Form 10-K
period 2012-12-31
CINCINNATI FINANCIAL CORP
filed 2013-02-27
CIK 20286

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2012.

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No☑

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

Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of voting stock held by nonaffiliates of the Registrant was $5,608,134,376 as of June 30, 2012.

As of February 21, 2013, there were 163,227,008 shares of common stock outstanding.

Document Incorporated by Reference

Portions of the definitive Proxy Statement for Cincinnati Financial Corporation’s Annual Meeting of Shareholders to be held on April 27, 2013, are incorporated by reference into Part III of this Form 10-K.

2012 Annual Report on Form 10-K

Table of Contents

Part I		3
Item 1.	Business	3
Cincinnati Financial Corporation – Introduction		3
Our Business and Our Strategy		3
Our Segments		12
Other		23
Regulation		24
Item 1A.	Risk Factors	26
Item 1B.	Unresolved Staff Comments	33
Item 2.	Properties	33
Item 3.	Legal Proceedings	33
Item 4.	Mine Safety Disclosures	33
Part II		34
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	34
Item 6.	Selected Financial Data	37
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	38
Introduction		38
Executive Summary		38
Critical Accounting Estimates		43
Recent Accounting Pronouncements		50
Results of Operations		51
Liquidity and Capital Resources		83
Safe Harbor Statement		98
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	100
Introduction		100
Fixed-Maturity Investments		101
Equity Investments		102
Application of Asset Impairment Policy		102
Item 8.	Financial Statements and Supplementary Data	105
Responsibility for Financial Statements		105
Management’s Annual Report on Internal Control Over Financial Reporting		106
Report of Independent Registered Public Accounting Firm		107
Consolidated Balance Sheets		108
Consolidated Statements of Comprehensive Income		109
Consolidated Statements of Shareholders’ Equity		110
Consolidated Statements of Cash Flows		111
Notes to Consolidated Financial Statements		112
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	140
Item 9A.	Controls and Procedures	140
Item 9B.	Other Information	140
Part III		141
Item 10.	Directors, Executive Officers and Corporate Governance	141
Item 11.	Executive Compensation	143
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	143
Item 13.	Certain Relationships and Related Transactions, and Director Independence	143
Item 14.	Principal Accounting Fees and Services	143
Part IV		143
Item 15.	Exhibits, Financial Statement Schedules	143

Part I

Item 1. Business

Cincinnati Financial Corporation – Introduction

We are an Ohio corporation formed in 1968. Our lead subsidiary, The Cincinnati Insurance Company, was founded in 1950. Our main business is property casualty insurance marketed through independent insurance agencies in 39 states. Our headquarters is in Fairfield, Ohio. At year-end 2012, we employed 4,057 associates, with 2,784 headquarters associates providing support to 1,273 field associates.

Cincinnati Financial Corporation owns 100 percent of three subsidiaries: The Cincinnati Insurance Company, CSU Producer Resources Inc. and CFC Investment Company. In addition, the parent company has an investment portfolio, owns the headquarters property and is responsible for corporate borrowings and shareholder dividends.

The Cincinnati Insurance Company owns 100 percent of our four additional insurance subsidiaries. Our standard market property casualty insurance group includes two of those subsidiaries – The Cincinnati Casualty Company and The Cincinnati Indemnity Company. This group writes a broad range of business, homeowner and auto policies. Other subsidiaries of The Cincinnati Insurance Company include The Cincinnati Life Insurance Company, which provides life insurance, disability income policies and fixed annuities, and The Cincinnati Specialty Underwriters Insurance Company, which offers excess and surplus lines insurance products.

The two noninsurance subsidiaries of Cincinnati Financial Corporation are CSU Producer Resources, which offers insurance brokerage services to our independent agencies so their clients can access our excess and surplus lines insurance products; and CFC Investment Company, which offers commercial leasing and financing services to our agencies, their clients and other customers.

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

A select group of independent agencies in 39 states actively markets our property casualty insurance within their communities. At year-end 2012, standard market commercial lines and excess and surplus lines policies were marketed in all of those states, while personal lines policies were marketed in 31 of those states. Within our select group of agencies, we also seek to become the life insurance carrier of choice and to help agents and their clients – our policyholders – by offering leasing and financing services.

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

Independent Insurance Agency Marketplace

The U.S. property casualty insurance industry is a highly competitive marketplace with more than 2,000 stock and mutual companies operating independently or in groups. No single company or group dominates across all product lines and states. Standard market insurance companies (carriers) can market a broad array of products nationally or:

•	choose to sell a limited product line or only one type of insurance (monoline carrier)

•	target a certain segment of the market (for example, personal insurance)

•	focus on one or more states or regions (regional carrier)

Standard market property casualty insurers generally offer insurance products through one or more distribution channels:

•	independent agents, who represent multiple carriers

•	captive agents, who represent one carrier exclusively

•	direct marketing to consumers

For the most part, we compete with standard market insurance companies that market through independent insurance agents. Agencies marketing our commercial lines products typically represent six to 12 standard market insurance carriers for commercial lines products, including both national and regional carriers, most of which are mutual companies. Our agencies typically represent four to six standard personal lines carriers, and we also compete with carriers that market personal lines products through captive agents and direct writers. Distribution through independent insurance agents or brokers represents approximately half of overall U.S. property casualty insurance premiums and approximately two-thirds of commercial property casualty insurance premiums, according to the Insurance Information Institute.

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

In addition to providing standard market property casualty insurance products, we operate our own excess and surplus lines insurance brokerage firm and insurance carrier so that we can offer our excess and surplus lines products exclusively to the independent agencies who market our other property casualty insurance products. We also market life insurance products through the agencies that market our property casualty products and through other independent agencies that represent The Cincinnati Life Insurance Company without also representing our other subsidiaries. Offering insurance solutions beyond our standard market property casualty insurance products helps our agencies meet the broader needs of their clients and also serves to increase and diversify agency revenues and profitability.

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

At year-end 2012, our 1,408 property casualty agency relationships were marketing our standard market insurance products from 1,758 reporting locations. An increasing number of agencies have multiple, separately identifiable locations, reflecting their growth and consolidation of ownership within the independent agency marketplace. The number of reporting agency locations indicates our agents’ regional scope and the extent of our presence within our 39 active states. At year-end 2011, our 1,312 agency relationships had 1,648 reporting locations. At year-end 2010, our 1,245 agency relationships had 1,544 reporting locations.

We made 140, 133 and 93 new agency appointments in 2012, 2011 and 2010, respectively. Of these new appointments, 109, 93 and 70, respectively, were new relationships. The remainder included new branch offices opened by existing Cincinnati agencies and appointment of agencies that merged with a Cincinnati agency. These new appointments and other changes in agency structures or appointment status led to a net increase in agency relationships of 96, 67 and 65 and a net increase in reporting agency locations of 110, 104 and 81 in 2012, 2011 and 2010, respectively.

On average, we have a 12.6 percent share of the standard lines property casualty insurance purchased through our reporting agency locations, according to data from agency surveys. Our share is 17.7 percent in reporting agency locations that have represented us for more than 10 years; 8.5 percent in agencies that have represented us for six to 10 years; 4.3 percent in agencies that have represented us for two to five years; and 1.2 percent in agencies that have represented us for one year or less.

Our largest single agency relationship accounted for approximately 0.9 percent of our total property casualty earned premiums in 2012. No aggregate locations under a single ownership structure accounted for more than 2.1 percent of our earned premiums in 2012.

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

We use various principles and practices such as diversification and enterprise risk management to maintain strong capital. For example, we maintain a diversified investment portfolio by reviewing and applying diversification parameters and tolerances.

•	Our $9.093 billion fixed-maturity portfolio is diversified and exceeds total insurance reserves. The portfolio had an average rating of A2/A, and its fair value exceeded total insurance reserve liability by nearly 40 percent at December 31, 2012. No corporate bond exposure accounted for more than 0.7 percent of our fixed-maturity portfolio, and no municipal exposure accounted for more than 0.2 percent.

•	The strength of our fixed-maturity portfolio provides an opportunity to invest for potential capital appreciation by purchasing equity securities. Our $3.373 billion equity portfolio minimizes concentrations in single stocks or industries. At December 31, 2012, no single security accounted for more than 4.2 percent of our portfolio of publicly traded common stocks, and no single sector accounted for more than 16 percent.

Strong liquidity increases our flexibility through all periods to maintain our cash dividend and to continue to invest in and expand our insurance operations. At December 31, 2012, we held $1.182 billion of our cash and invested assets at the parent company level, of which $958 million, or 81.0 percent, was invested in common stocks, and $90 million, or 7.6 percent, was cash or cash equivalents.

We minimize reliance on debt as a source of capital, maintaining the ratio of debt-to-total-capital below 20 percent. At December 31, 2012, this ratio at 14.1 percent was well below the target limit as capital remained strong while debt levels did not change from year-end 2011. Long-term debt at year-end 2012 totaled $790 million and our short-term debt was $104 million. The long-term debt consists of three nonconvertible, noncallable debentures, two due in 2028 and one in 2034. Ratings for our long-term debt are discussed in Item 7, Liquidity and Capital Resources, Additional Sources of Liquidity, Page 84.

At year-end 2012 and 2011, risk-based capital (RBC) for our standard and excess and surplus lines property casualty operations and life operations was very strong, far exceeding regulatory requirements.

•	We ended 2012 with a 0.9-to-1 ratio of property casualty premiums to surplus, a key measure of property casualty insurance company capacity and security. A lower ratio indicates more security for policyholders and greater capacity for growth by an insurer. We believe our ratio provides ample flexibility to diversify risk by expanding our operations into new geographies and product areas. The estimated industry average ratio was 0.8-to-1 at year-end 2012.

•	We ended 2012 with an 11.1 percent ratio of life statutory adjusted risk-based surplus to liabilities, a key measure of life insurance company capital strength. The estimated industry average ratio was 11.1 percent at year-end 2012. A higher ratio indicates an insurer’s stronger security for policyholders and capacity to support business growth.

Statutory Information

(Dollars in millions)	At December 31,
	2012	2011

Standard market property casualty insurance subsidiary
Statutory surplus	$3,914	$3,747
Risk-based capital (RBC)	3,928	3,754
Authorized control level risk-based capital	487	474
Ratio of risk-based capital to authorized control level risk-based capital	8.1	7.9
Written premium to surplus ratio	0.9	0.8

Life insurance subsidiary
Statutory surplus	$276	$281
Risk-based capital (RBC)	290	288
Authorized control level risk-based capital	29	36
Ratio of risk-based capital to authorized control level risk-based capital	10.1	7.9
Total liabilities excluding separate account business	2,626	2,454
Life statutory risk-based adjusted surplus to liabilities ratio	11.1	11.8

Excess and surplus insurance subsidiary
Statutory surplus	$199	$186
Risk-based capital (RBC)	199	186
Authorized control level risk-based capital	20	13
Ratio of risk-based capital to authorized control level risk-based capital	10.2	13.9
Written premium to surplus ratio	0.5	0.4

The consolidated property casualty insurance group’s ratio of investments in common stock to statutory surplus was 58.1 percent at year-end 2012 compared with 54.5 percent at year-end 2011.

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

All of our insurance subsidiaries continue to be highly rated. During 2012, three of the four ratings firms affirmed our insurance financial strength ratings and continued their stable outlook on the ratings. No other rating agency actions occurred during 2012.

As of February 25, 2013, our insurance financial strength ratings were:

Insurer Financial Strength Ratings
Rating agency	Standard market property casualty insurance subsidiary			Life insurance subsidiary			Excess and surplus insurance subsidiary			Date of most recent affirmation or action
			Rating Tier			Rating Tier			Rating Tier
A. M. Best Co.	A+	Superior	2 of 16	A	Excellent	3 of 16	A	Excellent	3 of 16	Stable outlook (12/19/12)
Fitch Ratings	A+	Strong	5 of 21	A+	Strong	5 of 21	-	-	-	Stable outlook (11/20/12)
Moody's Investors Service	A1	Good	5 of 21	-	-	-	-	-	-	Negative outlook (10/21/11)
Standard & Poor's Ratings Services	A	Strong	6 of 21	A	Strong	6 of 21	-	-	-	Stable outlook (7/30/12)

On December 19, 2012, A.M. Best affirmed our financial strength ratings that it had assigned in December 2008, continuing its stable outlook. A.M. Best cited our superior risk-adjusted capitalization, conservative loss reserving standards and growing use of predictive analytic modeling tools along with our historically strong operating performance. Concerns noted included geographic concentration and weakened underwriting results in recent years, primarily from above-average catastrophe-related losses. A.M. Best acknowledged the strong franchise value of our insurance subsidiaries and the financial flexibility of the holding company.

On November 20, 2012, Fitch Ratings affirmed our insurer financial strength ratings that it had assigned in August 2009, continuing its stable outlook. Fitch cited ratings strengths including our conservative operating subsidiary capitalization supported by strong holding company cash and marketable securities position and moderate holding company leverage, and well-managed reserves. Fitch added that we have implemented predictive modeling tools that are anticipated to improve underwriting expertise and loss ratios over time. Rating concerns noted principally related to challenges from competitive market conditions and exposure to regional natural catastrophes and other weather-related losses.

On July 30, 2012, Standard & Poor’s Ratings Services affirmed our insurer financial ratings that it had assigned in July 2010, continuing its stable outlook. S&P said its rating was based on our strong competitive position, which is reinforced by a loyal and productive agency force and a low-cost infrastructure. S&P also cited our very strong capitalization and high degree of financial flexibility. S&P noted that our strengths are partially offset by deteriorating property casualty underwriting results due to weather-related losses, and earnings volatility stemming from regional concentration and low reinsurance utilization.

Our debt ratings are discussed in Item 7, Liquidity and Capital Resources, Additional Sources of Liquidity, Page 84.

Operating Structure

We offer our broad array of insurance products through the independent agency distribution channel. We recognize that locally based independent agencies have relationships in their communities and local marketplace intelligence that can lead to policyholder satisfaction, loyalty and profitable business. Several of our strategic initiatives are intended not only to help us compete but also to enhance support of agencies that represent us, thereby contributing to agency success. We seek to be a consistent and predictable property casualty carrier that agencies can rely on to serve their clients. For our standard market business, field and headquarters underwriters make risk-specific decisions about both new business and renewals.

In our 10 highest volume states for consolidated property casualty premiums, 1,039 reporting agency locations wrote 65.4 percent of our 2012 consolidated property casualty earned premium volume compared with 992 locations and 66.5 percent in 2011.

Consolidated Property Casualty Insurance Earned Premiums by State

(Dollars in millions)	Earned premiums	% of total earned	Agency locations	Average premium per location
Year ended December 31, 2012
Ohio	$640	19.1%	235	$2.7
Illinois	263	7.9	127	2.1
Indiana	228	6.8	110	2.1
Pennsylvania	196	5.9	91	2.2
Georgia	170	5.1	88	1.9
North Carolina	163	4.9	91	1.8
Michigan	153	4.6	134	1.1
Virginia	128	3.8	65	2.0
Kentucky	122	3.7	43	2.8
Tennessee	120	3.6	55	2.2
Year ended December 31, 2011
Ohio	$591	19.5%	233	$2.5
Illinois	250	8.3	124	2.0
Indiana	208	6.9	107	1.9
Pennsylvania	184	6.1	85	2.2
Georgia	154	5.1	80	1.9
North Carolina	149	4.9	85	1.8
Michigan	134	4.4	118	1.1
Virginia	123	4.1	66	1.9
Kentucky	114	3.8	43	2.7
Wisconsin	103	3.4	51	2.0

Field Focus

We rely on our force of 1,273 field associates to provide service and be accountable to our agencies for decisions we make at the local level. These associates live in the communities our agents serve, working from offices in their homes and providing 24/7 availability to our agents. Headquarters associates support agencies and field associates with underwriting, accounting, technology assistance and training and other services. Company executives, headquarters underwriters and special teams regularly travel to visit agencies, strengthening the personal relationships we have with these organizations. Agents have opportunities for direct, personal conversations with our senior management team, and headquarters associates have opportunities to refresh their knowledge of marketplace conditions and field activities.

The field team is coordinated by field marketing representatives responsible for underwriting new commercial lines business. They are joined by field representatives specializing in claims, loss control, personal lines, excess and surplus lines, machinery and equipment, bond, premium audit and life insurance. The field team provides many services for agencies and policyholders; for example, our loss control field representatives and others specializing in machinery and equipment risks perform inspections and recommend specific actions to improve the safety of the policyholder’s operations and the quality of the agent’s account.

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

We employ technology solutions and business process improvements that:

•	allow our field and headquarters associates to collaborate with each other and with agencies more efficiently

•	provide our agencies the ability to access our systems and data from their agency management systems to process business transactions from their offices

•	allow policyholders to directly access, from their systems and mobile devices, pertinent policy information online in order to further improve efficiency for our agencies

•	automate our internal processes so our associates can spend more time serving agents and policyholders

•	reduce duplicated effort or friction points in technology processes, introducing more efficiency that reduces company and agency costs

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

Our 770 locally based field claims associates work from their homes, assigned to specific agencies. They respond personally to policyholders and claimants, typically within 24 hours of receiving an agency’s claim report. We believe we have a competitive advantage because of the person-to-person approach and the resulting high level of service that our field claims representatives provide. We also help our agencies provide prompt service to policyholders by giving agencies authority to immediately pay most first-party claims under standard market policies up to $2,500. We believe this same local approach to handling claims is a competitive advantage for our agents providing excess and surplus lines coverage in their communities. Handling of these claims includes guidance from headquarters-based excess and surplus lines claims managers.

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

Catastrophe response teams are comprised of volunteers from our experienced field claims staff, and we give them the authority they need to do their jobs. In times of widespread loss, our field claims representatives confidently and quickly resolve claims, often writing checks on the same day they inspect the loss. CMS introduced new efficiencies that are especially evident during catastrophes. Electronic claim files allow for fast initial contact with policyholders and easy sharing of information and data by rotating storm teams, headquarters and local field claims representatives. When hurricanes or other weather events are predicted, we can identify through mapping technologies the expected number of our policyholders that may be impacted by the event and choose to have catastrophe response team members travel to strategic locations near the expected impact area. They are in position to quickly get to the affected area, set up temporary offices and start calling on policyholders.

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

We staff a Special Investigations Unit (SIU) with former law enforcement and claims professionals whose qualifications make them well suited to gathering facts to uncover potential fraud. While we believe our job is to pay what is due under each policy contract, we also want to prevent false claims from unfairly increasing overall premiums. Our SIU also operates a computer forensics lab, using sophisticated software to recover data and mitigate the cost of computer-related claims for business interruption and loss of records.

Insurance Products

We actively market property casualty insurance in 39 states through a select group of independent insurance agencies. For most agencies that represent us, we believe we offer insurance solutions for approximately 75 percent of the typical insurable risks of their clients. Our standard market commercial lines products and our excess and surplus lines are marketed in all 39 states while our standard market personal lines products are marketed in 31, offering insurance coverage that includes business property and liability, automobile and homeowner as well as umbrella liability. We discuss our commercial lines, personal lines and excess and surplus lines insurance operations and products in Commercial Lines Property Casualty Insurance Segment, Page 13, Personal Lines Property Casualty Insurance Segment, Page 15, and Excess and Surplus Lines Property Casualty Insurance Segment, Page 16.

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

We also support the independent agencies affiliated with our property casualty operations in their programs to sell life insurance. The life insurance, disability and fixed annuity products offered by our life insurance subsidiary round out and protect accounts and improve account persistency. At the same time, our life operation increases diversification of revenue and profitability sources for both the agency and our company.

Our property casualty agencies make up the main distribution system for our life insurance products. To help build scale, we also develop life business from other independent life insurance agencies in geographic markets underserved through our property casualty agencies. We are careful to solicit business from these other agencies in a manner that does not compete with the life insurance marketing and sales efforts of our property casualty agencies. Our life insurance operation emphasizes up-to-date products, responsive underwriting, high-quality service and competitive pricing.

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

In addition to broad education and training support, we make available noninsurance financial services. CFC Investment Company offers equipment and vehicle leases and loans for independent insurance agencies, their commercial clients and other businesses. We also provide commercial real estate loans or other financial assistance to help agencies operate, expand and perpetuate their businesses. We believe that providing these services enhances agency relationships with the company and their clients, increasing loyalty while diversifying the agency’s revenues.

We’re studying opportunities to begin developing our consumer brand. Our goal is to better support our independent agents as we serve their clients, who are our current and prospective policyholders. As part of that study, we are running a small consumer advertising campaign in 2013.

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

Our strategies seek to position us to compete successfully in the markets we have targeted while optimizing the balance of risk and returns. We believe successful implementation of key initiatives that support our strategies will help us better serve our agent customers, reduce volatility in our financial results and achieve our long-term objectives despite shorter-term effects of difficult economic, market or pricing cycles. We describe our expectations for the results of these initiatives in Item 7, Executive Summary of Management’s Discussion and Analysis, Page 38.

Improve Insurance Profitability

Implementation of the initiatives described below is intended to enhance underwriting expertise and knowledge for our property casualty business, improving our ability to manage our business while also providing greater efficiency. By improving our capabilities to determine individual insurance policy pricing with better alignment to risk attributes, we can increase our effectiveness in managing profit margins. By improving internal processes and further developing performance metrics, we can further improve efficiency and effectiveness. These initiatives also support the ability of the agencies that represent us to grow profitably by allowing them to serve clients faster and more efficiently manage expenses. Important initiatives for 2013 to improve insurance profitability include:

•	Enhance underwriting expertise and knowledge – We continue to increase our use of information and develop our skills for improved underwriting performance, focusing on areas that will benefit most from additional effort. We also continue to expand our pricing capabilities by using predictive analytics, expecting cumulative benefits of these efforts to improve loss ratios over time. Expanded capabilities include streamlining and optimizing data to improve accuracy, timeliness and ease of use. Development of additional business data to support more accurate underwriting, more granular pricing and other business decision-making also continues through a multi-year, phased project. Project deliverables include enhancing our data management program in phases, including further developing our data warehouse used in our property casualty and life insurance operations.

Initiatives enhancing our ability to more profitably underwrite property coverages for various lines of business are an area of emphasis for 2013. A multi-department, multi-disciplinary taskforce has been reviewing our property book of business and continues to seek ways to improve profitability, similar to the approach we used to improve workers’ compensation results. Several profit improvement initiatives have been completed, such as filing with regulators certain modified deductible features of policy forms and revised underwriting guidelines. These features will be applied over time to existing policies as they renew. Other initiatives still in progress should also improve property-related underwriting results over time. Some of the more important commercial lines initiatives include increased specialization among selected claims and loss control associates, who bring enhanced expertise for property risks; increased commercial property inspections that give us enhanced underwriting knowledge for both new and renewal business; wind and hail deductibles in areas prone to convective storm losses; and use of new guidelines for underwriting hail risk. Some of the more important personal lines initiatives include increased use of higher loss deductibles and actual cash value claims settlement for insured damage to older roofs, and increased property inspections when homeowner policies renew, thereby providing more opportunities for underwriting or pricing actions on a case-by-case basis.

Initiatives for 2013 also include improving or expanding pricing precision with ongoing enhancement of analytics and predictive modeling tools. We continue to further integrate such tools with policy administration systems to help our underwriting associates better target profitability and discuss pricing impacts with agency personnel. Use of enhanced pricing precision tools and techniques with our existing policies as they renew should improve loss ratios over time, allowing us to ensure we are competitive on the most desirable business and able to adapt more rapidly to changes in market conditions. We began using the second generation of our workers’ compensation predictive modeling tool in the second half of 2012. Since late 2011, we have used pricing precision tools for our commercial auto line of business and also for general liability and commercial property coverages in commercial package accounts. Similar tools for small business policies written through our CinciPakTM product began being used in several states in 2012 and will be implemented for many more states in 2013. We also continue to enhance our model attributes used for personal auto and homeowner policies, expanding our pricing points to add more precision to models used in past years. We plan to introduce predictive modeling for dwelling fire policies in 2013. In addition, we are working to improve pricing precision for homeowner policies in select states over time through by-peril rating that allows for pricing in line with the unique combination and magnitude of hazards affecting a particular insured risk.

•	Improve internal processes – Improved processes support our strategic goals, reducing internal costs and allowing us to focus more resources on providing agency services. Important process improvement efforts include additional streamlining of policy processing between company and agency management systems, such as reduction of data entry by leveraging existing internal and external data. This allows for processing of some personal lines or small commercial lines business without intervention by an underwriter, for risks that meet qualifying underwriting criteria, and routing of complex work items to the most appropriate associate for optimal service. In 2013, we plan to expand this form of streamlined processing to personal lines policy renewal transactions, following successful 2012 implementation for new business policies. For small commercial lines policies that meet qualifying underwriting criteria, we plan to expand streamlined processing of renewal transactions to most states by the end of 2013, building on a pilot program implemented for a limited number of states and policy coverages. We also plan to add workers’ compensation policy processing to our e-CLAS® CPP commercial lines policy administration system.

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

Drive Premium Growth

Implementation of the operational initiatives below is intended to further penetrate each market we serve through our independent agency network. We expect strategies aimed at specific market opportunities, along with service enhancements, to help our agents grow and increase our share of their business. Our strategy includes new initiatives and execution of prior year growth initiatives, including use of profitability and growth models or plans at an agency level to facilitate coordination and decision-making. In addition to estimating planned premium growth from existing agencies, these plans help project the number of additional agencies needed to achieve premium targets. Our focus remains on the key components of agent satisfaction based on factors agents tell us are most important. Significant 2013 initiatives to drive premium growth include:

•	Expansion of our marketing and service capabilities – We continue to enhance our generalist approach to allow our appointed agencies to better compete in the marketplace by providing services an agent’s clients want and need. During 2013, we continue to develop and coordinate targeted marketing, including cross-selling opportunities, through our Target Markets department. This area focuses on commercial product development, including identification of and promotional support for promising classes of business. We offered 13 target markets programs to our agencies at the end of 2012, and we plan to launch additional programs during 2013, in addition to expanding product offerings within various programs.

We will pilot additional services in 2013 to select agencies that opt to use a customer care center we are developing for small commercial business policies. Our services will include various policy administration functions routinely provided by agencies, allowing agency personnel to focus more on marketing efforts and on providing additional service to their clients as needed. We will also continue to add field marketing representatives where needed for additional agency support in targeted areas, including some specializing in personal lines or excess and surplus lines. Associates in our life insurance segment plan to increase opportunities for agencies to cross-sell to their clients by providing additional service, including realigned territories for field associates and more product education.

•	New agency appointments – We continue to appoint new agencies to develop additional points of distribution, focusing on markets where our market share is less than 1 percent while also considering economic and catastrophe risk factors. In 2013, we are targeting approximately 65 appointments of independent agencies that write in aggregate $750 million or more in property casualty business annually with various insurance carriers. While this target is lower than in recent years, we believe it is appropriate based on our long-term premium volume objective while also considering the geographic marketing reach assessment and the multi-year nature of premium growth from past agency appointments, as noted below. We are also targeting approximately 75 appointments of additional independent agencies to offer only our life insurance products and service, in addition to ones among the 65 noted above that also want to represent us for life insurance.

We seek to build a close, long-term relationship with each agency we appoint. The contribution of new agencies to our property casualty premium growth should occur over several years, as time is required to fully realize the benefits of our agency relationships. We generally earn a 10 percent share of an agency’s business within 10 years of its appointment. We also help our agents grow their business by attracting more clients in their communities through unique Cincinnati-style service. We carefully evaluate the marketing reach of each new appointment to ensure the territory can support both current and new agencies. In counting new agency appointments, we include appointment of new agency relationships with property casualty insurance group subsidiaries of The Cincinnati Insurance Companies. For those that we believe will produce a meaningful amount of new business premiums, we also count appointments of agencies that merge with a Cincinnati agency and new branch offices opened by existing Cincinnati agencies. We made 140, 133 and 93 new appointments in 2012, 2011 and 2010, respectively, with 109, 93 and 70 representing new relationships.

We measure the overall success of our strategy to drive premium growth primarily through changes in net written premiums. Other important indicators that we are successfully executing initiatives to drive premium growth include tracking our progress toward our year-end 2015 direct written premiums target. We believe we can grow premiums faster than the industry average over any five-year period, while also achieving our long-term objective for underwriting profitability.

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

Revenues, income before income taxes and identifiable assets for each segment are shown in a table in Item 8, Note 18 of the Consolidated Financial Statements, Page 137. Some of that information also is discussed in this section of this report, where we explain the business operations of each segment. The financial performance of each segment is discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, which begins on Page 38.

Commercial Lines Property Casualty Insurance Segment

The commercial lines property casualty insurance segment contributed net earned premiums of $2.383 billion to consolidated total revenues, or 58.0 percent of that total, and reported profit before income taxes of $181 million in 2012. Commercial lines net earned premiums rose 8 percent in 2012 and 2 percent in 2011, following a decline of 2 percent in 2010.

Approximately 95 percent of our commercial lines premiums are written to provide accounts with coverages from more than one of our business lines. As a result, we believe that our commercial lines business is best measured and evaluated on a segment basis. However, we provide line of business data to summarize growth and profitability trends separately for our business lines. The seven commercial business lines are:

•	Commercial casualty – Provides coverage to businesses against third-party liability from accidents occurring on their premises or arising out of their operations, including liability coverage for injuries sustained from products sold as well as coverage for professional services, such as dentistry. Specialized casualty policies may include liability coverage for employment practices liability (EPLI), which protects businesses against claims by employees that their legal rights as employees of the company have been violated, and against other acts or failures to act under specified circumstances; and excess insurance and umbrella liability, including personal umbrella liability written as an endorsement to commercial umbrella coverages. The commercial casualty business line includes liability coverage written on both a nondiscounted and discounted basis as part of commercial package policies.

•	Commercial property – Provides coverage for loss or damage to buildings, inventory and equipment caused by covered causes of loss such as fire, wind, hail, water, theft and vandalism, as well as business interruption resulting from a covered loss. Commercial property also includes crime insurance, which provides coverage for losses such as embezzlement or misappropriation of funds by an employee, among others; and inland marine insurance, which provides coverage for builder’s risk, cargo, electronic data processing equipment and a variety of mobile equipment, such as contractor’s equipment. Various property coverages can be written as stand-alone policies or can be added to a package policy. The commercial property business line includes property coverage written on both a nondiscounted and discounted basis as part of commercial package policies.

•	Commercial auto – Protects businesses against liability to others for both bodily injury and property damage, medical payments to insureds and occupants of their vehicles, physical damage to an insured’s own vehicle from collision and various other perils, and damages caused by uninsured motorists.

•	Workers’ compensation – Protects employers against specified benefits payable under state or federal law for workplace injuries to employees. We write workers’ compensation coverage in all of our active states except North Dakota, Ohio, Washington and Wyoming, where coverage is provided solely by the state instead of by private insurers.

•	Specialty packages – Includes coverages for property, liability and business interruption tailored to meet the needs of specific industry classes such as artisan contractors, dentists, garage operators, financial institutions, metalworkers, printers, religious institutions or smaller main street businesses. Businessowners policies, which combine property, liability and business interruption coverages for small businesses, are included in specialty packages.

•	Surety and executive risk – This business line includes:

o	Contract and commercial surety bonds, which guarantee a payment or reimbursement for financial losses resulting from dishonesty, failure to perform and other acts.

o	Fidelity bonds, which cover losses that policyholders incur as a result of fraudulent acts by specified individuals or dishonest acts by employees.

o	Director and officer (D&O) liability insurance, which covers liability for actual or alleged errors in judgment, breaches of duty or other wrongful acts related to activities of for-profit or nonprofit organizations. Approximately 81 percent of our D&O policies and 50 percent of the premium volume in force for 2012 were for nonprofit entities. Our director and officer liability policy can optionally include EPLI coverage.

•	Machinery and equipment – Specialized coverage provides protection for loss or damage to boilers and machinery, including production and computer equipment, due to sudden and accidental mechanical breakdown, steam explosion or artificially generated electrical current.

Our emphasis is on products that agents can market to small to midsized businesses in their communities. Of our 1,758 reporting agency locations, 15 market only our surety and executive risk products and 26 market only our personal lines products. The remaining 1,717 locations, located in all states in which we actively market, offer some or all of our standard market commercial insurance products.

In 2012, our 10 highest volume commercial lines states generated 62.3 percent of our earned premiums compared with 63.3 percent in 2011 and 64.3 percent in 2010 as we continued efforts to geographically diversify our property casualty risks. Earned premiums in the 10 highest volume states increased 7 percent in 2012 and increased 12 percent in the remaining 29 states. The number of reporting agency locations in our 10 highest volume states increased to 1,035 in 2012 from 985 in 2011.

Commercial Lines Earned Premiums by State

(Dollars in millions)	Earned premiums	% of total earned	Agency locations	Average premium per location
Year ended December 31, 2012
Ohio	$364	15.3%	234	$1.6
Illinois	195	8.2	127	1.5
Pennsylvania	172	7.2	91	1.9
Indiana	148	6.2	108	1.4
North Carolina	123	5.2	88	1.4
Michigan	107	4.5	131	0.8
Virginia	103	4.3	65	1.6
Georgia	92	3.9	83	1.1
Wisconsin	91	3.8	53	1.7
Tennessee	88	3.7	55	1.6
Year ended December 31, 2011
Ohio	$341	15.5%	232	$1.5
Illinois	189	8.6	123	1.5
Pennsylvania	163	7.4	85	1.9
Indiana	138	6.3	106	1.3
North Carolina	118	5.4	82	1.4
Virginia	101	4.6	66	1.5
Michigan	99	4.5	115	0.9
Georgia	83	3.8	75	1.1
Wisconsin	82	3.7	51	1.6
Tennessee	77	3.5	50	1.5

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

Our emphasis on small to midsized businesses is reflected in the mix of our commercial lines premium volume by policy size. Approximately 85 percent of our commercial in-force policies have annual premiums of $10,000 or less, accounting in total for approximately one-third of our 2012 commercial lines premium volume. The remainder of policies have annual premiums greater than $10,000, including in-force policies with annual premiums greater than $100,000 that account for slightly less than 15 percent of our 2012 commercial lines premium volume.

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

The general liability exposure basis may be audited annually. Commercial auto, workers’ compensation, professional liability and most umbrella liability coverages within multi-year packages are rated at each of the policy's annual anniversaries for the next one-year period. The annual pricing could incorporate rate changes approved by state insurance regulatory authorities between the date the policy was written and its annual anniversary date, as well as changes in risk exposures and premium credits or debits relating to loss experience and other underwriting judgment factors. We estimate that approximately 75 percent of 2012 commercial premiums were subject to annual rating or were written on a one-year policy term.

We believe our commercial lines segment premiums reflect a higher concentration, relative to industry commercial lines premiums, in contractor-related businesses. Since economic activity related to construction, which can heavily influence insured exposures of contractors, may experience cycles that vary significantly with the economy as a whole, our commercial lines premium trends could vary from commercial lines premium trends for the property casualty insurance industry. In 2012, we estimated that policyholders with a contractor-related Insurance Services Office (ISO) general liability code accounted for approximately 34 percent of our general liability premiums, which are included in the commercial casualty line of business, and that policyholders with a contractor-related National Council on Compensation Insurance Inc. (NCCI) workers’ compensation code accounted for approximately 47 percent of our workers’ compensation premiums.

Understanding evolving market conditions is a critical function for our success, accomplished in both an informal and a formal manner. Informally, our field marketing representatives, underwriters and Target Markets department associates are routinely in receipt of market intelligence from the agencies with which they work, providing us with feedback. Our commercial lines product management group and field marketing representatives obtain competitive intelligence through various means. This market information helps identify the top competitors by line of business or specialty program and also identifies our market strengths and weaknesses. The information obtained encompasses pricing, breadth of coverage and underwriting/eligibility issues.

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

We support our commercial lines operations with a variety of technology tools. e-CLAS CPP for commercial package and auto coverages now has rolled out to all of our appointed agencies in 36 states. It is being developed for additional coverages and remaining states that will be deployed over time. Since the initial deployment of e-CLAS in late 2009, approximately three-quarters of our non-workers’ compensation commercial lines policies in force at the end of 2012 have been processed through e-CLAS. In addition to increasing efficiency for our associates, the system allows our agencies options to quote and produce commercial package policies in paper or electronic format from their offices and to bill policies through their agencies or through us. These features increase their ease of doing business with us. The e-CLAS platform also makes use of our real-time agency interface, CinciBridge®, which allows the automated movement of key underwriting data from an agency’s management system to e-CLAS. This reduces agents’ data entry tasks and allows seamless quoting, rating and issuance capability.

Personal Lines Property Casualty Insurance Segment

The personal lines property casualty insurance segment contributed net earned premiums of $868 million to consolidated total revenues, or 21.1 percent of the total, and reported a loss before income taxes of $43 million in 2012. Personal lines net earned premiums rose 14 percent in 2012, 6 percent in 2011 and 5 percent in 2010.

We prefer to write personal lines coverage in accounts that include both auto and homeowner coverages as well as coverages that are part of our other personal business line. At the end of 2012, for example, 76 percent of our homeowner policies were accompanied by a personal auto policy in the same account. As a result of our account-based approach, we believe that our personal lines business is best measured and evaluated on a segment basis. However, we provide line of business data to summarize growth and profitability trends separately for three business lines:

•	Personal auto – Protects against liability to others for both bodily injury and property damage, medical payments to insureds and occupants of their vehicle, physical damage to an insured’s own vehicle from collision and various other perils, and damages caused by uninsured motorists. In addition, many states require policies to provide first-party personal injury protection, frequently referred to as no-fault coverage.

•	Homeowner – Protects against losses to dwellings and contents from a wide variety of perils, as well as liability arising out of personal activities both on and off the covered premises. We also offer coverage for condominium unit owners and renters.

•	Other personal lines – This includes the variety of other types of insurance products we offer to individuals such as dwelling fire, inland marine, personal umbrella liability and watercraft coverages.

At year-end, we marketed personal lines insurance products through 1,321 or approximately 75 percent of our 1,758 reporting agency locations. The 1,321 personal lines agency locations are in 31 of the 39 states in which we offer standard market commercial lines insurance. We continue to evaluate opportunities to expand our marketing of personal lines to other states. Primary factors considered in the evaluation of a potential new state include weather-related catastrophe history and the legal climate.

In 2012, our 10 highest volume personal lines states generated 80.6 percent of our earned premiums compared with 80.7 percent in 2011 and 82.2 percent in 2010. Earned premiums in the six highest volume states increased 10 percent in 2012 while increasing 22 percent in the remaining states, reflecting progress toward our long-term objective of geographic diversification through new states for our personal lines operation. The number of reporting agency locations in our 10 highest volume states increased 6 percent to 847 in 2012 from 798 in 2011.

Personal Lines Earned Premiums by State

(Dollars in millions)	Earned premiums	% of total earned	Agency locations	Average premium per location
Year ended December 31, 2012
Ohio	$265	30.6%	208	$1.3
Georgia	72	8.2	78	0.9
Indiana	71	8.2	88	0.8
Illinois	62	7.2	95	0.7
Alabama	49	5.7	43	1.1
Kentucky	47	5.4	37	1.3
Michigan	42	4.8	114	0.4
North Carolina	37	4.3	81	0.5
Tennessee	29	3.4	50	0.6
Minnesota	24	2.8	53	0.5
Year ended December 31, 2011
Ohio	$242	31.7%	207	$1.2
Georgia	66	8.6	71	0.9
Indiana	64	8.4	85	0.8
Illinois	56	7.4	90	0.6
Kentucky	44	5.7	38	1.2
Alabama	42	5.5	41	1.0
Michigan	32	4.2	97	0.3
North Carolina	28	3.7	77	0.4
Tennessee	22	2.8	45	0.5
Virginia	20	2.7	47	0.4

New and renewal personal lines business reflects our risk-specific underwriting philosophy. Each agency selects personal lines business primarily from within the geographic territory that it serves, based on the agent’s knowledge of the risks in those communities or familiarity with the policyholder. Personal lines activities are supported by headquarters associates assigned to individual agencies. At year-end 2012, we had 11 full-time personal lines field marketing representatives who have underwriting authority and visit agencies on a regular basis. They focus primarily on key states targeted for growth, reinforcing the advantages of our personal lines products and offering training in the use of our processing system.

All of our personal lines policies are written for a one-year term. Competitive advantages of our personal lines operation include broad coverage forms, flexible underwriting, superior claims service and endorsements allowing customization of coverage for both personal auto and homeowner policies. Our personal lines products are processed through Diamond, our web-based real-time personal lines policy processing system that supports streamlined processing. Diamond incorporates features frequently requested by our agencies such as pre-filling of selected data for improved efficiency, easy-to-use screens, local and headquarters policy printing options, data transfer to and from popular agency management systems and real-time integration with third-party data such as insurance scores, motor vehicle reports and address verification.

Excess and Surplus Lines Property Casualty Insurance Segment

The excess and surplus lines property casualty segment contributed net earned premiums of $93 million to consolidated total revenues, or 2.3 percent of the total, and reported a loss before income taxes of $1 million in 2012, its fifth year of operation. Excess and surplus lines net earned premium increased 33 percent in 2012, 43 percent in 2011 and 81 percent in 2010.

Our excess and surplus lines policies typically cover business risks with unique characteristics, such as the nature of the business or its claim history, that are difficult to profitably insure in the standard commercial lines market. Excess and surplus lines insurers have more flexibility in coverage terms and rates compared with standard lines companies, generally resulting in policies with higher rates and terms and conditions customized for specific risks, including restricted coverage where appropriate. We target small to midsized risks, seeking to avoid those we consider exotic in nature. Our average excess and surplus lines policy size is approximately $5,000 in annual premiums, and policyholders in many cases also have standard market insurance with one of The Cincinnati Insurance Companies. All of our excess and surplus lines policies are written for a maximum term of one year. Approximately 85 percent of our 2012 premium volume for the excess and surplus lines segment provided commercial casualty coverages and about 15 percent provided commercial property coverages. Those coverages are described below.

•	Commercial casualty – Covers businesses for third-party liability from accidents occurring on their premises or arising out of their operations, including products and completed operations. The majority of these policies have coverage limits of $1 million or less. Miscellaneous errors and omissions and professional coverage for liability from actual or alleged errors in judgment, breaches of duty or other wrongful acts related to activities of insured businesses is also available, as is excess liability coverage that adds another layer of protection to the insured’s other liability insurance policies. Typical businesses covered include contractors, consultants, bars or taverns and manufacturers. Policies covering liability at special events are also available.

•	Commercial property – Insures loss or damage to buildings, inventory, equipment and business income from causes of loss such as fire, wind, hail, water, theft and vandalism. Examples of property we commonly insure with excess and surplus lines policies include temporarily vacant buildings, restaurants and relatively higher-hazard manufacturing classes.

At the end of 2012, we marketed excess and surplus lines insurance products in each of the 39 states in which we offer standard market commercial lines insurance. Offering excess and surplus lines helps agencies representing The Cincinnati Insurance Companies meet the insurance needs of their clients when coverage is unavailable in the standard market. By providing outstanding service, we can help agencies grow and prosper while also profitably growing our property casualty business.

In 2012, our 10 highest volume excess and surplus lines states generated 62.2 percent of our earned premiums compared with 62.8 percent in 2011 and 65.1 percent in 2010.

Excess and Surplus Lines Earned Premiums by State

(Dollars in millions)	Earned premiums	% of total earned
Year ended December 31, 2012
Ohio	$11	11.5%
Indiana	9	9.3
Texas	7	7.5
Georgia	6	6.8
Illinois	6	6.4
Missouri	5	4.9
Michigan	4	4.4
Alabama	4	4.1
Pennsylvania	3	3.7
Kentucky	3	3.6
Year ended December 31, 2011
Ohio	$9	12.4%
Indiana	7	9.7
Illinois	5	6.8
Georgia	5	6.6
Texas	4	6.3
Missouri	4	5.4
Pennsylvania	3	4.2
Michigan	3	4.0
Kentucky	3	3.7
North Carolina	3	3.7

Agencies representing The Cincinnati Insurance Companies produce over $2 billion in annual premiums for all carriers writing excess and surplus lines policies for their clients. We estimate that approximately half of that premium volume matches the targeted business types and coverages we offer through our excess and surplus lines segment. We structured the operations of this segment to meet the needs of these agencies and to market exclusively through them.

Agencies have access to The Cincinnati Specialty Underwriters Insurance Company’s product line through CSU Producer Resources, the wholly owned insurance brokerage subsidiary of parent-company Cincinnati Financial Corporation. CSU Producer Resources has binding authority on all classes of business written through The Cincinnati Specialty Underwriters Insurance Company and maintains appropriate agent and surplus lines licenses to process nonadmitted business.

We seek to earn a share of each agency’s best excess and surplus lines accounts by offering several unique benefits. Agency producers have direct access through CSU Producer Resources to a group of our underwriters who focus exclusively on excess and surplus lines business. Those underwriters can tap into broader Cincinnati services to provide policyholders additional value and help agents build the relationship through experienced and responsive loss control and claims handling. CSU Producer Resources gives extra support to our independent agency producers by remitting surplus lines taxes and stamping fees and retaining admitted market diligent search affidavits, where required. Agencies marketing through CSU Producer Resources instead of a competing brokerage generally receive a higher commission because use of our internal brokerage subsidiary eliminates some of the intermediary costs. This business is also factored in their profit-sharing agreement with The Cincinnati Insurance Companies.

We use a web-based excess and surplus lines policy administration system to quote, bind, issue and deliver policies electronically to agents. This system provides integration to existing document management and data management systems, allowing for real-time processing of policies and billing. It provides a specimen policy detailing coverages when a policy is quoted and delivers electronic copies of policies to independent agency producers within minutes of underwriting approval and policy issue. In 2012, more than 95 percent of policies were issued within 24 hours of a request to bind a policy.

Life Insurance Segment

The life insurance segment contributed $178 million of net earned premiums, representing 4.3 percent of consolidated total revenues, and negative $3 million of income before income taxes in 2012. Life insurance segment profitability is discussed in detail in Item 7, Life Insurance Results of Operations, Page 77. Life insurance net earned premiums grew 8 percent in 2012, 4 percent in 2011 and 10 percent in 2010.

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

Life Insurance Business Lines

Four lines of business – term life insurance, universal life insurance, worksite products and whole life insurance – account for 96.5 percent of the life insurance segment’s revenues:

•	Term life insurance – policies under which a death benefit is payable only if the insured dies during a specific period of time. For policies without a return of premium provision, no benefit is payable if the insured person survives to the end of the term. For policies in force with a return of premium provision, a benefit equal to the sum of all paid base premiums is payable if the insured person survives to the end of the term. Premiums are fixed, and they must be paid as scheduled. The policies are fully underwritten.

•	Universal life insurance – long-duration life insurance policies. Contract premiums are neither fixed nor guaranteed; however, the contract does specify a minimum interest crediting rate and a maximum cost of insurance charge and expense charge. Premiums are not fixed and may be varied by the contract owner. The cash values, available as a loan collateralized by the cash surrender value, are not guaranteed and depend on the amount and timing of actual premium payments and the amount of actual contract assessments. The policies are fully underwritten.

•	Worksite products – term life insurance, return of premium term life insurance, whole life insurance, universal life and disability insurance offered to employees through their employer. Premiums are collected by the employer using payroll deduction. Policies are issued using a simplified underwriting approach and on a guaranteed issue basis. Worksite insurance products provide our property casualty agency force with excellent cross-serving opportunities for both commercial and personal accounts. Agents report that offering worksite marketing to employees of their commercial accounts provides a benefit to the employees at no cost to the employer. Worksite marketing also connects agents with new customers who may not have previously benefited from receiving the services of a professional independent insurance agent.

•	Whole life insurance – policies that provide life insurance for the entire lifetime of the insured. The death benefit is guaranteed never to decrease and premiums are guaranteed never to increase. While premiums are fixed, they must be paid as scheduled. These policies provide guaranteed cash values that are available as loans collateralized by the cash surrender value. The policies are fully underwritten.

In addition, Cincinnati Life markets:

•	Disability income insurance that provides monthly benefits to offset the loss of income when the insured person is unable to work due to accident or illness.

•	Deferred annuities that provide regular income payments that commence after the end of a specified period or when the annuitant attains a specified age. During the deferral period, any payments made under the contract accumulate at the crediting rate declared by the company but not less than a contract-specified guaranteed minimum interest rate. A deferred annuity may be surrendered during the deferral period for a cash value equal to the accumulated payments plus interest less the surrender charge, if any.

•	Immediate annuities that provide some combination of regular income and lump sum payments in exchange for a single premium.

Life Insurance Distribution

Our life insurance subsidiary is licensed in 49 states and the District of Columbia. At year-end 2012, almost 87 percent of our 1,758 agency reporting locations offered Cincinnati Life products to their clients. We also develop life business from approximately 600 other independent life insurance agencies. We are careful to solicit business from these other agencies in a manner that does not conflict with or compete with the marketing and sales efforts of our property casualty agencies.

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

•	We primarily offer products addressing the needs of businesses with key person and buy-sell coverages. We offer quality, personal life insurance coverage to personal and commercial clients of our agencies.

•	Term life insurance is our largest life insurance product line. We continue to introduce new term products with features our agents indicate are important, such as a return of premium benefit.

Because of our strong capital position, we can offer a competitive product portfolio including guaranteed products, giving our agents a marketing edge. Our life insurance company maintains strong insurer financial strength ratings: A.M. Best, A (Excellent); Fitch, A+ (Strong); and Standard & Poor’s A (Strong); as discussed in Financial Strength, Page 5. Our life insurance company has chosen not to establish a Moody’s rating.

In 2012 and 2011, the principal geographic distribution of life insurance premiums, based on information contained in statements filed with state insurance departments, is reflected in the table below.

Life Insurance Premiums by State

(Dollars in millions)	Earned premiums	% of total earned
Year ended December 31, 2012
Ohio	$44	18.4%
Pennsylvania	18	7.5
Indiana	17	7.1
Illinois	16	6.7
Michigan	12	5.0
Year ended December 31, 2011
Ohio	$42	18.9%
Pennsylvania	17	7.7
Indiana	15	6.8
Illinois	16	7.2
Michigan	12	5.4

Investments Segment

Revenues of the investments segment are primarily from net investment income and from realized investment gains and losses from investment portfolios managed for the holding company and each of the operating subsidiaries.

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

The fair value of our investment portfolio was $12.466 billion and $11.735 billion at year-end 2012 and 2011, respectively. The overall portfolio remained in an unrealized gain position as equity and fixed income markets experienced strong returns in 2012.

The cash we generate from insurance operations historically has been invested in two broad categories of investments:

•	Fixed-maturity investments – Includes taxable and tax-exempt bonds and redeemable preferred stocks. During 2012 and 2011, purchases and market value gains more than offset sales and calls.

•	Equity investments – Includes common and nonredeemable preferred stocks. During 2012, purchases and fair value gains more than offset sales. During 2011, purchases and fair value gains partially offset sales.

(In millions)	At December 31, 2012				At December 31, 2011
	Cost or	Percent		Percent	Cost or	Percent		Percent
	amortized cost	of total	Fair value	of total	amortized cost	of total	Fair value	of total
Taxable fixed maturities	$5,473	51.7%	$6,137	49.2%	$5,369	52.4%	$5,847	49.8%
Tax-exempt fixed maturities	2,749	26.0	2,956	23.7	2,715	26.5	2,932	25.0
Common equities	2,270	21.4	3,238	26.0	2,088	20.4	2,854	24.3
Preferred equities	99	0.9	135	1.1	74	0.7	102	0.9
Total	$10,591	100.0%	$12,466	100.0%	$10,246	100.0%	$11,735	100.0%

When allocating cash to various asset classes, we consider market-based factors such as risk adjusted after-tax yields as well as internal measures based on regulatory and rating agency guidance. During 2012, approximately one-half of new cash flow was invested in equity securities, exceeding our long-term historic average. This was our first year since 2007 of positive net investment into common stocks. In 2011, we had net dispositions in all asset classes except investment grade corporate bonds. The primary driver of this was routine portfolio management as well as less new cash available for investment as a result of our unusual level of catastrophe activity.

At year-end 2012, less than 1 percent of the value of our investment portfolio was made up of securities that are classified as Level 3 assets and that require management’s judgment to develop pricing or valuation techniques. We generally obtain at least two outside valuations for these assets and generally use the more conservative estimate. These investments include private placements, small issues and various thinly traded securities. See Item 7, Fair Value Measurements, Page 48, and Item 8, Note 3 of the Consolidated Financial Statements, Page 121, for additional discussion of our valuation techniques.

In addition to securities held in our investment portfolio, at year-end 2012, other invested assets included $37 million of life policy loans and $31 million of venture capital fund investments.

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

Fixed-Maturity Portfolio Ratings

At year-end 2012, this portfolio’s fair value was 110.6 percent of amortized cost, up from last year as a result of both a general decline in interest rates and further credit spread tightening.

The portfolio grew in 2012 due to a combination of market performance and purchases, most heavily concentrated in the investment grade corporate sector. The majority of our nonrated securities are tax-exempt municipal bonds from smaller municipalities that chose not to pursue a credit rating. Credit ratings at year-end 2012 and 2011 for the fixed-maturity portfolio were:

(In millions)	At December 31, 2012		At December 31, 2011
	Fair value	Percent of total	Fair value	Percent of total
Moody's Ratings and Standard & Poor's Ratings combined:
Aaa, Aa, A, AAA, AA, A	$5,544	61.0%	$5,507	62.7%
Baa, BBB	3,180	35.0	2,842	32.4
Ba, BB	168	1.8	195	2.2
B, B	20	0.2	33	0.4
Caa, CCC	2	0.0	5	0.1
Daa, Da, D	1	0.0	2	0.0
Non-rated	178	2.0	195	2.2
Total	$9,093	100.0%	$8,779	100.0%

Our fixed-maturity portfolio as of December 31, 2012, included approximate maturing amounts with pretax average yields-to-book value as follows: 6.6 percent maturing in 2013 with a 4.5 percent yield, 7.4 percent in 2014 with a 4.9 percent yield, and 8.8 percent in 2015 with a 4.5 percent yield. Additional maturity periods for our fixed-maturity portfolio are shown in Item 8, Note 2 of the Consolidated Financial Statements, Page 118. Attributes of the fixed-maturity portfolio include:

	At December 31,
	2012		2011
Weighted average yield-to-amortized cost	5.0%		5.3%
Weighted average maturity	6.3	yrs	6.7	yrs
Effective duration	4.2	yrs	4.4	yrs

Taxable Fixed Maturities

The fair values of our taxable fixed-maturity portfolio for the last two years were:

(In millions)	At December 31,
	2012	2011
Investment-grade corporate	$5,388	$5,100
States, municipalities and political subdivisions	334	320
Below investment-grade corporate	182	198
Government sponsored enterprises	164	160
Convertibles and bonds with warrants attached	31	59
United States government	7	7
Foreign government	3	3
Commercial mortgage backed securities	28	-
Total	$6,137	$5,847

While our strategy typically is to buy and hold fixed-maturity investments to maturity, we monitor credit profiles and fair value movements when determining holding periods for individual securities. With the exception of U.S. agency issues, no individual issuer's securities accounted for more than 1.1 percent of the taxable fixed-maturity portfolio at year-end 2012. Investment grade corporate bonds had an average rating of Baa1 by Moody’s or BBB+ by Standard & Poor’s and represented 87.8 percent of the taxable fixed-maturity portfolio’s fair value at year end 2012, compared with 87.2 percent in 2011.

The investment-grade corporate bond portfolio is most heavily concentrated in the financial-related sectors, including banking, financial services and insurance. The financial sectors represented 31.2 percent of fair value of this portfolio at year-end 2012, compared with 29.3 percent, at year-end 2011. Although the financial-related sectors make up our largest group of investment-grade corporate bonds, we believe our concentration is below the average for the corporate bond market as a whole. No other sector exceeded 10 percent of our investment-grade corporate bond portfolio at year-end 2012.

Most of the $334 million of securities issued by states, municipalities and political subdivisions included in our taxable fixed-maturity portfolio at the end of 2012 were Build America Bonds.

Tax-Exempt Fixed Maturities

Our tax-exempt fixed-maturity portfolio’s fair value was $2.956 billion at December 31, 2012. The portfolio is well diversified among approximately 1,000 municipal bond issuers. No single municipal issuer accounted for more than 0.8 percent of the tax-exempt fixed-maturity portfolio at year-end 2012. Municipal bond holdings in our larger states were:

(In millions) At December 31, 2012	State issued general obligation bonds	Local issued general obligation bonds	Special revenue bonds	Total	Percent of total
Texas	$-	$398	$95	$493	16.7%
Indiana	-	15	286	301	10.2
Michigan	-	260	12	272	9.2
Illinois	-	226	20	246	8.3
Ohio	-	135	96	231	7.8
Washington	3	174	39	216	7.3
Wisconsin	3	106	27	136	4.6
Pennsylvania	-	83	8	91	3.1
Florida	-	21	65	86	2.9
Arizona	-	55	26	81	2.7
Colorado	-	45	19	64	2.2
New Jersey	-	38	17	55	1.9
New York	-	29	24	53	1.8
Kansas	-	28	21	49	1.7
Minnesota	-	36	6	42	1.4
All other states	2	285	253	540	18.2
Total	$8	$1,934	$1,014	$2,956	100.0%

At December 31, 2011
Texas	$-	$425	$99	$524	17.9%
Indiana	-	16	316	332	11.3
Michigan	-	257	12	269	9.2
Illinois	-	226	23	249	8.5
Ohio	-	132	107	239	8.2
Washington	3	174	39	216	7.4
Wisconsin	2	115	25	142	4.8
Pennsylvania	-	76	8	84	2.9
Florida	-	21	61	82	2.8
Arizona	-	51	27	78	2.7
Colorado	-	40	15	55	1.9
Kansas	-	27	20	47	1.6
New Jersey	-	30	17	47	1.6
New York	-	18	24	42	1.4
Utah	-	21	19	40	1.4
All other states	1	264	221	486	16.4
Total	$6	$1,893	$1,033	$2,932	100.0%

At year-end 2012, our tax-exempt fixed-maturity portfolio, with a fair value of $2.956 billion, had an average rating of Aa2/AA. Over 68 percent or $2.020 billion of the portfolio is insured, and approximately 96 percent of the insured portion carried an underlying rating of at least A3 or A- by Moody’s or Standard & Poor’s at year end. We strongly prefer general obligation or essential services bonds, which we believe provide a superior risk profile. The top three revenue resources of the $1.014 billion in special revenue bonds owned at year-end 2012 were 37 percent from leasing, 24 percent from water and sewer and 9 percent from higher education.

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

Common Stocks

Our cash allocation for common stock purchases is implemented only after we ensure that our insurance reserves are adequately covered by our fixed-maturity investments. We believe our strategy of primarily investing in a diversified selection of larger capitalization, high quality, dividend-increasing companies generally results in reduced volatility relative to the broader equity markets.

At year-end 2012 and 2011, no holding had a fair value equal to or greater than 5 percent of our publicly traded common stock portfolio. Pepsico Inc. (NYSE:PEP) was our largest single common stock investment at year end, comprising 4.2 percent of the publicly traded common stock portfolio and 1.1 percent of the entire investment portfolio.

At year-end 2012, 29.6 percent of our common stock holdings (measured by fair value) were held at the parent company level. The distribution of the portfolio among industry sectors is shown in the table below.

Common Stock Portfolio Industry Sector Distribution

	Percent of Publicly Traded Common Stock Portfolio
	At December 31, 2012		At December 31, 2011
	Cincinnati Financial	S&P 500 Industry Weightings	Cincinnati Financial	S&P 500 Industry Weightings
Sector:
Information technology	16.0%	19.1%	16.9%	19.0%
Industrials	12.9	10.1	11.8	10.7
Healthcare	12.2	12.0	12.0	11.8
Energy	12.0	11.0	14.0	12.3
Consumer staples	11.7	10.6	12.3	11.5
Financial	11.2	15.6	8.5	13.4
Consumer discretionary	9.7	11.5	9.4	10.7
Materials	5.7	3.6	5.7	3.5
Utilities	4.8	3.4	5.5	3.9
Telecomm services	3.8	3.1	3.9	3.2
Total	100.0%	100.0%	100.0%	100.0%

Preferred Stocks

We evaluate preferred stocks in a manner similar to our evaluation of fixed-maturity investments, seeking attractive relative yields. We generally focus on investment-grade preferred stocks issued by companies with strong histories of paying common dividends, providing us with another layer of protection. When possible, we seek out preferred stocks that offer a dividend received deduction for income tax purposes. We purchased $27 million in this portfolio in 2012 and sold $2 million. We made no purchases or sales for this portfolio during 2011.

Additional information about the composition of investments is included in Item 8, Note 2 of the Consolidated Financial Statements, Page 118. A detailed listing of our portfolio is updated on our website, www.cinfin.com/investors, each quarter when we report our quarterly financial results.

Other

We report as Other the noninvestment operations of the parent company and its noninsurer subsidiary CFC Investment Company. This subsidiary offers commercial leasing and financing services to our agencies, their clients and other customers. At year-end 2012, CFC Investment Company had 2,562 accounts and $75 million in receivables, compared with 2,217 accounts and $76 million in receivables at year-end 2011.

Regulation

The business of insurance primarily is regulated by state law. All of our insurance company subsidiaries are domiciled in the state of Ohio except The Cincinnati Specialty Underwriters Insurance Company, which is domiciled in Delaware. Each insurance subsidiary is governed by the insurance laws and regulations in its respective state of domicile. We also are subject to state regulatory authorities of all states in which we write insurance. The state laws and regulations that have the most significant effect on our insurance operations and financial reporting are discussed below.

•	Insurance Holding Company Regulation – We are regulated as an insurance holding company system in the respective states of domicile of our primary standard market property casualty company subsidiary and its surplus lines and life insurance subsidiaries. These regulations require that we annually furnish financial and other information about the operations of the individual companies within the holding company system. All transactions within a holding company affecting insurers must be fair and equitable. Notice to the state insurance commissioner is required prior to the consummation of transactions affecting the ownership or control of an insurer and prior to certain material transactions between an insurer and any person or entity in its holding company group. In addition, some of those transactions cannot be consummated without the commissioner’s prior approval. Recent amendments to the Model Insurance Holding Company System Regulatory Act and Regulation, adopted by the National Association of Insurance Commissioners (NAIC), and passed by a number of state legislatures, requires insurance holding company systems to provide regulators with more information about the risks posed by any noninsurance company subsidiaries in the holding company system.

•	Subsidiary Dividends – The Cincinnati Insurance Company is 100 percent owned by Cincinnati Financial Corporation. The dividend-paying capacity of The Cincinnati Insurance Company and its 100 percent owned subsidiaries is regulated by the laws of the applicable state of domicile. Under these laws, our insurance subsidiaries must provide a 10-day advance informational notice to the insurance commissioner for the domiciliary state prior to payment of any dividend or distribution to its shareholders. Generally, the most our insurance subsidiary can pay without prior regulatory approval is the greater of 10 percent of policyholder surplus or 100 percent of statutory net income for the prior calendar year.

The insurance company subsidiaries must give 30 days’ notice to and obtain prior approval from the state insurance commissioner before the payment of an extraordinary dividend as defined by the state’s insurance code. You can find information about the dividends paid by our insurance subsidiary in 2012 in Item 8, Note 9 of the Consolidated Financial Statements, Page 127

•	Insurance Operations – All of our insurance subsidiaries are subject to licensing and supervision by departments of insurance in the states in which they do business. The nature and extent of such regulations vary, but generally are rooted in statutes that delegate regulatory, supervisory and administrative powers to state insurance departments. Such regulations, supervision and administration of the insurance subsidiaries include, among others, the standards of solvency that must be met and maintained; the licensing of insurers and their agents and brokers; the nature and limitations on investments; deposits of securities for the benefit of policyholders; regulation of standard market policy forms and premium rates; policy cancellations and nonrenewals; periodic examination of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of insurers or for other purposes; requirements regarding reserves for unearned premiums, losses and other matters; the nature of and limitations on dividends to policyholders and shareholders; the nature and extent of required participation in insurance guaranty funds; the involuntary assumption of hard-to-place or high-risk insurance business, primarily workers’ compensation insurance; and the collection, remittance and reporting of certain taxes and fees. Our primary insurance regulators have adopted the Model Audit Rule for annual statutory financial reporting. This regulation closely mirrors the Sarbanes-Oxley Act on matters such as auditor independence, corporate governance and internal controls over financial reporting. The regulation permits the audit committee of Cincinnati Financial Corporation’s board of directors to also serve as the audit committee of each of our insurance subsidiaries for purposes of this regulation.

•	Insurance Guaranty Associations – Each state has insurance guaranty association laws under which the associations may assess life and property casualty insurers doing business in the state for certain obligations of insolvent insurance companies to policyholders and claimants. Typically, states assess each member insurer in an amount related to the insurer’s proportionate share of business written by all member insurers in the state. Our insurance companies received a savings of less than $1 million from guaranty association refunds in both 2012 and 2011. We cannot predict the amount and timing of any future assessments or refunds on our insurance subsidiaries under these laws.

•	Shared Market and Joint Underwriting Plans – State insurance regulation requires insurers to participate in assigned risk plans, reinsurance facilities and joint underwriting associations, which are mechanisms that generally provide applicants with various basic insurance coverages when they are not available in voluntary markets. Such mechanisms are most commonly instituted for automobile and workers’ compensation insurance, but many states also mandate participation in FAIR Plans or Windstorm Plans, which provide basic property coverages. Participation is based upon the amount of a company’s voluntary market share in a particular state for the classes of insurance involved. Underwriting results related to these organizations could be adverse to our company.

•	Statutory Accounting – For public reporting, insurance companies prepare financial statements in accordance with GAAP. However, certain data also must be calculated according to statutory accounting rules as defined in the NAIC’s Accounting Practices and Procedures Manual. While not a substitute for any GAAP measure of performance, statutory data frequently is used by industry analysts and other recognized reporting sources to facilitate comparisons of the performance of insurance companies.

•	Insurance Reserves – State insurance laws require that property casualty and life insurers annually analyze the adequacy of reserves. Our appointed actuaries must submit an opinion that reserves are adequate for policy claims-paying obligations and related expenses.

•	Investment Regulation – Insurance company investments must comply with laws and regulations pertaining to the type, quality and concentration of investments. Such laws and regulations permit investments in federal, state and municipal obligations, corporate bonds, preferred and common equity securities, mortgage loans, real estate and certain other investments, subject to specified limits and other qualifications. At December 31, 2012, the company believes it was in compliance with these laws and regulations in all material respects.

•	Risk-Based Capital Requirements – The NAIC’s risk-based capital (RBC) requirements for property casualty and life insurers serve as an early warning tool for the NAIC and state regulators to identify companies that may be undercapitalized and may merit further regulatory action. The NAIC has a standard formula for annually assessing RBC. The formula for calculating RBC for property casualty companies takes into account asset and credit risks but places more emphasis on underwriting factors for reserving and pricing. The formula for calculating RBC for life insurance companies takes into account factors relating to insurance, business, asset and interest rate risks.

Although the federal government and its regulatory agencies generally do not directly regulate the business of insurance, federal legislation and administrative rules adopted to implement them do affect our business. Privacy laws, such as the Gramm-Leach-Bliley Act, the Fair Credit Reporting Act and the Health Insurance Portability and Accounting Act (HIPAA) are the federal laws that most affect our day-to-day operations. These apply to us because we gather and use personal nonpublic information to underwrite insurance and process claims. We also are subject to other federal laws, such as the Terrorism Risk Insurance Act (TRIA), anti-money laundering statute (AML), the Nonadmitted and Reinsurance Reform Act (NRRA), and the rules and regulations of the Office of Foreign Assets Control (OFAC).

Title V of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank) created the Federal Insurance Office to monitor the insurance industry and gather information to identify issues or gaps in the regulation of insurers that could contribute to a systemic crisis in the insurance industry of the United States financial system, and to recommend to the Financial Stability Oversight Council that it designate an insurer as a systemically significant entity requiring additional supervision by the Federal Reserve Board. We do not expect Dodd-Frank to result in federal oversight of our operations as a systemically significant entity.

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

We market our products through independent, nonexclusive insurance agents. These agents are not obligated to promote our products and can and do sell our competitors’ products. We must offer insurance products that meet the needs of these agencies and their clients. We need to maintain good relationships with the agencies that market our products. If we do not, these agencies may market our competitors’ products instead of ours, which may lead to us having a less desirable mix of business and could affect our results of operations.

Certain events or conditions could diminish our agents’ desire to produce business for us and the competitive advantage that our independent agencies enjoy, including:

•	Downgrade of the financial strength ratings of our insurance subsidiaries. We believe our strong insurer financial strength ratings, in particular, the A+ (Superior) ratings from A.M. Best for our standard market property casualty insurance group and each subsidiary, are an important competitive advantage. See Item 1, Financial Strength, Page 5, for additional discussion of our financial strength ratings.

•	Concerns that doing business with us is difficult or not profitable, perceptions that our level of service is no longer a distinguishing characteristic in the marketplace, perceptions that our products do not meet the needs of our agents’ clients or perceptions that our business practices are not compatible with agents’ business models. Mergers and acquisitions could result in a concentration of a significant amount of premium in one agency.

•	Delays in the development, implementation, performance and benefits of technology systems and enhancements or independent agent perceptions that our technology solutions do not match their needs.

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

Further, policyholders may choose a competitor’s product rather than our own because of real or perceived differences in price, terms and conditions, coverage or service. If the quality of the independent agencies with which we do business were to decline, that also might cause policyholders to purchase their insurance through different agencies or channels. Consumers, especially in the personal insurance segments, may increasingly choose to purchase insurance from distribution channels other than independent insurance agents, such as direct marketers. Increased advertising by insurers, especially direct marketers, could cause consumers to shift their buying habits, bypassing independent agents altogether.

Our credit ratings or financial strength ratings of our insurance subsidiaries could be downgraded.

A downgrade in one or more of our company’s credit or debt ratings could adversely impact our borrowing costs or limit our access to capital. Financial strength ratings reflect a rating agency’s opinion of our insurance subsidiaries’ financial strength, operating performance, strategic position and ability to meet obligations to policyholders. Our ratings are subject to periodic review and there is no assurance that our ratings will not be changed. Ratings agencies could change or expand their requirements or could find that our insurance subsidiaries no longer meet the criteria established for current ratings. If our property casualty insurer financial strength ratings were to be downgraded, our agents might find it more difficult to market our products or might choose to emphasize the products of other carriers. See Item 7, Liquidity and Capital Resources, Additional Sources of Liquidity, Page 84, for additional discussion of ratings for our long-term debt.

We could experience an unusually high level of losses due to catastrophic, terrorism or pandemic events or risk concentrations.

In the normal course of our business, we provide coverage against perils for which estimates of losses are highly uncertain, in particular catastrophic and terrorism events. Catastrophes can be caused by a number of events, including hurricanes, tornadoes, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires. Due to the nature of these events, we are unable to predict precisely the frequency or potential cost of catastrophe occurrences. Various scientists and other experts believe that changing climate conditions have added to the unpredictability, frequency and severity of such natural disasters in certain parts of the world and have created additional uncertainty as to future trends and exposures. We cannot predict the impact that changing climate conditions may have on our results of operations nor can we predict how any legal, regulatory or social responses to concerns about climate change may impact our business. Additionally, man-made events, such as hydraulic fracturing, could cause damage from earth movement or create environmental hazards.

The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Our ability to appropriately manage catastrophe risk depends partially on catastrophe models, the accuracy of which may be affected by inaccurate or incomplete data, the uncertainty of the frequency and severity of future events and the uncertain impact of climate change. Additionally, these models are recalibrated and changed over time, with more data availability and changing opinions regarding the effect of current or emerging loss patterns and conditions. Please see Item 7, 2013 Reinsurance Programs, Page 95, for a discussion of modeled losses considered in evaluating our reinsurance strategy.

The geographic regions in which we market insurance are exposed to numerous natural catastrophes, such as:

•	Hurricanes in the gulf, eastern and southeastern coastal regions.

•	Earthquakes in many regions, most particularly in the New Madrid fault zone, which lies within the central Mississippi valley, extending from northeast Arkansas through southeast Missouri, western Tennessee and western Kentucky to southern Illinois, southern Indiana and parts of Ohio.

•	Tornado, wind and hail in the Midwest, South, Southeast, Southwest and the mid-Atlantic.

The occurrence of terrorist attacks in the geographic areas we serve could result in substantially higher claims under our insurance policies than we have anticipated. While we do insure terrorism risk in all areas we serve, we have identified our major terrorism exposure geographically as general commercial risks in the Tier 1 cities of metropolitan Chicago area, and to a much lesser degree, Washington DC, Houston and Los Angeles. We have a greater amount of business in less hazardous Tier 2 cities such as Atlanta, Phoenix-Mesa, Minneapolis, Cleveland, St. Louis, Denver, Tampa-St. Petersburg, Pittsburgh and Cincinnati. We have exposure to small co-op utilities, water utilities, wholesale fuel distributors, small shopping malls and small colleges throughout our 39 active states and, because of the number of associates located there, our Fairfield, Ohio headquarters. Additionally, our life insurance subsidiary could be adversely affected in the event of a terrorist event or an epidemic such as the avian or swine flu, particularly if the epidemic were to affect a broad range of the population beyond just the very young or the very old. Our associate health plan is self-funded and could similarly be affected.

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

The Cincinnati Insurance Company also participates in certain assumed reinsurance treaties with reinsurers that spread the risk of very large catastrophe losses among many insurers. At the beginning of 2013, two surplus share treaties were in effect with the largest treaty representing exposure for us of up to $3 million of assumed losses from a single catastrophic event. If there is a high frequency of very large catastrophe events during a coverage period of the treaty, our financial position and results of operations could be materially affected. Please see Item 7, 2013 Reinsurance Programs, Page 95, for a discussion of our reinsurance treaties.

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

For fixed-maturity investments such as bonds, which represented approximately 72.5 percent of the fair value of our invested assets at the end of 2012, the inverse relationship between interest rates and bond prices leads to falling bond values during periods of increasing interest rates. A significant increase in the general level of interest rates could have an adverse effect on our shareholders’ equity and our policyholders’ surplus.

Investment income is an important component of our revenues and net income. The ability to increase investment income and generate longer-term growth in book value is affected by factors beyond our control, such as: inflation, economic growth, interest rates, world political conditions, changes in laws and regulations, terrorism attacks or threats, adverse events affecting other companies in our industry or the industries in which we invest, market events leading to credit constriction, and other widespread unpredictable events. These events may adversely affect the economy generally and could cause our investment income or the value of securities we own to decrease. A significant decline in our investment income could have an adverse effect on our net income, and thereby on our shareholders’ equity and our policyholders’ surplus. For example, a significant increase in the general level of interest rates could lead to falling bond values. For more detailed discussion of risks associated with our investments, please refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, Page 100.

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

At year-end 2012, common stock holdings made up 25.8 percent of our invested assets. Adverse news or events affecting the global or U.S. economy or the equity markets could affect our net income, book value and overall results, as well as our ability to pay our common stock dividend. See Item 7, Investments Results of Operations, Page 79, and Item 7A, Quantitative and Qualitative Disclosures About Market Risk, Page 100, for discussion of our investment activities.

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

If our pricing were incorrect or we were unable to compete effectively because of one or more of these factors, our premium writings could decline and our results of operations and financial condition could be materially adversely affected. Large competitors could intentionally disrupt the market by targeting certain lines or underpricing the market.

Please see the discussion of our Commercial Lines, Personal Lines, Excess and Surplus Lines and Life Insurance Segments in Item 1, Page 13, Page 15, Page 16 and Page 18, for a discussion of our competitive position in the insurance marketplace.

Our pricing and capital models could be flawed.

We use various predictive pricing models, stochastic models and/or forecasting techniques to help us to understand our business, analyze risk and estimate future trends. The output of these models is used to assist us in making underwriting, pricing, reinsurance, reserving and capital decisions and helps us set our strategic direction. These models contain numerous assumptions and are subject to uncertainties and limitations inherent in any statistical analysis. Actual results might differ from modeled output, resulting in pricing our products incorrectly, overestimating or underestimating reserves, or inaccurately forecasting the impact of modeled events on our results. This could materially adversely impact the results of our operations.

Our loss reserves, our largest liability, are based on estimates and could be inadequate to cover our actual losses.

Our consolidated financial statements are prepared using GAAP. These principles require us to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. Actual results could differ materially from those estimates. For a discussion of the significant accounting policies we use to prepare our financial statements, the material implications of uncertainties associated with the methods, assumptions and estimates underlying our critical accounting policies and the process used to determine our loss reserves, please refer to Item 8, Note 1 of the Consolidated Financial Statements, Page 112, and Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves and Life Insurance Policy Reserves, Page 43 and Page 47.

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

Please see Item 7, 2013 Reinsurance Programs, Page 95, for a discussion of selected reinsurance transactions.

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

Our ability to successfully execute business functions also depends on hiring and retaining qualified associates. Competition for high-quality executives and other key associates occurs within the insurance industry and from other industries. We also must effectively develop and manage associates, including providing training and resources. Such tools and information can allow them to effectively perform critical business functions and adapt to changing business needs. If we were unable to attract and retain certain associates, or if we fail to provide adequate training or resources, we could limit the success of executing our strategic plans and vital business functions.

The effects of changes in industry practices, laws and regulations on our business are uncertain.

As industry practices and legal, judicial, legislative, regulatory, political, social and other environmental conditions change, unexpected and unintended issues related to insurance pricing, claims and coverage, may emerge. These issues may adversely affect our business by impeding our ability to obtain adequate rates for covered risks, extending coverage beyond our underwriting intent, by increasing the number or size of claims, by varying assumptions underlying our critical accounting estimates or by increasing duties owed to policyholders beyond contractual obligations. In some instances, unforeseeable emerging and latent claim and coverage issues may not become apparent until sometime after we have issued the insurance policies that could be affected by the changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a policy is issued and our pricing and reserve estimates may not accurately reflect its effect.

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

Federal laws and regulations, including those that may be enacted in the wake of the financial and credit crises, may have adverse effects on our business, potentially including a change from a state-based system of regulation to a system of federal regulation, the repeal of the McCarran Ferguson Act, and/or measures under the Dodd-Frank Act that establish the Federal Insurance Office and provide for a determination that a nonbank financial company presents systemic risk and therefore should be subject to heightened supervision by the Federal Reserve Board. It is not known how this federal office will coordinate and interact with the NAIC and state insurance regulators. Adoption or implementation of any of these measures may restrict our ability to conduct our insurance business, govern our corporate affairs or increase our cost of doing business.

The effects of such changes could adversely affect our results of operations. Please see Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves and Life Insurance Policy Reserves, Page 43 and Page 47, for a discussion of our reserving practices.

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

While we take all commercially reasonable measures to keep our systems and data secure, it is difficult or impossible to defend against every risk being posed by changing technologies as well as criminals’ intent on committing cyber-crime. Increasing sophistication of cyber-criminals and terrorists make keeping up with new threats difficult and could result in a breach. Patching and other measures to protect existing systems and servers could be inadequate, especially on systems that are being retired. Controls employed by our U.S., off-shore and cloud vendors could prove inadequate. We could also experience a breach by intentional or negligent conduct on the part of associates or other internal sources. Our systems and those of our third-party vendors may become vulnerable to damage or disruption due to circumstances beyond our or their control, such as from catastrophic events, power anomalies or outages, natural disasters, network failures, and viruses and malware.

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

Dividends paid to our parent company by our insurance subsidiary are restricted by the insurance laws of Ohio, its domiciliary state. These laws establish minimum solvency and liquidity thresholds and limits. In 2013, the maximum dividend that may be paid without prior regulatory approval is limited to the greater of 10 percent of statutory surplus or 100 percent of statutory net income for the prior calendar year, up to the amount of statutory unassigned surplus as of the end of the prior calendar year. Dividends exceeding these limitations may be paid only with prior approval of the Ohio Department of Insurance. Consequently, at times, we might not be able to receive dividends from our insurance subsidiary, or we might not receive dividends in the amounts necessary to meet our debt obligations or to pay dividends on our common stock without liquidating securities. This could affect our financial position.

Please see Item 1, Regulation, Page 24, and Item 8, Note 9 of the Consolidated Financial Statements, Page 127, for discussion of insurance holding company dividend regulations.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Cincinnati Financial Corporation owns our headquarters building located on 100 acres of land in Fairfield, Ohio. This building has approximately 1,508,200 total square feet of available space. The property, including land, is carried in our financial statements at $145 million as of December 31, 2012, and is classified as land, building and equipment, net, for company use. John J. & Thomas R. Schiff & Co. Inc., a related party, occupies approximately 6,750 square feet (less than 1 percent). This property is used by all segments reported in the Consolidated Financial Statements and accompanying Notes.

Cincinnati Financial Corporation also owns the Fairfield Executive Center, which is located on the northwest corner of our headquarters property. This four-story office building has approximately 124,000 square feet of available space. The property is carried in the financial statements at $7 million as of December 31, 2012, and is classified as land, building and equipment, net, for company use. Unaffiliated tenants occupy approximately 5 percent. This property is used by all segments reported in the Consolidated Financial Statements and accompanying Notes.

The Cincinnati Insurance Company owns a building used for business continuity, with approximately 48,000 square feet of available space, located approximately six miles from our headquarters. The property, including land, is carried on our financial statements at $10 million as of December 31, 2012, and is classified as land, building and equipment, net, for company use. This property is used by all segments reported in the Consolidated Financial Statements and accompanying Notes.

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

Cincinnati Financial Corporation had approximately 76,000 shareholders of record as of December 31, 2012. While approximately 12,700 shareholders are registered, the majority of shareholders are beneficial owners whose shares are held in “street name” by brokers and institutional accounts. We believe many of our independent agent representatives and most of the 4,057 associates of our subsidiaries own the company’s common stock.

Our common shares are traded under the symbol CINF on the Nasdaq Global Select Market.

(Source: Nasdaq Global Select Market)	2012				2011
Quarter:	1st	2nd	3rd	4th	1st	2nd	3rd	4th
High	$36.05	$38.12	$40.22	$40.96	$34.33	$33.55	$29.54	$30.79
Low	30.06	33.06	36.50	36.96	31.43	27.80	23.65	24.66
Period-end close	34.51	38.07	37.87	39.16	32.79	29.18	26.33	30.46
Cash dividends declared	0.4025	0.4025	0.4075	0.4075	0.40	0.40	0.4025	0.4025

We discuss the factors that affect our ability to pay cash dividends and repurchase shares in Item 7, Liquidity and Capital Resources, Page 83. One factor we address is regulatory restrictions on the dividends our insurance subsidiary can pay to the parent company, which also is discussed in Item 8, Note 9 of the Consolidated Financial Statements, Page 127.

The following summarizes securities authorized for issuance under our equity compensation plans as of December 31, 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights at December 31, 2012	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)) at December 31, 2012
	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,937,331	$37.34	9,316,008
Equity compensation plans not approved by security holders	-	-	-
Total	7,937,331	$37.34	9,316,008

The number of securities remaining available for future issuance includes: 7 million shares available for issuance under the Cincinnati Financial Corporation 2012 Stock Compensation Plan (the 2012 Plan), 2,095,928 shares available for issuance under the Cincinnati Financial Corporation 2006 Stock Compensation Plan (the 2006 Plan), and 220,080 shares available for issuance of share grants under the Director’s Stock Plan of 2009. Both the 2012 Plan and 2006 Plan allow for issuance of stock options, service-based, or performance-based restricted stock units, stock appreciation rights or other equity-based grants. Awards other than stock options and stock appreciation rights granted from the 2012 and 2006 plans are counted as three shares against the plan for each one share of common stock actually issued. Additional information about stock-based associate compensation granted under our equity compensation plans is available in Item 8, Note 17 of the Consolidated Financial Statements, Page 135.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1-31, 2012	0	$0.00	0	7,438,762
February 1-29, 2012	0	0.00	0	7,438,762
March 1-31, 2012	0	0.00	0	7,438,762
April 1-30, 2012	0	0.00	0	7,438,762
May 1-31, 2012	0	0.00	0	7,438,762
June 1-30, 2012	0	0.00	0	7,438,762
July 1-31, 2012	1,220	38.17	1,220	7,437,542
August 1-31, 2012	108,148	38.81	108,148	7,329,394
September 1-30, 2012	65,182	38.99	65,182	7,264,212
October 1-31, 2012	10,509	39.12	10,509	7,253,703
November 1-30, 2012	100,926	39.71	100,926	7,152,777
December 1-31, 2012	25,539	40.49	25,539	7,127,238
Totals	311,524	39.28	311,524

We did not sell any of our shares that were not registered under the Securities Act during 2012. The board of directors has authorized share repurchases since 1996. Purchases are expected to be made generally through open market transactions. During 2012, we acquired 311,524 shares for $12 million from associates as consideration for options exercised. The board gives management discretion to purchase shares at reasonable prices in light of circumstances at the time of purchase, subject to SEC regulations. We have 7,127,238 shares available for purchase under our programs at December 31, 2012.

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

Cumulative Total Return

As depicted in the graph below, the five-year total return on a $100 investment made December 31, 2007, assuming the reinvestment of all dividends, was 29.6 percent for Cincinnati Financial Corporation’s common stock compared with 8.4 percent for the Standard & Poor’s Composite 1500 Property & Casualty Insurance Index and 8.6 percent for the Standard & Poor’s 500 Index.

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

*$100 invested on December 31, 2007, in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Item 6.	Selected Financial Data

(In millions except per share data, shares outstanding in thousands)	Years ended December 31,
	2012	2011	2010	2009	2008
Consolidated Income Statement Data
Earned premiums	$3,522	$3,194	$3,082	$3,054	$3,136
Investment income, net of expenses	531	525	518	501	537
Realized investment gains and losses*	42	70	159	336	138
Total revenues	4,111	3,803	3,772	3,903	3,824
Net income	421	164	375	431	428
Net income per common share:
Basic	$2.59	$1.01	$2.30	$2.65	$2.62
Diluted	2.57	1.01	2.30	2.65	2.62
Cash dividends per common share:
Declared	1.62	1.605	1.59	1.57	1.56
Paid	1.615	1.6025	1.585	1.565	1.525
Weighted average shares outstanding, diluted	163,661	163,259	163,274	162,867	163,362
Consolidated Balance Sheet Data
Total investments	$12,534	$11,801	$11,508	$10,643	$8,890
Deferred policy acquisition costs	470	477	458	454	482
Total assets	16,548	15,635	15,065	14,413	13,342
Gross loss and loss expense reserves	4,230	4,339	4,200	4,142	4,086
Life policy reserves	2,295	2,214	2,034	1,783	1,551
Long-term debt	790	790	790	790	791
Shareholders' equity	5,453	5,033	5,012	4,742	4,169
Book value per share	33.48	31.03	30.79	29.14	25.67
Shares outstanding	162,874	162,186	162,782	162,741	162,411
Value creation ratio	12.6%	6.0%	11.1%	19.7%	(23.5)%
Consolidated Property Casualty Operations
Earned premiums	$3,344	$3,029	$2,924	$2,911	$3,010
Unearned premiums	1,790	1,631	1,551	1,507	1,542
Gross loss and loss expense reserves	4,169	4,280	4,137	4,096	4,040
Investment income, net of expenses	351	350	348	336	350
Loss ratio	53.8%	64.4%	56.5%	58.6%	57.7%
Loss expense ratio	10.1	12.6	12.4	13.1	10.6
Underwriting expense ratio	32.2	32.3	32.9	32.8	32.2
Combined ratio	96.1%	109.3%	101.8%	104.5%	100.5%

On January 1, 2012, we retrospectively adopted ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. All prior years’ information has been restated.

Per share data adjusted to reflect all stock splits and dividends prior to December 31, 2012.

*	Realized investment gains and losses are integral to our financial results over the long term, but our substantial discretion in the timing of investment sales may cause this value to fluctuate substantially. Also, applicable accounting standards require us to recognize gains and losses from certain changes in fair values of securities and embedded derivatives without actual realization of those gains and losses. We discuss realized investment gains for the past three years in Item 7, Investments Results of Operations, Page 79.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The purpose of Management’s Discussion and Analysis is to provide an understanding of Cincinnati Financial Corporation’s consolidated results of operations and financial condition. Our Management’s Discussion and Analysis should be read in conjunction with Item 6, Selected Financial Data, Page 37, and Item 8, Consolidated Financial Statements and related Notes, beginning on Page 108. We present per share data on a diluted basis unless otherwise noted, adjusting those amounts for all stock splits and stock dividends.

We begin with an executive summary of our results of operations and outlook, followed by details on critical accounting estimates. In several instances, we refer to estimated industry data so that we can provide information on our performance within the context of the overall insurance industry. Unless otherwise noted, the industry data is prepared by A.M. Best Co., a leading insurance industry statistical, analytical and financial strength rating organization. Information from A.M. Best is presented on a statutory accounting basis. When we provide our results on a comparable statutory accounting basis, we label it as such; all other company data is presented in accordance with accounting principles generally accepted in the United States of America (GAAP).

Executive Summary

Through The Cincinnati Insurance Company, Cincinnati Financial Corporation is one of the 25 largest property casualty insurers in the nation, based on 2012 direct written premium volume for approximately 2,000 U.S. stock and mutual insurer groups. We market our insurance products through a select group of independent insurance agencies in 39 states as discussed in Item 1, Our Business and Our Strategy, Page 3.

Recent years have been challenging for the U.S. economy, the insurance industry and our company. Our long-term perspective has allowed us to address the immediate challenges of such times while also focusing on the major decisions that best position the company for success through all market cycles. We believe that this forward-looking view has consistently benefited our shareholders, agents, policyholders and associates.

To measure our progress, we have defined a measure of value creation that we believe captures the contribution of our insurance operations, the success of our investment strategy and the importance we place on paying cash dividends to shareholders. We refer to this measure as our value creation ratio, or VCR, and it is made up of two primary components: (1) our rate of growth in book value per share plus (2) the ratio of dividends declared per share to beginning book value per share. This measure, intended to be all-inclusive regarding changes in book value per share, uses originally reported book value per share in cases where book value per share has been adjusted, such as the adoption of Accounting Standards Updates with a cumulative effect of a change in accounting. VCR trends are shown in the table below.

	One	Three-year	Five-year
	year	% average	% average
Value creation ratio
as of December 31, 2012	12.6%	9.9%	5.2%
as of December 31, 2011	6.0	12.3	1.5
as of December 31, 2010	11.1	2.4	3.7

For the period 2013 through 2017, an annual value creation ratio averaging 10 percent to 13 percent is our primary performance target. For the period 2009 through 2012, our annual value creation ratio averaged 12.4 percent, within the 12 percent to 15 percent five-year target range established in early 2009, soon after the U.S. credit crisis. Since the credit crisis, interest rates have generally declined and credit spreads have tightened, increasing the VCR contribution from valuation gains from our fixed-maturity securities. As indicated in the table below, those gains contributed between 2 percent and 3 percent to VCR in the past three years. That contribution is not expected to occur in the next five-year period, but management believes the company will produce strong underwriting results.

(Dollars are per share)	Years ended December 31,
	2012	2011	2010
Book value change per share
End of year book value	$33.48	$31.03	$30.79
Less beginning of year book value	31.03	30.79	29.14
Change in book value	$2.45	$0.24	$1.65

Change in book value per share
Net income before net realized gains	$2.41	$0.74	$1.67
Change in net realized and unrealized gains, fixed-maturity securities	0.84	0.83	0.65
Change in net realized and unrealized gains, equity securities	0.86	0.39	0.84
Dividend declared to shareholders	(1.62)	(1.61)	(1.59)
Other	(0.04)	(0.11)	0.08
Total change in book value per share	$2.45	$0.24	$1.65

We believe this non-GAAP measure is a useful supplement to GAAP information. With the continuation of economic and market uncertainty in recent years, the long-term nature of this measure provides a meaningful measure of our long-term progress in creating shareholder value. A reconciliation of this non-GAAP measure to comparable GAAP measures is shown in the table below.

(Dollars are per share)	Years ended December 31,
	2012	2011	2010
Book value change per share
Book value as originally reported December 31, 2011		$31.16
Cumulative effect of a change in accounting for deferred policy acquisition costs, net of tax		(0.13)
Book value as adjusted December 31, 2011		$31.03

Value creation ratio
End of year book value - as originally reported	$33.48	$31.16	$30.91
Less beginning of year book value - as originally reported	31.16	30.91	29.25
Change in book value - as originally reported	$2.32	$0.25	$1.66
Dividend declared to shareholders	1.62	1.605	1.59
Total contribution to value creation ratio	$3.94	$1.855	$3.25

Contribution to value creation ratio from change in book value*	7.4%	0.8%	5.7%
Contribution to value creation ratio from dividends declared to shareholders**	5.2	5.2	5.4
Value creation ratio	12.6%	6.0%	11.1%

* Change in book value divided by the beginning of year book value as originally reported

** Dividend declared to shareholders divided by beginning of year book value as originally reported

In 2012, our value creation ratio of 12.6 percent was within the range of our performance objective. It improved significantly from 2011, as discussed in Corporate Financial Highlights below.

When looking at our longer-term objectives, we see three performance drivers:

•	Premium growth – We believe over any five-year period our agency relationships and initiatives can lead to a property casualty written premium growth rate that exceeds the industry average. Our long-term target for profitable premium growth, for our property casualty and life insurance segments in aggregate, is to reach $5 billion of annual direct written premiums by the end of 2015. In 2012, our direct written premiums totaled $3.909 billion. The compound annual growth rate of our net written premiums was 2.2 percent over the five-year period 2008 through 2012, higher than the 0.7 percent estimated growth rate for the property casualty insurance industry. The industry’s growth rate excludes its mortgage and financial guaranty lines of business.

•	Combined ratio – We believe our underwriting philosophy and initiatives can drive performance to achieve our underwriting profitability target of a GAAP combined ratio over any five-year period that is consistently within the range of 95 percent to 100 percent. Our GAAP combined ratio has averaged 102.4 percent over the five-year period 2008 through 2012. Our combined ratio was below 100 percent in 2012, but above 100 percent for 2008 through 2011, when our average catastrophe loss ratio of 7.7 percentage points was 4.0 points higher than the average for the 10-year period prior to 2008. Performance as measured by the combined ratio is discussed in Consolidated Property Casualty Insurance Results of Operations, Page 52. Our statutory combined ratio averaged 102.2 percent over the five-year period 2008 through 2012 compared with an estimated 102.9 percent for the property casualty industry. The industry’s ratio again excludes its mortgage and financial guaranty lines of business.

•	Investment contribution – We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year return of the Standard & Poor’s 500 Index.

o	Investment income growth, on a before-tax basis, had a compound annual rate of 2.0 percent over the three-year period 2010 through 2012. It has grown since 2009, when we experienced a dramatic reduction in dividend payouts by financial services companies held in our equity portfolio.

o	Over the five years ended December 31, 2012, our compound annual equity portfolio return was 0.8 percent compared with a compound annual total return of 1.7 percent for the Index. Our equity portfolio underperformed the market for the five-year period primarily because of the 2008 decline in the market value of our previously large holdings in the financial services sector. For the year 2012, our annual equity portfolio return was 10.9 percent, compared with 16.0 percent for the Index, as the large-cap, dividend paying stocks that we prefer were outperformed by the broader equity market.

The board of directors is committed to rewarding shareholders directly through cash dividends and through authorizing share repurchases. The board also has periodically declared stock dividends and splits. Through 2012, the company has increased the indicated annual cash dividend rate for 52 consecutive years, a record we believe is matched by only nine other publicly traded companies. The board regularly evaluates relevant factors in dividend-related decisions, and the increase reflects confidence in our strong capital, liquidity and financial flexibility, as well as progress through our initiatives to improve earnings performance. We discuss our financial position in more detail in Liquidity and Capital Resources, Page 83.

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

•	Improve insurance profitability – Implementation of these initiatives is intended to enhance underwriting expertise and knowledge, thereby increasing our ability to manage our business while also gaining efficiency. Additional information and more focused action on underperforming product lines, plus expanding pricing capabilities through the use of technology and analytics, can lead to better profit margins. Improved internal processes with additional performance metrics can help us be more efficient and effective. These initiatives also support the ability of the independent agencies that represent us to grow profitably by allowing them to serve clients faster and to more efficiently manage agency expenses.

•	Drive premium growth – Implementation of these initiatives is intended to further penetrate each market we serve through our independent agency network. Strategies aimed at specific market opportunities, along with service enhancements, can help our agents grow and increase our share of their business. Diversified growth also may reduce variability of losses from weather-related catastrophes.

We discuss these strategic initiatives, along with related metrics to assess progress, in Item 1, Strategic Initiatives, Page 10. Below is a review of highlights of our financial results for the past three years. Detailed discussion of these topics appears in Results of Operations, Page 51, and Liquidity and Capital Resources, Page 83.

Corporate Financial Highlights

The value creation ratio discussed in the Executive Summary, Page 38, included contributions from the major components shown in the table below.

	Years ended December 31,
	2012	2011	2010
Value creation ratio major components
Net income before net realized gains	7.7%	2.4%	5.7%
Change in realized and unrealized gains, fixed-maturity securities	2.7	2.7	2.2
Change in realized and unrealized gains, equity securities	2.8	1.3	2.9
Other	(0.6)	(0.4)	0.3
Value creation ratio	12.6%	6.0%	11.1%

The 2012 value creation ratio benefited from improved operating results as well as a strong contribution from generally higher valuations in securities markets. The contribution from operating results rose 5.3 percentage points in 2012, compared with 2011, while the contribution from realized gains plus the change in unrealized gains from our investment portfolios rose 1.5 points. The 2011 value creation ratio was depressed primarily due to unusually high catastrophe losses that lowered the ratio by 3.3 percentage points compared with 2010, and also drove a 56 percent decline in net income. Higher valuations for our investment portfolio in recent years benefited the value creation ratio in addition to earnings.

Balance Sheet Data

(Dollars in millions except share data)	At December 31,	At December 31,
	2012	2011
Balance sheet data
Total investments	$12,534	$11,801
Total assets	16,548	15,635
Short-term debt	104	104
Long-term debt	790	790
Shareholders' equity	5,453	5,033
Book value per share	33.48	31.03
Debt-to-total-capital ratio	14.1%	15.1%

Invested assets grew 6 percent during 2012 on a fair value basis, with market gains outpacing an increase in the cost basis of invested assets of approximately 3 percent. Entering 2013, we believe the portfolio continues to be well diversified, and it is well positioned to withstand short-term fluctuations. We discuss our investment strategy in Item 1, Investments Segment, Page 20, and results for the segment in Investment Results of Operations, Page 79. Total assets rose 6 percent, primarily due to the increase in invested assets.

The amount of our debt obligations did not change in 2012. Our ratio of debt to total capital (debt plus shareholders’ equity) decreased by 1 percentage point in 2012 and remains comfortably within our target range.

Income Statement and Per Share Data

(Dollars in millions except share data in thousands)	Twelve months ended December 31,			2012-2011	2011-2010
	2012	2011	2010	Change %	Change %
Income statement data
Earned premiums	$3,522	$3,194	$3,082	10	4
Investment income, net of expenses (pretax)	531	525	518	1	1
Realized investment gains and losses (pretax)	42	70	159	(40)	(56)
Total revenues	4,111	3,803	3,772	8	1
Net income	421	164	375	157	(56)
Per share data
Net income - diluted	$2.57	$1.01	$2.30	154	(56)
Cash dividends declared	1.62	1.605	1.59	1	1

Weighted average shares outstanding	163,661	163,259	163,274	0	0

Net income in 2012 rose $257 million or 157 percent compared with 2011, due primarily to the after-tax effects of property casualty underwriting results that improved by $270 million, including $44 million from lower natural catastrophe losses, and net realized investment gains that were $17 million lower. Net income decreased $211 million in 2011, compared with 2010, reflecting the after-tax net effect of two major contributing items: a $149 million decline in property casualty underwriting results, including $165 million from higher catastrophe losses, and a $58 million decline in net realized investment gains.

As discussed in Investment Results of Operations, Page 79, sales of securities that had appreciated in value led to realized investment gains in all three years. Realized and unrealized investment gains and losses are integral to our financial results over the long term. We have substantial discretion in the timing of investment sales and, therefore, the gains or losses that are recognized in any period. That discretion generally is independent of the insurance underwriting process. Also, applicable accounting standards require us to recognize gains and losses from certain changes in fair values of securities and for securities with embedded derivatives without actual realization of those gains and losses.

Higher dividend income was largely responsible for 1 percent growth in both 2012 and 2011 pretax investment income. In addition to a larger common stock portfolio generating more dividend income in 2012, both 2012 and 2011 benefited from higher average dividend payment rates.

Contribution from Insurance Operations

(Dollars in millions)	Years ended December 31,			2012-2011	2011-2010
Consolidated property casualty highlights	2012	2011	2010	Change %	Change %
Net written premiums	$3,482	$3,098	$2,963	12	5
Earned premiums	3,344	3,029	2,924	10	4
Underwriting gain (loss)	137	(278)	(49)	nm	nm

				Pt. Change	Pt. Change
GAAP combined ratio	96.1%	109.3%	101.8%	(13.2)	7.5
Statutory combined ratio	95.4	108.9	101.8	(13.5)	7.1
Written premium to statutory surplus	0.9	0.8	0.8	0.1	0.0

Property casualty net written premiums grew 12 percent in 2012 and earned premiums grew 10 percent, largely due to higher pricing and premium growth initiatives. Trends and related factors are discussed in Commercial Lines, Personal Lines and Excess and Surplus Lines Insurance Results of Operations, beginning on Page 57, Page 68 and Page 74, respectively.

Our property casualty insurance operations generated an underwriting gain in 2012 after reporting an underwriting loss in each of the preceding four years. The $415 million improvement for 2012, compared with 2011, included a $68 million decrease in losses from natural catastrophe events. A 10 percent rise in 2012 earned premiums drove most of the improvement as noncatastrophe losses and underwriting expenses in total for 2012 were within 1 percent of 2011. The $229 million change in underwriting loss for 2011, compared with 2010, was driven by a $254 million rise in losses from natural catastrophe events.

We measure property casualty underwriting profitability primarily by the combined ratio. Our combined ratio measures the percentage of each earned premium dollar spent on claims plus all expenses related to our property casualty operations. A lower ratio indicates more favorable results and better underlying performance. Our combined ratio improved to under 100 percent in 2012 but was over 100 percent in each of the prior three years. Initiatives to improve our combined ratio are discussed in Item 1, Strategic Initiatives, Page 10. In 2012, 2011 and 2010, favorable development on reserves for claims that occurred in prior accident years helped offset remaining incurred loss and loss expenses. Reserve development is discussed further in Property Casualty Loss and Loss Expense Obligations and Reserves, beginning on Page 88. Losses from weather-related catastrophes are another important item influencing the combined ratio and are discussed along with other factors in Commercial Lines, Personal Lines and Excess and Surplus Lines Insurance Results of Operations, beginning on Page 57, Page 68 and Page 74, respectively.

Our life insurance segment reported a small loss because most of its investment income is included in our investments segment results. We discuss results for the segment in Life Insurance Results of Operations, Page 77. In addition to investment income, realized investment gains from the life insurance investment portfolio are also included in our investments segment results.

Factors Influencing Our Future Performance

Our view of the shareholder value we can create over the next five years relies largely on two assumptions about the external environment. First, we anticipate continued firming of commercial and personal insurance pricing throughout 2013. Second, we assume that the economy can maintain a growth track during 2013. If those assumptions prove to be inaccurate, we may not be able to achieve our performance targets even if we accomplish our strategic objectives.

Other factors that could influence our ability to achieve our targets include:

•	We expect the insurance marketplace to remain competitive, which is likely to cause carriers to pursue strategies that they believe could lead to economies of scale, market share gains or the potential for an improved competitive posture.

•	We expect the independent insurance agency system to remain strong, with continued agency consolidation. If soft insurance market conditions return in 2013, it will create additional risk for agencies.

•	We expect initiatives that make it easier for agents to do business with us will continue to be a significant factor in agency relationships, with technology being a major driver. Policyholders will increasingly demand online services and access from agents or carriers.

We discuss in our Item 1A, Risk Factors, Page 26, many potential risks to our business and our ability to achieve our qualitative and quantitative objectives. These are real risks, but their probability of occurring may not be high. We also believe that our risk management programs generally could mitigate their potential effects, in the event they would occur. We continue to study emerging risks, including climate change risk and its potential financial effects on our results of operation and on those we insure. These effects include deterioration in credit quality of our municipal or corporate bond portfolios and increased losses without sufficient corresponding increases in premiums. As with any risk, we seek to identify the extent of the risk exposure and possible actions to mitigate potential negative effects of risk, at an enterprise level.

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

For the year 2013, we believe our value creation ratio may be below our long-term target for several reasons.

•	The rally in financial markets during recent years had a favorable impact on our value creation ratio, offsetting the unfavorable impact of the sharp decline in financial markets during 2008. Financial markets continued to display volatility during 2012, and some predict more turbulence in 2013 from effects of events such as the sovereign debt crisis in several European countries or other geopolitical events that could also affect the U.S. economy and markets. Should financial markets decline during 2013, which could occur as part of typical market volatility patterns, the related component of our 2013 value creation ratio could also register a weak or negative result.

•	A return of soft insurance market pricing in recent years could significantly affect growth rates and earned premium levels into 2013 and for some time into the future, depending on insurance market conditions. After several years of market conditions that weakened loss ratios and hampered near-term profitability, conditions affecting property casualty markets improved in 2012. In the future, economic factors, including inflation, may increase our claims and settlement expenses related to medical care, litigation and construction.

•	The slowly recovering economy helped increase the value of business and personal insurable assets owned by policyholders in 2012. If the economy falters, we may experience low or no premium growth for the property casualty industry. Property casualty written premium growth also may lag as some of our growth initiatives require more time to reach their full contribution.

•	We will incur the cost of continued investment in our business, including technology, recent entry in new states and process initiatives to create long-term value. In addition, we will not see the full advantage of some of these investments for several years.

Critical Accounting Estimates

Cincinnati Financial Corporation’s financial statements are prepared using GAAP. These principles require management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. Actual results could differ materially from those estimates.

The significant accounting policies used in the preparation of the financial statements are discussed in Item 8, Note 1 of the Consolidated Financial Statements, Page 112. In conjunction with that discussion, material implications of uncertainties associated with the methods, assumptions and estimates underlying the company’s critical accounting policies are discussed below. The audit committee of the board of directors reviews the annual financial statements with management and the independent registered public accounting firm. These discussions cover the quality of earnings, review of reserves and accruals, reconsideration of the suitability of accounting principles, review of highly judgmental areas including critical accounting policies, audit adjustments and such other inquiries as may be appropriate.

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

For some lines of business that we write, a considerable and uncertain amount of time can elapse between the occurrence, reporting and payment of insured claims. The amount we will actually have to pay for such claims also can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate. Gross loss and loss expense reserves were $4.169 billion at year-end 2012 compared with $4.280 billion at year-end 2011.

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

We also establish IBNR reserves to provide for all unpaid loss and loss expenses not accounted for by case reserves:

•	For weather events designated as catastrophes, we calculate bulk reserves directly as a result of an estimated IBNR claim count and an estimated average claim amount for each event. Once case reserves are established for a weather event, we reduce the bulk reserves. Our claims department management coordinates the assessment of these events and prepares the related bulk reserve estimates. Such an assessment involves a comprehensive analysis of the nature of the event, of policyholder exposures within the affected geographic area and of available claims intelligence. Depending on the nature of the event, available claims intelligence could include surveys of field claims associates within the affected geographic area, feedback from a catastrophe claims team sent into the area, as well as data on claims reported as of the financial statement date. To determine whether an event is designated as a catastrophe, we generally use the catastrophe definition provided by Property Claims Service (PCS), a division of Insurance Services Office (ISO). PCS defines a catastrophe as an event that causes countrywide damage of $25 million or more in insured property losses and affects a significant number of policyholders and insureds.

•	For asbestos and environmental claims, we calculate IBNR reserves by deriving an actuarially-based estimate of total unpaid loss and loss expenses. We then reduce the estimate by total case reserves. We discuss the reserve analysis that applies to asbestos and environmental reserves in Asbestos and Environmental Reserves, Page 88.

•	For loss expenses that pertain primarily to salaries and other costs related to our claims department associates, also referred to as adjusting and other expense or AOE for statutory accounting, we calculate reserves based on an analysis of the relationship between paid losses and paid AOE. Reserves for AOE are allocated to company, line of business and accident year based on a claim count algorithm.

•	For all other claims and events, IBNR reserves are calculated as the difference between an actuarial estimate of the ultimate cost of total loss and loss expenses incurred reduced by the sum of total loss and loss expense payments and total case reserves estimated for individual claims. We discuss below the development of actuarially based estimates of the ultimate cost of total loss and loss expenses incurred.

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

Our actuarial staff bases its IBNR reserve estimates for these losses primarily on the indications of methods and models that analyze accident year data. Accident year is the year in which an insured claim, loss or loss expense occurred. The specific methods and models that our actuaries have used for the past several years are:

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

Quarterly, our actuarial staff summarizes their reserve analysis by preparing an actuarial best estimate and a range of reasonable IBNR reserves intended to reflect the uncertainty of the estimate. An inter-departmental committee that includes our actuarial management team reviews the results of each quarterly reserve analysis. The committee establishes management’s best estimate of IBNR reserves, which is the amount that is included in each period’s financial statements. In addition to the information provided by actuarial staff, the committee also considers factors such as the following:

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

Key Assumptions - Loss Reserving

Our actuarial staff makes a number of key assumptions when using their methods and models to derive IBNR reserve estimates. Appropriate reliance on these key assumptions essentially entails determinations of the likelihood that statistically significant patterns in historical data may extend into the future. The four most significant of the key assumptions used by our actuarial staff and approved by management are:

•	Emergence of loss and defense and cost containment expenses on an accident year basis. Historical paid loss, reported loss and paid defense and cost containment expense data for the business lines we analyze contain patterns that reflect how unpaid losses, unreported losses and unpaid defense and cost containment expenses as of a financial statement date will emerge in the future on an accident year basis. Unless our actuarial staff or management identifies reasons or factors that invalidate the extension of historical patterns into the future, these patterns can be used to make projections necessary for estimating IBNR reserves. Our actuaries significantly rely on this assumption in the application of all methods and models mentioned above.

•	Calendar year inflation. For long-tail and mid-tail business lines, calendar year inflation trends for future paid losses and paid defense and cost containment expenses do not vary significantly from a stable, long-term average. Our actuaries base reserve estimates derived from probabilistic trend family models on this assumption.

•	Exposure levels. Historical earned premiums, when adjusted to reflect common levels of product pricing and loss cost inflation, can serve as a proxy for historical exposures. Our actuaries require this assumption to estimate expected loss ratios and expected defense and cost containment expense ratios used by the Bornhuetter-Ferguson reserving methods. They may also use this assumption to establish exposure levels for recent accident years, characterized by “green” or immature data, when working with probabilistic trend family models.

•	Claims having atypical emergence patterns. Characteristics of certain subsets of claims, such as high frequency, high severity, or mass tort claims, have the potential to distort patterns contained in historical paid loss, reported loss and paid defense and cost containment expense data. When testing indicates this to be the case for a particular subset of claims, our actuaries segregate these claims from the data and analyze them separately. Subsets of claims that could fall into this category include hurricane claims or claims for other weather events where total losses we incurred were very large, individual large claims and asbestos and environmental claims.

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

The table below provides standard errors and reserve ranges by major property casualty lines of business and in total for loss and loss expense reserves as well as the potential effects on our net income, assuming a 35 percent federal tax rate. Standard errors and reserve ranges for assorted groupings of these lines of business cannot be computed by simply adding the standard errors and reserve ranges of the component lines of business, since such an approach would ignore the effects of product diversification. See Range of Reasonable Reserves, Page 89, for more details on our total reserve range. While the table reflects our assessment of the most likely range within which each line's actual unpaid loss and loss expenses may fall, one or more lines' actual unpaid loss and loss expenses could nonetheless fall outside of the indicated ranges.

(In millions)	Net loss and loss expense range of reserves
	Carried	Low	High	Standard	Net income
	reserves	point	point	error	effect
At December 31, 2012
Total	$3,813	$3,598	$3,918

Commercial casualty	$1,512	$1,341	$1,588	$123	$80
Commercial property	222	199	245	23	15
Commercial auto	351	333	370	19	12
Workers' compensation	931	845	1,018	87	57
Personal auto	182	174	191	9	6
Homeowners	120	112	127	8	5

At December 31, 2011
Total	$3,905	$3,677	$4,056

Commercial casualty	$1,613	$1,432	$1,750	$159	$103
Commercial property	209	175	229	27	18
Commercial auto	349	333	365	16	10
Workers' compensation	966	875	1,056	90	59
Personal auto	176	168	184	8	5
Homeowners	121	107	129	11	7

If actual unpaid loss and loss expenses fall within these ranges, our cash flow and fixed-maturity investments should provide sufficient liquidity to make the subsequent payments. To date, our operating cash flow has covered our loss and loss expense payments, and we have never had to sell investments to make these payments. If this were to become necessary, however, our fixed-maturity investments should provide us with ample liquidity. At year-end 2012, consolidated fixed-maturity investments exceeded total insurance reserves (including life policy reserves) by $2.568 billion.

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

Asset Impairment

Our fixed-maturity and equity investment portfolios are our largest assets. The company’s asset impairment committee continually monitors the holdings in these portfolios and all other assets for signs of other-than-temporary or permanent impairment. The committee monitors decreases in the fair value of invested assets; an accumulation of costs in excess of the amount originally expected to acquire or construct an asset; uncollectability of all receivable assets, or other factors such as bankruptcy, deterioration of creditworthiness, failure to pay interest or dividends; signs indicating that the receivable carrying amount may not be recoverable; and changes in legal factors or in the business climate.

The application of our impairment policy resulted in other-than-temporary impairment (OTTI) charges that reduced our income before income taxes by $33 million in 2012, $57 million in 2011 and $36 million in 2010. Impairment charges are recorded for other-than-temporary declines in value, if, in the asset impairment committee’s judgment, the value is not expected to be recouped within a designated recovery period. OTTI losses represent noncash charges to income and are reported as realized investment losses.

Our internal investment portfolio managers monitor their assigned portfolios. If a security is valued below cost or amortized cost, the portfolio managers undertake additional reviews. Such declines often occur in conjunction with events taking place in the overall economy and market, combined with events specific to the industry or operations of the issuing organization. Managers review quantitative measurements such as a declining trend in fair value, the extent of the fair value decline and the length of time the value of the security has been depressed, as well as qualitative measures such as pending events, credit ratings and issuer liquidity. We are even more proactive when these declines in valuation are greater than might be anticipated when viewed in the context of overall economic and market conditions. We provide information about valuation of our invested assets in Item 8, Note 2, of the Consolidated Financial Statements, Page 118.

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

Securities that have previously been other-than-temporarily impaired are evaluated based on their adjusted cost or amortized cost and further written down, if deemed appropriate. We provide detailed information about securities fair valued in a continuous loss position at year-end 2012 in Item 7A, Application of Asset Impairment Policy, Page 102.

When determining OTTI charges for our fixed-maturity portfolio, management places significant emphasis on whether issuers of debt are current on contractual payments and whether future contractual amounts are likely to be paid. Our fixed-maturity invested asset impairment policy states that OTTI is considered to have occurred (1) if we intend to sell the impaired fixed-maturity security; (2) if it is more likely than not we will be required to sell the fixed-maturity security before recovery of its amortized cost basis; or (3) if the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. If we intend to sell or it is more likely than not we will be required to sell, the amortized cost of any such securities is reduced to fair value as the new amortized cost basis, and a realized loss is recorded in the quarter in which it is recognized. When we believe that full collection of interest and/or principal is not likely, we determine the net present value of future cash flows by using the effective interest rate implicit in the security at the date of acquisition as the discount rate and compare that amount to the amortized cost and fair value of the security. The difference between the net present value of the expected future cash flows and amortized cost of the security is considered a credit loss and recognized as a realized loss in the quarter in which it occurs. The difference between the fair value and the net present value of the cash flows of the security, the noncredit loss, is recognized in other comprehensive income as an unrealized loss.

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

For each of our equity securities in an unrealized loss position at December 31, 2012, we applied the objective quantitative and qualitative criteria of our invested asset impairment policy for OTTI. Our long-term equity investment philosophy, emphasizing companies with strong indications of paying and growing dividends, combined with our strong surplus, liquidity and cash flow, provide us the ability to hold these investments through what we believe to be slightly longer recovery periods occasioned by the recession and historic levels of market volatility. Based on the individual qualitative and quantitative factors, as discussed above, we evaluate and determine an expected recovery period for each security. A change in the condition of a security can warrant impairment before the expected recovery period. If the security has not recovered cost within the expected recovery period, the security is other-than-temporarily impaired.

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

Financial assets and liabilities recorded on the Consolidated Balance Sheets are categorized based on the inputs to the valuation techniques as described in Item 8, Note 3, Page 121.

Level 1 and Level 2 Valuation Techniques

Over 99 percent of the $12.466 billion of securities in our investment portfolio, measured at fair value, are classified as Level 1 or Level 2. Financial assets that fall within Level 1 and Level 2 are priced according to observable data from identical or similar securities that have traded in the marketplace. Also within Level 2 are securities that are valued by outside services or brokers where we have evaluated the pricing methodology and determined that the inputs are observable.

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

Management ultimately determined the pricing for each Level 3 security that we considered to be the best exit price valuation. As of December 31, 2012, total Level 3 assets were less than 1 percent of our investment portfolio measured at fair value. Broker quotes are obtained for thinly traded securities that subsequently fall within the Level 3 hierarchy. We have generally obtained and evaluated two nonbinding quotes from brokers; our investment professionals determine our best estimate of fair value.

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

Key assumptions used in developing the 2012 benefit obligation for our qualified plan were a 4.20 percent discount rate and rates of compensation increases ranging from 2.75 percent to 3.25 percent. To determine the discount rate, a hypothetical diversified portfolio of actual domestic Aa rated bonds was chosen to provide payments approximately matching the plan’s expected benefit payments. A single interest rate was determined based on the anticipated yield of the constructed portfolio.

Key assumptions used in developing the 2012 net pension expense for our qualified plan were a 5.10 percent discount rate, a 7.50 percent expected return on plan assets and rates of compensation increases ranging from 3.50 percent to 5.50 percent. See Note 13, Page 130 for additional information on assumptions.

In 2012, the net pension expense was $18 million. In 2013, we expect the net pension expense to remain unchanged at $18 million.

Holding all other assumptions constant, a 0.5 percentage-point decrease in the discount rate would decrease our 2013 income before income taxes by $1 million. A 0.5 percentage point decrease in the expected return on plan assets would decrease our 2013 income before income taxes by $1 million.

The fair value of the plan assets was $44 million less than the accumulated benefit obligation at year-end 2012 and $20 million less at year-end 2011. The fair value of the plan assets was $82 million less than the projected plan benefit obligation at year-end 2012 and $65 million less at year-end 2011. Market conditions and interest rates significantly affect future assets and liabilities of the pension plan. During the third quarter of 2012, we contributed $14 million to our qualified plan. We contributed $15 million to our qualified plan during the first quarter of 2013.

Deferred Policy Acquisition Costs

We establish a deferred asset for expenses associated with successfully acquiring property casualty and life insurance policies, primarily commissions, premium taxes and underwriting costs. Underlying assumptions are updated periodically to reflect actual experience, and we evaluate our deferred acquisition cost recoverability.

For property casualty policies, deferred acquisition costs are amortized over the terms of the policies. These costs are principally agent commissions, premium taxes and certain underwriting costs related to successful contract acquisition, which are deferred and amortized into net income as premiums are earned. We assess recoverability of deferred acquisition costs at the segment level, consistent with the ways we acquire, service, manage and measure profitability. Deferred acquisition costs track with the change in premiums. Our property casualty insurance operations consist of three segments, commercial lines, personal lines and excess and surplus lines.

For life insurance policies, acquisition costs are amortized into income either over the premium-paying period of the policies or the life of the policy, depending on the policy type. These costs are principally agent commissions and underwriting costs related to successful contract acquisition. We analyze our acquisition cost assumptions periodically to reflect actual experience; we evaluate our deferred acquisition cost for recoverability; and we regularly conduct reviews for potential premium deficiencies or loss recognition. Changes in the amounts or timing of estimated future profits could result in adjustments to the accumulated amortization of these costs.

Profit-Sharing Commission Accrual

We establish an accrual for property casualty profit-sharing commissions. We calculate the profit-sharing commission accrual estimate based on property casualty underwriting results. Profit-sharing commissions are paid to agencies using a formula that takes into account agency profitability over one-year and three-year periods and premium volume. Due to the complexity of the calculation, timing of the accrual determination and the variety of allocation factors that can affect profit-sharing commissions for an individual agency, the amount accrued can differ from the actual profit-sharing commissions paid. The profit-sharing commission accrual of $102 million in 2012 contributed 3.1 percentage points to the property casualty combined ratio. If profit-sharing commissions paid were to vary from that amount by 5 percent, it would affect 2013 net income by $2 million (after tax), or 1 cent per share, and the combined ratio by approximately 0.1 percentage point.

Recent Accounting Pronouncements

Information about recent accounting pronouncements is provided in Item 8, Note 1, of the Consolidated Financial Statements, Page 112. We have determined that recent accounting pronouncements have not had nor are they expected to have any material impact on our consolidated financial statements.

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

The calculations of segment data are described in more detail in Item 8, Note 18, of the Consolidated Financial Statements, Page 137. The following sections provide analysis and discussion of results of operations for each of the five segments. Commercial Lines Insurance Results of Operations begins on Page 57, Personal Lines Insurance Results of Operations begins on Page 68, Excess and Surplus Lines Insurance Results of Operations begins on Page 74, Life Insurance Results of Operations begins on Page 77, and Investment Results of Operations begins on Page 79. We begin with an overview of our consolidated property casualty operations.

Consolidated Property Casualty Insurance Results of Operations

Earned and net written premiums for our consolidated property casualty operations grew in 2012, reflecting better pricing and strategic initiatives for targeted growth. A key measure of property casualty profitability is underwriting profit or loss. Our 2012 underwriting profit of $137 million represents a $415 million improvement over the 2011 underwriting loss of $278 million. Part of the improvement was due to a $68 million decrease in natural catastrophe losses, mostly from severe weather. More importantly, underwriting results before catastrophe losses improved, demonstrating ongoing benefits from various recent-year profit improvement and premium growth initiatives that were designed to improve results over time.

The table below highlights property casualty results of operations, with analysis and discussion in the sections that follow.

Overview – Three-Year Highlights

(Dollars in millions)	Years ended December 31,			2012-2011	2011-2010
	2012	2011	2010	Change %	Change %

Earned premiums	$3,344	$3,029	$2,924	10	4
Fee revenues	6	4	4	50	0
Total revenues	3,350	3,033	2,928	10	4

Loss and loss expenses from:
Current accident year before catastrophe losses	2,160	2,213	2,154	(2)	3
Current accident year catastrophe losses	373	407	165	(8)	147
Prior accident years before catastrophe losses	(357)	(280)	(287)	(28)	2
Prior accident years catastrophe losses	(39)	(5)	(17)	(680)	71
Total loss and loss expenses	2,137	2,335	2,015	(8)	16
Underwriting expenses	1,076	976	962	10	1
Underwriting profit (loss)	$137	$(278)	$(49)	nm	nm

				Pt. Change	Pt. Change
Ratios as a percent of earned premiums:
Current accident year before catastrophe losses	64.6%	73.0%	73.6%	(8.4)	(0.6)
Current accident year catastrophe losses	11.1	13.4	5.6	(2.3)	7.8
Prior accident years before catastrophe losses	(10.7)	(9.3)	(9.8)	(1.4)	0.5
Prior accident years catastrophe losses	(1.1)	(0.1)	(0.5)	(1.0)	0.4
Total loss and loss expenses	63.9	77.0	68.9	(13.1)	8.1
Underwriting expenses	32.2	32.3	32.9	(0.1)	(0.6)
Combined ratio	96.1%	109.3%	101.8%	(13.2)	7.5

Combined ratio:	96.1%	109.3%	101.8%	(13.2)	7.5
Contribution from catastrophe losses and prior years reserve development	(0.7)	4.0	(4.7)	(4.7)	8.7
Combined ratio before catastrophe losses and prior years reserve development	96.8%	105.3%	106.5%	(8.5)	(1.2)

Performance highlights for consolidated property casualty operations include:

•	Premiums – Strong growth in renewal and new business written premiums drove double-digit increases in 2012 earned premiums and net written premiums. The 2012 rate of growth for earned and net written premiums more than doubled that of 2011 as premium volume rose significantly in each of our property casualty segments. Higher and more precise pricing continues to benefit operating results and is further discussed in the results of operations sections below by segment. A fifth straight year of higher new business premiums reflected our premium growth initiatives from recent years that continue to favorably affect current year growth, particularly as newer agency relationships mature over time. Agents appointed during 2011 or 2012 produced an increase in standard lines new business of $35 million during 2012, compared with 2011. A higher level of insured exposures, reflecting improvement in some areas of the economy, also favorably affected premium growth, primarily in our commercial lines segment. The contributions to premiums from audits, which are significantly affected by economic trends, are further discussed in Commercial Lines Insurance Results of Operations beginning on Page 57.

Other written premiums – primarily premiums ceded to our reinsurers as part of our reinsurance program – contributed $49 million to the $384 million of growth in 2012 net written premiums. The change in other written premiums was primarily due to $42 million of ceded premiums in 2011 to reinstate coverage layers of our property catastrophe reinsurance treaty. There were no material ceded premium effects during 2012 or 2010 from unusual items such as reinstatement.

The table below analyzes premium revenue components and trends. Premium trends by segment are further discussed beginning on Page 58, Page 69 and Page 74, for the respective property casualty segments.

(Dollars in millions)	Years ended December 31,			2012-2011	2011-2010
	2012	2011	2010	Change %	Change %
Agency renewal written premiums	$3,138	$2,867	$2,692	9	7
Agency new business written premiums	501	437	414	15	6
Other written premiums	(157)	(206)	(143)	24	(44)
Net written premiums	3,482	3,098	2,963	12	5
Unearned premium change	(138)	(69)	(39)	(100)	(77)
Earned premiums	$3,344	$3,029	$2,924	10	4

•	Combined ratio – The 2012 combined ratio improved 13.2 percentage points compared with 2011, largely reflecting better pricing and other efforts that are lowering loss ratios before catastrophe losses. Lower catastrophe losses contributed 3.3 percentage points to the improved 2012 combined ratio. In 2011, additional ceded premiums to reinstate coverage layers of our property catastrophe reinsurance treaty contributed 1.4 percentage points to the 2011 combined ratio.

The combined ratio before catastrophe losses and prior year reserve development also improved significantly in 2012, benefiting from recent-year initiatives to improve pricing precision and loss experience related to claims and loss control practices.

Our statutory combined ratio was 95.4 percent in 2012 compared with 108.9 percent in 2011 and 101.8 percent in 2010. The estimated statutory combined ratio for the property casualty industry, with the industry’s ratio excluding its mortgage and financial guaranty lines of business, was 106.2 percent in 2012, 106.5 percent in 2011 and 101.0 percent in 2010. The contribution of catastrophe losses to our statutory combined ratio was 10.0 percentage points in 2012, 13.3 percentage points in 2011 and 5.1 percentage points in 2010, compared with an estimated 9.4, 9.6 and 4.5 percentage points, respectively, for the industry. Components of the combined ratio are discussed below, followed by additional discussion by segment.

Catastrophe loss trends are an important factor in assessing trends for overall underwriting results. Our 10-year historical annual average contribution of catastrophe losses to the combined ratio was 6.1 percentage points at December 31, 2012. Our five-year average was 8.2 percentage points, below the 10.0 percent experienced for the year 2012. Incurred losses from a May 20-27, 2011, storm system that included Joplin, Missouri, represent the single-largest catastrophe event in our company’s history.

The following table shows catastrophe losses incurred, net of reinsurance, for the past three years, as well as the effect of loss development on prior period catastrophe reserves.

Catastrophe Losses Incurred

(In millions, net of reinsurance)					Excess
			Commercial	Personal	and surplus
Dates	Event	Region	lines	lines	lines	Total
2012
Feb. 28-29	Hail, wind, tornado	Midwest	$19	$6	$-	$25
Mar. 2-3	Hail, wind, tornado	Midwest, South	30	48	-	78
Mar. 18-25	Hail, lightning, wind	Northeast, South	2	4	-	6
Apr. 28-29	Hail, lightning, wind	Midwest, South	53	26	1	80
Jun. 11-13	Hail, lightning, wind	West, South	9	-	-	9
Jun. 24-28	Fire	West	7	-	-	7
Jun. 28-Jul. 2	Hail, lightning, wind	Midwest, Northeast, South	39	42	-	81
Jul. 2-4	Hail, lightning, wind	Midwest, Northeast	7	5	-	12
Sep. 7-8	Hail, lightning, wind	Midwest, Northeast, South	5	1	1	7
Sep. 21-22	Hail, lightning, wind	Midwest	1	5	-	6
Oct. 28-31	Sandy	Midwest, Northeast, South	20	10	-	30
All other 2012 catastrophes			19	13	-	32
Development on 2011 and prior catastrophes			(17)	(22)	-	(39)
Calendar year incurred total			$194	$138	$2	$334

2011
Jan. 31-Feb. 3	Freezing, wind	South, Midwest	$4	$3	$-	$7
Feb. 21	Earthquake	New Zealand	4	-	-	4
Feb. 27-28	Hail, wind, tornado	Midwest	3	6	-	9
Mar. 11	Earthquake	Japan	7	-	-	7
Mar. 26-28	Hail, wind	South	1	6	-	7
Apr. 3-5	Hail, wind, tornado	South, Midwest	15	23	-	38
Apr. 8-11	Hail, wind, tornado	South, Midwest	11	8	-	19
Apr. 14-16	Hail, wind, tornado	South, Midwest	10	4	-	14
Apr. 19-20	Hail, wind	South, Midwest	13	11	-	24
Apr. 22-28	Hail, wind, tornado	South, Midwest	45	31	-	76
May 20-27	Hail, wind, tornado	South, Midwest	42	51	-	93
May 29-Jun. 1	Hail, wind, tornado	East, Midwest	2	1	-	3
Jun. 16-22	Hail, wind, tornado	South, Midwest	7	6	-	13
Jul. 1-4	Hail, wind, tornado	Midwest	3	2	-	5
Jul. 10-14	Hail, wind, tornado	Midwest, West	4	6	-	10
Aug. 18-19	Hail, wind, tornado	Midwest	9	1	-	10
Aug. 26-28	Hurricane, wind, tornado	East	22	6	-	28
Sep. 3-6	Tornado, wind	South	9	5	-	14
All other 2011 catastrophes			14	11	1	26
Development on 2010 and prior catastrophes			2	(7)	-	(5)
Calendar year incurred total			$227	$174	$1	$402

2010
Jan. 7-12	Freezing, wind	South, Midwest	$4	$1	$-	$5
Feb. 9-11	Freezing, wind	East, Midwest	4	1	-	5
Apr. 4-6	Hail, wind, tornado	South, Midwest	4	6	-	10
Apr. 30-May 3	Hail, wind, tornado	South	21	6	-	27
May 7-8	Hail, wind, tornado	East, Midwest	2	12	-	14
May 12-16	Hail, wind, tornado	South, Midwest	7	2	-	9
Jun. 4-6	Hail, wind, tornado	Midwest	2	2	1	5
Jun. 17-20	Hail, wind, tornado	Midwest, West	5	3	-	8
Jun. 21-24	Hail, wind, tornado	Midwest	2	3	-	5
Jun. 25-28	Hail, wind, tornado	Midwest	3	5	-	8
Jun. 30-Jul. 1	Hail, wind	West	4	4	-	8
Jul. 20-23	Hail, wind, tornado	Midwest	12	4	-	16
Oct. 4-6	Hail, wind	South	6	1	-	7
Oct. 26-28	Hail, wind, tornado	Midwest	6	4	-	10
All other 2010 catastrophes			19	9	-	28
Development on 2009 and prior catastrophes			(12)	(5)	-	(17)
			$89	$58	$1	$148

Consolidated Property Casualty Insurance Loss and Loss Expenses

Loss and loss expenses include both net paid losses and reserve changes for unpaid losses as well as the associated loss expenses. Most of the incurred losses and loss expenses shown in the consolidated property casualty insurance results three-year highlights table on Page 52 are for the respective current accident years, and reserve development on prior accident years is shown separately. Since less than half of our consolidated property casualty current accident year incurred losses and loss expenses represents net paid losses, the majority represents reserves for our estimate of ultimate losses and loss expenses. These reserves develop over time, and we re-estimate previously reported reserves as we learn more about the development of the related claims. The table below illustrates that development. For example, the 86.4 percent accident year 2011 loss and loss expense ratio reported as of December 31, 2011, developed favorably by 4.9 percentage points to 81.5 percent due to claims settling for less than previously estimated, or due to updated reserve estimates for unpaid claims, as of December 31, 2012. Accident years 2011 and 2010 have both developed favorably, as indicated by the progression over time for the ratios in the table.

(Dollars in millions)
Accident year loss and loss expenses incurred and ratios to earned premiums:
Accident Year:	2012	2011	2010	2012	2011	2010
as of December 31, 2012	$2,533	$2,467	$2,072	75.7%	81.5%	70.9%
as of December 31, 2011		2,620	2,140		86.4	73.2
as of December 31, 2010			2,319			79.2

Catastrophe loss trends, discussed above, explain much of the movement in current accident year loss and loss expense ratios for years 2010 through 2012. Catastrophe losses added 11.1 percentage points for 2012, 13.4 points for 2011 and 5.6 points for 2010 to the respective consolidated property casualty accident year loss and loss expense ratios in the table above.

The 64.6 percent ratio for current accident year loss and loss expenses before catastrophe losses for 2012 declined 8.4 percentage points compared with the 73.0 percent accident year 2011 ratio measured as of December 31, 2011. Large losses described below and the corresponding ratios for new losses above $250,000 caused a 1.9 percentage-point decrease in the 2012 ratio. The effect of the $42 million ceded premiums to reinstate coverage layers of our property catastrophe reinsurance treaty increased the 2011 ratio by 1.0 percentage point. A refinement to our line of business allocation process for loss expenses reduced the 2011 accident year loss and loss expenses before catastrophes ratio by approximately 1.5 percentage points. We believe the remaining 7.0 percentage points of the reduction is largely due to initiatives to improve pricing precision and loss experience related to claims and loss control practices, somewhat offset by normal loss cost inflation.

The refined allocation in 2011 had no effect on earnings or consolidated property casualty ratios reported on a calendar year basis. The allocation refinement pertained to the portion of loss expenses referred to as AOE, with the refined allocation to lines of business based on claim counts rather than the previous basis of claim dollar amounts. As a result of the allocation refinement, loss expense reserves for AOE at December 31, 2011, increased by $23 million for our personal lines insurance segment and decreased by $23 million for our commercial lines insurance segment. Discussion of AOE reserves is included in Critical Accounting Estimates, How Reserves Are Established, Page 43.

Reserve development on prior accident years continued to net to a favorable amount in 2012, as $396 million was recognized, higher than $285 million in 2011 and $304 million in 2010. Approximately 63 percent of our reserve development on prior accident years recognized during 2012 occurred in our commercial casualty and workers’ compensation lines of business. In 2011, those lines of business were responsible for approximately 80 percent of the favorable reserve development. As discussed in Consolidated Property Casualty Insurance Development of Estimated Reserves by Accident Year, Page 92, those lines are considered long-tail lines with potential for revisions inherent in estimating reserves. Development recognized during 2010 was primarily from our commercial casualty line of business. Development by line of business is further analyzed in Consolidated Property Casualty Insurance Development of Estimated Reserves by Accident Year, Page 92.

Consolidated Property Casualty Insurance Losses by Size

(Dollars in millions)	Years ended December 31,			2012-2011	2011-2010
	2012	2011	2010	Change %	Change %
New losses greater than $4,000,000	$68	$56	$49	21	14
New losses $1,000,000-$4,000,000	161	173	142	(7)	22
New losses $250,000-$1,000,000	205	217	200	(6)	9
Case reserve development above $250,000	250	210	178	19	18
Total large losses incurred	684	656	569	4	15
Other losses excluding catastrophe losses	794	898	935	(12)	(4)
Catastrophe losses	321	395	148	(19)	167
Total net losses incurred	$1,799	$1,949	$1,652	(8)	18

				Pt. Change	Pt. Change
Ratios as a percent of earned premiums:
New losses greater than $4,000,000	2.0%	1.9%	1.7%	0.1	0.2
New losses $1,000,000-$4,000,000	4.8	5.7	4.8	(0.9)	0.9
New losses $250,000-$1,000,000	6.1	7.2	6.8	(1.1)	0.4
Case reserve development above $250,000	7.5	6.9	6.1	0.6	0.8
Total large loss ratio	20.4	21.7	19.4	(1.3)	2.3
Other losses excluding catastrophe losses	23.8	29.6	32.0	(5.8)	(2.4)
Catastrophe losses	9.6	13.1	5.1	(3.5)	8.0
Total net loss ratio	53.8%	64.4%	56.5%	(10.6)	7.9

In 2012, total large losses incurred increased by $28 million or 4 percent, net of reinsurance. The corresponding ratio decreased 1.3 percentage points, as earned premium growth more than doubled the rate of growth in total large losses. Large loss trends are further analyzed in the segment discussion and analysis that follows discussion of consolidated property casualty results. Our analysis of large losses incurred indicated no unexpected concentration of these losses and reserve increases by geographic region, policy inception, agency or field marketing territory. We believe the inherent volatility of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the volatility in addition to general inflationary trends in loss costs.

Consolidated Property Casualty Insurance Underwriting Expenses

(Dollars in millions)	Years ended December 31,			2012-2011	2011-2010
	2012	2011	2010	Change %	Change %
Commission expenses	$635	$565	$544	12	4
Other underwriting expenses	425	395	404	8	(2)
Policyholder dividends	16	16	14	0	14
Total underwriting expenses	$1,076	$976	$962	10	1

				Pt. Change	Pt. Change
Ratios as a percent of earned premiums:
Commission expenses	19.0%	18.7%	18.6%	0.3	0.1
Other underwriting expenses	12.7	13.1	13.8	(0.4)	(0.7)
Policyholder dividends	0.5	0.5	0.5	0.0	0.0
Total underwriting expense ratio	32.2%	32.3%	32.9%	(0.1)	(0.6)

Consolidated property casualty commission expenses rose $70 million or 12 percent, with profit-sharing commissions for agencies rising by $34 million. Commission expenses as a percent of earned premium increased during 2012, reflecting a 10 percent increase in earned premiums that was lower than the 12 percent increase in commission expenses.

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

Other underwriting expenses as a percent of earned premium for 2012 decreased, as higher earned premiums offset an 8 percent increase in expenses. In 2011, other underwriting expenses were down $9 million or 2 percent, primarily due to a first-quarter 2010 provision for matters involving contingent liabilities.

Salaries, benefits and payroll taxes for our associates account for approximately half of our property casualty other underwriting expenses. Most of our associates either provide direct service to the property casualty portion of our agencies’ business or provide support to those associates. Since the end of 2009, the total number of associates, on a consolidated basis, declined 3 percent, reflecting careful management of our noncommission expenses. The total number of field associates providing direct service to agencies rose by 6 percent, reflecting our emphasis on providing excellent service in addition to territory expansion.

Discussions below of our property casualty insurance segments provide additional detail about our results.

Commercial Lines Insurance Results of Operations

Overview – Three-Year Highlights

(Dollars in millions)	Years ended December 31,			2012-2011	2011-2010
	2012	2011	2010	Change %	Change %

Earned premiums	$2,383	$2,197	$2,154	8	2
Fee revenues	4	3	2	33	50
Total revenues	2,387	2,200	2,156	9	2

Loss and loss expenses from:
Current accident year before catastrophe losses	1,501	1,579	1,605	(5)	(2)
Current accident year catastrophe losses	211	225	101	(6)	123
Prior accident years before catastrophe losses	(275)	(236)	(257)	(17)	8
Prior accident years catastrophe losses	(17)	2	(12)	nm	nm
Total loss and loss expenses	1,420	1,570	1,437	(10)	9
Underwriting expenses	786	732	705	7	4
Underwriting profit (loss)	$181	$(102)	$14	nm	nm

				Pt. Change	Pt. Change
Ratios as a percent of earned premiums:
Current accident year before catastrophe losses	62.9%	71.8%	74.5%	(8.9)	(2.7)
Current accident year catastrophe losses	8.9	10.3	4.7	(1.4)	5.6
Prior accident years before catastrophe losses	(11.6)	(10.8)	(11.9)	(0.8)	1.1
Prior accident years catastrophe losses	(0.7)	0.1	(0.6)	(0.8)	0.7
Total loss and loss expenses	59.5	71.4	66.7	(11.9)	4.7
Underwriting expenses	33.0	33.4	32.7	(0.4)	0.7
Combined ratio	92.5%	104.8%	99.4%	(12.3)	5.4

Combined ratio:	92.5%	104.8%	99.4%	(12.3)	5.4
Contribution from catastrophe losses and prior years reserve development	(3.4)	(0.4)	(7.8)	(3.0)	7.4
Combined ratio before catastrophe losses and prior years reserve development	95.9%	105.2%	107.2%	(9.3)	(2.0)

Performance highlights for the commercial lines segment include:

•	Premiums – Earned premiums and net written premiums rose in 2012, primarily due to a $166 million increase in renewal written premiums that continued to reflect improved pricing. Premium growth initiatives that helped new business written premiums grow $45 million in 2012 also contributed to earned and net written premium growth. Other written premiums also helped increase 2012 earned and net written premiums, largely due to the effect in 2011 of $24 million for ceded premiums to reinstate coverage layers of our property catastrophe reinsurance treaty.

•	Combined ratio – The 2012 combined ratio improved 12.3 percentage points, largely due to a lower ratio for current accident year losses and loss expenses before catastrophe losses that benefited from recent-year initiatives to improve pricing precision and loss experience related to claims and loss control practices. Initiatives to improve commercial lines underwriting profitability complement our business practices that continue to leverage the local presence of our field staff, who meet with local agencies to assess each risk, determine limits of insurance and establish appropriate terms and conditions. Our field marketing representatives continue to underwrite new business while loss control, machinery and equipment and field claims representatives continue to conduct on-site inspections. Field claims representatives also assist underwriters by preparing full reports on their first-hand observations of risk quality.

Our commercial lines statutory combined ratio was 92.1 percent in 2012 compared with 104.2 percent in 2011 and 99.6 percent in 2010. The estimated commercial lines combined ratios for the industry were 109.0 percent in 2012, 106.7 percent in 2011 and 102.7 percent in 2010, with the industry’s ratio excluding its mortgage and financial guaranty lines of business. The contribution of catastrophe losses to our commercial lines statutory combined ratio was 8.2 percentage points in 2012, 10.4 percent points in 2011 and 4.1 percentage points in 2010, compared with an estimated 9.3, 7.4 and 3.5 percentage points, respectively, for the industry.

Commercial Lines Insurance Premiums

(Dollars in millions)	Years ended December 31,			2012-2011	2011-2010
	2012	2011	2010	Change %	Change %
Agency renewal written premiums	$2,229	$2,063	$1,978	8	4
Agency new business written premiums	352	307	289	15	6
Other written premiums	(122)	(152)	(112)	20	(36)
Net written premiums	2,459	2,218	2,155	11	3
Unearned premium change	(76)	(21)	(1)	(262)	nm
Earned premiums	$2,383	$2,197	$2,154	8	2

We continue to increase our use of predictive analytics tools to improve pricing precision in response to highly competitive commercial lines markets. These tools better align individual insurance policy pricing to risk attributes, and provide our underwriters with enhanced abilities to target profitability and to discuss pricing impacts with agency personnel. We also continue to leverage our local relationships with agents through the efforts of our teams that work closely with them. We believe our field focus is unique and has several advantages, including providing us with quality intelligence on local market conditions. We seek to maintain appropriate pricing discipline for both new and renewal business as management emphasizes the importance of our agencies and underwriters assessing account quality to make careful decisions on a case-by-case basis whether to write or renew a policy. Rate credits may be used to retain renewals of quality business and to earn new business, but we do so selectively in order to avoid commercial accounts that we believe have insufficient profit margins.

Our 8 percent increase in 2012 agency renewal written premiums largely reflected higher pricing and improving economic conditions. We measure average changes in commercial lines renewal pricing as the rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies. In 2012, our standard commercial lines policies averaged an estimated pricing change that increased in a mid-single-digit range. The average pricing change for policies renewed during 2011 was slightly positive, near the low end of the low-single-digit range. For policies renewed during both 2010 and 2009, the typical pricing change was a decline, on average in the low-single-digit range, representing an improvement from the mid-single-digit range average pricing decline experienced in 2008.

In recent years prior to 2011, our agency renewal written premium trends included an unfavorable effect from the economic downturn and slow recovery in various regions. In 2012 and 2011, the effect was favorable. Changes in the economy affect insured exposures that directly relate to premium amounts for any given policy. For commercial accounts, we usually calculate initial estimates for general liability premiums based on estimated sales or payroll volume, while we calculate workers’ compensation premiums based on estimated payroll volume. A change in sales or payroll volume generally indicates a change in demand for a business’s goods or services, as well as a change in its exposure to risk. Policyholders who experience sales or payroll volume changes due to economic factors may also have other exposures requiring insurance, such as commercial auto or commercial property, in addition to general liability and workers’ compensation. Premium levels for these other types of coverages generally are not linked directly to sales or payroll volumes.

Premiums resulting from audits of actual sales or payrolls that confirmed or adjusted initial premium estimates significantly affected premium trends in recent years. On an earned premium basis, audits contributed $35 million of the $186 million earned premiums increase in 2012 and $46 million of the $43 million earned premiums increase in 2011. On a net written premium basis, audits contributed $30 million of the $241 million net written premiums increase in 2012 and $34 million of the $63 million net written premiums increase in 2011.

In 2012, our commercial lines new business premiums written by our agencies grew 15 percent, up from 6 percent in 2011. For new business, our field associates are frequently in our agents’ offices helping to judge the quality of each account, emphasizing the Cincinnati value proposition, calling on sales prospects with those agents, carefully evaluating risk exposure and providing their best quotes. Some of our new business comes from accounts that are not new to the agent. We believe these seasoned accounts tend to be priced more accurately than business that may be less familiar to our agent in cases where it was recently obtained from a competing agent. As we appoint new agencies who choose to move accounts to us, we report these accounts as new business to us.

New business premium volume in recent years has been significantly influenced by new agency appointments. All agencies appointed since the beginning of 2011 generated commercial lines new business written premiums of $39 million during 2012, up $26 million from 2011, while all other agencies contributed the remaining $313 million, up $19 million from 2011.

Other written premiums, primarily premiums that are ceded to reinsurers and that lower our net written premiums, had a more favorable effect in 2012 than in 2011. The $30 million change for 2012, compared with 2011, was largely due to $24 million of additional ceded premiums in 2011 for our property catastrophe reinsurance treaty, a result of reinstatement premiums following two large catastrophe events during 2011, as discussed in Consolidated Property Casualty Insurance Results of Operations, Page 52.

Commercial Lines Insurance Loss and Loss Expenses

Loss and loss expenses include both net paid losses and reserve changes for unpaid losses as well as the associated loss expenses. Most of the incurred losses and loss expenses shown in the commercial lines segment three-year highlights table on Page 57 are for the respective current accident years, and reserve development on prior accident years is shown separately. Since less than half of our commercial lines insurance segment current accident year incurred losses and loss expenses represents net paid losses, the majority represents reserves for our estimate of ultimate losses and loss expenses. These reserves develop over time, and we re-estimate previously reported reserves as we learn more about the development of the related claims. The table below illustrates that development. For example, the 82.1 percent accident year 2011 loss and loss expense ratio reported as of December 31, 2011, developed favorably by 4.2 percentage points to 77.9 percent due to claims settling for less than previously estimated, or due to updated reserve estimates for unpaid claims, as of December 31, 2012. Accident years 2011 and 2010 for the commercial lines segment have both developed favorably, as indicated by the progression over time for the ratios in the table.

(Dollars in millions)
Accident year loss and loss expenses incurred and ratios to earned premiums:
Accident Year:	2012	2011	2010	2012	2011	2010
as of December 31, 2012	$1,712	$1,711	$1,508	71.8%	77.9%	70.0%
as of December 31, 2011		1,804	1,557		82.1	72.3
as of December 31, 2010			1,706			79.2

Catastrophe losses, as discussed in Consolidated Property Casualty Insurance Results of Operations, Page 52, explain much of the movement in current accident year loss and loss expense ratios for accident years 2010 through 2012. Catastrophe losses added 8.9 percentage points for 2012, 10.3 points for 2011 and 4.7 points for 2010 to the respective commercial lines accident year loss and loss expense ratios in the table above.

The 62.9 percent ratio for current accident year loss and loss expenses before catastrophe losses for 2012 declined 8.9 percentage points compared with the 71.8 percent accident year 2011 ratio measured as of December 31, 2011. Large losses, described below, and the corresponding ratios for new losses above $250,000 caused a 2.6 percentage-point decrease in the 2012 ratio. A refined line of business allocation process for loss expenses reduced the 2011 ratio by approximately 3 percentage points, and was partially offset by a 0.8-percentage-point effect of the $24 million ceded premiums to reinstate coverage layers of our property catastrophe reinsurance treaty. We believe the remainder of the reduction is largely due to initiatives to improve pricing precision and loss experience related to claims and loss control practices, somewhat offset by normal loss cost inflation.

Commercial lines reserve development on prior accident years continued to net to a favorable amount in 2012, as $292 million was recognized, higher than $234 million in 2011. More than 85 percent of our commercial lines reserve development on prior accident years recognized during 2012 occurred in our commercial casualty and workers’ compensation lines of business, with approximately 60 percent occurring in commercial casualty. Development recognized during 2011 was also mostly from our commercial casualty and workers’ compensation lines of business. In 2010, favorable development was mostly from our commercial casualty line of business. Development by line of business and other trends for commercial lines loss and loss expenses and the related ratios are further analyzed in Commercial Lines of Business Analysis, beginning on Page 60, and in Consolidated Property Casualty Insurance Development of Estimated Reserves by Accident Year, Page 92.

Commercial Lines Insurance Losses by Size

(Dollars in millions)	Years ended December 31,			2012-2011	2011-2010
	2012	2011	2010	Change %	Change %
New losses greater than $4,000,000	$68	$56	$44	21	27
New losses $1,000,000-$4,000,000	122	148	120	(18)	23
New losses $250,000-$1,000,000	138	156	148	(12)	5
Case reserve development above $250,000	234	187	164	25	14
Total large losses incurred	562	547	476	3	15
Other losses excluding catastrophe losses	426	517	587	(18)	(12)
Catastrophe losses	187	223	89	(16)	151
Total net losses incurred	$1,175	$1,287	$1,152	(9)	12

				Pt. Change	Pt. Change
Ratios as a percent of earned premiums:
New losses greater than $4,000,000	2.9%	2.6%	2.0%	0.3	0.6
New losses $1,000,000-$4,000,000	5.1	6.7	5.6	(1.6)	1.1
New losses $250,000-$1,000,000	5.8	7.1	6.9	(1.3)	0.2
Case reserve development above $250,000	9.8	8.5	7.6	1.3	0.9
Total large loss ratio	23.6	24.9	22.1	(1.3)	2.8
Other losses excluding catastrophe losses	17.9	23.5	27.3	(5.6)	(3.8)
Catastrophe losses	7.8	10.2	4.1	(2.4)	6.1
Total net loss ratio	49.3%	58.6%	53.5%	(9.3)	5.1

In 2012, total large losses incurred increased by $15 million or 3 percent, net of reinsurance. The corresponding ratio decreased 1.3 percentage points, as earned premium growth more than doubled the rate of growth in total large losses. An increase in large losses for commercial auto and general liability claims more than offset decreases for commercial fire and workers’ compensation claims. In 2011 the total large losses incurred ratio was higher than it was in 2010, primarily due to higher incurred losses for fires and commercial auto claims. Our analysis indicated no unexpected concentration of these losses and reserve increases by geographic region, policy inception, agency or field marketing territory. We believe the inherent volatility of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the volatility in addition to general inflationary trends in loss costs.

Commercial Lines Insurance Underwriting Expenses

(Dollars in millions)	Years ended December 31,			2012-2011	2011-2010
	2012	2011	2010	Change %	Change %
Commission expenses	$442	$415	$391	7	6
Other underwriting expenses	328	301	300	9	0
Policyholder dividends	16	16	14	0	14
Total underwriting expenses	$786	$732	$705	7	4

				Pt. Change	Pt. Change
Ratios as a percent of earned premiums:
Commission expenses	18.6%	18.9%	18.2%	(0.3)	0.7
Other underwriting expenses	13.7	13.8	13.8	(0.1)	0.0
Policyholder dividends	0.7	0.7	0.7	0.0	0.0
Total underwriting expense ratio	33.0%	33.4%	32.7%	(0.4)	0.7

Commercial lines commission expenses as a percent of earned premium decreased slightly during 2012, largely due to higher earned premiums that offset the effect of higher agency profit-sharing commissions.

Other underwriting expenses as a percent of earned premium for 2012 also decreased slightly, as higher earned premiums offset an increase in expenses.

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

For 2012, commercial casualty, our largest line of business representing over 30 percent of earned premiums for our commercial lines segment, continued to be very profitable, based on the total loss and loss expense ratio. Commercial property and specialty packages had 2012 total loss and loss expense ratios significantly higher than we desired, largely due to unusually high weather-related losses in recent years. As discussed below, we are taking actions to improve pricing and reduce loss costs to benefit future profitability trends. Profitability trends for workers’ compensation continued to improve, reflecting the results of initiatives to improve pricing and reduce loss costs. An approach similar to the one we used to improve workers’ compensation results is being used to address profitability challenges for commercial auto and property-oriented lines of business. The executive risk portion of bond and executive risk showed improvement in 2012, after experiencing several years of unfavorable effects from the U.S. credit crisis of 2008. Since the credit crisis, many of our financial institution policies have been nonrenewed, reducing exposure for this portion of our bond and executive risk business.

Commercial Casualty

(Dollars in millions)	Years ended December 31,			2012-2011	2011-2010
	2012	2011	2010	Change %	Change %
Commercial casualty:
Net written premiums	$793	$710	$686	12	3
Earned premiums	767	711	693	8	3
Loss and loss expenses from:
Current accident year before catastrophe losses	492	496	555	(1)	(11)
Current accident year catastrophe losses	0	0	0	nm	nm
Prior accident years before catastrophe losses	(177)	(132)	(186)	(34)	29
Prior accident years catastrophe losses	0	0	0	nm	nm
Total loss and loss expenses	$315	$364	$369	(13)	(1)

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	64.1%	69.7%	80.1%	(5.6)	(10.4)
Current accident year catastrophe losses	0.0	0.0	0.0	0.0	0.0
Prior accident years before catastrophe losses	(23.1)	(18.5)	(26.9)	(4.6)	8.4
Prior accident years catastrophe losses	0.0	0.0	0.0	0.0	0.0
Total loss and loss expense ratio	41.0%	51.2%	53.2%	(10.2)	(2.0)

Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident Year:	2012	2011	2010	2012	2011	2010
as of December 31, 2012	$492	$450	$419	64.1%	63.3%	60.4%
as of December 31, 2011		496	438		69.7	63.2
as of December 31, 2010			555			80.1

Commercial casualty is our largest line of business and has in recent years maintained a very satisfactory total loss and loss expense ratio. Premiums grew in 2012, compared with 2011, largely due to higher pricing and premium growth initiatives that helped new business written premiums grow nearly 20 percent. During 2011, our underwriters began fully using predictive modeling tools for general liability coverages in our commercial package accounts, and we believe these tools are improving our pricing precision.

Improving economic conditions also contributed to growth through higher premiums from audits that confirmed or adjusted initial premium estimates. As discussed in the commercial lines insurance premiums section of Commercial Lines Insurance Results of Operations, Page 57, economic trends cause corresponding changes in underlying insured exposures, including general liability coverage where the premium amount is heavily influenced by economically-driven measures of risk exposure such as sales volume.

The 2012 total loss and loss expense ratio improved by 10.2 percentage points, largely due to lower current accident year losses and loss expenses and higher earned premiums. Favorable development on prior accident year reserves continued in 2012 at a significant level, reflecting further moderation in loss cost trends, particularly for umbrella liability coverage included in many commercial package accounts. Development trends are further discussed in Consolidated Property Casualty Insurance Development of Estimated Reserves by Accident Year, Page 92.

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

Commercial Property

(Dollars in millions)	Years ended December 31,			2012-2011	2011-2010
	2012	2011	2010	Change %	Change %
Commercial property:
Net written premiums	$573	$512	$497	12	3
Earned premiums	545	497	489	10	2
Loss and loss expenses from:
Current accident year before catastrophe losses	251	309	286	(19)	8
Current accident year catastrophe losses	173	146	75	18	95
Prior accident years before catastrophe losses	(17)	(21)	(3)	19	(600)
Prior accident years catastrophe losses	(9)	3	(7)	nm	nm
Total loss and loss expenses	$398	$437	$351	(9)	25

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	46.1%	62.1%	58.4%	(16.0)	3.7
Current accident year catastrophe losses	31.7	29.4	15.4	2.3	14.0
Prior accident years before catastrophe losses	(3.1)	(4.1)	(0.6)	1.0	(3.5)
Prior accident years catastrophe losses	(1.8)	0.7	(1.4)	(2.5)	2.1
Total loss and loss expense ratio	72.9%	88.1%	71.8%	(15.2)	16.3

Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident Year:	2012	2011	2010	2012	2011	2010
as of December 31, 2012	$424	$439	$347	77.8%	88.2%	71.0%
as of December 31, 2011		455	352		91.5	72.0
as of December 31, 2010			361			73.8

Commercial property net written premiums and earned premiums rose in 2012, reflecting higher pricing and premium growth initiatives that helped new business written premiums increase nearly 25 percent.

The 2012, total loss and loss expense ratio improved, largely due to lower current accident year losses and loss expenses and higher earned premiums. The ratio components from catastrophe losses were nearly the same in 2012 as in 2011, and favorable development on prior accident year reserves before catastrophe losses decreased slightly.

In 2012 we formed a multi-department, multi-disciplinary taskforce that has been reviewing our property book of business and continues to seek ways to improve profitability, similar to the approach we used to improve workers’ compensation results. Several profit improvement initiatives are already underway and some are already completed. Some of the more important initiatives include increasing specialization among selected claims and loss control associates, increasing the number of commercial property inspections for both new and renewal business, applying wind and hail deductibles in areas prone to convective storm losses and implementing new guidelines for underwriting and pricing hail risk.

In 2011, we began fully using predictive modeling tools for property coverages in our commercial package accounts to improve our pricing precision. We believe these initiatives will improve profitability over time.

The 2011 total loss and loss expense ratio rose 16.3 percentage points primarily due to a 16.1 point increase in catastrophe losses. In addition, the ratio increased 5.2 percentage points from higher large losses related to fires, and it also rose from other weather-related losses that were not identified as part of designated catastrophe events for the property casualty industry, typically referred to as noncatastrophe weather losses. The effect of the $13 million ceded to reinstate coverage layers of our property catastrophe reinsurance treaty increased the 2011 ratio by 2.2 percentage points. The refined line of business allocation process for loss expenses reduced the 2011 total loss and loss expense ratio by 3.5 percentage points and also had the effect of decreasing the ratio for current accident year before catastrophe losses.

The 2011 current accident year loss and loss expense ratio before catastrophe losses also rose, compared with accident year 2010, largely due to higher large losses from fires and increased losses from noncatastrophe weather.

Commercial Auto

(Dollars in millions)	Years ended December 31,			2012-2011	2011-2010
	2012	2011	2010	Change %	Change %
Commercial auto:
Net written premiums	$444	$405	$385	10	5
Earned premiums	426	394	384	8	3
Loss and loss expenses from:
Current accident year before catastrophe losses	301	294	269	2	9
Current accident year catastrophe losses	5	7	4	(29)	75
Prior accident years before catastrophe losses	0	(27)	(32)	100	16
Prior accident years catastrophe losses	(1)	0	(1)	nm	nm
Total loss and loss expenses	$305	$274	$240	11	14

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	70.7%	74.5%	70.0%	(3.8)	4.5
Current accident year catastrophe losses	1.3	1.9	1.1	(0.6)	0.8
Prior accident years before catastrophe losses	(0.1)	(6.9)	(8.2)	6.8	1.3
Prior accident years catastrophe losses	(0.2)	(0.2)	(0.3)	0.0	0.1
Total loss and loss expense ratio	71.7%	69.3%	62.6%	2.4	6.7

Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident Year:	2012	2011	2010	2012	2011	2010
as of December 31, 2012	$306	$295	$258	72.0%	75.0%	67.3%
as of December 31, 2011		301	259		76.4	67.5
as of December 31, 2010			273			71.1

Net written premiums and earned premiums for commercial auto rose in 2012, primarily due to higher pricing. Higher new business written premiums accounted for only $4 million of the $39 million increase in net written premiums, in part reflecting our efforts to increase pricing.

The 2012 total loss and loss expense ratio increased, primarily due to lower favorable development on prior accident year reserves that was partially offset by an improved ratio for current accident year losses and loss expenses.

In early 2013, we formed a multi-department, multi-disciplinary taskforce that has been reviewing our commercial auto business to determine ways to improve profitability, similar to the approach we used to improve workers’ compensation results.

The 2011 total loss and loss expense ratio rose 6.7 percentage points, largely due to a 3.6-point increase from higher large losses. The refined line of business allocation process for loss expenses contributed 1.7 percentage points to the 2011 total loss and loss expense ratio and also contributed to the increase in the ratio for the current accident year before catastrophe losses.

The 2011 current accident year loss and loss expense ratio before catastrophe losses rose 4.5 percentage points, compared with accident year 2010, primarily due to a rise in loss cost trends that may relate to the improving economy, combined with pricing that improved more slowly. Noncatastrophe weather losses also had a slight adverse effect on the ratio.

Workers’ Compensation

(Dollars in millions)	Years ended December 31,			2012-2011	2011-2010
	2012	2011	2010	Change %	Change %
Workers' compensation:
Net written premiums	$341	$312	$310	9	1
Earned premiums	344	318	311	8	2
Loss and loss expenses from:
Current accident year before catastrophe losses	286	307	331	(7)	(7)
Current accident year catastrophe losses	0	0	0	nm	nm
Prior accident years before catastrophe losses	(74)	(97)	(39)	24	(149)
Prior accident years catastrophe losses	0	0	0	nm	nm
Total loss and loss expenses	$212	$210	$292	1	(28)

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	83.0%	96.6%	106.5%	(13.6)	(9.9)
Current accident year catastrophe losses	0.0	0.0	0.0	0.0	0.0
Prior accident years before catastrophe losses	(21.5)	(30.5)	(12.6)	9.0	(17.9)
Prior accident years catastrophe losses	0.0	0.0	0.0	0.0	0.0
Total loss and loss expense ratio	61.5%	66.1%	93.9%	(4.6)	(27.8)

Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident Year:	2012	2011	2010	2012	2011	2010
as of December 31, 2012	$286	$280	$271	83.0%	87.9%	87.1%
as of December 31, 2011		307	299		96.6	96.3
as of December 31, 2010			331			106.5

Workers’ compensation net written premiums and earned premiums rose in 2012, primarily due to higher pricing. Improving economic conditions contributed to growth through higher premiums from audits that confirmed or adjusted initial premium estimates. As discussed in the commercial lines insurance premiums section of Commercial Lines Insurance Results of Operations, Page 57, economic trends cause corresponding changes in underlying insured exposures, including workers’ compensation coverage where the premium amount is heavily influenced by economically-driven measures of risk exposure such as payroll volume.

The 2012 total loss and loss expense ratio improved 4.6 percentage points compared with 2011, reflecting lower current accident year losses and loss expenses that were partially offset by a lower amount of favorable development on prior accident year reserves. We continue to see loss emergence that was less than expected for nearly every accident year, resulting in another year of net favorable development. Development trends are further discussed in Consolidated Property Casualty Insurance Development of Estimated Reserves by Accident Year, Page 92.

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

The 2011 current accident year loss and loss expense ratio declined 9.9 percentage points compared with accident year 2010, estimated as of December 31, 2010. In addition to the favorable effect of the refined line of business allocation process for loss expenses, the loss portion of the ratio improved, reflecting initiatives discussed below.

Since we pay a lower commission rate on workers’ compensation business, relative to our other commercial lines of business, this line has a higher calendar year loss and loss expense ratio breakeven point than our other commercial business lines. We believe various initiatives in recent years contributed to improved profitability. During 2009, we began using a predictive modeling tool to improve risk selection and pricing precision. In 2010, we added to our staff of loss control field representatives, premium audit field representatives and field claims representatives specializing in workers’ compensation risks. We also implemented direct reporting of workers’ compensation claims, allowing us to quickly obtain detailed information from policyholders to promptly assign the appropriate level of claims handling expertise to each case. Obtaining more information sooner for specific claims allows for medical care appropriate to the nature of each injury, benefiting injured workers, employers and agents while ultimately lowering overall loss costs.

The workers’ compensation business line includes our longest tail exposures, making initial estimates of accident year loss and loss expenses incurred more uncertain. Due to the lengthy payout period of workers’ compensation claims, small shifts in medical cost inflation and payout periods could have a significant effect on our potential future liability compared with our current projections.

Specialty Packages

(Dollars in millions)	Years ended December 31,			2012-2011	2011-2010
	2012	2011	2010	Change %	Change %
Specialty packages:
Net written premiums	$153	$137	$149	12	(8)
Earned premiums	151	138	149	9	(7)
Loss and loss expenses from:
Current accident year before catastrophe losses	95	98	91	(3)	8
Current accident year catastrophe losses	33	72	22	(54)	227
Prior accident years before catastrophe losses	(6)	6	2	(200)	200
Prior accident years catastrophe losses	(7)	(1)	(4)	(600)	75
Total loss and loss expenses	$115	$175	$111	(34)	58

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	63.4%	70.9%	61.1%	(7.5)	9.8
Current accident year catastrophe losses	22.0	51.8	14.5	(29.8)	37.3
Prior accident years before catastrophe losses	(4.2)	3.9	1.8	(8.1)	2.1
Prior accident years catastrophe losses	(4.5)	(0.6)	(2.6)	(3.9)	2.0
Total loss and loss expense ratio	76.7%	126.0%	74.8%	(49.3)	51.2

Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident Year:	2012	2011	2010	2012	2011	2010
as of December 31, 2012	$128	$162	$112	85.4%	117.2%	75.1%
as of December 31, 2011		170	114		122.7	76.7
as of December 31, 2010			113			75.6

Specialty packages net written premiums and earned premiums rose in 2012, primarily due to lower ceded premiums. In 2011, ceded premiums included $10 million to reinstate coverage layers of our property catastrophe reinsurance treaty. New business written premiums from agencies accounted for less than $1 million of the $16 million increase in net written premiums, in part reflecting our efforts to increase price adequacy.

The 2012 total loss and loss expense ratio improved 49.3 percentage points primarily due to a 33.7-point decrease in catastrophe losses. The 2012 current accident year loss and loss expense ratio before catastrophe losses also improved, compared with accident year 2011, largely due to higher earned premiums that included higher pricing. In 2011, we began fully using predictive modeling tools for auto, general liability and property coverages for some commercial package accounts included in specialty packages. In 2012, we began using predictive modeling tools to improve our pricing precision for certain additional business policies included in our specialty packages line of business. Initiatives for our property book of business, described in the commercial property section above, should also benefit our specialty packages line of business. We believe these initiatives will improve profitability over time.

The 2011 total loss and loss expense ratio rose 51.2 percentage points primarily due to a 39.3-point increase in catastrophe losses. It also rose from other weather-related losses that were not identified as part of designated catastrophe events for the property casualty industry, typically referred to as noncatastrophe weather losses. The effect of the $10 million in premiums ceded to reinstate coverage layers of our property catastrophe reinsurance treaty increased the 2011 ratio by 8.4 percentage points.

The 2011 current accident year loss and loss expense ratio before catastrophe losses also increased, compared with accident year 2010, largely due to noncatastrophe weather and the effects of reinstatement premiums.

Surety and Executive Risk

(Dollars in millions)	Years ended December 31,			2012-2011	2011-2010
	2012	2011	2010	Change %	Change %
Surety and executive risk:
Net written premiums	$114	$104	$93	10	12
Earned premiums	111	103	95	8	8
Loss and loss expenses from:
Current accident year before catastrophe losses	67	65	64	3	2
Current accident year catastrophe losses	0	0	0	nm	nm
Prior accident years before catastrophe losses	0	34	3	(100)	nm
Prior accident years catastrophe losses	0	0	0	nm	nm
Total loss and loss expenses	$67	$99	$67	(32)	48

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	59.9%	63.7%	66.5%	(3.8)	(2.8)
Current accident year catastrophe losses	0.0	0.0	0.0	0.0	0.0
Prior accident years before catastrophe losses	0.4	33.0	3.4	(32.6)	29.6
Prior accident years catastrophe losses	0.0	0.0	0.0	0.0	0.0
Total loss and loss expense ratio	60.3%	96.7%	69.9%	(36.4)	26.8

Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident Year:	2012	2011	2010	2012	2011	2010
as of December 31, 2012	$67	$75	$92	59.9%	73.6%	96.2%
as of December 31, 2011		65	85		63.7	88.5
as of December 31, 2010			64			66.5

Net written premiums and earned premiums for surety and executive risk rose in 2012, with approximately one-third of the increase from renewal premiums that reflected higher pricing. Premiums ceded to reinsurers had less of a downward effect, by approximately $6 million, on net written premiums and earned premiums in both 2012 and 2011, compared with the respective prior year. Ceded premiums were reduced largely due to better than expected loss experience in recent years, resulting in lower rates charged by reinsurers.

The 2012 total loss and loss expense ratio improved 36.4 percentage points due to a 32.6-point decrease from unfavorable development on prior accident year reserves, returning to a level close to 2010.

The 2011 total loss and loss expense ratio rose 26.8 percentage points due to a 29.6-point increase from unfavorable development on prior accident year reserves. Included in the unfavorable development was $13 million or 13.1 percentage points for the refined line of business allocation process for loss expenses. The refined allocation had a negligible effect on the ratio for the current accident year before catastrophe losses. Most of the remainder of unfavorable development on prior accident year reserves was for four claims from accident year 2008, two for director and officer liability and two for fidelity bonding due to fraud or lending practices at financial institutions.

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

We have actively managed the potentially high risk of writing director and officer liability by:

•	Marketing primarily to nonprofit organizations, accounting for approximately 81 percent of the policies and 50 percent of the premium volume in force for 2012 director and officer liability business.

•	Closely monitoring our for-profit policyholders – At year-end 2012, our director and officer liability policies in force provided coverage to 13 nonfinancial publicly traded companies, including two Fortune 1000 companies. We also provided this coverage to approximately 450 banks, savings and loans and other financial institutions. The majority of these financial institution policyholders are smaller community banks, and we believe they have no unusual exposure to credit-market concerns, including subprime mortgages. Based on new policy data or information from the most recent policy renewal, only 11 of our banks have assets greater than $2 billion; only 24 have assets from $1 billion to $2 billion; and 69 have assets from $500 million to $1 billion. The remaining 292 banks have assets below $500 million.

•	Writing on a claims-made basis, which normally restricts coverage to losses reported during the policy term.

•	Providing limits no higher than $10 million with facultative or treaty reinsurance in place in 2013 to cover losses greater than $7 million.

Machinery and Equipment

(Dollars in millions)	Years ended December 31,			2012-2011	2011-2010
	2012	2011	2010	Change %	Change %
Machinery and equipment:
Net written premiums	$41	$38	$35	8	9
Earned premiums	39	36	33	8	9
Loss and loss expenses from:
Current accident year before catastrophe losses	9	10	9	(10)	11
Current accident year catastrophe losses	0	0	0	nm	nm
Prior accident years before catastrophe losses	(1)	1	(2)	(200)	nm
Prior accident years catastrophe losses	0	0	0	nm	nm
Total loss and loss expenses	$8	$11	$7	(27)	57

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	22.5%	26.9%	28.2%	(4.4)	(1.3)
Current accident year catastrophe losses	0.0	0.1	0.0	(0.1)	0.1
Prior accident years before catastrophe losses	(1.9)	1.2	(6.0)	(3.1)	7.2
Prior accident years catastrophe losses	0.0	0.0	(0.3)	0.0	0.3
Total loss and loss expense ratio	20.6%	28.2%	21.9%	(7.6)	6.3

Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident Year:	2012	2011	2010	2012	2011	2010
as of December 31, 2012	$9	$10	$10	22.5%	26.6%	29.3%
as of December 31, 2011		10	10		27.0	30.5
as of December 31, 2010			9			28.2

Machinery and equipment premiums continued to rise over the three-year period, reflecting higher pricing and our superior service, including experienced local specialists who support agencies in writing this line of business. The total and accident year loss and loss expense ratios remain at profitable levels, although they can fluctuate substantially due to the relatively small size of this business line.

Commercial Lines Insurance Outlook

Net written premiums for the commercial lines industry, excluding the mortgage and financial guaranty lines of business, are projected to increase approximately 4 percent in 2013, with the industry statutory combined ratio estimated at approximately 103 percent. Over the past several years, renewal and new business pricing has experienced significant competitive pressure, reinforcing the need for more pricing analytics and careful risk selection. While competition remains intense, industrywide commercial lines market pricing turned positive toward the end of 2011 and continued to firm in 2012, according to several industry surveys. Average renewal pricing for our commercial lines segment also turned positive. Opinions vary, according to a variety of reports that focus on the commercial lines market, regarding the sustainability of improved pricing. According to A.M. Best, commercial lines pricing is anticipated to continue to improve during 2013, but will moderate slightly compared with rate increases in 2012. Despite challenging market conditions, we believe we can manage our business and execute strategic initiatives to offset market pressures to some extent and still profitably grow our commercial lines segment.

We intend to continue marketing our products to a broad range of business classes with a package approach, while improving our pricing precision. We intend to maintain our underwriting selectivity and carefully manage our rate levels as well as our programs that seek to accurately match exposures with appropriate premiums. We will continue to evaluate each risk individually and to make decisions about rates, the use of three-year commercial policies and other policy conditions on a case-by-case basis, even in lines and classes of business that are under competitive pressure. We believe our initiatives to improve pricing precision and lower loss costs will continue to benefit commercial lines profitability during 2013, and that recent-year premium growth initiatives will continue to increase commercial lines premiums.

In Item 1, Strategic Initiatives, Page 10, we discuss the initiatives we are implementing to achieve our corporate performance objectives. We discuss factors influencing future results of our property casualty insurance operations in the Executive Summary, Page 38.

Personal Lines Insurance Results of Operations

Overview – Three-Year Highlights

(Dollars in millions)	Years ended December 31,			2012-2011	2011-2010
	2012	2011	2010	Change %	Change %
Earned premiums	$868	$762	$721	14	6
Fee revenues	2	1	2	100	(50)
Total revenues	870	763	723	14	6

Loss and loss expenses from:
Current accident year before catastrophe losses	591	584	508	1	15
Current accident year catastrophe losses	160	181	63	(12)	187
Prior accident years before catastrophe losses	(77)	(35)	(29)	(120)	(21)
Prior accident years catastrophe losses	(22)	(7)	(5)	(214)	(40)
Total loss and loss expenses	652	723	537	(10)	35
Underwriting expenses	261	222	241	18	(8)
Underwriting loss	$(43)	$(182)	$(55)	76	(231)

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	68.2%	76.7%	70.4%	(8.5)	6.3
Current accident year catastrophe losses	18.4	23.6	8.8	(5.2)	14.8
Prior accident years before catastrophe losses	(8.9)	(4.5)	(4.1)	(4.4)	(0.4)
Prior accident years catastrophe losses	(2.5)	(0.9)	(0.7)	(1.6)	(0.2)
Total loss and loss expenses	75.2	94.9	74.4	(19.7)	20.5
Underwriting expenses	30.1	29.1	33.4	1.0	(4.3)
Combined ratio	105.3%	124.0%	107.8%	(18.7)	16.2

Combined ratio:	105.3%	124.0%	107.8%	(18.7)	16.2
Contribution from catastrophe losses and prior years reserve development	7.0	18.2	4.0	(11.2)	14.2
Combined ratio before catastrophe losses and prior years reserve development	98.3%	105.8%	103.8%	(7.5)	2.0

Performance highlights for the personal lines segment include:

•	Premiums – Earned premiums and net written premiums grew significantly in 2012, primarily due to higher renewal written premiums that included price increases. The 2012 growth in earned and net written premiums was aided by the suppressing effect in 2011 from $18 million for ceded premiums to reinstate coverage layers of our property catastrophe reinsurance treaty.

•	Combined ratio – The 2012 combined ratio improved 18.7 percentage points compared with 2011, in part due to natural catastrophe losses that were 6.8 percentage points lower, plus better pricing and a decrease in other weather-related losses. Such losses, typically referred to as noncatastrophe weather losses, were not identified as part of designated catastrophe events for the property casualty industry. Additional ceded premiums to reinstate coverage layers of our property catastrophe reinsurance treaty and the effect of a refined line of business allocation process for loss expenses each contributed approximately 3 points to the 2011 combined ratio.

Our personal lines statutory combined ratio was 104.0 percent in 2012, 124.2 percent in 2011 and 107.1 percent in 2010. By comparison, the estimated industry personal lines combined ratio was 105.0 percent in 2012, 106.1 percent in 2011 and 100.4 percent in 2010. Our concentration of business in areas affected by catastrophe events contributed to recent-year results that differed from the overall industry, an issue we are addressing in part through gradual geographic expansion. The contribution of catastrophe losses to our personal lines statutory combined ratio was 15.9 percentage points in 2012, 22.7 percentage points in 2011 and 8.1 percentage points in 2010, compared with an estimated 9.5, 10.4 and 5.3 percentage points, respectively, for the industry.

As discussed below in Personal Lines Insurance Premiums, in recent years we have increased our use of pricing precision and implemented numerous rate increases to improve our personal lines segment results. Since early 2008, we have worked to improve our geographic diversification by expanding our personal lines operation to several states less prone to catastrophes, including the western states of Arizona, Idaho, Montana and Utah. We have also nonrenewed approximately 2,300 homeowner policies in Florida and Alabama that we believe were the most exposed to losses from hurricane damage. Our progress in geographic diversification is demonstrated by higher premium growth rates in our smaller states, in terms of personal lines premium volume. Personal lines earned premiums in the six states with our largest personal lines volume increased 10 percent in 2012 while increasing 22 percent in the remaining states. Our new business written premiums rose 17 percent in 2012, with those six states declining 2 percent, while rising 34 percent in all other states.

Personal Lines Insurance Premiums

(Dollars in millions)	Years ended December 31,			2012-2011	2011-2010
	2012	2011	2010	Change %	Change %
Agency renewal written premiums	$836	$755	$685	11	10
Agency new business written premiums	111	95	90	17	6
Other written premiums	(29)	(49)	(25)	41	(96)
Net written premiums	918	801	750	15	7
Unearned premium change	(50)	(39)	(29)	(28)	(34)
Earned premiums	$868	$762	$721	14	6

Personal lines insurance is a strategic component of our overall relationship with most of our agencies and is an important component of our agencies’ relationships with their clients. We believe agents recommend Cincinnati personal insurance products for their value-oriented clients who seek to balance quality and price and who are attracted by our superior claims service and the benefits of our package approach. We also believe our efforts to continue improving pricing precision are helping us attract and retain more of our agencies’ preferred business, while also obtaining higher rates for more thinly-priced business.

The 11 percent increase in 2012 agency renewal written premiums reflected various rate changes during recent years. In October 2012, we began our fourth round of increases for the homeowner line of business, averaging approximately 9 percent, with some individual policy rate increases lower or higher based on attributes of risk that characterize the insured exposure. That followed rate changes over successive years averaging approximately 7 percent annually that were implemented beginning the fourth quarter of 2009 for states representing the majority of our personal lines business. Beginning in the first half of 2013, we are implementing rate changes for our personal auto line of business in the majority of the 31 states where we market personal lines policies. The average rate change is an increase in the low-single-digit range, with some individual policies experiencing lower or higher rates based on enhanced pricing precision enabled by predictive models. Rate changes for personal auto implemented beginning late 2011 and 2010 also represented an annual average rate increase in the low-single-digit range.

In 2012, our personal lines new business premiums written by our agencies grew 17 percent, following 2011 growth at a rate of 6 percent. We believe the increased growth rate reflects the contribution from new agency appointments in addition to the effect of higher pricing from rate increases.

Other written premiums primarily consist of premiums that are ceded to reinsurers and that lower our net written premiums. Other written premiums contributed $20 million to 2012 net written premium growth. The change in 2012 other written premiums, compared with 2011, was driven by additional ceded premiums in 2011 for our property catastrophe reinsurance treaty.

Personal Lines Insurance Loss and Loss Expenses

Loss and loss expenses include both net paid losses and reserve changes for unpaid losses as well as the associated loss expenses. Most of the incurred losses and loss expenses shown in the personal lines segment three-year highlights table on Page 68 are for the respective current accident years, and reserve development on prior accident years is shown separately. Since approximately two-thirds of our personal lines current accident year incurred losses and loss expenses represent net paid losses, the remaining one-third represents reserves for our estimate of ultimate losses and loss expenses. These reserves develop over time, and we re-estimate previously reported reserves as we learn more about the development of the related claims. The table below illustrates that development. For example, the 100.3 percent accident year 2011 loss and loss expense ratio reported as of December 31, 2011, developed favorably by 7.8 percentage points to 92.5 percent due to claims settling for less than previously estimated, or due to updated reserve estimates for unpaid claims, as of December 31, 2012. Accident years 2011 and 2010 for the personal lines segment have both developed favorably, as indicated by the progression over time for the ratios in the table.

(Dollars in millions)

Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident Year:	2012	2011	2010	2012	2011	2010
as of December 31, 2012	$751	$705	$529	86.6%	92.5%	73.4%
as of December 31, 2011		765	545		100.3	75.6
as of December 31, 2010			571			79.2

Catastrophe losses, as discussed in Consolidated Property Casualty Insurance Results of Operations, Page 52, explain much of the movement in current accident year loss and loss expense ratios for accident years 2010 through 2012. Catastrophe losses added 18.4 percentage points for 2012, 23.6 points for 2011 and 8.8 points for 2010 to the respective personal lines accident year loss and loss expense ratios in the table above. Personal lines catastrophe losses for 2012 and 2011 were much higher than our 8.7 percent 10-year annual average for the years 2001 through 2010. Personal lines catastrophe losses also are inherently volatile, as discussed above and in Consolidated Property Casualty Insurance Results of Operations, Page 52.

The 68.2 percent ratio for current accident year loss and loss expenses before catastrophe losses for 2012 improved 8.5 percentage points compared with the 76.7 percent accident year 2011 ratio measured as of December 31, 2011. The effect of the $18 million ceded in 2011 to reinstate coverage layers of our property catastrophe reinsurance treaty increased the 2011 ratio by 1.8 percentage points. Noncatastrophe weather losses for our homeowner line of business alone were approximately $10 million lower during 2012 compared with 2011, reducing the 2012 ratio for personal lines by approximately 1 percentage point, compared with 2011. Higher new large losses incurred described below increased the 2012 ratio by 0.6 percentage points, offsetting much of the benefit of lower noncatastrophe losses. We believe the majority of the 8.5 percentage points of improvement was largely due to initiatives to improve pricing precision, somewhat offset by normal loss cost inflation.

Personal lines reserve development on prior accident years continued to net to a favorable amount in 2012, as $99 million was recognized, higher than $42 million in 2011 and $34 million in 2010. The homeowner line of business represented more than half of the 2012 increase. Approximately 50 percent of our personal lines reserve development on prior accident years recognized during 2012 occurred in our homeowner line of business and nearly 30 percent occurred in our other personal line of business. Development recognized during 2011 was mostly from those same lines of business and in 2010 was most of it was from our other personal line of business, primarily for personal umbrella liability coverage. Development by line of business and other trends for personal lines loss and loss expenses and the related ratios are further analyzed in Personal Lines of Business Analysis, beginning on Page 71, and in Consolidated Property Casualty Insurance Development of Estimated Reserves by Accident Year, Page 92.

Personal Lines Insurance Losses by Size

(Dollars in millions)	Years ended December 31,			2012-2011	2011-2010
	2012	2011	2010	Change %	Change %
New losses greater than $4,000,000	$0	$0	$5	nm	(100)
New losses $1,000,000-$4,000,000	35	25	20	40	25
New losses $250,000-$1,000,000	53	48	41	10	17
Case reserve development above $250,000	10	19	11	(47)	73
Total large losses incurred	98	92	77	7	19
Other losses excluding catastrophe losses	346	365	336	(5)	9
Catastrophe losses	132	171	58	(23)	195
Total net losses incurred	$576	$628	$471	(8)	33

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
New losses greater than $4,000,000	0.0%	0.0%	0.7%	0.0	(0.7)
New losses $1,000,000-$4,000,000	4.1	3.3	2.8	0.8	0.5
New losses $250,000-$1,000,000	6.1	6.3	5.7	(0.2)	0.6
Case reserve development above $250,000	1.2	2.5	1.6	(1.3)	0.9
Total large loss ratio	11.4	12.1	10.8	(0.7)	1.3
Other losses excluding catastrophe losses	39.8	47.9	46.5	(8.1)	1.4
Catastrophe losses	15.2	22.5	8.1	(7.3)	14.4
Total net loss ratio	66.4%	82.5%	65.4%	(16.1)	17.1

In 2012, personal lines total large losses incurred increased by $6 million or 7 percent, net of reinsurance. The corresponding ratio decreased 0.7 percentage points, as earned premium growth doubled the rate of growth in total large losses. The majority of the 2012 increase was for homeowner fire claims. In 2011 total large losses increased over 2010, primarily due to higher personal auto losses. Our analysis indicated no unexpected concentration of these losses and reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. We believe the inherent volatility of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the volatility in addition to general inflationary trends in loss costs.

Personal Lines Insurance Underwriting Expenses

(Dollars in millions)	Years ended December 31,			2012-2011	2011-2010
	2012	2011	2010	Change %	Change %
Commission expenses	$176	$139	$145	27	(4)
Other underwriting expenses	85	83	96	2	(14)
Total underwriting expenses	$261	$222	$241	18	(8)

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Commission expenses	20.3%	18.2%	20.1%	2.1	(1.9)
Other underwriting expenses	9.8	10.9	13.3	(1.1)	(2.4)
Total underwriting expense ratio	30.1%	29.1%	33.4%	1.0	(4.3)

Personal lines commission expense as a percent of earned premium increased in 2012, primarily due to higher agency profit-sharing commissions. In 2011, lower agency profit-sharing commission drove the decrease.

Other underwriting expenses as a percent of earned premium decreased in 2012, as earned premium growth outpaced a modest increase in expenses. Other underwriting expenses decreased in 2011, primarily due to a first-quarter 2010 provision for matters involving contingent liabilities.

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

For 2012, the homeowner line of business continued to have a total loss and loss expense ratio significantly higher than desired. As discussed in the overview section of Personal Lines Insurance Results of Operations, Page 68, and below, we are taking actions to improve pricing and reduce loss costs that we expect to benefit future profitability trends.

Personal Auto

(Dollars in millions)	Years ended December 31,			2012-2011	2011-2010
	2012	2011	2010	Change %	Change %
Personal auto:
Net written premiums	$425	$385	$352	10	9
Earned premiums	404	368	337	10	9
Loss and loss expenses from:
Current accident year before catastrophe losses	294	282	239	4	18
Current accident year catastrophe losses	12	11	3	9	267
Prior accident years before catastrophe losses	(17)	(3)	(7)	(467)	57
Prior accident years catastrophe losses	(2)	(1)	0	(100)	nm
Total loss and loss expenses	$287	$289	$235	(1)	23

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	72.8%	76.7%	70.9%	(3.9)	5.8
Current accident year catastrophe losses	2.8	3.0	1.1	(0.2)	1.9
Prior accident years before catastrophe losses	(4.1)	(0.8)	(2.1)	(3.3)	1.3
Prior accident years catastrophe losses	(0.5)	(0.2)	(0.1)	(0.3)	(0.1)
Total loss and loss expense ratio	71.0%	78.7%	69.8%	(7.7)	8.9

Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident Year:	2012	2011	2010	2012	2011	2010
as of December 31, 2012	$306	$278	$239	75.6%	75.6%	71.0%
as of December 31, 2011		293	241		79.7	71.6
as of December 31, 2010			242			72.0

Net written premiums for personal auto increased in 2012, reflecting rate increases in recent years, ongoing high levels of policy retention, premium growth initiatives and a higher level of insured exposures.

The total loss and loss expense ratio improved 7.7 percentage points, largely due to a 3.9 point decrease in the ratio for the current accident year before catastrophe losses that included a 2.1 point decline in paid losses. Catastrophe losses that declined 0.5 percentage points and a larger amount of favorable reserve development on prior accident years also contributed to the improved total loss and loss expense ratio. Large losses above $250,000 per claim were approximately 40 percent higher in both 2012 and 2011, compared with 2010, contributing to the higher total loss and loss expense ratio for the past two years.

The 2011 total loss and loss expense ratio rose 8.9 percentage points, in part due to a 1.8 point increase from catastrophe losses plus a 2.4 point increase from losses above $250,000. The refined line of business allocation process for loss expenses added another 8.5 percentage points to the 2011 total loss and loss expense ratio and also contributed to the increase in the ratio for the current accident year before catastrophe losses.

As discussed in Personal Lines Insurance Premiums, Page 69, we continue to implement rate changes to continue to improve results for our personal auto line of business.

Homeowner

(Dollars in millions)	Years ended December 31,			2012-2011	2011-2010
	2012	2011	2010	Change %	Change %
Homeowner:
Net written premiums	$378	$312	$299	21	4
Earned premiums	353	294	289	20	2
Loss and loss expenses from:
Current accident year before catastrophe losses	238	231	208	3	11
Current accident year catastrophe losses	137	158	56	(13)	182
Prior accident years before catastrophe losses	(34)	(14)	(2)	(143)	(600)
Prior accident years catastrophe losses	(18)	(6)	(4)	(200)	(50)
Total loss and loss expenses	$323	$369	$258	(12)	43

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	67.4%	78.7%	72.0%	(11.3)	6.7
Current accident year catastrophe losses	38.8	53.6	19.3	(14.8)	34.3
Prior accident years before catastrophe losses	(9.7)	(4.5)	(0.9)	(5.2)	(3.6)
Prior accident years catastrophe losses	(5.1)	(2.0)	(1.4)	(3.1)	(0.6)
Total loss and loss expense ratio	91.4%	125.8%	89.0%	(34.4)	36.8

Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident Year:	2012	2011	2010	2012	2011	2010
as of December 31, 2012	$375	$349	$242	106.2%	118.9%	83.8%
as of December 31, 2011		389	248		132.3	86.1
as of December 31, 2010			264			91.3

Net written premiums for homeowner rose $66 million or 21 percent in 2012, with higher renewal premiums driving almost two-thirds of the increase. Lower ceded premiums for reinsurance contributed $19 million of the increase in net written premiums. Premiums ceded for reinsurance, which reduce premium revenue, were $21 million in 2012, $40 million in 2011 and $18 million in 2010. The total ceded premiums for 2011 increased primarily from premiums to reinstate coverage layers of our property catastrophe reinsurance treaty.

We continue efforts to improve pricing precision through predictive analytics, which we believe will help to achieve long-term profitability. Rate increases in recent years, discussed in Personal Lines Insurance Premiums, Page 69, should help lower loss ratios as the rate increases are earned. Those rate changes were implemented beginning in October of 2012, 2011, 2010 and 2009 and averaged approximately 9 percent, 8 percent, 7 percent and 6 percent, respectively. In 2013, we are increasing our use of higher loss deductibles and actual cash value claims settlement for insured damage to older roofs. In addition, we are increasing the number of property inspections conducted when homeowner policies renew, providing more opportunities for underwriting or pricing actions on a case-by-case basis. We also continue our gradual expansion into states less prone to catastrophe losses, which we believe will reduce variability in the long-term future catastrophe loss ratio. In recent years, we have nonrenewed approximately 2,300 policies in Florida and Alabama that we believe were the most exposed to losses from hurricane damage. Together these actions represent important steps we are taking to improve homeowner results.

The total loss and loss expense ratio over the past three years largely fluctuated with catastrophe losses, noncatastrophe weather-related losses and other large losses. For the five-year period 2008 through 2012, the homeowner catastrophe loss ratio averaged 34.5 percent, approximately double the 17.4 percent 10-year average for the years 1998 through 2007. The 34.4 percentage-point improvement in the 2012 total loss and loss expense ratio included a decrease of 17.9 points for catastrophe losses, compared with 2011. Noncatastrophe weather losses were approximately $10 million lower during 2012, improving the 2012 loss ratio by 7.0 percentage points compared with 2011. The effect of the $16 million ceded premiums to reinstate coverage layers of our property catastrophe reinsurance treaty added 6.4 percentage points the 2011 ratio.

The current accident year loss and loss expense ratio before catastrophe losses for 2012 decreased 11.3 percentage points compared with the 2011 ratio, largely due to the same noncatastrophe weather-related losses and reinsurance reinstatement effects noted above that raised the 2011 total loss and loss expense ratio.

Favorable development on prior accident year reserves rose in 2012, primarily due to reduction in case reserves for losses. Development trends are further discussed in Consolidated Property Casualty Insurance Development of Estimated Reserves by Accident Year, Page 92.

Other Personal

(Dollars in millions)	Years ended December 31,			2012-2011	2011-2010
	2012	2011	2010	Change %	Change %
Other personal:
Net written premiums	$115	$104	$99	11	5
Earned premiums	111	100	95	11	5
Loss and loss expenses from:
Current accident year before catastrophe losses	59	71	61	(17)	16
Current accident year catastrophe losses	11	12	4	(8)	200
Prior accident years before catastrophe losses	(26)	(18)	(20)	(44)	10
Prior accident years catastrophe losses	(2)	0	(1)	nm	nm
Total loss and loss expenses	$42	$65	$44	(35)	48

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	53.8%	70.7%	64.1%	(16.9)	6.6
Current accident year catastrophe losses	10.1	11.7	3.8	(1.6)	7.9
Prior accident years before catastrophe losses	(23.5)	(17.9)	(20.8)	(5.6)	2.9
Prior accident years catastrophe losses	(1.4)	(0.5)	(0.5)	(0.9)	0.0
Total loss and loss expense ratio	39.0%	64.0%	46.6%	(25.0)	17.4

Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident Year:	2012	2011	2010	2012	2011	2010
as of December 31, 2012	$70	$78	$48	63.9%	77.3%	50.2%
as of December 31, 2011		83	56		82.4	58.0
as of December 31, 2010			65			67.9

Other personal premiums increased in 2012 and 2011, generally tracking with the growth in our personal auto and homeowner lines before the effects of reinsurance. Most of our other personal coverages are endorsed to homeowner or auto policies. In addition to umbrella liability coverage, our other personal lines policies provide property-oriented coverages such as dwelling fire and inland marine.

Loss and loss expense ratios returned to a more profitable level, reversing the aberration of 2011 that was driven by higher catastrophes and noncatastrophe weather. Reserve development on prior accident years recognized during 2012 was somewhat higher than in recent years, although it can fluctuate significantly for this business line because personal umbrella liability coverage is a major component of other personal losses. Development trends are further discussed in Consolidated Property Casualty Insurance Development of Estimated Reserves by Accident Year, Page 92.

Personal Lines Insurance Outlook

A.M. Best projects industrywide personal lines written premiums may grow approximately 5 percent in 2013, with an industry statutory combined ratio estimated at approximately 101 percent. Due to rate increases and a stable policy retention rate, plus the effect of an accelerated pace for recent-year new agency appointments, we believe our growth rate will likely be higher than the industry projection for 2013. In Item 1, Strategic Initiatives, Page 10, and Personal Lines Results of Operations, beginning on Page 68, we discuss various actions we are taking to address the unsatisfactory performance of our personal lines segment, in particular the homeowner line of business. Our personal lines pricing trends need to exceed loss trends to improve personal lines profitability, thereby helping to achieve our corporate financial targets. We discuss our overall outlook for our property casualty insurance operations in the Executive Summary, Page 38.

Excess and Surplus Lines Insurance Results of Operations

Overview – Three-Year Highlights

(Dollars in millions)	Years ended December 31,			2012-2011	2011-2010
	2012	2011	2010	Change %	Change %

Earned premiums	$93	$70	$49	33	43

Loss and loss expenses from:
Current accident year before catastrophe losses	68	50	41	36	22
Current accident year catastrophe losses	2	1	1	100	0
Prior accident years before catastrophe losses	(5)	(9)	(1)	44	nm
Prior accident years catastrophe losses	0	0	0	nm	nm
Total loss and loss expenses	65	42	41	55	2
Underwriting expenses	29	22	16	32	38
Underwriting profit (loss)	$(1)	$6	$(8)	nm	nm

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	72.8%	71.0%	83.8%	1.8	(12.8)
Current accident year catastrophe losses	2.1	2.1	1.2	0.0	0.9
Prior accident years before catastrophe losses	(5.6)	(12.9)	(1.3)	7.3	(11.6)
Prior accident years catastrophe losses	0.1	0.1	0.0	0.0	0.1
Total loss and loss expenses	69.4	60.3	83.7	9.1	(23.4)
Underwriting expenses	31.6	31.9	33.5	(0.3)	(1.6)
Combined ratio	101.0%	92.2%	117.2%	8.8	(25.0)

Combined ratio:	101.0%	92.2%	117.2%	8.8	(25.0)
Contribution from catastrophe losses and prior years reserve development	(3.4)	(10.7)	(0.1)	7.3	(10.6)
Combined ratio before catastrophe losses and prior years reserve development	104.4%	102.9%	117.3%	1.5	(14.4)

Our excess and surplus lines segment includes results of The Cincinnati Specialty Underwriters Insurance Company and CSU Producer Resources Inc. The year 2012 represented our fifth full year of operations for our excess and surplus lines segment. Performance highlights for the excess and surplus lines segment include:

•	Premiums – Earned premiums continued to climb in 2012, a result of strong growth in net written premiums, similar to 2011. Growth of net written premiums in 2012 was driven by higher renewal written premiums that included rising average renewal price increases. New business written premiums for 2012 rose compared with 2011, reflecting higher pricing in an excess and surplus lines market that continued to experience strong competition.

•	Combined ratio – The combined ratio rose 8.8 percentage points in 2012, primarily due to unusually large net favorable reserve development on prior accident years during 2011. Most of this increase was from higher loss expenses. The loss ratio component rose 2.5 points, including 1.3 points from higher large losses, as shown on the Excess and Surplus Lines Insurance Losses by Size table on Page 76.

Excess and Surplus Lines Insurance Premiums

(Dollars in millions)	Years ended December 31,			2012-2011	2011-2010
	2012	2011	2010	Change %	Change %
Renewal written premiums	$73	$49	$29	49	69
New business written premiums	38	35	35	9	0
Other written premiums	(6)	(5)	(6)	(20)	17
Net written premiums	105	79	58	33	36
Unearned premium change	(12)	(9)	(9)	(33)	0
Earned premiums	$93	$70	$49	33	43

The $24 million increase in 2012 renewal premiums reflected the opportunity to renew many policies for the first time as well as higher renewal pricing. Average renewal pricing rose in the high-single-digit range during each quarter of 2012, improving over the mid-single-digit range for the last quarter of 2011. We measure average changes in excess and surplus lines renewal pricing as the rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies.

New business written premiums for the year 2012 rose 9 percent, compared with 2011, primarily due to higher pricing as the excess and surplus lines market remained competitive, including activity by standard market companies writing policies for risks formerly insurable only in the excess and surplus lines market. We observed many cases where competing carriers offered policy terms and conditions that were less restrictive than those we observed in the past for similar risks, without a corresponding premium for the broadened insurance coverage. Therefore, we declined to write many of those new business opportunities and also some renewal business opportunities.

Other written premiums are primarily premiums that are ceded to reinsurers and that lower our net written premiums. Ceded premium volume for 2012 increased relative to 2011, reflecting higher written premiums subject to reinsurance. Beginning in 2011, treaty reinsurance for our excess and surplus lines segment was provided by The Cincinnati Insurance Company, except for our corporate property catastrophe treaty, where The Cincinnati Specialty Underwriters Insurance Company is a named insured under the treaty. In previous years, all reinsurance for our excess and surplus lines segment was provided by third-party reinsurers that generally provided less favorable pricing. Reinsurance arrangements are further discussed in 2013 Reinsurance Programs, Page 95.

Excess and Surplus Lines Loss and Loss Expenses

Loss and loss expenses include both net paid losses and reserve changes for unpaid losses, as well as the associated loss expenses. Most of the incurred losses and loss expenses shown in our excess and surplus lines segment three-year highlights table on Page 74 are for the respective current accident years, and reserve development on prior accident years is shown separately. Since less than 20 percent of our 2012 excess and surplus lines current accident year incurred losses and loss expenses represents net paid losses, a large majority represents reserves for our estimate of unpaid losses and loss expenses. These reserves develop over time, and we re-estimate previously reported reserves as we learn more about the development of the related claims. The table below illustrates that development. For example, the 85.0 percent accident year 2010 loss and loss expense ratio reported as of December 31, 2010, developed favorably by 13.9 percentage points to 71.1 percent due to claims settling for less than previously estimated, or due to updated reserve estimates for unpaid claims, as of December 31, 2012. Accident years 2011 and 2010 for this segment have both developed favorably, as indicated by the progression over time of the ratios in the table.

(Dollars in millions)

Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident Year:	2012	2011	2010	2012	2011	2010
as of December 31, 2012	$70	$51	$35	74.9%	73.0%	71.1%
as of December 31, 2011		51	38		73.1	77.6
as of December 31, 2010			42			85.0

Catastrophe losses for our commercial lines and personal lines segments were lower in 2012 compared with 2011. For the excess and surplus lines segment, catastrophe losses were higher, but the resulting ratio for the catastrophe loss component of the loss and loss expense ratio remained level due to higher earned premiums. Catastrophe losses added 2.1 percentage points for 2012 and 2011, following 1.2 percentage points for 2010, to the respective excess and surplus lines accident year loss and loss expense ratios in the table above.

The 2012 increase of 1.8 percentage points in the current accident year loss and loss expense ratio before catastrophe losses was primarily due to trends in large losses incurred relative to earned premium trends, as shown in the table below. New losses of $250,000 or more per claim totaled $18 million in 2012, compared with $13 million in 2011. Relative to growth in earned premiums, the increase in new large losses raised the ratio by 1.2 percentage points.

Excess and surplus lines reserve development on prior accident years continued to net a favorable amount in 2012 as $5 million was recognized, compared with $9 million in 2011. The 2011 favorable development was primarily due to beginning to place more reliance on claims experience emergence patterns from our excess and surplus lines business for IBNR loss and loss expense estimates, with relatively less reliance on historical claims experience emergence patterns from similar lines of business for our standard commercial lines business.

We believe the loss and loss expenses reserves for our excess and surplus lines business are adequate. We establish case reserves in a manner consistent with standard lines coverages, despite the more restrictive terms and conditions for excess and surplus lines policies. Our first excess and surplus lines policies were written in 2008. After two years of operation, reserves for estimated unpaid losses and loss expenses were $18 million as of December 31, 2009, for losses that occurred in 2008 and 2009. As of December 31, 2012, only an estimated $5 million remained unpaid for loss events that occurred in 2008 and 2009. The inherent uncertainty in estimating reserves is discussed in Property Casualty Insurance Loss and Loss Expense Reserves, Page 43. Development trends are further analyzed in Consolidated Property Casualty Insurance Development of Estimated Reserves by Accident Year, Page 92.

Excess and Surplus Lines Insurance Losses by Size

(Dollars in millions)	Years ended December 31,			2012-2011	2011-2010
	2012	2011	2010	Change %	Change %
New losses greater than $4,000,000	$0	$0	$0	nm	nm
New losses $1,000,000-$4,000,000	4	0	3	nm	(100)
New losses $250,000-$1,000,000	14	13	9	8	44
Case reserve development above $250,000	6	4	3	50	33
Total large losses incurred	24	17	15	41	13
Other losses excluding catastrophe losses	22	16	13	38	23
Catastrophe losses	2	1	1	100	0
Total net losses incurred	$48	$34	$29	41	17

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
New losses greater than $4,000,000	0.0%	0.0%	0.0%	0.0	0.0
New losses $1,000,000-$4,000,000	4.7	0.0	5.1	4.7	(5.1)
New losses $250,000-$1,000,000	14.9	18.4	18.4	(3.5)	0.0
Case reserve development above $250,000	5.9	5.8	14.2	0.1	(8.4)
Total large loss ratio	25.5	24.2	37.7	1.3	(13.5)
Other losses excluding catastrophe losses	23.9	22.6	27.0	1.3	(4.4)
Catastrophe losses	2.1	2.2	1.2	(0.1)	1.0
Total net loss ratio	51.5%	49.0%	65.9%	2.5	(16.9)

In 2012, total large losses incurred increased by $7 million or 41 percent, net of reinsurance, exceeding earned premium growth at 33 percent, helping to raise the corresponding ratio by 1.3 percentage points, compared with 2011. The ratio for the year 2011 trended in the opposite direction, as earned premium growth significantly outpaced the rate of growth in total large losses. Our analysis indicated no unexpected concentration of these losses and reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. We believe the inherent volatility of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the volatility in addition to general inflationary trends in loss costs.

Excess and Surplus Lines Insurance Underwriting Expenses

(Dollars in millions)	Years ended December 31,			2012-2011	2011-2010
	2012	2011	2010	Change %	Change %
Commission expenses	$17	$12	$8	42	50
Other underwriting expenses	12	10	8	20	25
Total underwriting expenses	$29	$22	$16	32	38

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Commission expenses	18.2%	17.0%	16.5%	1.2	0.5
Other underwriting expenses	13.4	14.9	17.0	(1.5)	(2.1)
Total underwriting expense ratio	31.6%	31.9%	33.5%	(0.3)	(1.6)

Excess and surplus lines commission expense as a percent of earned premiums rose in 2012, primarily due to higher agency profit-sharing commissions.

Other underwriting expenses declined in 2012 and 2011 as a percent of earned premiums primarily due to earned premiums rising faster than expenses.

Excess and Surplus Lines Outlook

The excess and surplus lines markets are expected to see continued firming in 2013, according to several industry reports. Competition is expected to remain strong, in part due to standard market insurance companies insuring businesses that previously were written by excess and surplus lines insurers. While soft market conditions for commercial lines business overall is the driver of this trend, firming is expected primarily for property coverage due to industry catastrophe losses and for select casualty classes of business where loss costs are exceeding rates, such as habitational and lessors-risk classes. The slowly recovering U.S. economy, another major factor in demand for insurance products, is also expected to contribute to modestly increasing premium volume during 2012 for the excess and surplus lines industry.

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

Life Insurance Results of Operations

Overview – Three-Year Highlights

(In millions)	Years ended December 31,			2012-2011	2011-2010
	2012	2011	2010	Change %	Change %

Earned premiums	$178	$165	$158	8	4
Separate account investment management fees	1	2	1	(50)	100
Total revenues	179	167	159	7	5
Contract holders' benefits incurred	185	189	170	(2)	11
Investment interest credited to contract holders	(82)	(81)	(79)	(1)	(3)
Operating expenses incurred	79	62	62	27	0
Total benefits and expenses	182	170	153	7	11
Life insurance segment profit (loss)	$(3)	$(3)	$6	0	(150)

Performance highlights for the life insurance segment include:

•	Revenues – Earned premiums rose 8 percent for the year 2012. The largest life insurance product line, term life insurance, continued to grow earned premiums at a strong pace, up 10 percent in 2012. Gross in-force policy face amounts rose 5 percent to $81.467 billion at year-end 2012 from $77.691 billion at year-end 2011 and $74.124 billion at year-end 2010.

•	Profitability – The life insurance segment frequently reports only a small profit or loss because most of its investment income is included in investment segment results. We include only investment income credited to contract holders (interest assumed in life insurance policy reserve calculations) in life insurance segment results. The segment reported a $3 million loss in 2012 and 2011, following a $6 million profit in 2010, and has averaged a $1 million profit over the past six years.

Life Insurance Premiums

(Dollars in millions)	Years ended December 31,			2012-2011	2011-2010
	2012	2011	2010	Change %	Change %
Term life insurance	$115	$105	$96	10	9
Universal life insurance	34	32	35	6	(9)
Other life insurance, annuity, and disability income products	29	28	27	4	4
Net earned premiums	$178	$165	$158	8	4

We market term, whole and universal life products, fixed annuities and disability income products. In addition, we offer term, whole and universal life and disability insurance to employees at their worksite. These products provide our property casualty agency force with excellent cross-serving opportunities for both commercial and personal accounts.

Earned premiums rose by $13 million in 2012, primarily due to growth in our term life insurance business. Earned premiums from term life insurance grew $10 million, or 10 percent.

Separate account investment management fee income contributed $1 million to total revenue in 2012, compared with $2 million in 2011 and $1 million in 2010.

Over the past several years, we have worked to maintain a portfolio of simple, yet competitive products, primarily under the LifeHorizons banner. Our product development efforts emphasize death benefit protection and guarantees. Distribution expansion within our property casualty insurance agencies remains a high priority. In the past several years, we have added life field marketing representatives for the western, southeastern and northeastern states. Our 32 life field marketing representatives work in partnership with our 127 property casualty field marketing representatives. Approximately 69 percent of our term and other life insurance product premiums were generated through our property casualty insurance agency relationships.

Life Insurance Profitability

Although we exclude most of our life insurance company investment income from investment segment results, we recognize that assets under management, capital appreciation and investment income are integral to evaluation of the success of the life insurance segment because of the long duration of life products. On a basis that includes investment income and realized gains or losses from life insurance-related invested assets, the life insurance company reported a net profit of $38 million in 2012, compared with a net profit of $20 million in 2011 and a net profit of $38 million in 2010. The life insurance company portfolio had after-tax net realized investment gains of $4 million in 2012, compared with after-tax net realized investment losses of $12 million in 2011, which included $20 million in OTTI charges. Net realized investment gains after taxes were $2 million in 2010. Realized investment gains and losses are discussed under Investment Results of Operations, Page 79.

Life segment expenses consist principally of:

•	Contract holders’ benefits incurred, related to traditional life and interest-sensitive products, accounted for 70.1 percent of 2012 total benefits and expenses compared with 75.3 percent in 2011 and 73.4 percent in 2010. Total contract holders’ benefits decreased as the increase in life policy reserves was lower in 2012 compared with 2011. Partially offsetting the lower policy reserve increase were net death claims that increased over 2011, but remained within our range of pricing expectations.

•	Operating expenses incurred, net of deferred acquisition costs, accounted for 29.9 percent of 2012 total benefits and expenses compared with 24.7 percent in 2011 and 26.6 percent in 2010. Expenses in 2012 increased, primarily due to the unlocking of actuarial assumptions for our universal life insurance contracts.

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

Life Insurance Outlook

We expect 2013 to be another challenging year for the life insurance industry as interest rates appear unlikely to move significantly from their historic lows. Interest rate margins will continue to compress as maturing fixed income assets are replaced with lower yielding securities. Application activity was relatively flat in 2012 at approximately 1 percent growth and 2013 ushered in higher taxes on all Americans, meaning less disposable income to purchase life insurance.

Despite all of this, we retain a positive outlook for 2013. Our core product line, term life insurance, is not as sensitive to interest rates as other products. And because of our distribution system, we are able to grow our business as the footprint of our property and casualty parent expands. We also see the historically low ownership of life insurance as a great opportunity and believe that independent agents are the perfect messengers to communicate the value and stability that our products offer.

We look for continued price increases on life products that have a heavy investment component. The term life insurance market looks to have stabilized for the time being and will likely remain little changed as companies wait to see how aggressively state legislatures move to pass a new principles-based reserve approach that was recently adopted by the National Association of Insurance Commissioners. Principles-based reserves, once effective, could prompt a wave of repricing activity, with rate reductions for term life insurance. While its ultimate passage is still not certain, industry consensus is that the beginning of 2015 would be the earliest implementation date for the new reserve law.

Our property casualty agencies remain the main distribution system for our life insurance segment, and we continue to emphasize securing an increasing share of the life insurance premium produced by these agencies. While other life insurers expand nontraditional distribution channels such as direct sales, we intend to market through agencies affiliated with our property casualty insurance operations or independent life-only agencies. In 2012, our property casualty agencies produced approximately 69 percent and our life-only agencies 31 percent of our life insurance premium.

Improvements in our operational technology continue to make it easier for our agents to do business with us. We recently introduced electronic enrollment software for our voluntary worksite marketing segment. We look for that segment to continue to grow as more and more employers are looking to supplement their employee benefit programs with voluntary options. We also plan to roll-out application functionality for the iPad, which we expect to increase agent use of our electronic application process. Finally, we recently introduced a new commission system which will allow for more flexible compensation agreements with our independent agency force.

Investment Results of Operations

Overview – Three-Year Highlights

Investment Results

(In millions)	Years ended December 31,			2012-2011	2011-2010
	2012	2011	2010	Change %	Change %

Total investment income, net of expenses, pretax	$531	$525	$518	1	1
Investment interest credited to contract holders	(82)	(81)	(79)	(1)	(3)
Realized investment gains and losses summary:
Realized investment gains and losses	74	128	185	(42)	(31)
Change in fair value of securities with embedded derivatives	1	(1)	10	nm	nm
Other-than-temporary impairment charges	(33)	(57)	(36)	42	(58)
Total realized investment gains and losses	42	70	159	(40)	(56)
Investment operations profit	$491	$514	$598	(4)	(14)

The investments segment contributes investment income and realized gains and losses to results of operations. Investments provide our primary source of pretax and after-tax profits.

•	Investment income – Pretax investment income increased 1 percent in 2012, primarily because of higher dividends that reflected rising dividend rates and a greater asset allocation of available funds into equity securities. Interest income declined slightly due to both a decrease in asset allocation into fixed-maturity securities and the continuing investment yield effects of the low interest rate environment. Average yields in the investment income table below are based on the average invested asset and cash amounts indicated in the table, using fixed-maturity securities valued at amortized cost and all other securities at fair value.

Pretax investment income increased 1 percent in 2011, primarily because of a higher average dividend payment rate for common stocks in our equity portfolio.

•	Realized investment gains and losses – We reported realized investment gains in all three years, largely due to investment sales that were discretionary in timing and amount. Those gains were somewhat offset by OTTI charges.

We believe it is useful to analyze our overall investment performance by using total investment return over several years. Total investment return considers changes in unrealized gains and losses, which are not included in net income, in addition to net investment income and realized investment gains and losses that are included in net income. Changes in unrealized gains and losses shown in the table below include other invested assets. Considering investment gains and losses, both realized and unrealized, over several years helps evaluate performance since gains and losses may experience typical variability during shorter periods of time.

The table below shows total return based on calculation assumptions that simplify cash flow timing that is commonly used in total return measures. This simplified calculation uses data shown in our consolidated financial statements or notes to those statements. Added to invested asset amounts from our consolidated balance sheets are 50 percent of annual amounts pertaining to invested asset categories included in net cash used in investing activities from our consolidated statements of cash flows. The cash flow amounts are reduced by realized gains on investments, with the net result reduced by 50 percent to represent estimated new cash invested during each respective year. All new cash is assumed to be invested at the midpoint of the year.

Total investment return rose in 2012, compared with 2011, primarily due to higher amounts of the change in unrealized investment gains and losses. The contribution from the combination of net investment gains, both realized and the change in unrealized, rose 0.9 percentage points and offset a 0.1 point decrease in the contribution of investment income. As discussed above, investment income yields have been pressured by the low interest rate environment.

(In millions)	Years ended December 31,			2012-2011	2011-2010
	2012	2011	2010	Change %	Change %
Beginning balance prior year:
Invested assets beginning balance
Fixed maturities	$8,779	$8,383	$7,861	5	7
Equity securities	2,956	3,041	2,701	(3)	13
Other invested assets	66	84	81	(21)	4
	11,801	11,508	10,643	3	8
Average net acquisitions (dispositions)	187	64	350	194	(82)
Estimated annual average invested assets	$11,988	$11,572	$10,993	4	5

Invested assets total return
Total investment income net of expenses	$531	$525	$518	1	1
Total realized investment gains and losses	42	70	159	(40)	(56)
Total invested assets change in unrealized gains	391	240	228	63	5
Total	$964	$835	$905	15	(8)

Total return on invested assets before tax	8.0%	7.2%	8.2%

Investment Income

The primary drivers of investment income were:

•	Interest income declined 1 percent in 2012 as the average fixed-maturity pretax yield declined by approximately 16 basis points, offsetting a larger fixed-maturity portfolio that rose 2 percent on an amortized cost basis. It was essentially flat in 2011 as a larger portfolio offset declining average yield.

•	Dividend income rose $11 million or 11 percent in 2012 after rising 5 percent in 2011. Increases in dividend payment rates for many of the holdings in our common stock portfolio during 2012, plus a greater asset allocation of available funds into equity securities drove the increase in dividend income. In addition, several of our common stock holdings in total issued an additional $5 million in 2012 dividends not typically paid in the fourth quarter, as a result of anticipated dividend tax rate changes effective for 2013.

(In millions)	Years ended December 31,			2012-2011	2011-2010
	2012	2011	2010	Change %	Change %
Investment income:
Interest	$420	$424	$423	(1)	0
Dividends	115	104	99	11	5
Other	3	4	4	(25)	0
Investment expenses	(7)	(7)	(8)	0	13
Total investment income, net of expenses, pre-tax	531	525	518	1	1
Income taxes	(129)	(129)	(126)	0	(2)
Total investment income, net of expenses, after-tax	$402	$396	$392	2	1

Effective tax rate	24.2%	24.6%	24.4%

Average invested assets plus cash and cash equivalents	$11,847	$11,471	$11,129

Average yield pre-tax	4.48%	4.58%	4.65%
Average yield after-tax	3.39%	3.45%	3.52%

Effective fixed-maturity tax rate	26.9%	26.7%	26.4%

Average fixed-maturity at amortized cost	$8,153	$7,986	$7,704

Average fixed-maturity yield pre-tax	5.15%	5.31%	5.49%
Average fixed-maturity yield after-tax	3.77%	3.89%	4.04%

In 2012, we continued to invest available cash flow in both fixed income and equity securities in a manner that we believe balances current income needs with longer-term invested asset growth goals. While our bond portfolio more than covers our insurance reserve liabilities, we believe our diversified common stock portfolio of mainly blue chip, dividend-paying companies represents one of our best investment opportunities for the long term. We position our portfolio with consideration to both the challenges presented by the current low interest rate environment and the risks presented by potential future inflation. As bonds in our generally laddered portfolio mature or are called over the near term, we will be challenged to replace their current yield. Approximately 23 percent of our fixed-maturity investments mature during 2013 through 2015 with an average pretax yield-to-amortized cost of 4.6 percent, including 6.6 percent of the portfolio maturing during 2013 and yielding 4.5 percent, 7.4 percent of the portfolio maturing during 2014 and yielding 4.9 percent and 8.8 percent of the portfolio maturing during 2015 and yielding 4.5 percent.

We discussed our portfolio strategies in Item 1, Investments Segment, Page 20. We discuss risks related to our investment income and our fixed-maturity and equity investment portfolios in Item 7a, Quantitative and Qualitative Disclosures About Market Risk, Page 100.

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

Net realized investment gains and losses totaling $42 million for the year ended December 31, 2012, included:

•	$37 million in net realized gains from equity security sales.
•	$35 million in gains from fixed-maturity security sales and calls.
•	$3 million in other net realized gains, including changes in the valuation of securities with embedded derivatives described below.
•	$33 million in OTTI charges to write down holdings of equity and fixed-maturity securities.

The $128 million net realized investment gains and losses in 2011 were primarily due to $111 million in net realized gains from equity security sales.

In 2010, most of the $185 million net realized investment gains and losses were due to a $128 million gain from the sale of Verisk Analytics Inc. (NYSE: VRSK).

We generally purchase fixed income securities with the intention to hold until maturity. Securities that no longer meet our investment criteria, usually due to a change in credit fundamentals, are divested.

Changes in the Fair Value of Securities with Embedded Derivatives

We have a small portfolio of convertible preferred stocks and bonds that have an embedded derivative component. In 2012, we recorded $1 million in fair value realized losses compared with fair value realized gains of $1 million in 2011 and $10 million in 2010. These changes in fair value were due to the application of ASC 815-15-25, which allows us to account for the entire hybrid financial instrument at fair value, with changes recognized in realized investment gains and losses. The changes in fair values are recognized in net income in the period they occur.

Other-than-temporary Impairment Charges

In 2012, we recorded $33 million in write-downs for 13 securities that we deemed had experienced an other-than-temporary decline in fair value compared with $57 million for 12 securities in 2011 and $36 million for 15 securities in 2010. The factors we consider when evaluating impairments are discussed in Critical Accounting Estimates, Asset Impairment, Page 47. The OTTI charges in 2012, 2011 and 2010 were each 1 percent or less of our investment portfolio at year-end. OTTI charges also include unrealized losses of holdings that we intend to sell but have not yet completed a transaction.

OTTI charges from the investment portfolio by the asset classes we described in Item 1, Investments Segment, Page 20, are summarized below:

(Dollars in millions)	Years ended December 31,
	2012	2011	2010
Taxable fixed maturities:
Impairment amount	$(1)	$(4)	$(1)
New amortized cost	$0	$6	$9
Percent to total amortized cost owned	0%	0%	0%
Number of securities other-than-temporarily impaired	1	6	5
Percent to number of securities owned	0%	0%	0%

Tax-exempt fixed maturities:
Impairment amount	$0	$(1)	$(2)
New amortized cost	$0	$9	$5
Percent to total amortized cost owned	0%	0%	0%
Number of securities other-than-temporarily impaired	1	3	4
Percent to number of securities owned	0%	0%	0%

Common equities:
Impairment amount	$(32)	$(52)	$(33)
New cost	$153	$56	$120
Percent to total cost owned	7%	3%	5%
Number of securities other-than-temporarily impaired	11	3	4
Percent to number of securities owned	15%	4%	6%

Preferred equities:
Impairment amount	$0	$0	$0
New cost	$0	$0	$0
Percent to total cost owned	0%	0%	0%
Number of securities other-than-temporarily impaired	0	0	2
Percent to number of securities owned	0%	0%	8%

Total:
Impairment amount	$(33)	$(57)	$(36)
New cost or amortized cost	$153	$71	$134
Percent to total cost or amortized cost owned	1%	1%	1%
Number of securities other-than-temporarily impaired	13	12	15
Percent to number of securities owned	0%	1%	1%

OTTI charges from the investment portfolio by industry are summarized as follows:

(In millions)	Years ended December 31,
	2012	2011	2010
Fixed maturities:
Financial	$0	$(1)	$0
Services cyclical	(1)	(1)	0
Real estate	0	0	(1)
Consumer cyclical	0	(1)	0
Other	0	(2)	(2)
Total fixed maturities	(1)	(5)	(3)

Common equities:
Consumer discretionary	(14)	0	0
Industrials	(8)	0	0
Material	(7)	0	0
Energy	(2)	0	0
Health	(1)	(2)	(21)
Financial	0	(50)	0
Information technology	0	0	(12)
Total common equities	(32)	(52)	(33)
Total	$(33)	$(57)	$(36)

Investments Outlook

The general market view is that, in light of Federal Reserve commentary, interest rates are likely to remain well below historic averages for at least the next two years. This will continue to apply pressure on investment income.

We continue to focus on portfolio strategies to balance near-term income generation and long-term book value growth. In 2013, we expect to continue to allocate a portion of cash available for investment to equity securities, taking into consideration corporate liquidity and income requirements, as well as insurance department regulations and rating agency comments. We discuss our portfolio strategies in Item 1, Investments Segment, Page 20.

We believe that a weak or prolonged recovery from current economic conditions could heighten the risk of renewed pressure on securities markets, which could lead to additional OTTI charges. Our asset impairment committee continues to monitor the investment portfolio. The current asset impairment policy is described in Critical Accounting Estimates, Asset Impairment, Page 47.

Other

Revenues in 2012 for our Other operations increased $1 million, compared with 2011, while expenses remained at the same level. Other includes noninvestment operations of the parent company and its subsidiary, CFC Investment Company. Losses before income taxes for Other were largely driven by interest expense from debt of the parent company.

(In millions)	Years ended December 31,			2012-2011	2011-2010
	2012	2011	2010	Change %	Change %
Interest and fees on loans and leases	$7	$7	$7	0	0
Other revenues	2	1	1	100	0
Total revenues	9	8	8	13	0
Interest expense	54	54	54	0	0
Operating expenses	14	14	11	0	27
Total expenses	68	68	65	0	5
Other loss	$(59)	$(60)	$(57)	2	(5)

Taxes

We had $145 million of federal income tax expense in 2012 compared with $9 million in 2011 and $123 million in 2010. Our corporate effective tax rate for 2012 was 25.6 percent compared with 5.2 percent in 2011 and 24.7 percent in 2010.

The change in our effective tax rate was primarily due to changes in pretax income from underwriting results, changes in investment income and the amount of realized investment gains and losses. Changes to tax-exempt interest and the dividend received deduction in the current year compared with prior years also contributed to the change.

Historically, we have pursued a strategy of investing some portion of cash flow in tax-advantaged fixed-maturity and equity securities to minimize our overall tax liability and maximize after-tax earnings. See Item 1, Tax-Exempt Fixed Maturities, Page 22, for further discussion on municipal bond purchases in our fixed-maturity investment portfolio. For our insurance subsidiaries, approximately 85 percent of income from tax-advantaged fixed-maturity investments is exempt from federal tax. Our noninsurance companies own an immaterial amount of tax-advantaged fixed-maturity investments. For our insurance subsidiaries, the dividend received deduction, after the dividend proration of the 1986 Tax Reform Act, exempts approximately 60 percent of dividends from qualified equities from federal tax. For our noninsurance subsidiaries, the dividend received deduction exempts 70 percent of dividends from qualified equities. Details about our effective tax rate are found on Note 11, Page 129.

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

Parent Company Liquidity

The parent company’s primary sources of cash inflows are dividends from our insurance subsidiary, investment income, maturity of fixed income securities and sale proceeds from investments. The parent company’s cash outflows are primarily interest and principal payments on long- and short-term debt, dividends to shareholders, common stock repurchases, pension contributions, investment purchases and general operating expenses. As of December 31, 2012, the parent company had $1.151 billion in cash and marketable securities, providing strong liquidity to fund cash outflows, as needed.

The payment of dividends to shareholders is largely based upon receiving subsidiary dividends. Otherwise, we could sell investments or use our line of credit to support the payment.

The table below shows a summary, by the direct method, of the major sources and uses of cash flow by the parent company. Dividends received from subsidiaries in 2012 were $115 million more than 2011 due to lower catastrophe losses that increased net cash provided by operating activities. We expect 2013 sources of cash flows to be similar to 2012, assuming similar catastrophe losses. The majority of expenditures for the parent company have been consistent during the last three years, and we expect future expenditures to remain fairly stable. Share repurchases are discretionary, depending on cash availability and capital management decisions.

(In millions)	Years ended December 31,
	2012	2011	2010
Sources of liquidity:
Insurance subsidiary dividends received	$285	$170	$270
Short-term debt	-	55	-
Investment income received	42	41	41
Uses of liquidity:
Debt interest payments	$53	$53	$52
Pension payments	14	35	25
Shareholders' dividend payments	256	255	252
Purchase of treasury shares	-	32	10

Insurance Subsidiary Liquidity

Our insurance subsidiary’s primary sources of cash inflows are collection of premiums, investment income, maturity of fixed income securities and sale proceeds from investments. Property casualty insurance premiums generally are received before losses are paid under the policies purchased with those premiums. Our insurance subsidiary’s cash outflows are primarily property casualty loss and loss expenses, commissions, salaries, taxes, operating expenses and investment purchases. Over the past three years, premium receipts and investment income have been more than sufficient to pay claims and operating expenses. Excess cash flows were partially used to pay dividends to the parent company. We are not aware of any known trends that would materially change historical cash flow results over the next 12 months, other than fluctuations in catastrophe claims and other large losses either individually or in aggregate.

The table below shows a summary of operating cash flow for property casualty insurance (direct method). Lower operating cash flow for 2011 reflected the unusually high level of catastrophe losses.

(In millions)	Years ended December 31,
	2012	2011	2010
Premiums collected	$3,451	$3,080	$2,978
Loss and loss expenses paid	(2,229)	(2,241)	(1,865)
Commissions and other underwriting expenses paid	(1,035)	(1,005)	(954)
Cash flow from underwriting activities	187	(166)	159
Investment income received	360	357	350
Cash flow from operating activities	$547	$191	$509

Additional Sources of Liquidity

Investment income is a primary source of liquidity for both the parent company and our insurance subsidiary operations. For both, cash in excess of operating requirements and shareholder dividends is invested in fixed-maturity and equity securities. Equity securities provide the potential for future increases in dividend income and for capital appreciation.

Cash generated from investment income is the most important investment contribution to cash flow. While we have never sold investments to make claim payments, the sale of investments could provide an additional source of liquidity at either the parent company or insurance subsidiary level, if required. However, we follow a buy-and-hold investment philosophy, seeking to compound cash flows over the long-term. In addition to possible sales of investments, proceeds of call or maturities of fixed-maturity securities also can provide liquidity. During the next five years, $3.747 billion, or 41.2 percent, of our fixed-maturity portfolio will mature. At year-end 2012, total unrealized gains in the investment portfolio, before deferred income taxes, were $1.875 billion. Liquidity sourced from our investment portfolio is not materially at risk from European-based securities, as our total exposure to such securities at the end of 2012 was $504 million on a fair value basis, or 4.0 percent of our total invested assets. We own no European sovereign debt. Our European-based securities are summarized by country in Item 7A, Qualitative and Quantitative Disclosures About Market Risk, Page 100.

Further, financial resources of the parent company also could be made available to our insurance subsidiaries, if circumstances required. This flexibility would include our ability to access the capital markets and short-term bank borrowings.

Our debt totaled $894 million at year-end 2012, consisting of $790 million of noncallable long-term debt and $104 million in borrowings on our short-term line of credit. We generally have minimized our reliance on debt financing although we may use the line to fund short-term cash needs.

Long-Term Debt

We provide details of our three long-term notes in Item 8, Note 8, of the Consolidated Financial Statements, Page 127. None of the notes are encumbered by rating triggers. The total principal amount of our long-term debt at December 31, 2012, was $793 million and included:

•	$391 million aggregate principal amount of 6.92% senior debentures due 2028.
•	$28 million aggregate principal amount of 6.9% senior debentures due 2028.
•	$374 million aggregate principal amount of 6.125% senior debentures due 2034.

The company’s senior debt is rated investment grade by independent rating firms. None of the four rating agencies made changes to our debt ratings in 2012. Our debt ratings at February 25, 2013, were: a- from A.M. Best, BBB+ from Fitch Ratings, A3 from Moody’s Investors Service and BBB from Standard & Poor’s Ratings Services.

Short-Term Debt

At December 31, 2012, we had a $225 million line of credit with commercial banks, with $104 million borrowed. There was no change in the amount of the $104 million short-term debt during 2012. During 2011, there was a $55 million increase to the previous balance of $49 million in short-term debt by the parent company, primarily to fund share repurchases. Access to this line of credit requires compliance with various covenants, including maintaining a minimum consolidated net worth and not exceeding 30 percent debt to capital, as defined by the agreement. The minimum consolidated net worth requirement is $3 billion plus 50 percent of consolidated net income and net cash proceeds from issuance of equity securities after March 31, 2012. At December 31, 2012, we were well within compliance with all covenants under the credit agreements and believe we will remain in compliance.

Our $225 million unsecured revolving line of credit is administered by PNC Bank, N.A., a subsidiary of The PNC Financial Services Group Inc. (NYSE:PNC). It was established in 2012 and will expire in May 2017. Our subsidiary CFC Investment Company also is a borrower under this line of credit. PNC Bank is the lead participant bookrunner with a $65 million share. Fifth Third Bancorp (Nasdaq:FITB) is the syndication agent with a $65 million share. U.S. Bancorp (NYSE:USB), BB&T Corp (NYSE:BBT) and Huntington Bancshares, Inc. (Nasdaq:HBAN) each provide $25 million of capacity, and Northern Trust Corporation (Nasdaq:NTRS), provides $20 million of capacity.

The credit agreement provides alternative interest charges based on the type of borrowing and our debt rating. The interest rate charged is adjusted LIBOR plus an applicable margin.

Capital Resources

Capital resources consisting of shareholders’ equity and total debt represent our overall financial strength to support writing and growing our insurance businesses. At December 31, 2012, we had total capital of $6.347 billion. Shareholders’ equity was $5.453 billion, an increase of $420 million, or 8 percent, from the prior year. Our total debt was $894 million, unchanged from a year ago. We seek to maintain a solid financial position and provide capital flexibility by keeping our ratio of debt to total capital moderate. We target a ratio below 20 percent. At year-end 2012, the ratio was 14.1 percent compared with 15.1 percent at year-end 2011.

At the discretion of the board of directors, the company can return cash directly to shareholders:

•	Dividends to shareholders –The ability of the company to continue paying cash dividends is subject to factors the board of directors deem relevant. While the board and management believe there is merit to sustaining the company’s long record of dividend increases, our first priority is the company’s financial strength. Over the past 10 years, the company has paid an average of 57 percent of net income as dividends. Through 2012, the board had increased our cash dividend for 52 consecutive years. The board decision in August 2012 to increase the dividend demonstrated confidence in the company’s strong capital, liquidity, financial flexibility and initiatives to improve earnings performance.

•	Common stock repurchase – Generally, our board believes that share repurchases can help fulfill our commitment to enhancing shareholder value. Consequently, the board has authorized the repurchase of outstanding shares, giving management discretion to purchase shares at reasonable prices in light of circumstances at the time of purchase.

Our approach since mid-2008 has been to preserve capital and repurchase a minimal amount of shares. Those repurchases were intended to partially offset the issuance of shares through equity compensation plans, primarily due to vesting of service-based restricted stock units of equity awards granted in the past. Our corporate Code of Conduct restricts repurchases during certain time periods. The details of the repurchase authorizations and activity are described in Item 5, Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, Page 34.

Obligations

We pay obligations to customers, suppliers and associates in the normal course of our business operations. Some are contractual obligations that define the amount, circumstances and/or timing of payments. We have other commitments for business expenditures; however, the amount, circumstances and/or timing of our other commitments are not dictated by contractual arrangements.

Contractual Obligations

As of December 31, 2012, we estimate our future contractual obligations as follows:

(In millions)	Year	Years	Years	There-
Payment due by period	2013	2014-2015	2016-2017	after	Total
Gross property casualty loss and loss expense payments	$1,375	$1,326	$574	$894	$4,169
Gross life policyholder obligations	77	130	171	3,857	4,235
Interest on long-term debt	52	104	104	682	942
Long-term debt	-	-	-	793	793
Short-term debt	104	-	-	-	104
Profit-sharing commissions	102	-	-	-	102
Operating property	3	1	-	-	4
Capital lease obligations	17	17	3	-	37
Computer hardware and software	15	26	-	-	41
Qualified pension plan contribution	15	-	-	-	15
Other invested assets	5	7	5	-	17
Total	$1,765	$1,611	$857	$6,226	$10,459

Our two most significant contractual obligations are discussed in conjunction with related insurance reserves in Property Casualty Loss and Loss Expense Obligations and Reserves and Life Insurance Policyholder Obligations and Reserves beginning on Pages 88 and 94, respectively. Other future contractual obligations include:

•	Interest on long-term debt – We expect total interest expense to be $52 million in 2013. We discuss outstanding debt in Additional Sources of Liquidity, Page 84.

•	Property casualty profit-sharing commissions – Profit-sharing commissions are paid to agencies using a formula that takes into account agency profitability and premium volume. We estimate 2013 profit-sharing commission payments of approximately $102 million.

•	Computer hardware and software – We expect to spend $41 million over the next three years for current material commitments for computer hardware and software, including maintenance contracts on hardware and other known obligations. We discuss below the noncontractual expenses we anticipate for computer hardware and software in 2013.

Other Commitments

At December 31, 2012, we believe our most significant other commitments are:

•	Commissions – We expect commission payments to generally track with written premiums.

•	Other operating expenses – Many of our operating expenses are not contractual obligations but reflect the ongoing expenses of our business. In addition to contractual obligations for hardware and software discussed above, we anticipate capitalizing approximately $5 million in spending for key technology initiatives in 2013. Capitalized development costs related to key technology initiatives totaled $4 million in 2012 and $5 million in 2011. These activities are conducted at our discretion, and we have no material contractual obligations for activities planned as part of these projects.

Liquidity and Capital Resources Outlook

A long-term perspective governs our liquidity and capital resources decisions, with the goal of benefitting our policyholders, agents, shareholders and associates over time. Our 2012 insurance results met our combined ratio objective of being consistently within the range of 95 percent to 100 percent, although it was not met in 2011. Our capital position has improved significantly since year-end 2009, providing adequate financial cushion when short-term operating results do not meet our objectives.

At December 31, 2012, we had $487 million in cash and cash equivalents. That strong liquidity and our consistent cash flows give us the flexibility to meet current obligations and commitments while building value by prudently investing where we see potential for both current income and long-term return.

In any year, we consider the most likely source of pressure on liquidity would be an unusually high level of catastrophe loss payments within a short period of time, as occurred in the second quarter of 2011. We responded with a reduced insurance subsidiary dividend to our parent company in 2011. There could also be additional obligations for our insurance operations due to increasing severity or frequency of noncatastrophe claims. To address the risk of unusually large insurance loss obligations including catastrophe events, we maintain property casualty reinsurance contracts with highly rated reinsurers, as discussed under 2013 Reinsurance Programs, Page 95. We also monitor the financial condition of our reinsurers because insolvency could place in jeopardy a portion of our $615 million in outstanding reinsurance recoverable at December 31, 2012.

We do not expect future pension contributions to constrain our liquidity. The fair value of plan assets is 84 percent of the accumulated benefit obligation at December 31, 2012.

Continued economic weakness also has the potential to affect our liquidity and capital resources in a number of different ways, potentially including: delinquent payments from agencies, defaults on interest payments by fixed-maturity holdings in our portfolio, dividend reductions by holdings in our equity portfolio or declines in the market value of holdings in our portfolio.

Further, parent company liquidity could be constrained by Ohio regulatory requirements that restrict the dividends insurance subsidiaries can pay. During 2013, our insurance subsidiary can pay $391 million in dividends to our parent company without regulatory approval.

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

Property Casualty Loss and Loss Expense Obligations and Reserves

For the business lines in the commercial and personal lines insurance segments, and in total for the excess and surplus lines segment, the following table details gross reserves among case, IBNR and loss expense reserves, net of salvage and subrogation. Reserving practices are discussed in Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 43.

Our estimate of future gross property casualty loss and loss expense payments of $4.169 billion is lower than loss and loss expense reserves of $4.230 billion reported on our balance sheet at December 31, 2012. The $61 million difference is due to certain life and health loss reserves.

The decrease in total gross reserves was largely due to a $93 million reduction in case reserves for our commercial casualty and workers’ compensation lines of business in total. The majority of the $40 million decrease in IBNR reserves was from a $31 million reduction in for our commercial property and homeowner lines of business in total, in part due to lower catastrophe losses. Total gross reserves for our excess and surplus lines insurance segment rose $45 million, reflecting a 33 percent increase in earned premiums.

Property Casualty Gross Reserves

(In millions)	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
	reserves	reserves	reserves	reserves	of total
At December 31, 2012
Commercial lines insurance
Commercial casualty	$816	$348	$503	$1,667	40.0%
Commercial property	197	22	38	257	6.2
Commercial auto	252	35	66	353	8.5
Workers' compensation	433	473	97	1,003	24.1
Specialty packages	129	3	27	159	3.8
Surety and executive risk	121	6	74	201	4.8
Machinery and equipment	1	2	2	5	0.1
Subtotal	1,949	889	807	3,645	87.5

Personal lines insurance
Personal auto	140	(10)	53	183	4.4
Homeowner	81	21	27	129	3.1
Other personal	39	42	5	86	2.1
Subtotal	260	53	85	398	9.6

Excess and surplus lines	61	35	30	126	2.9
Total	$2,270	$977	$922	$4,169	100.0%
At December 31, 2011
Commercial lines insurance
Commercial casualty	$875	$365	$535	$1,775	41.5%
Commercial property	190	35	36	261	6.1
Commercial auto	260	30	62	352	8.2
Workers' compensation	467	464	108	1,039	24.3
Specialty packages	100	9	32	141	3.3
Surety and executive risk	126	5	77	208	4.9
Machinery and equipment	1	3	1	5	0.1
Subtotal	2,019	911	851	3,781	88.4

Personal lines insurance
Personal auto	129	(3)	52	178	4.2
Homeowner	76	39	27	142	3.3
Other personal	41	52	5	98	2.3
Subtotal	246	88	84	418	9.8

Excess and surplus lines	43	18	20	81	1.8
Total	$2,308	$1,017	$955	$4,280	100.0%

Asbestos and Environmental Reserves

We carried $67 million of net loss and loss expense reserves for asbestos and environmental claims and $54 million of reserves for mold claims at year-end 2012, compared with $74 million and $62 million, respectively, for such claims at year-end 2011. The asbestos and environmental claims amounts for each respective year constituted 1.8 percent and 1.9 percent of total loss and loss expense reserves at these year-end dates.

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

Due to these considerations, our actuarial staff reviewed additional reserving methods and elected to use a weighted average of a paid survival ratio method and report year method to estimate reserves for IBNR asbestos and environmental claims. The result is a decrease of approximately 10 percent in the indicated reserve as derived from the 2003 survival ratio analysis alone. Our exposure to such claims is limited; we believe moving to weighted average of both methods produces a sufficient level of reserves.

Gross Property Casualty Loss and Loss Expense Payments

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

Our estimates of gross property casualty loss and loss expense payments do not include reinsurance receivables or ceded losses. As discussed in 2013 Reinsurance Programs, Page 95, we purchase reinsurance to mitigate our property casualty risk exposure. Ceded property casualty reinsurance unpaid receivables of $356 million at year-end 2012 are an offset to our gross property casualty loss and loss expense obligations. Our reinsurance program mitigates the liquidity risk of a single large loss or an unexpected rise in claim severity or frequency due to a catastrophic event. Reinsurance does not relieve us of our obligation to pay covered claims. The financial strength of our reinsurers is important because our ability to recover losses under our reinsurance agreements depends on the financial viability of the reinsurers.

We direct our associates and agencies to settle claims and pay losses as quickly as is practical, and we made $2.229 billion of net claim payments during 2012. At year-end 2012, total net property casualty reserves of $3.813 billion reflected $2.015 billion in unpaid amounts on reported claims (case reserves), $888 million in loss expense reserves and $910 million in estimates of claims that were incurred but had not yet been reported (IBNR). The specific amounts and timing of obligations related to case reserves and associated loss expenses are not set contractually. The amounts and timing of obligations for IBNR claims and related loss expenses are unknown. We discuss our methods of establishing loss and loss expense reserves and our belief that reserves are adequate in Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 43.

The historical pattern of using premium receipts for the payment of loss and loss expenses has enabled us to extend slightly the maturities of our investment portfolio beyond the estimated settlement date of the loss reserves. The effective duration of our consolidated property casualty fixed-maturity portfolio was 4.2 years at year-end 2012. By contrast, the duration of our loss and loss expense reserves was approximately 4.32 years. We believe this difference in duration does not affect our ability to meet current obligations because cash flow from operations is sufficient to meet these obligations. In addition, investment holdings could be sold, if necessary, to meet higher than anticipated loss and loss expenses.

Range of Reasonable Reserves

The company established a reasonably likely range for net loss and loss expense reserves of $3.598 billion to $3.918 billion at year-end 2012, with the company carrying net reserves of $3.813 billion. The likely range was $3.677 billion to $4.056 billion at year-end 2011, with the company carrying net reserves of $3.905 billion. Our loss and loss expense reserves are not discounted for the time-value of money, but we have reduced the reserves by an estimate of the amount of salvage and subrogation payments we expect to recover.

The low point of each year’s range corresponds to approximately one standard error below each year’s mean reserve estimate, while the high point corresponds to approximately one standard error above each year’s mean reserve estimate. We discussed management’s reasons for basing reasonably likely reserve ranges on standard errors in Critical Accounting Estimates, Reserve Estimate Variability, Page 46.

The ranges reflect our assessment of the most likely unpaid loss and loss expenses at year-end 2012 and 2011. However, actual unpaid loss and loss expenses could nonetheless fall outside of the indicated ranges.

Management’s best estimate of total loss and loss expense reserves as of year-end 2012 was consistent with the corresponding actuarial best estimate. Management’s best estimate of total loss and loss expense reserves as of year-end 2011 also was consistent with the corresponding actuarial best estimate.

Development of Reserves for Loss and Loss Expenses

We reconcile the beginning and ending balances of our reserves for loss and loss expenses at December 31, 2012, 2011 and 2010, in Item 8, Note 4 of the Consolidated Financial Statements, Page 125. The reconciliation of our year-end 2011 reserve balance to net incurred losses one year later recognizes approximately $396 million of favorable reserve development.

The table below shows the development of estimated reserves for loss and loss expenses for the past 10 years.

•	Section A shows our total property casualty loss and loss expense reserves recorded at the balance sheet date for each of the indicated calendar years on a gross and net basis. Those reserves represent the estimated amount of unpaid loss and loss expenses for claims arising in the indicated calendar year and all prior accident years at the balance sheet date, including losses that were incurred but not yet reported to the company.

•	Section B shows the cumulative net amount paid with respect to the previously recorded reserve as of the end of each succeeding year. For example, as of December 31, 2012, we had paid $2.040 billion of loss and loss expenses in calendar years 2003 through 2012 for losses that occurred in accident years 2002 and prior. An estimated $263 million of losses remained unpaid as of year-end 2012 (net re-estimated reserves of $2.303 billion from Section C less cumulative net paid loss and loss expenses of $2.040 billion).

•	Section C shows the re-estimated amount of the previously reported reserves based on experience as of the end of each succeeding year. The estimate is increased or decreased as we learn more about the development of the related claims.

•	Section D, cumulative net reserve development, represents the aggregate change in the estimates for all years subsequent to the year the reserves were initially established. For example, reserves established at December 31, 2002, had developed favorably by $305 million over 10 years, net of reinsurance, which was reflected in income over the 10 years. The table shows favorable reserve development as a negative number. Favorable reserve development on prior accident years, which represents a negative expense, is favorable to income. The “One year later” line in the table shows the effects on income before income taxes in 2012, 2011 and 2010 of changes in estimates of the reserves for loss and loss expenses for all accident years. The effect was favorable to pretax income for those three years by $396 million, $285 million, and $304 million, respectively.

In evaluating the development of our estimated reserves for loss and loss expenses for the past 10 years, note that each amount includes the effects of all changes in amounts for prior periods. For example, payments or reserve adjustments related to losses settled in 2012 but incurred in 2006 are included in the cumulative deficiency or redundancy amount for 2006 and each subsequent year. In addition, this table presents calendar year data, not accident or policy year development data, which readers may be more accustomed to analyzing. Conditions and trends that affected development of reserves in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future reserve development based on this data.

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

Development of Estimated Reserves for Loss and Loss Expenses

(In millions)
	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
A. Originally reported reserves for unpaid loss and loss expenses:
Gross of reinsurance	$3,150	$3,386	$3,514	$3,629	$3,860	$3,925	$4,040	$4,096	$4,137	$4,280	$4,169
Reinsurance recoverable	542	541	537	518	504	528	542	435	326	375	356
Net of reinsurance	$2,608	$2,845	$2,977	$3,111	$3,356	$3,397	$3,498	$3,661	$3,811	$3,905	$3,813

B. Cumulative net paid as of:
One year later	$799	$817	$907	$944	$1,006	$979	$994	$926	$1,035	$1,106
Two years later	1,235	1,293	1,426	1,502	1,547	1,523	1,529	1,511	1,663
Three years later	1,519	1,626	1,758	1,845	1,896	1,857	1,912	1,921
Four years later	1,716	1,823	1,963	2,059	2,096	2,102	2,174
Five years later	1,823	1,945	2,096	2,176	2,247	2,264
Six years later	1,889	2,031	2,163	2,282	2,360
Seven years later	1,940	2,077	2,238	2,355
Eight years later	1,973	2,132	2,291
Nine years later	2,015	2,170
Ten years later	2,040

C. Net reserves re-estimated as of:
One year later	$2,528	$2,649	$2,817	$2,995	$3,112	$3,074	$3,310	$3,357	$3,526	$3,509
Two years later	2,377	2,546	2,743	2,871	2,893	3,042	3,197	3,251	3,283
Three years later	2,336	2,489	2,657	2,724	2,898	3,005	3,124	3,076
Four years later	2,299	2,452	2,578	2,776	2,907	2,957	3,043
Five years later	2,276	2,414	2,645	2,788	2,900	2,925
Six years later	2,259	2,469	2,662	2,790	2,890
Seven years later	2,298	2,491	2,665	2,792
Eight years later	2,318	2,496	2,657
Nine years later	2,323	2,482
Ten years later	2,303

D. Cumulative net redundancy as of:
One year later	$(80)	$(196)	$(160)	$(116)	$(244)	$(323)	$(188)	$(304)	$(285)	$(396)
Two years later	(231)	(299)	(234)	(240)	(463)	(355)	(301)	(410)	(528)
Three years later	(272)	(356)	(320)	(387)	(458)	(392)	(374)	(585)
Four years later	(309)	(393)	(399)	(335)	(449)	(440)	(455)
Five years later	(332)	(431)	(332)	(323)	(456)	(472)
Six years later	(349)	(376)	(315)	(321)	(466)
Seven years later	(310)	(354)	(312)	(319)
Eight years later	(290)	(349)	(320)
Nine years later	(285)	(363)
Ten years later	(305)

Net reserves re-estimated—latest	$2,303	$2,482	$2,657	$2,792	$2,890	$2,925	$3,043	$3,076	$3,283	$3,509
Re-estimated recoverable—latest	515	491	510	476	466	449	487	388	319	381
Gross liability re-estimated—latest	$2,818	$2,973	$3,167	$3,268	$3,356	$3,374	$3,530	$3,464	$3,602	$3,890

Cumulative gross redundancy	$(332)	$(413)	$(347)	$(361)	$(504)	$(551)	$(510)	$(632)	$(535)	$(390)

Consolidated Property Casualty Insurance Development of Estimated Reserves by Accident Year

The following table shows net reserve changes at year-end 2012, 2011 and 2010 by property casualty segment and accident year:

(In millions)	Comm.	Pers.	E&S
	lines	lines	lines	Totals
	Incremental development
As of December 31, 2012
2011 accident year	$(93)	$(60)	$0	$(153)
2010 accident year	(49)	(16)	(3)	(68)
2009 accident year	(80)	(11)	(2)	(93)
2008 accident year	(45)	(5)	0	(50)
2007 accident year	(18)	(3)	0	(21)
2006 accident year	(12)	(1)	0	(13)
2005 and prior accident years	5	(3)	0	2
Deficiency/(redundancy)	$(292)	$(99)	$(5)	$(396)

As of December 31, 2011
2010 accident year	$(148)	$(26)	$(4)	$(178)
2009 accident year	(16)	(10)	(5)	(31)
2008 accident year	(23)	(2)	0	(25)
2007 accident year	(36)	(3)	0	(39)
2006 accident year	(8)	(2)	0	(10)
2005 accident year	(3)	(1)	0	(4)
2004 and prior accident years	0	2	0	2
Deficiency/(redundancy)	$(234)	$(42)	$(9)	$(285)

As of December 31, 2010
2009 accident year	$(176)	$(13)	$(1)	$(190)
2008 accident year	(62)	(13)	0	(75)
2007 accident year	(43)	(2)	0	(45)
2006 accident year	0	(3)	0	(3)
2005 accident year	(9)	1	0	(8)
2004 accident year	(2)	(2)	0	(4)
2003 and prior accident years	23	(2)	0	21
Deficiency/(redundancy)	$(269)	$(34)	$(1)	$(304)

Overall favorable development for consolidated property casualty reserves of $396 million in 2012 illustrated the potential for revisions inherent in estimating reserves, especially for long-tail lines such as commercial casualty and workers’ compensation. As noted in Critical Accounting Estimates, Key Assumptions - Loss Reserving, Page 46, our models predict that actual loss and loss expense emergence will differ from projections, and we do not attempt to monitor or identify such normal variations. The table showing reserves by segment and lines of business in Property Casualty Loss and Loss Expense Obligations and Reserves, Page 88, shows the components of gross reserves among case, IBNR and loss expense reserves.

Favorable reserve development of $177 million for the commercial casualty line accounted for approximately 60 percent of the commercial lines insurance segment total in 2012, while favorable reserve development of $74 million for the workers’ compensation line accounted for approximately 25 percent of the segment total in 2012. Drivers of significant reserve development are discussed below.

•	Moderation in commercial casualty trend selections – We saw moderating loss cost trends continue in several commercial casualty coverages, most notably for umbrella liability coverage. A number of factors seem to have played a role, including a slow economic recovery, favorable court decisions, policy form restrictions and claims department initiatives. Accordingly, it is not entirely clear whether these moderating loss cost trends will persist, and our actuaries have responded cautiously to these changes, electing to recognize improvements in trends used for estimating reserves in a progressive, incremental fashion.

•	Commercial auto loss emergence – Commercial auto developed slightly unfavorably during calendar year 2012. This line has become troublesome for the industry as a whole, perhaps due to an improving economy. We continue to watch it closely.

•	Workers’ compensation trends and initiatives – We continue to see favorable calendar year development for this line. Loss emergence during 2012 was less than expected for nearly every accident year. The trend for payments to be made in future calendar years is down slightly. However, we are watching this line closely, as a sudden increase in trend for future payments has a highly leveraged effect. Initiatives to improve profitability of our workers’ compensation line of business are discussed in Commercial Lines Insurance Results of Operations, Commercial Lines of Business Analysis, Page 60.

Favorable development of personal lines segment reserves illustrates the potential for revisions inherent in estimating reserves. We continued to see favorable reserve development related to umbrella liability coverage in the other personal line of business. Among the factors that appeared to be causing moderating loss cost trends were a slow economic recovery, favorable court decisions, policy form restrictions and claims department initiatives.

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

For our homeowner line of business, the $52 million favorable reserve development on prior accident years recorded during 2012 was primarily due to a reduction in case reserves for losses, including an $18 million reduction for catastrophe losses. Total homeowner favorable reserve development included $39 million for accident year 2011 and $7 million for accident year 2010.

For the excess and surplus lines insurance segment, the table showing reserves by segment and lines of business in Property Casualty Loss and Loss Expense Obligations and Reserves, Page 88, shows the components of gross reserves among case, IBNR and loss expense reserves. Total gross reserves were up $45 million from year-end 2011 primarily due to the increase in premiums and exposures for this segment, as we discussed in Excess and Surplus Lines Insurance Results of Operations, Page 74. Favorable development during 2012 of $5 million for excess and surplus lines insurance segment reserves, shown in the table above, illustrates the potential for revisions inherent in estimating reserves. During 2011, we began to rely more heavily on development patterns from our own excess and surplus lines business, contributing to the modest decrease in reserves, especially for the defense and cost containment portion of loss expense reserves.

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

Our estimates of gross life, annuity and disability obligations do not reflect net recoveries from reinsurance agreements. Ceded life reinsurance receivables were $235 million at year-end 2012. As discussed in 2013 Reinsurance Programs, Page 95, we purchase reinsurance to mitigate our life insurance risk exposure. At year-end 2012, ceded death benefits represented approximately 44.6 percent of our total policy face amounts in force.

These estimated cash outflows are undiscounted with respect to interest. As a result, the sum of the cash outflows for all years of $4.235 billion (total of life insurance obligations) exceeds the liabilities recorded in life policy and investment contract reserves and separate accounts for future policy benefits and claims of $2.943 billion (total of life insurance policy reserves and separate account policy reserves). Separate account policy reserves make up all but $27 million of separate accounts liabilities.

We have made significant assumptions to determine the estimated undiscounted cash flows of these policies and contracts that include mortality, morbidity, timing of claims, future lapse rates and interest crediting rates. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results.

Life Insurance Reserves

Gross life policy reserves were $2.295 billion at year-end 2012, compared with $2.214 billion at year-end 2011. The increase was primarily due to reserves for traditional life insurance contracts. We establish reserves for traditional life insurance policies based on expected expenses, mortality, morbidity, withdrawal rates and investment yields, including a provision for uncertainty. Once these assumptions are established, they generally are maintained throughout the lives of the contracts. We use both our own experience and industry experience adjusted for historical trends in arriving at our assumptions for expected mortality, morbidity and withdrawal rates. We use our own experience and historical trends for setting our assumptions for expected expenses. We base our assumptions for expected investment income on our own experience adjusted for current economic conditions.

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

2013 Reinsurance Programs

A single large loss or an unexpected rise in claims severity or frequency due to a catastrophic event could present us with a liquidity risk. In an effort to control such losses, we avoid marketing property casualty insurance in specific geographic areas and monitor our exposure in certain coastal regions. An example of this is the reduction of our homeowner policies in the southeastern U.S. coastal region in recent years. This area was identified as a major contributor to our catastrophe probable maximum loss estimates and has subsequently been greatly reduced. We also continually review aggregate exposures to huge disasters and purchase reinsurance protection to cover these exposures. We use the Risk Management Solutions (RMS) and Applied Insurance Research (AIR) models to evaluate exposures to a once-in-a-100-year and a once-in-a-250-year event to help determine appropriate reinsurance coverage programs. In conjunction with these activities, we also continue to evaluate information provided by our reinsurance broker. These various sources explore and analyze credible scientific evidence, including the impact of global climate change, which may affect our exposure under insurance policies.

To help determine appropriate reinsurance coverage for hurricane, earthquake, and tornado/hail exposures, we use the RMS and AIR models to estimate the probable maximum loss from a single event or multiple events occurring in a one-year period. The models are proprietary in nature, and the vendors that provide them periodically update the models, sometimes resulting in significant changes to their estimate of probable maximum loss. As of the end of 2012, both models indicated that a hurricane event represents our largest amount of exposure to losses. The table below summarizes estimated probabilities and the corresponding probable maximum loss from a single hurricane event occurring in a one-year period, and indicates the effect of such losses on consolidated shareholders’ equity as of December 31, 2012. Net losses are net of reinsurance and income taxes.

(Dollars in millions)	RMS			AIR
			Percent			Percent
	Gross	Net	of total	Gross	Net	of total
Probability as of December 31, 2012	Losses	Losses	equity	Losses	Losses	equity
2.0% of a 1-in-50 year event	$555	$75	1.4%	$340	$68	1.2%
1.0% of a 1-in-100 year event	825	222	4.1	502	73	1.3
0.4% of a 1-in-250 year event	1,258	504	9.2	737	165	3.0
0.2% of a 1-in-500 year event	1,673	774	14.2	920	284	5.2

The modeled losses according to RMS in the table are based on its RiskLink version 11.0 catastrophe model and use a near-term storm catalog methodology. The near-term storm catalog theory is a more conservative approach and places a higher weighting on the increased hurricane activity of the past several years, thus producing higher probable maximum loss projections than a longer-term view. The modeled losses according to AIR in the table are based on its AIR Clasic/2 version 13 catastrophe model and use a long-term methodology. The AIR storm catalog includes decades of documented weather events used in simulations for probable maximum loss projections.

Reinsurance mitigates the risk of highly uncertain exposures and limits the maximum net loss that can arise from large risks or risks concentrated in areas of exposure. Management’s decisions about the appropriate structure of reinsurance protection and level of risk retention are affected by various factors, including changes in our underwriting practices, capacity to retain risks and reinsurance market conditions.

Reinsurance does not relieve us of our obligation to pay covered claims. The financial strength of our reinsurers is important because our ability to recover for losses covered under any reinsurance agreement depends on the financial viability of the reinsurer.

Currently participating on our standard market property and casualty per-risk and per-occurrence programs are Hannover Reinsurance Company, Munich Reinsurance America, Partner Reinsurance Company of the U.S. and Swiss Reinsurance America Corporation, all of which had A.M. Best insurer financial strength ratings of A+ (Superior) or better as of December 31, 2012. Our property catastrophe program is subscribed through a broker by reinsurers from the United States, Bermuda, London and the European markets. The largest participant in our property catastrophe program, representing approximately 46 percent of total participation, is the Lloyds of London placement that features numerous syndicates, with R.J. Kiln & Company Limited and the Catlin Syndicate taking the largest participations. Other primary participants in our property catastrophe program include Liberty Syndicates, Alterra, Argo Re and MAPFRE RE.

The following table shows our five largest property casualty reinsurance receivable amounts by reinsurer at year-end 2012 and 2011. USAIG is a joint underwriting association of individual insurance companies that collectively functions as a worldwide aviation insurance market. We terminated our participation in the association after policy year 2002. The A.M. Best insurer financial strength ratings as of December 31, 2012, are also shown for each those reinsurers.

(Dollars in millions)	2012		2011
Name of reinsurer	Total Receivable	A.M. Best Rating	Total Receivable	A.M. Best Rating

USAIG	$106	NA	$108	NA
Munich Reinsurance America	80	A+	47	A+
Swiss Reinsurance America Corporation	78	A+	71	A+
General Reinsurance Corporation	33	A++	36	A++
Partner Reinsurance Company of the U. S.	24	A+	19	A+

Primary components of the 2013 property and casualty reinsurance program include:

•	Property per risk treaty – The primary purpose of the property treaty is to provide capacity up to $25 million, adequate for the majority of the risks we write. It also includes protection for extra-contractual liability coverage losses. We retain the first $7 million of each loss. Losses between $7 million and $25 million are reinsured at 100 percent. The ceded premium is estimated at $37 million for 2013, compared with $37 million in 2012 and $32 million in 2011. Lower 2013 rates were essentially offset by estimates of higher levels of property coverage direct written premiums that are subject to the treaty.

•	Property excess treaty – For 2013, we made our initial purchase of a property reinsurance treaty that provides an additional $10 million in protection for property losses. This treaty, along with the property per risk treaty, provides a total of $35 million of protection. The ceded premium is estimated at approximately $5 million in 2013, and should lower premiums for facultative reinsurance that was formerly obtained for certain individual risks with insured values in excess of $25 million.

•	Casualty per occurrence treaty – The casualty treaty provides capacity up to $25 million. Similar to the property treaty, it provides sufficient capacity to cover the vast majority of casualty accounts we insure and also includes protection for extra-contractual liability coverage losses. We retain the first $7 million of each loss. Losses between $7 million and $25 million are reinsured at 100 percent. The ceded premium is estimated at $29 million in 2013, compared with approximately $37 million in 2012 and in 2011. Lower 2013 rates for this treaty were partially offset by estimates of higher levels of liability coverage direct written premiums that are subject to the treaty.

•	Casualty excess treaty – We purchase a casualty reinsurance treaty that provides an additional $45 million in protection for certain casualty losses. This treaty, along with the casualty per occurrence treaty, provides a total of $75 million of protection for workers’ compensation, extra-contractual liability coverage and clash coverage losses, which would apply when a single occurrence involves multiple policyholders of The Cincinnati Insurance Companies or multiple coverages for one insured. The ceded premium is estimated at approximately $3 million in 2013, similar to the premium we paid in 2012 and 2011.

•	Property catastrophe treaty – To protect against catastrophic events such as wind and hail, hurricanes or earthquakes, we purchased property catastrophe reinsurance with a limit up to $600 million. The treaty contains one reinstatement provision. For the 2013 treaty, ceded premiums are estimated at $60 million, up slightly from approximately $59 million in 2012, primarily due to minor changes in our share of losses described below. We retain the first $75 million of any loss, plus varying shares of losses up to $600 million:

o	61.3 percent of losses between $75 million and $100 million
o	6.8 percent of losses between $100 million and $200 million
o	5.0 percent of losses between $200 million and $300 million
o	5.0 percent of losses between $300 million and $400 million
o	5.0 percent of losses between $400 million and $600 million

•	Beginning in 2013 we added an alternative reinsurance structure to protect against certain catastrophic events. For certain exposures in the United States, we arranged for the purchase of collateralized reinsurance funded through the issuance of collateralized risk-linked securities, known as catastrophe bonds. The catastrophe bond arrangements generally provide reinsurance coverage for specific types of losses in specific geographic locations. They are generally designed to supplement coverage provided under the North American catastrophe treaty. Effective January 2013, we have a catastrophe bond arrangement providing up to $72 million in reinsurance protection. It expires in January 2014 and provides coverage for severe convective storm losses in certain key core regions as well as supplemental coverage in the event of an earthquake occurring along the New Madrid fault line.

After reinsurance, our maximum exposure to a catastrophic event that causes $700 million in covered losses that qualified, in 2013 only, for the collateralized reinsurance described above would be $145 million compared with $219 million in 2012. The largest catastrophe loss event in our history occurred during 2011 from a May 20-27 storm system that included a tornado in Joplin, Missouri, and also significant losses from hail in the Dayton, Ohio, area. Our losses from that storm were estimated at December 31, 2012, to be $231 million before reinsurance.

Individual risks with insured values in excess of $35 million, as identified in the policy, are handled through a different reinsurance mechanism. We typically reinsure property coverage for individual risks with insured values between $35 million and $65 million under an automatic facultative agreement. For risks with property values exceeding $65 million, we negotiate the purchase of facultative coverage on an individual certificate basis. For casualty coverage on individual risks with limits exceeding $25 million, facultative reinsurance coverage is placed on an individual certificate basis. For risks with property or casualty limits that are between $35 million and $37 million, we sometimes forego facultative reinsurance and retain an additional $2 million of loss exposure.

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

A form of reinsurance is also provided through The Terrorism Risk Insurance Act of 2002 (TRIA). TRIA was originally signed into law on November 26, 2002, and extended on December 22, 2005, in a revised form, and extended again on December 26, 2007. TRIA provides a temporary federal backstop for losses related to the writing of the terrorism peril in property casualty insurance policies. TRIA now is scheduled to expire December 31, 2014. Under regulations promulgated under this statute, insurers are required to offer terrorism coverage for certain lines of property casualty insurance, including property, commercial multi-peril, fire, ocean marine, inland marine, liability, aircraft and workers’ compensation. In the event of a terrorism event defined by TRIA, the federal government would reimburse terrorism claim payments subject to the insurer’s deductible. The deductible is calculated as a percentage of subject written premiums for the preceding calendar year. Our deductible in 2012 was $383 million (20 percent of 2011 subject premiums), and we estimate it is $416 million (20 percent of 2012 subject premiums) in 2013.

Reinsurance protection for the company’s surety business is covered under separate treaties with many of the same reinsurers that write the property casualty working treaties.

The Cincinnati Specialty Underwriters Insurance Company has separate property and casualty reinsurance treaties for 2013 through The Cincinnati Insurance Company. Primary components of the treaties include:

•	Property per risk treaty – The property treaty provides limits up to $5 million, which is adequate capacity for the risk profile we insure. It also includes protection for extra-contractual liability coverage losses. Cincinnati Specialty Underwriters retains the first $500,000 of any policy loss. Losses between $500,000 and $5 million are reinsured at 100 percent by Cincinnati Insurance.

•	Casualty treaties – The casualty treaty is written on an excess of loss basis and provide limits up to $6 million, which is adequate capacity for the risk profile we insure. A second treaty layer of $5 million excess of $6 million is written to provide coverage for extra contractual obligations or clash exposures. The maximum retention for any one casualty loss is $1 million by Cincinnati Specialty Underwriters. Losses between $1 million and $11 million are reinsured at 100 percent by Cincinnati Insurance.

•	Basket retention – Cincinnati Specialty Underwriters has purchased this coverage to limit our retention to $1 million in the event that the same occurrence results in both a property and a casualty loss.

•	Property catastrophe treaty – As a subsidiary of Cincinnati Insurance, Cincinnati Specialty Underwriters has been added as a named insured under our corporate property catastrophe treaty, and for our collateralized reinsurance funded through the issuance of catastrophe bonds. All terms and conditions of this reinsurance coverage apply to policies underwritten by Cincinnati Specialty Underwriters.

For property risks with limits exceeding $5 million or casualty risks with limits exceeding $6 million, underwriters place facultative reinsurance coverage on an individual certificate basis.

Cincinnati Life, our life insurance subsidiary, purchases reinsurance under separate treaties with many of the same reinsurers that write the property casualty working treaties. For our core term life insurance line of business, we retain no more than a $500,000 exposure on a single policy, ceding the balance using excess over retention mortality coverage and retaining the policy reserve. Because of the conservative nature of statutory reserving principles, retaining the policy reserve unduly depresses our statutory earnings and requires a large commitment of our capital. Our corporate retention is $1 million on a single life. For term life insurance business written prior to 2005, we retain 10 percent to 25 percent of each term policy, not to exceed $500,000, ceding the balance of mortality risk and policy reserve.

We also have catastrophe reinsurance coverage on our life insurance operations that reimburses us for covered net losses in excess of $9 million. Our recovery is capped at $75 million for losses involving our associates.

Assumed Reinsurance

The Cincinnati Insurance Company’s reinsurance program for 2013 includes participation in two assumed reinsurance treaties with R.J. Kiln & Company Limited, a reinsurer that spreads its losses to its property book of business among many reinsurers. The exposure to loss is usually triggered as a result of very high catastrophe losses. The First Surplus treaty has exposure for us of up to nearly $2 million of assumed losses from a single event and the Second Surplus treaty has exposure for us of up to nearly $3 million of assumed losses from a single event. The treaties with Kiln Group Limited were in place during 2012 at similar exposure levels.

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

Our investment portfolio had no European sovereign debt holdings but did include a relatively small amount of other European-based securities. The December 31, 2012, fair value total of $504 million consisted of fixed-maturity securities. The table below summarizes amounts for those securities by country.

(In millions)	At December 31, 2012
	Financial		Nonfinancial		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	cost	value	cost	value	cost	value
Great Britain	$44	$47	$118	$130	$163	$178
Netherlands	35	37	24	29	59	66
France	28	28	10	10	38	39
Switzerland	32	35	3	4	35	38
Belgium	0	0	29	35	28	35
Sweden	14	15	13	14	27	28
Germany	8	8	17	17	25	25
Luxembourg	0	0	21	22	21	22
Ireland	6	6	12	14	18	20
Spain	5	6	12	12	17	18
Italy	0	0	17	18	17	18
Greece	0	0	16	17	16	17
Total European exposure	$172	$182	$292	$322	$464	$504

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

Interest Rate Sensitivity Analysis

Because of our strong shareholders’ equity, long-term investment horizon and ability to hold most fixed-maturity investments to maturity, we believe the company is well positioned if interest rates were to rise. A higher rate environment would provide the opportunity to invest cash flow in higher-yielding securities, while reducing the likelihood of untimely redemptions of currently callable securities. While higher interest rates would be expected to increase the number of fixed-maturity holdings fair valued below 100 percent of amortized cost, we believe lower fixed-maturity security values due solely to interest rate changes would not signal a decline in credit quality.

Our dynamic financial planning model uses analytical tools to assess market risks. As part of this model, the effective duration of the fixed-maturity portfolio is continually monitored by our investment department to evaluate the theoretical impact of interest rate movements.

The table below summarizes the effect of hypothetical changes in interest rates on the fixed-maturity portfolio:

(In millions)	Interest rate shift in basis points
	-200	-100	0	100	200
At December 31, 2012	$9,888	$9,479	$9,093	$8,704	$8,320

At December 31, 2011	$9,597	$9,179	$8,779	$8,390	$8,008

The effective duration of the fixed-maturity portfolio was 4.2 years at year-end 2012, compared with 4.4 years at year-end 2011. A 100-basis-point movement in interest rates would result in an approximately 4.3 percent change in the fair value of the fixed-maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value are to changes in the general level of interest rates, exclusive of call features. The fair values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.

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

Our equity holdings represented $3.373 billion in fair value and accounted for approximately 54 percent of the unrealized appreciation of the entire portfolio at year-end 2012. See Item 1, Investments Segment, Page 20, for additional details on our holdings.

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

Application of Asset Impairment Policy

As discussed in Item 7, Critical Accounting Estimates, Asset Impairment, Page 47, our fixed-maturity and equity investment portfolios are evaluated differently for other-than-temporary impairments. The company’s asset impairment committee monitors a number of significant factors for indications of investments fair valued below the carrying amount may not be recoverable. The application of our impairment policy resulted in OTTI charges that reduced our income before income taxes by $33 million in 2012, $57 million in 2011 and $36 million in 2010. Impairments are discussed in Item 7, Investment Results of Operations, Page 79.

We expect the number of securities fair valued below 100 percent of cost or amortized cost to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, cost or amortized cost for some securities have been revised due to impairment charges recognized in prior periods. At year-end 2012, 68 of the 2,784 securities we owned were fair valued below 100 percent of cost or amortized cost compared with 137 of the 2,724 securities we owned at year-end 2011 and 316 of the 2,671 securities we owned at year-end 2010.

The 68 holdings fair valued below cost or amortized cost at year-end 2012 represented 1.9 percent of the investment portfolio and $13 million in unrealized losses.

•	62 of these holdings were fair valued between 90 percent and 100 percent of cost or amortized cost. The value of these securities fluctuates primarily because of changes in interest rates. The fair value of these 62 securities was $224 million at year-end 2012, and they accounted for $8 million in unrealized losses.

•	Six of these holdings were fair valued between 70 percent and 90 percent of cost or amortized cost. The fair value of these holdings was $16 million, and they accounted for $5 million in unrealized losses.

•	No securities were trading below 70 percent of cost at year-end 2012.

The following table summarizes the length of time securities in the investment portfolio have been in a continuous unrealized gain or loss position.

(In millions)	Less than 12 months		12 months or more		Total
At December 31, 2012	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturities:
States, municipalities and political subdivisions	$53	$1	-	$-	$53	$1
Government-sponsored enterprises	1	-	-	-	1	-
Corporate securities	58	1	17	1	75	2
Subtotal	112	2	17	1	129	3
Equity securities:
Common equities	107	9	-	-	107	9
Preferred equities	4	1	-	-	4	1
Subtotal	111	10	-	-	111	10
Total	$223	$12	$17	$1	$240	$13

At December 31, 2011
Fixed maturities:
States, municipalities and political subdivisions	$-	$-	$12	$-	$12	$-
United States government	1	-	-	-	1	-
Government-sponsored enterprises	10	-	-	-	10	-
Corporate securities	380	13	57	5	437	18
Subtotal	391	13	69	5	460	18
Equity securities:
Common equities	333	35	-	-	333	35
Preferred equities	5	-	19	-	24	-
Subtotal	338	35	19	-	357	35
Total	$729	$48	$88	$5	$817	$53

The following table summarizes our investment portfolio, classifying securities based on fair values relative to cost or amortized cost:

(Dollars in millions)	Number of issues	Cost or amortized cost	Fair value	Gross unrealized gain/loss	Gross investment income
At December 31, 2012
Taxable fixed maturities:
Fair valued below 70% of amortized cost	0	$0	$0	$0	$0
Fair valued at 70% to less than 100% of amortized cost	19	78	76	(2)	2
Fair valued at 100% and above of amortized cost	1,352	5,395	6,061	666	284
Securities sold in current year	0	0	0	0	22
Total	1,371	5,473	6,137	664	308

Tax-exempt fixed maturities:
Fair valued below 70% of amortized cost	0	0	0	0	0
Fair valued at 70% to less than 100% of amortized cost	36	54	53	(1)	1
Fair valued at 100% and above of amortized cost	1,282	2,695	2,903	208	109
Securities sold in current year	0	0	0	0	4
Total	1,318	2,749	2,956	207	114

Common equities:
Fair valued below 70% of cost	0	0	0	0	0
Fair valued at 70% to less than 100% of cost	12	116	107	(9)	5
Fair valued at 100% and above of cost	61	2,154	3,131	977	96
Securities sold in current year	0	0	0	0	5
Total	73	2,270	3,238	968	106

Preferred equities:
Fair valued below 70% of cost	0	0	0	0	0
Fair valued at 70% to less than 100% of cost	1	5	4	(1)	0
Fair valued at 100% and above of cost	21	94	131	37	7
Securities sold in current year	0	0	0	0	0
Total	22	99	135	36	7

Portfolio summary:
Fair valued below 70% of cost or amortized cost	0	0	0	0	0
Fair valued at 70% to less than 100% of cost or amortized cost	68	253	240	(13)	8
Fair valued at 100% and above of cost or amortized cost	2,716	10,338	12,226	1,888	496
Investment income on securities sold in current year	0	0	0	0	31
Total	2,784	$10,591	$12,466	$1,875	$535

At December 31, 2011
Portfolio summary:
Fair valued below 70% of cost or amortized cost	1	$1	$1	$0	$0
Fair valued at 70% to less than 100% of cost or amortized cost	136	869	816	(53)	29
Fair valued at 100% and above of cost or amortized cost	2,587	9,376	10,918	1,542	472
Investment income on securities sold in current year	0	0	0	0	27
Total	2,724	$10,246	$11,735	$1,489	$528

Item 8.       Financial Statements and Supplementary Data

Responsibility for Financial Statements

We have prepared the consolidated financial statements of Cincinnati Financial Corporation and our subsidiaries for the year ended December 31, 2012, in accordance with accounting principles generally accepted in the United States of America (GAAP).

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

Deloitte & Touche LLP, our independent registered public accounting firm, audited the consolidated financial statements of Cincinnati Financial Corporation and subsidiaries for the year ended December 31, 2012. Its report is on Page 107. Deloitte & Touche LLP met with our audit committee to discuss the results of their examination. They have the opportunity to discuss the adequacy of internal controls and the quality of financial reporting without management present.

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2012, as required by Section 404 of the Sarbanes Oxley Act of 2002. Management’s assessment was based on the criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the company maintained effective internal control over financial reporting as of December 31, 2012. The assessment led management to conclude that, as of December 31, 2012, the company’s internal control over financial reporting was effective based on those criteria.

The company’s independent registered public accounting firm has issued an audit report on our internal control over financial reporting as of December 31, 2012. This report appears on Page 107.

/S/ Steven J. Johnston

Steven J. Johnston, FCAS, MAAA, CFA, CERA

President and Chief Executive Officer

/S/ Michael J. Sewell

Michael J. Sewell, CPA

Chief Financial Officer, Senior Vice President and Treasurer

February 27, 2013

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Cincinnati Financial Corporation

Fairfield, Ohio

We have audited the accompanying consolidated balance sheets of Cincinnati Financial Corporation and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15(c). We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, the Company changed its accounting for costs associated with acquiring or renewing insurance contracts in 2012.

/S/ Deloitte & Touche LLP

Cincinnati, Ohio

February 27, 2013

Cincinnati Financial Corporation and Subsidiaries

Consolidated Balance Sheets

(In millions except per share data)	December 31,	December 31,
	2012	2011

ASSETS
Investments
Fixed maturities, at fair value (amortized cost: 2012—$8,222; 2011—$8,084)	$9,093	$8,779
Equity securities, at fair value (cost: 2012—$2,369; 2011—$2,162)	3,373	2,956
Other invested assets	68	66
Total investments	12,534	11,801
Cash and cash equivalents	487	438
Investment income receivable	115	119
Finance receivable	75	76
Premiums receivable	1,214	1,087
Reinsurance recoverable	615	622
Prepaid reinsurance premiums	26	24
Deferred policy acquisition costs	470	477
Land, building and equipment, net, for company use (accumulated depreciation: 2012—$397; 2011—$376)	217	227
Other assets	61	93
Separate accounts	734	671
Total assets	$16,548	$15,635

LIABILITIES
Insurance reserves
Loss and loss expense reserves	$4,230	$4,339
Life policy and investment contract reserves	2,295	2,214
Unearned premiums	1,792	1,633
Other liabilities	660	517
Deferred income tax	453	303
Note payable	104	104
Long-term debt and capital lease obligations	827	821
Separate accounts	734	671
Total liabilities	11,095	10,602

Commitments and contingent liabilities (Note 16)	—	—

SHAREHOLDERS' EQUITY
Common stock, par value—$2 per share; (authorized: 2012 and 2011—500 million shares; issued and outstanding: 2012—197 million shares, 2011—196 million shares)	394	393
Paid-in capital	1,134	1,096
Retained earnings	4,021	3,863
Accumulated other comprehensive income	1,129	901
Treasury stock at cost (2012 and 2011—34 million shares)	(1,225)	(1,220)
Total shareholders' equity	5,453	5,033
Total liabilities and shareholders' equity	$16,548	$15,635

Accompanying notes are an integral part of these consolidated financial statements.

Cincinnati Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(In millions except per share data)	Years ended December 31,
	2012	2011	2010
REVENUES
Earned premiums	$3,522	$3,194	$3,082
Investment income, net of expenses	531	525	518
Realized investment gains, net	42	70	159
Fee revenues	6	4	4
Other revenues	10	10	9
Total revenues	4,111	3,803	3,772

BENEFITS AND EXPENSES
Insurance losses and policyholder benefits	2,322	2,524	2,180
Underwriting, acquisition and insurance expenses	1,155	1,039	1,024
Interest expense	54	54	54
Other operating expenses	14	13	16
Total benefits and expenses	3,545	3,630	3,274

INCOME BEFORE INCOME TAXES	566	173	498

PROVISION (BENEFIT) FOR INCOME TAXES
Current	119	27	94
Deferred	26	(18)	29
Total provision for income taxes	145	9	123

NET INCOME	$421	$164	$375

PER COMMON SHARE
Net income—basic	$2.59	$1.01	$2.30
Net income—diluted	2.57	1.01	2.30

NET INCOME	$421	$164	$375
OTHER COMPREHENSIVE INCOME, BEFORE TAX
Unrealized gains on investments available-for-sale	428	309	383
Reclassification adjustment for (gains) included in net income	(42)	(70)	(159)
Unrealized (losses) on other	(21)	(11)	(4)
Unrealized gains on investments available-for-sale and other	365	228	220
Amortization of pension actuarial (loss) gain and prior service cost	(13)	(25)	3
Other comprehensive income before tax	352	203	223
Income taxes on above	124	71	78
Other comprehensive income, net of tax	228	132	145
COMPREHENSIVE INCOME	$649	$296	$520

Accompanying notes are an integral part of these consolidated financial statements.

Cincinnati Financial Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In millions)					Accumulated		Total
	Common Stock				Other		Share-
	Outstanding		Paid-In	Retained	Comprehensive	Treasury	holders'
	Shares	Amount	Capital	Earnings	Income	Stock	Equity

Balance December 31, 2009	162	$393	$1,081	$3,862	$624	$(1,200)	$4,760
Cumulative effect of a change in accounting for deferred policy acquisition costs, net of tax	-	-	-	(18)	-	-	(18)
Balance as adjusted January 1, 2010	162	393	1,081	3,844	624	(1,200)	4,742

Net income	-	-	-	375	-	-	375
Other comprehensive income, net	-	-	-	-	145	-	145
Dividends declared	-	-	-	(259)	-	-	(259)
Stock-based awards exercised and vested	1	-	(2)	-	-	2	-
Stock-based compensation	-	-	11	-	-	-	11
Purchases	-	-	-	-	-	(10)	(10)
Other	-	-	1	-	-	7	8
Balance December 31, 2010	163	$393	$1,091	$3,960	$769	$(1,201)	$5,012

Balance December 31, 2010	163	$393	$1,091	$3,960	$769	$(1,201)	$5,012

Net income	-	-	-	164	-	-	164
Other comprehensive income, net	-	-	-	-	132	-	132
Dividends declared	-	-	-	(261)	-	-	(261)
Stock-based awards exercised and vested	-	-	(10)	-	-	6	(4)
Stock-based compensation	-	-	13	-	-	-	13
Purchases	(1)	-	-	-	-	(32)	(32)
Other	-	-	2	-	-	7	9
Balance December 31, 2011	162	$393	$1,096	$3,863	$901	$(1,220)	$5,033

Balance December 31, 2011	162	$393	$1,096	$3,863	$901	$(1,220)	$5,033

Net income	-	-	-	421	-	-	421
Other comprehensive income, net	-	-	-	-	228	-	228
Dividends declared	-	-	-	(263)	-	-	(263)
Stock-based awards exercised and vested	1	1	19	-	-	2	22
Stock-based compensation	-	-	16	-	-	-	16
Purchases	-	-	-	-	-	(12)	(12)
Other	-	-	3	-	-	5	8
Balance December 31, 2012	163	$394	$1,134	$4,021	$1,129	$(1,225)	$5,453

Accompanying notes are an integral part of these consolidated financial statements.

Cincinnati Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In millions)	Years ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$421	$164	$375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44	42	41
Realized gains on investments, net	(42)	(70)	(159)
Stock-based compensation	16	13	11
Interest credited to contract holders	44	51	48
Deferred income tax (benefit) expense	26	(18)	29
Changes in:
Investment income receivable	4	-	(1)
Premiums and reinsurance receivable	(122)	(128)	80
Deferred policy acquisition costs	(28)	(30)	(20)
Other assets	(4)	2	3
Loss and loss expense reserves	(109)	139	58
Life policy reserves	72	76	113
Unearned premiums	159	80	44
Other liabilities	78	(49)	(18)
Current income tax receivable/payable	79	(25)	(73)
Net cash provided by operating activities	638	247	531
CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed maturities	144	71	199
Call or maturity of fixed maturities	927	808	886
Sale of equity securities	216	539	273
Purchase of fixed maturities	(1,166)	(1,087)	(1,483)
Purchase of equity securities	(425)	(337)	(396)
Change in short-term investments, net	-	-	7
Investment in buildings and equipment, net	(6)	(7)	(17)
Investment in finance receivables	(33)	(32)	(27)
Collection of finance receivables	34	30	29
Change in other invested assets, net	5	7	-
Net cash used in investing activities	(304)	(8)	(529)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of cash dividends to shareholders	(256)	(255)	(252)
Purchase of treasury shares	-	(32)	(10)
Increase in notes payable	-	55	-
Proceeds from stock options exercised	10	1	-
Contract holders' funds deposited	99	172	170
Contract holders' funds withdrawn	(126)	(121)	(74)
Excess tax benefits on share-based compensation	1	5	2
Other	(13)	(11)	(10)
Net cash used in financing activities	(285)	(186)	(174)
Net change in cash and cash equivalents	49	53	(172)
Cash and cash equivalents at beginning of year	438	385	557
Cash and cash equivalents at end of period	$487	$438	$385

Supplemental disclosures of cash flow information:
Interest paid	$54	$53	$53
Income taxes paid	38	51	167
Non-cash activities:
Conversion of investment securities	$26	$-	$5
Equipment acquired under capital lease obligations	23	28	-
Cashless exercise of stock options	12	-	-

Accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.        Summary of Significant Accounting Policies

Nature of Operations

Cincinnati Financial Corporation (CFC) operates through our insurance group and two complementary subsidiary companies.

The Cincinnati Insurance Company leads our standard market property casualty insurance group that also includes two subsidiaries: The Cincinnati Casualty Company and The Cincinnati Indemnity Company. This group markets a broad range of standard market business, homeowner and auto policies. The group provides quality customer service to our select group of 1,408 independent insurance agencies with 1,758 reporting locations across 39 states. Other subsidiaries of The Cincinnati Insurance Company include The Cincinnati Life Insurance Company, which markets life and disability income insurance and fixed annuities, and The Cincinnati Specialty Underwriters Insurance Company, which offers excess and surplus lines property and casualty insurance products.

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

On January 1, 2012, we retrospectively adopted ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. All prior years’ information has been restated.

Earnings per Share

Net income per common share is based on the weighted average number of common shares outstanding during each of the respective years. We calculate net income per common share (diluted) assuming the exercise of stock-based awards.

Stock-Based Compensation

We account for stock-based compensation in accordance with Accounting Standards Codification (ASC) 718, Compensation – Stock Compensation. We grant qualified and nonqualified stock-based compensation under authorized plans. The stock options vest ratably over three years following the date of grant and are exercisable over 10-year periods. We grant service-based restricted stock units that cliff vest three years after the date of grant. We also grant performance-based restricted stock units that vest if certain market conditions are attained. In 2012, the CFC compensation committee approved a mix of incentive stock options, nonqualified stock options, service-based restricted and performance-based restricted stock units. See Note 17, Stock-Based Associate Compensation Plans, Page 135, for further details.

Employee Benefit Pension Plan

We sponsor a defined benefit pension plan that was modified during 2008. We froze entry into the pension plan, and only participants 40 years of age or older could elect to remain in the plan. Our pension expense is based on certain actuarial assumptions and also is composed of several components that are determined using the projected unit credit actuarial cost method. Refer to Note 13, Employee Retirement Benefits, Page 130 for more information about our defined benefit pension plan.

Property Casualty Insurance

Property casualty written premiums are deferred and recorded as earned premiums on a pro rata basis over the terms of the policies. We record as unearned premiums the portion of written premiums that applies to unexpired policy terms. Certain expenses associated with successfully acquiring insurance policies – primarily commissions, premium taxes and underwriting costs – are deferred and amortized over the terms of the policies. All acquisition costs reflect the retrospective adoption of ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, which we adopted on January 1, 2012. We assess recoverability of deferred acquisition costs at the segment level, consistent with the way we acquire, service and manage insurance policies and measure profitability. We analyze our acquisition cost assumptions to reflect actual experience, and we test for potential premium deficiencies.

A segment premium deficiency is recorded when the sum of expected loss and loss adjustment expenses, expected policyholder dividends and unamortized deferred acquisition expenses exceeds the total of unearned premiums and anticipated investment income. A premium deficiency is first recognized by charging any unamortized acquisition costs to expense to the extent required to eliminate the deficiency. If the premium deficiency is greater than unamortized acquisition costs, a liability is accrued for the excess deficiency. We did not record a premium deficiency for the three years ended 2012, 2011 and 2010.

Certain property casualty policies are not entered into underwriting systems before the effective date. An actuarial estimate is made to determine the amount of these unprocessed written premiums. A large majority of the estimate is unearned and does not have a material impact on earned premiums.

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

The consolidated property casualty companies actively write property casualty insurance through independent agencies in 39 states. Our 10 largest states generated 65.4 percent and 66.5 percent of total earned premiums in 2012 and 2011, respectively. Ohio, our largest state, accounted for 19.1 percent and 19.5 percent of total earned premiums in 2012 and 2011, respectively. Illinois, Indiana, Pennsylvania, Georgia, North Carolina and Michigan each accounted for between 4 percent and 8 percent of total earned premiums in 2012. Our largest single agency relationship accounted for approximately 0.9 percent of our total property casualty earned premiums in 2012. No aggregate agency relationship locations under a single ownership structure accounted for more than 2.1 percent of our total property casualty earned premiums in 2012.

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

Profit-Sharing Commission Accrual

We calculate the profit-sharing commission accrual estimate from property casualty underwriting results. These commissions are paid to agencies using a formula that takes into account agency profitability and premium volume. The commission accrual of $102 million at December 31, 2012, contributed 3.1 percentage points to the consolidated property casualty combined ratio. The profit-sharing commission accrual at December 31, 2011, was $68 million.

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

When we issue a traditional long-duration contract, we capitalize acquisition costs. Acquisition costs are related to the successful acquisition of new business. We then charge these deferred policy acquisition costs to expenses over the premium-paying period of the contract, and we use the same assumptions used in establishing the liability for the contract. All acquisition costs reflect the retrospective adoption of ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, which we adopted on January 1, 2012. We update our acquisition cost assumptions periodically to reflect actual experience, and we evaluate our deferred acquisition cost for recoverability.

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

We carry the assets of separate account BOLIs at fair value. The liabilities on separate account BOLIs primarily are the contract holders’ claims to the related assets and are carried at an amount equal to the contract holders’ account value. At December 31, 2012, the current fair value of the BOLI invested assets and cash exceeded the current fair value of the contract holders’ account value by approximately $77 million. If the BOLI projected fair value were to fall below the value we guaranteed, a liability would be established by a charge to the company’s earnings.

Generally, investment income and realized investment gains and losses of the separate accounts accrue directly to the contract holder, and we do not include them in the consolidated statements of comprehensive income. Revenues and expenses related to separate accounts consist of contractual fees and mortality, surrender and expense risk charges. Also, each separate account BOLI includes a negotiated capital gain and loss sharing arrangement between the company and the bank. A percentage of each separate account’s realized capital gain and loss representing contract fees and assessments accrues to us and is transferred from the separate account to our general account and is recognized as revenue or expense.

Reinsurance

We reduce risk and uncertainty by buying property casualty and life reinsurance. Reinsurance contracts do not relieve us from our duty to policyholders, but rather help protect our financial strength to perform that duty. All of these ceded reinsurance contracts transfer the economic risk of loss. We assume risk in a limited way as a reinsurer for other insurance companies, reinsurers and involuntary state pools.

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

Investments

Our portfolio investments are primarily in publicly traded fixed-maturity, equity and short-term investments. Fixed-maturity investments (taxable bonds, tax-exempt bonds, redeemable preferred stocks and commercial mortgage backed securities) and equity investments (common and nonredeemable preferred stocks) are classified as available for sale and recorded at fair value in the consolidated financial statements. The number of fixed-maturity securities with fair value below 100 percent of amortized cost can be expected to fluctuate as interest rates rise or fall. Because of our strong surplus and long-term investment horizon, our general intent is to hold fixed-maturity investments until maturity, regardless of short-term fluctuations in fair values.

Our invested asset impairment policy states that fixed maturities below their amortized cost that the company (1) intends to sell or (2) more likely than not will be required to sell before recovery of their amortized cost basis are deemed to be other-than-temporarily impaired (OTTI). The amortized cost of any such securities is reduced to fair value as the new cost basis, and a realized loss is recorded in the period in which it is recognized. When these two criteria are not met, and the company believes that full collection of interest and/or principal is not likely, we determine the net present value of future cash flows by using the effective interest rate implicit in the security at the date of acquisition as the discount rate and compare that amount with the amortized cost and fair value of the security. The difference between the net present value of the expected future cash flows and amortized cost of the security is considered a credit loss and recognized as a realized loss in the period in which it occurred. The difference between the fair value and the net present value of the cash flows of the security, the noncredit loss, is recognized in other comprehensive income as an unrealized loss.

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

We include the noncredit portion of fixed-maturity OTTI charges and all other unrealized gains and losses on investments, net of taxes, in shareholders’ equity as accumulated other comprehensive income (AOCI). Realized gains and losses on investments are recognized in net income based on the trade date accounting method.

Included within our other invested assets are $37 million of life policy loans and $31 million of venture capital fund investments. Life policy loans are carried at the receivable value, which approximates fair value. The venture capital funds provide their financial statements to us and generally report investments on their balance sheets at fair value. We use the equity method of accounting for venture capital fund investments.

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

For the purpose of ASC 825 disclosure, we base fair value for long-term senior notes on market pricing of similar debt instruments that are actively trading. We base fair value for notes payable on our year-end outstanding balance because it is short term and tied to a variable interest rate. We estimate the fair value of liabilities for investment contracts and annuities using discounted cash flow calculations across a wide range of economic interest rate scenarios with a provision for our nonperformance risk. We estimate the fair value for policyholder loans on insurance contracts using a discounted cash flow model. Determination of fair value for structured settlements assumes the discount rates used to calculate the present value of expected payments are the risk-free spot rates plus an A3 rated bond spread for financial issuers at December 31, 2012, to account for nonperformance risk. See Note 3, Fair Value Measurements, Page 121, for further details.

Finance Receivables

Our leasing subsidiary provides auto and equipment direct financing (leases and loans) to commercial and individual clients. We generally transfer ownership of the property to the client as the terms of the leases expire. Our lease contracts contain bargain purchase options. We account for these leases and loans as direct financing-type leases. We capitalize and amortize lease or loan origination costs over the life of the financing, using the effective interest method. These costs may include, but are not limited to finder fees, broker fees, filing fees and the cost of credit reports. We record income over the financing term using the effective interest method. Finance receivables are reviewed for impairment on a quarterly basis and considered insignificant to our consolidated financial condition, results of operations and cash flows.

Land, Building and Equipment

We record land at cost, and record building and equipment at cost less accumulated depreciation. Equipment held under capital leases also is classified as property and equipment with the related lease obligations recorded as liabilities. We capitalize and amortize costs for internally developed computer software during the application development stage. These costs generally consist of external consulting, payroll and payroll-related costs. Our depreciation is based on estimated useful lives (ranging from three years to 39½ years) using straight-line and accelerated methods. Depreciation expense was $37 million in 2012, $46 million in 2011, and $40 million in 2010. We monitor land, building and equipment and software assets for potential impairments. Potential impairments may include a significant decrease in the fair values of the assets, considerable cost overruns on projects, a change in legal factors or business climate or other factors that indicate that the carrying amount may not be recoverable or useful. There were no recorded land, building and equipment impairments for 2012, 2011 or 2010.

Income Taxes

We calculate deferred income tax liabilities and assets using tax rates in effect when temporary differences in financial statement income and taxable income are expected to reverse. We recognize deferred income taxes for numerous temporary differences between our taxable income and financial statement income and other changes in shareholders’ equity. Such temporary differences relate primarily to unrealized gains and losses on investments and differences in the recognition of deferred acquisition costs, unearned premium and insurance reserves. We charge deferred income taxes associated with unrealized appreciation and depreciation of investments (except the amounts related to the effect of income tax rate changes) to shareholders’ equity in AOCI. We charge deferred taxes associated with other differences to income.

See Note 11, Income Taxes, Page 129, for further detail on our uncertain tax positions. Although no Internal Revenue Service (IRS) penalties currently are accrued, if incurred, they would be recognized as a component of income tax expense. Accrued IRS interest expense is recognized as other operating expense in the consolidated statements of comprehensive income.

Subsequent Events

There were no subsequent events requiring adjustment to the financial statements or disclosure.

Pending Accounting Standards

•	In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-11, Disclosures About Offsetting Assets and Liabilities. ASU 2011-11 requires entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The ASU is effective for interim and annual reporting periods beginning on or after January 1, 2013, and should be applied retrospectively for all comparative periods presented. The ASU has not yet been adopted and will not have a material impact on our company’s financial position, cash flows or results of operations.

•	In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires entities to present in either a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. Items not required to be reclassified to net income in their entirety are cross referenced to a related footnote for additional information. The ASU is effective for interim and annual periods beginning after December 15, 2012. The ASU has not yet been adopted and will not have a material impact on our company’s financial position, cash flows or results of operations.

Adopted Accounting Standards

•	In October 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. ASU 2010-26 modified the definitions of the type of costs incurred by insurance entities that can be capitalized in the successful acquisition of new and renewal contracts. ASU 2010-26 requires incremental direct costs of successful contract acquisition as well as certain costs related to underwriting, policy issuance and processing, medical and inspection and sales force contract selling for successful contract acquisition to be capitalized. These incremental direct costs and other costs are those that are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. We retrospectively adopted as of January 1, 2008, ASU 2010-26 on January 1, 2012.

The following table illustrates the effect of adopting ASU 2010-26 in the consolidated balance sheets:

(In millions, except per share amounts)	December 31,	December 31,
	2012	2011
		As originally reported	As adjusted	Difference
Deferred policy acquisition costs	$470	$510	$477	$(33)
Total assets	16,548	15,668	15,635	(33)
Deferred income tax liability	453	314	303	(11)
Shareholders' equity	5,453	5,055	5,033	(22)
Book value per share	33.48	31.16	31.03	(0.13)

The following table illustrates the effect of adopting ASU 2010-26 in the consolidated statements of comprehensive income:

(In millions, except per share amounts)	Years ended December 31,
	2012	2011			2010
		As originally reported	As adjusted	Difference	As originally reported	As adjusted	Difference
Underwriting, acquisition and insurance expenses	$1,155	$1,036	$1,039	$3	$1,021	$1,024	$3
Net income	421	166	164	(2)	377	375	(2)
Net income per share:
Basic	$2.59	$1.02	$1.01	$(0.01)	$2.32	$2.30	$(0.02)
Diluted	2.57	1.02	1.01	(0.01)	2.31	2.30	(0.01)

•	In May 2011, the FASB issued ASU 2011-04, Fair Value Measurements, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). The ASU converges fair value measurement and disclosures among U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and expands disclosure requirements. The company adopted ASU 2011-04 during the first quarter of 2012, and it did not have a material impact on our company’s financial position, cash flows or results of operations.

•	In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05, Presentation of Comprehensive Income. ASU 2011-05 requires entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single, continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-12 defers the changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The company adopted ASU 2011-12 and ASU 2011-05 during the first quarter of 2012, and it did not have a material impact on our company’s financial position, cash flows or results of operations.

2.	Investments

The following table provides cost or amortized cost, gross unrealized gains, gross unrealized losses and fair value for our invested assets:

(In millions)	Cost or
	amortized	Gross unrealized		Fair
	cost	gains	losses	value
At December 31, 2012
Fixed maturities:
States, municipalities and political subdivisions	$3,040	$250	$1	$3,289
Convertibles and bonds with warrants attached	31	-	-	31
United States government	7	1	-	8
Government-sponsored enterprises	164	-	-	164
Foreign government	3	-	-	3
Commercial mortgage-backed securities	27	1	-	28
Corporate securities	4,950	622	2	5,570
Subtotal	8,222	874	3	9,093
Equity securities:
Common equities	2,270	977	9	3,238
Preferred equities	99	37	1	135
Subtotal	2,369	1,014	10	3,373
Total	$10,591	$1,888	$13	$12,466

At December 31, 2011
Fixed maturities:
States, municipalities and political subdivisions	$3,006	$246	$-	$3,252
Convertibles and bonds with warrants attached	59	-	-	59
United States government	6	1	-	7
Government-sponsored enterprises	159	1	-	160
Foreign government	3	-	-	3
Corporate securities	4,851	465	18	5,298
Subtotal	8,084	713	18	8,779
Equity securities:
Common equities	2,088	801	35	2,854
Preferred equities	74	28	-	102
Subtotal	2,162	829	35	2,956
Total	$10,246	$1,542	$53	$11,735

The net unrealized investment gains in our fixed-maturity portfolio are primarily the result of the current low interest rate environment that increased the fair value of our fixed-maturity portfolio. The three largest net unrealized investment gains in our common stock portfolio are from Exxon Mobil Corporation (NYSE:XOM), The Procter & Gamble Company (NYSE:PG), and Chevron Corporation (NYSE:CVX), which had a combined net gain position of $282 million. At December 31, 2012, we had $31 million fair value of hybrid securities included in fixed maturities that follow ASC 815-15-25, Accounting for Certain Hybrid Financial Instruments. The hybrid securities are carried at fair value, and the changes in fair value are included in realized investment gains and losses.

The table below provides fair values and unrealized losses by investment category and by the duration of the securities’ continuous unrealized loss position:

(In millions)	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
At December 31, 2012
Fixed maturities:
States, municipalities and political subdivisions	$53	$1	$-	$-	$53	$1
Government-sponsored enterprises	1	-	-	-	1	-
Corporate securities	58	1	17	1	75	2
Subtotal	112	2	17	1	129	3
Equity securities:
Common equities	107	9	-	-	107	9
Preferred equities	4	1	-	-	4	1
Subtotal	111	10	-	-	111	10
Total	$223	$12	$17	$1	$240	$13

At December 31, 2011
Fixed maturities:
States, municipalities and political subdivisions	$-	$-	$12	$-	$12	$-
United States government	1	-	-	-	1	-
Government-sponsored enterprises	10	-	-	-	10	-
Corporate securities	380	13	57	5	437	18
Subtotal	391	13	69	5	460	18
Equity securities:
Common equities	333	35	-	-	333	35
Preferred equities	5	-	19	-	24	-
Subtotal	338	35	19	-	357	35
Total	$729	$48	$88	$5	$817	$53

At December 31, 2012, contractual maturity dates for fixed-maturity investments were:

(Dollars in millions)	Amortized	Fair	% of fair
	cost	value	value
Maturity dates occurring:
Less than 1 year	$588	$598	6.6%
Years 1 - 5	2,927	3,149	34.6
Years 6 - 10	3,511	4,002	44.0
Due after ten years	1,196	1,344	14.8
Total	$8,222	$9,093	100.0%

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

At December 31, 2012, fixed-maturity investments with amortized cost of $85 million and fair value of $93 million were on deposit with various states in compliance with regulatory requirements.

The following table provides investment income, realized investment gains and losses and the change in unrealized investment gains and losses and other items, by investment category:

(In millions)	Years ended December 31,
	2012	2011	2010
Investment income summary:
Interest on fixed maturities	$420	$424	$423
Dividends on equity securities	115	104	99
Other investment income	3	4	4
Total	538	532	526
Less investment expenses	7	7	8
Total	$531	$525	$518

Realized investment gains and losses summary:
Fixed maturities:
Gross realized gains	$35	$11	$25
Gross realized losses	-	-	(12)
Other-than-temporary impairments	(1)	(5)	(3)
Equity securities:
Gross realized gains	39	151	174
Gross realized losses	(2)	(40)	-
Other-than-temporary impairments	(32)	(52)	(33)
Securities with embedded derivatives	1	(1)	10
Other	2	6	(2)
Total	$42	$70	$159

Change in unrealized investment gains and losses and other summary:
Fixed maturities	$176	$200	$154
Equity securities	210	39	70
Adjustment to deferred acquisition costs and life policy reserves	(28)	(14)	(9)
Pension obligations	(13)	(25)	3
Other	7	3	5
Income taxes on above	(124)	(71)	(78)
Total	$228	$132	$145

For the years ended December 31, 2012 and 2011, there were no credit losses on fixed-maturity securities for which a portion of OTTI has been recognized in other comprehensive income.

During 2012, we other-than-temporarily impaired 13 securities. At December 31, 2012, four fixed-maturity investments with a total unrealized loss of $1 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity investments had fair values below 70 percent of amortized cost. There were no equity investments in an unrealized loss position for 12 months or more as of December 31, 2012.

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

When determining OTTI charges for our fixed-maturity portfolio, management places significant emphasis on whether issuers of debt are current on contractual payments and whether future contractual amounts are likely to be paid. As required by ASC 320, our invested asset impairment policy for fixed-maturity securities states that OTTI is considered to have occurred (1) if we intend to sell the impaired fixed-maturity security or (2) if it is more likely than not we will be required to sell the impaired fixed-maturity security before recovery of its amortized cost basis. If we intend to sell or it is more likely than not we will be required to sell, the amortized cost of any such securities is reduced to fair value as the new cost basis, and a realized loss is recorded in the period in which it is recognized. When we believe that full collection of interest and/or principal is not likely, we determine the net present value of future cash flows by using the effective interest rate implicit in the security at the date of acquisition as the discount rate and compare that amount to the amortized cost and fair value of the security. The difference between the net present value of the expected future cash flows and amortized cost of the security is considered a credit loss and recognized as a realized loss in the period in which it occurred. The difference between the fair value and the net present value of the cash flows of the security, the noncredit loss, is recognized in other comprehensive income as an unrealized loss.

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

For each of our equity securities in an unrealized loss position at December 31, 2012, we applied the objective qualitative and quantitative criteria of our invested asset impairment policy for OTTI. Our long-term equity investment philosophy, emphasizing companies with strong indications of paying and growing dividends, combined with our strong surplus, liquidity and cash flow, supports our ability to hold these investments to recovery. Based on the individual qualitative and quantitative factors, as discussed above, we evaluate and determine an expected recovery period for each security. A change in the condition of a security can warrant impairment before the expected recovery period. If the security has not recovered cost within the expected recovery period, the security is other-than-temporarily impaired.

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

The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis for the years ended December 31, 2012 and 2011. We do not have any material liabilities carried at fair value. There were no transfers between Level 1 and Level 2.

(In millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At December 31, 2012
Fixed maturities, available for sale:
States, municipalities and political subdivisions	$-	$3,288	$1	$3,289
Convertibles and bonds with warrants attached	-	31	-	31
United States government	8	-	-	8
Government-sponsored enterprises	-	164	-	164
Foreign government	-	3	-	3
Commercial mortgage-backed securities	-	28	-	28
Corporate securities	-	5,567	3	5,570
Subtotal	8	9,081	4	9,093
Common equities, available for sale	3,238	-	-	3,238
Preferred equities, available for sale	-	134	1	135
Taxable fixed-maturities separate accounts	-	689	-	689
Top Hat Savings Plan	9	-	-	9
Total	$3,255	$9,904	$5	$13,164

At December 31, 2011
Fixed maturities, available for sale:
States, municipalities and political subdivisions	$-	$3,249	$3	$3,252
Convertibles and bonds with warrants attached	-	59	-	59
United States government	7	-	-	7
Government-sponsored enterprises	-	160	-	160
Foreign government	-	3	-	3
Corporate securities	-	5,280	18	5,298
Subtotal	7	8,751	21	8,779
Common equities, available for sale	2,854	-	-	2,854
Preferred equities, available for sale	-	98	4	102
Taxable fixed-maturities separate accounts	-	628	-	628
Top Hat Savings Plan	8	-	-	8
Total	$2,869	$9,477	$25	$12,371

Each financial instrument that was deemed to have significant unobservable inputs when determining valuation is identified in the following tables by security type with a summary of changes in fair value as of December 31, 2012. Total Level 3 assets continue to be less than 1 percent of financial assets measured at fair value in the consolidated balance sheets. Assets presented in the table below were valued based primarily on broker/dealer quotes for which there is a lack of transparency as to inputs used to develop the valuations. The quantitative detail of these unobservable inputs is neither provided nor reasonably available to us.

The following tables provide the change in Level 3 assets during 2012 and 2011:

(In millions)	Asset fair value measurements using significant unobservable inputs (Level 3)
	Corporate fixed maturities	Taxable fixed maturities- separate accounts	States, municipalities and political subdivisions fixed maturities	Preferred equities	Total
Beginning balance, January 1, 2012	$18	$-	$3	$4	$25
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	-	-	-	-	-
Included in other comprehensive income	2	-	-	2	4
Purchases	-	-	-	1	1
Sales	(4)	-	(2)	-	(6)
Transfers into Level 3	1	-	-	-	1
Transfers out of Level 3	(14)	-	-	(6)	(20)
Ending balance, December 31, 2012	$3	$-	$1	$1	$5

Beginning balance, January 1, 2011	$20	$2	$4	$5	$31
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	-	-	-	-	-
Included in other comprehensive income	-	-	-	-	-
Purchases	16	-	-	-	16
Sales	-	-	(1)	-	(1)
Transfers into Level 3	10	-	-	1	11
Transfers out of Level 3	(28)	(2)	-	(2)	(32)
Ending balance, December 31, 2011	$18	$-	$3	$4	$25

With the exception of the Level 3 reconciliation table, additional disclosure for the Level 3 category is not material.

Fair Value Disclosure for Assets and Liabilities Not Carried at Fair Value

The disclosures below are presented to provide information about the effects of current market conditions on financial instruments that are not reported at fair value in our consolidated financial statements.

The following table shows fair values of our note payable and long-term debt subject to fair value disclosure requirements:

(In millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At December 31, 2012
Note payable	$-	$104	$-	$104
6.900% senior debentures, due 2028	-	31	-	31
6.920% senior debentures, due 2028	-	479	-	479
6.125% senior notes, due 2034	-	431	-	431
Total	$-	$1,045	$-	$1,045

At December 31, 2011
Note payable	$-	$104	$-	$104
6.900% senior debentures, due 2028	-	31	-	31
6.920% senior debentures, due 2028	-	410	-	410
6.125% senior notes, due 2034	-	373	-	373
Total	$-	$918	$-	$918

Fair value of the note payable was determined based upon the outstanding balance at December 31, 2012, because it is short term and tied to a variable interest rate. The note payable was classified as Level 2 as a market does not exist.

Fair value of the long-term debt was determined under the fair value measurements and disclosure accounting rules based on market pricing of similar debt instruments that are actively trading. We determine fair value for our debt the same way that we value corporate fixed maturities in our investment portfolio. Fair value can vary with macroeconomic conditions. Regardless of the fluctuations in fair value, the outstanding principal amount of our long-term debt is $793 million. None of the long-term debt is encumbered by rating triggers.

The following table shows the fair value of our life policy loans, included in other invested assets, subject to fair value disclosure requirements:

(In millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At December 31, 2012
Life policy loans	$-	$-	$50	$50

At December 31, 2011
Life policy loans	$-	$-	$43	$43

Outstanding principal and interest for these life policy loans was $37 million at December 31, 2012, and December 31, 2011. To determine the fair value, we make the following significant assumptions: (1) the discount rates used to calculate the present value of expected payments are the risk-free spot rates as nonperformance risk is minimal; and (2) the loan repayment rate by which policyholders pay off their loan balances is in line with past experience.

The following table shows fair value of our deferred annuities and structured settlements, included in life policy and investment contract reserves, subject to fair value disclosure requirements:

(In millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At December 31, 2012
Deferred annuities	$-	$-	$898	$898
Structured settlements	-	240	-	240
Total	$-	$240	$898	$1,138

At December 31, 2011
Deferred annuities	$-	$-	$794	$794
Structured settlements	-	208	-	208
Total	$-	$208	$794	$1,002

Recorded reserves for the deferred annuities and structured settlements were $1.043 billion and $1.025 billion at December 31, 2012, and December 31, 2011, respectively.

Fair values for deferred annuities are calculated based upon internally developed models because active, observable markets do not exist for those items. To determine the fair value, we make the following significant assumptions: (1) the discount rates used to calculate the present value of expected payments are the risk-free spot rates plus an A3 rated bond spread for financial issuers at December 31, 2012, to account for nonperformance risk; (2) the rate of interest credited to policyholders is the portfolio net earned interest rate less a spread for expenses and profit; and (3) additional lapses occur when the credited interest rate is exceeded by an assumed competitor credited rate, which is a function of the risk-free rate of the economic scenario being modeled.

Determination of fair value for structured settlements assumes the discount rates used to calculate the present value of expected payments are the risk-free spot rates plus an A3 rated bond spread for financial issuers at December, 2012, to account for nonperformance risk.

4.	Property Casualty Loss and Loss Expenses

This table summarizes activity for our consolidated property casualty loss and loss expense reserves:

(In millions)	Years ended December 31,
	2012	2011	2010
Gross loss and loss expense reserves, January 1	$4,280	$4,137	$4,096
Less reinsurance receivable	375	326	435
Net loss and loss expense reserves, January 1	3,905	3,811	3,661
Net incurred loss and loss expenses related to:
Current accident year	2,533	2,620	2,319
Prior accident years	(396)	(285)	(304)
Total incurred	2,137	2,335	2,015
Net paid loss and loss expenses related to:
Current accident year	1,123	1,206	939
Prior accident years	1,106	1,035	926
Total paid	2,229	2,241	1,865

Net loss and loss expense reserves, December 31	3,813	3,905	3,811
Plus reinsurance receivable	356	375	326
Gross loss and loss expense reserves, December 31	$4,169	$4,280	$4,137

We use actuarial methods, models and judgment to estimate, as of a financial statement date, the property casualty loss and loss expense reserves required to pay for and settle all outstanding insured claims, including incurred but not reported (IBNR) claims, as of that date. The actuarial estimate is subject to review and adjustment by an inter-departmental committee that includes actuarial management that is familiar with relevant company and industry business, claims and underwriting trends, as well as general economic and legal trends, that could affect future loss and loss expense payments. The amount we will actually have to pay for claims can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate. The reserve for loss and loss expenses in the consolidated balance sheets also includes $61 million, $59 million and $63 million for certain life and health loss reserves at December 31, 2012, 2011 and 2010, respectively.

During 2012, we experienced $396 million of favorable loss and loss expense reserve development on prior accident years including $292 million in commercial lines. Favorable development in 2012 was $111 million more than in 2011, in part due to $39 million for catastrophe losses. Overall favorable development for commercial lines reserves illustrated the potential for revisions inherent in estimating reserves, especially for long-tail lines such as commercial casualty and workers’ compensation. We recognized favorable reserve development of $177 million for the commercial casualty line, $74 million for the workers’ compensation line and $52 million for the homeowner line due to reduced uncertainty of these lines one year later.

During 2011, we experienced $285 million of favorable loss development on prior accident years including $234 million in commercial lines. Overall favorable development for commercial lines reserves illustrated the potential for revisions inherent in estimating reserves, especially for long-tail lines such as commercial casualty and workers’ compensation. We recognized favorable reserve development of $132 million for the commercial casualty line and $97 million for the workers’ compensation line due to reduced uncertainty of these lines one year later.

During 2010, we experienced $304 million of favorable loss development on prior accident years including $269 million in commercial lines. Overall favorable development for commercial lines reserves illustrated the potential for revisions inherent in estimating reserves, especially for long-tail lines such as commercial casualty and workers’ compensation. We recognized favorable reserve development of $186 million for the commercial casualty line and $39 million for the workers’ compensation line due to reduced uncertainty of these lines one year later.

Asbestos and Environmental Reserves

We carried $67 million of net loss and loss expense reserves for asbestos and environmental claims and $54 million of reserves for mold claims at year-end 2012, compared with $74 million and $62 million, respectively, for such claims at year-end 2011. The asbestos and environmental claims amounts for each respective year constituted 1.8 percent and 1.9 percent of total loss and loss expense reserves at these year-end dates.

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

5.	Life Policy and Investment Contract Reserves

We establish the reserves for traditional life insurance policies based on expected expenses, mortality, morbidity, withdrawal rates, timing of claim presentation and investment yields, including a provision for uncertainty. Once these assumptions are established, they generally are maintained throughout the lives of the contracts. We use both our own experience and industry experience, adjusted for historical trends, in arriving at our assumptions for expected mortality, morbidity and withdrawal rates as well as for expected expenses. We base our assumptions for expected investment income on our own experience adjusted for current economic conditions.

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

This table summarizes our life policy and investment contract reserves:

(In millions)	At December 31,
	2012	2011
Ordinary/traditional life	$752	$691
Universal life	483	481
Deferred annuities	850	827
Structured settlements	193	198
Other	17	17
Total life policy and investment contract reserves	$2,295	$2,214

6.	Deferred Policy Acquisition Costs

Expenses associated with successfully acquiring insurance policies – primarily commissions, premium taxes and underwriting costs – are deferred and amortized over the terms of the policies. We update our acquisition cost assumptions periodically to reflect actual experience, and we evaluate the costs for recoverability. All acquisition costs reflect ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, which we retrospectively adopted on January 1, 2012. The table below shows the deferred policy acquisition costs and asset reconciliation.

(In millions)	Years ended December 31,
	2012	2011	2010
Deferred policy acquisition costs asset at January 1	$477	$458	$454
Capitalized deferred policy acquisition costs	734	661	627
Amortized deferred policy acquisition costs	(706)	(631)	(607)
Amortized shadow deferred policy acquisition costs	(35)	(11)	(16)
Deferred policy acquisition costs asset at December 31	$470	$477	$458

No premium deficiencies were recorded in the consolidated statements of comprehensive income, as the sum of the anticipated loss and loss adjustment expenses, policyholder dividends and unamortized deferred acquisition expenses did not exceed the related unearned premiums and anticipated investment income.

7.	Note Payable

We have one line of credit with multiple commercial banks with a borrowing capacity of $225 million, with an additional $50 million accordion feature. At December 31, 2012, $104 million was drawn on the line of credit. This credit agreement replaces the two lines of credit with commercial banks with an aggregate borrowing capacity of $225 million at December 31, 2011. The 2012 credit agreement is a new $225 million unsecured revolving credit facility with a term of five years expiring May 31, 2017. We had no compensating balance requirements on short-term debt for either 2012 or 2011. The interest rate charged on our borrowings on this credit agreement ranged from 0.7 percent to 2.58 percent during 2012.

8.	Long-Term Debt and Capital Lease Obligation

This table summarizes the principal amounts of our long-term debt excluding unamortized discounts, none of which are encumbered by rating triggers:

(In millions)			Book value		Principal amount
			December 31,	December 31,	December 31,	December 31,
Interest rate	Year of issue		2012	2011	2012	2011

6.900%	1998	Senior debentures, due 2028	$28	$28	$28	$28
6.920%	2005	Senior debentures, due 2028	391	391	391	391
6.125%	2004	Senior notes, due 2034	371	371	374	374
		Total	$790	$790	$793	$793

Below are the expected capital lease obligations, totaling $37 million, excluding an insignificant amount of interest, that we expect to pay over the next five years:

(In millions)	Years ended December 31,
	2013	2014	2015	2016	2017
Capital lease obligations	$17	$10	$7	$3	$0

9.	Shareholders’ Equity and Dividend Restrictions

Our insurance subsidiary declared dividends to the parent company of $300 million in 2012, $180 million in 2011 and $220 million in 2010. State regulatory requirements restrict the dividends insurance subsidiaries can pay. Generally, the most our insurance subsidiary can pay without prior regulatory approval is the greater of 10 percent of policyholder surplus or 100 percent of statutory net income for the prior calendar year. Dividends exceeding these limitations may be paid only with approval of the insurance department of the domiciliary state. During 2013, the total that our insurance subsidiary, which is the parent of all other insurance subsidiaries, may declare in dividends is approximately $391 million.

As of December 31, 2012, 9.3 million shares of common stock were available for future equity award grants.

Declared cash dividends per share were $1.62, $1.605 and $1.59 for the years ended December 31, 2012, 2011 and 2010, respectively.

Accumulated Other Comprehensive Income

The change in AOCI includes changes in unrealized gains and losses on investments and pension obligations as follows:

(In millions)	Years ended December 31,
	2012			2011			2010
	Before	Income		Before	Income		Before	Income
	tax	tax	Net	tax	tax	Net	tax	tax	Net
Accumulated unrealized gains on investments available for sale and other at January 1	$1,460	$502	$958	$1,232	$422	$810	$1,012	$345	$667

Increase in unrealized gains	428	152	276	309	108	201	383	136	247
Reclassification adjustment for (gains) losses included in net income	(42)	(15)	(27)	(70)	(25)	(45)	(159)	(56)	(103)
Adjustment to deferred acquisition costs and life policy reserves and other	(21)	(9)	(12)	(11)	(3)	(8)	(4)	(3)	(1)
Effect on other comprehensive income	365	128	237	228	80	148	220	77	143
Accumulated unrealized gains on investments available for sale and other at December 31	$1,825	$630	$1,195	$1,460	$502	$958	$1,232	$422	$810

Accumulated unrealized losses for pension obligations at January 1	$(88)	$(31)	$(57)	$(63)	$(22)	$(41)	$(66)	$(23)	$(43)
Change in pension obligations	(13)	(4)	(9)	(25)	(9)	(16)	3	1	2
Accumulated unrealized losses for pension obligations at December 31	$(101)	$(35)	$(66)	$(88)	$(31)	$(57)	$(63)	$(22)	$(41)

Accumulated other comprehensive income at January 1	$1,372	$471	$901	$1,169	$400	$769	$946	$322	$624
Unrealized investment gains and losses and other adjustments	365	128	237	228	80	148	220	77	143
Change in pension obligations	(13)	(4)	(9)	(25)	(9)	(16)	3	1	2
Accumulated other comprehensive income at December 31	$1,724	$595	$1,129	$1,372	$471	$901	$1,169	$400	$769

10.	Reinsurance

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

Our consolidated statements of comprehensive income include earned consolidated property casualty insurance premiums on assumed and ceded business:

(In millions)	Years ended December 31,
	2012	2011	2010
Direct earned premiums	$3,520	$3,236	$3,080
Assumed earned premiums	9	12	10
Ceded earned premiums	(185)	(219)	(166)
Net earned premiums	$3,344	$3,029	$2,924

Changes in 2012 ceded earned premiums compared with 2011 are related to ceded earned reinstatement premiums for additional reinsurance coverage as a result of the increase in catastrophe losses that occurred during 2011.

Our consolidated statements of comprehensive income include incurred consolidated property casualty insurance loss and loss expenses on assumed and ceded business:

(In millions)	Years ended December 31,
	2012	2011	2010
Direct incurred loss and loss expenses	$2,235	$2,588	$2,003
Assumed incurred loss and loss expenses	6	24	11
Ceded incurred loss and loss expenses	(104)	(277)	(4)
Net incurred loss and loss expenses	$2,137	$2,335	$2,010

Changes in 2012 ceded loss and loss expenses compared with 2011 are related to our increase in catastrophe losses in 2011 that resulted in increased ceded incurred losses to our reinsurers.

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

Our consolidated statements of comprehensive income include earned life insurance premiums on ceded business:

(In millions)	Years ended December 31,
	2012	2011	2010
Direct earned premiums	$235	$220	$211
Ceded earned premiums	(57)	(55)	(53)
Net earned premiums	$178	$165	$158

Our consolidated statements of comprehensive income include life insurance contract holders’ benefits incurred on assumed and ceded business:

(In millions)	Years ended December 31,
	2012	2011	2010
Direct contract holders' benefits incurred	$232	$232	$233
Ceded contract holders' benefits incurred	(47)	(43)	(63)
Net incurred loss and loss expenses	$185	$189	$170

The ceded benefits incurred can vary depending on the type of life insurance policy held and the year the policy was sold.

11.	Income Taxes

The significant components of deferred tax assets and liabilities included in the consolidated balance sheets at December 31 were as follows:

(In millions)	At December 31,
	2012	2011
Deferred tax assets:
Loss and loss expense reserves	$202	$201
Unearned premiums	124	113
Investments	31	36
Other	39	46
Total	396	396
Deferred tax liabilities:
Unrealized investment gains and other	605	481
Deferred acquisition costs	163	156
Life policy reserves	65	42
Other	16	20
Total	849	699
Net deferred tax liability	$453	$303

Deferred tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount recognized for tax purposes.

The differences between the 35 percent statutory income tax rate and our effective income tax rate were as follows:

(Dollars in millions)	Years ended December 31,
	2012		2011		2010
Tax at statutory rate	$198	35.0%	$61	35.0%	$174	35.0%
Increase (decrease) resulting from:
Tax-exempt income from municipal bonds	(33)	(5.9)	(35)	(20.0)	(36)	(7.2)
Dividend received exclusion	(24)	(4.2)	(20)	(11.7)	(19)	(3.8)
Other	4	0.7	3	1.9	4	0.7
Effective tax	$145	25.6%	$9	5.2%	$123	24.7%

The provision for federal income taxes is based upon filing a consolidated income tax return for the company and its subsidiaries. As of December 31, 2012, we had no operating or capital loss carry forwards. The change in our effective tax rate was primarily due to changes in pretax income from underwriting results, changes in investment income and the amount of realized investment gains and losses. Changes to tax-exempt interest and the dividend received deduction in the current year compared with prior years also contributed to the change.

Unrecognized Tax Benefits

As a result of positions either taken in our 2011 federal tax return filed with the IRS or expected to be taken in the 2012 filing, we believe it is more likely than not that our tax liability will be sustained upon examination by the IRS. We therefore carry no amount for unrecognized tax benefits for the years ended 2012, 2011 and 2010.

The statute of limitations for federal and state income tax purposes have closed for tax years 2008 and earlier. In November, 2011, the IRS began its audit of tax years 2009 and 2010. In December 2012, the IRS Exam Team completed its phase of the audit with no material changes to the returns as filed. As is standard practice whenever large refunds are received, the Joint Committee on Taxation in Washington DC is currently reviewing the 2009 and 2010 IRS audit and is expected to complete its review by mid-2013. Income taxes paid in our Consolidated Statements of Cash Flows are shown net of refunds received of $11 million, $2 million and $10 million for 2012, 2011 and 2010, respectively.

In addition to our IRS filings, we file income tax returns with immaterial amounts in various state jurisdictions.

12.	Net Income Per Common Share

Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are computed based on the weighted average number of common and dilutive potential common shares outstanding using the treasury stock method. The table shows calculations for basic and diluted earnings per share:

(In millions except share data in thousands)	Years ended December 31,
	2012	2011	2010
Numerator:
Net income—basic and diluted	$421	$164	$375

Denominator:
Weighted-average common shares outstanding	162,504	162,667	162,778
Effect of stock-based awards:
Nonvested shares	684	509	484
Stock options	473	83	12
Adjusted diluted weighted-average shares	163,661	163,259	163,274

Earnings per share:
Basic	$2.59	$1.01	$2.30
Diluted	2.57	1.01	2.30

Number of anti-dilutive stock-based awards	5,938	7,758	9,538

The current sources of dilution of our common shares are certain equity-based awards as discussed in Note 17 Stock-Based Associate Compensation Plans, Page 135. The above table includes the number of anti-dilutive stock-based awards at year-end 2012, 2011 and 2010. We did not include these stock-based awards in the computation of net income per common share (diluted) because their exercise would have anti-dilutive effects.

13.	Employee Retirement Benefits

We sponsor a defined benefit pension plan. During 2008, we changed the form of retirement benefit we offer some associates to a company match on contributions to a 401(k) plan from the defined benefit pension plan. We froze entry into the pension plan for new associates as of June 30, 2008, and only participants 40 years of age or older as of August 31, 2008, could elect to continue to participate. For participants remaining in the pension plan, we continue to contribute to fund future benefit obligations. Benefits for the defined benefit pension plan are based on years of credited service and compensation level. Contributions are based on the prescribed method defined in the Pension Protection Act. Our pension expense is based on certain actuarial assumptions and also is composed of several components that are determined using the projected unit credit actuarial cost method. During the fourth quarters of 2012 and 2011, we offered limited opportunities for distribution of vested balances to terminated participants in the qualified pension plan. The plan paid $2 million and $9 million to these terminated vested participants during 2012 and 2011, respectively. The qualified plan was amended to allow for distribution of vested balances to terminated participants on an ongoing basis.

We also sponsor a defined contribution plan (401(k) plan). Matching contributions totaled $9 million, $8 million and $8 million during the years 2012, 2011 and 2010, respectively. Associates who are not accruing benefits under the pension plan are eligible to receive the company match of up to 6 percent of cash compensation. We also pay all operating expenses for the 401(k) plan. Participants vest in the company match for the 401(k) plan after three years of eligible service.

We maintain a supplemental executive retirement plan (SERP) with obligations of $9 million at year-end 2012 and $8 million at year-end 2011, which are included in the obligation and expense amounts. The company also makes available to a select group of associates the CFC Top Hat Savings Plan, a nonqualified deferred compensation plan.

Defined Benefit Pension Plan Assumptions

We evaluate our pension plan assumptions annually and update them as necessary. The weighted-average assumptions used to determine benefit obligations at December 31 follow:

	Qualified Pension Plan		SERP
	2012	2011	2012	2011
Discount rate	4.20%	5.10%	3.95%	4.75%
Rate of compensation increase	2.75-3.25	3.50-5.50	2.75-3.25	3.50-5.50

To determine the discount rate for each plan, a hypothetical diversified portfolio of actual domestic Aa rated bonds was chosen to provide payments approximately matching the plan’s expected benefit payments. A single interest rate for each plan was determined based on the anticipated yield of the constructed portfolio. Based on this analysis, we decreased the rate from the prior year by 0.90 percentage points for the qualified plan and by 0.80 percentage points for the SERP due to market interest rate conditions at year-end 2012. Compensation increase assumptions reflect anticipated rates of inflation, real return on wage growth and merit and promotional increases. We decreased our compensation assumption to reflect the current demographics of participants in the plans and expectations of near-term salary increases.

This is a summary of the weighted-average assumptions we use to determine our net expense for the plans:

	Qualified Pension Plan			SERP
	2012	2011	2010	2012	2011	2010
Discount rate	5.10%	5.85%	6.10%	4.75%	5.55%	6.10%
Expected return on plan assets	7.50	7.50	8.00	n/a	n/a	n/a
Rate of compensation increase	3.50-5.50	3.50-5.50	4.00-6.00	3.50-5.50	3.50-5.50	4.00-6.00

The discount rate was decreased by 0.75 percentage points for the qualified pension plan and 0.80 percentage points for the SERP due to market interest rate conditions at the beginning of 2012. The discount rate assumptions for our benefit obligation generally track with high grade corporate bond yields chosen in our hypothetical portfolio, and yearly adjustments reflect any changes to those bond yields. We believe the expected return on plan assets is representative of the expected long-term rate of return on these assets. We reduced the return on plan assets assumption from 8.00 percent to 7.50 percent during 2011, which is consistent with 2012 expectations of interest rates and based partially on the fact that the plan’s common stock holdings pay dividends. We believe this rate is representative of the expected long-term rate of return on these plan assets. Our compensation increase assumptions in 2012 reflect anticipated rates of inflation, real return on wage growth and merit and promotional increases.

Benefit obligation activity using an actuarial measurement date for our qualified plan and SERP at December 31 follows:

(In millions)	At December 31,
	2012	2011
Change in projected benefit obligation:
Benefit obligation at January 1	$281	$245
Service cost	12	11
Interest cost	14	14
Actuarial loss	28	30
Benefits paid	(15)	(19)
Projected benefit obligation at December 31	$320	$281

Accumulated benefit obligation	$282	$236

Change in plan assets:
Fair value of plan assets at January 1	$216	$183
Actual return on plan assets	23	17
Employer contributions	14	35
Benefits paid	(15)	(19)
Fair value of plan assets at December 31	$238	$216

Unfunded status:
Unfunded status at December 31	$(82)	$(65)

A reconciliation follows of the funded status for our qualified plan and SERP at the end of the measurement period to the amounts recognized in the consolidated balance sheets at December 31:

(In millions)	At December 31,
	2012	2011

Pension amounts recognized as other liabilities in the consolidated balance sheets:	$(82)	$(65)

Amounts recognized in accumulated other comprehensive income not yet recognized:
Net actuarial loss	$100	$86
Prior service cost	1	2
Total	$101	$88

The change in the amount recognized in other comprehensive income is largely due to the decrease in discount rate and corresponding decreases in assumed lump sum rates. We assume that 100 percent of participants will choose lump sum payments.

Below are the components of our net periodic benefit cost, as well as other changes in plan assets and benefit obligations recognized in other comprehensive income for our qualified plan and SERP at December 31:

(In millions)	Years ended December 31,
	2012	2011	2010
Service cost	$12	$11	$10
Interest cost	14	14	14
Expected return on plan assets	(16)	(16)	(14)
Amortization of actuarial loss and prior service cost	8	4	2
Net periodic benefit cost	$18	$13	$12

(In millions)	Years ended December 31,
	2012	2011	2010
Current year actuarial loss	$20	$30	$0
Recognition of actuarial loss	(6)	(4)	(2)
Recognition of prior service cost	(1)	(1)	(1)
Total loss (gain) recognized in other comprehensive income	$13	$25	$(3)

The total recognized in net periodic benefit cost and other comprehensive income was $31 million, $38 million and $9 million for the years ended December 31, 2012, 2011 and 2010, respectively. The increase in the amount recognized in other comprehensive income from 2010 is largely due to the decreases in discount rate and lump sum rate. The estimated costs to be amortized from AOCI into net periodic benefit cost over the next year for our plans are an $8 million actuarial loss and a $1 million prior service cost.

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

Excluding cash, during 2012 we held approximately 75 percent of our pension portfolio in domestic common equity investments, which reflect the long-term time horizon of pension obligations. The remainder of the portfolio consists of 15 percent in states, municipalities and taxable political subdivisions fixed-maturity investments and 10 percent in domestic corporate fixed-maturity investments. Our common equity portfolio consists of 22 percent in the financial sector, 19 percent in the information technology sector, 13 percent in the healthcare sector, 11 percent in the industrial sector and 10 percent in the consumer discretionary sector during 2012. We had no additional sectors which accounted for 10 percent or more of our common equity portfolio balance at year end 2012. We had $3 million of cash on hand at December 31, 2012, with carrying value approximating fair value. We have purchased more fixed maturities over the past several years to increase the duration of the fixed-maturity portfolio, diversify the types of credit risk and to better match our liability risks, which is consistent with our investment strategy. Our fixed-maturity bond portfolio is investment grade. The plan does not engage in derivative transactions. We do not expect to change the current allocation of pension investments for 2013.

Investments in securities are valued based on the fair value hierarchy outlined in Note 3, Fair Value Measurements, Page 121. The following table illustrates the fair value hierarchy for those assets measured at fair value on a recurring basis at December 31, 2012 and 2011. The pension plan did not have any liabilities carried at fair value or any Level 3 assets at or during the years ended December 31, 2012 and 2011. There have been no transfers between Level 1 and Level 2 for the years ended December 31, 2012 and 2011.

(In millions)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)	Total
At December 31, 2012
Fixed maturities, available for sale:
States, municipalities and political subdivisions	$-	$36	$-	$36
Corporate securities	-	24	-	24
Total fixed maturities, available for sale	-	60	-	60
Common equities, available for sale	175	-	-	175
Total	$175	$60	$-	$235

At December 31, 2011
Fixed maturities, available for sale:
States, municipalities and political subdivisions	$-	$34	$-	$34
Corporate securities	-	25	-	25
Total fixed maturities, available for sale	-	59	-	59
Common equities, available for sale	149	-	-	149
Preferred equities, available for sale	4	-	-	4
Total	$153	$59	$-	$212

Our pension plan assets included 567,113 shares of the company’s common stock, which had a fair value of $22 million and $17 million at December 31, 2012 and 2011. The defined benefit pension plan did not purchase any shares of our common stock during 2012 and 2011. No shares of our common stock were sold during 2012. During 2011, the pension plan sold 75,000 shares of the company’s common stock for a realized gain of $2 million. The company paid $1 million in cash dividends on our common stock to the pension plan in both 2012 and 2011.

We contributed $15 million to our qualified plan during the first quarter of 2013 and expect to contribute $3 million of benefit payments from the SERP during 2013. We expect to make the following benefit payments for our qualified plan and SERP, reflecting expected future service:

(In millions)	Years ended December 31,
	2013	2014	2015	2016	2017	2018 - 2022
Expected future benefit payments	$30	$25	$27	$26	$26	$134

14.	Statutory accounting Information

Insurance companies’ financial statements are presented on the basis of accounting practices prescribed or permitted by applicable state insurance departments of domicile. Insurance companies use statutory accounting practices (SAP) as recognized by various states. We have adopted the National Association of Insurance Commissioners’ (NAIC) Accounting Practices and Procedures manual, version effective January 1, 2001, and updates through the current year as a component of prescribed or permitted practices by laws of the state of domicile. The primary differences between SAP and GAAP include the valuation of unrealized investment gains and losses, expensing of policy acquisition costs, actuarial assumptions for life insurance reserves and deferred income taxes based on differences in statutory and taxable income.

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

(In millions)	SAP Net Income (Loss)			Capital and Surplus
	Years ended December 31,			At December 31,
	2012	2011	2010	2012	2011
The Cincinnati Insurance Company	$334	$120	$318	$3,914	$3,747
The Cincinnati Casualty Company	10	15	10	293	280
The Cincinnati Indemnity Company	2	2	2	76	73
The Cincinnati Specialty Underwriters Insurance Company	6	11	1	199	186
The Cincinnati Life Insurance Company	5	(13)	15	276	281

15.	Transactions with Affiliated Parties

We paid certain officers and directors, or insurance agencies of which they are shareholders, commissions of approximately $5 million in 2012 and $6 in 2011 and 2010, on premium volume of approximately $35 million, $34 million and $36 million for 2012, 2011 and 2010, respectively.

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

The company and its subsidiaries also are occasionally involved in other legal and regulatory proceedings, some of which assert claims for substantial amounts. These actions include, among others, putative class actions seeking certification of a state or national class. Such proceedings have alleged, for example, breach of an alleged duty to search national data bases to ascertain unreported deaths of insureds under life insurance policies. The company’s insurance subsidiaries also are occasionally parties to individual actions in which extra-contractual damages, punitive damages or penalties are sought, such as claims alleging bad faith in the handling of insurance claims or claims alleging discrimination by former associates.

On a quarterly basis, we review these outstanding matters. Under current accounting guidance, we establish accruals when it is probable that a loss has been incurred and we can reasonably estimate its potential exposure. The company accounts for such probable and estimable losses, if any, through the establishment of legal expense reserves. Based on our quarterly review, we believe that our accruals for probable and estimable losses are reasonable and that the amounts accrued do not have a material effect on our consolidated financial condition or results of operations. However, if any one or more of these matters results in a judgment against us or settlement for an amount that is significantly greater than the amount accrued, the resulting liability could have a material effect on the company’s consolidated results of operations or cash flows. Based on our most recent review, our estimate for any other matter for which the risk of loss is more than remote is less than $500,000.

17.	Stock-Based Associate Compensation Plans

Four equity compensation plans currently permit us to grant various types of equity awards. We currently grant incentive stock options, nonqualified stock options, service-based restricted stock units and performance-based restricted stock units to associates, including some with market-based performance objectives under our shareholder-approved plans. We also have a Holiday Stock Plan that permits annual awards of one share of common stock to each full-time associate for each full calendar year of service up to a maximum of 10 shares. One of our equity compensation plans permits us to grant stock to our outside directors as a component of their annual compensation.

Stock-based compensation cost after tax was $11 million, $9 million and $8 million for the years ended December 31, 2012, 2011 and 2010, respectively. The related income tax benefit recognized was $5 million, $4 million and $3 million for the years ended December 31, 2012, 2011 and 2010, respectively. Options exercised during the year ended December 31, 2012, had intrinsic value of $6 million. Options exercised during the years ended December 31, 2011 and 2010 had intrinsic value less than $1 million. (Intrinsic value is the market price less the exercise price.) Options vested during the year ended December 31, 2012, 2011 and 2010 had total intrinsic value of $5 million, $2 million, and $1 million, respectively.

As of December 31, 2012, we had $19 million of unrecognized total compensation cost related to nonvested stock options and restricted stock unit awards. That cost will be recognized over a weighted-average period of 1.8 years.

Stock Options

Stock options are granted to associates at an exercise price that is equal to the fair value as reported on the Nasdaq Global Select Market for the grant date and are exercisable over 10-year periods. The stock options generally vest ratably over a three-year period. In determining the share-based compensation amounts, we estimate the fair value of each option granted on the date of grant using a binomial option-pricing model. We make assumptions in four areas to develop the binomial option-pricing model:

•	Weighted-average expected term is based on historical experience of similar awards with consideration for current exercise trends.
•	Expected volatility is based on our stock price over a historical period that approximates the expected term.
•	Dividend yield is determined by dividing the annualized per share dividend by the stock price on the date of grant.
•	Risk-free rates are the implied yield currently available on zero-coupon U.S. Treasury issues with a remaining term approximating the expected term.

The following weighted average assumptions were used in determining fair value for option grants issued during 2012 and 2011:

	2012	2011
Weighted-average expected term	8-10 years	9 years
Expected volatility	25.26-26.20%	26.06-26.12%
Dividend yield	4.51-4.52%	4.70-5.29%
Risk-free rates	1.58-2.00%	2.86-3.41%
Weighted-average fair value of options granted during the period	$6.78	$7.29

This is a summary of options information:

(Dollars in millions, shares in thousands)	Shares	Weighted- average exercise price	Aggregate intrinsic value
Outstanding at January 1, 2012	9,357	$36.71
Granted	536	35.63
Exercised	(708)	30.77
Forfeited or expired	(1,248)	35.66
Outstanding at December 31, 2012	7,937	37.34	$26

Options exercisable at end of period	6,594	$38.20	$18

Cash received from the exercise of options was $10 million and $1 million for the years ended December 31, 2012 and 2011, and less than $1 million for the year ended 2010. We acquired 311,524 shares totaling $12 million from associates in consideration for option exercises during 2012.

Options outstanding and exercisable consisted of the following at December 31, 2012:

(Shares in thousands)	Options outstanding			Options exercisable
Range of exercise prices	Shares	Weighted-average remaining contractual life	Weighted- average exercise price	Shares	Weighted- average exercise price
$25.00 to $29.99	1,359	6.39 yrs	$26.58	1,087	$26.57
$30.00 to $34.99	1,355	5.06 yrs	33.40	797	32.99
$35.00 to $39.99	2,328	3.95 yrs	38.08	1,815	38.77
$40.00 to $44.99	1,740	2.53 yrs	42.56	1,740	42.56
$45.00 to $49.99	1,155	2.93 yrs	45.26	1,155	45.26
Total	7,937	4.10 yrs	37.34	6,594	38.20

The weighted-average remaining contractual life for exercisable awards as of December 31, 2012, was 3.2 years. Under all active shareholder approved plans, a total of 17.3 million shares were authorized to be granted. These include the 7 million shares available under the Cincinnati Financial Corporation 2012 Stock Compensation Plan approved by shareholders in 2012. At December 31, 2012, 9.3 million shares remained available for future issuance under the plans. During 2012, we granted 24,118 shares of common stock to our directors for 2011 board service fees. We currently issue new shares or use treasury shares for stock-based compensation award issues or exercises.

Restricted Stock Units

Service-based restricted stock units are granted to associates at fair value of the shares on the date of grant less the present value of the dividends that holders of restricted stock units will not receive on the shares underlying the restricted stock units during the vesting period. Service-based restricted stock units cliff vest three years after the date of grant. Service-based restricted stock units vested during the year had an intrinsic value of less than $1 million, $13 million and $5 million for the years ended December, 31, 2012, 2011 and 2010, respectively. Service-based shares are issued out of treasury shares.

We have performance-based awards that vest on the first day of March after a three-calendar-year performance period. These awards vest according to the level of total shareholder return achieved compared to a peer group over a three-year period with payouts ranging from 0-125%. Total shareholder return is calculated by Bloomberg using annualized total return of a stock to an investor due to capital gain appreciation plus reinvestment of all dividends. We issued 53,150 shares of performance-based restricted stock units during 2012 at the target-level performance hurdle for the three-year performance period ending December 31, 2011, as we achieved a three-year total shareholder return which exceeded four of our eight peers. For the three-year performance period ended December 31, 2012, our total shareholder return exceeded all peers in our peer group. We expect payout of these shares at the maximum level to occur on March 1, 2013. Performance-based shares are issued out of treasury shares.

These performance-based awards are valued using a Monte-Carlo valuation on the date of grant, which uses a risk-neutral framework to model future stock price movements based upon the risk-free rate of return, the volatility of each peer and the correlations of each peer being modeled. Compensation cost is recognized regardless of whether the market-based performance objective has been satisfied. We make assumptions to develop the Monte-Carlo model as follows:

•	Correlation coefficients are based upon the price data used to calculate the historical volatilities. The correlation coefficients are used to model the way in which each entity tends to move in relation to each other.
•	Expected volatility is based on our stock price over a historical period that approximates the expected term. We have used the historical volatilities of 2.87 for 2012 grants and 2.59-2.87 years for 2011 grants.
•	Dividend yield has been modeled assuming that the holder of the award is not entitled to receive dividends that are paid during the performance period. Dividend yields of 4.51% for 2012 grants and 4.68%-5.26% for 2011 grants were used.
•	Risk-free rates are equal to the yield, as of the measurement date, of the zero-coupon U.S. Treasury bill that is commensurate with the performance period. Risk-free rates used were 0.40% for 2012 grants and 0.65%-1.25% for 2011 grants.

This is a summary of restricted stock unit and performance-based share information, assuming a target payout for performance-based shares, for the year 2012:

(Shares in thousands)	Service-based shares	Weighted- average grant date fair value	Performance-based shares	Weighted- average grant date fair value
Nonvested at January 1, 2012	563	$26.05	156	$25.86
Granted	403	31.14	110	34.89
Vested	(7)	27.84	(53)	22.88
Forfeited or canceled	(29)	27.96	(4)	30.98
Nonvested at December 31, 2012	930	28.18	209	31.26

18.	Segment Information

We operate primarily in two industries, property casualty insurance and life insurance. We regularly review our reporting segments to make decisions about allocating resources and assessing performance.

•	Commercial lines property casualty insurance
•	Personal lines property casualty insurance
•	Excess and surplus lines property casualty insurance
•	Life insurance
•	Investment operations

On January 1, 2012, we retrospectively adopted ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. All prior years’ information has been restated.

We report as Other the noninvestment operations of the parent company and its noninsurer subsidiary, CFC Investment Company.

Revenues come primarily from unaffiliated customers:

•	All four insurance segments record revenues from insurance premiums earned. Life insurance segment revenues also include separate account investment management fees.
•	Fee revenues for the commercial and personal insurance segments primarily represent installment fees.
•	Our investment operations’ revenues consist of pretax net investment income and realized investment gains and losses.
•	Other revenues are primarily finance income.

Income or loss before income taxes for each segment is reported based on the nature of that business area’s operations:

•	Income before income taxes for the insurance segments is defined as underwriting profit or loss.
o	For commercial lines, personal lines and excess and surplus lines insurance segments, we calculate underwriting profit or loss as premiums earned and fee revenue minus loss and loss expenses and underwriting expenses incurred.
o	For the life insurance segment, we calculate underwriting profit or loss as premiums earned and separate account investment management fees, minus contract holders’ benefits and expenses incurred, plus investment interest credited to contract holders.
•	Income before income taxes for the investment operations segment is net investment income plus realized investment gains and losses for investments of the entire company, minus investment interest credited to contract holders of the life insurance segment.
•	Loss before income taxes for the Other category is primarily due to interest expense from debt of the parent company and operating expenses of our headquarters.

Identifiable assets are used by each segment in its operations. We do not separately report the identifiable assets for the commercial, personal or excess and surplus lines segments because we do not use that measure to analyze the segments. We include all investment assets, regardless of ownership, in the investment operations segment.

This table summarizes segment information:

(In millions)	Years ended December 31,
	2012	2011	2010
Revenues:
Commercial lines insurance
Commercial casualty	$767	$711	$693
Commercial property	545	497	489
Commercial auto	426	394	384
Workers' compensation	344	318	311
Specialty packages	151	138	149
Surety and executive risk	111	103	95
Machinery and equipment	39	36	33
Commercial lines insurance premiums	2,383	2,197	2,154
Fee revenue	4	3	2
Total commercial lines insurance	2,387	2,200	2,156

Personal lines insurance
Personal auto	404	368	337
Homeowner	353	294	289
Other personal lines	111	100	95
Personal lines insurance premiums	868	762	721
Fee revenue	2	1	2
Total personal lines insurance	870	763	723

Excess and surplus lines insurance	93	70	49

Life insurance premiums	178	165	158
Separate account investment management fees	1	2	1
Total life insurance	179	167	159

Investment operations
Investment income, net of expenses	531	525	518
Realized investment gains, net	42	70	159
Total investment revenue	573	595	677

Other	9	8	8
Total revenues	$4,111	$3,803	$3,772

Income (loss) before income taxes:
Insurance underwriting results:
Commercial lines insurance	$181	$(102)	$14
Personal lines insurance	(43)	(182)	(55)
Excess and surplus lines insurance	(1)	6	(8)
Life insurance	(3)	(3)	6
Investment operations	491	514	598
Other	(59)	(60)	(57)
Total income before income taxes	$566	$173	$498

	December 31,	December 31,
	2012	2011
Identifiable assets:
Property casualty insurance	$2,395	$2,272
Life insurance	1,201	1,237
Investment operations	12,599	11,883
Other	353	243
Total	$16,548	$15,635

19.	Quarterly Supplementary Data

This table includes unaudited quarterly financial information for the years ended December 31, 2012 and 2011:

(Dollars in millions except per share data)	Quarter
	1st	2nd	3rd	4th	Full year
2012
Revenues *	$986	$1,020	$1,035	$1,070	$4,111
Income before income taxes	112	29	152	273	566
Net income	86	32	111	192	421
Net income per common share—basic	0.53	0.20	0.69	1.18	2.59
Net income per common share—diluted	0.53	0.20	0.68	1.17	2.57

2011
Revenues *	$929	$975	$944	$955	$3,803
Income (loss) before income taxes	75	(99)	11	186	173
Net income (loss)	61	(50)	19	134	164
Net income (loss) per common share—basic	0.38	(0.31)	0.12	0.82	1.01
Net income (loss) per common share—diluted	0.38	(0.31)	0.12	0.82	1.01

Note: The sum of the quarterly reported per share amounts may not equal the full year as each is computed independently.

*	Revenues including realized investment gains and losses, which are integral to our financial results over the long term, may cause this value to fluctuate substantially because we have substantial discretion in the timing of investment sales. Also, applicable accounting standards require us to recognize gains and losses from certain changes in fair values of securities and embedded derivatives without actual realization of those gains and losses. We discuss realized investment gains for the past three years in Item 7, Investments Results of Operations, Page 79.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company’s management, with the participation of the company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of December 31, 2012. Based upon that evaluation, the company’s chief executive officer and chief financial officer concluded that the design and operation of the company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure that:

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

Changes in Internal Control over Financial Reporting – During the three months ended December 31, 2012, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management’s Annual Report on Internal Control Over Financial Reporting and the Report of the Independent Registered Public Accounting Firm are set forth in Item 8, Pages 106 and 107.

Item 9B.	Other Information

None

Part III

Our Proxy Statement will be filed with the SEC no later than March 18, 2013, in preparation for the 2013 Annual Meeting of Shareholders scheduled for April 27, 2013. As permitted in Paragraph G(3) of the General Instructions for Form 10-K, we are incorporating by reference to that statement portions of the information required by Part III as noted in Item 10 through Item 14 below.

Item 10.	Directors, Executive Officers and Corporate Governance

a)	The following sections of our Proxy Statement for our Annual Meeting of Shareholders to be held April 27, 2013, are incorporated herein by reference: “Section 16(a) Beneficial Ownership Reporting Compliance,” “Information about the Board of Directors,” and “Governance of Your Company.”

b)	Information about the “Code of Ethics for Senior Financial Officers” appeared in the 2004 Proxy Statement as an appendix and is available at www.cinfin.com/investors. Our Code of Ethics applies to those who are responsible for preparing and disclosing our financial information. This includes our chief executive officer, chief financial officer and others performing similar functions.

c)	Set forth below is information concerning about the company’s executive officers who are not also directors of the company, as of February 27, 2013.

Name and Age as of February 27, 2013	Primary Title(s) and Business Responsibilities Since February 2008	Executive Officer Since
Teresa C. Cracas (47)	Chief risk officer and senior vice president of The Cincinnati Insurance Company; until 2011, vice president and counsel. Responsible for strategic planning and risk management, including oversight of modeling for financial analysis and property casualty reserving and pricing.	2011
Donald J. Doyle, Jr., CPCU, AIM (46)	Senior vice president of The Cincinnati Insurance Company. Responsible for excess and surplus lines underwriting and operations.	2008
Martin F. Hollenbeck, CFA, CPCU (53)	President and chief operating officer of CFC Investment Company, a subsidiary. Chief investment officer since 2009, senior vice president, assistant secretary and assistant treasurer since 2008 of Cincinnati Financial Corporation. Chief investment officer and senior vice president since 2009 of The Cincinnati Insurance Company; until 2009, vice president. President from 2008 to 2009 of CinFin Capital Management Company, a former subsidiary. Responsible for investment operations, including oversight of leasing and financing services; also responsible until 2009 for operation of asset management services.	2008
John S. Kellington (51)	Chief information officer and senior vice president of The Cincinnati Insurance Company. Responsible for enterprise strategic technology and oversight of all technology activities. Until 2010, senior vice president of ACORD Corporation, a nonprofit group that develops global insurance standards.	2010
Lisa A. Love (53)	Senior vice president, general counsel and corporate secretary of Cincinnati Financial Corporation and The Cincinnati Insurance Company. Until 2011, senior counsel of The Cincinnati Insurance Company. Responsible for corporate legal, governance and compliance activities, including regulatory and consumer relations operations.	2011
Eric N. Mathews, CPCU, AIAF (57)	Principal accounting officer since 2008, and vice president, assistant secretary and assistant treasurer of Cincinnati Financial Corporation. Senior vice president of The Cincinnati Insurance Company. Responsible for corporate accounting, including SEC accounting.	2001

Name and Age as of February 27, 2013	Primary Title(s) and Business Responsibilities Since February 2008	Executive Officer Since
Martin J. Mullen, CPCU (57)	Chief claims officer and senior vice president of The Cincinnati Insurance Company; vice president until 2008. Responsible for oversight of all headquarters and field claims operations, special investigations unit and claims administration; responsible until 2008 for casualty claims.	2008
David H. Popplewell, FALU, LLIF (69)	President and chief operating officer of The Cincinnati Life Insurance Company. Responsible for life insurance underwriting and operations.	1997
Jacob F. Scherer, Jr. (60)	Chief insurance officer since 2012 and executive vice president of The Cincinnati Insurance Company; senior vice president until 2008. Responsible for executive oversight of property casualty insurance sales, marketing, underwriting, related field services, relationships with independent agents and reinsurance.	1995
Michael J. Sewell (49)	Chief financial officer and senior vice president since 2011 of Cincinnati Financial Corporation and The Cincinnati Insurance Company. Treasurer since 2011 of Cincinnati Financial Corporation. Until 2011, partner at Deloitte & Touche LLP. Responsible for oversight of all accounting, finance, financial reporting, purchasing, investor relations and shareholder services.	2011
Joan O. Shevchik, CPCU, CLU (62)	Senior vice president of The Cincinnati Insurance Company. Responsible for corporate communications, including media relations and website content management.	2003
Stephen M. Spray (46)	Senior vice president of The Cincinnati Insurance Company; vice president until 2012. Responsible for sales and marketing, including management of field underwriters and agency plant; responsible from 2010 to 2011 for target markets and, prior to 2010, for excess and surplus lines marketing and underwriting.	2012
Charles P. Stoneburner II, CPCU, AIM (60)	Senior vice president of The Cincinnati Insurance Company. Responsible for commercial lines underwriting and operations, including oversight of loss control, premium audit and machinery and equipment insurance; responsible until 2008 for field claims operations.	2008
Timothy L. Timmel (64)	Senior vice president of The Cincinnati Insurance Company. Responsible for operations including oversight of administrative services, corporate communications, data entry, facilities maintenance and security, government relations, human resources, learning and development, legal litigation and printing; also responsible until 2008 for oversight of field claims operations.	1997

Item11.	Executive Compensation

The “Compensation of Named Executive Officers and Directors,” section of our Proxy Statement for our Annual Meeting of Shareholders to be held April 27, 2013, which includes the “Report of the Compensation Committee,” “Compensation Committee Interlocks and Insider Participation,” and the “Compensation Discussion and Analysis,” is incorporated herein by reference.

Item12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

a)	The “Security Ownership of Principal Shareholders and Management” section of our Proxy Statement for our Annual Meeting of Shareholders to be held April 27, 2013, is incorporated herein by reference.

b)	Information on securities authorized for issuance under equity compensation plans appears in Part II, Item 5, Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, Page 34. Additional information on share-based compensation under our equity compensation plans is available in Item 8, Note 17 of the Consolidated Financial Statements, Page 135.

Item13.	Certain Relationships and Related Transactions, and Director Independence

The following sections of our Proxy Statement for our Annual Meeting of Shareholders to be held April 27, 2013, are incorporated herein by reference: “Governance of Your Company — Director Independence” and “Governance of Your Company — Certain Relationships and Transactions.”

Item14.	Principal Accounting Fees and Services

The “Audit-Related Matters,” section of our Proxy Statement for our Annual Meeting of Shareholders to be held April 27, 2013, which includes the “Proposal 2 —Ratification of Selection of Independent Registered Public Accounting Firm,” “Report of the Audit Committee,” “Fees Billed by the Independent Registered Public Accounting Firm,” and “Services Provided by the Independent Registered Public Accounting Firm,” is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

a)	Financial Statements – information contained in Part II, Item 8, of this report, Page 108 to Page 111

b)	Exhibits – see Index of Exhibits, Page 155

c)	Financial Statement Schedules
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
Schedule III – Supplementary Insurance Information, Page 149
Schedule IV – Reinsurance, Page 151
Schedule V – Valuation and Qualifying Accounts, Page 152
Schedule VI – Supplementary Information Concerning Property Casualty Insurance Operations, Page 153

Schedule I

Cincinnati Financial Corporation and Subsidiaries

Summary of Investments - Other Than Investments in Related Parties

(In millions)	At December 31, 2012
Type of investment	Cost or amortized cost	Fair value	Balance sheet
Fixed maturities:
States, municipalities and political subdivisions:
The Cincinnati Insurance Company	$2,528	$2,717	$2,717
The Cincinnati Casualty Company	123	133	133
The Cincinnati Indemnity Company	36	39	39
The Cincinnati Specialty Underwriters Insurance Company	152	169	169
CSU Producer Resources Inc.	1	1	1
The Cincinnati Life Insurance Company	200	230	230
Total	3,040	3,289	3,289
Convertibles and bonds with warrants attached:
The Cincinnati Insurance Company	27	27	27
Cincinnati Financial Corporation	4	4	4
Total	31	31	31
United States government:
The Cincinnati Insurance Company	1	1	1
The Cincinnati Casualty Company	1	2	2
The Cincinnati Indemnity Company	1	1	1
The Cincinnati Life Insurance Company	4	4	4
Total	7	8	8
Government-sponsored enterprises:
The Cincinnati Life Insurance Company	164	164	164
Total	164	164	164
Foreign government:
The Cincinnati Insurance Company	3	3	3
Total	3	3	3
All other corporate bonds:
The Cincinnati Insurance Company	2,356	2,664	2,664
The Cincinnati Casualty Company	96	107	107
The Cincinnati Indemnity Company	22	24	24
The Cincinnati Specialty Underwriters Insurance Company	131	143	143
The Cincinnati Life Insurance Company	2,285	2,555	2,555
CSU Producer Resources Inc.	6	6	6
Cincinnati Financial Corporation	81	99	99
Total	4,977	5,598	5,598
Total fixed maturities	$8,222	$9,093	$9,093

Schedule I (continued)

Cincinnati Financial Corporation and Subsidiaries
Summary of Investments - Other Than Investments in Related Parties

(In millions)	At December 31, 2012
Type of investment	Cost or amortized cost	Fair value	Balance sheet
Equity securities:
Common stocks:
The Cincinnati Insurance Company	$1,432	$2,136	$2,136
The Cincinnati Casualty Company	47	68	68
The Cincinnati Indemnity Company	13	16	16
The Cincinnati Specialty Underwriters Insurance Company	43	52	52
The Cincinnati Life Insurance Company	3	4	4
CSU Producer Resources Inc.	4	5	5
Cincinnati Financial Corporation	728	957	957
Total	2,270	3,238	3,238
Nonredeemable preferred stocks:
The Cincinnati Insurance Company	91	121	121
The Cincinnati Life Insurance Company	7	13	13
Cincinnati Financial Corporation	1	1	1
Total	99	135	135
Total equity securities	$2,369	$3,373	$3,373
Other invested assets:
Policy loans:
The Cincinnati Life Insurance Company	37	—	37
Limited partnerships:
Cincinnati Financial Corporation	31	—	31
Total other invested assets	$68	—	$68
Total investments	$10,659	—	$12,534

Schedule II

Cincinnati Financial Corporation (parent company only)
Condensed Balance Sheets

(In millions)	At December 31,
	2012	2011
ASSETS
Investments
Fixed maturities, at fair value	$103	$225
Equity securities, at fair value	958	806
Other invested assets	31	29
Cash and cash equivalents	90	20
Equity in net assets of subsidiaries	5,103	4,776
Investment income receivable	3	4
Land, building and equipment, net, for company use (accumulated depreciation:
2012—$100; 2011—$94)	153	158
Prepaid income tax	14	-
Other assets	35	13
Due from subsidiaries	75	65
Total assets	$6,565	$6,096

LIABILITIES
Dividends declared but unpaid	$66	$65
Deferred federal income tax	63	40
Long-term debt	790	790
Other liabilities	193	168
Total liabilities	1,112	1,063

SHAREHOLDERS' EQUITY
Common stock	394	393
Paid-in capital	1,134	1,096
Retained earnings	4,021	3,863
Accumulated other comprehensive income	1,129	901
Treasury stock at cost	(1,225)	(1,220)
Total shareholders' equity	5,453	5,033
Total liabilities and shareholders' equity	$6,565	$6,096

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8, Page 105.

Schedule II (continued)

Cincinnati Financial Corporation (parent company only)
Condensed Statements of Comprehensive Income

(In millions)	Years ended December 31,
	2012	2011	2010
REVENUES
Investment income, net of expenses	$42	$41	$41
Realized gains on investments	34	15	17
Other revenue	15	14	14
Total revenues	91	70	72

EXPENSES
Interest expense	53	53	52
Other expenses	27	25	24
Total expenses	80	78	76

INCOME (LOSS) BEFORE INCOME TAXES AND EARNINGS OF SUBSIDIARIES	11	(8)	(4)

BENEFIT FOR INCOME TAXES	(4)	(9)	(7)

NET INCOME BEFORE EARNINGS OF SUBSIDIARIES	15	1	3

Increase in equity of subsidiaries	406	163	372

NET INCOME	$421	$164	$375
OTHER COMPREHENSIVE INCOME, BEFORE TAX
Unrealized gains on investments available-for-sale	67	59	45
Unrealized gains on investments held by subsidiaries	361	250	338
Reclassification adjustment for (gains) losses included in net income	(34)	(15)	17
Reclassification adjustment for (gains) included in net income on subsidiaries	(8)	(55)	(176)
Unrealized gains on other	5	1	4
Unrealized losses on other subsidiaries	(26)	(12)	(8)
Unrealized gains on investments available-for-sale, investments held by subsidiaries and other	365	228	220
Amortization of pension actuarial (loss) gain and prior service cost	(13)	(25)	3
Other comprehensive income before tax	352	203	223
Income taxes on above of other comprehensive income	124	71	78
Other comprehensive income, net of tax	228	132	145
COMPREHENSIVE INCOME	$649	$296	$520

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8, Page 105.

Schedule II (continued)

Cincinnati Financial Corporation (parent company only)
Condensed Statements of Cash Flows

(In millions)	Years ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$421	$164	$375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7	7	7
Realized gains on investments, net	(34)	(15)	(17)
Dividends from subsidiaries	300	180	220
Changes in:
Increase in equity of subsidiaries	(406)	(163)	(372)
Investment income receivable	1	1	-
Current federal income taxes	(24)	25	3
Deferred income taxes	18	(10)	2
Other assets	(2)	2	-
Other liabilities	7	(23)	(12)
Net cash provided by operating activities	288	168	206

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed-maturities	114	5	32
Call or maturity of fixed maturities	13	13	21
Sale of equity securities	111	101	85
Purchase of fixed maturities	(1)	-	(27)
Purchase of equity securities	(212)	(78)	(92)
Investment in buildings and equipment, net	(1)	(1)	-
Change in other invested assets, net	4	5	-
Net cash provided by investing activities	28	45	19

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in notes payable	-	55	-
Payment of cash dividends to shareholders	(256)	(255)	(252)
Purchase of treasury shares	-	(32)	(10)
Proceeds from stock options exercised	9	(4)	(2)
Net transfers to subsidiaries	(2)	2	21
Other	3	3	2
Net cash used in financing activities	(246)	(231)	(241)
Net increase (decrease) in cash and cash equivalents	70	(18)	(16)
Cash and cash equivalents at beginning of year	20	38	54
Cash and cash equivalents at end of year	$90	$20	$38

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8, Page 105.

Schedule III

Cincinnati Financial Corporation and Subsidiaries
Supplementary Insurance Information
(In millions)	Years ended December 31,
	2012	2011	2010
Deferred policy acquisition costs:
Commercial lines insurance	$235	$204	$204
Personal lines insurance	93	92	76
Excess and surplus lines insurance	9	7	6
Total property casualty insurance	337	303	286
Life insurance	133	174	172
Total	$470	$477	$458

Gross future policy benefits, losses, claims and expense losses:
Commercial lines insurance	$3,645	$3,780	$3,728
Personal lines insurance	398	419	353
Excess and surplus lines insurance	126	81	56
Total property casualty insurance	4,169	4,280	4,137
Life insurance	2,341	2,257	2,073
Total (1)	$6,510	$6,537	$6,210

Gross unearned premiums:
Commercial lines insurance	$1,246	$1,149	$1,116
Personal lines insurance	490	440	401
Excess and surplus lines insurance	54	42	34
Total property casualty insurance	1,790	1,631	1,551
Life insurance	2	2	2
Total (1)	$1,792	$1,633	$1,553

Other policy claims and benefits payable:
Commercial lines insurance	$-	$-	$-
Personal lines insurance	-	-	-
Excess and surplus lines insurance	-	-	-
Total property casualty insurance	-	-	-
Life insurance	15	16	24
Total (1)	$15	$16	$24

Earned premiums:
Commercial lines insurance	$2,383	$2,197	$2,154
Personal lines insurance	868	762	721
Excess and surplus lines insurance	93	70	49
Total property casualty insurance	3,344	3,029	2,924
Life insurance	178	165	158
Total	$3,522	$3,194	$3,082

Schedule III (continued)

Cincinnati Financial Corporation and Subsidiaries
Supplementary Insurance Information
(In millions)	Years ended December 31,
	2012	2011	2010
Investment income, net of expenses:
Commercial lines insurance	$-	$-	$-
Personal lines insurance	-	-	-
Excess and surplus lines insurance	-	-	-
Total property casualty insurance (2)	351	350	348
Life insurance	137	134	129
Total	$488	$484	$477

Benefits, claims losses and settlement expenses:
Commercial lines insurance	$1,420	$1,570	$1,437
Personal lines insurance	652	723	537
Excess and surplus lines insurance	65	42	41
Total property casualty insurance	2,137	2,335	2,015
Life insurance	185	189	170
Consolidated eliminations	-	-	(5)
Total	$2,322	$2,524	$2,180

Amortization of deferred policy acquisition costs:
Commercial lines insurance	$462	$441	$424
Personal lines insurance	183	144	139
Excess and surplus lines insurance	17	13	9
Total property casualty insurance	662	598	572
Life insurance	45	33	36
Total (3)	$707	$631	$608

Underwriting, acquisition and insurance expenses:
Commercial lines insurance	$324	$291	$281
Personal lines insurance	78	78	102
Excess and surplus lines insurance	12	9	7
Total property casualty insurance	414	378	390
Life insurance	34	30	26
Total (3)	$448	$408	$416

Net written premiums:
Commercial lines insurance	$2,459	$2,218	$2,155
Personal lines insurance	918	801	750
Excess and surplus lines insurance	105	79	58
Total property casualty insurance	3,482	3,098	2,963
Accident health insurance	3	3	3
Total	$3,485	$3,101	$2,966

Notes to Schedule III:

(1) The sum of gross future policy benefits, losses, claims and expense losses, gross unearned premium and other policy claims and benefits payable is equal to the sum of Loss and loss expense reserves, Life policy reserves and investment contract reserves and Unearned premiums reported in the company’s consolidated balance sheets, Page 108.

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

Schedule IV

Cincinnati Financial Corporation and Subsidiaries
Reinsurance
(Dollars in millions)	Years ended December 31,
	2012	2011	2010
Gross amounts:
Life insurance in force	$81,467	$77,691	$74,123
Earned premiums
Commercial lines insurance	$2,524	$2,348	$2,281
Personal lines insurance	897	812	746
Excess and surplus lines insurance	99	76	53
Total property casualty insurance	3,520	3,236	3,080
Life insurance	235	220	211
Total	$3,755	$3,456	$3,291

Ceded amounts to other companies:
Life insurance in force	$36,340	$35,690	$35,016
Earned premiums
Commercial lines insurance	$149	$162	$136
Personal lines insurance	30	51	26
Excess and surplus lines insurance	6	6	4
Total	185	219	166
Life insurance	57	55	53
Total	$242	$274	$219

Assumed amounts from other companies:
Life insurance in force	$-	$1	$1
Earned premiums
Commercial lines insurance	$8	$11	$9
Personal lines insurance	1	1	1
Excess and surplus lines insurance	-	-	-
Total property casualty insurance	9	12	10
Life insurance	-	-	-
Total	$9	$12	$10

Net amounts:
Life insurance in force	$45,126	$42,001	$39,108
Earned premiums
Commercial lines insurance	$2,383	$2,197	$2,154
Personal lines insurance	868	762	721
Excess and surplus lines insurance	93	70	49
Total property casualty insurance	3,344	3,029	2,924
Life insurance	178	165	158
Total	$3,522	$3,194	$3,082

Percentage of amounts assumed to net:
Life insurance in force	0.0%	0.0%	0.0%
Earned premiums
Commercial lines insurance	0.3%	0.5%	0.4%
Personal lines insurance	0.1	0.2	0.2
Excess and surplus lines insurance	0.0	0.0	0.0
Total property casualty insurance	0.3	0.4	0.4
Life insurance	0.0	0.0	0.0
Total	0.3	0.4	0.4

Schedule V

Cincinnati Financial Corporation and Subsidiaries
Valuation and Qualifying Accounts
(In millions)	At December 31,
	2012	2011	2010
Allowance for doubtful receivables:
Balance at beginning of period	$2	$3	$3
Additions charged to costs and expenses	1	2	2
Deductions	(1)	(3)	(2)
Balance at end of period	$2	$2	$3

Schedule VI

Cincinnati Financial Corporation and Subsidiaries
Supplementary Information Concerning Property Casualty Insurance Operations
(In millions)	Years ended December 31,
	2012	2011	2010
Deferred policy acquisition costs:
Commercial lines insurance	$235	$204	$204
Personal lines insurance	93	92	76
Excess and surplus lines insurance	9	7	6
Total	$337	$303	$286

Reserves for unpaid claims and claim adjustment expenses:
Commercial lines insurance	$3,645	$3,780	$3,728
Personal lines insurance	398	419	353
Excess and surplus lines insurance	126	81	56
Total	$4,169	$4,280	$4,137

Reserve discount deducted	$-	$-	$-

Unearned premiums:
Commercial lines insurance	$1,246	$1,149	$1,116
Personal lines insurance	490	440	401
Excess and surplus lines insurance	54	42	34
Total	$1,790	$1,631	$1,551

Earned premiums:
Commercial lines insurance	$2,383	$2,197	$2,154
Personal lines insurance	868	762	721
Excess and surplus lines insurance	93	70	49
Total	$3,344	$3,029	$2,924

Investment income:
Commercial lines insurance	$-	$-	$-
Personal lines insurance	-	-	-
Excess and surplus lines insurance	-	-	-
Total (1)	$351	$350	$348

Loss and loss expenses incurred related to current accident year:
Commercial lines insurance	$1,712	$1,804	$1,706
Personal lines insurance	751	765	571
Excess and surplus lines insurance	70	51	42
Total	$2,533	$2,620	$2,319

Loss and loss expenses incurred related to prior accident years:
Commercial lines insurance	$(292)	$(234)	$(269)
Personal lines insurance	(99)	(42)	(34)
Excess and surplus lines insurance	(5)	(9)	(1)
Total	$(396)	$(285)	$(304)

Amortization of deferred policy acquisition costs:
Commercial lines insurance	$461	$441	$423
Personal lines insurance	183	144	139
Excess and surplus lines insurance	17	13	9
Total	$661	$598	$571

Paid loss and loss expenses:
Commercial lines insurance	$1,546	$1,545	$1,330
Personal lines insurance	659	676	526
Excess and surplus lines insurance	24	20	9
Total	$2,229	$2,241	$1,865

Net written premiums:
Commercial lines insurance	$2,459	$2,218	$2,155
Personal lines insurance	918	801	750
Excess and surplus lines insurance	105	79	58
Total	$3,482	$3,098	$2,963

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

Cincinnati Financial Corporation

/S/ Eric N. Mathews

By:	Eric N. Mathews, CPCU, AIAF
Title:	Principal Accounting Officer, Vice President, Assistant Secretary and Assistant Treasurer
Date:	February 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Kenneth W. Stecher	Chairman of the Board	February 27, 2013
Kenneth W. Stecher
/S/ Steven J. Johnston	President, Chief Executive Officer and Director	February 27, 2013
Steven J. Johnston
/S/ Michael J. Sewell	Chief Financial Officer, Senior Vice President and Treasurer	February 27, 2013
Michael J. Sewell
/S/ William F. Bahl	Director	February 27, 2013
William F. Bahl
/S/ Gregory T. Bier	Director	February 27, 2013
Gregory T. Bier
/S/ Dirk J. Debbink	Director	February 27, 2013
Dirk J. Debbink
/S/ Linda W. Clement-Holmes	Director	February 27, 2013
Linda W. Clement-Holmes
/S/ Kenneth C. Lichtendahl	Director	February 27, 2013
Kenneth C. Lichtendahl
/S/ W. Rodney McMullen	Director	February 27, 2013
W. Rodney McMullen
/S/ Gretchen W. Price	Director	February 27, 2013
Gretchen W. Price
/S/ John J. Schiff, Jr.	Director	February 27, 2013
John J. Schiff, Jr.
/S/ Thomas R. Schiff	Director	February 27, 2013
Thomas R. Schiff
/S/ Douglas S. Skidmore	Director	February 27, 2013
Douglas S. Skidmore
/S/ John F. Steele, Jr.	Director	February 27, 2013
John F. Steele, Jr.
/S/ Larry R. Webb	Director	February 27, 2013
Larry R. Webb
/S/ E. Anthony Woods	Director	February 27, 2013
E. Anthony Woods

Index of Exhibits

Exhibit No.	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of Cincinnati Financial Corporation (incorporated by reference to the company’s 2010 Annual Report on Form 10-K dated February 25, 2011, Exhibit 3.1)

3.2	Regulations of Cincinnati Financial Corporation (incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, Exhibit 3.2) (File No. 000-04604)

4.1	Indenture with The Bank of New York Trust Company (incorporated by reference to the company’s Current Report on Form 8-K dated November 2, 2004, filed with respect to the issuance of the company’s 6.125% Senior Notes due November 1, 2034)

4.2	Supplemental Indenture with The Bank of New York Trust Company (incorporated by reference to the company’s Current Report on Form 8-K dated November 2, 2004, filed with respect to the issuance of the company’s 6.125% Senior Notes due November 1, 2034)

4.3	Second Supplemental Indenture with The Bank of New York Trust Company (incorporated by reference to the company’s Current Report on Form 8-K dated May 9, 2005, filed with respect to the completion of the company’s exchange offer and rescission offer for its 6.90% senior debentures due 2028)

4.4	Form of 6.125% Exchange Note Due 2034 (included in Exhibit 4.2)

4.5	Form of 6.92% Debentures Due 2028 (included in Exhibit 4.3)

4.6	Indenture with the First National Bank of Chicago (subsequently assigned to The Bank of New York Trust Company) (incorporated by reference to the company’s registration statement on Form S-3 effective May 22, 1998 (File No. 333-51677))

4.7	Form of 6.90% Debentures Due 2028 (included in Exhibit 4.6)

10.1	Cincinnati Financial Corporation Directors’ Stock Plan of 2009 (incorporated by reference to the company’s definitive Proxy Statement dated March 20, 2009)

10.2	Cincinnati Financial Corporation Stock Option Plan No. VI (incorporated by reference to the company’s definitive Proxy Statement dated March 1, 1999) (File No. 000-04604)

10.3	Cincinnati Financial Corporation Stock Option Plan No. VII (incorporated by reference to the company’s definitive Proxy Statement dated March 8, 2002) (File No. 000-04604)

10.4	Cincinnati Financial Corporation Annual Incentive Compensation Plan of 2009 (incorporated by reference to the company’s definitive Proxy Statement dated March 20, 2009)

10.5	Cincinnati Financial Corporation 2006 Stock Compensation Plan (incorporated by reference to the company’s definitive Proxy Statement dated March 30, 2007)

10.6	Cincinnati Financial Corporation 2012 Stock Compensation Plan (incorporated by reference to the company’s definitive Proxy Statement dated March 16, 2012)

10.7	Amended and Restated Cincinnati Financial Corporation Supplemental Retirement Plan dated January 1, 2009

10.8	Form of Incentive Stock Option Agreement for Stock Option Plan VII (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated October 20, 2006)

10.9	Form of Nonqualified Stock Option Agreement for Stock Option Plan VII (incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated October 20, 2006)

10.10	Form of Incentive Stock Option Agreement for the 2006 Stock Compensation Plan (incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated October 20, 2006)

10.11	Form of Nonqualified Stock Option Agreement for the 2006 Stock Compensation Plan (incorporated by reference to Exhibit 10.4 filed with the company’s Current Report on Form 8-K dated October 20, 2006)

10.12	Form of Restricted Stock Unit Agreement for use under the Cincinnati Financial Corporation 2006 Stock Compensation Plan (performance-based) (incorporated by reference to Exhibit 10.1 filed with the company's Current Report on Form 8-K dated November 18, 2008)

10.13	Form of Incentive Compensation Agreement for the Cincinnati Financial Corporation Incentive Compensation Plan of 2009 (incorporated by reference to Exhibit 10.1 filed with the company's Current Report on Form 8-K dated March 16, 2009)

10.14	Amended and Restated Cincinnati Financial Corporation Top Hat Savings Plan dated January 1, 2011

10.15	Letter Agreement by and among Cincinnati Financial Corporation , CFC Investment Company and PNC Bank, National Association, dated August 25, 2011 renewing $75 million committed line of credit pursuant to the Credit Agreement referenced in Exhibit 10.39 above (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated August 25, 2011)

10.16	Cincinnati Financial Corporation Executive Deferred Compensation Agreement by and between the Cincinnati Financial Corporation and Michael J. Sewell, dated as of October 25, 2011 (incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

Exhibit No.	Exhibit Description

10.17	Credit Agreement by and among Cincinnati Financial Corporation, CFC Investment Company, PNC Bank, N.A. as Administrative Agent, PNC Capital Markets, LLC, as Sole Bookrunner and Joint Lead Arranger, Fifth Third Bank, N.A., as Joint Lead Arranger and Syndication Agent, The Huntington National Bank and U.S. Bank, N.A., as Documentation Agents, dated May 31, 2012 (incorporated by reference to the company’s Current Report on Form 8-K dated May 31, 2012, Exhibit 10.1)

10.18	Agreement by and between The Cincinnati Insurance Company and its affiliated and subsidiary companies and Thomas A. Joseph dated October 19, 2012 (incorporated by reference Exhibit 10.1 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)

11	Statement re: Computation of per share earnings for the years ended December 31, 2012, 2011, and 2010 contained in Part II, Item 8, Note 12 to the Consolidated Financial Statements

14	Cincinnati Financial Corporation Code of Ethics for Senior Financial Officers (incorporated by reference to the company’s definitive Proxy Statement dated March 18, 2004 (File No. 000-04604))

21	Cincinnati Financial Corporation subsidiaries contained in Part I, Item 1 of this report

23	Consent of Independent Registered Public Accounting Firm

31A	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Executive Officer

31B	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Financial Officer

32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002

