Form 10-Q
period 2013-03-31
CINCINNATI FINANCIAL CORP
filed 2013-04-25
CIK 20286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)
☑        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2013.

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

☑ Large accelerated filer ☐ Accelerated filer ☐ Nonaccelerated filer ☐ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
☐Yes ☑ No

As of April 22, 2013, there were 163,435,801 shares of common stock outstanding.

CINCINNATI FINANCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2013

Cincinnati Financial Corporation First-Quarter 2013 10-Q

Part I – Financial Information
Item 1.        Financial Statements (unaudited)

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions except per share data)	March 31,	December 31,
	2013	2012
ASSETS
Investments
Fixed maturities, at fair value (amortized cost: 2013—$8,323; 2012—$8,222)	$9,169	$9,093
Equity securities, at fair value (cost: 2013—$2,416; 2012—$2,369)	3,801	3,373
Other invested assets	67	68
Total investments	13,037	12,534
Cash and cash equivalents	380	487
Investment income receivable	117	115
Finance receivable	76	75
Premiums receivable	1,291	1,214
Reinsurance recoverable	620	615
Prepaid reinsurance premiums	26	26
Deferred policy acquisition costs	491	470
Land, building and equipment, net, for company use (accumulated depreciation: 2013—$398; 2012—$397)	216	217
Other assets	57	61
Separate accounts	726	734
Total assets	$17,037	$16,548
LIABILITIES
Insurance reserves
Loss and loss expense reserves	$4,240	$4,230
Life policy and investment contract reserves	2,310	2,295
Unearned premiums	1,875	1,792
Other liabilities	578	660
Deferred income tax	588	453
Note payable	104	104
Long-term debt and capital lease obligations	831	827
Separate accounts	726	734
Total liabilities	11,252	11,095
Commitments and contingent liabilities (Note 12)	—	—
SHAREHOLDERS' EQUITY
Common stock, par value—$2 per share; (authorized: 2013 and 2012—500 million shares; issued and outstanding: 2013 and 2012—197 million shares)	395	394
Paid-in capital	1,146	1,134
Retained earnings	4,109	4,021
Accumulated other comprehensive income	1,362	1,129
Treasury stock at cost (2013 and 2012—34 million shares)	(1,227)	(1,225)
Total shareholders' equity	5,785	5,453
Total liabilities and shareholders' equity	$17,037	$16,548

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Financial Corporation First-Quarter 2013 10-Q

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three months ended March 31,
(In millions except per share data)	2013	2012
REVENUES
Earned premiums	$931	$839
Investment income, net of expenses	128	131
Total realized investment gains, net	41	13
Fee revenues	1	1
Other revenues	2	2
Total revenues	1,103	986
BENEFITS AND EXPENSES
Insurance losses and policyholder benefits	568	582
Underwriting, acquisition and insurance expenses	300	274
Interest expense	13	14
Other operating expenses	5	4
Total benefits and expenses	886	874
INCOME BEFORE INCOME TAXES	217	112
PROVISION FOR INCOME TAXES
Current	54	20
Deferred	9	6
Total provision for income taxes	63	26
NET INCOME	$154	$86
PER COMMON SHARE
Net income—basic	$0.95	$0.53
Net income—diluted	0.94	0.53
Accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Financial Corporation First-Quarter 2013 10-Q

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended March 31,
(In millions)	2013	2012
NET INCOME	$154	$86
OTHER COMPREHENSIVE INCOME:
Unrealized gains on investments available for sale, net of tax of $124 and $80, respectively	232	148
Amortization of pension actuarial loss and prior service cost, net of tax of $1 and $1, respectively	1	1
Change in life deferred acquisition costs, life policy reserves and other, net of tax of $0 and ($2), respectively	—	(3)
Other comprehensive income, net of tax	233	146
COMPREHENSIVE INCOME	$387	$232
Accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Financial Corporation First-Quarter 2013 10-Q

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock				Accumulated Other		Total Share-
(In millions)	Outstanding Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income	Treasury Stock	holders' Equity
Balance as reported December 31, 2011	162	$393	$1,096	$3,885	$901	$(1,220)	$5,055
Cumulative effect of a change in accounting for deferred policy acquisition costs, net of tax	—	—	—	(22)	—	—	(22)
Balance as adjusted December 31, 2011	162	393	1,096	3,863	901	(1,220)	5,033
Net income	—	—	—	86	—	—	86
Other comprehensive income, net	—	—	—	—	146	—	146
Dividends declared	—	—	—	(65)	—	—	(65)
Stock-based awards exercised and vested	—	—	—	—	—	1	1
Stock-based compensation	—	—	4	—	—	—	4
Purchases	—	—	—	—	—	—	—
Other	—	—	—	—	—	2	2
Balance March 31, 2012	162	$393	$1,100	$3,884	$1,047	$(1,217)	$5,207

Balance December 31, 2012	163	$394	$1,134	$4,021	$1,129	$(1,225)	$5,453
Net income	—	—	—	154	—	—	154
Other comprehensive income, net	—	—	—	—	233	—	233
Dividends declared	—	—	—	(66)	—	—	(66)
Stock-based awards exercised and vested	—	1	7	—	—	5	13
Stock-based compensation	—	—	5	—	—	—	5
Purchases	—	—	—	—	—	(9)	(9)
Other	—	—	—	—	—	2	2
Balance March 31, 2013	163	$395	$1,146	$4,109	$1,362	$(1,227)	$5,785

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Financial Corporation First-Quarter 2013 10-Q

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months endedThree months ended March 31,
(In millions)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$154	$86
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9	11
Realized gains on investments, net	(41)	(13)
Stock-based compensation	5	4
Interest credited to contract holders	11	9
Deferred income tax expense	9	6
Changes in:
Investment income receivable	(2)	3
Premiums and reinsurance receivable	(82)	(19)
Deferred policy acquisition costs	(19)	(14)
Other assets	(2)	(5)
Loss and loss expense reserves	10	8
Life policy reserves	13	15
Unearned premiums	83	47
Other liabilities	(88)	(10)
Current income tax receivable/payable	(3)	20
Net cash provided by operating activities	57	148
CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed maturities	12	6
Call or maturity of fixed maturities	221	195
Sale of equity securities	98	99
Purchase of fixed maturities	(325)	(304)
Purchase of equity securities	(108)	(96)
Investment in buildings and equipment, net	(1)	(2)
Investment in finance receivables	(8)	(9)
Collection of finance receivables	7	9
Change in other invested assets, net	2	2
Net cash used in investing activities	(102)	(100)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of cash dividends to shareholders	(65)	(64)
Purchase of treasury shares	—	—
Increase in notes payable	—	—
Proceeds from stock options exercised	6	1
Contract holders' funds deposited	24	31
Contract holders' funds withdrawn	(31)	(28)
Excess tax benefits on stock-based compensation	8	1
Other	(4)	(3)
Net cash used in financing activities	(62)	(62)
Net change in cash and cash equivalents	(107)	(14)
Cash and cash equivalents at beginning of year	487	438
Cash and cash equivalents at end of period	$380	$424
Supplemental disclosures of cash flow information:
Interest paid	$—	$—
Income taxes paid	54	—
Non-cash activities:
Conversion of securities	$43	$3
Equipment acquired under capital lease obligations	12	6
Cashless exercise of stock options	9	—

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Financial Corporation First-Quarter 2013 10-Q

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

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Our actual results could differ from those estimates. Our December 31, 2012, condensed consolidated balance sheet amounts are derived from the audited financial statements but do not include all disclosures required by GAAP.

Our March 31, 2013, condensed consolidated financial statements are unaudited. Certain financial information that is included in annual financial statements prepared in accordance with GAAP is not required for interim reporting and has been condensed or omitted. We believe that we have made all adjustments, consisting only of normal recurring accruals, that are necessary for fair presentation. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our 2012 Annual Report on Form 10-K. The results of operations for interim periods do not necessarily indicate results to be expected for the full year.

Adopted Accounting Updates

ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires entities to present in either a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The company adopted this ASU during the first quarter of 2013, and it did not have a material impact on our company’s financial position, cash flows or results of operations. See Note 7, Accumulated Other Comprehensive Income, for further details.

Cincinnati Financial Corporation First-Quarter 2013 10-Q

NOTE 2 – INVESTMENTS

The following table provides cost or amortized cost, gross unrealized gains, gross unrealized losses and fair value for our invested assets:

(In millions)	Cost or
	amortized	Gross unrealized		Fair
At March 31, 2013	cost	gains	losses	value
Fixed maturities:
States, municipalities and political subdivisions	$3,006	$233	$1	$3,238
Convertibles and bonds with warrants attached	27	—	—	27
United States government	7	1	—	8
Government-sponsored enterprises	168	—	1	167
Foreign government	13	—	—	13
Commercial mortgage-backed securities	38	1	—	39
Corporate securities	5,064	615	2	5,677
Subtotal	8,323	850	4	9,169
Equity securities:
Common equities	2,331	1,346	2	3,675
Preferred equities	85	41	—	126
Subtotal	2,416	1,387	2	3,801
Total	$10,739	$2,237	$6	$12,970
At December 31, 2012
Fixed maturities:
States, municipalities and political subdivisions	$3,040	$250	$1	$3,289
Convertibles and bonds with warrants attached	31	—	—	31
United States government	7	1	—	8
Government-sponsored enterprises	164	—	—	164
Foreign government	3	—	—	3
Commercial mortgage-backed securities	27	1	—	28
Corporate securities	4,950	622	2	5,570
Subtotal	8,222	874	3	9,093
Equity securities:
Common equities	2,270	977	9	3,238
Preferred equities	99	37	1	135
Subtotal	2,369	1,014	10	3,373
Total	$10,591	$1,888	$13	$12,466

The net unrealized investment gains in our fixed-maturity portfolio are primarily the result of the current low interest rate environment that increased the fair value of our fixed-maturity portfolio. The three largest net unrealized investment gains in our common stock portfolio are from Exxon Mobil Corporation (NYSE:XOM), Chevron Corporation (NYSE:CVX) and The Procter & Gamble Company (NYSE:PG), which had a combined net gain position of $283 million. At March 31, 2013, we had $27 million fair value of hybrid securities included in fixed maturities that follow Accounting Standards Codification (ASC) 815-15-25, Accounting for Certain Hybrid Financial Instruments, compared with $31 million fair value of hybrid securities at December 31, 2012. The hybrid securities are carried at fair value, and the changes in fair value are included in realized investment gains and losses.

Cincinnati Financial Corporation First-Quarter 2013 10-Q

The table below provides fair values and unrealized losses by investment category and by the duration of the securities’ continuous unrealized loss position:

(In millions)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At March 31, 2013	value	losses	value	losses	value	losses
Fixed maturities:
States, municipalities and political subdivisions	$103	$1	$—	$—	$103	$1
Government-sponsored enterprises	107	1	—	—	107	1
Commercial mortgage-backed securities	16	—	—	—	16	—
Corporate securities	118	1	13	1	131	2
Subtotal	344	3	13	1	357	4
Equity securities:
Common equities	74	2	—	—	74	2
Preferred equities	1	—	—	—	1	—
Subtotal	75	2	—	—	75	2
Total	$419	$5	$13	$1	$432	$6
At December 31, 2012
Fixed maturities:
States, municipalities and political subdivisions	$53	$1	$—	$—	$53	$1
Government-sponsored enterprises	1	—	—	—	1	—
Corporate securities	58	1	17	1	75	2
Subtotal	112	2	17	1	129	3
Equity securities:
Common equities	107	9	—	—	107	9
Preferred equities	4	1	—	—	4	1
Subtotal	111	10	—	—	111	10
Total	$223	$12	$17	$1	$240	$13

Cincinnati Financial Corporation First-Quarter 2013 10-Q

The following table provides realized investment gains and losses and the change in unrealized investment gains and losses and other items:

(In millions)	Three months ended March 31,
	2013	2012
Investment income summary:
Interest on fixed maturities	$102	$106
Dividends on equity securities	27	26
Other investment income	1	1
Total	130	133
Less investment expenses	2	2
Total	$128	$131

Realized investment gains and losses summary:
Fixed maturities:
Gross realized gains	$2	$3
Gross realized losses	—	—
Other-than-temporary impairments	(2)	—
Equity securities:
Gross realized gains	37	23
Gross realized losses	—	—
Other-than-temporary impairments	—	(16)
Securities with embedded derivatives	1	4
Other	3	(1)
Total	$41	$13

Change in unrealized gains and losses summary:
Fixed maturities	$(25)	$49
Equity securities	381	179
Adjustment to deferred acquisition costs and life policy reserves	3	(7)
Amortization of pension actuarial loss and prior service cost	2	2
Other	(3)	2
Income taxes on above	(125)	(79)
Total	$233	$146

During the three months ended March 31, 2013 and 2012, there were no credit losses on fixed-maturity securities for which a portion of other-than-temporary impairment (OTTI) has been recognized in other comprehensive income.

During the three months ended March 31, 2013, we other-than-temporarily impaired five securities. At March 31, 2013, four fixed-maturity investments with a total unrealized loss of $1 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity investments had fair values below 70 percent of amortized cost. There were no equity investments in an unrealized loss position for 12 months or more as of March 31, 2013.

At December 31, 2012, four fixed-maturity investments with a total unrealized loss of $1 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity investments had fair values below 70 percent of amortized cost. There were no equity investments in an unrealized loss position for 12 months or more as of December 31, 2012.

Cincinnati Financial Corporation First-Quarter 2013 10-Q

NOTE 3 – FAIR VALUE MEASUREMENTS

Fair Value Hierarchy

In accordance with accounting guidance for fair value measurements and disclosures, we categorized our financial instruments, based on the priority of the observable and market-based data for the valuation technique used, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices with readily available independent data in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable market inputs (Level 3). When various inputs for measurement fall within different levels of the fair value hierarchy, the lowest observable input that has a significant impact on fair value measurement is used. Our valuation techniques have not changed from those used at December 31, 2012, and ultimately management determines fair value. See our 2012 Annual Report on Form 10-K, Item 8, Note 3, Fair Value Measurements, Page 121, for information on characteristics and valuation techniques used in determining fair value.

Cincinnati Financial Corporation First-Quarter 2013 10-Q

Fair Value Disclosures for Assets
The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis at March 31, 2013, and December 31, 2012. We do not have any material liabilities carried at fair value. There were no transfers between Level 1 and Level 2 during the three month and twelve month periods ending March 31, 2013 and December 31, 2012, respectively.

(In millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At March 31, 2013
Fixed maturities, available for sale:
States, municipalities and political subdivisions	$—	$3,237	$1	$3,238
Convertibles and bonds with warrants attached	—	27	—	27
United States government	8	—	—	8
Government-sponsored enterprises	—	167	—	167
Foreign government	—	13	—	13
Commercial mortgage-backed securities	—	39	—	39
Corporate securities	—	5,674	3	5,677
Subtotal	8	9,157	4	9,169
Common equities, available for sale	3,675	—	—	3,675
Preferred equities, available for sale	—	124	2	126
Taxable fixed maturities separate accounts	—	705	—	705
Top Hat Savings Plan	11	—	—	11
Total	$3,694	$9,986	$6	$13,686
At December 31, 2012
Fixed maturities, available for sale:
States, municipalities and political subdivisions	$—	$3,288	$1	$3,289
Convertibles and bonds with warrants attached	—	31	—	31
United States government	8	—	—	8
Government-sponsored enterprises	—	164	—	164
Foreign government	—	3	—	3
Commercial mortgage-backed securities	—	28	—	28
Corporate securities	—	5,567	3	5,570
Subtotal	8	9,081	4	9,093
Common equities, available for sale	3,238	—	—	3,238
Preferred equities, available for sale	—	134	1	135
Taxable fixed-maturities separate accounts	—	689	—	689
Top Hat Savings Plan	9	—	—	9
Total	$3,255	$9,904	$5	$13,164

Each financial instrument that was deemed to have significant unobservable inputs when determining valuation is identified in the following tables by security type with a summary of changes in fair value as of March 31, 2013. Total Level 3 assets continue to be less than 1 percent of financial assets measured at fair value in the condensed consolidated balance sheets. Assets presented in the table below were valued based primarily on broker/dealer quotes for which there is a lack of transparency as to inputs used to develop the valuations. The quantitative detail of these unobservable inputs is neither provided nor reasonably available to us.

Cincinnati Financial Corporation First-Quarter 2013 10-Q

The following tables provide the change in Level 3 assets for the three months ended March 31:

(In millions)	Corporate fixed maturities	States, municipalities and political subdivisions fixed maturities	Preferred equities	Total
Beginning balance, December 31, 2012	$3	$1	$1	$5
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—	—
Included in other comprehensive income	—	—	—	—
Purchases	—	—	1	1
Sales	—	—	—	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Ending balance, March 31, 2013	$3	$1	$2	$6

Beginning balance, December 31, 2011	$18	$3	$4	$25
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—	—
Included in other comprehensive income	3	—	2	5
Purchases	—	—	1	1
Sales	(3)	(1)	—	(4)
Transfers into Level 3	1	—	—	1
Transfers out of Level 3	(3)	—	—	(3)
Ending balance, March 31, 2012	$16	$2	$7	$25

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

This table summarizes the book value and principal amounts of our long-term debt:

(In millions)			Book value		Principal amount
			March 31,	December 31,	March 31,	December 31,
Interest rate	Year of issue		2013	2012	2013	2012
6.900%	1998	Senior debentures, due 2028	$28	$28	$28	$28
6.920%	2005	Senior debentures, due 2028	391	391	391	391
6.125%	2004	Senior notes, due 2034	371	371	374	374
		Total	$790	$790	$793	$793

Cincinnati Financial Corporation First-Quarter 2013 10-Q

The following table shows fair values of our note payable and long-term debt subject to fair value disclosure requirements:

(In millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At March 31, 2013
Note payable	$—	$104	$—	$104
6.900% senior debentures, due 2028	—	32	—	32
6.920% senior debentures, due 2028	—	504	—	504
6.125% senior notes, due 2034	—	428	—	428
Total	$—	$1,068	$—	$1,068

At December 31, 2012
Note payable	$—	$104	$—	$104
6.900% senior debentures, due 2028	—	31	—	31
6.920% senior debentures, due 2028	—	479	—	479
6.125% senior notes, due 2034	—	431	—	431
Total	$—	$1,045	$—	$1,045

The following table shows the fair value of our life policy loans, included in other invested assets, subject to fair value disclosure requirements:

(In millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At March 31, 2013
Life policy loans	$—	$—	$48	$48

At December 31, 2012
Life policy loans	$—	$—	$50	$50

Outstanding principal and interest for these life policy loans was $36 million and $37 million at March 31, 2013, and December 31, 2012, respectively.

The following table shows fair values of our deferred annuities and structured settlements, included in life policy and investment contract reserves, subject to fair value disclosure requirements:

(In millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At March 31, 2013
Deferred annuities	$—	$—	$898	$898
Structured settlements	—	235	—	235
Total	$—	$235	$898	$1,133

At December 31, 2012
Deferred annuities	$—	$—	$898	$898
Structured settlements	—	240	—	240
Total	$—	$240	$898	$1,138

Recorded reserves for the deferred annuities and structured settlements were $1.046 billion and $1.043 billion at March 31, 2013, and December 31, 2012, respectively.

Cincinnati Financial Corporation First-Quarter 2013 10-Q

NOTE 4 – PROPERTY CASUALTY LOSS AND LOSS EXPENSES

This table summarizes activity for our consolidated property casualty loss and loss expense reserves:

(In millions)	Three months ended March 31,
	2013	2012
Gross loss and loss expense reserves, beginning of period	$4,169	$4,280
Less reinsurance receivable	356	375
Net loss and loss expense reserves, beginning of period	3,813	3,905
Net incurred loss and loss expenses related to:
Current accident year	534	655
Prior accident years	(10)	(116)
Total incurred	524	539
Net paid loss and loss expenses related to:
Current accident year	121	132
Prior accident years	392	375
Total paid	513	507
Net loss and loss expense reserves, end of period	3,824	3,937
Plus reinsurance receivable	349	352
Gross loss and loss expense reserves, end of period	$4,173	$4,289

We use actuarial methods, models and judgment to estimate, as of a financial statement date, the property casualty loss and loss expense reserves required to pay for and settle all outstanding insured claims, including incurred but not reported (IBNR) claims, as of that date. The actuarial estimate is subject to review and adjustment by an inter-departmental committee that includes actuarial management that is familiar with relevant company and industry business, claims and underwriting trends, as well as general economic and legal trends that could affect future loss and loss expense payments. The amount we will actually have to pay for claims can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate. The reserve for loss and loss expenses in the condensed consolidated balance sheets also included $67 million at March 31, 2013, and $58 million at March 31, 2012, for certain life and health loss and loss expense reserves.

For the three months ended March 31, 2013, we experienced $10 million of favorable development on prior accident years, including $12 million favorable development in commercial lines, $4 million adverse development in personal lines and
$2 million favorable development in excess and surplus lines. There was $7 million from favorable development of catastrophe losses for the three months ended March 31, 2013, compared with $22 million of favorable development of catastrophe losses that occurred for the three months ended March 31, 2012.

Cincinnati Financial Corporation First-Quarter 2013 10-Q

NOTE 5 – LIFE POLICY AND INVESTMENT CONTRACT RESERVES

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

This table summarizes our life policy and investment contract reserves:

(In millions)	March 31, 2013	December 31, 2012
Ordinary/traditional life	$760	$752
Universal life	487	483
Deferred annuities	852	850
Structured settlements	194	193
Other	17	17
Total life policy and investment contract reserves	$2,310	$2,295

NOTE 6 – DEFERRED ACQUISITION COSTS

Expenses directly related to successfully acquiring insurance policies – primarily commissions, premium taxes and underwriting costs – are deferred and amortized over the terms of the policies. We update our acquisition cost assumptions periodically to reflect actual experience, and we evaluate the costs for recoverability. The table below shows the deferred policy acquisition costs and asset reconciliation.

(In millions)	Three months ended March 31,
	2013	2012
Deferred policy acquisition costs asset at beginning of period	$470	$477
Capitalized deferred policy acquisition costs	198	170
Amortized deferred policy acquisition costs	(179)	(156)
Amortized shadow deferred policy acquisition costs	2	(8)
Deferred policy acquisition costs asset at end of period	$491	$483

No premium deficiencies were recorded in the condensed consolidated statements of income, as the sum of the anticipated loss and loss adjustment expenses, policyholder dividends and unamortized deferred acquisition expenses did not exceed the related unearned premiums and anticipated investment income.

Cincinnati Financial Corporation First-Quarter 2013 10-Q

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income includes changes in unrealized gains and losses on available for sale investments and other invested assets, changes in pension obligations and changes in life deferred acquisition costs, life policy reserves and other as follows:

(In millions)	Three months ended March 31,
	2013			2012
	Before tax	Income tax	Net	Before tax	Income tax	Net
Accumulated unrealized gains, net, on investments available for sale, beginning of period	$1,875	$647	$1,228	$1,489	$512	$977

Other comprehensive income before reclassification	397	139	258	241	84	157
Reclassification adjustment for realized gains, net, included in net income	(41)	(15)	(26)	(13)	(4)	(9)
Effect on other comprehensive income	356	124	232	228	80	148
Accumulated unrealized gains, net, on investments available for sale, end of period	$2,231	$771	$1,460	$1,717	$592	$1,125

Accumulated unrealized losses, net, for pension obligations, beginning of period	$(101)	$(35)	$(66)	$(88)	$(31)	$(57)
Other comprehensive income before reclassification	—	—	—	—	—	—
Reclassification adjustment for amortization of actuarial loss and prior service cost, net, included in net income	2	1	1	2	1	1
Effect on other comprehensive income	2	1	1	2	1	1
Accumulated unrealized losses, net, for pension obligations, end of period	$(99)	$(34)	$(65)	$(86)	$(30)	$(56)

Accumulated unrealized losses, net, on life deferred acquisition costs, life policy reserves and other, beginning of period	$(50)	$(17)	$(33)	$(29)	$(10)	$(19)
Effect on other comprehensive income	—	—	—	(5)	(2)	(3)
Accumulated unrealized losses, net, on life deferred acquisition costs, life policy reserves and other, end of period	$(50)	$(17)	$(33)	$(34)	$(12)	$(22)

Accumulated other comprehensive income, beginning of period	$1,724	$595	$1,129	$1,372	$471	$901
Change in unrealized gains, net, on investments available for sale	356	124	232	228	80	148
Change in pension obligations	2	1	1	2	1	1
Change in life deferred acquisition costs, life policy reserves and other	—	—	—	(5)	(2)	(3)
Effect on other comprehensive income	358	125	233	225	79	146
Accumulated other comprehensive income, end of period	$2,082	$720	$1,362	$1,597	$550	$1,047

The reclassification adjustment for realized gains on investments available for sale are recorded in the total realized investment gains, net, line item of the condensed consolidated statements of income. The reclassification adjustment for amortization of actuarial loss and prior service cost, net, are recorded in the insurance losses and policyholder benefits, underwriting, acquisition and insurance expenses and the other operating expenses line items of the condensed consolidated statements of income. There was no reclassification adjustment for losses on life deferred acquisition, life policy reserves and other for the periods ending March 31, 2013 and 2012.

Cincinnati Financial Corporation First-Quarter 2013 10-Q

NOTE 8 – REINSURANCE

Reinsurance mitigates the risk of highly uncertain exposures and limits the maximum net loss that can arise from large risks or risks concentrated in areas of exposure. Management's decisions about the appropriate level of risk retention are affected by various factors, including changes in our underwriting practices, capacity to retain risks and reinsurance market conditions. Primary components of our property and casualty reinsurance program include a property risk treaty, casualty per occurrence treaty and property catastrophe treaty.

Our condensed consolidated statements of income include earned consolidated property casualty insurance premiums on assumed and ceded business:

(In millions)	Three months ended March 31,
	2013	2012
Direct earned premiums	$935	$839
Assumed earned premiums	2	3
Ceded earned premiums	(48)	(44)
Net earned premiums	$889	$798

Our condensed consolidated statements of income include incurred consolidated property casualty insurance loss and loss expenses on assumed and ceded business:

(In millions)	Three months ended March 31,
	2013	2012
Direct incurred loss and loss expenses	$535	$536
Assumed incurred loss and loss expenses	2	5
Ceded incurred loss and loss expenses	(13)	(2)
Net incurred loss and loss expenses	$524	$539

Our life insurance company purchases reinsurance for protection of a portion of the risk that is written. Primary components of our life reinsurance program include individual mortality coverage and aggregate catastrophe and accidental death coverage in excess of certain deductibles.

Our condensed consolidated statements of income include earned life insurance premiums on ceded business:

(In millions)	Three months ended March 31,
	2013	2012
Direct earned premiums	$56	$54
Assumed earned premiums	—	—
Ceded earned premiums	(14)	(13)
Net earned premiums	$42	$41

Our condensed consolidated statements of income include life insurance contract holders’ benefits incurred on ceded business:

(In millions)	Three months ended March 31,
	2013	2012
Direct contract holders' benefits incurred	$64	$53
Assumed contract holders' benefits incurred	—	—
Ceded contract holders' benefits incurred	(20)	(10)
Net incurred loss and loss expenses	$44	$43

The ceded benefits incurred can vary depending on the type of life insurance policy held and the year the policy was sold.

Cincinnati Financial Corporation First-Quarter 2013 10-Q

NOTE 9 – INCOME TAXES

As of March 31, 2013, and December 31, 2012, we had no liability for unrecognized tax benefits. Details about our liability for unrecognized tax benefits are found in our 2012 Annual Report on Form 10-K, Item 8, Note 11, Income Taxes, Page 129.

The differences between the 35 percent statutory income tax rate and our effective income tax rate were as follows:

(Dollars in millions)	Three months ended March 31,
	2013		2012
Tax at statutory rate	$76	35.0%	$39	35.0%
Increase (decrease) resulting from:
Tax-exempt income from municipal bonds	(8)	(3.7)	(8)	(7.6)
Dividend received exclusion	(6)	(2.6)	(6)	(4.8)
Other	1	0.3	1	0.6
Provision for income taxes	$63	29.0%	$26	23.2%

The change in our effective tax rate was primarily due to changes in pretax income from underwriting results and realized investment gains and losses, compared with unchanged levels of permanent book-tax differences.

NOTE 10 – NET INCOME PER COMMON SHARE

Basic earnings per share are computed based on the weighted average number of shares outstanding. Diluted earnings per share are computed based on the weighted average number of common and dilutive potential common shares outstanding using the treasury stock method.

The table shows calculations for basic and diluted earnings per share:

(Dollars in millions except share data in thousands)	Three months ended March 31,
	2013	2012
Numerator:
Net income—basic and diluted	$154	$86
Denominator:
Weighted-average common shares outstanding	163,133	162,277
Effect of stock-based awards:
Nonvested shares	783	541
Stock options	1,008	327
Adjusted weighted-average shares	164,924	163,145
Earnings per share:
Basic	$0.95	$0.53
Diluted	0.94	0.53
Number of anti-dilutive stock-based awards	2,056	6,215

The current sources of dilution of our common shares are certain equity-based awards as discussed in our 2012 Annual Report on Form 10-K, Item 8, Note 17, Stock-Based Associate Compensation Plans, Page 135. The above table shows the number of anti-dilutive stock-based awards for the three months ended March 31, 2013 and 2012. We did not include these stock-based awards in the computation of net income per common share (diluted) because their exercise would have anti-dilutive effects.

Cincinnati Financial Corporation First-Quarter 2013 10-Q

NOTE 11 – EMPLOYEE RETIREMENT BENEFITS

The following summarizes the components of net periodic costs for our qualified and supplemental pension plans:

(In millions)	Three months ended March 31,
	2013	2012
Service cost	$3	$3
Interest cost	3	3
Expected return on plan assets	(4)	(4)
Amortization of actuarial loss and prior service cost	2	2
Net periodic benefit cost	$4	$4

See our 2012 Annual Report on Form 10-K, Item 8, Note 13, Employee Retirement Benefits, Page 130, for information on our retirement benefits. We made matching contributions of $3 million and $2 million to our 401(k) and Top Hat savings plans during the first quarters of 2013 and 2012, respectively.

We contributed $15 million to our qualified pension plan during the first quarter of 2013. We do not anticipate further contributions to our qualified pension plan during the remainder of 2013.

NOTE 12 – COMMITMENTS AND CONTINGENT LIABILITIES

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

Cincinnati Financial Corporation First-Quarter 2013 10-Q

NOTE 13 – SEGMENT INFORMATION

We operate primarily in two industries, property casualty insurance and life insurance. We regularly review our reporting segments to make decisions about allocating resources and assessing performance:

•	Commercial lines property casualty insurance

•	Personal lines property casualty insurance

•	Excess and surplus lines property casualty insurance

•	Life insurance

•	Investments

We report as Other the noninvestment operations of the parent company and its noninsurer subsidiary, CFC Investment Company. See our 2012 Annual Report on Form 10-K, Item 8, Note 18, Segment Information, Page 137, for a description of revenue, income or loss before income taxes and identifiable assets for each of the five segments.

Cincinnati Financial Corporation First-Quarter 2013 10-Q

Segment information is summarized in the following table:

(In millions)	Three months ended March 31,
	2013	2012
Revenues:
Commercial lines insurance
Commercial casualty	$204	$181
Commercial property	147	131
Commercial auto	114	101
Workers' compensation	88	81
Specialty packages	39	38
Surety and executive risk	29	27
Machinery and equipment	10	9
Commercial lines insurance premiums	631	568
Fee revenue	—	1
Total commercial lines insurance	631	569
Personal lines insurance
Personal auto	107	98
Homeowner	96	84
Other personal lines	28	27
Personal lines insurance premiums	231	209

Excess and surplus lines insurance	27	21

Life insurance	42	41
Separate account investment management fees	1	—
Total life insurance	43	41

Investment operations
Investment income, net of expenses	128	131
Realized investment gains, net	41	13
Total investment revenue	169	144

Other	2	2
Total revenues	$1,103	$986
Income (loss) before income taxes:
Insurance underwriting results:
Commercial lines insurance	$58	$34
Personal lines insurance	20	(22)
Excess and surplus lines insurance	—	(3)
Life insurance	7	(3)
Investment operations	148	123
Other	(16)	(17)
Total	$217	$112

Identifiable assets:	March 31, 2013	December 31, 2012
Property casualty insurance	$2,403	$2,395
Life insurance	1,193	1,201
Investment operations	13,099	12,599
Other	342	353
Total	$17,037	$16,548

Cincinnati Financial Corporation First-Quarter 2013 10-Q

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights significant factors influencing the consolidated results of operations and financial position of Cincinnati Financial Corporation (CFC). It should be read in conjunction with the consolidated financial statements and related notes included in our 2012 Annual Report on Form 10-K. Unless otherwise noted, the industry data is prepared by A.M. Best Co., a leading insurance industry statistical, analytical and financial strength rating organization. Information from A.M. Best is presented on a statutory basis. When we provide our results on a comparable statutory basis, we label it as such; all other company data is presented in accordance with accounting principles generally accepted in the United States of America (GAAP).

We present per share data on a diluted basis unless otherwise noted, adjusting those amounts for all stock splits and dividends. Dollar amounts are rounded to millions; calculations of percent changes are based on dollar amounts rounded to the nearest million. Certain percentage changes are identified as not meaningful (nm).

SAFE HARBOR STATEMENT

This is our “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995. Our business is subject to certain risks and uncertainties that may cause actual results to differ materially from those suggested by the forward-looking statements in this report. Some of those risks and uncertainties are discussed in our 2012 Annual Report on Form 10-K, Item 1A, Risk Factors, Page 26.

Factors that could cause or contribute to such differences include, but are not limited to:

•	Unusually high levels of catastrophe losses due to risk concentrations, changes in weather patterns, environmental events, terrorism incidents or other causes

•	Increased frequency and/or severity of claims

•	Inadequate estimates or assumptions used for critical accounting estimates

•	Recession or other economic conditions resulting in lower demand for insurance products or increased payment delinquencies

•	Declines in overall stock market values negatively affecting the company’s equity portfolio and book value

•	Events resulting in capital market or credit market uncertainty, followed by prolonged periods of economic instability or recession, that lead to:

◦	Significant or prolonged decline in the value of a particular security or group of securities and impairment of the asset(s)

◦	Significant decline in investment income due to reduced or eliminated dividend payouts from a particular security or group of securities

◦	Significant rise in losses from surety and director and officer policies written for financial institutions or other insured entities

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

Cincinnati Financial Corporation First-Quarter 2013 10-Q

•
Events or conditions that could weaken or harm the company’s relationships with its independent agencies and hamper opportunities to add new agencies, resulting in limitations on the company’s opportunities for growth, such as:

◦	Downgrades of the company’s financial strength ratings

◦	Concerns that doing business with the company is too difficult

◦	Perceptions that the company’s level of service, particularly claims service, is no longer a distinguishing characteristic in the marketplace

•	Actions of insurance departments, state attorneys general or other regulatory agencies, including a change to a federal system of regulation from a state-based system, that:

◦	Impose new obligations on us that increase our expenses or change the assumptions underlying our critical accounting estimates

◦	Place the insurance industry under greater regulatory scrutiny or result in new statutes, rules and regulations

◦	Restrict our ability to exit or reduce writings of unprofitable coverages or lines of business

◦
Add assessments for guaranty funds, other insurance related assessments or mandatory reinsurance arrangements; or that impair our ability to recover such assessments through future surcharges or other rate changes

◦	Increase our provision for federal income taxes due to changes in tax law

◦	Increase our other expenses

◦	Limit our ability to set fair, adequate and reasonable rates

◦	Place us at a disadvantage in the marketplace

◦	Restrict our ability to execute our business model, including the way we compensate agents

•	Adverse outcomes from litigation or administrative proceedings

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

Cincinnati Financial Corporation First-Quarter 2013 10-Q

INTRODUCTION

CORPORATE FINANCIAL HIGHLIGHTS

Statements of Income and Comprehensive Income and Per Share Data

(Dollars in millions except share data in thousands)	Three months ended March 31,
	2013	2012	Change %
Statement of income and comprehensive income data:
Earned premiums	$931	$839	11
Investment income, net of expenses (pretax)	128	131	(2)
Realized investment gains and losses (pretax)	41	13	215
Total revenues	1,103	986	12
Net income	154	86	79
Comprehensive income	387	232	67
Per share data
Net income - diluted	$0.94	$0.53	77
Cash dividends declared	0.4075	0.4025	1
Weighted average shares outstanding	164,924	163,145	1

Revenues rose for the first quarter of 2013 compared with the first quarter of 2012, primarily due to growth in earned premiums. Premium and investment revenue trends are discussed further in the respective sections of Results of Operations.

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

Net income for the first quarter of 2013 compared with the 2012 first quarter increased $68 million, primarily due to stronger property casualty underwriting income that rose $45 million after taxes. Lower catastrophe losses, mostly weather related, improved after-tax property casualty underwriting results by $51 million compared with the first quarter of 2012. After-tax investment income in our investment segment results for the first quarter of 2013 declined $2 million compared with the first quarter of 2012, while life insurance segment results on a pretax basis rose by $10 million. First-quarter 2013 after-tax net realized investment gains and losses were $17 million higher than a year earlier.

Performance by segment is discussed below in Results of Operations. As discussed in our 2012 Annual Report on Form 10-K, Item 7, Factors Influencing Our Future Performance, Page 42, there are several reasons that our performance during 2013 may be below our long-term targets. In that annual report, as part of Results of Operations, we also discussed the full-year 2013 outlook for each reporting segment.

The board of directors is committed to rewarding shareholders directly through cash dividends and through share repurchase authorizations. Through 2012, the company had increased the indicated annual cash dividend rate for 52 consecutive years, a record we believe was matched by only nine other publicly traded companies. During the first three months of 2013, cash dividends declared by the company increased approximately 1 percent compared with the same period of 2012. Our board regularly evaluates relevant factors in share repurchase- and dividend-related decisions. Increasing the dividend in 2012 signaled management’s and the board’s confidence in our strong capital, liquidity and financial flexibility, as well as progress through our initiatives to improve earnings performance.

Cincinnati Financial Corporation First-Quarter 2013 10-Q

Balance Sheet Data and Performance Measures

(Dollars in millions except share data)	At March 31,	At December 31,
	2013	2012
Balance sheet data:
Invested assets	$13,037	$12,534
Total assets	17,037	16,548
Short-term debt	104	104
Long-term debt	790	790
Shareholders' equity	5,785	5,453
Book value per share	35.41	33.48
Debt-to-total-capital ratio	13.4%	14.1%

Total assets at March 31, 2013, increased 3 percent compared with year-end 2012, largely due to growth in invested assets that was driven by higher market valuation and to a lesser extent by additional purchases of securities. Shareholders’ equity rose 6 percent, and book value per share was also up 6 percent during the first quarter of 2013. Our debt-to-total-capital ratio (capital is the sum of debt plus shareholders’ equity) decreased compared with year-end 2012. The value creation ratio, a non-GAAP measure defined below, improved for the first three months of 2013 compared with 2012, reflecting higher unrealized investment gains and net income. The $1.93 increase in book value per share during the first three months of 2013 contributed 5.8 percentage points to the value creation ratio, while dividends declared at $0.4075 per share contributed 1.2 points. Value creation ratio trends in total and by major components, along with a reconciliation of the non-GAAP measure to comparable GAAP measures, are shown in the tables below.

	Three months ended March 31,
	2013	2012
Value creation ratio major components:
Net income before realized gains	2.3%	1.5%
Change in realized and unrealized gains, fixed-maturity securities	(0.3)	0.7
Change in realized and unrealized gains, equity securities	5.0	2.4
Other	0.0	(0.4)
Value creation ratio	7.0%	4.2%

(Dollars are per share)	Three months ended March 31,
	2013	2012
Book value change per share:
End of period book value	$35.41	$32.07
Less beginning of period book value	33.48	31.03
Change in book value	$1.93	$1.04

Change in book value:
Net income before realized gains	$0.78	$0.48
Change in realized and unrealized gains, fixed-maturity securities	(0.09)	0.22
Change in realized and unrealized gains, equity securities	1.66	0.75
Dividend declared to shareholders	(0.41)	(0.40)
Other	(0.01)	(0.01)
Total change in book value	$1.93	$1.04

Cincinnati Financial Corporation First-Quarter 2013 10-Q

(Dollars are per share)	Three months ended March 31,
	2013	2012
Book value change per share:
Book value as originally reported December 31, 2011		$31.16
Cumulative effect of a change in accounting for deferred policy
acquisition costs, net of tax		(0.13)
Book value as adjusted December 31, 2011		$31.03

Value creation ratio:
End of period book value	$35.41	$32.07
Less beginning of period book value - as originally reported	33.48	31.16
Change in book value	1.93	0.91
Dividend declared to shareholders	0.4075	0.4025
Total contribution to value creation ratio	$2.3375	$1.3125

Contribution to value creation ratio from change in book value*	5.8%	2.9%
Contribution to value creation ratio from dividends declared to shareholders**	1.2	1.3
Value creation ratio	7.0%	4.2%

*Change in book value divided by the beginning of period book value as originally reported
**Dividend declared to shareholders divided by beginning of period book value as originally reported

The cumulative effect of a change in accounting for deferred policy acquisition costs, net of tax, in the above book value reconciliation is the result of our adoption of Accounting Standards Update (ASU) 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. We retrospectively adopted this ASU on January 1, 2012. See our 2012 Annual Report on Form 10-K, Item 8, Note 1, Summary of Significant Accounting Policies, Page 112, for information on our adopted accounting standards.

PROGRESS TOWARD LONG-TERM VALUE CREATION

Operating through The Cincinnati Insurance Company, Cincinnati Financial Corporation is one of the 25 largest property casualty insurers in the nation, based on 2012 net written premium volume for approximately 2,000 U.S. stock and mutual insurer groups. We market our insurance products through a select group of independent insurance agencies in 39 states as discussed in our 2012 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 3.

We maintain a long-term perspective that guides us in addressing immediate challenges or opportunities while focusing on the major decisions that best position our company for success through all market cycles. We believe that this forward-looking view has consistently benefited our policyholders, agents, shareholders and associates.

To measure our long-term progress in creating shareholder value, we have defined a value creation metric that we believe captures the contribution of our insurance operations, the success of our investment strategy and the importance we place on paying cash dividends to shareholders. This measure, our value creation ratio or VCR, is made up of two primary components: (1) our rate of growth in book value per share plus (2) the ratio of dividends declared per share to beginning book value per share. As discussed in our 2012 Annual Report on Form 10-K, Item 7, Executive Summary, Page 38, for the period 2013 through 2017, an annual value creation ratio averaging 10 percent to 13 percent is our primary performance target. Management believes this non-GAAP measure is a meaningful indicator of our long-term progress in creating shareholder value and is a useful supplement to GAAP information.

Cincinnati Financial Corporation First-Quarter 2013 10-Q

Performance Drivers

When looking at our long-term objectives, we see three performance drivers:

•
Premium growth - We believe over any five-year period our agency relationships and initiatives can lead to a property casualty written premium growth rate that exceeds the industry average. For the first three months of 2013, our total property casualty net written premiums' year-over-year growth was 15 percent, comparing favorably with A.M. Best's February 2013 projection of approximately 5 percent full-year growth for the industry excluding its mortgage and financial guaranty lines of business. Our premium growth initiatives are discussed below in Highlights of Our Strategies and Supporting Initiatives.

•
Combined ratio - We believe our underwriting philosophy and initiatives can generate a GAAP combined ratio over any five-year period that is consistently within the range of 95 percent to 100 percent. For the first three months of 2013, our GAAP combined ratio was 91.2 percent and our statutory combined ratio was 88.9 percent, both including 2.0 percentage points of current accident year catastrophe losses partially offset by 1.1 percentage points of favorable loss reserve development on prior accident years. As of February 2013, A.M. Best forecasted the industry's full-year 2013 statutory combined ratio at approximately 101 percent, including approximately 5 percentage points of catastrophe losses and a favorable impact of approximately 3 percentage points from prior accident year reserve releases. The industry's ratio again excludes its mortgage and financial guaranty lines of business.

•
Investment contribution - We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year return of the Standard & Poor's 500 Index. For the first three months of 2013, pretax investment income was $128 million, down 2 percent compared with the same period in 2012. We believe our investment portfolio mix provides an appropriate balance of income stability and growth with capital appreciation potential.

Highlights of Our Strategy and Supporting Initiatives
Management has worked to identify a strategy that can lead to long-term success, with concurrence by the board of directors. Our strategy is intended to position us to compete successfully in the markets we have targeted while appropriately managing risk. Further description of our long-term, proven strategy can be found in our 2012 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 3. We believe successful implementation of initiatives that support our strategy, summarized below, will help us better serve our agent customers and reduce variability in our financial results while we also grow earnings and book value over the long term, successfully navigating challenging economic, market or industry pricing cycles.

•
Improve insurance profitability - Implementation of these initiatives is intended to enhance underwriting expertise and knowledge, thereby increasing our ability to manage our business while also gaining efficiency. Additional information and more focused action on underperforming product lines, plus expanding pricing capabilities through the use of technology and analytics, can lead to better profit margins. Improved internal processes with additional performance metrics can help us be more efficient and effective. These initiatives also support the ability of the independent agencies that represent us to grow profitably by allowing them to serve clients faster and to more efficiently manage agency expenses.

•
Drive premium growth - Implementation of these initiatives is intended to further penetrate each market we serve through our independent agency network. Strategies aimed at specific market opportunities, along with service enhancements, can help our agents grow and increase our share of their business. Diversified growth also may reduce variability of losses from weather-related catastrophes.

Below we discuss key initiatives supporting these strategies, along with an assessment of our progress.

Cincinnati Financial Corporation First-Quarter 2013 10-Q

Improve Insurance Profitability

The main initiatives to improve our insurance profitability include:

•
Enhance underwriting expertise and knowledge - We continue efforts to increase our use of information and to develop our skills for improved underwriting performance, such as expanding our pricing capabilities by using predictive analytics. Expanded capabilities include streamlining and optimizing data to improve accuracy, timeliness and ease of use. We also continue to develop additional business data and tools to support more accurate underwriting, including more granular pricing, by further developing our data warehouse used in our property casualty and life insurance operations.

Work continues on initiatives to more profitably underwrite property coverages, including more staff specialization, increased insured property inspections to provide enhanced underwriting knowledge and greater use of deductibles or other policy terms and conditions as policies renew. Progress on initiatives during the first four months of 2013 included conducting inspections or applying loss control activities on a significant number of commercial properties and homes across several states, allowing us to increase our emphasis on roof conditions or other policy underwriting attributes. As expected, the inspections are resulting in underwriting or pricing actions - in some cases minor and in some cases significant - for a substantial portion of the inspected properties. We are also increasing our use of higher minimum loss deductible amounts and per-building deductibles for commercial risks along with more use of wind and hail deductibles in areas subject to severe convective storm activity. We are expanding use of actual cash value coverage for older roofs and cosmetic damage exclusions for certain roof types. We expect these actions, along with others such as use of hail-mapping technology to identify possible roof damage from prior hailstorms, to improve underwriting profitability over time for our property-related lines of business.

Expanded pricing precision is occurring during 2013, including additional states where we use predictive modeling tools for small business policies written through our CinciPakTM product. Progress during the first quarter of 2013 included implementing CinciPak in four additional states, bringing the total number of states where that product was available to 12 at quarter-end. By the end of 2013, we also plan to introduce predictive modeling for dwelling fire policies and to use by-peril rating for homeowner policies in select states. By-peril rating will improve pricing precision by separately pricing for the risk of losses from distinct perils, such as wind versus lightning.

•
Improve internal processes - Improved processes support our strategic goals, reducing internal costs and allowing us to focus more resources on providing agency services. Related efforts include additional streamlining of processes to issue qualified personal lines or small commercial lines business without intervention by an underwriter. Progress during the first quarter of 2013 included expanding streamlined processing of small commercial general liability policies to nine additional states. Audits of policies processed without an underwriter continue to indicate that those policies are being appropriately underwritten in an automated fashion as intended.

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

In addition, we expect these initiatives to contribute to our rank as the No. 1 or No. 2 carrier based on premium volume in agencies that have represented us for at least five years. In 2012, we again earned that rank in approximately 75 percent of the agencies that have represented Cincinnati Insurance for more than five years, based on 2011 premiums. We are working to increase the percentage of agencies where we achieve that rank.

Cincinnati Financial Corporation First-Quarter 2013 10-Q

Drive Premium Growth

Primary initiatives to drive premium growth include:

•
Expansion of our marketing and service capabilities - We continue to enhance our generalist approach to allow our appointed agencies to better compete in the marketplace by providing services an agent's clients want and need. Expansion initiatives include ongoing development of targeted marketing programs, adding field marketing representatives for additional agency support in selected areas and piloting additional services to select agencies to develop our new customer care center for small commercial business policies. Progress during the first quarter of 2013 included the initial implementation of a small consumer advertising campaign to better support our independent agents in selected markets. We also expanded our excess and surplus lines field underwriting presence by adding two field marketing representatives. In April 2013, we added one field marketing representative to support agencies in a new marketing territory for commercial lines operations.

•
New agency appointments - We continue to appoint new agencies to develop additional points of distribution, focusing on areas where our market share is less than 1 percent while also considering economic and catastrophe risk factors. In 2013, we are targeting approximately 65 appointments of independent agencies. During the first three months of 2013, we appointed 33 new agencies that write in aggregate approximately $670 million in property casualty premiums annually with various insurance carriers for an average of approximately $20 million per agency. As of March 31, 2013, a total of 1,427 agency relationships market our standard market insurance products from 1,779 reporting locations.

We seek to build a close, long-term relationship with each agency we appoint. We carefully evaluate the marketing reach of each new appointment to ensure the territory can support both current and new agencies. Our 128 commercial lines field marketing territories are staffed by marketing representatives averaging 20 years of industry experience and 10 years as a Cincinnati Insurance field marketing representative. Teams of field associates for each territory work together, providing local expertise with support from headquarters associates. This agent-centered business model helps us better understand the accounts we underwrite and creates marketing advantages for our agents. Unique Cincinnati-style service helps our agents grow their business by attracting more clients in their communities. As a result, we generally have earned a 10 percent share of an agency's business within 10 years of its appointment.

We measure the overall success of our strategy to drive premium growth primarily through changes in net written premiums, as discussed in the Performance Drivers section above. In addition to tracking our progress toward our year-end 2015 direct written premiums target, we believe we can grow faster than the industry average over any fiveyear period.

Financial Strength

An important part of our long-term strategy is financial strength, which is described in our 2012 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Financial Strength, Page 5. One aspect of our financial strength is prudent use of reinsurance to help manage financial performance variability due to catastrophe loss experience. A description of how we use reinsurance is included in our 2012 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, 2013 Reinsurance Programs, Page 95. Another aspect is our investment portfolios, which remain well-diversified as discussed in this quarterly report Item 3, Quantitative and Qualitative Disclosures about Market Risk. We continue to maintain strong parent-company liquidity and financial strength that increases our flexibility through all periods to maintain our cash dividend and to continue to invest in and expand our insurance operations. At March 31, 2013, we held $1.344 billion of our cash and invested assets at the parent company level, of which $1.130 billion, or 84.1 percent, was invested in common stocks, and $82 million, or 6.1 percent, was cash or cash equivalents. Our debt-to-total-capital ratio at 13.4 percent remains well below our target limit. Another important indicator of financial strength is our ratio of property casualty net written premiums to statutory surplus, which was 0.9‑to‑1 for the 12 months ended March 31, 2013, unchanged from year-end 2012.

Cincinnati Financial Corporation First-Quarter 2013 10-Q

Our financial strength ratings by independent ratings firms also are important. In addition to rating our parent company's senior debt, four firms award insurer financial strength ratings to one or more of our insurance subsidiary companies based on their quantitative and qualitative analyses. These ratings primarily assess an insurer's ability to meet financial obligations to policyholders and do not necessarily address all of the matters that may be important to investors. Ratings may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating.

As of April 24, 2013, our insurer financial strength ratings were:

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

All of our insurance subsidiaries continue to be highly rated. No ratings agency actions to our insurer financial strength ratings occurred during the first quarter of 2013.

RESULTS OF OPERATIONS

Consolidated results reflect the operating results of each of our five segments along with the parent company and other activities reported as “Other.” The five segments are:

•	Commercial lines property casualty insurance

•	Personal lines property casualty insurance

•	Excess and surplus lines property casualty insurance

•	Life insurance

•	Investments

We report as Other the noninvestment operations of the parent company and its noninsurer subsidiary, CFC Investment Company. See Item 1, Note 13, Segment Information, for discussion of the calculations of segment data. Results of operations for each of the five segments are discussed below.

Cincinnati Financial Corporation First-Quarter 2013 10-Q

CONSOLIDATED PROPERTY CASUALTY INSURACE RESULTS OF OPERATIONS

Consolidated property casualty insurance results include premiums and expenses for our standard market insurance (commercial lines and personal lines segments) as well as our surplus lines operations.

(Dollars in millions)	Three months ended March 31,
	2013	2012	Change %
Earned premiums	$889	$798	11
Fee revenues	—	1	(100)
Total revenues	889	799	11
Loss and loss expenses from:
Current accident year before catastrophe losses	516	544	(5)
Current accident year catastrophe losses	18	111	(84)
Prior accident years before catastrophe losses	(3)	(94)	(97)
Prior accident years catastrophe losses	(7)	(22)	(68)
Loss and loss expenses	524	539	(3)
Underwriting expenses	287	251	14
Underwriting profit	$78	$9	767

Ratios as a percent of earned premiums:			Pt. Change
Current accident year before catastrophe losses	58.1%	68.1%	(10.0)
Current accident year catastrophe losses	2.0	13.9	(11.9)
Prior accident years before catastrophe losses	(0.3)	(11.7)	11.4
Prior accident years catastrophe losses	(0.8)	(2.8)	2.0
Loss and loss expenses	59.0	67.5	(8.5)
Underwriting expenses	32.2	31.6	0.6
Combined ratio	91.2%	99.1%	(7.9)

Combined ratio:	91.2%	99.1%	(7.9)
Contribution from catastrophe losses and prior years reserve development	0.9	(0.6)	1.5
Combined ratio before catastrophe losses and prior years reserve development	90.3%	99.7%	(9.4)

Our consolidated property casualty insurance operations generated an underwriting profit of $78 million for the first quarter of 2013, compared with underwriting profit of $9 million for the three months ended March 31, 2012. The primary driver of the improved underwriting results was lower losses from natural catastrophes. Current accident year loss experience before catastrophes also improved, along with related ratios, reflecting higher pricing in addition to the effects of our initiatives to improve pricing precision and loss experience related to claims and loss control practices. Prior accident year loss experience before catastrophes during the first quarter of 2013 was less favorable, compared with the first quarter of 2012, due to higher estimates of reserves for prior accident years. The higher estimates were primarily for losses incurred but not reported (IBNR) as the consolidated property casualty ratio for case reserve development was the same for both first quarters. Details of property casualty insurance results are discussed below, including our commercial lines, personal lines and excess and surplus lines segments.

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

The combined ratio can be affected significantly by natural catastrophe losses and other large losses as discussed in detail below. Our consolidated property casualty combined ratio for the first quarter improved 7.9 percentage points compared with the same period of 2012, with lower catastrophe losses contributing 9.9 percentage points of improvement. The combined ratio can also be affected by updated estimates of loss and loss expense reserves established for claims that occurred in prior periods, referred to as prior accident years. Net favorable development on prior accident year reserves, including reserves for catastrophe losses, improved the combined ratio by 1.1 percentage points in the first three months of 2013, compared with

Cincinnati Financial Corporation First-Quarter 2013 10-Q

14.5 percentage points in the same period of 2012. Net favorable development for the first three months of 2013 is discussed in further detail in results of operations by property casualty insurance segment.

The ratio for current accident year loss and loss expenses before catastrophe losses also improved. The 58.1 percent ratio for the first three months of 2013 improved 10.0 percentage points compared with the 68.1 percent accident year 2012 ratio measured as of March 31, 2012, largely reflecting recent-year initiatives to improve pricing precision and loss experience related to claims and loss control practices, along with improving market conditions. Improving market conditions included overall higher pricing, somewhat offset by normal loss cost inflation. Higher new large losses incurred, shown on the table below, Consolidated Property Casualty Insurance Losses by Size, increased the 2013 ratio by 3.3 percentage points, partially offsetting overall improvement in the ratio for current accident year loss and loss expenses before catastrophe losses.

The underwriting expense ratio rose for the first quarter of 2013 compared with the first quarter of 2012, primarily due to higher commissions.

(Dollars in millions)	Three months ended March 31,
	2013	2012	Change %
Agency renewal written premiums	$845	$762	11
Agency new business written premiums	135	108	25
Other written premiums	(10)	(27)	63
Net written premiums	970	843	15
Unearned premium change	(81)	(45)	(80)
Earned premiums	$889	$798	11

The trends in net written premiums and earned premiums summarized in the table above largely reflect the effects of our premium growth strategies and better pricing.

Consolidated property casualty net written premiums for the three months ended March 31, 2013, grew $127 million compared with the same period of 2012. Each of our property casualty segments grew during the first quarter of 2013. Our premium growth initiatives from prior years continue to favorably affect current year growth, particularly as newer agency relationships mature over time. Improvement in some areas of the economy, as seen in our policyholders’ higher payrolls and sales that are part of the basis determining insurance premiums, also favorably affected premium growth. We discuss current initiatives in the Highlights of Our Strategy and Supporting Initiatives section of this quarterly report. The main drivers of trends for 2013 are discussed by segment below in Results of Operations.

Consolidated property casualty agency new business written premiums for the three months ended March 31, 2013, increased $27 million compared with the same period of 2012. We continued to experience new business growth related to initiatives for geographic expansion into new and underserved areas. New agency appointments during 2012 and 2013 produced a $10 million increase in standard lines new business for the first three months of 2013 compared with the same period in 2012. As we appoint new agencies that choose to move accounts to us, we report these accounts as new business. While this business is new to us, in many cases it is not new to the agent. We believe these seasoned accounts tend to be priced more accurately than business that may be less familiar to our agent upon obtaining it from a competing agent.

Other written premiums include premiums ceded to our reinsurers, as part of our reinsurance program. Ceded premiums reduced net written premium growth by $4 million for the three months ended March 31, 2013, compared with the same period of 2012. Other written premiums for the first quarter of 2013 were increased by a more favorable adjustment, compared with the first quarter of last year, for estimated direct written premiums for policies in effect but not yet processed. The adjustment had an immaterial effect on earned premiums.

Cincinnati Financial Corporation First-Quarter 2013 10-Q

Catastrophe losses typically have a meaningful effect on property casualty results and can vary significantly from period to period. Losses from natural catastrophes contributed 1.2 percentage points to the combined ratio in the three months ended March 31, 2013, compared with 11.1 percentage points in the same period of 2012. The following table shows catastrophe losses and loss expenses incurred, net of reinsurance, as well as the effect of loss development on prior period catastrophe events. We individually list declared catastrophe events for which our incurred losses reached or exceeded $5 million.

Catastrophe Losses Incurred

(In millions, net of reinsurance)			Three months ended March 31,
			Comm.	Pers.	E&S
Dates	Event	Region	lines	lines	lines	Total
2013
Mar. 18 -19	Hail, wind	South	$2	$9	$—	$11
All other 2013 catastrophes			5	2	—	7
Development on 2012 and prior catastrophes			(4)	(3)	—	(7)
Calendar year incurred total			$3	$8	$—	$11
2012
Feb. 28-29	Hail, wind, tornado	Midwest	$22	$8	$—	$30
Mar. 2-3	Hail, wind, tornado	Midwest, South	28	45	1	74
All other 2012 catastrophes			2	5	—	7
Development on 2011 and prior catastrophes			(13)	(9)	—	(22)
Calendar year incurred total			$39	$49	$1	$89

The following table includes data for losses incurred of $250,000 or more per claim, net of reinsurance.

Consolidated Property Casualty Insurance Losses by Size

(Dollars in millions)	Three months ended March 31,
	2013	2012	Change %
New losses greater than $4,000,000	$34	$10	240
New losses $1,000,000-$4,000,000	35	31	13
New losses $250,000-$1,000,000	56	43	30
Case reserve development above $250,000	48	67	(28)
Total large losses incurred	173	151	15
Other losses excluding catastrophe losses	252	206	22
Catastrophe losses	10	89	(89)
Total losses incurred	$435	$446	(2)

Ratios as a percent of earned premiums:			Pt. Change
New losses greater than $4,000,000	3.8%	1.3%	2.5
New losses $1,000,000-$4,000,000	3.9	3.9	0.0
New losses $250,000-$1,000,000	6.3	5.5	0.8
Case reserve development above $250,000	5.4	8.3	(2.9)
Total large loss ratio	19.4	19.0	0.4
Other losses excluding catastrophe losses	28.4	25.8	2.6
Catastrophe losses	1.1	11.1	(10.0)
Total loss ratio	48.9%	55.9%	(7.0)

We believe the inherent variability of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the variability in addition to general inflationary trends in loss costs. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category,

Cincinnati Financial Corporation First-Quarter 2013 10-Q

geographic region, policy inception, agency or field marketing territory. The first-quarter 2013 property casualty total large losses incurred of $173 million, net of reinsurance, were slightly higher than the $171 million quarterly average during 2012 and were also higher than the $151 million for the first quarter of 2012. The ratio for these large losses and case reserve increases was 0.4 percentage points higher compared with last year’s first quarter, with new losses up 3.3 points and case reserve development down 2.9 points. We believe results for the three-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $250,000. Losses by size are discussed in further detail in results of operations by property casualty insurance segment.

COMMERCIAL LINES INSURANCE RESULTS OF OPERATIONS

(Dollars in millions)	Three months ended March 31,
	2013	2012	Change %
Earned premiums	$631	$568	11
Fee revenues	—	1	(100)
Total revenues	631	569	11
Loss and loss expenses from:
Current accident year before catastrophe losses	370	386	(4)
Current accident year catastrophe losses	7	52	(87)
Prior accident years before catastrophe losses	(8)	(77)	(90)
Prior accident years catastrophe losses	(4)	(13)	(69)
Loss and loss expenses	365	348	5
Underwriting expenses	208	187	11
Underwriting profit	$58	$34	71

Ratios as a percent of earned premiums:			Pt. Change
Current accident year before catastrophe losses	58.6%	67.9%	(9.3)
Current accident year catastrophe losses	1.1	9.1	(8.0)
Prior accident years before catastrophe losses	(1.2)	(13.6)	12.4
Prior accident years catastrophe losses	(0.7)	(2.3)	1.6
Loss and loss expenses	57.8%	61.1%	(3.3)
Underwriting expenses	33.0	33.1	(0.1)
Combined ratio	90.8%	94.2	(3.4)

Combined ratio:	90.8%	94.2%	(3.4)
Contribution from catastrophe losses and prior years reserve development	(0.8)	(6.8)	6.0
Combined ratio before catastrophe losses and prior years reserve development	91.6%	101.0%	(9.4)

Overview

Performance highlights for the commercial lines segment include:

•
Premiums – Commercial lines earned premiums and net written premiums grew at a double-digit pace during the first three months of 2013 primarily due to higher renewal premiums that continued to reflect improved pricing. Higher new business written premiums also contributed to premium growth, reflecting better pricing as well as our premium growth initiatives. The premiums table below analyzes the primary components of earned premiums. We continue to use predictive analytics tools to improve pricing precision while also leveraging our local relationships with agents through the efforts of our teams that work closely with them. We seek to maintain appropriate pricing discipline for both new and renewal business as our agents and underwriters assess account quality to make careful decisions on a case-by-case basis whether to write or renew a policy.

Agency renewal written premiums rose 11 percent for the first three months of 2013, reflecting higher pricing and improving economic conditions. We measure average changes in commercial lines renewal pricing as the rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no

Cincinnati Financial Corporation First-Quarter 2013 10-Q

change in the level of insured exposures or policy coverage between those periods for respective policies. During the first quarter of 2013, our standard commercial lines policies averaged estimated price increases in a mid-single-digit range, slightly outpacing increases in the fourth quarter of 2012. Our average commercial lines pricing change includes the flat pricing effect of certain coverages within package policies written for a three-year term that were in force but did not expire during the period being measured. Therefore, the average commercial lines pricing change we report reflects a blend of three-year policies that did not expire and other policies that did expire during the measurement period. For only those commercial lines policies that did expire and were subsequently renewed during the first quarter of 2013, we estimate that the average price increase was again near the upper end of the mid-single-digit range, with smaller commercial property policies again experiencing average renewal price increases at a low-double-digit rate.

Renewal premiums for our commercial casualty and workers’ compensation lines include the result of policy audits that adjust initial premium amounts based on differences between estimated and actual sales or payroll related to a specific policy. Net written premiums from audits during the first three months of 2013 netted a positive $11 million which contributed $5 million to the $102 million net increase in net written premiums, compared with the same period a year ago. The $63 million increase in earned premiums during the first three months of 2013, compared with 2012, included a $4 million increase from audit premiums.

New business written premiums for commercial lines increased 29 percent during the first three months of 2013 compared with the same period last year. Policies with annual premiums of $50,000 or more represented just over half of the increase, and in aggregate their premiums grew at a pace more than double the rate of smaller policies.

Other written premiums – which primarily include premiums ceded to our reinsurers as part of our reinsurance program – included commercial lines premiums ceded to reinsurers for the first three months of 2013 that totaled approximately $1 million more than the same period of 2012. Other written premiums for first quarter of 2013 also included a more favorable adjustment, compared with the same period last year, for estimated direct written premiums of policies in effect but not yet processed. The adjustment had an immaterial effect on earned premiums.

Commercial Lines Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2013	2012	Change %
Agency renewal written premiums	$631	$571	11
Agency new business written premiums	97	75	29
Other written premiums	—	(20)	100
Net written premiums	728	626	16
Unearned premium change	(97)	(58)	(67)
Earned premiums	$631	$568	11

•
Combined ratio – The commercial lines combined ratio for the three months ended March 31, 2013, improved compared with the same period of 2012, reflecting a 6.4 percentage-point reduction in the loss ratio from weather-related natural catastrophes. Lower ratios for current accident year loss and loss expenses before catastrophes reflected higher pricing and recent-year initiatives to improve pricing precision and loss experience. The lower ratios were offset by a lower benefit from favorable reserve development on prior accident years.

Catastrophe losses accounted for 0.4 percentage points of the combined ratio for the three months ended March 31, 2013, compared with 6.8 percentage points for the same period last year. The 10-year annual average catastrophe loss impact through 2012 for the commercial lines segment was 4.3 percentage points, and the five-year annual average was 5.9 percentage points.

The ratio for current accident year loss and loss expenses before catastrophe losses improved. The 58.6 percent ratio for the first three months of 2013 improved 9.3 percentage points compared with the 67.9 percent accident year 2012 ratio measured as of March 31, 2012, reflecting both our profit-improvement initiatives and improving market conditions. Higher new large losses incurred, shown in the table below, increased the 2013 ratio 5.0 percentage points more than in 2012 and partially offset other effects that improved the ratio. We believe the net improvement is largely due to initiatives to improve pricing precision and loss experience related to claims and loss control practices, in addition to higher prices that were somewhat offset by normal loss cost inflation or inherent variability of large losses.

Cincinnati Financial Corporation First-Quarter 2013 10-Q

The net effect of reserve development on prior accident years during the first three months of 2013 was favorable for commercial lines overall by $12 million compared with $90 million for the same period in 2012. Our updated estimate of reserves for prior accident years resulted in a net reduction in favorable development, including $25 million for the commercial casualty line of business, $13 million for commercial property, $15 million for commercial auto, $8 million for workers’ compensation and $8 million for surety and executive risk. First-quarter 2013 net reserve development on prior accident years for the commercial auto line netted to an unfavorable $2 million and the surety and executive risk line netted to $18 million, in both instances driven by unfavorable case loss reserve development primarily for accident years 2012 and 2011. Total first-quarter 2013 commercial lines reserve development was unfavorable for accident year 2012 and was favorable for all prior accident years in aggregate. Reserve estimates are inherently uncertain as described in our 2012 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 43.

The commercial lines underwriting expense ratio for the first quarter of 2013 was essentially flat compared with the first quarter of 2012.

Underwriting results and related measures for the combined ratio are summarized in the first table of Commercial Lines Insurance Results of Operations. The tables and discussion below provide additional details for certain primary drivers of underwriting results.

Commercial Lines Insurance Losses by Size

(Dollars in millions)	Three months ended March 31,
	2013	2012	Change %
New losses greater than $4,000,000	$34	$10	240
New losses $1,000,000-$4,000,000	30	24	25
New losses $250,000-$1,000,000	41	31	32
Case reserve development above $250,000	42	64	(34)
Total large losses incurred	147	129	14
Other losses excluding catastrophe losses	150	105	43
Catastrophe losses	2	39	(95)
Total losses incurred	$299	$273	10

Ratios as a percent of earned premiums:			Pt. Change
New losses greater than $4,000,000	5.4%	1.9%	3.5
New losses $1,000,000-$4,000,000	4.7	4.2	0.5
New losses $250,000-$1,000,000	6.5	5.5	1.0
Case reserve development above $250,000	6.7	11.2	(4.5)
Total large loss ratio	23.3	22.8	0.5
Other losses excluding catastrophe losses	23.7	18.4	5.3
Catastrophe losses	0.3	6.8	(6.5)
Total loss ratio	47.3%	48.0%	(0.7)

We continue to monitor new losses and case reserve increases greater than $250,000 for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The first-quarter 2013 commercial lines total large losses incurred of $147 million, net of reinsurance, was somewhat higher than the $141 million quarterly average during 2012. They were also higher than the $129 million total large losses incurred for the first quarter of 2012, primarily due to higher 2013 commercial fire losses. The ratio for these large losses and case reserve increases was 0.5 percentage points higher compared with last year’s first quarter as the increase in total large losses incurred offset higher earned premiums. We believe results for the three-month period largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $250,000.

Cincinnati Financial Corporation First-Quarter 2013 10-Q

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

(Dollars in millions)	Three months ended March 31,
	2013	2012	Change %
Commercial casualty:
Written premiums	$237	$202	17
Earned premiums	204	181	13
Current accident year before catastrophe losses	60.8%	70.2%
Current accident year catastrophe losses	—	—
Prior accident years before catastrophe losses	(11.5)	(26.7)
Prior accident years catastrophe losses	—	—
Total loss and loss expenses ratio	49.3%	43.5%
Commercial property:
Written premiums	$166	$141	18
Earned premiums	147	131	12
Current accident year before catastrophe losses	48.9%	57.2%
Current accident year catastrophe losses	2.8	31.4
Prior accident years before catastrophe losses	2.0	(4.4)
Prior accident years catastrophe losses	(1.9)	(5.8)
Total loss and loss expenses ratio	51.8%	78.4%
Commercial auto:
Written premiums	$135	$114	18
Earned premiums	114	101	13
Current accident year before catastrophe losses	59.6%	73.9%
Current accident year catastrophe losses	0.4	1.4
Prior accident years before catastrophe losses	2.1	(11.9)
Prior accident years catastrophe losses	(0.2)	(0.5)
Total loss and loss expenses ratio	61.9%	62.9%
Workers' compensation:
Written premiums	$113	$93	22
Earned premiums	88	81	9
Current accident year before catastrophe losses	71.8%	82.7%
Current accident year catastrophe losses	—	—
Prior accident years before catastrophe losses	(8.0)	(19.0)
Prior accident years catastrophe losses	—	—
Total loss and loss expenses ratio	63.8%	63.7%
Specialty packages:
Written premiums	$40	$40	0
Earned premiums	39	38	3
Current accident year before catastrophe losses	73.5%	66.4%
Current accident year catastrophe losses	6.4	24.8
Prior accident years before catastrophe losses	(2.5)	(14.0)
Prior accident years catastrophe losses	(3.4)	(12.6)
Total loss and loss expenses ratio	74.0%	64.6%

Cincinnati Financial Corporation First-Quarter 2013 10-Q

(Dollars in millions)	Three months ended March 31,
	2013	2012	Change %
Surety and executive risk:
Written premiums	$26	$27	(4)
Earned premiums	29	27	7
Current accident year before catastrophe losses	44.5%	49.2%
Current accident year catastrophe losses	—	—
Prior accident years before catastrophe losses	60.8	34.8
Prior accident years catastrophe losses	—	—
Total loss and loss expenses ratio	105.3%	84.0%
Machinery and equipment:
Written premiums	$11	$9	22
Earned premiums	10	9	11
Current accident year before catastrophe losses	15.0%	36.0%
Current accident year catastrophe losses	—	—
Prior accident years before catastrophe losses	8.0	3.2
Prior accident years catastrophe losses	—	—
Total loss and loss expenses ratio	23.0%	39.2%

As discussed above, the loss and loss expenses ratio component of the combined ratio is an important measure of underwriting profit and performance. Catastrophe losses are volatile and can distort short-term profitability trends, particularly for certain lines of business. Development of loss and loss expense reserves on prior accident years can also distort trends in measures of profitability for recently written business. To illustrate these effects, we separate their impact on the ratios shown in the table above. For the three months ended March 31, 2013, the commercial lines of business with the most significant profitability challenge were surety and executive risk and commercial auto. Our first-quarter 2013 surety and executive risk results included unfavorable development on prior accident year reserves for director and officer liability related to financial institutions. As discussed in our 2012 Annual Report on Form 10-K, Item 7, Commercial Lines Insurance Results of Operations, Page 66, we have taken steps to actively manage the potentially high risk of writing director and officer liability. On 10-K page 63, we noted the launch of a multi-department, multi-disciplinary taskforce that has been reviewing our commercial auto business to determine ways to improve profitability, similar to the approach we used to improve workers' compensation results. Initiatives in process during the first quarter of 2013 included continuing education for underwriters and field marketing representatives, more focus on cost-new and proper classification of insured commercial autos, limits management - such as when umbrella liability coverage is provided over commercial auto liability coverage, and improvements in the collection and use of accurate commercial vehicle identification number information.

Cincinnati Financial Corporation First-Quarter 2013 10-Q

PERSONAL LINES INSURANCE RESULTS OF OPERATIONS

(Dollars in millions)	Three months ended March 31,
	2013	2012	Change %
Earned premiums	$231	$209	11

Loss and loss expenses from:
Current accident year before catastrophe losses	126	142	(11)
Current accident year catastrophe losses	11	58	(81)
Prior accident years before catastrophe losses	7	(17)	nm
Prior accident years catastrophe losses	(3)	(9)	67
Loss and loss expenses	141	174	(19)
Underwriting expenses	70	57	23
Underwriting profit (loss)	$20	$(22)	nm

Ratios as a percent of earned premiums:			Pt. Change
Current accident year before catastrophe losses	54.7%	67.9%	(13.2)
Current accident year catastrophe losses	4.8	28.2	(23.4)
Prior accident years before catastrophe losses	3.1	(7.8)	10.9
Prior accident years catastrophe losses	(1.3)	(4.7)	3.4
Loss and loss expenses	61.3	83.6	(22.3)
Underwriting expenses	30.3	27.3	3.0
Combined ratio	91.6%	110.9%	(19.3)

Combined ratio:	91.6%	110.9%	(19.3)
Contribution from catastrophe losses and prior years reserve development	6.6	15.7	(9.1)
Combined ratio before catastrophe losses and prior years reserve development	85.0%	95.2%	(10.2)

Overview

Performance highlights for the personal lines segment include:

•
Premiums – Personal lines earned premiums and net written premiums for the three months ended March 31, 2013, continued to grow primarily due to higher renewal premiums. The increase reflected improved pricing and a steady, high level of policy retention. Higher new business written premiums also contributed to premium growth, reflecting better pricing as well as our premium growth initiatives. The premiums table below analyzes the primary components of earned premiums.

Agency renewal written premiums increased 11 percent in the first quarter of 2013 because of rate increases in recent years, ongoing high levels of policy retention, premium growth initiatives and a higher level of insured exposures. In October 2012, we began increases for the homeowner line of business, averaging approximately 9 percent, with some individual policy rate increases lower or higher based on risk characteristics of the insured exposure.

Beginning in the first half of 2013, we are implementing rate changes for our personal auto line of business in the majority of the 30 states where we market personal auto policies. The average rate change is an increase in the low-single-digit range, with some individual policies experiencing lower or higher rates based on enhanced pricing precision enabled by predictive models. Rate changes for personal auto beginning in late 2010 and 2011 also represented an average rate increase in the low-single-digit range.

Personal lines new business written premiums continued to grow during the first three months of 2013, up 17 percent compared with the same period of 2012. We continue to believe we are successful in attracting more of our agents’ preferred business when it is priced more accurately based on insured exposure. Some of what we report as new business came from accounts that were not new to our agents. We believe our agents’ seasoned accounts tend to be priced and underwritten more accurately than business that may be less familiar to them.

Cincinnati Financial Corporation First-Quarter 2013 10-Q

Other written premiums – which primarily include premiums ceded to our reinsurers as part of our reinsurance program – decreased net written premium growth by $2 million more for the three months ended March 31, 2013, than for the same period of 2012.

We continue to implement strategies discussed in our 2012 Annual Report on Form 10-K, Item 1, Strategic Initiatives, Page 10, to enhance our response to marketplace changes and to help achieve our long-term objectives for personal lines growth and profitability. These strategies include several initiatives to more profitably underwrite property coverages.

Personal Lines Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2013	2012	Change %
Agency renewal written premiums	$195	$175	11
Agency new business written premiums	28	24	17
Other written premiums	(8)	(6)	(33)
Net written premiums	215	193	11
Unearned premium change	16	16	0
Earned premiums	$231	$209	11

•
Combined ratio – The personal lines combined ratio for the three months ended March 31, 2013, improved compared with the same period of 2012, primarily due to weather-related catastrophe losses that were 20.0 percentage points lower.

Catastrophe losses accounted for 3.5 percentage points of the combined ratio for the three months ended March 31, 2013, compared with 23.5 percentage points for the same period last year. The 10-year annual average catastrophe loss ratio through 2012 for the personal lines segment was 11.4 percentage points, and the five-year annual average was 15.6 percentage points.

The ratio for current accident year loss and loss expenses before catastrophe losses for the three months ended March 31, 2013, also improved compared with the same 2012 period. The 54.7 percent ratio for the first three months of 2013 improved 13.2 percentage points compared with the 67.9 percent accident year 2012 ratio measured as of March 31, 2012. This improvement largely reflected higher rates in addition to recent-year initiatives to improve pricing precision and risk selection. Higher new large losses incurred, shown in the table below, contributed 0.7 percentage points more to the 2013 ratio, partially offsetting the initiatives’ effect.

In addition to the rate increases discussed above, we continue to refine our pricing to better match premiums to the risk of loss on individual policies. The results of improved pricing per risk and broad-based rate increases are expected to help position the combined ratio at a profitable level over the long term. In addition, greater geographic diversification is expected over time to reduce the volatility of homeowner loss ratios attributable to weather-related catastrophe losses.

Personal lines reserve development on prior accident years netted to an unfavorable total during the first three months of 2013, primarily due to $7 million of unfavorable case loss reserve development for accident year 2012 from our personal auto line of business. The increase in large losses incurred, shown in the table below, plus an updated estimate of IBNR reserves, contributed to the unfavorable development. Reserve estimates are inherently uncertain as described in our 2012 Annual Report on Form 10-K, Item 7, Property Casualty Insurance Loss and Loss Expense Reserves, Page 43.

The underwriting expense ratio rose for the first three months of 2013 compared with the same period of 2012, primarily due to higher commissions.

Cincinnati Financial Corporation First-Quarter 2013 10-Q

Personal Lines Insurance Losses by Size

(Dollars in millions)	Three months ended March 31,
	2013	2012	Change %
New losses greater than $4,000,000	$—	$—	nm
New losses $1,000,000-$4,000,000	4	5	(20)
New losses $250,000-$1,000,000	12	8	50
Case reserve development above $250,000	6	2	200
Total large losses incurred	22	15	47
Other losses excluding catastrophe losses	94	95	(1)
Catastrophe losses	8	49	(84)
Total losses incurred	$124	$159	(22)

Ratios as a percent of earned premiums:			Pt. Change
New losses greater than $4,000,000	0.0%	0.0%	0.0
New losses $1,000,000-$4,000,000	1.6	2.3	(0.7)
New losses $250,000-$1,000,000	5.4	4.0	1.4
Case reserve development above $250,000	2.4	0.9	1.5
Total large losses incurred	9.4	7.2	2.2
Other losses excluding catastrophe losses	40.9	45.7	(4.8)
Catastrophe losses	3.3	23.3	(20.0)
Total loss ratio	53.6%	76.2%	(22.6)

We continue to monitor new losses and case reserve increases greater than $250,000 for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the first quarter of 2013, the personal lines total ratio for these losses and case reserve increases, net of reinsurance, was 2.2 percentage points higher compared with last year’s first quarter, reflecting a higher number of personal auto claims and incurred losses, partially offset by higher earned premiums. We believe results for the three-month period largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $250,000.

Cincinnati Financial Corporation First-Quarter 2013 10-Q

Personal Lines of Business Analysis

We prefer to write personal lines coverages on an account basis to include both auto and homeowner coverages as well as coverages from the other personal business line. As a result, we believe that our personal lines business is best measured and evaluated on a segment basis. However, we provide the line of business data to summarize premium and loss trends separately for each line. The ratios shown in the table below are components of loss and loss expenses as a percentage of earned premiums.

(Dollars in millions)	Three months ended March 31,
	2013	2012	Change %
Personal auto:
Written premiums	$100	$91	10
Earned premiums	107	98	9
Current accident year before catastrophe losses	66.9%	73.5%
Current accident year catastrophe losses	1.4	5.1
Prior accident years before catastrophe losses	7.9	(8.1)
Prior accident years catastrophe losses	(0.3)	(0.8)
Total loss and loss expenses ratio	75.9%	69.7%
Homeowner:
Written premiums	$89	$77	16
Earned premiums	96	84	14
Current accident year before catastrophe losses	40.6%	63.0%
Current accident year catastrophe losses	9.4	60.4
Prior accident years before catastrophe losses	(0.7)	(2.9)
Prior accident years catastrophe losses	(2.4)	(9.8)
Total loss and loss expenses ratio	46.9%	110.7%
Other personal:
Written premiums	$26	$25	4
Earned premiums	28	27	4
Current accident year before catastrophe losses	56.7%	63.1%
Current accident year catastrophe losses	1.5	11.7
Prior accident years before catastrophe losses	(1.5)	(22.1)
Prior accident years catastrophe losses	(1.2)	(3.1)
Total loss and loss expenses ratio	55.5%	49.6%

As discussed above, the loss and loss expense ratio component of the combined ratio is an important measure of underwriting profit and performance. Catastrophe losses are volatile and can distort short-term profitability trends, particularly for certain lines of business. Development of loss and loss expense reserves on prior accident years can also distort trends in measures of profitability for recently written business. To illustrate these effects, we separate their impact on the ratios shown in the table above. For the three months ended March 31, 2013, the personal line of business with the most significant profitability challenge was personal auto, in part due to large losses as discussed above. As discussed in Personal Lines Insurance Results of Operations, Overview, we continue actions to improve pricing per risk and overall rates, which are expected to improve future profitability for both the personal auto and the homeowner lines of business. In addition, we anticipate that the long-term future average for the catastrophe loss ratio would improve due to gradual geographic diversification into states less prone to catastrophe losses.

Cincinnati Financial Corporation First-Quarter 2013 10-Q

EXCESS AND SURPLUS LINES INSURANCE RESULTS OF OPERATIONS

(Dollars in millions)	Three months ended March 31,
	2013	2012	Change %
Earned premiums	$27	$21	29
Loss and loss expenses from:
Current accident year before catastrophe losses	20	16	25
Current accident year catastrophe losses	—	1	(100)
Prior accident years before catastrophe losses	(2)	—	nm
Prior accident years catastrophe losses	—	—	—
Loss and loss expenses	18	17	6
Underwriting expenses	9	7	29
Underwriting profit (loss)	$—	$(3)	100

Ratios as a percent of earned premiums:			Pt. Change
Current accident year before catastrophe losses	73.6	78.3	(4.7)
Current accident year catastrophe losses	0.1	2.4	(2.3)
Prior accident years before catastrophe losses	(8.8)	(0.4)	(8.4)
Prior accident years catastrophe losses	0.3	1.3	(1.0)
Loss and loss expenses	65.2	81.6	(16.4)
Underwriting expenses	32.8	32.0	0.8
Combined ratio	98.0%	113.6%	(15.6)

Combined ratio:	98.0%	113.6%	(15.6)
Contribution from catastrophe losses and prior years reserve development	(8.4)	3.3	(11.7)
Combined ratio before catastrophe losses and prior years reserve development	106.4%	110.3%	(3.9)

 Overview

Performance highlights for the excess and surplus lines segment include:

•
Premiums – Excess and surplus lines earned premiums and net written premiums continued to grow during the first three months of 2013. Growth in renewal written premiums contributed most of the increase.

Renewal written premiums grew 19 percent for the first three months of 2013, compared with the same periods of 2012, reflecting the opportunity to renew many accounts for the first time as well as higher renewal pricing. Renewal pricing changes estimated for our excess and surplus lines policies on average rose to a low-double-digit range. We measure average changes in excess and surplus lines renewal pricing as the rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies.

New business written premiums rose 11 percent for the first three months of 2013, compared with the same periods of 2012, reflecting higher pricing. Some of what we report as new business came from accounts that were not new to our agents. We believe our agents’ seasoned accounts tend to be priced more accurately than business that may be less familiar to them.

Cincinnati Financial Corporation First-Quarter 2013 10-Q

Excess and Surplus Lines Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2013	2012	Change %
Renewal written premiums	$19	$16	19
New business written premiums	10	9	11
Other written premiums	(2)	(1)	(100)
Net written premiums	27	24	13
Unearned premium change	—	(3)	100
Earned premiums	$27	$21	29

•
Combined ratio – The excess and surplus lines combined ratio for the first quarter of 2013 improved 15.6 percentage points compared with the first quarter of 2012, primarily due to lower current accident year losses and loss expenses before catastrophe losses and more favorable net reserve development on prior accident years. The favorable development was concentrated in accident year 2011, reflecting a large net reduction in case loss reserves for certain claims.

The 73.6 percent ratio for current accident year loss and loss expenses before catastrophe losses for the first three months of 2013 improved 4.7 percentage points compared with the 78.3 percent accident year 2012 ratio measured as of March 31, 2012. This decrease reflects new losses incurred of $250,000 or more that were 13.5 points lower for the first three months of 2013, compared with 2012, as shown in the Excess and Surplus Lines Insurance Losses by Size table below.

Catastrophe losses accounted for 0.4 percentage points of the combined ratio for the three months ended March 31, 2013, compared with 3.7 percentage points for the same period of 2012.

Excess and surplus lines net favorable reserve development on prior accident years as a ratio to earned premiums was 8.5 percentage points for the first three months of 2013, compared with 0.9 percentage points of unfavorable reserve development for the same period of 2012. Reserve estimates are inherently uncertain as described in our 2012 Annual Report on Form 10-K, Item 7, Property Casualty Insurance Loss and Loss Expense Reserves, Page 43.

The underwriting expense ratio rose for the first three months of 2013 compared with the same period of 2012, primarily due to higher commissions.

Cincinnati Financial Corporation First-Quarter 2013 10-Q

Excess and Surplus Lines Insurance Losses by Size

(Dollars in millions)	Three months ended March 31,
	2013	2012	Change %
New losses greater than $4,000,000	$—	$—	nm
New losses $1,000,000-$4,000,000	1	2	(50)
New losses $250,000-$1,000,000	3	4	(25)%
Case reserve development above $250,000	—	1	(100)%
Total large losses incurred	4	7	(43)%
Other losses excluding catastrophe losses	8	6	33%
Catastrophe losses	—	1	(100)%
Total losses incurred	$12	$14	(14)%

Ratios as a percent of earned premiums:			Pt. Change
New losses greater than $4,000,000	0.0%	0.0%	0.0
New losses $1,000,000-$4,000,000	4.2	11.1	(6.9)
New losses $250,000-$1,000,000	11.1	17.7	(6.6)
Case reserve development above $250,000	1.0	5.6	(4.6)
Total large losses incurred	16.3	34.4	(18.1)
Other losses excluding catastrophe losses	30.5	27.6	2.9
Catastrophe losses	0.4	3.7	(3.3)
Total loss ratio	47.2%	65.7%	(18.5)

We continue to monitor new losses and case reserve increases greater than $250,000 for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the first quarter of 2013, the excess and surplus line total ratio for these losses and case reserve increases, net of reinsurance, was 18.1 percentage points lower compared with last year’s first quarter, largely due to a lower frequency of large losses. The 16.3 percent ratio for total large losses incurred for the first three months of 2013 was also lower than the full-year 2012 ratio of 25.5 percent. We believe results for the three-month period ended March 31, 2013, largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $250,000.

Cincinnati Financial Corporation First-Quarter 2013 10-Q

LIFE INSURANCE RESULTS OF OPERATIONS

(In millions)	Three months ended March 31,
	2013	2012	Change %
Earned premiums	$42	$41	2
Separate account investment management fees	1	—	nm
Total revenues	43	41	5
Contract holders' benefits incurred	44	43	2
Investment interest credited to contract holders	(21)	(21)	—
Operating expenses incurred	13	22	(41)
Total benefits and expenses	36	44	(18)
Life insurance segment profit (loss)	$7	$(3)	nm

Overview

Performance highlights for the life insurance segment include:

•	Revenues – Revenues increased for the three months ended March 31, 2013, primarily due to higher earned premiums from term life insurance products.

Net in-force life insurance policy face amounts increased to $45.871 billion at March 31, 2013, from $45.126 billion at year-end 2012.

Fixed annuity deposits received for the three months ended March 31, 2013, were $11 million compared with $17 million for the first quarter of 2012. Fixed annuity deposits have a minimal impact to earned premiums because deposits received are initially recorded as liabilities. Profit is earned over time by way of interest rate spreads. We do not write variable or equity annuities and are currently de-emphasizing fixed annuity sales due to the low interest rate environment.

Life Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2013	2012	Change %
Term life insurance	$29	$27	7
Universal life insurance	5	7	(29)
Other life insurance, annuity, and disability income products	8	7	14
Net earned premiums	$42	$41	2

•
Profitability – Our life insurance segment typically reports a small profit or loss on a GAAP basis because profits from investment income spreads are included in our investment segment results. We include only investment income credited to contract holders (including interest assumed in life insurance policy reserve calculations) in our life insurance segment results. A gain of $7 million for our life insurance segment in the first three months of 2013 compared with a loss of $3 million for the same period of 2012, primarily due to decreased operating expenses.

Cincinnati Financial Corporation First-Quarter 2013 10-Q

Although we report most of our life insurance company investment income in our investments segment results, we recognize that assets under management, capital appreciation and investment income are integral to evaluation of the success of the life insurance segment because of the long duration of life products. On a basis that includes investment income and realized gains or losses from life insurance related invested assets, the life insurance company reported a net profit of $14 million in the three months ended March 31, 2013, compared with a net profit of $7 million for the same period of 2012. The life insurance company portfolio had insignificant after-tax realized investment gains in the three months ended March 31, 2013, compared with after-tax realized investment gains of $1 million for the same period of 2012.

Life segment benefits and expenses consist principally of contract holders’ (policyholders’) benefits incurred related to traditional life and interest-sensitive products and operating expenses incurred, net of deferred acquisition costs. Total benefits increased slightly in the first three months of 2013. Increased levels of net death claims were offset by decreased levels of policy reserve growth. Although net death claims increased, they remained within our range of pricing expectations. Operating expenses for the first three months of 2013 decreased compared with the same period a year ago. During the first three months of 2012, the amount of expenses deferred to future periods was decreased through a one-time actuarial adjustment.

Cincinnati Financial Corporation First-Quarter 2013 10-Q

INVESTMENTS RESULTS OF OPERATIONS

Overview

The investments segment contributes investment income and realized gains and losses to results of operations. Investments traditionally are our primary source of pretax and after-tax profits.

Investment Income

Pretax investment income decreased 2 percent for the three months ended March 31, 2013, compared with the same period of 2012. Interest income declined due to the continuing effects of the low interest rate environment. Higher dividend income for the three-month period reflected rising dividend rates and net purchases partially offset by certain holdings that accelerated payments from the current quarter into the fourth quarter of 2012 in response to anticipated tax law changes. Average yields in the table below are based on the average invested asset and cash amounts indicated in the table, using fixed-maturity securities valued at amortized cost and all other securities at fair value. In our 2012 Annual Report on Form 10-K, Item 1, Investments Segment, Page 20, and Item 7, Investments Outlook, Page 83, we discussed our portfolio strategies. We discuss risks related to our investment income and our fixed-maturity and equity investment portfolios in this quarterly report Item 3, Quantitative and Qualitative Disclosures About Market Risk.

We continue to position our portfolio with consideration to both the challenges presented by the current low interest rate environment and the risks presented by potential future inflation. As bonds in our generally laddered portfolio mature or are called over the near term, we will be challenged to replace their current yield. Approximately 21 percent of our fixed-maturity investments mature during April 2013 through December 2015 with an average pretax yield-to-amortized cost of 4.6 percent, including 4.8 percent of the portfolio maturing during the last nine months of 2013 and yielding 4.4 percent. While our bond portfolio more than covers our insurance reserve liabilities, we believe our diversified common stock portfolio of mainly blue chip, dividend-paying companies represents one of our best investment opportunities for the long term.

Investment Results

(In millions)	Three months ended March 31,
	2013	2012	Change %
Total investment income, net of expenses, pretax	$128	$131	(2)
Investment interest credited to contract holders	(21)	(21)	0
Realized investment gains and losses summary:
Realized investment gains and losses	42	25	68
Change in fair value of securities with embedded derivatives	1	4	(75)
Other-than-temporary impairment charges	(2)	(16)	88
Total realized investment gains and losses	41	13
Investment operations profit	$148	$123	20

Cincinnati Financial Corporation First-Quarter 2013 10-Q

(In millions)	Three months ended March 31,
	2013	2012	Change %
Investment income:
Interest	$102	$106	(4)
Dividends	27	26	4
Other	1	1	0
Investment expenses	(2)	(2)	0
Total investment income, net of expenses, pretax	128	131	(2)
Income taxes	(31)	(32)	3
Total investment income, net of expenses, after-tax	$97	$99	(2)

Effective tax rate	24.3%	24.4%

Average invested assets plus cash and cash equivalents	$12,361	$11,689

Average yield pretax	4.14%	4.48%
Average yield after-tax	3.14%	3.39%

Effective fixed-maturity tax rate	27.0%	26.9%

Average fixed-maturity at amortized cost	$8,273	$8,148

Average fixed-maturity yield pretax	4.93%	5.20%
Average fixed-maturity yield after-tax	3.60%	3.80%

Net Realized Gains and Losses

We reported net realized investment gains of $41 million in the three months ended March 31, 2013, as net gains from investment sales and bond calls were partially offset by other-than-temporary impairment (OTTI) charges. OTTI charges during the three months ended March 31, 2013, were $2 million. We reported net realized investment gains of $13 million for the three months ended March 31, 2012, as net gains from investment sales and bond calls offset OTTI charges.

Investment gains or losses are recognized upon the sales of investments or as otherwise required under GAAP. The timing of realized gains or losses from sales can have a material effect on results in any quarter. However, such gains or losses usually have little, if any, effect on total shareholders’ equity because most equity and fixed-maturity investments are carried at fair value, with the unrealized gain or loss included as a component of accumulated other comprehensive income. Accounting requirements for OTTI charges for the fixed-maturity portfolio are disclosed in our 2012 Annual Report on Form 10-K, Item 8, Note 1, Summary of Significant Accounting Policies, Page 115.

The total net realized investment gains for the first three months of 2013 included:

•	$37 million in net gains from the sale of various common and preferred stock holdings.

•	$2 million in net gains from fixed-maturity security sales and calls.

•	$4 million in other net realized gains, including $1 million in gains from changes in fair value of securities with embedded derivatives.

•	$2 million in OTTI charges to write down five fixed-maturity securities.

Of the 2,804 securities in the portfolio, no securities were trading below 70 percent of amortized cost at March 31, 2013. Our asset impairment committee regularly monitors the portfolio, including a quarterly review of the entire portfolio for potential OTTI charges. We believe that if the improving liquidity in the markets were to reverse, or the economic recovery were to significantly stall, we could experience declines in portfolio values and possibly additional OTTI charges.

Cincinnati Financial Corporation First-Quarter 2013 10-Q

The table below provides additional detail for OTTI charges.

(In millions)	Three months ended March 31,
	2013	2012
Fixed maturities
Utilities	$1	$—
Municipal	1	—
Total fixed maturities	2	—
Common equities
Energy	$—	$1
Industrial	—	6
Consumer discretionary	—	9
Total common equities	—	16
Total	$2	$16

OTHER

We report as Other the noninvestment operations of the parent company and a noninsurer subsidiary, CFC Investment Company. Losses before income taxes for Other were largely driven by interest expense from debt of the parent company.

(In millions)	Three months ended March 31,
	2013	2012	Change %
Interest and fees on loans and leases	$2	$2	—
Other revenues	—	—	nm
Total revenues	2	2	—
Interest expense	13	14	(7)
Operating expenses	5	5	—
Total expenses	18	19	(5)
Other loss	$(16)	$(17)	6

TAXES

We had $63 million of income tax expense for the three months ended March 31, 2013, compared with income tax expense of $26 million for the same period of 2012. The effective tax rate for the three months ended March 31, 2013, was 29.0 percent compared with 23.2 percent for the same period last year. The change in our effective tax rates was primarily due to changes in pretax income from underwriting results and realized investment gains and losses compared with unchanged levels of permanent book-tax differences.

Historically, we have pursued a strategy of investing some portion of cash flow in tax-advantaged fixed-maturity and equity securities to minimize our overall tax liability and maximize after-tax earnings. See Tax-Exempt Fixed Maturities for further discussion on municipal bond purchases in our fixed-maturity investment portfolio. For our insurance subsidiaries, approximately 85 percent of income from tax-advantaged fixed-maturity investments is exempt from federal tax. Our noninsurance companies own an immaterial amount of tax-advantaged, fixed-maturity investments. For our insurance subsidiaries, the dividend received deduction, after the dividend proration of the 1986 Tax Reform Act, exempts approximately 60 percent of dividends from qualified equities from federal tax. For our noninsurance companies, the dividend received deduction exempts 70 percent of dividends from qualified equities. Details about our effective tax rate are found in our 2012 Annual Report on Form 10-K, Item 8, Note 11, Income Taxes, Page 129, and in this quarterly report Item 1, Note 10 – Income Taxes.

Cincinnati Financial Corporation First-Quarter 2013 10-Q

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2013, shareholders’ equity was $5.785 billion compared with $5.453 billion at December 31, 2012. Total debt was $894 million at March 31, 2013, and at December 31, 2012. At March 31, 2013, cash and cash equivalents totaled $380 million compared with $487 million at December 31, 2012.

SOURCES OF LIQUIDITY

Subsidiary Dividends

Our lead insurance subsidiary declared dividends of $75 million to the parent company during the first three months of 2013, unchanged from the same period of 2012. Another subsidiary, CFC Investment Company, declared and paid dividends of $25 million to the parent company during the first quarter of 2013 compared with none for full-year 2012. For the full-year 2012, subsidiary dividends declared totaled $300 million. State of Ohio regulatory requirements restrict the dividends our insurance subsidiary can pay. During 2013, total dividends that our insurance subsidiary could pay to our parent company without regulatory approval are approximately $391 million.

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

We own no European sovereign debt. Our European-based securities held at year-end 2012 are summarized by country in our 2012 Annual Report on Form 10-K, Item 7A, Qualitative and Quantitative Disclosures About Market Risk, Page 101. See our 2012 Annual Report on Form 10-K, Item 1, Investment Segment, Page 20, for a discussion of our historic investment strategy, portfolio allocation and quality.

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

The table below shows a summary of underwriting cash flow for property casualty insurance (direct method):

(Dollars in millions)	Three months ended March 31,
	2013	2012	Change %
Premiums collected	$960	$851	13
Loss and loss expenses paid	(513)	(507)	1
Commissions and other underwriting expenses paid	(370)	(300)	23
Insurance subsidiary cash flow from underwriting	77	44	75
Investment income received	87	90	(3)
Insurance underwriting cash flow	$164	$134	22

Collected premiums for property casualty insurance rose $109 million during the first three months of 2013, compared with the same period in 2012. Loss and loss expenses paid rose only $6 million, primarily due to lower catastrophe losses paid. Commissions and other underwriting expenses paid rose $70 million, primarily due to higher commissions paid to agencies, reflecting the increase in collected premiums.

Cincinnati Financial Corporation First-Quarter 2013 10-Q

We discuss our future obligations for claims payments and for underwriting expenses in our 2012 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 86, and Other Commitments, also on Page 86.

Capital Resources

At March 31, 2013, our debt-to-total-capital ratio was 13.4 percent, with $790 million in long-term debt and $104 million in borrowing on our revolving short-term line of credit. There was no change in the amount of the $104 million short-term debt during the first three months of 2013. Based on our present capital requirements, we do not anticipate a material increase in debt levels during the remainder of 2013. As a result, we expect changes in our debt-to-total-capital ratio to continue to be largely a function of the contribution of unrealized investment gains or losses to shareholders’ equity.

We provide details of our three long-term notes in our 2012 Annual Report on Form 10-K, Item 8, Note 8, Long-Term Debt and Capital Lease Obligations, Page 127. None of the notes are encumbered by rating triggers.

Four independent ratings firms award insurer financial strength ratings to our property casualty insurance companies and three firms rate our life insurance company. Those firms made no changes to our debt ratings during the first three months of 2013. Our debt ratings are discussed in our 2012 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, Additional Sources of Liquidity, Page 84.

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

Contractual Obligations

In our 2012 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 86, we estimated our future contractual obligations as of December 31, 2012. There have been no material changes to our estimates of future contractual obligations since our 2012 Annual Report on Form 10-K.

Other Commitments

In addition to our contractual obligations, we have other property casualty operational commitments.

•
Commissions – Commissions paid were $245 million in the first three months of 2013. Commission payments generally track with written premiums, except for annual profit-sharing commissions typically paid during the first quarter of the year.

•
Other underwriting expenses – Many of our underwriting expenses are not contractual obligations, but reflect the ongoing expenses of our business. Noncommission underwriting expenses paid were $125 million in the first three months of 2013.

•
In addition to contractual obligations for hardware and software, we anticipate capitalizing approximately $5 million in spending for key technology initiatives in 2013. Capitalized development costs related to key technology initiatives were $1 million in the first three months of 2013. These activities are conducted at our discretion, and we have no material contractual obligations for activities planned as part of these projects.

We contributed $15 million to our qualified pension plan during the first quarter of 2013. We do not anticipate further contributions to our qualified pension plan during the remainder of 2013.

Cincinnati Financial Corporation First-Quarter 2013 10-Q

Investing Activities

After fulfilling operating requirements, we invest cash flows from underwriting, investment and other corporate activities in fixed-maturity and equity securities on an ongoing basis to help achieve our portfolio objectives. We discuss our investment strategy and certain portfolio attributes in Item 3, Quantitative and Qualitative Disclosures about Market Risk.

Uses of Capital

Uses of cash to enhance shareholder return include dividends to shareholders. In February 2013, the board of directors declared a regular quarterly cash dividend of 40.75 cents per share for an indicated annual rate of $1.63 per share. During the first three months of 2013, we used $65 million to pay cash dividends to shareholders.

PROPERTY CASUALTY INSURANCE RESERVES

For the business lines in the commercial and personal lines insurance segments, and in total for the excess and surplus lines segment, the following table details gross reserves among case, IBNR and loss expense reserves, net of salvage and subrogation reserves. Reserving practices are discussed in our 2012 Annual Report on Form 10-K, Item 7, Property Casualty Insurance Loss and Loss Expense Obligations and Reserves, Page 88.

Total gross reserves at March 31, 2013, increased $4 million compared with December 31, 2012. Case reserves for losses decreased $20 million while IBNR reserves increased by $24 million and total loss expense reserves did not change.

Cincinnati Financial Corporation First-Quarter 2013 10-Q

Property and Casualty Gross Reserves

(In millions)	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
	reserves	reserves	reserves	reserves	of total
At March 31, 2013
Commercial lines
Commercial casualty	$807	$364	$502	$1,673	40.1%
Commercial property	190	19	37	246	5.9
Commercial auto	244	37	67	348	8.3
Workers' compensation	420	476	98	994	23.8
Specialty packages	124	3	27	154	3.7
Surety and executive risk	141	7	74	222	5.3
Machinery and equipment	—	2	2	4	0.1
Subtotal	1,926	908	807	3,641	87.2
Personal lines
Personal auto	142	(10)	54	186	4.5
Homeowner	75	21	24	120	2.9
Other personal	44	42	5	91	2.2
Subtotal	261	53	83	397	9.6
Excess and surplus lines	63	40	32	135	3.2
Total	$2,250	$1,001	$922	$4,173	100.0%
At December 31, 2012
Commercial lines
Commercial casualty	$816	$348	$503	$1,667	40.0%
Commercial property	197	22	38	257	6.2
Commercial auto	252	35	66	353	8.5
Workers' compensation	433	473	97	1,003	24.1
Specialty packages	129	3	27	159	3.8
Surety and executive risk	121	6	74	201	4.8
Machinery and equipment	1	2	2	5	0.1
Subtotal	1,949	889	807	3,645	87.5
Personal lines
Personal auto	140	(10)	53	183	4.4
Homeowner	81	21	27	129	3.1
Other personal	39	42	5	86	2.1
Subtotal	260	53	85	398	9.6
Excess and surplus lines	61	35	30	126	2.9
Total	$2,270	$977	$922	$4,169	100.0%

LIFE POLICY AND INVESTMENT CONTRACT RESERVES

Gross life policy and investment contract reserves were $2.310 billion at March 31, 2013, compared with $2.295 billion at year-end 2012, reflecting continued growth in life insurance policies in force. We discuss our life insurance reserving practices in our 2012 Annual Report on Form 10-K, Item 7, Life Insurance Policyholder Obligations and Reserves, Page 94.

Cincinnati Financial Corporation First-Quarter 2013 10-Q

OTHER MATTERS

SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are discussed in our 2012 Annual Report on Form 10-K, Item 8, Note 1, Summary of Significant Accounting Policies, Page 112, and updated in this quarterly report Item 1, Note 1, Accounting Policies.

In conjunction with those discussions, in the Management’s Discussion and Analysis in the 2012 Annual Report on Form 10-K, management reviewed the estimates and assumptions used to develop reported amounts related to the most significant policies. Management discussed the development and selection of those accounting estimates with the audit committee of the board of directors.

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

Our view of potential risks and our sensitivity to such risks is discussed in our 2012 Annual Report on Form 10-K, Item 7a, Quantitative and Qualitative Disclosures about Market Risk, Page 100.

The fair value of our investment portfolio was $12.970 billion at March 31, 2013, compared with $12.466 billion at year-end 2012.

(In millions)	At March 31, 2013				At December 31, 2012
	Cost or amortized cost	Percent to total	Fair value	Percent to total	Cost or amortized cost	Percent to total	Fair value	Percent to total
Taxable fixed maturities	$5,610	52.2%	$6,267	48.3%	$5,473	51.7%	$6,137	49.2%
Tax-exempt fixed maturities	2,713	25.3	2,902	22.4	2,749	26.0	2,956	23.7
Common equities	2,331	21.7	3,675	28.3	2,270	21.4	3,238	26.0
Preferred equities	85	0.8	126	1.0	99	0.9	135	1.1
Total	$10,739	100.0%	$12,970	100.0%	$10,591	100.0%	$12,466	100.0%

Our consolidated investment portfolio contains $6 million of assets for which values are based on prices or valuation techniques that require significant management judgment (Level 3 assets). We have generally obtained and evaluated two nonbinding quotes from brokers, then our investment professionals determine our best estimate of fair value. These investments include private placements, small issues and various thinly traded securities.

At March 31, 2013, total Level 3 assets were less than 1 percent of investment portfolio assets measured at fair value. See Item 1, Note 3, Fair Value Measurements, for additional discussion of our valuation techniques.

In addition to our investment portfolio, the total investments amount reported in our condensed consolidated balance sheets includes Other invested assets. Other invested assets included $36 million of life policy loans and liens plus $31 million of venture capital fund investments at March 31, 2013.

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

Cincinnati Financial Corporation First-Quarter 2013 10-Q

Our investment portfolio had no European sovereign debt holdings at March 31, 2013. At that time we owned other European-based securities, primarily corporate bonds, totaling $507 million in fair value. We discussed our European-based holdings in our 2012 Annual Report on Form 10-K, Item 7a, Quantitative and Qualitative Disclosures about Market Risk, Page 101. The composition of our European-based holdings at March 31, 2013, did not materially change from the $504 million fair value total at year-end 2012.

In the first three months of 2013, the increase in fair value of our fixed-maturity portfolio was due to purchases. At March 31, 2013, our fixed-maturity portfolio was valued at 110.2 percent of its amortized cost, compared with 110.6 percent at December 31, 2012.

Credit ratings at March 31, 2013, compared with December 31, 2012, for the fixed-maturity and short-term portfolios were:

(In millions)	At March 31, 2013		At December 31, 2012
	Fair	Percent	Fair	Percent
	value	to total	value	to total
Moody's Ratings and Standard & Poor's Ratings combined
Aaa, Aa, A, AAA, AA, A	$5,498	60.0%	$5,544	61.0%
Baa, BBB	3,244	35.4	3,180	35.0
Ba, BB	206	2.2	168	1.8
B, B	16	0.2	20	0.2
Caa, CCC, Ca	0	0.0	2	0.0
Daa, Da, D	2	0.0	1	0.0
Non-rated	203	2.2	178	2.0
Total	$9,169	100.0%	$9,093	100.0%

Attributes of the fixed-maturity portfolio include:

	At March 31, 2013		At December 31, 2012
Weighted average yield-to-amortized cost	5.0%		5.0%
Weighted average maturity	6.2	yrs	6.3	yrs
Effective duration	4.2	yrs	4.2	yrs

We discuss maturities of our fixed-maturity portfolio in our 2012 Annual Report on Form 10-K, Item 8, Note 2, Investments, Page 118, and in this quarterly report Item 2, Investments Results of Operations.

TAXABLE FIXED MATURITIES

Our taxable fixed-maturity portfolio, with a fair value of $6.267 billion at March 31, 2013, included:

(In millions)	At March 31, 2013	At December 31, 2012
Investment-grade corporate	$5,465	$5,388
States, municipalities and political subdivisions	336	334
Below investment-grade corporate	212	182
Government sponsored enterprises	167	164
Convertibles and bonds with warrants attached	27	31
United States government	8	7
Foreign government	13	3
Commercial mortgage backed securities	39	28
Total	$6,267	$6,137

Cincinnati Financial Corporation First-Quarter 2013 10-Q

Our strategy is to buy and typically hold fixed-maturity investments to maturity, but we monitor credit profiles and fair value movements when determining holding periods for individual securities. With the exception of U.S. agency issues that include United States government and government sponsored enterprises, no individual issuer's securities accounted for more than 1.1 percent of the taxable fixed-maturity portfolio at March 31, 2013. Our investment-grade corporate bonds and commercial mortgage backed securities had an average rating of Baa1 by Moody’s or BBB+ by Standard & Poor’s and represented 87.8 percent of the taxable fixed-maturity portfolio’s fair value at March 31, 2013, compared with 88.2 percent at year-end 2012.

The heaviest concentration in our investment-grade corporate bond portfolio, based on fair value at March 31, 2013, is the financial-related sectors – including banking, financial services and insurance – representing 31.9 percent, compared with 31.2 percent at year-end 2012. We believe our weighting in financial-related sectors is below the average for the corporate bond market as a whole.

Most of the $336 million of securities issued by states, municipalities and political subdivisions included in our taxable fixed maturity portfolio at March 31, 2013, were Build America Bonds.

Our taxable fixed maturity portfolio at March 31, 2013, included $39 million of AAA rated commercial mortgage-backed securities.

Cincinnati Financial Corporation First-Quarter 2013 10-Q

TAX-EXEMPT FIXED MATURITIES

At March 31, 2013, we had $2.902 billion of tax-exempt fixed-maturity securities with an average rating of Aa2/AA by Moody’s and Standard & Poor’s. We traditionally have purchased municipal bonds focusing on general obligation and essential services issues, such as water, waste disposal or others. The portfolio is well diversified among approximately 1,000 municipal bond issuers. No single municipal issuer accounted for more than 0.8 percent of the tax-exempt fixed maturity portfolio at March 31, 2013. The following table shows our municipal bond holdings in our larger states:

(In millions)	Local issued
	general obligation	Special revenue	State issued general		Percent of
At March 31, 2013	bonds	bonds	obligation bonds	Total	total
Texas	$380	$90	$—	$470	16.2%
Indiana	13	265	—	278	9.6
Michigan	262	12	—	274	9.4
Illinois	217	20	—	237	8.2
Ohio	132	95	—	227	7.8
Washington	175	36	2	213	7.3
Wisconsin	103	27	2	132	4.5
Pennsylvania	86	8	—	94	3.2
Florida	21	65	—	86	3.0
Arizona	57	26	—	83	2.9
Colorado	45	19	—	64	2.2
New York	32	23	4	59	2.0
New Jersey	38	17	—	55	1.9
Kansas	28	21	—	49	1.7
Utah	24	20	—	44	1.5
All other states	297	237	3	537	18.6
Total	$1,910	$981	$11	$2,902	100.0%
At December 31, 2012
Texas	$398	$95	$—	$493	16.7%
Indiana	15	286	—	301	10.2
Michigan	260	12	—	272	9.2
Illinois	226	20	—	246	8.3
Ohio	135	96	—	231	7.8
Washington	174	39	3	216	7.3
Wisconsin	106	27	3	136	4.6
Pennsylvania	83	8	—	91	3.1
Florida	21	65	—	86	2.9
Arizona	55	26	—	81	2.7
Colorado	45	19	—	64	2.2
New Jersey	38	17	—	55	1.9
New York	29	24	—	53	1.8
Kansas	28	21	—	49	1.7
Minnesota	36	6	—	42	1.4
All other states	285	253	2	540	18.2
Total	$1,934	$1,014	$8	$2,956	100.0%

Cincinnati Financial Corporation First-Quarter 2013 10-Q

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

The table below summarizes the effect of hypothetical changes in interest rates on the fair value of the fixed-maturity portfolio:

(In millions)	Interest Rate Shift in Basis Points
	-200	-100	—	100	200
At March 31, 2013	$9,973	$9,562	$9,169	$8,774	$8,386
At December 31, 2012	$9,888	$9,479	$9,093	$8,704	$8,320

The effective duration of the fixed-maturity portfolio as of March 31, 2013, was 4.2 years, matching 4.2 years at year-end 2012. The above table is a theoretical presentation showing that an instantaneous, parallel shift in the yield curve of 100 basis points could produce an approximately 4.3 percent change in the fair value of the fixed-maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value are to changes in the general level of interest rates, exclusive of call features. The fair values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.

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

EQUITY INVESTMENTS

Our equity investments, with a fair value totaling $3.801 billion at March 31, 2013, include $3.675 billion of common stock securities of companies generally with strong indications of paying and growing their dividends. Other criteria we evaluate include increasing sales and earnings, proven management and a favorable outlook. We believe our equity investment style is an appropriate long-term strategy. While our long-term financial position would be affected by prolonged changes in the market valuation of our investments, we believe our strong surplus position and cash flow provide a cushion against short-term fluctuations in valuation. Continued payment of cash dividends by the issuers of the common equities we hold can provide a floor to their valuation. A $100 million unrealized change in the value of the common stocks owned at period end would cause a change of $65 million, or approximately 40 cents per share, in our shareholders’ equity.

At March 31, 2013, our largest holding had a fair value of 3.4 percent of our publicly-traded common stock portfolio. Exxon Mobil Corporation (NYSE:XOM) was our largest single common stock investment, comprising 1.0 percent of the investment portfolio at the end of the first quarter of 2013.

Cincinnati Financial Corporation First-Quarter 2013 10-Q

Common Stock Portfolio Industry Sector Distribution

	Percent of Publicly Traded Common Stock Portfolio
	At March 31, 2013		At December 31, 2012
	Cincinnati Financial	S&P 500 Industry Weightings	Cincinnati Financial	S&P 500 Industry Weightings
Sector:
Information technology	17.1%	18.1%	16.0%	19.1%
Industrials	13.1	10.1	12.9	10.1
Healthcare	12.0	12.5	12.2	12.0
Energy	11.6	10.9	12.0	11.0
Financial	11.3	15.9	11.2	10.6
Consumer staples	11.0	11.0	11.7	15.6
Consumer discretionary	10.2	11.6	9.7	11.5
Materials	5.3	3.4	5.7	3.6
Utilities	4.7	3.5	4.8	3.4
Telecomm services	3.7	3.0	3.8	3.1
Total	100.0%	100.0%	100.0%	100.0%

UNREALIZED INVESTMENT GAINS AND LOSSES

At March 31, 2013, unrealized investment gains before taxes for the consolidated investment portfolio totaled $2.237 billion and unrealized investment losses amounted to $6 million.

The unrealized investment gains at March 31, 2013, were due to a pretax net gain position in our fixed-maturity portfolio of $846 million and a net gain position in our equity portfolio of $1.385 billion. The net gain position in our fixed-maturity portfolio has grown in recent years due largely to a declining interest rate environment. The net gain position for our current fixed-maturity holdings will naturally decline over time as individual securities mature. In addition, changes in interest rates can cause rapid, significant changes in fair values of fixed-maturity securities and the net gain position, as discussed in Quantitative and Qualitative Disclosures about Market Risk. The three largest contributors to our equity portfolio net gain position were ExxonMobil, Chevron (NYSE:CVX) and the Procter & Gamble Company (NYSE:PG) common stocks, which had a combined net gain position of $283 million.

Unrealized Investment Losses

We expect the number of securities trading below amortized cost to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, amortized costs for some securities are revised through OTTI recognized in prior periods. At March 31, 2013, 117 of the 2,804 securities we owned had fair values below amortized cost, compared with 68 of the 2,784 securities we owned at year-end 2012. The 117 holdings with fair values below cost or amortized cost at March 31, 2013, represented 3.3 percent of fair value of our investment portfolio and $6 million in unrealized losses.

•
115 of the 117 holdings had fair values between 90 percent and 100 percent of amortized cost at March 31, 2013. Four of these 115 holdings are equity securities that may be subject to OTTI charges taken through earnings should they not recover by the recovery dates we determined. The remaining 111 securities primarily consist of fixed-maturity securities whose current valuation is largely the result of interest rate factors. The fair value of these 115 securities was $426 million, and they accounted for $5 million in unrealized losses.

•
Two of the 117 holdings had fair values between 70 percent and 90 percent of amortized cost at March 31, 2013. Both are fixed-maturity securities that we believe will continue to pay interest and ultimately principal upon maturity. The issuers of these securities have strong cash flow to service their debt and meet their contractual obligation to make principal payments. The fair value of these two securities was $6 million, and they accounted for $1 million in unrealized losses.

•	No securities were trading below 70 percent of amortized cost at March 31, 2013.

Cincinnati Financial Corporation First-Quarter 2013 10-Q

The table below reviews fair values and unrealized losses by investment category and by the overall duration of the securities’ continuous unrealized loss position.

(In millions)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At March 31, 2013	value	losses	value	losses	value	losses
Fixed maturities:
States, municipalities and political subdivisions	$103	$1	$—	$—	$103	$1
Government-sponsored enterprises	107	1	—	—	107	1
Commercial mortgage-backed securities	16	—	—	—	16	—
Corporate securities	118	1	13	1	131	2
Subtotal	344	3	13	1	357	4
Equity securities:
Common equities	74	2	—	—	74	2
Preferred equities	1	—	—	—	1	—
Subtotal	75	2	—	—	75	2
Total	$419	$5	$13	$1	$432	$6
At December 31, 2012
Fixed maturities:
States, municipalities and political subdivisions	$53	$1	$—	$—	$53	$1
Government-sponsored enterprises	1	—	—	—	1	—
Corporate securities	58	1	17	1	75	2
Subtotal	112	2	17	1	129	3
Equity securities:
Common equities	107	9	—	—	107	9
Preferred equities	4	1	—	—	4	1
Subtotal	111	10	—	—	111	10
Total	$223	$12	$17	$1	$240	$13

At March 31, 2013, four fixed-maturity securities with a total unrealized loss of $1 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity securities had fair values under 70 percent of amortized cost; two fixed-maturity securities with a fair value of $7 million had a fair value from 70 percent to less than 90 percent of amortized cost and accounted for $1 million in unrealized losses; and two fixed-maturity securities with a fair value of $6 million had fair values from 90 percent to less than 100 percent of amortized cost and accounted for less than $1 million in unrealized losses.

At March 31, 2013, no equity securities had been in an unrealized loss position for 12 months or more.

At March 31, 2013, applying our invested asset impairment policy, we determined that the $6 million in total unrealized losses in the table above were not other-than-temporarily impaired.

During the first quarter of 2013, five securities were written down through impairment charges. OTTI resulted in pretax, noncash charges of $2 million for the three months ended March 31, 2013. During the same period of 2012, we wrote down securities resulting in $16 million in OTTI charges.

During full-year 2012, we wrote down 13 securities and recorded $33 million in OTTI charges. At December 31, 2012, four fixed-maturity investments with a total unrealized loss of $1 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity investments had fair values below 70 percent of amortized cost. No equity investments had been in an unrealized loss position for 12 months or more as of December 31, 2012.

Cincinnati Financial Corporation First-Quarter 2013 10-Q

The following table summarizes the investment portfolio by severity of decline:

(In millions)	Number of issues	Cost or amortized cost	Fair value	Gross unrealized gain/loss	Gross investment income
At March 31, 2013
Taxable fixed maturities:
Fair valued below 70% of amortized cost	—	$—	$—	$—	$—
Fair valued at 70% to less than 100% of amortized cost	40	257	254	(3)	2
Fair valued at 100% and above of amortized cost	1,348	5,353	6,013	660	72
Securities sold in current year	—	—	—	—	1
Total	1,388	5,610	6,267	657	75
Tax-exempt fixed maturities:
Fair valued below 70% of amortized cost	—	—	—	—	—
Fair valued at 70% to less than 100% of amortized cost	73	104	103	(1)	—
Fair valued at 100% and above of amortized cost	1,245	2,609	2,799	190	27
Securities sold in current year	—	—	—	—	—
Total	1,318	2,713	2,902	189	27
Common equities:
Fair valued below 70% of cost	—	—	—	—	—
Fair valued at 70% to less than 100% of cost	3	76	74	(2)	1
Fair valued at 100% and above of cost	73	2,255	3,601	1,346	24
Securities sold in current year	—	—	—	—	—
Total	76	2,331	3,675	1,344	25
Preferred equities:
Fair valued below 70% of cost	—	—	—	—	—
Fair valued at 70% to less than 100% of cost	1	1	1	—	—
Fair valued at 100% and above of cost	21	84	125	41	2
Securities sold in current year	—	—	—	—	—
Total	22	85	126	41	2
Portfolio summary:
Fair valued below 70% of cost or amortized cost	—	—	—	—	—
Fair valued at 70% to less than 100% of cost or amortized cost	117	438	432	(6)	3
Fair valued at 100% and above of cost or amortized cost	2,687	10,301	12,538	2,237	125
Investment income on securities sold in current year	—	—	—	—	1
Total	2,804	$10,739	$12,970	$2,231	$129
At December 31, 2012
Portfolio summary:
Fair valued below 70% of cost or amortized cost	—	$—	$—	$—	$—
Fair valued at 70% to less than 100% of cost or amortized cost	68	253	240	(13)	8
Fair valued at 100% and above of cost or amortized cost	2,716	10,338	12,226	1,888	496
Investment income on securities sold in current year	—	—	—	—	31
Total	2,784	$10,591	$12,466	$1,875	$535

See our 2012 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Asset Impairment, Page 47.

Cincinnati Financial Corporation First-Quarter 2013 10-Q

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures – The company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)).

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company’s management, with the participation of the company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of March 31, 2013. Based upon that evaluation, the company’s chief executive officer and chief financial officer concluded that the design and operation of the company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure:

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

Changes in Internal Control over Financial Reporting – During the three months ended March 31, 2013, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.        Legal Proceedings

Neither the company nor any of our subsidiaries is involved in any litigation believed to be material other than ordinary, routine litigation incidental to the nature of our business.

Item 1A.    Risk Factors

Our risk factors have not changed materially since they were described in our 2012 Annual Report on Form 10-K filed February 27, 2013.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any of our shares that were not registered under the Securities Act during the first three months of 2013. The board of directors has authorized share repurchases since 1996. Purchases are expected to be made generally through open market transactions. During the first quarter of 2013, we acquired 200,113 shares for $9 million from associates as consideration for options exercised. The board gives management discretion to purchase shares at reasonable prices in light of circumstances at the time of purchase, subject to SEC regulations. On October 24, 2007, the board of directors expanded the existing repurchase authorization to approximately 13 million shares. We have 6,927,125 shares available for purchase under our programs at March 31, 2013.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1-31, 2013	5,776	$41.73	5,776	7,121,462
February 1-28, 2013	100,628	44.60	100,628	7,020,834
March 1-31, 2013	93,709	46.15	93,709	6,927,125
Totals	200,113	45.25	200,113

Cincinnati Financial Corporation First-Quarter 2013 10-Q

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
3.2
Regulations of Cincinnati Financial Corporation, as amended through May 1, 2010 (incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, Exhibit 3.2)

10.1
Form of Incentive Stock Option Agreement for the Cincinnati Financial Corporation Stock Compensation Plan of 2012 (incorporated by reference to Exhibit 10.1 filed with the comany's Current Report on Form 8-K dated February 21, 2013)

10.2
Form of Nonqualified Stock Option Agreement for the Cincinnati Financial Corporation Stock Compensation Plan of 2012 (incorporated by reference to Exhibit 10.2 filed with the company's Current Report on Form 8 K dated February 21, 2013)

10.3
Form of Restricted Stock Unit Agreement (service based) for the Cincinnati Financial Corporation Stock Compensation Plan of 2012 (incorporated by reference to Exhibit 10.3 filed with the company's Current Report on Form 8 K dated February 21, 2013)

10.4
Form of Restricted Stock Unit Agreement (performance based) for the Cincinnati Financial Corporation Stock Compensation Plan of 2012 (incorporated by reference to Exhibit 10.4 filed with the company's Current Report on Form 8 K dated February 21, 2013)

31A	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Executive Officer
31B	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Financial Officer
32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Cincinnati Financial Corporation First-Quarter 2013 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINCINNATI FINANCIAL CORPORATION
Date: April 25, 2013

/S/ Eric N. Mathews
Eric N. Mathews, CPCU, AIAF
Vice President, Assistant Secretary and Assistant Treasurer
(Principal Accounting Officer)

Cincinnati Financial Corporation First-Quarter 2013 10-Q