Form 10-Q
period 2013-06-30
CINCINNATI FINANCIAL CORP
filed 2013-07-25
CIK 20286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)
☑        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2013.

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
☐Yes ☑ No

As of July 22, 2013, there were 163,668,282 shares of common stock outstanding.

CINCINNATI FINANCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2013

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

Part I – Financial Information
Item 1.        Financial Statements (unaudited)

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions except per share data)	June 30,	December 31,
	2013	2012
ASSETS
Investments
Fixed maturities, at fair value (amortized cost: 2013—$8,428; 2012—$8,222)	$8,992	$9,093
Equity securities, at fair value (cost: 2013—$2,452; 2012—$2,369)	3,875	3,373
Other invested assets	66	68
Total investments	12,933	12,534
Cash and cash equivalents	382	487
Investment income receivable	116	115
Finance receivable	79	75
Premiums receivable	1,350	1,214
Reinsurance recoverable	582	615
Prepaid reinsurance premiums	26	26
Deferred policy acquisition costs	546	470
Land, building and equipment, net, for company use (accumulated depreciation: 2013—$405; 2012—$397)	213	217
Other assets	94	61
Separate accounts	713	734
Total assets	$17,034	$16,548
LIABILITIES
Insurance reserves
Loss and loss expense reserves	$4,284	$4,230
Life policy and investment contract reserves	2,345	2,295
Unearned premiums	1,947	1,792
Other liabilities	597	660
Deferred income tax	512	453
Note payable	104	104
Long-term debt and capital lease obligations	833	827
Separate accounts	713	734
Total liabilities	11,335	11,095
Commitments and contingent liabilities (Note 12)	—	—
SHAREHOLDERS' EQUITY
Common stock, par value—$2 per share; (authorized: 2013 and 2012—500 million shares; issued and outstanding: 2013—198 million shares and 2012—197 million shares)	396	394
Paid-in capital	1,162	1,134
Retained earnings	4,152	4,021
Accumulated other comprehensive income	1,221	1,129
Treasury stock at cost (2013 and 2012—34 million shares)	(1,232)	(1,225)
Total shareholders' equity	5,699	5,453
Total liabilities and shareholders' equity	$17,034	$16,548

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three months ended June 30,		Six months ended June 30,
(In millions except per share data)	2013	2012	2013	2012
REVENUES
Earned premiums	$954	$877	$1,885	$1,716
Investment income, net of expenses	131	132	259	263
Total realized investment gains, net	14	6	55	19
Fee revenues	3	2	4	3
Other revenues	2	3	4	5
Total revenues	1,104	1,020	2,207	2,006
BENEFITS AND EXPENSES
Insurance losses and policyholder benefits	631	687	1,199	1,269
Underwriting, acquisition and insurance expenses	307	287	607	561
Interest expense	14	13	27	27
Other operating expenses	4	4	9	8
Total benefits and expenses	956	991	1,842	1,865
INCOME BEFORE INCOME TAXES	148	29	365	141
PROVISION (BENEFIT) FOR INCOME TAXES
Current	37	6	91	26
Deferred	1	(9)	10	(3)
Total provision (benefit) for income taxes	38	(3)	101	23
NET INCOME	$110	$32	$264	$118
PER COMMON SHARE
Net income—basic	$0.67	$0.20	$1.62	$0.73
Net income—diluted	0.66	0.20	1.60	0.72
Accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended June 30,		Six months ended June 30,
(In millions)	2013	2012	2013	2012
NET INCOME	$110	$32	$264	$118
OTHER COMPREHENSIVE INCOME
Unrealized gains (losses) on investments available-for-sale, net of tax of ($85), ($19), $39 and $61, respectively	(159)	(34)	73	114
Amortization of pension actuarial loss and prior service cost, net of tax of $1, $0, $2 and $1, respectively	2	1	3	2
Change in life deferred acquisition costs, life policy reserves and other, net of tax of $8, $(1), $8 and $(3), respectively	16	(4)	16	(7)
Other comprehensive income (loss), net of tax	(141)	(37)	92	109
COMPREHENSIVE INCOME (LOSS)	$(31)	$(5)	$356	$227
Accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock				Accumulated Other		Total Share-
(In millions)	Outstanding Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income	Treasury Stock	holders' Equity
Balance as reported December 31, 2011	162	$393	$1,096	$3,885	$901	$(1,220)	$5,055
Cumulative effect of a change in accounting for deferred policy acquisition costs, net of tax	—	—	—	(22)	—	—	(22)
Balance as adjusted December 31, 2011	162	393	1,096	3,863	901	(1,220)	5,033
Net income	—	—	—	118	—	—	118
Other comprehensive income, net	—	—	—	—	109	—	109
Dividends declared	—	—	—	(130)	—	—	(130)
Stock-based awards exercised and vested	—	—	1	—	—	1	2
Stock-based compensation	—	—	8	—	—	—	8
Purchases	—	—	—	—	—	—	—
Other	—	—	1	—	—	3	4
Balance June 30, 2012	162	$393	$1,106	$3,851	$1,010	$(1,216)	$5,144

Balance December 31, 2012	163	$394	$1,134	$4,021	$1,129	$(1,225)	$5,453
Net income	—	—	—	264	—	—	264
Other comprehensive income, net	—	—	—	—	92	—	92
Dividends declared	—	—	—	(133)	—	—	(133)
Stock-based awards exercised and vested	1	2	17	—	—	5	24
Stock-based compensation	—	—	10	—	—	—	10
Purchases	—	—	—	—	—	(15)	(15)
Other	—	—	1	—	—	3	4
Balance June 30, 2013	164	$396	$1,162	$4,152	$1,221	$(1,232)	$5,699

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
(In millions)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$264	$118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20	22
Realized gains on investments, net	(55)	(19)
Stock-based compensation	10	8
Interest credited to contract holders	22	18
Deferred income tax expense (benefit)	10	(3)
Changes in:
Investment income receivable	(1)	1
Premiums and reinsurance receivable	(103)	(76)
Deferred policy acquisition costs	(39)	(26)
Other assets	(10)	(11)
Loss and loss expense reserves	54	57
Life policy reserves	33	33
Unearned premiums	155	129
Other liabilities	(39)	7
Current income tax receivable	(70)	7
Net cash provided by operating activities	251	265
CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed maturities	14	28
Call or maturity of fixed maturities	459	360
Sale of equity securities	157	124
Purchase of fixed maturities	(666)	(603)
Purchase of equity securities	(190)	(210)
Investment in buildings and equipment, net	(3)	(4)
Investment in finance receivables	(18)	(18)
Collection of finance receivables	14	16
Change in other invested assets, net	3	3
Net cash used in investing activities	(230)	(304)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of cash dividends to shareholders	(130)	(128)
Proceeds from stock options exercised	12	3
Contract holders' funds deposited	45	56
Contract holders' funds withdrawn	(55)	(62)
Excess tax benefits on stock-based compensation	9	1
Other	(7)	(6)
Net cash used in financing activities	(126)	(136)
Net change in cash and cash equivalents	(105)	(175)
Cash and cash equivalents at beginning of year	487	438
Cash and cash equivalents at end of period	$382	$263
Supplemental disclosures of cash flow information:
Interest paid	$27	$27
Income taxes paid	158	19
Non-cash activities:
Conversion of securities	$54	$13
Equipment acquired under capital lease obligations	17	9
Cashless exercise of stock options	15	—

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

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

Our June 30, 2013, condensed consolidated financial statements are unaudited. Certain financial information that is included in annual financial statements prepared in accordance with GAAP is not required for interim reporting and has been condensed or omitted. We believe that we have made all adjustments, consisting only of normal recurring accruals, that are necessary for fair presentation. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our 2012 Annual Report on Form 10-K. The results of operations for interim periods do not necessarily indicate results to be expected for the full year.

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

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

NOTE 2 – INVESTMENTS

The following table provides cost or amortized cost, gross unrealized gains, gross unrealized losses and fair value for our invested assets:

(In millions)	Cost or
	amortized	Gross unrealized		Fair
At June 30, 2013	cost	gains	losses	value
Fixed maturities:
States, municipalities and political subdivisions	$3,044	$162	$18	$3,188
Convertibles and bonds with warrants attached	16	—	—	16
United States government	7	—	—	7
Government-sponsored enterprises	208	—	13	195
Foreign government	10	—	—	10
Commercial mortgage-backed securities	63	—	3	60
Corporate securities	5,080	459	23	5,516
Subtotal	8,428	621	57	8,992
Equity securities:
Common equities	2,375	1,398	12	3,761
Preferred equities	77	37	—	114
Subtotal	2,452	1,435	12	3,875
Total	$10,880	$2,056	$69	$12,867
At December 31, 2012
Fixed maturities:
States, municipalities and political subdivisions	$3,040	$250	$1	$3,289
Convertibles and bonds with warrants attached	31	—	—	31
United States government	7	1	—	8
Government-sponsored enterprises	164	—	—	164
Foreign government	3	—	—	3
Commercial mortgage-backed securities	27	1	—	28
Corporate securities	4,950	622	2	5,570
Subtotal	8,222	874	3	9,093
Equity securities:
Common equities	2,270	977	9	3,238
Preferred equities	99	37	1	135
Subtotal	2,369	1,014	10	3,373
Total	$10,591	$1,888	$13	$12,466

The net unrealized investment gains in our fixed-maturity portfolio are primarily the result of the current low interest rate environment that increased the fair value of our fixed-maturity portfolio. The three largest net unrealized investment gains in our common stock portfolio are from Exxon Mobil Corporation (NYSE:XOM), Chevron Corporation (NYSE:CVX) and The Procter & Gamble Company (NYSE:PG), which had a combined net gain position of $283 million. At At June 30, 2013, we had $16 million fair value of hybrid securities included in fixed maturities that follow Accounting Standards Codification (ASC) 815-15-25, Accounting for Certain Hybrid Financial Instruments, compared with $31 million fair value of hybrid securities at December 31, 2012. The hybrid securities are carried at fair value, and the changes in fair value are included in realized investment gains and losses.

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

The table below provides fair values and unrealized losses by investment category and by the duration of the securities’ continuous unrealized loss position:

(In millions)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At June 30, 2013	value	losses	value	losses	value	losses
Fixed maturities:
States, municipalities and political subdivisions	$377	$18	$—	$—	$377	$18
United States government	1	—	—	—	1	—
Foreign government	10	—	—	—	10	—
Government-sponsored enterprises	185	13	—	—	185	13
Commercial mortgage-backed securities	51	3	—	—	51	3
Corporate securities	580	22	13	1	593	23
Subtotal	1,204	56	13	1	1,217	57
Equity securities:
Common equities	202	12	—	—	202	12
Preferred equities	4	—	—	—	4	—
Subtotal	206	12	—	—	206	12
Total	$1,410	$68	$13	$1	$1,423	$69
At December 31, 2012
Fixed maturities:
States, municipalities and political subdivisions	$53	$1	$—	$—	$53	$1
Government-sponsored enterprises	1	—	—	—	1	—
Corporate securities	58	1	17	1	75	2
Subtotal	112	2	17	1	129	3
Equity securities:
Common equities	107	9	—	—	107	9
Preferred equities	4	1	—	—	4	1
Subtotal	111	10	—	—	111	10
Total	$223	$12	$17	$1	$240	$13

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

The following table provides investment income, realized investment gains and losses and the change in unrealized investment gains and losses and other items:

(In millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Investment income summary:
Interest on fixed maturities	$103	$106	$205	$212
Dividends on equity securities	30	27	57	53
Other investment income	—	1	1	2
Total	133	134	263	267
Less investment expenses	2	2	4	4
Total	$131	$132	$259	$263

Realized investment gains and losses summary:
Fixed maturities:
Gross realized gains	$2	$13	$4	$16
Gross realized losses	—	—	—	—
Other-than-temporary impairments	—	—	(2)	—
Equity securities:
Gross realized gains	12	6	49	29
Gross realized losses	—	(1)	—	(1)
Other-than-temporary impairments	—	(14)	—	(30)
Securities with embedded derivatives	—	1	1	5
Other	—	1	3	—
Total	$14	$6	$55	$19

Change in unrealized gains and losses summary:
Fixed maturities	$(282)	$29	$(307)	$78
Equity securities	38	(82)	419	97
Adjustment to deferred acquisition costs and life policy reserves	26	(8)	29	(15)
Amortization of pension actuarial loss and prior service cost	3	1	5	3
Other	(2)	3	(5)	5
Income taxes on above	76	20	(49)	(59)
Total	$(141)	$(37)	$92	$109

During the three and six months ended June 30, 2013 and 2012, there were no credit losses on fixed-maturity securities for which a portion of other-than-temporary impairment (OTTI) has been recognized in other comprehensive income.

During the quarter ended June 30, 2013, there were no other-than-temporarily impaired securities. At June 30, 2013, four fixed-maturity investments with a total unrealized loss of $1 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity investments had fair values below 70 percent of amortized cost. There were no equity investments in an unrealized loss position for 12 months or more as of June 30, 2013.

At December 31, 2012, four fixed-maturity investments with a total unrealized loss of $1 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity investments had fair values below
70 percent of amortized cost. There were no equity investments in an unrealized loss position for 12 months or more as of December 31, 2012.

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

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

Fair Value Disclosures for Assets
The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis at June 30, 2013, and December 31, 2012. We do not have any material liabilities carried at fair value. There were no transfers between Level 1 and Level 2.

(In millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At June 30, 2013
Fixed maturities, available for sale:
States, municipalities and political subdivisions	$—	$3,187	$1	$3,188
Convertibles and bonds with warrants attached	—	16	—	16
United States government	7	—	—	7
Government-sponsored enterprises	—	195	—	195
Foreign government	—	10	—	10
Commercial mortgage-backed securities	—	60	—	60
Corporate securities	—	5,513	3	5,516
Subtotal	7	8,981	4	8,992
Common equities, available for sale	3,761	—	—	3,761
Preferred equities, available for sale	—	112	2	114
Taxable fixed maturities separate accounts	—	693	—	693
Top Hat Savings Plan (included in Other assets)	11	—	—	11
Total	$3,779	$9,786	$6	$13,571
At December 31, 2012
Fixed maturities, available for sale:
States, municipalities and political subdivisions	$—	$3,288	$1	$3,289
Convertibles and bonds with warrants attached	—	31	—	31
United States government	8	—	—	8
Government-sponsored enterprises	—	164	—	164
Foreign government	—	3	—	3
Commercial mortgage-backed securities	—	28	—	28
Corporate securities	—	5,567	3	5,570
Subtotal	8	9,081	4	9,093
Common equities, available for sale	3,238	—	—	3,238
Preferred equities, available for sale	—	134	1	135
Taxable fixed-maturities separate accounts	—	689	—	689
Top Hat Savings Plan (included in Other assets)	9	—	—	9
Total	$3,255	$9,904	$5	$13,164

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

Each financial instrument that was deemed to have significant unobservable inputs when determining valuation is identified in the following tables by security type with a summary of changes in fair value as of June 30, 2013. Total Level 3 assets continue to be less than 1 percent of financial assets measured at fair value in the condensed consolidated balance sheets. Assets presented in the table below were valued based primarily on broker/dealer quotes for which there is a lack of transparency as to inputs used to develop the valuations. The quantitative detail of these unobservable inputs is neither provided nor reasonably available to us.

The following tables provide the change in Level 3 assets for the three months ended June 30:

(In millions)	Corporate fixed maturities	States, municipalities and political subdivisions fixed maturities	Preferred equities	Total
Beginning balance, March 31, 2013	$3	$1	$2	$6
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—	—
Included in other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Sales	—	—	—	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Ending balance, June 30, 2013	$3	$1	$2	$6

Beginning balance, March 31, 2012	$16	$2	$7	$25
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—	—
Included in other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Sales	(1)	—	—	(1)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	(11)	—	—	(11)
Ending balance, June 30, 2012	$4	$2	$7	$13

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

 The following tables provide the change in Level 3 assets for the six months ended June 30:

(In millions)	Corporate fixed maturities	States, municipalities and political subdivisions fixed maturities	Preferred equities	Total
Beginning balance, December 31, 2012	$3	$1	$1	$5
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—	—
Included in other comprehensive income	—	—	—	—
Purchases	—	—	1	1
Sales	—	—	—	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Ending balance, June 30, 2013	$3	$1	$2	$6

Beginning balance, December 31, 2011	$18	$3	$4	$25
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—	—
Included in other comprehensive income	3	—	2	5
Purchases	—	—	1	1
Sales	(4)	(1)	—	(5)
Transfers into Level 3	1	—	—	1
Transfers out of Level 3	(14)	—	—	(14)
Ending balance, June 30, 2012	$4	$2	$7	$13

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

This table summarizes the book value and principal amounts of our long-term debt:

(In millions)			Book value		Principal amount
			June 30,	December 31,	June 30,	December 31,
Interest rate	Year of issue		2013	2012	2013	2012
6.900%	1998	Senior debentures, due 2028	$28	$28	$28	$28
6.920%	2005	Senior debentures, due 2028	391	391	391	391
6.125%	2004	Senior notes, due 2034	371	371	374	374
		Total	$790	$790	$793	$793

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

The following table shows fair values of our note payable and long-term debt subject to fair value disclosure requirements:

(In millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At June 30, 2013
Note payable	$—	$104	$—	$104
6.900% senior debentures, due 2028	—	33	—	33
6.920% senior debentures, due 2028	—	469	—	469
6.125% senior notes, due 2034	—	402	—	402
Total	$—	$1,008	$—	$1,008

At December 31, 2012
Note payable	$—	$104	$—	$104
6.900% senior debentures, due 2028	—	31	—	31
6.920% senior debentures, due 2028	—	479	—	479
6.125% senior notes, due 2034	—	431	—	431
Total	$—	$1,045	$—	$1,045

The following table shows the fair value of our life policy loans, included in other invested assets, subject to fair value disclosure requirements:

(In millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At June 30, 2013
Life policy loans	$—	$—	$46	$46

At December 31, 2012
Life policy loans	$—	$—	$50	$50

Outstanding principal and interest for these life policy loans was $35 million and $37 million at June 30, 2013, and December 31, 2012, respectively.

The following table shows fair values of our deferred annuities and structured settlements, included in life policy and investment contract reserves, subject to fair value disclosure requirements:

(In millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At June 30, 2013
Deferred annuities	$—	$—	$887	$887
Structured settlements	—	227	—	227
Total	$—	$227	$887	$1,114

At December 31, 2012
Deferred annuities	$—	$—	$898	$898
Structured settlements	—	240	—	240
Total	$—	$240	$898	$1,138

Recorded reserves for the deferred annuities and structured settlements were $1.049 billion and $1.043 billion at June 30, 2013, and December 31, 2012, respectively.

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

NOTE 4 – PROPERTY CASUALTY LOSS AND LOSS EXPENSES

This table summarizes activity for our consolidated property casualty loss and loss expense reserves:

(In millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Gross loss and loss expense reserves, beginning of period	$4,173	$4,289	$4,169	$4,280
Less reinsurance receivable	349	352	356	375
Net loss and loss expense reserves, beginning of period	3,824	3,937	3,813	3,905
Net incurred loss and loss expenses related to:
Current accident year	675	725	1,209	1,380
Prior accident years	(92)	(85)	(102)	(201)
Total incurred	583	640	1,107	1,179
Net paid loss and loss expenses related to:
Current accident year	249	282	370	414
Prior accident years	272	290	664	665
Total paid	521	572	1,034	1,079
Net loss and loss expense reserves, end of period	3,886	4,005	3,886	4,005
Plus reinsurance receivable	333	332	333	332
Gross loss and loss expense reserves, end of period	$4,219	$4,337	$4,219	$4,337

We use actuarial methods, models and judgment to estimate, as of a financial statement date, the property casualty loss and loss expense reserves required to pay for and settle all outstanding insured claims, including incurred but not reported (IBNR) claims, as of that date. The actuarial estimate is subject to review and adjustment by an inter-departmental committee that includes actuarial management that is familiar with relevant company and industry business, claims and underwriting trends, as well as general economic and legal trends that could affect future loss and loss expense payments. The amount we will actually have to pay for claims can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate. The reserve for loss and loss expenses in the condensed consolidated balance sheets also included $65 million at June 30, 2013, and $59 million at June 30, 2012, for certain life and health loss and loss expense reserves.

For the three months ended June 30, 2013, we experienced $92 million of favorable development on prior accident years, including $66 million of favorable development in commercial lines and $26 million of favorable development in personal lines. There was $8 million from favorable development of catastrophe losses for the three months ended June 30, 2013, compared with $5 million of favorable development of catastrophe losses that occurred for the three months ended June 30, 2012.

For the six months ended June 30, 2013, we experienced $102 million of favorable development on prior accident years, including $78 million of favorable development in commercial lines, $22 million of favorable development in personal lines and $2 million favorable development in excess and surplus lines. There was $15 million from favorable development of catastrophe losses for the six months ended June 30, 2013, compared with $27 million of favorable development of catastrophe losses that occurred for the six months ended June 30, 2012.

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

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

This table summarizes our life policy and investment contract reserves:

(In millions)	June 30, 2013	December 31, 2012
Ordinary/traditional life	$778	$752
Universal life	501	483
Deferred annuities	858	850
Structured settlements	192	193
Other	16	17
Total life policy and investment contract reserves	$2,345	$2,295

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

(In millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Deferred policy acquisition costs asset at beginning of period	$491	$483	$470	$477
Capitalized deferred policy acquisition costs	203	192	401	362
Amortized deferred policy acquisition costs	(183)	(181)	(362)	(337)
Amortized shadow deferred policy acquisition costs	35	(10)	37	(18)
Deferred policy acquisition costs asset at end of period	$546	$484	$546	$484

No premium deficiencies were recorded in the condensed consolidated statements of income, as the sum of the anticipated loss and loss adjustment expenses, policyholder dividends and unamortized deferred acquisition expenses did not exceed the related unearned premiums and anticipated investment income.

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income includes changes in unrealized gains and losses on available for sale investments and other invested assets, changes in pension obligations and changes in life deferred acquisition costs, life policy reserves and other as follows:

(In millions)	Three months ended June 30,
	2013			2012
	Before tax	Income tax	Net	Before tax	Income tax	Net
Accumulated unrealized gains, net, on investments available for sale, beginning of period	$2,231	$771	$1,460	$1,717	$592	$1,125

Other comprehensive income before reclassification	(230)	(81)	(149)	(47)	(17)	(30)
Reclassification adjustment for realized investment gains, net, included in net income	(14)	(4)	(10)	(6)	(2)	(4)
Effect on other comprehensive income	(244)	(85)	(159)	(53)	(19)	(34)
Accumulated unrealized gains, net, on investments available for sale, end of period	$1,987	$686	$1,301	$1,664	$573	$1,091

Accumulated unrealized losses, net, for pension obligations, beginning of period	$(99)	$(34)	$(65)	$(86)	$(30)	$(56)
Other comprehensive income before reclassification	—	—	—	—	—	—
Reclassification adjustment for amortization of actuarial loss and prior service cost, net, included in net income	3	1	2	1	—	1
Effect on other comprehensive income	3	1	2	1	—	1
Accumulated unrealized losses, net, for pension obligations, end of period	$(96)	$(33)	$(63)	$(85)	$(30)	$(55)

Accumulated unrealized losses, net, on life deferred acquisition costs, life policy reserves and other, beginning of period	$(50)	$(17)	$(33)	$(34)	$(12)	$(22)
Effect on other comprehensive income	24	8	16	(5)	(1)	(4)
Accumulated unrealized losses, net, on life deferred acquisition costs, life policy reserves and other, end of period	$(26)	$(9)	$(17)	$(39)	$(13)	$(26)

Accumulated other comprehensive income, beginning of period	$2,082	$720	$1,362	$1,597	$550	$1,047
Change in unrealized gains, net, on investments available for sale	(244)	(85)	(159)	(53)	(19)	(34)
Change in pension obligations	3	1	2	1	—	1
Change in life deferred acquisition costs, life policy reserves and other	24	8	16	(5)	(1)	(4)
Effect on other comprehensive income	(217)	(76)	(141)	(57)	(20)	(37)
Accumulated other comprehensive income, end of period	$1,865	$644	$1,221	$1,540	$530	$1,010
Cincinnati Financial Corporation Second-Quarter 2013 10-Q

(In millions)	Six months ended June 30,
	2013			2012
	Before tax	Income tax	Net	Before tax	Income tax	Net
Accumulated unrealized gains, net, on investments available for sale, beginning of period	$1,875	$647	$1,228	$1,489	$512	$977

Other comprehensive income before reclassification	164	56	108	194	67	127
Reclassification adjustment for realized investment gains, net, included in net income	(52)	(17)	(35)	(19)	(6)	(13)
Effect on other comprehensive income	112	39	73	175	61	114
Accumulated unrealized gains, net, on investments available for sale, end of period	$1,987	$686	$1,301	$1,664	$573	$1,091

Accumulated unrealized losses, net, for pension obligations, beginning of period	$(101)	$(35)	$(66)	$(88)	$(31)	$(57)
Other comprehensive income before reclassification	—	—	—	—	—	—
Reclassification adjustment for amortization of actuarial loss and prior service cost, net, included in net income	5	2	3	3	1	2
Effect on other comprehensive income	5	2	3	3	1	2
Accumulated unrealized losses, net, for pension obligations, end of period	$(96)	$(33)	$(63)	$(85)	$(30)	$(55)

Accumulated unrealized losses, net, on life deferred acquisition costs, life policy reserves and other, beginning of period	$(50)	$(17)	$(33)	$(29)	$(10)	$(19)
Other comprehensive income before reclassification	27	10	17	(10)	(3)	(7)
Reclassification adjustment for life deferred acquisition costs, life policy reserves and other, net, included in net income	(3)	(2)	(1)	—	—	—
Effect on other comprehensive income	24	8	16	(10)	(3)	(7)
Accumulated unrealized losses, net, on life deferred acquisition costs, life policy reserves and other, end of period	$(26)	$(9)	$(17)	$(39)	$(13)	$(26)

Accumulated other comprehensive income, beginning of period	$1,724	$595	$1,129	$1,372	$471	$901
Change in unrealized gains, net, on investments available for sale	112	39	73	175	61	114
Change in pension obligations	5	2	3	3	1	2
Change in life deferred acquisition costs, life policy reserves and other	24	8	16	(10)	(3)	(7)
Effect on other comprehensive income	141	49	92	168	59	109
Accumulated other comprehensive income, end of period	$1,865	$644	$1,221	$1,540	$530	$1,010

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

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

NOTE 8 – REINSURANCE

Reinsurance mitigates the risk of highly uncertain exposures and limits the maximum net loss that can arise from large risks or risks concentrated in areas of exposure. Management's decisions about the appropriate level of risk retention are affected by various factors, including changes in our underwriting practices, capacity to retain risks and reinsurance market conditions. Primary components of our property and casualty reinsurance program include a property per risk treaty, property excess treaty, casualty per occurrence treaty, casualty excess treaty, property catastrophe treaty and catastrophe bonds.

Our condensed consolidated statements of income include earned consolidated property casualty insurance premiums on assumed and ceded business:

(In millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Direct earned premiums	$958	$868	$1,893	$1,707
Assumed earned premiums	3	3	5	6
Ceded earned premiums	(51)	(45)	(99)	(89)
Net earned premiums	$910	$826	$1,799	$1,624

Our condensed consolidated statements of income include incurred consolidated property casualty insurance loss and loss expenses on assumed and ceded business:

(In millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Direct incurred loss and loss expenses	$593	$647	$1,128	$1,183
Assumed incurred loss and loss expenses	5	1	7	6
Ceded incurred loss and loss expenses	(15)	(8)	(28)	(10)
Net incurred loss and loss expenses	$583	$640	$1,107	$1,179

Our life insurance company purchases reinsurance for protection of a portion of the risk that is written. Primary components of our life reinsurance program include individual mortality coverage and aggregate catastrophe and accidental death coverage in excess of certain deductibles.

Our condensed consolidated statements of income include earned life insurance premiums on ceded business:

(In millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Direct earned premiums	$58	$64	$114	$118
Assumed earned premiums	—	—	—	—
Ceded earned premiums	(14)	(13)	(28)	(26)
Net earned premiums	$44	$51	$86	$92

Our condensed consolidated statements of income include life insurance policyholders’ benefits incurred on ceded business:

(In millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Direct policyholders' benefits incurred	$62	$57	$126	$110
Assumed policyholders' benefits incurred	—	—	—	—
Ceded policyholders' benefits incurred	(14)	(10)	(34)	(20)
Net policyholders' benefits incurred	$48	$47	$92	$90

The ceded benefits incurred can vary depending on the type of life insurance policy held and the year the policy was sold.

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

NOTE 9 – INCOME TAXES

As of June 30, 2013, and December 31, 2012, we had no liability for unrecognized tax benefits. Details about our liability for unrecognized tax benefits are found in our 2012 Annual Report on Form 10-K, Item 8, Note 11, Income Taxes, Page 129.

The differences between the 35 percent statutory income tax rate and our effective income tax rate were as follows:

(Dollars in millions)	Three months ended June 30,				Six months ended June 30,
	2013		2012		2013		2012
Tax at statutory rate	$52	35.0%	$10	35.0%	$128	35.0%	$49	35.0%
Increase (decrease) resulting from:
Tax-exempt income from municipal bonds	(9)	(6.1)	(8)	(27.6)	(16)	(4.4)	(17)	(12.1)
Dividend received exclusion	(6)	(4.2)	(6)	(20.7)	(12)	(3.3)	(11)	(7.8)
Other	1	1.0	1	3.0	1	0.4	2	1.2
Provision (benefit) for income taxes	$38	25.7%	$(3)	(10.3)%	$101	27.7%	$23	16.3%

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

The table shows calculations for basic and diluted earnings per share:

(Dollars in millions except share data in thousands)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Numerator:
Net income—basic and diluted	$110	$32	$264	$118
Denominator:
Weighted-average common shares outstanding	163,512	162,425	163,323	162,351
Effect of stock-based awards:
Stock options	1,239	419	1,098	375
Nonvested shares	691	670	730	602
Adjusted weighted-average shares	165,442	163,514	165,151	163,328
Earnings per share:
Basic	$0.67	$0.20	$1.62	$0.73
Diluted	0.66	0.20	1.60	0.72
Number of anti-dilutive stock-based awards	340	6,059	393	6,072

The current sources of dilution of our common shares are certain equity-based awards as discussed in our 2012 Annual Report on Form 10-K, Item 8, Note 17, Stock-Based Associate Compensation Plans, Page 135. The above table shows the number of anti-dilutive stock-based awards for the three and six months ended June 30, 2013 and 2012. We did not include these stock-based awards in the computation of net income per common share (diluted) because their exercise would have anti-dilutive effects.

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

NOTE 11 – EMPLOYEE RETIREMENT BENEFITS

The following summarizes the components of net periodic costs for our qualified and supplemental pension plans:

(In millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Service cost	$3	$3	$6	$6
Interest cost	3	4	6	7
Expected return on plan assets	(4)	(4)	(8)	(8)
Amortization of actuarial loss and prior service cost	3	1	5	3
Net periodic benefit cost	$5	$4	$9	$8

See our 2012 Annual Report on Form 10-K, Item 8, Note 13, Employee Retirement Benefits, Page 130, for information on our retirement benefits. We made matching contributions of $2 million and $3 million to our 401(k) and Top Hat savings plans during the second quarter of 2013 and 2012 and contributions of $5 million for the first six months of 2013 and 2012, respectively.

We contributed $15 million to our qualified pension plan during the first quarter of 2013. We do not anticipate further contributions to our qualified pension plan during the remainder of 2013.

NOTE 12 – COMMITMENTS AND CONTINGENT LIABILITIES

In the ordinary course of conducting business, the company and its subsidiaries are named as defendants in various legal proceedings. Most of these proceedings are claims litigation involving the company's insurance subsidiaries in which the company is either defending or providing indemnity for third-party claims brought against insureds or litigating first-party coverage claims. The company accounts for such activity through the establishment of unpaid loss and loss adjustment expense reserves. We believe that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, is immaterial to our consolidated financial condition, results of operations and cash flows.

The company and its subsidiaries also are occasionally involved in other legal and regulatory proceedings, some of which assert claims for substantial amounts. These actions include, among others, putative class actions seeking certification of a state or national class. Such proceedings have alleged, for example, breach of an alleged duty to search national data bases to ascertain unreported deaths of insureds under life insurance policies. The company's insurance subsidiaries also are occasionally parties to individual actions in which extra-contractual damages, punitive damages or penalties are sought, such as claims alleging bad faith handling of insurance claims or writing unauthorized coverage and claims alleging discrimination by former associates.

On a quarterly basis, we review these outstanding matters. Under current accounting guidance, we establish accruals when it is probable that a loss has been incurred and we can reasonably estimate its potential exposure. The company accounts for such probable and estimable losses, if any, through the establishment of legal expense reserves. Based on our quarterly review, we believe that our accruals for probable and estimable losses are reasonable and that the amounts accrued do not have a material effect on our consolidated financial condition or results of operations. However, if any one or more of these matters results in a judgment against us or settlement for an amount that is significantly greater than the amount accrued, the resulting liability could have a material effect on the company's consolidated results of operations or cash flows. Based on our most recent review, our estimate for any other matters for which the risk of loss is not probable, but more than remote is less than $2 million.

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

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

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

Segment information is summarized in the following table:

(In millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues:
Commercial lines insurance
Commercial casualty	$211	$191	$415	$372
Commercial property	152	134	299	265
Commercial auto	117	106	231	207
Workers' compensation	87	85	175	166
Specialty packages	37	37	76	75
Surety and executive risk	30	27	59	54
Machinery and equipment	11	10	21	19
Commercial lines insurance premiums	645	590	1,276	1,158
Fee revenue	1	1	1	2
Total commercial lines insurance	646	591	1,277	1,160
Personal lines insurance
Personal auto	109	100	216	198
Homeowner	99	87	195	171
Other personal lines	29	27	57	54
Personal lines insurance premiums	237	214	468	423
Fee revenue	1	1	1	1
Total personal lines insurance	238	215	469	424

Excess and surplus lines insurance	28	22	55	43

Life insurance	44	51	86	92
Separate account investment management fees	1	—	2	—
Total life insurance	45	51	88	92

Investment operations
Investment income, net of expenses	131	132	259	263
Realized investment gains, net	14	6	55	19
Total investment revenue	145	138	314	282

Other	2	3	4	5
Total revenues	$1,104	$1,020	$2,207	$2,006
Income (loss) before income taxes:
Insurance underwriting results
Commercial lines insurance	$34	$(20)	$92	$14
Personal lines insurance	(1)	(55)	19	(77)
Excess and surplus lines insurance	1	(2)	1	(5)
Life insurance	3	2	10	(1)
Investment operations	127	118	275	241
Other	(16)	(14)	(32)	(31)
Total	$148	$29	$365	$141

Identifiable assets:	June 30, 2013	December 31, 2012
Property casualty insurance	$2,489	$2,395
Life insurance	1,254	1,201
Investment operations	12,983	12,599
Other	308	353
Total	$17,034	$16,548

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

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

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

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

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

INTRODUCTION

CORPORATE FINANCIAL HIGHLIGHTS

Statements of Income and Comprehensive Income and Per Share Data

(Dollars in millions except share data in thousands)	Three months ended June 30,			Six months ended June 30,
	2013	2012	Change %	2013	2012	Change %
Statement of income and comprehensive income data:
Earned premiums	$954	$877	9	$1,885	$1,716	10
Investment income, net of expenses (pretax)	131	132	(1)	259	263	(2)
Realized investment gains and losses, net (pretax)	14	6	133	55	19	189
Total revenues	1,104	1,020	8	2,207	2,006	10
Net income	110	32	244	264	118	124
Comprehensive income (loss)	(31)	(5)	(520)	356	227	57
Per share data
Net income - diluted	$0.66	$0.20	230	$1.60	$0.72	122
Cash dividends declared	0.4075	0.4025	1	0.815	0.805	1
Weighted average shares outstanding	165,442	163,514	1	165,151	163,328	1

Revenues rose for the second quarter and the first six months of 2013 compared with the same periods of 2012, primarily due to growth in earned premiums. Premium and investment revenue trends are discussed further in the respective sections of Results of Operations.

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

Net income for the second quarter of 2013 compared with the second quarter of 2012 rose $78 million, primarily due to stronger property casualty underwriting income that rose $72 million after taxes. Lower catastrophe losses, mostly weather related, improved after-tax property casualty underwriting results by $47 million compared with the second quarter of 2012. After-tax investment income in our investment segment results for the second quarter of 2013 declined $1 million compared with the second quarter of 2012, while life insurance segment results on a pretax basis rose by $1 million. Second-quarter 2013 after-tax net realized investment gains and losses were $6 million higher than the same quarter a year ago.

For the six-month period ended June 30, 2013, net income increased $146 million compared with the same period of 2012, also primarily due to higher property casualty underwriting results that rose $117 million after taxes, including $98 million from lower catastrophe losses. After-tax investment income decreased by $3 million while after-tax net realized investment gains and losses were $23 million higher. Life insurance segment results on a pretax basis were $11 million higher.

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

The board of directors is committed to rewarding shareholders directly through cash dividends and through share repurchase authorizations. Through 2012, the company had increased the indicated annual cash dividend rate for 52 consecutive years, a record we believe was matched by only nine other publicly traded companies. During the first six months of 2013, cash dividends declared by the company increased approximately 1 percent compared with the same period of 2012. Our board regularly evaluates relevant factors in decisions related to dividends and

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

share repurchases. Increasing the dividend in 2012 signaled management’s and the board’s confidence in our strong capital, liquidity and financial flexibility, as well as progress on our initiatives to improve earnings performance.

Balance Sheet Data and Performance Measures

(Dollars in millions except share data)	At June 30,	At December 31,
	2013	2012
Balance sheet data:
Invested assets	$12,933	$12,534
Total assets	17,034	16,548
Short-term debt	104	104
Long-term debt	790	790
Shareholders' equity	5,699	5,453
Book value per share	34.83	33.48
Debt-to-total-capital ratio	13.6%	14.1%

Total assets at June 30, 2013, increased 3 percent compared with year-end 2012, primarily due to growth in invested assets that was driven by additional purchases of securities. Shareholders’ equity rose 5 percent, and book value per share was up 4 percent during the first six months of 2013. Our debt-to-total-capital ratio (capital is the sum of debt plus shareholders’ equity) decreased compared with year-end 2012. The value creation ratio, a non-GAAP measure defined below, improved for the first six months of 2013 compared with 2012, reflecting higher unrealized investment gains and net income. The $1.35 increase in book value per share during the first six months of 2013 contributed 4.0 percentage points to the value creation ratio, while dividends declared at $0.815 per share contributed 2.4 points. Value creation ratio trends in total and by major components, along with a reconciliation of the non-GAAP measure to comparable GAAP measures, are shown in the tables below.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Value creation ratio major components:
Net income before realized gains	1.8%	0.5%	4.2%	2.1%
Change in realized and unrealized gains, fixed-maturity securities	(3.2)	0.6	(3.6)	1.3
Change in realized and unrealized gains, equity securities	0.6	(1.1)	5.6	1.2
Other	0.4	0.0	0.2	(0.4)
Value creation ratio	(0.4)%	0.0%	6.4%	4.2%

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

(Dollars are per outstanding share)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Book value change per share:
End of period book value	$34.83	$31.66	$34.83	$31.66
Less beginning of period book value	35.41	32.07	33.48	31.03
Change in book value	$(0.58)	$(0.41)	$1.35	$0.63

Change in book value:
Net income before realized gains	$0.62	$0.17	$1.40	$0.65
Change in realized and unrealized gains, fixed-maturity securities	(1.12)	0.18	(1.21)	0.39
Change in realized and unrealized gains, equity securities	0.20	(0.36)	1.86	0.38
Dividend declared to shareholders	(0.41)	(0.40)	(0.82)	(0.81)
Other	0.13	0.00	0.12	0.02
Total change in book value	$(0.58)	$(0.41)	$1.35	$0.63

(Dollars are per outstanding share)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Book value change per share:
Book value as originally reported December 31, 2011				$31.16
Cumulative effect of a change in accounting for deferred policy acquisition costs, net of tax				(0.13)
Book value as adjusted December 31, 2011				$31.03

Value creation ratio:
End of period book value	$34.83	$31.66	$34.83	$31.66
Less beginning of period book value - as originally reported	35.41	32.07	33.48	31.16
Change in book value	(0.58)	(0.41)	$1.35	$0.50
Dividend declared to shareholders	0.4075	0.4025	0.815	0.805
Total contribution to value creation ratio	$(0.1725)	$(0.0075)	$2.165	$1.305

Contribution to value creation ratio from change in book value*	(1.6)%	(1.3)%	4.0%	1.6%
Contribution to value creation ratio from dividends declared to shareholders**	1.2	1.3	2.4	2.6
Value creation ratio	(0.4)%	0.0%	6.4%	4.2%

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

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

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

Performance Drivers

When looking at our long-term objectives, we see three performance drivers:

•
Premium growth - We believe over any five-year period our agency relationships and initiatives can lead to a property casualty written premium growth rate that exceeds the industry average. For the first six months of 2013, our total property casualty net written premiums' year-over-year growth was 12 percent, comparing favorably with A.M. Best's February 2013 projection of approximately 5 percent full-year 2013 growth for the industry excluding its mortgage and financial guaranty lines of business. Our premium growth initiatives are discussed below in Highlights of Our Strategies and Supporting Initiatives.

•
Combined ratio - We believe our underwriting philosophy and initiatives can generate a GAAP combined ratio over any five-year period that is consistently within the range of 95 percent to 100 percent. For the first six months of 2013, our GAAP combined ratio was 93.9 percent and our statutory combined ratio was 91.8 percent, both including 5.6 percentage points of current accident year catastrophe losses offset by 5.6 percentage points of favorable loss reserve development on prior accident years. As of February 2013, A.M. Best forecast the industry's full-year 2013 statutory combined ratio at approximately 101 percent, including approximately 5 percentage points of catastrophe losses and a favorable impact of approximately 3 percentage points from prior accident year reserve releases. The industry's ratio again excludes its mortgage and financial guaranty lines of business.

•
Investment contribution - We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year return of the Standard & Poor's 500 Index. For the first six months of 2013, pretax investment income was $259 million, down 2 percent compared with the same period in 2012. We believe our investment portfolio mix provides an appropriate balance of income stability and growth with capital appreciation potential.

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

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

Work continues on initiatives to more profitably underwrite property coverages, including more staff specialization, increased insured property inspections to provide enhanced underwriting knowledge and greater use of deductibles or other policy terms and conditions as policies renew. Progress on initiatives during the first six months of 2013 included conducting over 30,000 inspections or applying loss control activities on a significant number of commercial properties and homes across several states, allowing us to increase our emphasis on roof conditions or other policy underwriting attributes. As expected, the inspections are resulting in underwriting or pricing actions – in some cases minor and in some cases significant – for a substantial portion of the inspected properties. We are also increasing our use of higher minimum loss deductible amounts and per-building deductibles for commercial risks, along with more use of wind and hail deductibles in areas subject to severe convective storm activity. We are expanding use of actual cash value coverage for older roofs and cosmetic damage exclusions for certain roof types. We expect these actions, along with others such as the use of hail-mapping technology to identify possible roof damage from prior hailstorms, to improve underwriting profitability over time for our property-related lines of business.

Similar initiatives are underway to more profitably underwrite our commercial auto line of business. A multi-department, multi-disciplinary taskforce has been working to determine ways to improve profitability, similar to the approach we used to improve workers' compensation results. Initiatives in process during the first half of 2013 included continuing education for underwriters and field marketing representatives and more

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

focus on factors to improve pricing precision. These factors include proper classification of insured commercial autos, information about their cost-new, and improvements in the collection and use of accurate commercial vehicle identification numbers. We also are carefully managing limits when we provide umbrella liability coverage over commercial auto liability coverage.

We continue to refine our pricing precision during 2013, including use in additional states of predictive modeling tools for small business policies written through our CinciPakTM product. Progress during the first six months of 2013 included implementing CinciPak in four additional states, bringing the total number of states where that product was available to 12 at midyear. We are also making progress with predictive modeling for dwelling fire policies and development of a by-peril rating plan for homeowners. We plan to introduce both in select states in 2014. By-peril rating will improve pricing precision by separately pricing for the risk of losses from distinct perils, such as wind versus fire.

•
Improve internal processes - Improved processes support our strategic goals, reducing internal costs and allowing us to focus more resources on providing agency services. Related efforts include additional streamlining of processes to issue qualified personal lines or small commercial lines business without intervention by an underwriter. Progress during the first six months of 2013 included expanding streamlined processing of small commercial property and general liability policies to additional states, and it is now available in 36 states. Audits of policies processed without an underwriter continue to indicate that those automated policies are being underwritten appropriately and issued as intended.

We measure the overall success of our strategy to improve property casualty insurance profitability primarily through our GAAP combined ratio, which we believe can be consistently within the range of 95 percent to 100 percent for any five-year period. We also compare our statutory combined ratio to the industry average to gauge our progress, as discussed in the Performance Drivers section above.

In addition, we expect these initiatives to contribute to our rank as the No. 1 or No. 2 carrier based on premium volume in agencies that have represented us for at least five years. In 2012, we again earned that rank in nearly 75 percent of the agencies that have represented Cincinnati Insurance for more than five years, based on 2012 premiums. We are working to increase the percentage of agencies where we achieve that rank.

Drive Premium Growth

Primary initiatives to drive premium growth include:

•
Expansion of our marketing and service capabilities - We continue to enhance our generalist approach to allow our appointed agencies to better compete in the marketplace by providing services an agent's clients want and need. Expansion initiatives include ongoing development of targeted marketing programs, adding field marketing representatives for additional agency support in selected areas and piloting additional services to select agencies to develop our new customer care center for small commercial business policies. Progress during the first six months of 2013 included launching two of the four additional target market programs we plan to offer by the end of the year. We also completed the initial implementation in selected markets of a small consumer advertising campaign to test this mode of support for our independent agents. We expanded our excess and surplus lines field underwriting presence by adding four field marketing representatives. In addition, we added two field marketing representatives to support agencies in new marketing territories for commercial lines operations.

•
New agency appointments - We continue to appoint new agencies to develop additional points of distribution, focusing on areas where our market share is less than 1 percent while also considering economic and catastrophe risk factors. In 2013, we initially targeted approximately 65 appointments of independent agencies and now intend to exceed that target by approximately 15 appointments. During the first six months of 2013, we appointed 63 new agencies that write in aggregate approximately $1.1 billion in property casualty premiums annually with various insurance carriers for an average of approximately $17 million per agency. As of June 30, 2013, a total of 1,437 agency relationships market our standard market insurance products from 1,804 reporting locations.

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

We seek to build a close, long-term relationship with each agency we appoint. We carefully evaluate the marketing reach of each new appointment to ensure the territory can support both current and new agencies. Our 130 commercial lines field marketing territories are staffed by marketing representatives averaging 20 years of industry experience and 10 years as a Cincinnati Insurance field marketing representative. Teams of field associates for each territory work together, providing local expertise with support from headquarters associates. This agent-centered business model helps us better understand the accounts we underwrite and creates marketing advantages for our agents. Unique Cincinnati-style service supports our agents as they grow their business and attract more clients in their communities. As a result, we generally have earned a 10 percent share of an agency's business within 10 years of its appointment.

We measure the overall success of our strategy to drive premium growth primarily through changes in net written premiums, as discussed in the Performance Drivers section above. In addition to tracking our progress toward our year-end 2015 annual direct written premiums target of $5 billion, we believe we can grow faster than the industry average over any five-year period.

Financial Strength

An important part of our long-term strategy is financial strength, which is described in our 2012 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Financial Strength, Page 5. One aspect of our financial strength is prudent use of reinsurance to help manage financial performance variability due to catastrophe loss experience. A description of how we use reinsurance is included in our 2012 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, 2013 Reinsurance Programs, Page 95. Another aspect is our investment portfolios, which remain well-diversified as discussed in this quarterly report Item 3, Quantitative and Qualitative Disclosures about Market Risk. We continue to maintain strong parent-company liquidity and financial strength that increases our flexibility through all periods to maintain our cash dividend and to continue to invest in and expand our insurance operations. At June 30, 2013, we held $1.369 billion of our cash and invested assets at the parent company level, of which $1.196 billion, or 87.4 percent, was invested in common stocks, and $50 million, or 3.7 percent, was cash or cash equivalents. Our debt-to-total-capital ratio at 13.6 percent remains well below our target limit. Another important indicator of financial strength is our ratio of property casualty net written premiums to statutory surplus, which was 0.9‑to‑1 for the 12 months ended June 30, 2013, unchanged from year-end 2012.

Our financial strength ratings assigned by independent ratings firms also are important. In addition to rating our parent company's senior debt, four firms award insurer financial strength ratings to one or more of our insurance subsidiary companies based on their quantitative and qualitative analyses. These ratings primarily assess an insurer's ability to meet financial obligations to policyholders and do not necessarily address all of the matters that may be important to investors. Ratings may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating.

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

As of July 24, 2013, our insurer financial strength ratings were:

Insurer Financial Strength Ratings
Rating Agency	Standard Market Property Casualty Insurance Subsidiary			Life Insurance Subsidiary			Excess and Surplus Insurance Subsidiary			Date of Most Recent Affirmation or Action
			Rating Tier			Rating Tier			Rating Tier
A.M. Best Co.	A+	Superior	2 of 16	A	Excellent	3 of 16	A	Excellent	3 of 16	Stable outlook (12/19/12)
Fitch Ratings	A+	Strong	5 of 21	A+	Strong	5 of 21	-	-	-	Stable outlook (5/01/13)
Moody's Investors Service	A1	Good	5 of 21	-	-	-	-	-	-	Stable outlook (04/30/13)
Standard & Poor's Ratings Services	A	Strong	6 of 21	A	Strong	6 of 21	-	-	-	Stable outlook (6/24/13)

All of our insurance subsidiaries continue to be highly rated.

On April 30, 2013, Moody's Investors Service affirmed our insurance financial strength ratings that it had assigned in September 2008, revising its outlook to stable from negative. Moody's reported that its rating is based on our entrenched regional franchise from our strong relationships with agents, our focus on small- and middle-market commercial lines risks and our good risk-adjusted capital position. Moody's said other strengths include consistent reserve strength with strong financial flexibility and substantial holding company liquidity. Moody's added that our strengths are tempered by factors such as exposure to Midwest weather-related catastrophes, potential investment volatility due to a sizeable position in common equities relative to peers and competition from well-capitalized nationwide commercial lines carriers.

On May 1, 2013, Fitch Ratings affirmed our ratings that it had assigned in September 2010, continuing its stable outlook. Fitch noted that ratings strengths include conservative capitalization, our sizeable holding company cash and marketable securities position and a moderate financial leverage ratio. Fitch noted our reserve adequacy and benefits from our implementation of underwriting and pricing actions. Fitch said its rating could be unfavorably affected by a combined ratio exceeding 105 percent on a sustained basis or by deterioration in current balance sheet strengths.

On June 24, 2013, Standard & Poor's Ratings Services affirmed our ratings that it had assigned in August 2011, continuing its stable outlook. S&P said its rating reflected our strong competitive position and extremely strong capital and earnings, and also noted our geographic diversity and diversification benefits from our life insurance business. S&P stated that our risk position is moderate despite potential earnings volatility stemming from exposure to weather-related catastrophe losses, and that its rating could be unfavorably affected if capital adequacy deteriorated for a prolonged period of time or if earnings weakened substantially.

RESULTS OF OPERATIONS

Consolidated results reflect the operating results of each of our five segments along with the parent company and other activities reported as “Other.” The five segments are:

•	Commercial lines property casualty insurance

•	Personal lines property casualty insurance

•	Excess and surplus lines property casualty insurance

•	Life insurance

•	Investments

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

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

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2013	2012	Change %	2013	2012	Change %
Earned premiums	$910	$826	10	$1,799	$1,624	11
Fee revenues	2	2	0	2	3	(33)
Total revenues	912	828	10	1,801	1,627	11
Loss and loss expenses from:
Current accident year before catastrophe losses	591	573	3	1,107	1,117	(1)
Current accident year catastrophe losses	84	152	(45)	102	263	(61)
Prior accident years before catastrophe losses	(84)	(80)	(5)	(87)	(174)	50
Prior accident years catastrophe losses	(8)	(5)	(60)	(15)	(27)	44
Loss and loss expenses	583	640	(9)	1,107	1,179	(6)
Underwriting expenses	295	265	11	582	516	13
Underwriting profit (loss)	$34	$(77)	nm	$112	$(68)	nm

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	64.9%	69.5%	(4.6)	61.5%	68.8%	(7.3)
Current accident year catastrophe losses	9.2	18.4	(9.2)	5.6	16.2	(10.6)
Prior accident years before catastrophe losses	(9.2)	(9.8)	0.6	(4.8)	(10.8)	6.0
Prior accident years catastrophe losses	(0.9)	(0.6)	(0.3)	(0.8)	(1.6)	0.8
Loss and loss expenses	64.0	77.5	(13.5)	61.5	72.6	(11.1)
Underwriting expenses	32.4	32.0	0.4	32.4	31.8	0.6
Combined ratio	96.4%	109.5%	(13.1)	93.9	104.4	(10.5)

Combined ratio:	96.4%	109.5%	(13.1)	93.9%	104.4%	(10.5)
Contribution from catastrophe losses and prior years reserve development	(0.9)	8.0	(8.9)	0.0	3.8	(3.8)
Combined ratio before catastrophe losses and prior years reserve development	97.3%	101.5%	(4.2)	93.9%	100.6%	(6.7)

Our consolidated property casualty insurance operations generated underwriting profits of $34 million and $112 million for the three and six months ended June 30, 2013, compared with underwriting losses of $77 million and $68 million for the three and six months ended June 30, 2012. The primary driver of the improved underwriting results was lower losses from natural catastrophes. Current accident year loss experience before catastrophes also improved, along with related ratios, reflecting higher pricing in addition to the effects of our initiatives to improve pricing precision and loss experience related to claims and loss control practices. Prior accident year loss experience before catastrophes during the second quarter of 2013 was slightly more favorable, compared with the second quarter of 2012, and the first six months of 2013 was less favorable than the same period in 2012. The less favorable six-month 2013 experience was primarily due to re-estimates of losses incurred but not reported (IBNR). Details of property casualty insurance results are discussed below, including our commercial lines, personal lines and excess and surplus lines segments.

We measure and analyze property casualty underwriting results primarily by the combined ratio and its component ratios. The GAAP-basis combined ratio is the percentage of incurred losses plus all expenses per each earned premium dollar – the lower the ratio, the better the performance. An underwriting profit results when the combined

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

ratio is below 100 percent. A combined ratio above 100 percent indicates that an insurance company’s losses and expenses exceeded premiums.

Our consolidated property casualty combined ratio for the second quarter improved 13.1 percentage points, and for the first six months of 2013 it improved 10.5 points, both compared with the same periods of 2012. In addition to catastrophe losses that were 9.5 and 9.8 percentage points lower, the loss and loss expenses ratios before catastrophe losses were 4.0 and 1.3 points lower, together accounting for most of the improvement.

The combined ratio can be affected significantly by natural catastrophe losses and other large losses as discussed in detail below. The combined ratio can also be affected by updated estimates of loss and loss expense reserves established for claims that occurred in prior periods, referred to as prior accident years. Net favorable development on prior accident year reserves, including reserves for catastrophe losses, lowered the combined ratio by 5.6 percentage points in the first six months of 2013, compared with 12.4 percentage points in the same period of 2012. Net favorable development is discussed in further detail in results of operations by property casualty insurance segment.

The ratio for current accident year loss and loss expenses before catastrophe losses also improved. The 61.5 percent ratio for the first six months of 2013 improved 7.3 percentage points compared with the 68.8 percent accident year 2012 ratio measured as of June 30, 2012, largely reflecting recent-year initiatives to improve pricing precision and loss experience related to claims and loss control practices, along with improving market conditions. Improving market conditions included overall higher pricing, somewhat offset by normal loss cost inflation. Higher new large losses incurred, shown on the table below, Consolidated Property Casualty Insurance Losses by Size, increased the 2013 ratio by 0.3 percentage points, partially offsetting overall improvement in the ratio for current accident year loss and loss expenses before catastrophe losses.

The underwriting expense ratio rose for the second quarter and first six months of 2013, compared with the same periods of 2012, primarily due to higher commissions.

Consolidated Property Casualty Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2013	2012	Change %	2013	2012	Change %
Agency renewal written premiums	$879	$798	10	$1,724	$1,560	11
Agency new business written premiums	139	131	6	274	239	15
Other written premiums	(34)	(26)	(31)	(44)	(53)	17
Net written premiums	984	903	9	1,954	1,746	12
Unearned premium change	(74)	(77)	4	(155)	(122)	(27)
Earned premiums	$910	$826	10	$1,799	$1,624	11

The trends in net written premiums and earned premiums summarized in the table above largely reflect the effects of our premium growth strategies and better pricing.

Consolidated property casualty net written premiums for the three and six months ended June 30, 2013, grew $81 million and $208 million compared with the same periods of 2012. Each of our property casualty segments grew during the second quarter and first six months of 2013. Our premium growth initiatives from prior years continue to favorably affect current year growth, particularly as newer agency relationships mature over time. We discuss current initiatives in the Highlights of Our Strategy and Supporting Initiatives section of this quarterly report. The main drivers of trends for 2013 are discussed by segment below in Results of Operations.

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

Consolidated property casualty agency new business written premiums for the three and six months ended June 30, 2013, increased $8 million and $35 million compared with the same periods of 2012. We continued to experience new business growth related to initiatives for geographic expansion into new and underserved areas. New agency appointments during 2012 and 2013 produced an $18 million increase in standard lines new business for the first six months of 2013 compared with the same period in 2012. As we appoint new agencies that choose to move accounts to us, we report these accounts as new business. While this business is new to us, in many cases it is not new to the agent. We believe these seasoned accounts tend to be priced more accurately than business that may be less familiar to our agent upon obtaining it from a competing agent.

Other written premiums include premiums ceded to our reinsurers as part of our reinsurance program. Ceded premiums reduced net written premium growth by $7 million and $11 million for the three and six months ended June 30, 2013, compared with the same periods of 2012.

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

Catastrophe losses typically have a meaningful effect on property casualty results and can vary significantly from period to period. Losses from natural catastrophes contributed 8.3 and 4.8 percentage points to the combined ratio in the second quarter and first six months of 2013, compared with 17.8 and 14.6 percentage points in the same periods of 2012. Some of those losses were applicable to loss deductible provisions of collateralized reinsurance funded through catastrophe bonds. Aggregate losses for the first six months of 2013, for the 75 counties included in the severe convective storm portion of that catastrophe reinsurance coverage, were approximately $2 million in excess of the $5 million per-event deductible. If aggregate losses after deductibles exceed $125 million during 2013, we can recover the excess through funds that collateralize the catastrophe bonds. The following table shows catastrophe losses and loss expenses incurred, net of reinsurance, as well as the effect of loss development on prior period catastrophe events. We individually list declared catastrophe events for which our incurred losses reached or exceeded $5 million.

Catastrophe Losses Incurred

(In millions, net of reinsurance)			Three months ended June 30,				Six months ended June 30,
			Comm.	Pers.	E&S		Comm.	Pers.	E&S
Dates	Event	Region	lines	lines	lines	Total	lines	lines	lines	Total
2013
Jan. 29-31	Lightning, wind	South, Northeast	$—	$—	$—	$—	$3	$2	$—	$5
Mar. 18 -19	Hail, wind	South	2	(2)	—	—	4	7	—	11
Apr. 7-11	Hail, lightning, wind	West, Midwest	14	9	—	23	14	9	—	23
Apr. 16-19	Hail, lightning, wind	Midwest	5	7	—	12	5	7	—	12
May 18-20	Hail, lightning, wind	South, Midwest, Northeast	9	1	—	10	9	1	—	10
May 28-29	Hail, lightning, wind	South	6	3	—	9	6	3	—	9
Jun. 12-14	Hail, lightning, wind	South, Midwest	2	6	—	8	2	6	—	8
Jun. 24-26	Hail, lightning, wind	Midwest, Northeast	2	6	—	8	2	6	—	8
All other 2013 catastrophes			11	3	—	14	13	3	—	15
Development on 2012 and prior catastrophes			(6)	(2)	—	(8)	(10)	(5)	—	(15)
Calendar year incurred total			$45	$31	$—	$76	$48	$39	$—	$87
2012
Feb. 28-29	Hail, wind, tornado	Midwest	$(2)	$—	$—	$(2)	$20	$8	$—	$28
Mar. 2-3	Hail, wind, tornado	Midwest, South	1	—	—	1	29	45	1	75
Mar. 18-25	Hail, lightning, wind	Midwest, South	2	4	—	6	2	4	—	6
Apr. 28-29	Hail, lightning, wind	Midwest, South	54	22	—	76	54	22	—	76
May 2-6	Hail, lightning, wind	Midwest	5	1	—	6	5	1	—	6
Jun. 11-13	Hail, lightning, wind	West, South	6	—	—	6	6	—	—	6
Jun. 24-28	Fire	West	8	—	—	8	8	—	—	8
Jun. 28-30	Hail, lightning, wind	Midwest, Northeast, South	3	32	—	35	3	32	—	35
All other 2012 catastrophes			11	5	—	16	13	10	—	23
Development on 2011 and prior catastrophes			2	(7)	—	(5)	(11)	(16)	—	(27)
Calendar year incurred total			$90	$57	$—	$147	$129	$106	$1	$236
The following table includes data for losses incurred of $250,000 or more per claim, net of reinsurance.

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

Consolidated Property Casualty Insurance Losses by Size

(Dollars in millions, net of reinsurance)	Three months ended June 30,			Six months ended June 30,
	2013	2012	Change %	2013	2012	Change %
New losses greater than $4,000,000	$13	$4	225	$47	$15	213
New losses $1,000,000-$4,000,000	33	47	(30)	68	78	(13)
New losses $250,000-$1,000,000	48	58	(17)	104	102	2
Case reserve development above $250,000	75	55	36	123	122	1
Total large losses incurred	169	164	3	342	317	8
Other losses excluding catastrophe losses	270	241	12	522	447	17
Catastrophe losses	74	146	(49)	84	233	(64)
Total losses incurred	$513	$551	(7)	$948	$997	(5)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
New losses greater than $4,000,000	1.4%	0.5%	0.9	2.6%	0.9%	1.7
New losses $1,000,000-$4,000,000	3.7	5.7	(2.0)	3.8	4.8	(1.0)
New losses $250,000-$1,000,000	5.3	7.1	(1.8)	5.8	6.2	(0.4)
Case reserve development above $250,000	8.2	6.7	1.5	6.8	7.5	(0.7)
Total large loss ratio	18.6	20.0	(1.4)	19.0	19.4	(0.4)
Other losses excluding catastrophe losses	29.5	29.1	0.4	29.0	27.5	1.5
Catastrophe losses	8.2	17.6	(9.4)	4.7	14.5	(9.8)
Total loss ratio	56.3%	66.7%	(10.4)	52.7%	61.4%	(8.7)

We believe the inherent variability of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the variability in addition to general inflationary trends in loss costs. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The second-quarter 2013 property casualty total large losses incurred of $169 million, net of reinsurance, were slightly lower than the $171 million quarterly average during 2012 and were higher than the $164 million for the second quarter of 2012. The ratio for these large losses and case reserve increases was 1.4 percentage points lower compared with last year’s second quarter, with new losses down 2.9 points and case reserve development up 1.5 points. Second-quarter large losses added to the ratio for total large losses incurred for the first six months of 2013, which also included a first-quarter 2013 ratio that was 0.4 points higher than the first quarter of 2012. We believe results for the three-month and six-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $250,000. Losses by size are discussed in further detail in results of operations by property casualty insurance segment.

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

COMMERCIAL LINES INSURANCE RESULTS OF OPERATIONS

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2013	2012	Change %	2013	2012	Change %
Earned premiums	$645	$590	9	$1,276	$1,158	10
Fee revenues	1	1	0	1	2	(50)
Total revenues	646	591	9	1,277	1,160	10
Loss and loss expenses from:
Current accident year before catastrophe losses	414	396	5	784	782	0
Current accident year catastrophe losses	51	89	(43)	58	141	(59)
Prior accident years before catastrophe losses	(60)	(73)	18	(68)	(150)	55
Prior accident years catastrophe losses	(6)	1	nm	(10)	(12)	17
Loss and loss expenses	399	413	(3)	764	761	0
Underwriting expenses	213	198	8	421	385	9
Underwriting profit (loss)	$34	$(20)	nm	$92	$14	557

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	64.2%	67.2%	(3.0)	61.4%	67.5%	(6.1)
Current accident year catastrophe losses	7.9	15.0	(7.1)	4.6	12.2	(7.6)
Prior accident years before catastrophe losses	(9.4)	(12.3)	2.9	(5.3)	(13.0)	7.7
Prior accident years catastrophe losses	(0.8)	0.2	(1.0)	(0.8)	(1.0)	0.2
Loss and loss expenses	61.9%	70.1%	(8.2)	59.9%	65.7%	(5.8)
Underwriting expenses	33.0	33.4	(0.4)	33.0	33.2	(0.2)
Combined ratio	94.9%	103.5%	(8.6)	92.9%	98.9%	(6.0)

Combined ratio:	94.9%	103.5%	(8.6)	92.9%	98.9%	(6.0)
Contribution from catastrophe losses and prior years reserve development	(2.3)	2.9	(5.2)	(1.5)	(1.8)	0.3
Combined ratio before catastrophe losses and prior years reserve development	97.2%	100.6%	(3.4)	94.4%	100.7%	(6.3)

Overview

Performance highlights for the commercial lines segment include:

•
Premiums – Commercial lines earned premiums and net written premiums rose during the second quarter and first six months of 2013 primarily due to higher renewal premiums that continued to reflect improved pricing. Higher new business written premiums also contributed to premium growth, reflecting better pricing as well as our premium growth initiatives. The premiums table below analyzes the primary components of earned premiums. We continue to use predictive analytics tools to improve pricing precision while also leveraging our local relationships with agents through the efforts of our teams that work closely with them. We seek to maintain appropriate pricing discipline for both new and renewal business as our agents and underwriters assess account quality to make careful decisions on a case-by-case basis whether to write or renew a policy.

Agency renewal written premiums rose 9 percent and 10 percent for the second quarter and first half of 2013, reflecting higher pricing and improving economic conditions. We measure average changes in commercial lines renewal pricing as the rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies. During the second quarter of 2013, our standard commercial lines policies averaged estimated price increases in a mid-single-digit range, essentially in line with average increases in the first quarter. Our average commercial lines pricing change includes the flat pricing effect of certain coverages within package policies written for a three-year term that were in force but did not expire during the period being measured. Therefore, the average commercial lines pricing change we report reflects a blend of

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

three‑year policies that did not expire and other policies that did expire during the measurement period. For only those commercial lines policies that did expire and were subsequently renewed during the second quarter of 2013, we estimate that the average price increase was again near the upper end of the mid-single-digit range, with smaller commercial property policies again experiencing average renewal price increases at a low-double-digit rate.

Renewal premiums for our commercial casualty and workers’ compensation lines include the result of policy audits that adjust initial premium amounts based on differences between estimated and actual sales or payroll related to a specific policy. Net written premiums from audits during the second quarter and first six months of 2013 netted a positive $11 million and $21 million, respectively. Audits contributed $2 million to the $52 million net increase in net written premiums for the second quarter of 2013 and $7 million to the $154 million net increase in net written premiums for the first six months of 2013, both compared with the same periods a year ago. The $118 million increase in earned premiums during the first six months of 2013, compared with 2012, included a decrease from audit premiums of less than $1 million.

New business written premiums for commercial lines increased 10 percent and 19 percent during the second quarter and first six months of 2013, compared with the same periods last year. In 24 of the 39 states where we offer standard market commercial lines policies, new business written premiums grew at a double-digit rate or higher for the first half of 2013 compared with the same period of 2012.

Other written premiums – which primarily include premiums ceded to our reinsurers as part of our reinsurance program – included ceded commercial lines premiums for the second quarter of 2013 that totaled $2 million more than the second quarter of 2012. For the first six months of 2013, ceded premiums totaled $3 million more than the same period of 2012. Other written premiums also included a less favorable adjustment for the second quarter and a more favorable adjustment for the first six months of 2013, compared with the same periods last year, for estimated direct written premiums of policies in effect but not yet processed. The adjustments had an immaterial effect on earned premiums.

Commercial Lines Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2013	2012	Change %	2013	2012	Change %
Agency renewal written premiums	$602	$552	9	$1,233	$1,123	10
Agency new business written premiums	100	91	10	197	166	19
Other written premiums	(24)	(17)	(41)	(24)	(37)	35
Net written premiums	678	626	8	1,406	1,252	12
Unearned premium change	(33)	(36)	8	(130)	(94)	(38)
Earned premiums	$645	$590	9	$1,276	$1,158	10

•
Combined ratio – The commercial lines combined ratio improved for the three and six months ended June 30, 2013, compared with the same periods of 2012, primarily due to weather-related natural catastrophe losses that were 8.1 and 7.4 percentage points lower.

Catastrophe losses accounted for 7.1 and 3.8 percentage points of the combined ratio for the three and six months ended June 30, 2013, compared with 15.2 and 11.2 percentage points for the same periods last year. The 10-year annual average catastrophe loss impact through 2012 for the commercial lines segment is 4.3 percentage points, and the five-year annual average is 5.9 percentage points.

The ratio for current accident year loss and loss expenses before catastrophe losses improved. The 61.4 percent ratio for the first six months of 2013 improved 6.1 percentage points compared with the 67.5 percent accident year 2012 ratio measured as of June 30, 2012, reflecting both our profit-improvement initiatives and improving market conditions. Higher new large losses incurred, shown in the table below, increased the 2013 ratio 2.0 percentage points more than in 2012 and partially offset other effects that improved the ratio. We believe the net improvement is largely due to initiatives to improve pricing precision and loss experience related to claims and loss control practices, in addition to higher prices that were somewhat offset by normal loss cost inflation or inherent variability of large losses.

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

The net effect of reserve development on prior accident years during the second quarter and first six months of 2013 was favorable for commercial lines overall by $66 million and $78 million compared with $72 million and $162 million for the same periods in 2012. For the six months ended June 30, 2013, favorable reserve development on prior accident years in the commercial casualty line of business represented 71 percent of the commercial lines favorable development. Workers' compensation accounted for 29 percent of the favorable development, with the remaining commercial lines of business netting to less than 1 percent. The favorable reserve development recognized during the first six months of 2013 for commercial lines included approximately 42 percent for accident year 2012 and approximately 27 percent for accident year 2011, and was primarily due to lower than anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2012 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 43.

The commercial lines underwriting expense ratio decreased for the second quarter and first half of 2013, compared with the same periods of 2012, primarily due to higher earned premiums.

Underwriting results and related measures for the combined ratio are summarized in the first table of Commercial Lines Insurance Results of Operations. The tables and discussion below provide additional details for certain primary drivers of underwriting results.

Commercial Lines Insurance Losses by Size

(Dollars in millions, net of reinsurance)	Three months ended June 30,			Six months ended June 30,
	2013	2012	Change %	2013	2012	Change %
New losses greater than $4,000,000	$13	$4	225	$47	$15	213
New losses $1,000,000-$4,000,000	29	33	(12)	59	56	5
New losses $250,000-$1,000,000	33	36	(8)	74	68	9
Case reserve development above $250,000	71	51	39	113	115	(2)
Total large losses incurred	146	124	18	293	254	15
Other losses excluding catastrophe losses	164	138	19	314	243	29
Catastrophe losses	44	89	(51)	46	127	(64)
Total losses incurred	$354	$351	1	$653	$624	5

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
New losses greater than $4,000,000	1.9%	0.7%	1.2	3.7%	1.3%	2.4
New losses $1,000,000-$4,000,000	4.5	5.5	(1.0)	4.6	4.9	(0.3)
New losses $250,000-$1,000,000	5.2	6.2	(1.0)	5.8	5.9	(0.1)
Case reserve development above $250,000	11.1	8.7	2.4	8.9	9.9	(1.0)
Total large loss ratio	22.7	21.1	1.6	23.0	22.0	1.0
Other losses excluding catastrophe losses	25.3	23.4	1.9	24.6	21.0	3.6
Catastrophe losses	6.9	15.1	(8.2)	3.6	11.0	(7.4)
Total loss ratio	54.9%	59.6%	(4.7)	51.2%	54.0%	(2.8)

We continue to monitor new losses and case reserve increases greater than $250,000 for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The second-quarter 2013 commercial lines total large losses incurred of $146 million, net of reinsurance, were somewhat higher than the $141 million quarterly average during 2012. They were also higher than the $124 million total large losses incurred for the second quarter of 2012, primarily due to higher 2013 commercial fire losses. The ratio for these large losses and case reserve increases was 1.6 percentage points higher compared with last year’s second quarter as the increase in total large losses incurred offset higher earned premiums. Second-quarter large losses added to the ratio for total large losses incurred for the first six months of 2013, which also included a higher number of claims and higher incurred losses for commercial fires during the first quarter. We believe results for the three-month period largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $250,000.

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

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

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2013	2012	Change %	2013	2012	Change %
Commercial casualty:
Written premiums	$222	$202	10	$459	$404	14
Earned premiums	211	191	10	415	372	12
Current accident year before catastrophe losses	55.7%	67.2%		58.2%	68.7%
Current accident year catastrophe losses	—	—		—	—
Prior accident years before catastrophe losses	(15.1)	(29.2)		(13.3)	(28.0)
Prior accident years catastrophe losses	—	—		—	—
Total loss and loss expenses ratio	40.6%	38.0%		44.9%	40.7%
Commercial property:
Written premiums	$164	$146	12	$330	$287	15
Earned premiums	152	134	13	299	265	13
Current accident year before catastrophe losses	52.9%	55.3%		50.9%	56.2%
Current accident year catastrophe losses	28.4	56.7		15.8	44.3
Prior accident years before catastrophe losses	(6.0)	(3.4)		(2.0)	(4.0)
Prior accident years catastrophe losses	(3.2)	1.3		(2.6)	(2.2)
Total loss and loss expenses ratio	72.1%	109.9%		62.1%	94.3%
Commercial auto:
Written premiums	$127	$115	10	$262	$229	14
Earned premiums	117	106	10	231	207	12
Current accident year before catastrophe losses	76.3%	71.8%		68.1%	72.8%
Current accident year catastrophe losses	1.5	3.2		1.0	2.4
Prior accident years before catastrophe losses	(3.2)	(1.8)		(0.7)	(6.8)
Prior accident years catastrophe losses	(0.3)	(0.3)		(0.2)	(0.4)
Total loss and loss expenses ratio	74.3%	72.9%		68.2%	68.0%
Workers' compensation:
Written premiums	$85	$86	(1)	$198	$179	11
Earned premiums	87	85	2	175	166	5
Current accident year before catastrophe losses	84.8%	80.8%		78.3%	81.7%
Current accident year catastrophe losses	—	—		—	—
Prior accident years before catastrophe losses	(17.8)	(14.3)		(12.9)	(16.6)
Prior accident years catastrophe losses	—	—		—	—
Total loss and loss expenses ratio	67.0%	66.5%		65.4%	65.1%
Specialty packages:
Written premiums	$36	$38	(5)	$76	$78	(3)
Earned premiums	37	37	—	76	75	1
Current accident year before catastrophe losses	80.0%	72.8%		76.7%	69.6%
Current accident year catastrophe losses	16.1	23.9		11.2	24.4
Prior accident years before catastrophe losses	(3.3)	(3.0)		(2.8)	(8.5)
Prior accident years catastrophe losses	(0.6)	(0.2)		(2.0)	(6.5)
Total loss and loss expenses ratio	92.2%	93.5%		83.1%	79.0%

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2013	2012	Change %	2013	2012	Change %
Surety and executive risk:
Written premiums	$33	$29	14	$59	$56	5
Earned premiums	30	27	11	59	54	9
Current accident year before catastrophe losses	60.1%	72.1%		52.4%	60.9%
Current accident year catastrophe losses	—	—		—	—
Prior accident years before catastrophe losses	4.8	10.3		32.4	22.3
Prior accident years catastrophe losses	—	—		—	—
Total loss and loss expenses ratio	64.9%	82.4%		84.8%	83.2%
Machinery and equipment:
Written premiums	$11	$10	10	$22	$19	16
Earned premiums	11	10	10	21	19	11
Current accident year before catastrophe losses	45.8%	23.8%		30.5%	29.8%
Current accident year catastrophe losses	—	—		—	—
Prior accident years before catastrophe losses	(4.9)	(2.5)		1.5	0.4
Prior accident years catastrophe losses	—	—		—	—
Total loss and loss expenses ratio	40.9%	21.3%		32.0%	30.2%

As discussed above, the loss and loss expenses ratio component of the combined ratio is an important measure of underwriting profit and performance. Catastrophe losses are volatile and can distort short-term profitability trends, particularly for certain lines of business. Development of loss and loss expense reserves on prior accident years can also distort trends in measures of profitability for recently written business. To illustrate these effects, we separate their impact on the ratios shown in the table above. For the three and six months ended June 30, 2013, the commercial lines of business with the most significant profitability challenge were surety and executive risk and specialty packages. Our first-half 2013 surety and executive risk results included unfavorable development on prior accident year reserves for director and officer liability related to financial institutions. As discussed in our 2012 Annual Report on Form 10-K, Item 7, Commercial Lines Insurance Results of Operations, Page 66, we have taken steps to actively manage the potentially high risk of writing director and officer liability. On 10-K Page 65, we noted that specialty package results were expected to improve over time due to efforts to improve pricing precision in addition to various initiatives related to the property coverage portion of this line of business. Those underwriting actions, and the introduction of CinciPak – a new program designed to replace many of our specialty products, are partly responsible for a 29 percent reduction in specialty packages new business written premiums for the first six months of 2013, compared with a 9 percent increase for the same period of 2012.

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

PERSONAL LINES INSURANCE RESULTS OF OPERATIONS

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2013	2012	Change %	2013	2012	Change %
Earned premiums	$237	$214	11	$468	$423	11
Fee revenues	1	1	0	1	1	0
Total revenues	238	215	11	469	424	11

Loss and loss expenses from:
Current accident year before catastrophe losses	159	160	(1)	285	302	(6)
Current accident year catastrophe losses	33	63	(48)	44	121	(64)
Prior accident years before catastrophe losses	(24)	(7)	(243)	(17)	(24)	29
Prior accident years catastrophe losses	(2)	(6)	67	(5)	(15)	67
Loss and loss expenses	166	210	(21)	307	384	(20)
Underwriting expenses	73	60	22	143	117	22
Underwriting profit (loss)	$(1)	$(55)	98	$19	$(77)	nm

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	66.8%	75.2%	(8.4)	60.9%	71.6%	(10.7)
Current accident year catastrophe losses	13.7	29.4	(15.7)	9.3	28.8	(19.5)
Prior accident years before catastrophe losses	(9.9)	(3.9)	(6.0)	(3.5)	(5.8)	2.3
Prior accident years catastrophe losses	(1.1)	(2.8)	1.7	(1.2)	(3.8)	2.6
Loss and loss expenses	69.5	97.9	(28.4)	65.5	90.8	(25.3)
Underwriting expenses	30.9	28.2	2.7	30.6	27.8	2.8
Combined ratio	100.4%	126.1%	(25.7)	96.1%	118.6%	(22.5)

Combined ratio:	100.4%	126.1%	(25.7)	96.1%	118.6%	(22.5)
Contribution from catastrophe losses and prior years reserve development	2.7	22.7	(20.0)	4.6	19.2	(14.6)
Combined ratio before catastrophe losses and prior years reserve development	97.7%	103.4%	(5.7)	91.5%	99.4%	(7.9)

Overview

Performance highlights for the personal lines segment include:

•
Premiums – Personal lines earned premiums and net written premiums for the second quarter and first half of 2013 continued to grow primarily due to higher renewal premiums. The increase reflected improved pricing and a steady, high level of policy retention. Higher new business written premiums also contributed to premium growth, reflecting better pricing as well as our premium growth initiatives. The premiums table below analyzes the primary components of earned premiums.

Agency renewal written premiums increased 11 percent for both the second quarter and first six months of 2013 because of rate increases in recent years, ongoing high levels of policy retention, premium growth initiatives and a higher level of insured exposures. Rate increases that we began implementing in October 2012 for the homeowner line of business have averaged approximately 9 percent, with some individual policy rate increases lower or higher based on risk characteristics of the insured exposure.

In the first half of the year, we began implementing our 2013 rate changes for our personal auto line of business in the majority of the 30 states where we market personal auto policies. The average rate change was an increase in the low-single-digit range, with some individual policies experiencing lower or higher rates based on enhanced pricing precision enabled by predictive models. Rate changes for personal auto beginning in late 2010 and 2011 also represented an average rate increase in the low-single-digit range.

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

Personal lines new business written premiums continued to grow during the first six months of 2013, up 9 percent compared with the first half of 2012, with growth slowing during the second quarter as expected due to underwriting actions such as expanded use of actual cash value loss settlement for older roofs. We continue to believe we are successful in attracting more of our agents’ preferred business when it is priced more accurately based on insured exposure.

Other written premiums – which primarily include premiums ceded to our reinsurers as part of our reinsurance program – decreased net written premium growth by $2 million and $4 million more for the three and six months ended June 30, 2013, than for the same periods of 2012.

We continue to implement strategies discussed in our 2012 Annual Report on Form 10-K, Item 1, Strategic Initiatives, Page 10, to enhance our responsiveness to marketplace changes and to help achieve our long-term objectives for personal lines growth and profitability. These strategies include several initiatives to more profitably underwrite property coverages.

Personal Lines Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2013	2012	Change %	2013	2012	Change %
Agency renewal written premiums	$251	$227	11	$446	$402	11
Agency new business written premiums	30	29	3	58	53	9
Other written premiums	(8)	(6)	(33)	(16)	(12)	(33)
Net written premiums	273	250	9	488	443	10
Unearned premium change	(36)	(36)	0	(20)	(20)	0
Earned premiums	$237	$214	11	$468	$423	11

•
Combined ratio – The personal lines combined ratio improved for the three and six months ended June 30, 2013, compared with the same periods of 2012, primarily due to weather-related catastrophe losses that were 14.0 and 16.9 percentage points lower.

Catastrophe losses accounted for 12.6 and 8.1 percentage points of the combined ratio for the three and six months ended June 30, 2013, compared with 26.6 and 25.0 percentage points for the same periods last year. The 10-year annual average catastrophe loss ratio through 2012 for the personal lines segment was 11.4 percentage points, and the five-year annual average is 15.6 percentage points.

The ratio for current accident year loss and loss expenses before catastrophe losses for the six months ended June 30, 2013, also improved compared with the same 2012 period. The 60.9 percent ratio for the first six months of 2013 improved 10.7 percentage points compared with the 71.6 percent accident year 2012 ratio measured as of June 30, 2012. This improvement largely reflected higher rates in addition to recent-year initiatives to improve pricing precision and risk selection. Lower new large losses incurred, shown in the table below, contributed 4.8 percentage points to the 2013 ratio improvement.

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

Personal lines reserve development on prior accident years continued to emerge favorably during the second quarter and first six months of 2013. Favorable reserve development was $17 million lower for the first six months of 2013 compared with the same period of 2012, with catastrophe loss development contributing $10 million of the decrease. Approximately half of the $22 million of favorable reserve development on prior accident years recognized during the first six months of 2013 occurred in the homeowner line of business and roughly one-quarter occurred in the other personal line of business, reflecting lower than anticipated loss emergence on known claims. Approximately three-quarters of the personal lines favorable reserve development recognized during the first six months of 2013 was for accident year 2012 and approximately one-quarter was

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

for accident year 2011, with all other accident years netting to less than 5 percent. Reserve estimates are inherently uncertain as described in our 2012 Annual Report on Form 10-K, Item 7, Property Casualty Insurance Loss and Loss Expense Reserves, Page 43.

The underwriting expense ratio rose for the second quarter and first six months of 2013 compared with the same periods of 2012, primarily due to higher commissions.

Personal Lines Insurance Losses by Size

(Dollars in millions, net of reinsurance)	Three months ended June 30,			Six months ended June 30,
	2013	2012	Change %	2013	2012	Change %
New losses greater than $4,000,000	$—	$—	nm	$—	$—	nm
New losses $1,000,000-$4,000,000	2	13	(85)	6	18	(67)
New losses $250,000-$1,000,000	9	18	(50)	21	26	(19)
Case reserve development above $250,000	4	3	33	10	5	100
Total large losses incurred	15	34	(56)	37	49	(24)
Other losses excluding catastrophe losses	100	96	4	194	192	1
Catastrophe losses	29	56	(48)	37	105	(65)
Total losses incurred	$144	$186	(23)	$268	$346	(23)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
New losses greater than $4,000,000	0.0%	0.0%	0.0	0.0%	0.0%	0.0
New losses $1,000,000-$4,000,000	0.9	6.4	(5.5)	1.2	4.4	(3.2)
New losses $250,000-$1,000,000	3.8	8.4	(4.6)	4.6	6.2	(1.6)
Case reserve development above $250,000	1.6	1.2	0.4	2.0	1.1	0.9
Total large losses incurred	6.3	16.0	(9.7)	7.8	11.7	(3.9)
Other losses excluding catastrophe losses	41.9	45.0	(3.1)	41.5	45.3	(3.8)
Catastrophe losses	12.4	26.2	(13.8)	7.9	24.8	(16.9)
Total loss ratio	60.6%	87.2%	(26.6)	57.2%	81.8%	(24.6)

We continue to monitor new losses and case reserve increases greater than $250,000 for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the second quarter of 2013, the personal lines total ratio for these losses and case reserve increases, net of reinsurance, was 9.7 percentage points lower compared with last year’s second quarter, reflecting a lower number of homeowner fire claims and incurred losses. Second-quarter large losses added to the ratio for total large losses incurred for the first six months of 2013, which also included a higher number of claims and incurred losses for our personal auto line of business during the first quarter. We believe results for the three-month period largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $250,000.

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

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

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2013	2012	Change %	2013	2012	Change %
Personal auto:
Written premiums	$125	$115	9	$225	$206	9
Earned premiums	109	100	9	216	198	9
Current accident year before catastrophe losses	85.4%	78.0%		76.3%	75.8%
Current accident year catastrophe losses	1.4	9.7		1.4	7.4
Prior accident years before catastrophe losses	(10.2)	(4.7)		(1.2)	(6.4)
Prior accident years catastrophe losses	(0.4)	(0.7)		(0.4)	(0.8)
Total loss and loss expenses ratio	76.2%	82.3%		76.1%	76.0%
Homeowner:
Written premiums	$116	$103	13	$205	$180	14
Earned premiums	99	87	14	195	171	14
Current accident year before catastrophe losses	50.5%	74.0%		45.6%	68.6%
Current accident year catastrophe losses	30.1	59.2		19.9	59.8
Prior accident years before catastrophe losses	(7.4)	(6.0)		(4.1)	(4.5)
Prior accident years catastrophe losses	(2.0)	(5.7)		(2.2)	(7.7)
Total loss and loss expenses ratio	71.2%	121.5%		59.2%	116.2%
Other personal:
Written premiums	$32	$32	—	$58	$57	2
Earned premiums	29	27	7	57	54	6
Current accident year before catastrophe losses	52.5%	68.6%		54.5%	65.9%
Current accident year catastrophe losses	4.3	6.0		2.9	8.8
Prior accident years before catastrophe losses	(17.8)	6.2		(9.5)	(7.8)
Prior accident years catastrophe losses	(0.9)	(1.2)		(1.1)	(2.1)
Total loss and loss expenses ratio	38.1%	79.6%		46.8%	64.8%

As discussed above, the loss and loss expenses ratio component of the combined ratio is an important measure of underwriting profit and performance. Catastrophe losses are volatile and can distort short-term profitability trends, particularly for certain lines of business. Development of loss and loss expense reserves on prior accident years can also distort trends in measures of profitability for recently written business. To illustrate these effects, we separate their impact on the ratios shown in the table above. For the three and six months ended June 30, 2013, the personal line of business with the most significant profitability challenge was personal auto, in part due to large losses as discussed above. As discussed in Personal Lines Insurance Results of Operations, Overview, we continue actions to improve pricing per risk and overall rates, which are expected to improve future profitability. The higher personal auto ratios for 2013 were driven by higher estimates for losses incurred but not reported, as the ratio for case incurred losses improved, compared with the same periods of 2012.

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

EXCESS AND SURPLUS LINES INSURANCE RESULTS OF OPERATIONS

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2013	2012	Change %	2013	2012	Change %
Earned premiums	$28	$22	27	$55	$43	28
Loss and loss expenses from:
Current accident year before catastrophe losses	18	17	6	38	33	15
Current accident year catastrophe losses	—	—	nm	—	1	(100)
Prior accident years before catastrophe losses	—	—	nm	(2)	—	nm
Prior accident years catastrophe losses	—	—	nm	—	—	nm
Loss and loss expenses	18	17	6	36	34	6
Underwriting expenses	9	7	29	18	14	29
Underwriting profit (loss)	$1	$(2)	nm	$1	$(5)	nm

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	65.7	74.6	(8.9)	69.6%	76.4%	(6.8)
Current accident year catastrophe losses	0.9	3.2	(2.3)	0.6	2.8	(2.2)
Prior accident years before catastrophe losses	(0.7)	0.7	(1.4)	(4.7)	0.2	(4.9)
Prior accident years catastrophe losses	1.0	0.3	0.7	0.6	0.7	(0.1)
Loss and loss expenses	66.9	78.8	(11.9)	66.1	80.1	(14.0)
Underwriting expenses	31.8	31.9	(0.1)	32.3	32.0	0.3
Combined ratio	98.7%	110.7%	(12.0)	98.4%	112.1%	(13.7)

Combined ratio:	98.7%	110.7%	(12.0)	98.4	112.1%	(13.7)
Contribution from catastrophe losses and prior years reserve development	1.2	4.2	(3.0)	(3.5)	3.7	(7.2)
Combined ratio before catastrophe losses and prior years reserve development	97.5%	106.5%	(9.0)	101.9%	108.4%	(6.5)

 Overview

Performance highlights for the excess and surplus lines segment include:

•
Premiums – Excess and surplus lines earned premiums and net written premiums continued to grow during the second quarter and first six months of 2013. Growth in renewal written premiums contributed most of the increase.

Renewal written premiums rose 37 percent and 29 percent for the second quarter and first six months of 2013, compared with the same periods of 2012, reflecting the opportunity to renew many accounts for the first time as well as higher renewal pricing. Renewal pricing increases estimated for our excess and surplus lines policies on average continued in a low-double-digit range. We measure average changes in excess and surplus lines renewal pricing as the rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies.

New business written premiums declined for the second quarter and first six months of 2013, compared with the same periods of 2012, primarily because we wrote fewer new large-premium accounts. Some of what we report as new business came from accounts that were not new to our agents. We believe our agents’ seasoned accounts tend to be priced more accurately than business that may be less familiar to them.

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

Excess and Surplus Lines Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2013	2012	Change %	2013	2012	Change %
Agency renewal written premiums	$26	$19	37	$45	$35	29
Agency new business written premiums	9	11	(18)	19	20	(5)
Other written premiums	(2)	(3)	33	(4)	(4)	0
Net written premiums	33	27	22	60	51	18
Unearned premium change	(5)	(5)	0	(5)	(8)	38
Earned premiums	$28	$22	27	$55	$43	28

•
Combined ratio – The excess and surplus lines combined ratio improved for the second quarter and first six months of 2013 by 12.0 and 13.7 percentage points compared with the same periods of 2012, primarily due to lower current accident year loss and loss expenses before catastrophe losses, which reflected higher pricing and typical variability from new losses incurred of $250,000 or more.

The 69.6 percent ratio for current accident year loss and loss expenses before catastrophe losses for the first six months of 2013 improved 6.8 percentage points compared with the 76.4 percent accident year 2012 ratio measured as of June 30, 2012. This decrease reflects higher pricing and new losses incurred of $250,000 or more that improved by 3.2 points for the first six months of 2013, compared with 2012, as shown in the Excess and Surplus Lines Insurance Losses by Size table below.

Catastrophe losses accounted for 1.9 and 1.2 percentage points of the combined ratio for the three and six months ended June 30, 2013, compared with 3.5 percentage points for both of the same periods of 2012.

Excess and surplus lines net favorable reserve development on prior accident years as a ratio to earned premiums was not material for the second quarter and was 4.1 percentage points for the first six months of 2013, compared with 1.0 and 0.9 percentage points of unfavorable reserve development for the same periods of 2012. Reserve estimates are inherently uncertain as described in our 2012 Annual Report on Form 10-K, Item 7, Property Casualty Insurance Loss and Loss Expense Reserves, Page 43.

The underwriting expense ratio for the second quarter and first six months of 2013 was essentially flat compared with the same periods of 2012.

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

Excess and Surplus Lines Insurance Losses by Size

(Dollars in millions, net of reinsurance)	Three months ended June 30,			Six months ended June 30,
	2013	2012	Change %	2013	2012	Change %
New losses greater than $4,000,000	$—	$—	nm	$—	$—	nm
New losses $1,000,000-$4,000,000	2	1	100	3	3	—
New losses $250,000-$1,000,000	6	4	50	9	8	13
Case reserve development above $250,000	—	1	(100)	—	3	(100)
Total large losses incurred	8	6	33	12	14	(14)
Other losses excluding catastrophe losses	6	7	(14)	14	12	17
Catastrophe losses	1	1	—	1	2	(50)
Total losses incurred	$15	$14	7	$27	$28	(4)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
New losses greater than $4,000,000	0.0%	0.0%	0.0	0.0%	0.0%	0.0
New losses $1,000,000-$4,000,000	7.8	4.4	3.4	6.1	7.7	(1.6)
New losses $250,000-$1,000,000	19.7	16.5	3.2	15.5	17.1	(1.6)
Case reserve development above $250,000	1.0	6.4	(5.4)	1.0	6.0	(5.0)
Total large losses incurred	28.5	27.3	1.2	22.6	30.8	(8.2)
Other losses excluding catastrophe losses	21.7	29.1	(7.4)	26.0	28.4	(2.4)
Catastrophe losses	1.9	3.4	(1.5)	1.1	3.5	(2.4)
Total loss ratio	52.1%	59.8%	(7.7)	49.7%	62.7%	(13.0)

We continue to monitor new losses and case reserve increases greater than $250,000 for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the second quarter of 2013, the excess and surplus line total ratio for these losses and case reserve increases, net of reinsurance, was 1.2 percentage points higher compared with last year’s second quarter, largely due to a higher frequency of large losses. The 22.6 percent ratio for total large losses incurred for the first six months of 2013 was lower than the full-year 2012 ratio of 25.5 percent. Second-quarter large losses added to the ratio for total large losses incurred for the first six months of 2013, which included a lower frequency of large losses during the first quarter. We believe results for the three-month period ended June 30, 2013, largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $250,000.

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

LIFE INSURANCE RESULTS OF OPERATIONS

(In millions)	Three months ended June 30,			Six months ended June 30,
	2013	2012	Change %	2013	2012	Change %
Earned premiums	$44	$51	(14)	$86	$92	(7)
Separate account investment management fees	1	—	nm	2	—	nm
Total revenues	45	51	(12)	88	92	(4)
Contract holders' benefits incurred	48	47	2	92	90	2
Investment interest credited to contract holders	(18)	(20)	10	(39)	(41)	5
Operating expenses incurred	12	22	(45)	25	44	(43)
Total benefits and expenses	42	49	(14)	78	93	(16)
Life insurance segment profit (loss)	$3	$2	50	$10	$(1)	nm

Overview

Performance highlights for the life insurance segment include:

•
Revenues – Revenues decreased for the three and six months ended June 30, 2013, primarily due to lower earned premiums from universal life insurance products. The unlocking of interest rate assumptions for our universal life contracts during the second quarter slowed the amortization of unearned front-end loads, reducing universal life earned premiums. For the comparable period in 2012, unlocking increased the amortization of unearned front-end loads, increasing universal life earned premiums.

Net in-force life insurance policy face amounts increased to $46.637 billion at June 30, 2013, from $45.126 billion at year-end 2012.

Fixed annuity deposits received for the three and six months ended June 30, 2013, were $10 million and $21 million compared with $13 million and $30 million for the same periods of 2012. Fixed annuity deposits have a minimal impact to earned premiums because deposits received are initially recorded as liabilities. Profit is earned over time by way of interest rate spreads. We do not write variable or equity annuities and are currently de-emphasizing fixed annuity sales due to the low interest rate environment.

Life Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2013	2012	Change %	2013	2012	Change %
Term life insurance	$31	$30	3	$60	$57	5
Universal life insurance	4	13	(69)	9	20	(55)
Other life insurance, annuity and disability income products	9	8	13	17	15	13
Net earned premiums	$44	$51	(14)	$86	$92	(7)

•
Profitability – Our life insurance segment typically reports a small profit or loss on a GAAP basis because profits from investment income spreads are included in our investment segment results. We include only investment income credited to contract holders (including interest assumed in life insurance policy reserve calculations) in our life insurance segment results. A gain of $10 million for our life insurance segment in the first six months of 2013 compared with a loss of $1 million for the same period of 2012, primarily due to favorable mortality experience and decreased operating expenses.

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

Although we report most of our life insurance company investment income in our investments segment results, we recognize that assets under management, capital appreciation and investment income are integral to evaluation of the success of the life insurance segment because of the long duration of life products. On a basis that includes investment income and realized gains or losses from life insurance related invested assets, the life insurance company reported a net profit of $14 million and $28 million in the three and six months ended June 30, 2013, compared with a net profit of $11 million and $18 million for the same periods of 2012. The life insurance company portfolio had after-tax realized investment gains of $2 million for both the three and six months ended June 30, 2013, compared with after-tax realized investment gains of less than $1 million and $1 million for the same periods of 2012.

Life segment benefits and expenses consist principally of contract holders’ (policyholders’) benefits incurred related to traditional life and interest-sensitive products and operating expenses incurred, net of deferred acquisition costs. Total benefits increased modestly in the first six months of 2013. Through the first six months, mortality results were better than projected and were well within our pricing expectations.

Operating expenses for the first six months of 2013 decreased compared with the same period a year ago. Unlocking of interest rate assumptions, discussed in the revenues section above, also increased the amount of expenses deferred to future periods, reducing operating expenses for the second quarter and first six months of 2013. For the comparable periods in 2012, unlocking decreased the amount of expenses deferred to future periods, increasing operating expenses. During the first six months of 2012, operating expenses were further increased by an actuarial adjustment decreasing reinsurance-related expenses deferred to future periods.

The earnings effect of interest rate unlocking, for the respective first six-month periods of 2013 and 2012, is minimal because the change in earned premiums is essentially offset by the change in operating expenses.

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

INVESTMENT RESULTS OF OPERATIONS

Overview

The investments segment contributes investment income and realized gains and losses to results of operations. Investments traditionally are our primary source of pretax and after-tax profits.

Investment Income

Pretax investment income decreased 1 percent and 2 percent for the three and six months ended June 30, 2013, compared with the same periods of 2012. Interest income declined due to the continuing effects of the low interest rate environment. Higher dividend income for the three-month and six-month periods reflected rising dividend rates and net purchases of securities. Six-month 2013 dividend growth was partially offset by certain holdings that accelerated payments from the first quarter into the fourth quarter of 2012 in response to anticipated tax law changes. Average yields in the table below are based on the average invested asset and cash amounts indicated in the table, using fixed-maturity securities valued at amortized cost and all other securities at fair value. In our 2012 Annual Report on Form 10-K, Item 1, Investments Segment, Page 20, and Item 7, Investments Outlook, Page 83, we discussed our portfolio strategies. We discuss risks related to our investment income and our fixed-maturity and equity investment portfolios in this quarterly report Item 3, Quantitative and Qualitative Disclosures About Market Risk.

We continue to position our portfolio with consideration to both the challenges presented by the current low interest rate environment and the risks presented by potential future inflation. As bonds in our generally laddered portfolio mature or are called over the near term, we will be challenged to replace their current yield. Approximately 18.4 percent of our fixed-maturity investments mature during July 2013 through December 2015 with an average pretax yield-to-amortized cost of 4.6 percent, including 3.3 percent of the portfolio maturing during the last six months of 2013 and yielding 4.5 percent. While our bond portfolio more than covers our insurance reserve liabilities, we believe our diversified common stock portfolio of mainly blue chip, dividend-paying companies represents one of our best investment opportunities for the long term.

Investment Results

(In millions)	Three months ended June 30,			Six months ended June 30,
	2013	2012	Change %	2013	2012	Change %
Total investment income, net of expenses, pretax	$131	$132	(1)	$259	$263	(2)
Investment interest credited to contract holders	(18)	(20)	10	(39)	(41)	5
Realized investment gains and losses summary:
Realized investment gains and losses	14	19	(26)	56	44	27
Change in fair value of securities with embedded derivatives	—	1	(100)	1	5	(80)
Other-than-temporary impairment charges	—	(14)	100	(2)	(30)	93
Total realized investment gains and losses	14	6	133	55	19	189
Investment operations profit	$127	$118	8	$275	$241	14

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

(In millions)	Three months ended June 30,			Six months ended June 30,
	2013	2012	Change %	2013	2012	Change %
Investment income:
Interest	$103	$106	(3)	$205	$212	(3)
Dividends	30	27	11	57	53	8
Other	—	1	(100)	1	2	(50)
Investment expenses	(2)	(2)	—	(4)	(4)	0
Total investment income, net of expenses, pretax	131	132	(1)	259	263	(2)
Income taxes	(32)	(32)	—	(63)	(64)	2
Total net investment income	$99	$100	(1)	$196	$199	(2)

Effective tax rate	24.1%	24.5%		24.2%	24.4%

Average invested assets plus cash and cash equivalents	$12,661	$11,777		$12,451	$11,633

Average yield pretax	4.14%	4.48%		4.16%	4.52%
Average yield after-tax	3.13%	3.40%		3.15%	3.42%

Effective fixed-maturity tax rate	27.1%	27.0%		27.0%	26.9%

Average fixed-maturity at amortized cost	$8,376	$8,232		$8,325	$8,168

Average fixed-maturity yield pretax	4.92%	5.15%		4.92%	5.19%
Average fixed-maturity yield after-tax	3.59%	3.76%		3.60%	3.79%

Net Realized Gains and Losses

We reported net realized investment gains of $14 million and $55 million in the three and six months ended June 30, 2013, as net gains from investment sales and bond calls were partially offset by other-than-temporary impairment (OTTI) charges. OTTI charges during the three-month and six-month periods ended June 30, 2013, were none and $2 million, respectively. We reported net realized investment gains of $6 million and $19 million for the three and six months ended June 30, 2012, as net gains from investment sales and bond calls offset OTTI charges.

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

The total net realized investment gains for the first six months of 2013 included:

•	$49 million in net gains from the sale of various common and preferred stock holdings.

•	$4 million in net gains from fixed-maturity security sales and calls.

•	$4 million in other net realized gains, including $1 million in gains from changes in fair value of securities with embedded derivatives.

•	$2 million in OTTI charges to write down five fixed-maturity securities.

Of the 2,839 securities in the portfolio, no securities were trading below 70 percent of amortized cost at June 30, 2013. Our asset impairment committee regularly monitors the portfolio, including a quarterly review of the entire portfolio for potential OTTI charges. We believe that if the improving liquidity in the markets were to reverse or the economic recovery were to significantly stall, we could experience declines in portfolio values and possibly additional OTTI charges.

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

The table below provides additional detail for OTTI charges.

(In millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Fixed maturities
Utilities	$—	$—	$1	$—
Municipal	—	—	1	—
Total fixed maturities	—	—	2	—
Common equities
Energy	$—	$—	$—	$1
Industrial	—	2	—	8
Consumer discretionary	—	5	—	14
Material	—	7	—	7
Total common equities	—	14	—	30
Total	$—	$14	$2	$30

OTHER

We report as Other the noninvestment operations of the parent company and a noninsurer subsidiary, CFC Investment Company. Losses before income taxes for Other were largely driven by interest expense from debt of the parent company.

(In millions)	Three months ended June 30,			Six months ended June 30,
	2013	2012	Change %	2013	2012	Change %
Interest and fees on loans and leases	$1	$2	(50)	$3	$4	(25)
Other revenues	1	1	0	1	1	0
Total revenues	2	3	(33)	4	5	(20)
Interest expense	14	13	8	27	27	0
Operating expenses	4	4	0	9	9	0
Total expenses	18	17	6	36	36	0
Other loss	$(16)	$(14)	(14)	$(32)	$(31)	(3)

TAXES

We had $38 million and $101 million of income tax expense for the three and six months ended June 30, 2013, compared with an income tax benefit of $3 million for second quarter of 2012 and income tax expense of $23 million for the first six months of 2012. The effective tax rate for the three and six months ended June 30, 2013, was 25.7 percent and 27.7 percent compared with negative 10.3 percent and positive 16.3 percent for the same periods last year. The change in our effective tax rates was primarily due to changes in pretax income from underwriting results and realized investment gains and losses, with unchanged levels of permanent book-tax differences.

Historically, we have pursued a strategy of investing some portion of cash flow in tax-advantaged fixed-maturity and equity securities to minimize our overall tax liability and maximize after-tax earnings. See Tax-Exempt Fixed Maturities for further discussion on municipal bond purchases in our fixed-maturity investment portfolio. For our insurance subsidiaries, approximately 85 percent of income from tax-advantaged fixed-maturity investments is exempt from federal tax. Our noninsurance companies own an immaterial amount of tax-advantaged, fixed-maturity investments. For our insurance subsidiaries, the dividend received deduction, after the dividend proration of the 1986 Tax Reform Act, exempts approximately 60 percent of dividends from qualified equities from federal tax. For our noninsurance companies, the dividend received deduction exempts 70 percent of dividends from qualified

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

equities. Details about our effective tax rate are found in our 2012 Annual Report on Form 10-K, Item 8, Note 11, Income Taxes, Page 129, and in this quarterly report Item 1, Note 9 – Income Taxes.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2013, shareholders’ equity was $5.699 billion compared with $5.453 billion at December 31, 2012. Total debt was $894 million at June 30, 2013, and at December 31, 2012. At June 30, 2013, cash and cash equivalents totaled $382 million compared with $487 million at December 31, 2012.

SOURCES OF LIQUIDITY

Subsidiary Dividends

Our lead insurance subsidiary declared dividends of $175 million to the parent company during the first six months of 2013, $25 million more than the same period of 2012. Another subsidiary, CFC Investment Company, declared and paid dividends of $25 million to the parent company during the first six months of 2013, in the first quarter, compared with none for full-year 2012. For the full-year 2012, subsidiary dividends declared totaled $300 million. State of Ohio regulatory requirements restrict the dividends our insurance subsidiary can pay. During 2013, total dividends that our insurance subsidiary could pay to our parent company without regulatory approval are approximately $391 million.

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

The table below shows a summary of operating cash flow for property casualty insurance (direct method):

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2013	2012	Change %	2013	2012	Change %
Premiums collected	$973	$869	12	$1,933	$1,720	12
Loss and loss expenses paid	(521)	(572)	9	(1,034)	(1,079)	4
Commissions and other underwriting expenses paid	(264)	(246)	(7)	(634)	(546)	(16)
Cash flow from underwriting	188	51	269	265	95	179
Investment income received	88	88	0	175	178	(2)
Cash flow from operations	$276	$139	99	$440	$273	61

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

Collected premiums for property casualty insurance rose $213 million during the first six months of 2013, compared with the same period in 2012. Loss and loss expenses paid decreased $45 million, primarily due to lower catastrophe losses paid. Commissions and other underwriting expenses paid rose $88 million, primarily due to higher commissions paid to agencies, reflecting the increase in collected premiums.

We discuss our future obligations for claims payments and for underwriting expenses in our 2012 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 86, and Other Commitments, also on Page 86.

Capital Resources

At June 30, 2013, our debt-to-total-capital ratio was 13.6 percent, with $790 million in long-term debt and $104 million in borrowing on our revolving short-term line of credit. There was no change in the amount of the $104 million short-term debt during the first six months of 2013. Based on our present capital requirements, we do not anticipate a material increase in debt levels during the remainder of 2013. As a result, we expect changes in our debt-to-total-capital ratio to continue to be largely a function of the contribution of unrealized investment gains or losses to shareholders’ equity.

We provide details of our three long-term notes in our 2012 Annual Report on Form 10-K, Item 8, Note 8, Long-Term Debt and Capital Lease Obligations, Page 127. None of the notes are encumbered by rating triggers.

Four independent ratings firms award insurer financial strength ratings to our property casualty insurance companies and three firms rate our life insurance company. Those firms made no changes to our debt ratings during the first six months of 2013. Our debt ratings are discussed in our 2012 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, Additional Sources of Liquidity, Page 84.

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

•
Commissions – Commissions paid were $395 million in the first six months of 2013. Commission payments generally track with written premiums, except for annual profit-sharing commissions typically paid during the first quarter of the year.

•
Other underwriting expenses – Many of our underwriting expenses are not contractual obligations, but reflect the ongoing expenses of our business. Noncommission underwriting expenses paid were $239 million in the first six months of 2013.

•
In addition to contractual obligations for hardware and software, we anticipate capitalizing approximately $4 million in spending for key technology initiatives in 2013. Capitalized development costs related to key technology initiatives were $2 million in the first six months of 2013. These activities are conducted at our discretion, and we have no material contractual obligations for activities planned as part of these projects.

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

We contributed $15 million to our qualified pension plan during the first six months of 2013. We do not anticipate further contributions to our qualified pension plan during the remainder of 2013.

Investing Activities

After fulfilling operating requirements, we invest cash flows from underwriting, investment and other corporate activities in fixed-maturity and equity securities on an ongoing basis to help achieve our portfolio objectives. We discuss our investment strategy and certain portfolio attributes in Item 3, Quantitative and Qualitative Disclosures about Market Risk.

Uses of Capital

Uses of cash to enhance shareholder return include dividends to shareholders. In February and April 2013, the board of directors declared a regular quarterly cash dividend of 40.75 cents per share for an indicated annual rate of $1.63 per share. During the first six months of 2013, we used $130 million to pay cash dividends to shareholders.

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

Total gross reserves at June 30, 2013, increased $50 million compared with December 31, 2012. Case reserves for losses increased $17 million while IBNR reserves increased by $54 million and total loss expense reserves decreased by $21 million.

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

Property and Casualty Gross Reserves

(In millions)	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
At June 30, 2013	reserves	reserves	reserves	reserves	of total
Commercial lines:
Commercial casualty	$820	$361	$488	$1,669	39.5%
Commercial property	199	28	36	263	6.2
Commercial auto	254	44	66	364	8.6
Workers' compensation	412	492	91	995	23.6
Specialty packages	112	4	26	142	3.4
Surety and executive risk	135	11	74	220	5.2
Machinery and equipment	0	2	2	4	0.1
Subtotal	1,932	942	783	3,657	86.6
Personal lines:
Personal auto	155	(4)	56	207	4.9
Homeowner	84	13	24	121	2.9
Other personal	42	40	5	87	2.1
Subtotal	281	49	85	415	9.9
Excess and surplus lines	74	40	33	147	3.5
Total	$2,287	$1,031	$901	$4,219	100.0%
At December 31, 2012
Commercial lines:
Commercial casualty	$816	$348	$503	$1,667	40.0%
Commercial property	197	22	38	257	6.2
Commercial auto	252	35	66	353	8.5
Workers' compensation	433	473	97	1,003	24.1
Specialty packages	129	3	27	159	3.8
Surety and executive risk	121	6	74	201	4.8
Machinery and equipment	1	2	2	5	0.1
Subtotal	1,949	889	807	3,645	87.5
Personal lines:
Personal auto	140	(10)	53	183	4.4
Homeowner	81	21	27	129	3.1
Other personal	39	42	5	86	2.1
Subtotal	260	53	85	398	9.6
Excess and surplus lines	61	35	30	126	2.9
Total	$2,270	$977	$922	$4,169	100.0%

LIFE POLICY AND INVESTMENT CONTRACT RESERVES

Gross life policy and investment contract reserves were $2.345 billion at June 30, 2013, compared with $2.295 billion at year-end 2012, reflecting continued growth in life insurance policies in force. We discuss our life insurance reserving practices in our 2012 Annual Report on Form 10-K, Item 7, Life Insurance Policyholder Obligations and Reserves, Page 94.

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

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

The fair value of our investment portfolio was $12.867 billion at June 30, 2013, up $401 million from year-end 2012, largely due to an increase in the common equities portfolio of $523 million.

(In millions)	At June 30, 2013				At December 31, 2012
	Cost or amortized cost	Percent to total	Fair value	Percent to total	Cost or amortized cost	Percent to total	Fair value	Percent to total
Taxable fixed maturities	$5,675	52.2%	$6,122	47.6%	$5,473	51.7%	$6,137	49.2%
Tax-exempt fixed maturities	2,753	25.3	2,870	22.3	2,749	26.0	2,956	23.7
Common equities	2,375	21.8	3,761	29.2	2,270	21.4	3,238	26.0
Preferred equities	77	0.7	114	0.9	99	0.9	135	1.1
Total	$10,880	100.0%	$12,867	100.0%	$10,591	100.0%	$12,466	100.0%

At June 30, 2013, our consolidated investment portfolio included $6 million of assets for which values are based on prices or valuation techniques that require significant management judgment (Level 3 assets). This represented less than 1 percent of investment portfolio assets measured at fair value. See Item 1, Note 3, Fair Value Measurements, for additional discussion of our valuation techniques. We have generally obtained and evaluated two nonbinding quotes from brokers, then our investment professionals determine our best estimate of fair value. These investments include private placements, small issues and various thinly traded securities.

In addition to our investment portfolio, the total investments amount reported in our condensed consolidated balance sheets includes Other invested assets. Other invested assets included $35 million of life policy loans and liens plus $31 million of private equity investments at June 30, 2013.

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

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

Our investment portfolio had no European sovereign debt holdings at June 30, 2013. On that date, we owned other European-based securities, primarily corporate bonds, totaling $488 million in fair value. We discussed our European-based holdings in our 2012 Annual Report on Form 10-K, Item 7a, Quantitative and Qualitative Disclosures about Market Risk, Page 101. The composition of our European-based holdings at June 30, 2013, did not materially change from the $504 million fair value total at year-end 2012.

In the first six months of 2013, the decrease in fair value of our fixed-maturity portfolio was due to a rise in interest rates. At June 30, 2013, our fixed-maturity portfolio was valued at 106.7 percent of its amortized cost, compared with 110.6 percent at December 31, 2012.

Credit ratings at June 30, 2013, compared with December 31, 2012, for the fixed-maturity and short-term portfolios were:

(In millions)	At June 30, 2013		At December 31, 2012
	Fair	Percent	Fair	Percent
	value	to total	value	to total
Moody's Ratings and Standard & Poor's Ratings combined
Aaa, Aa, A, AAA, AA, A	$5,489	61.0%	$5,544	61.0%
Baa, BBB	3,075	34.2	3,180	35.0
Ba, BB	202	2.2	168	1.8
B, B	16	0.2	20	0.2
Caa, CCC, Ca	3	0.0	2	0.0
Daa, Da, D	0	0.0	1	0.0
Non-rated	207	2.4	178	2.0
Total	$8,992	100.0%	$9,093	100.0%

Attributes of the fixed-maturity portfolio include:

	At June 30, 2013		At December 31, 2012
Weighted average yield-to-amortized cost	4.9%		5.0%
Weighted average maturity	6.2	yrs	6.3	yrs
Effective duration	4.4	yrs	4.2	yrs

We discuss maturities of our fixed-maturity portfolio in our 2012 Annual Report on Form 10-K, Item 8, Note 2, Investments, Page 118, and in this quarterly report Item 2, Investments Results of Operations.

TAXABLE FIXED MATURITIES

Our taxable fixed-maturity portfolio, with a fair value of $6.122 billion at June 30, 2013, included:

(In millions)	At June 30, 2013	At December 31, 2012
Investment-grade corporate	$5,313	$5,388
States, municipalities and political subdivisions	319	334
Below investment-grade corporate	202	182
Government sponsored enterprises	195	164
Convertibles and bonds with warrants attached	16	31
United States government	7	7
Foreign government	10	3
Commercial mortgage backed securities	60	28
Total	$6,122	$6,137

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

Our strategy is to buy and typically hold fixed-maturity investments to maturity, but we monitor credit profiles and fair value movements when determining holding periods for individual securities. With the exception of U.S. agency issues that include United States government and government sponsored enterprises, no individual issuer's securities accounted for more than 1.0 percent of the taxable fixed-maturity portfolio at June 30, 2013. Our investment-grade corporate bonds and commercial mortgage backed securities had an average rating of Baa1 by Moody’s or BBB+ by Standard & Poor’s and represented 87.8 percent of the taxable fixed-maturity portfolio’s fair value at June 30, 2013, compared with 88.2 percent at year-end 2012.

The heaviest concentration in our investment-grade corporate bond portfolio, based on fair value at June 30, 2013, is the financial-related sectors – including banking, financial services and insurance – representing 32.0 percent, compared with 31.2 percent at year-end 2012. We believe our weighting in financial-related sectors is below the average for the corporate bond market as a whole.

Most of the $319 million of securities issued by states, municipalities and political subdivisions included in our taxable fixed maturity portfolio at June 30, 2013, were Build America Bonds.

Our taxable fixed maturity portfolio at June 30, 2013, included $60 million of AAA rated commercial mortgage-backed securities.

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

TAX-EXEMPT FIXED MATURITIES

At June 30, 2013, we had $2.870 billion of tax-exempt fixed-maturity securities with an average rating of Aa2/AA by Moody’s and Standard & Poor’s. We traditionally have purchased municipal bonds focusing on general obligation and essential services issues, such as water, waste disposal or others. The portfolio is well diversified among approximately 1,000 municipal bond issuers. No single municipal issuer accounted for more than 0.7 percent of the tax-exempt fixed maturity portfolio at June 30, 2013. The following table shows our municipal bond holdings in our larger states:

(In millions)	Local issued
	general obligation	Special revenue	State issued general		Percent of
At June 30, 2013	bonds	bonds	obligation bonds	Total	total
Texas	$378	$78	$—	$456	15.9%
Indiana	13	256	—	269	9.4
Michigan	240	12	—	252	8.8
Illinois	212	20	—	232	8.1
Ohio	133	93	—	226	7.9
Washington	170	35	2	207	7.2
Wisconsin	99	30	2	131	4.6
Pennsylvania	84	10	6	100	3.5
Arizona	55	31	—	86	3.0
Florida	20	63	—	83	2.9
Colorado	46	18	—	64	2.2
New York	33	22	3	58	2.0
New Jersey	41	17	—	58	2.0
Kansas	34	23	—	57	2.0
Utah	23	19	—	42	1.5
All other states	295	250	4	549	19.0
Total	$1,876	$977	$17	$2,870	100.0%
At December 31, 2012
Texas	$398	$95	$—	$493	16.7%
Indiana	15	286	—	301	10.2
Michigan	260	12	—	272	9.2
Illinois	226	20	—	246	8.3
Ohio	135	96	—	231	7.8
Washington	174	39	3	216	7.3
Wisconsin	106	27	3	136	4.6
Pennsylvania	83	8	—	91	3.1
Florida	21	65	—	86	2.9
Arizona	55	26	—	81	2.7
Colorado	45	19	—	64	2.2
New Jersey	38	17	—	55	1.9
New York	29	24	—	53	1.8
Kansas	28	21	—	49	1.7
Minnesota	36	6	—	42	1.4
All other states	285	253	2	540	18.2
Total	$1,934	$1,014	$8	$2,956	100.0%

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

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

The table below summarizes the effect of hypothetical changes in interest rates on the fair value of the fixed-maturity portfolio:

(In millions)	Interest Rate Shift in Basis Points
	-200	-100	—	100	200
At June 30, 2013	$9,789	$9,390	$8,992	$8,591	$8,205
At December 31, 2012	$9,888	$9,479	$9,093	$8,704	$8,320

The effective duration of the fixed-maturity portfolio as of June 30, 2013, was 4.4 years, compared with 4.2 years at year-end 2012. The above table is a theoretical presentation showing that an instantaneous, parallel shift in the yield curve of 100 basis points could produce an approximately 4.4 percent change in the fair value of the fixed‑maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value are to changes in the general level of interest rates, exclusive of call features. The fair values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.

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

EQUITY INVESTMENTS

Our equity investments, with a fair value totaling $3.875 billion at June 30, 2013, include $3.761 billion of common stock securities of companies generally with strong indications of paying and growing their dividends. Other criteria we evaluate include increasing sales and earnings, proven management and a favorable outlook. We believe our equity investment style is an appropriate long-term strategy. While our long-term financial position would be affected by prolonged changes in the market valuation of our investments, we believe our strong surplus position and cash flow provide a cushion against short-term fluctuations in valuation. Continued payment of cash dividends by the issuers of the common equities we hold can provide a floor to their valuation. A $100 million unrealized change in the value of the common stocks owned at period end would cause a change of $65 million, or approximately 40 cents per share, in our shareholders’ equity.

At June 30, 2013, our largest holding had a fair value of 3.4 percent of our publicly-traded common stock portfolio. Exxon Mobil Corporation (NYSE:XOM) was our largest single common stock investment, comprising 1.0 percent of the investment portfolio at the end of the second quarter of 2013.

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

Common Stock Portfolio Industry Sector Distribution

	Percent of Publicly Traded Common Stock Portfolio
	At June 30, 2013		At December 31, 2012
	Cincinnati Financial	S&P 500 Industry Weightings	Cincinnati Financial	S&P 500 Industry Weightings
Sector:
Information technology	18.4%	17.8%	16.0%	19.1%
Industrials	12.7	10.2	12.9	10.1
Financial	11.8	16.7	11.2	15.6
Healthcare	11.6	12.7	12.2	12.0
Energy	11.6	10.5	12.0	11.0
Consumer staples	10.7	10.5	11.7	10.6
Consumer discretionary	10.0	12.2	9.7	11.5
Materials	5.2	3.3	5.7	3.6
Utilities	4.5	3.3	4.8	3.4
Telecomm services	3.5	2.8	3.8	3.1
Total	100.0%	100.0%	100.0%	100.0%

UNREALIZED INVESTMENT GAINS AND LOSSES

At June 30, 2013, unrealized investment gains before taxes for the consolidated investment portfolio totaled $2.056 billion and unrealized investment losses amounted to $69 million.

The unrealized investment gains at June 30, 2013, were due to a pretax net gain position in our fixed-maturity portfolio of $564 million and a net gain position in our equity portfolio of $1.423 billion. The net gain position in our fixed-maturity portfolio has grown in recent years due largely to a declining interest rate environment. During the second quarter of 2013, the portfolio's net gain position declined $282 million largely due to rising interest rates. The net gain position for our current fixed-maturity holdings will naturally decline over time as individual securities mature. In addition, changes in interest rates can cause rapid, significant changes in fair values of fixed-maturity securities and the net gain position, as discussed in Quantitative and Qualitative Disclosures about Market Risk. The three largest contributors to our equity portfolio net gain position were ExxonMobil, Chevron (NYSE:CVX) and The Procter & Gamble Company (NYSE:PG) common stocks, which had a combined net gain position of $283 million.

Unrealized Investment Losses

We expect the number of securities trading below amortized cost to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, amortized costs for some securities are revised through OTTI recognized in prior periods. At June 30, 2013, 449 of the 2,839 securities we owned had fair values below amortized cost, compared with 68 of the 2,784 securities we owned at year-end 2012. The 449 holdings with fair values below cost or amortized cost at June 30, 2013, represented 11.1 percent of fair value of our investment portfolio and $69 million in unrealized losses.

•
437 of the 449 holdings had fair values between 90 percent and 100 percent of amortized cost at June 30, 2013. Seven of these 437 holdings are equity securities that may be subject to OTTI charges taken through earnings should they not recover by the recovery dates we determined. The remaining 430 securities primarily consist of fixed-maturity securities whose current valuation is largely the result of interest rate factors. The fair value of these 437 securities was $1.397 billion, and they accounted for $66 million in unrealized losses.

•
12 of the 449 holdings had fair values between 70 percent and 90 percent of amortized cost at June 30, 2013. 11 of these are fixed-maturity securities that we believe will continue to pay interest and ultimately pay principal upon maturity. The issuers of these securities have strong cash flow to service their debt and meet their contractual obligation to make principal payments. The fair value of these 12 securities was $26 million, and they accounted for $3 million in unrealized losses.

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

•	No securities were trading below 70 percent of amortized cost at June 30, 2013.

The table below reviews fair values and unrealized losses by investment category and by the overall duration of the securities’ continuous unrealized loss position.

(In millions)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At June 30, 2013	value	losses	value	losses	value	losses
Fixed maturities:
States, municipalities and political subdivisions	$377	$18	$—	$—	$377	$18
Government-sponsored enterprises	185	13	—	—	185	13
Commercial mortgage-backed securities	51	3	—	—	51	3
Corporate securities	580	22	13	1	593	23
Subtotal	1,204	56	13	1	1,217	57
Equity securities:
Common equities	202	12	—	—	202	12
Preferred equities	4	—	—	—	4	—
Subtotal	206	12	—	—	206	12
Total	$1,410	$68	$13	$1	$1,423	$69
At December 31, 2012
Fixed maturities:
States, municipalities and political subdivisions	$53	$1	$—	$—	$53	$1
Government-sponsored enterprises	1	—	—	—	1	—
Corporate securities	58	1	17	1	75	2
Subtotal	112	2	17	1	129	3
Equity securities:
Common equities	107	9	—	—	107	9
Preferred equities	4	1	—	—	4	1
Subtotal	111	10	—	—	111	10
Total	$223	$12	$17	$1	$240	$13

At June 30, 2013, four fixed-maturity securities with a total unrealized loss of $1 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity securities had fair values below 70 percent of amortized cost; One fixed-maturity security with a fair value of less than $1 million had a fair value from 70 percent to less than 90 percent of amortized cost and accounted for less than $1 million in unrealized losses; and three fixed-maturity securities with a fair value of $13 million had fair values from 90 percent to less than 100 percent of amortized cost and accounted for $1 million in unrealized losses.

At June 30, 2013, no equity securities had been in an unrealized loss position for 12 months or more.

At June 30, 2013, applying our invested asset impairment policy, we determined that the $69 million in total unrealized losses in the table above were not other-than-temporarily impaired.

During the second quarter of 2013, no securities were written down through impairment charges, for a total of five during the six months ended June 30, 2013. OTTI resulted in pretax, noncash charges of none and $2 million for the three and six months ended June 30, 2013. During the same periods of 2012, we wrote down securities resulting in $14 million and $30 million in OTTI charges.

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

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

The following table summarizes the investment portfolio by severity of decline:

(In millions)
At June 30, 2013	Number of issues	Cost or amortized cost	Fair value	Gross unrealized gain/loss	Gross investment income
Taxable fixed maturities:
Fair valued below 70% of amortized cost	—	$—	$—	$—	$—
Fair valued at 70% to less than 100% of amortized cost	192	885	845	(40)	12
Fair valued at 100% and above of amortized cost	1,205	4,790	5,277	487	135
Securities sold in current year	—	—	—	—	4
Total	1,397	5,675	6,122	447	151
Tax-exempt fixed maturities:
Fair valued below 70% of amortized cost	—	—	—	—	—
Fair valued at 70% to less than 100% of amortized cost	249	389	372	(17)	4
Fair valued at 100% and above of amortized cost	1,098	2,364	2,498	134	50
Securities sold in current year	—	—	—	—	1
Total	1,347	2,753	2,870	117	55
Common equities:
Fair valued below 70% of cost	—	—	—	—	—
Fair valued at 70% to less than 100% of cost	6	214	202	(12)	2
Fair valued at 100% and above of cost	68	2,161	3,559	1,398	50
Securities sold in current year	—	—	—	—	1
Total	74	2,375	3,761	1,386	53
Preferred equities:
Fair valued below 70% of cost	—	—	—	—	—
Fair valued at 70% to less than 100% of cost	2	4	4	—	—
Fair valued at 100% and above of cost	19	73	110	37	3
Securities sold in current year	—	—	—	—	—
Total	21	77	114	37	3
Portfolio summary:
Fair valued below 70% of cost or amortized cost	—	—	—	—	—
Fair valued at 70% to less than 100% of cost or amortized cost	449	1,492	1,423	(69)	18
Fair valued at 100% and above of cost or amortized cost	2,390	9,388	11,444	2,056	238
Investment income on securities sold in current year	—	—	—	—	6
Total	2,839	$10,880	$12,867	$1,987	$262
At December 31, 2012
Portfolio summary:
Fair valued below 70% of cost or amortized cost	—	$—	$—	$—	$—
Fair valued at 70% to less than 100% of cost or amortized cost	68	253	240	(13)	8
Fair valued at 100% and above of cost or amortized cost	2,716	10,338	12,226	1,888	496
Investment income on securities sold in current year	—	—	—	—	31
Total	2,784	$10,591	$12,466	$1,875	$535

See our 2012 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Asset Impairment, Page 47.

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures – The company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)).

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company’s management, with the participation of the company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of June 30, 2013. Based upon that evaluation, the company’s chief executive officer and chief financial officer concluded that the design and operation of the company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure:

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

Changes in Internal Control over Financial Reporting – During the three months ended June 30, 2013, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any of our shares that were not registered under the Securities Act during the first six months of 2013. The board of directors has authorized share repurchases since 1996. Purchases are expected to be made generally through open market transactions. During the second quarter of 2013, we acquired 120,409 shares for $6 million from associates as consideration for options exercised. During the first six months of 2013 we acquired 320,522 shares for $15 million from associates as consideration for options exercised. The board gives management discretion to purchase shares at reasonable prices in light of circumstances at the time of purchase, subject to SEC regulations. On October 24, 2007, the board of directors expanded the existing repurchase authorization to approximately 13 million shares. We have 6,806,716 shares available for purchase under our programs at June 30, 2013.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1-30, 2013	30,274	48.17	30,274	6,896,851
May 1-31, 2013	82,600	49.27	82,600	6,814,251
June 1-30, 2013	7,535	46.55	7,535	6,806,716
Totals	120,409	48.82	120,409

Item 3.        Defaults Upon Senior Securities

We have not defaulted on any interest or principal payment, and no arrearage in the payment of dividends has occurred.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.        Other Information

None.

Item 6.        Exhibits

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

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

31A	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Executive Officer
31B	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Financial Officer
32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Cincinnati Financial Corporation Second-Quarter 2013 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINCINNATI FINANCIAL CORPORATION
Date: July 25, 2013

/S/ Eric N. Mathews
Eric N. Mathews, CPCU, AIAF
Vice President, Assistant Secretary and Assistant Treasurer
(Principal Accounting Officer)

Cincinnati Financial Corporation Second-Quarter 2013 10-Q