Form 10-K
period 2013-12-31
CINCINNATI FINANCIAL CORP
filed 2014-02-27
CIK 20286

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2013.

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

Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of voting stock held by nonaffiliates of the Registrant was $6,820,642,248 as of June 30, 2013.

As of February 21, 2014, there were 163,506,115 shares of common stock outstanding.

Document Incorporated by Reference

Portions of the definitive Proxy Statement for Cincinnati Financial Corporation’s Annual Meeting of Shareholders to be held on April 26, 2014, are incorporated by reference into Part III of this Form 10-K.

2013 ANNUAL REPORT ON FORM 10-K

Part I

ITEM 1.    Business

Cincinnati Financial Corporation - Introduction
We are an Ohio corporation formed in 1968. Our lead subsidiary, The Cincinnati Insurance Company, was founded in 1950. Our main business is property casualty insurance marketed through independent insurance agencies in 39 states. Our headquarters is in Fairfield, Ohio. At year-end 2013, we employed 4,163 associates, including 2,845 headquarters associates who provide support to 1,318 field associates.

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

Our filings with the U.S. Securities and Exchange Commission (SEC) are available, free of charge, on our website, cinfin.com/investors, as soon as possible after they have been filed with the SEC. These filings include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. In the following pages we reference various websites. These websites, including our own, are not incorporated by reference in this Annual Report on Form 10-K.

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

A select group of independent agencies in 39 states actively markets our property casualty insurance within their communities. At year-end 2013, standard market commercial lines and excess and surplus lines policies were marketed in all of those states, while personal lines policies were marketed in 30 of those states. Within our select group of agencies, we also seek to become the life insurance carrier of choice and to help agents and their clients – our policyholders – by offering leasing and financing services.

Three competitive advantages distinguish our company, positioning us to build shareholder value and to be successful overall:

•	Commitment to our professional independent insurance agencies and to their continued success

•	Financial strength that lets us be a consistent market for our agents’ business, supporting stability and confidence

•	Operating structure that supports local decision making, showcasing our claims excellence and allowing us to balance growth with underwriting discipline

The primary sources of our company’s net income are summarized below. We discuss the contribution to net income from each source in Item 7, Corporate Financial Highlights of Management’s Discussion and Analysis.

•
Underwriting profit (loss) - Includes revenues from earned premiums from insurance policies sold, reduced by losses and loss expenses from insurance coverages provided by those policies. Those revenues are further reduced by underwriting expenses from marketing policies or related administration of our insurance operation. The net result represents an underwriting profit when revenues exceed losses and expenses.

•
Investment income - Is generated primarily from investing premiums collected from insurance policies, until funds from cash or invested assets are needed to pay losses for insurance claims or other expenses. Interest income from bond investments or dividend income from stock investments are the main categories of our investment income.

•	Realized investment gains (losses) - Occur from appreciation or depreciation of invested assets over time. Gains or losses are generally recognized when invested assets are sold or become impaired.

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

For the most part, we compete with standard market insurance companies that market through independent insurance agents. Agencies marketing our commercial lines products typically represent six to 12 standard market insurance carriers for commercial lines products, including both national and regional carriers, most of which are mutual companies. Our agencies typically represent four to six standard personal lines carriers. We also compete with carriers that market personal lines products through captive agents and direct writers. Distribution through independent insurance agents or brokers represents nearly 60 percent of overall U.S. property casualty insurance premiums and approximately 80 percent of commercial property casualty insurance premiums, according to studies by the Independent Insurance Agents and Brokers of America.

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

In addition to providing standard market property casualty insurance products, we operate our own excess and surplus lines insurance brokerage firm and insurance carrier so that we can offer our excess and surplus lines products exclusively to the independent agencies who market our other property casualty insurance products. We also market life insurance products through the agencies that market our property casualty products and through other independent agencies that represent The Cincinnati Life Insurance Company without also representing our other subsidiaries. We help our agencies meet the broader needs of their clients and increase and diversify their revenues and profitability by offering insurance solutions beyond our standard market property casualty insurance products.

The excess and surplus lines market exists due to a regulatory distinction. Generally, excess and surplus lines insurance carriers provide insurance that is unavailable in the standard market due to market conditions or characteristics of the insured persons or organizations that are caused by nature, their claim history or the characteristics of their business. Insurers operating in the excess and surplus lines marketplace generally market business through excess and surplus lines insurance brokers, whether they are small specialty insurers or specialized divisions of larger insurance organizations. We established an excess and surplus lines operation in response to requests to help meet the needs of agency clients when insurance is unavailable in the standard market. By providing superior service, we can help our agencies grow while also profitably growing our property casualty business.

At year-end 2013, our 1,450 property casualty agency relationships were marketing our standard market insurance products from 1,823 reporting locations. An increasing number of agencies have multiple, separately identifiable locations, reflecting their growth and consolidation of ownership within the independent agency marketplace. The number of reporting agency locations indicates our agents’ regional scope and the extent of our presence within our 39 active states. At year-end 2012, our 1,408 agency relationships had 1,758 reporting locations. At year-end 2011, our 1,312 agency relationships had 1,648 reporting locations.

We made 96, 140 and 133 new agency appointments in 2013, 2012 and 2011, respectively. Of these new appointments, 59, 109 and 93, respectively, were new relationships. The remainder included new branch offices opened by existing Cincinnati agencies and appointment of agencies that merged with a Cincinnati agency. These new appointments and other changes in agency structures or appointment status led to a net increase in agency relationships of 42, 96 and 67 and a net increase in reporting agency locations of 65, 110 and 104 in 2013, 2012 and 2011, respectively.

On average, we have a 12.0 percent share of the standard lines property casualty insurance purchased through our reporting agency locations, according to data from agency surveys. Our share is 16.1 percent in reporting agency locations that have represented us for more than 10 years; 8.0 percent in agencies that have represented us for six to 10 years; 5.4 percent in agencies that have represented us for two to five years; and 1.8 percent in agencies that have represented us for one year or less.

Our largest single agency relationship accounted for approximately 0.8 percent of our total property casualty earned premiums in 2013. No aggregate locations under a single ownership structure accounted for more than 2.1 percent of our earned premiums in 2013.

Financial Strength
We believe that our financial strength and strong capital and surplus position, reflected in our insurer financial strength ratings, are clear, competitive advantages in the segments of the insurance marketplace that we serve. This strength supports the consistent, predictable performance that our policyholders, agents, associates and shareholders have always expected and received, helping us withstand significant challenges.

While the potential exists for short-term financial performance variability due to our exposures to potential catastrophes or significant capital market losses, the rating agencies consistently have asserted that we have built appropriate financial strength and flexibility to manage that variability. We remain committed to strategies that emphasize being a consistent, stable market for our agents’ business rather than seeking short-term benefits that might accrue by quick, opportunistic reaction to changes in market conditions.

We use various principles and practices such as diversification and enterprise risk management to maintain strong capital. For example, we maintain a diversified investment portfolio by reviewing and applying diversification parameters and tolerances.

•
Our $9.121 billion fixed-maturity portfolio is diversified and exceeds total insurance reserves. The portfolio had an average rating of A2/A, and its fair value exceeded total insurance reserve liabilities by approximately 35 percent at December 31, 2013. No corporate bond exposure accounted for more than 0.7 percent of our fixed-maturity portfolio, and no municipal exposure accounted for more than 0.3 percent.

•
The strength of our fixed-maturity portfolio provides an opportunity to invest for potential capital appreciation by purchasing equity securities. Our $4.375 billion equity portfolio minimizes concentrations in single stocks or industries. At December 31, 2013, no single security accounted for more than 3.2 percent of our portfolio of publicly traded common stocks, and no single sector accounted for more than 18.7 percent.

Strong liquidity increases our flexibility through all periods to maintain our cash dividend and to continue to invest in and expand our insurance operations. At December 31, 2013, we held $1.564 billion of our cash and invested assets at the parent company level, of which $1.363 billion, or 87.1 percent, was invested in common stocks, and $91 million, or 5.8 percent, was cash and cash equivalents.

We minimize reliance on debt as a source of capital, maintaining the ratio of debt-to-total-capital below 20 percent. At December 31, 2013, this ratio at 12.8 percent was well below the target limit as capital remained strong while debt levels did not change from year-end 2012. Long-term debt at year-end 2013 totaled $790 million and our short-term debt was $104 million. The long-term debt consists of three nonconvertible, noncallable debentures, two due in 2028 and one in 2034. Ratings for our long-term debt are discussed in Item 7, Liquidity and Capital Resources, Additional Sources of Liquidity.

At year-end 2013 and 2012, risk-based capital (RBC) for our standard market property casualty insurance, excess and surplus lines insurance and life insurance subsidiaries was strong, far exceeding regulatory requirements.

•
We ended 2013 with a 0.9-to-1 ratio of property casualty premiums to surplus, a key measure of property casualty insurance company capacity and security. A lower ratio indicates more security for policyholders and greater capacity for growth by an insurer. We believe our ratio provides ample flexibility to diversify risk by expanding our operations into new geographies and product areas. The estimated industry average ratio was 0.7-to-1 at year-end 2013.

•
We ended 2013 with a 9.5 percent ratio of life statutory adjusted risk-based surplus to liabilities, a key measure of life insurance company capital strength. The estimated industry average ratio was 11.8 percent at year-end 2013. A higher ratio indicates an insurer’s stronger security for policyholders and capacity to support business growth.

(Dollars in millions) Statutory Information	At December 31,
	2013	2012
Standard market property casualty insurance subsidiary
Statutory capital and surplus	$4,326	$3,914
Risk-based capital (RBC)	4,343	3,928
Authorized control level risk-based capital	534	487
Ratio of risk-based capital to authorized control level risk-based capital	8.1	8.1
Written premium to surplus ratio	0.9	0.9
Life insurance subsidiary
Statutory capital and surplus	$247	$276
Risk-based capital (RBC)	264	290
Authorized control level risk-based capital	31	29
Ratio of risk-based capital to authorized control level risk-based capital	8.1	10.1
Total liabilities excluding separate account business	2,807	2,626
Life statutory risk-based adjusted surplus to liabilities ratio	9.5	11.1
Excess and surplus lines insurance subsidiary
Statutory capital and surplus	$228	$199
Risk-based capital (RBC)	228	199
Authorized control level risk-based capital	25	20
Ratio of risk-based capital to authorized control level risk-based capital	9.2	10.2
Written premium to surplus ratio	0.6	0.5

The consolidated property casualty insurance group’s ratio of investments in common stock to statutory capital and surplus was 65.7 percent at year-end 2013 compared with 58.1 percent at year-end 2012.

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

All of our insurance subsidiaries continue to be highly rated. During 2013, each of the four ratings firms affirmed our insurance financial strength ratings. Three of the four continued their stable outlook on the ratings and one revised its outlook to stable from negative.

As of February 25, 2014, our insurance financial strength ratings were:

Insurer Financial Strength Ratings
Rating agency	Standard market property casualty insurance subsidiary			Life insurance subsidiary			Excess and surplus lines insurance subsidiary			Date of most recent affirmation or action
			Rating Tier			Rating Tier			Rating Tier
A. M. Best Co.	A+	Superior	2 of 16	A	Excellent	3 of 16	A	Excellent	3 of 16	Stable outlook (12/19/13)
Fitch Ratings	A+	Strong	5 of 21	A+	Strong	5 of 21	-	-	-	Stable outlook (11/12/13)
Moody's Investors Service	A1	Good	5 of 21	-	-	-	-	-	-	Stable outlook (4/30/13)
Standard & Poor's Ratings Services	A	Strong	6 of 21	A	Strong	6 of 21	-	-	-	Stable outlook (6/24/13)

On December 19, 2013, A.M. Best affirmed our financial strength ratings that it had assigned in December 2008, continuing its stable outlook. A.M. Best cited our superior risk-adjusted capitalization, conservative loss reserving standards and increasing application of predictive analytic modeling tools along with our historically strong operating performance that improved in 2012 and 2013. Concerns noted included geographic concentration and weakened underwriting results for the five-year period 2008-2012, primarily due to significant catastrophe-related losses. A.M. Best acknowledged the strong franchise value of our insurance subsidiaries and the financial flexibility of the holding company.

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

On May 1, 2013 and on November 12, 2013, Fitch Ratings affirmed our ratings that it had assigned in August 2009, continuing its stable outlook. Fitch noted that ratings strengths include conservative capitalization, our sizeable holding company cash and marketable securities position and a moderate financial leverage ratio. Fitch noted our reserve adequacy and benefits from our implementation of underwriting and pricing actions. Fitch said its rating could be unfavorably affected by a combined ratio exceeding 105 percent on a sustained basis or by deterioration in current balance sheet strengths.

On April 30, 2013, Moody’s Investors Service affirmed our insurance financial strength ratings that it had assigned in September 2008, revising its outlook to stable from negative. Moody’s reported that its rating is based on our entrenched regional franchise from our strong relationships with agents, our focus on small and middle-market commercial lines risks and our good risk-adjusted capital position. Moody’ said other strengths include consistent reserve strength with strong financial flexibility and substantial holding company liquidity. Moody’s added that our strengths are tempered by factors such as exposure to Midwest weather-related catastrophes, potential investment volatility due to a sizeable position in common equities relative to peers and competition from well-capitalized nationwide commercial lines carriers.

Our debt ratings are discussed in Item 7, Liquidity and Capital Resources, Additional Sources of Liquidity.

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

In our 10 highest volume states for consolidated property casualty premiums, 1,067 reporting agency locations wrote 63.8 percent of our 2013 consolidated property casualty earned premium volume compared with 1,039 locations and 65.4 percent in 2012. We continue efforts to geographically diversify our property casualty risks.

Consolidated Property Casualty Insurance Earned Premiums by State

(Dollars in millions)	Earned premiums	% of total earned	Agency locations	Average premium per location
Year ended December 31, 2013
Ohio	$685	18.5%	242	$2.8
Illinois	277	7.4	128	2.2
Indiana	248	6.7	112	2.2
Pennsylvania	209	5.6	94	2.2
Georgia	189	5.1	92	2.1
North Carolina	180	4.8	94	1.9
Michigan	179	4.8	139	1.3
Tennessee	138	3.7	58	2.4
Virginia	138	3.7	64	2.2
Kentucky	131	3.5	44	3.0

Field Focus
We rely on our force of 1,318 field associates to provide service and be accountable to our agencies for decisions we make at the local level. These associates live in the communities our agents serve, working from offices in their homes and providing 24/7 availability to our agents. Headquarters associates support agencies and field associates with underwriting, accounting, technology assistance, training and other services. Company executives and headquarters associates regularly travel to visit agencies, strengthening the personal relationships we have with these organizations. Agents have opportunities for direct, personal conversations with our senior management team, and headquarters associates have opportunities to refresh their knowledge of marketplace conditions and field activities.

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

We also are responsive to agent needs for well-designed property casualty products. Our commercial lines products are structured to allow flexible combinations of property and liability coverages in a single package with a single expiration date and several payment options. This approach brings policyholders convenience, discounts and a reduced risk of coverage gaps or disputes. At the same time, it increases account retention and saves time and expense for the agency and our company.

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

Our 778 locally based field claims associates work from their homes, assigned to specific agencies. They respond personally to policyholders and claimants, typically within 24 hours of receiving an agency’s claim report. We believe we have a competitive advantage because of the person-to-person approach and the resulting high level of service that our field claims representatives provide. We also help our agencies provide prompt service to policyholders by giving agencies authority to immediately pay most first-party claims under standard market policies up to $2,500. We believe this same local approach to handling claims is a competitive advantage for our agents providing excess and surplus lines coverage in their communities. Handling of these claims includes guidance from headquarters-based excess and surplus lines claims managers.

Our property casualty claims operation uses CMS, our claims management system, to streamline processes and achieve operational efficiencies. CMS allows field and headquarters claims associates to collaborate on reported claims through a virtual claim file. Our field claims representatives use tablet computers to view and enter information into CMS from any location, including a policyholder’s home or an agent’s office, and to print claim checks using portable printers. Agencies also can access selected CMS information such as activity notes on open claims.

Catastrophe response teams are comprised of volunteers from our experienced field claims staff who have the authority they need to do their jobs. In times of widespread loss, our field claims representatives confidently and quickly resolve claims, often writing checks on the same day they inspect the loss. CMS introduced new efficiencies that are especially evident during catastrophes. Electronic claim files allow for fast initial contact with policyholders and easy sharing of information and data by rotating storm teams, headquarters staff and local field claims representatives. When hurricanes or other weather events are predicted, we can identify through mapping technologies the expected number of our policyholders that may be impacted by the event and choose to have catastrophe response team members travel to strategic locations near the expected impact area. They are then in position to quickly get to the affected area, set up temporary offices and start calling on policyholders.

Our claims associates work to control costs where appropriate. They use vendor resources that provide negotiated pricing to our policyholders and claimants. Our field claims representatives also are educated continuously on new techniques and repair trends for vehicles. They can leverage their local knowledge and experience with area body shops, which helps them negotiate the right price with any facility the policyholder chooses.

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

Insurance Products
We actively market property casualty insurance in 39 states through a select group of independent insurance agencies. For most agencies that represent us, we believe we offer insurance solutions for approximately 75 percent of the typical insurable risks of their clients. Our standard market commercial lines products and our excess and surplus lines are marketed in all 39 states while our standard market personal lines products are marketed in 30. We offer insurance coverage that includes business property and liability, automobile and homeowner as well as umbrella liability. We discuss our commercial lines, personal lines and excess and surplus lines insurance operations and products in Commercial Lines Property Casualty Insurance Segment, Personal Lines Property Casualty Insurance Segment, and Excess and Surplus Lines Property Casualty Insurance Segment.

The Cincinnati Specialty Underwriters Insurance Company began excess and surplus lines insurance operations in January 2008. We structured this operation to exclusively serve the needs of the independent agencies that currently market our standard market insurance policies. When all or a portion of a current or potential client’s insurance program requires excess and surplus lines coverages, those agencies can write the whole account with Cincinnati, gaining benefits not often found in the broader excess and surplus lines market. Agencies have access to The Cincinnati Specialty Underwriters Insurance Company’s product line through CSU Producer Resources, the wholly owned insurance brokerage subsidiary of Cincinnati Financial Corporation.

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

Our property casualty agencies make up the main distribution system for our life insurance products. To help build scale, we also develop life insurance business from other independent life insurance agencies in geographic markets underserved through our property casualty agencies. We are careful to solicit business from these other agencies in a manner that does not compete with the life insurance marketing and sales efforts of our property casualty agencies. Our life insurance operation emphasizes up-to-date products, responsive underwriting, high-quality service and competitive pricing.

Other Services to Agencies
We complement our insurance operations by providing products and services that help attract and retain high-quality independent insurance agencies. When we appoint agencies, we look for organizations with knowledgeable, professional staffs. In turn, we make an exceptionally strong commitment to assist them in keeping their knowledge up to date and educating new people they bring on board as they grow. Numerous activities fulfill this commitment at our headquarters, online and in regional and agency locations.

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

We’re studying opportunities to begin developing our consumer brand. Our goal is to support agents with tools and resources that help communicate the value of a Cincinnati policy to their clients and prospective clients. As part of that study, we began a small consumer advertising campaign in 2013 and will expand that effort to additional markets in 2014. During 2013, we initiated a social media presence, focusing on providing content that agents can share on their own sites.

Strategic Initiatives
Management has identified strategies that can position us for long-term success. The board of directors and management expect execution of our strategic plan to create significant value for shareholders over time. We broadly group these strategies into two areas of focus – improving insurance profitability and driving premium growth – correlating with important ways we measure progress toward our long-term financial objectives. A primary profitability long-term target is to produce a GAAP combined ratio over any five-year period that consistently averages within the range of 95 percent to 100 percent. A primary premium growth long-term target is to profitably grow to reach $5 billion of property casualty and life insurance annual direct written premiums by the end of 2015.

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
Our strategies seek to position us to compete successfully in the markets we have targeted while optimizing the balance of risk and returns. We believe successful implementation of key initiatives that support our strategies will help us better serve our agent customers, reduce volatility in our financial results and achieve our long-term objectives despite shorter-term effects of difficult economic, market or pricing cycles. We describe our expectations for the results of these initiatives in Item 7, Executive Summary of Management’s Discussion and Analysis.

Improve Insurance Profitability
Implementation of the initiatives described below is intended to enhance underwriting expertise and knowledge for our property casualty business, improving our ability to manage our business while also providing greater efficiency. By improving our capabilities to determine individual insurance policy pricing with better alignment to risk attributes, we can increase our effectiveness in managing profit margins. By improving internal processes and further developing performance metrics, we can continue improving efficiency and effectiveness. These initiatives also support the ability of the agencies that represent us to grow profitably by allowing them to more efficiently serve clients and manage expenses. Important initiatives for 2014 to improve insurance profitability include:

•
Enhance underwriting expertise and knowledge – We continue to increase our use of information and develop our skills for better underwriting performance, focusing on areas that will benefit most from additional effort. We also continue to expand our pricing capabilities by using predictive analytics, expecting cumulative benefits of these efforts to improve loss ratios over time. Expanded capabilities include streamlining and optimizing data to increase accuracy, timeliness and ease of use. Development of additional business data to support more accurate underwriting, more granular pricing and other business decision-making also continues through a multi-year, phased project. Project deliverables include enhancing our data management program in phases, including further developing the data warehouse used in our insurance operations.

Initiatives for 2014 include expanding pricing precision with ongoing enhancement of analytics and predictive modeling tools. These tools better align individual insurance policy pricing to risk attributes. We continue to further integrate such tools with policy administration systems to help our underwriting associates better target profitability and discuss pricing impacts with agency personnel. Use of enhanced pricing precision tools and techniques with our existing policies as they renew should strengthen loss ratios over time, allowing us to ensure we are competitive on the most desirable business and able to adapt more rapidly to changes in market conditions.
During 2014, we plan to introduce, in select states, predictive modeling for dwelling fire policies and a by-peril rating plan for homeowners. By-peril rating for homeowner policies is expected to improve pricing precision by separately pricing for the risk of losses from distinct perils, such as wind versus fire.
Work continues in 2014 on initiatives to more profitably underwrite property coverages, including more staff specialization, more inspections of insured property to provide enhanced underwriting knowledge and greater use of deductibles or other policy terms and conditions as policies renew. We will inspect or conduct loss control activities at a significant number of commercial properties and homes across several states, allowing us to emphasize roof conditions or other policy underwriting attributes in our pricing and risk selection processes. During the period 2013-2015, we plan to complete inspections for approximately 300,000 homes or business properties, including roughly 130,000 in 2014. We will also increase our use of higher minimum loss deductible amounts for homeowner policies and per-building deductibles for commercial risks, along with more use of wind and hail deductibles in areas subject to severe convective storm activity. We expect these actions, along with others such as more use of actual cash value coverage for older roofs, to improve underwriting profitability over time for our property-related lines of business.
Similar initiatives will continue to advance profitable underwriting of our commercial auto line of business. They include an ongoing focus on pricing precision, such as classification of insured commercial autos and improvements in the collection and use of commercial vehicle identification numbers.

•
Improve internal processes - Improved processes support our strategic goals, reducing internal costs and allowing us to focus more resources on providing agency services. Important process upgrades include continuing to streamline processing between company and agency management systems for more policies. This allows for processing of qualified personal lines or small commercial lines business without intervention by an underwriter or for routing of complex work items to the most appropriate associate for optimal service. This form of streamlined processing is already used on small accounts for our major commercial lines of business. In 2014, we plan to expand it to additional states for personal lines policies that qualify. Audits of policies processed without an underwriter continue to indicate that the streamlined processing is underwriting and issuing policies as intended.
We also plan to enhance policy processing by migrating additional types of coverages to our e-CLAS® CPP commercial lines policy administration system. Those coverages include workers’ compensation, management liability products and selected target market programs. We will offer enhanced policy billing or payment options in 2014 for both our standard market policies and our excess and surplus lines policies. Improved workflow tools should increase our efficiency, providing additional operational reporting metrics and making it easier for agencies to do business with us.
We measure the overall success of our strategy to improve insurance profitability primarily through our GAAP combined ratio for property casualty results, which we believe can consistently average within the range of 95 percent to 100 percent for any five-year period. We also compare our statutory combined ratio to the industry average to gauge our progress.

We expect these initiatives to contribute to our position as the No. 1 or No. 2 carrier based on premium volume in agencies that have represented us for at least five years. We again hit that mark in nearly 75 percent of such agencies based on 2012 premiums. We are working to increase the percentage of agencies where we achieve that rank.

Drive Premium Growth
Implementation of the operational initiatives below is intended to further penetrate each market we serve through our independent agencies. We expect strategies aimed at specific market opportunities, along with service enhancements, to encourage our agents to grow and to increase our share of their business. Our strategy includes evaluating demographics, historical profitability trends and historical catastrophe trends to estimate premium growth from existing agencies and to make careful projections about the number of additional agencies needed to achieve premium targets. Our focus remains on the key components of agent satisfaction based on factors that agents tell us are most important. Significant 2014 initiatives to drive premium growth include:

•
Expansion of our marketing and service capabilities - We continue to enhance our generalist approach to allow our appointed agencies to better compete in the marketplace by providing services an agent’s clients want and need. During 2014, we will continue to develop and coordinate targeted marketing, including cross-selling opportunities, through our Target Markets department. This area focuses on commercial product development, including identification of and promotional support for promising classes of business. We offered 18 target market programs to our agencies at the end of 2013. In 2014, we will work on developing two new programs, in addition to expanding product offerings within various programs. Our enhanced policy administration platforms will allow us to implement these new target market programs after 2014.

We plan to offer our customer care center for small commercial business policies, currently in pilot, to additional agencies in 2014. Our services include various policy administration functions routinely provided by agencies, allowing agency personnel to focus more on marketing efforts and on providing additional service to their clients as needed. We will also continue to add field marketing representatives where needed for additional agency support in targeted areas, including some specializing in personal lines or excess and surplus lines. Associates in our life insurance segment plan to increase opportunities for agencies to cross-sell to their clients by providing updated market sensitive products and services.

•
New agency appointments - We continue to appoint new agencies to develop additional points of distribution, focusing on areas where our property casualty insurance market share is less than 1 percent while also considering economic and catastrophe risk factors. In 2014, we are planning approximately 100 appointments of independent agencies that write in aggregate $1 billion or more in property casualty business annually with various insurance carriers. We generally appoint those agencies in order to have them represent us to sell life insurance, as well as our property casualty insurance, to their clients. We plan to appoint approximately 50 additional independent life agencies to offer only our life insurance products and service. Our excess and surplus lines marketing will focus on selected areas and seek to increase penetration with recently appointed agencies.

We seek to build a close, long-term relationship with each agency we appoint. The contribution of new agencies to our property casualty premium growth should occur over several years, as time is required to fully realize the benefits of our agency relationships. We generally earn a 10 percent share of an agency’s business within 10 years of its appointment. We also help our agents grow their business by attracting more clients in their communities through unique Cincinnati-style service. We carefully evaluate the marketing reach of each new appointment to ensure the territory can support both current and new agencies. In counting new agency appointments, we include appointment of new agency relationships with property casualty insurance group subsidiaries of The Cincinnati Insurance Companies. For those that we believe will produce a meaningful amount of new business premiums, we also count appointments of agencies that merge with an existing Cincinnati agency and new branch offices opened by current Cincinnati agencies. We made 96, 140 and 133 new appointments in 2013, 2012 and 2011, respectively, with 59, 109 and 93 representing new relationships.

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

We evaluate results for our consolidated property casualty operations, which is the total of our commercial lines, personal lines and excess and surplus lines results.

Revenues, income before income taxes and identifiable assets for each segment are shown in a table in Item 8, Note 18 of the Consolidated Financial Statements. Some of that information is discussed in this section of this report, where we explain the business operations of each segment. The financial performance of each segment is discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Commercial Lines Property Casualty Insurance Segment
In 2013, the commercial lines property casualty insurance segment contributed net earned premiums of $2.636 billion, representing 58.2 percent of consolidated total revenues. This segment reported profit before income taxes of $186 million. Commercial lines net earned premiums rose 11 percent in 2013, 8 percent in 2012 and 2 percent in 2011.

Approximately 95 percent of our commercial lines premiums are written to provide accounts with coverages from more than one of our business lines. As a result, we believe that our commercial lines business is best measured and evaluated on a segment basis. However, we provide line of business data to summarize growth and profitability trends separately for our business lines. The seven commercial business lines are:

•
Commercial casualty – Provides coverage to businesses against third-party liability from accidents occurring on their premises or arising out of their operations, including liability coverage for injuries sustained from products sold as well as coverage for professional services, such as dentistry. Specialized casualty policies may include liability coverage for excess insurance and umbrella liability, including personal umbrella liability written as an endorsement to commercial umbrella coverages, and employment practices liability (EPLI), which protects businesses against claims by employees that their legal rights as employees of the company have been violated, and against other acts or failures to act under specified circumstances. The commercial casualty business line includes liability coverage written as part of commercial package policies.

•
Commercial property – Provides coverage for loss or damage to buildings, inventory and equipment caused by covered causes of loss such as fire, wind, hail, water, theft and vandalism, as well as business interruption resulting from a covered loss. Commercial property also includes crime insurance, which provides coverage for losses such as embezzlement or misappropriation of funds by an employee, among others; and inland marine insurance, which provides coverage for builder’s risk, cargo, electronic data processing equipment and a variety of mobile equipment, such as contractor’s equipment. Various property coverages can be written as stand-alone policies or can be added to a commercial package policy.

•
Commercial auto – Protects businesses against liability to others for both bodily injury and property damage, medical payments to insureds and occupants of their vehicles, physical damage to an insured’s own vehicle from collision and various other perils, and damages caused by uninsured motorists.

•
Workers’ compensation – Covers employers for specified benefits payable under state or federal law for workplace injuries to employees. We write workers’ compensation coverage in all of our active states except North Dakota, Ohio, Washington and Wyoming, where coverage is provided solely by the state instead of by private insurers.

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

•	Management liability and surety (formerly surety and executive risk) – This business line includes:

◦
Director and officer (D&O) liability insurance, which covers liability for actual or alleged errors in judgment, breaches of duty or other wrongful acts related to activities of for-profit or nonprofit organizations. Approximately 80 percent of our D&O policies and 47 percent of the D&O premium volume in force for 2013 were for nonprofit entities. Our director and officer liability policy can optionally include EPLI coverage, trustee and fiduciary coverage and Internet liability services coverage.

◦	Contract and commercial surety bonds, which guarantee a payment or reimbursement for financial losses resulting from dishonesty, failure to perform and other acts.

◦	Fidelity bonds, which cover losses that policyholders incur as a result of fraudulent acts by specified individuals or dishonest acts by employees.

•
Machinery and equipment – Specialized coverage provides protection for loss or damage to boilers and machinery, including production and computer equipment and business interruption, due to sudden and accidental mechanical breakdown, steam explosion or artificially generated electrical current.

Our emphasis is on products that agents can market to small to midsized businesses in their communities. Of our 1,823 reporting agency locations, 17 market only our management liability and surety products and 30 market only our personal lines products. The remaining 1,776 locations, located in all states in which we actively market, offer some or all of our standard market commercial insurance products.

In 2013, our 10 highest volume commercial lines states generated 61.1 percent of our earned premiums compared with 62.3 percent in 2012 and 63.3 percent in 2011 as we continued efforts to geographically diversify our property casualty risks. Earned premiums in the 10 highest volume states increased 8 percent in 2013 and increased 14 percent in the remaining 29 states. The number of reporting agency locations in our 10 highest volume states increased to 1,064 in 2013 from 1,035 in 2012.

Commercial Lines Earned Premiums by State

(Dollars in millions)	Earned premiums	% of total earned	Agency locations	Average premium per location
Year ended December 31, 2013
Ohio	$395	15.0%	241	$1.6
Illinois	203	7.7	128	1.6
Pennsylvania	181	6.9	94	1.9
Indiana	163	6.2	110	1.5
North Carolina	129	4.9	92	1.4
Michigan	120	4.5	136	0.9
Virginia	111	4.2	64	1.7
Georgia	104	4.0	87	1.2
Wisconsin	103	3.9	54	1.9
Tennessee	100	3.8	58	1.7

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

Commercial lines policy renewals are managed by headquarters underwriters who are assigned to specific agencies and consult with local field staff as needed. As part of our team approach, headquarters underwriters also help oversee agency growth and profitability. They are responsible for formal issuance of all new business and renewal policies as well as policy endorsements. Further, the headquarters underwriters provide day-to-day customer service to agencies and our field marketing representatives by offering product training, answering underwriting questions, helping to determine underwriting eligibility and assisting with the mechanics of premium determination.

Our emphasis on small to midsized businesses is reflected in the mix of our commercial lines premium volume by policy size. Approximately 80 percent of our commercial in-force policies have annual premiums of $10,000 or less, accounting in total for approximately one-quarter of our 2013 commercial lines premium volume. The remainder of policies have annual premiums greater than $10,000, including in-force policies with annual premiums greater than $100,000 that account for slightly more than 15 percent of our 2013 commercial lines premium volume.

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

Although we offer three-year policy terms, premiums for some coverages within those policies are adjustable at anniversary for the next annual period, and policies may be canceled at any time at the discretion of the policyholder. Contract terms often provide that rates for property, general liability, inland marine and crime coverages, as well as policy terms and conditions, are fixed for the term of the policy. However, the exposure we insure is reviewed annually, near the policy anniversary date, and the amount of premiums may be adjusted based on changes to that exposure.

The general liability exposure basis may be audited annually. Commercial auto, workers’ compensation, professional liability and most umbrella liability coverages within multi-year packages are rated at each of the policy's annual anniversaries for the next one-year period. The annual pricing could incorporate rate changes approved by state insurance regulatory authorities between the date the policy was written and its annual anniversary date, as well as changes in risk exposures and premium credits or debits relating to loss experience and other underwriting judgment factors. We estimate that approximately 75 percent of 2013 commercial premiums were subject to annual rating or were written on a one-year policy term.

We believe our commercial lines segment premiums reflect a higher concentration, relative to industry commercial lines premiums, in contractor-related businesses. Since economic activity related to construction, which can heavily influence insured exposures of contractors, may experience cycles that vary significantly with the economy as a whole, our commercial lines premium trends could vary from commercial lines premium trends for the property casualty insurance industry. In 2013, we estimated that policyholders with a contractor-related Insurance Services Office (ISO) general liability code accounted for approximately 35 percent of our general liability premiums, which are included in the commercial casualty line of business, and that policyholders with a contractor-related National Council on Compensation Insurance Inc. (NCCI) workers’ compensation code accounted for approximately 48 percent of our workers’ compensation premiums.

Understanding evolving market conditions is a critical function for our success, accomplished in both an informal commentary and a formal manner. Informally, our field marketing representatives, underwriters and Target Markets department associates routinely receive market intelligence from a variety of channels, including from the agencies with which they work. This market information helps identify the top competitors by line of business or specialty program and also identifies our market strengths and weaknesses. The information obtained encompasses pricing, breadth of coverage and underwriting/eligibility issues.

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

We support our commercial lines operations with a variety of technology tools. e-CLAS CPP for commercial package and auto coverages now has rolled out to all of our appointed agencies in 36 states. It is being developed for additional coverages and remaining states that will be deployed over time. Since the initial deployment of e-CLAS in late 2009, more than 80 percent of our non-workers’ compensation commercial lines policies in force at the end of 2013 have been processed through e-CLAS. In addition to increasing efficiency for our associates, the system allows our agencies options to quote and produce commercial package policies in paper or electronic format from their offices and to bill policies through their agencies or through us. These features increase their ease of doing business with us. The e-CLAS platform also makes use of our real-time agency interface, CinciBridge®, which allows the automated movement of key underwriting data from an agency’s management system to e-CLAS. This reduces agents’ data entry tasks and allows seamless quoting, rating and issuance capability.

Personal Lines Property Casualty Insurance Segment
The personal lines property casualty insurance segment contributed net earned premiums of $961 million to consolidated total revenues, or 21.2 percent of the total, and reported profit before income taxes of $33 million in 2013. Personal lines net earned premiums rose 11 percent in 2013, 14 percent in 2012 and 6 percent in 2011.

We prefer to write personal lines coverage in accounts that include both auto and homeowner coverages as well as coverages that are part of our other personal business line. At the end of 2013, for example, 80 percent of our homeowner policies were accompanied by a personal auto policy in the same account. As a result of our account-based approach, we believe that our personal lines business is best measured and evaluated on a segment basis. However, we provide line of business data to summarize growth and profitability trends separately for three business lines:

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

At year-end, we marketed personal lines insurance products through 1,361 or approximately 75 percent of our 1,823 reporting agency locations. The 1,361 personal lines agency locations are in 30 of the 39 states in which we offer standard market commercial lines insurance. We continue to evaluate opportunities to expand our marketing of personal lines to other states. Primary factors considered in the evaluation of a potential new state include weather-related catastrophe history and the legal climate.

Based on a decision made in late 2013, we will begin the process of nonrenewing personal lines policies written by our agencies located in the state of Florida. These non-renewals will affect homeowner and dwelling fire policies with effective dates starting in June of 2014 and will continue until all of those policies are nonrenewed. Nonrenewing the other polices written by our agencies located in Florida generally will commence in the second half of 2015. This decision was due to ongoing concerns that our total insured exposures in Florida did not align with our risk management objectives. In recent years, we had reduced our new business activity in Florida. In 2013, our property casualty net earned premiums from Florida agencies were 1.3 percent of total net earned premiums. We continue to market commercial lines insurance products in Florida, including commercial property coverages, and plan to continue investing in technology and product enhancements to support that market.

In 2013, our 10 highest volume personal lines states generated 79.6 percent of our earned premiums compared with 80.6 percent in 2012 and 80.7 percent in 2011. Earned premiums in the four highest volume states increased 6 percent in 2013 while increasing 17 percent in the remaining states, reflecting progress toward our long-term objective of geographic diversification through new states for our personal lines operation. The number of reporting agency locations in our 10 highest volume states increased 3 percent to 874 in 2013 from 847 in 2012.

Personal Lines Earned Premiums by State

(Dollars in millions)	Earned premiums	% of total earned	Agency locations	Average premium per location
Year ended December 31, 2013
Ohio	$278	29.0%	215	$1.3
Georgia	77	8.0	82	0.9
Indiana	75	7.8	91	0.8
Illinois	67	6.9	97	0.7
Michigan	54	5.6	120	0.5
Alabama	52	5.4	43	1.2
Kentucky	49	5.1	37	1.3
North Carolina	46	4.8	83	0.6
Tennessee	35	3.7	51	0.7
Minnesota	32	3.3	55	0.6

New and renewal personal lines business reflects our risk-specific underwriting philosophy. Each agency selects personal lines business primarily from within the geographic territory that it serves, based on the agent’s knowledge of the risks in those communities or familiarity with the policyholder. Personal lines activities are supported by headquarters associates assigned to individual agencies. At year-end 2013, we had 10 full-time personal lines field marketing representatives who have underwriting authority and visit agencies on a regular basis. They focus primarily on key states targeted for growth, reinforcing the advantages of our personal lines products and offering training in the use of our processing system.

All of our personal lines policies are written for a one-year term. Competitive advantages of our personal lines operation include broad coverage forms, flexible underwriting, superior claims service and endorsements allowing customization of coverage for both personal auto and homeowner policies. Our personal lines products are processed through Diamond, our Web-based, real-time personal lines policy processing system that supports streamlined processing. Diamond incorporates features frequently requested by our agencies such as prefilling of selected data for improved efficiency, easy-to-use screens, local and headquarters policy printing options, data transfer to and from popular agency management systems and real-time integration with third-party data such as insurance scores, motor vehicle reports and address verification.

Excess and Surplus Lines Property Casualty Insurance Segment
The excess and surplus lines property casualty segment contributed net earned premiums of $116 million to consolidated total revenues, or 2.6 percent of the total, and reported profit before income taxes of $14 million in 2013, its sixth year of operation. Excess and surplus lines net earned premium increased 25 percent in 2013, 33 percent in 2012 and 43 percent in 2011.

Our excess and surplus lines policies typically cover business risks with unique characteristics, such as the nature of the business or its claim history, that are difficult to profitably insure in the standard commercial lines market. Excess and surplus lines insurers have more flexibility in coverage terms and rates compared with standard lines companies, generally resulting in policies with higher rates and terms and conditions customized for specific risks, including restricted coverage where appropriate. We target small to midsized risks, seeking to avoid those we consider exotic in nature. Our average excess and surplus lines policy size is approximately $6,000 in annual premiums, and policyholders in many cases also have standard market insurance with one of our other subsidiaries. All of our excess and surplus lines policies are written for a maximum term of one year. Approximately 85 percent of our 2013 premium volume for the excess and surplus lines segment provided commercial casualty coverages and about 15 percent provided commercial property coverages. Those coverages are described below.

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

•
Commercial property – Insures buildings, inventory, equipment and business income from loss or damage due to causes such as fire, wind, hail, water, theft and vandalism. Examples of property we commonly insure with excess and surplus lines policies include temporarily vacant buildings, restaurants and relatively higher-hazard manufacturing classes.

At the end of 2013, we marketed excess and surplus lines insurance products in each of the 39 states in which we offer standard market commercial lines insurance. Offering excess and surplus lines helps agencies representing The Cincinnati Insurance Companies meet the insurance needs of their clients when coverage is unavailable in the standard market. By providing outstanding service, we can help agencies grow and prosper while also profitably growing our property casualty business.

In 2013, our 10 highest volume excess and surplus lines states generated 61.9 percent of our earned premiums compared with 62.2 percent in 2012 and 62.8 percent in 2011.

Excess and Surplus Lines Earned Premiums by State

(Dollars in millions)	Earned premiums	% of total earned
Year ended December 31, 2013
Ohio	$12	10.6%
Indiana	10	8.8
Texas	10	8.3
Georgia	8	7.0
Illinois	7	5.8
Missouri	6	4.8
Michigan	5	4.6
Alabama	5	4.3
North Carolina	5	3.9
Kentucky	4	3.8

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

Agencies have access to Cincinnati Specialty Underwriters' product line through CSU Producer Resources, the wholly owned insurance brokerage subsidiary of Cincinnati Financial Corporation. CSU Producer Resources has binding authority on all classes of business written through Cincinnati Specialty Underwriters and maintains appropriate agent and surplus lines licenses to process nonadmitted business.

We seek to earn a share of each agency’s best excess and surplus lines accounts by offering several unique benefits. Agency producers have direct access through CSU Producer Resources to a group of our underwriters who focus exclusively on excess and surplus lines business. Those underwriters can tap into broader Cincinnati services to provide policyholders additional value and help agents build the relationship through experienced and responsive loss control and claims handling. CSU Producer Resources gives extra support to our independent agency producers by remitting surplus lines taxes and stamping fees and retaining admitted market diligent search affidavits, where required. Agencies marketing through CSU Producer Resources instead of a competing brokerage generally receive a higher commission because use of our internal brokerage subsidiary eliminates some of the intermediary costs. This business is factored in their profit-sharing agreement with The Cincinnati Insurance Companies.

We use a Web-based excess and surplus lines policy administration system to quote, bind, issue and deliver policies electronically to agents. This system provides integration to existing document management and data management systems, allowing for real-time processing of policies and billing. It provides a specimen policy detailing coverages when a policy is quoted and delivers electronic copies of policies to independent agency producers within minutes of underwriting approval and policy issue. In 2013, more than 95 percent of policies were issued within 24 hours of a request to bind a policy.

Life Insurance Segment
The life insurance segment contributed $189 million of net earned premiums, representing 4.2 percent of consolidated total revenues, and $9 million of income before income taxes in 2013. Life insurance net earned premiums grew 6 percent in 2013, 8 percent in 2012 and 4 percent in 2011.

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

Life Insurance Business Lines
Four lines of business – term life insurance, universal life insurance, worksite products and whole life insurance – account for 95.8 percent of the life insurance segment’s revenues:

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

•	Immediate annuities that provide some combination of regular income and lump-sum payments in exchange for a single premium.

Life Insurance Distribution
Our life insurance subsidiary is licensed in 49 states and the District of Columbia. At year-end 2013, almost 88 percent of our 1,823 property casualty agency reporting locations offered Cincinnati Life products to their clients. We also develop life business from approximately 615 other independent life insurance agencies. We are careful to solicit business from these other agencies in a manner that does not conflict with or compete with the marketing and sales efforts of our property casualty agencies.

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

Because of our strong capital position, we can offer a competitive product portfolio including guaranteed products, giving our agents a marketing edge. Our life insurance company maintains strong insurer financial strength ratings: A.M. Best, A (Excellent); Fitch, A+ (Strong); and Standard & Poor’s A (Strong); as discussed in Financial Strength. Our life insurance company has chosen not to establish a Moody’s rating.

In 2013, our five highest volume states for life insurance premiums, based on information contained in statements filed with state insurance departments, are reflected in the table below.

Life Insurance Premiums by State

(Dollars in millions)	Earned premiums	% of total earned
Year ended December 31, 2013
Ohio	$48	19.6%
Pennsylvania	18	7.3
Indiana	17	6.7
Illinois	16	6.5
Michigan	13	5.2

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

The fair value of our investment portfolio was $13.496 billion and $12.466 billion at year-end 2013 and 2012, respectively. The overall portfolio remained in an unrealized gain position as equity markets experienced strong returns in 2013, while the gain position for our fixed-maturity investments was reduced due to a general rise in interest rates.

The cash we generate from insurance operations historically has been invested in two broad categories of investments:

•
Fixed-maturity investments – Includes taxable and tax-exempt bonds and redeemable preferred stocks. During 2013, purchases were largely offset by redemptions and fair value declines. During 2012, purchases and market value gains offset sales and calls.

•	Equity investments – Includes common and nonredeemable preferred stocks. During both 2013 and 2012, purchases and fair value gains offset sales by relatively large amounts.

(In millions)	At December 31, 2013				At December 31, 2012
	Cost or	Percent		Percent	Cost or	Percent		Percent
	amortized cost	of total	Fair value	of total	amortized cost	of total	Fair value	of total
Taxable fixed maturities	$5,814	52.1%	$6,211	46.0%	$5,473	51.7%	$6,137	49.2%
Tax-exempt fixed maturities	2,824	25.3	2,910	21.6%	2,749	26.0	2,956	23.7
Common equities	2,396	21.5	4,213	31.2%	2,270	21.4	3,238	26.0
Nonredeemable preferred equities	127	1.1	162	1.2%	99	0.9	135	1.1
Total	$11,161	100.0%	$13,496	100.0%	$10,591	100.0%	$12,466	100.0%

When allocating cash to various asset classes, we consider market-based factors such as risk adjusted after-tax yields as well as internal measures based on regulatory and rating agency guidance. During 2013, approximately one-eighth of net purchases were equity securities. Our investment allocation decisions consider internal measures, as well as insurance department regulations and rating agency guidance. We monitor a variety of metrics, including after-tax yields, the ratio of investments in common stocks to statutory capital and surplus for the property casualty insurance operations, and the parent company’s ratio of investment assets to total assets.

At year-end 2013, less than 1 percent of the value of our investment portfolio was made up of securities that are classified as Level 3 assets and that require management’s judgment to develop pricing or valuation techniques. We generally obtain at least two outside valuations for these assets and generally use the more conservative estimate. These investments include private placements, small issues and various thinly traded securities. See Item 7, Fair Value Measurements, and Item 8, Note 3 of the Consolidated Financial Statements, for additional discussion of our valuation techniques.

In addition to securities held in our investment portfolio, at year-end 2013, other invested assets included $36 million of life policy loans and $32 million of private equity investments.

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

Fixed-Maturity Portfolio Ratings
At year-end 2013, this portfolio’s fair value was 105.6 percent of amortized cost, down from 110.6 percent a year ago as a result of a general rise in interest rates.

The portfolio's fair value increased modestly in 2013 as an interest-rate driven decline in bond prices nearly offset net purchases that were most heavily concentrated in corporate bonds and commercial mortgage backed securities. The majority of our nonrated securities are tax-exempt municipal bonds from smaller municipalities that chose not to pursue a credit rating. Credit ratings at year-end 2013 and 2012 for the fixed-maturity portfolio were:

(In millions)	At December 31, 2013		At December 31, 2012
	Fair value	Percent of total	Fair value	Percent of total
Moody's Ratings and Standard & Poor's Ratings combined:
Aaa, Aa, A, AAA, AA, A	$5,468	59.9%	$5,544	61.0%
Baa, BBB	3,197	35.1	3,180	35.0
Ba, BB	231	2.5	168	1.8
B, B	16	0.2	20	0.2
Caa, CCC	4	0.0	2	0.0
Daa, Da, D	—	0.0	1	0.0
Non-rated	205	2.3	178	2.0
Total	$9,121	100.0%	$9,093	100.0%

Our fixed-maturity portfolio as of December 31, 2013, included approximate maturing amounts with pretax average yields-to-book value as follows: 6.1 percent maturing in 2014 with a 4.8 percent yield, 7.6 percent in 2015 with a 4.5 percent yield, and 7.9 percent in 2016 with a 4.5 percent yield. Additional maturity periods for our fixed-maturity portfolio are shown in Item 8, Note 2 of the Consolidated Financial Statements. Attributes of the fixed-maturity portfolio include:

	At December 31,
	2013		2012
Weighted average yield-to-amortized cost	4.9%		5.0%
Weighted average maturity	6.2	yrs	6.3	yrs
Effective duration	4.5	yrs	4.2	yrs

Taxable Fixed Maturities
The fair values of our taxable fixed-maturity securities portfolio at the end of the last two years were:

(In millions)	At December 31,
	2013	2012
Investment-grade corporate	$5,293	$5,388
States, municipalities and political subdivisions	301	334
Below investment-grade corporate	240	182
Government sponsored enterprises	200	164
Commercial mortgage backed	143	28
Convertibles and bonds with warrants attached	17	31
United States government	7	7
Foreign government	10	3
Total	$6,211	$6,137

While our strategy typically is to buy and hold fixed-maturity investments to maturity, we monitor credit profiles and fair value movements when determining holding periods for individual securities. With the exception of U.S. agency issues, no individual issuer's securities accounted for more than 1.0 percent of the taxable fixed-maturity portfolio at year-end 2013. Investment grade corporate bonds had an average rating of Baa1 by Moody’s or BBB+ by Standard & Poor’s and represented 87.5 percent of the taxable fixed-maturity portfolio’s fair value at year end 2013, compared with 87.8 percent in 2012.

The investment-grade corporate bond portfolio is most heavily concentrated in the financial-related sectors, including banking, financial services and insurance. The financial sectors represented 32.8 percent of fair value of this portfolio at year-end 2013, compared with 31.2 percent, at year-end 2012. Although the financial-related sectors make up our largest group of investment-grade corporate bonds, we believe our concentration is below the average for the corporate bond market as a whole. The real estate sector, including commercial mortgage back securities, accounted for 11.3 percent. No other sector exceeded 10 percent of our investment-grade corporate bond portfolio at year-end 2013.

Most of the $301 million of securities issued by states, municipalities and political subdivisions included in our taxable fixed-maturity portfolio at the end of 2013 were Build America Bonds.

Tax-Exempt Fixed Maturities
Our tax-exempt fixed-maturity securities portfolio’s fair value was $2.910 billion at December 31, 2013. The portfolio is well diversified among approximately 1,000 municipal bond issuers. No single municipal issuer accounted for more than 0.9 percent of the tax-exempt fixed-maturity portfolio at year-end 2013. Our largest municipal bond holdings were in these states:

(In millions)	Local issued general	Special revenue	State issued general	Fair value	Percent of
At December 31, 2013	obligation bonds	bonds	obligation bonds	total	total
Texas	$385	$66	$—	$451	15.5%
Michigan	238	9	—	247	8.5
Indiana	8	232	—	240	8.2
Ohio	119	87	6	212	7.3
Illinois	184	19	—	203	7.0
Washington	150	32	5	187	6.4
Wisconsin	108	32	2	142	4.9
Pennsylvania	93	9	9	111	3.8
Arizona	55	31	—	86	3.0
Florida	24	62	—	86	3.0
New York	48	31	4	83	2.9
Colorado	45	17	—	62	2.1
New Jersey	44	17	—	61	2.1
Minnesota	42	7	2	51	1.8
Utah	31	19	—	50	1.7
All other states	338	270	30	638	21.8
Total	$1,912	$940	$58	$2,910	100.0%

At December 31, 2012
Texas	$398	$95	$—	$493	16.7%
Indiana	15	286	—	301	10.2
Michigan	260	12	—	272	9.2
Illinois	226	20	—	246	8.3
Ohio	135	96	—	231	7.8
Washington	174	39	3	216	7.3
Wisconsin	106	27	3	136	4.6
Pennsylvania	83	8	—	91	3.1
Florida	21	65	—	86	2.9
Arizona	55	26	—	81	2.7
Colorado	45	19	—	64	2.2
New Jersey	38	17	—	55	1.9
New York	29	24	—	53	1.8
Kansas	28	21	—	49	1.7
Minnesota	36	6	—	42	1.4
All other states	285	253	2	540	18.2
Total	$1,934	$1,014	$8	$2,956	100.0%

At year-end 2013, our tax-exempt fixed-maturity portfolio, with a fair value of $2.910 billion, had an average rating of Aa2/AA. Over 58 percent or $1.696 billion of the portfolio is insured, and approximately 97 percent of the insured portion carried an underlying rating of at least A3 or A- by Moody’s or Standard & Poor’s at year end. We strongly prefer general obligation or essential services bonds, which we believe provide a superior risk profile. The top three revenue resources of the $940 million in special revenue bonds owned at year-end 2013 were 35 percent from leasing, 23 percent from water and sewer and 10 percent from higher education.

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

Common Stocks
Our cash allocation for common stock purchases is implemented only after we ensure that our insurance reserves are adequately covered by our fixed-maturity investments. We believe our strategy of primarily investing in a diversified selection of larger-capitalization, high-quality, dividend-increasing companies generally results in reduced volatility relative to the broader equity markets.

At year-end 2013 and 2012, no holding had a fair value equal to or greater than 4 percent of our publicly traded common stock portfolio. BlackRock Inc. (NYSE:BLK) was our largest single common stock investment at year end, comprising 3.2 percent of the publicly traded common stock portfolio and 1.0 percent of the entire investment portfolio.

At year-end 2013, 32.4 percent of our common stock holdings (measured by fair value) were held at the parent- company level. The distribution of the portfolio among industry sectors is shown in the table below.

Common Stock Portfolio Industry Sector Distribution

	Percent of Publicly Traded Common Stock Portfolio
	At December 31, 2013		At December 31, 2012
	Cincinnati Financial	S&P 500 Industry Weightings	Cincinnati Financial	S&P 500 Industry Weightings
Sector:
Information technology	18.7%	18.6%	16.0%	19.1%
Industrials	14.0	10.9	12.9	10.1
Financial	12.0	16.2	11.2	15.6
Healthcare	11.5	13.0	12.2	12.0
Energy	10.5	10.3	12.0	11.0
Consumer staples	10.5	9.8	11.7	10.6
Consumer discretionary	9.8	12.5	9.7	11.5
Materials	5.7	3.5	5.7	3.6
Utilities	4.2	2.9	4.8	3.4
Telecomm services	3.1	2.3	3.8	3.1
Total	100.0%	100.0%	100.0%	100.0%

Nonredeemable Preferred Stocks
We evaluate nonredeemable preferred stocks in a manner similar to our evaluation of fixed-maturity investments, seeking attractive relative yields. We generally focus on investment-grade nonredeemable preferred stocks issued by companies with strong histories of paying common dividends, providing us with another layer of protection. When possible, we seek out nonredeemable preferred stocks that offer a dividend received deduction for income tax purposes. We purchased $48 million and sold $23 million in this portfolio in 2013. During 2012, we purchased $27 million and sold $2 million.

Additional information about the composition of investments is included in Item 8, Note 2 of the Consolidated Financial Statements. A detailed listing of our portfolio is updated on our website, cinfin.com/investors, each quarter when we report our quarterly financial results.

Other
We report as Other the noninvestment operations of the parent company and its noninsurer subsidiary CFC Investment Company. This subsidiary offers commercial leasing and financing services to our agencies, their clients and other customers. At year-end 2013, CFC Investment Company had 2,516 accounts and $85 million in receivables, compared with 2,562 accounts and $75 million in receivables at year-end 2012.

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

•
Insurance Holding Company Regulation – We are regulated as an insurance holding company system in the respective states of domicile of our primary standard market property casualty company subsidiary and its surplus lines and life insurance subsidiaries. These regulations require that we annually furnish financial and other information about the operations of the individual companies within the holding company system. All transactions within a holding company affecting insurers must be fair and equitable. Notice to the state insurance commissioner is required prior to the consummation of transactions affecting the ownership or control of an insurer and prior to certain material transactions between an insurer and any person or entity in its holding company group. In addition, some of those transactions cannot be consummated without the commissioner’s prior approval. Recent amendments to the Model Insurance Holding Company System Regulatory Act and Regulation, adopted by the National Association of Insurance Commissioners (NAIC) and passed by a number of state legislatures, require insurance holding company systems to provide regulators with more information about the risks posed by any noninsurance company subsidiaries in the holding company system.

•
Subsidiary Dividends – The Cincinnati Insurance Company is 100 percent owned by Cincinnati Financial Corporation. The dividend-paying capacity of The Cincinnati Insurance Company and its 100 percent owned subsidiaries is regulated by the laws of the applicable state of domicile. Under these laws, our insurance subsidiaries must provide a 10-day advance informational notice to the insurance commissioner for the domiciliary state prior to payment of any dividend or distribution to its shareholders. Generally, the most our insurance subsidiary can pay without prior regulatory approval is the greater of 10 percent of statutory capital and surplus or 100 percent of statutory net income for the prior calendar year.

The insurance company subsidiaries must give 30 days’ notice to and obtain prior approval from the state insurance commissioner before the payment of an extraordinary dividend as defined by the state’s insurance code. You can find information about the dividends paid by our insurance subsidiary in 2013 in Item 8, Note 9 of the Consolidated Financial Statements.

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

•
Insurance Guaranty Associations – Each state has insurance guaranty association laws under which the associations may assess life and property casualty insurers doing business in the state for certain obligations of insolvent insurance companies to policyholders and claimants. Typically, states assess each member insurer in an amount related to the insurer’s proportionate share of business written by all member insurers in the state. Our insurance companies received a savings of less than $1 million from guaranty association refunds in both 2013 and 2012. We cannot predict the amount and timing of any future assessments or refunds on our insurance subsidiaries under these laws.

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

•
Investment Regulation – Insurance company investments must comply with laws and regulations pertaining to the type, quality and concentration of investments. Such laws and regulations permit investments in federal, state and municipal obligations, corporate bonds, preferred and common equity securities, mortgage loans, real estate and certain other investments, subject to specified limits and other qualifications. At December 31, 2013, the company believes it was in compliance with these laws and regulations in all material respects.

•
Risk-Based Capital Requirements – The NAIC’s risk-based capital (RBC) requirements for property casualty and life insurers serve as an early warning tool for the NAIC and state regulators to identify companies that may be undercapitalized and may merit further regulatory action. The NAIC has a standard formula for annually assessing RBC. The formula for calculating RBC for property casualty companies takes into account asset and credit risks but places more emphasis on underwriting factors for reserving and pricing. The formula for calculating RBC for life insurance companies takes into account factors relating to insurance, business, asset and interest-rate risks.

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

We do not expect to have any material effects on our expenditures, earnings or competitive position as a result of compliance with any federal, state or local provisions enacted or adopted relating to the protection of the environment. We currently do not have any material estimated capital expenditures for environmental control facilities.

Enterprise Risk Management
We manage enterprise risk through formal risk management programs overseen by our chief risk officer, an executive officer of the company.  Our ERM framework includes the enterprise risk management risk committee, comprised of senior executive-level owners from across the enterprise, which is responsible for overseeing risk activities.  The risk committee activities are supported by a team of representatives from business areas that focus on identifying, evaluating and developing risk plans for emerging risks. A comprehensive report is provided quarterly to our chairman, our president and chief executive officer, our board of directors and our senior executive team, as appropriate, on the status of risk metrics relative to identified tolerances and limits, risk assessments and risk plans. Our use of operational audits, strategic plans and departmental business plans, as well as our culture of open communications and our fundamental respect for our Code of Conduct, continue to help us manage risks on an ongoing basis.

Our risk management programs include a formalized risk appetite element and a risk identification and quantification process. The overall enterprise objective is to appropriately balance risk and reward to achieve an appropriate return on risk capital.  The company’s key risks, including risks related to natural catastrophes, investments and operations, are discussed in Item 1A, Risk Factors.

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

The following discussion should be viewed as a starting point for understanding the significant risks we face. It is not a definitive summary of their potential impacts or of our strategies to manage and control the risks. Please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of those strategies.

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

Certain events or conditions could diminish our agents’ desire to produce business for us and the competitive advantage that our independent agencies enjoy, including:

•
Downgrade of the financial strength ratings of our insurance subsidiaries. We believe our strong insurer financial strength ratings, in particular, the A+ (Superior) ratings from A.M. Best for our standard market property casualty insurance group and each subsidiary in that group, are an important competitive advantage. See Item 1, Financial Strength, for additional discussion of our financial strength ratings.

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
A downgrade in one or more of our company’s credit or debt ratings could adversely impact our borrowing costs or limit our access to capital. Financial strength ratings reflect a rating agency’s opinion of our insurance subsidiaries’ financial strength, operating performance, strategic position and ability to meet obligations to policyholders. Our ratings are subject to periodic review and there is no assurance that our ratings will not be changed. Ratings agencies could change or expand their requirements or could find that our insurance subsidiaries no longer meet the criteria established for current ratings. If our property casualty insurer financial strength ratings were to be downgraded, our agents might find it more difficult to market our products or might choose to emphasize the products of other carriers. See Item 7, Liquidity and Capital Resources, Additional Sources of Liquidity, for additional discussion of ratings for our long-term debt.

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

The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Our ability to appropriately manage catastrophe risk depends partially on catastrophe models, which may be affected by inaccurate or incomplete data, the uncertainty of the frequency and severity of future events and the uncertain impact of climate change. Additionally, these models are recalibrated and changed over time, with more data availability and changing opinions regarding the effect of current or emerging loss patterns and conditions. Please see Item 7, 2014 Reinsurance Programs, for a discussion of modeled losses considered in evaluating our reinsurance strategy.

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

•	Tornado, wind and hail in the Midwest, South, Southeast, Southwest and the mid-Atlantic.

•	Wild fires in the West.

The occurrence of terrorist attacks in the geographic areas we serve could result in substantially higher claims under our insurance policies than we have anticipated. While we do insure terrorism risk in all areas we serve, we have identified our major terrorism exposure geographically as general commercial risks in the Tier 1 cities of metropolitan Chicago area, and to a much lesser degree, Washington DC, Houston and Los Angeles. We have a greater amount of business in less hazardous Tier 2 cities such as Atlanta, Phoenix-Mesa, Minneapolis, Cleveland, St. Louis, Denver, Tampa-St. Petersburg, Pittsburgh and Cincinnati. We have exposure to small co-op utilities, water utilities, wholesale fuel distributors, small shopping malls and small colleges throughout our 39 active states and, because of the number of associates located there, our Fairfield, Ohio, headquarters. Additionally, our life insurance subsidiary could be adversely affected in the event of a terrorist event or an epidemic such as the avian or swine flu, particularly if the epidemic were to affect a broad range of the population beyond just the very young or the very old. Our associate health plan is self-funded and could similarly be affected.

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

The Cincinnati Insurance Company also participates in certain assumed reinsurance treaties with reinsurers that spread the risk of very large catastrophe losses among many insurers. At the beginning of 2014, two surplus share treaties were in effect with the largest treaty representing exposure for us of up to $3 million of assumed losses from a single catastrophic event. If there is a high frequency of very large catastrophe events during a coverage period of the treaty, our financial position and results of operations could be materially affected. Please see Item 7, 2014 Reinsurance Programs, for a discussion of our reinsurance treaties.

In the event of a severe catastrophic event or terrorist attack elsewhere in the world, our insurance losses may be immaterial. However, the companies we invest in might be severely affected, which could affect our financial condition and results of operations. Our reinsurers might experience significant losses, potentially jeopardizing their ability to pay losses we cede to them. It could also reduce the availability of reinsurance. If we cannot obtain adequate coverage at a reasonable cost, it could constrain where we can write business or reduce the amount of business we can write in certain areas. We also may be exposed to state guaranty fund assessments if other carriers in a state cannot meet their obligations to policyholders. A catastrophe or epidemic event also could affect our operations by damaging our headquarters facility, injuring associates and visitors at our Fairfield, Ohio, headquarters or disrupting our associates’ ability to perform their assigned tasks.

Our ability to achieve our performance objectives could be affected by changes in the financial, credit and capital markets or the general economy.
We invest premiums received from policyholders and other available cash to generate investment income and capital appreciation, while also maintaining sufficient liquidity to pay covered claims and operating expenses, service our debt obligations and pay dividends. The value of our invested assets is an important component of shareholders’ equity, also known as book value. Changes in the valuation of invested assets can significantly affect changes in book value per share, a key performance objective as discussed in Item 7, Executive Summary of the Management’s Discussion and Analysis.

For fixed-maturity investments such as bonds, which represented 67.6 percent of the fair value of our invested assets at the end of 2013, the inverse relationship between interest rates and bond prices leads to falling bond values during periods of increasing interest rates. A significant increase in the general level of interest rates could have an adverse effect on our shareholders’ equity.

Investment income is an important component of our revenues and net income. The ability to increase investment income and generate longer-term growth in book value is affected by factors beyond our control, such as: inflation, economic growth, interest rates, world political conditions, changes in laws and regulations, terrorism attacks or threats, adverse events affecting other companies in our industry or the industries in which we invest, market events leading to credit constriction, and other widespread unpredictable events. These events may adversely affect the economy generally and could cause our investment income or the value of securities we own to decrease. A significant decline in our investment income could have an adverse effect on our net income, and thereby on our shareholders’ equity and our statutory capital and surplus. For example, a significant increase in the general level of interest rates could lead to falling bond values. For more detailed discussion of risks associated with our investments, please refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

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

At year-end 2013, common stock holdings made up 31.2 percent of our investment portfolio. Adverse news or events affecting the global or U.S. economy or the equity markets could affect our net income, book value and overall results, as well as our ability to pay our common stock dividend. See Item 7, Investments Results of Operations, and Item 7A, Quantitative and Qualitative Disclosures About Market Risk, for discussion of our investment activities.

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

Please see the discussion of our Commercial Lines, Personal Lines, Excess and Surplus Lines and Life Insurance Segments in Item 1, for a discussion of our competitive position in the insurance marketplace.

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
Our consolidated financial statements are prepared using GAAP. These principles require us to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. Actual results could differ materially from those estimates. For a discussion of the significant accounting policies we use to prepare our financial statements, the material implications of uncertainties associated with the methods, assumptions and estimates underlying our critical accounting policies and the process used to determine our loss reserves, please refer to Item 8, Note 1 of the Consolidated Financial Statements, and Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves and Life Insurance Policy Reserves.

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

Unforeseen losses, the type and magnitude of which we cannot predict, may emerge in the future. These additional losses could arise from changes in the legal environment, laws and regulations, climate change, catastrophic events, increases in loss severity or frequency, environmental claims, mass torts or other causes. Such future losses could be substantial. Inflationary scenarios may cause the cost of claims, especially medical claims, to rise, impacting reserve adequacy and our results of operations.

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

Please see Item 7, Liquidity and Capital Resources, 2014 Reinsurance Programs, for a discussion of selected reinsurance transactions.

Our business depends on the uninterrupted operation of our facilities, systems and business functions.
Our business depends on our associates’ ability to perform necessary business functions, such as processing new and renewal policies and claims. We increasingly rely on technology and systems to accomplish these business functions in an efficient and uninterrupted fashion. Our inability to access our headquarters facilities or a failure of technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis or affect the accuracy of transactions. If sustained or repeated, such a business interruption or system failure could result in a deterioration of our ability to write and process new and renewal business, serve our agents and policyholders, pay claims in a timely manner, collect receivables or perform other necessary business functions. If our disaster recovery and business continuity plans did not sufficiently consider, address or reverse the circumstances of an interruption or failure, this could result in a materially adverse effect on our operating results and financial condition. This risk is exacerbated because approximately 68 percent of our associates work at our Fairfield, Ohio, headquarters.

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

The effects of such changes could adversely affect our results of operations. Please see Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves and Life Insurance Policy Reserves, for a discussion of our reserving practices.

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

Dividends paid to our parent company by our insurance subsidiary are restricted by the insurance laws of Ohio, its domiciliary state. These laws establish minimum solvency and liquidity thresholds and limits. In 2014, the maximum dividend that may be paid without prior regulatory approval is limited to the greater of 10 percent of statutory capital and surplus or 100 percent of statutory net income for the prior calendar year, up to the amount of statutory unassigned capital and surplus as of the end of the prior calendar year. Dividends exceeding these limitations may be paid only with prior approval of the Ohio Department of Insurance. Consequently, at times, we might not be able to receive dividends from our insurance subsidiary, or we might not receive dividends in the amounts necessary to meet our debt obligations or to pay dividends on our common stock without liquidating securities. This could affect our financial position.

Please see Item 1, Regulation, and Item 8, Note 9 of the Consolidated Financial Statements, for discussion of insurance holding company dividend regulations.

ITEM 1B.    Unresolved Staff Comments
None

ITEM 2.    Properties
Cincinnati Financial Corporation owns our headquarters building located on 100 acres of land in Fairfield, Ohio. This building has 1,508,200 total square feet of available space. The property, including land, is carried in our financial statements at $141 million as of December 31, 2013, and is classified as land, building and equipment, net, for company use. John J. & Thomas R. Schiff & Co. Inc., a related party, occupies 6,750 square feet (less than 1 percent). This property is used by all segments reported in the Consolidated Financial Statements and accompanying Notes.

Cincinnati Financial Corporation also owns the Fairfield Executive Center, which is located on the northwest corner of our headquarters property. This four-story office building has approximately 124,000 square feet of available space. The property is carried in the financial statements at $7 million as of December 31, 2013, and is classified as land, building and equipment, net, for company use. Unaffiliated tenants occupy 6 percent. This property is used by all segments reported in the Consolidated Financial Statements and accompanying Notes.

The Cincinnati Insurance Company owns the CFC Winton Center used for business continuity, with approximately 48,000 square feet of available space, located approximately six miles from our headquarters. The property, including land, is carried on our financial statements at $10 million as of December 31, 2013, and is classified as land, building and equipment, net, for company use. This property is used by all segments reported in the Consolidated Financial Statements and accompanying Notes.

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

Part II
ITEM 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Cincinnati Financial Corporation had approximately 77,000 shareholders of record as of December 31, 2013. While approximately 13,000 shareholders are registered, the majority of shareholders are beneficial owners whose shares are held in “street name” by brokers and institutional accounts. We believe many of our independent agent representatives and most of the 4,163 associates of our subsidiaries own the company’s common stock.

Our common shares are traded under the symbol CINF on the Nasdaq Global Select Market.

(Source: Nasdaq Global Select Market)	2013				2012
Quarter:	1st	2nd	3rd	4th	1st	2nd	3rd	4th
High	$47.35	$50.60	$50.01	$53.74	$36.05	$38.12	$40.22	$40.96
Low	39.60	44.53	43.62	46.61	30.06	33.06	36.50	36.96
Period-end close	47.22	45.92	47.16	52.37	34.51	38.07	37.87	39.16
Cash dividends declared	0.4075	0.4075	0.42	0.42	0.4025	0.4025	0.4075	0.4075

We discuss the factors that affect our ability to pay cash dividends and repurchase shares in Item 7, Liquidity and Capital Resources. Regulatory restrictions on dividends our insurance subsidiary can pay to the parent company are discussed in Item 8, Note 9 of the Consolidated Financial Statements.

The following summarizes securities authorized for issuance under our equity compensation plans as of December 31, 2013:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights at December 31, 2013	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)) at December 31, 2013
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,332,299	$38.39	7,714,566
Equity compensation plans not approved by security holders	—	—	—
Total	6,332,299	$38.39	7,714,566

The number of securities remaining available for future issuance includes: 6,841,330 shares available for issuance under the Cincinnati Financial Corporation 2012 Stock Compensation Plan (the 2012 Plan), 674,519 shares available for issuance under the Cincinnati Financial Corporation 2006 Stock Compensation Plan (the 2006 Plan), and 198,717 shares available for issuance of share grants under the Director’s Stock Plan of 2009. Both the 2012 Plan and 2006 Plan allow for issuance of stock options, service-based, or performance-based restricted stock units, stock appreciation rights or other equity-based grants. Awards other than stock options and stock appreciation rights granted from the 2012 and 2006 plans are counted as three shares against the plan for each one share of common stock actually issued. Additional information about stock-based associate compensation granted under our equity compensation plans is available in Item 8, Note 17 of the Consolidated Financial Statements.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1-31, 2013	5,776	$41.73	5,776	7,121,462
February 1-28, 2013	100,628	44.60	100,628	7,020,834
March 1-31, 2013	93,709	46.15	93,709	6,927,125
April 1-30, 2013	30,274	48.17	30,274	6,896,851
May 1-31, 2013	82,600	49.27	82,600	6,814,251
June 1-30, 2013	7,535	46.55	7,535	6,806,716
July 1-31, 2013	15,325	49.06	15,325	6,791,391
August 1-31, 2013	88,935	49.04	88,935	6,702,456
September 1-30, 2013	37,081	45.88	37,081	6,665,375
October 1-31, 2013	33,718	50.34	33,718	6,631,657
November 1-30, 2013	968,968	52.05	968,968	5,662,689
December 1-31, 2013	113,196	51.83	113,196	5,549,493
Totals	1,577,745	50.55	1,577,745

We did not sell any of our shares that were not registered under the Securities Act during 2013. The board of directors has authorized share repurchases since 1996. Purchases are expected to be made generally through open market transactions. During 2013, we acquired 577,745 shares for $28 million from associates as consideration for options exercised. The board gives management discretion to purchase shares at reasonable prices in light of circumstances at the time of purchase, subject to SEC regulations. We have 5,549,493 shares available for purchase under our programs at December 31, 2013.

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

Cumulative Total Return
As depicted in the graph below, the five-year total return on a $100 investment made December 31, 2008, assuming the reinvestment of all dividends, was 131.5 percent for Cincinnati Financial Corporation’s common stock compared with 93.8 percent for the Standard & Poor’s Composite 1500 Property & Casualty Insurance Index and 128.2 percent for the Standard & Poor’s 500 Index.

The Standard & Poor’s Composite 1500 Property & Casualty Insurance Index included 27 companies at year-end 2013: Ace Limited, The Allstate Corporation, Amerisafe Inc., Aspen Insurance Holdings Limited, W. R. Berkley Corporation, The Chubb Corporation, Cincinnati Financial Corporation, Employers Holdings Inc., Fidelity National Financial Inc., First American Financial Corporation, The Hanover Insurance Group Inc., HCI Group Inc., Infinity Property and Casualty Corporation, Meadowbrook Insurance Group Inc., Mercury General Corporation, The Navigators Group Inc., Old Republic International Corporation, ProAssurance Corporation, The Progressive Corporation, RLI Corp., Safety Insurance Group Inc., Selective Insurance Group Inc., Stewart Information Services Corporation, Tower Group Inc., The Travelers Companies Inc., United Fire & Casualty Company and XL Group Public Limited Company.

The Standard & Poor’s 500 Index includes a representative sample of 500 leading companies in a cross section of industries of the U.S. economy. Although this index focuses on the large capitalization segment of the market, it is widely viewed as a proxy for the total market.

Comparison of Five-Year Cumulative Total Return*

$250
$200
$150
$100
$50
$0
2008
2009
2010
2011
2012
2013
Cincinnati Financial Corporation
S&P 500 Index
S&P Composite 1500 Property & Casualty Insurance Index

*$100 invested on December 31, 2008, in stock or index, including reinvestment of dividends.
 Fiscal year ending December 31.

ITEM 6.    Selected Financial Data

(In millions except per share data, shares outstanding in thousands)	Years ended December 31,
	2013	2012	2011	2010	2009
Consolidated Income Statement Data
Earned premiums	$3,902	$3,522	$3,194	$3,082	$3,054
Investment income, net of expenses	529	531	525	518	501
Realized investment gains and losses*	83	42	70	159	336
Total revenues	4,531	4,111	3,803	3,772	3,903
Net income	517	421	164	375	431
Net income per common share:
Basic	$3.16	$2.59	$1.01	$2.30	$2.65
Diluted	3.12	2.57	1.01	2.30	2.65
Cash dividends per common share:
Declared	1.655	1.62	1.605	1.59	1.57
Paid	1.6425	1.615	1.6025	1.585	1.565
Weighted average shares outstanding, diluted	165,400	163,661	163,259	163,274	162,867
Consolidated Balance Sheet Data
Total investments	$13,564	$12,534	$11,801	$11,508	$10,643
Net unrealized investment gains	2,335	1,875	1,489	1,250	685
Deferred policy acquisition costs	565	470	477	458	454
Total assets	17,662	16,548	15,635	15,065	14,413
Gross loss and loss expense reserves	4,311	4,230	4,339	4,200	4,142
Life policy reserves	2,390	2,295	2,214	2,034	1,783
Long-term debt	790	790	790	790	790
Shareholders' equity	6,070	5,453	5,033	5,012	4,742
Book value per share	37.21	33.48	31.03	30.79	29.14
Shares outstanding	163,109	162,874	162,186	162,782	162,741
Value creation ratio	16.1%	12.6%	6.0%	11.1%	19.7%
Consolidated Property Casualty Operations Data
Earned premiums	$3,713	$3,344	$3,029	$2,924	$2,911
Unearned premiums	1,970	1,790	1,631	1,551	1,507
Gross loss and loss expense reserves	4,241	4,169	4,280	4,137	4,096
Investment income, net of expenses	348	351	350	348	336
Loss and loss expense ratio	61.9%	63.9%	77.0%	68.9%	71.7%
Underwriting expense ratio	31.9	32.2	32.3	32.9	32.8
Combined ratio	93.8%	96.1%	109.3%	101.8%	104.5%

On January 1, 2012, we retrospectively adopted ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. All prior years’ information has been restated.

* Realized investment gains and losses are integral to our financial results over the long term, but our substantial discretion in the timing of investment sales may cause this value to fluctuate substantially. Also, applicable accounting standards require us to recognize gains and losses from certain changes in fair values of securities and embedded derivatives without actual realization of those gains and losses. We discuss realized investment gains for the past three years in Item 7, Investments Results of Operations.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The purpose of Management’s Discussion and Analysis is to provide an understanding of Cincinnati Financial Corporation’s consolidated results of operations and financial condition. Our Management’s Discussion and Analysis should be read in conjunction with Item 6, Selected Financial Data, and Item 8, Consolidated Financial Statements and related Notes. We present per share data on a diluted basis unless otherwise noted, adjusting those amounts for all stock splits and stock dividends.

We begin with an executive summary of our results of operations, followed by an overview of our strategy, an outlook for future performance and details on critical accounting estimates. In several instances, we refer to estimated industry data so that we can provide information on our performance within the context of the overall insurance industry. Unless otherwise noted, the industry data is prepared by A.M. Best Co., a leading insurance industry statistical, analytical and financial strength rating organization. Information from A.M. Best is presented on a statutory accounting basis. When we provide our results on a comparable statutory accounting basis, we label it as such; all other company data is presented in accordance with accounting principles generally accepted in the United States of America (GAAP).

Through The Cincinnati Insurance Company, Cincinnati Financial Corporation is one of the 25 largest property casualty insurers in the nation, based on net written premium volume for the first nine months of 2013, among approximately 2,000 U.S. stock and mutual insurer groups. We market our insurance products through a select group of independent insurance agencies in 39 states as discussed in Item 1, Our Business and Our Strategy.

The U.S. economy, the insurance industry and our company continue to face many challenges. Our long-term perspective has allowed us to address immediate challenges while also focusing on the major decisions that best position the company for success through all market cycles. We believe that this forward-looking view consistently benefits our shareholders, agents, policyholders and associates.

To measure our progress, we have defined a measure of value creation that we believe captures the contribution of our insurance operations, the success of our investment strategy and the importance we place on paying cash dividends to shareholders. We refer to this measure as our value creation ratio, or VCR, and it is made up of two primary components: (1) our rate of growth in book value per share plus (2) the ratio of dividends declared per share to beginning book value per share. This measure, intended to be all-inclusive regarding changes in book value per share, uses originally reported book value per share in cases where book value per share has been adjusted, such as after the adoption of Accounting Standards Updates with a cumulative effect of a change in accounting.

Executive Summary
Our value creation ratio, defined above, is our primary performance target. VCR trends are shown in the table below.

	One year	Three-year % average	Five-year % average
Value creation ratio
As of December 31, 2013	16.1%	11.6%	13.1%
As of December 31, 2012	12.6	9.9	5.2
As of December 31, 2011	6.0	12.3	1.5

For the period 2013 through 2017, we are targeting an annual value creation ratio averaging 10 percent to 13 percent. We exceeded that target for 2013, and for the five-year period that ended in 2013. For the period 2009 through 2012, our annual value creation ratio averaged 12.4 percent, within the 12 percent to 15 percent five-year target range established in early 2009, soon after the U.S. credit crisis. For several years following the credit crisis, interest rates generally declined and credit spreads tightened, increasing the contribution of valuation gains from our fixed-maturity securities to the VCR. Those gains contributed between 2 percent and 3 percent annually to VCR during 2010 through 2012. While that contribution is not expected to occur in the subsequent five-year period, as evidenced in 2013, management believes the company will continue to produce strong underwriting results.

The next two tables show the primary components of our value creation ratio, first on a percentage basis and then on a per-outstanding-share basis. Analysis of the components aids understanding of our financial performance. Our financial results are further analyzed in the Corporate Financial Highlights section below.

	Years ended December 31,
	2013	2012	2011
Value creation ratio major components
Net income before net realized gains	8.5%	7.7%	2.4%
Change in realized and unrealized gains, fixed-maturity securities	(4.5)	2.7	2.7
Change in realized and unrealized gains, equity securities	10.9	2.8	1.3
Other	1.2	(0.6)	(0.4)
Value creation ratio	16.1%	12.6%	6.0%

The 2013 value creation ratio benefited from improved operating results as well as higher valuation for our equity securities investment portfolio. A lower valuation for our fixed-maturity securities investment portfolio, before the effect of security purchases during 2013, partially offset the higher valuation in our equity portfolio. The contribution from operating results rose 0.8 percentage points in 2013, compared with 2012, while the contribution from realized gains plus the change in unrealized gains from our investment portfolios rose 0.9 points. The 2013 VCR also benefited from other items that affected book value per share, primarily a contribution from updated valuations and related assumptions for our employee benefit pension plan. The 2011 value creation ratio was depressed primarily due to unusually high catastrophe losses that lowered the ratio by 3.3 percentage points compared with 2010 and also drove a 56 percent decline in net income.

(Dollars are per share)	Years ended December 31,
	2013	2012	2011
Book value change per share
End of period book value	$37.21	$33.48	$31.03
Less beginning of period book value	33.48	31.03	30.79
Change in book value	$3.73	$2.45	$0.24

Change in book value
Net income before realized gains	$2.84	$2.41	$0.74
Change in realized and unrealized gains, fixed-maturity securities	(1.50)	0.84	0.83
Change in realized and unrealized gains, equity securities	3.64	0.86	0.39
Dividend declared to shareholders	(1.66)	(1.62)	(1.61)
Other	0.41	(0.04)	(0.11)
Total change in book value	$3.73	$2.45	$0.24

We believe our value creation ratio, a non-GAAP measure, is a useful supplement to GAAP information. With the continuation of economic and market uncertainty in recent years, the long-term nature of this measure provides a meaningful measure of our long-term progress in creating shareholder value. A reconciliation of this non-GAAP measure to comparable GAAP measures is shown in the table below.

(Dollars are per share)	Years ended December 31,
	2013	2012	2011
Book value change per share
Book value as originally reported December 31, 2011			$31.16
Cumulative effect of a change in accounting for deferred policy acquisition costs, net of tax			(0.13)
Book value as adjusted December 31, 2011			$31.03

Value creation ratio
End of year book value - as originally reported	$37.21	$33.48	$31.16
Less beginning of year book value - as originally reported	33.48	31.16	30.91
Change in book value - as originally reported	3.73	2.32	0.25
Dividend declared to shareholders	1.655	1.62	1.605
Total contribution to value creation ratio	$5.385	$3.94	$1.855

Contribution to value creation ratio from change in book value*	11.1%	7.4%	0.8%
Contribution to value creation ratio from dividends declared to shareholders**	5.0	5.2	5.2
Value creation ratio	16.1%	12.6%	6.0%

  * Change in book value divided by the beginning of year book value as originally reported
** Dividend declared to shareholders divided by beginning of year book value as originally reported

When looking at our longer-term objectives, we see three primary performance drivers for our value creation ratio:

•
Premium growth – We believe over any five-year period our agency relationships and initiatives can lead to a property casualty written premium growth rate that exceeds the industry average. The compound annual growth rate of our net written premiums was 5.3 percent over the five-year period 2009 through 2013, higher than the 1.9 percent estimated growth rate for the property casualty insurance industry. The industry’s growth rate excludes its mortgage and financial guaranty lines of business. Our long-term target for profitable premium growth, for our property casualty and life insurance segments in aggregate, is to reach $5 billion of annual direct written premiums by the end of 2015. In 2013, our direct written premiums totaled $4.337 billion.

•
Combined ratio – We believe our underwriting philosophy and initiatives can drive performance to achieve our underwriting profitability target of a GAAP combined ratio over any five-year period that consistently averages within the range of 95 percent to 100 percent. Our GAAP combined ratio averaged 101.1 percent over the five-year period 2009 through 2013. Our combined ratio improved to below 100 percent in 2012 and 2013, after rising above 100 percent for 2009 through 2011, when our average catastrophe loss ratio of 8.0 percentage points was 4.1 points higher than the average for the 10-year period prior to 2009. Performance as measured by the combined ratio is discussed in Consolidated Property Casualty Insurance Results of Operations. Our statutory combined ratio averaged 100.6 percent over the five-year period 2009 through 2013 compared with an estimated 101.4 percent for the property casualty industry. The industry’s ratio again excludes its mortgage and financial guaranty lines of business.

•
Investment contribution – We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year total return of the Standard & Poor’s 500 Index.

◦
Investment income growth, on a pretax basis, had a compound annual growth rate of 0.7 percent over the three-year period 2011 through 2013. It has grown every year since 2009, except for 2013 with its slight decrease of less than 1 percent.

◦
Over the five years ended December 31, 2013, our equity portfolio compound annual total return was 14.9 percent compared with a compound annual total return of 17.9 percent for the Index. By design, our equity portfolio is comprised of larger capitalization, high-quality dividend-growing stocks. Therefore we would generally expect its return to lag during the type of extended, lower-quality rally that has occurred since early 2009. For the year 2013, our annual equity portfolio total return was 31.7 percent, compared with 32.4 percent for the Index.

The board of directors is committed to rewarding shareholders directly through cash dividends and share repurchase authorizations. The board also has periodically declared stock dividends and splits. Through 2013, the company has increased the indicated annual cash dividend rate for 53 consecutive years, a record we believe is matched by only nine other publicly traded companies. The board regularly evaluates relevant factors in dividend-related decisions, and the 2013 increase reflects confidence in our strong capital, liquidity and financial flexibility, as well as progress through our initiatives to improve earnings performance. We discuss our financial position in more detail in Liquidity and Capital Resources.

Corporate Financial Highlights
In addition to the value creation ratio discussion and analysis in the Executive Summary, we further analyze our financial results in the sections below.

Balance Sheet Data

(Dollars in millions except share data)	At December 31,	At December 31,
	2013	2012
Balance sheet data
Total investments	$13,564	$12,534
Total assets	17,662	16,548
Short-term debt	104	104
Long-term debt	790	790
Shareholders' equity	6,070	5,453
Book value per share	37.21	33.48
Debt-to-total-capital ratio	12.8%	14.1%

Invested assets grew 8 percent during 2013 on a fair value basis, with market gains that added to the 5 percent increase in the cost basis of invested assets. Entering 2014, we believe the portfolio continues to be well diversified and is well positioned to withstand short-term fluctuations. We discuss our investment strategy in Item 1, Investments Segment, and results for the segment in Investment Results of Operations. Total assets rose 7 percent, primarily due to the increase in invested assets. Shareholders’ equity and book value per share each rose 11 percent, for reasons discussed in the preceding Executive Summary.

The amount of our debt obligations did not change in 2013. Our ratio of debt to total capital (debt plus shareholders’ equity) decreased by 1.3 percentage points in 2013 and remains comfortably within our target range.

Income Statement and Per Share Data

(Dollars in millions except share data in thousands)	Years ended December 31,			2013-2012	2012-2011
	2013	2012	2011	Change %	Change %
Statements of income and comprehensive income data
Earned premiums	$3,902	$3,522	$3,194	11	10
Investment income, net of expenses (pretax)	529	531	525	0	1
Realized investment gains and losses, net (pretax)	83	42	70	98	(40)
Total revenues	4,531	4,111	3,803	10	8
Net income	517	421	164	23	157
Comprehensive income	892	649	296	37	119
Per share data
Net income - diluted	$3.12	$2.57	$1.01	21	154
Cash dividends declared	1.655	1.62	1.605	2	1
Shares outstanding data
Weighted average shares outstanding	165,400	163,661	163,259	1	0

Net income in 2013 rose $96 million or 23 percent compared with 2012, due primarily to the after-tax effects of property casualty underwriting results that improved by $62 million, including $105 million from lower natural catastrophe losses, and net realized investment gains that were $26 million higher. Net income increased $257 million in 2012, compared with 2011, reflecting the after-tax net effect of those same two major contributing items: a $270 million improvement in property casualty underwriting results, including $44 million from lower catastrophe losses, and a $17 million decline in net realized investment gains.

As discussed in Investment Results of Operations, sales of securities that had appreciated in value led to realized investment gains in all three years. Realized and unrealized investment gains and losses are integral to our financial results over the long term. We have substantial discretion in the timing of investment sales and, therefore, the gains or losses that are recognized in any period. That discretion generally is independent of the insurance underwriting process. Also, applicable accounting standards require us to recognize gains and losses from certain changes in fair values of securities and for securities with embedded derivatives without actual realization of those gains and losses.

Dividend income rose 6 percent in 2013 to nearly offset a decline in interest income and a slight increase in investment expenses, resulting in a net decrease in pretax investment income of $2 million, or less than 1 percent. In addition to a larger common stock portfolio generating more dividend income in both 2013 and 2012, both years also benefited from higher average dividend payment rates. Our investment operation’s performance is discussed further in Investment Results of Operations.

Contribution from Insurance Operations

(Dollars in millions)	Years ended December 31,			2013-2012	2012-2011
Consolidated property casualty highlights	2013	2012	2011	Change %	Change %
Net written premiums	$3,893	$3,482	$3,098	12	12
Earned premiums	3,713	3,344	3,029	11	10
Underwriting profit (loss)	233	137	(278)	70	nm

				Pt. Change	Pt. Change
GAAP combined ratio	93.8%	96.1%	109.3%	(2.3)	(13.2)
Statutory combined ratio	92.8	95.4	108.9	(2.6)	(13.5)
Written premium to statutory surplus	0.9	0.9	0.8	0.0	0.1

Property casualty net written premiums grew 12 percent in 2013 and earned premiums grew 11 percent, largely due to higher pricing and premium growth initiatives. That growth resembled the trend experienced in 2012. Trends and related factors are discussed in Commercial Lines, Personal Lines and Excess and Surplus Lines Insurance Results of Operations, respectively.

Our property casualty insurance operations generated underwriting profits for both 2013 and 2012, following underwriting losses for each of the preceding four years. The $96 million improvement for 2013, compared with 2012, included a $162 million decrease in losses from natural catastrophe events. The $415 million improvement in underwriting results for 2012, compared with 2011, was largely a result of a $315 million increase in earned premiums and a $68 million decrease in losses from natural catastrophe events.

We measure property casualty underwriting profitability primarily by the combined ratio. Our combined ratio measures the percentage of each earned premium dollar spent on claims plus all expenses related to our property casualty operations, all on a pretax basis. A lower ratio indicates more favorable results and better underlying performance. A ratio below 100 percent represents an underwriting profit. Initiatives to improve our combined ratio are discussed in Item 1, Strategic Initiatives. In 2013, 2012 and 2011, favorable development on reserves for claims that occurred in prior accident years helped offset other incurred losses and loss expenses. Reserve development is discussed further in Property Casualty Loss and Loss Expense Obligations and Reserves. Losses from weather-related catastrophes are another important item influencing the combined ratio and are discussed along with other factors in Results of Operations for our property casualty business and related segments.

Our life insurance segment reported a modest profit in 2013, reversing a small loss in 2012. We discuss results for the segment in Life Insurance Results of Operations. Most of this segment’s investment income is included in our investments segment results. In addition to investment income, realized investment gains from the life insurance investment portfolio are also included in our investments segment results.

Strategic Initiatives Overview
Management has worked to identify a strategy that can lead to long-term success, with concurrence by the board of directors. Our strategy is intended to position us to compete successfully in the markets we have targeted while appropriately managing risk. We discuss our long-term, proven strategy in Item 1, Our Business and Our Strategy. We believe successful implementation of initiatives that support our strategy will help us better serve our agent customers and reduce volatility in our financial results while we also grow earnings and book value over the long-term, successfully navigating challenging economic, market or industry pricing cycles.

•
Improve insurance profitability – Implementation of these initiatives is intended to enhance underwriting expertise and knowledge, thereby increasing our ability to manage our business while also gaining efficiency. Better profit margins can arise from additional information and more focused action on underperforming product lines, plus pricing capabilities we are expanding through the use of technology and analytics. Improved internal processes with additional performance metrics can help us be more efficient and effective. These initiatives also support the ability of the independent agencies that represent us to grow profitably by allowing them to serve clients faster and to more efficiently manage agency expenses.

•
Drive premium growth – Implementation of these initiatives is intended to further penetrate each market we serve through our independent agencies. Strategies aimed at specific market opportunities, along with service enhancements, can help our agents grow and increase our share of their business. Diversified growth also may reduce variability of losses from weather-related catastrophes.

We discuss these strategic initiatives, along with related metrics to assess progress, in Item 1, Strategic Initiatives. Below is a review of highlights of our financial results for the past three years. Detailed discussion of these topics appears in Results of Operations and Liquidity and Capital Resources.

Factors Influencing Our Future Performance
Our view of the shareholder value we can create over the next five years relies largely on three assumptions – each highly dependent on the external environment. First, we anticipate our average commercial and personal insurance prices will increase in excess of our loss cost trends. Second, we assume that the economy can maintain a growth track during 2014. Third, we assume that valuations of our marketable securities will vary within a typical range, based on historical trends. If those assumptions prove to be inaccurate, we may not be able to achieve our performance targets even if we accomplish our strategic objectives.

Other factors that could influence our ability to achieve our targets include:

•
We expect the insurance marketplace to remain competitive, which is likely to cause carriers to pursue strategies that they believe could lead to economies of scale, market share gains or the potential for an improved competitive posture.

•
We expect the independent insurance agency system to remain strong, with continued agency consolidation. If soft insurance market conditions return in 2014, it will create additional risk for agencies.

•
We expect initiatives that make it easier for agents to do business with us to continue to be a significant factor in agency relationships. Technology is a major driver, with policyholders increasingly demanding online services and access from agents or carriers.

We discuss in our Item 1A, Risk Factors, many potential risks to our business and our ability to achieve our qualitative and quantitative objectives. These are real risks, but their probability of occurring may not be high. We also believe that our risk management programs generally could mitigate their potential effects, in the event they would occur. For the year 2014, we believe our value creation ratio could be below our long-term target for several reasons.

•
The rally in financial markets during recent years had a favorable impact on our value creation ratio, offsetting the unfavorable impact of the sharp decline in financial markets during 2008. Financial markets continued to display volatility during 2013, and some predict more turbulence in 2014 from effects such as changes in government policy, growth challenges for emerging country economies or other geopolitical events that could also affect the U.S. economy and markets. Should financial markets decline during 2014, which could occur as part of typical market volatility patterns, the related book value component of our 2014 value creation ratio could also register a weak or negative result.

•
A return of soft insurance market pricing could significantly affect growth rates and earned premium levels into 2014 and for some time into the future, depending on insurance market conditions. After several years of market conditions that weakened loss ratios and hampered near-term profitability, conditions affecting property casualty insurance markets have improved since late 2011. In the future, economic factors, including inflation, may increase our claims and settlement expenses related to medical care, litigation and construction.

•
The slowly recovering economy continued to help increase the value of business and personal insurable assets owned by policyholders in 2013. If the economy falters, we may experience low or no premium growth for the property casualty industry. Property casualty written premium growth also may lag as some of our growth initiatives require more time to reach their full contribution.

•
We will incur costs for continued investment in our business, including technology, geographic expansion and process initiatives to create long-term value. In addition, we will not see the full advantage of some of these investments for several years.

Critical Accounting Estimates
Cincinnati Financial Corporation’s financial statements are prepared using GAAP. These principles require management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. Actual results could differ materially from those estimates.

The significant accounting policies used in the preparation of the financial statements are discussed in Item 8, Note 1 of the Consolidated Financial Statements. In conjunction with that discussion, material implications of uncertainties associated with the methods, assumptions and estimates underlying the company’s critical accounting policies are discussed below. The audit committee of the board of directors reviews the annual financial statements with management and the independent registered public accounting firm. These discussions cover the quality of earnings, review of reserves and accruals, reconsideration of the suitability of accounting principles, review of highly judgmental areas including critical accounting policies, audit adjustments and such other inquiries as may be appropriate.

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

For some lines of business that we write, a considerable and uncertain amount of time can elapse between the occurrence, reporting and payment of insured claims. The amount we will actually have to pay for such claims also can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate. Gross loss and loss expense reserves were $4.241 billion at year-end 2013 compared with $4.169 billion at year-end 2012.

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

We also establish IBNR reserves to provide for all unpaid loss and loss expenses not accounted for by case reserves:

•
For events designated as natural catastrophes, we calculate bulk reserves directly as a result of an estimated IBNR claim count and an estimated average claim amount for each event. Once case reserves are established for a catastrophe event, we reduce the bulk reserves. Our claims department management coordinates the assessment of these events and prepares the related bulk reserve estimates. Such an assessment involves a comprehensive analysis of the nature of the event, of policyholder exposures within the affected geographic area and of available claims intelligence. Depending on the nature of the event, available claims intelligence could include surveys of field claims associates within the affected geographic area, feedback from a catastrophe claims team sent into the area, as well as data on claims reported as of the financial statement date. To determine whether an event is designated as a catastrophe, we generally use the catastrophe definition provided by Property Claims Service (PCS), a division of Insurance Services Office (ISO). PCS defines a catastrophe as an event that causes countrywide damage of $25 million or more in insured property losses and affects a significant number of policyholders and insureds.

•
For asbestos and environmental claims, we calculate IBNR reserves by deriving an actuarially-based estimate of total unpaid loss and loss expenses. We then reduce the estimate by total case reserves. We discuss the reserve analysis that applies to asbestos and environmental reserves in Liquidity and Capital Resources, Asbestos and Environmental Reserves.

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

Our actuarial staff also devotes significant time and effort to the estimation of model and method parameters. The loss development and Bornhuetter-Ferguson methods require the estimation of numerous loss development factors. The Bornhuetter-Ferguson methods also involve the estimation of numerous ultimate loss ratios by accident year. Models from the probabilistic trend family require the estimation of development trends, calendar year inflation trends and exposure levels. Consequently, our actuarial staff monitors a number of trends and measures to gain key business insights necessary for exercising appropriate judgment when estimating the parameters mentioned, such as:

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

Quarterly, our actuarial staff summarizes their reserve analysis by preparing an actuarial best estimate and a range of reasonable IBNR reserves intended to reflect the uncertainty of the estimate. An inter-departmental committee that includes our actuarial management team reviews the results of each quarterly reserve analysis. The committee establishes management’s best estimate of IBNR reserves, which is the amount that is included in each period’s financial statements. In addition to the information provided by actuarial staff, the committee also considers factors such as:

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

The table below provides standard errors and reserve ranges by major property casualty lines of business and in total for net loss and loss expense reserves as well as the potential effects on our net income, assuming a 35 percent federal tax rate. Standard errors and reserve ranges for assorted groupings of these lines of business cannot be computed by simply adding the standard errors and reserve ranges of the component lines of business, since such an approach would ignore the effects of product diversification. See Liquidity and Capital Resources, Property Casualty Loss and Loss Expense Obligations and Reserves, Range of Reasonable Reserves, for more details on our total reserve range. While the table reflects our assessment of the most likely range within which each line’s actual unpaid loss and loss expenses may fall, one or more lines’ actual unpaid loss and loss expenses could nonetheless fall outside of the indicated ranges.

(In millions)	Net loss and loss expense range of reserves
	Carried reserves	Low point	High point	Standard error	Net income effect

At December 31, 2013
Total	$3,942	$3,727	$4,078

Commercial casualty	$1,532	$1,368	$1,643	$138	$90
Commercial property	241	223	260	19	12
Commercial auto	371	352	391	19	12
Workers' compensation	966	873	1,059	93	60
Personal auto	198	189	207	9	6
Homeowners	106	98	113	7	5

At December 31, 2012
Total	$3,813	$3,598	$3,918

Commercial casualty	$1,512	$1,341	$1,588	$123	$80
Commercial property	222	199	245	23	15
Commercial auto	351	333	370	19	12
Workers' compensation	931	845	1,018	87	57
Personal auto	182	174	191	9	6
Homeowners	120	112	127	8	5

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

The application of our impairment policy resulted in other-than-temporary impairment (OTTI) charges that reduced our income before income taxes by $2 million in 2013, $33 million in 2012 and $57 million in 2011. Impairment charges are recorded for other-than-temporary declines in value, if, in the asset impairment committee’s judgment, the value is not expected to be recouped within a designated recovery period. OTTI losses represent noncash charges to income and are reported as realized investment losses.

Our internal investment portfolio managers monitor their assigned portfolios. If a security is valued below cost or amortized cost, the portfolio managers undertake additional reviews. Such declines often occur in conjunction with events taking place in the overall economy and market, combined with events specific to the industry or operations of the issuing organization. Managers review quantitative measurements such as a declining trend in fair value, the extent of the fair value decline and the length of time the value of the security has been depressed, as well as qualitative measures such as pending events, credit ratings and issuer liquidity. We are even more proactive when these declines in valuation are greater than might be anticipated when viewed in the context of overall economic and market conditions. We provide information about valuation of our invested assets in Item 8, Note 2 of the Consolidated Financial Statements.

All securities valued below 100 percent of cost or amortized cost are reported to the asset impairment committee for evaluation. Securities valued between 95 percent and 100 percent of cost or amortized cost are reviewed but not monitored separately by the committee. When evaluating for OTTI, the committee considers the company’s intent and ability to retain a security for a period adequate to recover its cost. Because of the company’s financial strength and other factors discussed below, management may not impair certain securities even when they are fair valued below cost or amortized cost.

Securities that have previously been other-than-temporarily impaired are evaluated based on their adjusted cost or amortized cost and further written down, if deemed appropriate. We provide detailed information about securities fair valued in a continuous loss position at year-end 2013 in Item 7A, Application of Asset Impairment Policy.

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

For each of our equity securities in an unrealized loss position at December 31, 2013, we applied the objective quantitative and qualitative criteria of our invested asset impairment policy for OTTI. Based on the individual qualitative and quantitative factors, as discussed above, we evaluate and determine an expected recovery period for each security. A change in the condition of a security can warrant impairment before the expected recovery period. If the security has not recovered cost within the expected recovery period, the security is other-than-temporarily impaired. Our long-term equity investment philosophy, emphasizing companies with strong indications of paying and growing dividends, combined with our strong statutory capital and surplus, liquidity and cash flow, provide us the ability to hold these investments through what we believe to be slightly longer recovery periods during times of historic levels of market volatility.

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

Fair Value Measurements

Valuation of Financial Instruments
Valuation of financial instruments, primarily securities held in our investment portfolio, is a critical component of our year-end financial statement preparation. Accounting Standards Codification (ASC) 820-10, Fair Value Measurements and Disclosures, defines fair value as the exit price or the amount that would be (1) received to sell an asset or (2) paid to transfer a liability in an orderly transaction between marketplace participants at the measurement date. When determining an exit price, we must, whenever possible, rely upon observable market data.

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

Financial assets and liabilities recorded in the Consolidated Balance Sheets are categorized based on the inputs to the valuation techniques as described in Item 8, Note 3 of the Consolidated Financial Statements.

Level 1 and Level 2 Valuation Techniques
Over 99 percent of the $13.496 billion of securities in our investment portfolio, measured at fair value, are classified as Level 1 or Level 2. Financial assets that fall within Level 1 and Level 2 are priced according to observable data from identical or similar securities that have traded in the marketplace. Also within Level 2 are securities that are valued by outside services or brokers where we have evaluated the pricing methodology and determined that the inputs are observable.

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

Management ultimately determined the pricing for each Level 3 security that we considered to be the best exit price valuation. As of December 31, 2013, total Level 3 assets were less than 1 percent of our investment portfolio measured at fair value. Broker quotes are obtained for thinly traded securities that subsequently fall within the Level 3 hierarchy. We have generally obtained and evaluated two nonbinding quotes from brokers; our investment professionals determine our best estimate of fair value.

Employee Benefit Pension Plan
We have a defined benefit pension plan that was modified during 2008; refer to Item 8, Note 13, for additional information. Contributions and pension costs are developed from annual actuarial valuations. These valuations involve key assumptions including discount rates, expected return on plan assets and compensation increase rates, which are updated annually. Any adjustments to these assumptions are based on considerations of current market conditions. Therefore, changes in the related pension costs or credits may occur in the future due to changes in assumptions.

Key assumptions used in developing the 2013 benefit obligation for our qualified plan were a 5.15 percent discount rate and rates of compensation increases ranging from 2.75 percent to 3.25 percent. To determine the discount rate, a hypothetical diversified portfolio of actual domestic Aa rated bonds was chosen to provide payments approximately matching the plan’s expected benefit payments. A single interest rate was determined based on the anticipated yield of the constructed portfolio.

Key assumptions used in developing the 2013 net pension expense for our qualified plan were a 4.20 percent discount rate, a 7.50 percent expected return on plan assets and rates of compensation increases ranging from 2.75 percent to 3.25 percent.

In 2013, the net pension expense was $20 million. In 2014, we expect the net pension expense to be $10 million.

Holding all other assumptions constant, a 0.5 percentage-point decrease in the discount rate would decrease our 2014 income before income taxes by $1 million. A 0.5 percentage point decrease in the expected return on plan assets would decrease our 2014 income before income taxes by $1 million.

The fair value of the plan assets exceeded the accumulated benefit obligation by $23 million at year-end 2013 while the fair value of plan assets was $44 million less than the accumulated benefit obligation at year-end 2012. The fair value of the plan assets was $4 million less than the projected plan benefit obligation at year-end 2013 and $82 million less at year-end 2012. Market conditions and interest rates significantly affect future assets and liabilities of the pension plan. During the first quarter of 2014, we contributed $5 million to our qualified plan.

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

Recent Accounting Pronouncements
Information about recent accounting pronouncements is provided in Item 8, Note 1 of the Consolidated Financial Statements. We have determined that recent accounting pronouncements have not had, nor are they expected to have, any material impact on our consolidated financial statements.

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

We measure profit or loss for our commercial lines, personal lines and excess and surplus lines property casualty and life insurance segments based upon underwriting results (profit or loss), which represent net earned premium less loss and loss expenses and underwriting expenses on a pretax basis. We also frequently evaluate results for our consolidated property casualty insurance operations, which is the total of our commercial, personal, and excess and surplus lines insurance results. Underwriting results and segment pretax operating income are not substitutes for net income determined in accordance with GAAP.

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

The calculations of segment data are described in more detail in Item 8, Note 18, of the Consolidated Financial Statements. The following sections provide analysis and discussion of results of operations for each of the five segments.

Consolidated Property Casualty Insurance Results of Operations
Earned and net written premiums for our consolidated property casualty operations grew in 2013, reflecting higher pricing and strategic initiatives for targeted growth. A key measure of property casualty profitability is underwriting profit or loss. Our 2013 underwriting profit of $233 million represents a $96 million improvement over 2012. The improvement included a $162 million decrease in natural catastrophe losses, mostly from severe weather. Improved 2013 underwriting results included better current accident year loss experience before catastrophes, reflecting higher pricing in addition to the effects of our initiatives to improve pricing precision and loss experience related to claims and loss control practices. Prior accident year loss experience before catastrophes during 2013 was favorable but less so than in 2012. The less favorable experience was primarily due to re-estimates of losses and loss expenses incurred but not reported (IBNR).

The table below highlights property casualty results of operations, with analysis and discussion in the sections that follow.

Overview – Three-Year Highlights

(Dollars in millions)	Years ended December 31,			2013-2012	2012-2011
	2013	2012	2011	Change %	Change %
Earned premiums	$3,713	$3,344	$3,029	11	10
Fee revenues	4	6	4	(33)	50
Total revenues	3,717	3,350	3,033	11	10
Loss and loss expenses from:
Current accident year before catastrophe losses	2,249	2,160	2,213	4	(2)
Current accident year catastrophe losses	199	373	407	(47)	(8)
Prior accident years before catastrophe losses	(120)	(357)	(280)	66	(28)
Prior accident years catastrophe losses	(27)	(39)	(5)	31	(680)
Total loss and loss expenses	2,301	2,137	2,335	8	(8)
Underwriting expenses	1,183	1,076	976	10	10
Underwriting profit (loss)	$233	$137	$(278)	70	nm
Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	60.6%	64.6%	73.0%	(4.0)	(8.4)
Current accident year catastrophe losses	5.4	11.1	13.4	(5.7)	(2.3)
Prior accident years before catastrophe losses	(3.3)	(10.7)	(9.3)	7.4	(1.4)
Prior accident years catastrophe losses	(0.8)	(1.1)	(0.1)	0.3	(1.0)
Total loss and loss expense	61.9	63.9	77.0	(2.0)	(13.1)
Underwriting expense	31.9	32.2	32.3	(0.3)	(0.1)
Combined ratio	93.8%	96.1%	109.3%	(2.3)	(13.2)

Combined ratio:	93.8%	96.1%	109.3%	(2.3)	(13.2)
Contribution from catastrophe losses and prior years reserve development	1.3	(0.7)	4.0	2.0	(4.7)
Combined ratio before catastrophe losses and prior years reserve development	92.5%	96.8%	105.3%	(4.3)	(8.5)

Performance highlights for consolidated property casualty operations include:

•
Premiums – Strong growth in renewal and new business written premiums drove double-digit increases in earned premiums and net written premiums for both 2013 and 2012. Premium volumes rose at a healthy rate in each of our property casualty segments. Higher and more precise pricing continues to benefit operating results and is further discussed by segment in the results of operations sections below. A sixth straight year of higher new business premiums reflected our premium growth initiatives from recent years that continue to favorably affect current year growth, particularly as newer agency relationships mature over time. Agents appointed during 2012 or 2013 produced an increase in standard lines new business of $31 million during 2013, compared with 2012. A higher level of insured exposures, reflecting improvement in some areas of the economy, also favorably affected growth in net written premiums, primarily in our commercial lines segment. The contributions to commercial lines premiums from audits, which are significantly affected by economic trends, are further discussed in Commercial Lines Insurance Results of Operations.
Other written premiums – primarily premiums ceded to our reinsurers as part of our reinsurance program – contributed $14 million to the $411 million of growth in 2013 net written premiums. The change in other written premiums included a relatively small increase in premiums ceded through reinsurance transactions and was offset by increases from other premium sources.

The table below analyzes premium revenue components and trends. Premium trends by segment are further discussed for the respective property casualty segments.

(Dollars in millions)	Years ended December 31,			2013-2012	2012-2011
	2013	2012	2011	Change %	Change %
Agency renewal written premiums	$3,493	$3,138	$2,867	11	9
Agency new business written premiums	543	501	437	8	15
Other written premiums	(143)	(157)	(206)	9	24
Net written premiums	3,893	3,482	3,098	12	12
Unearned premium change	(180)	(138)	(69)	(30)	(100)
Earned premiums	$3,713	$3,344	$3,029	11	10

•
Combined ratio – The 2013 combined ratio improved 2.3 percentage points compared with 2012, including 5.4 points from lower catastrophe losses. Our recent-year initiatives to improve pricing precision and loss experience related to claims and loss control practices helped lower ratios for losses and loss expenses before catastrophe losses and prior year reserve development. We further discuss those ratios and ones related to reserve development in the sections that follow our discussion below in Catastrophe Losses Incurred.

Our statutory combined ratio was 92.7 percent in 2013 compared with 95.4 percent in 2012 and 108.9 percent in 2011. The estimated statutory combined ratio for the property casualty industry, with the industry’s ratio excluding its mortgage and financial guaranty lines of business, was 97.6 percent in 2013, 102.2 percent in 2012 and 106.7 percent in 2011. The contribution of catastrophe losses to our statutory combined ratio was 4.6 percentage points in 2013, 10.0 percentage points in 2012 and 13.3 percentage points in 2011, compared with an industry estimate of 3.2, 7.5 and 9.4 percentage points, respectively. Components of the combined ratio are discussed below, followed by additional discussion by segment.
Catastrophe loss trends are an important factor in assessing trends for overall underwriting results. Our 10-year historical annual average contribution of catastrophe losses to the combined ratio was 6.1 percentage points at December 31, 2013. Our five-year average was 7.7 percentage points. Incurred losses from a May 20-27, 2011, storm system that included Joplin, Missouri, represent the single-largest catastrophe event in our company’s history.

The following table shows catastrophe losses incurred, net of reinsurance, for the past three years, as well as the effect of loss development on prior period catastrophe reserves. We individually list declared catastrophe events for which our incurred losses reached or exceeded $10 million.
Catastrophe Losses Incurred

(In millions, net of reinsurance)					Excess
			Commercial	Personal	and surplus
Dates	Events	Regions	lines	lines	lines	Total
2013
Mar. 18-19	Hail, wind	South	$4	$7	$—	$11
Apr. 7-11	Hail, lightning, wind	West, Midwest	12	10	—	22
Apr. 16-19	Hail, lightning, wind	Midwest	5	6	—	11
May. 18-20	Hail, lightning, wind	South, Midwest, Northeast	9	1	—	10
May. 28-29	Hail, lightning, wind	South	8	2	1	11
Jun. 24-26	Hail, lightning, wind	Midwest, Northeast	5	6	—	11
Jul. 9-11	Hail, lightning, wind	Midwest, Northeast	5	6	—	11
Jul. 23-24	Hail, lightning, wind	South, Midwest	14	4	—	18
Aug. 6-7	Hail, lightning, wind	Midwest	6	9	—	15
Nov. 17-18	Hail, lightning, wind	South, Midwest	18	17	—	35
All other 2013 catastrophes			28	16	—	44
Development on 2012 and prior catastrophes			(17)	(10)	—	(27)
Calendar year incurred total			$97	$74	$1	$172

2012
Feb. 28-29	Hail, wind, tornado	Midwest	$19	$6	$—	$25
Mar. 2-3	Hail, wind, tornado	Midwest, South	30	48	—	78
Apr. 28-29	Hail, lightning, wind	Midwest, South	53	26	1	80
Jun. 28-Jul. 2	Hail, lightning, wind	Midwest, Northeast, South	39	42	—	81
Jul. 2-4	Hail, lightning, wind	Midwest, Northeast	7	5	—	12
Oct. 28-31	Sandy	Midwest, Northeast, South	20	10	—	30
All other 2012 catastrophes			43	23	1	67
Development on 2011 and prior catastrophes			(17)	(22)	—	(39)
Calendar year incurred total			$194	$138	$2	$334

2011
Apr. 3-5	Hail, wind, tornado	South, Midwest	$15	$23	$—	$38
Apr. 8-11	Hail, wind, tornado	South, Midwest	11	8	—	19
Apr. 14-16	Hail, wind, tornado	South, Midwest	10	4	—	14
Apr. 19-20	Hail, wind	South, Midwest	13	11	—	24
Apr. 22-28	Hail, wind, tornado	South, Midwest	45	31	—	76
May 20-27	Hail, wind, tornado	South, Midwest	42	51	—	93
Jun. 16-22	Hail, wind, tornado	South, Midwest	7	6	—	13
Jul. 10-14	Hail, wind, tornado	Midwest, West	4	6	—	10
Aug. 18-19	Hail, wind, tornado	Midwest	9	1	—	10
Aug. 26-28	Hurricane, wind, tornado	East	22	6	—	28
Sep. 3-6	Tornado, wind	South	9	5	—	14
All other 2011 catastrophes			38	29	1	68
Development on 2010 and prior catastrophes			2	(7)	—	(5)
Calendar year incurred total			$227	$174	$1	$402

Consolidated Property Casualty Insurance Loss and Loss Expenses
Loss and loss expenses include both net paid losses and reserve changes for unpaid losses as well as the associated loss expenses. Most of the incurred losses and loss expenses shown in the consolidated property casualty insurance results three-year highlights table are for the respective current accident years, and reserve development on prior accident years is shown separately. Since less than half of our consolidated property casualty current accident year incurred losses and loss expenses represents net paid amounts, the majority represents reserves for our estimate of ultimate losses and loss expenses. These reserves develop over time, and we re-estimate previously reported reserves as we learn more about the development of the related claims. The table below illustrates that development. For example, the 75.7 percent accident year 2012 loss and loss expense ratio reported as of December 31, 2012, developed favorably by 3.0 percentage points to 72.7 percent due to claims settling for less than previously estimated, or due to updated reserve estimates for unpaid claims, as of December 31, 2013. Accident years 2012 and 2011 have both developed favorably, as indicated by the progression over time for the ratios in the table.

(Dollars in millions)
Accident year loss and loss expenses incurred and ratios to earned premiums:
Accident Year:	2013	2012	2011	2013	2012	2011
as of December 31, 2013	$2,448	$2,431	$2,425	66.0%	72.7%	80.1%
as of December 31, 2012		2,533	2,467		75.7	81.5
as of December 31, 2011			2,620			86.4

Catastrophe loss trends, discussed above, explain much of the movement in current accident year loss and loss expense ratios for years 2011 through 2013. Catastrophe losses added 5.4 percentage points for 2013, 11.1 points for 2012 and 13.4 points for 2011 to the respective consolidated property casualty current accident year loss and loss expense ratios in the table above.

The 60.6 percent ratio for current accident year loss and loss expenses before catastrophe losses for 2013 improved 4.0 percentage points compared with the 64.6 percent accident year 2012 ratio measured as of December 31, 2012. Large losses described below and the corresponding ratios for new losses above $250,000 improved the 2013 ratio by 0.2 percentage points. We believe the remaining 3.8 percentage points of the improvement was largely due to initiatives to improve pricing precision and loss experience related to claims and loss control practices, somewhat offset by normal loss cost inflation.

Reserve development on prior accident years continued to net to a favorable amount in 2013. We recognized $147 million in favorable development in 2013, less benefit than $396 million in 2012 and $285 million in 2011. Of the $249 million decrease in 2013, compared with 2012, $156 million was attributable to re-estimates of IBNR. Approximately 57 percent of our reserve development on prior accident years recognized during 2013 occurred in our commercial casualty and workers’ compensation lines of business. In 2012, those lines of business were responsible for approximately 63 percent of the favorable reserve development. As discussed in Liquidity and Capital Resources, Property Casualty Loss and Loss Expense Obligations and Reserves, Consolidated Property Casualty Insurance Development of Estimated Reserves by Accident Year, those lines are considered long-tail lines with potential for revisions inherent in estimating reserves. Development recognized during 2011 was also primarily from our commercial casualty and workers’ compensation lines of business. Development by line of business is further analyzed in Consolidated Property Casualty Insurance Development of Estimated Reserves by Accident Year.

Consolidated Property Casualty Insurance Losses by Size

(Dollars in millions)	Years ended December 31,			2013-2012	2012-2011
	2013	2012	2011	Change %	Change %
New losses greater than $4,000,000	$82	$68	$56	21	21
New losses $1,000,000-$4,000,000	173	161	173	7	(7)
New losses $250,000-$1,000,000	214	205	217	4	(6)
Case reserve development above $250,000	267	250	210	7	19
Total large losses incurred	736	684	656	8	4
Other losses excluding catastrophe losses	1,033	794	898	30	(12)
Catastrophe losses	166	321	395	(48)	(19)
Total net losses incurred	$1,935	$1,799	$1,949	8	(8)
Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
New losses greater than $4,000,000	2.2%	2.0%	1.9%	0.2	0.1
New losses $1,000,000-$4,000,000	4.7	4.8	5.7	(0.1)	(0.9)
New losses $250,000-$1,000,000	5.8	6.1	7.2	(0.3)	(1.1)
Case reserve development above $250,000	7.1	7.5	6.9	(0.4)	0.6
Total large loss ratio	19.8	20.4	21.7	(0.6)	(1.3)
Other losses excluding catastrophe losses	27.8	23.8	29.6	4.0	(5.8)
Catastrophe losses	4.5	9.6	13.1	(5.1)	(3.5)
Total net loss ratio	52.1%	53.8%	64.4%	(1.7)	(10.6)

In 2013, total large losses incurred increased by $52 million or 8 percent, net of reinsurance. The corresponding ratio decreased 0.6 percentage points, as earned premium growth was higher than the rate of growth in total large losses. Large loss trends are further analyzed in the segment discussion and analysis that follows discussion of consolidated property casualty results. Our analysis of large losses incurred indicated no unexpected concentration of these losses and reserve increases by geographic region, policy inception, agency or field marketing territory. We believe the inherent volatility of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the volatility in addition to general inflationary trends in loss costs.

Consolidated Property Casualty Insurance Underwriting Expenses

(Dollars in millions)	Years ended December 31,			2013-2012	2012-2011
	2013	2012	2011	Change %	Change %
Commission expenses	$705	$635	$565	11	12
Other underwriting expenses	462	425	395	9	8
Policyholder dividends	16	16	16	0	0
Total underwriting expenses	$1,183	$1,076	$976	10	10
Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Commission expense	19.0%	19.0%	18.7%	0.0	0.3
Other underwriting expense	12.5	12.7	13.1	(0.2)	(0.4)
Policyholder dividends	0.4	0.5	0.5	(0.1)	0.0
Total underwriting expense ratio	31.9%	32.2%	32.3%	(0.3)	(0.1)

Consolidated property casualty commission expenses rose $70 million or 11 percent, with profit-sharing commissions for agencies rising by $5 million. In 2013, commission expenses as a percent of earned premiums resulted in a ratio that matched 2012. The 2013 ratio for other underwriting expenses was 0.2 percentage-points lower than 2012, reflecting an 11 percent increase in earned premiums that was higher than the 9 percent increase in those expenses.

Commission expenses include our profit-sharing commissions, which are primarily based on one-year and three-year profitability of an agency’s business. The aggregate profit trend for agencies that earn these profit-based commissions can differ from the aggregate profit trend for all agencies reflected in our consolidated property casualty results.

Salaries, benefits and payroll taxes for our associates account for approximately half of our property casualty other underwriting expenses. Most of our associates either provide direct service to the property casualty portion of our agencies’ businesses or provide support to those associates. Since the end of 2009, the total number of associates, on a consolidated basis, declined slightly, reflecting careful management of our noncommission expenses. The total number of field associates providing direct service to agencies rose by 9 percent, reflecting our emphasis on providing excellent service in addition to territory expansion.

Discussions below of our property casualty insurance segments provide additional detail about our results.

Commercial Lines Insurance Results of Operations

Overview – Three-Year Highlights

(Dollars in millions)	Years ended December 31,			2013-2012	2012-2011
	2013	2012	2011	Change %	Change %
Earned premiums	$2,636	$2,383	$2,197	11	8
Fee revenues	3	4	3	(25)	33
Total revenues	2,639	2,387	2,200	11	9
Loss and loss expenses from:
Current accident year before catastrophe losses	1,577	1,501	1,579	5	(5)
Current accident year catastrophe losses	114	211	225	(46)	(6)
Prior accident years before catastrophe losses	(78)	(275)	(236)	72	17
Prior accident years catastrophe losses	(17)	(17)	2	0	nm
Total loss and loss expenses	1,596	1,420	1,570	12	(10)
Underwriting expenses	857	786	732	9	7
Underwriting profit (loss)	$186	$181	$(102)	3	nm
Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	59.8%	62.9%	71.8%	(3.1)	(8.9)
Current accident year catastrophe losses	4.3	8.9	10.3	(4.6)	(1.4)
Prior accident years before catastrophe losses	(3.0)	(11.6)	(10.8)	8.6	(0.8)
Prior accident years catastrophe losses	(0.6)	(0.7)	0.1	0.1	(0.8)
Total loss and loss expense	60.5	59.5	71.4	1.0	(11.9)
Underwriting expense	32.5	33.0	33.4	(0.5)	(0.4)
Combined ratio	93.0%	92.5%	104.8%	0.5	(12.3)

Combined ratio:	93.0%	92.5%	104.8%	0.5	(12.3)
Contribution from catastrophe losses and prior years reserve development	0.7	(3.4)	(0.4)	4.1	(3.0)
Combined ratio before catastrophe losses and prior years reserve development	92.3%	95.9%	105.2%	(3.6)	(9.3)

Performance highlights for the commercial lines segment include:

•
Premiums – Earned premiums and net written premiums each rose at a double-digit pace in 2013, primarily due to a $242 million increase in renewal written premiums, which continued to reflect improved pricing. Premium growth initiatives and higher pricing drove new business written premium growth of $39 million in 2013, also contributing to the increase in net written and earned premiums.

•
Combined ratio – The 2013 combined ratio remained at a healthy sub-95 percent level, up less than 1 percentage point from 2012. The ratio for catastrophe losses and loss expenses was 4.5 percentage points lower than in 2012 and the ratio for current accident year losses and loss expenses before catastrophe losses improved by 3.1 points, reflecting benefits from higher pricing and from recent-year initiatives to improve pricing precision and loss experience related to claims and loss control practices. Development on prior accident years’ loss and loss expenses before catastrophes during 2013 was 8.6 percentage points less favorable than in 2012, including 8.1 points from re-estimates of IBNR losses and loss expenses.

Initiatives to improve commercial lines underwriting profitability complement our business practices that continue to leverage the local presence of our field staff. Field marketing representatives meet with local agencies to assess each risk, determine limits of insurance and establish appropriate terms and conditions. They continue to underwrite new business while field loss control, machinery and equipment and claims representatives continue to conduct on-site inspections. Field claims representatives also assist underwriters by preparing full reports on their first-hand observations of risk quality.
Our commercial lines statutory combined ratio was 91.8 percent in 2013 compared with 92.1 percent in 2012 and 104.2 percent in 2011. The estimated commercial lines combined ratios for the industry were 98.3 percent in 2013, 104.4 percent in 2012 and 106.8 percent in 2011. The industry’s ratios exclude its mortgage and financial guaranty lines of business. The contribution of catastrophe losses to our commercial lines statutory combined ratio was 3.7 percentage points in 2013, 8.2 percentage points in 2012 and 10.4 percentage points in 2011, compared with an industry estimate of 2.5, 7.4 and 7.4 percentage points, respectively.

Commercial Lines Insurance Premiums

(Dollars in millions)	Years ended December 31,			2013-2012	2012-2011
	2013	2012	2011	Change %	Change %
Agency renewal written premiums	$2,471	$2,229	$2,063	11	8
Agency new business written premiums	391	352	307	11	15
Other written premiums	(102)	(122)	(152)	16	20
Net written premiums	2,760	2,459	2,218	12	11
Unearned premium change	(124)	(76)	(21)	(63)	(262)
Earned premiums	$2,636	$2,383	$2,197	11	8

We continue to refine our use of predictive analytics tools to improve pricing precision in response to highly competitive commercial lines markets. These tools better align individual insurance policy pricing to risk attributes, providing our underwriters with enhanced abilities to target profitability and to discuss pricing impacts with agency personnel. We also continue to leverage our local relationships with agents through the efforts of our teams that work closely with them. We believe our field focus is unique and has several advantages, including providing us with quality intelligence on local market conditions. We seek to maintain appropriate pricing discipline for both new and renewal business as management emphasizes the importance of our agencies and underwriters assessing account quality to make careful decisions on a case-by-case basis whether to write or renew a policy. Rate credits may be used to retain renewals of quality business and to earn new business, but we do so selectively in order to avoid commercial accounts that we believe have insufficient profit margins.

Our 11 percent increase in 2013 agency renewal written premiums largely reflected higher pricing and improving economic conditions. We measure average changes in commercial lines renewal pricing as the rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies. In 2013, our standard commercial lines policies averaged an estimated pricing change that increased in a mid-single-digit range, somewhat higher in that range than in 2012. The average pricing change for policies renewed during 2011 was slightly positive, near the low end of the low-single-digit range. For policies renewed during both 2010 and 2009, the typical pricing change was a decline, on average in the low-single-digit range. Our average commercial lines pricing change includes the flat pricing effect of certain coverages within package policies written for a three-year term that were in force but did not expire during the period being measured. Therefore, the average commercial lines pricing change we report reflects a blend of policies that did not expire and other policies that did expire during the measurement period.

In recent years prior to 2011, our agency renewal written premium trends included an unfavorable effect from the economic downturn and slow recovery in various regions. In 2013, 2012 and 2011, the effect was favorable. Changes in the economy affect insured exposures that directly relate to premium amounts for any given policy. For commercial accounts, we usually calculate initial estimates for general liability premiums based on estimated sales or payroll volume, while we calculate workers’ compensation premiums based on estimated payroll volume. A change in sales or payroll volume generally indicates a change in demand for a business’s goods or services, as well as a change in its exposure to risk. Policyholders who experience sales or payroll volume changes due to economic factors may also have other exposures requiring insurance, such as commercial auto or commercial property, in addition to general liability and workers’ compensation. Premium levels for these other types of coverages generally are not linked directly to sales or payroll volumes.

Premiums resulting from audits of actual sales or payrolls that confirmed or adjusted initial premium estimates significantly affected premium trends in recent years. On an earned premium basis for our commercial lines segment, audits contributed negative $3 million to the $253 million earned premiums increase in 2013, $35 million of the $186 million earned premiums increase in 2012 and $46 million of the $43 million earned premiums increase in 2011. On a net written premium basis, audits contributed $12 million of the $301 million net written premiums increase in 2013, $30 million of the $241 million net written premiums increase in 2012 and $34 million of the $63 million net written premiums increase in 2011.

In 2013, our commercial lines new business premiums written by our agencies grew 11 percent or $39 million, compared with 15 percent for 2012. In 17 of the 39 states where we market standard market commercial lines policies, new business written premiums grew at a double-digit rate or higher for full-year 2013 compared with the same period of 2012. For new business, our field associates are frequently in our agents’ offices helping to judge the quality of each account, emphasizing the Cincinnati value proposition, calling on sales prospects with those agents, carefully evaluating risk exposure and providing their best quotes. Some of our new business comes from accounts that are not new to the agent. We believe these seasoned accounts tend to be priced more accurately than business that may be less familiar to our agent in cases where it was recently obtained from a competing agent. As we appoint new agencies who choose to move accounts to us, we report these accounts as new business to us.

New business premium volume in recent years has been significantly influenced by new agency appointments. All agencies appointed since the beginning of 2012 produced commercial lines new business written premiums of $40 million during 2013, up $25 million from what they produced during 2012, while all other agencies contributed the remaining $351 million, up $14 million from the $337 million they produced in 2012.

Other written premiums, primarily premiums that are ceded to reinsurers and that lower our net written premiums, had a slightly more favorable effect in 2013 than in 2012. The $30 million change for 2012, compared with 2011, was largely due to $24 million of additional ceded premiums in 2011 for our property catastrophe reinsurance treaty, a result of reinstatement premiums following two large catastrophe events during 2011.

Commercial Lines Insurance Loss and Loss Expenses
Loss and loss expenses include both net paid losses and reserve changes for unpaid losses as well as the associated loss expenses. Most of the incurred losses and loss expenses shown in the commercial lines segment three-year highlights table are for the respective current accident years, and reserve development on prior accident years is shown separately. Since less than half of our commercial lines insurance segment current accident year incurred losses and loss expenses represents net paid amounts, the majority represents reserves for our estimate of ultimate losses and loss expenses. These reserves develop over time, and we re-estimate previously reported reserves as we learn more about the development of the related claims. The table below illustrates that development. For example, the 71.8 percent accident year 2012 loss and loss expense ratio reported as of December 31, 2012, developed favorably by 2.7 percentage points to 69.1 percent due to claims settling for less than previously estimated, or due to updated reserve estimates for unpaid claims, as of December 31, 2013. Accident years 2012 and 2011 for the commercial lines segment have both developed favorably, as indicated by the progression over time for the ratios in the table.

(Dollars in millions)
Accident year loss and loss expenses incurred and ratios to earned premiums:
Accident Year:	2013	2012	2011	2013	2012	2011
as of December 31, 2013	$1,691	$1,646	$1,685	64.1%	69.1%	76.7%
as of December 31, 2012		1,712	1,711		71.8	77.9
as of December 31, 2011			1,804			82.1

Catastrophe losses, as discussed in Consolidated Property Casualty Insurance Results of Operations, explain much of the movement in current accident year loss and loss expense ratios for accident years 2011 through 2013. Catastrophe losses added 4.3 percentage points for 2013, 8.9 points for 2012 and 10.3 points for 2011 to the respective commercial lines current accident year loss and loss expense ratios in the table above.

The 59.8 percent ratio for current accident year loss and loss expenses before catastrophe losses for 2013 improved 3.1 percentage points compared with the 62.9 percent accident year 2012 ratio measured as of December 31, 2012. Large losses, described below, and the corresponding ratios for new losses above $250,000 contributed a 0.3 percentage-point increase to the 2013 ratio. We believe the overall ratio reduction was largely due to higher pricing and initiatives to improve pricing precision and loss experience related to claims and loss control practices, somewhat offset by normal loss cost inflation.

Commercial lines reserve development on prior accident years continued to net to a favorable amount in 2013, as $95 million was recognized, a lower benefit than the $292 million recognized in 2012. Of the $197 million decrease in 2013 compared with 2012, $144 million was attributable to re-estimates of IBNR. More than 85 percent of our commercial lines reserve development on prior accident years recognized during 2013 occurred in our commercial casualty and workers’ compensation lines of business, with approximately 70 percent occurring in commercial casualty. Development recognized during 2012 and 2011 was also mostly from our commercial casualty and workers’ compensation lines of business. Development by line of business and other trends for commercial lines loss and loss expenses and the related ratios are further analyzed in Commercial Lines of Business Analysis and in Liquidity and Capital Resources, Consolidated Property Casualty Insurance Development of Estimated Reserves by Accident Year.

Commercial Lines Insurance Losses by Size

(Dollars in millions)	Years ended December 31,			2013-2012	2012-2011
	2013	2012	2011	Change %	Change %
New losses greater than $4,000,000	$82	$68	$56	21	21
New losses $1,000,000-$4,000,000	137	122	148	12	(18)
New losses $250,000-$1,000,000	154	138	156	12	(12)
Case reserve development above $250,000	241	234	187	3	25
Total large losses incurred	614	562	547	9	3
Other losses excluding catastrophe losses	625	426	517	47	(18)
Catastrophe losses	93	187	223	(50)	(16)
Total losses incurred	$1,332	$1,175	$1,287	13	(9)
Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
New losses greater than $4,000,000	3.1%	2.9%	2.6%	0.2	0.3
New losses $1,000,000-$4,000,000	5.2	5.1	6.7	0.1	(1.6)
New losses $250,000-$1,000,000	5.8	5.8	7.1	0.0	(1.3)
Case reserve development above $250,000	9.2	9.8	8.5	(0.6)	1.3
Total large loss ratio	23.3	23.6	24.9	(0.3)	(1.3)
Other losses excluding catastrophe losses	23.8	17.9	23.5	5.9	(5.6)
Catastrophe losses	3.5	7.8	10.2	(4.3)	(2.4)
Total loss ratio	50.6%	49.3%	58.6%	1.3	(9.3)

In 2013, total large losses incurred increased by $52 million or 9 percent, net of reinsurance. The corresponding ratio decreased 0.3 percentage points, as earned premium growth outpaced the rate of growth in total large losses. The 2013 increase in large losses was primarily due to more commercial fire losses. In 2012, the total large losses incurred ratio was lower than it was in 2011, primarily due to an incurred losses increase for commercial auto and general liability claims. Our analysis indicated no unexpected concentration of these losses and reserve increases by geographic region, policy inception, agency or field marketing territory. We believe the inherent volatility of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the volatility in addition to general inflationary trends in loss costs.

Commercial Lines Insurance Underwriting Expenses

(Dollars in millions)	Years ended December 31,			2013-2012	2012-2011
	2013	2012	2011	Change %	Change %
Commission expenses	$492	$442	$415	11	7
Other underwriting expenses	349	328	301	6	9
Policyholder dividends	16	16	16	0	0
Total underwriting expenses	$857	$786	$732	9	7
Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Commission expense	18.7%	18.6%	18.9%	0.1	(0.3)
Other underwriting expense	13.2	13.7	13.8	(0.5)	(0.1)
Policyholder dividends	0.6	0.7	0.7	(0.1)	0.0
Total underwriting expense ratio	32.5%	33.0%	33.4%	(0.5)	(0.4)

Commercial lines commission expenses as a percent of earned premiums were essentially unchanged in 2013, compared with 2012. The ratio decreased slightly during 2012, compared with 2011, largely due to higher earned premiums that offset the effect of higher agency profit-sharing commissions.

The 2013 ratio for other underwriting expenses decreased by 0.5 percentage points, as earned premiums grew faster than expenses. This ratio had also decreased slightly in 2012 as higher earned premiums offset an increase in expenses.

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

For 2013, commercial casualty, our largest line of business representing over 30 percent of earned premiums for our commercial lines segment, continued to be very profitable, based on the total loss and loss expense ratio. Specialty packages, representing approximately 5 percent of earned premiums for our commercial lines segment, was the only commercial line of business with 2013 total loss and loss expense ratios significantly higher than we desired. As discussed below, we are taking actions to improve pricing and reduce loss costs to benefit future profitability trends.

Commercial Casualty

(Dollars in millions)	Years ended December 31,			2013-2012	2012-2011
	2013	2012	2011	Change %	Change %
Written premiums	$897	$793	$710	13	12
Earned premiums	856	767	711	12	8
Loss and loss expenses from:
Current accident year before catastrophe losses	$479	$492	$496	(3)	(1)
Current accident year catastrophe losses	—	—	—	nm	nm
Prior accident years before catastrophe losses	(70)	(177)	(132)	60	(34)
Prior accident years catastrophe losses	—	—	—	nm	nm
Total loss and loss expenses	$409	$315	$364	30	(13)
Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	56.0%	64.1%	69.7%	(8.1)	(5.6)
Current accident year catastrophe losses	—	—	—	0.0	0.0
Prior accident years before catastrophe losses	(8.2)	(23.1)	(18.5)	14.9	(4.6)
Prior accident years catastrophe losses	—	—	—	0.0	0.0
Total loss and loss expense ratio	47.8%	41.0%	51.2%	6.8	(10.2)

Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident Year:	2013	2012	2011	2013	2012	2011
as of December 31, 2013	$479	$457	$425	56.0%	59.6%	59.7%
as of December 31, 2012		492	450		64.1	63.3
as of December 31, 2011			496			69.7

Commercial casualty is our largest line of business and has in recent years maintained a very satisfactory total loss and loss expense ratio. Premium growth was strong in 2013, exceeding 2012 growth rates. Growth in both years included the effects of higher pricing and premium growth initiatives that helped new business written premiums increase more than 15 percent in 2013 and nearly 20 percent in 2012. During 2011, our underwriters began making full use of predictive modeling tools for general liability coverages in our commercial package accounts, and we believe such tools are improving our pricing precision.

Improving economic conditions also contributed to growth through higher premiums from audits that confirmed or adjusted initial premium estimates. As discussed in the commercial lines insurance premiums section of Commercial Lines Insurance Results of Operations, economic trends cause corresponding changes in underlying insured exposures, including general liability coverage where the premium amount is heavily influenced by economically-driven measures of risk exposure such as sales volume.

The 2013 total loss and loss expense ratio rose 6.8 percentage points, as a lower ratio for current accident year losses and loss expenses was offset by less benefit from favorable development on prior accident year reserves. That favorable reserve development occurred at a satisfactory level in 2013, but was less than in 2012. Moderation in loss cost trends, particularly for umbrella liability coverage included in many commercial package accounts, had a larger than usual effect in 2012. Development trends are further discussed in Liquidity and Capital Resources, Consolidated Property Casualty Insurance Development of Estimated Reserves by Accident Year.

The 2012 total loss and loss expense ratio improved by 10.2 percentage points, reflecting lower current accident year losses and loss expenses and favorable development on prior accident year reserves.

Commercial Property

(Dollars in millions)	Years ended December 31,			2013-2012	2012-2011
	2013	2012	2011	Change %	Change %
Written premiums	$673	$573	$512	17	12
Earned premiums	623	545	497	14	10
Loss and loss expenses from:
Current accident year before catastrophe losses	$315	$251	$309	25	(19)
Current accident year catastrophe losses	93	173	146	(46)	18
Prior accident years before catastrophe losses	(8)	(17)	(21)	53	19
Prior accident years catastrophe losses	(14)	(9)	3	(56)	nm
Total loss and loss expenses	$386	$398	$437	(3)	(9)
Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	50.7%	46.1%	62.1%	4.6	(16.0)
Current accident year catastrophe losses	14.9	31.7	29.4	(16.8)	2.3
Prior accident years before catastrophe losses	(1.3)	(3.1)	(4.1)	1.8	1.0
Prior accident years catastrophe losses	(2.3)	(1.8)	0.7	(0.5)	(2.5)
Total loss and loss expense ratio	62.0%	72.9%	88.1%	(10.9)	(15.2)

Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident Year:	2013	2012	2011	2013	2012	2011
as of December 31, 2013	$408	$412	$432	65.6%	75.7%	86.9%
as of December 31, 2012		424	439		77.8	88.2
as of December 31, 2011			455			91.5

Commercial property net written premiums and earned premiums rose significantly in both 2013 and 2012, reflecting higher pricing and premium growth initiatives. New business written premiums increased nearly 15 percent in 2013 and nearly 25 percent in 2012.

The total loss and loss expense ratio improved 10.9 percentage points in 2013, compared with 2012, driven by lower catastrophe losses. Higher pricing and profit improvement initiatives described below contributed to the ratio improvement.

The 2012 total loss and loss expense ratio improved, compared with 2011, largely due to lower current accident year losses and loss expenses before catastrophes, reflecting higher earned premiums and more precise pricing. In 2011, we began full use of predictive modeling tools for property coverages in our commercial package accounts to improve our pricing precision.

In 2012, we formed a multi-department, multi-disciplinary taskforce that reviewed our property book of business and continues to seek ways to improve profitability, similar to the approach we used to improve workers’ compensation results. Several profit improvement initiatives have been completed and some, such as increasing the number of properties inspected, are in progress. Some of the more important initiatives include increasing specialization among selected claims and loss control associates, increasing the number of commercial property inspections for both new and renewal business, applying wind and hail deductibles in areas prone to convective storm losses, and implementing new guidelines for underwriting and pricing hail risk.

Commercial Auto

(Dollars in millions)	Years ended December 31,			2013-2012	2012-2011
	2013	2012	2011	Change %	Change %
Written premiums	$507	$444	$405	14	10
Earned premiums	479	426	394	12	8
Loss and loss expenses from:
Current accident year before catastrophe losses	$325	$301	$294	8	2
Current accident year catastrophe losses	3	5	7	(40)	(29)
Prior accident years before catastrophe losses	2	—	(27)	nm	100
Prior accident years catastrophe losses	(1)	(1)	—	0	nm
Total loss and loss expenses	$329	$305	$274	8	11
Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	67.8%	70.7%	74.5%	(2.9)	(3.8)
Current accident year catastrophe losses	0.7	1.3	1.9	(0.6)	(0.6)
Prior accident years before catastrophe losses	0.4	(0.1)	(6.9)	0.5	6.8
Prior accident years catastrophe losses	(0.2)	(0.2)	(0.2)	0.0	0.0
Total loss and loss expense ratio	68.7%	71.7%	69.3%	(3.0)	2.4

Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident Year:	2013	2012	2011	2013	2012	2011
as of December 31, 2013	$328	$303	$295	68.5%	71.2%	75.0%
as of December 31, 2012		306	295		72.0	75.0
as of December 31, 2011			301			76.4

Commercial auto net written premiums and earned premiums rose in 2013 and 2012, primarily due to higher pricing in both years. Our increased focus on our commercial auto line of business contributed to it experiencing significant price increases in both years. New business written premiums rose nearly 15 percent in 2013 and nearly 10 percent in 2012, also contributing $8 million and $4 million, respectively, to growth in net written premiums.

The 2013 total loss and loss expense ratio improved, primarily due to a lower ratio for current accident year losses and loss expenses. We believe that reflected better pricing precision and other initiatives to improve profitability. In 2011, we began full use of predictive modeling tools for commercial auto policies to improve our pricing precision.

The 2012 total loss and loss expense ratio increased, compared with 2011, primarily due to less benefit from favorable development on prior accident year reserves that was partially offset by an improved ratio for current accident year losses and loss expenses.

In early 2013, we formed a multi-department, multi-disciplinary taskforce that has been reviewing our commercial auto business to determine ways to improve profitability, similar to the approach we used to improve workers’ compensation results. Important initiatives arising from the taskforce include education for underwriters and field marketing representatives and more focus on factors to improve pricing precision. These factors include classification of insured commercial autos, information about their cost-new, and improvements in the collection and use of commercial vehicle identification numbers.

Workers’ Compensation

(Dollars in millions)	Years ended December 31,			2013-2012	2012-2011
	2013	2012	2011	Change %	Change %
Written premiums	$374	$341	$312	10	9
Earned premiums	365	344	318	6	8
Loss and loss expenses from:
Current accident year before catastrophe losses	$285	$286	$307	nm	(7)
Current accident year catastrophe losses	—	—	—	nm	nm
Prior accident years before catastrophe losses	(14)	(74)	(97)	81	24
Prior accident years catastrophe losses	—	—	—	nm	nm
Total loss and loss expenses	$271	$212	$210	28	1
Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	78.0%	83.0%	96.6%	(5.0)	(13.6)
Current accident year catastrophe losses	—	—	—	0.0	0.0
Prior accident years before catastrophe losses	(3.9)	(21.5)	(30.5)	17.6	9.0
Prior accident years catastrophe losses	—	—	—	0.0	0.0
Total loss and loss expense ratio	74.1%	61.5%	66.1%	12.6	(4.6)

Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident Year:	2013	2012	2011	2013	2012	2011
as of December 31, 2013	$285	$272	$274	78.0%	79.0%	83.0%
as of December 31, 2012		286	280		83.0	89.7
as of December 31, 2011			307			96.6

Workers’ compensation net written premiums and earned premiums rose in both 2013 and 2012, reflecting higher pricing and premium growth initiatives. New business written premiums contributed nearly half of the $33 million increase in net written premiums in 2013 and nearly one-quarter in 2012.

Improving economic conditions also contributed to growth through higher premiums from audits that confirmed or adjusted initial premium estimates. As discussed in the commercial lines insurance premiums section of Commercial Lines Insurance Results of Operations, economic trends cause corresponding changes in underlying insured exposures, including workers’ compensation coverage where the premium amount is heavily influenced by economically-driven measures of risk exposure such as payroll volume.

The 2013 total loss and loss expense ratio rose 12.6 percentage points compared with 2012, reflecting less benefit from favorable development on prior accident year reserves that offset an improved ratio for current accident year losses and loss expenses. Current accident year ratios continued to improve, compared with the previous year, in part reflecting profit improvement initiatives summarized below. Reserves were added during 2013 for older, pre-2009 accident years, reflecting paid loss data indicating it is taking longer to pay out older claims. Because some open workers’ compensation claims extend beyond 30 years, a small assumption change for the average life of a claim can add up to a considerable reserve amount recognized in any given period. Development trends are further discussed in Liquidity and Capital Resources, Consolidated Property Casualty Insurance Development of Estimated Reserves by Accident Year.

The workers’ compensation business line includes our longest tail exposures, making initial estimates of accident year loss and loss expenses incurred more uncertain. Due to the lengthy payout period of workers’ compensation claims, small shifts in medical cost inflation and payout periods could have a significant effect on our potential future liability compared with our current projections.

The 2012 total loss and loss expense ratio improved 4.6 percentage points compared with 2011, as lower current accident year losses and loss expenses were partially offset by less benefit from favorable development on prior accident year reserves.

Since we pay a lower commission rate on workers’ compensation business, relative to our other commercial lines of business, this line has a higher calendar year loss and loss expense ratio breakeven point than our other commercial business lines. We believe various initiatives in recent years contributed to improved profitability. During 2009, we began using a predictive modeling tool to improve risk selection and pricing precision. In 2010, we added to our staff of loss control field representatives, premium audit field representatives and field claims representatives specializing in workers’ compensation risks. We also implemented direct reporting of workers’ compensation claims, allowing us to quickly obtain detailed information from policyholders to promptly assign the appropriate level of claims handling expertise to each case. Obtaining more information sooner for specific claims allows for medical care appropriate to the nature of each injury, benefiting injured workers, employers and agents while ultimately lowering overall loss costs. In addition, our medical provider bill review process continues to provide significant savings compared with initial charges by providers.

Specialty Packages

(Dollars in millions)	Years ended December 31,			2013-2012	2012-2011
	2013	2012	2011	Change %	Change %
Written premiums	$142	$153	$137	(7)	12
Earned premiums	150	151	138	(1)	9
Loss and loss expenses from:
Current accident year before catastrophe losses	$96	$95	$98	1	(3)
Current accident year catastrophe losses	18	33	72	(45)	(54)
Prior accident years before catastrophe losses	3	(6)	6	nm	nm
Prior accident years catastrophe losses	(2)	(7)	(1)	71	(600)
Total loss and loss expenses	$115	$115	$175	0	(34)

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	63.9%	63.4%	70.9%	0.5	(7.5)
Current accident year catastrophe losses	12.1	22.0	51.8	(9.9)	(29.8)
Prior accident years before catastrophe losses	2.1	(4.2)	3.9	6.3	(8.1)
Prior accident years catastrophe losses	(1.6)	(4.5)	(0.6)	2.9	(3.9)
Total loss and loss expense ratio	76.5%	76.7%	126.0%	(0.2)	(49.3)

Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident Year:	2013	2012	2011	2013	2012	2011
as of December 31, 2013	$114	$130	$162	76.0%	86.3%	117.3%
as of December 31, 2012		128	162		85.4	117.2
as of December 31, 2011			170			122.7

Specialty packages net written premiums and earned premiums decreased in 2013, despite the effects of higher average renewal prices on retained policies. The decrease was largely due to the introduction of CinciPakTM, a new program designed to replace many of our specialty products. Premiums for CinciPak are included in our commercial casualty or commercial property lines of business. Specialty packages premiums rose in 2012, primarily due to lower ceded premiums. In 2011, ceded premiums included $10 million to reinstate coverage layers of our property catastrophe reinsurance treaty.

The total loss and loss expense ratio improved slightly in 2013, compared with 2012, driven by lower catastrophe losses. Development on prior accident year reserves was unfavorable in 2013, and the corresponding ratio was 9.2 percentage points higher than in 2012. In 2012, we began using predictive modeling tools to improve our pricing precision for certain additional business policies included in our specialty packages line of business. Initiatives for our property book of business, described in the commercial property section above, should also benefit our specialty packages line of business. We believe these initiatives will improve profitability over time.

The 2012 total loss and loss expense ratio improved 49.3 percentage points primarily due to a 33.7 point decrease in catastrophe losses. The 2012 current accident year loss and loss expense ratio before catastrophe losses also improved, compared with accident year 2011, largely due to higher earned premiums that included higher pricing.

Management Liability and Surety

(Dollars in millions)	Years ended December 31,			2013-2012	2012-2011
	2013	2012	2011	Change %	Change %
Written premiums	$121	$114	$104	6	10
Earned premiums	119	111	103	7	8
Loss and loss expenses from:
Current accident year before catastrophe losses	$64	$67	$65	(4)	3
Current accident year catastrophe losses	—	—	—	nm	nm
Prior accident years before catastrophe losses	8	—	34	nm	(100)
Prior accident years catastrophe losses	—	—	—	nm	nm
Total loss and loss expenses	$72	$67	$99	7	(32)

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	54.1%	59.9%	63.7%	(5.8)	(3.8)
Current accident year catastrophe losses	—	—	—	0.0	0.0
Prior accident years before catastrophe losses	6.6	0.4	33.0	6.2	(32.6)
Prior accident years catastrophe losses	—	—	—	0.0	0.0
Total loss and loss expense ratio	60.7%	60.3%	96.7%	0.4	(36.4)

Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident Year:	2013	2012	2011	2013	2012	2011
as of December 31, 2013	$64	$63	$88	54.1%	56.4%	85.9%
as of December 31, 2012		67	75		59.9	73.6
as of December 31, 2011			65			63.7

Net written premiums and earned premiums for management liability and surety - formerly referred to as surety and executive risk - rose in 2013 and 2012, largely due to higher pricing for management liability policies. New business written premiums were less than the prior year for both 2013 and 2012.

The 2013 total loss and loss expense ratio was in line with 2012. An improved ratio for current accident year losses and loss expenses was offset by an increase in unfavorable development on prior accident year reserves. Prior accident year reserve development has been volatile for this line of business in recent years, reflecting varying loss experience for director and officer liability related to financial institutions we insured during the U.S. credit crisis of 2008.

The 2012 total loss and loss expense ratio improved 36.4 percentage points due to a 32.6 point decrease from unfavorable development on prior accident year reserves, returning to a level close to 2010. Year 2011 included a large amount of unfavorable development on prior accident year reserves, including four claims from accident year 2008, two for director and officer liability and two for fidelity bonding due to fraud or lending practices at financial institutions.

We continue to address the potential risk inherent in the financial institutions portion of our management liability business as we work with our agents to identify the strongest financial institutions, in addition to using credit rating and other metrics to carefully re-underwrite in-force policies when they are considered for renewal.

We have actively managed the potentially high risk of writing director and officer liability by:

•	Marketing primarily to nonprofit organizations, accounting for approximately 80 percent of the policies and 47 percent of the premium volume in force for 2013 director and officer liability business.

•	Writing on a claims-made basis, which normally restricts coverage to losses reported during the policy term.

•	Providing limits no higher than $10 million with facultative or treaty reinsurance in place in 2014 to cover losses greater than $8 million.

•
Closely monitoring our for-profit policyholders - At year-end 2013, our director and officer liability policies in force provided coverage to 13 nonfinancial publicly traded companies. Policies in force at year end included two Fortune 1000 companies. We also provided this coverage to approximately 400 banks, savings and loans and other financial institutions. The majority of these financial institution policyholders are smaller community banks, and we believe they have less exposure to credit-market concerns such as subprime mortgages. Based on new policy data or information from the most recent policy renewal, only nine of the banks we insure have assets greater than $2 billion; only 18 have assets from $1 billion to $2 billion; and 63 have assets from $500 million to $1 billion. The remaining 257 banks have assets below $500 million.

Machinery and Equipment

(Dollars in millions)	Years ended December 31,			2013-2012	2012-2011
	2013	2012	2011	Change %	Change %
Written premiums	$46	$41	$38	12	8
Earned premiums	44	39	36	13	8
Loss and loss expenses from:
Current accident year before catastrophe losses	$13	$9	$10	44	(10)
Current accident year catastrophe losses	—	—	—	nm	nm
Prior accident years before catastrophe losses	1	(1)	1	0	nm
Prior accident years catastrophe losses	—	—	—	nm	nm
Total loss and loss expenses	$14	$8	$11	75	(27)
Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	29.3%	22.5%	26.9%	6.8	(4.4)
Current accident year catastrophe losses	—	—	0.1	0.0	(0.1)
Prior accident years before catastrophe losses	0.7	(1.9)	1.2	2.6	(3.1)
Prior accident years catastrophe losses	—	—	—	0.0	0.0
Total loss and loss expense ratio	30.0%	20.6%	28.2%	9.4	(7.6)

Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident Year:	2013	2012	2011	2013	2012	2011
as of December 31, 2013	$13	$9	$9	29.3%	23.3%	26.1%
as of December 31, 2012		9	10		22.5	26.6
as of December 31, 2011			10			27.0

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

Commercial Lines Insurance Outlook
Net written premiums for the commercial lines industry, excluding the mortgage and financial guaranty lines of business, are projected to increase approximately 4 percent in 2014, with the industry statutory combined ratio estimated at approximately 100 percent. Over the past several years, renewal and new business pricing has experienced significant competitive pressure, reinforcing the need for more pricing analytics and careful risk selection. While competition remains intense, industrywide commercial lines market pricing turned positive toward the end of 2011 and continued to firm in 2012 and 2013, according to several industry surveys. Average renewal pricing for our commercial lines segment generally followed a similar trend. Opinions continue to vary, according to a variety of reports that focus on the commercial lines market, regarding the sustainability of improved pricing. According to A.M. Best, commercial lines pricing is anticipated to continue to improve during 2014 for select markets but the pace of rate increases is generally expected to be slower than for rate increases in 2013. Despite challenging market conditions, we believe we can manage our business and execute strategic initiatives to offset market pressures to some extent and still profitably grow our commercial lines segment.

We intend to keep marketing our products to a broad range of business classes with a package approach, while also continuing to improve our pricing precision. We intend to maintain our underwriting selectivity and carefully manage our rate levels as well as our programs that seek to accurately match exposures with appropriate premiums. We will continue to evaluate each risk individually and to make decisions about rates, the use of three-year commercial policies and other policy conditions on a case-by-case basis, even in lines and classes of business that are under competitive pressure. We believe that our initiatives to improve pricing precision and lower loss costs will continue to benefit commercial lines profitability during 2014, and that recent-year premium growth initiatives will continue to increase commercial lines premiums.

In Item 1, Strategic Initiatives, we discuss the initiatives we are implementing to achieve our corporate performance objectives. We discuss factors influencing future results of our property casualty insurance operations in the Executive Summary.

Personal Lines Insurance Results of Operations

Overview – Three-Year Highlights

(Dollars in millions)	Years ended December 31,			2013-2012	2012-2011
	2013	2012	2011	Change %	Change %
Earned premiums	$961	$868	$762	11	14
Fee revenues	1	2	1	(50)	100
Total revenues	962	870	763	11	14
Loss and loss expenses from:
Current accident year before catastrophe losses	594	591	584	1	1
Current accident year catastrophe losses	84	160	181	(48)	(12)
Prior accident years before catastrophe losses	(29)	(77)	(35)	62	(120)
Prior accident years catastrophe losses	(10)	(22)	(7)	55	(214)
Total loss and loss expenses	639	652	723	(2)	(10)
Underwriting expenses	290	261	222	11	18
Underwriting profit (loss)	$33	$(43)	$(182)	nm	76
Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	61.9%	68.2%	76.7%	(6.3)	(8.5)
Current accident year catastrophe losses	8.8	18.4	23.6	(9.6)	(5.2)
Prior accident years before catastrophe losses	(3.0)	(8.9)	(4.5)	5.9	(4.4)
Prior accident years catastrophe losses	(1.1)	(2.5)	(0.9)	1.4	(1.6)
Total loss and loss expense	66.6%	75.2%	94.9%	(8.6)	(19.7)
Underwriting expense	30.2	30.1	29.1	0.1	1.0
Combined ratio	96.8%	105.3%	124.0%	(8.5)	(18.7)

Combined ratio:	96.8%	105.3%	124.0%	(8.5)	(18.7)
Contribution from catastrophe losses and prior years reserve development	4.7	7.0	18.2	(2.3)	(11.2)
Combined ratio before catastrophe losses and prior years reserve development	92.1%	98.3%	105.8%	(6.2)	(7.5)

Performance highlights for the personal lines segment include:

•
Premiums – Earned premiums and net written premiums continued to climb in 2013, primarily due to higher renewal written premiums that included price increases. Renewal written premiums rose 11 percent for both 2013 and 2012.

•
Combined ratio – The 2013 combined ratio improved 8.5 percentage points compared with 2012, largely due to natural catastrophe losses that were 8.2 percentage points lower, plus better pricing and a decrease in other weather-related losses. Such losses, typically referred to as noncatastrophe weather losses, were not identified as part of designated catastrophe events for the property casualty industry.

In recent years, we have increased our use of pricing precision and implemented numerous rate increases to improve our personal lines segment results. To improve results, we also made more use of higher minimum loss deductibles and nonrenewed more policies in selected areas more prone to natural catastrophes. We have worked to improve our geographic diversification by expanding our personal lines operation to several states less prone to catastrophes.
Our personal lines statutory combined ratio was 96.3 percent in 2013, improved from 104.0 percent in 2012 and 124.2 percent in 2011. By comparison, the estimated industry personal lines combined ratio was 98.2 percent in 2013, 101.3 percent in 2012 and 106.1 percent in 2011. Our concentration of business in areas affected by catastrophe events contributed to recent-year results that differed from the overall industry, an issue we are addressing in part through gradual geographic expansion. The contribution of catastrophe losses to our personal lines statutory combined ratio was 7.7 percentage points in 2013, 15.9 percentage points in 2012 and

22.7 percentage points in 2011, compared with an industry estimate of 3.9, 7.4 and 10.4 percentage points, respectively.

Personal Lines Insurance Premiums

(Dollars in millions)	Years ended December 31,			2013-2012	2012-2011
	2013	2012	2011	Change %	Change %
Agency renewal written premiums	$928	$836	$755	11	11
Agency new business written premiums	110	111	95	(1)	17
Other written premiums	(33)	(29)	(49)	(14)	41
Net written premiums	1,005	918	801	9	15
Unearned premium change	(44)	(50)	(39)	12	(28)
Earned premiums	$961	$868	$762	11	14

Personal lines insurance is a strategic component of our overall relationship with most of our agencies and is an important component of our agencies’ relationships with their clients. We believe agents recommend our personal insurance products for their clients who seek to balance quality and price and who are attracted by our superior claims service and the benefits of our package approach. We also believe our efforts to continue improving pricing precision are helping us attract and retain more of our agencies’ preferred business, while also obtaining higher rates for more thinly-priced business. Our progress toward improved geographic diversification is reflected in part through premium growth trends. Personal lines earned premiums in our four highest volume states increased in aggregate by 6 percent in 2013, while premiums for the remaining states that include our newer areas of operation increased 17 percent in aggregate.

The 11 percent increase in agency renewal written premiums for both 2013 and 2012 largely reflected various rate changes during recent years. In October 2013, we began our fifth round of increases for the homeowner line of business, averaging approximately 10 percent, with some individual policy rate increases lower or higher based on attributes of risk that characterize the insured exposure. That last round of rate changes followed rate changes over successive years averaging approximately 7 percent annually that were implemented beginning the fourth quarter of 2009 for states representing the majority of our personal lines business.

Beginning in the first half of 2013, we implemented rate changes for our personal auto line of business in the majority of the 30 states where we market personal lines policies. The average rate change is an increase in the low-single-digit range, with some individual policies experiencing lower or higher rate changes based on enhanced pricing precision enabled by predictive models. Rate changes for personal auto implemented beginning late 2011 and also late 2010 each represented an annual average rate increase in the low-single-digit range.

Personal lines new business written premiums were down slightly in 2013, compared with 2012. Growth slowed as expected due to underwriting actions such as expanded use of actual cash value loss settlement for older roofs. For the majority of states where we market personal lines policies, those underwriting actions were effective beginning April 1, 2013. In 2012, our personal lines new business premiums written by our agencies grew 17 percent, reflecting the contribution from new agency appointments in addition to the effect of higher pricing from rate increases.

Other written premiums primarily consist of premiums that are ceded to reinsurers and that lower our net written premiums. Other written premiums reduced 2013 net written premium growth by $4 million more than in 2012, primarily due to higher premium volume subject to reinsurance. The change in 2012 other written premiums, compared with 2011, was driven by additional ceded premiums in 2011 for our property catastrophe reinsurance treaty.

Personal Lines Insurance Loss and Loss Expenses
Loss and loss expenses include both net paid losses and reserve changes for unpaid losses as well as the associated loss expenses. Most of the incurred losses and loss expenses shown in the personal lines segment three-year highlights table are for the respective current accident years, and reserve development on prior accident years is shown separately. Since approximately two-thirds of our personal lines current accident year incurred losses and loss expenses represent net paid amounts, the remaining one-third represents reserves for our estimate of ultimate losses and loss expenses. These reserves develop over time, and we re-estimate previously reported reserves as we learn more about the development of the related claims. The table below illustrates that development. For example, the 86.6 percent accident year 2012 loss and loss expense ratio reported as of December 31, 2012, developed favorably by 3.2 percentage points to 83.4 percent due to claims settling for less than previously estimated, or due to updated reserve estimates for unpaid claims, as of December 31, 2013. Accident years 2012 and 2011 for the personal lines segment have both developed favorably, as indicated by the progression over time for the ratios in the table.

(Dollars in millions)
Accident year loss and loss expenses incurred and ratios to earned premiums:
Accident Year:	2013	2012	2011	2013	2012	2011
as of December 31, 2013	$678	$723	$692	70.7%	83.4%	90.8%
as of December 31, 2012		751	705		86.6	92.5
as of December 31, 2011			765			100.3

Catastrophe losses, as discussed in Consolidated Property Casualty Insurance Results of Operations, explain much of the movement in current accident year loss and loss expense ratios for accident years 2011 through 2013. Catastrophe losses added 8.8 percentage points for 2013, 18.4 points for 2012 and 23.6 points for 2011 to the respective personal lines current accident year loss and loss expense ratios in the table above. Personal lines catastrophe losses for 2012 and 2011 were much higher than our 8.7 percent 10-year annual average for the years 2001 through 2010, while 2013 was in line with that historical average. Personal lines catastrophe losses also are inherently volatile, as discussed above and in Consolidated Property Casualty Insurance Results of Operations.

The 61.9 percent ratio for current accident year loss and loss expenses before catastrophe losses for 2013 improved 6.3 percentage points compared with the 68.2 percent accident year 2012 ratio measured as of December 31, 2012. Noncatastrophe weather losses for our homeowner line of business alone were approximately $16 million lower during 2013 compared with 2012, reducing the 2013 ratio for personal lines by approximately 2 percentage points, compared with 2012. Lower new large losses incurred, described below, reduced the 2013 ratio by 2.1 percentage points. We believe the remaining improvement of approximately 2 percentage points was largely due to higher pricing and initiatives to improve pricing precision, somewhat offset by normal loss cost inflation.

Personal lines reserve development on prior accident years continued to net to a favorable amount in 2013, as $39 million was recognized. This total provided less benefit than the $99 million in 2012 and a benefit similar to $42 million in 2011. The homeowner line of business represented more than half of the 2013 decrease. Our personal lines net favorable reserve development on prior accident years recognized during 2013 primarily occurred in our homeowner line of business and in our other personal line of business, each slightly less than half of the total. Development recognized during 2012 and 2011 was mostly from those same lines of business. Development by line of business and other trends for personal lines loss and loss expenses and the related ratios are further analyzed in Personal Lines of Business Analysis, and in Liquidity and Capital Resources, Consolidated Property Casualty Insurance Development of Estimated Reserves by Accident Year.

Personal Lines Insurance Losses by Size

(Dollars in millions)	Years ended December 31,			2013-2012	2012-2011
	2013	2012	2011	Change %	Change %
New losses greater than $4,000,000	$—	$—	$—	nm	nm
New losses $1,000,000-$4,000,000	31	35	25	(11)	40
New losses $250,000-$1,000,000	47	53	48	(11)	10
Case reserve development above $250,000	24	10	19	140	(47)
Total large losses incurred	102	98	92	4	7
Other losses excluding catastrophe losses	381	346	365	10	(5)
Catastrophe losses	72	132	171	(45)	(23)
Total losses incurred	$555	$576	$628	(4)	(8)
Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
New losses greater than $4,000,000	0.0%	0.0%	0.0%	0.0	0.0
New losses $1,000,000-$4,000,000	3.3	4.1	3.3	(0.8)	0.8
New losses $250,000-$1,000,000	4.8	6.1	6.3	(1.3)	(0.2)
Case reserve development above $250,000	2.4	1.2	2.5	1.2	(1.3)
Total large loss ratio	10.5	11.4	12.1	(0.9)	(0.7)
Other losses excluding catastrophe losses	39.8	39.8	47.9	0.0	(8.1)
Catastrophe losses	7.5	15.2	22.5	(7.7)	(7.3)
Total loss ratio	57.8%	66.4%	82.5%	(8.6)	(16.1)

In 2013, personal lines total large losses incurred increased by $4 million or 4 percent, net of reinsurance. The corresponding ratio decreased 0.9 percentage points, as earned premium growth more than doubled the rate of growth in total large losses. The majority of the 2013 increase was due to higher personal auto losses. In 2012, total large losses increased over 2011, primarily due to higher homeowner fire claims. Our analysis indicated no unexpected concentration of these losses and reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. We believe the inherent volatility of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the volatility in addition to general inflationary trends in loss costs.

Personal Lines Insurance Underwriting Expenses

(Dollars in millions)	Years ended December 31,			2013-2012	2012-2011
	2013	2012	2011	Change %	Change %
Commission expenses	$192	$176	$139	9	27
Other underwriting expenses	98	85	83	15	2
Total underwriting expenses	$290	$261	$222	11	18
Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Commission expense	20.0%	20.3%	18.2%	(0.3)	2.1
Other underwriting expense	10.2	9.8	10.9	0.4	(1.1)
Total underwriting expense ratio	30.2%	30.1%	29.1%	0.1	1.0

Personal lines commission expense as a percent of earned premiums was at similar levels for both 2013 and 2012. In 2012, higher agency profit-sharing commission drove a 2.1 percentage-point increase over 2011.

Other underwriting expenses as a percent of earned premiums were also at similar levels for both 2013 and 2012. The total personal lines underwriting expense ratio for 2013 was essentially unchanged from 2012.

Beginning in March of 2014, commission rates for selected personal lines insurance products will be modified, resulting in an estimated reduction in our personal lines total underwriting expense ratio, on a full-year basis, of approximately 2 percentage points.

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

For 2013, our personal auto line of business had a total loss and loss expense ratio significantly higher than desired. As discussed in the overview section of Personal Lines Insurance Results of Operations, and below, we are taking actions to improve pricing and reduce loss costs that we expect to benefit future profitability trends. A similar approach was used to improve the total loss and loss expense ratio for our homeowner line of business to a satisfactory result for 2013.

Personal Auto

(Dollars in millions)	Years ended December 31,			2013-2012	2012-2011
	2013	2012	2011	Change %	Change %
Written premiums	$460	$425	$385	8	10
Earned premiums	443	404	368	10	10
Loss and loss expenses from:
Current accident year before catastrophe losses	$329	$294	$282	12	4
Current accident year catastrophe losses	5	12	11	(58)	9
Prior accident years before catastrophe losses	—	(17)	(3)	100	(467)
Prior accident years catastrophe losses	(1)	(2)	(1)	50	(100)
Total loss and loss expenses	$333	$287	$289	16	(1)

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	74.3%	72.8%	76.7%	1.5	(3.9)
Current accident year catastrophe losses	1.1	2.8	3.0	(1.7)	(0.2)
Prior accident years before catastrophe losses	—	(4.1)	(0.8)	4.1	(3.3)
Prior accident years catastrophe losses	(0.3)	(0.5)	(0.2)	0.2	(0.3)
Total loss and loss expenses ratio	75.1%	71.0%	78.7%	4.1	(7.7)

Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident Year:	2013	2012	2011	2013	2012	2011
as of December 31, 2013	$334	$304	$278	75.4%	75.2%	75.7%
as of December 31, 2012		306	278		75.6	75.6
as of December 31, 2011			293			79.7

Net written premiums for personal auto increased in 2013 and 2012, with both years reflecting rate increases in recent years, ongoing high levels of policy retention, premium growth initiatives and a higher level of insured exposures.

The 2013 total loss and loss expense ratio rose 4.1 percentage points, largely due to a 4.3 point reduction in the ratio for favorable reserve development on prior accident years. That reduction related to both case and IBNR reserves. For accident year 2013, a lower catastrophe loss and loss expenses ratio offset a modest increase in the noncatastrophe component. Large losses above $250,000 per claim were $15 million or 37 percent higher in 2013, compared with 2012, contributing to the rise in the total loss and loss expense ratio.

The 2012 total loss and loss expense ratio improved 7.7 percentage points, largely due to a 3.9 point decrease in the ratio for the current accident year before catastrophe losses that included a 2.1 point decline in paid losses. Catastrophe losses that declined 0.5 percentage points, and a larger amount of favorable reserve development on prior accident years, also contributed to the improved 2012 total loss and loss expense ratio. Large losses above $250,000 per claim were approximately 40 percent higher in both 2012 and 2011, compared with 2010, and contributed to a higher total loss and loss expense ratio in recent years.

As discussed in Personal Lines Insurance Premiums, we continue to implement rate changes and improve our pricing precision to improve our total loss and loss expense ratio for our personal auto line of business.

Homeowner

(Dollars in millions)	Years ended December 31,			2013-2012	2012-2011
	2013	2012	2011	Change %	Change %
Written premiums	$428	$378	$312	13	21
Earned premiums	403	353	294	14	20
Loss and loss expenses from:
Current accident year before catastrophe losses	$201	$238	$231	(16)	3
Current accident year catastrophe losses	75	137	158	(45)	(13)
Prior accident years before catastrophe losses	(11)	(34)	(14)	68	(143)
Prior accident years catastrophe losses	(8)	(18)	(6)	56	(200)
Total loss and loss expenses	$257	$323	$369	(20)	(12)

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	49.9%	67.4%	78.7%	(17.5)	(11.3)
Current accident year catastrophe losses	18.6	38.8	53.6	(20.2)	(14.8)
Prior accident years before catastrophe losses	(2.8)	(9.7)	(4.5)	6.9	(5.2)
Prior accident years catastrophe losses	(2.0)	(5.1)	(2.0)	3.1	(3.1)
Total loss and loss expense ratio	63.7%	91.4%	125.8%	(27.7)	(34.4)

 Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident Year:	2013	2012	2011	2013	2012	2011
as of December 31, 2013	$276	$355	$346	68.5%	100.4%	117.9%
as of December 31, 2012		375	349		106.2	118.9
as of December 31, 2011			389			132.3

Net written premiums for homeowner rose $50 million or 13 percent in 2013, primarily due to higher renewal premiums. Higher renewal premiums also drove the 2012 increase, with lower ceded premiums for reinsurance contributing approximately one-third of the increase in net written premiums.

The total loss and loss expense ratio for both 2013 and 2012 experienced a steady reduction for catastrophe losses and losses before catastrophes. The 2013 catastrophe loss ratio of 16.6 percentage points was near the 17.4 percent 10-year average for the years 1998 through 2007. For the five-year period 2008 through 2012, the homeowner catastrophe loss ratio averaged 34.5 percent, approximately double that 10-year average. For the past several years, pricing for our homeowner line of business has assumed a catastrophe loss ratio averaging approximately 26 percentage points.

The 27.7 percentage-point improvement in the 2013 total loss and loss expense ratio included a decrease of 17.1 points for catastrophe losses, compared with 2012. Noncatastrophe weather losses were approximately

$16 million lower during 2013, improving the 2013 loss ratio by approximately 6 percentage points compared with 2012. Better pricing and risk selection also contributed to the improvement for both 2013 and 2012.

We continue efforts to improve pricing precision through predictive analytics, which we believe will help to achieve long-term profitability. Rate increases in recent years, discussed in Personal Lines Insurance Premiums, should help lower loss ratios as the rate increases are earned. Those rate changes were implemented beginning in October of 2013, 2012, 2011, 2010 and 2009 and averaged approximately 10 percent, 9 percent, 8 percent, 7 percent and 6 percent, respectively. In 2013, we began increasing our use of higher loss deductibles and actual cash value claims settlement for insured damage to older roofs. In addition, in 2013 we increased the number of property inspections conducted when homeowner policies renewed, and plan to further increase that number in 2014. Inspections provide more opportunities for underwriting or pricing actions on a case-by-case basis. We also continue our gradual expansion into states less prone to catastrophe losses, which we believe will reduce variability in the long-term future catastrophe loss ratio. In recent years, we nonrenewed approximately 2,300 policies in Florida and Alabama that we believe were the most exposed to losses from hurricane damage, and we intend to nonrenew additional Florida policies in 2014 and 2015. Together these actions represent important steps we are taking to further improve homeowner results.

Other Personal

(Dollars in millions)	Years ended December 31,			2013-2012	2012-2011
	2013	2012	2011	Change %	Change %
Written premiums	$117	$115	$104	2	11
Earned premiums	115	111	100	4	11
Loss and loss expenses from:
Current accident year before catastrophe losses	$64	$59	$71	8	(17)
Current accident year catastrophe losses	4	11	12	(64)	(8)
Prior accident years before catastrophe losses	(18)	(26)	(18)	31	(44)
Prior accident years catastrophe losses	(1)	(2)	0	50	nm
Total loss and loss expenses	$49	$42	$65	17	(35)

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	55.7%	53.8%	70.7%	1.9	(16.9)
Current accident year catastrophe losses	3.6	10.1	11.7	(6.5)	(1.6)
Prior accident years before catastrophe losses	(15.4)	(23.5)	(17.9)	8.1	(5.6)
Prior accident years catastrophe losses	(0.9)	(1.4)	(0.5)	0.5	(0.9)
Total loss and loss expense ratio	43.0%	39.0%	64.0%	4.0	(25.0)

Accident year loss and loss expenses incurred and ratios to earned premiums:

Accident Year:	2013	2012	2011	2013	2012	2011
as of December 31, 2013	$68	$65	$67	59.3%	58.6%	67.0%
as of December 31, 2012		70	78		63.9	77.3
as of December 31, 2011			83			82.4

Other personal premiums grew in 2013, although at a slower pace than in 2012. Premium trends for this line of business have generally tracked with the growth in our personal auto and homeowner lines before the effects of reinsurance. Most of our other personal coverages are endorsed to homeowner or auto policies. In addition to umbrella liability coverage, our other personal lines policies provide property-oriented coverages such as dwelling fire and inland marine.

Loss and loss expense ratios in 2013 continued at a profitable level, in part due to lower catastrophe losses and noncatastrophe weather. Reserve development on prior accident years provided less benefit in 2013 than in 2012, although development can fluctuate significantly for this business line because personal umbrella liability coverage is a major component of other personal losses.

Personal Lines Insurance Outlook
A.M. Best projects industrywide personal lines written premiums may grow approximately 4 percent in 2014, with an industry statutory combined ratio estimated at approximately 99 percent. Due to rate increases and a stable policy retention rate, plus the effect of an accelerated pace for recent-year new agency appointments, we believe our growth rate will likely be higher than the industry projection for 2014. In Item 1, Strategic Initiatives, and Personal Lines Results of Operations, we discuss various actions we are taking to improve performance of our personal lines segment. Our personal lines pricing trends need to exceed loss trends to improve personal lines profitability, thereby helping to achieve our corporate financial targets. We discuss our overall outlook for our property casualty insurance operations in the Executive Summary.

Excess and Surplus Lines Insurance Results of Operations

Overview – Three-Year Highlights

(Dollars in millions)	Years ended December 31,			2013-2012	2012-2011
	2013	2012	2011	Change %	Change %
Earned premiums	$116	$93	$70	25	33

Loss and loss expenses from:
Current accident year before catastrophe losses	78	68	50	15	36
Current accident year catastrophe losses	1	2	1	(50)	100
Prior accident years before catastrophe losses	(13)	(5)	(9)	(160)	44
Prior accident years catastrophe losses	—	—	—	nm	nm
Total loss and loss expenses	66	65	42	2	55
Underwriting expenses	36	29	22	24	32
Underwriting profit (loss)	$14	$(1)	$6	nm	nm
Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	67.1%	72.8%	71.0%	(5.7)	1.8
Current accident year catastrophe losses	0.7	2.1	2.1	(1.4)	0.0
Prior accident years before catastrophe losses	(11.2)	(5.6)	(12.9)	(5.6)	7.3
Prior accident years catastrophe losses	0.1	0.1	0.1	0.0	0.0
Total loss and loss expense	56.7	69.4	60.3	(12.7)	9.1
Underwriting expense	31.1	31.6	31.9	(0.5)	(0.3)
Combined ratio	87.8%	101.0	92.2%	(13.2)	8.8

Combined ratio:	87.8%	101.0%	92.2%	(13.2)	8.8
Contribution from catastrophe losses and prior years reserve development	(10.4)	(3.4)	(10.7)	(7.0)	7.3
Combined ratio before catastrophe losses and prior years reserve development	98.2%	104.4%	102.9%	(6.2)	1.5

Our excess and surplus lines segment includes results of The Cincinnati Specialty Underwriters Insurance Company and CSU Producer Resources Inc. The year 2013 represented our sixth full year of operations for our excess and surplus lines segment. Performance highlights for the excess and surplus lines segment include:

•
Premiums – Earned premiums continued to rise in 2013, a result of strong growth in net written premiums, similar to recent years. Growth of net written premiums in 2013 was driven by higher renewal written premiums that included high-single-digit average renewal price increases. New business written premiums for 2013 rose compared with 2012, reflecting growth initiatives and higher pricing.

•
Combined ratio – The combined ratio improved 13.2 percentage points in 2013, a reflection of better experience for loss and loss expenses before catastrophe losses largely due to higher pricing, careful underwriting and typical variability from new losses incurred of $250,000 or more.

Excess and Surplus Lines Insurance Premiums

(Dollars in millions)	Years ended December 31,			2013-2012	2012-2011
	2013	2012	2011	Change %	Change %
Agency renewal written premiums	$94	$73	$49	29	49
Agency new business written premiums	42	38	35	11	9
Other written premiums	(8)	(6)	(5)	(33)	(20)
Net written premiums	128	105	79	22	33
Unearned premium change	(12)	(12)	(9)	0	(33)
Earned premiums	$116	$93	$70	25	33

The $21 million increase in 2013 renewal premiums reflected the opportunity to renew many policies for the first time as well as higher renewal pricing. Average renewal pricing rose in the high-single-digit range during 2013, similar to 2012. December 2013 was the 40th consecutive month of positive average price changes for this segment of our property casualty business. We measure average changes in excess and surplus lines renewal pricing as the rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies.

New business written premiums for the year 2013 rose 11 percent, compared with 2012, reflecting higher pricing and the addition of four excess and surplus lines field marketing representatives since April 2013, an increase of 40 percent compared with the field staffing level at year-end 2012.

Other written premiums are primarily premiums that are ceded to reinsurers and that lower our net written premiums. Ceded premium volume for 2013 increased relative to 2012, reflecting higher written premiums subject to reinsurance.

Excess and Surplus Lines Loss and Loss Expenses
Loss and loss expenses include both net paid losses and reserve changes for unpaid losses, as well as the associated loss expenses. Most of the incurred losses and loss expenses shown in our excess and surplus lines segment three-year highlights table are for the respective current accident years, and reserve development on prior accident years is shown separately. Since less than 20 percent of our 2013 excess and surplus lines current accident year incurred losses and loss expenses represents net paid amounts, a large majority represents reserves for our estimate of unpaid losses and loss expenses. These reserves develop over time, and we re-estimate previously reported reserves as we learn more about the development of the related claims. The table below illustrates that development. For example, the 74.9 percent accident year 2012 loss and loss expense ratio reported as of December 31, 2012, developed favorably by 9.0 percentage points to 65.9 percent due to claims settling for less than previously estimated, or due to updated reserve estimates for unpaid claims, as of December 31, 2013. Accident years 2012 and 2011 for this segment have both developed favorably, as indicated by the progression over time of the ratios in the table.

(Dollars in millions)
Accident year loss and loss expenses incurred and ratios to earned premiums:
Accident Year:	2013	2012	2011	2013	2012	2011
as of December 31, 2013	$79	$62	$48	67.8%	65.9%	68.6%
as of December 31, 2012		70	51		74.9	73.0
as of December 31, 2011			51			73.1

Catastrophe losses, as discussed in Consolidated Property Casualty Insurance Results of Operations, explain some of the movement in current accident year loss and loss expense ratios for accident years 2011 through 2013.
Catastrophe losses added 0.7 percentage points for 2013, following 2.1 percentage points for both 2012 and 2011, to the respective excess and surplus lines current accident year loss and loss expense ratios in the table above.

The 67.1 percent ratio for current accident year loss and loss expenses before catastrophe losses for 2013 improved 5.7 percentage points compared with the 72.8 percent accident year 2012 ratio measured as of December 31, 2012. This improvement reflected higher pricing, careful underwriting and 3.3 points of ratio improvement for 2013 new losses incurred of $250,000 or more, compared with 2012, as shown in the Excess and Surplus Lines Insurance Losses by Size table below.

Excess and surplus lines reserve development on prior accident years continued to net a favorable amount in 2013 as $13 million was recognized, compared with $5 million in 2012. Nearly two-thirds of the 2013 favorable development was for accident year 2012, and related primarily to lower than anticipated loss emergence on known claims.

We believe the loss and loss expenses reserves for our excess and surplus lines business are adequate. We establish case reserves in a manner consistent with standard lines coverages, despite the more restrictive terms and conditions for excess and surplus lines policies. Our first excess and surplus lines policies were written in 2008. After two years of operation, reserves for estimated unpaid losses and loss expenses were $18 million as of December 31, 2009, for losses that occurred in 2008 and 2009. As of December 31, 2013, only an estimated $2 million remained unpaid for loss events that occurred in 2008 and 2009. The inherent uncertainty in estimating reserves is discussed in Liquidity and Capital Resources, Property Casualty Insurance Loss and Loss Expense Reserves. Development trends are further analyzed in Consolidated Property Casualty Insurance Development of Estimated Reserves by Accident Year.

Excess and Surplus Lines Insurance Losses by Size

(Dollars in millions)	Years ended December 31,			2013-2012	2012-2011
	2013	2012	2011	Change %	Change %
New losses greater than $4,000,000	—	$—	$—	nm	nm
New losses $1,000,000-$4,000,000	5	4	0	25	nm
New losses $250,000-$1,000,000	13	14	13	(7)	8
Case reserve development above $250,000	2	6	4	(67)	50
Total large losses incurred	20	24	17	(17)	41
Other losses excluding catastrophe losses	27	22	16	23	38
Catastrophe losses	1	2	1	(50)	100
Total losses incurred	$48	$48	$34	0	41
Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
New losses greater than $4,000,000	0.0%	0.0%	0.0%	0.0	0.0
New losses $1,000,000-$4,000,000	4.7	4.7	0.0	0.0	4.7
New losses $250,000-$1,000,000	11.6	14.9	18.4	(3.3)	(3.5)
Case reserve development above $250,000	2.0	5.9	5.8	(3.9)	0.1
Total large loss ratio	18.3	25.5	24.2	(7.2)	1.3
Other losses excluding catastrophe losses	22.3	23.9	22.6	(1.6)	1.3
Catastrophe losses	0.7	2.1	2.2	(1.4)	(0.1)
Total loss ratio	41.3%	51.5%	49.0%	(10.2)	2.5

In 2013, total large losses incurred decreased by $4 million or 17 percent, net of reinsurance, helping to lower the corresponding ratio by 7.2 percentage points, compared with 2012. The ratio for the year 2012 trended in the opposite direction, as earned premium growth lagged the rate of growth in total large losses. Our analysis indicated no unexpected concentration of these losses and reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. We believe the inherent volatility of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the volatility in addition to general inflationary trends in loss costs.

Excess and Surplus Lines Insurance Underwriting Expenses

(Dollars in millions)	Years ended December 31,			2013-2012	2012-2011
	2013	2012	2011	Change %	Change %
Commission expenses	$21	$17	$12	24	42
Other underwriting expenses	15	12	10	25	20
Total underwriting expenses	$36	$29	$22	24	32
Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Commission expense	18.6%	18.2%	17.0%	0.4	1.2
Other underwriting expense	12.5	13.4	14.9	(0.9)	(1.5)
Total underwriting expense ratio	31.1%	31.6%	31.9%	(0.5)	(0.3)

Excess and surplus lines commission expense as a percent of earned premiums rose in 2013 and 2012, primarily due to higher agency profit-sharing commissions.

Other underwriting expenses declined in 2013 and 2012 as a percent of earned premiums primarily due to earned premiums outpacing expenses.

Excess and Surplus Lines Outlook
The excess and surplus lines market is expected to see the magnitude of rate increases begin to decline on several classes of business due to increased capacity in the market. Competition is expected to remain strong, especially on large accounts, due primarily to standard market insurance companies insuring businesses that previously were written by excess and surplus lines insurers. Firming is expected to continue for specific classes of business where loss costs are exceeding rates, such as habitational and lessors-risk classes for property coverages and also lawyers professional in errors and omissions coverages. The slowly recovering U.S. economy, another major factor in demand for insurance products, is also expected to contribute to premiums during 2014 for the excess and surplus lines industry.

Industry reports suggest that opportunities for managing profitability and growth exist through greater use of technology. Technology and data are also being used by excess and surplus lines insurance companies to identify new exposures in emerging businesses that need insurance protection or other value‑added services.

Our strategy of providing superior service is expected to continue to grow our excess and surplus lines segment and to achieve profitability despite challenging market conditions. We intend to keep carefully selecting and pricing risks, providing prompt delivery of insurance quotes and policies and giving outstanding claims and loss control service from local field representatives who also handle the standard lines business for their assigned agencies. These local representatives are supported by headquarters underwriters and claims managers who specialize in excess and surplus lines.

Life Insurance Results of Operations

Overview – Three-Year Highlights

(In millions)	Years ended December 31,			2013-2012	2012-2011
	2013	2012	2011	Change %	Change %
Earned premiums	$189	$178	$165	6	8
Separate account investment management fees	4	1	2	300	(50)
Total revenues	193	179	167	8	7
Contract holders' benefits incurred	204	185	189	10	(2)
Investment interest credited to contract holders	(80)	(82)	(81)	2	(1)
Underwriting expenses incurred	60	79	62	(24)	27
Total benefits and expenses	184	182	170	1	7
Life insurance segment profit (loss)	$9	$(3)	$(3)	nm	0

Performance highlights for the life insurance segment include:

•
Revenues – Earned premiums rose 6 percent for the year 2013. The largest life insurance product line, term life insurance, also rose 6 percent. Net in-force policy face amounts rose 7 percent to $48.063 billion at year-end 2013 from $45.126 billion at year-end 2012 and $42.001 billion at year-end 2011.

•
Profitability – The life insurance segment frequently reports only a small profit or loss because most of its investment income is included in investment segment results. We include only investment income credited to contract holders (interest assumed in life insurance policy reserve calculations) in life insurance segment results. The segment reported a $9 million profit in 2013, following a $3 million loss in both 2012 and 2011, and has averaged a $2 million profit over the past five years.

Life Insurance Premiums

(Dollars in millions)	Years ended December 31,			2013-2012	2012-2011
	2013	2012	2011	Change %	Change %
Term life insurance	$122	$115	$105	6	10
Universal life insurance	35	34	32	3	6
Other life insurance, annuity and disability income products	32	29	28	10	4
Net earned premiums	$189	$178	$165	6	8

We market term, whole and universal life products, fixed annuities and disability income products. In addition, we offer term, whole and universal life and disability insurance to employees at their worksite. These products provide our property casualty agency force with excellent cross-serving opportunities for both commercial and personal accounts.

Earned premiums rose by $11 million in 2013, primarily due to growth in our term life insurance business. Earned premiums from term life insurance grew $7 million, or 6 percent.

Over the past several years, we have worked to maintain a portfolio of simple yet competitive products primarily under the LifeHorizons banner. Our product development efforts emphasize death benefit protection and guarantees. Distribution expansion within our property casualty insurance agencies remains a high priority. Our 28 life field marketing representatives work in partnership with our 130 property casualty field marketing representatives. Approximately 69 percent of our term and other life insurance product premiums were generated through our property casualty insurance agency relationships.

Life Insurance Profitability
Although we exclude most of our life insurance company investment income from investment segment results, we recognize that assets under management, capital appreciation and investment income are integral to evaluation of the success of the life insurance segment because of the long duration of life products. On a basis that includes investment income and realized gains or losses from life insurance-related invested assets, the life insurance company reported a net profit of $48 million in 2013, compared with a net profit of $38 million in 2012 and a net profit of $20 million in 2011. The life insurance company portfolio had after-tax net realized investment gains of $4 million in 2013, even with 2012. Net realized investment losses after taxes were $12 million in 2011, which included $20 million in OTTI charges. Realized investment gains and losses are discussed under Investment Results of Operations.

Life segment expenses consist principally of:

•
Contract holders’ benefits incurred, related to traditional life and interest-sensitive products, accounted for 77.3 percent of 2013 total benefits and expenses compared with 70.1 percent in 2012 and 75.3 percent in 2011. Total contract holders’ benefits increased as the increase in life policy reserves and the increase in net death claims were higher in 2013 compared with 2012. Net death claims increased over 2012, but were less than we projected and remained within our range of pricing expectations.

•
Operating expenses incurred, net of deferred acquisition costs, accounted for 22.7 percent of 2013 total benefits and expenses compared with 29.9 percent in 2012 and 24.7 percent in 2011. Expenses in 2013 decreased, primarily due to the impact of unlocking of actuarial assumptions for our universal life insurance contracts.

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

Life Insurance Outlook
We are optimistic heading into 2014 as the interest rate environment improved during the past six months of 2013. We expect the tapering of the Federal Reserve’s bond buying program to cause upward pressure on long-term interest rates. While this will not have an immediate positive impact on investment income, it is a welcome step in the right direction.

Issues that could challenge our growth include a still tepid U.S. economic recovery, adverse regulatory developments associated with UL products with secondary guarantees and continued turmoil in group benefits associated with the Affordable Care Act. While we do not market health products, many of our independent agencies do, and the more time they have to spend servicing their health care customers, the less time they have to market our life products. Finally, should foreign and emerging markets struggle, we could see renewed interest in U.S. treasuries, which could put a damper on the recent trend of rising interest rates.

In our core term insurance product line, more companies are now competing on price, and there is a potential for a softening market. Issues related to captive reinsurers and progress on principles-based reserves also could disrupt market prices in the near future. Principles-based reserves, once effective, would likely lead to rate reductions for term life insurance. While the new reserve law's ultimate passage is still not certain, industry consensus is that the beginning of 2016 would be the earliest implementation date.

Our property casualty agencies remain the main distribution system for our life insurance segment, and we continue to emphasize securing an increasing share of the life insurance premium produced by these agencies. While other life insurers expand nontraditional distribution channels such as direct sales, we intend to market through agencies affiliated with our property casualty insurance operations or independent life-only agencies. We believe there is ample room for growth in further penetration of our existing property casualty distribution.

We continue to improve our operational technology in an effort to make it easier for our agents to do business with us. We recently introduced an app for the iPad®, which we expect to increase agent use of our electronic application process. We also will continue to modernize our policy and claims administration system, which will allow us to more efficiently service our customers.

Investment Results of Operations

Overview – Three-Year Highlights

Investment Results

(In millions)	Years ended December 31,			2013-2012	2012-2011
	2013	2012	2011	Change %	Change %

Total investment income, net of expenses, pretax	$529	$531	$525	0	1
Investment interest credited to contract holders	(80)	(82)	(81)	2	(1)
Realized investment gains and losses summary:
Realized investment gains and losses	82	74	128	11	(42)
Change in fair value of securities with embedded derivatives	3	1	(1)	200	nm
Other-than-temporary impairment charges	(2)	(33)	(57)	94	42
Total realized investment gains and losses	83	42	70	98	(40)
Investment operations profit	$532	$491	$514	8	(4)

The investments segment contributes investment income and realized gains and losses to results of operations. Investments provide our primary source of pretax and after-tax profits.

•
Investment income – Pretax investment income decreased less than 1 percent in 2013 as higher dividend income nearly offset lower interest income and an increase in investment expenses. Dividend income reflected rising dividend rates and net purchases of equity securities from available funds. Interest income declined, largely due to the continuing investment yield effects of the low interest rate environment. Average yields in the investment income table below are based on the average invested asset and cash amounts indicated in the table, using fixed-maturity securities valued at amortized cost and all other securities at fair value. Pretax investment income increased 1 percent in 2012, driven by higher dividend income.

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

Total investment return rose in 2013, compared with 2012. The return contribution from the combination of investment income and net investment gains, both realized and the change in unrealized, was up 11 percent. The base component of the return calculation, estimated annual average invested assets, was up 7 percent.

(In millions)	Years ended December 31,			2013-2012	2012-2011
	2013	2012	2011	Change %	Change %
Invested assets beginning balance:
Fixed maturities	$9,093	$8,779	$8,383	4	5
Equity securities	3,373	2,956	3,041	14	(3)
Other invested assets	68	66	84	3	(21)
Invested assets beginning balance	12,534	11,801	11,508	6	3
Average acquisitions (dispositions), net	288	187	64	54	192
Estimated annual average invested assets	$12,822	$11,988	$11,572	7	4

Total investment return:
Total investment income, net of expenses	$529	$531	$525	0	1
Total realized investment gains and losses	83	42	70	98	(40)
Total invested assets change in unrealized gains	459	391	240	17	63
Total	$1,071	$964	$835	11	15

Total return on invested assets before tax	8.4%	8.0%	7.2%

Investment Income
The primary drivers of investment income were:

•
Interest income declined 2 percent in 2013 as the average fixed-maturity pretax yield declined by approximately 27 basis points, offsetting a larger fixed-maturity portfolio that rose 5 percent on an amortized cost basis. Interest income declined in 2012 for similar reasons.

•
Dividend income rose $7 million or 6 percent in 2013 after rising 11 percent in 2012. Increases in dividend payment rates for most of the holdings in our common stock portfolio during both 2013 and 2012, plus a net increase in funds invested in that portfolio for both years, drove the increases in dividend income. In addition, several of our common stock holdings, in total, issued an additional $5 million in 2012 dividends not typically paid in the fourth quarter, as a result of anticipated dividend tax rate changes effective for 2013.

(In millions)	Years ended December 31,			2013-2012	2012-2011
	2013	2012	2011	Change %	Change %
Investment income:
Interest	$413	$420	$424	(2)	(1)
Dividends	122	115	104	6	11
Other	3	3	4	0	(25)
Less investment expenses	9	7	7	29	0
Total investment income, net of expenses, pretax	529	531	525	0	1
Less income taxes	128	129	129	(1)	0
Total investment income, net of expenses, after-tax	$401	$402	$396	0	2

Effective tax rate	24.1%	24.2%	24.6%

Average invested assets plus cash and cash equivalents	$12,832	$11,847	$11,471

Average yield pretax	4.12%	4.48%	4.58%
Average yield after-tax	3.13	3.39	3.45

Effective fixed-maturity tax rate	27.1	26.9	26.7

Average fixed-maturity at amortized cost	$8,430	$8,153	$7,986

Average fixed-maturity yield pretax	4.90%	5.15%	5.31%
Average fixed-maturity yield after-tax	3.57	3.77	3.89

In 2013, we continued to invest available cash flow in both fixed income and equity securities in a manner that we believe balances current income needs with longer-term invested asset growth goals. While our bond portfolio more than covers our insurance reserve liabilities, we believe our diversified common stock portfolio of mainly blue chip, dividend-paying companies represents one of our best investment opportunities for the long term. We position our portfolio with consideration to both the challenges presented by the current low interest rate environment and the risks presented by potential future inflation. As bonds in our generally laddered portfolio mature or are called over the near term, we will be challenged to replace their current yield. Approximately 22 percent of our fixed-maturity investments mature during 2014 through 2016 with an average pretax yield-to-amortized cost of 4.6 percent, including 6.1 percent of the portfolio maturing during 2014 and yielding 4.8 percent, 7.6 percent of the portfolio maturing during 2015 and yielding 4.5 percent and 7.9 percent of the portfolio maturing during 2016 and yielding 4.5 percent.

We discussed our portfolio strategies in Item 1, Investments Segment. We discuss risks related to our investment income and our fixed-maturity and equity investment portfolios in Item 7a, Quantitative and Qualitative Disclosures About Market Risk.

Net Realized Investment Gains and Losses
Net realized investment gains and losses are made up of gains or losses from the disposal of securities, changes in the valuation of embedded derivatives within certain convertible securities and OTTI charges from impaired securities. The factors we consider when evaluating impairments are discussed in Critical Accounting Estimates, Asset Impairment.

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

As appropriate, we buy, hold or sell both fixed-maturity and equity securities on an ongoing basis to help achieve our portfolio objectives. We generally purchase fixed-maturity securities with the intention to hold until maturity. If they that no longer meet our investment criteria, they are divested. Sales of fixed-maturity securities are usually due to a change in credit fundamentals. Pretax realized investment gains in the past three years largely were due to the sale of equity holdings.

Net realized investment gains and losses totaling $83 million for the year ended December 31, 2013, included:

•	$64 million in net realized gains from equity security sales.

•	$12 million in gains from fixed-maturity security sales and calls.

•
$9 million in other net realized gains, including $3 million in gains from changes in the fair value of securities with embedded derivatives, described as hybrid securities in Item 8, Note 2, of the Consolidated Financial Statements.

•	$2 million in OTTI charges to write down seven holdings of equity and fixed-maturity securities.

The $42 million net realized investment gains and losses in 2012 were primarily due to $37 million in net realized gains from equity security sales and $35 million in gains from fixed-maturity security sales and calls, partially offset by $33 million of OTTI charges for 13 securities.

In 2011, the $70 million net realized investment gains and losses were mostly due to $111 million in net realized gains from equity security sales, partially offset by $57 million of OTTI charges for 12 securities.

OTTI charges from the investment portfolio by the asset classes we described in Item 1, Investments Segment, are summarized below:

(Dollars in millions)	Years ended December 31,
	2013	2012	2011
Taxable fixed maturities:
Impairment amount	$1	$1	$4
New amortized cost	$4	$—	$6
Percent to total amortized cost owned	0%	0%	0%
Number of securities other-than-temporarily impaired	3	1	6
Percent to number of securities owned	0%	0%	0%

Tax-exempt fixed maturities:
Impairment amount	$1	$—	$1
New amortized cost	$5	$—	$9
Percent to total amortized cost owned	0%	0%	0%
Number of securities other-than-temporarily impaired	4	1	3
Percent to number of securities owned	0%	0%	0%

Common equities:
Impairment amount	$—	$32	$52
New cost	$—	$153	$56
Percent to total cost owned	0%	7%	3%
Number of securities other-than-temporarily impaired	—	11	3
Percent to number of securities owned	0%	15%	4%

Total:
Impairment amount	$2	$33	$57
New cost or amortized cost	$9	$153	$71
Percent to total cost or amortized cost owned	0%	1%	1%
Number of securities other-than-temporarily impaired	7	13	12
Percent to number of securities owned	0%	0%	1%

OTTI charges from the investment portfolio by industry are summarized as follows:

(In millions)	Years ended December 31,
	2013	2012	2011
Fixed maturities:
Municipal	$1	$0	$0
Utilities	1	0	0
Financial	0	0	1
Services cyclical	0	1	1
Consumer cyclical	0	0	1
Other	0	0	2
Total fixed maturities	2	1	5

Common equities:
Consumer discretionary	0	14	0
Industrials	0	8	0
Material	0	7	0
Energy	0	2	0
Health	0	1	2
Financial	0	0	50
Total common equities	0	32	52
Total	$2	$33	$57

Investments Outlook
The general market view is that, in light of Federal Reserve commentary, interest rates are likely to remain below historic averages for at least the next two years. This will continue to apply pressure on investment income.

We continue to focus on portfolio strategies to balance near-term income generation and long-term book value growth. In 2014, we expect to continue to allocate a portion of cash available for investment to equity securities, taking into consideration corporate liquidity and income requirements, as well as insurance department regulations and rating agency comments. We discuss our portfolio strategies in Item 1, Investments Segment.

We believe that a weak or prolonged recovery from current economic conditions could heighten the risk of renewed pressure on securities markets, which could lead to additional OTTI charges. Our asset impairment committee continues to monitor the investment portfolio. The current asset impairment policy is described in Critical Accounting Estimates, Asset Impairment.

Other
Revenues in 2013 for our Other operations remained at the same level as 2012, while expenses rose $1 million. Other includes noninvestment operations of the parent company and its subsidiary, CFC Investment Company. Losses before income taxes for Other were largely driven by interest expense from debt of the parent company.

(In millions)	Years ended December 31,			2013-2012	2012-2011
	2013	2012	2011	Change %	Change %
Interest and fees on loans and leases	$7	$7	$7	0	0
Other revenues	2	2	1	0	100
Total revenues	9	9	8	0	13
Interest expense	54	54	54	0	0
Operating expenses	15	14	14	7	0
Total expenses	69	68	68	1	0
Other loss	$(60)	$(59)	$(60)	(2)	2

Taxes
We had $197 million of income tax expense in 2013 compared with $145 million in 2012 and $9 million in 2011. Our corporate effective tax rate for 2013 was 27.6 percent compared with 25.6 percent in 2012 and 5.2 percent in 2011.

The change in our effective tax rate was primarily due to changes in pretax income from underwriting results and realized investment gains and losses, with unchanged levels of permanent book-tax differences.

Historically, we have pursued a strategy of investing some portion of cash flow in tax-advantaged fixed-maturity and equity securities to minimize our overall tax liability and maximize after-tax earnings. See Item 1, Tax-Exempt Fixed Maturities, for further discussion on municipal bond purchases in our fixed-maturity investment portfolio. For our property casualty insurance subsidiaries, approximately 85 percent of income from tax-advantaged fixed-maturity investments is exempt from federal tax. Our life insurance company and our noninsurance companies own an immaterial amount of tax-advantaged fixed-maturity investments. For our property casualty insurance subsidiaries, the dividend received deduction, after the dividend proration of the 1986 Tax Reform Act, exempts approximately 60 percent of dividends from qualified equities from federal tax. For our noninsurance subsidiaries, the dividend received deduction exempts 70 percent of dividends from qualified equities. Our life insurance company owns no equities subject to the dividend received deduction. Details about our effective tax rate are found in Item 8, Note 11 of the Consolidated Financial Statements.

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

Parent Company Liquidity
The parent company’s primary sources of cash inflows are dividends from our insurance subsidiary, investment income, maturity of fixed income securities and sale proceeds from investments. The parent company’s cash outflows are primarily interest and principal payments on long- and short-term debt, dividends to shareholders, common stock repurchases, pension contributions, investment purchases and general operating expenses. As of December 31, 2013, the parent company had $1.532 billion in cash and marketable securities, providing strong liquidity to fund cash outflows, as needed.

The payment of dividends to shareholders is largely based upon receiving subsidiary dividends. Otherwise, we could sell investments or use our line of credit to support the payment.

The table below shows a summary, by the direct method, of the major sources and uses of cash flow by the parent company. Dividends received from subsidiaries in 2013 were $65 million more than 2012, reflecting an increase in property casualty insurance subsidiary net cash flow from operating activities. We expect 2014 sources of cash flows to be similar to 2013, assuming similar catastrophe losses. The majority of expenditures for the parent company have been consistent during the last three years, and we expect future expenditures to remain fairly stable. Share repurchases are discretionary, depending on cash availability and capital management decisions.

(In millions)	Years ended December 31,
	2013	2012	2011
Sources of liquidity:
Insurance subsidiary dividends received	$350	$285	$170
Short-term debt	—	—	55
Investment income received	41	42	41
Uses of liquidity:
Debt interest payments	$53	$53	$53
Pension contribution	15	14	35
Shareholders' dividend payments	263	256	255
Purchase of treasury shares	52	—	32

Insurance Subsidiary Liquidity
Our insurance subsidiary’s primary sources of cash inflows are collection of premiums, investment income, maturity of fixed-income securities and sale proceeds from investments. Property casualty insurance premiums generally are received before losses are paid under the policies purchased with those premiums. Our insurance subsidiary’s cash outflows are primarily property casualty loss and loss expenses, commissions, salaries, taxes, operating expenses and investment purchases. Over the past three years, premium receipts and investment income have been more than sufficient to pay claims and operating expenses. Excess cash flows were partially used to pay dividends to the parent company. We are not aware of any known trends that would materially change historical cash flow results over the next 12 months, other than fluctuations in catastrophe claims and other large losses either individually or in aggregate.

The table below shows a summary of operating cash flow for property casualty insurance (direct method). Historically, annual variation in operating cash flow has tended to be largely related to changes in levels of catastrophe losses.

(In millions)	Years ended December 31,
	2013	2012	2011
Premiums collected	$3,866	$3,451	$3,080
Loss and loss expenses paid	(2,172)	(2,229)	(2,241)
Commissions and other underwriting expenses paid	(1,164)	(1,035)	(1,005)
Cash flow from underwriting activities	530	187	(166)
Investment income received	355	360	357
Cash flow from operating activities	$885	$547	$191

Additional Sources of Liquidity
Investment income is a primary source of liquidity for both the parent company and our insurance subsidiary operations. For both, cash in excess of operating requirements and shareholder dividends is invested in fixed-maturity and equity securities.

Cash generated from investment income provides an important investment contribution to cash flow and liquidity. The sale of investments could provide an additional source of liquidity at either the parent company or insurance subsidiary level, if required. However, we follow a buy-and-hold investment philosophy, seeking to compound cash flows over the long-term. In addition to possible sales of investments, proceeds of call or maturities of fixed-maturity securities also can provide liquidity. During the next five years, $4.053 billion, or 44.2 percent, of our fixed-maturity portfolio is scheduled to mature. At year-end 2013, total unrealized gains in the investment portfolio, before deferred income taxes, were $2.335 billion. Liquidity sourced from our investment portfolio is not materially at risk from European-based securities, as our total exposure to such securities at the end of 2013 was $455 million on a fair value basis, or 3.4 percent of our total invested assets. We own no European sovereign debt. Our European-based securities are summarized by country in Item 7A, Qualitative and Quantitative Disclosures About Market Risk.

Financial resources of the parent company also could be made available to our insurance subsidiaries, if circumstances required. This flexibility would include our ability to access the capital markets and short-term bank borrowings.

Our debt totaled $894 million at year-end 2013, consisting of $790 million of noncallable long-term debt and $104 million in borrowings on our short-term line of credit. We generally have minimized our reliance on debt financing although we may use the line to fund short-term cash needs.

Long-Term Debt
We provide details of our three long-term notes in Item 8, Note 8 of the Consolidated Financial Statements. None of the notes are encumbered by rating triggers. The total principal amount of our long-term debt at December 31, 2013, was $793 million and included:

•	$391 million aggregate principal amount of 6.92% senior debentures due 2028.

•	$28 million aggregate principal amount of 6.9% senior debentures due 2028.

•	$374 million aggregate principal amount of 6.125% senior debentures due 2034.

The company’s senior debt is rated investment grade by independent rating firms. None of the four rating agencies made changes to our debt ratings in 2013. Our debt ratings at February 25, 2014, were: a- from A.M. Best, BBB+ from Fitch Ratings, A3 from Moody’s Investors Service and BBB from Standard & Poor’s Ratings Services.

Short-Term Debt
At December 31, 2013, we had a $225 million line of credit with commercial banks, with $104 million borrowed. There was no change in the amount of short-term debt during 2013. Access to this line of credit requires compliance with various covenants, including maintaining a minimum consolidated net worth and not exceeding a 30 percent ratio of debt to capital, as defined by the agreement. The minimum consolidated net worth requirement is $3 billion plus 50 percent of consolidated net income and net cash proceeds from issuance of equity securities after March 31, 2012. At December 31, 2013, we were well within compliance with all covenants under the credit agreements and believe we will remain in compliance.

That $225 million unsecured revolving line of credit is administered by PNC Bank, N.A., a subsidiary of The PNC Financial Services Group Inc. (NYSE:PNC). It was established in 2012 and will expire in May 2017. Our subsidiary CFC Investment Company also is a borrower under this line of credit. PNC Bank is the lead participant bookrunner with a $65 million share. Fifth Third Bancorp (Nasdaq:FITB) is the syndication agent with a $65 million share. U.S. Bancorp (NYSE:USB), BB&T Corp (NYSE:BBT) and Huntington Bancshares, Inc. (Nasdaq:HBAN) each provide $25 million of capacity, and Northern Trust Corporation (Nasdaq:NTRS), provides $20 million of capacity.

The credit agreement provides alternative interest charges based on the type of borrowing and our debt rating. The interest rate charged is adjusted LIBOR plus an applicable margin.

Capital Resources
Capital resources consisting of shareholders’ equity and total debt represent our overall financial strength to support writing and growing our insurance businesses. At December 31, 2013, we had total capital of $6.964 billion. Shareholders’ equity was $6.070 billion, an increase of $617 million, or 11 percent, from the prior year. Our total debt was $894 million, unchanged from a year ago. We seek to maintain a solid financial position and provide capital flexibility by keeping our ratio of debt to total capital moderate. We target a ratio below 20 percent. At year-end 2013, the ratio was 12.8 percent compared with 14.1 percent at year-end 2012.

At the discretion of the board of directors, the company can return cash directly to shareholders:

•
Dividends to shareholders –The ability of the company to continue paying cash dividends is subject to factors the board of directors deem relevant. While the board and management believe there is merit to sustaining the company’s long record of dividend increases, our first priority is the company’s financial strength. Over the past

10 years, the company has paid an average of 58 percent of net income as dividends. Through 2013, the board had increased our cash dividend for 53 consecutive years. The board decisions in August 2013 and in January 2014 to increase the dividend demonstrated confidence in the company’s strong capital, liquidity, financial flexibility and initiatives to grow earnings.

•
Common stock repurchase – Generally, our board believes that share repurchases can help fulfill our commitment to enhancing shareholder value. Consequently, the board has authorized the repurchase of outstanding shares, giving management discretion to purchase shares at reasonable prices in light of circumstances at the time of purchase.

Our approach since mid-2008 has been to preserve capital and repurchase a minimal amount of shares. Those repurchases were intended to partially offset the issuance of shares through equity compensation plans, primarily due to vesting of service-based restricted stock units of equity awards granted in the past. Our corporate Code of Conduct restricts repurchases during certain time periods. The details of the repurchase authorizations and activity are described in Item 5, Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Obligations
We pay obligations to customers, suppliers and associates in the normal course of our business operations. Some are contractual obligations that define the amount, circumstances and/or timing of payments. We have other commitments for business expenditures; however, the amount, circumstances and/or timing of our other commitments are not dictated by contractual arrangements.

Contractual Obligations
As of December 31, 2013, we estimate our future contractual obligations as follows:

(In millions)	Year	Years	Years	There-
Payment due by period	2014	2015-2016	2017-2018	after	Total
Gross property casualty loss and loss expense payments	$1,392	$1,357	$579	$913	$4,241
Gross life policyholder obligations	105	164	190	4,091	4,550
Interest on long-term debt	52	104	104	630	890
Long-term debt	—	—	—	793	793
Short-term debt	104	—	—	—	104
Capital lease obligations	19	22	3	1	45
Computer hardware and software	14	12	—	—	26
Other invested assets	5	9	6	—	20
Total	$1,691	$1,668	$882	$6,428	$10,669

Our two most significant contractual obligations are discussed in conjunction with related insurance reserves in Property Casualty Loss and Loss Expense Obligations and Reserves and Life Insurance Policyholder Obligations and Reserves in this report. Other future contractual obligations include:

•	Interest on long-term debt – We expect total interest expense to be $52 million in 2014. We discuss outstanding debt in Additional Sources of Liquidity.

•
Computer hardware and software – We expect to spend $26 million over the next three years for current material commitments for computer hardware and software, including maintenance contracts on hardware and other known obligations. We discuss below the noncontractual expenses we anticipate for computer hardware and software in 2014.

Other Commitments
At December 31, 2013, we believe our most significant other commitments are:

•	Commissions – We expect commission payments to generally track with written premiums.

•
Other operating expenses – Many of our operating expenses are not contractual obligations but reflect the ongoing expenses of our business. In addition to contractual obligations for hardware and software discussed above, we anticipate capitalizing approximately $5 million in spending for key technology initiatives in 2014. Capitalized development costs related to key technology initiatives totaled $4 million in both 2013 and 2012. These activities are conducted at our discretion, and we have no material contractual obligations for activities planned as part of these projects.

Liquidity and Capital Resources Outlook
A long-term perspective governs our liquidity and capital resources decisions, with the goal of benefitting our policyholders, agents, shareholders and associates over time. Our 2013 insurance results were better than our combined ratio objective of being consistently within the range of 95 percent to 100 percent, resulting in strong underwriting profits.

At December 31, 2013, we had $433 million in cash and cash equivalents. That strong liquidity and our consistent cash flows give us the flexibility to meet current obligations and commitments while building value by prudently investing where we see potential for both current income and long-term return. They also provide adequate financial cushion when short-term operating results do not meet our objectives.

In any year, we consider the most likely source of pressure on liquidity would be an unusually high level of catastrophe loss payments within a short period of time, such as what occurred in the second quarter of 2011. We responded with a reduced insurance subsidiary dividend to our parent company in 2011. There could also be additional obligations for our insurance operations due to increasing severity or frequency of noncatastrophe claims. To address the risk of unusually large insurance loss obligations including catastrophe events, we maintain property casualty reinsurance contracts with highly rated reinsurers, as discussed under 2014 Reinsurance Programs. We also monitor the financial condition of our reinsurers because their insolvency could jeopardize a portion of our $547 million in outstanding reinsurance recoverable at December 31, 2013.

Parent-company liquidity could be constrained by Ohio regulatory requirements that restrict the dividends insurance subsidiaries can pay. During 2014, our insurance subsidiary can declare $433 million in dividends to our parent company without regulatory approval. We do not expect future pension contributions to constrain our liquidity. The fair value of plan assets is 109 percent of the accumulated benefit obligation at December 31, 2013. Continued economic weakness also has the potential to affect our liquidity and capital resources in a number of different ways, potentially including: delinquent payments from agencies, defaults on interest payments by fixed-maturity holdings in our portfolio, dividend reductions by holdings in our equity portfolio or declines in the market value of holdings in our portfolio.

Off-Balance-Sheet Arrangements
We do not use any special-purpose financing vehicles or have any undisclosed off-balance-sheet arrangements (as that term is defined in applicable SEC rules) that are reasonably likely to have a current or future material effect on the company’s financial condition, results of operation, liquidity, capital expenditures or capital resources.

Property Casualty Loss and Loss Expense Obligations and Reserves
For the business lines in the commercial and personal lines insurance segments, and in total for the excess and surplus lines segment, the following table details gross reserves among case, IBNR and loss expense reserves, net of salvage and subrogation. Reserving practices are discussed in Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves.

Our estimate of future gross property casualty loss and loss expense payments of $4.241 billion is lower than loss and loss expense reserves of $4.311 billion reported on our balance sheet at December 31, 2013. The $70 million difference is due to certain life and health loss reserves.

The increase in total gross reserves was due to a $101 million increase in IBNR reserves, including $45 million for our commercial casualty line of business and $49 million for our workers’ compensation line of business. Total gross reserves for our excess and surplus lines insurance segment rose $31 million, reflecting a 25 percent increase in earned premiums.

Property Casualty Gross Reserves

(In millions)	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
	reserves	reserves	reserves	reserves	of total
At December, 31 2013
Commercial lines insurance
Commercial casualty	$790	$393	$496	$1,679	39.6%
Commercial property	189	30	37	256	6.0
Commercial auto	264	40	69	373	8.8
Workers' compensation	421	522	95	1,038	24.5
Specialty packages	72	8	25	105	2.5
Management liability and surety	139	3	68	210	5.0
Machinery and equipment	—	4	2	6	0.1
Subtotal	1,875	1,000	792	3,667	86.5
Personal lines insurance
Personal auto	178	(18)	61	221	5.2
Homeowner	80	9	24	113	2.7
Other personal	46	32	5	83	1.9
Subtotal	304	23	90	417	9.8
Excess and surplus lines	65	55	37	157	3.7
Total	$2,244	$1,078	$919	$4,241	100.0%

At December 31, 2012
Commercial lines insurance
Commercial casualty	$816	$348	$503	$1,667	40.0%
Commercial property	197	22	38	257	6.2
Commercial auto	252	35	66	353	8.5
Workers' compensation	433	473	97	1,003	24.1
Specialty packages	129	3	27	159	3.8
Management liability and surety	121	6	74	201	4.8
Machinery and equipment	1	2	2	5	0.1
Subtotal	1,949	889	807	3,645	87.5
Personal lines insurance
Personal auto	140	(10)	53	183	4.4
Homeowner	81	21	27	129	3.1
Other personal	39	42	5	86	2.1
Subtotal	260	53	85	398	9.6
Excess and surplus lines	61	35	30	126	2.9
Total	$2,270	$977	$922	$4,169	100.0%

Asbestos and Environmental Reserves
We carried $77 million of net loss and loss expense reserves for asbestos and environmental claims and $51 million of reserves for mold claims at year-end 2013, compared with $67 million and $54 million, respectively, for such claims at year-end 2012. The asbestos and environmental claims amounts for each respective year constituted 1.9 percent and 1.8 percent of total net loss and loss expense reserves at these year-end dates.

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

Due to these considerations, our actuarial staff reviewed additional reserving methods and elected to use a weighted average of a paid survival ratio method and report year method to estimate reserves for IBNR asbestos and environmental claims. The result is a decrease of approximately 2.6 percent in the indicated net reserve as derived from the 2003 survival ratio analysis alone. Our exposure to such claims is limited; we believe moving to weighted average of both methods produces a sufficient level of reserves.

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

Our estimates of gross property casualty loss and loss expense payments do not include reinsurance receivables or ceded losses. As discussed in 2014 Reinsurance Programs, we purchase reinsurance to mitigate our property casualty risk exposure. Ceded property casualty reinsurance unpaid receivables of $299 million at year-end 2013 are an offset to our gross property casualty loss and loss expense obligations. Our reinsurance program mitigates the liquidity risk of a single large loss or an unexpected rise in claim severity or frequency due to a catastrophic event. Reinsurance does not relieve us of our obligation to pay covered claims. The financial strength of our reinsurers is important because our ability to recover losses under our reinsurance agreements depends on the financial viability of the reinsurers.

We direct our associates and agencies to settle claims and pay losses as quickly as is practical, and we made $2.172 billion of net claim payments during 2013. At year-end 2013, total net property casualty reserves of $3.942 billion reflected $2.032 billion in unpaid amounts on reported claims (case reserves), $884 million in loss expense reserves and $1.026 billion in estimates of claims that were incurred but had not yet been reported (IBNR). The specific amounts and timing of obligations related to case reserves and associated loss expenses are not set contractually. The amounts and timing of obligations for IBNR claims and related loss expenses are unknown. We discuss our methods of establishing loss and loss expense reserves and our belief that reserves are adequate in Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves.

The historical pattern of using premium receipts for the payment of loss and loss expenses has enabled us to extend slightly the maturities of our investment portfolio beyond the estimated settlement date of the loss reserves. The effective duration of our consolidated property casualty fixed-maturity portfolio was 4.5 years at year-end 2013. By contrast, the duration of our loss and loss expense reserves was approximately 4.32 years. We believe this difference in duration does not affect our ability to meet current obligations because cash flow from operations is sufficient to meet these obligations. In addition, investment holdings could be sold, if necessary, to meet higher than anticipated loss and loss expenses.

Range of Reasonable Reserves
The company established a reasonably likely range for net loss and loss expense reserves of $3.727 billion to $4.078 billion at year-end 2013, with the company carrying net reserves of $3.942 billion. The likely range was $3.598 billion to $3.918 billion at year-end 2012, with the company carrying net reserves of $3.813 billion. Our loss and loss expense reserves are not discounted for the time-value of money, but we have reduced the reserves by an estimate of the amount of salvage and subrogation payments we expect to recover.

The low point of each year’s range corresponds to approximately one standard error below each year’s mean reserve estimate, while the high point corresponds to approximately one standard error above each year’s mean reserve estimate. We discussed management’s reasons for basing reasonably likely reserve ranges on standard errors in Critical Accounting Estimates, Reserve Estimate Variability.

The ranges reflect our assessment of the most likely unpaid loss and loss expenses at year-end 2013 and 2012. However, actual unpaid loss and loss expenses could nonetheless fall outside of the indicated ranges.

Management’s best estimate of total loss and loss expense reserves as of year-end 2013 was consistent with the corresponding actuarial best estimate. Management’s best estimate of total loss and loss expense reserves as of year-end 2012 also was consistent with the corresponding actuarial best estimate.

Development of Reserves for Loss and Loss Expenses
We reconcile the beginning and ending balances of our reserves for loss and loss expenses at December 31, 2013, 2012 and 2011, in Item 8, Note 4 of the Consolidated Financial Statements. The reconciliation of our year-end 2012 reserve balance to net incurred losses one year later recognizes $147 million of favorable reserve development.

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

•
Section B shows the cumulative net amount paid with respect to the previously recorded reserve as of the end of each succeeding year. For example, as of December 31, 2013, we had paid $2.197 billion of loss and loss expenses in calendar years 2004 through 2013 for losses that occurred in accident years 2003 and prior. An estimated $306 million of losses remained unpaid as of year-end 2013 (net re-estimated reserves of $2.503 billion from Section C less cumulative net paid loss and loss expenses of $2.197 billion).

•
Section C shows the re-estimated amount of the previously reported reserves based on experience as of the end of each succeeding year. The estimate is increased or decreased as we learn more about the development of the related claims.

•
Section D, cumulative net reserve development, represents the aggregate change in the estimates for all years subsequent to the year the reserves were initially established. For example, reserves established at December 31, 2003, had developed favorably by $342 million over 10 years, net of reinsurance, which was reflected in income over the 10 years. The table shows favorable reserve development as a negative number. Favorable reserve development on prior accident years, which represents a negative expense, is favorable to income. The “One year later” line in the table shows the effects on income before income taxes in 2013, 2012 and 2011 of changes in estimates of the reserves for loss and loss expenses for all accident years. The effect was favorable to pretax income for those three years by $147 million, $396 million, and $285 million, respectively.

In evaluating the development of our estimated reserves for loss and loss expenses for the past 10 years, note that each amount includes the effects of all changes in amounts for prior periods. For example, payments or reserve adjustments related to losses settled in 2013 but incurred in 2007 are included in the cumulative deficiency or redundancy amount for 2007 and each subsequent year. In addition, this table presents calendar year data, not accident or policy year development data, which readers may be more accustomed to analyzing. Conditions and trends that affected development of reserves in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future reserve development based on this data.

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

Development of Estimated Reserves for Property and Casualty Loss and Loss Expenses

(In millions)
	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
A. Originally reported reserves for unpaid loss and loss expenses:
Gross of reinsurance	$3,386	$3,514	$3,629	$3,860	$3,925	$4,040	$4,096	$4,137	$4,280	$4,169	$4,241
Reinsurance recoverable	541	537	518	504	528	542	435	326	375	356	299
Net of reinsurance	$2,845	$2,977	$3,111	$3,356	$3,397	$3,498	$3,661	$3,811	$3,905	$3,813	$3,942

B. Cumulative net paid as of:
One year later	$817	$907	$944	$1,006	$979	$994	$926	$1,035	$1,106	$1,127
Two years later	1,293	1,426	1,502	1,547	1,523	1,529	1,511	1,663	1,717
Three years later	1,626	1,758	1,845	1,896	1,857	1,912	1,921	2,052
Four years later	1,823	1,963	2,059	2,096	2,102	2,174	2,188
Five years later	1,945	2,096	2,176	2,247	2,264	2,343
Six years later	2,031	2,163	2,282	2,360	2,371
Seven years later	2,077	2,238	2,355	2,437
Eight years later	2,132	2,291	2,402
Nine years later	2,170	2,328
Ten years later	2,197

C. Net reserves re-estimated as of:
One year later	$2,649	$2,817	$2,995	$3,112	$3,074	$3,310	$3,357	$3,526	$3,509	$3,666
Two years later	2,546	2,743	2,871	2,893	3,042	3,197	3,251	3,283	3,464
Three years later	2,489	2,657	2,724	2,898	3,005	3,124	3,076	3,279
Four years later	2,452	2,578	2,776	2,907	2,957	3,043	3,121
Five years later	2,414	2,645	2,788	2,900	2,925	3,073
Six years later	2,469	2,662	2,790	2,890	2,949
Seven years later	2,491	2,665	2,792	2,918
Eight years later	2,496	2,657	2,821
Nine years later	2,482	2,684
Ten years later	2,503

D. Cumulative net redundancy as of:
One year later	$(196)	$(160)	$(116)	$(244)	$(323)	$(188)	$(304)	$(285)	$(396)	$(147)
Two years later	(299)	(234)	(240)	(463)	(355)	(301)	(410)	(528)	(441)
Three years later	(356)	(320)	(387)	(458)	(392)	(374)	(585)	(532)
Four years later	(393)	(399)	(335)	(449)	(440)	(455)	(540)
Five years later	(431)	(332)	(323)	(456)	(472)	(425)
Six years later	(376)	(315)	(321)	(466)	(448)
Seven years later	(354)	(312)	(319)	(438)
Eight years later	(349)	(320)	(290)
Nine years later	(363)	(293)
Ten years later	(342)

Net reserves re-estimated—latest	$2,503	$2,684	$2,821	$2,918	$2,949	$3,073	$3,121	$3,279	$3,464	$3,666
Re-estimated recoverable—latest	502	524	495	487	469	507	409	339	397	358
Gross liability re-estimated—latest	$3,005	$3,208	$3,316	$3,405	$3,418	$3,580	$3,530	$3,618	$3,861	$4,024

Cumulative gross redundancy	$(381)	$(306)	$(313)	$(455)	$(507)	$(460)	$(566)	$(519)	$(419)	$(145)

Consolidated Property Casualty Insurance Development of Estimated Reserves by Accident Year
The following table shows net reserve changes at year-end 2013, 2012 and 2011 by property casualty segment and accident year:

(In millions)	Comm.	Pers.	E&S
	lines	lines	lines	Totals
As of December 31, 2013
2012 accident year	$(67)	$(27)	$(9)	$(103)
2011 accident year	(25)	(13)	(3)	(41)
2010 accident year	(48)	1	(1)	(48)
2009 accident year	13	2	—	15
2008 accident year	9	(1)	—	8
2007 accident year	(5)	—	—	(5)
2006 and prior accident years	28	(1)	—	27
Unfavorable/(Favorable)	$(95)	$(39)	$(13)	$(147)

As of December 31, 2012
2011 accident year	$(93)	$(60)	$—	$(153)
2010 accident year	(49)	(16)	(3)	(68)
2009 accident year	(80)	(11)	(2)	(93)
2008 accident year	(45)	(5)	—	(50)
2007 accident year	(18)	(3)	—	(21)
2006 accident year	(12)	(1)	—	(13)
2005 and prior accident years	5	(3)	—	2
Unfavorable/(Favorable)	$(292)	$(99)	$(5)	$(396)

As of December 31, 2011
2010 accident year	$(148)	$(26)	$(4)	$(178)
2009 accident year	(16)	(10)	(5)	(31)
2008 accident year	(23)	(2)	—	(25)
2007 accident year	(36)	(3)	—	(39)
2006 accident year	(8)	(2)	—	(10)
2005 accident year	(3)	(1)	—	(4)
2004 and prior accident years	—	2	—	2
Unfavorable/(Favorable)	$(234)	$(42)	$(9)	$(285)

Overall favorable development for consolidated property casualty reserves of $147 million in 2013 illustrated the potential for revisions inherent in estimating reserves, especially for long-tail lines such as commercial casualty and workers’ compensation. As noted in Critical Accounting Estimates, Key Assumptions Loss Reserving, our models predict that actual loss and loss expense emergence will differ from projections, and we do not attempt to monitor or identify such normal variations. The table in Property Casualty Loss and Loss Expense Obligations and Reserves shows reserves by segment and lines of business and the components of gross reserves among case, IBNR and loss expense reserves.

Favorable reserve development of $70 million for the commercial casualty line accounted for approximately 75 percent of the commercial lines insurance segment total in 2013, while favorable reserve development of $14 million for the workers’ compensation line accounted for approximately 15 percent of the segment total in 2013. Our commercial property line of business experienced $22 million of favorable reserve development on prior accident years recorded during 2013, including $14 million for catastrophe losses. Drivers of significant reserve development for various lines of business are discussed below.

•
Moderation in commercial casualty trend selections – We saw moderating loss cost trends continue in several commercial casualty coverages. A number of factors seem to have played a role, including a slow economic recovery, favorable court decisions, policy form restrictions and claims department initiatives. Accordingly, it is not entirely clear whether these moderating loss cost trends will persist, and our actuaries have responded cautiously to these changes, electing to recognize improvements in trends used for estimating reserves in a progressive, incremental fashion.

•
Commercial auto loss emergence – Commercial auto developed slightly unfavorably during calendar year 2013. This line has become troublesome for the industry as a whole, perhaps due to an improving economy. We continue to watch it closely. Initiatives to improve profitability of our commercial auto line of business are discussed in Commercial Lines Insurance Results of Operations, Commercial Lines of Business Analysis.

•
Workers’ compensation trends and initiatives – We continue to see favorable calendar year development for this line. Loss emergence during 2013 was less than expected for the more recent accident years, but older years developed adversely. The trend for payments to be made in future calendar years is down slightly. However, we are watching this line closely, as a sudden increase in trend for future payments has a highly leveraged effect. Initiatives to improve profitability of our workers’ compensation line of business are discussed in Commercial Lines Insurance Results of Operations, Commercial Lines of Business Analysis.

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

For the excess and surplus lines insurance segment, the table showing reserves by segment and lines of business in Property Casualty Loss and Loss Expense Obligations and Reserves, shows the components of gross reserves among case, IBNR and loss expense reserves. Total gross reserves were up $31 million from year-end 2012 primarily due to the increase in premiums and exposures for this segment, as we discussed in Excess and Surplus Lines Insurance Results of Operations. Favorable development during 2013 of $13 million for excess and surplus lines insurance segment reserves, shown in the table above, illustrates the potential for revisions inherent in estimating reserves. During 2011, we began to rely more heavily on development patterns from our own excess and surplus lines business, contributing to the modest decrease in reserves, especially for the defense and cost containment portion of loss expense reserves.

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

Our estimates of gross life, annuity and disability obligations do not reflect net recoveries from reinsurance agreements. Ceded life reinsurance receivables were $239 million at year-end 2013. As discussed in 2014 Reinsurance Programs, we purchase reinsurance to mitigate our life insurance risk exposure. At year-end 2013, ceded death benefits represented approximately 43.5 percent of our total gross policy face amounts in force.

These estimated cash outflows are undiscounted with respect to interest. As a result, the sum of the cash outflows for all years of $4.550 billion (total of life insurance obligations) exceeds the liabilities recorded in life policy and investment contract reserves and separate accounts for future policy benefits and claims of $3.065 billion (total of life insurance policy reserves and separate account policy reserves). Separate account policy reserves make up all but $9 million of separate accounts liabilities.

We have made significant assumptions to determine the estimated undiscounted cash flows of these policies and contracts that include mortality, morbidity, timing of claims, future lapse rates and interest crediting rates. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results.

Life Insurance Reserves
Gross life policy reserves were $2.390 billion at year-end 2013, compared with $2.295 billion at year-end 2012. The increase was primarily due to reserves for traditional life insurance contracts. We establish reserves for traditional life insurance policies based on expected expenses, mortality, morbidity, withdrawal rates and investment yields, including a provision for uncertainty. Once these assumptions are established, they generally are maintained throughout the lives of the contracts. We use both our own experience and industry experience adjusted for historical trends in arriving at our assumptions for expected mortality, morbidity and withdrawal rates. We use our own experience and historical trends for setting our assumptions for expected expenses. We base our assumptions for expected investment income on our own experience adjusted for current economic conditions.

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

2014 Reinsurance Programs
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

To help determine appropriate reinsurance coverage for hurricane, earthquake and tornado/hail exposures, we use the RMS and AIR models to estimate the probable maximum loss from a single event or multiple events occurring in a one-year period. The models are proprietary in nature, and the vendors that provide them periodically update the models, sometimes resulting in significant changes to their estimate of probable maximum loss. As of the end of 2013, both models indicated that a hurricane event represents our largest amount of exposure to losses. The table below summarizes estimated probabilities and the corresponding probable maximum loss from a single hurricane event occurring in a one-year period, and indicates the effect of such losses on consolidated shareholders’ equity as of December 31, 2013. Net losses are net of reinsurance and income taxes, and assume our 2014 reinsurance programs apply.

(Dollars in millions)	RMS Model			AIR Model
			Percent			Percent
	Gross	Net	of total	Gross	Net	of total
Probability as of December 31, 2013	Losses	Losses	equity	Losses	Losses	equity
2.0% of a 1-in-50 year event	$378	$68	1.1%	$335	$66	1.1%
1.0% of a 1-in-100 year event	580	74	1.2	468	71	1.2
0.4% of a 1-in-250 year event	932	291	4.8	740	166	2.7
0.2% of a 1-in-500 year event	1,276	514	8.5	886	261	4.3

The modeled losses according to RMS in the table are based on its RiskLink version 13.0 catastrophe model and use a near-term storm catalog methodology. The near-term storm catalog theory is a more conservative approach and places a higher weighting on the increased hurricane activity of the past several years, thus producing higher probable maximum loss projections than a longer-term view. The modeled losses according to AIR in the table are based on its AIR Clasic/2 version 15 catastrophe model and use a long-term methodology. The AIR storm catalog includes decades of documented weather events used in simulations for probable maximum loss projections.

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

Currently participating on our standard market property and casualty per-risk and per-occurrence programs are Hannover Reinsurance Company, Munich Reinsurance America, Partner Reinsurance Company of the U.S. and Swiss Reinsurance America Corporation, all of which had A.M. Best insurer financial strength ratings of A+ (Superior) or better as of December 31, 2013. Our property catastrophe program is subscribed through a broker by reinsurers from the United States, Bermuda, London and the European markets. The largest participant in our property catastrophe program, representing approximately 47 percent of total participation, is the Lloyds of London placement that features numerous syndicates, with R.J. Kiln & Company Limited and the Catlin Syndicate taking the largest participations. Other primary participants in our property catastrophe program include Liberty Syndicates, Axis Specialty, Amlin Re and Markel Ltd.

The following table shows our five largest property casualty reinsurance receivable amounts by reinsurer at year‑end 2013 and 2012. USAIG is a joint underwriting association of individual insurance companies that collectively functions as a worldwide aviation insurance market. We terminated our participation in the association after policy year 2002. The A.M. Best insurer financial strength ratings as of December 31, 2013, are also shown for each those reinsurers.

(Dollars in millions)	2013		2012
Name of reinsurer	Total Receivable	A.M. Best Rating	Total Receivable	A.M. Best Rating
USAIG	$105	NA	$106	NA
Swiss Reinsurance America Corporation	57	A+	78	A+
Munich Reinsurance America	37	A+	80	A+
General Reinsurance Corporation	30	A++	33	A++
Michigan Catastrophic Claims Association	28	NA	3	NA

Primary components of the 2014 property and casualty reinsurance program include:

•
Property per risk treaty – The primary purpose of the property treaty is to provide capacity up to $25 million, adequate for the majority of the risks we write. It also includes protection for extra-contractual liability coverage losses. We retain the first $8 million of each loss. Losses between $8 million and $25 million are reinsured at 100 percent. The ceded premium is estimated at $29 million for 2014, compared with initial estimates of

$37 million for both 2013 and 2012. Lower 2014 rates and a $1 million increase in our retention per loss offset the effect of estimates of higher levels of property coverage direct written premiums that are subject to the treaty.

•
Property excess treaty – For 2014, we again purchased a property reinsurance treaty that provides an additional $10 million in protection for property losses. This treaty, along with the property per risk treaty, provides a total of $35 million of protection. The ceded premium is estimated at approximately $4 million for 2014, compared with an initial estimate of $5 million for 2013.

•
Casualty per occurrence treaty – The casualty treaty provides capacity up to $25 million. Similar to the property treaty, it provides sufficient capacity to cover the vast majority of casualty accounts we insure and also includes protection for extra-contractual liability coverage losses. We retain the first $8 million of each loss. Losses between $8 million and $25 million are reinsured at 100 percent. The ceded premium is estimated at $24 million for 2014, compared with initial estimates of approximately $29 million for 2013 and $37 million for 2012. Lower 2014 rates and a $1 million increase in our retention per loss offset the effect of estimates of higher levels of liability coverage direct written premiums that are subject to the treaty.

•
Casualty excess treaty – We purchase a casualty reinsurance treaty that provides an additional $45 million in protection for certain casualty losses. This treaty, along with the casualty per occurrence treaty, provides a total of $70 million of protection for workers’ compensation, extra-contractual liability coverage and clash coverage losses, which would apply when a single occurrence involves multiple policyholders of The Cincinnati Insurance Companies or multiple coverages for one insured. The ceded premium is estimated at approximately $3 million for 2014, similar to the premium estimated for both 2013 and 2012.

•
Property catastrophe treaty – To protect against catastrophic events such as wind and hail, hurricanes or earthquakes, we purchased property catastrophe reinsurance with a limit up to $600 million. The treaty contains one reinstatement provision. For the 2014 treaty, ceded premiums are estimated at $50 million, down from approximately $60 million for 2013, reflecting lower rates and minor changes in our share of losses described below. We retain the first $75 million of any loss, plus varying shares of losses up to $600 million:

◦	60.8 percent of losses between $75 million and $100 million

◦	5.0 percent of losses between $100 million and $200 million

◦	5.0 percent of losses between $200 million and $300 million

◦	5.0 percent of losses between $300 million and $400 million

◦	5.0 percent of losses between $400 million and $600 million

•
Beginning in 2013 we added an alternative reinsurance structure to protect against certain catastrophic events, and a similar structure is in place for 2014 through 2016. For certain exposures in the United States, we arranged for the purchase of collateralized reinsurance funded through the issuance of collateralized risk-linked securities, known as catastrophe bonds. The catastrophe bond arrangements generally provide reinsurance coverage for specific types of losses in specific geographic locations. They are generally designed to supplement coverage provided under the North American catastrophe treaty. Effective January 2014, we have a catastrophe bond arrangement providing up to $100 million in reinsurance protection. It expires in January 2017 and provides coverage for severe convective storm losses in certain key core regions as well as supplemental coverage in the event of an earthquake occurring along the New Madrid fault line and faults occurring in the states of Utah, Washington and Oregon.

After reinsurance, and before any applicable benefit from our catastrophe bond, our maximum exposure to a catastrophic event that causes $600 million in covered losses in 2014 would be $115 million compared with $117 million for 2013. The largest catastrophe loss event in our history occurred during 2011 from a May 20-27 storm system that included a tornado in Joplin, Missouri, and also significant losses from hail in the Dayton, Ohio, area. Our losses from that storm were estimated at December 31, 2013, to be $229 million before reinsurance.

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

Terrorism coverage at various levels has been secured in most of our reinsurance agreements. The broadest coverage for this peril is found in the property and casualty working treaties, the property per risk treaty and the casualty per occurrence treaty, which provide coverage for commercial and personal risks. Our property catastrophe treaty provides terrorism coverage for personal risks, and coverage for commercial risks with total insured values of $13 million or less. For insured values between $13 million and $25 million, there also may be coverage in the property working treaty.

A form of reinsurance is also provided through The Terrorism Risk Insurance Act of 2002 (TRIA). TRIA was originally signed into law on November 26, 2002, and extended on December 22, 2005, in a revised form, and extended again on December 26, 2007. TRIA provides a temporary federal backstop for losses related to the writing of the terrorism peril in property casualty insurance policies. TRIA now is scheduled to expire December 31, 2014. Under regulations promulgated under this statute, insurers are required to offer terrorism coverage for certain lines of property casualty insurance, including property, commercial multi-peril, fire, ocean marine, inland marine, liability, aircraft and workers’ compensation. In the event of a terrorism event defined by TRIA, the federal government would reimburse terrorism claim payments subject to the insurer’s deductible. The deductible is calculated as a percentage of subject written premiums for the preceding calendar year. Our deductible in 2013 was $416 million (20 percent of 2012 subject premiums), and we estimate it is $459 million (20 percent of 2013 subject premiums) for 2014.

Reinsurance protection for the company’s surety business is covered under separate treaties with many of the same reinsurers that write the property casualty working treaties.

The Cincinnati Specialty Underwriters Insurance Company has separate property and casualty reinsurance treaties for 2014 through its parent, The Cincinnati Insurance Company. Primary components of the treaties include:

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

Assumed Reinsurance
The Cincinnati Insurance Company’s reinsurance program for 2014 includes participation in two assumed reinsurance treaties with R.J. Kiln & Company Limited, a reinsurer that spreads its losses to its property book of business among many reinsurers. The exposure to loss is usually triggered as a result of very high catastrophe losses. The First Surplus treaty has exposure for us of up to nearly $2 million of assumed losses from a single event and the Second Surplus treaty has exposure for us of up to nearly $3 million of assumed losses from a single event. The treaties with Kiln Group Limited were in place during 2013 at similar exposure levels.

Safe Harbor Statement
This is our “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995. Our business is subject to certain risks and uncertainties that may cause actual results to differ materially from those suggested by the forward-looking statements in this report. Some of those risks and uncertainties are discussed in Item 1A, Risk Factors.

Factors that could cause or contribute to such differences include, but are not limited to:

•	Unusually high levels of catastrophe losses due to risk concentrations, changes in weather patterns, environmental events, terrorism incidents or other causes

•	Increased frequency and/or severity of claims or development of claims that are unforseen at the time of policy issuance

•	Inadequate estimates or assumptions used for critical accounting estimates

•	Declines in overall stock market values negatively affecting the company’s equity portfolio and book value

•	Events resulting in capital market or credit market uncertainty, followed by prolonged periods of economic instability or recession, that lead to:

◦	Significant or prolonged decline in the value of a particular security or group of securities and impairment of the asset(s)

◦	Significant decline in investment income due to reduced or eliminated dividend payouts from a particular security or group of securities

◦	Significant rise in losses from surety and director and officer policies written for financial institutions or other insured entities

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

•
Events or conditions that could weaken or harm the company’s relationships with its independent agencies and hamper opportunities to add new agencies, resulting in limitations on the company’s opportunities for growth, such as:

◦	Downgrades of the company’s financial strength ratings

◦	Concerns that doing business with the company is too difficult

◦	Perceptions that the company’s level of service, particularly claims service, is no longer a distinguishing characteristic in the marketplace

◦	Inability or unwillingness to nimbly develop and introduce coverage product updates and innovations that our competitors offer and consumers expect to find in the marketplace

•	Actions of insurance departments, state attorneys general or other regulatory agencies, including a change to a federal system of regulation from a state-based system, that:

◦	Impose new obligations on us that increase our expenses or change the assumptions underlying our critical accounting estimates

◦	Place the insurance industry under greater regulatory scrutiny or result in new statutes, rules and regulations

◦	Restrict our ability to exit or reduce writings of unprofitable coverages or lines of business

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

Risks associated with the five asset classes described in Item 1, Investments Segment, can be summarized as follows (H – high, A – average, L – low):

	Taxable fixed maturities	Tax-exempt fixed maturities	Common equities	Nonredeemable preferred equities
Political	A	H	A	A
Regulatory	A	A	A	A
Economic	A	A	H	A
Revaluation	A	A	H	A
Interest rate	H	H	A	H
Fraud	A	L	A	A
Credit	A	L	A	A
Default	A	L	A	A

Our investment portfolio had no European sovereign debt holdings but did include a relatively small amount of other European-based securities. The December 31, 2013, fair value total of $455 million consisted of fixed-maturity securities. The table below summarizes amounts for those securities by country.

(In millions)	Financial		Nonfinancial		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	cost	value	cost	value	cost	value
Great Britain	$37	$39	$106	$113	$143	$152
Netherlands	35	36	24	27	59	63
Switzerland	29	31	3	3	32	34
Belgium	—	—	28	33	28	33
Sweden	19	19	13	13	32	32
France	19	20	10	11	29	31
Spain	5	6	18	19	23	25
Germany	7	8	15	15	22	23
Luxembourg	—	—	18	20	18	20
Ireland	6	6	12	13	18	19
Italy	—	—	11	12	11	12
Greece	—	—	11	11	11	11
Total European exposure	$157	$165	$269	$290	$426	$455

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

The final, less significant risk is our exposure to credit risk for a portion of the tax-exempt portfolio that has support from corporate entities. Examples are bonds insured by corporate bond insurers or bonds with interest payments made by a corporate entity through a municipal conduit/authority. Our decisions regarding these investments primarily consider the underlying municipal situation. The existence of third-party insurance is intended to reduce risk in the event of default. In circumstances in which the municipality is unable to meet its obligations, risk would be increased if the insuring entity were experiencing financial duress. Because of our diverse exposure and selection of higher-rated entities with strong financial profiles, we do not believe this is a material concern as we discuss in Item 1, Investments Segment.

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

The table below summarizes the effect of hypothetical changes in interest rates on fair value of our fixed-maturity portfolio.

(In millions)	Interest rate shift in basis points
	(200)	(100)	—	100	200
At December 31, 2013	$9,968	$9,545	$9,121	$8,708	$8,316
At December 31, 2012	$9,888	$9,479	$9,093	$8,704	$8,320

The effective duration of the fixed-maturity portfolio was 4.5 years at year-end 2013, compared with 4.2 years at year-end 2012. A 100-basis-point movement in interest rates would result in an approximately 4.6 percent change in the fair value of the fixed-maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value are to changes in the general level of interest rates, exclusive of call features. The fair values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.

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

Equity Investments
Common stocks are subject to a variety of risk factors encompassed under the umbrella of market risk. General economic swings influence the performance of the underlying industries and companies within those industries. In 2008 for example, a downturn in the economy had a negative effect on equity portfolios in general. Industry- and company-specific risks also have the potential to substantially affect the value of our portfolio. We implemented new investment guidelines in 2008 to help address these risks by diversifying the portfolio and establishing parameters to help manage exposures.

Our equity holdings represented $4.375 billion in fair value and accounted for approximately 79 percent of the net unrealized gains and losses of the entire portfolio at year-end 2013. See Item 1, Investments Segment and Item 8, Note 2 of the Consolidated Financial Statements, for additional details on our holdings.

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

Application of Asset Impairment Policy
As discussed in Item 7, Critical Accounting Estimates, Asset Impairment, our fixed-maturity and equity investment portfolios are evaluated differently for other-than-temporary impairments. The company’s asset impairment committee monitors a number of significant factors for indications of investments fair valued below the carrying amount may not be recoverable. The application of our impairment policy resulted in OTTI charges that reduced our income before income taxes by $2 million in 2013, $33 million in 2012 and $57 million in 2011. Impairments are discussed in Item 7, Investment Results of Operations.

We expect the number of securities fair valued below 100 percent of cost or amortized cost to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, cost or amortized cost for some securities have been revised due to impairment charges recognized in prior periods. At year-end 2013, 556 of the 2,879 securities we owned were fair valued below 100 percent of cost or amortized cost compared with 68 of the 2,784 securities we owned at year-end 2012 and 137 of the 2,724 securities we owned at year-end 2011.

The 556 holdings fair valued below cost or amortized cost at year-end 2013 represented 11.9 percent of the investment portfolio and $79 million in unrealized losses.

•
516 of these holdings were fair valued between 90 percent and 100 percent of cost or amortized cost. The value of these securities fluctuates primarily because of changes in interest rates. The fair value of these 516 securities was $1.407 billion at year-end 2013, and they accounted for $48 million in unrealized losses.

•
40 of these holdings were fair valued between 70 percent and 90 percent of cost or amortized cost. The fair value of these holdings was $195 million, and they accounted for $31 million in unrealized losses.

•	No securities were trading below 70 percent of cost at year-end 2013.

The following table summarizes the length of time securities in the investment portfolio have been in a continuous unrealized gain or loss position.

(In millions)	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
At December 31, 2013
Fixed maturities:
States, municipalities and political subdivisions	$490	$18	$42	$3	$532	$21
United States government	1	—	—	—	1	—
Government-sponsored enterprises	199	27	1	—	200	27
Foreign government	10	—	—	—	10	—
Commercial mortgage-backed securities	125	5	—	—	125	5
Corporate securities	572	20	43	2	615	22
Subtotal	1,397	70	86	5	1,483	75
Equity securities:
Common equities	77	1	—	—	77	1
Preferred equities	42	3	—	—	42	3
Subtotal	119	4	—	—	119	4
Total	$1,516	$74	$86	$5	$1,602	$79
At December 31, 2012
Fixed maturities:
States, municipalities and political subdivisions	$53	$1	$—	$—	$53	$1
United States government	—	—	—	—	—	—
Government-sponsored enterprises	1	—	—	—	1	—
Corporate securities	58	1	17	1	75	2
Subtotal	112	2	17	1	129	3
Equity securities:
Common equities	107	9	—	—	107	9
Preferred equities	4	1	—	—	4	1
Subtotal	111	10	—	—	111	10
Total	$223	$12	$17	$1	$240	$13

The following table summarizes our investment portfolio, classifying securities based on fair values relative to cost or amortized cost:

(Dollars in millions)	Number of issues	Cost or amortized cost	Fair value	Gross unrealized gain/loss	Gross investment income
At December 31, 2013
Taxable fixed maturities:
Fair valued below 70% of amortized cost	—	$—	$—	$—	$—
Fair valued at 70% to less than 100% of amortized cost	224	1,011	957	(54)	27
Fair valued at 100% and above of amortized cost	1,180	4,803	5,254	451	261
Securities sold in current year	—	—	—	—	17
Total	1,404	5,814	6,211	397	305

Tax-exempt fixed maturities:
Fair valued below 70% of amortized cost	—	—	—	—	—
Fair valued at 70% to less than 100% of amortized cost	321	547	526	(21)	9
Fair valued at 100% and above of amortized cost	1,052	2,277	2,384	107	94
Securities sold in current year	—	—	—	—	6
Total	1,373	2,824	2,910	86	109

Common equities:
Fair valued below 70% of cost	—	—	—	—	—
Fair valued at 70% to less than 100% of cost	5	78	77	(1)	3
Fair valued at 100% and above of cost	69	2,318	4,136	1,818	110
Securities sold in current year	—	—	—	—	—
Total	74	2,396	4,213	1,817	113

Nonredeemable preferred equities:
Fair valued below 70% of cost	—	—	—	—	—
Fair valued at 70% to less than 100% of cost	6	45	42	(3)	2
Fair valued at 100% and above of cost	22	82	120	38	6
Securities sold in current year	—	—	—	—	—
Total	28	127	162	35	8

Portfolio summary:
Fair valued below 70% of cost or amortized cost	—	—	—	—	—
Fair valued at 70% to less than 100% of cost or amortized cost	556	1,681	1,602	(79)	41
Fair valued at 100% and above of cost or amortized cost	2,323	9,480	11,894	2,414	471
Investment income on securities sold in current year	—	—	—	—	23
Total	2,879	$11,161	$13,496	$2,335	$535

At December 31, 2012
Portfolio summary:
Fair valued below 70% of cost or amortized cost	—	$—	$—	$—	$—
Fair valued at 70% to less than 100% of cost or amortized cost	68	253	240	(13)	8
Fair valued at 100% and above of cost or amortized cost	2,716	10,338	12,226	1,888	496
Investment income on securities sold in current year	—	—	—	—	31
Total	2,784	$10,591	$12,466	$1,875	$535

ITEM 8.       Financial Statements and Supplementary Data

Responsibility for Financial Statements
We have prepared the consolidated financial statements of Cincinnati Financial Corporation and our subsidiaries for the year ended December 31, 2013, in accordance with accounting principles generally accepted in the United States of America (GAAP).

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

Deloitte & Touche LLP, our independent registered public accounting firm, audited the consolidated financial statements of Cincinnati Financial Corporation and subsidiaries for the year ended December 31, 2013. Deloitte & Touche LLP met with our audit committee to discuss the results of its examination. They have the opportunity to discuss the adequacy of internal controls and the quality of financial reporting without management present.

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2013, as required by Section 404 of the Sarbanes Oxley Act of 2002. Management’s assessment was based on the criteria established in the Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the company maintained effective internal control over financial reporting as of December 31, 2013. The assessment led management to conclude that, as of December 31, 2013, the company’s internal control over financial reporting was effective based on those criteria.

The company’s independent registered public accounting firm has issued an audit report on our internal control over financial reporting as of December 31, 2013.

/S/ Steven J. Johnston
Steven J. Johnston, FCAS, MAAA, CFA, CERA
President and Chief Executive Officer

/S/ Michael J. Sewell
Michael J. Sewell, CPA
Chief Financial Officer, Senior Vice President and Treasurer

February 27, 2014

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Cincinnati Financial Corporation
Fairfield, Ohio

We have audited the accompanying consolidated balance sheets of Cincinnati Financial Corporation and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15(c). We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company’s internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, the Company changed its accounting for costs associated with acquiring or renewing insurance contracts in 2012.

/S/ Deloitte & Touche LLP
Cincinnati, Ohio
February 27, 2014

Cincinnati Financial Corporation and Subsidiaries

Consolidated Balance Sheets

(In millions except per share data)	December 31,	December 31,
	2013	2012
ASSETS
Investments
Fixed maturities, at fair value (amortized cost: 2013—$8,638; 2012—$8,222)	$9,121	$9,093
Equity securities, at fair value (cost: 2013—$2,523; 2012—$2,369)	4,375	3,373
Other invested assets	68	68
Total investments	13,564	12,534
Cash and cash equivalents	433	487
Investment income receivable	121	115
Finance receivable	85	75
Premiums receivable	1,346	1,214
Reinsurance recoverable	547	615
Prepaid reinsurance premiums	26	26
Deferred policy acquisition costs	565	470
Land, building and equipment, net, for company use (accumulated depreciation: 2013—$420; 2012—$397)	210	217
Other assets	73	61
Separate accounts	692	734
Total assets	$17,662	$16,548
LIABILITIES
Insurance reserves
Loss and loss expense reserves	$4,311	$4,230
Life policy and investment contract reserves	2,390	2,295
Unearned premiums	1,976	1,792
Other liabilities	611	660
Deferred income tax	673	453
Note payable	104	104
Long-term debt and capital lease obligations	835	827
Separate accounts	692	734
Total liabilities	11,592	11,095

Commitments and contingent liabilities (Note 16)	—	—

SHAREHOLDERS' EQUITY
Common stock, par value—$2 per share; (authorized: 2013 and 2012—500 million shares; issued and outstanding: 2013—198 million shares, 2012—197 million shares)	397	394
Paid-in capital	1,191	1,134
Retained earnings	4,268	4,021
Accumulated other comprehensive income	1,504	1,129
Treasury stock at cost (2013—35 million shares, 2012—34 million shares)	(1,290)	(1,225)
Total shareholders' equity	6,070	5,453
Total liabilities and shareholders' equity	$17,662	$16,548

Accompanying Notes are an integral part of these Consolidated Financial Statements.

Cincinnati Financial Corporation and Subsidiaries

Consolidated Statements of Income

(In millions except per share data)	Years ended December 31,
	2013	2012	2011
REVENUES
Earned premiums	$3,902	$3,522	$3,194
Investment income, net of expenses	529	531	525
Realized investment gains, net	83	42	70
Fee revenues	8	6	4
Other revenues	9	10	10
Total revenues	4,531	4,111	3,803
BENEFITS AND EXPENSES
Insurance losses and policyholder benefits	2,505	2,322	2,524
Underwriting, acquisition and insurance expenses	1,243	1,155	1,039
Interest expense	54	54	54
Other operating expenses	15	14	13
Total benefits and expenses	3,817	3,545	3,630
INCOME BEFORE INCOME TAXES	714	566	173
PROVISION (BENEFIT) FOR INCOME TAXES
Current	178	119	27
Deferred	19	26	(18)
Total provision for income taxes	197	145	9
NET INCOME	$517	$421	$164
PER COMMON SHARE
Net income—basic	$3.16	$2.59	$1.01
Net income—diluted	3.12	2.57	1.01

Accompanying Notes are an integral part of these Consolidated Financial Statements.

Cincinnati Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(In millions)	Years ended December 31,
	2013	2012	2011
NET INCOME	$517	$421	$164
OTHER COMPREHENSIVE INCOME
Unrealized gains on investments available-for-sale and other invested assets, net of tax of $161, $135, and $84, respectively	299	251	155
Amortization of pension actuarial loss and prior service cost, net of tax of $29, $(4), and $(9), respectively	54	(9)	(16)
Change in life deferred acquisition costs, life policy reserves and other, net of tax of $12, $(7), and $(4), respectively	22	(14)	(7)
Other comprehensive income, net of tax	375	228	132
COMPREHENSIVE INCOME	$892	$649	$296

Accompanying Notes are an integral part of these Consolidated Financial Statements.

Cincinnati Financial Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

					Accumulated Other Comprehensive Income		Total Share- holders' Equity
(In millions)	Common Stock		Paid-In Capital	Retained Earnings		Treasury Stock
	Outstanding Shares	Amount
Balance, December 31, 2010	163	$393	$1,091	$3,960	$769	$(1,201)	$5,012
Net income	—	—	—	164	—	—	164
Other comprehensive income, net	—	—	—	—	132	—	132
Dividends declared	—	—	—	(261)	—	—	(261)
Share-based awards exercised and vested	—	—	(10)	—	—	6	(4)
Share-based compensation	—	—	13	—	—	—	13
Treasury stock acquired—share repurchase authorization	(1)	—	—	—	—	(32)	(32)
Shares acquired under employee share-based compensation plans	—	—	—	—	—	—	—
Other	—	—	2	—	—	7	9
Balance, December 31, 2011	162	$393	$1,096	$3,863	$901	$(1,220)	$5,033

Balance, December 31, 2011	162	$393	$1,096	$3,863	$901	$(1,220)	$5,033
Net income	—	—	—	421	—	—	421
Other comprehensive income, net	—	—	—	—	228	—	228
Dividends declared	—	—	—	(263)	—	—	(263)
Share-based awards exercised and vested	1	1	19	—	—	2	22
Share-based compensation	—	—	16	—	—	—	16
Treasury stock acquired—share repurchase authorization	—	—	—	—	—	—	—
Shares acquired under employee share-based compensation plans	—	—	—	—	—	(12)	(12)
Other	—	—	3	—	—	5	8
Balance, December 31, 2012	163	$394	$1,134	$4,021	$1,129	$(1,225)	$5,453

Balance, December 31, 2012	163	$394	$1,134	$4,021	$1,129	$(1,225)	$5,453
Net income	—	—	—	517	—	—	517
Other comprehensive income, net	—	—	—	—	375	—	375
Dividends declared	—	—	—	(270)	—	—	(270)
Share-based awards exercised and vested	1	3	36	—	—	10	49
Share-based compensation	—	—	18	—	—	—	18
Treasury stock acquired—share repurchase authorization	(1)	—	—	—	—	(52)	(52)
Shares acquired under employee share-based compensation plans	—	—	—	—	—	(28)	(28)
Other	—	—	3	—	—	5	8
Balance, December 31, 2013	163	$397	$1,191	$4,268	$1,504	$(1,290)	$6,070

Accompanying Notes are an integral part of these Consolidated Financial Statements.

Cincinnati Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In millions)	Years ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$517	$421	$164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50	44	42
Realized gains on investments, net	(83)	(42)	(70)
Share-based compensation	18	16	13
Interest credited to contract holders	44	44	51
Deferred income tax expense (benefit)	19	26	(18)
Changes in:
Investment income receivable	(6)	4	—
Premiums and reinsurance receivable	(64)	(122)	(128)
Deferred policy acquisition costs	(44)	(28)	(30)
Other assets	(32)	(4)	2
Loss and loss expense reserves	81	(109)	139
Life policy reserves	84	72	76
Unearned premiums	184	159	80
Other liabilities	77	78	(49)
Current income tax receivable/payable	(49)	79	(25)
Net cash provided by operating activities	796	638	247
CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed maturities	40	144	71
Call or maturity of fixed maturities	930	927	808
Sale of equity securities	178	216	539
Purchase of fixed maturities	(1,381)	(1,166)	(1,087)
Purchase of equity securities	(265)	(425)	(337)
Investment in finance receivables	(39)	(33)	(32)
Collection of finance receivables	30	34	30
Investment in buildings and equipment, net	(7)	(6)	(7)
Change in other invested assets, net	5	5	7
Net cash used in investing activities	(509)	(304)	(8)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of cash dividends to shareholders	(263)	(256)	(255)
Purchase of treasury shares	(52)	—	(32)
Increase in notes payable	—	—	55
Proceeds from stock options exercised	25	10	1
Contract holders' funds deposited	86	99	172
Contract holders' funds withdrawn	(128)	(126)	(121)
Excess tax benefits on share-based compensation	5	1	5
Other	(14)	(13)	(11)
Net cash used in financing activities	(341)	(285)	(186)
Net change in cash and cash equivalents	(54)	49	53
Cash and cash equivalents at beginning of year	487	438	385
Cash and cash equivalents at end of year	$433	$487	$438
Supplemental disclosures of cash flow information:
Interest paid	$53	$54	$53
Income taxes paid	222	38	51
Non-cash activities:
Conversion of investment securities	$—	$26	$—
Equipment acquired under capital lease obligations	28	23	28
Cashless exercise of stock options	28	12	—

Accompanying Notes are an integral part of these Consolidated Financial Statements.

Notes to Consolidated Financial Statements

NOTE 1 – Summary of Significant Accounting Policies

Nature of Operations
Cincinnati Financial Corporation (CFC) operates through our insurance group and two complementary subsidiary companies.

The Cincinnati Insurance Company leads our standard market property casualty insurance group that also includes two subsidiaries: The Cincinnati Casualty Company and The Cincinnati Indemnity Company. This group markets a broad range of standard market business, homeowner and auto policies. The group provides quality customer service to our select group of 1,450 independent insurance agencies with 1,823 reporting locations across 39 states. Other subsidiaries of The Cincinnati Insurance Company include The Cincinnati Life Insurance Company, which markets life and disability income insurance and fixed annuities, and The Cincinnati Specialty Underwriters Insurance Company, which offers excess and surplus lines property casualty insurance products.

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

Earnings per Share
Net income per common share is based on the weighted average number of common shares outstanding during each of the respective years. We calculate net income per common share (diluted) assuming the exercise of share‑based awards.

Share-Based Compensation
We account for share-based compensation in accordance with Accounting Standards Codification (ASC) 718, Compensation – Stock Compensation. We grant qualified and nonqualified share-based compensation under authorized plans. The stock options vest ratably over three years following the date of grant and are exercisable over 10-year periods. We grant service-based restricted stock units that cliff vest three years after the date of grant. We also grant performance-based restricted stock units that vest if certain market conditions are attained. In 2013, the CFC compensation committee approved a mix of incentive stock options, nonqualified stock options, service-based restricted and performance-based restricted stock units. See Note 17, Share-Based Associate Compensation Plans, for further details.

Employee Benefit Pension Plan
We sponsor a defined benefit pension plan that was modified during 2008. We froze entry into the pension plan, and only participants 40 years of age or older could elect to remain in the plan. Our pension expense is based on certain actuarial assumptions and also is composed of several components that are determined using the projected unit credit actuarial cost method. Refer to Note 13, Employee Retirement Benefits, for more information about our defined benefit pension plan.

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

A segment premium deficiency is recorded when the sum of expected loss and loss adjustment expenses, expected policyholder dividends and unamortized deferred acquisition expenses exceeds the total of unearned premiums and anticipated investment income. A premium deficiency is first recognized by charging any unamortized acquisition costs to expense to the extent required to eliminate the deficiency. If the premium deficiency is greater than unamortized acquisition costs, a liability is accrued for the excess deficiency. We did not record a premium deficiency for the three years ended 2013, 2012 and 2011.

Certain property casualty policies are not entered into underwriting systems as of the effective date of coverage. An actuarial estimate is made to determine the amount of these unprocessed written premiums. A large majority of the estimate is unearned and does not have a material impact on earned premiums.

Premiums receivable are reviewed for impairment on a quarterly basis. We maintain an allowance for uncollectible premiums.

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

The consolidated property casualty companies actively write property casualty insurance through independent agencies in 39 states. Our 10 largest states generated 63.8 percent and 65.4 percent of total earned premiums in 2013 and 2012, respectively. Ohio, our largest state, accounted for 18.5 percent and 19.1 percent of total earned premiums in 2013 and 2012, respectively. Illinois, Indiana, Pennsylvania, Georgia, North Carolina and Michigan each accounted for between 4 percent and 8 percent of total earned premiums in 2013. Our largest single agency relationship accounted for approximately 0.8 percent of our total property casualty earned premiums in 2013. No aggregate agency relationship locations under a single ownership structure accounted for more than 2.1 percent of our total property casualty earned premiums in 2013.

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

We carry the assets of separate account BOLIs at fair value. The liabilities on separate account BOLIs primarily are the contract holders’ claims to the related assets and are carried at an amount equal to the contract holders’ account value. At December 31, 2013, the current fair value of the BOLI invested assets and cash exceeded the current fair value of the contract holders’ account value by approximately $8 million. If the BOLI projected fair value were to fall below the value we guaranteed, a liability would be established with a corresponding charge to the company’s earnings.

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

Included within our other invested assets are $36 million of life policy loans and $32 million of private equity investments. Life policy loans are carried at the receivable value. The private equity investments provide their financial statements to us and generally report investments on their balance sheets at fair value. We use the equity method of accounting for private equity investments.

Investment income consists mainly of interest and dividends. We record interest on an accrual basis and record dividends at the ex-dividend date. We amortize premiums and discounts on fixed-maturity securities using the effective interest method over the expected life of the security.

Fair Value Disclosures
We account for our investment portfolio at fair value and apply fair value measurements as defined by ASC 820, Fair Value Measurements and Disclosures, to financial instruments. Fair value is applicable to ASC 320, Investments-Debt and Equity Securities, and ASC 825, Financial Instruments.

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

For the purpose of ASC 825 disclosure, we base fair value for long-term senior notes on market pricing of similar debt instruments that are actively trading. We base fair value for notes payable on our year-end outstanding balance because it is short term and tied to a variable interest rate. We estimate the fair value of liabilities for investment contracts and annuities using discounted cash flow calculations across a wide range of economic interest rate scenarios with a provision for our nonperformance risk. We estimate the fair value for policyholder loans on insurance contracts using a discounted cash flow model. Determination of fair value for structured settlements assumes the discount rates used to calculate the present value of expected payments are the risk-free spot rates plus an A3 rated bond spread for financial issuers at December 31, 2013, to account for nonperformance risk. See Note 3, Fair Value Measurements for further details.

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

Land, Building and Equipment
We record land at cost, and record building and equipment at cost less accumulated depreciation. Equipment held under capital leases also is classified as property and equipment with the related lease obligations recorded as liabilities. We capitalize and amortize costs for internally developed computer software during the application development stage. These costs generally consist of external consulting, payroll and payroll-related costs. Our depreciation is based on estimated useful lives (ranging from three years to 39.5 years ) using straight-line and accelerated methods. Depreciation expense was $37 million in 2013, $37 million in 2012, and $46 million in 2011. We monitor land, building and equipment and software assets for potential impairments. Potential impairments may include a significant decrease in the fair values of the assets, considerable cost overruns on projects, a change in legal factors or business climate or other factors that indicate that the carrying amount may not be recoverable or useful. There were no recorded land, building and equipment impairments for 2013, 2012 or 2011.

Income Taxes
We calculate deferred income tax liabilities and assets using tax rates in effect when temporary differences in financial statement income and taxable income are expected to reverse. We recognize deferred income taxes for numerous temporary differences between our taxable income and financial statement income and other changes in shareholders’ equity. Such temporary differences relate primarily to unrealized gains and losses on investments and differences in the recognition of deferred acquisition costs, unearned premium and insurance reserves. We charge deferred income taxes associated with balances that impact other comprehensive income, such as unrealized appreciation and depreciation of investments (except the amounts related to the effect of income tax rate changes), to shareholders’ equity in AOCI. We charge deferred taxes associated with other differences to income.

See Note 11, Income Taxes for further detail on our uncertain tax positions. Although no Internal Revenue Service (IRS) penalties currently are accrued, if incurred, they would be recognized as a component of income tax expense. Accrued IRS interest expense is recognized as other operating expense in the consolidated statements of income.

Subsequent Events
There were no subsequent events requiring adjustment to the financial statements or disclosure.

Adopted Accounting Standards
In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires entities to present in either a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The company adopted this ASU during the first quarter of 2013, and it did not have a material impact on our company’s financial position, cash flows or results of operations. See Note 9, Shareholders’ Equity and Dividend Restrictions, for further details.

 NOTE 2 – Investments
The following table provides cost or amortized cost, gross unrealized gains, gross unrealized losses and fair value for our invested assets:

(In millions)	Cost or amortized cost	Gross unrealized		Fair value
At December 31, 2013		gains	losses
Fixed maturity securities:
States, municipalities and political subdivisions	$3,107	$125	$21	$3,211
Convertibles and bonds with warrants attached	17	—	—	17
United States government	7	—	—	7
Government-sponsored enterprises	227	—	27	200
Foreign government	10	—	—	10
Commercial mortgage-backed	148	—	5	143
Corporate	5,122	433	22	5,533
Subtotal	8,638	558	75	9,121
Equity securities:
Common equities	2,396	1,818	1	4,213
Nonredeemable preferred equities	127	38	3	162
Subtotal	2,523	1,856	4	4,375
Total	$11,161	$2,414	$79	$13,496

At December 31, 2012
Fixed maturity securities:
States, municipalities and political subdivisions	$3,040	$250	$1	$3,289
Convertibles and bonds with warrants attached	31	—	—	31
United States government	7	1	—	8
Government-sponsored enterprises	164	—	—	164
Foreign government	3	—	—	3
Commercial mortgage-backed	27	1	—	28
Corporate	4,950	622	2	5,570
Subtotal	8,222	874	3	9,093
Equity securities:
Common equities	2,270	977	9	3,238
Nonredeemable preferred equities	99	37	1	135
Subtotal	2,369	1,014	10	3,373
Total	$10,591	$1,888	$13	$12,466

The net unrealized investment gains in our fixed-maturity portfolio are primarily the result of the continued low interest rate environment that has increased the fair value of our fixed-maturity portfolio. The five largest net unrealized investment gains in our common stock portfolio are from Exxon Mobil Corporation (NYSE:XOM), The Procter & Gamble Company (NYSE:PG), Chevron Corporation (NYSE:CVX), Dover Corporation (NYSE:DOV), and Honeywell International Inc. (NYSE:HON), which had a combined net gain position of $452 million. We had
$18 million and $31 million of fair value of hybrid securities included in fixed maturities that follow ASC 815-15-25, Accounting for Certain Hybrid Financial Instruments, at December 31, 2013 and 2012, respectively. The hybrid securities are carried at fair value, and the changes in fair value are included in realized investment gains and losses.

The table below provides fair values and unrealized losses by investment category and by the duration of the securities’ continuous unrealized loss position:

(In millions)	Less than 12 months		12 months or more		Total
At December 31, 2013	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
States, municipalities and political subdivisions	$490	$18	$42	$3	$532	$21
United States government	1	—	—	—	1	—
Government-sponsored enterprises	199	27	1	—	200	27
Foreign government	10	—	—	—	10	—
Commercial mortgage-backed	125	5	—	—	125	5
Corporate	572	20	43	2	615	22
Subtotal	1,397	70	86	5	1,483	75
Equity securities:
Common equities	77	1	—	—	77	1
Nonredeemable preferred equities	42	3	—	—	42	3
Subtotal	119	4	—	—	119	4
Total	$1,516	$74	$86	$5	$1,602	$79

At December 31, 2012
Fixed maturity securities:
States, municipalities and political subdivisions	$53	$1	$—	$—	$53	$1
Government-sponsored enterprises	1	—	—	—	1	—
Corporate	58	1	17	1	75	2
Subtotal	112	2	17	1	129	3
Equity securities:
Common equities	107	9	—	—	107	9
Nonredeemable preferred equities	4	1	—	—	4	1
Subtotal	111	10	—	—	111	10
Total	$223	$12	$17	$1	$240	$13

Contractual maturity dates for fixed-maturity investments were:

(In millions)	Amortized cost	Fair value	% of fair value
At December 31, 2013
Maturity dates occurring:
Less than 1 year	$545	$556	6.1%
Years 1 - 5	3,244	3,497	38.3
Years 6 - 10	3,485	3,674	40.3
Due after ten years	1,364	1,394	15.3
Total	$8,638	$9,121	100.0%

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

At December 31, 2013, fixed-maturity investments with amortized cost of $80 million and fair value of $84 million were on deposit with various states in compliance with regulatory requirements. At December 31, 2012, fixed‑maturity investments with amortized cost of $85 million and fair value of $93 million were on deposit with various states in compliance with regulatory requirements.

The following table provides investment income, realized investment gains and losses and the change in unrealized investment gains and losses and other items, by investment category:

(In millions)	Years ended December 31,
	2013	2012	2011
Investment income summary:
Interest on fixed maturities	$413	$420	$424
Dividends on equity securities	122	115	104
Other investment income	3	3	4
Total	538	538	532
Less investment expenses	9	7	7
Total	$529	$531	$525

Realized investment gains and losses summary:
Fixed maturities:
Gross realized gains	$12	$35	$11
Gross realized losses	—	—	—
Other-than-temporary impairments	(2)	(1)	(5)
Equity securities:
Gross realized gains	64	39	151
Gross realized losses	—	(2)	(40)
Other-than-temporary impairments	—	(32)	(52)
Securities with embedded derivatives	3	1	(1)
Other	6	2	6
Total	$83	$42	$70

Change in unrealized investment gains and losses and other summary:
Fixed maturities	$(387)	$176	$200
Equity securities	847	210	39
Pension obligations	83	(13)	(25)
Adjustment to deferred acquisition costs and life policy reserves	41	(28)	(14)
Other	(7)	7	3
Income taxes on above	(202)	(124)	(71)
Total	$375	$228	$132

For the years ended December 31, 2013, 2012 and 2011, there were no credit losses on fixed-maturity securities for which a portion of OTTI has been recognized in other comprehensive income.

During 2013, we other-than-temporarily impaired seven securities. At December 31, 2013, 40 fixed-maturity investments with a total unrealized loss of $5 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity investments had fair values below 70 percent of amortized cost. There were no equity investments in an unrealized loss position for 12 months or more as of December 31, 2013.

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

For each of our equity securities in an unrealized loss position at December 31, 2013, we applied the objective qualitative and quantitative criteria of our invested asset impairment policy for OTTI. Our long-term equity investment philosophy, emphasizing companies with strong indications of paying and growing dividends, combined with our strong surplus, liquidity and cash flow, supports our ability to hold these investments to recovery. Based on the individual qualitative and quantitative factors, as discussed above, we evaluate and determine an expected recovery period for each security. A change in the condition of a security can warrant an OTTI charge before the expected recovery period. If the security has not recovered cost within the expected recovery period, the security is other-than-temporarily impaired.

NOTE 3 – Fair Value Measurements

Fair Value Hierarchy
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

•
Level 3 – Financial assets and liabilities for which values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Level 3 inputs include the following:

◦	Quotes from brokers or other external sources that are not considered binding;

◦	Quotes from brokers or other external sources where it cannot be determined that market participants would in fact transact for the asset or liability at the quoted price; or

◦	Quotes from brokers or other external sources where the inputs are not deemed observable.

We conduct a thorough review of fair value hierarchy classifications on a quarterly basis. We primarily base fair value for investments in equity and fixed-maturity securities (including redeemable preferred stock and assets held in separate accounts) on quoted market prices or on prices from a nationally recognized pricing vendor, an outside resource that supplies global securities pricing, dividend, corporate action and descriptive information to support fund pricing, securities operations, research and portfolio management. The company obtains and reviews the pricing service’s valuation methodologies and related inputs and validates these prices by replicating a sample across each asset class using a discounted cash flow model. When a price is not available from these sources, as in the case of securities that are not publicly traded, we determine the fair value using various inputs including quotes from independent brokers. In these circumstances, we have generally obtained and evaluated two nonbinding quotes from brokers; our investment professionals determine our best estimate of fair value. The fair value of investments not priced by a pricing vendor is less than 1 percent of the fair value of our total investment portfolio. Reclassification of certain financial instruments may occur when input observability changes. All reclassifications are reported as transfers as of the beginning of the quarter in which the reclassification occurred.

The technique used for the Level 2 fixed-maturity securities and taxable fixed maturities in separate accounts is the application of matrix pricing. The inputs used include relevant market information by asset class, trade activity of like securities, yield to maturity and economic events. All of the Level 2 fixed-maturity securities are priced by a nationally recognized pricing vendor.

The Level 2 nonredeemable preferred equities technique used is the application of matrix pricing. The inputs used, similar to those used by the pricing vendor for our fixed-maturity securities, include relevant market information, trade activity of like securities, yield to maturity, corporate action notices and economic events. All of the Level 2 nonredeemable preferred equities are priced by a nationally recognized pricing vendor.

The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis at December 31, 2013 and 2012. We do not have any material liabilities carried at fair value. There were no transfers between Level 1 and Level 2 for the years ended December 31, 2013 and 2012.

(In millions)	Quoted prices in active markets for identical assets (Level 1)		Significant unobservable inputs (Level 3)
At December 31, 2013		Significant other observable inputs (Level 2)		Total
Fixed maturities, available for sale:
States, municipalities and political subdivisions	$—	$3,211	$—	$3,211
Convertibles and bonds with warrants attached	—	17	—	17
United States government	7	—	—	7
Government-sponsored enterprises	—	200	—	200
Foreign government	—	10	—	10
Commercial mortgage-backed	—	143	—	143
Corporate	—	5,531	2	5,533
Subtotal	7	9,112	2	9,121
Common equities, available for sale	4,213	—	—	4,213
Nonredeemable preferred equities, available for sale	—	160	2	162
Separate accounts taxable fixed maturities	—	682	—	682
Top Hat Savings Plan (included in Other assets)	14	—	—	14
Total	$4,234	$9,954	$4	$14,192

At December 31, 2012
Fixed maturities, available for sale:
States, municipalities and political subdivisions	$—	$3,288	$1	$3,289
Convertibles and bonds with warrants attached	—	31	—	31
United States government	8	—	—	8
Government-sponsored enterprises	—	164	—	164
Foreign government	—	3	—	3
Commercial mortgage-backed	—	28	—	28
Corporate	—	5,567	3	5,570
Subtotal	8	9,081	4	9,093
Common equities, available for sale	3,238	—	—	3,238
Nonredeemable preferred equities, available for sale	—	134	1	135
Separate accounts taxable fixed maturities	—	689	—	689
Top Hat Savings Plan (included in Other assets)	9	—	—	9
Total	$3,255	$9,904	$5	$13,164

Each financial instrument that was deemed to have significant unobservable inputs when determining valuation is identified in the following tables by security type with a summary of changes in fair value for the years ended December 31, 2013 and 2012. Total Level 3 assets continue to be less than 1 percent of financial assets measured at fair value in the consolidated balance sheets. Assets presented in the table below were valued based primarily on broker/dealer quotes for which there is a lack of transparency as to inputs used to develop the valuations. The quantitative detail of these unobservable inputs is neither provided nor reasonably available to us.

The following tables provide the change in Level 3 assets during 2013 and 2012:

(In millions)	Asset fair value measurements using significant unobservable inputs (Level 3)
	Corporate fixed maturities	States, municipalities and political subdivisions fixed maturities	Nonredeemable preferred equities	Total
Beginning balance, January 1, 2013	$3	$1	$1	$5
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	—	—	—	—
Included in other comprehensive income	—	—	—	—
Purchases	—	—	1	1
Sales	—	(1)	—	(1)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	(1)	—	—	(1)
Ending balance, December 31, 2013	$2	$—	$2	$4

Beginning balance, January 1, 2012	$18	$3	$4	$25
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	—	—	—	—
Included in other comprehensive income	2	—	2	4
Purchases	—	—	1	1
Sales	(4)	(2)	—	(6)
Transfers into Level 3	1	—	—	1
Transfers out of Level 3	(14)	—	(6)	(20)
Ending balance, December 31, 2012	$3	$1	$1	$5

With the exception of the Level 3 rollforward table, additional disclosure for the Level 3 category is not material.

Fair Value Disclosure for Assets and Liabilities Not Carried at Fair Value
The disclosures below are presented to provide information about the effects of current market conditions on financial instruments that are not reported at fair value in our consolidated financial statements.

The following table shows fair values of our note payable and long-term debt subject to fair value disclosure requirements:

(In millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
At December 31, 2013			Significant unobservable inputs (Level 3)	Total
Note payable	$—	$104	$—	$104
6.900% senior debentures, due 2028	—	30	—	30
6.920% senior debentures, due 2028	—	458	—	458
6.125% senior notes, due 2034	—	399	—	399
Total	$—	$991	$—	$991

At December 31, 2012
Note payable	$—	$104	$—	$104
6.900% senior debentures, due 2028	—	31	—	31
6.920% senior debentures, due 2028	—	479	—	479
6.125% senior notes, due 2034	—	431	—	431
Total	$—	$1,045	$—	$1,045

Fair value of the note payable was determined based upon the outstanding balance at December 31, 2013, because it is short term and tied to a variable interest rate. The note payable was classified as Level 2 as a market does not exist.

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

The following table shows the fair value of our life policy loans, included in other invested assets, subject to fair value disclosure requirements:

(In millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At December 31, 2013
Life policy loans	$—	$—	$45	$45

At December 31, 2012
Life policy loans	$—	$—	$50	$50

Outstanding principal and interest for these life policy loans were $36 million and $37 million at December 31, 2013, and December 31, 2012, respectively. To determine the fair value, we make the following significant assumptions: (1) the discount rates used to calculate the present value of expected payments are the risk-free spot rates as nonperformance risk is minimal; and (2) the loan repayment rate by which policyholders pay off their loan balances is in line with past experience.

The following table shows fair value of our deferred annuities and structured settlements, included in life policy and investment contract reserves, subject to fair value disclosure requirements:

(In millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At December 31, 2013
Deferred annuities	$—	$—	$911	$911
Structured settlements	—	219	—	219
Total	$—	$219	$911	$1,130

At December 31, 2012
Deferred annuities	$—	$—	$898	$898
Structured settlements	—	240	—	240
Total	$—	$240	$898	$1,138

Recorded reserves for the deferred annuities and structured settlements were $1.051 billion and $1.043 billion at December 31, 2013, and December 31, 2012, respectively.

Fair values for deferred annuities are calculated based upon internally developed models because active, observable markets do not exist for those items. To determine the fair value, we make the following significant assumptions: (1) the discount rates used to calculate the present value of expected payments are the risk-free spot rates plus an A3 rated bond spread for financial issuers at December 31, 2013, to account for nonperformance risk; (2) the rate of interest credited to policyholders is the portfolio net earned interest rate less a spread for expenses and profit; and (3) additional lapses occur when the credited interest rate is exceeded by an assumed competitor credited rate, which is a function of the risk-free rate of the economic scenario being modeled.

Determination of fair value for structured settlements assumes the discount rates used to calculate the present value of expected payments are the risk-free spot rates plus an A3 rated bond spread for financial issuers at December 31, 2013, to account for nonperformance risk.

NOTE 4 – Property Casualty Loss and Loss Expenses
This table summarizes activity for our consolidated property casualty loss and loss expense reserves:

(In millions)	Years ended December 31,
	2013	2012	2011
Gross loss and loss expense reserves, January 1	$4,169	$4,280	$4,137
Less reinsurance receivable	356	375	326
Net loss and loss expense reserves, January 1	3,813	3,905	3,811
Net incurred loss and loss expenses related to:
Current accident year	2,448	2,533	2,620
Prior accident years	(147)	(396)	(285)
Total incurred	2,301	2,137	2,335
Net paid loss and loss expenses related to:
Current accident year	1,045	1,123	1,206
Prior accident years	1,127	1,106	1,035
Total paid	2,172	2,229	2,241

Net loss and loss expense reserves, December 31	3,942	3,813	3,905
Plus reinsurance receivable	299	356	375
Gross loss and loss expense reserves, December 31	$4,241	$4,169	$4,280

We use actuarial methods, models and judgment to estimate, as of a financial statement date, the property casualty loss and loss expense reserves required to pay for and settle all outstanding insured claims, including incurred but not reported (IBNR) claims, as of that date. The actuarial estimate is subject to review and adjustment by an inter-departmental committee that includes actuarial management that is familiar with relevant company and industry business, claims and underwriting trends, as well as general economic and legal trends, that could affect future loss and loss expense payments. The amount we will actually have to pay for claims can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate. The reserve for loss and loss expenses in the consolidated balance sheets also includes
$70 million, $61 million and $59 million for certain life and health loss reserves at December 31, 2013, 2012 and 2011, respectively.

During 2013, we experienced $147 million of favorable development on prior accident years including $95 million of favorable development in commercial lines. Favorable development in 2013 was $249 million less than in 2012, largely due to the change in prior accident years before catastrophes. Overall favorable development for commercial lines reserves illustrated the potential for revisions inherent in estimating reserves, especially for long-tail lines such as commercial casualty and workers’ compensation. We recognized favorable reserve development of $70 million for the commercial casualty line, $22 million for the commercial property line, $14 million for the workers’ compensation line and $19 million for the homeowner line due to reduced uncertainty of these lines one year later.

During 2012, we experienced $396 million of favorable development on prior accident years including $292 million of favorable development in commercial lines. Favorable development in 2012 was $111 million more than in 2011, in part due to $39 million for catastrophe losses. Overall favorable development for commercial lines reserves illustrated the potential for revisions inherent in estimating reserves, especially for long-tail lines such as commercial casualty and workers’ compensation. We recognized favorable reserve development of $177 million for the commercial casualty line, $74 million for the workers’ compensation line and $52 million for the homeowner line due to reduced uncertainty of these lines one year later.

During 2011, we experienced $285 million of favorable development on prior accident years including $234 million of favorable development in commercial lines. Overall favorable development for commercial lines reserves illustrated the potential for revisions inherent in estimating reserves, especially for long-tail lines such as commercial casualty and workers’ compensation. We recognized favorable reserve development of $132 million for the commercial casualty line and $97 million for the workers’ compensation line due to reduced uncertainty of these lines one year later.

Asbestos and Environmental Reserves
We carried $77 million of net loss and loss expense reserves for asbestos and environmental claims and
$51 million of reserves for mold claims at December 31, 2013, compared with $67 million and $54 million, respectively, at December 31, 2012. The asbestos and environmental claims amounts for each respective year constituted 1.9 percent and 1.8 percent of total net loss and loss expense reserves at these year-end dates.

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

This table summarizes our life policy and investment contract reserves:

(In millions)	At December 31,
	2013	2012
Ordinary/traditional life	$815	$752
Universal life	508	483
Deferred annuities	862	850
Structured settlements	189	193
Other	16	17
Total life policy and investment contract reserves	$2,390	$2,295

NOTE 6 – Deferred Policy Acquisition Costs
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

The table below shows the deferred policy acquisition costs and asset reconciliation:

(In millions)	Years ended December 31,
	2013	2012	2011
Deferred policy acquisition costs asset, January 1	$470	$477	$458
Capitalized deferred policy acquisition costs	802	734	661
Amortized deferred policy acquisition costs	(758)	(706)	(631)
Amortized shadow deferred policy acquisition costs	51	(35)	(11)
Deferred policy acquisition costs asset, December 31	$565	$470	$477

The change in amortized shadow deferred policy acquisition costs in 2013 compared to 2012 was the result of rising interest rates. No premium deficiencies were recorded in the consolidated statements of income, as the sum of the anticipated loss and loss adjustment expenses, policyholder dividends and unamortized deferred acquisition expenses did not exceed the related unearned premiums and anticipated investment income.

NOTE 7 – Note Payable
We have one line of credit with multiple commercial banks with a borrowing capacity of $225 million, with an additional $50 million accordion feature. The 2012 credit agreement is a $225 million unsecured revolving credit facility with a term of five years expiring May 31, 2017. We had no compensating balance requirements on short-term debt for either 2013 or 2012. At December 31, 2013 and 2012, $104 million was drawn on the line of credit.The interest rate charged on our borrowings on this credit agreement ranged from 1.3 percent to 1.35 percent during 2013 and ranged from 0.7 percent to 2.58 percent during 2012.

NOTE 8 – Long-Term Debt and Capital Lease Obligation
This table summarizes the principal amounts of our long-term debt excluding unamortized discounts, none of which are encumbered by rating triggers:

(In millions)			Book value		Principal amount
Interest rate	Year of issue		December 31,	December 31,	December 31,	December 31,
			2013	2012	2013	2012
6.900%	1998	Senior debentures, due 2028	$28	$28	$28	$28
6.920%	2005	Senior debentures, due 2028	391	391	391	391
6.125%	2004	Senior notes, due 2034	371	371	374	374
		Total	$790	$790	$793	$793

Below are the expected capital lease obligations, totaling $45 million, excluding an insignificant amount of interest, that we expect to pay over the next six years:

(In millions)	Years ended December 31,
	2014	2015	2016	2017	2018	2019
Capital lease obligations	$19	$15	$7	$2	$1	$1

NOTE 9 – Shareholders’ Equity and Dividend Restrictions
Our insurance subsidiary declared dividends to the parent company of $375 million in 2013, $300 million in 2012 and $180 million in 2011. State regulatory requirements restrict the dividends insurance subsidiaries can pay. Dividends must be paid within 30 days of declaration. Generally, the most our insurance subsidiary can pay without prior regulatory approval is the greater of 10 percent of statutory capital and surplus or 100 percent of statutory net income for the prior calendar year. Dividends exceeding these limitations may be paid only with approval of the insurance department of the domiciliary state. During 2014, the total that our insurance subsidiary, which is the parent of all other insurance subsidiaries, may declare in dividends is approximately $433 million.

Declared cash dividends per share were $1.655, $1.62 and $1.605 for the years ended December 31, 2013, 2012 and 2011, respectively.

Accumulated Other Comprehensive Income
The change in AOCI includes changes in unrealized gains and losses on investments, pension obligations, life deferred acquisition costs, life policy reserves and other as follows:

(In millions)	Years ended December 31,
	2013			2012			2011
	Before tax	Income tax	Net	Before tax	Income tax	Net	Before tax	Income tax	Net
Accumulated unrealized gains, net, on investments available for sale, January 1	$1,875	$647	$1,228	$1,489	$512	$977	$1,250	$428	$822

Other comprehensive income before reclassification	537	188	349	426	149	277	303	106	197
Reclassification adjustment for realized gains, net, included in net income	(77)	(27)	(50)	(40)	(14)	(26)	(64)	(22)	(42)
Effect on other comprehensive income	460	161	299	386	135	251	239	84	155
Accumulated unrealized gains, net, on investments available for sale, December 31	$2,335	$808	$1,527	$1,875	$647	$1,228	$1,489	$512	$977

Accumulated unrealized losses, net, for pension obligations, January 1	$(101)	$(35)	$(66)	$(88)	$(31)	$(57)	$(63)	$(22)	$(41)
Effect on other comprehensive income	83	29	54	(13)	(4)	(9)	(25)	(9)	(16)
Accumulated unrealized losses, net, for pension obligations, December 31	$(18)	$(6)	$(12)	$(101)	$(35)	$(66)	$(88)	$(31)	$(57)

Accumulated unrealized losses, net, on life deferred acquisition costs, life policy reserves and other, January 1	$(50)	$(17)	$(33)	$(29)	$(10)	$(19)	$(18)	$(6)	$(12)
Other comprehensive income before reclassification	40	14	26	(19)	(7)	(12)	(5)	(2)	(3)
Reclassification adjustment for life deferred acquisition costs, life policy reserves and other, net, included in net income	(6)	(2)	(4)	(2)	—	(2)	(6)	(2)	(4)
Effect on other comprehensive income	34	12	22	(21)	(7)	(14)	(11)	(4)	(7)
Accumulated unrealized losses, net, on life deferred acquisition costs, life policy reserves and other, December 31	$(16)	$(5)	$(11)	$(50)	$(17)	$(33)	$(29)	$(10)	$(19)

Accumulated other comprehensive income, January 1	$1,724	$595	$1,129	$1,372	$471	$901	$1,169	$400	$769
Change in unrealized gains, net, on investments available for sale	460	161	299	386	135	251	239	84	155
Change in pension obligations	83	29	54	(13)	(4)	(9)	(25)	(9)	(16)
Change in life deferred acquisition costs, life policy reserves and other	34	12	22	(21)	(7)	(14)	(11)	(4)	(7)
Effect on other comprehensive income	577	202	375	352	124	228	203	71	132
Accumulated other comprehensive income, December 31	$2,301	$797	$1,504	$1,724	$595	$1,129	$1,372	$471	$901

NOTE 10 – Reinsurance
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

Our consolidated statements of income include earned consolidated property casualty insurance premiums on assumed and ceded business:

(In millions)	Years ended December 31,
	2013	2012	2011
Direct earned premiums	$3,903	$3,520	$3,236
Assumed earned premiums	11	9	12
Ceded earned premiums	(201)	(185)	(219)
Earned premiums	$3,713	$3,344	$3,029

Our consolidated statements of income include incurred consolidated property casualty insurance loss and loss expenses on assumed and ceded business:

(In millions)	Years ended December 31,
	2013	2012	2011
Direct incurred loss and loss expenses	$2,323	$2,235	$2,588
Assumed incurred loss and loss expenses	11	6	24
Ceded incurred loss and loss expenses	(33)	(104)	(277)
Incurred loss and loss expenses	$2,301	$2,137	$2,335

Our life insurance company purchases reinsurance for protection of a portion of the risk that is written. Primary components of our life reinsurance program include individual mortality coverage and aggregate catastrophe and accidental death coverage in excess of certain deductibles.

Our consolidated statements of income include earned life insurance premiums on ceded business:

(In millions)	Years ended December 31,
	2013	2012	2011
Direct earned premiums	$248	$235	$220
Ceded earned premiums	(59)	(57)	(55)
Earned premiums	$189	$178	$165

Our consolidated statements of income include life insurance contract policyholders’ benefits incurred on ceded business:

(In millions)	Years ended December 31,
	2013	2012	2011
Direct policyholders' benefits incurred	$266	$232	$232
Ceded policyholders' benefits incurred	(62)	(47)	(43)
Policyholders' benefits incurred	$204	$185	$189

The ceded benefits incurred can vary depending on the type of life insurance policy held and the year the policy was issued.

NOTE 11 – Income Taxes
The significant components of deferred tax assets and liabilities included in the consolidated balance sheets at December 31 were as follows:

(In millions)	At December 31,
	2013	2012
Deferred tax assets:
Loss and loss expense reserves	$206	$202
Unearned premiums	137	124
Investments	19	31
Other	46	39
Total	408	396
Deferred tax liabilities:
Unrealized investment gains, net and other	807	605
Deferred acquisition costs	178	163
Life policy reserves	86	65
Other	10	16
Total	1,081	849
Net deferred tax liability	$673	$453

Deferred tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount recognized for tax purposes.

The differences between the 35 percent statutory income tax rate and our effective income tax rate were as follows:

(Dollars in millions)	Years ended December 31,
	2013		2012		2011
Tax at statutory rate:	$250	35.0%	$198	35.0%	$61	35.0%
Increase (decrease) resulting from:
Tax-exempt income from municipal bonds	(32)	(4.5)	(33)	(5.9)	(35)	(20.0)
Dividend received exclusion	(26)	(3.6)	(24)	(4.2)	(20)	(11.7)
Other	5	0.7	4	0.7	3	1.9
Provision for income taxes	$197	27.6%	$145	25.6%	$9	5.2%

The provision for federal income taxes is based upon filing a consolidated income tax return for the company and its subsidiaries. As of December 31, 2013, we had no operating or capital loss carry forwards. The change in our effective tax rate was primarily due to changes in pretax income from underwriting results and realized investment gains and losses, with unchanged levels of permanent book-tax differences.

Unrecognized Tax Benefits
As a result of positions either taken in our 2011 and 2012 federal tax return filed with the IRS or expected to be taken in the 2013 filing, we believe it is more likely than not that our tax liability will be sustained upon examination by the IRS. We therefore carry no amount for unrecognized tax benefits for the years ended 2013, 2012 and 2011.

The statute of limitations for federal and state income tax purposes have closed for tax years 2008 and earlier. In November, 2011, the IRS began its audit of tax years 2009 and 2010. In December 2012, the IRS Exam Team completed its phase of the audit with no material changes to the returns as filed. As is standard practice whenever large refunds are received, the Joint Committee on Taxation in Washington DC reviewed the 2009 and 2010 IRS audit and completed its review in September of 2013. Although the Joint Committee had no changes to the audit, our exam for tax year 2009 will remain open until the IRS completes its review of a limited partnership we hold as an investment. We expect no material changes as a result of this limited partnership audit. Federal statutes for tax year 2009 will expire in August 2014.

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

Income taxes paid in our Consolidated Statements of Cash Flows are shown net of refunds received of less than $1 million, $11 million and $2 million for 2013, 2012 and 2011, respectively.

In addition to our IRS filings, we file income tax returns with immaterial amounts in various state jurisdictions.

NOTE 12 – Net Income Per Common Share
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are computed based on the weighted average number of common and dilutive potential common shares outstanding using the treasury stock method. The table shows calculations for basic and diluted earnings per share:

(In millions except per share data)	Years ended December 31,
	2013	2012	2011
Numerator:
Net income—basic and diluted	$517	$421	$164

Denominator:
Basic weighted-average common shares outstanding	163.5	162.5	162.7
Effect of stock-based awards:
Stock options	1.2	0.5	0.1
Nonvested shares	0.7	0.7	0.5
Adjusted diluted weighted-average shares	165.4	163.7	163.3

Earnings per share:
Basic	$3.16	$2.59	$1.01
Diluted	3.12	2.57	1.01

Number of anti-dilutive stock-based awards	0.4	5.9	7.8

The current sources of dilution of our common shares are certain equity-based awards as discussed in Note 17 Stock-Based Associate Compensation Plans. The above table includes the number of anti-dilutive stock-based awards at year-end 2013, 2012 and 2011. We did not include these stock-based awards in the computation of net income per common share (diluted) because their exercise would have anti-dilutive effects.

NOTE 13 – Employee Retirement Benefits
We sponsor a qualified defined benefit pension plan. During 2008, we changed the form of retirement benefit we offer some associates to a company match on contributions to a 401(k) plan from the defined benefit pension plan. We froze entry into the pension plan for new associates as of June 30, 2008, and only participants 40 years of age or older as of August 31, 2008, could elect to continue to participate. For participants remaining in the pension plan, we continue to contribute to fund future benefit obligations. Benefits for the defined benefit pension plan are based on years of credited service and compensation level. Contributions are based on the prescribed method defined in the Pension Protection Act. Our pension expense is based on certain actuarial assumptions and also is composed of several components that are determined using the projected unit credit actuarial cost method. During the fourth quarters of 2012 and 2011, we offered limited opportunities for distribution of vested balances to terminated participants in the qualified pension plan. The qualified plan was amended to allow for distribution of vested balances to terminated participants on an ongoing basis.

We also sponsor a defined contribution plan (401(k) plan). Matching contributions totaled $10 million, $9 million and $8 million during the years 2013, 2012 and 2011, respectively. Associates who are not accruing benefits under the pension plan are eligible to receive the company match of up to 6 percent of cash compensation. We also pay all operating expenses for the 401(k) plan. Participants vest in the company match for the 401(k) plan after three years of eligible service.

We maintain a supplemental executive retirement plan (SERP) with a benefit obligation of $9 million at both year-end 2013 and 2012, which are included in the obligation and expense amounts. The company also makes available to a select group of associates the CFC Top Hat Savings Plan, a nonqualified deferred compensation plan.

Defined Benefit Pension Plan Assumptions
We evaluate our pension plan assumptions annually and update them as necessary. This is a summary of the weighted-average assumptions used to determine our benefit obligations at December 31 for the plans:

	Qualified Pension Plan		SERP
	2013	2012	2013	2012
Discount rate	5.15%	4.20%	4.80%	3.95%
Rate of compensation increase	2.75-3.25	2.75-3.25	2.75-3.25	2.75-3.25

To determine the discount rate for each plan, a hypothetical diversified portfolio of actual domestic Aa rated bonds was chosen to provide payments approximately matching the plan’s expected benefit payments. A single interest rate for each plan was determined based on the anticipated yield of the constructed portfolio. Based on this analysis, we increased the rate from the prior year by 0.95 percentage points for the qualified pension plan and by 0.85 percentage points for the SERP due to market interest rate conditions at year-end 2013. Compensation increase assumptions reflect anticipated rates of inflation, real return on wage growth and merit and promotional increases.

This is a summary of the weighted-average assumptions used to determine our net expense for the plans:

	Qualified Pension Plan			SERP
	2013	2012	2011	2013	2012	2011
Discount rate	4.20%	5.10%	5.85%	3.95%	4.75%	5.55%
Expected return on plan assets	7.50	7.50	7.50	n/a	n/a	n/a
Rate of compensation increase	2.75-3.25	3.50-5.50	3.50-5.50	2.75-3.25	3.50-5.50	3.50-5.50

The discount rate was decreased by 0.90 percentage points for the qualified pension plan and 0.80 percentage points for the SERP due to market interest rate conditions at the beginning of 2013. The discount rate assumptions for our benefit obligation generally track with high grade corporate bond yields chosen in our hypothetical portfolio, and yearly adjustments reflect any changes to those bond yields. We believe the expected return on plan assets is representative of the expected long-term rate of return on these assets which is consistent with 2013 expectations of interest rates and based partially on the fact that the plan’s common stock holdings pay dividends. We believe this rate is representative of the expected long-term rate of return on these plan assets. We review historical actual return on plan assets when determining our expected long-term rate of return. Total portfolio return for 2013 was 24.0 percent. Our compensation increase assumptions in 2013 reflect anticipated rates of inflation, real return on wage growth and merit and promotional increases.

Benefit obligation activity using an actuarial measurement date for our qualified plan and SERP at December 31 follows:

(In millions)	At December 31,
	2013	2012
Change in projected benefit obligation:
Benefit obligation, January 1	$320	$281
Service cost	13	12
Interest cost	13	14
Actuarial (gain) loss	(34)	28
Benefits paid	(28)	(15)
Projected benefit obligation, December 31	$284	$320

Accumulated benefit obligation	$257	$282

Change in plan assets:
Fair value of plan assets, January 1	$238	$216
Actual return on plan assets	55	23
Employer contribution	15	14
Benefits paid	(28)	(15)
Fair value of plan assets, December 31	$280	$238

Funded status, December 31	$(4)	$(82)

A reconciliation follows of the funded status for our qualified plan and SERP at the end of the measurement period to the amounts recognized in the consolidated balance sheets at December 31:

(In millions)	At December 31,
	2013	2012
Pension amounts recognized in the consolidated balance sheets:
Other assets	$4	$—
Other liabilities	(8)	(82)
Net amount recognized	$(4)	$(82)

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$18	$100
Prior service cost	—	1
Total	$18	$101

The change in the amount recognized in other comprehensive income is largely due to the increase in discount rate and corresponding increases in assumed lump sum rates.

Below are the components of our net periodic benefit cost, as well as other changes in plan assets and benefit obligations recognized in other comprehensive income for our qualified plan and SERP at December 31:

(In millions)	Years ended December 31,
	2013	2012	2011
Net periodic benefit cost:
Service cost	$13	$12	$11
Interest cost	13	14	14
Expected return on plan assets	(17)	(16)	(16)
Amortization of actuarial loss and prior service cost	9	8	4
Other	2	0	0
Net periodic benefit cost	$20	$18	$13

(In millions)	Years ended December 31,
	2013	2012	2011
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial (gain) loss	$(72)	$20	$30
Amortization of actuarial loss	(10)	(6)	(4)
Amortization of prior service cost	(1)	(1)	(1)
Total recognized in other comprehensive (income) loss	$(83)	$13	$25

The total recognized in net periodic benefit cost and other comprehensive income was a net benefit of $63 million for the year ended December 31, 2013. We recognized $31 million and $38 million in net periodic benefit cost and other comprehensive income for the years ended December 31, 2012 and 2011, respectively. The change in the amount recognized in other comprehensive income from 2012 is largely due to increases in discount and lump sum rates and a greater than anticipated return on plan assets. The estimated costs to be amortized from AOCI into net periodic benefit cost over the next year for our plans are a $2 million actuarial loss and less than $1 million in prior service cost.

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

Excluding cash, during 2013 we held approximately 80 percent of our pension portfolio in domestic common equity investments, which reflect the long-term time horizon of pension obligations. The remainder of the portfolio consists of 12 percent in states, municipalities and taxable political subdivisions fixed-maturity investments and 8 percent in domestic corporate fixed-maturity investments. Our common equity portfolio consists of 22 percent in the financial sector, 22 percent in the information technology sector, 12 percent in the healthcare sector and 12 percent in the industrial sector during 2013. No additional sectors accounted for 10 percent or more of our common equity portfolio balance at year-end 2013. We had $19 million of cash on hand at December 31, 2013, to cover end-of-year retirements. We have purchased more fixed maturities over the past several years to increase the duration of the fixed-maturity portfolio, diversify the types of credit risk and to better match our liability risks, which is consistent with our investment strategy. Our fixed-maturity bond portfolio is investment grade. The plan does not engage in derivative transactions.

Investments in securities are valued based on the fair value hierarchy outlined in Note 3, Fair Value Measurements. The pension plan did not have any liabilities carried at fair value during the years ended December 31, 2013 and 2012. There have been no transfers between Level 1 and Level 2 for the years ended December 31, 2013 and 2012. The following table shows the fair value hierarchy for those assets measured at fair value on a recurring basis at December 31, 2013 and 2012. Excluded from the table below is cash on hand of $19 million and $3 million at December 31, 2013 and 2012.

(In millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At December 31, 2013
Fixed maturities, available for sale:
States, municipalities and political subdivisions	$—	$32	$—	$32
Corporate securities	—	21	—	21
Total fixed maturities, available for sale	—	53	—	53
Common equities, available for sale	208	—	—	208
Total	$208	$53	$—	$261

At December 31, 2012
Fixed maturities, available for sale:
States, municipalities and political subdivisions	$—	$36	$—	$36
Corporate securities	—	24	—	24
Total fixed maturities, available for sale	—	60	—	60
Common equities, available for sale	175	—	—	175
Total	$175	$60	$—	$235

Our pension plan assets included 467,113 and 567,113 shares of the company’s common stock at December 31, 2013 and 2012, which had a fair value of $24 million and $22 million at December 31, 2013 and 2012, respectively. The defined benefit pension plan did not purchase any shares of our common stock during 2013 and 2012. During 2013, the pension plan sold 100,000 shares of the company’s common stock for a realized gain of $5 million. No shares of our common stock were sold during 2012. The company paid $1 million in cash dividends on our common stock to the pension plan in both 2013 and 2012.

We contributed $5 million to our qualified plan during the first quarter of 2014 and expect to pay out $2 million of benefit payments from the SERP during 2014. We expect to make the following benefit payments for our qualified plan and SERP, reflecting expected future service:

(In millions)	Years ended December 31,
	2014	2015	2016	2017	2018	2019 - 2023
Expected future benefit payments	$23	$25	$28	$26	$24	$136

NOTE 14 – Statutory Accounting Information
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

Statutory net income (loss) and capital and surplus are determined in accordance with SAP prescribed or permitted by insurance regulatory authorities for five legal entities, our insurance subsidiary and its four insurance subsidiaries. Statutory capital and surplus for our insurance subsidiary, The Cincinnati Insurance Company, includes capital and surplus of its four insurance subsidiaries. All capital and surplus amounts exceed statutory risk-based capital requirements. The statutory net income (loss) and statutory capital and surplus are presented below:

(In millions)	Net Income (Loss)			Capital and Surplus
	Years ended December 31,			At December 31,
	2013	2012	2011	2013	2012
The Cincinnati Insurance Company	$418	$334	$120	$4,326	$3,914
The Cincinnati Casualty Company	10	10	15	317	293
The Cincinnati Indemnity Company	2	2	2	82	76
The Cincinnati Specialty Underwriters Insurance Company	18	6	11	228	199
The Cincinnati Life Insurance Company	(20)	5	(13)	247	276

NOTE 15 – Transactions With Affiliated Parties
We paid certain officers and directors, or insurance agencies of which they are shareholders, commissions of approximately $6 million in 2013, $5 million in 2012 and $6 million 2011, on premium volume of approximately
$35 million, $35 million and $34 million for 2013, 2012 and 2011, respectively.

NOTE 16 – Commitments and Contingent Liabilities
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

NOTE 17 – Share-Based Associate Compensation Plans
Four equity compensation plans currently permit us to grant various types of equity awards. We currently grant incentive stock options, nonqualified stock options, service-based restricted stock units and performance-based restricted stock units to associates, including some with market-based performance objectives under our shareholder-approved plans. We also have a Holiday Stock Plan that permits annual awards of one share of common stock to each full-time associate for each full calendar year of service up to a maximum of 10 shares. One of our equity compensation plans permits us to grant stock to our outside directors as a component of their annual compensation. We used a combination of new shares and treasury shares for share-based compensation award issues or exercises during 2013.

Share-based compensation cost after tax was $12 million, $11 million and $9 million for the years ended
December 31, 2013, 2012 and 2011, respectively. The related income tax benefit recognized was $6 million,
$5 million and $4 million for the years ended December 31, 2013, 2012 and 2011, respectively. Options exercised during the year ended December 31, 2013, 2012 and 2011 had intrinsic value of $17 million, $6 million, and less than $1 million, respectively. Intrinsic value is the market price less the exercise price. Options vested during the year ended December 31, 2013, 2012 and 2011 had total intrinsic value of $15 million, $5 million, and $2 million, respectively.

As of December 31, 2013, we had $20 million of unrecognized total compensation cost related to nonvested stock options and restricted stock unit awards. That cost will be recognized over a weighted-average period of 1.7 years.

Stock Options
Stock options are granted to associates at an exercise price that is equal to the fair value as determined by the average high and low sales price reported on the Nasdaq Global Select Market for the grant date and are exercisable over 10-year periods. The stock options generally vest ratably over a three-year period. In determining the share-based compensation amounts, we estimate the fair value of each option granted on the date of grant using a binomial option-pricing model. We make the following assumptions to develop the binomial option-pricing model as follows:

•	Weighted-average expected term is based on historical experience of similar awards with consideration for current exercise trends.

•	Expected volatility is based on our stock price over a historical period that approximates the expected term.

•	Dividend yield is determined by dividing the annualized per share dividend by the stock price on the date of grant.

•	Risk-free rates are the implied yield currently available on zero-coupon U.S. Treasury issues with a remaining term approximating the expected term.

The following weighted average assumptions were used in determining fair value for option grants issued during 2013 and 2012:

	2013	2012
Weighted-average expected term	9-10 years	8-10 years
Expected volatility	25.25-26.31%	25.26-26.20%
Dividend yield	3.65%	4.51-4.52%
Risk-free rates	1.82-2.00%	1.58-2.00%
Weighted-average fair value of options granted during the period	$9.71	$6.78

This is a summary of options information:

(Dollars in millions, shares in thousands)	Shares	Weighted- average exercise price	Aggregate intrinsic value
Outstanding shares at January 1, 2013	7,937	$37.34
Granted	394	44.70
Exercised	(1,440)	35.98
Forfeited or expired	(559)	34.07
Outstanding shares at December 31, 2013	6,332	38.39	$88

Options exercisable at end of period	5,360	$38.33	$75

Cash received from the exercise of options was $25 million, $10 million and $1 million for the years ended December 31, 2013, 2012 and 2011. We acquired 577,745 and 311,524 shares totaling $28 million and $12 million, respectively, from associates in consideration for option exercises during 2013 and 2012.

Options outstanding and exercisable consisted of the following at December 31, 2013:

(Shares in thousands)	Options outstanding			Options exercisable
Range of exercise prices	Shares	Weighted-average remaining contractual life	Weighted- average exercise price	Shares	Weighted- average exercise price
$25.00 to $29.99	1,011	5.34 years	$26.57	1,011	$26.57
$30.00 to $34.99	764	7.04 years	33.97	500	33.97
$35.00 to $39.99	1,585	4.01 years	37.79	1,258	38.35
$40.00 to $44.99	1,885	3.16 years	43.07	1,504	42.66
$45.00 to $49.99	1,087	1.95 years	45.26	1,087	45.26
Total	6,332	3.98 years	38.39	5,360	38.33

The weighted-average remaining contractual life for exercisable awards as of December 31, 2013, was 3.2 years. Under all active shareholder approved plans, a total of 17.3 million shares were authorized to be granted. At December 31, 2013, 7.7 million shares remained available for future issuance under the plans. During 2013, we granted 21,363 shares of common stock to our directors for 2012 board service fees.

Restricted Stock Units
Service-based restricted stock units granted to associates are valued at fair value of the shares on the date of grant less the present value of the dividends that holders of restricted stock units will not receive on the shares underlying the restricted stock units during the vesting period. Service-based restricted stock units cliff vest three years after the date of grant. Service-based restricted stock units vested during the year had an intrinsic value of $15 million, less than $1 million and $13 million for the years ended December, 31, 2013, 2012 and 2011, respectively.

We have performance-based awards that vest on the first day of March after a three-calendar-year performance period. These awards vest according to the level of three-year total shareholder return achieved compared to a peer group over a three-year performance period with payouts ranging from 0 - 125 percent for awards granted prior to 2013. For awards granted in 2013, the payout range on these performance awards are 0 - 200 percent. Three-year total shareholder return is calculated by Bloomberg using annualized total return of a stock to an investor due to capital gain appreciation plus reinvestment of all dividends. We issued 61,146 shares of performance-based restricted stock units during 2013 at the maximum-level performance hurdle for the three-year performance period ending December 31, 2012, as we achieved a three-year total shareholder return which exceeded all of our seven peers. For the three-year performance period ended December 31, 2013, our total shareholder return exceeded all peers in our peer group. We expect payout of these shares at the maximum level to occur on March 1, 2014.

These performance-based awards are valued using a Monte-Carlo valuation on the date of grant, which uses a risk‑neutral framework to model future stock price movements based upon the risk-free rate of return, the volatility of each peer and the correlations of each peer being modeled. Compensation cost is recognized regardless of whether the market-based performance objective has been satisfied. We make assumptions to develop the Monte-Carlo model as follows:

•
Correlation coefficients are based upon the price data used to calculate the historical volatilities. The correlation coefficients are used to model the way in which each entity tends to move in relation to each other.

•
Expected volatility is based on our stock price over a historical period that approximates the expected term. We have used the historical volatilities of 2.87 percent for both the 2013 and 2012 grants.

•
Dividend yield has been modeled assuming that the holder of the award is not entitled to receive dividends that are paid during the performance period. Dividend yields of 3.63 percent for 2013 grants and 4.51 percent for 2012 grants were used.

•
Risk-free rates are equal to the yield, as of the measurement date, of the zero-coupon U.S. Treasury bill that is commensurate with the performance measurement period. Risk-free rates used were 0.40 percent for both 2013 and 2012 grants.

This is a summary of restricted stock unit and performance-based share information, assuming a target payout for performance-based shares, for the year 2013:

(Shares in thousands)	Service-based shares	Weighted- average grant date fair value	Performance-based shares	Weighted- average grant date fair value
Nonvested at January 1, 2013	930	$28.18	209	$31.26
Granted	317	40.09	101	42.17
Vested	(289)	23.33	(61)	23.98
Forfeited or canceled	(22)	32.90	(3)	23.80
Nonvested at December 31, 2013	936	33.61	246	37.66

NOTE 18 – Segment Information
We operate primarily in two industries, property casualty insurance and life insurance. We regularly review our reporting segments to make decisions about allocating resources and assessing performance.

•	Commercial lines property casualty insurance

•	Personal lines property casualty insurance

•	Excess and surplus lines property casualty insurance

•	Life insurance

•	Investment operations
During 2013, we renamed the line of business surety and executive risk in the commercial segment to management liability and surety.
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

◦
For commercial lines, personal lines and excess and surplus lines insurance segments, we calculate underwriting profit or loss as premiums earned and fee revenue minus loss and loss expenses and underwriting expenses incurred.

◦
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

This table summarizes segment information:

(In millions)	Years ended December 31,
	2013	2012	2011
Revenues:
Commercial lines insurance
Commercial casualty	$856	$767	$711
Commercial property	623	545	497
Commercial auto	479	426	394
Workers' compensation	365	344	318
Specialty packages	150	151	138
Management liability and surety	119	111	103
Machinery and equipment	44	39	36
Commercial lines insurance premiums	2,636	2,383	2,197
Fee revenue	3	4	3
Total commercial lines insurance	2,639	2,387	2,200

Personal lines insurance
Personal auto	443	404	368
Homeowner	403	353	294
Other personal lines	115	111	100
Personal lines insurance premiums	961	868	762
Fee revenue	1	2	1
Total personal lines insurance	962	870	763

Excess and surplus lines insurance	116	93	70

Life insurance premiums	189	178	165
Separate account investment management fees	4	1	2
Total life insurance	193	179	167

Investment operations
Investment income, net of expenses	529	531	525
Realized investment gains, net	83	42	70
Total investment revenue	612	573	595

Other	9	9	8
Total revenues	$4,531	$4,111	$3,803

Income (loss) before income taxes:
Insurance underwriting results:
Commercial lines insurance	$186	$181	$(102)
Personal lines insurance	33	(43)	(182)
Excess and surplus lines insurance	14	(1)	6
Life insurance	9	(3)	(3)
Investment operations	532	491	514
Other	(60)	(59)	(60)
Total income before income taxes	$714	$566	$173

Identifiable assets:	December 31,	December 31,
	2013	2012
Property casualty insurance	$2,455	$2,395
Life insurance	1,225	1,201
Investment operations	13,618	12,599
Other	364	353
Total	$17,662	$16,548

NOTE 19 – Quarterly Supplementary Data
This table includes unaudited quarterly financial information for the years ended December 31, 2013 and 2012:

(Dollars in millions except per share data)	Quarter
	1st	2nd	3rd	4th	Full year
2013
Revenues *	$1,103	$1,104	$1,152	$1,172	$4,531
Income before income taxes	217	148	182	167	714
Net income	154	110	131	122	517
Net income per common share—basic	0.95	0.67	0.80	0.75	3.16
Net income per common share—diluted	0.94	0.66	0.79	0.74	3.12

2012
Revenues *	$986	$1,020	$1,035	$1,070	$4,111
Income before income taxes	112	29	152	273	566
Net income	86	32	111	192	421
Net income per common share—basic	0.53	0.20	0.69	1.18	2.59
Net income per common share—diluted	0.53	0.20	0.68	1.17	2.57

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company’s management, with the participation of the company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of December 31, 2013. Based upon that evaluation, the company’s chief executive officer and chief financial officer concluded that the design and operation of the company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure that:

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

Changes in Internal Control over Financial Reporting – During the three months ended December 31, 2013, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management’s Annual Report on Internal Control Over Financial Reporting and the Report of the Independent Registered Public Accounting Firm are set forth in Item 8.

ITEM 9B. Other Information
None

Part III
Our Proxy Statement will be filed with the SEC no later than March 14, 2014, in preparation for the 2014 Annual Meeting of Shareholders scheduled for April 26, 2014. As permitted in Paragraph G(3) of the General Instructions for Form 10-K, we are incorporating by reference to that statement portions of the information required by Part III as noted in Item 10 through Item 14 below.

ITEM 10.    Directors, Executive Officers and Corporate Governance
a)    The following sections of our Proxy Statement for our Annual Meeting of Shareholders to be held April 26, 2014, are incorporated herein by reference: “Section 16(a) Beneficial Ownership Reporting Compliance,” “Information about the Board of Directors,” and “Governance of Your Company.”
b)    Information about the “Code of Ethics for Senior Financial Officers” appeared in the 2004 Proxy Statement as an appendix and is available at cinfin.com/investors. Our Code of Ethics applies to those who are responsible for preparing and disclosing our financial information. This includes our chief executive officer, chief financial officer and others performing similar functions.
c)    Set forth below is information concerning the company’s executive officers who are not also directors of the company, as of February 27, 2014.

Name and Age as of February 27, 2014	Primary Title(s) and Business Responsibilities Since February 2009	Executive Officer Since
Teresa C. Cracas, Esq. (48)	Chief risk officer and senior vice president of The Cincinnati Insurance Company; until 2011, vice president and counsel. Responsible for strategic planning and risk management, including oversight of modeling for financial analysis and property casualty reserving and pricing.	2011
Donald J. Doyle, Jr., CPCU, AIM (47)	Senior vice president of The Cincinnati Insurance Company. Responsible for excess and surplus lines underwriting and operations.	2008
Martin F. Hollenbeck, CFA, CPCU (54)	President and chief operating officer of CFC Investment Company, a commercial lease and finance subsidiary. Chief investment officer since 2009 and senior vice president, assistant secretary and assistant treasurer of Cincinnati Financial Corporation. Chief investment officer and senior vice president since 2009 of The Cincinnati Insurance Company; until 2009, vice president. President from 2008 to 2009 of CinFin Capital Management Company, a former subsidiary. Responsible for all investment operations.	2008
John S. Kellington (52)	Chief information officer and senior vice president of The Cincinnati Insurance Company. Responsible for enterprise strategic technology and oversight of all technology activities. Until 2010, senior vice president of ACORD Corporation, a nonprofit group that develops global insurance standards.	2010
Lisa A. Love, Esq. (54)	Senior vice president, general counsel and corporate secretary of Cincinnati Financial Corporation and The Cincinnati Insurance Company. Until 2011, senior counsel of The Cincinnati Insurance Company. Responsible for corporate legal, governance and compliance activities, including oversight of regulatory and consumer relations, shareholder services and contract administration.	2011
Eric N. Mathews, CPCU, AIAF (58)	Principal accounting officer, vice president, assistant secretary and assistant treasurer of Cincinnati Financial Corporation. Senior vice president of The Cincinnati Insurance Company. Responsible for corporate accounting and SEC accounting.	2001

Name and Age as of February 27, 2014	Primary Title(s) and Business Responsibilities Since February 2009	Executive Officer Since
Martin J. Mullen, CPCU (58)	Chief claims officer and senior vice president of The Cincinnati Insurance Company. Responsible for oversight of all headquarters and field claims operations, including special investigations and claims administration.	2008
David H. Popplewell, FALU, LLIF (70)	President and chief operating officer of The Cincinnati Life Insurance Company. Responsible for life insurance underwriting and operations.	1997
Jacob F. Scherer, Jr. (61)	Chief insurance officer since 2012 and executive vice president of The Cincinnati Insurance Company. Responsible for executive oversight of property casualty insurance sales, marketing, underwriting, related field services, relationships with independent agents and reinsurance programs.	1995
Michael J. Sewell, CPA (50)	Chief financial officer and senior vice president since 2011 of Cincinnati Financial Corporation and The Cincinnati Insurance Company. Treasurer since 2011 of Cincinnati Financial Corporation. Until 2011, partner at Deloitte & Touche LLP. Responsible for oversight of all accounting, finance, financial reporting, purchasing and investor relations.	2011
Joan O. Shevchik, CPCU, CLU (63)	Senior vice president of The Cincinnati Insurance Company. Responsible for corporate communications, including media relations and website content management.	2003
Stephen M. Spray (47)	Senior vice president of The Cincinnati Insurance Company; vice president until 2012. Responsible for sales and marketing, including management of field underwriters and independent agency relationships; responsible from 2010 to 2011 for target markets and, prior to 2010, for excess and surplus lines marketing and underwriting.	2012
Charles P. Stoneburner II, CPCU, AIM (61)	Senior vice president of The Cincinnati Insurance Company. Responsible for commercial lines underwriting and operations, including oversight of management liability and surety insurance, machinery and equipment insurance, loss control and premium audit.	2008
Timothy L. Timmel, Esq. (65)	Senior vice president of The Cincinnati Insurance Company. Responsible for operations including oversight of administrative services, corporate communications, data entry, facilities maintenance and security, government relations, human resources, learning and development, legal litigation, printing and supply.	1997

ITEM 11.    Executive Compensation
The “Compensation of Named Executive Officers and Directors,” section of our Proxy Statement for our Annual Meeting of Shareholders to be held April 26, 2014, which includes the “Report of the Compensation Committee,” “Compensation Committee Interlocks and Insider Participation,” and the “Compensation Discussion and Analysis,” is incorporated herein by reference.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
a)    The “Security Ownership of Principal Shareholders and Management” section of our Proxy Statement for our Annual Meeting of Shareholders to be held April 26, 2014, is incorporated herein by reference.
b)    Information on securities authorized for issuance under equity compensation plans appears in Part II, Item 5, Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Additional information on share-based compensation under our equity compensation plans is available in Item 8, Note 17 of the Consolidated Financial Statements.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
The following sections of our Proxy Statement for our Annual Meeting of Shareholders to be held April 26, 2014, are incorporated herein by reference: “Governance of Your Company — Director Independence” and “Governance of Your Company — Certain Relationships and Transactions.”

ITEM 14.    Principal Accounting Fees and Services
The “Audit-Related Matters,” section of our Proxy Statement for our Annual Meeting of Shareholders to be held April 26, 2014, which includes the “Proposal 2 — Ratification of Selection of Independent Registered Public Accounting Firm,” “Report of the Audit Committee,” “Fees Billed by the Independent Registered Public Accounting Firm,” and “Services Provided by the Independent Registered Public Accounting Firm,” is incorporated herein by reference.

Part IV

ITEM 15.    Exhibits, Financial Statement Schedules
a) Financial Statements – information contained in Part II, Item 8, of this report, Page 123 to Page 127
b) Exhibits – see Index of Exhibits, Page 177
c) Financial Statement Schedules
Schedule I – Summary of Investments — Other Than Investments in Related Parties, Page 165
Schedule II – Condensed Financial Statements of Parent Company, Page 167
Schedule III – Supplementary Insurance Information, Page 171
Schedule IV – Reinsurance, Page 1173
Schedule V – Valuation and Qualifying Accounts, Page 174
Schedule VI – Supplementary Information Concerning Property Casualty Insurance Operations, Page 175

Schedule I

Cincinnati Financial Corporation and Subsidiaries
Summary of Investments - Other Than Investments in Related Parties
(In millions)	At December 31, 2013
Type of investment	Cost or amortized cost	Fair value	Balance sheet
Fixed maturities:
States, municipalities and political subdivisions:
The Cincinnati Insurance Company	$2,569	$2,648	$2,648
The Cincinnati Casualty Company	122	127	127
The Cincinnati Indemnity Company	32	33	33
The Cincinnati Life Insurance Company	193	205	205
The Cincinnati Specialty Underwriters Insurance Company	190	197	197
CSU Producer Resources Inc.	1	1	1
Total	3,107	3,211	3,211
Convertibles and bonds with warrants attached:
The Cincinnati Insurance Company	17	17	17
Total	17	17	17
United States government:
The Cincinnati Insurance Company	1	1	1
The Cincinnati Casualty Company	1	1	1
The Cincinnati Indemnity Company	1	1	1
The Cincinnati Life Insurance Company	4	4	4
Total	7	7	7
Government-sponsored enterprises:
The Cincinnati Life Insurance Company	212	186	186
The Cincinnati Insurance Company	15	14	14
Total	227	200	200
Foreign government:
The Cincinnati Insurance Company	10	10	10
Total	10	10	10
All other corporate bonds:
The Cincinnati Insurance Company	2,518	2,726	2,726
The Cincinnati Casualty Company	114	121	121
The Cincinnati Indemnity Company	28	29	29
The Cincinnati Specialty Underwriters Insurance Company	162	169	169
The Cincinnati Life Insurance Company	2,382	2,551	2,551
CSU Producer Resources Inc.	5	5	5
Cincinnati Financial Corporation	61	75	75
Total	5,270	5,676	5,676
Total fixed maturities	$8,638	$9,121	$9,121

Schedule I (continued)

Cincinnati Financial Corporation and Subsidiaries
Summary of Investments - Other Than Investments in Related Parties
(In millions)	At December 31, 2013
Type of investment	Cost or amortized cost	Fair value	Balance sheet
Equity securities:
Common stocks:
The Cincinnati Insurance Company	$1,437	$2,659	$2,659
The Cincinnati Casualty Company	47	89	89
The Cincinnati Indemnity Company	13	22	22
The Cincinnati Specialty Underwriters Insurance Company	48	74	74
CSU Producer Resources Inc.	4	6	6
Cincinnati Financial Corporation	847	1,363	1,363
Total	2,396	4,213	4,213
Nonredeemable preferred stocks:
The Cincinnati Insurance Company	117	146	146
The Cincinnati Life Insurance Company	7	13	13
Cincinnati Financial Corporation	3	3	3
Total	127	162	162
Total equity securities	$2,523	$4,375	$4,375
Other invested assets:
Policy loans:
The Cincinnati Life Insurance Company	$36	—	$36
Private equity:
Cincinnati Financial Corporation	32	—	32
Total other invested assets	$68	—	$68
Total investments	$11,229	—	$13,564

Schedule II

Cincinnati Financial Corporation (parent company only)
Condensed Balance Sheets
(In millions)	At December 31,
	2013	2012
ASSETS
Investments
Fixed maturities, at fair value	$75	$103
Equity securities, at fair value	1,366	958
Other invested assets	32	31
Total investments	1,473	1,092
Cash and cash equivalents	91	90
Equity in net assets of subsidiaries	5,351	5,103
Investment income receivable	5	3
Land, building and equipment, net, for company use (accumulated depreciation: 2013—$106; 2012—$100)	148	153
Prepaid income tax	2	14
Other assets	24	35
Due from subsidiaries	114	75
Total assets	$7,208	$6,565
LIABILITIES
Dividends declared but unpaid	$68	$66
Deferred federal income tax	185	63
Long-term debt	790	790
Other liabilities	95	193
Total liabilities	1,138	1,112
SHAREHOLDERS' EQUITY
Common stock	397	394
Paid-in capital	1,191	1,134
Retained earnings	4,268	4,021
Accumulated other comprehensive income	1,504	1,129
Treasury stock at cost	(1,290)	(1,225)
Total shareholders' equity	6,070	5,453
Total liabilities and shareholders' equity	$7,208	$6,565

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8.

Schedule II (continued)

Cincinnati Financial Corporation (parent company only)
Condensed Statements of Income
(In millions)	Years ended December 31,
	2013	2012	2011
REVENUES
Investment income, net of expenses	$41	$42	$41
Realized gains on investments	21	34	15
Other revenue	15	15	14
Total revenues	77	91	70

EXPENSES
Interest expense	53	53	53
Other expenses	29	27	25
Total expenses	82	80	78

INCOME (LOSS) BEFORE INCOME TAXES AND EARNINGS OF SUBSIDIARIES	(5)	11	(8)

BENEFIT FOR INCOME TAXES	(11)	(4)	(9)

NET INCOME BEFORE EARNINGS OF SUBSIDIARIES	6	15	1

INCREASE IN EQUITY OF SUBSIDIARIES	511	406	163

NET INCOME	$517	$421	$164

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8.

Schedule II (continued)

Cincinnati Financial Corporation (parent company only)
Condensed Statements of Comprehensive Income
(In millions)	Years ended December 31,
	2013	2012	2011
NET INCOME	$517	$421	$164
OTHER COMPREHENSIVE INCOME, BEFORE TAX
Unrealized gains on investments available-for-sale	303	67	59
Unrealized gains on investments held by subsidiaries	240	361	250
Reclassification adjustment for (gains) included in net income	(21)	(34)	(15)
Reclassification adjustment for (gains) included in net income on subsidiaries	(62)	(8)	(55)
Unrealized (losses) gains on other	(1)	5	1
Unrealized gains (losses) on other subsidiaries	35	(26)	(12)
Unrealized gains on investments available-for-sale, investments held by subsidiaries and other	494	365	228
Amortization of pension actuarial gain (loss) and prior service cost	83	(13)	(25)
Other comprehensive income before tax	577	352	203
Income taxes on above of other comprehensive income	202	124	71
Other comprehensive income, net of tax	375	228	132
COMPREHENSIVE INCOME	$892	$649	$296

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8.

Schedule II (continued)

Cincinnati Financial Corporation (parent company only)
Condensed Statements of Cash Flows
(In millions)	Years ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$517	$421	$164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7	7	7
Realized gains on investments, net	(21)	(34)	(15)
Dividends from subsidiaries	378	300	180
Changes in:
Increase in equity of subsidiaries	(511)	(406)	(163)
Investment income receivable	(2)	1	1
Current federal income taxes	12	(24)	25
Deferred income tax	(6)	18	(10)
Other assets	(30)	(2)	2
Other liabilities	39	7	(23)
Intercompany receivable for operations	(39)	—	—
Net cash provided by operating activities	344	288	168

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed maturities	—	114	5
Call or maturity of fixed maturities	23	13	13
Sale of equity securities	75	111	101
Purchase of fixed maturities	—	(1)	—
Purchase of equity securities	(179)	(212)	(78)
Investment in buildings and equipment, net	(1)	(1)	(1)
Change in other invested assets, net	4	4	5
Return of capital from subsidiaries	22	—	—
Net cash (used) provided by investing activities	(56)	28	45

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in notes payable	—	—	55
Payment of cash dividends to shareholders	(263)	(256)	(255)
Purchase of treasury shares	(52)	—	(32)
Proceeds from stock options exercised	25	9	(4)
Net transfers to subsidiaries	—	(2)	2
Other	3	3	3
Net cash used in financing activities	(287)	(246)	(231)
Net change in cash and cash equivalents	1	70	(18)
Cash and cash equivalents at beginning of year	90	20	38
Cash and cash equivalents at end of year	$91	$90	$20

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8.

Schedule III

Cincinnati Financial Corporation and Subsidiaries
Supplementary Insurance Information
(In millions)	Years ended December 31,
	2013	2012	2011
Deferred policy acquisition costs:
Commercial lines insurance	$251	$235	$204
Personal lines insurance	104	93	92
Excess and surplus lines insurance	11	9	7
Total property casualty insurance	366	337	303
Life insurance	199	133	174
Total	$565	$470	$477

Gross future policy benefits, losses, claims and expense losses:
Commercial lines insurance	$3,667	$3,645	$3,780
Personal lines insurance	417	398	419
Excess and surplus lines insurance	157	126	81
Total property casualty insurance	4,241	4,169	4,280
Life insurance	2,441	2,341	2,257
Total (1)	$6,682	$6,510	$6,537

Gross unearned premiums:
Commercial lines insurance	$1,372	$1,246	$1,149
Personal lines insurance	535	490	440
Excess and surplus lines insurance	67	54	42
Total property casualty insurance	1,974	1,790	1,631
Life insurance	2	2	2
Total (1)	$1,976	$1,792	$1,633

Other policy claims and benefits payable:
Commercial lines insurance	$—	$—	$—
Personal lines insurance	—	—	—
Excess and surplus lines insurance	—	—	—
Total property casualty insurance	—	—	—
Life insurance	19	15	16
Total (1)	$19	$15	$16

Earned premiums:
Commercial lines insurance	$2,636	$2,383	$2,197
Personal lines insurance	961	868	762
Excess and surplus lines insurance	116	93	70
Total property casualty insurance	3,713	3,344	3,029
Life insurance	189	178	165
Total	$3,902	$3,522	$3,194

Schedule III (continued)

Cincinnati Financial Corporation and Subsidiaries
Supplementary Insurance Information
(In millions)	Years ended December 31,
	2013	2012	2011
Investment income, net of expenses:
Commercial lines insurance	$—	$—	$—
Personal lines insurance	—	—	—
Excess and surplus lines insurance	—	—	—
Total property casualty insurance (2)	348	351	350
Life insurance	140	137	134
Total	$488	$488	$484

Benefits, claims losses and settlement expenses:
Commercial lines insurance	$1,596	$1,420	$1,570
Personal lines insurance	639	652	723
Excess and surplus lines insurance	66	65	42
Total property casualty insurance	2,301	2,137	2,335
Life insurance	204	185	189
Total	$2,505	$2,322	$2,524

Amortization of deferred policy acquisition costs:
Commercial lines insurance	$514	$462	$441
Personal lines insurance	192	183	144
Excess and surplus lines insurance	21	17	13
Total property casualty insurance	727	662	598
Life insurance	31	45	33
Total (3)	$758	$707	$631

Underwriting, acquisition and insurance expenses:
Commercial lines insurance	$343	$324	$291
Personal lines insurance	98	78	78
Excess and surplus lines insurance	15	12	9
Total property casualty insurance	456	414	378
Life insurance	29	34	30
Total (3)	$485	$448	$408

Net written premiums:
Commercial lines insurance	$2,760	$2,459	$2,218
Personal lines insurance	1,005	918	801
Excess and surplus lines insurance	128	105	79
Total property casualty insurance	3,893	3,482	3,098
Accident health insurance	2	3	3
Total	$3,895	$3,485	$3,101

Notes to Schedule III:
(1) The sum of gross future policy benefits, losses, claims and expense losses, gross unearned premium and other policy claims and benefits payable is equal to the sum of Loss and loss expense reserves, Life policy reserves and investment contract reserves and Unearned premiums reported in the company’s consolidated balance sheets.
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

Schedule IV

Cincinnati Financial Corporation and Subsidiaries
Reinsurance
(Dollars in millions)	Years ended December 31,
	2013	2012	2011
Gross amounts:
Life insurance in force	$85,015	$81,467	$77,691
Earned premiums
Commercial lines insurance	$2,777	$2,524	$2,348
Personal lines insurance	1,002	897	812
Excess and surplus lines insurance	124	99	76
Total property casualty insurance	3,903	3,520	3,236
Life insurance	248	235	220
Total	$4,151	$3,755	$3,456

Ceded amounts to other companies:
Life insurance in force	$36,952	$36,340	$35,690
Earned premiums
Commercial lines insurance	$151	$149	$162
Personal lines insurance	42	30	51
Excess and surplus lines insurance	8	6	6
Total property casualty insurance	201	185	219
Life insurance	59	57	55
Total	$260	$242	$274

Assumed amounts from other companies:
Life insurance in force	$—	$—	$1
Earned premiums
Commercial lines insurance	$10	$8	$11
Personal lines insurance	1	1	1
Excess and surplus lines insurance	—	—	—
Total property casualty insurance	11	9	12
Life insurance	—	—	—
Total	$11	$9	$12

Net amounts:
Life insurance in force	$48,063	$45,126	$42,001
Earned premiums
Commercial lines insurance	$2,636	$2,383	$2,197
Personal lines insurance	961	868	762
Excess and surplus lines insurance	116	93	70
Total property casualty insurance	3,713	3,344	3,029
Life insurance	189	178	165
Total	$3,902	$3,522	$3,194

Percentage of amounts assumed to net:
Life insurance in force	—%	—%	—%
Earned premiums
Commercial lines insurance	0.4%	0.3%	0.5%
Personal lines insurance	0.1	0.1	0.2
Excess and surplus lines insurance	—	—	—
Total property casualty insurance	0.5	0.3	0.4
Life insurance	—	—	—
Total	0.5	0.3	0.4

Schedule V

Cincinnati Financial Corporation and Subsidiaries
Valuation and Qualifying Accounts
(In millions)	At December 31,
	2013	2012	2011
Allowance for doubtful receivables:
Balance at beginning of year	$2	$2	$3
Additions charged to costs and expenses	1	1	2
Deductions	(1)	(1)	(3)
Balance at end of year	$2	$2	$2

Schedule VI

Cincinnati Financial Corporation and Subsidiaries
Supplementary Information Concerning Property Casualty Insurance Operations
(In millions)	Years ended December 31,
	2013	2012	2011
Deferred policy acquisition costs:
Commercial lines insurance	$251	$235	$204
Personal lines insurance	104	93	92
Excess and surplus lines insurance	11	9	7
Total	$366	$337	$303

Reserves for unpaid claims and claim adjustment expenses:
Commercial lines insurance	$3,667	$3,645	$3,780
Personal lines insurance	417	398	419
Excess and surplus lines insurance	157	126	81
Total	$4,241	$4,169	$4,280

Reserve discount deducted	$—	$—	$—

Unearned premiums:
Commercial lines insurance	$1,370	$1,246	$1,149
Personal lines insurance	534	490	440
Excess and surplus lines insurance	66	54	42
Total	$1,970	$1,790	$1,631

Earned premiums:
Commercial lines insurance	$2,636	$2,383	$2,197
Personal lines insurance	961	868	762
Excess and surplus lines insurance	116	93	70
Total	$3,713	$3,344	$3,029

Investment income:
Commercial lines insurance	$—	$—	$—
Personal lines insurance	—	—	—
Excess and surplus lines insurance	—	—	—
Total (1)	$348	$351	$350

Loss and loss expenses incurred related to current accident year:
Commercial lines insurance	$1,691	$1,712	$1,804
Personal lines insurance	678	751	765
Excess and surplus lines insurance	79	70	51
Total	$2,448	$2,533	$2,620

Loss and loss expenses incurred related to prior accident years:
Commercial lines insurance	$(95)	$(292)	$(234)
Personal lines insurance	(39)	(99)	(42)
Excess and surplus lines insurance	(13)	(5)	(9)
Total	$(147)	$(396)	$(285)

Amortization of deferred policy acquisition costs:
Commercial lines insurance	$514	$461	$441
Personal lines insurance	192	183	144
Excess and surplus lines insurance	21	17	13
Total	$727	$661	$598

Paid loss and loss expenses:
Commercial lines insurance	$1,498	$1,546	$1,545
Personal lines insurance	639	659	676
Excess and surplus lines insurance	35	24	20
Total	$2,172	$2,229	$2,241

Net written premiums:
Commercial lines insurance	$2,760	$2,459	$2,218
Personal lines insurance	1,005	918	801
Excess and surplus lines insurance	128	105	79
Total	$3,893	$3,482	$3,098

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
Date:         February 27, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ Kenneth W. Stecher	Chairman of the Board	February 27, 2014
Kenneth W. Stecher
/S/ Steven J. Johnston	President, Chief Executive Officer and Director	February 27, 2014
Steven J. Johnston
/S/ Michael J. Sewell	Chief Financial Officer, Senior Vice President and Treasurer	February 27, 2014
Michael J. Sewell
/S/ William F. Bahl	Director	February 27, 2014
William F. Bahl
/S/ Gregory T. Bier	Director	February 27, 2014
Gregory T. Bier
/S/ Dirk J. Debbink	Director	February 27, 2014
Dirk J. Debbink
/S/ Linda W. Clement-Holmes	Director	February 27, 2014
Linda W. Clement-Holmes
/S/ Kenneth C. Lichtendahl	Director	February 27, 2014
Kenneth C. Lichtendahl
/S/ W. Rodney McMullen	Director	February 27, 2014
W. Rodney McMullen
/S/ David P. Osborn	Director	February 27, 2014
David P. Osborn
/S/ Gretchen W. Price	Director	February 27, 2014
Gretchen W. Price
/S/ John J. Schiff, Jr.	Director	February 27, 2014
John J. Schiff, Jr.
/S/ Thomas R. Schiff	Director	February 27, 2014
Thomas R. Schiff
/S/ Douglas S. Skidmore	Director	February 27, 2014
Douglas S. Skidmore
/S/ John F. Steele, Jr.	Director	February 27, 2014
John F. Steele, Jr.
/S/ Larry R. Webb	Director	February 27, 2014
Larry R. Webb
/S/ E. Anthony Woods	Director	February 27, 2014
E. Anthony Woods

Index of Exhibits

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of Cincinnati Financial Corporation (incorporated by reference to the company’s 2010 Annual Report on Form 10-K dated February 25, 2011, Exhibit 3.1)
3.2	Regulations of Cincinnati Financial Corporation (incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, Exhibit 3.2) (File No. 000-04604)
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
10.4
Cincinnati Financial Corporation Annual Incentive Compensation Plan of 2009, as amended January 31, 2014 (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated February 3, 2014)

10.5	Cincinnati Financial Corporation 2006 Stock Compensation Plan (incorporated by reference to the company’s definitive Proxy Statement dated March 30, 2007)
10.6	Cincinnati Financial Corporation 2012 Stock Compensation Plan (incorporated by reference to the company’s definitive Proxy Statement dated March 16, 2012)
10.7
Amended and Restated Cincinnati Financial Corporation Supplemental Retirement Plan dated January 1, 2009 (incorporated by reference to Exhibit 10.7 filed with the company’s Annual Report on Form 10-K dated February 27, 2013)

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
10.12
Form of Restricted Stock Unit Agreement for use under the Cincinnati Financial Corporation 2006 Stock Compensation Plan (performance-based) (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated November 18, 2008)

10.13
Form of Incentive Compensation Agreement for the Cincinnati Financial Corporation Incentive Compensation Plan of 2009 (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated March 16, 2009)

10.14
Form of Incentive Stock Option Agreement for the Cincinnati Financial Corporation 2012 Stock Compensation Plan (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated February 21, 2013)

10.15
Form of Nonqualified Stock Option Agreement for the Cincinnati Financial Corporation 2012 Stock Compensation Plan (incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated February 21, 2013)

Exhibit No.	Exhibit Description
10.16
Form of Restricted Stock Unit Agreement (service based) for the Cincinnati Financial Corporation 2012 Stock Compensation Plan (incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated February 21, 2013)

10.17
Form of Restricted Stock Unit Agreement (performance based) for the Cincinnati Financial Corporation 2012 Stock Compensation Plan (incorporated by reference to Exhibit 10.4 filed with the company’s Current Report on Form 8-K dated February 21, 2013)

10.18
Amended and Restated Cincinnati Financial Corporation Top Hat Savings Plan dated January 1, 2011 (incorporated by reference to Exhibit 10.14 filed with the company’s Annual Report on Form 10-K dated February 27, 2013)

10.19
Cincinnati Financial Corporation Executive Deferred Compensation Agreement by and between the Cincinnati Financial Corporation and Michael J. Sewell, dated as of October 25, 2011 (incorporated by reference to Exhibit 10.2 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

10.20
Credit Agreement by and among Cincinnati Financial Corporation, CFC Investment Company, PNC Bank, N.A. as Administrative Agent, PNC Capital Markets, LLC, as Sole Bookrunner and Joint Lead Arranger, Fifth Third Bank, N.A., as Joint Lead Arranger and Syndication Agent, The Huntington National Bank and U.S. Bank, N.A., as Documentation Agents, dated May 31, 2012 (incorporated by reference to the company’s Current Report on Form 8-K dated May 31, 2012, Exhibit 10.1)

10.21
Agreement by and between The Cincinnati Insurance Company and its affiliated and subsidiary companies and Thomas A. Joseph dated October 19, 2012 (incorporated by reference Exhibit 10.1 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)

11	Statement re: Computation of per share earnings for the years ended December 31, 2013, 2012, and 2011 contained in Part II, Item 8, Note 12 to the Consolidated Financial Statements
14	Cincinnati Financial Corporation Code of Ethics for Senior Financial Officers (incorporated by reference to the company’s definitive Proxy Statement dated March 18, 2004 (File No. 000-04604))
21	Cincinnati Financial Corporation subsidiaries contained in Part I, Item 1 of this report
23	Consent of Independent Registered Public Accounting Firm
31A	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Executive Officer
31B	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Financial Officer
32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document