Form 10-Q
period 2014-03-31
CINCINNATI FINANCIAL CORP
filed 2014-04-24
CIK 20286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)
☑        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2014.

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
☐Yes ☑ No

As of April 21, 2014, there were 163,519,128 shares of common stock outstanding.

CINCINNATI FINANCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED March 31, 2014

Cincinnati Financial Corporation First-Quarter 2014 10-Q

Part I – Financial Information
Item 1.        Financial Statements (unaudited)

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions except per share data)	March 31,	December 31,
	2014	2013
Assets
Investments
Fixed maturities, at fair value (amortized cost: 2014—$8,609; 2013—$8,638)	$9,180	$9,121
Equity securities, at fair value (cost: 2014—$2,545; 2013—$2,523)	4,426	4,375
Other invested assets	72	68
Total investments	13,678	13,564
Cash and cash equivalents	521	433
Investment income receivable	116	121
Finance receivable	83	85
Premiums receivable	1,396	1,346
Reinsurance recoverable	546	547
Prepaid reinsurance premiums	27	26
Deferred policy acquisition costs	564	565
Land, building and equipment, net, for company use (accumulated depreciation: 2014—$424; 2013—$420)	207	210
Other assets	79	73
Separate accounts	725	692
Total assets	$17,942	$17,662
Liabilities
Insurance reserves
Loss and loss expense reserves	$4,375	$4,311
Life policy and investment contract reserves	2,435	2,390
Unearned premiums	2,035	1,976
Other liabilities	545	611
Deferred income tax	721	673
Note payable	104	104
Long-term debt and capital lease obligations	834	835
Separate accounts	725	692
Total liabilities	11,774	11,592
Commitments and contingent liabilities (Note 12)	—	—
Shareholders' Equity
Common stock, par value—$2 per share; (authorized: 2014 and 2013—500 million shares; issued: 2014 and 2013—198 million shares)	397	397
Paid-in capital	1,191	1,191
Retained earnings	4,287	4,268
Accumulated other comprehensive income	1,578	1,504
Treasury stock at cost (2014 and 2013—35 million shares)	(1,285)	(1,290)
Total shareholders' equity	6,168	6,070
Total liabilities and shareholders' equity	$17,942	$17,662

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation First-Quarter 2014 10-Q

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions except per share data)	Three months ended March 31,
	2014	2013
Revenues
Earned premiums	$1,027	$931
Investment income, net of expenses	135	128
Realized investment gains, net	22	41
Fee revenues	3	1
Other revenues	2	2
Total revenues	1,189	1,103
Benefits and Expenses
Insurance losses and policyholder benefits	732	568
Underwriting, acquisition and insurance expenses	320	300
Interest expense	14	13
Other operating expenses	4	5
Total benefits and expenses	1,070	886
Income Before Income Taxes	119	217
Provision for Income Taxes
Current	20	54
Deferred	8	9
Total provision for income taxes	28	63
Net Income	$91	$154
Per Common Share
Net income—basic	$0.56	$0.95
Net income—diluted	0.55	0.94

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation First-Quarter 2014 10-Q

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)	Three months ended March 31,
	2014	2013
Net Income	$91	$154
Other Comprehensive Income
Unrealized gains on investments available-for-sale, net of tax of $41 and $124, respectively	76	232
Net change in pension actuarial loss and prior service cost, net of tax of $0 and $1, respectively	(1)	1
Change in life deferred acquisition costs, life policy reserves and other, net of tax of $0 and $0, respectively	(1)	—
Other comprehensive income, net of tax	74	233
Comprehensive Income	$165	$387

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In millions)	Common Stock				Accumulated Other		Total Share-
	Outstanding Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income	Treasury Stock	holders' Equity
Balance December 31, 2012	163	$394	$1,134	$4,021	$1,129	$(1,225)	$5,453
Net income	—	—	—	154	—	—	154
Other comprehensive income, net	—	—	—	—	233	—	233
Dividends declared	—	—	—	(66)	—	—	(66)
Treasury stock acquired—share repurchase authorization	—	—	—	—	—	—	—
Other	—	1	12	—	—	(2)	11
Balance March 31, 2013	163	$395	$1,146	$4,109	$1,362	$(1,227)	$5,785

Balance December 31, 2013	163	$397	$1,191	$4,268	$1,504	$(1,290)	$6,070
Net income	—	—	—	91	—	—	91
Other comprehensive income, net	—	—	—	—	74	—	74
Dividends declared	—	—	—	(72)	—	—	(72)
Treasury stock acquired—share repurchase authorization	—	—	—	—	—	(7)	(7)
Other	—	—	—	—	—	12	12
Balance March 31, 2014	163	$397	$1,191	$4,287	$1,578	$(1,285)	$6,168

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation First-Quarter 2014 10-Q

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)	Three months ended March 31,
	2014	2013
Cash Flows From Operating Activities
Net income	$91	$154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13	9
Realized gains on investments, net	(22)	(41)
Stock-based compensation	6	5
Interest credited to contract holders	10	11
Deferred income tax expense	8	9
Changes in:
Investment income receivable	5	(2)
Premiums and reinsurance receivable	(50)	(82)
Deferred policy acquisition costs	(5)	(19)
Other assets	(5)	(2)
Loss and loss expense reserves	64	10
Life policy reserves	49	13
Unearned premiums	59	83
Other liabilities	(102)	(88)
Current income tax receivable/payable	8	(3)
Net cash provided by operating activities	129	57
Cash Flows From Investing Activities
Sale of fixed maturities	24	12
Call or maturity of fixed maturities	252	221
Sale of equity securities	31	98
Purchase of fixed maturities	(236)	(325)
Purchase of equity securities	(33)	(108)
Investment in finance receivables	(4)	(8)
Collection of finance receivables	7	7
Investment in buildings and equipment, net	(3)	(1)
Change in other invested assets, net	1	2
Net cash provided by (used in) investing activities	39	(102)
Cash Flows From Financing Activities
Payment of cash dividends to shareholders	(67)	(65)
Purchase of treasury shares	(7)	—
Proceeds from stock options exercised	8	6
Contract holders' funds deposited	20	24
Contract holders' funds withdrawn	(32)	(31)
Other	(2)	4
Net cash used in financing activities	(80)	(62)
Net change in cash and cash equivalents	88	(107)
Cash and cash equivalents at beginning of year	433	487
Cash and cash equivalents at end of period	$521	$380
Supplemental disclosures of cash flow information:
Interest paid	$—	$—
Income taxes paid	11	54
Non-cash activities:
Conversion of securities	$—	$43
Equipment acquired under capital lease obligations	5	12
Cashless exercise of stock options	4	9

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation First-Quarter 2014 10-Q

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

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Our actual results could differ from those estimates. Our December 31, 2013, condensed consolidated balance sheet amounts are derived from the audited financial statements but do not include all disclosures required by GAAP.

Our March 31, 2014, condensed consolidated financial statements are unaudited. Certain financial information that is included in annual financial statements prepared in accordance with GAAP is not required for interim reporting and has been condensed or omitted. We believe that we have made all adjustments, consisting only of normal recurring accruals, that are necessary for fair presentation. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our 2013 Annual Report on Form 10-K. The results of operations for interim periods do not necessarily indicate results to be expected for the full year.

Cincinnati Financial Corporation First-Quarter 2014 10-Q

NOTE 2 – INVESTMENTS
The following table provides cost or amortized cost, gross unrealized gains, gross unrealized losses and fair value for our invested assets:

(In millions)	Cost or
	amortized	Gross unrealized		Fair
At March 31, 2014	cost	gains	losses	value
Fixed maturity securities:
States, municipalities and political subdivisions	$3,113	$143	$12	$3,244
Convertibles and bonds with warrants attached	17	—	—	17
United States government	7	—	—	7
Government-sponsored enterprises	211	—	20	191
Foreign government	10	—	—	10
Commercial mortgage-backed	206	2	2	206
Corporate	5,045	468	8	5,505
Subtotal	8,609	613	42	9,180
Equity securities:
Common equities	2,418	1,845	6	4,257
Nonredeemable preferred equities	127	43	1	169
Subtotal	2,545	1,888	7	4,426
Total	$11,154	$2,501	$49	$13,606
At December 31, 2013
Fixed maturity securities:
States, municipalities and political subdivisions	$3,107	$125	$21	$3,211
Convertibles and bonds with warrants attached	17	—	—	17
United States government	7	—	—	7
Government-sponsored enterprises	227	—	27	200
Foreign government	10	—	—	10
Commercial mortgage-backed	148	—	5	143
Corporate	5,122	433	22	5,533
Subtotal	8,638	558	75	9,121
Equity securities:
Common equities	2,396	1,818	1	4,213
Nonredeemable preferred equities	127	38	3	162
Subtotal	2,523	1,856	4	4,375
Total	$11,161	$2,414	$79	$13,496

The net unrealized investment gains in our fixed-maturity portfolio are primarily the result of the continued low interest rate environment that increased the fair value of our fixed-maturity portfolio. The five largest unrealized investment gains in our common stock portfolio are from Exxon Mobil Corporation (NYSE:XOM), The Procter & Gamble Company (NYSE:PG), Honeywell International Incorporated (NYSE:HON), Chevron Corporation (NYSE:CVX), and Dover Corporation (NYSE:DOV), which had a combined gross unrealized gain of $431 million. At March 31, 2014, we had $17 million fair value of hybrid securities included in fixed maturities that follow Accounting Standards Codification (ASC) 815-15-25, Accounting for Certain Hybrid Financial Instruments, compared with $18 million fair value of hybrid securities at December 31, 2013. The hybrid securities are carried at fair value, and the changes in fair value are included in realized investment gains and losses.

Cincinnati Financial Corporation First-Quarter 2014 10-Q

The table below provides fair values and gross unrealized losses by investment category and by the duration of the securities’ continuous unrealized loss position:

(In millions)	Less than 12 months		12 months or more		Total	Total
	Fair	Unrealized	Fair	Unrealized	fair	unrealized
At March 31, 2014	value	losses	value	losses	value	losses
Fixed maturity securities:
States, municipalities and political subdivisions	$289	$7	$98	$5	$387	$12
United States government	11	—	—	—	11	—
Government-sponsored enterprises	83	8	96	12	179	20
Commercial mortgage-backed	55	1	15	1	70	2
Corporate	291	7	65	1	356	8
Subtotal	729	23	274	19	1,003	42
Equity securities:
Common equities	72	6	—	—	72	6
Nonredeemable preferred equities	39	1	—	—	39	1
Subtotal	111	7	—	—	111	7
Total	$840	$30	$274	$19	$1,114	$49
At December 31, 2013
Fixed maturity securities:
States, municipalities and political subdivisions	$490	$18	$42	$3	$532	$21
United States government	1	—	—	—	1	—
Government-sponsored enterprises	199	27	1	—	200	27
Foreign government	10	—	—	—	10	—
Commercial mortgage-backed	125	5	—	—	125	5
Corporate	572	20	43	2	615	22
Subtotal	1,397	70	86	5	1,483	75
Equity securities:
Common equities	77	1	—	—	77	1
Nonredeemable preferred equities	42	3	—	—	42	3
Subtotal	119	4	—	—	119	4
Total	$1,516	$74	$86	$5	$1,602	$79

Cincinnati Financial Corporation First-Quarter 2014 10-Q

The following table provides investment income, realized investment gains and losses, the change in unrealized investment gains and losses, and other items:

(In millions)	Three months ended March 31,
	2014	2013
Investment income summary:
Interest on fixed maturities	$104	$102
Dividends on equity securities	32	27
Other investment income	1	1
Total	137	130
Less investment expenses	2	2
Total	$135	$128

Realized investment gains and losses summary:
Fixed maturities:
Gross realized gains	$2	$2
Gross realized losses	—	—
Other-than-temporary impairments	—	(2)
Equity securities:
Gross realized gains	18	37
Gross realized losses	—	—
Other-than-temporary impairments	(1)	—
Securities with embedded derivatives	(1)	1
Other	4	3
Total	$22	$41

Change in unrealized gains and losses summary:
Fixed maturities	$88	$(25)
Equity securities	29	381
Net change in pension actuarial loss and prior service cost	(1)	2
Adjustment to deferred acquisition costs and life policy reserves	(3)	3
Other	2	(3)
Income taxes on above	(41)	(125)
Total	$74	$233

During the three months ended March 31, 2014 and 2013, there were no credit losses on fixed-maturity securities for which a portion of other-than-temporary impairment (OTTI) has been recognized in other comprehensive income.

During the quarter ended March 31, 2014, there were two equity securities and one fixed-maturity security other-than-temporarily impaired. At March 31, 2014, ninety-nine fixed-maturity investments with a total unrealized loss of $19 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity investments had fair values below 70 percent of amortized cost. One equity investment with a total unrealized loss of less than $500,000 had been in an unrealized loss position for 12 months or more as of March 31, 2014. This equity investment was not trading below 70 percent of cost.

During 2013, we other-than-temporarily impaired seven fixed-maturity securities. At December 31, 2013, forty fixed-maturity investments with a total unrealized loss of $5 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity investments had fair values below 70 percent of amortized cost. There were no equity investments in an unrealized loss position for 12 months or more as of December 31, 2013.

Cincinnati Financial Corporation First-Quarter 2014 10-Q

NOTE 3 – FAIR VALUE MEASUREMENTS

Fair Value Hierarchy
In accordance with accounting guidance for fair value measurements and disclosures, we categorized our financial instruments, based on the priority of the observable and market-based data for the valuation technique used, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices with readily available independent data in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable market inputs (Level 3). When various inputs for measurement fall within different levels of the fair value hierarchy, the lowest observable input that has a significant impact on fair value measurement is used. Our valuation techniques have not changed from those used at December 31, 2013, and ultimately management determines fair value. See our 2013 Annual Report on Form 10-K, Item 8, Note 3, Fair Value Measurements, Page 121, for information on characteristics and valuation techniques used in determining fair value.

Fair Value Disclosures for Assets
The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis at March 31, 2014, and December 31, 2013. We do not have any material liabilities carried at fair value. There were no transfers between Level 1 and Level 2.

(In millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At March 31, 2014
Fixed maturities, available for sale:
States, municipalities and political subdivisions	$—	$3,244	$—	$3,244
Convertibles and bonds with warrants attached	—	17	—	17
United States government	7	—	—	7
Government-sponsored enterprises	—	191	—	191
Foreign government	—	10	—	10
Commercial mortgage-backed	—	201	5	206
Corporate	—	5,497	8	5,505
Subtotal	7	9,160	13	9,180
Common equities, available for sale	4,257	—	—	4,257
Nonredeemable preferred equities, available for sale	—	167	2	169
Separate accounts taxable fixed maturities	—	700	—	700
Top Hat Savings Plan mutual funds and common equity (included in Other assets)	17	—	—	17
Total	$4,281	$10,027	$15	$14,323
At December 31, 2013
Fixed maturities, available for sale:
States, municipalities and political subdivisions	$—	$3,211	$—	$3,211
Convertibles and bonds with warrants attached	—	17	—	17
United States government	7	—	—	7
Government-sponsored enterprises	—	200	—	200
Foreign government	—	10	—	10
Commercial mortgage-backed	—	143	—	143
Corporate	—	5,531	2	5,533
Subtotal	7	9,112	2	9,121
Common equities, available for sale	4,213	—	—	4,213
Nonredeemable preferred equities, available for sale	—	160	2	162
Separate accounts taxable fixed-maturities	—	682	—	682
Top Hat Savings Plan mutual funds and common equity (included in Other assets)	14	—	—	14
Total	$4,234	$9,954	$4	$14,192

Cincinnati Financial Corporation First-Quarter 2014 10-Q

Each financial instrument that was deemed to have significant unobservable inputs when determining valuation is identified in the following tables by security type with a summary of changes in fair value as of March 31, 2014. Total Level 3 assets continue to be less than 1 percent of financial assets measured at fair value in the condensed consolidated balance sheets. Assets presented in the table below were valued based primarily on broker/dealer quotes for which there is a lack of transparency as to inputs used to develop the valuations. The quantitative detail of these unobservable inputs is neither provided nor reasonably available to us.

The following tables provide the change in Level 3 assets for the three months ended March 31:

(In millions)	Asset fair value measurements using significant unobservable inputs (Level 3)
	Corporate fixed maturities	Commercial mortgage- backed fixed maturities	States, municipalities and political subdivisions fixed maturities	Nonredeemable preferred equities	Total
Beginning balance, January 1, 2014	$2	$—	$—	$2	$4
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—	—
Included in other comprehensive income	—	—	—	—	—
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Transfers into Level 3	6	5	—	—	11
Transfers out of Level 3	—	—	—	—	—
Ending balance, March 31, 2014	$8	$5	$—	$2	$15

Beginning balance, January 1, 2013	$3	$—	$1	$1	$5
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—	—
Included in other comprehensive income	—	—	—	—	—
Purchases	—	—	—	1	1
Sales	—	—	—	—	—
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Ending balance, March 31, 2013	$3	$—	$1	$2	$6

Additional disclosures for the Level 3 category are not material.

Fair Value Disclosure for Assets and Liabilities Not Carried at Fair Value

The disclosures below are presented to provide timely information about the effects of current market conditions on financial instruments that are not reported at fair value in our condensed consolidated financial statements.

Cincinnati Financial Corporation First-Quarter 2014 10-Q

This table summarizes the book value and principal amounts of our long-term debt:

(In millions)			Book value		Principal amount
			March 31,	December 31,	March 31,	December 31,
Interest rate	Year of issue		2014	2013	2014	2013
6.900%	1998	Senior debentures, due 2028	$28	$28	$28	$28
6.920%	2005	Senior debentures, due 2028	391	391	391	391
6.125%	2004	Senior notes, due 2034	371	371	374	374
		Total	$790	$790	$793	$793

The following table shows fair values of our note payable and long-term debt subject to fair value disclosure requirements:

(In millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At March 31, 2014
Note payable	$—	$104	$—	$104
6.900% senior debentures, due 2028	—	32	—	32
6.920% senior debentures, due 2028	—	470	—	470
6.125% senior notes, due 2034	—	419	—	419
Total	$—	$1,025	$—	$1,025

At December 31, 2013
Note payable	$—	$104	$—	$104
6.900% senior debentures, due 2028	—	30	—	30
6.920% senior debentures, due 2028	—	458	—	458
6.125% senior notes, due 2034	—	399	—	399
Total	$—	$991	$—	$991

The following table shows the fair value of our life policy loans, included in other invested assets, subject to fair value disclosure requirements:

(In millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At March 31, 2014
Life policy loans	$—	$—	$44	$44

At December 31, 2013
Life policy loans	$—	$—	$45	$45

Outstanding principal and interest for these life policy loans was $35 million and $36 million at March 31, 2014, and December 31, 2013, respectively.

Cincinnati Financial Corporation First-Quarter 2014 10-Q

The following table shows fair values of our deferred annuities and structured settlements, included in life policy and investment contract reserves, subject to fair value disclosure requirements:

(In millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At March 31, 2014
Deferred annuities	$—	$—	$900	$900
Structured settlements	—	212	—	212
Total	$—	$212	$900	$1,112

At December 31, 2013
Deferred annuities	$—	$—	$911	$911
Structured settlements	—	219	—	219
Total	$—	$219	$911	$1,130

Recorded reserves for the deferred annuities and structured settlements were $1.051 billion at March 31, 2014, and December 31, 2013.

Cincinnati Financial Corporation First-Quarter 2014 10-Q

NOTE 4 – PROPERTY CASUALTY LOSS AND LOSS EXPENSES
This table summarizes activity for our consolidated property casualty loss and loss expense reserves:

(In millions)	Three months ended March 31,
	2014	2013
Gross loss and loss expense reserves, beginning of period	$4,241	$4,169
Less reinsurance receivable	299	356
Net loss and loss expense reserves, beginning of period	3,942	3,813
Net incurred loss and loss expenses related to:
Current accident year	705	534
Prior accident years	(29)	(10)
Total incurred	676	524
Net paid loss and loss expenses related to:
Current accident year	197	121
Prior accident years	387	392
Total paid	584	513
Net loss and loss expense reserves, end of period	4,034	3,824
Plus reinsurance receivable	289	349
Gross loss and loss expense reserves, end of period	$4,323	$4,173

We use actuarial methods, models and judgment to estimate, as of a financial statement date, the property casualty loss and loss expense reserves required to pay for and settle all outstanding insured claims, including incurred but not reported (IBNR) claims, as of that date. The actuarial estimate is subject to review and adjustment by an inter-departmental committee that includes actuarial management that is familiar with relevant company and industry business, claims and underwriting trends, as well as general economic and legal trends that could affect future loss and loss expense payments. The amount we will actually have to pay for claims can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate. The reserve for loss and loss expenses in the condensed consolidated balance sheets also included $52 million at March 31, 2014, and $67 million at March 31, 2013, for certain life and health loss and loss expense reserves.

For the three months ended March 31, 2014, we experienced $29 million of favorable development on prior accident years, including $3 million of favorable development in commercial lines, $17 million of favorable development in personal lines and $9 million favorable development in excess and surplus lines. This included
$9 million from favorable development of catastrophe losses for the three months ended March 31, 2014, compared with $7 million of favorable development of catastrophe losses for the three months ended March 31, 2013.

Cincinnati Financial Corporation First-Quarter 2014 10-Q

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

This table summarizes our life policy and investment contract reserves:

(In millions)	March 31, 2014	December 31, 2013
Ordinary/traditional life	$830	$815
Universal life	509	508
Deferred annuities	864	862
Structured settlements	187	189
Other	45	16
Total life policy and investment contract reserves	$2,435	$2,390

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

(In millions)	Three months ended March 31,
	2014	2013
Deferred policy acquisition costs asset, beginning of period	$565	$470
Capitalized deferred policy acquisition costs	206	198
Amortized deferred policy acquisition costs	(201)	(179)
Amortized shadow deferred policy acquisition costs	(6)	2
Deferred policy acquisition costs asset, end of period	$564	$491

No premium deficiencies were recorded in the condensed consolidated statements of income, as the sum of the anticipated loss and loss adjustment expenses, policyholder dividends and unamortized deferred acquisition expenses did not exceed the related unearned premiums and anticipated investment income.

Cincinnati Financial Corporation First-Quarter 2014 10-Q

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income includes changes in unrealized gains and losses on available for sale investments and other invested assets, changes in pension obligations and changes in life deferred acquisition costs, life policy reserves and other as follows:

(In millions)	Three months ended March 31,
	2014			2013
	Before tax	Income tax	Net	Before tax	Income tax	Net
Accumulated unrealized gains, net, on investments available for sale, beginning of period	$2,335	$808	$1,527	$1,875	$647	$1,228

Other comprehensive income before reclassification	135	48	87	397	139	258
Reclassification adjustment for realized investment gains, net, included in net income	(18)	(7)	(11)	(41)	(15)	(26)
Effect on other comprehensive income	117	41	76	356	124	232
Accumulated unrealized gains, net, on investments available for sale, end of period	$2,452	$849	$1,603	$2,231	$771	$1,460

Accumulated unrealized losses, net, for pension obligations, beginning of period	$(18)	$(6)	$(12)	$(101)	$(35)	$(66)
Effect on other comprehensive income	(1)	—	(1)	2	1	1
Accumulated unrealized losses, net, for pension obligations, end of period	$(19)	$(6)	$(13)	$(99)	$(34)	$(65)

Accumulated unrealized losses, net, on life deferred acquisition costs, life policy reserves and other, beginning of period	$(16)	$(5)	$(11)	$(50)	$(17)	$(33)
Other comprehensive income before reclassification	3	1	2	—	—	—
Reclassification adjustment for life deferred acquisition costs, life policy reserves and other, net, included in net income	(4)	(1)	(3)	—	—	—
Effect on other comprehensive income	(1)	—	(1)	—	—	—
Accumulated unrealized losses, net, on life deferred acquisition costs, life policy reserves and other, end of period	$(17)	$(5)	$(12)	$(50)	$(17)	$(33)

Accumulated other comprehensive income, beginning of period	$2,301	$797	$1,504	$1,724	$595	$1,129
Change in unrealized gains, net, on investments available for sale	117	41	76	356	124	232
Change in pension obligations	(1)	—	(1)	2	1	1
Change in life deferred acquisition costs, life policy reserves and other	(1)	—	(1)	—	—	—
Effect on other comprehensive income	115	41	74	358	125	233
Accumulated other comprehensive income, end of period	$2,416	$838	$1,578	$2,082	$720	$1,362

The reclassification adjustment for realized gains on investments available for sale and life deferred acquisition costs, life policy reserves and other is recorded in the total realized investment gains, net, line item of the condensed consolidated statements of income.

Cincinnati Financial Corporation First-Quarter 2014 10-Q

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

Our condensed consolidated statements of income include earned consolidated property casualty insurance premiums on assumed and ceded business:

(In millions)	Three months ended March 31,
	2014	2013
Direct earned premiums	$1,019	$935
Assumed earned premiums	3	2
Ceded earned premiums	(43)	(48)
Net earned premiums	$979	$889

Our condensed consolidated statements of income include incurred consolidated property casualty insurance loss and loss expenses on assumed and ceded business:

(In millions)	Three months ended March 31,
	2014	2013
Direct incurred loss and loss expenses	$677	$535
Assumed incurred loss and loss expenses	2	2
Ceded incurred loss and loss expenses	(3)	(13)
Net incurred loss and loss expenses	$676	$524

Our life insurance company purchases reinsurance for protection of a portion of the risk that is written. Primary components of our life reinsurance program include individual mortality coverage and aggregate catastrophe and accidental death coverage in excess of certain deductibles.

Our condensed consolidated statements of income include earned life insurance premiums on ceded business:

(In millions)	Three months ended March 31,
	2014	2013
Direct earned premiums	$62	$56
Ceded earned premiums	(14)	(14)
Net earned premiums	$48	$42

Our condensed consolidated statements of income include life insurance policyholders’ benefits incurred on ceded business:

(In millions)	Three months ended March 31,
	2014	2013
Direct policyholders' benefits incurred	$80	$64
Ceded policyholders' benefits incurred	(24)	(20)
Net policyholders' benefits incurred	$56	$44

The ceded benefits incurred can vary depending on the type of life insurance policy held and the year the policy was sold.

Cincinnati Financial Corporation First-Quarter 2014 10-Q

NOTE 9 – INCOME TAXES
As of March 31, 2014, and December 31, 2013, we had no liability for unrecognized tax benefits.

The differences between the 35 percent statutory income tax rate and our effective income tax rate were as follows:

(In millions)	Three months ended March 31,
	2014		2013
Tax at statutory rate	$42	35.0%	$76	35.0%
Increase (decrease) resulting from:
Tax-exempt income from municipal bonds	(8)	(6.7)	(8)	(3.7)
Dividend received exclusion	(7)	(5.9)	(6)	(2.6)
Other	1	1.1	1	0.3
Provision for income taxes	$28	23.5%	$63	29.0%

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

NOTE 10 – NET INCOME PER COMMON SHARE
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are computed based on the weighted average number of common and dilutive potential common shares outstanding using the treasury stock method. The table shows calculations for basic and diluted earnings per share:

(In millions except per share data)	Three months ended March 31,
	2014	2013
Numerator:
Net income—basic and diluted	$91	$154
Denominator:
Basic weighted-average common shares outstanding	163.4	163.1
Effect of stock-based awards:
Stock options	1.0	1.0
Nonvested shares	0.6	0.8
Adjusted diluted weighted-average shares	165.0	164.9
Earnings per share:
Basic	$0.56	$0.95
Diluted	0.55	0.94
Number of anti-dilutive stock-based awards	0.7	2.1

The sources of dilution of our common shares are certain equity-based awards. See our 2013 Annual Report on Form 10-K, Item 8, Note 17, Share-Based Associate Compensation Plans, Page 154, for information about equity-based awards. The above table shows the number of anti-dilutive stock-based awards for the three months ended March 31, 2014 and 2013. We did not include these stock-based awards in the computation of net income per common share (diluted) because their exercise would have anti-dilutive effects.

Cincinnati Financial Corporation First-Quarter 2014 10-Q

NOTE 11 – EMPLOYEE RETIREMENT BENEFITS
The following summarizes the components of net periodic costs for our qualified and supplemental pension plans:

(In millions)	Three months ended March 31,
	2014	2013
Service cost	$2	$3
Interest cost	4	3
Expected return on plan assets	(4)	(4)
Amortization of actuarial loss and prior service cost	1	2
Net periodic benefit cost	$3	$4

See our 2013 Annual Report on Form 10-K, Item 8, Note 13, Employee Retirement Benefits, Page 148, for information on our retirement benefits. We made matching contributions of $4 million and $3 million to our
401(k) and Top Hat savings plans during the first quarters of 2014 and 2013.

We contributed $5 million to our qualified pension plan during the first quarter of 2014. We do not anticipate further contributions to our qualified pension plan during the remainder of 2014.

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

Cincinnati Financial Corporation First-Quarter 2014 10-Q

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

We report as Other the noninvestment operations of the parent company and its noninsurer subsidiary, CFC Investment Company. See our 2013 Annual Report on Form 10-K, Item 8, Note 18, Segment Information, Page 156, for a description of revenue, income or loss before income taxes and identifiable assets for each of the five segments.

Cincinnati Financial Corporation First-Quarter 2014 10-Q

Segment information is summarized in the following table:

(In millions)	Three months ended March 31,
	2014	2013
Revenues:
Commercial lines insurance
Commercial casualty	$224	$204
Commercial property	171	147
Commercial auto	126	114
Workers' compensation	92	88
Specialty packages	36	39
Management liability and surety	31	29
Machinery and equipment	12	10
Commercial lines insurance premiums	692	631
Fee revenue	1	—
Total commercial lines insurance	693	631
Personal lines insurance
Personal auto	116	107
Homeowner	109	96
Other personal lines	29	28
Personal lines insurance premiums	254	231

Excess and surplus lines insurance	33	27

Life insurance premiums	48	42
Separate account investment management fees	2	1
Total life insurance	50	43

Investment operations
Investment income, net of expenses	135	128
Realized investment gains, net	22	41
Total investment revenue	157	169

Other	2	2
Total revenues	$1,189	$1,103
Income (loss) before income taxes:
Insurance underwriting results
Commercial lines insurance	$2	$58
Personal lines insurance	(7)	20
Excess and surplus lines insurance	4	—
Life insurance	—	7
Investment operations	136	148
Other	(16)	(16)
Total income before income taxes	$119	$217

Identifiable assets:	March 31, 2014	December 31, 2013
Property casualty insurance	$2,493	$2,455
Life insurance	1,302	1,225
Investment operations	13,730	13,618
Other	417	364
Total	$17,942	$17,662

Cincinnati Financial Corporation First-Quarter 2014 10-Q

Item 2.    Management’s Discussion and Analysis of Financial Condition and
Results of Operations
The following discussion highlights significant factors influencing the consolidated results of operations and financial position of Cincinnati Financial Corporation. It should be read in conjunction with the consolidated financial statements and related notes included in our 2013 Annual Report on Form 10-K. Unless otherwise noted, the industry data is prepared by A.M. Best Co., a leading insurance industry statistical, analytical and financial strength rating organization. Information from A.M. Best is presented on a statutory basis. When we provide our results on a comparable statutory basis, we label it as such; all other company data is presented in accordance with accounting principles generally accepted in the United States of America (GAAP).

We present per share data on a diluted basis unless otherwise noted, adjusting those amounts for all stock splits and dividends. Dollar amounts are rounded to millions; calculations of percent changes are based on dollar amounts rounded to the nearest million. Certain percentage changes are identified as not meaningful (nm).

SAFE HARBOR STATEMENT
This is our “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995. Our business is subject to certain risks and uncertainties that may cause actual results to differ materially from those suggested by the forward-looking statements in this report. Some of those risks and uncertainties are discussed in our 2013 Annual Report on Form 10-K, Item 1A, Risk Factors, Page 31.

Factors that could cause or contribute to such differences include, but are not limited to:

•	Unusually high levels of catastrophe losses due to risk concentrations, changes in weather patterns, environmental events, terrorism incidents or other causes

•	Increased frequency and/or severity of claims or development of claims that are unforeseen at the time of policy issuance

•	Inadequate estimates or assumptions used for critical accounting estimates

•	Declines in overall stock market values negatively affecting the company’s equity portfolio and book value

•	Events resulting in capital market or credit market uncertainty, followed by prolonged periods of economic instability or recession, that lead to:

◦	Significant or prolonged decline in the value of a particular security or group of securities and impairment of the asset(s)

◦	Significant decline in investment income due to reduced or eliminated dividend payouts from a particular security or group of securities

◦	Significant rise in losses from surety and director and officer policies written for financial institutions or other insured entities

•
Prolonged low interest rate environment or other factors that limit the company’s ability to generate growth in investment income or interest rate fluctuations that result in declining values of fixed-maturity investments, including declines in accounts in which we hold bank-owned life insurance contract assets

•	Recession or other economic conditions resulting in lower demand for insurance products or increased payment delinquencies

•	Difficulties with technology or data security breaches, including cyberattacks, that could negatively affect our ability to conduct business and our relationships with agents, policyholders and others

•	Disruption of the insurance market caused by technology innovations, such as driverless cars, that could decrease consumer demand for insurance products

•
Delays or performance inadequacies from ongoing development and implementation of underwriting and pricing methods, including telematics and other usage-based insurance methods, or technology projects and enhancements expected to increase our pricing accuracy, underwriting profit and competitiveness

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

Cincinnati Financial Corporation First-Quarter 2014 10-Q

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

Cincinnati Financial Corporation First-Quarter 2014 10-Q

CORPORATE FINANCIAL HIGHLIGHTS

Net Income and Comprehensive Income Data

(In millions except per share data)	Three months ended March 31,
	2014	2013	% Change
Net income and comprehensive income data:
Earned premiums	$1,027	$931	10
Investment income, net of expenses (pretax)	135	128	5
Realized investment gains and losses, net (pretax)	22	41	(46)
Total revenues	1,189	1,103	8
Net income	91	154	(41)
Comprehensive income	165	387	(57)
Net income - diluted	$0.55	$0.94	(41)
Cash dividends declared	0.44	0.4075	8
Adjusted weighted average shares outstanding	165.0	164.9	—

Revenues rose for the first quarter of 2014 compared with first-quarter 2013, primarily due to growth in earned premiums. Premium and investment revenue trends are discussed further in the respective sections of Results of Operations.

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

Net income for the first quarter of 2014 compared with the same quarter of 2013 decreased $63 million, primarily due to a decrease in property casualty underwriting income of $51 million after taxes. Higher catastrophe losses, mostly weather related, accounted for $50 million of that decrease. After-tax investment income in our investment segment results for the first quarter of 2014 rose $6 million compared with the same quarter of 2013. First-quarter 2014 after-tax net realized investment gains and losses were $12 million lower than the same quarter a year ago.

Performance by segment is discussed below in Results of Operations. As discussed in our 2013 Annual Report on Form 10-K, Item 7, Factors Influencing Our Future Performance, Page 48, there are several reasons that our performance during 2014 may be below our long-term targets. In that annual report, as part of Results of Operations, we also discussed the full-year 2014 outlook for each reporting segment.

The board of directors is committed to rewarding shareholders directly through cash dividends and through share repurchase authorizations. Through 2013, the company had increased the indicated annual cash dividend rate for 53 consecutive years, a record we believe was matched by only nine other publicly traded companies. In January 2014, the board of directors increased the second-quarter dividend to 44 cents per share, setting the stage for our 54th consecutive year of increasing cash dividends. During the first three months of 2014, cash dividends declared by the company increased approximately 8 percent compared with the same period of 2013. That increase reflected board actions in both August 2013 and January 2014 that raised the per-share amount of regular dividends. Our board regularly evaluates relevant factors in decisions related to dividends and share repurchases. The 2014 dividend increase signaled management’s and the board’s confidence in our outstanding capital, liquidity and financial flexibility, in addition to strong earnings performance.

Cincinnati Financial Corporation First-Quarter 2014 10-Q

Balance Sheet Data and Performance Measures

(In millions except share data)	At March 31,	At December 31,
	2014	2013
Balance sheet data:
Invested assets	$13,678	$13,564
Total assets	17,942	17,662
Short-term debt	104	104
Long-term debt	790	790
Shareholders' equity	6,168	6,070
Book value per share	37.73	37.21
Debt-to-total-capital ratio	12.7%	12.8%

Total assets at March 31, 2014, increased 2 percent compared with year-end 2013, largely due to growth in invested assets that was driven by higher valuation. A higher amount of cash and cash equivalents contributed almost one-third of the increase in total assets. Shareholders’ equity rose 2 percent, and book value per share rose 1 percent during the first three months of 2014. Our debt-to-total-capital ratio (capital is the sum of debt plus shareholders’ equity) decreased slightly compared with year-end 2013. The value creation ratio, a non-GAAP measure defined below, was lower for the first three months of 2014 compared with 2013, primarily due to less benefit from the rise in unrealized investment gains for our equity portfolio. The $0.52 increase in book value per share during the first three months of 2014 contributed 1.4 percentage points to the value creation ratio, while dividends declared at $0.44 per share contributed 1.2 points. Value creation ratio trends in total and by major components, along with a reconciliation of the non-GAAP measure to comparable GAAP measures, are shown in the tables below.

	Three months ended March 31,
	2014	2013
Value creation ratio major components:
Net income before realized gains	1.3%	2.3%
Change in realized and unrealized gains, fixed-maturity securities	0.9	(0.3)
Change in realized and unrealized gains, equity securities	0.5	5.0
Other	(0.1)	0.0
Value creation ratio	2.6%	7.0%

(Dollars are per outstanding share)	Three months ended March 31,
	2014	2013
Book value change per share:
End of period book value	$37.73	$35.41
Less beginning of period book value	37.21	33.48
Change in book value	$0.52	$1.93

Change in book value:
Net income before realized gains	$0.47	$0.78
Change in realized and unrealized gains, fixed-maturity securities	0.35	(0.09)
Change in realized and unrealized gains, equity securities	0.19	1.66
Dividend declared to shareholders	(0.44)	(0.41)
Other	(0.05)	(0.01)
Total change in book value	$0.52	$1.93

Cincinnati Financial Corporation First-Quarter 2014 10-Q

(Dollars are per outstanding share)	Three months ended March 31,
	2014	2013
Value creation ratio:
End of period book value	$37.73	$35.41
Less beginning of period book value	37.21	33.48
Change in book value	0.52	1.93
Dividend declared to shareholders	0.44	0.4075
Total contribution to value creation ratio	$0.96	$2.3375

Contribution to value creation ratio from change in book value*	1.4%	5.8%
Contribution to value creation ratio from dividends declared to shareholders**	1.2	1.2
Value creation ratio	2.6%	7.0%

*Change in book value divided by the beginning of period book value
**Dividend declared to shareholders divided by beginning of period book value

PROGRESS TOWARD LONG-TERM VALUE CREATION
Operating through The Cincinnati Insurance Company, Cincinnati Financial Corporation is one of the 25 largest property casualty insurers in the nation, based on 2013 net written premium volume for approximately 2,000 U.S. stock and mutual insurer groups. We market our insurance products through a select group of independent insurance agencies in 39 states as discussed in our 2013 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 5.

We maintain a long-term perspective that guides us in addressing immediate challenges or opportunities while focusing on the major decisions that best position our company for success through all market cycles. We believe that this forward-looking view has consistently benefited our policyholders, agents, shareholders and associates.

To measure our long-term progress in creating shareholder value, we have defined a value creation metric that we believe captures the contribution of our insurance operations, the success of our investment strategy and the importance we place on paying cash dividends to shareholders. This measure, our value creation ratio or VCR, is made up of two primary components: (1) our rate of growth in book value per share plus (2) the ratio of dividends declared per share to beginning book value per share. As discussed in our 2013 Annual Report on Form 10-K, Item 7, Executive Summary, Page 43, for the period 2013 through 2017, an annual value creation ratio averaging 10 percent to 13 percent is our primary performance target. Management believes this non-GAAP measure is a meaningful indicator of our long-term progress in creating shareholder value and is a useful supplement to GAAP information.

Performance Drivers
When looking at our long-term objectives, we see three performance drivers:

•
Premium growth – We believe our agency relationships and initiatives can lead to a property casualty written premium growth rate over any five-year period that exceeds the industry average. For the first three months of 2014, our total property casualty net written premiums’ year-over-year growth was 7 percent, comparing favorably with A.M. Best's February 2014 projection of approximately 4 percent full-year growth for the industry. The industry's growth rate excludes its mortgage and financial guaranty lines of business. Our premium growth initiatives are discussed below in Highlights of Our Strategies and Supporting Initiatives.

•
Combined ratio – We believe our underwriting philosophy and initiatives can generate a GAAP combined ratio over any five-year period that is consistently within the range of 95 percent to 100 percent. For the first three months of 2014, our GAAP combined ratio was 100.3 percent and our statutory combined ratio was 98.1 percent, both including 9.9 percentage points of current accident year catastrophe losses partially offset by 3.1 percentage points of favorable loss reserve development on prior accident years. As of February 2014, A.M. Best forecasted the industry's full-year 2014 statutory combined ratio at approximately 99 percent, including approximately 5 percentage points of

Cincinnati Financial Corporation First-Quarter 2014 10-Q

catastrophe losses and a favorable impact of approximately 5 percentage points from prior accident year reserve releases. The industry's ratio again excludes its mortgage and financial guaranty lines of business.

•
Investment contribution – We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year return of the Standard & Poor’s 500 Index. For the three months of 2014, pretax investment income was $135 million, up 5 percent compared with the same period in 2013. We believe our investment portfolio mix provides an appropriate balance of income stability and growth with capital appreciation potential.

Highlights of Our Strategy and Supporting Initiatives
Management has worked to identify a strategy that can lead to long-term success, with concurrence by the board of directors. Our strategy is intended to position us to compete successfully in the markets we have targeted while appropriately managing risk. Further description of our long-term, proven strategy can be found in our 2013 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 5. We believe successful implementation of initiatives that support our strategy, summarized below, will help us better serve our agent customers and reduce variability in our financial results while we also grow earnings and book value over the long term, successfully navigating challenging economic, market or industry pricing cycles.

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

•
Drive premium growth – Implementation of these initiatives is intended to further penetrate each market we serve through our independent agencies. Strategies aimed at specific market opportunities, along with service enhancements, can help our agencies grow and increase our share of their business. Diversified growth also may reduce variability of losses from weather-related catastrophes.

Below we discuss key initiatives supporting these strategies, along with an assessment of our progress.

Improve Insurance Profitability
The main initiatives to improve our insurance profitability include:

•
Enhance underwriting expertise and knowledge – We continue efforts to increase our use of information and to develop our skills for improved underwriting performance, such as expanding our pricing capabilities by using predictive analytics. Expanded capabilities include streamlining and optimizing data to improve accuracy, timeliness and ease of use. We also continue to develop additional business data and tools to support more accurate underwriting, including more granular pricing, by further developing our data warehouse used in our property casualty and life insurance operations.

Ongoing efforts to expand our pricing precision include enhancement of analytics and predictive modeling tools to better align individual insurance policy pricing to risk attributes. Further integration of such tools with policy administration systems is intended to better target profitability and discuss pricing impacts with agency personnel as we seek to remain competitive on the most desirable business while we rapidly adapt to changes in market conditions.
Rate increases that continue to use pricing precision features for our personal auto line of business continue to be implemented, and are effective beginning second-quarter 2014 for many states where we operate. For commercial autos we insure, pricing precision is an ongoing focus through actions such as premium rate classification improvements and the collection and use of commercial vehicle identification numbers. We are also making progress with predictive modeling for dwelling fire policies and development of a by-peril rating plan for homeowner policies. We plan to introduce both in select states during 2014. By-peril rating will improve pricing precision by separately pricing for the risk of losses from distinct perils, such as wind versus fire.

Cincinnati Financial Corporation First-Quarter 2014 10-Q

Work continues on initiatives to more profitably underwrite property coverages, including more staff specialization, increased insured property inspections to provide enhanced underwriting knowledge and greater use of deductibles or other policy terms and conditions as policies renew. During the warmer-weather months of 2014, we plan to complete inspections for approximately 130,000 properties, including both homes and businesses. We are also taking other actions, such as increasing our use of higher minimum loss deductible amounts for homeowner policies and per-building deductibles for commercial risks, along with more use of wind and hail deductibles in areas subject to severe convective storm activity.

•
Improve internal processes – Improved processes support our strategic goals, reducing internal costs and allowing us to focus more resources on providing agency services. Important process upgrades include continuing to streamline processing between company and agency management systems for more policies. This allows for processing of qualified personal lines or small commercial lines business without intervention by an underwriter or for routing of complex work items to the most appropriate associate for optimal service. Progress during the first quarter of 2014 included deploying this streamlined process for crime and professional coverages in commercial lines accounts. Beginning in April 2014, it was deployed for renewing personal lines policies. Audits of policies processed without an underwriter continue to indicate that the streamlined process is underwriting and issuing policies as intended.

In 2014, we are also enhancing policy processing by migrating additional types of coverages to our e-CLAS® CPP commercial lines policy administration system. During the first quarter, we began e-CLAS processing in two more states for workers’ compensation policies. Work also continues for offering enhanced policy billing or payment options and for improving our workflow tools.

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

Drive Premium Growth
Primary initiatives to drive premium growth include:

•
Expansion of our marketing and service capabilities – We continue to enhance our generalist approach to allow our appointed agencies to better compete in the marketplace by providing services an agent's clients want and need. Expansion initiatives include ongoing development of targeted marketing programs, adding field marketing representatives for additional agency support in selected areas and piloting additional services to select agencies to develop our new customer care center for small commercial business policies. Progress during the first quarter of 2014 included entering the state of Connecticut for personal lines and adding two field marketing representatives to better support agencies in recently subdivided marketing territories for commercial lines operations. We also continued efforts to develop new target market programs and to expand our pilot of a customer care center for small commercial business policies to additional agencies.

•
New agency appointments – We continue to appoint new agencies to develop additional points of distribution, focusing on areas where our market share is less than 1 percent while also considering economic and catastrophe risk factors. In 2014, we initially targeted approximately 100 appointments of independent agencies. During the first three months of 2014, we appointed 27 new agencies that write in aggregate approximately $800 million in property casualty premiums annually with various insurance carriers for an average of approximately $30 million per agency. As of March 31, 2014, a total of 1,450 agency relationships market our property casualty insurance products from 1,836 reporting locations. During the first three months of 2014, we also appointed 28 independent life agencies to offer only our life insurance products and services.

Cincinnati Financial Corporation First-Quarter 2014 10-Q

We seek to build a close, long-term relationship with each agency we appoint. We carefully evaluate the marketing reach of each new appointment to ensure the territory can support both current and new agencies. Our 132 commercial lines field marketing territories are staffed by marketing representatives averaging 20 years of industry experience and 10 years as a Cincinnati Insurance field marketing representative. Teams of field associates for each territory work together, providing local expertise with support from headquarters associates. This agent-centered business model helps us better understand the accounts we underwrite and creates marketing advantages for our agents. Unique Cincinnati-style service supports our agents as they grow their business and attract more clients in their communities. As a result, we generally have earned a 10 percent share of a property casualty agency's business within 10 years of its appointment.

We measure the overall success of our strategy to drive premium growth primarily through changes in net written premiums, as discussed in the Performance Drivers section above. In addition to tracking our progress toward our year-end 2015 annual direct written premiums target of $5 billion, we believe we can grow faster than the industry average over any five-year period.

Financial Strength
An important part of our long-term strategy is financial strength, which is described in our 2013 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Financial Strength, Page 7. One aspect of our financial strength is prudent use of reinsurance to help manage financial performance variability due to catastrophe loss experience. A description of how we use reinsurance is included in our 2013 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, 2014 Reinsurance Programs, Page 107. Another aspect is our investment portfolios, which remain well-diversified as discussed in this quarterly report Item 3, Quantitative and Qualitative Disclosures about Market Risk. We continue to maintain strong parent-company liquidity and financial strength that increase our flexibility to maintain our cash dividend through all periods and to continue to invest in and expand our insurance operations.

At March 31, 2014, we held $1.628 billion of our cash and invested assets at the parent-company level, of which $1.377 billion, or 84.6 percent, was invested in common stocks, and $137 million, or 8.4 percent, was cash or cash equivalents. Our debt-to-total-capital ratio at 12.7 percent remains well below our target limit. Another important indicator of financial strength is our ratio of property casualty net written premiums to statutory surplus, which was 0.9‑to‑1 for the 12 months ended March 31, 2014, unchanged from year-end 2013.

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

Cincinnati Financial Corporation First-Quarter 2014 10-Q

As of April 23, 2014, our insurer financial strength ratings were:

Insurer Financial Strength Ratings
Rating Agency	Standard Market Property Casualty Insurance Subsidiaries			Life Insurance Subsidiary			Excess and Surplus Lines Insurance Subsidiary			Date of Most Recent Affirmation or Action
			Rating Tier			Rating Tier			Rating Tier
A.M. Best Co.	A+	Superior	2 of 16	A	Excellent	3 of 16	A	Excellent	3 of 16	Stable outlook (12/19/13)
Fitch Ratings	A+	Strong	5 of 21	A+	Strong	5 of 21	-	-	-	Stable outlook (11/12/13)
Moody's Investors Service	A1	Good	5 of 21	-	-	-	-	-	-	Stable outlook (04/30/13)
Standard & Poor's Ratings Services	A	Strong	6 of 21	A	Strong	6 of 21	-	-	-	Stable outlook (06/24/13)

All of our insurance subsidiaries continue to be highly rated. No ratings agency actions to our insurer financial strength ratings occurred during the first quarter of 2014.

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

Cincinnati Financial Corporation First-Quarter 2014 10-Q

CONSOLIDATED PROPERTY CASUALTY INSURANCE RESULTS OF OPERATIONS
Consolidated property casualty insurance results include premiums and expenses for our standard market insurance (commercial lines and personal lines segments) as well as our surplus lines operations.

(In millions)	Three months ended March 31,
	2014	2013	% Change
Earned premiums	$979	$889	10
Fee revenues	1	—	nm
Total revenues	980	889	10
Loss and loss expenses from:
Current accident year before catastrophe losses	609	516	18
Current accident year catastrophe losses	96	18	433
Prior accident years before catastrophe losses	(20)	(3)	(567)
Prior accident years catastrophe losses	(9)	(7)	(29)
Loss and loss expenses	676	524	29
Underwriting expenses	305	287	6
Underwriting (loss) profit	$(1)	$78	nm

Ratios as a percent of earned premiums:			Pt. Change
Current accident year before catastrophe losses	62.3%	58.1%	4.2
Current accident year catastrophe losses	9.9	2.0	7.9
Prior accident years before catastrophe losses	(2.1)	(0.3)	(1.8)
Prior accident years catastrophe losses	(1.0)	(0.8)	(0.2)
Loss and loss expenses	69.1	59.0	10.1
Underwriting expenses	31.2	32.2	(1.0)
Combined ratio	100.3%	91.2%	9.1

Combined ratio	100.3%	91.2%	9.1
Contribution from catastrophe losses and prior years reserve development	6.8	0.9	5.9
Combined ratio before catastrophe losses and prior years reserve development	93.5%	90.3%	3.2

Our consolidated property casualty insurance operations generated an underwriting loss of $1 million for the first quarter of 2014, compared with an underwriting profit of $78 million for first-quarter 2013. The $79 million year-over-year change largely reflected $76 million more in losses from weather-related natural catastrophes. Weather-related losses not identified as part of designated catastrophe events for the property casualty industry, typically referred to as noncatastrophe weather losses, also contributed to the 2014 underwriting loss. Noncatastrophe weather-related losses in the first quarter of 2014 totaled $37 million more than first-quarter 2013. The unfavorable effects of higher 2014 weather-related losses in aggregate offset the benefits in the first quarter of higher pricing and our ongoing initiatives to improve pricing precision and loss experience related to claims and loss control practices.

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

Our consolidated property casualty combined ratio for the first quarter of 2014 was 9.1 percentage points higher than the ratio for first three months of 2013. Catastrophe losses were 7.7 percentage points higher, accounting for most of the increase. Noncatastrophe weather-related losses were 3.6 points higher, further contributing to the higher first-quarter 2014 combined ratio.

The combined ratio can be affected significantly by natural catastrophe losses and other large losses as discussed in detail below. The combined ratio can also be affected by updated estimates of loss and loss expense reserves

Cincinnati Financial Corporation First-Quarter 2014 10-Q

established for claims that occurred in prior periods, referred to as prior accident years. Net favorable development on prior accident year reserves, including reserves for catastrophe losses, lowered the combined ratio by 3.1 percentage points in the first three months of 2014, compared with 1.1 percentage points in the same period of 2013. Net favorable development is discussed in further detail in results of operations by property casualty insurance segment.

The ratio for current accident year loss and loss expenses before catastrophe losses also rose in the first quarter of 2014. The 62.3 percent ratio for the first three months of 2014 increased 4.2 percentage points compared with the 58.1 percent accident year 2013 ratio measured as of March 31, 2013, and was 1.7 points higher than the 60.6 percent accident year 2013 ratio measured as of December 31, 2013. The effects of higher 2014 noncatastrophe weather-related losses offset the effects of overall higher pricing, net of normal loss cost inflation.

The underwriting expense ratio decreased for the first three months of 2014, compared with the same period of 2013, primarily due to higher earned premiums and ongoing expense management efforts.

Consolidated Property Casualty Insurance Premiums

(In millions)	Three months ended March 31,
	2014	2013	% Change
Agency renewal written premiums	$956	$845	13
Agency new business written premiums	123	135	(9)
Other written premiums	(42)	(10)	(320)
Net written premiums	1,037	970	7
Unearned premium change	(58)	(81)	28
Earned premiums	$979	$889	10

The trends in net written premiums and earned premiums summarized in the table above largely reflect the effects of our premium growth strategies and better pricing.

Consolidated property casualty net written premiums for the three months ended March 31, 2014, grew $67 million compared with the same period of 2013. Each of our property casualty segments continued to grow during the first three months of 2014. Our premium growth initiatives from prior years provided an ongoing favorable effect on growth during 2014, particularly as newer agency relationships mature over time. We discuss current initiatives in the Highlights of Our Strategy and Supporting Initiatives section of this quarterly report. The main drivers of trends for 2014 are discussed by segment below in Results of Operations.

Consolidated property casualty agency new business written premiums for the three months ended March 31, 2014, decreased $12 million compared with the same period of 2013. New business written premiums were lower than the year-ago quarter for our commercial lines and personal lines insurance segments and higher for our excess and surplus lines insurance segment. New agency appointments during 2013 and 2014 produced a $4 million increase in standard lines new business for the first three months of 2014 compared with the same period in 2013. As we appoint new agencies that choose to move accounts to us, we report these accounts as new business. While this business is new to us, in many cases it is not new to the agent. We believe these seasoned accounts tend to be priced more accurately than business that may be less familiar to our agent upon obtaining it from a competing agent.

Other written premiums include premiums ceded to our reinsurers as part of our reinsurance program. A decrease in ceded premiums contributed $4 million to net written premium growth for the three months ended March 31, 2014, compared with the same period of 2013. Other written premiums also included a less favorable adjustment for the first three months of 2014, compared with the same period last year, for estimated direct written premiums of policies in effect but not yet processed in our commercial lines insurance segment. The adjustments had an immaterial effect on earned premiums.

Cincinnati Financial Corporation First-Quarter 2014 10-Q

Catastrophe losses typically have a material effect on property casualty results and can vary significantly from period to period. Losses from natural catastrophes contributed 8.9 percentage points to the combined ratio in the first three months of 2014, compared with 1.2 percentage points in the same period of 2013. Some of those losses were applicable to loss deductible provisions of our collateralized reinsurance funded through catastrophe bonds. For our collateralized reinsurance arrangement effective January 18, 2014, aggregate losses applicable through March 31, 2014, were less that $1 million for the specific geographic locations included in the severe convective storm portion of that coverage. If aggregate losses after deductibles exceed $160 million during an annual coverage period, we can recover the excess through funds that collateralize the catastrophe bonds. The following table shows catastrophe losses and loss expenses incurred, net of reinsurance, as well as the effect of loss development on prior period catastrophe events. We individually list declared catastrophe events for which our incurred losses reached or exceeded $10 million.

Catastrophe Losses and Loss Expenses Incurred

(In millions, net of reinsurance)			Three months ended March 31,
			Comm.	Pers.	E&S
Dates	Event	Region	lines	lines	lines	Total
2014
Jan. 5-8	Freezing, ice and snow, wind	Midwest, Northeast, South	$51	$24	$1	$76
All other 2014 catastrophes			11	9	—	20
Development on 2013 and prior catastrophes			(3)	(6)	—	(9)
Calendar year incurred total			$59	$27	$1	$87
2013
Mar. 18-19	Hail, wind	South	$2	$9	$—	$11
All other 2013 catastrophes			5	2	—	7
Development on 2012 and prior catastrophes			(4)	(3)	—	(7)
Calendar year incurred total			$3	$8	$—	$11

The following table includes data for losses incurred of $1 million or more per claim, net of reinsurance.

Consolidated Property Casualty Insurance Losses by Size

(In millions, net of reinsurance)	Three months ended March 31,
	2014	2013	% Change
Current accident year losses greater than $5,000,000	$—	$—	nm
Current accident year losses $1,000,000-$5,000,000	23	30	(23)
Large loss prior accident year reserve development	10	24	(58)
Total large losses incurred	33	54	(39)
Losses incurred but not reported	21	27	(22)
Other losses excluding catastrophe losses	427	344	24
Catastrophe losses	86	10	760
Total losses incurred	$567	$435	30

Ratios as a percent of earned premiums:			Pt. Change
Current accident year losses greater than $5,000,000	—%	—%	—
Current accident year losses $1,000,000-$5,000,000	2.3	3.4	(1.1)
Large loss prior accident year reserve development	1.1	2.6	(1.5)
Total large loss ratio	3.4	6.0	(2.6)
Losses incurred but not reported	2.2	3.1	(0.9)
Other losses excluding catastrophe losses	43.6	38.7	4.9
Catastrophe losses	8.7	1.1	7.6
Total loss ratio	57.9%	48.9%	9.0

Cincinnati Financial Corporation First-Quarter 2014 10-Q

We believe the inherent variability of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the variability in addition to general inflationary trends in loss costs. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The first quarter 2014 property casualty total large losses incurred of $33 million, net of reinsurance, were lower than the $59 million quarterly average during 2013 and were also lower than the $54 million for the first quarter of 2013. The ratio for these large losses and case reserve increases was 2.6 percentage points lower compared with last year’s first quarter. We believe results for the three-month period largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million. Losses by size are discussed in further detail in results of operations by property casualty insurance segment.

COMMERCIAL LINES INSURANCE RESULTS OF OPERATIONS

(In millions)	Three months ended March 31,
	2014	2013	% Change
Earned premiums	$692	$631	10
Fee revenues	1	—	nm
Total revenues	693	631	10
Loss and loss expenses from:
Current accident year before catastrophe losses	410	370	11
Current accident year catastrophe losses	62	7	786
Prior accident years before catastrophe losses	—	(8)	nm
Prior accident years catastrophe losses	(3)	(4)	25
Loss and loss expenses	469	365	28
Underwriting expenses	222	208	7
Underwriting profit	$2	$58	(97)

Ratios as a percent of earned premiums:			Pt. Change
Current accident year before catastrophe losses	59.4%	58.6%	0.8
Current accident year catastrophe losses	8.9	1.1	7.8
Prior accident years before catastrophe losses	0.0	(1.2)	1.2
Prior accident years catastrophe losses	(0.4)	(0.7)	0.3
Loss and loss expenses	67.9	57.8	10.1
Underwriting expenses	32.0	33.0	(1.0)
Combined ratio	99.9%	90.8%	9.1

Combined ratio	99.9%	90.8%	9.1
Contribution from catastrophe losses and prior years reserve development	8.5	(0.8)	9.3
Combined ratio before catastrophe losses and prior years reserve development	91.4%	91.6%	(0.2)

Overview
Performance highlights for the commercial lines segment include:

•
Premiums – Commercial lines earned premiums and net written premiums rose during the first quarter of 2014 primarily due to higher renewal premiums that continued to reflect improved pricing. Lower new business written premiums sightly offset premium growth. The premiums table below analyzes the primary components of earned premiums. We continue to use predictive analytics tools to improve pricing precision while also leveraging our local relationships with agents through the efforts of our teams that work closely with them. We seek to maintain appropriate pricing discipline for both new and renewal business as our agents and underwriters assess account quality to make careful decisions on a case-by-case basis whether to write or renew a policy.

Agency renewal written premiums rose 13 percent for the first three months of 2014, reflecting higher pricing and improving economic conditions. We measure average changes in commercial lines renewal pricing as the rate of change in renewal premium for the new policy period compared with the premium for the expiring policy

Cincinnati Financial Corporation First-Quarter 2014 10-Q

period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies. During the first quarter of 2014, our standard commercial lines policies averaged estimated price increases near the low end of a mid-single-digit range, also lower than in the fourth quarter of 2013. Our average commercial lines pricing change includes the flat pricing effect of certain coverages within package policies written for a three-year term that were in force but did not expire during the period being measured. Therefore, the average commercial lines pricing change we report reflects a blend of three-year policies that did not expire and other policies that did expire during the measurement period. For only those commercial lines policies that did expire and were subsequently renewed during the first quarter of 2014, we estimate that the average price increase was again near the middle of the mid-single-digit range, with smaller commercial property policies again experiencing average renewal price percentage increases at the high end of the high-single-digit range.
Renewal premiums for our commercial casualty and workers’ compensation lines include the result of policy audits that adjust initial premium amounts based on differences between estimated and actual sales or payroll related to a specific policy. Net written premiums from audits during the first three months of 2014 netted $13 million. Audits contributed $2 million of the $43 million net increase in net written premiums for the first quarter of 2014, compared with the same period a year ago. The $61 million increase in earned premiums during the first three months of 2014, compared with 2013, included a decrease from audit premiums of less than $1 million.
New business written premiums for commercial lines decreased $7 million or 7 percent during the first three months of 2014, compared with the same period last year. Our workers' compensation and commercial auto lines of business in aggregate decreased by $7 million, accounting for most of the total commercial lines decrease. In 18 of the 39 states where we market standard market commercial lines, new business written premiums grew for the three-month period of 2014 compared with the same period of 2013.
Other written premiums – which primarily include premiums ceded to our reinsurers as part of our reinsurance program – included ceded commercial lines premiums for the first quarter of 2014 that totaled $4 million less than the first quarter of 2013. Other written premiums included a less favorable adjustment for the first three months of 2014, compared with the same period last year, for estimated direct written premiums of policies in effect but not yet processed. The adjustments had an immaterial effect on earned premiums.

Commercial Lines Insurance Premiums

(In millions)	Three months ended March 31,
	2014	2013	% Change
Agency renewal written premiums	$713	$631	13
Agency new business written premiums	90	97	(7)
Other written premiums	(32)	—	nm
Net written premiums	771	728	6
Unearned premium change	(79)	(97)	19
Earned premiums	$692	$631	10

•
Combined ratio – The commercial lines combined ratio rose for the three months ended March 31, 2014, compared with the same period of 2013, primarily due to weather-related natural catastrophe losses that were 8.1 percentage points higher. The first-quarter 2014 combined ratio also reflected higher noncatastrophe weather-related losses and a lower amount of benefit from favorable reserve development on prior accident years.

Catastrophe losses accounted for 8.5 percentage points of the combined ratio for the three months ended March 31, 2014, compared with 0.4 percentage points for the same period last year. The 10-year annual average catastrophe loss impact through 2013 for the commercial lines segment is 4.4 percentage points, and the five-year annual average is 5.7 percentage points. The first-quarter 2014 ratio for noncatastrophe weather-related losses at 5.1 percent was 3.0 percentage points higher than the same period a year ago.
The net effect of reserve development on prior accident years during the first three months of 2014 was favorable for commercial lines overall by $3 million compared with $12 million for the same period in 2013. For the three months ended March 31, 2014, favorable reserve development on prior accident years in the workers’ compensation line of business represented $10 million of the commercial lines favorable development, with the remaining commercial lines of business netting to an unfavorable amount of $7 million. Most of that unfavorable

Cincinnati Financial Corporation First-Quarter 2014 10-Q

amount was in our commercial casualty line of business, reflecting higher than expected reported loss development. Most of the commercial casualty unfavorable reserve development occurred for accident year 2013 and reflected larger than expected payments for both umbrella liability coverage and the liability portion of commercial package policies. The favorable reserve development recognized during the first three months of 2014 for commercial lines included $12 million of unfavorable development for accident years 2013 and 2012 in aggregate offset by $15 million of favorable development for older accident years. Reserve estimates are inherently uncertain as described in our 2013 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 49.
The commercial lines underwriting expense ratio decreased for the first three months of 2014, compared with the same period of 2013, primarily due to higher earned premiums and ongoing expense management efforts.
Underwriting results and related measures for the combined ratio are summarized in the first table of Commercial Lines Insurance Results of Operations. The tables and discussion below provide additional details for certain primary drivers of underwriting results.

Commercial Lines Insurance Losses by Size

(In millions, net of reinsurance)	Three months ended March 31,
	2014	2013	% Change
Current accident year losses greater than $5,000,000	$—	$—	nm
Current accident year losses $1,000,000-$5,000,000	18	26	(31)
Large loss prior accident year reserve development	10	24	(58)
Total large losses incurred	28	50	(44)
Losses incurred but not reported	22	22	0
Other losses excluding catastrophe losses	282	225	25
Catastrophe losses	58	2	nm
Total losses incurred	$390	$299	30

Ratios as a percent of earned premiums:			Pt. Change
Current accident year losses greater than $5,000,000	—%	—%	—
Current accident year losses $1,000,000-$5,000,000	2.6	4.2	(1.6)
Large loss prior accident year reserve development	1.4	3.7	(2.3)
Total large loss ratio	4.0	7.9	(3.9)
Losses incurred but not reported	3.2	3.5	(0.3)
Other losses excluding catastrophe losses	40.6	35.6	5.0
Catastrophe losses	8.3	0.3	8.0
Total loss ratio	56.1%	47.3%	8.8

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The first-quarter 2014 commercial lines total large losses incurred of $28 million, net of reinsurance, were lower than the $48 million quarterly average during 2013. They were also lower than the $50 million total large losses incurred for the first quarter of 2013. The ratio for these large losses and case reserve increases was 3.9 percentage points lower compared with last year’s first quarter. We believe results for the three-month period largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

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

Cincinnati Financial Corporation First-Quarter 2014 10-Q

(In millions)	Three months ended March 31,
	2014	2013	% Change
Commercial casualty:
Written premiums	$258	$237	9
Earned premiums	224	204	10
Current accident year before catastrophe losses	56.3%	60.8%
Current accident year catastrophe losses	—	—
Prior accident years before catastrophe losses	3.6	(11.5)
Prior accident years catastrophe losses	—	—
Total loss and loss expenses ratio	59.9%	49.3%
Commercial property:
Written premiums	$193	$166	16
Earned premiums	171	147	16
Current accident year before catastrophe losses	53.4%	48.9%
Current accident year catastrophe losses	27.7	2.8
Prior accident years before catastrophe losses	(0.6)	2.0
Prior accident years catastrophe losses	(0.9)	(1.9)
Total loss and loss expenses ratio	79.6%	51.8%
Commercial auto:
Written premiums	$145	$135	7
Earned premiums	126	114	11
Current accident year before catastrophe losses	68.0%	59.6%
Current accident year catastrophe losses	—	0.4
Prior accident years before catastrophe losses	(0.2)	2.1
Prior accident years catastrophe losses	(0.2)	(0.2)
Total loss and loss expenses ratio	67.6%	61.9%
Workers' compensation:
Written premiums	$106	$113	(6)
Earned premiums	92	88	5
Current accident year before catastrophe losses	76.8%	71.8%
Current accident year catastrophe losses	—	—
Prior accident years before catastrophe losses	(10.3)	(8.0)
Prior accident years catastrophe losses	—	—
Total loss and loss expenses ratio	66.5%	63.8%
Specialty packages:
Written premiums	$27	$40	(33)
Earned premiums	36	39	(8)
Current accident year before catastrophe losses	63.9%	73.5%
Current accident year catastrophe losses	39.9	6.4
Prior accident years before catastrophe losses	(6.0)	(2.5)
Prior accident years catastrophe losses	(3.0)	(3.4)
Total loss and loss expenses ratio	94.8%	74.0%

Cincinnati Financial Corporation First-Quarter 2014 10-Q

(In millions)	Three months ended March 31,
	2014	2013	% Change
Management liability and surety:
Written premiums	$30	$26	15
Earned premiums	31	29	7
Current accident year before catastrophe losses	37.4%	44.5%
Current accident year catastrophe losses	—	—
Prior accident years before catastrophe losses	19.8	60.8
Prior accident years catastrophe losses	—	—
Total loss and loss expenses ratio	57.2%	105.3%
Machinery and equipment:
Written premiums	$12	$11	9
Earned premiums	12	10	20
Current accident year before catastrophe losses	20.9%	15.0%
Current accident year catastrophe losses	—	—
Prior accident years before catastrophe losses	(11.0)	8.0
Prior accident years catastrophe losses	—	—
Total loss and loss expenses ratio	9.9%	23.0%

As discussed above, the loss and loss expenses ratio component of the combined ratio is an important measure of underwriting profit and performance. Catastrophe losses are volatile and can distort short-term profitability trends, particularly for certain lines of business. Development of loss and loss expense reserves on prior accident years can also distort trends in measures of profitability for recently written business. To illustrate these effects, we separate their impact on the ratios shown in the table above. For the three months ended March 31, 2014, the commercial line of business with the most significant profitability challenge was specialty packages. On 10-K Page 72, we noted that specialty package results were expected to improve over time due to efforts to improve pricing precision in addition to various initiatives related to the property coverage portion of this line of business. Those underwriting actions and the introduction of CinciPakTM – a new program designed to replace many of our specialty packages – are largely responsible for a 33 percent decrease in specialty packages net written premiums for the first three months of 2014, compared with the same period of 2013, despite the effects of higher average renewal prices on retained policies.

Cincinnati Financial Corporation First-Quarter 2014 10-Q

PERSONAL LINES INSURANCE RESULTS OF OPERATIONS

(In millions)	Three months ended March 31,
	2014	2013	% Change
Earned premiums	$254	$231	10
Loss and loss expenses from:
Current accident year before catastrophe losses	172	126	37
Current accident year catastrophe losses	33	11	200
Prior accident years before catastrophe losses	(11)	7	nm
Prior accident years catastrophe losses	(6)	(3)	(100)
Loss and loss expenses	188	141	33
Underwriting expenses	73	70	4
Underwriting (loss) profit	$(7)	$20	nm

Ratios as a percent of earned premiums:			Pt. Change
Current accident year before catastrophe losses	67.8%	54.7%	13.1
Current accident year catastrophe losses	13.3	4.8	8.5
Prior accident years before catastrophe losses	(4.5)	3.1	(7.6)
Prior accident years catastrophe losses	(2.5)	(1.3)	(1.2)
Loss and loss expenses	74.1	61.3	12.8
Underwriting expenses	28.9	30.3	(1.4)
Combined ratio	103.0%	91.6%	11.4

Combined ratio	103.0%	91.6%	11.4
Contribution from catastrophe losses and prior years reserve development	6.3	6.6	(0.3)
Combined ratio before catastrophe losses and prior years reserve development	96.7%	85.0%	11.7

Overview
Performance highlights for the personal lines segment include:

•
Premiums – Personal lines earned premiums and net written premiums for the first quarter of 2014 continued to grow primarily due to higher renewal premiums. The increase reflected improved pricing and a steady, high level of policy retention. The premiums table below analyzes the primary components of earned premiums.

Agency renewal written premiums increased 12 percent for the first three months of 2014 because of rate increases in recent years, ongoing high levels of policy retention, premium growth initiatives and a higher level of insured exposures. In October 2013, we began our fifth round of increases for the homeowner line of business, averaging approximately 10 percent, with some individual policy rate increases lower or higher based on attributes of risk that characterized the insured exposure. Beginning in the first half of 2013, we implemented rate changes for our personal auto line of business in the majority of the 30 states where we market personal lines policies. The average personal auto rate change is an increase in the low-single-digit range, with some individual policies experiencing lower or higher rate changes based on enhanced pricing precision enabled by predictive models.
Personal lines new business written premiums were lower during the first three months of 2014, compared with the first three months of 2013. The decline began in the third quarter of 2013 as expected due to underwriting actions such as expanded use of actual cash value loss settlement for older roofs. For the majority of states where we market personal lines policies, those underwriting actions were effective beginning April 1, 2013.
Other written premiums – which primarily include premiums ceded to our reinsurers as part of our reinsurance program – had a minimal effect on net written premium growth in the first quarter of 2014 because they totaled to an amount similar to the same period of 2013.
We continue to implement strategies discussed in our 2013 Annual Report on Form 10-K, Item 1, Strategic Initiatives, Page 12, to enhance our responsiveness to marketplace changes and to help achieve our long-term objectives for personal lines growth and profitability. These strategies include several initiatives to more profitably underwrite property coverages.

Cincinnati Financial Corporation First-Quarter 2014 10-Q

Personal Lines Insurance Premiums

(In millions)	Three months ended March 31,
	2014	2013	% Change
Agency renewal written premiums	$218	$195	12
Agency new business written premiums	21	28	(25)
Other written premiums	(8)	(8)	0
Net written premiums	231	215	7
Unearned premium change	23	16	44
Earned premiums	$254	$231	10

•
Combined ratio – The personal lines combined ratio rose for the three months ended March 31, 2014, compared with the same period of 2013, largely due to weather-related catastrophe losses that were 7.3 percentage points higher.

Catastrophe losses accounted for 10.8 percentage points of the combined ratio for the three months ended March 31, 2014, compared with 3.5 percentage points for the same period last year. The 10-year annual average catastrophe loss ratio through 2013 for the personal lines segment was 11.3 percentage points, and the five-year annual average was 13.9 percentage points. The first-quarter 2014 ratio for noncatastrophe weather-related losses at 9.8 percent was 5.2 percentage points higher than the same period a year ago.
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
Personal lines reserve development on prior accident years was favorable during the first three months of 2014. Favorable reserve development was $21 million higher for the first three months of 2014 compared with the same period of 2013, with catastrophe loss development contributing $3 million of the increase. Almost three-quarters of the $17 million of favorable reserve development on prior accident years recognized during the first three months of 2014 occurred in the homeowner line of business, reflecting lower than anticipated loss emergence on known claims. The unfavorable reserve recognized during the first quarter of 2013 was attributable to our personal auto line of business. Approximately three-quarters of the personal lines favorable reserve development recognized during the first three months of 2014 was for accident years 2013 and 2012 in aggregate. Reserve estimates are inherently uncertain as described in our 2013 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 49.
The underwriting expense ratio decreased for the first quarter of 2014 compared with the first quarter of 2013, primarily due to higher earned premiums and ongoing expense management efforts.

Cincinnati Financial Corporation First-Quarter 2014 10-Q

Personal Lines Insurance Losses by Size

(In millions, net of reinsurance)	Three months ended March 31,
	2014	2013	% Change
Current accident year losses greater than $5,000,000	$—	$—	nm
Current accident year losses $1,000,000-$5,000,000	4	3	33
Large loss prior accident year reserve development	—	—	nm
Total large losses incurred	4	3	33
Losses incurred but not reported	(5)	—	nm
Other losses excluding catastrophe losses	138	113	22
Catastrophe losses	27	8	238
Total losses incurred	$164	$124	32

Ratios as a percent of earned premiums:			Pt. Change
Current accident year losses greater than $5,000,000	—%	—%	—
Current accident year losses $1,000,000-$5,000,000	1.4	1.3	0.1
Large loss prior accident year reserve development	0.3	—	0.3
Total large loss ratio	1.7	1.3	0.4
Losses incurred but not reported	(2.0)	0.1	(2.1)
Other losses excluding catastrophe losses	54.5	48.9	5.6
Catastrophe losses	10.6	3.3	7.3
Total loss ratio	64.8%	53.6%	11.2

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the first quarter of 2014, the personal lines total ratio for these losses and case reserve increases, net of reinsurance, was 0.4 percentage points higher compared with last year’s first quarter. We believe results for the three-month period largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation First-Quarter 2014 10-Q

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

(In millions)	Three months ended March 31,
	2014	2013	% Change
Personal auto:
Written premiums	$107	$100	7
Earned premiums	116	107	8
Current accident year before catastrophe losses	79.5%	66.9%
Current accident year catastrophe losses	0.5	1.4
Prior accident years before catastrophe losses	(3.4)	7.9
Prior accident years catastrophe losses	(0.4)	(0.3)
Total loss and loss expenses ratio	76.2%	75.9%
Homeowner:
Written premiums	$98	$89	10
Earned premiums	109	96	14
Current accident year before catastrophe losses	61.3%	40.6%
Current accident year catastrophe losses	28.3	9.4
Prior accident years before catastrophe losses	(6.5)	(0.7)
Prior accident years catastrophe losses	(5.4)	(2.4)
Total loss and loss expenses ratio	77.7%	46.9%
Other personal:
Written premiums	$26	$26	—
Earned premiums	29	28	4
Current accident year before catastrophe losses	46.5%	56.7%
Current accident year catastrophe losses	7.8	1.5
Prior accident years before catastrophe losses	(1.9)	(1.5)
Prior accident years catastrophe losses	0.2	(1.2)
Total loss and loss expenses ratio	52.6%	55.5%

As discussed above, the loss and loss expenses ratio component of the combined ratio is an important measure of underwriting profit and performance. Catastrophe losses are volatile and can distort short-term profitability trends, particularly for certain lines of business. Development of loss and loss expense reserves on prior accident years can also distort trends in measures of profitability for recently written business. To illustrate these effects, we separate their impact on the ratios shown in the table above. For the three months ended March 31, 2014, the personal line of business with the most significant profitability challenge was personal auto, largely due to large losses that fluctuate over time. As discussed in Personal Lines Insurance Results of Operations, Overview, we continue actions to improve pricing per risk and overall rates, which are expected to improve future profitability.

Cincinnati Financial Corporation First-Quarter 2014 10-Q

EXCESS AND SURPLUS LINES INSURANCE RESULTS OF OPERATIONS

(In millions)	Three months ended March 31,
	2014	2013	% Change
Earned premiums	$33	$27	22
Loss and loss expenses from:
Current accident year before catastrophe losses	27	20	35
Current accident year catastrophe losses	1	—	nm
Prior accident years before catastrophe losses	(9)	(2)	(350)
Prior accident years catastrophe losses	—	—	nm
Loss and loss expenses	19	18	6
Underwriting expenses	10	9	11
Underwriting profit	$4	$—	nm

Ratios as a percent of earned premiums:			Pt. Change
Current accident year before catastrophe losses	80.6%	73.6%	7.0
Current accident year catastrophe losses	3.0	0.1	2.9
Prior accident years before catastrophe losses	(27.1)	(8.8)	(18.3)
Prior accident years catastrophe losses	0.1	0.3	(0.2)
Loss and loss expenses	56.6	65.2	(8.6)
Underwriting expenses	30.3	32.8	(2.5)
Combined ratio	86.9%	98.0%	(11.1)

Combined ratio	86.9%	98.0%	(11.1)
Contribution from catastrophe losses and prior years reserve development	(24.0)	(8.4)	(15.6)
Combined ratio before catastrophe losses and prior years reserve development	110.9%	106.4%	4.5

 Overview
Performance highlights for the excess and surplus lines segment include:

•
Premiums – Excess and surplus lines earned premiums and net written premiums continued to grow during the first three months of 2014. Growth in renewal written premiums contributed most of the increase.

Renewal written premiums rose 32 percent for the first three months of 2014, compared with the same period of 2013, reflecting the opportunity to renew many accounts for the first time as well as higher renewal pricing. We experienced renewal pricing increases estimated for our excess and surplus lines policies on average in a high-single-digit range, consistent with the average for the year 2013. March 2014 was the 43rd consecutive month of positive average price changes for this segment of our property casualty business. We measure average changes in excess and surplus lines renewal pricing as the rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies.
New business written premiums rose for the first three months of 2014, compared with the same period of 2013. The increase reflects the addition of five excess and surplus lines field marketing representatives since March 31, 2013, representing a 50 percent increase in the number of representatives. Some of what we report as new business came from accounts that were not new to our agents. We believe our agents’ seasoned accounts tend to be priced more accurately than business that may be less familiar to them.

Cincinnati Financial Corporation First-Quarter 2014 10-Q

Excess and Surplus Lines Insurance Premiums

(In millions)	Three months ended March 31,
	2014	2013	% Change
Agency renewal written premiums	$25	$19	32
Agency new business written premiums	12	10	20
Other written premiums	(2)	(2)	0
Net written premiums	35	27	30
Unearned premium change	(2)	—	nm
Earned premiums	$33	$27	22

•
Combined ratio – The excess and surplus lines combined ratio improved for the first three months of 2014 by 11.1 percentage points compared with the same period of 2013, primarily due to a larger amount of favorable reserve development on prior accident years.

Catastrophe losses accounted for 3.1 percentage points of the combined ratio for the three months ended March 31, 2014, compared with 0.4 percentage points for the same period of 2013. Noncatastrophe weather-related losses accounted for 4.4 percentage points of the combined ratio for the three months ended March 31, 2014, compared with 1.1 percentage points for the same period a year ago.
Excess and surplus lines net favorable reserve development on prior accident years as a ratio to earned premiums was 27.0 percentage points for the for the first three months of 2014, compared with 8.5 percentage points for the same period of 2013. The favorable reserve development recognized during the first three months of 2014 for excess and surplus lines included approximately 60 percent for accident years 2013 and 2012 in aggregate, and related primarily to lower than anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2013 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 49.
The underwriting expense ratio for the first three months of 2014 decreased compared with the same period of 2013, primarily due to higher earned premiums and ongoing expense management efforts.

Excess and Surplus Lines Insurance Losses by Size

(In millions, net of reinsurance)	Three months ended March 31,
	2014	2013	% Change
Current accident year losses greater than $5,000,000	$—	$—	nm
Current accident year losses $1,000,000-$5,000,000	1	1	0
Large loss prior accident year reserve development	—	—	nm
Total large losses incurred	1	1	0
Losses incurred but not reported	4	5	(20)
Other losses excluding catastrophe losses	7	6	17
Catastrophe losses	1	—	nm
Total losses incurred	$13	$12	8

Ratios as a percent of earned premiums:			Pt. Change
Current accident year losses greater than $5,000,000	—%	—%	—
Current accident year losses $1,000,000-$5,000,000	3.2	4.2	(1.0)
Large loss prior accident year reserve development	(0.3)	—	(0.3)
Total large loss ratio	2.9	4.2	(1.3)
Losses incurred but not reported	13.1	19.6	(6.5)
Other losses excluding catastrophe losses	21.6	22.9	(1.3)
Catastrophe losses	3.0	0.4	2.6
Total loss ratio	40.6%	47.1%	(6.5)

Cincinnati Financial Corporation First-Quarter 2014 10-Q

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the first quarter of 2014, the excess and surplus lines total ratio for these losses and case reserve increases, net of reinsurance, was 1.3 percentage points lower compared with last year’s first quarter. We believe results for the three-month period ended March 31, 2014, largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

LIFE INSURANCE RESULTS OF OPERATIONS

(In millions)	Three months ended March 31,
	2014	2013	% Change
Earned premiums	$48	$42	14
Separate account investment management fees	2	1	100
Total revenues	50	43	16
Contract holders' benefits incurred	56	44	27
Investment interest credited to contract holders	(21)	(21)	0
Operating expenses incurred	15	13	15
Total benefits and expenses	50	36	39
Life insurance segment profit	$—	$7	nm

Overview
Performance highlights for the life insurance segment include:

•	Revenues – Revenues increased for the three months ended March 31, 2014, primarily due to higher earned premiums from term and universal life insurance products.
Net in-force life insurance policy face amounts increased to $48.666 billion at March 31, 2014, from $48.063 billion at year-end 2013.
Fixed annuity deposits received for the three months ended March 31, 2014, were $9 million compared with $11 million for first-quarter 2013. Fixed annuity deposits have a minimal impact to earned premiums because deposits received are initially recorded as liabilities. Profit is earned over time by way of interest rate spreads. We do not write variable or equity annuities and are currently de-emphasizing fixed annuity sales due to the low interest rate environment.

Life Insurance Premiums

(In millions)	Three months ended March 31,
	2014	2013	% Change
Term life insurance	$32	$29	10
Universal life insurance	8	5	60
Other life insurance, annuity and disability income products	8	8	0
Net earned premiums	$48	$42	14

•
Profitability – Our life insurance segment typically reports a small profit or loss on a GAAP basis because profits from investment income spreads are included in our investment segment results. We include only investment income credited to contract holders (including interest assumed in life insurance policy reserve calculations) in our life insurance segment results. A loss of less than $1 million for our life insurance segment in the first three months of 2014 compared with a gain of $7 million for the same period of 2013, due in part to unfavorable mortality experience in 2014.

Cincinnati Financial Corporation First-Quarter 2014 10-Q

Although we report most of our life insurance company investment income in our investments segment results, we recognize that assets under management, capital appreciation and investment income are integral to evaluation of the success of the life insurance segment because of the long duration of life products. On a basis that includes investment income and realized gains or losses from life-insurance-related invested assets, the life insurance company reported a net profit of $10 million in the three months ended March 31, 2014, compared with a net profit of $14 million for the same period of 2013. The life insurance company portfolio had after-tax realized investment gains of less than $1 million for the three months ended March 31, 2014, compared with insignificant after-tax realized investment gains for the same period of 2013.
Life segment benefits and expenses consist principally of contract holders’ (policyholders’) benefits incurred related to traditional life and interest-sensitive products and operating expenses incurred, net of deferred acquisition costs. Total benefits increased in the first three months of 2014. Through the first three months, mortality results were worse than projected but remain within our pricing expectations. Operating expenses net of deferred acquisition costs for the first three months of 2014 increased compared with the same period a year ago.

INVESTMENT RESULTS OF OPERATIONS

Overview
The investments segment contributes investment income and realized gains and losses to results of operations. Investments traditionally are our primary source of pretax and after-tax profits.

Investment Income
Pretax investment income increased 5 percent for the first quarter of 2014, compared with the same quarter of 2013. Interest income rose due to net purchases of securities that offset the continuing effects of the low interest rate environment. Higher dividend income reflected rising dividend rates and net purchases of securities. Dividend income for the first quarter of 2013 included certain holdings that accelerated payments from the first quarter into the fourth quarter of 2012 in response to anticipated tax law changes. Average yields in the table below are based on the average invested asset and cash amounts indicated in the table, using fixed-maturity securities valued at amortized cost and all other securities at fair value. In our 2013 Annual Report on Form 10-K, Item 1, Investments Segment, Page 23, and Item 7, Investments Outlook, Page 94, we discussed our portfolio strategies. We discuss risks related to our investment income and our fixed-maturity and equity investment portfolios in this quarterly report Item 3, Quantitative and Qualitative Disclosures About Market Risk.

We continue to position our portfolio with consideration to both the challenges presented by the current low interest rate environment and the risks presented by potential future inflation. As bonds in our generally laddered portfolio mature or are called over the near term, we will be challenged to replace their current yield. Approximately 19.1 percent of our fixed-maturity investments mature during April 2014 through December 2016 with an average pretax yield-to-amortized cost of 4.5 percent, including 4.4 percent of the portfolio maturing during the last nine months of 2014 and yielding 4.4 percent. While our bond portfolio more than covers our insurance reserve liabilities, we believe our diversified common stock portfolio of mainly blue chip, dividend-paying companies represents one of our best investment opportunities for the long term.

Investment Results

(In millions)	Three months ended March 31,
	2014	2013	% Change
Total investment income, net of expenses, pretax	$135	$128	5
Investment interest credited to contract holders	(21)	(21)	0
Realized investment gains and losses summary:
Realized investment gains and losses	24	42	(43)
Change in fair value of securities with embedded derivatives	(1)	1	nm
Other-than-temporary impairment charges	(1)	(2)	50
Total realized investment gains and losses	22	41	(46)
Investment operations profit	$136	$148	(8)

Cincinnati Financial Corporation First-Quarter 2014 10-Q

(In millions)	Three months ended March 31,
	2014	2013	% Change
Investment income:
Interest	$104	$102	2
Dividends	32	27	19
Other	1	1	0
Less investment expenses	(2)	(2)	0
Total investment income, net of expenses, pretax	135	128	5
Less income taxes	(32)	(31)	(3)
Total investment income, net of expenses, after-tax	$103	$97	6

Effective tax rate	24.0%	24.3%

Average invested assets plus cash and cash equivalents	$13,571	$12,361
Average yield pretax	3.98%	4.14%
Average yield after-tax	3.04	3.14

Effective fixed-maturity tax rate	27.1%	27.0%
Average fixed-maturity at amortized cost	$8,624	$8,273
Average fixed-maturity yield pretax	4.82%	4.93%
Average fixed-maturity yield after-tax	3.52	3.60

Net Realized Gains and Losses
We reported net realized investment gains of $22 million for the three months ended March 31, 2014, as net gains from investment sales and bond calls were partially offset by $1 million of other-than-temporary impairment (OTTI) charges. For the three months ended March 31, 2013, we reported net realized investment gains of $41 million, with net gains from investment sales and bond calls more than offsetting OTTI charges.

Investment gains or losses are recognized upon the sales of investments or as otherwise required under GAAP. The timing of realized gains or losses from sales can have a material effect on results in any quarter. However, such gains or losses usually have little, if any, effect on total shareholders’ equity because most equity and fixed-maturity investments are carried at fair value, with the unrealized gain or loss included as a component of accumulated other comprehensive income. Accounting requirements for OTTI charges for the fixed-maturity portfolio are disclosed in our 2013 Annual Report on Form 10-K, Item 8, Note 1, Summary of Significant Accounting Policies, Page 131.

The total net realized investment gains for the first three months of 2014 included:

•	$18 million in net gains from the sale of various common and preferred stock holdings

•	$2 million in net gains from fixed-maturity security sales and calls

•	$3 million in other net realized gains, including $1 million in losses from changes in fair value of securities with embedded derivatives

•	$1 million in OTTI charges to write down one fixed-maturity security and two equity securities

Of the 2,898 securities in the portfolio, no securities were trading below 70 percent of amortized cost at March 31, 2014. Our asset impairment committee regularly monitors the portfolio, including a quarterly review of the entire portfolio for potential OTTI charges. We believe that if the improving liquidity in the markets were to reverse or the economic recovery were to significantly stall, we could experience declines in portfolio values and possibly additional OTTI charges.

Cincinnati Financial Corporation First-Quarter 2014 10-Q

The table below provides additional detail for OTTI charges.

(In millions)	Three months ended March 31,
	2014	2013
Fixed maturities:
Utilities	$—	$1
Municipal	—	1
Total fixed maturities	—	2
Common equities:
Energy	1	—
Total common equities	1	—
Total	$1	$2

OTHER
We report as Other the noninvestment operations of the parent company and a noninsurer subsidiary, CFC Investment Company. Losses before income taxes for Other were largely driven by interest expense from debt of the parent company.

(In millions)	Three months ended March 31,
	2014	2013	% Change
Interest and fees on loans and leases	$2	$2	—
Other revenues	—	—	—
Total revenues	2	2	—
Interest expense	14	13	8
Operating expenses	4	5	(20)
Total expenses	18	18	—
Other loss	$(16)	$(16)	—

TAXES
We had $28 million of income tax expense for the three months ended March 31, 2014, compared with $63 million for the same period of 2013. The effective tax rate for the three months ended March 31, 2014, was 23.5 percent compared with 29.0 percent for the same period last year. The change in our effective tax rate was primarily due to changes in pretax income from underwriting results and realized investment gains and losses, with unchanged levels of permanent book-tax differences.

Historically, we have pursued a strategy of investing some portion of cash flow in tax-advantaged fixed-maturity and equity securities to minimize our overall tax liability and maximize after-tax earnings. See Tax-Exempt Fixed Maturities in this quarterly report Item 3, Quantitative and Qualitative Disclosures about Market Risk for further discussion on municipal bond purchases in our fixed-maturity investment portfolio. For our property casualty insurance subsidiaries, approximately 85 percent of income from tax-advantaged fixed-maturity investments is exempt from federal tax. Our life insurance company and our noninsurance companies own an immaterial amount of tax-advantaged, fixed-maturity investments. For our property casualty insurance subsidiaries, the dividend received deduction, after the dividend proration of the 1986 Tax Reform Act, exempts approximately 60 percent of dividends from qualified equities from federal tax. For our noninsurance companies, the dividend received deduction exempts 70 percent of dividends from qualified equities. Our life insurance company owns no equities subject to the dividend received deduction. Details about our effective tax rate are in this quarterly report Item 1, Note 9 – Income Taxes.

Cincinnati Financial Corporation First-Quarter 2014 10-Q

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2014, shareholders’ equity was $6.168 billion compared with $6.070 billion at December 31, 2013. Total debt was $894 million at March 31, 2014, and at December 31, 2013. At March 31, 2014, cash and cash equivalents totaled $521 million compared with $433 million at December 31, 2013.

SOURCES OF LIQUIDITY

Subsidiary Dividends
Our lead insurance subsidiary declared dividends of $100 million to the parent company during the first three months of 2014, matching the same period of 2013. For the full-year 2013, subsidiary dividends declared totaled $400 million. State of Ohio regulatory requirements restrict the dividends our insurance subsidiary can pay. During 2014, total dividends that our insurance subsidiary could pay to our parent company without regulatory approval are approximately $433 million.

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

See our 2013 Annual Report on Form 10-K, Item 1, Investment Segment, Page 23, for a discussion of our historic investment strategy, portfolio allocation and quality.

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

The table below shows a summary of operating cash flow for property casualty insurance (direct method):

(In millions)	Three months ended March 31,
	2014	2013	% Change
Premiums collected	$1,052	$960	10
Loss and loss expenses paid	(584)	(513)	(14)
Commissions and other underwriting expenses paid	(407)	(370)	(10)
Cash flow from underwriting	61	77	(21)
Investment income received	94	87	8
Cash flow from operations	$155	$164	(5)

Collected premiums for property casualty insurance rose $92 million during the first three months of 2014, compared with the same period in 2013. Loss and loss expenses paid increased $71 million, including $29 million for catastrophe losses. Commissions and other underwriting expenses paid rose $37 million, primarily due to higher commissions paid to agencies, reflecting the increase in collected premiums.

We discuss our future obligations for claims payments and for underwriting expenses in our 2013 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 98, and Other Commitments on Page 99.

Cincinnati Financial Corporation First-Quarter 2014 10-Q

Capital Resources
At March 31, 2014, our debt-to-total-capital ratio was 12.7 percent, with $790 million in long-term debt and $104 million in borrowing on our revolving short-term line of credit. There was no change in the amount of the $104 million short-term debt during the first three months of 2014. During April 2014, we repaid $55 million as part of routine cash management, and have $176 million remaining for future cash management needs. Based on our present capital requirements, we do not anticipate a material increase in debt levels during the remainder of 2014. As a result, we expect changes in our debt-to-total-capital ratio to continue to be largely a function of the contribution of unrealized investment gains or losses to shareholders’ equity.

We provide details of our three long-term notes in this quarterly report Item 1, Note 3 – Fair Value Measurements. None of the notes are encumbered by rating triggers.

Four independent ratings firms award insurer financial strength ratings to our property casualty insurance companies and three firms rate our life insurance company. Those firms made no changes to our debt ratings during the first three months of 2014. Our debt ratings are discussed in our 2013 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, Additional Sources of Liquidity, Page 97.

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

Contractual Obligations
In our 2013 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 98, we estimated our future contractual obligations as of December 31, 2013. There have been no material changes to our estimates of future contractual obligations since our 2013 Annual Report on Form 10-K.

Other Commitments
In addition to our contractual obligations, we have other property casualty operational commitments.

•
Commissions – Commissions paid were $267 million in the first three months of 2014. Commission payments generally track with written premiums, except for annual profit-sharing commissions typically paid during the first quarter of the year.

•
Other underwriting expenses – Many of our underwriting expenses are not contractual obligations, but reflect the ongoing expenses of our business. Noncommission underwriting expenses paid were $140 million in the first three months of 2014.

•
In addition to contractual obligations for hardware and software, we anticipate capitalizing approximately $5 million in spending for key technology initiatives in 2014. Capitalized development costs related to key technology initiatives were $1 million in the first three months of 2014. These activities are conducted at our discretion, and we have no material contractual obligations for activities planned as part of these projects.

We contributed $5 million to our qualified pension plan during the first three months of 2014. We do not anticipate further contributions to our qualified pension plan during the remainder of 2014.

Cincinnati Financial Corporation First-Quarter 2014 10-Q

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

Uses of Capital
Uses of cash to enhance shareholder return include dividends to shareholders. In January 2014, the board of directors declared a regular quarterly cash dividend of 44 cents per share for an indicated annual rate of $1.76 per share. During the first three months of 2014, we used $67 million to pay cash dividends to shareholders.

Cincinnati Financial Corporation First-Quarter 2014 10-Q

PROPERTY CASUALTY INSURANCE RESERVES
For the business lines in the commercial and personal lines insurance segments, and in total for the excess and surplus lines segment, the following table details gross reserves among case, IBNR (incurred but not reported) and loss expense reserves, net of salvage and subrogation reserves. Reserving practices are discussed in our 2013 Annual Report on Form 10-K, Item 7, Property Casualty Insurance Loss and Loss Expense Obligations and Reserves, Page 99.

Total gross reserves at March 31, 2014, increased $82 million compared with December 31, 2013. Case reserves for losses increased $56 million while IBNR reserves increased by $17 million and total loss expense reserves increased by $9 million. Lines of business dominated by property insurance coverages drove the total gross reserve increase, reflecting loss experience related to weather.

Property and Casualty Gross Reserves

(In millions)	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
At March 31, 2014	reserves	reserves	reserves	reserves	of total
Commercial lines insurance:
Commercial casualty	$789	$425	$494	$1,708	39.4%
Commercial property	232	11	41	284	6.6
Commercial auto	262	43	71	376	8.7
Workers' compensation	416	531	93	1,040	24.1
Specialty packages	84	3	25	112	2.6
Management liability and surety	122	8	69	199	4.6
Machinery and equipment	2	1	2	5	0.1
Subtotal	1,907	1,022	795	3,724	86.1
Personal lines insurance:
Personal auto	179	(18)	62	223	5.2
Homeowner	100	(2)	25	123	2.8
Other personal	45	34	6	85	2.0
Subtotal	324	14	93	431	10.0
Excess and surplus lines	69	59	40	168	3.9
Total	$2,300	$1,095	$928	$4,323	100.0%
At December 31, 2013
Commercial lines insurance:
Commercial casualty	$790	$393	$496	$1,679	39.6%
Commercial property	189	30	37	256	6.0
Commercial auto	264	40	69	373	8.8
Workers' compensation	421	522	95	1,038	24.5
Specialty packages	72	8	25	105	2.5
Management liability and surety	139	3	68	210	5.0
Machinery and equipment	—	4	2	6	0.1
Subtotal	1,875	1,000	792	3,667	86.5
Personal lines insurance:
Personal auto	178	(18)	61	221	5.2
Homeowner	80	9	24	113	2.7
Other personal	46	32	5	83	1.9
Subtotal	304	23	90	417	9.8
Excess and surplus lines	65	55	37	157	3.7
Total	$2,244	$1,078	$919	$4,241	100.0%

Cincinnati Financial Corporation First-Quarter 2014 10-Q

LIFE POLICY AND INVESTMENT CONTRACT RESERVES
Gross life policy and investment contract reserves were $2.435 billion at March 31, 2014, compared with $2.390 billion at year-end 2013, reflecting continued growth in life insurance policies in force. We discuss our life insurance reserving practices in our 2013 Annual Report on Form 10-K, Item 7, Life Insurance Policyholder Obligations and Reserves, Page 106.

OTHER MATTERS

SIGNIFICANT ACCOUNTING POLICIES
Our significant accounting policies are discussed in our 2013 Annual Report on Form 10-K, Item 8, Note 1, Summary of Significant Accounting Policies, Page 128, and updated in this quarterly report Item 1, Note 1, Accounting Policies.

In conjunction with those discussions, in the Management’s Discussion and Analysis in the 2013 Annual Report on Form 10-K, management reviewed the estimates and assumptions used to develop reported amounts related to the most significant policies. Management discussed the development and selection of those accounting estimates with the audit committee of the board of directors.

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

Our view of potential risks and our sensitivity to such risks is discussed in our 2013 Annual Report on Form 10-K, Item 7a, Quantitative and Qualitative Disclosures about Market Risk, Page 112.

The fair value of our investment portfolio was $13.606 billion at March 31, 2014, up $110 million from year-end 2013, including an increase in the common equities portfolio of $44 million.

(In millions)	At March 31, 2014				At December 31, 2013
	Cost or amortized cost	Percent to total	Fair value	Percent to total	Cost or amortized cost	Percent to total	Fair value	Percent to total
Taxable fixed maturities	$5,783	51.8%	$6,247	45.9%	$5,814	52.1%	$6,211	46.0%
Tax-exempt fixed maturities	2,826	25.4	2,933	21.6	2,824	25.3	2,910	21.6
Common equities	2,418	21.7	4,257	31.3	2,396	21.5	4,213	31.2
Nonredeemable preferred equities	127	1.1	169	1.2	127	1.1	162	1.2
Total	$11,154	100.0%	$13,606	100.0%	$11,161	100.0%	$13,496	100.0%

At March 31, 2014, our consolidated investment portfolio included $15 million of assets for which values are based on prices or valuation techniques that require significant management judgment (Level 3 assets). This represented less than 1 percent of investment portfolio assets measured at fair value. See Item 1, Note 3, Fair Value Measurements, for additional discussion of our valuation techniques. We have generally obtained and evaluated two nonbinding quotes from brokers; then our investment professionals determined our best estimate of fair value. These investments include private placements, small issues and various thinly traded securities.

In addition to our investment portfolio, the total investments amount reported in our condensed consolidated balance sheets includes Other invested assets. Other invested assets included $35 million of life policy loans and liens plus $37 million of private equity investments at March 31, 2014.

Cincinnati Financial Corporation First-Quarter 2014 10-Q

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

Our investment portfolio had no European sovereign debt holdings at March 31, 2014. On that date, we owned other European-based securities, primarily corporate bonds, totaling $443 million in fair value. The composition of our European-based holdings at March 31, 2014, did not materially change from the $455 million fair value total at year-end 2013. We discussed our European-based holdings in our 2013 Annual Report on Form 10-K, Item 7a, Quantitative and Qualitative Disclosures about Market Risk, Page 114.

In the first three months of 2014, the increase in fair value of our fixed-maturity portfolio was due to due to a decline in interest rates as well as a spread tightening in both the corporate and municipal bond markets. At March 31, 2014, our fixed-maturity portfolio with an average rating of A2/A was valued at 106.6 percent of its amortized cost, compared with 105.6 percent at December 31, 2013.

Credit ratings at March 31, 2014, compared with December 31, 2013, for the fixed-maturity and short-term portfolios were:

(In millions)	At March 31, 2014		At December 31, 2013
	Fair	Percent	Fair	Percent
	value	to total	value	to total
Moody's Ratings and Standard & Poor's Ratings combined:
Aaa, Aa, A, AAA, AA, A	$5,515	60.1%	$5,468	59.9%
Baa, BBB	3,214	35.0	3,197	35.1
Ba, BB	232	2.5	231	2.5
B, B	16	0.2	16	0.2
Caa, CCC, Ca	3	0.0	4	0.0
Non-rated	200	2.2	205	2.3
Total	$9,180	100.0%	$9,121	100.0%

Attributes of the fixed-maturity portfolio include:

	At March 31, 2014		At December 31, 2013
Weighted average yield-to-amortized cost	4.8%		4.9%
Weighted average maturity	6.2	yrs	6.2	yrs
Effective duration	4.5	yrs	4.5	yrs

We discuss maturities of our fixed-maturity portfolio in our 2013 Annual Report on Form 10-K, Item 8, Note 2, Investments, Page 135, and in this quarterly report Item 2, Investments Results of Operations.

Cincinnati Financial Corporation First-Quarter 2014 10-Q

TAXABLE FIXED MATURITIES
Our taxable fixed-maturity portfolio, with a fair value of $6.247 billion at March 31, 2014, included:

(In millions)	At March 31, 2014	At December 31, 2013
Investment-grade corporate	$5,265	$5,293
States, municipalities and political subdivisions	311	301
Below investment-grade corporate	240	240
Commercial mortgage backed	206	143
Government sponsored enterprises	191	200
Convertibles and bonds with warrants attached	17	17
Foreign government	10	10
United States government	7	7
Total	$6,247	$6,211

Our strategy is to buy and typically hold fixed-maturity investments to maturity, but we monitor credit profiles and fair value movements when determining holding periods for individual securities. With the exception of U.S. agency issues that include United States government and government-sponsored enterprises, no individual issuer’s securities accounted for more than 1.0 percent of the taxable fixed-maturity portfolio at March 31, 2014. Our investment-grade corporate bonds and commercial mortgage-backed securities had an average rating of Baa1 by Moody’s or BBB+ by Standard & Poor’s and represented 87.6 percent of the taxable fixed-maturity portfolio’s fair value at March 31, 2014, compared with 87.5 percent at year-end 2013.

The heaviest concentration in our investment-grade corporate bond portfolio, based on fair value at March 31, 2014, is the financial-related sectors – including banking, financial services and insurance – representing 32.2 percent, compared with 32.8 percent at year-end 2013. We believe our weighting in financial-related sectors is below the average for the corporate bond market as a whole.

Most of the $311 million of securities issued by states, municipalities and political subdivisions included in our taxable fixed-maturity portfolio at March 31, 2014, were Build America Bonds.

Our taxable fixed-maturity portfolio at March 31, 2014, included $206 million of commercial mortgage-backed securities with an average rating of Aa1/AA.

Cincinnati Financial Corporation First-Quarter 2014 10-Q

TAX-EXEMPT FIXED MATURITIES
At March 31, 2014, we had $2.933 billion of tax-exempt fixed-maturity securities with an average rating of Aa2/AA by Moody’s and Standard & Poor’s. We traditionally have purchased municipal bonds focusing on general obligation and essential services issues, such as water, waste disposal or others. The portfolio is well diversified among approximately 1,000 municipal bond issuers. No single municipal issuer accounted for more than 0.9 percent of the tax-exempt fixed-maturity portfolio at March 31, 2014. The following table shows our municipal bond holdings in our larger states:

(In millions)
	Local issued general	Special revenue	State issued general		Percent of
At March 31, 2014	obligation bonds	bonds	obligation bonds	Total	total
Texas	$358	$66	$—	$424	14.5%
Michigan	237	9	—	246	8.4
Indiana	1	229	—	230	7.8
Ohio	123	88	9	220	7.5
Illinois	170	19	—	189	6.4
Washington	150	28	7	185	6.3
Wisconsin	105	34	2	141	4.8
Pennsylvania	91	10	9	110	3.8
Arizona	57	32	—	89	3.0
Florida	24	63	—	87	3.0
New York	51	32	4	87	3.0
Colorado	48	23	—	71	2.4
New Jersey	44	17	—	61	2.1
Kansas	33	19	—	52	1.8
Utah	32	19	—	51	1.7
All other states	369	276	45	690	23.5
Total	$1,893	$964	$76	$2,933	100.0%
At December 31, 2013
Texas	$385	$66	$—	$451	15.5%
Michigan	238	9	—	247	8.5
Indiana	8	232	—	240	8.2
Ohio	119	87	6	212	7.3
Illinois	184	19	—	203	7.0
Washington	150	32	5	187	6.4
Wisconsin	108	32	2	142	4.9
Pennsylvania	93	9	9	111	3.8
Arizona	55	31	—	86	3.0
Florida	24	62	—	86	3.0
New York	48	31	4	83	2.9
Colorado	45	17	—	62	2.1
New Jersey	44	17	—	61	2.1
Minnesota	42	7	2	51	1.8
Utah	31	19	—	50	1.7
All other states	338	270	30	638	21.8
Total	$1,912	$940	$58	$2,910	100.0%

Cincinnati Financial Corporation First-Quarter 2014 10-Q

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

The table below summarizes the effect of hypothetical changes in interest rates on the fair value of the fixed-maturity portfolio:

(In millions)	Interest rate shift in basis points
	-200	-100	—	100	200
At March 31, 2014	$10,019	$9,600	$9,180	$8,765	$8,366
At December 31, 2013	$9,968	$9,545	$9,121	$8,708	$8,316

The effective duration of the fixed-maturity portfolio as of March 31, 2014, was 4.5 years, unchanged from year-end 2013. The above table is a theoretical presentation showing that an instantaneous, parallel shift in the yield curve of 100 basis points could produce an approximately 4.5 percent change in the fair value of the fixed‑maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value are to changes in the general level of interest rates, exclusive of call features. The fair values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.

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

EQUITY INVESTMENTS
Our equity investments, with a fair value totaling $4.426 billion at March 31, 2014, include $4.257 billion of common stock securities of companies generally with strong indications of paying and growing their dividends. Other criteria we evaluate include increasing sales and earnings, proven management and a favorable outlook. We believe our equity investment style is an appropriate long-term strategy. While our long-term financial position would be affected by prolonged changes in the market valuation of our investments, we believe our strong surplus position and cash flow provide a cushion against short-term fluctuations in valuation. Continued payment of cash dividends by the issuers of our common equity holdings can provide a floor to their valuation. A $100 million unrealized change in the value of the common stocks owned at period end would cause a change of $65 million, or approximately 40 cents per share, in our shareholders’ equity.

At March 31, 2014, our largest holding had a fair value of 3.2 percent of our publicly-traded common stock portfolio. JPMorgan Chase & Co. (NYSE:JPM) was our largest single common stock investment, comprising 1.0 percent of the total investment portfolio at the end of the first quarter of 2014.

Cincinnati Financial Corporation First-Quarter 2014 10-Q

Common Stock Portfolio Industry Sector Distribution

	Percent of Publicly Traded Common Stock Portfolio
	At March 31, 2014		At December 31, 2013
	Cincinnati Financial	S&P 500 Industry Weightings	Cincinnati Financial	S&P 500 Industry Weightings
Sector:
Information technology	19.0%	18.6%	18.7%	18.6%
Industrials	13.9	10.7	14.0	10.9
Financial	11.9	16.4	12.0	16.2
Healthcare	11.6	13.4	11.5	13.0
Energy	10.4	10.1	10.5	10.3
Consumer staples	10.3	9.7	10.5	9.8
Consumer discretionary	9.9	12.0	9.8	12.5
Materials	5.6	3.5	5.7	3.5
Utilities	4.4	3.1	4.2	2.9
Telecomm services	3.0	2.5	3.1	2.3
Total	100.0%	100.0%	100.0%	100.0%

UNREALIZED INVESTMENT GAINS AND LOSSES
At March 31, 2014, unrealized investment gains before taxes for the consolidated investment portfolio totaled $2.501 billion and unrealized investment losses amounted to $49 million.

The unrealized investment gains at March 31, 2014, were due to a pretax net gain position in our fixed-maturity portfolio of $571 million and a net gain position in our equity portfolio of $1.881 billion. The net gain position in our fixed-maturity portfolio had grown in recent years prior to 2013 due largely to a declining interest rate environment. During 2013, that portfolio’s net gain position decreased $388 million largely due to lower valuations for fixed-maturity securities from rising interest rates. The net gain position for our current fixed-maturity holdings will naturally decline over time as individual securities mature. In addition, changes in interest rates can cause rapid, significant changes in fair values of fixed-maturity securities and the net gain position, as discussed in Quantitative and Qualitative Disclosures about Market Risk. The five largest contributors to our common stock portfolio net gain position were Exxon Mobil Corporation (NYSE:XOM), The Procter & Gamble Company (NYSE:PG), Honeywell International Inc. (NYSE:HON), Chevron Corporation (NYSE:CVX) and Dover Corporation (NYSE:DOV), which had a combined net gain position of $431 million.

Unrealized Investment Losses
We expect the number of securities trading below amortized cost to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, amortized costs for some securities are revised through OTTI recognized in prior periods. At March 31, 2014, 393 of the 2,898 securities we owned had fair values below amortized cost, compared with 556 of the 2,879 securities we owned at year-end 2013. The 393 holdings with fair values below cost or amortized cost at March 31, 2014, represented 8.2 percent of fair value of our investment portfolio and $49 million in unrealized losses.

•
375 of the 393 holdings had fair values between 90 percent and 100 percent of amortized cost at March 31, 2014. Seven of these 375 holdings are equity securities that may be subject to OTTI charges taken through earnings should they not recover by the recovery dates we determined. The fair value of these seven equity securities was $109 million, and they accounted for $7 million in unrealized losses. The remaining 368 securities primarily consist of fixed-maturity securities whose current valuation is largely the result of interest rate factors. The fair value of these 368 securities was $915 million, and they accounted for $30 million in unrealized losses.

•
18 of the 393 holdings had fair values between 70 percent and 90 percent of amortized cost at March 31, 2014. 16 of these are fixed-maturity securities that we believe will continue to pay interest and ultimately pay principal upon maturity. The issuers of these securities have strong cash flow to service their debt and meet their contractual obligation to make principal payments. The fair value of these 16 securities was $88 million, and

Cincinnati Financial Corporation First-Quarter 2014 10-Q

they accounted for $12 million in unrealized losses. The remaining two equity securities had a fair value of $2 million, and they accounted for less than $1 million in unrealized losses.

•	No securities were trading below 70 percent of amortized cost at March 31, 2014.

The table below reviews fair values and unrealized losses by investment category and by the overall duration of the securities’ continuous unrealized loss position.

(In millions)	Less than 12 months		12 months or more		Total	Total
	Fair	Unrealized	Fair	Unrealized	fair	unrealized
At March 31, 2014	value	losses	value	losses	value	losses
Fixed maturity securities:
States, municipalities and political subdivisions	$289	$7	$98	$5	$387	$12
United States government	11	—	—	—	11	—
Government-sponsored enterprises	83	8	96	12	179	20
Commercial mortgage-backed	55	1	15	1	70	2
Corporate	291	7	65	1	356	8
Subtotal	729	23	274	19	1,003	42
Equity securities:
Common equities	72	6	—	—	72	6
Nonredeemable preferred equities	39	1	—	—	39	1
Subtotal	111	7	—	—	111	7
Total	$840	$30	$274	$19	$1,114	$49
At December 31, 2013
Fixed maturity securities:
States, municipalities and political subdivisions	$490	$18	$42	$3	$532	$21
United States government	1	—	—	—	1	—
Government-sponsored enterprises	199	27	1	—	200	27
Foreign government	10	—	—	—	10	—
Commercial mortgage-backed	125	5	—	—	125	5
Corporate	572	20	43	2	615	22
Subtotal	1,397	70	86	5	1,483	75
Equity securities:
Common equities	77	1	—	—	77	1
Nonredeemable preferred equities	42	3	—	—	42	3
Subtotal	119	4	—	—	119	4
Total	$1,516	$74	$86	$5	$1,602	$79

At March 31, 2014, 98 fixed-maturity securities with a total unrealized loss of $19 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity securities had fair values below 70 percent of amortized cost; Eight fixed-maturity securities with a fair value of $62 million had a fair value from 70 percent to less than 90 percent of amortized cost and accounted for $8 million in unrealized losses; and 90 fixed-maturity securities with a fair value of $212 million had fair values from 90 percent to less than 100 percent of amortized cost and accounted for $11 million in unrealized losses.

At March 31, 2014, one equity securitiy had been in an unrealized loss position for 12 months or more. That security with a fair value of less than $1 million had a fair value from 70 percent to less than 90 percent of amortized cost and accounted for less than $1 million in unrealized losses.

At March 31, 2014, applying our invested asset impairment policy, we determined that the $19 million in total unrealized losses in the table above were not other-than-temporarily impaired.

Cincinnati Financial Corporation First-Quarter 2014 10-Q

During the first quarter of 2014, three securities were written down through impairment charges. OTTI resulted in a pretax, noncash charge of $1 million for the three months ended March 31, 2014. During the same period of 2013, we wrote down five securities resulting in $2 million in OTTI charges.

During full-year 2013, we wrote down seven securities and recorded $2 million in OTTI charges. At December 31, 2013, 40 fixed-maturity investments with a total unrealized loss of $5 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity investments had fair values below 70 percent of amortized cost. No equity investments had been in an unrealized loss position for 12 months or more as of December 31, 2013.

Cincinnati Financial Corporation First-Quarter 2014 10-Q

The following table summarizes the investment portfolio by severity of decline:

(In millions)
At March 31, 2014	Number of issues	Cost or amortized cost	Fair value	Gross unrealized gain/loss	Gross investment income
Taxable fixed maturities:
Fair valued below 70% of amortized cost	—	$—	$—	$—	$—
Fair valued at 70% to less than 100% of amortized cost	141	656	626	(30)	6
Fair valued at 100% and above of amortized cost	1,263	5,127	5,621	494	69
Securities sold in current year	—	—	—	—	1
Total	1,404	5,783	6,247	464	76
Tax-exempt fixed maturities:
Fair valued below 70% of amortized cost	—	—	—	—	—
Fair valued at 70% to less than 100% of amortized cost	243	389	377	(12)	2
Fair valued at 100% and above of amortized cost	1,147	2,437	2,556	119	25
Securities sold in current year	—	—	—	—	—
Total	1,390	2,826	2,933	107	27
Common equities:
Fair valued below 70% of cost	—	—	—	—	—
Fair valued at 70% to less than 100% of cost	4	78	72	(6)	1
Fair valued at 100% and above of cost	72	2,340	4,185	1,845	29
Securities sold in current year	—	—	—	—	—
Total	76	2,418	4,257	1,839	30
Nonredeemable preferred equities:
Fair valued below 70% of cost	—	—	—	—	—
Fair valued at 70% to less than 100% of cost	5	40	39	(1)	1
Fair valued at 100% and above of cost	23	87	130	43	2
Securities sold in current year	—	—	—	—	—
Total	28	127	169	42	3
Portfolio summary:
Fair valued below 70% of cost or amortized cost	—	—	—	—	—
Fair valued at 70% to less than 100% of cost or amortized cost	393	1,163	1,114	(49)	10
Fair valued at 100% and above of cost or amortized cost	2,505	9,991	12,492	2,501	125
Investment income on securities sold in current year	—	—	—	—	1
Total	2,898	$11,154	$13,606	$2,452	$136

At December 31, 2013
Portfolio summary:
Fair valued below 70% of cost or amortized cost	—	$—	$—	$—	$—
Fair valued at 70% to less than 100% of cost or amortized cost	556	1,681	1,602	(79)	41
Fair valued at 100% and above of cost or amortized cost	2,323	9,480	11,894	2,414	471
Investment income on securities sold in current year	—	—	—	—	23
Total	2,879	$11,161	$13,496	$2,335	$535

See our 2013 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Asset Impairment, Page 53.

Cincinnati Financial Corporation First-Quarter 2014 10-Q

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures – The company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)).

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company’s management, with the participation of the company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of March 31, 2014. Based upon that evaluation, the company’s chief executive officer and chief financial officer concluded that the design and operation of the company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure:

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

Changes in Internal Control over Financial Reporting – During the three months ended March 31, 2014, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information
Item 1.        Legal Proceedings
Neither the company nor any of our subsidiaries is involved in any litigation believed to be material other than ordinary, routine litigation incidental to the nature of our business.

Item 1A.    Risk Factors
Our risk factors have not changed materially since they were described in our 2013 Annual Report on Form 10-K filed February 27, 2014.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any of our shares that were not registered under the Securities Act during the first three months of 2014. The board of directors has authorized share repurchases since 1996. Purchases are expected to be made generally through open market transactions. During the first quarter of 2014, we acquired 79,153 shares for $4 million from associates as consideration for options exercised. We repurchased 150,000 shares through open market transactions at an average cost of $47.69 per share. The board gives management discretion to purchase shares at reasonable prices in light of circumstances at the time of purchase, subject to SEC regulations. On October 24, 2007, the board of directors expanded the existing repurchase authorization to approximately 13 million shares. We have 5,399,493 shares available for purchase under our programs at March 31, 2014.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1-31, 2014	—	—	—	5,549,493
February 1-28, 2014	—	—	—	5,549,493
March 1-31, 2014	150,000	$47.69	150,000	5,399,493
Totals	150,000	47.69	150,000

Cincinnati Financial Corporation First-Quarter 2014 10-Q

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
Cincinnati Financial Corporation Annual Incentive Compensation Plan of 2009, as amended January 31, 2014 (incorporated by reference to Exhibit 10.1 filed with the company's Current Report on Form 8-K dated February 3, 2014)

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

Cincinnati Financial Corporation First-Quarter 2014 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINCINNATI FINANCIAL CORPORATION
Date: April 24, 2014

/S/ Eric N. Mathews
Eric N. Mathews, CPCU, AIAF
Vice President, Assistant Secretary and Assistant Treasurer
(Principal Accounting Officer)

Cincinnati Financial Corporation First-Quarter 2014 10-Q