Form 10-Q
period 2014-06-30
CINCINNATI FINANCIAL CORP
filed 2014-07-29
CIK 20286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)
☑        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2014.

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
☐Yes ☑ No

As of July 24, 2014, there were 163,651,181 shares of common stock outstanding.

CINCINNATI FINANCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2014

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

Part I – Financial Information
Item 1.        Financial Statements (unaudited)

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions except per share data)	June 30,	December 31,
	2014	2013
Assets
Investments
Fixed maturities, at fair value (amortized cost: 2014—$8,719; 2013—$8,638)	$9,383	$9,121
Equity securities, at fair value (cost: 2014—$2,582; 2013—$2,523)	4,605	4,375
Other invested assets	72	68
Total investments	14,060	13,564
Cash and cash equivalents	462	433
Investment income receivable	116	121
Finance receivable	80	85
Premiums receivable	1,462	1,346
Reinsurance recoverable	526	547
Prepaid reinsurance premiums	26	26
Deferred policy acquisition costs	571	565
Land, building and equipment, net, for company use (accumulated depreciation: 2014—$431; 2013—$420)	203	210
Other assets	98	73
Separate accounts	731	692
Total assets	$18,335	$17,662
Liabilities
Insurance reserves
Loss and loss expense reserves	$4,444	$4,311
Life policy and investment contract reserves	2,454	2,390
Unearned premiums	2,110	1,976
Other liabilities	563	611
Deferred income tax	810	673
Note payable	49	104
Long-term debt and capital lease obligations	831	835
Separate accounts	731	692
Total liabilities	11,992	11,592
Commitments and contingent liabilities (Note 12)	—	—
Shareholders' Equity
Common stock, par value—$2 per share; (authorized: 2014 and 2013—500 million shares; issued: 2014 and 2013—198 million shares)	397	397
Paid-in capital	1,198	1,191
Retained earnings	4,299	4,268
Accumulated other comprehensive income	1,732	1,504
Treasury stock at cost (2014—34 million and 2013—35 million shares)	(1,283)	(1,290)
Total shareholders' equity	6,343	6,070
Total liabilities and shareholders' equity	$18,335	$17,662

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions except per share data)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues
Earned premiums	$1,059	$954	$2,086	$1,885
Investment income, net of expenses	136	131	271	259
Realized investment gains, net	14	14	36	55
Fee revenues	3	3	6	4
Other revenues	2	2	4	4
Total revenues	1,214	1,104	2,403	2,207
Benefits and Expenses
Insurance losses and policyholder benefits	763	631	1,495	1,199
Underwriting, acquisition and insurance expenses	328	307	648	607
Interest expense	13	14	27	27
Other operating expenses	3	4	7	9
Total benefits and expenses	1,107	956	2,177	1,842
Income Before Income Taxes	107	148	226	365
Provision for Income Taxes
Current	18	37	38	91
Deferred	5	1	13	10
Total provision for income taxes	23	38	51	101
Net Income	$84	$110	$175	$264
Per Common Share
Net income—basic	$0.51	$0.67	$1.07	$1.62
Net income—diluted	0.51	0.66	1.06	1.60

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net Income	$84	$110	$175	$264
Other Comprehensive Income
Change in unrealized gains (losses) on investments available-for-sale, net of tax of $82, ($85), $123 and $39, respectively	153	(159)	229	73
Net change in pension actuarial loss and prior service cost, net of tax of $0, $1, $0 and $2 respectively	—	2	(1)	3
Change in life deferred acquisition costs, life policy reserves and other, net of tax of $0, $8, $0 and $8 respectively	1	16	—	16
Other comprehensive income (loss), net of tax	154	(141)	228	92
Comprehensive Income (Loss)	$238	$(31)	$403	$356

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In millions)	Common Stock				Accumulated Other Comprehensive Income		Total Share- holders' Equity
	Outstanding Shares	Amount	Paid-in Capital	Retained Earnings		Treasury Stock
Balance December 31, 2012	163	$394	$1,134	$4,021	$1,129	$(1,225)	$5,453
Net income	—	—	—	264	—	—	264
Other comprehensive income, net	—	—	—	—	92	—	92
Dividends declared	—	—	—	(133)	—	—	(133)
Treasury stock acquired—share repurchase authorization	—	—	—	—	—	—	—
Other	1	2	28	—	—	(7)	23
Balance June 30, 2013	164	$396	$1,162	$4,152	$1,221	$(1,232)	$5,699

Balance December 31, 2013	163	$397	$1,191	$4,268	$1,504	$(1,290)	$6,070
Net income	—	—	—	175	—	—	175
Other comprehensive income, net	—	—	—	—	228	—	228
Dividends declared	—	—	—	(144)	—	—	(144)
Treasury stock acquired—share repurchase authorization	—	—	—	—	—	(7)	(7)
Other	1	—	7	—	—	14	21
Balance June 30, 2014	164	$397	$1,198	$4,299	$1,732	$(1,283)	$6,343

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)	Six months ended June 30,
	2014	2013
Cash Flows From Operating Activities
Net income	$175	$264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25	20
Realized gains on investments, net	(36)	(55)
Stock-based compensation	10	10
Interest credited to contract holders	23	22
Deferred income tax expense	13	10
Changes in:
Investment income receivable	5	(1)
Premiums and reinsurance receivable	(95)	(103)
Deferred policy acquisition costs	(19)	(39)
Other assets	(5)	(10)
Loss and loss expense reserves	133	54
Life policy reserves	76	33
Unearned premiums	134	155
Other liabilities	(72)	(39)
Current income tax receivable	(16)	(70)
Net cash provided by operating activities	351	251
Cash Flows From Investing Activities
Sale of fixed maturities	24	14
Call or maturity of fixed maturities	481	459
Sale of equity securities	82	157
Purchase of fixed maturities	(584)	(666)
Purchase of equity securities	(104)	(190)
Investment in finance receivables	(9)	(18)
Collection of finance receivables	15	14
Investment in buildings and equipment, net	(5)	(3)
Change in other invested assets, net	3	3
Net cash used in investing activities	(97)	(230)
Cash Flows From Financing Activities
Payment of cash dividends to shareholders	(138)	(130)
Purchase of treasury shares	(7)	—
Decrease in notes payable	(55)	—
Proceeds from stock options exercised	11	12
Contract holders' funds deposited	45	45
Contract holders' funds withdrawn	(75)	(55)
Excess tax benefits on stock-based compensation	2	9
Other	(8)	(7)
Net cash used in financing activities	(225)	(126)
Net change in cash and cash equivalents	29	(105)
Cash and cash equivalents at beginning of year	433	487
Cash and cash equivalents at end of period	$462	$382
Supplemental disclosures of cash flow information:
Interest paid	$26	$27
Income taxes paid	52	158
Non-cash activities:
Conversion of securities	$7	$54
Equipment acquired under capital lease obligations	7	17
Cashless exercise of stock options	8	15

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

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

Our June 30, 2014, condensed consolidated financial statements are unaudited. Certain financial information that is included in annual financial statements prepared in accordance with GAAP is not required for interim reporting and has been condensed or omitted. We believe that we have made all adjustments, consisting only of normal recurring accruals, that are necessary for fair presentation. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our 2013 Annual Report on Form 10-K. The results of operations for interim periods do not necessarily indicate results to be expected for the full year.

Pending Accounting Updates

ASU 2014-09 Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  Insurance contracts do not fall within the scope of this ASU. The effective date of ASU 2014-09 is for annual reporting periods beginning after December 15, 2016.  The ASU has not yet been adopted and will not have a material impact on our company’s financial position, cash flows or results of operations.

ASU 2014-12, Compensation-Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period

In June 2014, the FASB Issued ASU 2014-12, Compensation-Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires that performance targets that affect vesting and that could be achieved after the requisite service period be treated as performance conditions.  The effective date of ASU 2014-12 is for interim and annual reporting periods beginning after December 15, 2015.  The ASU has not yet been adopted and will not have a material impact on our company’s financial position, cash flows or results of operations.

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

NOTE 2 – INVESTMENTS
The following table provides cost or amortized cost, gross unrealized gains, gross unrealized losses and fair value for our invested assets:

(In millions)	Cost or
	amortized	Gross unrealized		Fair
At June 30, 2014	cost	gains	losses	value
Fixed maturity securities:
States, municipalities and political subdivisions	$3,205	$170	$5	$3,370
Convertibles and bonds with warrants attached	7	—	—	7
United States government	7	—	—	7
Government-sponsored enterprises	221	—	13	208
Foreign government	10	—	—	10
Commercial mortgage-backed	220	7	1	226
Corporate	5,049	509	3	5,555
Subtotal	8,719	686	22	9,383
Equity securities:
Common equities	2,458	1,992	3	4,447
Nonredeemable preferred equities	124	35	1	158
Subtotal	2,582	2,027	4	4,605
Total	$11,301	$2,713	$26	$13,988
At December 31, 2013
Fixed maturity securities:
States, municipalities and political subdivisions	$3,107	$125	$21	$3,211
Convertibles and bonds with warrants attached	17	—	—	17
United States government	7	—	—	7
Government-sponsored enterprises	227	—	27	200
Foreign government	10	—	—	10
Commercial mortgage-backed	148	—	5	143
Corporate	5,122	433	22	5,533
Subtotal	8,638	558	75	9,121
Equity securities:
Common equities	2,396	1,818	1	4,213
Nonredeemable preferred equities	127	38	3	162
Subtotal	2,523	1,856	4	4,375
Total	$11,161	$2,414	$79	$13,496

The net unrealized investment gains in our fixed-maturity portfolio are primarily the result of the continued low interest rate environment that increased the fair value of our fixed-maturity portfolio. The seven largest unrealized investment gains in our common stock portfolio are from Exxon Mobil Corporation (NYSE:XOM), Chevron Corporation (NYSE:CVX), Dover Corporation (NYSE:DOV), The Procter & Gamble Company (NYSE:PG), Honeywell International Incorporated (NYSE:HON), Johnson & Johnson (NYSE:JNJ), and RPM International (NYSE:RPM), which had a combined gross unrealized gain of $599 million. At June 30, 2014, we had $7 million fair value of hybrid securities included in fixed maturities that follow Accounting Standards Codification (ASC) 815-15-25, Accounting for Certain Hybrid Financial Instruments, compared with $18 million fair value of hybrid securities at December 31, 2013. The hybrid securities are carried at fair value, and the changes in fair value are included in realized investment gains and losses.

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

The table below provides fair values and gross unrealized losses by investment category and by the duration of the securities’ continuous unrealized loss positions:

(In millions)	Less than 12 months		12 months or more		Total	Total
	Fair	Unrealized	Fair	Unrealized	fair	unrealized
At June 30, 2014	value	losses	value	losses	value	losses
Fixed maturity securities:
States, municipalities and political subdivisions	$61	$1	$267	$4	$328	$5
United States government	—	—	1	—	1	—
Government-sponsored enterprises	10	—	175	13	185	13
Foreign government	—	—	10	—	10	—
Commercial mortgage-backed	—	—	32	1	32	1
Corporate	49	—	127	3	176	3
Subtotal	120	1	612	21	732	22
Equity securities:
Common equities	39	—	79	3	118	3
Nonredeemable preferred equities	5	—	17	1	22	1
Subtotal	44	—	96	4	140	4
Total	$164	$1	$708	$25	$872	$26
At December 31, 2013
Fixed maturity securities:
States, municipalities and political subdivisions	$490	$18	$42	$3	$532	$21
United States government	1	—	—	—	1	—
Government-sponsored enterprises	199	27	1	—	200	27
Foreign government	10	—	—	—	10	—
Commercial mortgage-backed	125	5	—	—	125	5
Corporate	572	20	43	2	615	22
Subtotal	1,397	70	86	5	1,483	75
Equity securities:
Common equities	77	1	—	—	77	1
Nonredeemable preferred equities	42	3	—	—	42	3
Subtotal	119	4	—	—	119	4
Total	$1,516	$74	$86	$5	$1,602	$79

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

The following table provides investment income, realized investment gains and losses, the change in unrealized investment gains and losses, and other items:

(In millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Investment income summary:
Interest on fixed maturities	$103	$103	$207	$205
Dividends on equity securities	34	30	66	57
Other investment income	1	—	2	1
Total	138	133	275	263
Less investment expenses	2	2	4	4
Total	$136	$131	$271	$259

Realized investment gains and losses summary:
Fixed maturities:
Gross realized gains	$4	$2	$6	$4
Gross realized losses	—	—	—	—
Other-than-temporary impairments	—	—	—	(2)
Equity securities:
Gross realized gains	16	12	34	49
Gross realized losses	—	—	—	—
Other-than-temporary impairments	—	—	(1)	—
Securities with embedded derivatives	(3)	—	(4)	1
Other	(3)	—	1	3
Total	$14	$14	$36	$55

Change in unrealized gains and losses summary:
Fixed maturities	$93	$(282)	$181	$(307)
Equity securities	142	38	171	419
Net change in pension actuarial loss and prior service cost	—	3	(1)	5
Adjustment to deferred acquisition costs and life policy reserves	(5)	26	(8)	29
Other	6	(2)	8	(5)
Income taxes on above	(82)	76	(123)	(49)
Total	$154	$(141)	$228	$92

During the three and six months ended June 30, 2014 and 2013, there were no credit losses on fixed-maturity securities for which a portion of other-than-temporary impairment (OTTI) has been recognized in other comprehensive income.

During the three months ended June 30, 2014, there was one equity security and no fixed-maturity securities other-than-temporarily impaired. During the six months ended June 30, 2014, there were three equity securities and one fixed-maturity security other-than-temporarily impaired. At June 30, 2014, 247 fixed-maturity investments with a total unrealized loss of $21 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity investments had fair values below 70 percent of amortized cost. Four equity investments with a total unrealized loss of $4 million had been in an unrealized loss position for 12 months or more as of June 30, 2014. Of that total, no equity investments were trading below 70 percent of cost.

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

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

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

Fair Value Disclosures for Assets
The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis at June 30, 2014, and December 31, 2013. We do not have any material liabilities carried at fair value. There were no transfers between Level 1 and Level 2.

(In millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At June 30, 2014
Fixed maturities, available for sale:
States, municipalities and political subdivisions	$—	$3,370	$—	$3,370
Convertibles and bonds with warrants attached	—	7	—	7
United States government	7	—	—	7
Government-sponsored enterprises	—	208	—	208
Foreign government	—	10	—	10
Commercial mortgage-backed	—	226	—	226
Corporate	—	5,546	9	5,555
Subtotal	7	9,367	9	9,383
Common equities, available for sale	4,447	—	—	4,447
Nonredeemable preferred equities, available for sale	—	156	2	158
Separate accounts taxable fixed maturities	—	719	—	719
Top Hat Savings Plan mutual funds and common equity (included in Other assets)	17	—	—	17
Total	$4,471	$10,242	$11	$14,724
At December 31, 2013
Fixed maturities, available for sale:
States, municipalities and political subdivisions	$—	$3,211	$—	$3,211
Convertibles and bonds with warrants attached	—	17	—	17
United States government	7	—	—	7
Government-sponsored enterprises	—	200	—	200
Foreign government	—	10	—	10
Commercial mortgage-backed	—	143	—	143
Corporate	—	5,531	2	5,533
Subtotal	7	9,112	2	9,121
Common equities, available for sale	4,213	—	—	4,213
Nonredeemable preferred equities, available for sale	—	160	2	162
Separate accounts taxable fixed-maturities	—	682	—	682
Top Hat Savings Plan mutual funds and common equity (included in Other assets)	14	—	—	14
Total	$4,234	$9,954	$4	$14,192

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

Each financial instrument that was deemed to have significant unobservable inputs when determining valuation is identified in the following tables by security type with a summary of changes in fair value as of June 30, 2014. Total Level 3 assets continue to be less than 1 percent of financial assets measured at fair value in the condensed consolidated balance sheets. Assets presented in the table below were valued based primarily on broker/dealer quotes for which there is a lack of transparency as to inputs used to develop the valuations. The quantitative detail of these unobservable inputs is neither provided nor reasonably available to us.

The following tables provide the change in Level 3 assets for the three months ended June 30:

(In millions)	Asset fair value measurements using significant unobservable inputs (Level 3)
	Corporate fixed maturities	Commercial mortgage- backed fixed maturities	States, municipalities and political subdivisions fixed maturities	Nonredeemable preferred equities	Total
Beginning balance, March 31, 2014	$8	$5	$—	$2	$15
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—	—
Included in other comprehensive income	—	—	—	—	—
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Transfers into Level 3	1	—	—	—	1
Transfers out of Level 3	—	(5)	—	—	(5)
Ending balance, June 30, 2014	$9	$—	$—	$2	$11

Beginning balance, March 31, 2013	$3	—	$1	$2	$6
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—	—
Included in other comprehensive income	—	—	—	—	—
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Ending balance, June 30, 2013	$3	—	$1	$2	$6

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

The following tables provide the change in Level 3 assets for the six months ended June 30:

(In millions)	Asset fair value measurements using significant unobservable inputs (Level 3)
	Corporate fixed maturities	Commercial mortgage- backed fixed maturities	States, municipalities and political subdivisions fixed maturities	Nonredeemable preferred equities	Total
Beginning balance, January 1, 2014	$2	$—	$—	$2	$4
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—	—
Included in other comprehensive income	—	—	—	—	—
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Transfers into Level 3	7	5	—	—	12
Transfers out of Level 3	—	(5)	—	—	(5)
Ending balance, June 30, 2014	$9	$—	$—	$2	$11

Beginning balance, January 1, 2013	$3	$—	$1	$1	$5
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—	—
Included in other comprehensive income	—	—	—	—	—
Purchases	—	—	—	1	1
Sales	—	—	—	—	—
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Ending balance, June 30, 2013	$3	$—	$1	$2	$6

Additional disclosures for the Level 3 category are not material.

Fair Value Disclosure for Assets and Liabilities Not Carried at Fair Value

The disclosures below are presented to provide timely information about the effects of current market conditions on financial instruments that are not reported at fair value in our condensed consolidated financial statements.

This table summarizes the book value and principal amounts of our long-term debt:

(In millions)			Book value		Principal amount
			June 30,	December 31,	June 30,	December 31,
Interest rate	Year of issue		2014	2013	2014	2013
6.900%	1998	Senior debentures, due 2028	$28	$28	$28	$28
6.920%	2005	Senior debentures, due 2028	391	391	391	391
6.125%	2004	Senior notes, due 2034	371	371	374	374
		Total	$790	$790	$793	$793

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

The following table shows fair values of our note payable and long-term debt subject to fair value disclosure requirements:

(In millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At June 30, 2014
Note payable	$—	$49	$—	$49
6.900% senior debentures, due 2028	—	34	—	34
6.920% senior debentures, due 2028	—	485	—	485
6.125% senior notes, due 2034	—	432	—	432
Total	$—	$1,000	$—	$1,000

At December 31, 2013
Note payable	$—	$104	$—	$104
6.900% senior debentures, due 2028	—	30	—	30
6.920% senior debentures, due 2028	—	458	—	458
6.125% senior notes, due 2034	—	399	—	399
Total	$—	$991	$—	$991

During the second quarter of 2014, we repaid $55 million on our revolving short-term line of credit as part of routine cash management.

The following table shows the fair value of our life policy loans, included in other invested assets, subject to fair value disclosure requirements:

(In millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At June 30, 2014
Life policy loans	$—	$—	$43	$43

At December 31, 2013
Life policy loans	$—	$—	$45	$45

Outstanding principal and interest for these life policy loans was $34 million and $36 million at June 30, 2014, and December 31, 2013, respectively.

The following table shows fair values of our deferred annuities and structured settlements, included in life policy and investment contract reserves, subject to fair value disclosure requirements:

(In millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At June 30, 2014
Deferred annuities	$—	$—	$911	$911
Structured settlements	—	218	—	218
Total	$—	$218	$911	$1,129

At December 31, 2013
Deferred annuities	$—	$—	$911	$911
Structured settlements	—	219	—	219
Total	$—	$219	$911	$1,130

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

Recorded reserves for the deferred annuities were $865 million and $862 million at June 30, 2014, and December 31, 2013, respectively. Recorded reserves for the structured settlements were $184 million and $189 million at June 30, 2014, and December 31, 2013, respectively.

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

NOTE 4 – PROPERTY CASUALTY LOSS AND LOSS EXPENSES
This table summarizes activity for our consolidated property casualty loss and loss expense reserves:

(In millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Gross loss and loss expense reserves, beginning of period	$4,323	$4,173	$4,241	$4,169
Less reinsurance receivable	289	349	299	356
Net loss and loss expense reserves, beginning of period	4,034	3,824	3,942	3,813
Net incurred loss and loss expenses related to:
Current accident year	773	675	1,478	1,209
Prior accident years	(66)	(92)	(95)	(102)
Total incurred	707	583	1,383	1,107
Net paid loss and loss expenses related to:
Current accident year	309	249	506	370
Prior accident years	306	272	693	664
Total paid	615	521	1,199	1,034
Net loss and loss expense reserves, end of period	4,126	3,886	4,126	3,886
Plus reinsurance receivable	282	333	282	333
Gross loss and loss expense reserves, end of period	$4,408	$4,219	$4,408	$4,219

We use actuarial methods, models and judgment to estimate, as of a financial statement date, the property casualty loss and loss expense reserves required to pay for and settle all outstanding insured claims, including incurred but not reported (IBNR) claims, as of that date. The actuarial estimate is subject to review and adjustment by an inter-departmental committee that includes actuarial management that is familiar with relevant company and industry business, claims and underwriting trends, as well as general economic and legal trends that could affect future loss and loss expense payments. The amount we will actually have to pay for claims can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate. The reserve for loss and loss expenses in the condensed consolidated balance sheets also included $36 million at June 30, 2014, and $65 million at June 30, 2013, for certain life and health loss and loss expense reserves.

For the three months ended June 30, 2014, we experienced $66 million of favorable development on prior accident years, including $57 million of favorable development in commercial lines, $1 million of favorable development in personal lines and $8 million favorable development in excess and surplus lines. This included $5 million from favorable development of catastrophe losses for the three months ended June 30, 2014, compared with $8 million of favorable development of catastrophe losses for the three months ended June 30, 2013. We recognized favorable reserve development during the three months ended June 30, 2014 of $24 million for the commercial casualty line and $22 million for the commercial property line due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines.

For the six months ended June 30, 2014, we experienced $95 million of favorable development on prior accident years, including $60 million of favorable development in commercial lines, $18 million of favorable development in personal lines and $17 million favorable development in excess and surplus lines. This included
$14 million from favorable development of catastrophe losses for the six months ended June 30, 2014, compared with $15 million of favorable development of catastrophe losses for the six months ended June 30, 2013. We recognized favorable reserve development during the six months ended June 30, 2014, of $24 million for the commercial property line and $30 million for the workers' compensation line due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines.

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

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

This table summarizes our life policy and investment contract reserves:

(In millions)	June 30, 2014	December 31, 2013
Ordinary/traditional life	$848	$815
Universal life	511	508
Deferred annuities	865	862
Structured settlements	184	189
Other	46	16
Total life policy and investment contract reserves	$2,454	$2,390

NOTE 6 – DEFERRED ACQUISITION COSTS
Expenses directly related to successfully acquired insurance policies – primarily commissions, premium taxes and underwriting costs – are deferred and amortized over the terms of the policies. We update our acquisition cost assumptions periodically to reflect actual experience, and we evaluate the costs for recoverability. The table below shows the deferred policy acquisition costs and asset reconciliation.

(In millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Deferred policy acquisition costs asset, beginning of period	$564	$491	$565	$470
Capitalized deferred policy acquisition costs	216	203	422	401
Amortized deferred policy acquisition costs	(202)	(183)	(403)	(362)
Amortized shadow deferred policy acquisition costs	(7)	35	(13)	37
Deferred policy acquisition costs asset, end of period	$571	$546	$571	$546

No premium deficiencies were recorded in the condensed consolidated statements of income, as the sum of the anticipated loss and loss adjustment expenses, policyholder dividends and unamortized deferred acquisition expenses did not exceed the related unearned premiums and anticipated investment income.

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income includes changes in unrealized gains and losses on investments available for sale and other invested assets, changes in pension obligations and changes in life deferred acquisition costs, life policy reserves and other as follows:

(In millions)	Three months ended June 30,
	2014			2013
	Before tax	Income tax	Net	Before tax	Income tax	Net
Accumulated unrealized gains, net, on investments available for sale, beginning of period	$2,452	$849	$1,603	$2,231	$771	$1,460

Other comprehensive income before reclassification	252	87	165	(230)	(81)	(149)
Reclassification adjustment for realized investment gains, net, included in net income	(17)	(5)	(12)	(14)	(4)	(10)
Effect on other comprehensive income	235	82	153	(244)	(85)	(159)
Accumulated unrealized gains, net, on investments available for sale, end of period	$2,687	$931	$1,756	$1,987	$686	$1,301

Accumulated unrealized losses, net, for pension obligations, beginning of period	$(19)	$(6)	$(13)	$(99)	$(34)	$(65)
Other comprehensive income before reclassification	—	—	—		—	—
Reclassification adjustment for amortization of actuarial loss and prior service cost, net, included in net income	—	—	—	3	1	2
Effect on other comprehensive income	—	—	—	3	1	2
Accumulated unrealized losses, net, for pension obligations, end of period	$(19)	$(6)	$(13)	$(96)	$(33)	$(63)

Accumulated unrealized losses, net, on life deferred acquisition costs, life policy reserves and other, beginning of period	$(17)	$(5)	$(12)	$(50)	$(17)	$(33)
Other comprehensive income before reclassification	(2)	—	(2)	27	10	17
Reclassification adjustment for life deferred acquisition costs, life policy reserves and other, net, included in net income	3	—	3	(3)	(2)	(1)
Effect on other comprehensive income	1	—	1	24	8	16
Accumulated unrealized losses, net, on life deferred acquisition costs, life policy reserves and other, end of period	$(16)	$(5)	$(11)	$(26)	$(9)	$(17)

Accumulated other comprehensive income, beginning of period	$2,416	$838	$1,578	$2,082	$720	$1,362
Change in unrealized gains, net, on investments available for sale	235	82	153	(244)	(85)	(159)
Change in pension obligations	—	—	—	3	1	2
Change in life deferred acquisition costs, life policy reserves and other	1	—	1	24	8	16
Effect on other comprehensive income	236	82	154	(217)	(76)	(141)
Accumulated other comprehensive income, end of period	$2,652	$920	$1,732	$1,865	$644	$1,221

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

(In millions)	Six months ended June 30,
	2014			2013
	Before tax	Income tax	Net	Before tax	Income tax	Net
Accumulated unrealized gains, net, on investments available for sale, beginning of period	$2,335	$808	$1,527	$1,875	$647	$1,228

Other comprehensive income before reclassification	387	135	252	164	56	108
Reclassification adjustment for realized investment gains, net, included in net income	(35)	(12)	(23)	(52)	(17)	(35)
Effect on other comprehensive income	352	123	229	112	39	73
Accumulated unrealized gains, net, on investments available for sale, end of period	$2,687	$931	$1,756	$1,987	$686	$1,301

Accumulated unrealized losses, net, for pension obligations, beginning of period	$(18)	$(6)	$(12)	$(101)	$(35)	$(66)
Other comprehensive income before reclassification	—	—	—	—	—	—
Reclassification adjustment for amortization of actuarial loss and prior service cost, net, included in net income	(1)	—	(1)	5	2	3
Effect on other comprehensive income	(1)	—	(1)	5	2	3
Accumulated unrealized losses, net, for pension obligations, end of period	$(19)	$(6)	$(13)	$(96)	$(33)	$(63)

Accumulated unrealized losses, net, on life deferred acquisition costs, life policy reserves and other, beginning of period	$(16)	$(5)	$(11)	$(50)	$(17)	$(33)
Other comprehensive income before reclassification	1	1	—	27	10	17
Reclassification adjustment for life deferred acquisition costs, life policy reserves and other, net, included in net income	(1)	(1)	—	(3)	(2)	(1)
Effect on other comprehensive income	—	—	—	24	8	16
Accumulated unrealized losses, net, on life deferred acquisition costs, life policy reserves and other, end of period	$(16)	$(5)	$(11)	$(26)	$(9)	$(17)

Accumulated other comprehensive income, beginning of period	$2,301	$797	$1,504	$1,724	$595	$1,129
Change in unrealized gains, net, on investments available for sale	352	123	229	112	39	73
Change in pension obligations	(1)	—	(1)	5	2	3
Change in life deferred acquisition costs, life policy reserves and other	—	—	—	24	8	16
Effect on other comprehensive income	351	123	228	141	49	92
Accumulated other comprehensive income, end of period	$2,652	$920	$1,732	$1,865	$644	$1,221

The reclassification adjustment for realized gains on investments available for sale and life deferred acquisition costs, life policy reserves and other is recorded in the total realized investment gains, net, line item of the condensed consolidated statements of income.

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

NOTE 8 – REINSURANCE
Reinsurance mitigates the risk of highly uncertain exposures and reduces the maximum net loss that can arise from large risks or risks concentrated in areas of exposure. Management's decisions about the appropriate level of risk retention are affected by various factors, including changes in our underwriting practices, capacity to retain risks and reinsurance market conditions.

Primary components of our property casualty reinsurance program include a property per risk treaty, property excess treaty, casualty per occurrence treaty, casualty excess treaty, property catastrophe treaty and catastrophe bonds.

Our condensed consolidated statements of income include earned consolidated property casualty insurance premiums on assumed and ceded business:

(In millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Direct earned premiums	$1,048	$958	$2,067	$1,893
Assumed earned premiums	2	3	5	5
Ceded earned premiums	(44)	(51)	(87)	(99)
Net earned premiums	$1,006	$910	$1,985	$1,799

Our condensed consolidated statements of income include incurred consolidated property casualty insurance loss and loss expenses on assumed and ceded business:

(In millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Direct incurred loss and loss expenses	$716	$593	$1,393	$1,128
Assumed incurred loss and loss expenses	2	5	4	7
Ceded incurred loss and loss expenses	(11)	(15)	(14)	(28)
Net incurred loss and loss expenses	$707	$583	$1,383	$1,107

Our life insurance company purchases reinsurance for protection of a portion of the risk that is written. Primary components of our life reinsurance program include individual mortality coverage and aggregate catastrophe and accidental death coverage in excess of certain deductibles.

Our condensed consolidated statements of income include earned life insurance premiums on ceded business:

(In millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Direct earned premiums	$68	$58	$130	$114
Ceded earned premiums	(15)	(14)	(29)	(28)
Net earned premiums	$53	$44	$101	$86

Our condensed consolidated statements of income include life insurance contract holders' benefits incurred on ceded business:

(In millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Direct contract holders' benefits incurred	$68	$62	$148	$126
Ceded contract holders' benefits incurred	(12)	(14)	(36)	(34)
Net contract holders' benefits incurred	$56	$48	$112	$92

The ceded benefits incurred can vary depending on the type of life insurance policy held and the year the policy was sold.

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

NOTE 9 – INCOME TAXES
As of June 30, 2014, and December 31, 2013, we had no liability for unrecognized tax benefits.

The differences between the 35 percent statutory income tax rate and our effective income tax rate were as follows:

(In millions)	Three months ended June 30,				Six months ended June 30,
	2014		2013		2014		2013
Tax at statutory rate	$37	35.0%	$52	35.0%	$79	35.0%	$128	35.0%
Increase (decrease) resulting from:
Tax-exempt income from municipal bonds	(8)	(7.5)	(9)	(6.1)	(16)	(7.1)	(16)	(4.4)
Dividend received exclusion	(7)	(6.5)	(6)	(4.2)	(14)	(6.2)	(12)	(3.3)
Other	1	0.5	1	1.0	2	0.9	1	0.4
Provision for income taxes	$23	21.5%	$38	25.7%	$51	22.6%	$101	27.7%

The change in our effective tax rate was primarily due to changes in pretax income from underwriting results and realized investment gains and losses, compared with immaterial changes in the amount of permanent book-tax differences.

NOTE 10 – NET INCOME PER COMMON SHARE
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are computed based on the weighted average number of common and dilutive potential common shares outstanding using the treasury stock method. The table shows calculations for basic and diluted earnings per share:

(In millions except per share data)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Numerator:
Net income—basic and diluted	$84	$110	$175	$264
Denominator:
Basic weighted-average common shares outstanding	163.5	163.5	163.5	163.3
Effect of stock-based awards:
Stock options	1.0	1.2	1.0	1.1
Nonvested shares	0.6	0.7	0.6	0.7
Adjusted diluted weighted-average shares	165.1	165.4	165.1	165.2
Earnings per share:
Basic	$0.51	$0.67	$1.07	$1.62
Diluted	0.51	0.66	1.06	1.60
Number of anti-dilutive share-based awards	0.7	0.3	0.7	0.4

The sources of dilution of our common shares are certain equity-based awards. See our 2013 Annual Report on Form 10-K, Item 8, Note 17, Share-Based Associate Compensation Plans, Page 154, for information about equity-based awards. The above table shows the number of anti-dilutive share-based awards for the three and six months ended June 30, 2014 and 2013. We did not include these share-based awards in the computation of net income per common share (diluted) because their exercise would have anti-dilutive effects.

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

NOTE 11 – EMPLOYEE RETIREMENT BENEFITS
The following summarizes the components of net periodic costs for our qualified and supplemental pension plans:

(In millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Service cost	$3	$3	$5	$6
Interest cost	3	3	7	6
Expected return on plan assets	(4)	(4)	(8)	(8)
Amortization of actuarial loss and prior service cost	0	3	1	5
Net periodic benefit cost	$2	$5	$5	$9

See our 2013 Annual Report on Form 10-K, Item 8, Note 13, Employee Retirement Benefits, Page 148, for information on our retirement benefits. We made matching contributions of $2 million to our 401(k) and Top Hat savings plans during both the second quarter of 2014 and 2013 and contributions of $6 million and $5 million for the first six months of 2014 and 2013, respectively.

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

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

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

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

Segment information is summarized in the following table:

(In millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues:
Commercial lines insurance
Commercial casualty	$234	$211	$458	$415
Commercial property	180	152	351	299
Commercial auto	132	117	258	231
Workers' compensation	95	87	187	175
Specialty packages	30	37	66	76
Management liability and surety	31	30	62	59
Machinery and equipment	12	11	24	21
Commercial lines insurance premiums	714	645	1,406	1,276
Fee revenue	1	1	2	1
Total commercial lines insurance	715	646	1,408	1,277
Personal lines insurance
Personal auto	117	109	233	216
Homeowner	111	99	220	195
Other personal lines	30	29	59	57
Personal lines insurance premiums	258	237	512	468
Fee revenue	1	1	1	1
Total personal lines insurance	259	238	513	469

Excess and surplus lines insurance	34	28	67	55

Life insurance premiums	53	44	101	86
Separate account investment management fees	1	1	3	2
Total life insurance	54	45	104	88

Investment operations
Investment income, net of expenses	136	131	271	259
Realized investment gains, net	14	14	36	55
Total investments	150	145	307	314

Other	2	2	4	4
Total revenues	$1,214	$1,104	$2,403	$2,207

Income (loss) before income taxes:
Insurance underwriting results
Commercial lines insurance	$28	$34	$30	$92
Personal lines insurance	(40)	(1)	(47)	19
Excess and surplus lines insurance	5	1	9	1
Life insurance	(1)	3	(1)	10
Investment operations	130	127	266	275
Other	(15)	(16)	(31)	(32)
Total income before income taxes	$107	$148	$226	$365

Identifiable assets:	June 30, 2014	December 31, 2013
Property casualty insurance	$2,636	$2,455
Life insurance	1,263	1,225
Investment operations	14,104	13,618
Other	332	364
Total	$18,335	$17,662

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

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

Factors that could cause or contribute to such differences include, but are not limited to:

•	Unusually high levels of catastrophe losses due to risk concentrations, changes in weather patterns, environmental events, terrorism incidents or other causes

•	Increased frequency and/or severity of claims or development of claims that are unforeseen at the time of policy issuance

•	Inadequate estimates or assumptions used for critical accounting estimates

•	Declines in overall stock market values negatively affecting the company’s equity portfolio and book value

•	Domestic and global events resulting in capital market or credit market uncertainty, followed by prolonged periods of economic instability or recession, that lead to:

◦	Significant or prolonged decline in the value of a particular security or group of securities and impairment of the asset(s)

◦	Significant decline in investment income due to reduced or eliminated dividend payouts from a particular security or group of securities

◦	Significant rise in losses from surety and director and officer policies written for financial institutions or other insured entities

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

•	Increased competition that could result in a significant reduction in the company’s premium volume

•	Changing consumer insurance-buying habits and consolidation of independent insurance agencies that could alter our competitive advantages

•	Inability to obtain adequate reinsurance on acceptable terms, amount of reinsurance purchased, financial strength of reinsurers and the potential for nonpayment or delay in payment by reinsurers

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

•	Inability to defer policy acquisition costs for any business segment if pricing and loss trends would lead management to conclude that segment could not achieve sustainable profitability

•	Inability of our subsidiaries to pay dividends consistent with current or past levels

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

Further, the company’s insurance businesses are subject to the effects of changing social, global, economic and regulatory environments. Public and regulatory initiatives have included efforts to adversely influence and restrict premium rates, restrict the ability to cancel policies, impose underwriting standards and expand overall regulation. The company also is subject to public and regulatory initiatives that can affect the market value for its common stock, such as measures affecting corporate financial reporting and governance. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

CORPORATE FINANCIAL HIGHLIGHTS

Net Income and Comprehensive Income Data

(In millions except per share data)	Three months ended June 30,			Six months ended June 30,
	2014	2013	% Change	2014	2013	% Change
Net income and comprehensive income data:
Earned premiums	$1,059	$954	11	$2,086	$1,885	11
Investment income, net of expenses (pretax)	136	131	4	271	259	5
Realized investment gains and losses, net (pretax)	14	14	0	36	55	(35)
Total revenues	1,214	1,104	10	2,403	2,207	9
Net income	84	110	(24)	175	264	(34)
Comprehensive income (loss)	238	(31)	nm	403	356	13
Net income—diluted	$0.51	$0.66	(23)	$1.06	$1.60	(34)
Cash dividends declared	0.44	0.4075	8	0.88	0.815	8
Adjusted weighted average shares outstanding	165.1	165.4	0	165.1	165.2	0

Revenues rose for the second quarter and the first six months of 2014 compared with the same periods of 2013, primarily due to growth in earned premiums. Premium and investment revenue trends are discussed further in the respective sections of Results of Operations.

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

Net income for the second quarter of 2014 compared with the same quarter of 2013 decreased $26 million, primarily due to a decrease in property casualty underwriting income of $27 million after taxes. Higher catastrophe losses, mostly weather related, accounted for $25 million of that decrease. After-tax investment income in our investment segment results for the second quarter of 2014 rose $4 million compared with the same quarter of 2013. Life insurance segment results on a pretax basis were $4 million lower.

For the six-month period ended June 30, 2014, net income decreased $89 million compared with the same period of 2013, also primarily due to a decrease in property casualty underwriting income of $78 million after taxes, including $75 million from higher catastrophe losses. After-tax investment income increased by $10 million while after-tax net realized investment gains and losses were $13 million lower. Life insurance segment results on a pretax basis were $11 million lower.

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

The board of directors is committed to rewarding shareholders directly through cash dividends and through share repurchase authorizations. Through 2013, the company had increased the indicated annual cash dividend rate for 53 consecutive years, a record we believe was matched by only nine other publicly traded companies. In January 2014, the board of directors increased the second-quarter dividend to 44 cents per share, setting the stage for our 54th consecutive year of increasing cash dividends. During the first six months of 2014, cash dividends declared by the company increased approximately 8 percent compared with the same period of 2013. That increase reflected board actions in both August 2013 and January 2014 that raised the per-share amount of regular dividends. Our board regularly evaluates relevant factors in decisions related to dividends and share repurchases. The 2014 dividend increase reflected our strong earnings performance and signaled management’s and the board’s positive outlook and confidence in our outstanding capital, liquidity and financial flexibility.

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

Balance Sheet Data and Performance Measures

(In millions except share data)	At June 30,	At December 31,
	2014	2013
Balance sheet data:
Invested assets	$14,060	$13,564
Total assets	18,335	17,662
Short-term debt	49	104
Long-term debt	790	790
Shareholders' equity	6,343	6,070
Book value per share	38.77	37.21
Debt-to-total-capital ratio	11.7%	12.8%

Total assets at June 30, 2014, increased 4 percent compared with year-end 2013, primarily due to growth in invested assets that was largely driven by higher valuations. Shareholders’ equity rose 4 percent, and book value per share also rose 4 percent during the first six months of 2014. Our debt-to-total-capital ratio (capital is the sum of debt plus shareholders’ equity) decreased compared with year-end 2013. The value creation ratio, a non-GAAP measure defined below, was slightly higher for the first six months of 2014 compared with 2013, due to more benefit from the rise in unrealized investment gains for our investment portfolio. The $1.56 increase in book value per share during the first six months of 2014 contributed 4.2 percentage points to the value creation ratio, while dividends declared at $0.88 per share contributed 2.4 points. Value creation ratio trends in total and by major components, along with a reconciliation of the non-GAAP measure to comparable GAAP measures, are shown in the tables below.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Value creation ratio major components:
Net income before realized gains	1.2%	1.8%	2.5%	4.2%
Change in realized and unrealized gains, fixed-maturity securities	1.0	(3.2)	2.0	(3.6)
Change in realized and unrealized gains, equity securities	1.6	0.6	2.2	5.6
Other	0.1	0.4	(0.1)	0.2
Value creation ratio	3.9%	(0.4)%	6.6%	6.4%

(Dollars are per outstanding share)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Book value change per share:
End of period book value	$38.77	$34.83	$38.77	$34.83
Less beginning of period book value	37.73	35.41	37.21	33.48
Change in book value	$1.04	$(0.58)	$1.56	$1.35

Change in book value:
Net income before realized gains	$0.46	$0.62	$0.93	$1.40
Change in realized and unrealized gains, fixed-maturity securities	0.38	(1.12)	0.73	(1.21)
Change in realized and unrealized gains, equity securities	0.62	0.20	0.81	1.86
Dividend declared to shareholders	(0.44)	(0.41)	(0.88)	(0.82)
Other	0.02	0.13	(0.03)	0.12
Change in book value	$1.04	$(0.58)	$1.56	$1.35

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

(Dollars are per outstanding share)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Value creation ratio:
End of period book value	$38.77	$34.83	$38.77	$34.83
Less beginning of period book value	37.73	35.41	37.21	33.48
Change in book value	1.04	(0.58)	1.56	1.35
Dividend declared to shareholders	0.44	0.4075	0.88	0.815
Total contribution to value creation ratio	$1.48	$(0.1725)	$2.44	$2.165

Contribution to value creation ratio from change in book value*	2.7%	(1.6)%	4.2%	4.0%
Contribution to value creation ratio from dividends declared to shareholders**	1.2	1.2	2.4	2.4
Value creation ratio	3.9%	(0.4)%	6.6%	6.4%

*Change in book value divided by the beginning of period book value
**Dividend declared to shareholders divided by beginning of period book value

PROGRESS TOWARD LONG-TERM VALUE CREATION
Operating through The Cincinnati Insurance Company, Cincinnati Financial Corporation is one of the 25 largest property casualty insurers in the nation, based on 2013 net written premiums for approximately 2,000 U.S. stock and mutual insurer groups. We market our insurance products through a select group of independent insurance agencies in 39 states as discussed in our 2013 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 5.

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

Performance Drivers
When looking at our long-term objectives, we see three performance drivers:

•
Premium growth – We believe our agency relationships and initiatives can lead to a property casualty written premium growth rate over any five-year period that exceeds the industry average. For the first six months of 2014, our total property casualty net written premiums’ year-over-year growth was 8 percent, comparing favorably with A.M. Best's February 2014 projection of approximately 4 percent full-year growth for the industry. The industry's growth rate excludes its mortgage and financial guaranty lines of business. Our premium growth initiatives are discussed below in Highlights of Our Strategies and Supporting Initiatives.

•
Combined ratio – We believe our underwriting philosophy and initiatives can generate a GAAP combined ratio over any five-year period that is consistently within the range of 95 percent to 100 percent. For the first six months of 2014, our GAAP combined ratio was 100.6 percent and our statutory combined ratio was 98.9 percent, both including 10.9 percentage points of current accident

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

year catastrophe losses partially offset by 4.8 percentage points of favorable loss reserve development on prior accident years. As of February 2014, A.M. Best forecasted the industry's full-year 2014 statutory combined ratio at approximately 99 percent, including approximately 5 percentage points of catastrophe losses and a favorable impact of approximately 5 percentage points from prior accident year reserve releases. The industry's ratio again excludes its mortgage and financial guaranty lines of business.

•
Investment contribution – We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year return of the Standard & Poor’s 500 Index. For the six months of 2014, pretax investment income was $271 million, up 5 percent compared with the same period in 2013. We believe our investment portfolio mix provides an appropriate balance of income stability and growth with capital appreciation potential.

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

•
Improve insurance profitability – Implementation of these initiatives is intended to enhance underwriting expertise and knowledge, thereby increasing our ability to manage our business and gain efficiencies. Better profit margins can arise from additional information and more focused action on underperforming product lines, as well as pricing capabilities we are expanding through the use of technology and analytics. Improved internal processes with additional performance metrics can help us be more efficient and effective. These initiatives also support the ability of the independent agencies that represent us to grow profitably by allowing them to serve clients faster and to more efficiently manage agency expenses.

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

Ongoing efforts to expand our pricing precision include enhancement of analytics and predictive modeling tools to better align individual insurance policy pricing to risk attributes. Further integration of such tools with policy administration systems is intended to better target profitability and support discussion of pricing impacts with agency personnel as we seek to remain competitive on the most desirable business while we rapidly adapt to changes in market conditions.
Rate increases that apply pricing precision features for our personal auto line of business continue to be implemented, and were effective beginning second-quarter 2014 for the majority of states where we market personal lines products. On average, the rate increase was in a low-single-digit range, with approximately half of those states experiencing a mid-single-digit increase.

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

For commercial autos we insure, pricing precision is an ongoing focus through actions such as premium rate classification improvements, including adding rating variables to our pricing model and further automating collection of key rating variables. We are also making progress with predictive modeling for dwelling fire policies and development of a by-peril rating plan for homeowner policies. We plan to introduce both in select states during 2014. By-peril rating will further improve pricing precision by separately pricing for the risk of losses from distinct perils, such as wind versus fire.
Work continues on initiatives to more profitably underwrite property coverages, including more staff specialization, increased insured property inspections to prevent or reduce losses and provide enhanced underwriting knowledge, and greater use of deductibles or other policy terms and conditions as policies renew. During the warmer-weather months of 2014, we plan to complete inspections for approximately 130,000 properties, including both homes and businesses. During the first six months of 2014, we completed approximately one-third of those inspections. We are also taking other actions, such as increasing our use of higher minimum loss deductible amounts for homeowner policies and per-building deductibles for commercial risks, along with more use of wind and hail deductibles in areas subject to severe convective storm activity.

•
Improve internal processes – Improved processes support our strategic goals, reducing internal costs and allowing us to focus more resources on providing agency services. Important improvements include continuing to streamline processing between company and agency management systems for more policies. This streamlining allows for renewal processing of qualified personal lines or small commercial lines business without intervention by an underwriter or for routing of complex work items to the most appropriate associate for optimal service. Progress during the first six months of 2014 included deploying this streamlined process for renewals of commercial umbrella, inland marine, crime and professional coverages. Beginning in April 2014, it was deployed for renewing personal lines policies. Audits of policies processed without an underwriter continue to indicate that the streamlined process is underwriting and issuing policies as intended.

In 2014, we are also enhancing policy processing by migrating additional types of coverages to our e-CLAS® CPP commercial lines policy administration system. During the first six months, we began e-CLAS processing for workers’ compensation policies in six more states, for a total of eight states representing approximately half of our workers’ compensation premium volume. We also migrated our social services and manufacturing target market programs to e-CLAS, making them available in 14 states at June 30, 2014. Work also continues to improve internal processes by enhancing our policy billing or payment options and our workflow tools.

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

In addition, we expect these initiatives to contribute to our rank as the No. 1 or No. 2 carrier based on premium volume in agencies that have represented us for at least five years. In 2013, we again earned that rank in nearly 75 percent of the agencies that have represented Cincinnati Insurance for more than five years, based on 2013 premiums. We are working to increase the percentage of agencies where we achieve that rank.

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

Drive Premium Growth
Primary initiatives to drive premium growth include:

•
Expansion of our marketing and service capabilities – We continue to enhance our generalist approach to allow our appointed agencies to better compete in the marketplace by providing services an agent's clients want and need. Expansion initiatives include ongoing development of targeted marketing programs, adding field marketing representatives for additional agency support in selected areas and piloting additional services to select agencies to develop our new customer care center for small commercial business policies. Progress during the first six months of 2014 included entering the state of Connecticut for personal lines and expanding our excess and surplus lines field underwriting presence by adding another field marketing representative. In addition, we added two commercial lines field marketing representatives to better support agencies in recently subdivided marketing territories. We also continued efforts to develop new target market programs and to expand our pilot of a customer care center for small commercial business policies to additional agencies.

•
New agency appointments – We continue to appoint new agencies to develop additional points of distribution, focusing on areas where our market share is less than 1 percent while also considering economic and catastrophe risk factors. For 2014, we initially targeted approximately 100 appointments of independent agencies. During the first six months of 2014, we appointed 50 new agencies that write, in aggregate, approximately $1.4 billion in property casualty premiums annually with various insurance carriers for an average of approximately $28 million per agency. As of June 30, 2014, a total of 1,467 agency relationships market our property casualty insurance products from 1,854 reporting locations. During the first six months of 2014, our life insurance company also appointed 51 independent life agencies that do not represent us for property casualty insurance.

We seek to build a close, long-term relationship with each agency we appoint. We carefully evaluate the marketing reach of each new appointment to ensure the territory can support both current and new agencies. Our 132 commercial lines field marketing territories are staffed by marketing representatives averaging approximately 20 years of industry experience and 10 years as a Cincinnati Insurance field marketing representative. Teams of field associates for each territory work together, providing local expertise with support from headquarters associates. This agent-centered business model helps us better understand the accounts we underwrite and creates marketing advantages for our agents. Unique Cincinnati-style service supports our agents as they grow their business and attract more clients in their communities. As a result, we generally have earned a 10 percent share of a property casualty agency's business within 10 years of its appointment.

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

At June 30, 2014, we held $1.654 billion of our cash and invested assets at the parent-company level, of which $1.489 billion, or 90.0 percent, was invested in common stocks, and $52 million, or 3.1 percent, was cash or cash equivalents. Our debt-to-total-capital ratio at 11.7 percent remains well below our target limit. Another important indicator of financial strength is our ratio of property casualty net written premiums to statutory surplus, which was 0.9-to-1 for the 12 months ended June 30, 2014, unchanged from year-end 2013.

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

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

All of our insurance subsidiaries continue to be highly rated. As of July 28, 2014, our insurer financial strength ratings were:

Insurer Financial Strength Ratings
Rating Agency	Standard Market Property Casualty Insurance Subsidiaries			Life Insurance Subsidiary			Excess and Surplus Lines Insurance Subsidiary			Date of Most Recent Affirmation or Action
			Rating Tier			Rating Tier			Rating Tier
A.M. Best Co.	A+	Superior	2 of 16	A	Excellent	3 of 16	A	Excellent	3 of 16	Stable outlook (12/19/13)
Fitch Ratings	A+	Strong	5 of 21	A+	Strong	5 of 21	-	-	-	Stable outlook (06/10/14)
Moody's Investors Service	A1	Good	5 of 21	-	-	-	-	-	-	Stable outlook (04/30/13)
Standard & Poor's Ratings Services	A	Strong	6 of 21	A	Strong	6 of 21	-	-	-	Positive outlook (06/18/14)

On June 10, 2014, Fitch Ratings affirmed our ratings that it had assigned in August 2009, continuing its stable outlook. Fitch said our ratings strengths include very strong capitalization, our holding company's sizeable position in cash and marketable securities and our moderate financial leverage ratio. Fitch noted our reserve adequacy and benefits from our implementation of claims and risk management tools in addition to pricing actions. Fitch said its rating could be unfavorably affected by a combined ratio exceeding 105 percent on a sustained basis, evidence of deteriorating profitability on recent growth or by material and sustained deterioration in capitalization.

On June 18, 2014, Standard & Poor's Ratings Services affirmed our ratings that it had assigned in July 2010, revising its outlook to positive from stable. S&P said its rating reflected our strong competitive position, favorable geographical footprint and extremely strong capital. With the positive outlook, it acknowledged our general underwriting improvement in recent years and our track record of mitigating potential capital and earnings volatility. S&P noted its rating could come under pressure if our overall operating performance or capital adequacy deteriorated significantly or upon perceived adverse changes to our competitive position.

Please see each rating agency’s website for complete discussion and reports on these ratings.

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

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

CONSOLIDATED PROPERTY CASUALTY INSURANCE RESULTS OF OPERATIONS
Consolidated property casualty insurance results include premiums and expenses for our standard market insurance (commercial lines and personal lines segments) as well as our excess and surplus lines operations.

(In millions)	Three months ended June 30,			Six months ended June 30,
	2014	2013	% Change	2014	2013	% Change
Earned premiums	$1,006	$910	11	$1,985	$1,799	10
Fee revenues	2	2	0	3	2	50
Total revenues	1,008	912	11	1,988	1,801	10
Loss and loss expenses from:
Current accident year before catastrophe losses	653	591	10	1,262	1,107	14
Current accident year catastrophe losses	120	84	43	216	102	112
Prior accident years before catastrophe losses	(61)	(84)	27	(81)	(87)	7
Prior accident years catastrophe losses	(5)	(8)	38	(14)	(15)	7
Loss and loss expenses	707	583	21	1,383	1,107	25
Underwriting expenses	308	295	4	613	582	5
Underwriting (loss) profit	$(7)	$34	nm	$(8)	$112	nm

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	64.8%	64.9%	(0.1)	63.6%	61.5%	2.1
Current accident year catastrophe losses	11.9	9.2	2.7	10.9	5.6	5.3
Prior accident years before catastrophe losses	(6.0)	(9.2)	3.2	(4.1)	(4.8)	0.7
Prior accident years catastrophe losses	(0.5)	(0.9)	0.4	(0.7)	(0.8)	0.1
Loss and loss expenses	70.2	64.0	6.2	69.7	61.5	8.2
Underwriting expenses	30.7	32.4	(1.7)	30.9	32.4	(1.5)
Combined ratio	100.9%	96.4%	4.5	100.6%	93.9%	6.7

Combined ratio	100.9%	96.4%	4.5	100.6%	93.9%	6.7
Contribution from catastrophe losses and prior years reserve development	5.4	(0.9)	6.3	6.1	0.0	6.1
Combined ratio before catastrophe losses and prior years reserve development	95.5%	97.3%	(1.8)	94.5%	93.9%	0.6

Our consolidated property casualty insurance operations generated an underwriting loss of $7 million and $8 million for the three and six months ended June 30, 2014, compared with an underwriting profit of $34 million and $112 million for three and six months ended June 30, 2013. The year-over-year change of $41 million for the three-month period and $120 million for the six-month period largely reflected increases in losses from weather-related natural catastrophes of $39 million and $115 million for the respective periods. Weather-related losses not identified as part of designated catastrophe events for the property casualty industry, typically referred to as noncatastrophe weather losses, also contributed to the 2014 underwriting loss. These losses in the second quarter and first six months of 2014 totaled $8 million and $45 million more than the same periods of 2013. The unfavorable effects of higher 2014 weather-related losses in aggregate offset the first-half 2014 benefits of higher pricing and our ongoing initiatives to improve pricing precision and loss experience related to claims and loss control practices.

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

Our consolidated property casualty combined ratio for the second quarter of 2014 was 4.5 percentage points higher, and for the first six months of 2014 it was 6.7 points higher, both compared with the same periods of 2013.

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

Catastrophe losses and loss expenses were 3.1 and 5.4 percentage points higher, accounting for much of the increase. Noncatastrophe weather-related losses were 0.4 and 2.0 points higher, further contributing to the higher 2014 combined ratios.

The combined ratio can be affected significantly by natural catastrophe losses and other large losses as discussed in detail below. The combined ratio can also be affected by updated estimates of loss and loss expense reserves established for claims that occurred in prior periods, referred to as prior accident years. Net favorable development on prior accident year reserves, including reserves for catastrophe losses, lowered the combined ratio by 4.8 percentage points in the first six months of 2014, compared with 5.6 percentage points in the same period of 2013. Net favorable development is discussed in further detail in results of operations by property casualty insurance segment.

The ratio for current accident year loss and loss expenses before catastrophe losses also rose in the first six months of 2014. The 63.6 percent ratio for the first six months of 2014 increased 2.1 percentage points compared with the 61.5 percent accident year 2013 ratio measured as of June 30, 2013. The effects of higher 2014 noncatastrophe weather-related losses and large losses of $1 million or more per claim, discussed below, offset the effects of overall higher pricing, net of normal loss cost inflation.

The underwriting expense ratio decreased for the second quarter and first six months of 2014, compared with the same periods of 2013, primarily due to higher earned premiums and ongoing expense management efforts.

Consolidated Property Casualty Insurance Premiums

(In millions)	Three months ended June 30,			Six months ended June 30,
	2014	2013	% Change	2014	2013	% Change
Agency renewal written premiums	$974	$879	11	$1,930	$1,724	12
Agency new business written premiums	133	139	(4)	256	274	(7)
Other written premiums	(25)	(34)	26	(67)	(44)	(52)
Net written premiums	1,082	984	10	2,119	1,954	8
Unearned premium change	(76)	(74)	(3)	(134)	(155)	14
Earned premiums	$1,006	$910	11	$1,985	$1,799	10

The trends in net written premiums and earned premiums summarized in the table above largely reflect the effects of our premium growth strategies and better pricing.

Consolidated property casualty net written premiums for the three and six months ended June 30, 2014, grew $98 million and $165 million compared with the same periods of 2013. Each of our property casualty segments continued to grow during the second quarter and first six months of 2014. Our premium growth initiatives from prior years provided an ongoing favorable effect on growth during 2014, particularly as newer agency relationships mature over time. We discuss current initiatives in the Highlights of Our Strategy and Supporting Initiatives section of this quarterly report. The main drivers of trends for 2014 are discussed by segment below in Results of Operations.

Consolidated property casualty agency new business written premiums for the three and six months ended June 30, 2014, decreased $6 million and $18 million compared with the same periods of 2013. New business written premiums were lower than the year-ago quarter for our commercial lines and personal lines insurance segments and higher for our excess and surplus lines insurance segment. New agency appointments during 2013 and 2014 produced a $10 million increase in standard lines new business for the first six months of 2014 compared with the same period in 2013. As we appoint new agencies that choose to move accounts to us, we report these accounts as new business. While this business is new to us, in many cases it is not new to the agent. We believe these seasoned accounts tend to be priced more accurately than business that may be less familiar to our agent upon obtaining it from a competing agent.

Other written premiums include premiums ceded to our reinsurers as part of our reinsurance program. A decrease in ceded premiums contributed $6 million and $11 million to net written premium growth for the three and six months ended June 30, 2014, compared with the same periods of 2013. Other written premiums also included a less favorable adjustment for the first six months of 2014, compared with the same period last year, for

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

estimated direct written premiums of policies in effect but not yet processed in our commercial lines insurance segment. The adjustments had an immaterial effect on earned premiums.

Catastrophe losses and loss expenses typically have a material effect on property casualty results and can vary significantly from period to period. Losses from natural catastrophes contributed 11.4 and 10.2 percentage points to the combined ratio in the second quarter and first six months of 2014, compared with 8.3 and 4.8 percentage points in the same periods of 2013. Some of those losses were applicable to loss deductible provisions of our collateralized reinsurance funded through catastrophe bonds. For our collateralized reinsurance arrangement effective January 18, 2014, aggregate losses applicable through June 30, 2014, were $8 million for the specific geographic locations included in the severe convective storm portion of that coverage. If aggregate losses after deductibles exceed $160 million during an annual coverage period, we can recover the excess through funds that collateralize the catastrophe bonds. The following table shows catastrophe losses and loss expenses incurred, net of reinsurance, as well as the effect of loss development on prior period catastrophe events. We individually list declared catastrophe events for which our incurred losses reached or exceeded $10 million.

Catastrophe Losses and Loss Expenses Incurred

(In millions, net of reinsurance)			Three months ended June 30,				Six months ended June 30,
			Comm.	Pers.	E&S		Comm.	Pers.	E&S
Dates	Event	Region	lines	lines	lines	Total	lines	lines	lines	Total
2014
Jan. 5-8	Freezing, ice and snow, wind	Midwest, Northeast, South	$(1)	$1	$—	$—	$50	$25	$1	$76
Apr. 27-May 1	Wind, hail, flood	Midwest, Northeast, South	6	9	—	15	6	9	—	15
May 10-14	Wind, hail, flood	Midwest	4	7	—	11	4	7	—	11
May 18-23	Wind, hail, flood	West, Midwest, South	19	20	1	40	19	20	1	40
Jun. 3-5	Wind, hail, flood	Midwest	12	2	—	14	12	2	—	14
All other 2014 catastrophes			24	16	—	40	35	25	—	60
Development on 2013 and prior catastrophes			(4)	(1)	—	(5)	(7)	(7)	—	(14)
Calendar year incurred total			$60	$54	$1	$115	$119	$81	$2	$202
2013
Mar. 18-19	Hail, wind	South	$2	$(2)	$—	$—	$4	$7	$—	$11
Apr. 7-11	Hail, lightning, wind	West, Midwest	14	9	—	23	14	9	—	23
Apr. 16-19	Hail, lightning, wind	Midwest	5	7	—	12	5	7	—	12
May 18-20	Hail, lightning, wind	South, Midwest, Northeast	9	1	—	10	9	1	—	10
All other 2013 catastrophes			21	18	—	39	26	20	—	46
Development on 2012 and prior catastrophes			(6)	(2)	—	(8)	(10)	(5)	—	(15)
Calendar year incurred total			$45	$31	$—	$76	$48	$39	$—	$87

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

The following table includes data for losses incurred of $1 million or more per claim, net of reinsurance.

Consolidated Property Casualty Insurance Losses by Size

(In millions, net of reinsurance)	Three months ended June 30,			Six months ended June 30,
	2014	2013	% Change	2014	2013	% Change
Current accident year losses greater than $5,000,000	$11	$11	0	$12	$11	9
Current accident year losses $1,000,000- $5,000,000	52	31	68	74	62	19
Large loss prior accident year reserve development	17	24	(29)	27	47	(43)
Total large losses incurred	80	66	21	113	120	(6)
Losses incurred but not reported	(17)	23	nm	5	50	(90)
Other losses excluding catastrophe losses	436	349	25	863	694	24
Catastrophe losses	112	75	49	197	84	135
Total losses incurred	$611	$513	19	$1,178	$948	24

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5,000,000	1.1%	1.2%	(0.1)	0.6%	0.6%	0.0
Current accident year losses $1,000,000- $5,000,000	5.0	3.5	1.5	3.8	3.4	0.4
Large loss prior accident year reserve development	1.7	2.6	(0.9)	1.4	2.7	(1.3)
Total large loss ratio	7.8	7.3	0.5	5.8	6.7	(0.9)
Losses incurred but not reported	(1.6)	2.5	(4.1)	0.2	2.8	(2.6)
Other losses excluding catastrophe losses	43.4	38.3	5.1	43.5	38.5	5.0
Catastrophe losses	11.1	8.2	2.9	9.9	4.7	5.2
Total loss ratio	60.7%	56.3%	4.4	59.4%	52.7%	6.7

We believe the inherent variability of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the variability in addition to general inflationary trends in loss costs. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The second-quarter 2014 property casualty total large losses incurred of $80 million, net of reinsurance, were higher than the $59 million quarterly average during 2013 and were also higher than the $66 million for the second quarter of 2013. The ratio for these large losses and case reserve increases was 0.5 percentage points higher compared with last year’s second quarter. Second-quarter large losses added to the ratio for total large losses incurred for the first six months of 2014, which also included a first-quarter 2014 ratio that was 2.7 points lower than the first quarter of 2013. We believe results for the three-month and six-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million. Losses by size are discussed in further detail in results of operations by property casualty insurance segment.

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

COMMERCIAL LINES INSURANCE RESULTS OF OPERATIONS

(In millions)	Three months ended June 30,			Six months ended June 30,
	2014	2013	% Change	2014	2013	% Change
Earned premiums	$714	$645	11	$1,406	$1,276	10
Fee revenues	1	1	0	2	1	100
Total revenues	715	646	11	1,408	1,277	10
Loss and loss expenses from:
Current accident year before catastrophe losses	454	414	10	864	784	10
Current accident year catastrophe losses	64	51	25	126	58	117
Prior accident years before catastrophe losses	(53)	(60)	12	(53)	(68)	22
Prior accident years catastrophe losses	(4)	(6)	33	(7)	(10)	30
Loss and loss expenses	461	399	16	930	764	22
Underwriting expenses	226	213	6	448	421	6
Underwriting profit	$28	$34	(18)	$30	$92	(67)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	63.4%	64.2%	(0.8)	61.5%	61.4%	0.1
Current accident year catastrophe losses	9.1	7.9	1.2	9.0	4.6	4.4
Prior accident years before catastrophe losses	(7.5)	(9.4)	1.9	(3.8)	(5.3)	1.5
Prior accident years catastrophe losses	(0.5)	(0.8)	0.3	(0.5)	(0.8)	0.3
Loss and loss expenses	64.5	61.9	2.6	66.2	59.9	6.3
Underwriting expenses	31.8	33.0	(1.2)	31.9	33.0	(1.1)
Combined ratio	96.3%	94.9%	1.4	98.1%	92.9%	5.2

Combined ratio	96.3%	94.9%	1.4	98.1%	92.9%	5.2
Contribution from catastrophe losses and prior years reserve development	1.1	(2.3)	3.4	4.7	(1.5)	6.2
Combined ratio before catastrophe losses and prior years reserve development	95.2%	97.2%	(2.0)	93.4%	94.4%	(1.0)

Overview
Performance highlights for the commercial lines segment include:

•
Premiums – Commercial lines earned premiums and net written premiums rose during the second quarter and first six months of 2014 primarily due to higher renewal premiums that continued to reflect higher pricing. Lower new business written premiums for both periods sightly reduced overall premium growth. The premiums table below analyzes the primary components of earned premiums. We continue to use predictive analytics tools to improve pricing precision while also leveraging our local relationships with agents through the efforts of our teams that work closely with them. We seek to maintain appropriate pricing discipline for both new and renewal business as our agents and underwriters assess account quality to make careful decisions on a case-by-case basis whether to write or renew a policy.

Agency renewal written premiums rose 11 percent and 12 percent for the three and six months ended June 30, 2014, reflecting higher pricing and improving economic conditions. We measure average changes in commercial lines renewal pricing as the rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies. During the second quarter of 2014, our overall standard commercial lines policies averaged estimated renewal price increases in a low-single-digit range. Our average overall commercial lines renewal pricing change includes the flat pricing effect of certain coverages within package policies written for a three-year term that were in force but did not expire during the period being measured. Therefore, the average commercial lines renewal pricing change we report reflects this blend of three-year policies that did not expire and other policies that did expire during the measurement period. For only those commercial lines policies that did expire and were subsequently renewed during the second quarter of 2014, we estimate that the average price increase was again in a mid-single-digit range, with smaller commercial property policies again experiencing average renewal price percentage increases at the high end of the high-single-digit range.

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

Renewal premiums for our commercial casualty and workers’ compensation lines include the result of policy audits that adjust initial premium amounts based on differences between estimated and actual sales or payroll related to a specific policy. Net written premiums from audits during the second quarter and first six months of 2014 netted $16 million and $29 million, respectively. Audits contributed $5 million of the $71 million net increase in net written premiums for the second quarter of 2014 and $7 million to the $114 million net increase in net written premiums for the first six months of 2014, both compared with the same periods a year ago. The $130 million increase in earned premiums during the first six months of 2014, compared with 2013, included an increase from audit premiums of $7 million.
New business written premiums for commercial lines decreased $5 million and $12 million during the second quarter and first six months of 2014, compared with the same periods last year. Our workers' compensation and commercial auto lines of business in aggregate decreased by $11 million for the six-month period and accounted for most of the total commercial lines decrease. We generally have seen a decrease in the number of submissions from agencies for us to quote pricing and other coverage terms for new business policies.
Other written premiums – which primarily include premiums ceded to our reinsurers as part of our reinsurance program – included ceded commercial lines premiums for the second quarter and first six months of 2014 that decreased net written premiums by $6 million and $10 million less than the respective periods of 2013. Other written premiums included a less favorable adjustment for the first six months of 2014, compared with the same period last year, for estimated direct written premiums of policies in effect but not yet processed. The adjustment had an immaterial effect on earned premiums.

Commercial Lines Insurance Premiums

(In millions)	Three months ended June 30,			Six months ended June 30,
	2014	2013	% Change	2014	2013	% Change
Agency renewal written premiums	$669	$602	11	$1,382	$1,233	12
Agency new business written premiums	95	100	(5)	185	197	(6)
Other written premiums	(16)	(24)	33	(48)	(24)	(100)
Net written premiums	748	678	10	1,519	1,406	8
Unearned premium change	(34)	(33)	(3)	(113)	(130)	13
Earned premiums	$714	$645	11	$1,406	$1,276	10

•
Combined ratio – The commercial lines combined ratio rose for the three and six months ended June 30, 2014, compared with the same periods of 2013, primarily due to weather-related natural catastrophe losses and loss expenses that were 1.5 and 4.7 percentage points higher. The second-quarter and first-half 2014 combined ratios also reflected higher noncatastrophe weather-related losses and a lower amount of benefit from favorable reserve development on prior accident years.

Catastrophe losses and loss expenses accounted for 8.6 and 8.5 percentage points of the combined ratio for the three and six months ended June 30, 2014, compared with 7.1 and 3.8 percentage points for the same periods last year. The 10-year annual average catastrophe loss impact through 2013 for the commercial lines segment is 4.4 percentage points, and the five-year annual average is 5.7 percentage points. The second-quarter and first-half 2014 ratios for noncatastrophe weather-related losses at 3.4 percent and 4.2 percent were 0.4 and 1.7 percentage points higher than the same periods a year ago.
The net effect of reserve development on prior accident years during the second quarter and first six months of 2014 was favorable for commercial lines overall by $57 million and $60 million compared with $66 million and $78 million for the same periods in 2013. For the six months ended June 30, 2014, approximately half of the total commercial lines favorable reserve development on prior accident years came from the workers’ compensation line of business and approximately one-quarter came from commercial casualty. The remaining commercial lines of business in aggregate represented the remaining quarter of favorable reserve development. The favorable reserve development recognized during the first six months of 2014 for commercial lines included approximately 30 percent for accident year 2013 and approximately 38 percent for accident year 2012, and was primarily due to lower than anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2013 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 49.

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

The commercial lines underwriting expense ratio decreased for the second quarter and first half of 2014, compared with the same periods of 2013, primarily due to higher earned premiums and ongoing expense management efforts.
Underwriting results and related measures for the combined ratio are summarized in the first table of Commercial Lines Insurance Results of Operations. The tables and discussion below provide additional details for certain primary drivers of underwriting results.

Commercial Lines Insurance Losses by Size

(In millions, net of reinsurance)	Three months ended June 30,			Six months ended June 30,
	2014	2013	% Change	2014	2013	% Change
Current accident year losses greater than $5,000,000	$11	$11	0	$12	$11	9
Current accident year losses $1,000,000- $5,000,000	47	28	68	64	55	16
Large loss prior accident year reserve development	15	14	7	25	37	(32)
Total large losses incurred	73	53	38	101	103	(2)
Losses incurred but not reported	(35)	28	nm	(12)	50	nm
Other losses excluding catastrophe losses	292	228	28	574	454	26
Catastrophe losses	59	45	31	116	46	152
Total losses incurred	$389	$354	10	$779	$653	19

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5,000,000	1.6%	1.7%	(0.1)	0.8%	0.9%	(0.1)
Current accident year losses $1,000,000- $5,000,000	6.5	4.4	2.1	4.6	4.3	0.3
Large loss prior accident year reserve development	2.1	2.2	(0.1)	1.8	2.8	(1.0)
Total large loss ratio	10.2	8.3	1.9	7.2	8.0	(0.8)
Losses incurred but not reported	(4.8)	4.3	(9.1)	(0.9)	3.9	(4.8)
Other losses excluding catastrophe losses	41.0	35.4	5.6	40.8	35.7	5.1
Catastrophe losses	8.3	6.9	1.4	8.3	3.6	4.7
Total loss ratio	54.7%	54.9%	(0.2)	55.4%	51.2%	4.2

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The second-quarter 2014 commercial lines total large losses incurred of $73 million, net of reinsurance, were higher than the $48 million quarterly average during 2013. They were also higher than the $53 million total large losses incurred for the second quarter of 2013. The ratio for these large losses and case reserve increases was 1.9 percentage points higher compared with last year’s second quarter. Second-quarter large losses added to the ratio for total large losses incurred for the first six months of 2014, which also included a first-quarter 2014 ratio that was 3.9 points lower than the first quarter of 2013. We believe results for the three-month and six-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

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

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

(In millions)	Three months ended June 30,			Six months ended June 30,
	2014	2013	% Change	2014	2013	% Change
Commercial casualty:
Written premiums	$249	$222	12	$507	$459	10
Earned premiums	234	211	11	458	415	10
Current accident year before catastrophe losses	61.7%	55.7%		59.1%	58.2%
Current accident year catastrophe losses	—	—		—	—
Prior accident years before catastrophe losses	(10.5)	(15.1)		(3.6)	(13.3)
Prior accident years catastrophe losses	—	—		—	—
Total loss and loss expenses ratio	51.2%	40.6%		55.5%	44.9%
Commercial property:
Written premiums	$197	$164	20	$390	$330	18
Earned premiums	180	152	18	351	299	17
Current accident year before catastrophe losses	50.8%	52.9%		52.1%	50.9%
Current accident year catastrophe losses	25.8	28.4		26.7	15.8
Prior accident years before catastrophe losses	(9.8)	(6.0)		(5.3)	(2.0)
Prior accident years catastrophe losses	(2.3)	(3.2)		(1.6)	(2.6)
Total loss and loss expenses ratio	64.5%	72.1%		71.9%	62.1%
Commercial auto:
Written premiums	$144	$127	13	$289	$262	10
Earned premiums	132	117	13	258	231	12
Current accident year before catastrophe losses	72.1%	76.3%		70.0%	68.1%
Current accident year catastrophe losses	4.1	1.5		2.1	1.0
Prior accident years before catastrophe losses	9.0	(3.2)		4.5	(0.7)
Prior accident years catastrophe losses	—	(0.3)		(0.1)	(0.2)
Total loss and loss expenses ratio	85.2%	74.3%		76.5%	68.2%
Workers' compensation:
Written premiums	$92	$85	8	$198	$198	0
Earned premiums	95	87	9	187	175	7
Current accident year before catastrophe losses	83.2%	84.8%		80.0%	78.3%
Current accident year catastrophe losses	—	—		—	—
Prior accident years before catastrophe losses	(21.2)	(17.8)		(15.8)	(12.9)
Prior accident years catastrophe losses	—	—		—	—
Total loss and loss expenses ratio	62.0%	67.0%		64.2%	65.4%
Specialty packages:
Written premiums	$21	$36	(42)	$48	$76	(37)
Earned premiums	30	37	(19)	66	76	(13)
Current accident year before catastrophe losses	76.0%	80.0%		69.5%	76.7%
Current accident year catastrophe losses	42.2	16.1		40.9	11.2
Prior accident years before catastrophe losses	(13.0)	(3.3)		(9.2)	(2.8)
Prior accident years catastrophe losses	1.9	(0.6)		(0.7)	(2.0)
Total loss and loss expenses ratio	107.1%	92.2%		100.5%	83.1%

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

(In millions)	Three months ended June 30,			Six months ended June 30,
	2014	2013	% Change	2014	2013	% Change
Management liability and surety:
Written premiums	$32	$33	(3)	$62	$59	5
Earned premiums	31	30	3	62	59	5
Current accident year before catastrophe losses	58.0%	60.1%		47.7%	52.4%
Current accident year catastrophe losses	—	—		—	—
Prior accident years before catastrophe losses	5.8	4.8		12.8	32.4
Prior accident years catastrophe losses	—	—		—	—
Total loss and loss expenses ratio	63.8%	64.9%		60.5%	84.8%
Machinery and equipment:
Written premiums	$13	$11	18	$25	$22	14
Earned premiums	12	11	9	24	21	14
Current accident year before catastrophe losses	18.2%	45.8%		19.6%	30.5%
Current accident year catastrophe losses	—	—		—	—
Prior accident years before catastrophe losses	(7.0)	(4.9)		(9.0)	1.5
Prior accident years catastrophe losses	—	—		—	—
Total loss and loss expenses ratio	11.2%	40.9%		10.6%	32.0%

As discussed above, the loss and loss expenses ratio component of the combined ratio is an important measure of underwriting profit and performance. Catastrophe losses are volatile and can distort short-term profitability trends, particularly for certain lines of business. Development of loss and loss expense reserves on prior accident years can also distort trends in measures of profitability for recently written business. To illustrate these effects, we separate their impact on the ratios shown in the table above. For the three and six months ended June 30, 2014, the commercial lines of business with the most significant profitability challenge were commercial auto and specialty packages. We discuss current initiatives for commercial auto in the Highlights of Our Strategy and Supporting Initiatives section of this quarterly report and on 10-K Page 70. For the first six months of 2014, our commercial auto policies experienced average renewal price percentage increases toward the high end of the mid-single-digit range, slightly higher than the average price increase for year 2013. We also added rating variables to our commercial auto pricing model and further automated collection of key rating variables. On 10-K Page 72, we noted that specialty package results were expected to improve over time due to efforts to improve pricing precision in addition to various initiatives related to the property coverage portion of this line of business. Those underwriting actions and the introduction of CinciPakTM – a new program designed to replace many of our specialty packages – are largely responsible for a 37 percent decrease in specialty packages net written premiums for the first six months of 2014, compared with the same period of 2013, despite the effects of higher average renewal prices on retained policies. Premiums for CinciPak are included in our commercial casualty or commercial property lines of business.

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

PERSONAL LINES INSURANCE RESULTS OF OPERATIONS

(In millions)	Three months ended June 30,			Six months ended June 30,
	2014	2013	% Change	2014	2013	% Change
Earned premiums	$258	$237	9	$512	$468	9
Fee revenues	1	1	0	1	1	0
Total revenues	259	238	9	513	469	9
Loss and loss expenses from:
Current accident year before catastrophe losses	173	159	9	345	285	21
Current accident year catastrophe losses	55	33	67	88	44	100
Prior accident years before catastrophe losses	—	(24)	100	(11)	(17)	35
Prior accident years catastrophe losses	(1)	(2)	50	(7)	(5)	(40)
Loss and loss expenses	227	166	37	415	307	35
Underwriting expenses	72	73	(1)	145	143	1
Underwriting (loss) profit	$(40)	$(1)	nm	$(47)	$19	nm

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	67.1%	66.8%	0.3	67.5%	60.9%	6.6
Current accident year catastrophe losses	21.0	13.7	7.3	17.2	9.3	7.9
Prior accident years before catastrophe losses	0.2	(9.9)	10.1	(2.2)	(3.5)	1.3
Prior accident years catastrophe losses	(0.6)	(1.1)	0.5	(1.5)	(1.2)	(0.3)
Loss and loss expenses	87.7	69.5	18.2	81.0	65.5	15.5
Underwriting expenses	28.1	30.9	(2.8)	28.4	30.6	(2.2)
Combined ratio	115.8%	100.4%	15.4	109.4%	96.1%	13.3

Combined ratio	115.8%	100.4%	15.4	109.4%	96.1%	13.3
Contribution from catastrophe losses and prior years reserve development	20.6	2.7	17.9	13.5	4.6	8.9
Combined ratio before catastrophe losses and prior years reserve development	95.2%	97.7%	(2.5)	95.9%	91.5%	4.4

Overview
Performance highlights for the personal lines segment include:

•
Premiums – Personal lines earned premiums and net written premiums for the second quarter and first six months of 2014 continued to grow primarily due to higher renewal premiums. The premiums table below analyzes the primary components of earned premiums.

Agency renewal written premiums increased 10 percent for the second quarter and 11 percent for the first six months of 2014 because of rate increases in recent years, ongoing high levels of policy retention, premium growth initiatives and a higher level of insured exposures. In October 2013, we began our fifth round of increases for the homeowner line of business, averaging approximately 10 percent, with some individual policy rate increases lower or higher based on each insured exposure’s specific risk characteristics. Homeowner rate changes for several recent years represented an average annual rate increase in the high-single-digit range.
Beginning in the second quarter of 2014, we implemented rate changes for our personal auto line of business in the majority of the 30 states where we market personal lines policies. The average personal auto rate change is an increase in the low-single-digit range, with approximately half of those states experiencing a mid-single-digit increase. Some individual policies experienced lower or higher rate changes based on enhanced pricing precision enabled by predictive models. Rate changes for personal auto beginning in late 2010 also represented an average annual rate increase in the low-single-digit range.
Personal lines new business written premiums were lower during the first six months of 2014, compared with the first six months of 2013. The decline began in the third quarter of 2013 and was expected due to our underwriting actions such as expanded use of actual cash value loss settlement for older roofs. For the majority of states where we market personal lines policies, those underwriting actions were effective beginning April 1, 2013.

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

Other written premiums – which primarily include premiums ceded to our reinsurers as part of our reinsurance program – had a minimal effect on net written premium growth in the second quarter and first six months of 2014 because they totaled amounts roughly similar to the same periods of 2013.
We continue to implement strategies discussed in our 2013 Annual Report on Form 10-K, Item 1, Strategic Initiatives, Page 12, to enhance our responsiveness to marketplace changes and to help achieve our long-term objectives for personal lines growth and profitability. These strategies include several initiatives to more profitably underwrite property coverages.

Personal Lines Insurance Premiums

(In millions)	Three months ended June 30,			Six months ended June 30,
	2014	2013	% Change	2014	2013	% Change
Agency renewal written premiums	$276	$251	10	$494	$446	11
Agency new business written premiums	24	30	(20)	45	58	(22)
Other written premiums	(6)	(8)	25	(14)	(16)	13
Net written premiums	294	273	8	525	488	8
Unearned premium change	(36)	(36)	0	(13)	(20)	35
Earned premiums	$258	$237	9	$512	$468	9

•
Combined ratio – The personal lines combined ratio rose for the three and six months ended June 30, 2014, compared with the same period of 2013, in part due to weather-related catastrophe losses and loss expenses that were 7.8 and 7.6 percentage points higher.

Catastrophe losses and loss expenses accounted for 20.4 and 15.7 percentage points of the combined ratio for the three and six months ended June 30, 2014, compared with 12.6 and 8.1 percentage points for the same periods last year. The 10-year annual average catastrophe loss ratio through 2013 for the personal lines segment was 11.3 percentage points, and the five-year annual average was 13.9 percentage points. The second-quarter and first-half 2014 ratios for noncatastrophe weather-related losses at 8.0 percent and 8.9 percent, respectively, were 0.7 and 2.9 percentage points higher than the same periods a year ago.
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
Personal lines reserve development on prior accident years was favorable during the second quarter and first six months of 2014. Favorable reserve development was $4 million lower for the first six months of 2014 compared with the same period of 2013. Approximately half of the $18 million of favorable reserve development on prior accident years recognized during the first six months of 2014 occurred in the homeowner line of business and roughly one-third occurred in the personal auto line of business, reflecting lower than anticipated loss emergence on known claims. Approximately three-quarters of the personal lines favorable reserve development recognized during the first six months of 2014 was for accident years 2013 and 2012 in aggregate. Reserve estimates are inherently uncertain as described in our 2013 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 49.
The underwriting expense ratio decreased for the second quarter and first six months of 2014 compared with the same periods of 2013, primarily due to lower commissions, higher earned premiums and ongoing expense management efforts.

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

Personal Lines Insurance Losses by Size

(In millions, net of reinsurance)	Three months ended June 30,			Six months ended June 30,
	2014	2013	% Change	2014	2013	% Change
Current accident year losses greater than $5,000,000	$—	$—	nm	$—	$—	nm
Current accident year losses $1,000,000- $5,000,000	4	3	33	8	6	33
Large loss prior accident year reserve development	2	8	(75)	2	8	(75)
Total large losses incurred	6	11	(45)	10	14	(29)
Losses incurred but not reported	9	(5)	nm	4	(5)	nm
Other losses excluding catastrophe losses	138	109	27	276	222	24
Catastrophe losses	52	29	79	79	37	114
Total losses incurred	$205	$144	42	$369	$268	38

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5,000,000	—%	—%	0.0	—%	—%	0.0
Current accident year losses $1,000,000- $5,000,000	1.7	1.3	0.4	1.5	1.3	0.2
Large loss prior accident year reserve development	0.6	3.3	(2.7)	0.5	1.7	(1.2)
Total large loss ratio	2.3	4.6	(2.3)	2.0	3.0	(1.0)
Losses incurred but not reported	3.5	(2.2)	5.7	0.8	(1.1)	1.9
Other losses excluding catastrophe losses	53.6	45.8	7.8	54.0	47.4	6.6
Catastrophe losses	20.0	12.4	7.6	15.4	7.9	7.5
Total loss ratio	79.4%	60.6%	18.8	72.2%	57.2%	15.0

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the second quarter of 2014, the personal lines total ratio for these losses and case reserve increases, net of reinsurance, was 2.3 percentage points lower compared with last year’s second quarter. Second-quarter large losses added to the ratio for total large losses incurred for the first six months of 2014, which also included a first-quarter 2014 ratio that was 0.4 points higher than the first quarter of 2013. We believe results for the three-month and six-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

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

(In millions)	Three months ended June 30,			Six months ended June 30,
	2014	2013	% Change	2014	2013	% Change
Personal auto:
Written premiums	$133	$125	6	$240	$225	7
Earned premiums	117	109	7	233	216	8
Current accident year before catastrophe losses	80.5%	85.4%		80.1%	76.3%
Current accident year catastrophe losses	4.9	1.4		2.7	1.4
Prior accident years before catastrophe losses	(1.7)	(10.2)		(2.6)	(1.2)
Prior accident years catastrophe losses	(0.2)	(0.4)		(0.3)	(0.4)
Total loss and loss expenses ratio	83.5%	76.2%		79.9%	76.1%
Homeowner:
Written premiums	$128	$116	10	$226	$205	10
Earned premiums	111	99	12	220	195	13
Current accident year before catastrophe losses	59.5%	50.5%		60.4%	45.6%
Current accident year catastrophe losses	41.5	30.1		35.0	19.9
Prior accident years before catastrophe losses	3.6	(7.4)		(1.4)	(4.1)
Prior accident years catastrophe losses	(0.9)	(2.0)		(3.2)	(2.2)
Total loss and loss expenses ratio	103.7%	71.2%		90.8%	59.2%
Other personal:
Written premiums	$33	$32	3	$59	$58	2
Earned premiums	30	29	3	59	57	4
Current accident year before catastrophe losses	42.3%	52.5%		44.3%	54.5%
Current accident year catastrophe losses	7.9	4.3		7.8	2.9
Prior accident years before catastrophe losses	(5.4)	(17.8)		(3.6)	(9.5)
Prior accident years catastrophe losses	(0.5)	(0.9)		(0.1)	(1.1)
Total loss and loss expenses ratio	44.3%	38.1%		48.4%	46.8%

As discussed above, the loss and loss expenses ratio component of the combined ratio is an important measure of underwriting profit and performance. Catastrophe losses are volatile and can distort short-term profitability trends, particularly for certain lines of business. Development of loss and loss expense reserves on prior accident years can also distort trends in measures of profitability for recently written business. To illustrate these effects, we separate their impact on the ratios shown in the table above. For the three and six months ended June 30, 2014, the personal line of business with the most significant profitability challenge was personal auto. Rate increases that apply pricing precision features for our personal auto policies continue to be implemented, and were effective beginning second-quarter 2014 for the majority of states where we market personal lines products. On average, the rate increase was in a low-single-digit range, with approximately half of those states experiencing a mid-single-digit increase. As discussed in Personal Lines Insurance Results of Operations, Overview, we continue actions to improve pricing per risk and overall rates, which are expected to improve future profitability.

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

EXCESS AND SURPLUS LINES INSURANCE RESULTS OF OPERATIONS

(In millions)	Three months ended June 30,			Six months ended June 30,
	2014	2013	% Change	2014	2013	% Change
Earned premiums	$34	$28	21	$67	$55	22
Loss and loss expenses from:
Current accident year before catastrophe losses	26	18	44	53	38	39
Current accident year catastrophe losses	1	—	nm	2	—	nm
Prior accident years before catastrophe losses	(8)	—	nm	(17)	(2)	(750)
Prior accident years catastrophe losses	—	—	nm	—	—	nm
Loss and loss expenses	19	18	6	38	36	6
Underwriting expenses	10	9	11	20	18	11
Underwriting profit	$5	$1	400	$9	$1	nm

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	75.4%	65.7%	9.7	77.9%	69.6%	8.3
Current accident year catastrophe losses	2.3	0.9	1.4	2.6	0.6	2.0
Prior accident years before catastrophe losses	(21.3)	(0.7)	(20.6)	(24.1)	(4.7)	(19.4)
Prior accident years catastrophe losses	0.6	1.0	(0.4)	0.4	0.6	(0.2)
Loss and loss expenses	57.0	66.9	(9.9)	56.8	66.1	(9.3)
Underwriting expenses	28.0	31.8	(3.8)	29.1	32.3	(3.2)
Combined ratio	85.0%	98.7%	(13.7)	85.9%	98.4%	(12.5)

Combined ratio	85.0%	98.7%	(13.7)	85.9%	98.4%	(12.5)
Contribution from catastrophe losses and prior years reserve development	(18.4)	1.2	(19.6)	(21.1)	(3.5)	(17.6)
Combined ratio before catastrophe losses and prior years reserve development	103.4%	97.5%	5.9	107.0%	101.9%	5.1

 Overview
Performance highlights for the excess and surplus lines segment include:

•
Premiums – Excess and surplus lines earned premiums and net written premiums continued to grow during the second quarter and first six months of 2014. Both renewal and new business written premiums contributed significantly to overall premium growth.

Renewal written premiums rose 12 percent and 20 percent for the three and six months ended June 30, 2014, compared with the same periods of 2013, reflecting the opportunity to renew many accounts for the first time as well as higher renewal pricing. We experienced estimated average renewal pricing increases estimated for our excess and surplus lines policies in a mid-single-digit range, below the level of the first quarter of 2014 and the average for the year 2013. June 2014 was the 46th consecutive month of positive average price changes for this segment of our property casualty business. We measure average changes in excess and surplus lines renewal pricing as the rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies.
New business written premiums again rose for the second quarter and first six months of 2014, compared with the same periods of 2013. The increase largely reflects the addition of six excess and surplus lines field marketing representatives since March 31, 2013, representing a 60 percent increase in the number of representatives. Some of what we report as new business came from accounts that were not new to our agents. We believe our agents’ seasoned accounts tend to be priced more accurately than business that may be less familiar to them.

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

Excess and Surplus Lines Insurance Premiums

(In millions)	Three months ended June 30,			Six months ended June 30,
	2014	2013	% Change	2014	2013	% Change
Agency renewal written premiums	$29	$26	12	$54	$45	20
Agency new business written premiums	14	9	56	26	19	37
Other written premiums	(3)	(2)	(50)	(5)	(4)	(25)
Net written premiums	40	33	21	75	60	25
Unearned premium change	(6)	(5)	(20)	(8)	(5)	(60)
Earned premiums	$34	$28	21	$67	$55	22

•
Combined ratio – The excess and surplus lines combined ratio improved for the second quarter and first six months of 2014 by 13.7 and 12.5 percentage points compared with the same periods of 2013, primarily due to larger amounts of favorable reserve development on prior accident years.

Catastrophe losses and loss expenses accounted for 2.9 and 3.0 percentage points of the combined ratio for the three and six months ended June 30, 2014, compared with 1.9 and 1.2 percentage points for the same periods of 2013. Noncatastrophe weather-related losses reduced the combined ratio by 1.0 percentage points in the second quarter of 2014 and increased the combined ratio by 1.7 percentage points in the first six months of 2014, compared with an increase of 1.1 percentage points for each of the same periods a year ago.
Excess and surplus lines net favorable reserve development on prior accident years as a ratio to earned premiums was 23.7 percentage points for the for the first six months of 2014, compared with 4.1 percentage points for the same period of 2013. The favorable reserve development recognized during the first six months of 2014 for excess and surplus lines included approximately 69 percent for accident years 2013 and 2012 in aggregate, and related primarily to lower than anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2013 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 49.
The underwriting expense ratio for the second quarter and first six months of 2014 decreased compared with the same periods of 2013, primarily due to higher earned premiums and ongoing expense management efforts.

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

Excess and Surplus Lines Insurance Losses by Size

(In millions, net of reinsurance)	Three months ended June 30,			Six months ended June 30,
	2014	2013	% Change	2014	2013	% Change
Current accident year losses greater than $5,000,000	$—	$—	nm	$—	$—	nm
Current accident year losses $1,000,000- $5,000,000	1	—	0	2	1	nm
Large loss prior accident year reserve development	—	2	nm	—	2	nm
Total large losses incurred	1	2	(50)	2	3	(33)
Losses incurred but not reported	9	—	nm	13	5	nm
Other losses excluding catastrophe losses	6	12	(50)	13	18	(28)
Catastrophe losses	1	1	nm	2	1	nm
Total losses incurred	$17	$15	13	$30	$27	11

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5,000,000	—%	—%	0.0	—%	—%	0.0
Current accident year losses $1,000,000- $5,000,000	3.1	—	3.1	3.1	2.0	1.1
Large loss prior accident year reserve development	—	7.8	(7.8)	(0.1)	4.0	(4.1)
Total large loss ratio	3.1	7.8	(4.7)	3.0	6.0	(3.0)
Losses incurred but not reported	25.7	1.0	24.7	19.6	10.1	9.5
Other losses excluding catastrophe losses	15.1	41.4	(26.3)	18.3	32.5	(14.2)
Catastrophe losses	2.7	1.9	0.8	2.8	1.1	1.7
Total loss ratio	46.6%	52.1%	(5.5)	43.7%	49.7%	(6.0)

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the second quarter of 2014, the excess and surplus lines total ratio for these losses and case reserve increases, net of reinsurance, was 4.7 percentage points lower compared with last year’s second quarter. Second-quarter large losses added to the ratio for total large losses incurred for the first six months of 2014, which also included a first-quarter 2014 ratio that was 1.3 points lower than the first quarter of 2013. We believe results for the three-month and six-month periods ended June 30, 2014, largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

LIFE INSURANCE RESULTS OF OPERATIONS

(In millions)	Three months ended June 30,			Six months ended June 30,
	2014	2013	% Change	2014	2013	% Change
Earned premiums	$53	$44	20	$101	$86	17
Separate account investment management fees	1	1	0	3	2	50
Total revenues	54	45	20	104	88	18
Contract holders' benefits incurred	56	48	17	112	92	22
Investment interest credited to contract holders	(20)	(18)	(11)	(41)	(39)	(5)
Operating expenses incurred	19	12	58	34	25	36
Total benefits and expenses	55	42	31	105	78	35
Life insurance segment (loss) profit	$(1)	$3	nm	$(1)	$10	nm

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

Overview
Performance highlights for the life insurance segment include:

•
Revenues – Revenues increased for the three and six months ended June 30, 2014, primarily due to higher earned premiums from term and universal life insurance products. The unlocking of interest rate assumptions for our universal life contracts during the second quarter of 2014 accelerated the amortization of unearned front-end loads, increasing universal life earned premiums. For the comparable period of 2013, unlocking slowed the amortization of unearned front-end loads, reducing universal life earned premiums.

Net in-force life insurance policy face amounts increased to $49.246 billion at June 30, 2014, from $48.063 billion at year-end 2013.
Fixed annuity deposits received for the three and six months ended June 30, 2014, were $12 million and $21 million compared with $10 million and $21 million for the same periods of 2013. Fixed annuity deposits have a minimal impact to earned premiums because deposits received are initially recorded as liabilities. Profit is earned over time by way of interest rate spreads. We do not write variable or equity-indexed annuities and are currently de-emphasizing fixed annuity sales due to the low interest rate environment.

Life Insurance Premiums

(In millions)	Three months ended June 30,			Six months ended June 30,
	2014	2013	% Change	2014	2013	% Change
Term life insurance	$33	$31	6	$65	$60	8
Universal life insurance	12	4	200	20	9	122
Other life insurance, annuity and disability income products	8	9	(11)	16	17	(6)
Net earned premiums	$53	$44	20	$101	$86	17

•
Profitability – Our life insurance segment typically reports a small profit or loss on a GAAP basis because profits from investment income spreads are included in our investment segment results. We include only investment income credited to contract holders (including interest assumed in life insurance policy reserve calculations) in our life insurance segment results. A loss of $1 million for our life insurance segment in the first six months of 2014 compared with a gain of $10 million for the same period of 2013 is largely due to less favorable mortality experience in 2014.

Although we report most of our life insurance company investment income in our investments segment results, we recognize that assets under management, capital appreciation and investment income are integral to evaluation of the success of the life insurance segment because of the long duration of life products. On a basis that includes investment income and realized gains or losses from life-insurance-related invested assets, the life insurance company reported a net profit of $12 million and $21 million in the three and six months ended June 30, 2014, compared with a net profit of $14 million and $28 million for the same periods of 2013. The life insurance company portfolio had after-tax realized investment gains of $2 million for both the three and six months ended June 30, 2014 and June 30, 2013.
Life segment benefits and expenses consist principally of contract holders’ (policyholders’) benefits incurred related to traditional life and interest-sensitive products and operating expenses incurred, net of deferred acquisition costs. Total benefits increased in the first six months of 2014. Through the first six months, mortality results were worse than projected but remained within our pricing expectations.
Operating expenses for the first six months of 2014 increased compared with the same period a year ago. Unlocking of interest rate assumptions, discussed in the revenues section above, decreased the amount of expenses deferred to future periods, increasing operating expenses for the second quarter and first six months of 2014. For the comparable periods in 2013, unlocking increased the amount of expenses deferred to future periods, reducing operating expenses.
Pretax earnings for the first six months of 2014 were reduced by approximately $2 million due to interest rate unlocking. For the comparable period of 2013, the effect of unlocking on pretax earnings was minimal.

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

INVESTMENT RESULTS OF OPERATIONS

Overview
The investments segment contributes investment income and realized gains and losses to results of operations. Investments traditionally are our primary source of pretax and after-tax profits.

Investment Income
Pretax investment income increased 4 percent and 5 percent for the three and six months ended June 30, 2014, compared with the same periods of 2013. Interest income rose due to net purchases of securities that offset the continuing effects of the low interest rate environment. Higher dividend income reflected rising dividend rates and net purchases of securities. Dividend income for the first quarter of 2013 was affected by certain holdings that accelerated payments from the first quarter of 2013 into the fourth quarter of 2012 in response to anticipated tax law changes.

Investment Results

(In millions)	Three months ended June 30,			Six months ended June 30,
	2014	2013	% Change	2014	2013	% Change
Total investment income, net of expenses, pretax	$136	$131	4	$271	$259	5
Investment interest credited to contract holders	(20)	(18)	(11)	(41)	(39)	(5)
Realized investment gains and losses summary:
Realized investment gains and losses	17	14	21	41	56	(27)
Change in fair value of securities with embedded derivatives	(3)	—	nm	(4)	1	nm
Other-than-temporary impairment charges	—	—	nm	(1)	(2)	50
Total realized investment gains and losses	14	14	0	36	55	(35)
Investment operations profit	$130	$127	2	$266	$275	(3)

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

We continue to position our portfolio considering both the challenges presented by the current low interest rate environment and the risks presented by potential future inflation. As bonds in our generally laddered portfolio mature or are called over the near term, we will be challenged to replace their current yield. From July 2014 through December 2016, approximately 16.3 percent of our fixed-maturity investments mature with an average pretax yield-to-amortized cost of 4.5 percent.  During the last six months of 2014, 2.6 percent of our fixed-maturity investments mature and yield 4.5 percent. While our bond portfolio more than covers our insurance reserve liabilities, we believe our diversified common stock portfolio of mainly blue chip, dividend-paying companies represents one of our best investment opportunities for the long term.

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

(In millions)	Three months ended June 30,			Six months ended June 30,
	2014	2013	% Change	2014	2013	% Change
Investment income:
Interest	$103	$103	0	$207	$205	1
Dividends	34	30	13	66	57	16
Other	1	—	nm	2	1	100
Less investment expenses	2	2	0	4	4	0
Total investment income, net of expenses, pretax	136	131	4	271	259	5
Less income taxes	33	32	3	65	63	3
Total investment income, net of expenses, after-tax	$103	$99	4	$206	$196	5

Effective tax rate	23.8%	24.1%		23.9%	24.2%

Average invested assets plus cash and cash equivalents	$13,743	$12,661		$13,686	$12,451
Average yield pretax	3.96%	4.14%		3.96%	4.16%
Average yield after-tax	3.00	3.13		3.10	3.15

Effective fixed-maturity tax rate	27.1	27.1		27.1%	27.0%
Average fixed-maturity at amortized cost	$8,664	$8,376		$8,679	$8,325
Average fixed-maturity yield pretax	4.76%	4.92%		4.77%	4.92%
Average fixed-maturity yield after-tax	3.47	3.59		3.48	3.60

Net Realized Gains and Losses
We reported net realized investment gains of $14 million and $36 million for the three and six months ended June 30, 2014, compared with $14 million and $55 million for the three and six months ended June 30, 2013.

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

The total net realized investment gains for the first six months of 2014 included:

•	$34 million in net gains from the sale of various common and preferred stock holdings

•	$6 million in net gains from fixed-maturity security sales and calls

•	$3 million in other net realized losses, including $4 million in losses from changes in fair value of securities with embedded derivatives

•	$1 million in OTTI charges to write down one fixed-maturity security and three equity securities

Of the 2,953 securities in the portfolio, no securities were trading below 70 percent of amortized cost at June 30, 2014. Our asset impairment committee regularly monitors the portfolio, including a quarterly review of the entire portfolio for potential OTTI charges. We believe that if the improving liquidity in the markets were to reverse or the economic recovery were to significantly stall, we could experience declines in portfolio values and possibly additional OTTI charges.

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

The table below provides additional detail for OTTI charges:

(In millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Fixed maturities:
Utilities	$—	$—	$—	$1
Municipal	—	—	—	1
Total fixed maturities	—	—	—	2
Common equities:
Energy	—	—	1	—
Total common equities	—	—	1	—
Total	$—	$—	$1	$2

OTHER
We report as Other the noninvestment operations of the parent company and a noninsurer subsidiary, CFC Investment Company. Losses before income taxes for Other were largely driven by interest expense from debt of the parent company.

(In millions)	Three months ended June 30,			Six months ended June 30,
	2014	2013	% Change	2014	2013	% Change
Interest and fees on loans and leases	$1	$1	0	$3	$3	0
Other revenues	1	1	0	1	1	0
Total revenues	2	2	0	4	4	0
Interest expense	13	14	(7)	27	27	0
Operating expenses	4	4	0	8	9	(11)
Total expenses	17	18	(6)	35	36	(3)
Other loss	$(15)	$(16)	6	$(31)	$(32)	3

TAXES
We had $23 million and $51 million of income tax expense for the three and six months ended June 30, 2014, compared with $38 million and $101 million for the same periods of 2013. The effective tax rate for the three and six months ended June 30, 2014, was 21.5 percent and 22.6 percent compared with 25.7 percent and 27.7 percent for the same periods last year. The change in our effective tax rate was primarily due to changes in pretax income from underwriting results and realized investment gains and losses, with immaterial changes in the amount of permanent book-tax differences.

Historically, we have pursued a strategy of investing some portion of cash flow in tax-advantaged fixed-maturity and equity securities to minimize our overall tax liability and maximize after-tax earnings. See Tax-Exempt Fixed Maturities in this quarterly report Item 3, Quantitative and Qualitative Disclosures about Market Risk for further discussion on municipal bond purchases in our fixed-maturity investment portfolio. For our property casualty insurance subsidiaries, approximately 85 percent of income from tax-advantaged fixed-maturity investments is exempt from federal tax. Our life insurance company and our noninsurance companies own an immaterial amount of tax-advantaged, fixed-maturity investments. For our property casualty insurance subsidiaries, the dividend received deduction, after the dividend proration of the 1986 Tax Reform Act, exempts approximately 60 percent of dividends from qualified equities from federal tax. For our noninsurance companies, the dividend received deduction exempts 70 percent of dividends from qualified equities. Our life insurance company does not own equities subject to the dividend received deduction. Details about our effective tax rate are in this quarterly report Item 1, Note 9 – Income Taxes.

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2014, shareholders’ equity was $6.343 billion compared with $6.070 billion at December 31, 2013. Total debt was $839 million at June 30, 2014, down from $894 million at December 31, 2013. At June 30, 2014, cash and cash equivalents totaled $462 million compared with $433 million at December 31, 2013.

SOURCES OF LIQUIDITY

Subsidiary Dividends
Our lead insurance subsidiary declared dividends of $200 million to the parent company during the first six months of 2014, matching the same period of 2013. For the full-year 2013, subsidiary dividends declared totaled $400 million. State of Ohio regulatory requirements restrict the dividends our insurance subsidiary can pay. During 2014, total dividends that our insurance subsidiary could pay to our parent company without regulatory approval are approximately $433 million.

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

The table below shows a summary of operating cash flow for property casualty insurance (direct method):

(In millions)	Three months ended June 30,			Six months ended June 30,
	2014	2013	% Change	2014	2013	% Change
Premiums collected	$1,064	$973	9	$2,116	$1,933	9
Loss and loss expenses paid	(615)	(521)	(18)	(1,199)	(1,034)	(16)
Commissions and other underwriting expenses paid	(285)	(264)	(8)	(692)	(634)	(9)
Cash flow from underwriting	164	188	(13)	225	265	(15)
Investment income received	92	88	5	186	175	6
Cash flow from operations	$256	$276	(7)	$411	$440	(7)

Collected premiums for property casualty insurance rose $183 million during the first six months of 2014, compared with the same period in 2013. Loss and loss expenses paid increased $165 million, including $52 million for catastrophe losses and loss expenses. Commissions and other underwriting expenses paid rose $58 million, primarily due to higher commissions paid to agencies, reflecting the increase in collected premiums.

We discuss our future obligations for claims payments and for underwriting expenses in our 2013 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 98, and Other Commitments on Page 99.

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

Capital Resources
At June 30, 2014, our debt-to-total-capital ratio was 11.7 percent, with $790 million in long-term debt and $49 million in borrowing on our revolving short-term line of credit. That line of credit had a $104 million balance at December 31, 2013. During April 2014, we repaid $55 million as part of routine cash management and had $176 million remaining for future cash management needs at June 30, 2014. Based on our present capital requirements, we do not anticipate a material increase in debt levels during the remainder of 2014. As a result, we expect changes in our debt-to-total-capital ratio to continue to be largely a function of the contribution of unrealized investment gains or losses to shareholders’ equity.

We provide details of our three long-term notes in this quarterly report Item 1, Note 3 – Fair Value Measurements. None of the notes are encumbered by rating triggers.

Four independent ratings firms award insurer financial strength ratings to our property casualty insurance companies and three firms rate our life insurance company. Those firms made no changes to our debt ratings during the first six months of 2014. Our debt ratings are discussed in our 2013 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, Additional Sources of Liquidity, Page 97.

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

•
Commissions – Commissions paid were $431 million in the first six months of 2014. Commission payments generally track with written premiums, except for annual profit-sharing commissions typically paid during the first quarter of the year.

•
Other underwriting expenses – Many of our underwriting expenses are not contractual obligations, but reflect the ongoing expenses of our business. Noncommission underwriting expenses paid were $261 million in the first six months of 2014.

•
In addition to contractual obligations for hardware and software, we anticipate capitalizing approximately $5 million in spending for key technology initiatives in 2014. Capitalized development costs related to key technology initiatives were $3 million in the first six months of 2014. These activities are conducted at our discretion, and we have no material contractual obligations for activities planned as part of these projects.

We contributed $5 million to our qualified pension plan during the first six months of 2014. We do not anticipate further contributions to our qualified pension plan during the remainder of 2014.

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

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

Uses of Capital
Uses of cash to enhance shareholder return include dividends to shareholders. In January and April 2014, the board of directors declared regular quarterly cash dividends of 44 cents per share for an indicated annual rate of $1.76 per share. During the first six months of 2014, we used $138 million to pay cash dividends to shareholders.

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

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

Total gross reserves at June 30, 2014, increased $167 million compared with December 31, 2013. Case reserves for losses increased $130 million while IBNR reserves increased by $32 million and total loss expense reserves increased by $5 million. Accounting for the majority of the total gross increase were auto lines of business or lines dominated by property insurance coverages that reflected loss experience related to weather.

Property and Casualty Gross Reserves

(In millions)	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
At June 30, 2014	reserves	reserves	reserves	reserves	of total
Commercial lines insurance:
Commercial casualty	$822	$390	$495	$1,707	38.7%
Commercial property	242	3	37	282	6.4
Commercial auto	277	56	72	405	9.2
Workers' compensation	410	545	90	1,045	23.7
Specialty packages	91	1	23	115	2.6
Management liability and surety	118	11	71	200	4.5
Machinery and equipment	1	—	2	3	0.1
Subtotal	1,961	1,006	790	3,757	85.2
Personal lines insurance:
Personal auto	185	(11)	63	237	5.4
Homeowner	107	15	26	148	3.4
Other personal	48	32	5	85	1.9
Subtotal	340	36	94	470	10.7
Excess and surplus lines	73	68	40	181	4.1
Total	$2,374	$1,110	$924	$4,408	100.0%
At December 31, 2013
Commercial lines insurance:
Commercial casualty	$790	$393	$496	$1,679	39.6%
Commercial property	189	30	37	256	6.0
Commercial auto	264	40	69	373	8.8
Workers' compensation	421	522	95	1,038	24.5
Specialty packages	72	8	25	105	2.5
Management liability and surety	139	3	68	210	5.0
Machinery and equipment	—	4	2	6	0.1
Subtotal	1,875	1,000	792	3,667	86.5
Personal lines insurance:
Personal auto	178	(18)	61	221	5.2
Homeowner	80	9	24	113	2.7
Other personal	46	32	5	83	1.9
Subtotal	304	23	90	417	9.8
Excess and surplus lines	65	55	37	157	3.7
Total	$2,244	$1,078	$919	$4,241	100.0%

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

LIFE POLICY AND INVESTMENT CONTRACT RESERVES
Gross life policy and investment contract reserves were $2.454 billion at June 30, 2014, compared with $2.390 billion at year-end 2013, reflecting continued growth in life insurance policies in force. We discuss our life insurance reserving practices in our 2013 Annual Report on Form 10-K, Item 7, Life Insurance Policyholder Obligations and Reserves, Page 106.

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

The fair value of our investment portfolio was $13.988 billion at June 30, 2014, up $492 million from year-end 2013, including an increase in the common equities portfolio of $234 million.

(In millions)	At June 30, 2014				At December 31, 2013
	Cost or amortized cost	Percent to total	Fair value	Percent to total	Cost or amortized cost	Percent to total	Fair value	Percent to total
Taxable fixed maturities	$5,798	51.3%	$6,328	45.3%	$5,814	52.1%	$6,211	46.0%
Tax-exempt fixed maturities	2,921	25.8	3,055	21.8	2,824	25.3	2,910	21.6
Common equities	2,458	21.8	4,447	31.8	2,396	21.5	4,213	31.2
Nonredeemable preferred equities	124	1.1	158	1.1	127	1.1	162	1.2
Total	$11,301	100.0%	$13,988	100.0%	$11,161	100.0%	$13,496	100.0%

At June 30, 2014, our consolidated investment portfolio included $11 million of assets for which values are based on prices or valuation techniques that require significant management judgment (Level 3 assets). This represented less than 1 percent of investment portfolio assets measured at fair value. See Item 1, Note 3, Fair Value Measurements, for additional discussion of our valuation techniques. We have generally obtained and evaluated two nonbinding quotes from brokers; then our investment professionals determined our best estimate of fair value. These investments include private placements, small issues and various thinly traded securities.

In addition to our investment portfolio, the total investments amount reported in our condensed consolidated balance sheets includes Other invested assets. Other invested assets included $34 million of life policy loans plus $38 million of private equity investments at June 30, 2014.

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

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

Our investment portfolio had no European sovereign debt holdings at June 30, 2014. On that date, we owned other European-based securities, primarily corporate bonds, totaling $443 million in fair value. The composition of our European-based holdings at June 30, 2014, did not materially change from the $455 million fair value total at year-end 2013. We discussed our European-based holdings in our 2013 Annual Report on Form 10-K, Item 7a, Quantitative and Qualitative Disclosures about Market Risk, Page 114.

In the first six months of 2014, the increase in fair value of our fixed-maturity portfolio was due to a decline in interest rates as well as a spread tightening in both the corporate and municipal bond markets. At June 30, 2014, our fixed-maturity portfolio with an average rating of A2/A was valued at 107.6 percent of its amortized cost, compared with 105.6 percent at December 31, 2013.

Credit ratings at June 30, 2014, compared with December 31, 2013, for the fixed-maturity portfolio were:

(In millions)	At June 30, 2014		At December 31, 2013
	Fair	Percent	Fair	Percent
	value	to total	value	to total
Moody's Ratings and Standard & Poor's Ratings combined:
Aaa, Aa, A, AAA, AA, A	$5,677	60.5%	$5,468	59.9%
Baa, BBB	3,220	34.3	3,197	35.1
Ba, BB	252	2.7	231	2.5
B, B	16	0.2	16	0.2
Caa, CCC, Ca	3	0.0	4	0.0
Nonrated	215	2.3	205	2.3
Total	$9,383	100.0%	$9,121	100.0%

Attributes of the fixed-maturity portfolio include:

	At June 30, 2014		At December 31, 2013
Weighted average yield-to-amortized cost	4.8%		4.9%
Weighted average maturity	6.3	yrs	6.2	yrs
Effective duration	4.4	yrs	4.5	yrs

We discuss maturities of our fixed-maturity portfolio in our 2013 Annual Report on Form 10-K, Item 8, Note 2, Investments, Page 135, and in this quarterly report Item 2, Investments Results of Operations.

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

TAXABLE FIXED MATURITIES
Our taxable fixed-maturity portfolio, with a fair value of $6.328 billion at June 30, 2014, included:

(In millions)	At June 30, 2014	At December 31, 2013
Investment-grade corporate	$5,290	$5,293
States, municipalities and political subdivisions	315	301
Below investment-grade corporate	265	240
Commercial mortgage backed	226	143
Government sponsored enterprises	208	200
Foreign government	10	10
Convertibles and bonds with warrants attached	7	17
United States government	7	7
Total	$6,328	$6,211

Our strategy is to buy and typically hold fixed-maturity investments to maturity, but we monitor credit profiles and fair value movements when determining holding periods for individual securities. With the exception of United States agency issues that include United States government and government-sponsored enterprises, no individual issuer’s securities accounted for more than 1.0 percent of the taxable fixed-maturity portfolio at June 30, 2014. Our investment-grade corporate bonds had an average rating of Baa1 by Moody’s or BBB+ by Standard & Poor’s and represented 83.6 percent of the taxable fixed-maturity portfolio’s fair value at June 30, 2014, compared with 85.2 percent at year-end 2013.

The heaviest concentration in our investment-grade corporate bond portfolio, based on fair value at June 30, 2014, is the financial-related sectors – including banking, financial services and insurance – representing 32.1 percent, compared with 32.8 percent at year-end 2013. We believe our weighting in financial-related sectors is below the average for the corporate bond market as a whole.

Most of the $315 million of securities issued by states, municipalities and political subdivisions included in our taxable fixed-maturity portfolio at June 30, 2014, were Build America Bonds.

Our taxable fixed-maturity portfolio at June 30, 2014, included $226 million of commercial mortgage-backed securities with an average rating of Aa1/AA.

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

TAX-EXEMPT FIXED MATURITIES
At June 30, 2014, we had $3.055 billion of tax-exempt fixed-maturity securities with an average rating of Aa2/AA by Moody’s and Standard & Poor’s. We traditionally have purchased municipal bonds focusing on general obligation and essential services issues, such as water, waste disposal or others. The portfolio is well diversified among approximately 1,000 municipal bond issuers. No single municipal issuer accounted for more than 0.8 percent of the tax-exempt fixed-maturity portfolio at June 30, 2014. The following table shows our municipal bond holdings in our larger states:

(In millions)
	Local issued general	Special revenue	State issued general		Percent of
At June 30, 2014	obligation bonds	bonds	obligation bonds	Total	total
Texas	$371	$74	$—	$445	14.6%
Indiana	1	234	—	235	7.7
Michigan	208	10	—	218	7.1
Ohio	130	79	9	218	7.1
Illinois	174	18	—	192	6.3
Washington	151	31	7	189	6.2
Wisconsin	95	28	2	125	4.1
Pennsylvania	96	10	10	116	3.8
Arizona	73	34	—	107	3.5
Florida	26	72	—	98	3.2
New York	54	36	4	94	3.1
Colorado	48	25	—	73	2.4
Kansas	45	20	—	65	2.1
New Jersey	45	20	—	65	2.1
Kentucky	4	52	—	56	1.8
All other states	438	275	46	759	24.9
Total	$1,959	$1,018	$78	$3,055	100.0%
At December 31, 2013
Texas	$385	$66	$—	$451	15.5%
Michigan	238	9	—	247	8.5
Indiana	8	232	—	240	8.2
Ohio	119	87	6	212	7.3
Illinois	184	19	—	203	7.0
Washington	150	32	5	187	6.4
Wisconsin	108	32	2	142	4.9
Pennsylvania	93	9	9	111	3.8
Arizona	55	31	—	86	3.0
Florida	24	62	—	86	3.0
New York	48	31	4	83	2.9
Colorado	45	17	—	62	2.1
New Jersey	44	17	—	61	2.1
Minnesota	42	7	2	51	1.8
Utah	31	19	—	50	1.7
All other states	338	270	30	638	21.8
Total	$1,912	$940	$58	$2,910	100.0%

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

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

The table below summarizes the effect of hypothetical changes in interest rates on the fair value of the fixed-maturity portfolio:

(In millions)	Interest rate shift in basis points
	-200	-100	—	100	200
At June 30, 2014	$10,232	$9,804	$9,383	$8,962	$8,554
At December 31, 2013	$9,968	$9,545	$9,121	$8,708	$8,316

The effective duration of the fixed-maturity portfolio as of June 30, 2014, was 4.4 years, compared with 4.5 years at year-end 2013. The above table is a theoretical presentation showing that an instantaneous, parallel shift in the yield curve of 100 basis points could produce an approximately 4.5 percent change in the fair value of the fixed-maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value are to changes in the general level of interest rates, exclusive of call features. The fair values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.

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

EQUITY INVESTMENTS
Our equity investments, with a fair value totaling $4.605 billion at June 30, 2014, include $4.447 billion of common stock securities of companies generally with strong indications of paying and growing their dividends. Other criteria we evaluate include increasing sales and earnings, proven management and a favorable outlook. We believe our equity investment style is an appropriate long-term strategy. While our long-term financial position would be affected by prolonged changes in the market valuation of our investments, we believe our strong surplus position and cash flow provide a cushion against short-term fluctuations in valuation. Continued payment of cash dividends by the issuers of our common equity holdings can provide a floor to their valuation. A $100 million unrealized change in the value of the common stocks owned at period end would cause a change of $65 million, or approximately 40 cents per share, in our shareholders’ equity.

At June 30, 2014, BlackRock Inc. (NYSE:BLK) was our largest single common stock holding with a fair value of 3.1 percent of our publicly-traded common stock portfolio and 1.0 percent of the total investment portfolio. We had 14 holdings among eight different sectors each with a fair value greater than $100 million.

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

Common Stock Portfolio Industry Sector Distribution

	Percent of Publicly Traded Common Stock Portfolio
	At June 30, 2014		At December 31, 2013
	Cincinnati Financial	S&P 500 Industry Weightings	Cincinnati Financial	S&P 500 Industry Weightings
Sector:
Information technology	19.1%	19.0%	18.7%	18.6%
Industrials	14.2	10.5	14.0	10.9
Healthcare	11.5	13.4	11.5	13.0
Financial	11.4	16.0	12.0	16.2
Energy	11.0	10.7	10.5	10.3
Consumer staples	10.3	9.6	10.5	9.8
Consumer discretionary	9.6	11.9	9.8	12.5
Materials	5.6	3.5	5.7	3.5
Utilities	4.4	3.0	4.2	2.9
Telecomm services	2.9	2.4	3.1	2.3
Total	100.0%	100.0%	100.0%	100.0%

UNREALIZED INVESTMENT GAINS AND LOSSES
At June 30, 2014, unrealized investment gains before taxes for the consolidated investment portfolio totaled $2.713 billion and unrealized investment losses amounted to $26 million.

The unrealized investment gains at June 30, 2014, were due to a pretax net gain position in our fixed-maturity portfolio of $664 million and a net gain position in our equity portfolio of $2.023 billion. The net gain position in our fixed-maturity portfolio had grown in recent years prior to 2013 and in 2014 due largely to a declining interest rate environment. During 2013, that portfolio’s net gain position decreased $388 million largely due to lower valuations for fixed-maturity securities from rising interest rates. The net gain position for our current fixed-maturity holdings will naturally decline over time as individual securities mature. In addition, changes in interest rates can cause rapid, significant changes in fair values of fixed-maturity securities and the net gain position, as discussed in Quantitative and Qualitative Disclosures about Market Risk. The seven largest contributors to our common stock portfolio net gain position were Exxon Mobil Corporation (NYSE:XOM), Chevron Corporation (NYSE:CVX), Dover Corporation (NYSE:DOV), The Procter & Gamble Company (NYSE:PG), Honeywell International Inc. (NYSE:HON), Johnson & Johnson (NYSE:JNJ) and RPM International (NYSE:RPM), which had a combined net gain position of $599 million.

Unrealized Investment Losses
We expect the number of securities trading below amortized cost to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, amortized costs for some securities are revised through OTTI recognized in prior periods. At June 30, 2014, 309 of the 2,953 securities we owned had fair values below amortized cost, compared with 556 of the 2,879 securities we owned at year-end 2013. The 309 holdings with fair values below cost or amortized cost at June 30, 2014, represented 6.2 percent of fair value of our investment portfolio and $26 million in unrealized losses.

•
308 of the 309 holdings had fair value between 90 percent and 100 percent of amortized cost at June 30, 2014. Six of these 308 holdings are equity securities that may be subject to OTTI charges taken through earnings should they not recover by the recovery dates we determined. The fair value of these six equity securities was $140 million, and they accounted for $4 million in unrealized losses. The remaining 302 securities primarily consist of fixed-maturity securities whose current valuation is largely the result of interest rate factors. The fair value of these 302 securities was $721 million, and they accounted for $21 million in unrealized losses.

•
One of the 309 holdings had fair values between 70 percent and 90 percent of amortized cost at June 30, 2014. It is a fixed-maturity security that we believe will continue to pay interest and ultimately pay principal upon maturity. The issuer of this securities has strong cash flow to service its debt and meet its contractual obligation to make principal payments. The fair value of this security was $11 million, and it accounted for $1 million in unrealized losses.

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

•	No securities were trading below 70 percent of amortized cost at June 30, 2014.

The table below reviews fair values and unrealized losses by investment category and by the overall duration of the securities’ continuous unrealized loss position.

(In millions)	Less than 12 months		12 months or more		Total	Total
	Fair	Unrealized	Fair	Unrealized	fair	unrealized
At June 30, 2014	value	losses	value	losses	value	losses
Fixed maturity securities:
States, municipalities and political subdivisions	$61	$1	$267	$4	$328	$5
United States government	—	—	1	—	1	—
Government-sponsored enterprises	10	—	175	13	185	13
Foreign government	—	—	10	—	10	—
Commercial mortgage-backed	—	—	32	1	32	1
Corporate	49	—	127	3	176	3
Subtotal	120	1	612	21	732	22
Equity securities:
Common equities	39	—	79	3	118	3
Nonredeemable preferred equities	5	—	17	1	22	1
Subtotal	44	—	96	4	140	4
Total	$164	$1	$708	$25	$872	$26
At December 31, 2013
Fixed maturity securities:
States, municipalities and political subdivisions	$490	$18	$42	$3	$532	$21
United States government	1	—	—	—	1	—
Government-sponsored enterprises	199	27	1	—	200	27
Foreign government	10	—	—	—	10	—
Commercial mortgage-backed	125	5	—	—	125	5
Corporate	572	20	43	2	615	22
Subtotal	1,397	70	86	5	1,483	75
Equity securities:
Common equities	77	1	—	—	77	1
Nonredeemable preferred equities	42	3	—	—	42	3
Subtotal	119	4	—	—	119	4
Total	$1,516	$74	$86	$5	$1,602	$79

At June 30, 2014, 247 fixed-maturity securities with a total unrealized loss of $21 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity securities had fair values below 70 percent of amortized cost; One fixed-maturity security with a fair value of $11 million had a fair value from 70 percent to less than 90 percent of amortized cost and accounted for $1 million in unrealized losses; and 246 fixed-maturity securities with a fair value of $601 million had fair values from 90 percent to less than 100 percent of amortized cost and accounted for $20 million in unrealized losses.

At June 30, 2014, four equity securities with a total unrealized loss of $4 million had been in an unrealized loss position for 12 months or more. These four equity securities with a fair value of $96 million had fair values from 90 percent to less than 100% of amortized cost.

At June 30, 2014, applying our invested asset impairment policy, we determined that the $25 million in total unrealized losses in the table above were not other-than-temporarily impaired.

During the second quarter of 2014, one security was written down through impairment charges, for a total of four during the six months ended June 30, 2014. OTTI resulted in a pretax, noncash charge of less than $1 million

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

for both the three and six months ended June 30, 2014. During the first six months of 2013, we wrote down five securities resulting in $2 million in OTTI charges.

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

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

The following table summarizes the investment portfolio by severity of decline:

(In millions)
At June 30, 2014	Number of issues	Cost or amortized cost	Fair value	Gross unrealized gain/loss	Gross investment income
Taxable fixed maturities:
Fair valued below 70% of amortized cost	—	$—	$—	$—	$—
Fair valued at 70% to less than 100% of amortized cost	86	423	407	(16)	7
Fair valued at 100% and above of amortized cost	1,310	5,375	5,921	546	142
Securities sold in current year	—	—	—	—	4
Total	1,396	5,798	6,328	530	153
Tax-exempt fixed maturities:
Fair valued below 70% of amortized cost	—	—	—	—	—
Fair valued at 70% to less than 100% of amortized cost	217	331	325	(6)	3
Fair valued at 100% and above of amortized cost	1,240	2,590	2,730	140	49
Securities sold in current year	—	—	—	—	2
Total	1,457	2,921	3,055	134	54
Common equities:
Fair valued below 70% of cost	—	—	—	—	—
Fair valued at 70% to less than 100% of cost	2	121	118	(3)	2
Fair valued at 100% and above of cost	72	2,337	4,329	1,992	59
Securities sold in current year	—	—	—	—	—
Total	74	2,458	4,447	1,989	61
Nonredeemable preferred equities:
Fair valued below 70% of cost	—	—	—	—	—
Fair valued at 70% to less than 100% of cost	4	23	22	(1)	1
Fair valued at 100% and above of cost	22	101	136	35	4
Securities sold in current year	—	—	—	—	—
Total	26	124	158	34	5
Portfolio summary:
Fair valued below 70% of cost or amortized cost	—	—	—	—	—
Fair valued at 70% to less than 100% of cost or amortized cost	309	898	872	(26)	13
Fair valued at 100% and above of cost or amortized cost	2,644	10,403	13,116	2,713	254
Investment income on securities sold in current year	—	—	—	—	6
Total	2,953	$11,301	$13,988	$2,687	$273

At December 31, 2013
Portfolio summary:
Fair valued below 70% of cost or amortized cost	—	$—	$—	$—	$—
Fair valued at 70% to less than 100% of cost or amortized cost	556	1,681	1,602	(79)	41
Fair valued at 100% and above of cost or amortized cost	2,323	9,480	11,894	2,414	471
Investment income on securities sold in current year	—	—	—	—	23
Total	2,879	$11,161	$13,496	$2,335	$535

See our 2013 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Asset Impairment, Page 53.

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures – The company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)).

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company’s management, with the participation of the company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of June 30, 2014. Based upon that evaluation, the company’s chief executive officer and chief financial officer concluded that the design and operation of the company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure:

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

Changes in Internal Control over Financial Reporting – During the three months ended June 30, 2014, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any of our shares that were not registered under the Securities Act during the first six months of 2014. The board of directors has authorized share repurchases since 1996. Purchases are expected to be made generally through open market transactions. During the second quarter of 2014, we acquired 83,308 shares for $4 million from associates as consideration for options exercised. During the first six months of 2014, we acquired 162,461 shares for $8 million from associates as consideration for options exercised. The board gives management discretion to purchase shares at reasonable prices in light of circumstances at the time of purchase, subject to SEC regulations. On October 24, 2007, the board of directors expanded the existing repurchase authorization to approximately 13 million shares. We have 5,399,493 shares available for purchase under our programs at June 30, 2014.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1-30, 2014	—	—	—	5,399,493
May 1-31, 2014	—	—	—	5,399,493
June 1-30, 2014	—	—	—	5,399,493
Totals	—	—	—

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

Item 6.        Exhibits

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of Cincinnati Financial Corporation (incorporated by reference to the company’s 2010 Annual Report on Form 10-K dated February 25, 2011, Exhibit 3.1)
3.2
Regulations of Cincinnati Financial Corporation, as amended through May 1, 2010 (incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, Exhibit 3.2)

10.1
Amended and Restated Credit Agreement by and among Cincinnati Financial Corporation, CFC Investment Company, PNC Bank, N.A. as Administrative Agent, PNC Capital Markets, LLC, as Sole Bookrunner and Joint Lead Arranger, Fifth Third Bank, N.A., as Joint Lead Arranger and Syndication Agent, The Huntington National Bank and U.S. Bank, N.A., as Documentary Agents, dated May 13, 2014 (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated May 13, 2014)

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

Cincinnati Financial Corporation Second-Quarter 2014 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINCINNATI FINANCIAL CORPORATION
Date: July 29, 2014

/S/ Eric N. Mathews
Eric N. Mathews, CPCU, AIAF
Vice President, Assistant Secretary and Assistant Treasurer
(Principal Accounting Officer)

Cincinnati Financial Corporation Second-Quarter 2014 10-Q