Form 10-Q
period 2014-09-30
CINCINNATI FINANCIAL CORP
filed 2014-10-28
CIK 20286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)
☑        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2014.

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
☐Yes ☑ No

As of October 23, 2014, there were 163,490,441 shares of common stock outstanding.

CINCINNATI FINANCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2014

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

Part I – Financial Information
Item 1.        Financial Statements (unaudited)

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions except per share data)	September 30,	December 31,
	2014	2013
Assets
Investments
Fixed maturities, at fair value (amortized cost: 2014—$8,924; 2013—$8,638)	$9,522	$9,121
Equity securities, at fair value (cost: 2014—$2,697; 2013—$2,523)	4,666	4,375
Other invested assets	67	68
Total investments	14,255	13,564
Cash and cash equivalents	412	433
Investment income receivable	119	121
Finance receivable	77	85
Premiums receivable	1,447	1,346
Reinsurance recoverable	549	547
Prepaid reinsurance premiums	28	26
Deferred policy acquisition costs	590	565
Land, building and equipment, net, for company use (accumulated depreciation: 2014—$439; 2013—$420)	198	210
Other assets	69	73
Separate accounts	730	692
Total assets	$18,474	$17,662
Liabilities
Insurance reserves
Loss and loss expense reserves	$4,435	$4,311
Life policy and investment contract reserves	2,484	2,390
Unearned premiums	2,128	1,976
Other liabilities	666	611
Deferred income tax	777	673
Note payable	49	104
Long-term debt and capital lease obligations	829	835
Separate accounts	730	692
Total liabilities	12,098	11,592
Commitments and contingent liabilities (Note 12)	—	—
Shareholders' Equity
Common stock, par value—$2 per share; (authorized: 2014 and 2013—500 million shares; issued: 2014 and 2013—198 million shares)	397	397
Paid-in capital	1,205	1,191
Retained earnings	4,409	4,268
Accumulated other comprehensive income	1,658	1,504
Treasury stock at cost (2014 and 2013—35 million shares)	(1,293)	(1,290)
Total shareholders' equity	6,376	6,070
Total liabilities and shareholders' equity	$18,474	$17,662

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions except per share data)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues
Earned premiums	$1,071	$992	$3,157	$2,877
Investment income, net of expenses	138	133	409	392
Realized investment gains, net	65	22	101	77
Fee revenues	3	2	9	6
Other revenues	3	3	7	7
Total revenues	1,280	1,152	3,683	3,359
Benefits and Expenses
Insurance losses and policyholder benefits	686	642	2,181	1,841
Underwriting, acquisition and insurance expenses	319	312	967	919
Interest expense	13	13	40	40
Other operating expenses	3	3	10	12
Total benefits and expenses	1,021	970	3,198	2,812
Income Before Income Taxes	259	182	485	547
Provision for Income Taxes
Current	68	46	106	137
Deferred	8	5	21	15
Total provision for income taxes	76	51	127	152
Net Income	$183	$131	$358	$395
Per Common Share
Net income—basic	$1.12	$0.80	$2.19	$2.42
Net income—diluted	1.11	0.79	2.17	2.39

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net Income	$183	$131	$358	$395
Other Comprehensive Income
Change in unrealized gains (losses) on investments available-for-sale, net of tax of $(42), $22, $81 and $61, respectively	(78)	40	151	113
Net change in pension actuarial loss and prior service cost, net of tax of $0, $1, $0 and $3, respectively	1	1	—	4
Change in life deferred acquisition costs, life policy reserves and other, net of tax of $2, $2, $2 and $10, respectively	3	5	3	21
Other comprehensive income (loss), net of tax	(74)	46	154	138
Comprehensive Income	$109	$177	$512	$533

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In millions)	Common Stock				Accumulated Other Comprehensive Income		Total Share- holders' Equity
	Outstanding Shares	Amount	Paid-in Capital	Retained Earnings		Treasury Stock
Balance December 31, 2012	163	$394	$1,134	$4,021	$1,129	$(1,225)	$5,453
Net income	—	—	—	395	—	—	395
Other comprehensive income, net	—	—	—	—	138	—	138
Dividends declared	—	—	—	(202)	—	—	(202)
Treasury stock acquired—share repurchase authorization	—	—	—	—	—	—	—
Other	1	2	43	—	—	(13)	32
Balance September 30, 2013	164	$396	$1,177	$4,214	$1,267	$(1,238)	$5,816

Balance December 31, 2013	163	$397	$1,191	$4,268	$1,504	$(1,290)	$6,070
Net income	—	—	—	358	—	—	358
Other comprehensive income, net	—	—	—	—	154	—	154
Dividends declared	—	—	—	(217)	—	—	(217)
Treasury stock acquired—share repurchase authorization	—	—	—	—	—	(21)	(21)
Other	—	—	14	—	—	18	32
Balance September 30, 2014	163	$397	$1,205	$4,409	$1,658	$(1,293)	$6,376

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)	Nine months ended September 30,
	2014	2013
Cash Flows From Operating Activities
Net income	$358	$395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38	30
Realized gains on investments, net	(101)	(77)
Stock-based compensation	15	14
Interest credited to contract holders	35	31
Deferred income tax expense	21	15
Changes in:
Investment income receivable	2	—
Premiums and reinsurance receivable	(105)	(148)
Deferred policy acquisition costs	(32)	(60)
Other assets	—	(5)
Loss and loss expense reserves	124	77
Life policy reserves	104	53
Unearned premiums	152	234
Other liabilities	(30)	15
Current income tax receivable/payable	52	(36)
Net cash provided by operating activities	633	538
Cash Flows From Investing Activities
Sale of fixed maturities	26	28
Call or maturity of fixed maturities	675	711
Sale of equity securities	225	178
Purchase of fixed maturities	(974)	(1,016)
Purchase of equity securities	(294)	(216)
Investment in finance receivables	(13)	(26)
Collection of finance receivables	23	22
Investment in buildings and equipment, net	(6)	(5)
Change in other invested assets, net	7	4
Net cash used in investing activities	(331)	(320)
Cash Flows From Financing Activities
Payment of cash dividends to shareholders	(208)	(195)
Purchase of treasury shares	(21)	—
Decrease in notes payable	(55)	—
Proceeds from stock options exercised	14	17
Contract holders' funds deposited	66	64
Contract holders' funds withdrawn	(108)	(78)
Excess tax benefits on stock-based compensation	2	10
Other	(13)	(12)
Net cash used in financing activities	(323)	(194)
Net change in cash and cash equivalents	(21)	24
Cash and cash equivalents at beginning of year	433	487
Cash and cash equivalents at end of period	$412	$511
Supplemental disclosures of cash flow information:
Interest paid	$27	$27
Income taxes paid	52	169
Non-cash activities:
Conversion of securities	$7	$59
Equipment acquired under capital lease obligations	10	21
Cashless exercise of stock options	11	22

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

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

Our September 30, 2014, condensed consolidated financial statements are unaudited. Certain financial information that is included in annual financial statements prepared in accordance with GAAP is not required for interim reporting and has been condensed or omitted. We believe that we have made all adjustments, consisting only of normal recurring accruals, that are necessary for fair presentation. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our 2013 Annual Report on Form 10-K. The results of operations for interim periods do not necessarily indicate results to be expected for the full year.

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

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

NOTE 2 – INVESTMENTS
The following table provides cost or amortized cost, gross unrealized gains, gross unrealized losses and fair value for our invested assets:

(In millions)	Cost or
	amortized	Gross unrealized		Fair
At September 30, 2014	cost	gains	losses	value
Fixed maturity securities:
Corporate	$5,134	$449	$13	$5,570
States, municipalities and political subdivisions	3,294	173	3	3,464
Commercial mortgage-backed	250	5	1	254
Government-sponsored enterprises	222	—	12	210
Foreign government	10	—	—	10
Convertibles and bonds with warrants attached	7	—	—	7
United States government	7	—	—	7
Subtotal	8,924	627	29	9,522
Equity securities:
Common equities	2,552	1,942	6	4,488
Nonredeemable preferred equities	145	34	1	178
Subtotal	2,697	1,976	7	4,666
Total	$11,621	$2,603	$36	$14,188
At December 31, 2013
Fixed maturity securities:
Corporate	$5,122	$433	$22	$5,533
States, municipalities and political subdivisions	3,107	125	21	3,211
Government-sponsored enterprises	227	—	27	200
Commercial mortgage-backed	148	—	5	143
Convertibles and bonds with warrants attached	17	—	—	17
Foreign government	10	—	—	10
United States government	7	—	—	7
Subtotal	8,638	558	75	9,121
Equity securities:
Common equities	2,396	1,818	1	4,213
Nonredeemable preferred equities	127	38	3	162
Subtotal	2,523	1,856	4	4,375
Total	$11,161	$2,414	$79	$13,496

The net unrealized investment gains in our fixed-maturity portfolio are primarily the result of the continued low interest rate environment that increased the fair value of our fixed-maturity portfolio. The seven largest unrealized investment gains in our common stock portfolio are from Exxon Mobil Corporation (NYSE:XOM), The Procter & Gamble Company (NYSE:PG), Honeywell International Incorporated (NYSE:HON), Chevron Corporation (NYSE:CVX), Johnson & Johnson (NYSE:JNJ), BlackRock Inc. (NYSE:BLK), and RPM International (NYSE:RPM), which had a combined gross unrealized gain of $579 million. At September 30, 2014, BlackRock Inc. was our largest single common stock holding with a fair value of 3.1 percent of our publicly traded common stock portfolio and 1.0 percent of the total investment portfolio.

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

The table below provides fair values and gross unrealized losses by investment category and by the duration of the securities’ continuous unrealized loss positions:

(In millions)	Less than 12 months		12 months or more		Total	Total
	Fair	Unrealized	Fair	Unrealized	fair	unrealized
At September 30, 2014	value	losses	value	losses	value	losses
Fixed maturity securities:
Corporate	$224	$9	$114	$4	$338	$13
States, municipalities and political subdivisions	28	—	218	3	246	3
Commercial mortgage-backed	37	—	32	1	69	1
Government-sponsored enterprises	11	—	176	12	187	12
Foreign government	—	—	10	—	10	—
United States government	1	—	1	—	2	—
Subtotal	301	9	551	20	852	29
Equity securities:
Common equities	105	2	80	4	185	6
Nonredeemable preferred equities	25	—	17	1	42	1
Subtotal	130	2	97	5	227	7
Total	$431	$11	$648	$25	$1,079	$36
At December 31, 2013
Fixed maturity securities:
Corporate	$572	$20	$43	$2	$615	$22
States, municipalities and political subdivisions	490	18	42	3	532	21
Government-sponsored enterprises	199	27	1	—	200	27
Commercial mortgage-backed	125	5	—	—	125	5
Foreign government	10	—	—	—	10	—
United States government	1	—	—	—	1	—
Subtotal	1,397	70	86	5	1,483	75
Equity securities:
Common equities	77	1	—	—	77	1
Nonredeemable preferred equities	42	3	—	—	42	3
Subtotal	119	4	—	—	119	4
Total	$1,516	$74	$86	$5	$1,602	$79

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

The following table provides investment income, realized investment gains and losses, the change in unrealized investment gains and losses, and other items:

(In millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Investment income summary:
Interest on fixed maturities	$105	$104	$312	$309
Dividends on equity securities	35	30	101	87
Other investment income	—	1	2	2
Total	140	135	415	398
Less investment expenses	2	2	6	6
Total	$138	$133	$409	$392

Realized investment gains and losses summary:
Fixed maturities:
Gross realized gains	$6	$5	$12	$10
Gross realized losses	—	—	(4)	—
Other-than-temporary impairments	—	—	—	(2)
Equity securities:
Gross realized gains	59	15	93	64
Gross realized losses	—	—	—	—
Other-than-temporary impairments	—	—	(1)	—
Other	—	2	1	5
Total	$65	$22	$101	$77

Change in unrealized gains and losses summary:
Fixed maturities	$(66)	$(28)	$115	$(335)
Equity securities	(54)	90	117	509
Net change in pension actuarial loss and prior service cost	1	2	—	7
Adjustment to deferred acquisition costs and life policy reserves	4	9	(4)	38
Other	1	(2)	9	(7)
Income taxes on above	40	(25)	(83)	(74)
Total	$(74)	$46	$154	$138

During the three months ended September 30, 2014, there were no equity securities and no fixed-maturity securities other-than-temporarily impaired. During the nine months ended September 30, 2014, there were    three equity securities and one fixed-maturity security other-than-temporarily impaired. There were no credit losses on fixed-maturity securities for which a portion of other-than-temporary impairment (OTTI) has been recognized in other comprehensive income for the three and nine months ended September 30, 2014 and 2013. At September 30, 2014, 212 fixed-maturity investments with a total unrealized loss of $20 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity investments had fair values below
70 percent of amortized cost. Four equity investments with a total unrealized loss of $5 million had been in an unrealized loss position for 12 months or more as of September 30, 2014. Of that total, no equity investments were trading below 70 percent of cost.

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

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

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

Fair Value Disclosures for Assets
The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis at September 30, 2014, and December 31, 2013. We do not have any material liabilities carried at fair value. There were no transfers between Level 1 and Level 2.

(In millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At September 30, 2014
Fixed maturities, available for sale:
Corporate	$—	$5,542	$28	$5,570
States, municipalities and political subdivisions	—	3,464	—	3,464
Commercial mortgage-backed	—	254	—	254
Government-sponsored enterprises	—	210	—	210
Foreign government	—	10	—	10
Convertibles and bonds with warrants attached	—	7	—	7
United States government	7	—	—	7
Subtotal	7	9,487	28	9,522
Common equities, available for sale	4,488	—	—	4,488
Nonredeemable preferred equities, available for sale	—	176	2	178
Separate accounts taxable fixed maturities	—	694	—	694
Top Hat Savings Plan mutual funds and common equity (included in Other assets)	17	—	—	17
Total	$4,512	$10,357	$30	$14,899
At December 31, 2013
Fixed maturities, available for sale:
Corporate	$—	$5,531	$2	$5,533
States, municipalities and political subdivisions	—	3,211	—	3,211
Government-sponsored enterprises	—	200	—	200
Commercial mortgage-backed	—	143	—	143
Convertibles and bonds with warrants attached	—	17	—	17
Foreign government	—	10	—	10
United States government	7	—	—	7
Subtotal	7	9,112	2	9,121
Common equities, available for sale	4,213	—	—	4,213
Nonredeemable preferred equities, available for sale	—	160	2	162
Separate accounts taxable fixed-maturities	—	682	—	682
Top Hat Savings Plan mutual funds and common equity (included in Other assets)	14	—	—	14
Total	$4,234	$9,954	$4	$14,192

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

Each financial instrument that was deemed to have significant unobservable inputs when determining valuation is identified in the following tables by security type with a summary of changes in fair value as of September 30, 2014. Total Level 3 assets continue to be less than 1 percent of financial assets measured at fair value in the condensed consolidated balance sheets. Assets presented in the table below were valued based primarily on broker/dealer quotes for which there is a lack of transparency as to inputs used to develop the valuations. The quantitative detail of these unobservable inputs is neither provided nor reasonably available to us.

The following tables provide the change in Level 3 assets for the three months ended September 30:

(In millions)	Asset fair value measurements using significant unobservable inputs (Level 3)
	Corporate fixed maturities	Commercial mortgage- backed fixed maturities	States, municipalities and political subdivisions fixed maturities	Nonredeemable preferred equities	Total
Beginning balance, June 30, 2014	$9	$—	$—	$2	$11
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—	—
Included in other comprehensive income	—	—	—	—	—
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Transfers into Level 3	19	—	—	—	19
Transfers out of Level 3	—	—	—	—	—
Ending balance, September 30, 2014	$28	$—	$—	$2	$30

Beginning balance, June 30, 2013	$3	$—	$1	$2	$6
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—	—
Included in other comprehensive income	—	—	—	—	—
Purchases	—	—	—	—	—
Sales	—	—	(1)	—	(1)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Ending balance, September 30, 2013	$3	$—	$—	$2	$5

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

The following tables provide the change in Level 3 assets for the nine months ended September 30:

(In millions)	Asset fair value measurements using significant unobservable inputs (Level 3)
	Corporate fixed maturities	Commercial mortgage- backed fixed maturities	States, municipalities and political subdivisions fixed maturities	Nonredeemable preferred equities	Total
Beginning balance, January 1, 2014	$2	$—	$—	$2	$4
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—	—
Included in other comprehensive income	—	—	—	—	—
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Transfers into Level 3	26	5	—	—	31
Transfers out of Level 3	—	(5)	—	—	(5)
Ending balance, September 30, 2014	$28	$—	$—	$2	$30

Beginning balance, January 1, 2013	$3	$—	$1	$1	$5
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—	—
Included in other comprehensive income	—	—	—	—	—
Purchases	—	—	—	1	1
Sales	—	—	(1)	—	(1)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Ending balance, September 30, 2013	$3	$—	$—	$2	$5

Additional disclosures for the Level 3 category are not material.

Fair Value Disclosures for Assets and Liabilities Not Carried at Fair Value

The disclosures below are presented to provide timely information about the effects of current market conditions on financial instruments that are not reported at fair value in our condensed consolidated financial statements.

This table summarizes the book value and principal amounts of our long-term debt:

(In millions)			Book value		Principal amount
			September 30,	December 31,	September 30,	December 31,
Interest rate	Year of issue		2014	2013	2014	2013
6.900%	1998	Senior debentures, due 2028	$28	$28	$28	$28
6.920%	2005	Senior debentures, due 2028	391	391	391	391
6.125%	2004	Senior notes, due 2034	371	371	374	374
		Total	$790	$790	$793	$793

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

The following table shows fair values of our note payable and long-term debt:

(In millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At September 30, 2014
Note payable	$—	$49	$—	$49
6.900% senior debentures, due 2028	—	33	—	33
6.920% senior debentures, due 2028	—	482	—	482
6.125% senior notes, due 2034	—	438	—	438
Total	$—	$1,002	$—	$1,002

At December 31, 2013
Note payable	$—	$104	$—	$104
6.900% senior debentures, due 2028	—	30	—	30
6.920% senior debentures, due 2028	—	458	—	458
6.125% senior notes, due 2034	—	399	—	399
Total	$—	$991	$—	$991

During the second quarter of 2014, we repaid $55 million on our revolving short-term line of credit as part of routine cash management.

The following table shows the fair value of our life policy loans, included in other invested assets:

(In millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At September 30, 2014
Life policy loans	$—	$—	$39	$39

At December 31, 2013
Life policy loans	$—	$—	$45	$45

Outstanding principal and interest for these life policy loans was $30 million and $36 million at September 30, 2014, and December 31, 2013, respectively.

The following table shows fair values of our deferred annuities and structured settlements, included in life policy and investment contract reserves:

(In millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At September 30, 2014
Deferred annuities	$—	$—	$904	$904
Structured settlements	—	220	—	220
Total	$—	$220	$904	$1,124

At December 31, 2013
Deferred annuities	$—	$—	$911	$911
Structured settlements	—	219	—	219
Total	$—	$219	$911	$1,130

Recorded reserves for the deferred annuities were $864 million and $862 million at September 30, 2014, and December 31, 2013, respectively. Recorded reserves for the structured settlements were $184 million and
$189 million at September 30, 2014, and December 31, 2013, respectively.

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

NOTE 4 – PROPERTY CASUALTY LOSS AND LOSS EXPENSES
This table summarizes activity for our consolidated property casualty loss and loss expense reserves:

(In millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Gross loss and loss expense reserves, beginning of period	$4,408	$4,219	$4,241	$4,169
Less reinsurance receivable	282	333	299	356
Net loss and loss expense reserves, beginning of period	4,126	3,886	3,942	3,813
Net incurred loss and loss expenses related to:
Current accident year	647	631	2,125	1,840
Prior accident years	(25)	(38)	(120)	(140)
Total incurred	622	593	2,005	1,700
Net paid loss and loss expenses related to:
Current accident year	353	329	859	699
Prior accident years	286	233	979	897
Total paid	639	562	1,838	1,596
Net loss and loss expense reserves, end of period	4,109	3,917	4,109	3,917
Plus reinsurance receivable	284	321	284	321
Gross loss and loss expense reserves, end of period	$4,393	$4,238	$4,393	$4,238

We use actuarial methods, models and judgment to estimate, as of a financial statement date, the property casualty loss and loss expense reserves required to pay for and settle all outstanding insured claims, including incurred but not reported (IBNR) claims, as of that date. The actuarial estimate is subject to review and adjustment by an inter-departmental committee that includes actuarial management that is familiar with relevant company and industry business, claims and underwriting trends, as well as general economic and legal trends that could affect future loss and loss expense payments. The amount we will actually have to pay for claims can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate. The reserve for loss and loss expenses in the condensed consolidated balance sheets also included $42 million at September 30, 2014, and $69 million at September 30, 2013, for certain life and health loss and loss expense reserves.

For the three months ended September 30, 2014, we experienced $25 million of favorable development on prior accident years, including $24 million of favorable development in commercial lines, $5 million of adverse development in personal lines and $6 million favorable development in excess and surplus lines. This included
$5 million from favorable development of catastrophe losses for the three months ended September 30, 2014, compared with $9 million of favorable development of catastrophe losses for the three months ended September 30, 2013. We recognized favorable reserve development during the three months ended
September 30, 2014, of $15 million for the workers' compensation line, $8 million for each the commercial property line and the commercial casualty line and $12 million of adverse development for the commercial auto line, due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines.

For the nine months ended September 30, 2014, we experienced $120 million of favorable development on prior accident years, including $84 million of favorable development in commercial lines, $13 million of favorable development in personal lines and $23 million favorable development in excess and surplus lines. This included
$19 million from favorable development of catastrophe losses for the nine months ended September 30, 2014, compared with $24 million of favorable development of catastrophe losses for the nine months ended September 30, 2013. We recognized favorable reserve development during the nine months ended
September 30, 2014, of $45 million for the workers' compensation line, $33 million for the commercial property line, $25 million for the commercial casualty line and $24 million of adverse development in the commercial auto line, due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines.

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

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

This table summarizes our life policy and investment contract reserves:

(In millions)	September 30, 2014	December 31, 2013
Ordinary/traditional life	$863	$815
Universal life	527	508
Deferred annuities	864	862
Structured settlements	184	189
Other	46	16
Total life policy and investment contract reserves	$2,484	$2,390

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

(In millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Deferred policy acquisition costs asset, beginning of period	$571	$546	$565	$470
Capitalized deferred policy acquisition costs	208	211	630	612
Amortized deferred policy acquisition costs	(195)	(190)	(598)	(552)
Amortized shadow deferred policy acquisition costs	6	9	(7)	46
Deferred policy acquisition costs asset, end of period	$590	$576	$590	$576

No premium deficiencies were recorded in the condensed consolidated statements of income, as the sum of the anticipated loss and loss adjustment expenses, policyholder dividends and unamortized deferred acquisition expenses did not exceed the related unearned premiums and anticipated investment income.

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income includes changes in unrealized gains and losses on investments available for sale and other invested assets, changes in pension obligations and changes in life deferred acquisition costs, life policy reserves and other as follows:

(In millions)	Three months ended September 30,
	2014			2013
	Before tax	Income tax	Net	Before tax	Income tax	Net
Accumulated unrealized gains, net, on investments available for sale, beginning of period	$2,687	$931	$1,756	$1,987	$686	$1,301

Other comprehensive income before reclassification	(55)	(20)	(35)	82	29	53
Reclassification adjustment for realized investment gains, net, included in net income	(65)	(22)	(43)	(20)	(7)	(13)
Effect on other comprehensive income	(120)	(42)	(78)	62	22	40
Accumulated unrealized gains, net, on investments available for sale, end of period	$2,567	$889	$1,678	$2,049	$708	$1,341

Accumulated unrealized losses, net, for pension obligations, beginning of period	$(19)	$(6)	$(13)	$(96)	$(33)	$(63)
Other comprehensive income before reclassification	—	—	—	—	—	—
Reclassification adjustment for amortization of actuarial loss and prior service cost, net, included in net income	1	—	1	2	1	1
Effect on other comprehensive income	1	—	1	2	1	1
Accumulated unrealized losses, net, for pension obligations, end of period	$(18)	$(6)	$(12)	$(94)	$(32)	$(62)

Accumulated unrealized losses, net, on life deferred acquisition costs, life policy reserves and other, beginning of period	$(16)	$(5)	$(11)	$(26)	$(9)	$(17)
Other comprehensive income before reclassification	5	2	3	9	2	7
Reclassification adjustment for life deferred acquisition costs, life policy reserves and other, net, included in net income	—	—	—	(2)	—	(2)
Effect on other comprehensive income	5	2	3	7	2	5
Accumulated unrealized losses, net, on life deferred acquisition costs, life policy reserves and other, end of period	$(11)	$(3)	$(8)	$(19)	$(7)	$(12)

Accumulated other comprehensive income, beginning of period	$2,652	$920	$1,732	$1,865	$644	$1,221
Change in unrealized gains, net, on investments available for sale	(120)	(42)	(78)	62	22	40
Change in pension obligations	1	—	1	2	1	1
Change in life deferred acquisition costs, life policy reserves and other	5	2	3	7	2	5
Effect on other comprehensive income	(114)	(40)	(74)	71	25	46
Accumulated other comprehensive income, end of period	$2,538	$880	$1,658	$1,936	$669	$1,267
Cincinnati Financial Corporation Third-Quarter 2014 10-Q

(In millions)	Nine months ended September 30,
	2014			2013
	Before tax	Income tax	Net	Before tax	Income tax	Net
Accumulated unrealized gains, net, on investments available for sale, beginning of period	$2,335	$808	$1,527	$1,875	$647	$1,228

Other comprehensive income before reclassification	332	115	217	246	85	161
Reclassification adjustment for realized investment gains, net, included in net income	(100)	(34)	(66)	(72)	(24)	(48)
Effect on other comprehensive income	232	81	151	174	61	113
Accumulated unrealized gains, net, on investments available for sale, end of period	$2,567	$889	$1,678	$2,049	$708	$1,341

Accumulated unrealized losses, net, for pension obligations, beginning of period	$(18)	$(6)	$(12)	$(101)	$(35)	$(66)
Other comprehensive income before reclassification	—	—	—	—	—	—
Reclassification adjustment for amortization of actuarial loss and prior service cost, net, included in net income	—	—	—	7	3	4
Effect on other comprehensive income	—	—	—	7	3	4
Accumulated unrealized losses, net, for pension obligations, end of period	$(18)	$(6)	$(12)	$(94)	$(32)	$(62)

Accumulated unrealized losses, net, on life deferred acquisition costs, life policy reserves and other, beginning of period	$(16)	$(5)	$(11)	$(50)	$(17)	$(33)
Other comprehensive income before reclassification	6	3	3	36	12	24
Reclassification adjustment for life deferred acquisition costs, life policy reserves and other, net, included in net income	(1)	(1)	—	(5)	(2)	(3)
Effect on other comprehensive income	5	2	3	31	10	21
Accumulated unrealized losses, net, on life deferred acquisition costs, life policy reserves and other, end of period	$(11)	$(3)	$(8)	$(19)	$(7)	$(12)

Accumulated other comprehensive income, beginning of period	$2,301	$797	$1,504	$1,724	$595	$1,129
Change in unrealized gains, net, on investments available for sale	232	81	151	174	61	113
Change in pension obligations	—	—	—	7	3	4
Change in life deferred acquisition costs, life policy reserves and other	5	2	3	31	10	21
Effect on other comprehensive income	237	83	154	212	74	138
Accumulated other comprehensive income, end of period	$2,538	$880	$1,658	$1,936	$669	$1,267

The reclassification adjustment for realized gains on investments available for sale and life deferred acquisition costs, life policy reserves and other is recorded in the line item for total realized investment gains, net, on the condensed consolidated statements of income.

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

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

Our condensed consolidated statements of income include earned consolidated property casualty insurance premiums on assumed and ceded business:

(In millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Direct earned premiums	$1,067	$1,002	$3,134	$2,895
Assumed earned premiums	3	3	8	8
Ceded earned premiums	(45)	(51)	(132)	(150)
Net earned premiums	$1,025	$954	$3,010	$2,753

Our condensed consolidated statements of income include incurred consolidated property casualty insurance loss and loss expenses on assumed and ceded business:

(In millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Direct incurred loss and loss expenses	$633	$597	$2,026	$1,725
Assumed incurred loss and loss expenses	1	1	5	8
Ceded incurred loss and loss expenses	(12)	(5)	(26)	(33)
Net incurred loss and loss expenses	$622	$593	$2,005	$1,700

Our life insurance company purchases reinsurance for protection of a portion of the risk that is written. Primary components of our life reinsurance program include individual mortality coverage and aggregate catastrophe and accidental death coverage in excess of certain deductibles.

Our condensed consolidated statements of income include earned life insurance premiums on ceded business:

(In millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Direct earned premiums	$61	$52	$191	$166
Ceded earned premiums	(15)	(14)	(44)	(42)
Net earned premiums	$46	$38	$147	$124

Our condensed consolidated statements of income include life insurance contract holders' benefits incurred on ceded business:

(In millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Direct contract holders' benefits incurred	$80	$64	$228	$190
Ceded contract holders' benefits incurred	(16)	(15)	(52)	(49)
Net contract holders' benefits incurred	$64	$49	$176	$141

The ceded benefits incurred can vary depending on the type of life insurance policy held and the year the policy was sold.

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

NOTE 9 – INCOME TAXES
As of September 30, 2014, and December 31, 2013, we had no liability for unrecognized tax benefits.

The differences between the 35 percent statutory income tax rate and our effective income tax rate were as follows:

(In millions)	Three months ended September 30,				Nine months ended September 30,
	2014		2013		2014		2013
Tax at statutory rate	$91	35.0%	$64	35.0%	$170	35.0%	$191	35.0%
Increase (decrease) resulting from:
Tax-exempt income from municipal bonds	(9)	(3.5)	(8)	(4.4)	(25)	(5.2)	(24)	(4.4)
Dividend received exclusion	(7)	(2.7)	(6)	(3.3)	(21)	(4.3)	(18)	(3.3)
Other	1	0.5	1	0.7	3	0.7	3	0.5
Provision for income taxes	$76	29.3%	$51	28.0%	$127	26.2%	$152	27.8%

The change in our effective tax rate was primarily due to changes in pretax income from underwriting results and realized investment gains and losses, compared with small changes in the amount of permanent book-tax differences.

NOTE 10 – NET INCOME PER COMMON SHARE
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are computed based on the weighted average number of common and dilutive potential common shares outstanding using the treasury stock method. The table shows calculations for basic and diluted earnings per share:

(In millions except per share data)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Numerator:
Net income—basic and diluted	$183	$131	$358	$395
Denominator:
Basic weighted-average common shares outstanding	163.5	163.7	163.5	163.5
Effect of stock-based awards:
Stock options	0.9	1.2	0.9	1.1
Nonvested shares	0.6	0.7	0.6	0.7
Adjusted diluted weighted-average shares	165.0	165.6	165.0	165.3
Earnings per share:
Basic	$1.12	$0.80	$2.19	$2.42
Diluted	1.11	0.79	2.17	2.39
Number of anti-dilutive share-based awards	0.7	0.3	0.7	0.4

The sources of dilution of our common shares are certain equity-based awards. See our 2013 Annual Report on Form 10-K, Item 8, Note 17, Share-Based Associate Compensation Plans, Page 154, for information about equity-based awards. The above table shows the number of anti-dilutive share-based awards for the three and nine months ended September 30, 2014 and 2013. We did not include these share-based awards in the computation of net income per common share (diluted) because their exercise would have anti-dilutive effects.

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

NOTE 11 – EMPLOYEE RETIREMENT BENEFITS
The following summarizes the components of net periodic costs for our qualified and supplemental pension plans:

(In millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Service cost	$3	$4	$8	$10
Interest cost	4	4	11	10
Expected return on plan assets	(5)	(5)	(13)	(13)
Amortization of actuarial loss and prior service cost	1	2	2	7
Net periodic benefit cost	$3	$5	$8	$14

See our 2013 Annual Report on Form 10-K, Item 8, Note 13, Employee Retirement Benefits, Page 148, for information on our retirement benefits. We made matching contributions of $3 million and $2 million to our
401(k) and Top Hat savings plans during the third quarter of 2014 and 2013 and contributions of $9 million and
$7 million for the first nine months of 2014 and 2013, respectively.

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

The company and its subsidiaries also are occasionally involved in other legal and regulatory proceedings, some of which assert claims for substantial amounts. These actions include, among others, putative class actions seeking certification of a state or national class. Such proceedings have alleged, for example, breach of an alleged duty to search national databases to ascertain unreported deaths of insureds under life insurance policies. The company's insurance subsidiaries also are occasionally parties to individual actions in which extra-contractual damages, punitive damages or penalties are sought, such as claims alleging bad faith handling of insurance claims or writing unauthorized coverage or claims alleging discrimination by former or current associates.

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

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

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

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

Segment information is summarized in the following table:

(In millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Commercial lines insurance
Commercial casualty	$237	$221	$695	$636
Commercial property	186	161	537	460
Commercial auto	133	124	391	355
Workers' compensation	93	95	280	270
Specialty packages	27	38	93	114
Management liability and surety	32	30	94	89
Machinery and equipment	12	11	36	32
Commercial lines insurance premiums	720	680	2,126	1,956
Fee revenue	1	1	3	2
Total commercial lines insurance	721	681	2,129	1,958
Personal lines insurance
Personal auto	121	112	354	328
Homeowner	110	103	330	298
Other personal lines	32	29	91	86
Personal lines insurance premiums	263	244	775	712
Fee revenue	1	—	2	1
Total personal lines insurance	264	244	777	713

Excess and surplus lines insurance	42	30	109	85

Life insurance premiums	46	38	147	124
Separate account investment management fees	1	1	4	3
Total life insurance	47	39	151	127

Investment operations
Investment income, net of expenses	138	133	409	392
Realized investment gains, net	65	22	101	77
Total investments	203	155	510	469

Other	3	3	7	7
Total revenues	$1,280	$1,152	$3,683	$3,359

Income (loss) before income taxes:
Insurance underwriting results
Commercial lines insurance	$67	$43	$97	$135
Personal lines insurance	14	14	(33)	33
Excess and surplus lines insurance	13	4	22	5
Life insurance	(4)	—	(5)	10
Investment operations	182	134	448	409
Other	(13)	(13)	(44)	(45)
Total income before income taxes	$259	$182	$485	$547

Identifiable assets:	September 30, 2014	December 31, 2013
Property casualty insurance	$2,434	$2,455
Life insurance	1,269	1,225
Investment operations	14,322	13,618
Other	449	364
Total	$18,474	$17,662

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

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

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

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

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

CORPORATE FINANCIAL HIGHLIGHTS

Net Income and Comprehensive Income Data

(In millions except per share data)	Three months ended September 30,			Nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change
Net income and comprehensive income data:
Earned premiums	$1,071	$992	8	$3,157	$2,877	10
Investment income, net of expenses (pretax)	138	133	4	409	392	4
Realized investment gains and losses, net (pretax)	65	22	195	101	77	31
Total revenues	1,280	1,152	11	3,683	3,359	10
Net income	183	131	40	358	395	(9)
Comprehensive income	109	177	(38)	512	533	(4)
Net income—diluted	$1.11	$0.79	41	$2.17	$2.39	(9)
Cash dividends declared	0.44	0.42	5	1.32	1.24	7
Adjusted weighted average shares outstanding	165.0	165.6	0	165.0	165.3	0

Revenues rose for the third quarter and the first nine months of 2014 compared with the same periods of 2013, primarily due to growth in earned premiums. Premium and investment revenue trends are discussed further in the respective sections of Results of Operations.

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

Net income for the third quarter of 2014 compared with the third quarter of 2013 increased $52 million, including an increase in property casualty underwriting income of $21 million after taxes. Lower catastrophe losses, mostly weather related, accounted for $27 million of both increases. Third-quarter 2014 after-tax net realized investment gains and losses were $28 million higher than the same quarter a year ago. After-tax investment income in our investment segment results for the third quarter of 2014 rose $5 million compared with the same quarter of 2013. Life insurance segment results on a pretax basis were $4 million lower.

For the first nine months of 2014, net income decreased $37 million compared with the first nine months of 2013, primarily due to a decrease in property casualty underwriting income of $57 million after taxes, including $47 million from higher catastrophe losses. After-tax investment income increased by $15 million while after-tax net realized investment gains and losses also rose by $15 million. Life insurance segment results on a pretax basis were $15 million lower.

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

The board of directors is committed to rewarding shareholders directly through cash dividends and through share repurchase authorizations. Through 2013, the company had increased the indicated annual cash dividend rate for 53 consecutive years, a record we believe was matched by only nine other publicly traded companies. In January 2014, the board of directors increased the second-quarter dividend to 44 cents per share, setting the stage for our 54th consecutive year of increasing cash dividends. During the first nine months of 2014, cash dividends declared by the company increased approximately 7 percent compared with the same period of 2013. That increase reflected board actions in both August 2013 and January 2014 that raised the per-share amount of regular dividends. Our board regularly evaluates relevant factors in decisions related to dividends and share repurchases. The 2014 dividend increase reflected our strong earnings performance and signaled management’s and the board’s positive outlook and confidence in our outstanding capital, liquidity and financial flexibility.

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

Balance Sheet Data and Performance Measures

(In millions except share data)	At September 30,	At December 31,
	2014	2013
Balance sheet data:
Invested assets	$14,255	$13,564
Total assets	18,474	17,662
Short-term debt	49	104
Long-term debt	790	790
Shareholders' equity	6,376	6,070
Book value per share	39.01	37.21
Debt-to-total-capital ratio	11.6%	12.8%

Total assets at September 30, 2014, increased 5 percent compared with year-end 2013, primarily due to growth in invested assets largely driven by net purchases of securities. Shareholders’ equity rose 5 percent, and book value per share also rose 5 percent during the first nine months of 2014. Our debt-to-total-capital ratio (capital is the sum of debt plus shareholders’ equity) decreased compared with year-end 2013. The value creation ratio, a non-GAAP measure defined below, was lower for the first nine months of 2014, compared with the 2013 period, primarily due to lower net income before realized gains. The $1.80 increase in book value per share during the first nine months of 2014 contributed 4.8 percentage points to the value creation ratio, while dividends declared at $1.32 per share contributed 3.6 points. Value creation ratio trends in total and by major components, along with a reconciliation of the non-GAAP measure to comparable GAAP measures, are shown in the tables below.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Value creation ratio major components:
Net income before realized gains	2.2%	2.0%	4.8%	6.3%
Change in realized and unrealized gains, fixed-maturity securities	(0.6)	(0.2)	1.3	(3.9)
Change in realized and unrealized gains, equity securities	0.1	1.2	2.3	6.8
Other	0.1	0.2	0.0	0.6
Value creation ratio	1.8%	3.2%	8.4%	9.8%

(Dollars are per outstanding share)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Book value change per share:
End of period book value	$39.01	$35.51	$39.01	$35.51
Less beginning of period book value	38.77	34.83	37.21	33.48
Change in book value	$0.24	$0.68	$1.80	$2.03

Change in book value:
Net income before realized gains	$0.86	$0.71	$1.79	$2.10
Change in realized and unrealized gains, fixed-maturity securities	(0.24)	(0.09)	0.49	(1.29)
Change in realized and unrealized gains, equity securities	0.03	0.42	0.84	2.27
Dividend declared to shareholders	(0.44)	(0.42)	(1.32)	(1.24)
Other	0.03	0.06	0.00	0.19
Change in book value	$0.24	$0.68	$1.80	$2.03

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

(Dollars are per outstanding share)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Value creation ratio:
End of period book value	$39.01	$35.51	$39.01	$35.51
Less beginning of period book value	38.77	34.83	37.21	33.48
Change in book value	0.24	0.68	1.80	2.03
Dividend declared to shareholders	0.44	0.42	1.32	1.24
Total contribution to value creation ratio	$0.68	$1.10	$3.12	$3.27

Contribution to value creation ratio from change in book value*	0.6%	2.0%	4.8%	6.1%
Contribution to value creation ratio from dividends declared to shareholders**	1.2	1.2	3.6	3.7
Value creation ratio	1.8%	3.2%	8.4%	9.8%

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

Performance Drivers
When looking at our long-term objectives, we see three performance drivers:

•
Premium growth – We believe our agency relationships and initiatives can lead to a property casualty written premium growth rate over any five-year period that exceeds the industry average. For the first nine months of 2014, our total property casualty net written premiums’ year-over-year growth was 6 percent, comparing favorably with the industry’s 4 percent growth rate reported by A.M. Best for the first six months of 2014. The industry's growth rate excludes its mortgage and financial guaranty lines of business. Our premium growth initiatives are discussed below in Highlights of Our Strategies and Supporting Initiatives.

•
Combined ratio – We believe our underwriting philosophy and initiatives can generate a GAAP combined ratio over any five-year period that is consistently within the range of 95 percent to 100 percent. For the first nine months of 2014, our GAAP combined ratio was 97.3 percent and our statutory combined ratio was 96.3 percent, both including 7.7 percentage points of current accident year catastrophe losses partially offset by 3.9 percentage points of favorable loss reserve development

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

on prior accident years. Our nine-month statutory combined ratio was lower than the 99.1 percent reported for the industry by A.M. Best for the first six months of 2014. The industry's ratio again excludes its mortgage and financial guaranty lines of business.

•
Investment contribution – We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year return of the Standard & Poor’s 500 Index. For the first nine months of 2014, pretax investment income was $409 million, up 4 percent compared with the same period in 2013. We believe our investment portfolio mix provides an appropriate balance of income stability and growth with capital appreciation potential.

Highlights of Our Strategy and Supporting Initiatives
Management has worked to identify a strategy that can lead to long-term success, with concurrence by the board of directors. Our strategy is intended to position Cincinnati to compete successfully in the markets we have targeted while appropriately managing risk. Further description of our long-term, proven strategy can be found in our 2013 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 5. We believe that the successful implementation of the initiatives below will help us: better serve our independent agent customers and their clients; reduce variability in our financial results; grow earnings and book value over the long term; and navigate challenging economic, market or industry pricing cycles.

•
Improve insurance profitability – Implementation of these initiatives is intended to enhance underwriting expertise and knowledge, thereby increasing our ability to manage our business and gain efficiencies. Better profit margins can arise from additional information and more focused action on underperforming product lines, as well as pricing capabilities we are expanding through the use of technology and analytics. Refining internal processes and developing additional performance metrics can help us be more efficient and effective. These initiatives also support the ability of the independent agencies that represent us to grow profitably by allowing them to serve clients faster and to more efficiently manage agency expenses.

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

Improve Insurance Profitability
The main initiatives to improve our insurance profitability include:

•
Enhance underwriting expertise and knowledge – We continue efforts to increase our use of information and to develop our skills for improved underwriting performance, such as expanding our pricing capabilities by using predictive analytics. Expanded capabilities include streamlining and optimizing data to improve accuracy, timeliness and ease of use. We also continue to develop additional business data and tools to support more accurate underwriting, including more granular, segmented pricing, by further developing our data warehouse used in our property casualty and life insurance operations.

Ongoing efforts to expand our pricing precision include enhancement of analytics and predictive modeling tools to better align individual insurance policy pricing to risk attributes. Further integration of such tools with policy administration systems is intended to better target profitability and support discussion of pricing impacts with agency personnel as we seek to remain competitive on the most desirable business and rapidly adapt to changes in market conditions.
Rate increases that apply pricing precision features for our personal auto line of business became effective beginning second-quarter 2014 for the majority of states where we market personal lines products and continue to be implemented. On average, the rate increase was in a low-single-digit range, with approximately half of those states experiencing a mid-single-digit increase.
For commercial autos we insure, pricing precision is an ongoing focus through actions such as improving premium rate classification and using other rating variables in risk selection and pricing, plus further automating collection of key rating variables. We are also making progress with development of a by-peril rating plan for homeowner policies and predictive modeling for dwelling fire policies. We plan to introduce by-peril rating for

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

our homeowner policies in select states during 2014 and predictive modeling for dwelling fire policies in 2015. By-peril rating will further improve pricing precision by separately pricing for the risk of losses from distinct perils, such as wind versus fire.
Work continues on initiatives to more profitably underwrite property coverages, including more staff specialization, increased insured property inspections to prevent or reduce losses and provide enhanced underwriting knowledge, and greater use of deductibles or other policy terms and conditions as policies renew. During 2014, we plan to complete inspections for approximately 130,000 properties, including both homes and businesses. During the first nine months of 2014, we completed approximately 55 percent of those inspections. We are also taking other actions, such as increasing our use of higher minimum loss deductible amounts for homeowner policies and per-building deductibles for commercial risks, along with more use of wind and hail deductibles in areas subject to severe convective storm activity.

•
Improve internal processes – Refining internal processes reduces internal costs and allows us to focus more resources on providing agency services. Important improvements include continuing to streamline policy processing between company and agency management systems. This streamlining allows for renewal processing of qualified personal lines or small commercial lines business without intervention by an underwriter or for routing of complex work items to the most appropriate associate for optimal service. Progress during the first nine months of 2014 included deploying this streamlined process for renewals of commercial umbrella, inland marine, crime and professional coverages. In early 2014, it was deployed for renewing personal lines policies. Audits of policies processed without an underwriter continue to indicate that the streamlined process is underwriting and issuing policies as intended.

In 2014, we are also enhancing policy processing by migrating additional types of coverages to our commercial lines policy administration system, e-CLAS® CPP. During the first nine months, we began e-CLAS processing for workers’ compensation policies in nine more states, for a total of 11 states representing approximately three-fourths of our workers’ compensation premium volume. We also migrated our social services and manufacturing target market programs to e-CLAS, making them available in 20 states at September 30, 2014. Work also continues to improve internal processes by enhancing our policy billing or payment options and our workflow tools.
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

In addition, we expect these initiatives to contribute to our rank as the No. 1 or No. 2 carrier based on premium volume in agencies that have represented us for at least five years. Based on 2013 premiums, we again earned that rank in nearly 75 percent of the agencies that have represented Cincinnati Insurance for more than five years. We are working to increase the percentage of agencies where we achieve that rank.

Drive Premium Growth
Primary initiatives to drive premium growth include:

•
Expansion of our marketing and service capabilities – We continue to enhance our generalist approach to allow our appointed agencies to better compete in the marketplace by providing services their clients want. Expansion initiatives include ongoing development of targeted marketing programs, adding field marketing representatives for increased agency support in selected areas and piloting our new customer care center for small commercial business policies with select agencies. Progress during the first nine months of 2014 included entering the state of Connecticut for personal lines and expanding our excess and surplus lines field underwriting presence by adding another field marketing representative. We also added two commercial lines field marketing representatives to better support agencies in recently subdivided marketing territories.

•
New agency appointments – We continue to appoint new agencies to develop additional points of distribution, focusing on areas where our market share is less than 1 percent while also considering economic and catastrophe risk factors. For 2014, we plan to appoint approximately 100 independent agencies. During the first nine months of 2014, we appointed 75 new agencies that write, in aggregate, approximately $2.0 billion in property casualty premiums annually with various insurance carriers for an average of approximately $27 million per agency. As of September 30, 2014, a total of 1,469 agency relationships market our property casualty insurance products from 1,868 reporting locations. During the

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

first nine months of 2014, our life insurance company also appointed 70 independent life agencies that do not represent our property casualty insurance companies.
We seek to build a close, long-term relationship with each agency we appoint. We carefully evaluate the marketing reach of each new appointment to ensure the territory can support both current and new agencies. Our 132 commercial lines field marketing territories are staffed by marketing representatives averaging approximately 20 years of industry experience and 10 years as a Cincinnati Insurance field marketing representative. Teams of field associates for each territory work together, providing local expertise with support from headquarters associates. This agent-centered business model helps us better understand the accounts we underwrite and creates marketing advantages for our agents. Unique Cincinnati-style service supports our agents as they grow their businesses and attract more clients in their communities. As a result, we generally have earned a 10 percent share of a property casualty agency's business within 10 years of its appointment.

We measure the overall success of our strategy to drive premium growth primarily through changes in net written premiums, as discussed in the Performance Drivers section above. In addition to tracking our progress toward our year-end 2015 consolidated annual direct written premiums target of $5 billion, we believe we can grow faster than the industry average over any five-year period.

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

At September 30, 2014, we held $1.809 billion of our cash and invested assets at the parent-company level, of which $1.523 billion, or 84.2 percent, was invested in common stocks, and $176 million, or 9.7 percent, was cash or cash equivalents. Our debt-to-total-capital ratio at 11.6 percent remains well below our target limit. Another important indicator of financial strength is our ratio of property casualty net written premiums to statutory surplus, which was 0.9-to-1 for the 12 months ended September 30, 2014, unchanged from year-end 2013.

Our financial strength ratings assigned by independent ratings firms also are important. In addition to rating our parent company’s senior debt, four firms award insurer financial strength ratings to one or more of our insurance subsidiary companies based on their quantitative and qualitative analyses. These ratings primarily assess an insurer’s ability to meet financial obligations to policyholders and do not necessarily address all of the matters that may be important to investors. Ratings may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating. Please see each rating agency's website for its most recent report on our ratings.

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

All of our insurance subsidiaries continue to be highly rated. As of October 27, 2014, our insurer financial strength ratings were:

Insurer Financial Strength Ratings
Rating Agency	Standard Market Property Casualty Insurance Subsidiaries			Life Insurance Subsidiary			Excess and Surplus Lines Insurance Subsidiary			Date of Most Recent Affirmation or Action
			Rating Tier			Rating Tier			Rating Tier
A.M. Best Co. ambest.com	A+	Superior	2 of 16	A	Excellent	3 of 16	A	Excellent	3 of 16	Stable outlook (12/19/13)
Fitch Ratings fitchratings.com	A+	Strong	5 of 21	A+	Strong	5 of 21	-	-	-	Stable outlook (06/10/14)
Moody's Investors Service moodys.com	A1	Good	5 of 21	-	-	-	-	-	-	Stable outlook (04/30/13)
Standard & Poor's Ratings Services spratings.com	A	Strong	6 of 21	A	Strong	6 of 21	-	-	-	Positive outlook (06/18/14)

On June 10, 2014, Fitch Ratings affirmed the ratings that it had assigned to us in August 2009, continuing its stable outlook. Fitch said our ratings strengths include very strong capitalization, our holding company's sizeable position in cash and marketable securities and our moderate financial leverage ratio. Fitch noted our reserve adequacy and benefits from our implementation of claims and risk management tools in addition to pricing actions. Fitch said its rating could be unfavorably affected by a combined ratio exceeding 105 percent on a sustained basis, evidence of deteriorating profitability on recent growth or by material and sustained deterioration in capitalization.

On June 18, 2014, Standard & Poor's Ratings Services affirmed the ratings that it had assigned in July 2010, revising its outlook to positive from stable. S&P said its rating reflected our strong competitive position, favorable geographical footprint and extremely strong capital. With the positive outlook, it acknowledged our general underwriting improvement in recent years and our track record of mitigating potential capital and earnings volatility. S&P noted its rating could come under pressure if our overall operating performance or capital adequacy deteriorated significantly or upon perceived adverse changes to our competitive position.

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

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

CONSOLIDATED PROPERTY CASUALTY INSURANCE RESULTS OF OPERATIONS
Consolidated property casualty insurance results include premiums and expenses for our standard market insurance (commercial lines and personal lines segments) as well as our excess and surplus lines operations.

(In millions)	Three months ended September 30,			Nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change
Earned premiums	$1,025	$954	7	$3,010	$2,753	9
Fee revenues	2	1	100	5	3	67
Total revenues	1,027	955	8	3,015	2,756	9
Loss and loss expenses from:
Current accident year before catastrophe losses	630	568	11	1,892	1,675	13
Current accident year catastrophe losses	17	63	(73)	233	165	41
Prior accident years before catastrophe losses	(20)	(29)	31	(101)	(116)	13
Prior accident years catastrophe losses	(5)	(9)	44	(19)	(24)	21
Loss and loss expenses	622	593	5	2,005	1,700	18
Underwriting expenses	311	301	3	924	883	5
Underwriting profit	$94	$61	54	$86	$173	(50)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	61.5%	59.5%	2.0	62.8%	60.8%	2.0
Current accident year catastrophe losses	1.6	6.7	(5.1)	7.7	6.0	1.7
Prior accident years before catastrophe losses	(2.0)	(3.0)	1.0	(3.3)	(4.2)	0.9
Prior accident years catastrophe losses	(0.4)	(1.0)	0.6	(0.6)	(0.9)	0.3
Loss and loss expenses	60.7	62.2	(1.5)	66.6	61.7	4.9
Underwriting expenses	30.3	31.5	(1.2)	30.7	32.1	(1.4)
Combined ratio	91.0%	93.7%	(2.7)	97.3%	93.8%	3.5

Combined ratio	91.0%	93.7%	(2.7)	97.3%	93.8%	3.5
Contribution from catastrophe losses and prior years reserve development	(0.8)	2.7	(3.5)	3.8	0.9	2.9
Combined ratio before catastrophe losses and prior years reserve development	91.8%	91.0%	0.8	93.5%	92.9%	0.6

Our consolidated property casualty insurance operations generated underwriting profit of $94 million and $86 million for the three and nine months ended September 30, 2014. The year-over-year improvement of $33 million for the third-quarter 2014 period largely reflected a decrease of $42 million in losses from weather-related natural catastrophes. The year-over-year decrease of $87 million for the first nine months of 2014 largely reflected increases in losses of $73 million from weather-related natural catastrophes. Weather-related losses not identified as part of designated catastrophe events for the property casualty industry, typically referred to as noncatastrophe weather losses, contributed $51 million more to the nine-month 2014 decrease in underwriting profit, compared with the same period of 2013. The unfavorable effects of higher weather-related losses in aggregate for the first nine months of 2014 offset the benefits of higher pricing and our ongoing initiatives to improve pricing precision and loss experience related to claims and loss control practices.

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

Our consolidated property casualty combined ratio for the third quarter of 2014 improved 2.7 percentage points compared with the third quarter of 2013; and for the first nine months of 2014 it was 3.5 points higher compared with the same period of 2013. The ratio for catastrophe losses and loss expenses was 4.5 percentage points lower

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

for the 2014 third quarter period, driving the improvement. For the first nine months of 2014, compared with the same period of 2013, the ratio for catastrophe losses and loss expenses was 2.0 points higher. Noncatastrophe weather-related losses were 1.4 points higher for the nine-month 2014 period, further contributing to the higher 2014 nine-month combined ratio.

The combined ratio can be affected significantly by natural catastrophe losses and other large losses as discussed in detail below. The combined ratio can also be affected by updated estimates of loss and loss expense reserves established for claims that occurred in prior periods, referred to as prior accident years. Net favorable development on prior accident year reserves, including reserves for catastrophe losses, lowered the combined ratio by 3.9 percentage points in the first nine months of 2014, compared with 5.1 percentage points in the same period of 2013. Net favorable development is discussed in further detail in Results of Operations by property casualty insurance segment.

The ratio for current accident year loss and loss expenses before catastrophe losses rose in the first nine months of 2014. The 62.8 percent ratio for the first nine months of 2014 increased 2.0 percentage points compared with the 60.8 percent accident year 2013 ratio measured as of September 30, 2013. The effects of higher 2014 noncatastrophe weather-related losses and large losses of $1 million or more per claim, discussed below, offset the effects of overall higher pricing, net of normal loss cost inflation.

The underwriting expense ratio decreased for the third quarter and first nine months of 2014, compared with the same periods of 2013, primarily due to higher earned premiums and ongoing expense management efforts.

Consolidated Property Casualty Insurance Premiums

(In millions)	Three months ended September 30,			Nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change
Agency renewal written premiums	$958	$915	5	$2,888	$2,639	9
Agency new business written premiums	125	141	(11)	381	415	(8)
Other written premiums	(46)	(25)	(84)	(113)	(69)	(64)
Net written premiums	1,037	1,031	1	3,156	2,985	6
Unearned premium change	(12)	(77)	84	(146)	(232)	37
Earned premiums	$1,025	$954	7	$3,010	$2,753	9

The trends in net written premiums and earned premiums summarized in the table above largely reflect the effects of our premium growth strategies and better pricing.

Consolidated property casualty net written premiums for the three and nine months ended September 30, 2014, grew $6 million and $171 million compared with the same periods of 2013. Third-quarter net written premiums were down 2 percent for our largest property casualty insurance segment, commercial lines, for reasons discussed in Results of Operations for that segment. Net written premiums for our personal lines segment grew 6 percent during the third quarter of 2014, while they grew 15 percent for our excess and surplus lines segment. Our premium growth initiatives from prior years provided an ongoing favorable effect on growth during 2014, particularly as newer agency relationships mature over time. We discuss current initiatives in the Highlights of Our Strategy and Supporting Initiatives section of this quarterly report. The main drivers of trends for 2014 are discussed in more detail by segment below in Results of Operations.

Consolidated property casualty agency new business written premiums for the three and nine months ended September 30, 2014, decreased $16 million and $34 million compared with the same periods of 2013. New business written premiums were lower than the year-ago periods for our commercial lines and personal lines insurance segments and higher for our excess and surplus lines insurance segment. New agency appointments during 2013 and 2014 produced a $15 million increase in standard lines new business for the first nine months of 2014 compared with the same period in 2013. As we appoint new agencies that choose to move accounts to us, we report these accounts as new business. While this business is new to us, in many cases it is not new to the agent. We believe these seasoned accounts tend to be priced more accurately than business that may be less familiar to our agent upon obtaining it from a competing agent.

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

Other written premiums include premiums ceded to our reinsurers as part of our reinsurance program. A decrease in ceded premiums contributed $5 million and $15 million to net written premium growth for the three and nine months ended September 30, 2014, compared with the same periods of 2013. Other written premiums also included a less favorable adjustment for the third quarter and first nine months of 2014, compared with the same period last year, for estimated direct written premiums of policies in effect but not yet processed in our commercial lines insurance segment. These written premium adjustments have an immaterial effect on earned premiums.

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

Catastrophe losses and loss expenses typically have a material effect on property casualty results and can vary significantly from period to period. Losses from natural catastrophes contributed 1.2 and 7.1 percentage points to the combined ratio in the third quarter and first nine months of 2014, compared with 5.7 and 5.1 percentage points in the same periods of 2013. Some of those losses were applicable to loss deductible provisions of our collateralized reinsurance funded through catastrophe bonds. For our collateralized reinsurance arrangement effective January 18, 2014, aggregate losses applicable through September 30, 2014, were $16 million for the specific geographic locations included in the severe convective storm portion of that coverage. If aggregate losses after deductibles exceed $160 million during an annual coverage period, we can recover the excess through funds that collateralize the catastrophe bonds. The following table shows catastrophe losses and loss expenses incurred, net of reinsurance, as well as the effect of loss development on prior period catastrophe events. We individually list declared catastrophe events for which our incurred losses reached or exceeded $10 million.

Catastrophe Losses and Loss Expenses Incurred

(In millions, net of reinsurance)			Three months ended September 30,				Nine months ended September 30,
			Comm.	Pers.	E&S		Comm.	Pers.	E&S
Dates	Event	Region	lines	lines	lines	Total	lines	lines	lines	Total
2014
Jan. 5-8	Freezing, ice and snow, wind	Midwest, Northeast, South	$(2)	$—	$—	$(2)	$49	$24	$1	$74
Apr. 27-May 1	Wind, hail, flood	Midwest, Northeast, South	(1)	—	—	(1)	5	10	—	15
May 10-13	Wind, hail, flood	Midwest	1	—	—	1	5	7	—	12
May 18-19	Wind, hail, flood	West, Midwest, South	4	(2)	—	2	23	18	1	42
Jun. 3-4	Wind, hail, flood	Midwest	(1)	(1)	—	(2)	10	1	—	11
All other 2014 catastrophes			10	9	—	19	45	34	—	79
Development on 2013 and prior catastrophes			(3)	(2)	—	(5)	(10)	(9)	—	(19)
Calendar year incurred total			$8	$4	$—	$12	$127	$85	$2	$214
2013
Mar. 18-19	Hail, wind	South	$—	$—	$—	$—	$4	$7	$—	$11
Apr. 7-11	Hail, lightning, wind	West, Midwest	—	1	—	1	14	9	—	23
Apr. 16-19	Hail, lightning, wind	Midwest	1	—	—	1	5	6	—	11
May 18-20	Hail, lightning, wind	Midwest, Northeast, South	1	(1)	—	—	9	1	—	10
May 28-29	Hail, lightning, wind	South	2	—	1	3	8	4	1	13
Jun. 24-26	Hail, lightning, wind	Midwest, Northeast	4	—	—	4	7	6	—	13
Jul. 9-11	Hail, lightning, wind	Midwest, Northeast	4	6	—	10	5	6	—	11
Jul. 23-24	Hail, lightning, wind	South, Midwest	15	5	—	20	15	5	—	20
Aug. 6-7	Hail, lightning, wind	Midwest	5	9	—	14	5	9	—	14
All other 2013 catastrophes			8	2	—	10	26	13	—	39
Development on 2012 and prior catastrophes			(3)	(6)	—	(9)	(13)	(11)	—	(24)
Calendar year incurred total			$37	$16	$1	$54	$85	$55	$1	$141

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

The following table includes data for losses incurred of $1 million or more per claim, net of reinsurance.

Consolidated Property Casualty Insurance Losses by Size

(In millions, net of reinsurance)	Three months ended September 30,			Nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change
Current accident year losses greater than $5,000,000	$7	$5	40	$19	$16	19
Current accident year losses $1,000,000- $5,000,000	51	48	6	125	110	14
Large loss prior accident year reserve development	(6)	3	nm	21	52	(60)
Total large losses incurred	52	56	(7)	165	178	(7)
Losses incurred but not reported	17	22	(23)	22	72	(69)
Other losses excluding catastrophe losses	432	362	19	1,295	1,054	23
Catastrophe losses	11	53	(79)	208	137	52
Total losses incurred	$512	$493	4	$1,690	$1,441	17

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5,000,000	0.7%	0.6%	0.1	0.6%	0.6%	0.0
Current accident year losses $1,000,000- $5,000,000	4.8	5.0	(0.2)	4.2	4.0	0.2
Large loss prior accident year reserve development	(0.5)	0.2	(0.7)	0.7	1.8	(1.1)
Total large loss ratio	5.0	5.8	(0.8)	5.5	6.4	(0.9)
Losses incurred but not reported	1.7	2.2	(0.5)	0.8	2.6	(1.8)
Other losses excluding catastrophe losses	42.3	38.2	4.1	43.0	38.3	4.7
Catastrophe losses	1.0	5.5	(4.5)	6.9	5.0	1.9
Total loss ratio	50.0%	51.7%	(1.7)	56.2%	52.3%	3.9

We believe the inherent variability of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the variability in addition to general inflationary trends in loss costs. Our analysis continues to indicate no unexpected concentration of large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The third-quarter 2014 property casualty total large losses incurred of $52 million, net of reinsurance, were lower than the $59 million quarterly average during 2013 and were also lower than the $56 million for the third quarter of 2013. The ratio for these large losses and case reserve increases was 0.8 percentage points lower compared with last year’s third quarter. The third-quarter 2014 amount of total large losses incurred helped contribute to the decrease in the nine-month 2014 total large loss ratio, compared with 2013, in addition to a six-month 2014 ratio that was 0.9 points lower than the first half of 2013. We believe results for the three-month and nine-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million. Losses by size are discussed in further detail in results of operations by property casualty insurance segment.

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

COMMERCIAL LINES INSURANCE RESULTS OF OPERATIONS

(In millions)	Three months ended September 30,			Nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change
Earned premiums	$720	$680	6	$2,126	$1,956	9
Fee revenues	1	1	0	3	2	50
Total revenues	721	681	6	2,129	1,958	9
Loss and loss expenses from:
Current accident year before catastrophe losses	441	394	12	1,305	1,178	11
Current accident year catastrophe losses	11	40	(73)	137	98	40
Prior accident years before catastrophe losses	(21)	(10)	(110)	(74)	(78)	5
Prior accident years catastrophe losses	(3)	(3)	0	(10)	(13)	23
Loss and loss expenses	428	421	2	1,358	1,185	15
Underwriting expenses	226	217	4	674	638	6
Underwriting profit	$67	$43	56	$97	$135	(28)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	61.3%	57.9%	3.4	61.4%	60.2%	1.2
Current accident year catastrophe losses	1.4	6.0	(4.6)	6.5	5.1	1.4
Prior accident years before catastrophe losses	(2.9)	(1.4)	(1.5)	(3.5)	(4.0)	0.5
Prior accident years catastrophe losses	(0.4)	(0.6)	0.2	(0.5)	(0.7)	0.2
Loss and loss expenses	59.4	61.9	(2.5)	63.9	60.6	3.3
Underwriting expenses	31.3	31.8	(0.5)	31.7	32.6	(0.9)
Combined ratio	90.7%	93.7%	(3.0)	95.6%	93.2%	2.4

Combined ratio	90.7%	93.7%	(3.0)	95.6%	93.2%	2.4
Contribution from catastrophe losses and prior years reserve development	(1.9)	4.0	(5.9)	2.5	0.4	2.1
Combined ratio before catastrophe losses and prior years reserve development	92.6%	89.7%	2.9	93.1%	92.8%	0.3

Overview
Performance highlights for the commercial lines segment include:

•
Premiums – Earned premiums for the commercial lines segment rose during the third quarter and first nine months of 2014 primarily due to renewal premium growth that continued to reflect higher pricing. Commercial lines net written premiums decreased during the third quarter but increased during the first nine months of 2014. Lower new business and other written premiums drove the third-quarter decrease. For the nine-month 2014 period, these factors were offset by higher renewal written premiums. The premiums table below analyzes the primary components of earned premiums. We continue to use predictive analytics tools to improve pricing precision and segmentation while also leveraging our local relationships with agents through the efforts of our teams that work closely with them. We seek to maintain appropriate pricing discipline for both new and renewal business as our agents and underwriters assess account quality to make careful decisions on a case-by-case basis whether to write or renew a policy.

Agency renewal written premiums rose 3 percent and 9 percent for the three and nine months ended September 30, 2014, reflecting higher pricing and improving economic conditions. We measure average changes in commercial lines renewal pricing as the rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies. During the third quarter of 2014, our overall standard commercial lines policies averaged estimated renewal price increases near the high end of a low-single-digit range, somewhat higher than the second quarter of 2014. In 2014, we have been further segmenting commercial lines policies, emphasizing identification and retention of policies we believe have relatively stronger pricing. Conversely, we have been seeking more aggressive renewal terms and conditions on policies we believe have relatively weaker pricing, in turn retaining fewer of those policies. As a result, the average change in commercial lines renewal pricing was somewhat lower.

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

Our average overall commercial lines renewal pricing change includes the flat pricing effect of certain coverages within package policies written for a three-year term that were in force but did not expire during the period being measured. Therefore, the average commercial lines renewal pricing change we report reflects this blend of three-year policies that did not expire and other policies that did expire during the measurement period. For only those commercial lines policies that did expire and were then renewed during the third quarter of 2014, we estimate that the average price increase was again in a mid-single-digit range, with smaller commercial property policies again experiencing average renewal price percentage increases near the upper end of the high-single-digit range.
Renewal premiums for our commercial casualty and workers’ compensation lines include the results of policy audits that adjust initial premium amounts based on differences between estimated and actual sales or payroll related to a specific policy. Net written premiums from audits during the third quarter and first nine months of 2014 netted $14 million and $43 million, respectively. Audits contributed $8 million of the $98 million net increase in net written premiums for the first nine months of 2014, compared with the same period a year ago. The $170 million increase in earned premiums during the first nine months of 2014, compared with 2013, included an increase from audit premiums of $6 million.
New business written premiums for commercial lines decreased $13 million and $25 million during the third quarter and first nine months of 2014, compared with the same periods last year. Third-quarter 2013 new business written premiums of $102 million were an all-time high for any quarter for our commercial lines segment. Our workers' compensation line of business decreased by $6 million for the three-month period and by $15 million for the nine-month period, accounting for much of the total commercial lines decrease.
Other written premiums – which primarily include premiums ceded to our reinsurers as part of our reinsurance program – had ceded commercial lines premiums for the third quarter and first nine months of 2014 that reduced net written premiums by $4 million and $14 million less than the respective periods of 2013. Other written premiums included a less favorable adjustment for the third quarter and first nine months of 2014, compared with the same periods last year, for estimated direct written premiums of policies in effect but not yet processed. The adjustment had an immaterial effect on earned premiums.

Commercial Lines Insurance Premiums

(In millions)	Three months ended September 30,			Nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change
Agency renewal written premiums	$651	$632	3	$2,033	$1,865	9
Agency new business written premiums	89	102	(13)	274	299	(8)
Other written premiums	(36)	(15)	(140)	(84)	(39)	(115)
Net written premiums	704	719	(2)	2,223	2,125	5
Unearned premium change	16	(39)	nm	(97)	(169)	43
Earned premiums	$720	$680	6	$2,126	$1,956	9

•
Combined ratio – The commercial lines combined ratio for the third quarter of 2014 improved 3.0 percentage points compared with the third quarter of 2013, and for the first nine months of 2014 it was 2.4 points higher, compared with the same period of 2013. The ratio for catastrophe losses and loss expenses was 4.4 percentage points lower for the 2014 third quarter period, driving the improvement. For the first nine months of 2014, compared with the same period of 2013, the ratio for catastrophe losses and loss expenses was 1.6 points higher. The nine-month 2014 combined ratio also reflected an increase of 1.4 percentage points for noncatastrophe weather-related losses and a less favorable reserve development on prior accident years.

Catastrophe losses and loss expenses accounted for 1.0 and 6.0 percentage points of the combined ratio for the three and nine months ended September 30, 2014, compared with 5.4 and 4.4 percentage points for the same periods last year. The 10-year annual average catastrophe loss impact through 2013 for the commercial lines segment is 4.4 percentage points, and the five-year annual average is 5.7 percentage points. The third-quarter and nine-month 2014 ratios for noncatastrophe weather-related losses at 3.8 percent and 4.1 percent were 0.8 and 1.4 percentage points higher than the same periods a year ago.
The net effect of reserve development on prior accident years during the third quarter and first nine months of 2014 was favorable for commercial lines overall by $24 million and $84 million compared with $13 million and $91 million for the same periods in 2013. For the nine months ended September 30, 2014, approximately half of the total commercial lines net favorable reserve development on prior accident years came from the workers’

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

compensation line of business and approximately 30 percent came from commercial casualty. The remaining commercial lines of business, in aggregate, represented the remainder of the net favorable reserve development. The nine-month 2014 net favorable reserve development for our commercial casualty line of business was significantly less than the year-ago period, in part due to unfavorable development for umbrella coverages that had higher than anticipated loss emergence on known claims. The net favorable reserve development recognized during the first nine months of 2014 for commercial lines included approximately 45 percent for accident year 2013 and approximately 24 percent for accident year 2012, and was primarily due to lower than anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2013 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 49.
The commercial lines underwriting expense ratio decreased for the third quarter and first nine months of 2014, compared with the same periods of 2013, primarily due to higher earned premiums and ongoing expense management efforts.
Underwriting results and related measures for the combined ratio are summarized in the first table of Commercial Lines Insurance Results of Operations. The tables and discussion below provide additional details for certain primary drivers of underwriting results.

Commercial Lines Insurance Losses by Size

(In millions, net of reinsurance)	Three months ended September 30,			Nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change
Current accident year losses greater than $5,000,000	$7	$5	40	$19	$16	19
Current accident year losses $1,000,000- $5,000,000	45	35	29	109	89	22
Large loss prior accident year reserve development	(7)	4	nm	18	41	(56)
Total large losses incurred	45	44	2	146	146	0
Losses incurred but not reported	8	41	(80)	(4)	91	nm
Other losses excluding catastrophe losses	282	227	24	856	682	26
Catastrophe losses	7	36	(81)	123	82	50
Total losses incurred	$342	$348	(2)	$1,121	$1,001	12

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5,000,000	1.0%	0.8%	0.2	0.9%	0.8%	0.1
Current accident year losses $1,000,000- $5,000,000	5.9	5.1	0.8	5.1	4.5	0.6
Large loss prior accident year reserve development	(0.9)	0.5	(1.4)	0.9	2.2	(1.3)
Total large loss ratio	6.0	6.4	(0.4)	6.9	7.5	(0.6)
Losses incurred but not reported	1.1	6.0	(4.9)	(0.2)	4.6	(4.8)
Other losses excluding catastrophe losses	39.6	33.6	6.0	40.2	34.8	5.4
Catastrophe losses	0.8	5.2	(4.4)	5.8	4.2	1.6
Total loss ratio	47.5%	51.2%	(3.7)	52.7%	51.1%	1.6

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The third-quarter 2014 commercial lines total large losses incurred of $45 million, net of reinsurance, were lower than the $48 million quarterly average during 2013. They were higher than the $44 million total large losses incurred for the third quarter of 2013. The ratio for these large losses and case reserve increases was 0.4 percentage points lower compared with last year’s third quarter. The third-quarter 2014 amount of total large losses incurred helped contribute to the decrease in the nine-month 2014 total large loss ratio, compared with 2013, in addition to a six-month 2014 ratio that was 0.8 points lower than the

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

first six months of 2013. We believe results for the three-month and nine-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

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

(In millions)	Three months ended September 30,			Nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change
Commercial casualty:
Written premiums	$228	$232	(2)	$735	$691	6
Earned premiums	237	221	7	695	636	9
Current accident year before catastrophe losses	60.2%	53.5%		59.4%	56.6%
Current accident year catastrophe losses	—	—		—	—
Prior accident years before catastrophe losses	(3.6)	(8.4)		(3.6)	(11.6)
Prior accident years catastrophe losses	—	—		—	—
Total loss and loss expenses ratio	56.6%	45.1%		55.8%	45.0%
Commercial property:
Written premiums	$194	$186	4	$584	$516	13
Earned premiums	186	161	16	537	460	17
Current accident year before catastrophe losses	54.3%	49.6%		52.9%	50.5%
Current accident year catastrophe losses	5.2	19.1		19.3	17.0
Prior accident years before catastrophe losses	(3.1)	1.4		(4.6)	(0.9)
Prior accident years catastrophe losses	(1.3)	(2.0)		(1.5)	(2.4)
Total loss and loss expenses ratio	55.1%	68.1%		66.1%	64.2%
Commercial auto:
Written premiums	$128	$128	0	$417	$390	7
Earned premiums	133	124	7	391	355	10
Current accident year before catastrophe losses	69.1%	64.3%		69.8%	66.7%
Current accident year catastrophe losses	(0.6)	0.9		1.2	0.9
Prior accident years before catastrophe losses	9.3	(0.4)		6.1	(0.5)
Prior accident years catastrophe losses	—	(0.2)		(0.1)	(0.2)
Total loss and loss expenses ratio	77.8%	64.6%		77.0%	66.9%
Workers' compensation:
Written premiums	$86	$90	(4)	$284	$288	(1)
Earned premiums	93	95	(2)	280	270	4
Current accident year before catastrophe losses	75.0%	78.6%		78.4%	78.4%
Current accident year catastrophe losses	—	—		—	—
Prior accident years before catastrophe losses	(16.1)	9.3		(15.9)	(5.1)
Prior accident years catastrophe losses	—	—		—	—
Total loss and loss expenses ratio	58.9%	87.9%		62.5%	73.3%
Specialty packages:
Written premiums	$19	$36	(47)	$67	$112	(40)
Earned premiums	27	38	(29)	93	114	(18)
Current accident year before catastrophe losses	63.7%	56.2%		67.8%	69.9%
Current accident year catastrophe losses	5.3	22.9		30.7	15.1
Prior accident years before catastrophe losses	(3.3)	9.0		(7.5)	1.1
Prior accident years catastrophe losses	(2.1)	(0.1)		(1.1)	(1.4)
Total loss and loss expenses ratio	63.6%	88.0%		89.9%	84.7%

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

(In millions)	Three months ended September 30,			Nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change
Management liability and surety:
Written premiums	$36	$34	6	$98	$93	5
Earned premiums	32	30	7	94	89	6
Current accident year before catastrophe losses	50.9%	57.1%		48.7%	54.0%
Current accident year catastrophe losses	—	—		—	—
Prior accident years before catastrophe losses	(12.4)	(16.3)		4.3	15.9
Prior accident years catastrophe losses	—	—		—	—
Total loss and loss expenses ratio	38.5%	40.8%		53.0%	69.9%
Machinery and equipment:
Written premiums	$13	$13	0	$38	$35	9
Earned premiums	12	11	9	36	32	13
Current accident year before catastrophe losses	18.5%	26.7%		19.2%	29.2%
Current accident year catastrophe losses	—	—		—	—
Prior accident years before catastrophe losses	7.1	(1.1)		(3.5)	0.6
Prior accident years catastrophe losses	—	—		—	—
Total loss and loss expenses ratio	25.6%	25.6%		15.7%	29.8%

As discussed above, the loss and loss expenses ratio component of the combined ratio is an important measure of underwriting profit and performance. Catastrophe losses are volatile and can distort short-term profitability trends, particularly for certain lines of business. Development of loss and loss expense reserves on prior accident years can also distort trends in measures of profitability for recently written business. To illustrate these effects, we separate their impact on the ratios shown in the table above. For the three and nine months ended September 30, 2014, the commercial lines of business with the most significant profitability challenge were commercial auto and specialty packages. We discuss current initiatives for commercial auto in the Highlights of Our Strategy and Supporting Initiatives section of this quarterly report and in our 2013 Annual Report on Form 10-K, Item 7, Commercial Lines of Business Analysis, Page 70. For the first nine months of 2014, our commercial auto policies experienced average renewal price percentage increases toward the high end of the mid-single-digit range, slightly higher than the average price increase for year 2013. We are also further automating collection of key rating variables used for risk selection and pricing precision and expect to complete a significant phase of that automation by the end of 2014. On 10-K Page 72, we noted that specialty package results were expected to improve over time due to efforts to improve pricing precision, in addition to various initiatives related to the property coverage portion of this line of business. Those underwriting actions and the introduction of CinciPakTM – a newer program designed to replace many of our specialty packages – are largely responsible for a 40 percent decrease in specialty packages net written premiums for the first nine months of 2014, compared with the same period of 2013, despite the effects of higher average renewal prices on retained policies. Premiums for CinciPak are included in our commercial casualty or commercial property lines of business.

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

PERSONAL LINES INSURANCE RESULTS OF OPERATIONS

(In millions)	Three months ended September 30,			Nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change
Earned premiums	$263	$244	8	$775	$712	9
Fee revenues	1	—	nm	2	1	100
Total revenues	264	244	8	777	713	9
Loss and loss expenses from:
Current accident year before catastrophe losses	166	154	8	511	439	16
Current accident year catastrophe losses	6	22	(73)	94	66	42
Prior accident years before catastrophe losses	7	(15)	nm	(4)	(32)	88
Prior accident years catastrophe losses	(2)	(6)	67	(9)	(11)	18
Loss and loss expenses	177	155	14	592	462	28
Underwriting expenses	73	75	(3)	218	218	0
Underwriting (loss) profit	$14	$14	0	$(33)	$33	nm

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	62.7%	63.0%	(0.3)	65.8%	61.5%	4.3
Current accident year catastrophe losses	2.6	9.1	(6.5)	12.2	9.2	3.0
Prior accident years before catastrophe losses	2.7	(6.3)	9.0	(0.5)	(4.4)	3.9
Prior accident years catastrophe losses	(0.6)	(2.1)	1.5	(1.2)	(1.5)	0.3
Loss and loss expenses	67.4	63.7	3.7	76.3	64.8	11.5
Underwriting expenses	27.6	30.8	(3.2)	28.2	30.7	(2.5)
Combined ratio	95.0%	94.5%	0.5	104.5%	95.5%	9.0

Combined ratio	95.0%	94.5%	0.5	104.5%	95.5%	9.0
Contribution from catastrophe losses and prior years reserve development	4.7	0.7	4.0	10.5	3.3	7.2
Combined ratio before catastrophe losses and prior years reserve development	90.3%	93.8%	(3.5)	94.0%	92.2%	1.8

Overview
Performance highlights for the personal lines segment include:

•
Premiums – Personal lines earned premiums and net written premiums for the third quarter and first nine months of 2014 continued to grow primarily due to higher renewal premiums. The premiums table below analyzes the primary components of earned premiums.

Agency renewal written premiums increased 8 percent for the third quarter and 10 percent for the first nine months of 2014 because of rate increases in recent years, ongoing high levels of policy retention, premium growth initiatives and a higher level of insured exposures. In October 2013, we began our fifth round of increases for the homeowner line of business, averaging approximately 10 percent, with some individual policy rate increases lower or higher based on each insured exposure’s specific risk characteristics. Homeowner rate changes for several recent years represented an average annual rate increase in the high-single-digit range.
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
Personal lines new business written premiums were lower during the first nine months of 2014, compared with the same period of 2013. This trend began in the third quarter of 2013 and was expected due to our higher premium rates and underwriting actions such as expanded use of actual cash value loss settlement for older roofs. For the majority of states where we market personal lines policies, those underwriting actions were effective beginning April 1, 2013.

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

Other written premiums – which primarily include premiums ceded to our reinsurers as part of our reinsurance program – had a minimal effect on net written premium growth in the third quarter and first nine months of 2014 as the total amounts were roughly similar to the same periods of 2013.
We continue to implement strategies discussed in our 2013 Annual Report on Form 10-K, Item 1, Strategic Initiatives, Page 12, to enhance our responsiveness to marketplace changes and to help achieve our long-term objectives for personal lines growth and profitability. These strategies include several initiatives to more profitably underwrite property coverages.

Personal Lines Insurance Premiums

(In millions)	Three months ended September 30,			Nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change
Agency renewal written premiums	$278	$258	8	$772	$704	10
Agency new business written premiums	23	28	(18)	68	86	(21)
Other written premiums	(7)	(8)	13	(21)	(24)	13
Net written premiums	294	278	6	819	766	7
Unearned premium change	(31)	(34)	9	(44)	(54)	19
Earned premiums	$263	$244	8	$775	$712	9

•
Combined ratio – The personal lines combined ratio rose for the three and nine months ended September 30, 2014, compared with the same periods of 2013. The ratio for catastrophe losses and loss expenses improved by 5.0 percentage points for the 2014 third quarter, and was offset by unfavorable reserve development on prior accident years. The unfavorable reserve development was primarily for accident years 2012 and 2013, driven by losses on umbrella coverages in our other personal line of business. For the first nine months of 2014, compared with the same period of 2013, the ratio for catastrophe losses and loss expenses was 3.3 points higher. The nine-month 2014 combined ratio also reflected an increase of 1.6 percentage points for noncatastrophe weather-related losses - helping to increase the ratio for current accident year loss and loss expenses before catastrophes - and a lower amount of benefit from favorable reserve development on prior accident years.

Catastrophe losses and loss expenses accounted for 2.0 and 11.0 percentage points of the combined ratio for the three and nine months ended September 30, 2014, compared with 7.0 and 7.7 percentage points for the same periods last year. The 10-year annual average catastrophe loss ratio through 2013 for the personal lines segment was 11.3 percentage points, and the five-year annual average was 13.9 percentage points. The third-quarter 2014 ratio for noncatastrophe weather-related losses at 6.4 percent was 0.9 percentage points lower than the third quarter of 2013, while the nine-month 2014 ratio at 8.0 percent was 1.6 percentage points higher than the same period a year ago.
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
Personal lines net reserve development on prior accident years was unfavorable during the third quarter and was favorable for the first nine months of 2014. Net favorable reserve development was $30 million lower for the first nine months of 2014 compared with the same period of 2013. Of that reduction, $21 million was for our other personal line of business, mostly for umbrella coverages, and nearly all for accident years 2012 and 2013 in aggregate. More than 90 percent of the $13 million net favorable reserve development on prior accident years recognized during the first nine months of 2014 occurred in the homeowner line of business, reflecting lower than anticipated loss emergence on known claims. Approximately 85 percent of the personal lines net favorable reserve development recognized during the first nine months of 2014 was for accident year 2013. Reserve estimates are inherently uncertain as described in our 2013 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 49.
The underwriting expense ratio decreased for the third quarter and first nine months of 2014 compared with the same periods of 2013, primarily due to lower commissions, higher earned premiums and ongoing expense management efforts.

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

Personal Lines Insurance Losses by Size

(In millions, net of reinsurance)	Three months ended September 30,			Nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change
Current accident year losses greater than $5,000,000	$—	$—	nm	$—	$—	nm
Current accident year losses $1,000,000- $5,000,000	6	12	(50)	14	19	(26)
Large loss prior accident year reserve development	2	—	nm	4	10	(60)
Total large losses incurred	8	12	(33)	18	29	(38)
Losses incurred but not reported	3	(27)	nm	7	(32)	nm
Other losses excluding catastrophe losses	144	130	11	420	349	20
Catastrophe losses	4	17	(76)	83	54	54
Total losses incurred	$159	$132	20	$528	$400	32

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5,000,000	—%	—%	0.0	—%	—%	0.0
Current accident year losses $1,000,000- $5,000,000	2.5	5.0	(2.5)	1.8	2.6	(0.8)
Large loss prior accident year reserve development	0.8	(0.2)	1.0	0.7	1.3	(0.6)
Total large loss ratio	3.3	4.8	(1.5)	2.5	3.9	(1.4)
Losses incurred but not reported	1.3	(11.1)	12.4	0.9	(4.5)	5.4
Other losses excluding catastrophe losses	54.1	53.6	0.5	54.1	49.1	5.0
Catastrophe losses	1.7	6.7	(5.0)	10.7	7.5	3.2
Total loss ratio	60.4%	54.0%	6.4	68.2%	56.0%	12.2

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the third quarter of 2014, the personal lines total ratio for these losses and case reserve increases, net of reinsurance, was 1.5 percentage points lower compared with last year’s third quarter. The third-quarter 2014 amount of total large losses incurred helped contribute to the decrease in the nine-month 2014 total large loss ratio, compared with 2013, in addition to a six-month 2014 ratio that was 1.0 points lower than the first half of 2013. We believe results for the three-month and nine-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

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

(In millions)	Three months ended September 30,			Nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change
Personal auto:
Written premiums	$135	$128	5	$375	$353	6
Earned premiums	121	112	8	354	328	8
Current accident year before catastrophe losses	73.9%	71.7%		77.9%	74.7%
Current accident year catastrophe losses	1.1	1.3		2.2	1.4
Prior accident years before catastrophe losses	2.0	(0.4)		(1.0)	(0.9)
Prior accident years catastrophe losses	—	(0.4)		(0.2)	(0.4)
Total loss and loss expenses ratio	77.0%	72.2%		78.9%	74.8%
Homeowner:
Written premiums	$123	$118	4	$349	$323	8
Earned premiums	110	103	7	330	298	11
Current accident year before catastrophe losses	51.1%	55.2%		57.4%	48.9%
Current accident year catastrophe losses	4.8	18.7		25.0	19.5
Prior accident years before catastrophe losses	(0.7)	(3.2)		(1.2)	(3.8)
Prior accident years catastrophe losses	(1.2)	(4.2)		(2.6)	(2.9)
Total loss and loss expenses ratio	54.0%	66.5%		78.6%	61.7%
Other personal:
Written premiums	$36	$32	13	$95	$90	6
Earned premiums	32	29	10	91	86	6
Current accident year before catastrophe losses	59.3%	56.3%		49.6%	55.2%
Current accident year catastrophe losses	0.4	5.5		5.2	3.8
Prior accident years before catastrophe losses	17.3	(39.8)		3.8	(19.9)
Prior accident years catastrophe losses	(0.4)	(1.6)		(0.2)	(1.3)
Total loss and loss expenses ratio	76.6%	20.4%		58.4%	37.8%

As discussed above, the loss and loss expenses ratio component of the combined ratio is an important measure of underwriting profit and performance. Catastrophe losses are volatile and can distort short-term profitability trends, particularly for certain lines of business. Development of loss and loss expense reserves on prior accident years can also distort trends in measures of profitability for recently written business. To illustrate these effects, we separate their impact on the ratios shown in the table above. For the three and nine months ended September 30, 2014, the personal line of business with the most significant profitability challenge was personal auto. Rate increases that apply pricing precision features for our personal auto policies continue to be implemented, and were effective beginning second-quarter 2014 for the majority of states where we market personal lines products. On average, the rate increase was in a low-single-digit range, with approximately half of those states experiencing a mid-single-digit increase. As discussed in Personal Lines Insurance Results of Operations, Overview, we continue actions to improve pricing per risk and overall rates, which are expected to improve future profitability.

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

EXCESS AND SURPLUS LINES INSURANCE RESULTS OF OPERATIONS

(In millions)	Three months ended September 30,			Nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change
Earned premiums	$42	$30	40	$109	$85	28
Loss and loss expenses from:
Current accident year before catastrophe losses	23	20	15	76	58	31
Current accident year catastrophe losses	—	1	(100)	2	1	100
Prior accident years before catastrophe losses	(6)	(4)	(50)	(23)	(6)	(283)
Prior accident years catastrophe losses	—	—	nm	—	—	nm
Loss and loss expenses	17	17	0	55	53	4
Underwriting expenses	12	9	33	32	27	19
Underwriting profit	$13	$4	225	$22	$5	340

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	57.8%	67.2%	(9.4)	70.2%	68.7%	1.5
Current accident year catastrophe losses	(0.7)	3.4	(4.1)	1.4	1.6	(0.2)
Prior accident years before catastrophe losses	(15.4)	(13.7)	(1.7)	(20.8)	(7.9)	(12.9)
Prior accident years catastrophe losses	0.1	(0.9)	1.0	0.2	0.1	0.1
Loss and loss expenses	41.8	56.0	(14.2)	51.0	62.5	(11.5)
Underwriting expenses	28.4	30.7	(2.3)	28.9	31.7	(2.8)
Combined ratio	70.2%	86.7%	(16.5)	79.9%	94.2%	(14.3)

Combined ratio	70.2%	86.7%	(16.5)	79.9%	94.2%	(14.3)
Contribution from catastrophe losses and prior years reserve development	(16.0)	(11.2)	(4.8)	(19.2)	(6.2)	(13.0)
Combined ratio before catastrophe losses and prior years reserve development	86.2%	97.9%	(11.7)	99.1%	100.4%	(1.3)

 Overview
Performance highlights for the excess and surplus lines segment include:

•
Premiums – Excess and surplus lines earned premiums and net written premiums continued to grow during the third quarter and first nine months of 2014. Both renewal and new business written premiums contributed significantly to overall premium growth.

Renewal written premiums rose 16 percent and 19 percent for the three and nine months ended September 30, 2014, compared with the same periods of 2013, reflecting the opportunity to renew many accounts for the first time, as well as higher renewal pricing. We experienced estimated average renewal pricing increases estimated for our excess and surplus lines policies in a mid-single-digit range in the third quarter of 2014. That range is similar to the second quarter but below the level of the first quarter of 2014 and the average for the year 2013. September 2014 was the 49th consecutive month of positive average price changes for this segment of our property casualty business. We measure average changes in excess and surplus lines renewal pricing as the rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies.
New business written premiums produced by agencies again rose for the third quarter and first nine months of 2014, compared with the same periods of 2013. The increase reflects strong agency relationships and high-quality service provided by excess and surplus lines field marketing representatives, including the addition of six representatives since March 31, 2013. That addition represents a 60 percent increase in the number of representatives for that period. Some of what we report as new business came from accounts that were not new to our agents. We believe our agents’ seasoned accounts tend to be priced more accurately than business that may be less familiar to them.

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

Excess and Surplus Lines Insurance Premiums

(In millions)	Three months ended September 30,			Nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change
Agency renewal written premiums	$29	$25	16	$83	$70	19
Agency new business written premiums	13	11	18	39	30	30
Other written premiums	(3)	(2)	(50)	(8)	(6)	(33)
Net written premiums	39	34	15	114	94	21
Unearned premium change	3	(4)	nm	(5)	(9)	44
Earned premiums	$42	$30	40	$109	$85	28

•
Combined ratio – The excess and surplus lines combined ratio improved for the third quarter and first nine months of 2014 by 16.5 and 14.3 percentage points compared with the same periods of 2013. The third-quarter 2014 improvement is primarily due to a lower ratio for current accident year losses and loss expenses, while the nine-month improvement is primarily due to larger amounts of favorable reserve development on prior accident years.

Catastrophe losses and loss expenses accounted for negative 0.6 and positive 1.6 percentage points of the combined ratio for the three and nine months ended September 30, 2014, compared with positive 2.5 and 1.7 percentage points for the same periods of 2013. Noncatastrophe weather-related losses contributed 0.9 percentage points to the third-quarter 2014 combined ratio and 1.4 percentage points to the nine-month 2014 ratio, compared with contributions of 2.6 and 1.6 percentage points for the same periods a year ago.
Excess and surplus lines net favorable reserve development on prior accident years as a ratio to earned premiums was 20.6 percentage points for the first nine months of 2014, compared with 7.8 percentage points for the same period of 2013. Favorable reserve development recognized in the first nine months of 2014 for excess and surplus lines included approximately 68 percent for accident years 2013 and 2012 in aggregate, and related primarily to lower than anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2013 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 49.
The underwriting expense ratio for the third quarter and first nine months of 2014 decreased compared with the same periods of 2013, primarily due to higher earned premiums and ongoing expense management efforts.

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

Excess and Surplus Lines Insurance Losses by Size

(In millions, net of reinsurance)	Three months ended September 30,			Nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change
Current accident year losses greater than $5,000,000	$—	$—	nm	$—	$—	nm
Current accident year losses $1,000,000- $5,000,000	—	1	(100)	2	2	0
Large loss prior accident year reserve development	(1)	(1)	0	(1)	1	nm
Total large losses incurred	(1)	—	nm	1	3	(67)
Losses incurred but not reported	6	8	(25)	19	13	46
Other losses excluding catastrophe losses	6	4	50	19	23	(17)
Catastrophe losses	—	1	(100)	2	1	100
Total losses incurred	$11	$13	(15)	$41	$40	3

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5,000,000	—%	—%	0.0	—%	—%	0.0
Current accident year losses $1,000,000- $5,000,000	—	3.6	(3.6)	1.9	2.6	(0.7)
Large loss prior accident year reserve development	(1.3)	(4.3)	3.0	(0.5)	1.0	(1.5)
Total large loss ratio	(1.3)	(0.7)	(0.6)	1.4	3.6	(2.2)
Losses incurred but not reported	14.6	25.9	(11.3)	17.7	15.7	2.0
Other losses excluding catastrophe losses	15.3	15.9	(0.6)	17.1	26.6	(9.5)
Catastrophe losses	(0.7)	2.4	(3.1)	1.4	1.6	(0.2)
Total loss ratio	27.9%	43.5%	(15.6)	37.6%	47.5%	(9.9)

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the third quarter of 2014, the excess and surplus lines total ratio for these losses and case reserve increases, net of reinsurance, was 0.6 percentage points lower compared with last year’s third quarter. The third-quarter 2014 amount of total large losses incurred helped contribute to the decrease in the nine-month 2014 total large loss ratio, compared with 2013, in addition to a six-month 2014 ratio that was 3.0 points lower than the first half of 2013. We believe results for the three and nine months ended September 30, 2014, largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

LIFE INSURANCE RESULTS OF OPERATIONS

(In millions)	Three months ended September 30,			Nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change
Earned premiums	$46	$38	21	$147	$124	19
Separate account investment management fees	1	1	0	4	3	33
Total revenues	47	39	21	151	127	19
Contract holders' benefits incurred	64	49	31	176	141	25
Investment interest credited to contract holders	(21)	(21)	0	(62)	(60)	(3)
Operating expenses incurred	8	11	(27)	42	36	17
Total benefits and expenses	51	39	31	156	117	33
Life insurance segment (loss) profit	$(4)	$—	nm	$(5)	$10	nm

Overview
Performance highlights for the life insurance segment include:

•
Revenues – Revenues increased for the three and nine months ended September 30, 2014, primarily due to higher earned premiums from term and universal life insurance products. The unlocking of interest rate and other actuarial assumptions for our universal life contracts during the third quarter of both 2014 and 2013 slowed the amortization of unearned front-end loads, reducing universal life earned premiums.

Net in-force life insurance policy face amounts increased to $49.834 billion at September 30, 2014, from $48.063 billion at year-end 2013.
Fixed annuity deposits received for the three and nine months ended September 30, 2014, were $8 million and $29 million, each matching the same period of 2013. Fixed annuity deposits have a minimal impact to earned premiums because deposits received are initially recorded as liabilities. Profit is earned over time by way of interest rate spreads. We do not write variable or equity-indexed annuities and are currently de-emphasizing fixed annuity sales due to the low interest rate environment.

Life Insurance Premiums

(In millions)	Three months ended September 30,			Nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change
Term life insurance	$34	$32	6	$99	$92	8
Universal life insurance	5	(1)	nm	25	8	213
Other life insurance, annuity and disability income products	7	7	0	23	24	(4)
Net earned premiums	$46	$38	21	$147	$124	19

•
Profitability – Our life insurance segment typically reports a small profit or loss on a GAAP basis because profits from investment income spreads are included in our investment segment results. We include only investment income credited to contract holders (including interest assumed in life insurance policy reserve calculations) in our life insurance segment results. A loss of $5 million for our life insurance segment in the first nine months of 2014, compared with a gain of $10 million for the same period of 2013, is largely due to less favorable mortality experience in 2014.

Although we report most of our life insurance company investment income in our investments segment results, we recognize that assets under management, capital appreciation and investment income are integral to evaluation of the success of the life insurance segment because of the long duration of life products. On a basis that includes investment income and realized gains or losses from life-insurance-related invested assets, the life insurance company reported a net profit of $9 million and $30 million in the three and nine months ended September 30, 2014, compared with a net profit of $10 million and $38 million for the same periods of 2013. The life insurance company portfolio had after-tax realized investment gains of $2 million and $4 million for the three and nine months ended September 30, 2014, compared with after-tax realized investment gains of $1 million and $3 million for the same periods of 2013.
Life segment benefits and expenses consist principally of contract holders’ (policyholders’) benefits incurred related to traditional life and interest-sensitive products and operating expenses incurred, net of deferred acquisition costs. Total benefits increased in the first nine months of 2014. Through the first nine months, mortality results exceeded our projections but remained within our pricing expectations.
Operating expenses for the first nine months of 2014 increased compared with the same period a year ago. For both the nine-month 2014 and the comparable period in 2013, unlocking of interest rate and other actuarial assumptions increased the amount of expenses deferred to future periods, reducing operating expenses. The expense reduction effect from unlocking was less in the first nine months of 2014, compared with the same period of 2013.
Pretax earnings for the first nine months of 2014 were reduced by approximately $3 million due to unlocking. For the comparable period of 2013, the effect of unlocking on pretax earnings was minimal.
INVESTMENT RESULTS OF OPERATIONS

Overview
The investments segment contributes investment income and realized gains and losses to results of operations. Investments traditionally are our primary source of pretax and after-tax profits.

Investment Income
Pretax investment income increased 4 percent for the three and nine months ended September 30, 2014, compared with the same periods of 2013. Interest income rose due to net purchases of fixed-maturity securities that offset the continuing effects of the low interest rate environment. Higher dividend income reflected rising dividend rates and net purchases of equity securities. Dividend income for the first quarter of 2013 was affected by certain holdings that accelerated payments from the first quarter of 2013 into the fourth quarter of 2012 in response to anticipated tax law changes.

Investment Results

(In millions)	Three months ended September 30,			Nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change
Investment income, net of expenses	$138	$133	4	$409	$392	4
Investment interest credited to contract holders	(21)	(21)	0	(62)	(60)	(3)
Realized investment gains, net	65	22	195	101	77	31
Investment operations profit, pretax	$182	$134	36	$448	$409	10

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

We continue to position our portfolio considering both the challenges presented by the current low interest rate environment and the risks presented by potential future inflation. As bonds in our generally laddered portfolio mature or are called over the near term, we will be challenged to replace their current yield. From October 2014 through December 2016, approximately 14.9 percent of our fixed-maturity investments mature with an average pretax yield-to-amortized cost of 4.4 percent.  During the last quarter of 2014, 1.9 percent of our fixed-maturity investments mature and yield 4.4 percent. While our bond portfolio more than covers our insurance reserve liabilities, we believe our diversified common stock portfolio of mainly blue chip, dividend-paying companies represents one of our best investment opportunities for the long term.

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

(In millions)	Three months ended September 30,			Nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change
Investment income:
Interest	$105	$104	1	$312	$309	1
Dividends	35	30	17	101	87	16
Other	—	1	(100)	2	2	0
Less investment expenses	2	2	0	6	6	0
Total investment income, net of expenses, pretax	138	133	4	409	392	4
Less income taxes	32	32	0	97	95	2
Total investment income, net of expenses, after-tax	$106	$101	5	$312	$297	5

			Pt. Change			Pt. Change
Effective tax rate	23.3%	24.1%	(0.8)	23.7%	24.2%	(0.5)

Average invested assets plus cash and cash equivalents	$13,964	$12,908	—	$13,792	$12,607	—
Average yield pretax	3.95%	4.12%	(0.17)	3.95%	4.15%	(0.20)
Average yield after-tax	3.04	3.13	(0.09)	3.02	3.14	(0.12)

Effective fixed-maturity tax rate	26.6%	27.2%	(0.6)	27.0%	27.1%	(0.1)
Average fixed-maturity at amortized cost	$8,822	$8,465	—	$8,781	$8,362	—
Average fixed-maturity yield pretax	4.76%	4.91%	(0.15)	4.74%	4.93%	(0.19)
Average fixed-maturity yield after-tax	3.49	3.58	(0.09)	3.46	3.59	(0.13)

Net Realized Gains and Losses
We reported net realized investment gains of $65 million and $101 million for the three and nine months ended September 30, 2014, compared with $22 million and $77 million for the three and nine months ended September 30, 2013. The total net realized investment gains for the first nine months of 2014 included $93 million in net gains from sales of various common and preferred stock holdings.

Investment gains or losses are recognized upon the sales of investments or as otherwise required under GAAP. The timing of realized gains or losses from sales can have a material effect on results in any quarter. However, such gains or losses usually have little, if any, effect on total shareholders’ equity because most equity and fixed-maturity investments are carried at fair value, with the unrealized gain or loss included as a component of accumulated other comprehensive income. Accounting requirements for other-than-temporary impairment (OTTI) charges for the fixed-maturity portfolio are disclosed in our 2013 Annual Report on Form 10-K, Item 8, Note 1, Summary of Significant Accounting Policies, Page 131.

Of the 3,024 securities in the portfolio, no securities were trading below 70 percent of amortized cost at September 30, 2014. Our asset impairment committee regularly monitors the portfolio, including a quarterly review of the entire portfolio for potential OTTI charges. We believe that if the improving liquidity in the markets were to reverse or the economic recovery were to significantly stall, we could experience declines in portfolio values and possibly additional OTTI charges.

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

The table below provides additional detail for OTTI charges:

(In millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Fixed maturities:
Utilities	$—	$—	$—	$1
Municipal	—	—	—	1
Total fixed maturities	—	—	—	2
Common equities:
Energy	—	—	1	—
Total common equities	—	—	1	—
Total	$—	$—	$1	$2

OTHER
We report as Other the noninvestment operations of the parent company and a noninsurer subsidiary, CFC Investment Company. Losses before income taxes for Other were largely driven by interest expense from debt of the parent company.

(In millions)	Three months ended September 30,			Nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change
Interest and fees on loans and leases	$2	$2	0	$5	$5	0
Other revenues	1	1	0	2	2	0
Total revenues	3	3	0	7	7	0
Interest expense	13	13	0	40	40	0
Operating expenses	3	3	0	11	12	(8)
Total expenses	16	16	0	51	52	(2)
Other loss	$(13)	$(13)	0	$(44)	$(45)	2

TAXES
We had $76 million and $127 million of income tax expense for the three and nine months ended September 30, 2014, compared with $51 million and $152 million for the same periods of 2013. The effective tax rates for the three and nine months ended September 30, 2014, were 29.3 percent and 26.2 percent compared with 28.0 percent and 27.8 percent for the same periods last year. The change in our effective tax rate was primarily due to changes in pretax income from underwriting results and realized investment gains and losses, with small changes in the amount of permanent book-tax differences.

Historically, we have pursued a strategy of investing some portion of cash flow in tax-advantaged fixed-maturity and equity securities to minimize our overall tax liability and maximize after-tax earnings. See Tax-Exempt Fixed Maturities in this quarterly report Item 3, Quantitative and Qualitative Disclosures About Market Risk for further discussion on municipal bond purchases in our fixed-maturity investment portfolio. For our property casualty insurance subsidiaries, approximately 85 percent of interest from tax-advantaged fixed-maturity investments and approximately 60 percent of dividends from qualified equities are exempt from federal tax after applying proration from the 1986 Tax Reform Act. Our noninsurance companies own an immaterial amount of tax-advantaged, fixed-maturity investments. For our noninsurance companies, the dividend received deduction exempts 70 percent of dividends from qualified equities. Our life insurance company does not own tax-advantaged, fixed-maturity investments or equities subject to the dividend received deduction. Details about our effective tax rate are in this quarterly report Item 1, Note 9 – Income Taxes.

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2014, shareholders’ equity was $6.376 billion compared with $6.070 billion at December 31, 2013. Total debt was $839 million at September 30, 2014, down from $894 million at December 31, 2013. At September 30, 2014, cash and cash equivalents totaled $412 million compared with $433 million at December 31, 2013.

SOURCES OF LIQUIDITY

Subsidiary Dividends
Our lead insurance subsidiary declared dividends of $300 million to the parent company during the first nine months of 2014, matching the same period of 2013. For the full-year 2013, subsidiary dividends declared totaled $375 million. State of Ohio regulatory requirements restrict the dividends our insurance subsidiary can pay. During 2014, total dividends that our insurance subsidiary could pay to our parent company without regulatory approval are approximately $433 million.

Investing Activities
Investment income is a source of liquidity for both the parent company and its insurance subsidiary. We continue to focus on portfolio strategies to balance near-term income generation and long-term book value growth.

Parent company obligations can be funded with income on investments held at the parent-company level or through sales of securities in that portfolio, although we prefer to follow an investment philosophy seeking to compound cash flows over the long term. These sources of capital can help minimize subsidiary dividends to the parent company, protecting insurance subsidiary capital.

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

The table below shows a summary of operating cash flow for property casualty insurance (direct method):

(In millions)	Three months ended September 30,			Nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change
Premiums collected	$1,043	$1,017	3	$3,159	$2,950	7
Loss and loss expenses paid	(639)	(562)	(14)	(1,838)	(1,596)	(15)
Commissions and other underwriting expenses paid	(275)	(273)	(1)	(967)	(907)	(7)
Cash flow from underwriting	129	182	(29)	354	447	(21)
Investment income received	92	91	1	278	266	5
Cash flow from operations	$221	$273	(19)	$632	$713	(11)

Collected premiums for property casualty insurance rose $209 million during the first nine months of 2014, compared with the same period in 2013. Loss and loss expenses paid increased $242 million, including $63 million for catastrophe losses and loss expenses. Commissions and other underwriting expenses paid rose $60 million, primarily due to higher commissions paid to agencies, reflecting the increase in collected premiums.

We discuss our future obligations for claims payments and for underwriting expenses in our 2013 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 98, and Other Commitments on Page 99.

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

Capital Resources
At September 30, 2014, our debt-to-total-capital ratio was 11.6 percent, with $790 million in long-term debt and $49 million in borrowing on our revolving short-term line of credit. That line of credit had a $104 million balance at December 31, 2013. During April 2014, we repaid $55 million as part of routine cash management and had $176 million remaining for future cash management needs at September 30, 2014. Based on our capital requirements at September 30, 2014, we do not anticipate a material increase in debt levels during the remainder of 2014. As a result, we expect changes in our debt-to-total-capital ratio to continue to be largely a function of the contribution of unrealized investment gains or losses to shareholders’ equity.

We provide details of our three long-term notes in this quarterly report Item 1, Note 3 – Fair Value Measurements. None of the notes are encumbered by rating triggers.

Four independent ratings firms award insurer financial strength ratings to our property casualty insurance companies and three firms rate our life insurance company. Those firms made no changes to our parent company debt ratings during the first nine months of 2014. Our debt ratings are discussed in our 2013 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, Additional Sources of Liquidity, Page 97.

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

•
Commissions – Commissions paid were $593 million in the first nine months of 2014. Commission payments generally track with written premiums, except for annual profit-sharing commissions typically paid during the first quarter of the year.

•
Other underwriting expenses – Many of our underwriting expenses are not contractual obligations, but reflect the ongoing expenses of our business. Noncommission underwriting expenses paid were $374 million in the first nine months of 2014.

•
Technology costs – In addition to contractual obligations for hardware and software, we anticipate capitalizing approximately $5 million in spending for key technology initiatives in 2014. Capitalized development costs related to key technology initiatives were $4 million in the first nine months of 2014. These activities are conducted at our discretion, and we have no material contractual obligations for activities planned as part of these projects.

We contributed $5 million to our qualified pension plan during the first nine months of 2014. We do not anticipate further contributions to our qualified pension plan during the remainder of 2014.

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

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

Uses of Capital
Uses of cash to enhance shareholder return include dividends to shareholders. In January, April and August 2014, the board of directors declared regular quarterly cash dividends of 44 cents per share for an indicated annual rate of $1.76 per share. During the first nine months of 2014, we used $208 million to pay cash dividends to shareholders.

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

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

Total gross reserves at September 30, 2014, increased $152 million compared with December 31, 2013. Case reserves for losses increased $111 million while IBNR reserves increased by $22 million and total loss expense reserves increased by $19 million. Accounting for the majority of the total gross increase was the aggregate of our auto lines of business and our excess and surplus lines segment.

Property and Casualty Gross Reserves

(In millions)	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
At September 30, 2014	reserves	reserves	reserves	reserves	of total
Commercial lines insurance:
Commercial casualty	$814	$397	$504	$1,715	39.0%
Commercial property	241	(14)	37	264	6.0
Commercial auto	287	58	75	420	9.6
Workers' compensation	411	546	91	1,048	23.9
Specialty packages	82	(3)	22	101	2.3
Management liability and surety	110	14	70	194	4.4
Machinery and equipment	2	(1)	2	3	0.1
Subtotal	1,947	997	801	3,745	85.3
Personal lines insurance:
Personal auto	192	(12)	64	244	5.6
Homeowner	90	4	25	119	2.7
Other personal	52	37	5	94	2.1
Subtotal	334	29	94	457	10.4
Excess and surplus lines	74	74	43	191	4.3
Total	$2,355	$1,100	$938	$4,393	100.0%
At December 31, 2013
Commercial lines insurance:
Commercial casualty	$790	$393	$496	$1,679	39.6%
Commercial property	189	30	37	256	6.0
Commercial auto	264	40	69	373	8.8
Workers' compensation	421	522	95	1,038	24.5
Specialty packages	72	8	25	105	2.5
Management liability and surety	139	3	68	210	5.0
Machinery and equipment	—	4	2	6	0.1
Subtotal	1,875	1,000	792	3,667	86.5
Personal lines insurance:
Personal auto	178	(18)	61	221	5.2
Homeowner	80	9	24	113	2.7
Other personal	46	32	5	83	1.9
Subtotal	304	23	90	417	9.8
Excess and surplus lines	65	55	37	157	3.7
Total	$2,244	$1,078	$919	$4,241	100.0%

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

LIFE POLICY AND INVESTMENT CONTRACT RESERVES
Gross life policy and investment contract reserves were $2.484 billion at September 30, 2014, compared with $2.390 billion at year-end 2013, reflecting continued growth in life insurance policies in force. We discuss our life insurance reserving practices in our 2013 Annual Report on Form 10-K, Item 7, Life Insurance Policyholder Obligations and Reserves, Page 106.

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

The fair value of our investment portfolio was $14.188 billion at September 30, 2014, up $692 million from year-end 2013, including an increase in the common equities portfolio of $275 million.

(In millions)	At September 30, 2014				At December 31, 2013
	Cost or amortized cost	Percent to total	Fair value	Percent to total	Cost or amortized cost	Percent to total	Fair value	Percent to total
Taxable fixed maturities	$5,910	50.9%	$6,371	44.9%	$5,814	52.1%	$6,211	46.0%
Tax-exempt fixed maturities	3,014	25.9	3,151	22.2	2,824	25.3	2,910	21.6
Common equities	2,552	22.0	4,488	31.6	2,396	21.5	4,213	31.2
Nonredeemable preferred equities	145	1.2	178	1.3	127	1.1	162	1.2
Total	$11,621	100.0%	$14,188	100.0%	$11,161	100.0%	$13,496	100.0%

At September 30, 2014, our consolidated investment portfolio included $30 million of assets for which values are based on prices or valuation techniques that require significant management judgment (Level 3 assets). This represented less than 1 percent of investment portfolio assets measured at fair value. See Item 1, Note 3, Fair Value Measurements, for additional discussion of our valuation techniques. We have generally obtained and evaluated two nonbinding quotes from brokers; then our investment professionals determined our best estimate of fair value. These investments include private placements, small issues and various thinly traded securities.

In addition to our investment portfolio, the total investments amount reported in our condensed consolidated balance sheets includes Other invested assets. Other invested assets included $30 million of life policy loans plus $37 million of private equity investments at September 30, 2014.

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

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

Our investment portfolio had no European sovereign debt holdings at September 30, 2014. On that date, we owned other European-based securities, primarily corporate bonds, totaling $425 million in fair value. The composition of our European-based holdings at September 30, 2014, did not materially change from the $455 million fair value total at year-end 2013. We discussed our European-based holdings in our 2013 Annual Report on Form 10-K, Item 7a, Quantitative and Qualitative Disclosures about Market Risk, Page 114.

In the first nine months of 2014, the increase in fair value of our fixed-maturity portfolio was due to a decline in interest rates as well as a spread tightening in both the corporate and municipal bond markets. At September 30, 2014, our fixed-maturity portfolio with an average rating of A2/A was valued at 106.7 percent of its amortized cost, compared with 105.6 percent at December 31, 2013.

Credit ratings at September 30, 2014, compared with December 31, 2013, for the fixed-maturity portfolio were:

(In millions)	At September 30, 2014		At December 31, 2013
	Total	Percent	Total	Percent
	fair value	to total	fair value	to total
Moody's Ratings and Standard & Poor's Ratings combined:
Aaa, Aa, A, AAA, AA, A	$5,741	60.3%	$5,468	59.9%
Baa, BBB	3,260	34.2	3,197	35.1
Ba, BB	250	2.6	231	2.5
B, B	16	0.2	16	0.2
Caa, CCC, Ca	3	0.0	4	0.0
Nonrated	252	2.7	205	2.3
Total	$9,522	100.0%	$9,121	100.0%

Attributes of the fixed-maturity portfolio include:

	At September 30, 2014		At December 31, 2013
Weighted average yield-to-amortized cost	4.7%		4.9%
Weighted average maturity	6.4	yrs	6.2	yrs
Effective duration	4.4	yrs	4.5	yrs

We discuss maturities of our fixed-maturity portfolio in our 2013 Annual Report on Form 10-K, Item 8, Note 2, Investments, Page 135, and in this quarterly report Item 2, Investments Results of Operations.

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

TAXABLE FIXED MATURITIES
Our taxable fixed-maturity portfolio, with a fair value of $6.371 billion at September 30, 2014, included:

(In millions)	At September 30, 2014	At December 31, 2013
Investment-grade corporate	$5,308	$5,293
States, municipalities and political subdivisions	313	301
Below investment-grade corporate	262	240
Commercial mortgage-backed	254	143
Government sponsored enterprises	210	200
Foreign government	10	10
Convertibles and bonds with warrants attached	7	17
United States government	7	7
Total	$6,371	$6,211

Our strategy is to buy and typically hold fixed-maturity investments to maturity, but we monitor credit profiles and fair value movements when determining holding periods for individual securities. With the exception of United States agency issues that include United States government and government-sponsored enterprises, no individual issuer’s securities accounted for more than 1.0 percent of the taxable fixed-maturity portfolio at September 30, 2014. Our investment-grade corporate bonds had an average rating of Baa1 by Moody’s or BBB+ by Standard & Poor’s and represented 83.3 percent of the taxable fixed-maturity portfolio’s fair value at September 30, 2014, compared with 85.2 percent at year-end 2013.

The heaviest concentration in our investment-grade corporate bond portfolio, based on fair value at September 30, 2014, is the financial-related sectors – including banking, financial services and insurance – representing 35.3 percent, compared with 32.8 percent at year-end 2013. We believe our weighting in financial-related sectors is below the average for the corporate bond market as a whole.

Most of the $313 million of securities issued by states, municipalities and political subdivisions included in our taxable fixed-maturity portfolio at September 30, 2014, were Build America Bonds.

Our taxable fixed-maturity portfolio at September 30, 2014, included $254 million of commercial mortgage-backed securities with an average rating of Aa1/AA.

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

TAX-EXEMPT FIXED MATURITIES
At September 30, 2014, we had $3.151 billion of tax-exempt fixed-maturity securities with an average rating of Aa2/AA by Moody’s and Standard & Poor’s. We traditionally have purchased municipal bonds focusing on general obligation and essential services issues, such as water, waste disposal or others. The portfolio is well diversified among approximately 1,000 municipal bond issuers. No single municipal issuer accounted for more than 0.8 percent of the tax-exempt fixed-maturity portfolio at September 30, 2014. The following table shows our municipal bond holdings in our larger states:

(In millions)
	Local issued general	Special revenue	State issued general	Total	Percent to
At September 30, 2014	obligation bonds	bonds	obligation bonds	fair value	total
Texas	$370	$70	$—	$440	14.0%
Indiana	1	240	—	241	7.6
Ohio	135	80	9	224	7.1
Michigan	205	8	—	213	6.8
Washington	153	31	7	191	6.1
Illinois	165	18	—	183	5.8
Wisconsin	92	30	2	124	3.9
Arizona	74	38	—	112	3.6
Pennsylvania	90	12	9	111	3.5
Florida	26	78	—	104	3.3
New York	55	36	3	94	3.0
Colorado	47	25	—	72	2.3
Kansas	51	21	—	72	2.3
New Jersey	50	20	—	70	2.2
Kentucky	6	54	—	60	1.9
All other states	494	290	56	840	26.6
Total	$2,014	$1,051	$86	$3,151	100.0%
At December 31, 2013
Texas	$385	$66	$—	$451	15.5%
Michigan	238	9	—	247	8.5
Indiana	8	232	—	240	8.2
Ohio	119	87	6	212	7.3
Illinois	184	19	—	203	7.0
Washington	150	32	5	187	6.4
Wisconsin	108	32	2	142	4.9
Pennsylvania	93	9	9	111	3.8
Arizona	55	31	—	86	3.0
Florida	24	62	—	86	3.0
New York	48	31	4	83	2.9
Colorado	45	17	—	62	2.1
New Jersey	44	17	—	61	2.1
Minnesota	42	7	2	51	1.8
Utah	31	19	—	50	1.7
All other states	338	270	30	638	21.8
Total	$1,912	$940	$58	$2,910	100.0%

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

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

The table below summarizes the effect of hypothetical changes in interest rates on the fair value of the fixed-maturity portfolio:

(In millions)	Interest rate shift in basis points
	-200	-100	-	100	200
At September 30, 2014	$10,389	$9,951	$9,522	$9,096	$8,681
At December 31, 2013	$9,968	$9,545	$9,121	$8,708	$8,316

The effective duration of the fixed-maturity portfolio as of September 30, 2014, was 4.4 years, compared with 4.5 years at year-end 2013. The above table is a theoretical presentation showing that an instantaneous, parallel shift in the yield curve of 100 basis points could produce an approximately 4.5 percent change in the fair value of the fixed-maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value are to changes in the general level of interest rates, exclusive of call features. The fair values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.

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

EQUITY INVESTMENTS
Our equity investments, with a fair value totaling $4.666 billion at September 30, 2014, include $4.488 billion of common stock securities of companies generally with strong indications of paying and growing their dividends. Other criteria we evaluate include increasing sales and earnings, proven management and a favorable outlook. We believe our equity investment style is an appropriate long-term strategy. While our long-term financial position would be affected by prolonged changes in the market valuation of our investments, we believe our strong surplus position and cash flow provide a cushion against short-term fluctuations in valuation. Continued payment of cash dividends by the issuers of our common equity holdings can provide a floor to their valuation. A $100 million unrealized change in the value of the common stocks owned at period end would cause a change of $65 million, or approximately 40 cents per share, in our shareholders’ equity.

At September 30, 2014, BlackRock Inc. (NYSE:BLK) was our largest single common stock holding with a fair value of 3.1 percent of our publicly-traded common stock portfolio and 1.0 percent of the total investment portfolio. We had 14 holdings among eight different sectors each with a fair value greater than $100 million.

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

Common Stock Portfolio Industry Sector Distribution

	Percent of Publicly Traded Common Stock Portfolio at Fair Value
	At September 30, 2014		At December 31, 2013
	Cincinnati Financial	S&P 500 Industry Weightings	Cincinnati Financial	S&P 500 Industry Weightings
Sector:
Information technology	19.2%	19.7%	18.7%	18.6%
Industrials	14.5	10.3	14.0	10.9
Financial	12.5	16.3	12.0	16.2
Healthcare	11.7	13.9	11.5	13.0
Energy	10.6	9.7	10.5	10.3
Consumer staples	10.4	9.5	10.5	9.8
Consumer discretionary	9.6	11.7	9.8	12.5
Materials	5.6	3.5	5.7	3.5
Utilities	3.4	3.0	4.2	2.9
Telecomm services	2.5	2.4	3.1	2.3
Total	100.0%	100.0%	100.0%	100.0%

UNREALIZED INVESTMENT GAINS AND LOSSES
At September 30, 2014, unrealized investment gains before taxes for the consolidated investment portfolio totaled $2.603 billion and unrealized investment losses amounted to $36 million.

The unrealized investment gains at September 30, 2014, were due to a pretax net gain position in our fixed-maturity portfolio of $598 million and a net gain position in our equity portfolio of $1.969 billion. The net gain position in our fixed-maturity portfolio had grown in recent years prior to 2013 and in 2014 due largely to a declining interest rate environment. During 2013, that portfolio’s net gain position decreased $388 million largely due to lower valuations for fixed-maturity securities from rising interest rates. The net gain position for our current fixed-maturity holdings will naturally decline over time as individual securities mature. In addition, changes in interest rates can cause rapid, significant changes in fair values of fixed-maturity securities and the net gain position, as discussed in Quantitative and Qualitative Disclosures about Market Risk. The seven largest contributors to our common stock portfolio net gain position were Exxon Mobil Corporation (NYSE:XOM), The Procter & Gamble Company (NYSE:PG), Honeywell International Inc. (NYSE:HON), Chevron Corporation (NYSE:CVX), Johnson & Johnson (NYSE:JNJ), BlackRock Inc. and RPM International (NYSE:RPM), which had a combined net gain position of $579 million.

Unrealized Investment Losses
We expect the number of securities trading below amortized cost to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, amortized costs for some securities are revised through OTTI recognized in prior periods. At September 30, 2014, 300 of the 3,024 securities we owned had fair values below amortized cost, compared with 556 of the 2,879 securities we owned at year-end 2013. The 300 holdings with fair values below cost or amortized cost at September 30, 2014, represented 7.6 percent of fair value of our investment portfolio and $36 million in unrealized losses.

•
294 of the 300 holdings had fair value between 90 percent and 100 percent of amortized cost at September 30, 2014. Nine of these 300 holdings are equity securities that may be subject to OTTI charges taken through earnings should they not recover by the recovery dates we determined. The fair value of these nine equity securities was $227 million, and they accounted for $7 million in unrealized losses. The remaining 285 securities primarily consist of fixed-maturity securities whose current valuation is largely the result of interest rate factors. The fair value of these 285 securities was $809 million, and they accounted for $20 million in unrealized losses.

•
Six of the 300 holdings had fair value between 70 percent and 90 percent of amortized cost at September 30, 2014. We believe these six fixed-maturity securities will continue to pay interest and ultimately pay principal upon maturity. The issuers of these six securities have strong cash flow to service their debt and

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

meet their contractual obligation to make principal payments. The fair value of these securities was $43 million, and they accounted for $9 million in unrealized losses.

•	No securities were trading below 70 percent of amortized cost at September 30, 2014.

The table below reviews fair values and unrealized losses by investment category and by the overall duration of the securities’ continuous unrealized loss position.

(In millions)	Less than 12 months		12 months or more		Total	Total
	Fair	Unrealized	Fair	Unrealized	fair	unrealized
At September 30, 2014	value	losses	value	losses	value	losses
Fixed maturity securities:
States, municipalities and political subdivisions	$28	$—	$218	$3	$246	$3
United States government	1	—	1	—	2	—
Government-sponsored enterprises	11	—	176	12	187	12
Foreign government	—	—	10	—	10	—
Commercial mortgage-backed	37	—	32	1	69	1
Corporate	224	9	114	4	338	13
Subtotal	301	9	551	20	852	29
Equity securities:
Common equities	105	2	80	4	185	6
Nonredeemable preferred equities	25	—	17	1	42	1
Subtotal	130	2	97	5	227	7
Total	$431	$11	$648	$25	$1,079	$36
At December 31, 2013
Fixed maturity securities:
States, municipalities and political subdivisions	$490	$18	$42	$3	$532	$21
United States government	1	—	—	—	1	—
Government-sponsored enterprises	199	27	1	—	200	27
Foreign government	10	—	—	—	10	—
Commercial mortgage-backed	125	5	—	—	125	5
Corporate	572	20	43	2	615	22
Subtotal	1,397	70	86	5	1,483	75
Equity securities:
Common equities	77	1	—	—	77	1
Nonredeemable preferred equities	42	3	—	—	42	3
Subtotal	119	4	—	—	119	4
Total	$1,516	$74	$86	$5	$1,602	$79

At September 30, 2014, 212 fixed-maturity securities with a total unrealized loss of $20 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity securities had fair values below 70 percent of amortized cost; Two fixed-maturity securities with a fair value of $12 million had a fair value from 70 percent to less than 90 percent of amortized cost and accounted for $2 million in unrealized losses; and 210 fixed-maturity securities with a fair value of $539 million had fair values from 90 percent to less than 100 percent of amortized cost and accounted for $18 million in unrealized losses.

At September 30, 2014, four equity securities with a total unrealized loss of $5 million had been in an unrealized loss position for 12 months or more. These four equity securities with a fair value of $97 million had fair values from 90 percent to less than 100% of amortized cost.

At September 30, 2014, applying our invested asset impairment policy, we determined that the total of $25 million, for securities in an unrealized loss position for 12 months or more in the table above, were not other-than-temporarily impaired.

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

During the third quarter of 2014, no securities were written down through impairment charges, for a total of four during the nine months ended September 30, 2014. OTTI resulted in a pretax, noncash charge of $1 million for the nine months ended September 30, 2014. During the first nine months of 2013, we wrote down five securities resulting in $2 million in OTTI charges.

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

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

The following table summarizes the investment portfolio by severity of decline:

(In millions)
At September 30, 2014	Number of issues	Cost or amortized cost	Fair value	Gross unrealized gain/loss	Gross investment income
Taxable fixed maturities:
Fair valued below 70% of amortized cost	—	$—	$—	$—	$—
Fair valued at 70% to less than 100% of amortized cost	137	634	609	(25)	14
Fair valued at 100% and above of amortized cost	1,269	5,276	5,762	486	208
Securities sold in current year	—	—	—	—	7
Total	1,406	5,910	6,371	461	229
Tax-exempt fixed maturities:
Fair valued below 70% of amortized cost	—	—	—	—	—
Fair valued at 70% to less than 100% of amortized cost	154	247	243	(4)	4
Fair valued at 100% and above of amortized cost	1,361	2,767	2,908	141	75
Securities sold in current year	—	—	—	—	3
Total	1,515	3,014	3,151	137	82
Common equities:
Fair valued below 70% of cost	—	—	—	—	—
Fair valued at 70% to less than 100% of cost	3	191	185	(6)	4
Fair valued at 100% and above of cost	72	2,361	4,303	1,942	88
Securities sold in current year	—	—	—	—	2
Total	75	2,552	4,488	1,936	94
Nonredeemable preferred equities:
Fair valued below 70% of cost	—	—	—	—	—
Fair valued at 70% to less than 100% of cost	6	43	42	(1)	1
Fair valued at 100% and above of cost	22	102	136	34	6
Securities sold in current year	—	—	—	—	—
Total	28	145	178	33	7
Portfolio summary:
Fair valued below 70% of cost or amortized cost	—	—	—	—	—
Fair valued at 70% to less than 100% of cost or amortized cost	300	1,115	1,079	(36)	23
Fair valued at 100% and above of cost or amortized cost	2,724	10,506	13,109	2,603	377
Investment income on securities sold in current year	—	—	—	—	12
Total	3,024	$11,621	$14,188	$2,567	$412

At December 31, 2013
Portfolio summary:
Fair valued below 70% of cost or amortized cost	—	$—	$—	$—	$—
Fair valued at 70% to less than 100% of cost or amortized cost	556	1,681	1,602	(79)	41
Fair valued at 100% and above of cost or amortized cost	2,323	9,480	11,894	2,414	471
Investment income on securities sold in current year	—	—	—	—	23
Total	2,879	$11,161	$13,496	$2,335	$535

See our 2013 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Asset Impairment, Page 53.

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures – The company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)).

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company’s management, with the participation of the company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of September 30, 2014. Based upon that evaluation, the company’s chief executive officer and chief financial officer concluded that the design and operation of the company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure:

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

Changes in Internal Control over Financial Reporting – During the three months ended September 30, 2014, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any of our shares that were not registered under the Securities Act during the first nine months of 2014. The board of directors has authorized share repurchases since 1996. Purchases are expected to be made generally through open market transactions. During the third quarter of 2014, we acquired 62,284 shares for $3 million from associates as consideration for options exercised. During the first nine months of 2014, we acquired 224,745 shares for $11 million from associates as consideration for options exercised. The board gives management discretion to purchase shares at reasonable prices in light of circumstances at the time of purchase, subject to SEC regulations. On October 24, 2007, the board of directors expanded the existing repurchase authorization to approximately 13 million shares. We have 5,099,493 shares available for purchase under our programs at September 30, 2014.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1-31, 2014	100,000	$46.07	100,000	5,299,493
August 1-31, 2014	200,000	46.11	200,000	5,099,493
September 1-30, 2014	—	—	—	5,099,493
Totals	300,000	46.09	300,000

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

Item 6.        Exhibits

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of Cincinnati Financial Corporation (incorporated by reference to the company’s 2010 Annual Report on Form 10-K dated February 25, 2011, Exhibit 3.1)
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

Cincinnati Financial Corporation Third-Quarter 2014 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINCINNATI FINANCIAL CORPORATION
Date: October 28, 2014

/S/ Eric N. Mathews
Eric N. Mathews, CPCU, AIAF
Vice President, Assistant Secretary and Assistant Treasurer
(Principal Accounting Officer)

Cincinnati Financial Corporation Third-Quarter 2014 10-Q