Form 10-K
period 2014-12-31
CINCINNATI FINANCIAL CORP
filed 2015-02-27
CIK 20286

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2014.

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
Yes ☑ No ☐

Cincinnati Financial Corporation - 2014 10-K - Page 1

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

Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of voting stock held by nonaffiliates of the Registrant was $7,129,857,801 as of June 30, 2014.

As of February 20, 2015, there were 164,166,327 shares of common stock outstanding.

Document Incorporated by Reference

Portions of the definitive Proxy Statement for Cincinnati Financial Corporation’s Annual Meeting of Shareholders to be held on May 2, 2015, are incorporated by reference into Part III of this Form 10-K.

Cincinnati Financial Corporation - 2014 10-K - Page 2

2014 ANNUAL REPORT ON FORM 10-K

Cincinnati Financial Corporation - 2014 10-K - Page 3

Part I

ITEM 1.    Business

Cincinnati Financial Corporation – Introduction
We are an Ohio corporation formed in 1968. Our lead subsidiary, The Cincinnati Insurance Company, was founded in 1950. Our main business is property casualty insurance marketed through independent insurance agencies in 39 states. Our headquarters is in Fairfield, Ohio. At year-end 2014, we employed 4,305 associates, including 2,954 headquarters associates who provide support to 1,351 field associates.

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

Our filings with the U.S. Securities and Exchange Commission (SEC) are available on our website, cinfin.com/investors, as soon as possible after they have been filed with the SEC. These filings include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. In the following pages we reference various websites. These websites, including our own, are not incorporated by reference in this Annual Report on Form 10-K.

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

Cincinnati Financial Corporation - 2014 10-K - Page 4

Our Business and Our Strategy

Introduction
The Cincinnati Insurance Company was founded more than 60 years ago by four independent insurance agents. They established the mission that continues to guide all of the companies in the Cincinnati Financial Corporation family – to grow profitably and enhance the ability of local independent insurance agents to deliver quality financial protection to the people and businesses they serve by:

•	providing insurance market stability through financial strength

•	producing competitive, up-to-date products and services

•	developing associates committed to superior service

A select group of independent agencies in 39 states actively markets our property casualty insurance within their communities. At year-end 2014, standard market commercial lines and excess and surplus lines policies were marketed in all of those states, while personal lines policies were marketed in 31 of those states. Within our select group of agencies, we also seek to become the life insurance carrier of choice and to help agents and their clients – our policyholders – by offering leasing and financing services.

Three competitive advantages distinguish our company, positioning us to build shareholder value and to be successful overall:

•	Commitment to our professional independent insurance agencies and to their continued success

•	Financial strength to fulfill our promises and be a consistent market for our agents’ business, supporting stability and confidence

•	Operating structure that supports local decision making, showcasing our claims excellence and allowing us to balance growth with underwriting discipline

The primary sources of our company’s net income are summarized below. We discuss the contribution to net income from each source in Item 7, Corporate Financial Highlights of Management’s Discussion and Analysis.

•
Underwriting profit (loss) – Includes revenues from earned premiums from insurance policies sold, reduced by losses and loss expenses from insurance coverages provided by those policies. Those revenues are further reduced by underwriting expenses from marketing policies or related administration of our insurance operation. The net result represents an underwriting profit when revenues exceed losses and expenses.

•
Investment income – Is generated primarily from investing the premiums collected from insurance policies, until funds from cash or invested assets are needed to pay losses for insurance claims or other expenses. Interest income from bond investments or dividend income from stock investments are the main categories of our investment income.

•	Realized investment gains (losses) – Occur from appreciation or depreciation of invested assets over time. Gains or losses are generally recognized when invested assets are sold or become impaired.

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

Cincinnati Financial Corporation - 2014 10-K - Page 5

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

We are committed exclusively to the independent agency channel. The independent agencies that we choose to market our standard lines insurance products share our philosophies. They do business person to person; offer broad, value-added services; maintain sound balance sheets; and manage their agencies professionally, targeting long-term success. We develop our relationships with agencies that are active in their communities, providing important knowledge of local market trends, opportunities and challenges.

We help our agencies meet the broader needs of their clients and increase and diversify their revenues and profitability by offering insurance solutions beyond our standard market property casualty insurance products. We market life insurance products through the agencies that offer our property casualty products and through other independent life agencies that represent The Cincinnati Life Insurance Company without also representing our other subsidiaries. We operate our own excess and surplus lines insurance brokerage firm and insurance carrier so that we can offer our excess and surplus lines products exclusively to the independent agencies who market our other property casualty insurance products.

The excess and surplus lines market exists due to a regulatory distinction. Generally, excess and surplus lines insurance carriers provide insurance that is unavailable in the standard market due to market conditions or characteristics of the insured persons or organizations that are caused by nature, their claim history or the characteristics of their business. Insurers operating in the excess and surplus lines marketplace generally market business through excess and surplus lines insurance brokers, whether they are small specialty insurers or specialized divisions of larger insurance organizations. We established an excess and surplus lines operation to help meet the needs of agency clients when insurance is unavailable in the standard market. By providing superior service, we can help our agencies grow while also profitably growing our property casualty business.

At year-end 2014, our 1,466 property casualty agency relationships were marketing our standard market insurance products from 1,884 reporting locations. An increasing number of agencies have multiple, separately identifiable locations, reflecting their growth and consolidation of ownership within the independent agency marketplace. The number of reporting agency locations indicates our agents’ regional scope and the extent of our presence within our 39 active states. At year-end 2013, our 1,450 agency relationships had 1,823 reporting locations. At year-end 2012, our 1,408 agency relationships had 1,758 reporting locations.

We made 99, 96 and 140 new agency appointments in 2014, 2013 and 2012, respectively. Of these new appointments, 63, 59 and 109, respectively, were new relationships. The remainder included new branch offices opened by existing Cincinnati agencies and appointment of agencies that merged with a Cincinnati agency. These new appointments and other changes in agency structures or appointment status led to a net increase in agency relationships of 16, 42 and 96 and a net increase in reporting agency locations of 61, 65 and 110 in 2014, 2013 and 2012, respectively.

On average, we have a 12.8 percent share of the standard lines property casualty insurance purchased through our reporting agency locations, according to 2013 data from agency surveys. Our share is 17.6 percent in reporting agency locations that have represented us for more than 10 years; 8.9 percent in agencies that have represented us for six to 10 years; 5.4 percent in agencies that have represented us for two to five years; and 0.9 percent in agencies that have represented us for one year or less.

Cincinnati Financial Corporation - 2014 10-K - Page 6

Our largest single agency relationship accounted for approximately 0.8 percent of our total property casualty earned premiums in 2014. No aggregate locations under a single ownership structure accounted for more than 2.1 percent of our earned premiums in 2014.

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

•
Our $9.460 billion fixed-maturity portfolio is diversified and exceeds total insurance reserves. The portfolio had an average rating of A2/A, and its fair value exceeded total insurance reserve liabilities by approximately 35 percent at December 31, 2014. No corporate bond exposure accounted for more than 0.7 percent of our fixed-maturity portfolio, and no municipal exposure accounted for more than 0.3 percent.

•
The strength of our fixed-maturity portfolio provides an opportunity to invest for potential capital appreciation by purchasing equity securities. Our $4.858 billion equity portfolio minimizes concentrations in single stocks or industries. At December 31, 2014, no single security accounted for more than 3.3 percent of our portfolio of publicly traded common stocks, and no single sector accounted for more than 17.3 percent.

Strong liquidity increases our flexibility through all periods to maintain our cash dividend and to continue to invest in and expand our insurance operations. At December 31, 2014, we held $1.821 billion of our cash and invested assets at the parent company level, of which $1.639 billion, or 90.0 percent, was invested in common stocks, and $72 million, or 4.0 percent, was cash and cash equivalents.

We minimize reliance on debt as a source of capital, maintaining a debt-to-total-capital ratio below 20 percent. At December 31, 2014, this ratio at 11.3 percent was well below the target limit as capital remained strong while debt levels were reduced by $55 million from year-end 2013. Long-term debt at year-end 2014 totaled $791 million and our short-term debt was $49 million. The long-term debt consists of three nonconvertible, noncallable debentures, two due in 2028 and one in 2034. Ratings for our long-term debt are discussed in Item 7, Liquidity and Capital Resources, Additional Sources of Liquidity.

At year-end 2014 and 2013, risk-based capital (RBC) for our standard market property casualty insurance, excess and surplus lines insurance and life insurance subsidiaries was strong, far exceeding regulatory requirements.

•
We ended 2014 with a 0.9-to-1 ratio of property casualty premiums to surplus, a key measure of property casualty insurance company capacity and security. A lower ratio indicates more security for policyholders and greater capacity for growth by an insurer. We believe our ratio provides ample flexibility to diversify risk by expanding our operations into new geographies and product areas. The estimated industry average ratio was 0.7-to-1 at year-end 2014.

•
We ended 2014 with an 8.1 percent ratio of life statutory adjusted risk-based surplus to liabilities, a key measure of life insurance company capital strength. The estimated industry average ratio was 12.1 percent at year-end 2014. A higher ratio indicates an insurer’s stronger security for policyholders and capacity to support business growth.

Cincinnati Financial Corporation - 2014 10-K - Page 7

(Dollars in millions) Statutory Information	At December 31,
	2014	2013
Standard market property casualty insurance subsidiary
Statutory capital and surplus	$4,472	$4,326
Risk-based capital (RBC)	4,490	4,343
Authorized control level risk-based capital	563	534

Risk-based capital to authorized control level risk-based capital ratio	8.0	8.1
Written premium to surplus ratio	0.9	0.9
Life insurance subsidiary
Statutory capital and surplus	$223	$247
Risk-based capital (RBC)	241	264
Authorized control level risk-based capital	33	31
Total liabilities excluding separate account business	2,978	2,807

Risk-based capital to authorized control level risk-based capital ratio	7.3	8.1
Life statutory risk-based adjusted surplus to liabilities ratio	8.1	9.5
Excess and surplus lines insurance subsidiary
Statutory capital and surplus	$266	$228
Risk-based capital (RBC)	266	228
Authorized control level risk-based capital	32	25

Risk-based capital to authorized control level risk-based capital ratio	8.4	9.2
Written premium to surplus ratio	0.6	0.6

The consolidated property casualty insurance group’s ratio of investments in common stock, at fair value, to statutory capital and surplus was 67.7 percent at year-end 2014 compared with 65.7 percent at year-end 2013.

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

All of our insurance subsidiaries continue to be highly rated. During 2014, three of the four ratings firms affirmed our insurance financial strength ratings. Two of the four continued their stable outlook on the ratings and one revised its outlook to positive from stable.

Cincinnati Financial Corporation - 2014 10-K - Page 8

As of February 25, 2015, our insurance financial strength ratings were:

Insurer Financial Strength Ratings
Rating agency	Standard market property casualty insurance subsidiary			Life insurance subsidiary			Excess and surplus lines insurance subsidiary			Date of most recent affirmation or action
			Rating Tier			Rating Tier			Rating Tier
A. M. Best Co. ambest.com	A+	Superior	2 of 16	A	Excellent	3 of 16	A	Excellent	3 of 16	Stable outlook (12/12/14)
Fitch Ratings fitchratings.com	A+	Strong	5 of 21	A+	Strong	5 of 21	-	-	-	Stable outlook (11/18/14)
Moody's Investors Service moodys.com	A1	Good	5 of 21	-	-	-	-	-	-	Stable outlook (4/30/13)
Standard & Poor's Ratings Services spratings.com	A	Strong	6 of 21	A	Strong	6 of 21	-	-	-	Positive outlook (6/18/14)

On December 12, 2014, A.M. Best affirmed our financial strength ratings that it had assigned in December 2008, continuing its stable outlook. A.M. Best cited our superior risk-adjusted capitalization, conservative loss reserving standards, strong distribution network within our targeted regional markets and historically strong operating performance that has improved in recent years. Concerns noted included variability in earnings, primarily due to significant catastrophe-related losses, and historically elevated common stock leverage. A.M. Best acknowledged several reasons for our strong relationships with independent agencies along with financial flexibility through our holding company.

On June 10, 2014, and on November 18, 2014, Fitch Ratings affirmed the ratings that it had assigned to us in August 2009, continuing its stable outlook. Fitch said our ratings strengths included very strong capitalization, our holding company's sizeable position in cash and marketable securities and our moderate financial leverage ratio. Fitch noted our reserve adequacy and benefits from our implementation of claims and risk management tools in addition to pricing actions. Fitch said its rating could be unfavorably affected by a combined ratio exceeding 105 percent on a sustained basis, evidence of deteriorating profitability on recent growth or by material and sustained deterioration in capitalization.

On June 18, 2014, Standard & Poor’s Ratings Services affirmed the ratings that it had assigned in July 2010, revising its outlook to positive from stable. S&P said its rating reflected our strong competitive position, favorable geographical footprint and extremely strong capital. With the positive outlook, it acknowledged our general underwriting improvement in recent years and our track record of mitigating potential capital and earnings volatility. S&P noted its rating could come under pressure if our overall operating performance or capital adequacy deteriorated significantly or upon perceived adverse changes to our competitive position.

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

In our 10 highest volume states for consolidated property casualty premiums, 1,091 reporting agency locations wrote 62.8 percent of our 2014 consolidated property casualty earned premium volume compared with 1,067 locations and 63.8 percent in 2013. We continue efforts to geographically diversify our property casualty risks.

Cincinnati Financial Corporation - 2014 10-K - Page 9

Our 10 highest premium volume property casualty lines states are shown in the table below.

(Dollars in millions)	Earned premiums	% of total earned	Agency locations	Average premium per location
Year ended December 31, 2014
Ohio	$715	17.7%	246	$2.9
Illinois	288	7.1	136	2.1
Indiana	261	6.4	111	2.4
Pennsylvania	222	5.5	99	2.2
Georgia	216	5.3	95	2.3
Michigan	204	5.0	138	1.5
North Carolina	201	5.0	95	2.1
Tennessee	155	3.8	60	2.6
Virginia	146	3.6	65	2.2
Alabama	139	3.4	46	3.0

Field Focus
We rely on our force of 1,351 field associates to provide service and be accountable to our agencies for decisions we make at the local level. These associates live in the communities our agents serve, working from offices in their homes and providing 24/7 availability to our agents and policyholders. Headquarters associates support agencies and field associates with underwriting, accounting, technology assistance, training and other services. Company executives and headquarters associates regularly travel to visit agencies, strengthening the personal relationships we have with these organizations. Agents have opportunities for direct, personal conversations with our senior management team, and headquarters associates have opportunities to refresh their knowledge of marketplace conditions and field activities.

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

Cincinnati Financial Corporation - 2014 10-K - Page 10

Agencies access our systems and other electronic services via their agency management systems or CinciLink®, our agency-only website. CinciLink provides Web-based services and content that makes doing business with us easier, such as commercial and personal lines rating and processing systems, policy loss information, educational courses about our products and services, accounting services, and electronic libraries for property and casualty coverage forms, state rating manuals and marketing materials.

Superior Claims Service
Our claims philosophy reflects our belief that we prosper as a company by responding to claims person to person, paying covered claims promptly, preventing false claims from unfairly adding to overall premiums and building financial strength to meet future obligations.

Our 807 locally based field claims associates work from their homes, assigned to specific agencies. They respond personally to policyholders and claimants, typically within 24 hours of receiving an agency’s claim report. We believe we have a competitive advantage because of the person-to-person approach and the resulting high level of service that our field claims representatives provide. We also help our agencies provide prompt service to policyholders by giving most agencies authority to immediately pay most first-party claims under standard market policies up to $2,500. We believe this same local approach to handling claims is a competitive advantage for our agents providing excess and surplus lines coverage in their communities. Handling of these claims includes guidance from headquarters-based excess and surplus lines claims managers.

Our property casualty claims operation uses our claims management system (CMS) to streamline processes and achieve operational efficiencies. CMS allows field and headquarters claims associates to collaborate on reported claims through a virtual claim file. Our field claims representatives use tablet computers to view and enter information into CMS from any location, including a policyholder’s home or an agent’s office, and to print claim checks using portable printers. Agencies also can access selected CMS information such as activity notes on open claims.

Catastrophe response teams are comprised of volunteers from our experienced field claims staff who have the authority they need to do their jobs. In times of widespread loss, our field claims representatives confidently and quickly resolve claims, often writing checks on the same day they inspect the loss. CMS introduced efficiencies that are especially evident during catastrophes. Electronic claim files allow for fast initial contact with policyholders and easy sharing of information and data by rotating storm teams, headquarters staff and local field claims representatives. When hurricanes or other weather events are predicted, we can identify through mapping technologies the expected number of our policyholders that may be impacted by the event and choose to have catastrophe response team members travel to strategic locations near the expected impact area. They are then in position to quickly get to the affected area, set up temporary offices and start calling on policyholders.

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

Insurance Products
We actively market property casualty insurance in 39 states through a select group of independent insurance agencies. For most agencies that represent us, we believe we offer insurance solutions for approximately 75 percent of the typical insurable risks of their clients. Our standard market commercial lines products and our excess and surplus lines are marketed in all 39 states while our standard market personal lines products are marketed in 31. We offer insurance coverage that includes business property and liability, automobile and homeowner as well as umbrella liability.

Cincinnati Financial Corporation - 2014 10-K - Page 11

The following table shows net written premiums by segment and business line at year-end 2014, 2013 and 2012:

(Dollars in millions)	2014	2013	2012	Percent of total 2014
Segment:
Commercial lines insurance	$2,922	$2,760	$2,459	66.5%
Personal lines insurance	1,068	1,005	918	24.3
Excess and surplus lines insurance	153	128	105	3.5
Life insurance	250	241	249	5.7
Total	$4,393	$4,134	$3,731	100.0%

Business line:
Commercial lines insurance
Commercial casualty	$969	$897	$793	22.0%
Commercial property	776	673	573	17.7
Commercial auto	548	507	444	12.5
Workers' compensation	365	374	341	8.3
Other commercial	264	309	308	6.0
Total commercial lines insurance	2,922	2,760	2,459	66.5

Personal lines insurance
Personal auto	489	460	425	11.1
Homeowner	456	428	378	10.4
Other personal	123	117	115	2.8
Total personal lines insurance	1,068	1,005	918	24.3

Excess and surplus lines insurance	153	128	105	3.5

Life insurance
Term life insurance	138	129	124	3.2
Universal life insurance	41	41	45	0.9
Other life insurance, annuity and disability income products	71	71	80	1.6
Subtotal	250	241	249	5.7
Total	$4,393	$4,134	$3,731	100.0%

We discuss our commercial lines, personal lines and excess and surplus lines insurance operations and products in Commercial Lines Insurance Segment, Personal Lines Insurance Segment, and Excess and Surplus Lines Insurance Segment.

Cincinnati Specialty Underwriters began excess and surplus lines insurance operations in January 2008. We structured this operation to exclusively serve the needs of the independent agencies that currently market our standard market insurance policies. When all or a portion of a current or potential client’s insurance program requires excess and surplus lines coverages, those agencies can write the whole account with Cincinnati, gaining benefits not often found in the broader excess and surplus lines market. Agencies have access to Cincinnati Specialty Underwriters' product line through CSU Producer Resources, the wholly owned insurance brokerage subsidiary of Cincinnati Financial Corporation.

We also support the independent agencies affiliated with our property casualty operations in their efforts to sell life insurance. The life insurance, disability and fixed annuity products offered by our life insurance subsidiary round out and protect accounts and improve account persistency. At the same time, our life operation increases diversification of revenue and profitability sources for both the agency and our company.

Cincinnati Financial Corporation - 2014 10-K - Page 12

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

Our goal is to support agents with tools and resources that help communicate the value of a Cincinnati policy to their clients and prospective clients. We’ll build on our 2013 and 2014 marketing efforts with a modest national advertising campaign in 2015. Our intent is to increase the visibility of our company, supporting our agents' efforts as they recommend Cincinnati Insurance policies. We also continue to build our social media presence, focusing on providing content that agents can share on their own sites.

Strategic Initiatives
Management has identified strategies that can position us for long-term success. The board of directors and management expect execution of our strategic plan to create significant value for shareholders over time. We broadly group these strategies into two areas of focus – improving insurance profitability and driving premium growth – correlating with important ways we measure progress toward our long-term financial objectives. A primary profitability long-term target is to produce a GAAP combined ratio over any five-year period that consistently averages within the range of 95 percent to 100 percent. A primary premium growth long-term target, established in late 2011, is to profitably grow to reach $5 billion of property casualty and life insurance annual direct written premiums by the end of 2015.

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

Cincinnati Financial Corporation - 2014 10-K - Page 13

Improve Insurance Profitability
Implementation of the initiatives described below is intended to enhance underwriting expertise and knowledge for our property casualty business, improving our ability to manage our business while also providing greater efficiency. By improving our capabilities to determine individual insurance policy pricing with better alignment to risk attributes, we can increase our effectiveness in managing profit margins. By improving internal processes and further developing performance metrics, we can continue improving efficiency and effectiveness. These initiatives also support the ability of the agencies that represent us to grow profitably by allowing them to more efficiently serve clients and manage expenses. Important initiatives for 2015 to improve insurance profitability include:

•
Enhance underwriting expertise and knowledge – We continue to increase our use of information and develop our skills for better underwriting performance, focusing on areas that will benefit most from additional effort. We also continue to expand our pricing and segmentation capabilities by using predictive analytics, expecting cumulative benefits of these efforts to improve loss ratios over time. Expanded capabilities include streamlining and optimizing data to increase accuracy, timeliness and ease of use. Development and use of additional business data to support more accurate underwriting, more granular pricing and other business decision-making also continues through a multi-year, phased project. Project deliverables include enhancing our data management program in phases, including further developing the data warehouse used in our insurance operations, helping us achieve our strategic objectives.

Initiatives for 2015 include expanding pricing precision by line of business and by state or territory with ongoing enhancement of analytics and predictive modeling tools. These tools better align individual insurance policy pricing to risk attributes, helping us to further segment policies. Our segmentation efforts emphasize identification and retention of policies we believe have relatively stronger pricing, while seeking more aggressive renewal terms and conditions on policies we believe have relatively weaker pricing. We continue to further integrate such tools with policy administration systems to help our underwriting associates better target profitability and discuss pricing impacts with agency personnel.
For commercial autos we insure, pricing precision is an ongoing focus through actions such as improving premium rate classification and using other rating variables in risk selection and pricing, plus further automating collection of key rating variables. For our personal auto line of business, our rate changes for each respective state will continue to apply pricing precision features.
During 2015, we plan to introduce, in select states, predictive modeling for dwelling fire policies. In late 2014, we introduced a by-peril rating plan for homeowners in select states, and plan to expand it to other states in 2015. By-peril rating helps improve pricing precision by separately pricing for the risk of losses from distinct perils, such as wind versus fire.
As part of our ongoing effort to more profitably underwrite property coverages, we'll continue a robust level of inspections of insured property or other loss control activities that provide enhanced underwriting knowledge. We'll also continue to refine our use of deductibles or other policy terms and conditions.

•
Improve internal processes – Improved processes support our strategic goals, helping to deploy improved products and pricing more quickly. They also help reduce internal costs and allow us to focus more resources on agency services. Improved workflow tools should increase our efficiency, providing additional operational reporting metrics and making it easier for agencies to do business with us.

During 2015, we'll continue to ramp up operations for our customer care center for small commercial business policies, also making things easier for agents. Our customer care center was piloted and implemented for a small number of select agencies during 2014, and by expanding that we expect nearly 10 percent of our agencies to be taking advantage of it by the end of 2015. Our services include various policy administration functions routinely provided by agencies, allowing agency personnel to focus more on marketing efforts and on providing additional service to their clients as needed. We'll continue to seek other ways to improve policyholder satisfaction through identification and deployment of user-friendly services.
We measure the overall success of our strategy to improve insurance profitability primarily through our GAAP combined ratio for property casualty results, which we believe can consistently average within the range of 95 percent to 100 percent for any five-year period. We also compare our statutory combined ratio to the industry average to gauge our progress.

We expect these initiatives to contribute to our position as the No. 1 or No. 2 carrier based on premium volume in agencies that have represented us for at least five years. We again hit that mark in nearly 75 percent of such agencies based on 2013 premiums. We are working to increase the percentage of agencies where we achieve that rank.

Cincinnati Financial Corporation - 2014 10-K - Page 14

Drive Premium Growth
Implementation of the operational initiatives below is intended to further penetrate each market we serve through our independent agencies. We expect strategies aimed at specific market opportunities, along with service enhancements, to encourage our agents to grow and to increase our share of their business. Our strategy includes evaluating general business statistics, historical profitability trends and historical catastrophe trends to estimate premium growth from existing agencies and to make careful projections about the number of additional agencies needed to achieve premium targets. Our focus remains on the key components of agent satisfaction based on factors that agents tell us are most important. Significant 2015 initiatives to drive premium growth include:

•
Expansion of our marketing and service capabilities – We continue to enhance our generalist approach to allow our appointed agencies to better compete in the marketplace by providing services an agent’s clients want and need. During 2015, we will continue to develop and coordinate targeted marketing, including cross-selling opportunities. That includes working to further develop and market programs through our Target Markets department, which offered 17 programs at the end of 2014. We continue to migrate these programs to our enhanced policy administration platform and will make improvements to our programs during this migration. An early 2015 initiative aims to provide a platform for our agents to target group business such as professional and trade associations and franchises. We are also working with risk purchasing groups to provide liability coverages for homogeneous classes of business.

As part of our long-term plans, we expect to significantly expand marketing and enhance our products and services to independent agents serving high net worth personal lines clients. We expect that expansion will include, over the next five years, these states that were not part of our personal lines marketing area at the end of 2014: California, Massachusetts, New Jersey and Texas. Our Executive Classic™ homeowner product offers flexibility and broad coverages. We can also include coverages for automobiles, personal umbrella liability, watercraft and valuable articles sought by these clients. At year-end 2014, our appointed agencies produced for us more than $100 million in annual premiums from high net worth policyholders and we plan to continue to enhance our product line to remain competitive. In the second half of 2015, we plan to offer through agents in the state of New York a new suite of insurance products serving the unique needs of high net worth personal lines clients. Executive Capstone™ will offer higher coverage limits and new options for home, automobile, personal umbrella, watercraft and valuable article products. These improvements will be rolled out to all states over the next several years. While we don't expect expanded high net worth products and services to significantly contribute to growth for our personal lines insurance segment until 2016 and subsequent years, further development of our products and services should position us to be the carrier of choice for this portion of our agent’s accounts.
We will also continue to add field marketing representatives where needed for additional agency support in targeted areas, including some specializing in personal lines or excess and surplus lines. Associates in our life insurance segment plan to increase opportunities for agencies to cross-sell to their clients by providing updated products and services that aim to meet their life insurance needs.

•
New agency appointments – We continue to appoint new agencies to develop additional points of distribution, focusing on areas where our property casualty insurance market share is less than 1 percent while also considering economic and catastrophe risk factors. In 2015, we are planning approximately 100 appointments of independent agencies that write in aggregate $1 billion or more in property casualty business annually with various insurance carriers. We generally appoint those agencies in order to have them represent us to sell life insurance, as well as our property casualty insurance, to their clients. We plan to appoint approximately 50 additional independent life agencies to offer only our life insurance products and service. Our excess and surplus lines marketing will focus on selected areas and work to increase penetration with recently appointed agencies.

We seek to build a close, long-term relationship with each agency we appoint. The contribution of new agencies to our property casualty premium growth should occur over several years, as time is required to fully realize the benefits of our agency relationships. We generally earn a 10 percent share of an agency’s business within 10 years of its appointment. We also help our agents grow their business by attracting more clients in their communities through unique Cincinnati-style service. We carefully evaluate the marketing reach of each new appointment to ensure the territory can support both current and new agencies. In counting new agency appointments, we include appointment of new agency relationships with property casualty insurance group subsidiaries of The Cincinnati Insurance Company. For those that we believe will produce a meaningful amount of new business premiums, we also count appointments of agencies that merge with an existing Cincinnati agency and new branch offices opened by current Cincinnati agencies. We made 99, 96 and 140 new appointments in 2014, 2013 and 2012, respectively, with 63, 59 and 109 representing new relationships.

Cincinnati Financial Corporation - 2014 10-K - Page 15

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

•	Commercial lines insurance

•	Personal lines insurance

•	Excess and surplus lines insurance

•	Life insurance

•	Investments

We evaluate results for our consolidated property casualty operations, which is the total of our commercial lines, personal lines and excess and surplus lines insurance results.

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

Commercial Lines Insurance Segment
In 2014, the commercial lines insurance segment contributed net earned premiums of $2.856 billion, representing 57.8 percent of consolidated total revenues. This segment reported profit before income taxes of $146 million. Commercial lines net earned premiums rose 8 percent in 2014 and 11 percent in 2013.

Approximately 95 percent of our commercial lines premiums are written to provide accounts with coverages from more than one of our business lines. As a result, we believe that our commercial lines business is best measured and evaluated on a segment basis. However, we provide line of business data to summarize growth and profitability trends separately for our business lines. The five commercial business lines are:

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

Cincinnati Financial Corporation - 2014 10-K - Page 16

North Dakota, Ohio, Washington and Wyoming, where coverage is provided solely by the state instead of by private insurers.

•	Other commercial lines – This includes the variety of other types of insurance products we offer to businesses. The main coverages offered are summarized below.

◦	Management liability and surety (formerly surety and executive risk) – This includes the following:
Director and officer (D&O) liability insurance, which covers liability for actual or alleged errors in judgment, breaches of duty or other wrongful acts related to activities of for-profit or nonprofit organizations. Our director and officer liability policy can optionally include EPLI coverage, trustee and fiduciary coverage and Internet liability services coverage. We market primarily to nonprofit organizations and they represent approximately half of the premium volume in force for our 2014 director and officer liability business. The for-profit portion includes approximately 250 bank or savings and loan financial institutions, with only 11 having assets of $1 million or more.
Contract and commercial surety bonds, which guarantee a payment or reimbursement for financial losses resulting from dishonesty, failure to perform and other acts.
Fidelity bonds, which cover losses that policyholders incur as a result of fraudulent acts by specified individuals or dishonest acts by employees.

◦
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

◦
Machinery and equipment – Specialized coverage provides protection for loss or damage to boilers and machinery, including production and computer equipment and business interruption, due to sudden and accidental mechanical breakdown, steam explosion or artificially generated electrical current.

Our emphasis is on products that agents can market to small to midsized businesses in their communities. Of our 1,884 reporting agency locations, 20 market only our management liability and surety products and 33 market only our personal lines products. The remaining 1,831 locations, located in all states in which we actively market, offer some or all of our standard market commercial insurance products.

In 2014, our 10 highest volume commercial lines states generated 60.1 percent of our earned premiums compared with 61.1 percent in 2013 and 62.3 percent in 2012 as we continued efforts to geographically diversify our property casualty risks. Earned premiums in the 10 highest volume states increased 7 percent in 2014 and increased 11 percent in the remaining 29 states. The aggregate number of reporting agency locations in our 10 highest volume states increased to 1,086 in 2014 from 1,064 in 2013.

Our 10 highest premium volume commercial lines states are shown in the table below.

(Dollars in millions)	Earned premiums	% of total earned	Agency locations	Average premium per location
Year ended December 31, 2014
Ohio	$413	14.5%	243	$1.7
Illinois	209	7.3	136	1.5
Pennsylvania	191	6.7	99	1.9
Indiana	172	6.0	109	1.6
North Carolina	141	4.9	93	1.5
Michigan	133	4.7	134	1.0
Georgia	122	4.3	89	1.4
Virginia	118	4.1	64	1.8
Tennessee	111	3.9	59	1.9
Wisconsin	105	3.7	60	1.8

Cincinnati Financial Corporation - 2014 10-K - Page 17

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

Our emphasis on small to midsized businesses is reflected in the mix of our commercial lines premium volume by policy size. Approximately 80 percent of our commercial in-force policies have annual premiums of $10,000 or less, accounting in total for approximately one-quarter of our 2014 commercial lines premium volume. The remainder of policies have annual premiums greater than $10,000, including in-force policies with annual premiums greater than $100,000 that account for approximately 17 percent of our 2014 commercial lines premium volume.

Our commercial lines packages typically are offered on a three-year policy term for most insurance coverages – a key competitive advantage. In our experience, multi-year packages appeal to the quality-conscious insurance buyers who we believe are typical clients of our independent agents. Customized insurance programs on a three-year term complement the long-term relationships these policyholders typically have with their agents and with the company. By reducing annual administrative efforts, multi-year policies lower expenses for our company and for our agents. The commitment we make to policyholders encourages long-term relationships and reduces their need to annually re-evaluate their insurance carrier or agency. We believe that the advantages of three-year policies in terms of improved policyholder convenience, increased account retention and reduced administrative costs outweigh the potential disadvantage of these policies, even in periods of rising rates.

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

The general liability exposure basis may be audited annually. Commercial auto, workers’ compensation, professional liability and most umbrella liability coverages within multi-year packages are rated at each of the policy's annual anniversaries for the next one-year period. The annual pricing could incorporate rate changes approved by state insurance regulatory authorities between the date the policy was written and its annual anniversary date, as well as changes in risk exposures and premium credits or debits relating to loss experience and other underwriting judgment factors. We estimate that approximately 75 percent of 2014 commercial premiums were subject to annual rating or were written on a one-year policy term.

We believe our commercial lines insurance segment premiums reflect a higher concentration, relative to industry commercial lines premiums, in contractor-related businesses. Since economic activity related to construction, which can heavily influence insured exposures of contractors, may experience cycles that vary significantly with the economy as a whole, our commercial lines premium trends could vary from commercial lines premium trends for the property casualty insurance industry. In 2014, we estimated that policyholders with a contractor-related Insurance Services Office (ISO) general liability code accounted for approximately 36 percent of our general liability premiums, which are included in the commercial casualty line of business, and that policyholders with a contractor-related National Council on Compensation Insurance Inc. (NCCI) workers’ compensation code accounted for approximately 50 percent of our workers’ compensation premiums.

Understanding evolving market conditions is a critical function for our success, accomplished in both an informal commentary and a formal manner. Informally, our field marketing representatives, underwriters and Target Markets department associates routinely receive market intelligence from a variety of channels, including from the agencies

Cincinnati Financial Corporation - 2014 10-K - Page 18

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

We support our commercial lines operations with a variety of technology tools. At the end of 2014, e-CLAS CPP for commercial package and auto coverages was available to all of our appointed agencies in 36 states, and in 14 states for workers' compensation that represent approximately 75 percent of our workers' compensation premium volume. It is being developed for additional coverages and remaining states that will be deployed over time. In addition to increasing efficiency for our associates, the system allows our agencies options to quote and produce commercial package policies in paper or electronic format from their offices and to bill policies through their agencies or through us. These features increase their ease of doing business with us. The e-CLAS platform also makes use of our real-time agency interface, CinciBridge®, which allows the automated movement of key underwriting data from an agency’s management system to e-CLAS. This reduces agents’ data entry tasks and allows seamless quoting, rating and issuance capability.

Personal Lines Insurance Segment
The personal lines insurance segment contributed net earned premiums of $1.041 billion to consolidated total revenues, or 21.1 percent of the total, and reported profit before income taxes of $10 million in 2014. Personal lines net earned premiums rose 8 percent in 2014 and 11 percent in 2013.

We prefer to write personal lines coverage in accounts that include both auto and homeowner coverages as well as coverages that are part of our other personal business line. At the end of 2014, for example, 81 percent of our homeowner policies were accompanied by a personal auto policy in the same account. As a result of our account-based approach, we believe that our personal lines business is best measured and evaluated on a segment basis. However, we provide line of business data to summarize growth and profitability trends separately for three business lines:

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

At year-end, we marketed personal lines insurance products through 1,391 or approximately 75 percent of our 1,884 reporting agency locations. The 1,391 personal lines agency locations are in 31 of the 39 states in which we offer standard market commercial lines insurance. Those agencies produced over 1.1 million personal lines policies in force for The Cincinnati Insurance companies, representing approximately 450,000 policyholders. We continue to evaluate opportunities to expand our marketing of personal lines to other states. Primary factors considered in the evaluation of a potential new state include market opportunity or potential, weather-related catastrophe history and the legal climate.

As discussed in Strategic Initiatives, we are also expanding the marketing of our personal lines insurance segment through independent agencies to profitably grow our premiums for products and services to their high net worth personal lines clients. At year-end 2014, our appointed agencies produced for us more than $100 million in annual premiums of policyholders with insured home values of $1 million or more. We estimate those policyholders represent approximately 3 percent of our total personal lines policyholders. Our plans to further develop products and services for high net worth policyholders are discussed in Strategic Initiatives.

Cincinnati Financial Corporation - 2014 10-K - Page 19

In 2014, our 10 highest volume personal lines states generated 79.1 percent of our earned premiums compared with 79.6 percent in 2013 and 80.6 percent in 2012. Earned premiums in the four highest volume states increased 4 percent in 2014 while increasing 13 percent in the remaining states, reflecting progress toward our long-term objective of geographic diversification through new states for our personal lines operation. The aggregate number of reporting agency locations in our 10 highest volume states at 875 in 2014 essentially matched the 874 in 2013.

Our 10 highest premium volume personal lines states are shown in the table below.

(Dollars in millions)	Earned premiums	% of total earned	Agency locations	Average premium per location
Year ended December 31, 2014
Ohio	$288	27.6%	219	$1.3
Georgia	84	8.1	84	1.0
Indiana	77	7.4	90	0.9
Illinois	69	6.6	97	0.7
Michigan	65	6.2	114	0.6
Alabama	56	5.4	44	1.3
North Carolina	55	5.3	82	0.7
Kentucky	52	5.0	38	1.4
Tennessee	41	3.9	53	0.8
Minnesota	37	3.6	54	0.7

New and renewal personal lines business reflects our risk-specific underwriting philosophy. Each agency selects personal lines business primarily from within the geographic territory that it serves, based in part on agency staff’s knowledge of the risks in those communities or familiarity with the policyholder. Personal lines activities are supported by headquarters associates assigned to individual agencies. At year-end 2014, we had nine full-time personal lines field marketing representatives who have underwriting authority and visit agencies on a regular basis. They focus primarily on key states targeted for growth, reinforcing the advantages of our personal lines products and offering training in the use of our processing system.

All of our personal lines policies are written for a one-year term. Competitive advantages of our personal lines operation include broad coverage forms, flexible underwriting, superior claims service and endorsements allowing customization of coverage for both personal auto and homeowner policies. Our personal lines products are processed through Diamond, our Web-based, real-time personal lines policy processing system that supports streamlined processing. Diamond incorporates features frequently requested by our agencies such as prefilling of selected data for improved efficiency, easy-to-use navigation, local and headquarters policy printing options, data transfer to and from popular agency management systems and real-time integration with third-party data such as insurance scores, motor vehicle reports and address verification.

Cincinnati Financial Corporation - 2014 10-K - Page 20

Excess and Surplus Lines Insurance Segment
The excess and surplus lines segment contributed net earned premiums of $148 million to consolidated total revenues, or 3.0 percent of the total, and reported profit before income taxes of $30 million in 2014, its seventh year of operation. Excess and surplus lines net earned premium increased 28 percent in 2014 and 25 percent in 2013.

Our excess and surplus lines policies typically cover business risks with unique characteristics, such as the nature of the business or its claim history, that are difficult to profitably insure in the standard commercial lines market. Excess and surplus lines insurers have more flexibility in coverage terms and rates compared with standard lines companies, generally resulting in policies with higher rates and terms and conditions customized for specific risks, including restricted coverage where appropriate. We target small to midsized risks, seeking to avoid those we consider exotic in nature. Our average excess and surplus lines policy size is approximately $6,000 in annual premiums, and policyholders in many cases also have standard market insurance with one of our other subsidiaries. All of our excess and surplus lines policies are written for a maximum term of one year. Approximately 87 percent of our 2014 premium volume for the excess and surplus lines insurance segment provided commercial casualty coverages and about 13 percent provided commercial property coverages. Those coverages are described below.

•
Commercial casualty – Covers businesses for third-party liability from accidents occurring on their premises or arising out of their operations, including products and completed operations. The majority of these policies have coverage limits of $1 million or less. Miscellaneous errors and omissions and professional coverage for liability from actual or alleged errors in judgment, breaches of duty or other wrongful acts related to activities of insured businesses is also available, as is excess liability coverage that adds another layer of protection to the insured’s other liability insurance policies. Typical businesses covered include contractors, manufacturers, real estate owners and managers, retail, consultants, and bars or taverns. Policies covering liability at special events are also available.

•
Commercial property – Insures buildings, inventory, equipment and business income from loss or damage due to causes such as fire, wind, hail, water, theft and vandalism. Examples of property we commonly insure with excess and surplus lines policies include temporarily vacant buildings, habitational, restaurants and relatively higher-hazard manufacturing classes.

At the end of 2014, we marketed excess and surplus lines insurance products in each of the 39 states in which we offer standard market commercial lines insurance. Offering excess and surplus lines helps agencies representing The Cincinnati Insurance Companies meet the insurance needs of their clients when coverage is unavailable in the standard market. By providing outstanding service, we can help agencies grow and prosper while also profitably growing our property casualty business.

In 2014, our 10 highest volume excess and surplus lines states generated 60.5 percent of our earned premiums compared with 61.9 percent in 2013 and 62.2 percent in 2012.

Our 10 highest premium volume excess and surplus lines states are shown in the table below.

(Dollars in millions)	Earned premiums	% of total earned
Year ended December 31, 2014
Ohio	$14	9.5%
Texas	13	8.7
Indiana	11	7.5
Illinois	10	6.8
Georgia	10	6.6
Alabama	8	5.2
Missouri	7	4.6
Michigan	6	4.1
North Carolina	6	4.0
Pennsylvania	5	3.5

Cincinnati Financial Corporation - 2014 10-K - Page 21

Agencies representing The Cincinnati Insurance Companies produce approximately $3 billion in annual premiums for all carriers writing excess and surplus lines policies for their clients. We estimate that approximately half of that premium volume matches the targeted business types and coverages we offer through our excess and surplus lines insurance segment. We structured the operations of this segment to meet the needs of these agencies and to market exclusively through them.

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

We seek to earn a share of each agency’s best excess and surplus lines accounts by offering several unique benefits. Agency producers have direct access through CSU Producer Resources to a group of our underwriters who focus exclusively on excess and surplus lines business. Those underwriters can tap into broader Cincinnati services to provide policyholders additional value and help agents build the relationship through experienced and responsive loss control services and claims handling. CSU Producer Resources gives extra support to our independent agency producers by remitting surplus lines taxes and stamping fees and retaining admitted market diligent search affidavits, where required. Agencies marketing through CSU Producer Resources instead of a competing brokerage generally receive a higher commission because use of our internal brokerage subsidiary eliminates some of the intermediary costs. This business is factored in their profit-sharing agreement with The Cincinnati Insurance Companies.

We use a Web-based excess and surplus lines policy administration system to quote, bind, issue and deliver policies electronically to agents. This system provides integration to existing document management and data management systems, allowing for expedited processing of policies and billing. It provides a specimen policy detailing coverages when a policy is quoted and delivers electronic copies of policies to independent agency producers within minutes of underwriting approval and policy issue. In 2014, more than 95 percent of policies were issued within 24 hours of a request to bind a policy.

Life Insurance Segment
The life insurance segment contributed $198 million of net earned premiums, representing 4.0 percent of consolidated total revenues, and negative $5 million of income before income taxes in 2014. Life insurance net earned premiums grew 5 percent in 2014 and 6 percent in 2013.

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

Life Insurance Business Lines
Four lines of business – term life insurance, universal life insurance, worksite products and whole life insurance – account for 95.3 percent of the life insurance segment’s revenues:

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

•
Universal life insurance – Long-duration life insurance policies. Contract premiums are neither fixed nor guaranteed; however, the contract does specify a minimum interest crediting rate and a maximum cost of insurance charge and expense charge. Premiums may be varied by the contract owner. The cash values, available as a loan collateralized by the cash surrender value, are not guaranteed and depend on the amount and timing of actual premium payments and the amount of actual contract assessments. The policies are fully underwritten.

Cincinnati Financial Corporation - 2014 10-K - Page 22

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

Life Insurance Distribution
Our life insurance subsidiary is licensed in 49 states and the District of Columbia. At year-end 2014, almost 88 percent of our 1,844 property casualty agency reporting locations offered Cincinnati Life products to their clients. We also develop life business from approximately 620 other independent life insurance agencies. We are careful to solicit business from these other agencies in a manner that does not conflict with or compete with the marketing and sales efforts of our property casualty agencies.

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

Cincinnati Financial Corporation - 2014 10-K - Page 23

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

•	Term life insurance is our largest life insurance product line. We continue to introduce new term products with features our agents indicate are important, such as a return of premium benefit.

•	We also offer products addressing the needs of businesses with key person and buy-sell coverages. We offer quality, personal life insurance coverage to personal and commercial clients of our agencies.

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

In 2014, our five highest volume states for life insurance premiums, based on information contained in statements filed with state insurance departments, are reflected in the table below.

(Dollars in millions)	Premiums	% of total earned
Year ended December 31, 2014
Ohio	$48	18.6%
Pennsylvania	19	7.2
Indiana	17	6.5
Illinois	16	6.4
Georgia	13	5.1

Cincinnati Financial Corporation - 2014 10-K - Page 24

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

The fair value of our investment portfolio was $14.318 billion and $13.496 billion at year-end 2014 and 2013, respectively, as shown in the table below. The overall portfolio remained in an unrealized gain position as equity markets experienced solid returns in 2014, and the gain position for our fixed-maturity investments rose modestly due to a general decline in interest rates.

(Dollars in millions)	At December 31, 2014				At December 31, 2013
	Cost or amortized cost	Percent of total		Percent of total	Cost or amortized cost	Percent of total		Percent of total
			Fair value				Fair value
Taxable fixed maturities	$5,882	50.7%	$6,330	44.2%	$5,814	52.1%	$6,211	46.0%
Tax-exempt fixed maturities	2,989	25.8	3,130	21.9%	2,824	25.3	2,910	21.6
Common equity securities	2,583	22.3	4,679	32.7%	2,396	21.5	4,213	31.2
Nonredeemable preferred equity securities	145	1.2	179	1.2%	127	1.1	162	1.2
Total	$11,599	100.0%	$14,318	100.0%	$11,161	100.0%	$13,496	100.0%

The cash we generate from insurance operations historically has been invested in two broad categories of investments:

•
Fixed-maturity investments – Includes taxable and tax-exempt bonds and redeemable preferred stocks. During 2014, purchases and market value gains offset sales and calls. During 2013, purchases were largely offset by redemptions and fair value declines.

•	Equity investments – Includes common and nonredeemable preferred stocks. During both 2014 and 2013, purchases and fair value gains offset sales by relatively large amounts.

When allocating cash to various asset classes, we consider market-based factors such as risk adjusted after-tax yields as well as internal measures based in part on insurance department regulations and rating agency guidance. During 2014, approximately one-fifth of net purchases were equity securities. We monitor a variety of metrics, including after-tax yields, the ratio of investments in common stocks to statutory capital and surplus for the property casualty insurance operations, and the parent company’s ratio of investment assets to total assets.

At year-end 2014, less than 1 percent of the value of our investment portfolio was made up of securities that are classified as Level 3 assets and that require management’s judgment to develop pricing or valuation techniques. We generally obtain at least two outside valuations for these assets and generally use the more conservative estimate. These investments include private placements, small issues and various thinly traded securities. See Item 7, Critical Accounting Estimates, Fair Value Measurements, and Item 8, Note 3 of the Consolidated Financial Statements, for additional discussion of our valuation techniques.

In addition to securities held in our investment portfolio, at year-end 2014, other invested assets included $31 million of life policy loans and $37 million of private equity investments.

Our investment portfolio is further described below. Additional information about the composition of investments is included in Item 8, Note 2 of the Consolidated Financial Statements. A detailed listing of our portfolio is updated on our website, cinfin.com/investors, each quarter when we report our quarterly financial results.

Cincinnati Financial Corporation - 2014 10-K - Page 25

Fixed-Maturity Securities Investments
By maintaining a well-diversified fixed-maturity portfolio, we attempt to manage overall interest rate, reinvestment, credit and liquidity risk. We pursue a buy-and-hold strategy and do not attempt to make large-scale changes to the portfolio in anticipation of rate movements. By investing new money on a regular basis and analyzing risk-adjusted after-tax yields, we work to achieve a laddering effect to our portfolio that may mitigate some of the effects of adverse interest rate movements.

Fixed-Maturity Portfolio Ratings
At year-end 2014, this portfolio’s fair value was 106.6 percent of amortized cost, up from 105.6 percent a year ago as a result of a general decline in interest rates.

The portfolio's fair value rose in 2014 as an interest-rate driven increase in bond prices added to net purchases that were most heavily concentrated in municipal bonds and commercial mortgage backed securities. Our nonrated securities include smaller municipal issues and private placement corporate securities. Many of these, although not rated by Moody’s or Standard & Poor’s, are rated by the NAIC’s Securities’ Valuation Office. Also included in this category are smaller public corporate securities, many of which carry a rating by an agency other than Moody’s or S&P, such as Fitch or Kroll. Credit ratings at year-end 2014 and 2013 for the fixed-maturity portfolio were:

(Dollars in millions)	At December 31, 2014		At December 31, 2013
	Fair value	Percent of total	Fair value	Percent of total
Combined ratings from Moody's and Standard & Poor's:
Aaa, Aa, A, AAA, AA, A	$5,686	60.1%	$5,468	59.9%
Baa, BBB	3,198	33.8	3,197	35.1
Ba, BB	305	3.2	231	2.5
B, B	15	0.2	16	0.2
Caa, CCC	3	0.0	4	0.0
Nonrated	253	2.7	205	2.3
Total	$9,460	100.0%	$9,121	100.0%

Other selected attributes of the fixed-maturity portfolio are shown in the table below. Additional maturity periods and other information for our fixed-maturity portfolio are shown in Item 8, Note 2 of the Consolidated Financial Statements.

	At December 31,
	2014		2013
Weighted average yield-to-amortized cost	4.76%		4.86%
Weighted average maturity	6.4	yrs	6.2	yrs
Effective duration	4.4	yrs	4.5	yrs

Cincinnati Financial Corporation - 2014 10-K - Page 26

Taxable Fixed Maturities
The fair values of our taxable fixed-maturity securities portfolio at the end of the last two years were:

(Dollars in millions)	At December 31,
	2014	2013
Investment-grade corporate	$5,208	$5,293
States, municipalities and political subdivisions	313	301
Below investment-grade corporate	318	240
Commercial mortgage backed	259	143
Government sponsored enterprises	208	200
Foreign government	10	10
Convertibles and bonds with warrants attached	7	17
United States government	7	7
Total	$6,330	$6,211

While our strategy typically is to buy and hold fixed-maturity investments to maturity, we monitor credit profiles and fair value movements when determining holding periods for individual securities. With the exception of U.S. agency issues, no individual issuer's securities accounted for more than 1.0 percent of the taxable fixed-maturity portfolio at year-end 2014. Investment grade corporate bonds had an average rating of Baa1 by Moody’s or BBB+ by Standard & Poor’s and represented 82.3 percent of the taxable fixed-maturity portfolio’s fair value at year end 2014, compared with 85.2 percent in 2013.

The investment-grade corporate bond portfolio is most heavily concentrated in the financial-related sectors, including banking, financial services and insurance. The financial sectors represented 36.9 percent of fair value of this portfolio at year-end 2014, compared with 32.8 percent, at year-end 2013. Although the financial-related sectors make up our largest group of investment-grade corporate bonds, we believe our concentration is below the average for the corporate bond market as a whole. The real estate sector, including commercial mortgage back securities, accounted for 13.5 percent. No other sector exceeded 10 percent of our investment-grade corporate bond portfolio at year-end 2014.

Most of the $313 million of securities issued by states, municipalities and political subdivisions included in our taxable fixed-maturity portfolio at the end of 2014 were Build America Bonds.

Cincinnati Financial Corporation - 2014 10-K - Page 27

Tax-Exempt Fixed Maturities
Our tax-exempt fixed-maturity securities portfolio’s fair value was $3.130 billion at December 31, 2014. The portfolio is well diversified among more than 1,500 municipal bond issues. No single municipal issuer accounted for more than 0.8 percent of the tax-exempt fixed-maturity portfolio at year-end 2014. Our largest municipal bond holdings were in these states:

(Dollars in millions)	Local issued general	Special revenue	State issued general	Fair value	Percent of
At December 31, 2014	obligation bonds	bonds	obligation bonds	total	total
Texas	$368	$71	$—	$439	14.0%
Indiana	2	244	—	246	7.9
Ohio	120	78	9	207	6.6
Michigan	194	8	—	202	6.5
Washington	127	30	7	164	5.2
Illinois	146	18	—	164	5.2
Arizona	78	47	—	125	4.0
Wisconsin	87	30	2	119	3.8
Pennsylvania	83	15	10	108	3.5
Florida	26	74	—	100	3.2
New York	59	36	4	99	3.2
New Jersey	55	15	2	72	2.3
Kansas	51	21	—	72	2.3
Colorado	44	25	—	69	2.2
California	40	19	3	62	2.0
All other states	493	337	52	882	28.1
Total	$1,973	$1,068	$89	$3,130	100.0%

At December 31, 2013
Texas	$385	$66	$—	$451	15.5%
Michigan	238	9	—	247	8.5
Indiana	8	232	—	240	8.2
Ohio	119	87	6	212	7.3
Illinois	184	19	—	203	7.0
Washington	150	32	5	187	6.4
Wisconsin	108	32	2	142	4.9
Pennsylvania	93	9	9	111	3.8
Arizona	55	31	—	86	3.0
Florida	24	62	—	86	3.0
New York	48	31	4	83	2.9
Colorado	45	17	—	62	2.1
New Jersey	44	17	—	61	2.1
Minnesota	42	7	2	51	1.8
Utah	31	19	—	50	1.7
All other states	338	270	30	638	21.8
Total	$1,912	$940	$58	$2,910	100.0%

At year-end 2014, our tax-exempt fixed-maturity portfolio had an average rating of Aa2/AA. Over 43 percent or $1.368 billion of the portfolio is insured, and approximately 98 percent of the portfolio has an underlying rating of at least A3 or A- by Moody’s or Standard & Poor’s at year end. We strongly prefer general obligation or essential services bonds, which we believe provide a superior risk profile. The top three revenue resources of the $1.068 billion in special revenue bonds owned at year-end 2014 were 33 percent from leasing, 25 percent from water and sewer and 8 percent from higher education.

Cincinnati Financial Corporation - 2014 10-K - Page 28

Equity Securities Investments
After covering both our intermediate and long-range insurance obligations with fixed-maturity investments, we historically have used available cash flow to invest in equity securities. Investment in equity securities has played an important role in achieving our portfolio objectives and has contributed to portfolio appreciation. We remain committed to our long-term equity focus, which we believe is key to our company’s long-term growth and stability.

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

At year-end 2014 and 2013, no holding had a fair value greater than 3.3 percent of our publicly traded common stock portfolio. Apple Inc. (Nasdaq:AAPL) was our largest single common stock investment at year end 2014, comprising 3.3 percent of the publicly traded common stock portfolio and 1.1 percent of the entire investment portfolio.

At year-end 2014, 35.0 percent of our common stock holdings (measured by fair value) were held at the parent- company level. The distribution of the portfolio among industry sectors is shown in the table below.

Common Stock Portfolio Industry Sector Distribution

	Percent of publicly traded common stock portfolio
	At December 31, 2014		At December 31, 2013
	Cincinnati Financial	S&P 500 Industry Weightings	Cincinnati Financial	S&P 500 Industry Weightings
Sector:
Information technology	17.3%	19.8%	18.7%	18.6%
Industrials	14.3	10.3	14.0	10.9
Financial	13.8	16.3	12.0	16.2
Healthcare	11.9	14.7	11.5	13.0
Energy	10.5	8.0	10.5	10.3
Consumer staples	10.5	10.0	10.5	9.8
Consumer discretionary	10.2	12.1	9.8	12.5
Materials	5.5	3.2	5.7	3.5
Utilities	3.7	3.3	4.2	2.9
Telecomm services	2.3	2.3	3.1	2.3
Total	100.0%	100.0%	100.0%	100.0%

Nonredeemable Preferred Stocks
We evaluate nonredeemable preferred stocks in a manner similar to our evaluation of fixed-maturity investments, seeking attractive relative yields. We generally focus on investment-grade nonredeemable preferred stocks issued by companies with strong histories of paying common dividends, providing us with another layer of protection. When possible, we seek out nonredeemable preferred stocks that offer a dividend received deduction for income tax purposes. We purchased $20 million and sold $2 million in this portfolio in 2014. During 2013, we purchased $48 million and sold $23 million.

Other
We report as Other the noninvestment operations of the parent company and its noninsurer subsidiary CFC Investment Company. This subsidiary offers commercial leasing and financing services to our agencies, their clients and other customers. At year-end 2014, CFC Investment Company had 2,141 accounts and $75 million in receivables, compared with 2,516 accounts and $85 million in receivables at year-end 2013.

Cincinnati Financial Corporation - 2014 10-K - Page 29

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

The insurance company subsidiaries must give 30 days’ notice to and obtain prior approval from the state insurance commissioner before the payment of an extraordinary dividend as defined by the state’s insurance code. You can find information about the dividends paid by our insurance subsidiary in 2014 in Item 8, Note 9 of the Consolidated Financial Statements.

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

•
Insurance Guaranty Associations – Each state has insurance guaranty association laws under which the associations may assess life and property casualty insurers doing business in the state for certain obligations of insolvent insurance companies to policyholders and claimants. Typically, states assess each member insurer in an amount related to the insurer’s proportionate share of business written by all member insurers in the state. Our insurance companies received a savings of less than $1 million from guaranty association refunds in both 2014 and 2013. We cannot predict the amount and timing of any future assessments or refunds on our insurance subsidiaries under these laws.

•
Shared Market and Joint Underwriting Plans – State insurance regulation requires insurers to participate in assigned risk plans, reinsurance facilities and joint underwriting associations, which are mechanisms that

Cincinnati Financial Corporation - 2014 10-K - Page 30

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

•
Investment Regulation – Insurance company investments must comply with laws and regulations pertaining to the type, quality and concentration of investments. Such laws and regulations permit investments in federal, state and municipal obligations, corporate bonds, preferred and common equity securities, mortgage loans, real estate and certain other investments, subject to specified limits and other qualifications. At December 31, 2014, the company believes it was in compliance with these laws and regulations in all material respects.

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

Enterprise Risk Management
We manage enterprise risk through formal risk management programs overseen by our chief risk officer, an executive officer of the company. Our ERM framework includes an enterprise risk management committee, which is responsible for overseeing risk activities and is comprised of senior executive-level risk owners from across the enterprise. The risk committee's activities are supported by a team of representatives from business areas that focus on identifying, evaluating and developing risk plans for emerging risks. A comprehensive report is provided quarterly to our chairman, our president and chief executive officer, our board of directors and our senior executive team, as appropriate, on the status of risk metrics relative to identified tolerances and limits, risk assessments and risk plans. Our use of operational audits, strategic plans and departmental business plans, as well as our culture of

Cincinnati Financial Corporation - 2014 10-K - Page 31

open communications and our fundamental respect for our Code of Conduct, continue to help us manage risks on an ongoing basis.

Our risk management programs include a formalized risk appetite element and a risk identification and quantification process. The overall enterprise objective is to appropriately balance risk and reward to achieve an appropriate return on risk capital. The company’s key risks are discussed in Item 1A, Risk Factors, including risks related to natural catastrophes, investments and operations.

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

Cincinnati Financial Corporation - 2014 10-K - Page 32

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

If any risks or uncertainties discussed here develop into actual events, they could have a material adverse effect on our business, financial condition or results of operations. In that case, the market price of our common stock could decline materially. The failure of our risk management strategies could have a material adverse impact on our financial condition and/or results of operations.

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

Certain events or conditions could diminish our agents’ desire to produce business for us and the competitive advantage that our independent agencies enjoy, including:

•
Downgrade of the financial strength ratings of our insurance subsidiaries. We believe our strong insurer financial strength ratings, in particular, the A+ (Superior) ratings from A.M. Best for our standard market property casualty insurance group and each subsidiary in that group, are an important competitive advantage. See Item 1, Our Business and Our Strategy, Financial Strength, for additional discussion of our financial strength ratings.

•
Concerns that doing business with us is difficult or not profitable, perceptions that our level of service is no longer a distinguishing characteristic in the marketplace, perceptions that our products do not meet the needs of our agents’ clients or perceptions that our business practices are not compatible with agents’ business models.

•	Mergers and acquisitions could result in a concentration of a significant amount of premium in one agency.

•	Delays in the development, implementation, performance and benefits of technology systems and enhancements or independent agent perceptions that our technology solutions do not match their needs.

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

Further, policyholders may choose a competitor’s product rather than our own because of real or perceived differences in price, terms and conditions, coverage or service. If the quality of the independent agencies with which we do business were to decline, that also might cause policyholders to purchase their insurance through different agencies or channels. Consumers, especially in the personal insurance industry segment, may increasingly choose to purchase insurance from distribution channels other than independent insurance agents, such as direct marketers. Increased advertising by insurers, especially direct marketers, could cause consumers to shift their buying habits, bypassing independent agents altogether.

Our credit ratings or financial strength ratings of our insurance subsidiaries could be downgraded.
A downgrade in one or more of our company’s credit or debt ratings could adversely impact our borrowing costs or limit our access to capital. Financial strength ratings reflect a rating agency’s opinion of our insurance subsidiaries’

Cincinnati Financial Corporation - 2014 10-K - Page 33

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
In the normal course of our business, we provide coverage against perils for which estimates of losses are highly uncertain, in particular catastrophic and terrorism events. Catastrophes can be caused by a number of events, including hurricanes, tornadoes, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires. Due to the nature of these events, we are unable to predict precisely the frequency or potential cost of catastrophe occurrences. Various scientists and other experts believe that changing climate conditions have added to the unpredictability, frequency and severity of such natural disasters in certain parts of the world and have created additional uncertainty as to future trends and exposures. We cannot predict the impact that changing climate conditions may have on our results of operations nor can we predict how any legal, regulatory or social responses to concerns about climate change may impact our business. Additionally, man-made events, such as hydraulic fracturing, could cause damage from earth movement or create environmental and/or health hazards.

The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Our ability to appropriately manage catastrophe risk depends partially on catastrophe models, which may be affected by inaccurate or incomplete data, the uncertainty of the frequency and severity of future events and the uncertain impact of climate change. Additionally, these models are recalibrated and changed over time, with more data availability and changing opinions regarding the effect of current or emerging loss patterns and conditions. Please see Item 7, Liquidity and Capital Resources, 2015 Reinsurance Programs, for a discussion of modeled losses considered in evaluating our reinsurance strategy.

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

•	Tornado, wind and hail in the Midwest, South, Southeast, Southwest and the mid-Atlantic.

•	Wildfires in the West.

The occurrence of terrorist attacks in the geographic areas we serve could result in substantially higher claims under our insurance policies than we have anticipated. While we do insure terrorism risk in all areas we serve, we have identified our major terrorism exposure geographically as general commercial risks in the Tier 1 cities of metropolitan Chicago area, and to a much lesser degree, Washington D.C., Houston and Los Angeles. We have a greater amount of business in less hazardous Tier 2 cities such as Atlanta, Phoenix-Mesa, Minneapolis, Cleveland, St. Louis, Denver, Tampa-St. Petersburg, Pittsburgh and Cincinnati. We have exposure to small co-op utilities, water utilities, wholesale fuel distributors, small shopping malls and small colleges throughout our 39 active states and, because of the number of associates located there, our Fairfield, Ohio, headquarters. Additionally, our life insurance subsidiary could be adversely affected in the event of a terrorist event or an epidemic such as the avian or swine flu, particularly if the epidemic were to affect a broad range of the population beyond just the very young or the very old. Our associate health plan is self-funded and could similarly be affected.

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

Cincinnati Financial Corporation - 2014 10-K - Page 34

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

The Cincinnati Insurance Company also participates in certain assumed reinsurance treaties with reinsurers that spread the risk of very large catastrophe losses among many insurers. At the beginning of 2015, two surplus share treaties were in effect with the largest treaty representing exposure for us of up to $2 million of assumed losses from a single catastrophic event. If there is a high frequency of very large catastrophe events during a coverage period of the treaty, our financial position and results of operations could be materially affected. Please see Item 7, Liquidity and Capital Resources, 2015 Reinsurance Programs, for a discussion of our reinsurance treaties.

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
We invest premiums received from policyholders and other available cash to generate investment income and capital appreciation, while also maintaining sufficient liquidity to pay covered claims and operating expenses, service our debt obligations and pay dividends. The value of our invested assets is an important component of shareholders’ equity, also known as book value. Changes in the valuation of invested assets can significantly affect changes in book value per share, a key performance objective as discussed in Item 7, Executive Summary of Management’s Discussion and Analysis.

For fixed-maturity investments such as bonds, which represented 65.8 percent of the fair value of our invested assets at the end of 2014, the inverse relationship between interest rates and bond prices leads to falling bond values during periods of increasing interest rates. A significant increase in the general level of interest rates could have an adverse effect on our shareholders’ equity.

Investment income is an important component of our revenues and net income. The ability to increase investment income and generate longer-term growth in book value is affected by factors beyond our control, such as: inflation, economic growth, interest rates, world political conditions, changes in laws and regulations, terrorism attacks or threats, adverse events affecting other companies in our industry or the industries in which we invest, market events leading to credit constriction, and other widespread unpredictable events. These events may adversely affect the economy generally and could cause our investment income or the value of securities we own to decrease. A significant decline in our investment income could have an adverse effect on our net income, and thereby on our shareholders’ equity and our statutory capital and surplus. For example, a significant increase in the general level of interest rates could lead to falling bond values. For a more detailed discussion of risks associated with our investments, please refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

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

Cincinnati Financial Corporation - 2014 10-K - Page 35

At year-end 2014, common stock holdings made up 32.7 percent of our investment portfolio. Adverse news or events affecting the global or U.S. economy or the equity markets could affect our net income, book value and overall results, as well as our ability to pay our common stock dividend. See Item 7, Investments Results, and Item 7A, Quantitative and Qualitative Disclosures About Market Risk, for a discussion of our investment activities.

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

Cincinnati Financial Corporation - 2014 10-K - Page 36

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

Please see the discussion of our Commercial Lines, Personal Lines, Excess and Surplus Lines and Life Insurance Segments in Item 1, Our Segments, for a discussion of our competitive position in the insurance marketplace.

Our pricing and capital models could be flawed.
We use various predictive pricing models, stochastic models and/or forecasting techniques to help us to understand our business, analyze risk and estimate future trends. The output of these models is used to assist us in making underwriting, pricing, reinsurance, reserving and capital decisions and helps us set our strategic direction. These models contain numerous assumptions, including the assumption that the data used is sufficient and accurate, and are subject to uncertainties and limitations inherent in any statistical analysis. Actual results might differ from modeled output, resulting in pricing our products incorrectly, overestimating or underestimating reserves, or inaccurately forecasting the impact of modeled events on our results. This could materially adversely impact the results of our operations.

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

Cincinnati Financial Corporation - 2014 10-K - Page 37

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

Please see Item 7, Liquidity and Capital Resources, 2015 Reinsurance Programs, for a discussion of selected reinsurance transactions.

Our business depends on the uninterrupted operation of our facilities, systems and business functions.
Our business depends on our associates’ ability to perform necessary business functions, such as processing new and renewal policies and claims. We increasingly rely on technology and systems to accomplish these business functions in an efficient and uninterrupted fashion. Our inability to access our headquarters facilities or a failure of technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis or affect the accuracy of transactions. If sustained or repeated, such a business interruption or system failure could result in a deterioration of our ability to write and process new and renewal business, serve our agents and policyholders, pay claims in a timely manner, collect receivables or perform other necessary business functions. If our disaster recovery and business continuity plans did not sufficiently consider, address or reverse the circumstances of an interruption or failure, this could result in a materially adverse effect on our operating results and financial condition. This risk is exacerbated because approximately 69 percent of our associates work at our Fairfield, Ohio, headquarters.

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

Cincinnati Financial Corporation - 2014 10-K - Page 38

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

The NAIC, state insurance regulators and state legislators continually re-examine existing laws and regulations governing insurance companies and insurance holding companies, specifically focusing on modifications to statutory accounting principles, interpretations of existing laws, regulations relating to product forms and pricing methodologies and the development of new laws and regulations that affect a variety of financial and nonfinancial components of our business. Any proposed or future legislation, regulation or NAIC initiatives, if adopted, may be more restrictive on our ability to conduct business than current regulatory requirements or may result in higher costs. The loss or significant restriction on the use of a particular variable, such as credit, in pricing and underwriting our products could lead to future unprofitability and increased costs.

Federal laws and regulations, including those that may be enacted in the wake of the financial and credit crises, may have adverse effects on our business, potentially including a change from a state-based system of regulation to a system of federal regulation, the repeal of the McCarran Ferguson Act, and/or measures under the Dodd-Frank Act that establish the Federal Insurance Office and provide for a determination that a nonbank financial company presents systemic risk and therefore should be subject to heightened supervision by the Federal Reserve Board. It is not known how this federal office will coordinate and interact with the NAIC and state insurance regulators. Adoption or implementation of any of these measures may restrict our ability to conduct our insurance business, govern our corporate affairs or increase our cost of doing business. Implementation of the Affordable Care Act (ACA) may affect the ability of the company to grow profitably.

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

We necessarily collect, use and hold data concerning individuals and businesses with whom we have a relationship. Threats to data security, including unauthorized access and cyberattacks, rapidly emerge and change, exposing us to additional costs for protection or remediation and competing time constraints to secure our data in accordance with customer expectations and statutory and regulatory requirements.

While we take commercially reasonable measures to keep our systems and data secure, it is difficult or impossible to defend against every risk being posed by changing technologies as well as criminals’ intent on committing cybercrime. Increasing sophistication of cyber criminals and terrorists make keeping up with new threats difficult and could result in a breach. Patching and other measures to protect existing systems and servers could be inadequate, especially on systems that are being retired. Controls employed by our U.S., off-shore and cloud vendors could prove inadequate. We could also experience a breach by intentional or negligent conduct on the part of associates or other internal sources. Our systems and those of our third-party vendors may become vulnerable to damage or disruption due to circumstances beyond our or their control, such as from catastrophic events, power anomalies or outages, natural disasters, network failures, and viruses and malware.

A breach of our security that results in unauthorized access to our data could expose us to a disruption or challenges relating to our daily operations as well as to data loss, litigation, damages, fines and penalties, significant increases in compliance costs and reputational damage.

Cincinnati Financial Corporation - 2014 10-K - Page 39

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

Dividends paid to our parent company by our insurance subsidiary are restricted by the insurance laws of Ohio, its domiciliary state. These laws establish minimum solvency and liquidity thresholds and limits. In 2015, the maximum dividend that may be paid without prior regulatory approval is limited to the greater of 10 percent of statutory capital and surplus or 100 percent of statutory net income for the prior calendar year, up to the amount of statutory unassigned capital and surplus as of the end of the prior calendar year. Dividends exceeding these limitations may be paid only with prior approval of the Ohio Department of Insurance. Consequently, at times, we might not be able to receive dividends from our insurance subsidiary, or we might not receive dividends in the amounts necessary to meet our debt obligations or to pay dividends on our common stock without liquidating securities. This could affect our financial position.

Please see Item 1, Regulation, and Item 8, Note 9 of the Consolidated Financial Statements, for a discussion of insurance holding company dividend regulations.

ITEM 1B.    Unresolved Staff Comments
None

ITEM 2.    Properties
Cincinnati Financial Corporation owns our headquarters building located on 100 acres of land in Fairfield, Ohio. This building has 1,508,200 square feet of total space. The property, including land, is carried in our financial statements at $137 million as of December 31, 2014, and is classified as land, building and equipment, net, for company use. John J. & Thomas R. Schiff & Co. Inc., a related party, occupies 6,750 square feet (less than 1 percent). This property is used by all segments reported in the Consolidated Financial Statements and accompanying Notes.

Cincinnati Financial Corporation also owns Gilmore Pointe, formerly known as the Fairfield Executive Center, which is located on the northwest corner of our headquarters property. This four-story office building has approximately 124,000 square feet of total space. The property is carried in the financial statements at $7 million as of December 31, 2014, and is classified as land, building and equipment, net, for company use. Unaffiliated tenants occupy 6 percent. This property is used by all segments reported in the Consolidated Financial Statements and accompanying Notes.

The Cincinnati Insurance Company owns the CFC Winton Center used for business continuity, with approximately 48,000 square feet of total space, located approximately six miles from our headquarters. The property, including land, is carried on our financial statements at $10 million as of December 31, 2014, and is classified as land, building and equipment, net, for company use. This property is used by all segments reported in the Consolidated Financial Statements and accompanying Notes.

ITEM 3.    Legal Proceedings
Neither the company nor any of our subsidiaries is involved in any material litigation other than ordinary, routine litigation incidental to the nature of its business.

ITEM 4.    Mine Safety Disclosures
This item is not applicable to the company.

Cincinnati Financial Corporation - 2014 10-K - Page 40

Part II

ITEM 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Cincinnati Financial Corporation had approximately 70,000 shareholders of record as of December 31, 2014. While approximately 13,000 shareholders are registered, the majority of shareholders are beneficial owners whose shares are held in “street name” by brokers and institutional accounts. We believe many of our independent agent representatives and most of the 4,305 associates of our subsidiaries own the company’s common stock.

Our common shares are traded under the symbol CINF on the Nasdaq Global Select Market.

(Source: Nasdaq Global Select Market)	2014				2013
Quarter:	1st	2nd	3rd	4th	1st	2nd	3rd	4th
High	$52.19	$49.73	$48.86	$55.35	$47.35	$50.60	$50.01	$53.74
Low	44.90	47.00	45.69	45.09	39.60	44.53	43.62	46.61
Period-end close	48.66	48.04	47.05	51.83	47.22	45.92	47.16	52.37
Cash dividends declared	0.44	0.44	0.44	0.44	0.4075	0.4075	0.42	0.42

We discuss the factors that affect our ability to pay cash dividends and repurchase shares in Item 7, Liquidity and Capital Resources. Regulatory restrictions on dividends our insurance subsidiary can pay to the parent company are discussed in Item 8, Note 9 of the Consolidated Financial Statements.

The following summarizes securities authorized for issuance under our equity compensation plans as of December 31, 2014:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights at December 31, 2014	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)) at December 31, 2014
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,958,191	$39.10	6,199,048
Equity compensation plans not approved by security holders	—	—	—
Total	4,958,191	$39.10	6,199,048

The number of securities remaining available for future issuance includes: 5,503,974 shares available for issuance under the Cincinnati Financial Corporation 2012 Stock Compensation Plan (the 2012 Plan), 517,117 shares available for issuance under the Cincinnati Financial Corporation 2006 Stock Compensation Plan (the 2006 Plan), and 177,957 shares available for issuance of share grants under the Director’s Stock Plan of 2009. Both the 2012 Plan and 2006 Plan allow for issuance of stock options, service-based, or performance-based restricted stock units, stock appreciation rights or other equity-based grants. Awards other than stock options and stock appreciation rights granted from the 2012 and 2006 plans are counted as three shares against the plan for each one share of common stock actually issued. Additional information about stock-based associate compensation granted under our equity compensation plans is available in Item 8, Note 17 of the Consolidated Financial Statements.

Cincinnati Financial Corporation - 2014 10-K - Page 41

The following summarizes shares purchased under our repurchase programs:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1-31, 2014	—	—	—	5,549,493
February 1-28, 2014	—	—	—	5,549,493
March 1-31, 2014	150,000	$47.69	150,000	5,399,493
April 1-30, 2014	—	—	—	5,399,493
May 1-31, 2014	—	—	—	5,399,493
June 1-30, 2014	—	—	—	5,399,493
July 1-31, 2014	100,000	46.07	100,000	5,299,493
August 1-31, 2014	200,000	46.11	200,000	5,099,493
September 1-30, 2014	—	—	—	5,099,493
October 1-31, 2014	—	—	—	5,099,493
November 1-30, 2014	—	—	—	5,099,493
December 1-31, 2014	—	—	—	5,099,493
Totals	450,000	46.63	450,000

We did not sell any of our shares that were not registered under the Securities Act during 2014. The board of directors has authorized share repurchases since 1996. Purchases are expected to be made generally through open market transactions. The board gives management discretion to purchase shares at reasonable prices in light of circumstances at the time of purchase, subject to SEC regulations. We have 5,099,493 shares available for purchase under our programs at December 31, 2014.

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

Cumulative Total Return
As depicted in the graph below, the five-year total return on a $100 investment made December 31, 2009, assuming the reinvestment of all dividends, was 146.7 percent for Cincinnati Financial Corporation’s common stock compared with 109.3 percent for the Standard & Poor’s Composite 1500 Property & Casualty Insurance Index and 105.1 percent for the Standard & Poor’s 500 Index.

The Standard & Poor’s Composite 1500 Property & Casualty Insurance Index included 26 companies at year-end 2014: Ace Limited, The Allstate Corporation, Amerisafe Inc., Aspen Insurance Holdings Limited, W. R. Berkley Corporation, The Chubb Corporation, Cincinnati Financial Corporation, Employers Holdings Inc., First American Financial Corporation, The Hanover Insurance Group Inc., HCI Group Inc., Infinity Property and Casualty Corporation, Meadowbrook Insurance Group Inc., Mercury General Corporation, The Navigators Group Inc., Old Republic International Corporation, ProAssurance Corporation, The Progressive Corporation, RLI Corp., Safety Insurance Group Inc., Selective Insurance Group Inc., Stewart Information Services Corporation, The Travelers Companies Inc., United Fire & Casualty Company, Universal Insurance Holdings Inc. and XL Group Public Limited Company.

The Standard & Poor’s 500 Index includes a representative sample of 500 leading companies in a cross section of industries of the U.S. economy. Although this index focuses on the large capitalization segment of the market, it is widely viewed as a proxy for the total market.

Cincinnati Financial Corporation - 2014 10-K - Page 42

Comparison of Five-Year Cumulative Total Return*

*$100 invested on December 31, 2009, in stock or index, including reinvestment of dividends.
 Fiscal year ending December 31.

Cincinnati Financial Corporation - 2014 10-K - Page 43

ITEM 6.    Selected Financial Data

(In millions except per share data)	Years ended December 31,
	2014	2013	2012	2011	2010
Consolidated Income Statement Data
Earned premiums	$4,243	$3,902	$3,522	$3,194	$3,082
Investment income, net of expenses	549	529	531	525	518
Realized investment gains, net*	133	83	42	70	159
Total revenues	4,945	4,531	4,111	3,803	3,772
Net income	525	517	421	164	375
Net income per common share:
Basic	$3.21	$3.16	$2.59	$1.01	$2.30
Diluted	3.18	3.12	2.57	1.01	2.30
Cash dividends per common share:
Declared	1.76	1.655	1.62	1.605	1.59
Paid	1.74	1.6425	1.615	1.6025	1.585
Diluted weighted average shares outstanding	165.1	165.4	163.7	163.3	163.3
Consolidated Balance Sheet Data
Total investments	$14,386	$13,564	$12,534	$11,801	$11,508
Net unrealized investment gains	2,719	2,335	1,875	1,489	1,250
Deferred policy acquisition costs	578	565	470	477	458
Total assets	18,753	17,662	16,548	15,635	15,065
Gross loss and loss expense reserves	4,485	4,311	4,230	4,339	4,200
Life policy reserves	2,497	2,390	2,295	2,214	2,034
Long-term debt	791	790	790	790	790
Shareholders' equity	6,573	6,070	5,453	5,033	5,012
Book value per share	40.14	37.21	33.48	31.03	30.79
Shares outstanding	163.7	163.1	162.9	162.2	162.8
Value creation ratio	12.6%	16.1%	12.6%	6.0%	11.1%
Consolidated Property Casualty Operations Data
Earned premiums	$4,045	$3,713	$3,344	$3,029	$2,924
Unearned premiums	2,081	1,970	1,790	1,631	1,551
Gross loss and loss expense reserves	4,438	4,241	4,169	4,280	4,137
Investment income, net of expenses	358	348	351	350	348
Loss and loss expense ratio	65.0%	61.9%	63.9%	77.0%	68.9%
Underwriting expense ratio	30.6	31.9	32.2	32.3	32.9
Combined ratio	95.6%	93.8%	96.1%	109.3%	101.8%

On January 1, 2012, we retrospectively adopted ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. All prior years’ information has been restated.

* Realized investment gains and losses are integral to our financial results over the long term, but our substantial discretion in the timing of investment sales may cause this value to fluctuate substantially. Also, applicable accounting standards require us to recognize gains and losses from certain changes in fair values of securities and embedded derivatives without actual realization of those gains and losses. We discuss realized investment gains for the past three years in Item 7, Investments Results.

Cincinnati Financial Corporation - 2014 10-K - Page 44

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

We begin with an executive summary of our results of operations, followed by other highlights, an overview of our strategy, an outlook for future performance and details on critical accounting estimates. In several instances, we refer to estimated industry data so that we can provide information on our performance within the context of the overall insurance industry. Unless otherwise noted, the industry data is prepared by A.M. Best Co., a leading insurance industry statistical, analytical and financial strength rating organization. Information from A.M. Best is presented on a statutory accounting basis. When we provide our results on a comparable statutory accounting basis, we label it as such; all other company data is presented in accordance with accounting principles generally accepted in the United States of America (GAAP).

Through The Cincinnati Insurance Company, Cincinnati Financial Corporation is one of the 25 largest property casualty insurers in the nation, based on net written premium volume for the first nine months of 2014, among approximately 2,000 U.S. stock and mutual insurer groups. We market our insurance products through a select group of independent insurance agencies in 39 states as discussed in Item 1, Our Business and Our Strategy.

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

Executive Summary
Our value creation ratio, defined above, is our primary performance target. VCR trends are shown in the table below.

	One year	Three-year % average	Five-year % average
Value creation ratio:
As of December 31, 2014	12.6%	13.8%	11.7%
As of December 31, 2013	16.1	11.6	13.1
As of December 31, 2012	12.6	9.9	5.2

For the period 2013 through 2017, we are targeting an annual value creation ratio averaging 10 percent to 13 percent. We were within that range for 2014, and for the five-year period that ended in 2014. For the period 2009 through 2012, our annual value creation ratio averaged 12.4 percent, within the 12 percent to 15 percent five-year target range established in early 2009, soon after the U.S. credit crisis. For several years following the credit crisis, interest rates generally declined and credit spreads tightened, increasing the contribution of valuation gains from our fixed-maturity securities to the VCR. Those gains contributed between 2 percent and 3 percent annually to VCR during 2010 through 2012. While that contribution is not expected to occur in the

Cincinnati Financial Corporation - 2014 10-K - Page 45

subsequent five-year period, as indicated by a significant negative effect in 2013, management believes the company will continue to produce strong underwriting results.

The next two tables show the primary components of our value creation ratio, first on a percentage basis and then on a per-outstanding-share basis. Analysis of the components aids understanding of our financial performance. Our financial results are further analyzed in the Corporate Financial Highlights section below.

	Years ended December 31,
	2014	2013	2012
Value creation ratio major components:
Net income before net realized gains	7.2%	8.5%	7.7%
Change in realized and unrealized gains, fixed-maturity securities	1.2	(4.5)	2.7
Change in realized and unrealized gains, equity securities	4.3	10.9	2.8
Other	(0.1)	1.2	(0.6)
Value creation ratio	12.6%	16.1%	12.6%

The 2014 value creation ratio included operating results as its primary contributor, with higher valuation for our equity securities investment portfolio also contributing significantly. A higher valuation for our fixed-maturity securities investment portfolio also contributed, reversing the unfavorable 2013 effect that reflected lower valuation. The 2014 contribution from operating results was 1.3 percentage points lower than in 2013, while the contribution from realized gains plus the change in unrealized gains from our investment portfolios was 0.9 points lower. The 2013 VCR also benefited from other items that affected book value per share, primarily a contribution from updated valuations and related assumptions for our employee benefit pension plan, while the 2014 effect was minimal. The 2012 value creation ratio had contribution amounts fairly similar to 2014.

(Dollars are per share)	Years ended December 31,
	2014	2013	2012
Book value change per share:
End of period book value	$40.14	$37.21	$33.48
Less beginning of period book value	37.21	33.48	31.03
Change in book value	$2.93	$3.73	$2.45

Change in book value:
Net income before realized gains	$2.69	$2.84	$2.41
Change in realized and unrealized gains, fixed-maturity securities	0.43	(1.50)	0.84
Change in realized and unrealized gains, equity securities	1.61	3.64	0.86
Dividend declared to shareholders	(1.76)	(1.66)	(1.62)
Other	(0.04)	0.41	(0.04)
Change in book value	$2.93	$3.73	$2.45

We believe our value creation ratio, a non-GAAP measure, is a useful supplement to GAAP information. With the continuation of economic and market uncertainty in recent years, the long-term nature of this measure provides a meaningful measure of our long-term progress in creating shareholder value. A reconciliation of this non-GAAP measure to comparable GAAP measures is shown in the table below.

Cincinnati Financial Corporation - 2014 10-K - Page 46

(Dollars are per share)	Years ended December 31,
	2014	2013	2012
Value creation ratio:
End of year book value	$40.14	$37.21	$33.48
Less beginning of year book value	37.21	33.48	31.16
Change in book value	2.93	3.73	2.32
Dividend declared to shareholders	1.76	1.655	1.62
Total value creation ratio	$4.69	$5.385	$3.94

Value creation ratio from change in book value*	7.9%	11.1%	7.4%
Value creation ratio from dividends declared to shareholders**	4.7	5.0	5.2
Value creation ratio	12.6%	16.1%	12.6%

  * Change in book value divided by the beginning of year book value as originally reported
** Dividend declared to shareholders divided by beginning of year book value as originally reported

When looking at our longer-term objectives, we see three primary performance drivers for our value creation ratio:

•
Premium growth – We believe over any five-year period our agency relationships and initiatives can lead to a property casualty written premium growth rate that exceeds the industry average. The compound annual growth rate of our net written premiums was 7.3 percent over the five-year period 2010 through 2014, approximately double the 3.4 percent estimated growth rate for the property casualty insurance industry. The industry’s growth rate excludes its mortgage and financial guaranty lines of business. Our long-term target for profitable premium growth, established in late 2011 for our property casualty and life insurance segments in aggregate, is to reach $5 billion of annual direct written premiums by the end of 2015. In 2014, our direct written premiums totaled $4.577 billion.

•
Combined ratio – We believe our underwriting philosophy and initiatives can drive performance to achieve our underwriting profitability target of a GAAP combined ratio over any five-year period that consistently averages within the range of 95 percent to 100 percent. Our GAAP combined ratio averaged 99.3 percent over the five-year period 2010 through 2014. Performance as measured by the combined ratio is discussed in Consolidated Property Casualty Insurance Results. Our statutory combined ratio averaged 98.8 percent over the five-year period 2010 through 2014 compared with an estimated 100.7 percent for the property casualty industry. The industry’s ratio again excludes its mortgage and financial guaranty lines of business.

•
Investment contribution – We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year total return of the Standard & Poor’s 500 Index.

◦
Investment income growth, on a pretax basis, had a compound annual growth rate of 1.8 percent over the five-year period 2010 through 2014. It has grown every year since 2009, except for 2013 with its slight decrease of less than 1 percent.

◦
Over the five years ended December 31, 2014, our equity portfolio compound annual total return was 14.1 percent compared with a compound annual total return of 15.4 percent for the Index. By design, our equity portfolio is comprised of larger capitalization, high-quality dividend-growing stocks. Therefore we would generally expect its return to lag during the type of extended, lower-quality rally that has occurred since early 2009. For the year 2014, our annual equity portfolio total return was 12.3 percent, compared with 13.7 percent for the Index.

The board of directors is committed to rewarding shareholders directly through cash dividends and share repurchase authorizations. The board also has periodically declared stock dividends and splits. Through 2014, the company has increased the indicated annual cash dividend rate for 54 consecutive years, a record we believe is matched by only nine other publicly traded companies. The board regularly evaluates relevant factors in dividend-related decisions, and the 2014 increase reflects confidence in our strong capital, liquidity and financial flexibility, as well as progress through our initiatives to improve earnings performance while growing insurance premium revenues. We discuss our financial position in more detail in Liquidity and Capital Resources.

Cincinnati Financial Corporation - 2014 10-K - Page 47

Corporate Financial Highlights
In addition to the value creation ratio discussion and analysis in the Executive Summary, we further analyze our financial results in the sections below.

Balance Sheet Data

(Dollars in millions except share data)	At December 31,	At December 31,
	2014	2013
Balance sheet data:
Total investments	$14,386	$13,564
Total assets	18,753	17,662
Short-term debt	49	104
Long-term debt	791	790
Shareholders' equity	6,573	6,070
Book value per share	40.14	37.21
Debt-to-total-capital ratio	11.3%	12.8%

Total investments grew 6 percent during 2014 on a fair value basis, with market gains that added to the 4 percent increase in the cost basis. Entering 2015, we believe the portfolio continues to be well diversified and is well positioned to withstand short-term fluctuations. We discuss our investment strategy in Item 1, Investments Segment, and results for the segment in Investments Results. Total assets rose 6 percent, primarily due to the increase in total investments. Shareholders’ equity and book value per share each rose 8 percent, for reasons discussed in the preceding Executive Summary.

The amount of our debt obligations decreased by $54 million in 2014, compared with 2013. Our ratio of debt to total capital (debt plus shareholders’ equity) decreased by 1.5 percentage points in 2014 and remains comfortably within our target range.

Income Statement and Per Share Data

(Dollars in millions except per share data)	Years ended December 31,			2014-2013	2013-2012
	2014	2013	2012	Change %	Change %
Net income and comprehensive income data:
Earned premiums	$4,243	$3,902	$3,522	9	11
Investment income, net of expenses (pretax)	549	529	531	4	0
Realized investment gains, net (pretax)	133	83	42	60	98
Total revenues	4,945	4,531	4,111	9	10
Net income	525	517	421	2	23
Comprehensive income	765	892	649	(14)	37
Net income - diluted	$3.18	$3.12	$2.57	2	21
Cash dividends declared	1.76	1.655	1.62	6	2
Diluted weighted average shares outstanding	165.1	165.4	163.7	0	1

Net income in 2014 rose $8 million or 2 percent compared with 2013, due primarily to the after-tax effects of net realized investment gains that were $31 million higher and investment income that rose by $18 million. Property casualty underwriting results for 2014, on an after-tax basis, were $31 million lower than in 2013, including $21 million from higher natural catastrophe losses and $34 million from higher noncatastrophe weather losses described below in Consolidated Property Casualty Insurance Results.

Net income increased $96 million in 2013, compared with 2012, reflecting the after-tax net effect of two major contributing items: a $62 million improvement in property casualty underwriting results, including $105 million from lower catastrophe losses, and a $26 million increase in net realized investment gains.

Cincinnati Financial Corporation - 2014 10-K - Page 48

As discussed in Investments Results, sales of securities that had appreciated in value led to realized investment gains in all three years. Realized and unrealized investment gains and losses are integral to our financial results over the long term. We have substantial discretion in the timing of investment sales and, therefore, the gains or losses that are recognized in any period. That discretion generally is independent of the insurance underwriting process.

Dividend income rose 13 percent in 2014 while interest income rose 1 percent, driving a net increase in pretax investment income of $20 million, or 4 percent. In addition to a larger common stock portfolio generating more dividend income in both 2014 and 2013, both years also benefited from higher average dividend payment rates. Our investment operation’s performance is discussed further in Investments Results.

Contribution from Insurance Operations

(Dollars in millions)	Years ended December 31,			2014-2013	2013-2012
	2014	2013	2012	Change %	Change %
Consolidated property casualty data:
Net written premiums	$4,143	$3,893	$3,482	6	12
Earned premiums	4,045	3,713	3,344	9	11
Underwriting profit	186	233	137	(20)	70

				Pt. Change	Pt. Change
GAAP combined ratio	95.6%	93.8%	96.1%	1.8	(2.3)
Statutory combined ratio	95.1	92.8	95.4	2.3	(2.6)
Written premium to statutory surplus	0.9	0.9	0.9	0.0	0.0

Property casualty net written premiums grew 6 percent in 2014 and earned premiums grew 9 percent, largely due to higher pricing and premium growth initiatives. That growth lagged the trend experienced in 2013, largely due to pricing increases that were not as strong in 2014. Trends and related factors are discussed in Commercial Lines, Personal Lines and Excess and Surplus Lines Insurance Results, respectively.

Our property casualty insurance operations generated underwriting profits for each of the three years ending in 2014, following underwriting losses for each of the preceding four years. The $47 million decrease in 2014, compared with 2013, included a $32 million increase in losses from natural catastrophe events and $52 million increase in weather-related losses. The $96 million improvement for 2013, compared with 2012, included a $162 million decrease in losses from natural catastrophe events.

We measure property casualty underwriting profitability primarily by the combined ratio. Our combined ratio measures the percentage of each earned premium dollar spent on claims plus all expenses related to our property casualty operations, all on a pretax basis. A lower ratio indicates more favorable results and better underlying performance. A ratio below 100 percent represents an underwriting profit. Initiatives to improve our combined ratio are discussed in Item 1, Our Business and Our Strategy, Strategic Initiatives. In 2014, 2013 and 2012, favorable development on reserves for claims that occurred in prior accident years helped offset other incurred losses and loss expenses. Reserve development is discussed further in Property Casualty Loss and Loss Expense Obligations and Reserves. Losses from weather-related catastrophes are another important item influencing the combined ratio and are discussed along with other factors in Financial Results for our property casualty business and related segments.

Our life insurance segment reported a modest loss in 2014 and a modest profit in 2013, netting to a $4 million profit for both years combined. We discuss results for the segment in Life Insurance Results. Most of this segment’s investment income is included in our investments segment results. In addition to investment income, realized investment gains from the life insurance investment portfolio are also included in our investments segment results.

Cincinnati Financial Corporation - 2014 10-K - Page 49

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

We discuss these strategic initiatives, along with related metrics to assess progress, in Item 1, Our Business and Our Strategy, Strategic Initiatives. Detailed discussion of related financial results appears below in Financial Results and Liquidity and Capital Resources.

Factors Influencing Our Future Performance
Our view of the shareholder value we can create over the next five years relies largely on three assumptions – each highly dependent on the external environment. First, we anticipate our average commercial and personal insurance prices will increase in excess of our loss cost trends. Second, we assume that the economy can maintain a growth track during 2015. Third, we assume that valuations of our marketable securities will vary within a typical range, based on historical trends. If those assumptions prove to be inaccurate, we may not be able to achieve our performance targets even if we accomplish our strategic objectives.

Other factors that could influence our ability to achieve our targets include:

•
We expect the insurance marketplace to remain competitive, which is likely to cause carriers to pursue strategies that they believe could lead to economies of scale, market share gains or the potential for an improved competitive posture.

•
We expect the independent insurance agency system to remain strong, with continued agency consolidation. If soft insurance market conditions return in 2015, it will create additional risk for agencies.

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

For the year 2015, we believe our value creation ratio could be below our long-term target for several reasons.

•
The rally in financial markets during recent years had a favorable impact on our value creation ratio, offsetting the unfavorable impact of the sharp decline in financial markets during 2008. Financial markets continued to display volatility during 2014, and some predict more turbulence in 2015 from effects such as changes in government policy, growth challenges for emerging country economies or other geopolitical events that could also affect the U.S. economy and markets. Should financial markets decline during 2015, which could occur as part of typical market volatility patterns, the related book value component of our 2015 value creation ratio could also register a weak or negative result.

Cincinnati Financial Corporation - 2014 10-K - Page 50

•
A return of soft insurance market pricing could significantly affect growth rates and earned premium levels into 2015 and for some time into the future, depending on insurance market conditions. After several years of market conditions that weakened loss ratios and hampered near-term profitability, conditions affecting property casualty insurance markets have improved since late 2011. In the future, economic factors, including inflation, may increase our claims and settlement expenses related to medical care, litigation and construction.

•
The slowly recovering economy continued to help increase the value of business and personal insurable assets owned by policyholders in 2014. If the economy falters, we may experience low or no premium growth for the property casualty industry. Property casualty written premium growth also may lag as some of our growth initiatives require more time to reach their full contribution.

•
We will incur costs for continued investment in our business, including technology, geographic expansion and process initiatives to create long-term value. In addition, we will not see the full advantage of some of these investments for several years.

Critical Accounting Estimates
Cincinnati Financial Corporation’s financial statements are prepared using U.S. GAAP. These principles require management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. Actual results could differ materially from those estimates.

The significant accounting policies used in the preparation of the financial statements are discussed in Item 8, Note 1 of the Consolidated Financial Statements. In conjunction with that discussion, material implications of uncertainties associated with the methods, assumptions and estimates underlying the company’s critical accounting policies are discussed below. The audit committee of the board of directors reviews the annual financial statements with management and the independent registered public accounting firm. These discussions cover the quality of earnings, review of reserves and accruals, reconsideration of the suitability of accounting principles, review of highly judgmental areas including critical accounting estimates, audit adjustments and such other inquiries as may be appropriate.

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

For some lines of business that we write, a considerable and uncertain amount of time can elapse between the occurrence, reporting and payment of insured claims. The amount we will actually have to pay for such claims also can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate. Gross loss and loss expense reserves were $4.438 billion at year-end 2014 compared with $4.241 billion at year-end 2013.

How Reserves Are Established
Our field claims representatives establish case reserves when claims are reported to the company to provide for our unpaid loss and loss expense obligation associated with individual claims. Field claims managers supervise and review all claims with case reserves less than $100,000. Additionally, a headquarters supervisor and regional manager review all claims under $100,000 if litigation or a certain specialty claim is involved. All claims with case reserves of $100,000 or greater are reviewed and approved by an experienced headquarters supervisor and regional claims manager, and that threshold amount was $35,000 for several years prior to 2015. Upper-level headquarters claims managers also review case reserves of $175,000 or more, a threshold amount that was $100,000 for several years prior to 2015.

Cincinnati Financial Corporation - 2014 10-K - Page 51

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

•
For loss expenses that pertain primarily to salaries and other costs related to our claims department associates, also referred to as adjusting and other expense or AOE, we calculate reserves based on an analysis of the relationship between paid losses and paid AOE. Reserves for AOE are allocated to company, line of business and accident year based on a claim count algorithm.

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

Cincinnati Financial Corporation - 2014 10-K - Page 52

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

Cincinnati Financial Corporation - 2014 10-K - Page 53

Key Assumptions – Loss Reserving
Our actuarial staff makes a number of key assumptions when using their methods and models to derive IBNR reserve estimates. Appropriate reliance on these key assumptions essentially entails determinations of the likelihood that statistically significant patterns in historical data may extend into the future. The four most significant of the key assumptions used by our actuarial staff and approved by management are:

•
Emergence of loss and defense and cost containment expenses, also referred to as DCCE, on an accident year basis. Historical paid loss, reported loss and paid DCCE data for the business lines we analyze contain patterns that reflect how unpaid losses, unreported losses and unpaid DCCE as of a financial statement date will emerge in the future on an accident year basis. Unless our actuarial staff or management identifies reasons or factors that invalidate the extension of historical patterns into the future, these patterns can be used to make projections necessary for estimating IBNR reserves. Our actuaries significantly rely on this assumption in the application of all methods and models mentioned above.

•
Calendar year inflation. For long-tail and mid-tail business lines, calendar year inflation trends for future paid losses and paid DCCE do not vary significantly from a stable, long-term average. Our actuaries base reserve estimates derived from probabilistic trend family models on this assumption.

•
Exposure levels. Historical earned premiums, when adjusted to reflect common levels of product pricing and loss cost inflation, can serve as a proxy for historical exposures. Our actuaries require this assumption to estimate expected loss ratios and expected DCCE ratios used by the Bornhuetter-Ferguson reserving methods. They may also use this assumption to establish exposure levels for recent accident years, characterized by “green” or immature data, when working with probabilistic trend family models.

•
Claims having atypical emergence patterns. Characteristics of certain subsets of claims, such as high frequency, high severity, or mass tort claims, have the potential to distort patterns contained in historical paid loss, reported loss and paid DCCE data. When testing indicates this to be the case for a particular subset of claims, our actuaries segregate these claims from the data and analyze them separately. Subsets of claims that could fall into this category include hurricane claims or claims for other weather events where total losses we incurred were very large, individual large claims and asbestos and environmental claims.

These key assumptions have not changed since 2005, when our actuarial staff began using probabilistic trend family models to estimate IBNR reserves.

Paid losses, reported losses and paid DCCE are subject to random as well as systematic influences. As a result, actual paid losses, reported losses and paid DCCE are virtually certain to differ from projections. Such differences are consistent with what specific models for our business lines predict and with the related patterns in the historical data used to develop these models. As a result, management does not closely monitor statistically insignificant differences between actual and projected data.

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

Cincinnati Financial Corporation - 2014 10-K - Page 54

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

(Dollars in millions)	Net loss and loss expense range of reserves
	Carried reserves	Low point	High point	Standard error	Net income effect

At December 31, 2014
Total	$4,156	$3,922	$4,296

Commercial casualty	$1,647	$1,477	$1,779	$151	$98
Commercial property	230	202	244	21	14
Commercial auto	431	411	450	19	12
Workers' compensation	983	873	1,067	97	63
Personal auto	214	204	223	9	6
Homeowners	104	95	112	8	5

At December 31, 2013
Total	$3,942	$3,727	$4,078

Commercial casualty	$1,532	$1,368	$1,643	$138	$90
Commercial property	241	223	260	19	12
Commercial auto	371	352	391	19	12
Workers' compensation	966	873	1,059	93	60
Personal auto	198	189	207	9	6
Homeowners	106	98	113	7	5

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

Asset Impairment
Our fixed-maturity and equity investment portfolios are our largest assets. The company’s asset impairment committee continually monitors the holdings in these portfolios and all other assets for signs of other-than-temporary or permanent impairment. The committee monitors decreases in the fair value of invested assets; an accumulation of company costs in excess of the amount originally expected to acquire or construct an asset; uncollectability of all receivable assets, or other factors such as bankruptcy, deterioration of creditworthiness, failure

Cincinnati Financial Corporation - 2014 10-K - Page 55

to pay interest or dividends; signs indicating that the receivable carrying amount may not be recoverable; and changes in legal factors or in the business climate.

The application of our impairment policy resulted in other-than-temporary impairment (OTTI) charges that reduced our income before income taxes by $24 million in 2014, $2 million in 2013 and $33 million in 2012. Impairment charges are recorded for other-than-temporary declines in value, if, in the asset impairment committee’s judgment, the value is not expected to be recouped within a designated recovery period. OTTI losses represent noncash charges to income and are reported as realized investment losses.

Our internal investment portfolio managers monitor their assigned portfolios. If a security is valued below cost or amortized cost, the portfolio managers undertake additional reviews. Such declines often occur in conjunction with events taking place in the overall economy and market, combined with events specific to the industry or operations of the issuing organization. Managers review quantitative measurements such as a declining trend in fair value, the extent of the fair value decline and the length of time the value of the security has been depressed, as well as qualitative measures such as pending events, credit ratings and issuer liquidity. We are even more proactive when these declines in valuation are greater than might be anticipated when viewed in the context of overall economic and market conditions. We provide information about valuations of our invested assets in Item 8, Note 2 of the Consolidated Financial Statements.

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

Securities that have previously been other-than-temporarily impaired are evaluated based on their adjusted cost or amortized cost and further written down, if deemed appropriate. We provide detailed information about securities fair valued in a continuous loss position at year-end 2014 in Item 7A, Application of Asset Impairment Policy.

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

For each of our equity securities in an unrealized loss position at December 31, 2014, we applied the objective quantitative and qualitative criteria of our invested asset impairment policy for OTTI. Based on the individual qualitative and quantitative factors, as discussed above, we evaluate and determine an expected recovery period for each security. A change in the condition of a security can warrant impairment before the expected recovery period. If the security has not recovered cost within the expected recovery period, the security is other-than-temporarily impaired. Our long-term equity investment philosophy, emphasizing companies with strong indications of paying and growing dividends, combined with our strong statutory capital and surplus, liquidity and cash flow,

Cincinnati Financial Corporation - 2014 10-K - Page 56

provide us the ability to hold these investments through what we believe to be slightly longer recovery periods during times of historic levels of market volatility.

Securities considered to have a temporary decline would be expected to recover their cost or amortized cost, which may be at maturity. Under the same accounting treatment as fair value gains, temporary declines (changes in the fair value of these securities) are reflected in shareholders’ equity on our Consolidated Balance Sheets in accumulated other comprehensive income (AOCI), net of tax, and have no impact on net income.

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

Level 1 and Level 2 Valuation Techniques
Over 99 percent of the $14.318 billion of securities in our investment portfolio, measured at fair value, are classified as Level 1 or Level 2. Financial assets that fall within Level 1 and Level 2 are priced according to observable data from identical or similar securities that have traded in the marketplace. Also within Level 2 are securities that are valued by outside services or brokers where we have evaluated and verified the pricing methodology and determined that the inputs are observable.

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

Management ultimately determined the pricing for each Level 3 security that we considered to be the best exit price valuation. As of December 31, 2014, total Level 3 assets were less than 1 percent of our investment portfolio measured at fair value. Broker quotes are obtained for thinly traded securities that subsequently fall within the Level 3 hierarchy. We have generally obtained and evaluated two nonbinding quotes from brokers; our investment professionals determine our best estimate of fair value.

Employee Benefit Pension Plan
We have a defined benefit pension plan that was modified during 2008; refer to Item 8, Note 13 of the Consolidated Financial Statements, for additional information. Contributions and pension costs are developed from annual actuarial valuations. These valuations involve key assumptions including discount rates, expected return on plan assets and compensation increase rates, which are updated annually. Any adjustments to these assumptions are based on considerations of current market conditions. Therefore, changes in the related pension costs or credits may occur in the future due to changes in assumptions.

Cincinnati Financial Corporation - 2014 10-K - Page 57

Key assumptions used in developing the 2014 benefit obligation for our qualified plan were a 4.25 percent discount rate and rates of compensation increases ranging from 2.75 percent to 3.25 percent. To determine the discount rate, a theoretical settlement portfolio of high-quality, rated corporate bonds was chosen to provide payments approximately matching the plan’s projected benefit payments. A single interest rate was determined, resulting in a discounted value of the plan's benefit payments that equates to the market value of the selected bonds. The discount rate is reflective of current market interest rate conditions and our plan's liability characteristics.

Key assumptions used in developing the 2014 net pension expense for our qualified plan were a 5.15 percent discount rate, a 7.25 percent expected return on plan assets and rates of compensation increases ranging from 2.75 percent to 3.25 percent.

In 2014, the net pension expense was $13 million. In 2015, we expect the net pension expense to be approximately $14 million.

Holding all other assumptions constant, a 0.5 percentage-point decrease in the discount rate would decrease our 2015 income before income taxes by $1 million. A 0.5 percentage point decrease in the expected return on plan assets would decrease our 2015 income before income taxes by $1 million.

The fair value of the plan assets exceeded the accumulated benefit obligation by $4 million and $23 million at year-end 2014 and 2013, respectively. The fair value of the plan assets was $31 million less than the projected plan benefit obligation at year-end 2014 and $4 million less at year-end 2013. Market conditions and interest rates significantly affect future assets and liabilities of the pension plan. During the first quarter of 2015, we contributed $5 million to our qualified plan.

Deferred Policy Acquisition Costs
We establish a deferred asset for expenses associated with successfully acquiring property casualty and life insurance policies, primarily commissions, premium taxes and underwriting costs. Underlying assumptions are updated periodically to reflect actual experience, and we evaluate our deferred acquisition cost recoverability.

For property casualty insurance policies, deferred acquisition costs are amortized over the terms of the policies. These costs are principally agent commissions, premium taxes and certain underwriting costs related to successful contract acquisition, which are deferred and amortized into net income as premiums are earned. We assess recoverability of deferred acquisition costs at the segment level, consistent with the ways we acquire, service, manage and measure profitability. Deferred acquisition costs track with the change in premiums. Our property casualty insurance operations consist of three segments, commercial lines insurance, personal lines insurance and excess and surplus lines insurance.

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

Cincinnati Financial Corporation - 2014 10-K - Page 58

Financial Results
Consolidated financial results primarily reflect the results of our five reporting segments. These segments are defined based on financial information we use to evaluate performance and to determine the allocation of assets.

•	Commercial lines insurance

•	Personal lines insurance

•	Excess and surplus lines insurance

•	Life insurance

•	Investments

We report as Other the noninvestment operations of the parent company and its noninsurer subsidiary, CFC Investment Company.

We measure profit or loss for our commercial lines, personal lines and excess and surplus lines and life insurance segments based upon underwriting results (profit or loss), which represent net earned premium less loss and loss expenses and underwriting expenses on a pretax basis. We also frequently evaluate results for our consolidated property casualty insurance operations, which is the total of our commercial, personal, and excess and surplus lines insurance results. Underwriting results and segment pretax operating income are not substitutes for net income determined in accordance with GAAP.

For our consolidated property casualty insurance operations as well as the insurance segments, statutory accounting data and ratios are key performance indicators that we use to assess business trends and to make comparisons to industry results, since GAAP-based industry data generally is not as readily available.

Investments held by the parent company and the investment portfolios for the insurance subsidiaries are managed and reported as the investments segment, separate from the underwriting businesses. Net investment income and net realized investment gains and losses for our investment portfolios are discussed in the Investments Results.

The calculations of segment data are described in more detail in Item 8, Note 18, of the Consolidated Financial Statements. The following sections provide analysis and discussion of results of operations for each of the five segments.

Cincinnati Financial Corporation - 2014 10-K - Page 59

Consolidated Property Casualty Insurance Results
Earned and net written premiums for our consolidated property casualty operations grew in 2014, reflecting higher pricing and strategic initiatives for targeted growth. A key measure of property casualty profitability is underwriting profit or loss. Our 2014 underwriting profit of $186 million was $47 million less than in 2013. The decrease included a $32 million increase in natural catastrophe losses, mostly from severe weather. It also included a $52 million increase from weather-related losses not identified as part of designated catastrophe events for the property casualty industry, typically referred to as noncatastrophe weather losses. The unfavorable effects of those higher weather-related losses in aggregate during 2014 offset the benefits of higher pricing and our ongoing initiatives to improve pricing precision and loss experience related to claims and loss control practices. Prior accident year loss experience before catastrophes during 2014 was favorable but less so than in 2013. The less favorable experience was primarily due to re-estimates of losses and loss expenses incurred but not reported (IBNR), particularly for our commercial casualty line of business, as discussed in Commercial Lines Insurance Results.

The table below highlights property casualty results, with analysis and discussion in the sections that follow.

Overview – Three-Year Highlights

(Dollars in millions)	Years ended December 31,			2014-2013	2013-2012
	2014	2013	2012	Change %	Change %
Earned premiums	$4,045	$3,713	$3,344	9	11
Fee revenues	6	4	6	50	(33)
Total revenues	4,051	3,717	3,350	9	11
Loss and loss expenses from:
Current accident year before catastrophe losses	2,495	2,249	2,160	11	4
Current accident year catastrophe losses	230	199	373	16	(47)
Prior accident years before catastrophe losses	(72)	(120)	(357)	40	66
Prior accident years catastrophe losses	(26)	(27)	(39)	4	31
Total loss and loss expenses	2,627	2,301	2,137	14	8
Underwriting expenses	1,238	1,183	1,076	5	10
Underwriting profit	$186	$233	$137	(20)	70

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	61.7%	60.6%	64.6%	1.1	(4.0)
Current accident year catastrophe losses	5.7	5.4	11.1	0.3	(5.7)
Prior accident years before catastrophe losses	(1.8)	(3.3)	(10.7)	1.5	7.4
Prior accident years catastrophe losses	(0.6)	(0.8)	(1.1)	0.2	0.3
Total loss and loss expense	65.0	61.9	63.9	3.1	(2.0)
Underwriting expense	30.6	31.9	32.2	(1.3)	(0.3)
Combined ratio	95.6%	93.8%	96.1%	1.8	(2.3)

Combined ratio:	95.6%	93.8%	96.1%	1.8	(2.3)
Contribution from catastrophe losses and prior years reserve development	3.3	1.3	(0.7)	2.0	2.0
Combined ratio before catastrophe losses and prior years reserve development	92.3%	92.5%	96.8%	(0.2)	(4.3)

Performance highlights for consolidated property casualty operations include:

•
Premiums – Strong growth in renewal written premiums drove increases in earned premiums and net written premiums for both 2014 and 2013, rising in each of our property casualty segments. Higher and more precise pricing continues to benefit operating results and is further discussed by segment in the results sections below. New business written premiums in 2014 were down $40 million, compared with the record-high amount we reported in 2013. The year 2013 also represented the sixth straight year of higher new business premiums, reflecting our premium growth initiatives from recent years. Those initiatives also favorably affect growth in subsequent years, particularly as newer agency relationships mature over time. Agents appointed during 2014 or

Cincinnati Financial Corporation - 2014 10-K - Page 60

2013 produced an increase in standard lines new business of $20 million during 2014, compared with 2013. A higher level of insured exposures, reflecting improvement in some areas of the economy, also favorably affected growth in net written premiums, primarily in our commercial lines insurance segment. The contributions to commercial lines premiums from audits, which are significantly affected by economic trends, are further discussed in Commercial Lines Insurance Results.
Other written premiums – primarily premiums ceded to our reinsurers as part of our reinsurance program – in total reduced 2014 net written premiums by $11 million more than in 2013. A decrease in ceded premiums contributed $22 million to net written premium growth for 2014, compared with 2013. Other written premiums also included a less favorable adjustment for 2014, compared with 2013, for estimated direct written premiums of policies in effect but not yet processed in our commercial lines insurance segment. This written premium adjustment has an immaterial effect on earned premiums.
The table below analyzes premium revenue components and trends. Premium trends by segment are further discussed for the respective property casualty segments.

(Dollars in millions)	Years ended December 31,			2014-2013	2013-2012
	2014	2013	2012	Change %	Change %
Agency renewal written premiums	$3,794	$3,493	$3,138	9	11
Agency new business written premiums	503	543	501	(7)	8
Other written premiums	(154)	(143)	(157)	(8)	9
Net written premiums	4,143	3,893	3,482	6	12
Unearned premium change	(98)	(180)	(138)	46	(30)
Earned premiums	$4,045	$3,713	$3,344	9	11

•
Combined ratio – The 2014 combined ratio rose 1.8 percentage points compared with 2013, as higher weather-related losses largely offset our recent-year initiatives to improve pricing precision and loss experience related to claims and loss control practices. Compared with 2013, the 2014 ratio for natural catastrophe losses rose 0.5 points while the ratio for noncatastrophe weather losses rose 1.0 points. In addition, higher estimates of incurred but not reported (IBNR) losses and loss expenses for our commercial casualty line of business increased our 2014 consolidated property casualty combined ratio by 1.5 points, compared with 2013. We further discuss those ratios and ones related to reserve development in the sections that follow our discussion below in Catastrophe Losses Incurred.

Our statutory combined ratio was 95.1 percent in 2014 compared with 92.7 percent in 2013 and 95.4 percent in 2012. The estimated statutory combined ratio for the property casualty industry, with the industry’s ratio excluding its mortgage and financial guaranty lines of business, was 97.2 percent in 2014, 96.4 percent in 2013 and 102.5 percent in 2012. The contribution of catastrophe losses to our statutory combined ratio was 5.1 percentage points in 2014, 4.6 percentage points in 2013 and 10.0 percentage points in 2012, compared with an industry estimate of 4.4, 3.9 and 8.0 percentage points, respectively. Components of the combined ratio are discussed below, followed by additional discussion by segment.
Catastrophe loss trends are an important factor in assessing trends for overall underwriting results. Our 10-year historical annual average contribution of catastrophe losses to the combined ratio was 6.0 percentage points at December 31, 2014. Our five-year average was 7.4 percentage points.

Cincinnati Financial Corporation - 2014 10-K - Page 61

The following table shows catastrophe losses incurred, net of reinsurance, for the past three years, as well as the effect of loss development on prior period catastrophe reserves. We individually list declared catastrophe events for which our incurred losses reached or exceeded $10 million.
Catastrophe Losses Incurred

(Dollars in millions, net of reinsurance)					Excess
			Commercial	Personal	and surplus
Dates	Events	Regions	lines	lines	lines	Total
2014
Jan. 5-8	Freezing, ice, snow, wind	Midwest, Northeast, South	$45	$24	$1	$70
Apr. 27-May 1	Flood, hail, wind	Midwest, Northeast, South	4	9	—	13
May 10-13	Flood, hail, wind	Midwest	6	7	—	13
May 18-19	Flood, hail, wind	Midwest, South, West	23	19	1	43
Jun. 3-4	Flood, hail, wind	Midwest	9	1	—	10
All other 2014 catastrophes			48	32	1	81
Development on 2013 and prior catastrophes			(15)	(11)	—	(26)
Calendar year incurred total			$120	$81	$3	$204

2013
Mar. 18-19	Hail, wind	South	$4	$7	$—	$11
Apr. 7-11	Hail, lightning, wind	Midwest, West	12	10	—	22
Apr. 16-19	Hail, lightning, wind	Midwest	5	6	—	11
May. 18-20	Hail, lightning, wind	Midwest, Northeast, South	9	1	—	10
May. 28-29	Hail, lightning, wind	South	8	2	1	11
Jun. 24-26	Hail, lightning, wind	Midwest, Northeast	5	6	—	11
Jul. 9-11	Hail, lightning, wind	Midwest, Northeast	5	6	—	11
Jul. 23-24	Hail, lightning, wind	Midwest, South	14	4	—	18
Aug. 6-7	Hail, lightning, wind	Midwest	6	9	—	15
Nov. 17-18	Hail, lightning, wind	Midwest, South	18	17	—	35
All other 2013 catastrophes			28	16	—	44
Development on 2012 and prior catastrophes			(17)	(10)	—	(27)
Calendar year incurred total			$97	$74	$1	$172

2012
Feb. 28-29	Hail, tornado, wind	Midwest	$19	$6	$—	$25
Mar. 2-3	Hail, tornado, wind	Midwest, South	30	48	—	78
Apr. 28-29	Hail, lightning, wind	Midwest, South	53	26	1	80
Jun. 28-Jul. 2	Hail, lightning, wind	Midwest, Northeast, South	39	42	—	81
Jul. 2-4	Hail, lightning, wind	Midwest, Northeast	7	5	—	12
Oct. 28-31	Sandy	Midwest, Northeast, South	20	10	—	30
All other 2012 catastrophes			43	23	1	67
Development on 2011 and prior catastrophes			(17)	(22)	—	(39)
Calendar year incurred total			$194	$138	$2	$334

Cincinnati Financial Corporation - 2014 10-K - Page 62

Consolidated Property Casualty Insurance Loss and Loss Expenses
Loss and loss expenses include both net paid losses and reserve changes for unpaid losses as well as the associated loss expenses. Most of the incurred losses and loss expenses shown in the consolidated property casualty insurance results three-year highlights table are for the respective current accident years, with reserve development on prior accident years shown separately. Since less than half of our consolidated property casualty current accident year incurred losses and loss expenses represents net paid amounts, the majority represents reserves for our estimate of ultimate losses and loss expenses. These reserves develop over time, and we re-estimate previously reported reserves as we learn more about the development of the related claims. The table below illustrates that development. For example, the 66.0 percent accident year 2013 loss and loss expense ratio reported as of December 31, 2013, developed favorably by 1.6 percentage points to 64.4 percent due to claims settling for less than previously estimated, or due to updated reserve estimates for unpaid claims, as of December 31, 2014. Accident years 2013 and 2012 have both developed favorably, as indicated by the progression over time for the ratios in the table.

(Dollars in millions)
Accident year loss and loss expenses incurred and ratios to earned premiums:
Accident year:	2014	2013	2012	2014	2013	2012
as of December 31, 2014	$2,725	$2,391	$2,416	67.4%	64.4%	72.3%
as of December 31, 2013		2,448	2,431		66.0	72.7
as of December 31, 2012			2,533			75.7

Catastrophe loss trends, discussed above, account for much of the movement in current accident year loss and loss expense ratios for years 2012 to 2013, while noncatastrophe weather and higher commercial casualty IBNR, noted above, account for most of the change between 2013 to 2014. Catastrophe losses added 5.7 percentage points in 2014, 5.4 points in 2013 and 11.1 points in 2012 to the respective consolidated property casualty current accident year loss and loss expense ratios in the table above.

The 61.7 percent ratio for current accident year loss and loss expenses before catastrophe losses for 2014 rose 1.1 percentage points compared with the 60.6 percent accident year 2013 ratio measured as of December 31, 2013. Noncatastrophe weather losses and higher commercial casualty IBNR, noted above, largely accounted for the increase and offset favorable effects from initiatives to improve pricing precision and loss experience related to claims and loss control practices.

Reserve development on prior accident years continued to net to a favorable amount in 2014. We recognized $98 million in favorable development in 2014, less benefit than $147 million in 2013 and $396 million in 2012. Of the $49 million decrease in 2014, compared with 2013, $74 million was attributable to our commercial casualty line of business. Approximately 87 percent of our net favorable reserve development on prior accident years recognized during 2014 occurred in our workers’ compensation and commercial property lines of business. In 2013, our commercial casualty and workers' compensation lines of business were responsible for approximately 57 percent of the favorable reserve development. As discussed in Liquidity and Capital Resources, Property Casualty Loss and Loss Expense Obligations and Reserves, Property Casualty Insurance Development of Estimated Reserves by Accident Year, commercial casualty and workers' compensation are considered long-tail lines with potential for revisions inherent in estimating reserves. Favorable development recognized during 2012 was also primarily from our commercial casualty and workers’ compensation lines of business. Development by line of business is further analyzed in Property Casualty Insurance Development of Estimated Reserves by Accident Year.

Cincinnati Financial Corporation - 2014 10-K - Page 63

Consolidated Property Casualty Insurance Losses by Size

(Dollars in millions, net of reinsurance)	Years ended December 31,			2014-2013	2013-2012
	2014	2013	2012	Change %	Change %
Current accident year losses greater than $5,000,000	$30	$23	$22	30	5
Current accident year losses $1,000,000-$5,000,000	172	167	150	3	11
Large loss prior accident year reserve development	7	44	9	(84)	nm
Total large losses incurred	209	234	181	(11)	29
Losses incurred but not reported	133	123	(14)	8	nm
Other losses excluding catastrophe losses	1,660	1,412	1,311	18	8
Catastrophe losses	197	166	321	19	(48)
Total losses incurred	$2,199	$1,935	$1,799	14	8

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year losses greater than $5,000,000	0.7%	0.6%	0.7%	0.1	(0.1)
Current accident year losses $1,000,000-$5,000,000	4.3	4.5	4.5	(0.2)	—
Large loss prior accident year reserve development	0.2	1.2	0.3	(1.0)	0.9
Total large loss ratio	5.2	6.3	5.5	(1.1)	0.8
Losses incurred but not reported	3.3	3.3	(0.4)	—	3.7
Other losses excluding catastrophe losses	41.0	38.0	39.1	3.0	(1.1)
Catastrophe losses	4.9	4.5	9.6	0.4	(5.1)
Total loss ratio	54.4%	52.1%	53.8%	2.3	(1.7)

In 2014, total large losses incurred decreased by $25 million or 11 percent, net of reinsurance. The corresponding ratio decreased 1.1 percentage points. Large loss trends are further analyzed in the segment discussion and analysis that follows discussion of consolidated property casualty results. Our analysis of large losses incurred indicated no unexpected concentration of these losses and reserve increases by geographic region, policy inception, agency or field marketing territory. We believe the inherent volatility of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the volatility in addition to general inflationary trends in loss costs.

Consolidated Property Casualty Insurance Underwriting Expenses

(Dollars in millions)	Years ended December 31,			2014-2013	2013-2012
	2014	2013	2012	Change %	Change %
Commission expenses	$744	$705	$635	6	11
Other underwriting expenses	478	462	425	3	9
Policyholder dividends	16	16	16	0	0
Total underwriting expenses	$1,238	$1,183	$1,076	5	10

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Commission expense	18.4%	19.0%	19.0%	(0.6)	0.0
Other underwriting expense	11.8	12.5	12.7	(0.7)	(0.2)
Policyholder dividends	0.4	0.4	0.5	0.0	(0.1)
Total underwriting expense ratio	30.6%	31.9%	32.2%	(1.3)	(0.3)

Consolidated property casualty commission expenses rose $39 million or 6 percent in 2014, with profit-sharing commissions for agencies rising by $10 million. Commission expenses as a percent of earned premiums resulted in a ratio that was 0.6 percentage points lower than in 2013, primarily due to lower commission rates for selected personal lines insurance products, beginning in March of 2014. The 2014 ratio for other underwriting expenses was 0.7 percentage-points lower than 2013, reflecting a 9 percent increase in earned premiums that was higher than the

Cincinnati Financial Corporation - 2014 10-K - Page 64

3 percent increase in those expenses. During 2014, we continued to carefully manage expenses by keeping growth of other underwriting expenses at a pace slower than premium growth.

Commission expenses include our profit-sharing commissions, which are primarily based on one-year and three-year profitability of an agency’s business. The aggregate profit trend for agencies that earn these profit-based commissions can differ from the aggregate profit trend for all agencies reflected in our consolidated property casualty results.

Salaries, benefits and payroll taxes for our associates account for approximately half of our property casualty other underwriting expenses. Most of our associates either provide direct service to the property casualty portion of our agencies’ businesses or provide support to those associates. Since the end of 2009, the total number of associates, on a consolidated basis, rose by 3 percent, reflecting careful management of our noncommission expenses during a period of significant premium growth. The total number of field associates providing direct service to agencies rose by 12 percent, reflecting our emphasis on providing excellent service in addition to territory expansion.

Discussions below of our property casualty insurance segments provide additional detail about our results.

Cincinnati Financial Corporation - 2014 10-K - Page 65

Commercial Lines Insurance Results

Overview – Three-Year Highlights

(Dollars in millions)	Years ended December 31,			2014-2013	2013-2012
	2014	2013	2012	Change %	Change %
Earned premiums	$2,856	$2,636	$2,383	8	11
Fee revenues	4	3	4	33	(25)
Total revenues	2,860	2,639	2,387	8	11
Loss and loss expenses from:
Current accident year before catastrophe losses	1,734	1,577	1,501	10	5
Current accident year catastrophe losses	135	114	211	18	(46)
Prior accident years before catastrophe losses	(42)	(78)	(275)	46	72
Prior accident years catastrophe losses	(15)	(17)	(17)	12	0
Total loss and loss expenses	1,812	1,596	1,420	14	12
Underwriting expenses	902	857	786	5	9
Underwriting profit	$146	$186	$181	(22)	3
Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	60.7%	59.8%	62.9%	0.9	(3.1)
Current accident year catastrophe losses	4.8	4.3	8.9	0.5	(4.6)
Prior accident years before catastrophe losses	(1.5)	(3.0)	(11.6)	1.5	8.6
Prior accident years catastrophe losses	(0.5)	(0.6)	(0.7)	0.1	0.1
Total loss and loss expense	63.5	60.5	59.5	3.0	1.0
Underwriting expense	31.6	32.5	33.0	(0.9)	(0.5)
Combined ratio	95.1%	93.0%	92.5%	2.1	0.5

Combined ratio:	95.1%	93.0%	92.5%	2.1	0.5
Contribution from catastrophe losses and prior years reserve development	2.8	0.7	(3.4)	2.1	4.1
Combined ratio before catastrophe losses and prior years reserve development	92.3%	92.3%	95.9%	0.0	(3.6)

Performance highlights for the commercial lines insurance segment include:

•
Premiums – Earned premiums and net written premiums each rose again in 2014, primarily due to a $207 million increase in renewal written premiums, which continued to reflect improved pricing. New business written premiums in 2014 were down $31 million, or 8 percent, compared with the record-high amount we reported in 2013.

•
Combined ratio – The 2014 combined ratio rose 2.1 percentage points compared with 2013, largely reflecting a 0.6 percentage-point increase in the ratio for natural catastrophe losses and a 1.0 point increase for noncatastrophe weather losses. Those unfavorable weather effects somewhat offset benefits from higher pricing and from recent-year initiatives to improve pricing precision and loss experience related to claims and loss control practices. Development on prior accident years’ loss and loss expense reserves before catastrophes during 2014 was 1.5 percentage points less favorable than in 2013, including 0.7 points from re-estimates of IBNR reserves for losses and loss expenses.

Our largest commercial line of business, commercial casualty, experienced an increase in its 2014 total loss and loss expense ratio. While that line was still profitable in 2014, its higher ratio had the effect of increasing our 2014 commercial lines insurance segment total loss and loss expense ratio by 4.2 percentage points, compared with 2013. As a percentage of its $938 million in 2014 earned premiums, our commercial casualty line of business experienced ratio increases of 1.6 points for paid losses and loss expenses for accident years three or more years ago in aggregate and 6.2 points for estimates of IBNR losses and loss expenses for all accident years in aggregate.

Cincinnati Financial Corporation - 2014 10-K - Page 66

As discussed in Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, stable historical paid loss patterns are a key assumption used to make projections necessary for estimating IBNR reserves. During 2014, paid losses for commercial casualty, especially related to a few umbrella liability claims, emerged at levels higher than we expected, particularly for accident years 2005 and 2007. Considering that new data, we estimated commercial casualty IBNR reserves for subsequent accident years at levels more likely to be adequate, compared with estimates at the end of 2013.
Pricing precision and other initiatives to improve commercial lines underwriting profitability complement our business practices that continue to leverage the local presence of our field staff. Field marketing representatives meet with local agencies to assess each risk, determine limits of insurance and establish appropriate terms and conditions. They continue to underwrite new business while field loss control, machinery and equipment and claims representatives continue to conduct on-site inspections. Field claims representatives also assist underwriters by preparing full reports on their first-hand observations of risk quality.
Our commercial lines statutory combined ratio was 94.3 percent in 2014 compared with 91.8 percent in 2013 and 92.1 percent in 2012. The estimated commercial lines combined ratios for the industry were 97.7 percent in 2014, 98.3 percent in 2013 and 104.4 percent in 2012. The industry’s ratios exclude its mortgage and financial guaranty lines of business. The contribution of catastrophe losses to our commercial lines statutory combined ratio was 4.3 percentage points in 2014, 3.7 percentage points in 2013 and 8.2 percentage points in 2012, compared with industry estimates of 3.5, 3.5 and 7.4 percentage points, respectively.

Commercial Lines Insurance Premiums

(Dollars in millions)	Years ended December 31,			2014-2013	2013-2012
	2014	2013	2012	Change %	Change %
Agency renewal written premiums	$2,678	$2,471	$2,229	8	11
Agency new business written premiums	360	391	352	(8)	11
Other written premiums	(116)	(102)	(122)	(14)	16
Net written premiums	2,922	2,760	2,459	6	12
Unearned premium change	(66)	(124)	(76)	47	(63)
Earned premiums	$2,856	$2,636	$2,383	8	11

We continue to refine our use of predictive analytics tools to improve pricing precision as we further segment commercial lines policies, emphasizing identification and retention of policies we believe have relatively stronger price adequacy. These tools better align individual insurance policy pricing to risk attributes, providing our underwriters with enhanced abilities to target profitability and to discuss pricing impacts with agency personnel. We also continue to leverage our local relationships with agents through the efforts of our teams that work closely with them. We believe our field focus is unique and has several advantages, including providing us with quality intelligence on local market conditions. We seek to maintain appropriate pricing discipline for both new and renewal business as management emphasizes the importance of our agencies and underwriters assessing account quality to make careful decisions on a case-by-case basis whether to write or renew a policy. Rate credits may be used to retain renewals of quality business and to earn new business, but we do so selectively in order to avoid commercial accounts that we believe have insufficient profit margins.

Our 8 percent increase in 2014 agency renewal written premiums largely reflected higher pricing and improving economic conditions. We measure average changes in commercial lines renewal pricing as the rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies. In 2014, our standard commercial lines policies averaged an estimated pricing change that increased near the high end of the low-single-digit range, compared with a mid-single-digit range in both 2013 and 2012. The average pricing change for policies renewed during 2011 was slightly positive, near the low end of the low-single-digit range. For policies renewed during both 2010 and 2009, the typical pricing change was a decline, on average, in the low-single-digit range. Our average commercial lines pricing change includes the flat pricing effect of certain coverages within package policies written for a three-year term that were in force but did not expire during the period being measured. Therefore, the average commercial lines pricing change we report reflects a blend of policies that did not expire and other policies that did expire during the measurement period.

Cincinnati Financial Corporation - 2014 10-K - Page 67

For only those commercial lines policies that did expire and were then renewed during 2014, we estimate that the average price increase was in the mid-single-digit range, slightly lower than in 2013, with smaller commercial property policies again experiencing average renewal price percentage increases near the upper end of the high-single-digit range. During 2014, we continued to further segment our commercial lines policies, emphasizing identification and retention of policies we believed had relatively stronger price adequacy. Conversely, we continued to seek more aggressive renewal terms and conditions on policies we believed had relatively weaker pricing, in turn retaining fewer of those policies. As a result, the average change in commercial lines renewal pricing tended to be lower than in 2013.

In recent years prior to 2011, our agency renewal written premium trends included an unfavorable effect from the economic downturn and slow recovery in various regions. Each year since then, the effect was favorable. Changes in the economy affect insured exposures that directly relate to premium amounts for any given policy. For commercial accounts, we usually calculate initial estimates for general liability premiums based on estimated sales or payroll volume, while we calculate workers’ compensation premiums based on estimated payroll volume. A change in sales or payroll volume generally indicates a change in demand for a business’s goods or services, as well as a change in its exposure to risk. Policyholders who experience sales or payroll volume changes due to economic factors may also have other exposures requiring insurance, such as commercial auto or commercial property. Premium levels for these other types of coverages generally are not linked directly to sales or payroll volumes.

Premiums resulting from audits of actual sales or payrolls that confirmed or adjusted initial premium estimates have had a mixed effect on premium trends in recent years. On an earned premium basis for our commercial lines insurance segment, audits contributed $5 million to the $220 million earned premiums increase in 2014, negative $3 million of the $253 million earned premiums increase in 2013 and $35 million of the $186 million earned premiums increase in 2012. On a net written premium basis, audits contributed $9 million of the $162 million net written premiums increase in 2014, $12 million of the $301 million net written premiums increase in 2013 and $30 million of the $241 million net written premiums increase in 2012.

In 2014, our commercial lines new business premiums written by our agencies decreased 8 percent or $31 million, compared with 2013. Commercial lines new business premiums written rose 11 percent in 2013 to a record-high amount of $391 million. In 2014, our workers' compensation line of business decreased by $18 million, reflecting strong competition in the marketplace and accounting for much of the $31 million commercial lines decrease. For new business, our field associates are frequently in our agents’ offices to: help judge the quality of each account; emphasize the Cincinnati value proposition; call on sales prospects with those agents; carefully evaluate risk exposure; and provide their best quotes. Some of our new business comes from accounts that are not new to the agent. We believe these seasoned accounts tend to be priced more accurately than business that is new to us and the agency. As we appoint new agencies who choose to move accounts to us, we report these accounts as new business to us.

New business premium volume in recent years has been significantly influenced by new agency appointments. All agencies appointed since the beginning of 2013 produced commercial lines new business written premiums of $24 million during 2014, up $17 million from what they produced during 2013, while all other agencies contributed the remaining $336 million, down $48 million from the $384 million they produced in 2013.

Other written premiums – primarily premiums ceded to our reinsurers as part of our reinsurance program – in total reduced our 2014 commercial lines net written premiums by $14 million more than in 2013. A decrease in ceded premiums contributed $19 million to net written premium growth for 2014, compared with 2013. Other written premiums also included a less favorable adjustment for 2014, compared with 2013, for estimated direct written premiums of policies in effect but not yet processed. This written premium adjustment had an immaterial effect on earned premiums.

Commercial Lines Insurance Loss and Loss Expenses
Loss and loss expenses include both net paid losses and reserve changes for unpaid losses as well as the associated loss expenses. Most of the incurred losses and loss expenses shown in the commercial lines insurance segment three-year highlights table are for the respective current accident years, with reserve development on prior accident years shown separately. Since less than half of our commercial lines insurance segment current accident year incurred losses and loss expenses represents net paid amounts, the majority represents reserves for our estimate of ultimate losses and loss expenses. These reserves develop over time, and we re-estimate previously

Cincinnati Financial Corporation - 2014 10-K - Page 68

reported reserves as we learn more about the development of the related claims. The table below illustrates that development. For example, the 64.1 percent accident year 2013 loss and loss expense ratio reported as of December 31, 2013, developed favorably by 1.2 percentage points to 62.9 percent due to claims settling for less than previously estimated, or due to updated reserve estimates for unpaid claims, as of December 31, 2014. Accident years 2013 and 2012 for the commercial lines insurance segment have both developed favorably, as indicated by the progression over time for the ratios in the table.

(Dollars in millions)
Accident year loss and loss expenses incurred and ratios to earned premiums:
Accident year:	2014	2013	2012	2014	2013	2012
as of December 31, 2014	$1,869	$1,658	$1,639	65.5%	62.9%	68.8%
as of December 31, 2013		1,691	1,646		64.1	69.1
as of December 31, 2012			1,712			71.8

Catastrophe losses, as discussed in Consolidated Property Casualty Insurance Results, explain much of the movement in current accident year loss and loss expense ratios for accident years 2012 through 2014. Catastrophe losses added 4.8 percentage points in 2014, 4.3 points in 2013 and 8.9 points in 2012 to the respective commercial lines current accident year loss and loss expense ratios in the table above.

The 60.7 percent ratio for current accident year loss and loss expenses before catastrophe losses for 2014 rose 0.9 percentage points compared with the 59.8 percent accident year 2013 ratio measured as of December 31, 2013. Noncatastrophe weather losses, noted above, accounted for much of the increase and helped offset favorable effects from initiatives to improve pricing precision and loss experience related to claims and loss control practices. Large losses, described below, and the corresponding ratios for new losses above $1 million, contributed a 0.3 percentage-point increase to the 2014 ratio.

Commercial lines reserve development on prior accident years of $57 million in 2014 continued to net to a favorable amount, but represented a smaller benefit than the $95 million recognized in 2013. The $38 million decrease in 2014 included $74 million from our commercial casualty line of business. More than 85 percent of our commercial lines reserve net favorable development on prior accident years recognized during 2014 occurred in our workers’ compensation line of business. Favorable development recognized during 2013 and 2012 was mostly from our commercial casualty and workers’ compensation lines of business. Development by line of business and other trends for commercial lines loss and loss expenses and the related ratios are further analyzed in Commercial Lines of Business Analysis and in Liquidity and Capital Resources, Property Casualty Insurance Development of Estimated Reserves by Accident Year.

Cincinnati Financial Corporation - 2014 10-K - Page 69

Commercial Lines Insurance Losses by Size

(Dollars in millions, net of reinsurance)	Years ended December 31,			2014-2013	2013-2012
	2014	2013	2012	Change %	Change %
Current accident year losses greater than $5,000,000	$30	$23	$22	30	5
Current accident year losses $1,000,000-$5,000,000	149	132	117	13	13
Large loss prior accident year reserve development	7	36	15	(81)	nm
Total large losses incurred	186	191	154	(3)	24
Losses incurred but not reported	90	125	(7)	(28)	nm
Other losses excluding catastrophe losses	1,096	923	841	19	10
Catastrophe losses	114	93	187	23	(50)
Total losses incurred	$1,486	$1,332	$1,175	12	13

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year losses greater than $5,000,000	1.0%	0.9%	0.9%	0.1	0.0
Current accident year losses $1,000,000-$5,000,000	5.2	5.0	4.9	0.2	0.1
Large loss prior accident year reserve development	0.3	1.4	0.6	(1.1)	0.8
Total large loss ratio	6.5	7.3	6.4	(0.8)	0.9
Losses incurred but not reported	3.1	4.8	(0.2)	(1.7)	5.0
Other losses excluding catastrophe losses	38.4	35.0	35.3	3.4	(0.3)
Catastrophe losses	4.0	3.5	7.8	0.5	(4.3)
Total loss ratio	52.0%	50.6%	49.3%	1.4	1.3

In 2014, total large losses incurred decreased by $5 million or 3 percent, net of reinsurance. The corresponding ratio decreased 0.8 percentage points. The 2014 decreases on both a dollar and ratio basis were largely due to lower amounts for our workers' compensation line of business and were somewhat offset by higher large losses for our commercial casualty and commercial property lines of business. In 2013, the total large losses incurred ratio was higher than it was in 2012, primarily due to higher large losses for commercial property. Our analysis indicated no unexpected concentration of these losses and reserve increases by geographic region, policy inception, agency or field marketing territory. We believe the inherent volatility of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the volatility in addition to general inflationary trends in loss costs.

Commercial Lines Insurance Underwriting Expenses

(Dollars in millions)	Years ended December 31,			2014-2013	2013-2012
	2014	2013	2012	Change %	Change %
Commission expenses	$526	$492	$442	7	11
Other underwriting expenses	360	349	328	3	6
Policyholder dividends	16	16	16	0	0
Total underwriting expenses	$902	$857	$786	5	9
Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Commission expense	18.4%	18.7%	18.6%	(0.3)	0.1
Other underwriting expense	12.7	13.2	13.7	(0.5)	(0.5)
Policyholder dividends	0.5	0.6	0.7	(0.1)	(0.1)
Total underwriting expense ratio	31.6%	32.5%	33.0%	(0.9)	(0.5)

Commercial lines commission expenses as a percent of earned premiums were slightly lower in 2014, compared with 2013. The ratio increased slightly during 2013, compared with 2012. The 2014 and 2013 ratios for other underwriting expenses each decreased by 0.5 percentage points, as earned premiums grew faster than expenses.

Cincinnati Financial Corporation - 2014 10-K - Page 70

Commercial Lines of Business Analysis
Approximately 95 percent of our commercial lines premiums relate to accounts with coverages from more than one of our business lines. As a result, we believe that the commercial lines insurance segment is best measured and evaluated on a segment basis. However, we provide line-of-business data to analyze growth and profitability trends separately for each line.

For 2014, commercial casualty, our largest line of business representing over 30 percent of earned premiums for our commercial lines insurance segment, continued to be profitable, based on the total loss and loss expense ratio. Commercial auto, representing approximately 18 percent of earned premiums for our commercial lines insurance segment, was the only commercial line of business with a 2014 total loss and loss expense ratio significantly higher than we desired. As discussed below, we are taking actions to improve commercial auto pricing to benefit future profitability trends.

Commercial Casualty

(Dollars in millions)	Years ended December 31,			2014-2013	2013-2012
	2014	2013	2012	Change %	Change %
Written premiums	$969	$897	$793	8	13
Earned premiums	938	856	767	10	12

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	59.4%	56.0%	64.1%	3.4	(8.1)
Current accident year catastrophe losses	—	—	—	0.0	0.0
Prior accident years before catastrophe losses	0.5	(8.2)	(23.1)	8.7	14.9
Prior accident years catastrophe losses	—	—	—	0.0	0.0
Total loss and loss expense ratio	59.9%	47.8%	41.0%	12.1	6.8

Commercial casualty has experienced a satisfactory total loss and loss expense ratio for many years. Premium growth continued in 2014, largely due to higher pricing and an increase in premiums from audits that confirmed or adjusted initial premium estimates. Premium growth in 2013 was largely due to the same factors as in 2014, plus help from new business written premiums that increased more than 15 percent.

The 2014 total loss and loss expense ratio rose 12.1 percentage points, primarily due to the absence of a benefit from favorable development on prior accident year reserves. As discussed above in the overview section of Commercial Lines Insurance Results, our commercial casualty line experienced a 1.6 point increase in its paid loss and loss expense ratio for cumulative accident years three or more years old, resulting in a significant increase in estimates for IBNR losses and loss expenses for all prior accident years in total. This line of business experienced favorable reserve development in 2013 at a satisfactory level, though less than in 2012. Moderation in loss cost trends, particularly for umbrella liability coverage included in many commercial package accounts, had a larger than usual effect in 2012. Development trends are further discussed in Liquidity and Capital Resources, Property Casualty Insurance Development of Estimated Reserves by Accident Year.

Cincinnati Financial Corporation - 2014 10-K - Page 71

Commercial Property

(Dollars in millions)	Years ended December 31,			2014-2013	2013-2012
	2014	2013	2012	Change %	Change %
Written premiums	$776	$673	$573	15	17
Earned premiums	728	623	545	17	14

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	51.0%	50.7%	46.1%	0.3	4.6
Current accident year catastrophe losses	14.3	14.9	31.7	(0.6)	(16.8)
Prior accident years before catastrophe losses	(2.9)	(1.3)	(3.1)	(1.6)	1.8
Prior accident years catastrophe losses	(1.8)	(2.3)	(1.8)	0.5	(0.5)
Total loss and loss expense ratio	60.6%	62.0%	72.9%	(1.4)	(10.9)

Commercial property net written premiums and earned premiums rose significantly in both 2014 and 2013, largely due to higher pricing, rising insured exposures and migrating certain polices formerly in our other commercial lines category. That ongoing migration pertains to property coverages in CinciPakTM, a newer program designed to replace many of our former specialty products. Premium growth initiatives had a significant effect in 2013, as new business written premiums increased nearly 15 percent.

The total loss and loss expense ratio improved 1.4 percentage points in 2014, compared with 2013, primarily due to more favorable development on prior accident year reserves before catastrophe losses. Higher pricing and profit improvement initiatives described below contributed to the ratio improvement, but were somewhat offset by a 2.9 percentage point increase in the ratio for noncatastrophe weather losses. The total loss and loss expense ratio improved 10.9 percentage points in 2013, compared with 2012, primarily due to lower catastrophe losses.

In addition to ongoing improvements in pricing precision and segmentation, we believe our property loss and loss expense ratio improvement is in part due to increased use of property inspections and similar loss control efforts. More specialization among selected claims associates and increased use of higher minimum loss deductible amounts, including per-building and wind or hail deductibles, also contributed to the improvement of those ratios.

Commercial Auto

(Dollars in millions)	Years ended December 31,			2014-2013	2013-2012
	2014	2013	2012	Change %	Change %
Written premiums	$548	$507	$444	8	14
Earned premiums	528	479	426	10	12

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	68.7%	67.8%	70.7%	0.9	(2.9)
Current accident year catastrophe losses	0.9	0.7	1.3	0.2	(0.6)
Prior accident years before catastrophe losses	7.4	0.4	(0.1)	7.0	0.5
Prior accident years catastrophe losses	(0.1)	(0.2)	(0.2)	0.1	0.0
Total loss and loss expense ratio	76.9%	68.7%	71.7%	8.2	(3.0)

Commercial auto net written premiums and earned premiums rose in 2014 and 2013, largely due to higher pricing in both years. New business written premiums rose nearly 15 percent in 2013, reflecting premium growth initiatives.

The 2014 total loss and loss expense ratio rose 8.2 percentage points in 2014, compared with 2013. That increase was largely due to an increase of 7.0 points in unfavorable development on prior accident year reserves before catastrophe losses, including 4.7 points attributable to case incurred experience on known claims and 2.3 points attributable to IBNR reserves. As part of the U.S. economic recession of a few years ago, slowing business activity influenced our estimates of reserves for ultimate losses and loss expenses during that period. As the economy slowly recovered, we believe we were slow to recognize some of the higher loss cost effects in current accident

Cincinnati Financial Corporation - 2014 10-K - Page 72

year reserve estimates for at least part of that period. As claims that occurred during that period have become more mature, paid and reported loss cost trends resulted in us increasing our reserve estimates for claims that have not yet been settled. The 2013 ratio improved, compared with 2012, primarily due to a lower ratio for current accident year losses and loss expenses. We believe that reflected better pricing precision and other initiatives to improve profitability.

During 2013 and 2014, a multi-department, multi-disciplinary taskforce studied and began implementing initiatives to improve our commercial auto profitability, similar to the approach we used to improve workers’ compensation results. Important initiatives include additional education for underwriting associates and more focus on factors to improve pricing precision. These factors include improving premium rate classification and using other rating variables in risk selection and pricing, plus further automating collection of key rating variables.

Workers’ Compensation

(Dollars in millions)	Years ended December 31,			2014-2013	2013-2012
	2014	2013	2012	Change %	Change %
Written premiums	$365	$374	$341	(2)	10
Earned premiums	370	365	344	1	6

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	77.8%	78.0%	83.0%	(0.2)	(5.0)
Current accident year catastrophe losses	—	—	—	0.0	0.0
Prior accident years before catastrophe losses	(13.9)	(3.9)	(21.5)	(10.0)	17.6
Prior accident years catastrophe losses	—	—	—	0.0	0.0
Total loss and loss expense ratio	63.9%	74.1%	61.5%	(10.2)	12.6

Workers’ compensation net written premiums decreased in 2014, while earned premiums rose slightly. Both increased in 2013. Average renewal pricing rose in both 2014 and 2013, but an $18 million decrease in new business written premiums in 2014 offset the effect of price increases, netting to the decrease in net written premiums. New business written premiums contributed nearly half of the increase in 2013 net written premiums.

The 2014 total loss and loss expense ratio improved compared with 2013, primarily due to more benefit from favorable development on prior accident year reserves. We believe our workers' compensation results continue to reflect ongoing benefits of profit improvement initiatives that began in 2009, including using a predictive modeling tool to improve risk selection and pricing precision, adding staff specializing in workers’ compensation risks and direct reporting of workers’ compensation claims. Direct reporting allows us to quickly obtain detailed information from policyholders to promptly assign the appropriate level of claims handling expertise to each case. Obtaining more information sooner for specific claims allows for medical care appropriate to the nature of each injury, benefiting injured workers, employers and agents while ultimately lowering overall loss costs. In addition, our medical provider bill review process continues to provide significant savings compared with initial charges by providers.

The 2013 total loss and loss expense ratio rose, compared with 2012, reflecting less benefit from favorable development on prior accident year reserves. Reserves were added during 2013 for older, pre-2009 accident years, reflecting paid loss data indicating it is taking longer to pay out older claims. Because some open workers’ compensation claims extend beyond 30 years, a small assumption change for the average life of a claim can add up to a considerable reserve amount recognized in any given period.

Development trends are further discussed in Liquidity and Capital Resources, Property Casualty Insurance Development of Estimated Reserves by Accident Year. The workers’ compensation business line includes our longest tail exposures, making initial estimates of accident year loss and loss expenses incurred more uncertain. Due to the lengthy payout period of workers’ compensation claims, small shifts in medical cost inflation and payout periods could have a significant effect on our potential future liability compared with our current projections.

Cincinnati Financial Corporation - 2014 10-K - Page 73

Other Commercial Lines

(Dollars in millions)	Years ended December 31,			2014-2013	2013-2012
	2014	2013	2012	Change %	Change %
Written premiums	$264	$309	$308	(15)	0
Earned premiums	292	313	301	(7)	4

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	53.4%	55.3%	56.8%	(1.9)	(1.5)
Current accident year catastrophe losses	9.2	5.8	11.0	3.4	(5.2)
Prior accident years before catastrophe losses	(4.8)	3.8	(2.3)	(8.6)	6.1
Prior accident years catastrophe losses	(0.7)	(0.6)	(2.3)	(0.1)	1.7
Total loss and loss expense ratio	57.1%	64.3%	63.2%	(7.2)	1.1

Other commercial lines includes policies with various insurance coverages, including various specialty packages designed for certain classes of business. Also included are policies providing management liability or surety coverages, in addition to policies with specific coverages for machinery and equipment. In recent years prior to 2014, we separately reported more detailed results for these various types of policies.

Net written premiums and earned premiums for our other commercial lines decreased in 2014, driven by a decrease in our specialty packages policies. Premiums for specialty packages decreased largely due to the introduction of CinciPak, a newer program designed to replace many of our specialty products. Premiums for CinciPak are included in our commercial casualty or commercial property lines of business.

The total loss and loss expense ratio for other commercial lines improved in 2014, compared with 2013. The 2014 improvement was primarily due to more benefit from favorable development on prior accident year reserves. That ratio rose modestly in 2013, compared with 2012, when less benefit from favorable development on prior accident year reserves more than offset lower catastrophe losses. Development on prior accident year reserves was unfavorable in 2013, largely due to experience with our management liability policies. Prior accident year reserve development has been volatile for this business in recent years, reflecting varying loss experience for director and officer liability related to financial institutions we insured during the U.S. credit crisis of 2008. We described how we manage the potentially high risk of writing director and officer liability in Item 1, Commercial Lines Insurance Segment.

Commercial Lines Insurance Outlook
Net written premiums for the commercial lines industry, excluding its mortgage and financial guaranty lines of business, are projected to increase approximately 3 percent in 2015, with the industry statutory combined ratio estimated at approximately 100 percent. Over the past several years, renewal and new business pricing has experienced significant competitive pressure, reinforcing the need for more pricing analytics and careful risk selection. While competition remains intense, industrywide commercial lines market pricing turned positive toward the end of 2011 and continued to firm in 2012 and 2013, according to several industry surveys. Average renewal pricing for our commercial lines insurance segment generally followed a similar trend. Opinions continue to vary, according to a variety of reports that focus on the commercial lines market, regarding the sustainability of improved pricing. According to A.M. Best, commercial lines pricing is expected to continue experiencing pressure during 2015. Despite challenging market conditions, we believe we can manage our business and execute strategic initiatives to offset market pressures to some extent and profitably grow our commercial lines insurance segment.

While our commercial lines new business written premiums were down in 2014, compared with 2013, we continued to increase pricing. That indicates continued improvement in our book of business. We believe that competition increased somewhat in 2014, compared with the previous few years. For 2015, it remains to be seen how that will play out, despite opinions about generally softening pricing in the commercial lines market.

Cincinnati Financial Corporation - 2014 10-K - Page 74

We intend to keep marketing our products to a broad range of business classes with a package approach, while also continuing to improve our pricing precision. We intend to maintain our underwriting selectivity and carefully manage our rate levels as well as our programs that seek to accurately match exposures with appropriate premiums. We will continue to evaluate each risk individually and to make decisions about rates, the use of three-year commercial policies and other policy conditions on a case-by-case basis, even in lines and classes of business that are under competitive pressure. We believe that our initiatives to improve pricing precision and lower loss costs will continue to benefit commercial lines profitability during 2015, and that recent-year premium growth initiatives will continue to increase commercial lines premiums.

In Item 1, Our Business and Our Strategy, Strategic Initiatives, we discuss the initiatives we are implementing to achieve our corporate performance objectives. We discuss factors influencing future results of our property casualty insurance operations in the Executive Summary.

Cincinnati Financial Corporation - 2014 10-K - Page 75

Personal Lines Insurance Results

Overview – Three-Year Highlights

(Dollars in millions)	Years ended December 31,			2014-2013	2013-2012
	2014	2013	2012	Change %	Change %
Earned premiums	$1,041	$961	$868	8	11
Fee revenues	2	1	2	100	(50)
Total revenues	1,043	962	870	8	11
Loss and loss expenses from:
Current accident year before catastrophe losses	660	594	591	11	1
Current accident year catastrophe losses	92	84	160	10	(48)
Prior accident years before catastrophe losses	(1)	(29)	(77)	97	62
Prior accident years catastrophe losses	(11)	(10)	(22)	(10)	55
Total loss and loss expenses	740	639	652	16	(2)
Underwriting expenses	293	290	261	1	11
Underwriting profit (loss)	$10	$33	$(43)	(70)	nm

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	63.4%	61.9%	68.2%	1.5	(6.3)
Current accident year catastrophe losses	8.8	8.8	18.4	0.0	(9.6)
Prior accident years before catastrophe losses	(0.1)	(3.0)	(8.9)	2.9	5.9
Prior accident years catastrophe losses	(1.0)	(1.1)	(2.5)	0.1	1.4
Total loss and loss expense	71.1	66.6	75.2	4.5	(8.6)
Underwriting expense	28.1	30.2	30.1	(2.1)	0.1
Combined ratio	99.2%	96.8%	105.3%	2.4	(8.5)

Combined ratio:	99.2%	96.8%	105.3%	2.4	(8.5)
Contribution from catastrophe losses and prior years reserve development	7.7	4.7	7.0	3.0	(2.3)
Combined ratio before catastrophe losses and prior years reserve development	91.5%	92.1%	98.3%	(0.6)	(6.2)

Performance highlights for the personal lines insurance segment include:

•
Premiums – Earned premiums and net written premiums continued to grow in 2014, primarily due to higher renewal written premiums that included price increases. Renewal written premiums rose 8 percent in 2014, following an increase of 11 percent in 2013.

•
Combined ratio – The 2014 combined ratio rose 2.4 percentage points compared with 2013, largely due to a 1.4 percentage-point increase in noncatastrophe weather losses that were not identified as part of designated catastrophe event for the property casualty industry. That unfavorable weather effect somewhat offset benefits from a 2.1 percentage-point improvement in the underwriting expense ratio, primarily from lower commission rates for selected personal lines insurance products. Development on prior accident years’ loss and loss expense reserves before catastrophes during 2014 was 2.9 percentage points less favorable than in 2013, primarily due to increased estimates of reserves for personal umbrella liability coverage.

In recent years, we have increased our use of pricing precision and implemented numerous rate increases to improve our personal lines insurance segment results. To improve results, we also made more use of higher minimum loss deductibles and nonrenewed more policies in selected areas more prone to natural catastrophes. We have worked to improve our geographic diversification by expanding our personal lines operation to several states less prone to catastrophes.
Our personal lines statutory combined ratio was 99.1 percent in 2014, up from 96.3 percent in 2013 but improved from 104.0 percent in 2012. By comparison, the estimated industry personal lines combined ratio was 98.4 percent in 2014, 97.5 percent in 2013 and 101.3 percent in 2012. Our concentration of business in areas affected by catastrophe events contributed to recent-year results that differed from the overall industry, an issue

Cincinnati Financial Corporation - 2014 10-K - Page 76

we are addressing in part through gradual geographic expansion. The contribution of catastrophe losses to our personal lines statutory combined ratio was 7.8 percentage points in 2014, 7.7 percentage points in 2013 and 15.9 percentage points in 2012, compared with an industry estimate of 5.5, 4.3 and 7.4 percentage points, respectively.

Personal Lines Insurance Premiums

(Dollars in millions)	Years ended December 31,			2014-2013	2013-2012
	2014	2013	2012	Change %	Change %
Agency renewal written premiums	$1,005	$928	$836	8	11
Agency new business written premiums	92	110	111	(16)	(1)
Other written premiums	(29)	(33)	(29)	12	(14)
Net written premiums	1,068	1,005	918	6	9
Unearned premium change	(27)	(44)	(50)	39	12
Earned premiums	$1,041	$961	$868	8	11

Personal lines insurance is a strategic component of our overall relationship with most of our agencies and is an important component of our agencies’ relationships with their clients. We believe agents recommend our personal insurance products for their clients who seek to balance quality and price and who are attracted by our superior claims service and the benefits of our package approach. We also believe our efforts to continue improving pricing precision are helping us attract and retain more of our agencies’ preferred business, while also obtaining higher rates for more thinly-priced business. Our progress toward improved geographic diversification is reflected in part through premium growth trends. Personal lines earned premiums in our four highest volume states increased in aggregate by 4 percent in 2014, while premiums for the remaining states that include our newer areas of operation increased 13 percent in aggregate.

The 8 percent increase in agency renewal written premiums in 2014 and the 11 percent increase in 2013 largely reflected various rate changes during recent years. Beginning in the fourth quarter of 2014, rate increases for our homeowner line of business averaged approximately 4 percent. That average varied widely by state, according to current rate level indications that help determine appropriate premium rates. The increases followed rate changes over several successive years averaging percentages in a high-single-digit range for states representing the majority of our personal lines business.

In 2014, we implemented rate changes for our personal auto line of business in the majority of the 30 states where we market personal auto policies. The average rate change was an increase near the high end of the low-single-digit range, with some individual policies experiencing lower or higher rate changes based on enhanced pricing precision enabled by predictive models. Rate changes for personal auto implemented in several recent years, beginning in 2010, each represented an annual average rate increase in the low-single-digit range.

Personal lines new business written premiums were down in 2014, compared with 2013. The downward trend began in the second half of 2013 and was expected due to our higher premium rates and underwriting actions such as expanded use of actual cash value loss settlement for older roofs. For the majority of states where we market personal lines policies, those underwriting actions were effective beginning April 1, 2013.

Other written premiums primarily consist of premiums that are ceded to reinsurers and that lower our net written premiums. Other written premiums contributed to 2014 net written premium growth by $4 million more than in 2013.

Personal Lines Insurance Loss and Loss Expenses
Loss and loss expenses include both net paid losses and reserve changes for unpaid losses as well as the associated loss expenses. Most of the incurred losses and loss expenses shown in the personal lines insurance segment three-year highlights table are for the respective current accident years, with reserve development on prior accident years shown separately. Since approximately two-thirds of our personal lines current accident year incurred losses and loss expenses represent net paid amounts, the remaining one-third represents reserves for our estimate of ultimate losses and loss expenses. These reserves develop over time, and we re-estimate previously reported reserves as we learn more about the development of the related claims. The table below illustrates that development. For example, the 70.7 percent accident year 2013 loss and loss

Cincinnati Financial Corporation - 2014 10-K - Page 77

expense ratio reported as of December 31, 2013, developed favorably by 1.6 percentage points to 69.1 percent due to claims settling for less than previously estimated, or due to updated reserve estimates for unpaid claims, as of December 31, 2014. Accident years 2013 and 2012 for the personal lines insurance segment have both developed favorably, as indicated by the progression over time for the ratios in the table.

(Dollars in millions)
Accident year loss and loss expenses incurred and ratios to earned premiums:
Accident year:	2014	2013	2012	2014	2013	2012
as of December 31, 2014	$752	$664	$723	72.2%	69.1%	83.4%
as of December 31, 2013		678	723		70.7	83.4
as of December 31, 2012			751			86.6

Catastrophe losses, as discussed in Consolidated Property Casualty Insurance Results, explain much of the movement in current accident year loss and loss expense ratios for accident years 2014 and 2013, compared with 2012. Catastrophe losses added 8.8 percentage points for both 2014 and 2013, and 18.4 points for 2012 to the respective personal lines current accident year loss and loss expense ratios in the table above. Personal lines catastrophe losses for 2014 and 2013 were basically in line with our 8.7 percent 10-year annual average for the years 2001 through 2010, while 2012 was much higher than that historical average. Personal lines catastrophe losses also are inherently volatile, as discussed above and in Consolidated Property Casualty Insurance Results.

The 63.4 percent ratio for current accident year loss and loss expenses before catastrophe losses for 2014 rose 1.5 percentage points compared with the 61.9 percent accident year 2013 ratio measured as of December 31, 2013. Noncatastrophe weather losses, noted above, largely accounted for the increase.

Personal lines reserve development on prior accident years continued to net to a favorable amount in 2014, as $12 million was recognized. That total provided $27 million less benefit than the 2013 total of $39 million. Our other personal line of business was primarily responsible for the 2014 decrease, as reserve development from its personal umbrella liability coverage can fluctuate significantly over time. Our personal lines net favorable reserve development on prior accident years recognized during 2014 primarily occurred in our homeowner line of business. Favorable development recognized during 2013 and 2012 was mostly from our homeowner and other personal lines of business. Development by line of business and other trends for personal lines loss and loss expenses and the related ratios are further analyzed in Personal Lines of Business Analysis, and in Liquidity and Capital Resources, Property Casualty Insurance Development of Estimated Reserves by Accident Year.

Cincinnati Financial Corporation - 2014 10-K - Page 78

Personal Lines Insurance Losses by Size

(Dollars in millions, net of reinsurance)	Years ended December 31,			2014-2013	2013-2012
	2014	2013	2012	Change %	Change %
Current accident year losses greater than $5,000,000	$—	$—	$—	nm	nm
Current accident year losses $1,000,000-$5,000,000	20	32	31	(38)	3
Large loss prior accident year reserve development	1	7	(5)	(86)	nm
Total large losses incurred	21	39	26	(46)	50
Losses incurred but not reported	19	(22)	(23)	nm	(4)
Other losses excluding catastrophe losses	539	466	441	16	6
Catastrophe losses	79	72	132	10	(45)
Total losses incurred	$658	$555	$576	19	(4)

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year losses greater than $5,000,000	0.0%	0.0%	0.0%	0.0	0.0
Current accident year losses $1,000,000-$5,000,000	1.9	3.4	3.6	(1.5)	(0.2)
Large loss prior accident year reserve development	0.1	0.7	(0.6)	(0.6)	1.3
Total large loss ratio	2.0	4.1	3.0	(2.1)	1.1
Losses incurred but not reported	1.8	(2.3)	(2.7)	4.1	0.4
Other losses excluding catastrophe losses	51.9	48.5	50.9	3.4	(2.4)
Catastrophe losses	7.6	7.5	15.2	0.1	(7.7)
Total loss ratio	63.3%	57.8%	66.4%	5.5	(8.6)

In 2014, personal lines total large losses incurred decreased by $18 million or 46 percent, compared with 2013, net of reinsurance. The corresponding ratio decreased 2.1 percentage points. The 2014 decreases on both a dollar and ratio basis were primarily due to lower amounts for our personal auto line of business. In 2013, total large losses increased compared with 2012, primarily due to higher amounts for our other personal line of business. Our analysis indicated no unexpected concentration of these losses and reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. We believe the inherent volatility of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the volatility in addition to general inflationary trends in loss costs.

Personal Lines Insurance Underwriting Expenses

(Dollars in millions)	Years ended December 31,			2014-2013	2013-2012
	2014	2013	2012	Change %	Change %
Commission expenses	$191	$192	$176	(1)	9
Other underwriting expenses	102	98	85	4	15
Total underwriting expenses	$293	$290	$261	1	11
Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Commission expense	18.3%	20.0%	20.3%	(1.7)	(0.3)
Other underwriting expense	9.8	10.2	9.8	(0.4)	0.4
Total underwriting expense ratio	28.1%	30.2%	30.1%	(2.1)	0.1

Personal lines commission expense as a percent of earned premiums decreased in 2014 compared with both 2013 and 2012. The decrease is primarily due to changes in commission rates for some products in our personal lines insurance segment. Other underwriting expenses as a percent of earned premiums were at similar levels for 2014, 2013 and 2012. During those years, other underwriting expenses increased roughly in proportion to earned premiums.

Cincinnati Financial Corporation - 2014 10-K - Page 79

Personal Lines of Business Analysis
We prefer to write personal lines coverages within accounts that include both auto and homeowner coverages as well as coverages from the other personal business line. As a result, we believe that the personal lines insurance segment is best measured and evaluated on a segment basis. However, we provide line-of-business data to analyze growth and profitability trends separately for each line.

For 2014, our personal auto line of business had a total loss and loss expense ratio significantly higher than desired. As discussed in the overview section of Personal Lines Insurance Results, and below, we are taking actions to improve pricing and reduce loss costs that we expect to benefit future profitability trends. A similar approach was used to improve the total loss and loss expense ratio for our homeowner line of business to a satisfactory result in 2014 and 2013.

Personal Auto

(Dollars in millions)	Years ended December 31,			2014-2013	2013-2012
	2014	2013	2012	Change %	Change %
Written premiums	$489	$460	$425	6	8
Earned premiums	476	443	404	7	10

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	76.0%	74.3%	72.8%	1.7	1.5
Current accident year catastrophe losses	1.3	1.1	2.8	0.2	(1.7)
Prior accident years before catastrophe losses	0.0	0.0	(4.1)	0.0	4.1
Prior accident years catastrophe losses	(0.2)	(0.3)	(0.5)	0.1	0.2
Total loss and loss expenses ratio	77.1%	75.1%	71.0%	2.0	4.1

Net written premiums for personal auto increased in 2014 and 2013, with both years reflecting recent-year rate increases, ongoing high levels of policy retention and a higher level of insured exposures.

The 2014 total loss and loss expense ratio rose 2.0 percentage points, largely due to a 1.4 point increase for IBNR reserves that contributed to a total increase of 1.7 points in the ratio for the current accident year before catastrophe losses. The 2013 total loss and loss expense ratio increase was primarily due to a reduction in the ratio for favorable reserve development on prior accident years. That reduction related to both case and IBNR reserves. For accident year 2013, a lower catastrophe loss and loss expenses ratio offset a modest increase in the noncatastrophe component. Larger losses, above $250,000 per claim, were $15 million or 37 percent higher in 2013, compared with 2012, contributing to the rise in the total loss and loss expense ratio.

As discussed in Personal Lines Insurance Premiums, we continue to implement rate changes and improve our pricing precision to improve our total loss and loss expense ratio for our personal auto line of business. Rate increases that apply pricing precision features for our personal auto line of business became effective beginning the second-quarter 2014 for the majority of states where we market personal lines products and continue to be implemented. On average, the rate increase percentage was in the low-single-digit range, with approximately half of those states experiencing a mid-single-digit increase. Similar rate increases are planned for the year 2015.

Cincinnati Financial Corporation - 2014 10-K - Page 80

Homeowner

(Dollars in millions)	Years ended December 31,			2014-2013	2013-2012
	2014	2013	2012	Change %	Change %
Written premiums	$456	$428	$378	7	13
Earned premiums	443	403	353	10	14

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	54.0%	49.9%	67.4%	4.1	(17.5)
Current accident year catastrophe losses	18.3	18.6	38.8	(0.3)	(20.2)
Prior accident years before catastrophe losses	(0.9)	(2.8)	(9.7)	1.9	6.9
Prior accident years catastrophe losses	(2.2)	(2.0)	(5.1)	(0.2)	3.1
Total loss and loss expense ratio	69.2%	63.7%	91.4%	5.5	(27.7)

Net written premiums for homeowner rose in both 2014 and 2013, primarily due to higher renewal premiums that largely reflected higher pricing.

The total loss and loss expense ratio for 2014 increased 5.5 percentage points compared with 2013, including 2.8 percentage points from weather-related losses not identified as part of designated catastrophe events for the property casualty industry, also known as noncatastrophe weather losses. The 2013 ratio improvement was largely due to lower catastrophe losses and losses before catastrophes. The 2014 catastrophe loss ratio of 16.1 percentage points was near the 17.4 percent 10-year average for the years 1998 through 2007. For the six-year period 2008 through 2013, the homeowner catastrophe loss ratio averaged 31.5 percent, almost double the average of the previous 10 years. Our pricing models are adjusted annually to account for expected losses from catastrophe perils that relate to causes of insured losses from weather or earthquake catastrophe events.

We continue efforts to improve pricing precision through predictive analytics, which we believe will help to maintain long-term profitability. Rate increases in recent years, discussed in Personal Lines Insurance Premiums, should help lower loss ratios as the rate increases are earned. That includes the 2014 effects of our fifth round of homeowner rate increases, averaging approximately 10 percent during the first three quarters of 2014, with some individual policy rate increases lower or higher based on each insured exposure’s specific risk characteristics. Homeowner rate changes for the five most recent prior years represented an average annual rate increase in the high-single-digit range. Rate changes effective beginning the last quarter of 2014 averaged approximately 4 percent. Other profit-improvement initiatives, beginning in 2013, include increasing our use of higher loss deductibles and actual cash value claims settlement for insured damage to older roofs and increasing the number of property inspections conducted as homeowner policies renew. Inspections provide more opportunities for underwriting or pricing actions on a case-by-case basis. We also continue our gradual expansion into states less prone to catastrophe losses, which we believe will reduce variability in the long-term future catastrophe loss ratio.

Other Personal

(Dollars in millions)	Years ended December 31,			2014-2013	2013-2012
	2014	2013	2012	Change %	Change %
Written premiums	$123	$117	$115	5	2
Earned premiums	122	115	111	6	4

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	48.3%	55.7%	53.8%	(7.4)	1.9
Current accident year catastrophe losses	4.0	3.6	10.1	0.4	(6.5)
Prior accident years before catastrophe losses	2.5	(15.4)	(23.5)	17.9	8.1
Prior accident years catastrophe losses	(0.2)	(0.9)	(1.4)	0.7	0.5
Total loss and loss expense ratio	54.6%	43.0%	39.0%	11.6	4.0

Cincinnati Financial Corporation - 2014 10-K - Page 81

Other personal premiums grew in both 2014 and 2013. Premium trends for this line of business have generally been similar to the growth pattern of our personal auto and homeowner lines before the effects of reinsurance. Most of our other personal coverages are written in conjunction with homeowner or auto policies. In addition to umbrella liability coverage, our other personal lines policies provide property-oriented coverages such as dwelling fire and inland marine.

Loss and loss expense ratios in 2014 continued at a profitable level, in part due to lower catastrophe losses, compared with 2012. Reserve development on prior accident years did not benefit these ratios in 2014, following a significant benefit in both 2013 and 2012. Reserve development can fluctuate significantly for this business line because personal umbrella liability coverage is a major component of other personal losses.

Personal Lines Insurance Outlook
A.M. Best projections for 2015 indicate personal lines written premiums for the U.S. property casualty industry may grow approximately 3 percent, with an industry statutory combined ratio estimated at approximately 99 percent. We believe our growth rate will likely be higher than the industry projection for 2015, driven by our rate increases, stable policy retention rate, accelerated pace of new agency appointments in recent years and increased focus on the high net worth personal lines market. Our high net worth initiative, along with various other actions to improve performance in our personal lines insurance segment, is discussed in greater detail in Item 1, Our Business and Our Strategy, Strategic Initiatives, and Personal Lines Insurance Results. Our personal lines pricing trends need to exceed loss trends to improve personal lines profitability, thereby helping to achieve our corporate financial targets. We discuss our overall outlook for our property casualty insurance operations in the Executive Summary.

Cincinnati Financial Corporation - 2014 10-K - Page 82

Excess and Surplus Lines Insurance Results

Overview – Three-Year Highlights

(Dollars in millions)	Years ended December 31,			2014-2013	2013-2012
	2014	2013	2012	Change %	Change %
Earned premiums	$148	$116	$93	28	25

Loss and loss expenses from:
Current accident year before catastrophe losses	101	78	68	29	15
Current accident year catastrophe losses	3	1	2	200	(50)
Prior accident years before catastrophe losses	(29)	(13)	(5)	(123)	(160)
Prior accident years catastrophe losses	—	—	—	nm	nm
Total loss and loss expenses	75	66	65	14	2
Underwriting expenses	43	36	29	19	24
Underwriting profit (loss)	$30	$14	$(1)	114	nm

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	68.1%	67.1%	72.8%	1.0	(5.7)
Current accident year catastrophe losses	1.8	0.7	2.1	1.1	(1.4)
Prior accident years before catastrophe losses	(19.6)	(11.2)	(5.6)	(8.4)	(5.6)
Prior accident years catastrophe losses	0.2	0.1	0.1	0.1	0.0
Total loss and loss expense	50.5	56.7	69.4	(6.2)	(12.7)
Underwriting expense	28.9	31.1	31.6	(2.2)	(0.5)
Combined ratio	79.4%	87.8%	101.0%	(8.4)	(13.2)

Combined ratio:	79.4%	87.8%	101.0%	(8.4)	(13.2)
Contribution from catastrophe losses and prior years reserve development	(17.6)	(10.4)	(3.4)	(7.2)	(7.0)
Combined ratio before catastrophe losses and prior years reserve development	97.0%	98.2%	104.4%	(1.2)	(6.2)

Our excess and surplus lines insurance segment includes results of The Cincinnati Specialty Underwriters Insurance Company and CSU Producer Resources Inc. The year 2014 represented our seventh full year of operations for our excess and surplus lines insurance segment. Performance highlights for this segment include:

•
Premiums – Earned premiums continued to rise in 2014, a result of strong growth in net written premiums, similar to recent years. Growth of net written premiums in 2014 was driven by higher renewal written premiums that included average renewal price increases in a mid-single-digit range. New business written premiums for 2014 again rose, compared with the prior year, largely reflecting strong agency relationships and premium growth initiatives.

•	Combined ratio – The combined ratio improved 8.4 percentage points in 2014, due to larger amounts of favorable reserve development on prior accident years.

Cincinnati Financial Corporation - 2014 10-K - Page 83

Excess and Surplus Lines Insurance Premiums

(Dollars in millions)	Years ended December 31,			2014-2013	2013-2012
	2014	2013	2012	Change %	Change %
Agency renewal written premiums	$111	$94	$73	18	29
Agency new business written premiums	51	42	38	21	11
Other written premiums	(9)	(8)	(6)	(13)	(33)
Net written premiums	153	128	105	20	22
Unearned premium change	(5)	(12)	(12)	58	0
Earned premiums	$148	$116	$93	28	25

The $17 million increase in 2014 renewal premiums reflected the opportunity to renew many policies for the first time as well as higher renewal pricing. Average renewal pricing increases were in the mid-single-digit range during 2014, down from a high-single-digit range during 2013. December 2014 was the 52nd consecutive month of positive average price changes for this segment of our property casualty business. We measure average changes in excess and surplus lines renewal pricing as the rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies.

New business written premiums for the year 2014 rose 21 percent, compared with 2013, reflecting higher pricing and an increase in submissions from agencies requesting an insurance policy quote. High-quality service provided by excess and surplus lines field marketing representatives and headquarters underwriters enhances the benefits of our strong agency relationships, also helping increase our new business written premiums.

Other written premiums are primarily premiums that are ceded to reinsurers and that lower our net written premiums. Ceded premium volume for 2014 increased relative to 2013, reflecting higher written premiums subject to reinsurance.

Excess and Surplus Lines Loss and Loss Expenses
Loss and loss expenses include both net paid losses and reserve changes for unpaid losses, as well as the associated loss expenses. The majority of the total incurred losses and loss expenses shown in our excess and surplus lines insurance segment three-year highlights table are for the respective current accident years, with reserve development on prior accident years shown separately. Since less than 20 percent of our 2014 excess and surplus lines current accident year incurred losses and loss expenses represents net paid amounts, a large majority represents reserves for our estimate of unpaid losses and loss expenses. These reserves develop over time, and we update our estimates of previously reported reserves as we learn more about the development of the related claims. The table below illustrates that development. For example, the 67.8 percent accident year 2013 loss and loss expense ratio reported as of December 31, 2013, developed favorably by 8.1 percentage points to 59.7 percent due to claims settling for less than previously estimated, or due to updated reserve estimates for unpaid claims, as of December 31, 2014. Accident years 2013 and 2012 for this segment have both developed favorably, as indicated by the progression over time of the ratios in the table.

(Dollars in millions)
Accident year loss and loss expenses incurred and ratios to earned premiums:
Accident year:	2014	2013	2012	2014	2013	2012
as of December 31, 2014	$104	$69	$54	69.9%	59.7%	57.4%
as of December 31, 2013		79	62		67.8	65.9
as of December 31, 2012			70			74.9

Catastrophe losses, as discussed in Consolidated Property Casualty Insurance Results, explain some of the movement in current accident year loss and loss expense ratios for accident years 2012 through 2014.
Catastrophe losses added 1.8 percentage points in 2014, following 0.7 percentage points in 2013 and 2.1 percentage points in 2012, to the respective excess and surplus lines current accident year loss and loss expense ratios in the table above.

Cincinnati Financial Corporation - 2014 10-K - Page 84

The 68.1 percent ratio for current accident year loss and loss expenses before catastrophe losses for 2014 rose a modest 1.0 percentage point compared with the 67.1 percent accident year 2013 ratio measured as of December 31, 2013.

Excess and surplus lines reserve development on prior accident years continued to net to a favorable amount in 2014 as $29 million was recognized, compared with $13 million in 2013. Nearly two-thirds of the 2014 favorable development was for accident years 2013 and 2012 in aggregate, and related primarily to lower than anticipated loss emergence on known claims.

We believe the loss and loss expense reserves for our excess and surplus lines business are adequate. We establish case reserves in a manner consistent with standard lines coverages, despite the more restrictive terms and conditions for excess and surplus lines policies. After the first two years of our excess and surplus lines operation, reserves for estimated unpaid losses and loss expenses were $18 million as of December 31, 2009, for losses that occurred in 2008 and 2009. As of December 31, 2014, our estimate for the remaining unpaid losses that occurred in those years was less than $1 million. The inherent uncertainty in estimating reserves is discussed in Liquidity and Capital Resources, Property Casualty Insurance Loss and Loss Expense Reserves. Development trends are further analyzed in Property Casualty Insurance Development of Estimated Reserves by Accident Year.

Excess and Surplus Lines Insurance Losses by Size

(Dollars in millions, net of reinsurance)	Years ended December 31,			2014-2013	2013-2012
	2014	2013	2012	Change %	Change %
Current accident year losses greater than $5,000,000	—	$—	$—	nm	nm
Current accident year losses $1,000,000-$5,000,000	3	3	2	—	nm
Large loss prior accident year reserve development	(1)	1	(1)	nm	nm
Total large losses incurred	2	4	1	(50)	nm
Losses incurred but not reported	24	20	16	20	25
Other losses excluding catastrophe losses	25	23	29	9	(21)
Catastrophe losses	4	1	2	nm	(50)
Total losses incurred	$55	$48	$48	15	—

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year losses greater than $5,000,000	0.0%	0.0%	0.0%	0.0	0.0
Current accident year losses $1,000,000-$5,000,000	2.3	2.7	2.2	(0.4)	0.5
Large loss prior accident year reserve development	(0.9)	0.8	(0.9)	(1.7)	1.7
Total large loss ratio	1.4	3.5	1.3	(2.1)	2.2
Losses incurred but not reported	16.4	16.8	16.8	(0.4)	—
Other losses excluding catastrophe losses	17.2	20.3	31.3	(3.1)	(11.0)
Catastrophe losses	1.8	0.7	2.1	1.1	(1.4)
Total loss ratio	36.8%	41.3%	51.5%	(4.5)	(10.2)

In 2014, total large losses incurred decreased by $2 million or 50 percent, net of reinsurance, helping to lower the corresponding ratio by 2.1 percentage points, compared with 2013. The ratio for 2013 trended in the opposite direction, as earned premium growth lagged the rate of growth in total large losses. Our analysis indicated no unexpected concentration of these losses and reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. We believe the inherent volatility of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the volatility in addition to general inflationary trends in loss costs.

Cincinnati Financial Corporation - 2014 10-K - Page 85

Excess and Surplus Lines Insurance Underwriting Expenses

(Dollars in millions)	Years ended December 31,			2014-2013	2013-2012
	2014	2013	2012	Change %	Change %
Commission expenses	$27	$21	$17	29	24
Other underwriting expenses	16	15	12	7	25
Total underwriting expenses	$43	$36	$29	19	24
Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Commission expense	18.3%	18.6%	18.2%	(0.3)	0.4
Other underwriting expense	10.6	12.5	13.4	(1.9)	(0.9)
Total underwriting expense ratio	28.9%	31.1%	31.6%	(2.2)	(0.5)

Excess and surplus lines commission expense as a percent of earned premiums was fairly stable during the three-year period ending in 2014. Other underwriting expenses declined in 2014 and 2013 as a percent of earned premiums, primarily due to earned premiums rising faster than those expenses.

Excess and Surplus Lines Outlook
The excess and surplus lines market is expected to see the magnitude of rate increases continue to decline on several classes of business due to increased capacity in the market. Competition is expected to remain strong, especially on large accounts, due primarily to standard market insurance companies insuring businesses that previously were written by excess and surplus lines insurers. Firming is expected to continue for specific classes of business where loss costs are exceeding rates, such as habitational and lessors-risk classes for property coverages and also lawyers professional in errors and omissions coverages. The slowly recovering U.S. economy, another major factor in demand for insurance products, is also expected to contribute to premiums during 2015 for the excess and surplus lines industry.

Industry reports suggest that there are opportunities for profitability and growth through greater use of technology. Technology and data are also being used by excess and surplus lines insurance companies to identify new exposures in emerging businesses that need insurance protection or other value-added services.

Our strategy of providing superior service is expected to continue to grow our excess and surplus lines insurance segment and to achieve profitability despite challenging market conditions. We intend to keep carefully selecting and pricing risks, providing prompt delivery of insurance quotes and policies and giving outstanding claims and loss control service from local field representatives who also handle the standard lines business for their assigned agencies. These local representatives are supported by headquarters underwriters and claims managers who specialize in excess and surplus lines.

Cincinnati Financial Corporation - 2014 10-K - Page 86

Life Insurance Results

Overview – Three-Year Highlights

(Dollars in millions)	Years ended December 31,			2014-2013	2013-2012
	2014	2013	2012	Change %	Change %
Earned premiums	$198	$189	$178	5	6
Separate account investment management fees	6	4	1	50	300
Total revenues	204	193	179	6	8
Contract holders' benefits incurred	229	204	185	12	10
Investment interest credited to contract holders	(83)	(80)	(82)	(4)	2
Underwriting expenses incurred	63	60	79	5	(24)
Total benefits and expenses	209	184	182	14	1
Life insurance segment (loss) profit	$(5)	$9	$(3)	nm	nm

Performance highlights for the life insurance segment include:

•
Revenues – Earned premiums rose 5 percent for the year 2014, as shown in the table below. The largest life insurance product line, term life insurance, rose 7 percent. Net in-force policy face amounts rose 5 percent to $50.356 billion at year-end 2014 from $48.063 billion at year-end 2013 and $45.126 billion at year-end 2012.

•
Profitability – The life insurance segment frequently reports only a small profit or loss because most of its investment income is included in investments segment results. We include only investment income credited to contract holders (interest assumed in life insurance policy reserve calculations) in life insurance segment results. The segment reported a $5 million loss in 2014, following $9 million of profit in 2013 and a $3 million loss in 2012. It has averaged a $1 million profit over the past five years.

Earned premiums rose $9 million in 2014, primarily due to growth in our term life insurance business, as shown in the table below. Growth in 2013 was also primarily due to term life insurance.

(Dollars in millions)	Years ended December 31,			2014-2013	2013-2012
	2014	2013	2012	Change %	Change %
Term life insurance	$131	$122	$115	7	6
Universal life insurance	35	35	34	0	3
Other life insurance, annuity and disability income products	32	32	29	0	10
Net earned premiums	$198	$189	$178	5	6

We market term, whole and universal life products, fixed annuities and disability income products. In addition, we offer term, whole and universal life and disability insurance to employees at their worksite. These products provide our property casualty agency force with excellent cross-serving opportunities for both commercial and personal accounts.

Over the past several years, we have worked to maintain a portfolio of simple yet competitive products primarily under the LifeHorizons banner. Our product development efforts emphasize death benefit protection and guarantees. Distribution expansion within our property casualty insurance agencies remains a high priority. Our 30 life field marketing representatives work in partnership with our 133 property casualty field marketing representatives. Approximately 69 percent of our term and other life insurance product premiums were generated through our property casualty insurance agency relationships.

Life insurance segment expenses consist principally of:

•
Contract holders’ benefits incurred, related to traditional life and interest-sensitive products, accounted for 78.4 percent of 2014 total benefits and expenses compared with 77.3 percent in 2013 and 70.1 percent in 2012. Total contract holders’ benefits increased as life policy reserves and net death claims were higher in 2014 compared with 2013. Net death claims increased over 2013, exceeding our projections while remaining within our range of pricing expectations.

Cincinnati Financial Corporation - 2014 10-K - Page 87

•
Underwriting expenses incurred, net of deferred acquisition costs, accounted for 21.6 percent of 2014 total benefits and expenses compared with 22.7 percent in 2013 and 29.9 percent in 2012. Expenses in 2014 increased 5 percent, matching the percentage increase in earned premiums. In 2013, expenses decreased, primarily due to the impact of unlocking of actuarial assumptions for our universal life insurance contracts.

Life insurance segment profitability depends largely on premium levels, the adequacy of product pricing, underwriting skill and operating efficiencies. This segment's results include only investment interest credited to contract holders (interest assumed in life insurance policy reserve calculations). The remaining investment income is reported in the investments segment results. The life investment portfolio is managed to earn target spreads between earned investment rates on general account assets and rates credited to policyholders. We consider the value of assets under management and investment income for the life investment portfolio as key performance indicators for the life insurance segment.

We seek to maintain a competitive advantage with respect to benefits paid and reserve increases by consistently achieving better than average claims experience due to skilled underwriting. Commissions paid by the life insurance operation are on par with industry averages.

We recognize that assets under management, capital appreciation and investment income are integral to evaluation of the success of the life insurance segment because of the long duration of life products. On a basis that includes investment income and realized gains or losses from life insurance-related invested assets, the life insurance company reported a net profit of $39 million in 2014, compared with a net profit of $48 million in 2013 and a net profit of $38 million in 2012. The life insurance company portfolio had after-tax net realized investment gains of $3 million in 2014, compared with $4 million each in 2013 and 2012. Realized investment gains and losses are discussed under Investments Results. We exclude most of our life insurance company investment income from investments segment results.

Life Insurance Outlook
We view the life insurance industry as stable and remain optimistic moving into 2015 despite the persistently low interest rate environment. The U.S. economy continued to gradually improve with unemployment dropping and Gross Domestic Product marginally improving during the year. We are also encouraged by recent guidance from the Federal Reserve that reiterates its plan to gradually increase the targeted short term interest rate starting in the latter half of 2015.

Disruption in the global oil industry and other foreign market upheaval led to a surge in demand for U.S. Treasury securities and a corresponding drop in yield. While decreased investment income is a concern, our focus on mortality products insulates us to some degree from the impact of low interest rates. We expect the life insurance industry will be waiting and watching to see what transpires with interest rates later in 2015 before making any major pricing moves.

Another much-discussed threat to the life insurance industry is changing buyer habits. Life insurance ownership is at historic lows, and we view this as an opportunity. We remain committed to emphasizing life insurance sales through our property casualty distribution. Our agents give us access to middle market customers who are now more likely to need individual life insurance. Also, as predictive modeling begins to enhance and make more efficient the life insurance underwriting process, we are uniquely positioned to benefit due to our existing personal and commercial lines customers.

On the regulatory front, we expect the implementation of principle-based statutory reserves to be a long-term positive development, granting us greater flexibility with capital management. Recent legislative action indicates that we may be able to start using the new rules for new business by January 1, 2017. Term insurance remains our core product and stands to benefit the most under the new reserving rules.

Cincinnati Financial Corporation - 2014 10-K - Page 88

Investments Results

Overview – Three-Year Highlights

Investments Results

(Dollars in millions)	Years ended December 31,			2014-2013	2013-2012
	2014	2013	2012	Change %	Change %

Total investment income, net of expenses	$549	$529	$531	4	0
Investment interest credited to contract holders'	(83)	(80)	(82)	(4)	2
Realized investment gains, net	133	83	42	60	98
Investments profit, pretax	$599	$532	$491	13	8

The investments segment contributes investment income and realized gains and losses to results of operations. Investments provide our primary source of pretax and after-tax profits.

•
Investment income – Pretax investment income rose 4 percent in 2014, primarily due to higher dividend income. Dividend income reflected rising dividend rates and net purchases of equity securities from available funds. Interest income rose modestly, as net purchases of fixed-maturity securities offset the continuing effects on bond yields of the low interest rate environment. Pretax investment income decreased less than 1 percent in 2013, as lower interest income essentially offset higher dividend income. Average yields in the investment income table below are based on the average invested asset and cash amounts indicated in the table, using fixed-maturity securities valued at amortized cost and all other securities at fair value.

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

Total investment return declined 0.6 percentage points in 2014, compared with 2013. The return contribution from the combination of 2014 investment income and net investment gains, both realized and the change in unrealized, essentially matched 2013. The base component of the return calculation, annual average invested assets, was up 8 percent.

Cincinnati Financial Corporation - 2014 10-K - Page 89

(Dollars in millions)	Years ended December 31,			2014-2013	2013-2012
	2014	2013	2012	Change %	Change %
Invested assets beginning balance:
Fixed maturities	$9,121	$9,093	$8,779	0	4
Equity securities	4,375	3,373	2,956	30	14
Other invested assets	68	68	66	0	3
Invested assets beginning balance	13,564	12,534	11,801	8	6
Average acquisitions (dispositions), net	224	288	187	(22)	54
Annual average invested assets	$13,788	$12,822	$11,988	8	7

Total investment return:
Total investment income, net of expenses	$549	$529	$531	4	0
Total realized investment gains and losses	133	83	42	60	98
Total invested assets change in unrealized gains	391	459	391	(15)	17
Total	$1,073	$1,071	$964	0	11

Total return on invested assets before tax	7.8%	8.4%	8.0%

Investment Income
The primary drivers of investment income were:

•
Interest income rose $4 million or 1 percent in 2014. The average fixed-maturity pretax yield declined by approximately 14 basis points but was offset by a larger fixed-maturity portfolio that rose 3 percent on an amortized cost basis. Interest income declined in 2013 when that yield declined by approximately 25 basis points while the portfolio rose 5 percent on an amortized cost basis.

•
Dividend income rose $16 million or 13 percent in 2014, after rising 6 percent in 2013. Increases in dividend payment rates for most of the holdings in our common stock portfolio during both 2014 and 2013, plus a net increase in funds invested in that portfolio for both years, drove the increases in dividend income. In addition, several of our common stock holdings, in total, issued an additional $5 million in 2012 dividends not typically paid in the fourth quarter, as a result of anticipated dividend tax rate changes effective for 2013.

Cincinnati Financial Corporation - 2014 10-K - Page 90

(Dollars in millions)	Years ended December 31,			2014-2013	2013-2012
	2014	2013	2012	Change %	Change %
Investment income:
Interest	$417	$413	$420	1	(2)
Dividends	138	122	115	13	6
Other	2	3	3	(33)	0
Less investment expenses	8	9	7	(11)	29
Total investment income, net of expenses, pretax	549	529	531	4	0
Less income taxes	130	128	129	2	(1)
Total investment income, net of expenses, after-tax	$419	$401	$402	4	0

Effective tax rate	23.7%	24.1%	24.2%

Average invested assets plus cash and cash equivalents	$13,951	$12,832	$11,847
Average yield pretax	3.94%	4.12%	4.48%
Average yield after-tax	3.00	3.13	3.39

Effective fixed-maturity tax rate	27.0%	27.1%	26.9%

Average fixed-maturity at amortized cost	$8,755	$8,430	$8,153
Average fixed-maturity yield pretax	4.76%	4.90%	5.15%
Average fixed-maturity yield after-tax	3.48	3.57	3.77

In 2014, we continued to invest available cash flow in both fixed income and equity securities in a manner that we believe balances current income needs with longer-term invested asset growth goals. While our bond portfolio more than covers our insurance reserve liabilities, we believe our diversified common stock portfolio of mainly blue chip, dividend-paying companies represents one of our best investment opportunities for the long term. We position our portfolio with consideration to both the challenges presented by the current low interest rate environment and the risks presented by potential future inflation. As bonds in our generally laddered portfolio mature or are called over the near term, we will be challenged to replace their current yield. The table below summarizes yield data for bonds in our fixed-maturity portfolio by various maturity periods.

At December 31, 2014	Yield	% of fixed-maturities
Fixed-maturity yield profile:
Maturing within one year	4.37%	9.2%
Maturing within one to two years	4.44	7.0
Maturing within two to three years	4.89	7.7
Three year average and total maturing	4.57	23.9
Maturing greater than three years	4.91	76.1
Weighted average yield to amortized cost of fixed-maturities	4.76	100.0%

Cincinnati Financial Corporation - 2014 10-K - Page 91

The average pretax yield of 3.88 percent for fixed-maturity securities acquired during 2014, shown in the table below, was lower than the 4.76 percent average yield to amortized cost of the fixed-maturity securities portfolio at the end of 2014.

Year ended December 31,
2014
Average pretax book yield on new fixed-maturities:
Acquired taxable fixed-maturities	4.43%
Acquired tax-exempt fixed-maturities	3.21
Total fixed-maturities acquired	3.88

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

As appropriate, we buy, hold or sell both fixed-maturity and equity securities on an ongoing basis to help achieve our portfolio objectives. We generally purchase fixed-maturity securities with the intention to hold until maturity. If they no longer meet our investment criteria, they are divested. Sales of fixed-maturity securities are usually due to a change in credit fundamentals. Pretax realized investment gains in the past three years largely were due to the sale of equity holdings.

Net realized investment gains and losses totaling $133 million for the year ended December 31, 2014, included:

•	$136 million in net realized gains from equity security sales.

•	$18 million in net realized gains from fixed-maturity security sales and calls.

•	$3 million in other net realized gains.

•	$24 million in OTTI charges to write down six holdings of equity and fixed-maturity securities.

The $83 million net realized investment gains and losses in 2013 were mostly due to $64 million in net realized gains from equity security sales.

In 2012, the $42 million net realized investment gains and losses were primarily due to $37 million in net realized gains from equity security sales and $35 million in gains from fixed-maturity security sales and calls, partially offset by $33 million of OTTI charges for 13 securities.

Cincinnati Financial Corporation - 2014 10-K - Page 92

OTTI charges from the investment portfolio by the asset classes we described in Item 1, Our Segments, Investments Segment, are summarized below:

(Dollars in millions)	Years ended December 31,
	2014	2013	2012
Taxable fixed maturities:
Impairment amount	$15	$1	$1
New amortized cost	$22	$4	$—
Percent to total amortized cost owned	—%	—%	—%
Number of securities other-than-temporarily impaired	1	3	1
Percent to number of securities owned	—%	—%	—%

Tax-exempt fixed maturities:
Impairment amount	$—	$1	$—
New amortized cost	$—	$5	$—
Percent to total amortized cost owned	—%	—%	—%
Number of securities other-than-temporarily impaired	1	4	1
Percent to number of securities owned	—%	—%	—%

Common equities:
Impairment amount	$9	$—	$32
New cost	$79	$—	$153
Percent to total cost owned	3%	—%	7%
Number of securities other-than-temporarily impaired	4	—	11
Percent to number of securities owned	6%	—%	15%

Totals:
Impairment amount	$24	$2	$33
New cost or amortized cost	$101	$9	$153
Percent to total cost or amortized cost owned	1%	—%	1%
Number of securities other-than-temporarily impaired	6	7	13
Percent to number of securities owned	—%	—%	—%

OTTI charges from the investment portfolio by industry are summarized as follows:

(Dollars in millions)	Years ended December 31,
	2014	2013	2012
Fixed maturities:
Basic industry	$15	$—	$—
Municipal	—	1	—
Utilities	—	1	—
Services cyclical	—	—	1
Total fixed maturities	15	2	1

Common equities:
Consumer Staples	6	—	—
Consumer discretionary	—	—	14
Industrials	—	—	8
Material	—	—	7
Energy	3	—	2
Health	—	—	1
Total common equities	9	—	32
Total	$24	$2	$33

Cincinnati Financial Corporation - 2014 10-K - Page 93

Investments Outlook
The general market view is that, in light of Federal Reserve commentary, interest rates are likely to remain below historic averages for at least the next two years. This will continue to apply pressure on investment income.

We continue to focus on portfolio strategies to balance near-term income generation and long-term book value growth. In 2015, we expect to continue to allocate a portion of cash available for investment to equity securities, taking into consideration corporate liquidity and income requirements, as well as insurance department regulations and rating agency comments. We discuss our portfolio strategies in Item 1, Our Segments, Investments Segment.

We believe that a weak or prolonged recovery from current economic conditions could heighten the risk of renewed pressure on securities markets, which could lead to additional OTTI charges. Our asset impairment committee continues to monitor the investment portfolio. The current asset impairment policy is described in Critical Accounting Estimates, Asset Impairment.

Other
Revenues and expenses in 2014 for our Other operations each decreased slightly, compared with 2013. Other includes noninvestment operations of the parent company and its commercial leasing and financial services subsidiary, CFC Investment Company. Losses before income taxes for Other were largely driven by interest expense from debt of the parent company.

(Dollars in millions)	Years ended December 31,			2014-2013	2013-2012
	2014	2013	2012	Change %	Change %
Interest and fees on loans and leases	$6	$7	$7	(14)	0
Other revenues	2	2	2	0	0
Total revenues	8	9	9	(11)	0
Interest expense	53	54	54	(2)	0
Operating expenses	14	15	14	(7)	7
Total expenses	67	69	68	(3)	1
Other loss	$(59)	$(60)	$(59)	2	(2)

Taxes
We had $196 million of income tax expense in 2014 compared with $197 million in 2013 and $145 million in 2012. Our corporate effective tax rate for 2014 was 27.2 percent compared with 27.6 percent in 2013 and 25.6 percent in 2012.

The change in our effective tax rate was primarily due to changes in pretax income from underwriting results and realized investment gains and losses, with small changes in the amount of permanent book-tax differences.

Historically, we have pursued a strategy of investing some portion of cash flow in tax-advantaged fixed-maturity and equity securities to minimize our overall tax liability and maximize after-tax earnings. See Item 1, Our Segments,Tax-Exempt Fixed Maturities, for further discussion on municipal bond purchases in our fixed-maturity investment portfolio. For our property casualty insurance subsidiaries, approximately 85 percent of interest from tax-advantaged fixed-maturity investments and approximately 60 percent of dividends from qualified equities are exempt from federal tax after applying proration from the 1986 Tax Reform Act. Our noninsurance companies own an immaterial amount of tax-advantaged fixed-maturity investments. For our noninsurance companies, the dividend received deduction exempts 70 percent of dividends from qualified equities. Our life insurance company does not own tax-advantaged, fixed maturity investments or equities subject to the dividend received deduction. Our effective tax rate reconciliation is found in Item 8, Note 11 of the Consolidated Financial Statements.

Cincinnati Financial Corporation - 2014 10-K - Page 94

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

Parent Company Liquidity
At December 31, 2014, the parent company had $1.784 billion in cash and marketable securities, providing strong liquidity to fund cash outflows, as needed. The payment of dividends to shareholders is largely based upon receiving subsidiary dividends. Alternatively, we could sell investments or use our line of credit to support the dividend payment.

The parent company’s primary sources of cash inflows are dividends from our insurance subsidiary, investment income and sale proceeds from investments. The parent company’s cash outflows are primarily interest and principal payments on long- and short-term debt, dividends to shareholders, common stock repurchases and general operating expenses. The table below shows a summary, by the direct cash flow method, of the major sources and uses of cash flow of the parent company.

(Dollars in millions)	Years ended December 31,
	2014	2013	2012
Sources of liquidity:
Insurance subsidiary dividends received	$400	$350	$285
Proceeds from stock options exercised	22	25	9
Investment income received	46	41	42
Uses of liquidity:
Debt interest payments	$52	$53	$53
Short-term debt repayment	55	—	—
Pension contribution	5	15	14
Shareholders' dividend payments	278	263	256
Purchase of treasury shares	21	52	—

Dividends received from the subsidiary in 2014 were $50 million more than 2013, supported by strong property casualty insurance subsidiary net cash flow from operating activities. We expect 2015 parent company sources of cash flows to be similar to 2014. The majority of expenditures for the parent company have been consistent during the last three years, and we expect future expenditures to remain fairly stable. Share repurchases are discretionary, depending on cash availability and capital management decisions.

Insurance Subsidiary Liquidity
The parent company’s insurance subsidiary is largely the operations of the property casualty segments. The primary sources of cash inflows are collection of premiums, investment income, maturity of fixed-income securities and sale proceeds from investments. Property casualty insurance premiums generally are received before losses are paid under the policies purchased with those premiums. Cash outflows are primarily loss and loss expenses, commissions, salaries, taxes, operating expenses and investment purchases. Over the three-year period ended December 31, 2014, premium receipts and investment income have been more than sufficient to pay claims and operating expenses. Excess cash flows were partially used to pay dividends to the parent company. We are not aware of any known trends that would materially change historical cash flow results other than fluctuations in catastrophe claims and other large losses either individually or in aggregate.

The table below shows a summary of operating cash flow for property casualty insurance (direct method). Historically, annual variation in operating cash flow has been largely related to changes in amounts of catastrophe losses.

Cincinnati Financial Corporation - 2014 10-K - Page 95

(Dollars in millions)	Years ended December 31,
	2014	2013	2012
Premiums collected	$4,147	$3,866	$3,451
Loss and loss expenses paid	(2,413)	(2,172)	(2,229)
Commissions and other underwriting expenses paid	(1,239)	(1,164)	(1,035)
Cash flow from underwriting	495	530	187
Investment income received	371	355	360
Cash flow from operations	$866	$885	$547

Other Sources of Liquidity
Cash in excess of operating requirements and shareholder dividends is invested in fixed-maturity and equity securities. Cash generated from investment income provides an important investment contribution to cash flow and liquidity. The sale of investments could provide an additional source of liquidity at either the parent company or insurance subsidiary level, if required. However, we follow a buy-and-hold investment philosophy, seeking to compound cash flows over the long-term. In addition to possible sales of investments, proceeds of call or maturities of fixed-maturity securities also can provide liquidity. During the five-year period beginning in 2015, $4.138 billion, or 43.7 percent, of our fixed-maturity portfolio is scheduled to mature. At year-end 2014, total unrealized gains in the investment portfolio, before deferred income taxes, were $2.719 billion. Liquidity sourced from our investment portfolio is not materially at risk from European-based securities, as our total exposure to such securities at the end of 2014 was $417 million on a fair value basis, or 2.9 percent of our total invested assets. We own no European sovereign debt. Our European-based securities are summarized by country in Item 7A, Qualitative and Quantitative Disclosures About Market Risk.

Financial resources of the parent company also could be made available to our insurance subsidiaries, if circumstances required. This flexibility would include our ability to access the capital markets and short-term bank borrowings. We generally have minimized our reliance on debt financing although we may use the line to fund short-term cash needs.

Long-Term Debt
We provide details of our three long-term notes in Item 8, Note 8 of the Consolidated Financial Statements. None of the notes are encumbered by rating triggers. The total principal amount of our long-term debt at December 31, 2014, was $793 million and included:

•	$391 million aggregate principal amount of 6.92% senior debentures due 2028.

•	$28 million aggregate principal amount of 6.9% senior debentures due 2028.

•	$374 million aggregate principal amount of 6.125% senior debentures due 2034.

The company’s senior debt is rated investment grade by independent rating firms. None of the four rating agencies made changes to our debt ratings in 2014. Our debt ratings at February 25, 2015, were: a- from A.M. Best, BBB+ from Fitch Ratings, A3 from Moody’s Investors Service and BBB from Standard & Poor’s Ratings Services.

Short-Term Debt
At December 31, 2014, we had a $225 million line of credit with commercial banks, with $49 million borrowed. That line of credit had a $104 million balance at December 31, 2013. During 2014, we repaid $55 million as part of routine cash management. Access to this line of credit requires compliance with various covenants, including maintaining a minimum consolidated net worth and not exceeding a 30 percent debt-to-total capital ratio, as defined by the agreement. At December 31, 2014, we had in excess of $1.1 billion in net worth compared with our covenant net worth requirement. We are considerably within compliance with all covenants under the credit agreement, and believe we will remain in compliance. The credit agreement provides alternative interest charges based on the type of borrowing and our debt rating. The interest rate charged is adjusted LIBOR plus an applicable margin.

The $225 million unsecured revolving line of credit is administered by PNC Bank, N.A., a subsidiary of The PNC Financial Services Group Inc. (NYSE:PNC). The agreement was established in 2012, extended for two years in 2014, and will expire in May 2019. Our subsidiary CFC Investment Company also is a borrower under this line of credit. PNC Bank is the lead participant bookrunner with a $65 million share. Fifth Third Bancorp (Nasdaq:FITB) is

Cincinnati Financial Corporation - 2014 10-K - Page 96

the syndication agent with a $65 million share. U.S. Bancorp (NYSE:USB), BB&T Corp (NYSE:BBT) and Huntington Bancshares, Inc. (Nasdaq:HBAN) each provide $25 million of capacity, and Northern Trust Corporation (Nasdaq:NTRS), provides $20 million of capacity.

Capital Resources
Capital resources consisting of shareholders’ equity and total debt represent our overall financial strength to support current obligations and growth in our insurance businesses. At December 31, 2014, we had total capital of $7.413 billion. Shareholders’ equity was $6.573 billion, an increase of $503 million, or 8 percent, from the prior year. Our total debt was $840 million, down $54 million from a year ago. We seek to maintain a solid financial position and provide capital flexibility by keeping our ratio of debt to total capital moderate. We target a ratio below 20 percent. At year-end 2014, the ratio was 11.3 percent compared with 12.8 percent at year-end 2013.

At the discretion of the board of directors, the company can return capital directly to shareholders as discussed below.

•
Dividends to shareholders –The ability of our company to continue paying cash dividends is subject to factors the board of directors deem relevant. While the board and management believe there is merit to sustaining the company’s long record of dividend increases, our first priority is the company’s financial strength. Over the past 10 years, the company has paid an average of 60 percent of net income as dividends. Through 2014, the board had increased our cash dividend for 54 consecutive years. The board decision in January 2015 to increase the dividend demonstrated confidence in the company’s strong capital, liquidity, financial flexibility and initiatives to grow earnings.

•
Common stock repurchase – Generally, our board believes that share repurchases can help fulfill our commitment to enhancing shareholder value. Consequently, the board has authorized the repurchase of outstanding shares, giving management discretion to purchase shares at reasonable prices in light of circumstances at the time of purchase. Our approach since mid-2008 has been to hold capital adequate to support future growth of our insurance operations and repurchase a minimal amount of shares. Those repurchases were intended to partially offset the issuance of shares through equity compensation plans, primarily due to vesting of service-based restricted stock units of equity awards granted in the past. Our corporate Code of Conduct restricts repurchases during certain time periods. The details of the repurchase authorizations and activity are described in Item 5, Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Obligations
We pay obligations to customers, suppliers and associates in the normal course of our business operations. Some are contractual obligations that define the amount, circumstances and/or timing of payments. We have other commitments for business expenditures; however, the amount, circumstances and/or timing of our other commitments are not dictated by contractual arrangements.

Cincinnati Financial Corporation - 2014 10-K - Page 97

Contractual Obligations
As of December 31, 2014, we estimate our future contractual obligations as follows:

(Dollars in millions)	Year	Years	Years	There-
Payment due by period	2015	2016-2017	2018-2019	after	Total
Gross property casualty loss and loss expense payments	$1,439	$1,438	$620	$941	$4,438
Gross life policyholder obligations	101	136	166	4,373	4,776
Interest on long-term debt	52	104	104	578	838
Long-term debt	—	—	—	793	793
Short-term debt	49	—	—	—	49
Profit-sharing commissions	121	—	—	—	121
Operating property	1	1	—	—	2
Capital lease obligations	18	12	5	1	36
Computer software	13	3	1	—	17
Qualified pension plan contribution	5	—	—	—	5
Other invested assets	5	9	6	—	20
Total	$1,804	$1,703	$902	$6,686	$11,095

Our two most significant contractual obligations are discussed in conjunction with related insurance reserves in Property Casualty Loss and Loss Expense Obligations and Reserves and Life Insurance Policyholder Obligations and Reserves in this report. Other future contractual obligations include:

•	Interest on long-term debt – We expect total interest expense to be $52 million in 2015. We discuss outstanding debt in Additional Sources of Liquidity.

•
Computer software – We expect to spend approximately $16 million over the next three years for current material commitments for computer software, including maintenance contracts on hardware and other known obligations.

Other Commitments
At December 31, 2014, we believe our most significant other commitments are:

•	Commissions – We expect commission payments to generally track with written premiums.

•
Other operating expenses – Many of our operating expenses are not contractual obligations but reflect the ongoing expenses of our business. In addition to contractual obligations for software disclosed above, we anticipate capitalizing approximately $5 million in spending for key technology initiatives in 2015. Capitalized development costs related to key technology initiatives totaled $5 million in 2014 and $4 million in 2013. These activities are conducted at our discretion, and we have no material contractual obligations for activities planned as part of these projects.

Liquidity and Capital Resources Outlook
A long-term perspective governs our liquidity and capital resources decisions, with the goal of benefitting our policyholders, agents, shareholders and associates over time. Our 2014 insurance results were within our longer-term combined ratio objective of averaging within the range of 95 percent to 100 percent over five-year periods, resulting in strong underwriting profits.

At December 31, 2014, we had $591 million in cash and cash equivalents. That strong liquidity and our consistent cash flows give us the flexibility to meet current obligations and commitments while building value by prudently investing where we see potential for both current income and long-term return. They also provide adequate financial cushion when short-term operating results do not meet our objectives.

In any year, we consider the most likely source of pressure on liquidity would be an unusually high level of catastrophe loss payments within a short period of time, such as what occurred in the second quarter of 2011. We responded with a reduced insurance subsidiary dividend to our parent company in 2011. There could be additional obligations for our insurance operations due to increasing severity or frequency of noncatastrophe claims. To address the risk of unusually large insurance loss obligations including catastrophe events, we maintain property

Cincinnati Financial Corporation - 2014 10-K - Page 98

casualty reinsurance contracts with highly rated reinsurers, as discussed under 2015 Reinsurance Programs. We also monitor the financial condition of our reinsurers because their insolvency could jeopardize a portion of our $545 million reinsurance recoverable asset at December 31, 2014.

Parent-company liquidity could be constrained by Ohio regulatory requirements that restrict the dividends insurance subsidiaries can pay. During 2015, our insurance subsidiary can declare $447 million in dividends to our parent company without regulatory approval. We do not expect future pension contributions to constrain our liquidity. The fair value of plan assets is 101 percent of the accumulated benefit obligation at December 31, 2014. Continued economic weakness also has the potential to affect our liquidity and capital resources in a number of different ways, including delinquent payments from agencies, defaults on interest payments by fixed-maturity holdings in our portfolio, dividend reductions by holdings in our equity portfolio or declines in the market value of holdings in our portfolio.

Off-Balance-Sheet Arrangements
We do not use any special-purpose financing vehicles or have any undisclosed off-balance-sheet arrangements (as that term is defined in applicable SEC rules) that are reasonably likely to have a current or future material effect on the company’s financial condition, results of operation, liquidity, capital expenditures or capital resources.

Property Casualty Loss and Loss Expense Obligations and Reserves
Our estimate of future gross property casualty loss and loss expense payments of $4.438 billion is lower than loss and loss expense reserves of $4.485 billion reported on our balance sheet at December 31, 2014. The $47 million difference is due to certain life and health loss reserves. Reserving practices are discussed in Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves.

For the business lines in the commercial and personal lines insurance segments, and in total for the excess and surplus lines insurance segment, the following table details gross reserves among case, IBNR and loss expense reserves, net of salvage and subrogation. The increase in total gross reserves was primarily due to a $120 million increase in IBNR reserves, including $77 million for our commercial casualty line of business and $28 million for our workers' compensation line of business. Total gross reserves for our excess and surplus lines insurance segment rose $45 million, reflecting a 28 percent increase in earned premiums.

Cincinnati Financial Corporation - 2014 10-K - Page 99

Property Casualty Gross Loss and Loss Expense Reserves

(Dollars in millions)	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
	reserves	reserves	reserves	reserves	of total
At December, 31 2014
Commercial lines insurance:
Commercial casualty	$794	$470	$520	$1,784	40.2%
Commercial property	203	(4)	39	238	5.4
Commercial auto	298	58	77	433	9.8
Workers' compensation	412	550	94	1,056	23.8
Other commercial	188	11	87	286	6.4
Subtotal	1,895	1,085	817	3,797	85.6
Personal lines insurance:
Personal auto	195	(21)	63	237	5.3
Homeowner	74	12	23	109	2.5
Other personal	45	43	5	93	2.0
Subtotal	314	34	91	439	9.8
Excess and surplus lines	77	79	46	202	4.6
Total	$2,286	$1,198	$954	$4,438	100.0%

At December 31, 2013
Commercial lines insurance:
Commercial casualty	$790	$393	$496	$1,679	39.6%
Commercial property	189	30	37	256	6.0
Commercial auto	264	40	69	373	8.8
Workers' compensation	421	522	95	1,038	24.5
Other commercial	211	15	95	321	7.6
Subtotal	1,875	1,000	792	3,667	86.5
Personal lines insurance:
Personal auto	178	(18)	61	221	5.2
Homeowner	80	9	24	113	2.7
Other personal	46	32	5	83	1.9
Subtotal	304	23	90	417	9.8
Excess and surplus lines	65	55	37	157	3.7
Total	$2,244	$1,078	$919	$4,241	100.0%

Asbestos and Environmental Loss and Loss Expense Reserves
We carried $81 million of net loss and loss expense reserves for asbestos and environmental claims and $51 million of reserves for mold claims at year-end 2014, compared with $77 million and $51 million, respectively, for such claims at year-end 2013. The asbestos and environmental claims amounts for each respective year constituted 2.0 percent and 1.9 percent of total net loss and loss expense reserves at these year-end dates.

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

Cincinnati Financial Corporation - 2014 10-K - Page 100

continue to monitor our claims for evidence of material exposure to other mass tort classes such as silicosis, but we have found no such credible evidence to date.

Reserving data for asbestos and environmental claims has characteristics that limit the usefulness of the methods and models used to analyze loss and loss expense reserves for other claims. Specifically, asbestos and environmental loss and loss expenses for different accident years do not emerge independently of one another as loss development and Bornhuetter-Ferguson methods assume. In addition, asbestos and environmental loss and loss expense data available to date did not reflect a well-defined tail, greatly complicating the identification of an appropriate probabilistic trend family model. At year-end 2014, we used a weighted average of a paid survival ratio method and report year method to estimate reserves for IBNR asbestos and environmental claims. Our exposure to such claims is limited; we believe a weighted average of both methods produces a sufficient level of reserves.

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

Our estimates of gross property casualty loss and loss expense payments do not include reinsurance receivables or ceded losses. As discussed in 2015 Reinsurance Programs, we purchase reinsurance to mitigate our property casualty risk exposure. Ceded property casualty reinsurance unpaid receivables of $282 million at year-end 2014 are an offset to our gross property casualty loss and loss expense obligations. Our reinsurance program mitigates the liquidity risk of a single large loss or an unexpected rise in claim severity or frequency due to a catastrophic event. Reinsurance does not relieve us of our obligation to pay covered claims. The financial strength of our reinsurers is important because our ability to recover losses under our reinsurance agreements depends on the financial viability of the reinsurers.

We direct our associates and agencies to settle claims and pay losses as quickly as is practical, and we made $2.413 billion of net claim payments during 2014. At year-end 2014, total net property casualty reserves of $4.156 billion reflected $2.091 billion in unpaid amounts on reported claims (case reserves), $920 million in loss expense reserves and $1.145 billion in estimates of claims that were incurred but had not yet been reported (IBNR). The specific amounts and timing of obligations related to case reserves and associated loss expenses are not set contractually. The amounts and timing of obligations for IBNR claims and related loss expenses are unknown. We discuss our methods of establishing loss and loss expense reserves and our belief that reserves are adequate in Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves.

The historical pattern of using premium receipts for the payment of loss and loss expenses has enabled us to extend slightly the maturities of our investment portfolio beyond the estimated settlement date of the loss reserves. The effective duration of our consolidated property casualty fixed-maturity portfolio was 4.4 years at year-end 2014. By contrast, the duration of our loss and loss expense reserves was approximately 4.24 years. We believe this difference in duration does not affect our ability to meet current obligations because cash flow from operations is sufficient to meet these obligations. In addition, investment holdings could be sold, if necessary, to meet higher than anticipated loss and loss expenses.

Range of Reasonable Reserves
The company established a reasonably likely range for net loss and loss expense reserves of $3.922 billion to $4.296 billion at year-end 2014, with the company carrying net reserves of $4.156 billion. The likely range was $3.727 billion to $4.078 billion at year-end 2013, with the company carrying net reserves of $3.942 billion. Our loss and loss expense reserves are not discounted for the time-value of money, but we have reduced the reserves by an estimate of the amount of salvage and subrogation payments we expect to recover.

The low point of each year’s range corresponds to approximately one standard error below each year’s mean reserve estimate, while the high point corresponds to approximately one standard error above each year’s mean reserve estimate. We discussed management’s reasons for basing reasonably likely reserve ranges on standard errors in Critical Accounting Estimates, Reserve Estimate Variability.

The ranges reflect our assessment of the most likely unpaid loss and loss expenses at year-end 2014 and 2013. However, actual unpaid loss and loss expenses could nonetheless fall outside of the indicated ranges.

Cincinnati Financial Corporation - 2014 10-K - Page 101

Management’s best estimate of total loss and loss expense reserves as of year-end 2014 was consistent with the corresponding actuarial best estimate. Management’s best estimate of total loss and loss expense reserves as of year-end 2013 also was consistent with the corresponding actuarial best estimate.

Development of Reserves for Loss and Loss Expenses
We reconcile the beginning and ending balances of our reserves for loss and loss expenses at December 31, 2014, 2013 and 2012, in Item 8, Note 4 of the Consolidated Financial Statements. The reconciliation of our year-end 2013 reserve balance to net incurred losses one year later recognized $98 million of favorable reserve development.

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

•
Section B shows the cumulative net amount paid with respect to the previously recorded reserve as of the end of each succeeding year. For example, as of December 31, 2014, we had paid $2.355 billion of loss and loss expenses in calendar years 2005 through 2014 for losses that occurred in accident years 2004 and prior. An estimated $330 million of losses remained unpaid as of year-end 2014 (net re-estimated reserves of $2.685 billion from Section C less cumulative net paid loss and loss expenses of $2.355 billion).

•
Section C shows the re-estimated amount of the previously reported reserves based on experience as of the end of each succeeding year. The estimate is increased or decreased as we learn more about the development of the related claims.

•
Section D, cumulative net reserve development, represents the aggregate change in the estimates for all years subsequent to the year the reserves were initially established. For example, reserves established at December 31, 2004, had developed favorably by $292 million over 10 years, net of reinsurance, which was reflected in income over the 10 years. The table shows favorable reserve development as a negative number. Favorable reserve development on prior accident years, which represents a negative expense, is favorable to income. The “One year later” line in the table shows the effects on income before income taxes in 2014, 2013 and 2012 of changes in estimates of the reserves for loss and loss expenses for all accident years. The effect was favorable to pretax income for those three years by $98 million, $147 million, and $396 million, respectively.

In evaluating the development of our estimated reserves for loss and loss expenses for the past 10 years, note that each amount includes the effects of all changes in amounts for prior periods. For example, payments or reserve adjustments related to losses settled in 2014 but incurred in 2008 are included in the cumulative deficiency or redundancy amount for 2008 and each subsequent year. In addition, this table presents calendar year data, not accident or policy year development data, which readers may be more accustomed to analyzing. Conditions and trends that affected development of reserves in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future reserve development based on this data.

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

Cincinnati Financial Corporation - 2014 10-K - Page 102

Development of Estimated Reserves for Property and Casualty Loss and Loss Expenses

(Dollar in millions)
	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
A. Originally reported reserves for unpaid loss and loss expenses:
Gross of reinsurance	$3,514	$3,629	$3,860	$3,925	$4,040	$4,096	$4,137	$4,280	$4,169	$4,241	$4,438
Reinsurance recoverable	537	518	504	528	542	435	326	375	356	299	282
Net of reinsurance	$2,977	$3,111	$3,356	$3,397	$3,498	$3,661	$3,811	$3,905	$3,813	$3,942	$4,156

B. Cumulative net paid as of:
One year later	$907	$944	$1,006	$979	$994	$926	$1,035	$1,106	$1,127	$1,201
Two years later	1,426	1,502	1,547	1,523	1,529	1,511	1,663	1,717	1,822
Three years later	1,758	1,845	1,896	1,857	1,912	1,921	2,052	2,170
Four years later	1,963	2,059	2,096	2,102	2,174	2,188	2,330
Five years later	2,096	2,176	2,247	2,264	2,343	2,359
Six years later	2,163	2,282	2,360	2,371	2,455
Seven years later	2,238	2,355	2,437	2,443
Eight years later	2,291	2,402	2,484
Nine years later	2,328	2,439
Ten years later	2,355

C. Net reserves re-estimated as of:
One year later	$2,817	$2,995	$3,112	$3,074	$3,310	$3,357	$3,526	$3,509	$3,666	$3,844
Two years later	2,743	2,871	2,893	3,042	3,197	3,251	3,283	3,464	3,624
Three years later	2,657	2,724	2,898	3,005	3,124	3,076	3,279	3,437
Four years later	2,578	2,776	2,907	2,957	3,043	3,121	3,270
Five years later	2,645	2,788	2,900	2,925	3,073	3,115
Six years later	2,662	2,790	2,890	2,949	3,069
Seven years later	2,665	2,792	2,918	2,955
Eight years later	2,657	2,821	2,918
Nine years later	2,684	2,818
Ten years later	2,685

D. Cumulative net redundancy as of:
One year later	$(160)	$(116)	$(244)	$(323)	$(188)	$(304)	$(285)	$(396)	$(147)	$(98)
Two years later	(234)	(240)	(463)	(355)	(301)	(410)	(528)	(441)	(189)
Three years later	(320)	(387)	(458)	(392)	(374)	(585)	(532)	(468)
Four years later	(399)	(335)	(449)	(440)	(455)	(540)	(541)
Five years later	(332)	(323)	(456)	(472)	(425)	(546)
Six years later	(315)	(321)	(466)	(448)	(429)
Seven years later	(312)	(319)	(438)	(442)
Eight years later	(320)	(290)	(438)
Nine years later	(293)	(293)
Ten years later	(292)

Net reserves re-estimated—latest	$2,685	$2,818	$2,918	$2,955	$3,069	$3,115	$3,270	$3,437	$3,624	$3,844
Re-estimated recoverable—latest	526	500	492	480	517	422	351	413	366	307
Gross liability re-estimated—latest	$3,211	$3,318	$3,410	$3,435	$3,586	$3,537	$3,621	$3,850	$3,990	$4,151

Cumulative gross redundancy	$(303)	$(311)	$(450)	$(490)	$(454)	$(559)	$(516)	$(430)	$(179)	$(90)

Cincinnati Financial Corporation - 2014 10-K - Page 103

Property Casualty Insurance Development of Estimated Reserves by Accident Year
The following table shows net reserve changes at year-end 2014, 2013 and 2012 by property casualty segment and accident year:

(Dollars in millions)	Commercial	Personal	E&S
	lines	lines	lines	Totals
As of December 31, 2014
2013 accident year	$(33)	$(15)	$(10)	$(58)
2012 accident year	(7)	—	(8)	(15)
2011 accident year	(9)	(1)	(6)	(16)
2010 accident year	—	2	(5)	(3)
2009 accident year	(3)	—	—	(3)
2008 accident year	(9)	—	—	(9)
2007 and prior accident years	4	2	—	6
(Favorable)/unfavorable	$(57)	$(12)	$(29)	$(98)

As of December 31, 2013
2012 accident year	$(67)	$(27)	$(9)	$(103)
2011 accident year	(25)	(13)	(3)	(41)
2010 accident year	(48)	1	(1)	(48)
2009 accident year	13	2	—	15
2008 accident year	9	(1)	—	8
2007 accident year	(5)	—	—	(5)
2006 and prior accident years	28	(1)	—	27
(Favorable)/unfavorable	$(95)	$(39)	$(13)	$(147)

As of December 31, 2012
2011 accident year	$(93)	$(60)	$—	$(153)
2010 accident year	(49)	(16)	(3)	(68)
2009 accident year	(80)	(11)	(2)	(93)
2008 accident year	(45)	(5)	—	(50)
2007 accident year	(18)	(3)	—	(21)
2006 accident year	(12)	(1)	—	(13)
2005 and prior accident years	5	(3)	—	2
(Favorable)/unfavorable	$(292)	$(99)	$(5)	$(396)

Overall favorable development for consolidated property casualty reserves of $98 million in 2014 illustrated the potential for revisions inherent in estimating reserves, especially for long-tail lines such as commercial casualty and workers’ compensation. As noted in Critical Accounting Estimates, Key Assumptions Loss Reserving, our models predict that actual loss and loss expense emergence will differ from projections, and we do not attempt to monitor or identify such normal variations. The table in Property Casualty Loss and Loss Expense Obligations and Reserves shows reserves by segment and lines of business and the components of gross reserves among case, IBNR and loss expense reserves.

Cincinnati Financial Corporation - 2014 10-K - Page 104

Reserve development on all prior accident years for our commercial casualty line of business netted to an unfavorable $5 million. Favorable reserve development of $51 million for the workers’ compensation line accounted for nearly 90 percent of our commercial lines insurance segment net total in 2014. Our commercial property line of business experienced $34 million of favorable reserve development on prior accident years recorded during 2014, including $13 million for catastrophe losses. Our commercial auto line of business experienced $39 million of unfavorable reserve development on prior accident years recorded during 2014. Drivers of significant reserve development for various lines of business are discussed below.

•
Commercial casualty adverse development for prior accident years – During 2014, we experienced unanticipated claims development on prior accident years, especially for umbrella liability coverage. That included an increase in aggregate paid losses or loss expenses for accident years three or more years old. Those payments emerged at levels higher than we expected, particularly for accident years 2005 and 2007. Considering that new data, our actuaries responded cautiously, and we increased our estimates for IBNR losses and loss expenses for all prior accident years in total. Our products liability coverage within commercial casualty experienced a higher-than-anticipated 2014 increase in paid losses or loss expenses, primarily for more recent prior accident years. That increase, plus an approximately equal increase in reserves, resulted in net unfavorable or adverse development on prior accident years for products liability. In 2014, our medical professional liability coverage within commercial casualty experienced net favorable development on prior accident years, but less so than in 2013, when it was more than twice the annual average of years 2010 through 2012.

•
Commercial auto loss emergence – Commercial auto continued to develop unfavorably during calendar year 2014. This line of business has been troublesome for the industry as a whole in recent years. As part of the U.S. economic recession of a few years ago, slowing business activity influenced our estimates of reserves for ultimate losses and loss expenses during that period. As the economy slowly recovered, we believe we were slow to recognize some of the higher loss cost effects in current accident year reserve estimates for at least part of that period. As claims that occurred during that period have become more mature, paid and reported loss cost trends resulted in us increasing our reserve estimates. Initiatives to improve profitability of our commercial auto line of business are discussed in Commercial Lines Insurance Results, Commercial Lines of Business Analysis.

•
Workers’ compensation – We continue to see favorable reserve development, for all prior accident years in aggregate. During 2014, the trend for estimated payments to be made in future calendar years was down slightly. However, we continue to monitor this line closely, as a sudden increase in trend for future payments has a highly leveraged effect. During 2013, paid loss amounts were higher than we expected for several older accident years, and we increased our reserve estimates accordingly. Initiatives to improve profitability of our workers’ compensation line of business are discussed in Commercial Lines Insurance Results, Commercial Lines of Business Analysis.

Favorable development of personal lines insurance segment reserves illustrates the potential for revisions inherent in estimating reserves. In 2014, we experienced unfavorable reserve development related to umbrella liability coverage in the other personal line of business. That followed several years of favorable reserve development.

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

For the excess and surplus lines insurance segment, the table showing reserves by segment and lines of business in Property Casualty Loss and Loss Expense Obligations and Reserves, shows the components of gross reserves among case, IBNR and loss expense reserves. Total gross reserves were up $45 million from year-end 2013 primarily due to the increase in premiums and exposures for this segment, as we discussed in Excess and Surplus Lines Insurance Results. Favorable development during 2014 of $29 million for excess and surplus lines insurance segment reserves, shown in the table above, illustrates the potential for revisions inherent in estimating reserves. During 2011, we began to rely more heavily on development patterns from our own excess and surplus lines business, contributing to the modest decrease in reserves, especially for the defense and cost containment portion of loss expense reserves.

Cincinnati Financial Corporation - 2014 10-K - Page 105

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

Our estimates of gross life, annuity and disability obligations do not reflect net recoveries from reinsurance agreements. Ceded life reinsurance receivables were $250 million at year-end 2014. As discussed in 2015 Reinsurance Programs, we purchase reinsurance to mitigate our life insurance risk exposure. At year-end 2014, ceded death benefits represented approximately 42.8 percent of our total gross policy face amounts in force.

These estimated cash outflows are undiscounted with respect to interest. As a result, the sum of the cash outflows for all years of $4.776 billion (total of life insurance obligations) exceeds the liabilities recorded in life policy and investment contract reserves and separate accounts for future policy benefits and claims of $3.194 billion (total of life insurance policy reserves and separate account policy reserves). Separate account policy reserves make up all but $22 million of separate accounts liabilities.

We have made significant assumptions to determine the estimated undiscounted cash flows of these policies and contracts that include mortality, morbidity, timing of claims, future lapse rates and interest crediting rates. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results.

Life Insurance Reserves
Gross life policy reserves were $2.497 billion at year-end 2014, compared with $2.390 billion at year-end 2013. The increase was primarily due to reserves for traditional life insurance contracts. We establish reserves for traditional life insurance policies based on expected expenses, mortality, morbidity, withdrawal rates and investment yields, including a provision for uncertainty. Once these assumptions are established, they generally are maintained throughout the lives of the contracts. We use both our own experience and industry experience adjusted for historical trends in arriving at our assumptions for expected mortality, morbidity and withdrawal rates. We use our own experience and historical trends for setting our assumptions for expected expenses. We base our assumptions for expected investment income on our own experience adjusted for current economic conditions.

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

2015 Reinsurance Programs
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

Cincinnati Financial Corporation - 2014 10-K - Page 106

To help determine appropriate reinsurance coverage for hurricane, earthquake and tornado/hail exposures, we use the RMS and AIR models to estimate the probable maximum loss from a single event or multiple events occurring in a one-year period. The models are proprietary in nature, and the vendors that provide them periodically update the models, sometimes resulting in significant changes to their estimate of probable maximum loss. As of the end of 2014, both models indicated that a hurricane event represents our largest amount of exposure to losses. The table below summarizes estimated probabilities and the corresponding probable maximum loss from a single hurricane event occurring in a one-year period, and indicates the effect of such losses on consolidated shareholders’ equity at December 31, 2014. Net losses are net of reinsurance and income taxes, and assume our 2015 reinsurance programs apply.

(Dollars in millions)	RMS Model			AIR Model
			Percent			Percent
	Gross	Net	of total	Gross	Net	of total
Probability at December 31, 2014	losses	losses	equity	losses	losses	equity
2.0% (1 in 50 year event)	$366	$74	1.1%	$333	$73	1.1%
1.0% (1 in 100 year event)	563	80	1.2	453	76	1.2
0.4% (1 in 250 year event)	912	284	4.3	722	161	2.4
0.2% (1 in 500 year event)	1,254	507	7.7	883	265	4.0

The modeled losses according to RMS in the table are based on its RiskLink version 13.1 catastrophe model and use a medium-term storm catalog methodology. The medium-term storm catalog theory is a more conservative approach and places a higher weighting on the increased hurricane activity of the past several years, thus producing higher probable maximum loss projections than a longer-term view. The modeled losses according to AIR in the table are based on its AIR Clasic/2 version 15 catastrophe model and use a long-term methodology. The AIR storm catalog includes decades of documented weather events used in simulations for probable maximum loss projections.

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

Currently participating on our standard market property and casualty per-risk and per-occurrence programs are Hannover Reinsurance Company, Munich Reinsurance America, Partner Reinsurance Company of the U.S. and Swiss Reinsurance America Corporation, all of which had A.M. Best insurer financial strength ratings of A+ (Superior) or better as of December 31, 2014. Our property catastrophe program is subscribed through a broker by reinsurers from the United States, Bermuda, London and the European markets. The largest participant in our property catastrophe program, representing approximately 47 percent of total participation, is the Lloyds of London placement that features numerous syndicates, with R.J. Kiln & Company Limited and the Catlin Syndicate taking the largest participations. Other primary participants in our property catastrophe program include Liberty Syndicates, Axis Specialty, Amlin Re and Markel Ltd.

Cincinnati Financial Corporation - 2014 10-K - Page 107

The following table shows our five largest property casualty reinsurance receivable amounts by reinsurer at year‑end 2014 and 2013. USAIG is a joint underwriting association of individual insurance companies that collectively functions as a worldwide aviation insurance market. We terminated our participation in the association after policy year 2002. The A.M. Best insurer financial strength ratings as of the end of the two most recent years are also shown for each those reinsurers that are rated by Best.

(Dollars in millions)	2014		2013
Name of reinsurer	Total receivable	A.M. Best Rating	Total receivable	A.M. Best Rating
USAIG	$98	NA	$105	NA
Swiss Reinsurance America Corporation	57	A+	57	A+
Munich Reinsurance America	35	A+	37	A+
Michigan Catastrophic Claims Association	32	NA	28	NA
General Reinsurance Corporation	28	A++	30	A++

Primary components of the 2015 property and casualty reinsurance program include:

•
Property per risk treaty – The primary purpose of the property treaty is to provide capacity up to $25 million, adequate for the majority of the risks we write. It also includes protection for extra-contractual liability coverage losses. We retain the first $10 million of each loss. Losses between $10 million and $25 million are reinsured at 100 percent. The ceded premium is estimated at $19 million for 2015, compared with $28 million for 2014 and $38 million for 2013. Lower 2015 rates and a $2 million increase in our retention per loss offset the effect of estimates of increased direct written premiums that are subject to the treaty.

•
Property excess treaty – For 2015, we again purchased a property reinsurance treaty that provides an additional $10 million in protection for property losses. Effective February 1, 2015, we purchased an additional $15 million of coverage. These treaties, along with the property per risk treaty, provides a total of $50 million of protection. The ceded premium is estimated at approximately $6 million for 2015, compared with $4 million for both 2014 and 2013, when the coverage amount was $10 million.

•
Casualty per occurrence treaty – The casualty treaty provides capacity up to $25 million. Similar to the property treaty, it provides sufficient capacity to cover the vast majority of casualty accounts we insure and also includes protection for extra-contractual liability coverage losses. We retain the first $10 million of each loss. Losses between $10 million and $25 million are reinsured at 100 percent. The ceded premium is estimated at $13 million for 2015, compared with $23 million for 2014 and $30 million for 2013. Lower 2015 rates and a $2 million increase in our retention per loss offset the effect of estimates of increased direct written premiums that are subject to the treaty.

•
Casualty excess treaty – We purchase a casualty reinsurance treaty that provides an additional $45 million in protection for certain casualty losses. This treaty, along with the casualty per occurrence treaty, provides a total of $70 million of protection for workers’ compensation, extra-contractual liability coverage and clash coverage losses, which would apply when a single occurrence involves multiple policyholders of The Cincinnati Insurance Companies or multiple coverages for one insured. The ceded premium is estimated at approximately $3 million for 2015, similar to the premium for both 2014 and 2013.

•
Property catastrophe treaty – To protect against catastrophic events such as wind and hail, hurricanes or earthquakes, we purchased property catastrophe reinsurance with a limit up to $600 million. Losses from the same occurrence can now be aggregated into one limit over an 120 hour period and applied to the treaty towards recovery. This is an expansion in coverage over the previous treaty’s 96-hour limitation. The treaty contains one reinstatement provision. For the 2015 treaty, ceded premiums are estimated at $42 million, down from $50 million for 2014, reflecting a $25 million increase in our retention per event, lower rates and minor changes in our share of losses described below. We retain the first $100 million of any loss, and a share of losses up to $600 million, as indicated below:

◦	5.0 percent of losses between $100 million and $200 million

◦	5.0 percent of losses between $200 million and $300 million

◦	5.0 percent of losses between $300 million and $400 million

◦	5.0 percent of losses between $400 million and $600 million

Cincinnati Financial Corporation - 2014 10-K - Page 108

•
Beginning in 2013 we added an alternative reinsurance structure to protect against certain catastrophic events, and a similar structure is in place for 2014 through 2016. For certain exposures in the United States, we arranged for the purchase of collateralized reinsurance funded through the issuance of collateralized risk-linked securities, known as catastrophe bonds. The catastrophe bond arrangements generally provide reinsurance coverage for specific types of losses in specific geographic locations. They are generally designed to supplement coverage provided under the property catastrophe treaty. Effective January 2014, we have a catastrophe bond arrangement providing up to $100 million in reinsurance protection. It expires in January 2017 and provides coverage for severe convective storm losses in certain key core regions as well as supplemental coverage in the event of an earthquake occurring along the New Madrid fault line and faults occurring in the states of Utah, Washington and Oregon.

After reinsurance, and before any applicable benefit from our catastrophe bond, our maximum exposure to a catastrophic event that causes $600 million in covered losses in 2015 would be $125 million compared with $115 million for 2014. The largest catastrophe loss event in our history occurred during 2011 from a May 20-27 storm system that included a tornado in Joplin, Missouri, and also significant losses from hail in the Dayton, Ohio, area. Our losses from that storm were estimated at December 31, 2014, to be $225 million before reinsurance.

Individual risks with insured values in excess of $50 million, as identified in the policy, are handled through a different reinsurance mechanism. We typically reinsure property coverage for individual risks with insured values between $50 million and $65 million under an automatic facultative agreement. For risks with property values exceeding $65 million, we negotiate the purchase of facultative coverage on an individual certificate basis. For casualty coverage on individual risks with limits exceeding $25 million, facultative reinsurance coverage is placed on an individual certificate basis. For risks with casualty limits that are between $25 million and $27 million, we sometimes forego facultative reinsurance and retain an additional $2 million of loss exposure.

Terrorism coverage at various levels has been secured in most of our reinsurance agreements. The broadest coverage for this peril is found in the property and casualty working treaties, the property per risk treaty and the casualty per occurrence treaty, which provide coverage for commercial and personal risks. Our property catastrophe treaty provides terrorism coverage for personal risks, and coverage for commercial risks with total insured values of $13 million or less. For insured values between $13 million and $50 million, there also may be coverage in the property working treaty.

A form of reinsurance is also provided through The Terrorism Risk Insurance Act of 2002 (TRIA). TRIA was originally signed into law on November 26, 2002, and extended on December 22, 2005, in a revised form, and extended again on December 26, 2007, and January 12, 2015. TRIA provides a temporary federal backstop for losses related to the writing of the terrorism peril in property casualty insurance policies. Under regulations promulgated under this statute, insurers are required to offer terrorism coverage for certain lines of property casualty insurance, including property, commercial multi-peril, fire, ocean marine, inland marine, liability, aircraft and workers’ compensation. In the event of a terrorism event defined by TRIA, the federal government would reimburse terrorism claim payments subject to the insurer’s deductible. The deductible is calculated as a percentage of subject written premiums for the preceding calendar year. Our deductible in 2014 was $459 million (20 percent of 2013 subject premiums), and we estimate it is $494 million (20 percent of 2014 subject premiums) for 2015.

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

•
Casualty treaties – The casualty treaty is written on an excess of loss basis and provide limits up to $6 million, which is adequate capacity for the risk profile we insure. A second treaty layer of $5 million excess of $6 million is written to provide coverage for extra contractual obligations or clash exposures. The maximum retention for any one casualty loss is $1 million by Cincinnati Specialty Underwriters. Losses between $1 million and $6 million are reinsured at 100 percent by Cincinnati Insurance.

Cincinnati Financial Corporation - 2014 10-K - Page 109

•
Basket retention – Cincinnati Specialty Underwriters has purchased this coverage to limit our retention to $1 million in the event that the same occurrence results in both a property and a casualty loss.

•
Property catastrophe treaty – As a subsidiary of Cincinnati Insurance, Cincinnati Specialty Underwriters is a named insured under our corporate property catastrophe treaty, and for our collateralized reinsurance funded through the issuance of catastrophe bonds. All terms and conditions of this reinsurance coverage apply to policies underwritten by Cincinnati Specialty Underwriters.

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

The following table shows our five largest life reinsurance receivable amounts by reinsurer at year-end 2014 and 2013. The A.M. Best insurer financial strength ratings as of the end of the two most recent years are also shown for each those reinsurers that are rated by Best.

(Dollars in millions)	2014		2013
Name of reinsurer	Total receivable	A.M. Best Rating	Total receivable	A.M. Best Rating
Swiss Re Life & Health America, Inc.	$90	A+	$89	A+
Lincoln National Life Insurance Company	43	A+	42	A+
Security Life of Denver Insurance Company	30	A	28	A
General Re Life Corporation	30	A++	27	A++
Employers Reassurance Corporation	15	A-	14	A-

We also have catastrophe reinsurance coverage on our life insurance operations that reimburses us for covered net losses in excess of $9 million. Our recovery is capped at $75 million for losses involving our associates.

Assumed Reinsurance
The Cincinnati Insurance Company’s reinsurance program for 2015 includes participation in two assumed reinsurance treaties with R.J. Kiln & Company Limited, a reinsurer that spreads its losses to its property book of business among many reinsurers. The exposure to loss is usually triggered as a result of very high catastrophe losses. The First Surplus treaty has exposure for us of up to nearly $2 million of assumed losses from a single event and the Second Surplus treaty also has exposure for us of up to nearly $2 million of assumed losses from a single event. The treaties with Kiln Group Limited were in place during 2014 at slightly higher exposure levels.

Cincinnati Financial Corporation - 2014 10-K - Page 110

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

•	Recession or other economic conditions resulting in lower demand for insurance products or increased payment delinquencies

•	Difficulties with technology or data security breaches, including cyberattacks, that could negatively affect our ability to conduct business and our relationships with agents, policyholders and others

•	Disruption of the insurance market caused by technology innovations such as driverless cars that could decrease consumer demand for insurance products

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

Cincinnati Financial Corporation - 2014 10-K - Page 111

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

Cincinnati Financial Corporation - 2014 10-K - Page 112

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

Risks associated with the asset classes described in Item 1, Our Segments, Investments Segment, can be summarized as follows (H – high, A – average, L – low):

	Taxable fixed maturities	Tax-exempt fixed maturities	Common equities	Nonredeemable preferred equities
Political	A	H	A	A
Regulatory	A	A	A	A
Economic	A	A	H	A
Revaluation	A	A	H	A
Interest rate	H	H	A	H
Fraud	A	L	A	A
Credit	A	L	A	A
Default	A	L	A	A

Cincinnati Financial Corporation - 2014 10-K - Page 113

Our investment portfolio had no European sovereign debt holdings but did include a relatively small amount of other European-based securities. The December 31, 2014, fair value total of $417 million consisted of fixed-maturity securities. The table below summarizes amounts for those securities by country.

(Dollars in millions)	Financial		Nonfinancial		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	cost	value	cost	value	cost	value
Great Britain	$36	$40	$83	$89	$119	$129
Netherlands	35	36	26	29	61	65
Switzerland	17	18	24	25	41	43
Sweden	19	19	13	13	32	32
Belgium	—	—	28	32	28	32
France	12	12	12	13	24	25
Spain	5	6	18	19	23	25
Germany	8	8	13	13	21	21
Luxembourg	—	—	18	19	18	19
Ireland	—	—	12	14	12	14
Italy	—	—	11	12	11	12
Total European exposure	$132	$139	$258	$278	$390	$417

Fixed-Maturity Securities Investments
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

The final, less significant risk is our exposure to credit risk for a portion of the tax-exempt portfolio that has support from corporate entities. Examples are bonds insured by corporate bond insurers or bonds with interest payments made by a corporate entity through a municipal conduit/authority. Our decisions regarding these investments primarily consider the underlying municipal situation. The existence of third-party insurance is intended to reduce risk in the event of default. In circumstances in which the municipality is unable to meet its obligations, risk would be increased if the insuring entity were experiencing financial duress. Because of our diverse exposure and selection of higher-rated entities with strong financial profiles, we do not believe this is a material concern as we discuss in Item 1, Our Segments, Investments Segment.

Cincinnati Financial Corporation - 2014 10-K - Page 114

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

The table below summarizes the effect of hypothetical changes in interest rates on fair value of our fixed-maturity portfolio.

(Dollars in millions)	Effect from interest rate change in basis points
	-200	-100	—	100	200
At December 31, 2014	$10,321	$9,882	$9,460	$9,041	$8,628
At December 31, 2013	$9,968	$9,545	$9,121	$8,708	$8,316

The effective duration of the fixed-maturity portfolio was 4.4 years at year-end 2014, compared with 4.5 years at year-end 2013. A 100-basis-point movement in interest rates would result in an approximately 4.4 percent change in the fair value of the fixed-maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value are to changes in the general level of interest rates, exclusive of call features. The fair values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.

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

Equity Securities Investments
Common stocks are subject to a variety of risk factors encompassed under the umbrella of market risk. General economic swings influence the performance of the underlying industries and companies within those industries. Industry- and company-specific risks also have the potential to substantially affect the value of our portfolio. Our investment guidelines help address these risks by diversifying the portfolio and establishing parameters to help manage exposures.

The table below summarizes the effect of hypothetical changes in market prices on fair value of our equity portfolio.

(Dollars in millions)	Effect from market price change in percent
	-30%	-20%	-10%	—	10%	20%	30%
At December 31, 2014	$3,401	$3,886	$4,372	$4,858	$5,344	$5,830	$6,315
At December 31, 2013	$3,063	$3,500	$3,938	$4,375	$4,813	$5,250	$5,688

Our equity holdings represented $4.858 billion in fair value and accounted for approximately 78 percent of the net unrealized gains and losses of the entire portfolio at year-end 2014. No holding had a fair value equal to or greater than 4 percent of our $4.679 billion publicly traded common stock portfolio. We had 17 holdings among eight different sectors each with a fair value greater than $100 million. See Item 1, Our Segments, Investments Segment and Item 8, Note 2 of the Consolidated Financial Statements, for additional details on our holdings.

The primary risks related to preferred stocks are similar to those related to investment grade corporate bonds. Rising interest rates adversely affect market values due to the normal inverse relationship between interest rates

Cincinnati Financial Corporation - 2014 10-K - Page 115

and bond prices. Credit risk exists due to the subordinate position of preferred stocks in the capital structure. We minimize this risk by primarily purchasing investment grade preferred stocks of issuers with a strong history of paying a common stock dividend.

Application of Asset Impairment Policy
As discussed in Item 7, Critical Accounting Estimates, Asset Impairment, our fixed-maturity and equity investment portfolios are evaluated differently for other-than-temporary impairments. The company’s asset impairment committee monitors a number of significant factors for indications of investments fair valued below the carrying amount may not be recoverable. The application of our impairment policy resulted in OTTI charges that reduced our income before income taxes by $24 million in 2014, $2 million in 2013 and $33 million in 2012. Impairments are discussed in Item 7, Investments Results.

We expect the number of securities fair valued below 100 percent of cost or amortized cost to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, cost or amortized cost for some securities have been revised due to impairment charges recognized in prior periods. At year-end 2014, 223 of the 3,015 securities we owned were fair valued below 100 percent of cost or amortized cost compared with 556 of the 2,879 securities we owned at year-end 2013 and 68 of the 2,784 securities we owned at year-end 2012.

The 223 holdings fair valued below cost or amortized cost at year-end 2014 represented 5.9 percent of the investment portfolio and $22 million in unrealized losses.

•
217 of these holdings were fair valued between 90 percent and 100 percent of cost or amortized cost. The value of these securities fluctuates primarily because of changes in interest rates. The fair value of these 217 securities was $815 million at year-end 2014, and they accounted for $19 million in unrealized losses.

•
Six of these holdings were fair valued between 70 percent and 90 percent of cost or amortized cost. The fair value of these holdings was $24 million, and they accounted for $3 million in unrealized losses.

•	No securities were trading below 70 percent of cost at year-end 2014.

Cincinnati Financial Corporation - 2014 10-K - Page 116

The following table summarizes the length of time securities in the investment portfolio have been in a continuous unrealized loss position.

(Dollars in millions)	Less than 12 months		12 months or more		Total
At December 31, 2014	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
Corporate	$261	$8	$90	$3	$351	$11
States, municipalities and political subdivisions	17	—	135	2	152	2
Government-sponsored enterprises	3	—	23	—	26	—
Commercial mortgage-backed	11	—	181	5	192	5
Foreign government	—	—	—	—	—	—
United States government	—	—	—	—	—	—
Subtotal	292	8	429	10	721	18
Equity securities:
Common equities	85	3	—	—	85	3
Nonredeemable preferred equities	16	—	17	1	33	1
Subtotal	101	3	17	1	118	4
Total	$393	$11	$446	$11	$839	$22
At December 31, 2013
Fixed maturity securities:
Corporate	$572	$20	$43	$2	$615	$22
States, municipalities and political subdivisions	490	18	42	3	532	21
Commercial mortgage-backed	125	5	—	—	125	5
Government-sponsored enterprises	199	27	1	—	200	27
Foreign government	10	—	—	—	10	—
United States government	1	—	—	—	1	—
Subtotal	1,397	70	86	5	1,483	75
Equity securities:
Common equities	77	1	—	—	77	1
Nonredeemable preferred equities	42	3	—	—	42	3
Subtotal	119	4	—	—	119	4
Total	$1,516	$74	$86	$5	$1,602	$79

Cincinnati Financial Corporation - 2014 10-K - Page 117

The following table summarizes our investment portfolio, classifying securities based on fair values relative to cost or amortized cost:

(Dollars in millions)	Number of issues	Cost or amortized cost	Fair value	Gross unrealized gain/loss	Gross investment income
At December 31, 2014
Taxable fixed maturities:
Fair valued below 70% of amortized cost	—	$—	$—	$—	$—
Fair valued at 70% to less than 100% of amortized cost	114	589	572	(17)	20
Fair valued at 100% and above of amortized cost	1,283	5,293	5,758	465	271
Securities sold in current year	—	—	—	—	15
Total	1,397	5,882	6,330	448	306

Tax-exempt fixed maturities:
Fair valued below 70% of amortized cost	—	—	—	—	—
Fair valued at 70% to less than 100% of amortized cost	100	150	149	(1)	3
Fair valued at 100% and above of amortized cost	1,418	2,839	2,981	142	99
Securities sold in current year	—	—	—	—	8
Total	1,518	2,989	3,130	141	110

Common equities:
Fair valued below 70% of cost	—	—	—	—	—
Fair valued at 70% to less than 100% of cost	4	88	85	(3)	2
Fair valued at 100% and above of cost	68	2,495	4,594	2,099	120
Securities sold in current year	—	—	—	—	6
Total	72	2,583	4,679	2,096	128

Nonredeemable preferred equities:
Fair valued below 70% of cost	—	—	—	—	—
Fair valued at 70% to less than 100% of cost	5	34	33	(1)	2
Fair valued at 100% and above of cost	23	111	146	35	8
Securities sold in current year	—	—	—	—	—
Total	28	145	179	34	10

Portfolio summary:
Fair valued below 70% of cost or amortized cost	—	—	—	—	—
Fair valued at 70% to less than 100% of cost or amortized cost	223	861	839	(22)	27
Fair valued at 100% and above of cost or amortized cost	2,792	10,738	13,479	2,741	498
Investment income on securities sold in current year	—	—	—	—	29
Total	3,015	$11,599	$14,318	$2,719	$554

At December 31, 2013
Portfolio summary:
Fair valued below 70% of cost or amortized cost	—	$—	$—	$—	$—
Fair valued at 70% to less than 100% of cost or amortized cost	556	1,681	1,602	(79)	41
Fair valued at 100% and above of cost or amortized cost	2,323	9,480	11,894	2,414	471
Investment income on securities sold in current year	—	—	—	—	23
Total	2,879	$11,161	$13,496	$2,335	$535

Cincinnati Financial Corporation - 2014 10-K - Page 118

ITEM 8.       Financial Statements and Supplementary Data

Responsibility for Financial Statements
We have prepared the consolidated financial statements of Cincinnati Financial Corporation and our subsidiaries for the year ended December 31, 2014, in accordance with accounting principles generally accepted in the United States of America (GAAP).

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

Deloitte & Touche LLP, our independent registered public accounting firm, audited the consolidated financial statements of Cincinnati Financial Corporation and subsidiaries for the year ended December 31, 2014. Deloitte & Touche LLP met with our audit committee to discuss the results of its examination. They have the opportunity to discuss the adequacy of internal controls and the quality of financial reporting without management present.

Cincinnati Financial Corporation - 2014 10-K - Page 119

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2014, as required by Section 404 of the Sarbanes Oxley Act of 2002. Management’s assessment was based on the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the company maintained effective internal control over financial reporting as of December 31, 2014. The assessment led management to conclude that, as of December 31, 2014, the company’s internal control over financial reporting was effective based on those criteria.

The company’s independent registered public accounting firm has issued an audit report on our internal control over financial reporting as of December 31, 2014.

/S/ Steven J. Johnston
Steven J. Johnston, FCAS, MAAA, CFA, CERA
President and Chief Executive Officer

/S/ Michael J. Sewell
Michael J. Sewell, CPA
Chief Financial Officer, Senior Vice President and Treasurer

February 27, 2015

Cincinnati Financial Corporation - 2014 10-K - Page 120

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Cincinnati Financial Corporation
Fairfield, Ohio

We have audited the accompanying consolidated balance sheets of Cincinnati Financial Corporation and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15(c). We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company’s internal control over financial reporting based on our audits.

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

Cincinnati Financial Corporation - 2014 10-K - Page 121

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/S/ Deloitte & Touche LLP
Cincinnati, Ohio
February 27, 2015

Cincinnati Financial Corporation - 2014 10-K - Page 122

Cincinnati Financial Corporation and Subsidiaries
Consolidated Balance Sheets

(Dollars in millions except per share data)	December 31,	December 31,
	2014	2013
Assets
Investments
Fixed maturities, at fair value (amortized cost: 2014—$8,871; 2013—$8,638)	$9,460	$9,121
Equity securities, at fair value (cost: 2014—$2,728; 2013—$2,523)	4,858	4,375
Other invested assets	68	68
Total investments	14,386	13,564
Cash and cash equivalents	591	433
Investment income receivable	123	121
Finance receivable	75	85
Premiums receivable	1,405	1,346
Reinsurance recoverable	545	547
Prepaid reinsurance premiums	29	26
Deferred policy acquisition costs	578	565
Land, building and equipment, net, for company use (accumulated depreciation: 2014—$446; 2013—$420)	194	210
Other assets	75	73
Separate accounts	752	692
Total assets	$18,753	$17,662

Liabilities
Insurance reserves
Loss and loss expense reserves	$4,485	$4,311
Life policy and investment contract reserves	2,497	2,390
Unearned premiums	2,082	1,976
Other liabilities	648	611
Deferred income tax	840	673
Note payable	49	104
Long-term debt and capital lease obligations	827	835
Separate accounts	752	692
Total liabilities	12,180	11,592

Commitments and contingent liabilities (Note 16)	—	—

Shareholders' Equity
Common stock, par value—$2 per share; (authorized: 2014 and 2013—500 million shares; issued: 2014 and 2013—198.3 million shares)	397	397
Paid-in capital	1,214	1,191
Retained earnings	4,505	4,268
Accumulated other comprehensive income	1,744	1,504
Treasury stock at cost (2014—34.6 million shares and 2013—35.2 million shares)	(1,287)	(1,290)
Total shareholders' equity	6,573	6,070
Total liabilities and shareholders' equity	$18,753	$17,662

Accompanying Notes are an integral part of these Consolidated Financial Statements.

Cincinnati Financial Corporation - 2014 10-K - Page 123

Cincinnati Financial Corporation and Subsidiaries
Consolidated Statements of Income

(Dollars in millions except per share data)	Years ended December 31,
	2014	2013	2012
Revenues
Earned premiums	$4,243	$3,902	$3,522
Investment income, net of expenses	549	529	531
Realized investment gains, net	133	83	42
Fee revenues	12	8	6
Other revenues	8	9	10
Total revenues	4,945	4,531	4,111
Benefits and Expenses
Insurance losses and policyholder benefits	2,856	2,505	2,322
Underwriting, acquisition and insurance expenses	1,301	1,243	1,155
Interest expense	53	54	54
Other operating expenses	14	15	14
Total benefits and expenses	4,224	3,817	3,545
Income Before Income Taxes	721	714	566
Provision for Income Taxes
Current	159	178	119
Deferred	37	19	26
Total provision for income taxes	196	197	145
Net Income	$525	$517	$421
Per Common Share
Net income—basic	$3.21	$3.16	$2.59
Net income—diluted	3.18	3.12	2.57

Accompanying Notes are an integral part of these Consolidated Financial Statements.

Cincinnati Financial Corporation - 2014 10-K - Page 124

Cincinnati Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

(Dollars in millions)	Years ended December 31,
	2014	2013	2012
Net Income	$525	$517	$421
Other Comprehensive Income
Unrealized gains on investments, net of tax of $134, $161, and $135, respectively	250	299	251
Amortization of pension actuarial loss and prior service cost, net of tax of $(6), $29, and $(4), respectively	(12)	54	(9)
Change in life deferred acquisition costs, life policy reserves and other, net of tax of $2, $12, and $(7), respectively	2	22	(14)
Other comprehensive income, net of tax	240	375	228
Comprehensive Income	$765	$892	$649

Accompanying Notes are an integral part of these Consolidated Financial Statements.

Cincinnati Financial Corporation - 2014 10-K - Page 125

Cincinnati Financial Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity

					Accumulated Other Comprehensive Income		Total Share- holders' Equity
(In millions)	Common Stock		Paid-In Capital	Retained Earnings		Treasury Stock
	Outstanding Shares	Amount
Balance, December 31, 2011	162.2	$393	$1,096	$3,863	$901	$(1,220)	$5,033
Net income	—	—	—	421	—	—	421
Other comprehensive income, net	—	—	—	—	228	—	228
Dividends declared	—	—	—	(263)	—	—	(263)
Share-based awards exercised and vested	0.7	1	19	—	—	2	22
Share-based compensation	—	—	16	—	—	—	16
Treasury shares acquired—share repurchase authorization	—	—	—	—	—	—	—
Shares acquired under employee share-based compensation plans	(0.3)	—	—	—	—	(12)	(12)
Other	0.3	—	3	—	—	5	8
Balance, December 31, 2012	162.9	$394	$1,134	$4,021	$1,129	$(1,225)	$5,453

Balance, December 31, 2012	162.9	$394	$1,134	$4,021	$1,129	$(1,225)	$5,453
Net income	—	—	—	517	—	—	517
Other comprehensive income, net	—	—	—	—	375	—	375
Dividends declared	—	—	—	(270)	—	—	(270)
Share-based awards exercised and vested	1.6	3	36	—	—	10	49
Share-based compensation	—	—	18	—	—	—	18
Treasury shares acquired—share repurchase authorization	(1.0)	—	—	—	—	(52)	(52)
Shares acquired under employee share-based compensation plans	(0.6)	—	—	—	—	(28)	(28)
Other	0.2	—	3	—	—	5	8
Balance, December 31, 2013	163.1	$397	$1,191	$4,268	$1,504	$(1,290)	$6,070

Balance, December 31, 2013	163.1	$397	$1,191	$4,268	$1,504	$(1,290)	$6,070
Net income	—	—	—	525	—	—	525
Other comprehensive income, net	—	—	—	—	240	—	240
Dividends declared	—	—	—	(288)	—	—	(288)
Share-based awards exercised and vested	1.3	—	—	—	—	37	37
Share-based compensation	—	—	19	—	—	—	19
Treasury shares acquired—share repurchase authorization	(0.5)	—	—	—	—	(21)	(21)
Shares acquired under employee share-based compensation plans	(0.4)	—	—	—	—	(19)	(19)
Other	0.2	—	4	—	—	6	10
Balance, December 31, 2014	163.7	$397	$1,214	$4,505	$1,744	$(1,287)	$6,573

Accompanying Notes are an integral part of these Consolidated Financial Statements.
Cincinnati Financial Corporation - 2014 10-K - Page 126

Cincinnati Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

(Dollars in millions)	Years ended December 31,
	2014	2013	2012
Cash Flows From Operating Activities
Net income	$525	$517	$421
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51	50	44
Realized investment gains, net	(133)	(83)	(42)
Share-based compensation	19	18	16
Interest credited to contract holders	47	44	44
Deferred income tax expense	37	19	26
Changes in:
Investment income receivable	(2)	(6)	4
Premiums and reinsurance recoverable	(60)	(64)	(122)
Deferred policy acquisition costs	(20)	(44)	(28)
Other assets	19	(32)	(4)
Loss and loss expense reserves	174	81	(109)
Life policy reserves	119	84	72
Unearned premiums	106	184	159
Other liabilities	(11)	77	78
Current income tax receivable/payable	2	(49)	79
Net cash provided by operating activities	873	796	638
Cash Flows From Investing Activities
Sale of fixed maturities	26	40	144
Call or maturity of fixed maturities	1,019	930	927
Sale of equity securities	335	178	216
Purchase of fixed maturities	(1,312)	(1,381)	(1,166)
Purchase of equity securities	(392)	(265)	(425)
Investment in finance receivables	(18)	(39)	(33)
Collection of finance receivables	31	30	34
Investment in buildings and equipment, net	(9)	(7)	(6)
Change in other invested assets, net	9	5	5
Net cash used in investing activities	(311)	(509)	(304)
Cash Flows From Financing Activities
Payment of cash dividends to shareholders	(278)	(263)	(256)
Purchase of treasury shares	(21)	(52)	—
Payments on note payable	(55)	—	—
Proceeds from stock options exercised	22	25	10
Contract holders' funds deposited	86	86	99
Contract holders' funds withdrawn	(143)	(128)	(126)
Excess tax benefits on share-based compensation	2	5	1
Other	(17)	(14)	(13)
Net cash used in financing activities	(404)	(341)	(285)
Net change in cash and cash equivalents	158	(54)	49
Cash and cash equivalents at beginning of year	433	487	438
Cash and cash equivalents at end of year	$591	$433	$487
Supplemental Disclosures of Cash Flow Information:
Interest paid	$53	$53	$54
Income taxes paid	154	222	38
Noncash Activities:
Conversion of securities	$7	$—	$26
Equipment acquired under capital lease obligations	12	28	23
Cashless exercise of stock options	19	28	12

Accompanying Notes are an integral part of these Consolidated Financial Statements.

Cincinnati Financial Corporation - 2014 10-K - Page 127

Notes to Consolidated Financial Statements

NOTE 1 – Summary of Significant Accounting Policies

Nature of Operations
Cincinnati Financial Corporation (CFC) operates through our insurance group and two complementary subsidiary companies.

The Cincinnati Insurance Company leads our standard market property casualty insurance group that also includes two subsidiaries: The Cincinnati Casualty Company and The Cincinnati Indemnity Company. This group markets a broad range of standard market commercial and personal policies. The group focuses on delivery of quality customer service to our select group of 1,466 independent insurance agencies with 1,884 reporting locations across 39 states. Other subsidiaries of The Cincinnati Insurance Company include The Cincinnati Life Insurance Company, which markets life and disability income insurance and fixed annuities, and The Cincinnati Specialty Underwriters Insurance Company, which offers excess and surplus lines property casualty insurance products.

The two CFC complementary subsidiaries are CSU Producer Resources Inc., which provides insurance brokerage services to our independent agencies so their clients can access our excess and surplus lines insurance products, and CFC Investment Company (CFC-I), which offers commercial leasing and financing services to our agents, their clients and other customers.

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

Earnings per Share
Net income per common share is based on the weighted average number of common shares outstanding during each of the respective years. We calculate net income per common share (diluted) assuming the exercise or conversion of share‑based awards using the treasury stock method.

Share-Based Compensation
We account for share-based compensation in accordance with Accounting Standards Codification (ASC) 718, Compensation – Stock Compensation. We grant qualified and nonqualified share-based compensation under authorized plans. The stock options vest ratably over three years following the date of grant and are exercisable over 10-year periods. We grant service-based restricted stock units that cliff vest three years after the date of grant. We also grant performance-based restricted stock units that vest if certain market conditions are attained. In 2014, the CFC compensation committee approved share-based awards including incentive stock options, nonqualified stock options, service-based restricted and performance-based restricted stock units. See Note 17, Share-Based Associate Compensation Plans, for further details.

Employee Benefit Pension Plan
We sponsor a defined benefit pension plan that was modified during 2008. We closed entry into the pension plan, and only participants 40 years of age or older could elect to remain in the plan. Our pension expense is based on certain actuarial assumptions and also is composed of several components that are determined using the projected unit credit actuarial cost method. Refer to Note 13, Employee Retirement Benefits, for more information about our defined benefit pension plan.

Property Casualty Insurance
The consolidated property casualty companies actively write property casualty insurance through independent agencies in 39 states. Our 10 largest states generated 62.8 percent and 63.8 percent of total earned premiums in 2014 and 2013, respectively. Ohio, our largest state, accounted for 17.7 percent and 18.5 percent of total earned

Cincinnati Financial Corporation - 2014 10-K - Page 128

premiums in 2014 and 2013, respectively. Illinois, Indiana, Pennsylvania, Georgia, Michigan and North Carolina each accounted for between 5 percent and 8 percent of total earned premiums in 2014. Our largest single agency relationship accounted for approximately 0.8 percent of our total property casualty earned premiums in 2014. No aggregate agency relationship locations under a single ownership structure accounted for more than 2.1 percent of our total property casualty earned premiums in 2014. We record revenues for installment charges as Fee revenues in the consolidated statements of income.

Property casualty written premiums are deferred and recorded as earned premiums on a pro rata basis over the terms of the policies. We record as unearned premiums the portion of written premiums that applies to unexpired policy terms. Expenses associated with successfully acquiring insurance policies – commissions, premium taxes and underwriting costs – are deferred and amortized over the terms of the policies. All acquisition costs are in accordance with ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. We assess recoverability of deferred acquisition costs at the segment level, consistent with the way we acquire, service and manage insurance policies and measure profitability. We analyze our acquisition cost assumptions to reflect actual experience, and we evaluate potential premium deficiencies.

Certain property casualty policies are not entered into policy underwriting systems as of the effective date of coverage. An actuarial estimate is made to determine the amount of these unprocessed written premiums. A large majority of the estimate is unearned and has no material impact on earned premiums.

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

Policyholder Dividends
Certain workers’ compensation policies include the possibility of a policyholder earning a return of a portion of its premium in the form of a policyholder dividend. The dividend generally is calculated by determining the profitability of a policy year along with the associated premium. We reserve for all probable future policyholder dividend payments. We record policyholder dividends as other underwriting expenses.

Life Insurance
We offer several types of life insurance and disability income insurance, and we account for each according to the duration of the contract. Short-duration life and health contracts are written to cover claims that arise during a short, fixed term of coverage. We generally have the right to change the amount of premium charged or cancel the coverage at the end of each contract term. Group life insurance is an example. We record premiums for short-duration life and health contracts similarly to property casualty contracts.

Long-duration contracts are written to provide coverage for an extended period of time. Traditional long-duration contracts require policyholders to pay scheduled gross premiums, generally not less frequently than annually, over the term of the coverage. Premiums for these contracts, such as whole life insurance and disability income insurance, are recognized as revenue when due. Some traditional long-duration contracts, such as ten-pay whole life insurance, have premium payment periods shorter than the period over which coverage is provided. For these contracts, the excess of premium over the amount required to pay expenses and benefits is recognized over the term of the coverage rather than over the premium payment period.

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

Cincinnati Financial Corporation - 2014 10-K - Page 129

historical trends, in arriving at our assumptions for expected mortality, morbidity and withdrawal rates. We use our own experience and historical trends for setting our assumption for expected expenses. We base our assumption for expected investment income on our own experience, adjusted for current economic conditions.

We capitalize acquisition costs for traditional long-duration contracts. We charge these capitalized costs associated with successfully acquiring traditional long-duration contract insurance policies over the premium-paying period of the policies. We use the same assumptions used in establishing the liability for the contract. All acquisition costs reflect the retrospective adoption of Accounting Standards Update (ASU) 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. We update our acquisition cost assumptions periodically to reflect actual experience, and we evaluate our deferred acquisition cost for recoverability.

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

We capitalize acquisition costs for universal life long-duration contracts. We charge these capitalized costs to expenses over the term of coverage of the contract in accordance with the recognition of gross profit from the contract. When we charge deferred policy acquisition costs to expenses, we use assumptions based on our best estimates of long-term experience. We review and modify these assumptions on a regular basis.

Separate Accounts
We have issued universal life contracts with guaranteed minimum returns, referred to as bank-owned life insurance contracts (BOLIs). A BOLI is designed so the bank is the policy owner and the policy beneficiary. We legally segregate and record as separate accounts the assets and liabilities for some of our BOLIs, based on the specific contract provisions. We guarantee minimum investment returns, account values and death benefits for our separate account BOLIs. Our other BOLIs are general account products.

We carry the assets of separate account BOLIs at fair value. The liabilities on separate account BOLIs primarily are the contract holders’ claims to the related assets and are carried at an amount equal to the contract holders’ account value. At December 31, 2014, the current fair value of the BOLI invested assets and cash exceeded the current fair value of the contract holders’ account value by approximately $47 million. If the BOLI projected fair value were to fall below the value we guaranteed, a liability would be established with a corresponding charge to the company’s earnings.

Generally, investment income and realized investment gains and losses of the separate accounts accrue directly to the contract holder, and we do not include them in the consolidated statements of income. Revenues and expenses related to separate accounts consist of contractual fees and mortality, surrender and expense risk charges. Also, each separate account BOLI includes a negotiated capital gain and loss sharing arrangement between the company and the bank. A percentage of each separate account’s realized capital gain and loss representing contract fees and assessments accrues to us and is transferred from the separate account to our general account and is recognized as revenue or expense. We record as revenues separate account investment management fees in Fee revenues of the consolidated statements of income.

Reinsurance
We reduce risk and uncertainty by buying property casualty and life reinsurance. Reinsurance contracts do not relieve us from our obligation to policyholders, but rather help protect our financial strength to perform that duty. All of these ceded reinsurance contracts transfer the economic risk of loss. We continue to assume risk with limited exposure as a reinsurer for other insurance companies, reinsurers and involuntary state pools.

Cincinnati Financial Corporation - 2014 10-K - Page 130

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

Investments
Our portfolio investments are primarily in publicly traded fixed-maturity, equity and short-term investments. Fixed-maturity investments (taxable bonds, tax-exempt bonds, redeemable preferred equities and commercial mortgage backed securities) and equity investments (common and nonredeemable preferred equities) are classified as available for sale and recorded at fair value in the consolidated financial statements. The number of fixed-maturity securities with fair value below 100 percent of amortized cost can be expected to fluctuate as interest rates rise or fall. Because of our strong surplus and long-term investment horizon, our general intent is to hold fixed-maturity investments until maturity, regardless of short-term fluctuations in fair values.

Our invested asset impairment policy states that fixed maturities below their amortized cost that the company (1) intends to sell or (2) more likely than not will be required to sell before recovery of their amortized cost basis are deemed to be other-than-temporarily impaired (OTTI). The amortized cost of any such securities is reduced to fair value as the new cost basis, and a realized loss is recorded in the period in which it is recognized. When these two criteria are not met, and the company believes that full collection of interest and/or principal is not likely, we determine the net present value of future cash flows by using the effective interest rate implicit in the security at the date of acquisition as the discount rate and compare that amount with the amortized cost and fair value of the security. The difference between the net present value of the expected future cash flows and amortized cost of the security is considered a credit loss and recognized as a realized loss in the period in which it occurred. The difference between the fair value and the net present value of the cash flows of the security, the noncredit loss, is recognized in other comprehensive income as an unrealized loss. We had no fixed-maturity securities with a noncredit loss for the years ended 2014 and 2013.

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

Included within our other invested assets are $31 million of life policy loans and $37 million of private equity investments. Life policy loans are carried at the receivable value. The private equity investments provide their financial statements to us and generally report investments on their balance sheets at fair value. We use the equity method of accounting for private equity investments.

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

Cincinnati Financial Corporation - 2014 10-K - Page 131

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

For the purpose of ASC 825 disclosure, we base fair value for long-term senior notes on market pricing of similar debt instruments that are actively trading. We base fair value for notes payable on our year-end outstanding balance because it is short term and tied to a variable interest rate. We estimate the fair value of liabilities for investment contracts and annuities using discounted cash flow calculations across a wide range of economic interest rate scenarios with a provision for our nonperformance risk. We estimate the fair value for policyholder loans on insurance contracts using a discounted cash flow model. Determination of fair value for structured settlements assumes the discount rates used to calculate the present value of expected payments are the risk-free spot rates plus an A3 rated bond spread for financial issuers at December 31, 2014, to account for nonperformance risk. See Note 3, Fair Value Measurements, for further details.

Land, Building and Equipment
We record land at cost, and record building and equipment at cost less accumulated depreciation. Equipment held under capital leases also is classified as property and equipment with the related lease obligations recorded as liabilities. We capitalize and amortize costs for internally developed computer software during the application development stage. These costs generally consist of external consulting, payroll and payroll-related costs. Our depreciation is based on estimated useful lives (ranging from three years to 39.5 years) using straight-line and accelerated methods. Depreciation expense was $37 million for each year in 2014, 2013 and 2012. We monitor land, building and equipment and software assets for potential impairments. Potential impairments may include a significant decrease in the fair values of the assets, considerable cost overruns on projects, a change in legal factors or business climate or other factors that indicate that the carrying amount may not be recoverable or useful. There were no recorded land, building and equipment impairments for 2014, 2013 or 2012.

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

See Note 11, Income Taxes, for further detail on our uncertain tax positions. Although no Internal Revenue Service (IRS) penalties currently are accrued, if incurred, they would be recognized as a component of income tax expense.

Finance Receivables
Our leasing subsidiary provides auto and equipment direct financing (leases and loans) to commercial and individual clients. We generally transfer ownership of the property to the client as the terms of the leases expire. Our lease contracts contain bargain purchase options. We account for these leases and loans as direct financing-type leases. We capitalize and amortize lease or loan origination costs over the life of the financing, using the effective interest method. These costs may include, but are not limited to finder fees, broker fees, filing fees and the cost of credit reports. We record income in the Other revenues of the consolidated statements of income over the financing term using the effective interest method. Finance receivables are reviewed for impairment on a quarterly basis and considered insignificant to our consolidated financial condition, results of operations and cash flows.

Cincinnati Financial Corporation - 2014 10-K - Page 132

Subsequent Events
There were no subsequent events requiring adjustment to the financial statements or disclosure.

Pending Accounting Updates

ASU 2014-09, Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Insurance contracts do not fall within the scope of this ASU. The effective date of ASU 2014-09 is for annual reporting periods beginning after December 15, 2016. The ASU has not yet been adopted; however, there is not expected to be a material impact on our company’s consolidated financial position, cash flows or results of operations.

ASU 2014-12, Compensation-Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period

In June 2014, the FASB Issued ASU 2014-12, Compensation-Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires that performance targets that affect vesting and that could be achieved after the requisite service period be treated as performance conditions. The effective date of ASU 2014-12 is for interim and annual reporting periods beginning after December 15, 2015. The ASU has not yet been adopted and will not have a material impact on our company’s consolidated financial position, cash flows or results of operations.

ASU 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis

In February 2015, the FASB Issued ASU 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis. ASU 2015-02 makes amendments to the current consolidation guidance, focusing mainly on the investment management industry; however entities across all industries will be impacted. The effective date of ASU 2015-02 is for interim and annual reporting periods beginning after December 15, 2015. The ASU has not yet been adopted; however, there is not expected to be a material impact on our company’s consolidated financial position, cash flows or results of operations.

Cincinnati Financial Corporation - 2014 10-K - Page 133

 NOTE 2 – Investments
The following table provides cost or amortized cost, gross unrealized gains, gross unrealized losses and fair value for our fixed-maturity and equity securities:

(Dollars in millions)	Cost or amortized cost	Gross unrealized		Fair value
At December 31, 2014		gains	losses
Fixed-maturity securities:
Corporate	$5,117	$420	$11	$5,526
States, municipalities and political subdivisions	3,267	178	2	3,443
Commercial mortgage-backed	250	9	—	259
Government-sponsored enterprises	213	—	5	208
Foreign government	10	—	—	10
Convertibles and bonds with warrants attached	7	—	—	7
United States government	7	—	—	7
Subtotal	8,871	607	18	9,460
Equity securities:
Common equities	2,583	2,099	3	4,679
Nonredeemable preferred equities	145	35	1	179
Subtotal	2,728	2,134	4	4,858
Total	$11,599	$2,741	$22	$14,318

At December 31, 2013
Fixed-maturity securities:
Corporate	$5,122	$433	$22	$5,533
States, municipalities and political subdivisions	3,107	125	21	3,211
Commercial mortgage-backed	148	—	5	143
Government-sponsored enterprises	227	—	27	200
Foreign government	10	—	—	10
Convertibles and bonds with warrants attached	17	—	—	17
United States government	7	—	—	7
Subtotal	8,638	558	75	9,121
Equity securities:
Common equities	2,396	1,818	1	4,213
Nonredeemable preferred equities	127	38	3	162
Subtotal	2,523	1,856	4	4,375
Total	$11,161	$2,414	$79	$13,496

The net unrealized investment gains in our fixed-maturity portfolio are primarily the result of the continued low interest rate environment that has increased the fair value of our fixed-maturity portfolio. The seven largest net unrealized investment gains in our common stock portfolio are from Exxon Mobil Corporation (NYSE:XOM), The Procter & Gamble Company (NYSE:PG), Honeywell International Incorporated (NYSE:HON), BlackRock Inc. (NYSE:BLK), Genuine Parts Company (NYSE:GPC), RPM International (NYSE:RPM) and Johnson and Johnson (NYSE:JNJ), which had a combined net gain position of $619 million. At December 31, 2014, Apple Inc. (Nasdaq:AAPL) was our largest single combined stock holding with a fair value of 3.3 percent of our publicly traded common stock portfolio and 1.1 percent of the total investment portfolio.

Cincinnati Financial Corporation - 2014 10-K - Page 134

The table below provides fair values and unrealized losses by investment category and by the duration of the securities’ continuous unrealized loss position:

(Dollars in millions)	Less than 12 months		12 months or more		Total
At December 31, 2014	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
Corporate	$261	$8	$90	$3	$351	$11
States, municipalities and political subdivisions	17	—	135	2	152	2
Commercial mortgage-backed	3	—	23	—	26	—
Government-sponsored enterprises	11	—	181	5	192	5
Subtotal	292	8	429	10	721	18
Equity securities:
Common equities	85	3	—	—	85	3
Nonredeemable preferred equities	16	—	17	1	33	1
Subtotal	101	3	17	1	118	4
Total	$393	$11	$446	$11	$839	$22
At December 31, 2013
Fixed maturity securities:
Corporate	$572	$20	$43	$2	$615	$22
States, municipalities and political subdivisions	490	18	42	3	532	21
Commercial mortgage-backed	125	5	—	—	125	5
Government-sponsored enterprises	199	27	1	—	200	27
Foreign government	10	—	—	—	10	—
United States government	1	—	—	—	1	—
Subtotal	1,397	70	86	5	1,483	75
Equity securities:
Common equities	77	1	—	—	77	1
Nonredeemable preferred equities	42	3	—	—	42	3
Subtotal	119	4	—	—	119	4
Total	$1,516	$74	$86	$5	$1,602	$79

Contractual maturity dates for fixed-maturity investments were:

(Dollars in millions)	Amortized cost	Fair value	% of fair value
At December 31, 2014
Maturity dates occurring:
Less than 1 year	$502	$509	5.4%
Years 1 - 5	3,404	3,687	39.0
Years 5 - 10	3,322	3,506	37.0
Due after ten years	1,643	1,758	18.6
Total	$8,871	$9,460	100.0%

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

At December 31, 2014, fixed-maturity investments with amortized cost of $75 million and fair value of $78 million were on deposit with various states in compliance with regulatory requirements. At December 31, 2013, fixed‑maturity investments with amortized cost of $80 million and fair value of $84 million were on deposit with various states in compliance with regulatory requirements.

Cincinnati Financial Corporation - 2014 10-K - Page 135

The following table provides investment income, realized investment gains and losses and the change in unrealized investment gains and losses, by investment category:

(Dollars in millions)	Years ended December 31,
	2014	2013	2012
Investment income:
Interest	$417	$413	$420
Dividends	138	122	115
Other	2	3	3
Total	557	538	538
Less investment expenses	8	9	7
Total	$549	$529	$531

Realized investment gains and losses summary:
Fixed maturities:
Gross realized gains	$21	$15	$36
Gross realized losses	(3)	—	—
Other-than-temporary impairments	(15)	(2)	(1)
Equity securities:
Gross realized gains	136	64	39
Gross realized losses	—	—	(2)
Other-than-temporary impairments	(9)	—	(32)
Other	3	6	2
Total	$133	$83	$42

Change in unrealized investment gains and losses:
Fixed maturities	$106	$(387)	$176
Equity securities	278	847	210
Less income taxes	134	161	135
Total	$250	$299	$251

For the years ended December 31, 2014, 2013 and 2012, there were no credit losses on fixed-maturity securities for which a portion of OTTI has been recognized in other comprehensive income.

During 2014, we other-than-temporarily impaired six securities. At December 31, 2014, 144 fixed-maturity investments with a total unrealized loss of $10 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity investments had fair values below 70 percent of amortized cost. There were three equity security investments in an unrealized loss position for 12 months or more with a total unrealized loss of $1 million as of December 31, 2014. Of that total, no equity security investments had fair values below 70 percent of cost.

During 2013, we other-than-temporarily impaired seven securities. At December 31, 2013, 40 fixed-maturity investments with a total unrealized loss of $5 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity investments had fair values below 70 percent of amortized cost. There were no equity security investments in an unrealized loss position for 12 months or more as of December 31, 2013.

During 2012, we other-than-temporarily impaired 13 securities. At December 31, 2012, four fixed-maturity investments with a total unrealized loss of $1 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity investments had fair values below 70 percent of amortized cost. There were no equity security investments in an unrealized loss position for 12 months or more as of December 31, 2012.

Cincinnati Financial Corporation - 2014 10-K - Page 136

NOTE 3 – Fair Value Measurements

Fair Value Hierarchy
The fair value hierarchy gives the highest priority to quoted prices with readily available independent data in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable market inputs (Level 3). When various inputs for measurement fall within different levels of the fair value hierarchy, the lowest observable input that has a significant impact on fair value measurement is used. Our valuation techniques have not changed from those used at December 31, 2013, and ultimately management determines fair value. Financial instruments reported at fair value in our consolidated financial statements are categorized based upon the following characteristics or inputs to the valuation techniques:

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

The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis at December 31, 2014 and 2013. We do not have any material liabilities carried at fair value. There were no transfers between Level 1 and Level 2 for the years ended December 31, 2014 and 2013.

Cincinnati Financial Corporation - 2014 10-K - Page 137

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)		Significant unobservable inputs (Level 3)
At December 31, 2014		Significant other observable inputs (Level 2)		Total
Fixed maturities, available for sale:
Corporate	$—	$5,508	$18	$5,526
States, municipalities and political subdivisions	—	3,443	—	3,443
Commercial mortgage-backed	—	259	—	259
Government-sponsored enterprises	—	208	—	208
Foreign government	—	10	—	10
Convertibles and bonds with warrants attached	—	7	—	7
United States government	7	—	—	7
Subtotal	7	9,435	18	9,460
Common equities, available for sale	4,679	—	—	4,679
Nonredeemable preferred equities, available for sale	—	177	2	179
Separate accounts taxable fixed maturities	—	731	—	731
Top Hat Savings Plan - mutual funds and common equities (included in Other assets)	18	—	—	18
Total	$4,704	$10,343	$20	$15,067

At December 31, 2013
Fixed maturities, available for sale:
Corporate	$—	$5,531	$2	$5,533
States, municipalities and political subdivisions	—	3,211	—	3,211
Commercial mortgage-backed	—	143	—	143
Government-sponsored enterprises	—	200	—	200
Foreign government	—	10	—	10
Convertibles and bonds with warrants attached	—	17	—	17
United States government	7	—	—	7
Subtotal	7	9,112	2	9,121
Common equities, available for sale	4,213	—	—	4,213
Nonredeemable preferred equities, available for sale	—	160	2	162
Separate accounts taxable fixed maturities	—	682	—	682
Top Hat Savings Plan - mutual funds and common equities (included in Other assets)	14	—	—	14
Total	$4,234	$9,954	$4	$14,192

Each financial instrument that was deemed to have significant unobservable inputs when determining valuation is identified in the following tables by security type with a summary of changes in fair value for the years ended December 31, 2014 and 2013. Total Level 3 assets continue to be less than 1 percent of financial assets measured at fair value in the consolidated balance sheets. Assets presented in the table below were valued based primarily on broker/dealer quotes for which there is a lack of transparency as to inputs used to develop the valuations. Transfers into Level 3 included situations where a fair value quote was not provided by the company's nationally recognized pricing vendor and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3. Transfers out of Level 3 included situations where a broker quote was used in the prior period and a fair value quote became available from the company's pricing vendor in the current period. A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.

Cincinnati Financial Corporation - 2014 10-K - Page 138

The quantitative detail of these unobservable inputs is neither provided nor reasonably available to us.

The following table provides the change in Level 3 assets during 2014 and 2013:

(Dollars in millions)	Asset fair value measurements using significant unobservable inputs (Level 3)
	Corporate fixed maturities	States, municipalities and political subdivisions fixed maturities	Nonredeemable preferred equities	Total
Beginning balance, January 1, 2014	$2	$—	$2	$4
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—
Included in other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Sales	—	—	—	—
Transfers into Level 3	16	—	—	16
Transfers out of Level 3	—	—	—	—
Ending balance, December 31, 2014	$18	$—	$2	$20

Beginning balance, January 1, 2013	$3	$1	$1	$5
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—
Included in other comprehensive income	—	—	—	—
Purchases	—	—	1	1
Sales	—	(1)	—	(1)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	(1)	—	—	(1)
Ending balance, December 31, 2013	$2	$—	$2	$4

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

The following table shows fair values of our note payable and long-term debt:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At December 31, 2014
Note payable	$—	$49	$—	$49
6.900% senior debentures, due 2028	—	34	—	34
6.920% senior debentures, due 2028	—	496	—	496
6.125% senior notes, due 2034	—	449	—	449
Total	$—	$1,028	$—	$1,028

At December 31, 2013
Note payable	$—	$104	$—	$104
6.900% senior debentures, due 2028	—	30	—	30
6.920% senior debentures, due 2028	—	458	—	458
6.125% senior notes, due 2034	—	399	—	399
Total	$—	$991	$—	$991

Cincinnati Financial Corporation - 2014 10-K - Page 139

Fair value of the note payable was determined based upon the outstanding balance at December 31, 2014 and 2013, because it is short term and tied to a variable interest rate. The note payable was classified as Level 2 as a market does not exist.

Fair value of the long-term debt was determined under the fair value measurements and disclosure accounting rules based on market pricing of similar debt instruments that are actively trading. We determine fair value for our debt the same way that we value corporate fixed maturities in our investment portfolio. Fair value can vary with macroeconomic conditions. Regardless of the fluctuations in fair value, the outstanding principal amount of our long-term debt is $793 million at both December 31, 2014 and 2013. None of the long-term debt is encumbered by rating triggers.

The following table shows the fair value of our life policy loans, included in other invested assets:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At December 31, 2014
Life policy loans	$—	$—	$39	$39

At December 31, 2013
Life policy loans	$—	$—	$45	$45

Recorded outstanding principal and interest for these life policy loans were $31 million and $36 million at December 31, 2014 and 2013, respectively. To determine the fair value, we make the following significant assumptions: (1) the discount rates used to calculate the present value of expected payments are the risk-free spot rates, as nonperformance risk is minimal; and (2) the loan repayment rate by which policyholders pay off their loan balances is in line with past experience.

The following table shows fair value of our deferred annuities and structured settlements included in life policy and investment contract reserves:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At December 31, 2014
Deferred annuities	$—	$—	$897	$897
Structured settlements	—	217	—	217
Total	$—	$217	$897	$1,114

At December 31, 2013
Deferred annuities	$—	$—	$911	$911
Structured settlements	—	219	—	219
Total	$—	$219	$911	$1,130

Recorded reserves for the deferred annuities were $863 million and $862 million at December 31, 2014 and 2013, respectively. Recorded reserves for the structured settlements were $182 million and $189 million at December 31, 2014 and 2013, respectively.

Fair values for deferred annuities were calculated based upon internally developed models because active, observable markets do not exist for those items. To determine the fair value, we made the following significant assumptions: (1) the discount rates used to calculate the present value of expected payments are the risk-free spot rates plus an A3 rated bond spread for financial issuers at December 31, 2014 and 2013, to account for nonperformance risk; (2) the rate of interest credited to policyholders is the portfolio net earned interest rate less a spread for expenses and profit; and (3) additional lapses occur when the credited interest rate is exceeded by an assumed competitor credited rate, which is a function of the risk-free rate of the economic scenario being modeled.

Cincinnati Financial Corporation - 2014 10-K - Page 140

Determination of fair value for structured settlements assumes the discount rates used to calculate the present value of expected payments are the risk-free spot rates plus an A3 rated bond spread for financial issuers at December 31, 2014 and 2013, to account for nonperformance risk.

NOTE 4 – Property Casualty Loss and Loss Expenses
This table summarizes activity for our consolidated property casualty loss and loss expense reserves:

(Dollars in millions)	Years ended December 31,
	2014	2013	2012
Gross loss and loss expense reserves, January 1	$4,241	$4,169	$4,280
Less reinsurance recoverable	299	356	375
Net loss and loss expense reserves, January 1	3,942	3,813	3,905
Net incurred loss and loss expenses related to:
Current accident year	2,725	2,448	2,533
Prior accident years	(98)	(147)	(396)
Total incurred	2,627	2,301	2,137
Net paid loss and loss expenses related to:
Current accident year	1,212	1,045	1,123
Prior accident years	1,201	1,127	1,106
Total paid	2,413	2,172	2,229

Net loss and loss expense reserves, December 31	4,156	3,942	3,813
Plus reinsurance recoverable	282	299	356
Gross loss and loss expense reserves, December 31	$4,438	$4,241	$4,169

We use actuarial methods, models and judgment to estimate, as of a financial statement date, the property casualty loss and loss expense reserves required to pay for and settle all outstanding insured claims, including incurred but not reported (IBNR) claims, as of that date. The actuarial estimate is subject to review and adjustment by an inter-departmental committee that includes actuarial management that is familiar with relevant company and industry business, claims and underwriting trends, as well as general economic and legal trends that could affect future loss and loss expense payments. The amount we will actually have to pay for claims can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate. The reserve for loss and loss expenses in the consolidated balance sheets also includes
$47 million, $70 million and $61 million for certain accident, life and health loss reserves at December 31, 2014, 2013 and 2012, respectively.

During 2014, we experienced $98 million of favorable development on prior accident years including $57 million of favorable development in commercial lines, $12 million of favorable development in personal lines and $29 million of favorable development in excess and surplus lines. Favorable development in 2014 was $49 million less than in 2013, largely due to the change in prior accident years before catastrophes. Overall favorable development for commercial lines reserves illustrated the potential for revisions inherent in estimating reserves, especially for long-tail lines such as commercial casualty and workers’ compensation. We recognized favorable reserve development of $51 million for the workers’ compensation line, $34 million for the commercial property line and $14 million for the homeowner line, due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. Our commercial casualty line experienced $5 million of adverse development due to an increase in its paid loss and loss expenses for cumulative accident years three or more years old, resulting in an increase recognized in estimates for IBNR losses and loss expenses for all prior accident years in total compared to 2013 and 2012. Our commercial auto line developed unfavorably by $39 million during 2014 due to higher loss cost effects in recent accident years, resulting in an increase of our reserve estimate for claims that have not yet been settled.

During 2013, we experienced $147 million of favorable development on prior accident years including $95 million of favorable development in commercial lines, $39 million of favorable development in personal lines and $13 million of favorable development in excess and surplus lines. Favorable development in 2013 was $249 million less than in 2012, largely due to the change in prior accident years before catastrophes. Overall favorable

Cincinnati Financial Corporation - 2014 10-K - Page 141

development for commercial lines reserves illustrated the potential for revisions inherent in estimating reserves, especially for long-tail lines such as commercial casualty and workers’ compensation. We recognized favorable reserve development of $70 million for the commercial casualty line, $22 million for the commercial property line, $14 million for the workers' compensation line and $19 million for the homeowner line, due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines.

During 2012, we experienced $396 million of favorable development on prior accident years including $292 million of favorable development in commercial lines, $99 million of favorable development in personal lines and $5 million of favorable development in excess and surplus lines. Overall favorable development for commercial lines reserves illustrated the potential for revisions inherent in estimating reserves, especially for long-tail lines such as commercial casualty and workers’ compensation. We recognized favorable reserve development of $177 million for the commercial casualty line, $74 million for the workers’ compensation line and $52 million for the homeowner line, due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines.

Asbestos and Environmental Reserves
We carried $81 million of net loss and loss expense reserves for asbestos and environmental claims and
$51 million of reserves for mold claims at December 31, 2014, compared with $77 million and $51 million, respectively, at December 31, 2013. The asbestos and environmental claims amounts for each respective year constituted 2.0 percent and 1.9 percent of total net loss and loss expense reserves at these year-end dates.

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

This table summarizes our life policy and investment contract reserves:

(Dollars in millions)	At December 31,
	2014	2013
Ordinary/traditional life	$875	$815
Deferred annuities	863	862
Universal life	530	508
Structured settlements	182	189
Other	47	16
Total life policy and investment contract reserves	$2,497	$2,390

Cincinnati Financial Corporation - 2014 10-K - Page 142

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

The table below shows the deferred policy acquisition costs and asset reconciliation:

(Dollars in millions)	Years ended December 31,
	2014	2013	2012
Deferred policy acquisition costs asset, January 1	$565	$470	$477
Capitalized deferred policy acquisition costs	827	802	734
Amortized deferred policy acquisition costs	(807)	(758)	(706)
Amortized shadow deferred policy acquisition costs	(7)	51	(35)
Deferred policy acquisition costs asset, December 31	$578	$565	$470

The change in amortized shadow deferred policy acquisition costs in 2013 compared with 2014 and 2012 was the result of rising interest rates. No premium deficiencies were recorded in the consolidated statements of income in 2014, 2013 and 2012, as the sum of the anticipated loss and loss adjustment expenses, policyholder dividends and unamortized deferred acquisition expenses did not exceed the related unearned premiums and anticipated investment income.

NOTE 7 – Note Payable
We have one line of credit in 2014 and 2013 through multiple commercial banks with a borrowing capacity of
$225 million and an additional $50 million accordion feature. Our unsecured revolving credit facility has a term of five years that expires May 13, 2019. We had no compensating balance requirements on short-term debt for either 2014 or 2013. At December 31, 2014, $49 million was drawn on the line of credit. At December 31, 2013,
$104 million was drawn on the line of credit. The interest rate charged on our borrowings on this credit agreement ranged from 1.15 percent to 1.30 percent during 2014 and ranged from 1.30 percent to 1.35 percent during 2013.

NOTE 8 – Long-Term Debt and Capital Lease Obligations
This table summarizes the principal amounts of our long-term debt excluding unamortized discounts, none of which are encumbered by rating triggers:

(Dollars in millions)			Book value		Principal amount
Interest rate	Year of issue		December 31,	December 31,	December 31,	December 31,
			2014	2013	2014	2013
6.900%	1998	Senior debentures, due 2028	$28	$28	$28	$28
6.920%	2005	Senior debentures, due 2028	391	391	391	391
6.125%	2004	Senior notes, due 2034	372	371	374	374
		Total	$791	$790	$793	$793

Capital lease obligations, excluding an insignificant amount of interest, totaled $36 million and $45 million in 2014 and 2013, respectively. Below are the expected capital lease obligations that we expect to pay over the next six years:

(Dollars in millions)	Years ended December 31,
	2015	2016	2017	2018	2019	2020
Capital lease obligations	$18	$9	$3	$2	$3	$1

Cincinnati Financial Corporation - 2014 10-K - Page 143

NOTE 9 – Shareholders’ Equity and Dividend Restrictions
Declared cash dividends per share were $1.76, $1.655 and $1.62 for the years ended December 31, 2014, 2013 and 2012, respectively.

Our insurance subsidiary declared dividends to the parent company of $400 million in 2014, $375 million in 2013 and $300 million in 2012. State regulatory requirements restrict the dividends insurance subsidiaries can pay. Dividends must be paid within 30 days of declaration. Generally, the most our insurance subsidiary can pay without prior regulatory approval is the greater of 10 percent of statutory capital and surplus or 100 percent of statutory net income for the prior calendar year. Dividends exceeding these limitations may be paid only with approval of the insurance department of the domiciliary state. During 2015, the total that our insurance subsidiary, which is the parent of all other insurance subsidiaries, may declare in dividends is approximately $447 million.

Accumulated Other Comprehensive Income
The table below shows beginning and end of year accumulated other comprehensive income or loss for investments, pension obligations, life deferred acquisition costs, life policy reserves and other. The changes from the beginning of year to the end of year are the result of changes to other comprehensive income or loss (OCI).

(Dollars in millions)	2014			2013			2012
	Before tax	Income tax	Net	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, January 1	$2,335	$808	$1,527	$1,875	$647	$1,228	$1,489	$512	$977
OCI before realized gains recognized in net income	514	181	333	537	188	349	426	149	277
Realized gains recognized in net income	(130)	(47)	(83)	(77)	(27)	(50)	(40)	(14)	(26)
OCI	384	134	250	460	161	299	386	135	251
AOCI, December 31	$2,719	$942	$1,777	$2,335	$808	$1,527	$1,875	$647	$1,228

Pension Obligations:
AOCI, January 1	$(18)	$(6)	$(12)	$(101)	$(35)	$(66)	$(88)	$(31)	$(57)
OCI before realized losses recognized in net income	(21)	(7)	(14)	83	29	54	(13)	(4)	(9)
Realized losses recognized in net income	3	1	2	—	—	—	—	—	—
OCI	(18)	(6)	(12)	83	29	54	(13)	(4)	(9)
AOCI, December 31	$(36)	$(12)	$(24)	$(18)	$(6)	$(12)	$(101)	$(35)	$(66)

Life deferred acquisition costs, life policy reserves and other:
AOCI, January 1	$(16)	$(5)	$(11)	$(50)	$(17)	$(33)	$(29)	$(10)	$(19)
OCI before realized gains recognized in net income	7	3	4	40	14	26	(19)	(7)	(12)
Realized gains recognized in net income	(3)	(1)	(2)	(6)	(2)	(4)	(2)	—	(2)
OCI	4	2	2	34	12	22	(21)	(7)	(14)
AOCI, December 31	$(12)	$(3)	$(9)	$(16)	$(5)	$(11)	$(50)	$(17)	$(33)

Summary of AOCI:
AOCI, January 1	$2,301	$797	$1,504	$1,724	$595	$1,129	$1,372	$471	$901
Investments OCI	384	134	250	460	161	299	386	135	251
Pension obligations OCI	(18)	(6)	(12)	83	29	54	(13)	(4)	(9)
Life deferred acquisition costs, life policy reserves and other OCI	4	2	2	34	12	22	(21)	(7)	(14)
Total OCI	370	130	240	577	202	375	352	124	228
AOCI, December 31	$2,671	$927	$1,744	$2,301	$797	$1,504	$1,724	$595	$1,129

Cincinnati Financial Corporation - 2014 10-K - Page 144

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

Our consolidated statements of income include earned consolidated property casualty insurance premiums on assumed and ceded business:

(Dollars in millions)	Years ended December 31,
	2014	2013	2012
Direct earned premiums	$4,209	$3,903	$3,520
Assumed earned premiums	12	11	9
Ceded earned premiums	(176)	(201)	(185)
Earned premiums	$4,045	$3,713	$3,344

Our consolidated statements of income include incurred consolidated property casualty insurance loss and loss expenses on assumed and ceded business:

(Dollars in millions)	Years ended December 31,
	2014	2013	2012
Direct incurred loss and loss expenses	$2,661	$2,323	$2,235
Assumed incurred loss and loss expenses	6	11	6
Ceded incurred loss and loss expenses	(40)	(33)	(104)
Incurred loss and loss expenses	$2,627	$2,301	$2,137

Our ceded incurred results generally vary with our catastrophe experience.

Our life insurance company purchases reinsurance for protection of a portion of the risk that is written. Primary components of our life reinsurance program include individual mortality coverage, aggregate catastrophe and accidental death coverage in excess of certain deductibles.

Our consolidated statements of income include earned life insurance premiums on ceded business:

(Dollars in millions)	Years ended December 31,
	2014	2013	2012
Direct earned premiums	$259	$248	$235
Ceded earned premiums	(61)	(59)	(57)
Earned premiums	$198	$189	$178

Cincinnati Financial Corporation - 2014 10-K - Page 145

Our consolidated statements of income include life insurance contract holders’ benefits incurred on ceded business:

(Dollars in millions)	Years ended December 31,
	2014	2013	2012
Direct contract holders' benefits incurred	$299	$266	$232
Ceded contract holders' benefits incurred	(70)	(62)	(47)
Contract holders' benefits incurred	$229	$204	$185

The ceded benefits incurred can vary depending on the type of life insurance policy held and the year the policy was issued.

NOTE 11 – Income Taxes
The significant components of deferred tax assets and liabilities included in the consolidated balance sheets at December 31 were as follows:

(Dollars in millions)	At December 31,
	2014	2013
Deferred tax assets:
Loss and loss expense reserves	$197	$206
Unearned premiums	145	137
Investments	16	19
Other	41	46
Total	399	408
Deferred tax liabilities:
Unrealized investment gains, net	937	807
Deferred acquisition costs	183	178
Life policy reserves	110	86
Other	9	10
Total	1,239	1,081
Net deferred income tax liability	$840	$673

Deferred tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount recognized for tax purposes.

The differences between the 35 percent statutory federal income tax rate and our effective income tax rate were as follows:

(Dollars in millions)	Years ended December 31,
	2014		2013		2012
Tax at statutory rate:	$252	35.0%	$250	35.0%	$198	35.0%
Increase (decrease) resulting from:
Tax-exempt income from municipal bonds	(33)	(4.6)	(32)	(4.5)	(33)	(5.9)
Dividend received exclusion	(29)	(4.0)	(26)	(3.6)	(24)	(4.2)
Other	6	0.8	5	0.7	4	0.7
Provision for income taxes	$196	27.2%	$197	27.6%	$145	25.6%

The provision for federal income taxes is based upon filing a consolidated income tax return for the company and its subsidiaries. As of December 31, 2014 and 2013, we had no operating or capital loss carry forwards.

Cincinnati Financial Corporation - 2014 10-K - Page 146

Unrecognized Tax Benefits
As a result of positions either taken in our 2011 through 2013 federal tax returns filed with the IRS or expected to be taken in the 2014 filing, we believe it is more likely than not that our tax liability will be sustained upon examination by the IRS. We therefore carry no amount for unrecognized tax benefits for the years ended 2011 through 2014.

The statute of limitations for federal tax purposes have closed for tax years 2008 and earlier. Although all issues for tax years 2009 and 2010 have been settled and agreed to, the statute of limitations for these two tax years remains open until December 31, 2015. Our recent settlement with the IRS of tax years 2009 and 2010 resulted in no material changes to the returns as filed.

Income taxes paid in our consolidated statements of cash flows are shown net of refunds received of less than
$1 million in both 2014 and 2013 and $11 million in 2012.

In addition to our IRS filings, we file income tax returns with immaterial amounts in various state jurisdictions. The statute of limitations for state income tax purposes has closed for tax years 2009 and earlier.

NOTE 12 – Net Income Per Common Share
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are computed based on the weighted average number of common and dilutive potential common shares outstanding using the treasury stock method. The table shows calculations for basic and diluted earnings per share:

(In millions except per share data)	Years ended December 31,
	2014	2013	2012
Numerator:
Net income—basic and diluted	$525	$517	$421
Denominator:
Basic weighted-average common shares outstanding	163.5	163.5	162.5
Effect of stock-based awards:
Stock options	1.0	1.2	0.5
Nonvested shares	0.6	0.7	0.7
Diluted weighted-average shares	165.1	165.4	163.7
Earnings per share:
Basic	$3.21	$3.16	$2.59
Diluted	3.18	3.12	2.57
Number of anti-dilutive stock-based awards	0.7	0.4	5.9

The current sources of dilution of our common shares are certain equity-based awards as discussed in Note 17, Share-Based Associate Compensation Plans. The above table includes the number of anti-dilutive stock-based awards at year-end 2014, 2013 and 2012. We did not include these stock-based awards in the computation of net income per common share (diluted) because their exercise would have anti-dilutive effects.

Cincinnati Financial Corporation - 2014 10-K - Page 147

NOTE 13 – Employee Retirement Benefits
We sponsor a qualified defined benefit pension plan. During 2008, we changed the form of retirement benefit we offer some associates to a company match on contributions to a 401(k) plan from the defined benefit pension plan. We closed entry into the pension plan for new associates as of June 30, 2008, and only participants 40 years of age or older as of August 31, 2008, could elect to continue to participate. For participants remaining in the pension plan, we continue to contribute to fund future benefit obligations. Benefits for the defined benefit pension plan are based on years of credited service and compensation level. Contributions are based on the prescribed method defined in the Pension Protection Act. Our pension expense is based on certain actuarial assumptions and also is composed of several components that are determined using the projected unit credit actuarial cost method. The qualified plan has been amended to allow for distribution of vested balances to terminated participants.

We also sponsor a defined contribution plan (401(k) plan). Matching company contributions totaled $11 million,
$10 million and $9 million during the years 2014, 2013 and 2012, respectively. Associates who are not accruing benefits under the pension plan are eligible to receive the company match of up to 6 percent of cash compensation. We also pay all operating expenses for the 401(k) plan. Participants vest in the company match for the 401(k) plan after three years of eligible service.

We maintain a supplemental executive retirement plan (SERP) with a benefit obligation of $13 million at year-end 2014 and $9 million at year-end 2013, which is included in the projected benefit obligation. The company also makes available to a select group of associates the CFC Top Hat Savings Plan, a nonqualified deferred compensation plan, which had a fair value of $18 million and $14 million at December 31, 2014 and 2013, respectively.

Defined Benefit Pension Plan Assumptions
We evaluate our pension plan assumptions annually and update them as necessary. This is a summary of the weighted-average assumptions used to determine our benefit obligations at December 31 for the plans:

	Qualified Pension Plan		SERP
	2014	2013	2014	2013
Discount rate	4.25%	5.15%	4.05%	4.80%
Rate of compensation increase	2.75-3.25	2.75-3.25	2.75-3.25	2.75-3.25

To determine the discount rate for each plan, a theoretical settlement portfolio of high quality rated corporate bonds was chosen to provide payments approximately matching the plan’s projected benefit payments. A single interest rate for each plan was determined resulting in a discounted value of the plan's benefit payments that equates to the market value of the selected bonds. The discount rate is reflective of current market interest rate conditions and our plan's liability characteristics. Based on this analysis, we decreased the rate from the prior year by 0.90 percentage points for the qualified pension plan and by 0.75 percentage points for the SERP. Compensation increase assumptions reflect anticipated rates of inflation, real return on wage growth and merit and promotional increases. The mortality assumption was updated in 2014 to the RP-2014 Employee Mortality Tables and RP-2014 Annuitant Mortality Tables for males and females projected generationally with Scale MP-2014. The updated mortality table did not have a significant impact on our financial statements as our qualified plan assumes benefits will be paid in the form of lump sums.

This is a summary of the weighted-average assumptions used to determine our net expense for the plans:

	Qualified Pension Plan			SERP
	2014	2013	2012	2014	2013	2012
Discount rate	5.15%	4.20%	5.10%	4.80%	3.95%	4.75%
Expected return on plan assets	7.25	7.50	7.50	n/a	n/a	n/a
Rate of compensation increase	2.75-3.25	2.75-3.25	3.50-5.50	2.75-3.25	2.75-3.25	3.50-5.50

Cincinnati Financial Corporation - 2014 10-K - Page 148

The discount rate was increased by 0.95 percentage points for the qualified pension plan and 0.85 percentage points for the SERP due to market interest rate conditions in 2014. The discount rate assumptions for our benefit obligation generally track with high quality rated corporate bond yields chosen in our theoretical settlement portfolio, and yearly adjustments reflect any changes to those bond yields. We believe the expected return on plan assets is representative of the expected long-term rate of return on these assets, which is consistent with 2014 expectations of interest rates and based partially on the fact that the plan’s common stock holdings pay dividends. We believe this rate is representative of the expected long-term rate of return on these plan assets. We review historical actual return on plan assets when determining our expected long-term rate of return. Total portfolio return for 2014 was 11.7 percent and for 2013 was 24.0 percent. Our compensation increase assumptions in 2014 reflect anticipated rates of inflation, real return on wage growth and merit and promotional increases.

Benefit obligation activity using an actuarial measurement date for our qualified plan and SERP at December 31 follows:

(Dollars in millions)	At December 31,
	2014	2013
Change in projected benefit obligation:
Benefit obligation, January 1	$284	$320
Service cost	10	13
Interest cost	15	13
Actuarial loss (gain)	35	(34)
Benefits paid	(27)	(28)
Other	2	—
Projected benefit obligation, December 31	$319	$284

Accumulated benefit obligation	$284	$257

Change in plan assets:
Fair value of plan assets, January 1	$280	$238
Actual return on plan assets	30	55
Employer contribution	5	15
Benefits paid	(27)	(28)
Fair value of plan assets, December 31	$288	$280

Funded status, December 31	$(31)	$(4)

The decreases in discount rate and lump sum rate resulted in an increase in actuarial loss and projected benefit obligation from 2013 and an increase in unfunded status.

Cincinnati Financial Corporation - 2014 10-K - Page 149

A reconciliation follows of the funded status for our qualified plan and SERP at the end of the measurement period to the amounts recognized in the consolidated balance sheets at December 31:

(Dollars in millions)	At December 31,
	2014	2013
Pension amounts recognized in the consolidated balance sheets:
Other assets	$—	$4
Other liabilities	(31)	(8)
Net amount recognized	$(31)	$(4)

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$34	$18
Prior service cost	2	—
Total	$36	$18

The change in the amount recognized in other comprehensive income is largely due to the decrease in discount rate and corresponding decreases in assumed lump sum rates.

Below are the components of our net periodic benefit cost, as well as other changes in plan assets and benefit obligations recognized in other comprehensive income for our qualified plan and SERP at December 31:

(Dollars in millions)	Years ended December 31,
	2014	2013	2012
Net periodic benefit cost:
Service cost	$10	$13	$12
Interest cost	15	13	14
Expected return on plan assets	(17)	(17)	(16)
Amortization of actuarial loss and prior service cost	2	9	8
Other	3	2	—
Net periodic benefit cost	$13	$20	$18

(Dollars in millions)	Years ended December 31,
	2014	2013	2012
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial loss (gain)	$21	$(72)	$20
Amortization of actuarial loss	(5)	(10)	(6)
Current year prior service cost	2	—	—
Amortization of prior service cost	—	(1)	(1)
Total recognized in other comprehensive loss (income)	$18	$(83)	$13

The total recognized in net periodic benefit cost and other comprehensive income was a net cost of $31 million, net benefit of $63 million, and a net cost of $31 million for the years ended December 31, 2014, 2013 and 2012, respectively. The change in the amount recognized in other comprehensive income from 2013 is largely due to decreases in discount and lump sum rates, partially offset with greater than anticipated return on plan assets. The estimated costs to be amortized from AOCI into net periodic benefit cost over the next year for our plans are
$5 million in actuarial loss and $1 million in prior service cost.

Cincinnati Financial Corporation - 2014 10-K - Page 150

Defined Benefit Pension Plan Assets
The pension plan assets are managed to maximize total return over the long term while providing sufficient liquidity and current return to satisfy the cash flow requirements of the plan. The plan’s day-to-day investment decisions are managed by our internal investment department; however, overall investment strategies are discussed with our employee benefits committee. Our investment strategy, currently driven by the low interest rate environment, is to weight our portfolio towards large cap, high quality, dividend growing equities that we have historically favored. As our plan matures and interest rates normalize, we expect a greater allocation to fixed income securities to better align asset and liability market risks. Our fixed-maturity bond portfolio is investment grade. The plan does not engage in derivative transactions.

Excluding cash, during 2014 we held approximately 81 percent of our pension portfolio in domestic common equity investments, which reflect the long-term time horizon of pension obligations. The remainder of the portfolio consisted of 12 percent in states, municipalities and taxable political subdivisions fixed-maturity investments and 7 percent in domestic corporate fixed-maturity investments. Our common equity portfolio consisted of 23 percent in the financial sector, 19 percent in the information technology sector, 14 percent in the healthcare sector and 12 percent in the industrial sector at year-end 2014. No additional sectors accounted for 10 percent or more of our common equity portfolio balance at year-end 2014. We had $11 million of cash on hand at December 31, 2014, to cover retirements.

Investments in securities are valued based on the fair value hierarchy outlined in Note 3, Fair Value Measurements. The pension plan did not have any liabilities carried at fair value during the years ended December 31, 2014 and 2013. There have been no transfers between Level 1 and Level 2 for the years ended December 31, 2014 and 2013. The following table shows the fair value hierarchy for those assets measured at fair value on a recurring basis at December 31, 2014 and 2013. Excluded from the table below is cash on hand of $11 million and $19 million at December 31, 2014 and 2013.

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At December 31, 2014
Fixed maturities, available for sale:
States, municipalities and political subdivisions	$—	$33	$—	$33
Corporate securities	—	19	—	19
Total fixed maturities, available for sale	—	52	—	52
Common equities, available for sale	225	—	—	225
Total	$225	$52	$—	$277

At December 31, 2013
Fixed maturities, available for sale:
States, municipalities and political subdivisions	$—	$32	$—	$32
Corporate securities	—	21	—	21
Total fixed maturities, available for sale	—	53	—	53
Common equities, available for sale	208	—	—	208
Total	$208	$53	$—	$261

Cincinnati Financial Corporation - 2014 10-K - Page 151

Our pension plan assets included 467,113 shares of the company’s common stock at both December 31, 2014 and 2013, which had a fair value of $24 million at both December 31, 2014 and 2013. The defined benefit pension plan did not purchase any shares of our common stock during 2014 and 2013. No shares of our common stock were sold during 2014. During 2013, the pension plan sold 100,000 shares of the company’s common stock for a realized gain of $5 million. The company paid $1 million in cash dividends on our common stock to the pension plan in both 2014 and 2013.

We contributed $5 million to our qualified plan during the first quarter of 2015 and expect to pay out $3 million of benefit payments from the SERP during 2015. We expect to make the following benefit payments for our qualified plan and SERP, reflecting expected future service:

(Dollars in millions)	Years ended December 31,
	2015	2016	2017	2018	2019	2020 - 2024
Expected future benefit payments	$26	$32	$29	$23	$24	$142

Cincinnati Financial Corporation - 2014 10-K - Page 152

NOTE 14 – Statutory Accounting Information
Insurance companies’ statutory financial statements are presented on the basis of accounting practices prescribed or permitted by applicable state insurance departments of domicile. Insurance companies use statutory accounting practices (SAP) as recognized by various states. We have adopted the National Association of Insurance Commissioners’ (NAIC) Accounting Practices and Procedures manual, version effective January 1, 2001, and updates through the current year as a component of prescribed or permitted practices by laws of the state of domicile. The primary differences between SAP and GAAP include the valuation of unrealized investment gains and losses, expensing of policy acquisition costs, actuarial assumptions for life insurance reserves and deferred income taxes based on differences in statutory and taxable income.

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

(Dollars in millions)	Net income (loss)			Capital and surplus
	Years ended December 31,			At December 31,
	2014	2013	2012	2014	2013
The Cincinnati Insurance Company	$436	$418	$334	$4,472	$4,326
The Cincinnati Casualty Company	12	10	10	330	317
The Cincinnati Indemnity Company	3	2	2	86	82
The Cincinnati Specialty Underwriters Insurance Company	32	18	6	266	228
The Cincinnati Life Insurance Company	(19)	(20)	5	223	247

NOTE 15 – Transactions With Affiliated Parties
We paid certain officers and directors, or insurance agencies of which they are shareholders, commissions of
$7 million in 2014, $6 million in 2013 and $5 million 2012, on premium volume of $41 million, $35 million and
$35 million for 2014, 2013 and 2012, respectively.

NOTE 16 – Commitments and Contingent Liabilities
In the ordinary course of conducting business, the company and its subsidiaries are involved in various legal proceedings, namely claims litigation. The company's insurance subsidiaries participate in most of these proceedings by either defending third-party claims brought against insureds or litigating first-party coverage claims. The company accounts for such activity through the establishment of unpaid loss and loss adjustment expense reserves. We believe that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, is immaterial to our consolidated financial condition, results of operations and cash flows.

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

Cincinnati Financial Corporation - 2014 10-K - Page 153

On a quarterly basis, we review these outstanding matters. Under current accounting guidance, we establish accruals when it is probable that a loss has been incurred and we can reasonably estimate its potential exposure. The company accounts for such probable and estimable losses, if any, through the establishment of legal expense reserves. Based on our quarterly review, we believe that our accruals for probable and estimable losses are reasonable and that the amounts accrued do not have a material effect on our consolidated financial condition or results of operations. However, if any one or more of these matters results in a judgment against us or settlement for an amount that is significantly greater than the amount accrued, the resulting liability could have a material effect on the company’s consolidated results of operations or cash flows. Based on our most recent review, our estimate for any other matter for which the risk of loss is more than remote is less than $1 million.

NOTE 17 – Share-Based Associate Compensation Plans
Four equity compensation plans currently permit us to grant various types of equity awards. We currently grant incentive stock options, nonqualified stock options, service-based restricted stock units and performance-based restricted stock units to associates, including some with market-based performance objectives under our shareholder-approved plans. We also have a Holiday Stock Plan that permits annual awards of one share of common stock to each full-time associate for each full calendar year of service up to a maximum of 10 shares. One of our equity compensation plans permits us to grant stock to our outside directors as a component of their annual compensation. We used treasury shares for share-based compensation award issues or exercises during 2014.

Share-based compensation cost after tax was $13 million, $12 million and $11 million for the years ended
December 31, 2014, 2013 and 2012, respectively. The related income tax benefit recognized was $6 million,
$6 million and $5 million for the years ended December 31, 2014, 2013 and 2012, respectively. Options exercised during the years ended December 31, 2014, 2013 and 2012, had intrinsic value of $13 million,
$17 million, and $6 million, respectively. Intrinsic value is the market price less the exercise price. Options vested during the years ended December 31, 2014, 2013 and 2012, had total intrinsic value of $9 million, $15 million and $5 million, respectively.

As of December 31, 2014, we had $21 million of unrecognized total compensation cost related to nonvested stock options and restricted stock unit awards. That cost will be recognized over a weighted-average period of 1.7 years.

Stock Options
Stock options are granted to associates at an exercise price equal to the fair value as determined by the average high and low sales price reported on the Nasdaq Global Select Market for the grant date and are exercisable over 10-year periods. The stock options generally vest ratably over a three-year period. In determining the share-based compensation amounts, we estimate the fair value of each option granted on the date of grant using a binomial option-pricing model. We make the following assumptions to develop the binomial option-pricing model as follows:

•	Weighted-average expected term is based on historical experience of similar awards with consideration for current exercise trends.

•	Expected volatility is based on our stock price over a historical period that approximates the expected term.

•	Dividend yield is determined by dividing the annualized per share dividend by the stock price on the date of grant.

•	Risk-free rates are the implied yield currently available on zero-coupon U.S. Treasury issues with a remaining term approximating the expected term.

Cincinnati Financial Corporation - 2014 10-K - Page 154

The following weighted average assumptions were used in determining fair value for option grants issued during 2014 and 2013:

	2014	2013	2012
Weighted-average expected term	8-9 years	9-10 years	8-10 years
Expected volatility	25.20-26.22%	25.25-26.31%	25.26-26.20%
Dividend yield	3.76%	3.65%	4.51-4.52%
Risk-free rates	2.42-2.62%	1.82-2.00%	1.58-2.00%
Weighted-average fair value of options granted during the period	$10.16	$9.71	$6.78

This is a summary of options information:

(Dollars in millions, shares in thousands)	Shares	Weighted- average exercise price	Aggregate intrinsic value
Outstanding shares at January 1, 2014	6,332	$38.39
Granted	401	46.81
Exercised	(1,086)	37.59
Forfeited or expired	(689)	39.49
Outstanding shares at December 31, 2014	4,958	39.10	$66

Options exercisable at end of period	4,165	$38.17	$59

Cash received from the exercise of options was $22 million, $25 million and $10 million for the years ended December 31, 2014, 2013 and 2012, respectively. We acquired 378,276, 577,745 and 311,524 shares totaling
$19 million, $28 million and $12 million, respectively, from associates in consideration for option exercises during 2014, 2013 and 2012. The weighted-average remaining contractual life for options expected to vest as of December 31, 2014, was 8.4 years.

Options outstanding and exercisable consisted of the following at December 31, 2014:

(Shares in thousands)	Options outstanding			Options exercisable
Range of exercise prices	Shares	Weighted-average remaining contractual life	Weighted- average exercise price	Shares	Weighted- average exercise price
$25.00 to $29.99	731	4.58 years	$26.58	731	$26.58
$30.00 to $34.99	675	6.01 years	33.96	675	33.96
$35.00 to $39.99	981	4.90 years	37.31	824	37.63
$40.00 to $44.99	1,258	3.09 years	43.58	1,015	43.32
$45.00 to $49.99	1,313	3.50 years	45.73	920	45.26
Total	4,958	4.17 years	39.10	4,165	38.17

The weighted-average remaining contractual life for exercisable awards as of December 31, 2014, was 3.4 years. Under all active shareholder approved plans, a total of 17.3 million shares were authorized to be granted. At December 31, 2014, 6.2 million shares remained available for future issuance under the plans. During 2014, we granted 20,760 shares of common stock to our directors for 2013 board service fees.

Cincinnati Financial Corporation - 2014 10-K - Page 155

Restricted Stock Units
Service-based restricted stock units granted to associates are valued at fair value of the shares on the date of grant less the present value of the dividends that holders of restricted stock units do not receive on the shares underlying the restricted stock units during the vesting period. Service-based restricted stock units cliff vest three years after the date of grant. Service-based restricted stock units vested during the year had an intrinsic value of $14 million, $15 million and less than $1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

We have performance-based awards that vest on the first day of March after a three-calendar-year performance period. These awards vest according to the level of three-year total shareholder return achieved compared with a peer group over a three-year performance period with payouts ranging from 0 - 200 percent for awards granted in 2013 and 2014. For awards granted in 2012, the payout range on these performance awards is 0 - 125 percent. Three-year total shareholder return is calculated by Bloomberg, using annualized total return of a stock to an investor due to capital gain appreciation plus reinvestment of all dividends. We issued 59,615 shares of performance-based restricted stock units during 2014 at the maximum-level performance hurdle for the three-year performance period ended December 31, 2013, as we achieved a three-year total shareholder return that exceeded all seven of the companies in our 2011 peer group. For the three-year performance period ended December 31, 2014, our total shareholder return exceeded six of 10 peers in our 2012 peer group. We expect payout of these shares at the target level to occur in March of 2015. Performance-based awards vested during the year had an intrinsic value of $3 million, $3 million and $2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

These performance-based awards are valued using a Monte-Carlo valuation on the date of grant, which uses a risk‑neutral framework to model future stock price movements based upon the risk-free rate of return, the volatility of each peer and the pairwise correlations of each peer being modeled. Compensation cost is recognized regardless of whether the market-based performance objective has been satisfied. We make assumptions to develop the Monte-Carlo model as follows:

•
Correlation coefficients are based upon the price data used to calculate the historical volatilities. The correlation coefficients are used to model the way each entity tends to move in relation to each other.

•
Expected volatility is based on our stock price over a historical period that approximates the remainder of the performance period. We have used the historical volatilities of 2.88 percent for 2014 grants and 2.87 percent for 2013 grants.

•
Dividend yield has been modeled assuming dividends are reinvested in the issuing entity on a continuous basis and the holder of the award is not entitled to receive dividends paid during the performance period. Dividend yields of 3.74 percent for 2014 grants and 3.63 percent for 2013 grants were used.

•
Risk-free rates are equal to the yield, as of the measurement date, of the zero-coupon U.S. Treasury bill that is commensurate with the performance measurement period. Risk-free rates used were 0.66 percent for 2014 and 0.40 percent for 2013 grants.

This is a summary of service-based and performance-based share information, assuming a target payout for performance-based shares, for the year 2014:

(Shares in thousands)	Service-based shares	Weighted- average grant date fair value	Performance-based shares	Weighted- average grant date fair value
Nonvested at January 1, 2014	936	$33.61	246	$37.66
Granted	331	41.84	99	36.03
Vested	(271)	29.79	(60)	30.91
Forfeited or canceled	(28)	36.28	(2)	31.77
Nonvested at December 31, 2014	968	37.42	283	38.55

Cincinnati Financial Corporation - 2014 10-K - Page 156

NOTE 18 – Segment Information
We operate primarily in two industries, property casualty insurance and life insurance. We regularly review our reporting segments to make decisions about allocating resources and assessing performance. Our reporting segments are:

•	Commercial lines insurance

•	Personal lines insurance

•	Excess and surplus lines insurance

•	Life insurance

•	Investments

We report as Other the noninvestment operations of the parent company and its noninsurer subsidiary, CFC Investment Company.

Revenues come primarily from unaffiliated customers:

•	All four insurance segments record revenues from insurance premiums earned. Life insurance segment revenues also include separate account investment management fees.

•	Fee revenues for the commercial and personal insurance segments primarily represent installment fees. Fee revenues for the life insurance segment represent separate account investment management fees.

•	Our investments’ revenues consist of pretax net investment income and realized investment gains and losses.

•	Other revenues are primarily finance income.

Income or loss before income taxes for each segment is reported based on the nature of that business area’s operations:

•	Income before income taxes for the insurance segments is defined as underwriting profit or loss.

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

•
Income before income taxes for the investments segment is net investment income plus realized investment gains and losses for investments of the entire company, minus investment interest credited to contract holders of the life insurance segment.

•	Loss before income taxes for the Other category is primarily due to interest expense from debt of the parent company and operating expenses of our headquarters.

Identifiable assets are used by each segment in its operations. We do not separately report the identifiable assets for the commercial, personal or excess and surplus lines segments because we do not use that measure to analyze the segments. We include all investment assets, regardless of ownership, in the investments segment.

Cincinnati Financial Corporation - 2014 10-K - Page 157

This table summarizes segment information:

(Dollars in millions)	Years ended December 31,
	2014	2013	2012
Revenues:
Commercial lines insurance
Commercial casualty	$938	$856	$767
Commercial property	728	623	545
Commercial auto	528	479	426
Workers' compensation	370	365	344
Other commercial lines	292	313	301
Commercial lines insurance premiums	2,856	2,636	2,383
Fee revenues	4	3	4
Total commercial lines insurance	2,860	2,639	2,387

Personal lines insurance
Personal auto	476	443	404
Homeowner	443	403	353
Other personal lines	122	115	111
Personal lines insurance premiums	1,041	961	868
Fee revenues	2	1	2
Total personal lines insurance	1,043	962	870

Excess and surplus lines insurance	148	116	93

Life insurance premiums	198	189	178
Separate account investment management fees	6	4	1
Total life insurance	204	193	179

Investments
Investment income, net of expenses	549	529	531
Realized investment gains, net	133	83	42
Total investment revenue	682	612	573

Other	8	9	9
Total revenues	$4,945	$4,531	$4,111

Income (loss) before income taxes:
Insurance underwriting results:
Commercial lines insurance	$146	$186	$181
Personal lines insurance	10	33	(43)
Excess and surplus lines insurance	30	14	(1)
Life insurance	(5)	9	(3)
Investments	599	532	491
Other	(59)	(60)	(59)
Total income before income taxes	$721	$714	$566

	December 31,	December 31,
Identifiable assets:	2014	2013
Property casualty insurance	$2,656	$2,455
Life insurance	1,316	1,225
Investments	14,441	13,618
Other	340	364
Total	$18,753	$17,662

Cincinnati Financial Corporation - 2014 10-K - Page 158

NOTE 19 – Quarterly Supplementary Data
This table includes unaudited quarterly financial information for the years ended December 31, 2014 and 2013:

(Dollars in millions except per share data)	Quarter
	1st	2nd	3rd	4th	Full year
2014
Revenues	$1,189	$1,214	$1,280	$1,262	$4,945
Income before income taxes	119	107	259	236	721
Net income	91	84	183	167	525
Net income per common share—basic	0.56	0.51	1.12	1.03	3.21
Net income per common share—diluted	0.55	0.51	1.11	1.02	3.18

2013
Revenues	$1,103	$1,104	$1,152	$1,172	$4,531
Income before income taxes	217	148	182	167	714
Net income	154	110	131	122	517
Net income per common share—basic	0.95	0.67	0.80	0.75	3.16
Net income per common share—diluted	0.94	0.66	0.79	0.74	3.12

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

Cincinnati Financial Corporation - 2014 10-K - Page 159

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company’s management, with the participation of the company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of December 31, 2014. Based upon that evaluation, the company’s chief executive officer and chief financial officer concluded that the design and operation of the company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure that:

•
information required to be disclosed in the company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and

•
such information is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting – During the three months ended December 31, 2014, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management’s Annual Report on Internal Control Over Financial Reporting and the Report of the Independent Registered Public Accounting Firm are set forth in Item 8.

ITEM 9B. Other Information
None

Cincinnati Financial Corporation - 2014 10-K - Page 160

Part III
Our Proxy Statement will be filed with the SEC no later than April 30, 2015, in preparation for the 2015 Annual Meeting of Shareholders scheduled for May 2, 2015. As permitted in Paragraph G(3) of the General Instructions for Form 10-K, we are incorporating by reference to that statement portions of the information required by Part III as noted in Item 10 through Item 14 below.

ITEM 10.    Directors, Executive Officers and Corporate Governance
a) The following sections of our Proxy Statement for our Annual Meeting of Shareholders to be held May 2, 2015, are incorporated herein by reference: “Section 16(a) Beneficial Ownership Reporting Compliance,” “Information about the Board of Directors,” and “Governance of Your Company.”
b) Information about the “Code of Ethics for Senior Financial Officers” appeared in the 2004 Proxy Statement as an appendix and is available at cinfin.com/investors. Our Code of Ethics applies to those who are responsible for preparing and disclosing our financial information. This includes our chief executive officer, chief financial officer and others performing similar functions.
c) Set forth below is information concerning the company’s executive officers who are not also directors of the company, as of February 27, 2015.

Name and Age as of February 27, 2015	Primary Title(s) and Business Responsibilities Since February 2010	Executive Officer Since
Teresa C. Cracas, Esq. (49)	Chief risk officer and senior vice president of The Cincinnati Insurance Company; vice president and counsel until 2011. Responsible for strategic planning and risk management, including oversight of modeling for financial analysis, property casualty reserving, pricing and insurance regulatory filings.	2011
Donald J. Doyle, Jr., CPCU, AIM (48)	Senior vice president of The Cincinnati Insurance Company. Responsible for excess and surplus lines underwriting and operations.	2008
Martin F. Hollenbeck, CFA, CPCU (55)	President and chief operating officer of CFC Investment Company, a commercial lease and finance subsidiary. Chief investment officer and senior vice president, assistant secretary and assistant treasurer of Cincinnati Financial Corporation. Chief investment officer and senior vice president of The Cincinnati Insurance Company. Responsible for all investment operations.	2008
John S. Kellington (53)	Chief information officer and senior vice president of The Cincinnati Insurance Company. Responsible for enterprise strategic technology and oversight of all technology activities. Senior vice president of ACORD Corporation, a nonprofit group that develops global insurance standards until 2010.	2010
Lisa A. Love, Esq. (55)	Senior vice president, general counsel and corporate secretary of Cincinnati Financial Corporation and The Cincinnati Insurance Company. Senior counsel of The Cincinnati Insurance Company until 2011. Responsible for corporate legal, governance and compliance activities, including oversight of regulatory and consumer relations, shareholder services and contract administration.	2011
Eric N. Mathews, CPCU, AIAF (59)	Principal accounting officer, vice president, assistant secretary and assistant treasurer of Cincinnati Financial Corporation. Senior vice president of The Cincinnati Insurance Company. Responsible for corporate accounting and SEC accounting.	2001

Cincinnati Financial Corporation - 2014 10-K - Page 161

Name and Age as of February 27, 2015	Primary Title(s) and Business Responsibilities Since February 2010	Executive Officer Since
Martin J. Mullen, CPCU (59)	Chief claims officer and senior vice president of The Cincinnati Insurance Company. Responsible for oversight of all headquarters and field claims operations, including special investigations and claims administration.	2008
David H. Popplewell, FALU, LLIF (71)	President and chief operating officer of The Cincinnati Life Insurance Company. Responsible for life insurance underwriting and operations.	1997
Jacob F. Scherer, Jr. (62)	Chief insurance officer and executive vice president of The Cincinnati Insurance Company. Responsible for executive oversight of business and personal property casualty insurance sales, marketing, underwriting, related field services, relationships with independent agents and reinsurance programs. Executive vice president of business insurance until 2012 and executive vice president of sales and marketing until 2011.	1995
Michael J. Sewell, CPA (51)	Chief financial officer and senior vice president of Cincinnati Financial Corporation and The Cincinnati Insurance Company, and treasurer of Cincinnati Financial Corporation. Responsible for oversight of all accounting, finance, financial reporting, purchasing and investor relations. Partner at Deloitte & Touche LLP until 2011.	2011
Stephen M. Spray (48)	Senior vice president of The Cincinnati Insurance Company; vice president until 2012. Responsible for sales and marketing, including management of field underwriters and independent agency relationships; responsible from 2010 to 2011 for target markets commercial products.	2012
Charles P. Stoneburner II, CPCU, AIM (62)	Senior vice president of The Cincinnati Insurance Company. Responsible for commercial lines underwriting and operations, including oversight of management liability and surety insurance, machinery and equipment insurance, loss control and premium audit.	2008
Timothy L. Timmel, Esq. (66)	Senior vice president of The Cincinnati Insurance Company. Responsible for operations including oversight of administrative services, corporate communications, facilities maintenance and security, government relations, human resources, learning and development and legal litigation.	1997
William H. Van Den Heuvel (48)	Senior vice president of The Cincinnati Insurance Company. Responsible for personal lines underwriting and operations. Chief operating officer and executive vice president for U.S. and Canada personal lines insurance at AIG until 2014. Western Zone executive and senior vice president for AIG Private Client Group until 2012.	2014

Cincinnati Financial Corporation - 2014 10-K - Page 162

ITEM 11.    Executive Compensation
The “Compensation of Named Executive Officers and Directors,” section of our Proxy Statement for our Annual Meeting of Shareholders to be held May 2, 2015, is incorporated herein by reference. It includes the “Report of the Compensation Committee,” “Compensation Committee Interlocks and Insider Participation,” and the “Compensation Discussion and Analysis.”

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
a) The “Security Ownership of Principal Shareholders and Management” section of our Proxy Statement for our Annual Meeting of Shareholders to be held May 2, 2015, is incorporated herein by reference.
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

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
The following sections of our Proxy Statement for our Annual Meeting of Shareholders to be held May 2, 2015, are incorporated herein by reference: “Governance of Your Company – Director Independence” and “Governance of Your Company – Certain Relationships and Transactions.”

ITEM 14.    Principal Accounting Fees and Services
The “Audit-Related Matters,” section of our Proxy Statement for our Annual Meeting of Shareholders to be held May 2, 2015, is incorporated herein by reference. It includes the “Proposal 2 – Ratification of Selection of Independent Registered Public Accounting Firm,” “Report of the Audit Committee,” “Fees Billed by the Independent Registered Public Accounting Firm” and “Services Provided by the Independent Registered Public Accounting Firm”.

Cincinnati Financial Corporation - 2014 10-K - Page 163

Part IV

ITEM 15.    Exhibits, Financial Statement Schedules
a) Financial Statements – information contained in Part II, Item 8, of this report, Page 123 to Page 127
b) Exhibits – see Index of Exhibits, Page 177
c) Financial Statement Schedules
Schedule I – Summary of Investments – Other Than Investments in Related Parties, Page 165
Schedule II – Condensed Financial Statements of Parent Company, Page 167
Schedule III – Supplementary Insurance Information, Page 171
Schedule IV – Reinsurance, Page 173
Schedule V – Valuation and Qualifying Accounts, Page 174
Schedule VI – Supplementary Information Concerning Property Casualty Insurance Operations, Page 175

Cincinnati Financial Corporation - 2014 10-K - Page 164

Schedule I

Cincinnati Financial Corporation and Subsidiaries
Summary of Investments - Other Than Investments in Related Parties
(Dollars in millions)	At December 31, 2014
Type of investment	Cost or amortized cost	Fair value	Balance sheet
Fixed maturities:
States, municipalities and political subdivisions:
The Cincinnati Insurance Company	$2,634	$2,759	$2,759
The Cincinnati Casualty Company	136	143	143
The Cincinnati Indemnity Company	39	41	41
The Cincinnati Life Insurance Company	187	213	213
The Cincinnati Specialty Underwriters Insurance Company	270	286	286
CSU Producer Resources Inc.	1	1	1
Total	3,267	3,443	3,443
Convertibles and bonds with warrants attached:
The Cincinnati Insurance Company	7	7	7
Total	7	7	7
United States government:
The Cincinnati Insurance Company	1	1	1
The Cincinnati Casualty Company	2	2	2
The Cincinnati Indemnity Company	1	1	1
The Cincinnati Life Insurance Company	3	3	3
Total	7	7	7
Government-sponsored enterprises:
The Cincinnati Life Insurance Company	209	204	204
The Cincinnati Insurance Company	4	4	4
Total	213	208	208
Foreign government:
The Cincinnati Insurance Company	10	10	10
Total	10	10	10
All other corporate bonds:
The Cincinnati Insurance Company	2,507	2,706	2,706
The Cincinnati Casualty Company	110	118	118
The Cincinnati Indemnity Company	21	23	23
The Cincinnati Specialty Underwriters Insurance Company	151	159	159
The Cincinnati Life Insurance Company	2,517	2,706	2,706
CSU Producer Resources Inc.	4	4	4
Cincinnati Financial Corporation	57	69	69
Total	5,367	5,785	5,785
Total fixed maturities	$8,871	$9,460	$9,460

Cincinnati Financial Corporation - 2014 10-K - Page 165

Schedule I (continued)

Cincinnati Financial Corporation and Subsidiaries
Summary of Investments - Other Than Investments in Related Parties
(Dollars in millions)	At December 31, 2014
Type of investment	Cost or amortized cost	Fair value	Balance sheet
Equity securities:
Common equities:
The Cincinnati Insurance Company	$1,462	$2,831	$2,831
The Cincinnati Casualty Company	45	91	91
The Cincinnati Indemnity Company	12	22	22
The Cincinnati Specialty Underwriters Insurance Company	51	85	85
CSU Producer Resources Inc.	9	11	11
Cincinnati Financial Corporation	1,004	1,639	1,639
Total	2,583	4,679	4,679
Nonredeemable preferred equities:
The Cincinnati Insurance Company	137	167	167
The Cincinnati Life Insurance Company	5	8	8
Cincinnati Financial Corporation	3	4	4
Total	145	179	179
Total equity securities	$2,728	$4,858	$4,858
Other invested assets:
Policy loans:
The Cincinnati Life Insurance Company	$31	—	$31
Private equity:
Cincinnati Financial Corporation	37	—	37
Total other invested assets	$68	—	$68
Total investments	$11,667	—	$14,386

Cincinnati Financial Corporation - 2014 10-K - Page 166

Schedule II

Cincinnati Financial Corporation (parent company only)
Condensed Balance Sheets
(Dollars in millions)	At December 31,
	2014	2013
Assets
Investments
Fixed maturities, at fair value	$69	$75
Equity securities, at fair value	1,643	1,366
Other invested assets	37	32
Total investments	1,749	1,473
Cash and cash equivalents	72	91
Equity in net assets of subsidiaries	5,627	5,351
Investment income receivable	6	5
Land, building and equipment, net, for company use (accumulated depreciation: 2014—$112; 2013—$106)	144	148
Prepaid income tax	—	2
Other assets	23	24
Due from subsidiaries	107	114
Total assets	$7,728	$7,208
Liabilities
Dividends declared but unpaid	$72	$68
Deferred federal income tax	216	185
Long-term debt	791	790
Other liabilities	76	95
Total liabilities	1,155	1,138
Shareholders' Equity
Common stock	397	397
Paid-in capital	1,214	1,191
Retained earnings	4,505	4,268
Accumulated other comprehensive income	1,744	1,504
Treasury stock at cost	(1,287)	(1,290)
Total shareholders' equity	6,573	6,070
Total liabilities and shareholders' equity	$7,728	$7,208

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8.

Cincinnati Financial Corporation - 2014 10-K - Page 167

Schedule II (continued)

Cincinnati Financial Corporation (parent company only)
Condensed Statements of Income
(Dollars in millions)	Years ended December 31,
	2014	2013	2012
Revenues
Investment income, net of expenses	$46	$41	$42
Realized investment gains, net	34	21	34
Other revenue	16	15	15
Total revenues	96	77	91
Expenses
Interest expense	52	53	53
Other expenses	28	29	27
Total expenses	80	82	80
Income (Loss) Before Income Taxes and Earnings of Subsidiaries	16	(5)	11
Benefit for income taxes	(5)	(11)	(4)
Net Income Before Earnings of Subsidiaries	21	6	15
Increase in equity of subsidiaries	504	511	406
Net Income	$525	$517	$421

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8.

Cincinnati Financial Corporation - 2014 10-K - Page 168

Schedule II (continued)

Cincinnati Financial Corporation (parent company only)
Condensed Statements of Comprehensive Income
(Dollars in millions)	Years ended December 31,
	2014	2013	2012
Net Income	$525	$517	$421
Other Comprehensive Income, Before Tax
Unrealized gains on investments available-for-sale	150	303	67
Unrealized gains on investments held by subsidiaries	367	240	361
Reclassification adjustment for (gains) included in net income	(34)	(21)	(34)
Reclassification adjustment for (gains) included in net income on subsidiaries	(99)	(62)	(8)
Unrealized gains (losses) on other	7	(1)	5
Unrealized (losses) gains on other subsidiaries	(3)	35	(26)
Unrealized gains on investments available-for-sale, investments held by subsidiaries and other	388	494	365
Amortization of pension actuarial (loss) gain and prior service cost	(18)	83	(13)
Other comprehensive income before tax	370	577	352
Income taxes on above of other comprehensive income	130	202	124
Other comprehensive income, net of tax	240	375	228
Comprehensive Income	$765	$892	$649

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8.

Cincinnati Financial Corporation - 2014 10-K - Page 169

Schedule II (continued)

Cincinnati Financial Corporation (parent company only)
Condensed Statements of Cash Flows
(Dollars in millions)	Years ended December 31,
	2014	2013	2012
Cash Flows From Operating Activities
Net income	$525	$517	$421
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7	7	7
Realized investment gains, net	(34)	(21)	(34)
Dividends from subsidiaries	400	378	300
Changes in:
Increase in equity of subsidiaries	(504)	(511)	(406)
Investment income receivable	(1)	(2)	1
Current federal income taxes	3	12	(24)
Deferred income tax	(6)	(6)	18
Other assets	20	(30)	(2)
Other liabilities	(14)	39	7
Intercompany receivable for operations	22	(39)	—
Net cash provided by operating activities	418	344	288

Cash Flows From Investing Activities
Sale of fixed maturities	—	—	114
Call or maturity of fixed maturities	4	23	13
Sale of equity securities	112	75	111
Purchase of fixed maturities	—	—	(1)
Purchase of equity securities	(225)	(179)	(212)
Investment in buildings and equipment, net	(2)	(1)	(1)
Change in other invested assets, net	4	4	4
Return of capital from subsidiaries	—	22	—
Net cash (used) provided by investing activities	(107)	(56)	28

Cash Flows From Financing Activities
Payments on notes payable	(55)	—	—
Payment of cash dividends to shareholders	(278)	(263)	(256)
Purchase of treasury shares	(21)	(52)	—
Proceeds from stock options exercised	22	25	9
Net transfers to subsidiaries	—	—	(2)
Other	2	3	3
Net cash used in financing activities	(330)	(287)	(246)
Net change in cash and cash equivalents	(19)	1	70
Cash and cash equivalents at beginning of year	91	90	20
Cash and cash equivalents at end of year	$72	$91	$90

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8.

Cincinnati Financial Corporation - 2014 10-K - Page 170

Schedule III

Cincinnati Financial Corporation and Subsidiaries
Supplementary Insurance Information
(Dollars in millions)	Years ended December 31,
	2014	2013	2012
Deferred policy acquisition costs:
Commercial lines insurance	$257	$251	$235
Personal lines insurance	108	104	93
Excess and surplus lines insurance	14	11	9
Total property casualty insurance	379	366	337
Life insurance	199	199	133
Total	$578	$565	$470

Gross future policy benefits, losses, claims and expense losses:
Commercial lines insurance	$3,797	$3,667	$3,645
Personal lines insurance	439	417	398
Excess and surplus lines insurance	202	157	126
Total property casualty insurance	4,438	4,241	4,169
Life insurance	2,519	2,441	2,341
Total (1)	$6,957	$6,682	$6,510

Gross unearned premiums:
Commercial lines insurance	$1,441	$1,372	$1,246
Personal lines insurance	562	535	490
Excess and surplus lines insurance	78	67	54
Total property casualty insurance	2,081	1,974	1,790
Life insurance	1	2	2
Total (1)	$2,082	$1,976	$1,792

Other policy claims and benefits payable:
Commercial lines insurance	$—	$—	$—
Personal lines insurance	—	—	—
Excess and surplus lines insurance	—	—	—
Total property casualty insurance	—	—	—
Life insurance	25	19	15
Total (1)	$25	$19	$15

Earned premiums:
Commercial lines insurance	$2,856	$2,636	$2,383
Personal lines insurance	1,041	961	868
Excess and surplus lines insurance	148	116	93
Total property casualty insurance	4,045	3,713	3,344
Life insurance	198	189	178
Total	$4,243	$3,902	$3,522

Cincinnati Financial Corporation - 2014 10-K - Page 171

Schedule III (continued)

Cincinnati Financial Corporation and Subsidiaries
Supplementary Insurance Information
(Dollars in millions)	Years ended December 31,
	2014	2013	2012
Investment income, net of expenses:
Commercial lines insurance	$—	$—	$—
Personal lines insurance	—	—	—
Excess and surplus lines insurance	—	—	—
Total property casualty insurance (2)	358	348	351
Life insurance	144	140	137
Total	$502	$488	$488

Benefits, claims losses and settlement expenses:
Commercial lines insurance	$1,812	$1,596	$1,420
Personal lines insurance	740	639	652
Excess and surplus lines insurance	75	66	65
Total property casualty insurance	2,627	2,301	2,137
Life insurance	229	204	185
Total	$2,856	$2,505	$2,322

Amortization of deferred policy acquisition costs:
Commercial lines insurance	$537	$514	$462
Personal lines insurance	209	192	183
Excess and surplus lines insurance	24	21	17
Total property casualty insurance	770	727	662
Life insurance	37	31	45
Total (3)	$807	$758	$707

Underwriting, acquisition and insurance expenses:
Commercial lines insurance	$365	$343	$324
Personal lines insurance	84	98	78
Excess and surplus lines insurance	19	15	12
Total property casualty insurance	468	456	414
Life insurance	26	29	34
Total (3)	$494	$485	$448

Net written premiums:
Commercial lines insurance	$2,922	$2,760	$2,459
Personal lines insurance	1,068	1,005	918
Excess and surplus lines insurance	153	128	105
Total property casualty insurance	4,143	3,893	3,482
Accident health insurance	3	2	3
Total	$4,146	$3,895	$3,485

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

Cincinnati Financial Corporation - 2014 10-K - Page 172

Schedule IV

Cincinnati Financial Corporation and Subsidiaries
Reinsurance
(Dollars in millions)	Years ended December 31,
	2014	2013	2012
Gross amounts:
Life insurance in force	$88,045	$85,015	$81,467
Earned premiums
Commercial lines insurance	$2,973	$2,777	$2,524
Personal lines insurance	1,080	1,002	897
Excess and surplus lines insurance	156	124	99
Total property casualty insurance	4,209	3,903	3,520
Life insurance	259	248	235
Total	$4,468	$4,151	$3,755

Ceded amounts to other companies:
Life insurance in force	$37,689	$36,952	$36,340
Earned premiums
Commercial lines insurance	$128	$151	$149
Personal lines insurance	40	42	30
Excess and surplus lines insurance	8	8	6
Total property casualty insurance	176	201	185
Life insurance	61	59	57
Total	$237	$260	$242

Assumed amounts from other companies:
Life insurance in force	$—	$—	$—
Earned premiums
Commercial lines insurance	$11	$10	$8
Personal lines insurance	1	1	1
Excess and surplus lines insurance	—	—	—
Total property casualty insurance	12	11	9
Life insurance	—	—	—
Total	$12	$11	$9

Net amounts:
Life insurance in force	$50,356	$48,063	$45,126
Earned premiums
Commercial lines insurance	$2,856	$2,636	$2,383
Personal lines insurance	1,041	961	868
Excess and surplus lines insurance	148	116	93
Total property casualty insurance	4,045	3,713	3,344
Life insurance	198	189	178
Total	$4,243	$3,902	$3,522

Percentage of amounts assumed to net:
Life insurance in force	—%	—%	—%
Earned premiums
Commercial lines insurance	0.4%	0.4%	0.3%
Personal lines insurance	0.1	0.1	0.1
Excess and surplus lines insurance	—	—	—
Total property casualty insurance	0.5	0.5	0.3
Life insurance	—	—	—
Total	0.5	0.5	0.3

Cincinnati Financial Corporation - 2014 10-K - Page 173

Schedule V

Cincinnati Financial Corporation and Subsidiaries
Valuation and Qualifying Accounts
(Dollars in millions)	At December 31,
	2014	2013	2012
Allowance for doubtful receivables:
Balance at beginning of year	$2	$2	$2
Additions charged to costs and expenses	2	1	1
Deductions	(1)	(1)	(1)
Balance at end of year	$3	$2	$2

Cincinnati Financial Corporation - 2014 10-K - Page 174

Schedule VI

Cincinnati Financial Corporation and Subsidiaries
Supplementary Information Concerning Property Casualty Insurance Operations
(Dollars in millions)	Years ended December 31,
	2014	2013	2012
Deferred policy acquisition costs:
Commercial lines insurance	$257	$251	$235
Personal lines insurance	108	104	93
Excess and surplus lines insurance	14	11	9
Total	$379	$366	$337

Reserves for unpaid claims and claim adjustment expenses:
Commercial lines insurance	$3,797	$3,667	$3,645
Personal lines insurance	439	417	398
Excess and surplus lines insurance	202	157	126
Total	$4,438	$4,241	$4,169

Reserve discount deducted	$—	$—	$—

Unearned premiums:
Commercial lines insurance	$1,441	$1,370	$1,246
Personal lines insurance	562	534	490
Excess and surplus lines insurance	78	66	54
Total	$2,081	$1,970	$1,790

Earned premiums:
Commercial lines insurance	$2,856	$2,636	$2,383
Personal lines insurance	1,041	961	868
Excess and surplus lines insurance	148	116	93
Total	$4,045	$3,713	$3,344

Investment income:
Commercial lines insurance	$—	$—	$—
Personal lines insurance	—	—	—
Excess and surplus lines insurance	—	—	—
Total (1)	$358	$348	$351

Loss and loss expenses incurred related to current accident year:
Commercial lines insurance	$1,869	$1,691	$1,712
Personal lines insurance	752	678	751
Excess and surplus lines insurance	104	79	70
Total	$2,725	$2,448	$2,533

Loss and loss expenses incurred related to prior accident years:
Commercial lines insurance	$(57)	$(95)	$(292)
Personal lines insurance	(12)	(39)	(99)
Excess and surplus lines insurance	(29)	(13)	(5)
Total	$(98)	$(147)	$(396)

Amortization of deferred policy acquisition costs:
Commercial lines insurance	$537	$514	$461
Personal lines insurance	209	192	183
Excess and surplus lines insurance	24	21	17
Total	$770	$727	$661

Paid loss and loss expenses:
Commercial lines insurance	$1,666	$1,498	$1,546
Personal lines insurance	717	639	659
Excess and surplus lines insurance	30	35	24
Total	$2,413	$2,172	$2,229

Net written premiums:
Commercial lines insurance	$2,922	$2,760	$2,459
Personal lines insurance	1,068	1,005	918
Excess and surplus lines insurance	153	128	105
Total	$4,143	$3,893	$3,482

Note to Schedule VI:
(1) This segment information is not regularly allocated to segments and not reviewed by company management in making decisions about resources to be allocated to the segments or to assess their performance.

Cincinnati Financial Corporation - 2014 10-K - Page 175

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
Date:         February 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ Kenneth W. Stecher	Chairman of the Board	February 27, 2015
Kenneth W. Stecher
/S/ Steven J. Johnston	President, Chief Executive Officer and Director	February 27, 2015
Steven J. Johnston
/S/ Michael J. Sewell	Chief Financial Officer, Senior Vice President and Treasurer	February 27, 2015
Michael J. Sewell
/S/ William F. Bahl	Director	February 27, 2015
William F. Bahl
/S/ Gregory T. Bier	Director	February 27, 2015
Gregory T. Bier
/S/ Dirk J. Debbink	Director	February 27, 2015
Dirk J. Debbink
/S/ Linda W. Clement-Holmes	Director	February 27, 2015
Linda W. Clement-Holmes
/S/ Kenneth C. Lichtendahl	Director	February 27, 2015
Kenneth C. Lichtendahl
/S/ W. Rodney McMullen	Director	February 27, 2015
W. Rodney McMullen
/S/ David P. Osborn	Director	February 27, 2015
David P. Osborn
/S/ Gretchen W. Price	Director	February 27, 2015
Gretchen W. Price
/S/ John J. Schiff, Jr.	Director	February 27, 2015
John J. Schiff, Jr.
/S/ Thomas R. Schiff	Director	February 27, 2015
Thomas R. Schiff
/S/ Douglas S. Skidmore	Director	February 27, 2015
Douglas S. Skidmore
/S/ John F. Steele, Jr.	Director	February 27, 2015
John F. Steele, Jr.
/S/ Larry R. Webb	Director	February 27, 2015
Larry R. Webb

Cincinnati Financial Corporation - 2014 10-K - Page 176

Index of Exhibits

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of Cincinnati Financial Corporation (incorporated by reference to the company’s 2010 Annual Report on Form 10-K dated February 25, 2011, Exhibit 3.1)
3.2	Regulations of Cincinnati Financial Corporation (incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, Exhibit 3.2) (File No. 000-04604)
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

Cincinnati Financial Corporation - 2014 10-K - Page 177

Exhibit No.	Exhibit Description
10.16
Form of Restricted Stock Unit Agreement (service based) for the Cincinnati Financial Corporation 2012 Stock Compensation Plan (incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated February 21, 2013)

10.17
Form of Restricted Stock Unit Agreement (performance based) for the Cincinnati Financial Corporation 2012 Stock Compensation Plan (incorporated by reference to Exhibit 10.4 filed with the company’s Current Report on Form 8-K dated February 21, 2013)

10.18
Amended and Restated Cincinnati Financial Corporation Top Hat Savings Plan dated January 1, 2011 (incorporated by reference to Exhibit 10.14 filed with the company’s Annual Report on Form 10-K dated February 27, 2013)

10.19
Cincinnati Financial Corporation Executive Deferred Compensation Agreement by and between the Cincinnati Financial Corporation and Michael J. Sewell, dated as of October 25, 2011 (incorporated by reference to Exhibit 10.2 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

10.20
Amended and Restated Credit Agreement by and among Cincinnati Financial Corporation, CFC Investment Company, PNC Bank, N.A. as Administrative Agent, PNC Capital Markets LLC, as Sole Bookrunner and Joint Lead Arranger, Fifth Third Bank, N.A., as Joint Lead Arranger and Syndication Agent, The Huntington National Bank and U.S. Bank, N.A., as Documentation Agents, dated May 13, 2014 (incorporated by reference to the company’s Current Report on Form 8-K dated May 13, 2014, Exhibit 10.1)

10.21
Agreement by and between The Cincinnati Insurance Company and its affiliated and subsidiary companies and Thomas A. Joseph dated October 19, 2012 (incorporated by reference Exhibit 10.1 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)

11	Statement re: Computation of per share earnings for the years ended December 31, 2014, 2013, and 2012, contained in Part II, Item 8, Note 12, to the Consolidated Financial Statements
14	Cincinnati Financial Corporation Code of Ethics for Senior Financial Officers (incorporated by reference to the company’s definitive Proxy Statement dated March 18, 2004 (File No. 000-04604))
21	Cincinnati Financial Corporation subsidiaries contained in Part I, Item 1, of this report
23	Consent of Independent Registered Public Accounting Firm
31A	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Executive Officer
31B	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Financial Officer
32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Cincinnati Financial Corporation - 2014 10-K - Page 178