Form 10-Q
period 2015-03-31
CINCINNATI FINANCIAL CORP
filed 2015-04-28
CIK 20286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)
☑        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2015.

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
☐Yes ☑ No

As of April 24, 2015, there were 164,358,202 shares of common stock outstanding.

CINCINNATI FINANCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2015

Cincinnati Financial Corporation First-Quarter 2015 10-Q

Part I – Financial Information
Item 1.    Financial Statements (unaudited)

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

(Dollars in millions except per share data)	March 31,	December 31,
	2015	2014
Assets
Investments
Fixed maturities, at fair value (amortized cost: 2015—$8,961; 2014—$8,871)	$9,596	$9,460
Equity securities, at fair value (cost: 2015—$2,748; 2014—$2,728)	4,789	4,858
Short-term investments, at fair value (amortized cost: 2015—$25; 2014—$0)	25	—
Other invested assets	66	68
Total investments	14,476	14,386
Cash and cash equivalents	640	591
Investment income receivable	123	123
Finance receivable	70	75
Premiums receivable	1,433	1,405
Reinsurance recoverable	539	545
Prepaid reinsurance premiums	29	29
Deferred policy acquisition costs	571	578
Land, building and equipment, net, for company use (accumulated depreciation: 2015—$452; 2014—$446)	189	194
Other assets	63	75
Separate accounts	764	752
Total assets	$18,897	$18,753

Liabilities
Insurance reserves
Loss and loss expense reserves	$4,623	$4,485
Life policy and investment contract reserves	2,514	2,497
Unearned premiums	2,109	2,082
Other liabilities	581	648
Deferred income tax	824	840
Note payable	49	49
Long-term debt and capital lease obligations	825	827
Separate accounts	764	752
Total liabilities	12,289	12,180

Commitments and contingent liabilities (Note 12)	—	—

Shareholders' Equity
Common stock, par value—$2 per share; (authorized: 2014 and 2013—500 million shares; issued: 2015 and 2014—198.3 million shares)	397	397
Paid-in capital	1,210	1,214
Retained earnings	4,557	4,505
Accumulated other comprehensive income	1,716	1,744
Treasury stock at cost (2015— 34.0 million shares and 2014—34.6 million shares)	(1,272)	(1,287)
Total shareholders' equity	6,608	6,573
Total liabilities and shareholders' equity	$18,897	$18,753

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation First-Quarter 2015 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Income

(Dollars in millions except per share data)	Three months ended March 31,
	2015	2014
Revenues
Earned premiums	$1,094	$1,027
Investment income, net of expenses	139	135
Realized investment gains, net	47	22
Fee revenues	3	3
Other revenues	2	2
Total revenues	1,285	1,189
Benefits and Expenses
Insurance losses and policyholder benefits	749	732
Underwriting, acquisition and insurance expenses	345	320
Interest expense	13	14
Other operating expenses	4	4
Total benefits and expenses	1,111	1,070
Income Before Income Taxes	174	119
Provision for Income Taxes
Current	46	20
Deferred	—	8
Total provision for income taxes	46	28
Net Income	$128	$91
Per Common Share
Net income—basic	$0.78	$0.56
Net income—diluted	0.77	0.55

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation First-Quarter 2015 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

(Dollars in millions)	Three months ended March 31,
	2015	2014
Net Income	$128	$91
Other Comprehensive (Loss) Income
Change in unrealized gains on investments, net of tax of $(15) and $41, respectively	(28)	76
Amortization of pension actuarial loss and prior service cost, net of tax of $0 and $0, respectively	1	(1)
Change in life deferred acquisition costs, life policy reserves and other, net of tax of $0 and $0, respectively	(1)	(1)
Other comprehensive (loss) income, net of tax	(28)	74
Comprehensive Income	$100	$165

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity

(In millions)	Common Stock				Accumulated Other Comprehensive Income		Total Share- holders' Equity
	Outstanding Shares	Amount	Paid-in Capital	Retained Earnings		Treasury Stock
Balance December 31, 2013	163.1	$397	$1,191	$4,268	$1,504	$(1,290)	$6,070
Net income	—	—	—	91	—	—	91
Other comprehensive income, net	—	—	—	—	74	—	74
Dividends declared	—	—	—	(72)	—	—	(72)
Treasury stock acquired—share repurchase authorization	(0.1)	—	—	—	—	(7)	(7)
Other	0.5	—	—	—	—	12	12
Balance March 31, 2014	163.5	$397	$1,191	$4,287	$1,578	$(1,285)	$6,168

Balance December 31, 2014	163.7	$397	$1,214	$4,505	$1,744	$(1,287)	$6,573
Net income		—	—	128	—	—	128
Other comprehensive loss, net	—	—	—	—	(28)	—	(28)
Dividends declared	—	—	—	(76)	—	—	(76)
Treasury stock acquired—share repurchase authorization	—	—	—	—	—	—	—
Other	0.6	—	(4)	—	—	15	11
Balance March 31, 2015	164.3	$397	$1,210	$4,557	$1,716	$(1,272)	$6,608

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation First-Quarter 2015 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

(Dollars in millions)	Three months ended March 31,
	2015	2014
Cash Flows From Operating Activities
Net income	$128	$91
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14	13
Realized investment gains, net	(47)	(22)
Stock-based compensation	7	6
Interest credited to contract holders	12	10
Deferred income tax expense	—	8
Changes in:
Investment income receivable	—	5
Premiums and reinsurance receivable	(22)	(50)
Deferred policy acquisition costs	2	(5)
Other assets	4	(5)
Loss and loss expense reserves	138	64
Life policy reserves	20	49
Unearned premiums	27	59
Other liabilities	(100)	(102)
Current income tax receivable/payable	32	8
Net cash provided by operating activities	215	129
Cash Flows From Investing Activities
Sale of fixed maturities	13	24
Call or maturity of fixed maturities	267	252
Sale of equity securities	67	31
Purchase of fixed maturities	(348)	(236)
Purchase of equity securities	(67)	(33)
Purchase of short-term investments	(25)	—
Investment in finance receivables	(3)	(4)
Collection of finance receivables	8	7
Investment in buildings and equipment, net	(1)	(3)
Change in other invested assets, net	1	1
Net cash (used in) provided by investing activities	(88)	39
Cash Flows From Financing Activities
Payment of cash dividends to shareholders	(71)	(67)
Purchase of treasury shares	—	(7)
Proceeds from stock options exercised	7	8
Contract holders' funds deposited	20	20
Contract holders' funds withdrawn	(33)	(32)
Excess tax benefits on stock-based compensation	3	—
Other	(4)	(2)
Net cash used in financing activities	(78)	(80)
Net change in cash and cash equivalents	49	88
Cash and cash equivalents at beginning of year	591	433
Cash and cash equivalents at end of period	$640	$521
Supplemental Disclosures of Cash Flow Information:
Income taxes paid	$11	$11
Noncash Activities:
Equipment acquired under capital lease obligations	$3	$5
Cashless exercise of stock options	5	4

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation First-Quarter 2015 10-Q

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

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Our actual results could differ from those estimates. Our December 31, 2014, condensed consolidated balance sheet amounts are derived from the audited financial statements but do not include all disclosures required by GAAP.

Our March 31, 2015, condensed consolidated financial statements are unaudited. Certain financial information that is included in annual financial statements prepared in accordance with GAAP is not required for interim reporting and has been condensed or omitted. We believe that we have made all adjustments, consisting only of normal recurring accruals, that are necessary for fair presentation. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our 2014 Annual Report on Form 10-K. The results of operations for interim periods do not necessarily indicate results to be expected for the full year.

Pending Accounting Updates

ASU 2014-09 Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Insurance contracts do not fall within the scope of this ASU. The effective date of ASU 2014-09 is for annual reporting periods beginning after December 15, 2017. The ASU has not yet been adopted and will not have a material impact on our company’s financial position, cash flows or results of operations.

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

ASU 2015-02, Consolidation-Amendments to the Consolidation Analysis
In February 2015, the FASB Issued ASU 2015-02, Consolidation-Amendments to the Consolidation Analysis. ASU 2015-02 makes amendments to the current consolidation guidance, focusing mainly on the investment management industry; however, entities across all industries may be impacted. The effective date of ASU 2015-02 is for interim and annual reporting periods beginning after December 15, 2015. The ASU has not yet been adopted and will not have a material impact on our company’s financial position, cash flows or results of operations.

ASU 2015-03, Interest-Imputation of Interest
In April 2015, the FASB Issued ASU 2015-03, Interest-Imputation of Interest. ASU 2015-03 reduces the complexity of disclosing debt issuance costs and debt discount and premium on the balance sheet by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The effective date of ASU 2015-03 is for interim and annual reporting periods beginning after December 15, 2015. The ASU has not yet been adopted and will not have a material impact on our company’s financial position, cash flows or results of operations.

Cincinnati Financial Corporation First-Quarter 2015 10-Q

NOTE 2 – Investments
The following table provides cost or amortized cost, gross unrealized gains, gross unrealized losses and fair value for our investment portfolio:

(Dollars in millions)	Cost or amortized cost
		Gross unrealized		Fair value
At March 31, 2015		gains	losses
Fixed maturity securities:
Corporate	$5,152	$449	$8	$5,593
States, municipalities and political subdivisions	3,289	183	2	3,470
Commercial mortgage-backed	269	16	—	285
Government-sponsored enterprises	227	—	3	224
Foreign government	10	—	—	10
Convertibles and bonds with warrants attached	7	—	—	7
United States government	7	—	—	7
Subtotal	8,961	648	13	9,596
Equity securities:
Common equities	2,595	2,014	11	4,598
Nonredeemable preferred equities	153	38	—	191
Subtotal	2,748	2,052	11	4,789
Total	$11,709	$2,700	$24	$14,385
At December 31, 2014
Fixed maturity securities:
Corporate	$5,117	$420	$11	$5,526
States, municipalities and political subdivisions	3,267	178	2	3,443
Commercial mortgage-backed	250	9	—	259
Government-sponsored enterprises	213	—	5	208
Foreign government	10	—	—	10
Convertibles and bonds with warrants attached	7	—	—	7
United States government	7	—	—	7
Subtotal	8,871	607	18	9,460
Equity securities:
Common equities	2,583	2,099	3	4,679
Nonredeemable preferred equities	145	35	1	179
Subtotal	2,728	2,134	4	4,858
Total	$11,599	$2,741	$22	$14,318

The net unrealized investment gains in our fixed-maturity portfolio are primarily the result of the continued low interest rate environment that increased the fair value of our fixed-maturity portfolio. At March 31, 2015, we had $25 million of short-term investments, which consisted of commercial paper, that had no gross unrealized gains or losses. At December 31, 2014, we held no short-term investments. The seven largest unrealized investment gains in our common stock portfolio are from Exxon Mobil Corporation (NYSE:XOM), Honeywell International Incorporated (NYSE:HON), BlackRock Inc. (NYSE:BLK), Apple Inc. (Nasdaq:AAPL), The Procter & Gamble Company (NYSE:PG), RPM International (NYSE:RPM), and 3M Company (NYSE:MMM), which had a combined gross unrealized gain of $605 million. At March 31, 2015, Apple Inc. was our largest single common stock holding with a fair value of 3.8 percent of our publicly traded common stock portfolio and 1.2 percent of the total investment portfolio.

Cincinnati Financial Corporation First-Quarter 2015 10-Q

The table below provides fair values and gross unrealized losses by investment category and by the duration of the securities’ continuous unrealized loss positions:

(Dollars in millions)	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
At March 31, 2015
Fixed maturity securities:
Corporate	$211	$6	$64	$2	$275	$8
States, municipalities and political subdivisions	115	2	58	—	173	2
Commercial mortgage-backed	2	—	2	—	4	—
Government-sponsored enterprises	18	—	156	3	174	3
Subtotal	346	8	280	5	626	13
Equity securities:
Common equities	168	11	—	—	168	11
Nonredeemable preferred equities	5	—	15	—	20	—
Subtotal	173	11	15	—	188	11
Total	$519	$19	$295	$5	$814	$24
At December 31, 2014
Fixed maturity securities:
Corporate	$261	$8	$90	$3	$351	$11
States, municipalities and political subdivisions	17	—	135	2	152	2
Commercial mortgage-backed	3	—	23	—	26	—
Government-sponsored enterprises	11	—	181	5	192	5
Subtotal	292	8	429	10	721	18
Equity securities:
Common equities	85	3	—	—	85	3
Nonredeemable preferred equities	16	—	17	1	33	1
Subtotal	101	3	17	1	118	4
Total	$393	$11	$446	$11	$839	$22

Cincinnati Financial Corporation First-Quarter 2015 10-Q

The following table provides investment income, realized investment gains and losses, the change in unrealized investment gains and losses, and other items:

(Dollars in millions)	Three months ended March 31,
	2015	2014
Investment income:
Interest	$105	$104
Dividends	36	32
Other	—	1
Total	141	137
Less investment expenses	2	2
Total	$139	$135

Realized investment gains and losses summary:
Fixed maturities:
Gross realized gains	$3	$2
Gross realized losses	—	(1)
Other-than-temporary impairments	—	—
Equity securities:
Gross realized gains	44	18
Gross realized losses	(1)	—
Other-than-temporary impairments	—	(1)
Other	1	4
Total	$47	$22

Change in unrealized investment gains and losses:
Fixed maturities	$46	$88
Equity securities	(89)	29
Less income taxes	15	(41)
Total	$(28)	$76

During the three months ended March 31, 2015, there were no equity securities and no fixed-maturity securities other-than-temporarily impaired. There were no credit losses on fixed-maturity securities for which a portion of other-than-temporary impairment (OTTI) has been recognized in other comprehensive income for the three months ended March 31, 2015 and 2014. At March 31, 2015, 70 fixed-maturity investments with a total unrealized loss of
$5 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity investments had fair values below 70 percent of amortized cost. Two equity investments with a total unrealized loss of less than $1 million had been in an unrealized loss position for 12 months or more as of March 31, 2015. Of that total, no equity investments were trading below 70 percent of cost.

During 2014, we other-than-temporarily impaired six fixed-maturity securities. At December 31, 2014, 144 fixed-maturity investments with a total unrealized loss of $10 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity investments had fair values below 70 percent of amortized cost. There were three equity security investments in an unrealized loss position for 12 months or more with a total unrealized loss of $1 million as of December 31, 2014. Of that total, no equity security investments had fair values below 70 percent of cost.

Cincinnati Financial Corporation First-Quarter 2015 10-Q

NOTE 3 – Fair Value Measurements

Fair Value Hierarchy
In accordance with accounting guidance for fair value measurements and disclosures, we categorized our financial instruments, based on the priority of the observable and market-based data for the valuation technique used, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices with readily available independent data in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable market inputs (Level 3). When various inputs for measurement fall within different levels of the fair value hierarchy, the lowest observable input that has a significant impact on fair value measurement is used. Our valuation techniques have not changed from those used at December 31, 2014, and ultimately management determines fair value. See our 2014 Annual Report on Form 10-K, Item 8, Note 3, Fair Value Measurements, Page 137, for information on characteristics and valuation techniques used in determining fair value.
Fair Value Disclosures for Assets
The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis at March 31, 2015, and December 31, 2014. We do not have any material liabilities carried at fair value. There were no transfers between Level 1 and Level 2.

(In millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At March 31, 2015
Fixed maturities, available for sale:
Corporate	$—	$5,575	$18	$5,593
States, municipalities and political subdivisions	—	3,469	1	3,470
Commercial mortgage-backed	—	285	—	285
Government-sponsored enterprises	—	224	—	224
Foreign government	—	10	—	10
Convertibles and bonds with warrants attached	—	7	—	7
United States government	7	—	—	7
Subtotal	7	9,570	19	9,596
Common equities, available for sale	4,598	—	—	4,598
Nonredeemable preferred equities, available for sale	—	189	2	191
Short-term investments	—	25	—	25
Separate accounts taxable fixed maturities	—	725	—	725
Top Hat savings plan mutual funds and common equity (included in Other assets)	19	—	—	19
Total	$4,624	$10,509	$21	$15,154
At December 31, 2014
Fixed maturities, available for sale:
Corporate	$—	$5,508	$18	$5,526
States, municipalities and political subdivisions	—	3,443	—	3,443
Commercial mortgage-backed	—	259	—	259
Government-sponsored enterprises	—	208	—	208
Foreign government	—	10	—	10
Convertibles and bonds with warrants attached	—	7	—	7
United States government	7	—	—	7
Subtotal	7	9,435	18	9,460
Common equities, available for sale	4,679	—	—	4,679
Nonredeemable preferred equities, available for sale	—	177	2	179
Separate accounts taxable fixed-maturities	—	731	—	731
Top Hat savings plan mutual funds and common equity (included in Other assets)	18	—	—	18
Total	$4,704	$10,343	$20	$15,067

Cincinnati Financial Corporation First-Quarter 2015 10-Q

Each financial instrument that was deemed to have significant unobservable inputs when determining valuation is identified in the following tables by security type with a summary of changes in fair value as of March 31, 2015. Total Level 3 assets continue to be less than 1 percent of financial assets measured at fair value in the condensed consolidated balance sheets. Assets presented in the table below were valued based primarily on broker/dealer quotes for which there is a lack of transparency as to inputs used to develop the valuations. The quantitative detail of these unobservable inputs is neither provided nor reasonably available to us.

The following tables provide the change in Level 3 assets for the three months ended March 31:

(Dollars in millions)	Asset fair value measurements using significant unobservable inputs (Level 3)
	Corporate fixed maturities	Commercial mortgage- backed fixed maturities	States, municipalities and political subdivisions fixed maturities	Nonredeemable preferred equities	Total
Beginning balance, January 1, 2015	$18	$—	$—	$2	$20
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—	—
Included in other comprehensive income	—	—	—	—	—
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Transfers into Level 3	—	—	1	—	1
Transfers out of Level 3	—	—	—	—	—
Ending balance, March 31, 2015	$18	$—	$1	$2	$21

Beginning balance, January 1, 2014	$2	$—	$—	$2	$4
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—	—
Included in other comprehensive income	—	—	—	—	—
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Transfers into Level 3	6	5	—	—	11
Transfers out of Level 3	—	—	—	—	—
Ending balance, March 31, 2014	$8	$5	$—	$2	$15

Additional disclosures for the Level 3 category are not material.

Fair Value Disclosures for Assets and Liabilities Not Carried at Fair Value

The disclosures below are presented to provide timely information about the effects of current market conditions on financial instruments that are not reported at fair value in our condensed consolidated financial statements.

This table summarizes the book value and principal amounts of our long-term debt:

(Dollars in millions)			Book value		Principal amount
			March 31,	December 31,	March 31,	December 31,
Interest rate	Year of issue		2015	2014	2015	2014
6.900%	1998	Senior debentures, due 2028	$28	$28	$28	$28
6.920%	2005	Senior debentures, due 2028	391	391	391	391
6.125%	2004	Senior notes, due 2034	372	372	374	374
		Total	$791	$791	$793	$793

Cincinnati Financial Corporation First-Quarter 2015 10-Q

The following table shows fair values of our note payable and long-term debt:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At March 31, 2015
Note payable	$—	$49	$—	$49
6.900% senior debentures, due 2028	—	35	—	35
6.920% senior debentures, due 2028	—	508	—	508
6.125% senior notes, due 2034	—	459	—	459
Total	$—	$1,051	$—	$1,051

At December 31, 2014
Note payable	$—	$49	$—	$49
6.900% senior debentures, due 2028	—	34	—	34
6.920% senior debentures, due 2028	—	496	—	496
6.125% senior notes, due 2034	—	449	—	449
Total	$—	$1,028	$—	$1,028

The following table shows the fair value of our life policy loans, included in other invested assets:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At March 31, 2015
Life policy loans	$—	$—	$39	$39

At December 31, 2014
Life policy loans	$—	$—	$39	$39

Outstanding principal and interest for these life policy loans was $30 million and $31 million at March 31, 2015, and December 31, 2014, respectively.

The following table shows fair values of our deferred annuities and structured settlements, included in life policy and investment contract reserves:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At March 31, 2015
Deferred annuities	$—	$—	$909	$909
Structured settlements	—	225	—	225
Total	$—	$225	$909	$1,134

At December 31, 2014
Deferred annuities	$—	$—	$897	$897
Structured settlements	—	217	—	217
Total	$—	$217	$897	$1,114

Recorded reserves for the deferred annuities were $863 million at March 31, 2015, and December 31, 2014. Recorded reserves for the structured settlements were $181 million and $182 million at March 31, 2015, and December 31, 2014, respectively.

Cincinnati Financial Corporation First-Quarter 2015 10-Q

NOTE 4 – Property Casualty Loss and Loss Expenses
This table summarizes activity for our consolidated property casualty loss and loss expense reserves:

(Dollars in millions)	Three months ended March 31,
	2015	2014
Gross loss and loss expense reserves, beginning of period	$4,438	$4,241
Less reinsurance recoverable	282	299
Net loss and loss expense reserves, beginning of period	4,156	3,942
Net incurred loss and loss expenses related to:
Current accident year	711	705
Prior accident years	(22)	(29)
Total incurred	689	676
Net paid loss and loss expenses related to:
Current accident year	147	197
Prior accident years	399	387
Total paid	546	584
Net loss and loss expense reserves, end of period	4,299	4,034
Plus reinsurance recoverable	278	289
Gross loss and loss expense reserves, end of period	$4,577	$4,323

We use actuarial methods, models and judgment to estimate, as of a financial statement date, the property casualty loss and loss expense reserves required to pay for and settle all outstanding insured claims, including incurred but not reported (IBNR) claims, as of that date. The actuarial estimate is subject to review and adjustment by an inter-departmental committee that includes actuarial management that is familiar with relevant company and industry business, claims and underwriting trends, as well as general economic and legal trends that could affect future loss and loss expense payments. The amount we will actually have to pay for claims can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate. The reserve for loss and loss expenses in the condensed consolidated balance sheets also included $46 million at March 31, 2015, and $52 million at March 31, 2014, for certain life and health loss and loss expense reserves.

For the three months ended March 31, 2015, we experienced $22 million of favorable development on prior accident years, including $14 million of favorable development in commercial lines, $3 million of favorable development in personal lines and $5 million of favorable development in excess and surplus lines. This included
$11 million from favorable development of catastrophe losses for the three months ended March 31, 2015. We recognized favorable reserve development during the three months ended March 31, 2015, of $15 million for the workers' compensation line, $11 million for the commercial property line and $7 million for the homeowner line due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. Our commercial auto line developed unfavorably by $11 million for the three months ended March 31, 2015, due to higher loss cost effects in recent accident years, resulting in an increase of our reserve estimate for claims that have not yet been settled.

For the three months ended March 31, 2014, we experienced $29 million of favorable development on prior accident years, including $3 million of favorable development in commercial lines, $17 million of favorable development in personal lines and $9 million of favorable development in excess and surplus lines. This included
$9 million from favorable development of catastrophe losses for the three months ended March 31, 2014.

Cincinnati Financial Corporation First-Quarter 2015 10-Q

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

This table summarizes our life policy and investment contract reserves:

(Dollars in millions)	March 31, 2015	December 31, 2014
Ordinary/traditional life	$891	$875
Deferred annuities	863	863
Universal life	533	530
Structured settlements	181	182
Other	46	47
Total life policy and investment contract reserves	$2,514	$2,497

NOTE 6 – Deferred Policy Acquisition Costs
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

(Dollars in millions)	Three months ended March 31,
	2015	2014
Deferred policy acquisition costs asset, beginning of period	$578	$565
Capitalized deferred policy acquisition costs	207	206
Amortized deferred policy acquisition costs	(209)	(201)
Amortized shadow deferred policy acquisition costs	(5)	(6)
Deferred policy acquisition costs asset, end of period	$571	$564

No premium deficiencies were recorded in the condensed consolidated statements of income, as the sum of the anticipated loss and loss adjustment expenses, policyholder dividends and unamortized deferred acquisition expenses did not exceed the related unearned premiums and anticipated investment income.

Cincinnati Financial Corporation First-Quarter 2015 10-Q

NOTE 7 – Accumulated Other Comprehensive Income
Accumulated other comprehensive income (AOCI) includes changes in unrealized gains and losses on investments, changes in pension obligations and changes in life deferred acquisition costs, life policy reserves and other as follows:

(Dollars in millions)	Three months ended March 31,
	2015			2014
	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, beginning of period	$2,719	$942	$1,777	$2,335	$808	$1,527
OCI excluding realized gains recognized in net income	3	1	2	135	48	87
Realized gains recognized in net income	(46)	(16)	(30)	(18)	(7)	(11)
OCI	(43)	(15)	(28)	117	41	76
AOCI, end of period	$2,676	$927	$1,749	$2,452	$849	$1,603

Pension obligations:
AOCI, beginning of period	$(36)	$(12)	$(24)	$(18)	$(6)	$(12)
OCI excluding amortization recognized in net income	—	—	—	(2)	—	(2)
Amortization recognized in net income	1	—	1	1	—	1
OCI	1	—	1	(1)	—	(1)
AOCI, end of period	$(35)	$(12)	$(23)	$(19)	$(6)	$(13)

Life deferred acquisition costs, life policy reserves and other:
AOCI, beginning of period	$(12)	$(3)	$(9)	$(16)	$(5)	$(11)
OCI excluding realized gains recognized in net income	(1)	(1)	—	3	1	2
Realized gains recognized in net income	(1)	—	(1)	(4)	(1)	(3)
OCI	(2)	(1)	(1)	(1)	—	(1)
AOCI, end of period	$(14)	$(4)	$(10)	$(17)	$(5)	$(12)

Summary of AOCI:
AOCI, beginning of period	$2,671	$927	$1,744	$2,301	$797	$1,504
Investments OCI	(43)	(15)	(28)	117	41	76
Pension obligations OCI	1	—	1	(1)	—	(1)
Life deferred acquisition costs, life policy reserves and other OCI	(2)	(1)	(1)	(1)	—	(1)
Total OCI	(44)	(16)	(28)	115	41	74
AOCI, end of period	$2,627	$911	$1,716	$2,416	$838	$1,578

Investments realized gains and life deferred acquisition costs, life policy reserves and other realized gains are recorded in the realized investment gains, net, line item in the condensed consolidated statements of income. Amortization on pension obligations is recorded in the insurance losses and policyholder benefits and underwriting, acquisition and insurance expenses in the condensed consolidated statements of income.

Cincinnati Financial Corporation First-Quarter 2015 10-Q

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

Our condensed consolidated statements of income include earned consolidated property casualty insurance premiums on assumed and ceded business:

(Dollars in millions)	Three months ended March 31,
	2015	2014
Direct earned premiums	$1,076	$1,019
Assumed earned premiums	2	3
Ceded earned premiums	(37)	(43)
Earned premiums	$1,041	$979

Our condensed consolidated statements of income include incurred consolidated property casualty insurance loss and loss expenses on assumed and ceded business:

(Dollars in millions)	Three months ended March 31,
	2015	2014
Direct incurred loss and loss expenses	$691	$677
Assumed incurred loss and loss expenses	(1)	2
Ceded incurred loss and loss expenses	(1)	(3)
Incurred loss and loss expenses	$689	$676

Our ceded incurred results generally vary with our catastrophe experience.

Our life insurance company purchases reinsurance for protection of a portion of the risk that is written. Primary components of our life reinsurance program include individual mortality coverage and aggregate catastrophe and accidental death coverage in excess of certain deductibles.

Our condensed consolidated statements of income include earned life insurance premiums on ceded business:

(Dollars in millions)	Three months ended March 31,
	2015	2014
Direct earned premiums	$65	$62
Ceded earned premiums	(12)	(14)
Earned premiums	$53	$48

Cincinnati Financial Corporation First-Quarter 2015 10-Q

Our condensed consolidated statements of income include life insurance contract holders' benefits incurred on ceded business:

(Dollars in millions)	Three months ended March 31,
	2015	2014
Direct contract holders' benefits incurred	$72	$80
Ceded contract holders' benefits incurred	(12)	(24)
Contract holders' benefits incurred	$60	$56

The ceded benefits incurred can vary depending on the type of life insurance policy held and the year the policy was sold.

NOTE 9 – Income Taxes
As of March 31, 2015, and December 31, 2014, we had no liability for unrecognized tax benefits.

The differences between the 35 percent statutory federal income tax rate and our effective income tax rate were as follows:

(Dollars in millions)	Three months ended March 31,
	2015		2014
Tax at statutory rate:	$61	35.0%	$42	35.0%
Increase (decrease) resulting from:
Tax-exempt income from municipal bonds	(8)	(4.6)	(8)	(6.7)
Dividend received exclusion	(8)	(4.6)	(7)	(5.9)
Other	1	0.6	1	1.1
Provision for income taxes	$46	26.4%	$28	23.5%

The provision for federal income taxes is based upon filing a consolidated income tax return for the company and its subsidiaries. As of March 31, 2015, we had no operating or capital loss carry forwards.

NOTE 10 – Net Income Per Common Share
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are computed based on the weighted average number of common and dilutive potential common shares outstanding using the treasury stock method. The table shows calculations for basic and diluted earnings per share:

(In millions except per share data)	Three months ended March 31,
	2015	2014
Numerator:
Net income—basic and diluted	$128	$91
Denominator:
Basic weighted-average common shares outstanding	164.0	163.4
Effect of stock-based awards:
Stock options	1.0	1.0
Nonvested shares	0.6	0.6
Diluted weighted-average shares	165.6	165.0
Earnings per share:
Basic	$0.78	$0.56
Diluted	0.77	0.55
Number of anti-dilutive share-based awards	0.7	0.7

Cincinnati Financial Corporation First-Quarter 2015 10-Q

The sources of dilution of our common shares are certain equity-based awards. See our 2014 Annual Report on Form 10-K, Item 8, Note 17, Share-Based Associate Compensation Plans, Page 154, for information about equity-based awards. The above table shows the number of anti-dilutive share-based awards for the three months ended March 31, 2015 and 2014. We did not include these share-based awards in the computation of net income per common share (diluted) because their exercise would have anti-dilutive effects.

NOTE 11 – Employee Retirement Benefits
The following summarizes the components of net periodic benefit cost for our qualified and supplemental pension plans:

(Dollars in millions)	Three months ended March 31,
	2015	2014
Service cost	$3	$2
Interest cost	3	4
Expected return on plan assets	(4)	(4)
Amortization of actuarial loss and prior service cost	1	1
Net periodic benefit cost	$3	$3

See our 2014 Annual Report on Form 10-K, Item 8, Note 13, Employee Retirement Benefits, Page 148, for information on our retirement benefits. We made matching contributions totaling $4 million to our 401(k) and Top Hat savings plans during both the first quarters of 2015 and 2014.

We contributed $5 million to our qualified pension plan during the first quarter of 2015. We do not anticipate further contributions to our qualified pension plan during the remainder of 2015.

NOTE 12 – Commitments and Contingent Liabilities
In the ordinary course of conducting business, the company and its subsidiaries are named as defendants in various legal proceedings. Most of these proceedings are claims litigation involving the company's insurance subsidiaries in which the company is either defending or providing indemnity for third-party claims brought against insureds or litigating first-party coverage claims. The company accounts for such activity through the establishment of unpaid loss and loss expense reserves. We believe that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, is immaterial to our consolidated financial condition, results of operations and cash flows.

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

Cincinnati Financial Corporation First-Quarter 2015 10-Q

NOTE 13 – Segment Information
We operate primarily in two industries, property casualty insurance and life insurance. We regularly review our reporting segments to make decisions about allocating resources and assessing performance. Our reporting segments are:

•	Commercial lines insurance

•	Personal lines insurance

•	Excess and surplus lines insurance

•	Life insurance

•	Investments

We report as Other the noninvestment operations of the parent company and its noninsurer subsidiary, CFC Investment Company. See our 2014 Annual Report on Form 10-K, Item 8, Note 18, Segment Information, Page 157, for a description of revenue, income or loss before income taxes and identifiable assets for each of the five segments.

Cincinnati Financial Corporation First-Quarter 2015 10-Q

Segment information is summarized in the following table:

(Dollars in millions)	Three months ended March 31,
	2015	2014
Revenues:
Commercial lines insurance
Commercial casualty	$244	$224
Commercial property	196	171
Commercial auto	136	126
Workers' compensation	93	92
Other commercial	64	79
Commercial lines insurance premiums	733	692
Fee revenues	1	1
Total commercial lines insurance	734	693

Personal lines insurance
Personal auto	123	116
Homeowner	114	109
Other personal	31	29
Personal lines insurance premiums	268	254
Fee revenues	1	—
Total personal lines insurance	269	254

Excess and surplus lines insurance	40	33

Life insurance premiums	53	48
Separate account investment management fees	1	2
Total life insurance	54	50

Investments
Investment income, net of expenses	139	135
Realized investment gains, net	47	22
Total investment revenue	186	157

Other	2	2
Total revenues	$1,285	$1,189

Income (loss) before income taxes:
Insurance underwriting results
Commercial lines insurance	$26	$2
Personal lines insurance	(3)	(7)
Excess and surplus lines insurance	4	4
Life insurance	(3)	—
Investments	165	136
Other	(15)	(16)
Total income before income taxes	$174	$119

Identifiable assets:	March 31, 2015	December 31, 2014
Property casualty insurance	$2,711	$2,656
Life insurance	1,306	1,316
Investments	14,544	14,441
Other	336	340
Total	$18,897	$18,753

Cincinnati Financial Corporation First-Quarter 2015 10-Q

Item 2.    Management’s Discussion and Analysis of Financial Condition and
Results of Operations
The following discussion highlights significant factors influencing the consolidated results of operations and financial position of Cincinnati Financial Corporation. It should be read in conjunction with the consolidated financial statements and related notes included in our 2014 Annual Report on Form 10-K. Unless otherwise noted, the industry data is prepared by A.M. Best Co., a leading insurance industry statistical, analytical and financial strength rating organization. Information from A.M. Best is presented on a statutory basis. When we provide our results on a comparable statutory basis, we label it as such; all other company data is presented in accordance with accounting principles generally accepted in the United States of America (GAAP).

We present per share data on a diluted basis unless otherwise noted, adjusting those amounts for all stock splits and dividends. Dollar amounts are rounded to millions; calculations of percent changes are based on dollar amounts rounded to the nearest million. Certain percentage changes are identified as not meaningful (nm).

SAFE HARBOR STATEMENT
This is our “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995. Our business is subject to certain risks and uncertainties that may cause actual results to differ materially from those suggested by the forward-looking statements in this report. Some of those risks and uncertainties are discussed in our 2014 Annual Report on Form 10-K, Item 1A, Risk Factors, Page 33.

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

Cincinnati Financial Corporation First-Quarter 2015 10-Q

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

Cincinnati Financial Corporation First-Quarter 2015 10-Q

CORPORATE FINANCIAL HIGHLIGHTS

Net Income and Comprehensive Income Data

(Dollars in millions except per share data)	Three months ended March 31,
	2015	2014	% Change
Net income and comprehensive income data:
Earned premiums	$1,094	$1,027	7
Investment income, net of expenses (pretax)	139	135	3
Realized investment gains, net (pretax)	47	22	114
Total revenues	1,285	1,189	8
Net income	128	91	41
Comprehensive income	100	165	(39)
Net income—diluted	0.77	0.55	40
Cash dividends declared	0.46	0.44	5
Diluted weighted average shares outstanding	165.6	165.0	0

Revenues rose for the first quarter of 2015 compared with the first quarter of 2014, primarily due to growth in earned premiums. Premium and investment revenue trends are discussed further in the respective sections of Financial Results.

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

Net income for the first quarter of 2015 compared with the first quarter of 2014 increased $37 million, including an increase in property casualty underwriting income of $18 million after taxes. Lower catastrophe losses, mostly weather related, accounted for $29 million of both increases. First-quarter 2015 after-tax net realized investment gains and losses were $17 million higher than the same quarter a year ago. After-tax investment income in our investment segment results for the first quarter of 2015 rose $3 million compared with the same quarter of 2014. Life insurance segment results on a pretax basis were $3 million lower.

Performance by segment is discussed below in Financial Results. As discussed in our 2014 Annual Report on Form 10-K, Item 7, Factors Influencing Our Future Performance, Page 50, there are several reasons that our performance during 2015 may be below our long-term targets. In that annual report, as part of Financial Results, we also discussed the full-year 2015 outlook for each reporting segment.

The board of directors is committed to rewarding shareholders directly through cash dividends and through share repurchase authorizations. Through 2014, the company had increased the indicated annual cash dividend rate for 54 consecutive years, a record we believe was matched by only eight other publicly traded companies. In January 2015, the board of directors increased the second-quarter dividend to 46 cents per share, setting the stage for our 55th consecutive year of increasing cash dividends. During the first three months of 2015, cash dividends declared by the company increased approximately 5 percent compared with the same period of 2014. Our board regularly evaluates relevant factors in decisions related to dividends and share repurchases. The 2015 dividend increase reflected our strong earnings performance and signaled management’s and the board’s positive outlook and confidence in our outstanding capital, liquidity and financial flexibility.

Cincinnati Financial Corporation First-Quarter 2015 10-Q

Balance Sheet Data and Performance Measures

(In millions except share data)	At March 31,	At December 31,
	2015	2014
Balance sheet data:
Total investments	$14,476	$14,386
Total assets	18,897	18,753
Short-term debt	49	49
Long-term debt	791	791
Shareholders' equity	6,608	6,573
Book value per share	40.22	40.14
Debt-to-total-capital ratio	11.3%	11.3%

Total assets at March 31, 2015, increased 1 percent compared with year-end 2014, primarily due to growth in invested assets largely driven by net purchases of securities. Shareholders’ equity rose 1 percent, and book value per share rose less than 1 percent during the first three months of 2015. Our debt-to-total-capital ratio (capital is the sum of debt plus shareholders’ equity) matched year-end 2014. The value creation ratio, a non-GAAP measure defined below, was lower for the first three months of 2015, compared with the same period in 2014, primarily due to lower net gains from our investment portfolio. The $0.08 increase in book value per share during the first three months of 2015 contributed 0.2 percentage points to the value creation ratio, while dividends declared at $0.46 per share contributed 1.1 points. Value creation ratio trends in total and by major components, along with a reconciliation of the non-GAAP measure to comparable GAAP measures, are shown in the tables below.

	Three months ended March 31,
	2015	2014
Value creation ratio major components:
Net income before net realized gains	1.4%	1.3%
Change in realized and unrealized gains, fixed-maturity securities	0.5	0.9
Change in realized and unrealized gains, equity securities	(0.4)	0.5
Other	(0.2)	(0.1)
Value creation ratio	1.3%	2.6%

(Dollars are per share)	Three months ended March 31,
	2015	2014
Book value change per share:
End of period book value	$40.22	$37.73
Less beginning of period book value	40.14	37.21
Change in book value	$0.08	$0.52

Change in book value:
Net income before realized gains	$0.59	$0.47
Change in realized and unrealized gains, fixed-maturity securities	0.19	0.35
Change in realized and unrealized gains, equity securities	(0.18)	0.19
Dividend declared to shareholders	(0.46)	(0.44)
Other	(0.06)	(0.05)
Change in book value	$0.08	$0.52

Cincinnati Financial Corporation First-Quarter 2015 10-Q

(Dollars are per share)	Three months ended March 31,
	2015	2014
Value creation ratio:
End of period book value	$40.22	$37.73
Less beginning of period book value	40.14	37.21
Change in book value	0.08	0.52
Dividend declared to shareholders	0.46	0.44
Total value creation	$0.54	$0.96

Value creation ratio from change in book value*	0.2%	1.4%
Value creation ratio from dividends declared to shareholders**	1.1	1.2
Value creation ratio	1.3%	2.6%

*Change in book value divided by the beginning of period book value
**Dividend declared to shareholders divided by beginning of period book value

PROGRESS TOWARD LONG-TERM VALUE CREATION
Operating through The Cincinnati Insurance Company, Cincinnati Financial Corporation is one of the 25 largest property casualty insurers in the nation, based on 2014 net written premiums for approximately 2,000 U.S. stock and mutual insurer groups. We market our insurance products through a select group of independent insurance agencies in 39 states as discussed in our 2014 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 5.

We maintain a long-term perspective that guides us in addressing immediate challenges or opportunities while focusing on the major decisions that best position our company for success through all market cycles. We believe that this forward-looking view has consistently benefited our policyholders, agents, shareholders and associates.

To measure our long-term progress in creating shareholder value, we have defined a value creation metric that we believe captures the contribution of our insurance operations, the success of our investment strategy and the importance we place on paying cash dividends to shareholders. This measure, our value creation ratio (VCR), is made up of two primary components: (1) our rate of growth in book value per share plus (2) the ratio of dividends declared per share to beginning book value per share. As discussed in our 2014 Annual Report on Form 10-K, Item 7, Executive Summary, Page 45, for the period 2013 through 2017, an annual VCR averaging 10 percent to 13 percent is our primary performance target. Management believes this non-GAAP measure is a meaningful indicator of our long-term progress in creating shareholder value and is a useful supplement to GAAP information.

Performance Drivers
When looking at our long-term objectives, we see three performance drivers:

•
Premium growth – We believe our agency relationships and initiatives can lead to a property casualty written premium growth rate over any five-year period that exceeds the industry average. For the first three months of 2015, our total property casualty net written premium year-over-year growth was 3 percent, in line with A.M. Best's February 2015 projection of approximately 3 percent full-year growth for the industry. For the five-year period 2010 through 2014, our growth rate was approximately double that of the industry. The industry's growth rate excludes its mortgage and financial guaranty lines of business. Our premium growth initiatives are discussed below in Highlights of Our Strategies and Supporting Initiatives.

•
Combined ratio – We believe our underwriting philosophy and initiatives can generate a GAAP combined ratio over any five-year period that is consistently within the range of 95 percent to 100 percent. For the first three months of 2015, our GAAP combined ratio was 97.5 percent and our statutory combined ratio was 96.1 percent, both including 5.2 percentage points of current accident year catastrophe losses partially offset by 2.2 percentage points of favorable loss reserve development on prior accident years. As of February 2015, A.M. Best forecasted the industry's full-year 2015 statutory combined ratio at approximately 99 percent, including approximately 5 percentage points of catastrophe losses and a favorable impact of approximately 2 percentage

Cincinnati Financial Corporation First-Quarter 2015 10-Q

points from prior accident year reserve releases. The industry's ratio again excludes its mortgage and financial guaranty lines of business.

•
Investment contribution – We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year return of the Standard & Poor’s 500 Index. For the first three months of 2015, pretax investment income was $139 million, up 3 percent compared with the same period in 2014. We believe our investment portfolio mix provides an appropriate balance of income stability and growth with capital appreciation potential.

Highlights of Our Strategy and Supporting Initiatives
Management has worked to identify a strategy that can lead to long-term success, with concurrence by the board of directors. Our strategy is intended to position the company to compete successfully in the markets we have targeted while appropriately managing risk. Further description of our long-term, proven strategy can be found in our 2014 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 5. We believe that the successful implementation of the initiatives below will help us: better serve our independent agent customers and their clients; reduce variability in our financial results; grow earnings and book value over the long term; and helps us navigate challenging economic, market or industry pricing cycles.

•
Improve insurance profitability – Implementation of these initiatives is intended to enhance underwriting expertise and knowledge, thereby increasing our ability to manage our business and to gain efficiencies. Better profit margins can arise from additional information and more focused action on underperforming product lines, as well as pricing capabilities we are expanding through the use of technology and analytics. Refining internal processes and developing additional performance metrics can help us be more efficient and effective. These initiatives also support the ability of the independent agencies that represent us to grow profitably by allowing them to serve clients faster and to more efficiently manage agency expenses.

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

Improve Insurance Profitability
The main initiatives to improve our insurance profitability include:

•
Enhance underwriting expertise and knowledge – We continue efforts to increase our use of information and to develop our skills for improved underwriting performance. Expanded capabilities include streamlining and optimizing data to improve accuracy, timeliness and ease of use, which leads to more granular, segmented pricing. We also continue to use predictive analytics and to develop other business tools, such as building out our data warehouse used in our property casualty and life insurance operations.

Ongoing efforts to expand our pricing precision include enhancement of analytics and predictive modeling tools to better align individual insurance policy pricing to risk attributes. This helps us to further segment policies in order to identify and retain those we believe are more adequately priced, while seeking more aggressive renewal terms and conditions on policies that we believe have relatively weaker pricing. As we seek to remain competitive on the most desirable business and rapidly adapt to changes in market conditions, further integration of analytics and predictive modeling with our policy administration systems is intended to better target profitability and support discussion of pricing impacts with agency personnel.
In our commercial auto line of business, pricing precision is an ongoing focus. We are taking action by improving premium rate classification and using other rating variables in risk selection and pricing, plus further automating collection of key rating variables. Progress during the first quarter of 2015 included implementation of an enhanced process to verify vehicle identification numbers. In addition, our commercial auto policies that renewed during the first quarter of 2015 experienced an estimated average price percentage increase in the mid-single-digit range.
In our personal auto line of business, rate increases that apply pricing precision variables continued to be implemented during the first quarter of 2015 for the majority of states where we market personal lines products. On average, our personal auto policies experienced a percentage rate increase during the first quarter of 2015 estimated near the low end of the mid-single-digit range.

Cincinnati Financial Corporation First-Quarter 2015 10-Q

•
Improve internal processes – Refining our processes reduces internal costs and allows us to focus more resources on serving our agencies. We continue to improve our workflow tools, increasing our efficiency, providing additional operational reporting metrics and making it easier for agencies to do business with us. We also seek other ways to improve the satisfaction of our agencies' clients through deployment of user-friendly services for policyholders.

An important initiative for 2015 is to ramp up operations for our customer care center for small commercial business policies. Using the services of our customer care center reduces our agents' administrative load and frees up time and resources to spend growing their businesses. Progress during the first three months of 2015 included adding to the number of participating agencies. As of early April, a total of 50 agencies participated.
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

In addition, we expect these initiatives to contribute to our rank as the No. 1 or No. 2 carrier, based on premium volume, in agencies that have represented us for at least five years. Based on 2013 premiums, we again earned that rank in nearly 75 percent of the agencies that have represented Cincinnati Insurance for more than five years. We are working to increase the percentage of agencies where we achieve that rank.

Drive Premium Growth
Primary initiatives to drive premium growth include:

•
Expansion of our marketing and service capabilities – We continue to enhance our generalist approach to allow our appointed agencies to better compete in the marketplace by providing services their clients want. Expansion initiatives include ongoing development and coordination of targeted marketing programs, including those focused on franchises, professional and trade associations and risk purchasing groups. Another important initiative for 2015 is to expand marketing and enhance products and services to independent agents serving high net worth personal lines clients. We also plan to continue adding field marketing representatives for increased agency support in targeted areas. Progress during the first three months of 2015 included expanding our excess and surplus lines field underwriting presence by adding another field underwriter to better support agencies.

•
New agency appointments – We continue to appoint new agencies to develop additional points of distribution, focusing on areas where our property casualty insurance market share is less than 1 percent while also considering economic and catastrophe risk factors. For 2015, we plan to appoint approximately 100 independent agencies. During the first three months of 2015, we appointed 23 new agencies that write, in aggregate, approximately $740 million in property casualty premiums annually with various insurance carriers for an average of approximately $32 million per agency. As of March 31, 2015, a total of 1,475 agency relationships market our property casualty insurance products from 1,891 reporting locations. During the first three months of 2015, our life insurance company also appointed 27 independent life insurance agencies that do not represent our property casualty insurance companies.

We seek to build a close, long-term relationship with each agency we appoint. We carefully evaluate the marketing reach of each new appointment to ensure the territory can support both current and new agencies. Our 133 commercial lines field marketing territories are staffed by marketing representatives averaging approximately 20 years of industry experience and 10 years as a Cincinnati Insurance field marketing representative. Teams of field associates for each territory work together, providing local expertise with support from headquarters associates. This agent-centered business model helps us better understand the accounts we underwrite and creates marketing advantages for our agents. Unique Cincinnati-style service supports our agents as they grow their businesses and attract more clients in their communities. As a result, we generally have earned a 10 percent share of a property casualty agency's business within 10 years of its appointment.

We measure the overall success of our strategy to drive premium growth primarily through changes in net written premiums, as discussed in the Performance Drivers section above. In addition to tracking our progress toward our year-end 2015 consolidated annual direct written premiums target of $5 billion, we believe we can grow faster than the industry average over any five-year period.

Cincinnati Financial Corporation First-Quarter 2015 10-Q

Financial Strength
An important part of our long-term strategy is financial strength, which is described in our 2014 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Financial Strength, Page 7. One aspect of our financial strength is prudent use of reinsurance to help manage financial performance variability due to catastrophe loss experience. A description of how we use reinsurance is included in our 2014 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, 2015 Reinsurance Programs, Page 106. Another aspect of our financial strength is our investment portfolio, which remains well-diversified as discussed in this quarterly report Item 3, Quantitative and Qualitative Disclosures About Market Risk. We continue to maintain strong parent-company liquidity and financial strength that increase our flexibility to maintain our cash dividend through all periods and to continue to invest in and expand our insurance operations.

At March 31, 2015, we held $1.855 billion of our cash and invested assets at the parent-company level, of which $1.657 billion, or 89.3 percent, was invested in common stocks, and $67 million, or 3.6 percent, was cash or cash equivalents. Our debt-to-total-capital ratio at 11.3 percent remains well below our target limit. Another important indicator of financial strength is our ratio of property casualty net written premiums to statutory surplus, which was 0.9-to-1 for the 12 months ended March 31, 2015, unchanged from year-end 2014.

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

As of April 27, 2015, our insurer financial strength ratings were:

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

All of our insurance subsidiaries continue to be highly rated. No ratings agency actions to our insurer financial strength ratings occurred during the first quarter of 2015.

Cincinnati Financial Corporation First-Quarter 2015 10-Q

FINANCIAL RESULTS
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

(Dollars in millions)	Three months ended March 31,
	2015	2014	% Change
Earned premiums	$1,041	$979	6
Fee revenues	2	1	100
Total revenues	1,043	980	6
Loss and loss expenses from:
Current accident year before catastrophe losses	657	609	8
Current accident year catastrophe losses	54	96	(44)
Prior accident years before catastrophe losses	(11)	(20)	45
Prior accident years catastrophe losses	(11)	(9)	(22)
Loss and loss expenses	689	676	2
Underwriting expenses	327	305	7
Underwriting profit (loss)	$27	$(1)	nm

Ratios as a percent of earned premiums:			Pt. Change
Current accident year before catastrophe losses	63.1%	62.3%	0.8
Current accident year catastrophe losses	5.2	9.9	(4.7)
Prior accident years before catastrophe losses	(1.1)	(2.1)	1.0
Prior accident years catastrophe losses	(1.1)	(1.0)	(0.1)
Loss and loss expenses	66.1	69.1	(3.0)
Underwriting expenses	31.4	31.2	0.2
Combined ratio	97.5%	100.3%	(2.8)

Combined ratio	97.5%	100.3%	(2.8)
Contribution from catastrophe losses and prior years reserve development	3.0	6.8	(3.8)
Combined ratio before catastrophe losses and prior years reserve development	94.5%	93.5%	1.0

Our consolidated property casualty insurance operations generated an underwriting profit of $27 million for the first quarter of 2015. The improvement of $28 million, compared with first-quarter 2014, was driven by a decrease of $44 million in losses from weather-related natural catastrophes and $28 million of weather-related losses not identified as part of designated catastrophe events for the property casualty industry, typically referred to as noncatastrophe weather losses. The favorable effects of less weather-related losses in aggregate were partially offset by an underwriting profit reduction for our auto lines of business. That reduction was approximately $23 million before

Cincinnati Financial Corporation First-Quarter 2015 10-Q

catastrophe effects, largely due to strengthening of auto reserves. We believe future property casualty underwriting results will continue to benefit from price increases and our ongoing initiatives to improve pricing precision and loss experience related to claims and loss control practices.
For our commercial auto line of business, we continued to experience a rising trend in paid losses and loss expenses, so we increased our actuarial best estimate of commercial auto ultimate loss and loss expense ratios at the end of the first quarter of 2015, relative to year-end 2014. We have experienced a similar rising trend for our personal auto line of business and also increased its actuarial best estimate of ultimate loss and loss expense ratios. Auto lines net loss and loss expense reserves at March 31, 2015, were $31 million higher than at year-end 2014, reflecting strengthening of those reserves.
For all property casualty lines of business in aggregate, net loss and loss expense reserves at March 31, 2015, were $143 million higher than at year-end 2014. For lines other than auto, the increase generally reflected either rising insured exposures, reflected in part by rising earned premiums, or maintaining our year-end 2014 actuarial best estimate of ultimate loss and loss expense ratios by increasing reserves where paid loss and loss expenses decreased. For example, first-quarter 2015 paid amounts for our commercial casualty line of business decreased by $13 million from first-quarter 2014. That line's actuarial best estimate for ultimate loss and loss expense ratios, for all accident years in aggregate, stayed at levels consistent with our estimates at the end of 2014 as we increased reserves to help offset the effect of the lower paid amounts.

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

Our consolidated property casualty combined ratio for the first quarter of 2015 improved 2.8 percentage points compared with the first quarter of 2014. The ratio for catastrophe losses and loss expenses was 4.8 percentage points lower for first-quarter 2015, driving the improvement. Noncatastrophe weather-related losses were 3.1 points lower for the three-month 2015 period, further contributing to the improved first-quarter 2015 combined ratio. The favorable ratio effects from less weather-related losses in aggregate were partially offset by an increase of 2.8 percentage points from lower underwriting profit before catastrophe effects in our auto lines of business.

The combined ratio can be affected significantly by natural catastrophe losses and other large losses as discussed in detail below. The combined ratio can also be affected by updated estimates of loss and loss expense reserves established for claims that occurred in prior periods, referred to as prior accident years. Net favorable development on prior accident year reserves, including reserves for catastrophe losses, lowered the combined ratio by 2.2 percentage points in the first three months of 2015, compared with 3.1 percentage points in the same period of 2014. Net favorable development is discussed in further detail in Financial Results by property casualty insurance segment.

The ratio for current accident year loss and loss expenses before catastrophe losses rose in the first three months of 2015. The 63.1 percent ratio for the first three months of 2015 increased 0.8 percentage points compared with the 62.3 percent accident year 2014 ratio measured as of March 31, 2014. The effects of lower current accident year underwriting profit before catastrophes for our auto lines of business, plus large losses of $1 million or more per claim, discussed below, offset the favorable effects of lower noncatastrophe weather-related losses and overall higher pricing, net of normal loss cost inflation. The lower underwriting profit before catastrophes for our auto lines accounted for 0.9 percentage points of the 0.8 point total increase.

The underwriting expense ratio increased slightly for the first three months of 2015, compared with the same period of 2014. Strategic investments to enhance underwriting expertise, such as personal lines staff additions to support high net worth market expansion, plus an increase in premium taxes and related fees, offset the favorable effects of higher earned premiums and ongoing expense management efforts.

Cincinnati Financial Corporation First-Quarter 2015 10-Q

Consolidated Property Casualty Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2015	2014	% Change
Agency renewal written premiums	$983	$956	3
Agency new business written premiums	116	123	(6)
Other written premiums	(33)	(42)	21
Net written premiums	1,066	1,037	3
Unearned premium change	(25)	(58)	57
Earned premiums	$1,041	$979	6

The trends in net written premiums and earned premiums summarized in the table above largely reflect the effects of price increases.

Consolidated property casualty net written premiums for the three months ended March 31, 2015, grew $29 million compared with the same period of 2014. Each of our property casualty segments continued to grow during the first three months of 2015. Our premium growth initiatives from prior years have provided an ongoing favorable effect on growth during the current year, particularly as newer agency relationships mature over time. We discuss current initiatives in the Highlights of Our Strategy and Supporting Initiatives section of this quarterly report. The main drivers of trends for 2015 are discussed in more detail by segment below in Financial Results.

Consolidated property casualty agency new business written premiums for the three months ended March 31, 2015, decreased $7 million compared with the same period of 2014. New business written premiums were lower than the year-ago periods for our commercial lines segment and higher for both our personal lines insurance and our excess and surplus lines insurance segments. New agency appointments during 2014 and 2015 produced a $6 million increase in standard lines new business for the first three months of 2015 compared with the same period in 2014. As we appoint new agencies that choose to move accounts to us, we report these accounts as new business. While this business is new to us, in many cases it is not new to the agent. We believe these seasoned accounts tend to be priced more accurately than business that may be less familiar to our agent upon obtaining it from a competing agent.

Other written premiums include premiums ceded to our reinsurers as part of our reinsurance program. A decrease in first-quarter 2015 ceded premiums, compared with the same period of 2014, contributed $6 million to net written premium growth for the three months ended March 31, 2015.

Cincinnati Financial Corporation First-Quarter 2015 10-Q

Catastrophe losses and loss expenses typically have a material effect on property casualty results and can vary significantly from period to period. Losses from natural catastrophes contributed 4.1 percentage points to the combined ratio in the first three months of 2015, compared with 8.9 percentage points in the same period of 2014. Some of those losses were applicable to loss deductible provisions of our collateralized reinsurance funded through catastrophe bonds. For our collateralized reinsurance arrangement effective January 18, 2014, aggregate losses applicable through March 31, 2015, were $17 million for the specific geographic locations included in the severe convective storm portion of that coverage. If aggregate losses after deductibles exceed $160 million during an annual coverage period, we can recover the excess through funds that collateralize the catastrophe bonds. The following table shows catastrophe losses and loss expenses incurred, net of reinsurance, as well as the effect of loss development on prior period catastrophe events. We individually list declared catastrophe events for which our incurred losses reached or exceeded $10 million.

Catastrophe Losses and Loss Expenses Incurred

(Dollars in millions, net of reinsurance)			Three months ended March 31,
			Comm.	Pers.	E&S
Dates	Event	Region	lines	lines	lines	Total
2015
Feb. 16-27	Freezing, ice, snow, wind	Midwest, Northeast, South	$32	$10	$—	$42
All other 2015 catastrophes			7	5	—	12
Development on 2014 and prior catastrophes			(9)	(2)	—	(11)
Calendar year incurred total			$30	$13	$—	$43
2014
Jan. 5-8	Freezing, ice, snow, wind	Midwest, Northeast, South	$51	$24	$1	$76
All other 2014 catastrophes			11	9	—	20
Development on 2013 and prior catastrophes			(3)	(6)	—	(9)
Calendar year incurred total			$59	$27	$1	$87

The following table includes data for losses incurred of $1 million or more per claim, net of reinsurance.

Consolidated Property Casualty Insurance Losses by Size

(Dollars in millions, net of reinsurance)	Three months ended March 31,
	2015	2014	% Change
Current accident year losses greater than $5,000,000	$12	$—	nm
Current accident year losses $1,000,000-$5,000,000	37	23	61
Large loss prior accident year reserve development	15	10	50
Total large losses incurred	64	33	94
Losses incurred but not reported	43	21	105
Other losses excluding catastrophe losses	418	427	(2)
Catastrophe losses	42	86	(51)
Total losses incurred	$567	$567	0

Ratios as a percent of earned premiums:			Pt. Change
Current accident year losses greater than $5,000,000	1.0%	—%	1.0
Current accident year losses $1,000,000-$5,000,000	3.6	2.3	1.3
Large loss prior accident year reserve development	1.4	1.1	0.3
Total large loss ratio	6.0	3.4	2.6
Losses incurred but not reported	4.2	2.2	2.0
Other losses excluding catastrophe losses	40.1	43.6	(3.5)
Catastrophe losses	4.1	8.7	(4.6)
Total loss ratio	54.4%	57.9%	(3.5)

Cincinnati Financial Corporation First-Quarter 2015 10-Q

We believe the inherent variability of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the variability in addition to general inflationary trends in loss costs. Our analysis continues to indicate no unexpected concentration of large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The first-quarter 2015 property casualty total large losses incurred of $64 million, net of reinsurance, were higher than the $52 million quarterly average during 2014 and also were higher than the $33 million for the first quarter of 2014. The ratio for these large losses and case reserve increases was 2.6 percentage points higher compared with last year’s first quarter. We believe results for the three-month period largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million. Losses by size are discussed in further detail in results of operations by property casualty insurance segment.

COMMERCIAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended March 31,
	2015	2014	% Change
Earned premiums	$733	$692	6
Fee revenues	1	1	0
Total revenues	734	693	6
Loss and loss expenses from:
Current accident year before catastrophe losses	449	410	10
Current accident year catastrophe losses	39	62	(37)
Prior accident years before catastrophe losses	(5)	—	nm
Prior accident years catastrophe losses	(9)	(3)	(200)
Loss and loss expenses	474	469	1
Underwriting expenses	234	222	5
Underwriting profit	$26	$2	nm

Ratios as a percent of earned premiums:			Pt. Change
Current accident year before catastrophe losses	61.3%	59.4%	1.9
Current accident year catastrophe losses	5.3	8.9	(3.6)
Prior accident years before catastrophe losses	(0.6)	0.0	(0.6)
Prior accident years catastrophe losses	(1.3)	(0.4)	(0.9)
Loss and loss expenses	64.7	67.9	(3.2)
Underwriting expenses	31.9	32.0	(0.1)
Combined ratio	96.6%	99.9%	(3.3)

Combined ratio	96.6%	99.9%	(3.3)
Contribution from catastrophe losses and prior years reserve development	3.4	8.5	(5.1)
Combined ratio before catastrophe losses and prior years reserve development	93.2%	91.4%	1.8

Overview
Performance highlights for the commercial lines segment include:

•
Premiums – Earned premiums for the commercial lines segment rose during the first three months of 2015, primarily due to renewal premium growth that continued to reflect price increases. Lower new business written premiums partially offset that growth. The premiums table below analyzes the primary components of earned premiums. We continue to use predictive analytics tools to improve pricing precision and segmentation while also leveraging our local relationships with agents through the efforts of our teams that work closely with them. We seek to maintain appropriate pricing discipline for both new and renewal business as our agents and underwriters assess account quality to make careful decisions on a case-by-case basis whether to write or renew a policy.

Agency renewal written premiums rose 2 percent for the three months ended March 31, 2015, reflecting price increases and improving economic conditions. We measure average changes in commercial lines renewal

Cincinnati Financial Corporation First-Quarter 2015 10-Q

pricing as the rate of change, on a percentage basis, in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for the respective policies. During the first quarter of 2015, our overall standard commercial lines policies continued to average estimated renewal price increases at percentages in the low-single-digit range, near the middle of that range. In 2015, we have been further segmenting commercial lines policies, emphasizing identification and retention of policies we believe have relatively stronger pricing. Conversely, we have been seeking stricter renewal terms and conditions on policies we believe have relatively weaker pricing, in turn retaining fewer of those policies. As a result, the average change in commercial lines renewal pricing was somewhat lower than in early 2014.
Our average overall commercial lines renewal pricing change includes the flat pricing effect of certain coverages within package policies written for a three-year term that were in force but did not expire during the period being measured. Therefore, the average commercial lines renewal pricing change we report reflects this blend of three-year policies that did not expire and other policies that did expire during the measurement period. For only those commercial lines policies that did expire and were then renewed during the first quarter of 2015, we estimate that the average price increase for our smaller commercial property policies was again in the high-single-digit range. The first-quarter 2015 average price change for other major commercial lines included: commercial auto again averaged percentage increases in the mid-single-digit range; and commercial casualty and workers’ compensation both again averaged increases in the low-single-digit range.
Renewal premiums for our commercial casualty and workers’ compensation lines include the results of policy audits that adjust initial premium amounts based on differences between estimated and actual sales or payroll related to a specific policy. Net written premiums from audits during the first three months of 2015 netted $17 million. Audits contributed $4 million of the $12 million net increase in net written premiums for the first three months of 2015, compared with the same period a year ago. The $41 million increase in earned premiums during the first three months of 2015, compared with 2014, included an increase from audit premiums of $6 million.
New business written premiums for commercial lines decreased $11 million during the first three months of 2015, compared with the same period last year. The decrease reflected underwriting and pricing discipline in a competitive market environment.
Other written premiums include premiums ceded to our reinsurers as part of our reinsurance program. A decrease in ceded premiums contributed $5 million to net written premium growth for the first three months of 2015, compared with the same period of 2014.

Commercial Lines Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2015	2014	% Change
Agency renewal written premiums	$730	$713	2
Agency new business written premiums	79	90	(12)
Other written premiums	(26)	(32)	19
Net written premiums	783	771	2
Unearned premium change	(50)	(79)	37
Earned premiums	$733	$692	6

•
Combined ratio – The commercial lines combined ratio for the first quarter of 2015 improved 3.3 percentage points compared with the first quarter of 2014. The ratio for catastrophe losses and loss expenses was 4.5 percentage points lower in 2015, driving the improvement. The three-month 2015 combined ratio also reflected a decrease of 2.3 percentage points for noncatastrophe weather-related losses and more favorable overall reserve development on prior accident years. Lower underwriting profit before catastrophes for our commercial auto line of business, largely due to strengthening reserves, increased the first-quarter 2015 ratio by 2.7 percentage points.

Catastrophe losses and loss expenses accounted for 4.0 percentage points of the combined ratio for the three months ended March 31, 2015, compared with 8.5 percentage points for the same period a year ago. The 10-year annual average catastrophe loss impact through 2014 for the commercial lines segment is 4.5 percentage points, and the five-year annual average is 5.9 percentage points. The first-quarter 2015 ratio for

Cincinnati Financial Corporation First-Quarter 2015 10-Q

noncatastrophe weather-related losses, at 2.8 percent, compared favorably to 5.1 percent for the same period a year ago.
The net effect of reserve development on prior accident years during the first three months of 2015 was favorable for commercial lines overall by $14 million compared with $3 million for the same period in 2014. For the three months ended March 31, 2015, our workers’ compensation line of business was the largest contributor to the total commercial lines net favorable reserve development on prior accident years, followed by commercial property. Those contributions were partially offset by unfavorable development for our commercial auto line of business. The remaining commercial lines of business experienced immaterial amounts of development. The net favorable reserve development recognized during the first three months of 2015 for commercial lines was driven approximately half each by accident years 2013 and 2012, and was primarily due to lower-than-anticipated loss emergence on known claims. Accident year 2014 developed unfavorably, primarily due to reserve increases for our commercial auto line of business. Reserve estimates are inherently uncertain as described in our 2014 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 51.
The commercial lines underwriting expense ratio decreased slightly for the first three months of 2015, compared with the same period of 2014, primarily due to higher earned premiums and ongoing expense management efforts.
Underwriting results and related measures for the combined ratio are summarized in the first table of Commercial Lines Insurance Results. The tables and discussion below provide additional details for certain primary drivers of underwriting results.

Commercial Lines Insurance Losses by Size

(Dollars in millions, net of reinsurance)	Three months ended March 31,
	2015	2014	% Change
Current accident year losses greater than $5,000,000	$12	$—	nm
Current accident year losses $1,000,000-$5,000,000	24	18	33
Large loss prior accident year reserve development	15	10	50
Total large losses incurred	51	28	82
Losses incurred but not reported	31	22	nm
Other losses excluding catastrophe losses	272	282	(4)
Catastrophe losses	29	58	(50)
Total losses incurred	$383	$390	(2)

Ratios as a percent of earned premiums:			Pt. Change
Current accident year losses greater than $5,000,000	1.6%	—%	1.6
Current accident year losses $1,000,000-$5,000,000	3.3	2.6	0.7
Large loss prior accident year reserve development	2.0	1.4	0.6
Total large loss ratio	6.9	4.0	2.9
Losses incurred but not reported	4.3	3.2	1.1
Other losses excluding catastrophe losses	37.1	40.6	(3.5)
Catastrophe losses	4.0	8.3	(4.3)
Total loss ratio	52.3%	56.1%	(3.8)

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The first-quarter 2015 commercial lines total large losses incurred of $51 million, net of reinsurance, were higher than both the $47 million quarterly average during 2014 and the $28 million total large losses incurred for the first quarter of 2014. The ratio for these large losses and case reserve increases was 2.9 percentage points higher compared with last year’s first-quarter ratio. We believe results for the three-month period largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation First-Quarter 2015 10-Q

Commercial Lines of Business Analysis
Approximately 95 percent of our commercial lines premiums relate to accounts with coverages from more than one of our business lines. As a result, we believe that our commercial lines business is best measured and evaluated on a segment basis. However, we provide line-of-business data to summarize premium and loss trends separately for each line. The ratios shown in the table below are components of loss and loss expenses as a percentage of earned premiums.

(Dollars in millions)	Three months ended March 31,
	2015	2014	% Change
Commercial casualty:
Written premiums	$266	$258	3
Earned premiums	244	224	9
Current accident year before catastrophe losses	59.2%	56.3%
Current accident year catastrophe losses	—	—
Prior accident years before catastrophe losses	1.1	3.6
Prior accident years catastrophe losses	—	—
Total loss and loss expenses ratio	60.3%	59.9%
Commercial property:
Written premiums	$206	$193	7
Earned premiums	196	171	15
Current accident year before catastrophe losses	53.6%	53.4%
Current accident year catastrophe losses	16.7	27.7
Prior accident years before catastrophe losses	(1.9)	(0.6)
Prior accident years catastrophe losses	(3.8)	(0.9)
Total loss and loss expenses ratio	64.6%	79.6%
Commercial auto:
Written premiums	$149	$145	3
Earned premiums	136	126	8
Current accident year before catastrophe losses	72.3%	68.0%
Current accident year catastrophe losses	—	—
Prior accident years before catastrophe losses	8.6	(0.2)
Prior accident years catastrophe losses	(0.1)	(0.2)
Total loss and loss expenses ratio	80.8%	67.6%
Workers' compensation:
Written premiums	$104	$106	(2)
Earned premiums	93	92	1
Current accident year before catastrophe losses	71.5%	76.8%
Current accident year catastrophe losses	—	—
Prior accident years before catastrophe losses	(16.1)	(10.3)
Prior accident years catastrophe losses	—	—
Total loss and loss expenses ratio	55.4%	66.5%
Other commercial lines:
Written premiums	$58	$69	(16)
Earned premiums	64	79	(19)
Current accident year before catastrophe losses	54.4%	46.7%
Current accident year catastrophe losses	9.7	17.9
Prior accident years before catastrophe losses	(0.2)	3.5
Prior accident years catastrophe losses	(2.6)	(1.3)
Total loss and loss expenses ratio	61.3%	66.8%

As discussed above, the loss and loss expenses ratio component of the combined ratio is an important measure of underwriting profit and performance. Catastrophe losses are volatile and can distort short-term profitability trends, particularly for certain lines of business. Development of loss and loss expense reserves on prior accident years

Cincinnati Financial Corporation First-Quarter 2015 10-Q

can also distort trends in measures of profitability for recently written business. To illustrate these effects, we separate their impact on the ratios shown in the table above. For the three months ended March 31, 2015, the commercial line of business with the most significant profitability challenge was commercial auto. We discuss current initiatives for commercial auto in the Highlights of Our Strategy and Supporting Initiatives section of this quarterly report and in our 2014 Annual Report on Form 10-K, Item 7, Commercial Lines of Business Analysis, Page 72. For the first three months of 2015, our commercial auto policies experienced average renewal price percentage increases in the mid-single-digit range, which we believe will help improve profitability in future quarters.

PERSONAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended March 31,
	2015	2014	% Change
Earned premiums	$268	$254	6
Fee revenues	1	—	nm
Total revenues	269	254	6
Loss and loss expenses from:
Current accident year before catastrophe losses	179	172	4
Current accident year catastrophe losses	15	33	(55)
Prior accident years before catastrophe losses	(1)	(11)	91
Prior accident years catastrophe losses	(2)	(6)	67
Loss and loss expenses	191	188	2
Underwriting expenses	81	73	11
Underwriting loss	$(3)	$(7)	57

Ratios as a percent of earned premiums:			Pt. Change
Current accident year before catastrophe losses	66.8%	67.8%	(1.0)
Current accident year catastrophe losses	5.6	13.3	(7.7)
Prior accident years before catastrophe losses	(0.7)	(4.5)	3.8
Prior accident years catastrophe losses	(0.7)	(2.5)	1.8
Loss and loss expenses	71.0	74.1	(3.1)
Underwriting expenses	30.4	28.9	1.5
Combined ratio	101.4%	103.0%	(1.6)

Combined ratio	101.4%	103.0%	(1.6)
Contribution from catastrophe losses and prior years reserve development	4.2	6.3	(2.1)
Combined ratio before catastrophe losses and prior years reserve development	97.2%	96.7%	0.5

Overview
Performance highlights for the personal lines segment include:

•
Premiums – Personal lines earned premiums and net written premiums for the first three months of 2015 continued to grow, primarily due to increasing renewal and new business written premiums. The premiums table below analyzes the primary components of earned premiums. The increase reflected price increases and a steady, high level of policy retention.

Agency renewal written premiums increased 2 percent for the first three months of 2015, in part reflecting rate increases. We estimate that first-quarter 2015 premium rates for our personal auto line of business increased at average percentages near the low end of the mid-single-digit range, and approved rate increases for several states effective April 1 or July 1 are at percentages in the mid-single-digit to low-double-digit range. For our homeowner line of business, we estimate that first-quarter 2015 rate increases again averaged in the mid-single-digit range. Some individual policies experienced lower or higher rate changes based on enhanced pricing precision enabled by predictive models.
Personal lines new business written premiums rose 14 percent during the first three months of 2015, compared with the same period of 2014. We experienced growth in nearly 80 percent of the 31 states where we market personal lines policies.

Cincinnati Financial Corporation First-Quarter 2015 10-Q

Other written premiums include premiums ceded to our reinsurers as part of our reinsurance program. A decrease in ceded premiums contributed $1 million to net written premium growth for the first three months of 2015, compared with the same period of 2014.
We continue to implement strategies discussed in our 2014 Annual Report on Form 10-K, Item 1, Strategic Initiatives, Page 13, to enhance our responsiveness to marketplace changes and to help achieve our long-term objectives for personal lines growth and profitability. These strategies include initiatives to more profitably underwrite property and auto coverages.

Personal Lines Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2015	2014	% Change
Agency renewal written premiums	$223	$218	2
Agency new business written premiums	24	21	14
Other written premiums	(6)	(8)	25
Net written premiums	241	231	4
Unearned premium change	27	23	17
Earned premiums	$268	$254	6

•
Combined ratio – The personal lines combined ratio improved by 1.6 percentage points for the three months ended March 31, 2015, compared with the same period of 2014. The ratio for catastrophe losses and loss expenses was 5.9 points lower. The first-quarter 2015 combined ratio also reflected 5.0 percentage points of improvement for noncatastrophe weather-related losses and a lower amount of benefit from favorable reserve development on prior accident years. Lower underwriting profit before catastrophes for our personal auto line of business, largely due to strengthening reserves, increased the first-quarter 2015 ratio by 4.1 percentage points, while the underwriting expense ratio rose by 1.5 points.

Catastrophe losses and loss expenses accounted for 4.9 percentage points of the combined ratio for the three months ended March 31, 2015, compared with 10.8 percentage points for the same period last year. The 10-year annual average catastrophe loss ratio through 2014 for the personal lines segment was 11.0 percentage points, and the five-year annual average was 12.1 percentage points. The first-quarter 2015 ratio for noncatastrophe weather-related losses, at 4.8 percent, compared favorably to 9.8 percent for the first quarter of 2014.
In addition to the rate increases discussed above, we continue to refine our pricing to better match premiums to the risk of loss on individual policies. The results of improved pricing per risk and broad-based rate increases are expected to help position the combined ratio at a profitable level over the long term. In addition, greater geographic diversification is expected to reduce the volatility of homeowner loss ratios attributable to weather-related catastrophe losses over time.
Personal lines net reserve development on prior accident years was favorable during the first three months of 2015 though $14 million less than the same period of 2014. Approximately half of that reduction was from our personal auto line of business and approximately half was from our homeowner line of business. In the first quarter of 2015, our homeowner line of business developed favorably while personal auto developed unfavorably. Nearly all of the personal lines net favorable reserve development recognized during the first three months of 2015 was for accident year 2014. Reserve estimates are inherently uncertain as described in our 2014 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 51.
The underwriting expense ratio increased 1.5 percentage points for the first three months of 2015, compared with the same period of 2014. Strategic investments to enhance underwriting expertise, including personal lines staff additions to support high net worth market expansion, partially offset the favorable effects of higher earned premiums and ongoing expense management efforts. Other significant factors in the ratio increase were higher premium taxes and related fees plus higher property inspection fees. Severe winter weather during first-quarter 2014 limited the number of property inspections that could be performed, while the level of activity in first-quarter 2015 was more in line with a typical quarter.

Cincinnati Financial Corporation First-Quarter 2015 10-Q

Personal Lines Insurance Losses by Size

(Dollars in millions, net of reinsurance)	Three months ended March 31,
	2015	2014	% Change
Current accident year losses greater than $5,000,000	$—	$—	nm
Current accident year losses $1,000,000-$5,000,000	12	4	200
Large loss prior accident year reserve development	—	—	nm
Total large losses incurred	12	4	200
Losses incurred but not reported	7	(5)	nm
Other losses excluding catastrophe losses	134	138	(3)
Catastrophe losses	13	27	(52)
Total losses incurred	$166	$164	1

Ratios as a percent of earned premiums:			Pt. Change
Current accident year losses greater than $5,000,000	—%	—%	0.0
Current accident year losses $1,000,000-$5,000,000	4.5	1.4	3.1
Large loss prior accident year reserve development	—	0.3	(0.3)
Total large loss ratio	4.5	1.7	2.8
Losses incurred but not reported	2.7	(2.0)	4.7
Other losses excluding catastrophe losses	49.9	54.5	(4.6)
Catastrophe losses	4.9	10.6	(5.7)
Total loss ratio	62.0%	64.8%	(2.8)

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the first quarter of 2015, the personal lines total ratio for these losses and case reserve increases, net of reinsurance, was 2.8 percentage points higher compared with last year’s first quarter. We believe results for the three-month period largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation First-Quarter 2015 10-Q

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

(Dollars in millions)	Three months ended March 31,
	2015	2014	% Change
Personal auto:
Written premiums	$114	$107	7
Earned premiums	123	116	6
Current accident year before catastrophe losses	81.6%	79.5%
Current accident year catastrophe losses	0.2	0.5
Prior accident years before catastrophe losses	3.0	(3.4)
Prior accident years catastrophe losses	(0.2)	(0.4)
Total loss and loss expenses ratio	84.6%	76.2%
Homeowner:
Written premiums	$98	$98	0
Earned premiums	114	109	5
Current accident year before catastrophe losses	55.5%	61.3%
Current accident year catastrophe losses	12.3	28.3
Prior accident years before catastrophe losses	(5.1)	(6.5)
Prior accident years catastrophe losses	(1.2)	(5.4)
Total loss and loss expenses ratio	61.5%	77.7%
Other personal:
Written premiums	$29	$26	12
Earned premiums	31	29	7
Current accident year before catastrophe losses	49.6%	46.5%
Current accident year catastrophe losses	2.8	7.8
Prior accident years before catastrophe losses	1.1	(1.9)
Prior accident years catastrophe losses	(0.8)	0.2
Total loss and loss expenses ratio	52.7%	52.6%

As discussed above, the loss and loss expenses ratio component of the combined ratio is an important measure of underwriting profit and performance. Catastrophe losses are volatile and can distort short-term profitability trends, particularly for certain lines of business. Development of loss and loss expense reserves on prior accident years can also distort trends in measures of profitability for recently written business. To illustrate these effects, we separate their impact on the ratios shown in the table above. For the three months ended March 31, 2015, the personal line of business with the most significant profitability challenge was personal auto. Premium rate increases that allow for more pricing precision on our personal auto policies continue to be implemented, at average percentages near the low end of the mid-single-digit range during the first quarter of 2015. We continue to work toward more precise pricing per risk in addition to broad-based rate increases to help improve profitability over the long term. Also, in early 2015, a multi-department taskforce began studying additional ways to improve our personal auto profitability, similar to the approach we used in the past to improve workers’ compensation results.

Cincinnati Financial Corporation First-Quarter 2015 10-Q

EXCESS AND SURPLUS LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended March 31,
	2015	2014	% Change
Earned premiums	$40	$33	21
Loss and loss expenses from:
Current accident year before catastrophe losses	29	27	7
Current accident year catastrophe losses	—	1	(100)
Prior accident years before catastrophe losses	(5)	(9)	44
Prior accident years catastrophe losses	—	—	nm
Loss and loss expenses	24	19	26
Underwriting expenses	12	10	20
Underwriting profit	$4	$4	0

Ratios as a percent of earned premiums:			Pt. Change
Current accident year before catastrophe losses	72.1%	80.6%	(8.5)
Current accident year catastrophe losses	1.2	3.0	(1.8)
Prior accident years before catastrophe losses	(13.6)	(27.1)	13.5
Prior accident years catastrophe losses	(0.3)	0.1	(0.4)
Loss and loss expenses	59.4	56.6	2.8
Underwriting expenses	28.9	30.3	(1.4)
Combined ratio	88.3%	86.9%	1.4

Combined ratio	88.3%	86.9%	1.4
Contribution from catastrophe losses and prior years reserve development	(12.7)	(24.0)	11.3
Combined ratio before catastrophe losses and prior years reserve development	101.0%	110.9%	(9.9)

 Overview
Performance highlights for the excess and surplus lines segment include:

•	Premiums – Excess and surplus lines earned premiums and net written premiums continued to grow during the first quarter of 2015. Growth in renewal written premiums contributed most of the increase.
Renewal written premiums rose 20 percent for the three months ended March 31, 2015, compared with the same period of 2014, reflecting the opportunity to renew many accounts for the first time, as well as higher renewal pricing. Renewals of excess and surplus lines policies experienced estimated average price increases in percentages near the low end of the mid-single-digit range in the first quarter of 2015. That point in the range is somewhat lower than our experience for the fourth quarter of 2014 and the average for full-year 2014. March 2015 was the 55th consecutive month of positive average price changes for this segment of our property casualty business. We measure average changes in excess and surplus lines renewal pricing as the rate of change, on a percentage basis, in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies.
New business written premiums produced by agencies again rose for the first quarter of 2015, compared with the same period of 2014. The increase reflects strong agency relationships and high-quality service provided by excess and surplus lines field marketing representatives. Service provided to agencies continues to be enhanced by recent-quarter additions to our excess and surplus lines field staff. Some of what we report as new business came from accounts that were not new to our agents. We believe our agents’ seasoned accounts tend to be priced more accurately than business that may be less familiar to them.

Cincinnati Financial Corporation First-Quarter 2015 10-Q

Excess and Surplus Lines Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2015	2014	% Change
Agency renewal written premiums	$30	$25	20
Agency new business written premiums	13	12	8
Other written premiums	(1)	(2)	50
Net written premiums	42	35	20
Unearned premium change	(2)	(2)	0
Earned premiums	$40	$33	21

•
Combined ratio – The excess and surplus lines combined ratio continued to be at a satisfactory level, although it rose in the first quarter of 2015 by 1.4 percentage points compared with the same period of 2014. The increase was primarily due to a smaller amount of favorable reserve development on prior accident years.

Catastrophe losses and loss expenses accounted for 0.9 percentage points of the combined ratio for the three months ended March 31, 2015, compared with 3.1 percentage points for the same period of 2014. Noncatastrophe weather-related losses contributed 0.3 percentage points to the first-quarter 2015 combined ratio, compared with 4.5 percentage points for the same period a year ago.
Excess and surplus lines net favorable reserve development on prior accident years as a ratio to earned premiums was 13.9 percent for the first three months of 2015, compared with 27.0 percent for the same period of 2014. Accident year 2014 accounted for approximately half of the favorable reserve development recognized in the first three months of 2015, with accident years 2013 and 2012 accounting for most of the other half, in aggregate. The favorable development related primarily to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2014 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 51.
The underwriting expense ratio for the first three months of 2015 decreased compared with the same period of 2014, primarily due to higher earned premiums and ongoing expense management efforts.

Excess and Surplus Lines Insurance Losses by Size

(Dollars in millions, net of reinsurance)	Three months ended March 31,
	2015	2014	% Change
Current accident year losses greater than $5,000,000	$—	$—	nm
Current accident year losses $1,000,000-$5,000,000	1	1	0
Large loss prior accident year reserve development	—	—	nm
Total large losses incurred	1	1	0
Losses incurred but not reported	5	4	25
Other losses excluding catastrophe losses	12	7	71
Catastrophe losses	—	1	(100)
Total losses incurred	$18	$13	38

Ratios as a percent of earned premiums:			Pt. Change
Current accident year losses greater than 5,000,000	—%	—%	0.0
Current accident year losses $1,000,000-$5,000,000	2.5	3.2	(0.7)
Large loss prior accident year reserve development	—	(0.3)	0.3
Total large loss ratio	2.5	2.9	(0.4)
Losses incurred but not reported	11.8	13.1	(1.3)
Other losses excluding catastrophe losses	29.9	21.6	8.3
Catastrophe losses	0.8	3.0	(2.2)
Total loss ratio	45.0%	40.6%	4.4

Cincinnati Financial Corporation First-Quarter 2015 10-Q

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the first quarter of 2015, the excess and surplus lines total ratio for these losses and case reserve increases, net of reinsurance, was 0.4 percentage points lower compared with last year’s first quarter. We believe results for the three months ended March 31, 2015, largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

LIFE INSURANCE RESULTS

(Dollars in millions)	Three months ended March 31,
	2015	2014	% Change
Earned premiums	$53	$48	10
Separate account investment management fees	1	2	(50)
Total revenues	54	50	8
Contract holders' benefits incurred	60	56	7
Investment interest credited to contract holders	(21)	(21)	0
Underwriting expenses incurred	18	15	20
Total benefits and expenses	57	50	14
Life insurance segment loss	$(3)	$—	nm

Overview
Performance highlights for the life insurance segment include:

•
Revenues – Revenues increased for the three months ended March 31, 2015, primarily due to higher earned premiums from term and universal life insurance products. The unlocking of interest rate and other actuarial assumptions for our universal life contracts during the first quarter of 2015 accelerated the amortization of unearned front-end loads, increasing universal life earned premiums.

Net in-force life insurance policy face amounts increased to $50.926 billion at March 31, 2015, from $50.356 billion at year-end 2014.
Fixed annuity deposits received for the three months ended March 31, 2015, were $8 million compared with $9 million for same period of 2014. Fixed annuity deposits have a minimal impact to earned premiums because deposits received are initially recorded as liabilities. Profit is earned over time by way of interest-rate spreads. We do not write variable or equity-indexed annuities.

Life Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2015	2014	% Change
Term life insurance	$34	$32	6
Universal life insurance	10	8	25
Other life insurance, annuity and disability income products	9	8	13
Net earned premiums	$53	$48	10

•
Profitability – Our life insurance segment typically reports a small profit or loss on a GAAP basis because profits from investment income spreads are included in our investment segment results. We include only investment income credited to contract holders (including interest assumed in life insurance policy reserve calculations) in our life insurance segment results. A loss of $3 million for our life insurance segment in the first three months of 2015, compared with a loss of less than $1 million for the same period of 2014, is largely due to the unfavorable impact of unlocking of interest rates and other actuarial assumptions.

Life segment benefits and expenses consist principally of contract holders’ (policyholders’) benefits incurred related to traditional life and interest-sensitive products and operating expenses incurred, net of deferred

Cincinnati Financial Corporation First-Quarter 2015 10-Q

acquisition costs. Total benefits increased in the first three months of 2015. Mortality results exceeded our projections but remained within our pricing expectations.
Underwriting expenses for the first three months of 2015 increased compared with the same period a year ago. Unlocking of interest rate and other actuarial assumptions decreased the amount of expenses deferred to future periods, increasing operating expenses.
Pretax earnings for the first three months of 2015 were reduced by approximately $2 million due to unlocking. For the comparable period of 2014, the effect of unlocking on pretax earnings was minimal.
We recognize that assets under management, capital appreciation and investment income are integral to evaluation of the success of the life insurance segment because of the long duration of life products. On a basis that includes investment income and realized gains or losses from life-insurance-related invested assets, the life insurance company reported a net profit of $8 million in the three months ended March 31, 2015, compared with a net profit of $10 million for the same period of 2014. The life insurance company portfolio had after-tax realized investment gains of less than $1 million for both the three months ended March 31, 2015, and March 31, 2014.

INVESTMENTS RESULTS

Overview
The investments segment contributes investment income and realized gains and losses to results of operations. Investments traditionally are our primary source of pretax and after-tax profits.

Investment Income
Pretax investment income increased 3 percent for the first quarter of 2015, compared with the same period of 2014. Interest income rose due to net purchases of fixed-maturity securities that offset the continuing effects of the low interest rate environment. Higher dividend income reflected rising dividend rates and net purchases of equity securities.

Investments Results

(Dollars in millions)	Three months ended March 31,
	2015	2014	% Change
Total investment income, net of expenses	$139	$135	3
Investment interest credited to contract holders'	(21)	(21)	0
Realized investment gains, net	47	22	114
Investments profit, pretax	$165	$136	21

We continue to position our portfolio considering both the challenges presented by the current low interest rate environment and the risks presented by potential future inflation. As bonds in our generally laddered portfolio mature or are called over the near term, we will be challenged to replace their current yield. The table below shows the average pretax yield-to-amortized cost associated with expected principal redemptions for our fixed-maturity portfolio. The expected principal redemptions are based on par amounts and include dated maturities, calls and prefunded municipal bonds that we expect will be called during each respective time period.

(Dollars in millions)
At March 31, 2015	% Yield	Principal redemptions
Fixed-maturity yield profile:
Expected to mature during the remainder of 2015	4.28%	$744
Expected to mature during 2016	4.41	681
Expected to mature during 2017	4.77	709
Average yield and total expected redemptions from the remainder of 2015 through 2017	4.49	$2,134

Cincinnati Financial Corporation First-Quarter 2015 10-Q

The table below shows the average pretax yield-to-amortized cost for fixed-maturity securities acquired during the periods indicated. The average yield for the first three months of 2015 was lower than the 4.76 percent average yield to amortized cost of the fixed-maturity securities portfolio at the end of 2014.

	Three months ended March 31,
	2015	2014
Average pretax yield-to-amortized cost on new fixed-maturities:
Acquired taxable fixed-maturities	4.34%	4.51%
Acquired tax-exempt fixed-maturities	3.13	3.19
Average total fixed-maturities acquired	3.84	3.93

While our bond portfolio more than covers our insurance reserve liabilities, we believe our diversified common stock portfolio of mainly blue chip, dividend-paying companies represents one of our best investment opportunities for the long term. In our 2014 Annual Report on Form 10-K, Item 1, Investments Segment, Page 25, and Item 7, Investments Outlook, Page 94, we discussed our portfolio strategies. We discuss risks related to our investment income and our fixed-maturity and equity investment portfolios in this quarterly report Item 3, Quantitative and Qualitative Disclosures About Market Risk.

The table below provides details for investment income. Average yields in this table are based on the average invested asset and cash amounts indicated in the table, using fixed-maturity securities valued at amortized cost and all other securities at fair value.

(Dollars in millions)	Three months ended March 31,
	2015	2014	% Change
Investment income:
Interest	$105	$104	1
Dividends	36	32	13
Other	—	1	(100)
Less investment expenses	2	2	0
Investment income, before income taxes	139	135	3
Less income taxes	33	32	3
Total investment income	$106	$103	3

Investment returns:
Effective tax rate	23.6%	24.0%
Average invested assets plus cash and cash equivalents	$14,435	$13,571
Average yield pretax	3.85%	3.98%
Average yield after-tax	2.94	3.04
Fixed-maturity returns:
Effective tax rate	27.0%	27.1%
Average amortized cost	$8,929	$8,624
Average yield pretax	4.70%	4.82%
Average yield after-tax	3.43	3.52

Net Realized Gains and Losses
We reported net realized investment gains of $47 million for the three months ended March 31, 2015, compared with $22 million for the three months ended March 31, 2014. The total net realized investment gains for the first three months of 2015 included $43 million in net gains from sales of various common and preferred stock holdings, compared with $18 million for the same period of 2014.

Investment gains or losses are recognized upon the sales of investments or as otherwise required under GAAP. The timing of realized gains or losses from sales can have a material effect on results in any quarter. However, such gains or losses usually have little, if any, effect on total shareholders’ equity because most equity and fixed-maturity

Cincinnati Financial Corporation First-Quarter 2015 10-Q

investments are carried at fair value, with the unrealized gain or loss included as a component of accumulated other comprehensive income. Accounting requirements for other-than-temporary impairment (OTTI) charges for the fixed-maturity portfolio are disclosed in our 2014 Annual Report on Form 10-K, Item 8, Note 1, Summary of Significant Accounting Policies, Page 131.

Of the 3,031 securities in the portfolio, no securities were trading below 70 percent of amortized cost at March 31, 2015. Our asset impairment committee regularly monitors the portfolio, including a quarterly review of the entire portfolio for potential OTTI charges. We believe that if the improving liquidity in the markets were to reverse or the economic recovery were to significantly stall, we could experience declines in portfolio values and possibly additional OTTI charges.

The table below provides additional detail for OTTI charges:

(Dollars in millions)	Three months ended March 31,
	2015	2014
Common equities:
Energy	—	1
Total common equities	—	1
Total	$—	$1

OTHER
We report as Other the noninvestment operations of the parent company and a noninsurer subsidiary, CFC Investment Company. Losses before income taxes for Other were largely driven by interest expense from debt of the parent company.

(Dollars in millions)	Three months ended March 31,
	2015	2014	% Change
Interest and fees on loans and leases	$2	$2	0
Other revenues	—	—	0
Total revenues	2	2	0
Interest expense	13	14	(7)
Operating expenses	4	4	0
Total expenses	17	18	(6)
Other loss	$(15)	$(16)	6

TAXES
We had $46 million of income tax expense for the three months ended March 31, 2015, compared with $28 million for the same period of 2014. The effective tax rates for the three months ended March 31, 2015, was 26.4 percent compared with 23.5 percent for the same period last year. The change in our effective tax rate was primarily due to changes in pretax income from underwriting results and realized investment gains and losses, with small changes in the amount of permanent book-tax differences.

Historically, we have pursued a strategy of investing some portion of cash flow in tax-advantaged fixed-maturity and equity securities to minimize our overall tax liability and maximize after-tax earnings. See Tax-Exempt Fixed Maturities in this quarterly report Item 3, Quantitative and Qualitative Disclosures About Market Risk for further discussion on municipal bond purchases in our fixed-maturity investment portfolio. For our property casualty insurance subsidiaries, approximately 85 percent of interest from tax-advantaged fixed-maturity investments and approximately 60 percent of dividends from qualified equities are exempt from federal tax after applying proration from the 1986 Tax Reform Act. Our noninsurance companies own an immaterial amount of tax-advantaged fixed-maturity investments. For our noninsurance companies, the dividend received deduction exempts 70 percent of dividends from qualified equities. Our life insurance company does not own tax-advantaged fixed-maturity investments or equities subject to the dividend received deduction. Details about our effective tax rate are in this quarterly report Item 1, Note 9 – Income Taxes.

Cincinnati Financial Corporation First-Quarter 2015 10-Q

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2015, shareholders’ equity was $6.608 billion compared with $6.573 billion at December 31, 2014. Total debt was $840 million at March 31, 2015, matching December 31, 2014. At March 31, 2015, cash and cash equivalents totaled $640 million compared with $591 million at December 31, 2014.

SOURCES OF LIQUIDITY

Subsidiary Dividends
Our lead insurance subsidiary declared dividends of $100 million to the parent company during the first three months of 2015, matching the same period of 2014. For the full-year 2014, subsidiary dividends declared totaled $400 million. State of Ohio regulatory requirements restrict the dividends our insurance subsidiary can pay. During 2015, total dividends that our insurance subsidiary could pay to our parent company without regulatory approval are approximately $447 million.

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

See our 2014 Annual Report on Form 10-K, Item 1, Investments Segment, Page 25, for a discussion of our historic investment strategy, portfolio allocation and quality.

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

The table below shows a summary of operating cash flow for property casualty insurance (direct method):

(Dollars in millions)	Three months ended March 31,
	2015	2014	% Change
Premiums collected	$1,087	$1,052	3
Loss and loss expenses paid	(546)	(584)	7
Commissions and other underwriting expenses paid	(413)	(407)	(1)
Cash flow from underwriting	128	61	110
Investment income received	95	94	1
Cash flow from operations	$223	$155	44

Collected premiums for property casualty insurance rose $35 million during the first three months of 2015, compared with the same period in 2014. Loss and loss expenses paid decreased $38 million, reflecting a $38 million decrease for catastrophe losses and loss expenses. Commissions and other underwriting expenses paid rose $6 million, primarily due to higher commissions paid to agencies, reflecting the increase in collected premiums.

We discuss our future obligations for claims payments and for underwriting expenses in our 2014 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 98, and Other Commitments also on Page 98.

Cincinnati Financial Corporation First-Quarter 2015 10-Q

Capital Resources
At March 31, 2015, our debt-to-total-capital ratio was 11.3 percent, with $791 million in long-term debt and $49 million in borrowing on our revolving short-term line of credit. That line of credit had the same $49 million balance at December 31, 2014. At March 31, 2015, $176 million was available for future cash management needs. Based on our capital requirements at March 31, 2015, we do not anticipate a material increase in debt levels during the remainder of 2015. As a result, we expect changes in our debt-to-total-capital ratio to continue to be largely a function of the contribution of unrealized investment gains or losses to shareholders’ equity.

We provide details of our three long-term notes in this quarterly report Item 1, Note 3 – Fair Value Measurements. None of the notes are encumbered by rating triggers.

Four independent ratings firms award insurer financial strength ratings to our property casualty insurance companies and three firms rate our life insurance company. Those firms made no changes to our parent company debt ratings during the first three months of 2015. Our debt ratings are discussed in our 2014 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, Other Sources of Liquidity, Page 96.

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

Contractual Obligations
In our 2014 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 98, we estimated our future contractual obligations as of December 31, 2014. There have been no material changes to our estimates of future contractual obligations since our 2014 Annual Report on Form 10-K.

Other Commitments
In addition to our contractual obligations, we have other property casualty operational commitments.

•
Commissions – Commissions paid were $277 million in the first three months of 2015. Commission payments generally track with written premiums, except for annual profit-sharing commissions typically paid during the first quarter of the year.

•
Other underwriting expenses – Many of our underwriting expenses are not contractual obligations, but reflect the ongoing expenses of our business. Noncommission underwriting expenses paid were $136 million in the first three months of 2015.

•
Technology costs – In addition to contractual obligations for hardware and software, we anticipate capitalizing approximately $5 million in spending for key technology initiatives in 2015. Capitalized development costs related to key technology initiatives were $1 million in the first three months of 2015. These activities are conducted at our discretion, and we have no material contractual obligations for activities planned as part of these projects.

We contributed $5 million to our qualified pension plan during the first three months of 2015. We do not anticipate further contributions to our qualified pension plan during the remainder of 2015.

Cincinnati Financial Corporation First-Quarter 2015 10-Q

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

Uses of Capital
Uses of cash to enhance shareholder return include dividends to shareholders. In January 2015, the board of directors declared regular quarterly cash dividends of 46 cents per share for an indicated annual rate of $1.84 per share. During the first three months of 2015, we used $71 million to pay cash dividends to shareholders.

PROPERTY CASUALTY INSURANCE RESERVES
For the business lines in the commercial and personal lines insurance segments, and in total for the excess and surplus lines segment, the following table details gross reserves among case, IBNR (incurred but not reported) and loss expense reserves, net of salvage and subrogation reserves. Reserving practices are discussed in our 2014 Annual Report on Form 10-K, Item 7, Property Casualty Insurance Loss and Loss Expense Obligations and Reserves, Page 99.

Total gross reserves at March 31, 2015, increased $140 million compared with December 31, 2014. Case reserves for losses increased $74 million while IBNR reserves increased by $42 million and total loss expense reserves increased by $24 million. Accounting for the majority of the total gross increase was the aggregate of our commercial casualty, commercial auto and personal auto lines of business and our excess and surplus lines segment.

Cincinnati Financial Corporation First-Quarter 2015 10-Q

Property and Casualty Gross Reserves

(Dollars in millions)	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
At March 31, 2015	reserves	reserves	reserves	reserves	of total
Commercial lines insurance:
Commercial casualty	$828	$485	$534	$1,847	40.3%
Commercial property	231	(12)	41	260	5.7
Commercial auto	302	70	80	452	9.9
Workers' compensation	405	561	88	1,054	23.0
Other commercial	179	10	93	282	6.2
Subtotal	1,945	1,114	836	3,895	85.1
Personal lines insurance:
Personal auto	197	(13)	66	250	5.5
Homeowner	90	13	23	126	2.8
Other personal	44	43	5	92	2.0
Subtotal	331	43	94	468	10.3
Excess and surplus lines	84	83	48	215	4.6
Total	$2,360	$1,240	$978	$4,578	100.0%
At December 31, 2014
Commercial lines insurance:
Commercial casualty	$794	$470	$520	$1,784	40.2%
Commercial property	203	(4)	39	238	5.4
Commercial auto	298	58	77	433	9.8
Workers' compensation	412	550	94	1,056	23.8
Other commercial	188	11	87	286	6.4
Subtotal	1,895	1,085	817	3,797	85.6
Personal lines insurance:
Personal auto	195	(21)	63	237	5.3
Homeowner	74	12	23	109	2.5
Other personal	45	43	5	93	2.0
Subtotal	314	34	91	439	9.8
Excess and surplus lines	77	79	46	202	4.6
Total	$2,286	$1,198	$954	$4,438	100.0%

LIFE POLICY AND INVESTMENT CONTRACT RESERVES
Gross life policy and investment contract reserves were $2.514 billion at March 31, 2015, compared with $2.497 billion at year-end 2014, reflecting continued growth in life insurance policies in force. We discuss our life insurance reserving practices in our 2014 Annual Report on Form 10-K, Item 7, Life Insurance Policyholder Obligations and Reserves, Page 106.

Cincinnati Financial Corporation First-Quarter 2015 10-Q

OTHER MATTERS

SIGNIFICANT ACCOUNTING POLICIES
Our significant accounting policies are discussed in our 2014 Annual Report on Form 10-K, Item 8, Note 1, Summary of Significant Accounting Policies, Page 128, and updated in this quarterly report Item 1, Note 1, Accounting Policies.

In conjunction with those discussions, in the Management’s Discussion and Analysis in the 2014 Annual Report on Form 10-K, management reviewed the estimates and assumptions used to develop reported amounts related to the most significant policies. Management discussed the development and selection of those accounting estimates with the audit committee of the board of directors.

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

Our view of potential risks and our sensitivity to such risks is discussed in our 2014 Annual Report on Form 10-K, Item 7a, Quantitative and Qualitative Disclosures about Market Risk, Page 113.

The fair value of our investment portfolio was $14.410 billion at March 31, 2015, up $92 million from year-end 2014, including a decrease in the common equities portfolio of $81 million.

(Dollars in millions)	At March 31, 2015				At December 31, 2014
	Cost or amortized cost	Percent of total	Fair value	Percent of total	Cost or amortized cost	Percent of total	Fair value	Percent of total
Taxable fixed maturities	$5,954	50.8%	$6,445	44.7%	$5,882	50.7%	$6,330	44.2%
Tax-exempt fixed maturities	3,007	25.6	3,151	21.9	2,989	25.8	3,130	21.9
Common equity securities	2,595	22.1	4,598	31.9	2,583	22.3	4,679	32.7
Nonredeemable preferred equity securities	153	1.3	191	1.3	145	1.2	179	1.2
Short-term investments	25	0.2	25	0.2	—	—	—	—
Total	$11,734	100.0%	$14,410	100.0%	$11,599	100.0%	$14,318	100.0%

At March 31, 2015, our consolidated investment portfolio included $21 million of assets for which values are based on prices or valuation techniques that require significant management judgment (Level 3 assets). This represented less than 1 percent of investment portfolio assets measured at fair value. See Item 1, Note 3, Fair Value Measurements, for additional discussion of our valuation techniques. We have generally obtained and evaluated two nonbinding quotes from brokers; then our investment professionals determined our best estimate of fair value. These investments include private placements, small issues and various thinly traded securities.

In addition to our investment portfolio, the total investments amount reported in our condensed consolidated balance sheets includes Other invested assets. Other invested assets included $30 million of life policy loans plus $36 million of private equity investments at March 31, 2015.

Cincinnati Financial Corporation First-Quarter 2015 10-Q

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

Our investment portfolio had no European sovereign debt holdings at March 31, 2015. On that date, we owned other European-based securities, primarily corporate bonds, totaling $399 million in fair value. The composition of our European-based holdings at March 31, 2015, did not materially change from the $417 million fair value total at year-end 2014. We discussed our European-based holdings in our 2014 Annual Report on Form 10-K, Item 7a, Quantitative and Qualitative Disclosures about Market Risk, Page 114.

In the first three months of 2015, the increase in fair value of our fixed-maturity portfolio was due to a decline in interest rates as well as a spread tightening in both the corporate and municipal bond markets. At March 31, 2015, our fixed-maturity portfolio with an average rating of A2/A was valued at 107.1 percent of its amortized cost, compared with 106.6 percent at December 31, 2014.

Credit ratings at March 31, 2015, compared with December 31, 2014, for the fixed-maturity portfolio were:

(Dollars in millions)	At March 31, 2015		At December 31, 2014
	Fair	Percent	Fair	Percent
	value	of total	value	of total
Combined ratings from Moody's and Standard & Poor's:
Aaa, Aa, A, AAA, AA, A	$5,666	58.9%	$5,686	60.1%
Baa, BBB	3,258	33.9	3,198	33.8
Ba, BB	342	3.6	305	3.2
B, B	40	0.4	15	0.2
Caa, CCC, Ca	4	0.0	3	0.0
Nonrated	311	3.2	253	2.7
Total	$9,621	100.0%	$9,460	100.0%

Attributes of the fixed-maturity portfolio include:

	At March 31, 2015		At December 31, 2014
Weighted average yield-to-amortized cost	4.81%		4.76%
Weighted average maturity	6.5	yrs	6.4	yrs
Effective duration	4.4	yrs	4.4	yrs

We discuss maturities of our fixed-maturity portfolio in our 2014 Annual Report on Form 10-K, Item 8, Note 2, Investments, Page 134, and in this quarterly report Item 2, Investments Results.

Cincinnati Financial Corporation First-Quarter 2015 10-Q

TAXABLE FIXED MATURITIES
Our taxable fixed-maturity portfolio, with a fair value of $6.445 billion at March 31, 2015, included:

(Dollars in millions)	At March 31, 2015	At December 31, 2014
Investment-grade corporate	$5,211	$5,208
States, municipalities and political subdivisions	319	313
Below investment-grade corporate	382	318
Commercial mortgage-backed	285	259
Government sponsored enterprises	224	208
Foreign government	10	10
Convertibles and bonds with warrants attached	7	7
United States government	7	7
Total	$6,445	$6,330

Our strategy is to buy, and typically hold, fixed-maturity investments to maturity, but we monitor credit profiles and fair value movements when determining holding periods for individual securities. With the exception of United States agency issues that include government-sponsored enterprises, no individual issuer’s securities accounted for more than 1.0 percent of the taxable fixed-maturity portfolio at March 31, 2015. Our investment-grade corporate bonds had an average rating of Baa1 by Moody’s or BBB+ by Standard & Poor’s and represented 80.5 percent of the taxable fixed-maturity portfolio’s fair value at March 31, 2015, compared with 82.3 percent at year-end 2014.

The heaviest concentration in our investment-grade corporate bond portfolio, based on fair value at March 31, 2015, is the financial-related sectors – including banking, financial services and insurance – representing 36.5 percent, compared with 36.9 percent at year-end 2014. We believe our weighting in financial-related sectors is below the average for the corporate bond market as a whole. The real estate sector, including commercial mortgage-backed securities, accounted for 14.7 percent. No other sector exceeded 10 percent of our investment-grade corporate bond portfolio.

Most of the $319 million of securities issued by states, municipalities and political subdivisions included in our taxable fixed-maturity portfolio at March 31, 2015, were Build America Bonds.

Our taxable fixed-maturity portfolio at March 31, 2015, included $285 million of commercial mortgage-backed securities with an average rating of Aa1/AA.

Cincinnati Financial Corporation First-Quarter 2015 10-Q

TAX-EXEMPT FIXED MATURITIES
At March 31, 2015, we had $3.151 billion of tax-exempt fixed-maturity securities with an average rating of Aa2/AA by Moody’s and Standard & Poor’s. We traditionally have purchased municipal bonds focusing on general obligation and essential services issues, such as water, waste disposal or others. The portfolio is well diversified among more than 1,500 municipal bond issues. No single municipal issuer accounted for more than 0.8 percent of the tax-exempt fixed-maturity portfolio at March 31, 2015. The following table shows our municipal bond holdings in our larger states:

(Dollars in millions)
	Local issued general	Special revenue	State issued general	Fair value	Percent of
At March 31, 2015	obligation bonds	bonds	obligation bonds	total	total
Texas	$328	$68	$—	$396	12.6%
Indiana	3	229	—	232	7.4
Ohio	132	78	9	219	7.0
Michigan	204	8	—	212	6.7
Washington	127	29	7	163	5.2
Illinois	131	18	—	149	4.7
Arizona	81	45	—	126	4.0
Wisconsin	85	30	2	117	3.7
Florida	28	81	—	109	3.5
Pennsylvania	74	19	15	108	3.4
New York	60	36	4	100	3.2
Kansas	51	23	—	74	2.3
New Jersey	56	15	2	73	2.3
California	46	21	3	70	2.2
Colorado	44	25	—	69	2.2
All other states	517	365	52	934	29.6
Total	$1,967	$1,090	$94	$3,151	100.0%
At December 31, 2014
Texas	$368	$71	$—	$439	14.0%
Indiana	2	244	—	246	7.9
Ohio	120	78	9	207	6.6
Michigan	194	8	—	202	6.5
Washington	127	30	7	164	5.2
Illinois	146	18	—	164	5.2
Arizona	78	47	—	125	4.0
Wisconsin	87	30	2	119	3.8
Pennsylvania	83	15	10	108	3.5
Florida	26	74	—	100	3.2
New York	59	36	4	99	3.2
New Jersey	55	15	2	72	2.3
Kansas	51	21	—	72	2.3
Colorado	44	25	—	69	2.2
California	40	19	3	62	2.0
All other states	493	337	52	882	28.1
Total	$1,973	$1,068	$89	$3,130	100.0%

Cincinnati Financial Corporation First-Quarter 2015 10-Q

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

The table below summarizes the effect of hypothetical changes in interest rates on the fair value of the fixed-maturity portfolio:

(Dollars in millions)	Effect from interest rate change in basis points
	-200	-100	-	100	200
At March 31, 2015	$10,482	$10,029	$9,596	$9,167	$8,751
At December 31, 2014	$10,321	$9,882	$9,460	$9,041	$8,628

The effective duration of the fixed-maturity portfolio as of March 31, 2015, was 4.4 years, unchanged from year-end 2014. The above table is a theoretical presentation showing that an instantaneous, parallel shift in the yield curve of 100 basis points could produce an approximately 4.5 percent change in the fair value of the fixed-maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value are to changes in the general level of interest rates, exclusive of call features. The fair values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.

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

SHORT-TERM INVESTMENTS
Our short-term investments consist of commercial paper. We make short-term investments primarily with funds to be used to make upcoming cash payments, such as taxes. At March 31, 2015, we had $25 million of short-term investments compared with none at year-end 2014.

Cincinnati Financial Corporation First-Quarter 2015 10-Q

EQUITY INVESTMENTS
Our equity investments, with a fair value totaling $4.789 billion at March 31, 2015, include $4.598 billion of common stock securities of companies generally with strong indications of paying and growing their dividends. Other criteria we evaluate include increasing sales and earnings, proven management and a favorable outlook. We believe our equity investment style is an appropriate long-term strategy. While our long-term financial position would be affected by prolonged changes in the market valuation of our investments, we believe our strong surplus position and cash flow provide a cushion against short-term fluctuations in valuation. Continued payment of cash dividends by the issuers of our common equity holdings can provide a floor to their valuation.

The table below summarizes the effect of hypothetical changes in market prices on fair value of our equity portfolio.

(Dollars in millions)	Effect from market price change in percent
	-30%	-20%	-10%	—	10%	20%	30%
At March 31, 2015	$3,352	$3,831	$4,310	$4,789	$5,268	$5,747	$6,226
At December 31, 2014	$3,401	$3,886	$4,372	$4,858	$5,344	$5,830	$6,315

At March 31, 2015, Apple Inc. (Nasdaq:AAPL) was our largest single common stock holding with a fair value of 3.8 percent of our publicly-traded common stock portfolio and 1.2 percent of the total investment portfolio. We had 16 holdings among eight different sectors each with a fair value greater than $100 million.

Common Stock Portfolio Industry Sector Distribution

	Percent of publicly traded common stock portfolio
	At March 31, 2015		At December 31, 2014
	Cincinnati Financial	S&P 500 Industry Weightings	Cincinnati Financial	S&P 500 Industry Weightings
Sector:
Information technology	17.7%	19.7%	17.3%	19.8%
Industrials	14.4	10.4	14.3	10.3
Financial	14.2	16.2	13.8	16.3
Healthcare	12.3	14.9	11.9	14.7
Energy	10.4	8.0	10.5	8.0
Consumer staples	10.4	9.7	10.5	10.0
Consumer discretionary	9.4	12.6	10.2	12.1
Materials	5.3	3.2	5.5	3.2
Utilities	3.5	3.0	3.7	3.3
Telecomm services	2.4	2.3	2.3	2.3
Total	100.0%	100.0%	100.0%	100.0%

Cincinnati Financial Corporation First-Quarter 2015 10-Q

UNREALIZED INVESTMENT GAINS AND LOSSES
At March 31, 2015, unrealized investment gains before taxes for the consolidated investment portfolio totaled $2.700 billion and unrealized investment losses amounted to $24 million.

The net unrealized investment gains at March 31, 2015, consisted of a pretax net gain position in our fixed-maturity portfolio of $635 million and a net gain position in our equity portfolio of $2.041 billion. The net gain position in our fixed-maturity portfolio rose modestly in 2015 due largely to a general decline in interest rates. The net gain position for our current fixed-maturity holdings will naturally decline over time as individual securities mature. In addition, changes in interest rates can cause rapid, significant changes in fair values of fixed-maturity securities and the net gain position, as discussed in Quantitative and Qualitative Disclosures about Market Risk. Events or factors such as economic growth or recession can also affect the fair value of our equity securities. The seven largest contributors to our common stock portfolio net gain position were Exxon Mobil Corporation (NYSE:XOM), Honeywell International Inc. (NYSE:HON), BlackRock Inc. (NYSE:BLK), Apple Inc., The Procter & Gamble Company (NYSE:PG), RPM International (NYSE:RPM) and 3M Company (NYSE:MMM), which had a combined net gain position of $605 million.

Unrealized Investment Losses
We expect the number of securities trading below amortized cost to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, amortized costs for some securities are revised through OTTI recognized in prior periods. At March 31, 2015, 186 of the 3,031 securities we owned had fair values below amortized cost, compared with 223 of the 3,015 securities we owned at year-end 2014. The 186 holdings with fair values below cost or amortized cost at March 31, 2015, represented 5.6 percent of fair value of our investment portfolio and $24 million in unrealized losses.

•
182 of the 186 holdings had fair value between 90 percent and 100 percent of amortized cost at March 31, 2015. Nine of these 182 holdings are equity securities that may be subject to OTTI charges taken through earnings should they not recover by the recovery dates we determined. The fair value of these nine equity securities was $186 million, and they accounted for $11 million in unrealized losses. The remaining 173 securities primarily consist of fixed-maturity securities whose current valuation is largely the result of interest rate factors. The fair value of these 173 securities was $615 million, and they accounted for $12 million in unrealized losses.

•
Four of the 186 holdings had fair value between 70 percent and 90 percent of amortized cost at March 31, 2015. One of these four holdings is an equity security that may be subject to OTTI charges taken through earnings should it not recover by the dates we determined. The fair value of this equity security was $2 million and it accounted for less than $1 million in unrealized losses. We believe the remaining three fixed-maturity securities will continue to pay interest and ultimately pay principal upon maturity. The issuers of these three securities have strong cash flow to service their debt and meet their contractual obligation to make principal payments. The fair value of these securities was $11 million, and they accounted for $1 million in unrealized losses.

•	No securities were trading below 70 percent of amortized cost at March 31, 2015.

Cincinnati Financial Corporation First-Quarter 2015 10-Q

The table below reviews fair values and unrealized losses by investment category and by the overall duration of the securities’ continuous unrealized loss position.

(Dollars in millions)	Less than 12 months		12 months or more		Total	Total
	Fair	Unrealized	Fair	Unrealized	fair	unrealized
At March 31, 2015	value	losses	value	losses	value	losses
Fixed maturity securities:
Corporate	$211	$6	$64	$2	$275	$8
States, municipalities and political subdivisions	115	2	58	—	173	2
Commercial mortgage-backed	2	—	2	—	4	—
Government-sponsored enterprises	18	—	156	3	174	3
Subtotal	346	8	280	5	626	13
Equity securities:
Common equities	168	11	—	—	168	11
Nonredeemable preferred equities	5	—	15	—	20	—
Subtotal	173	11	15	—	188	11
Total	$519	$19	$295	$5	$814	$24
At December 31, 2014
Fixed maturity securities:
Corporate	$261	$8	$90	$3	$351	$11
States, municipalities and political subdivisions	17	—	135	2	152	2
Commercial mortgage-backed	3	—	23	—	26	—
Government-sponsored enterprises	11	—	181	5	192	5
Subtotal	292	8	429	10	721	18
Equity securities:
Common equities	85	3	—	—	85	3
Nonredeemable preferred equities	16	—	17	1	33	1
Subtotal	101	3	17	1	118	4
Total	$393	$11	$446	$11	$839	$22

At March 31, 2015, 70 fixed-maturity securities with a total unrealized loss of $5 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity securities had fair values below 70 percent of amortized cost; one fixed-maturity security with a fair value of $2 million had a fair value from 70 percent to less than 90 percent of amortized cost and accounted for $1 million in unrealized losses; and 69 fixed-maturity securities with a fair value of $278 million had fair values from 90 percent to less than 100 percent of amortized cost and accounted for $4 million in unrealized losses.

At March 31, 2015, two equity securities with a total unrealized loss of less than $1 million had been in an unrealized loss position for 12 months or more. These two equity securities with a fair value of $15 million had fair values from 90 percent to less than 100 percent of amortized cost.

At March 31, 2015, applying our invested asset impairment policy, we determined that the total of $295 million, for securities in an unrealized loss position for 12 months or more in the table above, were not other-than-temporarily impaired.

During the first quarter of 2015, no securities were written down through impairment charges. During the first three months of 2014, we wrote down three securities resulting in $1 million in OTTI charges.

During full-year 2014, we wrote down six securities and recorded $24 million in OTTI charges. At December 31, 2014, 144 fixed-maturity investments with a total unrealized loss of $10 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity investments had fair values below 70 percent of amortized cost. Three equity security investments with a total unrealized loss of $1 million had been in an unrealized loss position for 12 months or more. Of that total, no equity security investments had fair values below 70 percent of cost.

Cincinnati Financial Corporation First-Quarter 2015 10-Q

The following table summarizes the investment portfolio by severity of decline:

(Dollars in millions)
At March 31, 2015	Number of issues	Cost or amortized cost	Fair value	Gross unrealized gain/loss	Gross investment income
Taxable fixed maturities:
Fair valued below 70% of amortized cost	—	$—	$—	$—	$—
Fair valued at 70% to less than 100% of amortized cost	82	466	455	(11)	5
Fair valued at 100% and above of amortized cost	1,319	5,488	5,990	502	72
Securities sold in current year	—	—	—	—	1
Total	1,401	5,954	6,445	491	78
Tax-exempt fixed maturities:
Fair valued below 70% of amortized cost	—	—	—	—	—
Fair valued at 70% to less than 100% of amortized cost	94	173	171	(2)	1
Fair valued at 100% and above of amortized cost	1,437	2,834	2,980	146	26
Securities sold in current year	—	—	—	—	1
Total	1,531	3,007	3,151	144	28
Common equities:
Fair valued below 70% of cost	—	—	—	—	—
Fair valued at 70% to less than 100% of cost	7	179	168	(11)	2
Fair valued at 100% and above of cost	61	2,416	4,430	2,014	31
Securities sold in current year	—	—	—	—	—
Total	68	2,595	4,598	2,003	33
Nonredeemable preferred equities:
Fair valued below 70% of cost	—	—	—	—	—
Fair valued at 70% to less than 100% of cost	3	20	20	—	—
Fair valued at 100% and above of cost	27	133	171	38	2
Securities sold in current year	—	—	—	—	—
Total	30	153	191	38	2
Short-term investments:
Fair valued below 70% of cost	—	—	—	—	—
Fair valued at 70% to less than 100% of cost	—	—	—	—	—
Fair valued at 100% and above of cost	1	25	25	—	—
Securities sold in current year	—	—	—	—	—
Total	1	25	25	—	—
Portfolio summary:
Fair valued below 70% of cost or amortized cost	—	—	—	—	—
Fair valued at 70% to less than 100% of cost or amortized cost	186	838	814	(24)	8
Fair valued at 100% and above of cost or amortized cost	2,845	10,896	13,596	2,700	131
Investment income on securities sold in current year	—	—	—	—	2
Total	3,031	$11,734	$14,410	$2,676	$141

At December 31, 2014
Portfolio summary:
Fair valued below 70% of cost or amortized cost	—	$—	$—	$—	$—
Fair valued at 70% to less than 100% of cost or amortized cost	223	861	839	(22)	27
Fair valued at 100% and above of cost or amortized cost	2,792	10,738	13,479	2,741	498
Investment income on securities sold in current year	—	—	—	—	29
Total	3,015	$11,599	$14,318	$2,719	$554

See our 2014 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Asset Impairment, Page 55.

Cincinnati Financial Corporation First-Quarter 2015 10-Q

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures – The company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)).

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company’s management, with the participation of the company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of March 31, 2015. Based upon that evaluation, the company’s chief executive officer and chief financial officer concluded that the design and operation of the company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure:

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

Changes in Internal Control over Financial Reporting – During the three months ended March 31, 2015, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information
Item 1.        Legal Proceedings
Neither the company nor any of our subsidiaries is involved in any litigation believed to be material other than ordinary, routine litigation incidental to the nature of our business.

Item 1A.    Risk Factors
Our risk factors have not changed materially since they were described in our 2014 Annual Report on Form 10-K filed February 27, 2015.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any of our shares that were not registered under the Securities Act during the first three months of 2015. The board of directors has authorized share repurchases since 1996. Purchases are expected to be made generally through open market transactions. The board gives management discretion to purchase shares at reasonable prices in light of circumstances at the time of purchase, subject to SEC regulations. On October 24, 2007, the board of directors expanded the existing repurchase authorization to approximately 13 million shares. We have 5,099,493 shares available for purchase under our programs at March 31, 2015.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1-31, 2015	—	—	—	5,099,493
February 1-28, 2015	—	—	—	5,099,493
March 1-31, 2015	—	$—	—	5,099,493
Totals	—	—	—

Cincinnati Financial Corporation First-Quarter 2015 10-Q

Item 6.        Exhibits

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of Cincinnati Financial Corporation (incorporated by reference to the company’s 2010 Annual Report on Form 10-K dated February 25, 2011, Exhibit 3.1)
3.2
Regulations of Cincinnati Financial Corporation, as amended through May 1, 2010 (incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, Exhibit 3.2)

10.1
Form of Restricted Stock Unit Agreement (service based/ratable) for the Cincinnati Financial Corporation 2012 Stock Compensation Plan (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated February 13, 2015

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

Cincinnati Financial Corporation First-Quarter 2015 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINCINNATI FINANCIAL CORPORATION
Date: April 28, 2015

/S/ Eric N. Mathews
Eric N. Mathews, CPCU, AIAF
Vice President, Assistant Secretary and Assistant Treasurer
(Principal Accounting Officer)

Cincinnati Financial Corporation First-Quarter 2015 10-Q