Form 10-Q
period 2015-06-30
CINCINNATI FINANCIAL CORP
filed 2015-07-28
CIK 20286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)
☑        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2015.

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
☐Yes ☑ No

As of July 24, 2015, there were 164,092,853 shares of common stock outstanding.

CINCINNATI FINANCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2015

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

Part I – Financial Information
Item 1.    Financial Statements (unaudited)

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

(Dollars in millions except per share data)	June 30,	December 31,
	2015	2014
Assets
Investments
Fixed maturities, at fair value (amortized cost: 2015—$9,224; 2014—$8,871)	$9,675	$9,460
Equity securities, at fair value (cost: 2015—$2,828; 2014—$2,728)	4,734	4,858
Short-term investments, at fair value (amortized cost: 2015—$75; 2014—$0)	75	—
Other invested assets	67	68
Total investments	14,551	14,386
Cash and cash equivalents	487	591
Investment income receivable	122	123
Finance receivable	68	75
Premiums receivable	1,509	1,405
Reinsurance recoverable	535	545
Prepaid reinsurance premiums	28	29
Deferred policy acquisition costs	600	578
Land, building and equipment, net, for company use (accumulated depreciation: 2015—$457; 2014—$446)	187	194
Other assets	59	75
Separate accounts	742	752
Total assets	$18,888	$18,753

Liabilities
Insurance reserves
Loss and loss expense reserves	$4,691	$4,485
Life policy and investment contract reserves	2,543	2,497
Unearned premiums	2,191	2,082
Other liabilities	635	648
Deferred income tax	717	840
Note payable	49	49
Long-term debt and capital lease obligations	823	827
Separate accounts	742	752
Total liabilities	12,391	12,180

Commitments and contingent liabilities (Note 12)	—	—

Shareholders' Equity
Common stock, par value—$2 per share; (authorized: 2015 and 2014—500 million shares; issued: 2015 and 2014—198.3 million shares)	397	397
Paid-in capital	1,216	1,214
Retained earnings	4,658	4,505
Accumulated other comprehensive income	1,514	1,744
Treasury stock at cost (2015— 34.3 million shares and 2014—34.6 million shares)	(1,288)	(1,287)
Total shareholders' equity	6,497	6,573
Total liabilities and shareholders' equity	$18,888	$18,753

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Income

(Dollars in millions except per share data)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues
Earned premiums	$1,111	$1,059	$2,205	$2,086
Investment income, net of expenses	140	136	279	271
Realized investment gains, net	60	14	107	36
Fee revenues	3	3	6	6
Other revenues	2	2	4	4
Total revenues	1,316	1,214	2,601	2,403
Benefits and Expenses
Insurance losses and contract holders' benefits	712	763	1,461	1,495
Underwriting, acquisition and insurance expenses	340	328	685	648
Interest expense	13	13	26	27
Other operating expenses	3	3	7	7
Total benefits and expenses	1,068	1,107	2,179	2,177
Income Before Income Taxes	248	107	422	226
Provision for Income Taxes
Current	70	18	116	38
Deferred	2	5	2	13
Total provision for income taxes	72	23	118	51
Net Income	$176	$84	$304	$175
Per Common Share
Net income—basic	$1.07	$0.51	$1.85	$1.07
Net income—diluted	1.06	0.51	1.84	1.06

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net Income	$176	$84	$304	$175
Other Comprehensive (Loss) Income
Change in unrealized gains on investments, net of tax of $(112), $82, $(127) and $123, respectively	(207)	153	(235)	229
Amortization of pension actuarial loss and prior service cost, net of tax of $1, $0, $1 and $0, respectively	1	—	2	(1)
Change in life deferred acquisition costs, life policy reserves and other, net of tax of $2, $0, $1 and $0, respectively	4	1	3	—
Other comprehensive (loss) income, net of tax	(202)	154	(230)	228
Comprehensive (Loss) Income	$(26)	$238	$74	$403

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity

(In millions)	Common Stock				Accumulated Other Comprehensive Income		Total Share- holders' Equity
	Outstanding Shares	Amount	Paid-in Capital	Retained Earnings		Treasury Stock
Balance December 31, 2013	163.1	$397	$1,191	$4,268	$1,504	$(1,290)	$6,070
Net income	—	—	—	175	—	—	175
Other comprehensive income, net	—	—	—	—	228	—	228
Dividends declared	—	—	—	(144)	—	—	(144)
Treasury stock acquired—share repurchase authorization	(0.1)	—	—	—	—	(7)	(7)
Other	0.6	—	7	—	—	14	21
Balance June 30, 2014	163.6	$397	$1,198	$4,299	$1,732	$(1,283)	$6,343

Balance December 31, 2014	163.7	$397	$1,214	$4,505	$1,744	$(1,287)	$6,573
Net income		—	—	304	—	—	304
Other comprehensive loss, net	—	—	—	—	(230)	—	(230)
Dividends declared	—	—	—	(151)	—	—	(151)
Treasury stock acquired—share repurchase authorization	(0.4)	—	—	—	—	(20)	(20)
Other	0.7	—	2	—	—	19	21
Balance June 30, 2015	164.0	$397	$1,216	$4,658	$1,514	$(1,288)	$6,497

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

(Dollars in millions)	Six months ended June 30,
	2015	2014
Cash Flows From Operating Activities
Net income	$304	$175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27	25
Realized investment gains, net	(107)	(36)
Stock-based compensation	11	10
Interest credited to contract holders'	22	23
Deferred income tax expense	2	13
Changes in:
Investment income receivable	1	5
Premiums and reinsurance receivable	(93)	(95)
Deferred policy acquisition costs	(15)	(19)
Other assets	(6)	(5)
Loss and loss expense reserves	206	133
Life policy reserves	47	76
Unearned premiums	109	134
Other liabilities	(68)	(72)
Current income tax receivable/payable	30	(16)
Net cash provided by operating activities	470	351
Cash Flows From Investing Activities
Sale of fixed maturities	19	24
Call or maturity of fixed maturities	675	481
Sale of equity securities	221	82
Purchase of fixed maturities	(1,005)	(584)
Purchase of equity securities	(229)	(104)
Purchase of short-term investments	(75)	—
Investment in finance receivables	(6)	(9)
Collection of finance receivables	15	15
Investment in buildings and equipment, net	(5)	(5)
Change in other invested assets, net	1	3
Net cash used in investing activities	(389)	(97)
Cash Flows From Financing Activities
Payment of cash dividends to shareholders	(145)	(138)
Purchase of treasury shares	(20)	(7)
Payments of note payable	—	(55)
Proceeds from stock options exercised	11	11
Contract holders' funds deposited	41	45
Contract holders' funds withdrawn	(67)	(75)
Excess tax benefits on stock-based compensation	4	2
Other	(9)	(8)
Net cash used in financing activities	(185)	(225)
Net change in cash and cash equivalents	(104)	29
Cash and cash equivalents at beginning of year	591	433
Cash and cash equivalents at end of period	$487	$462
Supplemental Disclosures of Cash Flow Information:
Interest paid	$26	$26
Income taxes paid	83	52
Noncash Activities:
Conversion of securities	$—	$7
Equipment acquired under capital lease obligations	6	7
Cashless exercise of stock options	6	8

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

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

Our June 30, 2015, condensed consolidated financial statements are unaudited. Certain financial information that is included in annual financial statements prepared in accordance with GAAP is not required for interim reporting and has been condensed or omitted. We believe that we have made all adjustments, consisting only of normal recurring accruals, that are necessary for fair presentation. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our 2014 Annual Report on Form 10-K. The results of operations for interim periods do not necessarily indicate results to be expected for the full year.

Pending Accounting Updates

ASU 2014-09 Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Insurance contracts do not fall within the scope of this ASU. The effective date of ASU 2014-09 is for annual reporting periods beginning after December 15, 2017. In July 2015, the FASB decided to defer by one year the effective date of this ASU. The ASU has not yet been adopted and will not have a material impact on our company’s financial position, cash flows or results of operations.

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

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

ASU 2015-09, Financial Services-Insurance: Disclosures about Short-Duration Contracts
In May 2015, the FASB Issued ASU 2015-09, Financial Services-Insurance: Disclosures About Short-Duration Contracts. ASU 2015-09 requires entities to provide additional disclosures about the liability for unpaid claims and claim adjustment expenses to increase the transparency of significant estimates. ASU 2015-09 also requires entities to disclose information about significant changes in methodologies and assumption used to calculate the liability for unpaid claims and claim adjustment expenses, including reasons for the change and the effects on the financial statements. ASU 2015-09 also requires entities to disclose a rollforward of the liability of unpaid claims and claim adjustment expense for annual and interim reporting periods. The effective date of ASU 2015-09 is for annual reporting periods beginning after December 15, 2015, and interim reporting periods within annual period beginning after December 15, 2016. The ASU has not yet been adopted and will not have a material impact on our company’s financial position, cash flows or results of operations, but the ASU will require additional disclosures to our annual and interim reporting periods.

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

NOTE 2 – Investments
The following table provides cost or amortized cost, gross unrealized gains, gross unrealized losses and fair value for our investment portfolio:

(Dollars in millions)	Cost or amortized cost
		Gross unrealized		Fair value
At June 30, 2015		gains	losses
Fixed maturity securities:
Corporate	$5,243	$350	$16	$5,577
States, municipalities and political subdivisions	3,426	136	15	3,547
Commercial mortgage-backed	278	7	2	283
Government-sponsored enterprises	253	—	9	244
Foreign government	10	—	—	10
Convertibles and bonds with warrants attached	7	—	—	7
United States government	7	—	—	7
Subtotal	9,224	493	42	9,675
Equity securities:
Common equities	2,628	1,882	8	4,502
Nonredeemable preferred equities	200	33	1	232
Subtotal	2,828	1,915	9	4,734
Total	$12,052	$2,408	$51	$14,409
At December 31, 2014
Fixed maturity securities:
Corporate	$5,117	$420	$11	$5,526
States, municipalities and political subdivisions	3,267	178	2	3,443
Commercial mortgage-backed	250	9	—	259
Government-sponsored enterprises	213	—	5	208
Foreign government	10	—	—	10
Convertibles and bonds with warrants attached	7	—	—	7
United States government	7	—	—	7
Subtotal	8,871	607	18	9,460
Equity securities:
Common equities	2,583	2,099	3	4,679
Nonredeemable preferred equities	145	35	1	179
Subtotal	2,728	2,134	4	4,858
Total	$11,599	$2,741	$22	$14,318

The net unrealized investment gains in our fixed-maturity portfolio are primarily the result of the continued low interest rate environment that increased the fair value of our fixed-maturity portfolio. Our commercial mortgage-backed securities had an average rating of Aa1/AA at June 30, 2015 and December 31, 2014. At June 30, 2015, we had $75 million of short-term investments, consisting of commercial paper, that had no gross unrealized gains or losses. At December 31, 2014, we held no short-term investments. The seven largest unrealized investment gains in our common stock portfolio are from Exxon Mobil Corporation (NYSE:XOM), Honeywell International Incorporated (NYSE:HON), Apple Inc. (Nasdaq:AAPL), BlackRock Inc. (NYSE:BLK), The Procter & Gamble Company (NYSE:PG), RPM International Inc. (NYSE:RPM), and JPMorgan Chase & Co. (NYSE:JPM), which had a combined gross unrealized gain of $594 million. At June 30, 2015, Apple was our largest single common stock holding with a fair value of 3.9 percent of our publicly traded common stock portfolio and 1.2 percent of the total investment portfolio.

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

The table below provides fair values and gross unrealized losses by investment category and by the duration of the securities’ continuous unrealized loss positions:

(Dollars in millions)	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
At June 30, 2015
Fixed maturity securities:
Corporate	$715	$14	$65	$2	$780	$16
States, municipalities and political subdivisions	693	14	56	1	749	15
Commercial mortgage-backed	74	2	2	—	76	2
Government-sponsored enterprises	90	2	152	7	242	9
Foreign government	10	—	—	—	10	—
Subtotal	1,582	32	275	10	1,857	42
Equity securities:
Common equities	165	8	—	—	165	8
Nonredeemable preferred equities	66	1	5	—	71	1
Subtotal	231	9	5	—	236	9
Total	$1,813	$41	$280	$10	$2,093	$51
At December 31, 2014
Fixed maturity securities:
Corporate	$261	$8	$90	$3	$351	$11
States, municipalities and political subdivisions	17	—	135	2	152	2
Commercial mortgage-backed	3	—	23	—	26	—
Government-sponsored enterprises	11	—	181	5	192	5
Subtotal	292	8	429	10	721	18
Equity securities:
Common equities	85	3	—	—	85	3
Nonredeemable preferred equities	16	—	17	1	33	1
Subtotal	101	3	17	1	118	4
Total	$393	$11	$446	$11	$839	$22

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

The following table provides investment income, realized investment gains and losses, the change in unrealized investment gains and losses, and other items:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Investment income:
Interest	$106	$103	$211	$207
Dividends	35	34	71	66
Other	1	1	1	2
Total	142	138	283	275
Less investment expenses	2	2	4	4
Total	$140	$136	$279	$271

Realized investment gains and losses summary:
Fixed maturities:
Gross realized gains	$7	$4	$10	$6
Gross realized losses	—	(3)	—	(4)
Other-than-temporary impairments	(3)	—	(3)	—
Equity securities:
Gross realized gains	56	16	100	34
Gross realized losses	—	—	(1)	—
Other-than-temporary impairments	(1)	—	(1)	(1)
Other	1	(3)	2	1
Total	$60	$14	$107	$36

Change in unrealized investment gains and losses:
Fixed maturities	$(184)	$93	$(138)	$181
Equity securities	(135)	142	(224)	171
Less income taxes	112	(82)	127	(123)
Total	$(207)	$153	$(235)	$229

During the three and six months ended June 30, 2015, there were two equity securities and three fixed-maturity securities other-than-temporarily impaired. There were no credit losses on fixed-maturity securities for which a portion of other-than-temporary impairment (OTTI) has been recognized in other comprehensive income for the three and six months ended June 30, 2015 and 2014. At June 30, 2015, 71 fixed-maturity investments with a total unrealized loss of $10 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity investments had fair values below 70 percent of amortized cost. One equity investment with a total unrealized loss of less than $1 million had been in an unrealized loss position for 12 months or more as of June 30, 2015. Of that total, no equity investments were trading below 70 percent of cost.

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

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

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
Fair Value Disclosures for Assets
The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis at June 30, 2015, and December 31, 2014. We do not have any material liabilities carried at fair value. There were no transfers between Level 1 and Level 2.

(In millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At June 30, 2015
Fixed maturities, available for sale:
Corporate	$—	$5,559	$18	$5,577
States, municipalities and political subdivisions	—	3,546	1	3,547
Commercial mortgage-backed	—	283	—	283
Government-sponsored enterprises	—	244	—	244
Foreign government	—	10	—	10
Convertibles and bonds with warrants attached	—	7	—	7
United States government	7	—	—	7
Subtotal	7	9,649	19	9,675
Common equities, available for sale	4,502	—	—	4,502
Nonredeemable preferred equities, available for sale	—	230	2	232
Short-term investments	—	75	—	75
Separate accounts taxable fixed maturities	—	732	—	732
Top Hat savings plan mutual funds and common equity (included in Other assets)	20	—	—	20
Total	$4,529	$10,686	$21	$15,236
At December 31, 2014
Fixed maturities, available for sale:
Corporate	$—	$5,508	$18	$5,526
States, municipalities and political subdivisions	—	3,443	—	3,443
Commercial mortgage-backed	—	259	—	259
Government-sponsored enterprises	—	208	—	208
Foreign government	—	10	—	10
Convertibles and bonds with warrants attached	—	7	—	7
United States government	7	—	—	7
Subtotal	7	9,435	18	9,460
Common equities, available for sale	4,679	—	—	4,679
Nonredeemable preferred equities, available for sale	—	177	2	179
Separate accounts taxable fixed maturities	—	731	—	731
Top Hat savings plan mutual funds and common equity (included in Other assets)	18	—	—	18
Total	$4,704	$10,343	$20	$15,067

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

Each financial instrument that was deemed to have significant unobservable inputs when determining valuation is identified in the following tables by security type with a summary of changes in fair value as of June 30, 2015. Total Level 3 assets continue to be less than 1 percent of financial assets measured at fair value in the condensed consolidated balance sheets. Assets presented in the table below were valued based primarily on broker/dealer quotes for which there is a lack of transparency as to inputs used to develop the valuations. The quantitative detail of these unobservable inputs is neither provided nor reasonably available to us.

The following table provides the change in Level 3 assets for the three months ended June 30:

(Dollars in millions)	Asset fair value measurements using significant unobservable inputs (Level 3)
	Corporate fixed maturities	Commercial mortgage- backed fixed maturities	States, municipalities and political subdivisions fixed maturities	Nonredeemable preferred equities	Total
Beginning balance, March 31, 2015	$18	$—	$1	$2	$21
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—	—
Included in other comprehensive income	—	—	—	—	—
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Ending balance, June 30, 2015	$18	$—	$1	$2	$21

Beginning balance, March 31, 2014	$8	$5	$—	$2	$15
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—	—
Included in other comprehensive income	—	—	—	—	—
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Transfers into Level 3	1	—	—	—	1
Transfers out of Level 3	—	(5)	—	—	(5)
Ending balance, June 30, 2014	$9	$—	$—	$2	$11

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

The following table provides the change in Level 3 assets for the six months ended June 30:

(Dollars in millions)	Asset fair value measurements using significant unobservable inputs (Level 3)
	Corporate fixed maturities	Commercial mortgage- backed fixed maturities	States, municipalities and political subdivisions fixed maturities	Nonredeemable preferred equities	Total
Beginning balance, January 1, 2015	$18	$—	$—	$2	$20
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—	—
Included in other comprehensive income	—	—	—	—	—
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Transfers into Level 3	—	—	1	—	1
Transfers out of Level 3	—	—	—	—	—
Ending balance, June 30, 2015	$18	$—	$1	$2	$21

Beginning balance, January 1, 2014	$2	$—	$—	$2	$4
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—	—
Included in other comprehensive income	—	—	—	—	—
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Transfers into Level 3	7	5	—	—	12
Transfers out of Level 3	—	(5)	—	—	(5)
Ending balance, June 30, 2014	$9	$—	$—	$2	$11

Additional disclosures for the Level 3 category are not material.

Fair Value Disclosures for Assets and Liabilities Not Carried at Fair Value

The disclosures below are presented to provide timely information about the effects of current market conditions on financial instruments that are not reported at fair value in our condensed consolidated financial statements.

This table summarizes the book value and principal amounts of our long-term debt:

(Dollars in millions)			Book value		Principal amount
			June 30,	December 31,	June 30,	December 31,
Interest rate	Year of issue		2015	2014	2015	2014
6.900%	1998	Senior debentures, due 2028	$28	$28	$28	$28
6.920%	2005	Senior debentures, due 2028	391	391	391	391
6.125%	2004	Senior notes, due 2034	372	372	374	374
		Total	$791	$791	$793	$793

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

The following table shows fair values of our note payable and long-term debt:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At June 30, 2015
Note payable	$—	$49	$—	$49
6.900% senior debentures, due 2028	—	34	—	34
6.920% senior debentures, due 2028	—	487	—	487
6.125% senior notes, due 2034	—	430	—	430
Total	$—	$1,000	$—	$1,000

At December 31, 2014
Note payable	$—	$49	$—	$49
6.900% senior debentures, due 2028	—	34	—	34
6.920% senior debentures, due 2028	—	496	—	496
6.125% senior notes, due 2034	—	449	—	449
Total	$—	$1,028	$—	$1,028

The following table shows the fair value of our life policy loans, included in other invested assets:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At June 30, 2015
Life policy loans	$—	$—	$41	$41

At December 31, 2014
Life policy loans	$—	$—	$39	$39

Outstanding principal and interest for these life policy loans was $31 million at June 30, 2015, and December 31, 2014.

The following table shows fair values of our deferred annuities and structured settlements, included in life policy and investment contract reserves:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At June 30, 2015
Deferred annuities	$—	$—	$912	$912
Structured settlements	—	226	—	226
Total	$—	$226	$912	$1,138

At December 31, 2014
Deferred annuities	$—	$—	$897	$897
Structured settlements	—	217	—	217
Total	$—	$217	$897	$1,114

Recorded reserves for the deferred annuities were $863 million at June 30, 2015, and December 31, 2014. Recorded reserves for the structured settlements were $179 million and $182 million at June 30, 2015, and December 31, 2014, respectively.

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

NOTE 4 – Property Casualty Loss and Loss Expenses
This table summarizes activity for our consolidated property casualty loss and loss expense reserves:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Gross loss and loss expense reserves, beginning of period	$4,577	$4,323	$4,438	$4,241
Less reinsurance recoverable	278	289	282	299
Net loss and loss expense reserves, beginning of period	4,299	4,034	4,156	3,942
Net incurred loss and loss expenses related to:
Current accident year	724	773	1,435	1,478
Prior accident years	(70)	(66)	(92)	(95)
Total incurred	654	707	1,343	1,383
Net paid loss and loss expenses related to:
Current accident year	304	309	451	506
Prior accident years	294	306	693	693
Total paid	598	615	1,144	1,199
Net loss and loss expense reserves, end of period	4,355	4,126	4,355	4,126
Plus reinsurance recoverable	292	282	292	282
Gross loss and loss expense reserves, end of period	$4,647	$4,408	$4,647	$4,408

We use actuarial methods, models and judgment to estimate, as of a financial statement date, the property casualty loss and loss expense reserves required to pay for and settle all outstanding insured claims, including incurred but not reported (IBNR) claims, as of that date. The actuarial estimate is subject to review and adjustment by an inter-departmental committee that includes actuarial management that is familiar with relevant company and industry business, claims and underwriting trends, as well as general economic and legal trends that could affect future loss and loss expense payments. The amount we will actually have to pay for claims can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate. The reserve for loss and loss expenses in the condensed consolidated balance sheets also included $44 million at June 30, 2015, and $36 million at June 30, 2014, for certain life and health loss and loss expense reserves.

For the three months ended June 30, 2015, we experienced $70 million of favorable development on prior accident years, including $63 million of favorable development in commercial lines, $2 million of adverse development in personal lines and $9 million of favorable development in excess and surplus lines. We recognized favorable reserve development during the three months ended June 30, 2015, of $41 million for the workers' compensation line and $23 million for the commercial casualty line due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. Our commercial auto line developed unfavorably by $11 million for the three months ended June 30, 2015, due to higher loss cost effects in recent accident years, resulting in an increase of our reserve estimate for claims that have not yet been settled.

For the six months ended June 30, 2015, we experienced $92 million of favorable development on prior accident years, including $77 million of favorable development in commercial lines, $1 million of favorable development in personal lines and $14 million of favorable development in excess and surplus lines. This included $11 million from favorable development of catastrophe losses for the six months ended June 30, 2015. We recognized favorable reserve development during the six months ended June 30, 2015, of $56 million for the workers' compensation line, $20 million for the commercial casualty line and $15 million for the commercial property line due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. Our commercial auto line developed unfavorably by $23 million for the six months ended June 30, 2015, due to higher loss cost effects in recent accident years, resulting in an increase of our reserve estimate for claims that have not yet been settled.

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

For the three months ended June 30, 2014, we experienced $66 million of favorable development on prior accident years, including $57 million of favorable development in commercial lines, $1 million of favorable development in personal lines and $8 million of favorable development in excess and surplus lines. This included $5 million from favorable development of catastrophe losses for the three months ended June 30, 2014. We recognized favorable development during the three months ended June 30, 2014, of $24 million for the commercial casualty line and $22 million for the commercial property line due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines.

For the six months ended June 30, 2014, we experienced $95 million of favorable development on prior accident years, including $60 million of favorable development in commercial lines, $18 million of favorable development in personal lines and $17 million of favorable development in excess and surplus lines. This included $14 million from favorable development of catastrophe losses for the six months ended June 30, 2014. We recognized favorable development during the six months ended June 30, 2014, of $24 million for the commercial property line and $30 million for the workers' compensation line due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines.

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

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

This table summarizes our life policy and investment contract reserves:

(Dollars in millions)	June 30, 2015	December 31, 2014
Ordinary/traditional life	$910	$875
Deferred annuities	863	863
Universal life	543	530
Structured settlements	179	182
Other	48	47
Total life policy and investment contract reserves	$2,543	$2,497

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

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Deferred policy acquisition costs asset, beginning of period	$571	$564	$578	$565
Capitalized deferred policy acquisition costs	221	216	428	422
Amortized deferred policy acquisition costs	(204)	(202)	(413)	(403)
Amortized shadow deferred policy acquisition costs	12	(7)	7	(13)
Deferred policy acquisition costs asset, end of period	$600	$571	$600	$571

No premium deficiencies were recorded in the condensed consolidated statements of income, as the sum of the anticipated loss and loss adjustment expenses, policyholder dividends and unamortized deferred acquisition expenses did not exceed the related unearned premiums and anticipated investment income.

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

NOTE 7 – Accumulated Other Comprehensive Income
Accumulated other comprehensive income (AOCI) includes changes in unrealized gains and losses on investments, changes in pension obligations and changes in life deferred acquisition costs, life policy reserves and other as follows:

(Dollars in millions)	Three months ended June 30,
	2015			2014
	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, beginning of period	$2,676	$927	$1,749	$2,452	$849	$1,603
OCI before realized gains recognized in net income	(260)	(91)	(169)	252	87	165
Realized gains recognized in net income	(59)	(21)	(38)	(17)	(5)	(12)
OCI	(319)	(112)	(207)	235	82	153
AOCI, end of period	$2,357	$815	$1,542	$2,687	$931	$1,756

Pension obligations:
AOCI, beginning of period	$(35)	$(12)	$(23)	$(19)	$(6)	$(13)
OCI excluding amortization recognized in net income	—	—	—	—	—	—
Amortization recognized in net income	2	1	1	—	—	—
OCI	2	1	1	—	—	—
AOCI, end of period	$(33)	$(11)	$(22)	$(19)	$(6)	$(13)

Life deferred acquisition costs, life policy reserves and other:
AOCI, beginning of period	$(14)	$(4)	$(10)	$(17)	$(5)	$(12)
OCI before realized gains recognized in net income	7	3	4	(2)	—	(2)
Realized gains recognized in net income	(1)	(1)	—	3	—	3
OCI	6	2	4	1	—	1
AOCI, end of period	$(8)	$(2)	$(6)	$(16)	$(5)	$(11)

Summary of AOCI:
AOCI, beginning of period	$2,627	$911	$1,716	$2,416	$838	$1,578
Investments OCI	(319)	(112)	(207)	235	82	153
Pension obligations OCI	2	1	1	—	—	—
Life deferred acquisition costs, life policy reserves and other OCI	6	2	4	1	—	1
Total OCI	(311)	(109)	(202)	236	82	154
AOCI, end of period	$2,316	$802	$1,514	$2,652	$920	$1,732

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

(Dollars in millions)	Six months ended June 30,
	2015			2014
	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, beginning of period	$2,719	$942	$1,777	$2,335	$808	$1,527
OCI excluding realized gains recognized in net income	(257)	(90)	(167)	387	135	252
Realized gains recognized in net income	(105)	(37)	(68)	(35)	(12)	(23)
OCI	(362)	(127)	(235)	352	123	229
AOCI, end of period	$2,357	$815	$1,542	$2,687	$931	$1,756

Pension obligations:
AOCI, beginning of period	$(36)	$(12)	$(24)	$(18)	$(6)	$(12)
OCI excluding amortization recognized in net income	—	—	—	—	—	—
Amortization recognized in net income	3	1	2	(1)	—	(1)
OCI	3	1	2	(1)	—	(1)
AOCI, end of period	$(33)	$(11)	$(22)	$(19)	$(6)	$(13)

Life deferred acquisition costs, life policy reserves and other:
AOCI, beginning of period	$(12)	$(3)	$(9)	$(16)	$(5)	$(11)
OCI excluding realized gains recognized in net income	6	2	4	1	1	—
Realized gains recognized in net income	(2)	(1)	(1)	(1)	(1)	—
OCI	4	1	3	—	—	—
AOCI, end of period	$(8)	$(2)	$(6)	$(16)	$(5)	$(11)

Summary of AOCI:
AOCI, beginning of period	$2,671	$927	$1,744	$2,301	$797	$1,504
Investments OCI	(362)	(127)	(235)	352	123	229
Pension obligations OCI	3	1	2	(1)	—	(1)
Life deferred acquisition costs, life policy reserves and other OCI	4	1	3	—	—	—
Total OCI	(355)	(125)	(230)	351	123	228
AOCI, end of period	$2,316	$802	$1,514	$2,652	$920	$1,732

Investments realized gains and life deferred acquisition costs, life policy reserves and other realized gains are recorded in the realized investment gains, net, line item in the condensed consolidated statements of income. Amortization on pension obligations is recorded in the insurance losses and contract holders' benefits and underwriting, acquisition and insurance expenses in the condensed consolidated statements of income.

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

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

Our condensed consolidated statements of income include earned consolidated property casualty insurance premiums on assumed and ceded business:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Direct earned premiums	$1,093	$1,048	$2,169	$2,067
Assumed earned premiums	3	2	5	5
Ceded earned premiums	(37)	(44)	(74)	(87)
Earned premiums	$1,059	$1,006	$2,100	$1,985

Our condensed consolidated statements of income include incurred consolidated property casualty insurance loss and loss expenses on assumed and ceded business:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Direct incurred loss and loss expenses	$675	$716	$1,366	$1,393
Assumed incurred loss and loss expenses	1	2	0	4
Ceded incurred loss and loss expenses	(22)	(11)	(23)	(14)
Incurred loss and loss expenses	$654	$707	$1,343	$1,383

Our ceded incurred results generally vary with our catastrophe experience.

Our life insurance company purchases reinsurance for protection of a portion of the risk that is written. Primary components of our life reinsurance program include individual mortality coverage and aggregate catastrophe and accidental death coverage in excess of certain deductibles.

Our condensed consolidated statements of income include earned life insurance premiums on ceded business:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Direct earned premiums	$68	$68	$133	$130
Ceded earned premiums	(16)	(15)	(28)	(29)
Earned premiums	$52	$53	$105	$101

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

Our condensed consolidated statements of income include life insurance contract holders' benefits incurred on ceded business:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Direct contract holders' benefits incurred	$72	$68	$144	$148
Ceded contract holders' benefits incurred	(14)	(12)	(26)	(36)
Contract holders' benefits incurred	$58	$56	$118	$112

The ceded benefits incurred can vary depending on the type of life insurance policy held and the year the policy was sold.

NOTE 9 – Income Taxes
As of June 30, 2015 and December 31, 2014, we had no liability for unrecognized tax benefits.

The differences between the 35 percent statutory federal income tax rate and our effective income tax rate were as follows:

(Dollars in millions)	Three months ended June 30,				Six months ended June 30,
	2015		2014		2015		2014
Tax at statutory rate:	$87	35.0%	$37	35.0%	$148	35.0%	$79	35.0%
Increase (decrease) resulting from:
Tax-exempt income from municipal bonds	(8)	(3.2)	(8)	(7.5)	(16)	(3.8)	(16)	(7.1)
Dividend received exclusion	(7)	(2.8)	(7)	(6.5)	(15)	(3.6)	(14)	(6.2)
Other	0	0.0	1	0.5	1	0.4	2	0.9
Provision for income taxes	$72	29.0%	$23	21.5%	$118	28.0%	$51	22.6%

The provision for federal income taxes is based upon filing a consolidated income tax return for the company and its subsidiaries. As of June 30, 2015, we had no operating or capital loss carry forwards.

NOTE 10 – Net Income Per Common Share
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are computed based on the weighted average number of common and dilutive potential common shares outstanding using the treasury stock method. The table shows calculations for basic and diluted earnings per share:

(In millions except per share data)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Numerator:
Net income—basic and diluted	$176	$84	$304	$175
Denominator:
Basic weighted-average common shares outstanding	164.1	163.5	164.1	163.5
Effect of stock-based awards:
Stock options	0.9	1.0	0.9	1.0
Nonvested shares	0.5	0.6	0.5	0.6
Diluted weighted-average shares	165.5	165.1	165.5	165.1
Earnings per share:
Basic	$1.07	$0.51	$1.85	$1.07
Diluted	1.06	0.51	1.84	1.06
Number of anti-dilutive share-based awards	0.7	0.7	0.7	0.7

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

The sources of dilution of our common shares are certain equity-based awards. See our 2014 Annual Report on Form 10-K, Item 8, Note 17, Share-Based Associate Compensation Plans, Page 154, for information about equity-based awards. The above table shows the number of anti-dilutive share-based awards for the three and six months ended June 30, 2015 and 2014. We did not include these share-based awards in the computation of net income per common share (diluted) because their exercise would have anti-dilutive effects.

NOTE 11 – Employee Retirement Benefits
The following summarizes the components of net periodic benefit cost for our qualified and supplemental pension plans:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Service cost	$3	$3	$6	$5
Interest cost	4	3	7	7
Expected return on plan assets	(5)	(4)	(9)	(8)
Amortization of actuarial loss and prior service cost	2	0	3	1
Net periodic benefit cost	$4	$2	$7	$5

See our 2014 Annual Report on Form 10-K, Item 8, Note 13, Employee Retirement Benefits, Page 148, for information on our retirement benefits. We made matching contributions totaling $3 million and $2 million to our
401(k) and Top Hat savings plans during the second quarter of 2015 and 2014 and contributions of $7 million and $6 million for the first half of 2015 and 2014, respectively.

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

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

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

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

Segment information is summarized in the following table:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues:
Commercial lines insurance
Commercial casualty	$252	$234	$496	$458
Commercial property	203	180	399	351
Commercial auto	139	132	275	258
Workers' compensation	90	95	183	187
Other commercial	61	73	125	152
Commercial lines insurance premiums	745	714	1,478	1,406
Fee revenues	1	1	2	2
Total commercial lines insurance	746	715	1,480	1,408

Personal lines insurance
Personal auto	125	117	248	233
Homeowner	114	111	228	220
Other personal	33	30	64	59
Personal lines insurance premiums	272	258	540	512
Fee revenues	—	1	1	1
Total personal lines insurance	272	259	541	513

Excess and surplus lines insurance	42	34	82	67
Fee revenues	1	—	1	—
Total excess and surplus lines insurance	43	34	83	67

Life insurance premiums	52	53	105	101
Separate account investment management fees	1	1	2	3
Total life insurance	53	54	107	104

Investments
Investment income, net of expenses	140	136	279	271
Realized investment gains, net	60	14	107	36
Total investment revenue	200	150	386	307

Other	2	2	4	4
Total revenues	$1,316	$1,214	$2,601	$2,403

Income (loss) before income taxes:
Insurance underwriting results
Commercial lines insurance	$97	$28	$123	$30
Personal lines insurance	(25)	(40)	(28)	(47)
Excess and surplus lines insurance	11	5	15	9
Life insurance	1	(1)	(2)	(1)
Investments	178	130	343	266
Other	(14)	(15)	(29)	(31)
Total income before income taxes	$248	$107	$422	$226

Identifiable assets:	June 30, 2015	December 31, 2014
Property casualty insurance	$2,690	$2,656
Life insurance	1,277	1,316
Investments	14,606	14,441
Other	315	340
Total	$18,888	$18,753

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

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

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

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

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

CORPORATE FINANCIAL HIGHLIGHTS

Net Income and Comprehensive Income Data

(Dollars in millions except per share data)	Three months ended June 30,			Six months ended June 30,
	2015	2014	% Change	2015	2014	% Change
Net income and comprehensive income data:
Earned premiums	$1,111	$1,059	5	$2,205	$2,086	6
Investment income, net of expenses (pretax)	140	136	3	279	271	3
Realized investment gains, net (pretax)	60	14	329	107	36	197
Total revenues	1,316	1,214	8	2,601	2,403	8
Net income	176	84	110	304	175	74
Comprehensive (loss) income	(26)	238	nm	74	403	(82)
Net income—diluted	1.06	0.51	108	1.84	1.06	74
Cash dividends declared	0.46	0.44	5	0.92	0.88	5
Diluted weighted average shares outstanding	165.5	165.1	0	165.5	165.1	0

Revenues rose for the second quarter and the first six months of 2015 compared with the same periods of 2014, primarily due to growth in earned premiums. Premium and investment revenue trends are discussed further in the respective sections of Financial Results.

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

Net income for the second quarter of 2015, compared with the second quarter of 2014, increased $92 million, including an increase in property casualty underwriting income of $59 million after taxes. Lower catastrophe losses, mostly weather related, accounted for $23 million of both increases. Second-quarter 2015 after-tax net realized investment gains and losses were $29 million higher than the same quarter a year ago. After-tax investment income in our investment segment results for the second quarter of 2015 rose $4 million compared with the same quarter of 2014. Life insurance segment results on a pretax basis were $2 million higher.

For the six months ended June 30, 2015, net income rose $129 million compared with the same period of 2014, also primarily due to an increase in property casualty underwriting income of $77 million after taxes, including $52 million from lower catastrophe losses. After-tax investment income increased by $7 million while after-tax net realized investment gains and losses were $46 million higher. Life insurance segment results on a pretax basis were $1 million lower.

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

The board of directors is committed to rewarding shareholders directly through cash dividends and through share repurchase authorizations. Through 2014, the company had increased the indicated annual cash dividend rate for 54 consecutive years, a record we believe was matched by only eight other publicly traded companies. In January 2015, the board of directors increased the second-quarter dividend to 46 cents per share, setting the stage for our 55th consecutive year of increasing cash dividends. During the first six months of 2015, cash dividends declared by the company increased approximately 5 percent compared with the same period of 2014. Our board regularly evaluates relevant factors in decisions related to dividends and share repurchases. The 2015 dividend increase reflected our strong earnings performance and signaled management’s and the board’s positive outlook and confidence in our outstanding capital, liquidity and financial flexibility.

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

Balance Sheet Data and Performance Measures

(In millions except share data)	At June 30,	At December 31,
	2015	2014
Balance sheet data:
Total investments	$14,551	$14,386
Total assets	18,888	18,753
Short-term debt	49	49
Long-term debt	791	791
Shareholders' equity	6,497	6,573
Book value per share	39.60	40.14
Debt-to-total-capital ratio	11.4%	11.3%

Total assets at June 30, 2015, increased 1 percent compared with year-end 2014, primarily due to growth in invested assets largely driven by net purchases of securities. Shareholders’ equity decreased 1 percent, and book value per share also decreased 1 percent during the first six months of 2015. Our debt-to-total-capital ratio (capital is the sum of debt plus shareholders’ equity) rose slightly from year-end 2014. The value creation ratio, a non-GAAP measure defined below, was lower for the first six months of 2015, compared with the same period in 2014, primarily due to lower net gains from our investment portfolio. The $0.54 decrease in book value per share during the first six months of 2015 contributed negative 1.4 percentage points to the value creation ratio, while dividends declared at $0.92 per share contributed positive 2.3 points. Value creation ratio trends in total and by major components, along with a reconciliation of the non-GAAP measure to comparable GAAP measures, are shown in the tables below.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Value creation ratio major components:
Net income before net realized gains	2.1%	1.2%	3.5%	2.5%
Change in realized and unrealized gains, fixed-maturity securities	(1.8)	1.0	(1.3)	2.0
Change in realized and unrealized gains, equity securities	(0.8)	1.6	(1.2)	2.2
Other	0.1	0.1	(0.1)	(0.1)
Value creation ratio	(0.4)%	3.9%	0.9%	6.6%

(Dollars are per share)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Book value change per share:
End of period book value	$39.60	$38.77	$39.60	$38.77
Less beginning of period book value	40.22	37.73	40.14	37.21
Change in book value	$(0.62)	$1.04	$(0.54)	$1.56

Change in book value:
Net income before realized gains	$0.84	$0.46	$1.43	$0.93
Change in realized and unrealized gains, fixed-maturity securities	(0.71)	0.38	(0.52)	0.73
Change in realized and unrealized gains, equity securities	(0.32)	0.62	(0.50)	0.81
Dividend declared to shareholders	(0.46)	(0.44)	(0.92)	(0.88)
Other	0.03	0.02	(0.03)	(0.03)
Change in book value	$(0.62)	$1.04	$(0.54)	$1.56

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

(Dollars are per share)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Value creation ratio:
End of period book value	$39.60	$38.77	$39.60	$38.77
Less beginning of period book value	40.22	37.73	40.14	37.21
Change in book value	(0.62)	1.04	(0.54)	1.56
Dividend declared to shareholders	0.46	0.44	0.92	0.88
Total value creation	$(0.16)	$1.48	$0.38	$2.44

Value creation ratio from change in book value*	(1.5)%	2.7%	(1.4)%	4.2%
Value creation ratio from dividends declared to shareholders**	1.1	1.2	2.3	2.4
Value creation ratio	(0.4)%	3.9%	0.9%	6.6%

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

Performance Drivers
When looking at our long-term objectives, we see three performance drivers:

•
Premium growth – We believe our agency relationships and initiatives can lead to a property casualty written premium growth rate over any five-year period that exceeds the industry average. For the first six months of 2015, our total property casualty net written premium year-over-year growth was 4 percent, slightly exceeding A.M. Best's February 2015 projection of approximately 3 percent full-year growth for the industry. For the five-year period 2010 through 2014, our growth rate was approximately double that of the industry. The industry's growth rate excludes its mortgage and financial guaranty lines of business. Our premium growth initiatives are discussed below in Highlights of Our Strategies and Supporting Initiatives.

•
Combined ratio – We believe our underwriting philosophy and initiatives can generate a GAAP combined ratio over any five-year period that is consistently within the range of 95 percent to 100 percent. For the first six months of 2015, our GAAP combined ratio was 94.9 percent and our statutory combined ratio was 93.4 percent, both including 6.3 percentage points of current accident year catastrophe losses partially offset by 4.4 percentage points of favorable loss reserve development on prior accident years. As of February 2015,

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

A.M. Best forecasted the industry's full-year 2015 statutory combined ratio at approximately 99 percent, including approximately 5 percentage points of catastrophe losses and a favorable impact of approximately 2 percentage points from prior accident year reserve releases. The industry's ratio again excludes its mortgage and financial guaranty lines of business.

•
Investment contribution – We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year return of the Standard & Poor’s 500 Index. For the first six months of 2015, pretax investment income was $279 million, up 3 percent compared with the same period in 2014. We believe our investment portfolio mix provides an appropriate balance of income stability and growth with capital appreciation potential.

Highlights of Our Strategy and Supporting Initiatives
Management has worked to identify a strategy that can lead to long-term success, with concurrence by the board of directors. Our strategy is intended to position the company to compete successfully in the markets we have targeted while appropriately managing risk. Further description of our long-term, proven strategy can be found in our 2014 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 5. We believe that the successful implementation of the initiatives below will help us: better serve our independent agent customers and their clients; reduce variability in our financial results; grow earnings and book value over the long term; and help us navigate challenging economic, market or industry-pricing cycles.

•
Improve insurance profitability – Implementation of these initiatives is intended to enhance underwriting expertise and knowledge, thereby increasing our ability to manage our business and to gain efficiencies. Better profit margins can arise from additional information and more focused action on underperforming product lines, as well as pricing capabilities, which we are expanding through the use of technology and analytics. Refining internal processes and developing additional performance metrics can help us be more efficient and effective. These initiatives also support the ability of the independent agencies that represent us to grow profitably by allowing them to serve clients faster and to more efficiently manage agency expenses.

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
In our commercial auto line of business, pricing precision is an ongoing focus. We are taking action by improving premium rate classification and using other rating variables in risk selection and pricing, plus further automating collection of key rating variables. Progress during the first six months of 2015 included implementation of an enhanced process to verify vehicle identification numbers, and we continue efforts to further automate obtaining driver history information through motor vehicle reports. In addition, our commercial auto policies that renewed during the first half of 2015 experienced an estimated average price percentage increase in the mid-single-digit range.

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

In our personal auto line of business, rate increases that apply pricing precision variables continued to be implemented during the first half of 2015 for the majority of states where we market personal lines products. On average, our personal auto policies experienced a percentage rate increase during the first six months of 2015 estimated near the low end of the mid-single-digit range. Approved rate increases for 14 states, effective in the second half of 2015, average in the upper-single-digit range.

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

An important initiative for 2015 is to begin ramping up operations for our customer care center for small commercial business policies. Using the services of our customer care center reduces our agents' administrative load and frees up time and resources to spend growing their businesses. Progress during the first six months of 2015 included adding to the number of participating agencies. As of the end of June, a total of 66 agencies participated.
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

Drive Premium Growth
Primary initiatives to drive premium growth include:

•
Expansion of our marketing and service capabilities – We continue to enhance our generalist approach to allow our appointed agencies to better compete in the marketplace by providing services their clients want. Expansion initiatives include ongoing development and coordination of targeted marketing programs, including those focused on franchises, professional and trade associations and risk purchasing groups. We also plan to continue adding field marketing representatives for increased agency support in targeted areas. We expanded our excess and surplus lines field underwriting presence by adding a field underwriter during the first half of 2015, and plan to add additional field staff during the second half in each of our property casualty insurance segments. Expanding our customer care center also enhances our service and support for agencies, as does our marketing campaign that includes advertising through television and other media. The campaign's effectiveness is demonstrated in part by a significant increase in people coming to our website to locate an agency that offers Cincinnati Insurance products.

An important premium growth initiative beginning in 2015 is our expansion of marketing and enhanced products and services to our independent agents serving high net worth personal lines clients. We believe we are on track to offer through agents in the state of New York, beginning in the third quarter of 2015, a new suite of insurance products serving the unique needs of high net worth personal lines clients. That suite of products, known as Executive Capstone™, will offer higher coverage limits and new options for home, automobile, personal umbrella, watercraft and valuable article products.
Another important premium growth initiative is expansion of reinsurance assumed, announced in April 2015. Seeing long-term opportunities in reinsurance, we announced the hiring of an experienced executive to lead that initiative. During the second half of 2015, we plan to establish a small team of qualified associates and expand operations for reinsurance assumed. We recognize the current challenges in the reinsurance market, and our business plan is focused on delivering profitable risk-adjusted returns over time. However, the reinsurance market is large and dynamic, and as a new entrant during this period of reinsurer consolidation, we are benefiting from ceding insurers who desire the high-quality diversifying counterparty credit that we offer. We believe we are well-positioned to take our time and maintain underwriting discipline as we develop relationships and expertise that we believe will benefit the company and shareholders over the long term.

•
New agency appointments – We continue to appoint new agencies to develop additional points of distribution, focusing on areas where our property casualty insurance market share is less than 1 percent while also considering economic and catastrophe risk factors. In 2015, we plan to appoint approximately 100 additional

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

independent agencies. During the first six months of 2015, we appointed 53 new agencies that write, in aggregate, approximately $1.7 billion in property casualty premiums annually with various insurance carriers for an average of approximately $32 million per agency. As of June 30, 2015, a total of 1,493 agency relationships market our property casualty insurance products from 1,913 reporting locations. During the first six months of 2015, our life insurance company also appointed 46 independent life insurance agencies that do not represent our property casualty insurance companies.
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
Expansion into new states provides opportunities to replicate and leverage our highly successful agent-centered business model through the appointment of additional agencies. Our personal lines segment plans to expand its footprint in two ways: by targeting states where we currently write only commercial lines; and by entering new states where we do not yet have appointed agencies. Our expansion plans include New Jersey in the first half of 2016, California in the second half of 2016, and Texas and Massachusetts in 2017.

We measure the overall success of our strategy to drive premium growth primarily through changes in net written premiums, as discussed in the Performance Drivers section above. In addition to tracking our progress toward our year-end 2015 consolidated annual direct written premiums target of $5 billion, we believe we can grow faster than the industry average over any five-year period.

Financial Strength
An important part of our long-term strategy is financial strength, which is described in our 2014 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Financial Strength, Page 7. One aspect of our financial strength is prudent use of reinsurance to help manage financial performance variability due to catastrophe loss experience. A description of how we use reinsurance is included in our 2014 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, 2015 Reinsurance Programs, Page 106. Another aspect of our financial strength is our investment portfolio, which remains well-diversified as discussed in this quarterly report in Item 3, Quantitative and Qualitative Disclosures About Market Risk. We continue to maintain strong parent-company liquidity and financial strength that increase our flexibility to maintain our cash dividend through all periods and to continue to invest in and expand our insurance operations.

At June 30, 2015, we held $1.823 billion of our cash and invested assets at the parent-company level, of which $1.601 billion, or 87.8 percent, was invested in common stocks, and $48 million, or 2.6 percent, was cash or cash equivalents. Our debt-to-total-capital ratio at 11.4 percent remains well below our target limit. Another important indicator of financial strength is our ratio of property casualty net written premiums to statutory surplus, which was 1.0-to-1 for the 12 months ended June 30, 2015, up from 0.9-to-1 at year-end 2014.

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

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

As of July 27, 2015, our insurer financial strength ratings were:

Insurer Financial Strength Ratings
Rating Agency	Standard Market Property Casualty Insurance Subsidiaries			Life Insurance Subsidiary			Excess and Surplus Lines Insurance Subsidiary			Date of Most Recent Affirmation or Action
			Rating Tier			Rating Tier			Rating Tier
A.M. Best Co. ambest.com	A+	Superior	2 of 16	A	Excellent	3 of 16	A	Excellent	3 of 16	Stable outlook (12/12/14)
Fitch Ratings fitchratings.com	A+	Strong	5 of 21	A+	Strong	5 of 21	-	-	-	Stable outlook (07/15/15)
Moody's Investors Service moodys.com	A1	Good	5 of 21	-	-	-	-	-	-	Stable outlook (04/30/13)
Standard & Poor's Ratings Services spratings.com	A+	Strong	5 of 21	A+	Strong	5 of 21	-	-	-	Stable outlook (06/30/15)

On June 30, 2015, Standard & Poor's Ratings Services upgraded the ratings that it had assigned in July 2010, to A+ from A, revising its outlook to stable. Standard & Poor's said its rating reflected the improvement in our overall risk exposures, strong capital position and improved underwriting discipline. It also said those factors, combined with our strong risk-management culture, should continue to reduce earnings volatility inherent to our risk exposure to natural catastrophes. Standard & Poor's noted its rating could be lowered if capital adequacy deteriorated significantly for a prolonged period or if earnings weakened to substantially less than its base-case assumptions.

No other ratings agency actions to our insurer financial strength ratings occurred during the second quarter of 2015. All of our insurance subsidiaries continue to be highly rated.

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

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

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2015	2014	% Change	2015	2014	% Change
Earned premiums	$1,059	$1,006	5	$2,100	$1,985	6
Fee revenues	2	2	0	4	3	33
Total revenues	1,061	1,008	5	2,104	1,988	6
Loss and loss expenses from:
Current accident year before catastrophe losses	645	653	(1)	1,302	1,262	3
Current accident year catastrophe losses	79	120	(34)	133	216	(38)
Prior accident years before catastrophe losses	(70)	(61)	(15)	(81)	(81)	0
Prior accident years catastrophe losses	—	(5)	100	(11)	(14)	21
Loss and loss expenses	654	707	(7)	1,343	1,383	(3)
Underwriting expenses	324	308	5	651	613	6
Underwriting profit (loss)	$83	$(7)	nm	$110	$(8)	nm

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	60.9%	64.8%	(3.9)	62.0%	63.6%	(1.6)
Current accident year catastrophe losses	7.5	11.9	(4.4)	6.3	10.9	(4.6)
Prior accident years before catastrophe losses	(6.6)	(6.0)	(0.6)	(3.9)	(4.1)	0.2
Prior accident years catastrophe losses	0.0	(0.5)	0.5	(0.5)	(0.7)	0.2
Loss and loss expenses	61.8	70.2	(8.4)	63.9	69.7	(5.8)
Underwriting expenses	30.6	30.7	(0.1)	31.0	30.9	0.1
Combined ratio	92.4%	100.9%	(8.5)	94.9%	100.6%	(5.7)

Combined ratio	92.4%	100.9%	(8.5)	94.9%	100.6%	(5.7)
Contribution from catastrophe losses and prior years reserve development	0.9	5.4	(4.5)	1.9	6.1	(4.2)
Combined ratio before catastrophe losses and prior years reserve development	91.5%	95.5%	(4.0)	93.0%	94.5%	(1.5)

Our consolidated property casualty insurance operations generated an underwriting profit of $83 million and $110 million for the three and six months ended June 30, 2015. The three-month improvement of $90 million, compared with second-quarter 2014, included a decrease of $36 million in losses from weather-related natural catastrophes. The six-month improvement of $118 million, compared with the first half of 2014, was driven by a

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

decrease of $80 million in losses from weather-related natural catastrophes and $40 million of weather-related losses not identified as part of designated catastrophe events for the property casualty industry, typically referred to as noncatastrophe weather losses. The favorable effects of less weather-related losses in aggregate were partially offset by a $32 million underwriting profit reduction, before catastrophe effects, from our auto lines of business, largely due to strengthening of auto reserves. We believe future property casualty underwriting results will continue to benefit from price increases and our ongoing initiatives to improve pricing precision and loss experience related to claims and loss control practices.
For both our commercial auto and personal auto lines of business, for the second quarter and first half of 2015, we experienced a rising trend in paid losses and loss expenses that was more than we expected. As a result, we increased our actuarial best estimate of ultimate loss and loss expense ratios for both lines at the end of the first and second quarters of 2015, compared with the end of the previous quarter. Net loss and loss expense reserves at June 30, 2015, for our auto lines in aggregate, were $78 million higher than at year-end 2014. The incurred but not reported (IBNR) portion was $68 million. The case incurred loss and loss expense ratio for our auto lines improved for the first half of 2015 by 0.9 percentage points compared with the first half of 2014, indicating what may be the start of an improving trend.
For all property casualty lines of business in aggregate, net loss and loss expense reserves at June 30, 2015, were $199 million higher than at year-end 2014, including $114 million for IBNR. The $199 million reserve increase raised year-end 2014 net loss and loss expense reserves by 5 percent, compared with a 6 percent increase in earned premiums for the first half of 2015.

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

Our consolidated property casualty combined ratio for the second quarter of 2015 improved 8.5 percentage points, and for the first six months of 2015 it improved 5.7 points, both compared with the same periods of 2014. The ratios for catastrophe losses and loss expenses were 3.9 and 4.4 percentage points lower for the second quarter and first half of 2015, respectively, driving the improvement. Noncatastrophe weather-related losses were 2.2 points lower for the six-month 2015 period, further contributing to the improved first-half 2015 combined ratio.

The combined ratio can be affected significantly by natural catastrophe losses and other large losses as discussed in detail below. The combined ratio can also be affected by updated estimates of loss and loss expense reserves established for claims that occurred in prior periods, referred to as prior accident years. Net favorable development on prior accident year reserves, including reserves for catastrophe losses, benefited the combined ratio by 4.4 percentage points in the first six months of 2015, compared with 4.8 percentage points in the same period of 2014. Net favorable development is discussed in further detail in Financial Results by property casualty insurance segment.

The ratio for current accident year loss and loss expenses before catastrophe losses improved in the first six months of 2015. The 62.0 percent ratio for the first six months of 2015 decreased 1.6 percentage points compared with the 63.6 percent accident year 2014 ratio measured as of June 30, 2014. The unfavorable effect of higher current accident year ratios for our auto lines of business partially offset the favorable effects of lower noncatastrophe weather-related losses, overall higher pricing and lower large losses of $1 million or more per claim, discussed below.

The underwriting expense ratios for the second quarter and first six months of 2015 essentially matched the same periods of 2014. Strategic investments to enhance underwriting expertise, such as personal lines staff additions to support high net worth market expansion, basically offset the favorable effects of higher earned premiums and ongoing expense management efforts.

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

Consolidated Property Casualty Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2015	2014	% Change	2015	2014	% Change
Agency renewal written premiums	$1,018	$974	5	$2,001	$1,930	4
Agency new business written premiums	138	133	4	254	256	(1)
Other written premiums	(14)	(25)	44	(47)	(67)	30
Net written premiums	1,142	1,082	6	2,208	2,119	4
Unearned premium change	(83)	(76)	(9)	(108)	(134)	19
Earned premiums	$1,059	$1,006	5	$2,100	$1,985	6

The trends in net written premiums and earned premiums summarized in the table above largely reflect the effects of price increases.

Consolidated property casualty net written premiums for the three and six months ended June 30, 2015, grew $60 million and $89 compared with the same periods of 2014. Each of our property casualty segments continued to grow during the first three months of 2015. Our premium growth initiatives from prior years have provided an ongoing favorable effect on growth during the current year, particularly as newer agency relationships mature over time. We discuss current initiatives in the Highlights of Our Strategy and Supporting Initiatives section of this quarterly report. The main drivers of trends for 2015 are discussed in more detail by segment below in Financial Results.

Consolidated property casualty agency new business written premiums rose $5 million for the second quarter of 2015, compared with second-quarter 2014. For the six months ended June 30, 2015, they decreased $2 million compared with the same period of 2014. New business written premiums were lower than the year-ago periods for our commercial lines segment and higher for both our personal lines insurance and our excess and surplus lines insurance segments. New agency appointments during 2014 and 2015 produced a $12 million increase in standard lines new business for the first six months of 2015 compared with the same period in 2014. As we appoint new agencies that choose to move accounts to us, we report these accounts as new business. While this business is new to us, in many cases it is not new to the agent. We believe these seasoned accounts tend to be priced more accurately than business that may be less familiar to our agent upon obtaining it from a competing agent.

Other written premiums include premiums ceded to reinsurers as part of our ceded reinsurance program. A decrease in second-quarter and first-half 2015 ceded premiums, compared with the same periods of 2014, contributed $8 million and $14 million, respectively, to net written premium growth for the 2015 periods.

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

Catastrophe losses and loss expenses typically have a material effect on property casualty results and can vary significantly from period to period. Losses from natural catastrophes contributed 7.5 and 5.8 percentage points to the combined ratio in the second quarter and first six months of 2015, compared with 11.4 and 10.2 percentage points in the same periods of 2014. Some of those losses were applicable to loss deductible provisions of our collateralized reinsurance funded through catastrophe bonds. For our collateralized reinsurance arrangement effective January 18, 2014, aggregate losses applicable through June 30, 2015, were $29 million for the specific geographic locations included in the severe convective storm portion of that coverage, after two per occurrence deductibles of $5 million each. If aggregate losses after deductibles exceed $160 million during an annual coverage period, we can recover the excess through funds that collateralize the catastrophe bonds. The following table shows catastrophe losses and loss expenses incurred, net of reinsurance, as well as the effect of loss development on prior period catastrophe events. We individually list declared catastrophe events for which our incurred losses reached or exceeded $10 million.

Catastrophe Losses and Loss Expenses Incurred

(Dollars in millions, net of reinsurance)			Three months ended June 30,				Six months ended June 30,
			Comm.	Pers.	E&S		Comm.	Pers.	E&S
Dates	Event	Region	lines	lines	lines	Total	lines	lines	lines	Total
2015
Feb. 16-27	Freezing, ice and snow, wind	Midwest, Northeast, South	$1	$—	$—	$1	$33	$9	$—	$42
Apr. 7-10	Flood, hail, wind	Midwest, Northeast, South	8	15	—	23	8	15	—	23
Apr. 18-20	Flood, hail, wind	Midwest, South	6	6	—	12	6	6	—	12
All other 2015 catastrophes			28	14	1	43	35	20	1	56
Development on 2014 and prior catastrophes			—	—	—	—	(9)	(2)	—	(11)
Calendar year incurred total			$43	$35	$1	$79	$73	$48	$1	$122
2014
Jan. 5-8	Freezing, ice and snow, wind	Midwest, Northeast, South	$(1)	$1	$—	$—	$50	$25	$1	$76
Apr. 27- May 1	Flood, hail, wind	Midwest, Northeast, South	6	9	—	15	6	9	—	15
May 10-14	Flood, hail, wind	Midwest	4	7	—	11	4	7	—	11
May 18-23	Flood, hail, wind	Midwest, South, West	19	20	1	40	19	20	1	40
Jun. 3-5	Flood, hail, wind	Midwest	12	2	—	14	12	2	—	14
All other 2014 catastrophes			24	16	—	40	35	25	—	60
Development on 2013 and prior catastrophes			(4)	(1)	—	(5)	(7)	(7)	—	(14)
Calendar year incurred total			$60	$54	$1	$115	$119	$81	$2	$202

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

The following table includes data for losses incurred of $1 million or more per claim, net of reinsurance.

Consolidated Property Casualty Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended June 30,			Six months ended June 30,
	2015	2014	% Change	2015	2014	% Change
Current accident year losses greater than $5,000,000	$5	$11	(55)	$17	$12	42
Current accident year losses $1,000,000- $5,000,000	24	52	(54)	61	74	(18)
Large loss prior accident year reserve development	(4)	17	nm	11	27	(59)
Total large losses incurred	25	80	(69)	89	113	(21)
Losses incurred but not reported	38	(16)	nm	81	5	nm
Other losses excluding catastrophe losses	417	436	(4)	835	863	(3)
Catastrophe losses	78	111	(30)	120	197	(39)
Total losses incurred	$558	$611	(9)	$1,125	$1,178	(4)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5,000,000	0.5%	1.1%	(0.6)	0.8%	0.6%	0.2
Current accident year losses $1,000,000- $5,000,000	2.1	5.0	(2.9)	2.9	3.8	(0.9)
Large loss prior accident year reserve development	(0.3)	1.7	(2.0)	0.5	1.4	(0.9)
Total large loss ratio	2.3	7.8	(5.5)	4.2	5.8	(1.6)
Losses incurred but not reported	3.6	(1.6)	5.2	3.9	0.2	3.7
Other losses excluding catastrophe losses	39.6	43.4	(3.8)	39.8	43.5	(3.7)
Catastrophe losses	7.3	11.1	(3.8)	5.7	9.9	(4.2)
Total loss ratio	52.8%	60.7%	(7.9)	53.6%	59.4%	(5.8)

We believe the inherent variability of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the variability in addition to general inflationary trends in loss costs. Our analysis continues to indicate no unexpected concentration of large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The second-quarter 2015 property casualty total large losses incurred of $25 million, net of reinsurance, were lower than the $52 million quarterly average during 2014 and also were lower than the $80 million for the second quarter of 2014. The ratio for these large losses and case reserve increases was 5.5 percentage points lower compared with last year’s second quarter. The second-quarter 2015 amount of total large losses incurred helped contribute to the decrease in the six-month 2015 total large loss ratio, compared with 2014, in addition to a first-quarter 2015 ratio that was 2.6 points higher than the first quarter of 2014. We believe results for the three-month and six-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million. Losses by size are discussed in further detail in results of operations by property casualty insurance segment.

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

COMMERCIAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2015	2014	% Change	2015	2014	% Change
Earned premiums	$745	$714	4	$1,478	$1,406	5
Fee revenues	1	1	0	2	2	0
Total revenues	746	715	4	1,480	1,408	5
Loss and loss expenses from:
Current accident year before catastrophe losses	437	454	(4)	886	864	3
Current accident year catastrophe losses	43	64	(33)	82	126	(35)
Prior accident years before catastrophe losses	(63)	(53)	(19)	(68)	(53)	(28)
Prior accident years catastrophe losses	—	(4)	100	(9)	(7)	(29)
Loss and loss expenses	417	461	(10)	891	930	(4)
Underwriting expenses	232	226	3	466	448	4
Underwriting profit	$97	$28	246	$123	$30	310

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	58.7%	63.4%	(4.7)	59.9%	61.5%	(1.6)
Current accident year catastrophe losses	5.8	9.1	(3.3)	5.6	9.0	(3.4)
Prior accident years before catastrophe losses	(8.6)	(7.5)	(1.1)	(4.6)	(3.8)	(0.8)
Prior accident years catastrophe losses	0.1	(0.5)	0.6	(0.6)	(0.5)	(0.1)
Loss and loss expenses	56.0	64.5	(8.5)	60.3	66.2	(5.9)
Underwriting expenses	31.2	31.8	(0.6)	31.6	31.9	(0.3)
Combined ratio	87.2%	96.3%	(9.1)	91.9%	98.1%	(6.2)

Combined ratio	87.2%	96.3%	(9.1)	91.9%	98.1%	(6.2)
Contribution from catastrophe losses and prior years reserve development	(2.7)	1.1	(3.8)	0.4	4.7	(4.3)
Combined ratio before catastrophe losses and prior years reserve development	89.9%	95.2%	(5.3)	91.5%	93.4%	(1.9)

Overview
Performance highlights for the commercial lines segment include:

•
Premiums – Earned premiums and net written premiums for the commercial lines segment grew during the second quarter and first six months of 2015, driven by renewal premium growth that continued to reflect price increases and a higher level of insured exposures. Lower new business written premiums partially offset that growth. The table below analyzes the primary components of earned premiums. We continue to use predictive analytics tools to improve pricing precision and segmentation while also leveraging our local relationships with agents through the efforts of our teams that work closely with them. We seek to maintain appropriate pricing discipline for both new and renewal business as our agents and underwriters assess account quality to make careful decisions on a case-by-case basis whether to write or renew a policy.

Agency renewal written premiums rose 4 percent for the second quarter and 3 percent for the six months ended June 30, 2015, reflecting price increases and improving economic conditions. During the second quarter of 2015, our overall standard commercial lines policies continued to average estimated renewal price increases at percentages near the middle of the low-single-digit range. We continue to segment commercial lines policies, emphasizing identification and retention of policies we believe have relatively stronger pricing. Conversely, we have been seeking stricter renewal terms and conditions on policies we believe have relatively weaker pricing, in turn retaining fewer of those policies. As a result, the average change in commercial lines renewal pricing was somewhat lower than in early 2014. We measure average changes in commercial lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for the respective policies.
Our average overall commercial lines renewal pricing change includes the impact of flat pricing of certain coverages within package policies written for a three-year term that were in force but did not expire during the

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

period being measured. Therefore, the change in average commercial lines renewal pricing we report reflects a blend of three-year policies that did not expire and other policies that did expire during the measurement period. For commercial lines policies that did expire and were then renewed during the second quarter of 2015, we estimate that the average percentage price increase for our major commercial lines of business included commercial auto and commercial property in the mid-single-digit range and commercial casualty in the low-single-digit range. The estimated average price change for our workers’ compensation line was essentially flat.
Renewal premiums for our commercial casualty and workers’ compensation lines include the results of policy audits that adjust initial premium amounts based on differences between estimated and actual sales or payroll related to a specific policy. Audits completed during the second quarter and first six months of 2015 contributed $20 million and $37 million to net written premiums, respectively. Audits contributed $4 million of the $39 million net increase in net written premiums for the second quarter of 2015 and $9 million of the $51 million net increase in net written premiums for the first six months of 2015, compared with the same periods a year ago. The $72 million increase in earned premiums during the first six months of 2015, compared with 2014, included an increase from audit premiums of $10 million.
New business written premiums for commercial lines decreased $2 million during the second quarter and $13 million for the first six months of 2015, compared with the same periods last year. The decrease reflected underwriting and pricing discipline in a competitive market environment.
Other written premiums include premiums ceded to reinsurers as part of our ceded reinsurance program. A decrease in ceded premiums contributed $7 million to net written premium growth for the second quarter and $12 million for the first six months of 2015, compared with the same periods of 2014.

Commercial Lines Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2015	2014	% Change	2015	2014	% Change
Agency renewal written premiums	$699	$669	4	$1,429	$1,382	3
Agency new business written premiums	93	95	(2)	172	185	(7)
Other written premiums	(5)	(16)	69	(31)	(48)	35
Net written premiums	787	748	5	1,570	1,519	3
Unearned premium change	(42)	(34)	(24)	(92)	(113)	19
Earned premiums	$745	$714	4	$1,478	$1,406	5

•
Combined ratio – The commercial lines combined ratio improved for the three and six months ended June 30, 2015, compared with the same periods of 2014, primarily due to weather-related natural catastrophe losses and loss expenses that were 2.7 and 3.5 percentage points lower. The three-month and six-month 2015 combined ratios also reflected decreases of 1.2 and 1.8 percentage points, respectively, for noncatastrophe weather-related losses, in addition to overall more favorable reserve development on prior accident years.

Catastrophe losses and loss expenses accounted for 5.9 and 5.0 percentage points of the combined ratio for the second quarter and first six months of 2015, compared with 8.6 and 8.5 percentage points for the same periods a year ago. The 10-year annual average for that catastrophe measure through 2014 for the commercial lines segment is 4.5 percentage points, and the five-year annual average is 5.9 percentage points. The first-half 2015 ratio for noncatastrophe weather-related losses, at 2.5 percent, compared favorably to 4.3 percent for the same period a year ago.
The net effect of reserve development on prior accident years during the second quarter and first six months of 2015 was favorable for commercial lines overall by $63 million and $77 million compared with $57 million and $60 million for the same periods in 2014. For the six months ended June 30, 2015, our workers’ compensation line of business was the largest contributor to the total commercial lines net favorable reserve development on prior accident years, followed by commercial casualty. Those contributions were partially offset by unfavorable development for our commercial auto line of business. The remaining major commercial lines of business experienced six-month favorable development at amounts less than workers' compensation and commercial casualty. The net favorable reserve development recognized during the first six months of 2015 for commercial lines was distributed approximately one-third each among accident years 2014, 2013 and 2012, and was primarily due to lower-than-anticipated loss emergence on known claims. Reserve estimates are

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

inherently uncertain as described in our 2014 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 51.
The commercial lines underwriting expense ratio decreased for the second quarter and first six months of 2015, compared with the same period of 2014, primarily due to higher earned premiums and ongoing expense management efforts.
Underwriting results and related measures for the combined ratio are summarized in the first table of Commercial Lines Insurance Results. The tables and discussion below provide additional details for certain primary drivers of underwriting results.

Commercial Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended June 30,			Six months ended June 30,
	2015	2014	% Change	2015	2014	% Change
Current accident year losses greater than $5,000,000	$5	$11	(55)	$17	$12	42
Current accident year losses $1,000,000- $5,000,000	14	47	(70)	38	64	(41)
Large loss prior accident year reserve development	(4)	15	nm	11	25	(56)
Total large losses incurred	15	73	(79)	66	101	(35)
Losses incurred but not reported	17	(34)	nm	48	(12)	nm
Other losses excluding catastrophe losses	274	292	(6)	546	574	(5)
Catastrophe losses	43	58	(26)	72	116	(38)
Total losses incurred	$349	$389	(10)	$732	$779	(6)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5,000,000	0.7%	1.6%	(0.9)	1.2%	0.8%	0.4
Current accident year losses $1,000,000- $5,000,000	1.7	6.5	(4.8)	2.6	4.6	(2.0)
Large loss prior accident year reserve development	(0.5)	2.1	(2.6)	0.7	1.8	(1.1)
Total large loss ratio	1.9	10.2	(8.3)	4.5	7.2	(2.7)
Losses incurred but not reported	2.2	(4.8)	7.0	3.2	(0.9)	4.1
Other losses excluding catastrophe losses	37.0	41.0	(4.0)	37.0	40.8	(3.8)
Catastrophe losses	5.8	8.3	(2.5)	4.9	8.3	(3.4)
Total loss ratio	46.9%	54.7%	(7.8)	49.6%	55.4%	(5.8)

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The second-quarter 2015 commercial lines total large losses incurred of $15 million, net of reinsurance, were lower than both the quarterly average of $47 million during 2014 and the $73 million total large losses incurred for the second quarter of 2014. The ratio for these large losses and case reserve increases was 8.3 percentage points lower compared with last year’s second-quarter ratio. The second-quarter 2015 amount of total large losses incurred helped contribute to the decrease in the six-month 2015 total large loss ratio, compared with 2014, partially offsetting a first-quarter 2015 ratio that was 2.9 points higher than the first quarter of 2014. We believe results for the three-month and six-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Commercial Lines of Business Analysis
Approximately 95 percent of our commercial lines premiums relate to accounts with coverages from more than one of our business lines. As a result, we believe that our commercial lines business is best measured and evaluated on a segment basis. However, we provide line-of-business data to summarize premium and loss trends separately for

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

each line. The ratios shown in the table below are components of loss and loss expenses as a percentage of earned premiums.

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2015	2014	% Change	2015	2014	% Change
Commercial casualty:
Written premiums	$274	$249	10	$540	$507	7
Earned premiums	252	234	8	496	458	8
Current accident year before catastrophe losses	59.6%	61.7%		59.4%	59.1%
Current accident year catastrophe losses	—	—		—	—
Prior accident years before catastrophe losses	(9.1)	(10.5)		(4.1)	(3.6)
Prior accident years catastrophe losses	—	—		—	—
Total loss and loss expenses ratio	50.5%	51.2%		55.3%	55.5%
Commercial property:
Written premiums	$218	$197	11	$424	$390	9
Earned premiums	203	180	13	399	351	14
Current accident year before catastrophe losses	42.1%	50.8%		47.8%	52.1%
Current accident year catastrophe losses	19.6	25.8		18.2	26.7
Prior accident years before catastrophe losses	(2.0)	(9.8)		(2.0)	(5.3)
Prior accident years catastrophe losses	0.1	(2.3)		(1.8)	(1.6)
Total loss and loss expenses ratio	59.8%	64.5%		62.2%	71.9%
Commercial auto:
Written premiums	$149	$144	3	$298	$289	3
Earned premiums	139	132	5	275	258	7
Current accident year before catastrophe losses	75.8%	72.1%		74.1%	70.0%
Current accident year catastrophe losses	1.3	4.1		0.7	2.1
Prior accident years before catastrophe losses	8.3	9.0		8.4	4.5
Prior accident years catastrophe losses	(0.2)	—		(0.2)	(0.1)
Total loss and loss expenses ratio	85.2%	85.2%		83.0%	76.5%
Workers' compensation:
Written premiums	$89	$92	(3)	$193	$198	(3)
Earned premiums	90	95	(5)	183	187	(2)
Current accident year before catastrophe losses	77.6%	83.2%		74.5%	80.0%
Current accident year catastrophe losses	—	—		—	—
Prior accident years before catastrophe losses	(44.8)	(21.2)		(30.3)	(15.8)
Prior accident years catastrophe losses	—	—		—	—
Total loss and loss expenses ratio	32.8%	62.0%		44.2%	64.2%
Other commercial lines:
Written premiums	$55	$66	(17)	$113	$135	(16)
Earned premiums	61	73	(16)	125	152	(18)
Current accident year before catastrophe losses	42.7%	59.6%		48.6%	52.9%
Current accident year catastrophe losses	3.4	17.8		6.6	17.9
Prior accident years before catastrophe losses	(13.6)	(4.2)		(6.7)	(0.2)
Prior accident years catastrophe losses	1.2	0.8		(0.7)	(0.3)
Total loss and loss expenses ratio	33.7%	74.0%		47.8%	70.3%

As discussed above, the loss and loss expenses ratio component of the combined ratio is an important measure of underwriting profit and performance. Catastrophe losses are volatile and can distort short-term profitability trends, particularly for certain lines of business. Development of loss and loss expense reserves on prior accident years can also distort trends in measures of profitability for recently written business. To illustrate these effects, we separate their impact on the ratios shown in the table above. For the six months ended June 30, 2015, the commercial line of business with the most significant profitability challenge was commercial auto. For the first six months of 2015, our commercial auto policies experienced average renewal price percentage increases in the

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

mid-single-digit range, which we believe will help improve profitability in future quarters. We discuss current initiatives for commercial auto in the Highlights of Our Strategy and Supporting Initiatives section of this quarterly report and in our 2014 Annual Report on Form 10-K, Item 7, Commercial Lines of Business Analysis, Page 72.

PERSONAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2015	2014	% Change	2015	2014	% Change
Earned premiums	$272	$258	5	$540	$512	5
Fee revenues	—	1	(100)	1	1	0
Total revenues	272	259	5	541	513	5
Loss and loss expenses from:
Current accident year before catastrophe losses	179	173	3	358	345	4
Current accident year catastrophe losses	35	55	(36)	50	88	(43)
Prior accident years before catastrophe losses	2	—	nm	1	(11)	nm
Prior accident years catastrophe losses	—	(1)	100	(2)	(7)	71
Loss and loss expenses	216	227	(5)	407	415	(2)
Underwriting expenses	81	72	13	162	145	12
Underwriting loss	$(25)	$(40)	38	$(28)	$(47)	40

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	65.9%	67.1%	(1.2)	66.3%	67.5%	(1.2)
Current accident year catastrophe losses	12.8	21.0	(8.2)	9.2	17.2	(8.0)
Prior accident years before catastrophe losses	1.1	0.2	0.9	0.2	(2.2)	2.4
Prior accident years catastrophe losses	(0.2)	(0.6)	0.4	(0.4)	(1.5)	1.1
Loss and loss expenses	79.6	87.7	(8.1)	75.3	81.0	(5.7)
Underwriting expenses	29.6	28.1	1.5	30.0	28.4	1.6
Combined ratio	109.2%	115.8%	(6.6)	105.3%	109.4%	(4.1)

Combined ratio	109.2%	115.8%	(6.6)	105.3%	109.4%	(4.1)
Contribution from catastrophe losses and prior years reserve development	13.7	20.6	(6.9)	9.0	13.5	(4.5)
Combined ratio before catastrophe losses and prior years reserve development	95.5%	95.2%	0.3	96.3%	95.9%	0.4

Overview
Performance highlights for the personal lines segment include:

•
Premiums – Personal lines earned premiums and net written premiums for the second quarter and first six months of 2015 continued to grow, reflecting renewal and new business written premiums. Price increases and a steady, high level of policy retention also contributed to premium growth. The table below analyzes the primary components of earned premiums.

Agency renewal written premiums increased 3 percent for both the second quarter and first six months of 2015, in part reflecting rate increases. We estimate that first-half 2015 premium rates for our personal auto line of business increased at average percentages near the low end of the mid-single-digit range. Approved rate increases for 14 states, effective in the second half of 2015, are at percentages averaging in the upper-single-digit range. For our homeowner line of business, we estimate that first-half 2015 rate increases again averaged in the mid-single-digit range. Some individual policies experienced lower or higher rate changes based on enhanced pricing precision enabled by predictive models.
Personal lines new business written premiums grew 25 percent and 20 percent during the second quarter and first six months of 2015, respectively, compared with the same periods of 2014. Key factors contributing to this growth included an increase in larger-sized policy submissions due to underwriting appetite and pricing changes made to our existing personal lines products, and increased visibility of underwriters and additional marketing efforts directed towards our agencies. In addition, in 2014 we began rolling out advanced quote

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

discounts for home and auto and new home purchase discounts in most states, allowing us to compete more favorably in the comparative rater environment.
Other written premiums include premiums ceded to reinsurers as part of our reinsurance program. A decrease in ceded premiums contributed $1 million to net written premium growth for both the first and second quarters of 2015, compared with the same periods of 2014.
We continue to implement strategies discussed in our 2014 Annual Report on Form 10-K, Item 1, Strategic Initiatives, Page 13, to enhance our responsiveness to marketplace changes and to help achieve our long-term objectives for personal lines growth and profitability. These strategies include initiatives to more profitably underwrite property and auto coverages.

Personal Lines Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2015	2014	% Change	2015	2014	% Change
Agency renewal written premiums	$285	$276	3	$508	$494	3
Agency new business written premiums	30	24	25	54	45	20
Other written premiums	(6)	(6)	0	(12)	(14)	14
Net written premiums	309	294	5	550	525	5
Unearned premium change	(37)	(36)	(3)	(10)	(13)	23
Earned premiums	$272	$258	5	$540	$512	5

•
Combined ratio – The personal lines combined ratio improved for the three months and six months ended June 30, 2015, compared with the same periods of 2014, primarily due to weather-related natural catastrophe losses and loss expenses that were 7.8 and 6.9 percentage points lower. The three-month and six-month 2015 combined ratios also reflected decreases of 2.1 and 3.5 percentage points, respectively, for noncatastrophe weather-related losses. The second-quarter and first-half 2015 combined ratio also reflected a lower amount of benefit from favorable reserve development on prior accident years and an increase in the underwriting expense ratio.

Catastrophe losses and loss expenses accounted for 12.6 and 8.8 percentage points of the combined ratio for the three months and six months ended June 30, 2015, compared with 20.4 and 15.7 percentage points for the same periods last year. The 10-year annual average catastrophe loss ratio through 2014 for the personal lines segment was 11.0 percentage points, and the five-year annual average was 12.1 percentage points. The first-half 2015 ratio for noncatastrophe weather-related losses, 5.4 percent, compared favorably with 8.9 percent for the first half of 2014.
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
Personal lines net reserve development on prior accident years netted to an unfavorable $2 million for the second quarter but a favorable $1 million for the first six months of 2015. Those amounts were $3 million and $17 million less favorable, respectively, than the same periods of 2014. Nearly all of the six-month difference resulted from our personal auto line of business. In the first six months of 2015, our homeowner line of business developed favorably, primarily for accident year 2014. For that same period, personal auto developed unfavorably, primarily for accident year 2013. Reserve estimates are inherently uncertain as described in our 2014 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 51.
The underwriting expense ratio increased 1.5 percentage points for the second quarter and 1.6 percentage points for first six months of 2015, compared with the same periods of 2014. The increases were primarily due to changes in estimates related to allocations of deferred acquisition costs by segment. In addition, strategic investments to enhance underwriting expertise, including personal lines staff additions to support expansion in high net worth markets, partially offset the favorable effects of higher earned premiums and ongoing expense management efforts.

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

Personal Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended June 30,			Six months ended June 30,
	2015	2014	% Change	2015	2014	% Change
Current accident year losses greater than $5,000,000	$—	$—	nm	$—	$—	nm
Current accident year losses $1,000,000- $5,000,000	10	4	150	22	8	175
Large loss prior accident year reserve development	—	2	(100)	—	2	(100)
Total large losses incurred	10	6	67	22	10	120
Losses incurred but not reported	14	9	56	21	4	425
Other losses excluding catastrophe losses	136	138	(1)	270	276	(2)
Catastrophe losses	34	52	(35)	47	79	(41)
Total losses incurred	$194	$205	(5)	$360	$369	(2)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5,000,000	—%	—%	0.0	—%	—%	0.0
Current accident year losses $1,000,000- $5,000,000	3.5	1.7	1.8	4.1	1.5	2.6
Large loss prior accident year reserve development	0.1	0.6	(0.5)	—	0.5	(0.5)
Total large loss ratio	3.6	2.3	1.3	4.1	2.0	2.1
Losses incurred but not reported	5.1	3.5	1.6	3.9	0.8	3.1
Other losses excluding catastrophe losses	50.0	53.6	(3.6)	49.8	54.0	(4.2)
Catastrophe losses	12.5	20.0	(7.5)	8.7	15.4	(6.7)
Total loss ratio	71.2%	79.4%	(8.2)	66.5%	72.2%	(5.7)

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the second quarter of 2015, the personal lines total ratio for large losses and case reserve increases, net of reinsurance, was 1.3 percentage points higher than last year’s second quarter. The second-quarter 2015 amount of total large losses incurred helped contribute to the increase in the six-month 2015 total large loss ratio, compared with 2014, in addition to a first-quarter 2015 ratio that was 2.8 points higher than the first quarter of 2014. We believe results for the three-month and six-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

Personal Lines of Business Analysis
We prefer to write personal lines coverages on an account basis to include auto and homeowner coverages as well as coverages from the other personal business line. As a result, we believe that our personal lines business is best measured and evaluated on a segment basis. However, we provide line of business data to summarize premium and loss trends separately for each line. The ratios shown in the table below are components of loss and loss expenses as a percentage of earned premiums.

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2015	2014	% Change	2015	2014	% Change
Personal auto:
Written premiums	$142	$133	7	$256	$240	7
Earned premiums	125	117	7	248	233	6
Current accident year before catastrophe losses	79.7%	80.5%		80.8%	80.1%
Current accident year catastrophe losses	2.3	4.9		1.2	2.7
Prior accident years before catastrophe losses	5.8	(1.7)		4.4	(2.6)
Prior accident years catastrophe losses	(0.1)	(0.2)		(0.3)	(0.3)
Total loss and loss expenses ratio	87.7%	83.5%		86.1%	79.9%
Homeowner:
Written premiums	$132	$128	3	$230	$226	2
Earned premiums	114	111	3	228	220	4
Current accident year before catastrophe losses	52.9%	59.5%		54.1%	60.4%
Current accident year catastrophe losses	25.6	41.5		19.0	35.0
Prior accident years before catastrophe losses	(2.4)	3.6		(3.7)	(1.4)
Prior accident years catastrophe losses	(0.3)	(0.9)		(0.7)	(3.2)
Total loss and loss expenses ratio	75.8%	103.7%		68.7%	90.8%
Other personal:
Written premiums	$35	$33	6	$64	$59	8
Earned premiums	33	30	10	64	59	8
Current accident year before catastrophe losses	58.2%	42.3%		53.9%	44.3%
Current accident year catastrophe losses	8.4	7.9		5.6	7.8
Prior accident years before catastrophe losses	(4.9)	(5.4)		(1.9)	(3.6)
Prior accident years catastrophe losses	0.0	(0.5)		(0.4)	(0.1)
Total loss and loss expenses ratio	61.7%	44.3%		57.2%	48.4%

As discussed above, the loss and loss expenses ratio component of the combined ratio is an important measure of underwriting profit and performance. Catastrophe losses are volatile and can distort short-term profitability trends, particularly for certain lines of business. Development of loss and loss expense reserves on prior accident years can also distort trends in measures of profitability for recently written business. To illustrate these effects, we separate their impact on the ratios shown in the table above. For the six months ended June 30, 2015, the personal line of business with the most significant profitability challenge was personal auto. Premium rate increases that allow for more pricing precision on our personal auto policies continue to be implemented, at average percentages near the low end of the mid-single-digit range during the first six months of 2015. We continue to work toward more precise pricing per risk in addition to broad-based rate increases to help improve profitability over the long term. Also, in early 2015, a multi-department taskforce began studying additional ways to improve our personal auto profitability, similar to the approach we used in the past to improve workers’ compensation results.

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

EXCESS AND SURPLUS LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2015	2014	% Change	2015	2014	% Change
Earned premiums	$42	$34	24	$82	$67	22
Fee revenues	1	—	nm	1	—	nm
Total revenues	43	34	26	83	67	24
Loss and loss expenses from:
Current accident year before catastrophe losses	29	26	12	58	53	9
Current accident year catastrophe losses	1	1	0	1	2	(50)
Prior accident years before catastrophe losses	(9)	(8)	(13)	(14)	(17)	18
Prior accident years catastrophe losses	—	—	nm	—	—	nm
Loss and loss expenses	21	19	11	45	38	18
Underwriting expenses	11	10	10	23	20	15
Underwriting profit	$11	$5	120	$15	$9	67

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	69.3%	75.4%	(6.1)	70.7%	77.9%	(7.2)
Current accident year catastrophe losses	0.6	2.3	(1.7)	0.9	2.6	(1.7)
Prior accident years before catastrophe losses	(20.2)	(21.3)	1.1	(17.0)	(24.1)	7.1
Prior accident years catastrophe losses	(0.1)	0.6	(0.7)	(0.2)	0.4	(0.6)
Loss and loss expenses	49.6	57.0	(7.4)	54.4	56.8	(2.4)
Underwriting expenses	26.4	28.0	(1.6)	27.7	29.1	(1.4)
Combined ratio	76.0%	85.0%	(9.0)	82.1%	85.9%	(3.8)

Combined ratio	76.0%	85.0%	(9.0)	82.1%	85.9%	(3.8)
Contribution from catastrophe losses and prior years reserve development	(19.7)	(18.4)	(1.3)	(16.3)	(21.1)	4.8
Combined ratio before catastrophe losses and prior years reserve development	95.7%	103.4%	(7.7)	98.4%	107.0%	(8.6)

 Overview
Performance highlights for the excess and surplus lines segment include:

•
Premiums – Excess and surplus lines earned premiums and net written premiums continued to grow during the second quarter and first six months of 2015. Growth in renewal written premiums was the key contributor to the increase.

Renewal written premiums rose 17 percent and 19 percent for the three and six months ended June 30, 2015, compared with the same periods of 2014, reflecting the opportunity to renew many accounts for the first time, as well as higher renewal pricing. June 2015 marked the 58th consecutive month of positive average price changes for the excess and surplus lines segment of our property casualty business. For the second quarter and the first half of 2015, excess and surplus lines policy renewals experienced estimated average price increases in percentages near the low end of the mid-single-digit range. This is somewhat lower than our experience for the fourth quarter of 2014 and the average for full-year 2014. We measure average changes in excess and surplus lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies.
New business written premiums produced by agencies again rose for the second quarter and first six months of 2015, compared with the same periods of 2014. The increases reflect strong agency relationships and high-quality service provided by excess and surplus lines field marketing representatives and headquarters underwriters. Service provided to agencies continues to be enhanced by recent-quarter additions to our excess and surplus lines field staff. Some of what we report as new business came from accounts that were not new to our agents. We believe our agents’ seasoned accounts tend to be priced more accurately than business that may be less familiar to them.

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

Excess and Surplus Lines Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2015	2014	% Change	2015	2014	% Change
Agency renewal written premiums	$34	$29	17	$64	$54	19
Agency new business written premiums	15	14	7	28	26	8
Other written premiums	(3)	(3)	0	(4)	(5)	20
Net written premiums	46	40	15	88	75	17
Unearned premium change	(4)	(6)	33	(6)	(8)	25
Earned premiums	$42	$34	24	$82	$67	22

•
Combined ratio – The excess and surplus lines combined ratio improved for the second quarter and first six months of 2015 by 9.0 and 3.8 percentage points compared with the same periods of 2014, primarily due to lower ratios for current accident year losses and loss expenses before catastrophe losses.

Catastrophe losses and loss expenses accounted for 0.5 and 0.7 percentage points of the combined ratio for the three and six months ended June 30, 2015, compared with 2.9 and 3.0 percentage points for the same periods of 2014. Noncatastrophe weather-related losses contributed 0.2 percentage points to the first-half 2015 combined ratio, compared with 1.6 percentage points for the same period a year ago.
Excess and surplus lines net favorable reserve development on prior accident years as a ratio to earned premiums was 20.3 percent and 17.2 percent for the second quarter and first six months of 2015, compared with 20.7 percent and 23.7 percent for the same periods of 2014. Accident year 2014 accounted for approximately 43 percent of the favorable reserve development recognized in the first six months of 2015, with accident years 2013 and 2012, in aggregate, accounting for most of the remainder. The favorable development related primarily to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2014 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 51.
The underwriting expense ratio for the second quarter and first six months of 2015 decreased compared with the same periods of 2014, primarily due to higher earned premiums and ongoing expense management efforts.

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

Excess and Surplus Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended June 30,			Six months ended June 30,
	2015	2014	% Change	2015	2014	% Change
Current accident year losses greater than $5,000,000	$—	$—	nm	$—	$—	nm
Current accident year losses $1,000,000- $5,000,000	—	1	(100)	1	2	(50)
Large loss prior accident year reserve development	—	—	nm	—	—	nm
Total large losses incurred	—	1	(100)	1	2	(50)
Losses incurred but not reported	7	9	(22)	12	13	(8)
Other losses excluding catastrophe losses	7	6	17	19	13	46
Catastrophe losses	1	1	0	1	2	(50)
Total losses incurred	$15	$17	(12)	$33	$30	10

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than 5,000,000	—%	—%	0.0	—%	—%	0.0
Current accident year losses $1,000,000- $5,000,000	—	3.1	(3.1)	1.2	3.1	(1.9)
Large loss prior accident year reserve development	—	—	—	—	(0.1)	0.1
Total large loss ratio	—	3.1	(3.1)	1.2	3.0	(1.8)
Losses incurred but not reported	18.3	25.7	(7.4)	15.1	19.6	(4.5)
Other losses excluding catastrophe losses	17.5	15.1	2.4	23.5	18.3	5.2
Catastrophe losses	0.4	2.7	(2.3)	0.6	2.8	(2.2)
Total loss ratio	36.2%	46.6%	(10.4)	40.4%	43.7%	(3.3)

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the second quarter of 2015, the excess and surplus lines total ratio for these losses and case reserve increases, net of reinsurance, was 3.1 percentage points lower compared with last year’s second quarter. The second-quarter 2015 amount of total large losses incurred helped contribute to the decrease in the six-month 2015 total large loss ratio, compared with 2014, in addition to a first-quarter 2015 ratio that was 0.4 points lower than the first quarter of 2014. We believe results for the three-month and six-month periods ended June 30, 2015, largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

LIFE INSURANCE RESULTS

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2015	2014	% Change	2015	2014	% Change
Earned premiums	$52	$53	(2)	$105	$101	4
Separate account investment management fees	1	1	0	2	3	(33)
Total revenues	53	54	(2)	107	104	3
Contract holders' benefits incurred	58	56	4	118	112	5
Investment interest credited to contract holders	(22)	(20)	(10)	(43)	(41)	(5)
Underwriting expenses incurred	16	19	(16)	34	34	0
Total benefits and expenses	52	55	(5)	109	105	4
Life insurance segment income (loss)	$1	$(1)	nm	$(2)	$(1)	(100)

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

Overview
Performance highlights for the life insurance segment include:

•
Revenues – Revenues increased for the six months ended June 30, 2015, primarily due to higher earned premiums from term insurance products. The unlocking of interest rate and other actuarial assumptions for our universal life contracts accelerated the amortization of unearned front-end loads, increasing universal life earned premiums for the first half of both 2015 and 2014. That increasing effect was greater for 2014, driving the reduction in universal life earned premiums for both the second quarter and first half of 2015, compared with the same periods of 2014.

Net in-force life insurance policy face amounts increased to $51.591 billion at June 30, 2015, from $50.356 billion at year-end 2014.
Fixed annuity deposits received for the three and six months ended June 30, 2015, were $9 million and $17 million compared with $12 million and $21 million for same periods of 2014. Fixed annuity deposits have a minimal impact to earned premiums because deposits received are initially recorded as liabilities. Profit is earned over time by way of interest-rate spreads. We do not write variable or equity-indexed annuities.

Life Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2015	2014	% Change	2015	2014	% Change
Term life insurance	$35	$33	6	$69	$65	6
Universal life insurance	9	12	(25)	19	20	(5)
Other life insurance, annuity and disability income products	8	8	0	17	16	6
Net earned premiums	$52	$53	(2)	$105	$101	4

•
Profitability – Our life insurance segment typically reports a small profit or loss on a GAAP basis because profits from investment income spreads are included in our investment segment results. We include only investment income credited to contract holders (including interest assumed in life insurance policy reserve calculations) in our life insurance segment results. A loss of $2 million for our life insurance segment in the first six months of 2015, compared with a loss of $1 million for the same period of 2014, is largely due to the refinement of actuarial assumptions for a block of life insurance policies.

Life segment benefits and expenses consist principally of contract holders’ (policyholders’) benefits incurred related to traditional life and interest-sensitive products and operating expenses incurred, net of deferred acquisition costs. Total benefits increased in the first six months of 2015. Mortality results were less than our 2015 projections but exceeded our six-month 2014 mortality results.
Underwriting expenses for the first six months of 2015 matched the same period a year ago. Unlocking of interest rate and other actuarial assumptions increased the amount of expenses deferred to future periods, decreasing operating expenses.
Pretax earnings for the first six months of 2015 were reduced by less than $1 million due to unlocking of interest rates and other actuarial assumptions. For the comparable period of 2014, the effect of unlocking reduced pretax earnings by $2 million.
We recognize that assets under management, capital appreciation and investment income are integral to evaluating the success of the life insurance segment because of the long duration of life products. On a basis that includes investment income and realized gains or losses from life-insurance-related invested assets, the life insurance company reported a net profit of $12 million and $20 million in the three and six months ended June 30, 2015, compared with a net profit of $12 million and $21 million for the same periods of 2014. The life insurance company portfolio had after-tax realized investment gains of $1 million for both the three and six months ended June 30, 2015, compared with $2 million for both the three and six months ended June 30, 2014.

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

INVESTMENTS RESULTS

Overview
The investments segment contributes investment income and realized gains and losses to results of operations. Investments traditionally are our primary source of pretax and after-tax profits.

Investment Income
Pretax investment income increased 3 percent for both the three and six months ended June 30, 2015, compared with the same periods of 2014. Interest income rose due to net purchases of fixed-maturity securities that offset the continuing effects of the low interest rate environment. Higher dividend income reflected rising dividend rates.

Investments Results

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2015	2014	% Change	2015	2014	% Change
Total investment income, net of expenses	$140	$136	3	$279	$271	3
Investment interest credited to contract holders'	(22)	(20)	(10)	(43)	(41)	(5)
Realized investment gains, net	60	14	329	107	36	197
Investments profit, pretax	$178	$130	37	$343	$266	29

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

(Dollars in millions)
At June 30, 2015	% Yield	Principal redemptions
Fixed-maturity yield profile:
Expected to mature during the remainder of 2015	4.31%	$482
Expected to mature during 2016	4.37	656
Expected to mature during 2017	4.78	707
Average yield and total expected redemptions from the remainder of 2015 through 2017	4.52	$1,845

The table below shows the average pretax yield-to-amortized cost for fixed-maturity securities acquired during the periods indicated. The average yield for the first six months of 2015 was lower than the 4.76 percent average yield to amortized cost of the fixed-maturity securities portfolio at the end of 2014.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Average pretax yield-to-amortized cost on new fixed-maturities:
Acquired taxable fixed-maturities	4.48%	4.31%	4.42%	4.41%
Acquired tax-exempt fixed-maturities	3.43	3.17	3.34	3.18
Average total fixed-maturities acquired	3.93	3.68	3.9	3.78

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

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

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

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2015	2014	% Change	2015	2014	% Change
Investment income:
Interest	$106	$103	3	$211	$207	2
Dividends	35	34	3	71	66	8
Other	1	1	0	1	2	(50)
Less investment expenses	2	2	0	4	4	0
Investment income, before income taxes	140	136	3	279	271	3
Less income taxes	33	33	0	66	65	2
Total investment income	$107	$103	4	$213	$206	3

Investment returns:
Effective tax rate	23.9%	23.8%		23.7%	23.9%
Average invested assets plus cash and cash equivalents	$14,534	$13,743		$14,488	$13,686
Average yield pretax	3.85%	3.96%		3.85%	3.96%
Average yield after-tax	2.94	3.00		2.94	3.10
Fixed-maturity returns:
Effective tax rate	27.2%	27.1%		27.1%	27.1%
Average amortized cost	$9,143	$8,664		$9,085	$8,679
Average yield pretax	4.64%	4.76%		4.65%	4.77%
Average yield after-tax	3.38	3.47		3.39	3.48

Net Realized Gains and Losses
We reported net realized investment gains of $60 million and $107 million for the three and six months ended June 30, 2015, compared with $14 million and $36 million for the same periods of 2014. The total net realized investment gains for the first six months of 2015 included $99 million in net gains from sales of various common and preferred stock holdings, compared with $34 million for the same period of 2014.

Investment gains or losses are recognized upon the sales of investments or as otherwise required under GAAP. The timing of realized gains or losses from sales can have a material effect on results in any quarter. However, such gains or losses usually have little, if any, effect on total shareholders’ equity because most equity and fixed-maturity investments are carried at fair value, with the unrealized gain or loss included as a component of accumulated other comprehensive income (AOCI). Accounting requirements for other-than-temporary impairment (OTTI) charges for the fixed-maturity portfolio are disclosed in our 2014 Annual Report on Form 10-K, Item 8, Note 1, Summary of Significant Accounting Policies, Page 131.

Of the 3,123 securities in the portfolio, no securities were trading below 70 percent of amortized cost at June 30, 2015. Our asset impairment committee regularly monitors the portfolio, including a quarterly review of the entire portfolio for potential OTTI charges. We believe that if the improving liquidity in the markets were to reverse or the economic recovery were to significantly stall, we could experience declines in portfolio values and possibly additional OTTI charges.

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

The table below provides additional detail for OTTI charges:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Fixed maturities:
Basic industry	$3	$—	$3	$—
Total fixed maturities	3	—	3	—
Common equities:
Financial	1	—	1	—
Energy	—	—	—	1
Total common equities	1	—	1	1
Total	$4	$—	$4	$1

OTHER
We report as Other the noninvestment operations of the parent company and a noninsurer subsidiary, CFC Investment Company. Losses before income taxes for Other were largely driven by interest expense from debt of the parent company.

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2015	2014	% Change	2015	2014	% Change
Interest and fees on loans and leases	$1	$1	0	$3	$3	0
Other revenues	1	1	0	1	1	0
Total revenues	2	2	0	4	4	0
Interest expense	13	13	0	26	27	(4)
Operating expenses	3	4	(25)	7	8	(13)
Total expenses	16	17	(6)	33	35	(6)
Other loss	$(14)	$(15)	7	$(29)	$(31)	6

TAXES
We had $72 million and $118 million of income tax expense for the three and six months ended June 30, 2015, compared with $23 million and $51 million for the same periods of 2014. The effective tax rates for the three and six months ended June 30, 2015, were 29.0 percent and 28.0 percent compared with 21.5 percent and 22.6 percent for the same periods last year. The change in our effective tax rate was primarily due to changes in pretax income from underwriting results and realized investment gains and losses, with small changes in the amount of permanent book-tax differences.

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

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2015, shareholders’ equity was $6.497 billion compared with $6.573 billion at December 31, 2014. Total debt was $840 million at June 30, 2015, matching December 31, 2014. At June 30, 2015, cash and cash equivalents totaled $487 million compared with $591 million at December 31, 2014.

SOURCES OF LIQUIDITY

Subsidiary Dividends
Our lead insurance subsidiary declared dividends of $200 million to the parent company during the first six months of 2015, matching the same period of 2014. For the full-year 2014, subsidiary dividends declared totaled $400 million. State of Ohio regulatory requirements restrict the dividends our insurance subsidiary can pay. During 2015, total dividends that our insurance subsidiary could pay to our parent company without regulatory approval are approximately $447 million.

Investing Activities
Investment income is a source of liquidity for both the parent company and its insurance subsidiary. We continue to focus on portfolio strategies to balance near-term income generation and long-term book value growth.

Parent company obligations can be funded with income on investments held at the parent-company level or through sales of securities in that portfolio, although our investment philosophy seeks to compound cash flows over the long term. These sources of capital can help minimize subsidiary dividends to the parent company, protecting insurance subsidiary capital.

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

The table below shows a summary of operating cash flow for property casualty insurance (direct method):

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2015	2014	% Change	2015	2014	% Change
Premiums collected	$1,119	$1,064	5	$2,206	$2,116	4
Loss and loss expenses paid	(598)	(615)	3	(1,144)	(1,199)	5
Commissions and other underwriting expenses paid	(302)	(285)	(6)	(715)	(692)	(3)
Cash flow from underwriting	219	164	34	347	225	54
Investment income received	94	92	2	189	186	2
Cash flow from operations	$313	$256	22	$536	$411	30

Collected premiums for property casualty insurance rose $90 million during the first six months of 2015, compared with the same period in 2014. Loss and loss expenses paid decreased $55 million, reflecting a $46 million decrease for catastrophe losses and loss expenses. Commissions and other underwriting expenses paid rose $23 million, primarily due to higher commissions paid to agencies, reflecting the increase in collected premiums.

We discuss our future obligations for claims payments and for underwriting expenses in our 2014 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 98, and Other Commitments also on Page 98.

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

Capital Resources
At June 30, 2015, our debt-to-total-capital ratio was 11.4 percent, with $791 million in long-term debt and $49 million in borrowing on our revolving short-term line of credit. That line of credit had the same $49 million balance at December 31, 2014. At June 30, 2015, $176 million was available for future cash management needs. Based on our capital requirements at June 30, 2015, we do not anticipate a material increase in debt levels during the remainder of 2015. As a result, we expect changes in our debt-to-total-capital ratio to continue to be largely a function of the contribution of unrealized investment gains or losses to shareholders’ equity.

We provide details of our three long-term notes in this quarterly report Item 1, Note 3 – Fair Value Measurements. None of the notes are encumbered by rating triggers.

Four independent ratings firms award insurer financial strength ratings to our property casualty insurance companies and three firms rate our life insurance company. On June 30, 2015, Standard & Poor's upgraded our parent company debt rating that it had assigned in July 2010, to BBB+ from BBB, revising its outlook to stable. No other ratings firms made changes to our parent company debt ratings during the first six months of 2015. Our debt ratings are discussed in our 2014 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, Other Sources of Liquidity, Page 96.

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

•
Commissions – Commissions paid were $448 million in the first six months of 2015. Commission payments generally track with written premiums, except for annual profit-sharing commissions typically paid during the first quarter of the year.

•
Other underwriting expenses – Many of our underwriting expenses are not contractual obligations, but reflect the ongoing expenses of our business. Noncommission underwriting expenses paid were $267 million in the first six months of 2015.

•
Technology costs – In addition to contractual obligations for hardware and software, we anticipate capitalizing approximately $6 million in spending for key technology initiatives in 2015. Capitalized development costs related to key technology initiatives were $4 million in the first six months of 2015. These activities are conducted at our discretion, and we have no material contractual obligations for activities planned as part of these projects.

We contributed $5 million to our qualified pension plan during the first six months of 2015. We do not anticipate further contributions to our qualified pension plan during the remainder of 2015.

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

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

Uses of Capital
Uses of cash to enhance shareholder return include dividends to shareholders. In January 2015, the board of directors declared regular quarterly cash dividends of 46 cents per share for an indicated annual rate of $1.84 per share. During the first six months of 2015, we used $145 million to pay cash dividends to shareholders.

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

Total gross reserves at June 30, 2015, increased $209 million compared with December 31, 2014. Case reserves for losses increased $96 million while IBNR reserves increased by $90 million and total loss expense reserves increased by $23 million. Accounting for the majority of the total gross increase was the aggregate of our commercial casualty, commercial property, commercial auto and personal auto lines of business.

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

Property and Casualty Gross Reserves

(Dollars in millions)	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
At June 30, 2015	reserves	reserves	reserves	reserves	of total
Commercial lines insurance:
Commercial casualty	$848	$488	$530	$1,866	40.1%
Commercial property	236	1	38	275	5.9
Commercial auto	305	87	89	481	10.4
Workers' compensation	399	548	86	1,033	22.2
Other commercial	170	10	89	269	5.8
Subtotal	1,958	1,134	832	3,924	84.4
Personal lines insurance:
Personal auto	198	2	68	268	5.8
Homeowner	95	13	22	130	2.8
Other personal	46	48	5	99	2.1
Subtotal	339	63	95	497	10.7
Excess and surplus lines	85	91	50	226	4.9
Total	$2,382	$1,288	$977	$4,647	100.0%
At December 31, 2014
Commercial lines insurance:
Commercial casualty	$794	$470	$520	$1,784	40.2%
Commercial property	203	(4)	39	238	5.4
Commercial auto	298	58	77	433	9.8
Workers' compensation	412	550	94	1,056	23.8
Other commercial	188	11	87	286	6.4
Subtotal	1,895	1,085	817	3,797	85.6
Personal lines insurance:
Personal auto	195	(21)	63	237	5.3
Homeowner	74	12	23	109	2.5
Other personal	45	43	5	93	2.0
Subtotal	314	34	91	439	9.8
Excess and surplus lines	77	79	46	202	4.6
Total	$2,286	$1,198	$954	$4,438	100.0%

LIFE POLICY AND INVESTMENT CONTRACT RESERVES
Gross life policy and investment contract reserves were $2.543 billion at June 30, 2015, compared with $2.497 billion at year-end 2014, reflecting continued growth in life insurance policies in force. We discuss our life insurance reserving practices in our 2014 Annual Report on Form 10-K, Item 7, Life Insurance Policyholder Obligations and Reserves, Page 106.

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

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

The fair value of our investment portfolio was $14.484 billion at June 30, 2015, up $166 million from year-end 2014, including a $290 million increase in the fixed-maturity portfolio and a $124 million decrease in the equity portfolio.

(Dollars in millions)	At June 30, 2015				At December 31, 2014
	Cost or amortized cost	Percent of total	Fair value	Percent of total	Cost or amortized cost	Percent of total	Fair value	Percent of total
Taxable fixed maturities	$6,081	50.1%	$6,440	44.5%	$5,882	50.7%	$6,330	44.2%
Tax-exempt fixed maturities	3,143	25.9	3,235	22.3	2,989	25.8	3,130	21.9
Common equity securities	2,628	21.7	4,502	31.1	2,583	22.3	4,679	32.7
Nonredeemable preferred equity securities	200	1.7	232	1.6	145	1.2	179	1.2
Short-term investments	75	0.6	75	0.5	—	—	—	—
Total	$12,127	100.0%	$14,484	100.0%	$11,599	100.0%	$14,318	100.0%

At June 30, 2015, our consolidated investment portfolio included $21 million of assets for which values are based on prices or valuation techniques that require significant management judgment (Level 3 assets). This represented less than 1 percent of investment portfolio assets measured at fair value. See Item 1, Note 3, Fair Value Measurements, for additional discussion of our valuation techniques. We have generally obtained and evaluated two nonbinding quotes from brokers; then, our investment professionals determined our best estimate of fair value. These investments include private placements, small issues and various thinly traded securities.

In addition to our investment portfolio, the total investments amount reported in our condensed consolidated balance sheets includes Other invested assets. Other invested assets included $31 million of life policy loans plus $36 million of private equity investments at June 30, 2015.

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

FIXED-MATURITY INVESTMENTS
By maintaining a well-diversified fixed-maturity portfolio, we attempt to reduce overall risk. We invest new money in the bond market on a regular basis, targeting what we believe to be optimal risk-adjusted, after-tax yields. Risk, in this context, includes interest rate, call, reinvestment rate, credit and liquidity risk. We do not make a concerted effort to alter duration on a portfolio basis in response to anticipated movements in interest rates. By regularly investing in the bond market, we build a broad, diversified portfolio that we believe mitigates the impact of adverse economic factors.

Our investment portfolio had no European sovereign debt holdings at June 30, 2015. On that date, we owned other European-based securities, primarily corporate bonds, totaling $387 million in fair value. The composition of our European-based holdings at June 30, 2015, did not materially change from the $417 million fair value total at year-end 2014. We discussed our European-based holdings in our 2014 Annual Report on Form 10-K, Item 7a, Quantitative and Qualitative Disclosures About Market Risk, Page 114.

In the first six months of 2015, the decrease in fair value of our fixed-maturity portfolio was primarily due to a rise in interest rates. At June 30, 2015, our fixed-maturity portfolio with an average rating of A2/A was valued at 104.8 percent of its amortized cost, compared with 106.6 percent at December 31, 2014.

At June 30, 2015, our investment-grade and non-investment-grade fixed-maturity securities represented 92% and 4% of the portfolio, respectively. The remaining 4% represented fixed-maturity securities that were not rated by Moody's or Standard & Poor’s.

 Attributes of the fixed-maturity portfolio include:

	At June 30, 2015		At December 31, 2014
Weighted average yield-to-amortized cost	4.72%		4.76%
Weighted average maturity	6.8	yrs	6.4	yrs
Effective duration	4.8	yrs	4.4	yrs

We discuss maturities of our fixed-maturity portfolio in our 2014 Annual Report on Form 10-K, Item 8, Note 2, Investments, Page 134, and in this quarterly report Item 2, Investments Results.

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

TAXABLE FIXED MATURITIES
Our taxable fixed-maturity portfolio, with a fair value of $6.440 billion at June 30, 2015, included:

(Dollars in millions)	At June 30, 2015	At December 31, 2014
Investment-grade corporate	$5,179	$5,208
States, municipalities and political subdivisions	312	313
Below investment-grade corporate	398	318
Commercial mortgage-backed	283	259
Government sponsored enterprises	244	208
Foreign government	10	10
Convertibles and bonds with warrants attached	7	7
United States government	7	7
Total	$6,440	$6,330

Our strategy is to buy, and typically hold, fixed-maturity investments to maturity, but we monitor credit profiles and fair value movements when determining holding periods for individual securities. With the exception of United States agency issues that include government-sponsored enterprises, no individual issuer’s securities accounted for more than 1.0 percent of the taxable fixed-maturity portfolio at June 30, 2015. Our investment-grade corporate bonds had an average rating of Baa1 by Moody’s or BBB+ by Standard & Poor’s and represented 79.5 percent of the taxable fixed-maturity portfolio’s fair value at June 30, 2015, including short-term investments, compared with 82.3 percent at year-end 2014.

The heaviest concentration in our investment-grade corporate bond portfolio, based on fair value at June 30, 2015, was the real estate sector, including commercial mortgage-backed securities. It represented 14.8 percent of our investment-grade corporate bond portfolio, compared with 14.6 percent for the insurance sector at year-end 2014. At June 30, 2015, the banking sector accounted for 14.6 percent and the insurance sector accounted for 13.7 percent. No other sector exceeded 10 percent of our investment-grade corporate bond portfolio.

Most of the $312 million of securities issued by states, municipalities and political subdivisions included in our taxable fixed-maturity portfolio at June 30, 2015, were Build America Bonds.

Our taxable fixed-maturity portfolio at June 30, 2015, included $283 million of commercial mortgage-backed securities with an average rating of Aa1/AA.

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

TAX-EXEMPT FIXED MATURITIES
At June 30, 2015, we had $3.235 billion of tax-exempt fixed-maturity securities with an average rating of Aa2/AA by Moody’s and Standard & Poor’s. We traditionally have purchased municipal bonds focusing on general obligation and essential services issues, such as water, waste disposal or others. The portfolio is well diversified among more than 1,500 municipal bond issues. No single municipal issuer accounted for more than 0.8 percent of the tax-exempt fixed-maturity portfolio at June 30, 2015.

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

The table below summarizes the effect of hypothetical changes in interest rates on the fair value of the fixed-maturity portfolio:

(Dollars in millions)	Effect from interest rate change in basis points
	-200	-100	-	100	200
At June 30, 2015	$10,623	$10,145	$9,675	$9,213	$8,768
At December 31, 2014	$10,321	$9,882	$9,460	$9,041	$8,628

The effective duration of the fixed-maturity portfolio as of June 30, 2015, was 4.8 years, up from 4.4 years at year-end 2014. The above table is a theoretical presentation showing that an instantaneous, parallel shift in the yield curve of 100 basis points could produce an approximately 4.8 percent change in the fair value of the fixed-maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value are to changes in the general level of interest rates, exclusive of call features. The fair values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.

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

SHORT-TERM INVESTMENTS
Our short-term investments consist of commercial paper. We make short-term investments primarily with funds to be used to make upcoming cash payments, such as taxes. At June 30, 2015, we had $75 million of short-term investments compared with none at year-end 2014.

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

EQUITY INVESTMENTS
Our equity investments, with a fair value totaling $4.734 billion at June 30, 2015, include $4.502 billion of common stock securities of companies generally with strong indications of paying and growing their dividends. Other criteria we evaluate include increasing sales and earnings, proven management and a favorable outlook. We believe our equity investment style is an appropriate long-term strategy. While our long-term financial position would be affected by prolonged changes in the market valuation of our investments, we believe our strong surplus position and cash flow provide a cushion against short-term fluctuations in valuation. Continued payment of cash dividends by the issuers of our common equity holdings can provide a floor to their valuation.

The table below summarizes the effect of hypothetical changes in market prices on fair value of our equity portfolio.

(Dollars in millions)	Effect from market price change in percent
	-30%	-20%	-10%	—	10%	20%	30%
At June 30, 2015	$3,314	$3,787	$4,261	$4,734	$5,207	$5,681	$6,154
At December 31, 2014	$3,401	$3,886	$4,372	$4,858	$5,344	$5,830	$6,315

At June 30, 2015, Apple Inc. (Nasdaq:AAPL) was our largest single common stock holding with a fair value of 3.9 percent of our publicly-traded common stock portfolio and 1.2 percent of the total investment portfolio. Fifteen holdings among eight different sectors each had a fair value greater than $100 million.

Common Stock Portfolio Industry Sector Distribution

	Percent of publicly traded common stock portfolio
	At June 30, 2015		At December 31, 2014
	Cincinnati Financial	S&P 500 Industry Weightings	Cincinnati Financial	S&P 500 Industry Weightings
Sector:
Information technology	18.6%	19.6%	17.3%	19.8%
Industrials	14.7	10.1	14.3	10.3
Financial	14.6	16.6	13.8	16.3
Healthcare	11.1	15.4	11.9	14.7
Consumer staples	10.7	9.4	10.5	10.0
Energy	10.1	7.9	10.5	8.0
Consumer discretionary	9.0	12.8	10.2	12.1
Materials	5.5	3.1	5.5	3.2
Utilities	3.2	2.8	3.7	3.3
Telecomm services	2.5	2.3	2.3	2.3
Total	100.0%	100.0%	100.0%	100.0%

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

UNREALIZED INVESTMENT GAINS AND LOSSES
At June 30, 2015, unrealized investment gains before taxes for the consolidated investment portfolio totaled $2.408 billion and unrealized investment losses amounted to $51 million.

The net unrealized investment gains at June 30, 2015, consisted of a pretax net gain position in our fixed-maturity portfolio of $451 million and a net gain position in our equity portfolio of $1.906 billion. The net gain position in our fixed-maturity portfolio decreased in the first six months of 2015 due largely to a rise in interest rates. The net gain position for our current fixed-maturity holdings will naturally decline over time as individual securities mature. In addition, changes in interest rates can cause rapid, significant changes in fair values of fixed-maturity securities and the net gain position, as discussed in Quantitative and Qualitative Disclosures About Market Risk. Events or factors such as economic growth or recession can also affect the fair value of our equity securities. The seven largest contributors to our common stock portfolio net gain position were Exxon Mobil Corporation (NYSE:XOM), Honeywell International Inc. (NYSE:HON), Apple Inc., BlackRock Inc. (NYSE:BLK), The Procter & Gamble Company (NYSE:PG), RPM International Inc. (NYSE:RPM) and JP Morgan Chase & Co. (NYSE:JPM), which had a combined net gain position of $594 million.

Unrealized Investment Losses
We expect the number of securities trading below amortized cost to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, amortized costs for some securities are revised through OTTI recognized in prior periods. At June 30, 2015, 664 of the 3,123 securities we owned had fair values below amortized cost, compared with 223 of the 3,015 securities we owned at year-end 2014. The 664 holdings with fair values below cost or amortized cost at June 30, 2015, represented 14.5 percent of fair value of our investment portfolio and $51 million in unrealized losses.

•
660 of the 664 holdings had fair value between 90 percent and 100 percent of amortized cost at June 30, 2015. Seventeen of these 660 holdings are equity securities that may be subject to OTTI charges taken through earnings should they not recover by the recovery dates we determined. The fair value of these 17 equity securities was $231 million, and they accounted for $8 million in unrealized losses. The remaining 643 securities primarily consist of fixed-maturity securities whose current valuation is largely the result of interest rate factors. The fair value of these 643 securities was $1.852 billion, and they accounted for $41 million in unrealized losses.

•
Four of the 664 holdings had fair value between 70 percent and 90 percent of amortized cost at June 30, 2015. Two of these four holdings were equity securities that may be subject to OTTI charges taken through earnings should they not recover by the dates we determined. The fair value of these equity securities was $5 million and they accounted for $1 million in unrealized losses. We believe the remaining two fixed-maturity securities will continue to pay interest and ultimately pay principal upon maturity. The issuers of these two securities have strong cash flow to service their debt and meet their contractual obligation to make principal payments. The fair value of these securities was $5 million, and they accounted for $1 million in unrealized losses.

•	No securities were trading below 70 percent of amortized cost at June 30, 2015.

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

The table below reviews fair values and unrealized losses by investment category and by the overall duration of the securities’ continuous unrealized loss position.

(Dollars in millions)	Less than 12 months		12 months or more		Total	Total
	Fair	Unrealized	Fair	Unrealized	fair	unrealized
At June 30, 2015	value	losses	value	losses	value	losses
Fixed maturity securities:
Corporate	$715	$14	$65	$2	$780	$16
States, municipalities and political subdivisions	693	14	56	1	749	15
Commercial mortgage-backed	74	2	2	—	76	2
Government-sponsored enterprises	90	2	152	7	242	9
Foreign government	10	—	—	—	10	—
Subtotal	1,582	32	275	10	1,857	42
Equity securities:
Common equities	165	8	—	—	165	8
Nonredeemable preferred equities	66	1	5	—	71	1
Subtotal	231	9	5	—	236	9
Total	$1,813	$41	$280	$10	$2,093	$51
At December 31, 2014
Fixed maturity securities:
Corporate	$261	$8	$90	$3	$351	$11
States, municipalities and political subdivisions	17	—	135	2	152	2
Commercial mortgage-backed	3	—	23	—	26	—
Government-sponsored enterprises	11	—	181	5	192	5
Subtotal	292	8	429	10	721	18
Equity securities:
Common equities	85	3	—	—	85	3
Nonredeemable preferred equities	16	—	17	1	33	1
Subtotal	101	3	17	1	118	4
Total	$393	$11	$446	$11	$839	$22

At June 30, 2015, 71 fixed-maturity securities with a total unrealized loss of $10 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity securities had fair values below 70 percent of amortized cost; one fixed-maturity security with a fair value of $2 million had a fair value from 70 percent to less than 90 percent of amortized cost and accounted for less than $1 million in unrealized losses; and 70 fixed-maturity securities with a fair value of $273 million had fair values from 90 percent to less than 100 percent of amortized cost and accounted for $10 million in unrealized losses.

At June 30, 2015, one equity security with a total unrealized loss of less than $1 million had been in an unrealized loss position for 12 months or more. That equity security with a fair value of $5 million had a fair value from 90 percent to less than 100 percent of amortized cost.

At June 30, 2015, applying our invested asset impairment policy, we determined that the total of $10 million, for securities in an unrealized loss position for 12 months or more in the table above, was not other-than-temporarily impaired.

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

During the second quarter of 2015, five securities were written down through impairment charges, for a total of five during the six months ended June 30, 2015. OTTI resulted in pretax, noncash charges of $4 million for both the three and six months ended June 30, 2015. During the first six months of 2014, we wrote down four securities resulting in $1 million in OTTI charges.

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

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

The following table summarizes the investment portfolio by severity of decline:

(Dollars in millions)
At June 30, 2015	Number of issues	Cost or amortized cost	Fair value	Gross unrealized gain/loss	Gross investment income
Taxable fixed maturities:
Fair valued below 70% of amortized cost	—	$—	$—	$—	$—
Fair valued at 70% to less than 100% of amortized cost	223	1,146	1,119	(27)	19
Fair valued at 100% and above of amortized cost	1,187	4,935	5,321	386	133
Securities sold in current year	—	—			4
Total	1,410	6,081	6,440	359	156
Tax-exempt fixed maturities:
Fair valued below 70% of amortized cost	—	—	—	—	—
Fair valued at 70% to less than 100% of amortized cost	422	754	738	(15)	9
Fair valued at 100% and above of amortized cost	1,188	2,389	2,497	107	43
Securities sold in current year	—	—	—	—	4
Total	1,610	3,143	3,235	92	56
Common equities:
Fair valued below 70% of cost	—	—	—	—	—
Fair valued at 70% to less than 100% of cost	9	173	165	(8)	4
Fair valued at 100% and above of cost	56	2,455	4,337	1,882	61
Securities sold in current year	—	—	—	—	1
Total	65	2,628	4,502	1,874	66
Nonredeemable preferred equities:
Fair valued below 70% of cost	—	—	—	—	—
Fair valued at 70% to less than 100% of cost	10	72	71	(1)	—
Fair valued at 100% and above of cost	26	128	161	33	5
Securities sold in current year	—	—	—	—	—
Total	36	200	232	32	5
Short-term investments:
Fair valued below 70% of cost	—	—	—	—	—
Fair valued at 70% to less than 100% of cost	—	—	—	—	—
Fair valued at 100% and above of cost	2	75	75	—	—
Securities sold in current year	—	—	—	—	—
Total	2	75	75	—	—
Portfolio summary:
Fair valued below 70% of cost or amortized cost	—	—	—	—	—
Fair valued at 70% to less than 100% of cost or amortized cost	664	2,145	2,093	(51)	32
Fair valued at 100% and above of cost or amortized cost	2,459	9,982	12,391	2,408	242
Investment income on securities sold in current year	—	—	—	—	9
Total	3,123	$12,127	$14,484	$2,357	$283

At December 31, 2014
Portfolio summary:
Fair valued below 70% of cost or amortized cost	—	$—	$—	$—	$—
Fair valued at 70% to less than 100% of cost or amortized cost	223	861	839	(22)	27
Fair valued at 100% and above of cost or amortized cost	2,792	10,738	13,479	2,741	498
Investment income on securities sold in current year	—	—	—	—	29
Total	3,015	$11,599	$14,318	$2,719	$554

See our 2014 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Asset Impairment, Page 55.

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures – The company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)).

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company’s management, with the participation of the company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of June 30, 2015. Based upon that evaluation, the company’s chief executive officer and chief financial officer concluded that the design and operation of the company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure:

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

Changes in Internal Control over Financial Reporting – During the three months ended June 30, 2015, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any of our shares that were not registered under the Securities Act during the first six months of 2015. The board of directors has authorized share repurchases since 1996. Purchases are expected to be made generally through open market transactions. The board gives management discretion to purchase shares at reasonable prices in light of circumstances at the time of purchase, subject to SEC regulations. On October 24, 2007, the board of directors expanded the existing repurchase authorization to approximately 13 million shares. We have 4,699,493 shares available for purchase under our programs at June 30, 2015.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1-30, 2015	100,000	50.69	100,000	4,999,493
May 1-31, 2015	300,000	50.98	300,000	4,699,493
June 1-30, 2015	—	—	—	4,699,493
Totals	400,000	50.90	400,000

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

Item 6.        Exhibits

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of Cincinnati Financial Corporation (incorporated by reference to the company’s 2010 Annual Report on Form 10-K dated February 25, 2011, Exhibit 3.1)
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

Cincinnati Financial Corporation Second-Quarter 2015 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINCINNATI FINANCIAL CORPORATION
Date: July 28, 2015

/S/ Eric N. Mathews
Eric N. Mathews, CPCU, AIAF
Vice President, Assistant Secretary and Assistant Treasurer
(Principal Accounting Officer)

Cincinnati Financial Corporation Second-Quarter 2015 10-Q