Form 10-Q
period 2015-09-30
CINCINNATI FINANCIAL CORP
filed 2015-10-27
CIK 20286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)
☑        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2015.

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
☐Yes ☑ No

As of October 23, 2015, there were 163,851,889 shares of common stock outstanding.

CINCINNATI FINANCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2015

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

Part I – Financial Information
Item 1.    Financial Statements (unaudited)

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

(Dollars in millions except per share data)	September 30,	December 31,
	2015	2014
Assets
Investments
Fixed maturities, at fair value (amortized cost: 2015—$9,320; 2014—$8,871)	$9,756	$9,460
Equity securities, at fair value (cost: 2015—$2,970; 2014—$2,728)	4,526	4,858
Short-term investments, at fair value (amortized cost: 2015—$75; 2014—$0)	75	—
Other invested assets	69	68
Total investments	14,426	14,386
Cash and cash equivalents	419	591
Investment income receivable	119	123
Finance receivable	65	75
Premiums receivable	1,494	1,405
Reinsurance recoverable	552	545
Prepaid reinsurance premiums	29	29
Deferred policy acquisition costs	609	578
Land, building and equipment, net, for company use (accumulated depreciation: 2015—$452; 2014—$446)	188	194
Other assets	77	75
Separate accounts	773	752
Total assets	$18,751	$18,753

Liabilities
Insurance reserves
Loss and loss expense reserves	$4,700	$4,485
Life policy and investment contract reserves	2,564	2,497
Unearned premiums	2,215	2,082
Other liabilities	692	648
Deferred income tax	596	840
Note payable	35	49
Long-term debt and capital lease obligations	826	827
Separate accounts	773	752
Total liabilities	12,401	12,180

Commitments and contingent liabilities (Note 12)	—	—

Shareholders' Equity
Common stock, par value—$2 per share; (authorized: 2015 and 2014—500 million shares; issued: 2015 and 2014—198.3 million shares)	397	397
Paid-in capital	1,223	1,214
Retained earnings	4,756	4,505
Accumulated other comprehensive income	1,280	1,744
Treasury stock at cost (2015— 34.5 million shares and 2014—34.6 million shares)	(1,306)	(1,287)
Total shareholders' equity	6,350	6,573
Total liabilities and shareholders' equity	$18,751	$18,753

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Income

(Dollars in millions except per share data)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues
Earned premiums	$1,127	$1,071	$3,332	$3,157
Investment income, net of expenses	143	138	422	409
Realized investment gains, net	3	65	110	101
Fee revenues	4	3	10	9
Other revenues	1	3	5	7
Total revenues	1,278	1,280	3,879	3,683
Benefits and Expenses
Insurance losses and contract holders' benefits	670	686	2,131	2,181
Underwriting, acquisition and insurance expenses	348	319	1,033	967
Interest expense	14	13	40	40
Other operating expenses	3	3	10	10
Total benefits and expenses	1,035	1,021	3,214	3,198
Income Before Income Taxes	243	259	665	485
Provision for Income Taxes
Current	64	68	180	106
Deferred	5	8	7	21
Total provision for income taxes	69	76	187	127
Net Income	$174	$183	$478	$358
Per Common Share
Net income—basic	$1.06	$1.12	$2.91	$2.19
Net income—diluted	1.05	1.11	2.89	2.17

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net Income	$174	$183	$478	$358
Other Comprehensive (Loss) Income
Change in unrealized gains on investments, net of tax of $(127), $(42), $(254) and $81, respectively	(238)	(78)	(473)	151
Amortization of pension actuarial loss and prior service cost, net of tax of $0, $0, $1 and $0, respectively	1	1	3	—
Change in life deferred acquisition costs, life policy reserves and other, net of tax of $1, $2, $2 and $2, respectively	3	3	6	3
Other comprehensive (loss) income, net of tax	(234)	(74)	(464)	154
Comprehensive (Loss) Income	$(60)	$109	$14	$512

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity

(In millions)	Common Stock				Accumulated Other Comprehensive Income		Total Share- holders' Equity
	Outstanding Shares	Amount	Paid-in Capital	Retained Earnings		Treasury Stock
Balance December 31, 2013	163.1	$397	$1,191	$4,268	$1,504	$(1,290)	$6,070
Net income	—	—	—	358	—	—	358
Other comprehensive income, net	—	—	—	—	154	—	154
Dividends declared	—	—	—	(217)	—	—	(217)
Treasury stock acquired—share repurchase authorization	(0.5)	—	—	—	—	(21)	(21)
Other	0.8	—	14	—	—	18	32
Balance September 30, 2014	163.4	$397	$1,205	$4,409	$1,658	$(1,293)	$6,376

Balance December 31, 2014	163.7	$397	$1,214	$4,505	$1,744	$(1,287)	$6,573
Net income		—	—	478	—	—	478
Other comprehensive loss, net	—	—	—	—	(464)	—	(464)
Dividends declared	—	—	—	(227)	—	—	(227)
Treasury stock acquired—share repurchase authorization	(0.8)	—	—	—	—	(41)	(41)
Other	0.9	—	9	—	—	22	31
Balance September 30, 2015	163.8	$397	$1,223	$4,756	$1,280	$(1,306)	$6,350

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

(Dollars in millions)	Nine months ended September 30,
	2015	2014
Cash Flows From Operating Activities
Net income	$478	$358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39	38
Realized investment gains, net	(110)	(101)
Stock-based compensation	16	15
Interest credited to contract holders'	32	35
Deferred income tax expense	7	21
Changes in:
Investment income receivable	4	2
Premiums and reinsurance receivable	(96)	(105)
Deferred policy acquisition costs	(20)	(32)
Other assets	—	—
Loss and loss expense reserves	215	124
Life policy reserves	70	104
Unearned premiums	133	152
Other liabilities	(11)	(30)
Current income tax receivable/payable	(2)	52
Net cash provided by operating activities	755	633
Cash Flows From Investing Activities
Sale of fixed maturities	25	26
Call or maturity of fixed maturities	961	675
Sale of equity securities	241	225
Purchase of fixed maturities	(1,397)	(974)
Purchase of equity securities	(379)	(294)
Purchase of short-term investments	(75)	—
Investment in finance receivables	(10)	(13)
Collection of finance receivables	22	23
Investment in buildings and equipment, net	(7)	(6)
Change in other invested assets, net	(1)	7
Net cash used in investing activities	(620)	(331)
Cash Flows From Financing Activities
Payment of cash dividends to shareholders	(218)	(208)
Purchase of treasury shares	(41)	(21)
Payments of note payable	(14)	(55)
Proceeds from stock options exercised	14	14
Contract holders' funds deposited	62	66
Contract holders' funds withdrawn	(101)	(108)
Excess tax benefits on stock-based compensation	4	2
Other	(13)	(13)
Net cash used in financing activities	(307)	(323)
Net change in cash and cash equivalents	(172)	(21)
Cash and cash equivalents at beginning of year	591	433
Cash and cash equivalents at end of period	$419	$412
Supplemental Disclosures of Cash Flow Information:
Interest paid	$26	$27
Income taxes paid	179	52
Noncash Activities:
Conversion of securities	$—	$7
Equipment acquired under capital lease obligations	16	10
Cashless exercise of stock options	11	11

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

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

Our September 30, 2015, condensed consolidated financial statements are unaudited. Certain financial information that is included in annual financial statements prepared in accordance with GAAP is not required for interim reporting and has been condensed or omitted. We believe that we have made all adjustments, consisting only of normal recurring accruals, that are necessary for fair presentation. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our 2014 Annual Report on Form 10-K. The results of operations for interim periods do not necessarily indicate results to be expected for the full year.

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

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

ASU 2015-09, Financial Services-Insurance: Disclosures about Short-Duration Contracts
In May 2015, the FASB issued ASU 2015-09, Financial Services-Insurance: Disclosures About Short-Duration Contracts. ASU 2015-09 requires entities to provide additional disclosures about the liability for unpaid claims and claim adjustment expenses to increase the transparency of significant estimates. ASU 2015-09 also requires entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including reasons for the change and the effects on the financial statements. ASU 2015-09 also requires entities to disclose a rollforward of the liability of unpaid claims and claim adjustment expense for annual and interim reporting periods. The effective date of ASU 2015-09 is for annual reporting periods beginning after December 15, 2015, and interim reporting periods within annual period beginning after December 15, 2016. The ASU has not yet been adopted and will not have a material impact on our company’s financial position, cash flows or results of operations, but the ASU will require additional disclosures to our annual and interim reporting periods.

ASU 2015-15, Interest-Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.
In August 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 allows entities to defer and present debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The effective date of ASU 2015-15 is for interim and annual reporting periods beginning after December 15, 2015. The ASU has not yet been adopted and will not have a material impact on our company’s financial position, cash flows or results of operations.

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

NOTE 2 – Investments
The following table provides cost or amortized cost, gross unrealized gains, gross unrealized losses and fair value for our investment portfolio:

(Dollars in millions)	Cost or amortized cost
		Gross unrealized		Fair value
At September 30, 2015		gains	losses
Fixed maturity securities:
Corporate	$5,333	$325	$49	$5,609
States, municipalities and political subdivisions	3,401	159	3	3,557
Commercial mortgage-backed	284	9	1	292
Government-sponsored enterprises	280	—	4	276
Foreign government	10	—	—	10
Convertibles and bonds with warrants attached	8	—	—	8
United States government	4	—	—	4
Subtotal	9,320	493	57	9,756
Equity securities:
Common equities	2,784	1,585	56	4,313
Nonredeemable preferred equities	186	28	1	213
Subtotal	2,970	1,613	57	4,526
Short-term investments	75	—	—	75
Total	$12,365	$2,106	$114	$14,357
At December 31, 2014
Fixed maturity securities:
Corporate	$5,117	$420	$11	$5,526
States, municipalities and political subdivisions	3,267	178	2	3,443
Commercial mortgage-backed	250	9	—	259
Government-sponsored enterprises	213	—	5	208
Foreign government	10	—	—	10
Convertibles and bonds with warrants attached	7	—	—	7
United States government	7	—	—	7
Subtotal	8,871	607	18	9,460
Equity securities:
Common equities	2,583	2,099	3	4,679
Nonredeemable preferred equities	145	35	1	179
Subtotal	2,728	2,134	4	4,858
Total	$11,599	$2,741	$22	$14,318

The net unrealized investment gains in our fixed-maturity portfolio are primarily the result of the continued low interest rate environment that increased the fair value of our fixed-maturity portfolio. Our commercial mortgage-backed securities had an average rating of Aa1/AA at September 30, 2015, and December 31, 2014. At December 31, 2014, we held no short-term investments. The seven largest unrealized investment gains in our common stock portfolio are from Exxon Mobil Corporation (NYSE:XOM), Honeywell International Incorporated (NYSE:HON), The Procter & Gamble Company (NYSE:PG), Apple Inc. (Nasdaq:AAPL), Hasbro Incorporated (Nasdaq:HAS), BlackRock Inc. (NYSE:BLK), and JPMorgan Chase & Co. (NYSE:JPM), which had a combined gross unrealized gain of $494 million. At September 30, 2015, Apple was our largest single common stock holding with a fair value of 3.6 percent of our publicly traded common stock portfolio and 1.1 percent of the total investment portfolio.

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

The table below provides fair values and gross unrealized losses by investment category and by the duration of the securities’ continuous unrealized loss positions:

(Dollars in millions)	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
At September 30, 2015
Fixed maturity securities:
Corporate	$729	$42	$85	$7	$814	$49
States, municipalities and political subdivisions	227	3	51	—	278	3
Commercial mortgage-backed	57	1	2	—	59	1
Government-sponsored enterprises	74	1	139	3	213	4
Foreign government	10	—	—	—	10	—
Subtotal	1,097	47	277	10	1,374	57
Equity securities:
Common equities	511	56	—	—	511	56
Nonredeemable preferred equities	43	1	—	—	43	1
Subtotal	554	57	—	—	554	57
Total	$1,651	$104	$277	$10	$1,928	$114
At December 31, 2014
Fixed maturity securities:
Corporate	$261	$8	$90	$3	$351	$11
States, municipalities and political subdivisions	17	—	135	2	152	2
Commercial mortgage-backed	3	—	23	—	26	—
Government-sponsored enterprises	11	—	181	5	192	5
Subtotal	292	8	429	10	721	18
Equity securities:
Common equities	85	3	—	—	85	3
Nonredeemable preferred equities	16	—	17	1	33	1
Subtotal	101	3	17	1	118	4
Total	$393	$11	$446	$11	$839	$22

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

The following table provides investment income, realized investment gains and losses, the change in unrealized investment gains and losses, and other items:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Investment income:
Interest	$108	$105	$319	$312
Dividends	37	35	108	101
Other	1	—	2	2
Total	146	140	429	415
Less investment expenses	3	2	7	6
Total	$143	$138	$422	$409

Realized investment gains and losses summary:
Fixed maturities:
Gross realized gains	$4	$6	$14	$12
Gross realized losses	—	—	—	(4)
Other-than-temporary impairments	(8)	—	(11)	—
Equity securities:
Gross realized gains	6	59	106	93
Gross realized losses	—	—	(1)	—
Other-than-temporary impairments	—	—	(1)	(1)
Other	1	—	3	1
Total	$3	$65	$110	$101

Change in unrealized investment gains and losses:
Fixed maturities	$(15)	$(66)	$(153)	$115
Equity securities	(350)	(54)	(574)	117
Less income taxes	127	42	254	(81)
Total	$(238)	$(78)	$(473)	$151

During the three months ended September 30, 2015, one new equity security was other-than-temporarily impaired along with two other-than-temporarily impaired fixed-maturity securities. During the nine months ended September 30, 2015, there were three equity securities and three fixed-maturity securities other-than-temporarily impaired. There were no credit losses on fixed-maturity securities for which a portion of other-than-temporary impairment (OTTI) has been recognized in other comprehensive income for the three and nine months ended September 30, 2015 and 2014. At September 30, 2015, 73 fixed-maturity investments with a total unrealized loss of $10 million had been in an unrealized loss position for 12 months or more. Of that total, one fixed-maturity investment had a fair value below 70 percent of amortized cost. There were no equity investments in an unrealized loss position for 12 months or more as of September 30, 2015.

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

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

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
Fair Value Disclosures for Assets
The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis at September 30, 2015, and December 31, 2014. We do not have any material liabilities carried at fair value. There were no transfers between Level 1 and Level 2.

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At September 30, 2015
Fixed maturities, available for sale:
Corporate	$—	$5,568	$41	$5,609
States, municipalities and political subdivisions	—	3,557	—	3,557
Commercial mortgage-backed	—	292	—	292
Government-sponsored enterprises	—	276	—	276
Foreign government	—	10	—	10
Convertibles and bonds with warrants attached	—	8	—	8
United States government	4	—	—	4
Subtotal	4	9,711	41	9,756
Common equities, available for sale	4,313	—	—	4,313
Nonredeemable preferred equities, available for sale	—	211	2	213
Short-term investments	—	75	—	75
Separate accounts taxable fixed maturities	—	754	—	754
Top Hat savings plan mutual funds and common equity (included in Other assets)	20	—	—	20
Total	$4,337	$10,751	$43	$15,131
At December 31, 2014
Fixed maturities, available for sale:
Corporate	$—	$5,508	$18	$5,526
States, municipalities and political subdivisions	—	3,443	—	3,443
Commercial mortgage-backed	—	259	—	259
Government-sponsored enterprises	—	208	—	208
Foreign government	—	10	—	10
Convertibles and bonds with warrants attached	—	7	—	7
United States government	7	—	—	7
Subtotal	7	9,435	18	9,460
Common equities, available for sale	4,679	—	—	4,679
Nonredeemable preferred equities, available for sale	—	177	2	179
Separate accounts taxable fixed maturities	—	731	—	731
Top Hat savings plan mutual funds and common equity (included in Other assets)	18	—	—	18
Total	$4,704	$10,343	$20	$15,067

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

Each financial instrument that was deemed to have significant unobservable inputs when determining valuation is identified in the following tables by security type with a summary of changes in fair value as of September 30, 2015. Total Level 3 assets continue to be less than 1 percent of financial assets measured at fair value in the condensed consolidated balance sheets. Assets presented in the table below were valued based primarily on broker/dealer quotes for which there is a lack of transparency as to inputs used to develop the valuations. The quantitative detail of these unobservable inputs is neither provided nor reasonably available to us.

The following table provides the change in Level 3 assets for the three months ended September 30:

(Dollars in millions)	Asset fair value measurements using significant unobservable inputs (Level 3)
	Corporate fixed maturities	Commercial mortgage- backed fixed maturities	States, municipalities and political subdivisions fixed maturities	Nonredeemable preferred equities	Total
Beginning balance, June 30, 2015	$18	$—	$1	$2	$21
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—	—
Included in other comprehensive income	1	—	—	—	1
Purchases	22	—	—	—	22
Sales	—	—	—	—	—
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	(1)	—	(1)
Ending balance, September 30, 2015	$41	$—	$—	$2	$43

Beginning balance, June 30, 2014	$9	$—	$—	$2	$11
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—	—
Included in other comprehensive income	—	—	—	—	—
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Transfers into Level 3	19	—	—	—	19
Transfers out of Level 3	—	—	—	—	—
Ending balance, September 30, 2014	$28	$—	$—	$2	$30

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

The following table provides the change in Level 3 assets for the nine months ended September 30:

(Dollars in millions)	Asset fair value measurements using significant unobservable inputs (Level 3)
	Corporate fixed maturities	Commercial mortgage- backed fixed maturities	States, municipalities and political subdivisions fixed maturities	Nonredeemable preferred equities	Total
Beginning balance, January 1, 2015	$18	$—	$—	$2	$20
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—	—
Included in other comprehensive income	1	—	—	—	1
Purchases	22	—	—	—	22
Sales	—	—	—	—	—
Transfers into Level 3	—	—	1	—	1
Transfers out of Level 3	—	—	(1)	—	(1)
Ending balance, September 30, 2015	$41	$—	$—	$2	$43

Beginning balance, January 1, 2014	$2	$—	$—	$2	$4
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—	—
Included in other comprehensive income	—	—	—	—	—
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Transfers into Level 3	26	5	—	—	31
Transfers out of Level 3	—	(5)	—	—	(5)
Ending balance, September 30, 2014	$28	$—	$—	$2	$30

Additional disclosures for the Level 3 category are not material.

Fair Value Disclosures for Assets and Liabilities Not Carried at Fair Value

The disclosures below are presented to provide timely information about the effects of current market conditions on financial instruments that are not reported at fair value in our condensed consolidated financial statements.

This table summarizes the book value and principal amounts of our long-term debt:

(Dollars in millions)			Book value		Principal amount
			September 30,	December 31,	September 30,	December 31,
Interest rate	Year of issue		2015	2014	2015	2014
6.900%	1998	Senior debentures, due 2028	$28	$28	$28	$28
6.920%	2005	Senior debentures, due 2028	391	391	391	391
6.125%	2004	Senior notes, due 2034	372	372	374	374
		Total	$791	$791	$793	$793

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

The following table shows fair values of our note payable and long-term debt:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At September 30, 2015
Note payable	$—	$35	$—	$35
6.900% senior debentures, due 2028	—	34	—	34
6.920% senior debentures, due 2028	—	498	—	498
6.125% senior notes, due 2034	—	441	—	441
Total	$—	$1,008	$—	$1,008

At December 31, 2014
Note payable	$—	$49	$—	$49
6.900% senior debentures, due 2028	—	34	—	34
6.920% senior debentures, due 2028	—	496	—	496
6.125% senior notes, due 2034	—	449	—	449
Total	$—	$1,028	$—	$1,028

The following table shows the fair value of our life policy loans included in other invested assets:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At September 30, 2015
Life policy loans	$—	$—	$40	$40

At December 31, 2014
Life policy loans	$—	$—	$39	$39

Outstanding principal and interest for these life policy loans totaled $32 million and $31 million at September 30, 2015, and December 31, 2014, respectively.

The following table shows fair values of our deferred annuities and structured settlements included in life policy and investment contract reserves:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At September 30, 2015
Deferred annuities	$—	$—	$892	$892
Structured settlements	—	208	—	208
Total	$—	$208	$892	$1,100

At December 31, 2014
Deferred annuities	$—	$—	$897	$897
Structured settlements	—	217	—	217
Total	$—	$217	$897	$1,114

Recorded reserves for the deferred annuities were $864 million and $863 million at September 30, 2015, and December 31, 2014, respectively. Recorded reserves for the structured settlements were $177 million and $182 million at September 30, 2015, and December 31, 2014, respectively.

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

NOTE 4 – Property Casualty Loss and Loss Expenses
This table summarizes activity for our consolidated property casualty loss and loss expense reserves:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Gross loss and loss expense reserves, beginning of period	$4,647	$4,408	$4,438	$4,241
Less reinsurance recoverable	292	282	282	299
Net loss and loss expense reserves, beginning of period	4,355	4,126	4,156	3,942
Net incurred loss and loss expenses related to:
Current accident year	661	647	2,096	2,125
Prior accident years	(48)	(25)	(140)	(120)
Total incurred	613	622	1,956	2,005
Net paid loss and loss expenses related to:
Current accident year	343	353	794	859
Prior accident years	261	286	954	979
Total paid	604	639	1,748	1,838
Net loss and loss expense reserves, end of period	4,364	4,109	4,364	4,109
Plus reinsurance recoverable	289	284	289	284
Gross loss and loss expense reserves, end of period	$4,653	$4,393	$4,653	$4,393

We use actuarial methods, models and judgment to estimate, as of a financial statement date, the property casualty loss and loss expense reserves required to pay for and settle all outstanding insured claims, including incurred but not reported (IBNR) claims, as of that date. The actuarial estimate is subject to review and adjustment by an inter-departmental committee that includes actuarial management that is familiar with relevant company and industry business, claims and underwriting trends, as well as general economic and legal trends that could affect future loss and loss expense payments. The amount we will actually have to pay for claims can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate. The reserve for loss and loss expenses in the condensed consolidated balance sheets also included $47 million at September 30, 2015, and $42 million at September 30, 2014, for certain life and health loss and loss expense reserves.

For the three months ended September 30, 2015, we experienced $48 million of favorable development on prior accident years, including $43 million of favorable development in commercial lines, $2 million of adverse development in personal lines and $7 million of favorable development in excess and surplus lines. We recognized favorable reserve development during the three months ended September 30, 2015, of $25 million for the workers' compensation line and $16 million for the commercial casualty line due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. Our commercial auto line developed unfavorably by $4 million for the three months ended September 30, 2015, due to higher loss cost effects in recent accident years, resulting in an increase of our reserve estimate for claims that have not yet been settled.

For the nine months ended September 30, 2015, we experienced $140 million of favorable development on prior accident years, including $120 million of favorable development in commercial lines, $1 million of adverse development in personal lines and $21 million of favorable development in excess and surplus lines. This included $12 million from favorable development of catastrophe losses for the nine months ended September 30, 2015. We recognized favorable reserve development during the nine months ended September 30, 2015, of $80 million for the workers' compensation line, $36 million for the commercial casualty line and $17 million for the other commercial line due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. Our commercial auto line developed unfavorably by $27 million for the nine months ended September 30, 2015, due to higher loss cost effects in recent accident years, resulting in an increase of our reserve estimate for claims that have not yet been settled.

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

For the three months ended September 30, 2014, we experienced $25 million of favorable development on prior accident years, including $24 million of favorable development in commercial lines, $5 million of adverse development in personal lines and $6 million of favorable development in excess and surplus lines. This included $5 million from favorable development of catastrophe losses for the three months ended September 30, 2014. We recognized favorable development during the three months ended September 30, 2014, of $15 million for workers' compensation line, $8 million for each the commercial property line and the commercial casualty line and $12 million of adverse development for the commercial auto line, due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines.

For the nine months ended September 30, 2014, we experienced $120 million of favorable development on prior accident years, including $84 million of favorable development in commercial lines, $13 million of favorable development in personal lines and $23 million of favorable development in excess and surplus lines. This included $19 million from favorable development of catastrophe losses for the nine months ended September 30, 2014. We recognized favorable development during the nine months ended September 30, 2014, of $45 million for the workers' compensation line, $33 million for the commercial property line, $25 million for the commercial casualty line and $24 million of adverse development in the commercial auto line, due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines.

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

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

This table summarizes our life policy and investment contract reserves:

(Dollars in millions)	September 30, 2015	December 31, 2014
Ordinary/traditional life	$928	$875
Deferred annuities	864	863
Universal life	547	530
Structured settlements	177	182
Other	48	47
Total life policy and investment contract reserves	$2,564	$2,497

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

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Deferred policy acquisition costs asset, beginning of period	$600	$571	$578	$565
Capitalized deferred policy acquisition costs	212	208	640	630
Amortized deferred policy acquisition costs	(207)	(195)	(620)	(598)
Amortized shadow deferred policy acquisition costs	4	6	11	(7)
Deferred policy acquisition costs asset, end of period	$609	$590	$609	$590

No premium deficiencies were recorded in the condensed consolidated statements of income, as the sum of the anticipated loss and loss adjustment expenses, policyholder dividends and unamortized deferred acquisition expenses did not exceed the related unearned premiums and anticipated investment income.

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

NOTE 7 – Accumulated Other Comprehensive Income
Accumulated other comprehensive income (AOCI) includes changes in unrealized gains and losses on investments, changes in pension obligations and changes in life deferred acquisition costs, life policy reserves and other as follows:

(Dollars in millions)	Three months ended September 30,
	2015			2014
	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, beginning of period	$2,357	$815	$1,542	$2,687	$931	$1,756
OCI before realized gains recognized in net income	(363)	(126)	(237)	(55)	(20)	(35)
Realized gains recognized in net income	(2)	(1)	(1)	(65)	(22)	(43)
OCI	(365)	(127)	(238)	(120)	(42)	(78)
AOCI, end of period	$1,992	$688	$1,304	$2,567	$889	$1,678

Pension obligations:
AOCI, beginning of period	$(33)	$(11)	$(22)	$(19)	$(6)	$(13)
OCI excluding amortization recognized in net income	—	—	—	—	—	—
Amortization recognized in net income	1	—	1	—	—	—
OCI	1	—	1	1	—	1
AOCI, end of period	$(32)	$(11)	$(21)	$(18)	$(6)	$(12)

Life deferred acquisition costs, life policy reserves and other:
AOCI, beginning of period	$(8)	$(2)	$(6)	$(16)	$(5)	$(11)
OCI before realized gains recognized in net income	5	1	4	5	2	3
Realized gains recognized in net income	(1)	—	(1)	—	—	—
OCI	4	1	3	5	2	3
AOCI, end of period	$(4)	$(1)	$(3)	$(11)	$(3)	$(8)

Summary of AOCI:
AOCI, beginning of period	$2,316	$802	$1,514	$2,652	$920	$1,732
Investments OCI	(365)	(127)	(238)	(120)	(42)	(78)
Pension obligations OCI	1	—	1	1	—	1
Life deferred acquisition costs, life policy reserves and other OCI	4	1	3	5	2	3
Total OCI	(360)	(126)	(234)	(114)	(40)	(74)
AOCI, end of period	$1,956	$676	$1,280	$2,538	$880	$1,658

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

(Dollars in millions)	Nine months ended September 30,
	2015			2014
	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, beginning of period	$2,719	$942	$1,777	$2,335	$808	$1,527
OCI excluding realized gains recognized in net income	(620)	(216)	(404)	332	115	217
Realized gains recognized in net income	(107)	(38)	(69)	(100)	(34)	(66)
OCI	(727)	(254)	(473)	232	81	151
AOCI, end of period	$1,992	$688	$1,304	$2,567	$889	$1,678

Pension obligations:
AOCI, beginning of period	$(36)	$(12)	$(24)	$(18)	$(6)	$(12)
OCI excluding amortization recognized in net income	—	—	—	—	—	—
Amortization recognized in net income	4	1	3	—	—	—
OCI	4	1	3	—	—	—
AOCI, end of period	$(32)	$(11)	$(21)	$(18)	$(6)	$(12)

Life deferred acquisition costs, life policy reserves and other:
AOCI, beginning of period	$(12)	$(3)	$(9)	$(16)	$(5)	$(11)
OCI excluding realized gains recognized in net income	11	3	8	6	3	3
Realized gains recognized in net income	(3)	(1)	(2)	(1)	(1)	—
OCI	8	2	6	5	2	3
AOCI, end of period	$(4)	$(1)	$(3)	$(11)	$(3)	$(8)

Summary of AOCI:
AOCI, beginning of period	$2,671	$927	$1,744	$2,301	$797	$1,504
Investments OCI	(727)	(254)	(473)	232	81	151
Pension obligations OCI	4	1	3	—	—	—
Life deferred acquisition costs, life policy reserves and other OCI	8	2	6	5	2	3
Total OCI	(715)	(251)	(464)	237	83	154
AOCI, end of period	$1,956	$676	$1,280	$2,538	$880	$1,658

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

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

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

The main components of our assumed reinsurance include involuntary as well as voluntary from our new assumed reinsurance operation. Primary components of our property casualty ceded reinsurance program include a property per risk treaty, property excess treaty, casualty per occurrence treaty, casualty excess treaty, property catastrophe treaty and catastrophe bonds and voluntary business from our new assumed reinsurance operation.

Our condensed consolidated statements of income include earned consolidated property casualty insurance premiums on assumed and ceded business:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Direct earned premiums	$1,110	$1,067	$3,279	$3,134
Assumed earned premiums	3	3	8	8
Ceded earned premiums	(37)	(45)	(111)	(132)
Earned premiums	$1,076	$1,025	$3,176	$3,010

Our condensed consolidated statements of income include incurred consolidated property casualty insurance loss and loss expenses on assumed and ceded business:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Direct incurred loss and loss expenses	$618	$633	$1,984	$2,026
Assumed incurred loss and loss expenses	2	1	2	5
Ceded incurred loss and loss expenses	(7)	(12)	(30)	(26)
Incurred loss and loss expenses	$613	$622	$1,956	$2,005

Our ceded incurred results generally vary with our catastrophe experience.

Our life insurance company purchases reinsurance for protection of a portion of the risk that is written. Primary components of our life reinsurance program include individual mortality coverage and aggregate catastrophe and accidental death coverage in excess of certain deductibles.

Our condensed consolidated statements of income include earned life insurance premiums on ceded business:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Direct earned premiums	$67	$61	$200	$191
Ceded earned premiums	(16)	(15)	(44)	(44)
Earned premiums	$51	$46	$156	$147

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

Our condensed consolidated statements of income include life insurance contract holders' benefits incurred on ceded business:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Direct contract holders' benefits incurred	$70	$80	$214	$228
Ceded contract holders' benefits incurred	(13)	(16)	(39)	(52)
Contract holders' benefits incurred	$57	$64	$175	$176

The ceded benefits incurred can vary depending on the type of life insurance policy held and the year the policy was sold.

NOTE 9 – Income Taxes
As of September 30, 2015, and December 31, 2014, we had no liability for unrecognized tax benefits.

The differences between the 35 percent statutory federal income tax rate and our effective income tax rate were as follows:

(Dollars in millions)	Three months ended September 30,				Nine months ended September 30,
	2015		2014		2015		2014
Tax at statutory rate:	$85	35.0%	$91	35.0%	$233	35.0%	$170	35.0%
Increase (decrease) resulting from:
Tax-exempt income from municipal bonds	(9)	(3.7)	(9)	(3.5)	(25)	(3.8)	(25)	(5.2)
Dividend received exclusion	(8)	(3.3)	(7)	(2.7)	(23)	(3.5)	(21)	(4.3)
Other	1	0.4	1	0.5	2	0.4	3	0.7
Provision for income taxes	$69	28.4%	$76	29.3%	$187	28.1%	$127	26.2%

The provision for federal income taxes is based upon filing a consolidated income tax return for the company and its subsidiaries. As of September 30, 2015, we had no operating or capital loss carry forwards.

NOTE 10 – Net Income Per Common Share
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are computed based on the weighted average number of common and dilutive potential common shares outstanding using the treasury stock method. The table shows calculations for basic and diluted earnings per share:

(In millions except per share data)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Numerator:
Net income—basic and diluted	$174	$183	$478	$358
Denominator:
Basic weighted-average common shares outstanding	164.0	163.5	164.1	163.5
Effect of share-based awards:
Stock options	1.0	0.9	0.9	0.9
Nonvested shares	0.5	0.6	0.5	0.6
Diluted weighted-average shares	165.5	165.0	165.5	165.0
Earnings per share:
Basic	$1.06	$1.12	$2.91	$2.19
Diluted	1.05	1.11	2.89	2.17
Number of anti-dilutive share-based awards:	0.3	0.7	0.7	0.7

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

The sources of dilution of our common shares are certain equity-based awards. See our 2014 Annual Report on Form 10-K, Item 8, Note 17, Share-Based Associate Compensation Plans, Page 154, for information about equity-based awards. The above table shows the number of anti-dilutive share-based awards for the three and nine months ended September 30, 2015 and 2014. We did not include these share-based awards in the computation of net income per common share (diluted) because their exercise would have anti-dilutive effects.

NOTE 11 – Employee Retirement Benefits
The following summarizes the components of net periodic benefit cost for our qualified and supplemental pension plans:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Service cost	$3	$3	$9	$8
Interest cost	3	4	10	11
Expected return on plan assets	(4)	(5)	(13)	(13)
Amortization of actuarial loss and prior service cost	1	1	4	2
Net periodic benefit cost	$3	$3	$10	$8

See our 2014 Annual Report on Form 10-K, Item 8, Note 13, Employee Retirement Benefits, Page 148, for information on our retirement benefits. We made matching contributions totaling $2 million and $3 million to our
401(k) and Top Hat savings plans during the third quarter of 2015 and 2014 and contributions of $9 million during both the first nine months of 2015 and 2014, respectively.

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

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

NOTE 13 – Segment Information
We operate primarily in two industries, property casualty insurance and life insurance. We regularly review our reporting segments to make decisions about allocating resources and assessing performance. Our reporting segments are:

•	Commercial lines insurance

•	Personal lines insurance

•	Excess and surplus lines insurance

•	Life insurance

•	Investments

We report as Other the noninvestment operations of the parent company and its noninsurer subsidiary, CFC Investment Company. In addition, in the third quarter of 2015, we began including results of our new assumed reinsurance operation in Other. See our 2014 Annual Report on Form 10-K, Item 8, Note 18, Segment Information, Page 157, for a description of revenue, income or loss before income taxes and identifiable assets for each of the five segments.

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

Segment information is summarized in the following table:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues:
Commercial lines insurance
Commercial casualty	$257	$237	$753	$695
Commercial property	205	186	604	537
Commercial auto	141	133	416	391
Workers' compensation	93	93	276	280
Other commercial	61	71	186	223
Commercial lines insurance premiums	757	720	2,235	2,126
Fee revenues	1	1	3	3
Total commercial lines insurance	758	721	2,238	2,129

Personal lines insurance
Personal auto	128	121	376	354
Homeowner	117	110	345	330
Other personal	32	32	96	91
Personal lines insurance premiums	277	263	817	775
Fee revenues	1	1	2	2
Total personal lines insurance	278	264	819	777

Excess and surplus lines insurance	42	42	124	109
Fee revenues	—	—	1	—
Total excess and surplus lines insurance	42	42	125	109

Life insurance premiums	51	46	156	147
Separate account investment management fees	2	1	4	4
Total life insurance	53	47	160	151

Investments
Investment income, net of expenses	143	138	422	409
Realized investment gains, net	3	65	110	101
Total investment revenue	146	203	532	510

Other	1	3	5	7
Total revenues	$1,278	$1,280	$3,879	$3,683

Income (loss) before income taxes:
Insurance underwriting results
Commercial lines insurance	$121	$67	$244	$97
Personal lines insurance	(2)	14	(30)	(33)
Excess and surplus lines insurance	14	13	29	22
Life insurance	1	(4)	(1)	(5)
Investments	125	182	468	448
Other	(16)	(13)	(45)	(44)
Total income before income taxes	$243	$259	$665	$485

Identifiable assets:	September 30, 2015	December 31, 2014
Property casualty insurance	$2,568	$2,656
Life insurance	1,328	1,316
Investments	14,476	14,441
Other	379	340
Total	$18,751	$18,753

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

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

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

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

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

CORPORATE FINANCIAL HIGHLIGHTS

Net Income and Comprehensive Income Data

(Dollars in millions except per share data)	Three months ended September 30,			Nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change
Net income and comprehensive income data:
Earned premiums	$1,127	$1,071	5	$3,332	$3,157	6
Investment income, net of expenses (pretax)	143	138	4	422	409	3
Realized investment gains, net (pretax)	3	65	(95)	110	101	9
Total revenues	1,278	1,280	0	3,879	3,683	5
Net income	174	183	(5)	478	358	34
Comprehensive (loss) income	(60)	109	nm	14	512	(97)
Net income—diluted	1.05	1.11	(5)	2.89	2.17	33
Cash dividends declared	0.46	0.44	5	1.38	1.32	5
Diluted weighted average shares outstanding	165.5	165.0	0	165.5	165.0	0

Total revenues declined slightly for the third quarter of 2015, compared with third-quarter 2014, as lower net realized investment gains offset growth in earned premiums and investment income. For the first nine months of 2015, compared with the same period of 2014, total revenues increased, primarily due to growth in earned premiums. Premium and investment revenue trends are discussed further in the respective sections of Financial Results.

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

Net income for the third quarter of 2015, compared with the third quarter of 2014, decreased $9 million. The decrease reflected a $41 million reduction of after-tax net realized investment gains that offset an increase in property casualty underwriting income of $25 million after taxes. Higher catastrophe losses, mostly weather related, were $9 million after taxes and unfavorably affected both net income and property casualty underwriting income. After-tax investment income in our investment segment results for the third quarter of 2015 rose $3 million compared with the same quarter of 2014. Life insurance segment results on a pretax basis were $5 million higher.

For the nine months ended September 30, 2015, net income rose $120 million compared with the same period of 2014, primarily due to an increase in property casualty underwriting income of $102 million after taxes, including $43 million from lower catastrophe losses. After-tax investment income increased by $10 million while after-tax net realized investment gains were $5 million higher. Life insurance segment results on a pretax basis were $4 million higher.

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

The board of directors is committed to rewarding shareholders directly through cash dividends and through share repurchase authorizations. Through 2014, the company had increased the indicated annual cash dividend rate for 54 consecutive years, a record we believe was matched by only eight other publicly traded companies. In January 2015, the board of directors increased the regular quarterly dividend to 46 cents per share, setting the stage for our 55th consecutive year of increasing cash dividends. During the first nine months of 2015, cash dividends declared by the company increased approximately 5 percent compared with the same period of 2014. Our board regularly evaluates relevant factors in decisions related to dividends and share repurchases. The 2015 dividend increase reflected our strong earnings performance and signaled management’s and the board’s positive outlook and confidence in our outstanding capital, liquidity and financial flexibility.

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

Balance Sheet Data and Performance Measures

(In millions except share data)	At September 30,	At December 31,
	2015	2014
Balance sheet data:
Total investments	$14,426	$14,386
Total assets	18,751	18,753
Short-term debt	35	49
Long-term debt	791	791
Shareholders' equity	6,350	6,573
Book value per share	38.77	40.14
Debt-to-total-capital ratio	11.5%	11.3%

Total assets at September 30, 2015, decreased less than 1 percent compared with year-end 2014, and included growth in invested assets of less than 1 percent that was largely driven by net purchases of securities. Shareholders’ equity decreased 3 percent, and book value per share also decreased 3 percent during the first nine months of 2015. Our debt-to-total-capital ratio (capital is the sum of debt plus shareholders’ equity) rose slightly from year-end 2014. The value creation ratio, a non-GAAP measure defined below, was lower for the first nine months of 2015, compared with the same period in 2014, primarily due to lower net gains from our investment portfolio. The $1.37 decrease in book value per share during the first nine months of 2015 contributed negative 3.4 percentage points to the value creation ratio, while dividends declared at $1.38 per share contributed positive 3.4 points. Value creation ratio trends in total and by major components, along with a reconciliation of the non-GAAP measure to comparable GAAP measures, are shown in the tables below.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Value creation ratio major components:
Net income before net realized gains	2.7%	2.2%	6.1%	4.8%
Change in realized and unrealized gains, fixed-maturity securities	(0.2)	(0.6)	(1.5)	1.3
Change in realized and unrealized gains, equity securities	(3.4)	0.1	(4.6)	2.3
Other	0.0	0.1	0.0	0.0
Value creation ratio	(0.9)%	1.8%	0.0%	8.4%

(Dollars are per share)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Book value change per share:
End of period book value	$38.77	$39.01	$38.77	$39.01
Less beginning of period book value	39.60	38.77	40.14	37.21
Change in book value	$(0.83)	$0.24	$(1.37)	$1.80

Change in book value:
Net income before realized gains	$1.05	$0.86	$2.48	$1.79
Change in realized and unrealized gains, fixed-maturity securities	(0.07)	(0.24)	(0.59)	0.49
Change in realized and unrealized gains, equity securities	(1.37)	0.03	(1.86)	0.84
Dividend declared to shareholders	(0.46)	(0.44)	(1.38)	(1.32)
Other	0.02	0.03	(0.02)	0.00
Change in book value	$(0.83)	$0.24	$(1.37)	$1.80

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

(Dollars are per share)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Value creation ratio:
End of period book value	$38.77	$39.01	$38.77	$39.01
Less beginning of period book value	39.60	38.77	40.14	37.21
Change in book value	(0.83)	0.24	(1.37)	1.80
Dividend declared to shareholders	0.46	0.44	1.38	1.32
Total value creation	$(0.37)	$0.68	$0.01	$3.12

Value creation ratio from change in book value*	(2.1)%	0.6%	(3.4)%	4.8%
Value creation ratio from dividends declared to shareholders**	1.2	1.2	3.4	3.6
Value creation ratio	(0.9)%	1.8%	0.0%	8.4%

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

Performance Drivers
When looking at our long-term objectives, we see three performance drivers:

•
Premium growth – We believe our agency relationships and initiatives can lead to a property casualty written premium growth rate over any five-year period that exceeds the industry average. For the first nine months of 2015, our total property casualty net written premium year-over-year growth was 6 percent, comparing favorably with the industry’s 4 percent growth rate reported by A.M. Best for the first six months of 2015. For the five-year period 2010 through 2014, our growth rate was approximately double that of the industry. The industry's growth rate excludes its mortgage and financial guaranty lines of business. Our premium growth initiatives are discussed below in Highlights of Our Strategies and Supporting Initiatives.

•
Combined ratio – We believe our underwriting philosophy and initiatives can generate a GAAP combined ratio over any five-year period that is consistently within the range of 95 percent to 100 percent. For the first nine months of 2015, our GAAP combined ratio was 92.5 percent and our statutory combined ratio was 91.3 percent, both including 5.1 percentage points of current accident year catastrophe losses partially offset by 4.4 percentage points of favorable loss reserve development on prior accident years. Our nine-month

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

statutory combined ratio was lower than the 97.8 percent reported for the industry by A.M. Best for the first six months of 2015. The industry's ratio again excludes its mortgage and financial guaranty lines of business.

•
Investment contribution – We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year return of the Standard & Poor’s 500 Index. For the first nine months of 2015, pretax investment income was $422 million, up 3 percent compared with the same period in 2014. We believe our investment portfolio mix provides an appropriate balance of income stability and growth with capital appreciation potential.

Highlights of Our Strategy and Supporting Initiatives
Management has worked to identify a strategy that can lead to long-term success, with concurrence by the board of directors. Our strategy is intended to position the company to compete successfully in the markets we have targeted while appropriately managing risk. Further description of our long-term, proven strategy can be found in our 2014 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 5. We believe that the successful implementation of the initiatives listed below will help us: better serve our independent agent customers and their clients; reduce variability in our financial results; grow earnings and book value over the long term; and navigate challenging economic, market or industry-pricing cycles.

•
Improve insurance profitability – Implementation of these initiatives is intended to enhance underwriting expertise and knowledge, thereby increasing our ability to manage our business and to gain efficiencies. Better profit margins can arise from additional information and more focused action on underperforming product lines, as well as pricing capabilities, which we are expanding through the use of technology and analytics. Refining internal processes and tracking additional performance metrics can help us be more efficient and effective. These initiatives also support the ability of the independent agencies that represent us to grow profitably by allowing them to serve clients faster and to more efficiently manage agency expenses.

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

Improve Insurance Profitability
The main initiatives to improve our insurance profitability include:

•
Enhance underwriting expertise and knowledge – We continue to increase our use of information and to develop our skills for improved underwriting performance. Expanded capabilities include streamlining and optimizing data to improve accuracy, timeliness and ease of use, which leads to more granular, segmented pricing. We also continue using predictive analytics and developing other business tools, such as building out the data warehouse used in our property casualty and life insurance operations.

Ongoing efforts to expand pricing precision include enhancement of analytics and predictive modeling tools to better align individual insurance policy pricing to risk attributes. This helps us to further segment policies in order to identify and retain those we believe are more adequately priced, while seeking more aggressive renewal terms and conditions on policies that we believe have relatively weaker pricing. As we seek to remain competitive on the most desirable business and rapidly adapt to changes in market conditions, further integration of analytics and predictive modeling with our policy administration systems is intended to better target profitability and to support discussion of pricing impacts with agency personnel.
In our commercial auto line of business, pricing precision is an ongoing focus. We are taking action by improving premium rate classification and using other rating variables in risk selection and pricing, plus further automating collection of key rating variables. Progress during the first nine months of 2015 included updating our experience rating plans and implementing an enhanced process to verify vehicle identification numbers. We are continuing efforts to further automate the collection of driver history information through motor vehicle reports, allowing for better use of this information for modeling and other underwriting processes. In addition, our commercial auto policies that renewed during the first nine months of 2015 experienced an estimated average price percentage increase near the low end of the mid-single-digit range.
In our personal auto line of business, rate increases that apply pricing precision variables continued to be implemented during the first nine months of 2015 for the majority of states where we market personal lines products. On average, our personal auto policies experienced a percentage rate increase during the first nine

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

months of 2015 estimated near the low end of the mid-single-digit range. Approved rate increases for 14 states, effective in the second half of 2015, average in the upper-single-digit range.

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

An important initiative for 2015 is ramping up operations for our customer care center for small commercial business policies. Using the services of our customer care center reduces our agents' administrative load and frees up time and resources to spend growing their businesses. Progress during the first nine months of 2015 included adding to the number of participating agencies. As of the end of September, a total of 82 agencies are using this resource.
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

We expect these initiatives to contribute to our rank as the No. 1 or No. 2 carrier, based on premium volume, in agencies that have represented us for at least five years. Based on 2014 premiums, we again earned that rank in nearly 75 percent of the agencies that have represented Cincinnati Insurance for more than five years. We are working to increase the percentage of agencies where we achieve that rank.

Drive Premium Growth
Primary initiatives to drive premium growth include:

•
Expansion of our marketing and service capabilities – We continue to enhance our generalist approach to allow our appointed agencies to better compete in the marketplace by expanding on the availability of services their clients want. Expansion initiatives include ongoing development and coordination of targeted marketing programs, including those focused on franchises, professional and trade associations and risk purchasing groups. We also plan to continue adding field marketing representatives for increased agency support in targeted areas. We expanded our excess and surplus lines field underwriting and marketing presence by adding two field associates during the first nine months of 2015. Similarly, we added a personal lines field marketing representative to better support agencies that market our personal lines policies. Expanding our customer care center also enhances our service and support for agencies.

Our marketing campaign that includes advertising through television and other media is another initiative designed to further enhance our service and support for agencies. The campaign's effectiveness is demonstrated in part by a significant increase in people coming to our website to locate an agency that offers Cincinnati Insurance products.
An important premium growth initiative which began in 2015 is our expansion of marketing and enhanced products and services to our independent agents serving high net worth personal lines clients. During the third quarter of 2015, we began to offer, through agents in the state of New York, a new suite of insurance products serving the unique needs of high net worth personal lines clients. That suite of products, known as Executive Capstone™, offers higher coverage limits and new options for home, automobile, personal umbrella, watercraft and valuable article products.
Another important premium growth initiative is expansion of reinsurance assumed operations, announced in April 2015. Seeing long-term opportunities in reinsurance, we announced the hiring of an experienced executive to lead that initiative. During the fourth quarter of 2015 or in early 2016, we plan to continue hiring a small team of qualified associates, adding to several already in place at the end of the third quarter. We recognize the current challenges in the reinsurance market, and our business plan is focused on delivering profitable risk-adjusted returns over time. The reinsurance market is large and dynamic, and as a new entrant during this period of reinsurer consolidation, we are benefiting from ceding insurers that desire the high-quality, diversifying counterparty credit that we offer. We believe we are well-positioned to take our time and maintain underwriting discipline as we develop relationships and expertise to benefit the company and shareholders over the long term.

•
New agency appointments – We continue to appoint new agencies to develop additional points of distribution, focusing on areas where our property casualty insurance market share is less than 1 percent while also considering economic and catastrophe risk factors. In 2015, we plan to appoint approximately 100 additional

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

independent agencies. During the first nine months of 2015, we appointed 85 new agencies that write, in aggregate, approximately $3.2 billion in property casualty premiums annually with various insurance carriers for an average of approximately $38 million per agency. As of September 30, 2015, a total of 1,515 agency relationships market our property casualty insurance products from 1,933 reporting locations. During the first nine months of 2015, our life insurance company also appointed 63 independent life insurance agencies that do not represent our property casualty insurance companies.
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
Expansion into new states provides opportunities to replicate and leverage our highly successful agent-centered business model through the appointment of additional agencies. Our personal lines segment plans to expand its footprint in two ways: by targeting states where we currently write only commercial lines; and by entering new states where we do not yet have appointed agencies. Our expansion plans include New Jersey in the first half of 2016, California and Colorado in the second half of 2016, and Texas and Massachusetts in 2017. The timing and priority of states in our long-term rollout plan are subject to change for a variety of reasons, including our assessment of market opportunities.

We measure the overall success of our strategy to drive premium growth primarily through changes in net written premiums, as discussed in the Performance Drivers section above. We believe we can grow faster than the industry average over any five-year period. In late 2011, we established a long-term target for profitable premium growth to reach $5 billion of annual direct written premiums by the end of 2015. While it appears we will be slightly short of that 2015 target, our emphasis has been to seek growth only where we believed we could do so profitably.

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

At September 30, 2015, we held $1.838 billion of our cash and invested assets at the parent-company level, of which $1.540 billion, or 83.8 percent, was invested in common stocks, and $123 million, or 6.7 percent, was cash or cash equivalents. Our debt-to-total-capital ratio of 11.5 percent remains well below our target limit. Another important indicator of financial strength is our ratio of property casualty net written premiums to statutory surplus, which was 1.0-to-1 for the 12 months ended September 30, 2015, up from 0.9-to-1 at year-end 2014.

Financial strength ratings assigned to us by independent ratings firms also are important. In addition to rating our parent company’s senior debt, four firms award insurer financial strength ratings to one or more of our insurance subsidiary companies based on their quantitative and qualitative analyses. These ratings primarily assess an insurer’s ability to meet financial obligations to policyholders and do not necessarily address all of the matters that may be important to investors. Ratings are under continuous review and subject to changes or withdrawal at any time by the rating agency. Each rating should be evaluated independently of any other rating; please see each rating agency's website for its most recent report on our ratings.

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

As of October 26, 2015, our insurer financial strength ratings were:

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

On June 30, 2015, Standard & Poor's Ratings Services upgraded the ratings that it had assigned in July 2010 to A+ from A and revised its outlook to stable. Standard & Poor's said its rating reflected the improvement in our overall risk exposures, strong capital position and improved underwriting discipline. It also said those factors, combined with our strong risk-management culture, should continue to reduce earnings volatility inherent to our risk exposure to natural catastrophes. Standard & Poor's noted its rating could be lowered if capital adequacy deteriorated significantly for a prolonged period or if earnings weakened to substantially less than its base-case assumptions.

On July 15, 2015, Fitch Ratings affirmed the ratings that it had assigned to us in August 2009, continuing its stable outlook. Fitch said our ratings reflect balance sheet strengths including conservative operating subsidiary capitalization, sizeable holding company cash plus invested assets and our moderate financial leverage ratio. Fitch also said it believes our reserves are adequate and that we have implemented claims and risk management tools to improve pricing and risk selection. Fitch stated its rating could be unfavorably affected by a combined ratio exceeding 105 percent on a sustained basis, evidence of deteriorating profitability on recent growth or by failing to maintain certain scores related to property casualty subsidiary capitalization.

No other ratings agency actions to our insurer financial strength ratings occurred during the third quarter of 2015. All of our insurance subsidiaries continue to be highly rated.

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

CONSOLIDATED PROPERTY CASUALTY INSURANCE HIGHLIGHTS
Consolidated property casualty insurance results include premiums and expenses for our standard market insurance segments (commercial lines and personal lines), our excess and surplus lines segment and our reinsurance assumed operation.

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change
Earned premiums	$1,076	$1,025	5	$3,176	$3,010	6
Fee revenues	2	2	0	6	5	20
Total revenues	1,078	1,027	5	3,182	3,015	6
Loss and loss expenses from:
Current accident year before catastrophe losses	633	630	0	1,935	1,892	2
Current accident year catastrophe losses	28	17	65	161	233	(31)
Prior accident years before catastrophe losses	(47)	(20)	(135)	(128)	(101)	(27)
Prior accident years catastrophe losses	(1)	(5)	80	(12)	(19)	37
Loss and loss expenses	613	622	(1)	1,956	2,005	(2)
Underwriting expenses	332	311	7	983	924	6
Underwriting profit	$133	$94	41	$243	$86	183

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	58.7%	61.5%	(2.8)	60.8%	62.8%	(2.0)
Current accident year catastrophe losses	2.6	1.6	1.0	5.1	7.7	(2.6)
Prior accident years before catastrophe losses	(4.3)	(2.0)	(2.3)	(4.0)	(3.3)	(0.7)
Prior accident years catastrophe losses	(0.1)	(0.4)	0.3	(0.4)	(0.6)	0.2
Loss and loss expenses	56.9	60.7	(3.8)	61.5	66.6	(5.1)
Underwriting expenses	30.9	30.3	0.6	31.0	30.7	0.3
Combined ratio	87.8%	91.0%	(3.2)	92.5%	97.3%	(4.8)

Combined ratio	87.8%	91.0%	(3.2)	92.5%	97.3%	(4.8)
Contribution from catastrophe losses and prior years reserve development	(1.8)	(0.8)	(1.0)	0.7	3.8	(3.1)
Combined ratio before catastrophe losses and prior years reserve development	89.6%	91.8%	(2.2)	91.8%	93.5%	(1.7)

Our consolidated property casualty insurance operations generated an underwriting profit of $133 million for the third quarter of 2015 and $243 million for the nine months ended September 30, 2015. The year-over-year improvement of $39 million for the third quarter of 2015, compared with third-quarter 2014, reflected improved underwriting that offset an increase of $15 million in losses from weather-related natural catastrophes. The nine-month improvement of $157 million, compared with the first nine months of 2014, included a decrease of $65 million in losses from weather-related natural catastrophes and $30 million of weather-related losses not identified as part of designated catastrophe events for the property casualty industry, typically referred to as noncatastrophe weather losses. The nine-month favorable effects of less weather-related losses in aggregate were partially offset by a $44 million underwriting profit reduction, before catastrophe effects, from our auto lines of business, largely due to strengthening of auto reserves. We believe future property casualty underwriting results will continue to benefit from price increases and our ongoing initiatives to improve pricing precision and loss experience related to claims and loss control practices.

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

For both our commercial auto and personal auto lines of business, for the first nine months of 2015, we experienced a rising trend in paid losses and loss expenses that was more than we expected. As a result, we increased our actuarial best estimate of ultimate loss and loss expense ratios for both lines at the end of the third quarter of 2015, compared with year-end 2014. Net loss and loss expense reserves at September 30, 2015, for our auto lines in aggregate, were $85 million higher than at year-end 2014. The incurred but not reported (IBNR) portion of the increase was $53 million.
For all property casualty lines of business in aggregate, net loss and loss expense reserves at September 30, 2015, were $208 million higher than at year-end 2014, including $87 million for IBNR. The $208 million reserve increase raised year-end 2014 net loss and loss expense reserves by 5 percent, compared with a 6 percent increase in earned premiums for the first nine months of 2015.

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

Our consolidated property casualty combined ratio for the third quarter of 2015 improved 3.2 percentage points, and for the first nine months of 2015 it improved 4.8 points, both compared with the same periods of 2014. The ratios for catastrophe losses and loss expenses were 1.3 percentage points higher for the third quarter of 2015 and 2.4 percentage points lower for the first nine months of 2015, respectively. Noncatastrophe weather-related losses were 1.2 points lower for the nine-month 2015 period, further contributing to the improved nine-month 2015 combined ratio.

The combined ratio can be affected significantly by natural catastrophe losses and other large losses as discussed in detail below. The combined ratio can also be affected by updated estimates of loss and loss expense reserves established for claims that occurred in prior periods, referred to as prior accident years. Net favorable development on prior accident year reserves, including reserves for catastrophe losses, benefited the combined ratio by 4.4 percentage points in the first nine months of 2015, compared with 3.9 percentage points in the same period of 2014. Net favorable development is discussed in further detail in Financial Results by property casualty insurance segment.

The ratio for current accident year loss and loss expenses before catastrophe losses improved in the first nine months of 2015. The 60.8 percent ratio for the first nine months of 2015 decreased 2.0 percentage points compared with the 62.8 percent accident year 2014 ratio measured as of September 30, 2014. The unfavorable effect of higher current accident year ratios for our auto lines of business partially offset the favorable effects of three items discussed below: lower noncatastrophe weather-related losses, overall higher pricing and a lower ratio for large losses of $1 million or more per claim.

The underwriting expense ratio increased 0.6 percentage points for the third quarter and 0.3 percentage points for first nine months of 2015. Higher agency profit-sharing commissions and strategic investments that include enhancement of underwriting expertise, such as personal lines staff additions to support high net worth market expansion, offset the favorable effects of higher earned premiums and ongoing expense management efforts.

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

Consolidated Property Casualty Insurance Premiums

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change
Agency renewal written premiums	$999	$958	4	$3,000	$2,888	4
Agency new business written premiums	138	125	10	392	381	3
Other written premiums	(39)	(46)	15	(86)	(113)	24
Net written premiums	1,098	1,037	6	3,306	3,156	5
Unearned premium change	(22)	(12)	(83)	(130)	(146)	11
Earned premiums	$1,076	$1,025	5	$3,176	$3,010	6

The trends in net written premiums and earned premiums summarized in the table above largely reflect the effects of price increases.

Consolidated property casualty net written premiums for the three and nine months ended September 30, 2015, grew $61 million and $150 million compared with the same periods of 2014. Each of our property casualty segments continued to grow during the first nine months of 2015. Our premium growth initiatives from prior years have provided an ongoing favorable effect on growth during the current year, particularly as newer agency relationships mature over time. We discuss current initiatives in the Highlights of Our Strategy and Supporting Initiatives section of this quarterly report. The main drivers of trends for 2015 are discussed in more detail by segment below in Financial Results.

Consolidated property casualty agency new business written premiums rose $13 million for the third quarter of 2015, compared with third-quarter 2014. For the nine months ended September 30, 2015, they rose $11 million compared with the same period of 2014. Nine-month new business written premiums were slightly lower than the year-ago periods for our commercial lines segment and were higher for both our personal lines insurance and our excess and surplus lines insurance segments. New agency appointments during 2014 and 2015 produced a $21 million increase in standard lines new business for the first nine months of 2015 compared with the same period in 2014. As we appoint new agencies that choose to move accounts to us, we report these accounts as new business. While this business is new to us, in many cases it is not new to the agent. We believe these seasoned accounts tend to be priced more accurately than business that may be less familiar to our agent upon obtaining it from a competing agent.

Other written premiums include premiums ceded to reinsurers as part of our ceded reinsurance program. A decrease in ceded premiums for the three and nine months ended September 30, 2015, compared with the same periods of 2014, contributed $9 million and $23 million, respectively, to net written premium growth for the 2015 periods.

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

Catastrophe losses and loss expenses typically have a material effect on property casualty results and can vary significantly from period to period. Losses from natural catastrophes contributed 2.5 and 4.7 percentage points to the combined ratio in the third quarter and first nine months of 2015, compared with 1.2 and 7.1 percentage points in the same periods of 2014. Some of those losses were applicable to loss deductible provisions of our collateralized reinsurance funded through catastrophe bonds. For our collateralized reinsurance arrangement effective January 18, 2014, aggregate losses applicable through September 30, 2015, were $36 million for the specific geographic locations included in the severe convective storm portion of that coverage, after three per occurrence deductibles of $5 million each. If aggregate losses after deductibles exceed $160 million during an annual coverage period, we can recover the excess through funds that collateralize the catastrophe bonds. The following table shows consolidated property casualty insurance catastrophe losses and loss expenses incurred, net of reinsurance, as well as the effect of loss development on prior period catastrophe events. We individually list declared catastrophe events for which our incurred losses reached or exceeded $10 million.

Consolidated Property Casualty Insurance Catastrophe Losses and Loss Expenses Incurred

(Dollars in millions, net of reinsurance)			Three months ended September 30,				Nine months ended September 30,
			Comm.	Pers.	E&S		Comm.	Pers.	E&S
Dates	Event	Region	lines	lines	lines	Total	lines	lines	lines	Total
2015
Feb. 16-27	Freezing, ice and snow, wind	Midwest, Northeast, South	$1	$—	$—	$1	$35	$10	$—	$45
Apr. 7-10	Flood, hail, wind	Midwest, Northeast, South	—	—	—	—	7	14	—	21
Apr. 18-20	Flood, hail, wind	Midwest, South	—	—	—	—	6	6	—	12
Jul. 12-14	Flood, hail, wind	Midwest, South	4	8		12	4	8		12
All other 2015 catastrophes			7	8	—	15	42	28	1	71
Development on 2014 and prior catastrophes			—	(1)	—	(1)	(9)	(3)	—	(12)
Calendar year incurred total			$12	$15	$—	$27	$85	$63	$1	$149

2014
Jan. 5-8	Freezing, ice and snow, wind	Midwest, Northeast, South	$(2)	$—	$—	$(2)	$49	$24	$1	$74
Apr. 27- May 1	Flood, hail, wind	Midwest, Northeast, South	(1)	—	—	(1)	5	10	—	15
May 10-13	Flood, hail, wind	Midwest	1	—	—	1	5	7	—	12
May 18-19	Flood, hail, wind	Midwest, South, West	4	(2)	—	2	23	18	1	42
Jun. 3-4	Flood, hail, wind	Midwest	(1)	(1)	—	(2)	10	1	—	11
All other 2014 catastrophes			10	9	—	19	45	34	—	79
Development on 2013 and prior catastrophes			(3)	(2)	—	(5)	(10)	(9)	—	(19)
Calendar year incurred total			$8	$4	$—	$12	$127	$85	$2	$214

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

The following table includes data for losses incurred of $1 million or more per claim, net of reinsurance.

Consolidated Property Casualty Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended September 30,			Nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change
Current accident year losses greater than $5,000,000	$8	$7	14	$25	$19	32
Current accident year losses $1,000,000- $5,000,000	43	51	(16)	104	125	(17)
Large loss prior accident year reserve development	19	(6)	nm	30	21	43
Total large losses incurred	70	52	35	159	165	(4)
Losses incurred but not reported	(31)	17	nm	50	22	127
Other losses excluding catastrophe losses	441	432	2	1,276	1,295	(1)
Catastrophe losses	24	11	118	144	208	(31)
Total losses incurred	$504	$512	(2)	$1,629	$1,690	(4)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5,000,000	0.7%	0.7%	0.0	0.8%	0.6%	0.2
Current accident year losses $1,000,000- $5,000,000	4.1	4.8	(0.7)	3.3	4.2	(0.9)
Large loss prior accident year reserve development	1.7	(0.5)	2.2	0.9	0.7	0.2
Total large loss ratio	6.5	5.0	1.5	5.0	5.5	(0.5)
Losses incurred but not reported	(2.9)	1.7	(4.6)	1.6	0.8	0.8
Other losses excluding catastrophe losses	40.9	42.3	(1.4)	40.2	43.0	(2.8)
Catastrophe losses	2.3	1.0	1.3	4.5	6.9	(2.4)
Total loss ratio	46.8%	50.0%	(3.2)	51.3%	56.2%	(4.9)

We believe the inherent variability of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the variability in addition to general inflationary trends in loss costs. Our analysis continues to indicate no unexpected concentration of large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The third-quarter 2015 property casualty total large losses incurred of $70 million, net of reinsurance, were higher than the $52 million quarterly average during 2014 and also were higher than the $52 million for the third quarter of 2014. The ratio for these large losses and case reserve increases was 1.5 percentage points higher compared with last year’s third quarter. The third-quarter 2015 amount of total large losses incurred partially offset the net decrease in the nine-month 2015 total large loss ratio, compared with 2014, as it included a first-half 2015 ratio that was 1.6 points lower than the first half of 2014. We believe results for the three-month and nine-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million. Losses by size are discussed in further detail in results of operations by property casualty insurance segment.

FINANCIAL RESULTS
Consolidated results reflect the operating results of each of our five segments along with the parent company and other activities reported as “Other.” The five segments are:

•	Commercial lines property casualty insurance

•	Personal lines property casualty insurance

•	Excess and surplus lines property casualty insurance

•	Life insurance

•	Investments

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

COMMERCIAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change
Earned premiums	$757	$720	5	$2,235	$2,126	5
Fee revenues	1	1	0	3	3	0
Total revenues	758	721	5	2,238	2,129	5
Loss and loss expenses from:
Current accident year before catastrophe losses	429	441	(3)	1,315	1,305	1
Current accident year catastrophe losses	12	11	9	94	137	(31)
Prior accident years before catastrophe losses	(43)	(21)	(105)	(111)	(74)	(50)
Prior accident years catastrophe losses	—	(3)	100	(9)	(10)	10
Loss and loss expenses	398	428	(7)	1,289	1,358	(5)
Underwriting expenses	239	226	6	705	674	5
Underwriting profit	$121	$67	81	$244	$97	152

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	56.6%	61.3%	(4.7)	58.8%	61.4%	(2.6)
Current accident year catastrophe losses	1.5	1.4	0.1	4.2	6.5	(2.3)
Prior accident years before catastrophe losses	(5.6)	(2.9)	(2.7)	(5.0)	(3.5)	(1.5)
Prior accident years catastrophe losses	(0.1)	(0.4)	0.3	(0.4)	(0.5)	0.1
Loss and loss expenses	52.4	59.4	(7.0)	57.6	63.9	(6.3)
Underwriting expenses	31.6	31.3	0.3	31.6	31.7	(0.1)
Combined ratio	84.0%	90.7%	(6.7)	89.2%	95.6%	(6.4)

Combined ratio	84.0%	90.7%	(6.7)	89.2%	95.6%	(6.4)
Contribution from catastrophe losses and prior years reserve development	(4.2)	(1.9)	(2.3)	(1.2)	2.5	(3.7)
Combined ratio before catastrophe losses and prior years reserve development	88.2%	92.6%	(4.4)	90.4%	93.1%	(2.7)

Overview
Performance highlights for the commercial lines segment include:

•
Premiums – Earned premiums and net written premiums for the commercial lines segment grew during the third quarter and first nine months of 2015, largely due to renewal premium growth that continued to reflect price increases and a higher level of insured exposures. Higher new business written premiums for the third quarter of 2015 also contributed to growth, while lower nine-month new business written premiums partially offset growth for that period. The table below analyzes the primary components of premiums. We continue using predictive analytics tools to improve pricing precision and segmentation while also leveraging our local relationships with agents through the efforts of our teams that work closely with them. We seek to maintain appropriate pricing discipline for both new and renewal business as our agents and underwriters assess account quality to make careful decisions on a case-by-case basis whether to write or renew a policy.

Agency renewal written premiums rose 4 percent for both the third quarter and the nine months ended September 30, 2015, reflecting price increases and improving economic conditions. During the third quarter of 2015, our overall standard commercial lines policies continued to average estimated renewal price increases at percentages in the low-single-digit range, somewhat lower than the second quarter of this year. We continue to segment commercial lines policies, emphasizing identification and retention of policies we believe have relatively stronger pricing. Conversely, we have been seeking stricter renewal terms and conditions on policies we believe have relatively weaker pricing, in turn retaining fewer of those policies. As a result, the average change in commercial lines renewal pricing was somewhat lower than in 2014. We measure average changes in commercial lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for the respective policies.

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

Our average overall commercial lines renewal pricing change includes the impact of flat pricing of certain coverages within package policies written for a three-year term that were in force but did not expire during the period being measured. Therefore, the change in average commercial lines renewal pricing we report reflects a blend of three-year policies that did not expire and other policies that did expire during the measurement period. For commercial lines policies that did expire and were then renewed during the third quarter of 2015, we estimate that the average percentage price increase for our major commercial lines of business included commercial property in the mid-single-digit range and both commercial auto and commercial casualty in the low-single-digit range. The estimated average price change for our workers’ compensation line was slightly negative.
Renewal premiums for our commercial casualty and workers’ compensation lines include the results of policy audits that adjust initial premium amounts based on differences between estimated and actual sales or payroll related to a specific policy. Audits completed during the third quarter and first nine months of 2015 contributed $20 million and $58 million to net written premiums, respectively. Audits contributed $7 million of the $39 million net increase in net written premiums for the third quarter of 2015 and $15 million of the $90 million net increase in net written premiums for the first nine months of 2015, compared with the same periods a year ago. The $109 million increase in earned premiums during the first nine months of 2015, compared with 2014, included an increase from audit premiums of $19 million.
New business written premiums for commercial lines increased $7 million during the third quarter but decreased $6 million for the first nine months of 2015, compared with the same periods last year. During the third quarter of 2015, new business written premiums grew for each major line of business in our commercial lines segment. The nine-month decrease reflected underwriting and pricing discipline in a competitive market environment. Trend analysis for year-over-year comparisons of individual quarters are more difficult to assess for commercial lines new business written premiums, due to inherent variability. That variability is often driven by larger policies with annual premiums greater than $100,000.
Other written premiums include premiums ceded to reinsurers as part of our ceded reinsurance program. A decrease in ceded premiums contributed $8 million to net written premium growth for the third quarter and $20 million for the first nine months of 2015, compared with the same periods of 2014.

Commercial Lines Insurance Premiums

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change
Agency renewal written premiums	$678	$651	4	$2,107	$2,033	4
Agency new business written premiums	96	89	8	268	274	(2)
Other written premiums	(31)	(36)	14	(62)	(84)	26
Net written premiums	743	704	6	2,313	2,223	4
Unearned premium change	14	16	(13)	(78)	(97)	20
Earned premiums	$757	$720	5	$2,235	$2,126	5

•
Combined ratio – The commercial lines combined ratio improved for the three and nine months ended September 30, 2015, compared with the same periods of 2014, largely due to lower ratios for current accident year losses and loss expenses before catastrophe losses. The nine-month 2015 period also benefited from weather-related natural catastrophe losses and loss expenses that were 2.2 percentage points lower, and included a decrease of 0.9 percentage points for noncatastrophe weather-related losses. The three-month and nine-month 2015 periods both benefited from overall more favorable reserve development on prior accident years.

Catastrophe losses and loss expenses accounted for 1.4 and 3.8 percentage points of the combined ratio for the third quarter and first nine months of 2015, compared with 1.0 and 6.0 percentage points for the same periods a year ago. The 10-year annual average for that catastrophe measure through 2014 for the commercial lines segment is 4.5 percentage points, and the five-year annual average is 5.9 percentage points. The ratio for noncatastrophe weather-related losses for the first nine months of 2015, at 3.2 percent, compared favorably to 4.1 percent for the same period a year ago.
The net effect of reserve development on prior accident years during the third quarter and first nine months of 2015 was favorable for commercial lines overall by $43 million and $120 million compared with $24 million and $84 million for the same periods in 2014. For the nine months ended September 30, 2015, our workers’

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

compensation line of business was the largest contributor to the total commercial lines net favorable reserve development on prior accident years, followed by commercial casualty. Those contributions were partially offset by unfavorable development for our commercial auto line of business. The remaining major commercial lines of business experienced nine-month favorable development at amounts less than workers' compensation and commercial casualty. The net favorable reserve development recognized during the first nine months of 2015 for commercial lines was distributed approximately one-third each among accident years 2014, 2013 and 2012, and was primarily due to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2014 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 51.
The commercial lines underwriting expense ratio increased 0.3 percentage points for the third quarter and decreased 0.1 percentage points for first nine months of 2015. Higher earned premiums and ongoing expense management efforts were generally offset by strategic investments that include enhancement of underwriting expertise, such as efforts to improve pricing precision through more refined predictive analytics tools.
Underwriting results and related measures for the combined ratio are summarized in the first table of Commercial Lines Insurance Results. The tables and discussion below provide additional details for certain primary drivers of underwriting results.

Commercial Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended September 30,			Nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change
Current accident year losses greater than $5,000,000	$8	$7	14	$25	$19	32
Current accident year losses $1,000,000- $5,000,000	26	45	(42)	64	109	(41)
Large loss prior accident year reserve development	17	(7)	nm	28	18	56
Total large losses incurred	51	45	13	117	146	(20)
Losses incurred but not reported	(17)	8	nm	31	(4)	nm
Other losses excluding catastrophe losses	277	282	(2)	823	856	(4)
Catastrophe losses	9	7	29	81	123	(34)
Total losses incurred	$320	$342	(6)	$1,052	$1,121	(6)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5,000,000	1.0%	1.0%	0.0	1.1%	0.9%	0.2
Current accident year losses $1,000,000- $5,000,000	3.7	5.9	(2.2)	2.9	5.1	(2.2)
Large loss prior accident year reserve development	2.3	(0.9)	3.2	1.3	0.9	0.4
Total large loss ratio	7.0	6.0	1.0	5.3	6.9	(1.6)
Losses incurred but not reported	(2.4)	1.1	(3.5)	1.3	(0.2)	1.5
Other losses excluding catastrophe losses	36.3	39.6	(3.3)	36.8	40.2	(3.4)
Catastrophe losses	1.3	0.8	0.5	3.7	5.8	(2.1)
Total loss ratio	42.2%	47.5%	(5.3)	47.1%	52.7%	(5.6)

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The third-quarter 2015 commercial lines total large losses incurred of $51 million, net of reinsurance, were higher than both the quarterly average of $47 million during 2014 and the $45 million total large losses incurred for the third quarter of 2014. The ratio for these large losses and case reserve increases was 1.0 percentage points higher compared with last year’s third-quarter ratio. The third-quarter 2015 amount of total large losses incurred partially offset the net decrease in the nine-month 2015 total large loss ratio, compared with 2014, as it included a first-half 2015 ratio that was 2.7 points lower than the first half of 2014.

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

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

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change
Commercial casualty:
Written premiums	$247	$228	8	$787	$735	7
Earned premiums	257	237	8	753	695	8
Current accident year before catastrophe losses	53.6%	60.2%		57.4%	59.4%
Current accident year catastrophe losses	—	—		—	—
Prior accident years before catastrophe losses	(6.2)	(3.6)		(4.8)	(3.6)
Prior accident years catastrophe losses	—	—		—	—
Total loss and loss expenses ratio	47.4%	56.6%		52.6%	55.8%
Commercial property:
Written premiums	$218	$194	12	$642	$584	10
Earned premiums	205	186	10	604	537	12
Current accident year before catastrophe losses	47.0%	54.3%		47.5%	52.9%
Current accident year catastrophe losses	5.2	5.2		13.8	19.3
Prior accident years before catastrophe losses	(0.2)	(3.1)		(1.4)	(4.6)
Prior accident years catastrophe losses	0.3	(1.3)		(1.1)	(1.5)
Total loss and loss expenses ratio	52.3%	55.1%		58.8%	66.1%
Commercial auto:
Written premiums	$137	$128	7	$435	$417	4
Earned premiums	141	133	6	416	391	6
Current accident year before catastrophe losses	71.4%	69.1%		73.1%	69.8%
Current accident year catastrophe losses	—	(0.6)		0.5	1.2
Prior accident years before catastrophe losses	3.2	9.3		6.6	6.1
Prior accident years catastrophe losses	(0.1)	—		(0.1)	(0.1)
Total loss and loss expenses ratio	74.5%	77.8%		80.1%	77.0%
Workers' compensation:
Written premiums	$83	$86	(3)	$276	$284	(3)
Earned premiums	93	93	0	276	280	(1)
Current accident year before catastrophe losses	71.1%	75.0%		73.4%	78.4%
Current accident year catastrophe losses	—	—		—	—
Prior accident years before catastrophe losses	(26.4)	(16.1)		(29.0)	(15.9)
Prior accident years catastrophe losses	—	—		—	—
Total loss and loss expenses ratio	44.7%	58.9%		44.4%	62.5%
Other commercial lines:
Written premiums	$60	$68	(12)	$173	$203	(15)
Earned premiums	61	71	(14)	186	223	(17)
Current accident year before catastrophe losses	45.9%	50.1%		47.7%	51.9%
Current accident year catastrophe losses	1.2	2.0		4.9	12.8
Prior accident years before catastrophe losses	(9.8)	(5.6)		(7.7)	(1.9)
Prior accident years catastrophe losses	(2.1)	(0.8)		(1.2)	(0.5)
Total loss and loss expenses ratio	35.2%	45.7%		43.7%	62.3%

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

As discussed above, the loss and loss expenses ratio component of the combined ratio is an important measure of underwriting profit and performance. Catastrophe losses are volatile and can distort short-term profitability trends, particularly for certain lines of business. Development of loss and loss expense reserves on prior accident years can also distort trends in measures of profitability for recently written business. To illustrate these effects, we separate their impact on the ratios shown in the table above. For the nine months ended September 30, 2015, the commercial line of business with the most significant profitability challenge was commercial auto. For the first nine months of 2015, our commercial auto policies experienced average renewal price percentage increases near the low end of the mid-single-digit range, which we believe will help improve profitability in future quarters. We further discuss current initiatives for commercial auto in the Highlights of Our Strategy and Supporting Initiatives section of this quarterly report and in our 2014 Annual Report on Form 10-K, Item 7, Commercial Lines of Business Analysis, Page 72.

PERSONAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change
Earned premiums	$277	$263	5	$817	$775	5
Fee revenues	1	1	0	2	2	0
Total revenues	278	264	5	819	777	5
Loss and loss expenses from:
Current accident year before catastrophe losses	180	166	8	538	511	5
Current accident year catastrophe losses	16	6	167	66	94	(30)
Prior accident years before catastrophe losses	3	7	(57)	4	(4)	nm
Prior accident years catastrophe losses	(1)	(2)	50	(3)	(9)	67
Loss and loss expenses	198	177	12	605	592	2
Underwriting expenses	82	73	12	244	218	12
Underwriting (loss) profit	$(2)	$14	nm	$(30)	$(33)	9

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	64.9%	62.7%	2.2	65.8%	65.8%	0.0
Current accident year catastrophe losses	5.7	2.6	3.1	8.0	12.2	(4.2)
Prior accident years before catastrophe losses	1.0	2.7	(1.7)	0.5	(0.5)	1.0
Prior accident years catastrophe losses	(0.1)	(0.6)	0.5	(0.3)	(1.2)	0.9
Loss and loss expenses	71.5	67.4	4.1	74.0	76.3	(2.3)
Underwriting expenses	29.4	27.6	1.8	29.8	28.2	1.6
Combined ratio	100.9%	95.0%	5.9	103.8%	104.5%	(0.7)

Combined ratio	100.9%	95.0%	5.9	103.8%	104.5%	(0.7)
Contribution from catastrophe losses and prior years reserve development	6.6	4.7	1.9	8.2	10.5	(2.3)
Combined ratio before catastrophe losses and prior years reserve development	94.3%	90.3%	4.0	95.6%	94.0%	1.6

Overview
Performance highlights for the personal lines segment include:

•
Premiums – Personal lines earned premiums and net written premiums for the third quarter and first nine months of 2015 continued to grow, primarily due to rising renewal and new business written premiums. Price increases and a steady, high level of policy retention contributed to premium growth. The table below analyzes the primary components of premiums.

Agency renewal written premiums increased 4 percent for the third quarter and 3 percent for the first nine months of 2015, in part reflecting rate increases. We estimate that premium rates for our personal auto line of business increased at average percentages near the low end of the mid-single-digit range during the first nine months of 2015. Approved rate increases for 14 states, effective in the second half of 2015, are at

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

percentages averaging in the upper-single-digit range. For our homeowner line of business, we estimate that rate increases for the first nine months of 2015 averaged in the mid-single-digit range. Some individual policies experienced lower or higher rate changes based on enhanced pricing precision enabled by predictive models.
Personal lines new business written premiums increased 30 percent and 24 percent during the third quarter and first nine months of 2015, respectively, compared with the same periods of 2014. Key factors contributing to this growth included an increase in larger-sized policy submissions due to underwriting appetite and pricing changes made to our existing personal lines products, increased visibility of underwriters and additional marketing efforts directed toward our agencies. We estimate that growth in premiums for high net worth clients of our agencies contributed $1 million of the third-quarter 2015 increase in overall personal lines new business written premiums and contributed $3 million of the nine-month increase. In addition, in 2014 we began rolling out advanced quote discounts for home and auto and new home purchase discounts in most states, allowing us to compete more favorably in the comparative rater environment.
Other written premiums include premiums ceded to reinsurers as part of our ceded reinsurance program. A decrease in ceded premiums contributed $1 million to net written premium growth for the third quarter of 2015 and $3 million for the first nine months of 2015, compared with the same periods of 2014.
We continue to implement strategies discussed in our 2014 Annual Report on Form 10-K, Item 1, Strategic Initiatives, Page 13, to enhance our responsiveness to marketplace changes and to help achieve our long-term objectives for personal lines growth and profitability. These strategies include initiatives to more profitably underwrite property and auto coverages.

Personal Lines Insurance Premiums

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change
Agency renewal written premiums	$288	$278	4	$796	$772	3
Agency new business written premiums	30	23	30	84	68	24
Other written premiums	(6)	(7)	14	(18)	(21)	14
Net written premiums	312	294	6	862	819	5
Unearned premium change	(35)	(31)	(13)	(45)	(44)	(2)
Earned premiums	$277	$263	5	$817	$775	5

•
Combined ratio – Our personal lines combined ratio rose for the three months ended September 30, 2015, compared with the same period of 2014, primarily due to weather-related natural catastrophe losses and loss expenses that were 3.6 percentage points higher. The third-quarter 2015 combined ratio included a lower amount of unfavorable reserve development on prior accident years, compared with the same quarter of 2014. For the first nine months of 2015, we experienced a small amount of unfavorable reserve development on prior accident years, while our experience for the same period of 2014 resulted in favorable development.

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
The combined ratio improved for the nine months ended September 30, 2015, compared with the same period of 2014, primarily due to weather-related natural catastrophe losses and loss expenses that were 3.3 percentage points lower. The three-month and nine-month 2015 combined ratios also reflected a 0.7 percentage-point increase and a 2.1 percentage-point decrease, respectively, for noncatastrophe weather-related losses.
Catastrophe losses and loss expenses accounted for 5.6 and 7.7 percentage points of the combined ratio for the three months and nine months ended September 30, 2015, compared with 2.0 and 11.0 percentage points for the same periods last year. The 10-year annual average catastrophe loss ratio through 2014 for the personal lines segment was 11.0 percentage points, and the five-year annual average was 12.1 percentage points. The nine-month 2015 ratio for noncatastrophe weather-related losses, 5.9 percent, compared favorably with 8.0 percent for the first nine months of 2014.

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

Personal lines net reserve development on prior accident years totaled to an unfavorable $2 million for the third quarter and $1 million for the first nine months of 2015. Those amounts were $3 million more favorable and $14 million less favorable, respectively, than the same periods of 2014. Nearly all of the nine-month difference resulted from our personal auto line of business. In the first nine months of 2015, our homeowner line of business developed favorably, primarily for accident year 2014. For the first nine months of 2015, personal auto developed unfavorably, primarily for accident year 2013. Reserve estimates are inherently uncertain as described in our 2014 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 51.
The underwriting expense ratio increased 1.8 percentage points for the third quarter and 1.6 percentage points for the first nine months of 2015, compared with the same periods of 2014. The increases were largely due to strategic investments to enhance underwriting expertise, including personal lines staff additions to support expansion in high net worth markets, that partially offset the favorable effects of higher earned premiums and ongoing expense management efforts. In addition, changes in estimates related to allocations of deferred acquisition costs by segment contributed to the nine-month increase.

Personal Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended September 30,			Nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change
Current accident year losses greater than $5,000,000	$—	$—	nm	$—	$—	nm
Current accident year losses $1,000,000- $5,000,000	15	6	150	37	14	164
Large loss prior accident year reserve development	—	2	(100)	—	4	(100)
Total large losses incurred	15	8	88	37	18	106
Losses incurred but not reported	(12)	3	nm	9	7	29
Other losses excluding catastrophe losses	155	144	8	425	420	1
Catastrophe losses	15	4	275	62	83	(25)
Total losses incurred	$173	$159	9	$533	$528	1

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5,000,000	—%	—%	0.0	—%	—%	0.0
Current accident year losses $1,000,000- $5,000,000	5.2	2.5	2.7	4.5	1.8	2.7
Large loss prior accident year reserve development	(0.2)	0.8	(1.0)	—	0.7	(0.7)
Total large loss ratio	5.0	3.3	1.7	4.5	2.5	2.0
Losses incurred but not reported	(4.2)	1.3	(5.5)	1.1	0.9	0.2
Other losses excluding catastrophe losses	56.3	54.1	2.2	52.0	54.1	(2.1)
Catastrophe losses	5.4	1.7	3.7	7.6	10.7	(3.1)
Total loss ratio	62.5%	60.4%	2.1	65.2%	68.2%	(3.0)

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the third quarter of 2015, the personal lines total ratio for large losses and case reserve increases, net of reinsurance, was 1.7 percentage points higher than last year’s third quarter. The third-quarter 2015 amount of total large losses incurred contributed to the increase in the nine-month 2015 total large loss ratio, compared with 2014, in addition to a first-half 2015 ratio that was 2.1 points higher than the first half of 2014. We believe results for the three-month and nine-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

Personal Lines of Business Analysis
We prefer to write personal lines coverages on an account basis, including auto and homeowner coverages as well as coverages from the other personal business line. As a result, we believe that our personal lines business is best measured and evaluated on a segment basis. However, we provide line of business data to summarize premium and loss trends separately for each line. The ratios shown in the table below are components of loss and loss expenses as a percentage of earned premiums.

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change
Personal auto:
Written premiums	$144	$135	7	$400	$375	7
Earned premiums	128	121	6	376	354	6
Current accident year before catastrophe losses	74.5%	73.9%		78.6%	77.9%
Current accident year catastrophe losses	0.6	1.1		1.0	2.2
Prior accident years before catastrophe losses	1.2	2.0		3.3	(1.0)
Prior accident years catastrophe losses	(0.1)	—		(0.2)	(0.2)
Total loss and loss expenses ratio	76.2%	77.0%		82.7%	78.9%
Homeowner:
Written premiums	$132	$123	7	$362	$349	4
Earned premiums	117	110	6	345	330	5
Current accident year before catastrophe losses	52.8%	51.1%		53.7%	57.4%
Current accident year catastrophe losses	12.6	4.8		16.8	25.0
Prior accident years before catastrophe losses	(1.0)	(0.7)		(2.8)	(1.2)
Prior accident years catastrophe losses	(0.1)	(1.2)		(0.5)	(2.6)
Total loss and loss expenses ratio	64.3%	54.0%		67.2%	78.6%
Other personal:
Written premiums	$36	$36	0	$100	$95	5
Earned premiums	32	32	0	96	91	5
Current accident year before catastrophe losses	70.1%	59.3%		59.4%	49.6%
Current accident year catastrophe losses	1.2	0.4		4.1	5.2
Prior accident years before catastrophe losses	7.6	17.3		1.3	3.8
Prior accident years catastrophe losses	(0.1)	(0.4)		(0.3)	(0.2)
Total loss and loss expenses ratio	78.8%	76.6%		64.5%	58.4%

As discussed above, the loss and loss expenses ratio component of the combined ratio is an important measure of underwriting profit and performance. Catastrophe losses are volatile and can distort short-term profitability trends, particularly for certain lines of business. Development of loss and loss expense reserves on prior accident years can also distort trends in measures of profitability for recently written business. To illustrate these effects, we separate their impact on the ratios shown in the table above. For the nine months ended September 30, 2015, the personal line of business with the most significant profitability challenge was personal auto. Premium rate increases that allow for more pricing precision on our personal auto policies continued to be implemented, at average percentages near the low end of the mid-single-digit range during the first nine months of 2015. We continue to work toward more precise pricing per risk in addition to broad-based rate increases to help improve profitability over the long term. Also, in early 2015, a multi-department taskforce began studying additional ways to improve our personal auto profitability, similar to the approach we used in the past to improve workers’ compensation results.

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

EXCESS AND SURPLUS LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change
Earned premiums	$42	$42	0	$124	$109	14
Fee revenues	—	—	nm	1	—	nm
Total revenues	42	42	0	125	109	15
Loss and loss expenses from:
Current accident year before catastrophe losses	24	23	4	82	76	8
Current accident year catastrophe losses	—	—	nm	1	2	(50)
Prior accident years before catastrophe losses	(7)	(6)	(17)	(21)	(23)	9
Prior accident years catastrophe losses	—	—	nm	—	—	nm
Loss and loss expenses	17	17	0	62	55	13
Underwriting expenses	11	12	(8)	34	32	6
Underwriting profit	$14	$13	8	$29	$22	32

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	56.9%	57.8%	(0.9)	65.9%	70.2%	(4.3)
Current accident year catastrophe losses	0.3	(0.7)	1.0	0.7	1.4	(0.7)
Prior accident years before catastrophe losses	(15.4)	(15.4)	0.0	(16.4)	(20.8)	4.4
Prior accident years catastrophe losses	0.1	0.1	0.0	(0.1)	0.2	(0.3)
Loss and loss expenses	41.9	41.8	0.1	50.1	51.0	(0.9)
Underwriting expenses	28.0	28.4	(0.4)	27.8	28.9	(1.1)
Combined ratio	69.9%	70.2%	(0.3)	77.9%	79.9%	(2.0)

Combined ratio	69.9%	70.2%	(0.3)	77.9%	79.9%	(2.0)
Contribution from catastrophe losses and prior years reserve development	(15.0)	(16.0)	1.0	(15.8)	(19.2)	3.4
Combined ratio before catastrophe losses and prior years reserve development	84.9%	86.2%	(1.3)	93.7%	99.1%	(5.4)

 Overview
Performance highlights for the excess and surplus lines segment include:

•
Premiums – Excess and surplus lines net written premiums continued to grow during the third quarter and first nine months of 2015. Growth in renewal written premiums was the key contributor to the increase.

Renewal written premiums rose 14 percent and 17 percent for the three and nine months ended September 30, 2015, compared with the same periods of 2014, reflecting the opportunity to renew many accounts for the first time, as well as higher renewal pricing. September 2015 marked the 61st consecutive month of positive average price changes for the excess and surplus lines segment of our property casualty business. For the third quarter and the first nine months of 2015, excess and surplus lines policy renewals experienced estimated average percentage price increases near the low end of the mid-single-digit range. We measure average changes in excess and surplus lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies.
New business written premiums produced by agencies rose slightly for the first nine months of 2015, compared with the same period of 2014, a result of careful underwriting in a highly competitive market. Those premiums declined somewhat during third-quarter 2015, compared with third-quarter a year ago, primarily because we wrote fewer new large-premium accounts. Some of what we report as new business came from accounts that were not new to our agents. We believe our agents’ seasoned accounts tend to be priced more accurately than business that may be less familiar to them.

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

Excess and Surplus Lines Insurance Premiums

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change
Agency renewal written premiums	$33	$29	14	$97	$83	17
Agency new business written premiums	12	13	(8)	40	39	3
Other written premiums	(2)	(3)	33	(6)	(8)	25
Net written premiums	43	39	10	131	114	15
Unearned premium change	(1)	3	nm	(7)	(5)	(40)
Earned premiums	$42	$42	0	$124	$109	14

•
Combined ratio – The excess and surplus lines combined ratio improved for the third quarter and first nine months of 2015 by 0.3 and 2.0 percentage points compared with the same periods of 2014, largely due to lower ratios for current accident year losses and loss expenses before catastrophe losses.

Catastrophe losses and loss expenses accounted for 0.4 and 0.6 percentage points of the combined ratio for the three and nine months ended September 30, 2015, compared with negative 0.6 and positive 1.6 percentage points for the same periods of 2014. Noncatastrophe weather-related losses contributed 0.2 percentage points to the nine-month 2015 combined ratio, compared with 1.4 percentage points for the same period a year ago.
Excess and surplus lines net favorable reserve development on prior accident years as a ratio to earned premiums was 15.3 percent and 16.5 percent for the third quarter and first nine months of 2015, compared with 15.3 percent and 20.6 percent for the same periods of 2014. Accident year 2014 accounted for approximately 45 percent of the favorable reserve development recognized in the first nine months of 2015, with accident years 2013 and 2012, in aggregate, accounting for most of the remainder. The favorable development related primarily to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2014 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 51.
The underwriting expense ratio for the third quarter and first nine months of 2015 decreased compared with the same periods of 2014, primarily due to higher earned premiums and ongoing expense management efforts.

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

Excess and Surplus Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended September 30,			Nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change
Current accident year losses greater than $5,000,000	$—	$—	nm	$—	$—	nm
Current accident year losses $1,000,000- $5,000,000	2	—	nm	3	2	50
Large loss prior accident year reserve development	2	(1)	nm	2	(1)	nm
Total large losses incurred	4	(1)	nm	5	1	400
Losses incurred but not reported	(2)	6	nm	10	19	(47)
Other losses excluding catastrophe losses	9	6	50	28	19	47
Catastrophe losses	—	—	nm	1	2	(50)
Total losses incurred	$11	$11	0	$44	$41	7

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than 5,000,000	—%	—%	0.0	—%	—%	0.0
Current accident year losses $1,000,000- $5,000,000	4.8	—	4.8	2.5	1.9	0.6
Large loss prior accident year reserve development	5.0	(1.3)	6.3	1.7	(0.5)	2.2
Total large loss ratio	9.8	(1.3)	11.1	4.2	1.4	2.8
Losses incurred but not reported	(4.4)	14.6	(19.0)	8.4	17.7	(9.3)
Other losses excluding catastrophe losses	21.2	15.3	5.9	22.7	17.1	5.6
Catastrophe losses	0.3	(0.7)	1.0	0.5	1.4	(0.9)
Total loss ratio	26.9%	27.9%	(1.0)	35.8%	37.6%	(1.8)

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the third quarter of 2015, the excess and surplus lines total ratio for these losses and case reserve increases, net of reinsurance, was 11.1 percentage points higher compared with last year’s third quarter. The third-quarter 2015 amount of total large losses incurred resulted in an increase in the nine-month 2015 total large loss ratio, compared with 2014, offsetting a first-half 2015 ratio that was 1.8 points lower than the first half of 2014. We believe results for the three-month and nine-month periods ended September 30, 2015, largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

LIFE INSURANCE RESULTS

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change
Earned premiums	$51	$46	11	$156	$147	6
Separate account investment management fees	2	1	100	4	4	0
Total revenues	53	47	13	160	151	6
Contract holders' benefits incurred	57	64	(11)	175	176	(1)
Investment interest credited to contract holders'	(21)	(21)	0	(64)	(62)	(3)
Underwriting expenses incurred	16	8	100	50	42	19
Total benefits and expenses	52	51	2	161	156	3
Life insurance segment income (loss)	$1	$(4)	nm	$(1)	$(5)	80

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

Overview
Performance highlights for the life insurance segment include:

•
Revenues – Revenues increased for the three and nine months ended September 30, 2015, primarily due to higher earned premiums from term and universal life insurance products. The unlocking of interest rate and other actuarial assumptions for our universal life contracts slowed the amortization of unearned front-end loads, decreasing universal life earned premiums for the first nine months of both 2015 and 2014. That decreasing effect was greater for 2014, driving the increase in universal life earned premiums for both the third quarter and first nine months of 2015, compared with the same periods of 2014.

Net in-force life insurance policy face amounts increased to $52.154 billion at September 30, 2015, from $50.356 billion at year-end 2014.
Fixed annuity deposits received for the three and nine months ended September 30, 2015, were $9 million and $26 million compared with $8 million and $29 million for same periods of 2014. Fixed annuity deposits have a minimal impact to earned premiums because deposits received are initially recorded as liabilities. Profit is earned over time by way of interest-rate spreads. We do not write variable or equity-indexed annuities.

Life Insurance Premiums

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change
Term life insurance	$34	$34	0	$103	$99	4
Universal life insurance	9	5	80	28	25	12
Other life insurance, annuity and disability income products	8	7	14	25	23	9
Net earned premiums	$51	$46	11	$156	$147	6

•
Profitability – Our life insurance segment typically reports a small profit or loss on a GAAP basis because profits from investment income spreads are included in our investment segment results. We include only investment income credited to contract holders (including interest assumed in life insurance policy reserve calculations) in our life insurance segment results. A loss of $1 million for our life insurance segment in the first nine months of 2015, compared with a loss of $5 million for the same period of 2014, is largely due to more favorable mortality experience in 2015.

Life segment benefits and expenses consist principally of contract holders’ (policyholders’) benefits incurred related to traditional life and interest-sensitive products and operating expenses incurred, net of deferred acquisition costs. Total benefits decreased slightly in the first nine months of 2015. Mortality results were less than our 2015 projections. For the same period in 2014, mortality results exceeded our projections.
Operating expenses for the first nine months of 2015 increased compared with the same period a year ago. For the first nine months of both 2015 and 2014, unlocking of interest rate and other actuarial assumptions increased the amount of expenses deferred to future periods, decreasing operating expenses. The amount of expenses deferred to future periods was more significant in 2014.
Pretax earnings for the first nine months of 2015 were increased by an insignificant amount due to unlocking of interest rates and other actuarial assumptions. For the comparable period of 2014, the effect of unlocking reduced pretax earnings by $3 million.
We recognize that assets under management, capital appreciation and investment income are integral to evaluating the success of the life insurance segment because of the long duration of life products. On a basis that includes investment income and realized gains or losses from life-insurance-related invested assets, the life insurance company reported a net profit of $11 million and $31 million in the three and nine months ended September 30, 2015, compared with a net profit of $9 million and $30 million for the same periods of 2014. The life insurance company portfolio had net after-tax realized investment losses of less than $1 million and for the third quarter of 2015 and net after-tax realized investment gains of $1 million for the nine months ended September 30, 2015. That portfolio had net after-tax realized investment gains of $2 million and $4 million for the three and nine months ended September 30, 2014.

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

INVESTMENTS RESULTS

Overview
The investments segment contributes investment income and realized gains and losses to results of operations. Investments traditionally are our primary source of pretax and after-tax profits.

Investment Income
Pretax investment income increased 4 percent for the third quarter and 3 percent for the nine months ended September 30, 2015, compared with the same periods of 2014. Interest income rose due to net purchases of fixed-maturity securities that offset the continuing effects of the low interest rate environment. Higher dividend income reflected rising dividend rates and net purchases of equity securities.

Investments Results

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change
Total investment income, net of expenses	$143	$138	4	$422	$409	3
Investment interest credited to contract holders'	(21)	(21)	0	(64)	(62)	(3)
Realized investment gains, net	3	65	(95)	110	101	9
Investments profit, pretax	$125	$182	(31)	$468	$448	4

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

(Dollars in millions)
At September 30, 2015	% Yield	Principal redemptions
Fixed-maturity yield profile:
Expected to mature during the remainder of 2015	4.49%	$293
Expected to mature during 2016	4.38	663
Expected to mature during 2017	4.77	659
Average yield and total expected redemptions from the remainder of 2015 through 2017	4.56	$1,615

The table below shows the average pretax yield-to-amortized cost for fixed-maturity securities acquired during the periods indicated. The average yield for the first nine months of 2015 was lower than the 4.76 percent average yield to amortized cost of the fixed-maturity securities portfolio at the end of 2014.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Average pretax yield-to-amortized cost on new fixed-maturities:
Acquired taxable fixed-maturities	4.64%	4.41%	4.50%	4.41%
Acquired tax-exempt fixed-maturities	3.32	3.22	3.34	3.20
Average total fixed-maturities acquired	4.35	3.91	4.02	3.83

While our bond portfolio more than covers our insurance reserve liabilities, we believe our diversified common stock portfolio of mainly blue chip, dividend-paying companies represents one of our best investment opportunities for the long term. In our 2014 Annual Report on Form 10-K, Item 1, Investments Segment, Page 25, and Item 7,

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

Investments Outlook, Page 94, we discussed our portfolio strategies. We discuss risks related to our investment income and our fixed-maturity and equity investment portfolios in this quarterly report Item 3, Quantitative and Qualitative Disclosures About Market Risk.

The table below provides details about investment income. Average yields in this table are based on the average invested asset and cash amounts indicated in the table, using fixed-maturity securities valued at amortized cost and all other securities at fair value.

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change
Investment income:
Interest	$108	$105	3	$319	$312	2
Dividends	37	35	6	108	101	7
Other	1	—	nm	2	2	0
Less investment expenses	3	2	0	7	6	17
Investment income, pretax	143	138	4	422	409	3
Less income taxes	34	32	6	100	97	3
Total investment income, after-tax	$109	$106	3	$322	$312	3

Investment returns:
Effective tax rate	23.7%	23.3%		23.7%	23.7%
Average invested assets plus cash and cash equivalents	$14,498	$13,964		$14,399	$13,792
Average yield pretax	3.95%	3.95%		3.91%	3.95%
Average yield after-tax	3.01	3.04		2.98	3.02
Fixed-maturity returns:
Effective tax rate	27.1%	26.6%		27.1%	27.0%
Average amortized cost	$9,347	$8,822		$9,133	$8,781
Average yield pretax	4.62%	4.76%		4.66%	4.74%
Average yield after-tax	3.37	3.49		3.40	3.46

Net Realized Gains and Losses
We reported net realized investment gains of $3 million and $110 million for the three and nine months ended September 30, 2015, compared with $65 million and $101 million for the same periods of 2014. The total net realized investment gains for the first nine months of 2015 included $105 million in net gains from sales of various common and preferred stock holdings, compared with $93 million for the same period of 2014.

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

Of the 3,137 securities in the portfolio, five securities with a fair value of $54 million were trading below 70 percent of amortized cost at September 30, 2015, and accounted for $27 million in unrealized losses. Our asset impairment committee regularly monitors the portfolio, including a quarterly review of the entire portfolio for potential OTTI charges. We believe that if the improving liquidity in the markets were to reverse or the economic recovery were to significantly stall, we could experience declines in portfolio values and possibly additional OTTI charges.

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

The table below provides additional detail for OTTI charges:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Fixed maturities:
Basic industry	$8	$—	$11	$—
Total fixed maturities	8	—	11	—
Common equities:
Financial	—	—	1	—
Energy	—	—	—	1
Total common equities	—	—	1	1
Total	$8	$—	$12	$1

OTHER
We report as Other the noninvestment operations of the parent company and a noninsurer subsidiary, CFC Investment Company. We also report as Other the underwriting results of our reinsurance assumed operation, including earned premiums, loss and loss expenses and underwriting expenses. Losses before income taxes for Other were largely driven by interest expense from debt of the parent company.

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change
Interest and fees on loans and leases	$1	$2	(50)	$4	$5	(20)
Other revenues	—	1	(100)	1	2	0
Total revenues	1	3	(67)	5	7	(29)
Interest expense	14	13	8	40	40	0
Operating expenses	3	3	0	10	11	(9)
Total expenses	17	16	6	50	51	(2)
Other loss	$(16)	$(13)	(23)	$(45)	$(44)	(2)

TAXES
We had $69 million and $187 million of income tax expense for the three and nine months ended September 30, 2015, compared with $76 million and $127 million for the same periods of 2014. The effective tax rates for the three and nine months ended September 30, 2015, were 28.4 percent and 28.1 percent compared with 29.3 percent and 26.2 percent for the same periods last year. The change in our effective tax rate was primarily due to changes in pretax income from underwriting results and realized investment gains and losses, with small changes in the amount of permanent book-tax differences.

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

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2015, shareholders’ equity was $6.350 billion compared with $6.573 billion at December 31, 2014. Total debt was $826 million at September 30, 2015, down from $840 million at December 31, 2014. At September 30, 2015, cash and cash equivalents totaled $419 million compared with $591 million at December 31, 2014.

SOURCES OF LIQUIDITY

Subsidiary Dividends
Our lead insurance subsidiary declared dividends of $300 million to the parent company during the first nine months of 2015, matching the same period of 2014. For the full-year 2014, subsidiary dividends declared totaled $400 million. State of Ohio regulatory requirements restrict the dividends our insurance subsidiary can pay. During 2015, total dividends that our insurance subsidiary could pay to our parent company without regulatory approval are approximately $447 million.

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

The table below shows a summary of operating cash flow for property casualty insurance (direct method):

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change
Premiums collected	$1,102	$1,043	6	$3,308	$3,159	5
Loss and loss expenses paid	(604)	(639)	5	(1,748)	(1,838)	5
Commissions and other underwriting expenses paid	(297)	(275)	(8)	(1,012)	(967)	(5)
Cash flow from underwriting	201	129	56	548	354	55
Investment income received	97	92	5	286	278	3
Cash flow from operations	$298	$221	35	$834	$632	32

Collected premiums for property casualty insurance rose $149 million during the first nine months of 2015, compared with the same period in 2014. Loss and loss expenses paid decreased $90 million, including a $55 million decrease for catastrophe losses and loss expenses. Commissions and other underwriting expenses paid rose $45 million, primarily due to higher commissions paid to agencies, reflecting the increase in collected premiums.

We discuss our future obligations for claims payments and for underwriting expenses in our 2014 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 98, and Other Commitments also on Page 98.

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

Capital Resources
At September 30, 2015, our debt-to-total-capital ratio was 11.5 percent, with $791 million in long-term debt and $35 million in borrowing on our revolving short-term line of credit. That line of credit had a $49 million balance at December 31, 2014. At September 30, 2015, $190 million was available for future cash management needs. Based on our capital requirements at September 30, 2015, we do not anticipate a material increase in debt levels during the remainder of 2015. As a result, we expect changes in our debt-to-total-capital ratio to continue to be largely a function of the contribution of unrealized investment gains or losses to shareholders’ equity.

We provide details of our three, long-term notes in this quarterly report Item 1, Note 3 – Fair Value Measurements. None of the notes are encumbered by rating triggers.

Four independent ratings firms award insurer financial strength ratings to our property casualty insurance companies and three firms rate our life insurance company. On June 30, 2015, Standard & Poor's upgraded our parent company debt rating that it had assigned in July 2010, to BBB+ from BBB, revising its outlook to stable. No other ratings firms made changes to our parent company debt ratings during the first nine months of 2015. Our debt ratings are discussed in our 2014 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, Other Sources of Liquidity, Page 96.

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

•
Commissions – Commissions paid were $625 million in the first nine months of 2015. Commission payments generally track with written premiums, except for annual profit-sharing commissions typically paid during the first quarter of the year.

•
Other underwriting expenses – Many of our underwriting expenses are not contractual obligations, but reflect the ongoing expenses of our business. Noncommission underwriting expenses paid were $387 million in the first nine months of 2015.

•
Technology costs – In addition to contractual obligations for hardware and software, we anticipate capitalizing approximately $6 million in spending for key technology initiatives in 2015. Capitalized development costs related to key technology initiatives were $5 million in the first nine months of 2015. These activities are conducted at our discretion, and we have no material contractual obligations for activities planned as part of these projects.

We contributed $5 million to our qualified pension plan during the first nine months of 2015. We do not anticipate further contributions to our qualified pension plan during the remainder of 2015.

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

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

Uses of Capital
Uses of cash to enhance shareholder return include dividends to shareholders. In January, May and August 2015, the board of directors declared regular quarterly cash dividends of 46 cents per share for an indicated annual rate of $1.84 per share. During the first nine months of 2015, we used $218 million to pay cash dividends to shareholders.

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

Total gross reserves at September 30, 2015, increased $215 million compared with December 31, 2014. Case reserves for losses increased $126 million while IBNR reserves increased by $50 million and total loss expense reserves increased by $39 million. Accounting for most of the total gross increase was the aggregate of our commercial casualty, commercial property, commercial auto and personal auto lines of business.

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

Property Casualty Gross Reserves

(Dollars in millions)	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
At September 30, 2015	reserves	reserves	reserves	reserves	of total
Commercial lines insurance:
Commercial casualty	$875	$486	$532	$1,893	40.6%
Commercial property	226	(2)	39	263	5.7
Commercial auto	325	73	91	489	10.5
Workers' compensation	396	539	91	1,026	22.1
Other commercial	153	13	88	254	5.5
Subtotal	1,975	1,109	841	3,925	84.4
Personal lines insurance:
Personal auto	203	(1)	71	273	5.9
Homeowner	92	2	24	118	2.5
Other personal	53	49	5	107	2.3
Subtotal	348	50	100	498	10.7
Excess and surplus lines	89	89	52	230	4.9
Total	$2,412	$1,248	$993	$4,653	100.0%
At December 31, 2014
Commercial lines insurance:
Commercial casualty	$794	$470	$520	$1,784	40.2%
Commercial property	203	(4)	39	238	5.4
Commercial auto	298	58	77	433	9.8
Workers' compensation	412	550	94	1,056	23.8
Other commercial	188	11	87	286	6.4
Subtotal	1,895	1,085	817	3,797	85.6
Personal lines insurance:
Personal auto	195	(21)	63	237	5.3
Homeowner	74	12	23	109	2.5
Other personal	45	43	5	93	2.0
Subtotal	314	34	91	439	9.8
Excess and surplus lines	77	79	46	202	4.6
Total	$2,286	$1,198	$954	$4,438	100.0%

LIFE POLICY AND INVESTMENT CONTRACT RESERVES
Gross life policy and investment contract reserves were $2.564 billion at September 30, 2015, compared with $2.497 billion at year-end 2014, reflecting continued growth in life insurance policies in force. We discuss our life insurance reserving practices in our 2014 Annual Report on Form 10-K, Item 7, Life Insurance Policyholder Obligations and Reserves, Page 106.

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

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

The fair value of our investment portfolio was $14.357 billion at September 30, 2015, up $39 million from year-end 2014, including a $371 million increase in the fixed-maturity portfolio and a $332 million decrease in the equity portfolio.

(Dollars in millions)	At September 30, 2015				At December 31, 2014
	Cost or amortized cost	Percent of total	Fair value	Percent of total	Cost or amortized cost	Percent of total	Fair value	Percent of total
Taxable fixed maturities	$6,203	50.2%	$6,514	45.4%	$5,882	50.7%	$6,330	44.2%
Tax-exempt fixed maturities	3,117	25.2	3,242	22.6	2,989	25.8	3,130	21.9
Common equity securities	2,784	22.5	4,313	30.0	2,583	22.3	4,679	32.7
Nonredeemable preferred equity securities	186	1.5	213	1.5	145	1.2	179	1.2
Short-term investments	75	0.6	75	0.5	—	—	—	—
Total	$12,365	100.0%	$14,357	100.0%	$11,599	100.0%	$14,318	100.0%

At September 30, 2015, our consolidated investment portfolio included $43 million of assets for which values are based on prices or valuation techniques that require significant management judgment (Level 3 assets). This represented less than 1 percent of investment portfolio assets measured at fair value. See Item 1, Note 3, Fair Value Measurements, for additional discussion of our valuation techniques. We have generally obtained and evaluated two nonbinding quotes from brokers; then, our investment professionals determined our best estimate of fair value. These investments include private placements, small issues and various thinly traded securities.

In addition to our investment portfolio, the total investments amount reported in our condensed consolidated balance sheets includes Other invested assets. Other invested assets included $32 million of life policy loans plus $37 million of private equity investments at September 30, 2015.

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

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

Our investment portfolio had no European sovereign debt holdings at September 30, 2015. On that date, we owned other European-based securities, primarily corporate bonds, totaling $363 million in fair value. The composition of our European-based holdings at September 30, 2015, did not materially change from the $417 million fair value total at year-end 2014. We discussed our European-based holdings in our 2014 Annual Report on Form 10-K, Item 7a, Quantitative and Qualitative Disclosures About Market Risk, Page 114.

In the first nine months of 2015, the increase in fair value of our fixed-maturity portfolio was primarily due to net purchases of securities that offset a decrease in net unrealized gains from a rise in interest rates. At September 30, 2015, our fixed-maturity portfolio with an average rating of A2/A was valued at 104.6 percent of its amortized cost, compared with 106.6 percent at December 31, 2014.

At September 30, 2015, our investment-grade and non-investment-grade fixed-maturity securities represented 91.8% and 4.2% of the portfolio, respectively. The remaining 4.0% represented fixed-maturity securities that were not rated by Moody's or Standard & Poor's.

 Attributes of the fixed-maturity portfolio include:

	At September 30, 2015		At December 31, 2014
Weighted average yield-to-amortized cost	4.72%		4.76%
Weighted average maturity	6.9	yrs	6.4	yrs
Effective duration	4.7	yrs	4.4	yrs

We discuss maturities of our fixed-maturity portfolio in our 2014 Annual Report on Form 10-K, Item 8, Note 2, Investments, Page 134, and in this quarterly report Item 2, Investments Results.

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

TAXABLE FIXED MATURITIES
Our taxable fixed-maturity portfolio, with a fair value of $6.514 billion at September 30, 2015, included:

(Dollars in millions)	At September 30, 2015	At December 31, 2014
Investment-grade corporate	$5,197	$5,208
States, municipalities and political subdivisions	315	313
Below investment-grade corporate	412	318
Commercial mortgage-backed	292	259
Government sponsored enterprises	276	208
Foreign government	10	10
Convertibles and bonds with warrants attached	8	7
United States government	4	7
Total	$6,514	$6,330

Our strategy is to buy, and typically hold, fixed-maturity investments to maturity, but we monitor credit profiles and fair value movements when determining holding periods for individual securities. With the exception of United States agency issues that include government-sponsored enterprises, no individual issuer’s securities accounted for more than 0.9 percent of the taxable fixed-maturity portfolio at September 30, 2015. Our investment-grade corporate bonds had an average rating of Baa1 by Moody’s or BBB+ by Standard & Poor’s and represented 80.0 percent of the taxable fixed-maturity portfolio’s fair value at September 30, 2015, including short-term investments, compared with 82.3 percent at year-end 2014.

The heaviest concentration in our investment-grade corporate bond portfolio, based on fair value at September 30, 2015, was the banking sector. It represented 15.3 percent of our investment-grade corporate bond portfolio, compared with 13.5 percent for the insurance sector at year-end 2014. At September 30, 2015, the real estate sector, including commercial mortgage-backed securities, accounted for 15.1 percent and the insurance sector accounted for 13.4 percent. No other sector exceeded 10 percent of our investment-grade corporate bond portfolio.

Most of the $315 million of securities issued by states, municipalities and political subdivisions included in our taxable fixed-maturity portfolio at September 30, 2015, were Build America Bonds.

Our taxable fixed-maturity portfolio at September 30, 2015, included $292 million of commercial mortgage-backed securities with an average rating of Aa1/AA.

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

TAX-EXEMPT FIXED MATURITIES
At September 30, 2015, we had $3.242 billion of tax-exempt fixed-maturity securities with an average rating of Aa2/AA by Moody’s and Standard & Poor’s. We traditionally have purchased municipal bonds focusing on general obligation and essential services issues, such as water, waste disposal or others. The portfolio is well diversified among more than 1,500 municipal bond issues. No single municipal issuer accounted for more than 0.8 percent of the tax-exempt fixed-maturity portfolio at September 30, 2015.

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

The table below summarizes the effect of hypothetical changes in interest rates on the fair value of the fixed-maturity portfolio:

(Dollars in millions)	Effect from interest rate change in basis points
	-200	-100	-	100	200
At September 30, 2015	$10,709	$10,225	$9,756	$9,289	$8,839
At December 31, 2014	$10,321	$9,882	$9,460	$9,041	$8,628

The effective duration of the fixed-maturity portfolio as of September 30, 2015, was 4.7 years, up from 4.4 years at year-end 2014. The above table is a theoretical presentation showing that an instantaneous, parallel shift in the yield curve of 100 basis points could produce an approximately 4.8 percent change in the fair value of the fixed-maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value are to changes in the general level of interest rates, exclusive of call features. The fair values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.

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

SHORT-TERM INVESTMENTS
Our short-term investments consist of commercial paper. We make short-term investments primarily with funds to be used to make upcoming cash payments, such as taxes. At September 30, 2015, we had $75 million of short-term investments compared with none at year-end 2014.

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

EQUITY INVESTMENTS
Our equity investments, with a fair value totaling $4.526 billion at September 30, 2015, included $4.313 billion of common stock securities of companies generally with strong indications of paying and growing their dividends. Other criteria we evaluate include increasing sales and earnings, proven management and a favorable outlook. We believe our equity investment style is an appropriate long-term strategy. While our long-term financial position would be affected by prolonged changes in the market valuation of our investments, we believe our strong surplus position and cash flow provide a cushion against short-term fluctuations in valuation. Continued payment of cash dividends by the issuers of our common equity holdings can provide a floor to their valuation.

The table below summarizes the effect of hypothetical changes in market prices on fair value of our equity portfolio.

(Dollars in millions)	Effect from market price change in percent
	-30%	-20%	-10%	—	10%	20%	30%
At September 30, 2015	$3,168	$3,621	$4,073	$4,526	$4,979	$5,431	$5,884
At December 31, 2014	$3,401	$3,886	$4,372	$4,858	$5,344	$5,830	$6,315

At September 30, 2015, Apple Inc. (Nasdaq:AAPL) was our largest single common stock holding with a fair value of 3.6 percent of our publicly traded common stock portfolio and 1.1 percent of the total investment portfolio. Fourteen holdings among seven different sectors each had a fair value greater than $100 million.

Common Stock Portfolio Industry Sector Distribution

	Percent of publicly traded common stock portfolio
	At September 30, 2015		At December 31, 2014
	Cincinnati Financial	S&P 500 Industry Weightings	Cincinnati Financial	S&P 500 Industry Weightings
Sector:
Information technology	18.4%	20.4%	17.3%	19.8%
Financial	15.0	16.5	13.8	16.3
Industrials	13.5	10.1	14.3	10.3
Healthcare	11.5	14.7	11.9	14.7
Consumer staples	10.9	9.9	10.5	10.0
Consumer discretionary	10.8	13.1	10.2	12.1
Energy	8.6	6.9	10.5	8.0
Materials	4.9	2.8	5.5	3.2
Utilities	4.0	3.2	3.7	3.3
Telecomm services	2.4	2.4	2.3	2.3
Total	100.0%	100.0%	100.0%	100.0%

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

UNREALIZED INVESTMENT GAINS AND LOSSES
At September 30, 2015, unrealized investment gains before taxes for the consolidated investment portfolio totaled $2.106 billion and unrealized investment losses amounted to $114 million.

The net unrealized investment gains at September 30, 2015, consisted of a pretax net gain position in our fixed-maturity portfolio of $436 million and a net gain position in our equity portfolio of $1.556 billion. The net gain position in our fixed-maturity portfolio decreased in the first nine months of 2015 due largely to credit spread widening in our corporate bond portfolio among other factors. The net gain position for our current fixed-maturity holdings will naturally decline over time as individual securities mature. In addition, changes in interest rates can cause rapid, significant changes in fair values of fixed-maturity securities and the net gain position, as discussed in Quantitative and Qualitative Disclosures About Market Risk. Events or factors such as economic growth or recession can also affect the fair value of our equity securities. The seven largest contributors to our common stock portfolio net gain position were Exxon Mobil Corporation (NYSE:XOM), Honeywell International Inc. (NYSE:HON), The Procter & Gamble Company (NYSE:PG), Apple Inc., Hasbro Inc. (Nasdaq:HAS), BlackRock Inc. (NYSE:BLK), and JP Morgan Chase & Co. (NYSE:JPM), which had a combined net gain position of $494 million.

Unrealized Investment Losses
We expect the number of securities trading below amortized cost to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, amortized costs for some securities are revised through OTTI recognized in prior periods. At September 30, 2015, 425 of the 3,137 securities we owned had fair values below amortized cost, compared with 223 of the 3,015 securities we owned at year-end 2014. The 425 holdings with fair values below cost or amortized cost at September 30, 2015, represented 13.4 percent of fair value of our investment portfolio and $114 million in unrealized losses.

•
380 of the 425 holdings had fair value between 90 percent and 100 percent of amortized cost at September 30, 2015. Fourteen of these 380 holdings are equity securities that may be subject to OTTI charges taken through earnings should they not recover by the recovery dates we determined. The fair value of these 14 equity securities was $411 million, and they accounted for $15 million in unrealized losses. The remaining 366 securities primarily consist of fixed-maturity securities whose current valuation is largely the result of interest rate factors. The fair value of these 366 securities was $1.232 billion, and they accounted for $28 million in unrealized losses.

•
Forty of the 425 holdings had fair value between 70 percent and 90 percent of amortized cost at September 30, 2015. Ten of these 40 holdings were equity securities that may be subject to OTTI charges taken through earnings should they not recover by the dates we determined. The fair value of these equity securities was $91 million and they accounted for $16 million in unrealized losses. We believe the remaining 30 fixed-maturity securities will continue to pay interest and ultimately pay principal upon maturity. The issuers of these 30 securities have strong cash flow to service their debt and meet their contractual obligation to make principal payments. The fair value of these securities was $140 million, and they accounted for $28 million in unrealized losses.

•
Five of the 425 holdings had fair value below 70 percent of amortized cost at September 30, 2015. Four of these five holdings were equity securities that may be subject to OTTI charges taken through earnings should they not recover by the dates we determined. The fair value of these equity securities was $52 million and they accounted for $26 million in unrealized losses. We believe the one remaining fixed-maturity security will continue to pay interest and ultimately pay principal upon maturity. The issuer of this security has strong cash flow to service its debt and meet its contractual obligation to make principal payments. The fair value of this security was $2 million, and it accounted for $1 million in unrealized losses.

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

The table below reviews fair values and unrealized losses by investment category and by the overall duration of the securities’ continuous unrealized loss position.

(Dollars in millions)	Less than 12 months		12 months or more		Total	Total
	Fair	Unrealized	Fair	Unrealized	fair	unrealized
At September 30, 2015	value	losses	value	losses	value	losses
Fixed maturity securities:
Corporate	$729	$42	$85	$7	$814	$49
States, municipalities and political subdivisions	227	3	51	—	278	3
Commercial mortgage-backed	57	1	2	—	59	1
Government-sponsored enterprises	74	1	139	3	213	4
Foreign government	10	—	—	—	10	—
Subtotal	1,097	47	277	10	1,374	57
Equity securities:
Common equities	511	56	—	—	511	56
Nonredeemable preferred equities	43	1	—	—	43	1
Subtotal	554	57	—	—	554	57
Total	$1,651	$104	$277	$10	$1,928	$114
At December 31, 2014
Fixed maturity securities:
Corporate	$261	$8	$90	$3	$351	$11
States, municipalities and political subdivisions	17	—	135	2	152	2
Commercial mortgage-backed	3	—	23	—	26	—
Government-sponsored enterprises	11	—	181	5	192	5
Subtotal	292	8	429	10	721	18
Equity securities:
Common equities	85	3	—	—	85	3
Nonredeemable preferred equities	16	—	17	1	33	1
Subtotal	101	3	17	1	118	4
Total	$393	$11	$446	$11	$839	$22

At September 30, 2015, 73 fixed-maturity securities with a total unrealized loss of $10 million had been in an unrealized loss position for 12 months or more. Of that total, one fixed-maturity security with a fair value of $2 million had a fair value below 70 percent of amortized cost and accounted for $1 million in unrealized losses; Four fixed-maturity securities with a fair value of $19 million had a fair value from 70 percent to less than 90 percent of amortized cost and accounted for $3 million in unrealized losses; and 68 fixed-maturity securities with a fair value of $256 million had fair values from 90 percent to less than 100 percent of amortized cost and accounted for $6 million in unrealized losses.

At September 30, 2015, no equity securities had been in an unrealized loss position for 12 months or more.

At September 30, 2015, applying our invested asset impairment policy, we determined that the total of $277 million, for securities in an unrealized loss position for 12 months or more in the table above, was not other-than-temporarily impaired.

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

During the third quarter of 2015, one additional security was written down through an impairment charge, along with writing down some previously impaired issuers, for a total of six during the nine months ended September 30, 2015. OTTI resulted in pretax, noncash charges of $8 million and $12 million for the three and nine months ended September 30, 2015. During the first nine months of 2014, we wrote down four securities resulting in $1 million in OTTI charges.

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

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

The following table summarizes the investment portfolio by severity of decline:

(Dollars in millions)
At September 30, 2015	Number of issues	Cost or amortized cost	Fair value	Gross unrealized gain/loss	Gross investment income
Taxable fixed maturities:
Fair valued below 70% of amortized cost	1	$3	$2	$(1)	$—
Fair valued at 70% to less than 100% of amortized cost	243	1,151	1,098	(53)	32
Fair valued at 100% and above of amortized cost	1,184	5,049	5,414	365	195
Securities sold in current year	—	—			9
Total	1,428	6,203	6,514	311	236
Tax-exempt fixed maturities:
Fair valued below 70% of amortized cost	—	—	—	—	—
Fair valued at 70% to less than 100% of amortized cost	153	277	274	(3)	5
Fair valued at 100% and above of amortized cost	1,453	2,840	2,968	128	73
Securities sold in current year	—	—	—	—	6
Total	1,606	3,117	3,242	125	84
Common equities:
Fair valued below 70% of cost	4	78	52	(26)	3
Fair valued at 70% to less than 100% of cost	17	489	459	(30)	12
Fair valued at 100% and above of cost	46	2,217	3,802	1,585	83
Securities sold in current year	—	—	—	—	1
Total	67	2,784	4,313	1,529	99
Nonredeemable preferred equities:
Fair valued below 70% of cost	—	—	—	—	—
Fair valued at 70% to less than 100% of cost	7	44	43	(1)	1
Fair valued at 100% and above of cost	28	142	170	28	6
Securities sold in current year	—	—	—	—	1
Total	35	186	213	27	8
Short-term investments:
Fair valued below 70% of cost	—	—	—	—	—
Fair valued at 70% to less than 100% of cost	—	—	—	—	—
Fair valued at 100% and above of cost	1	75	75	—	—
Securities sold in current year	—	—	—	—	—
Total	1	75	75	—	—
Portfolio summary:
Fair valued below 70% of cost or amortized cost	5	81	54	(27)	3
Fair valued at 70% to less than 100% of cost or amortized cost	420	1,961	1,874	(87)	50
Fair valued at 100% and above of cost or amortized cost	2,712	10,323	12,429	2,106	357
Investment income on securities sold in current year	—	—	—	—	17
Total	3,137	$12,365	$14,357	$1,992	$427

At December 31, 2014
Portfolio summary:
Fair valued below 70% of cost or amortized cost	—	$—	$—	$—	$—
Fair valued at 70% to less than 100% of cost or amortized cost	223	861	839	(22)	27
Fair valued at 100% and above of cost or amortized cost	2,792	10,738	13,479	2,741	498
Investment income on securities sold in current year	—	—	—	—	29
Total	3,015	$11,599	$14,318	$2,719	$554

See our 2014 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Asset Impairment, Page 55.

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures – The company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)).

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company’s management, with the participation of the company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of September 30, 2015. Based upon that evaluation, the company’s chief executive officer and chief financial officer concluded that the design and operation of the company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure:

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

Changes in Internal Control over Financial Reporting – During the three months ended September 30, 2015, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information
Item 1.        Legal Proceedings
Neither the company nor any of our subsidiaries are involved in any litigation believed to be material other than ordinary, routine litigation incidental to the nature of our business.

Item 1A.    Risk Factors
Our risk factors have not changed materially since they were described in our 2014 Annual Report on Form 10-K filed February 27, 2015.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any of our shares that were not registered under the Securities Act during the first nine months of 2015. The board of directors has authorized share repurchases since 1996. Purchases are expected to be made generally through open market transactions. The board gives management discretion to purchase shares at reasonable prices in light of circumstances at the time of purchase, subject to SEC regulations. On October 24, 2007, the board of directors expanded the existing repurchase authorization to approximately 13 million shares. We have 4,299,493 shares available for purchase under our programs at September 30, 2015.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1-31, 2015	—	$—	—	4,699,493
August 1-31, 2015	300,000	51.83	300,000	4,399,493
September 1-30, 2015	100,000	51.47	100,000	4,299,493
Totals	400,000	51.74	400,000

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

Item 6.        Exhibits

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of Cincinnati Financial Corporation (incorporated by reference to the company’s 2010 Annual Report on Form 10-K dated February 25, 2011, Exhibit 3.1)
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

Cincinnati Financial Corporation Third-Quarter 2015 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINCINNATI FINANCIAL CORPORATION
Date: October 27, 2015

/S/ Eric N. Mathews
Eric N. Mathews, CPCU, AIAF
Vice President, Assistant Secretary and Assistant Treasurer
(Principal Accounting Officer)

Cincinnati Financial Corporation Third-Quarter 2015 10-Q