Form 10-K
period 2015-12-31
CINCINNATI FINANCIAL CORP
filed 2016-02-26
CIK 20286

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2015.

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
Yes ☑ No ☐

Cincinnati Financial Corporation - 2015 10-K - Page 1

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

Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of voting stock held by nonaffiliates of the Registrant based on the closing price of $50.18 per share as reported on Nasdaq Global Select Market on June 30, 2015, was $7,466,710,235.

As of February 19, 2016, there were 164,339,638 shares of common stock outstanding.

Document Incorporated by Reference

Portions of the definitive Proxy Statement for Cincinnati Financial Corporation’s Annual Meeting of Shareholders to be held on April 30, 2016, are incorporated by reference into Part III of this Form 10-K.

Cincinnati Financial Corporation - 2015 10-K - Page 2

2015 ANNUAL REPORT ON FORM 10-K

Cincinnati Financial Corporation - 2015 10-K - Page 3

Part I

ITEM 1.    Business

Cincinnati Financial Corporation – Introduction
We are an Ohio corporation formed in 1968. Our lead subsidiary, The Cincinnati Insurance Company, was founded in 1950. Our main business is property casualty insurance marketed through independent insurance agencies in 39 states. Our headquarters is in Fairfield, Ohio. At year-end 2015, we employed 4,493 associates, including 3,045 headquarters associates who provide support to 1,448 field associates.

Cincinnati Financial Corporation owns 100 percent of three subsidiaries: The Cincinnati Insurance Company, CSU Producer Resources Inc. and CFC Investment Company. In addition, the parent company has an investment portfolio, owns the headquarters property and is responsible for corporate borrowings and shareholder dividends.

The Cincinnati Insurance Company owns 100 percent of four additional insurance subsidiaries. Our standard market property casualty insurance group includes two of those subsidiaries – The Cincinnati Casualty Company and The Cincinnati Indemnity Company. This group writes a broad range of business, homeowner and auto policies. The Cincinnati Insurance Company also conducts the business of our reinsurance assumed operations, known as Cincinnati ReSM. Other subsidiaries of The Cincinnati Insurance Company include: The Cincinnati Life Insurance Company, which provides life insurance, disability income policies and fixed annuities; and The Cincinnati Specialty Underwriters Insurance Company, which offers excess and surplus lines insurance products.

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

Cincinnati Financial Corporation - 2015 10-K - Page 4

Our Business and Our Strategy

Introduction
The Cincinnati Insurance Company was founded more than 65 years ago by four independent insurance agents. They established the mission that continues to guide all of the companies in the Cincinnati Financial Corporation family – to grow profitably and enhance the ability of local, independent insurance agents to deliver quality financial protection to the people and businesses they serve by:

•	providing insurance market stability through financial strength

•	producing competitive, up-to-date products and services

•	developing associates committed to superior service

At year-end 2015, a select group of independent agencies in 39 states actively marketed our property casualty insurance within their communities. Standard market commercial lines and excess and surplus lines policies were marketed in all of those states, while personal lines policies were marketed in 31 of those states. Within our select group of agencies, we also seek to become the life insurance carrier of choice and to help agents and their clients – our policyholders – by offering leasing and financing services.

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

•
Underwriting profit (loss) – Includes revenues from earned premiums for insurance policies sold, reduced by losses and loss expenses from insurance coverages provided by those policies. Those revenues are further reduced by underwriting expenses associated with marketing policies or related to administration of our insurance operation. The net result represents an underwriting profit when revenues exceed losses and expenses.

•
Investment income – Is generated primarily from investing the premiums collected for insurance policies sold, until funds are needed to pay losses for insurance claims or other expenses. Interest income from bond investments or dividend income from stock investments are the main categories of our investment income, with additional contribution from compounding over time.

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

Cincinnati Financial Corporation - 2015 10-K - Page 5

Standard market property casualty insurers generally offer insurance products through one or more distribution channels:

•	independent agents, who represent multiple carriers

•	captive agents, who represent one carrier exclusively

•	direct marketing to consumers

For the most part, we compete with standard market insurance companies that market through independent insurance agents. Agencies marketing our commercial lines products typically represent six to 12 standard market insurance carriers for commercial lines products, including both national and regional carriers, most of which are mutual companies. Our agencies typically represent four to six standard personal lines carriers. We also compete with carriers that market personal lines products through captive agents and direct writers. Some of our agencies describe their roles as brokers instead of agents. Distribution through independent insurance agents or brokers represents nearly 60 percent of overall U.S. property casualty insurance premiums and approximately 80 percent of commercial property casualty insurance premiums, according to studies by the Independent Insurance Agents and Brokers of America.

We are fully committed to the independent agency channel for marketing our insurance policies, while our reinsurance assumed operation typically markets through broker organizations or similar intermediaries that specialize in reinsurance. The independent agencies that we choose to market our standard lines insurance products share our philosophies. They do business person to person; offer broad, value-added services; maintain sound balance sheets; and manage their agencies professionally, targeting long-term success. We develop our relationships with agencies that are active in their communities, providing important knowledge of local market trends, opportunities and challenges.

We work to support agencies with tools and resources that help communicate the value of a Cincinnati policy to their clients and prospective clients. We plan to build on our past marketing efforts and continue with our national advertising campaign that began in 2015, expanding it slightly. Our intent is to increase the visibility of our company, supporting our agents' efforts as they recommend Cincinnati Insurance policies. We also continue to build our social media presence, focusing on providing content that agents can share on their own sites.

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

The excess and surplus lines insurance market exists due to a regulatory distinction. Generally, excess and surplus lines insurance carriers provide insurance that is unavailable in the standard market due to market conditions or characteristics of the insured persons or organizations that are caused by their nature, claim history or the characteristics of their business. Insurers operating in the excess and surplus lines marketplace generally market business through excess and surplus lines brokers, whether they are small specialty insurers or specialized divisions of larger insurance organizations. We established an excess and surplus lines operation to help meet the needs of agency clients when insurance is unavailable in the standard market. Agencies have access to Cincinnati Specialty Underwriters' product line through CSU Producer Resources, the wholly owned insurance brokerage subsidiary of Cincinnati Financial Corporation. By providing superior service, we can help our agencies grow while also profitably growing our property casualty business.

Cincinnati Financial Corporation - 2015 10-K - Page 6

At year-end 2015, our 1,526 property casualty agency relationships were marketing our standard market insurance products from 1,956 reporting locations. An increasing number of agencies have multiple, separately identifiable locations, reflecting their growth as well as consolidation of ownership within the independent agency marketplace. The number of reporting agency locations indicates our agents’ regional scope and the extent of our presence within our 39 active states. At year-end 2014, we had 1,466 agency relationships with 1,884 reporting locations.

We made 114 new property casualty agency appointments in 2015 and 99 new appointments in 2014. Of these new appointments, 85 and 63, respectively, were new relationships. The remainder were either: new branch offices opened by existing Cincinnati agencies; or agencies that merged with a Cincinnati agency and we still believed would produce a meaningful amount of new business premiums. These new appointments may be partially offset by other changes in agency structures, such as consolidation through mergers or acquisitions. Our net increase in agency relationships was 60 in 2015 and 16 in 2014. The net increase in reporting agency locations for those same years was 72 and 61.

On average, we have a 12.0 percent share of the standard lines property casualty insurance purchased through our reporting agency locations, according to 2014 data from agency surveys. Our share is 16.5 percent in reporting agency locations that have represented us for more than 10 years; 8.4 percent in agencies that have represented us for six to 10 years; 5.2 percent in agencies that have represented us for two to five years; and 0.8 percent in agencies that have represented us for one year or less.

Our largest single agency relationship accounted for approximately 0.8 percent of our total property casualty earned premiums in 2015. No aggregate locations under a single ownership structure accounted for more than 3 percent of our earned premiums in 2015.

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

While the potential exists for short-term financial performance variability due to our exposures to potential catastrophes or significant capital market losses, the rating agencies consistently assert that we have built appropriate financial strength and flexibility to manage that variability. We remain committed to strategies that emphasize being a consistent, stable market for our agents’ business rather than seeking short-term benefits that might accrue by quick, opportunistic reaction to changes in market conditions.

We use various principles and practices such as diversification and enterprise risk management to maintain strong capital. For example, we maintain a diversified investment portfolio by reviewing and applying diversification parameters and tolerances.

•
Our $9.650 billion fixed-maturity portfolio is diversified and exceeds total insurance reserves. The portfolio had an average rating of A2/A, and its fair value exceeded total insurance reserve liabilities by approximately 32 percent at December 31, 2015. No corporate bond exposure accounted for more than 0.6 percent of our fixed-maturity portfolio, and no municipal exposure accounted for more than 0.3 percent.

•
The strength of our fixed-maturity portfolio provides an opportunity to invest for potential capital appreciation by purchasing equity securities. Our $4.706 billion equity portfolio minimizes concentrations in single stocks or industries. At December 31, 2015, no single security accounted for more than 3.3 percent of our portfolio of publicly traded common stocks, and no single sector accounted for more than 19 percent.

Strong liquidity increases our flexibility through all periods to maintain our cash dividend and to continue to invest in and expand our insurance operations. At December 31, 2015, we held $1.783 billion of our cash and invested assets at the parent-company level, of which $1.580 billion, or 88.6 percent, was invested in common stocks, and $106 million, or 5.9 percent, was cash and cash equivalents.

We minimize reliance on debt as a source of capital, maintaining a debt-to-total-capital ratio below 20 percent. At December 31, 2015, this ratio at 11.3 percent was well below the target limit. Long-term debt at year-end 2015 totaled $786 million and our short-term debt was $35 million, down from $49 million at the prior year end. The long-

Cincinnati Financial Corporation - 2015 10-K - Page 7

term debt consists of three nonconvertible, noncallable debentures, two due in 2028 and one in 2034. Ratings for our long-term debt are discussed in Item 7, Liquidity and Capital Resources, Additional Sources of Liquidity.

At year-end 2015 and 2014, risk-based capital (RBC) for our standard market property casualty insurance, excess and surplus lines insurance and life insurance subsidiaries was strong, far exceeding regulatory requirements.

•
We ended 2015 with a 1.0-to-1 ratio of property casualty premiums to surplus, a key measure of property casualty insurance company capacity and security. A lower ratio indicates more security for policyholders and greater capacity for growth by an insurer. We believe our ratio provides ample flexibility to diversify risk by expanding our operations into new geographies and product areas. The estimated industry average ratio was 0.7-to-1 at year-end 2015.

•
We ended 2015 with a 7.3 percent ratio of life statutory adjusted risk-based surplus to liabilities, a key measure of life insurance company capital strength. The estimated industry average ratio was 11.2 percent at year-end 2015. A higher ratio indicates an insurer’s stronger security for policyholders and capacity to support business growth.

(Dollars in millions) Statutory Information	At December 31,
	2015	2014
Standard market property casualty insurance subsidiary
Statutory capital and surplus	$4,412	$4,472
Risk-based capital (RBC)	4,431	4,490
Authorized control level risk-based capital	582	563

Risk-based capital to authorized control level risk-based capital ratio	7.6	8.0
Written premium to surplus ratio	1.0	0.9
Life insurance subsidiary
Statutory capital and surplus	$208	$223
Risk-based capital (RBC)	227	241
Authorized control level risk-based capital	36	33
Total liabilities excluding separate account business	3,132	2,978

Risk-based capital to authorized control level risk-based capital ratio	6.3	7.3
Life statutory risk-based adjusted surplus to liabilities ratio	7.3	8.1
Excess and surplus lines insurance subsidiary
Statutory capital and surplus	$306	$266
Risk-based capital (RBC)	306	266
Authorized control level risk-based capital	35	32

Risk-based capital to authorized control level risk-based capital ratio	8.8	8.4
Written premium to surplus ratio	0.6	0.6

The consolidated property casualty insurance group’s ratio of investments in common stock, at fair value, to statutory capital and surplus was 65.6 percent at year-end 2015 compared with 67.7 percent at year-end 2014.

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

Cincinnati Financial Corporation - 2015 10-K - Page 8

Our insurance subsidiaries are highly rated. At February 24, 2016, our insurance financial strength ratings were:

Insurer Financial Strength Ratings
Rating agency	Standard market property casualty insurance subsidiary			Life insurance subsidiary			Excess and surplus lines insurance subsidiary			Date of most recent affirmation or action
			Rating Tier			Rating Tier			Rating Tier
A. M. Best Co. ambest.com	A+	Superior	2 of 16	A	Excellent	3 of 16	A+	Superior	2 of 16	Stable outlook (12/18/15)
Fitch Ratings fitchratings.com	A+	Strong	5 of 21	A+	Strong	5 of 21	-	-	-	Stable outlook (11/13/15)
Moody's Investors Service moodys.com	A1	Good	5 of 21	-	-	-	-	-	-	Stable outlook (4/30/13)
Standard & Poor's Ratings Services spratings.com	A+	Strong	5 of 21	A+	Strong	5 of 21	-	-	-	Stable outlook (6/30/15)

On December 18, 2015, A.M. Best affirmed our financial strength ratings that it had assigned in December 2008, continuing its stable outlook. On the same date, A.M. Best upgraded to A+ the financial strength rating of our E&S subsidiary, Cincinnati Specialty Underwriters. On July 15, 2015, and on November 13, 2015, Fitch Ratings affirmed the ratings that it had assigned to us in August 2009, continuing its stable outlook. On June 30, 2015, Standard & Poor’s Ratings Services upgraded to A+ the ratings that it had assigned in July 2010, and revised its outlook to stable.

Our debt ratings are discussed in Item 7, Liquidity and Capital Resources, Additional Sources of Liquidity.

Operating Structure
We offer our broad array of insurance products through the independent agency distribution channel. We recognize that locally based independent agencies have relationships in their communities and local marketplace intelligence that can lead to profitable business and policyholder satisfaction and loyalty. Several of our strategic initiatives are intended not only to help us compete but also to enhance support of agencies that represent us, thereby contributing to agency success. We seek to be a consistent and predictable property casualty carrier that agencies can rely on to serve their clients.

In our 10 highest volume states for consolidated property casualty premiums, 1,124 reporting agency locations wrote 62.3 percent of our 2015 consolidated property casualty earned premium volume compared with 1,091 locations and 62.8 percent in 2014. We continue efforts to geographically diversify our property casualty risks.

Our 10 highest premium volume property casualty lines states are shown in the table below.

(Dollars in millions)	Earned premiums	% of total earned	Agency locations	Average premium per location
Year ended December 31, 2015
Ohio	$737	17.3%	251	$2.9
Illinois	297	6.9	140	2.1
Indiana	265	6.2	116	2.3
Georgia	233	5.5	96	2.4
Pennsylvania	232	5.4	105	2.2
Michigan	220	5.1	140	1.6
North Carolina	220	5.1	101	2.2
Tennessee	166	3.9	63	2.6
Virginia	149	3.5	65	2.3
Kentucky	144	3.4	47	3.1

Cincinnati Financial Corporation - 2015 10-K - Page 9

Field Focus Emphasizing Service
We rely on our force of 1,448 field associates to provide service and be accountable to our agencies for decisions we make at the local level. These associates live in the communities our agents serve, so they are readily available when agencies or policyholders need them. While their work is often conducted at the premises of the agency or policyholder, they also work from offices in their homes. Headquarters associates support agencies and field associates with underwriting, accounting, technology assistance, training and other services. Company executives and headquarters associates regularly travel to visit agencies, strengthening the personal relationships we have with these organizations. Agents have opportunities for direct, personal conversations with our senior management team, and headquarters associates have opportunities to refresh their knowledge of marketplace conditions and field activities.

The field team is coordinated by field marketing representatives responsible for underwriting new commercial lines business. They are joined by field representatives specializing in claims, loss control, personal lines, excess and surplus lines, machinery and equipment, bond, premium audit and life insurance. The field team provides a variety of services, such as recommending specific actions to improve the safety of the policyholder’s operations. We seek to develop long-term relationships by understanding the unique needs of each agency's clients, who are also our policyholders.

Service using technology solutions gives our agencies access to our systems for ease of processing business transactions. Policyholders can also conveniently access pertinent policy information, helping to reduce costs for agencies and the company. Technology also helps our associates collaborate and process business efficiently, providing more time for personal service to agencies and their clients when needed.

Our claims philosophy reflects our belief that we prosper as a company by responding to claims person to person, paying covered claims promptly, preventing false claims from unfairly adding to overall premiums and building financial strength to meet future obligations.

Our 858 locally based field claims associates work from their homes and are assigned to specific agencies. They respond personally to policyholders and claimants, and are equipped to handle a claim from nearly anywhere, including printing claim checks at a policyholder's location. We believe we have a competitive advantage because of the person-to-person approach and the resulting high level of service that our field claims representatives provide. We also help our agencies provide prompt service to policyholders by giving most agencies authority to immediately pay most first-party claims under standard market policies up to $2,500. We believe this same local approach to handling claims is a competitive advantage for our agents providing excess and surplus lines coverage in their communities. Handling of these claims includes guidance from headquarters-based excess and surplus lines claims managers.

Catastrophe response teams are comprised of volunteers from our experienced field claims staff who have the authority they need to do their jobs. In times of widespread loss, our field claims representatives confidently and quickly resolve claims, often providing claim checks on the same day they inspect the loss. Electronic claim files allow for fast initial contact with policyholders and easy sharing of information and data by rotating storm teams, headquarters staff and local field claims representatives. When hurricanes or other weather events are predicted, we can identify through mapping technologies the expected number of our policyholders that may be impacted by the event and choose to have catastrophe response team members travel to strategic locations near the expected impact area. They are then in position to quickly get to the affected area, set up temporary offices and start calling on policyholders.

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

We seek to attract and retain high-quality independent insurance agencies with knowledgeable, professional staffs. In turn, we make an exceptionally strong commitment to assist them in keeping their knowledge up to date and educating new people they bring on board as they grow. This includes offering classes, usually at no cost to agencies, except travel-related expenses they may incur, and other training support. We also offer noninsurance

Cincinnati Financial Corporation - 2015 10-K - Page 10

financial services. We believe that providing these services enhances agency relationships with the company and their clients, increasing loyalty while diversifying the agency’s revenues.

Insurance Products
We provide well-designed property casualty and life insurance to bring policyholders convenience, discounts and a reduced risk of coverage gaps or disputes. For most agencies that represent us, we believe we offer insurance solutions for approximately 75 percent of the typical insurable risks of their clients. Products for various business lines within our reporting segments offer insurance coverage that includes business property and liability, automobile and homeowner as well as umbrella liability.

The following table shows net written premiums by segment and business line at year-end 2015, 2014 and 2013:

(Dollars in millions)	2015	2014	2013	Percent of total 2015
Segment:
Commercial lines insurance	$3,025	$2,922	$2,760	65.6%
Personal lines insurance	1,128	1,068	1,005	24.4
Excess and surplus lines insurance	175	153	128	3.8
Life insurance	256	250	241	5.5
Other	33	—	—	0.7
Total	$4,617	$4,393	$4,134	100.0%

Business line:
Commercial lines insurance
Commercial casualty	$1,025	$969	$897	22.3%
Commercial property	845	776	673	18.3
Commercial auto	575	548	507	12.5
Workers' compensation	357	365	374	7.7
Other commercial	223	264	309	4.8
Total commercial lines insurance	3,025	2,922	2,760	65.6

Personal lines insurance
Personal auto	524	489	460	11.3
Homeowner	474	456	428	10.3
Other personal	130	123	117	2.8
Total personal lines insurance	1,128	1,068	1,005	24.4

Excess and surplus lines insurance	175	153	128	3.8

Life insurance
Term life insurance	145	138	129	3.1
Universal life insurance	41	41	41	0.9
Other life insurance, annuity and disability income products	70	71	71	1.5
Subtotal	256	250	241	5.5

Cincinnati Re	33	—	—	0.7
Total	$4,617	$4,393	$4,134	100.0%

We discuss our commercial lines, personal lines and excess and surplus lines insurance segments in their respective sections later in this report.

Cincinnati Financial Corporation - 2015 10-K - Page 11

Strategic Initiatives to Manage Insurance Profitability and Drive Premium Growth
Management has identified a strategy that can position us for long-term success. The board of directors and management expect execution of our strategic plan to create significant value for shareholders over time. We broadly group key strategic initiatives into two areas of focus – managing insurance profitability and driving premium growth. These areas correlate with how we measure progress toward our long-term financial objectives. We believe successful execution of our long-term strategy and related shorter-term initiatives will help us achieve our long-term objectives despite potential unfavorable shorter-term effects of difficult economic, market or pricing cycles. We describe our expectations for the results of these initiatives in Item 7, Executive Summary of Management's Discussion and Analysis.

Effective capital management is an important part of creating long-term shareholder value, serving as a foundation to support other strategic areas focused on profitable growth of our insurance business. Our capital management philosophy is intended to preserve and build our capital while maintaining appropriate liquidity. A strong capital position provides the capacity to support premium growth, and liquidity provides for our investment in the people and infrastructure needed to implement our strategic initiatives. Our strong capital and liquidity also provide financial flexibility for shareholder dividends or other capital management actions.

We continue to enhance our property casualty underwriting expertise and to effectively and efficiently underwrite individual policies and process transactions. Ongoing initiatives supporting this work include expanding our pricing and segmentation capabilities through experience and use of predictive analytics and additional data. Our segmentation efforts emphasize identification and retention of insurance policies we believe have relatively stronger pricing, while seeking more aggressive renewal terms and conditions on policies we believe have relatively weaker pricing. An area of concentration in 2016 is the collaborative effort to address underpriced or underperforming business, including improving underwriting and rate adequacy for our commercial auto and personal auto lines of business.

We take ongoing actions intended to improve efficiency and make it easier for agencies or their clients to do business with us. In addition to benefiting agencies we serve, improved processes support our strategy, helping to more quickly deploy product or service enhancements. They also help reduce internal costs and allow us to focus more resources on agency services, such as delivering value through local, individualized insurance solutions at the point of sale. Initiatives include improving workflow tools and processes for underwriters and enhancing solutions tailored to small business policyholders.

We also seek to further penetrate insurance markets as we strive to be the best company serving independent insurance agencies. We expect initiatives aimed at specific market opportunities, along with enhancements to provide industry-leading services, to encourage our agents to grow and to increase our share of their business. Our growth plans incorporate general business statistics and historical profitability trends to estimate premium growth from existing agencies and to make careful projections to assess the number of additional agencies needed. Our focus remains on key components of agent satisfaction based on factors that agents tell us are most important.

We continue to appoint new agencies to develop additional points of distribution. In 2016, we are planning approximately 100 appointments of independent agencies that offer most or all of our property casualty insurance products. We generally earn a 10 percent share of an agency’s business within 10 years of its appointment. See Item 1, Our Business and Our Strategy, Independent Insurance Agency Marketplace, for additional discussion.

We also plan to appoint other agencies that focus on high net worth personal lines clients. In 2016, we are targeting approximately $25 million in high net worth new business written premiums, including premiums from our Executive Capstone™ suite of insurance products and services. Over the next several years, we plan to expand that offering to agencies in additional states as we work to become the carrier of choice for this portion of our agencies’ accounts.

For all of our insurance products, we will work to increase penetration with recently appointed agencies. This includes increasing opportunities for agencies to cross-sell to their clients by providing updated products and services that aim to meet their life insurance needs. We will also continue to add field marketing representatives or provide target market expertise where needed for additional agency support in selected areas.

We expect our strategy and initiatives to contribute to our position as the No. 1 or No. 2 carrier based on premium volume in agencies that have represented us for at least five years. We continued to reach that objective in nearly

Cincinnati Financial Corporation - 2015 10-K - Page 12

75 percent of such agencies based on 2014 premiums. We are working to increase the percentage of agencies where we achieve that rank.

Our Segments
Consolidated financial results primarily reflect the results of our five reporting segments. These segments are defined based on financial information we use to evaluate performance and to determine the allocation of assets.

•	Commercial lines insurance

•	Personal lines insurance

•	Excess and surplus lines insurance

•	Life insurance

•	Investments

Revenues, income before income taxes and identifiable assets for each segment are shown in Item 8, Note 18 of the Consolidated Financial Statements. Some of that information is discussed in this section, where we explain the business operations of each segment. The financial performance of each segment is discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Commercial Lines Insurance Segment
In 2015, the commercial lines insurance segment contributed net earned premiums of $2.996 billion, representing 58.3 percent of consolidated total revenues. This segment reported profit before income taxes of $345 million. Commercial lines net earned premiums rose 5 percent in 2015 and 8 percent in 2014.

We believe that our commercial lines business is best measured and evaluated on a segment basis. However, we also provide selected line of business data to summarize growth and profitability trends separately for our business lines. The five commercial business lines are:

•
Commercial casualty – Provides coverage to businesses against third-party liability from accidents occurring on their premises or arising out of their operations, including injuries sustained from products or liability related to professional services. Specialized casualty policies may include similar coverage such as umbrella liability or employment practices. The commercial casualty business line includes liability coverage written as part of commercial package policies.

•
Commercial property – Provides coverage for loss or damage to buildings, inventory and equipment caused by covered causes of loss such as fire, wind, hail, water, theft and vandalism, as well as business interruption resulting from a covered loss. Commercial property also includes other coverages such as inland marine, which covers losses related to builder’s risk, cargo or equipment. Various property coverages can be written as stand-alone policies or can be added to a commercial package policy.

•
Commercial auto – Protects businesses against liability to others for both bodily injury and property damage, medical payments to insureds and occupants of their vehicles, physical damage to an insured’s own vehicle from collision and various other perils, and damages caused by uninsured motorists.

•	Workers’ compensation – Covers employers for government-specified benefits from work-related injuries to employees.

•	Other commercial lines – This includes several other types of insurance products for businesses, including:

◦
Management liability and surety – Includes director and officer (D&O) liability insurance, which covers liability for actual or alleged errors in judgment, breaches of duty or other wrongful acts related to activities of organizations and can optionally include other liability coverages. We market primarily to nonprofit organizations, privately held businesses, healthcare organizations, financial institutions and educational institutions. The for-profit portion includes approximately 250 bank or savings and loan financial institutions, with only six having assets of $1 billion or more. The surety portion includes contract and commercial surety bonds for losses resulting from dishonesty, failure to perform and other acts and also includes fidelity bonds for fraudulent acts by specified individuals or dishonest acts by employees.

◦
Specialty packages – Includes coverages for property, liability and business interruption tailored to meet the needs of specific industry classes such as artisan contractors, dentists or smaller main street businesses.

Cincinnati Financial Corporation - 2015 10-K - Page 13

◦
Machinery and equipment – Specialized coverage provides protection for loss or damage to boilers and machinery, including production and computer equipment and business interruption, due to sudden and accidental mechanical breakdown, steam explosion or artificially generated electrical current.

Our emphasis is on products that agencies can market to small to midsized businesses in their communities. While some of our property casualty agencies market only our personal lines or management liability and surety products, approximately 95 percent offer some or all of our standard market commercial insurance products.

In 2015, our 10 highest volume commercial lines states generated 59.3 percent of our earned premiums compared with 60.1 percent in 2014 as we continued efforts to geographically diversify our property casualty risks. Earned premiums in the 10 highest volume states increased 4 percent in 2015 and increased 7 percent in the remaining 29 states. The aggregate number of reporting agency locations in our 10 highest volume states increased to 1,101 in 2015 from 1,086 in 2014.

Our 10 highest premium volume commercial lines states are shown in the table below.

(Dollars in millions)	Earned premiums	% of total earned	Agency locations	Average premium per location
Year ended December 31, 2015
Ohio	$433	14.4%	247	$1.8
Illinois	214	7.1	139	1.5
Pennsylvania	198	6.6	102	1.9
Indiana	177	5.9	114	1.6
North Carolina	149	5.0	98	1.5
Michigan	137	4.6	131	1.0
Georgia	132	4.4	89	1.5
Virginia	119	4.0	61	2.0
Tennessee	118	3.9	60	2.0
Wisconsin	103	3.4	60	1.7

For new commercial lines business, case-by-case underwriting and pricing is coordinated by our locally based field marketing representatives, who are also responsible for selecting new independent agencies. Our agents and our team of field associates get to know the people and businesses in their communities and can make informed decisions about each risk.

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

Understanding evolving market conditions is a critical function for our success, accomplished through both informal commentary and formal reviews. Informally, our field marketing representatives, underwriters and Target Markets department associates routinely receive market intelligence from a variety of channels, including from the agencies with which they work. This market information helps identify the top competitors by line of business or specialty program and also identifies our market strengths and weaknesses. The information obtained encompasses pricing, breadth of coverage and underwriting/eligibility issues.

Our emphasis on small to midsized businesses is reflected in the mix of our commercial lines premium volume by policy size. Approximately 80 percent of our commercial in-force policies have annual premiums of $10,000 or less, accounting in total for approximately one-quarter of our 2015 commercial lines premium volume. The remainder of

Cincinnati Financial Corporation - 2015 10-K - Page 14

policies have annual premiums greater than $10,000, including policies with annual premiums greater than $100,000 that account for approximately 18 percent of our 2015 commercial lines premium volume.

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

The general liability exposure basis may be audited annually. Commercial auto, workers’ compensation, professional liability and most umbrella liability coverages within multi-year packages are rated at each of the policy’s annual anniversaries for the next one-year period. The annual pricing could incorporate rate changes approved by state insurance regulatory authorities between the date the policy was written and its annual anniversary date, as well as changes in risk exposures and premium credits or debits relating to loss experience and other underwriting judgment factors. We estimate that approximately 75 percent of 2015 commercial premiums were subject to annual rating or were written on a one-year policy term. That 75 percent includes approximately one-third of policies offered on a three-year policy term that expire during any given year.

We believe our commercial lines insurance segment premiums reflect a higher concentration, relative to industry commercial lines premiums, in contractor-related businesses. Since economic activity related to construction, which can heavily influence insured exposures of contractors, may experience cycles that vary significantly with the economy as a whole, our commercial lines premium trends could vary from commercial lines premium trends for the property casualty insurance industry. In 2015, we estimated that policyholders with a contractor-related Insurance Services Office (ISO) general liability code accounted for approximately 36 percent of our general liability premiums, which are included in the commercial casualty line of business, and that policyholders with a contractor-related National Council on Compensation Insurance Inc. (NCCI) workers’ compensation code accounted for approximately 51 percent of our workers’ compensation premiums.

Cincinnati Financial Corporation - 2015 10-K - Page 15

Personal Lines Insurance Segment
The personal lines insurance segment contributed net earned premiums of $1.097 billion to consolidated total revenues, or 21.3 percent of the total, and reported a loss before income taxes of $12 million in 2015. Personal lines net earned premiums rose 5 percent in 2015 and 8 percent in 2014.

We prefer to write personal lines coverage in accounts that include both auto and homeowner coverages as well as coverages that are part of our other personal business line. At the end of 2015, for example, 82.6 percent of our homeowner policies were accompanied by a personal auto policy in the same account. As a result of our account-based approach, we believe that our personal lines business is best measured and evaluated on a segment basis. However, we provide line of business data to summarize growth and profitability trends separately for three business lines:

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

•	Other personal lines – This includes the other types of insurance products we offer to individuals, including dwelling fire, inland marine, personal umbrella liability and watercraft coverages.

At year-end 2015, we marketed personal lines insurance products through 1,413, or approximately 72 percent, of our 1,956 reporting agency locations. The 1,413 personal lines agency locations are in 31 of the 39 states in which we offered standard market commercial lines insurance. Those agencies produced more than 1.1 million personal lines policies in force for The Cincinnati Insurance Companies, representing approximately 450,000 policyholders. We continue to evaluate opportunities to expand our marketing of personal lines to other states. Primary factors considered in the evaluation of a potential new state include market opportunity or potential, weather-related catastrophe history and the legal climate.

We also continue to expand the marketing of our personal lines insurance segment through independent agencies to profitably grow our premiums for products and services to their high net worth personal lines clients. At year-end 2015, our appointed agencies produced for us nearly $150 million in annual premiums from policyholders with insured home values of $1 million or more. We estimate those policyholders represent approximately 4 percent of our total personal lines policyholders.

In 2015, our 10 highest volume personal lines states generated 78.5 percent of our earned premiums compared with 79.1 percent in 2014. Earned premiums in the five highest volume states increased 3 percent in 2015 while increasing 8 percent in the remaining states, reflecting progress toward our long-term objective of geographic diversification through new states for our personal lines operation. The aggregate number of reporting agency locations in our 10 highest volume states increased to 883 in 2015 from 875 in 2014.

Cincinnati Financial Corporation - 2015 10-K - Page 16

Our 10 highest premium volume personal lines states are shown in the table below.

(Dollars in millions)	Earned premiums	% of total earned	Agency locations	Average premium per location
Year ended December 31, 2015
Ohio	$290	26.4%	226	$1.3
Georgia	91	8.2	85	1.1
Indiana	77	7.0	88	0.9
Michigan	75	6.9	110	0.7
Illinois	70	6.4	98	0.7
North Carolina	64	5.8	84	0.8
Alabama	57	5.2	46	1.2
Kentucky	53	4.8	40	1.3
Tennessee	44	4.0	50	0.9
Minnesota	41	3.8	56	0.7

New and renewal personal lines business reflects our risk-specific underwriting philosophy. Each agency selects personal lines business primarily from within the geographic territory that it serves, based in part on agency staff’s knowledge of the risks in those communities or familiarity with the policyholder. Personal lines activities are supported by headquarters associates assigned to individual agencies. At year-end 2015, we had 10 full-time personal lines field marketing representatives who have underwriting authority and visit agencies on a regular basis. They focus primarily on key states targeted for growth, reinforcing the advantages of our personal lines products and offering training in the use of our processing system.

Excess and Surplus Lines Insurance Segment
The excess and surplus lines segment contributed net earned premiums of $168 million to consolidated total revenues, or 3.3 percent of the total, and reported profit before income taxes of $51 million in 2015, its eighth year of operation. Excess and surplus lines net earned premium increased 14 percent in 2015 and 28 percent in 2014.

Our excess and surplus lines policies typically cover business risks with unique characteristics, such as the nature of the business or its claim history, that are difficult to profitably insure in the standard commercial lines market. Excess and surplus lines insurers have more flexibility in coverage terms and rates compared with standard lines companies, generally resulting in policies with higher rates and terms and conditions customized for specific risks, including restricted coverage where appropriate. We target small to midsized risks, and policyholders in many cases also have standard market insurance with one of our other subsidiaries. Our average excess and surplus lines policy size is approximately $6,000 in annual premiums, and the majority have coverage limits of $1 million or less. All of our excess and surplus lines policies are written for a maximum term of one year. Approximately 88 percent of our 2015 earned premiums for the excess and surplus lines insurance segment provided commercial casualty coverages and about 12 percent provided commercial property coverages. Those coverages are described below.

•
Commercial casualty – Covers businesses for third-party liability from accidents occurring on their premises or arising out of their operations, including injuries sustained from products. Other coverages available include miscellaneous errors and omissions, professional liability and excess liability. Typical businesses covered include contractors, manufacturers, real estate owners and managers, retail, consultants, and bars or taverns. Policies covering liability at special events are also available.

•
Commercial property – Insures buildings, inventory, equipment and business income from loss or damage due to causes such as fire, wind, hail, water, theft and vandalism. Examples of property we commonly insure with excess and surplus lines policies include temporarily vacant buildings, habitational, restaurants and relatively higher-hazard manufacturing classes.

At the end of 2015, we marketed excess and surplus lines insurance products in each of the 39 states in which we offer standard market commercial lines insurance. Offering excess and surplus lines helps agencies representing The Cincinnati Insurance Companies meet the insurance needs of their clients when coverage is unavailable in the

Cincinnati Financial Corporation - 2015 10-K - Page 17

standard market. By providing outstanding service, we can help agencies grow and prosper while also profitably growing our property casualty business.

In 2015, our 10 highest volume excess and surplus lines states generated 59.2 percent of our earned premiums compared with 60.5 percent in 2014.

Our 10 highest premium volume excess and surplus lines states are shown in the table below.

(Dollars in millions)	Earned premiums	% of total earned
Year ended December 31, 2015
Texas	$15	9.2%
Ohio	14	8.6
Illinois	12	7.4
Indiana	11	6.8
Georgia	10	6.0
Alabama	8	4.8
Michigan	8	4.6
Missouri	7	4.1
North Carolina	7	3.9
Pennsylvania	6	3.8

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

We seek to earn a share of each agency’s best excess and surplus lines accounts by offering several unique benefits. Agency producers have direct access through CSU Producer Resources to a group of our underwriters who focus exclusively on excess and surplus lines business. Those underwriters can tap into broader Cincinnati services to provide policyholders additional value and help agents build the relationship through experienced and responsive loss control services and claims handling. CSU Producer Resources gives extra support to our independent agency producers by remitting surplus lines taxes and stamping fees and retaining admitted market diligent search affidavits, where required. Agencies marketing through CSU Producer Resources instead of a competing brokerage generally receive a higher commission because use of our internal brokerage subsidiary eliminates some of the intermediary costs. This business is factored in their profit-sharing agreement with The Cincinnati Insurance Companies. We also offer prompt service, generally issuing approximately 95 percent of policies within 24 hours of a request to bind a policy.

Cincinnati Financial Corporation - 2015 10-K - Page 18

Life Insurance Segment
The life insurance segment contributed $209 million of net earned premiums, representing 4.1 percent of consolidated total revenues, and reported a loss before income taxes of $2 million in 2015. Life insurance net earned premiums grew 6 percent in 2015 and 5 percent in 2014.

The Cincinnati Life Insurance Company supports our agency-centered business model by deepening the relationships we have with agents while also diversifying revenue and profitability for both the agency and our company. We primarily focus on life products that feature a steady stream of premium payments and that have the potential for generating revenue growth through increasing demand.

Life Insurance Business Lines
Four lines of business – term life insurance, universal life insurance, worksite products and whole life insurance – account for 95.6 percent of the life insurance segment’s revenues:

•
Term life insurance – Policies under which a death benefit is payable only if the insured dies during a specific period of time. Policy options include a return of premium provision, a benefit equal to the sum of all paid base premiums that is payable if the insured person survives to the end of the term. The policies are fully underwritten.

•
Universal life insurance – Long-duration life insurance policies that are fully underwritten. Contract premiums are neither fixed nor guaranteed; however, the contract does specify a minimum interest crediting rate and a maximum cost of insurance charge and expense charge. The cash values, available as a loan collateralized by the cash surrender value, are not guaranteed and depend on the amount and timing of actual premium payments and the amount of actual contract assessments.

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

Life Insurance Distribution
Our life insurance subsidiary is licensed in 49 states and the District of Columbia. At year-end 2015, almost 89 percent of our 1,956 property casualty agency reporting locations offered Cincinnati Life products to their clients. We also develop life business from approximately 650 other independent life insurance agencies. We are careful to solicit business from these other agencies in a manner that does not conflict with or compete with the marketing and sales efforts of our property casualty agencies.

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

Cincinnati Financial Corporation - 2015 10-K - Page 19

representatives are available to meet face-to-face with agency personnel and their clients as well. Our life headquarters underwriters and other associates are available to the agents and field team to assist in the placement of business.

We continue to emphasize the cross-serving opportunities of our life insurance, including term and worksite products, for the property casualty agency’s personal and commercial accounts. In both the property casualty and independent life agency distribution systems, we enjoy the advantages of offering competitive, up-to-date products and providing personal attention in combination with financial strength and stability.

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

Because of our strong capital position, we can offer a competitive product portfolio, including guaranteed products, giving our agents a marketing edge. Our life insurance company maintains strong insurer financial strength ratings: A.M. Best, A (Excellent); Fitch, A+ (Strong); and Standard & Poor’s A+ (Strong); as discussed in Financial Strength. Our life insurance company has chosen not to establish a Moody’s rating.

In 2015, our five highest volume states for life insurance premiums, based on information contained in statements filed with state insurance departments, are reflected in the table below.

(Dollars in millions)	Premiums	% of total earned
Year ended December 31, 2015
Ohio	$49	18.3%
Pennsylvania	19	7.2
Indiana	17	6.3
Illinois	17	6.2
Georgia	14	5.1

Cincinnati Financial Corporation - 2015 10-K - Page 20

Investments Segment
Revenues of the investments segment are primarily from net investment income and from net realized investment gains and losses from investment portfolios managed for the holding company and each of the operating subsidiaries.

Our investment department operates under guidelines set forth in our investment policy along with oversight of the investment committee of our board of directors. These guidelines set parameters for risk tolerances governing, among other items, the allocation of the portfolio as well as security and sector concentrations. These parameters are part of an integrated corporate risk management program. When allocating cash to various asset classes, we consider market-based factors such as risk adjusted after-tax yields as well as internal measures based in part on insurance department regulations and rating agency guidance.

The fair value of our investment portfolio was $14.356 billion and $14.318 billion at year-end 2015 and 2014, respectively, as shown in the table below. The overall portfolio remained in an unrealized gain position as equity markets were generally flat to down in 2015. Value stocks, to which we are more correlated, experienced bigger declines than the broader stock market. The gain position for our fixed-maturity investments declined in 2015 due to a general increase in interest rates and a widening in corporate credit spreads.

(Dollars in millions)	At December 31, 2015				At December 31, 2014
	Cost or amortized cost	Percent of total		Percent of total	Cost or amortized cost	Percent of total		Percent of total
			Fair value				Fair value
Taxable fixed maturities	$6,170	50.3%	$6,353	44.3%	$5,882	50.7%	$6,330	44.2%
Tax-exempt fixed maturities	3,154	25.7	3,297	23.0	2,989	25.8	3,130	21.9
Common equity securities	2,749	22.4	4,485	31.2	2,583	22.3	4,679	32.7
Nonredeemable preferred equity securities	189	1.6	221	1.5	145	1.2	179	1.2
Total	$12,262	100.0%	$14,356	100.0%	$11,599	100.0%	$14,318	100.0%

The cash we generate from insurance operations historically has been invested in two broad categories of investments:

•
Fixed-maturity investments – Includes taxable and tax-exempt bonds and redeemable preferred stocks. During 2015, purchases offset the combined effect of a net decrease in unrealized gains, sales and calls of fixed-maturity securities in our portfolio. During 2014, purchases and fair value gains offset sales and calls.

•
Equity investments – Includes common and nonredeemable preferred stocks. During 2015, the combined effect of a net decrease in unrealized gains and sales of equity securities in our portfolio offset purchases. During 2014, purchases and fair value gains offset sales by a relatively large amount.

At year-end 2015, less than 1 percent of the value of our investment portfolio was made up of securities that are classified as Level 3 assets and that require management’s judgment to develop pricing or valuation techniques. We generally obtain at least two outside valuations for these assets and generally use the more conservative estimate. These investments include private placements, small issues and various thinly traded securities. See Item 7, Critical Accounting Estimates, Fair Value Measurements, and Item 8, Note 3 of the Consolidated Financial Statements, for additional discussion of our valuation techniques.

In addition to securities held in our investment portfolio, at year-end 2015, other invested assets included $31 million of life policy loans and $36 million of private equity investments.

Our investment portfolio is further described below. Additional information about the composition of investments is included in Item 8, Note 2 of the Consolidated Financial Statements. A detailed listing of our portfolio is updated on our website, cinfin.com/investors, each quarter when we report our quarterly financial results.

Cincinnati Financial Corporation - 2015 10-K - Page 21

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

At December 31, 2015, our investment-grade and noninvestment-grade fixed-maturity securities represented 91.8 percent and 4.1 percent of the portfolio, respectively. The remaining 4.1 percent represented fixed-maturity securities that were not rated by Moody’s or Standard & Poor’s. Our nonrated securities include smaller municipal issues and private placement corporate securities. Many of these, although not rated by Moody’s or Standard & Poor’s, are rated by the NAIC’s Securities’ Valuation Office. Also included in this category are smaller public corporate securities, many of which carry a rating by an agency other than Moody’s or S&P, such as Fitch or Kroll.

Other selected attributes of the fixed-maturity portfolio are shown in the table below. Additional maturity periods and other information for our fixed-maturity portfolio are shown in Item 8, Note 2 of the Consolidated Financial Statements.

	At December 31,
	2015		2014
Weighted average yield-to-amortized cost	4.70%		4.76%
Weighted average maturity	6.9	yrs	6.4	yrs
Effective duration	4.7	yrs	4.4	yrs

The fair values of our taxable fixed-maturity securities portfolio at the end of the last two years were:

(Dollars in millions)	At December 31,
	2015	2014
Investment-grade corporate	$5,060	$5,208
States, municipalities and political subdivisions	314	313
Below investment-grade corporate	393	318
Commercial mortgage-backed	289	259
Government-sponsored enterprises	278	208
Foreign government	10	10
Convertibles and bonds with warrants attached	5	7
United States government	4	7
Total	$6,353	$6,330

While our strategy typically is to buy and hold fixed-maturity investments to maturity, we monitor credit profiles and fair value movements when determining holding periods for individual securities. With the exception of U.S. agency issues, no individual issuer's securities accounted for more than 0.9 percent of the taxable fixed-maturity portfolio at year-end 2015. Investment-grade corporate bonds had an average rating of Baa1 by Moody’s or BBB+ by Standard & Poor’s at year-end 2015. Most of the $314 million of securities issued by states, municipalities and political subdivisions included in our taxable fixed-maturity portfolio at the end of 2015 were Build America Bonds.

The investment-grade corporate bond portfolio is most heavily concentrated in financial-related sectors, representing 37.9 percent of fair value of this portfolio at year-end 2015. We believe our concentration is below the average for the corporate bond market as a whole. The real estate sector, including commercial mortgage-backed securities, accounted for 15.2 percent and the insurance sector accounted for 13.3 percent. No other sector exceeded 10 percent of our investment-grade corporate bond portfolio at year-end 2015.

At December 31, 2015, we had $3.297 billion of tax-exempt fixed-maturity securities with an average rating of Aa2/AA by Moody’s and Standard & Poor’s. The portfolio is well diversified among more than 1,400 municipal bond

Cincinnati Financial Corporation - 2015 10-K - Page 22

issues. No single municipal issuer accounted for more than 0.8 percent of the tax-exempt fixed-maturity portfolio at year-end 2015.

Equity Securities Investments
After covering both our intermediate and long-range insurance obligations with fixed-maturity investments, we historically have used some available cash flow to invest in equity securities. Our equity securities portfolio includes common stocks and nonredeemable preferred stocks. Investment in equity securities has played an important role in achieving our portfolio objectives and has contributed to portfolio appreciation. We remain committed to our long-term equity focus, which we believe is key to our company’s long-term growth and stability. We believe our strategy of primarily investing in a diversified selection of larger-capitalization, high-quality, dividend-increasing companies generally results in reduced volatility relative to the broader equity markets.

At year-end 2015, no holding had a fair value greater than 3.3 percent of our publicly traded common stock portfolio. JP Morgan Chase & Co. (NYSE:JPM) was our largest single common stock investment
, comprising 3.3 percent of our publicly traded common stock portfolio and 1.0 percent of the entire investment portfolio. The parent company holds 35.2 percent of our common stock holdings (measured by fair value). The distribution of the portfolio among industry sectors is shown in the table below.

Common Stock Portfolio Industry Sector Distribution

	Percent of publicly traded common stock portfolio
	At December 31, 2015		At December 31, 2014
	Cincinnati Financial	S&P 500 Industry Weightings	Cincinnati Financial	S&P 500 Industry Weightings
Sector:
Information technology	18.4%	20.7%	17.3%	19.8%
Financial	15.4	16.5	13.8	16.3
Industrials	14.0	10.0	14.3	10.3
Healthcare	12.2	15.1	11.9	14.7
Consumer staples	11.0	10.1	10.5	10.0
Consumer discretionary	10.6	12.9	10.2	12.1
Energy	7.7	6.5	10.5	8.0
Materials	4.9	2.8	5.5	3.2
Utilities	3.8	3.0	3.7	3.3
Telecomm services	2.0	2.4	2.3	2.3
Total	100.0%	100.0%	100.0%	100.0%

We evaluate nonredeemable preferred stocks in a manner similar to our evaluation of fixed-maturity investments, seeking attractive relative yields. We generally focus on investment-grade nonredeemable preferred stocks issued by companies with strong histories of paying common dividends, providing us with another layer of protection. When possible, we seek out nonredeemable preferred stocks that offer a dividend received deduction for income tax purposes. We purchased $65 million and sold $20 million in this portfolio in 2015. During 2014, we purchased $20 million and sold $2 million.

Other
We report as Other the noninvestment operations of the parent company and its noninsurer subsidiary CFC Investment Company. At year-end 2015, this subsidiary had $62 million in receivables related to its commercial leasing and financing services, compared with $75 million in receivables at year-end 2014.

Beginning in 2015, we also reported results of our reinsurance assumed operations, known as Cincinnati Re, that are conducted through The Cincinnati Insurance Company. At January 1, 2016, 16 reinsurance treaties arranged through our expanded reinsurance assumed operations were in effect, representing treaty-year net written premiums of approximately $50 million. The treaties and their exposure to losses are diverse in nature, including various lines of business and geographies for the reinsured risks. Some of our treaties reflect a type of contract commonly referred to as participating, typically sharing premiums and losses between the reinsured entity and us,

Cincinnati Financial Corporation - 2015 10-K - Page 23

as reinsurer, on a pro rata basis. Some are a contract type commonly referred to as excess of loss, where we indemnify the reinsured entity only for losses exceeding a predetermined amount. Exposure to losses from our reinsurance assumed treaties include catastrophic and terrorism events. The largest loss exposure to us among these treaties has an aggregate catastrophe treaty limit of up to $95 million per year.

We also continue to participate in two assumed reinsurance treaties with R.J. Kiln & Company Limited, a reinsurer that spreads its losses to its property book of business among many reinsurers. The exposure to loss is usually triggered as a result of very high catastrophe losses. Our loss exposure from a single event was $2 million each for the First Surplus and Second Surplus treaties, at the end of both 2015 and 2014.

Regulation
The business of insurance is primarily regulated by state law. All of our insurance company subsidiaries are domiciled in the state of Ohio except The Cincinnati Specialty Underwriters Insurance Company, which is domiciled in Delaware. Each insurance subsidiary is primarily governed by the insurance laws and regulations in its respective state of domicile. We also are subject to regulatory authorities of all states in which we write insurance. The state laws and regulations that have the most significant effect on our insurance operations and financial reporting are discussed below.

•
Insurance Holding Company Regulation – We are regulated as an insurance holding company system in the respective states of domicile of our primary standard market property casualty company subsidiary and its surplus lines and life insurance subsidiaries. These regulations require that we annually furnish financial and other information about the operations of the individual companies within the holding company system. Information about the risks posed by any noninsurance company subsidiaries must also be disclosed. All transactions within a holding company affecting insurers must be fair and equitable. Notice to the state insurance commissioner is required prior to the consummation of transactions affecting the ownership or control of an insurer and prior to certain material transactions between an insurer and any person or entity in its holding company group. In addition, some of those transactions cannot be consummated without the commissioner’s prior approval.

•
Subsidiary Dividends – The Cincinnati Insurance Company is fully owned by Cincinnati Financial Corporation. The dividend-paying capacity of The Cincinnati Insurance Company and its fully owned subsidiaries is regulated by the laws of the applicable state of domicile. Under these laws, our insurance subsidiaries must provide a 10-day advance informational notice to the insurance commissioner for the domiciliary state prior to payment of any dividend or distribution to its shareholders. Generally, the most our insurance subsidiary can pay without prior regulatory approval is the greater of 10 percent of statutory capital and surplus or 100 percent of statutory net income for the prior calendar year.

The insurance company subsidiaries must give 30 days of notice to, and obtain prior approval from, the state insurance commissioner before the payment of an extraordinary dividend as defined by the state’s insurance code. You can find information about the dividends paid by our insurance subsidiary in 2015 in Item 8, Note 9 of the Consolidated Financial Statements.

•
Insurance Operations – All of our insurance subsidiaries are subject to licensing and supervision by departments of insurance in the states in which they do business. The nature and extent of such regulations vary, but generally are rooted in statutes that delegate regulatory, supervisory and administrative powers to state insurance departments. Such regulations, supervision and administration of the insurance subsidiaries include: the standards of solvency that must be met and maintained; the licensing of insurers and their agents and brokers; the nature and limitations on investments; deposits of securities for the benefit of policyholders; regulation of standard market policy forms and premium rates; policy cancellations and nonrenewals; periodic examination of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of insurers or for other purposes; requirements regarding reserves for unearned premiums, losses and other matters; the nature of and limitations on dividends to policyholders and shareholders; the nature and extent of required participation in insurance guaranty funds; the involuntary assumption of hard-to-place or high-risk insurance business, primarily workers’ compensation insurance; and the collection, remittance and reporting of certain taxes and fees. Our primary insurance regulators have adopted the Model Audit Rule for annual statutory financial reporting. This regulation closely mirrors the Sarbanes-Oxley Act on matters such as auditor independence, corporate governance and internal controls over financial reporting. The regulation permits the audit committee of Cincinnati Financial Corporation’s board of directors to also serve as the audit committee of each of our insurance subsidiaries for purposes of this regulation.

Cincinnati Financial Corporation - 2015 10-K - Page 24

•
Insurance Guaranty Associations – For certain obligations of insolvent insurance companies to policyholders and claimants, states assess each member insurer in an amount relative to the insurer’s proportionate share of business written by all member insurers in the state. While the amount of such assessments has not been material in recent years, we cannot predict the amount and timing of any future assessments or refunds on our insurance subsidiaries under these laws.

•
Shared Market and Joint Underwriting Plans – Assigned risk plans, reinsurance facilities and joint underwriting associations are mechanisms that generally provide applicants with various basic insurance coverages when they are not available in voluntary markets. States can require participation based upon the amount of an insurance company’s voluntary market share, and underwriting results related to these pools could be adverse to our company.

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

•
Investment Regulation – Insurance company investments must comply with laws and regulations pertaining to the type, quality and concentration of investments. Such laws and regulations permit investments in federal, state and municipal obligations, corporate bonds, preferred and common equity securities, mortgage loans, real estate and certain other investments, subject to specified limits and other qualifications. At December 31, 2015, the company believed it was in compliance with these laws and regulations in all material respects.

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

Although the federal government and its regulatory agencies generally do not directly regulate the business of insurance, federal legislation and administrative rules adopted can affect our business. Privacy laws, such as the Gramm-Leach-Bliley Act, the Fair Credit Reporting Act and the Health Insurance Portability and Accounting Act (HIPAA) are the federal laws that most affect our day-to-day operations. These apply to us because we gather and use personal nonpublic information to underwrite insurance and process claims. We also are subject to other federal laws, such as the Terrorism Risk Insurance Act (TRIA), anti-money laundering statute (AML), the Nonadmitted and Reinsurance Reform Act (NRRA), and the rules and regulations of the Office of Foreign Assets Control (OFAC).

Title V of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank) created the Federal Insurance Office to monitor the insurance industry and gather information to identify issues or gaps in the regulation of insurers that could contribute to a systemic crisis in the insurance industry that affects the United States’ financial system and to recommend to the Financial Stability Oversight Council that it designate an insurer as a systemically significant entity requiring additional supervision by the Federal Reserve Board. We do not expect Dodd-Frank to result in federal oversight of our operations as a systemically significant entity.

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

Cincinnati Financial Corporation - 2015 10-K - Page 25

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

We continue to study emerging risks, including climate-change risk and its potential financial effects on our results of operation and on those we insure. These effects include deterioration in the credit quality of our municipal or corporate bond portfolios and increased losses without sufficient corresponding increases in premiums. As with any risk, we seek to identify the extent of the risk exposure and possible actions to mitigate potential negative effects of risk at an enterprise level.

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

We rely primarily on independent insurance agents to distribute our products.
We market our main products, insurance policies for businesses and individuals, through independent, nonexclusive insurance agents. These agents are not obligated to promote our products and can and do sell our competitors’ products. We must offer insurance products that meet the needs of these agents and their clients. We need to maintain good relationships with the agents that market our products. If we do not, these agents may market our competitors’ products instead of ours, which may lead to us having a less desirable mix of business and could affect our results of operations.

In addition to insurance policies for businesses and individuals, a relatively small part of our business is reinsuring policies written by other insurance companies. Reinsurance assumed is marketed through reinsurance intermediaries and is generally not offered by the typical independent agents who market our insurance policies.

Certain events or conditions could diminish our agents’ desire to produce business for us and the competitive advantage that our independent agents enjoy, including:

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

Cincinnati Financial Corporation - 2015 10-K - Page 26

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
In the normal course of our business, both in our insurance and reinsurance operations, we provide coverage against perils for which estimates of losses are highly uncertain, in particular catastrophic and terrorism events. Catastrophes can be man-made or caused by natural perils. Man-made catastrophes to which we may be exposed include, but are not limited to, industrial accidents, terrorist attacks, social unrest and riot. Natural peril catastrophe events to which we may be exposed include, but are not limited to, hurricanes, tornadoes, windstorms, earthquakes, landslides, hailstorms, flooding, severe winter weather and wildfires. Due to the nature of these events, we are unable to predict precisely the frequency or potential cost of catastrophe occurrences. Various scientists and other experts believe that changing climate conditions have added to the unpredictability, frequency and severity of such natural disasters in certain parts of the world and have created additional uncertainty as to future trends and exposures. We cannot predict the impact that changing climate conditions may have on our results of operations nor can we predict how any legal, regulatory or social responses to concerns about climate change may impact our business. Additionally, man-made events, such as hydraulic fracturing, could cause damage from earth movement or create environmental and/or health hazards.

The extent of losses from a catastrophe is a function of both the total amount of insured and reinsured exposure in the area affected by the event and the severity of the event. Our ability to appropriately manage catastrophe risk depends partially on catastrophe models, which may be affected by inaccurate or incomplete data, the uncertainty of the frequency and severity of future events and the uncertain impact of climate change. Additionally, these models are recalibrated and changed over time, with more data availability and changing opinions regarding the effect of current or emerging loss patterns and conditions. Please see Item 7, Liquidity and Capital Resources, 2016 Reinsurance Programs, for a discussion of modeled losses considered in evaluating our risk mitigation strategy, which includes our ceded reinsurance program.

Cincinnati Financial Corporation - 2015 10-K - Page 27

The geographic regions in which we market insurance and reinsurance are exposed to numerous natural catastrophes, such as:

•	Hurricanes in the gulf, eastern and southeastern coastal regions.

•
Earthquakes in many regions, most particularly in the New Madrid fault zone, which lies within the central Mississippi valley, extending from northeast Arkansas through southeast Missouri, western Tennessee and western Kentucky to southern Illinois, southern Indiana and parts of Ohio.

•	Tornado, wind and hail in the Midwest, South, Southeast, Southwest and the mid-Atlantic.

•	Wildfires in the West.

•	On a worldwide basis, in the event of a severe catastrophic event or terrorist attack we may be exposed to material losses through our reinsurance assumed operations.

The occurrence of terrorist attacks in the geographic areas we serve could result in substantially higher claims under our insurance policies than we have anticipated. While our insurance policies provide terrorism risk in all areas we serve, we have identified our major terrorism exposure geographically as general commercial risks in the Tier 1 cities of metropolitan Chicago area, and to a much lesser degree, New York, Dallas, Washington D.C., Houston and Los Angeles. We have a greater amount of business in less hazardous Tier 2 cities such as Atlanta, Phoenix-Mesa, Minneapolis, Cleveland, St. Louis, Denver, Tampa-St. Petersburg, Pittsburgh and Cincinnati. We have exposure to small co-op utilities, water utilities, wholesale fuel distributors, small shopping malls and small colleges throughout our 39 active states and, because of the number of associates located there, our Fairfield, Ohio, headquarters. Additionally, our life insurance subsidiary could be adversely affected in the event of a terrorist event or an epidemic such as the avian or swine flu, particularly if the epidemic were to affect a broad range of the population beyond just the very young or the very old. Our associate health plan is self-funded and could similarly be affected.

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

The Cincinnati Insurance Company is expanding in the area of assumed reinsurance and has hired a number of individuals to build a professional reinsurance operation. Business written includes treaties that provide coverage for property catastrophe and terrorism events on a worldwide basis. The largest loss exposure to us among these treaties has an aggregate catastrophe treaty limit of up to $95 million per year. If there is a high frequency of large property catastrophe or terrorism events, or a single extreme event, during the coverage period of these treaties, our financial position and results of operations could be materially affected.

Additionally, the companies we invest in might be severely affected by a severe catastrophic event or terrorist attack, which could affect our financial condition and results of operations. Our reinsurers might experience significant losses, potentially jeopardizing their ability to pay losses we cede to them. It could also reduce the availability of reinsurance. If we cannot obtain adequate coverage at a reasonable cost, it could constrain where we can write business or reduce the amount of business we can write in certain areas. We also may be exposed to state guaranty fund assessments if other carriers in a state cannot meet their obligations to policyholders. A catastrophe or epidemic event also could affect our operations by damaging our headquarters facility, injuring associates and visitors at our Fairfield, Ohio, headquarters or disrupting our associates’ ability to perform their assigned tasks.

Cincinnati Financial Corporation - 2015 10-K - Page 28

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

For fixed-maturity investments such as bonds, which represented 67.3 percent of the fair value of our investment portfolio at the end of 2015, the inverse relationship between interest rates and bond prices leads to falling bond values during periods of increasing interest rates. A significant increase in the general level of interest rates could have an adverse effect on our shareholders’ equity.

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

At year-end 2015, common stock holdings made up 31.2 percent of our investment portfolio. Adverse news or events affecting the global or U.S. economy or the equity markets could affect our net income, book value and overall results, as well as our ability to pay our common stock dividend. See Item 7, Investments Results, and Item 7A, Quantitative and Qualitative Disclosures About Market Risk, for a discussion of our investment activities.

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

Cincinnati Financial Corporation - 2015 10-K - Page 29

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

To properly price our products, we must collect, properly analyze and use data to make decisions and take appropriate action; the data must be sufficient, reliable and accessible; we need to develop appropriate rating methodologies and formulae; and we may need to identify and respond to trends quickly. We may overestimate or underestimate loss cost trends or these trends may unexpectedly change, leading to losing business by pricing risks above our competitors or charging rates too low to maintain profitability. Inflation trends, especially outside of historical norms, may make it more difficult to determine adequate pricing. If rates are not accurate, we may not generate enough premiums to offset losses and expenses, or we may not be competitive in the marketplace.

Our ability to set appropriate rates could be hampered if states where we write business refuse to allow rate increases that we believe are necessary to cover the risks insured or no longer allow us to use factors that we believe are predictive of loss, such as credit-based factors. At least one state requires us to purchase reinsurance from a mandatory reinsurance fund. Such reinsurance funds can create a credit risk for insurers if not adequately funded by the state and, in some cases, the existence of a reinsurance fund could affect the prices charged for our policies. The effect of these and similar arrangements could reduce our profitability in any given period or limit our ability to grow our business.

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

We compete with major U.S., Bermuda, European, and other international insurers and reinsurers and with underwriting syndicates, some of which have greater financial, marketing and management resources than we do. Recent industry consolidation, including business combinations among insurance and other financial services companies, has resulted in larger competitors with even greater financial resources. We also compete with new companies that continue to enter the insurance and reinsurance markets. In addition, capital market participants have created alternative products that are intended to compete with reinsurance products that we sell in our reinsurance assumed operations. Increased competition could result in fewer submissions, lower premium rates, and less favorable policy terms and conditions, which could reduce our underwriting margins and have a material adverse effect on our results of operations and financial condition.

Cincinnati Financial Corporation - 2015 10-K - Page 30

If our pricing was incorrect or we were unable to compete effectively because of one or more of these factors, our premium writings could decline and our results of operations and financial condition could be materially adversely affected. Large competitors could intentionally disrupt the market by targeting certain lines or underpricing the market.

Please see the discussion of our Commercial Lines, Personal Lines, Excess and Surplus Lines and Life Insurance Segments in Item 1, Our Segments, for a discussion of our competitive position in the insurance marketplace.

Our pricing and capital models could be flawed.
We use various predictive pricing models, stochastic models and/or forecasting techniques to help us understand our business, analyze risk and estimate future trends. The output of these models is used to assist us in making underwriting, pricing, reinsurance, reserving and capital decisions and helps us set our strategic direction. These models contain numerous assumptions, including the assumption that the data used is sufficient and accurate. They are also subject to uncertainties and limitations inherent in any statistical analysis. Actual results may be materially different from modeled output, resulting in pricing our products incorrectly, overestimating or underestimating reserves, or inaccurately forecasting the impact of modeled events on our results. This could materially adversely impact the results of our operations.

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

Unforeseen losses, the type and magnitude of which we cannot predict, may emerge. These additional losses could arise from changes in the legal environment, laws and regulations, climate change, catastrophic events, increases in loss severity or frequency, environmental claims, mass torts or other causes. Such future losses could be substantial. Inflationary scenarios may cause the cost of claims, especially medical claims, to rise, impacting reserve adequacy and our results of operations.

In addition to the risks stated above, reinsurance assumed reserves are subject to uncertainty because a reinsurer relies on the original underwriting decisions made by ceding companies. As a result, we are subject to the risk that our ceding companies may not have adequately evaluated the risks reinsured by us and the premiums ceded may not adequately compensate us for the risks we assume. In addition, there is generally a longer lapse of time from the occurrence of the event to the reporting of the loss or benefit to the reinsurer and ultimate resolution or settlement of the loss.

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

Cincinnati Financial Corporation - 2015 10-K - Page 31

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

Please see Item 7, Liquidity and Capital Resources, 2016 Reinsurance Ceded Programs, for a discussion of selected reinsurance transactions.

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

Cincinnati Financial Corporation - 2015 10-K - Page 32

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

Federal laws and regulations and the influence of international laws and regulations, including those that may be enacted in the wake of the financial and credit crises, may have adverse effects on our business, potentially including a change from a state-based system of regulation to a system of federal regulation, the repeal of the McCarran Ferguson Act, and/or measures under the Dodd-Frank Act that establish the Federal Insurance Office and provide for a determination that a nonbank financial company presents systemic risk and therefore should be subject to heightened supervision by the Federal Reserve Board. It is not known how this federal office will coordinate and interact with the NAIC and state insurance regulators. Adoption or implementation of any of these measures may restrict our ability to conduct our insurance business, govern our corporate affairs or increase our cost of doing business. Implementation of the Affordable Care Act (ACA) may affect the ability of the company to grow profitably.

The effects of such changes could adversely affect our results of operations. Please see Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves and Life Insurance Policy Reserves, for a discussion of our reserving practices.

Managing technology initiatives and meeting data security requirements are significant challenges.
While technology can streamline many business processes and ultimately reduce the costs of operations, technology initiatives present short-term cost and also have implementation and operational risks. In addition, we may have inaccurate expense projections, implementation schedules or expectations regarding the effectiveness and user acceptance of the end product. These issues could escalate over time. If we were unable to find and retain associates with key technical knowledge, our ability to develop and deploy key technology solutions could be hampered.

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

While we take commercially reasonable measures to keep our systems and data secure, it is difficult or impossible to defend against every risk being posed by changing technologies as well as criminals intent on committing cybercrime. Increasing sophistication of cyber criminals and terrorists make keeping up with new threats difficult and could result in a breach. Patching and other measures to protect existing systems and servers could be inadequate, especially on systems that are being retired. Controls employed by our U.S., off-shore and cloud vendors could prove inadequate. We could also experience a breach by intentional or negligent conduct on the part of associates or other internal sources. Our systems and those of our third-party vendors may become vulnerable to damage or disruption due to circumstances beyond our or their control, such as from catastrophic events, power anomalies or outages, natural disasters, network failures, and viruses and malware.

A breach of our security or the security of a vendor that results in unauthorized access to our data could expose us to a disruption or challenges relating to our daily operations as well as to data loss, litigation, damages, fines and penalties, significant increases in compliance costs and reputational damage.

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

Cincinnati Financial Corporation - 2015 10-K - Page 33

Dividends received from our insurance subsidiary are restricted by the insurance laws of Ohio, its domiciliary state. These laws establish minimum solvency and liquidity thresholds and limits. In 2016, the maximum dividend that may be paid without prior regulatory approval is limited to the greater of 10 percent of statutory capital and surplus or 100 percent of statutory net income for the prior calendar year, up to the amount of statutory unassigned capital and surplus as of the end of the prior calendar year. Dividends exceeding these limitations may be paid only with prior approval of the Ohio Department of Insurance. We might not be able to receive dividends from our insurance subsidiary, or we might not receive dividends in the amounts necessary to meet our debt obligations or to pay dividends on our common stock without liquidating securities. This could affect our financial position.

Please see Item 1, Regulation, and Item 8, Note 9 of the Consolidated Financial Statements, for a discussion of insurance holding company dividend regulations.

Cincinnati Financial Corporation - 2015 10-K - Page 34

ITEM 1B.    Unresolved Staff Comments
None

ITEM 2.    Properties
Cincinnati Financial Corporation owns our headquarters building located on 100 acres of land in Fairfield, Ohio. This building has 1,508,200 square feet of total space. The property, including land, is carried in our financial statements at $134 million at December 31, 2015, and is classified as land, building and equipment, net, for company use. John J. & Thomas R. Schiff & Co. Inc., a related party, occupies 6,750 square feet (less than 1 percent). This property is used by all segments reported in the Consolidated Financial Statements and accompanying Notes.

Cincinnati Financial Corporation owns Gilmore Pointe, located on the northwest corner of our headquarters property. This four-story building contains approximately 103,000 square feet of usable space. The property is carried in the financial statements at $5 million at December 31, 2015, and is classified as land, building and equipment, net, for company use. Unaffiliated tenants occupied 7 percent of the usable square footage at year end December 31, 2015. This property is used by all segments reported in the Consolidated Financial Statements and accompanying Notes. On January 25, 2016, the company entered into a leasing agreement with a new tenant that will be leasing 61,000 square feet of usable space beginning during the third quarter of 2016. Once the new tenant takes occupancy, 66 percent of the usable square footage will be occupied by unaffiliated tenants.

The Cincinnati Insurance Company owns the CFC Winton Center used for business continuity, with approximately 48,000 square feet of total space, located approximately six miles from our headquarters. The property, including land, is carried on our financial statements at $9 million at December 31, 2015, and is classified as land, building and equipment, net, for company use. This property is used by all segments reported in the Consolidated Financial Statements and accompanying Notes.

ITEM 3.    Legal Proceedings
Neither the company nor any of our subsidiaries is involved in any material litigation other than ordinary, routine litigation incidental to the nature of its business.

ITEM 4.    Mine Safety Disclosures
This item is not applicable to the company.

Cincinnati Financial Corporation - 2015 10-K - Page 35

Part II

ITEM 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Cincinnati Financial Corporation had approximately 71,500 shareholders of record as of December 31, 2015. While approximately 13,000 shareholders are registered, the majority of shareholders are beneficial owners whose shares are held in “street name” by brokers and institutional accounts. We believe many of our independent agent representatives and most of the 4,493 associates of our subsidiaries own the company’s common stock.

Our common shares are traded under the symbol CINF on Nasdaq.

(Source: Nasdaq Global Select Market)	2015				2014
Quarter:	1st	2nd	3rd	4th	1st	2nd	3rd	4th
High	$54.92	$54.25	$56.94	$61.59	$52.19	$49.73	$48.86	$55.35
Low	50.12	49.74	49.72	52.63	44.90	47.00	45.69	45.09
Period-end close	53.28	50.18	53.80	59.17	48.66	48.04	47.05	51.83
Cash dividends declared	0.46	0.46	0.46	0.92	0.44	0.44	0.44	0.44

We discuss the factors that affect our ability to pay cash dividends and repurchase shares in Item 7, Liquidity and Capital Resources. Regulatory restrictions on dividends our insurance subsidiary can pay to the parent company are discussed in Item 8, Note 9 of the Consolidated Financial Statements.

The following summarizes securities authorized for issuance under our equity compensation plans as of December 31, 2015:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights at December 31, 2015	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)) at December 31, 2015
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,872,021	$39.78	4,697,091
Equity compensation plans not approved by security holders	—	—	—
Total	3,872,021	$39.78	4,697,091

The number of securities remaining available for future issuance assumes performance-based awards are issued at the target-level performance level and includes: 4,095,307 shares available for issuance under the Cincinnati Financial Corporation 2012 Stock Compensation Plan (the 2012 Plan), 444,707 shares available for issuance under the Cincinnati Financial Corporation 2006 Stock Compensation Plan (the 2006 Plan), and 157,077 shares available for issuance of share grants under the Director’s Stock Plan of 2009. Both the 2012 Plan and 2006 Plan allow for issuance of stock options, service-based or performance-based restricted stock units, stock appreciation rights or other equity-based grants. Awards other than stock options and stock appreciation rights granted from the 2012 and 2006 plans are counted as three shares against the plan for each one share of common stock actually issued. Additional information about share-based associate compensation granted under our equity compensation plans is available in Item 8, Note 17 of the Consolidated Financial Statements.

Cincinnati Financial Corporation - 2015 10-K - Page 36

The following summarizes shares purchased under our repurchase programs:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1-31, 2015	—	—	—	5,099,493
February 1-28, 2015	—	—	—	5,099,493
March 1-31, 2015	—	—	—	5,099,493
April 1-30, 2015	100,000	$50.69	100,000	4,999,493
May 1-31, 2015	300,000	50.98	300,000	4,699,493
June 1-30, 2015	—	—	—	4,699,493
July 1-31, 2015	—	—	—	4,699,493
August 1-31, 2015	300,000	51.83	300,000	4,399,493
September 1-30, 2015	100,000	51.47	100,000	4,299,493
October 1-31, 2015	—	—	—	4,299,493
November 1-30, 2015	—	—	—	4,299,493
December 1-31, 2015	200,000	60.11	200,000	4,099,493
Totals	1,000,000	53.08	1,000,000

We did not sell any of our shares that were not registered under the Securities Act during 2015. The board of directors has authorized share repurchases since 1996. Purchases are expected to be made generally through open market transactions. The board gives management discretion to purchase shares at reasonable prices in light of circumstances at the time of purchase, subject to SEC regulations. On October 24, 2007, the board of directors expanded the repurchase authorization to approximately 13 million shares. We have 4,099,493 shares available for purchase under our programs at December 31, 2015.

Cincinnati Financial Corporation - 2015 10-K - Page 37

Cumulative Total Return
As depicted in the graph below, the five-year total return on a $100 investment made December 31, 2010, assuming the reinvestment of all dividends, was 130.1 percent for Cincinnati Financial Corporation’s common stock compared with 110.3 percent for the Standard & Poor’s Composite 1500 Property & Casualty Insurance Index and 80.8 percent for the Standard & Poor’s 500 Index.

The Standard & Poor’s Composite 1500 Property & Casualty Insurance Index included 26 companies at year-end 2015: Ace Limited, The Allstate Corporation, Amerisafe Inc., Aspen Insurance Holdings Limited, W. R. Berkley Corporation, The Chubb Corporation, Cincinnati Financial Corporation, Employers Holdings Inc., First American Financial Corporation, The Hanover Insurance Group Inc., HCI Group Inc., Infinity Property and Casualty Corporation, Mercury General Corporation, The Navigators Group Inc., Old Republic International Corporation, ProAssurance Corporation, The Progressive Corporation, RLI Corp., Safety Insurance Group Inc., Selective Insurance Group Inc., Stewart Information Services Corporation, The Travelers Companies Inc., United Fire & Casualty Company, United Insurance Holdings Corporation, Universal Insurance Holdings Inc. and XL Group Public Limited Company.

The Standard & Poor’s 500 Index includes a representative sample of 500 leading companies in a cross section of industries of the U.S. economy. Although this index focuses on the large capitalization segment of the market, it is widely viewed as a proxy for the total market.

Comparison of Five-Year Cumulative Total Return*
*$100 invested on December 31, 2010, in stock or index, including reinvestment of dividends.
 Fiscal year ending December 31.

Cincinnati Financial Corporation - 2015 10-K - Page 38

ITEM 6.    Selected Financial Data

(In millions except per share data and shares outstanding in thousands)	Years ended December 31,
	2015	2014	2013	2012	2011
Consolidated Income Statement Data
Earned premiums	$4,480	$4,243	$3,902	$3,522	$3,194
Investment income, net of expenses	572	549	529	531	525
Realized investment gains, net*	70	133	83	42	70
Total revenues	5,142	4,945	4,531	4,111	3,803
Net income	634	525	517	421	164
Net income per common share:
Basic	$3.87	$3.21	$3.16	$2.59	$1.01
Diluted	3.83	3.18	3.12	2.57	1.01
Cash dividends per common share:
Ordinary declared	1.84	1.76	1.655	1.62	1.605
Ordinary paid	1.82	1.74	1.6425	1.615	1.6025
Special declared and paid	0.46	—	—	—	—
Diluted weighted average shares outstanding	165.6	165.1	165.4	163.7	163.3
Consolidated Balance Sheet Data
Total investments	$14,423	$14,386	$13,564	$12,534	$11,801
Net unrealized investment portfolio gains	2,094	2,719	2,335	1,875	1,489
Deferred policy acquisition costs	616	578	565	470	477
Total assets	18,888	18,748	17,657	16,543	15,630
Gross loss and loss expense reserves	4,718	4,485	4,311	4,230	4,339
Life policy and investment contract reserves	2,583	2,497	2,390	2,295	2,214
Long-term debt	786	786	785	785	785
Shareholders' equity	6,427	6,573	6,070	5,453	5,033
Book value per share	39.20	40.14	37.21	33.48	31.03
Shares outstanding	163,944	163,747	163,109	162,874	162,186
Value creation ratio	3.4%	12.6%	16.1%	12.6%	6.0%
Consolidated Property Casualty Operations Data
Earned premiums	$4,271	$4,045	$3,713	$3,344	$3,029
Unearned premiums	2,200	2,081	1,970	1,790	1,631
Gross loss and loss expense reserves	4,660	4,438	4,241	4,169	4,280
Investment income, net of expenses	368	358	348	351	350
Loss and loss expense ratio	60.2%	65.0%	61.9%	63.9%	77.0%
Underwriting expense ratio	30.9	30.6	31.9	32.2	32.3
Combined ratio	91.1%	95.6%	93.8%	96.1%	109.3%

We retrospectively adopted ASU 2015-15, Interest-Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, as of December 31, 2015. All prior year information has been restated.

On January 1, 2012, we retrospectively adopted ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. All prior year information has been restated.

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

Cincinnati Financial Corporation - 2015 10-K - Page 39

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

Through The Cincinnati Insurance Company, Cincinnati Financial Corporation is one of the 25 largest property casualty insurers in the nation, based on net written premium volume for the first nine months of 2015, among approximately 2,000 U.S. stock and mutual insurer groups. We market our insurance products through a select group of independent insurance agencies in 39 states as discussed in Item 1, Our Business and Our Strategy.

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

Executive Summary
Our value creation ratio, defined above, is our primary performance target. VCR trends are shown in the table below.

	One year	Three-year % average	Five-year % average
Value creation ratio:
As of December 31, 2015	3.4%	10.7%	10.1%
As of December 31, 2014	12.6	13.8	11.7
As of December 31, 2013	16.1	11.6	13.1

For the period 2013 through 2017, we are targeting an annual value creation ratio averaging 10 percent to 13 percent. We were below that range for 2015, but within it for the three-year and five-year periods that ended in December 2015. For the period 2009 through 2012, our annual value creation ratio averaged 12.4 percent, within the 12 percent to 15 percent five-year target range established in early 2009, soon after the U.S. credit crisis. For several years following the credit crisis, interest rates generally declined and credit spreads tightened, increasing the contribution of valuation gains from our fixed-maturity securities to the VCR. Those gains contributed between 2 percent and 3 percent annually to VCR during 2010 through 2012. Although a similar contribution was

Cincinnati Financial Corporation - 2015 10-K - Page 40

not expected to occur in the subsequent five-year period, as indicated by a significant negative effect in both 2013 and 2015, management continues to believe the company will continue to produce strong underwriting results.

The next two tables show the primary components of our value creation ratio, first on a percentage basis and then on a per-outstanding-share basis. Analysis of the components aids understanding of our financial performance. Our financial results are further analyzed in the Corporate Financial Highlights section below.

	Years ended December 31,
	2015	2014	2013
Value creation ratio major components:
Net income before net realized gains	8.9%	7.2%	8.5%
Change in fixed-maturity securities, realized and unrealized gains	(2.6)	1.2	(4.5)
Change in equity securities, realized and unrealized gains	(2.9)	4.3	10.9
Other	0.0	(0.1)	1.2
Value creation ratio	3.4%	12.6%	16.1%

The 2015 value creation ratio included strong operating results as its primary contributor, offsetting negative contributions from both our fixed-maturity and equity securities investment portfolios due to a decline in market valuations for much of the year. The 2014 contribution from operating results was 1.3 percentage points lower than in 2013, while the contribution from realized gains plus the change in unrealized gains from our investment portfolios in aggregate was 0.9 points lower. The 2013 VCR included very favorable contributions from both operating results and a rising valuation for our equity securities investment portfolio, partially offset by an unfavorable valuation effect from our fixed-maturity securities portfolio. It also benefited from other items that affected book value per share, primarily a contribution from updated valuations and related assumptions for our employee benefit pension plan, while that effect in 2014 and 2015 was minimal.

(Dollars are per share)	Years ended December 31,
	2015	2014	2013
Book value change per share:
End of period book value	$39.20	$40.14	$37.21
Less beginning of period book value	40.14	37.21	33.48
Change in book value	$(0.94)	$2.93	$3.73

Change in book value:
Net income before realized gains	$3.59	$2.69	$2.84
Change in fixed-maturity securities, realized and unrealized gains	(1.04)	0.43	(1.50)
Change in equity securities, realized and unrealized gains	(1.16)	1.61	3.64
Dividend declared to shareholders	(2.30)	(1.76)	(1.66)
Other	(0.03)	(0.04)	0.41
Change in book value	$(0.94)	$2.93	$3.73

We believe our value creation ratio, a non-GAAP measure, is a useful supplement to GAAP information. With the continuation of economic and market uncertainty in recent years, the long-term nature of this measure provides a meaningful measure of our long-term progress in creating shareholder value. A reconciliation of this non-GAAP measure to comparable GAAP measures is shown in the table below.

Cincinnati Financial Corporation - 2015 10-K - Page 41

(Dollars are per share)	Years ended December 31,
	2015	2014	2013
Value creation ratio:
End of year book value	$39.20	$40.14	$37.21
Less beginning of year book value	40.14	37.21	33.48
Change in book value	(0.94)	2.93	3.73
Dividend declared to shareholders	2.30	1.76	1.655
Total value creation	$1.36	$4.69	$5.385

Value creation ratio from change in book value*	(2.3)%	7.9%	11.1%
Value creation ratio from dividends declared to shareholders**	5.7	4.7	5.0
Value creation ratio	3.4%	12.6%	16.1%

  * Change in book value divided by the beginning of year book value
** Dividend declared to shareholders divided by beginning of year book value

When looking at our longer-term objectives, we see three primary performance drivers for our value creation ratio:

•
Premium growth – We believe over any five-year period our agency relationships and initiatives can lead to a property casualty written premium growth rate that exceeds the industry average. The compound annual growth rate of our net written premiums was 8.0 percent over the five-year period 2011 through 2015, approximately double the 3.8 percent estimated growth rate for the property casualty insurance industry. The industry’s growth rate excludes its mortgage and financial guaranty lines of business. In late 2011, we established a long-term target for profitable premium growth of our property casualty and life insurance segments in aggregate. In 2015, our direct written premiums totaled $4.739 billion, less than the target of $5 billion.

•
Combined ratio – We believe our underwriting philosophy and initiatives can drive performance to achieve our underwriting profitability target of a GAAP combined ratio over any five-year period that consistently averages within the range of 95 percent to 100 percent. Our GAAP combined ratio averaged 97.2 percent over the five-year period 2011 through 2015. Performance as measured by the combined ratio is discussed in Consolidated Property Casualty Insurance Results. Our statutory combined ratio averaged 96.5 percent over the five-year period 2011 through 2015 compared with an estimated 100.2 percent for the property casualty industry. The industry’s ratio again excludes its mortgage and financial guaranty lines of business.

•
Investment contribution – We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year total return of the Standard & Poor’s 500 Index.

◦
Investment income growth, on a pretax basis, had a compound annual growth rate of 2.0 percent over the five-year period 2011 through 2015. It has grown every year since 2009, except for 2013 with its slight decrease of less than 1 percent.

◦
Over the five years ended December 31, 2015, our equity portfolio compound annual total return was 10.9 percent compared with a compound annual total return of 12.6 percent for the Index. Our equity portfolio favors larger-capitalization, high-quality, dividend growing stocks with a value orientation. In recent years, returns for this type of stocks have generally lagged the broader market. For the year 2015, our annual equity portfolio total return was negative 3.6 percent, compared with positive 1.4 percent for the Index.

The board of directors is committed to rewarding shareholders directly through cash dividends and share repurchase authorizations. Through 2015, the company has increased the annual cash dividend rate for 55 consecutive years, a record we believe is matched by only eight other publicly traded U.S. companies. In addition to regular dividends, excellent company performance provided the opportunity to further reward shareholders and was the main driver of a special dividend paid in December 2015. The board regularly evaluates relevant factors in dividend-related decisions, and the 2015 increase to the regular dividend and the special dividend reflected confidence in our strong capital, liquidity and financial flexibility, as well as progress through our initiatives to improve earnings performance while growing insurance premium revenues. We discuss our financial position in more detail in Liquidity and Capital Resources.

Cincinnati Financial Corporation - 2015 10-K - Page 42

Corporate Financial Highlights
In addition to the value creation ratio discussion and analysis in the Executive Summary, we further analyze our financial results in the sections below.

Balance Sheet Data

(Dollars in millions except share data)	At December 31,	At December 31,
	2015	2014
Balance sheet data:
Total investments	$14,423	$14,386
Total assets	18,888	18,748
Short-term debt	35	49
Long-term debt	786	786
Shareholders' equity	6,427	6,573
Book value per share	39.20	40.14
Debt-to-total-capital ratio	11.3%	11.3%

Total investments rose by less than 1 percent during 2015 on a fair value basis, with a net decline in our securities portfolio valuation that nearly offset the 6 percent increase in its cost basis. Entering 2016, we believe the portfolio continues to be well diversified and is well positioned to withstand short-term fluctuations. We discuss our investment strategy in Item 1, Investments Segment, and results for the segment in Investments Results. Total assets also rose less than 1 percent. Shareholders’ equity and book value per share each decreased by 2 percent, for reasons discussed in the preceding Executive Summary.

The amount of our debt obligations decreased by $14 million in 2015, compared with 2014. Our 11.3 percent ratio of debt to total capital (debt plus shareholders’ equity) at year-end 2015 matched the prior-year ratio and remained comfortably within our target range.

Income Statement and Per Share Data

(Dollars in millions except per share data)	Years ended December 31,			2015-2014	2014-2013
	2015	2014	2013	Change %	Change %
Net income and comprehensive income data:
Earned premiums	$4,480	$4,243	$3,902	6	9
Investment income, net of expenses (pretax)	572	549	529	4	4
Realized investment gains, net (pretax)	70	133	83	(47)	60
Total revenues	5,142	4,945	4,531	4	9
Net income	634	525	517	21	2
Comprehensive income	234	765	892	(69)	(14)
Net income per share - diluted	3.83	3.18	3.12	20	2
Cash dividends declared per share	2.30	1.76	1.655	31	6
Diluted weighted average shares outstanding	165.6	165.1	165.4	0	0

Net income in 2015 rose $109 million or 21 percent compared with 2014, due primarily to an increase in property casualty underwriting income of $130 million after taxes, including $28 million from lower catastrophe losses and $20 million from lower noncatastrophe weather losses described below in Consolidated Property Casualty Insurance Results. In 2015, after-tax net realized investment gains were $40 million less than in 2014 while investment income rose $18 million after taxes.

Net income increased $8 million in 2014, compared with 2013, reflecting the after-tax net effect of two major contributing items: a $31 million increase in net realized investment gains, offset by a $31 million reduction in property casualty underwriting results.

Cincinnati Financial Corporation - 2015 10-K - Page 43

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

Dividend income rose 9 percent in 2015 while interest income rose 3 percent, driving a net increase in pretax investment income of $23 million, or 4 percent. In addition to a larger common stock portfolio generating more dividend income in recent years, higher average dividend payment rates also contributed to income growth. Our investment operation’s performance is discussed further in Investments Results.

Contribution from Insurance Operations

(Dollars in millions)	Years ended December 31,			2015-2014	2014-2013
	2015	2014	2013	Change %	Change %
Consolidated property casualty data:
Net written premiums	$4,361	$4,143	$3,893	5	6
Earned premiums	4,271	4,045	3,713	6	9
Underwriting profit	386	186	233	108	(20)

				Pt. Change	Pt. Change
GAAP combined ratio	91.1%	95.6%	93.8%	(4.5)	1.8
Statutory combined ratio	90.6	95.1	92.8	(4.5)	2.3
Written premium to statutory surplus	1.0	0.9	0.9	0.1	0.0

Property casualty net written premiums grew 5 percent in 2015 and earned premiums grew 6 percent, reflecting average renewal price increases, a higher level of insured exposures and premium growth initiatives. That growth lagged the trend experienced in 2014, largely due to price increases that averaged a lower rate than in 2014. Trends and related factors are discussed in Commercial Lines, Personal Lines and Excess and Surplus Lines Insurance Results, respectively.

Our property casualty insurance operations generated significant underwriting profits for each of the three years ending in 2015. The $200 million increase in 2015, compared with 2014, included a $43 million decrease in losses from natural catastrophe events and $31 million decrease in other weather-related losses. The $47 million decrease in 2014, compared with 2013, included a $32 million increase in losses from natural catastrophe events and $52 million increase in other weather-related losses.

We measure property casualty underwriting profitability primarily by the combined ratio. Our combined ratio measures the percentage of each earned premium dollar spent on claims plus all expenses related to our property casualty operations, all on a pretax basis. A lower ratio indicates more favorable results and better underlying performance. A ratio below 100 percent represents an underwriting profit. Initiatives to improve our combined ratio are discussed in Item 1, Our Business and Our Strategy, Strategic Initiatives. In 2015, 2014 and 2013, favorable development on reserves for claims that occurred in prior accident years helped offset other incurred losses and loss expenses. Reserve development is discussed further in Property Casualty Loss and Loss Expense Obligations and Reserves. Losses from weather-related catastrophes are another important item influencing the combined ratio and are discussed along with other factors in Financial Results for our property casualty business and related segments.

Our life insurance segment reported a $2 million loss in 2015 and a $5 million loss in 2014. We discuss results for the segment in Life Insurance Results. Most of this segment’s investment income is included in our investments segment results. In addition to investment income, realized investment gains from the life insurance investment portfolio are also included in our investments segment results.

Cincinnati Financial Corporation - 2015 10-K - Page 44

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

•
Manage insurance profitability – Implementation of these initiatives is intended to enhance underwriting expertise and knowledge, thereby increasing our ability to manage our business while also gaining efficiency. Better profit margins can arise from additional information and more focused action on underperforming product lines, plus pricing capabilities we are expanding through the use of technology and analytics. In addition to enhancing company efficiency, improving internal processes also supports the ability of the independent agencies that represent us to grow profitably by allowing them to serve clients faster and to more efficiently manage agency expenses.

•
Drive premium growth – Implementation of these initiatives is intended to further penetrate each market we serve through our independent agencies. Strategies aimed at specific market opportunities, along with service enhancements, can help our agents grow and increase our share of their business. Diversified growth also may reduce variability of losses from weather-related catastrophes.

Detailed discussion of recent-year financial performance influenced by our strategic initiatives appears below in Financial Results and Liquidity and Capital Resources.

Factors Influencing Our Future Performance
Our view of the shareholder value we can create over the next five years relies largely on three assumptions - each highly dependent on the external environment. First, we anticipate our property casualty average insurance prices will increase in proportion to, or in excess of, our loss cost trends. Second, we assume that the economy can maintain a long-term growth track. Third, we assume that valuations of our marketable securities will vary within a typical range over time, based on historical trends. If those assumptions prove to be inaccurate, we may not be able to achieve our performance targets even if we accomplish our strategic objectives.

Other factors that could influence our ability to achieve our targets include:

•
We expect the insurance marketplace to remain competitive, which is likely to cause carriers to pursue strategies that they believe could lead to economies of scale, market share gains or the potential for an improved competitive posture.

•
We expect the independent insurance agency system to remain strong, with continued agency consolidation. If soft insurance market conditions return in the near term, it will create additional risk for agencies.

•
A return of soft insurance market pricing could significantly affect growth rates and earned premium levels for some time into the future. If the economy falters, we may experience low or no premium growth for our property casualty segments. Premium growth also may lag as some of our growth initiatives require more time to reach their full contribution. In addition, economic factors, including inflation, may increase our claims and settlement expenses related to medical care, litigation and construction.

•
Financial markets continued to display volatility in recent years, and some predict more turbulence in the future from effects such as changes in government policy, growth challenges for emerging country economies or other geopolitical events that could also affect the U.S. economy and markets. Should financial markets decline temporarily, which could occur as part of typical market volatility patterns, the related book value component of our value creation ratio could also register a weak or negative result.

We discuss in Item 1A, Risk Factors, many potential risks to our business and our ability to achieve our qualitative and quantitative objectives. These are real risks, but their probability of occurring may not be high. We also believe that our risk management programs generally could mitigate their potential effects, in the event they would occur.

Critical Accounting Estimates
Cincinnati Financial Corporation’s financial statements are prepared using U.S. GAAP. These principles require management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. Actual results could differ materially from those estimates.

Cincinnati Financial Corporation - 2015 10-K - Page 45

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

For some lines of business that we write, a considerable and uncertain amount of time can elapse between the occurrence, reporting and payment of insured claims. The amount we will actually have to pay for such claims also can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate. Gross loss and loss expense reserves were $4.460 billion at year-end 2015 compared with $4.438 billion at year-end 2014.

How Reserves Are Established
Our field claims representatives establish case reserves when claims are reported to the company to provide for our unpaid loss and loss expense obligation associated with individual claims. Field claims managers supervise and review all claims with case reserves less than $100,000. Additionally, a headquarters supervisor and regional manager review all claims under $100,000 if litigation or a certain specialty claim is involved. All claims with case reserves of $100,000 or greater are reviewed and approved by an experienced headquarters supervisor and regional claims manager – up from a threshold amount of $35,000 for several years prior to 2015. Upper-level headquarters claims managers also review case reserves of $175,000 or more – up from a threshold amount of $100,000 for several years prior to 2015.

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

Cincinnati Financial Corporation - 2015 10-K - Page 46

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

•
For all other claims and events, including reinsurance assumed, IBNR reserves are calculated as the difference between an actuarial estimate of the ultimate cost of total loss and loss expenses incurred reduced by the sum of total loss and loss expense payments and total case reserves estimated for individual claims. We discuss below the development of actuarially based estimates of the ultimate cost of total loss and loss expenses incurred.

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

Cincinnati Financial Corporation - 2015 10-K - Page 47

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

Cincinnati Financial Corporation - 2015 10-K - Page 48

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

Cincinnati Financial Corporation - 2015 10-K - Page 49

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

(Dollars in millions)	Net loss and loss expense range of reserves
	Carried reserves	Low point	High point	Standard error	Net income effect

At December 31, 2015
Total	$4,379	$4,125	$4,507

Commercial casualty	$1,768	$1,570	$1,885	$157	$102
Commercial property	250	211	253	21	14
Commercial auto	480	466	505	19	12
Workers' compensation	955	857	1,038	91	59
Personal auto	245	243	263	10	7
Homeowners	115	102	118	8	5

At December 31, 2014
Total	$4,156	$3,922	$4,296

Commercial casualty	$1,647	$1,477	$1,779	$151	$98
Commercial property	230	202	244	21	14
Commercial auto	431	411	450	19	12
Workers' compensation	983	873	1,067	97	63
Personal auto	214	204	223	9	6
Homeowners	104	95	112	8	5

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

Asset Impairment
Our fixed-maturity and equity investment portfolios are our largest assets. The company’s asset impairment committee continually monitors the holdings in these portfolios and all other assets for signs of other-than-temporary or permanent impairment. The committee monitors decreases in the fair value of invested assets; an accumulation of company costs in excess of the amount originally expected to acquire or construct an asset; uncollectability of all receivable assets; or other factors such as bankruptcy, deterioration of creditworthiness, failure

Cincinnati Financial Corporation - 2015 10-K - Page 50

to pay interest or dividends; signs indicating that the receivable carrying amount may not be recoverable; and changes in legal factors or in the business climate.

The application of our impairment policy resulted in other-than-temporary impairment (OTTI) charges that reduced our income before income taxes by $52 million in 2015, $24 million in 2014 and $2 million in 2013. OTTI losses represent noncash charges to income and are reported as realized investment losses.

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

Securities that have previously been other-than-temporarily impaired are evaluated based on their adjusted cost or amortized cost and further written down if deemed appropriate. We provide detailed information about securities fair valued in a continuous loss position at year-end 2015 in Item 7A, Application of Asset Impairment Policy.

Impairment charges are recorded for other-than-temporary declines in value if, in the asset impairment committee’s judgment, the value is not expected to be recouped within a designated recovery period. When determining OTTI charges for our fixed-maturity portfolio, management places significant emphasis on whether issuers of debt are current on contractual payments and whether future contractual amounts are likely to be paid. Our fixed-maturity invested asset impairment policy states that OTTI is considered to have occurred (1) if we intend to sell the impaired fixed-maturity security; (2) if it is more likely than not we will be required to sell the fixed-maturity security before recovery of its amortized cost basis; or (3) if the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. If we intend to sell or it is more likely than not we will be required to sell, the amortized cost of any such securities is reduced to fair value as the new amortized cost basis, and a realized loss is recorded in the quarter in which it is recognized. When we believe that full collection of interest and/or principal is not likely, we determine the net present value of future cash flows by using the effective interest rate implicit in the security at the date of acquisition as the discount rate and compare that amount to the amortized cost and fair value of the security. The difference between the net present value of the expected future cash flows and amortized cost of the security is considered a credit loss and recognized as a realized loss in the quarter in which it occurs. The difference between the fair value and the net present value of the cash flows of the security, the noncredit loss, is recognized in other comprehensive income as an unrealized loss.

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

For each of our equity securities in an unrealized loss position at December 31, 2015, we applied the objective quantitative and qualitative criteria of our invested asset impairment policy for OTTI. Based on the individual qualitative and quantitative factors, as discussed above, we evaluate and determine an expected recovery period for each security. A change in the condition of a security can warrant impairment before the expected recovery period. If the security has not recovered cost within the expected recovery period, the security is other-than-temporarily impaired. Our long-term equity investment philosophy, emphasizing companies with strong indications of paying and growing dividends, combined with our strong statutory capital and surplus, liquidity and

Cincinnati Financial Corporation - 2015 10-K - Page 51

cash flow, provide us the ability to hold these investments through what we believe to be slightly longer recovery periods during times of historic levels of market volatility.

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

Level 1 and Level 2 Valuation Techniques
Over 99 percent of the $14.356 billion of securities in our investment portfolio at year-end 2015, measured at fair value, are classified as Level 1 or Level 2. Financial assets that fall within Level 1 and Level 2 are priced according to observable data from identical or similar securities that have traded in the marketplace. Also within Level 2 are securities that are valued by outside services or brokers where we have evaluated and verified the pricing methodology and determined that the inputs are observable.

Level 3 Valuation Techniques
At December 31, 2015, total Level 3 assets were less than 1 percent of our investment portfolio measured at fair value. Financial assets that fall within the Level 3 hierarchy are valued based upon unobservable market inputs, normally because they are not actively traded on a public market. Pricing for each Level 3 security is based upon inputs that are market driven, including third-party reviews provided to the issuer or broker quotes. We placed in the Level 3 hierarchy securities for which we were unable to obtain the pricing methodology or we could not consider the price provided as binding. Pricing for securities classified as Level 3 could not be corroborated by similar securities priced using observable inputs.

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

Cincinnati Financial Corporation - 2015 10-K - Page 52

Key assumptions used in developing the benefit obligation at year-end 2015 for our qualified plan were a 4.55 percent discount rate and rates of compensation increases ranging from 2.75 percent to 3.25 percent. To determine the discount rate, a theoretical settlement portfolio of high-quality, rated corporate bonds was chosen to provide payments approximately matching the plan’s projected benefit payments. A single interest rate was determined, resulting in a discounted value of the plan’s benefit payments that equates to the market value of the selected bonds. The discount rate is reflective of current market interest rate conditions and our plan's liability characteristics.

Key assumptions used in developing the 2015 net pension expense for our qualified plan were a 4.25 percent discount rate, a 7.25 percent expected return on plan assets and rates of compensation increases ranging from 2.75 percent to 3.25 percent.

In 2015, the net pension expense was $15 million. In 2016, we expect the net pension expense to be approximately $9 million.

Holding all other assumptions constant, a 0.5 percentage-point decrease in the discount rate would decrease our 2016 income before income taxes by $1 million. A 0.5 percentage-point decrease in the expected return on plan assets would decrease our 2016 income before income taxes by $1 million.

The fair value of the plan assets were less than the accumulated benefit obligation by $15 million and exceeded the accumulated benefit obligation by $4 million at year-end 2015 and 2014, respectively. The fair value of the plan assets was $45 million and $31 million less than the projected plan benefit obligation at year-end 2015 and at year-end 2014, respectively. Market conditions and interest rates significantly affect future assets and liabilities of the pension plan. During the first quarter of 2016, we contributed $5 million to our qualified plan.

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

Cincinnati Financial Corporation - 2015 10-K - Page 53

Financial Results
Consolidated financial results primarily reflect the results of our five reporting segments. These segments are defined based on financial information we use to evaluate performance and to determine the allocation of assets.

•	Commercial lines insurance

•	Personal lines insurance

•	Excess and surplus lines insurance

•	Life insurance

•	Investments

We report as Other the noninvestment operations of the parent company and its noninsurer subsidiary, CFC Investment Company, and the financial results of our reinsurance assumed operations.

We measure profit or loss for our commercial lines, personal lines and excess and surplus lines and life insurance segments based upon underwriting results (profit or loss), which represent net earned premium less loss and loss expenses and underwriting expenses on a pretax basis. We also evaluate results for our consolidated property casualty insurance operations. That is the total of our standard market segments (commercial lines and personal lines), our excess and surplus lines insurance segment and our reinsurance assumed operations. Underwriting results and segment pretax operating income are not substitutes for net income determined in accordance with GAAP.

For our consolidated property casualty insurance operations as well as the insurance segments, statutory accounting data and ratios are key performance indicators that we use to assess business trends and to make comparisons to industry results, since GAAP-based industry data generally is not as readily available.

Investments held by the parent company and the investment portfolios for the insurance subsidiaries are managed and reported as the investments segment, separate from our underwriting business. Net investment income and net realized investment gains and losses for our investment portfolios are discussed in the Investments Results.

The calculations of segment data are described in more detail in Item 8, Note 18, of the Consolidated Financial Statements. The following sections provide analysis and discussion of results of operations for each of the five segments.

Cincinnati Financial Corporation - 2015 10-K - Page 54

Consolidated Property Casualty Insurance Results
Earned and net written premiums for our consolidated property casualty operations grew in 2015, reflecting average renewal price increases, a higher level of insured exposures and strategic initiatives for targeted growth. A key measure of property casualty profitability is underwriting profit or loss. Our 2015 underwriting profit of $386 million was $200 million more than in 2014. Underwriting profit included a $43 million favorable effect from a lower amount of natural catastrophe losses, mostly caused by severe weather. It also included a $31 million favorable effect from a lower amount of weather-related losses not identified as part of designated catastrophe events for the property casualty industry, typically referred to as noncatastrophe weather losses. The benefits of higher pricing, and our ongoing initiatives to improve pricing precision and loss experience related to claims and loss control practices, were largely responsible for the remainder of the 2015 underwriting profit improvement. That improvement is discussed further below and includes prior accident year loss experience before catastrophes during 2015 that was more favorable than in 2014.

The table below highlights property casualty results, with analysis and discussion in the sections that follow. That analysis and discussion includes sections by segment.

Overview – Three-Year Highlights

(Dollars in millions)	Years ended December 31,			2015-2014	2014-2013
	2015	2014	2013	Change %	Change %
Earned premiums	$4,271	$4,045	$3,713	6	9
Fee revenues	8	6	4	33	50
Total revenues	4,279	4,051	3,717	6	9
Loss and loss expenses from:
Current accident year before catastrophe losses	2,579	2,495	2,249	3	11
Current accident year catastrophe losses	177	230	199	(23)	16
Prior accident years before catastrophe losses	(168)	(72)	(120)	(133)	40
Prior accident years catastrophe losses	(16)	(26)	(27)	38	4
Loss and loss expenses	2,572	2,627	2,301	(2)	14
Underwriting expenses	1,321	1,238	1,183	7	5
Underwriting profit	$386	$186	$233	108	(20)

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	60.4%	61.7%	60.6%	(1.3)	1.1
Current accident year catastrophe losses	4.1	5.7	5.4	(1.6)	0.3
Prior accident years before catastrophe losses	(3.9)	(1.8)	(3.3)	(2.1)	1.5
Prior accident years catastrophe losses	(0.4)	(0.6)	(0.8)	0.2	0.2
Loss and loss expenses	60.2	65.0	61.9	(4.8)	3.1
Underwriting expenses	30.9	30.6	31.9	0.3	(1.3)
Combined ratio	91.1%	95.6%	93.8%	(4.5)	1.8

Combined ratio:	91.1%	95.6%	93.8%	(4.5)	1.8
Contribution from catastrophe losses and prior years reserve development	(0.2)	3.3	1.3	(3.5)	2.0
Combined ratio before catastrophe losses and prior years reserve development	91.3%	92.3%	92.5%	(1.0)	(0.2)

Performance highlights for consolidated property casualty operations include:

•
Premiums – Growth of $131 million in agency renewal written premiums was the primary contributor of 2015 increases in earned premiums and net written premiums, rising in each of our property casualty segments. That growth was largely due to average renewal price increases and a higher level of insured exposures. Price increases with enhanced precision continue to benefit operating results.

New business written premiums produced through agencies rose $29 million in 2015, compared with 2014. Agents appointed during 2015 or 2014 produced a 2015 increase in standard lines new business of $27 million.

Cincinnati Financial Corporation - 2015 10-K - Page 55

Growth initiatives also favorably affect growth in subsequent years, particularly as newer agency relationships mature over time. New business written premiums in 2014 were down $40 million, compared with the record-high amount we reported in 2013.
Net written premiums increased $33 million in 2015 from expansion of reinsurance assumed operations, known as Cincinnati ReSM. Cincinnati Re assumes risks through reinsurance treaties and in some cases cedes part of the risk and related premiums to one or more unaffiliated reinsurance companies through transactions known as retrocessions. In 2015, earned premiums for Cincinnati Re totaled $10 million.
Other written premiums consist primarily of premiums ceded to reinsurers as part of our ceded reinsurance program. A decrease in ceded premiums, other than Cincinnati Re premiums, contributed $34 million to net written premium growth in 2015, compared with 2014.
The table below analyzes premium revenue components and trends.

(Dollars in millions)	Years ended December 31,			2015-2014	2014-2013
	2015	2014	2013	Change %	Change %
Agency renewal written premiums	$3,925	$3,794	$3,493	3	9
Agency new business written premiums	532	503	543	6	(7)
Cincinnati Re written premiums	33	—	—	nm	—
Other written premiums	(129)	(154)	(143)	16	(8)
Net written premiums	4,361	4,143	3,893	5	6
Unearned premium change	(90)	(98)	(180)	8	46
Earned premiums	$4,271	$4,045	$3,713	6	9

•
Combined ratio – The 2015 combined ratio improved 4.5 percentage points compared with 2014. In addition to the effects of more favorable weather, the improvement reflected recent-year initiatives to improve pricing precision and loss experience related to claims and loss control practices. Compared with 2014, the 2015 ratio for natural catastrophe losses decreased by 1.4 percentage points, while the ratio for noncatastrophe weather losses decreased by 0.9 points. The remainder of the combined ratio improvement included 2.1 percentage-points more benefit in the ratio for prior accident year losses and loss expenses before catastrophes. In 2014, that ratio was less favorable primarily due to higher estimates of reserves for incurred but not reported (IBNR) losses and loss expenses for our commercial casualty line of business, as discussed in Commercial Lines Insurance Results. We further discuss ratios related to reserve development in the sections that follow the Catastrophe Losses Incurred table below.

Our statutory combined ratio was 90.6 percent in 2015 compared with 95.1 percent in 2014 and 92.7 percent in 2013. The estimated statutory combined ratio for the property casualty industry, with the industry’s ratio excluding its mortgage and financial guaranty lines of business, was 98.0 percent in 2015, 97.2 percent in 2014 and 96.4 percent in 2013. The contribution of catastrophe losses to our statutory combined ratio was 3.7 percentage points in 2015, 5.1 percentage points in 2014 and 4.6 percentage points in 2013, compared with industry estimates of 3.1, 4.0 and 3.5 percentage points, respectively. Components of the combined ratio are discussed below.
Catastrophe loss trends are an important factor in assessing trends for overall underwriting results. Our 10-year historical annual average contribution of catastrophe losses to the combined ratio was 5.9 percentage points at December 31, 2015. Our five-year average was 6.9 percentage points.

Cincinnati Financial Corporation - 2015 10-K - Page 56

The following table shows catastrophe losses incurred for the past three calendar years, net of reinsurance, as well as the effect of loss development on prior period catastrophe reserves. We individually list declared catastrophe events for which our incurred losses reached or exceeded $10 million.
Catastrophe Losses Incurred

(Dollars in millions, net of reinsurance)					Excess
			Commercial	Personal	and surplus
Dates	Events	Regions	lines	lines	lines	Total
2015
Feb. 16-27	Freezing, ice, snow, wind	Midwest, Northeast, South	$35	$9	$—	$44
Apr. 7-10	Flood, hail, wind	Midwest, South	7	14	—	21
Apr. 18-20	Flood, hail, wind	Midwest, South	4	6	—	10
Jul. 12-14	Flood, hail, wind	Midwest, South	5	7	—	12
All other 2015 catastrophes			54	35	1	90
Development on 2014 and prior catastrophes			(12)	(3)	(1)	(16)
Calendar year incurred total			$93	$68	$—	$161

2014
Jan. 5-8	Freezing, ice, snow, wind	Midwest, Northeast, South	$45	$24	$1	$70
Apr. 27-May 1	Flood, hail, wind	Midwest, Northeast, South	4	9	—	13
May 10-13	Flood, hail, wind	Midwest	6	7	—	13
May 18-19	Flood, hail, wind	Midwest, South, West	23	19	1	43
Jun. 3-4	Flood, hail, wind	Midwest	9	1	—	10
All other 2014 catastrophes			48	32	1	81
Development on 2013 and prior catastrophes			(15)	(11)	—	(26)
Calendar year incurred total			$120	$81	$3	$204

2013
Mar. 18-19	Hail, wind	South	$4	$7	$—	$11
Apr. 7-11	Hail, lightning, wind	Midwest, West	12	10	—	22
Apr. 16-19	Hail, lightning, wind	Midwest	5	6	—	11
May 18-20	Hail, lightning, wind	Midwest, Northeast, South	9	1	—	10
May 28-29	Hail, lightning, wind	South	8	2	1	11
Jun. 24-26	Hail, lightning, wind	Midwest, Northeast	5	6	—	11
Jul. 9-11	Hail, lightning, wind	Midwest, Northeast	5	6	—	11
Jul. 23-24	Hail, lightning, wind	Midwest, South	14	4	—	18
Aug. 6-7	Hail, lightning, wind	Midwest	6	9	—	15
Nov. 17-18	Hail, lightning, wind	Midwest, South	18	17	—	35
All other 2013 catastrophes			28	16	—	44
Development on 2012 and prior catastrophes			(17)	(10)	—	(27)
Calendar year incurred total			$97	$74	$1	$172

Consolidated Property Casualty Insurance Loss and Loss Expenses
Loss and loss expenses include both net paid losses and reserve changes for unpaid losses as well as the associated loss expenses. For all property casualty lines of business in aggregate, net loss and loss expense reserves at December 31, 2015, were $223 million higher than at year-end 2014, including $125 million for IBNR reserves. The $223 million reserve increase raised year-end 2015 net loss and loss expense reserves by 5 percent, compared with a 6 percent increase in 2015 earned premiums.

Cincinnati Financial Corporation - 2015 10-K - Page 57

For both our commercial auto and personal auto lines of business in 2015, we experienced a rising trend in paid losses and loss expenses that was more than we expected. As a result, we increased our actuarial best estimate of ultimate loss and loss expense ratios for both lines at the end of 2015, compared with year-end 2014. Net loss and loss expense reserves at December 31, 2015, for our auto lines in aggregate, were $80 million higher than at year-end 2014. The IBNR portion of the reserve increase was $36 million.

Most of the incurred losses and loss expenses shown in the consolidated property casualty insurance results three-year highlights table are for the respective current accident years, with reserve development on prior accident years shown separately. Since less than half of our consolidated property casualty current accident year incurred losses and loss expenses represents net paid amounts, the majority represents reserves for our estimate of ultimate losses and loss expenses. These reserves develop over time, and we re-estimate previously reported reserves as we learn more about the development of the related claims. The table below illustrates that development. For example, the 67.4 percent accident year 2014 loss and loss expense ratio reported as of December 31, 2014, developed favorably by 1.5 percentage points to 65.9 percent due to claims settling for less than previously estimated, or due to updated reserve estimates for unpaid claims, as of December 31, 2015. Accident years 2014 and 2013 have both developed favorably, as indicated by the progression over time for the ratios in the table.

(Dollars in millions)
Accident year loss and loss expenses incurred and ratios to earned premiums:
Accident year:	2015	2014	2013	2015	2014	2013
as of December 31, 2015	$2,756	$2,665	$2,352	64.5%	65.9%	63.3%
as of December 31, 2014		2,725	2,391		67.4	64.4
as of December 31, 2013			2,448			66.0

Catastrophe loss trends, discussed above, accounted for some of the movement in current accident year loss and loss expense ratios for 2015 compared with 2014. For 2014 compared to either 2015 or 2013, noncatastrophe weather losses and higher commercial casualty IBNR reserves, noted above, also accounted for some of the change. Catastrophe losses added 4.1 percentage points in 2015, 5.7 points in 2014 and 5.4 points in 2013 to the respective consolidated property casualty current accident year loss and loss expense ratios in the table above.

The 60.4 percent ratio for current accident year loss and loss expenses before catastrophe losses for 2015 decreased 1.3 percentage points compared with the 61.7 percent accident year 2014 ratio measured as of December 31, 2014. Higher noncatastrophe weather losses and higher commercial casualty IBNR reserves in 2014, noted above, accounted for some of the decrease and were partially offset by the 2015 increase in reserves for our auto lines of business. Other contributors to the decrease included favorable effects from initiatives, such as ones to improve pricing precision and loss experience related to claims and loss control practices, and also less current accident year losses of $1 million or more per claim, shown in the table below.

Reserve development on prior accident years continued to net to a favorable amount in 2015. We recognized $184 million of favorable development in 2015, compared with $98 million in 2014 and $147 million in 2013. Of the $86 million increase in 2015, compared with 2014, $68 million was attributable to our commercial casualty line of business. Approximately 85 percent of our net favorable reserve development on prior accident years recognized during 2015 occurred in our commercial casualty and workers’ compensation lines of business. In 2014, our workers' compensation and commercial property lines of business were responsible for approximately 87 percent of the favorable reserve development. As discussed in Liquidity and Capital Resources, Property Casualty Loss and Loss Expense Obligations and Reserves, Property Casualty Insurance Development of Estimated Reserves by Accident Year, commercial casualty and workers' compensation are considered long-tail lines with the potential for revisions inherent in estimating reserves. Favorable development recognized during 2013 was also primarily from our commercial casualty and workers’ compensation lines of business. Development by line of business is further analyzed in Property Casualty Insurance Development of Estimated Reserves by Accident Year.

Cincinnati Financial Corporation - 2015 10-K - Page 58

Consolidated Property Casualty Insurance Losses by Size

(Dollars in millions, net of reinsurance)	Years ended December 31,			2015-2014	2014-2013
	2015	2014	2013	Change %	Change %
Current accident year losses greater than $5,000,000	$29	$30	$23	(3)	30
Current accident year losses $1,000,000-$5,000,000	161	172	167	(6)	3
Large loss prior accident year reserve development	27	7	44	286	(84)
Total large losses incurred	217	209	234	4	(11)
Losses incurred but not reported	70	133	123	(47)	8
Other losses excluding catastrophe losses	1,682	1,660	1,412	1	18
Catastrophe losses	156	197	166	(21)	19
Total losses incurred	$2,125	$2,199	$1,935	(3)	14

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year losses greater than $5,000,000	0.7%	0.7%	0.6%	—	0.1
Current accident year losses $1,000,000-$5,000,000	3.8	4.3	4.5	(0.5)	(0.2)
Large loss prior accident year reserve development	0.6	0.2	1.2	0.4	(1.0)
Total large loss ratio	5.1	5.2	6.3	(0.1)	(1.1)
Losses incurred but not reported	1.6	3.3	3.3	(1.7)	—
Other losses excluding catastrophe losses	39.5	41.0	38.0	(1.5)	3.0
Catastrophe losses	3.6	4.9	4.5	(1.3)	0.4
Total loss ratio	49.8%	54.4%	52.1%	(4.6)	2.3

In 2015, total large losses incurred increased by $8 million, or 4 percent, net of reinsurance. The corresponding ratio decreased 0.1 percentage points, due to 6 percent growth in earned premiums. Our analysis of large losses incurred indicated no unexpected concentration of these losses and reserve increases by geographic region, policy inception, agency or field marketing territory. We believe the inherent volatility of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the volatility in addition to general inflationary trends in loss costs.

Consolidated Property Casualty Insurance Underwriting Expenses

(Dollars in millions)	Years ended December 31,			2015-2014	2014-2013
	2015	2014	2013	Change %	Change %
Commission expenses	$792	$744	$705	6	6
Other underwriting expenses	514	478	462	8	3
Policyholder dividends	15	16	16	(6)	0
Total underwriting expenses	$1,321	$1,238	$1,183	7	5

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Commission expenses	18.5%	18.4%	19.0%	0.1	(0.6)
Other underwriting expenses	12.1	11.8	12.5	0.3	(0.7)
Policyholder dividends	0.3	0.4	0.4	(0.1)	0.0
Total underwriting expense ratio	30.9%	30.6%	31.9%	0.3	(1.3)

Consolidated property casualty commission expenses rose $48 million, or 6 percent, in 2015, with profit-sharing commissions for agencies rising by $12 million. Commission expenses as a percent of earned premiums resulted in a ratio that was only 0.1 percentage-points higher than in 2014, as earned premiums also rose 6 percent. The 2015 ratio for other underwriting expenses was 0.3 percentage-points higher than 2014, reflecting an 8 percent increase in those expenses that outpaced growth in earned premiums. During 2015, we continued to carefully manage expenses while also making strategic investments that include enhancement of underwriting expertise, such as personal lines staff additions to support high net worth market expansion.

Cincinnati Financial Corporation - 2015 10-K - Page 59

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

Discussions below of our property casualty insurance segments provide additional details about our results.

Cincinnati Financial Corporation - 2015 10-K - Page 60

Commercial Lines Insurance Results

Overview – Three-Year Highlights

(Dollars in millions)	Years ended December 31,			2015-2014	2014-2013
	2015	2014	2013	Change %	Change %
Earned premiums	$2,996	$2,856	$2,636	5	8
Fee revenues	4	4	3	0	33
Total revenues	3,000	2,860	2,639	5	8
Loss and loss expenses from:
Current accident year before catastrophe losses	1,757	1,734	1,577	1	10
Current accident year catastrophe losses	105	135	114	(22)	18
Prior accident years before catastrophe losses	(142)	(42)	(78)	(238)	46
Prior accident years catastrophe losses	(12)	(15)	(17)	20	12
Loss and loss expenses	1,708	1,812	1,596	(6)	14
Underwriting expenses	947	902	857	5	5
Underwriting profit	$345	$146	$186	136	(22)
Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	58.6%	60.7%	59.8%	(2.1)	0.9
Current accident year catastrophe losses	3.5	4.8	4.3	(1.3)	0.5
Prior accident years before catastrophe losses	(4.7)	(1.5)	(3.0)	(3.2)	1.5
Prior accident years catastrophe losses	(0.4)	(0.5)	(0.6)	0.1	0.1
Loss and loss expenses	57.0	63.5	60.5	(6.5)	3.0
Underwriting expenses	31.6	31.6	32.5	0.0	(0.9)
Combined ratio	88.6%	95.1%	93.0%	(6.5)	2.1

Combined ratio:	88.6%	95.1%	93.0%	(6.5)	2.1
Contribution from catastrophe losses and prior years reserve development	(1.6)	2.8	0.7	(4.4)	2.1
Combined ratio before catastrophe losses and prior years reserve development	90.2%	92.3%	92.3%	(2.1)	0.0

Performance highlights for the commercial lines insurance segment include:

•
Premiums – Earned premiums and net written premiums rose in 2015, primarily due to a $78 million increase in renewal written premiums that continued to include price increases on average. New business written premiums in 2015 were up $5 million, or 1 percent, compared with 2014. The increase was driven by production from agencies appointed since the beginning of 2014, offsetting effects of a softening commercial insurance market.

•
Combined ratio – The 2015 combined ratio improved 6.5 percentage points compared with 2014, including a 1.2 percentage-point decrease in the ratio for natural catastrophe losses and a 0.6 point decrease for noncatastrophe weather losses. In addition to more favorable weather effects, the ratio benefited from higher pricing and from recent-year initiatives to improve pricing precision and loss experience related to claims and loss control practices. The 2015 ratio for current accident year losses and loss expenses before catastrophes improved by 2.1 percentage points. Development on prior accident years’ loss and loss expense reserves before catastrophes during 2015 was 3.2 percentage points more favorable than in 2014, including 2.9 points from re-estimates of IBNR reserves for losses and loss expenses.

Our largest commercial line of business, commercial casualty, decreased our 2015 commercial lines insurance segment total loss and loss expense ratio by 2.1 percentage points, compared with 2014. That line experienced a significant increase in its 2014 total loss and loss expense ratio, largely due to reserve increases discussed below.
As discussed in Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, stable historical paid loss patterns are a key assumption used to make projections necessary for estimating IBNR reserves. During 2014, paid losses for commercial casualty, especially related to a few umbrella liability claims,

Cincinnati Financial Corporation - 2015 10-K - Page 61

emerged at levels higher than we expected, particularly for accident years 2005 and 2007. Considering that new data at December 31, 2014, we estimated commercial casualty IBNR reserves for subsequent accident years at levels more likely to be adequate, compared with estimates at the end of 2013. During 2015, net reserve development on prior accident years for commercial casualty was favorable.
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
Our commercial lines statutory combined ratio was 88.3 percent in 2015, compared with 94.3 percent in 2014 and 91.8 percent in 2013. The estimated commercial lines combined ratio for the industry was 98.1 percent in 2015, 97.1 percent in 2014 and 98.3 percent in 2013. The industry’s ratio excludes its mortgage and financial guaranty lines of business. The contribution of catastrophe losses to our commercial lines statutory combined ratio was 3.1 percentage points in 2015, 4.3 percentage points in 2014 and 3.7 percentage points in 2013, compared with industry estimates of 2.0, 2.4 and 3.5 percentage points, respectively.

Commercial Lines Insurance Premiums

(Dollars in millions)	Years ended December 31,			2015-2014	2014-2013
	2015	2014	2013	Change %	Change %
Agency renewal written premiums	$2,756	$2,678	$2,471	3	8
Agency new business written premiums	365	360	391	1	(8)
Other written premiums	(96)	(116)	(102)	17	(14)
Net written premiums	3,025	2,922	2,760	4	6
Unearned premium change	(29)	(66)	(124)	56	47
Earned premiums	$2,996	$2,856	$2,636	5	8

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

Our 3 percent increase in 2015 agency renewal written premiums included higher average pricing. We measure average changes in commercial lines renewal pricing as the rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies. In 2015, our standard commercial lines policies averaged an estimated pricing change that increased near the middle of the low-single-digit range, compared with near the high end of that range in 2014 and in a mid-single-digit range in both 2013 and 2012. Our average commercial lines pricing change includes the flat pricing effect of certain coverages within package policies written for a three-year term that were in force but did not expire during the period being measured. Therefore, the average commercial lines pricing change we report reflects a blend of policies that did not expire and other policies that did expire during the measurement period.

For only those commercial lines policies that did expire and were then renewed during 2015, we estimate that the average price increase was near the low end of the mid-single-digit range, lower in that range than in 2014. During 2015, we continued to further segment our commercial lines policies, emphasizing identification and retention of policies we believed had relatively stronger price adequacy. Conversely, we continued to seek more aggressive renewal terms and conditions on policies we believed had relatively weaker pricing, in turn retaining

Cincinnati Financial Corporation - 2015 10-K - Page 62

fewer of those policies. As a result, the average change in commercial lines renewal pricing tended to be lower than in 2014.

Changes in the economy can affect insured exposures that directly relate to premium amounts charged for some policies. For commercial accounts, we usually calculate initial estimates for general liability premiums based on estimated sales or payroll volume, while we calculate workers’ compensation premiums based on estimated payroll volume. A change in sales or payroll volume generally indicates a change in demand for a business’s goods or services, as well as a change in its exposure to risk. Policyholders who experience sales or payroll volume changes due to economic factors may also have other exposures requiring insurance, such as commercial auto or commercial property. Premium levels for these other types of coverages generally are not linked directly to sales or payroll volumes.

Premiums resulting from audits of actual sales or payrolls that confirmed or adjusted initial premium estimates have had a mixed effect on premium trends in recent years. On an earned premium basis for our commercial lines insurance segment, audits contributed $23 million to the $140 million earned premiums increase in 2015, $5 million to the $220 million earned premiums increase in 2014 and negative $3 million to the $253 million earned premiums increase in 2013. On a net written premium basis, audits contributed $20 million to the $103 million net written premiums increase in 2015, $9 million to the $162 million net written premiums increase in 2014 and $12 million to the $301 million net written premiums increase in 2013. These net written premium amounts are included with agency renewal written premiums in the Commercial Lines Insurance Premiums table above.

In 2015, our commercial lines new business premiums written by our agencies increased $5 million, or 1 percent, compared with 2014. In 2014, it decreased 8 percent from a record-high amount in 2013. New business premium volume in recent years has been significantly influenced by new agency appointments. Agencies appointed since the beginning of 2014 produced commercial lines new business written premiums of $29 million, in aggregate, during 2015, up $18 million from what they produced during 2014. All other agencies contributed the remaining $336 million, down $14 million from the $350 million they produced in 2014.

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

Other written premiums primarily consist of premiums that are ceded to reinsurers and that lower our net written premiums. A decrease in ceded premiums contributed $29 million to net written premium growth for 2015, compared with 2014.

Commercial Lines Insurance Loss and Loss Expenses
Loss and loss expenses include both net paid losses and reserve changes for unpaid losses as well as the associated loss expenses. For our commercial auto line of business in 2015, we experienced a rising trend in paid losses and loss expenses that was more than we expected. As a result, we increased our actuarial best estimate of ultimate loss and loss expense ratios for that line at the end of 2015, compared with year-end 2014. Net loss and loss expense reserves for our commercial auto line of business at December 31, 2015, were $49 million, or 11 percent, higher than at year-end 2014. The IBNR portion of the reserve increase was $20 million.

Most of the incurred losses and loss expenses shown in the commercial lines insurance segment three-year highlights table are for the respective current accident years, with reserve development on prior accident years shown separately. Since less than half of our commercial lines insurance segment current accident year incurred losses and loss expenses represents net paid amounts, the majority represents reserves for our estimate of ultimate losses and loss expenses. These reserves develop over time, and we re-estimate previously reported reserves as we learn more about the development of the related claims. The table below illustrates that development. For example, the 65.5 percent accident year 2014 loss and loss expense ratio reported as of December 31, 2014, developed favorably by 1.0 percentage points to 64.5 percent due to claims settling for less than previously estimated, or due to updates to reserve estimates for unpaid claims, as of December 31, 2015. Accident years 2014 and 2013 for the commercial lines insurance segment have both developed favorably, as indicated by the progression over time of the ratios in the table.

Cincinnati Financial Corporation - 2015 10-K - Page 63

(Dollars in millions)
Accident year loss and loss expenses incurred and ratios to earned premiums:
Accident year:	2015	2014	2013	2015	2014	2013
as of December 31, 2015	$1,862	$1,843	$1,617	62.1%	64.5%	61.3%
as of December 31, 2014		1,869	1,658		65.5	62.9
as of December 31, 2013			1,691			64.1

Catastrophe losses, as discussed in Consolidated Property Casualty Insurance Results, explain some of the movement in current accident year loss and loss expense ratios for accident years for 2015 compared with 2014. Catastrophe losses added 3.5 percentage points in 2015, 4.8 points in 2014 and 4.3 points in 2013 to the respective commercial lines current accident year loss and loss expense ratios in the table above.

The 58.6 percent ratio for current accident year loss and loss expenses before catastrophe losses for 2015 decreased 2.1 percentage points compared with the 60.7 percent accident year 2014 ratio measured as of December 31, 2014. Higher noncatastrophe weather losses and higher commercial casualty IBNR reserves in 2014, noted above, accounted for some of the decrease and were partially offset by the 2015 increase in reserves for our commercial auto line of business. Large losses, described below, and the corresponding ratios for new losses above $1 million, contributed a 1.5 percentage-point decrease to the 2015 ratio. Other contributors to the decrease included favorable effects from initiatives, such as those to improve pricing precision and loss experience related to claims and loss control practices.

Commercial lines reserve development on prior accident years of $154 million in 2015 continued to net to a favorable amount, and provided a larger benefit than the $57 million recognized in 2014. The $97 million increase in 2015 included $68 million from our commercial casualty line of business. Most of our commercial lines reserve net favorable development on prior accident years recognized during 2015 occurred in our commercial casualty and workers’ compensation lines of business, with workers' compensation representing 60 percent. In 2014, commercial casualty experienced net unfavorable development of $5 million. More than 85 percent of our commercial lines reserve net favorable development on prior accident years recognized during 2014 occurred in our workers’ compensation line of business. Favorable development recognized during 2013 was mostly from our commercial casualty and workers’ compensation lines of business. Development by line of business and other trends for commercial lines loss and loss expenses and the related ratios are further analyzed in Commercial Lines of Business Analysis and in Liquidity and Capital Resources, Property Casualty Insurance Development of Estimated Reserves by Accident Year.

Cincinnati Financial Corporation - 2015 10-K - Page 64

Commercial Lines Insurance Losses by Size

(Dollars in millions, net of reinsurance)	Years ended December 31,			2015-2014	2014-2013
	2015	2014	2013	Change %	Change %
Current accident year losses greater than $5,000,000	$29	$30	$23	(3)	30
Current accident year losses $1,000,000-$5,000,000	112	149	132	(25)	13
Large loss prior accident year reserve development	25	7	36	257	(81)
Total large losses incurred	166	186	191	(11)	(3)
Losses incurred but not reported	51	90	125	(43)	(28)
Other losses excluding catastrophe losses	1,076	1,096	923	(2)	19
Catastrophe losses	88	114	93	(23)	23
Total losses incurred	$1,381	$1,486	$1,332	(7)	12

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year losses greater than $5,000,000	1.0%	1.0%	0.9%	0.0	0.1
Current accident year losses $1,000,000-$5,000,000	3.7	5.2	5.0	(1.5)	0.2
Large loss prior accident year reserve development	0.8	0.3	1.4	0.5	(1.1)
Total large loss ratio	5.5	6.5	7.3	(1.0)	(0.8)
Losses incurred but not reported	1.7	3.1	4.8	(1.4)	(1.7)
Other losses excluding catastrophe losses	35.9	38.4	35.0	(2.5)	3.4
Catastrophe losses	3.0	4.0	3.5	(1.0)	0.5
Total loss ratio	46.1%	52.0%	50.6%	(5.9)	1.4

In 2015, total large losses incurred decreased by $20 million, or 11 percent, net of reinsurance. The corresponding ratio decreased 1.0 percentage points. The 2015 decreases on both a dollar and ratio basis were primarily due to lower amounts for our commercial casualty and commercial property lines of business. In 2014, total large losses incurred and the corresponding ratio was lower than it was in 2013, largely due to a lower amount of large losses for our workers’ compensation line of business. Our analysis indicated no unexpected concentration of these losses and reserve increases by geographic region, policy inception, agency or field marketing territory. We believe the inherent volatility of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the volatility in addition to general inflationary trends in loss costs.

Commercial Lines Insurance Underwriting Expenses

(Dollars in millions)	Years ended December 31,			2015-2014	2014-2013
	2015	2014	2013	Change %	Change %
Commission expenses	$550	$526	$492	5	7
Other underwriting expenses	382	360	349	6	3
Policyholder dividends	15	16	16	(6)	0
Total underwriting expenses	$947	$902	$857	5	5
Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Commission expenses	18.4%	18.4%	18.7%	0.0	(0.3)
Other underwriting expenses	12.7	12.7	13.2	0.0	(0.5)
Policyholder dividends	0.5	0.5	0.6	0.0	(0.1)
Total underwriting expense ratio	31.6%	31.6%	32.5%	0.0	(0.9)

Commercial lines commission expenses as a percent of earned premiums in 2015 matched 2014. The ratio decreased slightly during 2014, compared with 2013. In 2015, other underwriting expenses as a percent of earned premiums in 2015 also matched 2014. In 2014, the ratio decreased by 0.5 percentage points, as earned premiums grew faster than expenses.

Cincinnati Financial Corporation - 2015 10-K - Page 65

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

Commercial auto, representing 19 percent of earned premiums for our commercial lines insurance segment, was the only commercial line of business with a 2015 total loss and loss expense ratio significantly higher than we desired. During 2015, our commercial auto policies experienced average renewal price percentage increases near the low end of the mid-single-digit range, which we believe will help improve profitability in future quarters. As discussed below, we are taking actions to improve commercial auto pricing to benefit future profitability trends.

Commercial Casualty

(Dollars in millions)	Years ended December 31,			2015-2014	2014-2013
	2015	2014	2013	Change %	Change %
Written premiums	$1,025	$969	$897	6	8
Earned premiums	1,010	938	856	8	10

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	58.5%	59.4%	56.0%	(0.9)	3.4
Current accident year catastrophe losses	—	—	—	0.0	0.0
Prior accident years before catastrophe losses	(6.3)	0.5	(8.2)	(6.8)	8.7
Prior accident years catastrophe losses	—	—	—	0.0	0.0
Total loss and loss expenses ratio	52.2%	59.9%	47.8%	(7.7)	12.1

Commercial casualty has experienced a satisfactory total loss and loss expense ratio for many years. Premium growth continued in 2015, reflecting modest average price increases and an increase in premiums from audits that confirmed or adjusted initial premium estimates. Premium growth in 2014 was largely due to factors similar to 2015.

The 2015 total loss and loss expense ratio improved 7.7 percentage points, driven by favorable development on prior accident year reserves that followed unfavorable development during the prior year. In 2014, the total loss and loss expense ratio rose 12.1 percentage points, primarily due to that unfavorable development on prior accident year reserves. During 2014, our commercial casualty line experienced a 1.6 point increase in its paid loss and loss expense ratio for cumulative accident years three or more years old, resulting in a significant increase in estimates for IBNR loss and loss expense reserves for all prior accident years in total. Development trends are further discussed in Liquidity and Capital Resources, Property Casualty Insurance Development of Estimated Reserves by Accident Year.

Commercial Property

(Dollars in millions)	Years ended December 31,			2015-2014	2014-2013
	2015	2014	2013	Change %	Change %
Written premiums	$845	$776	$673	9	15
Earned premiums	815	728	623	12	17

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	46.6%	51.0%	50.7%	(4.4)	0.3
Current accident year catastrophe losses	11.5	14.3	14.9	(2.8)	(0.6)
Prior accident years before catastrophe losses	(0.3)	(2.9)	(1.3)	2.6	(1.6)
Prior accident years catastrophe losses	(1.1)	(1.8)	(2.3)	0.7	0.5
Total loss and loss expenses ratio	56.7%	60.6%	62.0%	(3.9)	(1.4)

Commercial property net written premiums and earned premiums continued to rise in 2015, but at a slower rate than in 2014. Increases for both years reflected higher pricing, rising insured exposures and the migration to this

Cincinnati Financial Corporation - 2015 10-K - Page 66

line of certain polices formerly in our other commercial lines category. That ongoing migration pertains to property coverages in CinciPakTM, a newer program designed to replace many of our former specialty products.

The total loss and loss expense ratio improved 3.9 percentage points in 2015, compared with 2014, primarily due to improved loss experience for the current accident year before catastrophe losses. Higher pricing and profit improvement initiatives described below contributed to that ratio improvement, along with a 1.9 percentage-point decrease in the ratio for noncatastrophe weather losses. The total loss and loss expense ratio improved 1.4 percentage points in 2014, compared with 2013, primarily due to more favorable development on prior accident year reserves before catastrophe losses. Noncatastrophe weather losses in 2014 caused a 2.9 percentage-point increase in the ratio.

In addition to ongoing improvements in pricing precision and segmentation, we believe recent-year improvements in our property loss and loss expense ratio is in part due to increased use of property inspections and similar loss control efforts. More specialization among selected claims associates and increased use of higher minimum loss deductible amounts, including per-building wind or hail deductibles, also contributed to the improvement of those ratios.

Commercial Auto

(Dollars in millions)	Years ended December 31,			2015-2014	2014-2013
	2015	2014	2013	Change %	Change %
Written premiums	$575	$548	$507	5	8
Earned premiums	561	528	479	6	10

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	72.6%	68.7%	67.8%	3.9	0.9
Current accident year catastrophe losses	0.4	0.9	0.7	(0.5)	0.2
Prior accident years before catastrophe losses	5.7	7.4	0.4	(1.7)	7.0
Prior accident years catastrophe losses	(0.1)	(0.1)	(0.2)	0.0	0.1
Total loss and loss expenses ratio	78.6%	76.9%	68.7%	1.7	8.2

Commercial auto net written premiums and earned premiums rose in 2015 and 2014, largely due to higher pricing in both years.

The 2015 total loss and loss expense ratio rose 1.7 percentage points in 2015, compared with 2014, due to an increase of 3.9 points in the ratio for the current accident year before catastrophe losses. Nearly all of the ratio increase was attributable to case incurred experience on known claims. As part of the U.S. economic recession of a few years ago, slowing business activity influenced our estimates of reserves for ultimate losses and loss expenses during that period. As the economy slowly recovered, we believe we were slow to recognize some of the higher loss cost effects in current accident year reserve estimates for at least part of that period. As claims that occurred during that period have become more mature, paid and reported loss cost trends resulted in us increasing our reserve estimates for claims that have not yet been settled. The 2014 total loss and loss expense ratio rose 8.2 percentage points, compared with 2013. That increase was largely due to an increase of 7.0 points in unfavorable development on prior accident year reserves before catastrophe losses, including 4.7 points attributable to case incurred experience on known claims and 2.3 points attributable to IBNR reserves.

During 2015, a multi-department, multi-disciplinary taskforce continued implementing initiatives to improve our commercial auto profitability, similar to the approach we used to improve workers’ compensation results. Pricing precision is an ongoing focus. In 2016, we plan to increase commercial auto base premium rates for 16 states, with seven states at a double-digit percentage increase. Related actions include improving premium rate classification and using other rating variables in risk selection and pricing. In 2015, we also continued to further automate collection of key rating variables, including an enhanced process to verify vehicle identification numbers. We are continuing efforts to further automate the collection of driver history information through motor vehicle reports, allowing for better use of this information for modeling and other underwriting processes.

Cincinnati Financial Corporation - 2015 10-K - Page 67

Workers’ Compensation

(Dollars in millions)	Years ended December 31,			2015-2014	2014-2013
	2015	2014	2013	Change %	Change %
Written premiums	$357	$365	$374	(2)	(2)
Earned premiums	367	370	365	(1)	1

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	73.3%	77.8%	78.0%	(4.5)	(0.2)
Current accident year catastrophe losses	—	—	—	0.0	0.0
Prior accident years before catastrophe losses	(25.3)	(13.9)	(3.9)	(11.4)	(10.0)
Prior accident years catastrophe losses	—	—	—	0.0	0.0
Total loss and loss expenses ratio	48.0%	63.9%	74.1%	(15.9)	(10.2)

Workers’ compensation net written premiums and earned premiums decreased in 2015, largely due to a small decrease in average renewal pricing. In 2014, net written premiums decreased, while earned premiums rose slightly. Both increased in 2013. Average renewal pricing rose in 2014, but an $18 million decrease in new business written premiums in 2014 offset the effect of price increases, netting to the decrease in net written premiums.

The 2015 total loss and loss expense ratio improved compared with 2014, largely due to more benefit from favorable development on prior accident year reserves. We believe our workers' compensation results continue to reflect ongoing benefits of profit improvement initiatives that began in 2009, including using a predictive modeling tool to improve risk selection and pricing precision, adding staff specializing in workers’ compensation risks and direct reporting of workers’ compensation claims. Direct reporting allows us to quickly obtain detailed information from policyholders to promptly assign the appropriate level of claims handling expertise to each case. Obtaining more information sooner for specific claims allows for medical care appropriate to the nature of each injury, benefiting injured workers, employers and agents while ultimately lowering overall loss costs. In addition, our medical provider bill review process continues to provide significant savings compared with initial charges by providers. The 2014 total loss and loss expense ratio improved, compared with 2013, primarily due to more benefit from favorable development on prior accident year reserves.

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

Other Commercial Lines

(Dollars in millions)	Years ended December 31,			2015-2014	2014-2013
	2015	2014	2013	Change %	Change %
Written premiums	$223	$264	$309	(16)	(15)
Earned premiums	243	292	313	(17)	(7)

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	45.3%	53.4%	55.3%	(8.1)	(1.9)
Current accident year catastrophe losses	3.8	9.2	5.8	(5.4)	3.4
Prior accident years before catastrophe losses	(6.6)	(4.8)	3.8	(1.8)	(8.6)
Prior accident years catastrophe losses	(1.1)	(0.7)	(0.6)	(0.4)	(0.1)
Total loss and loss expenses ratio	41.4%	57.1%	64.3%	(15.7)	(7.2)

Other commercial lines includes policies with various insurance coverages, including various specialty packages designed for certain classes of business. Also included are policies providing management liability or surety coverages, in addition to policies with specific coverages for machinery and equipment.

Cincinnati Financial Corporation - 2015 10-K - Page 68

Net written premiums and earned premiums for our other commercial lines decreased in both 2015 and 2014, driven by a decrease in our specialty packages policies. Premiums for specialty packages decreased largely due to the introduction of CinciPak, a newer program designed to replace many of our specialty products. Premiums for CinciPak are included in our commercial casualty or commercial property lines of business.

The total loss and loss expense ratio for other commercial lines improved in 2015, compared with 2014, primarily due to improved loss experience for the current accident year before catastrophe losses. Careful underwriting, disciplined pricing and improved risk selection were largely responsible for the improvement. More favorable catastrophe loss experience also contributed to the 2015 improvement. The 2014 ratio improvement, compared with 2013, was primarily due to more benefit from favorable development on prior accident year reserves. Development on prior accident year reserves was unfavorable in 2013, largely due to experience with our management liability policies. Prior accident year reserve development has been volatile for this business in recent years, reflecting varying loss experience for director and officer liability related to financial institutions we insured during the U.S. credit crisis of 2008. We briefly described how we manage the potentially high risk of writing director and officer liability in Item 1, Commercial Lines Insurance Segment.

Commercial Lines Insurance Outlook
Net written premiums for the commercial lines industry, excluding its mortgage and financial guaranty lines of business, are projected to increase approximately 1 percent in 2016, with the industry statutory combined ratio estimated at approximately 99 percent. Over the past several years, renewal and new business pricing has experienced significant competitive pressure, reinforcing the need for more pricing analytics and careful risk selection. While competition remains intense, industrywide commercial lines market pricing turned positive toward the end of 2011 and continued to firm for a period of time, according to several industry surveys. Average renewal pricing for our commercial lines insurance segment generally followed a similar trend. According to a variety of reports that focus on the commercial lines market, commercial lines pricing is expected to continue to soften during 2016. Despite challenging market conditions from strong competition, we believe we can manage our business and execute strategic initiatives to offset market pressures to some extent and profitably grow our commercial lines insurance segment.

We intend to keep marketing our products to a broad range of business classes with a package approach, while also continuing to improve our pricing precision. We intend to maintain our underwriting selectivity and carefully manage our rate levels as well as our programs that seek to accurately match exposures with appropriate premiums. We will continue to evaluate each risk individually and to make decisions about rates, the use of three-year commercial policies and other policy conditions on a case-by-case basis, even in lines and classes of business that are under competitive pressure. We believe that our initiatives to improve pricing precision and lower loss costs will continue to benefit commercial lines profitability during 2016, and that recent-year premium growth initiatives will continue to increase commercial lines premiums.

Cincinnati Financial Corporation - 2015 10-K - Page 69

Personal Lines Insurance Results

Overview – Three-Year Highlights

(Dollars in millions)	Years ended December 31,			2015-2014	2014-2013
	2015	2014	2013	Change %	Change %
Earned premiums	$1,097	$1,041	$961	5	8
Fee revenues	3	2	1	50	100
Total revenues	1,100	1,043	962	5	8
Loss and loss expenses from:
Current accident year before catastrophe losses	713	660	594	8	11
Current accident year catastrophe losses	71	92	84	(23)	10
Prior accident years before catastrophe losses	8	(1)	(29)	nm	97
Prior accident years catastrophe losses	(3)	(11)	(10)	73	(10)
Loss and loss expenses	789	740	639	7	16
Underwriting expenses	323	293	290	10	1
Underwriting (loss) profit	$(12)	$10	$33	nm	(70)

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	64.9%	63.4%	61.9%	1.5	1.5
Current accident year catastrophe losses	6.5	8.8	8.8	(2.3)	0.0
Prior accident years before catastrophe losses	0.8	(0.1)	(3.0)	0.9	2.9
Prior accident years catastrophe losses	(0.3)	(1.0)	(1.1)	0.7	0.1
Loss and loss expenses	71.9	71.1	66.6	0.8	4.5
Underwriting expenses	29.4	28.1	30.2	1.3	(2.1)
Combined ratio	101.3%	99.2%	96.8%	2.1	2.4

Combined ratio:	101.3%	99.2%	96.8%	2.1	2.4
Contribution from catastrophe losses and prior years reserve development	7.0	7.7	4.7	(0.7)	3.0
Combined ratio before catastrophe losses and prior years reserve development	94.3%	91.5%	92.1%	2.8	(0.6)

Performance highlights for the personal lines insurance segment include:

•
Premiums – Earned premiums and net written premiums continued to grow in 2015, primarily due to higher renewal written premiums that included price increases. Renewal written premiums rose $36 million, or 4 percent, in 2015, compared with 2014.

•
Combined ratio – The 2015 combined ratio rose 2.1 percentage points, compared with 2014, largely due to a 1.3 percentage-point increase in the underwriting expense ratio as explained below. In addition, the total large loss ratio for losses of $1 million or more per claim, shown in the table below, rose 2.1 percentage points, largely due to higher losses for personal umbrella claims related to auto accidents. Those ratio increases were partially offset by a 1.6 percentage-point decrease in the ratio for 2015 natural catastrophe losses and a 1.7 percentage-point decrease in noncatastrophe weather losses that were not identified as part of designated catastrophe events for the property casualty industry.

We have increased our use of pricing precision and implemented numerous rate increases in recent years, to improve our personal lines insurance segment results. In addition, we have made greater use of higher minimum loss deductibles and nonrenewed policies in select areas more prone to natural catastrophes. We have worked to improve our geographic diversification by expanding our personal lines operation to several states less prone to catastrophes.
Our personal lines statutory combined ratio was 100.0 percent in 2015, up from 99.1 percent in 2014 and 96.3 percent in 2013. By comparison, the estimated industry personal lines combined ratio was 98.6 percent in 2015, 98.8 percent in 2014 and 97.5 percent in 2013. Our concentration of business in areas affected by catastrophe events contributed to recent-year results that differed from the overall industry, an issue we are

Cincinnati Financial Corporation - 2015 10-K - Page 70

addressing in part through gradual geographic expansion. The contribution of catastrophe losses to our personal lines statutory combined ratio was 6.2 percentage points in 2015, 7.8 percentage points in 2014 and 7.7 percentage points in 2013, compared with industry estimates of 4.0, 5.5 and 4.3 percentage points, respectively.

Personal Lines Insurance Premiums

(Dollars in millions)	Years ended December 31,			2015-2014	2014-2013
	2015	2014	2013	Change %	Change %
Agency renewal written premiums	$1,041	$1,005	$928	4	8
Agency new business written premiums	111	92	110	21	(16)
Other written premiums	(24)	(29)	(33)	17	12
Net written premiums	1,128	1,068	1,005	6	6
Unearned premium change	(31)	(27)	(44)	(15)	39
Earned premiums	$1,097	$1,041	$961	5	8

Personal lines insurance is a strategic component of our overall relationship with most of our agencies and is an important component of our agencies’ relationships with their clients. We believe agents recommend our personal insurance products for their clients who seek to balance quality and price and who are attracted by our superior claims service and the benefits of our package approach. We also believe our continuing efforts to improve pricing precision are helping us attract and retain more of our agencies’ preferred business, while also obtaining higher rates for more thinly-priced business. Our progress toward broader geographic diversification is reflected in part through premium growth trends. Personal lines earned premiums in our five highest volume states increased in aggregate by 3 percent in 2015, while premiums for the remaining states that include our newer areas of operation increased 8 percent in aggregate.

The 4 percent increase in agency renewal written premiums in 2015 largely reflected various rate changes. We estimate that premium rates for our personal auto line of business increased at average percentages near the low end of the mid-single-digit range during 2015, with some individual policies experiencing lower or higher rate changes based on enhanced pricing precision enabled by predictive models. Approved personal auto rate increases for 14 states, effective beginning in the second half of 2015, were at percentages averaging in the upper-single-digit range. For our homeowner line of business, we estimate that rate increases during 2015 averaged in the mid-single-digit range. Similar to our personal auto line of business, that average varied widely by state, and some individual policies experienced lower or higher rate changes based on pricing precision and current rate level indications that help determine appropriate premium rates.

Personal lines new business written premiums grew $19 million, or 21 percent, during 2015, compared with 2014. Key factors contributing to this growth included an increase in larger-sized policy submissions due to underwriting appetite and pricing changes made to our existing personal lines products, increased visibility of underwriters and additional marketing efforts directed toward our agencies. Some of what we report as new business came from accounts that were not new to our agents. We believe our agents’ seasoned accounts tend to be priced more accurately than business that may be less familiar to them. We estimate that growth in premiums for high net worth clients of our agencies contributed $4 million of the 2015 increase in overall personal lines new business written premiums. In addition, in 2014 we began rolling out advanced quote discounts for home and auto and new home purchase discounts in most states, allowing us to compete more effectively in the comparative rater environment.

Personal lines new business written premiums were down significantly in 2014, compared with 2013. The downward trend began in the second half of 2013 and was expected due to our increasing premium rates and underwriting actions such as expanded use of actual cash value loss settlement for older roofs.

Other written premiums primarily consist of premiums that are ceded to reinsurers and that lower our net written premiums. A decrease in ceded premiums contributed $5 million to net written premium growth for 2015, compared with 2014.

Cincinnati Financial Corporation - 2015 10-K - Page 71

Personal Lines Insurance Loss and Loss Expenses
Loss and loss expenses include both net paid losses and reserve changes for unpaid losses as well as the associated loss expenses. For our personal auto line of business in 2015, we experienced a rising trend in paid losses and loss expenses that was more than we expected. As a result, we increased our actuarial best estimate of ultimate loss and loss expense ratios for that line at the end of 2015, compared with year-end 2014. Net loss and loss expense reserves for our personal auto line of business at December 31, 2015, were $31 million, or 14 percent, higher than at year-end 2014. The IBNR portion of the reserve increase was $16 million.

Most of the incurred losses and loss expenses shown in the personal lines insurance segment three-year highlights table are for the respective current accident years, with reserve development on prior accident years shown separately. Since approximately two-thirds of our personal lines current accident year incurred losses and loss expenses represent net paid amounts, the remaining one-third represents reserves for our estimate of ultimate losses and loss expenses. These reserves develop over time, and we re-estimate previously reported reserves as we learn more about the development of the related claims. The table below illustrates that development. For example, the 72.2 percent accident year 2014 loss and loss expense ratio reported as of December 31, 2014, developed favorably by 1.8 percentage points to 70.4 percent due to claims settling for less than previously estimated, or due to updated reserve estimates for unpaid claims, as of December 31, 2015. Accident year 2013 for the personal lines insurance segment developed favorably during 2014 then unfavorably during 2015, as indicated by the progression over time for the ratios in the table. The unfavorable development during 2015 reflects the personal auto reserve addition described above.

(Dollars in millions)
Accident year loss and loss expenses incurred and ratios to earned premiums:
Accident year:	2015	2014	2013	2015	2014	2013
as of December 31, 2015	$784	$732	$675	71.4%	70.4%	70.3%
as of December 31, 2014		752	664		72.2	69.1
as of December 31, 2013			678			70.7

Catastrophe losses, as discussed in Consolidated Property Casualty Insurance Results, explain much of the movement in current accident year loss and loss expense ratios for accident year 2015, compared with accident year 2014. Catastrophe losses added 6.5 percentage points for 2015, and 8.8 points for both 2014 and 2013 to the respective personal lines current accident year loss and loss expense ratios in the table above. Personal lines catastrophe losses for 2015 resulted in a ratio well below our 10.9 percent 10-year annual average for personal lines that included 22.8 percent for 2011. Our personal lines catastrophe loss ratios for 2014 and 2013 were basically in line with our 8.7 percent 10-year annual average for the years 2001 through 2010. Personal lines catastrophe losses also are inherently volatile, as discussed above and in Consolidated Property Casualty Insurance Results.

The 64.9 percent ratio for current accident year loss and loss expenses before catastrophe losses for 2015 rose 1.5 percentage points compared with the 63.4 percent accident year 2014 ratio measured as of December 31, 2014. The increase was largely due to a 2.2 percentage-point increase in the ratio for current accident year losses of $1 million or more per claim, shown in the table below, that were largely for personal umbrella claims related to auto accidents. Lower noncatastrophe weather losses, noted above, partially offset the increase.

Personal lines reserve development on prior accident years recognized in 2015 was unfavorable by $5 million, in aggregate, compared with a favorable net amount of $12 million in 2014. The 2015 unfavorable development was driven by $15 million of unfavorable development for our personal auto line of business, including $10 million for accident year 2013. Our personal lines 2015 net unfavorable reserve development on prior accident years included $12 million of favorable development in our homeowner line of business. Favorable development recognized during 2014 and 2013 was also primarily from our homeowner line of business. Development by line of business and other trends for personal lines loss and loss expenses and the related ratios are further analyzed in Personal Lines of Business Analysis, and in Liquidity and Capital Resources, Property Casualty Insurance Development of Estimated Reserves by Accident Year.

Cincinnati Financial Corporation - 2015 10-K - Page 72

Personal Lines Insurance Losses by Size

(Dollars in millions, net of reinsurance)	Years ended December 31,			2015-2014	2014-2013
	2015	2014	2013	Change %	Change %
Current accident year losses greater than $5,000,000	$—	$—	$—	nm	nm
Current accident year losses $1,000,000-$5,000,000	45	20	32	125	(38)
Large loss prior accident year reserve development	—	1	7	(100)	(86)
Total large losses incurred	45	21	39	114	(46)
Losses incurred but not reported	18	19	(22)	(5)	nm
Other losses excluding catastrophe losses	566	539	466	5	16
Catastrophe losses	66	79	72	(16)	10
Total losses incurred	$695	$658	$555	6	19

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year losses greater than $5,000,000	0.0%	0.0%	0.0%	0.0	0.0
Current accident year losses $1,000,000-$5,000,000	4.1	1.9	3.4	2.2	(1.5)
Large loss prior accident year reserve development	0.0	0.1	0.7	(0.1)	(0.6)
Total large loss ratio	4.1	2.0	4.1	2.1	(2.1)
Losses incurred but not reported	1.6	1.8	(2.3)	(0.2)	4.1
Other losses excluding catastrophe losses	51.6	51.9	48.5	(0.3)	3.4
Catastrophe losses	6.0	7.6	7.5	(1.6)	0.1
Total loss ratio	63.3%	63.3%	57.8%	0.0	5.5

In 2015, personal lines total large losses incurred increased by $24 million, or 114 percent, compared with 2014, net of reinsurance. The ratio for 2015 large losses as a percent of earned premiums increased 2.1 percentage points. The 2015 increases on both a dollar and ratio basis were largely due to higher amounts of personal umbrella claims related to auto accidents. In 2014, total large losses decreased, compared with 2013, primarily due to lower amounts for our personal auto line of business. Our analysis indicated no unexpected concentration of these losses and reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. We believe the inherent volatility of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the volatility in addition to general inflationary trends in loss costs.

Personal Lines Insurance Underwriting Expenses

(Dollars in millions)	Years ended December 31,			2015-2014	2014-2013
	2015	2014	2013	Change %	Change %
Commission expenses	$206	$191	$192	8	(1)
Other underwriting expenses	117	102	98	15	4
Total underwriting expenses	$323	$293	$290	10	1
Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Commission expenses	18.8%	18.3%	20.0%	0.5	(1.7)
Other underwriting expenses	10.6	9.8	10.2	0.8	(0.4)
Total underwriting expense ratio	29.4%	28.1%	30.2%	1.3	(2.1)

Personal lines commission expense as a percent of earned premiums increased slightly in 2015 compared with 2014. The increase was primarily due to changes in estimates related to allocations of deferred acquisition costs by segment. Other underwriting expenses as a percent of earned premiums rose in 2015. The ratio increase was largely due to strategic investments that included enhancement of underwriting expertise, such as personal lines staff additions to support high net worth market expansion.

Cincinnati Financial Corporation - 2015 10-K - Page 73

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

For 2013 through 2015, our personal auto line of business had a total loss and loss expense ratio higher than desired. As discussed in the overview section of Personal Lines Insurance Results, and below, we are taking actions to improve pricing and reduce loss costs that we expect to benefit future profitability trends. A similar approach was used to improve the total loss and loss expense ratio for our homeowner line of business to a satisfactory result in recent years.

Personal Auto

(Dollars in millions)	Years ended December 31,			2015-2014	2014-2013
	2015	2014	2013	Change %	Change %
Written premiums	$524	$489	$460	7	6
Earned premiums	506	476	443	6	7

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	78.1%	76.0%	74.3%	2.1	1.7
Current accident year catastrophe losses	0.9	1.3	1.1	(0.4)	0.2
Prior accident years before catastrophe losses	3.0	0.0	—	3.0	0.0
Prior accident years catastrophe losses	(0.1)	(0.2)	(0.3)	0.1	0.1
Total loss and loss expenses ratio	81.9%	77.1%	75.1%	4.8	2.0

Net written and earned premiums for personal auto rose in 2015 and 2014, with both years reflecting recent-year rate increases, ongoing high levels of policy retention and a higher level of insured exposures.

The 2015 total loss and loss expense ratio rose 4.8 percentage points, in part due to the $31 million increase in net loss and loss expense reserves discussed above. The ratio for current accident year before catastrophe losses rose 2.1 points and included higher ratios on both a paid and net reserve change basis. The ratio for prior accident years before catastrophe losses rose 3.0 points, primarily for accident year 2013. The 2014 total loss and loss expense ratio increase was largely due to a 1.4 point increase for IBNR reserves that contributed to a total increase of 1.7 points in the ratio for the current accident year before catastrophe losses.

As discussed in Personal Lines Insurance Premiums, we continue to implement rate changes and improve our pricing precision to improve our total loss and loss expense ratio for our personal auto line of business. Estimated rate increases during 2015 averaged percentages near the low end of the mid-single-digit range, with some individual policies experiencing lower or higher rate changes by applying appropriate pricing precision actions. Approved personal auto rate increases for 14 states, effective beginning in the second half of 2015, were at percentages averaging in the upper-single-digit range.

We continue to work toward more precise pricing per risk in addition to broad-based rate increases to help improve profitability over the long term. A multi-department taskforce began work in 2015 to implement additional ways of improving our personal auto profitability, similar to the approach we used in the past to improve workers’ compensation results.

Cincinnati Financial Corporation - 2015 10-K - Page 74

Homeowner

(Dollars in millions)	Years ended December 31,			2015-2014	2014-2013
	2015	2014	2013	Change %	Change %
Written premiums	$474	$456	$428	4	7
Earned premiums	463	443	403	5	10

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	52.8%	54.0%	49.9%	(1.2)	4.1
Current accident year catastrophe losses	13.5	18.3	18.6	(4.8)	(0.3)
Prior accident years before catastrophe losses	(2.1)	(0.9)	(2.8)	(1.2)	1.9
Prior accident years catastrophe losses	(0.5)	(2.2)	(2.0)	1.7	(0.2)
Total loss and loss expenses ratio	63.7%	69.2%	63.7%	(5.5)	5.5

Net written and earned premiums for homeowner grew in both 2015 and 2014, primarily due to an increase in renewal written premiums that largely reflected higher pricing.

The total loss and loss expense ratio for 2015 included a decrease of 3.1 percentage points for catastrophe losses, compared with 2014. It also included a 3.5 percentage-point decrease from noncatastrophe weather losses. The 2014 ratio increase included a ratio for noncatastrophe weather losses that was 2.8 percentage points higher than 2013. The 2015 catastrophe loss ratio of 13.0 percentage points was below the 17.4 percent 10-year average for the years 1998 through 2007. For the six-year period 2008 through 2013, the homeowner catastrophe loss ratio averaged 31.5 percent, almost double the average of the previous 10 years. Our pricing models are adjusted annually to account for expected losses from catastrophe perils that relate to causes of insured losses from weather or earthquake catastrophe events.

Other Personal

(Dollars in millions)	Years ended December 31,			2015-2014	2014-2013
	2015	2014	2013	Change %	Change %
Written premiums	$130	$123	$117	6	5
Earned premiums	128	122	115	5	6

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	57.0%	48.3%	55.7%	8.7	(7.4)
Current accident year catastrophe losses	3.2	4.0	3.6	(0.8)	0.4
Prior accident years before catastrophe losses	2.0	2.5	(15.4)	(0.5)	17.9
Prior accident years catastrophe losses	(0.3)	(0.2)	(0.9)	(0.1)	0.7
Total loss and loss expenses ratio	61.9%	54.6%	43.0%	7.3	11.6

Other personal premiums grew in both 2015 and 2014. Premium trends for this line of business have generally been similar to the growth pattern of our personal auto and homeowner lines before the effects of reinsurance. Most of our other personal coverages are written in conjunction with homeowner or auto policies. In addition to umbrella liability coverage, our other personal lines policies provide property-oriented coverages such as dwelling fire and inland marine.

Loss and loss expense ratios in 2015 continued at a profitable level, despite a significant increase for current accident year before catastrophe losses. That increase reflected an $11 million, or 122 percent, increase in large losses incurred of $1 million or more per claim, primarily from personal umbrella claims related to auto accidents. Reserve development on prior accident years did not benefit these ratios in 2015 or 2014, following a significant benefit in 2013. Reserve development can fluctuate significantly for this business line because personal umbrella liability coverage is a major component of other personal losses.

Cincinnati Financial Corporation - 2015 10-K - Page 75

Personal Lines Insurance Outlook
A.M. Best projections for 2016 indicate personal lines written premiums for the U.S. property casualty industry may grow approximately 3 percent, with an industry statutory combined ratio estimated at approximately 100 percent. We believe our growth rate will likely be higher than the industry projection for 2016, driven by our rate increases, stable policy retention rate, accelerated pace of new agency appointments in recent years and increased focus on the high net worth personal lines market. Our high net worth initiative, along with various other actions to improve performance in our personal lines insurance segment, is discussed in greater detail in Item 1, Our Business and Our Strategy, Strategic Initiatives and Personal Lines Insurance Results. Our personal lines pricing trends need to exceed loss trends to improve personal lines profitability, thereby helping to achieve our corporate financial targets. We discuss our overall outlook for our property casualty insurance operations in the Executive Summary.

Cincinnati Financial Corporation - 2015 10-K - Page 76

Excess and Surplus Lines Insurance Results

Overview – Three-Year Highlights

(Dollars in millions)	Years ended December 31,			2015-2014	2014-2013
	2015	2014	2013	Change %	Change %
Earned premiums	$168	$148	$116	14	28
Fee revenues	1	—	—	nm	nm
Total revenues	169	148	116	14	28
Loss and loss expenses from:
Current accident year before catastrophe losses	104	101	78	3	29
Current accident year catastrophe losses	1	3	1	(67)	200
Prior accident years before catastrophe losses	(34)	(29)	(13)	(17)	(123)
Prior accident years catastrophe losses	(1)	—	—	nm	nm
Loss and loss expenses	70	75	66	(7)	14
Underwriting expenses	48	43	36	12	19
Underwriting profit	$51	$30	$14	70	114

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	62.1%	68.1%	67.1%	(6.0)	1.0
Current accident year catastrophe losses	0.5	1.8	0.7	(1.3)	1.1
Prior accident years before catastrophe losses	(20.6)	(19.6)	(11.2)	(1.0)	(8.4)
Prior accident years catastrophe losses	(0.1)	0.2	0.1	(0.3)	0.1
Loss and loss expenses	41.9	50.5	56.7	(8.6)	(6.2)
Underwriting expenses	28.1	28.9	31.1	(0.8)	(2.2)
Combined ratio	70.0%	79.4%	87.8%	(9.4)	(8.4)

Combined ratio:	70.0%	79.4%	87.8%	(9.4)	(8.4)
Contribution from catastrophe losses and prior years reserve development	(20.2)	(17.6)	(10.4)	(2.6)	(7.2)
Combined ratio before catastrophe losses and prior years reserve development	90.2%	97.0%	98.2%	(6.8)	(1.2)

Our excess and surplus lines insurance segment includes results of The Cincinnati Specialty Underwriters Insurance Company and CSU Producer Resources Inc. Performance highlights for this segment include:

•
Premiums – Earned premiums and net written premiums continued to grow steadily during 2015. Growth was driven by higher renewal written premiums that included average renewal price increases near the low end of the mid-single-digit range. New business written premiums for 2015 again increased compared with the prior year, but at a slower rate than in 2014, reflecting careful underwriting in an increasingly competitive market.

•	Combined ratio – The combined ratio improved 9.4 percentage points in 2015, primarily due to improved experience in current accident year losses and loss expenses before catastrophe losses.

Cincinnati Financial Corporation - 2015 10-K - Page 77

Excess and Surplus Lines Insurance Premiums

(Dollars in millions)	Years ended December 31,			2015-2014	2014-2013
	2015	2014	2013	Change %	Change %
Agency renewal written premiums	$128	$111	$94	15	18
Agency new business written premiums	56	51	42	10	21
Other written premiums	(9)	(9)	(8)	0	(13)
Net written premiums	175	153	128	14	20
Unearned premium change	(7)	(5)	(12)	(40)	58
Earned premiums	$168	$148	$116	14	28

The $17 million increase in 2015 renewal premiums reflected the opportunity to renew many policies for the first time as well as higher renewal pricing. Average renewal price increases were near the low end of the mid-single-digit range during 2015, while 2014 was higher in that same range. December 2015 was the 64th consecutive month of positive average price changes for this segment of our property casualty business. We measure average changes in excess and surplus lines renewal pricing as the rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies.

New business written premiums rose 10 percent in 2015, compared with 2014. In addition to careful underwriting in an increasingly competitive market, writing fewer new large-premium accounts also contributed to the slowing growth rate in new business written premiums.

Other written premiums are primarily premiums that are ceded to reinsurers and that lower our net written premiums. Ceded premium volume for 2015 was similar to 2014, as lower reinsurance premium rates essentially offset higher written premiums subject to reinsurance.

Excess and Surplus Lines Loss and Loss Expenses
Loss and loss expenses include both net paid losses and reserve changes for unpaid losses, as well as the associated loss expenses. The majority of the total incurred losses and loss expenses shown above in the three-year highlights table are for the respective current accident years, with reserve development on prior accident years shown separately. Since less than 20 percent of our 2015 excess and surplus lines current accident year incurred losses and loss expenses represents net paid amounts, a large majority represents reserves for our estimate of unpaid losses and loss expenses. These reserves develop over time, and we update our estimates of previously reported reserves as we learn more about the development of the related claims. The table below illustrates that development. For example, the 69.9 percent accident year 2014 loss and loss expense ratio reported as of December 31, 2014, developed favorably by 9.4 percentage points to 60.5 percent due to claims settling for less than previously estimated, or due to updated reserve estimates for unpaid claims, as of December 31, 2015. Accident years 2014 and 2013 for this segment have both developed favorably, as indicated by the progression over time of the ratios in the table.

(Dollars in millions)
Accident year loss and loss expenses incurred and ratios to earned premiums:
Accident year:	2015	2014	2013	2015	2014	2013
as of December 31, 2015	$105	$90	$59	62.6%	60.5%	51.3%
as of December 31, 2014		104	69		69.9	59.7
as of December 31, 2013			79			67.8

Catastrophe losses, as discussed in Consolidated Property Casualty Insurance Results, explain some of the movement in current accident year loss and loss expense ratios for accident year 2015 compared with 2014. Catastrophe losses added 0.5 percentage points in 2015, following 1.8 percentage points in 2014 and 0.7 percentage points in 2013, to the respective excess and surplus lines current accident year loss and loss expense ratios in the table above.

Cincinnati Financial Corporation - 2015 10-K - Page 78

The 62.1 percent ratio for current accident year loss and loss expenses before catastrophe losses for 2015 decreased 6.0 percentage points compared with the 68.1 percent accident year 2014 ratio measured as of December 31, 2014. We recognized significant favorable reserve development on prior accident years during 2015 and also during 2014, with a ratio effect of approximately 20 percentage points for each year.

Excess and surplus lines reserve development on prior accident years continued to net to a favorable amount in 2015 as $35 million was recognized, compared with $29 million in 2014. Approximately two-thirds of the 2015 favorable development was for accident years 2014 and 2013 in aggregate, and was primarily due to lower than anticipated emergence on known claims.

We believe the loss and loss expense reserves for our excess and surplus lines business are adequate. We establish case reserves in a manner consistent with standard lines coverages, despite the more restrictive terms and conditions for excess and surplus lines policies. The amount of outstanding reserves for our excess and surplus lines operation can be seen in a table in Liquidity and Capital Resources, Property Casualty Loss and Loss Expense Obligations and Reserves. One indication of how long it takes for most of the outstanding reserves to be settled is to measure outstanding reserves by accident year at different points in time. For accident year 2010 and all accident years prior to that, at December 31, 2010, we reported reserves for estimated unpaid losses and loss expenses of $55 million, net of reinsurance. At December 31, 2015, our estimate for the remaining unpaid losses that occurred in those accident years was less than $3 million. The inherent uncertainty in estimating reserves is discussed in Liquidity and Capital Resources, Property Casualty Insurance Loss and Loss Expense Obligations and Reserves. Development trends are further analyzed in Property Casualty Insurance Development of Estimated Reserves by Accident Year.

Excess and Surplus Lines Insurance Losses by Size

(Dollars in millions, net of reinsurance)	Years ended December 31,			2015-2014	2014-2013
	2015	2014	2013	Change %	Change %
Current accident year losses greater than $5,000,000	$—	$—	$—	nm	nm
Current accident year losses $1,000,000-$5,000,000	4	3	3	33	—
Large loss prior accident year reserve development	3	(1)	1	nm	nm
Total large losses incurred	7	2	4	250	(50)
Losses incurred but not reported	2	24	20	(92)	20
Other losses excluding catastrophe losses	35	25	23	40	9
Catastrophe losses	1	4	1	(75)	nm
Total losses incurred	$45	$55	$48	(18)	15

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year losses greater than $5,000,000	0.0%	0.0%	0.0%	0.0	0.0
Current accident year losses $1,000,000-$5,000,000	2.4	2.3	2.7	0.1	(0.4)
Large loss prior accident year reserve development	1.7	(0.9)	0.8	2.6	(1.7)
Total large loss ratio	4.1	1.4	3.5	2.7	(2.1)
Losses incurred but not reported	1.0	16.4	16.8	(15.4)	(0.4)
Other losses excluding catastrophe losses	21.2	17.2	20.3	4.0	(3.1)
Catastrophe losses	0.4	1.8	0.7	(1.4)	1.1
Total loss ratio	26.7%	36.8%	41.3%	(10.1)	(4.5)

In 2015, total large losses incurred increased by $5 million or 250 percent, net of reinsurance, helping to raise the corresponding ratio by 2.7 percentage points, compared with 2014. That ratio for 2014 trended in the opposite direction, largely due to 2014 total large losses decreasing from 2013. Our analysis indicated no unexpected concentration of these losses and reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. We believe the inherent volatility of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the volatility in addition to general inflationary trends in loss costs.

Cincinnati Financial Corporation - 2015 10-K - Page 79

Excess and Surplus Lines Insurance Underwriting Expenses

(Dollars in millions)	Years ended December 31,			2015-2014	2014-2013
	2015	2014	2013	Change %	Change %
Commission expenses	$33	$27	$21	22	29
Other underwriting expenses	15	16	15	(6)	7
Total underwriting expenses	$48	$43	$36	12	19
Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Commission expenses	19.2%	18.3%	18.6%	0.9	(0.3)
Other underwriting expenses	8.9	10.6	12.5	(1.7)	(1.9)
Total underwriting expenses ratio	28.1%	28.9%	31.1%	(0.8)	(2.2)

Excess and surplus lines commission expense as a percent of earned premiums was fairly stable during the three-year period ending in December 2015. Other underwriting expenses declined in 2015 and 2014 as a percent of earned premiums, largely due to earned premiums rising faster than those expenses.

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

Cincinnati Financial Corporation - 2015 10-K - Page 80

Life Insurance Results

Overview – Three-Year Highlights

(Dollars in millions)	Years ended December 31,			2015-2014	2014-2013
	2015	2014	2013	Change %	Change %
Earned premiums	$209	$198	$189	6	5
Separate account investment management fees	5	6	4	(17)	50
Total revenues	214	204	193	5	6
Contract holders' benefits incurred	236	229	204	3	12
Investment interest credited to contract holders'	(86)	(83)	(80)	(4)	(4)
Underwriting expenses incurred	66	63	60	5	5
Total benefits and expenses	216	209	184	3	14
Life insurance segment (loss) profit	$(2)	$(5)	$9	(60)	nm

Performance highlights for the life insurance segment include:

•
Revenues – Earned premiums rose 6 percent for the year 2015, as shown in the table below that includes details by major line of business. Our largest life insurance product line, term life insurance, rose 4 percent. Net in-force policy face amounts rose 5 percent to $52.735 billion at year-end 2015 from $50.356 billion at year-end 2014 and $48.063 billion at year-end 2013.

•
Profitability – The life insurance segment frequently reports only a small profit or loss because most of its investment income is included in the investments segment results. We include only investment income credited to contract holders (interest assumed in life insurance policy reserve calculations) in life insurance segment results. The segment reported a $2 million loss in 2015, following a $5 million loss in 2014 and $9 million of profit in 2013. It has averaged a $1 million loss over the past five years.

Earned premiums rose $11 million in 2015, primarily due to growth in our term life and universal life insurance business, as shown in the table below. Growth in 2014 was primarily due to term life insurance.

(Dollars in millions)	Years ended December 31,			2015-2014	2014-2013
	2015	2014	2013	Change %	Change %
Term life insurance	$136	$131	$122	4	7
Universal life insurance	39	35	35	11	0
Other life insurance, annuity and disability income products	34	32	32	6	0
Net earned premiums	$209	$198	$189	6	5

We market term, whole and universal life products, fixed annuities and disability income products. In addition, we offer term, whole and universal life and disability insurance to employees at their worksite. These products provide our property casualty agency force with excellent cross-serving opportunities for both commercial and personal accounts.

Over the past several years, we have worked to maintain a portfolio of simple, yet competitive, products primarily under the LifeHorizons banner. Our product development efforts emphasize death benefit protection and guarantees. Distribution expansion within our property casualty insurance agencies remains a high priority. Our 31 life field marketing representatives work in partnership with our 134 property casualty field marketing representatives. Approximately 69 percent of our term and other life insurance product premiums were generated through our property casualty insurance agency relationships.

Life insurance segment expenses consist principally of:

•
Contract holders’ benefits incurred, related to traditional life and interest-sensitive products, accounted for 78.1 percent of 2015 total benefits and expenses compared with 78.4 percent in 2014 and 77.3 percent in 2013. Total contract holders’ benefits increased as life policy reserves and net death claims were higher in 2015,

Cincinnati Financial Corporation - 2015 10-K - Page 81

compared with 2014. Net death claims increased over 2014, slightly exceeding our projections while remaining within our range of pricing expectations.

•
Underwriting expenses incurred, net of deferred acquisition costs, accounted for 21.9 percent of 2015 total benefits and expenses compared with 21.6 percent in 2014 and 22.7 percent in 2013. Expenses in 2015 increased 5 percent, slightly less than the 6 percent in earned premiums. In 2014, the percentage increase for expenses matched earned premiums.

Life insurance segment profitability depends largely on premium levels, the adequacy of product pricing, underwriting skill and operating efficiencies. This segment’s results include only investment interest credited to contract holders (interest assumed in life insurance policy reserve calculations). The remaining investment income is reported in the investments segment results. The life investment portfolio is managed to earn target spreads between earned investment rates on general account assets and rates credited to policyholders. We consider the value of assets under management and investment income for the life investment portfolio as key performance indicators for the life insurance segment.

We seek to maintain a competitive advantage with respect to benefits paid and reserve increases by consistently achieving better than average claims experience due to skilled underwriting. Commissions paid by the life insurance operation are on par with industry averages.

We recognize that assets under management, capital appreciation and investment income are integral to evaluation of the success of the life insurance segment because of the long duration of life products. On a basis that includes investment income and realized gains or losses from life insurance-related invested assets, the life insurance company reported a net profit of $41 million in 2015, compared with net profit of $39 million in 2014 and $48 million in 2013. The life insurance company portfolio had after-tax net realized investment gains of less than $1 million in 2015, compared with $3 million in 2014 and $4 million in 2013. Realized investment gains and losses are discussed under Investments Results. We exclude most of our life insurance company investment income from investments segment results.

Life Insurance Outlook
We view the life insurance industry as stable and poised for a rebound in 2016. The decade-long slump in life insurance sales appears like it may be ending. Historic lows in life insurance ownership are likely to be the catalyst for new growth. We believe those carriers who are able to adjust the insurance buying experience to align with millennial expectations will be the new market leaders. Accordingly, we are pursuing a new approach to how life insurance is sold to our middle market property casualty customers. We expect to have a new term product available in the latter half of 2016 that will use this new approach.

The major macroeconomic factor that could cause disruption in the industry remains the level of interest rates. While the Federal Reserve increased short-term rates in December 2015, and has signaled that it intends to do so again in 2016, long-term rates remain stubbornly depressed. If long-term rates fail to rise in tandem with short-term rates, prices on life insurance products will be pressured to increase, which would adversely affect growth.

On the regulatory front, we expect the implementation of principle-based statutory reserves to be a long-term positive development, granting us greater flexibility with capital management. Recent legislative action indicates that we will likely be able to start using the new rules for new business by January 1, 2017. Term insurance remains our core product and stands to benefit the most under the new reserving rules.

Cincinnati Financial Corporation - 2015 10-K - Page 82

Investments Results

Overview – Three-Year Highlights

Investments Results

(Dollars in millions)	Years ended December 31,			2015-2014	2014-2013
	2015	2014	2013	Change %	Change %

Total investment income, net of expenses	$572	$549	$529	4	4
Investment interest credited to contract holders'	(86)	(83)	(80)	(4)	(4)
Realized investment gains, net	70	133	83	(47)	60
Investments profit, pretax	$556	$599	$532	(7)	13

The investments segment contributes investment income and realized gains and losses to results of operations. Investments provide our primary source of pretax and after-tax profits.

•
Investment income – Pretax investment income grew $23 million, or 4 percent, in 2015, with increases from interest and dividends contributing nearly equal dollar amounts. Dividend income reflected rising dividend rates and net purchases of equity securities from available funds. Interest income also rose, as net purchases of fixed-maturity securities offset the continuing effects on bond yields of the low interest rate environment. Pretax investment income also rose 4 percent in 2014, reflecting significantly higher dividend income and a modest increase in interest income. Average yields in the investment income table below are based on the average invested asset and cash amounts indicated in the table using fixed-maturity securities valued at amortized cost and all other securities at fair value.

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

Total investment return of 0.1 percent in 2015 was significantly less than in 2014, despite the 4 percent increase in investment income described above. The contribution from 2015 investment income and realized investment gains, in aggregate, was nearly offset by a negative contribution from the net change in unrealized gains and losses. The base component of the return calculation, annual average invested assets, was up 7 percent in 2015. For 2014 compared with 2013, total investment return declined 0.6 percentage points. The return contribution from the combination of 2014 investment income and net investment gains, both realized and the change in unrealized, at $1.073 billion, essentially matched 2013. The base component of the return calculation, annual average invested assets, was up 8 percent.

Cincinnati Financial Corporation - 2015 10-K - Page 83

(Dollars in millions)	Years ended December 31,			2015-2014	2014-2013
	2015	2014	2013	Change %	Change %
Invested assets beginning balance:
Fixed maturities	$9,460	$9,121	$9,093	4	0
Equity securities	4,858	4,375	3,373	11	30
Other invested assets	68	68	68	0	0
Invested assets beginning balance	14,386	13,564	12,534	6	8
Average acquisitions (dispositions), net	350	224	288	56	(22)
Annual average invested assets	$14,736	$13,788	$12,822	7	8

Total investment return:
Total investment income, net of expenses	$572	$549	$529	4	4
Total realized investment gains	70	133	83	(47)	60
Total invested assets change in unrealized gains and losses	(625)	391	459	nm	(15)
Total	$17	$1,073	$1,071	(98)	0

Total return on invested assets before tax	0.1%	7.8%	8.4%

Investment Income
The primary drivers of investment income were:

•
Interest income rose $11 million, or 3 percent, in 2015. The average fixed-maturity pretax yield declined by approximately 6 basis points but was offset by a larger fixed-maturity portfolio that rose 5 percent on an amortized cost basis. Interest income increased 1 percent in 2014 when that yield declined by approximately 14 basis points while the portfolio rose 3 percent on an amortized cost basis.

•
Dividend income rose $12 million, or 9 percent, in 2015, after rising 13 percent in 2014. Increases in dividend payment rates for most of the holdings in our common stock portfolio during both 2015 and 2014, plus a net increase in funds invested in that portfolio for both years, drove the increases in dividend income.

Cincinnati Financial Corporation - 2015 10-K - Page 84

(Dollars in millions)	Years ended December 31,			2015-2014	2014-2013
	2015	2014	2013	Change %	Change %
Investment income:
Interest	$428	$417	$413	3	1
Dividends	150	138	122	9	13
Other	3	2	3	50	(33)
Less investment expenses	9	8	9	13	29
Investment income, pretax	572	549	529	4	4
Less income taxes	135	130	128	4	(1)
Total investment income, after-tax	$437	$419	$401	4	4

Investment returns:
Effective tax rate	23.6%	23.7%	24.1%
Average invested assets plus cash and cash equivalents	$14,515	$13,951	$12,832
Average yield pretax	3.94%	3.94%	4.12%
Average yield after-tax	3.01	3.00	3.13

Fixed-maturity returns:
Effective tax rate	27.1%	27.0%	27.1%
Average amortized cost	$9,098	$8,755	$8,430
Average yield pretax	4.70%	4.76%	4.90%
Average yield after-tax	3.43	3.48	3.57

In 2015, we continued to invest available cash flow in both fixed income and equity securities in a manner that we believe balances current income needs with longer-term invested asset growth goals. While our bond portfolio more than covers our insurance reserve liabilities, we believe our diversified common stock portfolio of mainly blue chip, dividend-paying companies represents one of our best investment opportunities for the long term. We position our portfolio with consideration to both the challenges presented by the current low interest rate environment and the risks presented by potential future inflation. As bonds in our generally laddered portfolio mature or are called over the near term, we will be challenged to replace their current yield. The table below summarizes pretax yield to amortized costs excluding any book value adjustments due to impairment for bonds in our fixed-maturity portfolio by various maturity periods.

At December 31, 2015	% Yield	Principal redemptions
Fixed-maturity yield profile:
Expected to mature during 2016	4.37%	$690
Expected to mature during 2017	4.77	628
Expected to mature during 2018	5.78	978
Average yield and total expected redemptions from 2016 through 2018	5.08	$2,296

Cincinnati Financial Corporation - 2015 10-K - Page 85

The average pretax yield of 4.00 percent for fixed-maturity securities acquired during 2015, shown in the table below, was lower than the 4.70 percent average yield-to-amortized cost of the fixed-maturity securities portfolio at the end of 2015.

	Years ended December 31,
	2015	2014
Average pretax yield-to-amortized cost on new fixed-maturities:
Acquired taxable fixed-maturities	4.48%	4.43%
Acquired tax-exempt fixed-maturities	3.34	3.21
Average total fixed-maturities acquired	4.00	3.88

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

Net realized investment gains and losses totaling $70 million for the year ended December 31, 2015, included:

•	$103 million in net realized gains from equity security sales.

•	$18 million in net realized gains from fixed-maturity security sales and calls.

•	$1 million in other net realized gains.

•	$52 million in OTTI charges to write down 20 holdings of equity and fixed-maturity securities.

The $133 million net realized investment gains and losses in 2014 were primarily due to $136 million in net realized gains from equity security sales and $18 million from fixed-maturity security sales and calls, partially offset by $24 million of OTTI charges for six securities.

In 2013, the $83 million net realized investment gains and losses were largely due to $64 million in net realized gains from equity security sales and $15 million from fixed-maturity security sales and calls.

Cincinnati Financial Corporation - 2015 10-K - Page 86

OTTI charges from the investment portfolio by the asset classes we described in Item 1, Our Segments, Investments Segment, are summarized below:

(Dollars in millions)	Years ended December 31,
	2015	2014	2013
Taxable fixed maturities:
Impairment amount	$18	$15	$1
New amortized cost	$9	$22	$4
Percent to total amortized cost owned	—%	—%	—%
Number of securities other-than-temporarily impaired	2	1	3
Percent to number of securities owned	—%	—%	—%

Tax-exempt fixed maturities:
Impairment amount	$—	$—	$1
New amortized cost	$—	$—	$5
Percent to total amortized cost owned	—%	—%	—%
Number of securities other-than-temporarily impaired	1	1	4
Percent to number of securities owned	—%	—%	—%

Common equities:
Impairment amount	$33	$9	$—
New cost	$43	$79	$—
Percent to total cost owned	2%	3%	—%
Number of securities other-than-temporarily impaired	14	4	—
Percent to number of securities owned	21%	6%	—%

Nonredeemable preferred equities:
Impairment amount	$1	$—	$—
New cost	$19	$—	$—
Percent to total cost owned	10%	—%	—%
Number of securities other-than-temporarily impaired	3	—	—
Percent to number of securities owned	8%	—%	—%

Totals:
Impairment amount	$52	$24	$2
New cost or amortized cost	$71	$101	$9
Percent to total cost or amortized cost owned	1%	1%	—%
Number of securities other-than-temporarily impaired	20	6	7
Percent to number of securities owned	1%	—%	—%

Cincinnati Financial Corporation - 2015 10-K - Page 87

OTTI charges from the investment portfolio by industry are summarized as follows:

(Dollars in millions)	Years ended December 31,
	2015	2014	2013
Fixed maturities:
Basic industry	$18	$15	$—
Municipal	—	—	1
Utilities	—	—	1
Total fixed maturities	18	15	2

Common equities:
Consumer Staples	—	6	—
Energy	33	3	—
Total common equities	33	9	—

Nonredeemable preferred equities:
Financials	1	—	—
Total nonredeemable preferred equities	1	—	—

Total	$52	$24	$2

Investments Outlook
With the Federal Reserve determined to take a measured approach to rate increases and global economic growth remaining under pressure, it appears likely that we will continue to experience bond yields below historic norms. This will likely extend pressure on investment income growth.

We continue to focus on portfolio strategies to balance near-term income generation and long-term book value growth. In 2016, we expect to continue to allocate a portion of cash available for investment to equity securities, taking into consideration corporate liquidity and income requirements, as well as insurance department regulations and rating agency comments. We discuss our portfolio strategies in Item 1, Our Segments, Investments Segment.

We believe that a weak or prolonged recovery from current economic conditions could heighten the risk of renewed pressure on securities markets, which could lead to additional OTTI charges. Our asset impairment committee continues to monitor the investment portfolio. The current asset impairment policy is described in Critical Accounting Estimates, Asset Impairment.

Cincinnati Financial Corporation - 2015 10-K - Page 88

Other
Total revenues in 2015 for our Other operations increased, compared with 2014, primarily due to earned premiums from our Cincinnati Re business. Other also includes noninvestment operations of the parent company and its commercial leasing and financial services subsidiary, CFC Investment Company. Total expenses for Other also increased in 2015, primarily due to losses and loss expenses and underwriting expenses from our Cincinnati Re operations.

Other loss in the table below represents losses before income taxes. For 2015 and each prior year shown, Other loss was largely driven by interest expense from debt of the parent company. The net result of our 2015 reinsurance assumed operations was a small profit.

(Dollars in millions)	Years ended December 31,			2015-2014	2014-2013
	2015	2014	2013	Change %	Change %
Interest and fees on loans and leases	$5	$6	$7	(17)	(14)
Earned premiums	10	—	—	nm	nm
Other revenues	2	2	2	0	0
Total revenues	17	8	9	113	(11)
Interest expense	53	53	54	0	(2)
Loss and loss expenses	5	—	—	nm	nm
Underwriting expenses	3	—	—	nm	nm
Operating expenses	13	14	15	(7)	(7)
Total expenses	74	67	69	10	(3)
Other loss	$(57)	$(59)	$(60)	3	2

Taxes
We had $247 million of income tax expense in 2015 compared with $196 million in 2014 and $197 million in 2013. Our corporate effective tax rate for 2015 was 28.0 percent compared with 27.2 percent in 2014 and 27.6 percent in 2013.

The change in our effective tax rate was primarily due to changes in pretax income from underwriting results and realized investment gains and losses, with small changes in the amount of permanent book-tax differences.

Historically, we have pursued a strategy of investing some portion of cash flow in tax-advantaged fixed-maturity and equity securities to minimize our overall tax liability and maximize after-tax earnings. See Item 1, Our Segments, Tax-Exempt Fixed Maturities, for further discussion on municipal bond purchases in our fixed-maturity investment portfolio. For our property casualty insurance subsidiaries, approximately 85 percent of interest from tax-advantaged fixed-maturity investments and approximately 60 percent of dividends from qualified equities are exempt from federal tax after applying proration from the 1986 Tax Reform Act. Our noninsurance companies own an immaterial amount of tax-advantaged fixed-maturity investments. For our noninsurance companies, the dividend received deduction exempts 70 percent of dividends from qualified equities. Our life insurance company does not own tax-advantaged, fixed maturity investments or equities subject to the dividend received deduction. Our effective tax rate reconciliation is found in Item 8, Note 11 of the Consolidated Financial Statements.

Cincinnati Financial Corporation - 2015 10-K - Page 89

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

Parent Company Liquidity
At December 31, 2015, the parent company had $1.747 billion in cash and marketable securities, providing strong liquidity to fund cash outflows, as needed. The payment of dividends to shareholders is largely based upon receiving subsidiary dividends. Alternatively, we could sell investments or use our line of credit to support the dividend payment.

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

(Dollars in millions)	Years ended December 31,
	2015	2014	2013
Sources of liquidity:
Insurance subsidiary dividends received	$447	$400	$350
Investment income received	53	46	41
Proceeds from stock options exercised	24	22	25
Uses of liquidity:
Shareholders' dividend payments	$366	$278	$263
Debt interest payments	52	52	53
Share repurchases	53	21	52
Short-term debt repayment	—	55	—
Pension contribution	5	5	15

Dividends received from the subsidiary in 2015 were $47 million more than 2014, supported by strong property casualty insurance subsidiary net cash flow from operating activities. We expect 2016 parent company sources of cash flows to be similar to 2015. The majority of expenditures for the parent company have been consistent during the last three years, and we expect future expenditures to remain fairly stable. Share repurchases are discretionary, depending on cash availability and capital management decisions.

Insurance Subsidiary Liquidity
The parent company’s insurance subsidiary is largely the operations of the property casualty segments. The primary sources of cash inflows are collection of premiums, investment income, maturity of fixed-income securities and sale proceeds from investments. Property casualty insurance premiums generally are received before losses are paid under the policies purchased with those premiums. Cash outflows are primarily loss and loss expenses, commissions, salaries, taxes, operating expenses and investment purchases. Over the three-year period ended December 31, 2015, premium receipts and investment income have been more than sufficient to pay claims and operating expenses. Excess cash flows were partially used to pay dividends to the parent company. We are not aware of any known trends that would materially change historical cash flow results other than fluctuations in catastrophe claims and other large losses either individually or in aggregate.

Cincinnati Financial Corporation - 2015 10-K - Page 90

The table below shows a summary of operating cash flow for property casualty insurance (direct method). Historically, annual variation in operating cash flow has been largely related to changes in amounts of catastrophe losses.

(Dollars in millions)	Years ended December 31,
	2015	2014	2013
Premiums collected	$4,379	$4,147	$3,866
Loss and loss expenses paid	(2,349)	(2,413)	(2,172)
Commissions and other underwriting expenses paid	(1,306)	(1,239)	(1,164)
Cash flow from underwriting	724	495	530
Investment income received	379	371	355
Cash flow from operations	$1,103	$866	$885

Other Sources of Liquidity
Cash in excess of operating requirements is invested in fixed-maturity and equity securities. Cash generated from investment income provides an important investment contribution to cash flow and liquidity. The sale of investments could provide an additional source of liquidity at either the parent company or insurance subsidiary level, if required. In addition to possible sales of investments, proceeds of call or maturities of fixed-maturity securities also can provide liquidity. During the five-year period beginning in 2016, fair value of $3.702 billion, or 38.4 percent, of our fixed-maturity portfolio is scheduled to mature. At year-end 2015, total unrealized gains in the investment portfolio, before deferred income taxes, were $2.094 billion. Liquidity sourced from our investment portfolio is not materially at risk from European-based securities. At the end of 2015 this totaled $339 million on a fair value basis, or 2.4 percent of our total investments. We own no European sovereign debt. Our European-based securities are summarized by country in Item 7A, Qualitative and Quantitative Disclosures About Market Risk.

Financial resources of the parent company also could be made available to our insurance subsidiaries, if circumstances required. This flexibility would include our ability to access the capital markets and short-term bank borrowings. We generally have minimized our reliance on debt financing although we may use the line of credit to fund short-term cash needs.

Long-Term Debt
We provide details of our three long-term notes in Item 8, Note 8 of the Consolidated Financial Statements. None of the notes are encumbered by rating triggers. The total principal amount of our long-term debt at December 31, 2015, was $793 million and included:

•	$28 million aggregate principal amount of 6.900% senior debentures due 2028.

•	$391 million aggregate principal amount of 6.920% senior debentures due 2028.

•	$374 million aggregate principal amount of 6.125% senior debentures due 2034.

The company’s senior debt is rated investment grade by independent rating firms. On June 30, 2015, Standard & Poor’s Ratings Services upgraded its rating of our debt that it had assigned in July 2010, to BBB+ from BBB, revising its outlook to stable. None of the other three rating agencies made changes to our debt ratings in 2015. Our debt ratings at February 24, 2016, were: a- from A.M. Best, A from Fitch Ratings, A3 from Moody’s Investors Service and BBB+ from Standard & Poor’s.

Short-Term Debt
At December 31, 2015, we had a $225 million line of credit with commercial banks, with $35 million borrowed. That line of credit had a $49 million balance at December 31, 2014. During 2015, we repaid $14 million as part of routine cash management. Access to this line of credit requires compliance with various covenants, including maintaining a minimum consolidated net worth and not exceeding a 30 percent debt-to-total capital ratio, as defined by the agreement. At December 31, 2015, we had in excess of $1.0 billion in net worth compared with our covenant net worth requirement. We are considerably within compliance with all covenants under the credit agreement, and believe we will remain in compliance. The credit agreement provides alternative interest charges based on the type of borrowing and our debt rating. The interest rate charged is adjusted LIBOR plus an applicable margin.

Cincinnati Financial Corporation - 2015 10-K - Page 91

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

Capital Resources
Capital resources consisting of shareholders’ equity and total debt represent our overall financial strength to support current obligations and growth in our insurance businesses. At December 31, 2015, we had total capital of $7.248 billion. Shareholders’ equity was $6.427 billion, a decrease of $146 million, or 2 percent, from the prior year. Our total debt was $821 million, down $14 million from a year ago. We seek to maintain a solid financial position and provide capital flexibility by keeping our ratio of debt to total capital moderate. We target a ratio below 20 percent. At year-end 2015, the ratio was 11.3 percent, matching year-end 2014.

At the discretion of the board of directors, the company can return capital directly to shareholders as discussed below.

•
Dividends to shareholders –The ability of our company to continue paying cash dividends is subject to factors the board of directors deem relevant. While the board and management believe there is merit to sustaining the company’s long record of dividend increases, our first priority is the company’s financial strength. Over the past 10 years, the company has paid an average of 63 percent of net income as dividends. Through 2015, the board had increased our cash dividend for 55 consecutive years. The board decision in January 2016 to increase the dividend demonstrated confidence in the company’s strong capital, liquidity, financial flexibility and initiatives to grow earnings.

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

Cincinnati Financial Corporation - 2015 10-K - Page 92

Contractual Obligations
As of December 31, 2015, we estimate our future contractual obligations as follows:

(Dollars in millions)	Year	Years	Years	There-
Payment due by period	2016	2017-2018	2019-2020	after	Total
Gross property casualty loss and loss expense payments	$1,531	$1,512	$654	$963	$4,660
Gross life policyholder obligations	117	148	170	4,557	4,992
Interest on long-term debt	52	104	104	527	787
Long-term debt	—	—	—	793	793
Short-term debt	35	—	—	—	35
Profit-sharing commissions	132	—	—	—	132
Capital lease obligations	13	14	7	1	35
Other liabilities	21	32	15	16	84
Total	$1,901	$1,810	$950	$6,857	$11,518

Other Commitments
At December 31, 2015, we believe our most significant other commitments were:

•	Commissions – We expect commission payments to generally track with written premiums.

•
Other operating expenses – Many of our operating expenses are not contractual obligations but reflect the ongoing expenses of our business. For example, we anticipate capitalizing development costs for approximately $5 million in spending for key technology initiatives in 2016, compared with actual capitalization totaling $6 million in 2015 and $5 million in 2014. These activities are conducted at our discretion, and we have no material contractual obligations for activities planned as part of these projects.

•	Other invested assets – We may invest up to $13 million in private equity investments over the next four years.

Liquidity and Capital Resources Outlook
A long-term perspective governs our liquidity and capital resources decisions, with the goal of benefiting our policyholders, agents, shareholders and associates over time. Our 2015 insurance results were better than our longer-term combined ratio objective of averaging within the range of 95 percent to 100 percent over five-year periods, resulting in strong underwriting profits.

At December 31, 2015, we had $544 million in cash and cash equivalents. That strong liquidity and our consistent cash flows give us the flexibility to meet current obligations and commitments while building value by prudently investing where we see potential for both current income and long-term return. They also provide adequate financial cushion when short-term operating results do not meet our objectives.

In any year, we consider the most likely source of pressure on liquidity would be an unusually high level of catastrophe loss payments within a short period of time, such as what occurred in the second quarter of 2011. We responded with a reduced insurance subsidiary dividend to our parent company in 2011. There could be additional obligations for our insurance operations due to increasing severity or frequency of noncatastrophe claims. To address the risk of unusually large insurance loss obligations including catastrophe events, we maintain property casualty reinsurance contracts with highly rated reinsurers, as discussed under 2016 Reinsurance Ceded Programs. We also monitor the financial condition of our reinsurers because their insolvency could jeopardize a portion of our $542 million reinsurance recoverable asset at December 31, 2015.

Parent-company liquidity could be constrained by Ohio regulatory requirements that restrict the dividends insurance subsidiaries can pay. During 2016, our insurance subsidiary can declare $534 million in dividends to our parent company without regulatory approval. We do not expect future pension contributions to constrain our liquidity, as the fair value of plan assets is 95 percent of the accumulated benefit obligation at December 31, 2015. Continued economic weakness also has the potential to affect our liquidity and capital resources in a number of different ways, including delinquent payments from agencies, defaults on interest payments by fixed-maturity holdings in our portfolio, dividend reductions by holdings in our equity portfolio or declines in the market value of holdings in our portfolio.

Cincinnati Financial Corporation - 2015 10-K - Page 93

Off-Balance-Sheet Arrangements
We do not use any special-purpose financing vehicles or have any undisclosed off-balance-sheet arrangements (as that term is defined in applicable SEC rules) that are reasonably likely to have a current or future material effect on the company’s financial condition, results of operation, liquidity, capital expenditures or capital resources.

Property Casualty Loss and Loss Expense Obligations and Reserves
Our estimate of future gross property casualty loss and loss expense payments of $4.660 billion is lower than loss and loss expense reserves of $4.718 billion reported on our balance sheet at December 31, 2015. The $58 million difference is due to certain life and health loss reserves. Reserving practices are discussed in Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves.

For the business lines in the commercial and personal lines insurance segments, and in total for the excess and surplus lines insurance segment, the following table details gross reserves among case, IBNR and loss expense reserves, net of salvage and subrogation. The $222 million increase in total gross reserves was largely due to a $95 million increase in case loss reserves, including $103 million for our commercial casualty line of business. Total gross reserves for our commercial auto line of business rose $52 million, and for our personal auto line of business they rose $36 million.

Cincinnati Financial Corporation - 2015 10-K - Page 94

Property Casualty Gross Loss and Loss Expense Reserves

(Dollars in millions)	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
	reserves	reserves	reserves	reserves	of total
At December 31, 2015
Commercial lines insurance:
Commercial casualty	$897	$462	$542	$1,901	40.8%
Commercial property	192	28	42	262	5.6
Commercial auto	330	66	89	485	10.4
Workers' compensation	389	549	91	1,029	22.1
Other commercial	139	17	92	248	5.3
Subtotal	1,947	1,122	856	3,925	84.2
Personal lines insurance:
Personal auto	211	(7)	69	273	5.9
Homeowner	80	13	25	118	2.5
Other personal	52	50	5	107	2.3
Subtotal	343	56	99	498	10.7
Excess and surplus lines	91	80	56	227	4.9
Cincinnati Re	—	10	—	10	0.2
Total	$2,381	$1,268	$1,011	$4,660	100.0%

At December 31, 2014
Commercial lines insurance:
Commercial casualty	$794	$470	$520	$1,784	40.2%
Commercial property	203	(4)	39	238	5.4
Commercial auto	298	58	77	433	9.8
Workers' compensation	412	550	94	1,056	23.8
Other commercial	188	11	87	286	6.4
Subtotal	1,895	1,085	817	3,797	85.6
Personal lines insurance:
Personal auto	195	(21)	63	237	5.3
Homeowner	74	12	23	109	2.5
Other personal	45	43	5	93	2.0
Subtotal	314	34	91	439	9.8
Excess and surplus lines	77	79	46	202	4.6
Total	$2,286	$1,198	$954	$4,438	100.0%

Asbestos and Environmental Loss and Loss Expense Reserves
We carried $84 million of net loss and loss expense reserves for asbestos and environmental claims and $45 million of reserves for mold claims at year-end 2015, compared with $81 million and $51 million, respectively, for such claims at year-end 2014. The asbestos and environmental claims amounts for each respective year constituted 1.9 percent and 2.0 percent of total net loss and loss expense reserves at these year-end dates.

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

Cincinnati Financial Corporation - 2015 10-K - Page 95

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

Reserving data for asbestos and environmental claims has characteristics that limit the usefulness of the methods and models used to analyze loss and loss expense reserves for other claims. Specifically, asbestos and environmental loss and loss expenses for different accident years do not emerge independently of one another as loss development and Bornhuetter-Ferguson methods assume. In addition, asbestos and environmental loss and loss expense data available to date did not reflect a well-defined tail, greatly complicating the identification of an appropriate probabilistic trend family model. At year-end 2015, we used a weighted average of a paid survival ratio method and report year method to estimate reserves for IBNR asbestos and environmental claims. Our exposure to such claims is limited; we believe a weighted average of both methods produces a sufficient level of reserves.

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

Our estimates of gross property casualty loss and loss expense payments do not include reinsurance receivables or ceded losses. As discussed in 2016 Reinsurance Programs, we purchase reinsurance to mitigate our property casualty risk exposure. Ceded property casualty reinsurance unpaid receivables of $281 million at year-end 2015 are an offset to our gross property casualty loss and loss expense obligations. Our reinsurance program mitigates the liquidity risk of a single large loss or an unexpected rise in claim severity or frequency due to a catastrophic event. Reinsurance does not relieve us of our obligation to pay covered claims. The financial strength of our reinsurers is important because our ability to recover losses under our reinsurance agreements depends on the financial viability of the reinsurers.

We direct our associates and agencies to settle claims and pay losses as quickly as is practical, and we made $2.349 billion of net claim payments during 2015. At year-end 2015, total net property casualty reserves of $4.379 billion reflected $2.189 billion in unpaid amounts on reported claims (case reserves), $976 million in loss expense reserves and $1.214 billion in estimates of claims that were incurred but had not yet been reported (IBNR). The specific amounts and timing of obligations related to case reserves and associated loss expenses are not set contractually. The amounts and timing of obligations for IBNR claims and related loss expenses are unknown. We discuss our methods of establishing loss and loss expense reserves and our belief that reserves are adequate in Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves.

The historical pattern of using premium receipts for the payment of loss and loss expenses has enabled us to extend slightly the maturities of our investment portfolio beyond the estimated settlement date of the loss reserves. The effective duration of our consolidated property casualty fixed-maturity portfolio was 4.7 years at year-end 2015. By contrast, the duration of our loss and loss expense reserves was approximately 4.22 years. We believe this difference in duration does not affect our ability to meet current obligations because cash flow from operations is sufficient to meet these obligations. In addition, investment holdings could be sold, if necessary, to meet higher than anticipated loss and loss expenses.

Range of Reasonable Reserves
The company established a reasonably likely range for net loss and loss expense reserves of $4.125 billion to $4.507 billion at year-end 2015, with the company carrying net reserves of $4.379 billion. The likely range was $3.922 billion to $4.296 billion at year-end 2014, with the company carrying net reserves of $4.156 billion. Our loss and loss expense reserves are not discounted for the time-value of money, but we have reduced the reserves by an estimate of the amount of salvage and subrogation payments we expect to recover.

The low point of each year’s range corresponds to approximately one standard error below each year’s mean reserve estimate, while the high point corresponds to approximately one standard error above each year’s mean reserve estimate. We discussed management’s reasons for basing reasonably likely reserve ranges on standard errors in Critical Accounting Estimates, Reserve Estimate Variability.

Cincinnati Financial Corporation - 2015 10-K - Page 96

The ranges reflect our assessment of the most likely unpaid loss and loss expenses at year-end 2015 and 2014. However, actual unpaid loss and loss expenses could nonetheless fall outside of the indicated ranges.

Management’s best estimate of total loss and loss expense reserves as of year-end 2015 and 2014 was consistent with the corresponding actuarial best estimate.

Development of Reserves for Loss and Loss Expenses
We reconcile the beginning and ending balances of our reserves for loss and loss expenses at December 31, 2015, 2014 and 2013, in Item 8, Note 4 of the Consolidated Financial Statements. The reconciliation of our year-end 2014 reserve balance to net incurred losses one year later recognized $184 million of favorable reserve development.

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

•
Section B shows the cumulative net amount paid with respect to the previously recorded reserve as of the end of each succeeding year. For example, as of December 31, 2015, we paid $2.466 billion of loss and loss expenses in calendar years 2006 through 2015 for losses that occurred in accident years 2005 and prior. An estimated $328 million of losses remained unpaid as of year-end 2015 (net re-estimated reserves of $2.794 billion from Section C less cumulative net paid loss and loss expenses of $2.466 billion).

•
Section C shows the re-estimated amount of the previously reported reserves based on experience as of the end of each succeeding year. The estimate is increased or decreased as we learn more about the development of the related claims.

•
Section D, cumulative net reserve development, represents the aggregate change in the estimates for all years subsequent to the year the reserves were initially established. For example, reserves established at December 31, 2005, had developed favorably by $317 million over 10 years, net of reinsurance, which was reflected in income over the 10 years. The table shows favorable reserve development as a negative number. Favorable reserve development on prior accident years, which represents a negative expense, is favorable to income. The “One year later” line in the table shows the effects on income before income taxes in 2015, 2014 and 2013 of changes in estimates of the reserves for loss and loss expenses for all accident years. The effect was favorable to pretax income for those three years by $184 million, $98 million, and $147 million, respectively.

In evaluating the development of our estimated reserves for loss and loss expenses for the past 10 years, note that each amount includes the effects of all changes in amounts for prior periods. For example, payments or reserve adjustments related to losses settled in 2015 but incurred in 2009 are included in the cumulative deficiency or redundancy amount for 2009 and each subsequent year. In addition, this table presents calendar year data, not accident or policy year development data, which readers may be more accustomed to analyzing. Conditions and trends that affected development of reserves in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future reserve development based on this data.

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

Cincinnati Financial Corporation - 2015 10-K - Page 97

Development of Estimated Reserves for Property and Casualty Loss and Loss Expenses

(Dollar in millions)
	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
A. Originally reported reserves for unpaid loss and loss expenses:
Gross of reinsurance	$3,629	$3,860	$3,925	$4,040	$4,096	$4,137	$4,280	$4,169	$4,241	$4,438	$4,660
Reinsurance recoverable	518	504	528	542	435	326	375	356	299	282	281
Net of reinsurance	$3,111	$3,356	$3,397	$3,498	$3,661	$3,811	$3,905	$3,813	$3,942	$4,156	$4,379

B. Cumulative net paid as of:
One year later	$944	$1,006	$979	$994	$926	$1,035	$1,106	$1,127	$1,201	$1,197
Two years later	1,502	1,547	1,523	1,529	1,511	1,663	1,717	1,822	1,872
Three years later	1,845	1,896	1,857	1,912	1,921	2,052	2,170	2,250
Four years later	2,059	2,096	2,102	2,174	2,188	2,330	2,434
Five years later	2,176	2,247	2,264	2,343	2,359	2,490
Six years later	2,282	2,360	2,371	2,455	2,461
Seven years later	2,355	2,437	2,443	2,523
Eight years later	2,402	2,484	2,491
Nine years later	2,439	2,522
Ten years later	2,466

C. Net reserves re-estimated as of:
One year later	$2,995	$3,112	$3,074	$3,310	$3,357	$3,526	$3,509	$3,666	$3,844	$3,972
Two years later	2,871	2,893	3,042	3,197	3,251	3,283	3,464	3,624	3,720
Three years later	2,724	2,898	3,005	3,124	3,076	3,279	3,437	3,540
Four years later	2,776	2,907	2,957	3,043	3,121	3,270	3,402
Five years later	2,788	2,900	2,925	3,073	3,115	3,239
Six years later	2,790	2,890	2,949	3,069	3,078
Seven years later	2,792	2,918	2,955	3,043
Eight years later	2,821	2,918	2,928
Nine years later	2,818	2,897
Ten years later	2,794

D. Cumulative net redundancy as of:
One year later	$(116)	$(244)	$(323)	$(188)	$(304)	$(285)	$(396)	$(147)	$(98)	$(184)
Two years later	(240)	(463)	(355)	(301)	(410)	(528)	(441)	(189)	(222)
Three years later	(387)	(458)	(392)	(374)	(585)	(532)	(468)	(273)
Four years later	(335)	(449)	(440)	(455)	(540)	(541)	(503)
Five years later	(323)	(456)	(472)	(425)	(546)	(572)
Six years later	(321)	(466)	(448)	(429)	(583)
Seven years later	(319)	(438)	(442)	(455)
Eight years later	(290)	(438)	(469)
Nine years later	(293)	(459)
Ten years later	(317)

Net reserves re-estimated—latest	$2,794	$2,897	$2,928	$3,043	$3,078	$3,239	$3,402	$3,540	$3,720	$3,972
Re-estimated recoverable—latest	509	500	488	524	428	355	412	364	300	278
Gross liability re-estimated—latest	$3,303	$3,397	$3,416	$3,567	$3,506	$3,594	$3,814	$3,904	$4,020	$4,250

Cumulative gross redundancy	$(326)	$(463)	$(509)	$(473)	$(590)	$(543)	$(466)	$(265)	$(221)	$(188)

Cincinnati Financial Corporation - 2015 10-K - Page 98

Property Casualty Insurance Development of Estimated Reserves by Accident Year
The following table shows net reserve changes at year-end 2015, 2014 and 2013 by property casualty segment and accident year:

(Dollars in millions)	Commercial	Personal	E&S
	lines	lines	lines	Totals
As of December 31, 2015
2014 accident year	$(27)	$(20)	$(14)	$(61)
2013 accident year	(41)	11	(10)	(40)
2012 accident year	(42)	4	(10)	(48)
2011 accident year	(7)	4	(2)	(5)
2010 accident year	3	3	1	7
2009 accident year	(11)	1	—	(10)
2008 and prior accident years	(29)	2	—	(27)
(Favorable)/unfavorable	$(154)	$5	$(35)	$(184)

As of December 31, 2014
2013 accident year	$(33)	$(15)	$(10)	$(58)
2012 accident year	(7)	—	(8)	(15)
2011 accident year	(9)	(1)	(6)	(16)
2010 accident year	—	2	(5)	(3)
2009 accident year	(3)	—	—	(3)
2008 accident year	(9)	—	—	(9)
2007 and prior accident years	4	2	—	6
(Favorable)/unfavorable	$(57)	$(12)	$(29)	$(98)

As of December 31, 2013
2012 accident year	$(67)	$(27)	$(9)	$(103)
2011 accident year	(25)	(13)	(3)	(41)
2010 accident year	(48)	1	(1)	(48)
2009 accident year	13	2	—	15
2008 accident year	9	(1)	—	8
2007 accident year	(5)	—	—	(5)
2006 and prior accident years	28	(1)	—	27
(Favorable)/unfavorable	$(95)	$(39)	$(13)	$(147)

Overall favorable development for consolidated property casualty reserves of $184 million in 2015 illustrated the potential for revisions inherent in estimating reserves, especially for long-tail lines such as commercial casualty and workers’ compensation. As noted in Critical Accounting Estimates, Key Assumptions Loss Reserving, our models predict that actual loss and loss expense emergence will differ from projections, and we do not attempt to monitor or identify such normal variations. The table in Property Casualty Loss and Loss Expense Obligations and Reserves shows reserves by segment and lines of business and the components of gross reserves among case, IBNR and loss expense reserves.

Cincinnati Financial Corporation - 2015 10-K - Page 99

Favorable reserve development of $93 million for our workers’ compensation line accounted for approximately 60 percent of our commercial lines insurance segment net total in 2015, while favorable reserve development of $63 million for our commercial casualty line of business accounted for approximately 40 percent. Our commercial auto line of business experienced $31 million of unfavorable reserve development on prior accident years recorded during 2015, and that 2015 measure for our personal auto line of business was also unfavorable at $15 million. Drivers of significant reserve development for various lines of business are discussed below.

•
Commercial casualty favorable development for prior accident years – During 2015, we experienced favorable development on prior accident years in total for this line of business. However, results varied between component coverages and by accident year within coverage. For example, our products liability coverage within commercial casualty experienced favorable results for most prior accident years, but slightly adverse development on accident years 2009 and 2011. In total, development for products liability was favorable for all prior years combined. After exhibiting adverse development in 2014, prior years for commercial umbrella coverage developed slightly better than expected in 2015. Our actuaries reacted cautiously and lowered estimated ultimate losses slightly for commercial umbrella.

•
Workers’ compensation – We continue to see favorable reserve development, for all prior accident years in aggregate. During 2015, the trend for estimated payments to be made in future calendar years was down slightly from 2014. However, we continue to monitor this line closely, as a sudden increase in trend for future payments has a highly leveraged effect. During 2013, paid loss amounts were higher than we expected for several older accident years, and we increased our reserve estimates accordingly. Initiatives to improve profitability of our workers’ compensation line of business are discussed in Commercial Lines Insurance Results, Commercial Lines of Business Analysis.

•
Commercial auto loss emergence – Commercial auto continued to develop unfavorably during calendar year 2015. This line of business has been troublesome for the industry as a whole in recent years. As part of the U.S. economic recession of a few years ago, slowing business activity influenced our estimates of reserves for ultimate losses and loss expenses during that period. As the economy slowly recovered, we believe we have been slow to recognize some of the higher loss cost effects in current accident year reserve estimates for at least part of that period. As claims that occurred during that period have become more mature, paid and reported loss cost trends resulted in us increasing our estimated ultimate losses. Initiatives to improve profitability of our commercial auto line of business are discussed in Commercial Lines Insurance Results.

•
Personal auto loss emergence – Personal auto continued to develop unfavorably during calendar year 2015. This line of business is subject to many of the same cost pressures related to the economic slowdown as commercial auto. Initiatives to improve profitability of our personal auto line of business are discussed in Personal Lines Insurance Results.

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

For the excess and surplus lines insurance segment, the table showing reserves by segment and lines of business in Property Casualty Loss and Loss Expense Obligations and Reserves, shows the components of gross reserves among case, IBNR and loss expense reserves. Total gross reserves were up $25 million from year-end 2014 primarily due to the increase in premiums and exposures for this segment, as we discussed in Excess and Surplus Lines Insurance Results. Favorable development during 2015 of $35 million for excess and surplus lines insurance segment reserves, shown in the table above, illustrates the potential for revisions inherent in estimating reserves.

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

Our estimates of gross life, annuity and disability obligations do not reflect net recoveries from reinsurance agreements. Ceded life reinsurance receivables were $250 million at year-end 2015. As discussed in

Cincinnati Financial Corporation - 2015 10-K - Page 100

2016 Reinsurance Programs, we purchase reinsurance to mitigate our life insurance risk exposure. At year-end 2015, ceded death benefits represented approximately 42.3 percent of our total gross policy face amounts in force.

These estimated cash outflows are undiscounted with respect to interest. As a result, the sum of the cash outflows for all years of $4.992 billion (total of life insurance obligations) exceeds the liabilities recorded in life policy and investment contract reserves and separate accounts for future policy benefits and claims of $3.302 billion (total of life insurance policy reserves and separate account policy reserves). Separate account policy reserves make up all but $10 million of separate accounts liabilities.

We have made significant assumptions to determine the estimated undiscounted cash flows of these policies and contracts that include mortality, morbidity, timing of claims, future lapse rates and interest crediting rates. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results.

Life Insurance Reserves
Gross life policy reserves were $2.583 billion at year-end 2015, compared with $2.497 billion at year-end 2014. The increase was primarily due to reserves for traditional life insurance contracts. We establish reserves for traditional life insurance policies based on expected expenses, mortality, morbidity, withdrawal rates and investment yields, including a provision for uncertainty. Once these assumptions are established, they generally are maintained throughout the lives of the contracts. We use both our own experience and industry experience adjusted for historical trends in arriving at our assumptions for expected mortality, morbidity and withdrawal rates. We use our own experience and historical trends for setting our assumptions for expected expenses. We base our assumptions for expected investment income on our own experience adjusted for current economic conditions.

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

2016 Reinsurance Ceded Programs
A single large loss or an unexpected rise in claims severity or frequency due to a catastrophic event is a risk to the company's liquidity and financial strength. In an effort to control such losses, we avoid marketing property casualty insurance in specific geographic areas and monitor our exposure in certain coastal regions. An example of this is the reduction in recent years of our homeowner policies in the southeastern U.S. coastal region. Loss exposures in that area had been identified as a major contributor to our catastrophe probable maximum loss estimates shown in the table below. Those estimates were subsequently reduced, in large part due to less exposure from southeastern U.S. homeowner policies. We also continually review aggregate exposures to huge disasters and purchase reinsurance protection to cover these exposures. We use the Risk Management Solutions (RMS) and Applied Insurance Research (AIR) models to evaluate exposures to a once-in-a-100-year and a once-in-a-250-year event to help determine appropriate reinsurance coverage programs. In conjunction with these activities, we also continue to evaluate information provided by our reinsurance broker. These various sources explore and analyze credible scientific evidence, including the impact of global climate change, which may affect our exposure under insurance policies.

To help determine appropriate reinsurance coverage for hurricane, earthquake and tornado/hail exposures, we use the RMS and AIR models to estimate the probable maximum loss from a single event or multiple events occurring in a one-year period. The models are proprietary in nature, and the vendors that provide them periodically update the models, sometimes resulting in significant changes to their estimate of probable maximum loss. As of the end of 2015, both models indicated that a hurricane event represents our largest amount of exposure to losses. The table below summarizes estimated probabilities and the corresponding probable maximum loss from a single hurricane event occurring in a one-year period, and indicates the effect of such losses on consolidated shareholders’ equity at December 31, 2015. Net losses are net of reinsurance and income taxes, and assume our 2016 reinsurance programs apply.

Cincinnati Financial Corporation - 2015 10-K - Page 101

(Dollars in millions)	RMS Model			AIR Model
			Percent			Percent
	Gross	Net	of total	Gross	Net	of total
Probability at December 31, 2015	losses	losses	equity	losses	losses	equity
2.0% (1 in 50 year event)	$342	$73	1.1%	$345	$73	1.1%
1.0% (1 in 100 year event)	541	79	1.2	476	77	1.2
0.4% (1 in 250 year event)	902	278	4.3	770	191	3.0
0.2% (1 in 500 year event)	1,251	505	7.8	918	288	4.5

The modeled losses according to RMS in the table are based on its RiskLink version 15.0 catastrophe model and use a medium-term storm catalog methodology. The medium-term storm catalog theory is a more conservative approach and places a higher weighting on the increased hurricane activity of the past several years, thus producing higher probable maximum loss projections than a longer-term view. The modeled losses according to AIR in the table are based on its AIR Touchstone version 3.0 catastrophe model and use a long-term methodology. The AIR storm catalog includes decades of documented weather events used in simulations for probable maximum loss projections.

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

Currently participating on our standard market property and casualty per-risk and per-occurrence reinsurance ceded programs are Hannover Reinsurance Company, Munich Reinsurance America, Partner Reinsurance Company of the U.S. and Swiss Reinsurance America Corporation, all of which had A.M. Best insurer financial strength ratings of A (Excellent) or better as of December 31, 2015. Our property catastrophe program is subscribed through a broker by reinsurers from the United States, Bermuda, London and the European markets. The largest participant in our property catastrophe program, representing approximately 48 percent of total participation, is the Lloyds of London placement that features numerous syndicates, with Liberty Syndicates and the XL Catlin Syndicate taking the largest participations. Other primary participants in our property catastrophe program include R.J. Kiln & Company Limited, Amlin Re and Markel Ltd.

The following table shows our five largest property casualty reinsurance receivable amounts by reinsurer at year‑end 2015 and 2014. USAIG is a joint underwriting association of individual insurance companies that collectively functions as a worldwide aviation insurance market. We terminated our participation in the association after policy year 2002. The A.M. Best insurer financial strength ratings as of the end of the two most recent years are also shown for each those reinsurers that are rated by Best.

(Dollars in millions)	2015		2014
Name of reinsurer	Total receivable	A.M. Best Rating	Total receivable	A.M. Best Rating
USAIG	$98	NA	$98	NA
Swiss Reinsurance America Corporation	53	A+	57	A+
Michigan Catastrophic Claims Association	39	NA	32	NA
Munich Reinsurance America	33	A+	35	A+
General Reinsurance Corporation	31	A++	28	A++

Cincinnati Financial Corporation - 2015 10-K - Page 102

Primary components of the 2016 property and casualty reinsurance program are summarized below. The premium estimates below occurred near the beginning of each respective year, when direct written premiums that were subject to applicable reinsurance treaties were also estimated.

•
Property per risk treaty – The primary purpose of the property treaty is to provide capacity up to $25 million, adequate for the majority of the risks we write. It also includes protection for extra-contractual liability coverage losses. We retain the first $10 million of each loss. Losses between $10 million and $25 million are reinsured at 100 percent. The 2016 ceded premium estimate was $18 million, compared with a $19 million estimate for 2015.

•
Property excess treaty – For 2016, we again purchased property reinsurance treaties that provide an additional $25 million in protection for property losses. These treaties, along with the property per risk treaty, provides a total of $50 million of protection. The 2016 ceded premium estimate was approximately $6 million, essentially unchanged from the 2015 estimate.

•
Casualty per occurrence treaty – The casualty treaty provides capacity up to $25 million. Similar to the property treaty, it provides sufficient capacity to cover the vast majority of casualty accounts we insure and also includes protection for extra-contractual liability coverage losses. We retain the first $10 million of each loss. Losses between $10 million and $25 million are reinsured at 100 percent. The 2016 ceded premium estimate was $12 million, compared with a $13 million estimate for 2015.

•
Casualty excess treaty – We purchase a casualty reinsurance treaty that provides an additional $45 million in protection for certain casualty losses. This treaty, along with the casualty per occurrence treaty, provides a total of $70 million of protection for workers’ compensation, extra-contractual liability coverage and clash coverage losses, which would apply when a single occurrence involves multiple policyholders of The Cincinnati Insurance Companies or multiple coverages for one insured. The 2016 ceded premium estimate was approximately $3 million, essentially unchanged from the 2015 estimate.

•
Property catastrophe treaty – To protect against catastrophic events such as wind and hail, hurricanes or earthquakes, we purchased property catastrophe reinsurance with a limit up to $600 million. Losses from the same occurrence can now be aggregated into one limit over a 120-hour period and applied to the treaty towards recovery. The treaty contains one reinstatement provision. The 2016 ceded premium estimate was $41 million, compared with a $42 million estimate for 2015. We retain the first $100 million of any loss, and a share of losses up to $600 million, as indicated below:

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

After reinsurance, and before any applicable benefit from our catastrophe bond, our maximum exposure to a catastrophic event that causes $600 million in covered losses in 2016 would be $125 million, matching our retention for 2015. The largest catastrophe loss event in our history occurred during 2011 from a May 20-27 storm system that included a tornado in Joplin, Missouri, and also significant losses from hail in the Dayton, Ohio, area. Our losses from that storm were estimated at December 31, 2015, to be $223 million before reinsurance.

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

Cincinnati Financial Corporation - 2015 10-K - Page 103

placed on an individual certificate basis. For risks with casualty limits that are between $25 million and $27 million, we sometimes forego facultative reinsurance and retain an additional $2 million of loss exposure.

Terrorism coverage at various levels has been secured in most of our reinsurance agreements. The broadest coverage for this peril is found in the property and casualty working treaties, the property per risk treaty and the casualty per occurrence treaty, which provide coverage for commercial and personal risks. Our property catastrophe treaty provides terrorism coverage for personal risks, and coverage for commercial risks with total insured values of $15 million or less. For insured values between $15 million and $50 million, there also may be coverage in the property working treaty.

A form of reinsurance is also provided through The Terrorism Risk Insurance Act of 2002 (TRIA). TRIA was originally signed into law on November 26, 2002, and extended on several occasions, including the most recent extension on January 12, 2015. TRIA provides a temporary federal backstop for losses related to the writing of the terrorism peril in property casualty insurance policies. Under regulations promulgated under this statute, insurers are required to offer terrorism coverage for certain lines of property casualty insurance, including property, commercial multi-peril, fire, ocean marine, inland marine, liability, aircraft and workers’ compensation. In the event of a terrorism event defined by TRIA, the federal government would reimburse terrorism claim payments subject to the insurer’s deductible. The deductible is calculated as a percentage of subject written premiums for the preceding calendar year. Our deductible in 2015 was $494 million (20 percent of 2014 subject premiums), and we estimate it is $514 million (20 percent of 2015 subject premiums) for 2016.

Reinsurance protection for the company’s surety business is covered under separate treaties with many of the same reinsurers that write the property casualty working treaties.

The Cincinnati Specialty Underwriters Insurance Company has separate property and casualty reinsurance treaties for 2016 through its parent, The Cincinnati Insurance Company. Primary components of the treaties include:

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

Cincinnati Financial Corporation - 2015 10-K - Page 104

Cincinnati Life, our life insurance subsidiary, purchases reinsurance under separate treaties with many of the same reinsurers that write the property casualty working treaties. Our corporate retention is $1 million on a single life. For most of our core term life insurance line of business, we retain no more than a $500,000 exposure on a single policy, ceding the balance using excess over retention mortality coverage, and retaining the policy reserve. Because of the conservative nature of statutory reserving principles, retaining the policy reserve unduly depresses our statutory earnings and requires a large commitment of our capital. Effective November 1, 2015, we increased our retention to $1 million for issue ages up to 61 years on new term life insurance sales. For issue ages 61 years or older, our retention remains $500,000. For term life insurance business written prior to 2005, we retain 10 percent to 25 percent of each term policy, not to exceed $500,000, ceding the balance of mortality risk and policy reserve.

We also have catastrophe reinsurance coverage on our life insurance operations that reimburses us for covered net losses in excess of $9 million. Our recovery is capped at $75 million for losses involving our associates.

The following table shows our five largest life reinsurance receivable amounts by reinsurer at year-end 2015 and 2014. The A.M. Best insurer financial strength ratings are also shown.

(Dollars in millions)	2015		2014
Name of reinsurer	Total receivable	A.M. Best Rating	Total receivable	A.M. Best Rating
Swiss Re Life & Health America, Inc.	$89	A+	$90	A+
Lincoln National Life Insurance Company	42	A+	43	A+
General Re Life Corporation	32	A++	30	A++
Security Life of Denver Insurance Company	30	A	30	A
Pacific Life Insurance Company	15	A+	15	A+

Cincinnati Financial Corporation - 2015 10-K - Page 105

Safe Harbor Statement
This is our “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995. Our business is subject to certain risks and uncertainties that may cause actual results to differ materially from those suggested by the forward-looking statements in this report. Some of those risks and uncertainties are discussed in Item 1A, Risk Factors.
Factors that could cause or contribute to such differences include, but are not limited to:

•	Unusually high levels of catastrophe losses due to risk concentrations, changes in weather patterns, environmental events, terrorism incidents or other causes

•	Increased frequency and/or severity of claims or development of claims that are unforeseen at the time of policy issuance

•	Inadequate estimates, assumptions or reliance on third-party data used for critical accounting estimates

•	Declines in overall stock market values negatively affecting the company’s equity portfolio and book value

•	Domestic and global events resulting in capital market or credit market uncertainty, followed by prolonged periods of economic instability or recession, that lead to:

◦	Significant or prolonged decline in the fair value of a particular security or group of securities and impairment of the asset(s)

◦	Significant decline in investment income due to reduced or eliminated dividend payouts from a particular security or group of securities

◦	Significant rise in losses from surety and director and officer policies written for financial institutions or other insured entities

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

•
Delays, inadequate data developed internally or from third parties, or performance inadequacies from ongoing development and implementation of underwriting and pricing methods, including telematics and other usage-based insurance methods, or technology projects and enhancements expected to increase our pricing accuracy, underwriting profit and competitiveness

•	Increased competition that could result in a significant reduction in the company’s premium volume

•	Changing consumer insurance-buying habits and consolidation of independent insurance agencies that could alter our competitive advantages

•
Inability to obtain adequate ceded reinsurance on acceptable terms, amount of reinsurance coverage purchased, financial strength of reinsurers and the potential for nonpayment or delay in payment by reinsurers

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

Cincinnati Financial Corporation - 2015 10-K - Page 106

◦
Add assessments for guaranty funds, other insurance‑related assessments or mandatory reinsurance arrangements; or that impair our ability to recover such assessments through future surcharges or other rate changes

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

Cincinnati Financial Corporation - 2015 10-K - Page 107

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

Cincinnati Financial Corporation - 2015 10-K - Page 108

Our investment portfolio had no European sovereign debt holdings but did include a relatively small amount of other European-based securities. The December 31, 2015, fair value total of $339 million consisted of fixed-maturity securities. The table below summarizes amounts of our European exposure for those securities by country.

(Dollars in millions)	Financial		Nonfinancial		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	cost	value	cost	value	cost	value
Great Britain	$25	$28	$77	$81	$102	$109
Netherlands	7	7	51	53	58	60
Belgium	—	—	28	31	28	31
Spain	5	6	18	18	23	24
Switzerland	9	9	13	11	22	20
Sweden	—	—	20	20	20	20
France	9	9	10	10	19	19
Luxembourg	—	—	19	18	19	18
Germany	5	5	10	10	15	15
Ireland	—	—	12	13	12	13
Denmark	—	—	5	5	5	5
Italy	—	—	5	5	5	5
Total	$60	$64	$268	$275	$328	$339

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

Cincinnati Financial Corporation - 2015 10-K - Page 109

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

The table below summarizes the effect of hypothetical changes in interest rates on fair value of our fixed-maturity portfolio.

(Dollars in millions)	Effect from interest rate change in basis points
	-200	-100	—	100	200
At December 31, 2015	$10,585	$10,112	$9,650	$9,189	$8,748
At December 31, 2014	$10,321	$9,882	$9,460	$9,041	$8,628

The effective duration of the fixed-maturity portfolio was 4.7 years at year-end 2015, compared with 4.4 years at year-end 2014. A 100-basis-point movement in interest rates would result in an approximately 4.8 percent change in the fair value of the fixed-maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value are to changes in the general level of interest rates, exclusive of call features. The fair values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.

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

Equity Securities Investments
Our equity portfolio is subject to a variety of risk factors encompassed under the umbrella of market risk. General economic swings influence the performance of the underlying industries and companies within those industries. Industry- and company-specific risks also have the potential to substantially affect the value of our portfolio. Our investment guidelines help address these risks by diversifying the portfolio and establishing parameters to help manage exposures.

The table below summarizes the effect of hypothetical changes in market prices on fair value of our equity portfolio.

(Dollars in millions)	Effect from market price change in percent
	-30%	-20%	-10%	—	10%	20%	30%
At December 31, 2015	$3,294	$3,765	$4,235	$4,706	$5,177	$5,647	$6,118
At December 31, 2014	$3,401	$3,886	$4,372	$4,858	$5,344	$5,830	$6,315

Our equity holdings represented $4.706 billion in fair value and accounted for approximately 84 percent of the net unrealized gains and losses of the entire portfolio at year-end 2015. No holding had a fair value equal to or greater than 3.3 percent of our $4.485 billion publicly traded common stock portfolio. We had 21 holdings among eight different sectors each with a fair value greater than $100 million. See Item 1, Our Segments, Investments Segment and Item 8, Note 2 of the Consolidated Financial Statements, for additional details on our holdings.

The primary risks related to preferred stocks are similar to those related to investment grade corporate bonds. Rising interest rates adversely affect market values due to the normal inverse relationship between interest rates

Cincinnati Financial Corporation - 2015 10-K - Page 110

and bond prices. Credit risk exists due to the subordinate position of preferred stocks in the capital structure. We minimize this risk by primarily purchasing investment-grade preferred stocks of issuers with a strong history of paying a common stock dividend.

Application of Asset Impairment Policy
As discussed in Item 7, Critical Accounting Estimates, Asset Impairment, our fixed-maturity and equity investment portfolios are evaluated differently for other-than-temporary impairments. The company’s asset impairment committee monitors a number of significant factors for indications of investments fair valued below the carrying amount may not be recoverable. The application of our impairment policy resulted in OTTI charges that reduced our income before income taxes by $52 million in 2015, $24 million in 2014 and $2 million in 2013. Impairments are discussed in Item 7, Investments Results.

We expect the number of securities fair valued below 100 percent of cost or amortized cost to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, cost or amortized cost for some securities have been revised due to impairment charges recognized in prior periods. At year-end 2015, 414 of the 3,163 securities we owned were fair valued below 100 percent of cost or amortized cost compared with 223 of the 3,015 securities we owned at year-end 2014 and 556 of the 2,879 securities we owned at year-end 2013.

The 414 holdings fair valued below cost or amortized cost at year-end 2015 represented 13.5 percent of the investment portfolio and $156 million in unrealized losses.

•
355 of these holdings were fair valued between 90 percent and 100 percent of cost or amortized cost. The value of these securities fluctuates primarily because of changes in interest rates. The fair value of these 355 securities was $1.565 billion at year-end 2015, and they accounted for $44 million in unrealized losses.

•
50 of these holdings were fair valued between 70 percent and 90 percent of cost or amortized cost. The fair value of these holdings was $326 million, and they accounted for $83 million in unrealized losses.

•	Nine of these holdings were fair valued below 70 percent of cost or amortized cost. The fair value of these holdings was $47 million, and they accounted for $29 million in unrealized losses.

Cincinnati Financial Corporation - 2015 10-K - Page 111

The following table summarizes the length of time securities in the investment portfolio have been in a continuous unrealized loss position.

(Dollars in millions)	Less than 12 months		12 months or more		Total
At December 31, 2015	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
Corporate	$1,099	$63	$133	$33	$1,232	$96
States, municipalities and political subdivisions	47	1	22	—	69	1
Government-sponsored enterprises	103	2	2	—	105	2
Commercial mortgage-backed	100	2	127	4	227	6
Foreign government	—	—	—	—	—	—
United States government	—	—	—	—	—	—
Subtotal	1,349	68	284	37	1,633	105
Equity securities:
Common equities	270	51	—	—	270	51
Nonredeemable preferred equities	35	—	—	—	35	—
Subtotal	305	51	—	—	305	51
Total	$1,654	$119	$284	$37	$1,938	$156
At December 31, 2014
Fixed maturity securities:
Corporate	$261	$8	$90	$3	$351	$11
States, municipalities and political subdivisions	17	—	135	2	152	2
Commercial mortgage-backed	3	—	23	—	26	—
Government-sponsored enterprises	11	—	181	5	192	5
Foreign government	—	—	—	—	—	—
United States government	—	—	—	—	—	—
Subtotal	292	8	429	10	721	18
Equity securities:
Common equities	85	3	—	—	85	3
Nonredeemable preferred equities	16	—	17	1	33	1
Subtotal	101	3	17	1	118	4
Total	$393	$11	$446	$11	$839	$22

Cincinnati Financial Corporation - 2015 10-K - Page 112

The following table summarizes our investment portfolio, classifying securities based on fair values relative to cost or amortized cost:

(Dollars in millions)	Number of issues	Cost or amortized cost	Fair value	Gross unrealized gain (loss)	Gross investment income
At December 31, 2015
Taxable fixed maturities:
Fair valued below 70% of amortized cost	9	$76	$47	$(29)	$4
Fair valued at 70% to less than 100% of amortized cost	356	1,602	1,527	(75)	57
Fair valued at 100% and above of amortized cost	1,060	4,492	4,779	287	240
Securities sold in current year	—	—	—	—	16
Total	1,425	6,170	6,353	183	317

Tax-exempt fixed maturities:
Fair valued below 70% of amortized cost	—	—	—	—	—
Fair valued at 70% to less than 100% of amortized cost	39	60	59	(1)	2
Fair valued at 100% and above of amortized cost	1,596	3,094	3,238	144	101
Securities sold in current year	—	—	—	—	9
Total	1,635	3,154	3,297	143	112

Common equities:
Fair valued below 70% of cost	—	—	—	—	—
Fair valued at 70% to less than 100% of cost	5	321	270	(51)	6
Fair valued at 100% and above of cost	62	2,428	4,215	1,787	128
Securities sold in current year	—	—	—	—	4
Total	67	2,749	4,485	1,736	138

Nonredeemable preferred equities:
Fair valued below 70% of cost	—	—	—	—	—
Fair valued at 70% to less than 100% of cost	5	35	35	—	1
Fair valued at 100% and above of cost	31	154	186	32	9
Securities sold in current year	—			—	1
Total	36	189	221	32	11

Portfolio summary:
Fair valued below 70% of cost or amortized cost	9	76	47	(29)	4
Fair valued at 70% to less than 100% of cost or amortized cost	405	2,018	1,891	(127)	66
Fair valued at 100% and above of cost or amortized cost	2,749	10,168	12,418	2,250	478
Investment income on securities sold in current year	—	—	—	—	30
Total	3,163	$12,262	$14,356	$2,094	$578

At December 31, 2014
Portfolio summary:
Fair valued below 70% of cost or amortized cost	—	$—	$—	$—	$—
Fair valued at 70% to less than 100% of cost or amortized cost	223	861	839	(22)	27
Fair valued at 100% and above of cost or amortized cost	2,792	10,738	13,479	2,741	498
Investment income on securities sold in current year	—	—	—	—	29
Total	3,015	$11,599	$14,318	$2,719	$554

Cincinnati Financial Corporation - 2015 10-K - Page 113

ITEM 8.       Financial Statements and Supplementary Data

Responsibility for Financial Statements
We have prepared the consolidated financial statements of Cincinnati Financial Corporation and our subsidiaries for the year ended December 31, 2015, in accordance with accounting principles generally accepted in the United States of America (GAAP).

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

Deloitte & Touche LLP, our independent registered public accounting firm, audited the consolidated financial statements of Cincinnati Financial Corporation and subsidiaries for the year ended December 31, 2015. Deloitte & Touche LLP met with our audit committee to discuss the results of its examination. They have the opportunity to discuss the adequacy of internal controls and the quality of financial reporting without management present.

Cincinnati Financial Corporation - 2015 10-K - Page 114

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2015, as required by Section 404 of the Sarbanes Oxley Act of 2002. Management’s assessment was based on the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the company maintained effective internal control over financial reporting as of December 31, 2015. The assessment led management to conclude that, as of December 31, 2015, the company’s internal control over financial reporting was effective based on those criteria.

The company’s independent registered public accounting firm has issued an audit report on our internal control over financial reporting as of December 31, 2015.

/S/ Steven J. Johnston
Steven J. Johnston, FCAS, MAAA, CFA, CERA
President and Chief Executive Officer

/S/ Michael J. Sewell
Michael J. Sewell, CPA
Chief Financial Officer, Senior Vice President and Treasurer

February 26, 2016

Cincinnati Financial Corporation - 2015 10-K - Page 115

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Cincinnati Financial Corporation
Fairfield, Ohio

We have audited the accompanying consolidated balance sheets of Cincinnati Financial Corporation and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15(c). We also have audited the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

Cincinnati Financial Corporation - 2015 10-K - Page 116

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Cincinnati Financial Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/S/ Deloitte & Touche LLP
Cincinnati, Ohio
February 26, 2016

Cincinnati Financial Corporation - 2015 10-K - Page 117

Cincinnati Financial Corporation and Subsidiaries
Consolidated Balance Sheets

(Dollars in millions except per share data)	December 31,	December 31,
	2015	2014
Assets
Investments
Fixed maturities, at fair value (amortized cost: 2015—$9,324; 2014—$8,871)	$9,650	$9,460
Equity securities, at fair value (cost: 2015—$2,938; 2014—$2,728)	4,706	4,858
Other invested assets	67	68
Total investments	14,423	14,386
Cash and cash equivalents	544	591
Investment income receivable	129	123
Finance receivable	62	75
Premiums receivable	1,431	1,405
Reinsurance recoverable	542	545
Prepaid reinsurance premiums	54	29
Deferred policy acquisition costs	616	578
Land, building and equipment, net, for company use (accumulated depreciation: 2015—$459; 2014—$446)	185	194
Other assets	154	70
Separate accounts	748	752
Total assets	$18,888	$18,748

Liabilities
Insurance reserves
Loss and loss expense reserves	$4,718	$4,485
Life policy and investment contract reserves	2,583	2,497
Unearned premiums	2,201	2,082
Other liabilities	717	648
Deferred income tax	638	840
Note payable	35	49
Long-term debt and capital lease obligations	821	822
Separate accounts	748	752
Total liabilities	12,461	12,175

Commitments and contingent liabilities (Note 16)	—	—

Shareholders' Equity
Common stock, par value—$2 per share; (authorized: 2015 and 2014—500 million shares; issued: 2015 and 2014—198.3 million shares)	397	397
Paid-in capital	1,232	1,214
Retained earnings	4,762	4,505
Accumulated other comprehensive income	1,344	1,744
Treasury stock at cost (2015—34.4 million shares and 2014—34.6 million shares)	(1,308)	(1,287)
Total shareholders' equity	6,427	6,573
Total liabilities and shareholders' equity	$18,888	$18,748

Accompanying Notes are an integral part of these Consolidated Financial Statements.

Cincinnati Financial Corporation - 2015 10-K - Page 118

Cincinnati Financial Corporation and Subsidiaries
Consolidated Statements of Income

(Dollars in millions except per share data)	Years ended December 31,
	2015	2014	2013
Revenues
Earned premiums	$4,480	$4,243	$3,902
Investment income, net of expenses	572	549	529
Realized investment gains, net	70	133	83
Fee revenues	13	12	8
Other revenues	7	8	9
Total revenues	5,142	4,945	4,531
Benefits and Expenses
Insurance losses and contract holders' benefits	2,808	2,856	2,505
Underwriting, acquisition and insurance expenses	1,387	1,301	1,243
Interest expense	53	53	54
Other operating expenses	13	14	15
Total benefits and expenses	4,261	4,224	3,817
Income Before Income Taxes	881	721	714
Provision for Income Taxes
Current	231	159	178
Deferred	16	37	19
Total provision for income taxes	247	196	197
Net Income	$634	$525	$517
Per Common Share
Net income—basic	$3.87	$3.21	$3.16
Net income—diluted	3.83	3.18	3.12

Accompanying Notes are an integral part of these Consolidated Financial Statements.

Cincinnati Financial Corporation - 2015 10-K - Page 119

Cincinnati Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

(Dollars in millions)	Years ended December 31,
	2015	2014	2013
Net Income	$634	$525	$517
Other Comprehensive Income
Change in unrealized gains and losses on investments, net of tax of $(220), $134, and $161, respectively	(405)	250	299
Amortization of pension actuarial loss and prior service cost, net of tax of $(2), $(6), and $29, respectively	(4)	(12)	54
Change in life deferred acquisition costs, life policy reserves and other, net of tax of $4, $2, and $12, respectively	9	2	22
Other comprehensive (loss) income	(400)	240	375
Comprehensive Income	$234	$765	$892

Accompanying Notes are an integral part of these Consolidated Financial Statements.

Cincinnati Financial Corporation - 2015 10-K - Page 120

Cincinnati Financial Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity

(Dollars in millions)	Years ended December 31,
	2015	2014	2013
Common Stock
Beginning of year	$397	$397	$394
Share-based awards	—	—	3
End of year	397	397	397

Paid-In Capital
Beginning of year	1,214	1,191	1,134
Share-based awards	(7)	—	36
Share-based compensation	20	19	18
Other	5	4	3
End of year	1,232	1,214	1,191

Retained Earnings
Beginning of year	4,505	4,268	4,021
Net income	634	525	517
Dividends declared	(377)	(288)	(270)
End of year	4,762	4,505	4,268

Accumulated Other Comprehensive Income
Beginning of year	1,744	1,504	1,129
Other comprehensive income	(400)	240	375
End of year	1,344	1,744	1,504

Treasury Stock
Beginning of year	(1,287)	(1,290)	(1,225)
Share-based awards	41	37	10
Shares acquired - share repurchase authorization	(53)	(21)	(52)
Shares acquired - share-based compensation plans	(16)	(19)	(28)
Other	7	6	5
End of year	(1,308)	(1,287)	(1,290)

Total Shareholders' Equity	$6,427	$6,573	$6,070

(in millions)
Common Stock - Shares Outstanding
Beginning of year	163.7	163.1	162.9
Share-based awards	1.3	1.3	1.6
Shares acquired - share repurchase authorization	(1.0)	(0.5)	(1.0)
Shares acquired - share-based compensation plans	(0.3)	(0.4)	(0.6)
Other	0.2	0.2	0.2
End of year	163.9	163.7	163.1

Accompanying Notes are an integral part of these Consolidated Financial Statements.

Cincinnati Financial Corporation - 2015 10-K - Page 121

Cincinnati Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

(Dollars in millions)	Years ended December 31,
	2015	2014	2013
Cash Flows From Operating Activities
Net income	$634	$525	$517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52	51	50
Realized investment gains, net	(70)	(133)	(83)
Share-based compensation	20	19	18
Interest credited to contract holders'	44	47	44
Deferred income tax expense	16	37	19
Changes in:
Investment income receivable	(6)	(2)	(6)
Premiums and reinsurance receivable	(48)	(60)	(64)
Deferred policy acquisition costs	(18)	(20)	(44)
Other assets	(39)	19	(32)
Loss and loss expense reserves	233	174	81
Life policy reserves	101	119	84
Unearned premiums	119	106	184
Other liabilities	44	(11)	77
Current income tax receivable/payable	(18)	2	(49)
Net cash provided by operating activities	1,064	873	796
Cash Flows From Investing Activities
Sale of fixed maturities	43	26	40
Call or maturity of fixed maturities	1,199	1,019	930
Sale of equity securities	342	335	178
Purchase of fixed maturities	(1,722)	(1,312)	(1,381)
Purchase of equity securities	(493)	(392)	(265)
Investment in finance receivables	(14)	(18)	(39)
Collection of finance receivables	30	31	30
Investment in buildings and equipment, net	(10)	(9)	(7)
Change in other invested assets, net	1	9	5
Net cash used in investing activities	(624)	(311)	(509)
Cash Flows From Financing Activities
Payment of cash dividends to shareholders	(366)	(278)	(263)
Shares acquired - share repurchase authorization	(53)	(21)	(52)
Payments of note payable	(14)	(55)	—
Proceeds from stock options exercised	24	22	25
Contract holders' funds deposited	83	86	86
Contract holders' funds withdrawn	(148)	(143)	(128)
Excess tax benefits on share-based compensation	4	2	5
Other	(17)	(17)	(14)
Net cash used in financing activities	(487)	(404)	(341)
Net change in cash and cash equivalents	(47)	158	(54)
Cash and cash equivalents at beginning of year	591	433	487
Cash and cash equivalents at end of year	$544	$591	$433
Supplemental Disclosures of Cash Flow Information
Interest paid	$52	$53	$53
Income taxes paid	245	154	222
Noncash Activities
Conversion of securities	$3	$7	$—
Equipment acquired under capital lease obligations	20	12	28
Cashless exercise of stock options	16	19	28
Other assets and other liabilities	27	—	—

Accompanying Notes are an integral part of these Consolidated Financial Statements.

Cincinnati Financial Corporation - 2015 10-K - Page 122

Notes to Consolidated Financial Statements

NOTE 1 – Summary of Significant Accounting Policies

Nature of Operations
Cincinnati Financial Corporation (CFC) operates through our insurance group and two complementary subsidiary companies.

The Cincinnati Insurance Company leads our standard market property casualty insurance group that also includes two subsidiaries: The Cincinnati Casualty Company and The Cincinnati Indemnity Company. This group markets a broad range of standard market commercial and personal policies. The group focuses on delivery of quality customer service to our select group of 1,526 independent insurance agencies with 1,956 reporting locations across 39 states. In 2015 the Cincinnati Insurance Company began our reinsurance assumed operations, Cincinnati Re. Other subsidiaries of The Cincinnati Insurance Company include The Cincinnati Life Insurance Company, which markets life and disability income insurance and fixed annuities, and The Cincinnati Specialty Underwriters Insurance Company, which offers excess and surplus lines property casualty insurance products.

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

Investments
Our portfolio investments are primarily in publicly traded fixed-maturity, equity and short-term investments. Fixed-maturity investments (taxable bonds, tax-exempt bonds, redeemable preferred equities and commercial mortgage- backed securities) and equity investments (common and nonredeemable preferred equities) are classified as available for sale and recorded at fair value in the consolidated financial statements. The number of fixed-maturity securities with fair value below 100 percent of amortized cost can be expected to fluctuate as interest rates rise or fall. Because of our strong capital and long-term investment horizon, our general intent is to hold fixed-maturity investments until maturity, regardless of short-term fluctuations in fair values.

Our invested asset impairment policy states that fixed maturities below their amortized cost that the company (1) intends to sell or (2) more likely than not will be required to sell before recovery of their amortized cost basis are deemed to be other-than-temporarily impaired (OTTI). The amortized cost of any such securities is reduced to fair value as the new cost basis, and a realized loss is recorded in the period in which it is recognized. When these two criteria are not met, and the company believes that full collection of interest and/or principal is not likely, we determine the net present value of future cash flows by using the effective interest rate implicit in the security at the date of acquisition as the discount rate and compare that amount with the amortized cost and fair value of the security. The difference between the net present value of the expected future cash flows and amortized cost of the security is considered a credit loss and recognized as a realized loss in the period in which it occurred. The difference between the fair value and the net present value of the cash flows of the security, the noncredit loss, is recognized in other comprehensive income as an unrealized loss. We had no fixed-maturity securities with a noncredit loss for the years ended 2015 and 2014.

When determining OTTI charges for our equity portfolio, our invested asset impairment policy considers qualitative and quantitative factors, including facts and circumstances specific to individual securities, asset classes, the financial condition of the issuer, changes in dividend payment, the length of time fair value had been less than cost,

Cincinnati Financial Corporation - 2015 10-K - Page 123

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

Included within our other invested assets are $31 million of life policy loans and $36 million of private equity investments. Life policy loans are carried at the receivable value. The private equity investments provide their financial statements to us and generally report investments on their balance sheets at fair value. We use the equity method of accounting for private equity investments.

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

For the purpose of ASC 825 disclosure, we estimate the fair value of long-term senior notes on market pricing of similar debt instruments that are actively trading. We estimate the fair value of our note payable on the year-end outstanding balance because it is short term and tied to a variable interest rate. We estimate the fair value of liabilities for investment contracts and annuities using discounted cash flow calculations across a wide range of economic interest rate scenarios with a provision for our nonperformance risk. We estimate the fair value for policyholder loans on insurance contracts using a discounted cash flow model. Determination of fair value for structured settlements assumes the discount rates used to calculate the present value of expected payments are the risk-free spot rates plus an A3 rated bond spread for financial issuers at December 31, 2015, to account for nonperformance risk. See Note 3, Fair Value Measurements, for further details.

Cash and Cash Equivalents
Cash and cash equivalents are highly liquid instruments that include liquid debt instruments with original maturities of less than three months. These are carried at cost, which approximates fair value.

Property Casualty Insurance
The consolidated property casualty companies actively write property casualty insurance through independent agencies in 39 states. Our 10 largest states generated 62 percent and 63 percent of total earned premiums in 2015 and 2014, respectively. Ohio, our largest state, accounted for 17 percent and 18 percent of total earned premiums in 2015 and 2014, respectively. Illinois, Indiana, Georgia, Pennsylvania, Michigan and North Carolina each accounted for between 5 percent and 7 percent of total earned premiums in 2015. Our largest single agency relationship accounted for approximately less than 1 percent of our total property casualty earned premiums in 2015. No aggregate agency relationship locations under a single ownership structure accounted for

Cincinnati Financial Corporation - 2015 10-K - Page 124

more than 3 percent of our total property casualty earned premiums in 2015. We record revenues for installment charges as fee revenues in the consolidated statements of income.

Property casualty written premiums are deferred and recorded as earned premiums on a pro rata basis over the terms of the policies. We record as unearned premiums the portion of written premiums that applies to unexpired policy terms. Expenses associated with successfully acquiring insurance policies – commissions, premium taxes and underwriting costs – are deferred and amortized over the terms of the policies. All acquisition costs are in accordance with Accounting Standards Update (ASU) 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. We assess recoverability of deferred acquisition costs at the segment level, consistent with the way we acquire, service and manage insurance policies and measure profitability. We analyze our acquisition cost assumptions to reflect actual experience, and we evaluate potential premium deficiencies.

Certain property casualty policies are not entered into policy underwriting systems as of the effective date of coverage. An estimate is recorded for these unprocessed written premiums. A large majority of the estimate is unearned and has no material impact on earned premiums.

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

Cincinnati Financial Corporation - 2015 10-K - Page 125

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

We capitalize acquisition costs associated with successfully acquiring universal life long-duration contracts. We charge these capitalized costs to expenses over the term of coverage of the contract in accordance with the recognition of gross profit from the contract. When we charge deferred policy acquisition costs to expenses, we use assumptions based on our best estimates of long-term experience. We review and modify these assumptions on a regular basis.

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

We carry the assets of separate account BOLIs at fair value. The liabilities on separate account BOLIs primarily are the contract holders’ claims to the related assets and are carried at an amount equal to the contract holders’ account value. At December 31, 2015, the current fair value of the BOLI invested assets and cash exceeded the current fair value of the contract holders’ account value by approximately $21 million. If the BOLI projected fair value were to fall below the value we guaranteed, a liability would be established with a corresponding charge to the company’s earnings.

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

Reinsurance Assumed
The Cincinnati Insurance Company is expanding in the area of assumed reinsurance. Business written includes treaties that provide coverage for property catastrophe events on a worldwide basis. Premiums are primarily earned on a pro rata basis over the coverage period of the treaty. We also assume risk with limited exposure as a reinsurer for other insurance companies, reinsurers and involuntary state pools.

Cincinnati Financial Corporation - 2015 10-K - Page 126

Reinsurance Ceded
We reduce risk and uncertainty by buying property casualty and life reinsurance. Reinsurance contracts do not relieve us from our obligation to policyholders, but rather help protect our financial strength to perform that duty. All of these ceded reinsurance contracts transfer the economic risk of loss.

Ceded premiums are deferred and recorded as earned premiums on a pro rata basis over the terms of the contracts. We estimate loss amounts recoverable from our reinsurers based on the reinsurance policy terms. Historically, our claims with reinsurers have been paid. We do not have an allowance for uncollectible reinsurance.

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

Land, Building and Equipment
We record land at cost, and record building and equipment at cost less accumulated depreciation. Equipment held under capital leases also is classified as property and equipment with the related lease obligations recorded as liabilities. We capitalize and amortize costs for internally developed computer software during the application development stage. These costs generally consist of external consulting, payroll and payroll-related costs. Our depreciation is based on estimated useful lives (ranging from three years to 39.5 years) using straight-line and accelerated methods. Depreciation expense was $36 million for 2015, and $37 million for 2014 and 2013, respectively. We monitor land, building and equipment and software assets for potential impairments. Potential impairments may include a significant decrease in the fair values of the assets, considerable cost overruns on projects, a change in legal factors or business climate or other factors that indicate that the carrying amount may not be recoverable or useful. There were no recorded land, building and equipment impairments for 2015, 2014 or 2013.

Finance Receivables
Our leasing subsidiary provides auto and equipment direct financing (leases and loans) to commercial and individual clients. We generally transfer ownership of the property to the client as the terms of the leases expire. Our lease contracts contain bargain purchase options. We account for these leases and loans as direct financing-type leases. We capitalize and amortize lease or loan origination costs over the life of the financing, using the effective interest method. These costs may include, but are not limited to finder fees, broker fees, filing fees and the cost of credit reports. We record income as other revenues over the financing term using the effective interest method in the consolidated statements of income, Finance receivables are reviewed for impairment and are insignificant to our consolidated financial position, results of operations and cash flows.

Employee Benefit Pension Plan
We sponsor a defined benefit pension plan that was modified during 2008. We closed entry into the pension plan, and only participants 40 years of age or older could elect to remain in the plan. Our pension expense is based on certain actuarial assumptions and also is composed of several components that are determined using the projected

Cincinnati Financial Corporation - 2015 10-K - Page 127

unit credit actuarial cost method. Refer to Note 13, Employee Retirement Benefits, for more information about our defined benefit pension plan.

Share-Based Compensation
We grant qualified and nonqualified share-based compensation under authorized plans. The stock options generally vest on a graded scale over three years following the date of grant and are exercisable over 10-year periods. We grant service-based restricted stock units that cliff vest three years after the date of grant as well as service-based restricted stock units that vest ratably over the three year vesting term. We also grant performance-based restricted stock units that vest if certain market conditions are attained. In 2015, the CFC compensation committee approved share-based awards including incentive stock options, nonqualified stock options, service-based restricted and performance-based restricted stock units. See Note 17, Share-Based Associate Compensation Plans, for further details.

Subsequent Events
There were no subsequent events requiring adjustment to the financial statements or disclosure.

Adopted Accounting Updates

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

The company adopted these ASU's retrospectively as of December 31, 2015. Certain prior year amounts have been reclassified to conform with the current-year presentation, including Other assets and Long-term debt and capital lease obligations which were reduced by approximately $5 million each. There were no changes to shareholders' equity as a result of these adoptions. There were no other impacts on our company's consolidated financial position, cash flows or results of operations.

Pending Accounting Updates

ASU 2014-09, Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Insurance contracts do not fall within the scope of this ASU. The effective date of ASU 2014-09 is for annual reporting periods beginning after December 15, 2017 with early adoption permitted. The ASU has not yet been adopted; however, there is not expected to be a material impact on our company’s consolidated financial position, cash flows or results of operations.

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

ASU 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis

Cincinnati Financial Corporation - 2015 10-K - Page 128

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis. ASU 2015-02 makes amendments to the current consolidation guidance, focusing mainly on the investment management industry; however entities across all industries could be impacted. The effective date of ASU 2015-02 is for interim and annual reporting periods beginning after December 15, 2015. The ASU has not yet been adopted; however, there is not expected to be a material impact on our company’s consolidated financial position, cash flows or results of operations.

ASU 2015-09, Financial Services-Insurance: Disclosures about Short-Duration Contracts
In May 2015, the FASB issued ASU 2015-09, Financial Services-Insurance: Disclosures About Short-Duration Contracts. ASU 2015-09 requires entities to provide additional disclosures about the liability for unpaid claims and claim adjustment expenses to increase the transparency of significant estimates. ASU 2015-09 also requires entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including reasons for the change and the effects on the financial statements. ASU 2015-09 also requires entities to disclose a rollforward of the liability of unpaid claims and claim adjustment expense for annual and interim reporting periods. The effective date of ASU 2015-09 is for annual reporting periods beginning after December 15, 2015, and interim reporting periods within annual periods beginning after December 15, 2016. The ASU has not yet been adopted and will not have a material impact on our company’s consolidated financial position, cash flows or results of operations, but the ASU will require additional disclosures to our annual and interim financial statements.

ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 revises the accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The effective date of ASU 2016-01 is for interim and annual reporting periods beginning after December 15, 2017. The ASU has not yet been adopted. Management is currently evaluating the impact on our company’s consolidated financial position, cash flows and results of operations.

Cincinnati Financial Corporation - 2015 10-K - Page 129

 NOTE 2 – Investments
The following table provides cost or amortized cost, gross unrealized gains, gross unrealized losses and fair value for our fixed-maturity and equity securities:

(Dollars in millions)	Cost or amortized cost	Gross unrealized		Fair value
At December 31, 2015		gains	losses
Fixed-maturity securities:
Corporate	$5,294	$255	$96	$5,453
States, municipalities and political subdivisions	3,440	172	1	3,611
Commercial mortgage-backed	287	4	2	289
Government-sponsored enterprises	284	—	6	278
Foreign government	10	—	—	10
Convertibles and bonds with warrants attached	5	—	—	5
United States government	4	—	—	4
Subtotal	9,324	431	105	9,650
Equity securities:
Common equities	2,749	1,787	51	4,485
Nonredeemable preferred equities	189	32	—	221
Subtotal	2,938	1,819	51	4,706
Total	$12,262	$2,250	$156	$14,356

At December 31, 2014
Fixed-maturity securities:
Corporate	$5,117	$420	$11	$5,526
States, municipalities and political subdivisions	3,267	178	2	3,443
Commercial mortgage-backed	250	9	—	259
Government-sponsored enterprises	213	—	5	208
Foreign government	10	—	—	10
Convertibles and bonds with warrants attached	7	—	—	7
United States government	7	—	—	7
Subtotal	8,871	607	18	9,460
Equity securities:
Common equities	2,583	2,099	3	4,679
Nonredeemable preferred equities	145	35	1	179
Subtotal	2,728	2,134	4	4,858
Total	$11,599	$2,741	$22	$14,318

The net unrealized investment gains in our fixed-maturity portfolio are primarily the result of the continued low interest rate environment that increased the fair value of our fixed-maturity portfolio. Our commercial mortgage-backed securities had an average rating of Aa1/AA at December 31, 2015 and 2014. The seven largest net unrealized investment gains in our common stock portfolio are from Exxon Mobil Corporation (NYSE:XOM), Honeywell International Incorporated (NYSE:HON), The Procter & Gamble Company (NYSE:PG), BlackRock Inc. (NYSE:BLK), Microsoft Corporation (Nasdaq:MFST), Johnson and Johnson (NYSE:JNJ), and JP Morgan Chase & Co. (NYSE:JPM), which had a combined gross unrealized gain of $566 million. At December 31, 2015, JP Morgan Chase & Co. was our largest single equity holding with a fair value of 3.3 percent of our publicly traded common equities portfolio and 1.0 percent of the total investment portfolio.

Cincinnati Financial Corporation - 2015 10-K - Page 130

The table below provides fair values and unrealized losses by investment category and by the duration of the securities’ continuous unrealized loss positions:

(Dollars in millions)	Less than 12 months		12 months or more		Total
At December 31, 2015	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed-maturity securities:
Corporate	$1,099	$63	$133	$33	$1,232	$96
States, municipalities and political subdivisions	47	1	22	—	69	1
Commercial mortgage-backed	103	2	2	—	105	2
Government-sponsored enterprises	100	2	127	4	227	6
Subtotal	1,349	68	284	37	1,633	105
Equity securities:
Common equities	270	51	—	—	270	51
Nonredeemable preferred equities	35	—	—	—	35	—
Subtotal	305	51	—	—	305	51
Total	$1,654	$119	$284	$37	$1,938	$156
At December 31, 2014
Fixed-maturity securities:
Corporate	$261	$8	$90	$3	$351	$11
States, municipalities and political subdivisions	17	—	135	2	152	2
Commercial mortgage-backed	3	—	23	—	26	—
Government-sponsored enterprises	11	—	181	5	192	5
Subtotal	292	8	429	10	721	18
Equity securities:
Common equities	85	3	—	—	85	3
Nonredeemable preferred equities	16	—	17	1	33	1
Subtotal	101	3	17	1	118	4
Total	$393	$11	$446	$11	$839	$22

Contractual maturity dates for fixed-maturity investments were:

(Dollars in millions)	Amortized cost	Fair value	% of fair value
At December 31, 2015
Maturity dates:
Due in one year or less	$453	$459	4.8%
Due after one year through five years	3,068	3,243	33.6
Due after five years through ten years	3,592	3,649	37.8
Due after ten years	2,211	2,299	23.8
Total	$9,324	$9,650	100.0%

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

At December 31, 2015, fixed-maturity investments with amortized cost of $74 million and fair value of $77 million were on deposit with various states in compliance with regulatory requirements. At December 31, 2014, fixed‑maturity investments with amortized cost of $75 million and fair value of $78 million were on deposit with various states in compliance with regulatory requirements.

Cincinnati Financial Corporation - 2015 10-K - Page 131

The following table provides investment income, realized investment gains and losses, and the change in unrealized investment gains and losses:

(Dollars in millions)	Years ended December 31,
	2015	2014	2013
Investment income:
Interest	$428	$417	$413
Dividends	150	138	122
Other	3	2	3
Total	581	557	538
Less investment expenses	9	8	9
Total	$572	$549	$529

Realized investment gains and losses:
Fixed maturities:
Gross realized gains	$18	$21	$15
Gross realized losses	—	(3)	—
Other-than-temporary impairments	(18)	(15)	(2)
Equity securities:
Gross realized gains	129	136	64
Gross realized losses	(26)	—	—
Other-than-temporary impairments	(34)	(9)	—
Other	1	3	6
Total	$70	$133	$83

Change in unrealized investment gains and losses:
Fixed maturities	$(263)	$106	$(387)
Equity securities	(362)	278	847
Less deferred income taxes	(220)	134	161
Total	$(405)	$250	$299

For the years ended December 31, 2015, 2014 and 2013, there were no credit losses on fixed-maturity securities for which a portion of OTTI has been recognized in other comprehensive income.

During 2015, we other-than-temporarily impaired 20 securities. At December 31, 2015, 69 fixed-maturity investments with a total unrealized loss of $37 million had been in an unrealized loss position for 12 months or more. Of that total, five fixed-maturity investments had fair values below 70 percent of amortized cost. There were no equity security investments in an unrealized loss position for 12 months or more as of December 31, 2015.

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

Cincinnati Financial Corporation - 2015 10-K - Page 132

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

The technique used for the Level 2 fixed-maturity securities and taxable fixed maturities in separate accounts is the application of market based modeling. The inputs used for all classes of fixed-maturity securities listed in the table below include relevant market information by asset class, trade activity of like securities, marketplace quotes, benchmark yields, spreads off benchmark yields, interest rates, U.S. Treasury or swap curves, yield to maturity and economic events. Specific to commercial mortgage-backed securities, key inputs also include prepayment and default projections based on past performance of the underlying collateral and current market data. All of the Level 2 fixed-maturity securities are priced by a nationally recognized pricing vendor.
The Level 2 nonredeemable preferred equities technique used is the application of market based modeling. The inputs used, similar to those used by the pricing vendor for our fixed-maturity securities, include relevant market information, trade activity of like securities, yield to maturity, corporate action notices and economic events. All of the Level 2 nonredeemable preferred equities are priced by a nationally recognized pricing vendor.

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

Cincinnati Financial Corporation - 2015 10-K - Page 133

The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis at December 31, 2015 and 2014. We do not have any liabilities carried at fair value. There were no transfers between Level 1 and Level 2.

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)		Significant unobservable inputs (Level 3)
At December 31, 2015		Significant other observable inputs (Level 2)		Total
Fixed maturities, available for sale:
Corporate	$—	$5,402	$51	$5,453
States, municipalities and political subdivisions	—	3,611	—	3,611
Commercial mortgage-backed	—	289	—	289
Government-sponsored enterprises	—	278	—	278
Foreign government	—	10	—	10
Convertibles and bonds with warrants attached	—	5	—	5
United States government	4	—	—	4
Subtotal	4	9,595	51	9,650
Common equities, available for sale	4,485	—	—	4,485
Nonredeemable preferred equities, available for sale	—	218	3	221
Separate accounts taxable fixed maturities	—	736	1	737
Top Hat savings plan mutual funds and common equity (included in Other assets)	21	—	—	21
Total	$4,510	$10,549	$55	$15,114

At December 31, 2014
Fixed maturities, available for sale:
Corporate	$—	$5,508	$18	$5,526
States, municipalities and political subdivisions	—	3,443	—	3,443
Commercial mortgage-backed	—	259	—	259
Government-sponsored enterprises	—	208	—	208
Foreign government	—	10	—	10
Convertibles and bonds with warrants attached	—	7	—	7
United States government	7	—	—	7
Subtotal	7	9,435	18	9,460
Common equities, available for sale	4,679	—	—	4,679
Nonredeemable preferred equities, available for sale	—	177	2	179
Separate accounts taxable fixed maturities	—	731	—	731
Top Hat savings plan mutual funds and common equity (included in Other assets)	18	—	—	18
Total	$4,704	$10,343	$20	$15,067

Each financial instrument that was deemed to have significant unobservable inputs when determining valuation is identified in the following tables by security type with a summary of changes in fair value for the years ended December 31, 2015 and 2014. Total Level 3 assets continue to be less than 1 percent of financial assets measured at fair value in the consolidated balance sheets. Assets presented in the table below were valued based primarily on broker/dealer quotes for which there is a lack of transparency as to inputs used to develop the valuations. Transfers into Level 3 included situations where a fair value quote was not provided by the company's nationally recognized pricing vendor and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3. Transfers out of Level 3 included situations where a broker quote was used in the prior period and a fair value quote

Cincinnati Financial Corporation - 2015 10-K - Page 134

became available from the company's pricing vendor in the current period. A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant. The quantitative detail of these unobservable inputs is neither provided nor reasonably available to us.

The following table provides the change in Level 3 assets during 2015 and 2014:

(Dollars in millions)	Asset fair value measurements using significant unobservable input
	Corporate fixed maturities	Taxable fixed maturities-separate accounts	Nonredeemable preferred equities	Total
Beginning balance, January 1, 2015	$18	$—	$2	$20
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—
Included in other comprehensive income	—	—	1	1
Purchases	36	1	—	37
Sales	—	—	—	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	(3)	—	—	(3)
Ending balance, December 31, 2015	$51	$1	$3	$55

Beginning balance, January 1, 2014	$2	$—	$2	$4
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—
Included in other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Sales	—	—	—	—
Transfers into Level 3	16	—	—	16
Transfers out of Level 3	—	—	—	—
Ending balance, December 31, 2014	$18	$—	$2	$20

With the exception of the above table, additional disclosures for the Level 3 category are not material.

Cincinnati Financial Corporation - 2015 10-K - Page 135

Fair Value Disclosure for Assets and Liabilities Not Carried at Fair Value
The disclosures below are presented to provide information about the effects of current market conditions on financial instruments that are not reported at fair value in our consolidated financial statements.

The following table shows fair values of our note payable and long-term debt:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At December 31, 2015
Note payable	$—	$35	$—	$35
6.900% senior debentures, due 2028	—	31	—	31
6.920% senior debentures, due 2028	—	480	—	480
6.125% senior notes, due 2034	—	425	—	425
Total	$—	$971	$—	$971

At December 31, 2014
Note payable	$—	$49	$—	$49
6.900% senior debentures, due 2028	—	34	—	34
6.920% senior debentures, due 2028	—	496	—	496
6.125% senior notes, due 2034	—	449	—	449
Total	$—	$1,028	$—	$1,028

Fair value of the note payable was determined based upon the outstanding balance at December 31, 2015 and 2014, because it is short term and tied to a variable interest rate. The note payable was classified as Level 2 as an active market does not exist, but fair value is determined based on observable inputs.

Fair value of the long-term debt was determined under the fair value measurements and disclosure accounting rules based on market pricing of similar debt instruments that are actively trading. We determine fair value for our debt the same way that we value corporate fixed maturities in our investment portfolio. Fair value can vary with macroeconomic conditions. Regardless of the fluctuations in fair value, the outstanding principal amount of our long-term debt is $793 million at both December 31, 2015 and 2014. None of the long-term debt is encumbered by rating triggers.

The following table shows the fair value of our life policy loans, included in other invested assets:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At December 31, 2015
Life policy loans	$—	$—	$40	$40

At December 31, 2014
Life policy loans	$—	$—	$39	$39

Outstanding principal and interest for these life policy loans totaled $31 million at December 31, 2015 and 2014. To determine the fair value, we make the following significant assumptions: (1) the discount rates used to calculate the present value of expected payments are the risk-free spot rates, as nonperformance risk is minimal; and (2) the loan repayment rate by which policyholders pay off their loan balances is in line with past experience.

Cincinnati Financial Corporation - 2015 10-K - Page 136

The following table shows fair value of our deferred annuities and structured settlements included in life policy and investment contract reserves:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At December 31, 2015
Deferred annuities	$—	$—	$886	$886
Structured settlements	—	208	—	208
Total	$—	$208	$886	$1,094

At December 31, 2014
Deferred annuities	$—	$—	$897	$897
Structured settlements	—	217	—	217
Total	$—	$217	$897	$1,114

Recorded reserves for the deferred annuities were $860 million and $863 million at December 31, 2015 and 2014, respectively. Recorded reserves for the structured settlements were $174 million and $182 million at December 31, 2015 and 2014, respectively.

Fair values for deferred annuities were calculated based upon internally developed models because active, observable markets do not exist for those items. To determine the fair value, we made the following significant assumptions: (1) the discount rates used to calculate the present value of expected payments are the risk-free spot rates plus an A3 rated bond spread for financial issuers at December 31, 2015 and 2014, to account for nonperformance risk; (2) the rate of interest credited to policyholders is the portfolio net earned interest rate less a spread for expenses and profit; and (3) additional lapses occur when the credited interest rate is exceeded by an assumed competitor credited rate, which is a function of the risk-free rate of the economic scenario being modeled.

Determination of fair value for structured settlements assumes the discount rates used to calculate the present value of expected payments are the risk-free spot rates plus an A3 rated bond spread for financial issuers at December 31, 2015 and 2014, to account for nonperformance risk.

NOTE 4 – Property Casualty Loss and Loss Expenses
This table summarizes activity for our consolidated property casualty loss and loss expense reserves:

(Dollars in millions)	Years ended December 31,
	2015	2014	2013
Gross loss and loss expense reserves, January 1	$4,438	$4,241	$4,169
Less reinsurance recoverable	282	299	356
Net loss and loss expense reserves, January 1	4,156	3,942	3,813
Net incurred loss and loss expenses related to:
Current accident year	2,756	2,725	2,448
Prior accident years	(184)	(98)	(147)
Total incurred	2,572	2,627	2,301
Net paid loss and loss expenses related to:
Current accident year	1,152	1,212	1,045
Prior accident years	1,197	1,201	1,127
Total paid	2,349	2,413	2,172

Net loss and loss expense reserves, December 31	4,379	4,156	3,942
Plus reinsurance recoverable	281	282	299
Gross loss and loss expense reserves, December 31	$4,660	$4,438	$4,241

Cincinnati Financial Corporation - 2015 10-K - Page 137

We use actuarial methods, models and judgment to estimate, as of a financial statement date, the property casualty loss and loss expense reserves required to pay for and settle all outstanding insured claims, including incurred but not reported (IBNR) claims, as of that date. The actuarial estimate is subject to review and adjustment by an inter-departmental committee that includes actuarial management that is familiar with relevant company and industry business, claims and underwriting trends, as well as general economic and legal trends that could affect future loss and loss expense payments. The amount we will actually have to pay for claims can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate. The reserve for loss and loss expenses in the consolidated balance sheets also includes
$58 million, $47 million and $70 million for certain accident, life and health loss reserves at December 31, 2015, 2014 and 2013, respectively.

During 2015, we experienced $184 million of favorable development on prior accident years including $154 million of favorable development in commercial lines, $5 million of adverse development in personal lines and $35 million of favorable development in excess and surplus lines. Favorable development in 2015 was $86 million more than in 2014, due primarily to reduced uncertainty of prior accident year loss and loss adjustment net expense. This illustrates the potential for revisions inherent in estimating reserves, especially for long-tail lines such as commercial casualty and workers’ compensation. We recognized favorable development of $93 million for the workers' compensation line, largely due to more favorable 2015 workers' compensation trends for estimated payments to be made in future calendar years that were down slightly from 2014. We recognized favorable development of $63 million for the commercial casualty line. Development for products liability was favorable for most prior accident years and development of prior years for commercial umbrella coverage improved slightly better than expected. Therefore, estimated ultimate losses were lowered. Our commercial auto line experienced $31 million of adverse development due to higher loss cost effects in recent accident years, resulting in an increase of our reserve estimate for claims that have not yet been settled. We believe we were slow to recognize some of the higher loss cost effects.

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

Cincinnati Financial Corporation - 2015 10-K - Page 138

Asbestos and Environmental Reserves
We carried $84 million of net loss and loss expense reserves for asbestos and environmental claims and
$45 million of reserves for mold claims at December 31, 2015, compared with $81 million and $51 million, respectively, at December 31, 2014. The asbestos and environmental claims amounts for each respective year constituted 1.9 percent and 2.0 percent of total net loss and loss expense reserves at these year-end dates.

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

Cincinnati Financial Corporation - 2015 10-K - Page 139

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

This table summarizes our life policy and investment contract reserves:

(Dollars in millions)	At December 31,
	2015	2014
Traditional life	$943	$875
Deferred annuities	860	863
Universal life	558	530
Structured settlements	174	182
Other	48	47
Total life policy and investment contract reserves	$2,583	$2,497

NOTE 6 – Deferred Policy Acquisition Costs
Expenses associated with successfully acquiring insurance policies – primarily commissions, premium taxes and underwriting costs – are deferred and amortized over the terms of the policies. We update our acquisition cost assumptions periodically to reflect actual experience, and we evaluate the costs for recoverability.

The table below shows the deferred policy acquisition costs and asset reconciliation:

(Dollars in millions)	Years ended December 31,
	2015	2014	2013
Property casualty:
Deferred policy acquisition costs asset, January 1	$379	$366	$337
Capitalized deferred policy acquisition costs	801	783	756
Amortized deferred policy acquisition costs	(792)	(770)	(727)
Deferred policy acquisition costs asset, December 31	$388	$379	$366

Life:
Deferred policy acquisition costs asset, January 1	$199	$199	$133
Capitalized deferred policy acquisition costs	45	44	46
Amortized deferred policy acquisition costs	(37)	(37)	(31)
Amortized shadow deferred policy acquisition costs	21	(7)	51
Deferred policy acquisition costs asset, December 31	$228	$199	$199

Consolidated:
Deferred policy acquisition costs asset, January 1	$578	$565	$470
Capitalized deferred policy acquisition costs	846	827	802
Amortized deferred policy acquisition costs	(829)	(807)	(758)
Amortized shadow deferred policy acquisition costs	21	(7)	51
Deferred policy acquisition costs asset, December 31	$616	$578	$565

Cincinnati Financial Corporation - 2015 10-K - Page 140

The change in amortized shadow deferred policy acquisition costs in 2015 and 2013 compared to 2014 was the result of increasing interest rates. No premium deficiencies were recorded in the consolidated statements of income in 2015, 2014 and 2013, as the sum of the anticipated loss and loss adjustment expenses, policyholder dividends and unamortized deferred acquisition expenses did not exceed the related unearned premiums and anticipated investment income.

NOTE 7 – Note Payable
We have one line of credit in 2015 and 2014 through multiple commercial banks with a borrowing capacity of
$225 million and an additional $50 million accordion feature. Our unsecured revolving credit facility has a term of five years that expires May 13, 2019. We had no compensating balance requirements on short-term debt for either 2015 or 2014. At December 31, 2015, $35 million was drawn on the line of credit. At December 31, 2014,
$49 million was drawn on the line of credit. The interest rate charged on our borrowings on this credit agreement ranged from 1.07 percent to 1.19 percent during 2015 and ranged from 1.15 percent to 1.30 percent during 2014.

NOTE 8 – Long-Term Debt and Capital Lease Obligations
This table summarizes the principal amounts of our long-term debt excluding unamortized discounts, none of which are encumbered by rating triggers:

(Dollars in millions)			Book value		Principal amount
Interest rate	Year of issue		At December 31,		At December 31,
			2015	2014	2015	2014
6.900%	1998	Senior debentures, due 2028	$26	$26	$28	$28
6.920%	2005	Senior debentures, due 2028	391	391	391	391
6.125%	2004	Senior notes, due 2034	369	369	374	374
		Total	$786	$786	$793	$793

Capital lease obligations, excluding an insignificant amount of interest, totaled $35 million and $36 million in 2015 and 2014, respectively. Below are the expected capital lease obligations that we expect to pay over the next six years:

(Dollars in millions)	Years ended December 31,
	2016	2017	2018	2019	2020	2021
Capital lease obligations	$13	$8	$6	$4	$3	$1

Cincinnati Financial Corporation - 2015 10-K - Page 141

NOTE 9 – Shareholders’ Equity and Dividend Restrictions
Declared cash dividends per share were $2.30, $1.76 and $1.655 for the years ended December 31, 2015, 2014 and 2013, respectively.

Our insurance subsidiary declared dividends to the parent company of $447 million in 2015, $400 million in 2014 and $375 million in 2013. State regulatory requirements restrict the dividends insurance subsidiaries can pay. Dividends must be paid within 30 days of declaration. Generally, the most our insurance subsidiary can pay without prior regulatory approval is the greater of 10 percent of statutory capital and surplus or 100 percent of statutory net income for the prior calendar year. Dividends exceeding these limitations may be paid only with approval of the insurance department of the domiciliary state. During 2016, the total that our insurance subsidiary, which is the parent of all other insurance subsidiaries, may declare in dividends is approximately $534 million.

Accumulated Other Comprehensive Income
The table below shows beginning and end of year accumulated other comprehensive income (AOCI) for investments, pension obligations, life deferred acquisition costs, life policy reserves and other. The changes from the beginning of year to the end of year are the result of changes to other comprehensive income or loss (OCI).

(Dollars in millions)	2015			2014			2013
	Before tax	Income tax	Net	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, January 1	$2,719	$942	$1,777	$2,335	$808	$1,527	$1,875	$647	$1,228
OCI before realized gains recognized in net income	(556)	(196)	(360)	514	181	333	537	188	349
Realized gains and losses recognized in net income	(69)	(24)	(45)	(130)	(47)	(83)	(77)	(27)	(50)
OCI	(625)	(220)	(405)	384	134	250	460	161	299
AOCI, December 31	$2,094	$722	$1,372	$2,719	$942	$1,777	$2,335	$808	$1,527

Pension obligations:
AOCI, January 1	$(36)	$(12)	$(24)	$(18)	$(6)	$(12)	$(101)	$(35)	$(66)
OCI excluding amortization recognized in net income	(12)	(5)	(7)	(21)	(7)	(14)	83	29	54
Amortization recognized in net income	6	3	3	3	1	2	—	—	—
OCI	(6)	(2)	(4)	(18)	(6)	(12)	83	29	54
AOCI, December 31	$(42)	$(14)	$(28)	$(36)	$(12)	$(24)	$(18)	$(6)	$(12)

Life deferred acquisition costs, life policy reserves and other:
AOCI, January 1	$(12)	$(3)	$(9)	$(16)	$(5)	$(11)	$(50)	$(17)	$(33)
OCI before realized gains recognized in net income	14	5	9	7	3	4	40	14	26
Realized gains and losses recognized in net income	(1)	(1)	—	(3)	(1)	(2)	(6)	(2)	(4)
OCI	13	4	9	4	2	2	34	12	22
AOCI, December 31	$1	$1	$—	$(12)	$(3)	$(9)	$(16)	$(5)	$(11)

Summary of AOCI:
AOCI, January 1	$2,671	$927	$1,744	$2,301	$797	$1,504	$1,724	$595	$1,129
Investments OCI	(625)	(220)	(405)	384	134	250	460	161	299
Pension obligations OCI	(6)	(2)	(4)	(18)	(6)	(12)	83	29	54
Life deferred acquisition costs, life policy reserves and other OCI	13	4	9	4	2	2	34	12	22
Total OCI	(618)	(218)	(400)	370	130	240	577	202	375
AOCI, December 31	$2,053	$709	$1,344	$2,671	$927	$1,744	$2,301	$797	$1,504

Cincinnati Financial Corporation - 2015 10-K - Page 142

Investments realized gains and life deferred acquisition costs, life policy reserves and other realized gains are recorded in the realized investment gains, net, line item in the consolidated statements of income. Amortization on pension obligations is recorded in the insurance losses and contract holders' benefits and underwriting, acquisition and insurance expenses in the consolidated statements of income.

NOTE 10 – Reinsurance
Primary components of our property casualty operations assumed reinsurance include involuntary and voluntary assumed as well as contracts from our reinsurance assumed operations, known as Cincinnati Re. Primary components of our ceded reinsurance include a property per risk treaty, property excess treaty, casualty per occurrence treaty, casualty excess treaty, property catastrophe treaty and catastrophe bonds and retrocessions on our reinsurance assumed operations. Management’s decisions about the appropriate level of risk retention are affected by various factors, including changes in our underwriting practices, capacity to retain risks and reinsurance market conditions.

Our consolidated statements of income include earned consolidated property casualty insurance premiums on assumed and ceded business:

(Dollars in millions)	Years ended December 31,
	2015	2014	2013
Direct earned premiums	$4,396	$4,209	$3,903
Assumed earned premiums	29	12	11
Ceded earned premiums	(154)	(176)	(201)
Earned premiums	$4,271	$4,045	$3,713

Our consolidated statements of income include incurred consolidated property casualty insurance loss and loss expenses on assumed and ceded business:

(Dollars in millions)	Years ended December 31,
	2015	2014	2013
Direct incurred loss and loss expenses	$2,596	$2,661	$2,323
Assumed incurred loss and loss expenses	12	6	11
Ceded incurred loss and loss expenses	(36)	(40)	(33)
Incurred loss and loss expenses	$2,572	$2,627	$2,301

Our ceded incurred results generally vary with our catastrophe experience.

Our life insurance company purchases reinsurance for protection of a portion of risks that are written. Primary components of our life reinsurance program include individual mortality coverage, aggregate catastrophe and accidental death coverage in excess of certain deductibles.

Our consolidated statements of income include earned life insurance premiums on ceded business:

(Dollars in millions)	Years ended December 31,
	2015	2014	2013
Direct earned premiums	$271	$259	$248
Ceded earned premiums	(62)	(61)	(59)
Earned premiums	$209	$198	$189

Cincinnati Financial Corporation - 2015 10-K - Page 143

Our consolidated statements of income include life insurance contract holders’ benefits incurred on ceded business:

(Dollars in millions)	Years ended December 31,
	2015	2014	2013
Direct contract holders' benefits incurred	$292	$299	$266
Ceded contract holders' benefits incurred	(56)	(70)	(62)
Contract holders' benefits incurred	$236	$229	$204

The ceded benefits incurred can vary depending on the type of life insurance policy held and the year the policy was issued.

NOTE 11 – Income Taxes
The significant components of deferred tax assets and liabilities included in the consolidated balance sheets at December 31 were as follows:

(Dollars in millions)	At December 31,
	2015	2014
Deferred tax assets:
Loss and loss expense reserves	$191	$197
Unearned premiums	151	145
Investments	25	16
Other	42	41
Total gross deferred tax assets	409	399
Deferred tax liabilities:
Unrealized investment gains, net	719	937
Deferred acquisition costs	187	183
Life policy reserves	137	110
Other	4	9
Total gross deferred tax liabilities	1,047	1,239
Net deferred income tax liability	$638	$840

Deferred tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount recognized for tax purposes.

The differences between the 35 percent statutory federal income tax rate and our effective income tax rate were as follows:

(Dollars in millions)	Years ended December 31,
	2015		2014		2013
Tax at statutory rate:	$308	35.0%	$252	35.0%	$250	35.0%
Increase (decrease) resulting from:
Tax-exempt income from municipal bonds	(33)	(3.7)	(33)	(4.6)	(32)	(4.5)
Dividend received exclusion	(32)	(3.6)	(29)	(4.0)	(26)	(3.6)
Other	4	0.3	6	0.8	5	0.7
Provision for income taxes	$247	28.0%	$196	27.2%	$197	27.6%

The provision for federal income taxes is based upon filing a consolidated income tax return for the company and its subsidiaries. As of December 31, 2015, 2014 and 2013, we had no operating or capital loss carry forwards.

Cincinnati Financial Corporation - 2015 10-K - Page 144

Unrecognized Tax Benefits
As a result of positions either taken in our 2012 through 2014 federal tax returns filed with the IRS or expected to be taken in the 2015 filing, we believe it is more likely than not that our tax liability will be sustained upon examination by the IRS. We therefore carry no amount for unrecognized tax benefits for the years ended 2012 through 2015.

The statute of limitations for federal tax purposes has closed for tax years 2011 and earlier. There are no federal returns under examination and we have not been notified of any upcoming IRS examinations.

Income taxes paid in our consolidated statements of cash flows are shown net of refunds received of less than
$1 million in 2015, 2014, and 2013.

In addition to our IRS filings, we file income tax returns with immaterial amounts in various state jurisdictions. The statute of limitations for state income tax purposes has closed for tax years 2011 and earlier. There are no state income returns under examination and we have not been notified of any upcoming state examinations.

NOTE 12 – Net Income Per Common Share
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are computed based on the weighted average number of common and dilutive potential common shares outstanding using the treasury stock method. The table shows calculations for basic and diluted earnings per share:

(In millions except per share data)	Years ended December 31,
	2015	2014	2013
Numerator:
Net income—basic and diluted	$634	$525	$517
Denominator:
Basic weighted-average common shares outstanding	164.0	163.5	163.5
Effect of share-based awards:
Stock options	1.0	1.0	1.2
Nonvested shares	0.6	0.6	0.7
Diluted weighted-average shares	165.6	165.1	165.4
Earnings per share:
Basic	$3.87	$3.21	$3.16
Diluted	3.83	3.18	3.12
Number of anti-dilutive share-based awards	0.4	0.7	0.4

The current sources of dilution of our common shares are certain equity-based awards as discussed in Note 17, Share-Based Associate Compensation Plans. The above table includes the number of anti-dilutive share-based awards at year-end 2015, 2014 and 2013. We did not include these share-based awards in the computation of net income per common share (diluted) because their exercise would have anti-dilutive effects.

Cincinnati Financial Corporation - 2015 10-K - Page 145

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

We also sponsor a defined contribution plan (401(k) plan). Matching company contributions totaled $12 million,
$11 million and $10 million during the years 2015, 2014 and 2013, respectively. Associates who are not accruing benefits under the pension plan are eligible to receive the company match of up to 6 percent of cash compensation. We also pay all operating expenses for the 401(k) plan. Participants vest in the company match for the 401(k) plan after three years of eligible service.

We maintain a supplemental executive retirement plan (SERP) with a benefit obligation of $14 million at year-end 2015 and $13 million at year-end 2014, which is included in the projected benefit obligation. The company also makes available to a select group of associates the CFC Top Hat Savings Plan, a nonqualified deferred compensation plan, which had a fair value of $21 million and $18 million at December 31, 2015 and 2014, respectively.

Defined Benefit Pension Plan Assumptions
We evaluate our pension plan assumptions annually and update them as necessary. This is a summary of the weighted-average assumptions used to determine our benefit obligations at December 31 for the plans:

	Qualified Pension Plan		SERP
	2015	2014	2015	2014
Discount rate	4.55%	4.25%	4.30%	4.05%
Rate of compensation increase	2.75-3.25	2.75-3.25	2.75-3.25	2.75-3.25

To determine the discount rate for each plan, a theoretical settlement portfolio of high-quality rated corporate bonds was chosen to provide payments approximately matching the plan’s projected benefit payments. A single interest rate for each plan was determined resulting in a discounted value of the plan's benefit payments that equates to the market value of the selected bonds. The discount rate is reflective of current market interest rate conditions and our plan's liability characteristics. Based on this analysis, we increased the rate from the prior year by 0.30 percentage points for the qualified pension plan and by 0.25 percentage points for the SERP. Compensation increase assumptions reflect anticipated rates of inflation, real return on wage growth and merit and promotional increases. The mortality assumption was updated in 2014 to the RP-2014 Employee Mortality Tables and RP-2014 Annuitant Mortality Tables for males and females projected generationally with Scale MP-2014. During 2015, the 2014 mortality tables were updated to include the generational projection using Scale MP-2015.The updated mortality table did not have a significant impact on our financial statements as our qualified plan assumes the majority of benefits will be paid in the form of lump sums.

This is a summary of the weighted-average assumptions used to determine our net expense for the plans:

	Qualified Pension Plan			SERP
	2015	2014	2013	2015	2014	2013
Discount rate	4.25%	5.15%	4.20%	4.05%	4.80%	3.95%
Expected return on plan assets	7.25	7.25	7.50	n/a	n/a	n/a
Rate of compensation increase	2.75-3.25	2.75-3.25	2.75-3.25	2.75-3.25	2.75-3.25	2.75-3.25

Cincinnati Financial Corporation - 2015 10-K - Page 146

The discount rate was decreased by 0.90 percentage points for the qualified pension plan and 0.75 percentage points for the SERP due to market interest rate conditions at the beginning of 2015. The discount rate assumptions for our benefit obligation generally track with high-quality rated corporate bond yields chosen in our theoretical settlement portfolio, and yearly adjustments reflect any changes to those bond yields. We believe the expected return on plan assets is representative of the expected long-term rate of return on these assets, which is consistent with 2015 expectations of interest rates and based partially on the fact that the plan’s common stock holdings pay dividends. We believe this rate is representative of the expected long-term rate of return on these plan assets. We review historical actual return on plan assets when determining our expected long-term rate of return. Total portfolio return for 2015 was 0.6 percent and for 2014 was 11.7 percent. Our compensation increase assumptions in 2015 reflect anticipated rates of inflation, real return on wage growth and merit and promotional increases.

Benefit obligation activity using an actuarial measurement date for our qualified pension plan and SERP at December 31 follows:

(Dollars in millions)	At December 31,
	2015	2014
Change in projected benefit obligation:
Benefit obligation, January 1	$319	$284
Service cost	12	10
Interest cost	14	15
Actuarial (gain) loss	(3)	35
Benefits paid	(19)	(27)
Other	—	2
Projected benefit obligation, December 31	$323	$319

Accumulated benefit obligation	$293	$284

Change in plan assets:
Fair value of plan assets, January 1	$288	$280
Actual return on plan assets	3	30
Employer contribution	6	5
Benefits paid	(19)	(27)
Fair value of plan assets, December 31	$278	$288

Funded status, December 31	$(45)	$(31)

Our unfunded status increased for 2015 primarily due to a decline in plan assets and losses from other assumptions partially offset by actuarial gains resulting from increases in discount rates.

Cincinnati Financial Corporation - 2015 10-K - Page 147

A reconciliation follows of the funded status for our qualified plan and SERP at the end of the measurement period to the amounts recognized in the consolidated balance sheets at December 31:

(Dollars in millions)	At December 31,
	2015	2014
Pension amounts recognized in the consolidated balance sheets:
Other assets	$—	$—
Other liabilities	(45)	(31)
Net amount recognized	$(45)	$(31)

Pension amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$41	$34
Prior service cost	1	2
Total	$42	$36

Below are the components of our net periodic benefit cost, as well as other changes in plan assets and benefit obligations recognized in other comprehensive income for our qualified plan and SERP at December 31:

(Dollars in millions)	Years ended December 31,
	2015	2014	2013
Net periodic benefit cost:
Service cost	$12	$10	$13
Interest cost	14	15	13
Expected return on plan assets	(18)	(17)	(17)
Amortization of actuarial loss and prior service cost	6	2	9
Other	1	3	2
Net periodic benefit cost	$15	$13	$20

(Dollars in millions)	Years ended December 31,
	2015	2014	2013
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial loss (gain)	$13	$21	$(72)
Amortization of actuarial loss	(6)	(5)	(10)
Current year prior service cost	—	2	—
Amortization of prior service cost	(1)	—	(1)
Total recognized in other comprehensive loss (income)	$6	$18	$(83)

The total recognized in net periodic benefit cost and other comprehensive income (loss) was a net cost of
$21 million, net cost of $31 million, and a net benefit of $63 million for the years ended December 31, 2015, 2014 and 2013, respectively. The change in the amount recognized in other comprehensive income from 2014 is largely due to losses from investment return being different than assumed and losses from other assumptions partially offset by an increase in discount rate. The 2014 change in the amount recognized in other comprehensive income from 2013 is largely due to decreases in discount and lump sum rates, partially offset with greater than anticipated return on plan assets. The estimated costs to be amortized from AOCI into net periodic benefit cost over the next year for our plans are $2 million in actuarial loss and $1 million in prior service cost.

Cincinnati Financial Corporation - 2015 10-K - Page 148

Defined Benefit Pension Plan Assets
The pension plan assets are managed to maximize total return over the long term while providing sufficient liquidity and current return to satisfy the cash flow requirements of the plan. The plan’s day-to-day investment decisions are managed by our internal investment department; however, overall investment strategies are discussed with our employee benefits committee. Our investment strategy, currently driven by the low interest rate environment, is to weight our portfolio towards large-cap, high-quality, dividend-growing equities that we have historically favored. As our plan matures and interest rates normalize, we expect a greater allocation to fixed-income securities to better align asset and liability market risks. Our fixed-maturity bond portfolio is investment grade. The plan does not engage in derivative transactions.

Excluding cash, during 2015 we held approximately 83 percent of our pension portfolio in domestic common equity investments. The remainder of the portfolio consisted of 12 percent in states, municipalities and taxable political subdivisions fixed-maturity investments and 5 percent in domestic corporate fixed-maturity investments. Our common equity portfolio consisted of 22 percent in the information technology sector, 20 percent in the financial sector, 13 percent in the healthcare sector, 11 percent in the consumer staples sector and 10 percent in the industrial sector at year-end 2015. No additional sectors accounted for 10 percent or more of our common equity portfolio balance at year-end 2015. We had $21 million of cash on hand at December 31, 2015, to cover retirements.

Investments in securities are valued based on the fair value hierarchy outlined in Note 3, Fair Value Measurements. The pension plan did not have any liabilities carried at fair value during the years ended December 31, 2015 and 2014. There have been no transfers between Level 1 and Level 2 for the years ended December 31, 2015 and 2014. The following table shows the fair value hierarchy for those assets measured at fair value on a recurring basis at December 31, 2015 and 2014. Excluded from the table below is cash on hand of $21 million and $11 million at December 31, 2015 and 2014, respectively.

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At December 31, 2015
Fixed maturities, available for sale:
States, municipalities and political subdivisions	$—	$32	$—	$32
Corporate securities	—	13	—	13
Total fixed maturities, available for sale	—	45	—	45
Common equities, available for sale	212	—	—	212
Total	$212	$45	$—	$257

At December 31, 2014
Fixed maturities, available for sale:
States, municipalities and political subdivisions	$—	$33	$—	$33
Corporate securities	—	19	—	19
Total fixed maturities, available for sale	—	52	—	52
Common equities, available for sale	225	—	—	225
Total	$225	$52	$—	$277

Cincinnati Financial Corporation - 2015 10-K - Page 149

Our pension plan assets included 267,113 and 467,113 shares of the company’s common stock at December 31, 2015 and 2014, which had a fair value of $16 million and $24 million at December 31, 2015 and 2014, respectively. The defined benefit pension plan did not purchase any shares of our common stock during 2015 and 2014. During 2015, the pension plan sold 200,000 shares of the company’s common stock. No shares of our common stock were sold during 2014. The company paid $1 million in cash dividends on our common stock to the pension plan in both 2015 and 2014.

We contributed $5 million to our qualified plan during the first quarter of 2016 and estimate $6 million of benefit payments from the SERP during 2016. We expect to make the following benefit payments for our qualified plan and SERP, reflecting expected future service:

(Dollars in millions)	Years ended December 31,
	2016	2017	2018	2019	2020	2021 - 2025
Expected future benefit payments	$29	$26	$24	$24	$25	$141

Cincinnati Financial Corporation - 2015 10-K - Page 150

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

(Dollars in millions)	Net income (loss)			Capital and surplus
	Years ended December 31,			At December 31,
	2015	2014	2013	2015	2014
The Cincinnati Insurance Company	$534	$436	$418	$4,412	$4,472
The Cincinnati Casualty Company	12	12	10	337	330
The Cincinnati Indemnity Company	3	3	2	88	86
The Cincinnati Specialty Underwriters Insurance Company	49	32	18	306	266
The Cincinnati Life Insurance Company	(11)	(19)	(20)	208	223

NOTE 15 – Transactions With Affiliated Parties
We paid certain officers and directors, or insurance agencies of which they are shareholders, commissions of
$7 million in 2015, $7 million in 2014 and $6 million 2013, on premium volume of $42 million, $41 million and
$35 million for 2015, 2014 and 2013, respectively.

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

Cincinnati Financial Corporation - 2015 10-K - Page 151

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

NOTE 17 – Share-Based Associate Compensation Plans
Four equity compensation plans currently permit us to grant various types of equity awards. We currently grant incentive stock options, nonqualified stock options, service-based restricted stock units and performance-based restricted stock units to associates, including some with market-based performance objectives under our shareholder-approved plans. We also have a Holiday Stock Plan that permits annual awards of one share of common stock to each full-time associate for each full calendar year of service up to a maximum of 10 shares. One of our equity compensation plans permits us to grant stock to our outside directors as a component of their annual compensation. We used treasury shares for share-based compensation award issues or exercises during 2014 and 2015.

Share-based compensation cost after tax was $14 million, $13 million and $12 million for the years ended
December 31, 2015, 2014 and 2013, respectively. The related income tax benefit recognized was $6 million for each of the years ended December 31, 2015, 2014 and 2013, respectively. Options exercised during the years ended December 31, 2015, 2014 and 2013, had intrinsic value of $15 million, $13 million, and $17 million, respectively. Intrinsic value is the market price less the exercise price. Options vested during the years ended December 31, 2015, 2014 and 2013, had total intrinsic value of $7 million, $9 million and $15 million, respectively.

As of December 31, 2015, we had $23 million of unrecognized total compensation cost related to nonvested stock options and restricted stock unit awards. That cost will be recognized over a weighted-average period of 1.7 years.

Stock Options
Stock options are granted to associates at an exercise price equal to the fair value as determined by the average high and low sales price reported on the Nasdaq Global Select Market for the grant date and are exercisable over 10-year periods. The stock options generally vest ratably over a three-year period. In determining the share-based compensation amounts, we estimate the fair value of each option granted on the date of grant using a binomial option-pricing model. We make the following assumptions to develop the binomial option-pricing model as follows:

•	Weighted-average expected term is based on historical experience of similar awards with consideration for current exercise trends.

•	Expected volatility is based on our stock price over a historical period that approximates the expected term.

•	Dividend yield is determined by dividing the annualized per share dividend by the stock price on the date of grant.

•	Risk-free rates are the implied yield currently available on zero-coupon U.S. Treasury issues with a remaining term approximating the expected term.

The following weighted average assumptions were used in determining fair value for option grants issued during 2015 and 2014:

	2015	2014	2012
Weighted-average expected term	8-9 years	8-9 years	9-10 years
Expected volatility	25.04-26.15%	25.20-26.22%	25.25-26.31%
Dividend yield	3.52%	3.76%	3.65%
Risk-free rates	1.94-2.01%	2.42-2.62%	1.82-2.00%
Weighted-average fair value of options granted during the period	$11.15	$10.16	$9.71

Cincinnati Financial Corporation - 2015 10-K - Page 152

This is a summary of options information:

(Dollars in millions, shares in thousands)	Shares	Weighted- average exercise price	Aggregate intrinsic value
Outstanding option shares at January 1, 2015	4,958	$39.10
Granted	386	52.24
Exercised	(996)	40.30
Forfeited or expired	(476)	41.64
Outstanding option shares at December 31, 2015	3,872	39.78	$77

Options exercisable at end of period	3,128	$37.54	$69

Cash received from the exercise of options was $24 million, $22 million and $25 million for the years ended December 31, 2015, 2014 and 2013, respectively. We acquired 292,414, 378,276 and 577,745 shares totaling
$16 million, $19 million and $28 million, respectively, from associates in consideration for option exercises during 2015, 2014 and 2013. The weighted-average remaining contractual life for options expected to vest as of December 31, 2015, was 8.5 years.

Options outstanding and exercisable consisted of the following at December 31, 2015:

(Shares in thousands)	Options outstanding			Options exercisable
Range of exercise prices	Shares	Weighted-average remaining contractual life	Weighted- average exercise price	Shares	Weighted- average exercise price
$25.00 to $29.99	582	3.59 years	$26.58	582	$26.58
$30.00 to $34.99	574	4.99 years	33.95	574	33.95
$35.00 to $39.99	841	3.90 years	37.29	841	37.29
$40.00 to $44.99	700	4.06 years	44.75	583	44.75
$45.00 to $49.99	798	3.89 years	46.00	546	45.62
$50.00 to $54.99	377	9.10 years	52.24	2	52.25
Total	3,872	4.55 years	39.78	3,128	37.54

The weighted-average remaining contractual life for exercisable awards as of December 31, 2015, was 3.6 years. Under all active shareholder approved plans, a total of 17.3 million shares were authorized to be granted. At December 31, 2015, 4.7 million shares remained available for future issuance under the plans. During 2015, we granted 20,880 shares of common stock to our directors for 2014 board service fees.

Restricted Stock Units
Service-based restricted stock units granted to associates are valued at fair value of the shares on the date of grant less the present value of the dividends that holders of restricted stock units do not receive on the shares underlying the restricted stock units during the vesting period. Service-based restricted stock units generally cliff vest three years after the date of grant. During 2015, we also granted restricted stock units which vest on a three year ratable vesting schedule. Service-based restricted stock units vested during the year had an intrinsic value of $26 million, $14 million and $15 million for the years ended December 31, 2015, 2014 and 2013, respectively.

We have performance-based awards that vest on the first day of March after a three-calendar-year performance period. These awards vest according to the level of three-year total shareholder return achieved compared with a peer group over a three-year performance period with payouts ranging from 0 - 200 percent for awards granted in 2013, 2014 and 2015. Three-year total shareholder return is calculated by using annualized total return of a stock to an investor due to capital gain appreciation plus reinvestment of all dividends. We issued 103,586 shares of performance-based restricted stock units during 2015 at the target-level performance hurdle for the three-year performance period ended December 31, 2014, as we achieved a three-year total shareholder return that exceeded six of 10 peers in our 2012 peer group. For the three-year performance period ended December 31, 2015, our total shareholder return exceeded four of 10 peers in our 2013 peer group. We expect payout of these shares at the

Cincinnati Financial Corporation - 2015 10-K - Page 153

threshold level to occur in March of 2016. Performance-based awards vested during the year had an intrinsic value of $6 million, $3 million and $3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

These performance-based awards are valued using a Monte-Carlo valuation on the date of grant, which uses a risk‑neutral framework to model future stock price movements based upon the risk-free rate of return, the volatility of each peer and the pairwise correlations of each peer being modeled. Compensation cost is recognized regardless of whether the market-based performance objective has been satisfied. We make assumptions to develop the Monte-Carlo model as follows:

•
Correlation coefficients are based upon the stock price data used to calculate the historical volatilities. The correlation coefficients are used to model the way the price of each entity's stock tends to move in relation to each other.

•
Expected volatility is based on each company's historical volatility using daily stock price observations. Volatility ranged from 13.78 percent to 34.69 percent for 2015 grants and 18.69 percent to 41.21 percent for 2014 grants. We have used a historical volatility term of 2.88 years for both the 2015 and 2014 grants.

•
Dividend yield has been modeled assuming dividends are reinvested in the issuing entity on a continuous basis and the holder of the award is not entitled to receive dividends paid during the performance period. Dividend yields of 3.52 percent for 2015 grants and 3.74 percent for 2014 grants were used.

•
Risk-free rates are equal to the yield, as of the measurement date, of the zero-coupon U.S. Treasury bill that is commensurate with the performance measurement period. Risk-free rates used were 0.99 percent for 2015 and 0.66 percent for 2014 grants.

This is a summary of service-based and performance-based share information, assuming a target payout for performance-based shares, for the year 2015:

(Shares in thousands)	Service-based shares	Weighted- average grant date fair value	Performance-based shares	Weighted- average grant date fair value
Nonvested at January 1, 2015	968	$37.42	283	$38.55
Granted	334	47.06	81	45.73
Vested	(370)	31.74	(104)	34.89
Forfeited or canceled	(30)	42.35	(4)	34.89
Nonvested at December 31, 2015	902	43.15	256	42.35

Cincinnati Financial Corporation - 2015 10-K - Page 154

NOTE 18 – Segment Information
We operate primarily in two industries, property casualty insurance and life insurance. Our chief operating decision maker regularly reviews our reporting segments to make decisions about allocating resources and assessing performance. Our reporting segments are:

•	Commercial lines insurance

•	Personal lines insurance

•	Excess and surplus lines insurance

•	Life insurance

•	Investments

We report as Other the noninvestment operations of the parent company and its noninsurer subsidiary, CFC Investment Company. We also report as Other the results of our reinsurance assumed operations, known as Cincinnati Re.

Revenues come primarily from unaffiliated customers:

•	All four insurance segments record revenues from insurance premiums earned. Life insurance segment revenues also include separate account investment management fees.

•	Fee revenues for the commercial and personal insurance segments primarily represent installment fees. Fee revenues for the life insurance segment represent separate account investment management fees.

•	Our investments’ revenues consist of pretax net investment income and realized investment gains and losses.

•	Other revenues are primarily finance income and, for 2015, earned premiums of Cincinnati Re.

Income or loss before income taxes for each segment is reported based on the nature of that business area’s operations:

•	Income before income taxes for the insurance segments is defined as underwriting profit or loss.

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

•
Loss before income taxes for the Other category is primarily due to interest expense from debt of the parent company, operating expenses of our headquarters and, for 2015, premiums earned minus loss and loss expenses and underwriting expenses of Cincinnati Re.

Identifiable assets are used by each segment in its operations. We do not separately report the identifiable assets for the commercial, personal or excess and surplus lines segments because we do not use that measure to analyze the segments. We include all investment assets, regardless of ownership, in the investments segment.

Cincinnati Financial Corporation - 2015 10-K - Page 155

This table summarizes segment information:

(Dollars in millions)	Years ended December 31,
	2015	2014	2013
Revenues:
Commercial lines insurance
Commercial casualty	$1,010	$938	$856
Commercial property	815	728	623
Commercial auto	561	528	479
Workers' compensation	367	370	365
Other commercial	243	292	313
Commercial lines insurance premiums	2,996	2,856	2,636
Fee revenues	4	4	3
Total commercial lines insurance	3,000	2,860	2,639

Personal lines insurance
Personal auto	506	476	443
Homeowner	463	443	403
Other personal	128	122	115
Personal lines insurance premiums	1,097	1,041	961
Fee revenues	3	2	1
Total personal lines insurance	1,100	1,043	962

Excess and surplus lines insurance	168	148	116
Fee revenues	1	—	—
Total excess and surplus lines insurance	169	148	116

Life insurance premiums	209	198	189
Separate account investment management fees	5	6	4
Total life insurance	214	204	193

Investments
Investment income, net of expenses	572	549	529
Realized investment gains, net	70	133	83
Total investment revenue	642	682	612

Other	17	8	9
Total revenues	$5,142	$4,945	$4,531

Income (loss) before income taxes:
Insurance underwriting results
Commercial lines insurance	$345	$146	$186
Personal lines insurance	(12)	10	33
Excess and surplus lines insurance	51	30	14
Life insurance	(2)	(5)	9
Investments	556	599	532
Other	(57)	(59)	(60)
Total income before income taxes	$881	$721	$714

	December 31,	December 31,
Identifiable assets:	2015	2014
Property casualty insurance	$2,717	$2,656
Life insurance	1,325	1,316
Investments	14,485	14,441
Other	361	335
Total	$18,888	$18,748

Cincinnati Financial Corporation - 2015 10-K - Page 156

NOTE 19 – Quarterly Supplementary Data
This table includes unaudited quarterly financial information for the years ended December 31, 2015 and 2014:

(Dollars in millions except per share data)	Quarter
	1st	2nd	3rd	4th	Full year
2015
Revenues	$1,285	$1,316	$1,278	$1,263	$5,142
Income before income taxes	174	248	243	216	881
Net income	128	176	174	156	634
Net income per common share—basic	0.78	1.07	1.06	0.95	3.87
Net income per common share—diluted	0.77	1.06	1.05	0.94	3.83

2014
Revenues	$1,189	$1,214	$1,280	$1,262	$4,945
Income before income taxes	119	107	259	236	721
Net income	91	84	183	167	525
Net income per common share—basic	0.56	0.51	1.12	1.03	3.21
Net income per common share—diluted	0.55	0.51	1.11	1.02	3.18

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

Cincinnati Financial Corporation - 2015 10-K - Page 157

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company’s management, with the participation of the company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of December 31, 2015. Based upon that evaluation, the company’s chief executive officer and chief financial officer concluded that the design and operation of the company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure that:

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

Changes in Internal Control over Financial Reporting – During the three months ended December 31, 2015, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management’s Annual Report on Internal Control Over Financial Reporting and the Report of the Independent Registered Public Accounting Firm are set forth in Item 8.

ITEM 9B. Other Information
None

Cincinnati Financial Corporation - 2015 10-K - Page 158

Part III
Our Proxy Statement will be filed with the SEC no later than April 29, 2016, in preparation for the 2015 Annual Meeting of Shareholders scheduled for April 30, 2016. As permitted in Paragraph G(3) of the General Instructions for Form 10-K, we are incorporating by reference to that statement portions of the information required by Part III as noted in Item 10 through Item 14 below.

ITEM 10.    Directors, Executive Officers and Corporate Governance
a) The following sections of our Proxy Statement for our Annual Meeting of Shareholders to be held April 30, 2016, are incorporated herein by reference: “Section 16(a) Beneficial Ownership Reporting Compliance,” “Information about the Board of Directors,” and “Governance of Your Company.”
b) Information about the “Code of Ethics for Senior Financial Officers” appeared in the 2004 Proxy Statement as an appendix and is available at cinfin.com/investors. Our Code of Ethics applies to those who are responsible for preparing and disclosing our financial information. This includes our chief executive officer, chief financial officer and others performing similar functions.
c) Set forth below is information concerning the company’s executive officers who are not also directors of the company, as of February 26, 2016.

Name and Age as of February 26, 2016	Primary Title(s) and Business Responsibilities Since February 2011	Executive Officer Since
Teresa C. Cracas, Esq. (50)	Chief risk officer and senior vice president of The Cincinnati Insurance Company; vice president and counsel until 2011. Responsible for strategic planning and risk management, including oversight of modeling for financial analysis, property casualty reserving, pricing and insurance regulatory filings.	2011
Donald J. Doyle, Jr., CPCU, AIM (49)	Senior vice president of The Cincinnati Insurance Company. Responsible for excess and surplus lines underwriting and operations.	2008
Martin F. Hollenbeck, CFA, CPCU (56)	President and chief operating officer of CFC Investment Company, a commercial lease and finance subsidiary. Chief investment officer and senior vice president, assistant secretary and assistant treasurer of Cincinnati Financial Corporation. Chief investment officer and senior vice president of The Cincinnati Insurance Company. Responsible for all investment operations.	2008
John S. Kellington (54)	Chief information officer and senior vice president of The Cincinnati Insurance Company. Responsible for enterprise strategic technology and oversight of all technology activities.	2010
Lisa A. Love, Esq. (56)	Senior vice president, general counsel and corporate secretary of Cincinnati Financial Corporation and The Cincinnati Insurance Company. Senior counsel of The Cincinnati Insurance Company until 2011. Responsible for corporate legal, governance and compliance activities, including oversight of regulatory and consumer relations, shareholder services and contract administration.	2011
Eric N. Mathews, CPCU, AIAF (60)	Principal accounting officer, vice president, assistant secretary and assistant treasurer of Cincinnati Financial Corporation. Senior vice president of The Cincinnati Insurance Company. Responsible for corporate accounting and SEC accounting.	2001

Cincinnati Financial Corporation - 2015 10-K - Page 159

Name and Age as of February 26, 2016	Primary Title(s) and Business Responsibilities Since February 2011	Executive Officer Since
Martin J. Mullen, CPCU (60)	Chief claims officer and senior vice president of The Cincinnati Insurance Company. Responsible for oversight of all headquarters and field claims operations, including special investigations and claims administration.	2008
Jacob F. Scherer, Jr. (63)	Chief insurance officer and executive vice president of The Cincinnati Insurance Company. Responsible for executive oversight of business and personal property casualty insurance sales, marketing, underwriting, related field services, relationships with independent agents and reinsurance programs. Executive vice president of business insurance until 2012 and executive vice president of sales and marketing until 2011.	1995
Michael J. Sewell, CPA (52)	Chief financial officer and senior vice president of Cincinnati Financial Corporation and The Cincinnati Insurance Company, and treasurer of Cincinnati Financial Corporation. Responsible for oversight of all accounting, finance, financial reporting, purchasing and investor relations. Partner at Deloitte & Touche LLP until 2011.	2011
Stephen M. Spray (49)	Senior vice president of The Cincinnati Insurance Company. Responsible for commercial property casualty insurance operations as part of leadership succession plan. Until 2016, responsible for sales and marketing, including management of field underwriters and independent agency relationships; responsible for target markets commercial products until 2011.	2012
Charles P. Stoneburner II, CPCU, AIM (63)	Senior vice president of The Cincinnati Insurance Company. Responsible for commercial lines underwriting and operations, including oversight of management liability and surety insurance, machinery and equipment insurance, loss control and premium audit.	2008
Timothy L. Timmel, Esq. (67)	Senior vice president of The Cincinnati Insurance Company. Responsible for operations including oversight of administrative services, corporate communications, facilities maintenance and security, government relations, human resources, learning and development and legal litigation.	1997
William H. Van Den Heuvel (49)	Senior vice president of The Cincinnati Insurance Company. Responsible for personal lines underwriting and operations. Chief operating officer and executive vice president for U.S. and Canada personal lines insurance at AIG until 2014. Western Zone executive and senior vice president for AIG Private Client Group until 2012.	2014

Cincinnati Financial Corporation - 2015 10-K - Page 160

ITEM 11.    Executive Compensation
The “Compensation of Named Executive Officers and Directors,” section of our Proxy Statement for our Annual Meeting of Shareholders to be held April 30, 2016, is incorporated herein by reference. It includes the “Report of the Compensation Committee,” “Compensation Committee Interlocks and Insider Participation,” and the “Compensation Discussion and Analysis.”

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
a) The “Security Ownership of Principal Shareholders and Management” section of our Proxy Statement for our Annual Meeting of Shareholders to be held April 30, 2016, is incorporated herein by reference.
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

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
The following sections of our Proxy Statement for our Annual Meeting of Shareholders to be held April 30, 2016, are incorporated herein by reference: “Governance of Your Company – Director Independence” and “Governance of Your Company – Certain Relationships and Transactions.”

ITEM 14.    Principal Accounting Fees and Services
The “Audit-Related Matters,” section of our Proxy Statement for our Annual Meeting of Shareholders to be held April 30, 2016, is incorporated herein by reference. It includes the “Proposal 3 – Ratification of Selection of Independent Registered Public Accounting Firm,” “Report of the Audit Committee,” “Fees Billed by the Independent Registered Public Accounting Firm” and “Services Provided by the Independent Registered Public Accounting Firm”.

Cincinnati Financial Corporation - 2015 10-K - Page 161

Part IV

ITEM 15.    Exhibits, Financial Statement Schedules
a) Financial Statements – information contained in Part II, Item 8, of this report, Page 114 to Page 157
b) Exhibits – see Index of Exhibits, Page 176
c) Financial Statement Schedules
Schedule I – Summary of Investments – Other Than Investments in Related Parties, Page 163
Schedule II – Condensed Financial Statements of Parent Company, Page 165
Schedule III – Supplementary Insurance Information, Page 169
Schedule IV – Reinsurance, Page 171
Schedule V – Valuation and Qualifying Accounts, Page 172
Schedule VI – Supplementary Information Concerning Property Casualty Insurance Operations, Page 173

Cincinnati Financial Corporation - 2015 10-K - Page 162

Schedule I

Cincinnati Financial Corporation and Subsidiaries
Summary of Investments - Other Than Investments in Related Parties
(Dollars in millions)	At December 31, 2015
Type of investment	Cost or amortized cost	Fair value	Balance sheet
Fixed maturities:
States, municipalities and political subdivisions:
The Cincinnati Insurance Company	$2,696	$2,820	$2,820
The Cincinnati Casualty Company	137	143	143
The Cincinnati Indemnity Company	38	40	40
The Cincinnati Life Insurance Company	202	223	223
The Cincinnati Specialty Underwriters Insurance Company	366	384	384
CSU Producer Resources Inc.	1	1	1
Total	3,440	3,611	3,611
Convertibles and bonds with warrants attached:
The Cincinnati Insurance Company	5	5	5
Total	5	5	5
United States government:
The Cincinnati Insurance Company	1	1	1
The Cincinnati Casualty Company	2	2	2
The Cincinnati Indemnity Company	1	1	1
The Cincinnati Life Insurance Company	—	—	—
Total	4	4	4
Government-sponsored enterprises:
The Cincinnati Life Insurance Company	280	274	274
The Cincinnati Insurance Company	4	4	4
Total	284	278	278
Foreign government:
The Cincinnati Insurance Company	10	10	10
Total	10	10	10
All other corporate bonds:
The Cincinnati Insurance Company	2,642	2,719	2,719
The Cincinnati Casualty Company	120	123	123
The Cincinnati Indemnity Company	27	27	27
The Cincinnati Specialty Underwriters Insurance Company	152	156	156
The Cincinnati Life Insurance Company	2,587	2,657	2,657
CSU Producer Resources Inc.	3	2	2
Cincinnati Financial Corporation	50	58	58
Total	5,581	5,742	5,742
Total fixed maturities	$9,324	$9,650	$9,650

Cincinnati Financial Corporation - 2015 10-K - Page 163

Schedule I (continued)

Cincinnati Financial Corporation and Subsidiaries
Summary of Investments - Other Than Investments in Related Parties
(Dollars in millions)	At December 31, 2015
Type of investment	Cost or amortized cost	Fair value	Balance sheet
Equity securities:
Common equities:
The Cincinnati Insurance Company	$1,608	$2,718	$2,718
The Cincinnati Casualty Company	46	82	82
The Cincinnati Indemnity Company	12	21	21
The Cincinnati Specialty Underwriters Insurance Company	44	71	71
CSU Producer Resources Inc.	12	13	13
Cincinnati Financial Corporation	1,027	1,580	1,580
Total	2,749	4,485	4,485
Nonredeemable preferred equities:
The Cincinnati Insurance Company	181	209	209
The Cincinnati Life Insurance Company	5	9	9
Cincinnati Financial Corporation	3	3	3
Total	189	221	221
Total equity securities	$2,938	$4,706	$4,706
Other invested assets:
Policy loans:
The Cincinnati Life Insurance Company	$31	—	$31
Private equity:
Cincinnati Financial Corporation	36	—	36
Total other invested assets	$67	—	$67
Total investments	$12,329	—	$14,423

Cincinnati Financial Corporation - 2015 10-K - Page 164

Schedule II

Cincinnati Financial Corporation (parent company only)
Condensed Balance Sheets
(Dollars in millions)	At December 31,
	2015	2014
Assets
Investments
Fixed maturities, at fair value	$58	$69
Equity securities, at fair value	1,583	1,643
Other invested assets	36	37
Total investments	1,677	1,749
Cash and cash equivalents	106	72
Equity in net assets of subsidiaries	5,482	5,627
Investment income receivable	6	6
Land, building and equipment, net, for company use (accumulated depreciation: 2015—$118; 2014—$112)	139	144
Income tax receivable	6	—
Other assets	21	18
Due from subsidiaries	107	107
Total assets	$7,544	$7,723
Liabilities
Dividends declared but unpaid	$75	$72
Deferred federal income tax	173	216
Long-term debt	786	786
Other liabilities	83	76
Total liabilities	1,117	1,150
Shareholders' Equity
Common stock	397	397
Paid-in capital	1,232	1,214
Retained earnings	4,762	4,505
Accumulated other comprehensive income	1,344	1,744
Treasury stock at cost	(1,308)	(1,287)
Total shareholders' equity	6,427	6,573
Total liabilities and shareholders' equity	$7,544	$7,723

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8.

Cincinnati Financial Corporation - 2015 10-K - Page 165

Schedule II (continued)

Cincinnati Financial Corporation (parent company only)
Condensed Statements of Income
(Dollars in millions)	Years ended December 31,
	2015	2014	2013
Revenues
Investment income, net of expenses	$53	$46	$41
Realized investment (losses) and gains, net	(19)	34	21
Other revenue	15	16	15
Total revenues	49	96	77
Expenses
Interest expense	52	52	53
Other expenses	28	28	29
Total expenses	80	80	82
Income (Loss) Before Income Taxes and Earnings of Subsidiaries	(31)	16	(5)
Benefit for income taxes	(23)	(5)	(11)
Net Income (Loss) Before Earnings of Subsidiaries	(8)	21	6
Increase in equity of subsidiaries	642	504	511
Net Income	$634	$525	$517

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8.

Cincinnati Financial Corporation - 2015 10-K - Page 166

Schedule II (continued)

Cincinnati Financial Corporation (parent company only)
Condensed Statements of Comprehensive Income
(Dollars in millions)	Years ended December 31,
	2015	2014	2013
Net Income	$634	$525	$517
Other Comprehensive Income, Before Tax
Unrealized (losses) and gains on investments available-for-sale	(111)	150	303
Unrealized (losses) and gains on investments held by subsidiaries	(444)	367	240
Reclassification adjustment for gains and (losses) included in net income	19	(34)	(21)
Reclassification adjustment for (gains) included in net income on subsidiaries	(89)	(99)	(62)
Unrealized gains and (losses) on other	—	7	(1)
Unrealized gains and (losses) on other subsidiaries	13	(3)	35
Unrealized (losses) and gains on investments available-for-sale, investments held by subsidiaries and other	(612)	388	494
Amortization of pension actuarial losses and (gains) and prior service cost	(6)	(18)	83
Other comprehensive (loss) income before tax	(618)	370	577
Income taxes on above of other comprehensive (loss) income	(218)	130	202
Other comprehensive (loss) income, net of tax	(400)	240	375
Comprehensive Income	$234	$765	$892

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8.

Cincinnati Financial Corporation - 2015 10-K - Page 167

Schedule II (continued)

Cincinnati Financial Corporation (parent company only)
Condensed Statements of Cash Flows
(Dollars in millions)	Years ended December 31,
	2015	2014	2013
Cash Flows From Operating Activities
Net income	$634	$525	$517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7	7	7
Realized investment losses and (gains), net	19	(34)	(21)
Dividends from subsidiaries	447	400	378
Changes in:
Increase in equity of subsidiaries	(642)	(504)	(511)
Investment income receivable	—	(1)	(2)
Current federal income taxes	(7)	3	12
Deferred income tax	(10)	(6)	(6)
Other assets	(3)	20	(30)
Other liabilities	13	(14)	39
Intercompany receivable for operations	16	22	(39)
Net cash provided by operating activities	474	418	344

Cash Flows From Investing Activities
Call or maturity of fixed maturities	8	4	23
Sale of equity securities	54	112	75
Purchase of equity securities	(110)	(225)	(179)
Investment in buildings and equipment, net	—	(2)	(1)
Change in other invested assets, net	1	4	4
Return of capital from subsidiaries	—	—	22
Net cash used by investing activities	(47)	(107)	(56)

Cash Flows From Financing Activities
Payments on notes payable	—	(55)	—
Payment of cash dividends to shareholders	(366)	(278)	(263)
Shares acquired - share repurchase authorization	(53)	(21)	(52)
Proceeds from stock options exercised	24	22	25
Other	2	2	3
Net cash used in financing activities	(393)	(330)	(287)
Net change in cash and cash equivalents	34	(19)	1
Cash and cash equivalents at beginning of year	72	91	90
Cash and cash equivalents at end of year	$106	$72	$91

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8.

Cincinnati Financial Corporation - 2015 10-K - Page 168

Schedule III

Cincinnati Financial Corporation and Subsidiaries
Supplementary Insurance Information
(Dollars in millions)	Years ended December 31,
	2015	2014	2013
Deferred policy acquisition costs:
Commercial lines insurance	$264	$257	$251
Personal lines insurance	103	108	104
Excess and surplus lines insurance	15	14	11
Cincinnati Re	6	—	—
Total property casualty insurance	388	379	366
Life insurance	228	199	199
Total	$616	$578	$565

Gross future policy benefits, losses, claims and expense losses:
Commercial lines insurance	$3,925	$3,797	$3,667
Personal lines insurance	498	439	417
Excess and surplus lines insurance	227	202	157
Cincinnati Re	10	—	—
Total property casualty insurance	4,660	4,438	4,241
Life insurance	2,605	2,519	2,441
Total (1)	$7,265	$6,957	$6,682

Gross unearned premiums:
Commercial lines insurance	$1,472	$1,441	$1,372
Personal lines insurance	593	562	535
Excess and surplus lines insurance	87	78	67
Cincinnati Re	48	—	—
Total property casualty insurance	2,200	2,081	1,974
Life insurance	1	1	2
Total (1)	$2,201	$2,082	$1,976

Other policy claims and benefits payable:
Commercial lines insurance	$—	$—	$—
Personal lines insurance	—	—	—
Excess and surplus lines insurance	—	—	—
Cincinnati Re	—	—	—
Total property casualty insurance	—	—	—
Life insurance	36	25	19
Total (1)	$36	$25	$19

Earned premiums:
Commercial lines insurance	$2,996	$2,856	$2,636
Personal lines insurance	1,097	1,041	961
Excess and surplus lines insurance	168	148	116
Cincinnati Re	10	—	—
Total property casualty insurance	4,271	4,045	3,713
Life insurance	209	198	189
Total	$4,480	$4,243	$3,902

Cincinnati Financial Corporation - 2015 10-K - Page 169

 Schedule III (continued)

Cincinnati Financial Corporation and Subsidiaries
Supplementary Insurance Information
(Dollars in millions)	Years ended December 31,
	2015	2014	2013
Investment income, net of expenses:
Commercial lines insurance	$—	$—	$—
Personal lines insurance	—	—	—
Excess and surplus lines insurance	—	—	—
Cincinnati Re	—	—	—
Total property casualty insurance (2)	368	358	348
Life insurance	150	144	140
Total	$518	$502	$488

Benefits, claims losses and settlement expenses:
Commercial lines insurance	$1,708	$1,812	$1,596
Personal lines insurance	789	740	639
Excess and surplus lines insurance	70	75	66
Cincinnati Re	5	—	—
Total property casualty insurance	2,572	2,627	2,301
Life insurance	236	229	204
Total	$2,808	$2,856	$2,505

Amortization of deferred policy acquisition costs:
Commercial lines insurance	$552	$537	$514
Personal lines insurance	210	209	192
Excess and surplus lines insurance	28	24	21
Cincinnati Re	2	—	—
Total property casualty insurance	792	770	727
Life insurance	37	37	31
Total (3)	$829	$807	$758

Underwriting, acquisition and insurance expenses:
Commercial lines insurance	$395	$365	$343
Personal lines insurance	113	84	98
Excess and surplus lines insurance	20	19	15
Cincinnati Re	1	—	—
Total property casualty insurance	529	468	456
Life insurance	29	26	29
Total (3)	$558	$494	$485

Net written premiums:
Commercial lines insurance	$3,025	$2,922	$2,760
Personal lines insurance	1,128	1,068	1,005
Excess and surplus lines insurance	175	153	128
Cincinnati Re	33	—	—
Total property casualty insurance	4,361	4,143	3,893
Accident health insurance	2	3	2
Total	$4,363	$4,146	$3,895

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

Cincinnati Financial Corporation - 2015 10-K - Page 170

Schedule IV

Cincinnati Financial Corporation and Subsidiaries
Reinsurance
(Dollars in millions)	Years ended December 31,
	2015	2014	2013
Gross amounts:
Life insurance in force	$91,451	$88,045	$85,015
Earned premiums
Commercial lines insurance	$3,088	$2,973	$2,777
Personal lines insurance	1,131	1,080	1,002
Excess and surplus lines insurance	177	156	124
Cincinnati Re	—	—	—
Total property casualty insurance	4,396	4,209	3,903
Life insurance	271	259	248
Total	$4,667	$4,468	$4,151

Ceded amounts to other companies:
Life insurance in force	$38,716	$37,689	$36,952
Earned premiums
Commercial lines insurance	$102	$128	$151
Personal lines insurance	35	40	42
Excess and surplus lines insurance	9	8	8
Cincinnati Re	8	—	—
Total property casualty insurance	154	176	201
Life insurance	62	61	59
Total	$216	$237	$260

Assumed amounts from other companies:
Life insurance in force	$—	$—	$—
Earned premiums
Commercial lines insurance	$10	$11	$10
Personal lines insurance	1	1	1
Excess and surplus lines insurance	—	—	—
Cincinnati Re	18	—	—
Total property casualty insurance	29	12	11
Life insurance	—	—	—
Total	$29	$12	$11

Net amounts:
Life insurance in force	$52,735	$50,356	$48,063
Earned premiums
Commercial lines insurance	$2,996	$2,856	$2,636
Personal lines insurance	1,097	1,041	961
Excess and surplus lines insurance	168	148	116
Cincinnati Re	10	—	—
Total property casualty insurance	4,271	4,045	3,713
Life insurance	209	198	189
Total	$4,480	$4,243	$3,902

Percentage of amounts assumed to net:
Life insurance in force	—%	—%	—%
Earned premiums
Commercial lines insurance	0.3%	0.4%	0.4%
Personal lines insurance	0.1	0.1	0.1
Excess and surplus lines insurance	—	—	—
Cincinnati Re	188.0	—	—
Total property casualty insurance	0.7	0.5	0.5
Life insurance	—	—	—
Total	0.7	0.5	0.5

Cincinnati Financial Corporation - 2015 10-K - Page 171

Schedule V

Cincinnati Financial Corporation and Subsidiaries
Valuation and Qualifying Accounts
(Dollars in millions)	At December 31,
	2015	2014	2013
Allowance for doubtful receivables:
Beginning balance, January 1	$3	$2	$2
Additions charged to costs and expenses	3	2	1
Deductions	(2)	(1)	(1)
Ending balance, December 31	$4	$3	$2

Cincinnati Financial Corporation - 2015 10-K - Page 172

Schedule VI

Cincinnati Financial Corporation and Subsidiaries
Supplementary Information Concerning Property Casualty Insurance Operations
(Dollars in millions)	Years ended December 31,
	2015	2014	2013
Deferred policy acquisition costs:
Commercial lines insurance	$264	$257	$251
Personal lines insurance	103	108	104
Excess and surplus lines insurance	15	14	11
Cincinnati Re	6	—	—
Total	$388	$379	$366

Reserves for unpaid claims and claim adjustment expenses:
Commercial lines insurance	$3,925	$3,797	$3,667
Personal lines insurance	498	439	417
Excess and surplus lines insurance	227	202	157
Cincinnati Re	10	—	—
Total	$4,660	$4,438	$4,241

Reserve discount deducted	$—	$—	$—

Gross unearned premiums:
Commercial lines insurance	$1,472	$1,441	$1,370
Personal lines insurance	593	562	534
Excess and surplus lines insurance	87	78	66
Cincinnati Re	48	—	—
Total	$2,200	$2,081	$1,970

Earned premiums:
Commercial lines insurance	$2,996	$2,856	$2,636
Personal lines insurance	1,097	1,041	961
Excess and surplus lines insurance	168	148	116
Cincinnati Re	10	—	—
Total	$4,271	$4,045	$3,713

Investment income:
Commercial lines insurance	$—	$—	$—
Personal lines insurance	—	—	—
Excess and surplus lines insurance	—	—	—
Cincinnati Re	—	—	—
Total (1)	$368	$358	$348

Note to Schedule VI:
(1) This segment information is not regularly allocated to segments and not reviewed by company management in making decisions about resources to be allocated to the segments or to assess their performance.

Cincinnati Financial Corporation - 2015 10-K - Page 173

 Schedule VI (continued)

Cincinnati Financial Corporation and Subsidiaries
Supplementary Information Concerning Property Casualty Insurance Operations
(Dollars in millions)	Years ended December 31,
	2015	2014	2013
Loss and loss expenses incurred related to current accident year:
Commercial lines insurance	$1,862	$1,869	$1,691
Personal lines insurance	784	752	678
Excess and surplus lines insurance	105	104	79
Cincinnati Re	5	—	—
Total	$2,756	$2,725	$2,448

Loss and loss expenses incurred related to prior accident years:
Commercial lines insurance	$(154)	$(57)	$(95)
Personal lines insurance	5	(12)	(39)
Excess and surplus lines insurance	(35)	(29)	(13)
Cincinnati Re	—	—	—
Total	$(184)	$(98)	$(147)

Amortization of deferred policy acquisition costs:
Commercial lines insurance	$552	$537	$514
Personal lines insurance	210	209	192
Excess and surplus lines insurance	28	24	21
Cincinnati Re	2	—	—
Total	$792	$770	$727

Paid loss and loss expenses:
Commercial lines insurance	$1,575	$1,666	$1,498
Personal lines insurance	731	717	639
Excess and surplus lines insurance	43	30	35
Cincinnati Re	—	—	—
Total	$2,349	$2,413	$2,172

Net written premiums:
Commercial lines insurance	$3,025	$2,922	$2,760
Personal lines insurance	1,128	1,068	1,005
Excess and surplus lines insurance	175	153	128
Cincinnati Re	33	—	—
Total	$4,361	$4,143	$3,893

Cincinnati Financial Corporation - 2015 10-K - Page 174

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
Date:         February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ Kenneth W. Stecher	Chairman of the Board	February 26, 2016
Kenneth W. Stecher
/S/ Steven J. Johnston	President, Chief Executive Officer and Director	February 26, 2016
Steven J. Johnston
/S/ Michael J. Sewell	Chief Financial Officer, Senior Vice President and Treasurer	February 26, 2016
Michael J. Sewell
/S/ William F. Bahl	Director	February 26, 2016
William F. Bahl
/S/ Gregory T. Bier	Director	February 26, 2016
Gregory T. Bier
/S/ Dirk J. Debbink	Director	February 26, 2016
Dirk J. Debbink
/S/ Linda W. Clement-Holmes	Director	February 26, 2016
Linda W. Clement-Holmes
/S/ Kenneth C. Lichtendahl	Director	February 26, 2016
Kenneth C. Lichtendahl
/S/ W. Rodney McMullen	Director	February 26, 2016
W. Rodney McMullen
/S/ David P. Osborn	Director	February 26, 2016
David P. Osborn
/S/ Gretchen W. Price	Director	February 26, 2016
Gretchen W. Price
/S/ John J. Schiff, Jr.	Director	February 26, 2016
John J. Schiff, Jr.
/S/ Thomas R. Schiff	Director	February 26, 2016
Thomas R. Schiff
/S/ Douglas S. Skidmore	Director	February 26, 2016
Douglas S. Skidmore
/S/ John F. Steele, Jr.	Director	February 26, 2016
John F. Steele, Jr.
/S/ Larry R. Webb	Director	February 26, 2016
Larry R. Webb

Cincinnati Financial Corporation - 2015 10-K - Page 175

Index of Exhibits

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of Cincinnati Financial Corporation (incorporated by reference to the company’s 2010 Annual Report on Form 10-K dated February 25, 2011, Exhibit 3.1)
3.2	Regulations of Cincinnati Financial Corporation (incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, Exhibit 3.2) (File No. 000-04604)
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

Cincinnati Financial Corporation - 2015 10-K - Page 176

Exhibit No.	Exhibit Description
10.14
Form of Incentive Stock Option Agreement for the Cincinnati Financial Corporation 2012 Stock Compensation Plan (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated February 21, 2013)

10.15
Form of Nonqualified Stock Option Agreement for the Cincinnati Financial Corporation 2012 Stock Compensation Plan (incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated February 21, 2013)

10.16
Form of Restricted Stock Unit Agreement (service based) for the Cincinnati Financial Corporation 2012 Stock Compensation Plan (incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated February 21, 2013)

10.17
Form of Restricted Stock Unit Agreement (service based/ratable) for the Cincinnati Financial Corporation 2012 Stock Compensation Plan (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated February 13, 2015)

10.18
Form of Restricted Stock Unit Agreement (performance based) for the Cincinnati Financial Corporation 2012 Stock Compensation Plan (incorporated by reference to Exhibit 10.4 filed with the company’s Current Report on Form 8-K dated February 21, 2013)

10.19
Annual Incentive Compensation Award agreement granted to Steven J. Johnston on February 12, 2016 (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated February 18, 2016)

10.20
Annual Incentive Compensation Award agreement granted to Jacob F. Scherer, Jr. on February 12, 2016 (incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated February 18, 2016)

10.21
Annual Incentive Compensation Award agreement granted to Michael J. Sewell on February 12, 2016 (incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated February 18, 2016)

10.22
Annual Incentive Compensation Award agreement granted to Martin F. Hollenbeck on February 12, 2016 (incorporated by reference to Exhibit 10.4 filed with the company’s Current Report on Form 8-K dated February 18, 2016)

10.23
Annual Incentive Compensation Award agreement granted to Charles P. Stoneburner II on February 12, 2016 (incorporated by reference to Exhibit 10.5 filed with the company’s Current Report on Form 8-K dated February 18, 2016)

10.24
Amended and Restated Cincinnati Financial Corporation Top Hat Savings Plan dated January 1, 2011 (incorporated by reference to Exhibit 10.14 filed with the company’s Annual Report on Form 10-K dated February 27, 2013)

10.25
Cincinnati Financial Corporation Executive Deferred Compensation Agreement by and between the Cincinnati Financial Corporation and Michael J. Sewell, dated as of October 25, 2011 (incorporated by reference to Exhibit 10.2 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

10.26
Amended and Restated Credit Agreement by and among Cincinnati Financial Corporation, CFC Investment Company, PNC Bank, N.A. as Administrative Agent, PNC Capital Markets LLC, as Sole Bookrunner and Joint Lead Arranger, Fifth Third Bank, N.A., as Joint Lead Arranger and Syndication Agent, The Huntington National Bank and U.S. Bank, N.A., as Documentation Agents, dated May 13, 2014 (incorporated by reference to the company’s Current Report on Form 8-K dated May 13, 2014, Exhibit 10.1)

10.27
First Amendment of the Amended and Restated Credit Agreement by and among Cincinnati Financial Corporation, CFC Investment Company, PNC Bank, N.A. as Administrative Agent, PNC Capital Markets LLC, as Sole Bookrunner and Joint Lead Arranger, Fifth Third Bank, N.A., as Joint Lead Arranger and Syndication Agent, The Huntington National Bank and U.S. Bank, N.A., as Documentation Agents, dated February 8, 2016 (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated February 8, 2016)

10.28
Agreement by and between The Cincinnati Insurance Company and its affiliated and subsidiary companies and Thomas A. Joseph dated October 19, 2012 (incorporated by reference Exhibit 10.1 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)

11	Statement re: Computation of per share earnings for the years ended December 31, 2015, 2014, and 2013, contained in Part II, Item 8, Note 12, to the Consolidated Financial Statements
14	Cincinnati Financial Corporation Code of Ethics for Senior Financial Officers (incorporated by reference to the company’s definitive Proxy Statement dated March 18, 2004 (File No. 000-04604))
21	Cincinnati Financial Corporation subsidiaries contained in Part I, Item 1, of this report
23	Consent of Independent Registered Public Accounting Firm
31A	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Executive Officer
31B	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Financial Officer
32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Cincinnati Financial Corporation - 2015 10-K - Page 177

Exhibit No.	Exhibit Description
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Cincinnati Financial Corporation - 2015 10-K - Page 178