Form 10-Q
period 2016-03-31
CINCINNATI FINANCIAL CORP
filed 2016-04-26
CIK 20286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)
☑        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2016.

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
☐Yes ☑ No

As of April 22, 2016, there were 164,479,622 shares of common stock outstanding.

CINCINNATI FINANCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016

Cincinnati Financial Corporation First-Quarter 2016 10-Q

Part I – Financial Information
Item 1.    Financial Statements (unaudited)

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

(Dollars in millions except per share data)	March 31,	December 31,
	2016	2015
Assets
Investments
Fixed maturities, at fair value (amortized cost: 2016—$9,442; 2015—$9,324)	$9,884	$9,650
Equity securities, at fair value (cost: 2016—$2,999; 2015—$2,938)	4,941	4,706
Other invested assets	64	67
Total investments	14,889	14,423
Cash and cash equivalents	613	544
Investment income receivable	121	129
Finance receivable	60	62
Premiums receivable	1,468	1,431
Reinsurance recoverable	532	542
Prepaid reinsurance premiums	50	54
Deferred policy acquisition costs	618	616
Land, building and equipment, net, for company use (accumulated depreciation: 2016—$465; 2015—$459)	188	185
Other assets	135	154
Separate accounts	773	748
Total assets	$19,447	$18,888

Liabilities
Insurance reserves
Loss and loss expense reserves	$4,804	$4,718
Life policy and investment contract reserves	2,601	2,583
Unearned premiums	2,248	2,201
Other liabilities	675	717
Deferred income tax	751	638
Note payable	35	35
Long-term debt and capital lease obligations	825	821
Separate accounts	773	748
Total liabilities	12,712	12,461

Commitments and contingent liabilities (Note 12)	—	—

Shareholders' Equity
Common stock, par value—$2 per share; (authorized: 2016 and 2015—500 million shares; issued: 2016 and 2015—198.3 million shares)	397	397
Paid-in capital	1,230	1,232
Retained earnings	4,871	4,762
Accumulated other comprehensive income	1,531	1,344
Treasury stock at cost (2016— 33.9 million shares and 2015—34.4 million shares)	(1,294)	(1,308)
Total shareholders' equity	6,735	6,427
Total liabilities and shareholders' equity	$19,447	$18,888

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation First-Quarter 2016 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Income

(Dollars in millions except per share data)	Three months ended March 31,
	2016	2015
Revenues
Earned premiums	$1,154	$1,094
Investment income, net of expenses	145	139
Realized investment gains, net	61	47
Fee revenues	3	3
Other revenues	1	2
Total revenues	1,364	1,285
Benefits and Expenses
Insurance losses and contract holders' benefits	724	749
Underwriting, acquisition and insurance expenses	360	345
Interest expense	13	13
Other operating expenses	2	4
Total benefits and expenses	1,099	1,111
Income Before Income Taxes	265	174
Provision for Income Taxes
Current	65	46
Deferred	12	—
Total provision for income taxes	77	46
Net Income	$188	$128
Per Common Share
Net income—basic	$1.14	$0.78
Net income—diluted	1.13	0.77

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation First-Quarter 2016 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

(Dollars in millions)	Three months ended March 31,
	2016	2015
Net Income	$188	$128
Other Comprehensive (Loss) Income
Change in unrealized gains on investments, net of tax of $100 and $(15), respectively	190	(28)
Amortization of pension actuarial loss and prior service cost, net of tax of $1 and $0, respectively	—	1
Change in life deferred acquisition costs, life policy reserves and other, net of tax of $(1) and $0, respectively	(3)	(1)
Other comprehensive income (loss), net of tax	187	(28)
Comprehensive Income	$375	$100

Cincinnati Financial Corporation First-Quarter 2016 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity

(Dollars in millions)	Three months ended March 31,
	2016	2015
Common Stock
Beginning of year	$397	$397
Share-based awards	—	—
End of period	397	397

Paid-In Capital
Beginning of year	1,232	1,214
Share-based awards	(10)	(11)
Share-based compensation	7	6
Other	1	1
End of period	1,230	1,210

Retained Earnings
Beginning of year	4,762	4,505
Net income	188	128
Dividends declared	(79)	(76)
End of period	4,871	4,557

Accumulated Other Comprehensive Income
Beginning of year	1,344	1,744
Other comprehensive income, net	187	(28)
End of period	1,531	1,716

Treasury Stock
Beginning of year	(1,308)	(1,287)
Share-based awards	18	19
Shares acquired - share repurchase authorization	—	—
Shares acquired - share-based compensation plans	(5)	(5)
Other	1	1
End of period	(1,294)	(1,272)

Total Shareholders' Equity	$6,735	$6,608

(In millions)
Common Stock - Shares Outstanding
Beginning of year	163.9	163.7
Share-based awards	0.5	0.6
Shares acquired - share repurchase authorization	—	—
Shares acquired - share-based compensation plans	—	—
Other	—	—
End of period	164.4	164.3

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation First-Quarter 2016 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

(Dollars in millions)	Three months ended March 31,
	2016	2015
Cash Flows From Operating Activities
Net income	$188	$128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12	14
Realized investment gains, net	(61)	(47)
Stock-based compensation	7	7
Interest credited to contract holders'	13	12
Deferred income tax expense	12	—
Changes in:
Investment income receivable	8	—
Premiums and reinsurance receivable	(23)	(22)
Deferred policy acquisition costs	(9)	2
Other assets	(12)	4
Loss and loss expense reserves	86	138
Life policy reserves	22	20
Unearned premiums	47	27
Other liabilities	(98)	(100)
Current income tax receivable/payable	65	32
Net cash provided by operating activities	257	215
Cash Flows From Investing Activities
Sale of fixed maturities	14	13
Call or maturity of fixed maturities	368	267
Sale of equity securities	132	67
Purchase of fixed maturities	(496)	(348)
Purchase of equity securities	(129)	(67)
Purchase of short-term investments	—	(25)
Investment in finance receivables	(6)	(3)
Collection of finance receivables	8	8
Investment in buildings and equipment, net	(3)	(1)
Change in other invested assets, net	4	1
Net cash used in investing activities	(108)	(88)
Cash Flows From Financing Activities
Payment of cash dividends to shareholders	(74)	(71)
Proceeds from stock options exercised	9	7
Contract holders' funds deposited	26	20
Contract holders' funds withdrawn	(39)	(33)
Excess tax benefits on stock-based compensation	2	3
Other	(4)	(4)
Net cash used in financing activities	(80)	(78)
Net change in cash and cash equivalents	69	49
Cash and cash equivalents at beginning of year	544	591
Cash and cash equivalents at end of period	$613	$640
Supplemental Disclosures of Cash Flow Information:
Income taxes (refunded) paid	(1)	11
Noncash Activities
Conversion of securities	$3	$—
Equipment acquired under capital lease obligations	9	3
Cashless exercise of stock options	5	5

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation First-Quarter 2016 10-Q

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

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Our actual results could differ from those estimates. Our December 31, 2015, condensed consolidated balance sheet amounts are derived from the audited financial statements but do not include all disclosures required by GAAP.

Our March 31, 2016, condensed consolidated financial statements are unaudited. Certain financial information that is included in annual financial statements prepared in accordance with GAAP is not required for interim reporting and has been condensed or omitted. We believe that we have made all adjustments, consisting only of normal recurring accruals, that are necessary for fair presentation. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our 2015 Annual Report on Form 10-K. The results of operations for interim periods do not necessarily indicate results to be expected for the full year.

Adopted Accounting Updates

ASU 2014-12, Compensation-Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period
In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-12, Compensation-Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires that performance targets that affect vesting and that could be achieved after the requisite service period be treated as performance conditions. The effective date of ASU 2014-12 was for interim and annual reporting periods beginning after December 15, 2015. The company adopted this ASU and it did not have a material impact on our company’s financial position, cash flows or results of operations.

ASU 2015-02, Consolidation-Amendments to the Consolidation Analysis
In February 2015, the FASB issued ASU 2015-02, Consolidation-Amendments to the Consolidation Analysis. ASU 2015-02 makes amendments to the current consolidation guidance, focusing mainly on the investment management industry; however, entities across all industries may be impacted. The effective date of ASU 2015-02 was for interim and annual reporting periods beginning after December 15, 2015. The company adopted this ASU and it did not have a material impact on our company’s financial position, cash flows or results of operations.

Pending Accounting Updates

ASU 2014-09 Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Insurance contracts do not fall within the scope of this ASU. The effective date of ASU 2014-09 is for annual reporting periods beginning after December 15, 2017. The ASU has not yet been adopted and will not have a material impact on our company’s financial position, cash flows or results of operations.

ASU 2015-09, Financial Services-Insurance: Disclosures about Short-Duration Contracts
In May 2015, the FASB issued ASU 2015-09, Financial Services-Insurance: Disclosures About Short-Duration Contracts. ASU 2015-09 requires entities to provide additional disclosures about the liability for loss and loss expense reserves to increase the transparency of significant estimates. ASU 2015-09 also requires entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for loss and loss expense reserves, including reasons for the change and the effects on the financial statements. ASU 2015-09 also requires entities to disclose a rollforward of the liability of loss and loss expense reserves for

Cincinnati Financial Corporation First-Quarter 2016 10-Q

annual and interim reporting periods. The effective date of ASU 2015-09 is for annual reporting periods beginning after December 15, 2015, and interim reporting periods within annual period beginning after December 15, 2016. The ASU has not yet been adopted and will not have a material impact on our company’s financial position, cash flows or results of operations, but the ASU will require additional disclosures to our annual and interim reporting periods.

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

ASU 2016-02, Leases (Topic 842)
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The main provision of ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The effective date of ASU 2016-02 is for interim and annual reporting periods beginning after December 15, 2018. The ASU has not yet been adopted. Management is currently evaluating the impact on our company’s consolidated financial position, cash flows and results of operations.

ASU 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting
In March 2016, the FASB issued ASU 2016-07, Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. ASU 2016-07 eliminates the requirement to retroactively adjust an investment, results of operations, and retained earnings once an investment qualifies for use of the equity method. It requires the equity method investor to add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting without retroactive adjustment. The effective date of ASU 2016-07 is for interim and annual reporting periods beginning after December 15, 2016. The ASU has not yet been adopted; however, it is not expected to have a material impact on our company's consolidated financial position, cash flows or results of operations.

ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting
In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies and improves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The effective date of ASU 2016-09 is for interim and annual reporting periods beginning after December 15, 2016. The ASU has not yet been adopted; however, it is not expected to have a material impact on our company's consolidated financial position, cash flows or results of operations.

Cincinnati Financial Corporation First-Quarter 2016 10-Q

NOTE 2 – Investments
The following table provides cost or amortized cost, gross unrealized gains, gross unrealized losses and fair value for our investment portfolio:

(Dollars in millions)	Cost or amortized cost
		Gross unrealized		Fair value
At March 31, 2016		gains	losses
Fixed maturity securities:
Corporate	$5,395	$295	$66	$5,624
States, municipalities and political subdivisions	3,499	204	—	3,703
Commercial mortgage-backed	289	11	2	298
Government-sponsored enterprises	240	—	—	240
Foreign government	10	—	—	10
Convertibles and bonds with warrants attached	5	—	—	5
United States government	4	—	—	4
Subtotal	9,442	510	68	9,884
Equity securities:
Common equities	2,810	1,954	44	4,720
Nonredeemable preferred equities	189	33	1	221
Subtotal	2,999	1,987	45	4,941
Total	$12,441	$2,497	$113	$14,825
At December 31, 2015
Fixed maturity securities:
Corporate	$5,294	$255	$96	$5,453
States, municipalities and political subdivisions	3,440	172	1	3,611
Commercial mortgage-backed	287	4	2	289
Government-sponsored enterprises	284	—	6	278
Foreign government	10	—	—	10
Convertibles and bonds with warrants attached	5	—	—	5
United States government	4	—	—	4
Subtotal	9,324	431	105	9,650
Equity securities:
Common equities	2,749	1,787	51	4,485
Nonredeemable preferred equities	189	32	—	221
Subtotal	2,938	1,819	51	4,706
Total	$12,262	$2,250	$156	$14,356

The net unrealized investment gains in our fixed-maturity portfolio are primarily the result of the continued low interest rate environment that increased the fair value of our fixed-maturity portfolio. Our commercial mortgage-backed securities had an average rating of Aa1/AA at March 31, 2016, and December 31, 2015. The seven largest unrealized investment gains in our common stock portfolio are from Honeywell International Incorporated (NYSE:HON), Exxon Mobil Corporation (NYSE:XOM), The Procter & Gamble Company (NYSE:PG), BlackRock Inc. (NYSE:BLK), Johnson and Johnson (NYSE:JNJ), Hasbro Incorporated (Nasdaq:HAS), and Microsoft Corporation (Nasdaq:MSFT), which had a combined gross unrealized gain of $597 million. At March 31, 2016, Apple was our largest single common stock holding with a fair value of $153 million, which was 3.2 percent of our publicly traded common stock portfolio and 1.0 percent of the total investment portfolio.

Cincinnati Financial Corporation First-Quarter 2016 10-Q

The table below provides fair values and gross unrealized losses by investment category and by the duration of the securities’ continuous unrealized loss positions:

(Dollars in millions)	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
At March 31, 2016
Fixed maturity securities:
Corporate	$801	$43	$153	$23	$954	$66
States, municipalities and political subdivisions	28	—	4	—	32	—
Commercial mortgage-backed	49	1	2	1	51	2
Government-sponsored enterprises	29	—	19	—	48	—
Subtotal	907	44	178	24	1,085	68
Equity securities:
Common equities	345	44	—	—	345	44
Nonredeemable preferred equities	42	1	—	—	42	1
Subtotal	387	45	—	—	387	45
Total	$1,294	$89	$178	$24	$1,472	$113
At December 31, 2015
Fixed maturity securities:
Corporate	$1,099	$63	$133	$33	$1,232	$96
States, municipalities and political subdivisions	47	1	22	—	69	1
Commercial mortgage-backed	103	2	2	—	105	2
Government-sponsored enterprises	100	2	127	4	227	6
Subtotal	1,349	68	284	37	1,633	105
Equity securities:
Common equities	270	51	—	—	270	51
Nonredeemable preferred equities	35	—	—	—	35	—
Subtotal	305	51	—	—	305	51
Total	$1,654	$119	$284	$37	$1,938	$156

Contractual maturity dates for fixed-maturity investments were:

(Dollars in millions)	Amortized cost	Fair value	% of fair value
At March 31, 2016
Maturity dates:
Due in one year or less	$481	$488	4.9%
Due after one year through five years	3,017	3,202	32.4
Due after five years through ten years	3,676	3,797	38.4
Due after ten years	2,268	2,397	24.3
Total	$9,442	$9,884	100.0%

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Cincinnati Financial Corporation First-Quarter 2016 10-Q

The following table provides investment income, realized investment gains and losses, the change in unrealized investment gains and losses, and other items:

(Dollars in millions)	Three months ended March 31,
	2016	2015
Investment income:
Interest	$109	$105
Dividends	37	36
Other	1	—
Total	147	141
Less investment expenses	2	2
Total	$145	$139

Realized investment gains and losses summary:
Fixed maturities:
Gross realized gains	$3	$3
Gross realized losses	(1)	—
Other-than-temporary impairments	(2)	—
Equity securities:
Gross realized gains	62	44
Gross realized losses	(1)	(1)
Other-than-temporary impairments	—	—
Other	—	1
Total	$61	$47

Change in unrealized investment gains and losses:
Fixed maturities	$116	$46
Equity securities	174	(89)
Less income taxes	(100)	15
Total	$190	$(28)

During the three months ended March 31, 2016, there were no equity securities and two fixed-maturity securities other-than-temporarily impaired. There were no credit losses on fixed-maturity securities for which a portion of other-than-temporary impairment (OTTI) has been recognized in other comprehensive income for the three months ended March 31, 2016 and 2015. At March 31, 2016, 44 fixed-maturity investments with a total unrealized loss of $24 million had been in an unrealized loss position for 12 months or more. Of that total, two fixed-maturity investments had fair values below 70 percent of amortized cost. There were no equity investments in an unrealized loss position for 12 months or more as of March 31, 2016.

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

Cincinnati Financial Corporation First-Quarter 2016 10-Q

NOTE 3 – Fair Value Measurements

In accordance with accounting guidance for fair value measurements and disclosures, we categorized our financial instruments, based on the priority of the observable and market-based data for the valuation technique used, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices with readily available independent data in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable market inputs (Level 3). When various inputs for measurement fall within different levels of the fair value hierarchy, the lowest observable input that has a significant impact on fair value measurement is used. Our valuation techniques have not changed from those used at December 31, 2015, and ultimately management determines fair value. See our 2015 Annual Report on Form 10-K, Item 8, Note 3, Fair Value Measurements, Page 133, for information on characteristics and valuation techniques used in determining fair value.
Fair Value Disclosures for Assets
The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis at March 31, 2016, and December 31, 2015. We do not have any material liabilities carried at fair value. There were no transfers between Level 1 and Level 2.

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At March 31, 2016
Fixed maturities, available for sale:
Corporate	$—	$5,573	$51	$5,624
States, municipalities and political subdivisions	—	3,703	—	3,703
Commercial mortgage-backed	—	298	—	298
Government-sponsored enterprises	—	240	—	240
Foreign government	—	10	—	10
Convertibles and bonds with warrants attached	—	5	—	5
United States government	4	—	—	4
Subtotal	4	9,829	51	9,884
Common equities, available for sale	4,720	—	—	4,720
Nonredeemable preferred equities, available for sale	—	219	2	221
Separate accounts taxable fixed maturities	—	755	1	756
Top Hat savings plan mutual funds and common equity (included in Other assets)	22	—	—	22
Total	$4,746	$10,803	$54	$15,603
At December 31, 2015
Fixed maturities, available for sale:
Corporate	$—	$5,402	$51	$5,453
States, municipalities and political subdivisions	—	3,611	—	3,611
Commercial mortgage-backed	—	289	—	289
Government-sponsored enterprises	—	278	—	278
Foreign government	—	10	—	10
Convertibles and bonds with warrants attached	—	5	—	5
United States government	4	—	—	4
Subtotal	4	9,595	51	9,650
Common equities, available for sale	4,485	—	—	4,485
Nonredeemable preferred equities, available for sale	—	218	3	221
Separate accounts taxable fixed maturities	—	736	1	737
Top Hat savings plan mutual funds and common equity (included in Other assets)	21	—	—	21
Total	$4,510	$10,549	$55	$15,114

Cincinnati Financial Corporation First-Quarter 2016 10-Q

Each financial instrument that was deemed to have significant unobservable inputs when determining valuation is identified in the following tables by security type with a summary of changes in fair value as of March 31, 2016. Total Level 3 assets continue to be less than 1 percent of financial assets measured at fair value in the condensed consolidated balance sheets. Assets presented in the table below were valued based primarily on broker/dealer quotes for which there is a lack of transparency as to inputs used to develop the valuations. The quantitative detail of these unobservable inputs is neither provided nor reasonably available to us.

The following table provides the change in Level 3 assets for the three months ended March 31:

(Dollars in millions)	Asset fair value measurements using significant unobservable inputs (Level 3)
	Corporate fixed maturities	Separate accounts taxable fixed maturities	States, municipalities and political subdivisions fixed maturities	Nonredeemable preferred equities	Total
Beginning balance, January 1, 2016	$51	$1	$—	$3	$55
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—	—
Included in other comprehensive income	—	—	—	(1)	(1)
Purchases	5	—	—	—	5
Sales	—	—	—	—	—
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	(5)	—	—	—	(5)
Ending balance, March 31, 2016	$51	$1	$—	$2	$54

Beginning balance, January 1, 2015	$18	$—	$—	$2	$20
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—	—
Included in other comprehensive income	—	—	—	—	—
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Transfers into Level 3	—	—	1	—	1
Transfers out of Level 3	—	—	—	—	—
Ending balance, March 31, 2015	$18	$—	$1	$2	$21

Additional disclosures for the Level 3 category are not material.

Fair Value Disclosures for Assets and Liabilities Not Carried at Fair Value

The disclosures below are presented to provide timely information about the effects of current market conditions on financial instruments that are not reported at fair value in our condensed consolidated financial statements.

This table summarizes the book value and principal amounts of our long-term debt:

(Dollars in millions)			Book value		Principal amount
			March 31,	December 31,	March 31,	December 31,
Interest rate	Year of issue		2016	2015	2016	2015
6.900%	1998	Senior debentures, due 2028	$26	$26	$28	$28
6.920%	2005	Senior debentures, due 2028	391	391	391	391
6.125%	2004	Senior notes, due 2034	369	369	374	374
		Total	$786	$786	$793	$793

Cincinnati Financial Corporation First-Quarter 2016 10-Q

The following table shows fair values of our note payable and long-term debt:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At March 31, 2016
Note payable	$—	$35	$—	$35
6.900% senior debentures, due 2028	—	33	—	33
6.920% senior debentures, due 2028	—	492	—	492
6.125% senior notes, due 2034	—	437	—	437
Total	$—	$997	$—	$997

At December 31, 2015
Note payable	$—	$35	$—	$35
6.900% senior debentures, due 2028	—	31	—	31
6.920% senior debentures, due 2028	—	480	—	480
6.125% senior notes, due 2034	—	425	—	425
Total	$—	$971	$—	$971

The following table shows the fair value of our life policy loans included in other invested assets:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At March 31, 2016
Life policy loans	$—	$—	$42	$42

At December 31, 2015
Life policy loans	$—	$—	$40	$40

Outstanding principal and interest for these life policy loans totaled $30 million and $31 million at March 31, 2016, and December 31, 2015, respectively.

The following table shows fair values of our deferred annuities and structured settlements included in life policy and investment contract reserves:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At March 31, 2016
Deferred annuities	$—	$—	$917	$917
Structured settlements	—	212	—	212
Total	$—	$212	$917	$1,129

At December 31, 2015
Deferred annuities	$—	$—	$886	$886
Structured settlements	—	208	—	208
Total	$—	$208	$886	$1,094

Recorded reserves for the deferred annuities were $860 million at March 31, 2016 and December 31, 2015. Recorded reserves for the structured settlements were $175 million and $174 million at March 31, 2016, and December 31, 2015, respectively.

Cincinnati Financial Corporation First-Quarter 2016 10-Q

NOTE 4 – Property Casualty Loss and Loss Expenses
This table summarizes activity for our consolidated property casualty loss and loss expense reserves:

(Dollars in millions)	Three months ended March 31,
	2016	2015
Gross loss and loss expense reserves, beginning of period	$4,660	$4,438
Less reinsurance recoverable	281	282
Net loss and loss expense reserves, beginning of period	4,379	4,156
Net incurred loss and loss expenses related to:
Current accident year	723	711
Prior accident years	(62)	(22)
Total incurred	661	689
Net paid loss and loss expenses related to:
Current accident year	146	147
Prior accident years	416	399
Total paid	562	546
Net loss and loss expense reserves, end of period	4,478	4,299
Plus reinsurance recoverable	272	278
Gross loss and loss expense reserves, end of period	$4,750	$4,577

We use actuarial methods, models and judgment to estimate, as of a financial statement date, the property casualty loss and loss expense reserves required to pay for and settle all outstanding insured claims, including incurred but not reported (IBNR) claims, as of that date. The actuarial estimate is subject to review and adjustment by an inter-departmental committee that includes actuarial management that is familiar with relevant company and industry business, claims and underwriting trends, as well as general economic and legal trends that could affect future loss and loss expense payments. The amount we will actually have to pay for claims can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate. The reserve for loss and loss expenses in the condensed consolidated balance sheets also included $54 million at March 31, 2016, and $46 million at March 31, 2015, for certain life and health loss and loss expense reserves.

For the three months ended March 31, 2016, we experienced $62 million of favorable development on prior accident years, including $29 million of favorable development in commercial lines, $18 million of favorable development in personal lines, $14 million of favorable development in excess and surplus lines, and $1 million of favorable development in our reinsurance assumed operations. This included $7 million from favorable development of catastrophe losses for the three months ended March 31, 2016. We recognized favorable reserve development during the three months ended March 31, 2016, of $13 million for the workers' compensation line,
$8 million for the commercial property line, $13 million for the other commercial lines and $8 million for the homeowner line due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. Our commercial auto line developed unfavorably by $8 million for the three months ended March 31, 2016, due to higher loss cost effects in recent accident years, resulting in an increase of our reserve estimate for claims that have not yet been settled.

For the three months ended March 31, 2015, we experienced $22 million of favorable development on prior accident years, including $14 million of favorable development in commercial lines, $3 million of favorable development in personal lines and $5 million of favorable development in excess and surplus lines. This included $11 million from favorable development of catastrophe losses for the three months ended March 31, 2015. We recognized favorable development during the three months ended March 31, 2015, of $15 million for the workers' compensation line, $11 million for the commercial property line and $7 million for the homeowner line due to reduced uncertainty of prior accident year loss and loss adjustment expenses for these lines. Our commercial auto line developed unfavorably by $11 million for the three months ended March 31, 2015, due to higher loss cost effects in recent accident years, resulting in an increase of our reserve estimate for claims that have not yet been settled.

Cincinnati Financial Corporation First-Quarter 2016 10-Q

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

This table summarizes our life policy and investment contract reserves:

(Dollars in millions)	March 31, 2016	December 31, 2015
Ordinary/traditional life	$956	$943
Deferred annuities	860	860
Universal life	561	558
Structured settlements	175	174
Other	49	48
Total life policy and investment contract reserves	$2,601	$2,583

Cincinnati Financial Corporation First-Quarter 2016 10-Q

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

(Dollars in millions)	Three months ended March 31,
	2016	2015
Property casualty:
Deferred policy acquisition costs asset, beginning of period	$388	$379
Capitalized deferred policy acquisition costs	210	196
Amortized deferred policy acquisition costs	(201)	(198)
Deferred policy acquisition costs asset, end of period	$397	$377

Life:
Deferred policy acquisition costs asset, beginning of period	$228	$199
Capitalized deferred policy acquisition costs	12	11
Amortized deferred policy acquisition costs	(11)	(11)
Amortized shadow deferred policy acquisition costs	(8)	(5)
Deferred policy acquisition costs asset, end of period	$221	$194

Consolidated:
Deferred policy acquisition costs asset, beginning of period	$616	$578
Capitalized deferred policy acquisition costs	222	207
Amortized deferred policy acquisition costs	(212)	(209)
Amortized shadow deferred policy acquisition costs	(8)	(5)
Deferred policy acquisition costs asset, end of period	$618	$571

No premium deficiencies were recorded in the condensed consolidated statements of income, as the sum of the anticipated loss and loss adjustment expenses, policyholder dividends and unamortized deferred acquisition expenses did not exceed the related unearned premiums and anticipated investment income.

Cincinnati Financial Corporation First-Quarter 2016 10-Q

NOTE 7 – Accumulated Other Comprehensive Income
Accumulated other comprehensive income (AOCI) includes changes in unrealized gains and losses on investments, changes in pension obligations and changes in life deferred acquisition costs, life policy reserves and other as follows:

(Dollars in millions)	Three months ended March 31,
	2016			2015
	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, beginning of period	$2,094	$722	$1,372	$2,719	$942	$1,777
OCI excluding realized gains recognized in net income	351	121	230	3	1	2
Realized gains recognized in net income	(61)	(21)	(40)	(46)	(16)	(30)
OCI	290	100	190	(43)	(15)	(28)
AOCI, end of period	$2,384	$822	$1,562	$2,676	$927	$1,749

Pension obligations:
AOCI, beginning of period	$(42)	$(14)	$(28)	$(36)	$(12)	$(24)
OCI excluding amortization recognized in net income	—	—	—	—	—	—
Amortization recognized in net income	1	1	—	1	—	1
OCI	1	1	—	1	—	1
AOCI, end of period	$(41)	$(13)	$(28)	$(35)	$(12)	$(23)

Life deferred acquisition costs, life policy reserves and other:
AOCI, beginning of period	$1	$1	$—	$(12)	$(3)	$(9)
OCI excluding realized gains recognized in net income	(4)	(1)	(3)	(1)	(1)	—
Realized gains recognized in net income	—	—	—	(1)	—	(1)
OCI	(4)	(1)	(3)	(2)	(1)	(1)
AOCI, end of period	$(3)	$—	$(3)	$(14)	$(4)	$(10)

Summary of AOCI:
AOCI, beginning of period	$2,053	$709	$1,344	$2,671	$927	$1,744
Investments OCI	290	100	190	(43)	(15)	(28)
Pension obligations OCI	1	1	—	1	—	1
Life deferred acquisition costs, life policy reserves and other OCI	(4)	(1)	(3)	(2)	(1)	(1)
Total OCI	287	100	187	(44)	(16)	(28)
AOCI, end of period	$2,340	$809	$1,531	$2,627	$911	$1,716

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

Cincinnati Financial Corporation First-Quarter 2016 10-Q

NOTE 8 – Reinsurance
Primary components of our property casualty operations assumed reinsurance include involuntary and voluntary assumed as well as contracts from our reinsurance assumed operations, known as Cincinnati ReSM. Primary components of our ceded reinsurance include a property per risk treaty, property excess treaty, casualty per occurrence treaty, casualty excess treaty, property catastrophe treaty and catastrophe bonds and retrocessions on our reinsurance assumed operations. Management's decisions about the appropriate level of risk retention are affected by various factors, including changes in our underwriting practices, capacity to retain risks and reinsurance market conditions.

Our condensed consolidated statements of income include earned consolidated property casualty insurance premiums on assumed and ceded business:

(Dollars in millions)	Three months ended March 31,
	2016	2015
Direct earned premiums	$1,119	$1,076
Assumed earned premiums	15	2
Ceded earned premiums	(38)	(37)
Earned premiums	$1,096	$1,041

Our condensed consolidated statements of income include incurred consolidated property casualty insurance loss and loss expenses on assumed and ceded business:

(Dollars in millions)	Three months ended March 31,
	2016	2015
Direct incurred loss and loss expenses	$648	$691
Assumed incurred loss and loss expenses	10	(1)
Ceded incurred loss and loss expenses	3	(1)
Incurred loss and loss expenses	$661	$689

Our ceded incurred results generally vary with our catastrophe experience.

Our life insurance company purchases reinsurance for protection of a portion of the risk that is written. Primary components of our life reinsurance program include individual mortality coverage and aggregate catastrophe and accidental death coverage in excess of certain deductibles.

Our condensed consolidated statements of income include earned life insurance premiums on ceded business:

(Dollars in millions)	Three months ended March 31,
	2016	2015
Direct earned premiums	$71	$65
Ceded earned premiums	(13)	(12)
Earned premiums	$58	$53

Cincinnati Financial Corporation First-Quarter 2016 10-Q

Our condensed consolidated statements of income include life insurance contract holders' benefits incurred on ceded business:

(Dollars in millions)	Three months ended March 31,
	2016	2015
Direct contract holders' benefits incurred	$76	$72
Ceded contract holders' benefits incurred	(13)	(12)
Contract holders' benefits incurred	$63	$60

The ceded benefits incurred can vary depending on the type of life insurance policy held and the year the policy was sold.

NOTE 9 – Income Taxes
As of March 31, 2016, and December 31, 2015, we had no liability for unrecognized tax benefits.

The differences between the 35 percent statutory federal income tax rate and our effective income tax rate were as follows:

(Dollars in millions)	Three months ended March 31,
	2016		2015
Tax at statutory rate:	$93	35.0%	$61	35.0%
Increase (decrease) resulting from:
Tax-exempt income from municipal bonds	(9)	(3.4)	(8)	(4.6)
Dividend received exclusion	(8)	(3.0)	(8)	(4.6)
Other	1	0.5	1	0.6
Provision for income taxes	$77	29.1%	$46	26.4%

The provision for federal income taxes is based upon filing a consolidated income tax return for the company and its subsidiaries. As of March 31, 2016, we had no operating or capital loss carry forwards.

NOTE 10 – Net Income Per Common Share
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are computed based on the weighted average number of common and dilutive potential common shares outstanding using the treasury stock method. The table shows calculations for basic and diluted earnings per share:

(In millions except per share data)	Three months ended March 31,
	2016	2015
Numerator:
Net income—basic and diluted	$188	$128
Denominator:
Basic weighted-average common shares outstanding	164.2	164.0
Effect of share-based awards:
Stock options	1.0	1.0
Nonvested shares	0.8	0.6
Diluted weighted-average shares	166.0	165.6
Earnings per share:
Basic	$1.14	$0.78
Diluted	1.13	0.77
Number of anti-dilutive share-based awards:	0.4	0.7

Cincinnati Financial Corporation First-Quarter 2016 10-Q

The sources of dilution of our common shares are certain equity-based awards. See our 2015 Annual Report on Form 10-K, Item 8, Note 17, Share-Based Associate Compensation Plans, Page 152, for information about equity-based awards. The above table shows the number of anti-dilutive share-based awards for the three months ended March 31, 2016 and 2015. We did not include these share-based awards in the computation of net income per common share (diluted) because their exercise would have anti-dilutive effects.

NOTE 11 – Employee Retirement Benefits
The following summarizes the components of net periodic benefit cost for our qualified and supplemental pension plans:

(Dollars in millions)	Three months ended March 31,
	2016	2015
Service cost	$3	$3
Interest cost	3	3
Expected return on plan assets	(5)	(4)
Amortization of actuarial loss and prior service cost	1	1
Net periodic benefit cost	$2	$3

See our 2015 Annual Report on Form 10-K, Item 8, Note 13, Employee Retirement Benefits, Page 146, for information on our retirement benefits. We made matching contributions totaling $4 million to our 401(k) and Top Hat savings plans during both the first quarters of 2016 and 2015.

We contributed $5 million to our qualified pension plan during the first quarter of 2016. We do not anticipate further contributions to our qualified pension plan during the remainder of 2016.

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

Cincinnati Financial Corporation First-Quarter 2016 10-Q

NOTE 13 – Segment Information
We operate primarily in two industries, property casualty insurance and life insurance. We regularly review our reporting segments to make decisions about allocating resources and assessing performance. Our reporting segments are:

•	Commercial lines insurance

•	Personal lines insurance

•	Excess and surplus lines insurance

•	Life insurance

•	Investments

We report as Other the noninvestment operations of the parent company and its noninsurer subsidiary, CFC Investment Company and Cincinnati Re, our reinsurance assumed operations. See our 2015 Annual Report on Form 10-K, Item 8, Note 18, Segment Information, Page 155, for a description of revenue, income or loss before income taxes and identifiable assets for each of the five segments.

Cincinnati Financial Corporation First-Quarter 2016 10-Q

Segment information is summarized in the following table:

(Dollars in millions)	Three months ended March 31,
	2016	2015
Revenues:
Commercial lines insurance
Commercial casualty	$257	$244
Commercial property	214	196
Commercial auto	144	136
Workers' compensation	89	93
Other commercial	56	64
Commercial lines insurance premiums	760	733
Fee revenues	1	1
Total commercial lines insurance	761	734

Personal lines insurance
Personal auto	131	123
Homeowner	119	114
Other personal	33	31
Personal lines insurance premiums	283	268
Fee revenues	1	1
Total personal lines insurance	284	269

Excess and surplus lines insurance	43	40

Life insurance premiums	58	53
Separate account investment management fees	1	1
Total life insurance	59	54

Investments
Investment income, net of expenses	145	139
Realized investment gains, net	61	47
Total investment revenue	206	186

Other	11	2
Total revenues	$1,364	$1,285

Income (loss) before income taxes:
Insurance underwriting results
Commercial lines insurance	$50	$26
Personal lines insurance	28	(3)
Excess and surplus lines insurance	17	4
Life insurance	(1)	(3)
Investments	184	165
Other	(13)	(15)
Total income before income taxes	$265	$174

Identifiable assets:	March 31, 2016	December 31, 2015
Property casualty insurance	$2,699	$2,717
Life insurance	1,372	1,325
Investments	14,978	14,485
Other	398	361
Total	$19,447	$18,888

Cincinnati Financial Corporation First-Quarter 2016 10-Q

Item 2.    Management’s Discussion and Analysis of Financial Condition and
Results of Operations
The following discussion highlights significant factors influencing the condensed consolidated results of operations and financial position of Cincinnati Financial Corporation. It should be read in conjunction with the consolidated financial statements and related notes included in our 2015 Annual Report on Form 10-K. Unless otherwise noted, the industry data is prepared by A.M. Best Co., a leading insurance industry statistical, analytical and financial strength rating organization. Information from A.M. Best is presented on a statutory basis. When we provide our results on a comparable statutory basis, we label it as such; all other company data is presented in accordance with accounting principles generally accepted in the United States of America (GAAP).

We present per share data on a diluted basis unless otherwise noted, adjusting those amounts for all stock splits and dividends. Dollar amounts are rounded to millions; calculations of percent changes are based on dollar amounts rounded to the nearest million. Certain percentage changes are identified as not meaningful (nm).

SAFE HARBOR STATEMENT
This is our “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995. Our business is subject to certain risks and uncertainties that may cause actual results to differ materially from those suggested by the forward-looking statements in this report. Some of those risks and uncertainties are discussed in our 2015 Annual Report on Form 10-K, Item 1A, Risk Factors, Page 26.

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

Cincinnati Financial Corporation First-Quarter 2016 10-Q

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

Cincinnati Financial Corporation First-Quarter 2016 10-Q

CORPORATE FINANCIAL HIGHLIGHTS

Net Income and Comprehensive Income Data

(Dollars in millions except per share data)	Three months ended March 31,
	2016	2015	% Change
Net income and comprehensive income data:
Earned premiums	$1,154	$1,094	5
Investment income, net of expenses (pretax)	145	139	4
Realized investment gains, net (pretax)	61	47	30
Total revenues	1,364	1,285	6
Net income	188	128	47
Comprehensive income	375	100	275
Net income per share—diluted	1.13	0.77	47
Cash dividends declared per share	0.48	0.46	4
Diluted weighted average shares outstanding	166.0	165.6	0

Total revenues rose for the first quarter of 2016, compared with the first quarter 2015, primarily due to higher earned premiums. Premium and investment revenue trends are discussed further in the respective sections of Financial Results.

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

Net income for the first quarter of 2016, compared with first-quarter 2015, increased $60 million. The increase reflected improvement in property casualty underwriting income of $45 million after taxes and a $9 million increase in after-tax net realized investment gains. Lower catastrophe losses, mostly weather related, were $6 million less after taxes and favorably affected both net income and property casualty underwriting income. After-tax investment income in our investment segment results for the first quarter of 2016 rose $4 million compared with the same quarter of 2015. Life insurance segment results on a pretax basis improved by $2 million.

Performance by segment is discussed below in Financial Results. As discussed in our 2015 Annual Report on Form 10-K, Item 7, Factors Influencing Our Future Performance, Page 45, there are several reasons that our performance during 2016 may be below our long-term targets. In that annual report, as part of Financial Results, we also discussed the full-year 2016 outlook for each reporting segment.

The board of directors is committed to rewarding shareholders directly through cash dividends and through share repurchase authorizations. Through 2015, the company had increased the indicated annual cash dividend rate for 55 consecutive years, a record we believe was matched by only eight other publicly traded companies. In January 2016, the board of directors increased the regular quarterly dividend to 48 cents per share, setting the stage for our 56th consecutive year of increasing cash dividends. During the first three months of 2016, cash dividends declared by the company increased approximately 4 percent compared with the same period of 2015. Our board regularly evaluates relevant factors in decisions related to dividends and share repurchases. The 2016 dividend increase reflected our strong earnings performance and signaled management’s and the board’s positive outlook and confidence in our outstanding capital, liquidity and financial flexibility.

Cincinnati Financial Corporation First-Quarter 2016 10-Q

Balance Sheet Data and Performance Measures

(In millions except share data)	At March 31,	At December 31,
	2016	2015
Balance sheet data:
Total investments	$14,889	$14,423
Total assets	19,447	18,888
Short-term debt	35	35
Long-term debt	786	786
Shareholders' equity	6,735	6,427
Book value per share	40.96	39.20
Debt-to-total-capital ratio	10.9%	11.3%

Total assets at March 31, 2016, increased 3 percent compared with year-end 2015, and included 3 percent growth in investments largely driven by higher fair values for many securities in our portfolio. Shareholders’ equity increased 5 percent, and book value per share increased 4 percent during the first three months of 2016. Our debt-to-total-capital ratio (capital is the sum of debt plus shareholders’ equity) was lower than at year-end 2015.

Our value creation ratio is a non-GAAP measure defined below and is our primary performance metric. That ratio was 5.7 percent for the first three months of 2016, and was better than the same period in 2015 primarily due to higher net gains from our investment portfolio. The $1.76 increase in book value per share during the first three months of 2016 contributed 4.5 percentage points to the value creation ratio, while dividends declared at $0.48 per share contributed 1.2 points. Value creation ratio trends in total and by major components, along with a reconciliation of the non-GAAP measure to comparable GAAP measures, are shown in the tables below.

	Three months ended March 31,
	2016	2015
Value creation ratio major components:
Net income before net realized gains	2.3%	1.4%
Change in fixed-maturity securities, realized and unrealized gains	1.2	0.5
Change in equity securities, realized and unrealized gains	2.4	(0.4)
Other	(0.2)	(0.2)
Value creation ratio	5.7%	1.3%

(Dollars are per share)	Three months ended March 31,
	2016	2015
Book value change per share:
End of period book value	$40.96	$40.22
Less beginning of period book value	39.20	40.14
Change in book value	$1.76	$0.08

Change in book value:
Net income before realized gains	$0.90	$0.59
Change in fixed-maturity securities, realized and unrealized gains	0.46	0.19
Change in equity securities, realized and unrealized gains	0.93	(0.18)
Dividend declared to shareholders	(0.48)	(0.46)
Other	(0.05)	(0.06)
Change in book value	$1.76	$0.08

Cincinnati Financial Corporation First-Quarter 2016 10-Q

(Dollars are per share)	Three months ended March 31,
	2016	2015
Value creation ratio:
End of period book value	$40.96	$40.22
Less beginning of period book value	39.20	40.14
Change in book value	1.76	0.08
Dividend declared to shareholders	0.48	0.46
Total value creation	$2.24	$0.54

Value creation ratio from change in book value*	4.5%	0.2%
Value creation ratio from dividends declared to shareholders**	1.2	1.1
Value creation ratio	5.7%	1.3%

*Change in book value divided by the beginning of period book value
**Dividend declared to shareholders divided by beginning of period book value

DRIVERS OF LONG-TERM VALUE CREATION
Operating through The Cincinnati Insurance Company, Cincinnati Financial Corporation is one of the 25 largest property casualty insurers in the nation, based on 2015 net written premiums for approximately 2,000 U.S. stock and mutual insurer groups. We market our insurance products through a select group of independent insurance agencies as discussed in our 2015 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 5. At March 31, 2016, we actively marketed through agencies located in 40 states. We maintain a long-term perspective that guides us in addressing immediate challenges or opportunities while focusing on the major decisions that best position our company for success through all market cycles.

To measure our long-term progress in creating shareholder value, our value creation ratio is our primary financial performance target. As discussed in our 2015 Annual Report on Form 10-K, Item 7, Executive Summary, Page 40, management believes this non-GAAP measure is a meaningful indicator of our long-term progress in creating shareholder value, is a useful supplement to GAAP information and has three primary performance drivers:

•
Premium growth – We believe our agency relationships and initiatives can lead to a property casualty written premium growth rate over any five-year period that exceeds the industry average. For the first three months of 2016, our consolidated property casualty net written premium year-over-year growth was 8 percent, comparing favorably with A.M. Best's February 2016 projection of approximately 2 percent full-year growth for the industry. For the five-year period 2011 through 2015, our growth rate was approximately double that of the industry. The industry's growth rate excludes its mortgage and financial guaranty lines of business.

•
Combined ratio – We believe our underwriting philosophy and initiatives can generate a GAAP combined ratio over any five-year period that is consistently within the range of 95 percent to 100 percent. For the first three months of 2016, our GAAP combined ratio was 91.4 percent and our statutory combined ratio was 90.2 percent, both including 3.7 percentage points of current accident year catastrophe losses offset by 5.6 percentage points of favorable loss reserve development on prior accident years. As of February 2016, A.M. Best projected the industry's full-year 2016 statutory combined ratio at approximately 99 percent, including approximately 5 percentage points of catastrophe losses and a favorable effect of approximately 2 percentage points of loss reserve development on prior accident years. The industry's ratio again excludes its mortgage and financial guaranty lines of business.

•
Investment contribution – We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year return of the Standard & Poor’s 500 Index. For the first three months of 2016, pretax investment income was $145 million, up 4 percent compared with the same period in 2015. We believe our investment portfolio mix provides an appropriate balance of income stability and growth with capital appreciation potential.

Cincinnati Financial Corporation First-Quarter 2016 10-Q

Highlights of Our Strategy and Supporting Initiatives
Management has worked to identify a strategy that can lead to long-term success, with concurrence by the board of directors. Our strategy is intended to position us to compete successfully in the markets we have targeted while appropriately managing risk. Further description of our long-term, proven strategy can be found in our 2015 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 5. We believe successful implementation of initiatives that support our strategy will help us better serve our agent customers and reduce volatility in our financial results while we also grow earnings and book value over the long term, successfully navigating challenging economic, market or industry pricing cycles.

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

We continue to enhance our property casualty underwriting expertise and to effectively and efficiently underwrite individual policies and process transactions. Ongoing initiatives supporting this work include expanding our pricing and segmentation capabilities through experience and use of predictive analytics and additional data. Our segmentation efforts emphasize identification and retention of insurance policies we believe have relatively stronger pricing, while seeking more aggressive renewal terms and conditions on policies we believe have relatively weaker pricing. An area of concentration in 2016 is improving underwriting and rate adequacy for our commercial auto and personal auto lines of business. Both our commercial auto and personal auto policies that renewed during the first three months of 2016 experienced an estimated average price percentage increase in the mid-single-digit range.

•
Drive premium growth – Implementation of these initiatives is intended to further penetrate each market we serve through our independent agencies. Strategies aimed at specific market opportunities, along with service enhancements, can help our agents grow and increase our share of their business. Diversified growth also may reduce variability of losses from weather-related catastrophes.

We continue to appoint new agencies to develop additional points of distribution. In 2016, we are planning approximately 100 appointments of independent agencies that offer most or all of our property casualty insurance products. During the first three months of 2016, we appointed 26 new agencies that meet that criteria. They write, in aggregate, nearly $2 billion in property casualty premiums annually with various insurance carriers. We also appointed another 34 agencies to market only personal lines insurance products for us. As of March 31, 2016, a total of 1,551 agency relationships market our property casualty insurance products from 1,993 reporting locations.
We plan to appoint additional agencies that focus on high net worth personal lines clients. In 2016, we are targeting approximately $25 million in high net worth new business written premiums, including premiums from our Executive Capstone™ suite of insurance products and services. During the first three months of 2016, our agencies produced for us approximately $5 million in high net worth new business written premiums. In the first quarter of 2016, we appointed agencies in the state of New Jersey and began to offer personal lines insurance products for the unique needs of high net worth personal lines clients. That state represents our 40th state for marketing property casualty insurance, including 32 states where we market personal lines policies.

Financial Strength
An important part of our long-term strategy is financial strength, which is described in our 2015 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Financial Strength, Page 7. One aspect of our financial strength is prudent use of reinsurance ceded to help manage financial performance variability due to catastrophe loss experience. A description of how we use reinsurance ceded is included in our 2015 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, 2016 Reinsurance Ceded Programs, Page 101. Another aspect of our financial strength is our investment portfolio, which remains well-diversified as discussed in this quarterly report in Item 3, Quantitative and Qualitative Disclosures About Market Risk. Our strong parent-company liquidity and financial strength increase our flexibility to maintain a cash dividend through all periods and to continue to invest in and expand our insurance operations.

Cincinnati Financial Corporation First-Quarter 2016 10-Q

At March 31, 2016, we held $1.940 billion of our cash and invested assets at the parent-company level, of which $1.693 billion, or 87.3 percent, was invested in common stocks, and $153 million, or 7.9 percent, was cash or cash equivalents. Our debt-to-total-capital ratio of 10.9 percent remains well below our target limit. Another important indicator of financial strength is our ratio of property casualty net written premiums to statutory surplus, which was 1.0-to-1 for the 12 months ended March 31, 2016, matching year-end 2015.

Financial strength ratings assigned to us by independent rating firms also are important. In addition to rating our parent company’s senior debt, four firms award insurer financial strength ratings to one or more of our insurance subsidiary companies based on their quantitative and qualitative analyses. These ratings primarily assess an insurer’s ability to meet financial obligations to policyholders and do not necessarily address all of the matters that may be important to investors. Ratings are under continuous review and subject to changes or withdrawal at any time by the rating agency. Each rating should be evaluated independently of any other rating; please see each rating agency's website for its most recent report on our ratings.

As of April 25, 2016, our insurer financial strength ratings were:

Rating agency	Standard market property casualty insurance subsidiaries			Life insurance subsidiary			Excess and surplus lines insurance subsidiary			Date of most recent affirmation or action
			Rating tier			Rating tier			Rating tier
A.M. Best Co. ambest.com	A+	Superior	2 of 16	A	Excellent	3 of 16	A+	Superior	2 of 16	Stable outlook (03/10/16)
Fitch Ratings fitchratings.com	A+	Strong	5 of 21	A+	Strong	5 of 21	-	-	-	Stable outlook (11/13/15)
Moody's Investors Service moodys.com	A1	Good	5 of 21	-	-	-	-	-	-	Stable outlook (04/30/13)
Standard & Poor's Ratings Services spratings.com	A+	Strong	5 of 21	A+	Strong	5 of 21	-	-	-	Stable outlook (06/30/15)

On March 10, 2016, A.M. Best affirmed, with a stable outlook, its rating for The Cincinnati Life Insurance Company, including a financial strength rating of A (Excellent) and an issuer credit rating of "a+." According to A.M. Best, the ratings reflect Cincinnati Life's positive premium growth trends, good quality investment portfolio, adequate capitalization and strategic role within Cincinnati Financial Corporation.

No other rating agency actions to our insurer financial strength ratings occurred during the first quarter of 2016. All of our insurance subsidiaries continue to be highly rated.

Cincinnati Financial Corporation First-Quarter 2016 10-Q

CONSOLIDATED PROPERTY CASUALTY INSURANCE HIGHLIGHTS
Consolidated property casualty insurance results include premiums and expenses for our standard market insurance segments (commercial lines and personal lines), our excess and surplus lines segment and our reinsurance assumed operations.

(Dollars in millions)	Three months ended March 31,
	2016	2015	% Change
Earned premiums	$1,096	$1,041	5
Fee revenues	2	2	0
Total revenues	1,098	1,043	5
Loss and loss expenses from:
Current accident year before catastrophe losses	682	657	4
Current accident year catastrophe losses	41	54	(24)
Prior accident years before catastrophe losses	(55)	(11)	(400)
Prior accident years catastrophe losses	(7)	(11)	36
Loss and loss expenses	661	689	(4)
Underwriting expenses	341	327	4
Underwriting profit	$96	$27	256

Ratios as a percent of earned premiums:			Pt. Change
Current accident year before catastrophe losses	62.2%	63.1%	(0.9)
Current accident year catastrophe losses	3.7	5.2	(1.5)
Prior accident years before catastrophe losses	(5.0)	(1.1)	(3.9)
Prior accident years catastrophe losses	(0.6)	(1.1)	0.5
Loss and loss expenses	60.3	66.1	(5.8)
Underwriting expenses	31.1	31.4	(0.3)
Combined ratio	91.4%	97.5%	(6.1)

Combined ratio	91.4%	97.5%	(6.1)
Contribution from catastrophe losses and prior years reserve development	(1.9)	3.0	(4.9)
Combined ratio before catastrophe losses and prior years reserve development	93.3%	94.5%	(1.2)

Our consolidated property casualty insurance operations generated an underwriting profit of $96 million for the first quarter of 2016. The improvement of $69 million, compared with first-quarter 2015, reflected improved underwriting in addition to a decrease of $9 million in losses from weather-related natural catastrophes. We believe future property casualty underwriting results will continue to benefit from price increases and our ongoing initiatives to improve pricing precision and loss experience related to claims and loss control practices.
For all property casualty lines of business in aggregate, net loss and loss expense reserves at March 31, 2016, were $99 million higher than at year-end 2015, including $95 million for the incurred but not reported (IBNR) portion of the increase. The $99 million reserve increase raised year-end 2015 net loss and loss expense reserves by 2 percent.

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

Our consolidated property casualty combined ratio for the first three months of 2016 improved 6.1 percentage points, compared with the same period of 2015. The ratio for catastrophe losses and loss expenses was 1.0 percentage points lower for the first quarter of 2016.

Cincinnati Financial Corporation First-Quarter 2016 10-Q

The combined ratio can be affected significantly by natural catastrophe losses and other large losses as discussed in detail below. The combined ratio can also be affected by updated estimates of loss and loss expense reserves established for claims that occurred in prior periods, referred to as prior accident years. Net favorable development on prior accident year reserves, including reserves for catastrophe losses, benefited the combined ratio by 5.6 percentage points in the first three months of 2016, compared with 2.2 percentage points in the same period of 2015. Net favorable development is discussed in further detail in Financial Results by property casualty insurance segment.

The ratio for current accident year loss and loss expenses before catastrophe losses improved in the first three months of 2016. The 62.2 percent ratio for the first three months of 2016 decreased 0.9 percentage points compared with the 63.1 percent accident year 2015 ratio measured as of March 31, 2015, largely reflecting a lower ratio for large losses of $1 million or more per claim, discussed below.

The underwriting expense ratio decreased 0.3 percentage points for the first quarter of 2016. Higher agency profit-sharing commissions and strategic investments that include enhancement of underwriting expertise were offset by the favorable effects of higher earned premiums and ongoing expense management efforts.

Consolidated Property Casualty Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2016	2015	% Change
Agency renewal written premiums	$1,028	$983	5
Agency new business written premiums	125	116	8
Cincinnati Re net written premiums	19	—	nm
Other written premiums	(25)	(33)	24
Net written premiums	1,147	1,066	8
Unearned premium change	(51)	(25)	(104)
Earned premiums	$1,096	$1,041	5

The trends in net written premiums and earned premiums summarized in the table above largely reflect the effects of price increases. Price increase trends that heavily influence renewal written premium increases or decreases and other premium growth drivers for 2016 are discussed in more detail by segment below in Financial Results.

Consolidated property casualty net written premiums for the first quarter of 2016 grew $81 million compared with the first quarter of 2015. Each of our property casualty segments continued to grow during the first three months of 2016. Our premium growth initiatives from prior years have provided an ongoing favorable effect on growth during the current year, particularly as newer agency relationships mature over time.

Consolidated property casualty agency new business written premiums rose $9 million for the first three months of 2016, compared with the same period of 2015. New business written premiums in 2016 were higher than the year-ago periods for both our commercial lines and our personal lines insurance segments while they were essentially flat for our excess and surplus insurance segment. New agency appointments during 2015 and 2016 produced an $8 million increase in standard lines new business for the first three months of 2016 compared with the same period of 2015. As we appoint new agencies that choose to move accounts to us, we report these accounts as new business. While this business is new to us, in many cases it is not new to the agent. We believe these seasoned accounts tend to be priced more accurately than business that may be less familiar to our agent upon obtaining it from a competing agent.

Net written premiums increased $19 million for the first quarter of 2016, compared with the first quarter of 2015, from expansion of our reinsurance assumed operations, known as Cincinnati ReSM. Cincinnati Re assumes risks through reinsurance treaties and in some cases cedes part of the risk and related premiums to one or more unaffiliated reinsurance companies through transactions known as retrocessions. For the first three months of 2016, earned premiums for Cincinnati Re totaled $10 million, compared with none earned in the same period a year ago.

Other written premiums include premiums ceded to reinsurers as part of our ceded reinsurance program. A decrease in ceded premiums for the first three months of 2016, compared with the same period of 2015, contributed $2 million to 2016 net written premium growth.

Cincinnati Financial Corporation First-Quarter 2016 10-Q

Catastrophe losses and loss expenses typically have a material effect on property casualty results and can vary significantly from period to period. Losses from natural catastrophes contributed 3.1 percentage points to the combined ratio in the first three months of 2016, compared with 4.1 percentage points in the same period of 2015. Some of those losses were applicable to annual loss deductible provisions of our collateralized reinsurance funded through catastrophe bonds. For our collateralized reinsurance arrangement effective January 18, 2014, there were no 2016 occurrences through March 31, 2016, where aggregate losses reached the applicable loss deductible provision for the specific geographic locations included in the severe convective storm portion of that coverage. If aggregate losses, after the $5 million per occurrence deductible, exceed $160 million during an annual coverage period, we can recover the excess through funds that collateralize the catastrophe bonds. The following table shows consolidated property casualty insurance catastrophe losses and loss expenses incurred, net of reinsurance, as well as the effect of loss development on prior period catastrophe events. We individually list declared catastrophe events for which our incurred losses reached or exceeded $10 million.

Consolidated Property Casualty Insurance Catastrophe Losses and Loss Expenses Incurred

(Dollars in millions, net of reinsurance)			Three months ended March 31,
			Comm.	Pers.	E&S
Dates	Event	Region	lines	lines	lines	Total
2016
All 2016 catastrophes			$30	$11	$—	$41
Development on 2015 and prior catastrophes			(5)	(2)	—	(7)
Calendar year incurred total			$25	$9	$—	$34

2015
Feb. 16-27	Freezing, ice and snow, wind	Midwest, Northeast, South	$32	$10	$—	$42
All other 2015 catastrophes			7	5	—	12
Development on 2014 and prior catastrophes			(9)	(2)	—	(11)
Calendar year incurred total			$30	$13	$—	$43

The following table includes data for losses incurred of $1 million or more per claim, net of reinsurance.

Consolidated Property Casualty Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended March 31,
	2016	2015	% Change
Current accident year losses greater than $5,000,000	$—	$12	(100)
Current accident year losses $1,000,000-$5,000,000	42	37	14
Large loss prior accident year reserve development	—	15	(100)
Total large losses incurred	42	64	(34)
Losses incurred but not reported	73	43	70
Other losses excluding catastrophe losses	402	418	(4)
Catastrophe losses	33	42	(21)
Total losses incurred	$550	$567	(3)

Ratios as a percent of earned premiums:			Pt. Change
Current accident year losses greater than $5,000,000	—%	1.0%	(1.0)
Current accident year losses $1,000,000-$5,000,000	3.8	3.6	0.2
Large loss prior accident year reserve development	—	1.4	(1.4)
Total large loss ratio	3.8	6.0	(2.2)
Losses incurred but not reported	6.6	4.2	2.4
Other losses excluding catastrophe losses	36.8	40.1	(3.3)
Catastrophe losses	3.0	4.1	(1.1)
Total loss ratio	50.2%	54.4%	(4.2)

Cincinnati Financial Corporation First-Quarter 2016 10-Q

We believe the inherent variability of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the variability in addition to general inflationary trends in loss costs. Our analysis continues to indicate no unexpected concentration of large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The first-quarter 2016 property casualty total large losses incurred of $42 million, net of reinsurance, were lower than the $54 million quarterly average during 2015 and also were lower than the $64 million for the first quarter of 2015. The ratio for these large losses was 2.2 percentage points lower compared with last year’s first quarter. We believe results for the three-month period largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million. Losses by size are discussed in further detail in results of operations by property casualty insurance segment.

FINANCIAL RESULTS
Consolidated results reflect the operating results of each of our five segments along with the parent company and other activities reported as “Other.” The five segments are:

•	Commercial lines property casualty insurance

•	Personal lines property casualty insurance

•	Excess and surplus lines property casualty insurance

•	Life insurance

•	Investments

COMMERCIAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended March 31,
	2016	2015	% Change
Earned premiums	$760	$733	4
Fee revenues	1	1	0
Total revenues	761	734	4
Loss and loss expenses from:
Current accident year before catastrophe losses	468	449	4
Current accident year catastrophe losses	30	39	(23)
Prior accident years before catastrophe losses	(24)	(5)	(380)
Prior accident years catastrophe losses	(5)	(9)	44
Loss and loss expenses	469	474	(1)
Underwriting expenses	242	234	3
Underwriting profit	$50	$26	92

Ratios as a percent of earned premiums:			Pt. Change
Current accident year before catastrophe losses	61.5%	61.3%	0.2
Current accident year catastrophe losses	4.0	5.3	(1.3)
Prior accident years before catastrophe losses	(3.2)	(0.6)	(2.6)
Prior accident years catastrophe losses	(0.6)	(1.3)	0.7
Loss and loss expenses	61.7	64.7	(3.0)
Underwriting expenses	31.9	31.9	0.0
Combined ratio	93.6%	96.6%	(3.0)

Combined ratio	93.6%	96.6%	(3.0)
Contribution from catastrophe losses and prior years reserve development	0.2	3.4	(3.2)
Combined ratio before catastrophe losses and prior years reserve development	93.4%	93.2%	0.2

Cincinnati Financial Corporation First-Quarter 2016 10-Q

Overview
Performance highlights for the commercial lines segment include:

•
Premiums – Earned premiums and net written premiums for the commercial lines segment grew during the first three months of 2016, largely due to renewal premium growth that continued to reflect price increases and a higher level of insured exposures. Higher new business written premiums for the first quarter of 2016 also contributed to growth. The table below analyzes the primary components of premiums. We continue using predictive analytics tools to improve pricing precision and segmentation while also leveraging our local relationships with agents through the efforts of our teams that work closely with them. We seek to maintain appropriate pricing discipline for both new and renewal business as our agents and underwriters assess account quality to make careful decisions on a case-by-case basis whether to write or renew a policy.

Agency renewal written premiums rose 4 percent for the three months ended March 31, 2016, reflecting price increases and improving economic conditions. During the first quarter of 2016, our overall standard commercial lines policies continued to average estimated renewal price increases at percentages in the low-single-digit range, similar to the fourth quarter of 2015. We continue to segment commercial lines policies, emphasizing identification and retention of policies we believe have relatively stronger pricing. Conversely, we have been seeking stricter renewal terms and conditions on policies we believe have relatively weaker pricing, in turn retaining fewer of those policies. As a result, the average change in commercial lines renewal pricing was somewhat lower than in 2015. We measure average changes in commercial lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for the respective policies.
Our average overall commercial lines renewal pricing change includes the impact of flat pricing of certain coverages within package policies written for a three-year term that were in force but did not expire during the period being measured. Therefore, the change in average commercial lines renewal pricing we report reflects a blend of three-year policies that did not expire and other policies that did expire during the measurement period. For commercial lines policies that did expire and were then renewed during the first quarter of 2016, we estimate that our average percentage price increase for both commercial auto and commercial property were in the mid-single-digit range. The estimated average percentage price change for our commercial casualty line of business was an increase in the low-single-digit range, and for workers’ compensation it was a decrease in the low-single-digit range.
Renewal premiums for our commercial casualty and workers’ compensation lines include the results of policy audits that adjust initial premium amounts based on differences between estimated and actual sales or payroll related to a specific policy. Audits completed during the first three months of 2016 contributed $21 million to net written premiums. Audits contributed $3 million of the $44 million net increase in net written premiums for the first three months of 2016, compared with the same period a year ago. The $27 million increase in earned premiums during the first three months of 2016, compared with 2015, included an increase from audit premiums of $2 million.
New business written premiums for commercial lines increased $8 million during the first quarter of 2016, compared with the same period last year. During the first quarter of 2016, new business written premiums grew for each major line of business in our commercial lines segment. Trend analysis for year-over-year comparisons of individual quarters are more difficult to assess for commercial lines new business written premiums, due to inherent variability. That variability is often driven by larger policies with annual premiums greater than $100,000.
Other written premiums include premiums ceded to reinsurers as part of our ceded reinsurance program. A decrease in ceded premiums contributed $2 million to net written premium growth for the first quarter of 2016, compared with the same period of 2015.

Cincinnati Financial Corporation First-Quarter 2016 10-Q

Commercial Lines Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2016	2015	% Change
Agency renewal written premiums	$758	$730	4
Agency new business written premiums	87	79	10
Other written premiums	(18)	(26)	31
Net written premiums	827	783	6
Unearned premium change	(67)	(50)	(34)
Earned premiums	$760	$733	4

•
Combined ratio – The commercial lines combined ratio improved for the three months ended March 31, 2016, compared with the same period of 2015, largely due to more favorable reserve development on prior accident years before catastrophe losses. The three-month 2016 period also benefited from weather-related natural catastrophe losses and loss expenses that were 0.6 percentage points lower.

Catastrophe losses and loss expenses accounted for 3.4 percentage points of the combined ratio for the first three months of 2016, compared with 4.0 percentage points for the same period a year ago. The 10-year annual average for that catastrophe measure through 2015 for the commercial lines segment was 4.4 percentage points, and the five-year annual average was 5.6 percentage points.
The net effect of reserve development on prior accident years during the first three months of 2016 was favorable for commercial lines overall by $29 million compared with $14 million for the same period in 2015. For the three months ended March 31, 2016, our workers’ compensation line of business was the largest contributor to the total commercial lines net favorable reserve development on prior accident years, followed by our other commercial lines of business, which was largely attributable to director and officer liability insurance. Those contributions were partially offset by unfavorable development for our commercial auto line of business. The net favorable reserve development recognized during the first three months of 2016 for commercial lines was distributed mainly between accident years 2015 and 2014, and was primarily due to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2015 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 46.
The first-quarter 2016 commercial lines underwriting expense ratio matched the first quarter of 2015. Higher agency profit-sharing commissions were offset by the favorable effects of higher earned premiums and ongoing expense management efforts.
Underwriting results and related measures for the combined ratio are summarized in the first table of Commercial Lines Insurance Results. The tables and discussion below provide additional details for certain primary drivers of underwriting results.

Cincinnati Financial Corporation First-Quarter 2016 10-Q

Commercial Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended March 31,
	2016	2015	% Change
Current accident year losses greater than $5,000,000	$—	$12	nm
Current accident year losses $1,000,000-$5,000,000	36	24	50
Large loss prior accident year reserve development	(1)	15	nm
Total large losses incurred	35	51	(31)
Losses incurred but not reported	64	31	106
Other losses excluding catastrophe losses	255	272	(6)
Catastrophe losses	25	29	(14)
Total losses incurred	$379	$383	(1)

Ratios as a percent of earned premiums:			Pt. Change
Current accident year losses greater than $5,000,000	—%	1.6%	(1.6)
Current accident year losses $1,000,000-5,000,000	4.8	3.3	1.5
Large loss prior accident year reserve development	(0.2)	2.0	(2.2)
Total large loss ratio	4.6	6.9	(2.3)
Losses incurred but not reported	8.4	4.3	4.1
Other losses excluding catastrophe losses	33.6	37.1	(3.5)
Catastrophe losses	3.3	4.0	(0.7)
Total loss ratio	49.9%	52.3%	(2.4)

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The first-quarter 2016 commercial lines total large losses incurred of $35 million, net of reinsurance, were lower than both the quarterly average of $42 million during 2015 and the $51 million total large losses incurred for the first quarter of 2015. The ratio for these large losses was 2.3 percentage points lower compared with last year’s first-quarter ratio. We believe results for the three-month period largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

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

Cincinnati Financial Corporation First-Quarter 2016 10-Q

(Dollars in millions)	Three months ended March 31,
	2016	2015	% Change
Commercial casualty:
Written premiums	$285	$266	7
Earned premiums	257	244	5
Current accident year before catastrophe losses	60.2%	59.2%
Current accident year catastrophe losses	—	—
Prior accident years before catastrophe losses	(1.2)	1.1
Prior accident years catastrophe losses	—	—
Total loss and loss expenses ratio	59.0%	60.3%
Commercial property:
Written premiums	$225	$206	9
Earned premiums	214	196	9
Current accident year before catastrophe losses	51.4%	53.6%
Current accident year catastrophe losses	13.6	16.7
Prior accident years before catastrophe losses	(1.7)	(1.9)
Prior accident years catastrophe losses	(2.2)	(3.8)
Total loss and loss expenses ratio	61.1%	64.6%
Commercial auto:
Written premiums	$158	$149	6
Earned premiums	144	136	6
Current accident year before catastrophe losses	77.5%	72.3%
Current accident year catastrophe losses	0.6	—
Prior accident years before catastrophe losses	5.7	8.6
Prior accident years catastrophe losses	(0.1)	(0.1)
Total loss and loss expenses ratio	83.7%	80.8%
Workers' compensation:
Written premiums	$105	$104	1
Earned premiums	89	93	(4)
Current accident year before catastrophe losses	73.3%	71.5%
Current accident year catastrophe losses	—	—
Prior accident years before catastrophe losses	(14.5)	(16.1)
Prior accident years catastrophe losses	—	—
Total loss and loss expenses ratio	58.8%	55.4%
Other commercial lines:
Written premiums	$54	$58	(7)
Earned premiums	56	64	(13)
Current accident year before catastrophe losses	46.3%	54.4%
Current accident year catastrophe losses	0.6	9.7
Prior accident years before catastrophe losses	(22.9)	(0.2)
Prior accident years catastrophe losses	0.2	(2.6)
Total loss and loss expenses ratio	24.2%	61.3%

As discussed above, the loss and loss expenses ratio component of the combined ratio is an important measure of underwriting profit and performance. Catastrophe losses are volatile and can distort short-term profitability trends, particularly for certain lines of business. Development of loss and loss expense reserves on prior accident years can also distort trends in measures of profitability for recently written business. To illustrate these effects, we separate their impact on the ratios shown in the table above. For the three months ended March 31, 2016, the commercial line of business with the most significant profitability challenge was commercial auto. For the first three months of 2016, our commercial auto policies experienced average renewal price percentage increases in the mid-single-digit range, which we believe will help improve profitability in future quarters. We further discuss current initiatives for commercial auto in the Highlights of Our Strategy and Supporting Initiatives section of this quarterly report and in our 2015 Annual Report on Form 10-K, Item 7, Commercial Lines of Business Analysis, Page 67.

Cincinnati Financial Corporation First-Quarter 2016 10-Q

PERSONAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended March 31,
	2016	2015	% Change
Earned premiums	$283	$268	6
Fee revenues	1	1	0
Total revenues	284	269	6
Loss and loss expenses from:
Current accident year before catastrophe losses	180	179	1
Current accident year catastrophe losses	11	15	(27)
Prior accident years before catastrophe losses	(16)	(1)	nm
Prior accident years catastrophe losses	(2)	(2)	0
Loss and loss expenses	173	191	(9)
Underwriting expenses	83	81	2
Underwriting profit (loss)	$28	$(3)	nm

Ratios as a percent of earned premiums:			Pt. Change
Current accident year before catastrophe losses	63.5%	66.8%	(3.3)
Current accident year catastrophe losses	3.8	5.6	(1.8)
Prior accident years before catastrophe losses	(5.6)	(0.7)	(4.9)
Prior accident years catastrophe losses	(0.8)	(0.7)	(0.1)
Loss and loss expenses	60.9	71.0	(10.1)
Underwriting expenses	29.2	30.4	(1.2)
Combined ratio	90.1%	101.4%	(11.3)

Combined ratio	90.1%	101.4%	(11.3)
Contribution from catastrophe losses and prior years reserve development	(2.6)	4.2	(6.8)
Combined ratio before catastrophe losses and prior years reserve development	92.7%	97.2%	(4.5)

Overview
Performance highlights for the personal lines segment include:

•
Premiums – Personal lines earned premiums and net written premiums for the first quarter of 2016 continued to grow, primarily due to rising renewal written premiums. Price increases and a steady, high level of policy retention contributed to premium growth. The table below analyzes the primary components of premiums.

Agency renewal written premiums increased 6 percent for the first three months of 2016, largely reflecting rate increases. We estimate that premium rates for our personal auto line of business increased at average percentages in the mid-single-digit range during the first three months of 2016, higher than in the fourth quarter of 2015. For our homeowner line of business, we estimate that rate increases for the first three months of 2016 also averaged a percentage in the mid-single-digit range. For both our personal auto and homeowner lines of business, some individual policies experienced lower or higher rate changes based on enhanced pricing precision enabled by predictive models.
Personal lines new business written premiums increased approximately $1 million or 4 percent for the first three months of 2016, compared with the same period of 2015. Most of that growth came from high net worth clients of our agencies. First-quarter 2016 personal lines new business written premiums from high net worth policies totaled approximately $5 million.
Other written premiums include premiums ceded to reinsurers as part of our ceded reinsurance program. A decrease in ceded premiums contributed less than $1 million to net written premium growth for the first three months of 2016, compared with the same period of 2015.
We continue to implement strategies discussed in our 2015 Annual Report on Form 10-K, Item 1, Strategic Initiatives, Page 12, to enhance our responsiveness to marketplace changes and to help achieve our long-term objectives for personal lines growth and profitability. These strategies include initiatives to more profitably underwrite personal auto policies.

Cincinnati Financial Corporation First-Quarter 2016 10-Q

Personal Lines Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2016	2015	% Change
Agency renewal written premiums	$236	$223	6
Agency new business written premiums	25	24	4
Other written premiums	(5)	(6)	17
Net written premiums	256	241	6
Unearned premium change	27	27	0
Earned premiums	$283	$268	6

•
Combined ratio – Our personal lines combined ratio improved by 11.3 percentage points for the three months ended March 31, 2016, compared with the same period of 2015, including 1.9 points from lower weather-related natural catastrophe losses and loss expenses. The first-quarter 2016 combined ratio included a higher amount of favorable reserve development on prior accident years, compared with the same quarter of 2015, improving the combined ratio before catastrophe effects by 4.9 percentage points.

In addition to the average rate increases discussed above, we continue to refine our pricing to better match premiums to the risk of loss on individual policies. The results of improved pricing precision and broad-based rate increases are expected to help position the combined ratio at a profitable level over the long term. In addition, greater geographic diversification is expected to reduce the volatility of homeowner loss ratios attributable to weather-related catastrophe losses over time.
Catastrophe losses and loss expenses accounted for 3.0 percentage points of the combined ratio for the three months ended March 31, 2016, compared with 4.9 percentage points for the same period last year. The 10-year annual average catastrophe loss ratio through 2015 for the personal lines segment was 10.9 percentage points, and the five-year annual average was 11.4 percentage points.
Personal lines net reserve development on prior accident years was a favorable $18 million for the first three months of 2016, split almost evenly between our personal auto and homeowner lines of business. The total was $15 million more favorable than the same period of 2015 and included a refinement to reserves for loss expenses. The refinement transferred approximately $10 million of reserves, primarily for our personal auto line of business, to various lines of business in our commercial lines segment. For losses only, our first-quarter 2016 personal auto prior accident year net reserve development was unfavorable by $1 million. In the first three months of 2016, our personal lines net favorable reserve development was attributable primarily to accident year 2015. Reserve estimates are inherently uncertain as described in our 2015 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 46.
The underwriting expense ratio decreased 1.2 percentage points for the first quarter of 2016, compared with the same period of 2015. The decrease reflects an unusually high ratio in first-quarter 2015 from changes in estimates related to allocations of deferred acquisition costs by segment.

Cincinnati Financial Corporation First-Quarter 2016 10-Q

Personal Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended March 31,
	2016	2015	% Change
Current accident year losses greater than $5,000,000	$—	$—	nm
Current accident year losses $1,000,000-$5,000,000	6	12	(50)
Large loss prior accident year reserve development	1	—	nm
Total large losses incurred	7	12	(42)
Losses incurred but not reported	11	7	57
Other losses excluding catastrophe losses	133	134	(1)
Catastrophe losses	8	13	(38)
Total losses incurred	$159	$166	(4)

Ratios as a percent of earned premiums:			Pt. Change
Current accident year losses greater than $5,000,000	—%	—%	0.0
Current accident year losses $1,000,000-$5,000,000	1.9	4.5	(2.6)
Large loss prior accident year reserve development	0.5	—	0.5
Total large loss ratio	2.4	4.5	(2.1)
Losses incurred but not reported	3.8	2.7	1.1
Other losses excluding catastrophe losses	47.1	49.9	(2.8)
Catastrophe losses	2.9	4.9	(2.0)
Total loss ratio	56.2%	62.0%	(5.8)

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the first quarter of 2016, the personal lines total large loss ratio, net of reinsurance, was 2.1 percentage points lower than last year’s first quarter. We believe results for the three-month period largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation First-Quarter 2016 10-Q

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

(Dollars in millions)	Three months ended March 31,
	2016	2015	% Change
Personal auto:
Written premiums	$123	$114	8
Earned premiums	131	123	7
Current accident year before catastrophe losses	79.1%	81.6%
Current accident year catastrophe losses	1.0	0.2
Prior accident years before catastrophe losses	(6.3)	3.0
Prior accident years catastrophe losses	(0.3)	(0.2)
Total loss and loss expenses ratio	73.5%	84.6%
Homeowner:
Written premiums	$103	$98	5
Earned premiums	119	114	4
Current accident year before catastrophe losses	51.5%	55.5%
Current accident year catastrophe losses	6.4	12.3
Prior accident years before catastrophe losses	(5.2)	(5.1)
Prior accident years catastrophe losses	(1.6)	(1.2)
Total loss and loss expenses ratio	51.1%	61.5%
Other personal:
Written premiums	$30	$29	3
Earned premiums	33	31	6
Current accident year before catastrophe losses	44.2%	49.6%
Current accident year catastrophe losses	5.8	2.8
Prior accident years before catastrophe losses	(4.6)	1.1
Prior accident years catastrophe losses	0.3	(0.8)
Total loss and loss expenses ratio	45.7%	52.7%

As discussed above, the loss and loss expenses ratio component of the combined ratio is an important measure of underwriting profit and performance. Catastrophe losses are volatile and can distort short-term profitability trends, particularly for certain lines of business. Development of loss and loss expense reserves on prior accident years can also distort trends in measures of profitability for recently written business. To illustrate these effects, we separate their impact on the ratios shown in the table above. For the three months ended March 31, 2016, the line of business in our personal lines insurance segment with the most significant profitability challenge was personal auto. During the first three months of 2016, premium rate increases that allow for more pricing precision on our personal auto policies continued to be implemented at average percentages in the mid-single-digit range. We continue to work toward greater pricing precision in addition to broad-based rate increases to help improve profitability over the long term.

Cincinnati Financial Corporation First-Quarter 2016 10-Q

EXCESS AND SURPLUS LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended March 31,
	2016	2015	% Change
Earned premiums	$43	$40	8
Loss and loss expenses from:
Current accident year before catastrophe losses	27	29	(7)
Current accident year catastrophe losses	—	—	nm
Prior accident years before catastrophe losses	(14)	(5)	(180)
Prior accident years catastrophe losses	—	—	nm
Loss and loss expenses	13	24	(46)
Underwriting expenses	13	12	8
Underwriting profit	$17	$4	325

Ratios as a percent of earned premiums:			Pt. Change
Current accident year before catastrophe losses	63.1%	72.1%	(9.0)
Current accident year catastrophe losses	0.4	1.2	(0.8)
Prior accident years before catastrophe losses	(31.6)	(13.6)	(18.0)
Prior accident years catastrophe losses	(0.2)	(0.3)	0.1
Loss and loss expenses	31.7	59.4	(27.7)
Underwriting expenses	29.4	28.9	0.5
Combined ratio	61.1%	88.3%	(27.2)

Combined ratio	61.1%	88.3%	(27.2)
Contribution from catastrophe losses and prior years reserve development	(31.4)	(12.7)	(18.7)
Combined ratio before catastrophe losses and prior years reserve development	92.5%	101.0%	(8.5)

 Overview
Performance highlights for the excess and surplus lines segment include:

•	Premiums – Excess and surplus lines net written premiums continued to grow during the first three months of 2016. Growth in renewal written premiums was the main contributor to the increase.
Renewal written premiums rose 13 percent for the three months ended March 31, 2016, compared with the same period of 2015, reflecting the opportunity to renew many accounts for the first time, as well as higher renewal pricing. March 2016 marked the 67th consecutive month of positive average price changes for the excess and surplus lines segment of our property casualty business. For the first three months of 2016, excess and surplus lines policy renewals experienced estimated average percentage price increases near the high end of the low-single-digit range. We measure average changes in excess and surplus lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies.
New business written premiums produced by agencies rose by an immaterial amount for the first three months of 2016, compared with the same period of 2015, reflecting careful underwriting in a highly competitive market. Some of what we report as new business came from accounts that were not new to our agents. We believe our agents’ seasoned accounts tend to be priced more accurately than business that may be less familiar to them.

Cincinnati Financial Corporation First-Quarter 2016 10-Q

Excess and Surplus Lines Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2016	2015	% Change
Agency renewal written premiums	$34	$30	13
Agency new business written premiums	13	13	0
Other written premiums	(2)	(1)	(100)
Net written premiums	45	42	7
Unearned premium change	(2)	(2)	0
Earned premiums	$43	$40	8

•
Combined ratio – The excess and surplus lines combined ratio improved for the first quarter of 2016 by 27.2 percentage points compared with the same period of 2015, reflecting lower ratios for current accident year losses and loss expenses before catastrophe losses and more favorable reserve development on prior accident years before catastrophe losses.

Catastrophe losses and loss expenses accounted for 0.2 percentage points of the combined ratio for the three months ended March 31, 2016, compared with 0.9 percentage points for the same period of 2015.
Excess and surplus lines net favorable reserve development on prior accident years as a ratio to earned premiums was 31.8 percent for the first three months of 2016, compared with 13.9 percent for the same period of 2015. The net favorable reserve development recognized during the first three months of 2016 was distributed almost evenly among accident years 2015, 2014 and 2013. It was due primarily to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2015 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 46.
The underwriting expense ratio for the first three months of 2016 increased compared with the same period of 2015, as higher profit-sharing commissions for agencies offset the favorable effects of higher earned premiums and ongoing expense management efforts.

Excess and Surplus Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended March 31,
	2016	2015	% Change
Current accident year losses greater than $5,000,000	$—	$—	nm
Current accident year losses $1,000,000-$5,000,000	—	1	(100)
Large loss prior accident year reserve development	—	—	nm
Total large losses incurred	—	1	(100)
Losses incurred but not reported	(2)	5	nm
Other losses excluding catastrophe losses	9	12	(25)
Catastrophe losses	—	—	nm
Total losses incurred	$7	$18	(61)

Ratios as a percent of earned premiums:			Pt. Change
Current accident year losses greater than $5,000,000	—%	—%	0.0
Current accident year losses $1,000,000-$5,000,000	—	2.5	(2.5)
Large loss prior accident year reserve development	(0.4)	—	(0.4)
Total large loss ratio	(0.4)	2.5	(2.9)
Losses incurred but not reported	(5.4)	11.8	(17.2)
Other losses excluding catastrophe losses	20.8	29.9	(9.1)
Catastrophe losses	0.1	0.8	(0.7)
Total loss ratio	15.1%	45.0%	(29.9)

Cincinnati Financial Corporation First-Quarter 2016 10-Q

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the first quarter of 2016, the excess and surplus lines total ratio for large losses, net of reinsurance, was 2.9 percentage points lower compared with last year’s first quarter. We believe results for the three-month period ended March 31, 2016, largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

LIFE INSURANCE RESULTS

(Dollars in millions)	Three months ended March 31,
	2016	2015	% Change
Earned premiums	$58	$53	9
Separate account investment management fees	1	1	0
Total revenues	59	54	9
Contract holders' benefits incurred	63	60	5
Investment interest credited to contract holders'	(22)	(21)	(5)
Underwriting expenses incurred	19	18	6
Total benefits and expenses	60	57	5
Life insurance segment loss	$(1)	$(3)	67

Overview
Performance highlights for the life insurance segment include:

•	Revenues – Revenues increased for the three months ended March 31, 2016, primarily due to higher earned premiums from term insurance products.
Net in-force life insurance policy face amounts increased to $53.573 billion at March 31, 2016, from $52.735 billion at year-end 2015.
Fixed annuity deposits received for the three months ended March 31, 2016, were $12 million compared with $8 million for same period of 2015. Fixed annuity deposits have a minimal impact to earned premiums because deposits received are initially recorded as liabilities. Profit is earned over time by way of interest-rate spreads. We do not write variable or equity-indexed annuities.

Life Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2016	2015	% Change
Term life insurance	$37	$34	9
Universal life insurance	11	10	10
Other life insurance, annuity and disability income products	10	9	11
Net earned premiums	$58	$53	9

•
Profitability – Our life insurance segment typically reports a small profit or loss on a GAAP basis because profits from investment income spreads are included in our investment segment results. We include only investment income credited to contract holders (including interest assumed in life insurance policy reserve calculations) in our life insurance segment results. A loss of $1 million for our life insurance segment in the first three months of 2016, compared with a loss of $3 million for the same period of 2015, was largely due to increased premium revenues in 2016.

Life segment benefits and expenses consist principally of contract holders’ (policyholders’) benefits incurred related to traditional life and interest-sensitive products and operating expenses incurred, net of deferred acquisition costs. Total benefits increased in the first three months of 2016. Mortality results increased from the same period of 2015 but were slightly less than our 2016 projections.

Cincinnati Financial Corporation First-Quarter 2016 10-Q

Operating expenses for the first three months of 2016 increased slightly compared with the same period a year ago. For the first three months of both 2016 and 2015, unlocking of interest rate and other actuarial assumptions decreased the amount of expenses deferred to future periods, increasing operating expenses. The amount of expenses deferred to future periods was more significant in 2015.
Pretax earnings for the first three months of 2016 were reduced by $1 million due to unlocking of interest rates and other actuarial assumptions. For the comparable period of 2015, the effect of unlocking reduced pretax earnings by $2 million.
We recognize that assets under management, capital appreciation and investment income are integral to evaluating the success of the life insurance segment because of the long duration of life products. On a basis that includes investment income and realized gains or losses from life-insurance-related invested assets, the life insurance company reported a net profit of $10 million in the three months ended March 31, 2016, compared with a net profit of $8 million for the same period of 2015. The life insurance company portfolio had net after-tax realized investment gains of less than $1 million for the three months ended March 31, 2016, and for the same period in 2015.

Cincinnati Financial Corporation First-Quarter 2016 10-Q

INVESTMENTS RESULTS

Overview
The investments segment contributes investment income and realized gains and losses to results of operations. Investments traditionally are our primary source of pretax and after-tax profits.

Investment Income
Pretax investment income increased 4 percent for the first quarter of 2016, compared with the same period of 2015. Interest income rose due to net purchases of fixed-maturity securities that offset the continuing effects of the low interest rate environment. Higher dividend income reflected rising dividend rates and net purchases of equity securities.

Investments Results

(Dollars in millions)	Three months ended March 31,
	2016	2015	% Change
Total investment income, net of expenses	$145	$139	4
Investment interest credited to contract holders'	(22)	(21)	(5)
Realized investment gains, net	61	47	30
Investments profit, pretax	$184	$165	12

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

(Dollars in millions)
At March 31, 2016	% Yield	Principal redemptions
Fixed-maturity yield profile:
Expected to mature during the remainder of 2016	4.40%	$497
Expected to mature during 2017	4.76	642
Expected to mature during 2018	5.77	976
Average yield and total expected redemptions from the remainder of 2016 through 2018	5.15	$2,115

The table below shows the average pretax yield-to-amortized cost for fixed-maturity securities acquired during the periods indicated. The average yield of 4.65 percent for the first three months of 2016 was lower than the 4.70 percent average yield to amortized cost of the fixed-maturity securities portfolio at the end of 2015.

	Three months ended March 31,
	2016	2015
Average pretax yield-to-amortized cost on new fixed-maturities:
Acquired taxable fixed-maturities	4.77%	4.34%
Acquired tax-exempt fixed-maturities	3.03	3.13
Average total fixed-maturities acquired	4.12	3.84

While our bond portfolio more than covers our insurance reserve liabilities, we believe our diversified common stock portfolio of mainly blue chip, dividend-paying companies represents one of our best investment opportunities for the long term. In our 2015 Annual Report on Form 10-K, Item 1, Investments Segment, Page 21, and Item 7, Investments Outlook, Page 88, we discussed our portfolio strategies. We discuss risks related to our investment

Cincinnati Financial Corporation First-Quarter 2016 10-Q

income and our fixed-maturity and equity investment portfolios in this quarterly report Item 3, Quantitative and Qualitative Disclosures About Market Risk.

The table below provides details about investment income. Average yields in this table are based on the average invested asset and cash amounts indicated in the table, using fixed-maturity securities valued at amortized cost and all other securities at fair value.

(Dollars in millions)	Three months ended March 31,
	2016	2015	% Change
Investment income:
Interest	$109	$105	4
Dividends	37	36	3
Other	1	—	nm
Less investment expenses	2	2	0
Investment income, pretax	145	139	4
Less income taxes	35	33	6
Total investment income, after-tax	$110	$106	4

Investment returns:
Effective tax rate	23.8%	23.6%
Average invested assets plus cash and cash equivalents	$14,851	$14,435
Average yield pretax	3.91%	3.85%
Average yield after-tax	2.96	2.94

Fixed-maturity returns:
Effective tax rate	27.3%	27.0%
Average amortized cost	$9,383	$8,929
Average yield pretax	4.65%	4.70%
Average yield after-tax	3.38	3.43

Net Realized Gains and Losses
We reported net realized investment gains of $61 million for the three months ended March 31, 2016, compared with $47 million for the first quarter of 2015. Substantially all of the first-quarter 2016 amount was from sales of various common and preferred stock holdings, compared with $43 million for the same period of 2015.

Investment gains or losses are recognized upon the sales of investments or as otherwise required under GAAP. The timing of realized gains or losses from sales can have a material effect on results in any quarter. However, such gains or losses usually have little, if any, effect on total shareholders’ equity because most equity and fixed-maturity investments are carried at fair value, with the unrealized gain or loss included as a component of accumulated other comprehensive income (AOCI). Accounting requirements for other-than-temporary impairment (OTTI) charges for the fixed-maturity portfolio are disclosed in our 2015 Annual Report on Form 10-K, Item 8, Note 1, Summary of Significant Accounting Policies, Page 123.

Of the 3,191 securities in the portfolio, four fixed-maturity securities with a fair value of $9 million were trading below 70 percent of amortized cost at March 31, 2016, and accounted for $5 million in unrealized losses. Our asset impairment committee regularly monitors the portfolio, including a quarterly review of the entire portfolio for potential OTTI charges. We believe that if the improving liquidity in the markets were to reverse or the economic recovery were to significantly stall, we could experience declines in portfolio values and possibly additional OTTI charges.

Cincinnati Financial Corporation First-Quarter 2016 10-Q

The table below provides additional detail for OTTI charges:

(Dollars in millions)	Three months ended March 31,
	2016	2015
Fixed maturities:
Utilities	$2	$—
Total fixed maturities	2	—
Total	$2	$—

OTHER
We report as Other the noninvestment operations of the parent company and a noninsurance subsidiary, CFC Investment Company. We also report as Other the underwriting results of Cincinnati Re, our reinsurance assumed operation, including earned premiums, loss and loss expenses and underwriting expenses.

Total revenues for the first three months of 2016 for our Other operations increased, compared with 2015, primarily due to earned premiums from Cincinnati Re. Total expenses for Other also increased for the first three months of 2016, primarily due to losses and loss expenses and underwriting expenses from Cincinnati Re.

Other loss in the table below represents losses before income taxes. The net result of Cincinnati Re for the first three months of 2016 was a small profit. For both periods shown, Other loss was largely driven by interest expense from debt of the parent company.

(Dollars in millions)	Three months ended March 31,
	2016	2015	% Change
Interest and fees on loans and leases	$1	$2	(50)
Earned premiums	10	—	nm
Total revenues	11	2	450
Interest expense	13	13	0
Loss and loss expenses	6	—	nm
Underwriting expenses	3	—	nm
Operating expenses	2	4	(50)
Total expenses	24	17	41
Other loss	$(13)	$(15)	(13)

TAXES
We had $77 million of income tax expense for the three months ended March 31, 2016, compared with $46 million for the same period of 2015. The effective tax rates for the three months ended March 31, 2016, was 29.1 percent compared with 26.4 percent for the same period last year. The change in our effective tax rate was primarily due to changes in pretax income from underwriting results and realized investment gains and losses, with small changes in the amount of permanent book-tax differences.

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

Cincinnati Financial Corporation First-Quarter 2016 10-Q

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2016, shareholders’ equity was $6.735 billion compared with $6.427 billion at December 31, 2015. Total debt was $821 million at March 31, 2016, matching December 31, 2015. At March 31, 2016, cash and cash equivalents totaled $613 million compared with $544 million at December 31, 2015.

SOURCES OF LIQUIDITY

Subsidiary Dividends
Our lead insurance subsidiary declared dividends of $100 million to the parent company in the first quarter of 2016, matching the same period of 2015. For full-year 2015, subsidiary dividends declared totaled $447 million. State of Ohio regulatory requirements restrict the dividends our insurance subsidiary can pay. For full-year 2016, total dividends that our insurance subsidiary could pay to our parent company without regulatory approval are approximately $534 million.

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

See our 2015 Annual Report on Form 10-K, Item 1, Investments Segment, Page 21, for a discussion of our historic investment strategy, portfolio allocation and quality.

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

The table below shows a summary of operating cash flow for property casualty insurance (direct method):

(Dollars in millions)	Three months ended March 31,
	2016	2015	% Change
Premiums collected	$1,164	$1,087	7
Loss and loss expenses paid	(562)	(546)	(3)
Commissions and other underwriting expenses paid	(442)	(413)	(7)
Cash flow from underwriting	160	128	25
Investment income received	102	95	7
Cash flow from operations	$262	$223	17

Collected premiums for property casualty insurance rose $77 million during the first three months of 2016, compared with the same period in 2015. Loss and loss expenses paid increased $16 million, including a $2 million increase for catastrophe losses and loss expenses. Commissions and other underwriting expenses paid rose $29 million, primarily due to higher commissions paid to agencies, reflecting the increase in collected premiums.

We discuss our future obligations for claims payments and for underwriting expenses in our 2015 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 93, and Other Commitments also on Page 93.

Cincinnati Financial Corporation First-Quarter 2016 10-Q

Capital Resources
At March 31, 2016, our debt-to-total-capital ratio was 10.9 percent, with $786 million in long-term debt and $35 million in borrowing on our revolving short-term line of credit. That line of credit also had a $35 million balance at December 31, 2015. At March 31, 2016, $190 million was available for future cash management needs. Based on our capital requirements at March 31, 2016, we do not anticipate a material increase in debt levels during the remainder of 2016. As a result, we expect changes in our debt-to-total-capital ratio to continue to be largely a function of the contribution of unrealized investment gains or losses to shareholders’ equity.

We provide details of our three, long-term notes in this quarterly report Item 1, Note 3 – Fair Value Measurements. None of the notes are encumbered by rating triggers.

Four independent ratings firms award insurer financial strength ratings to our property casualty insurance companies and three firms rate our life insurance company. Those firms made no changes to our parent company debt ratings during the first three months of 2016. Our debt ratings are discussed in our 2015 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, Other Sources of Liquidity, Page 91.

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

Contractual Obligations
In our 2015 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 93 we estimated our future contractual obligations as of December 31, 2015. There have been no material changes to our estimates of future contractual obligations since our 2015 Annual Report on Form 10-K.

Other Commitments
In addition to our contractual obligations, we have other property casualty operational commitments.

•
Commissions – Commissions paid were $302 million in the first three months of 2016. Commission payments generally track with written premiums, except for annual profit-sharing commissions typically paid during the first quarter of the year.

•
Other underwriting expenses – Many of our underwriting expenses are not contractual obligations, but reflect the ongoing expenses of our business. Noncommission underwriting expenses paid were $140 million in the first three months of 2016.

•
Technology costs – In addition to contractual obligations for hardware and software, we anticipate capitalizing approximately $5 million in spending for key technology initiatives in 2016. Capitalized development costs related to key technology initiatives were $2 million in the first three months of 2016. These activities are conducted at our discretion, and we have no material contractual obligations for activities planned as part of these projects.

We contributed $5 million to our qualified pension plan during the first three months of 2016. We do not anticipate further contributions to our qualified pension plan during the remainder of 2016.

Cincinnati Financial Corporation First-Quarter 2016 10-Q

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

Uses of Capital
Uses of cash to enhance shareholder return include dividends to shareholders. In January 2016, the board of directors declared a regular quarterly cash dividend of 48 cents per share for an indicated annual rate of $1.92 per share. During the first three months of 2016, we used $74 million to pay cash dividends to shareholders.

PROPERTY CASUALTY INSURANCE RESERVES
For the business lines in the commercial and personal lines insurance segments, and in total for the excess and surplus lines segment, the following table details gross reserves among case, IBNR (incurred but not reported) and loss expense reserves, net of salvage and subrogation reserves. Reserving practices are discussed in our 2015 Annual Report on Form 10-K, Item 7, Property Casualty Insurance Loss and Loss Expense Obligations and Reserves, Page 94.

Total gross reserves at March 31, 2016, increased $90 million compared with December 31, 2015. Case reserves for losses decreased $3 million while IBNR reserves increased by $88 million and total loss expense reserves increased by $5 million. Accounting for most of the total gross increase was the aggregate of our commercial casualty and commercial auto lines of business.

Cincinnati Financial Corporation First-Quarter 2016 10-Q

Property Casualty Gross Reserves

(Dollars in millions)	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
At March 31, 2016	reserves	reserves	reserves	reserves	of total
Commercial lines insurance:
Commercial casualty	$916	$494	$542	$1,952	41.1%
Commercial property	186	47	51	284	6.0
Commercial auto	337	78	93	508	10.7
Workers' compensation	380	557	93	1,030	21.7
Other commercial	125	17	90	232	4.9
Subtotal	1,944	1,193	869	4,006	84.4
Personal lines insurance:
Personal auto	208	—	60	268	5.6
Homeowner	81	16	24	121	2.5
Other personal	50	52	5	107	2.3
Subtotal	339	68	89	496	10.4
Excess and surplus lines	94	78	58	230	4.8
Cincinnati Re	1	17	—	18	0.4
Total	$2,378	$1,356	$1,016	$4,750	100.0%
At December 31, 2015
Commercial lines insurance:
Commercial casualty	$897	$462	$542	$1,901	40.8%
Commercial property	192	28	42	262	5.6
Commercial auto	330	66	89	485	10.4
Workers' compensation	389	549	91	1,029	22.1
Other commercial	139	17	92	248	5.3
Subtotal	1,947	1,122	856	3,925	84.2
Personal lines insurance:
Personal auto	211	(7)	69	273	5.9
Homeowner	80	13	25	118	2.5
Other personal	52	50	5	107	2.3
Subtotal	343	56	99	498	10.7
Excess and surplus lines	91	80	56	227	4.9
Cincinnati Re	—	10	—	10	0.2
Total	$2,381	$1,268	$1,011	$4,660	100.0%

LIFE POLICY AND INVESTMENT CONTRACT RESERVES
Gross life policy and investment contract reserves were $2.601 billion at March 31, 2016, compared with $2.583 billion at year-end 2015, reflecting continued growth in life insurance policies in force. We discuss our life insurance reserving practices in our 2015 Annual Report on Form 10-K, Item 7, Life Insurance Policyholder Obligations and Reserves, Page 101.

Cincinnati Financial Corporation First-Quarter 2016 10-Q

OTHER MATTERS

SIGNIFICANT ACCOUNTING POLICIES
Our significant accounting policies are discussed in our 2015 Annual Report on Form 10-K, Item 8, Note 1, Summary of Significant Accounting Policies, Page 123, and updated in this quarterly report Item 1, Note 1, Accounting Policies.

In conjunction with those discussions, in the Management’s Discussion and Analysis in the 2015 Annual Report on Form 10-K, management reviewed the estimates and assumptions used to develop reported amounts related to the most significant policies. Management discussed the development and selection of those accounting estimates with the audit committee of the board of directors.

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

Our view of potential risks and our sensitivity to such risks is discussed in our 2015 Annual Report on Form 10-K, Item 7a, Quantitative and Qualitative Disclosures About Market Risk, Page 108.

The fair value of our investment portfolio was $14.825 billion at March 31, 2016, up $469 million from year-end 2015, including a $234 million increase in the fixed-maturity portfolio and a $235 million increase in the equity portfolio.

(Dollars in millions)	At March 31, 2016				At December 31, 2015
	Cost or amortized cost	Percent of total	Fair value	Percent of total	Cost or amortized cost	Percent of total	Fair value	Percent of total
Taxable fixed maturities	$6,232	50.1%	$6,503	43.9%	$6,170	50.3%	$6,353	44.3%
Tax-exempt fixed maturities	3,210	25.8	3,381	22.8	3,154	25.7	3,297	23.0
Common equity securities	2,810	22.6	4,720	31.8	2,749	22.4	4,485	31.2
Nonredeemable preferred equity securities	189	1.5	221	1.5	189	1.6	221	1.5
Total	$12,441	100.0%	$14,825	100.0%	$12,262	100.0%	$14,356	100.0%

At March 31, 2016, our consolidated investment portfolio included $54 million of assets for which values are based on prices or valuation techniques that require significant management judgment (Level 3 assets). This represented less than 1 percent of investment portfolio assets measured at fair value. See Item 1, Note 3, Fair Value Measurements, for additional discussion of our valuation techniques. We have generally obtained and evaluated two nonbinding quotes from brokers; then, our investment professionals determined our best estimate of fair value. These investments include private placements, small issues and various thinly traded securities.

In addition to our investment portfolio, the total investments amount reported in our condensed consolidated balance sheets includes Other invested assets. Other invested assets included $30 million of life policy loans plus $34 million of private equity investments at March 31, 2016.

Cincinnati Financial Corporation First-Quarter 2016 10-Q

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

Our investment portfolio had no European sovereign debt holdings at March 31, 2016. On that date, we owned other European-based securities, primarily corporate bonds, totaling $333 million in fair value. The composition of our European-based holdings at March 31, 2016, did not materially change from the $339 million fair value total at year-end 2015. We discussed our European-based holdings in our 2015 Annual Report on Form 10-K, Item 7a, Quantitative and Qualitative Disclosures About Market Risk, Page 108.

In the first three months of 2016, the increase in fair value of our fixed-maturity portfolio was driven by the combination of net purchases of securities and an increase in net unrealized gains reflecting a decrease in interest rates. At March 31, 2016, our fixed-maturity portfolio with an average rating of A2/A was valued at 104.7 percent of its amortized cost, compared with 103.5 percent at December 31, 2015.

At March 31, 2016, our investment-grade and noninvestment-grade fixed-maturity securities represented 90.9 percent and 4.7 percent of the portfolio, respectively. The remaining 4.4 percent represented fixed-maturity securities that were not rated by Moody's or Standard & Poor's.

 Attributes of the fixed-maturity portfolio include:

	At March 31, 2016		At December 31, 2015
Weighted average yield-to-amortized cost	4.66%		4.70%
Weighted average maturity	7.0	yrs	6.9	yrs
Effective duration	4.8	yrs	4.7	yrs

We discuss maturities of our fixed-maturity portfolio in our 2015 Annual Report on Form 10-K, Item 8, Note 2, Investments, Page 130, and in this quarterly report Item 2, Investments Results.

Cincinnati Financial Corporation First-Quarter 2016 10-Q

TAXABLE FIXED MATURITIES
Our taxable fixed-maturity portfolio, with a fair value of $6.503 billion at March 31, 2016, included:

(Dollars in millions)	At March 31, 2016	At December 31, 2015
Investment-grade corporate	$5,167	$5,060
States, municipalities and political subdivisions	322	314
Below investment-grade corporate	457	393
Commercial mortgage-backed	298	289
Government sponsored enterprises	240	278
Foreign government	10	10
Convertibles and bonds with warrants attached	5	5
United States government	4	4
Total	$6,503	$6,353

Our strategy is to buy, and typically hold, fixed-maturity investments to maturity, but we monitor credit profiles and fair value movements when determining holding periods for individual securities. With the exception of United States agency issues that include government-sponsored enterprises, no individual issuer’s securities accounted for more than 0.9 percent of the taxable fixed-maturity portfolio at March 31, 2016. Our investment-grade corporate bonds had an average rating of Baa1 by Moody’s or BBB+ by Standard & Poor’s and represented 79.5 percent of the taxable fixed-maturity portfolio’s fair value at March 31, 2016, including short-term investments, compared with 79.7 percent at year-end 2015.

The heaviest concentration in our investment-grade corporate bond portfolio, based on fair value at March 31, 2016, was the financial-related sectors. It represented 38.6 percent of our investment-grade corporate bond portfolio, compared with 37.9 percent at year-end 2015. At March 31, 2016, the real estate sector, including commercial mortgage-backed securities, accounted for 15.4 percent and the insurance sector accounted for 13.3 percent. No other sector exceeded 10 percent of our investment-grade corporate bond portfolio.

Most of the $322 million of securities issued by states, municipalities and political subdivisions included in our taxable fixed-maturity portfolio at March 31, 2016, were Build America Bonds.

Our taxable fixed-maturity portfolio at March 31, 2016, included $298 million of commercial mortgage-backed securities with an average rating of Aa1/AA.

Cincinnati Financial Corporation First-Quarter 2016 10-Q

TAX-EXEMPT FIXED MATURITIES
At March 31, 2016, we had $3.381 billion of tax-exempt fixed-maturity securities with an average rating of Aa2/AA by Moody’s and Standard & Poor’s. We traditionally have purchased municipal bonds focusing on general obligation and essential services issues, such as water, waste disposal or others. The portfolio is well diversified among more than 1,400 municipal bond issues. No single municipal issuer accounted for more than 0.8 percent of the tax-exempt fixed-maturity portfolio at March 31, 2016.

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

The table below summarizes the effect of hypothetical changes in interest rates on the fair value of the fixed-maturity portfolio:

(Dollars in millions)	Effect from interest rate change in basis points
	-200	-100	-	100	200
At March 31, 2016	$10,867	$10,366	$9,884	$9,407	$8,948
At December 31, 2015	$10,585	$10,112	$9,650	$9,189	$8,748

The effective duration of the fixed-maturity portfolio as of March 31, 2016, was 4.8 years, up from 4.7 years at year-end 2015. The above table is a theoretical presentation showing that an instantaneous, parallel shift in the yield curve of 100 basis points could produce an approximately 4.9 percent change in the fair value of the fixed-maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value are to changes in the general level of interest rates, exclusive of call features. The fair values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.

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

Cincinnati Financial Corporation First-Quarter 2016 10-Q

EQUITY INVESTMENTS
Our equity investments, with a fair value totaling $4.941 billion at March 31, 2016, included $4.720 billion of common stock securities of companies generally with strong indications of paying and growing their dividends. Other criteria we evaluate include increasing sales and earnings, proven management and a favorable outlook. We believe our equity investment style is an appropriate long-term strategy. While our long-term financial position would be affected by prolonged changes in the market valuation of our investments, we believe our strong surplus position and cash flow provide a cushion against short-term fluctuations in valuation. Continued payment of cash dividends by the issuers of our common equity holdings can provide a floor to their valuation.

The table below summarizes the effect of hypothetical changes in market prices on fair value of our equity portfolio.

(Dollars in millions)	Effect from market price change in percent
	-30%	-20%	-10%	—	10%	20%	30%
At March 31, 2016	$3,459	$3,953	$4,447	$4,941	$5,435	$5,929	$6,423
At December 31, 2015	$3,294	$3,765	$4,235	$4,706	$5,177	$5,647	$6,118

At March 31, 2016, Apple Inc. (Nasdaq:AAPL) was our largest single common stock holding with a fair value of $153 million, or 3.2 percent of our publicly traded common stock portfolio and 1.0 percent of the total investment portfolio. Nineteen holdings among eight different sectors each had a fair value greater than $100 million.

Common Stock Portfolio Industry Sector Distribution

	Percent of publicly traded common stock portfolio
	At March 31, 2016		At December 31, 2015
	Cincinnati Financial	S&P 500 Industry Weightings	Cincinnati Financial	S&P 500 Industry Weightings
Sector:
Information technology	18.0%	20.8%	18.4%	20.7%
Industrials	14.5	10.1	14.0	10.0
Financial	13.1	15.6	15.4	16.5
Healthcare	12.2	14.3	12.2	15.1
Consumer discretionary	11.7	12.9	10.6	12.9
Consumer staples	11.2	10.4	11.0	10.1
Energy	7.9	6.8	7.7	6.5
Materials	5.2	2.8	4.9	2.8
Utilities	4.0	3.5	3.8	3.0
Telecomm services	2.2	2.8	2.0	2.4
Total	100.0%	100.0%	100.0%	100.0%

Cincinnati Financial Corporation First-Quarter 2016 10-Q

UNREALIZED INVESTMENT GAINS AND LOSSES
At March 31, 2016, unrealized investment gains before taxes for the consolidated investment portfolio totaled $2.497 billion and unrealized investment losses amounted to $113 million.

The net unrealized investment gains at March 31, 2016, consisted of a pretax net gain position in our fixed-maturity portfolio of $442 million and a net gain position in our equity portfolio of $1.942 billion. The net gain position in our fixed-maturity portfolio decreased in the first three months of 2016 due largely to credit spread widening in our corporate bond portfolio, among other factors. The net gain position for our current fixed-maturity holdings will naturally decline over time as individual securities mature. In addition, changes in interest rates can cause rapid, significant changes in fair values of fixed-maturity securities and the net gain position, as discussed in Quantitative and Qualitative Disclosures About Market Risk. Events or factors such as economic growth or recession can also affect the fair value of our equity securities. The seven largest contributors to our common stock portfolio net gain position were Honeywell International Inc. (NYSE:HON), Exxon Mobil Corporation (NYSE:XOM), The Procter & Gamble Company (NYSE:PG), Blackrock Inc. (NYSE:BLK), Johnson & Johnson (NYSE:JNJ), Hasbro Inc. (Nasdaq:HAS) and Microsoft Corporation (Nasdaq:MSFT), which had a combined net gain position of $597 million.

Unrealized Investment Losses
We expect the number of securities trading below amortized cost to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, amortized costs for some securities are revised through OTTI recognized in prior periods. At March 31, 2016, 261 of the 3,191 securities we owned had fair values below amortized cost, compared with 414 of the 3,163 securities we owned at year-end 2015. The 261 holdings with fair values below cost or amortized cost at March 31, 2016, represented 9.9 percent of fair value of our investment portfolio and $113 million in unrealized losses.

•
213 of the 261 holdings had fair value between 90 percent and 100 percent of amortized cost at March 31, 2016. Thirteen of these 213 holdings are equity securities that may be subject to OTTI charges taken through earnings should they not recover by the recovery dates we determined. The fair value of these 13 equity securities was $184 million, and they accounted for $8 million in unrealized losses. The remaining 200 securities primarily consist of fixed-maturity securities whose current valuation is largely the result of interest rate factors. The fair value of these 200 securities was $877 million, and they accounted for $20 million in unrealized losses.

•
44 of the 261 holdings had fair value between 70 percent and 90 percent of amortized cost at March 31, 2016. Seven of these 44 holdings were equity securities that may be subject to OTTI charges taken through earnings should they not recover by the dates we determined. The fair value of these equity securities was $203 million, and they accounted for $37 million in unrealized losses. We believe the remaining 37 fixed-maturity securities will continue to pay interest and ultimately pay principal upon maturity. The issuers of these 37 securities have strong cash flow to service their debt and meet their contractual obligation to make principal payments. The fair value of these securities was $199 million, and they accounted for $43 million in unrealized losses.

•
Four of the 261 holdings had fair value below 70 percent of amortized cost at March 31, 2016. None of these four holdings were equity securities that may be subject to OTTI charges taken through earnings should they not recover by the dates we determined. We believe the four remaining fixed-maturity securities will continue to pay interest and ultimately pay principal upon maturity. The issuers of these securities have strong cash flows to service their debt and meet their contractual obligation to make principal payments. The fair value of these securities was $9 million, and they accounted for $5 million in unrealized losses.

Cincinnati Financial Corporation First-Quarter 2016 10-Q

The table below reviews fair values and unrealized losses by investment category and by the overall duration of the securities’ continuous unrealized loss position.

(Dollars in millions)	Less than 12 months		12 months or more		Total	Total
	Fair	Unrealized	Fair	Unrealized	fair	unrealized
At March 31, 2016	value	losses	value	losses	value	losses
Fixed maturity securities:
Corporate	$801	$43	$153	$23	$954	$66
States, municipalities and political subdivisions	28	—	4	—	32	—
Commercial mortgage-backed	49	1	2	1	51	2
Government-sponsored enterprises	29	—	19	—	48	—
Subtotal	907	44	178	24	1,085	68
Equity securities:
Common equities	345	44	—	—	345	44
Nonredeemable preferred equities	42	1	—	—	42	1
Subtotal	387	45	—	—	387	45
Total	$1,294	$89	$178	$24	$1,472	$113
At December 31, 2015
Fixed maturity securities:
Corporate	$1,099	$63	$133	$33	$1,232	$96
States, municipalities and political subdivisions	47	1	22	—	69	1
Commercial mortgage-backed	103	2	2	—	105	2
Government-sponsored enterprises	100	2	127	4	227	6
Subtotal	1,349	68	284	37	1,633	105
Equity securities:
Common equities	270	51	—	—	270	51
Nonredeemable preferred equities	35	—	—	—	35	—
Subtotal	305	51	—	—	305	51
Total	$1,654	$119	$284	$37	$1,938	$156

At March 31, 2016, 44 fixed-maturity securities with a total unrealized loss of $24 million had been in an unrealized loss position for 12 months or more. Of that total, two fixed-maturity securities with a fair value of $6 million had a fair value below 70 percent of amortized cost and accounted for $3 million in unrealized losses; 17 fixed-maturity securities with a fair value of $81 million had a fair value from 70 percent to less than 90 percent of amortized cost and accounted for $19 million in unrealized losses; and 25 fixed-maturity securities with a fair value of $91 million had fair values from 90 percent to less than 100 percent of amortized cost and accounted for $2 million in unrealized losses.

At March 31, 2016, no equity securities had been in an unrealized loss position for 12 months or more.

At March 31, 2016, applying our invested asset impairment policy, we determined that the total of $24 million, for securities in an unrealized loss position for 12 months or more in the table above, was not other-than-temporarily impaired.

During the first quarter of 2016, two securities were written down through an impairment charge. OTTI resulted in pretax, noncash charges of $2 million for the three months ended March 31, 2016. During the first three months of 2015, no securities were written down though impairment charges.

During full-year 2015, we wrote down 20 securities and recorded $52 million in OTTI charges. At December 31, 2015, 69 fixed-maturity investments with a total unrealized loss of $37 million had been in an unrealized loss position for 12 months or more. Of that total, five fixed-maturity investments had fair values below 70 percent of amortized cost. There were no equity security investments in an unrealized loss position for 12 months or more as of December 31, 2015.

Cincinnati Financial Corporation First-Quarter 2016 10-Q

The following table summarizes the investment portfolio by severity of decline:

(Dollars in millions)
At March 31, 2016	Number of issues	Cost or amortized cost	Fair value	Gross unrealized gain/loss	Gross investment income
Taxable fixed maturities:
Fair valued below 70% of amortized cost	4	$14	$9	$(5)	$—
Fair valued at 70% to less than 100% of amortized cost	217	1,107	1,044	(63)	13
Fair valued at 100% and above of amortized cost	1,213	5,111	5,450	339	66
Securities sold in current year	—	—	—	—	2
Total	1,434	6,232	6,503	271	81
Tax-exempt fixed maturities:
Fair valued below 70% of amortized cost	—	—	—	—	—
Fair valued at 70% to less than 100% of amortized cost	20	32	32	—	—
Fair valued at 100% and above of amortized cost	1,633	3,178	3,349	171	27
Securities sold in current year	—	—	—	—	1
Total	1,653	3,210	3,381	171	28
Common equities:
Fair valued below 70% of cost	—	—	—	—	—
Fair valued at 70% to less than 100% of cost	14	389	345	(44)	3
Fair valued at 100% and above of cost	55	2,421	4,375	1,954	31
Securities sold in current year	—	—	—	—	—
Total	69	2,810	4,720	1,910	34
Nonredeemable preferred equities:
Fair valued below 70% of cost	—	—	—	—	—
Fair valued at 70% to less than 100% of cost	6	43	42	(1)	1
Fair valued at 100% and above of cost	29	146	179	33	3
Securities sold in current year	—	—	—	—	—
Total	35	189	221	32	4
Portfolio summary:
Fair valued below 70% of cost or amortized cost	4	14	9	(5)	—
Fair valued at 70% to less than 100% of cost or amortized cost	257	1,571	1,463	(108)	17
Fair valued at 100% and above of cost or amortized cost	2,930	10,856	13,353	2,497	127
Investment income on securities sold in current year	—	—	—	—	3
Total	3,191	$12,441	$14,825	$2,384	$147

At December 31, 2015
Portfolio summary:
Fair valued below 70% of cost or amortized cost	9	$76	$47	$(29)	$4
Fair valued at 70% to less than 100% of cost or amortized cost	405	2,018	1,891	(127)	66
Fair valued at 100% and above of cost or amortized cost	2,749	10,168	12,418	2,250	478
Investment income on securities sold in current year	—	—	—	—	30
Total	3,163	$12,262	$14,356	$2,094	$578

See our 2015 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Asset Impairment, Page 50.

Cincinnati Financial Corporation First-Quarter 2016 10-Q

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures – The company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)).

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company’s management, with the participation of the company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of March 31, 2016. Based upon that evaluation, the company’s chief executive officer and chief financial officer concluded that the design and operation of the company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure:

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

Changes in Internal Control over Financial Reporting – During the three months ended March 31, 2016, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information
Item 1.    Legal Proceedings
Neither the company nor any of our subsidiaries are involved in any litigation believed to be material other than ordinary, routine litigation incidental to the nature of our business.

Item 1A.    Risk Factors
Our risk factors have not changed materially since they were described in our 2015 Annual Report on Form 10-K filed February 26, 2016.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any of our shares that were not registered under the Securities Act during the first three months of 2016. The board of directors has authorized share repurchases since 1996. Purchases are expected to be made generally through open market transactions. The board gives management discretion to purchase shares at reasonable prices in light of circumstances at the time of purchase, subject to SEC regulations. On October 24, 2007, the board of directors expanded the existing repurchase authorization to approximately 13 million shares. We have 4,099,493 shares available for purchase under our programs at March 31, 2016.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1-31, 2016	—	—	—	4,099,493
February 1-29, 2016	—	—	—	4,099,493
March 1-31, 2016	—	—	—	4,099,493
Totals	—	—	—

Cincinnati Financial Corporation First-Quarter 2016 10-Q

Item 5.    Other Information
On April 25, 2016, The Cincinnati Insurance Company (CIC), a subsidiary of Cincinnati Financial Corporation, entered into a Continuing Reimbursement Agreement for Letters of Credit (Agreement) with U.S. Bank National Association (Bank). The Agreement is for a new unsecured letter of credit facility that will allow CIC to secure letters of credit totaling up to $25 million. CIC intends to use this facility primarily to support the collateral obligations of its assumed reinsurance operation. The Agreement is a continuing agreement and remains in effect until terminated, amended or replaced, and requires CIC to reimburse Bank on demand for any amounts drawn under a letter of credit issued by Bank pursuant to the terms of the Agreement. The Agreement includes other obligations including but not limited to those that require CIC to reimburse Bank for commissions, taxes and interest. Interest on all amounts due under the Agreement will accrue at the rate set forth in the Amended and Restated Credit Agreement entered into by Cincinnati Financial Corporation as of May 13, 2014, as may be further amended, restated or replaced.

Cincinnati Financial Corporation First-Quarter 2016 10-Q

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
10.1
Annual Incentive Compensation Award agreement granted to Steven J. Johnston on February 12, 2016 (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated February 18, 2016)

10.2
Annual Incentive Compensation Award agreement granted to Jacob F. Scherer, Jr. on February 12, 2016 (incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated February 18, 2016)

10.3
Annual Incentive Compensation Award agreement granted to Michael J. Sewell on February 12, 2016 (incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated February 18, 2016)

10.4
Annual Incentive Compensation Award agreement granted to Martin F. Hollenbeck on February 12, 2016 (incorporated by reference to Exhibit 10.4 filed with the company’s Current Report on Form 8-K dated February 18, 2016)

10.5
Annual Incentive Compensation Award agreement granted to Charles P. Stoneburner II on February 12, 2016 (incorporated by reference to Exhibit 10.5 filed with the company’s Current Report on Form 8-K dated February 18, 2016)

10.6
First Amendment of the Amended and Restated Credit Agreement by and among Cincinnati Financial Corporation, CFC Investment Company, PNC Bank, N.A., as Administrative Agent, PNC Capital Markets, LLC, as Sole Bookrunner and Joint Lead Arranger, Fifth Third Bank, N.A. as Joint Lead Arranger and Syndication Agent, The Huntington National Bank and U.S. Bank, N.A. as Documentation Agents, dated February 8, 2016 (incorporated by reference to the company’s Current Report on Form 8-K dated February 8, 2016)

10.7
Second Amendment of the Amended and Restated Credit Agreement by and among Cincinnati Financial Corporation, CFC Investment Company, PNC Bank, N.A., as Administrative Agent, PNC Capital Markets, LLC, as Sole Bookrunner and Joint Lead Arranger, Fifth Third Bank, N.A. as Joint Lead Arranger and Syndication Agent, The Huntington National Bank and U.S. Bank, N.A. as Documentation Agents, dated March 31, 2016 (incorporated by reference to the company’s Current Report on Form 8-K dated April 4, 2016)

10.8	Continuing Reimbursement Agreement for Letters of Credit by and between U.S. Bank and The Cincinnati Insurance Company, dated April 25, 2016.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Cincinnati Financial Corporation First-Quarter 2016 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINCINNATI FINANCIAL CORPORATION
Date: April 26, 2016

/S/ Eric N. Mathews
Eric N. Mathews, CPCU, AIAF
Vice President, Assistant Secretary and Assistant Treasurer
(Principal Accounting Officer)

Cincinnati Financial Corporation First-Quarter 2016 10-Q