Form 10-Q
period 2016-06-30
CINCINNATI FINANCIAL CORP
filed 2016-07-26
CIK 20286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)
☑        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2016.

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
☐Yes ☑ No

As of July 22, 2016, there were 164,575,858 shares of common stock outstanding.

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2016

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

Part I – Financial Information
Item 1.    Financial Statements (unaudited)

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

(Dollars in millions except per share data)	June 30,	December 31,
	2016	2015
Assets
Investments
Fixed maturities, at fair value (amortized cost: 2016—$9,518; 2015—$9,324)	$10,138	$9,650
Equity securities, at fair value (cost: 2016—$3,189; 2015—$2,938)	5,242	4,706
Other invested assets	79	67
Total investments	15,459	14,423
Cash and cash equivalents	547	544
Investment income receivable	126	129
Finance receivable	58	62
Premiums receivable	1,529	1,431
Reinsurance recoverable	557	542
Prepaid reinsurance premiums	73	54
Deferred policy acquisition costs	624	616
Land, building and equipment, net, for company use (accumulated depreciation: 2016—$367; 2015—$459)	186	185
Other assets	195	154
Separate accounts	797	748
Total assets	$20,151	$18,888

Liabilities
Insurance reserves
Loss and loss expense reserves	$4,970	$4,718
Life policy and investment contract reserves	2,624	2,583
Unearned premiums	2,349	2,201
Other liabilities	743	717
Deferred income tax	844	638
Note payable	28	35
Long-term debt and capital lease obligations	825	821
Separate accounts	797	748
Total liabilities	13,180	12,461

Commitments and contingent liabilities (Note 12)	—	—

Shareholders' Equity
Common stock, par value—$2 per share; (authorized: 2016 and 2015—500 million shares; issued: 2016 and 2015—198.3 million shares)	397	397
Paid-in capital	1,237	1,232
Retained earnings	4,915	4,762
Accumulated other comprehensive income	1,714	1,344
Treasury stock at cost (2016— 33.8 million shares and 2015—34.4 million shares)	(1,292)	(1,308)
Total shareholders' equity	6,971	6,427
Total liabilities and shareholders' equity	$20,151	$18,888

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Income

(Dollars in millions except per share data)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues
Earned premiums	$1,173	$1,111	$2,327	$2,205
Investment income, net of expenses	149	140	294	279
Realized investment gains, net	44	60	105	107
Fee revenues	3	3	6	6
Other revenues	2	2	3	4
Total revenues	1,371	1,316	2,735	2,601
Benefits and Expenses
Insurance losses and contract holders' benefits	821	712	1,545	1,461
Underwriting, acquisition and insurance expenses	366	340	726	685
Interest expense	13	13	26	26
Other operating expenses	5	3	7	7
Total benefits and expenses	1,205	1,068	2,304	2,179
Income Before Income Taxes	166	248	431	422
Provision (Benefit) for Income Taxes
Current	48	70	113	116
Deferred	(5)	2	7	2
Total provision for income taxes	43	72	120	118
Net Income	$123	$176	$311	$304
Per Common Share
Net income—basic	$0.75	$1.07	$1.89	$1.85
Net income—diluted	0.74	1.06	1.87	1.84

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net Income	$123	$176	$311	$304
Other Comprehensive (Loss) Income
Change in unrealized gains on investments, net of tax of $103, $(112), $203 and $(127), respectively	186	(207)	376	(235)
Amortization of pension actuarial loss and prior service cost, net of tax of $0, $1, $1 and $1, respectively	1	1	1	2
Change in life deferred acquisition costs, life policy reserves and other, net of tax of $(3), $2, $(4) and $1, respectively	(4)	4	(7)	3
Other comprehensive income (loss), net of tax	183	(202)	370	(230)
Comprehensive Income (Loss)	$306	$(26)	$681	$74

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity

(Dollars in millions)	Six months ended June 30,
	2016	2015
Common Stock
Beginning of year	$397	$397
Share-based awards	—	—
End of period	397	397

Paid-In Capital
Beginning of year	1,232	1,214
Share-based awards	(10)	(11)
Share-based compensation	13	11
Other	2	2
End of period	1,237	1,216

Retained Earnings
Beginning of year	4,762	4,505
Net income	311	304
Dividends declared	(158)	(151)
End of period	4,915	4,658

Accumulated Other Comprehensive Income
Beginning of year	1,344	1,744
Other comprehensive income, net	370	(230)
End of period	1,714	1,514

Treasury Stock
Beginning of year	(1,308)	(1,287)
Share-based awards	23	23
Shares acquired - share repurchase authorization	(2)	(20)
Shares acquired - share-based compensation plans	(7)	(6)
Other	2	2
End of period	(1,292)	(1,288)

Total Shareholders' Equity	$6,971	$6,497

(In millions)
Common Stock - Shares Outstanding
Beginning of year	163.9	163.7
Share-based awards	0.7	0.8
Shares acquired - share repurchase authorization	—	(0.4)
Shares acquired - share-based compensation plans	(0.1)	(0.1)
Other	—	—
End of period	164.5	164.0

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

(Dollars in millions)	Six months ended June 30,
	2016	2015
Cash Flows From Operating Activities
Net income	$311	$304
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24	27
Realized investment gains, net	(105)	(107)
Stock-based compensation	13	11
Interest credited to contract holders'	25	22
Deferred income tax expense	7	2
Changes in:
Investment income receivable	3	1
Premiums and reinsurance receivable	(132)	(93)
Deferred policy acquisition costs	(26)	(15)
Other assets	(39)	(6)
Loss and loss expense reserves	252	206
Life policy reserves	50	47
Unearned premiums	148	109
Other liabilities	(42)	(68)
Current income tax receivable/payable	1	30
Net cash provided by operating activities	490	470
Cash Flows From Investing Activities
Sale of fixed maturities	15	19
Call or maturity of fixed maturities	820	675
Sale of equity securities	208	221
Purchase of fixed maturities	(975)	(1,005)
Purchase of equity securities	(360)	(229)
Purchase of short-term investments	—	(75)
Investment in finance receivables	(10)	(6)
Collection of finance receivables	15	15
Investment in buildings and equipment, net	(7)	(5)
Change in other invested assets, net	(13)	1
Net cash used in investing activities	(307)	(389)
Cash Flows From Financing Activities
Payment of cash dividends to shareholders	(151)	(145)
Shares acquired - share repurchase authorization	(2)	(20)
Payments of note payable	(7)	—
Proceeds from stock options exercised	13	11
Contract holders' funds deposited	50	41
Contract holders' funds withdrawn	(77)	(67)
Excess tax benefits on stock-based compensation	2	4
Other	(8)	(9)
Net cash used in financing activities	(180)	(185)
Net change in cash and cash equivalents	3	(104)
Cash and cash equivalents at beginning of year	544	591
Cash and cash equivalents at end of period	$547	$487
Supplemental Disclosures of Cash Flow Information:
Interest paid	$26	$26
Income taxes paid	110	83
Noncash Activities
Conversion of securities	$3	$—
Equipment acquired under capital lease obligations	12	6
Cashless exercise of stock options	7	6

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

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

Our June 30, 2016, condensed consolidated financial statements are unaudited. Certain financial information that is included in annual financial statements prepared in accordance with GAAP is not required for interim reporting and has been condensed or omitted. We believe that we have made all adjustments, consisting only of normal recurring accruals, that are necessary for fair presentation. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our 2015 Annual Report on Form 10-K. The results of operations for interim periods do not necessarily indicate results to be expected for the full year.

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

Pending Accounting Updates

ASU 2014-09 Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Insurance contracts do not fall within the scope of this ASU. The effective date of ASU 2014-09 is for annual reporting periods beginning after December 15, 2017. The ASU has not yet been adopted; however, it is not expected to have a material impact on our company’s financial position, cash flows or results of operations.

ASU 2015-09, Financial Services-Insurance: Disclosures about Short-Duration Contracts
In May 2015, the FASB issued ASU 2015-09, Financial Services-Insurance: Disclosures About Short-Duration Contracts. ASU 2015-09 requires entities to provide additional disclosures about the liability for loss and loss expense reserves to increase the transparency of significant estimates. ASU 2015-09 also requires entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for loss and loss expense reserves, including reasons for the change and the effects on the financial statements. ASU 2015-09 also requires entities to disclose a rollforward of the liability of loss and loss expense reserves for annual and interim reporting periods. The effective date of ASU 2015-09 is for annual reporting periods beginning

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

after December 15, 2015, and interim reporting periods beginning after December 15, 2016. The ASU has not yet been adopted and will not have a material impact on our company’s financial position, cash flows or results of operations, but the ASU will require additional disclosures to our annual and interim reporting periods.

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

ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends previous guidance on the impairment of financial instruments by adding an impairment model that allows an entity to recognize expected credit losses as an allowance rather than impairing as they are incurred. The new guidance is intended to reduce complexity of credit impairment models and result in a more timely recognition of expected credit losses. The effective date of ASU 2016-13 is for interim and annual reporting periods beginning after December 15, 2019. The ASU has not yet been adopted; however, it is not expected to have a material impact on our company's consolidated financial position, cash flows or results of operations.

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

NOTE 2 – Investments
The following table provides cost or amortized cost, gross unrealized gains, gross unrealized losses and fair value for our investment portfolio:

(Dollars in millions)	Cost or amortized cost
		Gross unrealized		Fair value
At June 30, 2016		gains	losses
Fixed maturity securities:
Corporate	$5,498	$366	$27	$5,837
States, municipalities and political subdivisions	3,538	264	—	3,802
Commercial mortgage-backed	293	17	—	310
Government-sponsored enterprises	170	—	—	170
Foreign government	10	—	—	10
Convertibles and bonds with warrants attached	5	—	—	5
United States government	4	—	—	4
Subtotal	9,518	647	27	10,138
Equity securities:
Common equities	3,002	2,080	65	5,017
Nonredeemable preferred equities	187	38	—	225
Subtotal	3,189	2,118	65	5,242
Total	$12,707	$2,765	$92	$15,380
At December 31, 2015
Fixed maturity securities:
Corporate	$5,294	$255	$96	$5,453
States, municipalities and political subdivisions	3,440	172	1	3,611
Commercial mortgage-backed	287	4	2	289
Government-sponsored enterprises	284	—	6	278
Foreign government	10	—	—	10
Convertibles and bonds with warrants attached	5	—	—	5
United States government	4	—	—	4
Subtotal	9,324	431	105	9,650
Equity securities:
Common equities	2,749	1,787	51	4,485
Nonredeemable preferred equities	189	32	—	221
Subtotal	2,938	1,819	51	4,706
Total	$12,262	$2,250	$156	$14,356

The net unrealized investment gains in our fixed-maturity portfolio are primarily the result of the continued low interest rate environment that increased the fair value of our fixed-maturity portfolio. Our commercial mortgage-backed securities had an average rating of Aa1/AA at June 30, 2016, and December 31, 2015. The seven largest unrealized investment gains in our common stock portfolio are from Exxon Mobil Corporation (NYSE:XOM), Honeywell International Incorporated (NYSE:HON), Johnson and Johnson (NYSE:JNJ), The Procter & Gamble Company (NYSE:PG), Hasbro Incorporated (Nasdaq:HAS), 3M Co (NYSE:MMM) and BlackRock Inc. (NYSE:BLK), which had a combined gross unrealized gain of $647 million. At June 30, 2016, Johnson and Johnson was our largest single common stock holding with a fair value of $153 million, which was 3.0 percent of our publicly traded common stock portfolio and 1.0 percent of the total investment portfolio.

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

The table below provides fair values and gross unrealized losses by investment category and by the duration of the securities’ continuous unrealized loss positions:

(Dollars in millions)	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
At June 30, 2016
Fixed maturity securities:
Corporate	$252	$9	$258	$18	$510	$27
States, municipalities and political subdivisions	2	—	1	—	3	—
Commercial mortgage-backed	5	—	9	—	14	—
Government-sponsored enterprises	20	—	—	—	20	—
Subtotal	279	9	268	18	547	27
Equity securities:
Common equities	546	65	—	—	546	65
Nonredeemable preferred equities	19	—	18	—	37	—
Subtotal	565	65	18	—	583	65
Total	$844	$74	$286	$18	$1,130	$92
At December 31, 2015
Fixed maturity securities:
Corporate	$1,099	$63	$133	$33	$1,232	$96
States, municipalities and political subdivisions	47	1	22	—	69	1
Commercial mortgage-backed	103	2	2	—	105	2
Government-sponsored enterprises	100	2	127	4	227	6
Subtotal	1,349	68	284	37	1,633	105
Equity securities:
Common equities	270	51	—	—	270	51
Nonredeemable preferred equities	35	—	—	—	35	—
Subtotal	305	51	—	—	305	51
Total	$1,654	$119	$284	$37	$1,938	$156

Contractual maturity dates for fixed-maturity investments were:

(Dollars in millions)	Amortized cost	Fair value	% of fair value
At June 30, 2016
Maturity dates:
Due in one year or less	$446	$454	4.5%
Due after one year through five years	3,046	3,273	32.3
Due after five years through ten years	3,708	3,896	38.4
Due after ten years	2,318	2,515	24.8
Total	$9,518	$10,138	100.0%

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

The following table provides investment income, realized investment gains and losses, the change in unrealized investment gains and losses, and other items:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Investment income:
Interest	$110	$106	$219	$211
Dividends	41	35	78	71
Other	—	1	1	1
Total	151	142	298	283
Less investment expenses	2	2	4	4
Total	$149	$140	$294	$279

Realized investment gains and losses summary:
Fixed maturities:
Gross realized gains	$4	$7	$7	$10
Gross realized losses	—	—	(1)	—
Other-than-temporary impairments	—	(3)	(2)	(3)
Equity securities:
Gross realized gains	38	56	100	100
Gross realized losses	—	—	(1)	(1)
Other-than-temporary impairments	—	(1)	—	(1)
Other	2	1	2	2
Total	$44	$60	$105	$107

Change in unrealized investment gains and losses:
Fixed maturities	$178	$(184)	$294	$(138)
Equity securities	111	(135)	285	(224)
Less income taxes	(103)	112	(203)	127
Total	$186	$(207)	$376	$(235)

During the three months ended June 30, 2016, there were no equity securities and two new fixed-maturity securities other-than-temporarily impaired. During the six months ended June 30, 2016, there were no equity securities and four fixed-maturity securities other-than-temporarily impaired. There were no credit losses on fixed-maturity securities for which a portion of other-than-temporary impairment (OTTI) has been recognized in other comprehensive income for the three and six months ended June 30, 2016 and 2015. At June 30, 2016, 53 fixed-maturity investments with a total unrealized loss of $18 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity investments had fair values below 70 percent of amortized cost. At June 30, 2016, two equity investments with a total unrealized loss of less than $1 million had been in an unrealized loss position for 12 months or more. Of that total, no equity investments had fair values below 70 percent of amortized cost.

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

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

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

Fair Value Disclosures for Assets
The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis at June 30, 2016, and December 31, 2015. We do not have any material liabilities carried at fair value. There were no transfers between Level 1 and Level 2.

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At June 30, 2016
Fixed maturities, available for sale:
Corporate	$—	$5,785	$52	$5,837
States, municipalities and political subdivisions	—	3,802	—	3,802
Commercial mortgage-backed	—	310	—	310
Government-sponsored enterprises	—	170	—	170
Foreign government	—	10	—	10
Convertibles and bonds with warrants attached	—	5	—	5
United States government	4	—	—	4
Subtotal	4	10,082	52	10,138
Common equities, available for sale	5,017	—	—	5,017
Nonredeemable preferred equities, available for sale	—	225	—	225
Separate accounts taxable fixed maturities	—	754	1	755
Top Hat savings plan mutual funds and common equity (included in Other assets)	23	—	—	23
Total	$5,044	$11,061	$53	$16,158
At December 31, 2015
Fixed maturities, available for sale:
Corporate	$—	$5,402	$51	$5,453
States, municipalities and political subdivisions	—	3,611	—	3,611
Commercial mortgage-backed	—	289	—	289
Government-sponsored enterprises	—	278	—	278
Foreign government	—	10	—	10
Convertibles and bonds with warrants attached	—	5	—	5
United States government	4	—	—	4
Subtotal	4	9,595	51	9,650
Common equities, available for sale	4,485	—	—	4,485
Nonredeemable preferred equities, available for sale	—	218	3	221
Separate accounts taxable fixed maturities	—	736	1	737
Top Hat savings plan mutual funds and common equity (included in Other assets)	21	—	—	21
Total	$4,510	$10,549	$55	$15,114

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

Each financial instrument that was deemed to have significant unobservable inputs when determining valuation is identified in the following tables by security type with a summary of changes in fair value as of June 30, 2016. Total Level 3 assets continue to be less than 1 percent of financial assets measured at fair value in the condensed consolidated balance sheets. Assets presented in the table below were valued based primarily on broker/dealer quotes for which there is a lack of transparency as to inputs used to develop the valuations. The quantitative detail of these unobservable inputs is neither provided nor reasonably available to us.

The following table provides the change in Level 3 assets for the three months ended June 30:

(Dollars in millions)	Asset fair value measurements using significant unobservable inputs (Level 3)
	Corporate fixed maturities	Separate accounts taxable fixed maturities	States, municipalities and political subdivisions fixed maturities	Nonredeemable preferred equities	Total
Beginning balance, April 1, 2016	$51	$1	$—	$2	$54
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—	—
Included in other comprehensive income	—	—	—	—	—
Purchases	17	—	—	—	17
Sales	—	—	—	(2)	(2)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	(16)	—	—	—	(16)
Ending balance, June 30, 2016	$52	$1	$—	$—	$53

Beginning balance, April 1, 2015	$18	$—	$1	$2	$21
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—	—
Included in other comprehensive income	—	—	—	—	—
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Ending balance, June 30, 2015	$18	$—	$1	$2	$21

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

The following table provides the change in Level 3 assets for the six months ended June 30:

(Dollars in millions)	Asset fair value measurements using significant unobservable inputs (Level 3)
	Corporate fixed maturities	Separate accounts taxable fixed maturities	States, municipalities and political subdivisions fixed maturities	Nonredeemable preferred equities	Total
Beginning balance, January 1, 2016	$51	$1	$—	$3	$55
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—	—
Included in other comprehensive income	—	—	—	(1)	(1)
Purchases	22	—	—	—	22
Sales	—	—	—	(2)	(2)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	(21)	—	—	—	(21)
Ending balance, June 30, 2016	$52	$1	$—	$—	$53

Beginning balance, January 1, 2015	$18	$—	$—	$2	$20
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—	—
Included in other comprehensive income	—	—	—	—	—
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Transfers into Level 3	—	—	1	—	1
Transfers out of Level 3	—	—	—	—	—
Ending balance, June 30, 2015	$18	$—	$1	$2	$21

Additional disclosures for the Level 3 category are not material.

Fair Value Disclosures for Assets and Liabilities Not Carried at Fair Value

The disclosures below are presented to provide timely information about the effects of current market conditions on financial instruments that are not reported at fair value in our condensed consolidated financial statements.

This table summarizes the book value and principal amounts of our long-term debt:

(Dollars in millions)			Book value		Principal amount
			June 30,	December 31,	June 30,	December 31,
Interest rate	Year of issue		2016	2015	2016	2015
6.900%	1998	Senior debentures, due 2028	$26	$26	$28	$28
6.920%	2005	Senior debentures, due 2028	391	391	391	391
6.125%	2004	Senior notes, due 2034	369	369	374	374
		Total	$786	$786	$793	$793

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

The following table shows fair values of our note payable and long-term debt:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At June 30, 2016
Note payable	$—	$28	$—	$28
6.900% senior debentures, due 2028	—	35	—	35
6.920% senior debentures, due 2028	—	516	—	516
6.125% senior notes, due 2034	—	457	—	457
Total	$—	$1,036	$—	$1,036

At December 31, 2015
Note payable	$—	$35	$—	$35
6.900% senior debentures, due 2028	—	31	—	31
6.920% senior debentures, due 2028	—	480	—	480
6.125% senior notes, due 2034	—	425	—	425
Total	$—	$971	$—	$971

The following table shows the fair value of our life policy loans included in other invested assets:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At June 30, 2016
Life policy loans	$—	$—	$42	$42

At December 31, 2015
Life policy loans	$—	$—	$40	$40

Outstanding principal and interest for these life policy loans totaled $30 million and $31 million at June 30, 2016, and December 31, 2015, respectively.

The following table shows fair values of our deferred annuities and structured settlements included in life policy and investment contract reserves:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At June 30, 2016
Deferred annuities	$—	$—	$928	$928
Structured settlements	—	220	—	220
Total	$—	$220	$928	$1,148

At December 31, 2015
Deferred annuities	$—	$—	$886	$886
Structured settlements	—	208	—	208
Total	$—	$208	$886	$1,094

Recorded reserves for the deferred annuities were $863 million and $860 million at June 30, 2016, and December 31, 2015, respectively. Recorded reserves for the structured settlements were $173 million and $174 million at June 30, 2016, and December 31, 2015, respectively.

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

NOTE 4 – Property Casualty Loss and Loss Expenses
This table summarizes activity for our consolidated property casualty loss and loss expense reserves:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Gross loss and loss expense reserves, beginning of period	$4,750	$4,577	$4,660	$4,438
Less reinsurance recoverable	272	278	281	282
Net loss and loss expense reserves, beginning of period	4,478	4,299	4,379	4,156
Net incurred loss and loss expenses related to:
Current accident year	808	724	1,531	1,435
Prior accident years	(49)	(70)	(111)	(92)
Total incurred	759	654	1,420	1,343
Net paid loss and loss expenses related to:
Current accident year	328	304	474	451
Prior accident years	301	294	717	693
Total paid	629	598	1,191	1,144
Net loss and loss expense reserves, end of period	4,608	4,355	4,608	4,355
Plus reinsurance recoverable	310	292	310	292
Gross loss and loss expense reserves, end of period	$4,918	$4,647	$4,918	$4,647

We use actuarial methods, models and judgment to estimate, as of a financial statement date, the property casualty loss and loss expense reserves required to pay for and settle all outstanding insured claims, including incurred but not reported (IBNR) claims, as of that date. The actuarial estimate is subject to review and adjustment by an inter-departmental committee that includes actuarial management that is familiar with relevant company and industry business, claims and underwriting trends, as well as general economic and legal trends that could affect future loss and loss expense payments. The amount we will actually have to pay for claims can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate. The reserve for loss and loss expenses in the condensed consolidated balance sheets also included $52 million at June 30, 2016, and $44 million at June 30, 2015, for certain life and health loss and loss expense reserves.

For the three months ended June 30, 2016, we experienced $49 million of favorable development on prior accident years, including $58 million of favorable development in commercial lines, $10 million of adverse development in personal lines and $1 million of favorable development in excess and surplus lines. We recognized favorable reserve development during the three months ended June 30, 2016, of $23 million for the workers' compensation line, $20 million for the commercial casualty line, $15 million for the other commercial lines and $14 million for the commercial property line due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. Our personal auto line developed unfavorably by $14 million for the three months ended June 30, 2016, largely due to $8 million of adverse development for accident year 2015. Our commercial auto line developed unfavorably by $13 million for the three months ended June 30, 2016, due to higher loss cost effects in recent accident years, resulting in an increase of our reserve estimate for claims that have not yet been settled.

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

For the six months ended June 30, 2016, we experienced $111 million of favorable development on prior accident years, including $87 million of favorable development in commercial lines, $8 million of favorable development in personal lines, $15 million of favorable development in excess and surplus lines and $1 million of favorable development in our reinsurance assumed operations. This included $7 million from favorable development of catastrophe losses for the six months ended June 30, 2016. We recognized favorable reserve development during the six months ended June 30, 2016, of $35 million for the workers' compensation line, $23 million for the commercial casualty line, $22 million for the commercial property line and $28 million for the other commercial lines due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. Our commercial auto line developed unfavorably by $21 million for the six months ended June 30, 2016, due to higher loss cost effects in recent accident years, resulting in an increase of our reserve estimate for claims that have not yet been settled. Our personal auto line developed unfavorably by $6 million for the six months ended June 30, 2016 for accident years prior to 2015.

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

For the six months ended June 30, 2015, we experienced $92 million of favorable development on prior accident years, including $77 million of favorable development in commercial lines, $1 million of favorable development in personal lines and $14 million of favorable development in excess and surplus lines. This included $11 million from favorable development of catastrophe losses for the six months ended June 30, 2015. We recognized favorable development during the six months ended June 30, 2015, of $56 million for the workers' compensation line, $20 million for the commercial casualty line and $15 million for the commercial property line due to reduced uncertainty of prior accident year loss and loss adjustment expenses for these lines. Our commercial auto line developed unfavorably by $23 million for the six months ended June 30, 2015, due to higher loss cost effects in recent accident years, resulting in an increase of our reserve estimate for claims that have not yet been settled.

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

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

This table summarizes our life policy and investment contract reserves:

(Dollars in millions)	June 30, 2016	December 31, 2015
Life policy reserves:
Ordinary/traditional life	$975	$943
Other	44	44
Subtotal	1,019	987
Investment contract reserves:
Deferred annuities	863	860
Universal life	563	558
Structured settlements	173	174
Other	6	4
Subtotal	1,605	1,596
Total life policy and investment contract reserves	$2,624	$2,583

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

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

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Property casualty:
Deferred policy acquisition costs asset, beginning of period	$397	$377	$388	$379
Capitalized deferred policy acquisition costs	218	209	428	405
Amortized deferred policy acquisition costs	(203)	(196)	(404)	(394)
Deferred policy acquisition costs asset, end of period	$412	$390	$412	$390

Life:
Deferred policy acquisition costs asset, beginning of period	$221	$194	$228	$199
Capitalized deferred policy acquisition costs	12	12	24	23
Amortized deferred policy acquisition costs	(11)	(8)	(22)	(19)
Amortized shadow deferred policy acquisition costs	(10)	12	(18)	7
Deferred policy acquisition costs asset, end of period	$212	$210	$212	$210

Consolidated:
Deferred policy acquisition costs asset, beginning of period	$618	$571	$616	$578
Capitalized deferred policy acquisition costs	230	221	452	428
Amortized deferred policy acquisition costs	(214)	(204)	(426)	(413)
Amortized shadow deferred policy acquisition costs	(10)	12	(18)	7
Deferred policy acquisition costs asset, end of period	$624	$600	$624	$600

No premium deficiencies were recorded in the condensed consolidated statements of income, as the sum of the anticipated loss and loss adjustment expenses, policyholder dividends and unamortized deferred acquisition expenses did not exceed the related unearned premiums and anticipated investment income.

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

NOTE 7 – Accumulated Other Comprehensive Income
Accumulated other comprehensive income (AOCI) includes changes in unrealized gains and losses on investments, changes in pension obligations and changes in life deferred acquisition costs, life policy reserves and other as follows:

(Dollars in millions)	Three months ended June 30,
	2016			2015
	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, beginning of period	$2,384	$822	$1,562	$2,676	$927	$1,749
OCI before realized gains recognized in net income	331	118	213	(260)	(91)	(169)
Realized gains recognized in net income	(42)	(15)	(27)	(59)	(21)	(38)
OCI	289	103	186	(319)	(112)	(207)
AOCI, end of period	$2,673	$925	$1,748	$2,357	$815	$1,542

Pension obligations:
AOCI, beginning of period	$(41)	$(13)	$(28)	$(35)	$(12)	$(23)
OCI excluding amortization recognized in net income	—	—	—	—	—	—
Amortization recognized in net income	1	—	1	2	1	1
OCI	1	—	1	2	1	1
AOCI, end of period	$(40)	$(13)	$(27)	$(33)	$(11)	$(22)

Life deferred acquisition costs, life policy reserves and other:
AOCI, beginning of period	$(3)	$—	$(3)	$(14)	$(4)	$(10)
OCI before realized gains recognized in net income	(5)	(2)	(3)	7	3	4
Realized gains recognized in net income	(2)	(1)	(1)	(1)	(1)	—
OCI	(7)	(3)	(4)	6	2	4
AOCI, end of period	$(10)	$(3)	$(7)	$(8)	$(2)	$(6)

Summary of AOCI:
AOCI, beginning of period	$2,340	$809	$1,531	$2,627	$911	$1,716
Investments OCI	289	103	186	(319)	(112)	(207)
Pension obligations OCI	1	—	1	2	1	1
Life deferred acquisition costs, life policy reserves and other OCI	(7)	(3)	(4)	6	2	4
Total OCI	283	100	183	(311)	(109)	(202)
AOCI, end of period	$2,623	$909	$1,714	$2,316	$802	$1,514

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

(Dollars in millions)	Six months ended June 30,
	2016			2015
	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, beginning of period	$2,094	$722	$1,372	$2,719	$942	$1,777
OCI excluding realized gains recognized in net income	682	239	443	(257)	(90)	(167)
Realized gains recognized in net income	(103)	(36)	(67)	(105)	(37)	(68)
OCI	579	203	376	(362)	(127)	(235)
AOCI, end of period	$2,673	$925	$1,748	$2,357	$815	$1,542

Pension obligations:
AOCI, beginning of period	$(42)	$(14)	$(28)	$(36)	$(12)	$(24)
OCI excluding amortization recognized in net income	—	—	—	—	—	—
Amortization recognized in net income	2	1	1	3	1	2
OCI	2	1	1	3	1	2
AOCI, end of period	$(40)	$(13)	$(27)	$(33)	$(11)	$(22)

Life deferred acquisition costs, life policy reserves and other:
AOCI, beginning of period	$1	$1	$—	$(12)	$(3)	$(9)
OCI excluding realized gains recognized in net income	(9)	(3)	(6)	6	2	4
Realized gains recognized in net income	(2)	(1)	(1)	(2)	(1)	(1)
OCI	(11)	(4)	(7)	4	1	3
AOCI, end of period	$(10)	$(3)	$(7)	$(8)	$(2)	$(6)

Summary of AOCI:
AOCI, beginning of period	$2,053	$709	$1,344	$2,671	$927	$1,744
Investments OCI	579	203	376	(362)	(127)	(235)
Pension obligations OCI	2	1	1	3	1	2
Life deferred acquisition costs, life policy reserves and other OCI	(11)	(4)	(7)	4	1	3
Total OCI	570	200	370	(355)	(125)	(230)
AOCI, end of period	$2,623	$909	$1,714	$2,316	$802	$1,514

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

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

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

Our condensed consolidated statements of income include earned consolidated property casualty insurance premiums on assumed and ceded business:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Direct earned premiums	$1,137	$1,093	$2,256	$2,169
Assumed earned premiums	16	3	31	5
Ceded earned premiums	(39)	(37)	(77)	(74)
Earned premiums	$1,114	$1,059	$2,210	$2,100

Our condensed consolidated statements of income include incurred consolidated property casualty insurance loss and loss expenses on assumed and ceded business:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Direct incurred loss and loss expenses	$792	$675	$1,440	$1,366
Assumed incurred loss and loss expenses	11	1	21	0
Ceded incurred loss and loss expenses	(44)	(22)	(41)	(23)
Incurred loss and loss expenses	$759	$654	$1,420	$1,343

Our change in ceded incurred compared to prior years resulted from an increase in current accident year losses.

Our life insurance company purchases reinsurance for protection of a portion of the risk that is written. Primary components of our life reinsurance program include individual mortality coverage and aggregate catastrophe and accidental death coverage in excess of certain deductibles.

Our condensed consolidated statements of income include earned life insurance premiums on ceded business:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Direct earned premiums	$75	$68	$146	$133
Ceded earned premiums	(16)	(16)	(29)	(28)
Earned premiums	$59	$52	$117	$105

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

Our condensed consolidated statements of income include life insurance contract holders' benefits incurred on ceded business:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Direct contract holders' benefits incurred	$80	$72	$156	$144
Ceded contract holders' benefits incurred	(18)	(14)	(31)	(26)
Contract holders' benefits incurred	$62	$58	$125	$118

The ceded benefits incurred can vary depending on the type of life insurance policy held and the year the policy was sold.

NOTE 9 – Income Taxes
As of June 30, 2016, and December 31, 2015, we had no liability for unrecognized tax benefits.

The differences between the 35 percent statutory federal income tax rate and our effective income tax rate were as follows:

(Dollars in millions)	Three months ended June 30,				Six months ended June 30,
	2016		2015		2016		2015
Tax at statutory rate:	$58	35.0%	$87	35.0%	$151	35.0%	$148	35.0%
Increase (decrease) resulting from:
Tax-exempt income from municipal bonds	(8)	(4.8)	(8)	(3.2)	(17)	(3.9)	(16)	(3.8)
Dividend received exclusion	(8)	(4.8)	(7)	(2.8)	(16)	(3.7)	(15)	(3.6)
Other	1	0.5	0	0.0	2	0.4	1	0.4
Provision for income taxes	$43	25.9%	$72	29.0%	$120	27.8%	$118	28.0%

The provision for federal income taxes is based upon filing a consolidated income tax return for the company and its subsidiaries. As of June 30, 2016, we had no operating or capital loss carry forwards.

NOTE 10 – Net Income Per Common Share
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are computed based on the weighted average number of common and dilutive potential common shares outstanding using the treasury stock method. The table shows calculations for basic and diluted earnings per share:

(In millions except per share data)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Numerator:
Net income—basic and diluted	$123	$176	$311	$304
Denominator:
Basic weighted-average common shares outstanding	164.5	164.1	164.4	164.1
Effect of share-based awards:
Stock options	1.1	0.9	1.1	0.9
Nonvested shares	0.9	0.5	0.8	0.5
Diluted weighted-average shares	166.5	165.5	166.3	165.5
Earnings per share:
Basic	$0.75	$1.07	$1.89	$1.85
Diluted	0.74	1.06	1.87	1.84
Number of anti-dilutive share-based awards:	0.3	0.7	0.4	0.7

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

The sources of dilution of our common shares are certain equity-based awards. See our 2015 Annual Report on Form 10-K, Item 8, Note 17, Share-Based Associate Compensation Plans, Page 152, for information about equity-based awards. The above table shows the number of anti-dilutive share-based awards for the three and six months ended June 30, 2016 and 2015. We did not include these share-based awards in the computation of net income per common share (diluted) because their exercise would have anti-dilutive effects.

NOTE 11 – Employee Retirement Benefits
The following summarizes the components of net periodic benefit cost for our qualified and supplemental pension plans:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Service cost	$2	$3	$5	$6
Interest cost	4	4	7	7
Expected return on plan assets	(4)	(5)	(9)	(9)
Amortization of actuarial loss and prior service cost	1	2	2	3
Net periodic benefit cost	$3	$4	$5	$7

See our 2015 Annual Report on Form 10-K, Item 8, Note 13, Employee Retirement Benefits, Page 146, for information on our retirement benefits. We made matching contributions totaling $4 million and $3 million to our
401(k) and Top Hat savings plans during the second quarter of 2016 and 2015 and contributions of $8 million and $7 million for the first half of 2016 and 2015, respectively.

We contributed $5 million to our qualified pension plan during the first six months of 2016. We also contributed
$8 million to our qualified pension plan during the third quarter of 2016 and do not anticipate further contributions during the remainder of 2016.

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

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

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

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

Segment information is summarized in the following table:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues:
Commercial lines insurance
Commercial casualty	$263	$252	$520	$496
Commercial property	215	203	429	399
Commercial auto	147	139	291	275
Workers' compensation	89	90	178	183
Other commercial	57	61	113	125
Commercial lines insurance premiums	771	745	1,531	1,478
Fee revenues	1	1	2	2
Total commercial lines insurance	772	746	1,533	1,480

Personal lines insurance
Personal auto	135	125	266	248
Homeowner	121	114	240	228
Other personal	32	33	65	64
Personal lines insurance premiums	288	272	571	540
Fee revenues	1	—	2	1
Total personal lines insurance	289	272	573	541

Excess and surplus lines insurance	45	42	88	82
Fee revenues	—	1	—	1
Total excess and surplus lines insurance	45	43	88	83

Life insurance premiums	59	52	117	105
Separate account investment management fees	1	1	2	2
Total life insurance	60	53	119	107

Investments
Investment income, net of expenses	149	140	294	279
Realized investment gains, net	44	60	105	107
Total investment revenue	193	200	399	386

Other
Cincinnati Re insurance premiums	10	—	20	—
Other	2	2	3	4
Total other revenue	12	2	23	4
Total revenues	$1,371	$1,316	$2,735	$2,601

Income (loss) before income taxes:
Insurance underwriting results
Commercial lines insurance	$26	$97	$76	$123
Personal lines insurance	(20)	(25)	8	(28)
Excess and surplus lines insurance	5	11	22	15
Life insurance	1	1	—	(2)
Investments	171	178	355	343
Other	(17)	(14)	(30)	(29)
Total income before income taxes	$166	$248	$431	$422

Identifiable assets:	June 30, 2016	December 31, 2015
Property casualty insurance	$2,888	$2,717
Life insurance	1,422	1,325
Investments	15,506	14,485
Other	335	361
Total	$20,151	$18,888

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

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

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

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

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

CORPORATE FINANCIAL HIGHLIGHTS

Net Income and Comprehensive Income Data

(Dollars in millions except per share data)	Three months ended June 30,			Six months ended June 30,
	2016	2015	% Change	2016	2015	% Change
Earned premiums	$1,173	$1,111	6	$2,327	$2,205	6
Investment income, net of expenses (pretax)	149	140	6	294	279	5
Realized investment gains, net (pretax)	44	60	(27)	105	107	(2)
Total revenues	1,371	1,316	4	2,735	2,601	5
Net income	123	176	(30)	311	304	2
Comprehensive income	306	(26)	nm	681	74	820
Net income per share—diluted	0.74	1.06	(30)	1.87	1.84	2
Cash dividends declared per share	0.48	0.46	4	0.96	0.92	4
Diluted weighted average shares outstanding	166.5	165.5	1	166.3	165.5	0

Total revenues rose for the second quarter and the first six months of 2016, compared with the same periods of 2015, primarily due to higher earned premiums. Premium and investment revenue trends are discussed further in the respective sections of Financial Results.

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

Net income for the second quarter of 2016, compared with the same period of 2015, decreased $53 million, reflecting a decrease in property casualty underwriting income of $47 million after taxes and a $10 million decrease in after-tax net realized investment gains. Higher catastrophe losses, mostly weather related, were $56 million more after taxes and unfavorably affected both net income and property casualty underwriting income. After-tax investment income in our investment segment results for the second quarter of 2016 rose $7 million compared with the same quarter of 2015. Life insurance segment results on a pretax basis for second-quarter 2016 matched second-quarter 2015.

For the six months ended June 30, 2016, net income rose $7 million compared with the first six months of 2015, primarily due to an $11 million increase in after-tax investment income. Property casualty underwriting income decreased by $3 million after taxes, driven by an unfavorable $50 million effect from higher catastrophe losses that offset improvement in other loss experience from our underwriting operations. After-tax net realized investment gains and losses for the first half of 2016 were $1 million lower than a year ago. Life insurance segment results on a pretax basis improved by $2 million.

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

The board of directors is committed to rewarding shareholders directly through cash dividends and through share repurchase authorizations. Through 2015, the company had increased the indicated annual cash dividend rate for 55 consecutive years, a record we believe was matched by only eight other publicly traded companies. In January 2016, the board of directors increased the regular quarterly dividend to 48 cents per share, setting the stage for our 56th consecutive year of increasing cash dividends. During the first six months of 2016, cash dividends declared by the company increased more than 4 percent compared with the same period of 2015. Our board regularly evaluates relevant factors in decisions related to dividends and share repurchases. The 2016 dividend increase reflected our strong earnings performance and signaled management’s and the board’s positive outlook and confidence in our outstanding capital, liquidity and financial flexibility.

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

Balance Sheet Data and Performance Measures

(In millions except share data)	At June 30,	At December 31,
	2016	2015
Total investments	$15,459	$14,423
Total assets	20,151	18,888
Short-term debt	28	35
Long-term debt	786	786
Shareholders' equity	6,971	6,427
Book value per share	42.37	39.20
Debt-to-total-capital ratio	10.5%	11.3%

Total assets at June 30, 2016, increased 7 percent compared with year-end 2015, and included 7 percent growth in investments largely driven by higher fair values for many securities in our portfolio. Shareholders’ equity increased 8 percent, and book value per share also increased 8 percent during the first six months of 2016. Our debt-to-total-capital ratio (capital is the sum of debt plus shareholders’ equity) was lower than at year-end 2015.

Our value creation ratio is a non-GAAP measure defined below and is our primary performance metric. That ratio was 10.5 percent for the first six months of 2016, and was better than the same period in 2015 primarily due to higher net gains from our investment portfolio. The $3.17 increase in book value per share during the first six months of 2016 contributed 8.1 percentage points to the value creation ratio, while dividends declared at $0.96 per share contributed 2.4 points. Value creation ratio trends in total and by major components, along with a reconciliation of the non-GAAP measure to comparable GAAP measures, are shown in the tables below.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Value creation ratio major components:
Net income before net realized gains	1.4%	2.1%	3.8%	3.5%
Change in fixed-maturity securities, realized and unrealized gains	1.8	(1.8)	3.0	(1.3)
Change in equity securities, realized and unrealized gains	1.4	(0.8)	3.9	(1.2)
Other	0.0	0.1	(0.2)	(0.1)
Value creation ratio	4.6%	(0.4)%	10.5%	0.9%

(Dollars are per share)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Book value change per share:
End of period book value	$42.37	$39.60	$42.37	$39.60
Less beginning of period book value	40.96	40.22	39.20	40.14
Change in book value	$1.41	$(0.62)	$3.17	$(0.54)

Change in book value:
Net income before realized gains	$0.58	$0.84	$1.48	$1.43
Change in fixed-maturity securities, realized and unrealized gains	0.72	(0.71)	1.18	(0.52)
Change in equity securities, realized and unrealized gains	0.59	(0.32)	1.52	(0.50)
Dividend declared to shareholders	(0.48)	(0.46)	(0.96)	(0.92)
Other	0.00	0.03	(0.05)	(0.03)
Change in book value	$1.41	$(0.62)	$3.17	$(0.54)

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

(Dollars are per share)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Value creation ratio:
End of period book value	$42.37	$39.60	$42.37	$39.60
Less beginning of period book value	40.96	40.22	39.20	40.14
Change in book value	1.41	(0.62)	3.17	(0.54)
Dividend declared to shareholders	0.48	0.46	0.96	0.92
Total value creation	$1.89	$(0.16)	$4.13	$0.38

Value creation ratio from change in book value*	3.4%	(1.5)%	8.1%	(1.4)%
Value creation ratio from dividends declared to shareholders**	1.2	1.1	2.4	2.3
Value creation ratio	4.6%	(0.4)%	10.5%	0.9%

*Change in book value divided by the beginning of period book value
**Dividend declared to shareholders divided by beginning of period book value

DRIVERS OF LONG-TERM VALUE CREATION
Operating through The Cincinnati Insurance Company, Cincinnati Financial Corporation is one of the 25 largest property casualty insurers in the nation, based on 2015 net written premiums for approximately 2,000 U.S. stock and mutual insurer groups. We market our insurance products through a select group of independent insurance agencies as discussed in our 2015 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 5. At June 30, 2016, we actively marketed through agencies located in 40 states. We maintain a long-term perspective that guides us in addressing immediate challenges or opportunities while focusing on the major decisions that best position our company for success through all market cycles.

To measure our long-term progress in creating shareholder value, our value creation ratio is our primary financial performance target. As discussed in our 2015 Annual Report on Form 10-K, Item 7, Executive Summary, Page 40, management believes this non-GAAP measure is a meaningful indicator of our long-term progress in creating shareholder value, is a useful supplement to GAAP information and has three primary performance drivers:

•
Premium growth – We believe our agency relationships and initiatives can lead to a property casualty written premium growth rate over any five-year period that exceeds the industry average. For the first six months of 2016, our consolidated property casualty net written premium year-over-year growth was 6 percent, comparing favorably with A.M. Best's February 2016 projection of approximately 2 percent full-year growth for the industry. For the five-year period 2011 through 2015, our growth rate was approximately double that of the industry. The industry's growth rate excludes its mortgage and financial guaranty lines of business.

•
Combined ratio – We believe our underwriting philosophy and initiatives can generate a GAAP combined ratio over any five-year period that is consistently within the range of 95 percent to 100 percent. For the first six months of 2016, our GAAP combined ratio was 95.4 percent and our statutory combined ratio was 94.1 percent, both including 9.3 percentage points of current accident year catastrophe losses partially offset by 5.0 percentage points of favorable loss reserve development on prior accident years. As of February 2016, A.M. Best projected the industry's full-year 2016 statutory combined ratio at approximately 99 percent, including approximately 5 percentage points of catastrophe losses and a favorable effect of approximately 2 percentage points of loss reserve development on prior accident years. The industry's ratio again excludes its mortgage and financial guaranty lines of business.

•
Investment contribution – We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year return of the Standard & Poor’s 500 Index. For the first six months of 2016, pretax investment income was $294 million, up 5 percent compared with the same period in 2015. We believe our investment portfolio mix provides an appropriate balance of income stability and growth with capital appreciation potential.

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

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

We continue to enhance our property casualty underwriting expertise and to effectively and efficiently underwrite individual policies and process transactions. Ongoing initiatives supporting this work include expanding our pricing and segmentation capabilities through experience and use of predictive analytics and additional data. Our segmentation efforts emphasize identification and retention of insurance policies we believe have relatively stronger pricing, while seeking more aggressive renewal terms and conditions on policies we believe have relatively weaker pricing. An area of concentration in 2016 is improving underwriting and rate adequacy for our commercial auto and personal auto lines of business. Our commercial auto policies that renewed during the first six months of 2016 experienced an estimated average price percentage increase in the mid-single-digit range, while our personal auto policies that renewed during that period averaged an estimated price percentage increase near the low end of the high-single-digit range.

•
Drive premium growth – Implementation of these initiatives is intended to further penetrate each market we serve through our independent agencies. Strategies aimed at specific market opportunities, along with service enhancements, can help our agents grow and increase our share of their business. Diversified growth also may reduce variability of losses from weather-related catastrophes.

We continue to appoint new agencies to develop additional points of distribution. In 2016, we are planning approximately 100 appointments of independent agencies that offer most or all of our property casualty insurance products. During the first six months of 2016, we appointed 44 new agencies that meet that criteria. We also appointed another 64 agencies to market only personal lines insurance products for us. As of June 30, 2016, a total of 1,576 agency relationships market our property casualty insurance products from 2,032 reporting locations.
We plan to appoint additional agencies that focus on high net worth personal lines clients. In 2016, we are targeting approximately $25 million in high net worth new business written premiums, including premiums from our Executive Capstone™ suite of insurance products and services. During the first six months of 2016, our agencies produced for us approximately $14 million in high net worth new business written premiums. In the first quarter of 2016, we appointed agencies in the state of New Jersey and began to offer personal lines insurance products for the unique needs of high net worth personal lines clients. That state represents our 40th state for marketing property casualty insurance, including 32 states where we market personal lines policies.

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

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

At June 30, 2016, we held $1.952 billion of our cash and invested assets at the parent-company level, of which $1.772 billion, or 90.8 percent, was invested in common stocks, and $88 million, or 4.5 percent, was cash or cash equivalents. Our debt-to-total-capital ratio of 10.5 percent remains well below our target limit. Another important indicator of financial strength is our ratio of property casualty net written premiums to statutory surplus, which was 1.0-to-1 for the 12 months ended June 30, 2016, matching year-end 2015.

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

All of our insurance subsidiaries continue to be highly rated. As of July 25, 2016, our insurer financial strength ratings were:

Rating agency	Standard market property casualty insurance subsidiaries			Life insurance subsidiary			Excess and surplus lines insurance subsidiary			Date of most recent affirmation or action
			Rating tier			Rating tier			Rating tier
A.M. Best Co. ambest.com	A+	Superior	2 of 16	A	Excellent	3 of 16	A+	Superior	2 of 16	Stable outlook (03/10/16)
Fitch Ratings fitchratings.com	A+	Strong	5 of 21	A+	Strong	5 of 21	-	-	-	Stable outlook (07/12/16)
Moody's Investors Service moodys.com	A1	Good	5 of 21	-	-	-	-	-	-	Stable outlook (05/24/16)
S&P Global Ratings spratings.com	A+	Strong	5 of 21	A+	Strong	5 of 21	-	-	-	Stable outlook (06/28/16)

On March 10, 2016, A.M. Best affirmed, with a stable outlook, its rating for The Cincinnati Life Insurance Company, including a financial strength rating of A (Excellent) and an issuer credit rating of "a+." According to A.M. Best, the ratings reflect Cincinnati Life's positive premium growth trends, good quality investment portfolio, adequate capitalization and strategic role within Cincinnati Financial Corporation. A.M. Best noted factors that could lead to a negative rating action, including: a reduction in A.M. Best’s view of the strategic importance of Cincinnati Life to its parent, a material decline in risk-adjusted capital as measured by BCAR, continued spread compression on interest-sensitive reserves that could adversely impact operating earnings or a change in business mix with a greater focus on less creditworthy products.

On May 24, 2016, Moody's Investors Service Ratings affirmed, with a stable outlook, the A1 financial strength rating it assigned to us in September 2008. Moody's reported that our ratings reflect our longstanding franchise, which benefits from strong relationships with independent agents, a focus on small and middle market commercial risks and robust capital adequacy. Moody's cited our strengths, including a conservative reserve position, low financial leverage and substantial holding company liquidity, but noted these strengths are tempered by exposure to catastrophes, limited scale in personal lines, potential investment volatility reflecting a sizeable common equity position and competition from well-capitalized nationwide commercial lines carriers.

On June 28, 2016, S&P Global Ratings (formerly known as Standard & Poor’s Ratings Services) affirmed, with a stable outlook, its financial strength rating of A+ on our standard market property casualty and life insurance subsidiaries. S&P said its rating reflected our strong competitive position, low country and industry risk, and extremely strong capital and earnings. S&P noted its rating could be lowered if capital adequacy deteriorated significantly for a prolonged period or if earnings weakened to substantially less than its base-case assumptions.

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

On July 12, 2016, Fitch Ratings affirmed, with a stable outlook, the A+ financial strength rating for our standard market property casualty and life insurance subsidiaries. Fitch reported that the affirmation reflects balance sheet strengths, improved financial performance since 2012, adequate and well-managed reserves, and implementation of claims management and risk management tools. Fitch noted that its rating could be lowered if our combined ratio exceeds 105 percent on a sustained basis, if profitability on recent growth deteriorates, or if we fail to maintain a “very strong” score on Fitch’s Prism capital model.

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

CONSOLIDATED PROPERTY CASUALTY INSURANCE HIGHLIGHTS
Consolidated property casualty insurance results include premiums and expenses for our standard market insurance segments (commercial lines and personal lines), our excess and surplus lines segment and our reinsurance assumed operations.

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2016	2015	% Change	2016	2015	% Change
Earned premiums	$1,114	$1,059	5	$2,210	$2,100	5
Fee revenues	2	2	0	4	4	0
Total revenues	1,116	1,061	5	2,214	2,104	5
Loss and loss expenses from:
Current accident year before catastrophe losses	643	645	0	1,325	1,302	2
Current accident year catastrophe losses	165	79	109	206	133	55
Prior accident years before catastrophe losses	(49)	(70)	30	(104)	(81)	(28)
Prior accident years catastrophe losses	—	—	0	(7)	(11)	36
Loss and loss expenses	759	654	16	1,420	1,343	6
Underwriting expenses	347	324	7	688	651	6
Underwriting profit	$10	$83	(88)	$106	$110	(4)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	57.8%	60.9%	(3.1)	59.9%	62.0%	(2.1)
Current accident year catastrophe losses	14.8	7.5	7.3	9.3	6.3	3.0
Prior accident years before catastrophe losses	(4.4)	(6.6)	2.2	(4.7)	(3.9)	(0.8)
Prior accident years catastrophe losses	0.0	0.0	0.0	(0.3)	(0.5)	0.2
Loss and loss expenses	68.2	61.8	6.4	64.2	63.9	0.3
Underwriting expenses	31.1	30.6	0.5	31.2	31.0	0.2
Combined ratio	99.3%	92.4%	6.9	95.4%	94.9%	0.5

Combined ratio	99.3%	92.4%	6.9	95.4%	94.9%	0.5
Contribution from catastrophe losses and prior years reserve development	10.4	0.9	9.5	4.3	1.9	2.4
Combined ratio before catastrophe losses and prior years reserve development	88.9%	91.5%	(2.6)	91.1%	93.0%	(1.9)

Our consolidated property casualty insurance operations generated an underwriting profit of $10 million and $106 million for the three and six months ended June 30, 2016. The three-month decrease of $73 million, compared with second-quarter 2015, was driven by an increase of $86 million in losses from weather-related natural catastrophes. The six-month decrease of $4 million, compared with the first half of 2015, included an increase of $77 million in losses from weather-related natural catastrophes. We believe future property casualty underwriting results will continue to benefit from price increases and our ongoing initiatives to improve pricing precision and loss experience related to claims and loss control practices.
For all property casualty lines of business in aggregate, net loss and loss expense reserves at June 30, 2016, were $229 million higher than at year-end 2015, including $133 million for the incurred but not reported (IBNR) portion. The $229 million reserve increase raised year-end 2015 net loss and loss expense reserves by 5 percent.

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

Our consolidated property casualty combined ratio for the second quarter of 2016 rose 6.9 percentage points, compared with the same period of 2015, including 7.3 points from higher catastrophe losses and loss expenses.

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

For the first six months of 2016, compared with the same period of 2015, our consolidated property casualty combined ratio rose 0.5 percentage points, including 3.2 points from higher catastrophe losses and loss expenses.

The combined ratio can be affected significantly by natural catastrophe losses and other large losses as discussed in detail below. The combined ratio can also be affected by updated estimates of loss and loss expense reserves established for claims that occurred in prior periods, referred to as prior accident years. Net favorable development on prior accident year reserves, including reserves for catastrophe losses, benefited the combined ratio by 5.0 percentage points in the first six months of 2016, compared with 4.4 percentage points in the same period of 2015. Net favorable development is discussed in further detail in Financial Results by property casualty insurance segment.

The ratio for current accident year loss and loss expenses before catastrophe losses improved in the first six months of 2016. The 59.9 percent ratio for the first six months of 2016 decreased 2.1 percentage points compared with the 62.0 percent accident year 2015 ratio measured as of June 30, 2015, despite an increase of 0.4 percentage points in the ratio for large losses of $1 million or more per claim, discussed below.

The underwriting expense ratio increased 0.5 and 0.2 percentage points for the second quarter and first six months of 2016, compared with the same periods of 2015. Strategic investments that include enhancement of underwriting expertise offset the favorable effects of higher earned premiums and ongoing expense management efforts.

Consolidated Property Casualty Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2016	2015	% Change	2016	2015	% Change
Agency renewal written premiums	$1,057	$1,018	4	$2,085	$2,001	4
Agency new business written premiums	143	138	4	268	254	6
Cincinnati Re net written premiums	16	—	nm	35	—	nm
Other written premiums	(22)	(14)	(57)	(47)	(47)	0
Net written premiums	1,194	1,142	5	2,341	2,208	6
Unearned premium change	(80)	(83)	4	(131)	(108)	(21)
Earned premiums	$1,114	$1,059	5	$2,210	$2,100	5

The trends in net written premiums and earned premiums summarized in the table above largely reflect the effects of price increases. Price increase trends that heavily influence renewal written premium increases or decreases and other premium growth drivers for 2016 are discussed in more detail by segment below in Financial Results.

Consolidated property casualty net written premiums for the three and six months ended June 30, 2016, grew $52 million and $133 million compared with the same periods of 2015. Each of our property casualty segments continued to grow during the first six months of 2016. Our premium growth initiatives from prior years have provided an ongoing favorable effect on growth during the current year, particularly as newer agency relationships mature over time.

Consolidated property casualty agency new business written premiums rose $5 million and $14 million for the second quarter and first six months of 2016, compared with the same periods of 2015. New business written premiums in the second quarter and first half of 2016 were higher than the same periods of 2015 for each of our property casualty insurance segments. New agency appointments during 2015 and 2016 produced an $18 million increase in standard lines new business for the first six months of 2016 compared with the same period of 2015. As we appoint new agencies that choose to move accounts to us, we report these accounts as new business. While this business is new to us, in many cases it is not new to the agent. We believe these seasoned accounts tend to be priced more accurately than business that may be less familiar to our agent upon obtaining it from a competing agent.

Net written premiums increased $35 million for the first half of 2016, compared with the same period of 2015, when we began to expand our reinsurance assumed operations, known as Cincinnati ReSM. Cincinnati Re assumes risks through reinsurance treaties and in some cases cedes part of the risk and related premiums to one or more unaffiliated reinsurance companies through transactions known as retrocessions. For the first six months of 2016, earned premiums for Cincinnati Re totaled $20 million, compared with none earned in the same period a year ago.

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. A decrease in ceded premiums for the second quarter and first half of 2016, compared with the same periods of 2015, contributed less than $1 million and $2 million to 2016 net written premium growth.

Catastrophe losses and loss expenses typically have a material effect on property casualty results and can vary significantly from period to period. Losses from natural catastrophes contributed 14.8 and 9.0 percentage points to the combined ratio in the second quarter and first six months of 2016, compared with 7.5 and 5.8 percentage points in the same periods of 2015. Some of those losses were applicable to annual loss deductible provisions of our collateralized reinsurance funded through catastrophe bonds. For our collateralized reinsurance arrangement effective January 18, 2014, aggregate losses occurring from January 18, 2016, through June 30, 2016, totaled $8 million from two occurrences, where aggregate losses reached the applicable loss deductible provision for the specific geographic locations included in the severe convective storm portion of that coverage. If aggregate losses, after the $5 million per occurrence deductible, exceed $160 million during an annual coverage period, we can recover the excess through funds that collateralize the catastrophe bonds. The following table shows consolidated property casualty insurance catastrophe losses and loss expenses incurred, net of reinsurance, as well as the effect of loss development on prior period catastrophe events. We individually list declared catastrophe events for which our incurred losses reached or exceeded $10 million.

Consolidated Property Casualty Insurance Catastrophe Losses and Loss Expenses Incurred

(Dollars in millions, net of reinsurance)			Three months ended June 30,				Six months ended June 30,
			Comm.	Pers.	E&S		Comm.	Pers.	E&S
Dates	Event	Region	lines	lines	lines	Total	lines	lines	lines	Total
2016
Apr. 2-3	Hail, Wind	Midwest, Northeast, South	$6	$6	$—	$12	$6	$6	$—	$12
Apr. 10-15	Flood, hail, wind	South	55	—	1	56	55	—	1	56
Apr. 25-28	Flood, hail, wind	Midwest, South	9	4	—	13	9	4	—	13
Apr. 29-May 3	Flood, hail, wind	Midwest, South	18	7	—	25	18	7	—	25
May 7-10	Flood, hail, wind	Midwest, South, West	14	6	—	20	14	6	—	20
May 11-12	Flood, hail, wind	Midwest, South	11	2	—	13	11	2	—	13
May 21-28	Flood, hail, wind	Midwest, South, West	11	2	—	13	11	2	—	13
All other 2016 catastrophes			5	7	1	13	35	18	1	54
Development on 2015 and prior catastrophes			(1)	1	—	—	(6)	(1)	—	(7)
Calendar year incurred total			$128	$35	$2	$165	$153	$44	$2	$199

2015
Feb. 16-27	Freezing, ice and snow, wind	Midwest, Northeast, South	$1	$—	$—	$1	$33	$9	$—	$42
Apr. 7-10	Flood, hail, wind	Midwest, Northeast, South	8	15	—	23	8	15	—	23
Apr. 18-20	Flood, hail, wind	Midwest, South	6	6	—	12	6	6	—	12
All other 2015 catastrophes			28	14	1	43	35	20	1	56
Development on 2014 and prior catastrophes			—	—	—	—	(9)	(2)	—	(11)
Calendar year incurred total			$43	$35	$1	$79	$73	$48	$1	$122

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

The following table includes data for losses incurred of $1 million or more per claim, net of reinsurance.

Consolidated Property Casualty Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended June 30,			Six months ended June 30,
	2016	2015	% Change	2016	2015	% Change
Current accident year losses greater than $5,000,000	$23	$5	360	$23	$17	35
Current accident year losses $1,000,000- $5,000,000	34	24	42	76	61	25
Large loss prior accident year reserve development	3	(4)	(175)	3	11	(73)
Total large losses incurred	60	25	140	102	89	15
Losses incurred but not reported	34	38	(11)	107	81	32
Other losses excluding catastrophe losses	399	417	(4)	801	835	(4)
Catastrophe losses	163	78	109	196	120	63
Total losses incurred	$656	$558	18	$1,206	$1,125	7

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5,000,000	2.0%	0.5%	1.5	1.0%	0.8%	0.2
Current accident year losses $1,000,000- $5,000,000	3.1	2.1	1.0	3.5	2.9	0.6
Large loss prior accident year reserve development	0.3	(0.3)	0.6	0.1	0.5	(0.4)
Total large loss ratio	5.4	2.3	3.1	4.6	4.2	0.4
Losses incurred but not reported	3.1	3.6	(0.5)	4.8	3.9	0.9
Other losses excluding catastrophe losses	35.7	39.6	(3.9)	36.2	39.8	(3.6)
Catastrophe losses	14.6	7.3	7.3	8.9	5.7	3.2
Total loss ratio	58.8%	52.8%	6.0	54.5%	53.6%	0.9

We believe the inherent variability of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the variability in addition to general inflationary trends in loss costs. Our analysis continues to indicate no unexpected concentration of large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The second-quarter 2016 property casualty total large losses incurred of $60 million, net of reinsurance, were higher than both the $54 million quarterly average during 2015 and the $25 million for the second quarter of 2015. The ratio for these large losses was 3.1 percentage points higher compared with last year’s second quarter. The second-quarter 2016 amount of total large losses incurred helped contribute to the increase in the six-month 2016 total large loss ratio, compared with 2015, in addition to a first-quarter 2016 ratio that was 2.2 points lower than the first quarter of 2015. We believe results for the three- and six-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million. Losses by size are discussed in further detail in results of operations by property casualty insurance segment.

FINANCIAL RESULTS
Consolidated results reflect the operating results of each of our five segments along with the parent company and other activities reported as “Other.” The five segments are:

•	Commercial lines property casualty insurance

•	Personal lines property casualty insurance

•	Excess and surplus lines property casualty insurance

•	Life insurance

•	Investments

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

COMMERCIAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2016	2015	% Change	2016	2015	% Change
Earned premiums	$771	$745	3	$1,531	$1,478	4
Fee revenues	1	1	0	2	2	0
Total revenues	772	746	3	1,533	1,480	4
Loss and loss expenses from:
Current accident year before catastrophe losses	429	437	(2)	897	886	1
Current accident year catastrophe losses	129	43	200	159	82	94
Prior accident years before catastrophe losses	(57)	(63)	10	(81)	(68)	(19)
Prior accident years catastrophe losses	(1)	—	nm	(6)	(9)	33
Loss and loss expenses	500	417	20	969	891	9
Underwriting expenses	246	232	6	488	466	5
Underwriting profit	$26	$97	(73)	$76	$123	(38)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	55.7%	58.7%	(3.0)	58.6%	59.9%	(1.3)
Current accident year catastrophe losses	16.8	5.8	11.0	10.4	5.6	4.8
Prior accident years before catastrophe losses	(7.4)	(8.6)	1.2	(5.3)	(4.6)	(0.7)
Prior accident years catastrophe losses	(0.2)	0.1	(0.3)	(0.4)	(0.6)	0.2
Loss and loss expenses	64.9	56.0	8.9	63.3	60.3	3.0
Underwriting expenses	31.9	31.2	0.7	31.9	31.6	0.3
Combined ratio	96.8%	87.2%	9.6	95.2%	91.9%	3.3

Combined ratio	96.8%	87.2%	9.6	95.2%	91.9%	3.3
Contribution from catastrophe losses and prior years reserve development	9.2	(2.7)	11.9	4.7	0.4	4.3
Combined ratio before catastrophe losses and prior years reserve development	87.6%	89.9%	(2.3)	90.5%	91.5%	(1.0)

Overview
Performance highlights for the commercial lines segment include:

•
Premiums – Earned premiums and net written premiums for the commercial lines segment grew during the second quarter and first half of 2016, primarily due to renewal premium growth that continued to reflect price increases and a higher level of insured exposures. Higher new business written premiums for the first six months of 2016 also contributed to growth. The table below analyzes the primary components of premiums. We continue using predictive analytics tools to improve pricing precision and segmentation while also leveraging our local relationships with agents through the efforts of our teams that work closely with them. We seek to maintain appropriate pricing discipline for both new and renewal business as our agents and underwriters assess account quality to make careful decisions on a case-by-case basis whether to write or renew a policy.

Agency renewal written premiums rose 3 percent for both the three and six months ended June 30, 2016, reflecting price increases and improving economic conditions. During the second quarter of 2016, our overall standard commercial lines policies continued to average estimated renewal price increases at percentages in the low-single-digit range, similar to the first quarter of 2016. We continue to segment commercial lines policies, emphasizing identification and retention of policies we believe have relatively stronger pricing. Conversely, we have been seeking stricter renewal terms and conditions on policies we believe have relatively weaker pricing, in turn retaining fewer of those policies. As a result, the average change in commercial lines renewal pricing was somewhat lower than in 2015. We measure average changes in commercial lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for the respective policies.

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

Our average overall commercial lines renewal pricing change includes the impact of flat pricing of certain coverages within package policies written for a three-year term that were in force but did not expire during the period being measured. Therefore, the change in average commercial lines renewal pricing we report reflects a blend of three-year policies that did not expire and other policies that did expire during the measurement period. For commercial lines policies that did expire and were then renewed during the second quarter of 2016, we estimate that our average percentage price increase for both commercial auto and commercial property lines were in the mid-single-digit range. The estimated average percentage price change for our commercial casualty line of business was an increase in the low-single-digit range, and for workers’ compensation it was a decrease in the low-single-digit range.
Renewal premiums for our commercial casualty and workers’ compensation lines include the results of policy audits that adjust initial premium amounts based on differences between estimated and actual sales or payroll related to a specific policy. Audits completed during the second quarter and first six months of 2016 contributed $20 million and $41 million to net written premiums, respectively. Audits contributed less than $1 million of the $10 million net increase in net written premiums for the second quarter of 2016 and $4 million of the $54 million net increase in net written premiums for the first six months of 2016, compared with the same periods a year ago. The $53 million increase in earned premiums during the first six months of 2016, compared with 2015, included an increase from audit premiums of $1 million.
New business written premiums for commercial lines increased less than $1 million and $8 million during the second quarter and first six months of 2016, compared with the same periods of 2015. During the first six months of 2016, new business written premiums grew for each major line of business in our commercial lines segment except for commercial auto, which decreased by less than 1 percent. Trend analysis for year-over-year comparisons of individual quarters are more difficult to assess for commercial lines new business written premiums, due to inherent variability. That variability is often driven by larger policies with annual premiums greater than $100,000.
Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. A decrease in ceded premiums contributed $2 million to net written premium growth for the first six months of 2016, compared with the same period of 2015, while second-quarter 2016 ceded premiums essentially matched the same quarter of 2015.

Commercial Lines Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2016	2015	% Change	2016	2015	% Change
Agency renewal written premiums	$718	$699	3	$1,476	$1,429	3
Agency new business written premiums	93	93	0	180	172	5
Other written premiums	(14)	(5)	(180)	(32)	(31)	(3)
Net written premiums	797	787	1	1,624	1,570	3
Unearned premium change	(26)	(42)	(38)	(93)	(92)	(1)
Earned premiums	$771	$745	3	$1,531	$1,478	4

•
Combined ratio – The commercial lines combined ratio rose for the three and six months ended June 30, 2016, compared with the same periods last year, largely due to weather-related natural catastrophe losses and loss expenses that were 10.7 and 5.0 percentage points higher, respectively.

Catastrophe losses and loss expenses accounted for 16.6 and 10.0 percentage points of the combined ratio for the second quarter and first six months of 2016, compared with 5.9 and 5.0 percentage points for the same periods a year ago. The 10-year annual average for that catastrophe measure through 2015 for the commercial lines segment was 4.4 percentage points, and the five-year annual average was 5.6 percentage points.
The net effect of reserve development on prior accident years during the second quarter and first six months of 2016 was favorable for commercial lines overall by $58 million and $87 million compared with $63 million and $77 million for the same periods in 2015. For the six months ended June 30, 2016, our workers’ compensation line of business was the largest contributor to the total commercial lines net favorable reserve development on prior accident years, followed by our commercial casualty line of business and other commercial lines, which was largely attributable to director and officer liability insurance. Those contributions were partially offset by unfavorable development for our commercial auto line of business. The net favorable reserve development recognized during the first six months of 2016 for our commercial lines segment was distributed mainly between

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

accident years 2015 and 2014, and was primarily due to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2015 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 46.
The commercial lines underwriting expense ratio increased 0.7 and 0.3 percentage points for the second quarter and first six months of 2016, compared with the same periods of 2015. Strategic investments that include enhancement of underwriting expertise offset the favorable effects of higher earned premiums and ongoing expense management efforts.
Underwriting results and related measures for the combined ratio are summarized in the first table of Commercial Lines Insurance Results. The tables and discussion below provide additional details for certain primary drivers of underwriting results.

Commercial Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended June 30,			Six months ended June 30,
	2016	2015	% Change	2016	2015	% Change
Current accident year losses greater than $5,000,000	$23	$5	360	$23	$17	35
Current accident year losses $1,000,000- $5,000,000	33	14	136	69	38	82
Large loss prior accident year reserve development	4	(4)	nm	3	11	(73)
Total large losses incurred	60	15	300	95	66	44
Losses incurred but not reported	2	17	(88)	66	48	38
Other losses excluding catastrophe losses	244	274	(11)	499	546	(9)
Catastrophe losses	126	43	193	151	72	110
Total losses incurred	$432	$349	24	$811	$732	11

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5,000,000	2.9%	0.7%	2.2	1.5%	1.2%	0.3
Current accident year losses $1,000,000- $5,000,000	4.2	1.7	2.5	4.5	2.6	1.9
Large loss prior accident year reserve development	0.6	(0.5)	1.1	0.2	0.7	(0.5)
Total large loss ratio	7.7	1.9	5.8	6.2	4.5	1.7
Losses incurred but not reported	0.3	2.2	(1.9)	4.3	3.2	1.1
Other losses excluding catastrophe losses	31.6	37.0	(5.4)	32.6	37.0	(4.4)
Catastrophe losses	16.4	5.8	10.6	9.9	4.9	5.0
Total loss ratio	56.0%	46.9%	9.1	53.0%	49.6%	3.4

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The second-quarter 2016 commercial lines total large losses incurred of $60 million, net of reinsurance, were higher than both the quarterly average of $42 million during 2015 and the $15 million total large losses incurred for the second quarter of 2015. The ratio for these large losses was 5.8 percentage points higher compared with last year’s second-quarter ratio. The second-quarter 2016 amount of total large losses incurred helped contribute to the increase in the six-month 2016 total large loss ratio, compared with 2015, offsetting a first-quarter 2016 ratio that was 2.3 points lower than the first quarter of 2015. We believe results for the three- and six-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

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

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2016	2015	% Change	2016	2015	% Change
Commercial casualty:
Written premiums	$278	$274	1	$563	$540	4
Earned premiums	263	252	4	520	496	5
Current accident year before catastrophe losses	58.7%	59.6%		59.5%	59.4%
Current accident year catastrophe losses	—	—		—	—
Prior accident years before catastrophe losses	(7.5)	(9.1)		(4.4)	(4.1)
Prior accident years catastrophe losses	—	—		—	—
Total loss and loss expenses ratio	51.2%	50.5%		55.1%	55.3%
Commercial property:
Written premiums	$223	$218	2	$448	$424	6
Earned premiums	215	203	6	429	399	8
Current accident year before catastrophe losses	36.3%	42.1%		43.8%	47.8%
Current accident year catastrophe losses	57.6	19.6		35.7	18.2
Prior accident years before catastrophe losses	(5.4)	(2.0)		(3.6)	(2.0)
Prior accident years catastrophe losses	(1.0)	0.1		(1.6)	(1.8)
Total loss and loss expenses ratio	87.5%	59.8%		74.3%	62.2%
Commercial auto:
Written premiums	$156	$149	5	$314	$298	5
Earned premiums	147	139	6	291	275	6
Current accident year before catastrophe losses	76.3%	75.8%		76.9%	74.1%
Current accident year catastrophe losses	2.2	1.3		1.4	0.7
Prior accident years before catastrophe losses	9.1	8.3		7.4	8.4
Prior accident years catastrophe losses	—	(0.2)		(0.1)	(0.2)
Total loss and loss expenses ratio	87.6%	85.2%		85.6%	83.0%
Workers' compensation:
Written premiums	$86	$89	(3)	$191	$193	(1)
Earned premiums	89	90	(1)	178	183	(3)
Current accident year before catastrophe losses	70.9%	77.6%		72.2%	74.5%
Current accident year catastrophe losses	—	—		—	—
Prior accident years before catastrophe losses	(25.5)	(44.8)		(20.1)	(30.3)
Prior accident years catastrophe losses	—	—		—	—
Total loss and loss expenses ratio	45.4%	32.8%		52.1%	44.2%
Other commercial lines:
Written premiums	$54	$55	(2)	$108	$113	(4)
Earned premiums	57	61	(7)	113	125	(10)
Current accident year before catastrophe losses	37.8%	42.7%		42.1%	48.6%
Current accident year catastrophe losses	3.8	3.4		2.2	6.6
Prior accident years before catastrophe losses	(28.2)	(13.6)		(25.5)	(6.7)
Prior accident years catastrophe losses	1.3	1.2		0.7	(0.7)
Total loss and loss expenses ratio	14.7%	33.7%		19.5%	47.8%

As discussed above, the loss and loss expenses ratio component of the combined ratio is an important measure of underwriting profit and performance. Catastrophe losses are volatile and can distort short-term profitability trends, particularly for certain lines of business. Development of loss and loss expense reserves on prior accident years can also distort trends in measures of profitability for recently written business. To illustrate these effects,

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

we separate their impact on the ratios shown in the table above. For the six months ended June 30, 2016, the commercial line of business with the most significant profitability challenge was commercial auto. For the first six months of 2016, our commercial auto policies experienced average renewal price percentage increases in the mid-single-digit range, which we believe will help improve profitability in future quarters. We further discuss current initiatives for commercial auto in the Highlights of Our Strategy and Supporting Initiatives section of this quarterly report and in our 2015 Annual Report on Form 10-K, Item 7, Commercial Lines of Business Analysis, Page 67.

PERSONAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2016	2015	% Change	2016	2015	% Change
Earned premiums	$288	$272	6	$571	$540	6
Fee revenues	1	—	nm	2	1	100
Total revenues	289	272	6	573	541	6
Loss and loss expenses from:
Current accident year before catastrophe losses	180	179	1	360	358	1
Current accident year catastrophe losses	34	35	(3)	45	50	(10)
Prior accident years before catastrophe losses	9	2	350	(7)	1	(800)
Prior accident years catastrophe losses	1	—	nm	(1)	(2)	50
Loss and loss expenses	224	216	4	397	407	(2)
Underwriting expenses	85	81	5	168	162	4
Underwriting profit (loss)	$(20)	$(25)	(20)	$8	$(28)	nm

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	62.5%	65.9%	(3.4)	63.0%	66.3%	(3.3)
Current accident year catastrophe losses	12.1	12.8	(0.7)	7.9	9.2	(1.3)
Prior accident years before catastrophe losses	3.1	1.1	2.0	(1.2)	0.2	(1.4)
Prior accident years catastrophe losses	0.3	(0.2)	0.5	(0.2)	(0.4)	0.2
Loss and loss expenses	78.0	79.6	(1.6)	69.5	75.3	(5.8)
Underwriting expenses	29.5	29.6	(0.1)	29.4	30.0	(0.6)
Combined ratio	107.5%	109.2%	(1.7)	98.9%	105.3%	(6.4)

Combined ratio	107.5%	109.2%	(1.7)	98.9%	105.3%	(6.4)
Contribution from catastrophe losses and prior years reserve development	15.5	13.7	1.8	6.5	9.0	(2.5)
Combined ratio before catastrophe losses and prior years reserve development	92.0%	95.5%	(3.5)	92.4%	96.3%	(3.9)

Overview
Performance highlights for the personal lines segment include:

•
Premiums – Personal lines earned premiums and net written premiums for the second quarter and first six months of 2016 continued to grow, primarily due to rising renewal written premiums. Price increases and a high level of policy retention contributed to premium growth. The table below analyzes the primary components of premiums.

Agency renewal written premiums increased 6 percent for both the second quarter and first six months of 2016, largely reflecting rate increases. We estimate that premium rates for our personal auto line of business increased at average percentages near the low end of the high-single-digit range during the first six months of 2016, with the second-quarter 2016 average increase higher than in the first quarter of 2016. For our homeowner line of business, we estimate that rate increases for the first six months of 2016 averaged a percentage in the mid-single-digit range. For both our personal auto and homeowner lines of business, some individual policies experienced lower or higher rate changes based on each risk's specific characteristics and enhanced pricing precision enabled by predictive models.
Personal lines new business written premiums grew 13 percent and 9 percent during the second quarter and first six months of 2016, compared with the same periods of 2015. Nearly all of that growth came from high net

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

worth clients of our agencies. First-half 2016 personal lines new business written premiums from high net worth policies totaled approximately $14 million.
Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. A decrease in ceded premiums contributed less than $1 million to net written premium growth for both the second quarter and first six months of 2016, compared with the same periods of 2015.
We continue to implement strategies discussed in our 2015 Annual Report on Form 10-K, Item 1, Strategic Initiatives, Page 12, to enhance our responsiveness to marketplace changes and to help achieve our long-term objectives for personal lines growth and profitability. These strategies include initiatives to more profitably underwrite personal auto policies.

Personal Lines Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2016	2015	% Change	2016	2015	% Change
Agency renewal written premiums	$302	$285	6	$538	$508	6
Agency new business written premiums	34	30	13	59	54	9
Other written premiums	(6)	(6)	0	(11)	(12)	8
Net written premiums	330	309	7	586	550	7
Unearned premium change	(42)	(37)	(14)	(15)	(10)	(50)
Earned premiums	$288	$272	6	$571	$540	6

•
Combined ratio – Our personal lines combined ratio improved by 1.7 and 6.4 percentage points for the three and six months ended June 30, 2016, compared with the same periods of 2015, including 0.2 and 1.1 points from lower weather-related natural catastrophe losses and loss expenses.

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
Catastrophe losses and loss expenses accounted for 12.4 and 7.7 percentage points of the combined ratio for the three and six months ended June 30, 2016, compared with 12.6 and 8.8 percentage points for the same periods of 2015. The 10-year annual average catastrophe loss ratio through 2015 for the personal lines segment was 10.9 percentage points, and the five-year annual average was 11.4 percentage points.
Personal lines net reserve development on prior accident years netted to an unfavorable $10 million for the second quarter but a favorable $8 million for the first six months of 2016. In the first six months of 2016, our homeowner and other personal lines of business developed favorably, largely for accident year 2015, while our personal auto line of business developed unfavorably for several accident years prior to 2015. The six-month personal lines total reserve development was $7 million more favorable than the same period of 2015 and included a first-quarter 2016 refinement to reserves for loss expenses. The refinement transferred approximately $10 million of reserves for loss expenses, primarily for our personal auto line of business, to various lines of business in our commercial lines segment. For losses only, our six-month 2016 personal auto prior accident year net reserve development was unfavorable by $14 million. In the first six months of 2016, our personal lines segment net favorable reserve development was attributable primarily to accident year 2015. Reserve estimates are inherently uncertain as described in our 2015 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 46.
The underwriting expense ratio decreased 0.1 percentage points for the second quarter and 0.6 percentage points for first six months of 2016, compared with the same periods of 2015. The decreases reflect an unusually high ratio for the 2015 periods from changes in estimates related to allocations of deferred acquisition costs by segment. That effect also offset the effect of strategic investments that include enhancement of underwriting expertise.

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

Personal Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended June 30,			Six months ended June 30,
	2016	2015	% Change	2016	2015	% Change
Current accident year losses greater than $5,000,000	$—	$—	nm	$—	$—	nm
Current accident year losses $1,000,000- $5,000,000	—	10	(100)	6	22	(73)
Large loss prior accident year reserve development	(2)	—	nm	(1)	—	nm
Total large losses incurred	(2)	10	nm	5	22	(77)
Losses incurred but not reported	23	14	64	34	21	62
Other losses excluding catastrophe losses	141	136	4	274	270	1
Catastrophe losses	35	34	3	43	47	(9)
Total losses incurred	$197	$194	2	$356	$360	(1)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5,000,000	—%	—%	0.0	—%	—%	0.0
Current accident year losses $1,000,000- $5,000,000	—	3.5	(3.5)	1.0	4.1	(3.1)
Large loss prior accident year reserve development	(0.7)	0.1	(0.8)	(0.1)	—	(0.1)
Total large loss ratio	(0.7)	3.6	(4.3)	0.9	4.1	(3.2)
Losses incurred but not reported	8.1	5.1	3.0	6.0	3.9	2.1
Other losses excluding catastrophe losses	48.9	50.0	(1.1)	47.9	49.8	(1.9)
Catastrophe losses	12.2	12.5	(0.3)	7.6	8.7	(1.1)
Total loss ratio	68.5%	71.2%	(2.7)	62.4%	66.5%	(4.1)

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the second quarter of 2016, the personal lines total large loss ratio, net of reinsurance, was 4.3 percentage points lower than last year’s second quarter. The second-quarter 2016 amount of total large losses incurred helped contribute to the decrease in the six-month 2016 total large loss ratio, compared with 2015, in addition to a first-quarter 2016 ratio that was 2.1 points lower than the first quarter of 2015. We believe results for the three- and six-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

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

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2016	2015	% Change	2016	2015	% Change
Personal auto:
Written premiums	$154	$142	8	$277	$256	8
Earned premiums	135	125	8	266	248	7
Current accident year before catastrophe losses	79.5%	79.7%		79.3%	80.8%
Current accident year catastrophe losses	1.9	2.3		1.4	1.2
Prior accident years before catastrophe losses	10.6	5.8		2.3	4.4
Prior accident years catastrophe losses	(0.1)	(0.1)		(0.2)	(0.3)
Total loss and loss expenses ratio	91.9%	87.7%		82.8%	86.1%
Homeowner:
Written premiums	$140	$132	6	$243	$230	6
Earned premiums	121	114	6	240	228	5
Current accident year before catastrophe losses	49.1%	52.9%		50.3%	54.1%
Current accident year catastrophe losses	25.4	25.6		16.0	19.0
Prior accident years before catastrophe losses	(0.8)	(2.4)		(3.0)	(3.7)
Prior accident years catastrophe losses	0.8	(0.3)		(0.4)	(0.7)
Total loss and loss expenses ratio	74.5%	75.8%		62.9%	68.7%
Other personal:
Written premiums	$36	$35	3	$66	$64	3
Earned premiums	32	33	(3)	65	64	2
Current accident year before catastrophe losses	42.0%	58.2%		43.1%	53.9%
Current accident year catastrophe losses	4.7	8.4		5.2	5.6
Prior accident years before catastrophe losses	(13.5)	(4.9)		(9.0)	(1.9)
Prior accident years catastrophe losses	0.0	0.0		0.1	(0.4)
Total loss and loss expenses ratio	33.2%	61.7%		39.4%	57.2%

As discussed above, the loss and loss expenses ratio component of the combined ratio is an important measure of underwriting profit and performance. Catastrophe losses are volatile and can distort short-term profitability trends, particularly for certain lines of business. Development of loss and loss expense reserves on prior accident years can also distort trends in measures of profitability for recently written business. To illustrate these effects, we separate their impact on the ratios shown in the table above. For the six months ended June 30, 2016, the line of business in our personal lines insurance segment with the most significant profitability challenge was personal auto. During the first six months of 2016, premium rate increases that allow for more pricing precision on our personal auto policies continued to be implemented at average percentages near the low end of the high-single-digit range. We continue to work toward greater pricing precision in addition to broad-based rate increases to help improve profitability over the long term.

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

EXCESS AND SURPLUS LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2016	2015	% Change	2016	2015	% Change
Earned premiums	$45	$42	7	$88	$82	7
Fee revenues	—	1	(100)	—	1	(100)
Total revenues	45	43	5	88	83	6
Loss and loss expenses from:
Current accident year before catastrophe losses	26	29	(10)	53	58	(9)
Current accident year catastrophe losses	2	1	100	2	1	100
Prior accident years before catastrophe losses	(1)	(9)	89	(15)	(14)	(7)
Prior accident years catastrophe losses	—	—	nm	—	—	nm
Loss and loss expenses	27	21	29	40	45	(11)
Underwriting expenses	13	11	18	26	23	13
Underwriting profit	$5	$11	(55)	$22	$15	47

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	56.7%	69.3%	(12.6)	59.8%	70.7%	(10.9)
Current accident year catastrophe losses	3.2	0.6	2.6	1.9	0.9	1.0
Prior accident years before catastrophe losses	(1.9)	(20.2)	18.3	(16.4)	(17.0)	0.6
Prior accident years catastrophe losses	0.0	(0.1)	0.1	(0.1)	(0.2)	0.1
Loss and loss expenses	58.0	49.6	8.4	45.2	54.4	(9.2)
Underwriting expenses	29.4	26.4	3.0	29.4	27.7	1.7
Combined ratio	87.4%	76.0%	11.4	74.6%	82.1%	(7.5)

Combined ratio	87.4%	76.0%	11.4	74.6%	82.1%	(7.5)
Contribution from catastrophe losses and prior years reserve development	1.3	(19.7)	21.0	(14.6)	(16.3)	1.7
Combined ratio before catastrophe losses and prior years reserve development	86.1%	95.7%	(9.6)	89.2%	98.4%	(9.2)

 Overview
Performance highlights for the excess and surplus lines segment include:

•
Premiums – Excess and surplus lines net written premiums continued to grow during the second quarter and first six months of 2016. Growth in renewal written premiums was the main contributor to the increase.

Renewal written premiums rose 9 percent and 11 percent for the three and six months ended June 30, 2016, compared with the same periods of 2015, reflecting the opportunity to renew many accounts for the first time, as well as higher renewal pricing. June 2016 marked the 70th consecutive month of positive average price changes for the excess and surplus lines segment of our property casualty business. For the second quarter and the first half of 2016, excess and surplus lines policy renewals experienced estimated average percentage price increases near the high end of the low-single-digit range. We measure average changes in excess and surplus lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies.
New business written premiums produced by agencies rose modestly, by $1 million, for both for the second quarter and first six months of 2016, compared with the same periods of 2015, reflecting careful underwriting in a highly competitive market. Some of what we report as new business came from accounts that were not new to our agents. We believe our agents’ seasoned accounts tend to be priced more accurately than business that may be less familiar to them.

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

Excess and Surplus Lines Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2016	2015	% Change	2016	2015	% Change
Agency renewal written premiums	$37	$34	9	$71	$64	11
Agency new business written premiums	16	15	7	29	28	4
Other written premiums	(2)	(3)	33	(4)	(4)	0
Net written premiums	51	46	11	96	88	9
Unearned premium change	(6)	(4)	(50)	(8)	(6)	(33)
Earned premiums	$45	$42	7	$88	$82	7

•
Combined ratio – The excess and surplus lines combined ratio rose 11.4 percentage points for the second quarter 2016, compared with the same period of 2015, as a lower ratio for current accident year losses and loss expenses before catastrophe losses was offset by less favorable reserve development on prior accident years before catastrophe losses. For the first six months of 2016, the combined ratio improved by 7.5 percentage points, compared with the first six months of 2015, driven by lower ratios for current accident year losses and loss expenses before catastrophe losses.

Catastrophe losses and loss expenses accounted for 3.2 and 1.8 percentage points of the combined ratio for the three and six months ended June 30, 2016, compared with 0.5 and 0.7 percentage points for the same periods of 2015.
Excess and surplus lines net favorable reserve development on prior accident years as a ratio to earned premiums was 1.9 percent and 16.5 percent for the second quarter and first six months of 2016, compared with 20.3 percent and 17.2 percent for the same periods of 2015. The net favorable reserve development recognized during the first six months of 2016 was distributed almost evenly among accident years 2015, 2014 and 2013. It was due primarily to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2015 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 46.
The underwriting expense ratio for the second quarter and first six months of 2016 increased, compared with the same periods of 2015. Strategic investments that include enhancement of underwriting expertise offset the favorable effects of higher earned premiums and ongoing expense management efforts.

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

Excess and Surplus Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended June 30,			Six months ended June 30,
	2016	2015	% Change	2016	2015	% Change
Current accident year losses greater than $5,000,000	$—	$—	nm	$—	$—	nm
Current accident year losses $1,000,000- $5,000,000	1	—	nm	1	1	0
Large loss prior accident year reserve development	1	—	nm	1	—	nm
Total large losses incurred	2	—	nm	2	1	100
Losses incurred but not reported	9	7	29	7	12	(42)
Other losses excluding catastrophe losses	5	7	(29)	14	19	(26)
Catastrophe losses	2	1	100	2	1	100
Total losses incurred	$18	$15	20	$25	$33	(24)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5,000,000	—%	—%	0.0	—%	—%	0.0
Current accident year losses $1,000,000- $5,000,000	2.2	—	2.2	1.1	1.2	(0.1)
Large loss prior accident year reserve development	1.7	—	1.7	0.7	—	0.7
Total large loss ratio	3.9	—	3.9	1.8	1.2	0.6
Losses incurred but not reported	20.3	18.3	2.0	7.8	15.1	(7.3)
Other losses excluding catastrophe losses	12.7	17.5	(4.8)	16.6	23.5	(6.9)
Catastrophe losses	3.1	0.4	2.7	1.7	0.6	1.1
Total loss ratio	40.0%	36.2%	3.8	27.9%	40.4%	(12.5)

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the second quarter of 2016, the excess and surplus lines total ratio for large losses, net of reinsurance, was 3.9 percentage points higher compared with last year’s second quarter. The second-quarter 2016 amount of total large losses incurred helped contribute to the increase in the six-month 2016 total large loss ratio, compared with 2015, offsetting a first-quarter 2016 ratio that was 2.9 points lower than the first quarter of 2015. We believe results for the three- and six-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

LIFE INSURANCE RESULTS

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2016	2015	% Change	2016	2015	% Change
Earned premiums	$59	$52	13	$117	$105	11
Separate account investment management fees	1	1	0	2	2	0
Total revenues	60	53	13	119	107	11
Contract holders' benefits incurred	62	58	7	125	118	6
Investment interest credited to contract holders'	(22)	(22)	0	(44)	(43)	(2)
Underwriting expenses incurred	19	16	19	38	34	12
Total benefits and expenses	59	52	13	119	109	9
Life insurance segment income (loss)	$1	$1	0	$—	$(2)	100

Overview
Performance highlights for the life insurance segment include:

•	Revenues – Revenues increased for the six months ended June 30, 2016, primarily due to higher earned premiums from term insurance products.
Net in-force life insurance policy face amounts increased to $54.664 billion at June 30, 2016, from $52.735 billion at year-end 2015.
Fixed annuity deposits received for the three and six months ended June 30, 2016, were $14 million and $26 million compared with $9 million and $17 million for same periods of 2015. Fixed annuity deposits have a minimal impact to earned premiums because deposits received are initially recorded as liabilities. Profit is earned over time by way of interest-rate spreads. We do not write variable or equity-indexed annuities.

Life Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2016	2015	% Change	2016	2015	% Change
Term life insurance	$38	$35	9	$75	$69	9
Universal life insurance	10	9	11	21	19	11
Other life insurance, annuity and disability income products	11	8	38	21	17	24
Net earned premiums	$59	$52	13	$117	$105	11

•
Profitability – Our life insurance segment typically reports a small profit or loss on a GAAP basis because profits from investment income spreads are included in our investment segment results. We include only investment income credited to contract holders (including interest assumed in life insurance policy reserve calculations) in our life insurance segment results. A gain of less than $1 million for our life insurance segment in the first six months of 2016, compared with a loss of $2 million for the same period of 2015, was largely due to increased premium revenues in 2016.

Life insurance segment benefits and expenses consist principally of contract holders’ (policyholders’) benefits incurred related to traditional life and interest-sensitive products and operating expenses incurred, net of deferred acquisition costs. Total benefits increased in the first six months of 2016. Mortality results increased from the same period of 2015 but were slightly less than our 2016 projections.
Operating expenses for the first six months of 2016 increased compared with the same period a year ago. For the first six months of 2016, unlocking of interest rate and other actuarial assumptions decreased the amount of expenses deferred to future periods, increasing operating expenses. For the first six months of 2015, unlocking increased the amount of expenses deferred to future periods, decreasing operating expenses.
Pretax earnings for the first six months of 2016, and for the comparable period of 2015, were reduced by less than $1 million due to unlocking of interest rates and other actuarial assumptions.
We recognize that assets under management, capital appreciation and investment income are integral to evaluating the success of the life insurance segment because of the long duration of life products. On a

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

basis that includes investment income and realized gains or losses from life-insurance-related invested assets, the life insurance company reported a net profit of $12 million and $22 million in the three and six months ended June 30, 2016, compared with a net profit of $11 million and $20 million for the same periods of 2015. The life insurance company portfolio had net after-tax realized investment gains of less than $1 million and $1 million for the three and six months ended June 30, 2016, compared with $1 million and $2 million for the three and six months ended June 30, 2015.

INVESTMENTS RESULTS

Overview
The investments segment contributes investment income and realized gains and losses to results of operations. Investments traditionally are our primary source of pretax and after-tax profits.

Investment Income
Pretax investment income increased 6 percent and 5 percent for the three and six months ended June 30, 2016, compared with the same periods of 2015. Interest income rose due to net purchases of fixed-maturity securities that offset the continuing effects of the low interest rate environment. Higher dividend income reflected rising dividend rates and net purchases of equity securities.

Investments Results

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2016	2015	% Change	2016	2015	% Change
Total investment income, net of expenses	$149	$140	6	$294	$279	5
Investment interest credited to contract holders'	(22)	(22)	0	(44)	(43)	(2)
Realized investment gains, net	44	60	(27)	105	107	(2)
Investments profit, pretax	$171	$178	(4)	$355	$343	3

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

(Dollars in millions)
At June 30, 2016	% Yield	Principal redemptions
Fixed-maturity pretax yield profile:
Expected to mature during the remainder of 2016	4.23%	$294
Expected to mature during 2017	4.79	645
Expected to mature during 2018	5.77	1,011
Average yield and total expected redemptions from the remainder of 2016 through 2018	5.22	$1,950

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

The table below shows the average pretax yield-to-amortized cost for fixed-maturity securities acquired during the periods indicated. The average yield of 4.65 percent for the first six months of 2016 was lower than the 4.70 percent average yield-to-amortized cost of the fixed-maturity securities portfolio at the end of 2015.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Average pretax yield-to-amortized cost on new fixed-maturities:
Acquired taxable fixed-maturities	4.30%	4.48%	4.50%	4.42%
Acquired tax-exempt fixed-maturities	2.96	3.43	3.01	3.34
Average total fixed-maturities acquired	4.03	3.93	4.08	3.90

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

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2016	2015	% Change	2016	2015	% Change
Investment income:
Interest	$110	$106	4	$219	$211	4
Dividends	41	35	17	78	71	10
Other	—	1	nm	1	1	0
Less investment expenses	2	2	0	4	4	0
Investment income, pretax	149	140	6	294	279	5
Less income taxes	35	33	6	70	66	6
Total investment income, after-tax	$114	$107	7	$224	$213	5

Investment returns:
Effective tax rate	23.9%	23.9%		23.8%	23.7%
Average invested assets plus cash and cash equivalents	$15,223	$14,534		$15,014	$14,488
Average yield pretax	3.92%	3.85%		3.92%	3.85%
Average yield after-tax	3.00	2.94		2.98	2.94

Fixed-maturity returns:
Effective tax rate	27.3%	27.2%		27.3%	27.1%
Average amortized cost	$9,480	$9,143		$9,421	$9,085
Average yield pretax	4.64%	4.64%		4.65%	4.65%
Average yield after-tax	3.38	3.38		3.38	3.39

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

Net Realized Gains and Losses
We reported net realized investment gains of $44 million and $105 million for the three and six months ended June 30, 2016, compared with $60 million and $107 million for the same periods of 2015. The total net realized investment gains for the first six months of 2016 included $99 million in net gains from sales of various common and preferred stock holdings, matching the same period of 2015.

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

Of the 3,211 securities in the portfolio, no fixed-maturity or equity securities were trading below 70 percent of amortized cost at June 30, 2016. Our asset impairment committee regularly monitors the portfolio, including a quarterly review of the entire portfolio for potential OTTI charges. We believe that if the improving liquidity in the markets were to reverse or the economic recovery were to significantly stall, we could experience declines in portfolio values and possibly additional OTTI charges.

The table below provides additional detail for OTTI charges:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Fixed maturities:
Utilities	$—	$—	$2	$—
Basic industry	—	3	$—	3
Total fixed maturities	—	3	2	3
Common equities:
Financial	—	1	—	1
Total common equities	—	1	—	1
Total	$—	$4	$2	$4

OTHER
We report as Other the noninvestment operations of the parent company and a noninsurance subsidiary, CFC Investment Company. We also report as Other the underwriting results of Cincinnati Re, our reinsurance assumed operation, including earned premiums, loss and loss expenses and underwriting expenses.

Total revenues for the first six months of 2016 for our Other operations increased, compared with the same period of 2015, primarily due to earned premiums from Cincinnati Re. Total expenses for Other also increased for the first six months of 2016, primarily due to losses and loss expenses and underwriting expenses from Cincinnati Re.

Other loss in the table below represents losses before income taxes. The net result of Cincinnati Re for the first six months of 2016 was a small underwriting loss of less than $1 million. For both periods shown, Other loss resulted largely from interest expense from debt of the parent company.

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2016	2015	% Change	2016	2015	% Change
Interest and fees on loans and leases	$1	$1	0	$2	$3	(33)
Earned premiums	10	—	nm	20	—	nm
Other revenues	1	1	0	1	1	0
Total revenues	12	2	500	23	4	475
Interest expense	13	13	0	26	26	0
Loss and loss expenses	8	—	nm	14	—	nm
Underwriting expenses	3	—	nm	6	—	nm
Operating expenses	5	3	67	7	7	0
Total expenses	29	16	81	53	33	61
Other loss	$(17)	$(14)	(21)	$(30)	$(29)	3

TAXES
We had $43 million and $120 million of income tax expense for the three and six months ended June 30, 2016, compared with $72 million and $118 million for the same periods of 2015. The effective tax rates for the three and six months ended June 30, 2016, were 25.9 percent and 27.8 percent compared with 29.0 percent and 28.0 percent for the same periods last year. The change in our effective tax rate was primarily due to changes in pretax income from underwriting results and realized investment gains and losses, with immaterial changes in the amount of permanent book-tax differences.

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

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2016, shareholders’ equity was $6.971 billion compared with $6.427 billion at December 31, 2015. Total debt was $814 million at June 30, 2016, $7 million less than at December 31, 2015. At June 30, 2016, cash and cash equivalents totaled $547 million compared with $544 million at December 31, 2015.

SOURCES OF LIQUIDITY

Subsidiary Dividends
Our lead insurance subsidiary declared dividends of $200 million to the parent company in the first six months of 2016, matching the same period of 2015. For full-year 2015, subsidiary dividends declared totaled $447 million. State of Ohio regulatory requirements restrict the dividends our insurance subsidiary can pay. For full-year 2016, total dividends that our insurance subsidiary could pay to our parent company without regulatory approval are approximately $534 million.

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

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

The table below shows a summary of operating cash flow for property casualty insurance (direct method):

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2016	2015	% Change	2016	2015	% Change
Premiums collected	$1,185	$1,119	6	$2,349	$2,206	6
Loss and loss expenses paid	(629)	(598)	(5)	(1,191)	(1,144)	(4)
Commissions and other underwriting expenses paid	(321)	(302)	(6)	(763)	(715)	(7)
Cash flow from underwriting	235	219	7	395	347	14
Investment income received	96	94	2	198	189	5
Cash flow from operations	$331	$313	6	$593	$536	11

Collected premiums for property casualty insurance rose $143 million during the first six months of 2016, compared with the same period in 2015. Loss and loss expenses paid increased $47 million, including a $22 million increase for catastrophe losses and loss expenses. Commissions and other underwriting expenses paid rose $48 million, primarily due to higher commissions paid to agencies, reflecting the increase in collected premiums.

We discuss our future obligations for claims payments and for underwriting expenses in our 2015 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 93, and Other Commitments also on Page 93.

Capital Resources
At June 30, 2016, our debt-to-total-capital ratio was 10.5 percent, with $786 million in long-term debt and $28 million in borrowing on our revolving short-term line of credit. That line of credit had a $35 million balance at December 31, 2015. At June 30, 2016, $197 million was available for future cash management needs. Based on our capital requirements at June 30, 2016, we do not anticipate a material increase in debt levels during the remainder of 2016. As a result, we expect changes in our debt-to-total-capital ratio to continue to be largely a function of the contribution of unrealized investment gains or losses to shareholders’ equity.

We provide details of our three, long-term notes in this quarterly report Item 1, Note 3 – Fair Value Measurements. None of the notes are encumbered by rating triggers.

Four independent ratings firms award insurer financial strength ratings to our property casualty insurance companies and three firms rate our life insurance company. Those firms made no changes to our parent company debt ratings during the first six months of 2016. Our debt ratings are discussed in our 2015 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, Other Sources of Liquidity, Page 91.

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

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

•
Commissions – Commissions paid were $484 million in the first six months of 2016. Commission payments generally track with written premiums, except for annual profit-sharing commissions typically paid during the first quarter of the year.

•
Other underwriting expenses – Many of our underwriting expenses are not contractual obligations, but reflect the ongoing expenses of our business. Noncommission underwriting expenses paid were $279 million in the first six months of 2016.

•
Technology costs – In addition to contractual obligations for hardware and software, we anticipate capitalizing up to $6 million in spending for key technology initiatives in 2016. Capitalized development costs related to key technology initiatives were $4 million in the first six months of 2016. These activities are conducted at our discretion, and we have no material contractual obligations for activities planned as part of these projects.

We contributed $5 million to our qualified pension plan during the first six months of 2016. We also contributed $8 million to our qualified pension plan during the third quarter of 2016 and do not anticipate further contributions during the remainder of 2016.

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

Uses of Capital
Uses of cash to enhance shareholder return include dividends to shareholders. In January and May 2016, the board of directors declared a regular quarterly cash dividend of 48 cents per share for an indicated annual rate of $1.92 per share. During the first six months of 2016, we used $151 million to pay cash dividends to shareholders.

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

Total gross reserves at June 30, 2016, increased $258 million compared with December 31, 2015. Case reserves for losses increased $125 million, IBNR reserves increased by $129 million and total loss expense reserves

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

increased by $4 million. Accounting for most of the total gross increase was the aggregate of our commercial property, commercial casualty and commercial auto lines of business.

Property Casualty Gross Reserves

(Dollars in millions)	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
At June 30, 2016	reserves	reserves	reserves	reserves	of total
Commercial lines insurance:
Commercial casualty	$933	$499	$540	$1,972	40.1%
Commercial property	289	19	53	361	7.3
Commercial auto	346	97	96	539	11.0
Workers' compensation	379	559	92	1,030	20.9
Other commercial	122	17	80	219	4.5
Subtotal	2,069	1,191	861	4,121	83.8
Personal lines insurance:
Personal auto	211	20	62	293	6.0
Homeowner	84	25	26	135	2.7
Other personal	47	48	5	100	2.0
Subtotal	342	93	93	528	10.7
Excess and surplus lines	92	87	61	240	4.9
Cincinnati Re	3	26	—	29	0.6
Total	$2,506	$1,397	$1,015	$4,918	100.0%
At December 31, 2015
Commercial lines insurance:
Commercial casualty	$897	$462	$542	$1,901	40.8%
Commercial property	192	28	42	262	5.6
Commercial auto	330	66	89	485	10.4
Workers' compensation	389	549	91	1,029	22.1
Other commercial	139	17	92	248	5.3
Subtotal	1,947	1,122	856	3,925	84.2
Personal lines insurance:
Personal auto	211	(7)	69	273	5.9
Homeowner	80	13	25	118	2.5
Other personal	52	50	5	107	2.3
Subtotal	343	56	99	498	10.7
Excess and surplus lines	91	80	56	227	4.9
Cincinnati Re	—	10	—	10	0.2
Total	$2,381	$1,268	$1,011	$4,660	100.0%

LIFE POLICY AND INVESTMENT CONTRACT RESERVES
Gross life policy and investment contract reserves were $2.624 billion at June 30, 2016, compared with $2.583 billion at year-end 2015, reflecting continued growth in life insurance policies in force. We discuss our life insurance reserving practices in our 2015 Annual Report on Form 10-K, Item 7, Life Insurance Policyholder Obligations and Reserves, Page 101.

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

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

The fair value of our investment portfolio was $15.380 billion at June 30, 2016, up $1.024 billion from year-end 2015, including a $488 million increase in the fixed-maturity portfolio and a $536 million increase in the equity portfolio.

(Dollars in millions)	At June 30, 2016				At December 31, 2015
	Cost or amortized cost	Percent of total	Fair value	Percent of total	Cost or amortized cost	Percent of total	Fair value	Percent of total
Taxable fixed maturities	$6,295	49.5%	$6,689	43.5%	$6,170	50.3%	$6,353	44.3%
Tax-exempt fixed maturities	3,223	25.4	3,449	22.4	3,154	25.7	3,297	23.0
Common equity securities	3,002	23.6	5,017	32.6	2,749	22.4	4,485	31.2
Nonredeemable preferred equity securities	187	1.5	225	1.5	189	1.6	221	1.5
Total	$12,707	100.0%	$15,380	100.0%	$12,262	100.0%	$14,356	100.0%

At June 30, 2016, our consolidated investment portfolio included $53 million of assets for which values are based on prices or valuation techniques that require significant management judgment (Level 3 assets). This represented less than 1 percent of investment portfolio assets measured at fair value. See Item 1, Note 3, Fair Value Measurements, for additional discussion of our valuation techniques. We have generally obtained and evaluated two nonbinding quotes from brokers; then, our investment professionals determined our best estimate of fair value. These investments include private placements, small issues and various thinly traded securities.

In addition to our investment portfolio, the total investments amount reported in our condensed consolidated balance sheets includes Other invested assets. Other invested assets included $30 million of life policy loans, $33 million of private equity investments and $16 million of real estate through direct property ownership and development projects in the United States at June 30, 2016.

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

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

Our investment portfolio had no European sovereign debt holdings at June 30, 2016. On that date, we owned other European-based securities, primarily corporate bonds, totaling $330 million in fair value. The composition of our European-based holdings at June 30, 2016, did not materially change from the $339 million fair value total at year-end 2015. We discussed our European-based holdings in our 2015 Annual Report on Form 10-K, Item 7a, Quantitative and Qualitative Disclosures About Market Risk, Page 108.

In the first six months of 2016, the increase in fair value of our fixed-maturity portfolio was driven by the combination of net purchases of securities and an increase in net unrealized gains reflecting a decrease in interest rates. At June 30, 2016, our fixed-maturity portfolio with an average rating of A3/A was valued at 106.5 percent of its amortized cost, compared with 103.5 percent at December 31, 2015.

At June 30, 2016, our investment-grade and noninvestment-grade fixed-maturity securities represented 89.9 percent and 4.5 percent of the portfolio, respectively. The remaining 5.6 percent represented fixed-maturity securities that were not rated by Moody's or S&P Global Ratings.

Attributes of the fixed-maturity portfolio include:

	At June 30, 2016		At December 31, 2015
Weighted average yield-to-amortized cost	4.67%		4.70%
Weighted average maturity	7.1	yrs	6.9	yrs
Effective duration	4.8	yrs	4.7	yrs

We discuss maturities of our fixed-maturity portfolio in our 2015 Annual Report on Form 10-K, Item 8, Note 2, Investments, Page 130, and in this quarterly report Item 2, Investments Results.

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

TAXABLE FIXED MATURITIES
Our taxable fixed-maturity portfolio, with a fair value of $6.689 billion at June 30, 2016, included:

(Dollars in millions)	At June 30, 2016	At December 31, 2015
Investment-grade corporate	$5,379	$5,060
States, municipalities and political subdivisions	353	314
Below investment-grade corporate	458	393
Commercial mortgage-backed	310	289
Government sponsored enterprises	170	278
Foreign government	10	10
Convertibles and bonds with warrants attached	5	5
United States government	4	4
Total	$6,689	$6,353

Our strategy is to buy, and typically hold, fixed-maturity investments to maturity, but we monitor credit profiles and fair value movements when determining holding periods for individual securities. With the exception of United States agency issues that include government-sponsored enterprises, no individual issuer’s securities accounted for more than 0.9 percent of the taxable fixed-maturity portfolio at June 30, 2016. Our investment-grade corporate bonds had an average rating of Baa2 by Moody’s or BBB+ by S&P Global Ratings and represented 80.4 percent of the taxable fixed-maturity portfolio’s fair value at June 30, 2016, compared with 79.7 percent at year-end 2015.

The heaviest concentration in our investment-grade corporate bond portfolio, based on fair value at June 30, 2016, was the financial-related sectors. It represented 40.2 percent of our investment-grade corporate bond portfolio, compared with 37.9 percent at year-end 2015. At June 30, 2016, the real estate sector, including commercial mortgage-backed securities, accounted for 15.0 percent and the insurance sector accounted for 12.6 percent. No other sector exceeded 10 percent of our investment-grade corporate bond portfolio.

Most of the $353 million of securities issued by states, municipalities and political subdivisions included in our taxable fixed-maturity portfolio at June 30, 2016, were Build America Bonds.

Our taxable fixed-maturity portfolio at June 30, 2016, included $310 million of commercial mortgage-backed securities with an average rating of Aa1/AA.

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

TAX-EXEMPT FIXED MATURITIES
At June 30, 2016, we had $3.449 billion of tax-exempt fixed-maturity securities with an average rating of Aa2/AA by Moody’s and S&P Global Ratings. We traditionally have purchased municipal bonds focusing on general obligation and essential services issues, such as water, waste disposal or others. The portfolio is well diversified among more than 1,400 municipal bond issues. No single municipal issuer accounted for more than 0.7 percent of the tax-exempt fixed-maturity portfolio at June 30, 2016.

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

The table below summarizes the effect of hypothetical changes in interest rates on the fair value of the fixed-maturity portfolio:

(Dollars in millions)	Effect from interest rate change in basis points
	-200	-100	-	100	200
At June 30, 2016	$11,157	$10,636	$10,138	$9,647	$9,174
At December 31, 2015	$10,585	$10,112	$9,650	$9,189	$8,748

The effective duration of the fixed-maturity portfolio as of June 30, 2016, was 4.8 years, up from 4.7 years at year-end 2015. The above table is a theoretical presentation showing that an instantaneous, parallel shift in the yield curve of 100 basis points could produce an approximately 4.9 percent change in the fair value of the fixed-maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value are to changes in the general level of interest rates, exclusive of call features. The fair values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.

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

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

EQUITY INVESTMENTS
Our equity investments, with a fair value totaling $5.242 billion at June 30, 2016, included $5.017 billion of common stock securities of companies generally with strong indications of paying and growing their dividends. Other criteria we evaluate include increasing sales and earnings, proven management and a favorable outlook. We believe our equity investment style is an appropriate long-term strategy. While our long-term financial position would be affected by prolonged changes in the market valuation of our investments, we believe our strong surplus position and cash flow provide a cushion against short-term fluctuations in valuation. Continued payment of cash dividends by the issuers of our common equity holdings can provide a floor to their valuation.

The table below summarizes the effect of hypothetical changes in market prices on fair value of our equity portfolio.

(Dollars in millions)	Effect from market price change in percent
	-30%	-20%	-10%	—	10%	20%	30%
At June 30, 2016	$3,669	$4,194	$4,718	$5,242	$5,766	$6,290	$6,815
At December 31, 2015	$3,294	$3,765	$4,235	$4,706	$5,177	$5,647	$6,118

At June 30, 2016, Johnson & Johnson (NYSE:JNJ) was our largest single common stock holding with a fair value of $153 million, or 3.0 percent of our publicly traded common stock portfolio and 1.0 percent of the total investment portfolio. Twenty holdings among eight different sectors each had a fair value greater than $100 million.

Common Stock Portfolio Industry Sector Distribution

	Percent of publicly traded common stock portfolio
	At June 30, 2016		At December 31, 2015
	Cincinnati Financial	S&P 500 Industry Weightings	Cincinnati Financial	S&P 500 Industry Weightings
Sector:
Information technology	15.5%	19.8%	18.4%	20.7%
Healthcare	14.4	14.7	12.2	15.1
Industrials	14.1	10.2	14.0	10.0
Financial	12.8	15.7	15.4	16.5
Consumer discretionary	12.1	12.3	10.6	12.9
Consumer staples	11.2	10.6	11.0	10.1
Energy	8.4	7.4	7.7	6.5
Materials	5.3	2.8	4.9	2.8
Utilities	4.0	3.6	3.8	3.0
Telecomm services	2.2	2.9	2.0	2.4
Total	100.0%	100.0%	100.0%	100.0%

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

UNREALIZED INVESTMENT GAINS AND LOSSES
At June 30, 2016, unrealized investment gains before taxes for the consolidated investment portfolio totaled
$2.765 billion and unrealized investment losses amounted to $92 million.

The net unrealized investment gains at June 30, 2016, consisted of a pretax net gain position in our fixed-maturity portfolio of $620 million and a net gain position in our equity portfolio of $2.053 billion. The net gain position in our fixed-maturity portfolio increased in the first six months of 2016 due largely to credit spread widening in our corporate bond portfolio, among other factors. The net gain position for our current fixed-maturity holdings will naturally decline over time as individual securities mature. In addition, changes in interest rates can cause rapid, significant changes in fair values of fixed-maturity securities and the net gain position, as discussed in Quantitative and Qualitative Disclosures About Market Risk. Events or factors such as economic growth or recession can also affect the fair value of our equity securities. The seven largest contributors to our common stock portfolio net gain position were Exxon Mobil Corporation (NYSE:XOM), Honeywell International Inc. (NYSE:HON), Johnson & Johnson (NYSE:JNJ), The Procter & Gamble Company (NYSE:PG), Hasbro Inc. (Nasdaq:HAS), 3M Co (NYSE: MMM) and Blackrock Inc. (NYSE:BLK), which had a combined gross unrealized gain position of $647 million.

Unrealized Investment Losses
We expect the number of securities trading below amortized cost to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, amortized costs for some securities are revised through OTTI recognized in prior periods. At June 30, 2016, 118 of the 3,211 securities we owned had fair values below amortized cost, compared with 414 of the 3,163 securities we owned at year-end 2015. The 118 holdings with fair values below cost or amortized cost at June 30, 2016, represented 7.3 percent of the fair value of our investment portfolio and $92 million in unrealized losses.

•
102 of the 118 holdings had fair value between 90 percent and 100 percent of amortized cost at June 30, 2016. Nine of these 102 holdings are equity securities that may be subject to OTTI charges taken through earnings should they not recover by the recovery dates we determined. The fair value of these nine equity securities was $311 million, and they accounted for $9 million in unrealized losses. The remaining 93 securities primarily consist of fixed-maturity securities whose current valuation is largely the result of interest rate factors. The fair value of these 93 securities was $473 million, and they accounted for $13 million in unrealized losses.

•
16 of the 118 holdings had fair value between 70 percent and 90 percent of amortized cost at June 30, 2016. Five of these 16 holdings were equity securities that may be subject to OTTI charges taken through earnings should they not recover by the dates we determined. The fair value of these equity securities was $272 million, and they accounted for $56 million in unrealized losses. We believe the remaining 11 fixed-maturity securities will continue to pay interest and ultimately pay principal upon maturity. The issuers of these 11 securities have strong cash flow to service their debt and meet their contractual obligation to make principal payments. The fair value of these securities was $74 million, and they accounted for $14 million in unrealized losses.

•	No holdings had fair value below 70 percent of amortized cost at June 30, 2016.

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

The table below reviews fair values and unrealized losses by investment category and by the overall duration of the securities’ continuous unrealized loss position.

(Dollars in millions)	Less than 12 months		12 months or more		Total	Total
	Fair	Unrealized	Fair	Unrealized	fair	unrealized
At June 30, 2016	value	losses	value	losses	value	losses
Fixed maturity securities:
Corporate	$252	$9	$258	$18	$510	$27
States, municipalities and political subdivisions	2	—	1	—	3	—
Commercial mortgage-backed	5	—	9	—	14	—
Government-sponsored enterprises	20	—	—	—	20	—
Subtotal	279	9	268	18	547	27
Equity securities:
Common equities	546	65	—	—	546	65
Nonredeemable preferred equities	19	—	18	—	37	—
Subtotal	565	65	18	—	583	65
Total	$844	$74	$286	$18	$1,130	$92
At December 31, 2015
Fixed maturity securities:
Corporate	$1,099	$63	$133	$33	$1,232	$96
States, municipalities and political subdivisions	47	1	22	—	69	1
Commercial mortgage-backed	103	2	2	—	105	2
Government-sponsored enterprises	100	2	127	4	227	6
Subtotal	1,349	68	284	37	1,633	105
Equity securities:
Common equities	270	51	—	—	270	51
Nonredeemable preferred equities	35	—	—	—	35	—
Subtotal	305	51	—	—	305	51
Total	$1,654	$119	$284	$37	$1,938	$156

At June 30, 2016, 53 fixed-maturity securities with a total unrealized loss of $18 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity securities had a fair value below 70 percent of amortized cost; 10 fixed-maturity securities with a fair value of $57 million had a fair value from 70 percent to less than 90 percent of amortized cost and accounted for $11 million in unrealized losses; and 43 fixed-maturity securities with a fair value of $211 million had fair values from 90 percent to less than 100 percent of amortized cost and accounted for $7 million in unrealized losses.

At June 30, 2016, two equity securities with a fair value of $18 million had been in an unrealized loss position for 12 months or more. These equity securities had a fair value from 90 percent to less than 100 percent of amortized cost and accounted for less than $1 million in unrealized losses.

At June 30, 2016, applying our invested asset impairment policy, we determined that the total of $18 million, for securities in an unrealized loss position for 12 months or more in the table above, was not other-than-temporarily impaired.

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

During the second quarter of 2016, two securities were written down through an impairment charge, for a total of four during the six months ended June 30, 2016. OTTI resulted in pretax, noncash charges of less than $1 million and $2 million for the three and six months ended June 30, 2016. During the first six months of 2015, no securities were written down through impairment charges.

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

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

The following table summarizes the investment portfolio by severity of decline:

(Dollars in millions)
At June 30, 2016	Number of issues	Cost or amortized cost	Fair value	Gross unrealized gain/loss	Gross investment income
Taxable fixed maturities:
Fair valued below 70% of amortized cost	—	$—	$—	$—	$—
Fair valued at 70% to less than 100% of amortized cost	103	573	546	(27)	14
Fair valued at 100% and above of amortized cost	1,355	5,722	6,143	421	142
Securities sold in current year	—	—	—	—	7
Total	1,458	6,295	6,689	394	163
Tax-exempt fixed maturities:
Fair valued below 70% of amortized cost	—	—	—	—	—
Fair valued at 70% to less than 100% of amortized cost	1	1	1	—	—
Fair valued at 100% and above of amortized cost	1,650	3,222	3,448	226	54
Securities sold in current year	—	—	—	—	2
Total	1,651	3,223	3,449	226	56
Common equities:
Fair valued below 70% of cost	—	—	—	—	—
Fair valued at 70% to less than 100% of cost	9	611	546	(65)	5
Fair valued at 100% and above of cost	60	2,391	4,471	2,080	66
Securities sold in current year	—	—	—	—	—
Total	69	3,002	5,017	2,015	71
Nonredeemable preferred equities:
Fair valued below 70% of cost	—	—	—	—	—
Fair valued at 70% to less than 100% of cost	5	37	37	—	1
Fair valued at 100% and above of cost	28	150	188	38	6
Securities sold in current year	—	—	—	—	—
Total	33	187	225	38	7
Portfolio summary:
Fair valued below 70% of cost or amortized cost	—	—	—	—	—
Fair valued at 70% to less than 100% of cost or amortized cost	118	1,222	1,130	(92)	20
Fair valued at 100% and above of cost or amortized cost	3,093	11,485	14,250	2,765	268
Investment income on securities sold in current year	—	—	—	—	9
Total	3,211	$12,707	$15,380	$2,673	$297

At December 31, 2015
Portfolio summary:
Fair valued below 70% of cost or amortized cost	9	$76	$47	$(29)	$4
Fair valued at 70% to less than 100% of cost or amortized cost	405	2,018	1,891	(127)	66
Fair valued at 100% and above of cost or amortized cost	2,749	10,168	12,418	2,250	478
Investment income on securities sold in current year	—	—	—	—	30
Total	3,163	$12,262	$14,356	$2,094	$578

See our 2015 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Asset Impairment, Page 50.

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures – The company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)).

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company’s management, with the participation of the company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of June 30, 2016. Based upon that evaluation, the company’s chief executive officer and chief financial officer concluded that the design and operation of the company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure:

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

Changes in Internal Control over Financial Reporting – During the three months ended June 30, 2016, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any of our shares that were not registered under the Securities Act during the first six months of 2016. The board of directors has authorized share repurchases since 1996. Purchases are expected to be made generally through open market transactions. The board gives management discretion to purchase shares at reasonable prices in light of circumstances at the time of purchase, subject to SEC regulations. On October 24, 2007, the board of directors expanded the existing repurchase authorization to approximately 13 million shares. We have 4,064,493 shares available for purchase under our programs at June 30, 2016.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1-30, 2016	—	—	—	4,099,493
May 1-31, 2016	—	—	—	4,099,493
June 1-30, 2016	35,000	$69.56	35,000	4,064,493
Totals	35,000	69.56	35,000

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

Item 6.    Exhibits

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of Cincinnati Financial Corporation (incorporated by reference to the company’s 2010 Annual Report on Form 10-K dated February 25, 2011, Exhibit 3.1)
3.2
Regulations of Cincinnati Financial Corporation, as amended through May 1, 2010 (incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, Exhibit 3.2)

10.1	Cincinnati Financial Corporation 2016 Stock Compensation Plan (incorporated by reference to the company's Definitive Proxy Statement dated March 16, 2016, Appendix B)
10.2	First Amendment of Cincinnati Financial Corporation 2016 Stock Compensation Plan (incorporated by reference to Exhibit 99.1 filed with the Company's current report on Form 8-K dated April 11, 2016)
31A	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Executive Officer
31B	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Financial Officer
32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Cincinnati Financial Corporation Second-Quarter 2016 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINCINNATI FINANCIAL CORPORATION
Date: July 26, 2016

/S/ Eric N. Mathews
Eric N. Mathews, CPCU, AIAF
Vice President, Assistant Secretary and Assistant Treasurer
(Principal Accounting Officer)

Cincinnati Financial Corporation Second-Quarter 2016 10-Q