Form 10-Q
period 2016-09-30
CINCINNATI FINANCIAL CORP
filed 2016-10-25
CIK 20286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)
☑        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2016.

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
☐Yes ☑ No

As of October 21, 2016, there were 164,748,584 shares of common stock outstanding.

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2016

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

Part I – Financial Information
Item 1.    Financial Statements (unaudited)

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

(Dollars in millions except per share data)	September 30,	December 31,
	2016	2015
Assets
Investments
Fixed maturities, at fair value (amortized cost: 2016—$9,657; 2015—$9,324)	$10,257	$9,650
Equity securities, at fair value (cost: 2016—$3,169; 2015—$2,938)	5,304	4,706
Other invested assets	81	67
Total investments	15,642	14,423
Cash and cash equivalents	700	544
Investment income receivable	121	129
Finance receivable	53	62
Premiums receivable	1,518	1,431
Reinsurance recoverable	552	542
Prepaid reinsurance premiums	68	54
Deferred policy acquisition costs	627	616
Land, building and equipment, net, for company use (accumulated depreciation: 2016—$234; 2015—$459)	184	185
Other assets	200	154
Separate accounts	790	748
Total assets	$20,455	$18,888

Liabilities
Insurance reserves
Loss and loss expense reserves	$4,991	$4,718
Life policy and investment contract reserves	2,641	2,583
Unearned premiums	2,388	2,201
Other liabilities	798	717
Deferred income tax	879	638
Note payable	20	35
Long-term debt and capital lease obligations	827	821
Separate accounts	790	748
Total liabilities	13,334	12,461

Commitments and contingent liabilities (Note 12)	—	—

Shareholders' Equity
Common stock, par value—$2 per share; (authorized: 2016 and 2015—500 million shares; issued: 2016 and 2015—198.3 million shares)	397	397
Paid-in capital	1,244	1,232
Retained earnings	5,016	4,762
Accumulated other comprehensive income	1,752	1,344
Treasury stock at cost (2016—33.6 million shares and 2015—34.4 million shares)	(1,288)	(1,308)
Total shareholders' equity	7,121	6,427
Total liabilities and shareholders' equity	$20,455	$18,888

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Income

(Dollars in millions except per share data)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues
Earned premiums	$1,191	$1,127	$3,518	$3,332
Investment income, net of expenses	148	143	442	422
Realized investment gains, net	56	3	161	110
Fee revenues	5	4	11	10
Other revenues	2	1	5	5
Total revenues	1,402	1,278	4,137	3,879
Benefits and Expenses
Insurance losses and contract holders' benefits	753	670	2,298	2,131
Underwriting, acquisition and insurance expenses	380	348	1,106	1,033
Interest expense	13	14	39	40
Other operating expenses	3	3	10	10
Total benefits and expenses	1,149	1,035	3,453	3,214
Income Before Income Taxes	253	243	684	665
Provision for Income Taxes
Current	60	64	173	180
Deferred	13	5	20	7
Total provision for income taxes	73	69	193	187
Net Income	$180	$174	$491	$478
Per Common Share
Net income—basic	$1.09	$1.06	$2.98	$2.91
Net income—diluted	1.08	1.05	2.95	2.89

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net Income	$180	$174	$491	$478
Other Comprehensive (Loss) Income
Change in unrealized gains on investments, net of tax of $21, $(127), $224 and $(254), respectively	41	(238)	417	(473)
Amortization of pension actuarial loss and prior service cost, net of tax of $0, $0, $1 and $1, respectively	—	1	1	3
Change in life deferred acquisition costs, life policy reserves and other, net of tax of $0, $1, $(4) and $2, respectively	(3)	3	(10)	6
Other comprehensive income (loss), net of tax	38	(234)	408	(464)
Comprehensive Income (Loss)	$218	$(60)	$899	$14

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity

(Dollars in millions)	Nine months ended September 30,
	2016	2015
Common Stock
Beginning of year	$397	$397
Share-based awards	—	—
End of period	397	397

Paid-In Capital
Beginning of year	1,232	1,214
Share-based awards	(9)	(9)
Share-based compensation	18	16
Other	3	2
End of period	1,244	1,223

Retained Earnings
Beginning of year	4,762	4,505
Net income	491	478
Dividends declared	(237)	(227)
End of period	5,016	4,756

Accumulated Other Comprehensive Income
Beginning of year	1,344	1,744
Other comprehensive income, net	408	(464)
End of period	1,752	1,280

Treasury Stock
Beginning of year	(1,308)	(1,287)
Share-based awards	29	29
Shares acquired - share repurchase authorization	(2)	(41)
Shares acquired - share-based compensation plans	(10)	(11)
Other	3	4
End of period	(1,288)	(1,306)

Total Shareholders' Equity	$7,121	$6,350

(In millions)
Common Stock - Shares Outstanding
Beginning of year	163.9	163.7
Share-based awards	0.8	1.0
Shares acquired - share repurchase authorization	—	(0.8)
Shares acquired - share-based compensation plans	(0.1)	(0.2)
Other	0.1	0.1
End of period	164.7	163.8

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

(Dollars in millions)	Nine months ended September 30,
	2016	2015
Cash Flows From Operating Activities
Net income	$491	$478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34	39
Realized investment gains, net	(161)	(110)
Stock-based compensation	18	16
Interest credited to contract holders'	36	32
Deferred income tax expense	20	7
Changes in:
Investment income receivable	8	4
Premiums and reinsurance receivable	(111)	(96)
Deferred policy acquisition costs	(31)	(20)
Other assets	(32)	—
Loss and loss expense reserves	273	215
Life policy reserves	75	70
Unearned premiums	187	133
Other liabilities	—	(11)
Current income tax receivable/payable	17	(2)
Net cash provided by operating activities	824	755
Cash Flows From Investing Activities
Sale of fixed maturities	15	25
Call or maturity of fixed maturities	1,160	961
Sale of equity securities	311	241
Purchase of fixed maturities	(1,465)	(1,397)
Purchase of equity securities	(396)	(379)
Purchase of short-term investments	—	(75)
Investment in finance receivables	(13)	(10)
Collection of finance receivables	24	22
Investment in buildings and equipment, net	(9)	(7)
Change in other invested assets, net	(13)	(1)
Net cash used in investing activities	(386)	(620)
Cash Flows From Financing Activities
Payment of cash dividends to shareholders	(229)	(218)
Shares acquired - share repurchase authorization	(2)	(41)
Payments of note payable	(15)	(14)
Proceeds from stock options exercised	17	14
Contract holders' funds deposited	71	62
Contract holders' funds withdrawn	(118)	(101)
Excess tax benefits on stock-based compensation	4	4
Other	(10)	(13)
Net cash used in financing activities	(282)	(307)
Net change in cash and cash equivalents	156	(172)
Cash and cash equivalents at beginning of year	544	591
Cash and cash equivalents at end of period	$700	$419
Supplemental Disclosures of Cash Flow Information:
Interest paid	$26	$26
Income taxes paid	152	179
Noncash Activities
Conversion of securities	$4	$—
Equipment acquired under capital lease obligations	18	16
Cashless exercise of stock options	10	11
Other assets and other liabilities	29	—

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

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

Our September 30, 2016, condensed consolidated financial statements are unaudited. Certain financial information that is included in annual financial statements prepared in accordance with GAAP is not required for interim reporting and has been condensed or omitted. We believe that we have made all adjustments, consisting only of normal recurring accruals, that are necessary for fair presentation. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our 2015 Annual Report on Form 10-K. The results of operations for interim periods do not necessarily indicate results to be expected for the full year.

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

ASU 2015-09, Financial Services-Insurance: Disclosures about Short-Duration Contracts
In May 2015, the FASB issued ASU 2015-09, Financial Services-Insurance: Disclosures About Short-Duration Contracts. ASU 2015-09 requires entities to provide additional disclosures about the liability for loss and loss expense reserves to increase the transparency of significant estimates. ASU 2015-09 also requires entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for loss and loss expense reserves, including reasons for the change and the effects on the financial statements. ASU 2015-09 also requires entities to disclose a rollforward of the liability of loss and loss expense reserves for

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

annual and interim reporting periods. The effective date of ASU 2015-09 is for annual reporting periods beginning after December 15, 2015, and interim reporting periods beginning after December 15, 2016. The ASU has not yet been adopted and will not have a material impact on our company’s financial position, cash flows or results of operations, but the ASU will require additional disclosures to our annual and interim reporting periods.

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

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The effective date of ASU 2016-15 is for interim and annual reporting periods beginning after December 15, 2017. The ASU has not yet been adopted; however, it is not expected to have a material impact on our company's consolidated financial position, cash flows or results of operations.

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

NOTE 2 – Investments
The following table provides cost or amortized cost, gross unrealized gains, gross unrealized losses and fair value for our investment portfolio:

(Dollars in millions)	Cost or amortized cost
		Gross unrealized		Fair value
At September 30, 2016		gains	losses
Fixed maturity securities:
Corporate	$5,621	$375	$14	$5,982
States, municipalities and political subdivisions	3,619	222	1	3,840
Commercial mortgage-backed	290	18	—	308
Government-sponsored enterprises	108	—	—	108
Foreign government	10	—	—	10
Convertibles and bonds with warrants attached	5	—	—	5
United States government	4	—	—	4
Subtotal	9,657	615	15	10,257
Equity securities:
Common equities	2,982	2,156	61	5,077
Nonredeemable preferred equities	187	40	—	227
Subtotal	3,169	2,196	61	5,304
Total	$12,826	$2,811	$76	$15,561
At December 31, 2015
Fixed maturity securities:
Corporate	$5,294	$255	$96	$5,453
States, municipalities and political subdivisions	3,440	172	1	3,611
Commercial mortgage-backed	287	4	2	289
Government-sponsored enterprises	284	—	6	278
Foreign government	10	—	—	10
Convertibles and bonds with warrants attached	5	—	—	5
United States government	4	—	—	4
Subtotal	9,324	431	105	9,650
Equity securities:
Common equities	2,749	1,787	51	4,485
Nonredeemable preferred equities	189	32	—	221
Subtotal	2,938	1,819	51	4,706
Total	$12,262	$2,250	$156	$14,356

The net unrealized investment gains in our fixed-maturity portfolio are primarily the result of the continued low interest rate environment that increased the fair value of our fixed-maturity portfolio. Our commercial mortgage-backed securities had an average rating of Aa1/AA at September 30, 2016, and December 31, 2015. The seven largest unrealized investment gains in our common stock portfolio are from Honeywell International Incorporated (NYSE:HON), Exxon Mobil Corporation (NYSE:XOM), The Procter & Gamble Company (NYSE:PG), Johnson & Johnson (NYSE:JNJ), BlackRock Inc. (NYSE:BLK), 3M Co (NYSE:MMM) and Microsoft Corporation (Nasdaq:MSFT), which had a combined gross unrealized gain of $649 million. At September 30, 2016, Apple Inc. (Nasdaq:AAPL) was our largest single common stock holding with a fair value of $158 million, which was 3.1 percent of our publicly traded common stock portfolio and 1.0 percent of the total investment portfolio.

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

The table below provides fair values and gross unrealized losses by investment category and by the duration of the securities’ continuous unrealized loss positions:

(Dollars in millions)	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
At September 30, 2016
Fixed maturity securities:
Corporate	$166	$4	$200	$10	$366	$14
States, municipalities and political subdivisions	128	1	—	—	128	1
Commercial mortgage-backed	8	—	3	—	11	—
Government-sponsored enterprises	43	—	—	—	43	—
Subtotal	345	5	203	10	548	15
Equity securities:
Common equities	177	6	203	55	380	61
Total	$522	$11	$406	$65	$928	$76
At December 31, 2015
Fixed maturity securities:
Corporate	$1,099	$63	$133	$33	$1,232	$96
States, municipalities and political subdivisions	47	1	22	—	69	1
Commercial mortgage-backed	103	2	2	—	105	2
Government-sponsored enterprises	100	2	127	4	227	6
Subtotal	1,349	68	284	37	1,633	105
Equity securities:
Common equities	270	51	—	—	270	51
Nonredeemable preferred equities	35	—	—	—	35	—
Subtotal	305	51	—	—	305	51
Total	$1,654	$119	$284	$37	$1,938	$156

Contractual maturity dates for fixed-maturity investments were:

(Dollars in millions)	Amortized cost	Fair value	% of fair value
At September 30, 2016
Maturity dates:
Due in one year or less	$446	$452	4.4%
Due after one year through five years	3,049	3,265	31.8
Due after five years through ten years	3,856	4,067	39.7
Due after ten years	2,306	2,473	24.1
Total	$9,657	$10,257	100.0%

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

The following table provides investment income, realized investment gains and losses, the change in unrealized investment gains and losses, and other items:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Investment income:
Interest	$111	$108	$330	$319
Dividends	39	37	117	108
Other	1	1	2	2
Total	151	146	449	429
Less investment expenses	3	3	7	7
Total	$148	$143	$442	$422

Realized investment gains and losses summary:
Fixed maturities:
Gross realized gains	$10	$4	$17	$14
Gross realized losses	—	—	(1)	—
Other-than-temporary impairments	—	(8)	(2)	(11)
Equity securities:
Gross realized gains	47	6	147	106
Gross realized losses	—	—	(1)	(1)
Other-than-temporary impairments	—	—	—	(1)
Other	(1)	1	1	3
Total	$56	$3	$161	$110

Change in unrealized investment gains and losses:
Fixed maturities	$(20)	$(15)	$274	$(153)
Equity securities	82	(350)	367	(574)
Income tax (provision) benefit	(21)	127	(224)	254
Total	$41	$(238)	$417	$(473)

During the three months ended September 30, 2016, there were no equity securities and no fixed-maturity securities other-than-temporarily impaired. During the nine months ended September 30, 2016, there were no equity securities and four fixed-maturity securities other-than-temporarily impaired. There were no credit losses on fixed-maturity securities for which a portion of other-than-temporary impairment (OTTI) has been recognized in other comprehensive income for the three and nine months ended September 30, 2016 and 2015. At September 30, 2016, 36 fixed-maturity investments with a total unrealized loss of $10 million had been in an unrealized loss position for 12 months or more. Of that total, one fixed-maturity investment had a fair value below 70 percent of amortized cost. At September 30, 2016, three equity investments with a total unrealized loss of $55 million had been in an unrealized loss position for 12 months or more. Of that total, one equity investment with a total unrealized loss of $36 million had a fair value below 70 percent of amortized cost.

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

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

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

Fair Value Disclosures for Assets
The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis at September 30, 2016, and December 31, 2015. We do not have any material liabilities carried at fair value. There were no transfers between Level 1 and Level 2.

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At September 30, 2016
Fixed maturities, available for sale:
Corporate	$—	$5,940	$42	$5,982
States, municipalities and political subdivisions	—	3,840	—	3,840
Commercial mortgage-backed	—	308	—	308
Government-sponsored enterprises	—	108	—	108
Foreign government	—	10	—	10
Convertibles and bonds with warrants attached	—	5	—	5
United States government	4	—	—	4
Subtotal	4	10,211	42	10,257
Common equities, available for sale	5,077	—	—	5,077
Nonredeemable preferred equities, available for sale	—	227	—	227
Separate accounts taxable fixed maturities	—	753	—	753
Top Hat savings plan mutual funds and common equity (included in Other assets)	24	—	—	24
Total	$5,105	$11,191	$42	$16,338
At December 31, 2015
Fixed maturities, available for sale:
Corporate	$—	$5,402	$51	$5,453
States, municipalities and political subdivisions	—	3,611	—	3,611
Commercial mortgage-backed	—	289	—	289
Government-sponsored enterprises	—	278	—	278
Foreign government	—	10	—	10
Convertibles and bonds with warrants attached	—	5	—	5
United States government	4	—	—	4
Subtotal	4	9,595	51	9,650
Common equities, available for sale	4,485	—	—	4,485
Nonredeemable preferred equities, available for sale	—	218	3	221
Separate accounts taxable fixed maturities	—	736	1	737
Top Hat savings plan mutual funds and common equity (included in Other assets)	21	—	—	21
Total	$4,510	$10,549	$55	$15,114

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

Each financial instrument that was deemed to have significant unobservable inputs when determining valuation is identified in the following tables by security type with a summary of changes in fair value as of September 30, 2016. Total Level 3 assets continue to be less than 1 percent of financial assets measured at fair value in the condensed consolidated balance sheets. Assets presented in the table below were valued based primarily on broker/dealer quotes for which there is a lack of transparency as to inputs used to develop the valuations. Transfers into Level 3 included situations where a fair value quote was not provided by the company's nationally recognized pricing vendor and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3. Transfers out of Level 3 included situations where a broker quote was used in the prior period and a fair value quote became available from the company's nationally recognized pricing vendor in the current period. The quantitative detail of these unobservable inputs is neither provided nor reasonably available to us.

The following table provides the change in Level 3 assets for the three months ended September 30:

(Dollars in millions)	Asset fair value measurements using significant unobservable inputs (Level 3)
	Corporate fixed maturities	Separate accounts taxable fixed maturities	States, municipalities and political subdivisions fixed maturities	Nonredeemable preferred equities	Total
Beginning balance, July 1, 2016	$52	$1	$—	$—	$53
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—	—
Included in other comprehensive income	1	—	—	—	1
Purchases	—	—	—	—	—
Sales	(1)	—	—	—	(1)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	(10)	(1)	—	—	(11)
Ending balance, September 30, 2016	$42	$—	$—	$—	$42

Beginning balance, July 1, 2015	$18	$—	$1	$2	$21
Total gains or losses (realized/unrealized):
Included in net income	1	—	—	—	1
Included in other comprehensive income	22	—	—	—	22
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	(1)	—	(1)
Ending balance, September 30, 2015	$41	$—	$—	$2	$43

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

The following table provides the change in Level 3 assets for the nine months ended September 30:

(Dollars in millions)	Asset fair value measurements using significant unobservable inputs (Level 3)
	Corporate fixed maturities	Separate accounts taxable fixed maturities	States, municipalities and political subdivisions fixed maturities	Nonredeemable preferred equities	Total
Beginning balance, January 1, 2016	$51	$1	$—	$3	$55
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—	—
Included in other comprehensive income	1	—	—	(1)	—
Purchases	22	—	—	—	22
Sales	(1)	—	—	(2)	(3)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	(31)	(1)	—	—	(32)
Ending balance, September 30, 2016	$42	$—	$—	$—	$42

Beginning balance, January 1, 2015	$18	$—	$—	$2	$20
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—	—
Included in other comprehensive income	1	—	—	—	1
Purchases	22	—	—	—	22
Sales	—	—	—	—	—
Transfers into Level 3	—	—	1	—	1
Transfers out of Level 3	—	—	(1)	—	(1)
Ending balance, September 30, 2015	$41	$—	$—	$2	$43

Additional disclosures for the Level 3 category are not material.

Fair Value Disclosures for Assets and Liabilities Not Carried at Fair Value

The disclosures below are presented to provide timely information about the effects of current market conditions on financial instruments that are not reported at fair value in our condensed consolidated financial statements.

This table summarizes the book value and principal amounts of our long-term debt:

(Dollars in millions)			Book value		Principal amount
			September 30,	December 31,	September 30,	December 31,
Interest rate	Year of issue		2016	2015	2016	2015
6.900%	1998	Senior debentures, due 2028	$26	$26	$28	$28
6.920%	2005	Senior debentures, due 2028	391	391	391	391
6.125%	2004	Senior notes, due 2034	369	369	374	374
		Total	$786	$786	$793	$793

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

The following table shows fair values of our note payable and long-term debt:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At September 30, 2016
Note payable	$—	$20	$—	$20
6.900% senior debentures, due 2028	—	35	—	35
6.920% senior debentures, due 2028	—	511	—	511
6.125% senior notes, due 2034	—	452	—	452
Total	$—	$1,018	$—	$1,018

At December 31, 2015
Note payable	$—	$35	$—	$35
6.900% senior debentures, due 2028	—	31	—	31
6.920% senior debentures, due 2028	—	480	—	480
6.125% senior notes, due 2034	—	425	—	425
Total	$—	$971	$—	$971

The following table shows the fair value of our life policy loans included in other invested assets:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At September 30, 2016
Life policy loans	$—	$—	$41	$41

At December 31, 2015
Life policy loans	$—	$—	$40	$40

Outstanding principal and interest for these life policy loans totaled $30 million and $31 million at September 30, 2016, and December 31, 2015, respectively.

The following table shows fair values of our deferred annuities and structured settlements included in life policy and investment contract reserves:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At September 30, 2016
Deferred annuities	$—	$—	$881	$881
Structured settlements	—	218	—	218
Total	$—	$218	$881	$1,099

At December 31, 2015
Deferred annuities	$—	$—	$886	$886
Structured settlements	—	208	—	208
Total	$—	$208	$886	$1,094

Recorded reserves for the deferred annuities were $864 million and $860 million at September 30, 2016, and December 31, 2015, respectively. Recorded reserves for the structured settlements were $170 million and $174 million at September 30, 2016, and December 31, 2015, respectively.

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

NOTE 4 – Property Casualty Loss and Loss Expenses
This table summarizes activity for our consolidated property casualty loss and loss expense reserves:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Gross loss and loss expense reserves, beginning of period	$4,918	$4,647	$4,660	$4,438
Less reinsurance recoverable	310	292	281	282
Net loss and loss expense reserves, beginning of period	4,608	4,355	4,379	4,156
Net incurred loss and loss expenses related to:
Current accident year	730	661	2,261	2,096
Prior accident years	(40)	(48)	(151)	(140)
Total incurred	690	613	2,110	1,956
Net paid loss and loss expenses related to:
Current accident year	374	343	848	794
Prior accident years	288	261	1,005	954
Total paid	662	604	1,853	1,748
Net loss and loss expense reserves, end of period	4,636	4,364	4,636	4,364
Plus reinsurance recoverable	301	289	301	289
Gross loss and loss expense reserves, end of period	$4,937	$4,653	$4,937	$4,653

We use actuarial methods, models and judgment to estimate, as of a financial statement date, the property casualty loss and loss expense reserves required to pay for and settle all outstanding insured claims, including incurred but not reported (IBNR) claims, as of that date. The actuarial estimate is subject to review and adjustment by an inter-departmental committee that includes actuarial management who are familiar with relevant company and industry business, claims and underwriting trends, as well as general economic and legal trends that could affect future loss and loss expense payments. The amount we will actually have to pay for claims can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate. The reserve for loss and loss expenses in the condensed consolidated balance sheets also included $54 million at September 30, 2016, and $47 million at September 30, 2015, for certain life and health loss and loss expense reserves.

For the three months ended September 30, 2016, we experienced $40 million of favorable development on prior accident years, including $31 million of favorable development in commercial lines, $4 million of adverse development in personal lines, $12 million of favorable development in excess and surplus lines and $1 million of favorable development in our reinsurance assumed operations. We recognized favorable reserve development during the three months ended September 30, 2016, of $16 million for the workers' compensation line, $7 million for the commercial casualty line and $11 million for the other commercial lines line due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. We recognized unfavorable reserve development during the three months ended September 30, 2016, of $9 million for the personal auto line and
$4 million for the commercial auto line. Both lines developed unfavorably due to higher loss cost effects in recent accident years, resulting in an increase of our reserve estimate for claims that have not yet been settled.

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

For the nine months ended September 30, 2016, we experienced $151 million of favorable development on prior accident years, including $118 million of favorable development in commercial lines, $4 million of favorable development in personal lines, $27 million of favorable development in excess and surplus lines and $2 million of favorable development in our reinsurance assumed operations. This included $5 million from favorable development of catastrophe losses for the nine months ended September 30, 2016. We recognized favorable reserve development during the nine months ended September 30, 2016, of $52 million for the workers' compensation line, $30 million for the commercial casualty line, $25 million for the commercial property line and $37 million for the other commercial lines due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. We recognized unfavorable reserve development during the nine months ended September 30, 2016, of $26 million for the commercial auto line and $15 million for the personal auto line. Both lines developed unfavorably due to higher loss cost effects in recent accident years, resulting in an increase of our reserve estimate for claims that have not yet been settled.

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

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

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

We establish reserves for the company’s deferred annuity, universal life and structured settlement policies equal to the cumulative account balances, which include premium deposits plus credited interest less charges and withdrawals. Some of our universal life policies contain no-lapse guarantee provisions. For these policies, we establish a reserve in addition to the account balance, based on expected no-lapse guarantee benefits and expected policy assessments.

This table summarizes our life policy and investment contract reserves:

(Dollars in millions)	September 30, 2016	December 31, 2015
Life policy reserves:
Ordinary/traditional life	$991	$943
Other	45	44
Subtotal	1,036	987
Investment contract reserves:
Deferred annuities	864	860
Universal life	565	558
Structured settlements	170	174
Other	6	4
Subtotal	1,605	1,596
Total life policy and investment contract reserves	$2,641	$2,583

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

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

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Property casualty:
Deferred policy acquisition costs asset, beginning of period	$412	$390	$388	$379
Capitalized deferred policy acquisition costs	216	201	644	606
Amortized deferred policy acquisition costs	(207)	(197)	(611)	(591)
Deferred policy acquisition costs asset, end of period	$421	$394	$421	$394

Life:
Deferred policy acquisition costs asset, beginning of period	$212	$210	$228	$199
Capitalized deferred policy acquisition costs	11	11	35	34
Amortized deferred policy acquisition costs	(15)	(10)	(37)	(29)
Amortized shadow deferred policy acquisition costs	(2)	4	(20)	11
Deferred policy acquisition costs asset, end of period	$206	$215	$206	$215

Consolidated:
Deferred policy acquisition costs asset, beginning of period	$624	$600	$616	$578
Capitalized deferred policy acquisition costs	227	212	679	640
Amortized deferred policy acquisition costs	(222)	(207)	(648)	(620)
Amortized shadow deferred policy acquisition costs	(2)	4	(20)	11
Deferred policy acquisition costs asset, end of period	$627	$609	$627	$609

No premium deficiencies were recorded in the condensed consolidated statements of income, as the sum of the anticipated loss and loss expenses, policyholder dividends and unamortized deferred acquisition expenses did not exceed the related unearned premiums and anticipated investment income.

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

NOTE 7 – Accumulated Other Comprehensive Income
Accumulated other comprehensive income (AOCI) includes changes in unrealized gains and losses on investments, changes in pension obligations and changes in life deferred acquisition costs, life policy reserves and other as follows:

(Dollars in millions)	Three months ended September 30,
	2016			2015
	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, beginning of period	$2,673	$925	$1,748	$2,357	$815	$1,542
OCI before realized gains recognized in net income	119	41	78	(363)	(126)	(237)
Realized gains recognized in net income	(57)	(20)	(37)	(2)	(1)	(1)
OCI	62	21	41	(365)	(127)	(238)
AOCI, end of period	$2,735	$946	$1,789	$1,992	$688	$1,304

Pension obligations:
AOCI, beginning of period	$(40)	$(13)	$(27)	$(33)	$(11)	$(22)
OCI excluding amortization recognized in net income	—	—	—	—	—	—
Amortization recognized in net income	—	—	—	1	—	1
OCI	—	—	—	1	—	1
AOCI, end of period	$(40)	$(13)	$(27)	$(32)	$(11)	$(21)

Life deferred acquisition costs, life policy reserves and other:
AOCI, beginning of period	$(10)	$(3)	$(7)	$(8)	$(2)	$(6)
OCI before realized gains recognized in net income	(4)	(1)	(3)	5	1	4
Realized gains recognized in net income	1	1	—	(1)	—	(1)
OCI	(3)	—	(3)	4	1	3
AOCI, end of period	$(13)	$(3)	$(10)	$(4)	$(1)	$(3)

Summary of AOCI:
AOCI, beginning of period	$2,623	$909	$1,714	$2,316	$802	$1,514
Investments OCI	62	21	41	(365)	(127)	(238)
Pension obligations OCI	—	—	—	1	—	1
Life deferred acquisition costs, life policy reserves and other OCI	(3)	—	(3)	4	1	3
Total OCI	59	21	38	(360)	(126)	(234)
AOCI, end of period	$2,682	$930	$1,752	$1,956	$676	$1,280

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

(Dollars in millions)	Nine months ended September 30,
	2016			2015
	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, beginning of period	$2,094	$722	$1,372	$2,719	$942	$1,777
OCI excluding realized gains recognized in net income	801	280	521	(620)	(216)	(404)
Realized gains recognized in net income	(160)	(56)	(104)	(107)	(38)	(69)
OCI	641	224	417	(727)	(254)	(473)
AOCI, end of period	$2,735	$946	$1,789	$1,992	$688	$1,304

Pension obligations:
AOCI, beginning of period	$(42)	$(14)	$(28)	$(36)	$(12)	$(24)
OCI excluding amortization recognized in net income	—	—	—	—	—	—
Amortization recognized in net income	2	1	1	4	1	3
OCI	2	1	1	4	1	3
AOCI, end of period	$(40)	$(13)	$(27)	$(32)	$(11)	$(21)

Life deferred acquisition costs, life policy reserves and other:
AOCI, beginning of period	$1	$1	$—	$(12)	$(3)	$(9)
OCI excluding realized gains recognized in net income	(13)	(4)	(9)	11	3	8
Realized gains recognized in net income	(1)	—	(1)	(3)	(1)	(2)
OCI	(14)	(4)	(10)	8	2	6
AOCI, end of period	$(13)	$(3)	$(10)	$(4)	$(1)	$(3)

Summary of AOCI:
AOCI, beginning of period	$2,053	$709	$1,344	$2,671	$927	$1,744
Investments OCI	641	224	417	(727)	(254)	(473)
Pension obligations OCI	2	1	1	4	1	3
Life deferred acquisition costs, life policy reserves and other OCI	(14)	(4)	(10)	8	2	6
Total OCI	629	221	408	(715)	(251)	(464)
AOCI, end of period	$2,682	$930	$1,752	$1,956	$676	$1,280

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

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

NOTE 8 – Reinsurance
Primary components of our property casualty operations assumed reinsurance include involuntary and voluntary assumed as well as contracts from our newly established reinsurance assumed operations, known as Cincinnati ReSM. Primary components of our ceded reinsurance include a property per risk treaty, property excess treaty, casualty per occurrence treaty, casualty excess treaty, property catastrophe treaty and catastrophe bonds and retrocessions on our reinsurance assumed operations. Management's decisions about the appropriate level of risk retention are affected by various factors, including changes in our underwriting practices, capacity to retain risks and reinsurance market conditions.

Our condensed consolidated statements of income include earned consolidated property casualty insurance premiums on assumed and ceded business:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Direct earned premiums	$1,153	$1,110	$3,409	$3,279
Assumed earned premiums	22	3	53	8
Ceded earned premiums	(42)	(37)	(119)	(111)
Earned premiums	$1,133	$1,076	$3,343	$3,176

Our condensed consolidated statements of income include incurred consolidated property casualty insurance loss and loss expenses on assumed and ceded business:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Direct incurred loss and loss expenses	$691	$618	$2,131	$1,984
Assumed incurred loss and loss expenses	9	2	30	2
Ceded incurred loss and loss expenses	(10)	(7)	(51)	(30)
Incurred loss and loss expenses	$690	$613	$2,110	$1,956

Our change in ceded incurred compared to prior years resulted from an increase in current accident year losses.

Our life insurance company purchases reinsurance for protection of a portion of the risk that is written. Primary components of our life reinsurance program include individual mortality coverage and aggregate catastrophe and accidental death coverage in excess of certain deductibles.

Our condensed consolidated statements of income include earned life insurance premiums on ceded business:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Direct earned premiums	$74	$67	$220	$200
Ceded earned premiums	(16)	(16)	(45)	(44)
Earned premiums	$58	$51	$175	$156

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

Our condensed consolidated statements of income include life insurance contract holders' benefits incurred on ceded business:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Direct contract holders' benefits incurred	$72	$70	$228	$214
Ceded contract holders' benefits incurred	(9)	(13)	(40)	(39)
Contract holders' benefits incurred	$63	$57	$188	$175

The ceded benefits incurred can vary depending on the type of life insurance policies held and the year the policies were sold.

NOTE 9 – Income Taxes
As of September 30, 2016, and December 31, 2015, we had no liability for unrecognized tax benefits.

The differences between the 35 percent statutory federal income tax rate and our effective income tax rate were as follows:

(Dollars in millions)	Three months ended September 30,				Nine months ended September 30,
	2016		2015		2016		2015
Tax at statutory rate:	$88	35.0%	$85	35.0%	$239	35.0%	$233	35.0%
Increase (decrease) resulting from:
Tax-exempt income from municipal bonds	(8)	(3.2)	(9)	(3.7)	(25)	(3.7)	(25)	(3.8)
Dividend received exclusion	(8)	(3.2)	(8)	(3.3)	(24)	(3.5)	(23)	(3.5)
Other	1	0.3	1	0.4	3	0.4	2	0.4
Provision for income taxes	$73	28.9%	$69	28.4%	$193	28.2%	$187	28.1%

The provision for federal income taxes is based upon filing a consolidated income tax return for the company and its subsidiaries. As of September 30, 2016, we had no operating or capital loss carry forwards.

NOTE 10 – Net Income Per Common Share
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are computed based on the weighted average number of common and dilutive potential common shares outstanding using the treasury stock method. The table shows calculations for basic and diluted earnings per share:

(In millions except per share data)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Numerator:
Net income—basic and diluted	$180	$174	$491	$478
Denominator:
Basic weighted-average common shares outstanding	164.6	164.0	164.5	164.1
Effect of share-based awards:
Stock options	1.2	1.0	1.1	0.9
Nonvested shares	1.0	0.5	0.9	0.5
Diluted weighted-average shares	166.8	165.5	166.5	165.5
Earnings per share:
Basic	$1.09	$1.06	$2.98	$2.91
Diluted	1.08	1.05	2.95	2.89
Number of anti-dilutive share-based awards:	—	0.3	0.3	0.7

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

The sources of dilution of our common shares are certain equity-based awards. See our 2015 Annual Report on Form 10-K, Item 8, Note 17, Share-Based Associate Compensation Plans, Page 152, for information about equity-based awards. The above table shows the number of anti-dilutive share-based awards for the three and nine months ended September 30, 2016 and 2015. We did not include these share-based awards in the computation of net income per common share (diluted) because their exercise would have anti-dilutive effects.

NOTE 11 – Employee Retirement Benefits
The following summarizes the components of net periodic benefit cost for our qualified and supplemental pension plans:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Service cost	$3	$3	$8	$9
Interest cost	4	3	11	10
Expected return on plan assets	(5)	(4)	(14)	(13)
Amortization of actuarial loss and prior service cost	0	1	2	4
Net periodic benefit cost	$2	$3	$7	$10

See our 2015 Annual Report on Form 10-K, Item 8, Note 13, Employee Retirement Benefits, Page 146, for information on our retirement benefits. We made matching contributions totaling $3 million and $2 million to our
401(k) and Top Hat savings plans during the third quarter of 2016 and 2015, respectively, and contributions of
$11 million and $9 million for the first nine months of 2016 and 2015, respectively.

We contributed $13 million to our qualified pension plan during the first nine months of 2016. We do not anticipate further contributions during the remainder of 2016.

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

On a quarterly basis, we review these outstanding matters. Under current accounting guidance, we establish accruals when it is probable that a loss has been incurred and we can reasonably estimate its potential exposure. The company accounts for such probable and estimable losses, if any, through the establishment of legal expense reserves. Based on our quarterly review, we believe that our accruals for probable and estimable losses are reasonable and that the amounts accrued do not have a material effect on our consolidated financial condition or results of operations. However, if any one or more of these matters results in a judgment against us or settlement for an amount that is significantly greater than the amount accrued, the resulting liability could have a material effect on the company's consolidated results of operations or cash flows. Based on our most recent review, our estimate of losses for any other matters for which the risk of loss is not probable, but more than remote, is immaterial.

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

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

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

Segment information is summarized in the following table:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues:
Commercial lines insurance
Commercial casualty	$265	$257	$785	$753
Commercial property	217	205	646	604
Commercial auto	151	141	442	416
Workers' compensation	90	93	268	276
Other commercial	56	61	169	186
Commercial lines insurance premiums	779	757	2,310	2,235
Fee revenues	1	1	3	3
Total commercial lines insurance	780	758	2,313	2,238

Personal lines insurance
Personal auto	137	128	403	376
Homeowner	122	117	362	345
Other personal	34	32	99	96
Personal lines insurance premiums	293	277	864	817
Fee revenues	1	1	3	2
Total personal lines insurance	294	278	867	819

Excess and surplus lines insurance	48	42	136	124
Fee revenues	1	—	1	1
Total excess and surplus lines insurance	49	42	137	125

Life insurance premiums	58	51	175	156
Fee revenues	2	2	4	4
Total life insurance	60	53	179	160

Investments
Investment income, net of expenses	148	143	442	422
Realized investment gains, net	56	3	161	110
Total investment revenue	204	146	603	532

Other
Cincinnati Re insurance premiums	13	—	33	—
Other	2	1	5	5
Total other revenues	15	1	38	5
Total revenues	$1,402	$1,278	$4,137	$3,879

Income (loss) before income taxes:
Insurance underwriting results
Commercial lines insurance	$72	$121	$148	$244
Personal lines insurance	(8)	(2)	—	(30)
Excess and surplus lines insurance	20	14	42	29
Life insurance	(4)	1	(4)	(1)
Investments	181	125	536	468
Other	(8)	(16)	(38)	(45)
Total income before income taxes	$253	$243	$684	$665

Identifiable assets:	September 30, 2016	December 31, 2015
Property casualty insurance	$2,857	$2,717
Life insurance	1,417	1,325
Investments	15,682	14,485
Other	499	361
Total	$20,455	$18,888

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

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

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

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

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

CORPORATE FINANCIAL HIGHLIGHTS

Net Income and Comprehensive Income Data

(Dollars in millions except per share data)	Three months ended September 30,			Nine months ended September 30,
	2016	2015	% Change	2016	2015	% Change
Earned premiums	$1,191	$1,127	6	$3,518	$3,332	6
Investment income, net of expenses (pretax)	148	143	3	442	422	5
Realized investment gains, net (pretax)	56	3	nm	161	110	46
Total revenues	1,402	1,278	10	4,137	3,879	7
Net income	180	174	3	491	478	3
Comprehensive income	218	(60)	nm	899	14	nm
Net income per share—diluted	1.08	1.05	3	2.95	2.89	2
Cash dividends declared per share	0.48	0.46	4	1.44	1.38	4
Diluted weighted average shares outstanding	166.8	165.5	1	166.5	165.5	1

Total revenues rose for the third quarter and the first nine months of 2016, compared with the same periods of 2015, primarily due to higher earned premiums. Premium and investment revenue trends are discussed further in the respective sections of Financial Results.

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

Net income for the third quarter of 2016, compared with third-quarter 2015, increased $6 million, reflecting a $35 million increase in after-tax net realized investment gains that was partially offset by a decrease in property casualty underwriting income of $28 million after taxes. Catastrophe losses, mostly weather related, were $19 million more after taxes and unfavorably affected both net income and property casualty underwriting income. After-tax investment income in our investment segment results for the third quarter of 2016 rose $4 million compared with the same quarter of 2015. Life insurance segment income on a pretax basis for the third quarter of 2016 decreased $5 million compared with third-quarter 2015.

For the nine months ended September 30, 2016, net income rose $13 million compared with the first nine months of 2015, primarily due to a $34 million increase in after-tax net realized investment gains and losses. In addition, after-tax investment income for the first nine months of 2016 was $15 million higher than a year ago. Property casualty underwriting income decreased by $31 million after taxes, driven by an unfavorable $69 million effect from higher catastrophe losses that offset improvement in other loss experience from our underwriting operations. Life insurance segment income on a pretax basis decreased by $3 million.

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

The board of directors is committed to rewarding shareholders directly through cash dividends and through share repurchase authorizations. Through 2015, the company had increased the indicated annual cash dividend rate for 55 consecutive years, a record we believe was matched by only eight other publicly traded companies. In January 2016, the board of directors increased the regular quarterly dividend to 48 cents per share, setting the stage for our 56th consecutive year of increasing cash dividends. During the first nine months of 2016, cash dividends declared by the company increased more than 4 percent compared with the same period of 2015. Our board regularly evaluates relevant factors in decisions related to dividends and share repurchases. The 2016 dividend increase reflected our strong earnings performance and signaled management’s and the board’s positive outlook and confidence in our outstanding capital, liquidity and financial flexibility.

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

Balance Sheet Data and Performance Measures

(In millions except share data)	At September 30,	At December 31,
	2016	2015
Total investments	$15,642	$14,423
Total assets	20,455	18,888
Short-term debt	20	35
Long-term debt	786	786
Shareholders' equity	7,121	6,427
Book value per share	43.24	39.20
Debt-to-total-capital ratio	10.2%	11.3%

Total assets at September 30, 2016, increased 8 percent compared with year-end 2015, and included 8 percent growth in investments largely driven by higher fair values for many securities in our portfolio. Shareholders’ equity increased 11 percent, and book value per share increased 10 percent during the first nine months of 2016. Our debt-to-total-capital ratio (capital is the sum of debt plus shareholders’ equity) was lower than at year-end 2015.

Our value creation ratio is a non-GAAP measure defined below and is our primary performance metric. That ratio was 14.0 percent for the first nine months of 2016, and was better than the same period in 2015 primarily due to higher net gains from our investment portfolio. The effect of net income before net realized gains was strong for both periods. The $4.04 increase in book value per share during the first nine months of 2016 contributed 10.3 percentage points to the value creation ratio, while dividends declared at $1.44 per share contributed 3.7 points. Value creation ratio trends in total and by major components, along with a reconciliation of the non-GAAP measure to comparable GAAP measures, are shown in the tables below.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Value creation ratio major components:
Net income before net realized gains	2.1%	2.7%	6.0%	6.1%
Change in fixed-maturity securities, realized and unrealized gains	(0.1)	(0.2)	2.9	(1.5)
Change in equity securities, realized and unrealized gains	1.2	(3.4)	5.2	(4.6)
Other	0.0	0.0	(0.1)	0.0
Value creation ratio	3.2%	(0.9)%	14.0%	0.0%

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

(Dollars are per share)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Book value change per share:
End of period book value	$43.24	$38.77	$43.24	$38.77
Less beginning of period book value	42.37	39.60	39.20	40.14
Change in book value	$0.87	$(0.83)	$4.04	$(1.37)

Change in book value:
Net income before realized gains	$0.87	$1.05	$2.34	$2.48
Change in fixed-maturity securities, realized and unrealized gains	(0.04)	(0.07)	1.14	(0.59)
Change in equity securities, realized and unrealized gains	0.51	(1.37)	2.02	(1.86)
Dividend declared to shareholders	(0.48)	(0.46)	(1.44)	(1.38)
Other	0.01	0.02	(0.02)	(0.02)
Change in book value	$0.87	$(0.83)	$4.04	$(1.37)

(Dollars are per share)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Value creation ratio:
End of period book value	$43.24	$38.77	$43.24	$38.77
Less beginning of period book value	42.37	39.60	39.20	40.14
Change in book value	0.87	(0.83)	4.04	(1.37)
Dividend declared to shareholders	0.48	0.46	1.44	1.38
Total value creation	$1.35	$(0.37)	$5.48	$0.01

Value creation ratio from change in book value*	2.1%	(2.1)%	10.3%	(3.4)%
Value creation ratio from dividends declared to shareholders**	1.1	1.2	3.7	3.4
Value creation ratio	3.2%	(0.9)%	14.0%	0.0%

*Change in book value divided by the beginning of period book value
**Dividend declared to shareholders divided by beginning of period book value

DRIVERS OF LONG-TERM VALUE CREATION
Operating through The Cincinnati Insurance Company, Cincinnati Financial Corporation is one of the 25 largest property casualty insurers in the nation, based on 2015 net written premiums for approximately 2,000 U.S. stock and mutual insurer groups. We market our insurance products through a select group of independent insurance agencies as discussed in our 2015 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 5. At September 30, 2016, we actively marketed through agencies located in 41 states. We maintain a long-term perspective that guides us in addressing immediate challenges or opportunities while focusing on the major decisions that best position our company for success through all market cycles.

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

To measure our long-term progress in creating shareholder value, our value creation ratio is our primary financial performance target. As discussed in our 2015 Annual Report on Form 10-K, Item 7, Executive Summary, Page 40, management believes this non-GAAP measure is a meaningful indicator of our long-term progress in creating shareholder value, is a useful supplement to GAAP information and has three primary performance drivers:

•
Premium growth – We believe our agency relationships and initiatives can lead to a property casualty written premium growth rate over any five-year period that exceeds the industry average. For the first nine months of 2016, our consolidated property casualty net written premium year-over-year growth was 6 percent, comparing favorably with the industry’s 3 percent growth rate reported by A.M. Best for the first six months of 2016. For the five-year period 2011 through 2015, our growth rate was approximately double that of the industry. The industry's growth rate excludes its mortgage and financial guaranty lines of business.

•
Combined ratio – We believe our underwriting philosophy and initiatives can generate a GAAP combined ratio over any five-year period that is consistently within the range of 95 percent to 100 percent. For the first nine months of 2016, our GAAP combined ratio was 94.4 percent and our statutory combined ratio was 93.4 percent, both including 7.8 percentage points of current accident year catastrophe losses partially offset by 4.6 percentage points of favorable loss reserve development on prior accident years. Our nine-month statutory combined ratio was lower than the 100.0 percent reported for the industry by A.M. Best for the first six months of 2016. The industry's ratio again excludes its mortgage and financial guaranty lines of business.

•
Investment contribution – We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year return of the Standard & Poor’s 500 Index. For the first nine months of 2016, pretax investment income was $442 million, up 5 percent compared with the same period in 2015. We believe our investment portfolio mix provides an appropriate balance of income stability and growth with capital appreciation potential.

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

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

We continue to enhance our property casualty underwriting expertise and to effectively and efficiently underwrite individual policies and process transactions. Ongoing initiatives supporting this work include expanding our pricing and segmentation capabilities through experience and use of predictive analytics and additional data. Our segmentation efforts emphasize identification and retention of insurance policies we believe have relatively stronger pricing, while seeking more aggressive renewal terms and conditions on policies we believe have relatively weaker pricing. An area of concentration in 2016 is improving underwriting and rate adequacy for our commercial auto and personal auto lines of business. Our commercial auto policies that renewed during the first nine months of 2016 experienced an estimated average price percentage increase in the mid-single-digit range. Our personal auto policies that renewed during that period averaged an estimated price percentage increase near the high end of the mid-single-digit range.

•
Drive premium growth – Implementation of these initiatives is intended to further penetrate each market we serve through our independent agencies. Strategies aimed at specific market opportunities, along with service enhancements, can help our agents grow and increase our share of their business. Diversified growth also may reduce variability of losses from weather-related catastrophes.

We continue to appoint new agencies to develop additional points of distribution. In 2016, we are planning approximately 100 appointments of independent agencies that offer most or all of our property casualty insurance products. During the first nine months of 2016, we appointed 60 new agencies that meet that criteria. We also appointed another 94 agencies to market only personal lines insurance products for us. As of September 30, 2016, a total of 1,592 agency relationships market our property casualty insurance products from 2,059 reporting locations.
We plan to appoint additional agencies that focus on high net worth personal lines clients. In 2016, we are targeting approximately $25 million in high net worth new business written premiums, including premiums from our Executive Capstone™ suite of insurance products and services. During the first nine months of 2016, our agencies produced for us approximately $21 million in high net worth new business written premiums. During the third quarter of 2016, we appointed agencies in the state of California and began to offer personal lines insurance products for the unique needs of high net worth personal lines clients. That state represents our 41st state for marketing property casualty insurance, including 33 states where we market personal lines policies.

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

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

At September 30, 2016, we held $2.161 billion of our cash and invested assets at the parent-company level, of which $1.802 billion, or 83.4 percent, was invested in common stocks, and $267 million, or 12.3 percent, was cash or cash equivalents. Our debt-to-total-capital ratio of 10.2 percent remains well below our target limit. Another important indicator of financial strength is our ratio of property casualty net written premiums to statutory surplus, which was 1.0-to-1 for the 12 months ended September 30, 2016, matching year-end 2015.

Financial strength ratings assigned to us by independent rating firms also are important. In addition to rating our parent company’s senior debt, four firms award insurer financial strength ratings to one or more of our insurance subsidiary companies based on their quantitative and qualitative analyses. These ratings primarily assess an insurer’s ability to meet financial obligations to policyholders and do not necessarily address all of the matters that may be important to investors. Ratings are under continuous review and subject to change or withdrawal at any time by the rating agency. Each rating should be evaluated independently of any other rating; please see each rating agency's website for its most recent report on our ratings.

All of our insurance subsidiaries continue to be highly rated. As of October 24, 2016, our insurer financial strength ratings were:

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

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

CONSOLIDATED PROPERTY CASUALTY INSURANCE HIGHLIGHTS
Consolidated property casualty insurance results include premiums and expenses for our standard market insurance segments (commercial lines and personal lines), our excess and surplus lines segment and our reinsurance assumed operations.

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2016	2015	% Change	2016	2015	% Change
Earned premiums	$1,133	$1,076	5	$3,343	$3,176	5
Fee revenues	3	2	50	7	6	17
Total revenues	1,136	1,078	5	3,350	3,182	5
Loss and loss expenses from:
Current accident year before catastrophe losses	676	633	7	2,001	1,935	3
Current accident year catastrophe losses	54	28	93	260	161	61
Prior accident years before catastrophe losses	(42)	(47)	11	(146)	(128)	(14)
Prior accident years catastrophe losses	2	(1)	nm	(5)	(12)	58
Loss and loss expenses	690	613	13	2,110	1,956	8
Underwriting expenses	356	332	7	1,044	983	6
Underwriting profit	$90	$133	(32)	$196	$243	(19)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	59.8%	58.7%	1.1	59.9%	60.8%	(0.9)
Current accident year catastrophe losses	4.7	2.6	2.1	7.8	5.1	2.7
Prior accident years before catastrophe losses	(3.7)	(4.3)	0.6	(4.4)	(4.0)	(0.4)
Prior accident years catastrophe losses	0.2	(0.1)	0.3	(0.2)	(0.4)	0.2
Loss and loss expenses	61.0	56.9	4.1	63.1	61.5	1.6
Underwriting expenses	31.4	30.9	0.5	31.3	31.0	0.3
Combined ratio	92.4%	87.8%	4.6	94.4%	92.5%	1.9

Combined ratio	92.4%	87.8%	4.6	94.4%	92.5%	1.9
Contribution from catastrophe losses and prior years reserve development	1.2	(1.8)	3.0	3.2	0.7	2.5
Combined ratio before catastrophe losses and prior years reserve development	91.2%	89.6%	1.6	91.2%	91.8%	(0.6)

Our consolidated property casualty insurance operations generated an underwriting profit of $90 million and $196 million for the three and nine months ended September 30, 2016. The three-month decrease of $43 million, compared with the third quarter of 2015, was largely due to an increase of $29 million in losses from weather-related natural catastrophes. The nine-month decrease of $47 million, compared with the same period of 2015, was driven by an increase of $106 million in losses from weather-related natural catastrophes. We believe future property casualty underwriting results will continue to benefit from price increases and our ongoing initiatives to improve pricing precision and loss experience related to claims and loss control practices.
For all property casualty lines of business in aggregate, net loss and loss expense reserves at September 30, 2016, were $257 million higher than at year-end 2015, including $134 million for the incurred but not reported (IBNR) portion. The $257 million reserve increase raised year-end 2015 net loss and loss expense reserves by 6 percent.

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

Our consolidated property casualty combined ratio for the third quarter of 2016 rose 4.6 percentage points, compared with the same period of 2015, including 2.4 points from higher catastrophe losses and loss expenses.

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

For the first nine months of 2016, compared with the same period of 2015, our consolidated property casualty combined ratio rose 1.9 percentage points, including 2.9 points from higher catastrophe losses and loss expenses.

The combined ratio can be affected significantly by natural catastrophe losses and other large losses as discussed in detail below. The combined ratio can also be affected by updated estimates of loss and loss expense reserves established for claims that occurred in prior periods, referred to as prior accident years. Net favorable development on prior accident year reserves, including reserves for catastrophe losses, benefited the combined ratio by 4.6 percentage points in the first nine months of 2016, compared with 4.4 percentage points in the same period of 2015. Net favorable development is discussed in further detail in Financial Results by property casualty insurance segment.

The ratio for current accident year loss and loss expenses before catastrophe losses improved in the first nine months of 2016. The 59.9 percent ratio for the first nine months of 2016 decreased 0.9 percentage points compared with the 60.8 percent accident year 2015 ratio measured as of September 30, 2015, including an increase of 0.5 percentage points in the ratio for large losses of $1 million or more per claim, discussed below.

The underwriting expense ratio increased 0.5 and 0.3 percentage points for the third quarter and first nine months of 2016, compared with the same periods of 2015. Strategic investments that include enhancement of underwriting expertise offset the favorable effects of higher earned premiums and ongoing expense management efforts.

Consolidated Property Casualty Insurance Premiums

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2016	2015	% Change	2016	2015	% Change
Agency renewal written premiums	$1,036	$999	4	$3,121	$3,000	4
Agency new business written premiums	149	138	8	417	392	6
Cincinnati Re net written premiums	21	—	nm	56	—	nm
Other written premiums	(31)	(39)	21	(78)	(86)	9
Net written premiums	1,175	1,098	7	3,516	3,306	6
Unearned premium change	(42)	(22)	(91)	(173)	(130)	(33)
Earned premiums	$1,133	$1,076	5	$3,343	$3,176	5

The trends in net written premiums and earned premiums summarized in the table above include the effects of price increases. Price change trends that heavily influence renewal written premium increases or decreases, along with other premium growth drivers for 2016, are discussed in more detail by segment below in Financial Results.

Consolidated property casualty net written premiums for the three and nine months ended September 30, 2016, grew $77 million and $210 million compared with the same periods of 2015. Each of our property casualty segments continued to grow during the first nine months of 2016. Our premium growth initiatives from prior years have provided an ongoing favorable effect on growth during the current year, particularly as newer agency relationships mature over time.

Consolidated property casualty agency new business written premiums rose $11 million and $25 million for the third quarter and first nine months of 2016, compared with the same periods of 2015. New business written premiums in the third quarter and first nine months of 2016 were higher than the same periods of 2015 for each of our property casualty insurance segments. New agency appointments during 2015 and 2016 produced a $28 million increase in standard lines new business for the first nine months of 2016 compared with the same period of 2015. As we appoint new agencies that choose to move accounts to us, we report these accounts as new business. While this business is new to us, in many cases it is not new to the agent. We believe these seasoned accounts tend to be priced more accurately than business that may be less familiar to our agent upon obtaining it from a competing agent.

Net written premiums for Cincinnati ReSM increased $56 million for the first nine months of 2016, compared with the same period of 2015. Cincinnati Re assumes risks through reinsurance treaties and in some cases cedes part of the risk and related premiums to one or more unaffiliated reinsurance companies through transactions known as retrocessions. For the first nine months of 2016, earned premiums for Cincinnati Re totaled $33 million, compared with less than $1 million earned in the same period a year ago.

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. A decrease in ceded premiums for the third quarter and first nine months of 2016, compared with the same periods of 2015, contributed $1 million and $2 million to 2016 net written premium growth.

Catastrophe losses and loss expenses typically have a material effect on property casualty results and can vary significantly from period to period. Losses from natural catastrophes contributed 4.9 and 7.6 percentage points to the combined ratio in the third quarter and first nine months of 2016, compared with 2.5 and 4.7 percentage points in the same periods of 2015. Some of those losses were applicable to annual loss deductible provisions of our collateralized reinsurance funded through catastrophe bonds. For our collateralized reinsurance arrangement effective January 18, 2014, aggregate losses occurring from January 18, 2016, through September 30, 2016, totaled $16 million from three occurrences, where aggregate losses reached the applicable loss deductible provision for the specific geographic locations included in the severe convective storm portion of that coverage. If aggregate losses, after the $5 million per occurrence deductible, exceed $160 million during an annual coverage period, we can recover the excess through funds that collateralize the catastrophe bonds. The following table shows consolidated property casualty insurance catastrophe losses and loss expenses incurred, net of reinsurance, as well as the effect of loss development on prior period catastrophe events. We individually list declared catastrophe events for which our incurred losses reached or exceeded $10 million.

Consolidated Property Casualty Insurance Catastrophe Losses and Loss Expenses Incurred

(Dollars in millions, net of reinsurance)			Three months ended September 30,				Nine months ended September 30,
			Comm.	Pers.	E&S		Comm.	Pers.	E&S
Dates	Event	Region	lines	lines	lines	Total	lines	lines	lines	Total
2016
Apr. 2-3	Hail, Wind	Midwest, Northeast, South	$—	$—	$—	$—	$6	$6	$—	$12
Apr. 10-15	Flood, hail, wind	South	—	—	—	—	55	—	1	56
Apr. 25-28	Flood, hail, wind	Midwest, South	—	—	—	—	8	4	—	12
Apr. 29- May 3	Flood, hail, wind	Midwest, South	1	1	—	2	19	8	—	27
May 7-10	Flood, hail, wind	Midwest, South, West	3	5	—	8	17	11	—	28
May 11-12	Flood, hail, wind	Midwest, South	(1)	1	—	—	10	2	—	12
May 21-28	Flood, hail, wind	Midwest, South, West	1	—	—	1	12	3	—	15
Jul. 28-29	Flood, hail, wind	West	11	—	—	11	11	—	—	11
Sep. 19-23	Flood, hail, wind	Midwest	1	10	—	11	1	10	—	11
All other 2016 catastrophes			11	10	—	21	47	28	1	76
Development on 2015 and prior catastrophes			4	(2)	—	2	(2)	(3)	—	(5)
Calendar year incurred total			$31	$25	$—	$56	$184	$69	$2	$255

2015
Feb. 16-27	Freezing, ice and snow, wind	Midwest, Northeast, South	$1	$—	$—	$1	$35	$10	$—	$45
Apr. 7-10	Flood, hail, wind	Midwest, Northeast, South	—	—	—	—	7	14	—	21
Apr. 18-20	Flood, hail, wind	Midwest, South	—	—	—	—	6	6	—	12
Jul. 12-14	Flood, hail, wind	Midwest, South	4	8		12	4	8		12
All other 2015 catastrophes			7	8	—	15	42	28	1	71
Development on 2014 and prior catastrophes			—	(1)	—	(1)	(9)	(3)	—	(12)
Calendar year incurred total			$12	$15	$—	$27	$85	$63	$1	$149

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

The following table includes data for losses incurred of $1 million or more per claim, net of reinsurance.

Consolidated Property Casualty Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended September 30,			Nine months ended September 30,
	2016	2015	% Change	2016	2015	% Change
Current accident year losses greater than $5,000,000	$10	$8	25	$33	$25	32
Current accident year losses $1,000,000- $5,000,000	46	43	7	122	104	17
Large loss prior accident year reserve development	1	19	(95)	4	30	(87)
Total large losses incurred	57	70	(19)	159	159	0
Losses incurred but not reported	(7)	(31)	77	100	50	100
Other losses excluding catastrophe losses	467	441	6	1,269	1,276	(1)
Catastrophe losses	53	24	121	249	144	73
Total losses incurred	$570	$504	13	$1,777	$1,629	9

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5,000,000	0.9%	0.7%	0.2	1.0%	0.8%	0.2
Current accident year losses $1,000,000- $5,000,000	4.1	4.1	0.0	3.6	3.3	0.3
Large loss prior accident year reserve development	0.2	1.7	(1.5)	0.1	0.9	(0.8)
Total large loss ratio	5.2	6.5	(1.3)	4.7	5.0	(0.3)
Losses incurred but not reported	(0.7)	(2.9)	2.2	3.0	1.6	1.4
Other losses excluding catastrophe losses	41.3	40.9	0.4	38.1	40.2	(2.1)
Catastrophe losses	4.7	2.3	2.4	7.4	4.5	2.9
Total loss ratio	50.5%	46.8%	3.7	53.2%	51.3%	1.9

We believe the inherent variability of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the variability in addition to general inflationary trends in loss costs. Our analysis continues to indicate no unexpected concentration of large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The third-quarter 2016 property casualty total large losses incurred of $57 million, net of reinsurance, were higher than the $54 million quarterly average during full-year 2015 but lower than the $70 million experienced for the third quarter of 2015. The ratio for these large losses was 1.3 percentage points lower compared with last year’s third quarter. The third-quarter 2016 amount of total large losses incurred helped contribute to the decrease in the nine-month 2016 total large loss ratio, compared with 2015, offsetting a first-half 2016 ratio that was 0.4 points higher than the first half of 2015. We believe results for the three- and nine-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million. Losses by size are discussed in further detail in results of operations by property casualty insurance segment.

FINANCIAL RESULTS
Consolidated results reflect the operating results of each of our five segments along with the parent company, Cincinnati Re and other activities reported as “Other.” The five segments are:

•	Commercial lines property casualty insurance

•	Personal lines property casualty insurance

•	Excess and surplus lines property casualty insurance

•	Life insurance

•	Investments

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

COMMERCIAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2016	2015	% Change	2016	2015	% Change
Earned premiums	$779	$757	3	$2,310	$2,235	3
Fee revenues	1	1	0	3	3	0
Total revenues	780	758	3	2,313	2,238	3
Loss and loss expenses from:
Current accident year before catastrophe losses	460	429	7	1,357	1,315	3
Current accident year catastrophe losses	27	12	125	186	94	98
Prior accident years before catastrophe losses	(35)	(43)	19	(116)	(111)	(5)
Prior accident years catastrophe losses	4	—	nm	(2)	(9)	78
Loss and loss expenses	456	398	15	1,425	1,289	11
Underwriting expenses	252	239	5	740	705	5
Underwriting profit	$72	$121	(40)	$148	$244	(39)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	59.1%	56.6%	2.5	58.7%	58.8%	(0.1)
Current accident year catastrophe losses	3.5	1.5	2.0	8.1	4.2	3.9
Prior accident years before catastrophe losses	(4.5)	(5.6)	1.1	(5.0)	(5.0)	0.0
Prior accident years catastrophe losses	0.4	(0.1)	0.5	(0.1)	(0.4)	0.3
Loss and loss expenses	58.5	52.4	6.1	61.7	57.6	4.1
Underwriting expenses	32.3	31.6	0.7	32.0	31.6	0.4
Combined ratio	90.8%	84.0%	6.8	93.7%	89.2%	4.5

Combined ratio	90.8%	84.0%	6.8	93.7%	89.2%	4.5
Contribution from catastrophe losses and prior years reserve development	(0.6)	(4.2)	3.6	3.0	(1.2)	4.2
Combined ratio before catastrophe losses and prior years reserve development	91.4%	88.2%	3.2	90.7%	90.4%	0.3

Overview
Performance highlights for the commercial lines segment include:

•
Premiums – Earned premiums and net written premiums for the commercial lines segment grew during the third quarter and first nine months of 2016, primarily due to renewal premium growth that continued to reflect price increases and a higher level of insured exposures. Higher new business written premiums for the third quarter and first nine months of 2016 also contributed to growth. The table below analyzes the primary components of premiums. We continue using predictive analytics tools to improve pricing precision and segmentation while also leveraging our local relationships with agents through the efforts of our teams that work closely with them. We seek to maintain appropriate pricing discipline for both new and renewal business as our agents and underwriters assess account quality to make careful decisions on a case-by-case basis whether to write or renew a policy.

Agency renewal written premiums grew 3 percent for both the three and nine months ended September 30, 2016, compared with the same periods of 2015. The growth reflected price increases and improving economic conditions. During the third quarter of 2016, our overall standard commercial lines policies continued to average estimated renewal price increases at percentages in the low-single-digit range, similar to the first half of 2016. We continue to segment commercial lines policies, emphasizing identification and retention of policies we believe have relatively stronger pricing. Conversely, we have been seeking stricter renewal terms and conditions on policies we believe have relatively weaker pricing, in turn retaining fewer of those policies. As a result, the average change in commercial lines renewal pricing was slightly lower than in 2015. We measure average changes in commercial lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for the respective policies.

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

Our average overall commercial lines renewal pricing change includes the impact of flat pricing of certain coverages within package policies written for a three-year term that were in force but did not expire during the period being measured. Therefore, the change in average commercial lines renewal pricing we report reflects a blend of three-year policies that did not expire and other policies that did expire during the measurement period. For commercial lines policies that did expire and were then renewed during the third quarter of 2016, we estimate that our average percentage price increase for both commercial auto and commercial property lines were in the mid-single-digit range. The estimated average percentage price change for our commercial casualty line of business was an increase in the low-single-digit range, and for workers’ compensation it was a decrease in the low-single-digit range.
Renewal premiums for our commercial casualty and workers’ compensation lines include the results of policy audits that adjust initial premium amounts based on differences between estimated and actual sales or payroll related to a specific policy. Audits completed during the third quarter and first nine months of 2016 contributed $19 million and $60 million to net written premiums, respectively.
New business written premiums for commercial lines increased $5 million and $13 million during the third quarter and first nine months of 2016, compared with the same periods of 2015. During the first nine months of 2016, new business written premiums grew for each major line of business in our commercial lines segment. Trend analysis for year-over-year comparisons of individual quarters are more difficult to assess for commercial lines new business written premiums, due to inherent variability. That variability is often driven by larger policies with annual premiums greater than $100,000.
Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. A decrease in ceded premiums contributed $1 million to net written premium growth for the first nine months of 2016, compared with the same period of 2015, while third-quarter 2016 ceded premiums increased $1 million compared with the third quarter of 2015.

Commercial Lines Insurance Premiums

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2016	2015	% Change	2016	2015	% Change
Agency renewal written premiums	$698	$678	3	$2,174	$2,107	3
Agency new business written premiums	101	96	5	281	268	5
Other written premiums	(22)	(31)	29	(54)	(62)	13
Net written premiums	777	743	5	2,401	2,313	4
Unearned premium change	2	14	(86)	(91)	(78)	(17)
Earned premiums	$779	$757	3	$2,310	$2,235	3

•
Combined ratio – The commercial lines combined ratio rose for the three and nine months ended September 30, 2016, compared with the same periods last year, largely due to weather-related natural catastrophe losses and loss expenses that were 2.5 and 4.2 percentage points higher, respectively.

Catastrophe losses and loss expenses accounted for 3.9 and 8.0 percentage points of the combined ratio for the third quarter and first nine months of 2016, compared with 1.4 and 3.8 percentage points for the same periods a year ago. The 10-year annual average for that catastrophe measure through 2015 for the commercial lines segment was 4.4 percentage points, and the five-year annual average was 5.6 percentage points.
The net effect of reserve development on prior accident years during the third quarter and first nine months of 2016 was favorable for commercial lines overall by $31 million and $118 million compared with $43 million and $120 million for the same periods in 2015. For the nine months ended September 30, 2016, our workers’ compensation line of business was the largest contributor to the total commercial lines net favorable reserve development on prior accident years, followed, in nearly equal amounts, by other commercial lines, which was largely attributable to director and officer liability insurance, and our commercial casualty line of business. Those contributions were partially offset by unfavorable reserve development for our commercial auto line of business. The net favorable reserve development recognized during the first nine months of 2016 for our commercial lines segment was distributed mainly between accident years 2015 and 2014, and was primarily due to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2015 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 46.

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

The commercial lines underwriting expense ratio increased 0.7 and 0.4 percentage points for the third quarter and first nine months of 2016, compared with the same periods of 2015. Strategic investments that include enhancement of underwriting expertise offset the favorable effects of higher earned premiums and ongoing expense management efforts.
Underwriting results and related measures for the combined ratio are summarized in the first table of Commercial Lines Insurance Results. The tables and discussion below provide additional details of underwriting results.

Commercial Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended September 30,			Nine months ended September 30,
	2016	2015	% Change	2016	2015	% Change
Current accident year losses greater than $5,000,000	$10	$8	25	$33	$25	32
Current accident year losses $1,000,000- $5,000,000	34	26	31	103	64	61
Large loss prior accident year reserve development	5	17	(71)	8	28	(71)
Total large losses incurred	49	51	(4)	144	117	23
Losses incurred but not reported	4	(17)	nm	70	31	126
Other losses excluding catastrophe losses	287	277	4	786	823	(4)
Catastrophe losses	28	9	211	179	81	121
Total losses incurred	$368	$320	15	$1,179	$1,052	12

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5,000,000	1.3%	1.0%	0.3	1.4%	1.1%	0.3
Current accident year losses $1,000,000- $5,000,000	4.4	3.7	0.7	4.4	2.9	1.5
Large loss prior accident year reserve development	0.8	2.3	(1.5)	0.4	1.3	(0.9)
Total large loss ratio	6.5	7.0	(0.5)	6.2	5.3	0.9
Losses incurred but not reported	0.4	(2.4)	2.8	3.0	1.3	1.7
Other losses excluding catastrophe losses	36.7	36.3	0.4	34.1	36.8	(2.7)
Catastrophe losses	3.7	1.3	2.4	7.8	3.7	4.1
Total loss ratio	47.3%	42.2%	5.1	51.1%	47.1%	4.0

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The third-quarter 2016 commercial lines total large losses incurred of $49 million, net of reinsurance, were higher than the quarterly average of $42 million during full-year 2015 but lower than the $51 million total large losses incurred for the third quarter of 2015. The ratio for these large losses was 0.5 percentage points lower compared with last year’s third-quarter ratio. The third-quarter 2016 amount of total large losses incurred favorably affected the nine-month 2016 increase of 0.9 percentage points in the total large loss ratio, compared with 2015, as the first-half 2016 ratio was 1.7 points higher than the first half of 2015. We believe results for the three- and nine-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

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

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2016	2015	% Change	2016	2015	% Change
Commercial casualty:
Written premiums	$259	$247	5	$822	$787	4
Earned premiums	265	257	3	785	753	4
Current accident year before catastrophe losses	57.4%	53.6%		58.8%	57.4%
Current accident year catastrophe losses	—	—		—	—
Prior accident years before catastrophe losses	(2.6)	(6.2)		(3.8)	(4.8)
Prior accident years catastrophe losses	—	—		—	—
Total loss and loss expenses ratio	54.8%	47.4%		55.0%	52.6%
Commercial property:
Written premiums	$224	$218	3	$672	$642	5
Earned premiums	217	205	6	646	604	7
Current accident year before catastrophe losses	47.7%	47.0%		45.2%	47.5%
Current accident year catastrophe losses	11.5	5.2		27.5	13.8
Prior accident years before catastrophe losses	(2.7)	(0.2)		(3.3)	(1.4)
Prior accident years catastrophe losses	1.6	0.3		(0.5)	(1.1)
Total loss and loss expenses ratio	58.1%	52.3%		68.9%	58.8%
Commercial auto:
Written premiums	$151	$137	10	$465	$435	7
Earned premiums	151	141	7	442	416	6
Current accident year before catastrophe losses	76.9%	71.4%		76.9%	73.1%
Current accident year catastrophe losses	0.8	—		1.2	0.5
Prior accident years before catastrophe losses	2.8	3.2		5.9	6.6
Prior accident years catastrophe losses	—	(0.1)		(0.1)	(0.1)
Total loss and loss expenses ratio	80.5%	74.5%		83.9%	80.1%
Workers' compensation:
Written premiums	$83	$83	0	$274	$276	(1)
Earned premiums	90	93	(3)	268	276	(3)
Current accident year before catastrophe losses	72.5%	71.1%		72.2%	73.4%
Current accident year catastrophe losses	—	—		—	—
Prior accident years before catastrophe losses	(18.1)	(26.4)		(19.4)	(29.0)
Prior accident years catastrophe losses	—	—		—	—
Total loss and loss expenses ratio	54.4%	44.7%		52.8%	44.4%
Other commercial lines:
Written premiums	$60	$60	0	$168	$173	(3)
Earned premiums	56	61	(8)	169	186	(9)
Current accident year before catastrophe losses	41.5%	45.9%		41.9%	47.7%
Current accident year catastrophe losses	1.6	1.2		2.0	4.9
Prior accident years before catastrophe losses	(19.1)	(9.8)		(23.4)	(7.7)
Prior accident years catastrophe losses	0.2	(2.1)		0.5	(1.2)
Total loss and loss expenses ratio	24.2%	35.2%		21.0%	43.7%

As discussed above, the loss and loss expenses ratio component of the combined ratio is an important measure of underwriting profit and performance. Catastrophe losses are volatile and can distort short-term profitability trends, particularly for certain lines of business. Development of loss and loss expense reserves on prior accident years can also distort trends in measures of profitability for recently written business. To illustrate these effects,

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

we separate their impact on the ratios shown in the table above. For the nine months ended September 30, 2016, the commercial line of business with the most significant profitability challenge was commercial auto. However, during that time our commercial auto policies experienced average renewal price percentage increases in the mid-single-digit range, which we believe will help improve profitability in future quarters. We further discuss current initiatives for commercial auto in the Highlights of Our Strategy and Supporting Initiatives section of this quarterly report and in our 2015 Annual Report on Form 10-K, Item 7, Commercial Lines of Business Analysis, Page 67.

PERSONAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2016	2015	% Change	2016	2015	% Change
Earned premiums	$293	$277	6	$864	$817	6
Fee revenues	1	1	0	3	2	50
Total revenues	294	278	6	867	819	6
Loss and loss expenses from:
Current accident year before catastrophe losses	186	180	3	546	538	1
Current accident year catastrophe losses	27	16	69	72	66	9
Prior accident years before catastrophe losses	6	3	100	(1)	4	nm
Prior accident years catastrophe losses	(2)	(1)	(100)	(3)	(3)	0
Loss and loss expenses	217	198	10	614	605	1
Underwriting expenses	85	82	4	253	244	4
Underwriting loss	$(8)	$(2)	300	$—	$(30)	nm

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	63.7%	64.9%	(1.2)	63.2%	65.8%	(2.6)
Current accident year catastrophe losses	8.9	5.7	3.2	8.3	8.0	0.3
Prior accident years before catastrophe losses	2.1	1.0	1.1	(0.1)	0.5	(0.6)
Prior accident years catastrophe losses	(0.5)	(0.1)	(0.4)	(0.3)	(0.3)	0.0
Loss and loss expenses	74.2	71.5	2.7	71.1	74.0	(2.9)
Underwriting expenses	29.2	29.4	(0.2)	29.3	29.8	(0.5)
Combined ratio	103.4%	100.9%	2.5	100.4%	103.8%	(3.4)

Combined ratio	103.4%	100.9%	2.5	100.4%	103.8%	(3.4)
Contribution from catastrophe losses and prior years reserve development	10.5	6.6	3.9	7.9	8.2	(0.3)
Combined ratio before catastrophe losses and prior years reserve development	92.9%	94.3%	(1.4)	92.5%	95.6%	(3.1)

Overview
Performance highlights for the personal lines segment include:

•
Premiums – Personal lines earned premiums and net written premiums for the third quarter and first nine months of 2016 continued to grow, primarily due to an increase in renewal written premiums. Price increases and a high level of policy retention were the main drivers of renewal premium growth. Rising new business written premiums from agencies that represent us also contributed to overall premium growth. The table below analyzes the primary components of premiums.

Agency renewal written premiums increased 5 percent and 6 percent for the third quarter and first nine months of 2016, largely reflecting rate increases. We estimate that premium rates for our personal auto line of business increased at average percentages near the high end of the mid-single-digit range during the third quarter and first nine months of 2016. For our homeowner line of business, we estimate that premium rates for the first nine months of 2016 increased at average percentages in the mid-single-digit range. For both our personal auto and homeowner lines of business, some individual policies experienced lower or higher rate changes based on each risk's specific characteristics and enhanced pricing precision enabled by predictive models.
Personal lines new business written premiums grew 7 percent and 8 percent during the third quarter and first nine months of 2016, compared with the same periods of 2015. Essentially all of that growth came from high

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

net worth clients of our agencies. Personal lines new business written premiums from our high net worth policies totaled approximately $21 million during the first nine months of 2016.
Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. An increase in ceded premiums of less than $1 million slightly reduced growth of third-quarter 2016 net written premiums, compared with the same period of 2015, while nine-month 2016 ceded premiums decreased by less than $1 million, compared with the 2015 period.
We continue to implement strategies discussed in our 2015 Annual Report on Form 10-K, Item 1, Strategic Initiatives, Page 12, to enhance our responsiveness to marketplace changes and to help achieve our long-term objectives for personal lines growth and profitability. These strategies include initiatives to more profitably underwrite personal auto policies.

Personal Lines Insurance Premiums

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2016	2015	% Change	2016	2015	% Change
Agency renewal written premiums	$303	$288	5	$841	$796	6
Agency new business written premiums	32	30	7	91	84	8
Other written premiums	(6)	(6)	0	(17)	(18)	6
Net written premiums	329	312	5	915	862	6
Unearned premium change	(36)	(35)	(3)	(51)	(45)	(13)
Earned premiums	$293	$277	6	$864	$817	6

•
Combined ratio – Our personal lines combined ratio increased by 2.5 percentage points for the third quarter of 2016, compared with the third quarter a year ago, driven by a 2.8 percentage-point increase in the ratio for weather-related natural catastrophe losses and loss expenses. For the nine months ended September 30, 2016, compared with the same period of 2015, our personal lines combined ratio decreased by 3.4 percentage points, reflecting an improved ratio for current accident year losses and loss expenses before catastrophe losses that offset higher losses from weather-related natural catastrophes.

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
Catastrophe losses and loss expenses accounted for 8.4 and 8.0 percentage points of the combined ratio for the three and nine months ended September 30, 2016, compared with 5.6 and 7.7 percentage points for the same periods of 2015. The 10-year annual average catastrophe loss ratio through 2015 for the personal lines segment was 10.9 percentage points, and the five-year annual average was 11.4 percentage points.
Personal lines net reserve development on prior accident years netted to an unfavorable $4 million for the third quarter but a favorable $4 million for the first nine months of 2016. In the first nine months of 2016, our homeowner and other personal lines of business developed favorably, largely for accident year 2015, while reserves for several prior accident years developed unfavorably for our personal auto line of business. The nine-month personal lines total reserve development was $5 million more favorable than the same period of 2015 and included a first-quarter 2016 refinement to reserves for loss expenses. The refinement transferred approximately $10 million of reserves for loss expenses, primarily for our personal auto line of business, to various lines of business in our commercial lines segment. For losses only, our nine-month 2016 personal auto prior accident year net reserve development was unfavorable by $22 million. Reserve estimates are inherently uncertain as described in our 2015 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 46.
The underwriting expense ratio decreased 0.2 percentage points for the third quarter and 0.5 percentage points for first nine months of 2016, compared with the same periods of 2015. The three-month decrease was driven by a lower ratio for profit-sharing commissions to agencies while the nine-month decrease reflected an unusually high 2015 ratio from changes in estimates related to allocations of deferred acquisition costs by segment. Those ratio-decrease effects also offset the ratio-increase effect of strategic investments that include enhancement of underwriting expertise, such as staff additions to support high net worth market expansion.

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

Personal Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended September 30,			Nine months ended September 30,
	2016	2015	% Change	2016	2015	% Change
Current accident year losses greater than $5,000,000	$—	$—	nm	$—	$—	nm
Current accident year losses $1,000,000- $5,000,000	10	15	(33)	16	37	(57)
Large loss prior accident year reserve development	(3)	—	nm	(4)	—	nm
Total large losses incurred	7	15	(53)	12	37	(68)
Losses incurred but not reported	(9)	(12)	25	25	9	178
Other losses excluding catastrophe losses	168	155	8	442	425	4
Catastrophe losses	25	15	67	68	62	10
Total losses incurred	$191	$173	10	$547	$533	3

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5,000,000	—%	—%	0.0	—%	—%	0.0
Current accident year losses $1,000,000- $5,000,000	3.5	5.2	(1.7)	1.8	4.5	(2.7)
Large loss prior accident year reserve development	(1.1)	(0.2)	(0.9)	(0.4)	—	(0.4)
Total large loss ratio	2.4	5.0	(2.6)	1.4	4.5	(3.1)
Losses incurred but not reported	(3.2)	(4.2)	1.0	2.9	1.1	1.8
Other losses excluding catastrophe losses	57.7	56.3	1.4	51.2	52.0	(0.8)
Catastrophe losses	8.2	5.4	2.8	7.8	7.6	0.2
Total loss ratio	65.1%	62.5%	2.6	63.3%	65.2%	(1.9)

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the third quarter of 2016, the personal lines total large loss ratio, net of reinsurance, was 2.6 percentage points lower than last year’s third quarter. The third-quarter 2016 amount of total large losses incurred helped contribute to the decrease in the nine-month 2016 total large loss ratio, compared with 2015, in addition to a first-half 2016 ratio that was 3.2 points lower than the first half of 2015. We believe results for the three- and nine-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

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

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2016	2015	% Change	2016	2015	% Change
Personal auto:
Written premiums	$154	$144	7	$431	$400	8
Earned premiums	137	128	7	403	376	7
Current accident year before catastrophe losses	79.6%	74.5%		79.4%	78.6%
Current accident year catastrophe losses	1.1	0.6		1.3	1.0
Prior accident years before catastrophe losses	6.8	1.2		3.8	3.3
Prior accident years catastrophe losses	(0.2)	(0.1)		(0.2)	(0.2)
Total loss and loss expenses ratio	87.3%	76.2%		84.3%	82.7%
Homeowner:
Written premiums	$138	$132	5	$381	$362	5
Earned premiums	122	117	4	362	345	5
Current accident year before catastrophe losses	46.8%	52.8%		49.1%	53.7%
Current accident year catastrophe losses	19.5	12.6		17.1	16.8
Prior accident years before catastrophe losses	0.5	(1.0)		(1.8)	(2.8)
Prior accident years catastrophe losses	(0.9)	(0.1)		(0.5)	(0.5)
Total loss and loss expenses ratio	65.9%	64.3%		63.9%	67.2%
Other personal:
Written premiums	$37	$36	3	$103	$100	3
Earned premiums	34	32	6	99	96	3
Current accident year before catastrophe losses	60.2%	70.1%		48.9%	59.4%
Current accident year catastrophe losses	2.6	1.2		4.4	4.1
Prior accident years before catastrophe losses	(11.5)	7.6		(9.9)	1.3
Prior accident years catastrophe losses	(0.4)	(0.1)		(0.1)	(0.3)
Total loss and loss expenses ratio	50.9%	78.8%		43.3%	64.5%

As discussed above, the loss and loss expenses ratio component of the combined ratio is an important measure of underwriting profit and performance. Catastrophe losses are volatile and can distort short-term profitability trends, particularly for certain lines of business. Development of loss and loss expense reserves on prior accident years can also distort trends in measures of profitability for recently written business. To illustrate these effects, we separate their impact on the ratios shown in the table above. For the nine months ended September 30, 2016, the line of business in our personal lines insurance segment with the most significant profitability challenge was personal auto. During the first nine months of 2016, premium rate increases that allow for more pricing precision on our personal auto policies continued to be implemented at average percentages near the high end of the mid-single-digit range. We continue to work toward greater pricing precision in addition to broad-based rate increases to help improve profitability over the long term.

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

EXCESS AND SURPLUS LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2016	2015	% Change	2016	2015	% Change
Earned premiums	$48	$42	14	$136	$124	10
Fee revenues	1	—	nm	1	1	0
Total revenues	49	42	17	137	125	10
Loss and loss expenses from:
Current accident year before catastrophe losses	27	24	13	80	82	(2)
Current accident year catastrophe losses	—	—	nm	2	1	100
Prior accident years before catastrophe losses	(12)	(7)	(71)	(27)	(21)	(29)
Prior accident years catastrophe losses	—	—	nm	—	—	nm
Loss and loss expenses	15	17	(12)	55	62	(11)
Underwriting expenses	14	11	27	40	34	18
Underwriting profit	$20	$14	43	$42	$29	45

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	57.2%	56.9%	0.3	58.9%	65.9%	(7.0)
Current accident year catastrophe losses	0.2	0.3	(0.1)	1.3	0.7	0.6
Prior accident years before catastrophe losses	(25.5)	(15.4)	(10.1)	(19.6)	(16.4)	(3.2)
Prior accident years catastrophe losses	0.0	0.1	(0.1)	(0.1)	(0.1)	0.0
Loss and loss expenses	31.9	41.9	(10.0)	40.5	50.1	(9.6)
Underwriting expenses	29.4	28.0	1.4	29.4	27.8	1.6
Combined ratio	61.3%	69.9%	(8.6)	69.9%	77.9%	(8.0)

Combined ratio	61.3%	69.9%	(8.6)	69.9%	77.9%	(8.0)
Contribution from catastrophe losses and prior years reserve development	(25.3)	(15.0)	(10.3)	(18.4)	(15.8)	(2.6)
Combined ratio before catastrophe losses and prior years reserve development	86.6%	84.9%	1.7	88.3%	93.7%	(5.4)

 Overview
Performance highlights for the excess and surplus lines segment include:

•
Premiums – Excess and surplus lines net written premiums continued to grow during the third quarter and first nine months of 2016. Growth in both renewal and new business written premiums drove the increase.

Renewal written premiums rose 6 percent and 9 percent for the three and nine months ended September 30, 2016, compared with the same periods of 2015, reflecting the opportunity to renew many accounts for the first time, as well as higher renewal pricing. For the third quarter and the first nine months of 2016, excess and surplus lines policy renewals experienced estimated average percentage price increases near the high end of the low-single-digit range. We measure average changes in excess and surplus lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies.
New business written premiums produced by agencies increased 33 percent and 13 percent during the third quarter and first nine months of 2016, compared with the same periods of 2015, reflecting an increase in our marketing efforts as we continued to carefully underwrite each policy in a highly competitive market. Some of what we report as new business came from accounts that were not new to our agents. We believe our agents’ seasoned accounts tend to be priced more accurately than business that may be less familiar to them.

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

Excess and Surplus Lines Insurance Premiums

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2016	2015	% Change	2016	2015	% Change
Agency renewal written premiums	$35	$33	6	$106	$97	9
Agency new business written premiums	16	12	33	45	40	13
Other written premiums	(3)	(2)	(50)	(7)	(6)	(17)
Net written premiums	48	43	12	144	131	10
Unearned premium change	—	(1)	100	(8)	(7)	(14)
Earned premiums	$48	$42	14	$136	$124	10

•
Combined ratio – The excess and surplus lines combined ratio improved 8.6 percentage points for the third quarter of 2016, compared with the same period of 2015, primarily due to more favorable reserve development on prior accident years before catastrophe losses. For the first nine months of 2016, the combined ratio improved by 8.0 percentage points, compared with the first nine months of 2015, largely due to a lower ratio for current accident year losses and loss expenses before catastrophe losses.

Excess and surplus lines net favorable reserve development on prior accident years as a ratio to earned premiums was 25.5 percent and 19.7 percent for the third quarter and first nine months of 2016, compared with 15.3 percent and 16.5 percent for the same periods of 2015. Nearly half of the net favorable reserve development recognized during the first nine months of 2016 was attributable to accident year 2015, while most of the remainder was distributed almost evenly between accident years 2014 and 2013. That favorable reserve development was due primarily to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2015 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 46.
The underwriting expense ratio for the third quarter and first nine months of 2016 increased, compared with the same periods of 2015. Strategic investments that include enhancement of underwriting expertise, such as upgrades to systems used in underwriting excess and surplus lines insurance policies, and higher profit-sharing commissions to agencies drove the increases. Those ratio-increase effects offset the favorable ratio-decrease effects of higher earned premiums and ongoing expense management efforts.

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

Excess and Surplus Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended September 30,			Nine months ended September 30,
	2016	2015	% Change	2016	2015	% Change
Current accident year losses greater than $5,000,000	$—	$—	nm	$—	$—	nm
Current accident year losses $1,000,000- $5,000,000	2	2	0	3	3	0
Large loss prior accident year reserve development	(1)	2	nm	—	2	nm
Total large losses incurred	1	4	(75)	3	5	(40)
Losses incurred but not reported	(2)	(2)	0	5	10	(50)
Other losses excluding catastrophe losses	11	9	22	25	28	(11)
Catastrophe losses	—	—	nm	2	1	100
Total losses incurred	$10	$11	(9)	$35	$44	(20)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5,000,000	—%	—%	0.0	—%	—%	0.0
Current accident year losses $1,000,000- $5,000,000	4.4	4.8	(0.4)	2.3	2.5	(0.2)
Large loss prior accident year reserve development	(2.0)	5.0	(7.0)	(0.3)	1.7	(2.0)
Total large loss ratio	2.4	9.8	(7.4)	2.0	4.2	(2.2)
Losses incurred but not reported	(2.9)	(4.4)	1.5	4.1	8.4	(4.3)
Other losses excluding catastrophe losses	21.8	21.2	0.6	18.4	22.7	(4.3)
Catastrophe losses	0.1	0.3	(0.2)	1.1	0.5	0.6
Total loss ratio	21.4%	26.9%	(5.5)	25.6%	35.8%	(10.2)

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the third quarter of 2016, the excess and surplus lines total ratio for large losses, net of reinsurance, was 7.4 percentage points lower compared with last year’s third quarter. The third-quarter 2016 amount of total large losses incurred helped contribute to the decrease in the nine-month 2016 total large loss ratio, compared with 2015, offsetting a first-half 2016 ratio that was 0.6 points higher than the first-half 2015 ratio. We believe results for the three- and nine-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

LIFE INSURANCE RESULTS

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2016	2015	% Change	2016	2015	% Change
Earned premiums	$58	$51	14	$175	$156	12
Fee revenues	2	2	0	4	4	0
Total revenues	60	53	13	179	160	12
Contract holders' benefits incurred	63	57	11	188	175	7
Investment interest credited to contract holders'	(23)	(21)	(10)	(67)	(64)	(5)
Underwriting expenses incurred	24	16	50	62	50	24
Total benefits and expenses	64	52	23	183	161	14
Life insurance segment (loss) profit	$(4)	$1	nm	$(4)	$(1)	(300)

Overview
Performance highlights for the life insurance segment include:

•	Revenues – Revenues increased for the nine months ended September 30, 2016, primarily due to higher earned premiums from term insurance products.
Net in-force life insurance policy face amounts increased to $55.792 billion at September 30, 2016, from $52.735 billion at year-end 2015.
Fixed annuity deposits received for the three and nine months ended September 30, 2016, were $10 million and $36 million compared with $9 million and $26 million for same periods of 2015. Fixed annuity deposits have a minimal impact to earned premiums because deposits received are initially recorded as liabilities. Profit is earned over time by way of interest-rate spreads. We do not write variable or equity-indexed annuities.

Life Insurance Premiums

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2016	2015	% Change	2016	2015	% Change
Term life insurance	$37	$34	9	$112	$103	9
Universal life insurance	13	9	44	34	28	21
Other life insurance, annuity and disability income products	8	8	0	29	25	16
Net earned premiums	$58	$51	14	$175	$156	12

•
Profitability – Our life insurance segment typically reports a small profit or loss on a GAAP basis because profits from investment income spreads are included in our investment segment results. We include only investment income credited to contract holders (including interest assumed in life insurance policy reserve calculations) in our life insurance segment results. A loss of $4 million for our life insurance segment in the first nine months of 2016, compared with a loss of $1 million for the same period of 2015, was largely due to increased contract holders' benefits and operating expenses incurred due to the unlocking of interest rate and other actuarial assumptions.

Life insurance segment benefits and expenses consist principally of contract holders’ (policyholders’) benefits incurred related to traditional life and interest-sensitive products and operating expenses incurred, net of deferred acquisition costs. Total benefits increased in the first nine months of 2016. Mortality results increased from the same period of 2015 but were slightly less than our 2016 projections.
Operating expenses for the first nine months of 2016 increased compared with the same period a year ago. For the first nine months of 2016, unlocking of interest rate and other actuarial assumptions decreased the amount of expenses deferred to future periods, increasing operating expenses. For the first nine months of 2015, unlocking increased the amount of expenses deferred to future periods, decreasing operating expenses.

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

We recognize that assets under management, capital appreciation and investment income are integral to evaluating the success of the life insurance segment because of the long duration of life products. On a basis that includes investment income and realized gains or losses from life-insurance-related invested assets, the life insurance company reported a net profit of $10 million and $32 million in the three and nine months ended September 30, 2016, compared with a net profit of $11 million and $31 million for the same periods of 2015. The life insurance company portfolio had net after-tax realized investment gains of $2 million and $3 million for the three and nine months ended September 30, 2016, compared with less than $1 million of net after-tax realized investment losses in the third quarter of 2015 and $1 million of net after-tax realized investment gains for the nine months ended September 30, 2015.

INVESTMENTS RESULTS

Overview
The investments segment contributes investment income and realized gains and losses to results of operations. Investments traditionally are our primary source of pretax and after-tax profits.

Investment Income
Pretax investment income increased 3 percent and 5 percent for the three and nine months ended September 30, 2016, compared with the same periods of 2015. Interest income rose due to net purchases of fixed-maturity securities that offset the continuing effects of the low interest rate environment. Higher dividend income reflected rising dividend rates and net purchases of equity securities.

Investments Results

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2016	2015	% Change	2016	2015	% Change
Total investment income, net of expenses	$148	$143	3	$442	$422	5
Investment interest credited to contract holders'	(23)	(21)	(10)	(67)	(64)	(5)
Realized investment gains, net	56	3	nm	161	110	46
Investments profit, pretax	$181	$125	45	$536	$468	15

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

(Dollars in millions)
At September 30, 2016	% Yield	Principal redemptions
Fixed-maturity pretax yield profile:
Expected to mature during the remainder of 2016	4.13%	$177
Expected to mature during 2017	4.75	632
Expected to mature during 2018	5.74	989
Average yield and total expected redemptions from the remainder of 2016 through 2018	5.23	$1,798

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

The table below shows the average pretax yield-to-amortized cost for fixed-maturity securities acquired during the periods indicated. The average yield of 3.86 percent for the first nine months of 2016 was lower than the 4.70 percent average yield-to-amortized cost of the fixed-maturity securities portfolio at the end of 2015.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Average pretax yield-to-amortized cost on new fixed-maturities:
Acquired taxable fixed-maturities	3.73%	4.64%	4.27%	4.50%
Acquired tax-exempt fixed-maturities	2.66	3.32	2.89	3.34
Average total fixed-maturities acquired	3.39	4.35	3.86	4.02

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

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2016	2015	% Change	2016	2015	% Change
Investment income:
Interest	$111	$108	3	$330	$319	3
Dividends	39	37	5	117	108	8
Other	1	1	0	2	2	0
Less investment expenses	3	3	0	7	7	0
Investment income, pretax	148	143	3	442	422	5
Less income taxes	35	34	3	105	100	5
Total investment income, after-tax	$113	$109	4	$337	$322	5

Investment returns:
Effective tax rate	23.9%	23.7%		23.8%	23.7%
Average invested assets plus cash and cash equivalents	$15,564	$14,498		$15,192	$14,399
Average yield pretax	3.80%	3.95%		3.88%	3.91%
Average yield after-tax	2.90	3.01		2.96	2.98

Fixed-maturity returns:
Effective tax rate	27.3%	27.1%		27.3%	27.1%
Average amortized cost	$9,588	$9,347		$9,491	$9,133
Average yield pretax	4.63%	4.62%		4.64%	4.66%
Average yield after-tax	3.37	3.37		3.37	3.40

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

Net Realized Gains and Losses
We reported net realized investment gains of $56 million and $161 million for the three and nine months ended September 30, 2016, compared with $3 million and $110 million for the same periods of 2015. The total net realized investment gains for the first nine months of 2016 included $146 million in net gains from sales of various common and preferred stock holdings, compared with $105 million for the same period of 2015.

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

Of the 3,255 securities in the portfolio, one fixed-maturity security and one equity security were each trading below 70 percent of amortized cost at September 30, 2016. Our asset impairment committee regularly monitors the portfolio, including a quarterly review of the entire portfolio for potential OTTI charges. We believe that if the improving liquidity in the markets were to reverse or the economic recovery were to significantly stall, we could experience declines in portfolio values and possibly additional OTTI charges.

The table below provides additional detail for OTTI charges:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Fixed maturities:
Utilities	$—	$—	$2	$—
Basic industry	—	8	$—	11
Total fixed maturities	—	8	2	11
Common equities:
Financial	—	—	—	1
Total common equities	—	—	—	1
Total	$—	$8	$2	$12

OTHER
We report as Other the noninvestment operations of the parent company and a noninsurance subsidiary, CFC Investment Company. We also report as Other the underwriting results of Cincinnati Re, our reinsurance assumed operation, including earned premiums, loss and loss expenses and underwriting expenses.

Total revenues for the first nine months of 2016 for our Other operations increased, compared with the same period of 2015, primarily due to earned premiums from Cincinnati Re. Total expenses for Other also increased for the first nine months of 2016, primarily due to losses and loss expenses and underwriting expenses from Cincinnati Re.

Other loss in the table below represents losses before income taxes. The net result of Cincinnati Re for the first nine months of 2016 was an underwriting profit of approximately $6 million. The third-quarter 2016 underwriting profit of $6 million for Cincinnati Re was driven by favorable development on loss reserves carried at June 30, 2016, for the short-tail portion of Cincinnati Re’s portfolio of reinsurance treaties. Reserve development can trend favorably or unfavorably as we obtain additional information on reinsured claims. For both periods shown, Other loss resulted largely from interest expense from debt of the parent company.

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2016	2015	% Change	2016	2015	% Change
Interest and fees on loans and leases	$2	$1	100	$4	$4	0
Earned premiums	13	—	nm	33	—	nm
Other revenues	—	—	nm	1	1	0
Total revenues	15	1	nm	38	5	nm
Interest expense	13	14	(7)	39	40	(3)
Loss and loss expenses	2	—	nm	16	—	nm
Underwriting expenses	5	—	nm	11	—	nm
Operating expenses	3	3	0	10	10	0
Total expenses	23	17	35	76	50	52
Other loss	$(8)	$(16)	50	$(38)	$(45)	(16)

TAXES
We had $73 million and $193 million of income tax expense for the three and nine months ended September 30, 2016, compared with $69 million and $187 million for the same periods of 2015. The effective tax rates for the three and nine months ended September 30, 2016, were 28.9 percent and 28.2 percent compared with 28.4 percent and 28.1 percent for the same periods last year. The change in our effective tax rate was primarily due to changes in pretax income from underwriting results and realized investment gains and losses, with immaterial changes in the amount of permanent book-tax differences.

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

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2016, shareholders’ equity was $7.121 billion compared with $6.427 billion at December 31, 2015. Total debt was $806 million at September 30, 2016, $15 million less than at December 31, 2015. At September 30, 2016, cash and cash equivalents totaled $700 million compared with $544 million at December 31, 2015.

SOURCES OF LIQUIDITY

Subsidiary Dividends
Our lead insurance subsidiary declared dividends of $300 million to the parent company in the first nine months of 2016, matching the same period of 2015. For full-year 2015, subsidiary dividends declared totaled $447 million. State of Ohio regulatory requirements restrict the dividends our insurance subsidiary can pay. For full-year 2016, total dividends that our insurance subsidiary could pay to our parent company without regulatory approval are approximately $534 million.

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

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

The table below shows a summary of operating cash flow for property casualty insurance (direct method):

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2016	2015	% Change	2016	2015	% Change
Premiums collected	$1,185	$1,102	8	$3,534	$3,308	7
Loss and loss expenses paid	(662)	(604)	(10)	(1,853)	(1,748)	(6)
Commissions and other underwriting expenses paid	(318)	(297)	(7)	(1,081)	(1,012)	(7)
Cash flow from underwriting	205	201	2	600	548	9
Investment income received	105	97	8	303	286	6
Cash flow from operations	$310	$298	4	$903	$834	8

Collected premiums for property casualty insurance rose $226 million during the first nine months of 2016, compared with the same period in 2015. Loss and loss expenses paid increased $105 million, including a $34 million increase for catastrophe losses and loss expenses. Commissions and other underwriting expenses paid rose $69 million, primarily due to higher commissions paid to agencies, reflecting the increase in collected premiums.

We discuss our future obligations for claims payments and for underwriting expenses in our 2015 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 93, and Other Commitments also on Page 93.

Capital Resources
At September 30, 2016, our debt-to-total-capital ratio was 10.2 percent, with $786 million in long-term debt and $20 million in borrowing on our revolving short-term line of credit. That line of credit had a $35 million balance at December 31, 2015. At September 30, 2016, $205 million was available for future cash management needs. Based on our capital requirements at September 30, 2016, we do not anticipate a material increase in debt levels during the remainder of 2016. As a result, we expect changes in our debt-to-total-capital ratio to continue to be largely a function of the contribution of unrealized investment gains or losses to shareholders’ equity.

We provide details of our three, long-term notes in this quarterly report Item 1, Note 3 – Fair Value Measurements. None of the notes are encumbered by rating triggers.

Four independent ratings firms award insurer financial strength ratings to our property casualty insurance companies and three firms rate our life insurance company. Those firms made no changes to our parent company debt ratings during the first nine months of 2016. Our debt ratings are discussed in our 2015 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, Other Sources of Liquidity, Page 91.

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

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

Contractual Obligations
In our 2015 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 93, we estimated our future contractual obligations as of December 31, 2015. There have been no material changes to our estimates of future contractual obligations since our 2015 Annual Report on Form 10-K.

Other Commitments
In addition to our contractual obligations, we have other property casualty operational commitments.

•
Commissions – Commissions paid were $664 million in the first nine months of 2016. Commission payments generally track with written premiums, except for annual profit-sharing commissions typically paid during the first quarter of the year.

•
Other underwriting expenses – Many of our underwriting expenses are not contractual obligations, but reflect the ongoing expenses of our business. Noncommission underwriting expenses paid were $417 million in the first nine months of 2016.

•
Technology costs – In addition to contractual obligations for hardware and software, we anticipate capitalizing up to $7 million in spending for key technology initiatives in 2016. Capitalized development costs related to key technology initiatives were $6 million in the first nine months of 2016. These activities are conducted at our discretion, and we have no material contractual obligations for activities planned as part of these projects.

We contributed $13 million to our qualified pension plan during the first nine months of 2016. We do not anticipate further contributions during the remainder of 2016.

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

Uses of Capital
Uses of cash to enhance shareholder return include dividends to shareholders. In January, May and August 2016, the board of directors declared regular quarterly cash dividends of 48 cents per share for an indicated annual rate of $1.92 per share. During the first nine months of 2016, we used $229 million to pay cash dividends to shareholders.

PROPERTY CASUALTY INSURANCE LOSS AND LOSS EXPENSE RESERVES
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

Total gross reserves at September 30, 2016, increased $277 million compared with December 31, 2015. Case loss reserves for losses increased $138 million, IBNR loss reserves increased by $126 million and loss expense

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

reserves increased by $13 million. Accounting for most of the total gross increase was the aggregate of our commercial casualty, commercial property and commercial auto lines of business.

Property Casualty Gross Reserves

(Dollars in millions)	Loss reserves		Loss	Total
	Case	IBNR	expense	gross	Percent
At September 30, 2016	reserves	reserves	reserves	reserves	of total
Commercial lines insurance:
Commercial casualty	$918	$514	$547	$1,979	40.1%
Commercial property	280	3	54	337	6.8
Commercial auto	356	95	99	550	11.1
Workers' compensation	381	560	92	1,033	20.9
Other commercial	119	17	76	212	4.3
Subtotal	2,054	1,189	868	4,111	83.2
Personal lines insurance:
Personal auto	223	23	63	309	6.3
Homeowner	94	18	27	139	2.8
Other personal	50	47	5	102	2.1
Subtotal	367	88	95	550	11.2
Excess and surplus lines	93	87	60	240	4.9
Cincinnati Re	5	30	1	36	0.7
Total	$2,519	$1,394	$1,024	$4,937	100.0%
At December 31, 2015
Commercial lines insurance:
Commercial casualty	$897	$462	$542	$1,901	40.8%
Commercial property	192	28	42	262	5.6
Commercial auto	330	66	89	485	10.4
Workers' compensation	389	549	91	1,029	22.1
Other commercial	139	17	92	248	5.3
Subtotal	1,947	1,122	856	3,925	84.2
Personal lines insurance:
Personal auto	211	(7)	69	273	5.9
Homeowner	80	13	25	118	2.5
Other personal	52	50	5	107	2.3
Subtotal	343	56	99	498	10.7
Excess and surplus lines	91	80	56	227	4.9
Cincinnati Re	—	10	—	10	0.2
Total	$2,381	$1,268	$1,011	$4,660	100.0%

LIFE POLICY AND INVESTMENT CONTRACT RESERVES
Gross life policy and investment contract reserves were $2.641 billion at September 30, 2016, compared with $2.583 billion at year-end 2015, reflecting continued growth in life insurance policies in force. We discuss our life insurance reserving practices in our 2015 Annual Report on Form 10-K, Item 7, Life Insurance Policyholder Obligations and Reserves, Page 101.

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

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

The fair value of our investment portfolio was $15.561 billion at September 30, 2016, up $1.205 billion from year-end 2015, including a $607 million increase in the fixed-maturity portfolio and a $598 million increase in the equity portfolio.

(Dollars in millions)	At September 30, 2016				At December 31, 2015
	Cost or amortized cost	Percent of total	Fair value	Percent of total	Cost or amortized cost	Percent of total	Fair value	Percent of total
Taxable fixed maturities	$6,356	49.6%	$6,769	43.5%	$6,170	50.3%	$6,353	44.3%
Tax-exempt fixed maturities	3,301	25.7	3,488	22.4	3,154	25.7	3,297	23.0
Common equity securities	2,982	23.2	5,077	32.6	2,749	22.4	4,485	31.2
Nonredeemable preferred equity securities	187	1.5	227	1.5	189	1.6	221	1.5
Total	$12,826	100.0%	$15,561	100.0%	$12,262	100.0%	$14,356	100.0%

At September 30, 2016, our consolidated investment portfolio included $42 million of assets for which values are based on prices or valuation techniques that require significant management judgment (Level 3 assets). This represented less than 1 percent of investment portfolio assets measured at fair value. See Item 1, Note 3, Fair Value Measurements, for additional discussion of our valuation techniques. We have generally obtained and evaluated two nonbinding quotes from brokers; then, our investment professionals determined our best estimate of fair value. These investments include private placements, small issues and various thinly traded securities.

In addition to our investment portfolio, the total investments amount reported in our condensed consolidated balance sheets includes Other invested assets. Other invested assets included $30 million of life policy loans, $28 million of private equity investments and $23 million of real estate through direct property ownership and development projects in the United States at September 30, 2016.

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

FIXED-MATURITY SECURITIES INVESTMENTS
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

Our investment portfolio had no European sovereign debt holdings at September 30, 2016. On that date, we owned other European-based securities, primarily corporate bonds, totaling $332 million in fair value. The composition of our European-based holdings at September 30, 2016, did not materially change from the $339 million fair value total at year-end 2015. We discussed our European-based holdings in our 2015 Annual Report on Form 10-K, Item 7a, Quantitative and Qualitative Disclosures About Market Risk, Page 108.

In the first nine months of 2016, the increase in fair value of our fixed-maturity portfolio was driven by the combination of net purchases of securities and an increase in net unrealized gains reflecting a decrease in interest rates. At September 30, 2016, our fixed-maturity portfolio with an average rating of A3/A was valued at 106.2 percent of its amortized cost, compared with 103.5 percent at December 31, 2015.

At September 30, 2016, our investment-grade and noninvestment-grade fixed-maturity securities represented 88.9 percent and 4.5 percent of the portfolio, respectively. The remaining 6.6 percent represented fixed-maturity securities that were not rated by Moody's or S&P Global Ratings.

Attributes of the fixed-maturity portfolio include:

	At September 30, 2016		At December 31, 2015
Weighted average yield-to-amortized cost	4.67%		4.70%
Weighted average maturity	7.0	yrs	6.9	yrs
Effective duration	4.9	yrs	4.7	yrs

We discuss maturities of our fixed-maturity portfolio in our 2015 Annual Report on Form 10-K, Item 8, Note 2, Investments, Page 130, and in this quarterly report Item 2, Investments Results.

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

TAXABLE FIXED MATURITIES
Our taxable fixed-maturity portfolio, with a fair value of $6.769 billion at September 30, 2016, included:

(Dollars in millions)	At September 30, 2016	At December 31, 2015
Investment-grade corporate	$5,519	$5,060
Below investment-grade corporate	463	393
States, municipalities and political subdivisions	352	314
Commercial mortgage-backed	308	289
Government sponsored enterprises	108	278
Foreign government	10	10
Convertibles and bonds with warrants attached	5	5
United States government	4	4
Total	$6,769	$6,353

Our strategy is to buy, and typically hold, fixed-maturity investments to maturity, but we monitor credit profiles and fair value movements when determining holding periods for individual securities. With the exception of United States agency issues that include government-sponsored enterprises, no individual issuer’s securities accounted for more than 1.1 percent of the taxable fixed-maturity portfolio at September 30, 2016. Our investment-grade corporate bonds had an average rating of Baa1 by Moody’s or BBB+ by S&P Global Ratings and represented 81.5 percent of the taxable fixed-maturity portfolio’s fair value at September 30, 2016, compared with 79.7 percent at year-end 2015.

The heaviest concentration in our investment-grade corporate bond portfolio, based on fair value at September 30, 2016, were the financial-related sectors. They represented 41.8 percent of our investment-grade corporate bond portfolio, compared with 37.9 percent at year-end 2015. At September 30, 2016, the real estate sector, including commercial mortgage-backed securities, accounted for 14.4 percent and the insurance sector accounted for 12.4 percent. No other sector exceeded 10 percent of our investment-grade corporate bond portfolio.

Most of the $352 million of securities issued by states, municipalities and political subdivisions included in our taxable fixed-maturity portfolio at September 30, 2016, were Build America Bonds.

Our taxable fixed-maturity portfolio at September 30, 2016, included $308 million of commercial mortgage-backed securities with an average rating of Aa1/AA.

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

TAX-EXEMPT FIXED MATURITIES
At September 30, 2016, we had $3.488 billion of tax-exempt fixed-maturity securities with an average rating of Aa2/AA by Moody’s and S&P Global Ratings. We traditionally have purchased municipal bonds focusing on general obligation and essential services issues, such as water, waste disposal or others. The portfolio is well diversified among more than 1,400 municipal bond issues. No single municipal issuer accounted for more than 0.7 percent of the tax-exempt fixed-maturity portfolio at September 30, 2016.

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

The table below summarizes the effect of hypothetical changes in interest rates on the fair value of the fixed-maturity portfolio:

(Dollars in millions)	Effect from interest rate change in basis points
	-200	-100	-	100	200
At September 30, 2016	$11,304	$10,771	$10,257	$9,756	$9,277
At December 31, 2015	$10,585	$10,112	$9,650	$9,189	$8,748

The effective duration of the fixed-maturity portfolio as of September 30, 2016, was 4.9 years, up from 4.7 years at year-end 2015. The above table is a theoretical presentation showing that an instantaneous, parallel shift in the yield curve of 100 basis points could produce an approximately 4.9 percent change in the fair value of the fixed-maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value are to changes in the general level of interest rates, exclusive of call features. The fair values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.

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

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

EQUITY INVESTMENTS
Our equity investments, with a fair value totaling $5.304 billion at September 30, 2016, included $5.077 billion of common stock securities of companies generally with strong indications of paying and growing their dividends. Other criteria we evaluate include increasing sales and earnings, proven management and a favorable outlook. We believe our equity investment style is an appropriate long-term strategy. While our long-term financial position would be affected by prolonged changes in the market valuation of our investments, we believe our strong surplus position and cash flow provide a cushion against short-term fluctuations in valuation. Continued payment of cash dividends by the issuers of our common equity holdings can provide a floor to their valuation.

The table below summarizes the effect of hypothetical changes in market prices on fair value of our equity portfolio.

(Dollars in millions)	Effect from market price change in percent
	-30%	-20%	-10%	—	10%	20%	30%
At September 30, 2016	$3,713	$4,243	$4,774	$5,304	$5,834	$6,365	$6,895
At December 31, 2015	$3,294	$3,765	$4,235	$4,706	$5,177	$5,647	$6,118

At September 30, 2016, Apple (Nasdaq:AAPL) was our largest single common stock holding with a fair value of $158 million, or 3.1 percent of our publicly traded common stock portfolio and 1.0 percent of the total investment portfolio. Twenty-one holdings among eight different sectors each had a fair value greater than $100 million.

Common Stock Portfolio Industry Sector Distribution

	Percent of publicly traded common stock portfolio
	At September 30, 2016		At December 31, 2015
	Cincinnati Financial	S&P 500 Industry Weightings	Cincinnati Financial	S&P 500 Industry Weightings
Sector:
Information technology	17.4%	21.2%	18.4%	20.7%
Healthcare	14.4	14.7	12.2	15.1
Industrials	14.4	9.7	14.0	10.0
Financial	13.5	12.8	15.4	16.5
Consumer discretionary	11.5	12.5	10.6	12.9
Consumer staples	10.9	9.9	11.0	10.1
Energy	8.0	7.3	7.7	6.5
Materials	5.6	2.9	4.9	2.8
Utilities	2.3	3.3	3.8	3.0
Telecomm services	2.0	2.6	2.0	2.4
Real Estate	—	3.1	—	—
Total	100.0%	100.0%	100.0%	100.0%

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

UNREALIZED INVESTMENT GAINS AND LOSSES
At September 30, 2016, unrealized investment gains before taxes for the consolidated investment portfolio totaled
$2.811 billion and unrealized investment losses amounted to $76 million.

The net unrealized investment gains at September 30, 2016, consisted of a pretax net gain position in our fixed-maturity portfolio of $600 million and a net gain position in our equity portfolio of $2.135 billion. The net gain position in our fixed-maturity portfolio increased in the first nine months of 2016 due to a decline in interest rates and a contraction in corporate credit spreads. The net gain position for our current fixed-maturity holdings will naturally decline over time as individual securities mature. In addition, changes in interest rates can cause rapid, significant changes in fair values of fixed-maturity securities and the net gain position, as discussed in Quantitative and Qualitative Disclosures About Market Risk. Events or factors such as economic growth or recession can also affect the fair value of our equity securities. The seven largest contributors to our common stock portfolio net gain position were Honeywell International Inc. (NYSE:HON), Exxon Mobil Corporation (NYSE:XOM), The Procter & Gamble Company (NYSE:PG), Johnson & Johnson (NYSE:JNJ), Blackrock Inc. (NYSE:BLK), 3M Co (NYSE: MMM) and Microsoft Corporation (Nasdaq:MSFT), which had a combined gross unrealized gain position of $649 million.

Unrealized Investment Losses
We expect the number of securities trading below amortized cost to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, amortized costs for some securities are revised through OTTI recognized in prior periods. At September 30, 2016, 139 of the 3,255 securities we owned had fair values below amortized cost, compared with 414 of the 3,163 securities we owned at year-end 2015. The 139 holdings with fair values below cost or amortized cost at September 30, 2016, represented 6.0 percent of the fair value of our investment portfolio and $76 million in unrealized losses.

•
131 of the 139 holdings had fair value between 90 percent and 100 percent of amortized cost at September 30, 2016. Two of these 131 holdings are equity securities that may be subject to OTTI charges taken through earnings should they not recover by the recovery dates we determined. The fair value of these two equity securities was $173 million, and they accounted for $6 million in unrealized losses. The remaining 129 securities primarily consist of fixed-maturity securities whose current valuation is largely the result of interest rate factors. The fair value of these 129 securities was $528 million, and they accounted for $10 million in unrealized losses.

•
6 of the 139 holdings had fair value between 70 percent and 90 percent of amortized cost at September 30, 2016. Three of these 6 holdings were equity securities that may be subject to OTTI charges taken through earnings should they not recover by the dates we determined. The fair value of these equity securities was $128 million, and they accounted for $20 million in unrealized losses. We believe the remaining three fixed-maturity securities will continue to pay interest and ultimately pay principal upon maturity. The issuers of these three securities have strong cash flow to service their debt and meet their contractual obligation to make principal payments. The fair value of these securities was $18 million, and they accounted for $4 million in unrealized losses.

•
Two holdings had fair value below 70 percent of amortized cost at September 30, 2016. One of these two holdings is an equity security that may be subject to OTTI charges taken through earnings should they not recover by the recovery dates we determined. The fair value of this equity security was $79 million, and it accounted for $35 million in unrealized losses. The remaining security is a fixed-maturity security whose current valuation is largely the result of interest rate factors. The fair value of this security was $2 million, and it accounted for $1 million in unrealized losses.

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

The table below reviews fair values and unrealized losses by investment category and by the overall duration of the securities’ continuous unrealized loss position.

(Dollars in millions)	Less than 12 months		12 months or more		Total	Total
	Fair	Unrealized	Fair	Unrealized	fair	unrealized
At September 30, 2016	value	losses	value	losses	value	losses
Fixed maturity securities:
Corporate	$166	$4	$200	$10	$366	$14
States, municipalities and political subdivisions	128	1	—	—	128	1
Commercial mortgage-backed	8	—	3	—	11	—
Government-sponsored enterprises	43	—	—	—	43	—
Subtotal	345	5	203	10	548	15
Equity securities:
Common equities	177	6	203	55	380	61
Total	$522	$11	$406	$65	$928	$76
At December 31, 2015
Fixed maturity securities:
Corporate	$1,099	$63	$133	$33	$1,232	$96
States, municipalities and political subdivisions	47	1	22	—	69	1
Commercial mortgage-backed	103	2	2	—	105	2
Government-sponsored enterprises	100	2	127	4	227	6
Subtotal	1,349	68	284	37	1,633	105
Equity securities:
Common equities	270	51	—	—	270	51
Nonredeemable preferred equities	35	—	—	—	35	—
Subtotal	305	51	—	—	305	51
Total	$1,654	$119	$284	$37	$1,938	$156

At September 30, 2016, 36 fixed-maturity securities with a total unrealized loss of $10 million had been in an unrealized loss position for 12 months or more. Of that total, one fixed-maturity security had a fair value below 70 percent of amortized cost with a fair value of $2 million and an unrealized loss of $1 million; three fixed-maturity securities with a fair value of $18 million had a fair value from 70 percent to less than 90 percent of amortized cost and accounted for $4 million in unrealized losses; and 32 fixed-maturity securities with a fair value of $183 million had fair values from 90 percent to less than 100 percent of amortized cost and accounted for $5 million in unrealized losses.

At September 30, 2016, three equity securities with a fair value of $203 million had been in an unrealized loss position for 12 months or more and accounted for $55 million in unrealized losses. Two of these equity securities with a fair value of $124 million had a fair value from 70 percent to less than 90 percent of amortized cost and accounted for $19 million in unrealized losses. The remaining equity security with a fair value of $79 million had a fair value below 70 percent of amortized cost and accounted for $36 million in unrealized losses.

At September 30, 2016, applying our invested asset impairment policy, we determined that the total of $65 million, for securities in an unrealized loss position for 12 months or more in the table above, was not other-than-temporarily impaired.

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

During the third quarter of 2016, no securities were written down through an impairment charge, and four securities were written down during the nine months ended September 30, 2016. OTTI resulted in pretax, noncash charges of $2 million for the nine months ended September 30, 2016, and there were no such charges during the third quarter. During the first nine months of 2015, six securities were written down resulting in $12 million in OTTI charges.

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

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

The following table summarizes the investment portfolio by severity of decline:

(Dollars in millions)
At September 30, 2016	Number of issues	Cost or amortized cost	Fair value	Gross unrealized gain/loss	Gross investment income
Taxable fixed maturities:
Fair valued below 70% of amortized cost	1	$3	$2	$(1)	$—
Fair valued at 70% to less than 100% of amortized cost	76	439	426	(13)	12
Fair valued at 100% and above of amortized cost	1,389	5,914	6,341	427	217
Investment income on securities sold in current year	—	—	—	—	17
Total	1,466	6,356	6,769	413	246
Tax-exempt fixed maturities:
Fair valued below 70% of amortized cost	—	—	—	—	—
Fair valued at 70% to less than 100% of amortized cost	56	121	120	(1)	—
Fair valued at 100% and above of amortized cost	1,633	3,180	3,368	188	81
Investment income on securities sold in current year	—	—	—	—	4
Total	1,689	3,301	3,488	187	85
Common equities:
Fair valued below 70% of cost	1	114	79	(35)	2
Fair valued at 70% to less than 100% of cost	5	327	301	(26)	4
Fair valued at 100% and above of cost	61	2,541	4,697	2,156	100
Investment income on securities sold in current year	—	—	—	—	1
Total	67	2,982	5,077	2,095	107
Nonredeemable preferred equities:
Fair valued below 70% of cost	—	—	—	—	—
Fair valued at 70% to less than 100% of cost	—	—	—	—	—
Fair valued at 100% and above of cost	33	187	227	40	9
Investment income on securities sold in current year	—	—	—	—	—
Total	33	187	227	40	9
Portfolio summary:
Fair valued below 70% of cost or amortized cost	2	117	81	(36)	2
Fair valued at 70% to less than 100% of cost or amortized cost	137	887	847	(40)	16
Fair valued at 100% and above of cost or amortized cost	3,116	11,822	14,633	2,811	407
Investment income on securities sold in current year	—	—	—	—	22
Total	3,255	$12,826	$15,561	$2,735	$447

At December 31, 2015
Portfolio summary:
Fair valued below 70% of cost or amortized cost	9	$76	$47	$(29)	$4
Fair valued at 70% to less than 100% of cost or amortized cost	405	2,018	1,891	(127)	66
Fair valued at 100% and above of cost or amortized cost	2,749	10,168	12,418	2,250	478
Investment income on securities sold in current year	—	—	—	—	30
Total	3,163	$12,262	$14,356	$2,094	$578

See our 2015 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Asset Impairment, Page 50.

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures – The company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)).

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company’s management, with the participation of the company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of September 30, 2016. Based upon that evaluation, the company’s chief executive officer and chief financial officer concluded that the design and operation of the company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure:

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

Changes in Internal Control over Financial Reporting – During the three months ended September 30, 2016, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any of our shares that were not registered under the Securities Act during the first nine months of 2016. The board of directors has authorized share repurchases since 1996. Purchases are expected to be made generally through open market transactions. The board gives management discretion to purchase shares at reasonable prices in light of circumstances at the time of purchase, subject to SEC regulations. On October 24, 2007, the board of directors expanded the existing repurchase authorization to approximately 13 million shares. We have 4,064,493 shares available for purchase under our programs at September 30, 2016.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1-31, 2016	—	$—	—	4,064,493
August 1-31, 2016	—	—	—	4,064,493
September 1-30, 2016	—	—	—	4,064,493
Totals	—	—	—

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

Item 6.    Exhibits

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of Cincinnati Financial Corporation (incorporated by reference to the company’s 2010 Annual Report on Form 10-K dated February 25, 2011, Exhibit 3.1)
3.2	Amendment to Amended and Restated Articles of Incorporation of Cincinnati Financial Corporation
3.3
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

Cincinnati Financial Corporation Third-Quarter 2016 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINCINNATI FINANCIAL CORPORATION
Date: October 25, 2016

/S/ Michael J. Sewell
Michael J. Sewell, CPA
Chief Financial Officer, Senior Vice President and Treasurer
(Principal Accounting Officer)

Cincinnati Financial Corporation Third-Quarter 2016 10-Q