Form 10-Q
period 2017-03-31
CINCINNATI FINANCIAL CORP
filed 2017-04-26
CIK 20286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)
☑        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2017.

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
☑Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

☑ Large accelerated filer ☐ Accelerated filer ☐ Nonaccelerated filer ☐ Smaller reporting company
☐ Emerging growth company
(Do not check if a smaller reporting company)

☐ If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
☐Yes ☑ No

As of April 21, 2017, there were 164,688,145 shares of common stock outstanding.

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2017

Cincinnati Financial Corporation First-Quarter 2017 10-Q

Part I – Financial Information
Item 1.    Financial Statements (unaudited)

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

(Dollars in millions except per share data)	March 31,	December 31,
	2017	2016
Assets
Investments
Fixed maturities, at fair value (amortized cost: 2017—$9,981; 2016—$9,799)	$10,301	$10,085
Equity securities, at fair value (cost: 2017—$3,240; 2016—$2,995)	5,676	5,334
Other invested assets	90	81
Total investments	16,067	15,500
Cash and cash equivalents	543	777
Investment income receivable	123	134
Finance receivable	50	51
Premiums receivable	1,588	1,533
Reinsurance recoverable	544	545
Prepaid reinsurance premiums	52	62
Deferred policy acquisition costs	660	637
Land, building and equipment, net, for company use (accumulated depreciation: 2017—$242; 2016—$237)	181	183
Other assets	170	198
Separate accounts	775	766
Total assets	$20,753	$20,386

Liabilities
Insurance reserves
Loss and loss expense reserves	$5,177	$5,085
Life policy and investment contract reserves	2,689	2,671
Unearned premiums	2,377	2,307
Other liabilities	691	786
Deferred income tax	946	865
Note payable	17	20
Long-term debt and capital lease obligations	825	826
Separate accounts	775	766
Total liabilities	13,497	13,326

Commitments and contingent liabilities (Note 12)

Shareholders' Equity
Common stock, par value—$2 per share; (authorized: 2017 and 2016—500 million shares; issued: 2017 and 2016—198.3 million shares)	397	397
Paid-in capital	1,243	1,252
Retained earnings	5,156	5,037
Accumulated other comprehensive income	1,780	1,693
Treasury stock at cost (2017—33.7 million shares and 2016—33.9 million shares)	(1,320)	(1,319)
Total shareholders' equity	7,256	7,060
Total liabilities and shareholders' equity	$20,753	$20,386

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation First-Quarter 2017 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Income

(Dollars in millions except per share data)	Three months ended March 31,
	2017	2016
Revenues
Earned premiums	$1,208	$1,154
Investment income, net of expenses	149	145
Realized investment gains, net	160	61
Fee revenues	5	3
Other revenues	1	1
Total revenues	1,523	1,364
Benefits and Expenses
Insurance losses and contract holders' benefits	853	724
Underwriting, acquisition and insurance expenses	377	360
Interest expense	13	13
Other operating expenses	4	2
Total benefits and expenses	1,247	1,099
Income Before Income Taxes	276	265
Provision for Income Taxes
Current	40	65
Deferred	35	12
Total provision for income taxes	75	77
Net Income	$201	$188
Per Common Share
Net income—basic	$1.22	$1.14
Net income—diluted	1.21	1.13

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation First-Quarter 2017 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

(Dollars in millions)	Three months ended March 31,
	2017	2016
Net Income	$201	$188
Other Comprehensive Income
Change in unrealized gains and losses on investments, net of tax of $46 and $100, respectively	85	190
Amortization of pension actuarial gains and losses and prior service cost, net of tax of $0 and $1, respectively	1	—
Change in life deferred acquisition costs, life policy reserves and other, net of tax of $1 and $(1), respectively	1	(3)
Other comprehensive income	87	187
Comprehensive Income	$288	$375

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation First-Quarter 2017 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity

(Dollars in millions)	Three months ended March 31,
	2017	2016
Common Stock
Beginning of year	$397	$397
Share-based awards	—	—
End of period	397	397

Paid-In Capital
Beginning of year	1,252	1,232
Share-based awards	(18)	(10)
Share-based compensation	8	7
Other	1	1
End of period	1,243	1,230

Retained Earnings
Beginning of year	5,037	4,762
Net income	201	188
Dividends declared	(82)	(79)
End of period	5,156	4,871

Accumulated Other Comprehensive Income
Beginning of year	1,693	1,344
Other comprehensive income	87	187
End of period	1,780	1,531

Treasury Stock
Beginning of year	(1,319)	(1,308)
Share-based awards	17	18
Shares acquired - share repurchase authorization	(15)	—
Shares acquired - share-based compensation plans	(4)	(5)
Other	1	1
End of period	(1,320)	(1,294)

Total Shareholders' Equity	$7,256	$6,735

(In millions)
Common Stock - Shares Outstanding
Beginning of year	164.4	163.9
Share-based awards	0.5	0.5
Shares acquired - share repurchase authorization	(0.2)	—
Shares acquired - share-based compensation plans	(0.1)	—
Other	—	—
End of period	164.6	164.4

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation First-Quarter 2017 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

(Dollars in millions)	Three months ended March 31,
	2017	2016
Cash Flows From Operating Activities
Net income	$201	$188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14	12
Realized investment gains, net	(160)	(61)
Share-based compensation	8	7
Interest credited to contract holders'	13	13
Deferred income tax expense	35	12
Changes in:
Investment income receivable	11	8
Premiums and reinsurance receivable	(44)	(23)
Deferred policy acquisition costs	(25)	(9)
Other assets	(5)	(12)
Loss and loss expense reserves	92	86
Life policy reserves	25	22
Unearned premiums	70	47
Other liabilities	(139)	(90)
Current income tax receivable/payable	40	65
Net cash provided by operating activities	136	265
Cash Flows From Investing Activities
Sale of fixed maturities	12	14
Call or maturity of fixed maturities	249	368
Sale of equity securities	216	132
Purchase of fixed maturities	(403)	(496)
Purchase of equity securities	(313)	(129)
Investment in finance receivables	(5)	(6)
Collection of finance receivables	6	8
Investment in buildings and equipment, net	(2)	(3)
Change in other invested assets, net	(6)	4
Net cash used in investing activities	(246)	(108)
Cash Flows From Financing Activities
Payment of cash dividends to shareholders	(77)	(74)
Shares acquired - share repurchase authorization	(15)	—
Payments of note payable	(3)	—
Proceeds from stock options exercised	6	9
Contract holders' funds deposited	23	26
Contract holders' funds withdrawn	(43)	(39)
Excess tax benefits on share-based compensation	—	2
Other	(15)	(12)
Net cash used in financing activities	(124)	(88)
Net change in cash and cash equivalents	(234)	69
Cash and cash equivalents at beginning of year	777	544
Cash and cash equivalents at end of period	$543	$613
Supplemental Disclosures of Cash Flow Information:
Income taxes paid (refunded)	—	(1)
Noncash Activities
Conversion of securities	$4	$3
Equipment acquired under capital lease obligations	3	9
Cashless exercise of stock options	4	5
Other assets and other liabilities	73	—

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation First-Quarter 2017 10-Q

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

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Our actual results could differ from those estimates. Our December 31, 2016, condensed consolidated balance sheet amounts are derived from the audited financial statements but do not include all disclosures required by GAAP.

Our March 31, 2017, condensed consolidated financial statements are unaudited. Certain financial information that is included in annual financial statements prepared in accordance with GAAP is not required for interim reporting and has been condensed or omitted. We believe that we have made all adjustments, consisting only of normal recurring accruals, that are necessary for fair presentation. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our 2016 Annual Report on Form 10-K. The results of operations for interim periods do not necessarily indicate results to be expected for the full year.

Adopted Accounting Updates

ASU 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-07, Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. ASU 2016-07 eliminates the requirement to retroactively adjust an investment, results of operations, and retained earnings once an investment qualifies for use of the equity method. It requires the equity method investor to add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting without retroactive adjustment. The effective date of ASU 2016-07 was for interim and annual reporting periods beginning after December 15, 2016, and was applied prospectively. The company adopted this ASU effective January 1, 2017 and it did not have a material impact on our company's consolidated financial position, cash flows or results of operations.

ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting
In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The effective date of ASU 2016-09 was for interim and annual reporting periods beginning after December 15, 2016. The recognition and classification of the excess tax benefit provisions were applied prospectively in the results of operations and statement of cash flows. This adoption resulted in excess tax benefits of $6 million which reduced our current provision for income taxes in our results of operations. The statutory tax withholding classification, which are cash payments made to taxing authorities for shares withheld, were applied retrospectively and reclassified the statutory tax withholding requirements in the statement of cash flows from Other liabilities in operating activities to Other in financing activities. This statutory tax withholding reclassification resulted in $11 million and $8 million being included in financing activities for the three months ended March 31, 2017 and 2016, respectively. There were no cumulative effect adjustments upon adoption of this ASU.

Pending Accounting Updates

ASU 2014-09 Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that

Cincinnati Financial Corporation First-Quarter 2017 10-Q

reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Insurance contracts do not fall within the scope of this ASU. The effective date of ASU 2014-09 is for interim and annual reporting periods beginning after December 15, 2017. The ASU has not yet been adopted and will not have a material impact on our company’s financial position, cash flows or results of operations.

ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 revises the accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The effective date of ASU 2016-01 is for interim and annual reporting periods beginning after December 15, 2017. The ASU has not yet been adopted. Our results of operations will be impacted as changes in fair value of equity securities will be reported in net income instead of reported in accumulated other comprehensive income.

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

ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends previous guidance on the impairment of financial instruments by adding an impairment model that allows an entity to recognize expected credit losses as an allowance rather than impairing as they are incurred. The new guidance is intended to reduce complexity of credit impairment models and result in a more timely recognition of expected credit losses. The effective date of ASU 2016-13 is for interim and annual reporting periods beginning after December 15, 2019. The ASU has not yet been adopted. Management is currently evaluating the impact on our company's consolidated financial position, cash flows or results of operations.

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

ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Postretirement Benefit Costs. ASU 2017-07 provides guidance on how to present the components of net periodic benefit costs in the income statement for pension plans and other post-retirement benefit plans. The effective date of ASU 2017-07 is for interim and annual reporting periods beginning after December 15, 2017. The ASU has not yet been adopted; however, it is not expected to have a material impact on our company's consolidated financial position, cash flows or results of operations.

ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities
In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. ASU 2017-08 amends guidance on the amortization period of premiums on certain purchased callable debt securities. The amendments shorten the amortization period of premiums on certain purchased callable debt securities to the earliest call date. The

Cincinnati Financial Corporation First-Quarter 2017 10-Q

amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment to beginning retained earnings. The effective date of ASU 2017-08 is for interim and annual reporting periods beginning after December 15, 2018. The ASU has not yet been adopted. Management is currently evaluating the impact on our company's consolidated financial position, cash flows or results of operations.

Cincinnati Financial Corporation First-Quarter 2017 10-Q

NOTE 2 – Investments
The following table provides cost or amortized cost, gross unrealized gains, gross unrealized losses and fair value for our fixed-maturity and equity securities:

(Dollars in millions)	Cost or amortized cost
		Gross unrealized		Fair value
At March 31, 2017		gains	losses
Fixed maturity securities:
Corporate	$5,570	$262	$17	$5,815
States, municipalities and political subdivisions	3,879	110	37	3,952
Commercial mortgage-backed	282	6	1	287
Government-sponsored enterprises	219	—	3	216
United States government	16	—	—	16
Foreign government	10	—	—	10
Convertibles and bonds with warrants attached	5	—	—	5
Subtotal	9,981	378	58	10,301
Equity securities:
Common equities	3,051	2,411	9	5,453
Nonredeemable preferred equities	189	34	—	223
Subtotal	3,240	2,445	9	5,676
Total	$13,221	$2,823	$67	$15,977
At December 31, 2016
Fixed maturity securities:
Corporate	$5,555	$252	$26	$5,781
States, municipalities and political subdivisions	3,770	100	42	3,828
Commercial mortgage-backed	282	7	2	287
Government-sponsored enterprises	167	—	3	164
United States government	10	—	—	10
Foreign government	10	—	—	10
Convertibles and bonds with warrants attached	5	—	—	5
Subtotal	9,799	359	73	10,085
Equity securities:
Common equities	2,812	2,320	9	5,123
Nonredeemable preferred equities	183	28	—	211
Subtotal	2,995	2,348	9	5,334
Total	$12,794	$2,707	$82	$15,419

The net unrealized investment gains in our fixed-maturity portfolio at March 31, 2017, are primarily the result of the continued low interest rate environment that increased the fair value of our fixed-maturity portfolio. Our commercial mortgage-backed securities had an average rating of Aa1/AA at March 31, 2017, and December 31, 2016. The seven largest unrealized investment gains in our common stock portfolio are from JP Morgan Chase & Co. (NYSE:JPM), Honeywell International Incorporated (NYSE:HON), Apple Inc. (Nasdaq:AAPL), Hasbro Inc. (Nasdaq:HAS), Microsoft Corporation (Nasdaq: MSFT), Exxon Mobil Corporation (NYSE:XOM), and Johnson & Johnson (NYSE:JNJ), which had a combined gross unrealized gain of $760 million. At March 31, 2017, Apple Inc. was our largest single equity holding with a fair value of $201 million, which was 3.7 percent of our publicly traded common equities portfolio and 1.3 percent of the total investment portfolio.

Cincinnati Financial Corporation First-Quarter 2017 10-Q

The table below provides fair values and gross unrealized losses by investment category and by the duration of the securities’ continuous unrealized loss positions:

(Dollars in millions)	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
At March 31, 2017
Fixed maturity securities:
Corporate	$381	$10	$136	$7	$517	$17
States, municipalities and political subdivisions	883	37	—	—	883	37
Commercial mortgage-backed securities	75	1	2	—	77	1
Government-sponsored enterprises	165	3	—	—	165	3
United States government	6	—	—	—	6	—
Subtotal	1,510	51	138	7	1,648	58
Equity securities:
Common equities	236	9	4	—	240	9
Subtotal	236	9	4	—	240	9
Total	$1,746	$60	$142	$7	$1,888	$67
At December 31, 2016
Fixed maturity securities:
Corporate	$733	$15	$189	$11	$922	$26
States, municipalities and political subdivisions	989	42	—	—	989	42
Commercial mortgage-backed	89	2	2	—	91	2
Government-sponsored enterprises	155	3	—	—	155	3
United States government	6	—	—	—	6	—
Subtotal	1,972	62	191	11	2,163	73
Equity securities:
Common equities	103	9	—	—	103	9
Nonredeemable preferred equities	4	—	—	—	4	—
Subtotal	107	9	—	—	107	9
Total	$2,079	$71	$191	$11	$2,270	$82

Contractual maturity dates for fixed-maturity investments were:

(Dollars in millions)	Amortized cost	Fair value	% of fair value
At March 31, 2017
Maturity dates:
Due in one year or less	$655	$669	6.5%
Due after one year through five years	2,764	2,911	28.3
Due after five years through ten years	3,862	3,981	38.6
Due after ten years	2,700	2,740	26.6
Total	$9,981	$10,301	100.0%

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Cincinnati Financial Corporation First-Quarter 2017 10-Q

The following table provides investment income, realized investment gains and losses, the change in unrealized investment gains and losses:

(Dollars in millions)	Three months ended March 31,
	2017	2016
Investment income:
Interest	$111	$109
Dividends	39	37
Other	1	1
Total	151	147
Less investment expenses	2	2
Total	$149	$145

Realized investment gains and losses:
Fixed maturities:
Gross realized gains	$10	$3
Gross realized losses	—	(1)
Other-than-temporary impairments	—	(2)
Equity securities:
Gross realized gains	153	62
Gross realized losses	(4)	(1)
Other-than-temporary impairments	—	—
Other	1	—
Total	$160	$61

Change in unrealized investment gains and losses:
Fixed maturities	$34	$116
Equity securities	97	174
Income tax (provision) benefit	(46)	(100)
Total	$85	$190

During the three months ended March 31, 2017, there were no equity securities and no fixed-maturity securities other-than-temporarily impaired. During the three months ended March 31, 2016, there were no equity securities and two fixed-maturity securities other-than-temporarily impaired. There were no credit losses on fixed-maturity securities for which a portion of other-than-temporary impairment (OTTI) has been recognized in other comprehensive income for the three months ended March 31, 2017 and 2016.

At March 31, 2017, 22 fixed-maturity investments with a total unrealized loss of $7 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity investment had a fair value below 70 percent of amortized cost. At March 31, 2017, one equity investment with a total unrealized loss of less than $1 million had been in an unrealized loss position for 12 months or more. There were no equity investments with a fair value below 70 percent of amortized cost. At December 31, 2016, 32 fixed-maturity investments with a total unrealized loss of $11 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity investments had fair values below 70 percent of amortized cost. There were no equity security investments in an unrealized loss position for 12 months or more as of December 31, 2016.

Cincinnati Financial Corporation First-Quarter 2017 10-Q

NOTE 3 – Fair Value Measurements

In accordance with accounting guidance for fair value measurements and disclosures, we categorized our financial instruments, based on the priority of the observable and market-based data for the valuation technique used, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices with readily available independent data in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable market inputs (Level 3). When various inputs for measurement fall within different levels of the fair value hierarchy, the lowest observable input that has a significant impact on fair value measurement is used. Our valuation techniques have not changed from those used at December 31, 2016, and ultimately management determines fair value. See our 2016 Annual Report on Form 10-K, Item 8, Note 3, Fair Value Measurements, Page 132, for information on characteristics and valuation techniques used in determining fair value.

Cincinnati Financial Corporation First-Quarter 2017 10-Q

Fair Value Disclosures for Assets
The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis at March 31, 2017, and December 31, 2016. We do not have any material liabilities carried at fair value. There were no transfers between Level 1 and Level 2.

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At March 31, 2017
Fixed maturities, available for sale:
Corporate	$—	$5,814	$1	$5,815
States, municipalities and political subdivisions	—	3,952	—	3,952
Commercial mortgage-backed	—	287	—	287
Government-sponsored enterprises	—	216	—	216
United States government	16	—	—	16
Foreign government	—	10	—	10
Convertibles and bonds with warrants attached	—	5	—	5
Subtotal	16	10,284	1	10,301
Common equities, available for sale	5,453	—	—	5,453
Nonredeemable preferred equities, available for sale	—	223	—	223
Separate accounts taxable fixed maturities	—	764	—	764
Top Hat savings plan mutual funds and common equity (included in Other assets)	27	—	—	27
Total	$5,496	$11,271	$1	$16,768

At December 31, 2016
Fixed maturities, available for sale:
Corporate	$—	$5,703	$78	$5,781
States, municipalities and political subdivisions	—	3,828	—	3,828
Commercial mortgage-backed	—	287	—	287
Government-sponsored enterprises	—	164	—	164
United States government	10	—	—	10
Foreign government	—	10	—	10
Convertibles and bonds with warrants attached	—	5	—	5
Subtotal	10	9,997	78	10,085
Common equities, available for sale	5,123	—	—	5,123
Nonredeemable preferred equities, available for sale	—	211	—	211
Separate accounts taxable fixed maturities	—	750	—	750
Top Hat savings plan mutual funds and common equity (included in Other assets)	24	—	—	24
Total	$5,157	$10,958	$78	$16,193

Each financial instrument that was deemed to have significant unobservable inputs when determining valuation is identified in the following tables by security type with a summary of changes in fair value as of March 31, 2017. Total Level 3 assets continue to be less than 1 percent of financial assets measured at fair value in the condensed consolidated balance sheets. Assets presented in the table below were valued based primarily on broker/dealer quotes for which there is a lack of transparency as to inputs used to develop the valuations. Transfers out of Level 3 included situations where a broker quote was used without observable inputs or data that could be corroborated by our pricing vendors in the prior period and significant other observable inputs were identified in the current period. The quantitative detail of these unobservable inputs is neither provided nor reasonably available to us.

Cincinnati Financial Corporation First-Quarter 2017 10-Q

The following table provides the change in Level 3 assets for the three months ended March 31:

(Dollars in millions)	Asset fair value measurements using significant unobservable inputs
	Corporate fixed maturities	Taxable fixed maturities - separate accounts	Nonredeemable preferred equities	Total
Beginning balance, January 1, 2017	$78	$—	$—	$78
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—
Included in other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Sales	—	—	—	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	(77)	—	—	(77)
Ending balance, March 31, 2017	$1	$—	$—	$1

Beginning balance, January 1, 2016	$51	$1	$3	$55
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—
Included in other comprehensive income	—	—	(1)	(1)
Purchases	5	—	—	5
Sales	—	—	—	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	(5)	—	—	(5)
Ending balance, March 31, 2016	$51	$1	$2	$54

Additional disclosures for the Level 3 category are not material.

Fair Value Disclosures for Assets and Liabilities Not Carried at Fair Value

The disclosures below are presented to provide information about the effects of current market conditions on financial instruments that are not reported at fair value in our condensed consolidated financial statements.

This table summarizes the book value and principal amounts of our long-term debt:

(Dollars in millions)			Book value		Principal amount
Interest rate	Year of issue		March 31,	December 31,	March 31,	December 31,
			2017	2016	2017	2016
6.900%	1998	Senior debentures, due 2028	$26	$26	$28	$28
6.920%	2005	Senior debentures, due 2028	391	391	391	391
6.125%	2004	Senior notes, due 2034	370	370	374	374
		Total	$787	$787	$793	$793

Cincinnati Financial Corporation First-Quarter 2017 10-Q

The following table shows fair values of our note payable and long-term debt:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At March 31, 2017
Note payable	$—	$17	$—	$17
6.900% senior debentures, due 2028	—	33	—	33
6.920% senior debentures, due 2028	—	497	—	497
6.125% senior notes, due 2034	—	450	—	450
Total	$—	$997	$—	$997

At December 31, 2016
Note payable	$—	$20	$—	$20
6.900% senior debentures, due 2028	—	33	—	33
6.920% senior debentures, due 2028	—	488	—	488
6.125% senior notes, due 2034	—	435	—	435
Total	$—	$976	$—	$976

The following table shows the fair value of our life policy loans included in other invested assets:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At March 31, 2017
Life policy loans	$—	$—	$40	$40

At December 31, 2016
Life policy loans	$—	$—	$40	$40

Outstanding principal and interest for these life policy loans totaled $30 million and $31 million at March 31, 2017, and December 31, 2016, respectively.

The following table shows fair values of our deferred annuities and structured settlements included in life policy and investment contract reserves:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At March 31, 2017
Deferred annuities	$—	$—	$844	$844
Structured settlements	—	203	—	203
Total	$—	$203	$844	$1,047

At December 31, 2016
Deferred annuities	$—	$—	$839	$839
Structured settlements	—	206	—	206
Total	$—	$206	$839	$1,045

Recorded reserves for the deferred annuities were $858 million and $861 million at March 31, 2017, and December 31, 2016, respectively. Recorded reserves for the structured settlements were $166 million and $170 million at March 31, 2017, and December 31, 2016, respectively.

Cincinnati Financial Corporation First-Quarter 2017 10-Q

NOTE 4 – Property Casualty Loss and Loss Expenses
This table summarizes activity for our consolidated property casualty loss and loss expense reserves:

(Dollars in millions)	Three months ended March 31,
	2017	2016
Gross loss and loss expense reserves, beginning of period	$5,035	$4,660
Less reinsurance recoverable	298	281
Net loss and loss expense reserves, beginning of period	4,737	4,379
Net incurred loss and loss expenses related to:
Current accident year	826	723
Prior accident years	(38)	(62)
Total incurred	788	661
Net paid loss and loss expenses related to:
Current accident year	185	146
Prior accident years	509	416
Total paid	694	562
Net loss and loss expense reserves, end of period	4,831	4,478
Plus reinsurance recoverable	297	272
Gross loss and loss expense reserves, end of period	$5,128	$4,750

We use actuarial methods, models and judgment to estimate, as of a financial statement date, the property casualty loss and loss expense reserves required to pay for and settle all outstanding insured claims, including incurred but not reported (IBNR) claims, as of that date. The actuarial estimate is subject to review and adjustment by an inter-departmental committee that includes actuarial, claims, underwriting, loss prevention and accounting management. This committee is familiar with relevant company and industry business, claims and underwriting trends, as well as general economic and legal trends that could affect future loss and loss expense payments. The amount we will actually have to pay for claims can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate. The reserve for loss and loss expenses in the condensed consolidated balance sheets also included $49 million at March 31, 2017, and
$54 million at March 31, 2016, for certain life and health loss and loss expense reserves.

For the three months ended March 31, 2017, we experienced $38 million of favorable development on prior accident years, including $11 million of favorable development in commercial lines, $10 million of favorable development in personal lines, $13 million of favorable development in excess and surplus lines and $4 million of favorable development in our reinsurance assumed operations. This included $11 million from favorable development of catastrophe losses for the three months ended March 31, 2017. For the three months ended
March 31, 2017, we recognized favorable reserve development of $18 million for the workers' compensation line, $10 million for the commercial property line and $8 million for the other commercial lines due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. For the three months ended
March 31, 2017, we recognized unfavorable reserve development of $15 million for the commercial casualty line and $10 million for the commercial auto line. The unfavorable reserve development for commercial casualty reflected higher than usual large loss activity. Commercial auto developed unfavorably due to higher loss cost effects in recent accident years, resulting in an increase of our reserve estimate for claims that have not yet been settled.

Cincinnati Financial Corporation First-Quarter 2017 10-Q

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

Cincinnati Financial Corporation First-Quarter 2017 10-Q

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

This table summarizes our life policy and investment contract reserves:

(Dollars in millions)	March 31, 2017	December 31, 2016
Life policy reserves:
Ordinary/traditional life	$1,026	$1,011
Other	45	45
Subtotal	1,071	1,056
Investment contract reserves:
Deferred annuities	858	861
Universal life	588	578
Structured settlements	166	170
Other	6	6
Subtotal	1,618	1,615
Total life policy and investment contract reserves	$2,689	$2,671

Cincinnati Financial Corporation First-Quarter 2017 10-Q

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

(Dollars in millions)	Three months ended March 31,
	2017	2016
Property casualty:
Deferred policy acquisition costs asset, beginning of period	$408	$388
Capitalized deferred policy acquisition costs	226	210
Amortized deferred policy acquisition costs	(206)	(201)
Deferred policy acquisition costs asset, end of period	$428	$397

Life:
Deferred policy acquisition costs asset, beginning of period	$229	$228
Capitalized deferred policy acquisition costs	13	12
Amortized deferred policy acquisition costs	(8)	(11)
Amortized shadow deferred policy acquisition costs	(2)	(8)
Deferred policy acquisition costs asset, end of period	$232	$221

Consolidated:
Deferred policy acquisition costs asset, beginning of period	$637	$616
Capitalized deferred policy acquisition costs	239	222
Amortized deferred policy acquisition costs	(214)	(212)
Amortized shadow deferred policy acquisition costs	(2)	(8)
Deferred policy acquisition costs asset, end of period	$660	$618

No premium deficiencies were recorded in the condensed consolidated statements of income, as the sum of the anticipated loss and loss expenses, policyholder dividends and unamortized deferred acquisition expenses did not exceed the related unearned premiums and anticipated investment income.

Cincinnati Financial Corporation First-Quarter 2017 10-Q

NOTE 7 – Accumulated Other Comprehensive Income
Accumulated other comprehensive income (AOCI) includes changes in unrealized gains and losses on investments, changes in pension obligations and changes in life deferred acquisition costs, life policy reserves and other as follows:

(Dollars in millions)	Three months ended March 31,
	2017			2016
	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, beginning of period	$2,625	$908	$1,717	$2,094	$722	$1,372
OCI before realized gains recognized in net income	290	102	188	351	121	230
Realized gains recognized in net income	(159)	(56)	(103)	(61)	(21)	(40)
OCI	131	46	85	290	100	190
AOCI, end of period	$2,756	$954	$1,802	$2,384	$822	$1,562

Pension obligations:
AOCI, beginning of period	$(26)	$(8)	$(18)	$(42)	$(14)	$(28)
OCI excluding amortization recognized in net income	—	—	—	—	—	—
Amortization recognized in net income	1	—	1	1	1	—
OCI	1	—	1	1	1	—
AOCI, end of period	$(25)	$(8)	$(17)	$(41)	$(13)	$(28)

Life deferred acquisition costs, life policy reserves and other:
AOCI, beginning of period	$(9)	$(3)	$(6)	$1	$1	$—
OCI before realized gains recognized in net income	3	2	1	(4)	(1)	(3)
Realized gains recognized in net income	(1)	(1)	—	—	—	—
OCI	2	1	1	(4)	(1)	(3)
AOCI, end of period	$(7)	$(2)	$(5)	$(3)	$—	$(3)

Summary of AOCI:
AOCI, beginning of period	$2,590	$897	$1,693	$2,053	$709	$1,344
Investments OCI	131	46	85	290	100	190
Pension obligations OCI	1	—	1	1	1	—
Life deferred acquisition costs, life policy reserves and other OCI	2	1	1	(4)	(1)	(3)
Total OCI	134	47	87	287	100	187
AOCI, end of period	$2,724	$944	$1,780	$2,340	$809	$1,531

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

Cincinnati Financial Corporation First-Quarter 2017 10-Q

NOTE 8 – Reinsurance
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

The table below includes our net written consolidated property casualty insurance premiums on assumed and ceded business:

(Dollars in millions)	Three months ended March 31,
	2017	2016
Direct written premiums	$1,226	$1,161
Assumed written premiums	33	21
Ceded written premiums	(28)	(35)
Net written premiums	$1,231	$1,147

Our condensed consolidated statements of income include earned consolidated property casualty insurance premiums on assumed and ceded business:

(Dollars in millions)	Three months ended March 31,
	2017	2016
Direct earned premiums	$1,163	$1,119
Assumed earned premiums	27	15
Ceded earned premiums	(39)	(38)
Earned premiums	$1,151	$1,096

Our condensed consolidated statements of income include incurred consolidated property casualty insurance loss and loss expenses on assumed and ceded business:

(Dollars in millions)	Three months ended March 31,
	2017	2016
Direct incurred loss and loss expenses	$788	$648
Assumed incurred loss and loss expenses	15	10
Ceded incurred loss and loss expenses	(15)	3
Incurred loss and loss expenses	$788	$661

Our change in ceded incurred compared to prior years resulted from an increase in current accident year losses.

Our life insurance company purchases reinsurance for protection of a portion of the risks that are written. Primary components of our life reinsurance program include individual mortality coverage, aggregate catastrophe and accidental death coverage in excess of certain deductibles.

Cincinnati Financial Corporation First-Quarter 2017 10-Q

Our condensed consolidated statements of income include earned life insurance premiums on ceded business:

(Dollars in millions)	Three months ended March 31,
	2017	2016
Direct earned premiums	$74	$71
Ceded earned premiums	(17)	(13)
Earned premiums	$57	$58

Our condensed consolidated statements of income include life insurance contract holders' benefits incurred on ceded business:

(Dollars in millions)	Three months ended March 31,
	2017	2016
Direct contract holders' benefits incurred	$76	$76
Ceded contract holders' benefits incurred	(11)	(13)
Contract holders' benefits incurred	$65	$63

The ceded benefits incurred can vary depending on the type of life insurance policy held and the year the policy was issued.

NOTE 9 – Income Taxes
As of March 31, 2017, and December 31, 2016, we had no liability for unrecognized tax benefits.

The differences between the 35 percent statutory federal income tax rate and our effective income tax rate were as follows:

(Dollars in millions)	Three months ended March 31,
	2017		2016
Tax at statutory rate:	$97	35.0%	$93	35.0%
Increase (decrease) resulting from:
Tax-exempt income from municipal bonds	(9)	(3.3)	(9)	(3.4)
Dividend received exclusion	(8)	(2.9)	(8)	(3.0)
Other	(5)	(1.6)	1	0.5
Provision for income taxes	$75	27.2%	$77	29.1%

The provision for federal income taxes is based upon filing a consolidated income tax return for the company and its subsidiaries.

Included in Other above is the adoption of ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which decreased both the provision for income taxes and the effective income tax rate by $6 million and 2.2 percent, respectively.

As of March 31, 2017, we had no operating or capital loss carry forwards.

Cincinnati Financial Corporation First-Quarter 2017 10-Q

NOTE 10 – Net Income Per Common Share
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are computed based on the weighted average number of common and dilutive potential common shares outstanding using the treasury stock method. The table shows calculations for basic and diluted earnings per share:

(In millions except per share data)	Three months ended March 31,
	2017	2016
Numerator:
Net income—basic and diluted	$201	$188
Denominator:
Basic weighted-average common shares outstanding	164.6	164.2
Effect of share-based awards:
Stock options	1.1	1.0
Nonvested shares	0.8	0.8
Diluted weighted-average shares	166.5	166.0
Earnings per share:
Basic	$1.22	$1.14
Diluted	1.21	1.13
Number of anti-dilutive share-based awards	0.7	0.4

The sources of dilution of our common shares are certain equity-based awards. See our 2016 Annual Report on Form 10-K, Item 8, Note 17, Share-Based Associate Compensation Plans, Page 160, for information about equity-based awards. The above table shows the number of anti-dilutive share-based awards for the three months ended March 31, 2017 and 2016. We did not include these share-based awards in the computation of net income per common share (diluted) because their exercise would have anti-dilutive effects.

NOTE 11 – Employee Retirement Benefits
The following summarizes the components of net periodic benefit cost for our qualified and supplemental pension plans:

(Dollars in millions)	Three months ended March 31,
	2017	2016
Service cost	$3	$3
Interest cost	3	3
Expected return on plan assets	(5)	(5)
Amortization of actuarial loss and prior service cost	1	1
Net periodic benefit cost	$2	$2

See our 2016 Annual Report on Form 10-K, Item 8, Note 13, Employee Retirement Benefits, Page 155, for information on our retirement benefits. We made matching contributions totaling $6 million and $4 million to our
401(k) and Top Hat savings plans during the first quarter of 2017 and 2016, respectively.

We contributed $5 million to our qualified pension plan during the first three months of 2017.

Cincinnati Financial Corporation First-Quarter 2017 10-Q

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

Cincinnati Financial Corporation First-Quarter 2017 10-Q

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

We report as Other the noninvestment operations of the parent company and its noninsurer subsidiary, CFC Investment Company and Cincinnati Re, our reinsurance assumed operations. See our 2016 Annual Report on Form 10-K, Item 8, Note 18, Segment Information, Page 163, for a description of revenue, income or loss before income taxes and identifiable assets for each of the five segments.

Cincinnati Financial Corporation First-Quarter 2017 10-Q

Segment information is summarized in the following table:

(Dollars in millions)	Three months ended March 31,
	2017	2016
Revenues:
Commercial lines insurance
Commercial casualty	$265	$257
Commercial property	223	214
Commercial auto	155	144
Workers' compensation	84	89
Other commercial	54	56
Commercial lines insurance premiums	781	760
Fee revenues	1	1
Total commercial lines insurance	782	761

Personal lines insurance
Personal auto	141	131
Homeowner	125	119
Other personal	34	33
Personal lines insurance premiums	300	283
Fee revenues	2	1
Total personal lines insurance	302	284

Excess and surplus lines insurance	48	43

Life insurance premiums	57	58
Fee revenues	2	1
Total life insurance	59	59

Investments
Investment income, net of expenses	149	145
Realized investment gains, net	160	61
Total investment revenue	309	206

Other
Cincinnati Re insurance premiums	22	10
Other	1	1
Total other revenues	23	11
Total revenues	$1,523	$1,364

Income (loss) before income taxes:
Insurance underwriting results
Commercial lines insurance	$(2)	$50
Personal lines insurance	(15)	28
Excess and surplus lines insurance	18	17
Life insurance	—	(1)
Investments	286	184
Other	(11)	(13)
Total income before income taxes	$276	$265

Identifiable assets:	March 31, 2017	December 31, 2016
Property casualty insurance	$2,886	$2,967
Life insurance	1,359	1,366
Investments	16,123	15,569
Other	385	484
Total	$20,753	$20,386

Cincinnati Financial Corporation First-Quarter 2017 10-Q

Item 2.    Management’s Discussion and Analysis of Financial Condition and
Results of Operations
The following discussion highlights significant factors influencing the condensed consolidated results of operations and financial position of Cincinnati Financial Corporation. It should be read in conjunction with the consolidated financial statements and related notes included in our 2016 Annual Report on Form 10-K. Unless otherwise noted, the industry data is prepared by A.M. Best Co., a leading insurance industry statistical, analytical and financial strength rating organization. Information from A.M. Best is presented on a statutory basis. When we provide our results on a comparable statutory basis, we label it as such; all other company data is presented in accordance with accounting principles generally accepted in the United States of America (GAAP).

We present per share data on a diluted basis unless otherwise noted, adjusting those amounts for all stock splits and dividends. Dollar amounts are rounded to millions; calculations of percent changes are based on dollar amounts rounded to the nearest million. Certain percentage changes are identified as not meaningful (nm).

SAFE HARBOR STATEMENT
This is our “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995. Our business is subject to certain risks and uncertainties that may cause actual results to differ materially from those suggested by the forward-looking statements in this report. Some of those risks and uncertainties are discussed in our 2016 Annual Report on Form 10-K, Item 1A, Risk Factors, Page 29.

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

Cincinnati Financial Corporation First-Quarter 2017 10-Q

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

Cincinnati Financial Corporation First-Quarter 2017 10-Q

CORPORATE FINANCIAL HIGHLIGHTS

Net Income and Comprehensive Income Data

(Dollars in millions except per share data)	Three months ended March 31,
	2017	2016	% Change
Earned premiums	$1,208	$1,154	5
Investment income, net of expenses (pretax)	149	145	3
Realized investment gains, net (pretax)	160	61	162
Total revenues	1,523	1,364	12
Net income	201	188	7
Comprehensive income	288	375	(23)
Net income per share—diluted	1.21	1.13	7
Cash dividends declared per share	0.50	0.48	4
Diluted weighted average shares outstanding	166.5	166.0	0

Total revenues rose for the first quarter of 2017, compared with the first quarter of 2016, primarily due to higher earned premiums and an increase in realized investment gains. Premium and investment revenue trends are discussed further in the respective sections of Financial Results.

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

Net income for the first quarter of 2017, compared with first-quarter 2016, increased $13 million, reflecting a $63 million increase in after-tax net realized investment gains that offset a decrease in property casualty underwriting income of $59 million after taxes. Catastrophe losses, mostly weather related, were $47 million more after taxes and unfavorably affected both net income and property casualty underwriting income. After-tax investment income in our investment segment results for the first quarter of 2017 rose $4 million compared with the same quarter of 2016. Life insurance segment income on a pretax basis for the first quarter of 2017 increased $1 million compared with first-quarter 2016.

Performance by segment is discussed below in Financial Results. As discussed in our 2016 Annual Report on Form 10-K, Item 7, Factors Influencing Our Future Performance, Page 47, there are several reasons that our performance during 2017 may be below our long-term targets. In that annual report, as part of Financial Results, we also discussed the full-year 2017 outlook for each reporting segment.

The board of directors is committed to rewarding shareholders directly through cash dividends and through share repurchase authorizations. Through 2016, the company had increased the annual cash dividend rate for 56 consecutive years, a record we believe was matched by only seven other publicly traded companies. In January 2017, the board of directors increased the regular quarterly dividend to 50 cents per share, setting the stage for our 57th consecutive year of increasing cash dividends. During the first three months of 2017, cash dividends declared by the company increased slightly more than 4 percent compared with the same period of 2016. Our board regularly evaluates relevant factors in decisions related to dividends and share repurchases. The 2017 dividend increase reflected our strong earnings performance and signaled management’s and the board’s positive outlook and confidence in our outstanding capital, liquidity and financial flexibility.

Cincinnati Financial Corporation First-Quarter 2017 10-Q

Balance Sheet Data and Performance Measures

(In millions except share data)	At March 31,	At December 31,
	2017	2016
Total investments	$16,067	$15,500
Total assets	20,753	20,386
Short-term debt	17	20
Long-term debt	787	787
Shareholders' equity	7,256	7,060
Book value per share	44.07	42.95
Debt-to-total-capital ratio	10.0%	10.3%

Total assets at March 31, 2017, increased 2 percent compared with year-end 2016, and included 4 percent growth in investments that reflected a combination of net purchases and higher fair values for many securities in our portfolio. Shareholders’ equity increased 3 percent, and book value per share also increased 3 percent during the first three months of 2017. Our debt-to-total-capital ratio (capital is the sum of debt plus shareholders’ equity) was lower than at year-end 2016.

Our value creation ratio is a non-GAAP measure defined below and is our primary performance metric. That ratio was 3.8 percent for the first three months of 2017, and was less than the same period in 2016 primarily due to less net income before net realized gains and less overall net gains from our investment portfolio. The $1.12 increase in book value per share during the first three months of 2017 contributed 2.6 percentage points to the value creation ratio, while dividends declared at $0.50 per share contributed 1.2 points. Value creation ratio trends in total and by major components, along with a reconciliation of the non-GAAP measure to comparable GAAP measures, are shown in the tables below.

	Three months ended March 31,
	2017	2016
Value creation ratio major components:
Net income before net realized gains	1.4%	2.3%
Change in fixed-maturity securities, realized and unrealized gains	0.4	1.2
Change in equity securities, realized and unrealized gains	2.3	2.4
Other	(0.3)	(0.2)
Value creation ratio	3.8%	5.7%

Cincinnati Financial Corporation First-Quarter 2017 10-Q

(Dollars are per share)	Three months ended March 31,
	2017	2016
Book value change per share:
End of period book value	$44.07	$40.96
Less beginning of period book value	42.95	39.20
Change in book value	$1.12	$1.76

Change in book value:
Net income before realized gains	$0.59	$0.90
Change in fixed-maturity securities, realized and unrealized gains	0.18	0.46
Change in equity securities, realized and unrealized gains	0.97	0.93
Dividend declared to shareholders	(0.50)	(0.48)
Other	(0.12)	(0.05)
Change in book value	$1.12	$1.76

(Dollars are per share)	Three months ended March 31,
	2017	2016
Value creation ratio:
End of period book value	$44.07	$40.96
Less beginning of period book value	42.95	39.20
Change in book value	1.12	1.76
Dividend declared to shareholders	0.50	0.48
Total value creation	$1.62	$2.24

Value creation ratio from change in book value*	2.6%	4.5%
Value creation ratio from dividends declared to shareholders**	1.2	1.2
Value creation ratio	3.8%	5.7%

*Change in book value divided by the beginning of period book value
**Dividend declared to shareholders divided by beginning of period book value

DRIVERS OF LONG-TERM VALUE CREATION
Operating through The Cincinnati Insurance Company, Cincinnati Financial Corporation is one of the 25 largest property casualty insurers in the nation, based on 2016 net written premiums for approximately 2,000 U.S. stock and mutual insurer groups. We market our insurance products through a select group of independent insurance agencies as discussed in our 2016 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 5. At March 31, 2017, we actively marketed through agencies located in 41 states. We maintain a long-term perspective that guides us in addressing immediate challenges or opportunities while focusing on the major decisions that best position our company for success through all market cycles.

Cincinnati Financial Corporation First-Quarter 2017 10-Q

To measure our long-term progress in creating shareholder value, our value creation ratio is our primary financial performance target. As discussed in our 2016 Annual Report on Form 10-K, Item 7, Executive Summary, Page 43, management believes this non-GAAP measure is a meaningful indicator of our long-term progress in creating shareholder value, is a useful supplement to GAAP information and has three primary performance drivers:

•
Premium growth – We believe our agency relationships and initiatives can lead to a property casualty written premium growth rate over any five-year period that exceeds the industry average. For the first three months of 2017, our consolidated property casualty net written premium year-over-year growth was 7 percent, comparing favorably with A.M. Best's January 2017 projection of approximately 3 percent full-year growth for the industry. For the five-year period 2012 through 2016, our growth rate was approximately double that of the industry. The industry's growth rate excludes its mortgage and financial guaranty lines of business.

•
Combined ratio – We believe our underwriting philosophy and initiatives can generate a GAAP combined ratio over any five-year period that is consistently within the range of 95 percent to 100 percent. For the first three months of 2017, our GAAP combined ratio was 99.7 percent and our statutory combined ratio was 98.6 percent, both including 10.2 percentage points of current accident year catastrophe losses partially offset by 3.4 percentage points of favorable loss reserve development on prior accident years. As of January 2017, A.M. Best projected the industry's full-year 2017 statutory combined ratio at approximately 100 percent, including approximately 5 percentage points of catastrophe losses and a favorable effect of approximately 2 percentage points of loss reserve development on prior accident years. The industry's ratio again excludes its mortgage and financial guaranty lines of business.

•
Investment contribution – We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year return of the Standard & Poor’s 500 Index. For the first three months of 2017, pretax investment income was $149 million, up 3 percent compared with the same period in 2016. We believe our investment portfolio mix provides an appropriate balance of income stability and growth with capital appreciation potential.

Cincinnati Financial Corporation First-Quarter 2017 10-Q

Highlights of Our Strategy and Supporting Initiatives
Management has worked to identify a strategy that can lead to long-term success, with concurrence by the board of directors. Our strategy is intended to position us to compete successfully in the markets we have targeted while appropriately managing risk. Further description of our long-term, proven strategy can be found in our 2016 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 5. We believe successful implementation of initiatives that support our strategy will help us better serve our agent customers and reduce volatility in our financial results while we also grow earnings and book value over the long term, successfully navigating challenging economic, market or industry pricing cycles.

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

We continue to enhance our property casualty underwriting expertise and to effectively and efficiently underwrite individual policies and process transactions. Ongoing initiatives supporting this work include expanding our pricing and segmentation capabilities through experience and use of predictive analytics and additional data. Our segmentation efforts emphasize identification and retention of insurance policies we believe have relatively stronger pricing, while seeking more aggressive renewal terms and conditions on policies we believe have relatively weaker pricing. In 2017, we continue to improve underwriting and rate adequacy for our commercial auto and personal auto lines of business. Our commercial auto policies that renewed during the first three months of 2017 experienced an estimated average price percentage increase in the mid-single-digit range. Our personal auto policies that renewed during that period averaged an estimated price percentage increase near the low end of the high-single-digit range.

•
Drive premium growth – Implementation of these initiatives is intended to further penetrate each market we serve through our independent agencies. Strategies aimed at specific market opportunities, along with service enhancements, can help our agents grow and increase our share of their business. Premium growth initiatives also include expansion of Cincinnati ReSM – our reinsurance assumed operation. Diversified growth also may reduce variability of losses from weather-related catastrophes.

We continue to appoint new agencies to develop additional points of distribution. In 2017, we are planning approximately 100 appointments of independent agencies that offer most or all of our property casualty insurance products. During the first three months of 2017, we appointed 32 new agencies that meet that criteria.
We also plan to appoint additional agencies that focus on high net worth personal lines clients. In 2017, we are targeting the appointment of approximately 100 agencies that market only personal lines products for us. During the first three months of 2017, we appointed 24 new agencies that meet that criteria.
As of March 31, 2017, a total of 1,643 agency relationships market our property casualty insurance products from 2,138 reporting locations.
We also continue to grow premiums through the disciplined expansion of Cincinnati Re. During the first three months of 2017, Cincinnati Re contributed $21 million of growth in consolidated property casualty insurance net written premiums.

Financial Strength
An important part of our long-term strategy is financial strength, which is described in our 2016 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Financial Strength, Page 7. One aspect of our financial strength is prudent use of reinsurance ceded to help manage financial performance variability due to catastrophe loss experience. A description of how we use reinsurance ceded is included in our 2016 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, 2017 Reinsurance Ceded Programs, Page 101. Another aspect of our financial strength is our investment portfolio, which remains well-diversified as discussed in this quarterly report in Item 3, Quantitative and Qualitative Disclosures About Market Risk. Our strong parent-company liquidity and financial strength increase our flexibility to maintain a cash dividend through all periods and to continue to invest in and expand our insurance operations.

At March 31, 2017, we held $2.296 billion of our cash and invested assets at the parent-company level, of which $2.054 billion, or 89.5 percent, was invested in common stocks, and $157 million, or 6.8 percent, was cash or

Cincinnati Financial Corporation First-Quarter 2017 10-Q

cash equivalents. Our debt-to-total-capital ratio of 10.0 percent remains well below our target limit. Another important indicator of financial strength is our ratio of property casualty net written premiums to statutory surplus, which was 1.0-to-1 for the 12 months ended March 31, 2017, matching year-end 2016.

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

At April 25, 2017, our insurance subsidiaries continued to be highly rated.

Insurer Financial Strength Ratings
Rating agency	Standard market property casualty insurance subsidiaries			Life insurance subsidiary			Excess and surplus lines insurance subsidiary			Outlook
			Rating tier			Rating tier			Rating tier
A.M. Best Co. ambest.com	A+	Superior	2 of 16	A	Excellent	3 of 16	A+	Superior	2 of 16	Stable
Fitch Ratings fitchratings.com	A+	Strong	5 of 21	A+	Strong	5 of 21	-	-	-	Stable
Moody's Investors Service moodys.com	A1	Good	5 of 21	-	-	-	-	-	-	Stable
S&P Global Ratings spratings.com	A+	Strong	5 of 21	A+	Strong	5 of 21	-	-	-	Stable

Cincinnati Financial Corporation First-Quarter 2017 10-Q

CONSOLIDATED PROPERTY CASUALTY INSURANCE HIGHLIGHTS
Consolidated property casualty insurance results include premiums and expenses for our standard market insurance segments (commercial lines and personal lines), our excess and surplus lines segment and our reinsurance assumed operations.

(Dollars in millions)	Three months ended March 31,
	2017	2016	% Change
Earned premiums	$1,151	$1,096	5
Fee revenues	3	2	50
Total revenues	1,154	1,098	5
Loss and loss expenses from:
Current accident year before catastrophe losses	709	682	4
Current accident year catastrophe losses	117	41	185
Prior accident years before catastrophe losses	(27)	(55)	51
Prior accident years catastrophe losses	(11)	(7)	(57)
Loss and loss expenses	788	661	19
Underwriting expenses	360	341	6
Underwriting profit	$6	$96	(94)

Ratios as a percent of earned premiums:			Pt. Change
Current accident year before catastrophe losses	61.6%	62.2%	(0.6)
Current accident year catastrophe losses	10.2	3.7	6.5
Prior accident years before catastrophe losses	(2.4)	(5.0)	2.6
Prior accident years catastrophe losses	(1.0)	(0.6)	(0.4)
Loss and loss expenses	68.4	60.3	8.1
Underwriting expenses	31.3	31.1	0.2
Combined ratio	99.7%	91.4%	8.3

Combined ratio	99.7%	91.4%	8.3
Contribution from catastrophe losses and prior years reserve development	6.8	(1.9)	8.7
Combined ratio before catastrophe losses and prior years reserve development	92.9%	93.3%	(0.4)

Our consolidated property casualty insurance operations generated an underwriting profit of $6 million for the three months ended March 31, 2017. The three-month decrease of $90 million, compared with the same period of 2016, was largely due to an increase of $72 million in losses from weather-related natural catastrophes. We believe future property casualty underwriting results will continue to benefit from price increases and our ongoing initiatives to improve pricing precision and loss experience related to claims and loss control practices.
For all property casualty lines of business in aggregate, net loss and loss expense reserves at March 31, 2017, were $94 million higher than at year-end 2016, including $47 million for the incurred but not reported (IBNR) portion. The $94 million reserve increase raised year-end 2016 net loss and loss expense reserves by 2 percent.

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

Our consolidated property casualty combined ratio for the first quarter of 2017 rose 8.3 percentage points, compared with the same period of 2016, including 6.1 points from higher catastrophe losses and loss expenses.

The combined ratio can be affected significantly by natural catastrophe losses and other large losses as discussed in detail below. The combined ratio can also be affected by updated estimates of loss and loss expense

Cincinnati Financial Corporation First-Quarter 2017 10-Q

reserves established for claims that occurred in prior periods, referred to as prior accident years. Net favorable development on prior accident year reserves, including reserves for catastrophe losses, benefited the combined ratio by 3.4 percentage points in the first three months of 2017, compared with 5.6 percentage points in the same period of 2016. Net favorable development is discussed in further detail in Financial Results by property casualty insurance segment.

The ratio for current accident year loss and loss expenses before catastrophe losses improved in the first three months of 2017. That 61.6 percent ratio decreased 0.6 percentage points compared with the 62.2 percent accident year 2016 ratio measured as of March 31, 2016, including an increase of 1.1 percentage points in the ratio for large losses of $1 million or more per claim, discussed below.

The underwriting expense ratio increased 0.2 percentage points for the first three months of 2017, compared with the same period of 2016. Strategic investments that include enhancement of underwriting expertise slightly offset the favorable effects of higher earned premiums and ongoing expense management efforts.

Consolidated Property Casualty Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2017	2016	% Change
Agency renewal written premiums	$1,057	$1,028	3
Agency new business written premiums	153	125	22
Cincinnati Re net written premiums	40	19	111
Other written premiums	(19)	(25)	24
Net written premiums	1,231	1,147	7
Unearned premium change	(80)	(51)	(57)
Earned premiums	$1,151	$1,096	5

The trends in net written premiums and earned premiums summarized in the table above include the effects of price increases. Price change trends that heavily influence renewal written premium increases or decreases, along with other premium growth drivers for 2017, are discussed in more detail by segment below in Financial Results.

Consolidated property casualty net written premiums for the three months ended March 31, 2017, grew $84 million compared with the same period of 2016. Each of our property casualty segments continued to grow during the first three months of 2017. Our premium growth initiatives from prior years have provided an ongoing favorable effect on growth during the current year, particularly as newer agency relationships mature over time.

Consolidated property casualty agency new business written premiums rose $28 million for the first quarter of 2017, compared with the same period of 2016. New business written premiums in the first three months of 2017 were higher than the same period of 2016 for each of our property casualty insurance segments. New agency appointments during 2016 and 2017 produced a $12 million increase in standard lines new business for the first three months of 2017 compared with the same period of 2016. As we appoint new agencies that choose to move accounts to us, we report these accounts as new business. While this business is new to us, in many cases it is not new to the agent. We believe these seasoned accounts tend to be priced more accurately than business that may be less familiar to our agent upon obtaining it from a competing agent.

Net written premiums for Cincinnati Re increased $21 million for the first three months of 2017, compared with the same period of 2016. Cincinnati Re assumes risks through reinsurance treaties and in some cases cedes part of the risk and related premiums to one or more unaffiliated reinsurance companies through transactions known as retrocessions. For the first three months of 2017, earned premiums for Cincinnati Re totaled $22 million, compared with $10 million earned in the same period a year ago.

Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. Those ceded premium totals for the first three months of 2017 essentially matched the same period of 2016.

Cincinnati Financial Corporation First-Quarter 2017 10-Q

Catastrophe losses and loss expenses typically have a material effect on property casualty results and can vary significantly from period to period. Losses from natural catastrophes contributed 9.2 percentage points to the combined ratio in the first three months of 2017, compared with 3.1 percentage points in the same period of 2016. Some of those losses were applicable to annual loss deductible provisions of our collateralized reinsurance funded through catastrophe bonds. For our collateralized reinsurance arrangement that became effective in January 2017, aggregate losses occurring from January 23, 2017, through March 31, 2017, totaled $102 million from three occurrences. These aggregate losses reached the applicable loss deductible provision for the specific geographic locations included in the severe convective storm portion of that coverage. If aggregate losses, after the $8 million per occurrence deductible, exceed $190 million during an annual coverage period, we can recover the excess through funds that collateralize the catastrophe bonds. The following table shows consolidated property casualty insurance catastrophe losses and loss expenses incurred, net of reinsurance, as well as the effect of loss development on prior period catastrophe events. We individually list declared catastrophe events for which our incurred losses reached or exceeded $10 million.

Consolidated Property Casualty Insurance Catastrophe Losses and Loss Expenses Incurred

(Dollars in millions, net of reinsurance)			Three months ended March 31,
			Comm.	Pers.	E&S	Cincinnati
Dates	Event	Region	lines	lines	lines	Re	Total
2017
Feb. 28-Mar. 1	Flood, hail, wind	Midwest, South	$21	$20	$1	$—	$42
Mar. 6-9	Flood, hail, wind	Midwest, Northeast, South	22	13	—	—	35
Mar. 21-22	Flood, hail, wind	South	13	10	—	—	23
All other 2017 catastrophes			12	5	—	—	17
Development on 2016 and prior catastrophes			(9)	(1)	—	(1)	(11)
Calendar year incurred total			$59	$47	$1	$(1)	$106

2016
All 2016 catastrophes			30	11	—	—	41
Development on 2015 and prior catastrophes			(5)	(2)	—	—	(7)
Calendar year incurred total			$25	$9	$—	$—	$34

Cincinnati Financial Corporation First-Quarter 2017 10-Q

The following table includes data for losses incurred of $1 million or more per claim, net of reinsurance.

Consolidated Property Casualty Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended March 31,
	2017	2016	% Change
Current accident year losses greater than $5 million	$28	$—	nm
Current accident year losses $1 million - $5 million	29	42	(31)
Large loss prior accident year reserve development	17	—	nm
Total large losses incurred	74	42	76
Losses incurred but not reported	4	73	(95)
Other losses excluding catastrophe losses	467	402	16
Catastrophe losses	103	33	212
Total losses incurred	$648	$550	18

Ratios as a percent of earned premiums:			Pt. Change
Current accident year losses greater than $5 million	2.4%	—%	2.4
Current accident year losses $1 million - $5 million	2.5	3.8	(1.3)
Large loss prior accident year reserve development	1.5	—	1.5
Total large loss ratio	6.4	3.8	2.6
Losses incurred but not reported	0.4	6.6	(6.2)
Other losses excluding catastrophe losses	40.5	36.8	3.7
Catastrophe losses	9.0	3.0	6.0
Total loss ratio	56.3%	50.2%	6.1

We believe the inherent variability of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the variability in addition to general inflationary trends in loss costs. Our analysis continues to indicate no unexpected concentration of large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The first-quarter 2017 property casualty total large losses incurred of $74 million, net of reinsurance, were higher than the $51 million quarterly average during full-year 2016 and higher than the $42 million experienced for the first quarter of 2016. The ratio for these large losses was 2.6 percentage points higher compared with last year’s first quarter. We believe results for the three-month period largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million. Losses by size are discussed in further detail in results of operations by property casualty insurance segment.

FINANCIAL RESULTS
Consolidated results reflect the operating results of each of our five segments along with the parent company, Cincinnati Re and other activities reported as “Other.” The five segments are:

•	Commercial lines property casualty insurance

•	Personal lines property casualty insurance

•	Excess and surplus lines property casualty insurance

•	Life insurance

•	Investments

Cincinnati Financial Corporation First-Quarter 2017 10-Q

COMMERCIAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended March 31,
	2017	2016	% Change
Earned premiums	$781	$760	3
Fee revenues	1	1	0
Total revenues	782	761	3
Loss and loss expenses from:
Current accident year before catastrophe losses	478	468	2
Current accident year catastrophe losses	68	30	127
Prior accident years before catastrophe losses	(2)	(24)	92
Prior accident years catastrophe losses	(9)	(5)	(80)
Loss and loss expenses	535	469	14
Underwriting expenses	249	242	3
Underwriting (loss) profit	$(2)	$50	nm

Ratios as a percent of earned premiums:			Pt. Change
Current accident year before catastrophe losses	61.2%	61.5%	(0.3)
Current accident year catastrophe losses	8.7	4.0	4.7
Prior accident years before catastrophe losses	(0.3)	(3.2)	2.9
Prior accident years catastrophe losses	(1.1)	(0.6)	(0.5)
Loss and loss expenses	68.5	61.7	6.8
Underwriting expenses	31.9	31.9	0.0
Combined ratio	100.4%	93.6%	6.8

Combined ratio	100.4%	93.6%	6.8
Contribution from catastrophe losses and prior years reserve development	7.3	0.2	7.1
Combined ratio before catastrophe losses and prior years reserve development	93.1%	93.4%	(0.3)

Overview
Performance highlights for the commercial lines segment include:

•
Premiums – Earned premiums and net written premiums for the commercial lines segment grew during the first three months of 2017, in part due to renewal premium growth that continued to reflect price increases and a higher level of insured exposures. Higher new business written premiums also made a significant contribution to the increase in first-quarter 2017 net written premiums. The table below analyzes the primary components of premiums. We continue using predictive analytics tools to improve pricing precision and segmentation while also leveraging our local relationships with agents through the efforts of our teams that work closely with them. We seek to maintain appropriate pricing discipline for both new and renewal business as our agents and underwriters assess account quality to make careful decisions on a case-by-case basis whether to write or renew a policy.

Agency renewal written premiums grew 2 percent for the three months ended March 31, 2017, compared with the same period of 2016. The growth reflected price increases and improving economic conditions. During the first quarter of 2017, our overall standard commercial lines policies continued to average estimated renewal price increases at percentages in the low-single-digit range, up slightly from the fourth quarter of 2016. We continue to segment commercial lines policies, emphasizing identification and retention of policies we believe have relatively stronger pricing. Conversely, we have been seeking stricter renewal terms and conditions on policies we believe have relatively weaker pricing, in turn retaining fewer of those policies. We measure average changes in commercial lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for the respective policies.

Cincinnati Financial Corporation First-Quarter 2017 10-Q

Our average overall commercial lines renewal pricing change includes the impact of flat pricing of certain coverages within package policies written for a three-year term that were in force but did not expire during the period being measured. Therefore, the change in average commercial lines renewal pricing we report reflects a blend of three-year policies that did not expire and other policies that did expire during the measurement period. For commercial lines policies that did expire and were then renewed during the first quarter of 2017, we estimate that our average percentage price increase for both commercial auto and commercial property lines were in the mid-single-digit range. The estimated average percentage price change for our commercial casualty line of business was essentially flat, and for workers’ compensation it was a decrease near the low end of the mid-single-digit range.
Renewal premiums for our commercial casualty and workers’ compensation lines include the results of policy audits that adjust initial premium amounts based on differences between estimated and actual sales or payroll related to a specific policy. Audits completed during the first three months of 2017 contributed $16 million to net written premiums.
New business written premiums for commercial lines increased $16 million during the first three months of 2017, compared with the same period of 2016, reflecting growth for each major line of business in our commercial lines insurance segment. Trend analysis for year-over-year comparisons of individual quarters are more difficult to assess for commercial lines new business written premiums, due to inherent variability. That variability is often driven by larger policies with annual premiums greater than $100,000.
Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. For our commercial lines insurance segment, ceded premium totals for the first three months of 2017 essentially matched the same period of 2016. Other written premiums included a more favorable adjustment for the first three months of 2017, compared with the prior-year period, for estimated direct written premiums of policies in effect but not yet processed. The adjustments had an immaterial effect on earned premiums.

Commercial Lines Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2017	2016	% Change
Agency renewal written premiums	$772	$758	2
Agency new business written premiums	103	87	18
Other written premiums	(10)	(18)	44
Net written premiums	865	827	5
Unearned premium change	(84)	(67)	(25)
Earned premiums	$781	$760	3

•
Combined ratio – The commercial lines combined ratio rose 6.8 percentage points for the three months ended March 31, 2017, compared with the same period last year, largely due to weather-related natural catastrophe losses and loss expenses that were 4.2 percentage points higher. In addition, first-quarter 2017 commercial lines large losses not part of catastrophe events more than doubled relative to the same period in 2016, as discussed below.

Catastrophe losses and loss expenses accounted for 7.6 percentage points of the combined ratio for the first quarter of 2017, compared with 3.4 percentage points for the same period a year ago. The 10-year annual average for that catastrophe measure through 2016 for the commercial lines segment was 4.8 percentage points, and the five-year annual average was 5.2 percentage points.
Commercial auto, representing 19 percent of 2016 earned premiums for our commercial lines insurance segment, was the only major line of business in that segment with a first-quarter 2017 total loss and loss expense ratio before catastrophe losses significantly higher than we desired. As discussed above, during the first three months of 2017, our commercial auto policies experienced average renewal price percentage increases in the mid-single-digit range, which we believe will help improve future profitability. Further segmentation of policies as they renew should also help improve profitability, as we seek more adequate pricing on individual policies that need it based on analytics and underwriter judgment. As an example, for our 2016 commercial auto policies that we determined have relatively weaker pricing, representing approximately one-third of commercial auto renewal written premiums, we obtained 2016 percentage price increase that

Cincinnati Financial Corporation First-Quarter 2017 10-Q

averaged in the upper-single digits. We also continued to improve premium rate classification and the use of other rating variables in risk selection and pricing.
The net effect of reserve development on prior accident years during the first three months of 2017 was favorable for commercial lines overall by $11 million compared with $29 million for the same period in 2016. Our workers’ compensation line of business was the largest contributor to the total commercial lines net favorable reserve development on prior accident years, followed by commercial property. Those contributions were partially offset by unfavorable reserve development for our commercial casualty and commercial auto lines of business. The unfavorable reserve development for commercial casualty reflected higher than usual large loss activity, as discussed below. The net favorable reserve development recognized during the first three months of 2017 for our commercial lines insurance segment was largely for accident years prior to 2014, and was primarily due to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2016 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 48.
The commercial lines underwriting expense ratio for the first three months of 2017 essentially matched the same period of 2016 and the ratio for full-year 2016.

Commercial Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended March 31,
	2017	2016	% Change
Current accident year losses greater than $5 million	$28	$—	nm
Current accident year losses $1 million - $5 million	26	36	(28)
Large loss prior accident year reserve development	17	(1)	nm
Total large losses incurred	71	35	103
Losses incurred but not reported	(5)	64	nm
Other losses excluding catastrophe losses	306	255	20
Catastrophe losses	58	25	132
Total losses incurred	$430	$379	13

Ratios as a percent of earned premiums:			Pt. Change
Current accident year losses greater than $5 million	3.6%	—%	3.6
Current accident year losses $1 million - $5 million	3.3	4.8	(1.5)
Large loss prior accident year reserve development	2.2	(0.2)	2.4
Total large loss ratio	9.1	4.6	4.5
Losses incurred but not reported	(0.6)	8.4	(9.0)
Other losses excluding catastrophe losses	39.2	33.6	5.6
Catastrophe losses	7.4	3.3	4.1
Total loss ratio	55.1%	49.9%	5.2

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The first-quarter 2017 commercial lines total large losses incurred of $71 million, net of reinsurance, were higher than the quarterly average of $48 million during full-year 2016 and the $35 million total large losses incurred for the first quarter of 2016. The first-quarter increase was primarily from our commercial casualty and commercial property lines of business. The ratio for these large losses was 4.5 percentage points higher compared with last year’s first-quarter ratio. We believe results for the three-month period largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation First-Quarter 2017 10-Q

PERSONAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended March 31,
	2017	2016	% Change
Earned premiums	$300	$283	6
Fee revenues	2	1	100
Total revenues	302	284	6
Loss and loss expenses from:
Current accident year before catastrophe losses	193	180	7
Current accident year catastrophe losses	48	11	336
Prior accident years before catastrophe losses	(9)	(16)	44
Prior accident years catastrophe losses	(1)	(2)	50
Loss and loss expenses	231	173	34
Underwriting expenses	86	83	4
Underwriting (loss) profit	$(15)	$28	nm

Ratios as a percent of earned premiums:			Pt. Change
Current accident year before catastrophe losses	64.1%	63.5%	0.6
Current accident year catastrophe losses	16.0	3.8	12.2
Prior accident years before catastrophe losses	(2.9)	(5.6)	2.7
Prior accident years catastrophe losses	(0.4)	(0.8)	0.4
Loss and loss expenses	76.8	60.9	15.9
Underwriting expenses	28.7	29.2	(0.5)
Combined ratio	105.5%	90.1%	15.4

Combined ratio	105.5%	90.1%	15.4
Contribution from catastrophe losses and prior years reserve development	12.7	(2.6)	15.3
Combined ratio before catastrophe losses and prior years reserve development	92.8%	92.7%	0.1

Overview
Performance highlights for the personal lines segment include:

•
Premiums – Personal lines earned premiums and net written premiums for the first quarter of 2017 continued to grow, reflecting an increase in new business written premiums from agencies that represent us and rising renewal written premiums. Price increases and a high level of policy retention were the main drivers of renewal premium growth. The table below analyzes the primary components of premiums.

Agency renewal written premiums increased 4 percent for the first quarter of 2017, largely reflecting rate increases. We estimate that premium rates for our personal auto line of business increased at average percentages near the low end of the high-single-digit range during the first three months of 2017. For our homeowner line of business, we estimate that premium rates for the first three months of 2017 increased at average percentages near the low end of the mid-single-digit range. For both our personal auto and homeowner lines of business, some individual policies experienced lower or higher rate changes based on each risk's specific characteristics and enhanced pricing precision enabled by predictive models.
Personal lines new business written premiums grew $9 million or 36 percent during the first three months of 2017, compared with the same period of 2016. That growth included $6 million from high net worth clients of our agencies. Personal lines new business written premiums from our high net worth policies totaled approximately $11 million during the first three months of 2017.
Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. For our personal lines insurance segment, ceded premium totals for the first three months of 2017 were similar to the same period of 2016.
We continue to implement strategies discussed in our 2016 Annual Report on Form 10-K, Item 1, Strategic Initiatives, Page 13, to enhance our responsiveness to marketplace changes and to help achieve our long-term

Cincinnati Financial Corporation First-Quarter 2017 10-Q

objectives for personal lines growth and profitability. These strategies include initiatives to more profitably underwrite personal auto policies.

Personal Lines Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2017	2016	% Change
Agency renewal written premiums	$245	$236	4
Agency new business written premiums	34	25	36
Other written premiums	(6)	(5)	(20)
Net written premiums	273	256	7
Unearned premium change	27	27	0
Earned premiums	$300	$283	6

•
Combined ratio – Our personal lines combined ratio increased by 15.4 percentage points for the first quarter of 2017, compared with the first quarter a year ago, primarily due to a 12.6 percentage-point increase in the ratio for weather-related natural catastrophe losses and loss expenses.

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
Personal auto, representing 47 percent of 2016 earned premiums for our personal lines insurance segment, was the only major line of business in that segment with a first-quarter 2017 total loss and loss expense ratio before catastrophe losses significantly higher than we desired. As discussed above, during the first three months of 2017, our personal auto policies experienced average renewal price percentage increases near the low end of the high-single-digit range. We believe rate increases and other actions to improve pricing precision and reduce loss costs will improve future profitability.
Catastrophe losses and loss expenses accounted for 15.6 percentage points of the combined ratio for the three months ended March 31, 2017, compared with 3.0 percentage points for the same period of 2016. The 10-year annual average catastrophe loss ratio through 2016 for the personal lines segment was 10.7 percentage points, and the five-year annual average was 9.3 percentage points.
The net effect of reserve development on prior accident years during the first three months of 2017 was favorable for personal lines overall by $10 million compared with $18 million for the same period in 2016. Our homeowner and other personal lines of business were the largest contributors to the total personal lines net favorable reserve development on prior accident years, followed by personal auto. The favorable reserve development was due primarily to lower-than-anticipated loss emergence on known claims. The first-quarter 2016 personal lines total reserve development included a refinement to reserves for loss expenses. That refinement favorably affected personal lines reserve development reported in 2016 as it transferred approximately $10 million of reserves for loss expenses, primarily for our personal auto line of business, to various lines of business in our commercial lines segment. Reserve estimates are inherently uncertain as described in our 2016 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 48.
The underwriting expense ratio decreased 0.5 percentage points for the first three months of 2017, compared with the same period of 2016, as earned premiums increased at a faster pace than underwriting expenses.

Cincinnati Financial Corporation First-Quarter 2017 10-Q

Personal Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended March 31,
	2017	2016	% Change
Current accident year losses greater than $5 million	$—	$—	nm
Current accident year losses $1 million - $5 million	3	6	(50)
Large loss prior accident year reserve development	—	1	(100)
Total large losses incurred	3	7	(57)
Losses incurred but not reported	10	11	(9)
Other losses excluding catastrophe losses	144	133	8
Catastrophe losses	46	8	475
Total losses incurred	$203	$159	28

Ratios as a percent of earned premiums:			Pt. Change
Current accident year losses greater than $5 million	—%	—%	0.0
Current accident year losses $1 million - $5 million	1.0	1.9	(0.9)
Large loss prior accident year reserve development	(0.2)	0.5	(0.7)
Total large loss ratio	0.8	2.4	(1.6)
Losses incurred but not reported	3.3	3.8	(0.5)
Other losses excluding catastrophe losses	47.9	47.1	0.8
Catastrophe losses	15.5	2.9	12.6
Total loss ratio	67.5%	56.2%	11.3

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the first quarter of 2017, the personal lines total large loss ratio, net of reinsurance, was 1.6 percentage points less than last year’s first quarter. We believe results for the three-month period largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation First-Quarter 2017 10-Q

EXCESS AND SURPLUS LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended March 31,
	2017	2016	% Change
Earned premiums	$48	$43	12

Loss and loss expenses from:
Current accident year before catastrophe losses	26	27	(4)
Current accident year catastrophe losses	1	—	nm
Prior accident years before catastrophe losses	(13)	(14)	7
Prior accident years catastrophe losses	—	—	0
Loss and loss expenses	14	13	8
Underwriting expenses	16	13	23
Underwriting profit	$18	$17	6

Ratios as a percent of earned premiums:			Pt. Change
Current accident year before catastrophe losses	55.5%	63.1%	(7.6)
Current accident year catastrophe losses	1.2	0.4	0.8
Prior accident years before catastrophe losses	(27.4)	(31.6)	4.2
Prior accident years catastrophe losses	(0.4)	(0.2)	(0.2)
Loss and loss expenses	28.9	31.7	(2.8)
Underwriting expenses	33.4	29.4	4.0
Combined ratio	62.3%	61.1%	1.2

Combined ratio	62.3%	61.1%	1.2
Contribution from catastrophe losses and prior years reserve development	(26.6)	(31.4)	4.8
Combined ratio before catastrophe losses and prior years reserve development	88.9%	92.5%	(3.6)

 Overview
Performance highlights for the excess and surplus lines segment include:

•	Premiums – Excess and surplus lines net written premiums continued to grow due to increases in both renewal and new business written premiums during the first three months of 2017.
Renewal written premiums rose 18 percent for the three months ended March 31, 2017, compared with the same period of 2016, reflecting the opportunity to renew many accounts for the first time, as well as higher renewal pricing. For the first three months of 2017, excess and surplus lines policy renewals experienced estimated average percentage price increases in the low-single-digit range. We measure average changes in excess and surplus lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies.
New business written premiums produced by agencies increased 23 percent during the first three months of 2017, compared with the same period of 2016, reflecting an increase in our marketing efforts as we continued to carefully underwrite each policy in a highly competitive market. Some of what we report as new business came from accounts that were not new to our agents. We believe our agents’ seasoned accounts tend to be priced more accurately than business that may be less familiar to them.

Cincinnati Financial Corporation First-Quarter 2017 10-Q

Excess and Surplus Lines Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2017	2016	% Change
Agency renewal written premiums	$40	$34	18
Agency new business written premiums	16	13	23
Other written premiums	(3)	(2)	(50)
Net written premiums	53	45	18
Unearned premium change	(5)	(2)	(150)
Earned premiums	$48	$43	12

•
Combined ratio – The excess and surplus lines combined ratio increased 1.2 percentage points for the first quarter of 2017, compared with the same period of 2016. The increase reflected less favorable reserve development on prior accident years and a higher underwriting expense ratio that offset a lower ratio for current accident year losses and loss expenses before catastrophe losses.

Excess and surplus lines net favorable reserve development on prior accident years, as a ratio to earned premiums, was 27.8 percent for the first three months of 2017, compared with 31.8 percent for the same period of 2016. Approximately three-fourths of the net favorable reserve development recognized during the first three months of 2017 was attributable to accident years 2015 and 2014. The favorable reserve development was due primarily to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2016 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 48.
The underwriting expense ratio for the first three months of 2017 increased, compared with the same period of 2016. The increase was primarily due to strategic investments that include enhancement of underwriting expertise, such as upgrades to systems used in underwriting or billing excess and surplus lines insurance policies, and a higher level of agency profit-sharing commissions. Those ratio-increase effects offset the favorable ratio-decrease effects of higher earned premiums and ongoing expense management efforts.

Excess and Surplus Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended March 31,
	2017	2016	% Change
Current accident year losses greater than $5 million	$—	$—	nm
Current accident year losses $1 million - $5 million	—	—	nm
Large loss prior accident year reserve development	—	—	nm
Total large losses incurred	—	—	nm
Losses incurred but not reported	(1)	(2)	50
Other losses excluding catastrophe losses	8	9	(11)
Catastrophe losses	—	—	nm
Total losses incurred	$7	$7	0

Ratios as a percent of earned premiums:			Pt. Change
Current accident year losses greater than $5 million	—%	—%	0.0
Current accident year losses $1 million - $5 million	—	—	0.0
Large loss prior accident year reserve development	(0.3)	(0.4)	0.1
Total large loss ratio	(0.3)	(0.4)	0.1
Losses incurred but not reported	(1.6)	(5.4)	3.8
Other losses excluding catastrophe losses	17.0	20.8	(3.8)
Catastrophe losses	0.8	0.1	0.7
Total loss ratio	15.9%	15.1%	0.8

Cincinnati Financial Corporation First-Quarter 2017 10-Q

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the first quarter of 2017, the excess and surplus lines total ratio for large losses, net of reinsurance, was 0.1 percentage points worse than last year’s first quarter. We believe results for the three-month period largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation First-Quarter 2017 10-Q

LIFE INSURANCE RESULTS

(Dollars in millions)	Three months ended March 31,
	2017	2016	% Change
Earned premiums	$57	$58	(2)
Fee revenues	2	1	100
Total revenues	59	59	0
Contract holders' benefits incurred	65	63	3
Investment interest credited to contract holders'	(23)	(22)	(5)
Underwriting expenses incurred	17	19	(11)
Total benefits and expenses	59	60	(2)
Life insurance segment profit (loss)	$—	$(1)	100

Overview
Performance highlights for the life insurance segment include:

•
Revenues – Revenues were flat for the three months ended March 31, 2017, primarily due to higher earned premiums from term insurance products that were offset by slightly less universal life and other life insurance earned premiums.

Net in-force life insurance policy face amounts increased to $57.967 billion at March 31, 2017, from $56.808 billion at year-end 2016.
Fixed annuity deposits received for the three months ended March 31, 2017, were $10 million compared with $12 million for same period of 2016. Fixed annuity deposits have a minimal impact to earned premiums because deposits received are initially recorded as liabilities. Profit is earned over time by way of interest-rate spreads. We do not write variable or equity-indexed annuities.

Life Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2017	2016	% Change
Term life insurance	$38	$37	3
Universal life insurance	10	11	(9)
Other life insurance, annuity and disability income products	9	10	(10)
Net earned premiums	$57	$58	(2)

•
Profitability – Our life insurance segment typically reports a small profit or loss on a GAAP basis because profits from investment income spreads are included in our investment segment results. We include only investment income credited to contract holders (including interest assumed in life insurance policy reserve calculations) in our life insurance segment results. A gain of less than $1 million for our life insurance segment in the first three months of 2017, compared with a loss of $1 million for the same period of 2016, was largely due to more favorable mortality results.

Life insurance segment benefits and expenses consist principally of contract holders’ (policyholders’) benefits incurred related to traditional life and interest-sensitive products and operating expenses incurred, net of deferred acquisition costs. Total benefits increased in the first three months of 2017. Life policy and investment contract reserves increased with continued growth in net in-force life insurance policy face amounts. Mortality results decreased slightly from the same period of 2016 and were less than our 2017 projections.
Underwriting expenses for the first three months of 2017 decreased compared with the same period a year ago. For the first three months of 2017, unlocking of interest rate and other actuarial assumptions increased the amount of expenses deferred to future periods, decreasing underwriting expenses. For the first three months of 2016, unlocking decreased the amount of expenses deferred to future periods, increasing underwriting expenses.

Cincinnati Financial Corporation First-Quarter 2017 10-Q

We recognize that assets under management, capital appreciation and investment income are integral to evaluating the success of the life insurance segment because of the long duration of life products. On a basis that includes investment income and realized gains or losses from life-insurance-related invested assets, the life insurance company reported a net profit of $13 million in the three months ended March 31, 2017, compared with a net profit of $10 million for the same period of 2016. The life insurance company portfolio had net after-tax realized investment gains of $3 million for the three months ended March 31, 2017, compared with less than $1 million of net after-tax realized investment gains for the three months ended March 31, 2016.

INVESTMENTS RESULTS

Overview
The investments segment contributes investment income and realized gains and losses to results of operations. Investments traditionally are our primary source of pretax and after-tax profits.

Investment Income
Pretax investment income increased 3 percent for the three months ended March 31, 2017, compared with the same period of 2016. Interest income rose due to net purchases of fixed-maturity securities that offset the continuing effects of the low interest rate environment. Higher dividend income reflected rising dividend rates and net purchases of equity securities.

Investments Results

(Dollars in millions)	Three months ended March 31,
	2017	2016	% Change
Total investment income, net of expenses	$149	$145	3
Investment interest credited to contract holders'	(23)	(22)	(5)
Realized investment gains, net	160	61	162
Investments profit, pretax	$286	$184	55

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

(Dollars in millions)	% Yield	Principal redemptions
At March 31, 2017
Fixed-maturity pretax yield profile:
Expected to mature during the remainder of 2017	4.91%	$479
Expected to mature during 2018	5.66	957
Expected to mature during 2019	6.22	752
Average yield and total expected redemptions from the remainder of 2017 through 2019	5.69	$2,188

Cincinnati Financial Corporation First-Quarter 2017 10-Q

The table below shows the average pretax yield-to-amortized cost for fixed-maturity securities acquired during the periods indicated. The average yield for total fixed-maturity securities acquired during the first three months of 2017 was lower than the 4.54 percent average yield-to-amortized cost of the fixed-maturity securities portfolio at the end of 2016. Our fixed-maturity portfolio's average yield of 4.49 percent for the first three months of 2017, from the investment income table below, was also lower than that yield for the year-end 2016 fixed-maturities portfolio.

	Three months ended March 31,
	2017	2016
Average pretax yield-to-amortized cost on new fixed-maturities:
Acquired taxable fixed-maturities	4.38%	4.77%
Acquired tax-exempt fixed-maturities	3.46	3.03
Average total fixed-maturities acquired	3.93	4.12

While our bond portfolio more than covers our insurance reserve liabilities, we believe our diversified common stock portfolio of mainly blue chip, dividend-paying companies represents one of our best investment opportunities for the long term. In our 2016 Annual Report on Form 10-K, Item 1, Investments Segment, Page 23, and Item 7, Investments Outlook, Page 86, we discussed our portfolio strategies. We discuss risks related to our investment income and our fixed-maturity and equity investment portfolios in this quarterly report Item 3, Quantitative and Qualitative Disclosures About Market Risk.

The table below provides details about investment income. Average yields in this table are based on the average invested asset and cash amounts indicated in the table, using fixed-maturity securities valued at amortized cost and all other securities at fair value.

(Dollars in millions)	Three months ended March 31,
	2017	2016	% Change
Investment income:
Interest	$111	$109	2
Dividends	39	37	5
Other	1	1	0
Less investment expenses	2	2	0
Investment income, pretax	149	145	3
Less income taxes	35	35	0
Total investment income, after-tax	$114	$110	4

Investment returns:
Average invested assets plus cash and cash equivalents	$16,141	$14,851
Average yield pretax	3.69%	3.91%
Average yield after-tax	2.83	2.96
Effective tax rate	23.6	23.8

Fixed-maturity returns:
Average amortized cost	$9,890	$9,383
Average yield pretax	4.49%	4.65%
Average yield after-tax	3.28	3.38
Effective tax rate	27.0	27.3

Cincinnati Financial Corporation First-Quarter 2017 10-Q

Net Realized Gains and Losses
We reported net realized investment gains of $160 million for the three months ended March 31, 2017, compared with $61 million for the same period of 2016. The total net realized investment gains for the first three months of 2017 included $149 million in net gains from sales of various common and preferred stock holdings, compared with $61 million for the same period of 2016.

Investment gains or losses are recognized upon the sales of investments or as otherwise required under GAAP. The timing of realized gains or losses from sales can have a material effect on results in any quarter. However, such gains or losses usually have little, if any, effect on total shareholders’ equity because most equity and fixed-maturity investments are carried at fair value, with the unrealized gain or loss included as a component of accumulated other comprehensive income (AOCI). Accounting requirements for other-than-temporary impairment (OTTI) charges for the fixed-maturity portfolio are disclosed in our 2016 Annual Report on Form 10-K, Item 8, Note 1, Summary of Significant Accounting Policies, Page 122.

Of the 3,352 securities in the portfolio, one fixed-maturity security and no equity securities were trading below 70 percent of amortized cost at March 31, 2017. Our asset impairment committee regularly monitors the portfolio, including a quarterly review of the entire portfolio for potential OTTI charges. We believe that if the improving liquidity in the markets were to reverse or the economic recovery were to significantly stall, we could experience declines in portfolio values and possibly additional OTTI charges.

The table below provides additional detail for OTTI charges:

(Dollars in millions)	Three months ended March 31,
	2017	2016
Fixed maturities:
Utilities	$—	$2
Total fixed maturities	—	2
Total	$—	$2

OTHER
We report as Other the noninvestment operations of the parent company and a noninsurance subsidiary, CFC Investment Company. We also report as Other the underwriting results of Cincinnati Re, our reinsurance assumed operation, including earned premiums, loss and loss expenses and underwriting expenses.

Total revenues for the first three months of 2017 for our Other operations increased, compared with the same period of 2016, primarily due to earned premiums from Cincinnati Re. Total expenses for Other also increased for the first three months of 2017, primarily due to losses and loss expenses and underwriting expenses from Cincinnati Re.

Other loss in the table below represents losses before income taxes. The net result of Cincinnati Re for the first three months of 2017 was an underwriting profit of approximately $5 million. For both periods shown, Other loss resulted largely from interest expense from debt of the parent company.

Cincinnati Financial Corporation First-Quarter 2017 10-Q

(Dollars in millions)	Three months ended March 31,
	2017	2016	% Change
Interest and fees on loans and leases	$1	$1	0
Earned premiums	22	10	120
Total revenues	23	11	109
Interest expense	13	13	0
Loss and loss expenses	8	6	33
Underwriting expenses	9	3	200
Operating expenses	4	2	100
Total expenses	34	24	42
Other loss	$(11)	$(13)	15

TAXES
We had $75 million of income tax expense for the three months ended March 31, 2017, compared with $77 million for the same period of 2016. The effective tax rate for the three months ended March 31, 2017, was 27.2 percent compared with 29.1 percent for the same period last year. The change in our effective tax rate was primarily due to changes in pretax income from underwriting results, realized investment gains and losses and the adoption of ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, with immaterial changes in the amount of permanent book-tax differences.

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

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2017, shareholders’ equity was $7.256 billion, compared with $7.060 billion at December 31, 2016. Total debt was $804 million at March 31, 2017, down $3 million from December 31, 2016. At March 31, 2017, cash and cash equivalents totaled $543 million, compared with $777 million at December 31, 2016.

SOURCES OF LIQUIDITY

Subsidiary Dividends
Our lead insurance subsidiary declared dividends of $90 million to the parent company in the first three months of 2017, compared with $100 million for the same period of 2016. For full-year 2016, subsidiary dividends declared totaled $475 million. State of Ohio regulatory requirements restrict the dividends our insurance subsidiary can pay. For full-year 2017, total dividends that our insurance subsidiary could pay to our parent company without regulatory approval are approximately $469 million.

Cincinnati Financial Corporation First-Quarter 2017 10-Q

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

See our 2016 Annual Report on Form 10-K, Item 1, Investments Segment, Page 23, for a discussion of our historic investment strategy, portfolio allocation and quality.

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

The table below shows a summary of operating cash flow for property casualty insurance (direct method):

(Dollars in millions)	Three months ended March 31,
	2017	2016	% Change
Premiums collected	$1,241	$1,164	7
Loss and loss expenses paid	(694)	(562)	(23)
Commissions and other underwriting expenses paid	(497)	(442)	(12)
Cash flow from underwriting	50	160	(69)
Investment income received	105	102	3
Cash flow from operations	$155	$262	(41)

Collected premiums for property casualty insurance rose $77 million during the first three months of 2017, compared with the same period in 2016. Loss and loss expenses paid increased $132 million, including a $43 million increase for catastrophe losses and loss expenses. Commissions and other underwriting expenses paid rose $55 million, primarily due to higher commissions paid to agencies, reflecting the increase in collected premiums.

We discuss our future obligations for claims payments and for underwriting expenses in our 2016 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 91, and Other Commitments also on Page 91.

Capital Resources
At March 31, 2017, our debt-to-total-capital ratio was 10.0 percent, with $787 million in long-term debt and $17 million in borrowing on our revolving short-term line of credit. That line of credit had a $20 million balance at December 31, 2016. At March 31, 2017, $208 million was available for future cash management needs. Based on our capital requirements at March 31, 2017, we do not anticipate a material increase in debt levels during the remainder of 2017. As a result, we expect changes in our debt-to-total-capital ratio to continue to be largely a function of the contribution of unrealized investment gains or losses to shareholders’ equity.

We provide details of our three, long-term notes in this quarterly report Item 1, Note 3 – Fair Value Measurements. None of the notes are encumbered by rating triggers.

Four independent ratings firms award insurer financial strength ratings to our property casualty insurance companies and three firms rate our life insurance company. Those firms made no changes to our parent company debt ratings during the first three months of 2017. Our debt ratings are discussed in our 2016 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, Other Sources of Liquidity, Page 89.

Cincinnati Financial Corporation First-Quarter 2017 10-Q

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

Contractual Obligations
In our 2016 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 91, we estimated our future contractual obligations as of December 31, 2016. There have been no material changes to our estimates of future contractual obligations since our 2016 Annual Report on Form 10-K.

Other Commitments
In addition to our contractual obligations, we have other property casualty operational commitments.

•
Commissions – Commissions paid were $320 million in the first three months of 2017. Commission payments generally track with written premiums, except for annual profit-sharing commissions typically paid during the first quarter of the year.

•
Other underwriting expenses – Many of our underwriting expenses are not contractual obligations, but reflect the ongoing expenses of our business. Noncommission underwriting expenses paid were $177 million in the first three months of 2017.

•
Technology costs – In addition to contractual obligations for hardware and software, we anticipate capitalizing up to $6 million in spending for key technology initiatives in 2017. Capitalized development costs related to key technology initiatives were $2 million in the first three months of 2017. These activities are conducted at our discretion, and we have no material contractual obligations for activities planned as part of these projects.

We contributed $5 million to our qualified pension plan during the first three months of 2017.

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

Uses of Capital
Uses of cash to enhance shareholder return include dividends to shareholders. In January 2017, the board of directors declared regular quarterly cash dividends of 50 cents per share for an indicated annual rate of $2.00 per share. During the first three months of 2017, we used $77 million to pay cash dividends to shareholders.

PROPERTY CASUALTY INSURANCE LOSS AND LOSS EXPENSE RESERVES
For the business lines in the commercial and personal lines insurance segments, and in total for the excess and surplus lines segment, the following table details gross reserves among case, IBNR (incurred but not reported) and loss expense reserves, net of salvage and subrogation reserves. Reserving practices are discussed in our 2016 Annual Report on Form 10-K, Item 7, Property Casualty Insurance Loss and Loss Expense Obligations and Reserves, Page 93.

Total gross reserves at March 31, 2017, increased $93 million compared with December 31, 2016. Case loss reserves for losses increased $43 million, IBNR loss reserves increased by $37 million and loss expense reserves increased by $13 million. Accounting for most of the total gross increase was the aggregate of our commercial casualty, commercial auto and homeowner lines of business.

Cincinnati Financial Corporation First-Quarter 2017 10-Q

Property Casualty Gross Reserves

(Dollars in millions)	Loss reserves		Loss expense reserves	Total gross reserves
	Case reserves	IBNR reserves			Percent of total
At March 31, 2017
Commercial lines insurance:
Commercial casualty	$937	$560	$569	$2,066	40.3%
Commercial property	265	28	57	350	6.8
Commercial auto	381	101	107	589	11.5
Workers' compensation	390	540	95	1,025	20.0
Other commercial	116	18	73	207	4.0
Subtotal	2,089	1,247	901	4,237	82.6
Personal lines insurance:
Personal auto	227	34	63	324	6.4
Homeowner	107	35	29	171	3.3
Other personal	48	45	5	98	1.9
Subtotal	382	114	97	593	11.6
Excess and surplus lines	93	85	63	241	4.7
Cincinnati Re	10	46	1	57	1.1
Total	$2,574	$1,492	$1,062	$5,128	100.0%
At December 31, 2016
Commercial lines insurance:
Commercial casualty	$928	$553	$556	$2,037	40.5%
Commercial property	253	28	58	339	6.7
Commercial auto	374	86	103	563	11.2
Workers' compensation	382	553	95	1,030	20.4
Other commercial	116	19	75	210	4.2
Subtotal	2,053	1,239	887	4,179	83.0
Personal lines insurance:
Personal auto	228	24	66	318	6.3
Homeowner	102	22	29	153	3.0
Other personal	46	47	5	98	2.0
Subtotal	376	93	100	569	11.3
Excess and surplus lines	94	86	61	241	4.8
Cincinnati Re	8	37	1	46	0.9
Total	$2,531	$1,455	$1,049	$5,035	100.0%

LIFE POLICY AND INVESTMENT CONTRACT RESERVES
Gross life policy and investment contract reserves were $2.689 billion at March 31, 2017, compared with $2.671 billion at year-end 2016, reflecting continued growth in life insurance policies in force. We discuss our life insurance reserving practices in our 2016 Annual Report on Form 10-K, Item 7, Life Insurance Policyholder Obligations and Reserves, Page 100.

Cincinnati Financial Corporation First-Quarter 2017 10-Q

OTHER MATTERS

SIGNIFICANT ACCOUNTING POLICIES
Our significant accounting policies are discussed in our 2016 Annual Report on Form 10-K, Item 8, Note 1, Summary of Significant Accounting Policies, Page 122, and updated in this quarterly report Item 1, Note 1, Accounting Policies.

In conjunction with those discussions, in the Management’s Discussion and Analysis in the 2016 Annual Report on Form 10-K, management reviewed the estimates and assumptions used to develop reported amounts related to the most significant policies. Management discussed the development and selection of those accounting estimates with the audit committee of the board of directors.

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

Our view of potential risks and our sensitivity to such risks is discussed in our 2016 Annual Report on Form 10-K, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, Page 107.

The fair value of our investment portfolio was $15.977 billion at March 31, 2017, up $558 million from year-end 2016, including a $216 million increase in the fixed-maturity portfolio and a $342 million increase in the equity portfolio.

(Dollars in millions)	At March 31, 2017				At December 31, 2016
	Cost or amortized cost	Percent of total	Fair value	Percent of total	Cost or amortized cost	Percent of total	Fair value	Percent of total
Taxable fixed maturities	$6,454	48.8%	$6,722	42.1%	$6,381	49.9%	$6,630	43.0%
Tax-exempt fixed maturities	3,527	26.7	3,579	22.4	3,418	26.7	3,455	22.4
Common equity securities	3,051	23.1	5,453	34.1	2,812	22.0	5,123	33.2
Nonredeemable preferred equity securities	189	1.4	223	1.4	183	1.4	211	1.4
Total	$13,221	100.0%	$15,977	100.0%	$12,794	100.0%	$15,419	100.0%

At March 31, 2017, our consolidated investment portfolio included $1 million of assets for which values are based on prices or valuation techniques that require significant management judgment (Level 3 assets). This represented less than 1 percent of investment portfolio assets measured at fair value. See Item 1, Note 3, Fair Value Measurements, for additional discussion of our valuation techniques. We have generally obtained and evaluated two nonbinding quotes from brokers; then, our investment professionals determined our best estimate of fair value. These investments include private placements, small issues and various thinly traded securities.

In addition to our investment portfolio, the total investments amount reported in our condensed consolidated balance sheets includes Other invested assets. Other invested assets included $30 million of life policy loans, $26 million of private equity investments and $34 million of real estate through direct property ownership and development projects in the United States at March 31, 2017.

Cincinnati Financial Corporation First-Quarter 2017 10-Q

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

In the first three months of 2017, the increase in fair value of our fixed-maturity portfolio was driven by the combination of net purchases of securities and an increase in net unrealized gains primarily reflecting a slight decrease in interest rates. At March 31, 2017, our fixed-maturity portfolio with an average rating of A2/A was valued at 103.2 percent of its amortized cost, compared with 102.9 percent at December 31, 2016.

At March 31, 2017, our investment-grade and noninvestment-grade fixed-maturity securities represented 87.7 percent and 4.2 percent of the portfolio, respectively. The remaining 8.1 percent represented fixed-maturity securities that were not rated by Moody's or S&P Global Ratings.

Attributes of the fixed-maturity portfolio include:

	At March 31, 2017		At December 31, 2016
Weighted average yield-to-amortized cost	4.51%		4.54%
Weighted average maturity	7.3	yrs	7.1	yrs
Effective duration	5.2	yrs	5.0	yrs

We discuss maturities of our fixed-maturity portfolio in our 2016 Annual Report on Form 10-K, Item 8, Note 2, Investments, Page 129, and in this quarterly report Item 2, Investments Results.

Cincinnati Financial Corporation First-Quarter 2017 10-Q

TAXABLE FIXED MATURITIES
Our taxable fixed-maturity portfolio, with a fair value of $6.722 billion at March 31, 2017, included:

(Dollars in millions)	At March 31, 2017	At December 31, 2016
Investment-grade corporate	$5,374	$5,336
Noninvestment-grade corporate	441	445
States, municipalities and political subdivisions	373	373
Commercial mortgage-backed	287	287
Government sponsored enterprises	216	164
United States government	16	10
Foreign government	10	10
Convertibles and bonds with warrants attached	5	5
Total	$6,722	$6,630

Our strategy is to buy, and typically hold, fixed-maturity investments to maturity, but we monitor credit profiles and fair value movements when determining holding periods for individual securities. With the exception of United States agency issues that include government-sponsored enterprises, no individual issuer’s securities accounted for more than 1.2 percent of the taxable fixed-maturity portfolio at March 31, 2017. Our investment-grade corporate bonds had an average rating of Baa2 by Moody’s or BBB+ by S&P Global Ratings and represented 80.0 percent of the taxable fixed-maturity portfolio’s fair value at March 31, 2017, compared with 80.5 percent at year-end 2016.

The heaviest concentration in our investment-grade corporate bond portfolio, based on fair value at
March 31, 2017, was the financial sector. It represented 44.1 percent of our investment-grade corporate bond portfolio, compared with 42.5 percent at year-end 2016. At March 31, 2017, the real estate sector, including commercial mortgage-backed securities, accounted for 14.1 percent, the insurance sector accounted for 11.7 percent and the financial services sector accounted for 10.3 percent. No other sector exceeded 10 percent of our investment-grade corporate bond portfolio.

Most of the $373 million of securities issued by states, municipalities and political subdivisions included in our taxable fixed-maturity portfolio at March 31, 2017, were Build America Bonds.

Our taxable fixed-maturity portfolio at March 31, 2017, included $287 million of commercial mortgage-backed securities with an average rating of Aa1/AA.

Cincinnati Financial Corporation First-Quarter 2017 10-Q

TAX-EXEMPT FIXED MATURITIES
At March 31, 2017, we had $3.579 billion of tax-exempt fixed-maturity securities with an average rating of Aa2/AA by Moody’s and S&P Global Ratings. We traditionally have purchased municipal bonds focusing on general obligation and essential services issues, such as water, waste disposal or others. The portfolio is well diversified among approximately 1,400 municipal bond issuers. No single municipal issuer accounted for more than 0.7 percent of the tax-exempt fixed-maturity portfolio at March 31, 2017.

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

The table below summarizes the effect of hypothetical changes in interest rates on the fair value of the fixed-maturity portfolio:

(Dollars in millions)	Effect from interest rate change in basis points
	-200	-100	-	100	200
At March 31, 2017	$11,390	$10,842	$10,301	$9,769	$9,269
At December 31, 2016	$11,131	$10,603	$10,085	$9,577	$9,094

The effective duration of the fixed-maturity portfolio as of March 31, 2017, was 5.2 years, up from 5.0 years at year-end 2016. The above table is a theoretical presentation showing that an instantaneous, parallel shift in the yield curve of 100 basis points could produce an approximately 5.2 percent change in the fair value of the fixed-maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value are to changes in the general level of interest rates, exclusive of call features. The fair values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.

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

Cincinnati Financial Corporation First-Quarter 2017 10-Q

EQUITY INVESTMENTS
Our equity investments, with a fair value totaling $5.676 billion at March 31, 2017, included $5.453 billion of common stock securities of companies generally with strong indications of paying and growing their dividends. Other criteria we evaluate include increasing sales and earnings, proven management and a favorable outlook. We believe our equity investment style is an appropriate long-term strategy. While our long-term financial position would be affected by prolonged changes in the market valuation of our investments, we believe our strong surplus position and cash flow provide a cushion against short-term fluctuations in valuation. Continued payment of cash dividends by the issuers of our common equity holdings can provide a floor to their valuation.

The table below summarizes the effect of hypothetical changes in market prices on fair value of our equity portfolio.

(Dollars in millions)	Effect from market price change in percent
	-30%	-20%	-10%	—	10%	20%	30%
At March 31, 2017	$3,973	$4,541	$5,108	$5,676	$6,244	$6,811	$7,379
At December 31, 2016	$3,734	$4,267	$4,801	$5,334	$5,867	$6,401	$6,934

At March 31, 2017, Apple Inc. (Nasdaq:AAPL) was our largest single common stock holding with a fair value of $201 million, or 3.7 percent of our publicly traded common stock portfolio and 1.3 percent of the total investment portfolio. Twenty-nine holdings among eight different sectors each had a fair value greater than $100 million.

Common Stock Portfolio Industry Sector Distribution

	Percent of common stock portfolio
	At March 31, 2017		At December 31, 2016
	Cincinnati Financial	S&P 500 Industry Weightings	Cincinnati Financial	S&P 500 Industry Weightings
Sector:
Information technology	17.0%	22.1%	17.6%	20.8%
Financial	14.8	14.4	15.6	14.8
Industrials	14.7	10.1	14.9	10.3
Healthcare	14.0	13.9	12.6	13.6
Consumer discretionary	13.4	12.3	10.4	12.0
Consumer staples	8.7	9.3	10.3	9.4
Energy	7.7	6.6	8.5	7.5
Materials	5.6	2.8	5.8	2.8
Utilities	2.2	3.2	2.2	3.2
Telecomm services	1.9	2.4	2.1	2.7
Real Estate	—	2.9	—	2.9
Total	100.0%	100.0%	100.0%	100.0%

Cincinnati Financial Corporation First-Quarter 2017 10-Q

UNREALIZED INVESTMENT GAINS AND LOSSES
At March 31, 2017, unrealized investment gains before taxes for the consolidated investment portfolio totaled
$2.823 billion and unrealized investment losses amounted to $67 million.

The net unrealized investment gains at March 31, 2017, consisted of a pretax net gain position in our fixed-maturity portfolio of $320 million and a net gain position in our equity portfolio of $2.436 billion. The net gain position in our fixed-maturity portfolio increased in the first three months of 2017 primarily due to slight declines in both interest rates and corporate credit spreads. The net gain position for our current fixed-maturity holdings will naturally decline over time as individual securities mature. In addition, changes in interest rates can cause rapid, significant changes in fair values of fixed-maturity securities and the net gain position, as discussed in Quantitative and Qualitative Disclosures About Market Risk. Events or factors such as economic growth or recession can also affect the fair value of our equity securities. The seven largest contributors to our common stock portfolio net gain position were JP Morgan Chase (NYSE:JPM), Honeywell International Inc. (NYSE:HON), Apple Inc., Hasbro Inc. (Nasdaq:HAS), Microsoft Corporation (Nasdaq:MSFT), Exxon Mobil Corporation (NYSE:XOM) and Johnson & Johnson (NYSE:JNJ), which had a combined gross unrealized gain position of $760 million.

Unrealized Investment Losses
We expect the number of securities trading below amortized cost to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, amortized costs for some securities are revised through OTTI recognized in prior periods. At March 31, 2017, 638 of the 3,352 securities we owned had fair values below amortized cost, compared with 784 of the 3,315 securities we owned at year-end 2016. The 638 holdings with fair values below cost or amortized cost at March 31, 2017, represented 11.8 percent of the fair value of our investment portfolio and $67 million in unrealized losses.

•
622 of the 638 holdings had fair value between 90 percent and 100 percent of amortized cost at March 31, 2017. Four of these 622 holdings are equity securities that may be subject to OTTI charges taken through earnings should they not recover by the recovery dates we determined. The fair value of these four equity securities was $237 million, and they accounted for $8 million in unrealized losses. The remaining 618 securities primarily consist of fixed-maturity securities whose current valuation is largely the result of interest rate factors. The fair value of these 618 securities was $1.608 billion, and they accounted for $51 million in unrealized losses.

•
15 of the 638 holdings had fair value between 70 percent and 90 percent of amortized cost at March 31, 2017. Two of these 15 holdings were equity securities that may be subject to OTTI charges taken through earnings should they not recover by the dates we determined. The fair value of these equity securities was $3 million, and they accounted for $1 million in unrealized losses. We believe the remaining 13 fixed-maturity securities will continue to pay interest and ultimately pay principal upon maturity. The issuers of these 13 securities have strong cash flow to service their debt and meet their contractual obligation to make principal payments. The fair value of these securities was $39 million, and they accounted for $6 million in unrealized losses.

•
One holding had fair value below 70 percent of amortized cost at March 31, 2017. It is a fixed-maturity security whose current valuation is largely the result of interest rate factors. The fair value of this security was $1 million, and it accounted for less than $1 million in unrealized losses.

Cincinnati Financial Corporation First-Quarter 2017 10-Q

The table below reviews fair values and unrealized losses by investment category and by the overall duration of the securities’ continuous unrealized loss position.

(Dollars in millions)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	fair	unrealized
At March 31, 2017	value	losses	value	losses	value	losses
Fixed maturity securities:
Corporate	$381	$10	$136	$7	$517	$17
States, municipalities and political subdivisions	883	37	—	—	883	37
Commercial mortgage-backed securities	75	1	2	—	77	1
Government-sponsored enterprises	165	3	—	—	165	3
United States government	6	—	—	—	6	—
Subtotal	1,510	51	138	7	1,648	58
Equity securities:
Common equities	236	9	4	—	240	9
Subtotal	236	9	4	—	240	9
Total	$1,746	$60	$142	$7	$1,888	$67
At December 31, 2016
Fixed maturity securities:
Corporate	$733	$15	$189	$11	$922	$26
States, municipalities and political subdivisions	989	42	—	—	989	42
Commercial mortgage-backed	89	2	2	—	91	2
Government-sponsored enterprises	155	3	—	—	155	3
United States government	6	—	—	—	6	—
Subtotal	1,972	62	191	11	2,163	73
Equity securities:
Common equities	103	9	—	—	103	9
Nonredeemable preferred equities	4	—	—	—	4	—
Subtotal	107	9	—	—	107	9
Total	$2,079	$71	$191	$11	$2,270	$82

At March 31, 2017, 22 fixed-maturity securities with a total unrealized loss of $7 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity security had a fair value below 70 percent of amortized cost; one fixed-maturity security with a fair value of $3 million had a fair value from 70 percent to less than 90 percent of amortized cost and accounted for $1 million in unrealized losses; and 21 fixed-maturity securities with a fair value of $135 million had fair values from 90 percent to less than 100 percent of amortized cost and accounted for $6 million in unrealized losses.

At March 31, 2017, one equity security with a fair value of $4 million had been in an unrealized loss position for 12 months or more and accounted for less than $1 million in unrealized losses.

At March 31, 2017, applying our invested asset impairment policy, we determined that the total of $7 million, for securities in an unrealized loss position for 12 months or more in the table above, was not other-than-temporarily impaired.

Cincinnati Financial Corporation First-Quarter 2017 10-Q

During the first three months of 2017, no securities were written down through an impairment charge. During the first three months of 2016, two securities were written down resulting in $2 million in OTTI charges.

During full-year 2016, we wrote down 4 securities and recorded $2 million in OTTI charges. At December 31, 2016, 32 fixed-maturity investments with a total unrealized loss of $11 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity investments had fair values below 70 percent of amortized cost. There were no equity security investments in an unrealized loss position for 12 months or more as of December 31, 2016.

Cincinnati Financial Corporation First-Quarter 2017 10-Q

The following table summarizes the investment portfolio by severity of decline:

(Dollars in millions)	Number of issues	Cost or amortized cost	Fair value	Gross unrealized gain (loss)	Gross investment income
At March 31, 2017
Taxable fixed maturities:
Fair valued below 70% of amortized cost	1	$1	$1	$—	$—
Fair valued at 70% to less than 100% of amortized cost	235	860	836	(24)	7
Fair valued at 100% and above of amortized cost	1,244	5,593	5,885	292	73
Investment income on securities sold in current year	—	—	—	—	2
Total	1,480	6,454	6,722	268	82
Tax-exempt fixed maturities:
Fair valued below 70% of amortized cost	—	—	—	—	—
Fair valued at 70% to less than 100% of amortized cost	396	845	811	(34)	6
Fair valued at 100% and above of amortized cost	1,375	2,682	2,768	86	23
Investment income on securities sold in current year	—	—	—	—	—
Total	1,771	3,527	3,579	52	29
Common equities:
Fair valued below 70% of cost	—	—	—	—	—
Fair valued at 70% to less than 100% of cost	6	249	240	(9)	2
Fair valued at 100% and above of cost	62	2,802	5,213	2,411	33
Investment income on securities sold in current year	—	—	—	—	2
Total	68	3,051	5,453	2,402	37
Nonredeemable preferred equities:
Fair valued below 70% of cost	—	—	—	—	—
Fair valued at 70% to less than 100% of cost	—	—	—	—	—
Fair valued at 100% and above of cost	33	189	223	34	3
Investment income on securities sold in current year	—	—	—	—	—
Total	33	189	223	34	3
Portfolio summary:
Fair valued below 70% of cost or amortized cost	1	1	1	—	—
Fair valued at 70% to less than 100% of cost or amortized cost	637	1,954	1,887	(67)	15
Fair valued at 100% and above of cost or amortized cost	2,714	11,266	14,089	2,823	132
Investment income on securities sold in current year	—	—	—	—	4
Total	3,352	$13,221	$15,977	$2,756	$151

At December 31, 2016
Portfolio summary:
Fair valued below 70% of cost or amortized cost	—	$—	$—	$—	$—
Fair valued at 70% to less than 100% of cost or amortized cost	784	2,352	2,270	(82)	62
Fair valued at 100% and above of cost or amortized cost	2,531	10,442	13,149	2,707	501
Investment income on securities sold in current year	—	—	—	—	38
Total	3,315	$12,794	$15,419	$2,625	$601

See our 2016 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Asset Impairment, Page 53.

Cincinnati Financial Corporation First-Quarter 2017 10-Q

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures – The company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)).

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company’s management, with the participation of the company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of March 31, 2017. Based upon that evaluation, the company’s chief executive officer and chief financial officer concluded that the design and operation of the company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure:

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

Changes in Internal Control over Financial Reporting – During the three months ended March 31, 2017, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information
Item 1.    Legal Proceedings
Neither the company nor any of our subsidiaries are involved in any litigation believed to be material other than ordinary, routine litigation incidental to the nature of our business.

Item 1A.    Risk Factors
Our risk factors have not changed materially since they were described in our 2016 Annual Report on Form 10-K filed February 24, 2017.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any of our shares that were not registered under the Securities Act during the first three months of 2017. Our repurchase program was expanded on October 22, 2007, to increase our repurchase authorization to approximately 13 million shares. Our repurchase program does not have an expiration date. We have 3,342,065 shares available for purchase under our programs at March 31, 2017.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1-31, 2017	—	—	—	3,542,065
February 1-28, 2017	—	—	—	3,542,065
March 1-31, 2017	200,000	73.35	200,000	3,342,065
Totals	200,000	73.35	200,000

Cincinnati Financial Corporation First-Quarter 2017 10-Q

Item 6.    Exhibits

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of Cincinnati Financial Corporation (incorporated by reference to the company’s 2010 Annual Report on Form 10-K dated February 25, 2011, Exhibit 3.1)
3.2
Amendment to Amended and Restated Articles of Incorporation of Cincinnati Financial Corporation (incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, Exhibit 3.2) (File No. 000-04604)

3.3
Regulations of Cincinnati Financial Corporation, as amended through May 1, 2010 (incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, Exhibit 3.2)

10.1
Form of Incentive Compensation Agreement for the Cincinnati Financial Corporation Incentive Compensation Plan of 2009 (as amended January 1, 2014) (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated January 30, 2017)

10.2
Form of Incentive Stock Option Agreement for the Cincinnati Financial Corporation 2012 Stock Compensation Plan (incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated January 30, 2017)

10.3
Form of Nonqualified Stock Option Agreement for the Cincinnati Financial Corporation 2012 Stock Compensation Plan (incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated January 30, 2017)

10.4
Form of Restricted Stock Unit Agreement (service based/cliff) for the Cincinnati Financial Corporation 2012 Stock Compensation Plan (incorporated by reference to Exhibit 10.4 filed with the company’s Current Report on Form 8-K dated January 30, 2017)

10.5
Form of Restricted Stock Unit Agreement (service based/ratable) for the Cincinnati Financial Corporation 2012 Stock Compensation Plan (incorporated by reference to Exhibit 10.5 filed with the company’s Current Report on Form 8-K dated January 30, 2017)

10.6
Form of Restricted Stock Unit Agreement (performance-based) for the Cincinnati Financial Corporation 2012 Stock Compensation Plan (incorporated by reference to Exhibit 10.6 filed with the company’s Current Report on Form 8-K dated January 30, 2017)

10.7
Form of Incentive Stock Option Agreement for the Cincinnati Financial Corporation 2016 Stock Compensation Plan (incorporated by reference to Exhibit 10.7 filed with the company’s Current Report on Form 8-K dated January 30, 2017)

10.8
Form of Nonqualified Stock Option Agreement for the Cincinnati Financial Corporation 2016 Stock Compensation Plan (incorporated by reference to Exhibit 10.8 filed with the company’s Current Report on Form 8-K dated January 30, 2017)

10.9
Form of Restricted Stock Unit Agreement (service based/cliff) for the Cincinnati Financial Corporation 2016 Stock Compensation Plan (incorporated by reference to Exhibit 10.9 filed with the company’s Current Report on Form 8-K dated January 30, 2017)

10.10
Form of Restricted Stock Unit Agreement (service based/ratable) for the Cincinnati Financial Corporation 2016 Stock Compensation Plan (incorporated by reference to Exhibit 10.10 filed with the company’s Current Report on Form 8-K dated January 30, 2017)

10.11
Form of Restricted Stock Unit Agreement (performance based) for the Cincinnati Financial Corporation 2016 Stock Compensation Plan (incorporated by reference to Exhibit 10.11 filed with the company’s Current Report on Form 8-K dated January 30, 2017)

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

Cincinnati Financial Corporation First-Quarter 2017 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINCINNATI FINANCIAL CORPORATION
Date: April 26, 2017

/S/ Michael J. Sewell
Michael J. Sewell, CPA
Chief Financial Officer, Senior Vice President and Treasurer
(Principal Accounting Officer)

Cincinnati Financial Corporation First-Quarter 2017 10-Q