Form 10-Q
period 2017-06-30
CINCINNATI FINANCIAL CORP
filed 2017-08-02
CIK 20286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)
☑        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2017.

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
☐Yes ☑ No

As of July 28, 2017, there were 163,982,422 shares of common stock outstanding.

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2017

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

Part I – Financial Information
Item 1.    Financial Statements (unaudited)

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

(Dollars in millions except per share data)	June 30,	December 31,
	2017	2016
Assets
Investments
Fixed maturities, at fair value (amortized cost: 2017—$10,106; 2016—$9,799)	$10,502	$10,085
Equity securities, at fair value (cost: 2017—$3,218; 2016—$2,995)	5,799	5,334
Other invested assets	93	81
Total investments	16,394	15,500
Cash and cash equivalents	606	777
Investment income receivable	130	134
Finance receivable	54	51
Premiums receivable	1,651	1,533
Reinsurance recoverable	532	545
Prepaid reinsurance premiums	48	62
Deferred policy acquisition costs	678	637
Land, building and equipment, net, for company use (accumulated depreciation: 2017—$245; 2016—$237)	184	183
Other assets	171	198
Separate accounts	790	766
Total assets	$21,238	$20,386

Liabilities
Insurance reserves
Loss and loss expense reserves	$5,281	$5,085
Life policy and investment contract reserves	2,702	2,671
Unearned premiums	2,461	2,307
Other liabilities	767	786
Deferred income tax	1,021	865
Note payable	17	20
Long-term debt and capital lease obligations	826	826
Separate accounts	790	766
Total liabilities	13,865	13,326

Commitments and contingent liabilities (Note 12)

Shareholders' Equity
Common stock, par value—$2 per share; (authorized: 2017 and 2016—500 million shares; issued: 2017 and 2016—198.3 million shares)	397	397
Paid-in capital	1,249	1,252
Retained earnings	5,174	5,037
Accumulated other comprehensive income	1,925	1,693
Treasury stock at cost (2017—34.4 million shares and 2016—33.9 million shares)	(1,372)	(1,319)
Total shareholders' equity	7,373	7,060
Total liabilities and shareholders' equity	$21,238	$20,386

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Income

(Dollars in millions except per share data)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues
Earned premiums	$1,241	$1,173	$2,449	$2,327
Investment income, net of expenses	151	149	300	294
Realized investment gains and losses, net	(11)	44	149	105
Fee revenues	4	3	9	6
Other revenues	1	2	2	3
Total revenues	1,386	1,371	2,909	2,735
Benefits and Expenses
Insurance losses and contract holders' benefits	854	821	1,707	1,545
Underwriting, acquisition and insurance expenses	387	366	764	726
Interest expense	13	13	26	26
Other operating expenses	4	5	8	7
Total benefits and expenses	1,258	1,205	2,505	2,304
Income Before Income Taxes	128	166	404	431
Provision (Benefit) for Income Taxes
Current	31	48	71	113
Deferred	(3)	(5)	32	7
Total provision for income taxes	28	43	103	120
Net Income	$100	$123	$301	$311
Per Common Share
Net income—basic	$0.61	$0.75	$1.83	$1.89
Net income—diluted	0.60	0.74	1.81	1.87

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net Income	$100	$123	$301	$311
Other Comprehensive Income
Change in unrealized gains and losses on investments, net of tax of $77, $103, $123 and $203, respectively	144	186	229	376
Amortization of pension actuarial gains and losses and prior service cost, net of tax of $0, $0, $0 and $1, respectively	—	1	1	1
Change in life deferred acquisition costs, life policy reserves and other, net of tax of $0, $(3), $1 and $(4), respectively	1	(4)	2	(7)
Other comprehensive income	145	183	232	370
Comprehensive Income	$245	$306	$533	$681

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity

(Dollars in millions)	Six months ended June 30,
	2017	2016
Common Stock
Beginning of year	$397	$397
Share-based awards	—	—
End of period	397	397

Paid-In Capital
Beginning of year	1,252	1,232
Share-based awards	(18)	(10)
Share-based compensation	14	13
Other	1	2
End of period	1,249	1,237

Retained Earnings
Beginning of year	5,037	4,762
Net income	301	311
Dividends declared	(164)	(158)
End of period	5,174	4,915

Accumulated Other Comprehensive Income
Beginning of year	1,693	1,344
Other comprehensive income	232	370
End of period	1,925	1,714

Treasury Stock
Beginning of year	(1,319)	(1,308)
Share-based awards	19	23
Shares acquired - share repurchase authorization	(70)	(2)
Shares acquired - share-based compensation plans	(4)	(7)
Other	2	2
End of period	(1,372)	(1,292)

Total Shareholders' Equity	$7,373	$6,971

(In millions)
Common Stock - Shares Outstanding
Beginning of year	164.4	163.9
Share-based awards	0.6	0.7
Shares acquired - share repurchase authorization	(1.0)	0.0
Shares acquired - share-based compensation plans	(0.1)	(0.1)
End of period	163.9	164.5

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

(Dollars in millions)	Six months ended June 30,
	2017	2016
Cash Flows From Operating Activities
Net income	$301	$311
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27	24
Realized investment gains, net	(149)	(105)
Share-based compensation	14	13
Interest credited to contract holders'	24	25
Deferred income tax expense	32	7
Changes in:
Investment income receivable	4	3
Premiums and reinsurance receivable	(91)	(132)
Deferred policy acquisition costs	(45)	(26)
Other assets	(37)	(39)
Loss and loss expense reserves	196	252
Life policy reserves	50	50
Unearned premiums	154	148
Other liabilities	(82)	(33)
Current income tax receivable/payable	47	1
Net cash provided by operating activities	445	499
Cash Flows From Investing Activities
Sale of fixed maturities	12	15
Call or maturity of fixed maturities	540	820
Sale of equity securities	288	208
Purchase of fixed maturities	(802)	(975)
Purchase of equity securities	(352)	(360)
Investment in finance receivables	(14)	(10)
Collection of finance receivables	11	15
Investment in buildings and equipment, net	(9)	(7)
Change in other invested assets, net	(7)	(13)
Net cash used in investing activities	(333)	(307)
Cash Flows From Financing Activities
Payment of cash dividends to shareholders	(158)	(151)
Shares acquired - share repurchase authorization	(70)	(2)
Payments of note payable	(3)	(7)
Proceeds from stock options exercised	8	13
Contract holders' funds deposited	42	50
Contract holders' funds withdrawn	(83)	(77)
Excess tax benefits on share-based compensation	—	2
Other	(19)	(17)
Net cash used in financing activities	(283)	(189)
Net change in cash and cash equivalents	(171)	3
Cash and cash equivalents at beginning of year	777	544
Cash and cash equivalents at end of period	$606	$547
Supplemental Disclosures of Cash Flow Information:
Interest paid	$26	$26
Income taxes paid	23	110
Noncash Activities
Conversion of securities	$5	$3
Equipment acquired under capital lease obligations	6	12
Cashless exercise of stock options	4	7
Other assets and other liabilities	70	—

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

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

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Our actual results could differ from those estimates. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted.

Our June 30, 2017, condensed consolidated financial statements are unaudited. Certain financial information that is included in annual financial statements prepared in accordance with GAAP is not required for interim reporting and has been condensed or omitted. We believe that we have made all adjustments, consisting only of normal recurring accruals, that are necessary for fair presentation. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our 2016 Annual Report on Form 10-K. The results of operations for interim periods do not necessarily indicate results to be expected for the full year.

Adopted Accounting Updates

ASU 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-07, Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. ASU 2016-07 eliminates the requirement to retroactively adjust an investment, results of operations, and retained earnings once an investment qualifies for use of the equity method. It requires the equity method investor to add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting without retroactive adjustment. The effective date of ASU 2016-07 was for interim and annual reporting periods beginning after December 15, 2016, and was applied prospectively. The company adopted this ASU effective January 1, 2017, and it did not have a material impact on our company's consolidated financial position, cash flows or results of operations.

ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting
In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The effective date of ASU 2016-09 was for interim and annual reporting periods beginning after December 15, 2016. The recognition and classification of the excess tax benefit provisions were applied prospectively in the results of operations and statement of cash flows. This adoption resulted in excess tax benefits of $6 million, which reduced our current provision for income taxes in our results of operations for both the three and six months ended June 30, 2017, respectively. The statutory tax withholding classification, which are cash payments made to taxing authorities for shares withheld, were applied retrospectively and reclassified the statutory tax withholding requirements in the statement of cash flows from Other liabilities in operating activities to Other in financing activities. This statutory tax withholding reclassification resulted in $12 million and $9 million being included in financing activities for the six months ended June 30, 2017 and 2016, respectively. There were no cumulative effect adjustments upon adoption of this ASU.

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

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

Insurance contracts do not fall within the scope of this ASU. The effective date of ASU 2014-09 is for interim and annual reporting periods beginning after December 15, 2017. The ASU has not yet been adopted and will not have a material impact on our company’s financial position, cash flows or results of operations.

ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 revises the accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. Our results of operations will be impacted as changes in fair value of equity securities will be reported in net income instead of reported in other comprehensive income. The effective date of ASU 2016-01 is for interim and annual reporting periods beginning after December 15, 2017 and will be applied prospectively. The ASU has not yet been adopted. Had we adopted this ASU on June 30, 2017, $1.677 billion of after-tax unrealized gains on equity securities would have been reclassified from accumulated other comprehensive income to retained earnings. The actual amount reclassified upon adoption will vary depending on the future changes in fair value of our equity portfolio.

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

ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities
In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. ASU 2017-08 amends guidance on the

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

amortization period of premiums on certain purchased callable debt securities. The amendments shorten the amortization period of premiums on certain purchased callable debt securities to the earliest call date. The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment to beginning retained earnings. The effective date of ASU 2017-08 is for interim and annual reporting periods beginning after December 15, 2018. The ASU has not yet been adopted. Management is currently evaluating the impact on our company's consolidated financial position, cash flows or results of operations.

ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The amendment should be applied on a prospective basis. The effective date of ASU 2017-09 is for interim and annual reporting periods, beginning after December 15, 2017. The ASU has not yet been adopted; however, it will not have a material impact on our company's consolidated financial position, cash flows or results of operations upon adoption.

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

NOTE 2 – Investments
The following table provides cost or amortized cost, gross unrealized gains, gross unrealized losses and fair value for our fixed-maturity and equity securities:

(Dollars in millions)	Cost or amortized cost
		Gross unrealized		Fair value
At June 30, 2017		gains	losses
Fixed maturity securities:
Corporate	$5,530	$281	$14	$5,797
States, municipalities and political subdivisions	4,029	142	17	4,154
Commercial mortgage-backed	282	8	1	289
Government-sponsored enterprises	235	—	3	232
United States government	15	—	—	15
Foreign government	10	—	—	10
Convertibles and bonds with warrants attached	5	—	—	5
Subtotal	10,106	431	35	10,502
Equity securities:
Common equities	3,038	2,559	16	5,581
Nonredeemable preferred equities	180	38	—	218
Subtotal	3,218	2,597	16	5,799
Total	$13,324	$3,028	$51	$16,301
At December 31, 2016
Fixed maturity securities:
Corporate	$5,555	$252	$26	$5,781
States, municipalities and political subdivisions	3,770	100	42	3,828
Commercial mortgage-backed	282	7	2	287
Government-sponsored enterprises	167	—	3	164
United States government	10	—	—	10
Foreign government	10	—	—	10
Convertibles and bonds with warrants attached	5	—	—	5
Subtotal	9,799	359	73	10,085
Equity securities:
Common equities	2,812	2,320	9	5,123
Nonredeemable preferred equities	183	28	—	211
Subtotal	2,995	2,348	9	5,334
Total	$12,794	$2,707	$82	$15,419

The net unrealized investment gains in our fixed-maturity portfolio at June 30, 2017, are primarily the result of the continued low interest rate environment that increased the fair value of our fixed-maturity portfolio. Our commercial mortgage-backed securities had an average rating of Aa1/AA at June 30, 2017 and December 31, 2016. At June 30, 2017, the seven largest unrealized investment gains in our common stock portfolio are from Honeywell International Incorporated (NYSE:HON), JP Morgan Chase & Co. (NYSE:JPM), Hasbro Inc. (Nasdaq:HAS), Blackrock Inc. (Nasdaq: BLK), Apple Inc. (Nasdaq:AAPL), Johnson & Johnson (NYSE:JNJ) and Microsoft Corporation (Nasdaq: MSFT), which had a combined gross unrealized gain of $829 million. At June 30, 2017, JP Morgan Chase & Co. was our largest single equity holding with a fair value of $206 million, which was 3.7 percent of our publicly traded common equities portfolio and 1.3 percent of the total investment portfolio.

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

The table below provides fair values and gross unrealized losses by investment category and by the duration of the securities’ continuous unrealized loss positions:

(Dollars in millions)	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
At June 30, 2017
Fixed maturity securities:
Corporate	$290	$8	$136	$6	$426	$14
States, municipalities and political subdivisions	665	17	2	—	667	17
Commercial mortgage-backed securities	53	1	3	—	56	1
Government-sponsored enterprises	190	3	—	—	190	3
United States government	7	—	—	—	7	—
Subtotal	1,205	29	141	6	1,346	35
Equity securities:
Common equities	354	16	—	—	354	16
Subtotal	354	16	—	—	354	16
Total	$1,559	$45	$141	$6	$1,700	$51
At December 31, 2016
Fixed maturity securities:
Corporate	$733	$15	$189	$11	$922	$26
States, municipalities and political subdivisions	989	42	—	—	989	42
Commercial mortgage-backed	89	2	2	—	91	2
Government-sponsored enterprises	155	3	—	—	155	3
United States government	6	—	—	—	6	—
Subtotal	1,972	62	191	11	2,163	73
Equity securities:
Common equities	103	9	—	—	103	9
Nonredeemable preferred equities	4	—	—	—	4	—
Subtotal	107	9	—	—	107	9
Total	$2,079	$71	$191	$11	$2,270	$82

Contractual maturity dates for fixed-maturity investments were:

(Dollars in millions)	Amortized cost	Fair value	% of fair value
At June 30, 2017
Maturity dates:
Due in one year or less	$699	$714	6.8%
Due after one year through five years	2,690	2,830	26.9
Due after five years through ten years	3,822	3,970	37.8
Due after ten years	2,895	2,988	28.5
Total	$10,106	$10,502	100.0%

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

The following table provides investment income, realized investment gains and losses, the change in unrealized investment gains and losses:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Investment income:
Interest	$111	$110	$222	$219
Dividends	42	41	81	78
Other	1	—	2	1
Total	154	151	305	298
Less investment expenses	3	2	5	4
Total	$151	$149	$300	$294

Realized investment gains and losses:
Fixed maturities:
Gross realized gains	$3	$4	$13	$7
Gross realized losses	—	—	—	(1)
Other-than-temporary impairments	(6)	—	(6)	(2)
Equity securities:
Gross realized gains	6	38	159	100
Gross realized losses	(10)	—	(14)	(1)
Other-than-temporary impairments	(3)	—	(3)	—
Other	(1)	2	—	2
Total	$(11)	$44	$149	$105

Change in unrealized investment gains and losses:
Fixed maturities	$76	$178	$110	$294
Equity securities	145	111	242	285
Income tax (provision) benefit	(77)	(103)	(123)	(203)
Total	$144	$186	$229	$376

During the three and six months ended June 30, 2017, there were five equity securities and one fixed-maturity security other-than-temporarily impaired. There were no credit losses on fixed-maturity securities for which a portion of other-than-temporary impairment (OTTI) has been recognized in other comprehensive income for the three and six months ended June 30, 2017 and 2016.

At June 30, 2017, 23 fixed-maturity investments with a total unrealized loss of $6 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity investment had a fair value below 70 percent of amortized cost. At June 30, 2017, no equity investment had been in an unrealized loss position for 12 months or more. There were no equity investments with a fair value below 70 percent of amortized cost. At December 31, 2016, 32 fixed-maturity investments with a total unrealized loss of $11 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity investments had fair values below 70 percent of amortized cost. There were no equity security investments in an unrealized loss position for 12 months or more as of December 31, 2016. There were no equity investments with a fair value below 70 percent of amortized cost at December 31, 2016.

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

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

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

Fair Value Disclosures for Assets
The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis at June 30, 2017, and December 31, 2016. We do not have any material liabilities carried at fair value. There were no transfers between Level 1 and Level 2.

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At June 30, 2017
Fixed maturities, available for sale:
Corporate	$—	$5,796	$1	$5,797
States, municipalities and political subdivisions	—	4,149	5	4,154
Commercial mortgage-backed	—	289	—	289
Government-sponsored enterprises	—	232	—	232
United States government	15	—	—	15
Foreign government	—	10	—	10
Convertibles and bonds with warrants attached	—	5	—	5
Subtotal	15	10,481	6	10,502
Common equities, available for sale	5,581	—	—	5,581
Nonredeemable preferred equities, available for sale	—	218	—	218
Separate accounts taxable fixed maturities	—	770	—	770
Top Hat savings plan mutual funds and common equity (included in Other assets)	28	—	—	28
Total	$5,624	$11,469	$6	$17,099

At December 31, 2016
Fixed maturities, available for sale:
Corporate	$—	$5,703	$78	$5,781
States, municipalities and political subdivisions	—	3,828	—	3,828
Commercial mortgage-backed	—	287	—	287
Government-sponsored enterprises	—	164	—	164
United States government	10	—	—	10
Foreign government	—	10	—	10
Convertibles and bonds with warrants attached	—	5	—	5
Subtotal	10	9,997	78	10,085
Common equities, available for sale	5,123	—	—	5,123
Nonredeemable preferred equities, available for sale	—	211	—	211
Separate accounts taxable fixed maturities	—	750	—	750
Top Hat savings plan mutual funds and common equity (included in Other assets)	24	—	—	24
Total	$5,157	$10,958	$78	$16,193

Each financial instrument that was deemed to have significant unobservable inputs when determining valuation is identified in the following tables by security type with a summary of changes in fair value as of June 30, 2017. Total Level 3 assets continue to be less than 1 percent of financial assets measured at fair value in the condensed consolidated balance sheets. Assets presented in the table below were valued based primarily on broker/dealer quotes for which there is a lack of transparency as to inputs used to develop the valuations. Transfers out of Level 3 included situations where a broker quote was used without observable inputs or data that could be corroborated by our pricing vendors in the prior period and significant other observable inputs were identified in the current period. The quantitative detail of these unobservable inputs is neither provided nor reasonably available to us.

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

The following table provides the change in Level 3 assets for the three months ended June 30:

(Dollars in millions)	Asset fair value measurements using significant unobservable inputs (Level 3)
	Corporate fixed maturities	Taxable fixed maturities - separate accounts	States, municipalities and political subdivisions fixed maturities	Nonredeemable preferred equities	Total
Beginning balance, April 1, 2017	$1	$—	$—	$—	$1
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—	—
Included in other comprehensive income	—	—	—	—	—
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Transfers into Level 3	—	—	5	—	5
Transfers out of Level 3	—	—	—	—	—
Ending balance, June 30, 2017	$1	$—	$5	$—	$6

Beginning balance, April 1, 2016	$51	$1	$—	$2	$54
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—	—
Included in other comprehensive income	—	—	—	—	—
Purchases	17	—	—	—	17
Sales	—	—	—	(2)	(2)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	(16)	—	—	—	(16)
Ending balance, June 30, 2016	$52	$1	$—	$—	$53

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

The following table provides the change in Level 3 assets for the six months ended June 30:

(Dollars in millions)	Asset fair value measurements using significant unobservable inputs
	Corporate fixed maturities	Taxable fixed maturities - separate accounts	States, municipalities and political subdivisions fixed maturities	Nonredeemable preferred equities	Total
Beginning balance, January 1, 2017	$78	$—	$—	$—	$78
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—	—
Included in other comprehensive income	—	—	—	—	—
Purchases	—	—	5	—	5
Sales	—	—	—	—	—
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	(77)	—	—	—	(77)
Ending balance, June 30, 2017	$1	$—	$5	$—	$6

Beginning balance, January 1, 2016	$51	$1	$—	$3	$55
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—	—
Included in other comprehensive income	—	—	—	(1)	(1)
Purchases	22	—	—	—	22
Sales	—	—	—	(2)	(2)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	(21)	—	—	—	(21)
Ending balance, June 30, 2016	$52	$1	$—	$—	$53

Additional disclosures for the Level 3 category are not material.

Fair Value Disclosures for Assets and Liabilities Not Carried at Fair Value

The disclosures below are presented to provide information about the effects of current market conditions on financial instruments that are not reported at fair value in our condensed consolidated financial statements.

This table summarizes the book value and principal amounts of our long-term debt:

(Dollars in millions)			Book value		Principal amount
Interest rate	Year of issue		June 30,	December 31,	June 30,	December 31,
			2017	2016	2017	2016
6.900%	1998	Senior debentures, due 2028	$26	$26	$28	$28
6.920%	2005	Senior debentures, due 2028	391	391	391	391
6.125%	2004	Senior notes, due 2034	370	370	374	374
		Total	$787	$787	$793	$793

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

The following table shows fair values of our note payable and long-term debt:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At June 30, 2017
Note payable	$—	$17	$—	$17
6.900% senior debentures, due 2028	—	34	—	34
6.920% senior debentures, due 2028	—	506	—	506
6.125% senior notes, due 2034	—	458	—	458
Total	$—	$1,015	$—	$1,015

At December 31, 2016
Note payable	$—	$20	$—	$20
6.900% senior debentures, due 2028	—	33	—	33
6.920% senior debentures, due 2028	—	488	—	488
6.125% senior notes, due 2034	—	435	—	435
Total	$—	$976	$—	$976

The following table shows the fair value of our life policy loans included in other invested assets:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At June 30, 2017
Life policy loans	$—	$—	$41	$41

At December 31, 2016
Life policy loans	$—	$—	$40	$40

Outstanding principal and interest for these life policy loans totaled $31 million at June 30, 2017 and December 31, 2016.

The following table shows fair values of our deferred annuities and structured settlements included in life policy and investment contract reserves:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At June 30, 2017
Deferred annuities	$—	$—	$846	$846
Structured settlements	—	206	—	206
Total	$—	$206	$846	$1,052

At December 31, 2016
Deferred annuities	$—	$—	$839	$839
Structured settlements	—	206	—	206
Total	$—	$206	$839	$1,045

Recorded reserves for the deferred annuities were $851 million and $861 million at June 30, 2017, and December 31, 2016, respectively. Recorded reserves for the structured settlements were $164 million and $170 million at June 30, 2017, and December 31, 2016, respectively.

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

NOTE 4 – Property Casualty Loss and Loss Expenses
This table summarizes activity for our consolidated property casualty loss and loss expense reserves:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Gross loss and loss expense reserves, beginning of period	$5,128	$4,750	$5,035	$4,660
Less reinsurance recoverable	297	272	298	281
Net loss and loss expense reserves, beginning of period	4,831	4,478	4,737	4,379
Net incurred loss and loss expenses related to:
Current accident year	832	808	1,658	1,531
Prior accident years	(38)	(49)	(76)	(111)
Total incurred	794	759	1,582	1,420
Net paid loss and loss expenses related to:
Current accident year	373	328	558	474
Prior accident years	322	301	831	717
Total paid	695	629	1,389	1,191
Net loss and loss expense reserves, end of period	4,930	4,608	4,930	4,608
Plus reinsurance recoverable	283	310	283	310
Gross loss and loss expense reserves, end of period	$5,213	$4,918	$5,213	$4,918

We use actuarial methods, models and judgment to estimate, as of a financial statement date, the property casualty loss and loss expense reserves required to pay for and settle all outstanding insured claims, including incurred but not reported (IBNR) claims, as of that date. The actuarial estimate is subject to review and adjustment by an inter-departmental committee that includes actuarial, claims, underwriting, loss prevention and accounting management. This committee is familiar with relevant company and industry business, claims and underwriting trends, as well as general economic and legal trends that could affect future loss and loss expense payments. The amount we will actually have to pay for claims can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate. The reserve for loss and loss expenses in the condensed consolidated balance sheets also included $68 million at June 30, 2017, and
$52 million at June 30, 2016, for certain life and health loss and loss expense reserves.

For the three months ended June 30, 2017, we experienced $38 million of favorable development on prior accident years, including $26 million of favorable development in commercial lines, $3 million of favorable development in personal lines and $9 million of favorable development in excess and surplus lines. This included $3 million from favorable development of catastrophe losses for the three months ended June 30, 2017. For the three months ended June 30, 2017, we recognized favorable reserve development of $12 million for the workers' compensation line, $7 million for the commercial casualty line, $5 million for the commercial property line and $11 million for the other commercial lines due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. For the three months ended June 30, 2017, we recognized unfavorable reserve development of $9 million for the commercial auto line.

For the six months ended June 30, 2017, we experienced $76 million of favorable development on prior accident years, including $37 million of favorable development in commercial lines, $13 million of favorable development in personal lines, $22 million of favorable development in excess and surplus lines and $4 million of favorable development in our reinsurance assumed operations. This included $14 million from favorable development of catastrophe losses for the six months ended June 30, 2017. For the six months ended June 30, 2017, we recognized favorable reserve development of $31 million for the workers' compensation line, $15 million for the commercial property line and $19 million for the other commercial lines due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. For the six months ended June 30, 2017, we recognized unfavorable reserve development of $20 million for the commercial auto line and $8 million for the commercial casualty line. Commercial auto developed unfavorably due to higher loss cost effects in recent accident years,

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

resulting in an increase of our reserve estimate for claims that have not yet been settled. The unfavorable reserve development for commercial casualty reflected higher than usual large loss activity.

For the three months ended June 30, 2016, we experienced $49 million of favorable development on prior accident years, including $58 million of favorable development in commercial lines, $10 million of adverse development in personal lines and $1 million of favorable development in excess and surplus lines. We recognized favorable reserve development during the three months ended June 30, 2016, of $23 million for the workers' compensation line, $20 million for commercial casualty line, $15 million for the other commercial lines and $14 million for the commercial property line due to reduced uncertainty of prior accident year loss and loss adjustment expenses for these lines. Our personal auto line developed unfavorably by $14 million for the three months ended June 30, 2016, largely due to $8 million of adverse development for accident year 2015. Our commercial auto line developed unfavorably by $13 million for the three months ended June 30, 2016, due to higher loss cost effects in recent accident years, resulting in an increase of our reserve estimate for claims that have not yet been settled.

For the six months ended June 30, 2016, we experienced $111 million of favorable development on prior accident years, including $87 million of favorable development in commercial lines, $8 million of favorable development in personal lines, $15 million of favorable development in excess and surplus lines, and $1 million of favorable development in our reinsurance assumed operations. This included $7 million from favorable development of catastrophe losses for the six months ended June 30, 2016. We recognized favorable reserve development during the six months ended June 30, 2016, of $35 million for the workers' compensation line, $23 million for the commercial casualty line, $22 million for the commercial property line and $28 million for the other commercial lines due to reduced uncertainty of prior accident year loss and loss adjustment expenses for these lines. Our commercial auto line developed unfavorably by $21 million for the six months ended June 30, 2016, due to higher loss cost effects in recent accident years, resulting in an increase of our reserve estimate for claims that have not yet been settled. Our personal auto line developed unfavorably by $6 million for the six months ended June 30, 2016 for accident years prior to 2015.

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

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

This table summarizes our life policy and investment contract reserves:

(Dollars in millions)	June 30, 2017	December 31, 2016
Life policy reserves:
Ordinary/traditional life	$1,045	$1,011
Other	46	45
Subtotal	1,091	1,056
Investment contract reserves:
Deferred annuities	851	861
Universal life	590	578
Structured settlements	164	170
Other	6	6
Subtotal	1,611	1,615
Total life policy and investment contract reserves	$2,702	$2,671

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

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

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Property casualty:
Deferred policy acquisition costs asset, beginning of period	$428	$397	$408	$388
Capitalized deferred policy acquisition costs	237	218	463	428
Amortized deferred policy acquisition costs	(217)	(203)	(423)	(404)
Deferred policy acquisition costs asset, end of period	$448	$412	$448	$412

Life:
Deferred policy acquisition costs asset, beginning of period	$232	$221	$229	$228
Capitalized deferred policy acquisition costs	12	12	25	24
Amortized deferred policy acquisition costs	(12)	(11)	(20)	(22)
Amortized shadow deferred policy acquisition costs	(2)	(10)	(4)	(18)
Deferred policy acquisition costs asset, end of period	$230	$212	$230	$212

Consolidated:
Deferred policy acquisition costs asset, beginning of period	$660	$618	$637	$616
Capitalized deferred policy acquisition costs	249	230	488	452
Amortized deferred policy acquisition costs	(229)	(214)	(443)	(426)
Amortized shadow deferred policy acquisition costs	(2)	(10)	(4)	(18)
Deferred policy acquisition costs asset, end of period	$678	$624	$678	$624

No premium deficiencies were recorded in the condensed consolidated statements of income, as the sum of the anticipated loss and loss expenses, policyholder dividends and unamortized deferred acquisition expenses did not exceed the related unearned premiums and anticipated investment income.

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

NOTE 7 – Accumulated Other Comprehensive Income
Accumulated other comprehensive income (AOCI) includes changes in unrealized gains and losses on investments, changes in pension obligations and changes in life deferred acquisition costs, life policy reserves and other as follows:

(Dollars in millions)	Three months ended June 30,
	2017			2016
	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, beginning of period	$2,756	$954	$1,802	$2,384	$822	$1,562
OCI before realized gains recognized in net income	211	74	137	331	118	213
Realized gains and losses recognized in net income	10	3	7	(42)	(15)	(27)
OCI	221	77	144	289	103	186
AOCI, end of period	$2,977	$1,031	$1,946	$2,673	$925	$1,748

Pension obligations:
AOCI, beginning of period	$(25)	$(8)	$(17)	$(41)	$(13)	$(28)
OCI excluding amortization recognized in net income	—	—	—	—	—	—
Amortization recognized in net income	—	—	—	1	—	1
OCI	—	—	—	1	—	1
AOCI, end of period	$(25)	$(8)	$(17)	$(40)	$(13)	$(27)

Life deferred acquisition costs, life policy reserves and other:
AOCI, beginning of period	$(7)	$(2)	$(5)	$(3)	$—	$(3)
OCI before realized gains recognized in net income	—	(1)	1	(5)	(2)	(3)
Realized gains and losses recognized in net income	1	1	—	(2)	(1)	(1)
OCI	1	—	1	(7)	(3)	(4)
AOCI, end of period	$(6)	$(2)	$(4)	$(10)	$(3)	$(7)

Summary of AOCI:
AOCI, beginning of period	$2,724	$944	$1,780	$2,340	$809	$1,531
Investments OCI	221	77	144	289	103	186
Pension obligations OCI	—	—	—	1	—	1
Life deferred acquisition costs, life policy reserves and other OCI	1	—	1	(7)	(3)	(4)
Total OCI	222	77	145	283	100	183
AOCI, end of period	$2,946	$1,021	$1,925	$2,623	$909	$1,714

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

(Dollars in millions)	Six months ended June 30,
	2017			2016
	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, beginning of period	$2,625	$908	$1,717	$2,094	$722	$1,372
OCI before realized gains recognized in net income	501	176	325	682	239	443
Realized gains recognized in net income	(149)	(53)	(96)	(103)	(36)	(67)
OCI	352	123	229	579	203	376
AOCI, end of period	$2,977	$1,031	$1,946	$2,673	$925	$1,748

Pension obligations:
AOCI, beginning of period	$(26)	$(8)	$(18)	$(42)	$(14)	$(28)
OCI excluding amortization recognized in net income	—	—	—	—	—	—
Amortization recognized in net income	1	—	1	2	1	1
OCI	1	—	1	2	1	1
AOCI, end of period	$(25)	$(8)	$(17)	$(40)	$(13)	$(27)

Life deferred acquisition costs, life policy reserves and other:
AOCI, beginning of period	$(9)	$(3)	$(6)	$1	$1	$—
OCI before realized gains recognized in net income	3	1	2	(9)	(3)	(6)
Realized gains recognized in net income	—	—	—	(2)	(1)	(1)
OCI	3	1	2	(11)	(4)	(7)
AOCI, end of period	$(6)	$(2)	$(4)	$(10)	$(3)	$(7)

Summary of AOCI:
AOCI, beginning of period	$2,590	$897	$1,693	$2,053	$709	$1,344
Investments OCI	352	123	229	579	203	376
Pension obligations OCI	1	—	1	2	1	1
Life deferred acquisition costs, life policy reserves and other OCI	3	1	2	(11)	(4)	(7)
Total OCI	356	124	232	570	200	370
AOCI, end of period	$2,946	$1,021	$1,925	$2,623	$909	$1,714

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

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

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

The table below includes our net written consolidated property casualty insurance premiums on assumed and ceded business:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Direct written premiums	$1,265	$1,211	$2,491	$2,372
Assumed written premiums	42	42	75	63
Ceded written premiums	(36)	(59)	(64)	(94)
Net written premiums	$1,271	$1,194	$2,502	$2,341

Our condensed consolidated statements of income include earned consolidated property casualty insurance premiums on assumed and ceded business:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Direct earned premiums	$1,189	$1,137	$2,352	$2,256
Assumed earned premiums	33	16	60	31
Ceded earned premiums	(41)	(39)	(80)	(77)
Earned premiums	$1,181	$1,114	$2,332	$2,210

Our condensed consolidated statements of income include incurred consolidated property casualty insurance loss and loss expenses on assumed and ceded business:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Direct incurred loss and loss expenses	$770	$792	$1,558	$1,440
Assumed incurred loss and loss expenses	20	11	35	21
Ceded incurred loss and loss expenses	4	(44)	(11)	(41)
Incurred loss and loss expenses	$794	$759	$1,582	$1,420

Our life insurance company purchases reinsurance for protection of a portion of the risks that are written. Primary components of our life reinsurance program include individual mortality coverage, aggregate catastrophe and accidental death coverage in excess of certain deductibles.

Our condensed consolidated statements of income include earned life insurance premiums on ceded business:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Direct earned premiums	$77	$75	$151	$146
Ceded earned premiums	(17)	(16)	(34)	(29)
Earned premiums	$60	$59	$117	$117

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

Our condensed consolidated statements of income include life insurance contract holders' benefits incurred on ceded business:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Direct contract holders' benefits incurred	$87	$80	$163	$156
Ceded contract holders' benefits incurred	(27)	(18)	(38)	(31)
Contract holders' benefits incurred	$60	$62	$125	$125

The ceded benefits incurred can vary depending on the type of life insurance policy held and the year the policy was issued.

NOTE 9 – Income Taxes
As of June 30, 2017, and December 31, 2016, we had no liability for unrecognized tax benefits.

The differences between the 35 percent statutory federal income tax rate and our effective income tax rate were as follows:

(Dollars in millions)	Three months ended June 30,				Six months ended June 30,
	2017		2016		2017		2016
Tax at statutory rate:	$44	35.0%	$58	35.0%	$141	35.0%	$151	35.0%
Increase (decrease) resulting from:
Tax-exempt income from municipal bonds	(9)	(7.0)	(8)	(4.8)	(18)	(4.5)	(17)	(3.9)
Dividend received exclusion	(9)	(7.0)	(8)	(4.8)	(17)	(4.2)	(16)	(3.7)
Other	2	0.9	1	0.5	(3)	(0.8)	2	0.4
Provision for income taxes	$28	21.9%	$43	25.9%	$103	25.5%	$120	27.8%

The provision for federal income taxes is based upon filing a consolidated income tax return for the company and its subsidiaries.

Included in Other above is the adoption of ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which decreased both the provision for income taxes and the effective income tax rate by an immaterial amount during the three months ended June 30, 2017 and $6 million and 1.5 percent, during the six months ended June 30, 2017.

As of June 30, 2017, we had no operating or capital loss carry forwards.

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

NOTE 10 – Net Income Per Common Share
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are computed based on the weighted average number of common and dilutive potential common shares outstanding using the treasury stock method. The table shows calculations for basic and diluted earnings per share:

(In millions except per share data)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Numerator:
Net income—basic and diluted	$100	$123	$301	$311
Denominator:
Basic weighted-average common shares outstanding	164.3	164.5	164.4	164.4
Effect of share-based awards:
Stock options	1.0	1.1	1.1	1.1
Nonvested shares	0.7	0.9	0.7	0.8
Diluted weighted-average shares	166.0	166.5	166.2	166.3
Earnings per share:
Basic	$0.61	$0.75	$1.83	$1.89
Diluted	0.60	0.74	1.81	1.87
Number of anti-dilutive share-based awards	0.6	0.3	0.7	0.4

The sources of dilution of our common shares are certain equity-based awards. See our 2016 Annual Report on Form 10-K, Item 8, Note 17, Share-Based Associate Compensation Plans, Page 160, for information about equity-based awards. The above table shows the number of anti-dilutive share-based awards for the three and six months ended June 30, 2017 and 2016. We did not include these share-based awards in the computation of net income per common share (diluted) because their exercise would have anti-dilutive effects.

NOTE 11 – Employee Retirement Benefits
The following summarizes the components of net periodic benefit cost for our qualified and supplemental pension plans:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Service cost	$2	$2	$5	$5
Interest cost	4	4	7	7
Expected return on plan assets	(5)	(4)	(10)	(9)
Amortization of actuarial loss and prior service cost	—	1	1	2
Net periodic benefit cost	$1	$3	$3	$5

See our 2016 Annual Report on Form 10-K, Item 8, Note 13, Employee Retirement Benefits, Page 155, for information on our retirement benefits. We made matching contributions totaling $3 million and $4 million to our 401(k) and Top Hat savings plans during the second quarter of 2017 and 2016 and contributions of $9 million and $8 million for the first half of 2017 and 2016, respectively.

We contributed $5 million to our qualified pension plan during the first six months of 2017.

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

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

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

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

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

Segment information is summarized in the following table:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues:
Commercial lines insurance
Commercial casualty	$271	$263	$536	$520
Commercial property	226	215	449	429
Commercial auto	158	147	313	291
Workers' compensation	86	89	170	178
Other commercial	55	57	109	113
Commercial lines insurance premiums	796	771	1,577	1,531
Fee revenues	1	1	2	2
Total commercial lines insurance	797	772	1,579	1,533

Personal lines insurance
Personal auto	144	135	285	266
Homeowner	128	121	253	240
Other personal	35	32	69	65
Personal lines insurance premiums	307	288	607	571
Fee revenues	1	1	3	2
Total personal lines insurance	308	289	610	573

Excess and surplus lines insurance	52	45	100	88
Fee revenues	1	—	1	—
Total excess and surplus lines insurance	53	45	101	88

Life insurance premiums	60	59	117	117
Fee revenues	1	1	3	2
Total life insurance	61	60	120	119

Investments
Investment income, net of expenses	151	149	300	294
Realized investment gains and losses, net	(11)	44	149	105
Total investment revenue	140	193	449	399

Other
Cincinnati Re insurance premiums	26	10	48	20
Other	1	2	2	3
Total other revenues	27	12	50	23
Total revenues	$1,386	$1,371	$2,909	$2,735

Income (loss) before income taxes:
Insurance underwriting results
Commercial lines insurance	$24	$26	$22	$76
Personal lines insurance	(24)	(20)	(39)	8
Excess and surplus lines insurance	19	5	37	22
Life insurance	4	1	4	—
Investments	117	171	403	355
Other	(12)	(17)	(23)	(30)
Total income before income taxes	$128	$166	$404	$431

Identifiable assets:	June 30, 2017	December 31, 2016
Property casualty insurance	$3,042	$2,967
Life insurance	1,427	1,366
Investments	16,431	15,569
Other	338	484
Total	$21,238	$20,386

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

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

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

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

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

CORPORATE FINANCIAL HIGHLIGHTS

Net Income and Comprehensive Income Data

(Dollars in millions except per share data)	Three months ended June 30,			Six months ended June 30,
	2017	2016	% Change	2017	2016	% Change
Earned premiums	$1,241	$1,173	6	$2,449	$2,327	5
Investment income, net of expenses (pretax)	151	149	1	300	294	2
Realized investment gains and losses, net (pretax)	(11)	44	nm	149	105	42
Total revenues	1,386	1,371	1	2,909	2,735	6
Net income	100	123	(19)	301	311	(3)
Comprehensive income	245	306	(20)	533	681	(22)
Net income per share—diluted	0.60	0.74	(19)	1.81	1.87	(3)
Cash dividends declared per share	0.50	0.48	4	1.00	0.96	4
Diluted weighted average shares outstanding	166.0	166.5	0	166.2	166.3	0

Total revenues increased slightly for the second quarter of 2017, compared with the same period of 2016, as higher earned premiums offset a reduction in realized investment gains. For the first six months of 2017, compared with the same period a year ago, total revenues also rose, primarily due to higher earned premiums and an increase in realized investment gains. Premium and investment revenue trends are discussed further in the respective sections of Financial Results.

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

Net income for the second quarter of 2017, compared with second-quarter 2016, decreased $23 million due to a $35 million reduction in after-tax net realized investment gains and losses that offset an improvement of $8 million in after-tax property casualty underwriting income. Catastrophe losses, mostly weather related, were $33 million less after taxes and favorably affected both net income and property casualty underwriting income. Life insurance segment income on a pretax basis for the second quarter of 2017 increased $3 million compared with second-quarter 2016.

For the six months ended June 30, 2017, net income decreased $10 million compared with the first six months of 2016, reflecting a $50 million decrease in after-tax property casualty underwriting income that offset a $28 million increase in after-tax net realized investment gains. The property casualty underwriting income decrease included an unfavorable $14 million after-tax effect from higher catastrophe losses. After-tax investment income in our investment segment results for the first six months of 2017 rose $5 million compared with the same period of 2016. Life insurance segment results on a pretax basis increased by $4 million.

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

The board of directors is committed to rewarding shareholders directly through cash dividends and through share repurchase authorizations. Through 2016, the company had increased the annual cash dividend rate for 56 consecutive years, a record we believe is matched by only seven other publicly traded companies. In January 2017, the board of directors increased the regular quarterly dividend to 50 cents per share, setting the stage for our 57th consecutive year of increasing cash dividends. During the first six months of 2017, cash dividends declared by the company increased slightly more than 4 percent compared with the same period of 2016. Our board regularly evaluates relevant factors in decisions related to dividends and share repurchases.

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

The 2017 dividend increase reflected our strong earnings performance and signaled management’s and the board’s positive outlook and confidence in our outstanding capital, liquidity and financial flexibility.

Balance Sheet Data and Performance Measures

(In millions except share data)	At June 30,	At December 31,
	2017	2016
Total investments	$16,394	$15,500
Total assets	21,238	20,386
Short-term debt	17	20
Long-term debt	787	787
Shareholders' equity	7,373	7,060
Book value per share	44.97	42.95
Debt-to-total-capital ratio	9.8%	10.3%

Total assets at June 30, 2017, increased 4 percent compared with year-end 2016, and included 6 percent growth in investments that reflected a combination of net purchases and higher fair values for many securities in our portfolio. Shareholders’ equity increased 4 percent, and book value per share increased 5 percent during the first six months of 2017. Our debt-to-total-capital ratio (capital is the sum of debt plus shareholders’ equity) was lower than at year-end 2016.

Our value creation ratio is a non-GAAP measure defined below and is our primary performance metric. That ratio was 7.0 percent for the first six months of 2017, and was less than the same period in 2016 primarily due to less net income before net realized gains and less overall net gains from our investment portfolio. The $2.02 increase in book value per share during the first six months of 2017 contributed 4.7 percentage points to the value creation ratio, while dividends declared at $1.00 per share contributed 2.3 points. Value creation ratio trends in total and by major components, along with a reconciliation of the non-GAAP measure to comparable GAAP measures, are shown in the tables below.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Value creation ratio major components:
Net income before net realized gains	1.5%	1.4%	2.9%	3.8%
Change in fixed-maturity securities, realized and unrealized gains	0.7	1.8	1.1	3.0
Change in equity securities, realized and unrealized gains	1.2	1.4	3.5	3.9
Other	(0.2)	0.0	(0.5)	(0.2)
Value creation ratio	3.2%	4.6%	7.0%	10.5%

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

(Dollars are per share)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Book value change per share:
End of period book value	$44.97	$42.37	$44.97	$42.37
Less beginning of period book value	44.07	40.96	42.95	39.20
Change in book value	$0.90	$1.41	$2.02	$3.17

Change in book value:
Net income before realized gains	$0.65	$0.58	$1.25	$1.48
Change in fixed-maturity securities, realized and unrealized gains	0.29	0.72	0.47	1.18
Change in equity securities, realized and unrealized gains	0.54	0.59	1.51	1.52
Dividend declared to shareholders	(0.50)	(0.48)	(1.00)	(0.96)
Other	(0.08)	0.00	(0.21)	(0.05)
Change in book value	$0.90	$1.41	$2.02	$3.17

(Dollars are per share)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Value creation ratio:
End of period book value	$44.97	$42.37	$44.97	$42.37
Less beginning of period book value	44.07	40.96	42.95	39.20
Change in book value	0.90	1.41	2.02	3.17
Dividend declared to shareholders	0.50	0.48	1.00	0.96
Total value creation	$1.40	$1.89	$3.02	$4.13

Value creation ratio from change in book value*	2.1%	3.4%	4.7%	8.1%
Value creation ratio from dividends declared to shareholders**	1.1	1.2	2.3	2.4
Value creation ratio	3.2%	4.6%	7.0%	10.5%

*Change in book value divided by the beginning of period book value
**Dividend declared to shareholders divided by beginning of period book value

DRIVERS OF LONG-TERM VALUE CREATION
Operating through The Cincinnati Insurance Company, Cincinnati Financial Corporation is one of the 25 largest property casualty insurers in the nation, based on 2016 net written premiums for approximately 2,000 U.S. stock and mutual insurer groups. We market our insurance products through a select group of independent insurance agencies as discussed in our 2016 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 5. At June 30, 2017, we actively marketed through agencies located in 41 states. We maintain a long-term perspective that guides us in addressing immediate challenges or opportunities while focusing on the major decisions that best position our company for success through all market cycles.

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

To measure our long-term progress in creating shareholder value, our value creation ratio is our primary financial performance target. As discussed in our 2016 Annual Report on Form 10-K, Item 7, Executive Summary, Page 43, management believes this non-GAAP measure is a meaningful indicator of our long-term progress in creating shareholder value, is a useful supplement to GAAP information and has three primary performance drivers:

•
Premium growth – We believe our agency relationships and initiatives can lead to a property casualty written premium growth rate over any five-year period that exceeds the industry average. For the first six months of 2017, our consolidated property casualty net written premium year-over-year growth was 7 percent, comparing favorably with A.M. Best's January 2017 projection of approximately 3 percent full-year growth for the industry. For the five-year period 2012 through 2016, our growth rate was approximately double that of the industry. The industry's growth rate excludes its mortgage and financial guaranty lines of business.

•
Combined ratio – We believe our underwriting philosophy and initiatives can generate a GAAP combined ratio over any five-year period that is consistently within the range of 95 percent to 100 percent. For the first six months of 2017, our GAAP combined ratio was 99.0 percent and our statutory combined ratio was 97.9 percent, both including 10.1 percentage points of current accident year catastrophe losses partially offset by 3.3 percentage points of favorable loss reserve development on prior accident years. As of January 2017, A.M. Best projected the industry's full-year 2017 statutory combined ratio at approximately 100 percent, including approximately 5 percentage points of catastrophe losses and a favorable effect of approximately 2 percentage points of loss reserve development on prior accident years. The industry's ratio again excludes its mortgage and financial guaranty lines of business.

•
Investment contribution – We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year return of the Standard & Poor’s 500 Index. For the first six months of 2017, pretax investment income was $300 million, up 2 percent compared with the same period in 2016. We believe our investment portfolio mix provides an appropriate balance of income stability and growth with capital appreciation potential.

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

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

We continue to enhance our property casualty underwriting expertise and to effectively and efficiently underwrite individual policies and process transactions. Ongoing initiatives supporting this work include expanding our pricing and segmentation capabilities through experience and use of predictive analytics and additional data. Our segmentation efforts emphasize identification and retention of insurance policies we believe have relatively stronger pricing, while seeking more aggressive renewal terms and conditions on policies we believe have relatively weaker pricing. In 2017, we continue to improve underwriting and rate adequacy for our commercial auto and personal auto lines of business. Our commercial auto policies that renewed during the first six months of 2017 experienced an estimated average price percentage increase near the high end of in the mid-single-digit range, with the second quarter higher than the first quarter. Our personal auto policies that renewed during the first six months of 2017 also averaged an estimated price percentage increase near the high end of the mid-single-digit range.

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

We continue to appoint new agencies to develop additional points of distribution. In 2017, we are planning approximately 100 appointments of independent agencies that offer most or all of our property casualty insurance products. During the first six months of 2017, we appointed 66 new agencies that meet that criteria.
We also plan to appoint additional agencies that focus on high net worth personal lines clients. In 2017, we are targeting the appointment of approximately 100 agencies that market only personal lines products for us. During the first six months of 2017, we appointed 64 new agencies that meet that criteria.
As of June 30, 2017, a total of 1,675 agency relationships market our property casualty insurance products from 2,203 reporting locations.
We also continue to grow premiums through the disciplined expansion of Cincinnati Re. During the first six months of 2017, Cincinnati Re contributed $45 million of growth in consolidated property casualty insurance net written premiums.

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

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

At June 30, 2017, we held $2.290 billion of our cash and invested assets at the parent-company level, of which $2.110 billion, or 92.1 percent, was invested in common stocks, and $95 million, or 4.1 percent, was cash or cash equivalents. Our debt-to-total-capital ratio of 9.8 percent remains well below our target limit. Another important indicator of financial strength is our ratio of property casualty net written premiums to statutory surplus, which was 1.0-to-1 for the 12 months ended June 30, 2017, matching year-end 2016.

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

At August 1, 2017, our insurance subsidiaries continued to be highly rated.

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

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

CONSOLIDATED PROPERTY CASUALTY INSURANCE HIGHLIGHTS
Consolidated property casualty insurance results include premiums and expenses for our standard market insurance segments (commercial lines and personal lines), our excess and surplus lines segment and our reinsurance assumed operations.

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2017	2016	% Change	2017	2016	% Change
Earned premiums	$1,181	$1,114	6	$2,332	$2,210	6
Fee revenues	3	2	50	6	4	50
Total revenues	1,184	1,116	6	2,338	2,214	6
Loss and loss expenses from:
Current accident year before catastrophe losses	714	643	11	1,423	1,325	7
Current accident year catastrophe losses	118	165	(28)	235	206	14
Prior accident years before catastrophe losses	(35)	(49)	29	(62)	(104)	40
Prior accident years catastrophe losses	(3)	—	nm	(14)	(7)	(100)
Loss and loss expenses	794	759	5	1,582	1,420	11
Underwriting expenses	367	347	6	727	688	6
Underwriting profit	$23	$10	130	$29	$106	(73)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	60.5%	57.8%	2.7	61.0%	59.9%	1.1
Current accident year catastrophe losses	10.0	14.8	(4.8)	10.1	9.3	0.8
Prior accident years before catastrophe losses	(3.0)	(4.4)	1.4	(2.7)	(4.7)	2.0
Prior accident years catastrophe losses	(0.2)	0.0	(0.2)	(0.6)	(0.3)	(0.3)
Loss and loss expenses	67.3	68.2	(0.9)	67.8	64.2	3.6
Underwriting expenses	31.0	31.1	(0.1)	31.2	31.2	0.0
Combined ratio	98.3%	99.3%	(1.0)	99.0%	95.4%	3.6

Combined ratio	98.3%	99.3%	(1.0)	99.0%	95.4%	3.6
Contribution from catastrophe losses and prior years reserve development	6.8	10.4	(3.6)	6.8	4.3	2.5
Combined ratio before catastrophe losses and prior years reserve development	91.5%	88.9%	2.6	92.2%	91.1%	1.1

Our consolidated property casualty insurance operations generated an underwriting profit of $23 million and $29 million for the three and six months ended June 30, 2017. The three-month increase of $13 million, compared with the same period of 2016, was driven by a decrease of $50 million in losses from weather-related natural catastrophes. The six-month decrease of $77 million, compared with the first half of 2016, included an increase of $22 million in losses from weather-related natural catastrophes. We believe future property casualty underwriting results will continue to benefit from price increases and our ongoing initiatives to improve pricing precision and loss experience related to claims and loss control practices.
For all property casualty lines of business in aggregate, net loss and loss expense reserves at June 30, 2017, were $193 million higher than at year-end 2016, including $70 million for the incurred but not reported (IBNR) portion. The $193 million reserve increase raised year-end 2016 net loss and loss expense reserves by 4 percent.

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

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

Our consolidated property casualty combined ratio for the second quarter of 2017 improved 1.0 percentage point, compared with the same period of 2016, including 5.0 points from lower catastrophe losses and loss expenses. For the first half of 2017, compared with the same period of 2016, our consolidated property casualty combined ratio rose 3.6 percentage points, including 0.5 points from higher catastrophe losses and loss expenses.

The combined ratio can be affected significantly by natural catastrophe losses and other large losses as discussed in detail below. The combined ratio can also be affected by updated estimates of loss and loss expense reserves established for claims that occurred in prior periods, referred to as prior accident years. Net favorable development on prior accident year reserves, including reserves for catastrophe losses, benefited the combined ratio by 3.3 percentage points in the first six months of 2017, compared with 5.0 percentage points in the same period of 2016. Net favorable development is discussed in further detail in Financial Results by property casualty insurance segment.

The ratio for current accident year loss and loss expenses before catastrophe losses rose in the first six months of 2017. That 61.0 percent ratio increased 1.1 percentage points compared with the 59.9 percent accident year 2016 ratio measured as of June 30, 2016, including an unfavorable effect of approximately 1 point from a higher amount of 2017 weather-related losses not identified as part of designated catastrophe events for the property casualty industry, typically referred to as noncatastrophe weather losses.

The underwriting expense ratio for the second quarter and first six months of 2017 was essentially flat, compared with the same periods of 2016. Strategic investments that include enhancement of underwriting expertise were offset by the favorable effects of higher earned premiums and ongoing expense management efforts.

Consolidated Property Casualty Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2017	2016	% Change	2017	2016	% Change
Agency renewal written premiums	$1,090	$1,057	3	$2,147	$2,085	3
Agency new business written premiums	165	143	15	318	268	19
Cincinnati Re net written premiums	40	16	150	80	35	129
Other written premiums	(24)	(22)	(9)	(43)	(47)	9
Net written premiums	1,271	1,194	6	2,502	2,341	7
Unearned premium change	(90)	(80)	(13)	(170)	(131)	(30)
Earned premiums	$1,181	$1,114	6	$2,332	$2,210	6

The trends in net written premiums and earned premiums summarized in the table above include the effects of price increases. Price change trends that heavily influence renewal written premium increases or decreases, along with other premium growth drivers for 2017, are discussed in more detail by segment below in Financial Results.

Consolidated property casualty net written premiums for the three and six months ended June 30, 2017, grew $77 million and $161 million compared with the same periods of 2016. Each of our property casualty segments continued to grow during the second quarter and first six months of 2017. Our premium growth initiatives from prior years have provided an ongoing favorable effect on growth during the current year, particularly as newer agency relationships mature over time.

Consolidated property casualty agency new business written premiums rose $22 million and $50 million for the second quarter and first half of 2017, compared with the same periods of 2016. New business written premiums in the second quarter and first six months of 2017 were higher than the same period of 2016 for each of our property casualty insurance segments. New agency appointments during 2016 and 2017 produced a $27 million increase in standard lines new business for the first six months of 2017 compared with the same period of 2016. As we appoint new agencies that choose to move accounts to us, we report these accounts as new business. While this business is new to us, in many cases it is not new to the agent. We believe these seasoned accounts tend to be priced more accurately than business that may be less familiar to our agent upon obtaining it from a competing agent.

Net written premiums for Cincinnati Re increased $24 million and $45 million for the second quarter and first half of 2017, compared with the same periods of 2016. Cincinnati Re assumes risks through reinsurance treaties and in

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

some cases cedes part of the risk and related premiums to one or more unaffiliated reinsurance companies through transactions known as retrocessions. For the first six months of 2017, earned premiums for Cincinnati Re totaled $48 million, compared with $20 million earned in the same period a year ago.

Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. Those ceded premium totals for the second quarter and first six months of 2017 were substantially similar to the same periods of 2016.

Catastrophe losses and loss expenses typically have a material effect on property casualty results and can vary significantly from period to period. Losses from natural catastrophes contributed 9.8 and 9.5 percentage points to the combined ratio in the second quarter and first six months of 2017, respectively, compared with 14.8 and 9.0 percentage points in the same periods of 2016. Some of those losses were applicable to annual loss deductible provisions of our collateralized reinsurance funded through catastrophe bonds. For our collateralized reinsurance arrangement that became effective in January 2017, aggregate losses occurring from January 23, 2017, through June 30, 2017, totaled $119 million from nine occurrences. These aggregate losses reached the applicable loss deductible provision for the specific geographic locations included in the severe convective storm portion of that coverage. If aggregate losses, after the $8 million per occurrence deductible, exceed $190 million during an annual coverage period, we can recover the excess through funds that collateralize the catastrophe bonds. The following table shows consolidated property casualty insurance catastrophe losses and loss expenses incurred, net of reinsurance, as well as the effect of loss development on prior period catastrophe events. We individually list declared catastrophe events for which our incurred losses reached or exceeded $10 million.

Consolidated Property Casualty Insurance Catastrophe Losses and Loss Expenses Incurred

(Dollars in millions, net of reinsurance)		Three months ended June 30,					Six months ended June 30,
		Comm.	Pers.	E&S	Cin.		Comm.	Pers.	E&S	Cin.
Dates	Region	lines	lines	lines	Re	Total	lines	lines	lines	Re	Total
2017
Feb. 28- Mar. 1	Midwest, South	$—	$1	$—	$—	$1	$22	$22	$—	$—	$44
Mar. 6-9	Midwest, Northeast, South	2	(2)	—	—	—	24	11	—	—	35
Mar. 21-22	South	9	(1)	—	—	8	22	9	—	—	31
Apr. 4-6	Midwest, South	8	12	—	—	20	8	12	—	—	20
May 8-11	Midwest, South, West	14	—	1	—	15	14	—	1	—	15
Jun. 11	Midwest	4	13	—	—	17	4	13	—	—	17
All other 2017 catastrophes		33	25	(1)	—	57	44	29	—	—	73
Development on 2016 and prior catastrophes		(2)	(1)	—	—	(3)	(11)	(2)	—	(1)	(14)
Calendar year incurred total		$68	$47	$—	$—	$115	$127	$94	$1	$(1)	$221

2016
Apr. 2-3	Midwest, Northeast, South	$6	$6	$—	$—	$12	$6	$6	$—	$—	$12
Apr. 10-15	South	55	—	1	—	56	55	—	1	—	56
Apr. 25-28	Midwest, South	9	4	—	—	13	9	4	—	—	13
Apr. 29- May 3	Midwest, South	18	7	—	—	25	18	7	—	—	25
May 7-10	Midwest, South, West	14	6	—	—	20	14	6	—	—	20
May 11-12	Midwest, South	11	2	—	—	13	11	2	—	—	13
May 21-28	Midwest, South, West	11	2	—	—	13	11	2	—	—	13
All other 2016 catastrophes		5	7	1	—	13	35	18	1	—	54
Development on 2015 and prior catastrophes		(1)	1	—	—	—	(6)	(1)	—	—	(7)
Calendar year incurred total		$128	$35	$2	$—	$165	$153	$44	$2	$—	$199

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

The following table includes data for losses incurred of $1 million or more per claim, net of reinsurance.

Consolidated Property Casualty Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended June 30,			Six months ended June 30,
	2017	2016	% Change	2017	2016	% Change
Current accident year losses greater than $5 million	$—	$23	(100)	$28	$23	22
Current accident year losses $1 million - $5 million	48	34	41	77	76	1
Large loss prior accident year reserve development	21	3	nm	38	3	nm
Total large losses incurred	69	60	15	143	102	40
Losses incurred but not reported	(1)	34	nm	3	107	(97)
Other losses excluding catastrophe losses	487	399	22	954	801	19
Catastrophe losses	112	163	(31)	215	196	10
Total losses incurred	$667	$656	2	$1,315	$1,206	9

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	—%	2.0%	(2.0)	1.2%	1.0%	0.2
Current accident year losses $1 million - $5 million	4.1	3.1	1.0	3.3	3.5	(0.2)
Large loss prior accident year reserve development	1.8	0.3	1.5	1.6	0.1	1.5
Total large loss ratio	5.9	5.4	0.5	6.1	4.6	1.5
Losses incurred but not reported	(0.1)	3.1	(3.2)	0.1	4.8	(4.7)
Other losses excluding catastrophe losses	41.3	35.7	5.6	40.9	36.2	4.7
Catastrophe losses	9.4	14.6	(5.2)	9.3	8.9	0.4
Total loss ratio	56.5%	58.8%	(2.3)	56.4%	54.5%	1.9

We believe the inherent variability of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the variability in addition to general inflationary trends in loss costs. Our analysis continues to indicate no unexpected concentration of large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The second-quarter 2017 property casualty total large losses incurred of $69 million, net of reinsurance, were higher than the $51 million quarterly average during full-year 2016 and higher than the $60 million experienced for the second quarter of 2016. The ratio for these large losses was 0.5 percentage points higher compared with last year’s second quarter. The second-quarter 2017 amount of total large losses incurred helped contribute to the increase in the six-month 2017 total large loss ratio, compared with 2016, in addition to a first-quarter 2017 ratio that was 2.6 points higher than the first quarter of 2016. We believe results for the three- and six-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million. Losses by size are discussed in further detail in results of operations by property casualty insurance segment.

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

FINANCIAL RESULTS
Consolidated results reflect the operating results of each of our five segments along with the parent company, Cincinnati Re and other activities reported as “Other.” The five segments are:

•	Commercial lines property casualty insurance

•	Personal lines property casualty insurance

•	Excess and surplus lines property casualty insurance

•	Life insurance

•	Investments

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

COMMERCIAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2017	2016	% Change	2017	2016	% Change
Earned premiums	$796	$771	3	$1,577	$1,531	3
Fee revenues	1	1	0	2	2	0
Total revenues	797	772	3	1,579	1,533	3
Loss and loss expenses from:
Current accident year before catastrophe losses	475	429	11	953	897	6
Current accident year catastrophe losses	70	129	(46)	138	159	(13)
Prior accident years before catastrophe losses	(24)	(57)	58	(26)	(81)	68
Prior accident years catastrophe losses	(2)	(1)	(100)	(11)	(6)	(83)
Loss and loss expenses	519	500	4	1,054	969	9
Underwriting expenses	254	246	3	503	488	3
Underwriting profit	$24	$26	(8)	$22	$76	(71)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	59.7%	55.7%	4.0	60.4%	58.6%	1.8
Current accident year catastrophe losses	8.7	16.8	(8.1)	8.7	10.4	(1.7)
Prior accident years before catastrophe losses	(3.0)	(7.4)	4.4	(1.6)	(5.3)	3.7
Prior accident years catastrophe losses	(0.2)	(0.2)	0.0	(0.6)	(0.4)	(0.2)
Loss and loss expenses	65.2	64.9	0.3	66.9	63.3	3.6
Underwriting expenses	31.9	31.9	0.0	31.9	31.9	0.0
Combined ratio	97.1%	96.8%	0.3	98.8%	95.2%	3.6

Combined ratio	97.1%	96.8%	0.3	98.8%	95.2%	3.6
Contribution from catastrophe losses and prior years reserve development	5.5	9.2	(3.7)	6.5	4.7	1.8
Combined ratio before catastrophe losses and prior years reserve development	91.6%	87.6%	4.0	92.3%	90.5%	1.8

Overview
Performance highlights for the commercial lines segment include:

•
Premiums – Earned premiums and net written premiums for the commercial lines segment grew during the second quarter and first six months of 2017, in part due to renewal premium growth that continued to reflect price increases and a higher level of insured exposures. Higher new business written premiums also contributed to the increase in net written premiums for the three and six months ended June 30, 2017. The table below analyzes the primary components of premiums. We continue using predictive analytics tools to improve pricing precision and segmentation while also leveraging our local relationships with agents through the efforts of our teams that work closely with them. We seek to maintain appropriate pricing discipline for both new and renewal business as our agents and underwriters assess account quality to make careful decisions on a case-by-case basis whether to write or renew a policy.

Agency renewal written premiums grew 2 percent for both the three and six months ended June 30, 2017, compared with the same periods of 2016. The growth reflected price increases and improving economic conditions. During the second quarter of 2017, our overall standard commercial lines policies continued to average estimated renewal price increases at percentages in the low-single-digit range, up slightly from the first quarter of 2017. We continue to segment commercial lines policies, emphasizing identification and retention of policies we believe have relatively stronger pricing. Conversely, we have been seeking stricter renewal terms and conditions on policies we believe have relatively weaker pricing, in turn retaining fewer of those policies. We measure average changes in commercial lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for the respective policies.

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

Our average overall commercial lines renewal pricing change includes the impact of flat pricing of certain coverages within package policies written for a three-year term that were in force but did not expire during the period being measured. Therefore, the change in average commercial lines renewal pricing we report reflects a blend of three-year policies that did not expire and other policies that did expire during the measurement period. For commercial lines policies that did expire and were then renewed during the second quarter of 2017, we estimate that our average percentage price increase for commercial auto was in the high-single-digit range, up from the mid-single-digit range of the first quarter. The estimated average percentage price change for our commercial property line of business was an increase in the mid-single-digit range and for commercial casualty it was an increase near the low end of the low-single-digit range. The estimated average percentage price change for workers’ compensation was a decrease in the mid-single-digit range.
Renewal premiums for our commercial casualty and workers’ compensation lines include the results of policy audits that adjust initial premium amounts based on differences between estimated and actual sales or payroll related to a specific policy. Audits completed during the first six months of 2017 contributed $37 million to net written premiums.
New business written premiums for commercial lines increased $6 million and $22 million during the second quarter and first six months of 2017, compared with the same periods of 2016, reflecting growth for each major line of business in our commercial lines insurance segment. Trend analysis for year-over-year comparisons of individual quarters are more difficult to assess for commercial lines new business written premiums, due to inherent variability. That variability is often driven by larger policies with annual premiums greater than $100,000.
Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. For our commercial lines insurance segment, ceded premium totals for the second quarter and first six months of 2017 were similar to the same periods of 2016.

Commercial Lines Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2017	2016	% Change	2017	2016	% Change
Agency renewal written premiums	$729	$718	2	$1,501	$1,476	2
Agency new business written premiums	99	93	6	202	180	12
Other written premiums	(15)	(14)	(7)	(25)	(32)	22
Net written premiums	813	797	2	1,678	1,624	3
Unearned premium change	(17)	(26)	35	(101)	(93)	(9)
Earned premiums	$796	$771	3	$1,577	$1,531	3

•
Combined ratio – The commercial lines combined ratio rose slightly for the second quarter of 2017, compared with the same period last year, despite an 8.1 percentage-point reduction in weather-related natural catastrophe losses and loss expenses. Offsets to that reduction included a lower amount of favorable reserve development on prior accident years, discussed below, and a higher amount of noncatastrophe weather losses that increased the second-quarter and six-month 2017 combined ratios each by approximately 1 percentage point. For the first six months of 2017, the combined ratio increased by 3.6 percentage points, compared with the first six months of 2016, primarily due to a lower amount of favorable reserve development on prior accident years.

Catastrophe losses and loss expenses accounted for 8.5 and 8.1 percentage points of the combined ratio for the second quarter and first six months of 2017, compared with 16.6 and 10.0 percentage points for the same periods a year ago. The 10-year annual average for that catastrophe measure through 2016 for the commercial lines segment was 4.8 percentage points, and the five-year annual average was 5.2 percentage points.
Commercial auto, representing 19 percent of 2016 earned premiums for our commercial lines insurance segment, was the only major line of business in that segment with a second-quarter 2017 total loss and loss expense ratio before catastrophe losses significantly higher than we desired. As discussed above, during the first six months of 2017, our commercial auto policies experienced average renewal price percentage increases near the high end of the mid-single-digit range, with the second quarter higher than the first quarter. We believe pricing and risk selection actions we are taking will help improve future profitability. Further segmentation of policies as they renew should also help improve profitability, as we seek more adequate pricing on individual policies that need it based on analytics and underwriter judgment. As an example, for our 2016 commercial

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

auto policies that we determined have relatively weaker pricing, representing approximately one-third of commercial auto renewal written premiums, we obtained 2016 percentage price increases that averaged in the upper-single digits. We also continued to improve premium rate classification and the use of other rating variables in risk selection and pricing.
The net effect of reserve development on prior accident years during the second quarter and first six months of 2017 was favorable for commercial lines overall by $26 million and $37 million compared with $58 million and $87 million for the same periods in 2016. For the first six months of 2017, our workers’ compensation line of business was the largest contributor to the total commercial lines net favorable reserve development on prior accident years, followed by other commercial lines, which was largely attributable to director and officer liability insurance. Commercial property also contributed to the total commercial lines net favorable reserve development. Those contributions were partially offset by unfavorable reserve development for our commercial auto and commercial casualty lines of business. The unfavorable reserve development for commercial casualty reflected higher than usual large loss activity for the first quarter of 2017. The net favorable reserve development recognized during the first six months of 2017 for our commercial lines insurance segment was largely for accident year 2016 and accident years prior to 2014, and was primarily due to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2016 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 48.
The commercial lines underwriting expense ratio for the second quarter and first six months of 2017 essentially matched the same periods of 2016.

Commercial Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended June 30,			Six months ended June 30,
	2017	2016	% Change	2017	2016	% Change
Current accident year losses greater than $5 million	$—	$23	(100)	$28	$23	22
Current accident year losses $1 million - $5 million	33	33	0	59	69	(14)
Large loss prior accident year reserve development	19	4	nm	36	3	nm
Total large losses incurred	52	60	(13)	123	95	29
Losses incurred but not reported	21	2	nm	16	66	(76)
Other losses excluding catastrophe losses	292	244	20	598	499	20
Catastrophe losses	64	126	(49)	122	151	(19)
Total losses incurred	$429	$432	(1)	$859	$811	6

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	—%	2.9%	(2.9)	1.8%	1.5%	0.3
Current accident year losses $1 million - $5 million	4.2	4.2	0.0	3.7	4.5	(0.8)
Large loss prior accident year reserve development	2.3	0.6	1.7	2.3	0.2	2.1
Total large loss ratio	6.5	7.7	(1.2)	7.8	6.2	1.6
Losses incurred but not reported	2.7	0.3	2.4	1.0	4.3	(3.3)
Other losses excluding catastrophe losses	36.5	31.6	4.9	37.9	32.6	5.3
Catastrophe losses	8.1	16.4	(8.3)	7.7	9.9	(2.2)
Total loss ratio	53.8%	56.0%	(2.2)	54.4%	53.0%	1.4

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The second-quarter 2017 commercial lines total large losses incurred of $52 million, net of reinsurance, were higher than the quarterly average of $48 million during full-year

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

2016 and lower than the $60 million total large losses incurred for the second quarter of 2016. The ratio for these large losses was 1.2 percentage points lower compared with last year’s second-quarter ratio. The second-quarter 2017 amount of total large losses incurred helped to slow the increase in the six-month 2017 total large loss ratio, compared with 2016, partially offsetting a first-quarter 2017 ratio that was 4.5 points higher than the first quarter of 2016. We believe results for the three-month period largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

PERSONAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2017	2016	% Change	2017	2016	% Change
Earned premiums	$307	$288	7	$607	$571	6
Fee revenues	1	1	0	3	2	50
Total revenues	308	289	7	610	573	6
Loss and loss expenses from:
Current accident year before catastrophe losses	197	180	9	390	360	8
Current accident year catastrophe losses	48	34	41	96	45	113
Prior accident years before catastrophe losses	(2)	9	nm	(11)	(7)	(57)
Prior accident years catastrophe losses	(1)	1	nm	(2)	(1)	(100)
Loss and loss expenses	242	224	8	473	397	19
Underwriting expenses	90	85	6	176	168	5
Underwriting (loss) profit	$(24)	$(20)	20	$(39)	$8	nm

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	64.6%	62.5%	2.1	64.3%	63.0%	1.3
Current accident year catastrophe losses	15.8	12.1	3.7	15.9	7.9	8.0
Prior accident years before catastrophe losses	(0.9)	3.1	(4.0)	(1.8)	(1.2)	(0.6)
Prior accident years catastrophe losses	(0.4)	0.3	(0.7)	(0.4)	(0.2)	(0.2)
Loss and loss expenses	79.1	78.0	1.1	78.0	69.5	8.5
Underwriting expenses	29.3	29.5	(0.2)	29.0	29.4	(0.4)
Combined ratio	108.4%	107.5%	0.9	107.0%	98.9%	8.1

Combined ratio	108.4%	107.5%	0.9	107.0%	98.9%	8.1
Contribution from catastrophe losses and prior years reserve development	14.5	15.5	(1.0)	13.7	6.5	7.2
Combined ratio before catastrophe losses and prior years reserve development	93.9%	92.0%	1.9	93.3%	92.4%	0.9

Overview
Performance highlights for the personal lines segment include:

•
Premiums – Personal lines earned premiums and net written premiums for the second quarter and first six months of 2017 continued to grow, reflecting increases in renewal written premiums and new business written premiums from agencies that represent us. Price increases and a high level of policy retention were the main drivers of renewal premium growth. The table below analyzes the primary components of premiums.

Agency renewal written premiums increased 5 percent for both the second quarter and first six months of 2017, largely reflecting rate increases. We estimate that premium rates for our personal auto line of business increased at average percentages near the high end of the mid-single-digit range during the first six months of 2017. For our homeowner line of business, we estimate that premium rates for the first six months of 2017 increased at average percentages near the low end of the mid-single-digit range. For both our personal auto and homeowner lines of business, some individual policies experienced lower or higher rate changes based on each risk's specific characteristics and enhanced pricing precision enabled by predictive models.
Personal lines new business written premiums grew $11 million or 32 percent during the second quarter and $20 million or 34 percent during the first six months of 2017, compared with the same periods of 2016. That growth included approximately $7 million for the second quarter, and $13 million for the first half of 2017, from high net worth clients of our agencies. Personal lines new business written premiums from our high net worth policies totaled approximately $17 million for the second quarter and $28 million during the first six months of 2017. The primary factors driving growth in the middle market portion included recent-year expansion into new states and other additional marketing efforts directed toward agencies. Marketing efforts included assisting agencies with processing qualified policies expiring from other insurance companies, sometimes referred to as

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

“book rolls”. Similar to recent years, such processing has not materially contributed to 2017 increases or decreases in personal lines new business written premiums.
Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. For our personal lines insurance segment, ceded premium totals for the second quarter and first six months of 2017 were similar to the same periods of 2016.
We continue to implement strategies discussed in our 2016 Annual Report on Form 10-K, Item 1, Strategic Initiatives, Page 13, to enhance our responsiveness to marketplace changes and to help achieve our long-term objectives for personal lines growth and profitability. These strategies include initiatives to more profitably underwrite personal auto policies.

Personal Lines Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2017	2016	% Change	2017	2016	% Change
Agency renewal written premiums	$318	$302	5	$563	$538	5
Agency new business written premiums	45	34	32	79	59	34
Other written premiums	(6)	(6)	0	(12)	(11)	(9)
Net written premiums	357	330	8	630	586	8
Unearned premium change	(50)	(42)	(19)	(23)	(15)	(53)
Earned premiums	$307	$288	7	$607	$571	6

•
Combined ratio – Our personal lines combined ratio increased by 0.9 and 8.1 percentage points for the second quarter and first six months of 2017, compared with the same periods of 2016, primarily due to increases of 3.0 and 7.8 percentage points in the ratio for weather-related natural catastrophe losses and loss expenses, in addition to noncatastrophe large losses, discussed below, that increased by 6.1 and 2.2 percentage points, respectively.

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
Personal auto, representing 47 percent of 2016 earned premiums for our personal lines insurance segment, was the only major line of business in that segment with a second-quarter 2017 total loss and loss expense ratio before catastrophe losses significantly higher than we desired. As discussed above, during the first six months of 2017, our personal auto policies experienced average renewal price percentage increases near the high end of the mid-single-digit range. We believe rate increases and other actions to improve pricing precision and reduce loss costs will improve future profitability.
Catastrophe losses and loss expenses accounted for 15.4 and 15.5 percentage points of the combined ratio for the second quarter and first six months of 2017, compared with 12.4 and 7.7 percentage points for the same periods of 2016. The 10-year annual average catastrophe loss ratio through 2016 for the personal lines segment was 10.7 percentage points, and the five-year annual average was 9.3 percentage points.
The net effect of reserve development on prior accident years during the second quarter and first six months of 2017 was favorable for personal lines overall by $3 million and $13 million compared with an unfavorable $10 million and favorable $8 million for the same periods in 2016. Our homeowner and other personal lines of business were the largest contributors to the six-month 2017 total personal lines net favorable reserve development on prior accident years, followed by personal auto. The favorable reserve development was due primarily to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2016 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 48.
The underwriting expense ratio decreased 0.2 percentage points for the second quarter and 0.4 points for the first six months of 2017, compared with the same periods of 2016, as earned premiums increased at a faster pace than underwriting expenses.

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

Personal Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended June 30,			Six months ended June 30,
	2017	2016	% Change	2017	2016	% Change
Current accident year losses greater than $5 million	$—	$—	nm	$—	$—	nm
Current accident year losses $1 million - $5 million	15	—	nm	18	6	200
Large loss prior accident year reserve development	1	(2)	nm	1	(1)	nm
Total large losses incurred	16	(2)	nm	19	5	280
Losses incurred but not reported	(12)	23	nm	(2)	34	nm
Other losses excluding catastrophe losses	164	141	16	308	274	12
Catastrophe losses	47	35	34	93	43	116
Total losses incurred	$215	$197	9	$418	$356	17

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	—%	—%	0.0	—%	—%	0.0
Current accident year losses $1 million - $5 million	4.8	—	4.8	2.9	1.0	1.9
Large loss prior accident year reserve development	0.6	(0.7)	1.3	0.2	(0.1)	0.3
Total large loss ratio	5.4	(0.7)	6.1	3.1	0.9	2.2
Losses incurred but not reported	(4.0)	8.1	(12.1)	(0.4)	6.0	(6.4)
Other losses excluding catastrophe losses	53.7	48.9	4.8	50.9	47.9	3.0
Catastrophe losses	15.2	12.2	3.0	15.3	7.6	7.7
Total loss ratio	70.3%	68.5%	1.8	68.9%	62.4%	6.5

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the second quarter of 2017, the personal lines total large loss ratio, net of reinsurance, was 6.1 percentage points higher than last year’s second quarter. The second-quarter 2017 amount of total large losses incurred helped contribute to the increase in the six-month 2017 total large loss ratio, compared with 2016, offsetting a first-quarter 2017 ratio that was 1.6 points lower than the first quarter of 2016. We believe results for the three-month period largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

EXCESS AND SURPLUS LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2017	2016	% Change	2017	2016	% Change
Earned premiums	$52	$45	16	$100	$88	14
Fee revenues	1	—	nm	1	—	nm
Total revenues	53	45	18	101	88	15

Loss and loss expenses from:
Current accident year before catastrophe losses	29	26	12	55	53	4
Current accident year catastrophe losses	—	2	(100)	1	2	(50)
Prior accident years before catastrophe losses	(9)	(1)	nm	(22)	(15)	(47)
Prior accident years catastrophe losses	—	—	0	—	—	0
Loss and loss expenses	20	27	(26)	34	40	(15)
Underwriting expenses	14	13	8	30	26	15
Underwriting profit	$19	$5	280	$37	$22	68

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	54.2%	56.7%	(2.5)	54.8%	59.8%	(5.0)
Current accident year catastrophe losses	0.9	3.2	(2.3)	1.1	1.9	(0.8)
Prior accident years before catastrophe losses	(17.0)	(1.9)	(15.1)	(22.0)	(16.4)	(5.6)
Prior accident years catastrophe losses	0.4	0.0	0.4	0.0	(0.1)	0.1
Loss and loss expenses	38.5	58.0	(19.5)	33.9	45.2	(11.3)
Underwriting expenses	27.7	29.4	(1.7)	30.4	29.4	1.0
Combined ratio	66.2%	87.4%	(21.2)	64.3%	74.6%	(10.3)

Combined ratio	66.2%	87.4%	(21.2)	64.3%	74.6%	(10.3)
Contribution from catastrophe losses and prior years reserve development	(15.7)	1.3	(17.0)	(20.9)	(14.6)	(6.3)
Combined ratio before catastrophe losses and prior years reserve development	81.9%	86.1%	(4.2)	85.2%	89.2%	(4.0)

 Overview
Performance highlights for the excess and surplus lines segment include:

•	Premiums – Excess and surplus lines net written premiums continued to grow due to increases in both renewal and new business written premiums during the second quarter and first six months of 2017.
Renewal written premiums rose 16 percent and 17 percent for the three and six months ended June 30, 2017, compared with the same periods of 2016, reflecting the opportunity to renew many accounts for the first time, as well as higher renewal pricing. For the first six months of 2017, excess and surplus lines policy renewals experienced estimated average percentage price increases in the low-single-digit range. We measure average changes in excess and surplus lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies.
New business written premiums produced by agencies increased 31 percent for the second quarter and 28 percent for the first six months of 2017, compared with the same periods of 2016, reflecting an increase in our marketing efforts as we continued to carefully underwrite each policy in a highly competitive market. Some of what we report as new business came from accounts that were not new to our agents. We believe our agents’ seasoned accounts tend to be priced more accurately than business that may be less familiar to them.

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

Excess and Surplus Lines Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2017	2016	% Change	2017	2016	% Change
Agency renewal written premiums	$43	$37	16	$83	$71	17
Agency new business written premiums	21	16	31	37	29	28
Other written premiums	(3)	(2)	(50)	(6)	(4)	(50)
Net written premiums	61	51	20	114	96	19
Unearned premium change	(9)	(6)	(50)	(14)	(8)	(75)
Earned premiums	$52	$45	16	$100	$88	14

•
Combined ratio – The excess and surplus lines combined ratio improved by 21.2 percentage points for the second quarter of 2017, compared with the same period of 2016. The decrease was primarily due to more favorable reserve development on prior accident years. For the first six months of 2017, the combined ratio improved by 10.3 percentage points, compared with the first six months of 2016, driven by lower ratios for current accident year losses and loss expenses before catastrophe losses and more favorable reserve development on prior accident years.

Excess and surplus lines net favorable reserve development on prior accident years, as a ratio to earned premiums, was 16.6 percent and 22.0 percent for the second quarter and first six months of 2017, compared with 1.9 percent and 16.5 percent for the same periods of 2016. Approximately three-fourths of the net favorable reserve development recognized during the first six months of 2017 was attributable to accident years 2015 and 2014. The favorable reserve development was due primarily to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2016 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 48.
The underwriting expense ratio for the second quarter of 2017 decreased, compared with the same period of 2016, reflecting higher earned premiums, ongoing expense management efforts and a lower level of profit-sharing commissions for agencies. For the first six months of 2017, the underwriting expense ratio increased, compared with the same period of 2016, primarily due to strategic investments that include enhancement of underwriting expertise, such as upgrades to systems used in underwriting or billing excess and surplus lines insurance policies.

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

Excess and Surplus Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended June 30,			Six months ended June 30,
	2017	2016	% Change	2017	2016	% Change
Current accident year losses greater than $5 million	$—	$—	nm	$—	$—	nm
Current accident year losses $1 million - $5 million	—	1	(100)	—	1	(100)
Large loss prior accident year reserve development	1	1	0	1	1	0
Total large losses incurred	1	2	(50)	1	2	(50)
Losses incurred but not reported	(10)	9	nm	(11)	7	nm
Other losses excluding catastrophe losses	19	5	280	27	14	93
Catastrophe losses	1	2	(50)	1	2	(50)
Total losses incurred	$11	$18	(39)	$18	$25	(28)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	—%	—%	0.0	—%	—%	0.0
Current accident year losses $1 million - $5 million	—	2.2	(2.2)	—	1.1	(1.1)
Large loss prior accident year reserve development	2.3	1.7	0.6	1.1	0.7	0.4
Total large loss ratio	2.3	3.9	(1.6)	1.1	1.8	(0.7)
Losses incurred but not reported	(20.2)	20.3	(40.5)	(11.3)	7.8	(19.1)
Other losses excluding catastrophe losses	37.0	12.7	24.3	27.4	16.6	10.8
Catastrophe losses	1.2	3.1	(1.9)	1.0	1.7	(0.7)
Total loss ratio	20.3%	40.0%	(19.7)	18.2%	27.9%	(9.7)

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the second quarter of 2017, the excess and surplus lines total ratio for large losses, net of reinsurance, was 1.6 percentage points lower than last year’s second quarter. The second-quarter 2016 amount of total large losses incurred helped contribute to the decrease in the six-month 2017 total large loss ratio, compared with 2016, offsetting a first-quarter 2017 ratio that was 0.1 points higher than the first quarter of 2016. We believe results for the three-month period largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

LIFE INSURANCE RESULTS

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2017	2016	% Change	2017	2016	% Change
Earned premiums	$60	$59	2	$117	$117	0
Fee revenues	1	1	0	3	2	50
Total revenues	61	60	2	120	119	1
Contract holders' benefits incurred	60	62	(3)	125	125	0
Investment interest credited to contract holders'	(23)	(22)	(5)	(46)	(44)	(5)
Underwriting expenses incurred	20	19	5	37	38	(3)
Total benefits and expenses	57	59	(3)	116	119	(3)
Life insurance segment profit	$4	$1	300	$4	$—	nm

Overview
Performance highlights for the life insurance segment include:

•
Revenues – Revenues increased for the six months ended June 30, 2017, due to higher earned premiums from term insurance products and higher fee revenues, partially offset by less earned premiums from other life insurance.

Net in-force life insurance policy face amounts increased to $59.126 billion at June 30, 2017, from $56.808 billion at year-end 2016.
Fixed annuity deposits received for the three and six months ended June 30, 2017, were $7 million and $17 million compared with $14 million and $26 million for same periods of 2016. Fixed annuity deposits have a minimal impact to earned premiums because deposits received are initially recorded as liabilities. Profit is earned over time by way of interest-rate spreads. We do not write variable or equity-indexed annuities.

Life Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2017	2016	% Change	2017	2016	% Change
Term life insurance	$41	$38	8	$79	$75	5
Universal life insurance	11	10	10	21	21	0
Other life insurance, annuity and disability income products	8	11	(27)	17	21	(19)
Net earned premiums	$60	$59	2	$117	$117	0

•
Profitability – Our life insurance segment typically reports a small profit or loss on a GAAP basis because profits from investment income spreads are included in our investment segment results. We include only investment income credited to contract holders (including interest assumed in life insurance policy reserve calculations) in our life insurance segment results. A gain of $4 million for our life insurance segment in the first six months of 2017, compared with a gain of less than $1 million for the same period of 2016, was largely due to more favorable mortality results.

Life insurance segment benefits and expenses consist principally of contract holders’ (policyholders’) benefits incurred related to traditional life and interest-sensitive products and operating expenses incurred, net of deferred acquisition costs. Total benefits were flat in the first six months of 2017. Life policy and investment contract reserves increased with continued growth in net in-force life insurance policy face amounts. Mortality results decreased from the same period of 2016 and were less than our 2017 projections.
Underwriting expenses for the first six months of 2017 decreased compared with the same period a year ago. For the first six months of 2017, unlocking of interest rate and other actuarial assumptions increased the amount of expenses deferred to future periods, decreasing underwriting expenses. For the first six months of 2016, unlocking decreased the amount of expenses deferred to future periods, increasing underwriting expenses.

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

We recognize that assets under management, capital appreciation and investment income are integral to evaluating the success of the life insurance segment because of the long duration of life products. On a basis that includes investment income and realized gains or losses from life-insurance-related invested assets, the life insurance company reported a net profit of $12 million and $25 million in the three and six months ended June 30, 2017, compared with a net profit of $12 million and $22 million for the same periods of 2016. The life insurance company portfolio had net after-tax realized investment losses of $1 million and net after-tax realized investment gains of $2 million for the three and six months ended June 30, 2017, compared with less than $1 million and $1 million of net after-tax realized investment gains for the three and six months ended June 30, 2016.

INVESTMENTS RESULTS

Overview
The investments segment contributes investment income and realized gains and losses to results of operations. Investments traditionally are our primary source of pretax and after-tax profits.

Investment Income
Pretax investment income increased 1 percent and 2 percent for the three and six months ended June 30, 2017, compared with the same periods of 2016. Interest income rose due to net purchases of fixed-maturity securities that offset the continuing effects of the low interest rate environment. Higher dividend income reflected rising dividend rates and net purchases of equity securities.

Investments Results

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2017	2016	% Change	2017	2016	% Change
Total investment income, net of expenses	$151	$149	1	$300	$294	2
Investment interest credited to contract holders'	(23)	(22)	(5)	(46)	(44)	(5)
Realized investment gains, net	(11)	44	nm	149	105	42
Investments profit, pretax	$117	$171	(32)	$403	$355	14

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

(Dollars in millions)	% Yield	Principal redemptions
At June 30, 2017
Fixed-maturity pretax yield profile:
Expected to mature during the remainder of 2017	5.12%	$289
Expected to mature during 2018	5.70	923
Expected to mature during 2019	6.22	743
Average yield and total expected redemptions from the remainder of 2017 through 2019	5.81	$1,955

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

The table below shows the average pretax yield-to-amortized cost for fixed-maturity securities acquired during the periods indicated. The average yield for total fixed-maturity securities acquired during the first six months of 2017 was lower than the 4.54 percent average yield-to-amortized cost of the fixed-maturity securities portfolio at the end of 2016. Our fixed-maturity portfolio's average yield of 4.46 percent for the first six months of 2017, from the investment income table below, was also lower than that yield for the year-end 2016 fixed-maturities portfolio.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Average pretax yield-to-amortized cost on new fixed-maturities:
Acquired taxable fixed-maturities	3.75%	4.30%	4.08%	4.50%
Acquired tax-exempt fixed-maturities	3.33	2.96	3.39	3.01
Average total fixed-maturities acquired	3.53	4.03	3.73	4.08

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

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2017	2016	% Change	2017	2016	% Change
Investment income:
Interest	$111	$110	1	$222	$219	1
Dividends	42	41	2	81	78	4
Other	1	—	nm	2	1	100
Less investment expenses	3	2	50	5	4	25
Investment income, pretax	151	149	1	300	294	2
Less income taxes	36	35	3	71	70	1
Total investment income, after-tax	$115	$114	1	$229	$224	2

Investment returns:
Average invested assets plus cash and cash equivalents	$16,447	$15,223		$16,298	$15,014
Average yield pretax	3.67%	3.92%		3.68%	3.92%
Average yield after-tax	2.80	3.00		2.81	2.98
Effective tax rate	23.7	23.9		23.6	23.8

Fixed-maturity returns:
Average amortized cost	$10,044	$9,480		$9,953	$9,421
Average yield pretax	4.42%	4.64%		4.46%	4.65%
Average yield after-tax	3.23	3.38		3.26	3.38
Effective tax rate	26.8	27.3		26.9	27.3

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

Net Realized Gains and Losses
We reported net realized investment losses of $11 million for the second quarter of 2017 and net realized investment gains of $149 million for the six months ended June 30, 2017, compared with $44 million and $105 million of net realized investment gains for the same periods of 2016. The total net realized investment gains for the first six months of 2017 included $142 million in net gains from sales of various common and preferred stock holdings, compared with $99 million for the same period of 2016.

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

Of the 3,430 securities in the portfolio, one fixed-maturity security and no equity securities were trading below 70 percent of amortized cost at June 30, 2017. Our asset impairment committee regularly monitors the portfolio, including a quarterly review of the entire portfolio for potential OTTI charges. We believe that if liquidity in the markets were to significantly deteriorate or economic conditions were to significantly weaken, we could experience declines in portfolio values and possibly additional OTTI charges.

The table below provides additional detail for OTTI charges:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Fixed maturities:
Utilities	$—	$—	$—	$2
Banking	6	—	6	—
Total fixed maturities	6	—	6	2
Common equities:
Energy	3	—	3	—
Total common equities	3	—	3	—
Total	$9	$—	$9	$2

OTHER
We report as Other the noninvestment operations of the parent company and a noninsurance subsidiary, CFC Investment Company. We also report as Other the underwriting results of Cincinnati Re, our reinsurance assumed operation, including earned premiums, loss and loss expenses and underwriting expenses.

Total revenues for the first six months of 2017 for our Other operations increased, compared with the same period of 2016, primarily due to earned premiums from Cincinnati Re. Total expenses for Other also increased for the first six months of 2017, primarily due to losses and loss expenses and underwriting expenses from Cincinnati Re.

Other loss in the table below represents losses before income taxes. The net result of Cincinnati Re for the first six months of 2017 was an underwriting profit of approximately $9 million. For both periods shown, Other loss resulted largely from interest expense from debt of the parent company.

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2017	2016	% Change	2017	2016	% Change
Interest and fees on loans and leases	$1	$1	0	$2	$2	0
Earned premiums	26	10	160	48	20	140
Other revenues	—	1	(100)	—	1	(100)
Total revenues	27	12	125	50	23	117
Interest expense	13	13	0	26	26	0
Loss and loss expenses	13	8	63	21	14	50
Underwriting expenses	9	3	200	18	6	200
Operating expenses	4	5	(20)	8	7	14
Total expenses	39	29	34	73	53	38
Other loss	$(12)	$(17)	29	$(23)	$(30)	23

TAXES
We had $28 million and $103 million of income tax expense for the three and six months ended June 30, 2017, compared with $43 million and $120 million for the same periods of 2016. The effective tax rates for the three and six months ended June 30, 2017, were 21.9 percent and 25.5 percent compared with 25.9 percent and 27.8 percent for the same periods last year. The change in our effective tax rate was primarily due to changes in pretax income from underwriting results and realized investment gains and losses, with immaterial changes in the amount of permanent book-tax differences. For the three and six months ended June 30, 2017, the change in our effective tax rate also reflected the adoption of ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.

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

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2017, shareholders’ equity was $7.373 billion, compared with $7.060 billion at December 31, 2016. Total debt was $804 million at June 30, 2017, down $3 million from December 31, 2016. At June 30, 2017, cash and cash equivalents totaled $606 million, compared with $777 million at December 31, 2016.

SOURCES OF LIQUIDITY

Subsidiary Dividends
Our lead insurance subsidiary declared dividends of $190 million to the parent company in the first six months of 2017, compared with $200 million for the same period of 2016. For full-year 2016, subsidiary dividends declared totaled $475 million. State of Ohio regulatory requirements restrict the dividends our insurance subsidiary can pay. For full-year 2017, total dividends that our insurance subsidiary could pay to our parent company without regulatory approval are approximately $469 million.

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

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

The table below shows a summary of operating cash flow for property casualty insurance (direct method):

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2017	2016	% Change	2017	2016	% Change
Premiums collected	$1,265	$1,185	7	$2,506	$2,349	7
Loss and loss expenses paid	(695)	(629)	(10)	(1,389)	(1,191)	(17)
Commissions and other underwriting expenses paid	(333)	(321)	(4)	(830)	(763)	(9)
Cash flow from underwriting	237	235	1	287	395	(27)
Investment income received	97	96	1	202	198	2
Cash flow from operations	$334	$331	1	$489	$593	(18)

Collected premiums for property casualty insurance rose $157 million during the first six months of 2017, compared with the same period in 2016. Loss and loss expenses paid increased $198 million, including an $85 million increase for catastrophe losses and loss expenses. Commissions and other underwriting expenses paid rose $67 million, primarily due to higher commissions paid to agencies, reflecting the increase in collected premiums.

We discuss our future obligations for claims payments and for underwriting expenses in our 2016 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 91, and Other Commitments also on Page 91.

Capital Resources
At June 30, 2017, our debt-to-total-capital ratio was 9.8 percent, with $787 million in long-term debt and $17 million in borrowing on our revolving short-term line of credit. That line of credit had a $20 million balance at December 31, 2016. At June 30, 2017, $208 million was available for future cash management needs. Based on our capital requirements at June 30, 2017, we do not anticipate a material increase in debt levels during the remainder of 2017. As a result, we expect changes in our debt-to-total-capital ratio to continue to be largely a function of the contribution of unrealized investment gains or losses to shareholders’ equity.

We provide details of our three, long-term notes in this quarterly report Item 1, Note 3 – Fair Value Measurements. None of the notes are encumbered by rating triggers.

Four independent ratings firms award insurer financial strength ratings to our property casualty insurance companies and three firms rate our life insurance company. Those firms made no changes to our parent company debt ratings during the first six months of 2017. Our debt ratings are discussed in our 2016 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, Other Sources of Liquidity, Page 89.

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

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

•
Commissions – Commissions paid were $519 million in the first six months of 2017. Commission payments generally track with written premiums, except for annual profit-sharing commissions typically paid during the first quarter of the year.

•
Other underwriting expenses – Many of our underwriting expenses are not contractual obligations, but reflect the ongoing expenses of our business. Noncommission underwriting expenses paid were $311 million in the first six months of 2017.

•
Technology costs – In addition to contractual obligations for hardware and software, we anticipate capitalizing up to $7 million in spending for key technology initiatives in 2017. Capitalized development costs related to key technology initiatives were $4 million in the first six months of 2017. These activities are conducted at our discretion, and we have no material contractual obligations for activities planned as part of these projects.

We contributed $5 million to our qualified pension plan during the first six months of 2017.

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

Uses of Capital
Uses of cash to enhance shareholder return include dividends to shareholders. In January and May 2017, the board of directors declared regular quarterly cash dividends of 50 cents per share for an indicated annual rate of $2.00 per share. During the first six months of 2017, we used $158 million to pay cash dividends to shareholders.

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

Total gross reserves at June 30, 2017, increased $178 million compared with December 31, 2016. Case loss reserves for losses increased $105 million, IBNR loss reserves increased by $41 million and loss expense reserves increased by $32 million. Accounting for most of the total gross increase was the aggregate of our commercial casualty, commercial auto and commercial property lines of business and our Cincinnati Re reinsurance assumed operation.

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

Property Casualty Gross Reserves

(Dollars in millions)	Loss reserves		Loss expense reserves	Total gross reserves
	Case reserves	IBNR reserves			Percent of total
At June 30, 2017
Commercial lines insurance:
Commercial casualty	$959	$569	$578	$2,106	40.3%
Commercial property	271	30	58	359	6.9
Commercial auto	393	107	113	613	11.8
Workers' compensation	382	541	94	1,017	19.5
Other commercial	112	17	69	198	3.8
Subtotal	2,117	1,264	912	4,293	82.3
Personal lines insurance:
Personal auto	234	37	65	336	6.5
Homeowner	114	20	30	164	3.1
Other personal	56	45	5	106	2.0
Subtotal	404	102	100	606	11.6
Excess and surplus lines	102	74	67	243	4.7
Cincinnati Re	13	56	2	71	1.4
Total	$2,636	$1,496	$1,081	$5,213	100.0%
At December 31, 2016
Commercial lines insurance:
Commercial casualty	$928	$553	$556	$2,037	40.5%
Commercial property	253	28	58	339	6.7
Commercial auto	374	86	103	563	11.2
Workers' compensation	382	553	95	1,030	20.4
Other commercial	116	19	75	210	4.2
Subtotal	2,053	1,239	887	4,179	83.0
Personal lines insurance:
Personal auto	228	24	66	318	6.3
Homeowner	102	22	29	153	3.0
Other personal	46	47	5	98	2.0
Subtotal	376	93	100	569	11.3
Excess and surplus lines	94	86	61	241	4.8
Cincinnati Re	8	37	1	46	0.9
Total	$2,531	$1,455	$1,049	$5,035	100.0%

LIFE POLICY AND INVESTMENT CONTRACT RESERVES
Gross life policy and investment contract reserves were $2.702 billion at June 30, 2017, compared with $2.671 billion at year-end 2016, reflecting continued growth in life insurance policies in force. We discuss our life insurance reserving practices in our 2016 Annual Report on Form 10-K, Item 7, Life Insurance Policyholder Obligations and Reserves, Page 100.

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

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

The fair value of our investment portfolio was $16.301 billion at June 30, 2017, up $882 million from year-end 2016, including a $417 million increase in the fixed-maturity portfolio and a $465 million increase in the equity portfolio.

(Dollars in millions)	At June 30, 2017				At December 31, 2016
	Cost or amortized cost	Percent of total	Fair value	Percent of total	Cost or amortized cost	Percent of total	Fair value	Percent of total
Taxable fixed maturities	$6,441	48.3%	$6,734	41.3%	$6,381	49.9%	$6,630	43.0%
Tax-exempt fixed maturities	3,665	27.5	3,768	23.1	3,418	26.7	3,455	22.4
Common equity securities	3,038	22.8	5,581	34.2	2,812	22.0	5,123	33.2
Nonredeemable preferred equity securities	180	1.4	218	1.4	183	1.4	211	1.4
Total	$13,324	100.0%	$16,301	100.0%	$12,794	100.0%	$15,419	100.0%

At June 30, 2017, our consolidated investment portfolio included $6 million of assets for which values are based on prices or valuation techniques that require significant management judgment (Level 3 assets). This represented less than 1 percent of investment portfolio assets measured at fair value. See Item 1, Note 3, Fair Value Measurements, for additional discussion of our valuation techniques. We have generally obtained and evaluated two nonbinding quotes from brokers; then, our investment professionals determined our best estimate of fair value. These investments include private placements, small issues and various thinly traded securities.

In addition to our investment portfolio, the total investments amount reported in our condensed consolidated balance sheets includes Other invested assets. Other invested assets included $31 million of life policy loans, $28 million of private equity investments and $34 million of real estate through direct property ownership and development projects in the United States at June 30, 2017.

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

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

In the first six months of 2017, the increase in fair value of our fixed-maturity portfolio was driven by the combination of net purchases of securities and an increase in net unrealized gains that primarily reflected a slight decrease in interest rates and a slight decline in corporate credit spreads. At June 30, 2017, our fixed-maturity portfolio with an average rating of A2/A was valued at 103.9 percent of its amortized cost, compared with 102.9 percent at December 31, 2016.

At June 30, 2017, our investment-grade and noninvestment-grade fixed-maturity securities represented 87.9 percent and 3.9 percent of the portfolio, respectively. The remaining 8.2 percent represented fixed-maturity securities that were not rated by Moody's or S&P Global Ratings.

Attributes of the fixed-maturity portfolio include:

	At June 30, 2017		At December 31, 2016
Weighted average yield-to-amortized cost	4.52%		4.54%
Weighted average maturity	7.5	yrs	7.1	yrs
Effective duration	5.2	yrs	5.0	yrs

We discuss maturities of our fixed-maturity portfolio in our 2016 Annual Report on Form 10-K, Item 8, Note 2, Investments, Page 129, and in this quarterly report Item 2, Investments Results.

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

TAXABLE FIXED MATURITIES
Our taxable fixed-maturity portfolio, with a fair value of $6.734 billion at June 30, 2017, included:

(Dollars in millions)	At June 30, 2017	At December 31, 2016
Investment-grade corporate	$5,385	$5,336
Noninvestment-grade corporate	412	445
States, municipalities and political subdivisions	386	373
Commercial mortgage-backed	289	287
Government sponsored enterprises	232	164
United States government	15	10
Foreign government	10	10
Convertibles and bonds with warrants attached	5	5
Total	$6,734	$6,630

Our strategy is to buy, and typically hold, fixed-maturity investments to maturity, but we monitor credit profiles and fair value movements when determining holding periods for individual securities. With the exception of United States agency issues that include government-sponsored enterprises, no individual issuer’s securities accounted for more than 1.2 percent of the taxable fixed-maturity portfolio at June 30, 2017. Our investment-grade corporate bonds had an average rating of Baa2 by Moody’s or BBB+ by S&P Global Ratings and represented 80.0 percent of the taxable fixed-maturity portfolio’s fair value at June 30, 2017, compared with 80.5 percent at year-end 2016.

The heaviest concentration in our investment-grade corporate bond portfolio, based on fair value at
June 30, 2017, was the financial sector. It represented 44.5 percent of our investment-grade corporate bond portfolio, compared with 42.5 percent at year-end 2016. No other sector exceeded 10 percent of our investment-grade corporate bond portfolio.

Most of the $386 million of securities issued by states, municipalities and political subdivisions included in our taxable fixed-maturity portfolio at June 30, 2017, were Build America Bonds.

Our taxable fixed-maturity portfolio at June 30, 2017, included $289 million of commercial mortgage-backed securities with an average rating of Aa1/AA.

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

TAX-EXEMPT FIXED MATURITIES
At June 30, 2017, we had $3.768 billion of tax-exempt fixed-maturity securities with an average rating of Aa2/AA by Moody’s and S&P Global Ratings. We traditionally have purchased municipal bonds focusing on general obligation and essential services issues, such as water, waste disposal or others. The portfolio is well diversified among approximately 1,400 municipal bond issuers. No single municipal issuer accounted for more than 0.7 percent of the tax-exempt fixed-maturity portfolio at June 30, 2017.

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

The table below summarizes the effect of hypothetical changes in interest rates on the fair value of the fixed-maturity portfolio:

(Dollars in millions)	Effect from interest rate change in basis points
	-200	-100	-	100	200
At June 30, 2017	$11,616	$11,058	$10,502	$9,951	$9,431
At December 31, 2016	$11,131	$10,603	$10,085	$9,577	$9,094

The effective duration of the fixed-maturity portfolio as of June 30, 2017, was 5.2 years, up from 5.0 years at year-end 2016. The above table is a theoretical presentation showing that an instantaneous, parallel shift in the yield curve of 100 basis points could produce an approximately 5.3 percent change in the fair value of the fixed-maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value are to changes in the general level of interest rates, exclusive of call features. The fair values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.

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

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

EQUITY INVESTMENTS
Our equity investments, with a fair value totaling $5.799 billion at June 30, 2017, included $5.581 billion of common stock securities of companies generally with strong indications of paying and growing their dividends. Other criteria we evaluate include increasing sales and earnings, proven management and a favorable outlook. We believe our equity investment style is an appropriate long-term strategy. While our long-term financial position would be affected by prolonged changes in the market valuation of our investments, we believe our strong surplus position and cash flow provide a cushion against short-term fluctuations in valuation. Continued payment of cash dividends by the issuers of our common equity holdings can provide a floor to their valuation.

The table below summarizes the effect of hypothetical changes in market prices on fair value of our equity portfolio.

(Dollars in millions)	Effect from market price change in percent
	-30%	-20%	-10%	—	10%	20%	30%
At June 30, 2017	$4,059	$4,639	$5,219	$5,799	$6,379	$6,959	$7,539
At December 31, 2016	$3,734	$4,267	$4,801	$5,334	$5,867	$6,401	$6,934

At June 30, 2017, JP Morgan Chase & Co. (NYSE:JPM) was our largest single common stock holding with a fair value of $206 million, or 3.7 percent of our publicly traded common stock portfolio and 1.3 percent of the total investment portfolio. Twenty-nine holdings among eight different sectors each had a fair value greater than $100 million.

Common Stock Portfolio Industry Sector Distribution

	Percent of common stock portfolio
	At June 30, 2017		At December 31, 2016
	Cincinnati Financial	S&P 500 Industry Weightings	Cincinnati Financial	S&P 500 Industry Weightings
Sector:
Information technology	16.4%	22.3%	17.6%	20.8%
Financial	15.3	14.5	15.6	14.8
Industrials	15.1	10.3	14.9	10.3
Healthcare	14.5	14.5	12.6	13.6
Consumer discretionary	13.7	12.3	10.4	12.0
Consumer staples	8.5	9.0	10.3	9.4
Energy	7.1	6.0	8.5	7.5
Materials	5.5	2.9	5.8	2.8
Utilities	2.2	3.2	2.2	3.2
Telecomm services	1.7	2.1	2.1	2.7
Real Estate	—	2.9	—	2.9
Total	100.0%	100.0%	100.0%	100.0%

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

UNREALIZED INVESTMENT GAINS AND LOSSES
At June 30, 2017, unrealized investment gains before taxes for the consolidated investment portfolio totaled
$3.028 billion and unrealized investment losses amounted to $51 million.

The net unrealized investment gains at June 30, 2017, consisted of a pretax net gain position in our fixed-maturity portfolio of $396 million and a net gain position in our equity portfolio of $2.581 billion. The net gain position in our fixed-maturity portfolio increased in the first six months of 2017 primarily due to slight declines in both interest rates and corporate credit spreads. The net gain position for our current fixed-maturity holdings will naturally decline over time as individual securities mature. In addition, changes in interest rates can cause rapid, significant changes in fair values of fixed-maturity securities and the net gain position, as discussed in Quantitative and Qualitative Disclosures About Market Risk. Events or factors such as economic growth or recession can also affect the fair value of our equity securities. The seven largest contributors to our common stock portfolio net gain position were Honeywell International Inc. (NYSE:HON), JP Morgan Chase, Hasbro Inc. (Nasdaq:HAS), Blackrock Inc. (NYSE:BLK), Apple Inc. (Nasdaq:AAPL), Johnson & Johnson (NYSE:JNJ) and Microsoft Corporation (Nasdaq:MSFT) which had a combined gross unrealized gain position of $829 million.

Unrealized Investment Losses
We expect the number of securities trading below amortized cost to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, amortized costs for some securities are revised through OTTI recognized in prior periods. At June 30, 2017, 486 of the 3,430 securities we owned had fair values below amortized cost, compared with 784 of the 3,315 securities we owned at year-end 2016. The 486 holdings with fair values below cost or amortized cost at June 30, 2017, represented 10.4 percent of the fair value of our investment portfolio and $51 million in unrealized losses.

•
482 of the 486 holdings had fair value between 90 percent and 100 percent of amortized cost at June 30, 2017. Four of these 482 holdings are equity securities that may be subject to OTTI charges taken through earnings should they not recover by the recovery dates we determined. The fair value of these four equity securities was $354 million, and they accounted for $16 million in unrealized losses. The remaining 478 securities primarily consist of fixed-maturity securities whose current valuation is largely the result of interest rate factors. The fair value of these 478 securities was $1.333 billion, and they accounted for $33 million in unrealized losses.

•
Three of the 486 holdings had fair value between 70 percent and 90 percent of amortized cost at June 30, 2017. None of these holdings were equity securities. We believe the three fixed-maturity securities will continue to pay interest and ultimately pay principal upon maturity. The issuers of these three securities have strong cash flow to service their debt and meet their contractual obligation to make principal payments. The fair value of these securities was $12 million, and they accounted for $2 million in unrealized losses.

•
One holding had fair value below 70 percent of amortized cost at June 30, 2017. It is a fixed-maturity security whose current valuation is largely the result of interest rate factors. The fair value of this security was $1 million, and it accounted for less than $1 million in unrealized losses.

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

The table below reviews fair values and unrealized losses by investment category and by the overall duration of the securities’ continuous unrealized loss position.

(Dollars in millions)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At June 30, 2017	value	losses	value	losses	value	losses
Fixed maturity securities:
Corporate	$290	$8	$136	$6	$426	$14
States, municipalities and political subdivisions	665	17	2	—	667	17
Commercial mortgage-backed securities	53	1	3	—	56	1
Government-sponsored enterprises	190	3	—	—	190	3
United States government	7	—	—	—	7	—
Subtotal	1,205	29	141	6	1,346	35
Equity securities:
Common equities	354	16	—	—	354	16
Subtotal	354	16	—	—	354	16
Total	$1,559	$45	$141	$6	$1,700	$51
At December 31, 2016
Fixed maturity securities:
Corporate	$733	$15	$189	$11	$922	$26
States, municipalities and political subdivisions	989	42	—	—	989	42
Commercial mortgage-backed	89	2	2	—	91	2
Government-sponsored enterprises	155	3	—	—	155	3
United States government	6	—	—	—	6	—
Subtotal	1,972	62	191	11	2,163	73
Equity securities:
Common equities	103	9	—	—	103	9
Nonredeemable preferred equities	4	—	—	—	4	—
Subtotal	107	9	—	—	107	9
Total	$2,079	$71	$191	$11	$2,270	$82

At June 30, 2017, 23 fixed-maturity securities with a total unrealized loss of $6 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity security had a fair value below 70 percent of amortized cost; three fixed-maturity securities with a fair value of $12 million had a fair value from 70 percent to less than 90 percent of amortized cost and accounted for $2 million in unrealized losses; and 20 fixed-maturity securities with a fair value of $129 million had fair values from 90 percent to less than 100 percent of amortized cost and accounted for $4 million in unrealized losses.

At June 30, 2017, no equity securities had been in an unrealized loss position for 12 months or more.

At June 30, 2017, applying our invested asset impairment policy, we determined that the total of $6 million, for securities in an unrealized loss position for 12 months or more in the table above, was not other-than-temporarily impaired.

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

During the second quarter of 2017, six securities were written down through an impairment charge, for a total of six during the first six months of 2017, as none were written down during the first quarter of 2017. OTTI resulted in pretax, noncash charges of $9 million for the three and six months ended June 30, 2017. During the first six months of 2016, four securities were written down resulting in $2 million in OTTI charges.

During full-year 2016, we wrote down four securities and recorded $2 million in OTTI charges. At December 31, 2016, 32 fixed-maturity investments with a total unrealized loss of $11 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity investments had fair values below 70 percent of amortized cost. There were no equity security investments in an unrealized loss position for 12 months or more as of December 31, 2016.

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

The following table summarizes the investment portfolio by severity of decline:

(Dollars in millions)	Number of issues	Cost or amortized cost	Fair value	Gross unrealized gain (loss)	Gross investment income
At June 30, 2017
Taxable fixed maturities:
Fair valued below 70% of amortized cost	1	$1	$1	$—	$—
Fair valued at 70% to less than 100% of amortized cost	213	773	754	(19)	12
Fair valued at 100% and above of amortized cost	1,274	5,667	5,979	312	146
Investment income on securities sold in current year	—	—	—	—	5
Total	1,488	6,441	6,734	293	163
Tax-exempt fixed maturities:
Fair valued below 70% of amortized cost	—	—	—	—	—
Fair valued at 70% to less than 100% of amortized cost	268	607	591	(16)	8
Fair valued at 100% and above of amortized cost	1,578	3,058	3,177	119	50
Investment income on securities sold in current year	—	—	—	—	2
Total	1,846	3,665	3,768	103	60
Common equities:
Fair valued below 70% of cost	—	—	—	—	—
Fair valued at 70% to less than 100% of cost	4	370	354	(16)	4
Fair valued at 100% and above of cost	62	2,668	5,227	2,559	69
Investment income on securities sold in current year	—	—	—	—	2
Total	66	3,038	5,581	2,543	75
Nonredeemable preferred equities:
Fair valued below 70% of cost	—	—	—	—	—
Fair valued at 70% to less than 100% of cost	—	—	—	—	—
Fair valued at 100% and above of cost	30	180	218	38	6
Investment income on securities sold in current year	—	—	—	—	—
Total	30	180	218	38	6
Portfolio summary:
Fair valued below 70% of cost or amortized cost	1	1	1	—	—
Fair valued at 70% to less than 100% of cost or amortized cost	485	1,750	1,699	(51)	24
Fair valued at 100% and above of cost or amortized cost	2,944	11,573	14,601	3,028	271
Investment income on securities sold in current year	—	—	—	—	9
Total	3,430	$13,324	$16,301	$2,977	$304

At December 31, 2016
Portfolio summary:
Fair valued below 70% of cost or amortized cost	—	$—	$—	$—	$—
Fair valued at 70% to less than 100% of cost or amortized cost	784	2,352	2,270	(82)	62
Fair valued at 100% and above of cost or amortized cost	2,531	10,442	13,149	2,707	501
Investment income on securities sold in current year	—	—	—	—	38
Total	3,315	$12,794	$15,419	$2,625	$601

See our 2016 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Asset Impairment, Page 53.

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures – The company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)).

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company’s management, with the participation of the company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of June 30, 2017. Based upon that evaluation, the company’s chief executive officer and chief financial officer concluded that the design and operation of the company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure:

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

Changes in Internal Control over Financial Reporting – During the three months ended June 30, 2017, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any of our shares that were not registered under the Securities Act during the first six months of 2017. Our repurchase program was expanded on October 22, 2007, to increase our repurchase authorization to approximately 13 million shares. Our repurchase program does not have an expiration date. We have 2,542,065 shares available for purchase under our programs at June 30, 2017.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1-30, 2017	—	—	—	3,342,065
May 1-31, 2017	800,000	$69.73	800,000	2,542,065
June 1-30, 2017	—	—	—	2,542,065
Totals	800,000	69.73	800,000

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

Item 6.    Exhibits

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of Cincinnati Financial Corporation (incorporated by reference to the company’s 2010 Annual Report on Form 10-K dated February 25, 2011, Exhibit 3.1)
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

Cincinnati Financial Corporation Second-Quarter 2017 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINCINNATI FINANCIAL CORPORATION
Date: August 2, 2017

/S/ Michael J. Sewell
Michael J. Sewell, CPA
Chief Financial Officer, Senior Vice President and Treasurer
(Principal Accounting Officer)

Cincinnati Financial Corporation Second-Quarter 2017 10-Q