Form 10-Q
period 2017-09-30
CINCINNATI FINANCIAL CORP
filed 2017-10-26
CIK 20286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)
☑        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2017.

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
☐Yes ☑ No

As of October 20, 2017, there were 164,071,775 shares of common stock outstanding.

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2017

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

Part I – Financial Information
Item 1.    Financial Statements (unaudited)

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

(Dollars in millions except per share data)	September 30,	December 31,
	2017	2016
Assets
Investments
Fixed maturities, at fair value (amortized cost: 2017—$10,135; 2016—$9,799)	$10,540	$10,085
Equity securities, at fair value (cost: 2017—$3,264; 2016—$2,995)	6,025	5,334
Other invested assets	99	81
Total investments	16,664	15,500
Cash and cash equivalents	674	777
Investment income receivable	128	134
Finance receivable	56	51
Premiums receivable	1,640	1,533
Reinsurance recoverable	522	545
Prepaid reinsurance premiums	44	62
Deferred policy acquisition costs	676	637
Land, building and equipment, net, for company use (accumulated depreciation: 2017—$251; 2016—$237)	186	183
Other assets	204	198
Separate accounts	798	766
Total assets	$21,592	$20,386

Liabilities
Insurance reserves
Loss and loss expense reserves	$5,350	$5,085
Life policy and investment contract reserves	2,716	2,671
Unearned premiums	2,475	2,307
Other liabilities	800	786
Deferred income tax	1,087	865
Note payable	17	20
Long-term debt and capital lease obligations	826	826
Separate accounts	798	766
Total liabilities	14,069	13,326

Commitments and contingent liabilities (Note 12)

Shareholders' Equity
Common stock, par value—$2 per share; (authorized: 2017 and 2016—198.3 million shares; issued: 2017 and 2016—198.3 million shares)	397	397
Paid-in capital	1,256	1,252
Retained earnings	5,193	5,037
Accumulated other comprehensive income	2,047	1,693
Treasury stock at cost (2017—34.3 million shares and 2016—33.9 million shares)	(1,370)	(1,319)
Total shareholders' equity	7,523	7,060
Total liabilities and shareholders' equity	$21,592	$20,386

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Income

(Dollars in millions except per share data)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues
Earned premiums	$1,247	$1,191	$3,696	$3,518
Investment income, net of expenses	153	148	453	442
Realized investment gains and losses, net	7	56	156	161
Fee revenues	3	5	12	11
Other revenues	2	2	4	5
Total revenues	1,412	1,402	4,321	4,137
Benefits and Expenses
Insurance losses and contract holders' benefits	874	753	2,581	2,298
Underwriting, acquisition and insurance expenses	393	380	1,157	1,106
Interest expense	13	13	39	39
Other operating expenses	3	3	11	10
Total benefits and expenses	1,283	1,149	3,788	3,453
Income Before Income Taxes	129	253	533	684
Provision for Income Taxes
Current	27	60	98	173
Deferred	—	13	32	20
Total provision for income taxes	27	73	130	193
Net Income	$102	$180	$403	$491
Per Common Share
Net income—basic	$0.62	$1.09	$2.45	$2.98
Net income—diluted	0.61	1.08	2.42	2.95

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net Income	$102	$180	$403	$491
Other Comprehensive Income
Change in unrealized gains on investments, net of tax of $66, $21, $189 and $224, respectively	123	41	352	417
Amortization of pension actuarial loss and prior service cost, net of tax of $1, $0, $1 and $1, respectively	—	—	1	1
Change in life deferred acquisition costs, life policy reserves and other, net of tax (benefit) of $(1), $0, $0 and $(4), respectively	(1)	(3)	1	(10)
Other comprehensive income	122	38	354	408
Comprehensive Income	$224	$218	$757	$899

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity

(Dollars in millions)	Nine months ended September 30,
	2017	2016
Common Stock
Beginning of year	$397	$397
Share-based awards	—	—
End of period	397	397

Paid-In Capital
Beginning of year	1,252	1,232
Share-based awards	(18)	(9)
Share-based compensation	19	18
Other	3	3
End of period	1,256	1,244

Retained Earnings
Beginning of year	5,037	4,762
Net income	403	491
Dividends declared	(247)	(237)
End of period	5,193	5,016

Accumulated Other Comprehensive Income
Beginning of year	1,693	1,344
Other comprehensive income	354	408
End of period	2,047	1,752

Treasury Stock
Beginning of year	(1,319)	(1,308)
Share-based awards	22	29
Shares acquired - share repurchase authorization	(70)	(2)
Shares acquired - share-based compensation plans	(6)	(10)
Other	3	3
End of period	(1,370)	(1,288)

Total Shareholders' Equity	$7,523	$7,121

(In millions)
Common Stock - Shares Outstanding
Beginning of year	164.4	163.9
Share-based awards	0.7	0.8
Shares acquired - share repurchase authorization	(1.0)	—
Shares acquired - share-based compensation plans	(0.1)	(0.1)
Other	—	0.1
End of period	164.0	164.7

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

(Dollars in millions)	Nine months ended September 30,
	2017	2016
Cash Flows From Operating Activities
Net income	$403	$491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40	34
Realized investment gains, net	(156)	(161)
Share-based compensation	19	18
Interest credited to contract holders'	36	36
Deferred income tax expense	32	20
Changes in:
Investment income receivable	6	8
Premiums and reinsurance receivable	(66)	(111)
Deferred policy acquisition costs	(44)	(31)
Other assets	(34)	(32)
Loss and loss expense reserves	265	273
Life policy reserves	71	75
Unearned premiums	168	187
Other liabilities	(46)	11
Current income tax receivable/payable	52	17
Net cash provided by operating activities	746	835
Cash Flows From Investing Activities
Sale of fixed maturities	20	15
Call or maturity of fixed maturities	815	1,160
Sale of equity securities	290	311
Purchase of fixed maturities	(1,155)	(1,465)
Purchase of equity securities	(399)	(396)
Investment in finance receivables	(21)	(13)
Collection of finance receivables	17	24
Investment in buildings and equipment, net	(14)	(9)
Change in other invested assets, net	(12)	(13)
Net cash used in investing activities	(459)	(386)
Cash Flows From Financing Activities
Payment of cash dividends to shareholders	(239)	(229)
Shares acquired - share repurchase authorization	(70)	(2)
Payments of note payable	(3)	(15)
Proceeds from stock options exercised	10	17
Contract holders' funds deposited	60	71
Contract holders' funds withdrawn	(119)	(118)
Excess tax benefits on share-based compensation	—	4
Other	(29)	(21)
Net cash used in financing activities	(390)	(293)
Net change in cash and cash equivalents	(103)	156
Cash and cash equivalents at beginning of year	777	544
Cash and cash equivalents at end of period	$674	$700
Supplemental Disclosures of Cash Flow Information:
Interest paid	$26	$26
Income taxes paid	44	152
Noncash Activities
Conversion of securities	$5	$4
Equipment acquired under capital lease obligations	10	18
Cashless exercise of stock options	6	10
Other assets and other liabilities	74	29

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

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

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Our actual results could differ from those estimates. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been condensed or omitted.

Our September 30, 2017, condensed consolidated financial statements are unaudited. We believe that we have made all adjustments, consisting only of normal recurring accruals, that are necessary for fair presentation. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our 2016 Annual Report on Form 10-K. The results of operations for interim periods do not necessarily indicate results to be expected for the full year.

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

ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting
In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The effective date of ASU 2016-09 was for interim and annual reporting periods beginning after December 15, 2016. The recognition and classification of the excess tax benefit provisions were applied prospectively in the results of operations and statement of cash flows. This adoption resulted in excess tax benefits of an immaterial amount for the three months ended September 30, 2017, and
$7 million for the nine months ended September 30, 2017, which reduced our current provision for income taxes in our results of operations. The statutory tax withholding classification, which are cash payments made to taxing authorities for shares withheld, were applied retrospectively and reclassified the statutory tax withholding requirements in the statement of cash flows from Other liabilities in operating activities to Other in financing activities. This statutory tax withholding reclassification resulted in $13 million and $11 million being included in financing activities for the nine months ended September 30, 2017 and 2016, respectively. There were no cumulative effect adjustments upon adoption of this ASU.

Pending Accounting Updates

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

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

ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 revises the accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. Our results of operations will be impacted as changes in fair value of equity securities will be reported in net income instead of reported in other comprehensive income. The effective date of ASU 2016-01 is for interim and annual reporting periods beginning after December 15, 2017, and will be applied prospectively. The ASU has not yet been adopted. Had we adopted this ASU on September 30, 2017, $1.795 billion of after-tax unrealized gains on equity securities would have been reclassified from accumulated other comprehensive income to retained earnings. The actual amount reclassified upon adoption will vary depending on the future changes in fair value of our equity portfolio.

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

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

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

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

NOTE 2 – Investments
The following table provides cost or amortized cost, gross unrealized gains, gross unrealized losses and fair value for our fixed-maturity and equity securities:

(Dollars in millions)	Cost or amortized cost
		Gross unrealized		Fair value
At September 30, 2017		gains	losses
Fixed maturity securities:
Corporate	$5,514	$280	$11	$5,783
States, municipalities and political subdivisions	4,103	144	13	4,234
Commercial mortgage-backed	280	8	—	288
Government-sponsored enterprises	207	—	3	204
United States government	16	—	—	16
Foreign government	10	—	—	10
Convertibles and bonds with warrants attached	5	—	—	5
Subtotal	10,135	432	27	10,540
Equity securities:
Common equities	3,084	2,762	38	5,808
Nonredeemable preferred equities	180	37	—	217
Subtotal	3,264	2,799	38	6,025
Total	$13,399	$3,231	$65	$16,565
At December 31, 2016
Fixed maturity securities:
Corporate	$5,555	$252	$26	$5,781
States, municipalities and political subdivisions	3,770	100	42	3,828
Commercial mortgage-backed	282	7	2	287
Government-sponsored enterprises	167	—	3	164
United States government	10	—	—	10
Foreign government	10	—	—	10
Convertibles and bonds with warrants attached	5	—	—	5
Subtotal	9,799	359	73	10,085
Equity securities:
Common equities	2,812	2,320	9	5,123
Nonredeemable preferred equities	183	28	—	211
Subtotal	2,995	2,348	9	5,334
Total	$12,794	$2,707	$82	$15,419

The net unrealized investment gains in our fixed-maturity portfolio at September 30, 2017, are primarily the result of the continued low interest rate environment that increased the fair value of our fixed-maturity portfolio. Our commercial mortgage-backed securities had an average rating of Aa1/AA at September 30, 2017, and December 31, 2016. At September 30, 2017, the seven largest unrealized investment gains in our common stock portfolio are from Honeywell International Incorporated (NYSE:HON), JP Morgan Chase & Co. (NYSE:JPM), Apple Inc. (Nasdaq:AAPL), Blackrock Inc. (Nasdaq:BLK), Microsoft Corporation (Nasdaq:MSFT), Johnson & Johnson (NYSE:JNJ) and 3M Company (NYSE:MMM), which had a combined gross unrealized gain of $864 million. At September 30, 2017, Apple Inc. was our largest single equity holding with a fair value of $216 million, which was 3.7 percent of our publicly traded common equities portfolio and 1.3 percent of the total investment portfolio.

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

The table below provides fair values and gross unrealized losses by investment category and by the duration of the securities’ continuous unrealized loss positions:

(Dollars in millions)	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
At September 30, 2017
Fixed maturity securities:
Corporate	$231	$4	$193	$7	$424	$11
States, municipalities and political subdivisions	508	8	122	5	630	13
Commercial mortgage-backed securities	43	—	3	—	46	—
Government-sponsored enterprises	152	3	43	—	195	3
United States government	7	—	—	—	7	—
Subtotal	941	15	361	12	1,302	27
Equity securities:
Common equities	276	38	—	—	276	38
Subtotal	276	38	—	—	276	38
Total	$1,217	$53	$361	$12	$1,578	$65
At December 31, 2016
Fixed maturity securities:
Corporate	$733	$15	$189	$11	$922	$26
States, municipalities and political subdivisions	989	42	—	—	989	42
Commercial mortgage-backed	89	2	2	—	91	2
Government-sponsored enterprises	155	3	—	—	155	3
United States government	6	—	—	—	6	—
Subtotal	1,972	62	191	11	2,163	73
Equity securities:
Common equities	103	9	—	—	103	9
Nonredeemable preferred equities	4	—	—	—	4	—
Subtotal	107	9	—	—	107	9
Total	$2,079	$71	$191	$11	$2,270	$82

Contractual maturity dates for fixed-maturity investments were:

(Dollars in millions)	Amortized cost	Fair value	% of fair value
At September 30, 2017
Maturity dates:
Due in one year or less	$674	$686	6.5%
Due after one year through five years	2,668	2,803	26.6
Due after five years through ten years	3,853	4,009	38.0
Due after ten years	2,940	3,042	28.9
Total	$10,135	$10,540	100.0%

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

The following table provides investment income, realized investment gains and losses, the change in unrealized investment gains and losses:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Investment income:
Interest	$112	$111	$334	$330
Dividends	43	39	124	117
Other	1	1	3	2
Total	156	151	461	449
Less investment expenses	3	3	8	7
Total	$153	$148	$453	$442

Realized investment gains and losses:
Fixed maturities:
Gross realized gains	$3	$10	$16	$17
Gross realized losses	—	—	—	(1)
Other-than-temporary impairments	—	—	(6)	(2)
Equity securities:
Gross realized gains	1	47	160	147
Gross realized losses	—	—	(14)	(1)
Other-than-temporary impairments	—	—	(3)	—
Other	3	(1)	3	1
Total	$7	$56	$156	$161

Change in unrealized investment gains and losses:
Fixed maturities	$9	$(20)	$119	$274
Equity securities	180	82	422	367
Income tax provision	(66)	(21)	(189)	(224)
Total	$123	$41	$352	$417

During the three months ended September 30, 2017, there were no equity securities and no fixed-maturity securities other-than-temporarily impaired. During the nine months ended September 30, 2017, there were five equity securities and one fixed-maturity security other-than-temporarily impaired. There were no credit losses on fixed-maturity securities for which a portion of other-than-temporary impairment (OTTI) has been recognized in other comprehensive income for the three and nine months ended September 30, 2017 and 2016.

At September 30, 2017, 94 fixed-maturity investments with a total unrealized loss of $12 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity investment had a fair value below 70 percent of amortized cost. At September 30, 2017, no equity investment had been in an unrealized loss position for 12 months or more. There were no equity investments with a fair value below 70 percent of amortized cost. At December 31, 2016, 32 fixed-maturity investments with a total unrealized loss of $11 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity investments had fair values below 70 percent of amortized cost. There were no equity security investments in an unrealized loss position for 12 months or more as of December 31, 2016. There were no equity investments with a fair value below 70 percent of amortized cost at December 31, 2016.

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

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

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

Fair Value Disclosures for Assets
The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis at September 30, 2017, and December 31, 2016. We do not have any material liabilities carried at fair value. There were no transfers between Level 1 and Level 2.

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At September 30, 2017
Fixed maturities, available for sale:
Corporate	$—	$5,782	$1	$5,783
States, municipalities and political subdivisions	—	4,229	5	4,234
Commercial mortgage-backed	—	288	—	288
Government-sponsored enterprises	—	204	—	204
United States government	16	—	—	16
Foreign government	—	10	—	10
Convertibles and bonds with warrants attached	—	5	—	5
Subtotal	16	10,518	6	10,540
Common equities, available for sale	5,808	—	—	5,808
Nonredeemable preferred equities, available for sale	—	217	—	217
Separate accounts taxable fixed maturities	—	783	—	783
Top Hat savings plan mutual funds and common equity (included in Other assets)	30	—	—	30
Total	$5,854	$11,518	$6	$17,378

At December 31, 2016
Fixed maturities, available for sale:
Corporate	$—	$5,703	$78	$5,781
States, municipalities and political subdivisions	—	3,828	—	3,828
Commercial mortgage-backed	—	287	—	287
Government-sponsored enterprises	—	164	—	164
United States government	10	—	—	10
Foreign government	—	10	—	10
Convertibles and bonds with warrants attached	—	5	—	5
Subtotal	10	9,997	78	10,085
Common equities, available for sale	5,123	—	—	5,123
Nonredeemable preferred equities, available for sale	—	211	—	211
Separate accounts taxable fixed maturities	—	750	—	750
Top Hat savings plan mutual funds and common equity (included in Other assets)	24	—	—	24
Total	$5,157	$10,958	$78	$16,193

Each financial instrument that was deemed to have significant unobservable inputs when determining valuation is identified in the following tables by security type with a summary of changes in fair value as of September 30, 2017. Total Level 3 assets continue to be less than 1 percent of financial assets measured at fair value in the condensed consolidated balance sheets. Assets presented in the table below were valued based primarily on broker/dealer quotes for which there is a lack of transparency as to inputs used to develop the valuations. Transfers out of Level 3 included situations where a broker quote was used without observable inputs or data that could be corroborated by our pricing vendors in the prior period and significant other observable inputs were identified in the current period. The quantitative detail of these unobservable inputs is neither provided nor reasonably available to us.

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

The following table provides the change in Level 3 assets for the three months ended September 30:

(Dollars in millions)	Asset fair value measurements using significant unobservable inputs (Level 3)
	Corporate fixed maturities	Taxable fixed maturities - separate accounts	States, municipalities and political subdivisions fixed maturities	Nonredeemable preferred equities	Total
Beginning balance, July 1, 2017	$1	$—	$5	$—	$6
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—	—
Included in other comprehensive income	—	—	—	—	—
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Ending balance, September 30, 2017	$1	$—	$5	$—	$6

Beginning balance, July 1, 2016	$52	$1	$—	$—	$53
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—	—
Included in other comprehensive income	1	—	—	—	1
Purchases	—	—	—	—	—
Sales	(1)	—	—	—	(1)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	(10)	(1)	—	—	(11)
Ending balance, September 30, 2016	$42	$—	$—	$—	$42

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

The following table provides the change in Level 3 assets for the nine months ended September 30:

(Dollars in millions)	Asset fair value measurements using significant unobservable inputs
	Corporate fixed maturities	Taxable fixed maturities - separate accounts	States, municipalities and political subdivisions fixed maturities	Nonredeemable preferred equities	Total
Beginning balance, January 1, 2017	$78	$—	$—	$—	$78
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—	—
Included in other comprehensive income	—	—	—	—	—
Purchases	—	—	5	—	5
Sales	—	—	—	—	—
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	(77)	—	—	—	(77)
Ending balance, September 30, 2017	$1	$—	$5	$—	$6

Beginning balance, January 1, 2016	$51	$1	$—	$3	$55
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—	—
Included in other comprehensive income	1	—	—	(1)	—
Purchases	22	—	—	—	22
Sales	(1)	—	—	(2)	(3)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	(31)	(1)	—	—	(32)
Ending balance, September 30, 2016	$42	$—	$—	$—	$42

Additional disclosures for the Level 3 category are not material.

Fair Value Disclosures for Assets and Liabilities Not Carried at Fair Value

The disclosures below are presented to provide information about the effects of current market conditions on financial instruments that are not reported at fair value in our condensed consolidated financial statements.

This table summarizes the book value and principal amounts of our long-term debt:

(Dollars in millions)			Book value		Principal amount
Interest rate	Year of issue		September 30,	December 31,	September 30,	December 31,
			2017	2016	2017	2016
6.900%	1998	Senior debentures, due 2028	$26	$26	$28	$28
6.920%	2005	Senior debentures, due 2028	391	391	391	391
6.125%	2004	Senior notes, due 2034	370	370	374	374
		Total	$787	$787	$793	$793

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

The following table shows fair values of our note payable and long-term debt:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At September 30, 2017
Note payable	$—	$17	$—	$17
6.900% senior debentures, due 2028	—	34	—	34
6.920% senior debentures, due 2028	—	503	—	503
6.125% senior notes, due 2034	—	459	—	459
Total	$—	$1,013	$—	$1,013

At December 31, 2016
Note payable	$—	$20	$—	$20
6.900% senior debentures, due 2028	—	33	—	33
6.920% senior debentures, due 2028	—	488	—	488
6.125% senior notes, due 2034	—	435	—	435
Total	$—	$976	$—	$976

The following table shows the fair value of our life policy loans included in other invested assets:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At September 30, 2017
Life policy loans	$—	$—	$41	$41

At December 31, 2016
Life policy loans	$—	$—	$40	$40

Outstanding principal and interest for these life policy loans totaled $31 million at September 30, 2017, and December 31, 2016.

The following table shows fair values of our deferred annuities and structured settlements included in life policy and investment contract reserves:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At September 30, 2017
Deferred annuities	$—	$—	$846	$846
Structured settlements	—	209	—	209
Total	$—	$209	$846	$1,055

At December 31, 2016
Deferred annuities	$—	$—	$839	$839
Structured settlements	—	206	—	206
Total	$—	$206	$839	$1,045

Recorded reserves for the deferred annuities were $844 million and $861 million at September 30, 2017, and December 31, 2016, respectively. Recorded reserves for the structured settlements were $163 million and $170 million at September 30, 2017, and December 31, 2016, respectively.

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

NOTE 4 – Property Casualty Loss and Loss Expenses
This table summarizes activity for our consolidated property casualty loss and loss expense reserves:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Gross loss and loss expense reserves, beginning of period	$5,213	$4,918	$5,035	$4,660
Less reinsurance recoverable	283	310	298	281
Net loss and loss expense reserves, beginning of period	4,930	4,608	4,737	4,379
Net incurred loss and loss expenses related to:
Current accident year	835	730	2,493	2,261
Prior accident years	(20)	(40)	(96)	(151)
Total incurred	815	690	2,397	2,110
Net paid loss and loss expenses related to:
Current accident year	411	374	969	848
Prior accident years	314	288	1,145	1,005
Total paid	725	662	2,114	1,853
Net loss and loss expense reserves, end of period	5,020	4,636	5,020	4,636
Plus reinsurance recoverable	280	301	280	301
Gross loss and loss expense reserves, end of period	$5,300	$4,937	$5,300	$4,937

We use actuarial methods, models and judgment to estimate, as of a financial statement date, the property casualty loss and loss expense reserves required to pay for and settle all outstanding insured claims, including incurred but not reported (IBNR) claims, as of that date. The actuarial estimate is subject to review and adjustment by an inter-departmental committee that includes actuarial, claims, underwriting, loss prevention and accounting management. This committee is familiar with relevant company and industry business, claims and underwriting trends, as well as general economic and legal trends that could affect future loss and loss expense payments. The amount we will actually have to pay for claims can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate. The reserve for loss and loss expenses in the condensed consolidated balance sheets also included $50 million at September 30, 2017, and
$54 million at September 30, 2016, for certain life and health loss and loss expense reserves.

For the three months ended September 30, 2017, we experienced $20 million of favorable development on prior accident years, including $18 million of favorable development in commercial lines, $3 million of favorable development in excess and surplus lines and $1 million of adverse development in our reinsurance assumed operations. This included $6 million from favorable development of catastrophe losses for the three months ended September 30, 2017. For the three months ended September 30, 2017, we recognized favorable reserve development of $14 million for the workers' compensation line, $7 million for the commercial property line and $5 million for the other commercial lines due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. For the three months ended September 30, 2017, we recognized unfavorable reserve development of $8 million for the commercial auto line.

For the nine months ended September 30, 2017, we experienced $96 million of favorable development on prior accident years, including $55 million of favorable development in commercial lines, $13 million of favorable development in personal lines, $25 million of favorable development in excess and surplus lines and $3 million of favorable development in our reinsurance assumed operations. This included $20 million from favorable development of catastrophe losses for the nine months ended September 30, 2017. For the nine months ended September 30, 2017, we recognized favorable reserve development of $44 million for the workers' compensation line, $21 million for the commercial property line and $25 million for the other commercial lines due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. For the nine months ended September 30, 2017, we recognized unfavorable reserve development of $27 million for the commercial auto line and $8 million for the commercial casualty line. The unfavorable reserve development for commercial casualty reflected higher large loss activity than prior year.

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

For the three months ended September 30, 2016, we experienced $40 million of favorable development on prior accident years, including $31 million of favorable development in commercial lines, $4 million of adverse development in personal lines, $12 million of favorable development in excess and surplus lines and $1 million of favorable development in our reinsurance assumed operations. We recognized favorable reserve development during the three months ended September 30, 2016, of $16 million for the workers' compensation line, $7 million for commercial casualty line and $11 million for the other commercial lines due to reduced uncertainty of prior accident year loss and loss adjustment expenses for these lines. We recognized unfavorable reserve development during the three months ended September 30, 2016, of $9 million for the personal auto line and $4 million for the commercial auto line. Both lines developed unfavorably due to higher loss cost effects in recent accident years, resulting in an increase of our reserve estimate for claims that have not yet been settled.

For the nine months ended September 30, 2016, we experienced $151 million of favorable development on prior accident years, including $118 million of favorable development in commercial lines, $4 million of favorable development in personal lines, $27 million of favorable development in excess and surplus lines and $2 million of favorable development in our reinsurance assumed operations. This included $5 million from favorable development of catastrophe losses for the nine months ended September 30, 2016. We recognized favorable reserve development during the nine months ended September 30, 2016, of $52 million for the workers' compensation line, $30 million for the commercial casualty line, $25 million for the commercial property line and $37 million for the other commercial lines due to reduced uncertainty of prior accident year loss and loss adjustment expenses for these lines. We recognized unfavorable reserve development during the nine months ended September 30, 2016, of $26 million for the commercial auto line and $15 million for the personal auto line. Both lines developed unfavorably due to higher loss cost effects in recent accident years, resulting in an increase of our reserve estimate for claims that have not yet settled.

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

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

This table summarizes our life policy and investment contract reserves:

(Dollars in millions)	September 30, 2017	December 31, 2016
Life policy reserves:
Ordinary/traditional life	$1,063	$1,011
Other	46	45
Subtotal	1,109	1,056
Investment contract reserves:
Deferred annuities	844	861
Universal life	594	578
Structured settlements	163	170
Other	6	6
Subtotal	1,607	1,615
Total life policy and investment contract reserves	$2,716	$2,671

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

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

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Property casualty:
Deferred policy acquisition costs asset, beginning of period	$448	$412	$408	$388
Capitalized deferred policy acquisition costs	223	216	686	644
Amortized deferred policy acquisition costs	(220)	(207)	(643)	(611)
Deferred policy acquisition costs asset, end of period	$451	$421	$451	$421

Life:
Deferred policy acquisition costs asset, beginning of period	$230	$212	$229	$228
Capitalized deferred policy acquisition costs	13	11	38	35
Amortized deferred policy acquisition costs	(17)	(15)	(37)	(37)
Amortized shadow deferred policy acquisition costs	(1)	(2)	(5)	(20)
Deferred policy acquisition costs asset, end of period	$225	$206	$225	$206

Consolidated:
Deferred policy acquisition costs asset, beginning of period	$678	$624	$637	$616
Capitalized deferred policy acquisition costs	236	227	724	679
Amortized deferred policy acquisition costs	(237)	(222)	(680)	(648)
Amortized shadow deferred policy acquisition costs	(1)	(2)	(5)	(20)
Deferred policy acquisition costs asset, end of period	$676	$627	$676	$627

No premium deficiencies were recorded in the condensed consolidated statements of income, as the sum of the anticipated loss and loss expenses, policyholder dividends and unamortized deferred acquisition expenses did not exceed the related unearned premiums and anticipated investment income.

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

NOTE 7 – Accumulated Other Comprehensive Income
Accumulated other comprehensive income (AOCI) includes changes in unrealized gains and losses on investments, changes in pension obligations and changes in life deferred acquisition costs, life policy reserves and other as follows:

(Dollars in millions)	Three months ended September 30,
	2017			2016
	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, beginning of period	$2,977	$1,031	$1,946	$2,673	$925	$1,748
OCI before realized gains recognized in net income	193	67	126	119	41	78
Realized gains recognized in net income	(4)	(1)	(3)	(57)	(20)	(37)
OCI	189	66	123	62	21	41
AOCI, end of period	$3,166	$1,097	$2,069	$2,735	$946	$1,789

Pension obligations:
AOCI, beginning of period	$(25)	$(8)	$(17)	$(40)	$(13)	$(27)
OCI excluding amortization recognized in net income	—	—	—	—	—	—
Amortization recognized in net income	1	1	—	—	—	—
OCI	1	1	—	—	—	—
AOCI, end of period	$(24)	$(7)	$(17)	$(40)	$(13)	$(27)

Life deferred acquisition costs, life policy reserves and other:
AOCI, beginning of period	$(6)	$(2)	$(4)	$(10)	$(3)	$(7)
OCI before realized gains and losses recognized in net income	1	—	1	(4)	(1)	(3)
Realized gains and losses recognized in net income	(3)	(1)	(2)	1	1	—
OCI	(2)	(1)	(1)	(3)	—	(3)
AOCI, end of period	$(8)	$(3)	$(5)	$(13)	$(3)	$(10)

Summary of AOCI:
AOCI, beginning of period	$2,946	$1,021	$1,925	$2,623	$909	$1,714
Investments OCI	189	66	123	62	21	41
Pension obligations OCI	1	1	—	—	—	—
Life deferred acquisition costs, life policy reserves and other OCI	(2)	(1)	(1)	(3)	—	(3)
Total OCI	188	66	122	59	21	38
AOCI, end of period	$3,134	$1,087	$2,047	$2,682	$930	$1,752

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

(Dollars in millions)	Nine months ended September 30,
	2017			2016
	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, beginning of period	$2,625	$908	$1,717	$2,094	$722	$1,372
OCI before realized gains recognized in net income	694	243	451	801	280	521
Realized gains recognized in net income	(153)	(54)	(99)	(160)	(56)	(104)
OCI	541	189	352	641	224	417
AOCI, end of period	$3,166	$1,097	$2,069	$2,735	$946	$1,789

Pension obligations:
AOCI, beginning of period	$(26)	$(8)	$(18)	$(42)	$(14)	$(28)
OCI excluding amortization recognized in net income	—	—	—	—	—	—
Amortization recognized in net income	2	1	1	2	1	1
OCI	2	1	1	2	1	1
AOCI, end of period	$(24)	$(7)	$(17)	$(40)	$(13)	$(27)

Life deferred acquisition costs, life policy reserves and other:
AOCI, beginning of period	$(9)	$(3)	$(6)	$1	$1	$—
OCI before realized gains and losses recognized in net income	4	1	3	(13)	(4)	(9)
Realized gains recognized in net income	(3)	(1)	(2)	(1)	—	(1)
OCI	1	—	1	(14)	(4)	(10)
AOCI, end of period	$(8)	$(3)	$(5)	$(13)	$(3)	$(10)

Summary of AOCI:
AOCI, beginning of period	$2,590	$897	$1,693	$2,053	$709	$1,344
Investments OCI	541	189	352	641	224	417
Pension obligations OCI	2	1	1	2	1	1
Life deferred acquisition costs, life policy reserves and other OCI	1	—	1	(14)	(4)	(10)
Total OCI	544	190	354	629	221	408
AOCI, end of period	$3,134	$1,087	$2,047	$2,682	$930	$1,752

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

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

NOTE 8 – Reinsurance
Primary components of our property casualty reinsurance assumed include involuntary and voluntary assumed risks as well as contracts from our reinsurance assumed operations, known as Cincinnati Re. Primary components of our ceded reinsurance include a property per risk treaty, property excess treaty, casualty per occurrence treaty, casualty excess treaty, property catastrophe treaty and catastrophe bonds and retrocessions on our reinsurance assumed operations. Management's decisions about the appropriate level of risk retention are affected by various factors, including changes in our underwriting practices, capacity to retain risks and reinsurance market conditions.

The table below includes our net written consolidated property casualty insurance premiums on assumed and ceded business:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Direct written premiums	$1,221	$1,189	$3,712	$3,561
Assumed written premiums	26	23	101	86
Ceded written premiums	(39)	(37)	(103)	(131)
Net written premiums	$1,208	$1,175	$3,710	$3,516

Our condensed consolidated statements of income include earned consolidated property casualty insurance premiums on assumed and ceded business:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Direct earned premiums	$1,195	$1,153	$3,547	$3,409
Assumed earned premiums	39	22	99	53
Ceded earned premiums	(43)	(42)	(123)	(119)
Earned premiums	$1,191	$1,133	$3,523	$3,343

Our condensed consolidated statements of income include incurred consolidated property casualty insurance loss and loss expenses on assumed and ceded business:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Direct incurred loss and loss expenses	$760	$691	$2,318	$2,131
Assumed incurred loss and loss expenses	62	9	97	30
Ceded incurred loss and loss expenses	(7)	(10)	(18)	(51)
Incurred loss and loss expenses	$815	$690	$2,397	$2,110

Our life insurance company purchases reinsurance for protection of a portion of the risks that are written. Primary components of our life reinsurance program include individual mortality coverage, aggregate catastrophe and accidental death coverage in excess of certain deductibles.

Our condensed consolidated statements of income include earned life insurance premiums on ceded business:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Direct earned premiums	$72	$74	$223	$220
Ceded earned premiums	(16)	(16)	(50)	(45)
Earned premiums	$56	$58	$173	$175

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

Our condensed consolidated statements of income include life insurance contract holders' benefits incurred on ceded business:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Direct contract holders' benefits incurred	$73	$72	$236	$228
Ceded contract holders' benefits incurred	(14)	(9)	(52)	(40)
Contract holders' benefits incurred	$59	$63	$184	$188

The ceded benefits incurred can vary depending on the type of life insurance policy held and the year the policy was issued.

NOTE 9 – Income Taxes
As of September 30, 2017, and December 31, 2016, we had no liability for unrecognized tax benefits.

The differences between the 35 percent statutory federal income tax rate and our effective income tax rate were as follows:

(Dollars in millions)	Three months ended September 30,				Nine months ended September 30,
	2017		2016		2017		2016
Tax at statutory rate:	$46	35.0%	$88	35.0%	$187	35.0%	$239	35.0%
Increase (decrease) resulting from:
Tax-exempt income from municipal bonds	(9)	(7.0)	(8)	(3.2)	(27)	(5.1)	(25)	(3.7)
Dividend received exclusion	(8)	(6.2)	(8)	(3.2)	(25)	(4.7)	(24)	(3.5)
Other	(2)	(0.9)	1	0.3	(5)	(0.8)	3	0.4
Provision for income taxes	$27	20.9%	$73	28.9%	$130	24.4%	$193	28.2%

The provision for federal income taxes is based upon filing a consolidated income tax return for the company and its subsidiaries.

Included in Other above is the adoption of ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which decreased both the provision for income taxes and the effective income tax rate by an immaterial amount during the three months ended September 30, 2017, and
$7 million and 1.3 percent, during the nine months ended September 30, 2017.

As of September 30, 2017, we had no operating or capital loss carry forwards.

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

NOTE 10 – Net Income Per Common Share
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are computed based on the weighted average number of common and dilutive potential common shares outstanding using the treasury stock method. The table shows calculations for basic and diluted earnings per share:

(In millions except per share data)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Numerator:
Net income—basic and diluted	$102	$180	$403	$491
Denominator:
Basic weighted-average common shares outstanding	164.0	164.6	164.3	164.5
Effect of share-based awards:
Stock options	1.1	1.2	1.1	1.1
Nonvested shares	0.8	1.0	0.7	0.9
Diluted weighted-average shares	165.9	166.8	166.1	166.5
Earnings per share:
Basic	$0.62	$1.09	$2.45	$2.98
Diluted	0.61	1.08	2.42	2.95
Number of anti-dilutive share-based awards	0.6	—	0.7	0.3

The sources of dilution of our common shares are certain equity-based awards. See our 2016 Annual Report on Form 10-K, Item 8, Note 17, Share-Based Associate Compensation Plans, Page 160, for information about equity-based awards. The above table shows the number of anti-dilutive share-based awards for the three and nine months ended September 30, 2017 and 2016. We did not include these share-based awards in the computation of net income per common share (diluted) because their exercise would have anti-dilutive effects.

NOTE 11 – Employee Retirement Benefits
The following summarizes the components of net periodic benefit cost for our qualified and supplemental pension plans:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Service cost	$3	$3	$8	$8
Interest cost	4	4	11	11
Expected return on plan assets	(6)	(5)	(16)	(14)
Amortization of actuarial loss and prior service cost	1	0	2	2
Net periodic benefit cost	$2	$2	$5	$7

See our 2016 Annual Report on Form 10-K, Item 8, Note 13, Employee Retirement Benefits, Page 155, for information on our retirement benefits. We made matching contributions totaling $4 million and $3 million to our 401(k) and Top Hat savings plans during the third quarter of 2017 and 2016 and contributions of $13 million and
$11 million for the nine months of 2017 and 2016, respectively.

We contributed $5 million to our qualified pension plan during the first nine months of 2017.

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

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

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

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

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

Segment information is summarized in the following table:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues:
Commercial lines insurance
Commercial casualty	$268	$265	$804	$785
Commercial property	225	217	674	646
Commercial auto	159	151	472	442
Workers' compensation	84	90	254	268
Other commercial	56	56	165	169
Commercial lines insurance premiums	792	779	2,369	2,310
Fee revenues	1	1	3	3
Total commercial lines insurance	793	780	2,372	2,313

Personal lines insurance
Personal auto	148	137	433	403
Homeowner	131	122	384	362
Other personal	35	34	104	99
Personal lines insurance premiums	314	293	921	864
Fee revenues	1	1	4	3
Total personal lines insurance	315	294	925	867

Excess and surplus lines insurance	53	48	153	136
Fee revenues	—	1	1	1
Total excess and surplus lines insurance	53	49	154	137

Life insurance premiums	56	58	173	175
Fee revenues	1	2	4	4
Total life insurance	57	60	177	179

Investments
Investment income, net of expenses	153	148	453	442
Realized investment gains and losses, net	7	56	156	161
Total investment revenue	160	204	609	603

Other
Cincinnati Re insurance premiums	32	13	80	33
Other	2	2	4	5
Total other revenues	34	15	84	38
Total revenues	$1,412	$1,402	$4,321	$4,137

Income (loss) before income taxes:
Insurance underwriting results
Commercial lines insurance	$39	$72	$61	$148
Personal lines insurance	(9)	(8)	(48)	—
Excess and surplus lines insurance	13	20	50	42
Life insurance	(4)	(4)	—	(4)
Investments	136	181	539	536
Other	(46)	(8)	(69)	(38)
Total income before income taxes	$129	$253	$533	$684

Identifiable assets:	September 30, 2017	December 31, 2016
Property casualty insurance	$2,997	$2,967
Life insurance	1,424	1,366
Investments	16,693	15,569
Other	478	484
Total	$21,592	$20,386

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

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

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

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

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

CORPORATE FINANCIAL HIGHLIGHTS

Net Income and Comprehensive Income Data

(Dollars in millions except per share data)	Three months ended September 30,			Nine months ended September 30,
	2017	2016	% Change	2017	2016	% Change
Earned premiums	$1,247	$1,191	5	$3,696	$3,518	5
Investment income, net of expenses (pretax)	153	148	3	453	442	2
Realized investment gains and losses, net (pretax)	7	56	nm	156	161	(3)
Total revenues	1,412	1,402	1	4,321	4,137	4
Net income	102	180	(43)	403	491	(18)
Comprehensive income	224	218	3	757	899	(16)
Net income per share—diluted	0.61	1.08	(44)	2.42	2.95	(18)
Cash dividends declared per share	0.50	0.48	4	1.50	1.44	4
Diluted weighted average shares outstanding	165.9	166.8	(1)	166.1	166.5	0

Total revenues increased for the third quarter of 2017, compared with the same period of 2016, as higher earned premiums offset a reduction in realized investment gains. For the first nine months of 2017, compared with the same period a year ago, total revenues also rose, primarily due to higher earned premiums. Premium and investment revenue trends are discussed further in the respective sections of Financial Results.

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

Net income for third-quarter of 2017, compared with third-quarter 2016, decreased $78 million primarily due to a $51 million reduction in after-tax property casualty underwriting income and a $32 million decrease in after-tax net realized investment gains and losses. Catastrophe losses, mostly weather related, were $34 million more after taxes and unfavorably affected both net income and property casualty underwriting income. Third-quarter 2017 after-tax investment income in our investments segment results rose $5 million. Life insurance segment results on a pretax basis for the third quarter of 2017 were flat compared with the third quarter of 2016.

For the nine months ended September 30, 2017, net income decreased $88 million compared with the first nine months of 2016, reflecting a $101 million decrease in after-tax property casualty underwriting income and a decrease of $4 million in after-tax net realized investment gains. The property casualty underwriting income decrease included an unfavorable $48 million after-tax effect from higher catastrophe losses. After-tax investment income in our investments segment results for the first nine months of 2017 rose $10 million compared with the same period of 2016. Life insurance segment results on a pretax basis improved by $4 million.

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

The board of directors is committed to rewarding shareholders directly through cash dividends and through share repurchase authorizations. Through 2016, the company had increased the annual cash dividend rate for 56 consecutive years, a record we believe is matched by only seven other publicly traded companies. In January 2017, the board of directors increased the regular quarterly dividend to 50 cents per share, setting the stage for our 57th consecutive year of increasing cash dividends. During the first nine months of 2017, cash dividends declared by the company increased slightly more than 4 percent compared with the same period of 2016. Our board regularly evaluates relevant factors in decisions related to dividends and share repurchases. The 2017 dividend increase reflected our strong earnings performance and signaled management’s and the board’s positive outlook and confidence in our outstanding capital, liquidity and financial flexibility.

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

Balance Sheet Data and Performance Measures

(In millions except share data)	At September 30,	At December 31,
	2017	2016
Total investments	$16,664	$15,500
Total assets	21,592	20,386
Short-term debt	17	20
Long-term debt	787	787
Shareholders' equity	7,523	7,060
Book value per share	45.86	42.95
Debt-to-total-capital ratio	9.7%	10.3%

Total assets at September 30, 2017, increased 6 percent compared with year-end 2016, and included 8 percent growth in investments that reflected a combination of net purchases and higher fair values for many securities in our portfolio. Shareholders’ equity increased 7 percent, and book value per share also increased 7 percent during the first nine months of 2017. Our debt-to-total-capital ratio (capital is the sum of debt plus shareholders’ equity) was lower than at year-end 2016.

Our value creation ratio is a non-GAAP measure defined below and is our primary performance metric. That ratio was 10.3 percent for the first nine months of 2017, and was less than the same period in 2016 primarily due to less net income before net realized gains and less overall net gains from our investment portfolio. The $2.91 increase in book value per share during the first nine months of 2017 contributed 6.8 percentage points to the value creation ratio, while dividends declared at $1.50 per share contributed 3.5 points. Value creation ratio trends in total and by major components, along with a reconciliation of the non-GAAP measure to comparable GAAP measures, are shown in the tables below.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Value creation ratio major components:
Net income before net realized gains	1.3%	2.1%	4.3%	6.0%
Change in fixed-maturity securities, realized and unrealized gains	0.1	(0.1)	1.2	2.9
Change in equity securities, realized and unrealized gains	1.6	1.2	5.2	5.2
Other	0.1	0.0	(0.4)	(0.1)
Value creation ratio	3.1%	3.2%	10.3%	14.0%

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

(Dollars are per share)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Book value change per share:
End of period book value	$45.86	$43.24	$45.86	$43.24
Less beginning of period book value	44.97	42.37	42.95	39.20
Change in book value	$0.89	$0.87	$2.91	$4.04

Change in book value:
Net income before realized gains	$0.59	$0.87	$1.84	$2.34
Change in fixed-maturity securities, realized and unrealized gains	0.05	(0.04)	0.53	1.14
Change in equity securities, realized and unrealized gains	0.72	0.51	2.23	2.02
Dividend declared to shareholders	(0.50)	(0.48)	(1.50)	(1.44)
Other	0.03	0.01	(0.19)	(0.02)
Change in book value	$0.89	$0.87	$2.91	$4.04

(Dollars are per share)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Value creation ratio:
End of period book value	$45.86	$43.24	$45.86	$43.24
Less beginning of period book value	44.97	42.37	42.95	39.20
Change in book value	0.89	0.87	2.91	4.04
Dividend declared to shareholders	0.50	0.48	1.50	1.44
Total value creation	$1.39	$1.35	$4.41	$5.48

Value creation ratio from change in book value*	2.0%	2.1%	6.8%	10.3%
Value creation ratio from dividends declared to shareholders**	1.1	1.1	3.5	3.7
Value creation ratio	3.1%	3.2%	10.3%	14.0%

*Change in book value divided by the beginning of period book value
**Dividend declared to shareholders divided by beginning of period book value

DRIVERS OF LONG-TERM VALUE CREATION
Operating through The Cincinnati Insurance Company, Cincinnati Financial Corporation is one of the 25 largest property casualty insurers in the nation, based on 2016 net written premiums for approximately 2,000 U.S. stock and mutual insurer groups. We market our insurance products through a select group of independent insurance agencies as discussed in our 2016 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 5. At September 30, 2017, we actively marketed through agencies located in 42 states. We maintain a long-term perspective that guides us in addressing immediate challenges or opportunities while focusing on the major decisions that best position our company for success through all market cycles.

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

To measure our long-term progress in creating shareholder value, our value creation ratio is our primary financial performance target. As discussed in our 2016 Annual Report on Form 10-K, Item 7, Executive Summary, Page 43, management believes this non-GAAP measure is a meaningful indicator of our long-term progress in creating shareholder value, is a useful supplement to GAAP information and has three primary performance drivers:

•
Premium growth – We believe our agency relationships and initiatives can lead to a property casualty written premium growth rate over any five-year period that exceeds the industry average. For the first nine months of 2017, our consolidated property casualty net written premium year-over-year growth was 6 percent, comparing favorably with the industry’s 4.5 percent growth rate reported by A.M. Best for the first six months of 2017. For the five-year period 2012 through 2016, our growth rate was approximately double that of the industry.

•
Combined ratio – We believe our underwriting philosophy and initiatives can generate a GAAP combined ratio over any five-year period that is consistently within the range of 95 percent to 100 percent. For the first nine months of 2017, our GAAP combined ratio was 99.1 percent and our statutory combined ratio was 98.3 percent, both including 9.9 percentage points of current accident year catastrophe losses partially offset by 2.7 percentage points of favorable loss reserve development on prior accident years. Our nine-month statutory combined ratio was lower than the 100.9 percent reported for the industry by A.M. Best for the first six months of 2017.

•
Investment contribution – We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year return of the Standard & Poor’s 500 Index. For the first nine months of 2017, pretax investment income was $453 million, up 2 percent compared with the same period in 2016. We believe our investment portfolio mix provides an appropriate balance of income stability and growth with capital appreciation potential.

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

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

We continue to enhance our property casualty underwriting expertise and to effectively and efficiently underwrite individual policies and process transactions. Ongoing initiatives supporting this work include expanding our pricing and segmentation capabilities through experience and use of predictive analytics and additional data. Our segmentation efforts emphasize identification and retention of insurance policies we believe have relatively stronger pricing, while seeking more aggressive renewal terms and conditions on policies we believe have relatively weaker pricing. In 2017, we continue to improve underwriting and rate adequacy for our commercial auto and personal auto lines of business. Our commercial auto policies that renewed during the first nine months of 2017 experienced an estimated average price increase at percentages in the high-single-digit range, with the third quarter higher than the second quarter. Our personal auto policies that renewed during the first nine months of 2017 averaged an estimated price increase at percentages near the low end of the high-single-digit range.

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

We continue to appoint new agencies to develop additional points of distribution. In 2017, we are planning approximately 100 appointments of independent agencies that offer most or all of our property casualty insurance products. During the first nine months of 2017, we appointed 86 new agencies that meet that criteria.
We also plan to appoint additional agencies that focus on high net worth personal lines clients. In 2017, we are targeting the appointment of approximately 100 agencies that market only personal lines products for us. During the first nine months of 2017, we appointed 92 new agencies that meet that criteria.
As of September 30, 2017, a total of 1,704 agency relationships market our property casualty insurance products from 2,237 reporting locations.
We also continue to grow premiums through the disciplined expansion of Cincinnati Re. During the first nine months of 2017, Cincinnati Re contributed $48 million of growth in consolidated property casualty insurance net written premiums.

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

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

At September 30, 2017, we held $2.515 billion of our cash and invested assets at the parent-company level, of which $2.202 billion, or 87.6 percent, was invested in common stocks, and $234 million, or 9.3 percent, was cash or cash equivalents. Our debt-to-total-capital ratio of 9.7 percent remains well below our target limit. Another important indicator of financial strength is our ratio of property casualty net written premiums to statutory surplus, which was 1.0-to-1 for the 12 months ended September 30, 2017, matching year-end 2016.

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

At October 25, 2017, our insurance subsidiaries continued to be highly rated.

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

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

CONSOLIDATED PROPERTY CASUALTY INSURANCE HIGHLIGHTS
Consolidated property casualty insurance results include premiums and expenses for our standard market insurance segments (commercial lines and personal lines), our excess and surplus lines segment and our reinsurance assumed operations.

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2017	2016	% Change	2017	2016	% Change
Earned premiums	$1,191	$1,133	5	$3,523	$3,343	5
Fee revenues	2	3	(33)	8	7	14
Total revenues	1,193	1,136	5	3,531	3,350	5
Loss and loss expenses from:
Current accident year before catastrophe losses	721	676	7	2,144	2,001	7
Current accident year catastrophe losses	114	54	111	349	260	34
Prior accident years before catastrophe losses	(14)	(42)	67	(76)	(146)	48
Prior accident years catastrophe losses	(6)	2	nm	(20)	(5)	(300)
Loss and loss expenses	815	690	18	2,397	2,110	14
Underwriting expenses	367	356	3	1,094	1,044	5
Underwriting profit	$11	$90	(88)	$40	$196	(80)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	60.4%	59.8%	0.6	60.8%	59.9%	0.9
Current accident year catastrophe losses	9.6	4.7	4.9	9.9	7.8	2.1
Prior accident years before catastrophe losses	(1.1)	(3.7)	2.6	(2.1)	(4.4)	2.3
Prior accident years catastrophe losses	(0.5)	0.2	(0.7)	(0.6)	(0.2)	(0.4)
Loss and loss expenses	68.4	61.0	7.4	68.0	63.1	4.9
Underwriting expenses	30.9	31.4	(0.5)	31.1	31.3	(0.2)
Combined ratio	99.3%	92.4%	6.9	99.1%	94.4%	4.7

Combined ratio	99.3%	92.4%	6.9	99.1%	94.4%	4.7
Contribution from catastrophe losses and prior years reserve development	8.0	1.2	6.8	7.2	3.2	4.0
Combined ratio before catastrophe losses and prior years reserve development	91.3%	91.2%	0.1	91.9%	91.2%	0.7

Our consolidated property casualty insurance operations generated an underwriting profit of $11 million and $40 million for the three and nine months ended September 30, 2017. The three-month decrease of $79 million, compared with the same period of 2016, was largely due to an increase of $52 million in losses from natural catastrophes that were mostly weather related. The nine-month decrease of $156 million, compared with the first nine months of 2016, included an increase of $74 million in losses from natural catastrophes. Both 2017 periods also experienced lower amounts of favorable reserve development on prior accident years. We believe future property casualty underwriting results will continue to benefit from price increases and our ongoing initiatives to improve pricing precision and loss experience related to claims and loss control practices.
For all property casualty lines of business in aggregate, net loss and loss expense reserves at September 30, 2017, were $284 million higher than at year-end 2016, including $123 million for the incurred but not reported (IBNR) portion. The $284 million reserve increase raised year-end 2016 net loss and loss expense reserves by 6 percent.

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

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

Our consolidated property casualty combined ratio for the third quarter of 2017 rose 6.9 percentage points, compared with the same period of 2016, including 4.2 points from higher catastrophe losses and loss expenses. For the first nine months of 2017, compared with the same period of 2016, our consolidated property casualty combined ratio rose 4.7 percentage points, including 1.7 points from higher catastrophe losses and loss expenses.

The combined ratio can be affected significantly by natural catastrophe losses and other large losses as discussed in detail below. The combined ratio can also be affected by updated estimates of loss and loss expense reserves established for claims that occurred in prior periods, referred to as prior accident years. Net favorable development on prior accident year reserves, including reserves for catastrophe losses, benefited the combined ratio by 2.7 percentage points in the first nine months of 2017, compared with 4.6 percentage points in the same period of 2016. Net favorable development is discussed in further detail in Financial Results by property casualty insurance segment.

The ratio for current accident year loss and loss expenses before catastrophe losses rose in the first nine months of 2017. That 60.8 percent ratio increased 0.9 percentage points compared with the 59.9 percent accident year 2016 ratio measured as of September 30, 2016, including an increase of 0.7 percentage points in the ratio for large losses of $1 million or more per claim, discussed below.

The underwriting expense ratio for the third quarter and first nine months of 2017 decreased, compared with the same periods of 2016. Strategic investments that include enhancement of underwriting expertise were offset by the favorable effects of higher earned premiums and ongoing expense management efforts.

Consolidated Property Casualty Insurance Premiums

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2017	2016	% Change	2017	2016	% Change
Agency renewal written premiums	$1,064	$1,036	3	$3,211	$3,121	3
Agency new business written premiums	157	149	5	475	417	14
Cincinnati Re net written premiums	24	21	14	104	56	86
Other written premiums	(37)	(31)	(19)	(80)	(78)	(3)
Net written premiums	1,208	1,175	3	3,710	3,516	6
Unearned premium change	(17)	(42)	60	(187)	(173)	(8)
Earned premiums	$1,191	$1,133	5	$3,523	$3,343	5

The trends in net written premiums and earned premiums summarized in the table above include the effects of price increases. Price change trends that heavily influence renewal written premium increases or decreases, along with other premium growth drivers for 2017, are discussed in more detail by segment below in Financial Results.

Consolidated property casualty net written premiums for the three and nine months ended September 30, 2017, grew $33 million and $194 million compared with the same periods of 2016. Each of our property casualty segments continued to grow during the third quarter and first nine months of 2017. Our premium growth initiatives from prior years have provided an ongoing favorable effect on growth during the current year, particularly as newer agency relationships mature over time.

Consolidated property casualty agency new business written premiums rose $8 million and $58 million for the third quarter and first nine months of 2017, compared with the same periods of 2016. New business written premiums in the first nine months of 2017 were higher than the same period of 2016 for each of our property casualty insurance segments. New agency appointments during 2016 and 2017 produced a $44 million increase in standard lines new business for the first nine months of 2017 compared with the same period of 2016. As we appoint new agencies that choose to move accounts to us, we report these accounts as new business. While this business is new to us, in many cases it is not new to the agent. We believe these seasoned accounts tend to be priced more accurately than business that may be less familiar to our agent upon obtaining it from a competing agent.

Net written premiums for Cincinnati Re increased $3 million and $48 million for the third quarter and first nine months of 2017, compared with the same periods of 2016. Cincinnati Re assumes risks through reinsurance treaties and in some cases cedes part of the risk and related premiums to one or more unaffiliated reinsurance

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

companies through transactions known as retrocessions. For the first nine months of 2017, earned premiums for Cincinnati Re totaled $80 million, compared with $33 million earned in the same period a year ago.

Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. Those ceded premium totals for the third quarter and first nine months of 2017 were substantially similar to the same periods of 2016.

Catastrophe losses and loss expenses typically have a material effect on property casualty results and can vary significantly from period to period. Losses from natural catastrophes contributed 9.1 and 9.3 percentage points to the combined ratio in the third quarter and first nine months of 2017, respectively, compared with 4.9 and 7.6 percentage points in the same periods of 2016. Some of those losses were applicable to annual loss deductible provisions of our collateralized reinsurance funded through catastrophe bonds. For our collateralized reinsurance arrangement that became effective in January 2017, we can recover catastrophe bond funds if aggregate losses, after the $8 million per occurrence deductible, exceed $190 million during an annual coverage period. Aggregate losses from 10 events between January 23 and September 30, 2017, which occurred within the specific geographic locations included in the severe convective storm portion of our coverage, totaled $135 million, after our per occurrence deductible. The following table shows consolidated property casualty insurance catastrophe losses and loss expenses incurred, net of reinsurance, as well as the effect of loss development on prior period catastrophe events. We individually list declared catastrophe events for which our incurred losses reached or exceeded $10 million.

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

Consolidated Property Casualty Insurance Catastrophe Losses and Loss Expenses Incurred

(Dollars in millions, net of reinsurance)		Three months ended September 30,					Nine months ended September 30,
		Comm.	Pers.	E&S	Cin.		Comm.	Pers.	E&S	Cin.
Dates	Region	lines	lines	lines	Re	Total	lines	lines	lines	Re	Total
2017
Feb. 28- Mar. 1	Midwest, South	$(2)	$1	$—	$—	$(1)	$19	$23	$1	$—	$43
Mar. 6-9	Midwest, Northeast, South	—	—	—	—	—	25	11	—	—	36
Mar. 21-22	South	(3)	1	—	—	(2)	19	10	—	—	29
Apr. 4-6	Midwest, South	1	2	—	—	3	8	14	—	—	22
Apr. 28- May 1	Midwest, Northeast, South	1	—	—	—	1	5	5	—	—	10
May 8-11	Midwest, South, West	—	—	—	—	—	14	—	—	—	14
May 15-18	Midwest, Northeast, South	—	2	—	—	2	3	9	—	—	12
Jun. 11	Midwest	—	2	—	—	2	4	14	—	—	18
Jun. 16-19	Midwest, Northeast, South	—	1	—	—	1	7	4	—	—	11
Jun. 27-29	Midwest	16	—	—		16	18	1	—	—	19
Aug. 25- Sep. 1	South	4	3	—	12	19	4	3	—	12	19
Sep. 6-12	International, South	14	21	1	25	61	14	21	1	25	61
All other 2017 catastrophes		2	4	—	6	12	31	18	—	6	55
Development on 2016 and prior catastrophes		(4)	(2)	—	—	(6)	(15)	(4)	—	(1)	(20)
Calendar year incurred total		$29	$35	$1	$43	$108	$156	$129	$2	$42	$329

2016
Apr. 2-3	Midwest, Northeast, South	$—	$—	$—	$—	$—	$6	$6	$—	$—	$12
Apr. 10-15	South	—	—	—	—	—	55	—	1	—	56
Apr. 25-28	Midwest, South	—	—	—	—	—	8	4	—	—	12
Apr. 29- May 3	Midwest, South	1	1	—	—	2	19	8	—	—	27
May 7-10	Midwest, South, West	3	5	—	—	8	17	11	—	—	28
May 11-12	Midwest, South	(1)	1	—	—	—	10	2	—	—	12
May 21-28	Midwest, South, West	1	—	—	—	1	12	3	—	—	15
Jul. 28-29	West	11	—	—	—	11	11	—	—	—	11
Sep. 19-23	Midwest	1	10	—	—	11	1	10	—	—	11
All other 2016 catastrophes		11	10	—	—	21	47	28	1	—	76
Development on 2015 and prior catastrophes		4	(2)	—	—	2	(2)	(3)	—	—	(5)
Calendar year incurred total		$31	$25	$—	$—	$56	$184	$69	$2	$—	$255

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

The following table includes data for losses incurred of $1 million or more per claim, net of reinsurance.

Consolidated Property Casualty Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended September 30,			Nine months ended September 30,
	2017	2016	% Change	2017	2016	% Change
Current accident year losses greater than $5 million	$6	$10	(40)	$34	$33	3
Current accident year losses $1 million - $5 million	75	46	63	152	122	25
Large loss prior accident year reserve development	4	1	300	42	4	nm
Total large losses incurred	85	57	49	228	159	43
Losses incurred but not reported	(9)	(7)	29	(6)	100	nm
Other losses excluding catastrophe losses	499	467	7	1,453	1,269	14
Catastrophe losses	104	53	96	319	249	28
Total losses incurred	$679	$570	19	$1,994	$1,777	12

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	0.5%	0.9%	(0.4)	1.0%	1.0%	0.0
Current accident year losses $1 million - $5 million	6.4	4.1	2.3	4.3	3.6	0.7
Large loss prior accident year reserve development	0.3	0.2	0.1	1.2	0.1	1.1
Total large loss ratio	7.2	5.2	2.0	6.5	4.7	1.8
Losses incurred but not reported	(0.7)	(0.7)	0.0	(0.2)	3.0	(3.2)
Other losses excluding catastrophe losses	41.7	41.3	0.4	41.2	38.1	3.1
Catastrophe losses	8.8	4.7	4.1	9.1	7.4	1.7
Total loss ratio	57.0%	50.5%	6.5	56.6%	53.2%	3.4

We believe the inherent variability of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the variability in addition to general inflationary trends in loss costs. Our analysis continues to indicate no unexpected concentration of large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The third-quarter 2017 property casualty total large losses incurred of $85 million, net of reinsurance, were higher than the $51 million quarterly average during full-year 2016 and higher than the $57 million experienced for the third quarter of 2016. The ratio for these large losses was 2.0 percentage points higher compared with last year’s third quarter. The third-quarter 2017 amount of total large losses incurred helped contribute to the increase in the nine-month 2017 total large loss ratio, compared with 2016, in addition to a first-half 2017 ratio that was 1.5 points higher than the first half of 2016. We believe results for the three-month and nine-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million. Losses by size are discussed in further detail in results of operations by property casualty insurance segment.

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

FINANCIAL RESULTS
Consolidated results reflect the operating results of each of our five segments along with the parent company, Cincinnati Re and other activities reported as “Other.” The five segments are:

•	Commercial lines property casualty insurance

•	Personal lines property casualty insurance

•	Excess and surplus lines property casualty insurance

•	Life insurance

•	Investments

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

COMMERCIAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2017	2016	% Change	2017	2016	% Change
Earned premiums	$792	$779	2	$2,369	$2,310	3
Fee revenues	1	1	0	3	3	0
Total revenues	793	780	2	2,372	2,313	3
Loss and loss expenses from:
Current accident year before catastrophe losses	486	460	6	1,439	1,357	6
Current accident year catastrophe losses	33	27	22	171	186	(8)
Prior accident years before catastrophe losses	(14)	(35)	60	(40)	(116)	66
Prior accident years catastrophe losses	(4)	4	nm	(15)	(2)	(650)
Loss and loss expenses	501	456	10	1,555	1,425	9
Underwriting expenses	253	252	0	756	740	2
Underwriting profit	$39	$72	(46)	$61	$148	(59)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	61.3%	59.1%	2.2	60.7%	58.7%	2.0
Current accident year catastrophe losses	4.3	3.5	0.8	7.2	8.1	(0.9)
Prior accident years before catastrophe losses	(1.8)	(4.5)	2.7	(1.6)	(5.0)	3.4
Prior accident years catastrophe losses	(0.5)	0.4	(0.9)	(0.6)	(0.1)	(0.5)
Loss and loss expenses	63.3	58.5	4.8	65.7	61.7	4.0
Underwriting expenses	31.9	32.3	(0.4)	31.9	32.0	(0.1)
Combined ratio	95.2%	90.8%	4.4	97.6%	93.7%	3.9

Combined ratio	95.2%	90.8%	4.4	97.6%	93.7%	3.9
Contribution from catastrophe losses and prior years reserve development	2.0	(0.6)	2.6	5.0	3.0	2.0
Combined ratio before catastrophe losses and prior years reserve development	93.2%	91.4%	1.8	92.6%	90.7%	1.9

Overview
Performance highlights for the commercial lines segment include:

•
Premiums – Earned premiums and net written premiums for the commercial lines segment grew during the third quarter and first nine months of 2017, in part due to renewal premium growth that continued to reflect price increases and a higher level of insured exposures. Higher new business written premiums also contributed to the increase in net written premiums for the nine months ended September 30, 2017. The table below analyzes the primary components of premiums. We continue using predictive analytics tools to improve pricing precision and segmentation while also leveraging our local relationships with agents through the efforts of our teams that work closely with them. We seek to maintain appropriate pricing discipline for both new and renewal business as our agents and underwriters assess account quality to make careful decisions on a case-by-case basis whether to write or renew a policy.

Agency renewal written premiums grew 1 percent during third-quarter 2017 and 2 percent during the nine months ended September 30, 2017, compared with the same periods of 2016. The growth reflected price increases and improving economic conditions. During the third quarter of 2017, our overall standard commercial lines policies continued to average estimated renewal price increases at percentages in the low-single-digit range, similar to the second quarter of 2017. We continue to segment commercial lines policies, emphasizing identification and retention of policies we believe have relatively stronger pricing. Conversely, we have been seeking stricter renewal terms and conditions on policies we believe have relatively weaker pricing, in turn retaining fewer of those policies. We measure average changes in commercial lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for the respective policies.

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

Our average overall commercial lines renewal pricing change includes the impact of flat pricing for certain coverages within package policies written for a three-year term that were in force but did not expire during the period being measured. Therefore, the change in average commercial lines renewal pricing we report reflects a blend of three-year policies that did not expire and other policies that did expire during the measurement period. For commercial lines policies that did expire and were then renewed during the third quarter of 2017, we estimate that our average percentage price increase for commercial auto continued in the high-single-digit range, higher in that range than second-quarter 2017. The estimated average percentage price change for our commercial property line of business was an increase in the mid-single-digit range and for commercial casualty it was an increase near the low end of the low-single-digit range. The estimated average percentage price change for workers’ compensation was a decrease in the mid-single-digit range.
Renewal premiums for our commercial casualty and workers’ compensation lines include the results of policy audits that adjust initial premium amounts based on differences between estimated and actual sales or payroll related to a specific policy. Audits completed during the first nine months of 2017 contributed $54 million to net written premiums.
New business written premiums for commercial lines decreased $2 million during the third quarter of 2017 and increased $20 million during the first nine months of 2017, compared with the same periods of 2016. The third-quarter total reflected a modest decrease for each major line of business in our commercial lines insurance segment except commercial property. The nine-month increase reflected growth for each major line of business except workers' compensation, which decreased by approximately $1 million. Trend analysis for year-over-year comparisons of individual quarters are more difficult to assess for commercial lines new business written premiums, due to inherent variability. That variability is often driven by larger policies with annual premiums greater than $100,000.
Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. For our commercial lines insurance segment, ceded premium totals for the third quarter and first nine months of 2017 were similar to the same periods of 2016.

Commercial Lines Insurance Premiums

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2017	2016	% Change	2017	2016	% Change
Agency renewal written premiums	$707	$698	1	$2,208	$2,174	2
Agency new business written premiums	99	101	(2)	301	281	7
Other written premiums	(28)	(22)	(27)	(53)	(54)	2
Net written premiums	778	777	0	2,456	2,401	2
Unearned premium change	14	2	nm	(87)	(91)	4
Earned premiums	$792	$779	2	$2,369	$2,310	3

•
Combined ratio – The commercial lines combined ratio rose 4.4 percentage points for the third quarter and 3.9 points for the first nine months of 2017, compared with the same periods a year ago, largely due to lower amounts of favorable reserve development on prior accident years, discussed below. In addition, the current accident year loss and loss expenses ratio increased for our commercial casualty line of business, which represents approximately one-third of premiums for our commercial lines insurance segment. Commercial casualty paid losses and loss expenses for the third quarter of 2017 were higher than any quarter since the beginning of 2015, in part due to an increase in large losses discussed below. Although the ratio for our commercial casualty case incurred losses was approximately 2 percentage points better than the first half of 2017, it remained approximately 4 points worse than the average for the prior two years. After considering these trends, we maintained our consistently prudent approach to setting reserves with IBNR reserves that resulted in no favorable development on third-quarter 2017 commercial casualty prior accident year reserves and a nine-month commercial casualty current accident year loss and loss expenses ratio approximately 2 percentage points higher than full-year 2016.

The commercial lines ratio for current accident year loss and loss expenses before catastrophe losses rose in the first nine months of 2017. That 60.7 percent ratio increased 2.0 percentage points compared with the 58.7 percent accident year 2016 ratio measured as of September 30, 2016, including an increase of 0.5 percentage points in the ratio for large losses of $1 million or more per claim, discussed below.

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

Catastrophe losses and loss expenses accounted for 3.8 and 6.6 percentage points of the combined ratio for the third quarter and first nine months of 2017, compared with 3.9 and 8.0 percentage points for the same periods a year ago. The 10-year annual average for that catastrophe measure through 2016 for the commercial lines segment was 4.8 percentage points, and the five-year annual average was 5.2 percentage points.
Commercial auto, representing 19 percent of 2016 earned premiums for our commercial lines insurance segment, was the only major line of business in that segment with a third-quarter 2017 total loss and loss expense ratio before catastrophe losses significantly higher than we desired. As discussed above, during the first nine months of 2017, our commercial auto policies experienced average renewal price increases at percentages in the high-single-digit range, with the third quarter higher than the second quarter. We believe pricing and risk selection actions we are taking will help improve future profitability. Further segmentation of policies as they renew should also help improve profitability, as we seek more adequate pricing on individual policies that need it based on analytics and underwriter judgment. As an example, for our 2016 commercial auto policies that we determined have relatively weaker pricing, representing approximately one-third of commercial auto renewal written premiums, we obtained 2016 percentage price increases that averaged in the high-single digits. We also continued to improve premium rate classification and the use of other rating variables in risk selection and pricing.
The net effect of reserve development on prior accident years during the third quarter and first nine months of 2017 was favorable for commercial lines overall by $18 million and $55 million compared with $31 million and $118 million for the same periods in 2016. For the first nine months of 2017, our workers’ compensation line of business was the largest contributor to the total commercial lines net favorable reserve development on prior accident years, followed by other commercial lines, which was largely attributable to director and officer liability insurance. Commercial property also contributed to the total commercial lines net favorable reserve development. Those contributions were partially offset by unfavorable reserve development for our commercial auto and commercial casualty lines of business. The unfavorable reserve development for commercial casualty reflected higher than usual large loss activity for the first and third quarters of 2017. The net favorable reserve development recognized during the first nine months of 2017 for our commercial lines insurance segment was largely for accident year 2016 and accident years prior to 2014, and was primarily due to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2016 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 48.
The commercial lines underwriting expense ratio for the third quarter and first nine months of 2017 decreased, compared with the same periods of 2016, as earned premiums increased at a faster pace than underwriting expenses.

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

Commercial Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended September 30,			Nine months ended September 30,
	2017	2016	% Change	2017	2016	% Change
Current accident year losses greater than $5 million	$6	$10	(40)	$34	$33	3
Current accident year losses $1 million - $5 million	56	34	65	115	103	12
Large loss prior accident year reserve development	1	5	(80)	37	8	nm
Total large losses incurred	63	49	29	186	144	29
Losses incurred but not reported	1	4	(75)	17	70	(76)
Other losses excluding catastrophe losses	313	287	9	911	786	16
Catastrophe losses	27	28	(4)	149	179	(17)
Total losses incurred	$404	$368	10	$1,263	$1,179	7

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	0.8%	1.3%	(0.5)	1.5%	1.4%	0.1
Current accident year losses $1 million - $5 million	7.2	4.4	2.8	4.8	4.4	0.4
Large loss prior accident year reserve development	0.1	0.8	(0.7)	1.6	0.4	1.2
Total large loss ratio	8.1	6.5	1.6	7.9	6.2	1.7
Losses incurred but not reported	—	0.4	(0.4)	0.7	3.0	(2.3)
Other losses excluding catastrophe losses	39.6	36.7	2.9	38.4	34.1	4.3
Catastrophe losses	3.4	3.7	(0.3)	6.3	7.8	(1.5)
Total loss ratio	51.1%	47.3%	3.8	53.3%	51.1%	2.2

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The third-quarter 2017 commercial lines total large losses incurred of $63 million, net of reinsurance, were higher than the quarterly average of $48 million during full-year 2016 and higher than the $49 million total large losses incurred for the third quarter of 2016. The rise in commercial lines large losses for the third-quarter and first nine months of 2017 was largely due to our commercial casualty and commercial property lines of business. The third-quarter 2017 ratio for commercial lines total large losses was 1.6 percentage points higher compared with last year’s third-quarter ratio. The third-quarter 2017 amount of total large losses incurred helped contribute to the increase in the nine-month 2017 total large loss ratio, compared with 2016, in addition to a first-half 2017 ratio that was 1.6 points higher than the first half of 2016. We believe results for the three- and nine-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

PERSONAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2017	2016	% Change	2017	2016	% Change
Earned premiums	$314	$293	7	$921	$864	7
Fee revenues	1	1	0	4	3	33
Total revenues	315	294	7	925	867	7
Loss and loss expenses from:
Current accident year before catastrophe losses	196	186	5	586	546	7
Current accident year catastrophe losses	37	27	37	133	72	85
Prior accident years before catastrophe losses	2	6	(67)	(9)	(1)	(800)
Prior accident years catastrophe losses	(2)	(2)	0	(4)	(3)	(33)
Loss and loss expenses	233	217	7	706	614	15
Underwriting expenses	91	85	7	267	253	6
Underwriting loss	$(9)	$(8)	13	$(48)	$—	nm

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	62.2%	63.7%	(1.5)	63.6%	63.2%	0.4
Current accident year catastrophe losses	11.7	8.9	2.8	14.5	8.3	6.2
Prior accident years before catastrophe losses	0.7	2.1	(1.4)	(1.0)	(0.1)	(0.9)
Prior accident years catastrophe losses	(0.6)	(0.5)	(0.1)	(0.5)	(0.3)	(0.2)
Loss and loss expenses	74.0	74.2	(0.2)	76.6	71.1	5.5
Underwriting expenses	29.1	29.2	(0.1)	29.0	29.3	(0.3)
Combined ratio	103.1%	103.4%	(0.3)	105.6%	100.4%	5.2

Combined ratio	103.1%	103.4%	(0.3)	105.6%	100.4%	5.2
Contribution from catastrophe losses and prior years reserve development	11.8	10.5	1.3	13.0	7.9	5.1
Combined ratio before catastrophe losses and prior years reserve development	91.3%	92.9%	(1.6)	92.6%	92.5%	0.1

Overview
Performance highlights for the personal lines segment include:

•
Premiums – Personal lines earned premiums and net written premiums for the third quarter and first nine months of 2017 continued to grow, reflecting increases in renewal written premiums and new business written premiums from agencies that represent us. Price increases and a high level of policy retention were the main drivers of renewal premium growth. The table below analyzes the primary components of premiums.

Agency renewal written premiums increased 5 percent for both the third quarter and first nine months of 2017, largely reflecting rate increases. We estimate that premium rates for our personal auto line of business increased at average percentages near the low end of the high-single-digit range during the first nine months of 2017. For our homeowner line of business, we estimate that premium rates for the first nine months of 2017 increased at average percentages near the low end of the mid-single-digit range. For both our personal auto and homeowner lines of business, some individual policies experienced lower or higher rate changes based on each risk's specific characteristics and enhanced pricing precision enabled by predictive models.
Personal lines new business written premiums grew $11 million or 34 percent during the third quarter and $31 million or 34 percent during the first nine months of 2017, compared with the same periods of 2016. That growth included approximately $9 million for the third quarter, and $22 million for the first nine months of 2017, from high net worth clients of our agencies. Personal lines new business written premiums from our high net worth policies totaled approximately $16 million for the third quarter and $42 million for the first nine months of 2017. The primary factors driving growth in the middle market portion included recent-year expansion into new states and other additional marketing efforts directed toward agencies. Marketing efforts included assisting agencies with processing qualified policies expiring from other insurance companies, sometimes referred to as

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

“book rolls”. Similar to recent years, such processing has not materially contributed to 2017 increases or decreases in personal lines new business written premiums.
Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. For our personal lines insurance segment, ceded premium totals for the third quarter and first nine months of 2017 were similar to the same periods of 2016.
We continue to implement strategies discussed in our 2016 Annual Report on Form 10-K, Item 1, Strategic Initiatives, Page 13, to enhance our responsiveness to marketplace changes and to help achieve our long-term objectives for personal lines growth and profitability. These strategies include initiatives to more profitably underwrite personal auto policies.

Personal Lines Insurance Premiums

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2017	2016	% Change	2017	2016	% Change
Agency renewal written premiums	$318	$303	5	$881	$841	5
Agency new business written premiums	43	32	34	122	91	34
Other written premiums	(6)	(6)	0	(18)	(17)	(6)
Net written premiums	355	329	8	985	915	8
Unearned premium change	(41)	(36)	(14)	(64)	(51)	(25)
Earned premiums	$314	$293	7	$921	$864	7

•
Combined ratio – Our personal lines combined ratio for the third quarter of 2017 decreased 0.3 percentage points, compared with the same period a year ago. For the first nine months of 2017, compared with the same period of 2016, it rose 5.2 percentage points, driven by an increase of 6.0 percentage points in the ratio for weather-related natural catastrophe losses and loss expenses.

The personal lines ratio for current accident year loss and loss expenses before catastrophe losses rose in the first nine months of 2017. That 63.6 percent ratio increased 0.4 percentage points compared with the 63.2 percent accident year 2016 ratio measured as of September 30, 2016, including an increase of 2.2 percentage points in the ratio for large losses of $1 million or more per claim, discussed below.
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
Personal auto, representing 47 percent of 2016 earned premiums for our personal lines insurance segment, was the only major line of business in that segment with a third-quarter 2017 total loss and loss expense ratio before catastrophe losses significantly higher than we desired. As discussed above, during the first nine months of 2017, our personal auto policies experienced average renewal price increases at percentages near the low end of the high-single-digit range. We believe rate increases and other actions to improve pricing precision and reduce loss costs will improve future profitability.
Catastrophe losses and loss expenses accounted for 11.1 and 14.0 percentage points of the combined ratio for the third quarter and first nine months of 2017, compared with 8.4 and 8.0 percentage points for the same periods of 2016. The 10-year annual average catastrophe loss ratio through 2016 for the personal lines segment was 10.7 percentage points, and the five-year annual average was 9.3 percentage points.
The net effect of reserve development on prior accident years during the third quarter of 2017 was unfavorable for personal lines overall by less than $1 million, compared with an unfavorable $4 million for the same period in 2016. For the first nine months of 2017, total personal lines net reserve development was favorable by $13 million, compared with a favorable $4 million for the same period in 2016. Our homeowner and other personal lines of business were the largest contributors to the nine-month 2017 total personal lines net favorable reserve development on prior accident years, followed by personal auto. The favorable reserve development was due primarily to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2016 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 48.

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

The underwriting expense ratio decreased slightly for the third quarter and first nine months of 2017, compared with the same periods of 2016, as earned premiums increased at a faster pace than underwriting expenses.

Personal Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended September 30,			Nine months ended September 30,
	2017	2016	% Change	2017	2016	% Change
Current accident year losses greater than $5 million	$—	$—	nm	$—	$—	nm
Current accident year losses $1 million - $5 million	19	10	90	37	16	131
Large loss prior accident year reserve development	3	(3)	nm	4	(4)	nm
Total large losses incurred	22	7	nm	41	12	242
Losses incurred but not reported	(17)	(9)	89	(19)	25	nm
Other losses excluding catastrophe losses	164	168	(2)	472	442	7
Catastrophe losses	34	25	36	127	68	87
Total losses incurred	$203	$191	6	$621	$547	14

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	—%	—%	0.0	—%	—%	0.0
Current accident year losses $1 million - $5 million	6.0	3.5	2.5	4.0	1.8	2.2
Large loss prior accident year reserve development	1.0	(1.1)	2.1	0.4	(0.4)	0.8
Total large loss ratio	7.0	2.4	4.6	4.4	1.4	3.0
Losses incurred but not reported	(5.3)	(3.2)	(2.1)	(2.1)	2.9	(5.0)
Other losses excluding catastrophe losses	52.1	57.7	(5.6)	51.3	51.2	0.1
Catastrophe losses	10.8	8.2	2.6	13.8	7.8	6.0
Total loss ratio	64.6%	65.1%	(0.5)	67.4%	63.3%	4.1

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the third quarter of 2017, the personal lines total large loss ratio, net of reinsurance, was 4.6 percentage points higher than last year’s third quarter. The rise in personal lines large losses for the third-quarter and first nine months of 2017 was largely due to our homeowner line of business. The third-quarter 2017 amount of total large losses incurred helped contribute to the increase in the nine-month 2017 total large loss ratio, compared with 2016, in addition to a first-half 2017 ratio that was 2.2 points higher than the first half of 2016. We believe results for the three-month and nine-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

EXCESS AND SURPLUS LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2017	2016	% Change	2017	2016	% Change
Earned premiums	$53	$48	10	$153	$136	13
Fee revenues	—	1	nm	1	1	0
Total revenues	53	49	8	154	137	12

Loss and loss expenses from:
Current accident year before catastrophe losses	26	27	(4)	81	80	1
Current accident year catastrophe losses	1	—	nm	2	2	0
Prior accident years before catastrophe losses	(3)	(12)	(75)	(25)	(27)	7
Prior accident years catastrophe losses	—	—	0	—	—	0
Loss and loss expenses	24	15	60	58	55	5
Underwriting expenses	16	14	14	46	40	15
Underwriting profit	$13	$20	(35)	$50	$42	19

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	49.1%	57.2%	(8.1)	52.8%	58.9%	(6.1)
Current accident year catastrophe losses	1.7	0.2	1.5	1.3	1.3	0.0
Prior accident years before catastrophe losses	(4.7)	(25.5)	20.8	(15.9)	(19.6)	3.7
Prior accident years catastrophe losses	(0.3)	0.0	(0.3)	(0.1)	(0.1)	0.0
Loss and loss expenses	45.8	31.9	13.9	38.1	40.5	(2.4)
Underwriting expenses	29.0	29.4	(0.4)	29.9	29.4	0.5
Combined ratio	74.8%	61.3%	13.5	68.0%	69.9%	(1.9)

Combined ratio	74.8%	61.3%	13.5	68.0%	69.9%	(1.9)
Contribution from catastrophe losses and prior years reserve development	(3.3)	(25.3)	22.0	(14.7)	(18.4)	3.7
Combined ratio before catastrophe losses and prior years reserve development	78.1%	86.6%	(8.5)	82.7%	88.3%	(5.6)

Overview
Performance highlights for the excess and surplus lines segment include:

•	Premiums – Excess and surplus lines net written premiums continued to grow, primarily due to increases in renewal written premiums, during the third quarter and first nine months of 2017.
Renewal written premiums rose 11 percent and 15 percent for the three and nine months ended September 30, 2017, compared with the same periods of 2016, reflecting the opportunity to renew many accounts for the first time, as well as higher renewal pricing. For the first nine months of 2017, excess and surplus lines policy renewals experienced estimated average price increases at percentages in the low-single-digit range. We measure average changes in excess and surplus lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies.
New business written premiums produced by agencies increased 16 percent for the first nine months of 2017, compared with the same period of 2016, reflecting an increase in our marketing efforts as we continued to carefully underwrite each policy in a highly competitive market. Some of what we report as new business came from accounts that were not new to our agents. We believe our agents’ seasoned accounts tend to be priced more accurately than business that may be less familiar to them.

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

Excess and Surplus Lines Insurance Premiums

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2017	2016	% Change	2017	2016	% Change
Agency renewal written premiums	$39	$35	11	$122	$106	15
Agency new business written premiums	15	16	(6)	52	45	16
Other written premiums	(3)	(3)	0	(9)	(7)	(29)
Net written premiums	51	48	6	165	144	15
Unearned premium change	2	—	nm	(12)	(8)	(50)
Earned premiums	$53	$48	10	$153	$136	13

•
Combined ratio – The excess and surplus lines combined ratio increased by 13.5 percentage points for the third quarter of 2017, compared with the same period of 2016, primarily due to less favorable reserve development on prior accident years. For the first nine months of 2017, the combined ratio improved by 1.9 percentage points, compared with the first nine months of 2016, driven by a lower ratio for current accident year losses and loss expenses before catastrophe losses.

The excess and surplus lines ratio for current accident year loss and loss expenses before catastrophe losses improved in the first nine months of 2017. That 52.8 percent ratio decreased 6.1 percentage points compared with the 58.9 percent accident year 2016 ratio measured as of September 30, 2016, including a decrease of 2.3 percentage points in the ratio for large losses of $1 million or more per claim, discussed below.
Excess and surplus lines net favorable reserve development on prior accident years, as a ratio to earned premiums, was 5.0 percent and 16.0 percent for the third quarter and first nine months of 2017, compared with 25.5 percent and 19.7 percent for the same periods of 2016. Approximately two-thirds of the net favorable reserve development recognized during the first nine months of 2017 was attributable to accident years 2015 and 2014. The favorable reserve development was due primarily to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2016 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 48.
The underwriting expense ratio for the third quarter of 2017 decreased, compared with the same period of 2016, reflecting higher earned premiums, ongoing expense management efforts and a lower level of profit-sharing commissions for agencies. For the first nine months of 2017, the underwriting expense ratio increased, compared with the same period of 2016, primarily due to strategic investments that include enhancement of underwriting expertise, such as upgrades to systems used in underwriting or billing excess and surplus lines insurance policies.

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

Excess and Surplus Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended September 30,			Nine months ended September 30,
	2017	2016	% Change	2017	2016	% Change
Current accident year losses greater than $5 million	$—	$—	nm	$—	$—	nm
Current accident year losses $1 million - $5 million	—	2	(100)	—	3	(100)
Large loss prior accident year reserve development	—	(1)	nm	1	—	nm
Total large losses incurred	—	1	(100)	1	3	(67)
Losses incurred but not reported	7	(2)	nm	(4)	5	nm
Other losses excluding catastrophe losses	8	11	(27)	35	25	40
Catastrophe losses	1	—	nm	2	2	—
Total losses incurred	$16	$10	60	$34	$35	(3)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	—%	—%	0.0	—%	—%	0.0
Current accident year losses $1 million - $5 million	—	4.4	(4.4)	—	2.3	(2.3)
Large loss prior accident year reserve development	(0.3)	(2.0)	1.7	0.6	(0.3)	0.9
Total large loss ratio	(0.3)	2.4	(2.7)	0.6	2.0	(1.4)
Losses incurred but not reported	13.8	(2.9)	16.7	(2.4)	4.1	(6.5)
Other losses excluding catastrophe losses	15.3	21.8	(6.5)	23.1	18.4	4.7
Catastrophe losses	1.3	0.1	1.2	1.1	1.1	0.0
Total loss ratio	30.1%	21.4%	8.7	22.4%	25.6%	(3.2)

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the third quarter of 2017, the excess and surplus lines total ratio for large losses, net of reinsurance, was 2.7 percentage points lower than last year’s third quarter. The third-quarter 2017 amount of total large losses incurred helped contribute to the decrease in the nine-month 2017 total large loss ratio, compared with 2016, in addition to a first-half 2017 ratio that was 0.7 points lower than the first half of 2016. We believe results for the three-month and nine-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

LIFE INSURANCE RESULTS

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2017	2016	% Change	2017	2016	% Change
Earned premiums	$56	$58	(3)	$173	$175	(1)
Fee revenues	1	2	(50)	4	4	0
Total revenues	57	60	(5)	177	179	(1)
Contract holders' benefits incurred	59	63	(6)	184	188	(2)
Investment interest credited to contract holders'	(24)	(23)	(4)	(70)	(67)	(4)
Underwriting expenses incurred	26	24	8	63	62	2
Total benefits and expenses	61	64	(5)	177	183	(3)
Life insurance segment loss	$(4)	$(4)	0	$—	$(4)	nm

Overview
Performance highlights for the life insurance segment include:

•
Revenues – Revenues decreased for the nine months ended September 30, 2017, primarily due to lower earned premiums from universal life and other life insurance products, partially offset by higher earned premiums from term life insurance, our largest life insurance product line. The decline in universal life insurance premiums was attributable to the unlocking of actuarial assumptions that slowed amortization of unearned front-end loads.

Net in-force life insurance policy face amounts increased to $60.094 billion at September 30, 2017, from $56.808 billion at year-end 2016.
Fixed annuity deposits received for the three and nine months ended September 30, 2017, were $6 million and $23 million compared with $10 million and $36 million for same periods of 2016. Fixed annuity deposits have a minimal impact to earned premiums because deposits received are initially recorded as liabilities. Profit is earned over time by way of interest-rate spreads. We do not write variable or equity-indexed annuities.

Life Insurance Premiums

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2017	2016	% Change	2017	2016	% Change
Term life insurance	$39	$37	5	$118	$112	5
Universal life insurance	7	13	(46)	28	34	(18)
Other life insurance, annuity and disability income products	10	8	25	27	29	(7)
Net earned premiums	$56	$58	(3)	$173	$175	(1)

•
Profitability – Our life insurance segment typically reports a small profit or loss on a GAAP basis because profits from investment income spreads are included in our investment segment results. We include only investment income credited to contract holders (including interest assumed in life insurance policy reserve calculations) in our life insurance segment results. A loss of less than $1 million for our life insurance segment in the first nine months of 2017, compared with a loss of $4 million for the same period of 2016, was largely due to more favorable mortality results.

Life insurance segment benefits and expenses consist principally of contract holders’ (policyholders’) benefits incurred related to traditional life and interest-sensitive products and operating expenses incurred, net of deferred acquisition costs. Total benefits decreased in the first nine months of 2017. Life policy and investment contract reserves increased with continued growth in net in-force life insurance policy face amounts. Mortality results decreased from the same period of 2016 and were less than our 2017 projections.
Underwriting expenses for the first nine months of 2017 increased slightly compared with the same period a year ago. For the first nine months of 2017, unlocking of interest rate and other actuarial assumptions had an

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

immaterial impact on the amount of expenses deferred to future periods. For the first nine months of 2016, unlocking decreased the amount of expenses deferred to future periods, increasing underwriting expenses.
We recognize that assets under management, capital appreciation and investment income are integral to evaluating the success of the life insurance segment because of the long duration of life products. On a basis that includes investment income and realized gains or losses from life-insurance-related invested assets, the life insurance company reported a net profit of $8 million and $33 million in the three and nine months ended September 30, 2017, compared with a net profit of $10 million and $32 million for the same periods of 2016. The life insurance company portfolio had net after-tax realized investment gains of less than $1 million and $2 million for the three and nine months ended September 30, 2017, compared with $2 million and $3 million of net after-tax realized investment gains for the three and nine months ended September 30, 2016.

INVESTMENTS RESULTS

Overview
The investments segment contributes investment income and realized gains and losses to results of operations. Investments traditionally are our primary source of pretax and after-tax profits.

Investment Income
Pretax investment income increased 3 percent for third-quarter 2017 and 2 percent for the nine months ended September 30, 2017, compared with the same periods of 2016. Interest income rose due to net purchases of fixed-maturity securities that offset the continuing effects of the low interest rate environment. Higher dividend income reflected rising dividend rates and net purchases of equity securities.

Investments Results

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2017	2016	% Change	2017	2016	% Change
Total investment income, net of expenses	$153	$148	3	$453	$442	2
Investment interest credited to contract holders'	(24)	(23)	(4)	(70)	(67)	(4)
Realized investment gains, net	7	56	nm	156	161	(3)
Investments profit, pretax	$136	$181	(25)	$539	$536	1

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

(Dollars in millions)	% Yield	Principal redemptions
At September 30, 2017
Fixed-maturity pretax yield profile:
Expected to mature during the remainder of 2017	5.30	$125
Expected to mature during 2018	5.69	916
Expected to mature during 2019	6.15	734
Average yield and total expected redemptions from the remainder of 2017 through 2019	5.85	$1,775

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

The table below shows the average pretax yield-to-amortized cost for fixed-maturity securities acquired during the periods indicated. The average yield for total fixed-maturity securities acquired during the first nine months of 2017 was lower than the 4.54 percent average yield-to-amortized cost of the fixed-maturity securities portfolio at the end of 2016. Our fixed-maturity portfolio's average yield of 4.47 percent for the first nine months of 2017, from the investment income table below, was also lower than that yield for the year-end 2016 fixed-maturities portfolio.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Average pretax yield-to-amortized cost on new fixed-maturities:
Acquired taxable fixed-maturities	3.81%	3.73%	4.00%	4.27%
Acquired tax-exempt fixed-maturities	3.15	2.66	3.34	2.89
Average total fixed-maturities acquired	3.55	3.39	3.68	3.86

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

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2017	2016	% Change	2017	2016	% Change
Investment income:
Interest	$112	$111	1	$334	$330	1
Dividends	43	39	10	124	117	6
Other	1	1	0	3	2	50
Less investment expenses	3	3	0	8	7	14
Investment income, pretax	153	148	3	453	442	2
Less income taxes	35	35	0	106	105	1
Total investment income, after-tax	$118	$113	4	$347	$337	3

Investment returns:
Average invested assets plus cash and cash equivalents	$16,769	$15,564		$16,462	$15,192
Average yield pretax	3.65%	3.80%		3.67%	3.88%
Average yield after-tax	2.81	2.90		2.81	2.96
Effective tax rate	23.4	23.9		23.5	23.8

Fixed-maturity returns:
Average amortized cost	$10,121	$9,588		$9,967	$9,491
Average yield pretax	4.43%	4.63%		4.47%	4.64%
Average yield after-tax	3.25	3.37		3.27	3.37
Effective tax rate	26.6	27.3		26.8	27.3

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

Net Realized Gains and Losses
We reported net realized investment gains of $7 million and $156 million for the three and nine months ended September 30, 2017, compared with $56 million and $161 million of net realized investment gains for the same periods of 2016. The total net realized investment gains for the first nine months of 2017 included $143 million in net gains from sales of various common and preferred stock holdings, compared with $146 million for the same period of 2016.

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

Of the 3,484 securities in the portfolio, no securities were trading below 70 percent of amortized cost at September 30, 2017. Our asset impairment committee regularly monitors the portfolio, including a quarterly review of the entire portfolio for potential OTTI charges. We believe that if liquidity in the markets were to significantly deteriorate or economic conditions were to significantly weaken, we could experience declines in portfolio values and possibly additional OTTI charges.

The table below provides additional detail for OTTI charges:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Fixed maturities:
Utilities	$—	$—	$—	$2
Banking	—	—	6	—
Total fixed maturities	—	—	6	2
Common equities:
Energy	—	—	3	—
Total common equities	—	—	3	—
Total	$—	$—	$9	$2

OTHER
We report as Other the noninvestment operations of the parent company and a noninsurance subsidiary, CFC Investment Company. We also report as Other the underwriting results of Cincinnati Re, our reinsurance assumed operation, including earned premiums, loss and loss expenses and underwriting expenses.

Total revenues for the first nine months of 2017 for our Other operations increased, compared with the same period of 2016, primarily due to earned premiums from Cincinnati Re. Total expenses for Other also increased for the first nine months of 2017, primarily due to losses and loss expenses and underwriting expenses from Cincinnati Re.

Other loss in the table below represents losses before income taxes. The net result of Cincinnati Re for the first nine months of 2017 was an underwriting loss of approximately $23 million, largely due to an increase in losses from natural catastrophes. For both periods shown, Other loss resulted largely from underwriting results for Cincinnati Re and interest expense from debt of the parent company.

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2017	2016	% Change	2017	2016	% Change
Interest and fees on loans and leases	$1	$2	(50)	$3	$4	(25)
Earned premiums	32	13	146	80	33	142
Other revenues	1	—	nm	1	1	0
Total revenues	34	15	127	84	38	121
Interest expense	13	13	0	39	39	0
Loss and loss expenses	57	2	nm	78	16	388
Underwriting expenses	7	5	40	25	11	127
Operating expenses	3	3	0	11	10	10
Total expenses	80	23	248	153	76	101
Other loss	$(46)	$(8)	(475)	$(69)	$(38)	(82)

TAXES
We had $27 million and $130 million of income tax expense for the three and nine months ended September 30, 2017, compared with $73 million and $193 million for the same periods of 2016. The effective tax rates for the three and nine months ended September 30, 2017, were 20.9 percent and 24.4 percent compared with 28.9 percent and 28.2 percent for the same periods last year. The change in our effective tax rate was primarily due to changes in pretax income from underwriting results and realized investment gains and losses, with immaterial changes in the amount of permanent book-tax differences. For the three and nine months ended September 30, 2017, the change in our effective tax rate also reflected the adoption of ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.

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

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2017, shareholders’ equity was $7.523 billion, compared with $7.060 billion at December 31, 2016. Total debt was $804 million at September 30, 2017, down $3 million from December 31, 2016. At September 30, 2017, cash and cash equivalents totaled $674 million, compared with $777 million at December 31, 2016.

SOURCES OF LIQUIDITY

Subsidiary Dividends
Our lead insurance subsidiary declared dividends of $290 million to the parent company in the first nine months of 2017, compared with $300 million for the same period of 2016. For full-year 2016, subsidiary dividends declared totaled $475 million. State of Ohio regulatory requirements restrict the dividends our insurance subsidiary can pay. For full-year 2017, total dividends that our insurance subsidiary could pay to our parent company without regulatory approval are approximately $469 million.

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

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

The table below shows a summary of operating cash flow for property casualty insurance (direct method):

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2017	2016	% Change	2017	2016	% Change
Premiums collected	$1,217	$1,185	3	$3,723	$3,534	5
Loss and loss expenses paid	(725)	(662)	(10)	(2,114)	(1,853)	(14)
Commissions and other underwriting expenses paid	(333)	(318)	(5)	(1,163)	(1,081)	(8)
Cash flow from underwriting	159	205	(22)	446	600	(26)
Investment income received	108	105	3	310	303	2
Cash flow from operations	$267	$310	(14)	$756	$903	(16)

Collected premiums for property casualty insurance rose $189 million during the first nine months of 2017, compared with the same period in 2016. Loss and loss expenses paid increased $261 million, including a $103 million increase for catastrophe losses and loss expenses. Commissions and other underwriting expenses paid rose $82 million, primarily due to higher commissions paid to agencies, reflecting the increase in collected premiums.

We discuss our future obligations for claims payments and for underwriting expenses in our 2016 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 91, and Other Commitments also on Page 91.

Capital Resources
At September 30, 2017, our debt-to-total-capital ratio was 9.7 percent, with $787 million in long-term debt and $17 million in borrowing on our revolving short-term line of credit. That line of credit had a $20 million balance at December 31, 2016. At September 30, 2017, $208 million was available for future cash management needs. Based on our capital requirements at September 30, 2017, we do not anticipate a material increase in debt levels during the remainder of 2017. As a result, we expect changes in our debt-to-total-capital ratio to continue to be largely a function of the contribution of unrealized investment gains or losses to shareholders’ equity.

We provide details of our three, long-term notes in this quarterly report Item 1, Note 3 – Fair Value Measurements. None of the notes are encumbered by rating triggers.

Four independent ratings firms award insurer financial strength ratings to our property casualty insurance companies and three firms rate our life insurance company. Those firms made no changes to our parent company

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

debt ratings during the first nine months of 2017. Our debt ratings are discussed in our 2016 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, Other Sources of Liquidity, Page 89.

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

•
Commissions – Commissions paid were $708 million in the first nine months of 2017. Commission payments generally track with written premiums, except for annual profit-sharing commissions typically paid during the first quarter of the year.

•
Other underwriting expenses – Many of our underwriting expenses are not contractual obligations, but reflect the ongoing expenses of our business. Noncommission underwriting expenses paid were $455 million in the first nine months of 2017.

•
Technology costs – In addition to contractual obligations for hardware and software, we anticipate capitalizing up to $7 million in spending for key technology initiatives in 2017. Capitalized development costs related to key technology initiatives were $6 million in the first nine months of 2017. These activities are conducted at our discretion, and we have no material contractual obligations for activities planned as part of these projects.

We contributed $5 million to our qualified pension plan during the first nine months of 2017.

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

Uses of Capital
Uses of cash to enhance shareholder return include dividends to shareholders. In January, May and August 2017, the board of directors declared regular quarterly cash dividends of 50 cents per share for an indicated annual rate of $2.00 per share. During the first nine months of 2017, we used $239 million to pay cash dividends to shareholders.

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

Total gross reserves at September 30, 2017, increased $265 million compared with December 31, 2016. Case loss reserves for losses increased $139 million, IBNR loss reserves increased by $75 million and loss expense reserves

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

increased by $51 million. Accounting for most of the total gross increase was the aggregate of our commercial casualty and commercial auto lines of business and our Cincinnati Re reinsurance assumed operation.

Property Casualty Gross Reserves

(Dollars in millions)	Loss reserves		Loss expense reserves	Total gross reserves
	Case reserves	IBNR reserves			Percent of total
At September 30, 2017
Commercial lines insurance:
Commercial casualty	$956	$586	$588	$2,130	40.3%
Commercial property	270	10	61	341	6.4
Commercial auto	398	122	120	640	12.1
Workers' compensation	399	526	95	1,020	19.2
Other commercial	116	15	61	192	3.6
Subtotal	2,139	1,259	925	4,323	81.6
Personal lines insurance:
Personal auto	237	43	68	348	6.6
Homeowner	112	(4)	31	139	2.6
Other personal	60	42	5	107	2.0
Subtotal	409	81	104	594	11.2
Excess and surplus lines	106	82	69	257	4.8
Cincinnati Re	16	108	2	126	2.4
Total	$2,670	$1,530	$1,100	$5,300	100.0%
At December 31, 2016
Commercial lines insurance:
Commercial casualty	$928	$553	$556	$2,037	40.5%
Commercial property	253	28	58	339	6.7
Commercial auto	374	86	103	563	11.2
Workers' compensation	382	553	95	1,030	20.4
Other commercial	116	19	75	210	4.2
Subtotal	2,053	1,239	887	4,179	83.0
Personal lines insurance:
Personal auto	228	24	66	318	6.3
Homeowner	102	22	29	153	3.0
Other personal	46	47	5	98	2.0
Subtotal	376	93	100	569	11.3
Excess and surplus lines	94	86	61	241	4.8
Cincinnati Re	8	37	1	46	0.9
Total	$2,531	$1,455	$1,049	$5,035	100.0%

LIFE POLICY AND INVESTMENT CONTRACT RESERVES
Gross life policy and investment contract reserves were $2.716 billion at September 30, 2017, compared with $2.671 billion at year-end 2016, reflecting continued growth in life insurance policies in force. We discuss our life insurance reserving practices in our 2016 Annual Report on Form 10-K, Item 7, Life Insurance Policyholder Obligations and Reserves, Page 100.

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

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

The fair value of our investment portfolio was $16.565 billion at September 30, 2017, up $1.146 billion from year-end 2016, including a $455 million increase in the fixed-maturity portfolio and a $691 million increase in the equity portfolio.

(Dollars in millions)	At September 30, 2017				At December 31, 2016
	Cost or amortized cost	Percent of total	Fair value	Percent of total	Cost or amortized cost	Percent of total	Fair value	Percent of total
Taxable fixed maturities	$6,404	47.8%	$6,699	40.4%	$6,381	49.9%	$6,630	43.0%
Tax-exempt fixed maturities	3,731	27.9	3,841	23.2	3,418	26.7	3,455	22.4
Common equity securities	3,084	23.0	5,808	35.1	2,812	22.0	5,123	33.2
Nonredeemable preferred equity securities	180	1.3	217	1.3	183	1.4	211	1.4
Total	$13,399	100.0%	$16,565	100.0%	$12,794	100.0%	$15,419	100.0%

At September 30, 2017, our consolidated investment portfolio included $6 million of assets for which values are based on prices or valuation techniques that require significant management judgment (Level 3 assets). This represented less than 1 percent of investment portfolio assets measured at fair value. See Item 1, Note 3, Fair Value Measurements, for additional discussion of our valuation techniques. We have generally obtained and evaluated two nonbinding quotes from brokers; then, our investment professionals determined our best estimate of fair value. These investments include private placements, small issues and various thinly traded securities.

In addition to our investment portfolio, the total investments amount reported in our condensed consolidated balance sheets includes Other invested assets. Other invested assets included $31 million of life policy loans, $31 million of private equity investments and $37 million of real estate through direct property ownership and development projects in the United States at September 30, 2017.

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

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

In the first nine months of 2017, the increase in fair value of our fixed-maturity portfolio was driven by the combination of net purchases of securities and an increase in net unrealized gains that primarily reflected a slight decrease in interest rates and a narrowing of corporate credit spreads. At September 30, 2017, our fixed-maturity portfolio with an average rating of A2/A was valued at 104.0 percent of its amortized cost, compared with 102.9 percent at December 31, 2016.

At September 30, 2017, our investment-grade and noninvestment-grade fixed-maturity securities represented 87.5 percent and 3.8 percent of the portfolio, respectively. The remaining 8.7 percent represented fixed-maturity securities that were not rated by Moody's or S&P Global Ratings.

Attributes of the fixed-maturity portfolio include:

	At September 30, 2017		At December 31, 2016
Weighted average yield-to-amortized cost	4.40%		4.54%
Weighted average maturity	7.5	yrs	7.1	yrs
Effective duration	5.2	yrs	5.0	yrs

We discuss maturities of our fixed-maturity portfolio in our 2016 Annual Report on Form 10-K, Item 8, Note 2, Investments, Page 129, and in this quarterly report Item 2, Investments Results.

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

TAXABLE FIXED MATURITIES
Our taxable fixed-maturity portfolio, with a fair value of $6.699 billion at September 30, 2017, included:

(Dollars in millions)	At September 30, 2017	At December 31, 2016
Investment-grade corporate	$5,379	$5,336
Noninvestment-grade corporate	404	445
States, municipalities and political subdivisions	393	373
Commercial mortgage-backed	288	287
Government sponsored enterprises	204	164
United States government	16	10
Foreign government	10	10
Convertibles and bonds with warrants attached	5	5
Total	$6,699	$6,630

Our strategy is to buy, and typically hold, fixed-maturity investments to maturity, but we monitor credit profiles and fair value movements when determining holding periods for individual securities. With the exception of United States agency issues that include government-sponsored enterprises, no individual issuer’s securities accounted for more than 1.1 percent of the taxable fixed-maturity portfolio at September 30, 2017. Our investment-grade corporate bonds had an average rating of Baa2 by Moody’s or BBB+ by S&P Global Ratings and represented 80.3 percent of the taxable fixed-maturity portfolio’s fair value at September 30, 2017, compared with 80.5 percent at year-end 2016.

The heaviest concentration in our investment-grade corporate bond portfolio, based on fair value at
September 30, 2017, was the financial sector. It represented 45.2 percent of our investment-grade corporate bond portfolio, compared with 42.5 percent at year-end 2016. No other sector exceeded 10 percent of our investment-grade corporate bond portfolio.

Most of the $393 million of securities issued by states, municipalities and political subdivisions included in our taxable fixed-maturity portfolio at September 30, 2017, were Build America Bonds.

Our taxable fixed-maturity portfolio at September 30, 2017, included $288 million of commercial mortgage-backed securities with an average rating of Aa1/AA.

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

TAX-EXEMPT FIXED MATURITIES
At September 30, 2017, we had $3.841 billion of tax-exempt fixed-maturity securities with an average rating of Aa2/AA by Moody’s and S&P Global Ratings. We traditionally have purchased municipal bonds focusing on general obligation and essential services issues, such as water, waste disposal or others. The portfolio is well diversified among approximately 1,400 municipal bond issuers. No single municipal issuer accounted for more than 0.6 percent of the tax-exempt fixed-maturity portfolio at September 30, 2017.

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

The table below summarizes the effect of hypothetical changes in interest rates on the fair value of the fixed-maturity portfolio:

(Dollars in millions)	Effect from interest rate change in basis points
	-200	-100	-	100	200
At September 30, 2017	$11,654	$11,098	$10,540	$9,986	$9,461
At December 31, 2016	$11,131	$10,603	$10,085	$9,577	$9,094

The effective duration of the fixed-maturity portfolio as of September 30, 2017, was 5.2 years, up from 5.0 years at year-end 2016. The above table is a theoretical presentation showing that an instantaneous, parallel shift in the yield curve of 100 basis points could produce an approximately 5.3 percent change in the fair value of the fixed-maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value are to changes in the general level of interest rates, exclusive of call features. The fair values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.

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

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

EQUITY INVESTMENTS
Our equity investments, with a fair value totaling $6.025 billion at September 30, 2017, included $5.808 billion of common stock securities of companies generally with strong indications of paying and growing their dividends. Other criteria we evaluate include increasing sales and earnings, proven management and a favorable outlook. We believe our equity investment style is an appropriate long-term strategy. While our long-term financial position would be affected by prolonged changes in the market valuation of our investments, we believe our strong surplus position and cash flow provide a cushion against short-term fluctuations in valuation. Continued payment of cash dividends by the issuers of our common equity holdings can provide a floor to their valuation.

The table below summarizes the effect of hypothetical changes in market prices on fair value of our equity portfolio.

(Dollars in millions)	Effect from market price change in percent
	-30%	-20%	-10%	—	10%	20%	30%
At September 30, 2017	$4,218	$4,820	$5,423	$6,025	$6,628	$7,230	$7,833
At December 31, 2016	$3,734	$4,267	$4,801	$5,334	$5,867	$6,401	$6,934

At September 30, 2017, Apple Inc. (Nasdaq:AAPL) was our largest single common stock holding with a fair value of $216 million, or 3.7 percent of our publicly traded common stock portfolio and 1.3 percent of the total investment portfolio. Twenty-nine holdings among eight different sectors each had a fair value greater than $100 million.

Common Stock Portfolio Industry Sector Distribution

	Percent of common stock portfolio
	At September 30, 2017		At December 31, 2016
	Cincinnati Financial	S&P 500 Industry Weightings	Cincinnati Financial	S&P 500 Industry Weightings
Sector:
Information technology	16.7%	23.2%	17.6%	20.8%
Financial	15.5	14.6	15.6	14.8
Industrials	14.9	10.2	14.9	10.3
Healthcare	14.7	14.5	12.6	13.6
Consumer discretionary	13.2	11.9	10.4	12.0
Consumer staples	7.9	8.2	10.3	9.4
Energy	7.6	6.1	8.5	7.5
Materials	5.4	3.0	5.8	2.8
Utilities	2.1	3.1	2.2	3.2
Telecomm services	1.7	2.2	2.1	2.7
Real Estate	0.3	3.0	—	2.9
Total	100.0%	100.0%	100.0%	100.0%

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

UNREALIZED INVESTMENT GAINS AND LOSSES
At September 30, 2017, unrealized investment gains before taxes for the consolidated investment portfolio totaled
$3.231 billion and unrealized investment losses amounted to $65 million.

The net unrealized investment gains at September 30, 2017, consisted of a pretax net gain position in our fixed-maturity portfolio of $405 million and a net gain position in our equity portfolio of $2.761 billion. The net gain position in our fixed-maturity portfolio increased in the first nine months of 2017 primarily due to slight declines in both interest rates and corporate credit spreads. The net gain position for our current fixed-maturity holdings will naturally decline over time as individual securities mature. In addition, changes in interest rates can cause rapid, significant changes in fair values of fixed-maturity securities and the net gain position, as discussed in Quantitative and Qualitative Disclosures About Market Risk. Events or factors such as economic growth or recession can also affect the fair value of our equity securities. The seven largest contributors to our common stock portfolio net gain position were Honeywell International Inc. (NYSE:HON), JP Morgan Chase & Co. (NYSE:JPM), Apple, Blackrock Inc. (NYSE:BLK), Microsoft Corporation (Nasdaq:MSFT), Johnson & Johnson (NYSE:JNJ) and 3M Company (NYSE:MMM) which had a combined gross unrealized gain position of $864 million.

Unrealized Investment Losses
We expect the number of securities trading below amortized cost to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, amortized costs for some securities are revised through OTTI recognized in prior periods. At September 30, 2017, 492 of the 3,484 securities we owned had fair values below amortized cost, compared with 784 of the 3,315 securities we owned at year-end 2016. The 492 holdings with fair values below cost or amortized cost at September 30, 2017, represented 9.5 percent of the fair value of our investment portfolio and $65 million in unrealized losses.

•
485 of the 492 holdings had fair value between 90 percent and 100 percent of amortized cost at September 30, 2017. Ten of these 485 holdings are equity securities that may be subject to OTTI charges taken through earnings should they not recover by the recovery dates we determined. The fair value of these 10 equity securities was $102 million, and they accounted for $7 million in unrealized losses. The remaining 475 securities primarily consist of fixed-maturity securities whose current valuation is largely the result of interest rate factors. The fair value of these 475 securities was $1.295 billion, and they accounted for $26 million in unrealized losses.

•
Seven of the 492 holdings had fair value between 70 percent and 90 percent of amortized cost at September 30, 2017. Four of these holdings were equity securities. The fair value of these four equity securities was $174 million, and they accounted for $31 million in unrealized losses. We believe the three fixed-maturity securities will continue to pay interest and ultimately pay principal upon maturity. The issuers of these three securities have strong cash flow to service their debt and meet their contractual obligation to make principal payments. The fair value of these securities was $7 million, and they accounted for $1 million in unrealized losses.

•	No securities had fair value below 70 percent of amortized cost at September 30, 2017.

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

The table below reviews fair values and unrealized losses by investment category and by the overall duration of the securities’ continuous unrealized loss position.

(Dollars in millions)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At September 30, 2017	value	losses	value	losses	value	losses
Fixed maturity securities:
Corporate	$231	$4	$193	$7	$424	$11
States, municipalities and political subdivisions	508	8	122	5	630	13
Commercial mortgage-backed securities	43	—	3	—	46	—
Government-sponsored enterprises	152	3	43	—	195	3
United States government	7	—	—	—	7	—
Subtotal	941	15	361	12	1,302	27
Equity securities:
Common equities	276	38	—	—	276	38
Subtotal	276	38	—	—	276	38
Total	$1,217	$53	$361	$12	$1,578	$65
At December 31, 2016
Fixed maturity securities:
Corporate	$733	$15	$189	$11	$922	$26
States, municipalities and political subdivisions	989	42	—	—	989	42
Commercial mortgage-backed	89	2	2	—	91	2
Government-sponsored enterprises	155	3	—	—	155	3
United States government	6	—	—	—	6	—
Subtotal	1,972	62	191	11	2,163	73
Equity securities:
Common equities	103	9	—	—	103	9
Nonredeemable preferred equities	4	—	—	—	4	—
Subtotal	107	9	—	—	107	9
Total	$2,079	$71	$191	$11	$2,270	$82

At September 30, 2017, 94 fixed-maturity securities with a total unrealized loss of $12 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity security had a fair value below 70 percent of amortized cost; two fixed-maturity securities with a fair value of $6 million had a fair value from 70 percent to less than 90 percent of amortized cost and accounted for $1 million in unrealized losses; and 92 fixed-maturity securities with a fair value of $355 million had fair values from 90 percent to less than 100 percent of amortized cost and accounted for $11 million in unrealized losses.

At September 30, 2017, no equity securities had been in an unrealized loss position for 12 months or more.

At September 30, 2017, applying our invested asset impairment policy, we determined that the total of $12 million, for securities in an unrealized loss position for 12 months or more in the table above, was not other-than-temporarily impaired.

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

During the third quarter of 2017, no securities were written down through an impairment charge, keeping the total at six during the first nine months of 2017. OTTI resulted in pretax, noncash charges of $9 million for the nine months ended September 30, 2017. During the first nine months of 2016, four securities were written down resulting in $2 million in OTTI charges.

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

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

The following table summarizes the investment portfolio by severity of decline:

(Dollars in millions)	Number of issues	Cost or amortized cost	Fair value	Gross unrealized gain (loss)	Gross investment income
At September 30, 2017
Taxable fixed maturities:
Fair valued below 70% of amortized cost	—	$—	$—	$—	$—
Fair valued at 70% to less than 100% of amortized cost	213	759	743	(16)	15
Fair valued at 100% and above of amortized cost	1,275	5,645	5,956	311	216
Investment income on securities sold in current year	—	—	—	—	12
Total	1,488	6,404	6,699	295	243
Tax-exempt fixed maturities:
Fair valued below 70% of amortized cost	—	—	—	—	—
Fair valued at 70% to less than 100% of amortized cost	265	570	559	(11)	11
Fair valued at 100% and above of amortized cost	1,630	3,161	3,282	121	77
Investment income on securities sold in current year	—	—	—	—	3
Total	1,895	3,731	3,841	110	91
Common equities:
Fair valued below 70% of cost	—	—	—	—	—
Fair valued at 70% to less than 100% of cost	14	314	276	(38)	8
Fair valued at 100% and above of cost	57	2,770	5,532	2,762	104
Investment income on securities sold in current year	—	—	—	—	2
Total	71	3,084	5,808	2,724	114
Nonredeemable preferred equities:
Fair valued below 70% of cost	—	—	—	—	—
Fair valued at 70% to less than 100% of cost	—	—	—	—	—
Fair valued at 100% and above of cost	30	180	217	37	9
Investment income on securities sold in current year	—	—	—	—	—
Total	30	180	217	37	9
Portfolio summary:
Fair valued below 70% of cost or amortized cost	—	—	—	—	—
Fair valued at 70% to less than 100% of cost or amortized cost	492	1,643	1,578	(65)	34
Fair valued at 100% and above of cost or amortized cost	2,992	11,756	14,987	3,231	406
Investment income on securities sold in current year	—	—	—	—	17
Total	3,484	$13,399	$16,565	$3,166	$457

At December 31, 2016
Portfolio summary:
Fair valued below 70% of cost or amortized cost	—	$—	$—	$—	$—
Fair valued at 70% to less than 100% of cost or amortized cost	784	2,352	2,270	(82)	62
Fair valued at 100% and above of cost or amortized cost	2,531	10,442	13,149	2,707	501
Investment income on securities sold in current year	—	—	—	—	38
Total	3,315	$12,794	$15,419	$2,625	$601

See our 2016 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Asset Impairment, Page 53.

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures – The company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)).

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company’s management, with the participation of the company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of September 30, 2017. Based upon that evaluation, the company’s chief executive officer and chief financial officer concluded that the design and operation of the company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure:

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

Changes in Internal Control over Financial Reporting – During the three months ended September 30, 2017, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any of our shares that were not registered under the Securities Act during the first nine months of 2017. Our repurchase program was expanded on October 22, 2007, to increase our repurchase authorization to approximately 13 million shares. Our repurchase program does not have an expiration date. We have 2,542,065 shares available for purchase under our programs at September 30, 2017.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1-31, 2017	—	$—	—	2,542,065
August 1-31, 2017	—	—	—	2,542,065
September 1-30, 2017	—	—	—	2,542,065
Totals	—	—	—

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

Item 6.    Exhibits

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of Cincinnati Financial Corporation (as of September 13, 2017)
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

Cincinnati Financial Corporation Third-Quarter 2017 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINCINNATI FINANCIAL CORPORATION
Date: October 26, 2017

/S/ Michael J. Sewell
Michael J. Sewell, CPA
Chief Financial Officer, Senior Vice President and Treasurer
(Principal Accounting Officer)

Cincinnati Financial Corporation Third-Quarter 2017 10-Q