Form 10-K
period 2017-12-31
CINCINNATI FINANCIAL CORP
filed 2018-02-23
CIK 20286

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2017.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________________ to _____________________.

Commission file number 000-04604

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
Yes ☑ No ☐

Cincinnati Financial Corporation - 2017 10-K - Page 1

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 if Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of voting stock held by nonaffiliates of the Registrant based on the closing price of $72.45 per share as reported on Nasdaq Global Select Market on June 30, 2017, was $11,075,393,319.

As of February 19, 2018, there were 163,988,318 shares of common stock outstanding.

Document Incorporated by Reference

Portions of the definitive Proxy Statement for Cincinnati Financial Corporation’s Annual Meeting of Shareholders to be held on May 5, 2018, are incorporated by reference into Part III of this Form 10-K.

Cincinnati Financial Corporation - 2017 10-K - Page 2

2017 ANNUAL REPORT ON FORM 10-K

Cincinnati Financial Corporation - 2017 10-K - Page 3

Part I

ITEM 1.    Business

Cincinnati Financial Corporation – Introduction
We are an Ohio corporation formed in 1968. Our lead subsidiary, The Cincinnati Insurance Company, was founded in 1950. Our main business is property casualty insurance marketed through independent insurance agencies in 42 states. Our headquarters is in Fairfield, Ohio. At year-end 2017, we employed 4,925 associates, including 3,262 headquarters associates who provide support to 1,663 field associates.

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

Cincinnati Financial Corporation - 2017 10-K - Page 4

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

At year-end 2017, a select group of independent agencies in 42 states actively marketed our property casualty insurance within their communities. Standard market commercial lines and excess and surplus lines policies were marketed in 39 of those states, while personal lines policies were marketed in 35 of those states plus three additional states. Within our select group of agencies, we also seek to become the life insurance carrier of choice and to help agents and their clients – our policyholders – by offering leasing and financing services.

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

Cincinnati Financial Corporation - 2017 10-K - Page 5

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

We work to support agencies with tools and resources that help communicate the value of our insurance policies to their clients and prospective clients. We plan to build on our recent marketing efforts and continue with our national advertising campaign in 2018. Our intent is to increase the visibility of our company, supporting our agents' efforts as they recommend policies and services offered through The Cincinnati Insurance Companies. We also continue to build our social media presence, focusing on providing content that agents can share on their own sites.

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

Our excess and surplus lines insurance operation helps meet the specific insurance needs of certain agency clients. Generally, excess and surplus lines insurance carriers provide insurance that is unavailable in the standard

Cincinnati Financial Corporation - 2017 10-K - Page 6

market due to market conditions or characteristics of the insured persons or organizations that are caused by their nature, claim history or the characteristics of their business. Insurers operating in the excess and surplus lines marketplace generally market business through excess and surplus lines brokers, whether they are small specialty insurers or specialized divisions of larger insurance organizations. Agencies have access to Cincinnati Specialty Underwriters' product line through CSU Producer Resources, the wholly owned insurance brokerage subsidiary of Cincinnati Financial Corporation. By providing superior service, we can help our agencies grow while also profitably growing our property casualty insurance business.

The table below includes data about property casualty agency relationships that market our standard market insurance products.

Agency Data	Years ended December 31,
	2017	2016
Property casualty agency relationships, January 1	1,614	1,526
New appointments that market all or most of The Cincinnati Insurance Companies' products	107	81
New appointments that market only personal lines insurance products for Cincinnati Insurance	104	116
Changes due to consolidation and other	(123)	(109)
Property casualty agency relationships, December 31	1,702	1,614

Property casualty reporting locations	2,256	2,090

New relationship appointments	138	156

Active states	42	41

The annual total of agency new appointments may be partially offset by other changes in agency structures, such as consolidation through mergers or acquisitions. An increasing number of agencies have multiple, separately identifiable locations, reflecting their growth as well as consolidation of ownership within the independent agency marketplace. The number of reporting agency locations indicates our agents’ regional scope and the extent of our presence within our active states. The difference between new appointments in total and the number of new relationships represents either: new branch offices opened by existing Cincinnati agencies; or agencies that merged with another Cincinnati agency and we still believed would produce a meaningful amount of new business premiums.

On average, we have a 9.2 percent share of the standard lines property casualty insurance purchased through our reporting agency locations, according to 2016 data from agency surveys. Our share is 15.2 percent in reporting agency locations that have represented us for more than 10 years; 8.1 percent in agencies that have represented us for six to 10 years; 3.3 percent in agencies that have represented us for two to five years; and 0.3 percent in agencies that have represented us for one year or less.

Our largest single agency relationship accounted for approximately 0.8 percent of our total property casualty earned premiums in 2017. No aggregate locations under a single ownership structure accounted for more than 4 percent of our earned premiums in 2017.

Cincinnati Financial Corporation - 2017 10-K - Page 7

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

•
Our $10.699 billion fixed-maturity portfolio is diversified and exceeds total insurance reserves. The portfolio had an average rating of A2/A, and its fair value exceeded total insurance reserve liabilities by approximately 34 percent at December 31, 2017. No corporate bond exposure accounted for more than 0.7 percent of our fixed-maturity portfolio, and no municipal exposure accounted for more than 0.3 percent.

•
The strength of our fixed-maturity portfolio provides an opportunity to invest for potential capital appreciation by purchasing equity securities. Our $6.249 billion equity portfolio minimizes concentrations in single stocks or industries. At December 31, 2017, no single security accounted for more than 4.0 percent of our portfolio of publicly traded common stocks, and no single sector accounted for more than 20 percent.

Strong liquidity increases our flexibility through all periods to maintain our cash dividend and to continue to invest in and expand our insurance operations. At December 31, 2017, we held $2.546 billion of our cash and invested assets at the parent-company level, of which $2.275 billion, or 89.4 percent, was invested in common stocks, and $199 million, or 7.8 percent, was cash and cash equivalents.

We minimize reliance on debt as a source of capital, with a debt-to-total-capital ratio of 9.0 percent at year-end 2017. Long-term debt at year-end 2017 totaled $787 million, matching year-end 2016, and our short-term debt was $24 million, up from $20 million at the end of the prior year. The long-term debt consists of three nonconvertible, noncallable debentures, two due in 2028 and one in 2034. Ratings for our long-term debt are discussed in Item 7, Liquidity and Capital Resources, Additional Sources of Liquidity.

Cincinnati Financial Corporation - 2017 10-K - Page 8

At year-end 2017 and 2016, risk-based capital (RBC) for our standard market property casualty insurance, excess and surplus lines insurance and life insurance subsidiaries was strong, far exceeding regulatory requirements.

•
We ended 2017 with a 1.0-to-1 ratio of property casualty premiums to surplus, a key measure of property casualty insurance company capacity and security. A lower ratio indicates more security for policyholders and greater capacity for growth by an insurer. We believe our ratio provides ample flexibility to diversify risk by expanding our operations into new geographies and product areas. The estimated industry average ratio was 0.8-to-1 at year-end 2017.

•
We ended 2017 with a 6.7 percent ratio of life statutory adjusted risk-based surplus to liabilities, a key measure of life insurance company capital strength. The estimated industry average ratio was 10.8 percent at year-end 2017. A higher ratio indicates an insurer’s stronger security for policyholders and capacity to support business growth.

(Dollars in millions) Statutory Information	At December 31,
	2017	2016
Standard market property casualty insurance subsidiary
Statutory capital and surplus	$5,094	$4,686
Risk-based capital	5,127	4,715
Authorized control level risk-based capital	686	645

Risk-based capital to authorized control level risk-based capital ratio	7.5	7.3
Written premium to surplus ratio	1.0	1.0
Excess and surplus lines insurance subsidiary
Statutory capital and surplus	$436	$372
Risk-based capital	436	372
Authorized control level risk-based capital	35	36

Risk-based capital to authorized control level risk-based capital ratio	12.3	10.4
Written premium to surplus ratio	0.5	0.5
Life insurance subsidiary
Statutory capital and surplus	$195	$200
Risk-based capital	229	229
Authorized control level risk-based capital	45	40
Total liabilities excluding separate account business	3,436	3,317

Risk-based capital to authorized control level risk-based capital ratio	5.1	5.8
Life statutory risk-based adjusted surplus to liabilities ratio	6.7	7.0

The consolidated property casualty insurance group’s ratio of investments in common stock, at fair value, to statutory capital and surplus was 73.5 percent at year-end 2017 compared with 69.9 percent at year-end 2016.

Cincinnati Financial Corporation - 2017 10-K - Page 9

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

At February 22, 2018, our insurance subsidiaries continued to be highly rated.

Insurer Financial Strength Ratings
Rating agency	Standard market property casualty insurance subsidiary			Life insurance subsidiary			Excess and surplus lines insurance subsidiary			Outlook
			Rating Tier			Rating Tier			Rating Tier
A. M. Best Co. ambest.com	A+	Superior	2 of 16	A	Excellent	3 of 16	A+	Superior	2 of 16	Stable/ Positive/ Stable
Fitch Ratings fitchratings.com	A+	Strong	5 of 21	A+	Strong	5 of 21	-	-	-	Stable
Moody's Investors Service moodys.com	A1	Good	5 of 21	-	-	-	-	-	-	Stable
S&P Global Ratings spratings.com	A+	Strong	5 of 21	A+	Strong	5 of 21	-	-	-	Stable

On January 31, 2018, A.M. Best affirmed the financial strength rating of The Cincinnati Insurance Company, and its property casualty insurance subsidiaries, that it had assigned in December 2008, continuing its stable outlook. On the same date, A.M. Best affirmed the financial strength rating of The Cincinnati Life Insurance Company, revising its outlook to positive. On November 28, 2017, Fitch Ratings affirmed the ratings that it had assigned to us in August 2009, continuing its stable outlook. On June 27, 2017, S&P Global Ratings affirmed the ratings that it had assigned to us in June 2015, continuing its stable outlook. On May 24, 2016, Moody's Investors Service affirmed the ratings that it had assigned to us in September 2008, continuing its stable outlook.

Our debt ratings are discussed in Item 7, Liquidity and Capital Resources, Additional Sources of Liquidity.

Cincinnati Financial Corporation - 2017 10-K - Page 10

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

In our 10 highest volume states for consolidated property casualty premiums, 1,170 reporting agency locations wrote 59.7 percent of our 2017 consolidated property casualty earned premium volume compared with 1,140 locations and 61.4 percent in 2016. We continue efforts to geographically diversify our property casualty risks.

Our 10 largest states based on property casualty premium volume are shown in the table below.

(Dollars in millions)	Earned premiums	% of total earned	Agency locations	Average premium per location
Year ended December 31, 2017
Ohio	$765	16.2%	247	$3.1
Illinois	296	6.3	146	2.0
Georgia	270	5.7	105	2.6
Indiana	265	5.6	115	2.3
North Carolina	250	5.3	107	2.3
Pennsylvania	238	5.0	129	1.8
Michigan	237	5.0	140	1.7
Tennessee	184	3.9	66	2.8
Virginia	161	3.4	66	2.4
Kentucky	155	3.3	49	3.2

Field Focus Emphasizing Service
We rely on our force of 1,663 field associates to provide service and be accountable to our agencies for decisions we make at the local level. These associates live in the communities our agents serve, so they are readily available when agencies or policyholders need them. While their work is often conducted at the premises of the agency or policyholder, they also work from offices in their homes. Headquarters associates support agencies and field associates with underwriting, accounting, technology assistance, training and other services. Company executives and headquarters associates regularly travel to visit agencies, strengthening the personal relationships we have with these organizations. Agents have opportunities for direct, personal conversations with our senior management team, and headquarters associates have opportunities to refresh their knowledge of marketplace conditions and field activities.

The field team is coordinated by field marketing representatives responsible for underwriting new commercial lines business. They are joined by field representatives specializing in claims, loss control, personal lines, excess and surplus lines, machinery and equipment, management liability and surety, premium audit and life insurance. The field team provides a variety of services, such as recommending specific actions to improve the safety of the policyholder’s operations. We seek to develop long-term relationships by understanding the unique needs of each agency's clients, who are also our policyholders.

Service enhanced through technology provides our agencies access to our systems for ease of processing business transactions. Policyholders can also conveniently access pertinent policy information, helping to reduce costs for agencies and the company. We also provide and continue to develop enhanced, tailored services offered at the time a claim is reported for an insured loss event. Those services include assisting with car rental or towing, arranging temporary housing and coordinating emergency repairs to damaged homes so additional damage is minimized. Technology also helps our associates collaborate and process business efficiently, providing more time for personal service to agencies and their clients when needed.

Cincinnati Financial Corporation - 2017 10-K - Page 11

Our claims philosophy reflects our belief that we prosper as a company by responding to claims person to person, paying covered claims promptly, preventing false claims from unfairly adding to overall premiums and building financial strength to meet future obligations.

Our 943 locally based field claims associates work from their homes and are assigned to specific agencies. They respond personally to policyholders and claimants, and are equipped to handle a claim from nearly anywhere. We believe we have a competitive advantage because of the person-to-person approach and the resulting high level of service that our field claims representatives deliver. We also help our agencies provide prompt service to policyholders by providing them authority to immediately pay, up to $2,500, most first-party claims covered by our standard market policies. Agencies also have the option of submitting those claims to our Express Claims Center where professional headquarters associates will provide immediate customer service, processing the claims promptly and efficiently. We believe this same local approach to handling claims is a competitive advantage for our agents providing excess and surplus lines coverage in their communities. Handling of these claims includes guidance from headquarters-based excess and surplus lines claims managers.

Catastrophe response teams are comprised of our experienced field claims staff who have the authority they need to do their jobs. In times of widespread loss, our field claims representatives confidently and quickly resolve claims, often providing claims payments on the same day they inspect the loss. Technology helps to enable fast initial contact with policyholders and easy sharing of information and data among storm teams, headquarters staff and local field claims representatives. When hurricanes or other weather events are predicted, we can identify through mapping technologies the expected number of our policyholders that may be impacted by the event and choose to have catastrophe response team members travel to strategic locations near the expected impact area. They are then in position to quickly get to the affected area, set up temporary offices and start calling on policyholders.

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

Cincinnati Financial Corporation - 2017 10-K - Page 12

The following table shows net written premiums by segment and business line at year-end 2017, 2016 and 2015:

(Dollars in millions)	2017	2016	2015	Percent of total 2017
Segment:
Commercial lines insurance	$3,202	$3,122	$3,025	62.6%
Personal lines insurance	1,294	1,198	1,128	25.3
Excess and surplus lines insurance	219	189	175	4.3
Life insurance	278	281	256	5.4
Other	125	71	33	2.4
Total	$5,118	$4,861	$4,617	100.0%

Business line:
Commercial lines insurance:
Commercial casualty	$1,082	$1,061	$1,025	21.1%
Commercial property	919	880	845	18.0
Commercial auto	651	611	575	12.7
Workers' compensation	326	352	357	6.4
Other commercial	224	218	223	4.4
Total commercial lines insurance	3,202	3,122	3,025	62.6

Personal lines insurance:
Personal auto	603	563	524	11.8
Homeowner	542	500	474	10.6
Other personal	149	135	130	2.9
Total personal lines insurance	1,294	1,198	1,128	25.3

Excess and surplus lines insurance	219	189	175	4.3

Life insurance:
Term life insurance	167	156	145	3.2
Universal life insurance	41	36	41	0.8
Other life insurance, annuity and disability income products	70	89	70	1.4
Subtotal	278	281	256	5.4

Cincinnati Re	125	71	33	2.4
Total	$5,118	$4,861	$4,617	100.0%

We discuss our insurance segments in their respective sections later in this report.

Cincinnati Financial Corporation - 2017 10-K - Page 13

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

We continue to enhance our property casualty underwriting expertise and to effectively and efficiently underwrite individual policies and process transactions. Ongoing initiatives supporting this work include expanding our pricing and segmentation capabilities through experience and use of predictive analytics and additional data. Our segmentation efforts emphasize identification and retention of insurance policies we believe have relatively stronger pricing, while seeking more aggressive renewal terms and conditions on policies we believe have relatively weaker pricing. We will continue collaborative efforts to address underpriced or underperforming business in 2018, including improving underwriting and rate adequacy for our commercial auto and personal auto lines of business.

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

We continue to appoint new agencies to develop additional points of distribution. In 2018, we are planning approximately 100 appointments of independent agencies that offer most or all of our property casualty insurance products. We generally earn a 10 percent share of an agency’s business within 10 years of its appointment. See Item 1, Our Business and Our Strategy, Independent Insurance Agency Marketplace, for additional discussion.

We also plan to appoint other agencies that focus on high net worth personal lines clients. In 2018, we are targeting the appointment of approximately 100 agencies that market only personal lines insurance products for us, primarily ones with a high net worth focus. In 2017, we appointed 104 new agencies that meet that criteria. As we continue to expand availability of our Executive Capstone™ suite of insurance products and services to additional states over the next several years, we intend to appoint additional agencies as we work to become the carrier of choice for this portion of our agencies’ accounts.

Cincinnati Financial Corporation - 2017 10-K - Page 14

For all of our insurance products, we will work to increase penetration with recently appointed agencies. This includes increasing opportunities for agencies to cross-serve their clients by providing updated products and services that aim to meet their life insurance needs. We will also continue to add field marketing representatives or provide target market expertise where needed for additional agency support in selected areas. We expect our strategy and initiatives to contribute to our objective of being ranked the No. 1 or No. 2 carrier based on premium volume in agencies that have represented us for at least five years. We continued to reach that objective in nearly 75 percent of such agencies based on 2016 premiums.

During 2018, we will continue to produce premiums through the disciplined expansion of Cincinnati Re – our reinsurance assumed operation. Cincinnati Re assumes risks through reinsurance treaties covering various lines of business where we receive a share of premiums and associated liabilities from other insurers and reinsurers. We have staffed this operation with seasoned underwriting and analytical talent and strive to assume risks that we understand well, both quantitatively and qualitatively. We seek risks that have attractive underwriting margins on a stand-alone basis as well as on a diversified risk-adjusted return basis. We have adequate capital to support this operation and intend to be selective and patient in its expansion.

To help guide our strategic efforts, we have placed an emphasis on innovation to accelerate improvement and to also favorably position us for the future. We find innovative ideas in many places, including: internally through management and other associates, with our traditional business partners and in the start-up business community. These efforts are primarily focused on operational improvements, customer engagement and improving pricing and risk selection.

Cincinnati Financial Corporation - 2017 10-K - Page 15

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

Commercial Lines Insurance Segment
In 2017, the commercial lines insurance segment contributed net earned premiums of $3.165 billion, representing 55.2 percent of consolidated total revenues. This segment reported profit before income taxes of $119 million. Commercial lines net earned premiums rose 2 percent in 2017 and 3 percent in 2016.

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

◦
Management liability and surety – Includes director and officer (D&O) liability insurance, which covers liability for actual or alleged errors in judgment, breaches of duty or other wrongful acts related to activities of organizations and can optionally include other liability coverages. We market primarily to nonprofit organizations, privately held businesses, healthcare organizations, financial institutions and educational institutions. The for-profit portion includes approximately 205 bank or savings and loan financial institutions, with only five having assets of $1 billion or more. The surety portion includes contract and commercial surety bonds for losses resulting from dishonesty, failure to perform and other acts and also includes fidelity bonds for fraudulent acts by specified individuals or dishonest acts by employees.

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

Cincinnati Financial Corporation - 2017 10-K - Page 16

Our history of emphasizing products and services that agencies can market to small or midsized businesses in their communities remains a critical piece of our strategy even as we expand our appetite to insure larger businesses. While some of our property casualty agencies market only our personal lines or management liability and surety products, approximately 87 percent offer some or all of our standard market commercial insurance products.

In 2017, our 10 highest volume commercial lines states generated 59.1 percent of our earned premiums compared with 59.4 percent in 2016 as we continued efforts to geographically diversify our property casualty risks. Earned premiums in the 10 highest volume states increased 2 percent in 2017, compared with 3 percent in the remaining states. The aggregate number of reporting agency locations in our 10 highest volume states increased to 1,134 in 2017 from 1,115 in 2016.

Our 10 largest states based on commercial lines premium volume are shown in the table below.

(Dollars in millions)	Earned premiums	% of total earned	Agency locations	Average premium per location
Year ended December 31, 2017
Ohio	$455	14.4%	243	$1.9
Illinois	214	6.8	138	1.6
Pennsylvania	199	6.3	118	1.7
Indiana	180	5.7	115	1.6
North Carolina	165	5.2	104	1.6
Georgia	150	4.7	94	1.6
Michigan	138	4.4	131	1.1
Tennessee	131	4.1	64	2.0
Virginia	126	4.0	61	2.1
Texas	112	3.5	66	1.7

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

Our historical emphasis on small to midsized businesses is reflected in the mix of our commercial lines premium volume by policy size. Approximately 80 percent of our commercial in-force policies have annual premiums of $10,000 or less, accounting in total for approximately one-quarter of our 2017 commercial lines premium volume. The remainder of policies have annual premiums greater than $10,000, including policies with annual premiums greater than $100,000 that account for approximately 21 percent of our 2017 commercial lines premium volume.

Cincinnati Financial Corporation - 2017 10-K - Page 17

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

The general liability exposure basis may be audited annually. Commercial auto, workers’ compensation, professional liability and most umbrella liability coverages within multi-year packages are rated at each of the policy’s annual anniversaries for the next one-year period. The annual pricing could incorporate rate changes approved by state insurance regulatory authorities between the date the policy was written and its annual anniversary date, as well as changes in risk exposures and premium credits or debits relating to loss experience and other underwriting judgment factors. We estimate that approximately 75 percent of 2017 commercial premiums were subject to annual rating or were written on a one-year policy term. That 75 percent includes approximately one-third of policies offered on a three-year policy term that expire during any given year.

We believe our commercial lines insurance segment premiums reflect a higher concentration, relative to industry commercial lines premiums, in contractor-related businesses. Since economic activity related to construction, which can heavily influence insured exposures of contractors, may experience cycles that vary significantly with the economy as a whole, our commercial lines premium trends could vary from commercial lines premium trends for the property casualty insurance industry. In 2017, we estimated that 39 percent of our general liability premiums, and 38 percent of our workers’ compensation premiums, came from the construction industry based on North American Industry Classification System (NAICS) codes.

Cincinnati Financial Corporation - 2017 10-K - Page 18

Personal Lines Insurance Segment
The personal lines insurance segment contributed net earned premiums of $1.241 billion to 2017 consolidated total revenues, or 21.7 percent of the total, and reported a loss before income taxes of $32 million. Personal lines net earned premiums rose 7 percent in 2017 and 6 percent in 2016.

We prefer to write personal lines coverage in accounts that include both auto and homeowner coverages as well as coverages that are part of our other personal business line. At the end of 2017, for example, 83.8 percent of our homeowner policies were accompanied by a personal auto policy in the same account. As a result of our account-based approach, we believe that our personal lines business is best measured and evaluated on a segment basis. However, we provide line of business data to summarize growth and profitability trends separately for three business lines:

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

At year-end 2017, we marketed personal lines insurance products through 1,624, or approximately 72 percent, of our 2,256 agency reporting locations. The 1,624 personal lines agency locations were in 38 of the 42 states in which we offered property casualty insurance. Those agencies produced more than 1.1 million personal lines policies in force for us, representing approximately 435,000 policyholders.

We continue to evaluate opportunities to expand our marketing of personal lines to other states. Primary factors considered in the evaluation of a potential new state include market opportunity or potential, weather-related catastrophe history and the legal climate.

Expansion of our personal lines insurance segment includes marketing through independent agencies to profitably grow our premiums for products and services offered to their high net worth personal lines clients. In 2017, Massachusetts, Texas and Washington became new states for our personal lines operation when we began offering our Executive Capstone program for high net worth clients and appointing new agencies. At year-end 2017, our appointed agencies produced for us nearly $250 million in annual premiums from policyholders with insured home values of $1 million or more. We estimate those policyholders represent approximately 7 percent of our total personal lines policyholders.

In 2017, our 10 highest volume personal lines states generated 74.0 percent of our earned premiums compared with 77.1 percent in 2016. Earned premiums in the five highest volume states increased 3 percent in 2017 while increasing 11 percent in the remaining states, reflecting progress toward our long-term objective of geographic diversification through new states for our personal lines operation. The aggregate number of reporting agency locations in our 10 highest volume states increased to 881 in 2017 from 878 in 2016.

Cincinnati Financial Corporation - 2017 10-K - Page 19

Our 10 largest states based on personal lines premium volume are shown in the table below.

(Dollars in millions)	Earned premiums	% of total earned	Agency locations	Average premium per location
Year ended December 31, 2017
Ohio	$293	23.6%	222	$1.3
Georgia	105	8.5	90	1.2
Michigan	92	7.4	104	0.9
North Carolina	76	6.1	88	0.9
Indiana	73	5.9	83	0.9
Illinois	65	5.2	92	0.7
Alabama	63	5.0	48	1.3
Kentucky	57	4.6	44	1.3
Tennessee	48	3.9	52	0.9
Minnesota	48	3.8	58	0.8

New and renewal personal lines business reflects our risk-specific underwriting philosophy. Each agency selects personal lines business primarily from within the geographic territory that it serves, based in part on agency staff’s knowledge of the risks in those communities or familiarity with the policyholder. At year-end 2017, we had 20 full-time personal lines field marketing representatives who have underwriting authority and visit agencies on a regular basis. They focus primarily on key states targeted for growth, reinforcing the advantages of our personal lines products and offering training in the use of our policy processing system. Personal lines activities are further supported by headquarters associates assigned to individual agencies.

Excess and Surplus Lines Insurance Segment
The excess and surplus lines segment contributed net earned premiums of $209 million to 2017 consolidated total revenues, or 3.6 percent of the total, and reported profit before income taxes of $61 million. Excess and surplus lines net earned premium increased 14 percent in 2017 and 9 percent in 2016.

Our excess and surplus lines policies typically cover business risks with unique characteristics, such as the nature of the business or its claim history, that are difficult to profitably insure in the standard commercial lines market. Excess and surplus lines insurers have more flexibility in coverage terms and rates compared with standard lines companies, generally resulting in policies with higher rates and terms and conditions customized for specific risks, including restricted coverage where appropriate. We target small to midsized risks, and policyholders in many cases also have standard market insurance with one of our other subsidiaries. Our average excess and surplus lines policy size is approximately $6,000 in annual premiums, and the majority have coverage limits of $1 million or less. All of our excess and surplus lines policies are written for a maximum term of one year. Approximately 88 percent of our 2017 earned premiums for the excess and surplus lines insurance segment provided commercial casualty coverages and about 12 percent provided commercial property coverages. Those coverages are described below.

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

At the end of 2017, we marketed excess and surplus lines insurance products in each of the 39 states in which we offer standard market commercial lines insurance. Offering excess and surplus lines helps agencies representing The Cincinnati Insurance Companies meet the insurance needs of their clients when coverage is unavailable in the

Cincinnati Financial Corporation - 2017 10-K - Page 20

standard market. By providing outstanding service, we can help agencies grow and prosper while also profitably growing our property casualty business.

In 2017, our 10 highest volume excess and surplus lines states generated 58.1 percent of our earned premiums, matching 2016.

Our 10 largest states based on excess and surplus lines premium volume are shown in the table below.

(Dollars in millions)	Earned premiums	% of total earned
Year ended December 31, 2017
Texas	$17	8.2%
Ohio	17	8.2
Illinois	17	8.1
Georgia	14	6.7
Indiana	12	5.8
North Carolina	10	4.6
Pennsylvania	9	4.4
Alabama	9	4.3
Missouri	8	4.0
Minnesota	8	3.8

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

Life Insurance Segment
The life insurance segment contributed $232 million of net earned premiums, representing 4.1 percent of 2017 consolidated total revenues, and reported a loss before income taxes of $1 million. Life insurance net earned premiums grew 2 percent in 2017 and 9 percent in 2016.

The Cincinnati Life Insurance Company supports our agency-centered business model by deepening the relationships we have with agents while also diversifying revenue and profitability for both the agency and our company. We primarily focus on life products that feature a steady stream of premium payments and that have the potential for generating revenue growth through increasing demand.

Cincinnati Financial Corporation - 2017 10-K - Page 21

Life Insurance Business Lines
Four lines of business – term life insurance, universal life insurance, worksite products and whole life insurance – account for 96.0 percent of the life insurance segment’s revenues:

•
Term life insurance – Policies under which a death benefit is payable only if the insured dies during a specific period of time. Policy options include a return of premium provision, a benefit equal to the sum of all paid base premiums that is payable if the insured person survives to the end of the term. The policies are fully underwritten using traditional and accelerated methods.

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

•
Worksite products – Term life insurance, return of premium term life insurance, whole life insurance and disability insurance offered to employees through their employer. Premiums are collected by the employer using payroll deduction. Policies are issued using a simplified underwriting approach and on a guaranteed issue basis. Worksite insurance products provide our property casualty agency force with excellent cross-serving opportunities for both commercial and personal accounts.

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

Life Insurance Distribution
Our life insurance subsidiary is licensed in 49 states and the District of Columbia. At year-end 2017, approximately 84 percent of our 2,256 property casualty agency reporting locations offered Cincinnati Life products to their clients. We also develop life business from approximately 582 other independent life insurance agencies. We are careful to solicit business from these other agencies in a manner that does not conflict with or compete with the marketing and sales efforts of our property casualty agencies.

When marketing through our property casualty agencies, we have specific competitive advantages:

•	Because our property casualty operations are held in high regard, property casualty agency management is predisposed to consider selling our life products.

•
Marketing efforts for both our property casualty and life insurance businesses are directed by our field marketing department, coordinated with our life field marketing representatives, which assures consistency of communication and operations. Life field marketing representatives are available to meet face-to-face with agency personnel and their clients as well. Our life headquarters underwriters and other associates are available to the agents and field team to assist in the placement of business.

Cincinnati Financial Corporation - 2017 10-K - Page 22

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

•
Term life insurance is our largest life insurance product line. We continue to develop and offer term products with features our agents indicate are important, such as a return of premium benefit and an option for an accelerated underwriting product for our personal lines agents.

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

In 2017, our five highest volume states for life insurance premiums, based on information contained in statements filed with state insurance departments, are reflected in the table below.

(Dollars in millions)	Premiums	% of total earned
Year ended December 31, 2017
Ohio	$52	17.5%
Pennsylvania	21	7.2
Indiana	18	6.1
Illinois	18	6.0
Michigan	15	5.0

Cincinnati Financial Corporation - 2017 10-K - Page 23

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

The fair value of our investment portfolio was $16.948 billion and $15.419 billion at year-end 2017 and 2016, respectively, as shown in the table below. The overall portfolio remained in an unrealized gain position as equity markets were up significantly in 2017. Value stocks and stocks with above market yields, similar to the general makeup of our portfolio, underperformed the broader market in 2017. The unrealized gain position in our fixed-maturity investments increased in 2017, due to a slight decrease in interest rates and a narrowing of corporate credit spreads.

(Dollars in millions)	At December 31, 2017				At December 31, 2016
	Cost or amortized cost	Percent of total		Percent of total	Cost or amortized cost	Percent of total		Percent of total
			Fair value				Fair value
Taxable fixed maturities	$6,383	47.6%	$6,637	39.2%	$6,381	49.9%	$6,630	43.0%
Tax-exempt fixed maturities	3,931	29.3	4,062	24.0	3,418	26.7	3,455	22.4
Common equity securities	2,918	21.8	6,039	35.6	2,812	22.0	5,123	33.2
Nonredeemable preferred equity securities	176	1.3	210	1.2	183	1.4	211	1.4
Total	$13,408	100.0%	$16,948	100.0%	$12,794	100.0%	$15,419	100.0%

The cash we generate from insurance operations historically has been invested in two broad categories of investments:

•
Fixed-maturity investments – Includes taxable and tax-exempt bonds and redeemable preferred stocks. During 2017, the combined effect of purchases and a net increase in unrealized gains offset sales and calls of fixed-maturity securities in our portfolio. During 2016, purchases offset the combined effect of a net decrease in unrealized gains, sales and calls.

•
Equity investments – Includes common and nonredeemable preferred stocks. During 2017, purchases and a net increase in unrealized gains offset sales of equity securities in our portfolio. Likewise during 2016, the combined effect of a net increase in unrealized gains and purchases offset sales of equity securities.

At year-end 2017, less than 1 percent of the value of our investment portfolio was made up of securities that are classified as Level 3 assets and that require management’s judgment to develop pricing or valuation techniques. We generally obtain at least two outside valuations for these assets and generally use the more conservative estimate. These investments include private placements, small issues and various thinly traded securities. See Item 7, Critical Accounting Estimates, Fair Value Measurements, and Item 8, Note 3 of the Consolidated Financial Statements, for additional discussion of our valuation techniques.

In addition to securities held in our investment portfolio, other invested assets included $31 million of life policy loans, $35 million of private equity investments and $37 million of real estate through direct property ownership and development projects in the United States at year-end 2017.

Our investment portfolio is further described below. Additional information about the composition of investments is included in Item 8, Note 2 of the Consolidated Financial Statements. A detailed listing of our portfolio is updated on our website, cinfin.com/investors, each quarter when we report our quarterly financial results.

Cincinnati Financial Corporation - 2017 10-K - Page 24

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

At December 31, 2017, our investment-grade and noninvestment-grade fixed-maturity securities represented 87.4 percent and 3.8 percent of the portfolio, respectively. The remaining 8.8 percent represented fixed-maturity securities that were not rated by Moody’s or S&P Global Ratings. Our nonrated securities include smaller municipal issues and private placement corporate securities. Many of these, although not rated by Moody’s or Standard & Poor’s, are rated by the NAIC’s Securities’ Valuation Office. Also included in this category are smaller public corporate securities, many of which carry a rating by an agency other than Moody’s or S&P, such as Fitch or Kroll.

Other selected attributes of the fixed-maturity portfolio are shown in the table below. Additional maturity periods and other information for our fixed-maturity portfolio are shown in Item 8, Note 2 of the Consolidated Financial Statements.

	At December 31,
	2017		2016
Weighted average yield-to-amortized cost	4.40%		4.54%
Weighted average maturity	7.7	yrs	7.1	yrs
Effective duration	5.2	yrs	5.0	yrs

The fair values of our taxable fixed-maturity securities portfolio at the end of the last two years were:

(Dollars in millions)	At December 31,
	2017	2016
Investment-grade corporate	$5,252	$5,336
States, municipalities and political subdivisions	403	373
Noninvestment-grade corporate	401	445
Commercial mortgage-backed	286	287
Government-sponsored enterprises	254	164
United States government	31	10
Foreign government	10	10
Convertibles and bonds with warrants attached	—	5
Total	$6,637	$6,630

While our strategy typically is to buy and hold fixed-maturity investments to maturity, we monitor credit profiles and fair value movements when determining holding periods for individual securities. With the exception of U.S. agency issues, no individual issuer's securities accounted for more than 1.1 percent of the taxable fixed-maturity portfolio at year-end 2017. Investment-grade corporate bonds had an average rating of Baa2 by Moody’s or BBB+ by S&P at year-end 2017. Most of the $403 million of securities issued by states, municipalities and political subdivisions included in our taxable fixed-maturity portfolio at the end of 2017 were Build America Bonds.

Relative to a broad bond market index such as the Barclay’s Aggregate, we are most heavily exposed to the investment grade corporate bond asset class. Within that asset class we have a weighting of 46.6 percent for the financial sector, higher than the 28.9 percent weighting for the financial sector of the Bank of America Merrill Lynch U.S. Corporate Index. Relative to the Barclay’s Aggregate Index we are overweight in the commercial mortgage-backed securities asset class while having no exposure to the much larger residential mortgage-backed market.

At December 31, 2017, we had $4.062 billion of tax-exempt fixed-maturity securities with an average rating of Aa2/AA by Moody’s and S&P. The portfolio is well diversified among approximately 1,450 municipal bond issuers.

Cincinnati Financial Corporation - 2017 10-K - Page 25

No single municipal issuer accounted for more than 0.6 percent of the tax-exempt fixed-maturity portfolio at year-end 2017.

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

At year-end 2017, no holding had a fair value greater than 4.0 percent of our common stock portfolio. JP Morgan Chase & Co. (NYSE:JPM) was our largest single common stock investment, comprising 4.0 percent of our publicly traded common stock portfolio and 1.4 percent of the entire investment portfolio. The parent company held 37.7 percent of our common stock holdings (measured by fair value). The distribution of the portfolio among industry sectors is shown in the table below.

Common Stock Portfolio Industry Sector Distribution

	Percent of common stock portfolio
	At December 31, 2017		At December 31, 2016
	Cincinnati Financial	S&P 500 Industry Weightings	Cincinnati Financial	S&P 500 Industry Weightings
Sector:
Information technology	19.5%	23.7%	17.6%	20.8%
Financial	16.2	14.8	15.6	14.8
Industrials	14.3	10.3	14.9	10.3
Consumer discretionary	13.6	12.2	10.4	12.0
Healthcare	13.2	13.8	12.6	13.6
Energy	7.3	6.1	8.5	7.5
Consumer staples	6.2	8.2	10.3	9.4
Materials	5.6	3.0	5.8	2.8
Utilities	2.1	2.9	2.2	3.2
Telecomm services	1.7	2.1	2.1	2.7
Real estate	0.3	2.9	—	2.9
Total	100.0%	100.0%	100.0%	100.0%

We evaluate nonredeemable preferred stocks in a manner similar to our evaluation of fixed-maturity investments, seeking attractive relative yields. We generally focus on investment-grade nonredeemable preferred stocks issued by companies with strong histories of paying common dividends, providing us with another layer of protection. Consideration is also given to nonredeemable preferred stocks that offer a dividend received deduction for income tax purposes. We purchased $10 million of nonredeemable preferred stocks, converted $3 million to common stock and sold $15 million in this portfolio during 2017. During 2016, we did not purchase any nonredeemable preferred stocks and sold $7 million.

Cincinnati Financial Corporation - 2017 10-K - Page 26

Other
We report as Other the noninvestment operations of the parent company and its noninsurer subsidiary CFC Investment Company. At year-end 2017, this subsidiary had $61 million in receivables related to its commercial leasing and financing services, compared with $51 million in receivables at year-end 2016.

We also report as Other the results of our Cincinnati Re reinsurance assumed operations. Cincinnati Re has contracts, also referred to as treaties, with other insurance or reinsurance companies to assume a portion of their insured risk in exchange for a portion of premiums from insurance policies covering those risks. The treaties and their exposure to losses are diverse in nature, including various lines of business and geographies for the reinsured risks. Some of our treaties reflect a type of contract commonly referred to as participating or proportional, typically sharing premiums and losses between the reinsured entity and us, as reinsurer, on a pro rata basis. Some are a contract type commonly referred to as excess of loss, where we indemnify the reinsured entity only for losses exceeding a predetermined amount.

Net written premiums for Cincinnati Re totaled $125 million in 2017, compared with $71 million in 2016. Approximately 30 percent of 2017 net written premiums was for property exposures that include risk of loss from natural catastrophes and approximately 60 percent was for casualty exposures from various liability risks. The remainder of approximately 10 percent was a combination of what we consider to be more specialized coverages that include, but are not limited to, transactional liability and credit risk transfer related to residential mortgages.

When we disclose probable maximum loss (PML) estimates on a gross basis, we also typically disclose amounts on a basis that is net of income taxes and applicable reinsurance ceded, including any retrocessions for reinsurance assumed. Based on treaties in effect at January 1, 2018, Cincinnati Re increased other property casualty catastrophe probable maximum loss estimates disclosed in Item 7, Liquidity and Capital Resources, 2018 Reinsurance Ceded Programs, by the following amounts: $77 million for a once-in-a-100-year event and $80 million for a once-in-a-250-year event. Those amounts represent a marginal basis, reflecting differences between the Cincinnati Re reinsurance portfolio and property casualty insurance written on a direct basis by The Cincinnati Insurance Companies. Ignoring diversification effects provided by those two components, on a standalone basis, probable maximum loss estimates for Cincinnati Re include the following amounts: $89 million for a once-in-a-100-year event and $109 million for a once-in-a-250-year event. Each of those effects represent a single hurricane event and are net of income taxes, based on probable maximum loss estimates from Applied Insurance Research's Touchstone® version 4.2 catastrophe model.

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

Cincinnati Financial Corporation - 2017 10-K - Page 27

The insurance company subsidiaries must give 30 days of notice to, and obtain prior approval from, the state insurance commissioner before the payment of an extraordinary dividend as defined by the state’s insurance code. You can find information about the dividends paid by our insurance subsidiary in 2017 in Item 8, Note 9 of the Consolidated Financial Statements.

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

Cincinnati Financial Corporation - 2017 10-K - Page 28

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

Cincinnati Financial Corporation - 2017 10-K - Page 29

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

If any risks or uncertainties discussed here develop into actual events, they could have a material adverse effect on our business, financial condition, results of operations or cash flows. In that case, the market price of our common stock could decline materially. The failure of our risk management strategies could have a material adverse impact on our consolidated financial condition, results of operations and cash flows.

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

Further, policyholders may choose a competitor’s product rather than our own because of real or perceived differences in price, terms and conditions, coverage or service. If the quality of the independent agencies with which we do business were to decline, that also might cause policyholders to purchase their insurance through different agencies or channels. Consumers, especially in the personal insurance industry segment, may increasingly choose to purchase insurance from distribution channels other than independent insurance agents, such as direct marketers. Increased advertising by insurers, especially direct marketers, could cause consumers to shift

Cincinnati Financial Corporation - 2017 10-K - Page 30

their buying habits, bypassing independent agents altogether. Innovation, new or changing technologies and/or buying trends or consumer preferences could reduce or eliminate the need or demand for products we sell.

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

According to these models, probable maximum loss estimates from a single hurricane event that combine the effects of property casualty insurance written on a direct basis by The Cincinnati Insurance Companies and the Cincinnati Re reinsurance portfolio include the following amounts, net of amounts recoverable through reinsurance ceded, and also income taxes: $173 million for a once-in-a-100-year event and $413 million for a once-in-a-250-year event. Please see Item 7, Liquidity and Capital Resources, 2018 Reinsurance Programs, for a discussion of modeled losses considered in evaluating our risk mitigation strategy, which includes our ceded reinsurance program.

The geographic regions in which we market insurance and reinsurance are exposed to numerous natural catastrophes, such as:

•	Hurricanes in the gulf, eastern, southeastern and northeastern coastal regions.

•	Earthquakes in many regions, most particularly in the New Madrid fault zone, California, the Northwest and Southwest.

•	Tornado, wind and hail in the Midwest, South, Southeast, Southwest and the mid-Atlantic.

•	Wildfires.

•	On a worldwide basis, in the event of a severe catastrophic event or terrorist attack we may be exposed to material losses through our reinsurance assumed operations.

Cincinnati Financial Corporation - 2017 10-K - Page 31

The occurrence of terrorist attacks in the geographic areas we serve could result in substantially higher claims under our insurance policies than we have anticipated. While our insurance policies provide coverage for terrorism risk in all areas we serve, we have identified our major terrorism exposure geographically as general commercial risks in the Tier 1 cities of metropolitan Chicago, Dallas and New York areas, and to a much lesser degree, Houston, Los Angeles and Washington D.C. We have a greater amount of business in less hazardous Tier 2 cities such as Atlanta, Cincinnati, Cleveland, Denver, Minneapolis, Phoenix-Mesa, Pittsburgh, St. Louis and Tampa-St. Petersburg. We have exposure to small co-op utilities, water utilities, wholesale fuel distributors, small shopping malls and small colleges throughout our 42 active states and, because of the number of associates located there, our Fairfield, Ohio, headquarters. Additionally, our life insurance subsidiary could be adversely affected in the event of a terrorist event or an epidemic such as the avian or swine flu, particularly if the epidemic were to affect a broad range of the population beyond just the very young or the very old. Our associate health plan is self-funded and could similarly be affected.

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

Our geographic concentration ties our performance to business, economic, environmental and regulatory conditions in certain states. We market our standard market property casualty insurance products in 42 states, but our business is concentrated in the Midwest and Southeast. We also have exposure in states where we do not actively market insurance when clients of our independent agencies have businesses or properties in multiple states.

The Cincinnati Insurance Company is expanding in the area of reinsurance assumed and has staffed this operation with seasoned underwriting and analytical talent who strive to assume risks that we understand well, both quantitatively and qualitatively. Business written includes treaties that provide coverage for property catastrophe and terrorism events on a worldwide basis. At January 1, 2018, the largest loss exposure to us for our Cincinnati Re reinsurance assumed operation is from natural catastrophe events. That exposure includes probable maximum loss estimates, on a marginal basis, of the following amounts: $77 million for a once-in-a-100-year event and $80 million for a once-in-a-250-year event. Those effects represent a single hurricane event and are net of income taxes, with the marginal basis reflecting diversification effects of the Cincinnati Re reinsurance portfolio and property casualty insurance written on a direct basis by The Cincinnati Insurance Companies. If there is a high frequency of large property catastrophe or terrorism events, or a single extreme event, during the coverage period of these treaties, our financial position and results of operations could be materially affected.

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

For fixed-maturity investments such as bonds, which represented 63.2 percent of the fair value of our investment portfolio at the end of 2017, the inverse relationship between interest rates and bond prices leads to falling bond

Cincinnati Financial Corporation - 2017 10-K - Page 32

values during periods of increasing interest rates. A significant increase in the general level of interest rates could have an adverse effect on our shareholders’ equity.

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

At year-end 2017, common stock holdings made up 35.6 percent of our investment portfolio. Adverse news or events affecting the global or U.S. economy or the equity markets could affect our net income, book value and overall results, as well as our ability to pay our common stock dividend. See Item 7, Investments Results, and Item 7A, Quantitative and Qualitative Disclosures About Market Risk, for a discussion of our investment activities.

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
Our financial condition, results of operations and cash flows depend on our ability to underwrite and set rates accurately for a full spectrum of risks. We establish our pricing based on assumptions about the level of losses that may occur within classes of business, geographic regions and other criteria.

Cincinnati Financial Corporation - 2017 10-K - Page 33

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

Cincinnati Financial Corporation - 2017 10-K - Page 34

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

In addition to the risks stated above, reinsurance assumed reserves are subject to uncertainty because a reinsurer relies on the original underwriting decisions and claims reserving practices of ceding companies. As a result, we are subject to the risk that our ceding companies may not have adequately evaluated the risks reinsured by us and the premiums ceded may not adequately compensate us for the risks we assume. In addition, there is generally a longer lapse of time from the occurrence of the event to the reporting of the loss or benefit to the reinsurer and ultimate resolution or settlement of the loss.

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

Cincinnati Financial Corporation - 2017 10-K - Page 35

Please see Item 7, Liquidity and Capital Resources, 2018 Reinsurance Ceded Programs, for a discussion of selected reinsurance transactions.

Our business depends on the uninterrupted operation of our facilities, systems and business functions.
Our business depends on our associates’ ability to perform necessary business functions, such as processing new and renewal policies and handling claims. We increasingly rely on technology and systems to accomplish these business functions in an efficient and uninterrupted fashion. Our inability to access our headquarters facilities or a failure of technology, telecommunications or other systems or the loss or failure of services provided by key vendors, could significantly impair our ability to perform such functions on a timely basis or affect the accuracy of transactions. If sustained or repeated, such a business interruption or system failure could result in a deterioration of our ability to write and process new and renewal business, serve our agents and policyholders, pay claims in a timely manner, collect receivables or perform other necessary business functions. If our disaster recovery and business continuity plans did not sufficiently consider, address or reverse the circumstances of an interruption or failure, this could result in a materially adverse effect on our operating results and financial condition. This risk is exacerbated because approximately 66 percent of our associates work at our Fairfield, Ohio, headquarters.

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

Cincinnati Financial Corporation - 2017 10-K - Page 36

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

Dividends received from our insurance subsidiary are restricted by the insurance laws of Ohio, its domiciliary state. These laws establish minimum solvency and liquidity thresholds and limits. In 2018, the maximum dividend that may be paid without prior regulatory approval is limited to the greater of 10 percent of statutory capital and surplus or 100 percent of statutory net income for the prior calendar year, up to the amount of statutory unassigned capital and surplus as of the end of the prior calendar year. Dividends exceeding these limitations may be paid only with prior approval of the Ohio Department of Insurance. We might not be able to receive dividends from our insurance subsidiary, or we might not receive dividends in the amounts necessary to meet our debt obligations or to pay dividends on our common stock without liquidating securities. This could affect our financial position.

Please see Item 1, Regulation, and Item 8, Note 9 of the Consolidated Financial Statements, for a discussion of insurance holding company dividend regulations.

Cincinnati Financial Corporation - 2017 10-K - Page 37

ITEM 1B.    Unresolved Staff Comments
None

ITEM 2.    Properties
Cincinnati Financial Corporation owns our headquarters building located on 102 acres of land in Fairfield, Ohio. This building has 1,508,200 square feet of total space. The property, including land is recorded in our financial statements at $130 million at December 31, 2017, and is classified as land, building and equipment, net, for company use. John J. & Thomas R. Schiff & Co. Inc., a related party, occupies 6,750 square feet (less than 1 percent). This property is used for the operations described in the Consolidated Financial Statements and accompanying Notes.

Cincinnati Financial Corporation owns Gilmore Pointe, located on the northwest corner of our headquarters property. This four-story building contains approximately 103,000 square feet of usable space. The property is recorded in the financial statements at $6 million at December 31, 2017, and is classified as investment property in Other Invested Assets, net. At December 31, 2017, unaffiliated tenants occupied 88 percent, Cincinnati Financial affiliates occupy 12 percent.

The Cincinnati Insurance Company owns the CFC Winton Center used for multiple operations with approximately 48,000 square feet of total space, located approximately six miles from our headquarters. The property, including land, is recorded in our financial statements at $9 million at December 31, 2017, and is classified as land, building and equipment, net, for company use.

ITEM 3.    Legal Proceedings
Neither the company nor any of our subsidiaries is involved in any material litigation other than ordinary, routine litigation incidental to the nature of its business.

ITEM 4.    Mine Safety Disclosures
This item is not applicable to the company.

Cincinnati Financial Corporation - 2017 10-K - Page 38

Part II

ITEM 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Cincinnati Financial Corporation had approximately 95,000 shareholders of record as of December 31, 2017. While approximately 13,000 shareholders are registered, the majority of shareholders are beneficial owners whose shares are held in “street name” by brokers and institutional accounts. We believe many of our independent agent representatives and most of the 4,925 associates of our subsidiaries own the company’s common stock.

Our common shares are traded under the symbol CINF on Nasdaq.

(Source: Nasdaq Global Select Market)	2017				2016
Quarter:	1st	2nd	3rd	4th	1st	2nd	3rd	4th
High	$76.71	$73.98	$81.98	$77.76	$65.99	$74.89	$78.09	$79.60
Low	68.24	68.49	71.60	70.07	53.64	63.87	73.88	68.11
Period-end close	72.27	72.45	76.57	74.97	65.36	74.89	75.42	75.75
Cash dividends declared	0.50	0.50	0.50	1.00	0.48	0.48	0.48	0.48

We discuss the factors that affect our ability to pay cash dividends and repurchase shares in Item 7, Liquidity and Capital Resources. Regulatory restrictions on dividends our insurance subsidiary can pay to the parent company are discussed in Item 8, Note 9 of the Consolidated Financial Statements.

The following summarizes securities authorized for issuance under our equity compensation plans as of December 31, 2017:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights at December 31, 2017	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)) at December 31, 2017
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,065,909	$49.14	11,307,489
Equity compensation plans not approved by security holders	—	—	—
Total	3,065,909	$49.14	11,307,489

The number of securities remaining available for future issuance includes: 9,510,094 shares available for issuance under the Cincinnati Financial Corporation 2016 Stock Compensation Plan (the 2016 Plan), 1,674,127 shares available for issuance under the Cincinnati Financial Corporation 2012 Stock Compensation Plan (the 2012 Plan), and 123,268 shares available for issuance of share grants under the Director’s Stock Plan of 2009. The number of securities remaining available for future issuance assumes the number of securities to be issued from performance-based awards are issued at the target-level performance level. Both the 2016 Plan and 2012 Plan allow for issuance of stock options, service-based or performance-based restricted stock units, stock appreciation rights or other equity-based grants. Awards other than stock options granted from the 2016 and 2012 plans are counted as three shares against the plan for each one share of common stock actually issued. Additional information about share-based associate compensation granted under our equity compensation plans is available in Item 8, Note 17 of the Consolidated Financial Statements.

Cincinnati Financial Corporation - 2017 10-K - Page 39

The following summarizes shares purchased under our repurchase programs:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1-31, 2017	—	—	—	2,542,065
November 1-30, 2017	300,000	$72.45	300,000	2,242,065
December 1-31, 2017	—	—	—	2,242,065
Totals	300,000	72.45	300,000

We did not sell any of our shares that were not registered under the Securities Act during 2017. Our repurchase program was expanded on October 22, 2007, to increase our repurchase authorization to approximately 13 million shares. Our repurchase program does not have an expiration date. We have 2,242,065 shares available for purchase under our program at December 31, 2017. On January 26, 2018, an additional 15 million shares were authorized, which expanded our current repurchase program.

Cincinnati Financial Corporation - 2017 10-K - Page 40

Cumulative Total Return
As depicted in the graph below, the five-year total return on a $100 investment made December 31, 2012, assuming the reinvestment of all dividends, was 127.3 percent for Cincinnati Financial Corporation’s common stock compared with 145.0 percent for the Standard & Poor’s Composite 1500 Property & Casualty Insurance Index and 108.1 percent for the Standard & Poor’s 500 Index.

The Standard & Poor’s Composite 1500 Property & Casualty Insurance Index included 25 companies at year-end 2017: The Allstate Corporation, AMERISAFE Inc., Aspen Insurance Holdings Limited, Chubb Limited, Cincinnati Financial Corporation, Employers Holdings Inc., First American Financial Corporation, The Hanover Insurance Group Inc., HCI Group Inc., Infinity Property and Casualty Corporation, Mercury General Corporation, The Navigators Group Inc., Old Republic International Corporation, ProAssurance Corporation, The Progressive Corporation, RLI Corp., Safety Insurance Group Inc., Selective Insurance Group Inc., Stewart Information Services Corporation, The Travelers Companies Inc., United Fire Group Inc., United Insurance Holdings Corp., Universal Insurance Holdings Inc., W. R. Berkley Corporation and XL Group Ltd.

The Standard & Poor’s 500 Index includes a representative sample of 500 leading companies in a cross section of industries of the U.S. economy. Although this index focuses on the large capitalization segment of the market, it is widely viewed as a proxy for the total market.

The following graph depicts $100 invested on December 31, 2012, in stock or index, including reinvestment of dividends. The years shown represent each respective fiscal year ending December 31.

Comparison of Five-Year Cumulative Total Return

Cincinnati Financial Corporation - 2017 10-K - Page 41

ITEM 6.    Selected Financial Data

(In millions, except per share data and shares outstanding in thousands)	Years ended December 31,
	2017	2016	2015	2014	2013
Consolidated Income Statement Data
Earned premiums	$4,954	$4,710	$4,480	$4,243	$3,902
Investment income, net of expenses	609	595	572	549	529
Realized investment gains, net *	148	124	70	133	83
Total revenues	5,732	5,449	5,142	4,945	4,531
Net income	1,045	591	634	525	517
Net income per common share:
Basic	$6.36	$3.59	$3.87	$3.21	$3.16
Diluted	6.29	3.55	3.83	3.18	3.12
Cash dividends per common share:
Ordinary declared	2.00	1.92	1.84	1.76	1.655
Ordinary paid	1.98	1.90	1.82	1.74	1.6425
Special declared and paid	0.50	—	0.46	—	—
Diluted weighted average shares outstanding	166.0	166.5	165.6	165.1	165.4
Consolidated Balance Sheet Data
Total investments	$17,051	$15,500	$14,423	$14,386	$13,564
Net unrealized investment portfolio gains	3,540	2,625	2,094	2,719	2,335
Deferred policy acquisition costs	670	637	616	578	565
Total assets	21,843	20,386	18,888	18,748	17,657
Gross loss and loss expense reserves	5,273	5,085	4,718	4,485	4,311
Life policy and investment contract reserves	2,729	2,671	2,583	2,497	2,390
Long-term debt	787	787	786	786	785
Shareholders' equity	8,243	7,060	6,427	6,573	6,070
Book value per share	50.29	42.95	39.20	40.14	37.21
Shares outstanding	163,899	164,387	163,944	163,747	163,109
Value creation ratio	22.9%	14.5%	3.4%	12.6%	16.1%
Consolidated Property Casualty Operations Data
Earned premiums	$4,722	$4,482	$4,271	$4,045	$3,713
Unearned premiums	2,403	2,306	2,200	2,081	1,970
Gross loss and loss expense reserves	5,219	5,035	4,660	4,438	4,241
Investment income, net of expenses	392	384	368	358	348
Loss and loss expense ratio	66.4%	63.8%	60.2%	65.0%	61.9%
Underwriting expense ratio	31.1	31.0	30.9	30.6	31.9
Combined ratio	97.5%	94.8%	91.1%	95.6%	93.8%

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

Cincinnati Financial Corporation - 2017 10-K - Page 42

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

Through The Cincinnati Insurance Company, Cincinnati Financial Corporation is one of the 25 largest property casualty insurers in the nation, based on net written premium volume for the first nine months of 2017, among approximately 2,000 U.S. stock and mutual insurer groups. We market our insurance products through a select group of independent insurance agencies in 42 states as discussed in Item 1, Our Business and Our Strategy.

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

Cincinnati Financial Corporation - 2017 10-K - Page 43

Executive Summary
Our value creation ratio, defined above, is our primary performance target. VCR trends are shown in the table below.

	One year	Three-year % average	Five-year % average
Value creation ratio:
As of December 31, 2017	22.9%	13.6%	13.9%
As of December 31, 2016	14.5	10.2	11.8
As of December 31, 2015	3.4	10.7	10.1

We are targeting an annual value creation ratio averaging 10 percent to 13 percent over the next five-year period. At 22.9 percent for 2017, we significantly exceeded the high end of that range. We slightly exceeded the high end of that range for the three-year and five-year periods that ended in December 2017.

The table below shows the primary components of our value creation ratio on a percentage basis. Analysis of the components aids understanding of our financial performance. Our financial results are further analyzed in the Corporate Financial Highlights section below.

	Years ended December 31,
	2017	2016	2015
Value creation ratio major components:
Net income before net realized gains	13.5%	7.9%	8.9%
Change in fixed-maturity securities, realized and unrealized gains	1.1	(0.2)	(2.6)
Change in equity securities, realized and unrealized gains	8.6	6.8	(2.9)
Other	(0.3)	0.0	0.0
Value creation ratio	22.9%	14.5%	3.4%

The 2017 value creation ratio improved by 8.4 percentage points, compared with 2016, and again included a significant contribution of operating results. VCR in 2017 also included a 7.0 percent contribution from a tax benefit due to net deferred income tax liability revaluation related to U.S. tax reform. The 2017 ratio improvement included a rise in market valuation, with contributions of 1.8 percentage-points from our equity securities investment portfolio and 1.3 points from our fixed-maturity securities investment portfolio. The 2016 value creation ratio was 11.1 percentage points higher than in 2015, driven by a 12.1 point increase in the contribution from realized gains plus the change in unrealized gains from our investment portfolios in aggregate.

Cincinnati Financial Corporation - 2017 10-K - Page 44

We believe our value creation ratio is a useful measure. With the continuation of economic and market uncertainty in recent years, the long-term nature of this measure provides a meaningful measure of our long-term progress in creating shareholder value. The table below shows calculations for VCR.

(Dollars are per share)	Years ended December 31,
	2017	2016	2015
Value creation ratio:
End of period book value*	$50.29	$42.95	$39.20
Less beginning of period book value	42.95	39.20	40.14
Change in book value	7.34	3.75	(0.94)
Dividend declared to shareholders	2.50	1.92	2.30
Total value creation	$9.84	$5.67	$1.36

Value creation ratio from change in book value**	17.1%	9.6%	(2.3)%
Value creation ratio from dividends declared to shareholders***	5.8	4.9	5.7
Value creation ratio	22.9%	14.5%	3.4%

* Book value per share is calculated by dividing end of period total shareholders' equity by end of period shares outstanding
** Change in book value divided by the beginning of year book value
*** Dividend declared to shareholders divided by beginning of year book value

When looking at our longer-term objectives, we see three primary performance drivers for our value creation ratio:

•
Premium growth – We believe over any five-year period our agency relationships and initiatives can lead to a property casualty written premium growth rate that exceeds the industry average. The compound annual growth rate of our net written premiums was 6.8 percent over the five-year period 2013 through 2017, nearly double the 3.8 percent estimated growth rate for the property casualty insurance industry. The industry’s growth rate excludes its mortgage and financial guaranty lines of business.

•
Combined ratio – We believe our underwriting philosophy and initiatives can drive performance to achieve our underwriting profitability target of a GAAP combined ratio over any five-year period that consistently averages within the range of 95 percent to 100 percent. Our GAAP combined ratio averaged 94.6 percent over the five-year period 2013 through 2017, better than the performance target range. Performance as measured by the combined ratio is discussed in Consolidated Property Casualty Insurance Results. Our statutory combined ratio averaged 94.0 percent over the five-year period 2013 through 2017, compared with an estimated 99.6 percent for the property casualty industry. The industry’s ratio again excludes its mortgage and financial guaranty lines of business.

•
Investment contribution – We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year total return of the Standard & Poor’s 500 Index.

◦
Investment income growth, on a pretax basis, had a compound annual growth rate of 2.8 percent over the five-year period 2013 through 2017. It has grown every year since 2009, except for 2013 with its slight decrease of less than 1 percent.

◦
Over the five years ended December 31, 2017, our equity portfolio compound annual total return was 15.3 percent compared with a compound annual total return of 15.8 percent for the Index. Our equity portfolio favors larger-capitalization, high-quality, dividend growing stocks with a slight value orientation. In recent years, returns for this type of stocks have generally lagged the broader market. For the year 2017, our annual equity portfolio total return was 21.0 percent, compared with 21.8 percent for the Index.

The board of directors is committed to rewarding shareholders directly through cash dividends and share repurchase authorizations. Through 2017, the company has increased the annual cash dividend rate for 57 consecutive years, a record we believe is matched by only eight other publicly traded U.S. companies. In addition to regular dividends, strong capital and excellent company performance provided opportunities to further reward shareholders with special dividends paid in December 2017 and in December 2015. The board regularly evaluates relevant factors in dividend-related decisions, and the 2017 increase to the regular dividend reflected confidence in our strong capital, liquidity and financial flexibility, as well as progress through our initiatives to

Cincinnati Financial Corporation - 2017 10-K - Page 45

improve earnings performance while growing insurance premium revenues. We discuss our financial position in more detail in Liquidity and Capital Resources.

Corporate Financial Highlights
In addition to the value creation ratio discussion and analysis in the Executive Summary, we further analyze our financial results in the sections below.

Balance Sheet Data

(Dollars in millions, except share data)	At December 31,	At December 31,
	2017	2016
Total investments	$17,051	$15,500
Total assets	21,843	20,386
Short-term debt	24	20
Long-term debt	787	787
Shareholders' equity	8,243	7,060
Book value per share	50.29	42.95
Debt-to-total-capital ratio	9.0%	10.3%

Total investments grew 10 percent during 2017 on a fair value basis, with an increase in our securities portfolio valuation that added to the 5 percent increase in its cost basis. Entering 2018, we believe the portfolio continues to be well diversified and is well positioned to withstand short-term fluctuations. We discuss our investment strategy in Item 1, Investments Segment, and results for the segment in Investments Results. Total assets rose 7 percent. Shareholders’ equity and book value per share each grew by 17 percent, for reasons discussed in the preceding Executive Summary.

The amount of our debt obligations increased by $4 million in 2017, compared with 2016. Our 9.0 percent ratio of debt to total capital (debt plus shareholders’ equity) at year-end 2017 decreased by 1.3 percentage points compared with the prior-year ratio.

Income Statement and Per Share Data

(Dollars in millions, except per share data)	Years ended December 31,			2017-2016	2016-2015
	2017	2016	2015	Change %	Change %
Earned premiums	$4,954	$4,710	$4,480	5	5
Investment income, net of expenses (pretax)	609	595	572	2	4
Realized investment gains, net (pretax)	148	124	70	19	77
Total revenues	5,732	5,449	5,142	5	6
Net income	1,045	591	634	77	(7)
Comprehensive income	1,648	940	234	75	302
Net income per share - diluted	6.29	3.55	3.83	77	(7)
Cash dividends declared per share	2.50	1.92	2.30	30	(17)
Diluted weighted average shares outstanding	166.0	166.5	165.6	0	1

Net income in 2017 increased $454 million or 77 percent compared with 2017, including a $495 million benefit from net deferred income tax liability revaluation due to U.S. tax reform, a $15 million increase in net realized investment gains after taxes and a $13 million increase in investment income after taxes. The 2017 increase in net income was partially offset by a decrease in property casualty underwriting income of $74 million after taxes, including $3 million from higher catastrophe losses, as discussed below. Our investment operation’s performance is discussed further in Investments Results.

Net income decreased $43 million in 2016, compared with 2015, primarily due to a $94 million decrease in property casualty underwriting income after taxes that included $114 million from higher catastrophe losses.

Cincinnati Financial Corporation - 2017 10-K - Page 46

As discussed in Investments Results, sales of securities that had appreciated in value led to realized investment gains in all three years. Realized and unrealized investment gains and losses are integral to our financial results over the long term. We have substantial discretion in the timing of investment sales and, therefore, also the gains or losses that are recognized in any period. That discretion generally is independent of the insurance underwriting process.

Contribution from Insurance Operations

(Dollars in millions)	Years ended December 31,			2017-2016	2016-2015
	2017	2016	2015	Change %	Change %
Consolidated property casualty data:
Net written premiums	$4,840	$4,580	$4,361	6	5
Earned premiums	4,722	4,482	4,271	5	5
Underwriting profit	128	242	386	(47)	(37)

				Pt. Change	Pt. Change
GAAP combined ratio	97.5%	94.8%	91.1%	2.7	3.7
Statutory combined ratio	97.2	94.5	90.6	2.7	3.9
Written premium to statutory surplus	1.0	1.0	1.0	0.0	0.0

Property casualty net written premiums grew 6 percent and earned premiums grew 5 percent in 2017, reflecting average renewal price increases, a higher level of insured exposures and premium growth initiatives. Premium growth rates in 2017 were similar to 2016. Trends and related factors are discussed in Commercial Lines, Personal Lines and Excess and Surplus Lines Insurance Results, respectively.

Our property casualty insurance operations generated underwriting profits for each of the three years ending in 2017. The $114 million decrease in 2017, compared with 2016, included a $4 million increase in losses from natural catastrophe events and less benefit from net favorable reserve development on prior accident years. The $144 million decrease in 2016, compared with 2015, included a $175 million increase in losses from natural catastrophe events.

We measure property casualty underwriting profitability primarily by the combined ratio. Our combined ratio measures the percentage of each earned premium dollar spent on claims plus all expenses related to our property casualty operations, all on a pretax basis. A lower ratio indicates more favorable results and better underlying performance. A ratio below 100 percent represents an underwriting profit. Initiatives to improve our combined ratio are discussed in Item 1, Our Business and Our Strategy, Strategic Initiatives. In 2017, 2016 and 2015, favorable development on reserves for claims that occurred in prior accident years helped offset other incurred losses and loss expenses. Reserve development is discussed further in Property Casualty Loss and Loss Expense Obligations and Reserves. Losses from weather-related catastrophes are another important item influencing the combined ratio and are discussed along with other factors in Financial Results for our property casualty business and related segments.

Our life insurance segment reported a $1 million loss in 2017 and a $1 million profit in 2016. We discuss results for the segment in Life Insurance Results. Most of this segment’s investment income is included in our investments segment results. In addition to investment income, realized investment gains from the life insurance investment portfolio are also included in our investments segment results.

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

Cincinnati Financial Corporation - 2017 10-K - Page 47

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

Cincinnati Financial Corporation - 2017 10-K - Page 48

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

For some lines of business that we write, a considerable and uncertain amount of time can elapse between the occurrence, reporting and payment of insured claims. The amount we will actually have to pay for such claims also can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate. Gross loss and loss expense reserves were $5.219 billion at year-end 2017 compared with $5.035 billion at year-end 2016.

How Reserves Are Established
Our field claims representatives establish case reserves when claims are reported to the company to provide for our unpaid loss and loss expense obligation associated with known claims. Field claims managers supervise and review all claims with case reserves less than $100,000. Additionally, a headquarters supervisor and regional claims manager review all claims under $100,000 if litigation or a certain specialty claim is involved. All claims with case reserves of $100,000 or greater are reviewed and approved by an experienced headquarters supervisor and regional claims manager. Upper-level headquarters claims managers also review case reserves of $175,000 or more.

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

We also establish IBNR reserves to provide for all unpaid loss and loss expenses not accounted for by case reserves:

•
For events designated as natural catastrophes resulting in losses incurred related to direct premiums, we calculate IBNR reserves directly as a result of an estimated IBNR claim count and an estimated average claim amount for each event. Once case reserves are established for a catastrophe event, we reduce the IBNR reserves. Our claims department management coordinates the assessment of these events and prepares the related IBNR reserve estimates. Such an assessment involves a comprehensive analysis of the nature of the event, of policyholder exposures within the affected geographic area and of available claims intelligence.

Cincinnati Financial Corporation - 2017 10-K - Page 49

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

•
For events designated as natural catastrophes resulting in losses incurred related to our reinsurance assumed operations, Cincinnati Re, we calculate IBNR reserves for losses incurred separately from losses related to direct premiums. That process begins with a review of our occurrence and aggregate in-force reinsurance limits for our portfolio of ceding companies likely to be affected by such events. Using third party catastrophe models combined with our own proprietary adjustments, we model a range of stochastic and scenario events for each ceding company to make an initial estimate of potential losses. Consideration of industry loss estimates promulgated by a variety of third parties provides a base to perform a market share loss analysis for each ceding company. We obtain loss estimates from ceding companies based on their view of losses, which includes their claim reports, actual claim payments and reserve estimates. Based on these data points, we estimate ultimate losses that we reinsure for each ceding company. We then benchmark individual ceding company reports against what we expected and use this information across our portfolio to refine our ultimate loss estimates. Once known payments and reserves are reported by individual ceding companies, we establish case reserves by reinsurance treaty. IBNR reserves are then calculated as the difference between the estimate of the ultimate loss and loss expenses incurred for each catastrophe event, reduced by the sum of total loss and loss expense payments and total case reserves. Incurred losses from catastrophe events for our reinsurance assumed operations can include non-U.S. experience reported by the ceding companies, in addition to events designated as catastrophes by PCS.

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

•
For all other claims and events, including reinsurance assumed or ceded, IBNR reserves are calculated as the difference between an actuarial estimate of the ultimate cost of total loss and loss expenses incurred reduced by the sum of total loss and loss expense payments and total case reserves estimated for individual claims. Reserve amounts for those other claims and events are significant, and represent the majority of amounts shown as IBNR reserves and loss expense reserves in the table included in Liquidity and Capital Resources, Property Casualty Loss and Loss Expense Obligations and Reserves. We discuss below the development of actuarially based estimates of the ultimate cost of total loss and loss expenses incurred.

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

Cincinnati Financial Corporation - 2017 10-K - Page 50

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

Our actuarial staff also devotes significant time and effort to the estimation of model and method parameters. The loss development and Bornhuetter-Ferguson methods require the estimation of numerous loss development factors. The Bornhuetter-Ferguson methods also involve the estimation of numerous expected loss ratios by accident year. Models from the probabilistic trend family require the estimation of development trends, calendar year inflation trends and exposure levels. Consequently, our actuarial staff monitors a number of trends and measures to gain key business insights necessary for exercising appropriate judgment when estimating the parameters mentioned, such as:

•	company and industry pricing

•	company and industry exposure

•	company and industry loss frequency and severity

•	past large loss events such as hurricanes

•	company and industry premium

•	company in-force policy count
These trends and measures also support the estimation of expected accident year loss ratios needed for applying the Bornhuetter-Ferguson methods and for assessing the reasonability of all IBNR reserve estimates computed. Our actuarial staff reviews these trends and measures quarterly, updating parameters derived from them as necessary.

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

Cincinnati Financial Corporation - 2017 10-K - Page 51

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

Key Assumptions – Loss Reserving
Our actuarial staff makes a number of key assumptions when using their methods and models to derive IBNR reserve estimates. Appropriate reliance on these key assumptions essentially entails determinations of the likelihood that statistically significant patterns in historical data may extend into the future. The four most significant of the key assumptions used by our actuarial staff and approved by management are:

•
Emergence of loss and defense and cost containment expenses, also referred to as DCCE, on an accident year basis. Historical paid loss, reported loss and paid DCCE data for the business lines we analyze contain patterns that reflect how unpaid losses, unreported losses and unpaid DCCE as of a financial statement date will emerge in the future. Unless our actuarial staff or management identifies reasons or factors that invalidate the extension of historical patterns into the future, these patterns can be used to make projections necessary for estimating IBNR reserves. Our actuaries significantly rely on this assumption in the application of all methods and models mentioned above.

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

Cincinnati Financial Corporation - 2017 10-K - Page 52

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

The table below provides standard errors and reserve ranges by major property casualty lines of business and in total for net loss and loss expense reserves as well as the potential effects on our net income, assuming a 21 percent federal tax rate. Standard errors and reserve ranges for assorted groupings of these lines of business cannot be computed by simply adding the standard errors and reserve ranges of the component lines of business, since such an approach would ignore the effects of product diversification. See Liquidity and Capital Resources, Property Casualty Loss and Loss Expense Obligations and Reserves, Range of Reasonable Reserves, for more details on our total reserve range. While the table reflects our assessment of the most likely range within which each line’s actual unpaid loss and loss expenses may fall, one or more lines’ actual unpaid loss and loss expenses could nonetheless fall outside of the indicated ranges.

(Dollars in millions)	Net loss and loss expense range of reserves
	Carried reserves	Low point	High point	Standard error	Net income effect

At December 31, 2017
Total	$5,032	$4,709	$5,155	$223	$176

Commercial casualty	$2,027	$1,826	$2,215	$195	$154
Commercial property	308	279	324	23	18
Commercial auto	642	604	663	29	23
Workers' compensation	958	813	996	92	73
Personal auto	315	292	317	13	10
Homeowners	133	121	137	8	6

Life Policy and Investment Contract Reserves
We establish the reserves for traditional life insurance policies based on expected expenses, mortality, morbidity, withdrawal rates and investment yields, including a provision for uncertainty. Once these assumptions are established, they generally are maintained throughout the lives of the contracts. We use both our own experience and industry experience adjusted for historical trends in arriving at our assumptions for expected mortality and morbidity. We use our own experience and historical trends for setting our assumptions for expected withdrawal rates and expenses. We base our assumptions for expected investment income on our own experience adjusted for current economic conditions.

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

Cincinnati Financial Corporation - 2017 10-K - Page 53

The application of our impairment policy resulted in other-than-temporary impairment (OTTI) charges that reduced our income before income taxes by $9 million in 2017, $2 million in 2016 and $52 million in 2015. OTTI losses represent noncash charges to income and are reported as realized investment losses.

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

Securities that have previously been other-than-temporarily impaired are evaluated based on their adjusted cost or amortized cost and further written down if deemed appropriate. We provide detailed information about securities fair valued in a continuous loss position at year-end 2017 in Item 7A, Application of Asset Impairment Policy.

Impairment charges are recorded for other-than-temporary declines in value if fair value is below cost or amortized cost and, in the asset impairment committee’s judgment, the fair value is not expected to be recouped within a designated recovery period. When determining OTTI charges for our fixed-maturity portfolio, management places significant emphasis on whether issuers of debt are current on contractual payments and whether future contractual amounts are likely to be paid. Our invested asset impairment policy states that fixed maturities with fair values below their amortized cost that the company (1) intends to sell or (2) more likely than not will be required to sell before recovery of their amortized cost basis are deemed to be OTTI. The amortized cost of any such securities is reduced to fair value as the new cost basis, and a realized loss is recorded in the period in which it is recognized. When these two criteria are not met, and the company believes that full collection of interest and/or principal is not likely, we determine the net present value of future cash flows by using the effective interest rate implicit in the security at the date of acquisition as the discount rate and compare that amount with the amortized cost and fair value of the security. The difference between the net present value of the expected future cash flows and amortized cost of the security is considered a credit loss and recognized as a realized loss in the period in which it occurred. The difference between the fair value and the net present value of the cash flows of the security, the noncredit loss, is recognized in other comprehensive income as an unrealized loss.

When determining OTTI charges for our equity portfolio, our invested asset impairment policy considers quantitative and qualitative factors, including facts and circumstances specific to individual securities, asset classes, the financial condition of the issuer, changes in dividend payment, the length of time fair value had been less than cost, the severity of the decline in fair value below cost, the volatility of the security and our ability and intent to hold each position until its forecasted recovery.

For each of our equity securities in an unrealized loss position at December 31, 2017, we applied the objective quantitative and qualitative criteria of our invested asset impairment policy for OTTI. Based on the individual quantitative and qualitative factors, as discussed above, we evaluate and determine an expected recovery period for each security. A change in the condition of a security can warrant impairment before the expected recovery period. If the security has not recovered cost within the expected recovery period, the security is other-than-temporarily impaired. Our long-term equity investment philosophy, emphasizing companies with strong indications of paying and growing dividends, combined with our strong statutory capital and surplus, liquidity and cash flow, provide us the ability to hold these investments through what we believe to be slightly longer recovery periods during times of historic levels of market volatility.

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

Cincinnati Financial Corporation - 2017 10-K - Page 54

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

Level 1 and Level 2 Valuation Techniques
Over 99 percent of the $16.948 billion of securities in our investment portfolio at year-end 2017, measured at fair value, are classified as Level 1 or Level 2. Financial assets that fall within Level 1 and Level 2 are priced according to observable data from identical or similar securities that have traded in the marketplace. Also within Level 2 are securities that are valued by outside services or brokers where we have evaluated and verified the pricing methodology and determined that the inputs are observable.

Level 3 Valuation Techniques
At December 31, 2017, total Level 3 assets were less than 1 percent of our investment portfolio measured at fair value. Financial assets that fall within the Level 3 hierarchy are valued based upon unobservable market inputs, normally because they are not actively traded on a public market. Pricing for each Level 3 security is based upon inputs that are market driven, including quotes from brokers or other external sources. We placed in the Level 3 hierarchy securities for which we were unable to obtain the pricing methodology or we could not consider the price provided as binding. Pricing for securities classified as Level 3 could not be corroborated by similar securities priced using observable inputs.

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

Key assumptions used in developing the benefit obligation at year-end 2017 for our qualified plan were a 3.73 percent discount rate and rates of compensation increases ranging from 2.75 percent to 3.25 percent. To determine the discount rate, a theoretical settlement portfolio of high-quality, rated corporate bonds was chosen to provide payments approximately matching the plan’s projected benefit payments. A single interest rate was determined, resulting in a discounted value of the plan’s benefit payments that equates to the market value of the selected bonds. The discount rate is reflective of current market interest rate conditions and our plan's liability characteristics.

Cincinnati Financial Corporation - 2017 10-K - Page 55

Key assumptions used in developing the 2017 net pension expense for our qualified plan were a 4.30 percent discount rate, a 7.25 percent expected return on plan assets and rates of compensation increases ranging from 2.75 percent to 3.25 percent.

In 2017, the net pension expense was $7 million. In 2018, we expect the net pension expense to be approximately $3 million.

Holding all other assumptions constant, a 0.5 percentage-point decrease in the discount rate would decrease our 2018 income before income taxes by approximately $1 million. A 0.5 percentage-point decrease in the expected return on plan assets would decrease our 2018 income before income taxes by approximately $2 million.

The fair value of the plan assets exceeded the accumulated benefit obligation by $23 million and $6 million at year-end 2017 and 2016, respectively. The fair value of the plan assets were $6 million and $25 million less than the projected plan benefit obligation at year-end 2017 and 2016, respectively. Market conditions and interest rates significantly affect future assets and liabilities of the pension plan. During the first quarter of 2018, we contributed $5 million to our qualified plan.

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

For life insurance policies, acquisition costs are amortized into income either in proportion to premium revenue recognized or in accordance with the recognition of gross profit from the contract, depending on the policy type. These costs are principally agent commissions and underwriting costs related to successful contract acquisition. We analyze our acquisition cost assumptions periodically to reflect actual experience; we evaluate our deferred acquisition cost for recoverability; and we regularly conduct reviews for potential premium deficiencies or loss recognition. Changes in the amounts or timing of estimated future profits could result in adjustments to the accumulated amortization of these costs.

Recent Accounting Pronouncements
Information about recent accounting pronouncements is provided in Item 8, Note 1 of the Consolidated Financial Statements.

Cincinnati Financial Corporation - 2017 10-K - Page 56

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

We measure profit or loss for our commercial lines, personal lines, excess and surplus lines and life insurance segments based upon underwriting results (profit or loss), which represent net earned premium less loss and loss expenses and underwriting expenses on a pretax basis. We also evaluate results for our consolidated property casualty insurance operations. That is the total of our standard market segments (commercial lines and personal lines), our excess and surplus lines insurance segment and our reinsurance assumed operations. For analysis of our consolidated property casualty insurance results, it is important to include our reinsurance assumed operations earned premiums, loss and loss expenses and also underwriting expenses reported as Other. Underwriting results and segment pretax operating income are not substitutes for net income determined in accordance with GAAP.

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

Cincinnati Financial Corporation - 2017 10-K - Page 57

Consolidated Property Casualty Insurance Results
Earned and net written premiums for our consolidated property casualty operations grew in 2017, reflecting average renewal price increases, a higher level of insured exposures and strategic initiatives for targeted growth. A key measure of property casualty profitability is underwriting profit or loss. Our 2017 underwriting profit of $128 million was $114 million less than in 2016, caused in part by a $4 million unfavorable effect from a higher amount of natural catastrophe losses, mostly caused by severe weather. An increase in payments and reserves for losses and loss expenses, largely for our commercial casualty line of business, was responsible for much of the 2017 underwriting profit decrease, largely offsetting benefits of higher pricing, and our ongoing initiatives to improve pricing precision and loss experience related to claims and loss control practices. Underwriting profit trends are discussed further below and includes prior accident year loss experience before catastrophes during 2017 that was less favorable than in 2016.

The table below highlights property casualty results, with analysis and discussion in the sections that follow. That analysis and discussion includes sections by segment.

Overview – Three-Year Highlights

(Dollars in millions)	Years ended December 31,			2017-2016	2016-2015
	2017	2016	2015	Change %	Change %
Earned premiums	$4,722	$4,482	$4,271	5	5
Fee revenues	11	10	8	10	25
Total revenues	4,733	4,492	4,279	5	5
Loss and loss expenses from:
Current accident year before catastrophe losses	2,889	2,684	2,579	8	4
Current accident year catastrophe losses	368	345	177	7	95
Prior accident years before catastrophe losses	(91)	(159)	(168)	43	5
Prior accident years catastrophe losses	(28)	(9)	(16)	(211)	44
Loss and loss expenses	3,138	2,861	2,572	10	11
Underwriting expenses	1,467	1,389	1,321	6	5
Underwriting profit	$128	$242	$386	(47)	(37)

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	61.1%	59.8%	60.4%	1.3	(0.6)
Current accident year catastrophe losses	7.8	7.7	4.1	0.1	3.6
Prior accident years before catastrophe losses	(1.9)	(3.5)	(3.9)	1.6	0.4
Prior accident years catastrophe losses	(0.6)	(0.2)	(0.4)	(0.4)	0.2
Loss and loss expenses	66.4	63.8	60.2	2.6	3.6
Underwriting expenses	31.1	31.0	30.9	0.1	0.1
Combined ratio	97.5%	94.8%	91.1%	2.7	3.7

Combined ratio:	97.5%	94.8%	91.1%	2.7	3.7
Contribution from catastrophe losses and prior years reserve development	5.3	4.0	(0.2)	1.3	4.2
Combined ratio before catastrophe losses and prior years reserve development	92.2%	90.8%	91.3%	1.4	(0.5)

Performance highlights for consolidated property casualty operations include:

•
Premiums – Agency renewal written premiums rose $126 million in 2017 and represented approximately half of the growth in earned premiums and net written premiums that rose in each of our property casualty segments. The renewal premium increase was largely due to average renewal price increases and a higher level of insured exposures. Price increases with enhanced precision continue to benefit operating results.

New business written premiums produced through agencies increased $75 million in 2017, compared with 2016. Agents appointed during 2017 or 2016 produced a 2017 increase in standard lines new business of $58 million.

Cincinnati Financial Corporation - 2017 10-K - Page 58

Growth initiatives also favorably affect growth in subsequent years, particularly as newer agency relationships mature over time.
Net written premiums increased $54 million in 2017 from expansion of reinsurance assumed operations, known as Cincinnati ReSM. Cincinnati Re assumes risks through reinsurance treaties and in some cases cedes part of the risk and related premiums to one or more unaffiliated reinsurance companies through transactions known as retrocessions. In 2017, earned premiums for Cincinnati Re totaled $107 million.
Other written premiums consist primarily of premiums ceded to reinsurers as part of our ceded reinsurance program and in total contributed $5 million more in 2017 to net written premiums than in 2016. An increase in ceded premiums, other than Cincinnati Re premiums, reduced net written premium growth by $2 million in 2017, compared with 2016.
The table below analyzes premium revenue components and trends.

(Dollars in millions)	Years ended December 31,			2017-2016	2016-2015
	2017	2016	2015	Change %	Change %
Agency renewal written premiums	$4,198	$4,072	$3,925	3	4
Agency new business written premiums	626	551	532	14	4
Cincinnati Re net written premiums	125	71	33	76	115
Other written premiums	(109)	(114)	(129)	4	12
Net written premiums	4,840	4,580	4,361	6	5
Unearned premium change	(118)	(98)	(90)	(20)	(9)
Earned premiums	$4,722	$4,482	$4,271	5	5

•
Combined ratio – The 2017 combined ratio increased 2.7 percentage points compared with 2016, including a 0.3 percentage-point decrease in the ratio for natural catastrophe losses. The 2017 ratio for current accident year losses and loss expenses before catastrophes increased by 1.3 percentage points, in part due to large losses and the corresponding ratios for new losses above $1 million described below, and partially offset what we believe are improvements to some of our loss experience due to recent-year initiatives to improve pricing precision and claims and loss control practices. The remainder of the 2017 combined ratio increase included 1.6 percentage-points less benefit in the ratio for prior accident year losses and loss expenses before catastrophes. We further discuss ratios related to reserve development in the sections that follow the Catastrophe Losses Incurred table below.

Our statutory combined ratio was 97.2 percent in 2017 compared with 94.5 percent in 2016 and 90.6 percent in 2015. The estimated statutory combined ratio for the property casualty industry, with the industry’s ratio excluding its mortgage and financial guaranty lines of business, was 105.1 percent in 2017, 100.9 percent in 2016 and 98.3 percent in 2015. The contribution of catastrophe losses to our statutory combined ratio was 7.2 percentage points in 2017, 7.5 percentage points in 2016 and 3.7 percentage points in 2015, compared with industry estimates of 8.8, 4.7 and 3.5 percentage points, respectively. Components of the combined ratio are discussed below.
Catastrophe loss trends are an important factor in assessing trends for overall underwriting results. Our 10-year historical annual average contribution of catastrophe losses to the combined ratio was 6.8 percentage points at December 31, 2017. Our five-year average was 5.7 percentage points.

The following table shows catastrophe losses incurred for the past three calendar years, net of reinsurance, as well as the effect of loss development on prior period catastrophe reserves. We individually list declared catastrophe events for which our incurred losses reached or exceeded $10 million. Included in all other 2017 catastrophes for Cincinnati Re is approximately $8 million for estimated assumed losses in total for wildfires in California and approximately $8 million in aggregate for other international catastrophe events, including Hurricane Maria.

Cincinnati Financial Corporation - 2017 10-K - Page 59

Catastrophe Losses Incurred

(Dollars in millions, net of reinsurance)					Excess
			Commercial	Personal	and surplus	Cincinnati
Dates	Events	Regions	lines	lines	lines	Re	Total
2017
Feb. 28-Mar. 1	Flood, hail, wind	Midwest, South	$20	$23	$—	$—	$43
Mar. 6-9	Flood, hail, wind	Midwest, Northeast, South	26	11	—	—	37
Mar. 21-22	Flood, hail, wind	South	19	9	—	—	28
Apr. 4-6	Flood, hail, wind	Midwest, South	8	15	—	—	23
May 8-11	Flood, hail, wind	Midwest, South, West	14	1		—	15
May 15-18	Flood, hail, wind	Midwest, Northeast, South	3	10	—	—	13
Jun. 11	Flood, hail, wind	Midwest	4	15	—	—	19
Jun. 16-19	Flood, hail, wind	Midwest, Northeast, South	7	3	—	—	10
Jun. 27-29	Flood, hail, wind	Midwest	18	1	—	—	19
Aug. 25-Sep. 1	Flood, hail, wind	South	5	2	—	10	17
Sep. 6-12	Flood, hail, wind	South	14	18	1	19	52
Nov. 5-6	Flood, hail, wind	Midwest	6	4	—	—	10
All other 2017 catastrophes			38	27	1	16	82
Development on 2016 and prior catastrophes			(23)	(4)	—	(1)	(28)
Calendar year incurred total			$159	$135	$2	$44	$340

2016
Apr. 2-3	Hail, wind	Midwest, Northeast, South	$5	$7	$—	$—	$12
Apr. 10-15	Flood, hail, wind	South	48	—	1	—	49
Apr. 25-28	Flood, hail, wind	Midwest, South	8	4	—	—	12
Apr. 29-May 3	Flood, hail, wind	Midwest, South	17	8	—	—	25
May 7-10	Flood, hail, wind	Midwest, South, West	17	11	—	—	28
May 11-12	Flood, hail, wind	Midwest, South	9	2	—	—	11
May 21-28	Flood, hail, wind	Midwest, South, West	12	3	—	—	15
Jul. 28-29	Flood, hail, wind	West	10	—	—	—	10
Sep. 19-23	Flood, hail, wind	Midwest	7	5	—	—	12
Oct. 6-9	Flood, wind	South	22	23	—	3	48
Nov. 28-30	Fire	South	25	20	1	—	46
Nov. 28-Dec. 1	Flood, hail, wind	South	7	3	—	—	10
All other 2016 catastrophes			39	27	1	—	67
Development on 2015 and prior catastrophes			(5)	(4)	—	—	(9)
Calendar year incurred total			$221	$109	$3	$3	$336

2015
Feb. 16-27	Freezing, ice, snow, wind	Midwest, Northeast, South	$35	$9	$—	$—	$44
Apr. 7-10	Flood, hail, wind	Midwest, South	7	14	—	—	21
Apr. 18-20	Flood, hail, wind	Midwest, South	4	6	—	—	10
Jul. 12-14	Flood, hail, wind	Midwest, South	5	7	—	—	12
All other 2015 catastrophes			54	35	1	—	90
Development on 2014 and prior catastrophes			(12)	(3)	(1)	—	(16)
Calendar year incurred total			$93	$68	$—	$—	$161

Cincinnati Financial Corporation - 2017 10-K - Page 60

Consolidated Property Casualty Insurance Loss and Loss Expenses
Loss and loss expenses include both net paid losses and reserve changes for unpaid losses as well as the associated loss expenses. For all property casualty lines of business in aggregate, net loss and loss expense reserves at December 31, 2017, were $295 million higher than at year-end 2016, including $192 million for incurred but not reported (IBNR) reserves. The $295 million reserve increase raised year-end 2017 net loss and loss expense reserves by 6 percent, compared with a 5 percent increase in 2017 earned premiums.

For our commercial casualty line of business in 2017, we experienced a rising trend in paid losses and loss expenses that was more than we expected. As a result, we increased our actuarial best estimates of ultimate loss and loss expense ratios at the end of 2017, compared with year-end 2016. Net loss and loss expense reserves at December 31, 2017, for our commercial casualty line of business was $126 million higher than at year-end 2016. The IBNR portion of the reserve increase was $98 million.

Most of the incurred losses and loss expenses shown in the consolidated property casualty insurance results three-year highlights table are for the respective current accident years, with reserve development on prior accident years shown separately. Since less than half of our consolidated property casualty current accident year incurred losses and loss expenses represents net paid amounts, the majority represents reserves for our estimate of ultimate losses and loss expenses. These reserves develop over time, and we re-estimate previously reported reserves as we learn more about the development of the related claims. The table below illustrates that development. For example, the 67.5 percent accident year 2016 loss and loss expense ratio reported as of December 31, 2016, developed favorably by 1.0 percentage points to 66.5 percent due to claims settling for less than previously estimated, or due to updated reserve estimates for unpaid claims, as of December 31, 2017. Accident years 2016 and 2015 have both developed favorably, as indicated by the progression over time for the ratios in the table.

(Dollars in millions)
Accident year loss and loss expenses incurred and ratios to earned premiums:
Accident year:	2017	2016	2015	2017	2016	2015
as of December 31, 2017	$3,257	$2,979	$2,654	68.9%	66.5%	62.1%
as of December 31, 2016		3,029	2,664		67.5	62.4
as of December 31, 2015			2,756			64.5

Catastrophe loss trends, discussed above, accounted for some of the movement in the current accident year loss and loss expense ratio for 2017, compared with 2016. Catastrophe losses added 7.8 percentage points in 2017, 7.7 points in 2016 and 4.1 points in 2015 to the respective consolidated property casualty current accident year loss and loss expense ratios in the table above.

The 61.1 percent ratio for current accident year loss and loss expenses before catastrophe losses for 2017 increased 1.3 percentage points compared with the 59.8 percent accident year 2016 ratio measured as of December 31, 2016. Contributors to the increase included more current accident year losses of $1 million or more per claim, shown in the table below.

Reserve development on prior accident years continued to net to a favorable amount in 2017, and was primarily due to less-than-anticipated loss emergence on known claims. We recognized $119 million of favorable development in 2017, compared with $168 million in 2016 and $184 million in 2015. Of the $49 million decrease in 2017, compared with 2016, $31 million was attributable to our commercial casualty line of business. Approximately 73 percent of our net favorable reserve development on prior accident years recognized during 2017 occurred in our commercial property and workers’ compensation lines of business. In 2016, our commercial casualty, commercial property and workers' compensation lines of business were responsible for approximately 70 percent of the favorable reserve development. As discussed in Liquidity and Capital Resources, Property Casualty Loss and Loss Expense Obligations and Reserves, Property Casualty Insurance Development of Estimated Reserves by Accident Year, commercial casualty and workers' compensation are considered long-tail lines with the potential for revisions inherent in estimating reserves. Favorable development recognized during 2015 was primarily from our commercial casualty and workers’ compensation lines of business. Development by accident year is further discussed in Liquidity and Capital Resources, Property Casualty Insurance Development of Estimated Reserves by Accident Year.

Cincinnati Financial Corporation - 2017 10-K - Page 61

Consolidated Property Casualty Insurance Losses by Size

(Dollars in millions, net of reinsurance)	Years ended December 31,			2017-2016	2016-2015
	2017	2016	2015	Change %	Change %
Current accident year losses greater than $5,000,000	$45	$26	$29	73	(10)
Current accident year losses $1,000,000-$5,000,000	212	185	161	15	15
Large loss prior accident year reserve development	51	(6)	27	nm	nm
Total large losses incurred	308	205	217	50	(6)
Losses incurred but not reported	54	164	70	(67)	134
Other losses excluding catastrophe losses	1,903	1,699	1,682	12	1
Catastrophe losses	327	327	156	0	110
Total losses incurred	$2,592	$2,395	$2,125	8	13

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year losses greater than $5,000,000	1.0%	0.6%	0.7%	0.4	(0.1)
Current accident year losses $1,000,000-$5,000,000	4.5	4.1	3.8	0.4	0.3
Large loss prior accident year reserve development	1.0	(0.1)	0.6	1.1	(0.7)
Total large loss ratio	6.5	4.6	5.1	1.9	(0.5)
Losses incurred but not reported	1.1	3.7	1.6	(2.6)	2.1
Other losses excluding catastrophe losses	40.3	37.8	39.5	2.5	(1.7)
Catastrophe losses	7.0	7.3	3.6	(0.3)	3.7
Total loss ratio	54.9%	53.4%	49.8%	1.5	3.6

In 2017, total large losses incurred increased by $103 million, or 50 percent, net of reinsurance. The corresponding ratio increased 1.9 percentage points. Our analysis of large losses incurred indicated no unexpected concentration of these losses and reserve increases by geographic region, policy inception, agency or field marketing territory. We believe the inherent volatility of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the volatility in addition to general inflationary trends in loss costs.

Cincinnati Financial Corporation - 2017 10-K - Page 62

Consolidated Property Casualty Insurance Underwriting Expenses

(Dollars in millions)	Years ended December 31,			2017-2016	2016-2015
	2017	2016	2015	Change %	Change %
Commission expenses	$866	$819	$792	6	3
Other underwriting expenses	587	555	514	6	8
Policyholder dividends	14	15	15	(7)	0
Total underwriting expenses	$1,467	$1,389	$1,321	6	5

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Commission expenses	18.3%	18.3%	18.5%	0.0	(0.2)
Other underwriting expenses	12.5	12.4	12.1	0.1	0.3
Policyholder dividends	0.3	0.3	0.3	0.0	0.0
Total underwriting expense ratio	31.1%	31.0%	30.9%	0.1	0.1

Consolidated property casualty commission expenses rose $47 million, or 6 percent, in 2017, with profit-sharing commissions for agencies increasing by $5 million. Commission expenses as a percent of earned premiums resulted in a 2017 ratio that matched 2016. The 2017 ratio for other underwriting expenses increased by 0.1 percentage-point compared with 2016, as earned premiums rose at a pace slightly less than other underwriting expenses. During 2017, we continued to carefully manage expenses while also making strategic investments that include enhancement of underwriting expertise, such as personal lines staff additions to support high net worth market expansion.

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

Cincinnati Financial Corporation - 2017 10-K - Page 63

Commercial Lines Insurance Results

Overview – Three-Year Highlights

(Dollars in millions)	Years ended December 31,			2017-2016	2016-2015
	2017	2016	2015	Change %	Change %
Earned premiums	$3,165	$3,089	$2,996	2	3
Fee revenues	5	5	4	0	25
Total revenues	3,170	3,094	3,000	2	3
Loss and loss expenses from:
Current accident year before catastrophe losses	1,933	1,831	1,757	6	4
Current accident year catastrophe losses	182	226	105	(19)	115
Prior accident years before catastrophe losses	(50)	(124)	(142)	60	13
Prior accident years catastrophe losses	(23)	(5)	(12)	(360)	58
Loss and loss expenses	2,042	1,928	1,708	6	13
Underwriting expenses	1,009	982	947	3	4
Underwriting profit	$119	$184	$345	(35)	(47)
Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	61.1%	59.3%	58.6%	1.8	0.7
Current accident year catastrophe losses	5.7	7.3	3.5	(1.6)	3.8
Prior accident years before catastrophe losses	(1.6)	(4.0)	(4.7)	2.4	0.7
Prior accident years catastrophe losses	(0.7)	(0.2)	(0.4)	(0.5)	0.2
Loss and loss expenses	64.5	62.4	57.0	2.1	5.4
Underwriting expenses	31.9	31.8	31.6	0.1	0.2
Combined ratio	96.4%	94.2%	88.6%	2.2	5.6

Combined ratio:	96.4%	94.2%	88.6%	2.2	5.6
Contribution from catastrophe losses and prior years reserve development	3.4	3.1	(1.6)	0.3	4.7
Combined ratio before catastrophe losses and prior years reserve development	93.0%	91.1%	90.2%	1.9	0.9

Performance highlights for the commercial lines insurance segment include:

•
Premiums – Earned premiums and net written premiums rose in 2017, primarily due to a $48 million increase in renewal written premiums that continued to include a price increase for an average policy. New business written premiums in 2017 increased $25 million, or 7 percent, compared with 2016. The increase was driven by production from agencies appointed since the beginning of 2016.

•
Combined ratio – The 2017 combined ratio increased 2.2 percentage points compared with 2016, including a 2.1 percentage-point decrease in the ratio for natural catastrophe losses. The 2017 ratio for current accident year losses and loss expenses before catastrophes increased by 1.8 percentage points, including 0.4 points from more current accident year losses of $1 million or more per claim, shown in the table below. Development on prior accident years’ loss and loss expense reserves before catastrophes during 2017 was 2.4 percentage points less favorable than in 2016, including 3.1 points from paid losses and loss expenses.

Our largest commercial line of business, commercial casualty, drove the paid component of the increase in the commercial lines segment ratio for loss and loss expenses from prior accident years before catastrophe losses, reflecting paid losses emerging at levels higher than we previously expected. Despite a significant increase in prior accident year paid losses, our commercial casualty 2017 loss and loss expense ratio remained below 64 percent, indicating an underwriting profit of approximately $40 million once underwriting expenses are considered.
As discussed in Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, stable historical paid loss patterns are a key assumption used to make projections necessary for estimating IBNR reserves. During 2017, we observed paid losses or re-estimates of case reserves emerging at levels higher than

Cincinnati Financial Corporation - 2017 10-K - Page 64

expected for commercial casualty. Considering that new data at December 31, 2017, we estimated commercial casualty IBNR reserves for accident year 2017 at levels more likely to be adequate, $47 million higher than accident year 2016 estimates at the end of 2016. The increase in IBNR reserves for commercial casualty was largely responsible for the 1.8 percentage-point increase in the commercial lines ratio for current accident year losses and loss expenses before catastrophes.
Commercial auto, representing 20 percent of 2017 earned premiums for our commercial lines insurance segment, was the only major line of business in that segment with a 2017 total loss and loss expense ratio significantly higher than we desired. During 2017, our commercial auto policies experienced average renewal estimated price percentage increases near the low end of the high-single-digit range, which we believe will help improve future profitability. We also continued to improve premium rate classification and use of other rating variables in risk selection and pricing.
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
Our commercial lines statutory combined ratio was 96.2 percent in 2017, compared with 93.9 percent in 2016 and 88.3 percent in 2015. The estimated commercial lines combined ratio for the industry was 103.5 percent in 2017, 99.6 percent in 2016 and 97.5 percent in 2015. The industry’s ratio excludes its mortgage and financial guaranty lines of business. The contribution of catastrophe losses to our commercial lines statutory combined ratio was 5.0 percentage points in 2017, 7.1 percentage points in 2016 and 3.1 percentage points in 2015, compared with industry estimates of 7.0, 2.9 and 2.1 percentage points, respectively.

Commercial Lines Insurance Premiums

(Dollars in millions)	Years ended December 31,			2017-2016	2016-2015
	2017	2016	2015	Change %	Change %
Agency renewal written premiums	$2,880	$2,832	$2,756	2	3
Agency new business written premiums	397	372	365	7	2
Other written premiums	(75)	(82)	(96)	9	15
Net written premiums	3,202	3,122	3,025	3	3
Unearned premium change	(37)	(33)	(29)	(12)	(14)
Earned premiums	$3,165	$3,089	$2,996	2	3

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

Our 2 percent increase in 2017 agency renewal written premiums included higher average pricing. We measure average changes in commercial lines renewal pricing as the rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies. In 2017, our standard commercial lines policies averaged an estimated pricing change at a percentage in the low-single-digit range, slightly higher than in 2016. Our average commercial lines pricing change includes the flat pricing effect of certain coverages within package policies written for a three-year term that were in force but did not expire during the period being

Cincinnati Financial Corporation - 2017 10-K - Page 65

measured. Therefore, the average commercial lines pricing change we report reflects a blend of policies that did not expire and other policies that did expire during the measurement period.

For only those commercial lines policies that did expire and were then renewed during 2017, we estimate that the average price increase was near the high end of the low-single-digit range, slightly higher in that range than full-year 2016. During 2017, we continued to further segment our commercial lines policies, emphasizing identification and retention of policies we believed had relatively stronger price adequacy. Conversely, we continued to seek more aggressive renewal terms and conditions on policies we believed had relatively weaker pricing, in turn retaining fewer of those policies.

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

Premiums resulting from audits of actual sales or payrolls that confirmed or adjusted initial premium estimates have had a mixed effect on premium trends in recent years. On an earned premium basis for our commercial lines insurance segment, audits contributed negative $7 million to the $77 million earned premiums increase in 2017, negative $5 million to the $93 million earned premiums increase in 2016 and $23 million to the $140 million earned premiums increase in 2015. On a net written premium basis, audits contributed negative $5 million to the $81 million net written premiums increase in 2017, negative $1 million to the $97 million net written premiums increase in 2016 and $20 million to the $103 million net written premiums increase in 2015. These net written premium amounts are included with agency renewal written premiums in the Commercial Lines Insurance Premiums table above.

In 2017, our commercial lines new business premiums written by our agencies increased $25 million, or 7 percent, compared with 2016. New business premium volume in recent years has been significantly influenced by new agency appointments. Agencies appointed since the beginning of 2016 produced commercial lines new business written premiums of $36 million, in aggregate, during 2017, up $28 million from what they produced during 2016. All other agencies contributed the remaining $361 million, down $3 million from the $364 million they produced in 2016.

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

Other written premiums primarily consist of premiums that are ceded to reinsurers and that lower our net written premiums. An increase in ceded premiums reduced net written premium growth by $1 million for 2017, compared with 2016.

Cincinnati Financial Corporation - 2017 10-K - Page 66

Commercial Lines Insurance Loss and Loss Expenses
Loss and loss expenses include both net paid losses and reserve changes for unpaid losses as well as the associated loss expenses. For our commercial casualty and commercial auto lines of business in 2017, we experienced higher volumes in paid losses and loss expenses than we expected for certain accident years. As a result, we increased our actuarial best estimate of ultimate loss and loss expense ratios for a number of accident years within those lines at year-end 2017, compared with year-end 2016. Net loss and loss expense reserves for commercial casualty at December 31, 2017, were $126 million, or 7 percent, higher than at year-end 2016. The IBNR portion of the reserve increase was $99 million. Net loss and loss expense reserves for commercial auto at December 31, 2017, were $83 million, or 15 percent, higher than at year-end 2016. The IBNR portion of the reserve increase was $55 million.

Most of the incurred losses and loss expenses shown in the commercial lines insurance segment three-year highlights table are for the respective current accident years, with reserve development on prior accident years shown separately. Since less than half of our commercial lines insurance segment current accident year incurred losses and loss expenses represents net paid amounts, the majority represents reserves for our estimate of ultimate losses and loss expenses. These reserves develop over time, and we re-estimate previously reported reserves as we learn more about the development of the related claims. The table below illustrates that development. For example, the 66.6 percent accident year 2016 loss and loss expense ratio reported as of December 31, 2016, developed favorably by 1.1 percentage points to 65.5 percent due to claims settling for less than previously estimated, or due to updates to reserve estimates for unpaid claims, as of December 31, 2016. Accident years 2016 and 2015 for the commercial lines insurance segment have both developed favorably, as indicated by the progression over time of the ratios in the table.

(Dollars in millions)
Accident year loss and loss expenses incurred and ratios to earned premiums:
Accident year:	2017	2016	2015	2017	2016	2015
as of December 31, 2017	$2,115	$2,023	$1,793	66.8%	65.5%	59.9%
as of December 31, 2016		2,057	1,797		66.6	60.0
as of December 31, 2015			1,862			62.1

Catastrophe losses, as discussed in Consolidated Property Casualty Insurance Results, explain some of the movement in the current accident year loss and loss expense ratio for accident year 2017, compared with 2016. Catastrophe losses added 5.7 percentage points in 2017, 7.3 points in 2016 and 3.5 points in 2015 to the respective commercial lines current accident year loss and loss expense ratios in the table above.

The 61.1 percent ratio for current accident year loss and loss expenses before catastrophe losses for 2017 increased 1.8 percentage points compared with the 59.3 percent accident year 2016 ratio measured as of December 31, 2016. Higher commercial casualty IBNR reserves in 2017, noted above, contributed to the increase. Large losses, described below, and the corresponding ratios for new losses above $1 million, contributed a 0.4 percentage-point increase to the 2017 ratio. Those unfavorable contributions offset the favorable effects from initiatives, such as those to improve pricing precision and loss experience related to claims and loss control practices.

Commercial lines reserve development on prior accident years of $73 million in 2017 continued to net to a favorable amount, but provided a smaller benefit than the $129 million recognized in 2016. The $56 million net decrease in 2017 included $31 million from our commercial casualty line of business. Most of our commercial lines net favorable reserve development on prior accident years recognized during 2017 occurred in our commercial property and workers’ compensation lines of business, with workers' compensation representing 74 percent. Favorable development recognized during 2016 was mostly from our commercial casualty, commercial property and workers’ compensation lines of business. Favorable development recognized during 2015 was mostly from our commercial casualty and workers’ compensation lines of business. Development by accident year and other trends for commercial lines loss and loss expenses and the related ratios are further discussed in Liquidity and Capital Resources, Property Casualty Insurance Development of Estimated Reserves by Accident Year.

Cincinnati Financial Corporation - 2017 10-K - Page 67

Commercial Lines Insurance Losses by Size

(Dollars in millions, net of reinsurance)	Years ended December 31,			2017-2016	2016-2015
	2017	2016	2015	Change %	Change %
Current accident year losses greater than $5,000,000	$39	$26	$29	50	(10)
Current accident year losses $1,000,000-$5,000,000	166	162	112	2	45
Large loss prior accident year reserve development	47	2	25	nm	(92)
Total large losses incurred	252	190	166	33	14
Losses incurred but not reported	61	125	51	(51)	145
Other losses excluding catastrophe losses	1,184	1,055	1,076	12	(2)
Catastrophe losses	150	214	88	(30)	143
Total losses incurred	$1,647	$1,584	$1,381	4	15

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year losses greater than $5,000,000	1.2%	0.8%	1.0%	0.4	(0.2)
Current accident year losses $1,000,000-$5,000,000	5.3	5.3	3.7	0.0	1.6
Large loss prior accident year reserve development	1.5	0.1	0.8	1.4	(0.7)
Total large loss ratio	8.0	6.2	5.5	1.8	0.7
Losses incurred but not reported	1.9	4.0	1.7	(2.1)	2.3
Other losses excluding catastrophe losses	37.4	34.2	35.9	3.2	(1.7)
Catastrophe losses	4.7	6.9	3.0	(2.2)	3.9
Total loss ratio	52.0%	51.3%	46.1%	0.7	5.2

In 2017, total large losses incurred increased by $62 million, or 33 percent, net of reinsurance. The corresponding ratio increased 1.8 percentage points. The 2017 increases on both a dollar and ratio basis were primarily due to higher amounts for our commercial casualty and commercial property lines of business. In 2016, total large losses incurred and the corresponding ratio were higher than in 2015, also largely due to higher amounts of large losses for our commercial casualty and commercial property lines of business. Our analysis indicated no unexpected concentration of these losses and reserve increases by geographic region, policy inception, agency or field marketing territory. We believe the inherent volatility of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the volatility in addition to general inflationary trends in loss costs.

Cincinnati Financial Corporation - 2017 10-K - Page 68

Commercial Lines Insurance Underwriting Expenses

(Dollars in millions)	Years ended December 31,			2017-2016	2016-2015
	2017	2016	2015	Change %	Change %
Commission expenses	$577	$565	$550	2	3
Other underwriting expenses	418	402	382	4	5
Policyholder dividends	14	15	15	(7)	0
Total underwriting expenses	$1,009	$982	$947	3	4
Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Commission expenses	18.2%	18.3%	18.4%	(0.1)	(0.1)
Other underwriting expenses	13.3	13.0	12.7	0.3	0.3
Policyholder dividends	0.4	0.5	0.5	(0.1)	0.0
Total underwriting expense ratio	31.9%	31.8%	31.6%	0.1	0.2

Commercial lines commission expenses as a percent of earned premiums decreased slightly in 2017, compared with 2016, reflecting a decrease in the ratio for agency commissions other than profit sharing. The ratio for 2016 decreased slightly compared with 2015, reflecting a decrease in the ratio for agency profit-sharing commissions. In 2017, other underwriting expenses as a percent of earned premiums increased compared with 2016, as strategic investments that include enhancement of underwriting expertise offset the favorable effects of higher earned premiums and ongoing expense management efforts. In 2016, the ratio rose similarly, compared with 2015.

Commercial Lines Insurance Outlook
Net written premiums for the commercial lines industry in 2018 may grow approximately 1 percent, according to A.M. Best projections, with the industry statutory combined ratio estimated at approximately 101 percent, excluding its mortgage and financial guaranty lines of business. Over the past several years, renewal and new business pricing has experienced significant competitive pressure, reinforcing the need for more pricing analytics and careful risk selection. While competition remains intense, industrywide commercial lines market pricing turned positive toward the end of 2011 and continued to firm for a period of time, according to several industry surveys. Average renewal pricing for our commercial lines insurance segment generally followed a similar trend. Commentary regarding the commercial lines market within the property casualty insurance industry indicates commercial lines pricing in 2018 may be generally similar to 2017. Despite challenging market conditions from strong competition, we believe we can manage our business and execute strategic initiatives to offset market pressures to some extent and profitably grow our commercial lines insurance segment.

We intend to keep marketing our products to a broad range of business classes with a package approach, while also continuing to improve our pricing precision and further segmenting among commercial lines policies. We intend to maintain our underwriting selectivity and carefully manage our rate levels as well as our programs that seek to accurately match exposures with appropriate premiums. We will continue to evaluate each risk individually and to make decisions about rates, the use of three-year commercial policies and other policy conditions on a case-by-case basis, even in lines and classes of business that are under competitive pressure. For our commercial auto line of business, we will continue to improve premium rate classification and the use of other rating variables in risk selection and pricing. We believe that our initiatives to improve pricing precision and lower loss costs will continue to benefit commercial lines profitability during 2017, and that recent-year premium growth initiatives will continue to grow commercial lines premiums at a rate exceeding the industry.

Cincinnati Financial Corporation - 2017 10-K - Page 69

Personal Lines Insurance Results

Overview – Three-Year Highlights

(Dollars in millions)	Years ended December 31,			2017-2016	2016-2015
	2017	2016	2015	Change %	Change %
Earned premiums	$1,241	$1,161	$1,097	7	6
Fee revenues	5	4	3	25	33
Total revenues	1,246	1,165	1,100	7	6
Loss and loss expenses from:
Current accident year before catastrophe losses	793	731	713	8	3
Current accident year catastrophe losses	139	113	71	23	59
Prior accident years before catastrophe losses	(10)	—	8	nm	(100)
Prior accident years catastrophe losses	(4)	(4)	(3)	0	(33)
Loss and loss expenses	918	840	789	9	6
Underwriting expenses	360	337	323	7	4
Underwriting loss	$(32)	$(12)	$(12)	(167)	0

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	64.0%	63.0%	64.9%	1.0	(1.9)
Current accident year catastrophe losses	11.2	9.7	6.5	1.5	3.2
Prior accident years before catastrophe losses	(0.9)	0.0	0.8	(0.9)	(0.8)
Prior accident years catastrophe losses	(0.3)	(0.3)	(0.3)	0.0	0.0
Loss and loss expenses	74.0	72.4	71.9	1.6	0.5
Underwriting expenses	29.0	29.0	29.4	0.0	(0.4)
Combined ratio	103.0%	101.4%	101.3%	1.6	0.1

Combined ratio:	103.0%	101.4%	101.3%	1.6	0.1
Contribution from catastrophe losses and prior years reserve development	10.0	9.4	7.0	0.6	2.4
Combined ratio before catastrophe losses and prior years reserve development	93.0%	92.0%	94.3%	1.0	(2.3)

Performance highlights for the personal lines insurance segment include:

•
Premiums – Earned premiums and net written premiums continued to grow in 2017, largely due to higher renewal written premiums that included price increases. Renewal written premiums rose $57 million, or 5 percent, in 2017, compared with 2016.

•
Combined ratio – The 2017 combined ratio rose 1.6 percentage points, compared with 2016, driven by a 1.5 percentage-point increase in the ratio for 2017 natural catastrophe losses. The total large loss ratio for losses of $1 million or more per claim, shown in the table below, increased by 3.1 percentage points, largely due to higher losses for homeowner claims and personal umbrella claims related to auto accidents.

Personal auto, representing 47 percent of 2017 earned premiums for our personal lines insurance segment, was the only major line of business in that segment with a 2017 total loss and loss expense ratio significantly higher than we desired. During 2017, our personal auto policies experienced estimated premium rate increases averaging near the low end of the high-single-digit range. We believe the rate increases and other actions to improve pricing precision and reduce loss costs will improve future profitability. A similar approach was used to improve the total loss and loss expense ratio for our homeowner line of business to a satisfactory result in recent years.
We have increased our pricing precision and implemented numerous rate increases in recent years to improve our personal lines insurance segment results. In addition, we have made greater use of higher minimum loss deductibles and enhanced our property inspection processes to verify condition and insurance to value. We have worked to improve our geographic diversification by expanding our personal lines operation to several states less prone to catastrophes.

Cincinnati Financial Corporation - 2017 10-K - Page 70

Our personal lines statutory combined ratio was 102.4 percent in 2017, up from 100.8 percent in 2016 and 100.0 percent in 2015. By comparison, the estimated industry personal lines combined ratio was 104.9 percent in 2017, 102.5 percent in 2016 and 99.6 percent in 2015. Our concentration of business in areas affected by catastrophe events contributed to recent-year results that differed from the overall industry, an issue we are addressing in part through gradual geographic expansion. The contribution of catastrophe losses to our personal lines statutory combined ratio was 10.9 percentage points in 2017, 9.4 percentage points in 2016 and 6.2 percentage points in 2015, compared with industry estimates of 8.5, 5.8 and 4.8 percentage points, respectively.

Personal Lines Insurance Premiums

(Dollars in millions)	Years ended December 31,			2017-2016	2016-2015
	2017	2016	2015	Change %	Change %
Agency renewal written premiums	$1,156	$1,099	$1,041	5	6
Agency new business written premiums	161	122	111	32	10
Other written premiums	(23)	(23)	(24)	0	4
Net written premiums	1,294	1,198	1,128	8	6
Unearned premium change	(53)	(37)	(31)	(43)	(19)
Earned premiums	$1,241	$1,161	$1,097	7	6

Personal lines insurance is a strategic component of our overall relationship with most of our agencies and is an important component of our agencies’ relationships with their clients. We believe agents recommend our personal insurance products to their clients who seek to balance quality and price and who are attracted by our superior claims service and the benefits of our package approach. We also believe our continuing efforts to improve pricing precision are helping us attract and retain more of our agencies’ preferred business, while also obtaining higher rates for more thinly priced business. Our progress toward broader geographic diversification is reflected in part through premium growth trends. Personal lines earned premiums in our five highest volume states increased in aggregate by 3 percent in 2017, while premiums for the remaining states, including our newer areas of operation, increased 11 percent in aggregate.

The 5 percent increase in agency renewal written premiums in 2017 largely reflected various rate changes. We estimate that premium rates for our personal auto line of business increased at average percentages near the low end of the high-single-digit range during 2017, with some individual policies experiencing lower or higher rate changes based on enhanced pricing precision enabled by predictive models, which consider variables of specific risks. For our homeowner line of business, we estimate that rate increases during 2017 averaged in the mid-single-digit range. Similar to our personal auto line of business, that average varied widely by state, and some individual policies experienced lower or higher rate changes based on pricing precision and current rate level indications that help determine appropriate premium rates.

Personal lines new business written premiums grew $39 million, or 32 percent, during 2017, compared with 2016. That growth was driven by policies from high net worth clients of our agencies. Personal lines new business written premiums from our high net worth policies totaled approximately $58 million for 2017, compared with approximately $28 million for 2016, an increase of $30 million. The remaining increase of approximately $9 million in new business written premiums came from the part of our personal lines segment we sometimes refer to as middle market business and includes the effect of various premium rate increases and additional marketing efforts directed toward our agencies. Marketing efforts included assisting agencies with processing qualified policies expiring from other insurance companies, sometimes referred to as “book rolls”. Similar to recent years, such processing has not materially contributed to 2017 increases or decreases in personal lines new business written premiums. Some of what we report as new business came from accounts that were not new to our agents. We believe our agents’ seasoned accounts tend to be priced more accurately than business that may be less familiar to them.

Other written premiums primarily consist of premiums that are ceded to reinsurers and that lower our net written premiums. Ceded premiums for 2017 essentially matched 2016.

Cincinnati Financial Corporation - 2017 10-K - Page 71

Personal Lines Insurance Loss and Loss Expenses
Loss and loss expenses include both net paid losses and reserve changes for unpaid losses as well as the associated loss expenses. Most of the incurred losses and loss expenses shown in the personal lines insurance segment three-year highlights table are for the respective current accident years, with reserve development on prior accident years shown separately. Since approximately two-thirds of our personal lines current accident year incurred losses and loss expenses represent net paid amounts, the remaining one-third represents reserves for our estimate of ultimate losses and loss expenses. These reserves develop over time, and we re-estimate previously reported reserves as we learn more about the development of the related claims. The table below illustrates that development. For example, the 72.7 percent accident year 2016 loss and loss expense ratio reported as of December 31, 2016, developed favorably by 0.7 percentage points to 72.0 percent due to claims settling for less than previously estimated, or due to updated reserve estimates for unpaid claims, as of December 31, 2017. Accident year 2015 for the personal lines insurance segment developed favorably during 2016 and then developed unfavorably by a relatively small amount during 2017, as indicated by the progression over time for the ratios in the table.

(Dollars in millions)
Accident year loss and loss expenses incurred and ratios to earned premiums:
Accident year:	2017	2016	2015	2017	2016	2015
as of December 31, 2017	$932	$835	$775	75.2%	72.0%	70.6%
as of December 31, 2016		844	773		72.7	70.4
as of December 31, 2015			784			71.4

Catastrophe losses, as discussed in Consolidated Property Casualty Insurance Results, explain much of the movement in the current accident year loss and loss expense ratio for accident year 2017, compared with accident year 2016. Catastrophe losses added 11.2 percentage points in 2017, 9.7 points in 2016 and 6.5 points in 2015 to the respective personal lines current accident year loss and loss expense ratios in the table above. Personal lines catastrophe losses for 2017 resulted in a ratio near our 10.7 percent 10-year annual average for personal lines that included 22.8 percent for 2011. Our personal lines catastrophe loss ratios for 2016 and 2015 reflect an average closer to our 9.5 percent average over the same 10-year period, excluding the unusually high ratio for 2011. Personal lines catastrophe losses are inherently volatile, as discussed above and in Consolidated Property Casualty Insurance Results.

The 64.0 percent ratio for current accident year loss and loss expenses before catastrophe losses for 2017 rose 1.0 percentage points compared with the 63.0 percent accident year 2016 ratio measured as of December 31, 2016. The increase included a 2.2 percentage-point increase in the ratio for current accident year losses of $1 million or more per claim, shown in the table below, that were primarily for homeowner claims and personal umbrella claims related to auto accidents.

Personal lines loss and loss expense reserve development on prior accident years recognized in 2017 was favorable by $14 million, in aggregate, compared with $4 million in 2016. The 2017 net favorable reserve development included $11 million for our homeowner line of business, primarily for accident year 2016. In 2016, our personal auto line of business prior accident year net reserve development was unfavorable by $18 million, partially offsetting favorable development in our homeowner and other personal lines of business. Development by accident year and other trends for personal lines loss and loss expenses and the related ratios are further discussed in Liquidity and Capital Resources, Property Casualty Insurance Development of Estimated Reserves by Accident Year.

Cincinnati Financial Corporation - 2017 10-K - Page 72

Personal Lines Insurance Losses by Size

(Dollars in millions, net of reinsurance)	Years ended December 31,			2017-2016	2016-2015
	2017	2016	2015	Change %	Change %
Current accident year losses greater than $5,000,000	$6	$—	$—	nm	nm
Current accident year losses $1,000,000-$5,000,000	43	19	45	126	(58)
Large loss prior accident year reserve development	3	(7)	—	nm	nm
Total large losses incurred	52	12	45	333	(73)
Losses incurred but not reported	(9)	35	18	nm	94
Other losses excluding catastrophe losses	629	592	566	6	5
Catastrophe losses	132	107	66	23	62
Total losses incurred	$804	$746	$695	8	7

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year losses greater than $5,000,000	0.5%	0.0%	0.0%	0.5	0.0
Current accident year losses $1,000,000-$5,000,000	3.4	1.7	4.1	1.7	(2.4)
Large loss prior accident year reserve development	0.3	(0.6)	0.0	0.9	(0.6)
Total large loss ratio	4.2	1.1	4.1	3.1	(3.0)
Losses incurred but not reported	(0.7)	3.0	1.6	(3.7)	1.4
Other losses excluding catastrophe losses	50.7	51.0	51.6	(0.3)	(0.6)
Catastrophe losses	10.6	9.2	6.0	1.4	3.2
Total loss ratio	64.8%	64.3%	63.3%	0.5	1.0

In 2017, personal lines total large losses incurred increased by $40 million, compared with 2016, net of reinsurance. The ratio for 2017 large losses as a percent of earned premiums increased 3.1 percentage points. The 2017 increases on both a dollar and ratio basis were largely due to higher amounts for homeowner claims and personal umbrella claims related to auto accidents. In 2016, total large losses decreased, compared with 2015, primarily due to lower amounts of homeowner claims and personal umbrella claims related to auto accidents. Our analysis indicated no unexpected concentration of these losses and reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. We believe the inherent volatility of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the volatility in addition to general inflationary trends in loss costs.

Cincinnati Financial Corporation - 2017 10-K - Page 73

Personal Lines Insurance Underwriting Expenses

(Dollars in millions)	Years ended December 31,			2017-2016	2016-2015
	2017	2016	2015	Change %	Change %
Commission expenses	$223	$209	$206	7	1
Other underwriting expenses	137	128	117	7	9
Total underwriting expenses	$360	$337	$323	7	4
Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Commission expenses	18.0%	18.0%	18.8%	0.0	(0.8)
Other underwriting expenses	11.0	11.0	10.6	0.0	0.4
Total underwriting expense ratio	29.0%	29.0%	29.4%	0.0	(0.4)

Personal lines commission expense as a percent of earned premiums in 2017 matched 2016, as earned premiums rose at a pace similar to the rate of increase in commission expenses. Likewise, other underwriting expenses as a percent of earned premiums in 2017 matched 2016.

Personal Lines Insurance Outlook
A.M. Best projections for 2018 indicate personal lines written premiums for the U.S. property casualty industry may grow approximately 5 percent, with an industry statutory combined ratio estimated at approximately 100 percent. We believe our growth rate will likely be higher than the industry projection for 2018, driven by our rate increases, stable policy retention rate, new state entry, accelerated pace of new agency appointments in recent years and increased focus on the high net worth personal lines market. Our high net worth initiative, along with various other actions to improve performance in our personal lines insurance segment, is discussed in greater detail in Item 1, Our Business and Our Strategy, Strategic Initiatives and Personal Lines Insurance Results. Our personal lines pricing trends need to exceed loss trends to improve personal lines profitability, thereby helping to achieve our corporate financial targets. We discuss our overall outlook for our property casualty insurance operations in the Executive Summary.

Cincinnati Financial Corporation - 2017 10-K - Page 74

Excess and Surplus Lines Insurance Results

Overview – Three-Year Highlights

(Dollars in millions)	Years ended December 31,			2017-2016	2016-2015
	2017	2016	2015	Change %	Change %
Earned premiums	$209	$183	$168	14	9
Fee revenues	1	1	1	0	0
Total revenues	210	184	169	14	9
Loss and loss expenses from:
Current accident year before catastrophe losses	113	99	104	14	(5)
Current accident year catastrophe losses	2	3	1	(33)	200
Prior accident years before catastrophe losses	(29)	(34)	(34)	15	0
Prior accident years catastrophe losses	—	—	(1)	0	nm
Loss and loss expenses	86	68	70	26	(3)
Underwriting expenses	63	54	48	17	13
Underwriting profit	$61	$62	$51	(2)	22

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	54.0%	54.4%	62.1%	(0.4)	(7.7)
Current accident year catastrophe losses	1.1	1.6	0.5	(0.5)	1.1
Prior accident years before catastrophe losses	(13.6)	(18.3)	(20.6)	4.7	2.3
Prior accident years catastrophe losses	(0.1)	(0.1)	(0.1)	0.0	0.0
Loss and loss expenses	41.4	37.6	41.9	3.8	(4.3)
Underwriting expenses	29.7	29.4	28.1	0.3	1.3
Combined ratio	71.1%	67.0%	70.0%	4.1	(3.0)

Combined ratio:	71.1%	67.0%	70.0%	4.1	(3.0)
Contribution from catastrophe losses and prior years reserve development	(12.6)	(16.8)	(20.2)	4.2	3.4
Combined ratio before catastrophe losses and prior years reserve development	83.7%	83.8%	90.2%	(0.1)	(6.4)

Our excess and surplus lines insurance segment includes results of The Cincinnati Specialty Underwriters Insurance Company and CSU Producer Resources Inc. Performance highlights for this segment include:

•
Premiums – Earned premiums and net written premiums continued to grow during 2017. Growth was driven by higher renewal written premiums that included average renewal estimated price increases in the low-single-digit range. New business written premiums grew 19 percent in 2017, reflecting an increase in our marketing efforts as we continued to carefully underwrite each policy in a highly competitive market.

•	Combined ratio – The combined ratio rose 4.1 percentage points in 2017, primarily due to less favorable reserve development on prior accident years.

Cincinnati Financial Corporation - 2017 10-K - Page 75

Excess and Surplus Lines Insurance Premiums

(Dollars in millions)	Years ended December 31,			2017-2016	2016-2015
	2017	2016	2015	Change %	Change %
Agency renewal written premiums	$162	$141	$128	15	10
Agency new business written premiums	68	57	56	19	2
Other written premiums	(11)	(9)	(9)	(22)	0
Net written premiums	219	189	175	16	9
Unearned premium change	(10)	(6)	(7)	(67)	14
Earned premiums	$209	$183	$168	14	9

The $21 million increase in 2017 renewal premiums reflected the opportunity to renew many policies for the first time as well as higher renewal pricing. Average renewal estimated price increases were in the low-single-digit range during 2017. We measure average changes in excess and surplus lines renewal pricing as the rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies.

New business written premiums rose $11 million, largely due to an increase in our marketing efforts. Other written premiums in 2017 were similar to amounts in 2016. Other written premiums are primarily premiums that are ceded to reinsurers and that lower our net written premiums.

Excess and Surplus Lines Loss and Loss Expenses
Loss and loss expenses include both net paid losses and reserve changes for unpaid losses, as well as the associated loss expenses. The majority of the total incurred losses and loss expenses shown above in the three-year highlights table are for the respective current accident years, with reserve development on prior accident years shown separately. Since less than 20 percent of our 2017 excess and surplus lines current accident year incurred losses and loss expenses represents net paid amounts, a large majority represents reserves for our estimate of unpaid losses and loss expenses. These reserves develop over time, and we update our estimates of previously reported reserves as we learn more about the development of the related claims. The table below illustrates that development. For example, the 56.0 percent accident year 2016 loss and loss expense ratio reported as of December 31, 2016, developed favorably by 2.8 percentage points to 53.2 percent due to claims settling for less than previously estimated, or due to updated reserve estimates for unpaid claims, as of December 31, 2017. Accident years 2016 and 2015 for this segment have both developed favorably, as indicated by the progression over time of the ratios in the table.

(Dollars in millions)
Accident year loss and loss expenses incurred and ratios to earned premiums:
Accident year:	2017	2016	2015	2017	2016	2015
as of December 31, 2017	$115	$98	$82	55.1%	53.2%	49.0%
as of December 31, 2016		102	91		56.0	53.9
as of December 31, 2015			105			62.6

Catastrophe losses, as discussed in Consolidated Property Casualty Insurance Results, explain some of the movement in the current accident year loss and loss expense ratio for accident year 2017, compared with 2016. Catastrophe losses added 1.1 percentage points in 2017, 1.6 percentage points in 2016 and 0.5 percentage points in 2015, to the respective excess and surplus lines current accident year loss and loss expense ratios in the table above.

The 54.0 percent ratio for current accident year loss and loss expenses before catastrophe losses for 2017 decreased 0.4 percentage points compared with the 54.4 percent accident year 2016 ratio measured as of December 31, 2016. The improvement included a 0.2 percentage-point decrease in the ratio for current accident year losses of $1 million or more per claim, shown in the table below.

Cincinnati Financial Corporation - 2017 10-K - Page 76

Excess and surplus lines reserve development on prior accident years continued to net to a favorable amount in 2017 as $29 million was recognized, compared with $34 million in 2016. Approximately two-thirds of the 2017 favorable development was for accident years 2015 and 2014, in aggregate, and was primarily due to lower-than-anticipated loss emergence on known claims.

We believe the loss and loss expense reserves for our excess and surplus lines business are adequate. The amount of outstanding reserves for our excess and surplus lines operation can be seen in a table in Liquidity and Capital Resources, Property Casualty Loss and Loss Expense Obligations and Reserves. One indication of how long it takes for most of the outstanding reserves to be settled is to measure outstanding reserves by accident year at different points in time, using Item 8, Note 4 of the Consolidated Financial Statements. For example, for accident years 2012 and 2011, in aggregate, after subtracting cumulative paid amounts from incurred amounts at December 31, 2012, reserves for estimated unpaid losses, plus the portion of loss expenses known as ALAE, equaled $91 million. For those same accident years, at December 31, 2017, the reserve estimate for the remaining unpaid amount can be calculated as $6 million. The inherent uncertainty in estimating reserves is discussed in Liquidity and Capital Resources, Property Casualty Insurance Loss and Loss Expense Obligations and Reserves. Development trends by accident year are further discussed in Property Casualty Insurance Development of Estimated Reserves by Accident Year.

Excess and Surplus Lines Insurance Losses by Size

(Dollars in millions, net of reinsurance)	Years ended December 31,			2017-2016	2016-2015
	2017	2016	2015	Change %	Change %
Current accident year losses greater than $5,000,000	$—	$—	$—	nm	nm
Current accident year losses $1,000,000-$5,000,000	3	3	4	0	(25)
Large loss prior accident year reserve development	1	—	3	nm	nm
Total large losses incurred	4	3	7	33	(57)
Losses incurred but not reported	2	5	2	(60)	150
Other losses excluding catastrophe losses	44	31	35	42	(11)
Catastrophe losses	2	3	1	(33)	200
Total losses incurred	$52	$42	$45	24	(7)

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year losses greater than $5,000,000	0.0%	0.0%	0.0%	0.0	0.0
Current accident year losses $1,000,000-$5,000,000	1.5	1.7	2.4	(0.2)	(0.7)
Large loss prior accident year reserve development	0.4	(0.3)	1.7	0.7	(2.0)
Total large loss ratio	1.9	1.4	4.1	0.5	(2.7)
Losses incurred but not reported	0.8	2.9	1.0	(2.1)	1.9
Other losses excluding catastrophe losses	21.6	16.8	21.2	4.8	(4.4)
Catastrophe losses	0.8	1.5	0.4	(0.7)	1.1
Total loss ratio	25.1%	22.6%	26.7%	2.5	(4.1)

In 2017, total large losses incurred increased by $1 million or 33 percent, net of reinsurance. The ratio for 2017 large losses as a percent of earned premiums increased 0.5 percentage points. That ratio for 2016 trended in the opposite direction, due to 2016 total large losses decreasing from 2015. Our analysis indicated no unexpected concentration of these losses and reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. We believe the inherent volatility of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the volatility in addition to general inflationary trends in loss costs.

Cincinnati Financial Corporation - 2017 10-K - Page 77

Excess and Surplus Lines Insurance Underwriting Expenses

(Dollars in millions)	Years ended December 31,			2017-2016	2016-2015
	2017	2016	2015	Change %	Change %
Commission expenses	$41	$36	$33	14	9
Other underwriting expenses	22	18	15	22	20
Total underwriting expenses	$63	$54	$48	17	13
Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Commission expenses	19.2%	19.4%	19.2%	(0.2)	0.2
Other underwriting expenses	10.5	10.0	8.9	0.5	1.1
Total underwriting expenses ratio	29.7%	29.4%	28.1%	0.3	1.3

Excess and surplus lines commission expense as a percent of earned premiums for 2017 decreased slightly from 2016 and matched 2015. Other underwriting expenses increased in 2017, compared with 2016, largely due to strategic investments such as enhancements to systems used in billing excess and surplus lines insurance policies. In 2016, the ratio also rose, in part due to upgrades to systems used in underwriting excess and surplus lines insurance policies. Those ratio-increase effects offset the favorable ratio-decrease effects of higher earned premiums and ongoing expense management efforts.

Excess and Surplus Lines Outlook
The excess and surplus lines market is expected to see the magnitude of rate increases continue to decline on several classes of business due to increased capacity in the market. Competition is expected to remain strong, especially on large accounts, due primarily to standard market insurance companies insuring businesses that previously were written by excess and surplus lines insurers. Firming is expected to continue for specific classes of business where loss costs are exceeding rates, such as habitational for property coverages and general liability for liquor liability coverages and hired and non-owned auto liability.

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

Cincinnati Financial Corporation - 2017 10-K - Page 78

Life Insurance Results

Overview – Three-Year Highlights

(Dollars in millions)	Years ended December 31,			2017-2016	2016-2015
	2017	2016	2015	Change %	Change %
Earned premiums	$232	$228	$209	2	9
Fee revenues	5	5	5	0	0
Total revenues	237	233	214	2	9
Contract holders' benefits incurred	252	246	236	2	4
Investment interest credited to contract holders'	(93)	(90)	(86)	(3)	(5)
Underwriting expenses incurred	79	76	66	4	15
Total benefits and expenses	238	232	216	3	7
Life insurance segment (loss) profit	$(1)	$1	$(2)	nm	nm

Performance highlights for the life insurance segment include:

•
Revenues – Earned premiums rose 2 percent for the year 2017, as shown in the table below that includes details by major line of business. Our largest life insurance product line, term life insurance, rose 6 percent. Net in-force policy face amounts rose 8 percent to $61.177 billion at year-end 2017 from $56.808 billion at year-end 2016 and $52.735 billion at year-end 2015.

•
Profitability – The life insurance segment frequently reports only a small profit or loss because most of its investment income is included in the investments segment results. We include only investment income credited to contract holders (interest assumed in life insurance policy reserve calculations) in life insurance segment results. The segment reported a $1 million loss in 2017, following a profit of $1 million in 2016 and a loss of $2 million in 2015. It has averaged a profit of less than $1 million over the past five years.

Earned premiums rose $4 million in 2017, primarily due to growth in our term life insurance business, as shown in the table below. Growth in 2016 was also primarily due to term life insurance.

(Dollars in millions)	Years ended December 31,			2017-2016	2016-2015
	2017	2016	2015	Change %	Change %
Term life insurance	$158	$149	$136	6	10
Universal life insurance	38	37	39	3	(5)
Other life insurance, annuity and disability income products	36	42	34	(14)	24
Net earned premiums	$232	$228	$209	2	9

We market term, whole and universal life products, fixed annuities and disability income products. In addition, we offer term, whole life and disability insurance to employees at their worksite. These products provide our property casualty agency force with excellent cross-serving opportunities for both commercial and personal accounts.

Over the past several years, we have worked to maintain a portfolio of simple, yet competitive, products primarily under the LifeHorizons banner. Our product development efforts emphasize death benefit protection and guarantees. Distribution expansion within our property casualty insurance agencies remains a high priority. Our 34 life field marketing representatives work in partnership with our 140 property casualty field marketing representatives. Approximately 62 percent of our term and other life insurance product premiums were generated through our property casualty insurance agency relationships.

Life insurance segment expenses consist principally of:

•
Contract holders’ benefits incurred, related to traditional life and interest-sensitive products, accounted for 76.1 percent of 2017 total benefits and expenses compared with 76.4 percent in 2016 and 78.1 percent in 2015. Total contract holders’ benefits increased as net death claims were higher in 2017, compared with 2016.

Cincinnati Financial Corporation - 2017 10-K - Page 79

Net death claims increased from 2016, and were below our mortality projections while remaining within our range of pricing expectations.

•
Underwriting expenses incurred, net of deferred acquisition costs, accounted for 23.9 percent of 2017 total benefits and expenses compared with 23.6 percent in 2016 and 21.9 percent in 2015. Expenses in 2017 increased 4 percent, 2 percentage points more than the 2 percent growth in earned premiums, primarily due to increased operating expenses related to premium growth. In 2016, the percentage increase for expenses was 6 percentage points more than growth in earned premiums.

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

We recognize that assets under management, capital appreciation and investment income are integral to evaluation of the success of the life insurance segment because of the long duration of life products. On a basis that includes investment income and realized gains or losses from life insurance-related invested assets, our life insurance subsidiary reported net income of $155 million in 2017, compared with net income of $48 million in 2016 and $41 million in 2015. Net income in 2017 included a nonrecurring item, a $111 million benefit from net deferred income tax liability revaluation due to U.S. tax reform. The life insurance subsidiary portfolio had after-tax net realized investment gains of $4 million in 2017, compared with $5 million in 2016 and less than $1 million in 2015. Realized investment gains and losses are discussed under Investments Results. We exclude most of our life insurance company investment income from investments segment results.

Life Insurance Outlook
We believe the life insurance market is undergoing significant change. Distribution is evolving along with the customer experience at point of sale. Technology and data are being used to segment markets, offer products and underwrite business. We believe we are taking the appropriate steps to stay on the leading edge of all of these developments where it makes sense to do so.

Our new term product provides for instant confirmation of coverage. It allows our property casualty agents to offer life insurance in a selling process that makes them more comfortable. We also have made progress at enhancing how regularly underwritten business is submitted. In addition to more streamlined electronic applications, we are building a new business platform that will allow for more automated decision making. We expect this new system to lead to significant improvements in our turnaround time and lower our per unit underwriting expense.

We were pleased with the impact that principle-based reserves had on our statutory operating results. We expect pressure on our statutory surplus to ease going into 2018 and beyond as more business is written under the new rules. We believe this will allow us more options with respect to capital management.

We view the new tax environment as very favorable. We look forward to competing in 2018, and beyond, on a more level playing field from a tax perspective, in what is still a very competitive term market.

We believe that the interest rate and regulatory environments are the biggest sources of risk for our segment of the life industry. Recent upticks in the yield curve are welcome but spreads remain very tight. If yields on fixed income assets fall or fail to improve, then pressure will continue to build on life companies to look for alternative assets or accept lower earnings due to anemic investment income growth.

Cincinnati Financial Corporation - 2017 10-K - Page 80

Investments Results

Overview – Three-Year Highlights

Investments Results

(Dollars in millions)	Years ended December 31,			2017-2016	2016-2015
	2017	2016	2015	Change %	Change %
Total investment income, net of expenses	$609	$595	$572	2	4
Investment interest credited to contract holders'	(93)	(90)	(86)	(3)	(5)
Realized investment gains, net	148	124	70	19	77
Investments profit, pretax	$664	$629	$556	6	13

The investments segment contributes investment income and realized gains and losses to results of operations. Investments provide our primary source of pretax and after-tax profits.

•
Investment income – Pretax investment income grew $14 million, or 2 percent, in 2017, including increases from both interest and dividends. Dividend income reflected rising dividend rates that offset a small amount of net sales of equity securities. Interest income also rose, as net purchases of fixed-maturity securities offset the continuing effects on bond yields of the low interest rate environment. Pretax investment income rose 4 percent in 2016, reflecting increases in both dividend income and interest income. Average yields in the investment income table below are based on the average invested asset and cash amounts indicated in the table using fixed-maturity securities valued at amortized cost and all other securities at fair value.

•
Realized investment gains and losses – We reported realized investment gains in all three years, largely due to investment sales that were discretionary in timing and amount. Those gains were reduced by OTTI charges.

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

Cincinnati Financial Corporation - 2017 10-K - Page 81

Total investment return of 10.5 percent in 2017 was significantly more than in 2016. The 2017 contribution from all three components of total investment return was higher than in 2016. Investment income rose $14 million, realized investment gains rose $24 million and the invested assets net change in unrealized gains and losses rose $388 million. The base component of the return calculation, annual average invested assets, was up 8 percent in 2017. For 2016 compared with 2015, total investment return rose 8.4 percentage points, reflecting an increase in the contribution of investment income, realized investment gains and the net change in unrealized gains and losses. The base component of the return calculation, annual average invested assets, decreased less than 1 percent in 2016.

(Dollars in millions)	Years ended December 31,			2017-2016	2016-2015
	2017	2016	2015	Change %	Change %
Invested assets beginning balance:
Fixed maturities	$10,085	$9,650	$9,460	5	2
Equity securities	5,334	4,706	4,858	13	(3)
Other invested assets	81	67	68	21	(1)
Invested assets beginning balance	15,500	14,423	14,386	7	—
Average acquisitions (dispositions), net	341	291	350	17	(17)
Annual average invested assets	$15,841	$14,714	$14,736	8	—

Total investment return:
Total investment income, net of expenses	$609	$595	$572	2	4
Total realized investment gains	148	124	70	19	77
Total invested assets change in unrealized gains and losses	913	525	(625)	74	(184)
Total	$1,670	$1,244	$17	34	nm

Total return on invested assets before tax	10.5%	8.5%	0.1%

Investment Income
The primary drivers of investment income are highlighted below, followed by investments results additional details.

•
Interest income rose $5 million, or 1 percent, in 2017. The average fixed-maturity pretax yield declined by approximately 18 basis points but was offset by a larger average fixed-maturity portfolio that rose 5 percent on an amortized cost basis. Interest income increased 3 percent in 2016 when that yield declined by approximately 10 basis points while the portfolio rose 5 percent on an amortized cost basis.

•
Dividend income rose $9 million, or 6 percent, in 2017, after rising 7 percent in 2016. Increases in dividend payment rates for most of the holdings in our common stock portfolio during both 2017 and 2016 drove the increases in dividend income. A small net decrease in funds invested in that portfolio, during both 2017 and 2016, also affected dividend income.

Cincinnati Financial Corporation - 2017 10-K - Page 82

(Dollars in millions)	Years ended December 31,			2017-2016	2016-2015
	2017	2016	2015	Change %	Change %
Investment income:
Interest	$445	$440	$428	1	3
Dividends	170	161	150	6	7
Other	4	3	3	33	0
Less investment expenses	10	9	9	11	0
Investment income, pretax	609	595	572	2	4
Less income taxes	142	141	135	1	4
Total investment income, after-tax	$467	$454	$437	3	4

Investment returns:
Average invested assets plus cash and cash equivalents	$16,657	$15,316	$14,515
Average yield pretax	3.66%	3.88%	3.94%
Average yield after-tax	2.80	2.96	3.01
Effective tax rate	23.4	23.8	23.6

Fixed-maturity returns:
Average amortized cost	$10,057	$9,562	$9,098
Average yield pretax	4.42%	4.60%	4.70%
Average yield after-tax	3.24	3.35	3.43
Effective tax rate	26.7	27.3	27.1

In 2017, we continued to invest available cash flow in both fixed income and equity securities in a manner that we believe balances current income needs with longer-term invested asset growth goals. While our bond portfolio more than covers our insurance reserve liabilities, we believe our diversified common stock portfolio of mainly blue chip, dividend-paying companies represents one of our best investment opportunities for the long term. We position our portfolio with consideration to both the challenges presented by the current low interest rate environment and the risks presented by potential future inflation. As bonds in our generally laddered portfolio mature or are called over the near term, we will be challenged to replace their current yield. The table below summarizes pretax yield to amortized costs excluding any book value adjustments due to impairment for bonds in our fixed-maturity portfolio by various maturity periods.

At December 31, 2017	% Yield	Principal redemptions
Fixed-maturity yield profile:
Expected to mature during 2018	5.56%	$834
Expected to mature during 2019	6.09	702
Expected to mature during 2020	4.75	680
Average yield and total expected redemptions from 2018 through 2020	5.48	$2,216

Cincinnati Financial Corporation - 2017 10-K - Page 83

The average pretax yield of 3.61 percent for fixed-maturity securities acquired during 2017, shown in the table below, was lower than the 4.40 percent average yield-to-amortized cost of the fixed-maturity securities portfolio at the end of 2017.

	Years ended December 31,
	2017	2016
Average pretax yield-to-amortized cost on new fixed-maturities:
Acquired taxable fixed-maturities	3.88%	4.11%
Acquired tax-exempt fixed-maturities	3.29	3.04
Average total fixed-maturities acquired	3.61	3.75

We discussed our portfolio strategies in Item 1, Investments Segment. We discuss risks related to our investment income and our fixed-maturity and equity investment portfolios in Item 7a, Quantitative and Qualitative Disclosures About Market Risk.

Net Realized Investment Gains and Losses and Change in Unrealized Investment Gains and Losses
Net realized investment gains and losses are made up of gains or losses from the disposal of securities, changes in the valuation of embedded derivatives within certain convertible securities and OTTI charges from impaired securities. The factors we consider when evaluating impairments are discussed in Critical Accounting Estimates, Asset Impairment.

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

As appropriate, we buy, hold or sell both fixed-maturity and equity securities on an ongoing basis to help achieve our portfolio objectives. We generally purchase fixed-maturity securities with the intention to hold until maturity. If they no longer meet our investment criteria, they are divested. Sales of fixed-maturity securities are usually due to a change in credit fundamentals. Pretax realized investment gains in the past three years largely were due to the sale of equity holdings. Additional information about realized and unrealized investment gains or losses is included in Item 8, Note 2 of the Consolidated Financial Statements.

(Dollars in millions)	Years ended December 31,
	2017	2016	2015
Realized investment gains and losses:
Fixed maturities:
Realized gains, net	$25	$25	$18
Other-than-temporary impairments	(6)	(2)	(18)
Equity securities:
Realized gains, net	123	99	103
Other-than-temporary impairments	(3)	—	(34)
Other	9	2	1
Total	$148	$124	$70

Change in unrealized investment gains and losses:
Fixed maturities	$99	$(40)	$(263)
Equity securities	816	571	(362)
Total	$915	$531	$(625)

Cincinnati Financial Corporation - 2017 10-K - Page 84

OTTI charges from the investment portfolio by the asset classes we described in Item 1, Our Segments, Investments Segment, are summarized below:

(Dollars in millions)	Years ended December 31,
	2017	2016	2015
Taxable fixed maturities:
Impairment amount	$6	$2	$18
New amortized cost	$—	$1	$9
Percent to total amortized cost owned	—%	—%	—%
Number of securities other-than-temporarily impaired	1	2	2
Percent to number of securities owned	—%	—%	—%

Tax-exempt fixed maturities:
Impairment amount	$—	$—	$—
New amortized cost	$—	$1	$—
Percent to total amortized cost owned	—%	—%	—%
Number of securities other-than-temporarily impaired	—	2	1
Percent to number of securities owned	—%	—%	—%

Common equities:
Impairment amount	$3	$—	$33
New cost	$19	$—	$43
Percent to total cost owned	1%	—%	2%
Number of securities other-than-temporarily impaired	5	—	14
Percent to number of securities owned	7%	—%	21%

Nonredeemable preferred equities:
Impairment amount	$—	$—	$1
New cost	$—	$—	$19
Percent to total cost owned	—%	—%	10%
Number of securities other-than-temporarily impaired	—	—	3
Percent to number of securities owned	—%	—%	8%

Totals:
Impairment amount	$9	$2	$52
New cost or amortized cost	$19	$2	$71
Percent to total cost or amortized cost owned	—%	—%	1%
Number of securities other-than-temporarily impaired	6	4	20
Percent to number of securities owned	—%	—%	1%

Cincinnati Financial Corporation - 2017 10-K - Page 85

OTTI charges from the investment portfolio by industry are summarized as follows:

(Dollars in millions)	Years ended December 31,
	2017	2016	2015
Fixed maturities:
Basic industry	$—	$—	$18
Banks	6	—	—
Utilities	—	2	—
Total fixed maturities	6	2	18

Common equities:
Energy	3	—	33
Total common equities	3	—	33

Nonredeemable preferred equities:
Financials	—	—	1
Total nonredeemable preferred equities	—	—	1

Total	$9	$2	$52

Investments Outlook
Interest rates were flat to down slightly in 2017 while corporate credit spreads continued their tightening trend. With available yields below long-term market norms it has been a challenge to invest new money at levels to match the embedded yield in the fixed income portfolio as well as that of securities we have lost to calls and maturities.

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

Cincinnati Financial Corporation - 2017 10-K - Page 86

Other
Total revenues in 2017 for our Other operations increased, compared with 2016, primarily due to earned premiums of Cincinnati Re, our reinsurance assumed operation. Other also includes noninvestment operations of the parent company and its commercial leasing and financial services subsidiary, CFC Investment Company. Total expenses for Other also increased in 2017, primarily due to losses and loss expenses and underwriting expenses from Cincinnati Re.

Other loss in the table below represents losses before income taxes. For each year shown, Other loss was largely driven by interest expense from debt of the parent company. Net results of Cincinnati Re were an underwriting loss of approximately $20 million in 2017, reflecting an increase in losses for natural catastrophes, following an underwriting profit of approximately $8 million in 2016 and approximately $1 million in 2015.

(Dollars in millions)	Years ended December 31,			2017-2016	2016-2015
	2017	2016	2015	Change %	Change %
Interest and fees on loans and leases	$4	$4	$5	0	(20)
Earned premiums	107	49	10	118	390
Other revenues	1	1	2	0	(50)
Total revenues	112	54	17	107	218
Interest expense	53	53	53	0	0
Loss and loss expenses	92	25	5	268	400
Underwriting expenses	35	16	3	119	433
Operating expenses	13	12	13	8	(8)
Total expenses	193	106	74	82	43
Other loss	$(81)	$(52)	$(57)	(56)	9

Cincinnati Financial Corporation - 2017 10-K - Page 87

Taxes
We had a $315 million income tax benefit in 2017 compared with $221 million of income tax expense in 2016 and $247 million in 2015. Our corporate effective tax rate for 2017 was negative 43.2 percent compared with 27.2 percent in 2016 and 28.0 percent in 2015.

The change in our effective tax rate was primarily due to the revaluation of our net deferred tax liability, due to the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017. Changes in pretax income from underwriting results, realized investment gains and losses and the current year tax benefit under ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, with immaterial changes in the amount of permanent book-tax differences, also had an impact on our effective tax rate.

Historically, we have pursued a strategy of investing some portion of cash flow in tax-advantaged, fixed-maturity and equity securities to minimize our overall tax liability and maximize after-tax earnings. See Item 1, Our Segments, Tax-Exempt Fixed Maturities, for further discussion on municipal bond purchases in our fixed-maturity investment portfolio. For our property casualty insurance subsidiaries, approximately 85 percent of interest from tax-advantaged fixed-maturity investments and approximately 60 percent of dividends from qualified equities are exempt from federal tax after applying proration from the 1986 Tax Reform Act. Our noninsurance companies own an immaterial amount of tax-advantaged, fixed-maturity investments. For our noninsurance companies, the dividend received deduction exempts 70 percent of dividends from qualified equities. Our life insurance company does not own tax-advantaged, fixed maturity investments or equities subject to the dividend received deduction.

The Tax Act lowers the U.S. corporate income tax rate from a top marginal rate of 35 percent to a flat rate of 21 percent and changes the amount of dividends received deduction and proration effective January 1, 2018. Under the Tax Act, for our property casualty insurance subsidiaries, approximately 75 percent of interest from tax-advantaged, fixed-maturity investments and approximately 40 percent of dividends from qualified equities are exempt from federal tax after applying proration. For our noninsurance companies, the dividend received deduction exempts 50 percent of dividends from qualified equities. Assuming similar pretax income and portfolio mix for 2018 compared to 2017, we estimate our overall corporate effective tax rate will be approximately 16 percent and our investment income effective tax rate is also estimated to be approximately 16 percent. For all noninvestment income, we estimate our effective tax rate will be 21 percent.

Our effective tax rate reconciliation is found in Item 8, Note 11 of the Consolidated Financial Statements.

Cincinnati Financial Corporation - 2017 10-K - Page 88

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

Parent Company Liquidity
At December 31, 2017, the parent company had $2.511 billion in cash and marketable securities, providing strong liquidity to fund cash outflows, as needed. The payment of dividends to shareholders is largely based upon receiving subsidiary dividends. Alternatively, we could sell investments or use our line of credit to support the dividend payment.

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

(Dollars in millions)	Years ended December 31,
	2017	2016	2015
Sources of liquidity:
Insurance subsidiary dividends received	$465	$475	$447
Investment income received	62	56	53
Proceeds from stock options exercised	13	21	24
Uses of liquidity:
Shareholders' dividend payments	$400	$306	$366
Debt interest payments	52	52	52
Share repurchases	92	39	53
Pension contribution	12	13	5

Dividends received from the subsidiary in 2017 were $10 million less than 2016 while shareholder’s dividend payments increased $94 million, largely as a result of a special dividend declared and paid during the fourth quarter of 2017. We expect 2018 parent company sources of cash flow to be similar to 2017. The expenditures for the parent company have been fairly consistent during the last three years, and we expect future expenditures to remain stable. Share repurchases are discretionary depending on cash availability and capital management decisions. On January 26, 2018, an additional 15 million shares were authorized, which expanded our current repurchase program.

Insurance Subsidiary Liquidity
The parent company’s insurance subsidiary is largely the operations of the property casualty segments. The primary sources of cash inflows are collection of premiums, investment income, maturity of fixed-income securities and sale proceeds from investments. Property casualty insurance premiums generally are received before losses are paid under the policies purchased with those premiums. Cash outflows are primarily loss and loss expenses, commissions, salaries, taxes, operating expenses and investment purchases. Over the three-year period ended December 31, 2017, premium receipts and investment income have been more than sufficient to pay claims and operating expenses. Excess cash flows were partially used to pay dividends to the parent company. We are not aware of any known trends that would materially change historical cash flow results other than fluctuations in catastrophe claims and other large losses either individually or in aggregate.

Cincinnati Financial Corporation - 2017 10-K - Page 89

The table below shows a summary of operating cash flow for property casualty insurance (direct method). Historically, annual variation in operating cash flow has been largely related to changes in amounts of catastrophe losses.

(Dollars in millions)	Years ended December 31,
	2017	2016	2015
Premiums collected	$4,846	$4,466	$4,379
Loss and loss expenses paid	(2,843)	(2,503)	(2,349)
Commissions and other underwriting expenses paid	(1,471)	(1,375)	(1,306)
Cash flow from underwriting	532	588	724
Investment income received	411	397	379
Cash flow from operations	$943	$985	$1,103

Other Sources of Liquidity
Cash in excess of operating requirements is invested in fixed-maturity and equity securities. Cash generated from investment income provides an important investment contribution to cash flow and liquidity. The sale of investments could provide an additional source of liquidity at either the parent company or insurance subsidiary level, if required. In addition to possible sales of investments, proceeds of call or maturities of fixed-maturity securities also can provide liquidity. During the five-year period beginning in 2017, fair value of $3.358 billion, or 31.4 percent, of our fixed-maturity portfolio is scheduled to mature. At year-end 2017, net unrealized gains in the investment portfolio, before deferred income taxes, were $3.540 billion.

Financial resources of the parent company also could be made available to our insurance subsidiaries, if circumstances required. This flexibility would include our ability to access the capital markets and short-term bank borrowings. We generally have minimized our reliance on debt financing although we may use the line of credit to fund short-term cash needs.

Long-Term Debt
We provide details of our three long-term notes in Item 8, Note 8 of the Consolidated Financial Statements. None of the notes are encumbered by rating triggers. The total principal amount of our long-term debt at December 31, 2017, was $793 million and included:

•	$28 million aggregate principal amount of 6.900% senior debentures due 2028.

•	$391 million aggregate principal amount of 6.920% senior debentures due 2028.

•	$374 million aggregate principal amount of 6.125% senior debentures due 2034.

The company’s senior debt is rated investment grade by independent rating firms. None of the four rating agencies made changes to our debt ratings in 2017. In early 2018, A.M. Best revised its outlook of our debt rating from stable to positive. Our debt ratings at February 22, 2018, were: a- from A.M. Best, A- from Fitch Ratings, A3 from Moody’s Investors Service and BBB+ from Standard & Poor’s.

Note Payable
At December 31, 2017, we had a $225 million line of credit with commercial banks, with $24 million borrowed. That line of credit had a $20 million balance at December 31, 2016. During 2017, we borrowed a net $4 million as part of routine cash management. Access to this line of credit requires compliance with various covenants, including maintaining a minimum consolidated net worth and not exceeding a 30 percent debt-to-total capital ratio, as defined by the agreement. At December 31, 2017, we had approximately $550 million of net worth in excess of our covenant net worth requirement. We are considerably within compliance with all covenants under the credit agreement, and believe we will remain in compliance. The credit agreement provides alternative interest charges based on the type of borrowing and our debt rating. The interest rate charged is adjusted LIBOR plus an applicable margin.

The $225 million unsecured revolving line of credit is administered by PNC Bank, N.A., a subsidiary of The PNC Financial Services Group Inc. (NYSE:PNC). The agreement was established in 2012, extended for two years in 2014, and will expire in May 2019. Our subsidiary CFC Investment Company also is a borrower under this line of

Cincinnati Financial Corporation - 2017 10-K - Page 90

credit. PNC Bank is the lead participant bookrunner with a $65 million share. Fifth Third Bancorp (Nasdaq:FITB) is the syndication agent with a $65 million share. U.S. Bancorp (NYSE:USB), BB&T Corp (NYSE:BBT) and Huntington Bancshares Inc. (Nasdaq:HBAN) each provide $25 million of capacity, and Northern Trust Corporation (Nasdaq:NTRS), provides $20 million of capacity.

Capital Resources
Capital resources consisting of shareholders’ equity and total debt represent our overall financial strength to support current obligations and growth in our insurance businesses. At December 31, 2017, we had total capital of $9.054 billion. Shareholders’ equity was $8.243 billion, an increase of $1.183 billion, or 17 percent, from the prior year. Our total debt was $811 million, up $4 million from a year ago. We seek to maintain a solid financial position and provide capital flexibility by keeping our ratio of debt to total capital moderate. At year-end 2017, the ratio was 9.0 percent, compared with 10.3 percent at year-end 2016.

At the discretion of the board of directors, the company can return capital directly to shareholders as discussed below.

•
Dividends to shareholders –The ability of our company to continue paying cash dividends is subject to factors the board of directors deem relevant. While the board and management believe there is merit to sustaining the company’s long record of dividend increases, our first priority is the company’s financial strength. Over the past 10 years, the company has paid an average of 67 percent of net income as dividends. Through 2017, the board had increased our cash dividend for 57 consecutive years. The board decision in January 2018 to increase the dividend demonstrated confidence in the company’s strong capital, liquidity, financial flexibility and initiatives to grow earnings.

•
Common stock repurchase – Generally, our board believes that share repurchases can help fulfill our commitment to enhancing shareholder value. Consequently, the board has authorized the repurchase of outstanding shares, giving management discretion to purchase shares at reasonable prices in light of circumstances at the time of purchase. Our approach has been to hold capital adequate to support future growth of our insurance operations and repurchase shares at management's discretion. Repurchases are intended to offset the issuance of shares through equity compensation plans, primarily due to vesting of service-based restricted stock units of equity awards granted in the past. The amount of future repurchases may be more, or less, than the past, depending on circumstances and discretion exercised by management. Our corporate Code of Conduct restricts repurchases during certain time periods. The details of the repurchase authorizations and activity are described in Item 5, Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Obligations
We pay obligations to customers, suppliers and associates in the normal course of our business operations. Some are contractual obligations that define the amount, circumstances and/or timing of payments. We have other commitments for business expenditures; however, the amount, circumstances and/or timing of our other commitments are not dictated by contractual arrangements.

Cincinnati Financial Corporation - 2017 10-K - Page 91

Contractual Obligations
At December 31, 2017, we estimated our future contractual obligations as follows:

(Dollars in millions)	Year	Years	Years	There-
Payment due by period	2018	2019-2020	2021-2022	after	Total
Gross property casualty loss and loss expense payments	$1,714	$1,843	$741	$921	$5,219
Gross life policyholder obligations	94	122	193	4,946	5,355
Interest on long-term debt	52	104	104	423	683
Long-term debt	—	—	—	793	793
Short-term debt	24	—	—	—	24
Profit-sharing commissions	134	—	—	—	134
Capital lease obligations	12	17	9	2	40
Other liabilities	74	21	6	12	113
Total	$2,104	$2,107	$1,053	$7,097	$12,361

Other Commitments
At December 31, 2017, we believe our most significant other commitments were:

•	Commissions – We expect commission payments to generally track with written premiums.

•
Other operating expenses – Many of our operating expenses are not contractual obligations but reflect the ongoing expenses of our business. For example, we anticipate capitalizing development costs for approximately $6 million in spending for key technology initiatives in 2018, compared with actual capitalization totaling $7 million in 2017 and $8 million in 2016. These activities are conducted at our discretion, and we have no material contractual obligations for activities planned as part of these projects.

•	Other invested assets – We expect to fund approximately $38 million for our private equity investments over the next several years.

Liquidity and Capital Resources Outlook
At December 31, 2017, we had $657 million in cash and cash equivalents. During 2018, our insurance subsidiary can declare $509 million in dividends to our parent company without regulatory approval. That strong liquidity and our consistent cash flows give us the flexibility to meet current obligations and commitments while building value by prudently investing where we see potential for both current income and long-term return. Our cash provides adequate financial cushion when short-term operating results do not meet our objectives.

A long-term perspective governs our liquidity and capital resources decisions, with the goal of benefiting our policyholders, agents, shareholders and associates over time. Our underwriting philosophy and initiatives can drive performance to achieve our underwriting profitability target of a GAAP combined ratio over any five-year period that consistently averages within the range of 95 percent to 100 percent. Our GAAP combined ratio averaged 94.6 percent over the five-year period 2013 through 2017, resulting in strong underwriting profits.

In any year, we consider the most likely source of pressure on liquidity would be an unusually high level of catastrophe loss payments within a short period of time. There could be additional obligations for our insurance operations due to increasing severity or frequency of noncatastrophe claims. To address the risk of unusually large insurance loss obligations including catastrophe events, we maintain property casualty reinsurance contracts with highly rated reinsurers, as discussed under 2018 Reinsurance Ceded Programs. We also monitor the financial condition of our reinsurers because their insolvency could jeopardize a portion of our $432 million reinsurance recoverable asset at December 31, 2017. Parent-company liquidity could also be constrained by Ohio regulatory requirements that restrict the dividends insurance subsidiaries can pay.

Economic weakness also has the potential to affect our liquidity and capital resources in a number of different ways, including delinquent payments from agencies, defaults on interest payments by fixed-maturity holdings in our portfolio, dividend reductions by holdings in our equity portfolio or declines in the market value of holdings in our portfolio.

Cincinnati Financial Corporation - 2017 10-K - Page 92

Off-Balance-Sheet Arrangements
We do not use any special-purpose financing vehicles or have any undisclosed off-balance-sheet arrangements (as that term is defined in applicable SEC rules) that are reasonably likely to have a current or future material effect on the company’s financial condition, results of operation, liquidity, capital expenditures or capital resources.

Property Casualty Loss and Loss Expense Obligations and Reserves
Our estimate of future gross property casualty loss and loss expense payments of $5.219 billion is lower than loss and loss expense reserves of $5.273 billion reported on our balance sheet at December 31, 2017. The $54 million difference is due to certain life and health loss reserves. Reserving practices are discussed in Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves.

For the business lines in the commercial and personal lines insurance segments, and in total for the excess and surplus lines insurance segment, the following table details gross reserves among case, IBNR and loss expense reserves, net of salvage and subrogation. The $184 million increase in total gross reserves was primarily due to a $120 million increase in IBNR loss reserves and a $51 million increase in loss expense reserves. Total gross reserves for our commercial auto line of business rose $82 million, for our commercial casualty line of business they rose $34 million and for our Cincinnati Re reinsurance assumed operation they rose $86 million.

Cincinnati Financial Corporation - 2017 10-K - Page 93

Property Casualty Gross Loss and Loss Expense Reserves

(Dollars in millions)	Loss reserves		Loss expense reserves	Total gross reserves
	Case reserves	IBNR reserves			Percent of total

At December 31, 2017
Commercial lines insurance:
Commercial casualty	$890	$611	$570	$2,071	39.7%
Commercial property	232	18	65	315	6.0
Commercial auto	401	119	125	645	12.4
Workers' compensation	393	533	96	1,022	19.6
Other commercial	108	14	61	183	3.5
Subtotal	2,024	1,295	917	4,236	81.2
Personal lines insurance:
Personal auto	240	35	70	345	6.6
Homeowner	101	2	33	136	2.6
Other personal	55	46	5	106	2.0
Subtotal	396	83	108	587	11.2
Excess and surplus lines	104	87	73	264	5.1
Cincinnati Re	20	110	2	132	2.5
Total	$2,544	$1,575	$1,100	$5,219	100.0%

At December 31, 2016
Commercial lines insurance:
Commercial casualty	$928	$553	$556	$2,037	40.5%
Commercial property	253	28	58	339	6.7
Commercial auto	374	86	103	563	11.2
Workers' compensation	382	553	95	1,030	20.4
Other commercial	116	19	75	210	4.2
Subtotal	2,053	1,239	887	4,179	83.0
Personal lines insurance:
Personal auto	228	24	66	318	6.3
Homeowner	102	22	29	153	3.0
Other personal	46	47	5	98	2.0
Subtotal	376	93	100	569	11.3
Excess and surplus lines	94	86	61	241	4.8
Cincinnati Re	8	37	1	46	0.9
Total	$2,531	$1,455	$1,049	$5,035	100.0%

Asbestos and Environmental Loss and Loss Expense Reserves
We carried $84 million of net loss and loss expense reserves for asbestos and environmental claims and $45 million of reserves for mold claims at year-end 2017, compared with $85 million and $45 million, respectively, for such claims at year-end 2016. The asbestos and environmental claims amounts for each respective year constituted 1.7 percent and 1.8 percent of total net loss and loss expense reserves at these year-end dates.

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

Cincinnati Financial Corporation - 2017 10-K - Page 94

Additionally, since 2002, we have revised policy terms where permitted by state regulation to limit our exposure to mold claims prospectively and further reduce our exposure to other environmental claims generally. Finally, we have not engaged in any mergers or acquisitions through which such a liability could have been assumed. We continue to monitor our claims for evidence of material exposure to other mass tort classes, but we have found no such credible evidence to date.

Reserving data for asbestos and environmental claims has characteristics that limit the usefulness of the methods and models used to analyze loss and loss expense reserves for other claims. Specifically, asbestos and environmental loss and loss expenses for different accident years do not emerge independently of one another as loss development and Bornhuetter-Ferguson methods assume. In addition, asbestos and environmental loss and loss expense data available to date did not reflect a well-defined tail, greatly complicating the identification of an appropriate probabilistic trend family model. At year-end 2017, we used a weighted average of a paid survival ratio method and report year method to estimate reserves for IBNR asbestos and environmental claims. Our exposure to such claims is limited; we believe a weighted average of both methods produces a sufficient level of reserves.

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

Our estimates of gross property casualty loss and loss expense payments do not include reinsurance receivables or ceded losses. As discussed in 2018 Reinsurance Ceded Programs, we purchase reinsurance to mitigate our property casualty risk exposure. Ceded property casualty reinsurance unpaid receivables of $187 million at year-end 2017 are an offset to our gross property casualty loss and loss expense obligations. Our reinsurance program mitigates the liquidity risk of a single large loss or an unexpected rise in claim severity or frequency due to a catastrophic event. Reinsurance does not relieve us of our obligation to pay covered claims. The financial strength of our reinsurers is important because our ability to recover losses under our reinsurance agreements depends on the financial viability of the reinsurers.

We direct our associates and agencies to settle claims and pay losses as quickly as is practical, and we made $2.843 billion of net claim payments during 2017. At year-end 2017, total net property casualty reserves of $5.032 billion reflected $2.434 billion in unpaid amounts on reported claims (case reserves), $1.088 billion in loss expense reserves and $1.510 billion in estimates of claims that were incurred but had not yet been reported (IBNR). The specific amounts and timing of obligations related to case reserves and associated loss expenses are not set contractually. The amounts and timing of obligations for IBNR claims and related loss expenses are unknown. We discuss our methods of establishing loss and loss expense reserves and our belief that reserves are adequate in Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves.

The historical pattern of using premium receipts for the payment of loss and loss expenses has enabled us to extend slightly the maturities of our investment portfolio beyond the estimated settlement date of the loss reserves. The effective duration of our consolidated property casualty fixed-maturity portfolio was 5.2 years at year-end 2017. By contrast, the duration of our loss and loss expense reserves was approximately 3.8 years. We believe this difference in duration does not affect our ability to meet current obligations because cash flow from operations is sufficient to meet these obligations. In addition, investment holdings could be sold, if necessary, to meet higher than anticipated loss and loss expenses.

Cincinnati Financial Corporation - 2017 10-K - Page 95

Range of Reasonable Reserves
The company established a reasonably likely range for net loss and loss expense reserves of $4.709 billion to $5.155 billion at year-end 2017, with the company carrying net reserves of $5.032 billion. The likely range was $4.449 billion to $4.894 billion at year-end 2016, with the company carrying net reserves of $4.738 billion. Our loss and loss expense reserves are not discounted for the time-value of money, but we have reduced the reserves by an estimate of the amount of salvage and subrogation payments we expect to recover.

The low point of each year’s range corresponds to approximately one standard error below each year’s mean reserve estimate, while the high point corresponds to approximately one standard error above each year’s mean reserve estimate. We discussed management’s reasons for basing reasonably likely reserve ranges on standard errors in Critical Accounting Estimates, Reserve Estimate Variability.

The ranges reflect our assessment of the most likely unpaid loss and loss expenses at year-end 2017 and 2016. However, actual unpaid loss and loss expenses could nonetheless fall outside of the indicated ranges.

Management’s best estimate of total loss and loss expense reserves as of year-end 2017 and 2016 was consistent with the corresponding actuarial best estimate.

Cincinnati Financial Corporation - 2017 10-K - Page 96

Property Casualty Insurance Development of Estimated Reserves by Accident Year
The following table shows net reserve changes at year-end 2017, 2016 and 2015 by property casualty segment and accident year:

(Dollars in millions)	Commercial	Personal	E&S	Cincinnati
	lines	lines	lines	Re	Totals
As of December 31, 2017
2016 accident year	$(35)	$(8)	$(5)	$(3)	$(51)
2015 accident year	(4)	2	(8)	—	(10)
2014 accident year	(10)	(2)	(11)	—	(23)
2013 accident year	(12)	(5)	(4)	—	(21)
2012 accident year	11	1	(1)	—	11
2011 accident year	(20)	—	—	—	(20)
2010 and prior accident years	(3)	(2)	—	—	(5)
(Favorable)/unfavorable	$(73)	$(14)	$(29)	$(3)	$(119)

As of December 31, 2016
2015 accident year	$(64)	$(12)	$(15)	$(1)	$(92)
2014 accident year	(41)	7	(7)	—	(41)
2013 accident year	(21)	2	(9)	—	(28)
2012 accident year	(2)	(1)	(2)	—	(5)
2011 accident year	(4)	1	(1)	—	(4)
2010 accident year	(2)	1	—	—	(1)
2009 and prior accident years	5	(2)	—	—	3
(Favorable)/unfavorable	$(129)	$(4)	$(34)	$(1)	$(168)

As of December 31, 2015
2014 accident year	$(27)	$(20)	$(14)	$—	$(61)
2013 accident year	(41)	11	(10)	—	(40)
2012 accident year	(42)	4	(10)	—	(48)
2011 accident year	(7)	4	(2)	—	(5)
2010 accident year	3	3	1	—	7
2009 accident year	(11)	1	—	—	(10)
2008 and prior accident years	(29)	2	—	—	(27)
(Favorable)/unfavorable	$(154)	$5	$(35)	$—	$(184)

Overall favorable development for consolidated property casualty reserves of $119 million in 2017 illustrated the potential for revisions inherent in estimating reserves, especially for long-tail lines such as commercial casualty and workers’ compensation. As noted in Critical Accounting Estimates, Key Assumptions Loss Reserving, our models predict that actual loss and loss expense emergence will differ from projections, and we do not attempt to monitor or identify such normal variations. The table in Property Casualty Loss and Loss Expense Obligations and Reserves shows reserves by segment and lines of business and the components of gross reserves among case, IBNR and loss expense reserves.

Cincinnati Financial Corporation - 2017 10-K - Page 97

Favorable reserve development of $54 million for our workers’ compensation line accounted for approximately 74 percent of our commercial lines insurance segment net total in 2017, while favorable reserve development was $33 million for our commercial property line of business. Our commercial auto line of business experienced $33 million of unfavorable reserve development on prior accident years recorded during 2017, and that 2017 measure for our commercial casualty line of business was also unfavorable at $11 million. Drivers of significant reserve development typically reflect loss emergence on known claims that was more favorable or less favorable than previously anticipated for various lines of business and are discussed below.

•
Commercial casualty – During 2017, we experienced unfavorable development on prior accident years in total for this line of business. However, results varied between component coverages and by accident year within coverage. For example, our umbrella liability coverage within commercial casualty experienced favorable results for some prior accident years and adverse development on other accident years to end the calendar year favorably on all prior years combined. Commercial multi-peril coverage developed adversely for many prior accident years, but products liability developed favorably.

•
Workers’ compensation – We continue to see favorable reserve development, for all prior accident years in aggregate. During 2017, the trend for estimated payments to be made in future calendar years was stable compared to 2016. However, we continue to monitor this line closely, as a sudden increase in trend for future payments has a highly leveraged effect.

•
Commercial auto – Loss emergence continued to develop unfavorably during calendar year 2017. This line of business has been troublesome for the industry as a whole in recent years. As part of the U.S. economic recession of a few years ago, slowing business activity influenced our estimates of reserves for ultimate losses and loss expenses during that period. As the economy slowly recovered, we believe we have been slow to recognize some of the higher loss cost effects in current accident year reserve estimates for at least part of that period. As claims that occurred during that period have become more mature, paid and reported loss cost trends resulted in us increasing our estimated ultimate losses. Initiatives to improve profitability of our commercial auto line of business are discussed in Commercial Lines Insurance Results.

•
Personal auto – Loss emergence continued to develop unfavorably during calendar year 2017. This line of business is subject to many of the same cost pressures related to the economic slowdown as commercial auto. Initiatives to improve profitability of our personal auto line of business are discussed in Personal Lines Insurance Results.

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

For the excess and surplus lines insurance segment, the table showing reserves by segment and lines of business in Property Casualty Loss and Loss Expense Obligations and Reserves, shows the components of gross reserves among case, IBNR and loss expense reserves. Total gross reserves were up $23 million from year-end 2016 primarily due to the increase in premiums and exposures for this segment, as we discussed in Excess and Surplus Lines Insurance Results. Favorable development during 2017 of $29 million for excess and surplus lines insurance segment reserves, shown in the table above, illustrates the potential for revisions inherent in estimating reserves.

Cincinnati Financial Corporation - 2017 10-K - Page 98

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

Our estimates of gross life, annuity and disability obligations do not reflect net recoveries from reinsurance agreements. Ceded life reinsurance receivables were $238 million at year-end 2017. As discussed in 2018 Reinsurance Programs, we purchase reinsurance to mitigate our life insurance risk exposure. At year-end 2017, ceded death benefits represented approximately 38.7 percent of our total gross policy face amounts in force.

These estimated cash outflows are undiscounted with respect to interest. As a result, the sum of the cash outflows for all years of $5.355 billion (total of life insurance obligations) exceeds the liabilities recorded in life policy and investment contract reserves and separate accounts for future policy benefits and claims of $3.498 billion (total of life insurance policy reserves and separate account policy reserves). Separate account policy reserves make up all but $11 million of separate accounts liabilities.

We have made significant assumptions to determine the estimated undiscounted cash flows of these policies and contracts that include mortality, morbidity, timing of claims, future lapse rates and interest crediting rates. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results.

Life Insurance Reserves
Gross life policy reserves were $2.729 billion at year-end 2017, compared with $2.671 billion at year-end 2016. The increase was primarily due to reserves for traditional life insurance contracts. We establish reserves for traditional life insurance policies based on expected expenses, mortality, morbidity, withdrawal rates and investment yields, including a provision for uncertainty. Once these assumptions are established, they generally are maintained throughout the lives of the contracts. We use both our own experience and industry experience adjusted for historical trends in arriving at our assumptions for expected mortality and morbidity. We use our own experience and historical trends for setting our assumptions for expected withdrawal rates and expenses. We base our assumptions for expected investment income on our own experience adjusted for current economic conditions.

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

2018 Reinsurance Ceded Programs
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

Cincinnati Financial Corporation - 2017 10-K - Page 99

Examples include deterministic modeling of probable maximum loss contribution from growth in new geographic territories.

To help determine appropriate reinsurance coverage for hurricane, earthquake and tornado/hail exposures, for business other than Cincinnati Re we use the RMS and AIR models to estimate the probable maximum loss from a single event or multiple events occurring in a one-year period. The models are proprietary in nature, and the vendors that provide them periodically update the models, sometimes resulting in significant changes to their estimate of probable maximum loss. As of the end of 2017, both models indicated that a hurricane event represents our largest amount of exposure to losses. The table below summarizes estimated probabilities and the corresponding probable maximum loss from a single hurricane event occurring in a one-year period, for business other than Cincinnati Re, and indicates the effect of such losses on consolidated shareholders’ equity at December 31, 2017. Net losses are net of reinsurance and income taxes, assuming a 21 percent federal tax rate, and assume our 2018 reinsurance programs apply.

(Dollars in millions)	RMS Model			AIR Model
			Percent			Percent
	Gross	Net	of total	Gross	Net	of total
Probability at December 31, 2017	losses	losses	equity	losses	losses	equity
2.0% (1 in 50 year event)	$337	$88	1.1%	$339	$88	1.1%
1.0% (1 in 100 year event)	539	96	1.2	493	94	1.1
0.4% (1 in 250 year event)	906	333	4.0	755	205	2.5
0.2% (1 in 500 year event)	1,259	610	7.4	983	379	4.6

The modeled losses according to RMS in the table are based on its RiskLink version 17.0 catastrophe model and use a long-term storm catalog methodology. The modeled losses according to AIR in the table are based on its AIR Touchstone® version 5.0 catastrophe model and use a long-term methodology. The AIR and RMS storm catalogs include decades of documented weather events used in simulations for probable maximum loss projections.

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

For 2018, the primary participants on our standard market property and casualty per-risk and per-occurrence reinsurance ceded programs include Hannover Reinsurance Company, Munich Reinsurance America, Partner Reinsurance Company of the U.S. and Swiss Reinsurance America Corporation, all of which had A.M. Best insurer financial strength ratings of A (Excellent) or better as of December 31, 2017. Our property catastrophe program is subscribed through a broker by reinsurers from the United States, Bermuda, London and the European markets. The largest participant in our property catastrophe program, representing approximately 48 percent of total participation, is the Lloyds of London placement that features numerous syndicates, with Amlin Underwriting Limited and the Catlin Syndicate taking the largest participations. Other primary participants in our property catastrophe program include Liberty Syndicate, R.J. Kiln & Company Limited, and Fidelis.

Cincinnati Financial Corporation - 2017 10-K - Page 100

The following table shows our five largest property casualty reinsurance receivable amounts by reinsurer at year-end 2017 and 2016. Michigan Catastrophic Claims Association is a mandatory non-profit association which runs a reinsurance program funded by an annual premium assessment per vehicle. This assessment covers Michigan’s automobile no-fault policies which provide unlimited lifetime coverage for medical expenses resulting from auto accidents. Third Point Reinsurance is one of several reinsurers that Cincinnati Re transacts business with to cede part of its risk to unaffiliated reinsurance companies through retrocessions. The A.M. Best insurer financial strength ratings as of the end of the two most recent years are also shown for each of those reinsurers that are rated by Best.

(Dollars in millions)	2017		2016
Name of reinsurer	Total receivable	A.M. Best Rating	Total receivable	A.M. Best Rating
Michigan Catastrophic Claims Association	$40	NA	$38	NA
Swiss Reinsurance America Corporation	36	A+	46	A+
Third Point Reinsurance	34	A-	48	A-
General Reinsurance Corporation	30	A++	36	A++
Munich Reinsurance America	21	A+	30	A+

Primary components of the 2018 property and casualty reinsurance program are summarized below. The premium estimates below occurred near the beginning of each respective year, when direct written premiums that were subject to applicable reinsurance treaties were also estimated.

•
Property per risk treaty – The primary purpose of the property treaty is to provide capacity up to $50 million, adequate for the majority of the risks we write. It also includes protection for extra-contractual liability coverage losses. We retain the first $10 million of each loss. Losses between $10 million and $50 million are reinsured at 100 percent. The 2018 ceded premium estimate was $26 million, compared with $24 million for the 2017 estimate.

•
Property excess treaty – For 2018, we purchased a new property reinsurance treaty that provide an additional $50 million in protection for property losses. This treaty, along with the property per risk treaty, provides a total of $100 million of protection. The 2018 ceded premium estimate was approximately $2 million.

•
Casualty per occurrence treaty – The casualty treaty provides capacity up to $25 million. Similar to the property treaty, it provides sufficient capacity to cover the vast majority of casualty accounts we insure and also includes protection for extra-contractual liability coverage losses. We retain the first $10 million of each loss. Losses between $10 million and $25 million are reinsured at 100 percent. The 2018 ceded premium estimate was $12 million, essentially unchanged from the 2017 estimate.

•
Casualty excess treaty – We purchase a casualty reinsurance treaty that provides an additional $45 million in protection for certain casualty losses. This treaty, along with the casualty per occurrence treaty, provides a total of $70 million of protection for workers’ compensation, extra-contractual liability coverage and clash coverage losses, which would apply when a single occurrence involves multiple policyholders of The Cincinnati Insurance Companies or multiple coverages for one insured. The 2018 ceded premium estimate was approximately $3 million, essentially unchanged from the 2017 estimate.

•
Property catastrophe treaty – To protect against catastrophic events such as wind and hail, hurricanes or earthquakes, we purchased property catastrophe reinsurance with a limit up to $600 million. Losses from the same occurrence can now be aggregated into one limit over a 120-hour period and applied to the treaty towards recovery. The treaty contains one reinstatement provision. The 2018 ceded premium estimate was $43 million, compared with a $39 million estimate for 2017. We retain the first $100 million of any loss, and a share of losses up to $600 million, as indicated below:

◦	5.0 percent of losses between $100 million and $200 million

◦	5.0 percent of losses between $200 million and $300 million

◦	5.0 percent of losses between $300 million and $400 million

◦	5.0 percent of losses between $400 million and $600 million

Cincinnati Financial Corporation - 2017 10-K - Page 101

•
Beginning in 2013 we added an alternative reinsurance structure to protect against certain catastrophic events, and a similar structure is in place for 2017 through 2019. For certain exposures in the United States, we arranged for the purchase of collateralized reinsurance funded through the issuance of collateralized risk-linked securities, known as catastrophe bonds with Skyline Re Ltd ("Skyline"). The catastrophe bond arrangements generally provide reinsurance coverage for specific types of losses in specific geographic locations. They are generally designed to supplement coverage provided under the property catastrophe treaty. Effective January 2017, we have a catastrophe bond arrangement providing up to $200 million in earthquake reinsurance protection or $80 million in severe convective storm coverage or various combinations of those coverages. It expires in January 2019 and meets the requirements to be accounted for as reinsurance in accordance with the guidance for reinsurance contracts. The earthquake coverage is countrywide, excluding California, and the severe convective storm coverage territory is also countrywide, excluding Florida. The storm coverage provides loss recovery when storm losses for all events in aggregate exceed $190 million, after an $8 million deductible per event.

After reinsurance, and before any applicable benefit from our catastrophe bond, our maximum exposure to a catastrophic event that causes $600 million in covered losses in 2018 would be $125 million, matching our retention for 2017. The largest catastrophe loss event in our history occurred during 2011 from a May 20-27 storm system that included a tornado in Joplin, Missouri, and also significant losses from hail in the Dayton, Ohio, area. Our losses from that storm were estimated at December 31, 2017, to be $226 million before reinsurance.

Individual risks with insured values in excess of $100 million, as identified in the policy, are handled through a different reinsurance mechanism. We typically reinsure property coverage for individual risks with insured values between $100 million and $200 million under an automatic facultative agreement. For risks with property values exceeding $200 million, we negotiate the purchase of facultative coverage on an individual certificate basis. For casualty coverage on individual risks with limits exceeding $25 million, facultative reinsurance coverage is placed on an individual certificate basis. For risks with casualty limits that are between $25 million and $27 million, we sometimes forego facultative reinsurance and retain an additional $2 million of loss exposure.

Terrorism coverage at various levels has been secured in most of our reinsurance agreements. The broadest coverage for this peril is found in the property and casualty working treaties, the property per risk treaty and the casualty per occurrence treaty, which provide coverage for commercial and personal risks. Our property catastrophe treaty provides terrorism coverage for personal risks, and coverage for commercial risks with total insured values of $15 million or less. For insured values between $15 million and $100 million, there also may be coverage in the property working treaty.

A form of reinsurance is also provided through The Terrorism Risk Insurance Act of 2002 (TRIA). TRIA was originally signed into law on November 26, 2002, and extended on several occasions, including the most recent extension on January 12, 2015. TRIA provides a temporary federal backstop for losses related to the writing of the terrorism peril in property casualty insurance policies. Under regulations promulgated under this statute, insurers are required to offer terrorism coverage for certain lines of property casualty insurance, including property, commercial multi-peril, fire, ocean marine, inland marine, liability, aircraft and workers’ compensation. In the event of a terrorism event defined by TRIA, the federal government would reimburse terrorism claim payments subject to the insurer’s deductible. The deductible is calculated as a percentage of subject written premiums for the preceding calendar year. Our deductible in 2017 was $529 million (20 percent of 2016 subject premiums), and we estimate it is $541 million (20 percent of 2017 subject premiums) for 2018.

Reinsurance protection for the company’s surety business is covered under a separate treaty with many of the same reinsurers that write the property casualty working treaties.

The Cincinnati Specialty Underwriters Insurance Company has separate property and casualty reinsurance treaties for 2018 through its parent, The Cincinnati Insurance Company. Primary components of the treaties include:

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

Cincinnati Financial Corporation - 2017 10-K - Page 102

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

We also have catastrophe reinsurance coverage on our life insurance operations that reimburses us for covered net losses in excess of $10 million. Our recovery is capped at $75 million for losses involving our associates.

The following table shows our five largest life reinsurance receivable amounts by reinsurer at year-end 2017 and 2016. The A.M. Best insurer financial strength ratings are also shown.

(Dollars in millions)	2017		2016
Name of reinsurer	Total receivable	A.M. Best Rating	Total receivable	A.M. Best Rating
Swiss Re Life & Health America, Inc.	$80	A+	$84	A+
Lincoln National Life Insurance Company	38	A+	40	A+
General Re Life Corporation	35	A++	33	A++
Security Life of Denver Insurance Company	27	A u	30	A
Pacific Life Insurance Company	14	A+	15	A+

Cincinnati Financial Corporation - 2017 10-K - Page 103

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

Cincinnati Financial Corporation - 2017 10-K - Page 104

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

Cincinnati Financial Corporation - 2017 10-K - Page 105

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

Cincinnati Financial Corporation - 2017 10-K - Page 106

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

Cincinnati Financial Corporation - 2017 10-K - Page 107

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

The table below summarizes the effect of hypothetical changes in interest rates on fair value of our fixed-maturity portfolio.

(Dollars in millions)	Effect from interest rate change in basis points
	-200	-100	—	100	200
At December 31, 2017	$11,803	$11,249	$10,699	$10,133	$9,589
At December 31, 2016	$11,131	$10,603	$10,085	$9,577	$9,094

The effective duration of the fixed-maturity portfolio was 5.2 years at year-end 2017, compared with 5.0 years at year-end 2016. A 100-basis-point movement in interest rates would result in an approximately 5.2 percent change in the fair value of the fixed-maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value are to changes in the general level of interest rates, exclusive of call features.

Cincinnati Financial Corporation - 2017 10-K - Page 108

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

The table below summarizes the effect of hypothetical changes in market prices on fair value of our equity portfolio.

(Dollars in millions)	Effect from market price change in percent
	-30%	-20%	-10%	—	10%	20%	30%
At December 31, 2017	$4,374	$4,999	$5,624	$6,249	$6,874	$7,499	$8,124
At December 31, 2016	$3,734	$4,267	$4,801	$5,334	$5,867	$6,401	$6,934

Our equity holdings represented $6.249 billion in fair value and accounted for approximately 89 percent of the net unrealized gains and losses of the entire portfolio at year-end 2017. No holding had a fair value greater than 4.0 percent of our $6.039 billion publicly traded common stock portfolio. We had 30 holdings among eight different sectors each with a fair value greater than $100 million. See Item 1, Our Segments, Investments Segment and Item 8, Note 2 of the Consolidated Financial Statements, for additional details on our holdings.

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

Application of Asset Impairment Policy
As discussed in Item 7, Critical Accounting Estimates, Asset Impairment, our fixed-maturity and equity investment portfolios are evaluated differently for other-than-temporary impairments. The company’s asset impairment committee monitors a number of significant factors for indications of investments fair valued below the carrying amount may not be recoverable. The application of our impairment policy resulted in OTTI charges that reduced our income before income taxes by $9 million in 2017, $2 million in 2016 and $52 million in 2015. Impairments are discussed in Item 7, Investments Results.

We expect the number of securities fair valued below 100 percent of cost or amortized cost to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, cost or amortized cost for some securities have been revised due to impairment charges recognized in prior periods. At year-end 2017, 440 of the 3,598 securities we owned were fair valued below 100 percent of cost or amortized cost compared with 784 of the 3,315 securities we owned at year-end 2016 and 414 of the 3,163 securities we owned at year-end 2015.

Cincinnati Financial Corporation - 2017 10-K - Page 109

The 440 holdings fair valued below cost or amortized cost at year-end 2017 represented 8.8 percent of the investment portfolio and $38 million in unrealized losses.

•
425 of these holdings were fair valued between 90 percent and 100 percent of cost or amortized cost. The value of these securities fluctuates primarily because of changes in interest rates. The fair value of these 425 securities was $1.450 billion at year-end 2017, and they accounted for $31 million in unrealized losses.

•
15 of these holdings were fair valued between 70 percent and 90 percent of cost or amortized cost. The fair value of these holdings was $41 million, and they accounted for $7 million in unrealized losses.

•	No securities had a fair value below 70 percent of cost or amortized cost.

The following table summarizes the length of time securities in the investment portfolio have been in a continuous unrealized loss position.

(Dollars in millions)	Less than 12 months		12 months or more		Total
At December 31, 2017	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
Corporate	$330	$4	$252	$9	$582	$13
States, municipalities and political subdivisions	88	1	264	5	352	6
Commercial mortgage-backed	33	—	36	1	69	1
Government-sponsored enterprises	96	1	124	3	220	4
Foreign government	10	—	—	—	10	—
United States government	23	—	6	—	29	—
Subtotal	580	6	682	18	1,262	24
Equity securities:
Common equities	229	14	—	—	229	14
Subtotal	229	14	—	—	229	14
Total	$809	$20	$682	$18	$1,491	$38
At December 31, 2016
Fixed maturity securities:
Corporate	$733	$15	$189	$11	$922	$26
States, municipalities and political subdivisions	989	42	—	—	989	42
Commercial mortgage-backed	89	2	2	—	91	2
Government-sponsored enterprises	155	3	—	—	155	3
United States government	6	—	—	—	6	—
Subtotal	1,972	62	191	11	2,163	73
Equity securities:
Common equities	103	9	—	—	103	9
Nonredeemable preferred equities	4	—	—	—	4	—
Subtotal	107	9	—	—	107	9
Total	$2,079	$71	$191	$11	$2,270	$82

Cincinnati Financial Corporation - 2017 10-K - Page 110

The following table summarizes our investment portfolio, classifying securities based on fair values relative to cost or amortized cost:

(Dollars in millions)	Number of issues	Cost or amortized cost	Fair value	Gross unrealized gain (loss)	Gross investment income
At December 31, 2017
Taxable fixed maturities:
Fair valued below 70% of amortized cost	—	$—	$—	$—	$—
Fair valued at 70% to less than 100% of amortized cost	287	1,019	1,000	(19)	24
Fair valued at 100% and above of amortized cost	1,202	5,364	5,637	273	270
Investment income on securities sold in current year	—	—	—	—	28
Total	1,489	6,383	6,637	254	322

Tax-exempt fixed maturities:
Fair valued below 70% of amortized cost	—	—	—	—	—
Fair valued at 70% to less than 100% of amortized cost	138	267	262	(5)	6
Fair valued at 100% and above of amortized cost	1,874	3,664	3,800	136	112
Investment income on securities sold in current year	—	—	—	—	5
Total	2,012	3,931	4,062	131	123

Common equities:
Fair valued below 70% of cost	—	—	—	—	—
Fair valued at 70% to less than 100% of cost	15	243	229	(14)	7
Fair valued at 100% and above of cost	53	2,675	5,810	3,135	140
Investment income on securities sold in current year	—	—	—	—	11
Total	68	2,918	6,039	3,121	158

Nonredeemable preferred equities:
Fair valued below 70% of cost	—	—	—	—	—
Fair valued at 70% to less than 100% of cost	—	—	—	—	—
Fair valued at 100% and above of cost	29	176	210	34	11
Investment income on securities sold in current year	—	—	—	—	1
Total	29	176	210	34	12

Portfolio summary:
Fair valued below 70% of cost or amortized cost	—	—	—	—	—
Fair valued at 70% to less than 100% of cost or amortized cost	440	1,529	1,491	(38)	37
Fair valued at 100% and above of cost or amortized cost	3,158	11,879	15,457	3,578	533
Investment income on securities sold in current year	—	—	—	—	45
Total	3,598	$13,408	$16,948	$3,540	$615

At December 31, 2016
Portfolio summary:
Fair valued below 70% of cost or amortized cost	—	$—	$—	$—	$—
Fair valued at 70% to less than 100% of cost or amortized cost	784	2,352	2,270	(82)	62
Fair valued at 100% and above of cost or amortized cost	2,531	10,442	13,149	2,707	501
Investment income on securities sold in current year	—	—	—	—	38
Total	3,315	$12,794	$15,419	$2,625	$601

Cincinnati Financial Corporation - 2017 10-K - Page 111

ITEM 8.       Financial Statements and Supplementary Data

Responsibility for Financial Statements
We have prepared the consolidated financial statements of Cincinnati Financial Corporation and our subsidiaries for the year ended December 31, 2017, in accordance with accounting principles generally accepted in the United States of America (GAAP).

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

Deloitte & Touche LLP, our independent registered public accounting firm, audited the consolidated financial statements of Cincinnati Financial Corporation and subsidiaries for the year ended December 31, 2017. Deloitte & Touche LLP met with our audit committee to discuss the results of its examination. They have the opportunity to discuss the adequacy of internal controls and the quality of financial reporting without management present.

Cincinnati Financial Corporation - 2017 10-K - Page 112

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2017, as required by Section 404 of the Sarbanes Oxley Act of 2002. Management’s assessment was based on the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the company maintained effective internal control over financial reporting as of December 31, 2017. The assessment led management to conclude that, as of December 31, 2017, the company’s internal control over financial reporting was effective based on those criteria.

The company’s independent registered public accounting firm has issued an audit report on our internal control over financial reporting as of December 31, 2017.

/S/ Steven J. Johnston
Steven J. Johnston, FCAS, MAAA, CFA, CERA
President and Chief Executive Officer

/S/ Michael J. Sewell
Michael J. Sewell, CPA
Chief Financial Officer, Senior Vice President and Treasurer
(Principal Accounting Officer)

February 23, 2018

Cincinnati Financial Corporation - 2017 10-K - Page 113

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Cincinnati Financial Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Cincinnati Financial Corporation and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedules listed in the Index at Item 15(c) (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions
The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Cincinnati Financial Corporation - 2017 10-K - Page 114

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/S/ DELOITTE & TOUCHE LLP
Cincinnati, Ohio
February 23, 2018

We have served as the Company’s auditor since 1980.

Cincinnati Financial Corporation - 2017 10-K - Page 115

Cincinnati Financial Corporation and Subsidiaries
Consolidated Balance Sheets

(Dollars in millions, except per share data)	December 31,	December 31,
	2017	2016
Assets
Investments
Fixed maturities, at fair value (amortized cost: 2017—$10,314; 2016—$9,799)	$10,699	$10,085
Equity securities, at fair value (cost: 2017—$3,094; 2016—$2,995)	6,249	5,334
Other invested assets	103	81
Total investments	17,051	15,500
Cash and cash equivalents	657	777
Investment income receivable	134	134
Finance receivable	61	51
Premiums receivable	1,589	1,533
Reinsurance recoverable	432	545
Prepaid reinsurance premiums	42	62
Deferred policy acquisition costs	670	637
Land, building and equipment, net, for company use (accumulated depreciation: 2017—$253; 2016—$237)	185	183
Other assets	216	198
Separate accounts	806	766
Total assets	$21,843	$20,386

Liabilities
Insurance reserves
Loss and loss expense reserves	$5,273	$5,085
Life policy and investment contract reserves	2,729	2,671
Unearned premiums	2,404	2,307
Other liabilities	792	786
Deferred income tax	745	865
Note payable	24	20
Long-term debt and capital lease obligations	827	826
Separate accounts	806	766
Total liabilities	13,600	13,326

Commitments and contingent liabilities (Note 16)	—	—

Shareholders' Equity
Common stock, par value—$2 per share; (authorized: 2017 and 2016—500 million shares; issued: 2017 and 2016—198.3 million shares)	397	397
Paid-in capital	1,265	1,252
Retained earnings	5,180	5,037
Accumulated other comprehensive income	2,788	1,693
Treasury stock at cost (2017—34.4 million shares and 2016—33.9 million shares)	(1,387)	(1,319)
Total shareholders' equity	8,243	7,060
Total liabilities and shareholders' equity	$21,843	$20,386

Accompanying Notes are an integral part of these Consolidated Financial Statements.

Cincinnati Financial Corporation - 2017 10-K - Page 116

Cincinnati Financial Corporation and Subsidiaries
Consolidated Statements of Income

(Dollars in millions, except per share data)	Years ended December 31,
	2017	2016	2015
Revenues
Earned premiums	$4,954	$4,710	$4,480
Investment income, net of expenses	609	595	572
Realized investment gains, net	148	124	70
Fee revenues	16	15	13
Other revenues	5	5	7
Total revenues	5,732	5,449	5,142
Benefits and Expenses
Insurance losses and contract holders' benefits	3,390	3,107	2,808
Underwriting, acquisition and insurance expenses	1,546	1,465	1,387
Interest expense	53	53	53
Other operating expenses	13	12	13
Total benefits and expenses	5,002	4,637	4,261
Income Before Income Taxes	730	812	881
Provision (Benefit) for Income Taxes
Current	129	183	231
Deferred	(444)	38	16
Total provision (benefit) for income taxes	(315)	221	247
Net Income	$1,045	$591	$634
Per Common Share
Net income—basic	$6.36	$3.59	$3.87
Net income—diluted	6.29	3.55	3.83

Accompanying Notes are an integral part of these Consolidated Financial Statements.

Cincinnati Financial Corporation - 2017 10-K - Page 117

Cincinnati Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

(Dollars in millions)	Years ended December 31,
	2017	2016	2015
Net Income	$1,045	$591	$634
Other Comprehensive Income
Change in unrealized gains and losses on investments, net of tax of $317, $186 and $(220), respectively	598	345	(405)
Amortization of pension actuarial gains and losses and prior service cost, net of tax of $7, $6 and $(2), respectively	7	10	(4)
Change in life deferred acquisition costs, life policy reserves and other, net of tax of $1, $(4) and $4, respectively	(2)	(6)	9
Other comprehensive income (loss)	603	349	(400)
Comprehensive Income	$1,648	$940	$234

Accompanying Notes are an integral part of these Consolidated Financial Statements.

Cincinnati Financial Corporation - 2017 10-K - Page 118

Cincinnati Financial Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity

(Dollars in millions)	Years ended December 31,
	2017	2016	2015
Common Stock
Beginning of year	$397	$397	$397
Share-based awards	—	—	—
End of year	397	397	397

Paid-In Capital
Beginning of year	1,252	1,232	1,214
Share-based awards	(18)	(8)	(7)
Share-based compensation	26	23	20
Other	5	5	5
End of year	1,265	1,252	1,232

Retained Earnings
Beginning of year	5,037	4,762	4,505
Net income	1,045	591	634
Dividends declared	(410)	(316)	(377)
Reclassification of certain tax effects from accumulated other comprehensive income	(492)	—	—
End of year	5,180	5,037	4,762

Accumulated Other Comprehensive Income
Beginning of year	1,693	1,344	1,744
Other comprehensive income (loss)	603	349	(400)
Reclassification of certain tax effects to retained earnings	492	—	—
End of year	2,788	1,693	1,344

Treasury Stock
Beginning of year	(1,319)	(1,308)	(1,287)
Share-based awards	26	36	41
Shares acquired - share repurchase authorization	(92)	(39)	(53)
Shares acquired - share-based compensation plans	(7)	(13)	(16)
Other	5	5	7
End of year	(1,387)	(1,319)	(1,308)

Total Shareholders' Equity	$8,243	$7,060	$6,427

(In millions)
Common Stock - Shares Outstanding
Beginning of year	164.4	163.9	163.7
Share-based awards	0.8	1.0	1.3
Shares acquired - share repurchase authorization	(1.3)	(0.5)	(1.0)
Shares acquired - share-based compensation plans	(0.1)	(0.2)	(0.3)
Other	0.1	0.2	0.2
End of year	163.9	164.4	163.9

Accompanying Notes are an integral part of these Consolidated Financial Statements.

Cincinnati Financial Corporation - 2017 10-K - Page 119

Cincinnati Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

(Dollars in millions)	Years ended December 31,
	2017	2016	2015
Cash Flows From Operating Activities
Net income	$1,045	$591	$634
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55	48	52
Realized investment gains, net	(148)	(124)	(70)
Share-based compensation	26	23	20
Interest credited to contract holders'	48	48	44
Deferred income tax expense	(444)	38	16
Changes in:
Investment income receivable	—	(5)	(6)
Premiums and reinsurance receivable	77	(113)	(48)
Deferred policy acquisition costs	(36)	(26)	(18)
Other assets	(43)	34	(39)
Loss and loss expense reserves	188	367	233
Life policy and investment contract reserves	96	102	101
Unearned premiums	97	106	119
Other liabilities	24	61	55
Current income tax receivable/payable	67	(35)	(18)
Net cash provided by operating activities	1,052	1,115	1,075
Cash Flows From Investing Activities
Sale of fixed maturities	23	15	43
Call or maturity of fixed maturities	1,172	1,511	1,199
Sale of equity securities	523	465	342
Purchase of fixed maturities	(1,723)	(1,994)	(1,722)
Purchase of equity securities	(513)	(439)	(493)
Investment in finance receivables	(32)	(17)	(14)
Collection of finance receivables	23	30	30
Investment in buildings and equipment	(16)	(13)	(10)
Change in other invested assets, net	(15)	(14)	1
Net cash used in investing activities	(558)	(456)	(624)
Cash Flows From Financing Activities
Payment of cash dividends to shareholders	(400)	(306)	(366)
Shares acquired - share repurchase authorization	(92)	(39)	(53)
Changes in note payable	4	(15)	(14)
Proceeds from stock options exercised	13	21	24
Contract holders' funds deposited	79	95	83
Contract holders' funds withdrawn	(164)	(155)	(148)
Excess tax benefits on share-based compensation	—	5	4
Other	(54)	(32)	(28)
Net cash used in financing activities	(614)	(426)	(498)
Net change in cash and cash equivalents	(120)	233	(47)
Cash and cash equivalents at beginning of year	777	544	591
Cash and cash equivalents at end of year	$657	$777	$544
Supplemental Disclosures of Cash Flow Information
Interest paid	$52	$52	$52
Income taxes paid	60	213	245
Noncash Activities
Conversion of securities	$5	$4	$3
Equipment acquired under capital lease obligations	14	20	20
Cashless exercise of stock options	7	13	16
Other assets and other liabilities	75	53	27

Accompanying Notes are an integral part of these Consolidated Financial Statements.

Cincinnati Financial Corporation - 2017 10-K - Page 120

Notes to Consolidated Financial Statements

NOTE 1 – Summary of Significant Accounting Policies

Nature of Operations
Cincinnati Financial Corporation (CFC) operates through our insurance group and two complementary subsidiary companies.

The Cincinnati Insurance Company leads our insurance group that also includes two subsidiaries: The Cincinnati Casualty Company and The Cincinnati Indemnity Company. This group markets a broad range of standard market commercial and personal policies. The group focuses on delivery of quality customer service to our select group of 1,702 independent insurance agencies with 2,256 reporting locations across 42 states. Other subsidiaries of The Cincinnati Insurance Company include The Cincinnati Life Insurance Company, which markets life and disability income insurance and fixed annuities, and The Cincinnati Specialty Underwriters Insurance Company, which offers excess and surplus lines property casualty insurance products. The Cincinnati Insurance Company also conducts the business of our reinsurance assumed operations, Cincinnati ReSM.

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

Investments
Our portfolio investments are primarily in publicly traded fixed-maturity and equity security investments. Fixed-maturity investments (taxable bonds, tax-exempt bonds, redeemable preferred equities and commercial mortgage- backed securities) and equity investments (common and nonredeemable preferred equities) are classified as available for sale and recorded at fair value in the consolidated financial statements. The number of fixed-maturity securities with fair value below 100 percent of amortized cost can be expected to fluctuate as interest rates rise or fall. Because of our strong capital and long-term investment horizon, our general intent is to hold fixed-maturity investments until maturity, regardless of short-term fluctuations in fair values.

Impairment charges for fixed maturities are recorded for other-than-temporary declines in value if fair value is below amortized cost and, in the asset impairment committee’s judgment, the fair value is not expected to be recouped within a designated recovery period. Our invested asset impairment policy also states that fixed maturities below their amortized cost that the company (1) intends to sell or (2) more likely than not will be required to sell before recovery of their amortized cost basis are deemed to be other-than-temporarily impaired (OTTI). The amortized cost of any such securities is reduced to fair value as the new cost basis, and a realized loss is recorded in the period in which it is recognized. When these two criteria are not met, and the company believes that full collection of interest and/or principal is not likely, we determine the net present value of future cash flows by using the effective interest rate implicit in the security at the date of acquisition as the discount rate and compare that amount with the amortized cost and fair value of the security. The difference between the net present value of the expected future cash flows and amortized cost of the security is considered a credit loss and recognized as a realized loss in the period in which it occurred. The difference between the fair value and the net present value of the cash flows of the security, the noncredit loss, is recognized in other comprehensive income as an unrealized loss. We had no fixed-maturity securities with a noncredit loss for the years ended 2017, 2016 and 2015.

Cincinnati Financial Corporation - 2017 10-K - Page 121

When determining OTTI charges for our equity portfolio, our invested asset impairment policy considers qualitative and quantitative factors, including facts and circumstances specific to individual securities; asset classes; the financial condition of the issuer; changes in dividend payment; the length of time fair value had been less than cost; the severity of the decline in fair value below cost; the volatility of the security; and our ability and intent to hold each position until its forecasted recovery.

We include the noncredit portion of fixed-maturity OTTI charges and all other unrealized gains and losses on investments, net of taxes, in shareholders’ equity as accumulated other comprehensive income (AOCI). Realized gains and losses on investments are recognized in net income based on the trade date accounting method.

Included within our other invested assets were $31 million and $31 million of life policy loans, $35 million and $23 million of private equity investments and $37 million and $27 million of real estate through direct property ownership and development projects in the United States at December 31, 2017 and 2016, respectively. Life policy loans are carried at the receivable value. The private equity investments provide their financial statements to us and generally report investments on their balance sheets at fair value. We use the equity method of accounting for private equity and real estate development investments.

Investment income, net of expenses, consists mainly of interest and dividends. We record interest on an accrual basis and record dividends at the ex-dividend date. We amortize premiums and discounts on fixed-maturity securities using the effective interest method over the expected life of the security.

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

For the purpose of ASC 825 disclosure, we estimate the fair value of our long-term senior notes on market pricing of similar debt instruments that are actively trading. We estimate the fair value of our note payable on the year-end outstanding balance because it is short term and tied to a variable interest rate. We estimate the fair value of liabilities for investment contracts and annuities using discounted cash flow calculations across a wide range of economic interest rate scenarios with a provision for our nonperformance risk. We estimate the fair value for policyholder loans on insurance contracts using a discounted cash flow model. Determination of fair value for structured settlements assumes the discount rates used to calculate the present value of expected payments are the risk-free spot rates plus an A3 rated bond spread for financial issuers at December 31, 2017, to account for nonperformance risk. See Note 3, Fair Value Measurements, for further details.

Cash and Cash Equivalents
Cash and cash equivalents are highly liquid instruments that include liquid debt instruments with original maturities of less than three months. These are carried at cost, which approximates fair value.

Property Casualty Insurance
The consolidated property casualty companies actively write property casualty insurance through independent agencies in 42 states. Our 10 largest states generated 59.7 percent and 61.4 percent of total earned premiums in 2017 and 2016, respectively. Ohio, our largest state, accounted for 16.2 percent and 16.8 percent of total earned premiums in 2017 and 2016, respectively. Illinois, Georgia, Indiana, North Carolina, Pennsylvania and Michigan each accounted for between 5 percent and 7 percent of total earned premiums in 2017. Our largest single agency relationship accounted for approximately 0.8 percent of our total property casualty earned premiums in 2017. No aggregate agency relationship locations under a single ownership structure accounted for

Cincinnati Financial Corporation - 2017 10-K - Page 122

more than 4 percent of our total property casualty earned premiums in 2017. We record revenues for installment charges as fee revenues in the consolidated statements of income.

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

Cincinnati Financial Corporation - 2017 10-K - Page 123

We capitalize acquisition costs for traditional long-duration contracts. We charge these capitalized costs associated with successfully acquiring traditional long-duration contract insurance policies in proportion to premium revenue recognized. We use the same assumptions used in establishing the liability for the contract. We update our acquisition cost assumptions periodically to reflect actual experience, and we evaluate our deferred acquisition costs for recoverability.

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

We carry the assets of separate account BOLIs at fair value. The liabilities on separate account BOLIs primarily are the contract holders’ claims to the related assets and are carried at an amount equal to the contract holders’ account value. At December 31, 2017, the current fair value of the BOLI invested assets and cash exceeded the current fair value of the contract holders’ account value by approximately $29 million. If the BOLI projected fair value were to fall below the value we guaranteed, a liability would be established with a corresponding charge to the company’s earnings.

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

Reinsurance
The Cincinnati Insurance Company offers reinsurance assumed for casualty and specialty (predominantly domestic exposure) and property (worldwide exposure). Treaties are written on a pro rata and excess of loss basis. We also continue to assume risk with limited exposure as a reinsurer for involuntary state pools.

Written premium is recorded, net of contract specific retrocessions, on an ultimate estimate basis and earned on a pro rata basis over the coverage period of the treaty. Expenses are recorded as per contract terms and deferred over the earning period of the premium.

We establish known loss reserves when reported. We establish reserves for losses in excess of reported activity in the form of IBNR. Reserves are established using actuarial analysis which includes models and methods

Cincinnati Financial Corporation - 2017 10-K - Page 124

traditionally used for the types of exposures written. We establish reserves for event specific occurrences using modeling data and company specific data when available.

We enter into other reinsurance transactions to reduce risk and uncertainty by buying property casualty reinsurance and retrocessional reinsurance as well as life reinsurance. Reinsurance and retrocessional reinsurance contracts do not relieve us from our obligation to policyholders, but rather help protect our financial strength to perform that duty. All of these ceded reinsurance contracts transfer the economic risk of loss.

Premiums that we cede are deferred and recorded as earned premiums on a pro rata basis over the terms of the contracts. We estimate loss amounts recoverable from our reinsurers based on the reinsurance policy terms. Historically, our claims with reinsurers have been paid. We establish an insignificant allowance for uncollectible reinsurance.

Income Taxes
We calculate deferred income tax liabilities and assets using tax rates in effect when temporary differences in the consolidated financial statement income and taxable income are expected to reverse. We recognize deferred income taxes for numerous temporary differences between our taxable income and consolidated financial statement income and other changes in shareholders’ equity. Such temporary differences relate primarily to unrealized gains and losses on investments and differences in the recognition of deferred acquisition costs, unearned premiums, insurance reserves and basis differences in the carrying value of investments held. We charge deferred income taxes associated with balances that impact other comprehensive income, such as unrealized appreciation and depreciation of investments (except the amount related to the effect of income tax rate changes), to shareholders’ equity in accumulated other comprehensive income (AOCI). We charge deferred taxes associated with other differences to income. Although no Internal Revenue Service (IRS) penalties currently are accrued, if incurred, they would be recognized as a component of income tax expense.

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017, and reduced U.S. corporate income tax rates from 35 percent to 21 percent. The effect of the rate change was recorded as a one-time noncash benefit to income tax expense in our consolidated statements of income for the year ended December 31, 2017. See Note 11, Income Taxes, for further detail on the Tax Act, our uncertain tax positions and other income tax items.

Earnings per Share
Net income per common share is based on the weighted average number of common shares outstanding during each of the respective years. We calculate net income per common share (diluted) assuming the exercise or conversion of share‑based awards using the treasury stock method.

Land, Building and Equipment
We record land at cost, and record building and equipment at cost less accumulated depreciation. Equipment held under capital leases also is classified as property and equipment with the related lease obligations recorded as liabilities. We capitalize and amortize costs for internally developed computer software during the application development stage. These costs generally consist of external consulting, internal payroll and payroll-related costs. Our depreciation is based on estimated useful lives (ranging from three years to 39.5 years) using straight-line and accelerated methods. Depreciation expense was $28 million for 2017, $30 million for 2016 and $36 million for 2015. We review our accumulated depreciation for our building, equipment and software assets and write off fully depreciated assets for obsolesce and nonuse. We monitor land, building and equipment and software assets for potential impairments. Potential impairments may include a significant decrease in the fair values of the assets, considerable cost overruns on projects, a change in legal factors or business climate or other factors that indicate that the carrying amount may not be recoverable or useful. There were no recorded land, building and equipment impairments for 2017, 2016 or 2015.

Cincinnati Financial Corporation - 2017 10-K - Page 125

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

Share-Based Compensation
We grant qualified and nonqualified share-based compensation under authorized plans. The stock options generally vest on a graded scale over three years following the date of grant and are exercisable over 10-year periods. We grant service-based restricted stock units that cliff vest three years after the date of grant as well as service-based restricted stock units that vest ratably over the three-year vesting term. We also grant performance-based restricted stock units that vest if certain market conditions are attained. In 2017, the CFC compensation committee approved share-based awards including incentive stock options, nonqualified stock options, service-based restricted and performance-based restricted stock units. See Note 17, Share-Based Associate Compensation Plans, for further details.

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

ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting
In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The effective date of ASU 2016-09 was for interim and annual reporting periods beginning after December 15, 2016. The recognition and classification of the excess tax benefit provisions were applied prospectively in the results of operations and statement of cash flows. This adoption resulted in excess tax benefits of $7 million for the year ended December 31, 2017, which reduced our current provision for income taxes in our results of operations. The statutory tax withholding classification, which are cash payments made to taxing authorities for shares withheld, were applied retrospectively and reclassified the statutory

Cincinnati Financial Corporation - 2017 10-K - Page 126

tax withholding requirements in the statement of cash flows from Other liabilities in operating activities to Other in financing activities. This statutory tax withholding reclassification resulted in $13 million, $12 million and $11 million being included in financing activities for the years ended December 31, 2017, 2016 and 2015, respectively. There were no cumulative effect adjustments upon adoption of this ASU.

ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“AOCI”).  ASU 2018-02 eliminates the stranded tax effects within AOCI resulting from the application of current GAAP in response to the change in the U.S. corporate income tax rate from 35 percent to 21 percent as part of the Tax Act. Stranded tax effects unrelated to the Tax Act are released from AOCI using the security-by-security approach. The effective date of ASU 2018-02 is for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted for public entities for which financial statements had not yet been issued. The company elected to early adopt ASU 2018-02 effective for the year ended December 31, 2017, and applied the provisions retrospectively within our consolidated balance sheets and statements of shareholders' equity. This adoption resulted in a one-time reclassification of the effect of remeasuring deferred tax liabilities related to items, primarily unrealized gains and losses on investments, within AOCI to retained earnings resulting from the change in the U.S. corporate income tax rate. This reclassification resulted in an increase to AOCI and a decrease to retained earnings in the amount of $492 million for the year ended December 31, 2017, with no net impact to total shareholders' equity.

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

ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 revises the accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. Our results of operations will be impacted as changes in fair value of equity securities will be reported in net income instead of other comprehensive income. The effective date of ASU 2016-01 is for interim and annual reporting periods beginning after December 15, 2017, and will be applied prospectively. The ASU has not yet been adopted. Upon adoption of this ASU on January 1, 2018, $2.503 billion of after-tax unrealized gains on equity securities will be reclassified from AOCI to retained earnings.

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

Cincinnati Financial Corporation - 2017 10-K - Page 127

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

Cincinnati Financial Corporation - 2017 10-K - Page 128

NOTE 2 – Investments
The following table provides cost or amortized cost, gross unrealized gains, gross unrealized losses and fair value for our fixed-maturity and equity securities:

(Dollars in millions)	Cost or amortized cost	Gross unrealized		Fair value
At December 31, 2017		gains	losses
Fixed-maturity securities:
Corporate	$5,420	$246	$13	$5,653
States, municipalities and political subdivisions	4,316	155	6	4,465
Commercial mortgage-backed	280	7	1	286
Government-sponsored enterprises	257	1	4	254
United States government	31	—	—	31
Foreign government	10	—	—	10
Subtotal	10,314	409	24	10,699
Equity securities:
Common equities	2,918	3,135	14	6,039
Nonredeemable preferred equities	176	34	—	210
Subtotal	3,094	3,169	14	6,249
Total	$13,408	$3,578	$38	$16,948

At December 31, 2016
Fixed-maturity securities:
Corporate	$5,555	$252	$26	$5,781
States, municipalities and political subdivisions	3,770	100	42	3,828
Commercial mortgage-backed	282	7	2	287
Government-sponsored enterprises	167	—	3	164
United States government	10	—	—	10
Foreign government	10	—	—	10
Convertibles and bonds with warrants attached	5	—	—	5
Subtotal	9,799	359	73	10,085
Equity securities:
Common equities	2,812	2,320	9	5,123
Nonredeemable preferred equities	183	28	—	211
Subtotal	2,995	2,348	9	5,334
Total	$12,794	$2,707	$82	$15,419

The net unrealized investment gains in our fixed-maturity portfolio at December 31, 2017, are primarily the result of the continued low interest rate environment that increased the fair value of our fixed-maturity portfolio. Our commercial mortgage-backed securities had an average rating of Aa1/AA at December 31, 2017 and 2016. The seven largest net unrealized investment gains in our common stock portfolio are from JP Morgan Chase & Co. (NYSE:JPM), Honeywell International Incorporated (NYSE:HON), BlackRock Inc. (NYSE:BLK), Microsoft Corporation (Nasdaq:MFST), Apple Inc. (Nasdaq:AAPL), 3M Company (NYSE:MMM) and Johnson and Johnson (NYSE:JNJ), which had a combined gross unrealized gain of $1.013 billion. At December 31, 2017, JP Morgan Chase & Co. was our largest single equity holding with a fair value of 4.0 percent of our publicly traded common equities portfolio and 1.4 percent of the total investment portfolio.

Cincinnati Financial Corporation - 2017 10-K - Page 129

The table below provides fair values and unrealized losses by investment category and by the duration of the securities’ continuous unrealized loss positions:

(Dollars in millions)	Less than 12 months		12 months or more		Total
At December 31, 2017	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed-maturity securities:
Corporate	$330	$4	$252	$9	$582	$13
States, municipalities and political subdivisions	88	1	264	5	352	6
Commercial mortgage-backed	33	—	36	1	69	1
Government-sponsored enterprises	96	1	124	3	220	4
Foreign government	10	—	—	—	10	—
United States government	23	—	6	—	29	—
Subtotal	580	6	682	18	1,262	24
Equity securities:
Common equities	229	14	—	—	229	14
Subtotal	229	14	—	—	229	14
Total	$809	$20	$682	$18	$1,491	$38
At December 31, 2016
Fixed-maturity securities:
Corporate	$733	$15	$189	$11	$922	$26
States, municipalities and political subdivisions	989	42	—	—	989	42
Commercial mortgage-backed	89	2	2	—	91	2
Government-sponsored enterprises	155	3	—	—	155	3
United States government	6	—	—	—	6	—
Subtotal	1,972	62	191	11	2,163	73
Equity securities:
Common equities	103	9	—	—	103	9
Nonredeemable preferred equities	4	—	—	—	4	—
Subtotal	107	9	—	—	107	9
Total	$2,079	$71	$191	$11	$2,270	$82

Contractual maturity dates for fixed-maturity investments were:

(Dollars in millions)	Amortized cost	Fair value	% of fair value
At December 31, 2017
Maturity dates:
Due in one year or less	$511	$519	4.9%
Due after one year through five years	2,736	2,839	26.5
Due after five years through ten years	3,921	4,058	37.9
Due after ten years	3,146	3,283	30.7
Total	$10,314	$10,699	100.0%

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

At December 31, 2017 and 2016, the company had fixed-maturity investments with a fair value of $101 million and $72 million, respectively, on deposit with various states in compliance with regulatory requirements. In addition, cash and fixed-maturity investments deposited with third parties used as collateral to secure liabilities on behalf of insureds, cedants and other creditors had a fair value of $57 million and $22 million at December 31, 2017 and 2016, respectively.

Cincinnati Financial Corporation - 2017 10-K - Page 130

In the normal course of investing activities, the company enters into investments in limited partnerships, including private equity and real estate investments, and asset-backed securities issued by third-parties. The company’s maximum exposure to loss with respect to these investments is limited to the investment carrying values included in the company’s consolidated balance sheets and any unfunded commitments.

The following table provides investment income and realized investment gains and losses:

(Dollars in millions)	Years ended December 31,
	2017	2016	2015
Investment income:
Interest	$445	$440	$428
Dividends	170	161	150
Other	4	3	3
Total	619	604	581
Less investment expenses	10	9	9
Total	$609	$595	$572

Realized investment gains and losses:
Fixed maturities:
Gross realized gains	$25	$26	$18
Gross realized losses	—	(1)	—
Other-than-temporary impairments	(6)	(2)	(18)
Equity securities:
Gross realized gains	195	152	129
Gross realized losses	(72)	(53)	(26)
Other-than-temporary impairments	(3)	—	(34)
Other	9	2	1
Total	$148	$124	$70

For the years ended December 31, 2017, 2016 and 2015, there were no credit losses on fixed-maturity securities for which a portion of OTTI has been recognized in other comprehensive income.

During 2017, we other-than-temporarily impaired six securities. At December 31, 2017, 249 fixed-maturity investments with a total unrealized loss of $18 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity investments had fair values below 70 percent of amortized cost. There were no equity security investments in an unrealized loss position for 12 months or more as of December 31, 2017.

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

Cincinnati Financial Corporation - 2017 10-K - Page 131

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

Cincinnati Financial Corporation - 2017 10-K - Page 132

The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis at December 31, 2017 and 2016. We do not have any liabilities carried at fair value. There were no transfers between Level 1 and Level 2.

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)		Significant unobservable inputs (Level 3)
At December 31, 2017		Significant other observable inputs (Level 2)		Total
Fixed maturities, available for sale:
Corporate	$—	$5,652	$1	$5,653
States, municipalities and political subdivisions	—	4,460	5	4,465
Commercial mortgage-backed	—	286	—	286
Government-sponsored enterprises	—	254	—	254
United States Government	31	—	—	31
Foreign government	—	10	—	10
Subtotal	31	10,662	6	10,699
Common equities, available for sale	6,039	—	—	6,039
Nonredeemable preferred equities, available for sale	—	210	—	210
Separate accounts taxable fixed maturities	—	795	—	795
Top Hat savings plan mutual funds and common equity (included in Other assets)	31	—	—	31
Total	$6,101	$11,667	$6	$17,774

At December 31, 2016
Fixed maturities, available for sale:
Corporate	$—	$5,703	$78	$5,781
States, municipalities and political subdivisions	—	3,828	—	3,828
Commercial mortgage-backed	—	287	—	287
Government-sponsored enterprises	—	164	—	164
United States Government	10	—	—	10
Foreign government	—	10	—	10
Convertibles and bonds with warrants attached	—	5	—	5
Subtotal	10	9,997	78	10,085
Common equities, available for sale	5,123	—	—	5,123
Nonredeemable preferred equities, available for sale	—	211	—	211
Separate accounts taxable fixed maturities	—	750	—	750
Top Hat savings plan mutual funds and common equity (included in Other assets)	24	—	—	24
Total	$5,157	$10,958	$78	$16,193

Each financial instrument that was deemed to have significant unobservable inputs when determining valuation is identified in the following tables by security type with a summary of changes in fair value for the years ended December 31, 2017 and 2016. Total Level 3 assets continue to be less than 1 percent of financial assets measured at fair value in the consolidated balance sheets. Assets presented in the table below were valued based primarily on broker/dealer quotes for which there is a lack of transparency as to inputs used to develop the valuations. Transfers into Level 3 included situations where a fair value quote was not provided by the company's nationally recognized pricing vendor and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3. Transfers out of Level 3 included situations where a broker quote was used without observable inputs or data that could not be corroborated by our pricing vendors in the prior period and significant observable inputs were identified in the current period.

Cincinnati Financial Corporation - 2017 10-K - Page 133

The following table provides the change in Level 3 assets during 2017 and 2016:

(Dollars in millions)	Asset fair value measurements using significant unobservable input
	Corporate fixed maturities	Separate accounts taxable fixed maturities	States, municipalities and political subdivisions fixed maturities	Nonredeemable preferred equities	Total
Beginning balance, January 1, 2017	$78	$—	$—	$—	$78
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—	—
Included in other comprehensive income	—	—	—	—	—
Purchases	—	—	5	—	5
Sales	—	—	—	—	—
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	(77)	—	—	—	(77)
Ending balance, December 31, 2017	$1	$—	$5	$—	$6

Beginning balance, January 1, 2016	$51	$1	$—	$3	$55
Total gains or losses (realized/unrealized):
Included in net income	—	—	—	—	—
Included in other comprehensive income	—	—	—	(1)	(1)
Purchases	57	—	—	—	57
Sales	(1)	—	—	(2)	(3)
Transfers into Level 3	13	—	—	—	13
Transfers out of Level 3	(42)	(1)	—	—	(43)
Ending balance, December 31, 2016	$78	$—	$—	$—	$78

With the exception of the above table, additional disclosures for the Level 3 category are not material, and therefore not provided.

Cincinnati Financial Corporation - 2017 10-K - Page 134

Fair Value Disclosure for Assets and Liabilities Not Carried at Fair Value
The disclosures below are presented to provide information about the effects of current market conditions on financial instruments that are not reported at fair value in our consolidated financial statements.

The following table shows fair values of our note payable and long-term debt:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At December 31, 2017
Note payable	$—	$24	$—	$24
6.900% senior debentures, due 2028	—	34	—	34
6.920% senior debentures, due 2028	—	505	—	505
6.125% senior notes, due 2034	—	477	—	477
Total	$—	$1,040	$—	$1,040

At December 31, 2016
Note payable	$—	$20	$—	$20
6.900% senior debentures, due 2028	—	33	—	33
6.920% senior debentures, due 2028	—	488	—	488
6.125% senior notes, due 2034	—	435	—	435
Total	$—	$976	$—	$976

Fair value of the note payable was determined based upon the outstanding balance at December 31, 2017 and 2016, because it is short term and tied to a variable interest rate. Fair value of the long-term debt was determined under the fair value measurements and disclosure accounting rules based on market pricing of similar debt instruments that are actively trading. We determine fair value for our debt the same way that we value corporate fixed maturities in our investment portfolio. Fair value can vary with macroeconomic conditions. Regardless of the fluctuations in fair value, the outstanding principal amount of our long-term debt is $793 million at both December 31, 2017 and 2016. None of the long-term debt is encumbered by rating triggers. The note payable and long-term debt were classified as Level 2 as an active market does not exist, but fair value is determined based on observable inputs.

The following table shows the fair value of our life policy loans, included in other invested assets:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At December 31, 2017
Life policy loans	$—	$—	$41	$41

At December 31, 2016
Life policy loans	$—	$—	$40	$40

Outstanding principal and interest for these life policy loans totaled $31 million at December 31, 2017 and 2016. To determine the fair value, we make the following significant assumptions: (1) the discount rates used to calculate the present value of expected payments are the risk-free spot rates, as nonperformance risk is minimal; and (2) the loan repayment rate by which policyholders pay off their loan balances is in line with past experience.

Cincinnati Financial Corporation - 2017 10-K - Page 135

The following table shows fair value of our deferred annuities and structured settlements included in life policy and investment contract reserves:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At December 31, 2017
Deferred annuities	$—	$—	$834	$834
Structured settlements	—	210	—	210
Total	$—	$210	$834	$1,044

At December 31, 2016
Deferred annuities	$—	$—	$839	$839
Structured settlements	—	206	—	206
Total	$—	$206	$839	$1,045

Recorded reserves for the deferred annuities were $835 million and $861 million at December 31, 2017 and 2016, respectively. Recorded reserves for the structured settlements were $161 million and $170 million at December 31, 2017 and 2016, respectively.

Fair values for deferred annuities were calculated based upon internally developed models because active markets and observable inputs do not exist. To determine the fair value, we made the following significant assumptions: (1) the discount rates used to calculate the present value of expected payments are the risk-free spot rates plus an A3 rated bond spread for financial issuers at December 31, 2017 and 2016, to account for nonperformance risk; (2) the rate of interest credited to policyholders is the portfolio net earned interest rate less a spread for expenses and profit; and (3) additional lapses occur when the credited interest rate is exceeded by an assumed competitor credited rate, which is a function of the risk-free rate of the economic scenario being modeled.

Fair values for structured settlements were calculated based on internally developed models which assume the discount rates used to calculate the present value of expected payments are the risk-free spot rates plus an A3 rated bond spread for financial issuers at December 31, 2017 and 2016, to account for nonperformance risk. The structured settlements were classified as Level 2 as an active market does not exist, but fair value is based on observable inputs.

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

For events designated as natural catastrophes resulting in losses incurred related to direct premiums, we calculate IBNR reserves directly as a result of an estimated claim counts and estimated average dollar amount per claim for each event. Once individual case reserves are established for a catastrophe event, we reduce the IBNR reserves.

Cincinnati Financial Corporation - 2017 10-K - Page 136

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

This table summarizes activity for our consolidated property casualty loss and loss expense reserves:

(Dollars in millions)	Years ended December 31,
	2017	2016	2015
Gross loss and loss expense reserves, January 1	$5,035	$4,660	$4,438
Less reinsurance recoverable	298	281	282
Net loss and loss expense reserves, January 1	4,737	4,379	4,156
Net incurred loss and loss expenses related to:
Current accident year	3,257	3,029	2,756
Prior accident years	(119)	(168)	(184)
Total incurred	3,138	2,861	2,572
Net paid loss and loss expenses related to:
Current accident year	1,404	1,260	1,152
Prior accident years	1,439	1,243	1,197
Total paid	2,843	2,503	2,349

Net loss and loss expense reserves, December 31	5,032	4,737	4,379
Plus reinsurance recoverable	187	298	281
Gross loss and loss expense reserves, December 31	$5,219	$5,035	$4,660

In 2017, 2016 and 2015, the reserve for loss and loss expense in the consolidated balance sheets also included $54 million, $50 million and $58 million, respectively, for certain life and health loss and loss expense reserves. Additional disclosures for reserves related to these health claims are not material and therefore not provided.

During 2017, we experienced $119 million of favorable development on prior accident years including $73 million of favorable development in commercial lines, $14 million of favorable development in personal lines, $29 million of favorable development in excess and surplus lines and $3 million of favorable development in our reinsurance assumed operations. We recognized favorable development of $54 million for the workers' compensation line,
$33 million for the commercial property line and $30 million for the other commercial lines due to reduced uncertainty of prior accident year loss and loss expense for these lines. This illustrates the potential for revisions inherent in estimating reserves, especially for long-tail lines such as workers’ compensation. We recognized unfavorable reserve development of $33 million for the commercial auto line due to higher loss cost effects in recent accident years, resulting in an increase of our reserve estimate for claims that have not yet been settled. Commercial casualty developed unfavorably by $11 million due to paid losses or re-estimates of case reserves at higher than expected levels.

During 2016, we experienced $168 million of favorable development on prior accident years including $129 million of favorable development in commercial lines, $4 million of favorable development in personal lines, $34 million of favorable development in excess and surplus lines and $1 million of favorable development in our reinsurance assumed operations. We recognized favorable development of $69 million for the workers' compensation line,
$29 million for the commercial property line, $20 million for commercial casualty line and $42 million for the other commercial lines due to reduced uncertainty of prior accident year loss and loss expense for these lines. We recognized unfavorable reserve development of $31 million for the commercial auto line and $18 million for the

Cincinnati Financial Corporation - 2017 10-K - Page 137

personal auto line. Both lines developed unfavorable due to higher loss cost effects in recent accident years, resulting in an increase of our reserve estimate for claims that have not yet been settled.

During 2015, we experienced $184 million of favorable development on prior accident years including $154 million of favorable development in commercial lines, $5 million of adverse development in personal lines and
$35 million of favorable development in excess and surplus lines. We recognized favorable development of
$93 million for the workers’ compensation line, largely due to more favorable 2015 workers' compensation trends for estimated payments to be made in future calendar years that were down slightly from 2014. We recognized favorable development of $63 million for the commercial casualty line. Development for products liability was favorable for most prior accident years and development of prior years for commercial umbrella coverage improved slightly better than expected. Therefore, estimated ultimate losses were lowered. Our commercial auto line experienced $31 million of adverse development due to higher loss cost effects in recent accident years, resulting in an increase of our reserve estimate for claims that have not yet been settled.

Included in our lines of business are asbestos and environmental claims. We carried $84 million and $85 million of net loss and loss expense reserves for asbestos and environmental claims at December 31, 2017 and 2016, respectively. The asbestos and environmental claims amounts for each respective year constituted less than
2.0 percent of total net loss and loss expense reserves at these year-end dates. We believe our exposure to asbestos and environmental claims is limited, largely because our reinsurance retention was $500,000 or below prior to 1987. We also were predominantly a personal lines company in the 1960s and 1970s. During the 1980s and early 1990s, commercial lines grew as a percentage of our overall business and our exposure to asbestos and environmental claims grew accordingly. Over that period, we included an asbestos and environmental exclusion in almost all policies or endorsed the exclusion to the policies. We have not engaged in any mergers or acquisitions through which such a liability could have been assumed. We continue to monitor our claims for evidence of material exposure to other mass tort classes but have found no such credible evidence to date.

The following table provides a reconciliation of the property casualty incurred losses and allocated loss adjustment expenses (ALAE) development and paid losses and ALAE development information at December 31, 2017.

(Dollars in millions)	Cumulative incurred losses and ALAE as reported within the triangles, net of reinsurance	Cumulative paid losses and ALAE as reported within the triangles, net of reinsurance	Liabilities for loss and ALAE for accident years not presented in the triangles, net of reinsurance	Total liabilities for loss and ALAE, net of reinsurance	Reinsurance recoverable on unpaid losses	Total liabilities for gross loss and loss expense reserves

Commercial casualty	$4,434	$2,573	$83	$1,944	$43	$1,987
Workers' compensation	2,259	1,598	267	928	64	992
Commercial auto	1,955	1,380	16	591	4	595
Commercial property	2,353	2,095	12	270	7	277
Personal auto	1,774	1,503	5	276	31	307
Homeowner	1,466	1,358	3	111	3	114
Excess and surplus	441	195	94	340	3	343
Other lines						315
Total liabilities for loss and ALAE reserves						4,930
Unallocated loss adjustment expense reserves						289
Gross loss and loss expense reserves						$5,219

For all lines of business, the claim counts reported are primarily measured by insurance coverages that are triggered when a loss occurs and a reserve is established.  For this purpose, coverages are defined as unique combinations of certain attributes such as line of business and cause of loss. Claims that are opened and closed without payment are included in the reported claim counts. Claim counts are presented on a direct basis only and do not reflect any assumed or ceded reinsurance.

In the following tables, commercial casualty and workers' compensation each disclose 10 accident years of loss and ALAE reserves and nine accident years of the cumulative number of reported claims. In 2009, we refined our claim count logic such that the definition of an open claim, a closed claim and a claim that closes without payment

Cincinnati Financial Corporation - 2017 10-K - Page 138

was uniform amongst all of our systems, including legacy systems. Therefore, consistent definitions are only available for accident year 2009 and forward. We will increase the commercial casualty and workers’ compensation cumulative number of reported claims by one year in future periods, not to exceed 10 years. Commercial auto, commercial property, personal auto and homeowner each disclose five accident years of loss and ALAE reserves and cumulative number of reported claims as each of these lines have five year cumulative average annual percentage payouts of approximately 95 percent or higher. The excess and surplus lines began operations in 2008 with earned premiums and loss and ALAE reserves being immaterial prior to 2011. Accordingly, we disclosed seven accident years of loss and ALAE reserves and cumulative number of reported claims for the excess and surplus lines, and will disclose additional accident years in subsequent annual filings, not to exceed 10 years.

Cincinnati Financial Corporation - 2017 10-K - Page 139

Commercial Casualty
The following table shows the commercial casualty incurred and paid losses and ALAE development by accident year. The table also shows the IBNR reserves plus expected development on reported losses and claim frequency:

(Dollars in millions, reported claims in thousands)											As of December 31, 2017
Incurred losses and ALAE, net of reinsurance											Total of incurred but not reported liabilities plus expected development on reported losses	Cumulative number of reported claims
	Years ended December 31,
Accident	2008	2009	2010	2011	2012	2013	2014	2015	2016
Year	Unaudited									2017
2008	$516	$458	$409	$387	$362	$359	$357	$357	$355	$366	$11	—
2009		484	409	412	360	370	365	357	357	353	10	20
2010			495	394	378	349	347	348	349	343	19	20
2011				466	404	377	377	375	380	366	17	19
2012					466	414	417	394	394	404	43	18
2013						448	443	431	416	413	64	19
2014							503	496	479	476	82	21
2015								533	526	529	170	20
2016									563	574	247	19
2017										610	381	15
Total										$4,434

Cumulative paid losses and ALAE, net of reinsurance
2008	$31	$93	$158	$212	$262	$293	$315	$325	$331	$339
2009		27	75	151	213	267	295	310	322	328
2010			33	92	159	203	256	285	300	314
2011				27	93	149	227	266	298	315
2012					27	88	170	232	288	330
2013						35	90	159	232	286
2014							34	97	172	287
2015								38	108	200
2016									46	126
2017										48
Total										2,573
All outstanding liabilities before 2008, net of reinsurance										83
Liabilities for loss and ALAE, net of reinsurance										$1,944

The following table shows the average annual percentage payout of incurred losses for the commercial casualty line of business:

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Average annual percentage payout	7.9%	14.9%	18.0%	17.7%	13.7%	8.8%	4.8%	3.5%	1.6%	1.8%

Cincinnati Financial Corporation - 2017 10-K - Page 140

Workers’ Compensation
The following table shows the workers’ compensation incurred and paid losses and ALAE development by accident year. The table also shows the IBNR reserves plus expected development on reported losses and claim frequency:

(Dollars in millions, reported claims in thousands)											As of December 31, 2017
Incurred losses and ALAE, net of reinsurance											Total of incurred but not reported liabilities plus expected development on reported losses	Cumulative number of reported claims
	Years ended December 31,
Accident	2008	2009	2010	2011	2012	2013	2014	2015	2016
Year	Unaudited									2017
2008	$298	$305	$310	$302	$299	$299	$297	$296	$296	$293	$28	—
2009		307	278	263	238	238	235	234	234	232	18	27
2010			283	274	248	242	240	239	240	237	22	26
2011				284	251	246	242	239	236	231	22	24
2012					265	245	234	220	213	211	26	21
2013						264	246	221	212	208	28	20
2014							261	233	214	203	31	19
2015								246	220	208	60	17
2016									230	218	72	16
2017										218	89	13
Total										$2,259

Cumulative paid losses and ALAE, net of reinsurance
2008	$72	$155	$195	$217	$233	$242	$247	$251	$254	$256
2009		65	132	163	179	188	193	198	201	202
2010			67	134	164	181	192	198	202	204
2011				65	131	161	177	186	190	192
2012					62	121	147	162	171	175
2013						61	119	144	157	164
2014							56	110	134	148
2015								47	93	115
2016									46	97
2017										45
Total										1,598
All outstanding liabilities before 2008, net of reinsurance										267
Liabilities for loss and ALAE, net of reinsurance										$928

The following table shows the average annual percentage payout of incurred losses for the workers’ compensation line of business:

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Average annual percentage payout	25.9%	26.9%	12.4%	7.0%	4.2%	2.4%	1.5%	1.4%	0.8%	0.5%

Cincinnati Financial Corporation - 2017 10-K - Page 141

Commercial Auto
The following table shows the commercial auto incurred and paid losses and ALAE development by accident year. The table also shows the IBNR reserves plus expected development on reported losses and claim frequency:

(Dollars in millions, reported claims in thousands)						As of December 31, 2017
Incurred losses and ALAE, net of reinsurance						Total of incurred but not reported liabilities plus expected development on reported losses	Cumulative number of reported claims
	Years ended December 31,
Accident	2013	2014	2015	2016
Year	Unaudited				2017
2013	$292	$305	$315	$322	$322	$5	46
2014		333	346	351	358	8	51
2015			374	384	394	15	51
2016				417	430	36	53
2017					451	127	47
Total					$1,955

Cumulative paid losses and ALAE, net of reinsurance
2013	$141	$199	$246	$285	$307
2014		159	223	273	310
2015			173	244	303
2016				184	273
2017					187
Total					1,380
All outstanding liabilities before 2013, net of reinsurance					16
Liabilities for loss and ALAE, net of reinsurance					$591

The following table shows the average annual percentage payout of incurred losses for the commercial auto line of business. Commercial auto includes both physical damage and liability losses. A majority of the incurred losses paid after year 2 are the result of liability losses.

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)
Years	1	2	3	4	5
Average annual percentage payout	43.3%	18.7%	14.5%	11.2%	6.7%

Cincinnati Financial Corporation - 2017 10-K - Page 142

Commercial Property
The following table shows the commercial property incurred and paid losses and ALAE development by accident year. The table also shows the IBNR reserves plus expected development on reported losses and claim frequency:

(Dollars in millions, reported claims in thousands)						As of December 31, 2017
Incurred losses and ALAE, net of reinsurance						Total of incurred but not reported liabilities plus expected development on reported losses	Cumulative number of reported claims
	Years ended December 31,
Accident	2013	2014	2015	2016
Year	Unaudited				2017
2013	$389	$359	$352	$356	$357	$1	14
2014		452	444	441	442	2	17
2015			454	414	416	2	17
2016				590	551	7	17
2017					587	24	16
Total					$2,353

Cumulative paid losses and ALAE, net of reinsurance
2013	$227	$330	$344	$349	$352
2014		297	412	432	437
2015			279	388	407
2016				358	504
2017					395
Total					2,095
All outstanding liabilities before 2013, net of reinsurance					12
Liabilities for loss and ALAE, net of reinsurance					$270

The following table shows the average annual percentage payout of incurred losses for the commercial property line of business:

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)
Years	1	2	3	4	5
Average annual percentage payout	66.0%	26.9%	4.4%	1.1%	0.9%

Cincinnati Financial Corporation - 2017 10-K - Page 143

Personal Auto
The following table shows the personal auto incurred and paid losses and ALAE development by accident year. The table also shows the IBNR reserves plus expected development on reported losses and claim frequency:

(Dollars in millions, reported claims in thousands)						As of December 31, 2017
Incurred losses and ALAE, net of reinsurance						Total of incurred but not reported liabilities plus expected development on reported losses	Cumulative number of reported claims
	Years ended December 31,
Accident	2013	2014	2015	2016
Year	Unaudited				2017
2013	$280	$280	$293	$298	$298	$—	96
2014		317	317	325	324	—	105
2015			343	356	356	—	108
2016				383	384	8	110
2017					412	55	102
Total					$1,774

Cumulative paid losses and ALAE, net of reinsurance
2013	$190	$245	$272	$287	$293
2014		210	267	298	313
2015			229	292	325
2016				243	316
2017					256
Total					1,503
All outstanding liabilities before 2013 net of reinsurance					5
Liabilities for loss and ALAE, net of reinsurance					$276

The following table shows the average annual percentage payout of incurred losses for the personal auto line of business. Personal auto includes both physical damage and liability losses. A majority of the incurred losses paid after year 2 are the result of liability losses.

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)
Years	1	2	3	4	5
Average annual percentage payout	63.7%	18.1%	9.4%	4.8%	1.9%

Cincinnati Financial Corporation - 2017 10-K - Page 144

Homeowner
The following table shows the homeowner incurred and paid losses and ALAE development by accident year. The table also shows the IBNR reserves plus expected development on reported losses and claim frequency:

(Dollars in millions, reported claims in thousands)						As of December 31, 2017
Incurred losses and ALAE, net of reinsurance						Total of incurred but not reported liabilities plus expected development on reported losses	Cumulative number of reported claims
	Years ended December 31,
Accident	2013	2014	2015	2016
Year	Unaudited				2017
2013	$252	$246	$247	$247	$246	$—	25
2014		297	283	286	285	1	26
2015			284	275	275	1	24
2016				315	304	3	23
2017					356	8	24
Total					$1,466

Cumulative paid losses and ALAE, net of reinsurance
2013	$180	$236	$242	$244	$246
2014		224	273	281	283
2015			203	260	269
2016				208	283
2017					277
Total					1,358
All outstanding liabilities before 2013, net of reinsurance					3
Liabilities for loss and ALAE, net of reinsurance					$111

The following table shows the average annual percentage payout of incurred losses for the homeowner line of business:

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)
Years	1	2	3	4	5
Average annual percentage payout	74.4%	21.3%	3.0%	0.7%	0.4%

Cincinnati Financial Corporation - 2017 10-K - Page 145

Excess and Surplus Lines
The following table shows the excess and surplus lines incurred and paid losses and ALAE development by accident year. The table also shows the IBNR reserves plus expected development on reported losses and claim frequency:

(Dollars in millions, reported claims in thousands)								As of December 31, 2017
Incurred losses and ALAE, net of reinsurance								Total of incurred but not reported liabilities plus expected development on reported losses	Cumulative number of reported claims
	Years ended December 31,
Accident	2011	2012	2013	2014	2015	2016
Year	Unaudited						2017
2011	$48	$47	$44	$38	$36	$35	$35	$1	1
2012		67	56	49	40	37	36	1	1
2013			74	64	54	45	42	4	2
2014				95	82	75	64	16	2
2015					96	81	73	22	2
2016						93	87	34	2
2017							104	64	2
Total							$441

Cumulative paid losses and ALAE, net of reinsurance
2011	$8	$14	$23	$27	$30	$32	$34
2012		9	15	19	25	29	31
2013			7	12	20	27	32
2014				9	17	27	37
2015					8	19	29
2016						10	21
2017							11
Total							195
All outstanding liabilities before 2011, net of reinsurance							94
Liabilities for loss and ALAE, net of reinsurance							$340

The following table shows the average annual percentage payout of incurred losses for the excess and surplus lines insurance segment. Excess and surplus lines consist mostly of commercial casualty and commercial property coverages. A majority of the incurred losses paid after year 2 are the result of commercial casualty losses.

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)
Years	1	2	3	4	5	6	7
Average annual percentage payout	16.0%	14.1%	17.5%	14.7%	10.7%	7.2%	1.1%

Cincinnati Financial Corporation - 2017 10-K - Page 146

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

This table summarizes our life policy and investment contract reserves:

(Dollars in millions)	At December 31,
	2017	2016
Life policy reserves:
Ordinary/traditional life	$1,080	$1,011
Other	47	45
Subtotal	1,127	1,056
Investment contract reserves:
Deferred annuities	835	861
Universal life	601	578
Structured settlements	160	170
Other	6	6
Subtotal	1,602	1,615
Total life policy and investment contract reserves	$2,729	$2,671

Cincinnati Financial Corporation - 2017 10-K - Page 147

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

(Dollars in millions)	Years ended December 31,
	2017	2016	2015
Property casualty:
Deferred policy acquisition costs asset, January 1	$408	$388	$379
Capitalized deferred policy acquisition costs	897	840	801
Amortized deferred policy acquisition costs	(867)	(820)	(792)
Deferred policy acquisition costs asset, December 31	$438	$408	$388

Life:
Deferred policy acquisition costs asset, January 1	$229	$228	$199
Capitalized deferred policy acquisition costs	51	49	45
Amortized deferred policy acquisition costs	(46)	(43)	(37)
Amortized shadow deferred policy acquisition costs	(2)	(5)	21
Deferred policy acquisition costs asset, December 31	$232	$229	$228

Consolidated:
Deferred policy acquisition costs asset, January 1	$637	$616	$578
Capitalized deferred policy acquisition costs	948	889	846
Amortized deferred policy acquisition costs	(913)	(863)	(829)
Amortized shadow deferred policy acquisition costs	(2)	(5)	21
Deferred policy acquisition costs asset, December 31	$670	$637	$616

No premium deficiencies were recorded in the consolidated statements of income in 2017, 2016 and 2015, as the sum of the anticipated loss and loss expenses, policyholder dividends and unamortized deferred acquisition expenses did not exceed the related unearned premiums and anticipated investment income.

Cincinnati Financial Corporation - 2017 10-K - Page 148

NOTE 7 – Note Payable
We have one line of credit through multiple commercial banks with a borrowing capacity of $225 million and an additional $50 million accordion feature. Our unsecured revolving credit facility has a term of five years that expires May 13, 2019. We had no compensating balance requirements on short-term debt for either 2017 or 2016. At December 31, 2017 and 2016, $24 million and $20 million was drawn on the line of credit, respectively. The interest rate charged on our borrowings on this credit agreement ranged from 1.65 percent to 2.45 percent during 2017 and ranged from 1.31 percent to 1.49 percent during 2016.

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

Capital lease obligations, excluding an insignificant amount of interest, totaled $40 million and $39 million in 2017 and 2016, respectively. Below are the expected capital lease obligations that we expect to pay over the next six years:

(Dollars in millions)	Years ended December 31,
	2018	2019	2020	2021	2022	2023
Capital lease obligations	$12	$10	$7	$5	$4	$2

NOTE 9 – Shareholders’ Equity and Dividend Restrictions
Declared cash dividends per share were $2.50, $1.92 and $2.30 for the years ended December 31, 2017, 2016 and 2015, respectively.

Our insurance subsidiary declared dividends to the parent company of $465 million in 2017, $475 million in 2016 and $447 million in 2015. State regulatory requirements restrict the dividends insurance subsidiaries can pay. Generally, the most our insurance subsidiary can pay without prior regulatory approval is the greater of 10 percent of statutory capital and surplus or 100 percent of statutory net income for the prior calendar year. Dividends exceeding these limitations may be paid only with approval of the insurance department of the domiciliary state. During 2018, the total that our insurance subsidiary, which is the parent of all other insurance subsidiaries, may declare in dividends is approximately $509 million.

Accumulated Other Comprehensive Income
The table below shows beginning and end of year accumulated other comprehensive income (AOCI) for investments, pension obligations, life deferred acquisition costs, life policy reserves and other. The changes from the beginning of year to the end of year are the result of changes to other comprehensive income or loss (OCI).

Additionally, as a result of the early adoption of ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, included in the table below is the reclassification of $492 million which increased AOCI and decreased retained earnings. See Note 1, Summary of Significant Accounting Policies for further explanation of this ASU.

Cincinnati Financial Corporation - 2017 10-K - Page 149

(Dollars in millions)	2017			2016			2015
	Before tax	Income tax	Net	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, January 1	$2,625	$908	$1,717	$2,094	$722	$1,372	$2,719	$942	$1,777
OCI before realized gains recognized in net income	1,054	366	688	653	229	424	(556)	(196)	(360)
Realized gains recognized in net income	(139)	(49)	(90)	(122)	(43)	(79)	(69)	(24)	(45)
OCI	915	317	598	531	186	345	(625)	(220)	(405)
Adjustment to reclassify certain tax effects from AOCI	—	(492)	492	—	—	—	—	—	—
AOCI, December 31	$3,540	$733	$2,807	$2,625	$908	$1,717	$2,094	$722	$1,372

Pension obligations:
AOCI, January 1	$(26)	$(8)	$(18)	$(42)	$(14)	$(28)	$(36)	$(12)	$(24)
OCI excluding amortization recognized in net income	12	6	6	13	5	8	(12)	(5)	(7)
Amortization recognized in net income	2	1	1	3	1	2	6	3	3
OCI	14	7	7	16	6	10	(6)	(2)	(4)
AOCI, December 31	$(12)	$(1)	$(11)	$(26)	$(8)	$(18)	$(42)	$(14)	$(28)

Life deferred acquisition costs, life policy reserves and other:
AOCI, January 1	$(9)	$(3)	$(6)	$1	$1	$—	$(12)	$(3)	$(9)
OCI before realized gains recognized in net income	8	5	3	(8)	(3)	(5)	14	5	9
Realized gains recognized in net income	(9)	(4)	(5)	(2)	(1)	(1)	(1)	(1)	—
OCI	(1)	1	(2)	(10)	(4)	(6)	13	4	9
AOCI, December 31	$(10)	$(2)	$(8)	$(9)	$(3)	$(6)	$1	$1	$—

Summary of AOCI:
AOCI, January 1	$2,590	$897	$1,693	$2,053	$709	$1,344	$2,671	$927	$1,744
Investments OCI	915	317	598	531	186	345	(625)	(220)	(405)
Pension obligations OCI	14	7	7	16	6	10	(6)	(2)	(4)
Life deferred acquisition costs, life policy reserves and other OCI	(1)	1	(2)	(10)	(4)	(6)	13	4	9
Total OCI	928	325	603	537	188	349	(618)	(218)	(400)
Adjustment to reclassify certain tax effects from AOCI	—	(492)	492	—	—	—	—	—	—
AOCI, December 31	$3,518	$730	$2,788	$2,590	$897	$1,693	$2,053	$709	$1,344

Investments realized gains and life deferred acquisition costs, life policy reserves and other realized gains are recorded in the realized investment gains, net, line item in the consolidated statements of income. Amortization on pension obligations is recorded in the insurance losses and contract holders' benefits and underwriting, acquisition and insurance expenses line items in the consolidated statements of income.

Cincinnati Financial Corporation - 2017 10-K - Page 150

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

The tables below summarize our consolidated property casualty insurance net written premiums, earned premiums and incurred loss and loss expenses:

(Dollars in millions)	Years ended December 31,
	2017	2016	2015
Direct written premiums	$4,854	$4,646	$4,461
Assumed written premiums	125	103	77
Ceded written premiums	(139)	(169)	(177)
Net written premiums	$4,840	$4,580	$4,361

(Dollars in millions)	Years ended December 31,
	2017	2016	2015
Direct earned premiums	$4,752	$4,567	$4,396
Assumed earned premiums	132	77	29
Ceded earned premiums	(162)	(162)	(154)
Earned premiums	$4,722	$4,482	$4,271

(Dollars in millions)	Years ended December 31,
	2017	2016	2015
Direct incurred loss and loss expenses	$2,961	$2,874	$2,596
Assumed incurred loss and loss expenses	113	43	12
Ceded incurred loss and loss expenses	64	(56)	(36)
Incurred loss and loss expenses	$3,138	$2,861	$2,572

Our changes in direct incurred and ceded incurred compared to prior years resulted primarily from a large settlement paid by USAIG, a joint underwriting association of individual insurance companies that collectively functions as a worldwide aviation insurance market. This settlement resulted in offsetting amounts to direct incurred and ceded incurred with no change to our net incurred loss and loss expenses. We terminated our participation in the USAIG pool after policy year 2002.

Our life insurance company purchases reinsurance for protection of a portion of risks that are written. Primary components of our life reinsurance program include individual mortality coverage, aggregate catastrophe and accidental death coverage in excess of certain deductibles.

Cincinnati Financial Corporation - 2017 10-K - Page 151

The tables below summarize our consolidated life insurance earned premiums and contract holders' benefits incurred:

(Dollars in millions)	Years ended December 31,
	2017	2016	2015
Direct earned premiums	$300	$290	$271
Ceded earned premiums	(68)	(62)	(62)
Earned premiums	$232	$228	$209

(Dollars in millions)	Years ended December 31,
	2017	2016	2015
Direct contract holders' benefits incurred	$319	$303	$292
Ceded contract holders' benefits incurred	(67)	(57)	(56)
Contract holders' benefits incurred	$252	$246	$236

The ceded benefits incurred can vary depending on the type of life insurance policy held and the year the policy was issued.

Cincinnati Financial Corporation - 2017 10-K - Page 152

NOTE 11 – Income Taxes
The significant components of deferred tax assets and liabilities included in the consolidated balance sheets at December 31 were as follows:

(Dollars in millions)	At December 31,
	2017	2016
Deferred tax assets:
Loss and loss expense reserves	$123	$199
Unearned premiums	100	158
Investments	—	5
Other	27	52
Total gross deferred tax assets	250	414
Deferred tax liabilities:
Unrealized investment gains and other, net	740	907
Deferred acquisition costs	123	195
Life policy reserves	111	162
Investments	10	—
Other	11	15
Total gross deferred tax liabilities	995	1,279
Net deferred income tax liability	$745	$865

Deferred tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount recognized for tax purposes.

Deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized. After considering all positive and negative evidence of taxable income in the carryback and carryforward periods as permitted by law, we believe it is more likely than not that all of the deferred tax asset will be realized. As a result, we have no valuation allowance as of December 31, 2017 and 2016.

The differences between the 35 percent statutory federal income tax rate and our effective income tax rate were as follows:

(Dollars in millions)	Years ended December 31,
	2017		2016		2015
Tax at statutory rate:	$256	35.0%	$284	35.0%	$308	35.0%
Increase (decrease) resulting from:
Tax-exempt income from municipal bonds	(36)	(4.9)	(34)	(4.2)	(33)	(3.7)
Dividend received exclusion	(34)	(4.7)	(33)	(4.1)	(32)	(3.6)
Deferred tax benefit due to tax rate change	(495)	(67.8)	—	—	—	—
Other	(6)	(0.8)	4	0.5	4	0.3
Provision for income taxes	$(315)	(43.2)%	$221	27.2%	$247	28.0%

Cincinnati Financial Corporation - 2017 10-K - Page 153

The Tax Act was enacted on December 22, 2017, and represented one of the most comprehensive changes in U.S. corporate income taxation since 1986. The Tax Act revises the U.S. corporate income tax by lowering the corporate income tax rate from a top marginal rate of 35 percent to a flat rate of 21 percent. In addition to lowering tax rates, changes were made to the amount of the dividends received deduction and the required proration addback for qualified dividend income and tax exempt municipal interest. The Tax Act is effective January 1, 2018. The reduction in corporate income tax rate decreased our net deferred tax liability as of December 22, 2017, by $495 million. The effect of the rate change was recorded as a one-time noncash benefit to income tax expense in our consolidated statements of income for the year ended December 31, 2017, with an effective tax rate benefit of 67.8 percent. This benefit results from re-measuring our net deferred tax liability at the newly enacted corporate income tax rate of 21 percent (the rate at which the deferred items are expected to be reversed) versus the 35 percent rate at which the net deferred tax benefits were previously carried. Of this $495 million benefit, $492 million relates to net unrealized gains on investments and other AOCI amounts. The remainder relates to differences in the recognition of deferred acquisition costs, unearned premiums, insurance reserves and basis differences in the carrying value of investments held. We expect to complete determination of the effects of the Tax Act on our deferred tax assets and liabilities as part of the annual income tax return filing process which is expected to be completed in the fourth quarter of 2018.

The provision for federal income taxes is based upon filing a consolidated income tax return for the company and its subsidiaries. Included in Other above is the current year tax benefit under ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which decreased both the provision for income taxes and the effective income tax rate by $7 million and 1 percent, respectively. As of December 31, 2017, 2016 and 2015, we had no operating or capital loss carryforwards.

Unrecognized Tax Benefits
As a result of positions either taken in our 2014 through 2016 federal tax returns filed with the IRS or expected to be taken in the 2017 filing, we believe it is more likely than not that our tax liability will be sustained upon examination by the IRS. We therefore carry no amount for unrecognized tax benefits for the years ended 2014 through 2017.

The statute of limitations for federal tax purposes has closed for tax years 2013 and earlier. There are no federal returns under examination and we have not been notified of any upcoming IRS examinations.

Income taxes paid in our consolidated statements of cash flows are shown net of refunds received of $18 million in 2017, $2 million in 2016 and an immaterial amount in 2015.

In addition to our IRS filings, we file income tax returns with immaterial amounts in various state jurisdictions. The statute of limitations for state income tax purposes has closed for tax years 2013 and earlier. There are no state income returns under examination and we have not been notified of any upcoming state examinations.

Cincinnati Financial Corporation - 2017 10-K - Page 154

NOTE 12 – Net Income Per Common Share
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are computed based on the weighted average number of common and dilutive potential common shares outstanding using the treasury stock method. The table shows calculations for basic and diluted earnings per share:

(In millions, except per share data)	Years ended December 31,
	2017	2016	2015
Numerator:
Net income—basic and diluted	$1,045	$591	$634
Denominator:
Basic weighted-average common shares outstanding	164.2	164.5	164.0
Effect of share-based awards:
Stock options	1.1	1.1	1.0
Nonvested shares	0.7	0.9	0.6
Diluted weighted-average shares	166.0	166.5	165.6
Earnings per share:
Basic	$6.36	$3.59	$3.87
Diluted	6.29	3.55	3.83
Number of anti-dilutive share-based awards	0.7	0.3	0.4

The current sources of dilution of our common shares are certain equity-based awards as discussed in Note 17, Share-Based Associate Compensation Plans. The above table includes the number of anti-dilutive share-based awards at year-end 2017, 2016 and 2015. We did not include these share-based awards in the computation of net income per common share (diluted) because their exercise would have anti-dilutive effects. Our 2017 net income and basic and diluted earnings per share were impacted by the Tax Act as discussed in Note 11, Income Taxes.

Cincinnati Financial Corporation - 2017 10-K - Page 155

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

We sponsor a defined contribution plan (401(k) plan) with matching company contributions totaling $16 million,
$14 million and $12 million during the years 2017, 2016 and 2015, respectively. Associates who are not accruing benefits under the pension plan are eligible to receive the company match of up to 6 percent of cash compensation. Participants vest in the company match for the 401(k) plan after three years of eligible service.

We maintain a supplemental executive retirement plan (SERP) with a benefit obligation of $9 million at year-end 2017 and $15 million at year-end 2016, which is included in the projected benefit obligation. The company also makes available to a select group of associates the CFC Top Hat Savings Plan, a nonqualified deferred compensation plan, which had a fair value of $31 million and $24 million at December 31, 2017 and 2016, respectively. Company matching contributions to the CFC Top Hat Savings Plan totaled $1 million for the year 2017 and less than $1 million for both years 2016 and 2015.

Defined Benefit Pension Plan Assumptions
We evaluate our pension plan assumptions annually and update them as necessary. This is a summary of the weighted-average assumptions used to determine our benefit obligations at December 31 for the plans:

	Qualified Pension Plan		SERP
	2017	2016	2017	2016
Discount rate	3.73%	4.30%	3.61%	4.10%
Rate of compensation increase	2.75-3.25	2.75-3.25	2.75-3.25	2.75-3.25

To determine the discount rate for each plan, a theoretical settlement portfolio of high-quality rated corporate bonds was chosen to provide payments approximately matching the plan’s projected benefit payments. A single interest rate for each plan was determined resulting in a discounted value of the plan's benefit payments that equates to the market value of the selected bonds. The discount rate is reflective of current market interest rate conditions and our plan's liability characteristics. Based on this analysis, we decreased the rate from the prior year by 0.57 percentage points for the qualified pension plan and by 0.49 percentage points for the SERP. Compensation increase assumptions reflect anticipated rates of inflation, real return on wage growth and merit and promotional increases. The mortality assumption is updated annually to reflect the updated scale. The RP-2014 Employee Mortality Tables and RP-2014 Annuitant Mortality Tables for males and females projected generationally with Scale MP-2017, Scale MP-2016 and Scale MP-2015 were used for the years 2017, 2016 and 2015, respectively. The updated mortality table did not have a significant impact on our consolidated financial statements as our qualified plan assumes the majority of benefits will be paid in the form of lump sums.

This is a summary of the weighted-average assumptions used to determine our net periodic benefit cost for the plans:

	Qualified Pension Plan			SERP
	2017	2016	2015	2017	2016	2015
Discount rate	4.30%	4.55%	4.25%	4.10%	4.30%	4.05%
Expected return on plan assets	7.25	7.25	7.25	n/a	n/a	n/a
Rate of compensation increase	2.75-3.25	2.75-3.25	2.75-3.25	2.75-3.25	2.75-3.25	2.75-3.25

Cincinnati Financial Corporation - 2017 10-K - Page 156

The discount rate was decreased by 0.25 percentage points for the qualified pension plan and 0.20 percentage points for the SERP due to market interest rate conditions at the beginning of 2017. The discount rate assumptions for our benefit obligation generally track with high-quality rated corporate bond yields chosen in our theoretical settlement portfolio, and yearly adjustments reflect any changes to those bond yields. We believe the expected return on plan assets is representative of the expected long-term rate of return on these assets, which is consistent with 2017 expectations of interest rates and based partially on the fact that the plan’s common stock holdings pay dividends. We review historical actual return on plan assets when determining our expected long-term rate of return. Total portfolio return for 2017 was 17.4 percent and for 2016 was 16.6 percent. Our compensation increase assumptions in 2017 reflect anticipated rates of inflation, real return on wage growth and merit and promotional increases.

Benefit obligation activity using an actuarial measurement date for our qualified pension plan and SERP at December 31 follows:

(Dollars in millions)	At December 31,
	2017	2016
Change in projected benefit obligation:
Benefit obligation, January 1	$340	$323
Service cost	11	11
Interest cost	14	14
Actuarial loss	20	13
Benefits paid	(34)	(21)
Projected benefit obligation, December 31	$351	$340

Change in plan assets:
Fair value of plan assets, January 1	$315	$278
Actual return on plan assets	52	45
Employer contribution	12	13
Benefits paid	(34)	(21)
Fair value of plan assets, December 31	$345	$315

Funded status, December 31	$(6)	$(25)

Accumulated benefit obligation	$322	$309

Our unfunded status improved for 2017 primarily due to better-than-expected return on plan assets partially offset by actuarial losses resulting largely from decreases in discount rate and assumed lump sum rates.

A reconciliation follows of the funded status for our qualified plan and SERP at the end of the measurement period to the amounts recognized in the consolidated balance sheets at December 31:

(Dollars in millions)	At December 31,
	2017	2016
Pension amounts recognized in the consolidated balance sheets:
Other liabilities	$(6)	$(25)
Total	$(6)	$(25)

Pension amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$12	$26
Prior service cost	—	—
Total	$12	$26

Cincinnati Financial Corporation - 2017 10-K - Page 157

Below are the components of our net periodic benefit cost, as well as other changes in plan assets and benefit obligations recognized in other comprehensive income for our qualified plan and SERP at December 31:

(Dollars in millions)	Years ended December 31,
	2017	2016	2015
Net periodic benefit cost:
Service cost	$11	$11	$12
Interest cost	14	14	14
Expected return on plan assets	(21)	(19)	(18)
Amortization of actuarial loss and prior service cost	2	3	6
Other	1	—	1
Net periodic benefit cost	$7	$9	$15

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial (gain) loss	$(11)	$(13)	$13
Amortization of actuarial loss	(3)	(2)	(6)
Amortization of prior service cost	—	(1)	(1)
Total recognized in other comprehensive (income) loss	$(14)	$(16)	$6
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(7)	$(7)	$21

The 2017 amount recognized in net periodic benefit cost and other comprehensive income remained unchanged from 2016. The 2016 change in the amount recognized in other comprehensive income from 2015 is largely due to better-than-expected investment return partially offset with decreases in discount and assumed lump sum rates. The estimated costs to be amortized from AOCI into net periodic benefit cost over the next year for our plans are
$1 million in actuarial loss and less than $1 million in prior service cost.

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

Excluding cash, during 2017 we held approximately 80 percent of our pension portfolio in domestic common equity investments. The remainder of the portfolio consisted of 9 percent in states, municipalities and taxable political subdivisions fixed-maturity investments and 11 percent in domestic corporate fixed-maturity investments. Our common equity portfolio consisted of 22 percent in both the the information technology sector and financial sector, 15 percent in the healthcare sector, 13 percent in the consumer discretionary sector and 12 percent in the industrial sector at year-end 2017. No additional sectors accounted for 10 percent or more of our common equity portfolio balance at year-end 2017.

Cincinnati Financial Corporation - 2017 10-K - Page 158

Investments in securities are valued based on the fair value hierarchy outlined in Note 3, Fair Value Measurements. The pension plan did not have any liabilities carried at fair value during the years ended December 31, 2017 and 2016. There have been no transfers between Level 1 and Level 2 for the years ended December 31, 2017 and 2016. The following table shows the fair value hierarchy for those assets measured at fair value on a recurring basis at December 31, 2017 and 2016. Excluded from the table below is cash on hand of $18 million and $11 million at December 31, 2017 and 2016, respectively.

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At December 31, 2017
Fixed maturities, available for sale:
States, municipalities and political subdivisions	$—	$31	$—	$31
Corporate	—	34	—	34
Total fixed maturities, available for sale	—	65	—	65
Common equities, available for sale	262	—	—	262
Total	$262	$65	$—	$327

At December 31, 2016
Fixed maturities, available for sale:
States, municipalities and political subdivisions	$—	$31	$—	$31
Corporate	—	20	—	20
Total fixed maturities, available for sale	—	51	—	51
Common equities, available for sale	253	—	—	253
Total	$253	$51	$—	$304

Our pension plan assets included 232,113 shares of the company’s common stock at both December 31, 2017 and 2016, which had a fair value of $17 million and $18 million at December 31, 2017 and 2016, respectively. The defined benefit pension plan did not purchase any shares of our common stock during 2017 and 2016. No shares of our common stock were sold during 2017. During 2016, the pension plan sold 35,000 shares of the company’s common stock. The company paid $1 million in 2017 and less than $1 million in 2016 in cash dividends on our common stock to the pension plan.

We contributed $5 million to our qualified plan during the first quarter of 2018 and estimate $5 million of benefit payments from the SERP during 2018. We expect to make the following benefit payments for our qualified plan and SERP, reflecting expected future service:

(Dollars in millions)	Years ended December 31,
	2018	2019	2020	2021	2022	2023 - 2027
Expected future benefit payments	$26	$24	$25	$29	$26	$146

Cincinnati Financial Corporation - 2017 10-K - Page 159

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

(Dollars in millions)	Net income (loss)			Capital and surplus
	Years ended December 31,			At December 31,
	2017	2016	2015	2017	2016
The Cincinnati Insurance Company	$401	$434	$534	$5,094	$4,686
The Cincinnati Casualty Company	21	11	12	392	360
The Cincinnati Indemnity Company	4	4	3	100	93
The Cincinnati Specialty Underwriters Insurance Company	58	57	49	436	372
The Cincinnati Life Insurance Company	12	2	(11)	195	200

NOTE 15 – Transactions With Affiliated Parties
We paid certain officers and directors, or insurance agencies of which they are shareholders, commissions of
$7 million in 2017, 2016 and 2015, on premium volume of $45 million, $44 million and $42 million for 2017, 2016 and 2015, respectively.

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

Cincinnati Financial Corporation - 2017 10-K - Page 160

on the company's consolidated results of operations or cash flows. Based on our most recent review, our estimate for any other matters for which the risk of loss is not probable, but more than remote, is immaterial.

NOTE 17 – Share-Based Associate Compensation Plans
Four equity compensation plans currently permit us to grant various types of equity awards. We currently grant incentive stock options, nonqualified stock options, service-based restricted stock units and performance-based restricted stock units to associates, including some with market-based performance objectives under our shareholder-approved plans. We also have a Holiday Stock Plan that permits annual awards of one share of common stock to each full-time associate for each full calendar year of service up to a maximum of 10 shares. One of our equity compensation plans permits us to grant stock to our outside directors as a component of their annual compensation. We used treasury shares for share-based compensation award issues or exercises during 2017 and 2016.

Share-based compensation cost after tax was $17 million, $15 million and $14 million for the years ended
December 31, 2017, 2016 and 2015, respectively. The related income tax benefit recognized was $9 million,
$8 million, and $6 million for the years ended December 31, 2017, 2016 and 2015, respectively. Options exercised during the years ended December 31, 2017, 2016 and 2015, had intrinsic value of $19 million, $25 million and $15 million, respectively. Intrinsic value is the market price less the exercise price. Options vested during the years ended December 31, 2017, 2016 and 2015, had total intrinsic value of $8 million, $11 million and $7 million, respectively.

As of December 31, 2017, we had $28 million of unrecognized total compensation cost related to nonvested stock options and restricted stock unit awards. That cost will be recognized over a weighted-average period of 1.7 years.

Stock Options
Stock options are granted to associates at an exercise price equal to the fair value as determined by the average high and low sales price reported on the Nasdaq Global Select Market for the grant date and are exercisable over 10-year periods. The stock options generally vest ratably over a three-year period. In determining the share-based compensation amounts, we estimate the fair value of each option granted on the date of grant using a binomial option-pricing model. We make the following assumptions to develop the binomial option-pricing model as follows:

•	Weighted-average expected term is based on historical experience of similar awards with consideration for current exercise trends.

•	Expected volatility is based on our stock price over a historical period that approximates the expected term.

•	Dividend yield is determined by dividing the annualized per share dividend by the stock price on the date of grant.

•	Risk-free rates are the implied yield currently available on zero-coupon U.S. Treasury issues with a remaining term approximating the expected term.

The following weighted average assumptions were used in determining fair value for option grants issued:

	2017	2016	2015
Weighted-average expected term	8 years	8 years	8-9 years
Expected volatility	16.95%	24.88-25.75%	25.04-26.15%
Dividend yield	2.83%	2.58-3.12%	3.52%
Risk-free rates	2.33%	1.44-1.60%	1.94-2.01%
Weighted-average fair value of options granted during the period	$10.79	$13.21	$11.15

Cincinnati Financial Corporation - 2017 10-K - Page 161

Below is a summary of option information for the year 2017:

(Dollars in millions, except exercise price. Shares in thousands)	Shares	Weighted- average exercise price	Aggregate intrinsic value	Weighted-average remaining contractual life
Outstanding option shares at January 1, 2017	3,012	$42.12
Granted	706	70.70
Exercised	(527)	38.33
Forfeited or expired	(125)	47.07
Outstanding option shares at December 31, 2017	3,066	49.14	$79	5.61 years

Options exercisable at end of period	2,072	$40.69	$71	4.13 years

Cash received from the exercise of options was $13 million, $21 million and $24 million for the years ended December 31, 2017, 2016 and 2015, respectively. We acquired 96,030, 186,097 and 292,414 shares totaling
$7 million, $13 million and $16 million, respectively, from associates in consideration for option exercises during 2017, 2016 and 2015. The weighted-average remaining contractual life for options expected to vest as of December 31, 2017, was 8.69 years.

Under all active shareholder approved plans, a total of 17.3 million shares were authorized to be granted. At December 31, 2017, 11.3 million shares remained available for future issuance under the plans. During 2017, we granted 15,040 shares of common stock to our directors for 2016 board service fees.

Restricted Stock Units
Service-based restricted stock units granted to associates are valued at fair value of the shares on the date of grant less the present value of the dividends that holders of restricted stock units do not receive on the shares underlying the restricted stock units during the vesting period. Service-based restricted stock units generally cliff vest three years after the date of grant. We also grant restricted stock units which vest on a three year ratable vesting schedule. Service-based restricted stock units vested during the year had an intrinsic value of $23 million, $23 million and $26 million for the years ended December 31, 2017, 2016 and 2015, respectively.

We have performance-based awards that vest on the first day of March after a three-calendar-year performance period. These awards vest according to the level of three-year total shareholder return achieved compared with a peer group over a three-year performance period with payouts ranging from 0 to 200 percent for awards granted in 2015, 2016 and 2017. Three-year total shareholder return is calculated by using annualized total return of a stock to an investor due to capital gain appreciation plus reinvestment of all dividends.

For the three-year performance period ended December 31, 2017, our total shareholder return exceeded five of our nine peers. We expect payout of these shares at the target level to occur in March of 2018. During 2017, we issued 87,228 shares of performance-based restricted stock units at the target-level performance hurdle for the three-year performance period ended December 31, 2016, as our total shareholder return exceeded five of nine peers in our 2014 peer group. We issued 25,461 shares of performance-based restricted stock units during 2016 at the threshold-level performance hurdle for the three-year performance period ended December 31, 2015, as we achieved a three-year total shareholder return that exceeded four of 10 peers in our 2013 peer group. Performance-based awards vested during the year had an intrinsic value of $7 million for the year ended December 31, 2017 and $6 million for both years ended 2016 and 2015.

Cincinnati Financial Corporation - 2017 10-K - Page 162

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

•	Expected volatility is based on each company's historical volatility using daily stock price observations with the period commensurate with the performance measurement period.

•	Dividend yield has been modeled assuming dividends are reinvested in additional shares of the issuing entity on the ex-dividend date during the performance period.

•	Risk-free rates are equal to the yield, as of the measurement date, of the zero-coupon U.S. Treasury bill that is commensurate with the performance measurement period.
The following assumptions were used in determining fair value for performance-based grants issued:

	2017	2016	2015
Expected term	2.89 years	2.44-2.88 years	2.88 years
Expected volatility	15.75-28.35%	15.42-33.64%	13.78-34.69%
Dividend yield	2.83%	2.58-3.12%	3.52%
Risk-free rates	1.44%	0.77-0.87%	0.99%

Below is a summary of service-based and performance-based share information, assuming a target payout for performance-based shares, for the year 2017:

(Shares in thousands)	Service-based shares	Weighted- average grant date fair value	Performance-based shares	Weighted- average grant date fair value
Nonvested at January 1, 2017	888	$48.59	236	$49.64
Granted	292	65.16	57	43.26
Vested	(311)	43.05	(87)	36.73
Forfeited or canceled	(26)	55.59	—	—
Nonvested at December 31, 2017	843	56.16	206	53.35

Cincinnati Financial Corporation - 2017 10-K - Page 163

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

•	Our investments’ revenues consist of pretax net investment income and realized investment gains and losses.

•	Other revenues are primarily finance income and earned premiums of Cincinnati Re.

Income or loss before income taxes for each segment is reported based on the nature of that business area’s operations:

•	Income before income taxes for the insurance segments is defined as underwriting profit or loss.

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

•
Loss before income taxes for the Other category is primarily due to interest expense from debt of the parent company, operating expenses of our headquarters and premiums earned minus loss and loss expenses and underwriting expenses of Cincinnati Re.

Identifiable assets are used by each segment in its operations. We do not separately report the identifiable assets for the commercial, personal or excess and surplus lines segments because we do not use that measure to analyze the segments. We include all investment assets, regardless of ownership, in the investments segment.

Cincinnati Financial Corporation - 2017 10-K - Page 164

Segment information is summarized in the following table:

(Dollars in millions)	Years ended December 31,
	2017	2016	2015
Revenues:
Commercial lines insurance
Commercial casualty	$1,072	$1,050	$1,010
Commercial property	903	867	815
Commercial auto	634	594	561
Workers' compensation	335	354	367
Other commercial	221	224	243
Commercial lines insurance premiums	3,165	3,089	2,996
Fee revenues	5	5	4
Total commercial lines insurance	3,170	3,094	3,000

Personal lines insurance
Personal auto	582	543	506
Homeowner	518	486	463
Other personal	141	132	128
Personal lines insurance premiums	1,241	1,161	1,097
Fee revenues	5	4	3
Total personal lines insurance	1,246	1,165	1,100

Excess and surplus lines insurance	209	183	168
Fee revenues	1	1	1
Total excess and surplus lines insurance	210	184	169

Life insurance premiums	232	228	209
Fee revenues	5	5	5
Total life insurance	237	233	214

Investments
Investment income, net of expenses	609	595	572
Realized investment gains, net	148	124	70
Total investment revenue	757	719	642

Other
Cincinnati Re insurance premiums	107	49	10
Other	5	5	7
Total other revenue	112	54	17
Total revenues	$5,732	$5,449	$5,142

Income (loss) before income taxes:
Insurance underwriting results
Commercial lines insurance	$119	$184	$345
Personal lines insurance	(32)	(12)	(12)
Excess and surplus lines insurance	61	62	51
Life insurance	(1)	1	(2)
Investments	664	629	556
Other	(81)	(52)	(57)
Total income before income taxes	$730	$812	$881

	December 31,	December 31,
Identifiable assets:	2017	2016
Property casualty insurance	$2,863	$2,967
Life insurance	1,409	1,366
Investments	17,112	15,569
Other	459	484
Total	$21,843	$20,386

Cincinnati Financial Corporation - 2017 10-K - Page 165

NOTE 19 – Quarterly Supplementary Data
This table includes unaudited quarterly financial information for the years ended December 31, 2017 and 2016:

(Dollars in millions, except per share data)	Quarter
	1st	2nd	3rd	4th	Full year
2017
Revenues	$1,523	$1,386	$1,412	$1,411	$5,732
Income before income taxes	276	128	129	197	730
Net income	201	100	102	642	1,045
Net income per common share—basic	1.22	0.61	0.62	3.92	6.36
Net income per common share—diluted	1.21	0.60	0.61	3.88	6.29

2016
Revenues	$1,364	$1,371	$1,402	$1,312	$5,449
Income before income taxes	265	166	253	128	812
Net income	188	123	180	100	591
Net income per common share—basic	1.14	0.75	1.09	0.61	3.59
Net income per common share—diluted	1.13	0.74	1.08	0.60	3.55

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

Cincinnati Financial Corporation - 2017 10-K - Page 166

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company’s management, with the participation of the company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of December 31, 2017. Based upon that evaluation, the company’s chief executive officer and chief financial officer concluded that the design and operation of the company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure that:

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

Changes in Internal Control over Financial Reporting – During the three months ended December 31, 2017, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management’s Annual Report on Internal Control Over Financial Reporting and the Report of the Independent Registered Public Accounting Firm are set forth in Item 8.

ITEM 9B. Other Information
None

Cincinnati Financial Corporation - 2017 10-K - Page 167

Part III
Our Proxy Statement will be filed with the SEC no later than April 30, 2018, in preparation for the 2017 Annual Meeting of Shareholders scheduled for May 5, 2018. As permitted in Paragraph G(3) of the General Instructions for Form 10-K, we are incorporating by reference to that statement portions of the information required by Part III as noted in Item 10 through Item 14 below.

ITEM 10.    Directors, Executive Officers and Corporate Governance
a) The following sections of our Proxy Statement for our 2018 Annual Meeting of Shareholders to be held May 5, 2018, are incorporated herein by reference: “Section 16(a) Beneficial Ownership Reporting Compliance,” “Information about the Board of Directors,” and “Governance of Your Company.”
b) Information about the “Code of Ethics for Senior Financial Officers” appeared in the 2004 Proxy Statement as an appendix and is available at cinfin.com/investors. Our Code of Ethics applies to those who are responsible for preparing and disclosing our financial information. This includes our chief executive officer, chief financial officer and others performing similar functions.
c) Set forth below is information concerning the company’s executive officers who are not also directors of the company, as of February 23, 2018.

Name and Age as of	Primary Title(s) and Business Responsibilities	Executive
February 23, 2018	Since February 2013	Officer Since
Roger A. Brown, FSA, MAAA, CLU (46)	Senior vice president and chief operating officer of The Cincinnati Life Insurance Company. Responsible for life insurance underwriting and operations.	2016
Teresa C. Cracas, Esq. (52)	Chief risk officer and senior vice president of The Cincinnati Insurance Company. Responsible for strategic planning and risk management, including oversight of modeling for financial analysis, property casualty reserving, pricing and insurance regulatory filings, as well as reinsurance assumed operations.	2011
Donald J. Doyle, Jr., CPCU, AIM (51)	Senior vice president of The Cincinnati Insurance Company. Responsible for excess and surplus lines underwriting and operations.	2008
Sean M. Givler, CIC, CRM (42)	Senior vice president of The Cincinnati Insurance Company. Responsible for property casualty insurance sales and marketing operations since 2016, including management of field underwriters and independent agency relationships. Field sales manager for Alabama, Montana, Pennsylvania, Tennessee and Texas from 2012 to 2016.	2017
Theresa A. Hoffer (56)	Senior vice president and treasurer of The Cincinnati Insurance Company since 2016. Responsible for corporate accounting and SEC reporting operations. Vice president and treasurer in corporate accounting until 2016.	2017
Martin F. Hollenbeck, CFA, CPCU (58)	President and chief operating officer of CFC Investment Company, a commercial lease and finance subsidiary. Chief investment officer and senior vice president, assistant secretary and assistant treasurer of Cincinnati Financial Corporation. Chief investment officer and senior vice president of The Cincinnati Insurance Company. Responsible for all investment operations.	2008
John S. Kellington (56)	Chief information officer and senior vice president of The Cincinnati Insurance Company. Responsible for enterprise strategic technology and oversight of all technology activities.	2010
Lisa A. Love, Esq. (58)	Senior vice president, general counsel and corporate secretary of Cincinnati Financial Corporation and The Cincinnati Insurance Company. Responsible for corporate legal, governance and compliance activities, including oversight of regulatory and compliance, shareholder services, corporate communications, government relations, litigation and contract administration.	2011

Cincinnati Financial Corporation - 2017 10-K - Page 168

Name and Age as of	Primary Title(s) and Business Responsibilities	Executive
February 23, 2018	Since February 2013	Officer Since
Martin J. Mullen, CPCU (62)	Chief claims officer and senior vice president of The Cincinnati Insurance Company. Responsible for oversight of all headquarters and field claims operations, including special investigations and claims administration.	2008
Jacob F. Scherer, Jr. (65)	Chief insurance officer and executive vice president of The Cincinnati Insurance Company. Responsible for executive oversight of business and personal property casualty insurance sales, marketing, underwriting, related field services, relationships with independent agents and ceded reinsurance programs.	1995
Michael J. Sewell, CPA (54)	Chief financial officer, principal accounting officer and senior vice president of Cincinnati Financial Corporation and The Cincinnati Insurance Company, and treasurer of Cincinnati Financial Corporation. Responsible for oversight of all accounting, finance, financial reporting, purchasing, investor relations, administrative services and facilities maintenance and security.	2011
Stephen M. Spray (51)	Senior vice president of The Cincinnati Insurance Company. Responsible for commercial lines underwriting and operations, including oversight of target markets commercial products, management liability and surety insurance, machinery and equipment insurance, loss control and premium audit. Until 2016, responsible for sales and marketing, including management of field underwriters and independent agency relationships.	2012
William H. Van Den Heuvel (51)	Senior vice president of The Cincinnati Insurance Company. Responsible for all personal lines operations, including underwriting, product management and risk management. Chief operating officer and executive vice president for U.S. and Canada personal lines insurance at AIG until 2014.	2014

Cincinnati Financial Corporation - 2017 10-K - Page 169

ITEM 11.    Executive Compensation
The “Compensation of Named Executive Officers and Directors,” section of our Proxy Statement for our Annual Meeting of Shareholders to be held May 5, 2018, is incorporated herein by reference. It includes the “Report of the Compensation Committee,” “Compensation Committee Interlocks and Insider Participation” and the “Compensation Discussion and Analysis.”

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters
a) The “Security Ownership of Principal Shareholders and Management” section of our Proxy Statement for our Annual Meeting of Shareholders to be held May 5, 2018, is incorporated herein by reference.
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

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
The following sections of our Proxy Statement for our Annual Meeting of Shareholders to be held May 5, 2018, are incorporated herein by reference: “Governance of Your Company – Director Independence” and “Governance of Your Company – Certain Relationships and Transactions.”

ITEM 14.    Principal Accounting Fees and Services
The “Audit-Related Matters,” section of our Proxy Statement for our Annual Meeting of Shareholders to be held May 5, 2018, is incorporated herein by reference. It includes the “Proposal 5 – Ratification of Selection of Independent Registered Public Accounting Firm,” “Report of the Audit Committee,” “Fees Billed by the Independent Registered Public Accounting Firm” and “Services Provided by the Independent Registered Public Accounting Firm.”

Cincinnati Financial Corporation - 2017 10-K - Page 170

Part IV

ITEM 15.    Exhibits, Financial Statement Schedules
a) Financial Statements – information contained in Part II, Item 8, of this report, Page 112 to Page 166
b) Exhibits – see Index of Exhibits, Page 184
c) Financial Statement Schedules
Schedule I – Summary of Investments – Other Than Investments in Related Parties, Page 172
Schedule II – Condensed Financial Statements of Parent Company, Page 174
Schedule III – Supplementary Insurance Information, Page 178
Schedule IV – Reinsurance, Page 180
Schedule V – Valuation and Qualifying Accounts, Page 181
Schedule VI – Supplementary Information Concerning Property Casualty Insurance Operations, Page 182

Cincinnati Financial Corporation - 2017 10-K - Page 171

Schedule I

Cincinnati Financial Corporation and Subsidiaries
Summary of Investments - Other Than Investments in Related Parties
(Dollars in millions)	At December 31, 2017
Type of investment	Cost or amortized cost	Fair value	Balance sheet
Fixed maturities:
States, municipalities and political subdivisions:
The Cincinnati Insurance Company	$3,310	$3,421	$3,421
The Cincinnati Casualty Company	184	190	190
The Cincinnati Indemnity Company	44	46	46
The Cincinnati Life Insurance Company	306	320	320
The Cincinnati Specialty Underwriters Insurance Company	469	485	485
CSU Producer Resources Inc.	1	1	1
Cincinnati Financial Corporation	2	2	2
Total	4,316	4,465	4,465
United States government:
The Cincinnati Insurance Company	28	28	28
The Cincinnati Casualty Company	2	2	2
The Cincinnati Indemnity Company	1	1	1
Total	31	31	31
Government-sponsored enterprises:
The Cincinnati Life Insurance Company	257	254	254
Total	257	254	254
Foreign government:
The Cincinnati Insurance Company	10	10	10
Total	10	10	10
All other corporate bonds:
The Cincinnati Insurance Company	2,644	2,747	2,747
The Cincinnati Casualty Company	99	104	104
The Cincinnati Indemnity Company	28	29	29
The Cincinnati Specialty Underwriters Insurance Company	137	143	143
The Cincinnati Life Insurance Company	2,758	2,880	2,880
CSU Producer Resources Inc.	1	1	1
Cincinnati Financial Corporation	33	35	35
Total	5,700	5,939	5,939
Total fixed maturities	$10,314	$10,699	$10,699

Cincinnati Financial Corporation - 2017 10-K - Page 172

Schedule I (continued)

Cincinnati Financial Corporation and Subsidiaries
Summary of Investments - Other Than Investments in Related Parties
(Dollars in millions)	At December 31, 2017
Type of investment	Cost or amortized cost	Fair value	Balance sheet
Equity securities:
Common equities:
The Cincinnati Insurance Company	$1,615	$3,479	$3,479
The Cincinnati Casualty Company	56	118	118
The Cincinnati Indemnity Company	13	25	25
The Cincinnati Specialty Underwriters Insurance Company	61	120	120
CSU Producer Resources Inc.	15	23	23
Cincinnati Financial Corporation	1,158	2,274	2,274
Total	2,918	6,039	6,039
Nonredeemable preferred equities:
The Cincinnati Insurance Company	170	200	200
The Cincinnati Life Insurance Company	5	9	9
Cincinnati Financial Corporation	1	1	1
Total	176	210	210
Total equity securities	$3,094	$6,249	$6,249
Other invested assets:
Policy loans:
The Cincinnati Life Insurance Company	$31	—	$31
Private equity:
Cincinnati Financial Corporation (1)	29	—	29
The Cincinnati Life Insurance Company (1)	6	—	6
Real estate:
The Cincinnati Life Insurance Company (1)	31	—	31
Cincinnati Financial Corporation (1)	6	—	6
Total other invested assets	$103	—	$103
Total investments	$13,511	—	$17,051

Notes to Schedule I:
 (1) These other invested assets are accounted for under the equity method.

Cincinnati Financial Corporation - 2017 10-K - Page 173

Schedule II

Cincinnati Financial Corporation (parent company only)
Condensed Balance Sheets
(Dollars in millions)	At December 31,
	2017	2016
Assets
Investments
Fixed maturities, at fair value (amortized cost: 2017—$35; 2016—$46)	$37	$52
Equity securities, at fair value (cost: 2017—$1,159; 2016—$1,084)	2,275	1,833
Other invested assets	35	29
Total investments	2,347	1,914
Cash and cash equivalents	199	248
Equity in net assets of subsidiaries	6,542	5,790
Investment income receivable	8	8
Land, building and equipment, net, for company use (accumulated depreciation: 2017—$115; 2016—$111)	130	132
Income tax receivable	15	10
Other assets	52	35
Due from subsidiaries	107	106
Total assets	$9,400	$8,243
Liabilities
Dividends declared but unpaid	$82	$79
Deferred federal income tax	234	252
Long-term debt	787	787
Other liabilities	54	65
Total liabilities	1,157	1,183
Shareholders' Equity
Common stock	397	397
Paid-in capital	1,265	1,252
Retained earnings	5,180	5,037
Accumulated other comprehensive income	2,788	1,693
Treasury stock at cost	(1,387)	(1,319)
Total shareholders' equity	8,243	7,060
Total liabilities and shareholders' equity	$9,400	$8,243

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8.

Cincinnati Financial Corporation - 2017 10-K - Page 174

Schedule II (continued)

Cincinnati Financial Corporation (parent company only)
Condensed Statements of Income
(Dollars in millions)	Years ended December 31,
	2017	2016	2015
Revenues
Investment income, net of expenses	$62	$56	$53
Realized investment gains and (losses), net	28	27	(19)
Other revenue	15	15	15
Total revenues	105	98	49
Expenses
Interest expense	52	52	52
Other expenses	28	27	28
Total expenses	80	79	80
Income (Loss) Before Income Taxes and Earnings of Subsidiaries	25	19	(31)
Benefit for income taxes	(161)	(6)	(23)
Net Income (Loss) Before Earnings of Subsidiaries	186	25	(8)
Increase in equity of subsidiaries	859	566	642
Net Income	$1,045	$591	$634

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8.

Cincinnati Financial Corporation - 2017 10-K - Page 175

Schedule II (continued)

Cincinnati Financial Corporation (parent company only)
Condensed Statements of Comprehensive Income
(Dollars in millions)	Years ended December 31,
	2017	2016	2015
Net Income	$1,045	$591	$634
Other Comprehensive Income, Before Tax
Unrealized gains and (losses) on investments available for sale	391	221	(111)
Unrealized gains and (losses) on investments held by subsidiaries	672	434	(444)
Reclassification adjustment for (gains) and losses included in net income	(28)	(27)	19
Reclassification adjustment for (gains) included in net income on subsidiaries	(120)	(97)	(89)
Unrealized (losses) and gains on other	(2)	(6)	—
Unrealized gains and (losses) on other subsidiaries	1	(4)	13
Unrealized gains and (losses) on investments available for sale, investments held by subsidiaries and other	914	521	(612)
Amortization of pension actuarial gains (losses) and prior service cost	14	16	(6)
Other comprehensive income (loss) before tax	928	537	(618)
Income taxes on above of other comprehensive income (loss)	325	188	(218)
Other comprehensive income (loss), net of tax	603	349	(400)
Comprehensive Income	$1,648	$940	$234

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8.

Cincinnati Financial Corporation - 2017 10-K - Page 176

Schedule II (continued)

Cincinnati Financial Corporation (parent company only)
Condensed Statements of Cash Flows
(Dollars in millions)	Years ended December 31,
	2017	2016	2015
Cash Flows From Operating Activities
Net income	$1,045	$591	$634
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7	6	7
Realized investment (gains) and losses, net	(28)	(27)	19
Dividends from subsidiaries	465	475	447
Changes in:
Increase in equity of subsidiaries	(859)	(566)	(642)
Investment income receivable	—	(2)	—
Current federal income taxes	(5)	(4)	(7)
Deferred income tax	(150)	8	(10)
Other assets	(20)	(4)	(3)
Other liabilities	15	(1)	13
Intercompany receivable for operations	13	20	16
Net cash provided by operating activities	483	496	474

Cash Flows From Investing Activities
Call or maturity of fixed maturities	14	5	8
Sale of equity securities	230	135	54
Purchase of fixed maturities	(2)	—	—
Purchase of equity securities	(293)	(175)	(110)
Investment in buildings and equipment	(3)	(2)	—
Change in other invested assets, net	—	6	1
Net cash used in investing activities	(54)	(31)	(47)

Cash Flows From Financing Activities
Payment of cash dividends to shareholders	(400)	(306)	(366)
Shares acquired - share repurchase authorization	(92)	(39)	(53)
Proceeds from stock options exercised	13	21	24
Other	1	1	2
Net cash used in financing activities	(478)	(323)	(393)
Net change in cash and cash equivalents	(49)	142	34
Cash and cash equivalents at beginning of year	248	106	72
Cash and cash equivalents at end of year	$199	$248	$106

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8.

Cincinnati Financial Corporation - 2017 10-K - Page 177

Schedule III

Cincinnati Financial Corporation and Subsidiaries
Supplementary Insurance Information
(Dollars in millions)	Years ended December 31,
	2017	2016	2015
Deferred policy acquisition costs:
Commercial lines insurance	$284	$271	$264
Personal lines insurance	121	110	103
Excess and surplus lines insurance	17	16	15
Cincinnati Re	16	11	6
Total property casualty insurance	438	408	388
Life insurance	232	229	228
Total	$670	$637	$616

Gross future policy benefits, losses, claims and expense losses:
Commercial lines insurance	$4,236	$4,179	$3,925
Personal lines insurance	587	569	498
Excess and surplus lines insurance	264	241	227
Cincinnati Re	132	46	10
Total property casualty insurance	5,219	5,035	4,660
Life insurance	2,753	2,693	2,605
Total (1)	$7,972	$7,728	$7,265

Gross unearned premiums:
Commercial lines insurance	$1,548	$1,510	$1,472
Personal lines insurance	683	629	593
Excess and surplus lines insurance	105	93	87
Cincinnati Re	67	74	48
Total property casualty insurance	2,403	2,306	2,200
Life insurance	1	1	1
Total (1)	$2,404	$2,307	$2,201

Other policy claims and benefits payable:
Commercial lines insurance	$—	$—	$—
Personal lines insurance	—	—	—
Excess and surplus lines insurance	—	—	—
Cincinnati Re	—	—	—
Total property casualty insurance	—	—	—
Life insurance	30	28	36
Total (1)	$30	$28	$36

Earned premiums:
Commercial lines insurance	$3,165	$3,089	$2,996
Personal lines insurance	1,241	1,161	1,097
Excess and surplus lines insurance	209	183	168
Cincinnati Re	107	49	10
Total property casualty insurance	4,722	4,482	4,271
Life insurance	232	228	209
Total	$4,954	$4,710	$4,480

Cincinnati Financial Corporation - 2017 10-K - Page 178

 Schedule III (continued)

Cincinnati Financial Corporation and Subsidiaries
Supplementary Insurance Information
(Dollars in millions)	Years ended December 31,
	2017	2016	2015
Investment income, net of expenses:
Commercial lines insurance	$—	$—	$—
Personal lines insurance	—	—	—
Excess and surplus lines insurance	—	—	—
Cincinnati Re	—	—	—
Total property casualty insurance (2)	392	384	368
Life insurance	155	155	150
Total	$547	$539	$518

Benefits, claims losses and settlement expenses:
Commercial lines insurance	$2,042	$1,928	$1,708
Personal lines insurance	918	840	789
Excess and surplus lines insurance	86	68	70
Cincinnati Re	92	25	5
Total property casualty insurance	3,138	2,861	2,572
Life insurance	252	246	236
Total	$3,390	$3,107	$2,808

Amortization of deferred policy acquisition costs:
Commercial lines insurance	$590	$570	$552
Personal lines insurance	225	209	210
Excess and surplus lines insurance	35	31	28
Cincinnati Re	17	10	2
Total property casualty insurance	867	820	792
Life insurance	46	43	37
Total (3)	$913	$863	$829

Underwriting, acquisition and insurance expenses:
Commercial lines insurance	$419	$412	$395
Personal lines insurance	135	128	113
Excess and surplus lines insurance	28	23	20
Cincinnati Re	18	6	1
Total property casualty insurance	600	569	529
Life insurance	33	33	29
Total (3)	$633	$602	$558

Net written premiums:
Commercial lines insurance	$3,202	$3,122	$3,025
Personal lines insurance	1,294	1,198	1,128
Excess and surplus lines insurance	219	189	175
Cincinnati Re	125	71	33
Total property casualty insurance	4,840	4,580	4,361
Accident health insurance	3	2	2
Total	$4,843	$4,582	$4,363

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

Cincinnati Financial Corporation - 2017 10-K - Page 179

Schedule IV

Cincinnati Financial Corporation and Subsidiaries
Reinsurance
(Dollars in millions)	Years ended December 31,
	2017	2016	2015
Gross amounts:
Life insurance in force	$99,888	$95,533	$91,451
Earned premiums
Commercial lines insurance	$3,258	$3,180	$3,088
Personal lines insurance	1,275	1,195	1,131
Excess and surplus lines insurance	219	192	177
Cincinnati Re	—	—	—
Total property casualty insurance	4,752	4,567	4,396
Life insurance	300	290	271
Total	$5,052	$4,857	$4,667

Ceded amounts to other companies:
Life insurance in force	$38,711	$38,724	$38,716
Earned premiums
Commercial lines insurance	$99	$98	$102
Personal lines insurance	35	35	35
Excess and surplus lines insurance	10	9	9
Cincinnati Re	18	20	8
Total property casualty insurance	162	162	154
Life insurance	68	62	62
Total	$230	$224	$216

Assumed amounts from other companies:
Life insurance in force	$—	$—	$—
Earned premiums
Commercial lines insurance	$6	$7	$10
Personal lines insurance	1	1	1
Excess and surplus lines insurance	—	—	—
Cincinnati Re	125	69	18
Total property casualty insurance	132	77	29
Life insurance	—	—	—
Total	$132	$77	$29

Net amounts:
Life insurance in force	$61,177	$56,808	$52,735
Earned premiums
Commercial lines insurance	$3,165	$3,089	$2,996
Personal lines insurance	1,241	1,161	1,097
Excess and surplus lines insurance	209	183	168
Cincinnati Re	107	49	10
Total property casualty insurance	4,722	4,482	4,271
Life insurance	232	228	209
Total	$4,954	$4,710	$4,480

Percentage of amounts assumed to net:
Life insurance in force	—%	—%	—%
Earned premiums
Commercial lines insurance	0.2%	0.2%	0.3%
Personal lines insurance	0.1	0.1	0.1
Excess and surplus lines insurance	—	—	—
Cincinnati Re	116.1	140.8	188.0
Total property casualty insurance	2.8	1.7	0.7
Life insurance	—	—	—
Total	2.7	1.6	0.7

Cincinnati Financial Corporation - 2017 10-K - Page 180

Schedule V

Cincinnati Financial Corporation and Subsidiaries
Valuation and Qualifying Accounts
(Dollars in millions)	At December 31,
	2017	2016	2015
Allowance for doubtful receivables:
Beginning balance, January 1	$5	$4	$3
Additions charged to costs and expenses	6	5	3
Deductions	(5)	(4)	(2)
Ending balance, December 31	$6	$5	$4

Cincinnati Financial Corporation - 2017 10-K - Page 181

Schedule VI

Cincinnati Financial Corporation and Subsidiaries
Supplementary Information Concerning Property Casualty Insurance Operations
(Dollars in millions)	Years ended December 31,
	2017	2016	2015
Deferred policy acquisition costs:
Commercial lines insurance	$284	$271	$264
Personal lines insurance	121	110	103
Excess and surplus lines insurance	17	16	15
Cincinnati Re	16	11	6
Total	$438	$408	$388

Reserves for unpaid claims and claim adjustment expenses:
Commercial lines insurance	$4,236	$4,179	$3,925
Personal lines insurance	587	569	498
Excess and surplus lines insurance	264	241	227
Cincinnati Re	132	46	10
Total	$5,219	$5,035	$4,660

Reserve discount deducted	$—	$—	$—

Gross unearned premiums:
Commercial lines insurance	$1,548	$1,510	$1,472
Personal lines insurance	683	629	593
Excess and surplus lines insurance	105	93	87
Cincinnati Re	67	74	48
Total	$2,403	$2,306	$2,200

Earned premiums:
Commercial lines insurance	$3,165	$3,089	$2,996
Personal lines insurance	1,241	1,161	1,097
Excess and surplus lines insurance	209	183	168
Cincinnati Re	107	49	10
Total	$4,722	$4,482	$4,271

Investment income, net of expenses:
Commercial lines insurance	$—	$—	$—
Personal lines insurance	—	—	—
Excess and surplus lines insurance	—	—	—
Cincinnati Re	—	—	—
Total (1)	$392	$384	$368

Note to Schedule VI:
(1) This segment information is not regularly allocated to segments and not reviewed by company management in making decisions about resources to be allocated to the segments or to assess their performance.

Cincinnati Financial Corporation - 2017 10-K - Page 182

 Schedule VI (continued)

Cincinnati Financial Corporation and Subsidiaries
Supplementary Information Concerning Property Casualty Insurance Operations
(Dollars in millions)	Years ended December 31,
	2017	2016	2015
Loss and loss expenses incurred related to current accident year:
Commercial lines insurance	$2,115	$2,057	$1,862
Personal lines insurance	932	844	784
Excess and surplus lines insurance	115	102	105
Cincinnati Re	95	26	5
Total	$3,257	$3,029	$2,756

Loss and loss expenses incurred related to prior accident years:
Commercial lines insurance	$(73)	$(129)	$(154)
Personal lines insurance	(14)	(4)	5
Excess and surplus lines insurance	(29)	(34)	(35)
Cincinnati Re	(3)	(1)	—
Total	$(119)	$(168)	$(184)

Amortization of deferred policy acquisition costs:
Commercial lines insurance	$590	$570	$552
Personal lines insurance	225	209	210
Excess and surplus lines insurance	35	31	28
Cincinnati Re	17	10	2
Total	$867	$820	$792

Paid loss and loss expenses:
Commercial lines insurance	$1,866	$1,675	$1,575
Personal lines insurance	898	771	731
Excess and surplus lines insurance	61	55	43
Cincinnati Re	18	2	—
Total	$2,843	$2,503	$2,349

Net written premiums:
Commercial lines insurance	$3,202	$3,122	$3,025
Personal lines insurance	1,294	1,198	1,128
Excess and surplus lines insurance	219	189	175
Cincinnati Re	125	71	33
Total	$4,840	$4,580	$4,361

Cincinnati Financial Corporation - 2017 10-K - Page 183

Index of Exhibits

Exhibit No.	Exhibit Description
3.1
Amended and Restated Articles of Incorporation of Cincinnati Financial Corporation (incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, Exhibit 3.1)

3.2
Regulations of Cincinnati Financial Corporation, as amended through May 1, 2010 (incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, Exhibit 3.2)

4.1
Indenture with The Bank of New York Trust Company (incorporated by reference to the company’s Current Report on Form 8-K dated November 2, 2004, filed with respect to the issuance of the company’s 6.125% Senior Notes due November 1, 2034)

4.2
Supplemental Indenture with The Bank of New York Trust Company (incorporated by reference to the company’s Current Report on Form 8-K dated November 2, 2004, filed with respect to the issuance of the company’s 6.125% Senior Notes due November 1, 2034)

4.3
Second Supplemental Indenture with The Bank of New York Trust Company (incorporated by reference to the company’s Current Report on Form 8-K dated May 9, 2005, filed with respect to the completion of the company’s exchange offer and rescission offer for its 6.90% senior debentures due 2028)

4.4	Form of 6.125% Exchange Note Due 2034 (included in Exhibit 4.2)
4.5	Form of 6.92% Debentures Due 2028 (included in Exhibit 4.3)
4.6
Indenture with the First National Bank of Chicago (subsequently assigned to The Bank of New York Trust Company) (incorporated by reference to the company’s registration statement on Form S-3 filed on May 20, 1998 (File No. 333-51677))

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

10.4	Cincinnati Financial Corporation 2006 Stock Compensation Plan (incorporated by reference to the company’s definitive Proxy Statement dated March 30, 2006)
10.5	Cincinnati Financial Corporation 2012 Stock Compensation Plan (incorporated by reference to the company’s definitive Proxy Statement dated March 16, 2012)
10.6	Cincinnati Financial Corporation 2016 Stock Compensation Plan (incorporated by reference to the company’s Definitive Proxy Statement dated March 16, 2016, Appendix B)
10.7	First Amendment of Cincinnati Financial Corporation 2016 Stock Compensation Plan (incorporated by reference to Exhibit 99.1 filed with the Company’s current report on Form 8-K dated April 11, 2016)
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

Cincinnati Financial Corporation - 2017 10-K - Page 184

Exhibit No.	Exhibit Description
10.14
Form of Incentive Compensation Agreement for the Cincinnati Financial Corporation Incentive Compensation Plan of 2009 (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated March 16, 2009)

10.15
Form of Incentive Stock Option Agreement for the Cincinnati Financial Corporation 2012 Stock Compensation Plan (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated February 21, 2013)

10.16
Form of Nonqualified Stock Option Agreement for the Cincinnati Financial Corporation 2012 Stock Compensation Plan (incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated February 21, 2013)

10.17
Form of Restricted Stock Unit Agreement (service based) for the Cincinnati Financial Corporation 2012 Stock Compensation Plan (incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated February 21, 2013)

10.18
Form of Restricted Stock Unit Agreement (service based/ratable) for the Cincinnati Financial Corporation 2012 Stock Compensation Plan (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated February 13, 2015)

10.19
Form of Restricted Stock Unit Agreement (performance based) for the Cincinnati Financial Corporation 2012 Stock Compensation Plan (incorporated by reference to Exhibit 10.4 filed with the company’s Current Report on Form 8-K dated February 21, 2013)

10.20
Form of Incentive Compensation Agreement for the Cincinnati Financial Corporation Incentive Compensation Plan of 2009 (as amended January 31, 2014) (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated January 30, 2017)

10.21
Form of Incentive Stock Option Agreement for the Cincinnati Financial Corporation 2012 Stock Compensation Plan (incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated January 30, 2017)

10.22
Form of Nonqualified Stock Option Agreement for the Cincinnati Financial Corporation 2012 Stock Compensation Plan (incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated January 30, 2017)

10.23
Form of Restricted Stock Unit Agreement (service based/cliff) for the Cincinnati Financial Corporation 2012 Stock Compensation Plan (incorporated by reference to Exhibit 10.4 filed with the company’s Current Report on Form 8-K dated January 30, 2017)

10.24
Form of Restricted Stock Unit Agreement (service based/ratable) for the Cincinnati Financial Corporation 2012 Stock Compensation Plan (incorporated by reference to Exhibit 10.5 filed with the company’s Current Report on Form 8-K dated January 30, 2017)

10.25
Form of Restricted Stock Unit Agreement (performance-based) for the Cincinnati Financial Corporation 2012 Stock Compensation Plan (incorporated by reference to Exhibit 10.6 filed with the company’s Current Report on Form 8-K dated January 30, 2017)

10.26
Form of Incentive Stock Option Agreement for the Cincinnati Financial Corporation 2016 Stock Compensation Plan (incorporated by reference to Exhibit 10.7 filed with the company’s Current Report on Form 8-K dated January 30, 2017)

10.27
Form of Nonqualified Stock Option Agreement for the Cincinnati Financial Corporation 2016 Stock Compensation Plan (incorporated by reference to Exhibit 10.8 filed with the company’s Current Report on Form 8-K dated January 30, 2017)

10.28
Form of Restricted Stock Unit Agreement (service based/cliff) for the Cincinnati Financial Corporation 2016 Stock Compensation Plan (incorporated by reference to Exhibit 10.9 filed with the company’s Current Report on Form 8-K dated January 30, 2017)

10.29
Form of Restricted Stock Unit Agreement (service based/ratable) for the Cincinnati Financial Corporation 2016 Stock Compensation Plan (incorporated by reference to Exhibit 10.10 filed with the company’s Current Report on Form 8-K dated January 30, 2017)

10.30
Form of Restricted Stock Unit Agreement (performance based) for the Cincinnati Financial Corporation 2016 Stock Compensation Plan (incorporated by reference to Exhibit 10.11 filed with the company’s Current Report on Form 8-K dated January 30, 2017)

10.31	Amended and Restated Cincinnati Financial Corporation Top Hat Savings Plan dated January 1, 2018
10.32
Cincinnati Financial Corporation Executive Deferred Compensation Agreement by and between the Cincinnati Financial Corporation and Michael J. Sewell, dated as of October 25, 2011 (incorporated by reference to Exhibit 10.2 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

Cincinnati Financial Corporation - 2017 10-K - Page 185

Exhibit No.	Exhibit Description
10.33
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

10.34
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

10.35
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

10.36
Continuing Reimbursement Agreement for Letters of Credit by and between U.S. Bank and The Cincinnati Insurance Company, dated April 25, 2016 (incorporated by reference to Exhibit 10.8 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.)

11	Statement re: Computation of per share earnings for the years ended December 31, 2017, 2016, and 2015, contained in Part II, Item 8, Note 12, to the Consolidated Financial Statements
14	Cincinnati Financial Corporation Code of Ethics for Senior Financial Officers (incorporated by reference to the company’s definitive Proxy Statement dated March 18, 2004 (File No. 000-04604))
21	Cincinnati Financial Corporation subsidiaries contained in Part I, Item 1, of this report
23	Consent of Independent Registered Public Accounting Firm
31A	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Executive Officer
31B	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Financial Officer
32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Cincinnati Financial Corporation - 2017 10-K - Page 186

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
Date:         February 23, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ Kenneth W. Stecher	Chairman of the Board	February 23, 2018
Kenneth W. Stecher
/S/ Steven J. Johnston	President, Chief Executive Officer and Director	February 23, 2018
Steven J. Johnston
/S/ Michael J. Sewell	Chief Financial Officer, Senior Vice President and Treasurer	February 23, 2018
Michael J. Sewell
/S/ William F. Bahl	Director	February 23, 2018
William F. Bahl
/S/ Gregory T. Bier	Director	February 23, 2018
Gregory T. Bier
/S/ Dirk J. Debbink	Director	February 23, 2018
Dirk J. Debbink
/S/ Linda W. Clement-Holmes	Director	February 23, 2018
Linda W. Clement-Holmes
/S/ Kenneth C. Lichtendahl	Director	February 23, 2018
Kenneth C. Lichtendahl
/S/ W. Rodney McMullen	Director	February 23, 2018
W. Rodney McMullen
/S/ David P. Osborn	Director	February 23, 2018
David P. Osborn
/S/ Gretchen W. Price	Director	February 23, 2018
Gretchen W. Price
/S/ Thomas R. Schiff	Director	February 23, 2018
Thomas R. Schiff
/S/ Douglas S. Skidmore	Director	February 23, 2018
Douglas S. Skidmore
/S/ John F. Steele, Jr.	Director	February 23, 2018
John F. Steele, Jr.
/S/ Larry R. Webb	Director	February 23, 2018
Larry R. Webb

Cincinnati Financial Corporation - 2017 10-K - Page 187