Form 10-Q
period 2018-03-31
CINCINNATI FINANCIAL CORP
filed 2018-04-25
CIK 20286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)
☑        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2018.

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
☐Yes ☑ No

As of April 20, 2018, there were 164,145,978 shares of common stock outstanding.

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED March 31, 2018

Cincinnati Financial Corporation First-Quarter 2018 10-Q

Part I – Financial Information
Item 1.    Financial Statements (unaudited)

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

(Dollars in millions, except per share data)	March 31,	December 31,
	2018	2017
Assets
Investments
Fixed maturities, at fair value (amortized cost: 2018—$10,364; 2017—$10,314)	$10,528	$10,699
Equity securities, at fair value (cost: 2017—$3,094)	6,086	6,249
Other invested assets	107	103
Total investments	16,721	17,051
Cash and cash equivalents	604	657
Investment income receivable	124	134
Finance receivable	61	61
Premiums receivable	1,626	1,589
Reinsurance recoverable	423	432
Prepaid reinsurance premiums	39	42
Deferred policy acquisition costs	691	670
Land, building and equipment, net, for company use (accumulated depreciation: 2018—$259; 2017—$253)	186	185
Other assets	192	216
Separate accounts	803	806
Total assets	$21,470	$21,843

Liabilities
Insurance reserves
Loss and loss expense reserves	$5,345	$5,273
Life policy and investment contract reserves	2,740	2,729
Unearned premiums	2,459	2,404
Other liabilities	672	792
Deferred income tax	652	745
Note payable	24	24
Long-term debt and capital lease obligations	829	827
Separate accounts	803	806
Total liabilities	13,524	13,600

Commitments and contingent liabilities (Note 12)

Shareholders' Equity
Common stock, par value—$2 per share; (authorized: 2018 and 2017—500 million shares; issued: 2018 and 2017—198.3 million shares)	397	397
Paid-in capital	1,258	1,265
Retained earnings	7,565	5,180
Accumulated other comprehensive income	115	2,788
Treasury stock at cost (2018—34.2 million shares and 2017—34.4 million shares)	(1,389)	(1,387)
Total shareholders' equity	7,946	8,243
Total liabilities and shareholders' equity	$21,470	$21,843

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation First-Quarter 2018 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Income

(Dollars in millions, except per share data)	Three months ended March 31,
	2018	2017
Revenues
Earned premiums	$1,260	$1,208
Investment income, net of expenses	150	149
Investment gains and losses, net	(191)	160
Fee revenues	4	5
Other revenues	1	1
Total revenues	1,224	1,523
Benefits and Expenses
Insurance losses and contract holders' benefits	854	853
Underwriting, acquisition and insurance expenses	403	377
Interest expense	13	13
Other operating expenses	4	4
Total benefits and expenses	1,274	1,247
Income (Loss) Before Income Taxes	(50)	276
Provision (Benefit) for Income Taxes
Current	28	40
Deferred	(47)	35
Total provision (benefit) for income taxes	(19)	75
Net Income (Loss)	$(31)	$201
Per Common Share
Net income (loss)—basic	$(0.19)	$1.22
Net income (loss)—diluted	(0.19)	1.21

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation First-Quarter 2018 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

(Dollars in millions)	Three months ended March 31,
	2018	2017
Net Income (Loss)	$(31)	$201
Other Comprehensive Income (Loss)
Change in unrealized gains on investments, net of tax (benefit) of ($46) and $46, respectively	(175)	85
Amortization of pension actuarial loss and prior service cost, net of tax of $0 and $0, respectively	—	1
Change in life deferred acquisition costs, life policy reserves and other, net of tax of $1 and $1, respectively	5	1
Other comprehensive income (loss)	(170)	87
Comprehensive Income (Loss)	$(201)	$288

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation First-Quarter 2018 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity

(Dollars in millions)	Three months ended March 31,
	2018	2017
Common Stock
Beginning of year	$397	$397
Share-based awards	—	—
End of period	397	397

Paid-In Capital
Beginning of year	1,265	1,252
Share-based awards	(17)	(18)
Share-based compensation	9	8
Other	1	1
End of period	1,258	1,243

Retained Earnings
Beginning of year	5,180	5,037
Cumulative effect of change in accounting for equity securities as of January 1, 2018	2,503	—
Adjusted beginning of year	7,683	5,037
Net income (loss)	(31)	201
Dividends declared	(87)	(82)
End of period	7,565	5,156

Accumulated Other Comprehensive Income
Beginning of year	2,788	1,693
Cumulative effect of change in accounting for equity securities as of January 1, 2018	(2,503)	—
Adjusted beginning of year	285	1,693
Other comprehensive income (loss)	(170)	87
End of period	115	1,780

Treasury Stock
Beginning of year	(1,387)	(1,319)
Share-based awards	14	17
Shares acquired - share repurchase authorization	(15)	(15)
Shares acquired - share-based compensation plans	(2)	(4)
Other	1	1
End of period	(1,389)	(1,320)

Total Shareholders' Equity	$7,946	$7,256

(In millions)
Common Stock - Shares Outstanding
Beginning of year	163.9	164.4
Share-based awards	0.4	0.5
Shares acquired - share repurchase authorization	(0.2)	(0.2)
Shares acquired - share-based compensation plans	—	(0.1)
Other	—	—
End of period	164.1	164.6

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation First-Quarter 2018 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

(Dollars in millions)	Three months ended March 31,
	2018	2017
Cash Flows From Operating Activities
Net income (loss)	$(31)	$201
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18	14
Investment gains and losses, net	191	(160)
Share-based compensation	9	8
Interest credited to contract holders'	11	13
Deferred income tax expense	(47)	35
Changes in:
Investment income receivable	10	11
Premiums and reinsurance receivable	(26)	(44)
Deferred policy acquisition costs	(10)	(25)
Other assets	(8)	(5)
Loss and loss expense reserves	72	92
Life policy and investment contract reserves	21	25
Unearned premiums	55	70
Other liabilities	(137)	(139)
Current income tax receivable/payable	26	40
Net cash provided by operating activities	154	136
Cash Flows From Investing Activities
Sale of fixed maturities	5	12
Call or maturity of fixed maturities	393	249
Sale of equity securities	104	216
Purchase of fixed maturities	(438)	(403)
Purchase of equity securities	(110)	(313)
Investment in finance receivables	(6)	(5)
Collection of finance receivables	6	6
Investment in buildings and equipment	(3)	(2)
Change in other invested assets, net	(5)	(6)
Net cash used in investing activities	(54)	(246)
Cash Flows From Financing Activities
Payment of cash dividends to shareholders	(80)	(77)
Shares acquired - share repurchase authorization	(15)	(15)
Payments of note payable	—	(3)
Proceeds from stock options exercised	4	6
Contract holders' funds deposited	21	23
Contract holders' funds withdrawn	(46)	(43)
Other	(37)	(15)
Net cash used in financing activities	(153)	(124)
Net change in cash and cash equivalents	(53)	(234)
Cash and cash equivalents at beginning of year	657	777
Cash and cash equivalents at end of period	$604	$543
Supplemental Disclosures of Cash Flow Information:
Interest paid	$—	$—
Income taxes paid	—	—
Noncash Activities
Conversion of securities	$3	$4
Equipment acquired under capital lease obligations	5	3
Cashless exercise of stock options	2	4
Other assets and other liabilities	30	73

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation First-Quarter 2018 10-Q

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

Our March 31, 2018, condensed consolidated financial statements are unaudited. We believe that we have made all adjustments, consisting only of normal recurring accruals, that are necessary for fair presentation. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our 2017 Annual Report on Form 10-K. The results of operations for interim periods do not necessarily indicate results to be expected for the full year.

Adopted Accounting Updates

ASU 2014-09 Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Insurance contracts do not fall within the scope of this ASU. The effective date of ASU 2014-09 was for interim and annual reporting periods beginning after December 15, 2017. The company adopted this ASU effective January 1, 2018 and it did not have a material impact on the company's consolidated financial position, cash flows or results of operations.

ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 revised the accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The effective date of ASU 2016-01 was for interim and annual reporting periods beginning after December 15, 2017. The company adopted this ASU on January 1, 2018, and applied it prospectively without prior period amounts restated. As a result of the adoption, $2.503 billion of after-tax unrealized gains on equity securities was reclassified on January 1, 2018, from accumulated other comprehensive income to retained earnings. Results of operations were impacted as changes in fair value of equity securities are now reported in net income (loss) instead of reported in other comprehensive income (loss). As a result of the adoption of this ASU, the first quarter 2018 net investment loss of $191 million in the condensed consolidated statements of income included $198 million from the fair value change of equity securities.

ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The effective date of ASU 2016-15 is for interim and annual reporting periods beginning after December 15, 2017. The company adopted this ASU effective January 1, 2018, and it did not have a material impact on our company's consolidated financial position, cash flows or results of operations.

ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

Cincinnati Financial Corporation First-Quarter 2018 10-Q

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Postretirement Benefit Costs. ASU 2017-07 provides guidance on how to present the components of net periodic benefit costs in the income statement for pension plans and other post-retirement benefit plans and allows only the service cost component of net benefit cost to be eligible for capitalization when applicable. The effective date of ASU 2017-07 is for interim and annual reporting periods beginning after December 15, 2017. The company adopted this ASU effective January 1, 2018 and disclosed the line items used in the statements of income to present the service and non-service components of net periodic benefit costs in Note 11, Employee Retirement Benefits, to these consolidated financial statements. The adoption did not have a material impact on our company's consolidated financial position, cash flows or results of operations.

ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 clarifies when to account for a change to the terms or conditions of a share based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The effective date of ASU 2017-09 was for interim and annual reporting periods, beginning after December 15, 2017, and was applied prospectively. The company adopted this ASU effective January 1, 2018, and it did not have a material impact on our company's consolidated financial position, cash flows or results of operations.

Pending Accounting Updates

ASU 2016-02, Leases (Topic 842)
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The main provision of ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The effective date of ASU 2016-02 is for interim and annual reporting periods beginning after December 15, 2018. The ASU has not yet been adopted; however, it is not expected to have a material impact on our company’s consolidated financial position, cash flows or results of operations.

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

Cincinnati Financial Corporation First-Quarter 2018 10-Q

NOTE 2 – Investments
In the first quarter of 2018, we adopted ASU 2016-01, which resulted in changes in the fair value of equity securities still held at March 31, 2018, being reported in net income (loss) instead of being reported in other comprehensive income (loss). See Note 1, Accounting Policies, for additional discussion.

The following table provides cost or amortized cost, gross unrealized gains, gross unrealized losses and fair value for our fixed-maturity and equity securities:

(Dollars in millions)	Cost or amortized cost	Gross unrealized		Fair value
At March 31, 2018		gains	losses
Fixed maturity securities:
Corporate	$5,452	$155	$35	$5,572
States, municipalities and political subdivisions	4,304	85	35	4,354
Commercial mortgage-backed	285	3	2	286
Government-sponsored enterprises	277	—	6	271
United States government	36	—	1	35
Foreign government	10	—	—	10
Total	10,364	243	79	10,528
At December 31, 2017
Fixed maturity securities:
Corporate	$5,420	$246	$13	$5,653
States, municipalities and political subdivisions	4,316	155	6	4,465
Commercial mortgage-backed	280	7	1	286
Government-sponsored enterprises	257	1	4	254
United States government	31	—	—	31
Foreign government	10	—	—	10
Subtotal	10,314	409	24	10,699
Equity securities:
Common equities	2,918	3,135	14	6,039
Nonredeemable preferred equities	176	34	—	210
Subtotal	3,094	3,169	14	6,249
Total	$13,408	$3,578	$38	$16,948

The net unrealized investment gains in our fixed-maturity portfolio at March 31, 2018, are primarily the result of the continued low interest rate environment that increased the fair value of our fixed-maturity portfolio. Our commercial mortgage-backed securities had an average rating of Aa1/AA at March 31, 2018, and December 31, 2017.
At March 31, 2018, JP Morgan Chase & Co. (NYSE:JPM) was our largest single equity holding with a fair value of $248 million, which was 4.2 percent of our publicly traded common equities portfolio and 1.5 percent of the total investment portfolio.

Cincinnati Financial Corporation First-Quarter 2018 10-Q

The table below provides fair values and gross unrealized losses by investment category and by the duration of the securities’ continuous unrealized loss positions:

(Dollars in millions)	Less than 12 months		12 months or more		Total
At March 31, 2018	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
Corporate	$1,002	$20	$253	$15	$1,255	$35
States, municipalities and political subdivisions	1,052	21	256	14	1,308	35
Commercial mortgage-backed securities	81	1	35	1	116	2
Government-sponsored enterprises	131	2	123	4	254	6
Foreign government	10	—	—	—	10	—
United States government	24	1	11	—	35	1
Total	$2,300	$45	$678	$34	$2,978	$79
At December 31, 2017
Fixed maturity securities:
Corporate	$330	$4	$252	$9	$582	$13
States, municipalities and political subdivisions	88	1	264	5	352	6
Commercial mortgage-backed	33	—	36	1	69	1
Government-sponsored enterprises	96	1	124	3	220	4
Foreign government	10	—	—	—	10	—
United States government	23	—	6	—	29	—
Subtotal	580	6	682	18	1,262	24
Equity securities:
Common equities	229	14	—	—	229	14
Subtotal	229	14	—	—	229	14
Total	$809	$20	$682	$18	$1,491	$38

Contractual maturity dates for fixed-maturity investments were:

(Dollars in millions)	Amortized cost	Fair value	% of fair value
At March 31, 2018
Maturity dates:
Due in one year or less	$449	$457	4.4%
Due after one year through five years	2,714	2,768	26.3
Due after five years through ten years	3,986	4,046	38.4
Due after ten years	3,215	3,257	30.9
Total	$10,364	$10,528	100.0%

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Cincinnati Financial Corporation First-Quarter 2018 10-Q

The following table provides investment income and investment gains and losses, net:

(Dollars in millions)	Three months ended March 31,
	2018	2017
Investment income:
Interest	$110	$111
Dividends	42	39
Other	1	1
Total	153	151
Less investment expenses	3	2
Total	$150	$149

Investment gains and losses, net:
Equity securities:
Investment gains and losses on securities sold, net	$3	$—
Unrealized gains and losses on securities still held, net	(198)	—
Gross realized gains	—	153
Gross realized losses	—	(4)
Subtotal	(195)	149
Fixed maturities:
Gross realized gains	4	10
Gross realized losses	—	—
Subtotal	4	10

Other	—	1
Total	$(191)	$160

During the three months ended March 31, 2018, there were no fixed-maturity securities other-than-temporarily impaired. During the three months ended March 31, 2017, there were no equity securities and no fixed-maturity securities other-than-temporarily impaired. There were no credit losses on fixed-maturity securities for which a portion of other-than-temporary impairment (OTTI) has been recognized in other comprehensive income (loss) for the three months ended March 31, 2018 and 2017.

At March 31, 2018, 250 fixed-maturity investments with a total unrealized loss of $34 million had been in an unrealized loss position for 12 months or more. Of that total, one fixed-maturity investment had a fair value below 70 percent of amortized cost. At December 31, 2017, 249 fixed-maturity investments with a total unrealized loss of $18 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity investments had fair values below 70 percent of amortized cost. There were no equity security investments in an unrealized loss position for 12 months or more as of December 31, 2017.

Cincinnati Financial Corporation First-Quarter 2018 10-Q

NOTE 3 – Fair Value Measurements

In accordance with accounting guidance for fair value measurements and disclosures, we categorized our financial instruments, based on the priority of the observable and market-based data for the valuation technique used, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices with readily available independent data in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable market inputs (Level 3). When various inputs for measurement fall within different levels of the fair value hierarchy, the lowest observable input that has a significant impact on fair value measurement is used. Our valuation techniques have not changed from those used at December 31, 2017, and ultimately management determines fair value. See our 2017 Annual Report on Form 10-K, Item 8, Note 3, Fair Value Measurements, Page 132, for information on characteristics and valuation techniques used in determining fair value.

Fair Value Disclosures for Assets
The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis at March 31, 2018, and December 31, 2017. We do not have any liabilities carried at fair value. There were no transfers between Level 1 and Level 2.

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At March 31, 2018
Fixed maturities, available for sale:
Corporate	$—	$5,571	$1	$5,572
States, municipalities and political subdivisions	—	4,350	4	4,354
Commercial mortgage-backed	—	286	—	286
Government-sponsored enterprises	—	271	—	271
United States government	35	—	—	35
Foreign government	—	10	—	10
Subtotal	35	10,488	5	10,528
Common equities	5,893	—	—	5,893
Nonredeemable preferred equities	—	193	—	193
Separate accounts taxable fixed maturities	—	793	—	793
Top Hat savings plan mutual funds and common equity (included in Other assets)	34	—	—	34
Total	$5,962	$11,474	$5	$17,441

At December 31, 2017
Fixed maturities, available for sale:
Corporate	$—	$5,652	$1	$5,653
States, municipalities and political subdivisions	—	4,460	5	4,465
Commercial mortgage-backed	—	286	—	286
Government-sponsored enterprises	—	254	—	254
United States government	31	—	—	31
Foreign government	—	10	—	10
Subtotal	31	10,662	6	10,699
Common equities, available for sale	6,039	—	—	6,039
Nonredeemable preferred equities, available for sale	—	210	—	210
Separate accounts taxable fixed maturities	—	795	—	795
Top Hat savings plan mutual funds and common equity (included in Other assets)	31	—	—	31
Total	$6,101	$11,667	$6	$17,774

Cincinnati Financial Corporation First-Quarter 2018 10-Q

Each financial instrument that was deemed to have significant unobservable inputs when determining valuation is identified in the following tables by security type with a summary of changes in fair value as of March 31, 2018. Total Level 3 assets continue to be less than 1 percent of financial assets measured at fair value in the condensed consolidated balance sheets. Assets presented in the table below were valued based primarily on broker/dealer quotes for which there is a lack of transparency as to inputs used to develop the valuations. Transfers out of Level 3 included situations where a broker quote was used without observable inputs or data that could be corroborated by our pricing vendors in the prior period and significant other observable inputs were identified in the current period. The quantitative detail of these unobservable inputs is neither provided nor reasonably available to us.

The following table provides the change in Level 3 assets for the three months ended March 31:

(Dollars in millions)	Asset fair value measurements using significant unobservable inputs
	Corporate fixed maturities	States, municipalities and political subdivisions fixed maturities	Total
Beginning balance, January 1, 2018	$1	$5	$6
Total gains or losses (realized/unrealized):
Included in net income (loss)	—	—	—
Included in other comprehensive income (loss)	—	(1)	(1)
Purchases	—	—	—
Sales	—	—	—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance, March 31, 2018	$1	$4	$5

Beginning balance, January 1, 2017	$78	$—	$78
Total gains or losses (realized/unrealized):
Included in net income	—	—	—
Included in other comprehensive income	—	—	—
Purchases	—	—	—
Sales	—	—	—
Transfers into Level 3	—	—	—
Transfers out of Level 3	(77)	—	(77)
Ending balance, March 31, 2017	$1	$—	$1

With the exception of the above table, additional disclosures for the Level 3 category are not material and therefore not provided.

Fair Value Disclosures for Assets and Liabilities Not Carried at Fair Value

The disclosures below are presented to provide information about the effects of current market conditions on financial instruments that are not reported at fair value in our condensed consolidated financial statements.

Cincinnati Financial Corporation First-Quarter 2018 10-Q

This table summarizes the book value and principal amounts of our long-term debt:

(Dollars in millions)			Book value		Principal amount
Interest rate	Year of issue		March 31,	December 31,	March 31,	December 31,
			2018	2017	2018	2017
6.900%	1998	Senior debentures, due 2028	$26	$26	$28	$28
6.920%	2005	Senior debentures, due 2028	391	391	391	391
6.125%	2004	Senior notes, due 2034	370	370	374	374
		Total	$787	$787	$793	$793

The following table shows fair values of our note payable and long-term debt:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At March 31, 2018
Note payable	$—	$24	$—	$24
6.900% senior debentures, due 2028	—	33	—	33
6.920% senior debentures, due 2028	—	490	—	490
6.125% senior notes, due 2034	—	464	—	464
Total	$—	$1,011	$—	$1,011

At December 31, 2017
Note payable	$—	$24	$—	$24
6.900% senior debentures, due 2028	—	34	—	34
6.920% senior debentures, due 2028	—	505	—	505
6.125% senior notes, due 2034	—	477	—	477
Total	$—	$1,040	$—	$1,040

The following table shows the fair value of our life policy loans included in other invested assets:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At March 31, 2018
Life policy loans	$—	$—	$40	$40

At December 31, 2017
Life policy loans	$—	$—	$41	$41

Outstanding principal and interest for these life policy loans totaled $31 million at March 31, 2018, and December 31, 2017.

Cincinnati Financial Corporation First-Quarter 2018 10-Q

The following table shows fair values of our deferred annuities and structured settlements included in life policy and investment contract reserves:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At March 31, 2018
Deferred annuities	$—	$—	$788	$788
Structured settlements	—	200	—	200
Total	$—	$200	$788	$988

At December 31, 2017
Deferred annuities	$—	$—	$834	$834
Structured settlements	—	210	—	210
Total	$—	$210	$834	$1,044

Recorded reserves for the deferred annuities were $821 million and $835 million at March 31, 2018, and December 31, 2017, respectively. Recorded reserves for the structured settlements were $161 million at March 31, 2018, and December 31, 2017.

Cincinnati Financial Corporation First-Quarter 2018 10-Q

NOTE 4 – Property Casualty Loss and Loss Expenses
This table summarizes activity for our consolidated property casualty loss and loss expense reserves:

(Dollars in millions)	Three months ended March 31,
	2018	2017
Gross loss and loss expense reserves, beginning of period	$5,219	$5,035
Less reinsurance recoverable	187	298
Net loss and loss expense reserves, beginning of period	5,032	4,737
Net incurred loss and loss expenses related to:
Current accident year	839	826
Prior accident years	(48)	(38)
Total incurred	791	788
Net paid loss and loss expenses related to:
Current accident year	195	185
Prior accident years	519	509
Total paid	714	694
Net loss and loss expense reserves, end of period	5,109	4,831
Plus reinsurance recoverable	184	297
Gross loss and loss expense reserves, end of period	$5,293	$5,128

We use actuarial methods, models and judgment to estimate, as of a financial statement date, the property casualty loss and loss expense reserves required to pay for and settle all outstanding insured claims, including incurred but not reported (IBNR) claims, as of that date. The actuarial estimate is subject to review and adjustment by an inter-departmental committee that includes actuarial, claims, underwriting, loss prevention and accounting management. This committee is familiar with relevant company and industry business, claims and underwriting trends, as well as general economic and legal trends that could affect future loss and loss expense payments. The amount we will actually have to pay for claims can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate. The reserve for loss and loss expenses in the condensed consolidated balance sheets also included $52 million at March 31, 2018, and
$49 million at March 31, 2017, for certain life and health loss and loss expense reserves.

For the three months ended March 31, 2018, we experienced $48 million of favorable development on prior accident years, including $35 million of favorable development in commercial lines, $1 million of favorable development in personal lines, $10 million of favorable development in excess and surplus lines and $2 million of favorable development in our reinsurance assumed operations. This included $7 million from favorable development of catastrophe losses for the three months ended March 31, 2018. For the three months ended March 31, 2018, we recognized favorable reserve development of $21 million for the commercial property line, $13 million for the workers' compensation line, $2 million for the commercial auto line and $4 million for the other commercial lines due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. For the three months ended March 31, 2018, we recognized unfavorable reserve development of $5 million for the commercial casualty line. The unfavorable reserve development for commercial casualty was primarily due to an increase in case reserves for accident year 2017.

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

Cincinnati Financial Corporation First-Quarter 2018 10-Q

than usual large loss activity. Commercial auto developed unfavorably due to higher loss cost effects in recent accident years, resulting in an increase of our reserve estimate for claims that have not yet been settled.

Cincinnati Financial Corporation First-Quarter 2018 10-Q

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

This table summarizes our life policy and investment contract reserves:

(Dollars in millions)	March 31, 2018	December 31, 2017
Life policy reserves:
Ordinary/traditional life	$1,098	$1,080
Other	47	47
Subtotal	1,145	1,127
Investment contract reserves:
Deferred annuities	821	835
Universal life	607	601
Structured settlements	161	160
Other	6	6
Subtotal	1,595	1,602
Total life policy and investment contract reserves	$2,740	$2,729

Cincinnati Financial Corporation First-Quarter 2018 10-Q

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

(Dollars in millions)	Three months ended March 31,
	2018	2017
Property casualty:
Deferred policy acquisition costs asset, beginning of period	$438	$408
Capitalized deferred policy acquisition costs	232	226
Amortized deferred policy acquisition costs	(224)	(206)
Deferred policy acquisition costs asset, end of period	$446	$428

Life:
Deferred policy acquisition costs asset, beginning of period	$232	$229
Capitalized deferred policy acquisition costs	13	13
Amortized deferred policy acquisition costs	(10)	(8)
Amortized shadow deferred policy acquisition costs	10	(2)
Deferred policy acquisition costs asset, end of period	$245	$232

Consolidated:
Deferred policy acquisition costs asset, beginning of period	$670	$637
Capitalized deferred policy acquisition costs	245	239
Amortized deferred policy acquisition costs	(234)	(214)
Amortized shadow deferred policy acquisition costs	10	(2)
Deferred policy acquisition costs asset, end of period	$691	$660

No premium deficiencies were recorded in the condensed consolidated statements of income, as the sum of the anticipated loss and loss expenses, policyholder dividends and unamortized deferred acquisition expenses did not exceed the related unearned premiums and anticipated investment income.

Cincinnati Financial Corporation First-Quarter 2018 10-Q

NOTE 7 – Accumulated Other Comprehensive Income
Accumulated other comprehensive income (AOCI) includes changes in unrealized gains and losses on investments, changes in pension obligations and changes in life deferred acquisition costs, life policy reserves and other as follows:

(Dollars in millions)	Three months ended March 31,
	2018			2017
	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, beginning of period	$3,540	$733	$2,807	$2,625	$908	$1,717
Cumulative effect of change in accounting for equity securities as of January 1, 2018	(3,155)	(652)	(2,503)	—	—	—
Adjusted AOCI, beginning of period	385	81	304	2,625	908	1,717
OCI before investment gains recognized in net income	(217)	(45)	(172)	290	102	188
Investment gains recognized in net income	(4)	(1)	(3)	(159)	(56)	(103)
OCI	(221)	(46)	(175)	131	46	85
AOCI, end of period	$164	$35	$129	$2,756	$954	$1,802

Pension obligations:
AOCI, beginning of period	$(12)	$(1)	$(11)	$(26)	$(8)	$(18)
OCI excluding amortization recognized in net income	—	—	—	—	—	—
Amortization recognized in net income	—	—	—	1	—	1
OCI	—	—	—	1	—	1
AOCI, end of period	$(12)	$(1)	$(11)	$(25)	$(8)	$(17)

Life deferred acquisition costs, life policy reserves and other:
AOCI, beginning of period	$(10)	$(2)	$(8)	$(9)	$(3)	$(6)
OCI before realized gains and losses recognized in net income	6	1	5	3	2	1
Realized gains recognized in net income	—	—	—	(1)	(1)	—
OCI	6	1	5	2	1	1
AOCI, end of period	$(4)	$(1)	$(3)	$(7)	$(2)	$(5)

Summary of AOCI:
AOCI, beginning of period	$3,518	$730	$2,788	$2,590	$897	$1,693
Cumulative effect of change in accounting for equity securities as of January 1, 2018	(3,155)	(652)	(2,503)	—	—	—
Adjusted AOCI, beginning of period	363	78	285	2,590	897	1,693
Investments OCI	(221)	(46)	(175)	131	46	85
Pension obligations OCI	—	—	—	1	—	1
Life deferred acquisition costs, life policy reserves and other OCI	6	1	5	2	1	1
Total OCI	(215)	(45)	(170)	134	47	87
AOCI, end of period	$148	$33	$115	$2,724	$944	$1,780

Investment gains and losses, net and life deferred acquisition costs, life policy reserves and other investment gains and losses, net, are recorded in the investment gains and losses, net, line item in the condensed consolidated statements of income. Amortization on pension obligations is recorded in the insurance losses and contract holders'

Cincinnati Financial Corporation First-Quarter 2018 10-Q

benefits and underwriting, acquisition and insurance expenses in the condensed consolidated statements of income.

Cincinnati Financial Corporation First-Quarter 2018 10-Q

NOTE 8 – Reinsurance
Primary components of our property casualty reinsurance assumed operations include involuntary and voluntary assumed risks as well as contracts from our reinsurance assumed operations, known as Cincinnati Re. Primary components of our ceded reinsurance include a property per risk treaty, property excess treaty, casualty per occurrence treaty, casualty excess treaty, property catastrophe treaty and catastrophe bonds and retrocessions on our reinsurance assumed operations. Management's decisions about the appropriate level of risk retention are affected by various factors, including changes in our underwriting practices, capacity to retain risks and reinsurance market conditions.

The tables below summarize our consolidated property casualty insurance net written premiums, earned premiums and incurred loss and loss expenses:

(Dollars in millions)	Three months ended March 31,
	2018	2017
Direct written premiums	$1,247	$1,226
Assumed written premiums	49	33
Ceded written premiums	(38)	(28)
Net written premiums	$1,258	$1,231

(Dollars in millions)	Three months ended March 31,
	2018	2017
Direct earned premiums	$1,207	$1,163
Assumed earned premiums	33	27
Ceded earned premiums	(40)	(39)
Earned premiums	$1,200	$1,151

(Dollars in millions)	Three months ended March 31,
	2018	2017
Direct incurred loss and loss expenses	$781	$788
Assumed incurred loss and loss expenses	16	15
Ceded incurred loss and loss expenses	(6)	(15)
Incurred loss and loss expenses	$791	$788

Our life insurance company purchases reinsurance for protection of a portion of the risks that are written. Primary components of our life reinsurance program include individual mortality coverage, aggregate catastrophe and accidental death coverage in excess of certain deductibles.

The tables below summarize our consolidated life insurance earned premiums and contract holders' benefits incurred:

(Dollars in millions)	Three months ended March 31,
	2018	2017
Direct earned premiums	$77	$74
Ceded earned premiums	(17)	(17)
Earned premiums	$60	$57

Cincinnati Financial Corporation First-Quarter 2018 10-Q

(Dollars in millions)	Three months ended March 31,
	2018	2017
Direct contract holders' benefits incurred	$76	$76
Ceded contract holders' benefits incurred	(13)	(11)
Contract holders' benefits incurred	$63	$65

The ceded benefits incurred can vary depending on the type of life insurance policy held and the year the policy was issued.

NOTE 9 – Income Taxes
As of March 31, 2018, and December 31, 2017, we had no liability for unrecognized tax benefits.

The differences between the 21 percent and 35 percent statutory federal income tax rates and our effective income tax rate were as follows:

(Dollars in millions)	Three months ended March 31,
	2018		2017
Tax at statutory rate:	$(11)	21.0%	$97	35.0%
Increase (decrease) resulting from:
Tax-exempt income from municipal bonds	(5)	10.0	(9)	(3.3)
Dividend received exclusion	(3)	6.0	(8)	(2.9)
Other	—	1.0	(5)	(1.6)
Provision for income taxes	$(19)	38.0%	$75	27.2%

The provision for federal income taxes is based upon filing a consolidated income tax return for the company and its subsidiaries.

Our 2017 10-K discusses enactment of the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017, and its impact on our financial results for that period. Interpretive guidance of the Tax Act will be received throughout 2018, and we expect to update our estimates and our disclosure on a quarterly basis as interpretative guidance is received within each quarter that it is received. During the period ended March 31, 2018, the U.S. Treasury Department (the “Treasury”) and the Internal Revenue Service (the ”IRS”) have not issued further clarification or guidance for the items for which our accounting for the Tax Act is incomplete. We expect to complete determination of the effects of the Tax Act on our deferred tax assets and liabilities as part of the annual income tax return filing process.

As of March 31, 2018, we had no operating or capital loss carryforwards.

Cincinnati Financial Corporation First-Quarter 2018 10-Q

NOTE 10 – Net Income (Loss) Per Common Share
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are computed based on the weighted average number of common and dilutive potential common shares outstanding using the treasury stock method. The table shows calculations for basic and diluted earnings per share:

(In millions, except per share data)	Three months ended March 31,
	2018	2017
Numerator:
Net income (loss)—basic and diluted	$(31)	$201
Denominator:
Basic weighted-average common shares outstanding	164.0	164.6
Effect of share-based awards:
Stock options	—	1.1
Nonvested shares	—	0.8
Diluted weighted-average shares	164.0	166.5
Earnings per share:
Basic	$(0.19)	$1.22
Diluted	(0.19)	1.21
Number of anti-dilutive share-based awards	2.8	0.7

In accordance with ASC 260, Earnings per Share, the assumed exercise of share-based awards in 2018 were excluded from the computation of diluted loss per share. See our 2017 Annual Report on Form 10-K, Item 8, Note 17, Share-Based Associate Compensation Plans, Page 161, for information about share-based awards. The above table shows the number of anti-dilutive share-based awards for the three months ended March 31, 2018 and 2017. These share-based awards were not included in the computation of net income (loss) per common share (diluted) because their exercise would have anti-dilutive effects.

NOTE 11 – Employee Retirement Benefits
The following summarizes the components of net periodic benefit cost for our qualified and supplemental pension plans:

(Dollars in millions)	Three months ended March 31,
	2018	2017
Service cost	$3	$3
Non-service costs (benefit):
Interest cost	3	3
Expected return on plan assets	(5)	(5)
Amortization of actuarial loss and prior service cost	—	1
Total non-service benefit	(2)	(1)
Net periodic benefit cost	$1	$2

See our 2017 Annual Report on Form 10-K, Item 8, Note 13, Employee Retirement Benefits, Page 156, for information on our retirement benefits. Service costs and non-service costs (benefit) are allocated in the same proportion primarily to underwriting, acquisition and insurance expenses line item with the remainder allocated to insurance losses and contract holders' benefits line item on the consolidated statements of income for both 2018 and 2017.

We made matching contributions totaling $6 million to our 401(k) and Top Hat savings plans during the first quarter of 2018 and 2017.

Cincinnati Financial Corporation First-Quarter 2018 10-Q

We contributed $5 million to our qualified pension plan during the first three months of 2018.

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

Cincinnati Financial Corporation First-Quarter 2018 10-Q

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

We report as Other the noninvestment operations of the parent company and its noninsurer subsidiary, CFC Investment Company and Cincinnati Re, our reinsurance assumed operations. See our 2017 Annual Report on Form 10-K, Item 8, Note 18, Segment Information, Page 164, for a description of revenue, income or loss before income taxes and identifiable assets for each of the five segments.

Cincinnati Financial Corporation First-Quarter 2018 10-Q

Segment information is summarized in the following table:

(Dollars in millions)	Three months ended March 31,
	2018	2017
Revenues:
Commercial lines insurance
Commercial casualty	$265	$265
Commercial property	228	223
Commercial auto	161	155
Workers' compensation	80	84
Other commercial	56	54
Commercial lines insurance premiums	790	781
Fee revenues	2	1
Total commercial lines insurance	792	782

Personal lines insurance
Personal auto	151	141
Homeowner	136	125
Other personal	38	34
Personal lines insurance premiums	325	300
Fee revenues	1	2
Total personal lines insurance	326	302

Excess and surplus lines insurance	56	48

Life insurance premiums	60	57
Fee revenues	1	2
Total life insurance	61	59

Investments
Investment income, net of expenses	150	149
Investment gains and losses, net	(191)	160
Total investment revenue	(41)	309

Other
Cincinnati Re insurance premiums	29	22
Other	1	1
Total other revenues	30	23
Total revenues	$1,224	$1,523

Income (loss) before income taxes:
Insurance underwriting results
Commercial lines insurance	$15	$(2)
Personal lines insurance	(9)	(15)
Excess and surplus lines insurance	18	18
Life insurance	2	—
Investments	(65)	286
Other	(11)	(11)
Total income (loss) before income taxes	$(50)	$276

Identifiable assets:	March 31, 2018	December 31, 2017
Property casualty insurance	$2,888	$2,863
Life insurance	1,418	1,409
Investments	16,748	17,112
Other	416	459
Total	$21,470	$21,843

Cincinnati Financial Corporation First-Quarter 2018 10-Q

Item 2.    Management’s Discussion and Analysis of Financial Condition and
Results of Operations
The following discussion highlights significant factors influencing the condensed consolidated results of operations and financial position of Cincinnati Financial Corporation. It should be read in conjunction with the consolidated financial statements and related notes included in our 2017 Annual Report on Form 10-K. Unless otherwise noted, the industry data is prepared by A.M. Best Co., a leading insurance industry statistical, analytical and financial strength rating organization. Information from A.M. Best is presented on a statutory basis. When we provide our results on a comparable statutory basis, we label it as such; all other company data is presented in accordance with accounting principles generally accepted in the United States of America (GAAP).

We present per share data on a diluted basis unless otherwise noted, adjusting those amounts for all stock splits and dividends. Dollar amounts are rounded to millions; calculations of percent changes are based on dollar amounts rounded to the nearest million. Certain percentage changes are identified as not meaningful (nm).

SAFE HARBOR STATEMENT
This is our “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995. Our business is subject to certain risks and uncertainties that may cause actual results to differ materially from those suggested by the forward-looking statements in this report. Some of those risks and uncertainties are discussed in our 2017 Annual Report on Form 10-K, Item 1A, Risk Factors, Page 30.
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

Cincinnati Financial Corporation First-Quarter 2018 10-Q

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

Cincinnati Financial Corporation First-Quarter 2018 10-Q

CORPORATE FINANCIAL HIGHLIGHTS

Net Income (Loss) and Comprehensive Income (Loss) Data

(Dollars in millions, except per share data)	Three months ended March 31,
	2018	2017	% Change
Earned premiums	$1,260	$1,208	4
Investment income, net of expenses (pretax)	150	149	1
Investment gains and losses, net (pretax)	(191)	160	nm
Total revenues	1,224	1,523	(20)
Net income (loss)	(31)	201	nm
Comprehensive income (loss)	(201)	288	nm
Net income (loss) per share—diluted	(0.19)	1.21	nm
Cash dividends declared per share	0.53	0.50	6
Diluted weighted average shares outstanding	164.0	166.5	(2)

Total revenues decreased for the first quarter of 2018, compared with the same period of 2017, as higher earned premiums were offset by a reduction in net investment gains. Premium and investment revenue trends are discussed further in the respective sections of Financial Results.

Investment gains and losses are recognized on the sales of investments, on certain changes in fair values of securities even though we continue to hold the securities or as otherwise required by GAAP. We have substantial discretion in the timing of investment sales, and that timing generally is independent of the insurance underwriting process. The change in fair value of securities is also generally independent of the insurance underwriting process.

The net loss for first-quarter of 2018, compared with first-quarter 2017 net income, was a change of $232 million, primarily due to a $254 million decrease in after-tax net investment gains and losses that offset a $19 million increase in after-tax property casualty underwriting income. New accounting requirements adopted during the first quarter of 2018 resulted in reporting, through net income, the change in fair value for equity securities still held, as disclosed in this quarterly report Item 1, Note 1, Accounting Policies, and Note 2, Investments. Included in the $254 million decrease in net investment gains was $156 million from the recognition of fair value changes of equity securities still held that prior to 2018 would have been reported in other comprehensive income instead of net income. Catastrophe losses, mostly weather related, were $27 million less after taxes and favorably affected both net income and property casualty underwriting income. First-quarter 2018 after-tax investment income in our investments segment results rose $13 million. Life insurance segment results on a pretax basis for the first quarter of 2018 rose $2 million compared with the first quarter of 2017.

Performance by segment is discussed below in Financial Results. As discussed in our 2017 Annual Report on Form 10-K, Item 7, Factors Influencing Our Future Performance, Page 48, there are several reasons that our performance during 2018 may be below our long-term targets. In that annual report, as part of Financial Results, we also discussed the full-year 2018 outlook for each reporting segment.

The board of directors is committed to rewarding shareholders directly through cash dividends and through share repurchase authorizations. Through 2017, the company had increased the annual cash dividend rate for 57 consecutive years, a record we believe is matched by only seven other publicly traded companies. In January 2018, the board of directors increased the regular quarterly dividend to 53 cents per share, setting the stage for our 58th consecutive year of increasing cash dividends. During the first three months of 2018, cash dividends declared by the company increased 6 percent compared with the same period of 2017. Our board regularly evaluates relevant factors in decisions related to dividends and share repurchases. The 2018 dividend increase reflected our strong earnings performance and signaled management’s and the board’s positive outlook and confidence in our outstanding capital, liquidity and financial flexibility.

Cincinnati Financial Corporation First-Quarter 2018 10-Q

Balance Sheet Data and Performance Measures

(Dollars in millions, except share data)	At March 31,	At December 31,
	2018	2017
Total investments	$16,721	$17,051
Total assets	21,470	21,843
Short-term debt	24	24
Long-term debt	787	787
Shareholders' equity	7,946	8,243
Book value per share	48.42	50.29
Debt-to-total-capital ratio	9.3%	9.0%

Total assets at March 31, 2018, decreased 2 percent compared with year-end 2017, and included a 2 percent decrease in investments that reflected net purchases that were offset by lower fair values for many securities in our portfolio. Shareholders’ equity decreased 4 percent, and book value per share also decreased 4 percent during the first three months of 2018. Our debt-to-total-capital ratio (capital is the sum of debt plus shareholders’ equity) was slightly higher than at year-end 2017.

Our value creation is our primary performance metric. That ratio was negative 2.7 percent for the first three months of 2018, and was less than the same period in 2017 due to a decrease in overall net gains from our investment portfolio. The $1.87 decrease in book value per share during the first three months of 2018 contributed negative 3.7 percentage points to the value creation ratio, while dividends declared at $0.53 per share contributed positive 1.0 points. Value creation ratios for comparable periods by major components and in total, along with a calculations from per-share amounts, are shown in the tables below.

	Three months ended March 31,
	2018	2017
Value creation ratio major components:
Net income before investment gains	1.5%	1.4%
Change in fixed-maturity securities, realized and unrealized gains	(2.1)	0.4
Change in equity securities, investment gains	(1.9)	2.3
Other	(0.2)	(0.3)
Value creation ratio	(2.7)%	3.8%

Cincinnati Financial Corporation First-Quarter 2018 10-Q

(Dollars are per share)	Three months ended March 31,
	2018	2017
Value creation ratio:
End of period book value*	$48.42	$44.07
Less beginning of period book value	50.29	42.95
Change in book value	(1.87)	1.12
Dividend declared to shareholders	0.53	0.50
Total value creation	$(1.34)	$1.62

Value creation ratio from change in book value**	(3.7)%	2.6%
Value creation ratio from dividends declared to shareholders***	1.0	1.2
Value creation ratio	(2.7)%	3.8%

* Book value per share is calculated by dividing end of period total shareholders' equity by end of period shares outstanding
** Change in book value divided by the beginning of period book value
*** Dividend declared to shareholders divided by beginning of period book value

DRIVERS OF LONG-TERM VALUE CREATION
Operating through The Cincinnati Insurance Company, Cincinnati Financial Corporation is one of the 25 largest property casualty insurers in the nation, based on 2017 net written premiums for approximately 2,000 U.S. stock and mutual insurer groups. We market our insurance products through a select group of independent insurance agencies as discussed in our 2017 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 5. At March 31, 2018, we actively marketed through agencies located in 42 states. We maintain a long-term perspective that guides us in addressing immediate challenges or opportunities while focusing on the major decisions that best position our company for success through all market cycles.

To measure our long-term progress in creating shareholder value, our value creation ratio is our primary financial performance target. As discussed in our 2017 Annual Report on Form 10-K, Item 7, Executive Summary, Page 44, management believes this measure is a meaningful indicator of our long-term progress in creating shareholder value and has three primary performance drivers:

•
Premium growth – We believe our agency relationships and initiatives can lead to a property casualty written premium growth rate over any five-year period that exceeds the industry average. For the first three months of 2018, our consolidated property casualty net written premium year-over-year growth was 2 percent. As of February 2018, A.M. Best projected the industry's full-year 2018 written premium growth at approximately 4 percent. For the five-year period 2013 through 2017, our growth rate was nearly double that of the industry. The industry's growth rate excludes its mortgage and financial guaranty lines of business.

•
Combined ratio – We believe our underwriting philosophy and initiatives can generate a GAAP combined ratio over any five-year period that is consistently within the range of 95 percent to 100 percent. For the first three months of 2018, our GAAP combined ratio was 97.9 percent and our statutory combined ratio was 96.4 percent, both including 5.0 percentage points of current accident year catastrophe losses partially offset by 3.9 percentage points of favorable loss reserve development on prior accident years. As of February 2018, A.M. Best projected the industry's full-year 2018 statutory combined ratio at approximately 100 percent, including approximately 5 percentage points of catastrophe losses and a favorable effect of approximately 1 percentage point of loss reserve development on prior accident years. The industry's ratio again excludes its mortgage and financial guaranty lines of business.

•
Investment contribution – We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year return of the Standard & Poor’s 500 Index. For the first three months of 2018, pretax investment income was $150 million, up 1 percent compared with the same period in 2017. We believe our investment portfolio mix provides an appropriate balance of income stability and growth with capital appreciation potential.

Cincinnati Financial Corporation First-Quarter 2018 10-Q

Highlights of Our Strategy and Supporting Initiatives
Management has worked to identify a strategy that can lead to long-term success, with concurrence by the board of directors. Our strategy is intended to position us to compete successfully in the markets we have targeted while appropriately managing risk. Further description of our long-term, proven strategy can be found in our 2017 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 5. We believe successful implementation of initiatives that support our strategy will help us better serve our agent customers and reduce volatility in our financial results while we also grow earnings and book value over the long term, successfully navigating challenging economic, market or industry pricing cycles.

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

We continue to enhance our property casualty underwriting expertise and to effectively and efficiently underwrite individual policies and process transactions. Ongoing initiatives supporting this work include expanding our pricing and segmentation capabilities through experience and use of predictive analytics and additional data. Our segmentation efforts emphasize identification and retention of insurance policies we believe have relatively stronger pricing, while seeking more aggressive renewal terms and conditions on policies we believe have relatively weaker pricing. In 2018, we continue to improve underwriting and rate adequacy for our commercial auto and personal auto lines of business. Our commercial auto policies that renewed during the first three months of 2018 experienced an estimated average price increase at percentages in the high-single-digit range, and our personal auto policies that renewed during that period also averaged an estimated price increase at percentages in the high-single-digit range.

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

We continue to appoint new agencies to develop additional points of distribution. In 2018, we are planning approximately 100 appointments of independent agencies that offer most or all of our property casualty insurance products. During the first three months of 2018, we appointed 22 new agencies that meet that criteria.
We also plan to appoint additional agencies that focus on high net worth personal lines clients. In 2018, we are targeting the appointment of approximately 100 agencies that market only personal lines products for us. During the first three months of 2018, we appointed 24 new agencies that meet that criteria.
As of March 31, 2018, a total of 1,724 agency relationships market our property casualty insurance products from 2,288 reporting locations.
We also continue to grow premiums through the disciplined expansion of Cincinnati Re. During the first three months of 2018, Cincinnati Re contributed $6 million of growth in consolidated property casualty insurance net written premiums.

Financial Strength
An important part of our long-term strategy is financial strength, which is described in our 2017 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Financial Strength, Page 8. One aspect of our financial strength is prudent use of reinsurance ceded to help manage financial performance variability due to catastrophe loss experience. A description of how we use reinsurance ceded is included in our 2017 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, 2018 Reinsurance Ceded Programs, Page 99. Another aspect of our financial strength is our investment portfolio, which remains well-diversified as discussed in this quarterly report in Item 3, Quantitative and Qualitative Disclosures About Market Risk. Our strong parent-company liquidity and financial strength increase our flexibility to maintain a cash dividend through all periods and to continue to invest in and expand our insurance operations.

At March 31, 2018, we held $2.532 billion of our cash and invested assets at the parent-company level, of which $2.295 billion, or 90.6 percent, was invested in common stocks, and $160 million, or 6.3 percent, was cash or

Cincinnati Financial Corporation First-Quarter 2018 10-Q

cash equivalents. Our debt-to-total-capital ratio was 9.3 percent at March 31, 2018. Another important indicator of financial strength is our ratio of property casualty net written premiums to statutory surplus, which was 1.0-to-1 for the 12 months ended March 31, 2018, matching year-end 2017.

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

At April 24, 2018, our insurance subsidiaries continued to be highly rated.

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

Cincinnati Financial Corporation First-Quarter 2018 10-Q

CONSOLIDATED PROPERTY CASUALTY INSURANCE HIGHLIGHTS
Consolidated property casualty insurance results include premiums and expenses for our standard market insurance segments (commercial lines and personal lines), our excess and surplus lines segment and our reinsurance assumed operations.

(Dollars in millions)	Three months ended March 31,
	2018	2017	% Change
Earned premiums	$1,200	$1,151	4
Fee revenues	3	3	0
Total revenues	1,203	1,154	4
Loss and loss expenses from:
Current accident year before catastrophe losses	779	709	10
Current accident year catastrophe losses	60	117	(49)
Prior accident years before catastrophe losses	(41)	(27)	(52)
Prior accident years catastrophe losses	(7)	(11)	36
Loss and loss expenses	791	788	0
Underwriting expenses	383	360	6
Underwriting profit	$29	$6	383

Ratios as a percent of earned premiums:			Pt. Change
Current accident year before catastrophe losses	64.9%	61.6%	3.3
Current accident year catastrophe losses	5.0	10.2	(5.2)
Prior accident years before catastrophe losses	(3.3)	(2.4)	(0.9)
Prior accident years catastrophe losses	(0.6)	(1.0)	0.4
Loss and loss expenses	66.0	68.4	(2.4)
Underwriting expenses	31.9	31.3	0.6
Combined ratio	97.9%	99.7%	(1.8)

Combined ratio	97.9%	99.7%	(1.8)
Contribution from catastrophe losses and prior years reserve development	1.1	6.8	(5.7)
Combined ratio before catastrophe losses and prior years reserve development	96.8%	92.9%	3.9

Our consolidated property casualty insurance operations generated an underwriting profit of $29 million for the first quarter of 2018. The increase of $23 million, compared with the same period of 2017, in part reflected a decrease of $53 million in losses from natural catastrophes that were mostly weather related. Weather-related losses not identified as part of designated catastrophe events for the property casualty industry, typically referred to as noncatastrophe weather losses, increased by $43 million in the first quarter of 2018, and partially offset the decrease in catastrophe losses. First-quarter 2018 also experienced a higher amount of favorable reserve development on prior accident years. We believe future property casualty underwriting results will continue to benefit from price increases and our ongoing initiatives to improve pricing precision and loss experience related to claims and loss control practices.
For all property casualty lines of business in aggregate, net loss and loss expense reserves at March 31, 2018, were $77 million higher than at year-end 2017, including $6 million for the incurred but not reported (IBNR) portion. The $77 million reserve increase raised year-end 2017 net loss and loss expense reserves by 2 percent.

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

Cincinnati Financial Corporation First-Quarter 2018 10-Q

Our consolidated property casualty combined ratio for the first quarter of 2018 decreased by 1.8 percentage points, compared with the same period of 2017, including 4.8 points from lower catastrophe losses and loss expenses. Noncatastrophe weather-related losses were 3.5 points higher, and partially offset the decrease in the ratio for castastrophe losses.

The combined ratio can be affected significantly by natural catastrophe losses and other large losses as discussed in detail below. The combined ratio can also be affected by updated estimates of loss and loss expense reserves established for claims that occurred in prior periods, referred to as prior accident years. Net favorable development on prior accident year reserves, including reserves for catastrophe losses, benefited the combined ratio by 3.9 percentage points in the first three months of 2018, compared with 3.4 percentage points in the same period of 2017. Net favorable development is discussed in further detail in Financial Results by property casualty insurance segment.

The ratio for current accident year loss and loss expenses before catastrophe losses rose in the first three months of 2018. That 64.9 percent ratio increased 3.3 percentage points compared with the 61.6 percent accident year 2017 ratio measured as of March 31, 2017, including a decrease of 0.9 percentage points in the ratio for large losses of $1 million or more per claim, discussed below. The effects of higher 2018 noncatastrophe weather-related losses contributed significantly to the overall increase in the current accident year ratio.

The underwriting expense ratio for the first three months of 2018 increased, compared with the same period of 2017, reflecting a lower amount of deferred acquisition costs that was partially offset by higher earned premiums and ongoing expense management efforts.

Consolidated Property Casualty Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2018	2017	% Change
Agency renewal written premiums	$1,083	$1,057	2
Agency new business written premiums	159	153	4
Cincinnati Re net written premiums	46	40	15
Other written premiums	(30)	(19)	(58)
Net written premiums	1,258	1,231	2
Unearned premium change	(58)	(80)	28
Earned premiums	$1,200	$1,151	4

The trends in net written premiums and earned premiums summarized in the table above include the effects of price increases. Price change trends that heavily influence renewal written premium increases or decreases, along with other premium growth drivers for 2018, are discussed in more detail by segment below in Financial Results.

Consolidated property casualty net written premiums for the three months ended March 31, 2018, grew $27 million compared with the same period of 2017. Our premium growth initiatives from prior years have provided an ongoing favorable effect on growth during the current year, particularly as newer agency relationships mature over time.

Consolidated property casualty agency new business written premiums rose $6 million for the first quarter of 2018, compared with the same period of 2017. New business written premiums in the first three months of 2018 were higher than the same period of 2017 for each of our property casualty insurance segments. New agency appointments during 2017 and 2018 produced a $13 million increase in standard lines new business for the first three months of 2018 compared with the same period of 2017. As we appoint new agencies that choose to move accounts to us, we report these accounts as new business. While this business is new to us, in many cases it is not new to the agent. We believe these seasoned accounts tend to be priced more accurately than business that may be less familiar to our agent upon obtaining it from a competing agent.

Net written premiums for Cincinnati Re increased $6 million for the first three months of 2018, compared with the same period of 2017. Cincinnati Re assumes risks through reinsurance treaties and in some cases cedes part of the risk and related premiums to one or more unaffiliated reinsurance companies through transactions known as

Cincinnati Financial Corporation First-Quarter 2018 10-Q

retrocessions. For the first three months of 2018, earned premiums for Cincinnati Re totaled $29 million, compared with $22 million earned in the same period a year ago.

Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. Those ceded premium totals for the first three months of 2018 were substantially similar to the same period of 2017.

Catastrophe losses and loss expenses typically have a material effect on property casualty results and can vary significantly from period to period. Losses from natural catastrophes contributed 4.4 percentage points to the combined ratio in the first three months of 2018, compared with 9.2 percentage points in the same period of 2017. Some of those losses were applicable to annual loss deductible provisions of our collateralized reinsurance funded through catastrophe bonds. For our collateralized reinsurance arrangement that became effective in January 2017, we can recover catastrophe bond funds if aggregate losses, after the $8 million per occurrence deductible, exceed $190 million during an annual coverage period. Aggregate losses from three events between January 1 and March 31, 2018, which occurred within the specific geographic locations included in the severe convective storm portion of our coverage, totaled $23 million, after our per occurrence deductible. The following table shows consolidated property casualty insurance catastrophe losses and loss expenses incurred, net of reinsurance, as well as the effect of loss development on prior period catastrophe events. We individually list declared catastrophe events for which our incurred losses reached or exceeded $10 million.

Cincinnati Financial Corporation First-Quarter 2018 10-Q

Consolidated Property Casualty Insurance Catastrophe Losses and Loss Expenses Incurred

(Dollars in millions, net of reinsurance)			Three months ended March 31,
			Comm.	Pers.	E&S	Cin.
Dates	Event	Region	lines	lines	lines	Re	Total
2018
Jan. 8-10	Flood, wind	West	$—	$11	$—	$—	$11
Mar. 1-3	Freezing, ice, snow, wind	Northeast, South	6	6	—	—	12
Mar. 18-21	Flood, hail, wind	South	17	5	1	—	23
All other 2018 catastrophes			7	7	—	—	14
Development on 2017 and prior catastrophes			(7)	—	—	—	(7)
Calendar year incurred total			$23	$29	$1	$—	$53

2017
Feb. 28-Mar. 1	Flood, hail, wind	Midwest, South	$21	$20	$1	$—	$42
Mar. 6-9	Flood, hail, wind	Midwest, Northeast, South	22	13	—	—	35
Mar. 21-22	Flood, hail, wind	South	13	10	—	—	23
All other 2017 catastrophes			12	5	—	—	17
Development on 2016 and prior catastrophes			(9)	(1)	—	(1)	(11)
Calendar year incurred total			$59	$47	$1	$(1)	$106

The following table includes data for losses incurred of $1 million or more per claim, net of reinsurance.

Consolidated Property Casualty Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended March 31,
	2018	2017	% Change
Current accident year losses greater than $5 million	$15	$28	(46)
Current accident year losses $1 million - $5 million	32	29	10
Large loss prior accident year reserve development	34	17	100
Total large losses incurred	81	74	9
Losses incurred but not reported	10	4	150
Other losses excluding catastrophe losses	520	467	11
Catastrophe losses	51	103	(50)
Total losses incurred	$662	$648	2

Ratios as a percent of earned premiums:			Pt. Change
Current accident year losses greater than $5 million	1.3%	2.4%	(1.1)
Current accident year losses $1 million - $5 million	2.7	2.5	0.2
Large loss prior accident year reserve development	2.8	1.5	1.3
Total large loss ratio	6.8	6.4	0.4
Losses incurred but not reported	0.8	0.4	0.4
Other losses excluding catastrophe losses	43.4	40.5	2.9
Catastrophe losses	4.2	9.0	(4.8)
Total loss ratio	55.2%	56.3%	(1.1)

We believe the inherent variability of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the variability in addition to general

Cincinnati Financial Corporation First-Quarter 2018 10-Q

inflationary trends in loss costs. Our analysis continues to indicate no unexpected concentration of large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The first-quarter 2018 property casualty total large losses incurred of $81 million, net of reinsurance, were higher than the $77 million quarterly average during full-year 2017 and higher than the $74 million experienced for the first quarter of 2017. The ratio for these large losses was 0.4 percentage points higher compared with last year’s first quarter. We believe results for the three-month period largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million. Losses by size are discussed in further detail in results of operations by property casualty insurance segment.

Cincinnati Financial Corporation First-Quarter 2018 10-Q

FINANCIAL RESULTS
Consolidated results reflect the operating results of each of our five segments along with the parent company, Cincinnati Re and other activities reported as “Other.” The five segments are:

•	Commercial lines property casualty insurance

•	Personal lines property casualty insurance

•	Excess and surplus lines property casualty insurance

•	Life insurance

•	Investments

Cincinnati Financial Corporation First-Quarter 2018 10-Q

COMMERCIAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended March 31,
	2018	2017	% Change
Earned premiums	$790	$781	1
Fee revenues	2	1	100
Total revenues	792	782	1
Loss and loss expenses from:
Current accident year before catastrophe losses	524	478	10
Current accident year catastrophe losses	30	68	(56)
Prior accident years before catastrophe losses	(28)	(2)	nm
Prior accident years catastrophe losses	(7)	(9)	22
Loss and loss expenses	519	535	(3)
Underwriting expenses	258	249	4
Underwriting profit (loss)	$15	$(2)	nm

Ratios as a percent of earned premiums:			Pt. Change
Current accident year before catastrophe losses	66.2%	61.2%	5.0
Current accident year catastrophe losses	3.8	8.7	(4.9)
Prior accident years before catastrophe losses	(3.5)	(0.3)	(3.2)
Prior accident years catastrophe losses	(0.9)	(1.1)	0.2
Loss and loss expenses	65.6	68.5	(2.9)
Underwriting expenses	32.7	31.9	0.8
Combined ratio	98.3%	100.4%	(2.1)

Combined ratio	98.3%	100.4%	(2.1)
Contribution from catastrophe losses and prior years reserve development	(0.6)	7.3	(7.9)
Combined ratio before catastrophe losses and prior years reserve development	98.9%	93.1%	5.8

Overview
Performance highlights for the commercial lines segment include:

•
Premiums – Earned premiums for the commercial lines segment grew during the first three months of 2018. The table below analyzes the primary components of premiums. We continue using predictive analytics tools to improve pricing precision and segmentation while also leveraging our local relationships with agents through the efforts of our teams that work closely with them. We seek to maintain appropriate pricing discipline for both new and renewal business as our agents and underwriters assess account quality to make careful decisions on a case-by-case basis whether to write or renew a policy.

Agency renewal written premiums decreased $1 million during the three months ended March 31, 2018, compared with the same period of 2017. The first-quarter 2018 decrease was largely due to a lower total for policies with annual premiums greater than $250,000 that offset price increases and improving economic conditions. During the first quarter of 2018, our overall standard commercial lines policies continued to average estimated renewal price increases at percentages in the low-single-digit range, similar to the fourth quarter of 2017. We continue to segment commercial lines policies, emphasizing identification and retention of policies we believe have relatively stronger pricing. Conversely, we have been seeking stricter renewal terms and conditions on policies we believe have relatively weaker pricing, in turn retaining fewer of those policies. We measure average changes in commercial lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for the respective policies.
Our average overall commercial lines renewal pricing change includes the impact of flat pricing for certain coverages within package policies written for a three-year term that were in force but did not expire during the period being measured. Therefore, the change in average commercial lines renewal pricing we report reflects

Cincinnati Financial Corporation First-Quarter 2018 10-Q

a blend of three-year policies that did not expire and other policies that did expire during the measurement period. For commercial lines policies that did expire and were then renewed during the first quarter of 2018, we estimate that our average percentage price increase for commercial auto continued in the high-single-digit range. The estimated average percentage price change for our commercial property line of business was an increase in the mid-single-digit range and for commercial casualty it was an increase near the low end of the low-single-digit range. The estimated average percentage price change for workers’ compensation was a decrease in the mid-single-digit range.
Renewal premiums for our commercial casualty and workers’ compensation lines include the results of policy audits that adjust initial premium amounts based on differences between estimated and actual sales or payroll related to a specific policy. Audits completed during the first three months of 2018 contributed $16 million to net written premiums.
New business written premiums for commercial lines increased $1 million during the first three months of 2018, compared with the same period of 2017. Trend analysis for year-over-year comparisons of individual quarters are more difficult to assess for commercial lines new business written premiums, due to inherent variability. That variability is often driven by larger policies with annual premiums greater than $100,000.
Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. For our commercial lines insurance segment, ceded premium totals for the first three months of 2018 exceeded the same period of 2017 by less than $1 million.

Commercial Lines Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2018	2017	% Change
Agency renewal written premiums	$771	$772	0
Agency new business written premiums	104	103	1
Other written premiums	(21)	(10)	(110)
Net written premiums	854	865	(1)
Unearned premium change	(64)	(84)	24
Earned premiums	$790	$781	1

•
Combined ratio – The commercial lines combined ratio decreased 2.1 percentage points for the first three months of 2018, compared with the same period a year ago, largely due to a decrease in losses from natural catastrophes. The first-quarter 2018 combined ratio also reflected higher noncatastrophe weather-related losses and a higher amount of benefit from favorable reserve development on prior accident years, discussed below.

Catastrophe losses and loss expenses accounted for 2.9 percentage points of the combined ratio for the first three months of 2018, compared with 7.6 percentage points for the same period a year ago. The 10-year annual average for that catastrophe measure through 2017 for the commercial lines segment was 5.2 percentage points, and the five-year annual average was 4.7 percentage points. The first-quarter 2018 ratio for noncatastrophe weather-related losses, at 6.5 percent, was 3.7 percentage points higher than the same period a year ago.
Commercial auto, representing 20 percent of our 2017 commercial lines earned premiums, was the only major line of business in this segment with a first-quarter 2018 total loss and loss expense ratio before catastrophe losses significantly higher than we desired. During the first three months of 2018, our commercial auto policies experienced average renewal price increases at percentages in the high-single-digit range. We believe pricing and risk selection actions we are taking will help improve future profitability. Further segmentation of policies as they renew should also help improve profitability, as we seek more adequate pricing on individual policies that need it based on analytics and underwriter judgment.
The net effect of reserve development on prior accident years during the first three months of 2018 was favorable for commercial lines overall by $35 million compared with $11 million for the same period in 2017. For the first three months of 2018, our commercial property line of business was the largest contributor to the total commercial lines net favorable reserve development on prior accident years, followed by workers' compensation. Those contributions were partially offset by a relatively small amount of unfavorable reserve development for our commercial casualty line of business, primarily due an increase in case reserves for

Cincinnati Financial Corporation First-Quarter 2018 10-Q

accident year 2017. The net favorable reserve development recognized during the first three months of 2018 for our commercial lines insurance segment was largely for accident years prior to 2016, and was primarily due to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2017 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 49.
The commercial lines underwriting expense ratio for the first quarter of 2018 increased, compared with the same period of 2017, reflecting a lower amount of deferred acquisition costs that was partially offset by higher earned premiums and ongoing expense management efforts.

Commercial Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended March 31,
	2018	2017	% Change
Current accident year losses greater than $5 million	$15	$28	(46)
Current accident year losses $1 million - $5 million	22	26	(15)
Large loss prior accident year reserve development	29	17	71
Total large losses incurred	66	71	(7)
Losses incurred but not reported	16	(5)	nm
Other losses excluding catastrophe losses	325	306	6
Catastrophe losses	22	58	(62)
Total losses incurred	$429	$430	0

Ratios as a percent of earned premiums:			Pt. Change
Current accident year losses greater than $5 million	1.9%	3.6%	(1.7)
Current accident year losses $1 million - $5 million	2.9	3.3	(0.4)
Large loss prior accident year reserve development	3.6	2.2	1.4
Total large loss ratio	8.4	9.1	(0.7)
Losses incurred but not reported	2.1	(0.6)	2.7
Other losses excluding catastrophe losses	41.1	39.2	1.9
Catastrophe losses	2.8	7.4	(4.6)
Total loss ratio	54.4%	55.1%	(0.7)

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The first-quarter 2018 commercial lines total large losses incurred of $66 million, net of reinsurance, were higher than the quarterly average of $63 million during full-year 2017 but lower than the $71 million total large losses incurred for the first quarter of 2017. The decrease in commercial lines large losses for the first three months of 2018 was largely due to our commercial property and workers' compensation lines of business. The first-quarter 2018 ratio for commercial lines total large losses was 0.7 percentage points lower compared with last year’s first-quarter ratio. We believe results for the three-month period largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation First-Quarter 2018 10-Q

PERSONAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended March 31,
	2018	2017	% Change
Earned premiums	$325	$300	8
Fee revenues	1	2	(50)
Total revenues	326	302	8
Loss and loss expenses from:
Current accident year before catastrophe losses	210	193	9
Current accident year catastrophe losses	29	48	(40)
Prior accident years before catastrophe losses	(1)	(9)	89
Prior accident years catastrophe losses	—	(1)	100
Loss and loss expenses	238	231	3
Underwriting expenses	97	86	13
Underwriting loss	$(9)	$(15)	40

Ratios as a percent of earned premiums:			Pt. Change
Current accident year before catastrophe losses	64.5%	64.1%	0.4
Current accident year catastrophe losses	9.0	16.0	(7.0)
Prior accident years before catastrophe losses	(0.1)	(2.9)	2.8
Prior accident years catastrophe losses	(0.1)	(0.4)	0.3
Loss and loss expenses	73.3	76.8	(3.5)
Underwriting expenses	29.9	28.7	1.2
Combined ratio	103.2%	105.5%	(2.3)

Combined ratio	103.2%	105.5%	(2.3)
Contribution from catastrophe losses and prior years reserve development	8.8	12.7	(3.9)
Combined ratio before catastrophe losses and prior years reserve development	94.4%	92.8%	1.6

Overview
Performance highlights for the personal lines segment include:

•
Premiums – Personal lines earned premiums and net written premiums for the first three months of 2018 continued to grow, reflecting increases in renewal written premiums and new business written premiums from agencies that represent us. Price increases and a high level of policy retention were the main drivers of renewal premium growth. The table below analyzes the primary components of premiums.

Agency renewal written premiums increased 8 percent for the first quarter of 2018, largely reflecting rate increases. We estimate that premium rates for our personal auto line of business increased at average percentages in the high-single-digit range during the first three months of 2018. For our homeowner line of business, we estimate that premium rates for the first three months of 2018 increased at average percentages in the mid-single-digit range. For both our personal auto and homeowner lines of business, some individual policies experienced lower or higher rate changes based on each risk's specific characteristics and enhanced pricing precision enabled by predictive models.
Personal lines new business written premiums grew $5 million or 15 percent during the first quarter of 2018, compared with the same period of 2017, mainly due to an increase of approximately $5 million from high net worth clients of our agencies. Personal lines new business written premiums from our high net worth policies totaled approximately $15 million for the first three months of 2018.
Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. For our personal lines insurance segment, ceded premium totals for the first three months of 2018 were similar to the same period of 2017.
We continue to implement strategies discussed in our 2017 Annual Report on Form 10-K, Item 1, Strategic Initiatives, Page 14, to enhance our responsiveness to marketplace changes and to help achieve our long-term

Cincinnati Financial Corporation First-Quarter 2018 10-Q

objectives for personal lines growth and profitability. These strategies include initiatives to more profitably underwrite personal auto policies.

Personal Lines Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2018	2017	% Change
Agency renewal written premiums	$264	$245	8
Agency new business written premiums	39	34	15
Other written premiums	(6)	(6)	0
Net written premiums	297	273	9
Unearned premium change	28	27	4
Earned premiums	$325	$300	8

•
Combined ratio – Our personal lines combined ratio for the first quarter of 2018 decreased 2.3 percentage points, compared with the same period a year ago, primarily due to a decrease of 6.7 percentage points in the ratio for weather-related natural catastrophe losses and loss expenses. The first-quarter 2018 combined ratio also reflected higher noncatastrophe weather-related losses.

Catastrophe losses and loss expenses accounted for 8.9 percentage points of the combined ratio for the first three months of 2018, compared with 15.6 percentage points for the same period of 2017. The 10-year annual average catastrophe loss ratio through 2017 for the personal lines segment was 11.4 percentage points, and the five-year annual average was 8.6 percentage points. The first-quarter 2018 ratio for noncatastrophe weather-related losses, at 7.4 percent, was 3.6 percentage points higher than the same period a year ago.
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
Personal auto, representing 47 percent of our 2017 personal lines earned premiums, was the only major line of business in this segment with a first-quarter 2018 total loss and loss expense ratio before catastrophe losses significantly higher than we desired. As discussed above, during the first three months of 2018, our personal auto policies experienced average renewal price increases at percentages in the high-single-digit range. We believe rate increases and other actions to improve pricing precision and reduce loss costs will improve future profitability.
The net effect of reserve development on prior accident years during the first three months of 2018 was favorable for personal lines overall by $1 million, compared with $10 million for the same period in 2017. Our personal auto line of business was the largest contributor to the first-quarter 2018 total personal lines net favorable reserve development on prior accident years, partially offset by unfavorable reserve development for our homeowner and other personal lines of business. The favorable reserve development was due primarily to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2017 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 49.
The underwriting expense ratio increased for the first three months of 2018, compared with the same period of 2017, reflecting a lower amount of deferred acquisition costs that was partially offset by higher earned premiums and ongoing expense management efforts.

Cincinnati Financial Corporation First-Quarter 2018 10-Q

Personal Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended March 31,
	2018	2017	% Change
Current accident year losses greater than $5 million	$—	$—	nm
Current accident year losses $1 million - $5 million	10	3	233
Large loss prior accident year reserve development	5	—	nm
Total large losses incurred	15	3	400
Losses incurred but not reported	(1)	10	nm
Other losses excluding catastrophe losses	167	144	16
Catastrophe losses	29	46	(37)
Total losses incurred	$210	$203	3

Ratios as a percent of earned premiums:			Pt. Change
Current accident year losses greater than $5 million	—%	—%	0.0
Current accident year losses $1 million - $5 million	2.9	1.0	1.9
Large loss prior accident year reserve development	1.7	(0.2)	1.9
Total large loss ratio	4.6	0.8	3.8
Losses incurred but not reported	(0.4)	3.3	(3.7)
Other losses excluding catastrophe losses	51.6	47.9	3.7
Catastrophe losses	8.8	15.5	(6.7)
Total loss ratio	64.6%	67.5%	(2.9)

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the first quarter of 2018, the personal lines total large loss ratio, net of reinsurance, was 3.8 percentage points higher than last year’s first quarter. The rise in personal lines large losses for the first three months of 2018 was largely due to our homeowner line of business. We believe results for the three-month period largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation First-Quarter 2018 10-Q

EXCESS AND SURPLUS LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended March 31,
	2018	2017	% Change
Earned premiums	$56	$48	17

Loss and loss expenses from:
Current accident year before catastrophe losses	30	26	15
Current accident year catastrophe losses	1	1	0
Prior accident years before catastrophe losses	(10)	(13)	23
Prior accident years catastrophe losses	—	—	0
Loss and loss expenses	21	14	50
Underwriting expenses	17	16	6
Underwriting profit	$18	$18	0

Ratios as a percent of earned premiums:			Pt. Change
Current accident year before catastrophe losses	54.6%	55.5%	(0.9)
Current accident year catastrophe losses	1.8	1.2	0.6
Prior accident years before catastrophe losses	(17.2)	(27.4)	10.2
Prior accident years catastrophe losses	0.1	(0.4)	0.5
Loss and loss expenses	39.3	28.9	10.4
Underwriting expenses	29.5	33.4	(3.9)
Combined ratio	68.8%	62.3%	6.5

Combined ratio	68.8%	62.3%	6.5
Contribution from catastrophe losses and prior years reserve development	(15.3)	(26.6)	11.3
Combined ratio before catastrophe losses and prior years reserve development	84.1%	88.9%	(4.8)

Overview
Performance highlights for the excess and surplus lines segment include:

•	Premiums – Excess and surplus lines net written premiums continued to grow, primarily due to increases in renewal written premiums, during the first three months of 2018.
Renewal written premiums rose 20 percent for the three months ended March 31, 2018, compared with the same period of 2017, reflecting the opportunity to renew many accounts for the first time, as well as higher renewal pricing. For the first three months of 2018, excess and surplus lines policy renewals experienced estimated average price increases at percentages in the low-single-digit range. We measure average changes in excess and surplus lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies.
New business written premiums produced by agencies increased by less than $1 million for the first three months of 2018, compared with the same period of 2017, as we continued to carefully underwrite each policy in a highly competitive market. Some of what we report as new business came from accounts that were not new to our agents. We believe our agents’ seasoned accounts tend to be priced more accurately than business that may be less familiar to them.

Cincinnati Financial Corporation First-Quarter 2018 10-Q

Excess and Surplus Lines Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2018	2017	% Change
Agency renewal written premiums	$48	$40	20
Agency new business written premiums	16	16	0
Other written premiums	(3)	(3)	0
Net written premiums	61	53	15
Unearned premium change	(5)	(5)	0
Earned premiums	$56	$48	17

•
Combined ratio – The excess and surplus lines combined ratio increased by 6.5 percentage points for the first quarter of 2018, compared with the same period of 2017, primarily due to less favorable reserve development on prior accident years.

Excess and surplus lines net favorable reserve development on prior accident years, as a ratio to earned premiums, was 17.1 percent for the first three months of 2018, compared with 27.8 percent for the same period of 2017. Approximately half of the net favorable reserve development recognized during the first three months of 2018 was attributable to accident years 2017 and 2016. The favorable reserve development was due primarily to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2017 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 49.
The underwriting expense ratio for the first quarter of 2018 improved, compared with the same period of 2017, reflecting higher earned premiums and ongoing expense management efforts.

Cincinnati Financial Corporation First-Quarter 2018 10-Q

Excess and Surplus Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended March 31,
	2018	2017	% Change
Current accident year losses greater than $5 million	$—	$—	nm
Current accident year losses $1 million - $5 million	—	—	nm
Large loss prior accident year reserve development	—	—	nm
Total large losses incurred	—	—	nm
Losses incurred but not reported	(5)	(1)	nm
Other losses excluding catastrophe losses	14	8	75
Catastrophe losses	1	—	nm
Total losses incurred	$10	$7	43

Ratios as a percent of earned premiums:			Pt. Change
Current accident year losses greater than $5 million	—%	—%	0.0
Current accident year losses $1 million - $5 million	—	—	0.0
Large loss prior accident year reserve development	(0.4)	(0.3)	(0.1)
Total large loss ratio	(0.4)	(0.3)	(0.1)
Losses incurred but not reported	(9.0)	(1.6)	(7.4)
Other losses excluding catastrophe losses	26.4	17.0	9.4
Catastrophe losses	1.8	0.8	1.0
Total loss ratio	18.8%	15.9%	2.9

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the first quarter of 2018, the excess and surplus lines total ratio for large losses, net of reinsurance, was 0.1 percentage points lower than last year’s first quarter. We believe results for the three-month period largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation First-Quarter 2018 10-Q

LIFE INSURANCE RESULTS

(Dollars in millions)	Three months ended March 31,
	2018	2017	% Change
Earned premiums	$60	$57	5
Fee revenues	1	2	(50)
Total revenues	61	59	3
Contract holders' benefits incurred	63	65	(3)
Investment interest credited to contract holders'	(24)	(23)	(4)
Underwriting expenses incurred	20	17	18
Total benefits and expenses	59	59	0
Life insurance segment profit	$2	$—	nm

Overview
Performance highlights for the life insurance segment include:

•	Revenues – Revenues increased for the three months ended March 31, 2018, primarily due to higher earned premiums from term life insurance, our largest life insurance product line.
Net in-force life insurance policy face amounts increased to $62.147 billion at March 31, 2018, from $61.177 billion at year-end 2017.
Fixed annuity deposits received for the three months ended March 31, 2018, were $7 million compared with $10 million for same period of 2017. Fixed annuity deposits have a minimal impact to earned premiums because deposits received are initially recorded as liabilities. Profit is earned over time by way of interest-rate spreads. We do not write variable or equity-indexed annuities.

Life Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2018	2017	% Change
Term life insurance	$41	$38	8
Universal life insurance	9	10	(10)
Other life insurance, annuity and disability income products	10	9	11
Net earned premiums	$60	$57	5

•
Profitability – Our life insurance segment typically reports a small profit or loss on a GAAP basis because profits from investment income spreads are included in our investment segment results. We include only investment income credited to contract holders (including interest assumed in life insurance policy reserve calculations) in our life insurance segment results. A gain of $2 million for our life insurance segment in the first three months of 2018, compared with a gain of less than $1 million for the same period of 2017, was largely due to more favorable effects from the unlocking of actuarial assumptions.

Life insurance segment benefits and expenses consist principally of contract holders’ (policyholders’) benefits incurred related to traditional life and interest-sensitive products and operating expenses incurred, net of deferred acquisition costs. Total benefits decreased in the first three months of 2018. The increase in life policy and investment contract reserves during the first three months of 2018 was less than the increase for the same period a year ago. For the first three months of 2018, unlocking of interest rate and other actuarial assumptions decreased life policy and contract reserves. For the first three months of 2017, unlocking increased life policy and contract reserves. Mortality results increased from the same period of 2017 but were less than our 2018 projections.
Underwriting expenses for the first three months of 2018 increased compared with the same period a year ago. For the first three months of 2018, unlocking of interest rate and other actuarial assumptions had an immaterial impact on the amount of expenses deferred to future periods. For the first three months of 2017, unlocking increased the amount of expenses deferred to future periods, decreasing underwriting expenses.

Cincinnati Financial Corporation First-Quarter 2018 10-Q

We recognize that assets under management, capital appreciation and investment income are integral to evaluating the success of the life insurance segment because of the long duration of life products. On a basis that includes investment income and investment gains or losses from life-insurance-related invested assets, the life insurance company reported net income of $13 million for the three months ended March 31, 2018, matching net income for the same period of 2017. The life insurance company portfolio had net after-tax investment gains of less than $1 million for the three months ended March 31, 2018, compared with $3 million of net after-tax investment gains for the three months ended March 31, 2017.

INVESTMENTS RESULTS

Overview
The investments segment contributes investment income and investment gains and losses to results of operations. Investments traditionally are our primary source of pretax and after-tax profits.

Investment Income
Pretax investment income increased 1 percent for the first quarter of 2018, compared with the same period of 2017. Interest income decreased due to the continuing effects of the low interest rate environment that offset net purchases of fixed-maturity securities. Higher dividend income reflected rising dividend rates and net purchases of equity securities.

Investments Results

(Dollars in millions)	Three months ended March 31,
	2018	2017	% Change
Total investment income, net of expenses	$150	$149	1
Investment interest credited to contract holders'	(24)	(23)	(4)
Investment gains and losses, net	(191)	160	nm
Investments profit (loss), pretax	$(65)	$286	nm

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

(Dollars in millions)	% Yield	Principal redemptions
At March 31, 2018
Fixed-maturity pretax yield profile:
Expected to mature during the remainder of 2018	5.54	$525
Expected to mature during 2019	6.03	660
Expected to mature during 2020	4.75	665
Average yield and total expected redemptions from the remainder of 2018 through 2020	5.43	$1,850

Cincinnati Financial Corporation First-Quarter 2018 10-Q

The table below shows the average pretax yield-to-amortized cost for fixed-maturity securities acquired during the periods indicated. The average yield for total fixed-maturity securities acquired during the first three months of 2018 was lower than the 4.40 percent average yield-to-amortized cost of the fixed-maturity securities portfolio at the end of 2017. Our fixed-maturity portfolio's average yield of 4.26 percent for the first three months of 2018, from the investment income table below, was also lower than that yield for the year-end 2017 fixed-maturities portfolio.

	Three months ended March 31,
	2018	2017
Average pretax yield-to-amortized cost on new fixed-maturities:
Acquired taxable fixed-maturities	4.11%	4.38%
Acquired tax-exempt fixed-maturities	3.32	3.46
Average total fixed-maturities acquired	4.02	3.93

While our bond portfolio more than covers our insurance reserve liabilities, we believe our diversified common stock portfolio of mainly blue chip, dividend-paying companies represents one of our best investment opportunities for the long term. In our 2017 Annual Report on Form 10-K, Item 1, Investments Segment, Page 24, and Item 7, Investments Outlook, Page 86, we discussed our portfolio strategies. We discuss risks related to our investment income and our fixed-maturity and equity investment portfolios in this quarterly report Item 3, Quantitative and Qualitative Disclosures About Market Risk.

The table below provides details about investment income. Average yields in this table are based on the average invested asset and cash amounts indicated in the table, using fixed-maturity securities valued at amortized cost and all other securities at fair value.

(Dollars in millions)	Three months ended March 31,
	2018	2017	% Change
Investment income:
Interest	$110	$111	(1)
Dividends	42	39	8
Other	1	1	0
Less investment expenses	3	2	50
Investment income, pretax	150	149	1
Less income taxes	23	35	(34)
Total investment income, after-tax	$127	$114	11

Investment returns:
Average invested assets plus cash and cash equivalents	$17,242	$16,141
Average yield pretax	3.48%	3.69%
Average yield after-tax	2.95	2.83
Effective tax rate	15.4	23.6

Fixed-maturity returns:
Average amortized cost	$10,339	$9,890
Average yield pretax	4.26%	4.49%
Average yield after-tax	3.56	3.28
Effective tax rate	16.3	27.0

Cincinnati Financial Corporation First-Quarter 2018 10-Q

Total Investment Gains and Losses
We believe it is useful to analyze our overall investment performance by using total investment return over several years. Total investment return considers changes in unrealized gains and losses, which are not included in net income, in addition to net investment income and investment gains and losses that are included in net income. Measuring total investment gains and losses is useful for evaluating major components of changes in book value and the value creation ratio that are not included in net income before investment gains.

Investment gains and losses are recognized on the sales of investments, on certain changes in fair values of securities even though we continue to hold the securities or as otherwise required by GAAP. New accounting requirements adopted during first-quarter 2018 resulted in reporting, through net income, the change in fair value for equity securities still held, as disclosed in this quarterly report Item 1, Note 1, Accounting Policies, and Note 2, Investments. Included in net investment gains and losses for the first three months of 2018 was $198 million from the recognition of fair value changes of equity securities still held that prior to 2018 would have been reported in other comprehensive income instead of net income. Change in unrealized gain or losses for fixed-maturity securities are included as a component of other comprehensive income (OCI). Accounting requirements for other-than-temporary impairment (OTTI) charges for the fixed-maturity portfolio are disclosed in our 2017 Annual Report on Form 10-K, Item 8, Note 1, Summary of Significant Accounting Policies, Page 121.

The table below summarizes total investment gains and losses, before taxes.

(Dollars in millions)	Three months ended March 31,
	2018	2017
Investment gains and losses:
Equity securities:
Investment gains and losses on securities sold, net	$3	$—
Unrealized investment gains and losses on securities still held, net	(198)	—
Gross realized gains	—	153
Gross realized losses	—	(4)
Subtotal	(195)	149
Fixed maturities:
Gross realized gains	4	10
Gross realized losses	—	—
Subtotal	4	10
Other	—	1
Total investment gains and losses reported in net income	(191)	160

Change in unrealized investment gains and losses:
Equity Securities	—	97
Fixed Maturities	(221)	34
Total unrealized investment gains and losses reported in OCI	(221)	131
Total	$(412)	$291

Of the 3,499 fixed-maturity securities in the portfolio, one security was trading below 70 percent of amortized cost at March 31, 2018. This fixed-maturity security had a fair value of $2 million with an unrealized loss of $1 million. Our asset impairment committee regularly monitors the portfolio, including a quarterly review of the entire portfolio for potential OTTI charges. We believe that if liquidity in the markets were to significantly deteriorate or economic conditions were to significantly weaken, we could experience declines in portfolio values and possibly additional OTTI charges.

We had no OTTI charges for either the first three months of 2018 or the first three months of 2017.

Cincinnati Financial Corporation First-Quarter 2018 10-Q

OTHER
We report as Other the noninvestment operations of the parent company and a noninsurance subsidiary, CFC Investment Company. We also report as Other the underwriting results of Cincinnati Re, our reinsurance assumed operation, including earned premiums, loss and loss expenses and underwriting expenses.

Total revenues for the first three months of 2018 for our Other operations increased, compared with the same period of 2017, primarily due to earned premiums from Cincinnati Re. Total expenses for Other also increased for the first three months of 2018, primarily due to losses and loss expenses and underwriting expenses from Cincinnati Re.

Other loss in the table below represents losses before income taxes. The net result of Cincinnati Re for the first three months of 2018 was an underwriting profit of approximately $5 million. For both periods shown, Other loss resulted largely from interest expense from debt of the parent company.

(Dollars in millions)	Three months ended March 31,
	2018	2017	% Change
Interest and fees on loans and leases	$1	$1	0
Earned premiums	29	22	32
Total revenues	30	23	30
Interest expense	13	13	0
Loss and loss expenses	13	8	63
Underwriting expenses	11	9	22
Operating expenses	4	4	0
Total expenses	41	34	21
Other loss	$(11)	$(11)	0

TAXES
We had $19 million of income tax benefit for the three months ended March 31, 2018, compared with $75 million of income tax expense for the same period of 2017. The effective tax rate for the three months ended March 31, 2018, was 38.0 percent compared with 27.2 percent for the same period last year. The change in our effective tax rate includes the change in the federal tax rate from 35 percent to 21 percent. However, our increase in effective tax rate is primarily due to large unrealized losses included in income for the current period versus only net realized gains included in income for the prior period, combined with immaterial changes in the amount of permanent book-tax differences between the two periods. In both periods, permanent book-tax differences such as tax-exempt interest lowered the effective tax rate, to a smaller positive rate in 2017 and a larger negative rate in 2018.

Historically, we have pursued a strategy of investing some portion of cash flow in tax-advantaged fixed-maturity and equity securities to minimize our overall tax liability and maximize after-tax earnings. See Tax-Exempt Fixed Maturities in this quarterly report Item 3, Quantitative and Qualitative Disclosures About Market Risk for further discussion on municipal bond purchases in our fixed-maturity investment portfolio. For our property casualty insurance subsidiaries, approximately 75 percent of interest from tax-advantaged fixed-maturity investments and approximately 40 percent of dividends from qualified equities are exempt from federal tax after applying proration from the 1986 Tax Reform Act. Our noninsurance companies own an immaterial amount of tax-advantaged fixed-maturity investments. For our noninsurance companies, the dividend received deduction exempts 50 percent of dividends from qualified equities. Our life insurance company does not own tax-advantaged fixed-maturity investments or equities subject to the dividend received deduction. Details about our effective tax rate are in this quarterly report Item 1, Note 9 – Income Taxes.

Cincinnati Financial Corporation First-Quarter 2018 10-Q

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2018, shareholders’ equity was $7.946 billion, compared with $8.243 billion at December 31, 2017. Total debt was $811 million at March 31, 2018, matching December 31, 2017. At March 31, 2018, cash and cash equivalents totaled $604 million, compared with $657 million at December 31, 2017.

SOURCES OF LIQUIDITY

Subsidiary Dividends
Our lead insurance subsidiary declared dividends of $100 million to the parent company in the first three months of 2018, compared with $90 million for the same period of 2017. For full-year 2017, subsidiary dividends declared totaled $465 million. State of Ohio regulatory requirements restrict the dividends our insurance subsidiary can pay. For full-year 2018, total dividends that our insurance subsidiary could pay to our parent company without regulatory approval are approximately $509 million.

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

See our 2017 Annual Report on Form 10-K, Item 1, Investments Segment, Page 24, for a discussion of our historic investment strategy, portfolio allocation and quality.

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

The table below shows a summary of operating cash flow for property casualty insurance (direct method):

(Dollars in millions)	Three months ended March 31,
	2018	2017	% Change
Premiums collected	$1,269	$1,241	2
Loss and loss expenses paid	(714)	(694)	(3)
Commissions and other underwriting expenses paid	(519)	(497)	(4)
Cash flow from underwriting	36	50	(28)
Investment income received	108	105	3
Cash flow from operations	$144	$155	(7)

Collected premiums for property casualty insurance rose $28 million during the first three months of 2018, compared with the same period in 2017. Loss and loss expenses paid increased $20 million. Commissions and other underwriting expenses paid rose $22 million, primarily due to higher commissions paid to agencies, reflecting the increase in collected premiums.

We discuss our future obligations for claims payments and for underwriting expenses in our 2017 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 92, and Other Commitments also on Page 92.

Cincinnati Financial Corporation First-Quarter 2018 10-Q

Capital Resources
At March 31, 2018, our debt-to-total-capital ratio was 9.3 percent, with $787 million in long-term debt and $24 million in borrowing on our revolving short-term line of credit. That line of credit also had a $24 million balance at December 31, 2017. At March 31, 2018, $201 million was available for future cash management needs. Based on our capital requirements at March 31, 2018, we do not anticipate a material increase in debt levels during the remainder of 2018. As a result, we expect changes in our debt-to-total-capital ratio to continue to be largely a function of the contribution of unrealized investment gains or losses to shareholders’ equity.

We provide details of our three, long-term notes in this quarterly report Item 1, Note 3 – Fair Value Measurements. None of the notes are encumbered by rating triggers.

Four independent ratings firms award insurer financial strength ratings to our property casualty insurance companies and three firms rate our life insurance company. Those firms made no changes to our parent company debt ratings during the first three months of 2018. Our debt ratings are discussed in our 2017 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, Other Sources of Liquidity, Page 90.

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

Contractual Obligations
In our 2017 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 92, we estimated our future contractual obligations as of December 31, 2017. There have been no material changes to our estimates of future contractual obligations since our 2017 Annual Report on Form 10-K.

Other Commitments
In addition to our contractual obligations, we have other property casualty operational commitments.

•
Commissions – Commissions paid were $327 million in the first three months of 2018. Commission payments generally track with written premiums, except for annual profit-sharing commissions typically paid during the first quarter of the year.

•
Other underwriting expenses – Many of our underwriting expenses are not contractual obligations, but reflect the ongoing expenses of our business. Noncommission underwriting expenses paid were $192 million in the first three months of 2018.

•
Technology costs – In addition to contractual obligations for hardware and software, we anticipate capitalizing up to $6 million in spending for key technology initiatives in 2018. Capitalized development costs related to key technology initiatives were $1 million in the first three months of 2018. These activities are conducted at our discretion, and we have no material contractual obligations for activities planned as part of these projects.

We contributed $5 million to our qualified pension plan during the first three months of 2018.

Cincinnati Financial Corporation First-Quarter 2018 10-Q

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

Uses of Capital
Uses of cash to enhance shareholder return include dividends to shareholders. In January 2018, the board of directors declared regular quarterly cash dividends of 53 cents per share for an indicated annual rate of $2.12 per share. During the first three months of 2018, we used $80 million to pay cash dividends to shareholders.

PROPERTY CASUALTY INSURANCE LOSS AND LOSS EXPENSE RESERVES
For the business lines in the commercial and personal lines insurance segments, and in total for the excess and surplus lines segment, the following table details gross reserves among case, IBNR (incurred but not reported) and loss expense reserves, net of salvage and subrogation reserves. Reserving practices are discussed in our 2017 Annual Report on Form 10-K, Item 7, Property Casualty Insurance Loss and Loss Expense Obligations and Reserves, Page 93.

Total gross reserves at March 31, 2018, increased $74 million compared with December 31, 2017. Case loss reserves for losses increased $71 million, IBNR loss reserves increased by $9 million and loss expense reserves decreased by $6 million. Accounting for most of the total gross increase was the aggregate of our commercial casualty, homeowner and commercial auto lines of business.

Cincinnati Financial Corporation First-Quarter 2018 10-Q

Property Casualty Gross Reserves

(Dollars in millions)	Loss reserves		Loss expense reserves	Total gross reserves
	Case reserves	IBNR reserves			Percent of total
At March 31, 2018
Commercial lines insurance:
Commercial casualty	$913	$620	$576	$2,109	39.9%
Commercial property	246	22	52	320	6.0
Commercial auto	400	129	127	656	12.4
Workers' compensation	394	529	92	1,015	19.2
Other commercial	108	12	62	182	3.4
Subtotal	2,061	1,312	909	4,282	80.9
Personal lines insurance:
Personal auto	241	38	68	347	6.6
Homeowner	124	(1)	33	156	2.9
Other personal	54	47	4	105	2.0
Subtotal	419	84	105	608	11.5
Excess and surplus lines	111	82	78	271	5.1
Cincinnati Re	24	106	2	132	2.5
Total	$2,615	$1,584	$1,094	$5,293	100.0%
At December 31, 2017
Commercial lines insurance:
Commercial casualty	$890	$611	$570	$2,071	39.7%
Commercial property	232	18	65	315	6.0
Commercial auto	401	119	125	645	12.4
Workers' compensation	393	533	96	1,022	19.6
Other commercial	108	14	61	183	3.5
Subtotal	2,024	1,295	917	4,236	81.2
Personal lines insurance:
Personal auto	240	35	70	345	6.6
Homeowner	101	2	33	136	2.6
Other personal	55	46	5	106	2.0
Subtotal	396	83	108	587	11.2
Excess and surplus lines	104	87	73	264	5.1
Cincinnati Re	20	110	2	132	2.5
Total	$2,544	$1,575	$1,100	$5,219	100.0%

LIFE POLICY AND INVESTMENT CONTRACT RESERVES
Gross life policy and investment contract reserves were $2.740 billion at March 31, 2018, compared with $2.729 billion at year-end 2017, reflecting continued growth in life insurance policies in force. We discuss our life insurance reserving practices in our 2017 Annual Report on Form 10-K, Item 7, Life Insurance Policyholder Obligations and Reserves, Page 99.

Cincinnati Financial Corporation First-Quarter 2018 10-Q

OTHER MATTERS

SIGNIFICANT ACCOUNTING POLICIES
Our significant accounting policies are discussed in our 2017 Annual Report on Form 10-K, Item 8, Note 1, Summary of Significant Accounting Policies, Page 121, and updated in this quarterly report Item 1, Note 1, Accounting Policies.

In conjunction with those discussions, in the Management’s Discussion and Analysis in the 2017 Annual Report on Form 10-K, management reviewed the estimates and assumptions used to develop reported amounts related to the most significant policies. Management discussed the development and selection of those accounting estimates with the audit committee of the board of directors.

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

Our view of potential risks and our sensitivity to such risks is discussed in our 2017 Annual Report on Form 10-K, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, Page 106.

The fair value of our investment portfolio was $16.614 billion at March 31, 2018, down $334 million from year-end 2017, including a $171 million decrease in the fixed-maturity portfolio and a $163 million decrease in the equity portfolio.

(Dollars in millions)	At March 31, 2018				At December 31, 2017
	Cost or adjusted cost	Percent of total	Fair value	Percent of total	Cost or adjusted cost	Percent of total	Fair value	Percent of total
Taxable fixed maturities	$6,467	47.8%	$6,595	39.7%	$6,383	47.6%	$6,637	39.2%
Tax-exempt fixed maturities	3,897	28.8	3,933	23.7	3,931	29.3	4,062	24.0
Common equity securities	2,997	22.1	5,893	35.5	2,918	21.8	6,039	35.6
Nonredeemable preferred equity securities	172	1.3	193	1.1	176	1.3	210	1.2
Total	$13,533	100.0%	$16,614	100.0%	$13,408	100.0%	$16,948	100.0%

At March 31, 2018, our consolidated investment portfolio included $5 million of assets for which values are based on prices or valuation techniques that require significant management judgment (Level 3 assets). This represented less than 1 percent of investment portfolio assets measured at fair value. See Item 1, Note 3, Fair Value Measurements, for additional discussion of our valuation techniques. We have generally obtained and evaluated two nonbinding quotes from brokers; then, our investment professionals determined our best estimate of fair value. These investments include private placements, small issues and various thinly traded securities.

In addition to our investment portfolio, the total investments amount reported in our condensed consolidated balance sheets includes Other invested assets. Other invested assets included $31 million of life policy loans, $40 million of private equity investments and $36 million of real estate through direct property ownership and development projects in the United States at March 31, 2018.

Cincinnati Financial Corporation First-Quarter 2018 10-Q

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

In the first three months of 2018, the decrease in fair value of our fixed-maturity portfolio reflected net purchases of securities that were more than offset by a decrease in net unrealized gains, primarily due to an increase in interest rates and a widening of corporate credit spreads. At March 31, 2018, our fixed-maturity portfolio with an average rating of A2/A was valued at 101.6 percent of its amortized cost, compared with 103.7 percent at December 31, 2017.

At March 31, 2018, our investment-grade and noninvestment-grade fixed-maturity securities represented 87.3 percent and 3.2 percent of the portfolio, respectively. The remaining 9.5 percent represented fixed-maturity securities that were not rated by Moody's or S&P Global Ratings.

Attributes of the fixed-maturity portfolio include:

	At March 31, 2018		At December 31, 2017
Weighted average yield-to-amortized cost	4.27%		4.40%
Weighted average maturity	7.7	yrs	7.7	yrs
Effective duration	5.3	yrs	5.2	yrs

We discuss maturities of our fixed-maturity portfolio in our 2017 Annual Report on Form 10-K, Item 8, Note 2, Investments, Page 129, and in this quarterly report Item 2, Investments Results.

Cincinnati Financial Corporation First-Quarter 2018 10-Q

TAXABLE FIXED MATURITIES
Our taxable fixed-maturity portfolio, with a fair value of $6.595 billion at March 31, 2018, included:

(Dollars in millions)	At March 31, 2018	At December 31, 2017
Investment-grade corporate	$5,239	$5,252
States, municipalities and political subdivisions	421	403
Noninvestment-grade corporate	333	401
Commercial mortgage-backed	286	286
Government sponsored enterprises	271	254
United States government	35	31
Foreign government	10	10
Total	$6,595	$6,637

Our strategy is to buy, and typically hold, fixed-maturity investments to maturity, but we monitor credit profiles and fair value movements when determining holding periods for individual securities. With the exception of United States agency issues that include government-sponsored enterprises, no individual issuer’s securities accounted for more than 1.2 percent of the taxable fixed-maturity portfolio at March 31, 2018. Our investment-grade corporate bonds had an average rating of Baa2 by Moody’s or BBB+ by S&P Global Ratings and represented 79.4 percent of the taxable fixed-maturity portfolio’s fair value at March 31, 2018, compared with 79.1 percent at year-end 2017.

The heaviest concentration in our investment-grade corporate bond portfolio, based on fair value at
March 31, 2018, was the financial sector. It represented 47.4 percent of our investment-grade corporate bond portfolio, compared with 46.6 percent at year-end 2017. No other sector exceeded 10 percent of our investment-grade corporate bond portfolio.

Our taxable fixed-maturity portfolio at March 31, 2018, included $286 million of commercial mortgage-backed securities with an average rating of Aa1/AA.

Cincinnati Financial Corporation First-Quarter 2018 10-Q

TAX-EXEMPT FIXED MATURITIES
At March 31, 2018, we had $3.933 billion of tax-exempt fixed-maturity securities with an average rating of Aa2/AA by Moody’s and S&P Global Ratings. We traditionally have purchased municipal bonds focusing on general obligation and essential services issues, such as water, waste disposal or others. The portfolio is well diversified among approximately 1,450 municipal bond issuers. No single municipal issuer accounted for more than 0.6 percent of the tax-exempt fixed-maturity portfolio at March 31, 2018.

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

The table below summarizes the effect of hypothetical changes in interest rates on the fair value of the fixed-maturity portfolio:

(Dollars in millions)	Effect from interest rate change in basis points
	-200	-100	-	100	200
At March 31, 2018	$11,642	$11,088	$10,528	$9,959	$9,416
At December 31, 2017	$11,803	$11,249	$10,699	$10,133	$9,589

The effective duration of the fixed-maturity portfolio as of March 31, 2018, was 5.3 years, up from 5.2 years at year-end 2017. The above table is a theoretical presentation showing that an instantaneous, parallel shift in the yield curve of 100 basis points could produce an approximately 5.4 percent change in the fair value of the fixed-maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value are to changes in the general level of interest rates, exclusive of call features. The fair values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.

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

Cincinnati Financial Corporation First-Quarter 2018 10-Q

EQUITY INVESTMENTS
Our equity investments, with a fair value totaling $6.086 billion at March 31, 2018, included $5.893 billion of common stock securities of companies generally with strong indications of paying and growing their dividends. Other criteria we evaluate include increasing sales and earnings, proven management and a favorable outlook. We believe our equity investment style is an appropriate long-term strategy. While our long-term financial position would be affected by prolonged changes in the market valuation of our investments, we believe our strong surplus position and cash flow provide a cushion against short-term fluctuations in valuation. Continued payment of cash dividends by the issuers of our common equity holdings can provide a floor to their valuation.

The table below summarizes the effect of hypothetical changes in market prices on fair value of our equity portfolio.

(Dollars in millions)	Effect from market price change in percent
	-30%	-20%	-10%	—	10%	20%	30%
At March 31, 2018	$4,260	$4,869	$5,477	$6,086	$6,695	$7,303	$7,912
At December 31, 2017	$4,374	$4,999	$5,624	$6,249	$6,874	$7,499	$8,124

At March 31, 2018, JP Morgan Chase & Co. (NYSE:JPM) was our largest single common stock holding with a fair value of $248 million, or 4.2 percent of our publicly traded common stock portfolio and 1.5 percent of the total investment portfolio. Twenty-eight holdings among eight different sectors each had a fair value greater than $100 million.

Common Stock Portfolio Industry Sector Distribution

	Percent of common stock portfolio
	At March 31, 2018		At December 31, 2017
	Cincinnati Financial	S&P 500 Industry Weightings	Cincinnati Financial	S&P 500 Industry Weightings
Sector:
Information technology	20.6%	22.1%	19.5%	23.7%
Financial	17.0	14.4	16.2	14.8
Industrials	13.9	10.1	14.3	10.3
Consumer discretionary	13.2	12.3	13.6	12.2
Healthcare	13.2	13.9	13.2	13.8
Energy	6.9	6.6	7.3	6.1
Consumer staples	5.8	9.3	6.2	8.2
Materials	4.4	2.8	5.6	3.0
Utilities	2.4	3.2	2.1	2.9
Telecomm services	1.6	2.4	1.7	2.1
Real Estate	1.0	2.9	0.3	2.9
Total	100.0%	100.0%	100.0%	100.0%

Cincinnati Financial Corporation First-Quarter 2018 10-Q

UNREALIZED INVESTMENT GAINS AND LOSSES
With the adoption of ASU 2016-01 on January 1, 2018, we recognized the cumulative unrealized gains on equity securities and will recognize future changes in fair value through net income. For GAAP purposes this eliminated unrealized gains on equity securities. The remaining unrealized gains and losses are related to fixed-maturity securities. At March 31, 2018, unrealized investment gains before taxes for the fixed-maturity portfolio totaled $243 million and unrealized investment losses amounted to $79 million.

The $164 million net unrealized gain position in our fixed-maturity portfolio at March 31, 2018 decreased in the first three months of 2018, primarily due to an increase in interest rates and a widening of corporate credit spreads. The net gain position for our current fixed-maturity holdings will naturally decline over time as individual securities mature. In addition, changes in interest rates can cause rapid, significant changes in fair values of fixed-maturity securities and the net gain position, as discussed in Quantitative and Qualitative Disclosures About Market Risk.

For federal income tax purposes, taxes on gains from appreciated investments generally are not due until securities are sold. We believe that the appreciated value of equity securities, compared with the cost of securities that is generally used as a tax basis, is a useful measure to help evaluate how fair value can change over time. On this basis, the net unrealized investment gains at March 31, 2018, consisted of a net gain position in our equity portfolio of $2.917 billion. Events or factors such as economic growth or recession can affect the fair value of our equity securities. The seven largest contributors to our common stock portfolio net gain position were JP Morgan Chase, Blackrock Inc. (NYSE:BLK), Microsoft Corporation (Nasdaq:MSFT), Apple Inc. (Nasdaq:AAPL), Honeywell International Inc. (NYSE:HON), 3M Company (NYSE:MMM) and AbbVie Inc. (NYSE:ABBV), which had a combined gross unrealized gain position of $1.011 billion.

Unrealized Investment Losses
We expect the number of fixed-maturity securities trading below amortized cost to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, amortized costs for some securities are revised through OTTI recognized in prior periods. At March 31, 2018, 1,108 of the 3,499 fixed-maturity securities we owned had fair values below amortized cost, compared with 440 of the 3,598 securities we owned at year-end 2017. The 1,108 holdings with fair values below cost or amortized cost at March 31, 2018, represented 28.3 percent of the fair value of our fixed-maturity investment portfolio and $79 million in unrealized losses.

•	1,099 of the 1,108 holdings had fair value between 90 percent and 100 percent of amortized cost at
March 31, 2018. These primarily consist of securities whose current valuation is largely the result of interest rate factors. The fair value of these 1,099 securities was $2.954 billion, and they accounted for $74 million in unrealized losses.

•
Eight of the 1,108 fixed-maturity holdings had fair value between 70 percent and 90 percent of amortized cost at March 31, 2018. We believe the eight fixed-maturity securities will continue to pay interest and ultimately pay principal upon maturity. The issuers of these eight securities have strong cash flow to service their debt and meet their contractual obligation to make principal payments. The fair value of these securities was $22 million, and they accounted for $4 million in unrealized losses.

•
One of the 1,108 fixed-maturity securities had fair value below 70 percent of amortized cost at March 31, 2018. We believe the remaining one fixed-maturity security will continue to pay interest and ultimately pay principal upon maturity. The issuer of this security has strong cash flow to service their debt and meet their contractual obligation to make principal payments. The fair value of this security was $2 million, and they accounted for $1 million in unrealized losses.

Cincinnati Financial Corporation First-Quarter 2018 10-Q

The table below reviews fair values and unrealized losses by investment category and by the overall duration of the securities’ continuous unrealized loss position.

(Dollars in millions)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At March 31, 2018	value	losses	value	losses	value	losses
Fixed maturity securities:
Corporate	$1,002	$20	$253	$15	$1,255	$35
States, municipalities and political subdivisions	1,052	21	256	14	1,308	35
Commercial mortgage-backed securities	81	1	35	1	116	2
Government-sponsored enterprises	131	2	123	4	254	6
Foreign government	10	—	—	—	10	—
United States government	24	1	11	—	35	1
Total	$2,300	$45	$678	$34	$2,978	$79
At December 31, 2017
Fixed maturity securities:
Corporate	$330	$4	$252	$9	$582	$13
States, municipalities and political subdivisions	88	1	264	5	352	6
Commercial mortgage-backed	33	—	36	1	69	1
Government-sponsored enterprises	96	1	124	3	220	4
Foreign government	10	—	—	—	10	—
United States government	23	—	6	—	29	—
Subtotal	580	6	682	18	1,262	24
Equity securities:
Common equities	229	14	—	—	229	14
Subtotal	229	14	—	—	229	14
Total	$809	$20	$682	$18	$1,491	$38

At March 31, 2018, 250 fixed-maturity securities with a total unrealized loss of $34 million had been in an unrealized loss position for 12 months or more. Of that total, one fixed-maturity security with a fair value of $2 million had a fair value below 70 percent of amortized cost and accounted for $1 million in unrealized losses; six fixed-maturity securities with a fair value of $19 million had a fair value from 70 percent to less than 90 percent of amortized cost and accounted for $4 million in unrealized losses; and 243 fixed-maturity securities with a fair value of $657 million had fair values from 90 percent to less than 100 percent of amortized cost and accounted for $29 million in unrealized losses.

At March 31, 2018, applying our invested asset impairment policy, we determined that the total of $34 million, for securities in an unrealized loss position for 12 months or more in the table above, was not other-than-temporarily impaired.

During the first three months of 2018, and during the same period of 2017, no securities were written down through an impairment charge.

During full-year 2017, we wrote down six securities and recorded $9 million in OTTI charges. At December 31, 2017, 249 fixed-maturity investments with a total unrealized loss of $18 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity investments had fair values below 70 percent of amortized cost. There were no equity security investments in an unrealized loss position for 12 months or more as of December 31, 2017.

Cincinnati Financial Corporation First-Quarter 2018 10-Q

The following table summarizes the investment portfolio by severity of decline:

(Dollars in millions)	Number of issues	Cost or amortized cost	Fair value	Gross unrealized gain (loss)	Gross investment income
At March 31, 2018
Taxable fixed maturities:
Fair valued below 70% of amortized cost	1	$3	$2	$(1)	$—
Fair valued at 70% to less than 100% of amortized cost	480	1,824	1,777	(47)	15
Fair valued at 100% and above of amortized cost	1,021	4,640	4,816	176	59
Investment income on securities sold in current year	—	—	—	—	3
Total	1,502	6,467	6,595	128	77
Tax-exempt fixed maturities:
Fair valued below 70% of amortized cost	—	—	—	—	—
Fair valued at 70% to less than 100% of amortized cost	627	1,230	1,199	(31)	9
Fair valued at 100% and above of amortized cost	1,370	2,667	2,734	67	23
Investment income on securities sold in current year	—	—	—	—	1
Total	1,997	3,897	3,933	36	33
Fixed-maturities summary:
Fair valued below 70% of cost or amortized cost	1	3	2	(1)	—
Fair valued at 70% to less than 100% of cost or amortized cost	1,107	3,054	2,976	(78)	24
Fair valued at 100% and above of cost or amortized cost	2,391	7,307	7,550	243	82
Investment income on securities sold in current year	—	—	—	—	4
Total	3,499	$10,364	$10,528	$164	$110

At December 31, 2017
Portfolio summary:
Fair valued below 70% of cost or amortized cost	—	$—	$—	$—	$—
Fair valued at 70% to less than 100% of cost or amortized cost	440	1,529	1,491	(38)	37
Fair valued at 100% and above of cost or amortized cost	3,158	11,879	15,457	3,578	533
Investment income on securities sold in current year	—	—	—	—	45
Total	3,598	$13,408	$16,948	$3,540	$615

See our 2017 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Asset Impairment, Page 53.

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures – The company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)).

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company’s management, with the participation of the company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of March 31, 2018. Based upon that evaluation, the company’s chief executive officer and chief financial officer concluded that the design and operation of the company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure:

•
that information required to be disclosed in the company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and

Cincinnati Financial Corporation First-Quarter 2018 10-Q

•
that such information is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting – During the three months ended March 31, 2018, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information
Item 1.    Legal Proceedings
Neither the company nor any of our subsidiaries are involved in any litigation believed to be material other than ordinary, routine litigation incidental to the nature of our business.

Item 1A.    Risk Factors
Our risk factors have not changed materially since they were described in our 2017 Annual Report on Form 10-K filed February 23, 2018.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any of our shares that were not registered under the Securities Act during the first three months of 2018. Our repurchase program was expanded on October 22, 2007, to increase our repurchase authorization to approximately 13 million shares. Our repurchase program does not have an expiration date. On January 26, 2018, an additional 15 million shares were authorized, which expanded our current repurchase program. We have 17,042,065 shares available for purchase under our programs at March 31, 2018.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1-31, 2018	—	—	—	17,242,065
February 1-28, 2018	24,692	72.73	24,692	17,217,373
March 1-31, 2018	175,308	73.86	175,308	17,042,065
Totals	200,000	73.72	200,000

Cincinnati Financial Corporation First-Quarter 2018 10-Q

Item 6.    Exhibits

Exhibit No.	Exhibit Description
3.1
Amended and Restated Articles of Incorporation of Cincinnati Financial Corporation (incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, Exhibit 3.1)

3.2
Regulations of Cincinnati Financial Corporation, as amended through May 1, 2010 (incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, Exhibit 3.2)

10.1
Amended and Restated Cincinnati Financial Corporation Top Hat Savings Plan dated January 1, 2018 (incorporated by reference to the company's Annual Report on Form 10-K dated February 23, 2018, Exhibit 10.31)

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

Cincinnati Financial Corporation First-Quarter 2018 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINCINNATI FINANCIAL CORPORATION
Date: April 25, 2018

/S/ Michael J. Sewell
Michael J. Sewell, CPA
Chief Financial Officer, Senior Vice President and Treasurer
(Principal Accounting Officer)

Cincinnati Financial Corporation First-Quarter 2018 10-Q