Form 10-Q
period 2018-06-30
CINCINNATI FINANCIAL CORP
filed 2018-07-26
CIK 20286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)
☑        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2018.

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
☑Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
☐Yes ☑ No

As of July 20, 2018, there were 162,652,281 shares of common stock outstanding.

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2018

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

Part I – Financial Information
Item 1.    Financial Statements (unaudited)

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

(Dollars in millions, except per share data)	June 30,	December 31,
	2018	2017
Assets
Investments
Fixed maturities, at fair value (amortized cost: 2018—$10,552; 2017—$10,314)	$10,636	$10,699
Equity securities, at fair value (cost: 2018—$3,198; 2017—$3,094)	6,200	6,249
Other invested assets	108	103
Total investments	16,944	17,051
Cash and cash equivalents	521	657
Investment income receivable	130	134
Finance receivable	66	61
Premiums receivable	1,733	1,589
Reinsurance recoverable	420	432
Prepaid reinsurance premiums	39	42
Deferred policy acquisition costs	728	670
Land, building and equipment, net, for company use (accumulated depreciation: 2018—$264; 2017—$253)	188	185
Other assets	199	216
Separate accounts	792	806
Total assets	$21,760	$21,843

Liabilities
Insurance reserves
Loss and loss expense reserves	$5,468	$5,273
Life policy and investment contract reserves	2,760	2,729
Unearned premiums	2,578	2,404
Other liabilities	707	792
Deferred income tax	650	745
Note payable	61	24
Long-term debt and capital lease obligations	828	827
Separate accounts	792	806
Total liabilities	13,844	13,600

Commitments and contingent liabilities (Note 12)

Shareholders' Equity
Common stock, par value—$2 per share; (authorized: 2018 and 2017—500 million shares; issued: 2018 and 2017—198.3 million shares)	397	397
Paid-in capital	1,266	1,265
Retained earnings	7,696	5,180
Accumulated other comprehensive income	55	2,788
Treasury stock at cost (2018—35.7 million shares and 2017—34.4 million shares)	(1,498)	(1,387)
Total shareholders' equity	7,916	8,243
Total liabilities and shareholders' equity	$21,760	$21,843

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Income

(Dollars in millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues
Earned premiums	$1,294	$1,241	$2,554	$2,449
Investment income, net of expenses	154	151	304	300
Investment gains and losses, net	105	(11)	(86)	149
Fee revenues	4	4	8	9
Other revenues	1	1	2	2
Total revenues	1,558	1,386	2,782	2,909
Benefits and Expenses
Insurance losses and contract holders' benefits	883	854	1,737	1,707
Underwriting, acquisition and insurance expenses	395	387	798	764
Interest expense	13	13	26	26
Other operating expenses	3	4	7	8
Total benefits and expenses	1,294	1,258	2,568	2,505
Income Before Income Taxes	264	128	214	404
Provision (Benefit) for Income Taxes
Current	33	31	61	71
Deferred	14	(3)	(33)	32
Total provision for income taxes	47	28	28	103
Net Income	$217	$100	$186	$301
Per Common Share
Net income—basic	$1.33	$0.61	$1.13	$1.83
Net income—diluted	1.32	0.60	1.12	1.81

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net Income	$217	$100	$186	$301
Other Comprehensive Income (Loss)
Change in unrealized gains on investments, net of tax (benefit) of ($18), $77, ($64) and $123, respectively	(62)	144	(237)	229
Amortization of pension actuarial loss and prior service cost, net of tax of $0, $0, $0 and $0, respectively	1	—	1	1
Change in life deferred acquisition costs, life policy reserves and other, net of tax of $1, $0, $2 and $1, respectively	1	1	6	2
Other comprehensive income (loss)	(60)	145	(230)	232
Comprehensive Income (Loss)	$157	$245	$(44)	$533

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity

(Dollars in millions)	Six months ended June 30,
	2018	2017
Common Stock
Beginning of year	$397	$397
Share-based awards	—	—
End of period	397	397

Paid-In Capital
Beginning of year	1,265	1,252
Share-based awards	(17)	(18)
Share-based compensation	16	14
Other	2	1
End of period	1,266	1,249

Retained Earnings
Beginning of year	5,180	5,037
Cumulative effect of change in accounting for equity securities as of January 1, 2018	2,503	—
Adjusted beginning of year	7,683	5,037
Net income	186	301
Dividends declared	(173)	(164)
End of period	7,696	5,174

Accumulated Other Comprehensive Income
Beginning of year	2,788	1,693
Cumulative effect of change in accounting for equity securities as of January 1, 2018	(2,503)	—
Adjusted beginning of year	285	1,693
Other comprehensive income (loss)	(230)	232
End of period	55	1,925

Treasury Stock
Beginning of year	(1,387)	(1,319)
Share-based awards	16	19
Shares acquired - share repurchase authorization	(125)	(70)
Shares acquired - share-based compensation plans	(3)	(4)
Other	1	2
End of period	(1,498)	(1,372)

Total Shareholders' Equity	$7,916	$7,373

(In millions)
Common Stock - Shares Outstanding
Beginning of year	163.9	164.4
Share-based awards	0.5	0.6
Shares acquired - share repurchase authorization	(1.8)	(1.0)
Shares acquired - share-based compensation plans	—	(0.1)
End of period	162.6	163.9

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

(Dollars in millions)	Six months ended June 30,
	2018	2017
Cash Flows From Operating Activities
Net income	$186	$301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32	27
Investment gains and losses, net	90	(149)
Share-based compensation	16	14
Interest credited to contract holders'	23	24
Deferred income tax expense	(33)	32
Changes in:
Investment income receivable	4	4
Premiums and reinsurance receivable	(129)	(91)
Deferred policy acquisition costs	(41)	(45)
Other assets	(14)	(37)
Loss and loss expense reserves	195	196
Life policy and investment contract reserves	47	50
Unearned premiums	174	154
Other liabilities	(85)	(82)
Current income tax receivable/payable	(1)	47
Net cash provided by operating activities	464	445
Cash Flows From Investing Activities
Sale of fixed maturities	5	12
Call or maturity of fixed maturities	674	540
Sale of equity securities	134	288
Purchase of fixed maturities	(905)	(802)
Purchase of equity securities	(149)	(352)
Investment in finance receivables	(16)	(14)
Collection of finance receivables	12	11
Investment in buildings and equipment	(9)	(9)
Change in other invested assets, net	(11)	(7)
Net cash used in investing activities	(265)	(333)
Cash Flows From Financing Activities
Payment of cash dividends to shareholders	(166)	(158)
Shares acquired - share repurchase authorization	(125)	(70)
Changes in note payable	37	(3)
Proceeds from stock options exercised	5	8
Contract holders' funds deposited	43	42
Contract holders' funds withdrawn	(88)	(83)
Other	(41)	(19)
Net cash used in financing activities	(335)	(283)
Net change in cash and cash equivalents	(136)	(171)
Cash and cash equivalents at beginning of year	657	777
Cash and cash equivalents at end of period	$521	$606
Supplemental Disclosures of Cash Flow Information:
Interest paid	$26	$26
Income taxes paid	60	23
Noncash Activities
Conversion of securities	$3	$5
Equipment acquired under capital lease obligations	8	6
Cashless exercise of stock options	3	4
Other assets and other liabilities	28	70

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

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

Our June 30, 2018, condensed consolidated financial statements are unaudited. We believe that we have made all adjustments, consisting only of normal recurring accruals, that are necessary for fair presentation. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our 2017 Annual Report on Form 10-K. The results of operations for interim periods do not necessarily indicate results to be expected for the full year.

Adopted Accounting Updates
ASU 2014-09 Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Insurance contracts do not fall within the scope of this ASU. The effective date of ASU 2014-09 was for interim and annual reporting periods beginning after December 15, 2017. The company adopted this ASU effective January 1, 2018, and it did not have a material impact on the company's consolidated financial position, cash flows or results of operations.

ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 revised the accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The effective date of ASU 2016-01 was for interim and annual reporting periods beginning after December 15, 2017. The company adopted this ASU on January 1, 2018, and applied it prospectively without prior period amounts restated. As a result of the adoption, $2.503 billion of after-tax unrealized gains on equity securities was reclassified on January 1, 2018, from accumulated other comprehensive income to retained earnings. Results of operations were impacted as changes in fair value of equity securities are now reported in net income instead of reported in other comprehensive income. As a result of the adoption of this ASU, for the three and six months ended June 30, 2018, net investment gains of $105 million and net investment losses of $86 million in the condensed consolidated statements of income included an increase of $101 million and a decrease of $97 million from the fair value change of equity securities, respectively.

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

ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Postretirement Benefit Costs. ASU 2017-07 provides guidance on how to present the

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

components of net periodic benefit costs in the income statement for pension plans and other post-retirement benefit plans and allows only the service cost component of net benefit cost to be eligible for capitalization when applicable. The effective date of ASU 2017-07 is for interim and annual reporting periods beginning after December 15, 2017. The company adopted this ASU effective January 1, 2018, and disclosed the line items used in the statements of income to present the service and non-service components of net periodic benefit costs in Note 11, Employee Retirement Benefits, to these consolidated financial statements. The adoption did not have a material impact on our company's consolidated financial position, cash flows or results of operations.

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

ASU 2018-07, Compensation - Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 expands the scope of Topic 718, Compensation - Stock Compensation, which currently only includes share-based payments issued to employees, to include share-based payments issued to nonemployees for the acquisition of goods and services. The effective date of ASU 2018-07 is for interim and annual reporting periods beginning after December 15, 2018. The ASU has not yet been

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

adopted; however, it is not expected to have a material impact on our company's consolidated financial position, cash flows or results of operations.

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

NOTE 2 – Investments
On January 1, 2018, we adopted ASU 2016-01, which resulted in changes in the fair value of equity securities still held, being reported in net income instead of being reported in other comprehensive income. See Note 1, Accounting Policies, for additional discussion.

The following table provides cost or amortized cost, gross unrealized gains, gross unrealized losses and fair value for our fixed-maturity and equity securities:

(Dollars in millions)	Cost or amortized cost	Gross unrealized		Fair value
At June 30, 2018		gains	losses
Fixed maturity securities:
Corporate	$5,625	$110	$57	$5,678
States, municipalities and political subdivisions	4,316	78	36	4,358
Commercial mortgage-backed	283	2	4	281
Government-sponsored enterprises	277	—	8	269
United States government	41	—	1	40
Foreign government	10	—	—	10
Total	$10,552	$190	$106	$10,636
At December 31, 2017
Fixed maturity securities:
Corporate	$5,420	$246	$13	$5,653
States, municipalities and political subdivisions	4,316	155	6	4,465
Commercial mortgage-backed	280	7	1	286
Government-sponsored enterprises	257	1	4	254
United States government	31	—	—	31
Foreign government	10	—	—	10
Subtotal	10,314	409	24	10,699
Equity securities:
Common equities	2,918	3,135	14	6,039
Nonredeemable preferred equities	176	34	—	210
Subtotal	3,094	3,169	14	6,249
Total	$13,408	$3,578	$38	$16,948

The net unrealized investment gains in our fixed-maturity portfolio at June 30, 2018, are primarily the result of the continued low interest rate environment that increased the fair value of our fixed-maturity portfolio. Our commercial mortgage-backed securities had an average rating of Aa1/AA at June 30, 2018, and December 31, 2017.
At June 30, 2018, Apple Inc. (Nasdaq:AAPL) was our largest single equity holding with a fair value of $259 million, which was 4.3 percent of our publicly traded common equities portfolio and 1.5 percent of the total investment portfolio.

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

The table below provides fair values and gross unrealized losses by investment category and by the duration of the securities’ continuous unrealized loss positions:

(Dollars in millions)	Less than 12 months		12 months or more		Total
At June 30, 2018	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
Corporate	$1,836	$39	$283	$18	$2,119	$57
States, municipalities and political subdivisions	1,070	22	262	14	1,332	36
Commercial mortgage-backed securities	113	2	35	2	148	4
Government-sponsored enterprises	110	2	158	6	268	8
Foreign government	10	—	—	—	10	—
United States government	23	1	11	—	34	1
Total	$3,162	$66	$749	$40	$3,911	$106
At December 31, 2017
Fixed maturity securities:
Corporate	$330	$4	$252	$9	$582	$13
States, municipalities and political subdivisions	88	1	264	5	352	6
Commercial mortgage-backed	33	—	36	1	69	1
Government-sponsored enterprises	96	1	124	3	220	4
Foreign government	10	—	—	—	10	—
United States government	23	—	6	—	29	—
Subtotal	580	6	682	18	1,262	24
Equity securities:
Common equities	229	14	—	—	229	14
Subtotal	229	14	—	—	229	14
Total	$809	$20	$682	$18	$1,491	$38

Contractual maturity dates for fixed-maturity investments were:

(Dollars in millions)	Amortized cost	Fair value	% of fair value
At June 30, 2018
Maturity dates:
Due in one year or less	$720	$733	6.9%
Due after one year through five years	2,745	2,781	26.1
Due after five years through ten years	3,630	3,641	34.3
Due after ten years	3,457	3,481	32.7
Total	$10,552	$10,636	100.0%

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

The following table provides investment income and investment gains and losses, net:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Investment income:
Interest	$112	$111	$222	$222
Dividends	44	42	86	81
Other	1	1	2	2
Total	157	154	310	305
Less investment expenses	3	3	6	5
Total	$154	$151	$304	$300

Investment gains and losses, net:
Equity securities:
Investment gains and losses on securities sold, net	$4	$—	$7	$—
Unrealized gains and losses on securities still held, net	101	—	(97)	—
Gross realized gains	—	6	—	159
Gross realized losses	—	(10)	—	(14)
Other-than-temporary impairments	—	(3)	—	(3)
Subtotal	105	(7)	(90)	142
Fixed maturities:
Gross realized gains	3	3	7	13
Gross realized losses	(1)	—	(1)	—
Other-than-temporary impairments	—	(6)	—	(6)
Subtotal	2	(3)	6	7

Other	(2)	(1)	(2)	—
Total	$105	$(11)	$(86)	$149

During the three and six months ended June 30, 2018, there were no fixed-maturity securities other-than-temporarily impaired. During the three and six months ended June 30, 2017, there were five equity securities and one fixed-maturity security other-than-temporarily impaired. There were no credit losses on fixed-maturity securities for which a portion of other-than-temporary impairment (OTTI) has been recognized in other comprehensive income for the three and six months ended June 30, 2018 and 2017.

At June 30, 2018, 263 fixed-maturity securities with a total unrealized loss of $40 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity security had a fair value below 70 percent of amortized cost. At December 31, 2017, 249 fixed-maturity securities with a total unrealized loss of $18 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity securities had fair values below 70 percent of amortized cost. There were no equity securities in an unrealized loss position for 12 months or more as of December 31, 2017.

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

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

Fair Value Disclosures for Assets
The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis at June 30, 2018, and December 31, 2017. We do not have any liabilities carried at fair value. There were no transfers between Level 1 and Level 2.

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At June 30, 2018
Fixed maturities, available for sale:
Corporate	$—	$5,677	$1	$5,678
States, municipalities and political subdivisions	—	4,354	4	4,358
Commercial mortgage-backed	—	281	—	281
Government-sponsored enterprises	—	269	—	269
United States government	40	—	—	40
Foreign government	—	10	—	10
Subtotal	40	10,591	5	10,636
Common equities	6,008	—	—	6,008
Nonredeemable preferred equities	—	192	—	192
Separate accounts taxable fixed maturities	—	781	—	781
Top Hat savings plan mutual funds and common equity (included in Other assets)	33	—	—	33
Total	$6,081	$11,564	$5	$17,650

At December 31, 2017
Fixed maturities, available for sale:
Corporate	$—	$5,652	$1	$5,653
States, municipalities and political subdivisions	—	4,460	5	4,465
Commercial mortgage-backed	—	286	—	286
Government-sponsored enterprises	—	254	—	254
United States government	31	—	—	31
Foreign government	—	10	—	10
Subtotal	31	10,662	6	10,699
Common equities, available for sale	6,039	—	—	6,039
Nonredeemable preferred equities, available for sale	—	210	—	210
Separate accounts taxable fixed maturities	—	795	—	795
Top Hat savings plan mutual funds and common equity (included in Other assets)	31	—	—	31
Total	$6,101	$11,667	$6	$17,774

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

Each financial instrument that was deemed to have significant unobservable inputs when determining valuation is identified in the following tables by security type with a summary of changes in fair value as of June 30, 2018. Total Level 3 assets continue to be less than 1 percent of financial assets measured at fair value in the condensed consolidated balance sheets. Assets presented in the table below were valued based primarily on broker/dealer quotes for which there is a lack of transparency as to inputs used to develop the valuations. Transfers out of Level 3 included situations where a broker quote was used without observable inputs or data that could be corroborated by our pricing vendors in the prior period and significant other observable inputs were identified in the current period. The quantitative detail of these unobservable inputs is neither provided nor reasonably available to us.

The following table provides the change in Level 3 assets for the three months ended June 30:

(Dollars in millions)	Asset fair value measurements using significant unobservable inputs
	Corporate fixed maturities	States, municipalities and political subdivisions fixed maturities	Total
Beginning balance, April 1, 2018	$1	$4	$5
Total gains or losses (realized/unrealized):
Included in net income	—	—	—
Included in other comprehensive income	—	—	—
Purchases	—	—	—
Sales	—	—	—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance, June 30, 2018	$1	$4	$5

Beginning balance, April 1, 2017	$1	$—	$1
Total gains or losses (realized/unrealized):
Included in net income	—	—	—
Included in other comprehensive income	—	—	—
Purchases	—	—	—
Sales	—	—	—
Transfers into Level 3	—	5	5
Transfers out of Level 3	—	—	—
Ending balance, June 30, 2017	$1	$5	$6

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

The following table provides the change in Level 3 assets for the six months ended June 30:

(Dollars in millions)	Asset fair value measurements using significant unobservable inputs
	Corporate fixed maturities	States, municipalities and political subdivisions fixed maturities	Total
Beginning balance, January 1, 2018	$1	$5	$6
Total gains or losses (realized/unrealized):
Included in net income	—	—	—
Included in other comprehensive income	—	(1)	(1)
Purchases	—	—	—
Sales	—	—	—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance, June 30, 2018	$1	$4	$5

Beginning balance, January 1, 2017	$78	$—	$78
Total gains or losses (realized/unrealized):
Included in net income	—	—	—
Included in other comprehensive income	—	—	—
Purchases	—	5	5
Sales	—	—	—
Transfers into Level 3	—	—	—
Transfers out of Level 3	(77)	—	(77)
Ending balance, June 30, 2017	$1	$5	$6

With the exception of the above tables, additional disclosures for the Level 3 category are not material and therefore not provided.

Fair Value Disclosures for Assets and Liabilities Not Carried at Fair Value

The disclosures below are presented to provide information about the effects of current market conditions on financial instruments that are not reported at fair value in our condensed consolidated financial statements.

This table summarizes the book value and principal amounts of our long-term debt:

(Dollars in millions)			Book value		Principal amount
Interest rate	Year of issue		June 30,	December 31,	June 30,	December 31,
			2018	2017	2018	2017
6.900%	1998	Senior debentures, due 2028	$26	$26	$28	$28
6.920%	2005	Senior debentures, due 2028	391	391	391	391
6.125%	2004	Senior notes, due 2034	370	370	374	374
		Total	$787	$787	$793	$793

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

The following table shows fair values of our note payable and long-term debt:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At June 30, 2018
Note payable	$—	$61	$—	$61
6.900% senior debentures, due 2028	—	32	—	32
6.920% senior debentures, due 2028	—	478	—	478
6.125% senior notes, due 2034	—	448	—	448
Total	$—	$1,019	$—	$1,019

At December 31, 2017
Note payable	$—	$24	$—	$24
6.900% senior debentures, due 2028	—	34	—	34
6.920% senior debentures, due 2028	—	505	—	505
6.125% senior notes, due 2034	—	477	—	477
Total	$—	$1,040	$—	$1,040

The following table shows the fair value of our life policy loans included in other invested assets and the fair values of our deferred annuities and structured settlements included in life policy and investment contract reserves:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At June 30, 2018
Life policy loans	$—	$—	$40	$40

Deferred annuities	—	—	769	769
Structured settlements	—	192	—	192
Total	$—	$192	$769	$961

At December 31, 2017
Life policy loans	$—	$—	$41	$41

Deferred annuities	—	—	834	834
Structured settlements	—	210	—	210
Total	$—	$210	$834	$1,044

Outstanding principal and interest for these life policy loans totaled $32 million and $31 million at June 30, 2018, and December 31, 2017, respectively.

Recorded reserves for the deferred annuities were $813 million and $835 million at June 30, 2018, and December 31, 2017, respectively. Recorded reserves for the structured settlements were $159 million and $161 million at June 30, 2018, and December 31, 2017, respectively.

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

NOTE 4 – Property Casualty Loss and Loss Expenses
This table summarizes activity for our consolidated property casualty loss and loss expense reserves:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Gross loss and loss expense reserves, beginning of period	$5,293	$5,128	$5,219	$5,035
Less reinsurance recoverable	184	297	187	298
Net loss and loss expense reserves, beginning of period	5,109	4,831	5,032	4,737
Net incurred loss and loss expenses related to:
Current accident year	852	832	1,691	1,658
Prior accident years	(31)	(38)	(79)	(76)
Total incurred	821	794	1,612	1,582
Net paid loss and loss expenses related to:
Current accident year	341	373	536	558
Prior accident years	354	322	873	831
Total paid	695	695	1,409	1,389
Net loss and loss expense reserves, end of period	5,235	4,930	5,235	4,930
Plus reinsurance recoverable	188	283	188	283
Gross loss and loss expense reserves, end of period	$5,423	$5,213	$5,423	$5,213

We use actuarial methods, models and judgment to estimate, as of a financial statement date, the property casualty loss and loss expense reserves required to pay for and settle all outstanding insured claims, including incurred but not reported (IBNR) claims, as of that date. The actuarial estimate is subject to review and adjustment by an inter-departmental committee that includes actuarial, claims, underwriting, loss prevention and accounting management. This committee is familiar with relevant company and industry business, claims and underwriting trends, as well as general economic and legal trends that could affect future loss and loss expense payments. The amount we will actually have to pay for claims can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate. The reserve for loss and loss expenses in the condensed consolidated balance sheets also included $45 million at June 30, 2018, and
$68 million at June 30, 2017, for certain life and health loss and loss expense reserves.

For the three months ended June 30, 2018, we experienced $31 million of favorable development on prior accident years, including $42 million of favorable development in commercial lines, $17 million of unfavorable development in personal lines, $4 million of favorable development in excess and surplus lines and $2 million of favorable development in our reinsurance assumed operations. Within commercial lines, we recognized favorable reserve development of $18 million for the workers' compensation line, $14 million for the commercial casualty line,
$7 million for the commercial property line and $8 million for the other commercial lines due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. This was partially offset by unfavorable reserve development of $5 million for the commercial auto line. Within personal lines, we recognized unfavorable reserve development of $14 million for the homeowner line of business due primarily to higher-than-anticipated loss emergence on known claims.

For the six months ended June 30, 2018, we experienced $79 million of favorable development on prior accident years, including $77 million of favorable development in commercial lines, $16 million of unfavorable development in personal lines, $14 million of favorable development in excess and surplus lines and $4 million of favorable development in our reinsurance assumed operations. This included $7 million from favorable development of catastrophe losses. Within commercial lines, we recognized favorable reserve development of $31 million for the workers' compensation line, $28 million for the commercial property line, $10 million for the commercial casualty line and $12 million for the other commercial lines due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. This was partially offset by unfavorable reserve development of $4 million for the commercial auto line. Within personal lines, we recognized unfavorable reserve development of $17 million for the homeowner line of business due primarily to higher-than-anticipated loss emergence on known claims.

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

For the three months ended June 30, 2017, we experienced $38 million of favorable development on prior accident years, including $26 million of favorable development in commercial lines, $3 million of favorable development in personal lines and $9 million of favorable development in excess and surplus lines. This included $3 million from favorable development of catastrophe losses. Within commercial lines, we recognized favorable reserve development of $12 million for the workers' compensation line, $7 million for the commercial casualty line, $5 million for the commercial property line and $11 million for the other commercial lines due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. This was partially offset by unfavorable reserve development of $9 million for the commercial auto line.

For the six months ended June 30, 2017, we experienced $76 million of favorable development on prior accident years, including $37 million of favorable development in commercial lines, $13 million of favorable development in personal lines, $22 million of favorable development in excess and surplus lines and $4 million of favorable development in our reinsurance assumed operations. This included $14 million from favorable development of catastrophe losses. Within commercial lines, we recognized favorable reserve development of
$31 million for the workers' compensation line, $15 million for the commercial property line and $19 million for the other commercial lines due to reduced uncertainty of prior accident year loss and loss adjustment expenses for these lines. This was partially offset by unfavorable reserve development of $20 million for the commercial auto line and $8 million for the commercial casualty line. Commercial auto developed unfavorably due to higher loss cost effects in recent accident years, resulting in an increase of our reserve estimate for claims that have not yet been settled. The unfavorable reserve development for commercial casualty reflected higher than usual large loss activity.

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

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

This table summarizes our life policy and investment contract reserves:

(Dollars in millions)	June 30, 2018	December 31, 2017
Life policy reserves:
Ordinary/traditional life	$1,118	$1,080
Other	48	47
Subtotal	1,166	1,127
Investment contract reserves:
Deferred annuities	813	835
Universal life	616	601
Structured settlements	159	160
Other	6	6
Subtotal	1,594	1,602
Total life policy and investment contract reserves	$2,760	$2,729

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

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

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Property casualty:
Deferred policy acquisition costs asset, beginning of period	$446	$428	$438	$408
Capitalized deferred policy acquisition costs	251	237	483	463
Amortized deferred policy acquisition costs	(225)	(217)	(449)	(423)
Deferred policy acquisition costs asset, end of period	$472	$448	$472	$448

Life:
Deferred policy acquisition costs asset, beginning of period	$245	$232	$232	$229
Capitalized deferred policy acquisition costs	15	12	28	25
Amortized deferred policy acquisition costs	(11)	(12)	(21)	(20)
Amortized shadow deferred policy acquisition costs	7	(2)	17	(4)
Deferred policy acquisition costs asset, end of period	$256	$230	$256	$230

Consolidated:
Deferred policy acquisition costs asset, beginning of period	$691	$660	$670	$637
Capitalized deferred policy acquisition costs	266	249	511	488
Amortized deferred policy acquisition costs	(236)	(229)	(470)	(443)
Amortized shadow deferred policy acquisition costs	7	(2)	17	(4)
Deferred policy acquisition costs asset, end of period	$728	$678	$728	$678

No premium deficiencies were recorded in the condensed consolidated statements of income, as the sum of the anticipated loss and loss expenses, policyholder dividends and unamortized deferred acquisition expenses did not exceed the related unearned premiums and anticipated investment income.

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

NOTE 7 – Accumulated Other Comprehensive Income
Accumulated other comprehensive income (AOCI) includes changes in unrealized gains and losses on investments, changes in pension obligations and changes in life deferred acquisition costs, life policy reserves and other as follows:

(Dollars in millions)	Three months ended June 30,
	2018			2017
	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, beginning of period	$164	$35	$129	$2,756	$954	$1,802
OCI before investment gains and losses, net, recognized in net income	(78)	(18)	(60)	211	74	137
Investment gains and losses, net, recognized in net income	(2)	—	(2)	10	3	7
OCI	(80)	(18)	(62)	221	77	144
AOCI, end of period	$84	$17	$67	$2,977	$1,031	$1,946

Pension obligations:
AOCI, beginning of period	$(12)	$(1)	$(11)	$(25)	$(8)	$(17)
OCI excluding amortization recognized in net income	—	—	—	—	—	—
Amortization recognized in net income	1	—	1	—	—	—
OCI	1	—	1	—	—	—
AOCI, end of period	$(11)	$(1)	$(10)	$(25)	$(8)	$(17)

Life deferred acquisition costs, life policy reserves and other:
AOCI, beginning of period	$(4)	$(1)	$(3)	$(7)	$(2)	$(5)
OCI before investment gains and losses, net, recognized in net income	—	—	—	—	(1)	1
Investment gains and losses, net, recognized in net income	2	1	1	1	1	—
OCI	2	1	1	1	—	1
AOCI, end of period	$(2)	$—	$(2)	$(6)	$(2)	$(4)

Summary of AOCI:
AOCI, beginning of period	$148	$33	$115	$2,724	$944	$1,780
Investments OCI	(80)	(18)	(62)	221	77	144
Pension obligations OCI	1	—	1	—	—	—
Life deferred acquisition costs, life policy reserves and other OCI	2	1	1	1	—	1
Total OCI	(77)	(17)	(60)	222	77	145
AOCI, end of period	$71	$16	$55	$2,946	$1,021	$1,925

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

(Dollars in millions)	Six months ended June 30,
	2018			2017
	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, beginning of period	$3,540	$733	$2,807	$2,625	$908	$1,717
Cumulative effect of change in accounting for equity securities as of January 1, 2018	(3,155)	(652)	(2,503)	—	—	—
Adjusted AOCI, beginning of period	385	81	304	2,625	908	1,717
OCI before investment gains and losses, net, recognized in net income	(295)	(63)	(232)	501	176	325
Investment gains and losses, net, recognized in net income	(6)	(1)	(5)	(149)	(53)	(96)
OCI	(301)	(64)	(237)	352	123	229
AOCI, end of period	$84	$17	$67	$2,977	$1,031	$1,946

Pension obligations:
AOCI, beginning of period	$(12)	$(1)	$(11)	$(26)	$(8)	$(18)
OCI excluding amortization recognized in net income	—	—	—	—	—	—
Amortization recognized in net income	1	—	1	1	—	1
OCI	1	—	1	1	—	1
AOCI, end of period	$(11)	$(1)	$(10)	$(25)	$(8)	$(17)

Life deferred acquisition costs, life policy reserves and other:
AOCI, beginning of period	$(10)	$(2)	$(8)	$(9)	$(3)	$(6)
OCI before investment gains and losses, net, recognized in net income	6	1	5	3	1	2
Investment gains and losses, net, recognized in net income	2	1	1	—	—	—
OCI	8	2	6	3	1	2
AOCI, end of period	$(2)	$—	$(2)	$(6)	$(2)	$(4)

Summary of AOCI:
AOCI, beginning of period	$3,518	$730	$2,788	$2,590	$897	$1,693
Cumulative effect of change in accounting for equity securities as of January 1, 2018	(3,155)	(652)	(2,503)	—	—	—
Adjusted AOCI, beginning of period	363	78	285	2,590	897	1,693
Investments OCI	(301)	(64)	(237)	352	123	229
Pension obligations OCI	1	—	1	1	—	1
Life deferred acquisition costs, life policy reserves and other OCI	8	2	6	3	1	2
Total OCI	(292)	(62)	(230)	356	124	232
AOCI, end of period	$71	$16	$55	$2,946	$1,021	$1,925

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

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

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

The table below summarizes our consolidated property casualty insurance net written premiums, earned premiums and incurred loss and loss expenses:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Direct written premiums	$1,336	$1,265	$2,583	$2,491
Assumed written premiums	52	42	101	75
Ceded written premiums	(39)	(36)	(77)	(64)
Net written premiums	$1,349	$1,271	$2,607	$2,502

Direct earned premiums	$1,235	$1,189	$2,442	$2,352
Assumed earned premiums	36	33	69	60
Ceded earned premiums	(41)	(41)	(81)	(80)
Earned premiums	$1,230	$1,181	$2,430	$2,332

Direct incurred loss and loss expenses	$821	$770	$1,602	$1,558
Assumed incurred loss and loss expenses	13	20	29	35
Ceded incurred loss and loss expenses	(13)	4	(19)	(11)
Incurred loss and loss expenses	$821	$794	$1,612	$1,582

Our life insurance company purchases reinsurance for protection of a portion of the risks that are written. Primary components of our life reinsurance program include individual mortality coverage, aggregate catastrophe and accidental death coverage in excess of certain deductibles.

The table below summarizes our consolidated life insurance earned premiums and contract holders' benefits incurred:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Direct earned premiums	$81	$77	$158	$151
Ceded earned premiums	(17)	(17)	(34)	(34)
Earned premiums	$64	$60	$124	$117

Direct contract holders' benefits incurred	70	87	146	163
Ceded contract holders' benefits incurred	(8)	(27)	(21)	(38)
Contract holders' benefits incurred	$62	$60	$125	$125

The ceded benefits incurred can vary depending on the type of life insurance policy held and the year the policy was issued.

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

NOTE 9 – Income Taxes
As of June 30, 2018, and December 31, 2017, we had no liability for unrecognized tax benefits.

The differences between the 21 percent and 35 percent statutory federal income tax rates and our effective income tax rate were as follows:

(Dollars in millions)	Three months ended June 30,				Six months ended June 30,
	2018		2017		2018		2017
Tax at statutory rate:	$56	21.0%	$44	35.0%	$45	21.0%	$141	35.0%
Increase (decrease) resulting from:
Tax-exempt income from municipal bonds	(5)	(1.9)	(9)	(7.0)	(10)	(4.7)	(18)	(4.5)
Dividend received exclusion	(5)	(1.5)	(9)	(7.0)	(8)	(3.7)	(17)	(4.2)
Other	1	0.2	2	0.9	1	0.5	(3)	(0.8)
Provision for income taxes	$47	17.8%	$28	21.9%	$28	13.1%	$103	25.5%

The provision for federal income taxes is based upon filing a consolidated income tax return for the company and its subsidiaries.

See our 2017 Annual Report on Form 10-K, Item 8, Note 11, Income Taxes, Page 153, which discusses enactment of the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017, and its impact on our financial results for that period. Interpretive guidance of the Tax Act will be received throughout 2018, and we expect to update our estimates and our disclosure on a quarterly basis as interpretative guidance is received within each quarter that it is received. During the period ended June 30, 2018, the U.S. Treasury Department and the Internal Revenue Service have not issued further clarification or guidance for the items for which our accounting for the Tax Act is incomplete. We expect to complete determination of the effects of the Tax Act on our deferred tax assets and liabilities as part of the annual income tax return filing process.

As of June 30, 2018, we had no operating or capital loss carryforwards.

NOTE 10 – Net Income Per Common Share
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are computed based on the weighted average number of common and dilutive potential common shares outstanding using the treasury stock method. The table shows calculations for basic and diluted earnings per share:

(In millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Numerator:
Net income—basic and diluted	$217	$100	$186	$301
Denominator:
Basic weighted-average common shares outstanding	163.2	164.3	163.6	164.4
Effect of share-based awards:
Stock options	0.8	1.0	0.9	1.1
Nonvested shares	0.5	0.7	0.5	0.7
Diluted weighted-average shares	164.5	166.0	165.0	166.2
Earnings per share:
Basic	$1.33	$0.61	$1.13	$1.83
Diluted	$1.32	$0.60	$1.12	$1.81
Number of anti-dilutive share-based awards	1.3	0.6	1.3	0.7

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

The sources of dilution of our common shares are certain equity-based awards. See our 2017 Annual Report on Form 10-K, Item 8, Note 17, Share-Based Associate Compensation Plans, Page 161, for information about share-based awards. The above table shows the number of anti-dilutive share-based awards for the three and six months ended June 30, 2018 and 2017. These share-based awards were not included in the computation of net income per common share (diluted) because their exercise would have anti-dilutive effects.

NOTE 11 – Employee Retirement Benefits
The following summarizes the components of net periodic benefit cost for our qualified and supplemental pension plans:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Service cost	$2	$2	$5	$5
Non-service costs (benefit):
Interest cost	3	4	6	7
Expected return on plan assets	(6)	(5)	(11)	(10)
Amortization of actuarial loss and prior service cost	1	—	1	1
Total non-service benefit	(2)	(1)	(4)	(2)
Net periodic benefit cost	$—	$1	$1	$3

See our 2017 Annual Report on Form 10-K, Item 8, Note 13, Employee Retirement Benefits, Page 156, for information on our retirement benefits. Service costs and non-service costs (benefit) are allocated in the same proportion primarily to the underwriting, acquisition and insurance expenses line item with the remainder allocated to the insurance losses and contract holders' benefits line item on the condensed consolidated statements of income for both 2018 and 2017.

We made matching contributions totaling $4 million and $3 million to our 401(k) and Top Hat savings plans during the second quarter of 2018 and 2017 and contributions of $10 million and $9 million for the first half of 2018 and 2017, respectively.

We contributed $5 million to our qualified pension plan during the first six months of 2018.

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

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

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

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

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

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

Segment information is summarized in the following table:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues:
Commercial lines insurance
Commercial casualty	$272	$271	$537	$536
Commercial property	231	226	459	449
Commercial auto	166	158	327	313
Workers' compensation	85	86	165	170
Other commercial	58	55	114	109
Commercial lines insurance premiums	812	796	1,602	1,577
Fee revenues	—	1	2	2
Total commercial lines insurance	812	797	1,604	1,579

Personal lines insurance
Personal auto	153	144	304	285
Homeowner	139	128	275	253
Other personal	39	35	77	69
Personal lines insurance premiums	331	307	656	607
Fee revenues	2	1	3	3
Total personal lines insurance	333	308	659	610

Excess and surplus lines insurance	57	52	113	100
Fee revenues	1	1	1	1
Total excess and surplus lines insurance	58	53	114	101

Life insurance premiums	64	60	124	117
Fee revenues	1	1	2	3
Total life insurance	65	61	126	120

Investments
Investment income, net of expenses	154	151	304	300
Investment gains and losses, net	105	(11)	(86)	149
Total investment revenue	259	140	218	449

Other
Cincinnati Re insurance premiums	30	26	59	48
Other	1	1	2	2
Total other revenues	31	27	61	50
Total revenues	$1,558	$1,386	$2,782	$2,909

Income (loss) before income taxes:
Insurance underwriting results
Commercial lines insurance	$47	$24	$62	$22
Personal lines insurance	(32)	(24)	(41)	(39)
Excess and surplus lines insurance	13	19	31	37
Life insurance	8	4	10	4
Investments	235	117	170	403
Other	(7)	(12)	(18)	(23)
	$264	$128	$214	$404

Identifiable assets:	June 30, 2018	December 31, 2017
Property casualty insurance	$3,011	$2,863
Life insurance	1,406	1,409
Investments	16,972	17,112
Other	371	459
Total	$21,760	$21,843

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

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

•
Difficulties with technology or data security breaches, including cyberattacks, that could negatively affect our ability to conduct business; disrupt our relationships with agents, policyholders and others; cause reputational damage, mitigation expenses and data loss and expose us to liability under federal and state laws

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

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

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

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

CORPORATE FINANCIAL HIGHLIGHTS

Net Income and Comprehensive Income Data

(Dollars in millions, except per share data)	Three months ended June 30,			Six months ended June 30,
	2018	2017	% Change	2018	2017	% Change
Earned premiums	$1,294	$1,241	4	$2,554	$2,449	4
Investment income, net of expenses (pretax)	154	151	2	304	300	1
Investment gains and losses, net (pretax)	105	(11)	nm	(86)	149	nm
Total revenues	1,558	1,386	12	2,782	2,909	(4)
Net income	217	100	117	186	301	(38)
Comprehensive income (loss)	157	245	(36)	(44)	533	nm
Net income per share—diluted	1.32	0.60	120	1.12	1.81	(38)
Cash dividends declared per share	0.53	0.50	6	1.06	1.00	6
Diluted weighted average shares outstanding	164.5	166.0	(1)	165.0	166.2	(1)

Total revenues increased for the second quarter of 2018, compared with the same period of 2017, reflecting higher earned premiums and significant net investment gains. For the first six months of 2018, compared with the same period a year ago, total revenues decreased, as higher earned premiums were offset by a reduction in net investment gains. Premium and investment revenue trends are discussed further in the respective sections of Financial Results.

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

Net income for the second quarter of 2018, compared with second-quarter 2017, increased $117 million, including increases of $91 million in after-tax net investment gains and losses, $16 million in after-tax investment income and $13 million in after-tax property casualty underwriting income. New accounting requirements adopted during the first quarter of 2018 resulted in reporting, through net income, the change in fair value for equity securities still held, as disclosed in this quarterly report Item 1, Note 1, Accounting Policies, and Note 2, Investments. Included in the $91 million increase in net investment gains was $80 million from the recognition of fair value changes of equity securities still held that prior to 2018 would have been reported in other comprehensive income instead of net income. Catastrophe losses, mostly weather related, were $6 million less after taxes and favorably affected both net income and property casualty underwriting income. Life insurance segment results on a pretax basis for the second quarter of 2018 rose $4 million compared with the second quarter of 2017.

For the six months ended June 30, 2018, net income decreased $115 million compared with the first six months of 2017, reflecting a $163 million decrease in after-tax investment gains and losses that was partially offset by increases of $29 million in after-tax investment income and $32 million in after-tax property casualty underwriting income. Included in the $163 million decrease in net investment gains was $77 million from the recognition of fair value changes of equity securities still held that prior to 2018 would have been reported in other comprehensive income instead of net income.The property casualty underwriting income increase included a favorable $33 million after-tax effect from lower catastrophe losses. Life insurance segment results increased by $6 million on a pretax basis.

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

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

In January 2018, the board of directors increased the regular quarterly dividend to 53 cents per share, setting the stage for our 58th consecutive year of increasing cash dividends. During the first six months of 2018, cash dividends declared by the company increased 6 percent compared with the same period of 2017. Our board regularly evaluates relevant factors in decisions related to dividends and share repurchases. The 2018 dividend increase reflected our strong earnings performance and signaled management’s and the board’s positive outlook and confidence in our outstanding capital, liquidity and financial flexibility.

Balance Sheet Data and Performance Measures

(Dollars in millions, except share data)	At June 30,	At December 31,
	2018	2017
Total investments	$16,944	$17,051
Total assets	21,760	21,843
Short-term debt	61	24
Long-term debt	787	787
Shareholders' equity	7,916	8,243
Book value per share	48.68	50.29
Debt-to-total-capital ratio	9.7%	9.0%

Total assets at June 30, 2018, decreased less than 1 percent compared with year-end 2017, and included a 1 percent decrease in investments that reflected net purchases that were offset by lower fair values for many securities in our portfolio. Shareholders’ equity decreased 4 percent, and book value per share decreased 3 percent during the first six months of 2018. Our debt-to-total-capital ratio (capital is the sum of debt plus shareholders’ equity) was higher than at year-end 2017.

Our value creation ratio is our primary performance metric. That ratio was negative 1.1 percent for the first six months of 2018, and was less than the same period in 2017 due to a decrease in overall net gains from our investment portfolio. The $1.61 decrease in book value per share during the first six months of 2018 contributed negative 3.2 percentage points to the value creation ratio, while dividends declared at $1.06 per share contributed positive 2.1 points. Value creation ratios for comparable periods by major components and in total, along with a calculations from per-share amounts, are shown in the tables below.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Value creation ratio major components:
Net income before investment gains	1.7%	1.5%	3.1%	2.9%
Change in fixed-maturity securities, realized and unrealized gains	(0.8)	0.7	(2.8)	1.1
Change in equity securities, investment gains	1.0	1.2	(0.9)	3.5
Other	(0.3)	(0.2)	(0.5)	(0.5)
Value creation ratio	1.6%	3.2%	(1.1)%	7.0%

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

(Dollars are per share)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Value creation ratio:
End of period book value*	$48.68	$44.97	$48.68	$44.97
Less beginning of period book value	48.42	44.07	50.29	42.95
Change in book value	0.26	0.90	(1.61)	2.02
Dividend declared to shareholders	0.53	0.50	1.06	1.00
Total value creation	$0.79	$1.40	$(0.55)	$3.02

Value creation ratio from change in book value**	0.5%	2.1%	(3.2)%	4.7%
Value creation ratio from dividends declared to shareholders***	1.1	1.1	2.1	2.3
Value creation ratio	1.6%	3.2%	(1.1)%	7.0%

* Book value per share is calculated by dividing end of period total shareholders' equity by end of period shares outstanding
** Change in book value divided by the beginning of period book value
*** Dividend declared to shareholders divided by beginning of period book value

DRIVERS OF LONG-TERM VALUE CREATION
Operating through The Cincinnati Insurance Company, Cincinnati Financial Corporation is one of the 25 largest property casualty insurers in the nation, based on 2017 net written premiums for approximately 2,000 U.S. stock and mutual insurer groups. We market our insurance products through a select group of independent insurance agencies as discussed in our 2017 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 5. At June 30, 2018, we actively marketed through agencies located in 42 states. We maintain a long-term perspective that guides us in addressing immediate challenges or opportunities while focusing on the major decisions that best position our company for success through all market cycles.

To measure our long-term progress in creating shareholder value, our value creation ratio is our primary financial performance target. As discussed in our 2017 Annual Report on Form 10-K, Item 7, Executive Summary, Page 44, management believes this measure is a meaningful indicator of our long-term progress in creating shareholder value and has three primary performance drivers:

•
Premium growth – We believe our agency relationships and initiatives can lead to a property casualty written premium growth rate over any five-year period that exceeds the industry average. For the first six months of 2018, our consolidated property casualty net written premium year-over-year growth was slightly more than 4 percent. As of February 2018, A.M. Best projected the industry's full-year 2018 written premium growth at approximately 4 percent. For the five-year period 2013 through 2017, our growth rate was nearly double that of the industry. The industry's growth rate excludes its mortgage and financial guaranty lines of business.

•
Combined ratio – We believe our underwriting philosophy and initiatives can generate a GAAP combined ratio over any five-year period that is consistently within the range of 95 percent to 100 percent. For the first six months of 2018, our GAAP combined ratio was 97.5 percent and our statutory combined ratio was 96.1 percent, both including 6.1 percentage points of current accident year catastrophe losses partially offset by 3.3 percentage points of favorable loss reserve development on prior accident years. As of February 2018, A.M. Best projected the industry's full-year 2018 statutory combined ratio at approximately 100 percent, including approximately 5 percentage points of catastrophe losses and a favorable effect of approximately 1 percentage point of loss reserve development on prior accident years. The industry's ratio again excludes its mortgage and financial guaranty lines of business.

•
Investment contribution – We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year return of the Standard & Poor’s 500 Index. For the first six months of 2018, pretax investment income was $304 million, up 1 percent compared with the same period in 2017. We believe our investment portfolio mix provides an appropriate balance of income stability and growth with capital appreciation potential.

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

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

We continue to enhance our property casualty underwriting expertise and to effectively and efficiently underwrite individual policies and process transactions. Ongoing initiatives supporting this work include expanding our pricing and segmentation capabilities through experience and use of predictive analytics and additional data. Our segmentation efforts emphasize identification and retention of insurance policies we believe have relatively stronger pricing, while seeking more aggressive renewal terms and conditions on policies we believe have relatively weaker pricing. In 2018, we continue to improve underwriting and rate adequacy for our commercial auto and personal auto lines of business. Our commercial auto policies that renewed during the first six months of 2018 experienced an estimated average price increase at percentages in the high-single-digit range, and our personal auto policies that renewed during that period also averaged an estimated price increase at percentages in the high-single-digit range.

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

We continue to appoint new agencies to develop additional points of distribution. In 2018, we are planning approximately 100 appointments of independent agencies that offer most or all of our property casualty insurance products. During the first six months of 2018, we appointed 43 new agencies that meet that criteria.
We also plan to appoint additional agencies that focus on high net worth personal lines clients. In 2018, we are targeting the appointment of approximately 100 agencies that market only personal lines products for us. During the first six months of 2018, we appointed 37 new agencies that meet that criteria.
As of June 30, 2018, a total of 1,735 agency relationships market our property casualty insurance products from 2,302 reporting locations.
We also continue to grow premiums through the disciplined expansion of Cincinnati Re. During the first six months of 2018, Cincinnati Re contributed $14 million of growth in consolidated property casualty insurance net written premiums.

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

At June 30, 2018, we held $2.543 billion of our cash and invested assets at the parent-company level, of which $2.354 billion, or 92.5 percent, was invested in common stocks, and $115 million, or 4.5 percent, was cash or

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

cash equivalents. Our debt-to-total-capital ratio was 9.7 percent at June 30, 2018. Another important indicator of financial strength is our ratio of property casualty net written premiums to statutory surplus, which was 1.0-to-1 for the 12 months ended June 30, 2018, matching year-end 2017.

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

At July 25, 2018, our insurance subsidiaries continued to be highly rated.

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

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

CONSOLIDATED PROPERTY CASUALTY INSURANCE HIGHLIGHTS
Consolidated property casualty insurance results include premiums and expenses for our standard market insurance segments (commercial lines and personal lines), our excess and surplus lines segment and our reinsurance assumed operations.

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2018	2017	% Change	2018	2017	% Change
Earned premiums	$1,230	$1,181	4	$2,430	$2,332	4
Fee revenues	3	3	0	6	6	0
Total revenues	1,233	1,184	4	2,436	2,338	4
Loss and loss expenses from:
Current accident year before catastrophe losses	765	714	7	1,544	1,423	9
Current accident year catastrophe losses	87	118	(26)	147	235	(37)
Prior accident years before catastrophe losses	(31)	(35)	11	(72)	(62)	(16)
Prior accident years catastrophe losses	—	(3)	100	(7)	(14)	50
Loss and loss expenses	821	794	3	1,612	1,582	2
Underwriting expenses	376	367	2	759	727	4
Underwriting profit	$36	$23	57	$65	$29	124

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	62.2%	60.5%	1.7	63.5%	61.0%	2.5
Current accident year catastrophe losses	7.1	10.0	(2.9)	6.1	10.1	(4.0)
Prior accident years before catastrophe losses	(2.6)	(3.0)	0.4	(3.0)	(2.7)	(0.3)
Prior accident years catastrophe losses	0.0	(0.2)	0.2	(0.3)	(0.6)	0.3
Loss and loss expenses	66.7	67.3	(0.6)	66.3	67.8	(1.5)
Underwriting expenses	30.5	31.0	(0.5)	31.2	31.2	0.0
Combined ratio	97.2%	98.3%	(1.1)	97.5%	99.0%	(1.5)

Combined ratio	97.2%	98.3%	(1.1)	97.5%	99.0%	(1.5)
Contribution from catastrophe losses and prior years reserve development	4.5	6.8	(2.3)	2.8	6.8	(4.0)
Combined ratio before catastrophe losses and prior years reserve development	92.7%	91.5%	1.2	94.7%	92.2%	2.5

Our consolidated property casualty insurance operations generated an underwriting profit of $36 million and $65 million for the three and six months ended June 30, 2018. The three-month increase of $13 million, compared with the same period of 2017, included a decrease of $28 million in losses from weather-related natural catastrophes. The six-month increase of $36 million, compared with the first half of 2017, included a decrease of $81 million in losses from weather-related natural catastrophes. Weather-related losses not identified as part of designated catastrophe events for the property casualty industry, typically referred to as noncatastrophe weather losses, increased by $34 million in the first six months of 2018, and partially offset the decrease in catastrophe losses. We believe future property casualty underwriting results will continue to benefit from price increases and our ongoing initiatives to improve pricing precision and loss experience related to claims and loss control practices.
For all property casualty lines of business in aggregate, net loss and loss expense reserves at June 30, 2018, were $203 million higher than at year-end 2017, including $130 million for the incurred but not reported (IBNR) portion. The $203 million reserve increase raised year-end 2017 net loss and loss expense reserves by 4 percent.

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

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

Our consolidated property casualty combined ratio for the second quarter of 2018 decreased by 1.1 percentage points, compared with the same period of 2017, including 2.7 points from lower catastrophe losses and loss expenses. For the first six months of 2018, compared with the same period of 2017, our consolidated property casualty combined ratio decreased by 1.5 percentage points, including a decrease of 3.7 points from lower catastrophe losses and loss expenses. The six-month 2018 decrease from catastrophe loss effects was partially offset by an increase of 1.2 points from higher noncatastrophe weather-related losses.

The combined ratio can be affected significantly by natural catastrophe losses and other large losses as discussed in detail below. The combined ratio can also be affected by updated estimates of loss and loss expense reserves established for claims that occurred in prior periods, referred to as prior accident years. Net favorable development on prior accident year reserves, including reserves for catastrophe losses, benefited the combined ratio by 3.3 percentage points in the first six months of 2018, matching 3.3 percentage points in the same period of 2017. Net favorable development is discussed in further detail in Financial Results by property casualty insurance segment.

The ratio for current accident year loss and loss expenses before catastrophe losses rose in the first six months of 2018. That 63.5 percent ratio increased 2.5 percentage points compared with the 61.0 percent accident year 2017 ratio measured as of June 30, 2017, including an increase of 0.2 percentage points in the ratio for large losses of $1 million or more per claim, discussed below. The effects of higher first-half 2018 noncatastrophe weather-related losses contributed approximately half of the overall increase in the current accident year ratio.

The underwriting expense ratio for the second quarter of 2018 decreased, compared with the same period of 2017, and for the first six months of 2018 it matched the first six months a year ago, reflecting higher earned premiums and ongoing expense management efforts.

Consolidated Property Casualty Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2018	2017	% Change	2018	2017	% Change
Agency renewal written premiums	$1,150	$1,090	6	$2,233	$2,147	4
Agency new business written premiums	181	165	10	340	318	7
Cincinnati Re net written premiums	48	40	20	94	80	18
Other written premiums	(30)	(24)	(25)	(60)	(43)	(40)
Net written premiums	1,349	1,271	6	2,607	2,502	4
Unearned premium change	(119)	(90)	(32)	(177)	(170)	(4)
Earned premiums	$1,230	$1,181	4	$2,430	$2,332	4

The trends in net written premiums and earned premiums summarized in the table above include the effects of price increases. Price change trends that heavily influence renewal written premium increases or decreases, along with other premium growth drivers for 2018, are discussed in more detail by segment below in Financial Results.

Consolidated property casualty net written premiums for the three and six months ended June 30, 2018, grew $78 million and $105 million compared with the same periods of 2017. Our premium growth initiatives from prior years have provided an ongoing favorable effect on growth during the current year, particularly as newer agency relationships mature over time.

Consolidated property casualty agency new business written premiums rose $16 million and $22 million for the second quarter and first half of 2018, compared with the same periods of 2017. The increase for both 2018 periods was primarily from our commercial lines insurance segment. New agency appointments during 2017 and 2018 produced a $25 million increase in standard lines new business for the first six months of 2018 compared with the same period of 2017. As we appoint new agencies that choose to move accounts to us, we report these accounts as new business. While this business is new to us, in many cases it is not new to the agent. We believe these seasoned accounts tend to be priced more accurately than business that may be less familiar to our agent upon obtaining it from a competing agent.

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

Net written premiums for Cincinnati Re increased $8 million and $14 million for the second quarter and first six months of 2018, compared with the same periods of 2017. Cincinnati Re assumes risks through reinsurance treaties and in some cases cedes part of the risk and related premiums to one or more unaffiliated reinsurance companies through transactions known as retrocessions. For the first six months of 2018, earned premiums for Cincinnati Re totaled $59 million, compared with $48 million earned in the same period a year ago.

Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. Those ceded premium totals for the second quarter and first six months of 2018 were substantially similar to the same periods of 2017.

Catastrophe losses and loss expenses typically have a material effect on property casualty results and can vary significantly from period to period. Losses from natural catastrophes contributed 7.1 and 5.8 percentage points to the combined ratio in the second quarter and first six months of 2018, compared with 9.8 and 9.5 percentage points in the same periods of 2017. Some of those losses were applicable to annual loss deductible provisions of our collateralized reinsurance funded through catastrophe bonds. For our collateralized reinsurance arrangement that became effective in January 2017, we can recover catastrophe bond funds if aggregate losses, after the $8 million per occurrence deductible, exceed $190 million during an annual coverage period. Aggregate losses from seven events between January 1 and June 30, 2018, which occurred within the specific geographic locations included in the severe convective storm portion of our coverage, totaled $56 million, after our per occurrence deductible.

Effective July 1, 2018, we added a new component to our property casualty reinsurance program, a property catastrophe occurrence and aggregate excess of loss treaty providing coverage not to exceed $50 million in aggregate. Key coverages include $50 million in excess of net $125 million per occurrence combining business written on a direct basis and by Cincinnati Re, $25 million in excess of $32 million for the aggregation of Cincinnati Re catastrophe occurrences subject to certain deductibles, $50 million in excess of $10 million for business written on a direct basis for the loss perils of earthquake, brushfire and wildfire in certain western states, or various combinations of occurrences with coverage up to the $50 million aggregate limit. The aggregate limit is $25 million if covered losses pertain only to Cincinnati Re. Ceded premiums for the first year of coverage from this treaty are estimated to be approximately $7 million.

The following table shows consolidated property casualty insurance catastrophe losses and loss expenses incurred, net of reinsurance, as well as the effect of loss development on prior period catastrophe events. We individually list declared catastrophe events for which our incurred losses reached or exceeded $10 million.

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

Consolidated Property Casualty Insurance Catastrophe Losses and Loss Expenses Incurred

(Dollars in millions, net of reinsurance)		Three months ended June 30,					Six months ended June 30,
		Comm.	Pers.	E&S	Cin.		Comm.	Pers.	E&S	Cin.
Dates	Region	lines	lines	lines	Re	Total	lines	lines	lines	Re	Total
2018
Jan. 8-10	West	$—	$(1)	$—	$—	$(1)	$—	$10	$—	$—	$10
Mar. 1-3	Northeast, South	—	—	—	—	—	6	6	—	—	12
Mar. 18-21	South	4	1	—	—	5	21	7	1	—	29
Apr. 13-17	Midwest, Northeast, South	22	7	—	—	29	22	7	—	—	29
All other 2018 catastrophes		29	25	—	—	54	36	31	—	—	67
Development on 2017 and prior catastrophes		(2)	2	—	—	—	(9)	2	—	—	(7)
Calendar year incurred total		$53	$34	$—	$—	$87	$76	$63	$1	$—	$140

2017
Feb. 28-Mar. 1	Midwest, South	$—	$1	$—	$—	$1	$22	$22	$—	$—	$44
Mar. 6-9	Midwest, Northeast, South	2	(2)	—	—	—	24	11	—	—	35
Mar. 21-22	South	9	(1)	—	—	8	22	9	—	—	31
Apr. 4-6	Midwest, South	8	12	—	—	20	8	12	—	—	20
May 8-11	Midwest, South, West	14	—	1	—	15	14	—	1	—	15
Jun. 11	Midwest	4	13	—	—	17	4	13	—	—	17
All other 2017 catastrophes		33	25	(1)	—	57	44	29	—	—	73
Development on 2016 and prior catastrophes		(2)	(1)	—	—	(3)	(11)	(2)	—	(1)	(14)
Calendar year incurred total		$68	$47	$—	$—	$115	$127	$94	$1	$(1)	$221

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

The following table includes data for losses incurred of $1 million or more per claim, net of reinsurance.

Consolidated Property Casualty Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended June 30,			Six months ended June 30,
	2018	2017	% Change	2018	2017	% Change
Current accident year losses greater than $5 million	$6	$—	nm	$21	$28	(25)
Current accident year losses $1 million - $5 million	62	48	29	94	77	22
Large loss prior accident year reserve development	4	21	(81)	38	38	—
Total large losses incurred	72	69	4	153	143	7
Losses incurred but not reported	87	(1)	nm	97	3	nm
Other losses excluding catastrophe losses	433	487	(11)	953	954	—
Catastrophe losses	83	112	(26)	134	215	(38)
Total losses incurred	$675	$667	1	$1,337	$1,315	2

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	0.4%	—%	0.4	0.8%	1.2%	(0.4)
Current accident year losses $1 million - $5 million	5.1	4.1	1.0	3.9	3.3	0.6
Large loss prior accident year reserve development	0.3	1.8	(1.5)	1.6	1.6	0.0
Total large loss ratio	5.8	5.9	(0.1)	6.3	6.1	0.2
Losses incurred but not reported	7.1	(0.1)	7.2	4.0	0.1	3.9
Other losses excluding catastrophe losses	35.1	41.3	(6.2)	39.2	40.9	(1.7)
Catastrophe losses	6.8	9.4	(2.6)	5.5	9.3	(3.8)
Total loss ratio	54.8%	56.5%	(1.7)	55.0%	56.4%	(1.4)

We believe the inherent variability of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the variability in addition to general inflationary trends in loss costs. Our analysis continues to indicate no unexpected concentration of large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The second-quarter 2018 property casualty total large losses incurred of $72 million, net of reinsurance, were lower than the $77 million quarterly average during full-year 2017 and higher than the $69 million experienced for the second quarter of 2017. The ratio for these large losses was 0.1 percentage points lower compared with last year’s second quarter. The second-quarter 2018 amount of total large losses incurred contributed to the increase of 0.2 points in the six-month 2018 total large loss ratio, compared with 2017, reducing the effect of a first-quarter 2018 ratio that was 0.4 points higher than the first quarter of 2017. We believe results for the three- and six-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million. Losses by size are discussed in further detail in results of operations by property casualty insurance segment.

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

FINANCIAL RESULTS
Consolidated results reflect the operating results of each of our five segments along with the parent company, Cincinnati Re and other activities reported as “Other.” The five segments are:

•	Commercial lines insurance

•	Personal lines insurance

•	Excess and surplus lines insurance

•	Life insurance

•	Investments

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

COMMERCIAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2018	2017	% Change	2018	2017	% Change
Earned premiums	$812	$796	2	$1,602	$1,577	2
Fee revenues	—	1	(100)	2	2	0
Total revenues	812	797	2	1,604	1,579	2
Loss and loss expenses from:
Current accident year before catastrophe losses	497	475	5	1,021	953	7
Current accident year catastrophe losses	55	70	(21)	85	138	(38)
Prior accident years before catastrophe losses	(40)	(24)	(67)	(68)	(26)	(162)
Prior accident years catastrophe losses	(2)	(2)	0	(9)	(11)	18
Loss and loss expenses	510	519	(2)	1,029	1,054	(2)
Underwriting expenses	255	254	0	513	503	2
Underwriting profit	$47	$24	96	$62	$22	182

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	61.3%	59.7%	1.6	63.7%	60.4%	3.3
Current accident year catastrophe losses	6.8	8.7	(1.9)	5.3	8.7	(3.4)
Prior accident years before catastrophe losses	(4.9)	(3.0)	(1.9)	(4.2)	(1.6)	(2.6)
Prior accident years catastrophe losses	(0.3)	(0.2)	(0.1)	(0.6)	(0.6)	0.0
Loss and loss expenses	62.9	65.2	(2.3)	64.2	66.9	(2.7)
Underwriting expenses	31.3	31.9	(0.6)	32.0	31.9	0.1
Combined ratio	94.2%	97.1%	(2.9)	96.2%	98.8%	(2.6)

Combined ratio	94.2%	97.1%	(2.9)	96.2%	98.8%	(2.6)
Contribution from catastrophe losses and prior years reserve development	1.6	5.5	(3.9)	0.5	6.5	(6.0)
Combined ratio before catastrophe losses and prior years reserve development	92.6%	91.6%	1.0	95.7%	92.3%	3.4

Overview
Performance highlights for the commercial lines segment include:

•
Premiums – Earned premiums and net written premiums for the commercial lines segment grew during the second quarter and first six months of 2018, in part due to renewal written premium growth that continued to include higher average pricing. The table below analyzes the primary components of premiums. We continue to use predictive analytics tools to improve pricing precision and segmentation while leveraging our local relationships with agents through the efforts of our teams that work closely with them. We seek to maintain appropriate pricing discipline for both new and renewal business as our agents and underwriters assess account quality to make careful decisions on a case-by-case basis whether to write or renew a policy.

Agency renewal written premiums grew 4 percent during the second quarter and 2 percent during the first six months of 2018, compared with the same periods of 2017. During the second quarter of 2018, our overall standard commercial lines policies averaged estimated renewal price increases at percentages in the low-single-digit range, similar to the first quarter of 2018. We continue to segment commercial lines policies, emphasizing identification and retention of policies we believe have relatively stronger pricing. Conversely, we have been seeking stricter renewal terms and conditions on policies we believe have relatively weaker pricing, thus retaining fewer of those policies. We measure average changes in commercial lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for the respective policies.
Our average overall commercial lines renewal pricing change includes the impact of flat pricing for certain coverages within package policies written for a three-year term that were in force but did not expire during the period being measured. Therefore, our reported change in average commercial lines renewal pricing reflects

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

a blend of three-year policies that did not expire and other policies that did expire during the measurement period. For commercial lines policies that did expire and were then renewed during the second quarter of 2018, we estimate that our average percentage price increase for commercial auto continued in the high-single-digit range. The estimated average percentage price change for our commercial property line of business was an increase in the mid-single-digit range and for commercial casualty it was an increase near the low end of the low-single-digit range. The estimated average percentage price change for workers’ compensation was a decrease in the mid-single-digit range.
Renewal premiums for certain policies, primarily our commercial casualty and workers’ compensation lines of business, include the results of policy audits that adjust initial premium amounts based on differences between estimated and actual sales or payroll related to a specific policy. Audits completed during the first six months of 2018 contributed $38 million to net written premiums.
New business written premiums for commercial lines increased $19 million and $20 million during the second quarter and first six months of 2018, compared with the same periods of 2017, driven by second-quarter growth for each major line of business in our commercial lines insurance segment. Trend analysis for year-over-year comparisons of individual quarters is more difficult to assess for commercial lines new business written premiums, due to inherent variability. That variability is often driven by larger policies with annual premiums greater than $100,000.
Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. For our commercial lines insurance segment, ceded premium totals for the second quarter and first six months of 2018 exceeded the same periods of 2017 by $2 million and $3 million, respectively.

Commercial Lines Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2018	2017	% Change	2018	2017	% Change
Agency renewal written premiums	$758	$729	4	$1,529	$1,501	2
Agency new business written premiums	118	99	19	222	202	10
Other written premiums	(20)	(15)	(33)	(41)	(25)	(64)
Net written premiums	856	813	5	1,710	1,678	2
Unearned premium change	(44)	(17)	(159)	(108)	(101)	(7)
Earned premiums	$812	$796	2	$1,602	$1,577	2

•
Combined ratio – The commercial lines combined ratio decreased 2.9 percentage points for the second quarter of 2018, compared with the same period a year ago, largely due to a decline in losses from natural catastrophes. For the first six months of 2018, the combined ratio decreased 2.6 percentage points, compared with the same period a year ago, largely reflecting a lower level of losses from natural catastrophes that was partially offset by higher noncatastrophe weather-related losses.

Catastrophe losses and loss expenses accounted for 6.5 and 4.7 percentage points of the combined ratio for the second quarter and first six months of 2018, compared with 8.5 and 8.1 percentage points for the same periods a year ago. Through 2017, the 10-year annual average for that catastrophe measure for the commercial lines segment was 5.2 percentage points, and the five-year annual average was 4.7 percentage points. The first-half 2018 ratio for noncatastrophe weather-related losses, at 4.4 percent, was 1.5 percentage points higher than the same period a year ago.
Commercial auto, which represented 20 percent of our 2017 commercial lines earned premiums, was the only major line of business in this segment with a first-half 2018 total loss and loss expense ratio before catastrophe losses significantly higher than we desired. During the first six months of 2018, our commercial auto policies experienced average renewal price increases at percentages in the high-single-digit range. We believe pricing and risk selection actions we are taking will help improve future profitability. Further segmentation of policies as they renew should also help improve profitability, as we seek more adequate pricing on individual policies that need it based on analytics and underwriter judgment.
The net effect of reserve development on prior accident years during the second quarter and first six months of 2018 was favorable for commercial lines overall by $42 million and $77 million compared with $26 million and $37 million for the same periods in 2017. For the first six months of 2018, our workers' compensation line of business was the largest contributor to the total commercial lines net favorable reserve development on prior

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

accident years, followed by commercial property. The net favorable reserve development recognized during the first six months of 2018 for our commercial lines insurance segment was largely for accident years 2015 through 2017, and was primarily due to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2017 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 49.
The commercial lines underwriting expense ratio for the second quarter of 2018 decreased, compared with the same period of 2017, and for the first six months of 2018 it rose slightly, compared with the first six months a year ago, reflecting higher earned premiums and ongoing expense management efforts.

Commercial Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended June 30,			Six months ended June 30,
	2018	2017	% Change	2018	2017	% Change
Current accident year losses greater than $5 million	$6	$—	nm	$21	$28	(25)
Current accident year losses $1 million - $5 million	51	33	55	73	59	24
Large loss prior accident year reserve development	1	19	(95)	30	36	(17)
Total large losses incurred	58	52	12	124	123	1
Losses incurred but not reported	53	21	152	69	16	nm
Other losses excluding catastrophe losses	247	292	(15)	572	598	(4)
Catastrophe losses	51	64	(20)	73	122	(40)
Total losses incurred	$409	$429	(5)	$838	$859	(2)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	0.7%	—%	0.7	1.3%	1.8%	(0.5)
Current accident year losses $1 million - $5 million	6.2	4.2	2.0	4.6	3.7	0.9
Large loss prior accident year reserve development	0.2	2.3	(2.1)	1.8	2.3	(0.5)
Total large loss ratio	7.1	6.5	0.6	7.7	7.8	(0.1)
Losses incurred but not reported	6.5	2.7	3.8	4.3	1.0	3.3
Other losses excluding catastrophe losses	30.4	36.5	(6.1)	35.7	37.9	(2.2)
Catastrophe losses	6.3	8.1	(1.8)	4.6	7.7	(3.1)
Total loss ratio	50.3%	53.8%	(3.5)	52.3%	54.4%	(2.1)

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The second-quarter 2018 commercial lines total large losses incurred of $58 million, net of reinsurance, were lower than the quarterly average of $63 million during full-year 2017 but higher than the $52 million total large losses incurred for the second quarter of 2017. The second-quarter 2018 ratio for commercial lines total large losses was 0.6 percentage points higher compared with last year’s second-quarter ratio. The second-quarter 2018 amount of total large losses incurred helped contribute to the slight decrease in the six-month 2018 total large loss ratio, compared with 2017, as it partially offset a first-quarter 2018 ratio that was 0.7 points lower than the first quarter of 2017. We believe results for the three- and six-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

PERSONAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2018	2017	% Change	2018	2017	% Change
Earned premiums	$331	$307	8	$656	$607	8
Fee revenues	2	1	100	3	3	0
Total revenues	333	308	8	659	610	8
Loss and loss expenses from:
Current accident year before catastrophe losses	220	197	12	430	390	10
Current accident year catastrophe losses	32	48	(33)	61	96	(36)
Prior accident years before catastrophe losses	15	(2)	nm	14	(11)	nm
Prior accident years catastrophe losses	2	(1)	nm	2	(2)	nm
Loss and loss expenses	269	242	11	507	473	7
Underwriting expenses	96	90	7	193	176	10
Underwriting loss	$(32)	$(24)	(33)	$(41)	$(39)	(5)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	66.6%	64.6%	2.0	65.5%	64.3%	1.2
Current accident year catastrophe losses	9.6	15.8	(6.2)	9.3	15.9	(6.6)
Prior accident years before catastrophe losses	4.3	(0.9)	5.2	2.1	(1.8)	3.9
Prior accident years catastrophe losses	0.6	(0.4)	1.0	0.3	(0.4)	0.7
Loss and loss expenses	81.1	79.1	2.0	77.2	78.0	(0.8)
Underwriting expenses	29.0	29.3	(0.3)	29.5	29.0	0.5
Combined ratio	110.1%	108.4%	1.7	106.7%	107.0%	(0.3)

Combined ratio	110.1%	108.4%	1.7	106.7%	107.0%	(0.3)
Contribution from catastrophe losses and prior years reserve development	14.5	14.5	0.0	11.7	13.7	(2.0)
Combined ratio before catastrophe losses and prior years reserve development	95.6%	93.9%	1.7	95.0%	93.3%	1.7

Overview
Performance highlights for the personal lines segment include:

•
Premiums – Personal lines earned premiums and net written premiums for the second quarter and first six months of 2018 continued to grow, reflecting increases in renewal written premiums and new business written premiums from agencies that represent us. Price increases and a high level of policy retention were the main drivers of renewal premium growth. The table below analyzes the primary components of premiums.

Agency renewal written premiums increased 8 percent for both the second quarter and first six months of 2018, largely reflecting rate increases. We estimate that premium rates for our personal auto line of business increased at average percentages in the high-single-digit range during the first six months of 2018. For our homeowner line of business, we estimate that premium rates for the first six months of 2018 increased at average percentages in the mid-single-digit range. For both our personal auto and homeowner lines of business, some individual policies experienced lower or higher rate changes based on each risk's specific characteristics and enhanced pricing precision enabled by predictive models.
Personal lines new business written premiums grew $1 million or 2 percent during the second quarter and $6 million or 8 percent during the first half of 2018, compared with the same periods of 2017, mainly due to increases of approximately $3 million and $8 million, respectively, from high net worth business written through our agencies. Personal lines new business written premiums from high net worth policies totaled approximately $34 million for the first six months of 2018.
Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. For our personal lines insurance segment, ceded premium totals for the second quarter and first six months of 2018 were similar to the same periods of 2017.

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

We continue to implement strategies discussed in our 2017 Annual Report on Form 10-K, Item 1, Strategic Initiatives, Page 14, to enhance our responsiveness to marketplace changes and to help achieve our long-term objectives for personal lines growth and profitability. These strategies include initiatives to more profitably underwrite personal auto policies.

Personal Lines Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2018	2017	% Change	2018	2017	% Change
Agency renewal written premiums	$342	$318	8	$606	$563	8
Agency new business written premiums	46	45	2	85	79	8
Other written premiums	(7)	(6)	(17)	(13)	(12)	(8)
Net written premiums	381	357	7	678	630	8
Unearned premium change	(50)	(50)	0	(22)	(23)	4
Earned premiums	$331	$307	8	$656	$607	8

•
Combined ratio – Our personal lines combined ratio increased by 1.7 percentage points for the second quarter of 2018, compared with the same period a year ago. The increase was primarily due to unfavorable reserve development on prior accident years that offset a decrease of 5.2 percentage points in the ratio for weather-related natural catastrophe losses and loss expenses. The combined ratio decreased 0.3 percentage points for the first six months of 2018, compared with the first six months of 2017, primarily due to a decrease of 5.9 percentage points in the ratio for weather-related natural catastrophe losses and loss expenses. The lower ratio for catastrophe effects for the first six months of 2018 was partially offset by higher noncatastrophe weather-related losses.

Catastrophe losses and loss expenses accounted for 10.2 and 9.6 percentage points of the combined ratio for the second quarter and first six months of 2018, compared with 15.4 and 15.5 percentage points for the same periods of last year. Through 2017, the 10-year annual average catastrophe loss ratio for the personal lines segment was 11.4 percentage points, and the five-year annual average was 8.6 percentage points. The ratio for noncatastrophe weather-related losses for the first six months of 2018, at 7.0 percent, was 0.8 percentage points higher than the same period a year ago.
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
Personal auto, representing 47 percent of our 2017 personal lines earned premiums, was the only major line of business in this segment with recent year and first-half 2018 total loss and loss expense ratios before catastrophe losses significantly higher than we desired. As discussed above, during the first six months of 2018, our personal auto policies experienced average renewal price increases at percentages in the high-single-digit range. We believe rate increases and other actions to improve pricing precision and reduce loss costs will improve future profitability.
The net effect of reserve development on prior accident years during the second quarter and first six months of 2018 was unfavorable for personal lines overall by $17 million and $16 million, compared with favorable net reserve development of $3 million and $13 million for the same periods of 2017. Our homeowner line of business was the largest contributor to the second-quarter and first-half 2018 total personal lines net unfavorable reserve development on prior accident years, partially offset by net favorable reserve development for our personal auto line of business. The net unfavorable reserve development was due primarily to higher-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2017 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 49.
The underwriting expense ratio decreased for the second quarter of 2018, compared with the same period of 2017, and increased for the first six months of 2018, compared with the first six months a year ago, reflecting higher earned premiums and ongoing expense management efforts.

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

Personal Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended June 30,			Six months ended June 30,
	2018	2017	% Change	2018	2017	% Change
Current accident year losses greater than $5 million	$—	$—	nm	$—	$—	nm
Current accident year losses $1 million - $5 million	11	15	(27)	21	18	17
Large loss prior accident year reserve development	3	1	200	8	1	nm
Total large losses incurred	14	16	(13)	29	19	53
Losses incurred but not reported	31	(12)	nm	30	(2)	nm
Other losses excluding catastrophe losses	157	164	(4)	324	308	5
Catastrophe losses	33	47	(30)	62	93	(33)
Total losses incurred	$235	$215	9	$445	$418	6

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	—%	—%	0.0	—%	—%	0.0
Current accident year losses $1 million - $5 million	3.5	4.8	(1.3)	3.2	2.9	0.3
Large loss prior accident year reserve development	0.8	0.6	0.2	1.2	0.2	1.0
Total large loss ratio	4.3	5.4	(1.1)	4.4	3.1	1.3
Losses incurred but not reported	9.4	(4.0)	13.4	4.6	(0.4)	5.0
Other losses excluding catastrophe losses	47.3	53.7	(6.4)	49.4	50.9	(1.5)
Catastrophe losses	10.0	15.2	(5.2)	9.4	15.3	(5.9)
Total loss ratio	71.0%	70.3%	0.7	67.8%	68.9%	(1.1)

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the second quarter of 2018, the personal lines total large loss ratio, net of reinsurance, was 1.1 percentage points lower than last year’s second quarter. The rise in personal lines large losses for the first six months of 2018 was due to our homeowner line of business. The second-quarter 2018 amount of total large losses incurred contributed to the increase of 1.3 points in the six-month 2018 total large loss ratio, compared with 2017, reducing the effect of a first-quarter 2018 ratio that was 3.8 points higher than the first quarter of 2017. We believe results for the three- and six-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

EXCESS AND SURPLUS LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2018	2017	% Change	2018	2017	% Change
Earned premiums	$57	$52	10	$113	$100	13
Fee revenues	1	1	0	1	1	0
Total revenues	58	53	9	114	101	13

Loss and loss expenses from:
Current accident year before catastrophe losses	33	29	14	63	55	15
Current accident year catastrophe losses	—	—	0	1	1	0
Prior accident years before catastrophe losses	(4)	(9)	56	(14)	(22)	36
Prior accident years catastrophe losses	—	—	0	—	—	0
Loss and loss expenses	29	20	45	50	34	47
Underwriting expenses	16	14	14	33	30	10
Underwriting profit	$13	$19	(32)	$31	$37	(16)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	56.9%	54.2%	2.7	55.8%	54.8%	1.0
Current accident year catastrophe losses	1.0	0.9	0.1	1.4	1.1	0.3
Prior accident years before catastrophe losses	(9.6)	(17.0)	7.4	(13.3)	(22.0)	8.7
Prior accident years catastrophe losses	0.2	0.4	(0.2)	0.1	0.0	0.1
Loss and loss expenses	48.5	38.5	10.0	44.0	33.9	10.1
Underwriting expenses	29.1	27.7	1.4	29.3	30.4	(1.1)
Combined ratio	77.6%	66.2%	11.4	73.3%	64.3%	9.0

Combined ratio	77.6%	66.2%	11.4	73.3%	64.3%	9.0
Contribution from catastrophe losses and prior years reserve development	(8.4)	(15.7)	7.3	(11.8)	(20.9)	9.1
Combined ratio before catastrophe losses and prior years reserve development	86.0%	81.9%	4.1	85.1%	85.2%	(0.1)

Overview
Performance highlights for the excess and surplus lines segment include:

•
Premiums – Excess and surplus lines net written premiums continued to grow during the second quarter and first six months of 2018, driven by increases in renewal written premiums, which rose 16 percent and 18 percent compared with the same periods of 2017. Growth in renewal written premiums reflected the opportunity to renew many accounts for the first time, as well as higher renewal pricing. For the first six months of 2018, excess and surplus lines policy renewals experienced estimated average price increases at percentages in the low-single-digit range. We measure average changes in excess and surplus lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies.

New business written premiums produced by agencies decreased by $4 million for both the second quarter and first six months of 2018, compared with the same periods of 2017. The decrease reflects a highly competitive market, particularly for larger policies. Some of what we report as new business came from accounts that were not new to our agents. We believe our agents’ seasoned accounts tend to be priced more accurately than business that may be less familiar to them.

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

Excess and Surplus Lines Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2018	2017	% Change	2018	2017	% Change
Agency renewal written premiums	$50	$43	16	$98	$83	18
Agency new business written premiums	17	21	(19)	33	37	(11)
Other written premiums	(3)	(3)	0	(6)	(6)	0
Net written premiums	64	61	5	125	114	10
Unearned premium change	(7)	(9)	22	(12)	(14)	14
Earned premiums	$57	$52	10	$113	$100	13

•
Combined ratio – The excess and surplus lines combined ratio increased by 11.4 and 9.0 percentage points for the second quarter and first six months of 2018, compared with the same periods of 2017, primarily due to less favorable reserve development on prior accident years.

Excess and surplus lines net favorable reserve development on prior accident years, as a ratio to earned premiums, was 9.4 percent and 13.2 percent for the second quarter and first six months of 2018, compared with 16.6 percent and 22.0 percent for the same periods of 2017. Approximately half of the net favorable reserve development recognized during the first six months of 2018 was attributable to accident years 2017 and 2016. The favorable reserve development was due primarily to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2017 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 49.
The excess and surplus lines underwriting expense ratio for the second quarter of 2018 increased, compared with the same period of 2017, primarily due to higher agency profit-sharing commissions. The underwriting expense ratio for the first six months of 2018 improved, compared with the same period of 2017, reflecting higher earned premiums and ongoing expense management efforts.

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

Excess and Surplus Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended June 30,			Six months ended June 30,
	2018	2017	% Change	2018	2017	% Change
Current accident year losses greater than $5 million	$—	$—	nm	$—	$—	nm
Current accident year losses $1 million - $5 million	—	—	nm	—	—	nm
Large loss prior accident year reserve development	—	1	nm	—	1	nm
Total large losses incurred	—	1	nm	—	1	nm
Losses incurred but not reported	3	(10)	nm	(2)	(11)	82
Other losses excluding catastrophe losses	17	19	(11)	31	27	15
Catastrophe losses	—	1	nm	1	1	—
Total losses incurred	$20	$11	82	$30	$18	67

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	—%	—%	0.0	—%	—%	0.0
Current accident year losses $1 million - $5 million	—	—	0.0	—	—	0.0
Large loss prior accident year reserve development	(0.2)	2.3	(2.5)	(0.3)	1.1	(1.4)
Total large loss ratio	(0.2)	2.3	(2.5)	(0.3)	1.1	(1.4)
Losses incurred but not reported	4.5	(20.2)	24.7	(2.1)	(11.3)	9.2
Other losses excluding catastrophe losses	28.6	37.0	(8.4)	27.4	27.4	0.0
Catastrophe losses	1.0	1.2	(0.2)	1.4	1.0	0.4
Total loss ratio	33.9%	20.3%	13.6	26.4%	18.2%	8.2

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the second quarter of 2018, the excess and surplus lines total ratio for large losses, net of reinsurance, was 2.5 percentage points lower than last year’s second quarter. The second-quarter 2018 amount of total large losses incurred contributed to the decrease in the six-month 2018 total large loss ratio, compared with 2017, in addition to a first-quarter 2018 ratio that was 0.1 points lower than the first quarter of 2017. We believe results for the three-month period largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

LIFE INSURANCE RESULTS

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2018	2017	% Change	2018	2017	% Change
Earned premiums	$64	$60	7	$124	$117	6
Fee revenues	1	1	0	2	3	(33)
Total revenues	65	61	7	126	120	5
Contract holders' benefits incurred	62	60	3	125	125	0
Investment interest credited to contract holders'	(24)	(23)	(4)	(48)	(46)	(4)
Underwriting expenses incurred	19	20	(5)	39	37	5
Total benefits and expenses	57	57	0	116	116	0
Life insurance segment profit	$8	$4	100	$10	$4	150

Overview
Performance highlights for the life insurance segment include:

•	Revenues – Revenues increased for the six months ended June 30, 2018, primarily due to higher earned premiums from term life insurance, our largest life insurance product line.
Net in-force life insurance policy face amounts increased to $63.564 billion at June 30, 2018, from $61.177 billion at year-end 2017.
Fixed annuity deposits received for the three and six months ended June 30, 2018, were $9 million and $16 million compared with $7 million and $17 million for same periods of 2017. Fixed annuity deposits have a minimal impact to earned premiums because deposits received are initially recorded as liabilities. Profit is earned over time by way of interest-rate spreads. We do not write variable or equity-indexed annuities.

Life Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2018	2017	% Change	2018	2017	% Change
Term life insurance	$44	$41	7	$85	$79	8
Universal life insurance	9	11	(18)	18	21	(14)
Other life insurance, annuity and disability income products	11	8	38	21	17	24
Net earned premiums	$64	$60	7	$124	$117	6

•
Profitability – Our life insurance segment typically reports a small profit or loss on a GAAP basis because profits from investment income spreads are included in our investment segment results. We include only investment income credited to contract holders (including interest assumed in life insurance policy reserve calculations) in our life insurance segment results. A gain of $10 million for our life insurance segment in the first six months of 2018, compared with a gain of $4 million for the same period of 2017, was due to growth in earned premiums while total benefits and expenses remained flat, in addition to more favorable effects from the unlocking of actuarial assumptions.

Life insurance segment benefits and expenses consist principally of contract holders’ (policyholders’) benefits incurred related to traditional life and interest-sensitive products and operating expenses incurred, net of deferred acquisition costs. Total benefits for the first six months of 2018 matched the same period of 2017. Mortality results were flat compared with the same period of 2017 and were less than our 2018 projections.
Underwriting expenses for the first six months of 2018 increased compared with the same period a year ago. For the first six months of 2018, unlocking of interest rate and other actuarial assumptions decreased the amount of expenses deferred to future periods, increasing underwriting expenses. For the first six months of 2017, unlocking increased the amount of expenses deferred to future periods, decreasing underwriting expenses.

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

We recognize that assets under management, capital appreciation and investment income are integral to evaluating the success of the life insurance segment because of the long duration of life products. On a basis that includes investment income and investment gains or losses from life-insurance-related invested assets, the life insurance company reported net income of $17 million and $30 million for the three and six months ended June 30, 2018, compared with net income of $12 million and $25 million for the same periods of 2017. The life insurance company portfolio had net after-tax investment losses of less than $1 million for the three and six months ended June 30, 2018, compared with $1 million of net after-tax investment losses and $2 million of net after-tax investment gains for the three and six months ended June 30, 2017.

INVESTMENTS RESULTS

Overview
The investments segment contributes investment income and investment gains and losses to results of operations. Investments traditionally are our primary source of pretax and after-tax profits.

Investment Income
Pretax investment income increased 2 percent and 1 percent for the three and six months ended June 30, 2018, compared with the same periods of 2017. Interest income was essentially flat due to the continuing effects of the low interest rate environment that offset net purchases of fixed-maturity securities. Higher dividend income reflected rising dividend rates and net purchases of equity securities.

Investments Results

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2018	2017	% Change	2018	2017	% Change
Total investment income, net of expenses	$154	$151	2	$304	$300	1
Investment interest credited to contract holders'	(24)	(23)	(4)	(48)	(46)	(4)
Investment gains and losses, net	105	(11)	nm	(86)	149	nm
Investments profit, pretax	$235	$117	101	$170	$403	(58)

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

(Dollars in millions)	% Yield	Principal redemptions
At June 30, 2018
Fixed-maturity pretax yield profile:
Expected to mature during the remainder of 2018	5.36	$321
Expected to mature during 2019	6.03	646
Expected to mature during 2020	4.75	659
Average yield and total expected redemptions from the remainder of 2018 through 2020	5.38	$1,626

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

The table below shows the average pretax yield-to-amortized cost for fixed-maturity securities acquired during the periods indicated. The average yield for total fixed-maturity securities acquired during the first six months of 2018 was lower than the 4.40 percent average yield-to-amortized cost of the fixed-maturity securities portfolio at the end of 2017. Our fixed-maturity portfolio's average yield of 4.26 percent for the first six months of 2018, from the investment income table below, was also lower than that yield for the year-end 2017 fixed-maturities portfolio.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Average pretax yield-to-amortized cost on new fixed-maturities:
Acquired taxable fixed-maturities	4.68%	3.75%	4.40%	4.08%
Acquired tax-exempt fixed-maturities	3.72	3.33	3.51	3.39
Average total fixed-maturities acquired	4.59	3.53	4.30	3.73

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

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2018	2017	% Change	2018	2017	% Change
Investment income:
Interest	$112	$111	1	$222	$222	0
Dividends	44	42	5	86	81	6
Other	1	1	0	2	2	0
Less investment expenses	3	3	0	6	5	20
Investment income, pretax	154	151	2	304	300	1
Less income taxes	23	36	(36)	46	71	(35)
Total investment income, after-tax	$131	$115	14	$258	$229	13

Investment returns:
Average invested assets plus cash and cash equivalents	$17,271	$16,447		$17,352	$16,298
Average yield pretax	3.57%	3.67%		3.50%	3.68%
Average yield after-tax	3.03	2.80		2.97	2.81
Effective tax rate	15.2	23.7		15.3	23.6

Fixed-maturity returns:
Average amortized cost	$10,458	$10,044		$10,433	$9,953
Average yield pretax	4.28%	4.42%		4.26%	4.46%
Average yield after-tax	3.58	3.23		3.56	3.26
Effective tax rate	16.3	26.8		16.3	26.9

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

Total Investment Gains and Losses
We believe it is useful to analyze our overall investment performance by using total investment return over several years. Total investment return considers those changes in unrealized gains and losses that are not included in net income, in addition to net investment income and investment gains and losses that are included in net income. Measuring total investment gains and losses is useful for evaluating major components of changes in book value and the value creation ratio that are not included in net income before investment gains.

Investment gains and losses are recognized on the sales of investments, for certain changes in fair values of securities even though we continue to hold the securities or as otherwise required by GAAP. New accounting requirements adopted during first-quarter 2018 resulted in reporting, through net income, the change in fair value for equity securities still held, as disclosed in this quarterly report Item 1, Note 1, Accounting Policies, and Note 2, Investments. Net investment gains and losses included $101 million of gains for the second quarter of 2018, and $97 million of losses for the first six months of 2018, from the recognition of fair value changes of equity securities still held that prior to 2018 would have been reported in other comprehensive income instead of net income. Change in unrealized gain or losses for fixed-maturity securities are included as a component of other comprehensive income (OCI). Accounting requirements for other-than-temporary impairment (OTTI) charges for the fixed-maturity portfolio are disclosed in our 2017 Annual Report on Form 10-K, Item 8, Note 1, Summary of Significant Accounting Policies, Page 121.

The table below summarizes total investment gains and losses, before taxes.

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Investment gains and losses:
Equity securities:
Investment gains and losses on securities sold, net	$4	$—	$7	$—
Unrealized investment gains and losses on securities still held, net	101	—	(97)	—
Gross realized gains	—	6	—	159
Gross realized losses	—	(10)	—	(14)
Other-than-temporary impairments	—	(3)	—	(3)
Subtotal	105	(7)	(90)	142
Fixed maturities:
Gross realized gains	3	3	7	13
Gross realized losses	(1)	—	(1)	—
Other-than-temporary impairments	—	(6)	—	(6)
Subtotal	2	(3)	6	7
Other	(2)	(1)	(2)	—
Total investment gains and losses reported in net income	105	(11)	(86)	149
Change in unrealized investment gains and losses:
Equity Securities	—	145	—	242
Fixed Maturities	(80)	76	(301)	110
Total unrealized investment gains and losses reported in OCI	(80)	221	(301)	352
Total	$25	$210	$(387)	$501

Of the 3,554 fixed-maturity securities in the portfolio, no securities were trading below 70 percent of amortized cost at June 30, 2018. Our asset impairment committee regularly monitors the portfolio, including a quarterly review of the entire portfolio for potential OTTI charges. We believe that if liquidity in the markets were to significantly deteriorate or economic conditions were to significantly weaken, we could experience declines in portfolio values and possibly additional OTTI charges.

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

The table below provides additional detail for OTTI charges:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Fixed maturities:
Banking	$—	$6	$—	$6
Total fixed maturities	—	6	—	6
Common equities:
Energy	—	3	—	3
Total common equities	—	3	—	3
Total	$—	$9	$—	$9

OTHER
We report as Other the noninvestment operations of the parent company and a noninsurance subsidiary, CFC Investment Company. We also report as Other the underwriting results of Cincinnati Re, our reinsurance assumed operation, including earned premiums, loss and loss expenses and underwriting expenses.

Total revenues for the first six months of 2018 for our Other operations increased, compared with the same period of 2017, primarily due to earned premiums from Cincinnati Re. Total expenses for Other also increased for the first six months of 2018, primarily due to losses and loss expenses and underwriting expenses from Cincinnati Re.

Other loss in the table below represents losses before income taxes. The net result of Cincinnati Re for the first six months of 2018 was an underwriting profit of approximately $13 million, compared with $9 million for the same period a year ago. For both periods shown, Other loss resulted largely from interest expense from debt of the parent company.

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2018	2017	% Change	2018	2017	% Change
Interest and fees on loans and leases	$1	$1	0	$2	$2	0
Earned premiums	30	26	15	59	48	23
Total revenues	31	27	15	61	50	22
Interest expense	13	13	0	26	26	0
Loss and loss expenses	13	13	0	26	21	24
Underwriting expenses	9	9	0	20	18	11
Operating expenses	3	4	(25)	7	8	(13)
Total expenses	38	39	(3)	79	73	8
Other loss	$(7)	$(12)	42	$(18)	$(23)	22

TAXES
We had $47 million and $28 million of income tax expense for the three and six months ended June 30, 2018, compared with $28 million and $103 million for the same periods of 2017. The effective tax rates for the three and six months ended June 30, 2018, were 17.8 percent and 13.1 percent compared with 21.9 percent and 25.5 percent for the same periods last year. The change in our effective tax rate includes the change in the federal tax rate from 35 percent to 21 percent. However, our change in the effective tax rate is primarily due to large unrealized losses included in income for the current period versus only net realized gains included in income for the prior period, combined with immaterial changes in the amount of permanent book-tax differences between the two periods.

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

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

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

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2018, shareholders’ equity was $7.916 billion, compared with $8.243 billion at December 31, 2017. Total debt was $848 million at June 30, 2018, up $37 million from December 31, 2017. At June 30, 2018, cash and cash equivalents totaled $521 million, compared with $657 million at December 31, 2017.

SOURCES OF LIQUIDITY

Subsidiary Dividends
Our lead insurance subsidiary declared dividends of $200 million to the parent company in the first six months of 2018, compared with $190 million for the same period of 2017. For full-year 2017, subsidiary dividends declared totaled $465 million. State of Ohio regulatory requirements restrict the dividends our insurance subsidiary can pay. For full-year 2018, total dividends that our insurance subsidiary could pay to our parent company without regulatory approval are approximately $509 million.

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

The table below shows a summary of operating cash flow for property casualty insurance (direct method):

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2018	2017	% Change	2018	2017	% Change
Premiums collected	$1,310	$1,265	4	$2,579	$2,506	3
Loss and loss expenses paid	(695)	(695)	—	(1,409)	(1,389)	(1)
Commissions and other underwriting expenses paid	(352)	(333)	(6)	(871)	(830)	(5)
Cash flow from underwriting	263	237	11	299	287	4
Investment income received	103	97	6	211	202	4
Cash flow from operations	$366	$334	10	$510	$489	4

Collected premiums for property casualty insurance rose $73 million during the first six months of 2018, compared with the same period in 2017. Loss and loss expenses paid increased $20 million. Commissions and other underwriting expenses paid rose $41 million, primarily due to higher commissions paid to agencies, reflecting the increase in collected premiums.

We discuss our future obligations for claims payments and for underwriting expenses in our 2017 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 92, and Other Commitments also on Page 92.

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

Capital Resources
At June 30, 2018, our debt-to-total-capital ratio was 9.7 percent, with $787 million in long-term debt and $61 million in borrowing on our revolving short-term line of credit. That line of credit had a $24 million balance at December 31, 2017. At June 30, 2018, $164 million was available for future cash management needs. Based on our capital requirements at June 30, 2018, during the remainder of the year we do not anticipate a material increase in debt levels exceeding the available line of credit amount. As a result, we expect changes in our debt-to-total-capital ratio to continue to be largely a function of the contribution of unrealized investment gains or losses to shareholders’ equity.

We provide details of our three, long-term notes in this quarterly report Item 1, Note 3 – Fair Value Measurements. None of the notes are encumbered by rating triggers.

Four independent ratings firms award insurer financial strength ratings to our property casualty insurance companies and three firms rate our life insurance company. Those firms made no changes to our parent company debt ratings during the first six months of 2018. Our debt ratings are discussed in our 2017 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, Other Sources of Liquidity, Page 90.

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

•
Commissions – Commissions paid were $537 million in the first six months of 2018. Commission payments generally track with written premiums, except for annual profit-sharing commissions typically paid during the first quarter of the year.

•
Other underwriting expenses – Many of our underwriting expenses are not contractual obligations, but reflect the ongoing expenses of our business. Noncommission underwriting expenses paid were $334 million in the first six months of 2018.

•
Technology costs – In addition to contractual obligations for hardware and software, we anticipate capitalizing up to $6 million in spending for key technology initiatives in 2018. Capitalized development costs related to key technology initiatives were $3 million in the first six months of 2018. These activities are conducted at our discretion, and we have no material contractual obligations for activities planned as part of these projects.

We contributed $5 million to our qualified pension plan during the first six months of 2018, and may contribute additional amounts by the end of 2018.

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

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

Uses of Capital
Uses of cash to enhance shareholder return include dividends to shareholders. In January 2018, the board of directors declared regular quarterly cash dividends of 53 cents per share for an indicated annual rate of $2.12 per share. During the first six months of 2018, we used $166 million to pay cash dividends to shareholders.

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

Total gross reserves at June 30, 2018, increased $204 million compared with December 31, 2017. Case loss reserves for losses increased $79 million, IBNR loss reserves increased by $93 million and loss expense reserves increased by $32 million. Accounting for most of the total gross increase was the aggregate of our commercial casualty, homeowner and commercial auto lines of business.

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

Property Casualty Gross Reserves

(Dollars in millions)	Loss reserves		Loss expense reserves	Total gross reserves
	Case reserves	IBNR reserves			Percent of total
At June 30, 2018
Commercial lines insurance:
Commercial casualty	$928	$655	$591	$2,174	40.1%
Commercial property	236	29	57	322	5.9
Commercial auto	408	138	134	680	12.5
Workers' compensation	389	533	91	1,013	18.7
Other commercial	102	14	62	178	3.3
Subtotal	2,063	1,369	935	4,367	80.5
Personal lines insurance:
Personal auto	240	44	71	355	6.6
Homeowner	122	22	39	183	3.4
Other personal	55	51	5	111	2.0
Subtotal	417	117	115	649	12.0
Excess and surplus lines	113	85	80	278	5.1
Cincinnati Re	30	97	2	129	2.4
Total	$2,623	$1,668	$1,132	$5,423	100.0%
At December 31, 2017
Commercial lines insurance:
Commercial casualty	$890	$611	$570	$2,071	39.7%
Commercial property	232	18	65	315	6.0
Commercial auto	401	119	125	645	12.4
Workers' compensation	393	533	96	1,022	19.6
Other commercial	108	14	61	183	3.5
Subtotal	2,024	1,295	917	4,236	81.2
Personal lines insurance:
Personal auto	240	35	70	345	6.6
Homeowner	101	2	33	136	2.6
Other personal	55	46	5	106	2.0
Subtotal	396	83	108	587	11.2
Excess and surplus lines	104	87	73	264	5.1
Cincinnati Re	20	110	2	132	2.5
Total	$2,544	$1,575	$1,100	$5,219	100.0%

LIFE POLICY AND INVESTMENT CONTRACT RESERVES
Gross life policy and investment contract reserves were $2.760 billion at June 30, 2018, compared with $2.729 billion at year-end 2017, reflecting continued growth in life insurance policies in force. We discuss our life insurance reserving practices in our 2017 Annual Report on Form 10-K, Item 7, Life Insurance Policyholder Obligations and Reserves, Page 99.

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

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

The fair value of our investment portfolio was $16.836 billion at June 30, 2018, down $112 million from year-end 2017, including a $63 million decrease in the fixed-maturity portfolio and a $49 million decrease in the equity portfolio.

(Dollars in millions)	At June 30, 2018				At December 31, 2017
	Cost or adjusted cost	Percent of total	Fair value	Percent of total	Cost or adjusted cost	Percent of total	Fair value	Percent of total
Taxable fixed maturities	$6,688	48.6%	$6,742	40.0%	$6,383	47.6%	$6,637	39.2%
Tax-exempt fixed maturities	3,864	28.1	3,894	23.1	3,931	29.3	4,062	24.0
Common equity securities	3,025	22.0	6,008	35.7	2,918	21.8	6,039	35.6
Nonredeemable preferred equity securities	173	1.3	192	1.2	176	1.3	210	1.2
Total	$13,750	100.0%	$16,836	100.0%	$13,408	100.0%	$16,948	100.0%

At June 30, 2018, our consolidated investment portfolio included $5 million of assets for which values are based on prices or valuation techniques that require significant management judgment (Level 3 assets). This represented less than 1 percent of investment portfolio assets measured at fair value. See Item 1, Note 3, Fair Value Measurements, for additional discussion of our valuation techniques. We have generally obtained and evaluated two nonbinding quotes from brokers; then, our investment professionals determined our best estimate of fair value. These investments include private placements, small issues and various thinly traded securities.

In addition to our investment portfolio, the total investments amount reported in our condensed consolidated balance sheets includes Other invested assets. Other invested assets included $32 million of life policy loans, $39 million of private equity investments and $37 million of real estate through direct property ownership and development projects in the United States at June 30, 2018.

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

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

In the first six months of 2018, the decrease in fair value of our fixed-maturity portfolio reflected net purchases of securities that were more than offset by a decrease in net unrealized gains, primarily due to an increase in interest rates and a widening of corporate credit spreads. At June 30, 2018, our fixed-maturity portfolio with an average rating of A2/A was valued at 100.8 percent of its amortized cost, compared with 103.7 percent at December 31, 2017.

At June 30, 2018, our investment-grade and noninvestment-grade fixed-maturity securities represented 87.4 percent and 2.8 percent of the portfolio, respectively. The remaining 9.8 percent represented fixed-maturity securities that were not rated by Moody's or S&P Global Ratings.

Attributes of the fixed-maturity portfolio include:

	At June 30, 2018		At December 31, 2017
Weighted average yield-to-amortized cost	4.22%		4.40%
Weighted average maturity	7.7	yrs	7.7	yrs
Effective duration	5.3	yrs	5.2	yrs

We discuss maturities of our fixed-maturity portfolio in our 2017 Annual Report on Form 10-K, Item 8, Note 2, Investments, Page 129, and in this quarterly report Item 2, Investments Results.

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

TAXABLE FIXED MATURITIES
Our taxable fixed-maturity portfolio, with a fair value of $6.742 billion at June 30, 2018, included:

(Dollars in millions)	At June 30, 2018	At December 31, 2017
Investment-grade corporate	$5,379	$5,252
States, municipalities and political subdivisions	464	403
Noninvestment-grade corporate	299	401
Commercial mortgage-backed	281	286
Government sponsored enterprises	269	254
United States government	40	31
Foreign government	10	10
Total	$6,742	$6,637

Our strategy is to buy, and typically hold, fixed-maturity investments to maturity, but we monitor credit profiles and fair value movements when determining holding periods for individual securities. With the exception of United States agency issues that include government-sponsored enterprises, no individual issuer’s securities accounted for more than 1.3 percent of the taxable fixed-maturity portfolio at June 30, 2018. Our investment-grade corporate bonds had an average rating of Baa2 by Moody’s or BBB by S&P Global Ratings and represented 79.8 percent of the taxable fixed-maturity portfolio’s fair value at June 30, 2018, compared with 79.1 percent at year-end 2017.

The heaviest concentration in our investment-grade corporate bond portfolio, based on fair value at
June 30, 2018, was the financial sector. It represented 46.3 percent of our investment-grade corporate bond portfolio, compared with 46.6 percent at year-end 2017. No other sector exceeded 10 percent of our investment-grade corporate bond portfolio.

Our taxable fixed-maturity portfolio at June 30, 2018, included $281 million of commercial mortgage-backed securities with an average rating of Aa1/AA.

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

TAX-EXEMPT FIXED MATURITIES
At June 30, 2018, we had $3.894 billion of tax-exempt fixed-maturity securities with an average rating of Aa2/AA by Moody’s and S&P Global Ratings. We traditionally have purchased municipal bonds focusing on general obligation and essential services issues, such as water, waste disposal or others. The portfolio is well diversified among approximately 1,450 municipal bond issuers. No single municipal issuer accounted for more than 0.6 percent of the tax-exempt fixed-maturity portfolio at June 30, 2018.

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

The table below summarizes the effect of hypothetical changes in interest rates on the fair value of the fixed-maturity portfolio:

(Dollars in millions)	Effect from interest rate change in basis points
	-200	-100	-	100	200
At June 30, 2018	$11,763	$11,205	$10,636	$10,059	$9,511
At December 31, 2017	$11,803	$11,249	$10,699	$10,133	$9,589

The effective duration of the fixed-maturity portfolio as of June 30, 2018, was 5.3 years, up from 5.2 years at year-end 2017. The above table is a theoretical presentation showing that an instantaneous, parallel shift in the yield curve of 100 basis points could produce an approximately 5.4 percent change in the fair value of the fixed-maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value are to changes in the general level of interest rates, exclusive of call features. The fair values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.

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

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

EQUITY INVESTMENTS
Our equity investments, with a fair value totaling $6.200 billion at June 30, 2018, included $6.008 billion of common stock securities of companies generally with strong indications of paying and growing their dividends. Other criteria we evaluate include increasing sales and earnings, proven management and a favorable outlook. We believe our equity investment style is an appropriate long-term strategy. While our long-term financial position would be affected by prolonged changes in the market valuation of our investments, we believe our strong surplus position and cash flow provide a cushion against short-term fluctuations in valuation. Continued payment of cash dividends by the issuers of our common equity holdings can provide a floor to their valuation.

The table below summarizes the effect of hypothetical changes in market prices on fair value of our equity portfolio.

(Dollars in millions)	Effect from market price change in percent
	-30%	-20%	-10%	—	10%	20%	30%
At June 30, 2018	$4,340	$4,960	$5,580	$6,200	$6,820	$7,440	$8,060
At December 31, 2017	$4,374	$4,999	$5,624	$6,249	$6,874	$7,499	$8,124

At June 30, 2018, Apple Inc. (Nasdaq:AAPL) was our largest single common stock holding with a fair value of $259 million, or 4.3 percent of our publicly traded common stock portfolio and 1.5 percent of the total investment portfolio. Thirty holdings among eight different sectors each had a fair value greater than $100 million.

Common Stock Portfolio Industry Sector Distribution

	Percent of common stock portfolio
	At June 30, 2018		At December 31, 2017
	Cincinnati Financial	S&P 500 Industry Weightings	Cincinnati Financial	S&P 500 Industry Weightings
Sector:
Information technology	21.4%	26.0%	19.5%	23.7%
Financial	15.8	13.8	16.2	14.8
Consumer discretionary	13.5	12.9	13.6	12.2
Healthcare	13.1	14.1	13.2	13.8
Industrials	12.6	9.5	14.3	10.3
Energy	8.0	6.3	7.3	6.1
Consumer staples	5.3	7.0	6.2	8.2
Materials	5.0	2.6	5.6	3.0
Utilities	2.4	2.9	2.1	2.9
Telecomm services	1.5	2.0	1.7	2.1
Real Estate	1.4	2.9	0.3	2.9
Total	100.0%	100.0%	100.0%	100.0%

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

UNREALIZED INVESTMENT GAINS AND LOSSES
With the adoption of ASU 2016-01 on January 1, 2018, we recognized the cumulative unrealized gains on equity securities and will recognize future changes in fair value through net income. For GAAP purposes this eliminated unrealized gains on equity securities. The remaining unrealized gains and losses are related to fixed-maturity securities. At June 30, 2018, unrealized investment gains before taxes for the fixed-maturity portfolio totaled
$190 million and unrealized investment losses amounted to $106 million.

The $84 million net unrealized gain position in our fixed-maturity portfolio at June 30, 2018 decreased in the first six months of 2018, primarily due to an increase in interest rates and a widening of corporate credit spreads. The net gain position for our current fixed-maturity holdings will naturally decline over time as individual securities mature. In addition, changes in interest rates can cause rapid, significant changes in fair values of fixed-maturity securities and the net gain position, as discussed in Quantitative and Qualitative Disclosures About Market Risk.

For federal income tax purposes, taxes on gains from appreciated investments generally are not due until securities are sold. We believe that the appreciated value of equity securities, compared with the cost of securities that is generally used as a tax basis, is a useful measure to help evaluate how fair value can change over time. On this basis, the net unrealized investment gains at June 30, 2018, consisted of a net gain position in our equity portfolio of $3.002 billion. Events or factors such as economic growth or recession can affect the fair value of our equity securities. The seven largest contributors to our common stock portfolio net gain position were Microsoft Corporation (Nasdaq:MSFT), Apple, JP Morgan Chase & Co (NYSE:JPM), Blackrock Inc. (NYSE:BLK), Honeywell International Inc. (NYSE:HON), UnitedHealth Group Incorporated (NYSE:UNH), and CME Group Inc. (Nasdaq:CME), which had a combined gross unrealized gain position of $1.023 billion.

Unrealized Investment Losses
We expect the number of fixed-maturity securities trading below amortized cost to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, amortized costs for some securities are revised through OTTI recognized in prior periods. At June 30, 2018, 1,279 of the 3,554 fixed-maturity securities we owned had fair values below amortized cost, compared with 440 of the 3,598 securities we owned at year-end 2017. The 1,279 holdings with fair values below cost or amortized cost at June 30, 2018, represented 36.8 percent of the fair value of our fixed-maturity investment portfolio and $106 million in unrealized losses.

•	1,268 of the 1,279 holdings had fair value between 90 percent and 100 percent of amortized cost at
June 30, 2018. These primarily consist of securities whose current valuation is largely the result of interest rate factors. The fair value of these 1,268 securities was $3.869 billion, and they accounted for $99 million in unrealized losses.

•
11 of the 1,279 fixed-maturity holdings had fair value between 70 percent and 90 percent of amortized cost at June 30, 2018. We believe the 11 fixed-maturity securities will continue to pay interest and ultimately pay principal upon maturity. The issuers of these 11 securities have strong cash flow to service their debt and meet their contractual obligation to make principal payments. The fair value of these securities was $42 million, and they accounted for $7 million in unrealized losses.

•	There were no fixed-maturity securities with a fair value below 70 percent of amortized cost at June 30, 2018.

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

The table below reviews fair values and unrealized losses by investment category and by the overall duration of the securities’ continuous unrealized loss position.

(Dollars in millions)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At June 30, 2018	value	losses	value	losses	value	losses
Fixed maturity securities:
Corporate	$1,836	$39	$283	$18	$2,119	$57
States, municipalities and political subdivisions	1,070	22	262	14	1,332	36
Commercial mortgage-backed securities	113	2	35	2	148	4
Government-sponsored enterprises	110	2	158	6	268	8
Foreign government	10	—	—	—	10	—
United States government	23	1	11	—	34	1
Total	$3,162	$66	$749	$40	$3,911	$106
At December 31, 2017
Fixed maturity securities:
Corporate	$330	$4	$252	$9	$582	$13
States, municipalities and political subdivisions	88	1	264	5	352	6
Commercial mortgage-backed	33	—	36	1	69	1
Government-sponsored enterprises	96	1	124	3	220	4
Foreign government	10	—	—	—	10	—
United States government	23	—	6	—	29	—
Subtotal	580	6	682	18	1,262	24
Equity securities:
Common equities	229	14	—	—	229	14
Subtotal	229	14	—	—	229	14
Total	$809	$20	$682	$18	$1,491	$38

At June 30, 2018, 263 fixed-maturity securities with a total unrealized loss of $40 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity securities had a fair value below 70 percent of amortized cost; eight fixed-maturity securities with a fair value of $37 million had a fair value from 70 percent to less than 90 percent of amortized cost and accounted for $6 million in unrealized losses; and 255 fixed-maturity securities with a fair value of $712 million had fair values from 90 percent to less than 100 percent of amortized cost and accounted for $34 million in unrealized losses.

At June 30, 2018, applying our invested asset impairment policy, we determined that the total of $40 million, for securities in an unrealized loss position for 12 months or more in the table above, was not other-than-temporarily impaired.

During the second quarter of 2018, no securities were written down through an impairment charge and none were written down during the first quarter of 2018. OTTI resulted in pretax, noncash charges of $9 million for the three and six months ended June 30, 2017. During the first six months of 2017, six securities were written down resulting in $9 million in OTTI charges.

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

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

The following table summarizes the investment portfolio by severity of decline:

(Dollars in millions)	Number of issues	Cost or amortized cost	Fair value	Gross unrealized gain (loss)	Gross investment income
At June 30, 2018
Taxable fixed maturities:
Fair valued below 70% of amortized cost	—	$—	$—	$—	$—
Fair valued at 70% to less than 100% of amortized cost	666	2,783	2,709	(74)	47
Fair valued at 100% and above of amortized cost	882	3,905	4,033	128	102
Investment income on securities sold in current year	—	—	—	—	7
Total	1,548	6,688	6,742	54	156
Tax-exempt fixed maturities:
Fair valued below 70% of amortized cost	—	—	—	—	—
Fair valued at 70% to less than 100% of amortized cost	613	1,234	1,202	(32)	18
Fair valued at 100% and above of amortized cost	1,393	2,630	2,692	62	45
Investment income on securities sold in current year	—	—	—	—	2
Total	2,006	3,864	3,894	30	65
Fixed-maturities summary:
Fair valued below 70% of cost or amortized cost	—	—	—	—	—
Fair valued at 70% to less than 100% of cost or amortized cost	1,279	4,017	3,911	(106)	65
Fair valued at 100% and above of cost or amortized cost	2,275	6,535	6,725	190	147
Investment income on securities sold in current year	—	—	—	—	9
Total	3,554	$10,552	$10,636	$84	$221

At December 31, 2017
Portfolio summary:
Fair valued below 70% of cost or amortized cost	—	$—	$—	$—	$—
Fair valued at 70% to less than 100% of cost or amortized cost	440	1,529	1,491	(38)	37
Fair valued at 100% and above of cost or amortized cost	3,158	11,879	15,457	3,578	533
Investment income on securities sold in current year	—	—	—	—	45
Total	3,598	$13,408	$16,948	$3,540	$615

See our 2017 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Asset Impairment, Page 53.

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures – The company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)).

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company’s management, with the participation of the company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of June 30, 2018. Based upon that evaluation, the company’s chief executive officer and chief financial officer concluded that the design and operation of the company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure:

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

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

Changes in Internal Control over Financial Reporting – During the three months ended June 30, 2018, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any of our shares that were not registered under the Securities Act during the first six months of 2018. Our repurchase program was expanded on October 22, 2007, to increase our repurchase authorization to approximately 13 million shares. Our repurchase program does not have an expiration date. On January 26, 2018, an additional 15 million shares were authorized, which expanded our current repurchase program. We have 15,476,785 shares available for purchase under our programs at June 30, 2018.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1-30, 2018	241,624	$71.32	241,624	16,800,441
May 1-31, 2018	1,191,016	70.44	1,191,016	15,609,425
June 1-30, 2018	132,640	70.36	132,640	15,476,785
Totals	1,565,280	70.57	1,565,280

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

Item 6.    Exhibits

Exhibit No.	Exhibit Description
3.1
Amended and Restated Articles of Incorporation of Cincinnati Financial Corporation (incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, Exhibit 3.1)

3.2	Amended and Restated Code of Regulations of Cincinnati Financial Corporation, as of May 5, 2018
31A	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Executive Officer
31B	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Financial Officer
32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Cincinnati Financial Corporation Second-Quarter 2018 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINCINNATI FINANCIAL CORPORATION
Date: July 26, 2018

/S/ Michael J. Sewell
Michael J. Sewell, CPA
Chief Financial Officer, Senior Vice President and Treasurer
(Principal Accounting Officer)

Cincinnati Financial Corporation Second-Quarter 2018 10-Q