Form 10-Q
period 2018-09-30
CINCINNATI FINANCIAL CORP
filed 2018-10-25
CIK 20286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)
☑        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2018.

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
☐Yes ☑ No

As of October 19, 2018, there were 162,737,705 shares of common stock outstanding.

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2018

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

Part I – Financial Information
Item 1.    Financial Statements (unaudited)

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

(Dollars in millions, except per share data)	September 30,	December 31,
	2018	2017
Assets
Investments
Fixed maturities, at fair value (amortized cost: 2018—$10,653; 2017—$10,314)	$10,660	$10,699
Equity securities, at fair value (cost: 2018—$3,294; 2017—$3,094)	6,663	6,249
Other invested assets	110	103
Total investments	17,433	17,051
Cash and cash equivalents	616	657
Investment income receivable	129	134
Finance receivable	69	61
Premiums receivable	1,709	1,589
Reinsurance recoverable	424	432
Prepaid reinsurance premiums	44	42
Deferred policy acquisition costs	743	670
Land, building and equipment, net, for company use (accumulated depreciation: 2018—$259; 2017—$253)	191	185
Other assets	327	216
Separate accounts	795	806
Total assets	$22,480	$21,843

Liabilities
Insurance reserves
Loss and loss expense reserves	$5,578	$5,273
Life policy and investment contract reserves	2,770	2,729
Unearned premiums	2,591	2,404
Other liabilities	755	792
Deferred income tax	797	745
Note payable	30	24
Long-term debt and capital lease obligations	830	827
Separate accounts	795	806
Total liabilities	14,146	13,600

Commitments and contingent liabilities (Note 12)

Shareholders' Equity
Common stock, par value—$2 per share; (authorized: 2018 and 2017—500 million shares; issued: 2018 and 2017—198.3 million shares)	397	397
Paid-in capital	1,273	1,265
Retained earnings	8,164	5,180
Accumulated other comprehensive income (loss)	(4)	2,788
Treasury stock at cost (2018—35.6 million shares and 2017—34.4 million shares)	(1,496)	(1,387)
Total shareholders' equity	8,334	8,243
Total liabilities and shareholders' equity	$22,480	$21,843

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Income

(Dollars in millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues
Earned premiums	$1,298	$1,247	$3,852	$3,696
Investment income, net of expenses	154	153	458	453
Investment gains and losses, net	458	7	372	156
Fee revenues	3	3	11	12
Other revenues	2	2	4	4
Total revenues	1,915	1,412	4,697	4,321
Benefits and Expenses
Insurance losses and contract holders' benefits	879	874	2,616	2,581
Underwriting, acquisition and insurance expenses	401	393	1,199	1,157
Interest expense	14	13	40	39
Other operating expenses	3	3	10	11
Total benefits and expenses	1,297	1,283	3,865	3,788
Income Before Income Taxes	618	129	832	533
Provision (Benefit) for Income Taxes
Current	(98)	27	(37)	98
Deferred	163	—	130	32
Total provision for income taxes	65	27	93	130
Net Income	$553	$102	$739	$403
Per Common Share
Net income—basic	$3.40	$0.62	$4.53	$2.45
Net income—diluted	3.38	0.61	4.49	2.42

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net Income	$553	$102	$739	$403
Other Comprehensive Income (Loss)
Change in unrealized gains on investments, net of tax (benefit) of ($17), $66, ($81) and $189, respectively	(60)	123	(297)	352
Amortization of pension actuarial loss and prior service cost, net of tax of $0, $1, $0 and $1, respectively	—	—	1	1
Change in life deferred acquisition costs, life policy reserves and other, net of tax of $0, ($1), $2 and $0, respectively	1	(1)	7	1
Other comprehensive income (loss)	(59)	122	(289)	354
Comprehensive Income	$494	$224	$450	$757

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity

(Dollars in millions)	Nine months ended September 30,
	2018	2017
Common Stock
Beginning of year	$397	$397
Share-based awards	—	—
End of period	397	397

Paid-In Capital
Beginning of year	1,265	1,252
Share-based awards	(17)	(18)
Share-based compensation	22	19
Other	3	3
End of period	1,273	1,256

Retained Earnings
Beginning of year	5,180	5,037
Cumulative effect of change in accounting for equity securities as of January 1, 2018	2,503	—
Adjusted beginning of year	7,683	5,037
Net income	739	403
Dividends declared	(258)	(247)
End of period	8,164	5,193

Accumulated Other Comprehensive Income (Loss)
Beginning of year	2,788	1,693
Cumulative effect of change in accounting for equity securities as of January 1, 2018	(2,503)	—
Adjusted beginning of year	285	1,693
Other comprehensive income (loss)	(289)	354
End of period	(4)	2,047

Treasury Stock
Beginning of year	(1,387)	(1,319)
Share-based awards	18	22
Shares acquired - share repurchase authorization	(125)	(70)
Shares acquired - share-based compensation plans	(4)	(6)
Other	2	3
End of period	(1,496)	(1,370)

Total Shareholders' Equity	$8,334	$7,523

(In millions)
Common Stock - Shares Outstanding
Beginning of year	163.9	164.4
Share-based awards	0.6	0.7
Shares acquired - share repurchase authorization	(1.8)	(1.0)
Shares acquired - share-based compensation plans	—	(0.1)
End of period	162.7	164.0

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

(Dollars in millions)	Nine months ended September 30,
	2018	2017
Cash Flows From Operating Activities
Net income	$739	$403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48	40
Investment gains and losses, net	(367)	(156)
Share-based compensation	22	19
Interest credited to contract holders'	37	36
Deferred income tax expense	130	32
Changes in:
Investment income receivable	5	6
Premiums and reinsurance receivable	(114)	(66)
Deferred policy acquisition costs	(53)	(44)
Other assets	(22)	(34)
Loss and loss expense reserves	305	265
Life policy and investment contract reserves	68	71
Unearned premiums	187	168
Other liabilities	(37)	(46)
Current income tax receivable/payable	(122)	52
Net cash provided by operating activities	826	746
Cash Flows From Investing Activities
Sale of fixed maturities	6	20
Call or maturity of fixed maturities	920	815
Sale of equity securities	293	290
Purchase of fixed maturities	(1,250)	(1,155)
Purchase of equity securities	(311)	(399)
Investment in finance receivables	(25)	(21)
Collection of finance receivables	18	17
Investment in buildings and equipment	(14)	(14)
Change in other invested assets, net	(17)	(12)
Net cash used in investing activities	(380)	(459)
Cash Flows From Financing Activities
Payment of cash dividends to shareholders	(251)	(239)
Shares acquired - share repurchase authorization	(125)	(70)
Changes in note payable	6	(3)
Proceeds from stock options exercised	7	10
Contract holders' funds deposited	62	60
Contract holders' funds withdrawn	(133)	(119)
Other	(53)	(29)
Net cash used in financing activities	(487)	(390)
Net change in cash and cash equivalents	(41)	(103)
Cash and cash equivalents at beginning of year	657	777
Cash and cash equivalents at end of period	$616	$674
Supplemental Disclosures of Cash Flow Information:
Interest paid	$27	$26
Income taxes paid	82	44
Noncash Activities
Conversion of securities	$—	$5
Equipment acquired under capital lease obligations	14	10
Cashless exercise of stock options	4	6
Other assets and other liabilities	38	74

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

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

Our September 30, 2018, condensed consolidated financial statements are unaudited. We believe that we have made all adjustments, consisting only of normal recurring accruals, that are necessary for fair presentation. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our 2017 Annual Report on Form 10-K. The results of operations for interim periods do not necessarily indicate results to be expected for the full year.

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

ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 revised the accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The effective date of ASU 2016-01 was for interim and annual reporting periods beginning after December 15, 2017. The company adopted this ASU on January 1, 2018, and applied it prospectively without prior period amounts restated. As a result of the adoption, $2.503 billion of after-tax unrealized gains on equity securities was reclassified on January 1, 2018, from accumulated other comprehensive income to retained earnings. Results of operations were impacted as changes in fair value of equity securities are now reported in net income instead of reported in other comprehensive income. As a result of the adoption of this ASU, for the three and nine months ended September 30, 2018, net investment gains of
$458 million and $372 million in the condensed consolidated statements of income included an increase of $450 million and $351 million from the fair value change of equity securities, respectively.

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

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

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

Pending Accounting Updates
ASU 2016-02, Leases (Topic 842)
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The main provision of ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The effective date of ASU 2016-02 is for interim and annual reporting periods beginning after December 15, 2018. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 and ASU 2018-11,Targeted Improvements to Topic 842. ASU 2018-10 makes narrow-scope amendments to certain aspects of the new leasing standard while ASU 2018-11 provides relief from costs of implementing certain aspects of the new leasing standard. These ASU's have not yet been adopted; however, they are not expected to have a material impact on our company’s consolidated financial position, cash flows or results of operations.

ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends previous guidance on the impairment of financial instruments by adding an impairment model that allows an entity to recognize expected credit losses as an allowance rather than impairing as they are incurred. The new guidance is intended to reduce complexity of credit impairment models and result in a more timely recognition of expected credit losses. The effective date of ASU 2016-13 is for interim and annual reporting periods beginning after December 15, 2019. The ASU has not yet been adopted. Management is currently evaluating the impact on our company's consolidated financial position, cash flows and results of operations.

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

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

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

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts
In August 2018, the FASB issued ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. ASU 2018-12 is intended to improve the timeliness of recognizing changes in the liability for future policy benefits and modify the rate used to discount future cash flows. The ASU will simplify and improve the accounting for certain market-based options or guarantees associated with deposit or account balance contracts, simplify amortization of deferred acquisition costs while improving and expanding required disclosures. The effective date of ASU 2018-12 is for interim and annual reporting periods beginning after December 15, 2020. The ASU has not yet been adopted. Management is currently evaluating the impact on our company's consolidated financial position, cash flows and results of operations.

ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 clarifies the fair value measurement disclosure requirements of ASC 820 by adding, eliminating and modifying disclosures. The effective date of ASU 2018-13 is for interim and annual reporting periods beginning after December 15, 2019. The ASU has not yet been adopted; however, it is not expected to have a material impact on our company's consolidated financial position, cash flows or results of operations.

ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans
In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 clarifies the guidance in ASC 715 to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The effective date of ASU 2018-14 is for annual reporting periods ending after December 15, 2020. The ASU has not yet been adopted; however, it is not expected to have a material impact on our company's consolidated financial position, cash flows or results of operations.

ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 amends ASC 350 to include implementation costs of a cloud computing arrangement that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in a cloud computing arrangement that is considered a service contract. The effective date of ASU 2018-15 is for interim and annual reporting periods beginning after December 15, 2019. The ASU has not yet been adopted. Management is currently evaluating the impact on our company's consolidated financial position, cash flows and results of operations.

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

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

The following table provides cost or amortized cost, gross unrealized gains, gross unrealized losses and fair value for our fixed-maturity and equity securities:

(Dollars in millions)	Cost or amortized cost	Gross unrealized		Fair value
At September 30, 2018		gains	losses
Fixed maturity securities:
Corporate	$5,709	$94	$60	$5,743
States, municipalities and political subdivisions	4,306	54	65	4,295
Commercial mortgage-backed	287	2	4	285
Government-sponsored enterprises	293	—	13	280
United States government	48	—	1	47
Foreign government	10	—	—	10
Total	$10,653	$150	$143	$10,660
At December 31, 2017
Fixed maturity securities:
Corporate	$5,420	$246	$13	$5,653
States, municipalities and political subdivisions	4,316	155	6	4,465
Commercial mortgage-backed	280	7	1	286
Government-sponsored enterprises	257	1	4	254
United States government	31	—	—	31
Foreign government	10	—	—	10
Subtotal	10,314	409	24	10,699
Equity securities:
Common equities	2,918	3,135	14	6,039
Nonredeemable preferred equities	176	34	—	210
Subtotal	3,094	3,169	14	6,249
Total	$13,408	$3,578	$38	$16,948

The net unrealized investment gains in our fixed-maturity portfolio at September 30, 2018, are reduced compared to year end December 31, 2017, as a result of the increase in interest rate environment. Our commercial mortgage-backed securities had an average rating of Aa1/AA at September 30, 2018, and December 31, 2017. At September 30, 2018, Apple Inc. (Nasdaq:AAPL) was our largest single equity holding with a fair value of
$316 million, which was 4.9 percent of our publicly traded common equities portfolio and 1.8 percent of the total investment portfolio.

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

The table below provides fair values and gross unrealized losses by investment category and by the duration of the securities’ continuous unrealized loss positions:

(Dollars in millions)	Less than 12 months		12 months or more		Total
At September 30, 2018	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
Corporate	$2,111	$39	$336	$21	$2,447	$60
States, municipalities and political subdivisions	1,545	47	264	18	1,809	65
Commercial mortgage-backed securities	138	2	43	2	181	4
Government-sponsored enterprises	115	5	165	8	280	13
Foreign government	10	—	—	—	10	—
United States government	35	1	12	—	47	1
Total	$3,954	$94	$820	$49	$4,774	$143
At December 31, 2017
Fixed maturity securities:
Corporate	$330	$4	$252	$9	$582	$13
States, municipalities and political subdivisions	88	1	264	5	352	6
Commercial mortgage-backed	33	—	36	1	69	1
Government-sponsored enterprises	96	1	124	3	220	4
Foreign government	10	—	—	—	10	—
United States government	23	—	6	—	29	—
Subtotal	580	6	682	18	1,262	24
Equity securities:
Common equities	229	14	—	—	229	14
Subtotal	229	14	—	—	229	14
Total	$809	$20	$682	$18	$1,491	$38

Contractual maturity dates for fixed-maturity investments were:

(Dollars in millions)	Amortized cost	Fair value	% of fair value
At September 30, 2018
Maturity dates:
Due in one year or less	$668	$678	6.4%
Due after one year through five years	2,797	2,823	26.5
Due after five years through ten years	3,660	3,655	34.2
Due after ten years	3,528	3,504	32.9
Total	$10,653	$10,660	100.0%

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

The following table provides investment income and investment gains and losses, net:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Investment income:
Interest	$111	$112	$333	$334
Dividends	45	43	131	124
Other	1	1	3	3
Total	157	156	467	461
Less investment expenses	3	3	9	8
Total	$154	$153	$458	$453

Investment gains and losses, net:
Equity securities:
Investment gains and losses on securities sold, net	$8	$—	$17	$—
Unrealized gains and losses on securities still held, net	450	—	351	—
Gross realized gains	—	1	—	160
Gross realized losses	—	—	—	(14)
Other-than-temporary impairments	—	—	—	(3)
Subtotal	458	1	368	143
Fixed maturities:
Gross realized gains	2	3	9	16
Gross realized losses	(1)	—	(2)	—
Other-than-temporary impairments	—	—	—	(6)
Subtotal	1	3	7	10

Other	(1)	3	(3)	3
Total	$458	$7	$372	$156

During the three and nine months ended September 30, 2018, there were no fixed-maturity securities other-than-temporarily impaired. During the three months ended September 30, 2017, there were no equity securities and no fixed-maturity security other-than-temporarily impaired. During the nine months ended September 30, 2017, there were five equity securities and one fixed-maturity security other-than-temporarily impaired. There were no credit losses on fixed-maturity securities for which a portion of other-than-temporary impairment (OTTI) has been recognized in other comprehensive income for the three and nine months ended September 30, 2018 and 2017.

At September 30, 2018, 288 fixed-maturity securities with a total unrealized loss of $49 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity security had a fair value below 70 percent of amortized cost. At December 31, 2017, 249 fixed-maturity securities with a total unrealized loss of $18 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity securities had fair values below 70 percent of amortized cost. There were no equity securities in an unrealized loss position for 12 months or more as of December 31, 2017.

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

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

Fair Value Disclosures for Assets
The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis at September 30, 2018, and December 31, 2017. We do not have any liabilities carried at fair value. There were no transfers between Level 1 and Level 2.

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At September 30, 2018
Fixed maturities, available for sale:
Corporate	$—	$5,742	$1	$5,743
States, municipalities and political subdivisions	—	4,291	4	4,295
Commercial mortgage-backed	—	285	—	285
Government-sponsored enterprises	—	280	—	280
United States government	47	—	—	47
Foreign government	—	10	—	10
Subtotal	47	10,608	5	10,660
Common equities	6,472	—	—	6,472
Nonredeemable preferred equities	—	191	—	191
Separate accounts taxable fixed maturities	—	783	—	783
Top Hat savings plan mutual funds and common equity (included in Other assets)	37	—	—	37
Total	$6,556	$11,582	$5	$18,143

At December 31, 2017
Fixed maturities, available for sale:
Corporate	$—	$5,652	$1	$5,653
States, municipalities and political subdivisions	—	4,460	5	4,465
Commercial mortgage-backed	—	286	—	286
Government-sponsored enterprises	—	254	—	254
United States government	31	—	—	31
Foreign government	—	10	—	10
Subtotal	31	10,662	6	10,699
Common equities, available for sale	6,039	—	—	6,039
Nonredeemable preferred equities, available for sale	—	210	—	210
Separate accounts taxable fixed maturities	—	795	—	795
Top Hat savings plan mutual funds and common equity (included in Other assets)	31	—	—	31
Total	$6,101	$11,667	$6	$17,774

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

Each financial instrument that was deemed to have significant unobservable inputs when determining valuation is identified in the following tables by security type with a summary of changes in fair value as of September 30, 2018. Total Level 3 assets continue to be less than 1 percent of financial assets measured at fair value in the condensed consolidated balance sheets. Assets presented in the table below were valued based primarily on broker/dealer quotes for which there is a lack of transparency as to inputs used to develop the valuations. Transfers out of Level 3 included situations where a broker quote was used without observable inputs or data that could be corroborated by our pricing vendors in the prior period and significant other observable inputs were identified in the current period. The quantitative detail of these unobservable inputs is neither provided nor reasonably available to us.

The following table provides the change in Level 3 assets for the three months ended September 30:

(Dollars in millions)	Asset fair value measurements using significant unobservable inputs
	Corporate fixed maturities	States, municipalities and political subdivisions fixed maturities	Total
Beginning balance, July 1, 2018	$1	$4	$5
Total gains or losses (realized/unrealized):
Included in net income	—	—	—
Included in other comprehensive income	—	—	—
Purchases	—	—	—
Sales	—	—	—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance, September 30, 2018	$1	$4	$5

Beginning balance, July 1, 2017	$1	$5	$6
Total gains or losses (realized/unrealized):
Included in net income	—	—	—
Included in other comprehensive income	—	—	—
Purchases	—	—	—
Sales	—	—	—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance, September 30, 2017	$1	$5	$6

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

The following table provides the change in Level 3 assets for the nine months ended September 30:

(Dollars in millions)	Asset fair value measurements using significant unobservable inputs
	Corporate fixed maturities	States, municipalities and political subdivisions fixed maturities	Total
Beginning balance, January 1, 2018	$1	$5	$6
Total gains or losses (realized/unrealized):
Included in net income	—	—	—
Included in other comprehensive income	—	(1)	(1)
Purchases	—	—	—
Sales	—	—	—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance, September 30, 2018	$1	$4	$5

Beginning balance, January 1, 2017	$78	$—	$78
Total gains or losses (realized/unrealized):
Included in net income	—	—	—
Included in other comprehensive income	—	—	—
Purchases	—	5	5
Sales	—	—	—
Transfers into Level 3	—	—	—
Transfers out of Level 3	(77)	—	(77)
Ending balance, September 30, 2017	$1	$5	$6

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

This table summarizes the book value and principal amounts of our long-term debt:

(Dollars in millions)			Book value		Principal amount
Interest rate	Year of issue		September 30,	December 31,	September 30,	December 31,
			2018	2017	2018	2017
6.900%	1998	Senior debentures, due 2028	$26	$26	$28	$28
6.920%	2005	Senior debentures, due 2028	391	391	391	391
6.125%	2004	Senior notes, due 2034	370	370	374	374
		Total	$787	$787	$793	$793

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

The following table shows fair values of our note payable and long-term debt:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At September 30, 2018
Note payable	$—	$30	$—	$30
6.900% senior debentures, due 2028	—	32	—	32
6.920% senior debentures, due 2028	—	472	—	472
6.125% senior notes, due 2034	—	437	—	437
Total	$—	$971	$—	$971

At December 31, 2017
Note payable	$—	$24	$—	$24
6.900% senior debentures, due 2028	—	34	—	34
6.920% senior debentures, due 2028	—	505	—	505
6.125% senior notes, due 2034	—	477	—	477
Total	$—	$1,040	$—	$1,040

The following table shows the fair value of our life policy loans included in other invested assets and the fair values of our deferred annuities and structured settlements included in life policy and investment contract reserves:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At September 30, 2018
Life policy loans	$—	$—	$40	$40

Deferred annuities	—	—	760	760
Structured settlements	—	194	—	194
Total	$—	$194	$760	$954

At December 31, 2017
Life policy loans	$—	$—	$41	$41

Deferred annuities	—	—	834	834
Structured settlements	—	210	—	210
Total	$—	$210	$834	$1,044

Outstanding principal and interest for these life policy loans totaled $32 million and $31 million at September 30, 2018, and December 31, 2017, respectively.

Recorded reserves for the deferred annuities were $802 million and $835 million at September 30, 2018, and December 31, 2017, respectively. Recorded reserves for the structured settlements were $157 million and $161 million at September 30, 2018, and December 31, 2017, respectively.

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

NOTE 4 – Property Casualty Loss and Loss Expenses
This table summarizes activity for our consolidated property casualty loss and loss expense reserves:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Gross loss and loss expense reserves, beginning of period	$5,423	$5,213	$5,219	$5,035
Less reinsurance recoverable	188	283	187	298
Net loss and loss expense reserves, beginning of period	5,235	4,930	5,032	4,737
Net incurred loss and loss expenses related to:
Current accident year	857	835	2,548	2,493
Prior accident years	(44)	(20)	(123)	(96)
Total incurred	813	815	2,425	2,397
Net paid loss and loss expenses related to:
Current accident year	392	411	928	969
Prior accident years	313	314	1,186	1,145
Total paid	705	725	2,114	2,114
Net loss and loss expense reserves, end of period	5,343	5,020	5,343	5,020
Plus reinsurance recoverable	186	280	186	280
Gross loss and loss expense reserves, end of period	$5,529	$5,300	$5,529	$5,300

We use actuarial methods, models and judgment to estimate, as of a financial statement date, the property casualty loss and loss expense reserves required to pay for and settle all outstanding insured claims, including incurred but not reported (IBNR) claims, as of that date. The actuarial estimate is subject to review and adjustment by an inter-departmental committee that includes actuarial, claims, underwriting, loss prevention and accounting management. This committee is familiar with relevant company and industry business, claims and underwriting trends, as well as general economic and legal trends that could affect future loss and loss expense payments. The amount we will actually have to pay for claims can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate. The reserve for loss and loss expenses in the condensed consolidated balance sheets also included $49 million at September 30, 2018, and
$50 million at September 30, 2017, for certain life and health loss and loss expense reserves.

For the three months ended September 30, 2018, we experienced $44 million of favorable development on prior accident years, including $37 million of favorable development in commercial lines, $8 million of favorable development in excess and surplus lines and $1 million of adverse development in our reinsurance assumed operations. This included $5 million from favorable development of catastrophe losses. Within commercial lines, we recognized favorable reserve development of $20 million for the commercial casualty line, $9 million for the workers' compensation line, $9 million for the commercial property line and $2 million for the other commercial lines due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. This was partially offset by unfavorable reserve development of $3 million for the commercial auto line. Within personal lines, we recognized unfavorable reserve development of $7 million for the homeowner line of business due primarily to higher-than-anticipated loss development on known claims.

For the nine months ended September 30, 2018, we experienced $123 million of favorable development on prior accident years, including $114 million of favorable development in commercial lines, $16 million of unfavorable development in personal lines, $22 million of favorable development in excess and surplus lines and $3 million of favorable development in our reinsurance assumed operations. This included $12 million from favorable development of catastrophe losses. Within commercial lines, we recognized favorable reserve development of $39 million for the workers' compensation line, $37 million for the commercial property line, $31 million for the commercial casualty line and $14 million for the other commercial lines due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. This was partially offset by unfavorable reserve development of $7 million for the commercial auto line. Within personal lines, we recognized unfavorable reserve development of

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

$24 million for the homeowner line of business due primarily to higher-than-anticipated loss development on known claims.

For the three months ended September 30, 2017, we experienced $20 million of favorable development on prior accident years, including $18 million of favorable development in commercial lines, $3 million of favorable development in excess and surplus lines and $1 million of adverse development in our reinsurance assumed operations. This included $6 million from favorable development of catastrophe losses. Within commercial lines, we recognized favorable reserve development of $14 million for the workers' compensation line, $7 million for the commercial property line and $5 million for the other commercial lines due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. This was partially offset by unfavorable reserve development of $8 million for the commercial auto line.

For the nine months ended September 30, 2017, we experienced $96 million of favorable development on prior accident years, including $55 million of favorable development in commercial lines, $13 million of favorable development in personal lines, $25 million of favorable development in excess and surplus lines and $3 million of favorable development in our reinsurance assumed operations. This included $20 million from favorable development of catastrophe losses. Within commercial lines, we recognized favorable reserve development of
$44 million for the workers' compensation line, $21 million for the commercial property line and $25 million for the other commercial lines due to reduced uncertainty of prior accident year loss and loss adjustment expenses for these lines. This was partially offset by unfavorable reserve development of $27 million for the commercial auto line and $8 million for the commercial casualty line. The unfavorable reserve development for commercial casualty reflected higher large loss activity than prior year.

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

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

This table summarizes our life policy and investment contract reserves:

(Dollars in millions)	September 30, 2018	December 31, 2017
Life policy reserves:
Ordinary/traditional life	$1,132	$1,080
Other	48	47
Subtotal	1,180	1,127
Investment contract reserves:
Deferred annuities	802	835
Universal life	625	601
Structured settlements	157	160
Other	6	6
Subtotal	1,590	1,602
Total life policy and investment contract reserves	$2,770	$2,729

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

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

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Property casualty:
Deferred policy acquisition costs asset, beginning of period	$472	$448	$438	$408
Capitalized deferred policy acquisition costs	229	223	712	686
Amortized deferred policy acquisition costs	(225)	(220)	(674)	(643)
Deferred policy acquisition costs asset, end of period	$476	$451	$476	$451

Life:
Deferred policy acquisition costs asset, beginning of period	$256	$230	$232	$229
Capitalized deferred policy acquisition costs	15	13	43	38
Amortized deferred policy acquisition costs	(6)	(17)	(27)	(37)
Amortized shadow deferred policy acquisition costs	2	(1)	19	(5)
Deferred policy acquisition costs asset, end of period	$267	$225	$267	$225

Consolidated:
Deferred policy acquisition costs asset, beginning of period	$728	$678	$670	$637
Capitalized deferred policy acquisition costs	244	236	755	724
Amortized deferred policy acquisition costs	(231)	(237)	(701)	(680)
Amortized shadow deferred policy acquisition costs	2	(1)	19	(5)
Deferred policy acquisition costs asset, end of period	$743	$676	$743	$676

No premium deficiencies were recorded in the condensed consolidated statements of income, as the sum of the anticipated loss and loss expenses, policyholder dividends and unamortized deferred acquisition expenses did not exceed the related unearned premiums and anticipated investment income.

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

NOTE 7 – Accumulated Other Comprehensive Income
Accumulated other comprehensive income (AOCI) includes changes in unrealized gains and losses on investments, changes in pension obligations and changes in life deferred acquisition costs, life policy reserves and other as follows:

(Dollars in millions)	Three months ended September 30,
	2018			2017
	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, beginning of period	$84	$17	$67	$2,977	$1,031	$1,946
OCI before investment gains and losses, net, recognized in net income	(76)	(17)	(59)	193	67	126
Investment gains and losses, net, recognized in net income	(1)	—	(1)	(4)	(1)	(3)
OCI	(77)	(17)	(60)	189	66	123
AOCI, end of period	$7	$—	$7	$3,166	$1,097	$2,069

Pension obligations:
AOCI, beginning of period	$(11)	$(1)	$(10)	$(25)	$(8)	$(17)
OCI excluding amortization recognized in net income	—	—	—	—	—	—
Amortization recognized in net income	—	—	—	1	1	—
OCI	—	—	—	1	1	—
AOCI, end of period	$(11)	$(1)	$(10)	$(24)	$(7)	$(17)

Life deferred acquisition costs, life policy reserves and other:
AOCI, beginning of period	$(2)	$—	$(2)	$(6)	$(2)	$(4)
OCI before investment gains and losses, net, recognized in net income	—	—	—	1	—	1
Investment gains and losses, net, recognized in net income	1	—	1	(3)	(1)	(2)
OCI	1	—	1	(2)	(1)	(1)
AOCI, end of period	$(1)	$—	$(1)	$(8)	$(3)	$(5)

Summary of AOCI:
AOCI, beginning of period	$71	$16	$55	$2,946	$1,021	$1,925
Investments OCI	(77)	(17)	(60)	189	66	123
Pension obligations OCI	—	—	—	1	1	—
Life deferred acquisition costs, life policy reserves and other OCI	1	—	1	(2)	(1)	(1)
Total OCI	(76)	(17)	(59)	188	66	122
AOCI, end of period	$(5)	$(1)	$(4)	$3,134	$1,087	$2,047

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

(Dollars in millions)	Nine months ended September 30,
	2018			2017
	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, beginning of period	$3,540	$733	$2,807	$2,625	$908	$1,717
Cumulative effect of change in accounting for equity securities as of January 1, 2018	(3,155)	(652)	(2,503)	—	—	—
Adjusted AOCI, beginning of period	385	81	304	2,625	908	1,717
OCI before investment gains and losses, net, recognized in net income	(371)	(80)	(291)	694	243	451
Investment gains and losses, net, recognized in net income	(7)	(1)	(6)	(153)	(54)	(99)
OCI	(378)	(81)	(297)	541	189	352
AOCI, end of period	$7	$—	$7	$3,166	$1,097	$2,069

Pension obligations:
AOCI, beginning of period	$(12)	$(1)	$(11)	$(26)	$(8)	$(18)
OCI excluding amortization recognized in net income	—	—	—	—	—	—
Amortization recognized in net income	1	—	1	2	1	1
OCI	1	—	1	2	1	1
AOCI, end of period	$(11)	$(1)	$(10)	$(24)	$(7)	$(17)

Life deferred acquisition costs, life policy reserves and other:
AOCI, beginning of period	$(10)	$(2)	$(8)	$(9)	$(3)	$(6)
OCI before investment gains and losses, net, recognized in net income	6	1	5	4	1	3
Investment gains and losses, net, recognized in net income	3	1	2	(3)	(1)	(2)
OCI	9	2	7	1	—	1
AOCI, end of period	$(1)	$—	$(1)	$(8)	$(3)	$(5)

Summary of AOCI:
AOCI, beginning of period	$3,518	$730	$2,788	$2,590	$897	$1,693
Cumulative effect of change in accounting for equity securities as of January 1, 2018	(3,155)	(652)	(2,503)	—	—	—
Adjusted AOCI, beginning of period	363	78	285	2,590	897	1,693
Investments OCI	(378)	(81)	(297)	541	189	352
Pension obligations OCI	1	—	1	2	1	1
Life deferred acquisition costs, life policy reserves and other OCI	9	2	7	1	—	1
Total OCI	(368)	(79)	(289)	544	190	354
AOCI, end of period	$(5)	$(1)	$(4)	$3,134	$1,087	$2,047

Investment gains and losses, net, and life deferred acquisition costs, life policy reserves and other investment gains and losses, net, are recorded in the investment gains and losses, net, line item in the condensed consolidated statements of income. Amortization on pension obligations is recorded in the insurance losses and contract holders' benefits and underwriting, acquisition and insurance expenses in the condensed consolidated statements of income.

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

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

The table below summarizes our consolidated property casualty insurance net written premiums, earned premiums and incurred loss and loss expenses:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Direct written premiums	$1,248	$1,221	$3,831	$3,712
Assumed written premiums	42	26	143	101
Ceded written premiums	(44)	(39)	(121)	(103)
Net written premiums	$1,246	$1,208	$3,853	$3,710

Direct earned premiums	$1,238	$1,195	$3,680	$3,547
Assumed earned premiums	38	39	107	99
Ceded earned premiums	(39)	(43)	(120)	(123)
Earned premiums	$1,237	$1,191	$3,667	$3,523

Direct incurred loss and loss expenses	$792	$760	$2,394	$2,318
Assumed incurred loss and loss expenses	26	62	55	97
Ceded incurred loss and loss expenses	(5)	(7)	(24)	(18)
Incurred loss and loss expenses	$813	$815	$2,425	$2,397

Our life insurance company purchases reinsurance for protection of a portion of the risks that are written. Primary components of our life reinsurance program include individual mortality coverage, aggregate catastrophe and accidental death coverage in excess of certain deductibles.

The table below summarizes our consolidated life insurance earned premiums and contract holders' benefits incurred:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Direct earned premiums	$79	$72	$237	$223
Ceded earned premiums	(18)	(16)	(52)	(50)
Earned premiums	$61	$56	$185	$173

Direct contract holders' benefits incurred	82	73	228	236
Ceded contract holders' benefits incurred	(16)	(14)	(37)	(52)
Contract holders' benefits incurred	$66	$59	$191	$184

The ceded benefits incurred can vary depending on the type of life insurance policy held and the year the policy was issued.

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

NOTE 9 – Income Taxes
As of September 30, 2018, and December 31, 2017, we had no liability for unrecognized tax benefits.

The differences between the 21 percent and 35 percent statutory federal income tax rates and our effective income tax rate were as follows:

(Dollars in millions)	Three months ended September 30,				Nine months ended September 30,
	2018		2017		2018		2017
Tax at statutory rate:	$130	21.0%	$46	35.0%	$175	21.0%	$187	35.0%
Increase (decrease) resulting from:
Tax-exempt income from municipal bonds	(5)	(0.8)	(9)	(7.0)	(15)	(1.8)	(27)	(5.1)
Dividend received exclusion	(3)	(0.5)	(8)	(6.2)	(11)	(1.3)	(25)	(4.7)
Tax accounting method changes	(50)	(8.1)	0	0.0	(50)	(6.0)	0	0.0
Other	(7)	(1.1)	(2)	(0.9)	(6)	(0.7)	(5)	(0.8)
Provision for income taxes	$65	10.5%	$27	20.9%	$93	11.2%	$130	24.4%

The provision for federal income taxes is based upon filing a consolidated income tax return for the company and its subsidiaries.

See our 2017 Annual Report on Form 10-K, Item 8, Note 11, Income Taxes, Page 153, which discusses enactment of the Tax Cuts and Jobs Act (Tax Act) on December 22, 2017, and its impact on our financial results for that period. Interpretive guidance of the Tax Act will be received throughout 2018, and we will update our estimates and our disclosure on a quarterly basis as interpretative guidance is received within each quarter that it is received. During the three months ended September 30, 2018, the Internal Revenue Service (IRS) issued guidance on executive compensation which had an immaterial impact on our financial statements. Additional clarification or guidance may be issued by the U.S. Treasury and the IRS in the fourth quarter which will allow us to update our estimates for items for which our accounting for the Tax Act is incomplete. We will complete our accounting for the effects of the Tax Act under the SAB 118 guidance in the fourth quarter of 2018.

During the third quarter of 2018, we received approval from the IRS to change our method of tax accounting for certain items applicable for the 2017 tax year and tax return, primarily related to the valuation of our tax base unpaid losses. Accounting guidance does not allow recognition of the impact of certain tax accounting method changes until approved by the IRS. As a result, we recognized a benefit in the third quarter provision for income taxes for the difference between the current tax rate and the 2017 tax rate for the related items. This reduced our effective tax rate by 8.1 percent and 6.0 percent for the three months and nine months ended September 30, 2018, respectively.
As of September 30, 2018, we had no operating or capital loss carryforwards.

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

NOTE 10 – Net Income Per Common Share
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are computed based on the weighted average number of common and dilutive potential common shares outstanding using the treasury stock method. The table shows calculations for basic and diluted earnings per share:

(In millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Numerator:
Net income—basic and diluted	$553	$102	$739	$403
Denominator:
Basic weighted-average common shares outstanding	162.7	164.0	163.3	164.3
Effect of share-based awards:
Stock options	0.8	1.1	0.9	1.1
Nonvested shares	0.5	0.8	0.5	0.7
Diluted weighted-average shares	164.0	165.9	164.7	166.1
Earnings per share:
Basic	$3.40	$0.62	$4.53	$2.45
Diluted	$3.38	$0.61	$4.49	$2.42
Number of anti-dilutive share-based awards	1.1	0.6	1.3	0.7

The sources of dilution of our common shares are certain equity-based awards. See our 2017 Annual Report on Form 10-K, Item 8, Note 17, Share-Based Associate Compensation Plans, Page 161, for information about share-based awards. The above table shows the number of anti-dilutive share-based awards for the three and nine months ended September 30, 2018 and 2017. These share-based awards were not included in the computation of net income per common share (diluted) because their exercise would have anti-dilutive effects.

NOTE 11 – Employee Retirement Benefits
The following summarizes the components of net periodic benefit cost for our qualified and supplemental pension plans:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Service cost	$3	$3	$8	$8
Non-service costs (benefit):
Interest cost	4	4	10	11
Expected return on plan assets	(6)	(6)	(17)	(16)
Amortization of actuarial loss and prior service cost	—	1	1	2
Total non-service benefit	(2)	(1)	(6)	(3)
Net periodic benefit cost	$1	$2	$2	$5

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

We made matching contributions totaling $5 million and $4 million to our 401(k) and Top Hat savings plans during the third quarter of 2018 and 2017 and contributions of $15 million and $13 million for the first nine months of 2018 and 2017, respectively.

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

We contributed $15 million to our qualified pension plan during the first nine months of 2018. We do not anticipate further contributions during the remainder of 2018.

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

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

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

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

Segment information is summarized in the following table:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues:
Commercial lines insurance
Commercial casualty	$268	$268	$805	$804
Commercial property	229	225	688	674
Commercial auto	168	159	495	472
Workers' compensation	80	84	245	254
Other commercial	60	56	174	165
Commercial lines insurance premiums	805	792	2,407	2,369
Fee revenues	1	1	3	3
Total commercial lines insurance	806	793	2,410	2,372

Personal lines insurance
Personal auto	155	148	459	433
Homeowner	142	131	417	384
Other personal	41	35	118	104
Personal lines insurance premiums	338	314	994	921
Fee revenues	1	1	4	4
Total personal lines insurance	339	315	998	925

Excess and surplus lines insurance	60	53	173	153
Fee revenues	—	—	1	1
Total excess and surplus lines insurance	60	53	174	154

Life insurance premiums	61	56	185	173
Fee revenues	1	1	3	4
Total life insurance	62	57	188	177

Investments
Investment income, net of expenses	154	153	458	453
Investment gains and losses, net	458	7	372	156
Total investment revenue	612	160	830	609

Other
Cincinnati Re insurance premiums	34	32	93	80
Other	2	2	4	4
Total other revenues	36	34	97	84
Total revenues	$1,915	$1,412	$4,697	$4,321

Income (loss) before income taxes:
Insurance underwriting results
Commercial lines insurance	$34	$39	$96	$61
Personal lines insurance	(9)	(9)	(50)	(48)
Excess and surplus lines insurance	17	13	48	50
Life insurance	3	(4)	13	—
Investments	588	136	758	539
Other	(15)	(46)	(33)	(69)
	$618	$129	$832	$533

Identifiable assets:	September 30, 2018	December 31, 2017
Property casualty insurance	$3,129	$2,863
Life insurance	1,418	1,409
Investments	17,457	17,112
Other	476	459
Total	$22,480	$21,843

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

NOTE 14 – Subsequent Events
On October 12, 2018, the company announced the terms of an agreement to acquire all of the shares of MSP Underwriting Limited (MSP) in an all-cash transaction for £102 million based on MSP's projected net asset value at closing, or approximately $134 million based upon the October 9, 2018, exchange rate of 1.31 U.S. dollars per Pound Sterling (GBP). MSP, which operates through Beaufort Underwriting Agency Limited, is a London based global specialty underwriter and Munich Re subsidiary. The acquisition will provide the company with opportunities to support its independent agencies in new geographies and lines of business.

On October 10, 2018, the company entered into a foreign exchange forward contract which provides for an economic hedge between the agreed upon purchase price in GBP and currency fluctuations between the U.S. dollar and GBP during the period from that date through December 31, 2018.

The company expects that the transaction will close during the first quarter of 2019, subject to regulatory approvals and other customary terms and conditions.

There were no subsequent events requiring adjustment to our condensed consolidated financial statements and, with the exception of the above disclosure, no additional disclosures required in the notes to our condensed consolidated financial statements.

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

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
Factors that could cause or contribute to such differences include, but are not limited to:

•
The fact that the consummation of the transaction to acquire MSP Underwriting Ltd. and its subsidiaries is subject to closing conditions, one or more of which may not be satisfied, or that the transaction is not consummated for any other reason

•	Our inability to integrate MSP and its subsidiaries into our on-going operations, or disruptions to our on-going operations due to such integration

•	Unusually high levels of catastrophe losses due to risk concentrations, changes in weather patterns, environmental events, terrorism incidents or other causes

•	Increased frequency and/or severity of claims or development of claims that are unforeseen at the time of policy issuance

•	Inadequate estimates, assumptions or reliance on third-party data used for critical accounting estimates

•	Declines in overall stock market values negatively affecting the company’s equity portfolio and book value

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

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

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

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

CORPORATE FINANCIAL HIGHLIGHTS

Net Income and Comprehensive Income Data

(Dollars in millions, except per share data)	Three months ended September 30,			Nine months ended September 30,
	2018	2017	% Change	2018	2017	% Change
Earned premiums	$1,298	$1,247	4	$3,852	$3,696	4
Investment income, net of expenses (pretax)	154	153	1	458	453	1
Investment gains and losses, net (pretax)	458	7	nm	372	156	138
Total revenues	1,915	1,412	36	4,697	4,321	9
Net income	553	102	442	739	403	83
Comprehensive income	494	224	121	450	757	(41)
Net income per share—diluted	3.38	0.61	454	4.49	2.42	86
Cash dividends declared per share	0.53	0.50	6	1.59	1.50	6
Diluted weighted average shares outstanding	164.0	165.9	(1)	164.7	166.1	(1)

Total revenues rose 36 percent for the third quarter of 2018, compared with the same period of 2017, reflecting higher earned premiums and significant net investment gains. For the first nine months of 2018, compared with the first nine months of 2017, total revenues also increased, primarily due to higher earned premiums in addition to higher net investment gains. Premium and investment revenue trends are discussed further in the respective sections of Financial Results.

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

Net income for the third quarter of 2018, compared with third-quarter 2017, increased $451 million, including increases of $355 million in after-tax net investment gains and losses, $26 million in after-tax property casualty underwriting income and $12 million in after-tax investment income. Third-quarter 2018 net income also increased due to $56 million of certain other non-recurring items that primarily included the impact of various tax accounting method changes. New accounting requirements adopted during the first quarter of 2018 resulted in reporting, through net income, the change in fair value for equity securities still held, as disclosed in this quarterly report Item 1, Note 1, Accounting Policies, and Note 2, Investments. Included in the $355 million increase in net investment gains was $356 million from the recognition of fair value changes of equity securities still held that prior to 2018 would have been reported in other comprehensive income instead of net income. Third-quarter 2018 catastrophe losses, mostly weather related, were $25 million more after taxes and unfavorably affected both net income and property casualty underwriting income. Life insurance segment results on a pretax basis for the third quarter of 2018 rose $7 million compared with the third quarter of 2017.

For the nine months ended September 30, 2018, net income rose $336 million compared with the first nine months of 2017, reflecting a $192 million increase in after-tax net investment gains and losses, $59 million in after-tax property casualty underwriting income and $41 million in after-tax investment income in addition to the $56 million in other non-recurring items noted above. Included in the $192 million increase in net investment gains was $277 million from the recognition of fair value changes of equity securities still held that prior to 2018 would have been reported in other comprehensive income instead of net income. The property casualty underwriting income increase included a favorable $9 million after-tax effect from lower catastrophe losses. Life insurance segment results increased by $13 million on a pretax basis.

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

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

The board of directors is committed to rewarding shareholders directly through cash dividends and through share repurchase authorizations. Through 2017, the company had increased the annual cash dividend rate for 57 consecutive years, a record we believe is matched by only seven other publicly traded companies. In January 2018, the board of directors increased the regular quarterly dividend to 53 cents per share, setting the stage for our 58th consecutive year of increasing cash dividends. During the first nine months of 2018, cash dividends declared by the company increased 6 percent compared with the same period of 2017. Our board regularly evaluates relevant factors in decisions related to dividends and share repurchases. The 2018 dividend increase reflected our strong earnings performance and signaled management’s and the board’s positive outlook and confidence in our outstanding capital, liquidity and financial flexibility.

As disclosed in Item 1, Note 14 of this report, we announced the terms of an agreement to acquire all of the shares of MSP, which operates through Beaufort Underwriting Agency Limited to underwrite business for Lloyd's Syndicate 318. We expect the transaction to contribute to future earnings and book value growth as it should provide opportunities to support business produced by our independent agencies in new geographies and lines of business. We expect the transaction to close during the first quarter of 2019, subject to regulatory approvals and other customary terms and conditions.

Balance Sheet Data and Performance Measures

(Dollars in millions, except share data)	At September 30,	At December 31,
	2018	2017
Total investments	$17,433	$17,051
Total assets	22,480	21,843
Short-term debt	30	24
Long-term debt	787	787
Shareholders' equity	8,334	8,243
Book value per share	51.22	50.29
Debt-to-total-capital ratio	8.9%	9.0%

Total assets at September 30, 2018, increased 3 percent compared with year-end 2017, and included a 2 percent increase in total investments that reflected a combination of net purchases and higher fair values for many securities in our portfolio. Shareholders’ equity increased 1 percent, and book value per share increased 2 percent during the first nine months of 2018. Our debt-to-total-capital ratio (capital is the sum of debt plus shareholders’ equity) was slightly lower than at year-end 2017.

Our value creation ratio is our primary performance metric. That ratio was 5.0 percent for the first nine months of 2018, less than the same period in 2017 due to a lower amount of overall net gains from our investment portfolio. The $0.93 increase in book value per share during the first nine months of 2018 contributed 1.8 percentage points to the value creation ratio, while dividends declared at $1.59 per share contributed 3.2 points. Value creation ratios for comparable periods by major components and in total, along with calculations from per-share amounts, are shown in the tables below. For both 2018 periods, net income before investment gains included a 0.7 percent contribution from certain non-recurring items, including the impact of various tax accounting method changes.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Value creation ratio major components:
Net income before investment gains	2.4%	1.3%	5.4%	4.3%
Change in fixed-maturity securities, realized and unrealized gains	(0.7)	0.1	(3.6)	1.2
Change in equity securities, investment gains	4.6	1.6	3.6	5.2
Other	0.0	0.1	(0.4)	(0.4)
Value creation ratio	6.3%	3.1%	5.0%	10.3%

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

(Dollars are per share)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Value creation ratio:
End of period book value*	$51.22	$45.86	$51.22	$45.86
Less beginning of period book value	48.68	44.97	50.29	42.95
Change in book value	2.54	0.89	0.93	2.91
Dividend declared to shareholders	0.53	0.50	1.59	1.50
Total value creation	$3.07	$1.39	$2.52	$4.41

Value creation ratio from change in book value**	5.2%	2.0%	1.8%	6.8%
Value creation ratio from dividends declared to shareholders***	1.1	1.1	3.2	3.5
Value creation ratio	6.3%	3.1%	5.0%	10.3%

* Book value per share is calculated by dividing end of period total shareholders' equity by end of period shares outstanding
** Change in book value divided by the beginning of period book value
*** Dividend declared to shareholders divided by beginning of period book value

DRIVERS OF LONG-TERM VALUE CREATION
Operating through The Cincinnati Insurance Company, Cincinnati Financial Corporation is one of the 25 largest property casualty insurers in the nation, based on 2017 net written premiums for approximately 2,000 U.S. stock and mutual insurer groups. We market our insurance products through a select group of independent insurance agencies as discussed in our 2017 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 5. At September 30, 2018, we actively marketed through agencies located in 42 states. We maintain a long-term perspective that guides us in addressing immediate challenges or opportunities while focusing on the major decisions that best position our company for success through all market cycles.

To measure our long-term progress in creating shareholder value, our value creation ratio is our primary financial performance target. As discussed in our 2017 Annual Report on Form 10-K, Item 7, Executive Summary, Page 44, management believes this measure is a meaningful indicator of our long-term progress in creating shareholder value and has three primary performance drivers:

•
Premium growth – We believe our agency relationships and initiatives can lead to a property casualty written premium growth rate over any five-year period that exceeds the industry average. For the first nine months of 2018, our consolidated property casualty net written premium year-over-year growth was 4 percent. As of February 2018, A.M. Best projected the industry's full-year 2018 written premium growth at approximately 4 percent. For the five-year period 2013 through 2017, our growth rate was nearly double that of the industry. The industry's growth rate excludes its mortgage and financial guaranty lines of business.

•
Combined ratio – We believe our underwriting philosophy and initiatives can generate a GAAP combined ratio over any five-year period that is consistently within the range of 95 percent to 100 percent. For the first nine months of 2018, our GAAP combined ratio was 97.3 percent and our statutory combined ratio was 96.3 percent, both including 7.4 percentage points of current accident year catastrophe losses partially offset by 3.3 percentage points of favorable loss reserve development on prior accident years. As of February 2018, A.M. Best projected the industry's full-year 2018 statutory combined ratio at approximately 100 percent, including approximately 5 percentage points of catastrophe losses and a favorable effect of approximately 1 percentage point of loss reserve development on prior accident years. The industry's ratio again excludes its mortgage and financial guaranty lines of business.

•
Investment contribution – We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year return of the Standard & Poor’s 500 Index. For the first nine months of 2018, pretax investment

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

income was $458 million, up 1 percent compared with the same period in 2017. We believe our investment portfolio mix provides an appropriate balance of income stability and growth with capital appreciation potential.

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

We continue to enhance our property casualty underwriting expertise and to effectively and efficiently underwrite individual policies and process transactions. Ongoing initiatives supporting this work include expanding our pricing and segmentation capabilities through experience and use of predictive analytics and additional data. Our segmentation efforts emphasize identification and retention of insurance policies we believe have relatively stronger pricing, while seeking more aggressive renewal terms and conditions on policies we believe have relatively weaker pricing. In 2018, we continue to improve underwriting and rate adequacy for our commercial auto and personal auto lines of business. Our commercial auto policies that renewed during the first nine months of 2018 experienced an estimated average price increase at percentages in the high-single-digit range, and our personal auto policies that renewed during that period also averaged an estimated price increase at percentages in the high-single-digit range.

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

We continue to appoint new agencies to develop additional points of distribution. In 2018, we are planning approximately 100 appointments of independent agencies that offer most or all of our property casualty insurance products. During the first nine months of 2018, we appointed 66 new agencies that meet that criteria.
We also plan to appoint additional agencies that focus on high net worth personal lines clients. In 2018, we are targeting the appointment of approximately 100 agencies that market only personal lines products for us. During the first nine months of 2018, we appointed 54 new agencies that meet that criteria.
As of September 30, 2018, a total of 1,741 agency relationships market our property casualty insurance products from 2,319 reporting locations.
We also continue to grow premiums through the disciplined expansion of Cincinnati Re. During the first nine months of 2018, Cincinnati Re contributed $26 million of growth in consolidated property casualty insurance net written premiums.

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

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

financial strength increase our flexibility to maintain a cash dividend through all periods and to continue to invest in and expand our insurance operations.

At September 30, 2018, we held $2.851 billion of our cash and invested assets at the parent-company level, of which $2.571 billion, or 90.2 percent, was invested in common stocks, and $206 million, or 7.2 percent, was cash or cash equivalents. Our debt-to-total-capital ratio was 8.9 percent at September 30, 2018. Another important indicator of financial strength is our ratio of property casualty net written premiums to statutory surplus, which was 0.9-to-1 for the 12 months ended September 30, 2018, compared with 1.0-to-1 at year-end 2017.

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

At October 24, 2018, our insurance subsidiaries continued to be highly rated.

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

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

CONSOLIDATED PROPERTY CASUALTY INSURANCE HIGHLIGHTS
Consolidated property casualty insurance results include premiums and expenses for our standard market insurance segments (commercial lines and personal lines), our excess and surplus lines segment and our reinsurance assumed operations.

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2018	2017	% Change	2018	2017	% Change
Earned premiums	$1,237	$1,191	4	$3,667	$3,523	4
Fee revenues	2	2	0	8	8	0
Total revenues	1,239	1,193	4	3,675	3,531	4
Loss and loss expenses from:
Current accident year before catastrophe losses	732	721	2	2,276	2,144	6
Current accident year catastrophe losses	125	114	10	272	349	(22)
Prior accident years before catastrophe losses	(39)	(14)	(179)	(111)	(76)	(46)
Prior accident years catastrophe losses	(5)	(6)	17	(12)	(20)	40
Loss and loss expenses	813	815	0	2,425	2,397	1
Underwriting expenses	384	367	5	1,143	1,094	4
Underwriting profit	$42	$11	282	$107	$40	168

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	59.1%	60.4%	(1.3)	62.0%	60.8%	1.2
Current accident year catastrophe losses	10.1	9.6	0.5	7.4	9.9	(2.5)
Prior accident years before catastrophe losses	(3.1)	(1.1)	(2.0)	(3.0)	(2.1)	(0.9)
Prior accident years catastrophe losses	(0.4)	(0.5)	0.1	(0.3)	(0.6)	0.3
Loss and loss expenses	65.7	68.4	(2.7)	66.1	68.0	(1.9)
Underwriting expenses	31.1	30.9	0.2	31.2	31.1	0.1
Combined ratio	96.8%	99.3%	(2.5)	97.3%	99.1%	(1.8)

Combined ratio	96.8%	99.3%	(2.5)	97.3%	99.1%	(1.8)
Contribution from catastrophe losses and prior years reserve development	6.6	8.0	(1.4)	4.1	7.2	(3.1)
Combined ratio before catastrophe losses and prior years reserve development	90.2%	91.3%	(1.1)	93.2%	91.9%	1.3

Our consolidated property casualty insurance operations generated an underwriting profit of $42 million and $107 million for the third quarter and first nine months of 2018. The third-quarter improvement of $31 million, compared with the same period of 2017, was partially offset by an increase of $12 million in losses from weather-related natural catastrophes. The nine-month improvement of $67 million, compared with the first nine months of 2017, included a decrease of $69 million in losses from weather-related natural catastrophes. Weather-related losses not identified as part of designated catastrophe events for the property casualty industry, typically referred to as noncatastrophe weather losses, increased by $37 million in the first nine months of 2018, and partially offset the decrease in catastrophe losses. We believe future property casualty underwriting results will continue to benefit from price increases and our ongoing initiatives to improve pricing precision and loss experience related to claims and loss control practices.
For all property casualty lines of business in aggregate, net loss and loss expense reserves at September 30, 2018, were $311 million higher than at year-end 2017, including $182 million for the incurred but not reported (IBNR) portion. The $311 million reserve increase raised year-end 2017 net loss and loss expense reserves by 6 percent.

We measure and analyze property casualty underwriting results primarily by the combined ratio and its component ratios. The GAAP-basis combined ratio is the percentage of incurred losses plus all expenses per each earned premium dollar – the lower the ratio, the better the performance. An underwriting profit results when the combined

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

ratio is below 100 percent. A combined ratio above 100 percent indicates that an insurance company’s losses and expenses exceeded premiums.

Our consolidated property casualty combined ratio for the third quarter of 2018 decreased by 2.5 percentage points, compared with the same period of 2017, despite an increase of 0.6 points from higher catastrophe losses and loss expenses. For the first nine months of 2018, compared with the same period of 2017, our consolidated property casualty combined ratio decreased by 1.8 percentage points, including a decrease of 2.2 points from lower catastrophe losses and loss expenses. The nine-month 2018 decrease from catastrophe loss effects was partially offset by an increase of 0.9 points from higher noncatastrophe weather-related losses.

The combined ratio can be affected significantly by natural catastrophe losses and other large losses as discussed in detail below. The combined ratio can also be affected by updated estimates of loss and loss expense reserves established for claims that occurred in prior periods, referred to as prior accident years. Net favorable development on prior accident year reserves, including reserves for catastrophe losses, benefited the combined ratio by 3.3 percentage points in the first nine months of 2018, compared with 2.7 percentage points in the same period of 2017. Net favorable development is discussed in further detail in Financial Results by property casualty insurance segment.

The ratio for current accident year loss and loss expenses before catastrophe losses rose in the first nine months of 2018. That 62.0 percent ratio increased 1.2 percentage points compared with the 60.8 percent accident year 2017 ratio measured as of September 30, 2017, including a 2018 ratio for large losses of $1 million or more per claim that matched the 2017 ratio, discussed below. The effects of higher nine-month 2018 noncatastrophe weather-related losses contributed approximately three-fourths of the overall increase in the current accident year ratio.

The underwriting expense ratio for the third quarter and first nine months of 2018 increased slightly, compared with the same periods of 2017.

Consolidated Property Casualty Insurance Premiums

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2018	2017	% Change	2018	2017	% Change
Agency renewal written premiums	$1,088	$1,064	2	$3,321	$3,211	3
Agency new business written premiums	154	157	(2)	494	475	4
Cincinnati Re net written premiums	36	24	50	130	104	25
Other written premiums	(32)	(37)	14	(92)	(80)	(15)
Net written premiums	1,246	1,208	3	3,853	3,710	4
Unearned premium change	(9)	(17)	47	(186)	(187)	1
Earned premiums	$1,237	$1,191	4	$3,667	$3,523	4

The trends in net written premiums and earned premiums summarized in the table above include the effects of price increases. Price change trends that heavily influence renewal written premium increases or decreases, along with other premium growth drivers for 2018, are discussed in more detail by segment below in Financial Results.

Consolidated property casualty net written premiums for the three and nine months ended September 30, 2018, grew $38 million and $143 million compared with the same periods of 2017. Our premium growth initiatives from prior years have provided an ongoing favorable effect on growth during the current year, particularly as newer agency relationships mature over time.

Consolidated property casualty agency new business written premiums decreased by $3 million for the third quarter and increased $19 million for the first nine months of 2018, compared with the same periods of 2017. The change for both 2018 periods was primarily due to our commercial lines and personal lines insurance segments. New agency appointments during 2017 and 2018 produced a $33 million increase in standard lines new business for the first nine months of 2018 compared with the same period of 2017. As we appoint new agencies that choose to move accounts to us, we report these accounts as new business. While this business is new to us, in

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

many cases it is not new to the agent. We believe these seasoned accounts tend to be priced more accurately than business that may be less familiar to our agent upon obtaining it from a competing agent.

Net written premiums for Cincinnati Re increased $12 million and $26 million for the third quarter and first nine months of 2018, compared with the same periods of 2017. Cincinnati Re assumes risks through reinsurance treaties and in some cases cedes part of the risk and related premiums to one or more unaffiliated reinsurance companies through transactions known as retrocessions. For the first nine months of 2018, earned premiums for Cincinnati Re totaled $93 million, compared with $80 million earned in the same period a year ago.

Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. An increase in ceded premiums reduced net written premiums by $2 million and $6 million for the third quarter and first nine months of 2018, compared with the same periods of 2017.

Catastrophe losses and loss expenses typically have a material effect on property casualty results and can vary significantly from period to period. Losses from natural catastrophes contributed 9.7 and 7.1 percentage points to the combined ratio in the third quarter and first nine months of 2018, compared with 9.1 and 9.3 percentage points in the same periods of 2017. Some of those losses were applicable to annual loss deductible provisions of our collateralized reinsurance funded through catastrophe bonds. For our collateralized reinsurance arrangement that became effective in January 2017, we can recover catastrophe bond funds if aggregate losses, after the $8 million per occurrence deductible, exceed $190 million during an annual coverage period. Aggregate losses from eight events between January 1 and September 30, 2018, which occurred within the specific geographic locations included in the severe convective storm portion of our coverage, totaled $61 million, after our per occurrence deductible.

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

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

Consolidated Property Casualty Insurance Catastrophe Losses and Loss Expenses Incurred

(Dollars in millions, net of reinsurance)		Three months ended September 30,					Nine months ended September 30,
		Comm.	Pers.	E&S	Cin.		Comm.	Pers.	E&S	Cin.
Dates	Region	lines	lines	lines	Re	Total	lines	lines	lines	Re	Total
2018
Jan. 8-10	West	$—	$—	$—	$—	$—	$—	$10	$—	$—	$10
Mar. 1-3	Northeast, South	—	(1)	—	—	(1)	6	5	—	—	11
Mar. 18-21	South	(1)	—	—	—	(1)	20	7	1	—	28
Apr. 13-17	Midwest, Northeast, South	(2)	1	—	—	(1)	20	8	—	—	28
Jul. 19-22	Midwest, South	10	8	—	—	18	10	8	—	—	18
Sep. 13-19	South	68	16	—	7	91	68	16	—	7	91
All other 2018 catastrophes		8	9	1	1	19	44	40	1	1	86
Development on 2017 and prior catastrophes		(7)	2	—	—	(5)	(16)	4	—	—	(12)
Calendar year incurred total		$76	$35	$1	$8	$120	$152	$98	$2	$8	$260

2017
Feb. 28-Mar. 1	Midwest, South	$(2)	$1	$—	$—	$(1)	$19	$23	$1	$—	$43
Mar. 6-9	Midwest, Northeast, South	—	—	—	—	—	25	11	—	—	36
Mar. 21-22	South	(3)	1	—	—	(2)	19	10	—	—	29
Apr. 4-6	Midwest, South	1	2	—	—	3	8	14	—	—	22
Apr. 28-May 1	Midwest, Northeast, South	1	—	—	—	1	5	5	—	—	10
May 8-11	Midwest, South, West	—	—	—	—	—	14	—	—	—	14
May 15-18	Midwest, Northeast, South	—	2	—	—	2	3	9	—	—	12
Jun. 11	Midwest	—	2	—	—	2	4	14	—	—	18
Jun. 16-19	Midwest, Northeast, South	—	1	—	—	1	7	4	—	—	11
Jun. 27-29	Midwest	16	—	—	—	16	18	1	—	—	19
Aug. 25-Sep. 1	South	4	3	—	12	19	4	3	—	12	19
Sep. 6-12	International, South	14	21	1	25	61	14	21	1	25	61
All other 2017 catastrophes		2	4	—	6	12	31	18	—	6	55
Development on 2016 and prior catastrophes		(4)	(2)	—	—	(6)	(15)	(4)	—	(1)	(20)
Calendar year incurred total		$29	$35	$1	$43	$108	$156	$129	$2	$42	$329

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

The following table includes data for losses incurred of $1 million or more per claim, net of reinsurance.

Consolidated Property Casualty Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended September 30,			Nine months ended September 30,
	2018	2017	% Change	2018	2017	% Change
Current accident year losses greater than $5 million	$8	$6	33	$29	$34	(15)
Current accident year losses $1 million - $5 million	70	75	(7)	164	152	8
Large loss prior accident year reserve development	10	4	150	48	42	14
Total large losses incurred	88	85	4	241	228	6
Losses incurred but not reported	(10)	(9)	(11)	87	(6)	nm
Other losses excluding catastrophe losses	482	499	(3)	1,435	1,453	(1)
Catastrophe losses	117	104	13	251	319	(21)
Total losses incurred	$677	$679	0	$2,014	$1,994	1

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	0.7%	0.5%	0.2	0.8%	1.0%	(0.2)
Current accident year losses $1 million - $5 million	5.7	6.4	(0.7)	4.5	4.3	0.2
Large loss prior accident year reserve development	0.7	0.3	0.4	1.3	1.2	0.1
Total large loss ratio	7.1	7.2	(0.1)	6.6	6.5	0.1
Losses incurred but not reported	(0.8)	(0.7)	(0.1)	2.4	(0.2)	2.6
Other losses excluding catastrophe losses	39.0	41.7	(2.7)	39.0	41.2	(2.2)
Catastrophe losses	9.5	8.8	0.7	6.9	9.1	(2.2)
Total loss ratio	54.8%	57.0%	(2.2)	54.9%	56.6%	(1.7)

We believe the inherent variability of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the variability in addition to general inflationary trends in loss costs. Our analysis continues to indicate no unexpected concentration of large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The third-quarter 2018 property casualty total large losses incurred of $88 million, net of reinsurance, were higher than the $77 million quarterly average during full-year 2017 and higher than the $85 million experienced for the third quarter of 2017. The ratio for these large losses was 0.1 percentage points lower compared with last year’s third quarter. The third-quarter 2018 amount of total large losses incurred contributed to the increase of 0.1 points in the nine-month 2018 total large loss ratio, compared with 2017, reducing the effect of a first-half 2018 ratio that was 0.2 points higher than the first half of 2017. We believe results for the three- and nine-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million. Losses by size are discussed in further detail in results of operations by property casualty insurance segment.

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

FINANCIAL RESULTS
Consolidated results reflect the operating results of each of our five segments along with the parent company, Cincinnati Re and other activities reported as “Other.” The five segments are:

•	Commercial lines insurance

•	Personal lines insurance

•	Excess and surplus lines insurance

•	Life insurance

•	Investments

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

COMMERCIAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2018	2017	% Change	2018	2017	% Change
Earned premiums	$805	$792	2	$2,407	$2,369	2
Fee revenues	1	1	0	3	3	0
Total revenues	806	793	2	2,410	2,372	2
Loss and loss expenses from:
Current accident year before catastrophe losses	469	486	(3)	1,490	1,439	4
Current accident year catastrophe losses	83	33	152	168	171	(2)
Prior accident years before catastrophe losses	(30)	(14)	(114)	(98)	(40)	(145)
Prior accident years catastrophe losses	(7)	(4)	(75)	(16)	(15)	(7)
Loss and loss expenses	515	501	3	1,544	1,555	(1)
Underwriting expenses	257	253	2	770	756	2
Underwriting profit	$34	$39	(13)	$96	$61	57

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	58.2%	61.3%	(3.1)	61.9%	60.7%	1.2
Current accident year catastrophe losses	10.3	4.3	6.0	7.0	7.2	(0.2)
Prior accident years before catastrophe losses	(3.8)	(1.8)	(2.0)	(4.1)	(1.6)	(2.5)
Prior accident years catastrophe losses	(0.8)	(0.5)	(0.3)	(0.7)	(0.6)	(0.1)
Loss and loss expenses	63.9	63.3	0.6	64.1	65.7	(1.6)
Underwriting expenses	32.0	31.9	0.1	32.0	31.9	0.1
Combined ratio	95.9%	95.2%	0.7	96.1%	97.6%	(1.5)

Combined ratio	95.9%	95.2%	0.7	96.1%	97.6%	(1.5)
Contribution from catastrophe losses and prior years reserve development	5.7	2.0	3.7	2.2	5.0	(2.8)
Combined ratio before catastrophe losses and prior years reserve development	90.2%	93.2%	(3.0)	93.9%	92.6%	1.3

Overview
Performance highlights for the commercial lines segment include:

•
Premiums – Earned premiums and net written premiums for the commercial lines segment grew during the first nine months of 2018, in part due to renewal written premium growth that continued to include higher average pricing. Net written premiums decreased slightly during the third quarter of 2018, compared with the same period a year ago, reflecting targeted underwriting actions in selected states. The table below analyzes the primary components of premiums. We continue to use predictive analytics tools to improve pricing precision and segmentation while leveraging our local relationships with agents through the efforts of our teams that work closely with them. We seek to maintain appropriate pricing discipline for both new and renewal business as our agents and underwriters assess account quality to make careful decisions on a case-by-case basis whether to write or renew a policy.

Agency renewal written premiums decreased by 1 percent during the third quarter and increased 1 percent during the first nine months of 2018, compared with the same periods of 2017. During the third quarter of 2018, our overall standard commercial lines policies averaged estimated renewal price increases at percentages in the low-single-digit range, slightly higher than the first half of 2018. We continue to segment commercial lines policies, emphasizing identification and retention of policies we believe have relatively stronger pricing. Conversely, we have been seeking stricter renewal terms and conditions on policies we believe have relatively weaker pricing, thus retaining fewer of those policies. We measure average changes in commercial lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for the respective policies.

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

Our average overall commercial lines renewal pricing change includes the impact of flat pricing for certain coverages within package policies written for a three-year term that were in force but did not expire during the period being measured. Therefore, our reported change in average commercial lines renewal pricing reflects a blend of three-year policies that did not expire and other policies that did expire during the measurement period. For commercial lines policies that did expire and were then renewed during the third quarter of 2018, we estimate that our average percentage price increase for commercial auto continued in the high-single-digit range. The estimated average percentage price change for our commercial property line of business was an increase in the mid-single-digit range and for commercial casualty it was an increase near the middle of the low-single-digit range. The estimated average percentage price change for workers’ compensation was a decrease in the mid-single-digit range.
Renewal premiums for certain policies, primarily our commercial casualty and workers’ compensation lines of business, include the results of policy audits that adjust initial premium amounts based on differences between estimated and actual sales or payroll related to a specific policy. Audits completed during the first nine months of 2018 contributed $51 million to net written premiums.
New business written premiums for commercial lines decreased $5 million during the third quarter and increased $15 million for the first nine months of 2018, compared with the same periods of 2017. The third quarter decrease reflected targeted underwriting actions in selected states. Trend analysis for year-over-year comparisons of individual quarters is more difficult to assess for commercial lines new business written premiums, due to inherent variability. That variability is often driven by larger policies with annual premiums greater than $100,000.
Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. For our commercial lines insurance segment, an increase in ceded premiums reduced net written premiums by less than $1 million and $3 million for the third quarter and first nine months of 2018, compared with the same periods of 2017.

Commercial Lines Insurance Premiums

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2018	2017	% Change	2018	2017	% Change
Agency renewal written premiums	$702	$707	(1)	$2,231	$2,208	1
Agency new business written premiums	94	99	(5)	316	301	5
Other written premiums	(22)	(28)	21	(63)	(53)	(19)
Net written premiums	774	778	(1)	2,484	2,456	1
Unearned premium change	31	14	121	(77)	(87)	11
Earned premiums	$805	$792	2	$2,407	$2,369	2

•
Combined ratio – The commercial lines combined ratio increased 0.7 percentage points for the third quarter of 2018, compared with the same period a year ago, driven by a ratio increase of 5.7 points in losses from natural catastrophes. For the first nine months of 2018, the combined ratio improved by 1.5 percentage points, compared with the same period a year ago, in part due to a lower level of losses from natural catastrophes that was offset by higher noncatastrophe weather-related losses. A higher level of favorable reserve development on prior accident years also contributed to the improved nine-month combined ratio.

The commercial lines ratio for current accident year loss and loss expenses before catastrophe losses rose in the first nine months of 2018. That 61.9 percent ratio increased 1.2 percentage points compared with the 60.7 percent accident year 2017 ratio measured as of September 30, 2017, including an increase of 0.5 percentage points in the ratio for large losses of $1 million or more per claim, discussed below.
Catastrophe losses and loss expenses accounted for 9.5 and 6.3 percentage points of the combined ratio for the third quarter and first nine months of 2018, compared with 3.8 and 6.6 percentage points for the same periods a year ago. Through 2017, the 10-year annual average for that catastrophe measure for the commercial lines segment was 5.2 percentage points, and the five-year annual average was 4.7 percentage points. The nine-month 2018 ratio for noncatastrophe weather-related losses, at 4.0 percent, was 1.0 percentage point higher than the same period a year ago.
Commercial auto, which represented 20 percent of our 2017 commercial lines earned premiums, was the only major line of business in this segment with a nine-month 2018 total loss and loss expense ratio before

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

catastrophe losses significantly higher than we desired. During the first nine months of 2018, our commercial auto policies experienced average renewal price increases at percentages in the high-single-digit range. We believe pricing and risk selection actions we are taking will help improve future profitability. Further segmentation of policies as they renew should also help improve profitability, as we seek more adequate pricing on individual policies that need it based on analytics and underwriter judgment.
The net effect of reserve development on prior accident years during the third quarter and first nine months of 2018 was favorable for commercial lines overall by $37 million and $114 million compared with $18 million and $55 million for the same periods in 2017. For the first nine months of 2018, our workers' compensation line of business was the largest contributor to the total commercial lines net favorable reserve development on prior accident years, followed by commercial property and commercial casualty. The net favorable reserve development recognized during the first nine months of 2018 for our commercial lines insurance segment was largely for accident years 2015 through 2017 and was primarily due to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2017 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 49.
The commercial lines underwriting expense ratio for the third quarter and first nine months of 2018 rose slightly, compared with the first nine months a year ago.

Commercial Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended September 30,			Nine months ended September 30,
	2018	2017	% Change	2018	2017	% Change
Current accident year losses greater than $5 million	$8	$6	33	$29	$34	(15)
Current accident year losses $1 million - $5 million	62	56	11	135	115	17
Large loss prior accident year reserve development	11	1	nm	41	37	11
Total large losses incurred	81	63	29	205	186	10
Losses incurred but not reported	(23)	1	nm	46	17	171
Other losses excluding catastrophe losses	284	313	(9)	856	911	(6)
Catastrophe losses	75	27	178	148	149	(1)
Total losses incurred	$417	$404	3	$1,255	$1,263	(1)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	1.1%	0.8%	0.3	1.2%	1.5%	(0.3)
Current accident year losses $1 million - $5 million	7.7	7.2	0.5	5.6	4.8	0.8
Large loss prior accident year reserve development	1.3	0.1	1.2	1.7	1.6	0.1
Total large loss ratio	10.1	8.1	2.0	8.5	7.9	0.6
Losses incurred but not reported	(2.9)	—	(2.9)	1.9	0.7	1.2
Other losses excluding catastrophe losses	35.3	39.6	(4.3)	35.6	38.4	(2.8)
Catastrophe losses	9.3	3.4	5.9	6.2	6.3	(0.1)
Total loss ratio	51.8%	51.1%	0.7	52.2%	53.3%	(1.1)

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The third-quarter 2018 commercial lines total large losses incurred of $81 million, net of reinsurance, were higher than the quarterly average of $63 million during full-year 2017 and the $63 million total large losses incurred for the third quarter of 2017. The third-quarter 2018 ratio for commercial lines total large losses was 2.0 percentage points higher compared with last year’s third-quarter ratio. The third-quarter 2018 amount of total large losses incurred helped contribute to the increase in the nine-month 2018 total large loss ratio, compared with 2017, as it offset a first-half 2018 ratio that was 0.1 points lower than the first half of 2017. We believe results for the three- and nine-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

PERSONAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2018	2017	% Change	2018	2017	% Change
Earned premiums	$338	$314	8	$994	$921	8
Fee revenues	1	1	0	4	4	0
Total revenues	339	315	8	998	925	8
Loss and loss expenses from:
Current accident year before catastrophe losses	216	196	10	646	586	10
Current accident year catastrophe losses	33	37	(11)	94	133	(29)
Prior accident years before catastrophe losses	(2)	2	nm	12	(9)	nm
Prior accident years catastrophe losses	2	(2)	nm	4	(4)	nm
Loss and loss expenses	249	233	7	756	706	7
Underwriting expenses	99	91	9	292	267	9
Underwriting loss	$(9)	$(9)	0	$(50)	$(48)	(4)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	64.0%	62.2%	1.8	65.0%	63.6%	1.4
Current accident year catastrophe losses	9.7	11.7	(2.0)	9.5	14.5	(5.0)
Prior accident years before catastrophe losses	(0.5)	0.7	(1.2)	1.2	(1.0)	2.2
Prior accident years catastrophe losses	0.5	(0.6)	1.1	0.3	(0.5)	0.8
Loss and loss expenses	73.7	74.0	(0.3)	76.0	76.6	(0.6)
Underwriting expenses	29.3	29.1	0.2	29.4	29.0	0.4
Combined ratio	103.0%	103.1%	(0.1)	105.4%	105.6%	(0.2)

Combined ratio	103.0%	103.1%	(0.1)	105.4%	105.6%	(0.2)
Contribution from catastrophe losses and prior years reserve development	9.7	11.8	(2.1)	11.0	13.0	(2.0)
Combined ratio before catastrophe losses and prior years reserve development	93.3%	91.3%	2.0	94.4%	92.6%	1.8

Overview
Performance highlights for the personal lines segment include:

•
Premiums – Personal lines earned premiums and net written premiums for the third quarter and first nine months of 2018 continued to grow, primarily due to increases in renewal written premiums reflecting higher average pricing. The table below analyzes the primary components of premiums.

Agency renewal written premiums increased 8 percent for both the third quarter and first nine months of 2018, largely due to rate increases in selected states. We estimate that premium rates for our personal auto line of business increased at average percentages in the high-single-digit range during the first nine months of 2018. For our homeowner line of business, we estimate that premium rates for the first nine months of 2018 increased at average percentages in the mid-single-digit range. For both our personal auto and homeowner lines of business, some individual policies experienced lower or higher rate changes based on each risk's specific characteristics and enhanced pricing precision enabled by predictive models.
Personal lines new business written premiums for the third quarter decreased by less than $1 million, reflecting underwriting discipline, and increased $5 million, or 4 percent, during the first nine months of 2018, compared with the same periods of 2017. Included in those changes in amounts of our personal lines new business written premiums were increases of approximately $3 million and $11 million, respectively, from high net worth business written through our agencies. Personal lines new business written premiums from high net worth policies totaled approximately $53 million for the first nine months of 2018.
Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. For our personal lines insurance segment, an increase in ceded premiums reduced net written premiums by $1 million for both the third quarter and first nine months of 2018, compared with the same periods of 2017.

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

We continue to implement strategies discussed in our 2017 Annual Report on Form 10-K, Item 1, Strategic Initiatives, Page 14, to enhance our responsiveness to marketplace changes and to help achieve our long-term objectives for personal lines growth and profitability. These strategies include initiatives to more profitably underwrite personal auto policies.

Personal Lines Insurance Premiums

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2018	2017	% Change	2018	2017	% Change
Agency renewal written premiums	$342	$318	8	$948	$881	8
Agency new business written premiums	42	43	(2)	127	122	4
Other written premiums	(7)	(6)	(17)	(20)	(18)	(11)
Net written premiums	377	355	6	1,055	985	7
Unearned premium change	(39)	(41)	5	(61)	(64)	5
Earned premiums	$338	$314	8	$994	$921	8

•
Combined ratio – Our personal lines combined ratio improved slightly for the third quarter and first nine months of 2018, compared with the same period a year ago. The decreases for both periods were largely due to a decrease in the ratios for weather-related natural catastrophe losses and loss expenses. The lower ratio for catastrophe effects for the first nine months of 2018 was partially offset by higher noncatastrophe weather-related losses.

The personal lines ratio for current accident year loss and loss expenses before catastrophe losses rose in the first nine months of 2018. That 65.0 percent ratio increased 1.4 percentage points compared with the 63.6 percent accident year 2017 ratio measured as of September 30, 2017, despite a decrease of 1.2 percentage points in the ratio for large losses of $1 million or more per claim, discussed below.
Catastrophe losses and loss expenses accounted for 10.2 and 9.8 percentage points of the combined ratio for the third quarter and first nine months of 2018, compared with 11.1 and 14.0 percentage points for the same periods of last year. Through 2017, the 10-year annual average catastrophe loss ratio for the personal lines segment was 11.4 percentage points, and the five-year annual average was 8.6 percentage points. The ratio for noncatastrophe weather-related losses for the first nine months of 2018, at 7.5 percent, was 0.7 percentage points higher than the same period a year ago.
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
Personal auto, representing 47 percent of our 2017 personal lines earned premiums, was the only major line of business in this segment with recent year and nine-month 2018 total loss and loss expense ratios before catastrophe losses significantly higher than we desired. As discussed above, during the first nine months of 2018, our personal auto policies experienced average renewal price increases at percentages in the high-single-digit range. We believe rate increases and other actions to improve pricing precision and reduce loss costs will improve future profitability.
The net effect of reserve development on prior accident years during the first nine months of 2018 was unfavorable for personal lines overall by $16 million, compared with favorable net reserve development of $13 million for the same period of 2017. Our homeowner line of business was the largest contributor to the 2018 total personal lines net unfavorable reserve development on prior accident years, partially offset by net favorable reserve development for our personal auto line of business. The net unfavorable reserve development was due primarily to higher-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2017 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 49.
The underwriting expense ratio increased for the third quarter and first nine months of 2018, compared with the same periods a year ago, reflecting a lower amount of deferred acquisition costs that was partially offset by higher earned premiums and ongoing expense management efforts.

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

Personal Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended September 30,			Nine months ended September 30,
	2018	2017	% Change	2018	2017	% Change
Current accident year losses greater than $5 million	$—	$—	nm	$—	$—	nm
Current accident year losses $1 million - $5 million	7	19	(63)	28	37	(24)
Large loss prior accident year reserve development	(1)	3	nm	7	4	75
Total large losses incurred	6	22	(73)	35	41	(15)
Losses incurred but not reported	11	(17)	nm	41	(19)	nm
Other losses excluding catastrophe losses	172	164	5	496	472	5
Catastrophe losses	33	34	(3)	95	127	(25)
Total losses incurred	$222	$203	9	$667	$621	7

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	—%	—%	0.0	—%	—%	0.0
Current accident year losses $1 million - $5 million	2.0	6.0	(4.0)	2.8	4.0	(1.2)
Large loss prior accident year reserve development	(0.3)	1.0	(1.3)	0.7	0.4	0.3
Total large loss ratio	1.7	7.0	(5.3)	3.5	4.4	(0.9)
Losses incurred but not reported	3.4	(5.3)	8.7	4.2	(2.1)	6.3
Other losses excluding catastrophe losses	50.5	52.1	(1.6)	49.7	51.3	(1.6)
Catastrophe losses	10.0	10.8	(0.8)	9.6	13.8	(4.2)
Total loss ratio	65.6%	64.6%	1.0	67.0%	67.4%	(0.4)

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the third quarter of 2018, the personal lines total large loss ratio, net of reinsurance, was 5.3 percentage points lower than last year’s third quarter. The decrease in personal lines large losses for the first nine months of 2018 occurred for both our homeowner line of business and umbrella coverages in our other personal line of business. The third-quarter 2018 amount of total large losses incurred contributed to the decrease of 0.9 points in the nine-month 2018 total large loss ratio, compared with 2017, offsetting the effect of a first-half 2018 ratio that was 1.3 points higher than the first half of 2017. We believe results for the three- and nine-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

EXCESS AND SURPLUS LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2018	2017	% Change	2018	2017	% Change
Earned premiums	$60	$53	13	$173	$153	13
Fee revenues	—	—	0	1	1	0
Total revenues	60	53	13	174	154	13

Loss and loss expenses from:
Current accident year before catastrophe losses	32	26	23	95	81	17
Current accident year catastrophe losses	1	1	0	2	2	0
Prior accident years before catastrophe losses	(8)	(3)	(167)	(22)	(25)	12
Prior accident years catastrophe losses	—	—	0	—	—	0
Loss and loss expenses	25	24	4	75	58	29
Underwriting expenses	18	16	13	51	46	11
Underwriting profit	$17	$13	31	$48	$50	(4)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	53.3%	49.1%	4.2	54.9%	52.8%	2.1
Current accident year catastrophe losses	0.9	1.7	(0.8)	1.2	1.3	(0.1)
Prior accident years before catastrophe losses	(11.3)	(4.7)	(6.6)	(12.6)	(15.9)	3.3
Prior accident years catastrophe losses	(0.3)	(0.3)	0.0	0.0	(0.1)	0.1
Loss and loss expenses	42.6	45.8	(3.2)	43.5	38.1	5.4
Underwriting expenses	29.4	29.0	0.4	29.3	29.9	(0.6)
Combined ratio	72.0%	74.8%	(2.8)	72.8%	68.0%	4.8

Combined ratio	72.0%	74.8%	(2.8)	72.8%	68.0%	4.8
Contribution from catastrophe losses and prior years reserve development	(10.7)	(3.3)	(7.4)	(11.4)	(14.7)	3.3
Combined ratio before catastrophe losses and prior years reserve development	82.7%	78.1%	4.6	84.2%	82.7%	1.5

Overview
Performance highlights for the excess and surplus lines segment include:

•
Premiums – Excess and surplus lines net written premiums continued to grow during the third quarter and first nine months of 2018, driven by increases in renewal written premiums, which rose 13 percent and 16 percent compared with the same periods of 2017. Growth in renewal written premiums reflected the opportunity to renew many accounts for the first time, as well as higher renewal pricing. For the first nine months of 2018, excess and surplus lines policy renewals experienced estimated average price increases at percentages in the low-single-digit range. We measure average changes in excess and surplus lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies.

New business written premiums produced by agencies increased by $3 million for the third quarter of 2018 and decreased by $1 million for the first nine months of 2018, compared with the same periods of 2017. We believe the third-quarter 2018 increase is primarily a result of additional marketing efforts. The nine-month decrease reflects a highly competitive market, particularly for larger policies. Some of what we report as new business came from accounts that were not new to our agents. We believe our agents’ seasoned accounts tend to be priced more accurately than business that may be less familiar to them.

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

Excess and Surplus Lines Insurance Premiums

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2018	2017	% Change	2018	2017	% Change
Agency renewal written premiums	$44	$39	13	$142	$122	16
Agency new business written premiums	18	15	20	51	52	(2)
Other written premiums	(3)	(3)	0	(9)	(9)	0
Net written premiums	59	51	16	184	165	12
Unearned premium change	1	2	(50)	(11)	(12)	8
Earned premiums	$60	$53	13	$173	$153	13

•
Combined ratio – The excess and surplus lines combined ratio decreased by 2.8 percentage points for the third quarter and increased by 4.8 points for the first nine months of 2018, compared with the same periods of 2017. The third-quarter decrease was primarily due to more favorable reserve development on prior accident years while the nine-month increase was largely due to less favorable reserve development.

The excess and surplus lines ratio for current accident year loss and loss expenses before catastrophe losses rose in the first nine months of 2018. That 54.9 percent ratio increased 2.1 percentage points compared with the 52.8 percent accident year 2017 ratio measured as of September 30, 2017, including an increase of 0.7 percentage points in the ratio for large losses of $1 million or more per claim, discussed below.
Excess and surplus lines net favorable reserve development on prior accident years, as a ratio to earned premiums, was 11.6 percent and 12.6 percent for the third quarter and first nine months of 2018, compared with 5.0 percent and 16.0 percent for the same periods of 2017. Approximately half of the net favorable reserve development recognized during the first nine months of 2018 was attributable to accident years 2017 and 2016. The favorable reserve development was due primarily to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2017 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 49.
The excess and surplus lines underwriting expense ratio for the third quarter of 2018 increased, compared with the same period of 2017. The underwriting expense ratio for the first nine months of 2018 improved, compared with the same period of 2017, reflecting higher earned premiums and ongoing expense management efforts.

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

Excess and Surplus Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended September 30,			Nine months ended September 30,
	2018	2017	% Change	2018	2017	% Change
Current accident year losses greater than $5 million	$—	$—	nm	$—	$—	nm
Current accident year losses $1 million - $5 million	1	—	nm	1	—	nm
Large loss prior accident year reserve development	—	—	nm	—	1	(100)
Total large losses incurred	1	—	nm	1	1	—
Losses incurred but not reported	2	7	(71)	—	(4)	100
Other losses excluding catastrophe losses	11	8	38	42	35	20
Catastrophe losses	1	1	—	2	2	—
Total losses incurred	$15	$16	(6)	$45	$34	32

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	—%	—%	0.0	—%	—%	0.0
Current accident year losses $1 million - $5 million	1.9	—	1.9	0.7	—	0.7
Large loss prior accident year reserve development	0.4	(0.3)	0.7	(0.1)	0.6	(0.7)
Total large loss ratio	2.3	(0.3)	2.6	0.6	0.6	0.0
Losses incurred but not reported	4.3	13.8	(9.5)	0.1	(2.4)	2.5
Other losses excluding catastrophe losses	18.7	15.3	3.4	24.4	23.1	1.3
Catastrophe losses	0.5	1.3	(0.8)	1.1	1.1	0.0
Total loss ratio	25.8%	30.1%	(4.3)	26.2%	22.4%	3.8

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the third quarter of 2018, the excess and surplus lines total ratio for large losses, net of reinsurance, was 2.6 percentage points higher than last year’s third quarter. The third-quarter 2018 amount of total large losses incurred contributed to the flat nine-month 2018 total large loss ratio, compared with 2017, offsetting a first-half 2018 ratio that was 1.4 points lower than the first half of 2017. We believe results for the three-month period largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

LIFE INSURANCE RESULTS

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2018	2017	% Change	2018	2017	% Change
Earned premiums	$61	$56	9	$185	$173	7
Fee revenues	1	1	0	3	4	(25)
Total revenues	62	57	9	188	177	6
Contract holders' benefits incurred	66	59	12	191	184	4
Investment interest credited to contract holders'	(24)	(24)	0	(72)	(70)	(3)
Underwriting expenses incurred	17	26	(35)	56	63	(11)
Total benefits and expenses	59	61	(3)	175	177	(1)
Life insurance segment profit (loss)	$3	$(4)	nm	$13	$—	nm

Overview
Performance highlights for the life insurance segment include:

•	Revenues – Revenues increased for the nine months ended September 30, 2018, primarily due to higher earned premiums from term life insurance, our largest life insurance product line.
Net in-force life insurance policy face amounts increased to $64.958 billion at September 30, 2018, from $61.177 billion at year-end 2017.
Fixed annuity deposits received for the three and nine months ended September 30, 2018, were $6 million and $23 million, matching the same periods of 2017. Fixed annuity deposits have a minimal impact to earned premiums because deposits received are initially recorded as liabilities. Profit is earned over time by way of interest-rate spreads. We do not write variable or equity-indexed annuities.

Life Insurance Premiums

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2018	2017	% Change	2018	2017	% Change
Term life insurance	$42	$39	8	$127	$118	8
Universal life insurance	9	7	29	27	28	(4)
Other life insurance, annuity and disability income products	10	10	0	31	27	15
Net earned premiums	$61	$56	9	$185	$173	7

•
Profitability – Our life insurance segment typically reports a small profit or loss on a GAAP basis because profits from investment income spreads are included in our investment segment results. We include only investment income credited to contract holders (including interest assumed in life insurance policy reserve calculations) in our life insurance segment results. A gain of $13 million for our life insurance segment in the first nine months of 2018, compared with a loss of less than $1 million for the same period of 2017, was due to growth in earned premiums and more favorable effects from the unlocking of actuarial assumptions.

Life insurance segment benefits and expenses consist principally of contract holders’ (policyholders’) benefits incurred related to traditional life and interest-sensitive products and operating expenses incurred, net of deferred acquisition costs. Total benefits increased in the first nine months of 2018. Life policy and investment contract reserves increased with continued growth in net in-force life insurance policy face amounts. Mortality results increased slightly, compared with the same period of 2017, and were less than our 2018 projections.
Underwriting expenses for the first nine months of 2018 decreased compared with the same period a year ago. For the first nine months of 2018, unlocking of interest rate and other actuarial assumptions increased the amount of expenses deferred to future periods, decreasing underwriting expenses. For the first nine months of 2017, unlocking decreased the amount of expenses deferred to future periods, increasing underwriting expenses.

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

We recognize that assets under management, capital appreciation and investment income are integral to evaluating the success of the life insurance segment because of the long duration of life products. On a basis that includes investment income and investment gains or losses from life-insurance-related invested assets, the life insurance company reported net income of $15 million and $45 million for the three and nine months ended September 30, 2018, compared with net income of $8 million and $33 million for the same periods of 2017. The life insurance company portfolio had net after-tax investment losses of less than $1 million for the three and nine months ended September 30, 2018, compared with less than $1 million and $2 million of net after-tax investment gains for the three and nine months ended September 30, 2017.

INVESTMENTS RESULTS

Overview
The investments segment contributes investment income and investment gains and losses to results of operations. Investments traditionally are our primary source of pretax and after-tax profits.

Investment Income
Pretax investment income increased 1 percent for both the three and nine months ended September 30, 2018, compared with the same periods of 2017. Interest income decreased by $1 million for both 2018 periods due to the continuing effects of the low interest rate environment that offset net purchases of fixed-maturity securities. Higher dividend income reflected rising dividend rates and net purchases of equity securities.

Investments Results

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2018	2017	% Change	2018	2017	% Change
Total investment income, net of expenses	$154	$153	1	$458	$453	1
Investment interest credited to contract holders'	(24)	(24)	0	(72)	(70)	(3)
Investment gains and losses, net	458	7	nm	372	156	138
Investments profit, pretax	$588	$136	332	$758	$539	41

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

(Dollars in millions)	% Yield	Principal redemptions
At September 30, 2018
Fixed-maturity pretax yield profile:
Expected to mature during the remainder of 2018	5.34	$180
Expected to mature during 2019	6.01	614
Expected to mature during 2020	4.74	655
Average yield and total expected redemptions from the remainder of 2018 through 2020	5.35	$1,449

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

The table below shows the average pretax yield-to-amortized cost for fixed-maturity securities acquired during the periods indicated. The average yield for total fixed-maturity securities acquired during the first nine months of 2018 was lower than the 4.40 percent average yield-to-amortized cost of the fixed-maturity securities portfolio at the end of 2017. Our fixed-maturity portfolio's average yield of 4.24 percent for the first nine months of 2018, from the investment income table below, was also lower than that yield for the year-end 2017 fixed-maturities portfolio.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Average pretax yield-to-amortized cost on new fixed-maturities:
Acquired taxable fixed-maturities	4.53%	3.81%	4.43%	4.00%
Acquired tax-exempt fixed-maturities	3.87	3.15	3.63	3.34
Average total fixed-maturities acquired	4.43	3.55	4.34	3.68

While our bond portfolio more than covers our insurance reserve liabilities, we believe our diversified common stock portfolio of mainly blue chip, dividend-paying companies represents one of our best investment opportunities for the long term. We discussed our portfolio strategies in our 2017 Annual Report on Form 10-K, Item 1, Investments Segment, Page 24, and Item 7, Investments Outlook, Page 86. We discuss risks related to our investment income and our fixed-maturity and equity investment portfolios in this quarterly report Item 3, Quantitative and Qualitative Disclosures About Market Risk.

The table below provides details about investment income. Average yields in this table are based on the average invested asset and cash amounts indicated in the table, using fixed-maturity securities valued at amortized cost and all other securities at fair value.

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2018	2017	% Change	2018	2017	% Change
Investment income:
Interest	$111	$112	(1)	$333	$334	0
Dividends	45	43	5	131	124	6
Other	1	1	0	3	3	0
Less investment expenses	3	3	0	9	8	13
Investment income, pretax	154	153	1	458	453	1
Less income taxes	24	35	(31)	70	106	(34)
Total investment income, after-tax	$130	$118	10	$388	$347	12

Investment returns:
Average invested assets plus cash and cash equivalents	$17,712	$16,769		$17,683	$16,462
Average yield pretax	3.48%	3.65%		3.45%	3.67%
Average yield after-tax	2.94	2.81		2.93	2.81
Effective tax rate	15.4	23.4		15.3	23.5

Fixed-maturity returns:
Average amortized cost	$10,603	$10,121		$10,484	$9,967
Average yield pretax	4.19%	4.43%		4.24%	4.47%
Average yield after-tax	3.50	3.25		3.54	3.27
Effective tax rate	16.5	26.6		16.4	26.8

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

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

Investment gains and losses are recognized on the sales of investments, for certain changes in fair values of securities even though we continue to hold the securities or as otherwise required by GAAP. New accounting requirements adopted during first-quarter 2018 resulted in reporting, through net income, the change in fair value for equity securities still held, as disclosed in this quarterly report Item 1, Note 1, Accounting Policies, and Note 2, Investments. Net investment gains and losses included $450 million and $351 million of gains for the third quarter and first nine months of 2018, from the recognition of fair value changes of equity securities still held that prior to 2018 would have been reported in other comprehensive income instead of net income. Change in unrealized gain or losses for fixed-maturity securities are included as a component of other comprehensive income (OCI). Accounting requirements for other-than-temporary impairment (OTTI) charges for the fixed-maturity portfolio are disclosed in our 2017 Annual Report on Form 10-K, Item 8, Note 1, Summary of Significant Accounting Policies, Page 121.

The table below summarizes total investment gains and losses, before taxes.

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Investment gains and losses:
Equity securities:
Investment gains and losses on securities sold, net	$8	$—	$17	$—
Unrealized gains and losses on securities still held, net	450	—	351	—
Gross realized gains	—	1	—	160
Gross realized losses	—	—	—	(14)
Other-than-temporary impairments	—	—	—	(3)
Subtotal	458	1	368	143
Fixed maturities:
Gross realized gains	2	3	9	16
Gross realized losses	(1)	—	(2)	—
Other-than-temporary impairments	—	—	—	(6)
Subtotal	$1	3	$7	10
Other	(1)	3	(3)	3
Total investment gains and losses reported in net income	458	7	372	156
Change in unrealized investment gains and losses:
Equity Securities	—	9	—	119
Fixed Maturities	(77)	180	(378)	422
Total unrealized investment gains and losses reported in OCI	(77)	189	(378)	541
Total	$381	$196	$(6)	$697

Of the 3,593 fixed-maturity securities in the portfolio, no securities were trading below 70 percent of amortized cost at September 30, 2018. Our asset impairment committee regularly monitors the portfolio, including a quarterly review of the entire portfolio for potential OTTI charges. We believe that if liquidity in the markets were to significantly deteriorate or economic conditions were to significantly weaken, we could experience declines in portfolio values and possibly additional OTTI charges.

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

The table below provides additional detail for OTTI charges:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Fixed maturities:
Banking	$—	$—	$—	$6
Total fixed maturities	—	—	—	6
Common equities:
Energy	—	—	—	3
Total common equities	—	—	—	3
Total	$—	$—	$—	$9

OTHER
We report as Other the noninvestment operations of the parent company and a noninsurance subsidiary, CFC Investment Company. We also report as Other the underwriting results of Cincinnati Re, our reinsurance assumed operation, including earned premiums, loss and loss expenses and underwriting expenses.

Total revenues for the first nine months of 2018 for our Other operations increased, compared with the same period of 2017, primarily due to earned premiums from Cincinnati Re. Total expenses for Other decreased for the first nine months of 2018, primarily due to less losses and loss expenses from Cincinnati Re.

Other loss in the table below represents losses before income taxes. The net result of Cincinnati Re for the first nine months of 2018 was an underwriting profit of approximately $13 million, compared with an underwriting loss of $23 million for the same period a year ago. For both periods shown, Other loss resulted largely from interest expense from debt of the parent company.

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2018	2017	% Change	2018	2017	% Change
Interest and fees on loans and leases	$2	$1	100	$4	$3	33
Earned premiums	34	32	6	93	80	16
Other revenues	—	1	nm	—	1	nm
Total revenues	36	34	6	97	84	15
Interest expense	14	13	8	40	39	3
Loss and loss expenses	24	57	(58)	50	78	(36)
Underwriting expenses	10	7	43	30	25	20
Operating expenses	3	3	0	10	11	(9)
Total expenses	51	80	(36)	130	153	(15)
Other loss	$(15)	$(46)	67	$(33)	$(69)	52

TAXES
We had $65 million and $93 million of income tax expense for the three and nine months ended September 30, 2018, compared with $27 million and $130 million for the same periods of 2017. The effective tax rates for the three and nine months ended September 30, 2018, were 10.5 percent and 11.2 percent compared with 20.9 percent and 24.4 percent for the same periods last year. The change in our effective tax rate between years is largely driven by the change in the federal tax rate from 35 percent to 21 percent. In addition, the change in the effective tax rate was impacted due to large net unrealized gains included in income for the current-year periods versus only net realized gains included in income for the prior-year periods which diluted the effective tax rate impacts of adjusting items when compared to the prior year. During the third quarter, our change in the effective tax rate included a reduction by 8.1 percent and 6.0 percent for the three months and nine months ended September 30, 2018, respectively, as a result of approved changes to our tax accounting methods, primarily related to the valuation of our tax base unpaid losses.

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

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

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2018, shareholders’ equity was $8.334 billion, compared with $8.243 billion at December 31, 2017. Total debt was $817 million at September 30, 2018, up $6 million from December 31, 2017. At September 30, 2018, cash and cash equivalents totaled $616 million, compared with $657 million at December 31, 2017.

As disclosed in Item 1, Note 14 of this report, we announced the terms of an agreement to acquire all of MSP and entered into a foreign exchange forward contract which provides for an economic hedge for the agreed upon purchase price.

SOURCES OF LIQUIDITY

Subsidiary Dividends
Our lead insurance subsidiary declared dividends of $300 million to the parent company in the first nine months of 2018, compared with $290 million for the same period of 2017. For full-year 2017, subsidiary dividends declared totaled $465 million. State of Ohio regulatory requirements restrict the dividends our insurance subsidiary can pay. For full-year 2018, total dividends that our insurance subsidiary could pay to our parent company without regulatory approval are approximately $509 million.

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

For a discussion of our historic investment strategy, portfolio allocation and quality, see our 2017 Annual Report on Form 10-K, Item 1, Investments Segment, Page 24.

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

The table below shows a summary of operating cash flow for property casualty insurance (direct method):

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2018	2017	% Change	2018	2017	% Change
Premiums collected	$1,263	$1,217	4	$3,842	$3,723	3
Loss and loss expenses paid	(705)	(725)	3	(2,114)	(2,114)	0
Commissions and other underwriting expenses paid	(356)	(333)	(7)	(1,227)	(1,163)	(6)
Cash flow from underwriting	202	159	27	501	446	12
Investment income received	110	108	2	321	310	4
Cash flow from operations	$312	$267	17	$822	$756	9

Collected premiums for property casualty insurance rose $119 million during the first nine months of 2018, compared with the same period in 2017, while loss and loss expenses paid for the 2018 period matched 2017. Commissions and other underwriting expenses paid rose $64 million, primarily due to higher commissions paid to agencies, reflecting the increase in collected premiums.

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

We discuss our future obligations for claims payments and for underwriting expenses in our 2017 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 92, and Other Commitments also on Page 92.

Capital Resources
At September 30, 2018, our debt-to-total-capital ratio was 8.9 percent, with $787 million in long-term debt and $30 million in borrowing on our revolving short-term line of credit. That line of credit had a $24 million balance at December 31, 2017. At September 30, 2018, $195 million was available for future cash management needs. Based on our capital requirements at September 30, 2018, during the remainder of the year we do not anticipate a material increase in debt levels exceeding the available line of credit amount. As a result, we expect changes in our debt-to-total-capital ratio to continue to be largely a function of the contribution of unrealized investment gains or losses to shareholders’ equity.

We provide details of our three, long-term notes in this quarterly report Item 1, Note 3 – Fair Value Measurements. None of the notes are encumbered by rating triggers.

Four independent ratings firms award insurer financial strength ratings to our property casualty insurance companies and three firms rate our life insurance company. Those firms made no changes to our parent company debt ratings during the first nine months of 2018. Our debt ratings are discussed in our 2017 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, Other Sources of Liquidity, Page 90.

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

Contractual Obligations
We estimated our future contractual obligations as of December 31, 2017, in our 2017 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 92. There have been no material changes to our estimates of future contractual obligations since our 2017 Annual Report on Form 10-K.

Other Commitments
In addition to our contractual obligations, we have other property casualty operational commitments.

•
Commissions – Commissions paid were $744 million in the first nine months of 2018. Commission payments generally track with written premiums, except for annual profit-sharing commissions typically paid during the first quarter of the year.

•
Other underwriting expenses – Many of our underwriting expenses are not contractual obligations, but reflect the ongoing expenses of our business. Noncommission underwriting expenses paid were $483 million in the first nine months of 2018.

•
Technology costs – In addition to contractual obligations for hardware and software, we anticipate capitalizing up to $6 million in spending for key technology initiatives in 2018. Capitalized development costs related to key technology initiatives were $5 million in the first nine months of 2018. These activities are conducted at our discretion, and we have no material contractual obligations for activities planned as part of these projects.

We contributed $15 million to our qualified pension plan during the first nine months of 2018. We do not anticipate further contributions during the remainder of 2018.

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

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

Uses of Capital
Uses of cash to enhance shareholder return include dividends to shareholders. In January 2018, the board of directors declared regular quarterly cash dividends of 53 cents per share for an indicated annual rate of $2.12 per share. During the first nine months of 2018, we used $251 million to pay cash dividends to shareholders.

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

Total gross reserves at September 30, 2018, increased $310 million compared with December 31, 2017. Case loss reserves for losses increased $134 million, IBNR loss reserves increased by $129 million and loss expense reserves increased by $47 million. Accounting for most of the total gross increase was the aggregate of our commercial casualty, homeowner and commercial auto lines of business.

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

Property Casualty Gross Reserves

(Dollars in millions)	Loss reserves		Loss expense reserves	Total gross reserves
	Case reserves	IBNR reserves			Percent of total
At September 30, 2018
Commercial lines insurance:
Commercial casualty	$943	$647	$594	$2,184	39.5%
Commercial property	263	22	59	344	6.2
Commercial auto	412	147	136	695	12.6
Workers' compensation	388	544	91	1,023	18.5
Other commercial	101	10	68	179	3.2
Subtotal	2,107	1,370	948	4,425	80.0
Personal lines insurance:
Personal auto	240	53	70	363	6.6
Homeowner	130	20	39	189	3.4
Other personal	55	60	5	120	2.2
Subtotal	425	133	114	672	12.2
Excess and surplus lines	116	87	83	286	5.2
Cincinnati Re	30	114	2	146	2.6
Total	$2,678	$1,704	$1,147	$5,529	100.0%
At December 31, 2017
Commercial lines insurance:
Commercial casualty	$890	$611	$570	$2,071	39.7%
Commercial property	232	18	65	315	6.0
Commercial auto	401	119	125	645	12.4
Workers' compensation	393	533	96	1,022	19.6
Other commercial	108	14	61	183	3.5
Subtotal	2,024	1,295	917	4,236	81.2
Personal lines insurance:
Personal auto	240	35	70	345	6.6
Homeowner	101	2	33	136	2.6
Other personal	55	46	5	106	2.0
Subtotal	396	83	108	587	11.2
Excess and surplus lines	104	87	73	264	5.1
Cincinnati Re	20	110	2	132	2.5
Total	$2,544	$1,575	$1,100	$5,219	100.0%

LIFE POLICY AND INVESTMENT CONTRACT RESERVES
Gross life policy and investment contract reserves were $2.770 billion at September 30, 2018, compared with $2.729 billion at year-end 2017, reflecting continued growth in life insurance policies in force. We discuss our life insurance reserving practices in our 2017 Annual Report on Form 10-K, Item 7, Life Insurance Policyholder Obligations and Reserves, Page 99.

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

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

The fair value of our investment portfolio was $17.323 billion at September 30, 2018, up $375 million from year-end 2017, including a $39 million decrease in the fixed-maturity portfolio and a $414 million increase in the equity portfolio.

(Dollars in millions)	At September 30, 2018				At December 31, 2017
	Cost or adjusted cost	Percent of total	Fair value	Percent of total	Cost or adjusted cost	Percent of total	Fair value	Percent of total
Taxable fixed maturities	$6,840	49.1%	$6,864	39.6%	$6,383	47.6%	$6,637	39.2%
Tax-exempt fixed maturities	3,813	27.3	3,796	21.9	3,931	29.3	4,062	24.0
Common equity securities	3,121	22.4	6,472	37.4	2,918	21.8	6,039	35.6
Nonredeemable preferred equity securities	173	1.2	191	1.1	176	1.3	210	1.2
Total	$13,947	100.0%	$17,323	100.0%	$13,408	100.0%	$16,948	100.0%

At September 30, 2018, our consolidated investment portfolio included $5 million of assets for which values are based on prices or valuation techniques that require significant management judgment (Level 3 assets). This represented less than 1 percent of investment portfolio assets measured at fair value. See Item 1, Note 3, Fair Value Measurements, for additional discussion of our valuation techniques. We have generally obtained and evaluated two nonbinding quotes from brokers; then, our investment professionals determined our best estimate of fair value. These investments include private placements, small issues and various thinly traded securities.

In addition to our investment portfolio, the total investments amount reported in our condensed consolidated balance sheets includes Other invested assets. Other invested assets included $32 million of life policy loans, $42 million of private equity investments and $36 million of real estate through direct property ownership and development projects in the United States at September 30, 2018.

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

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

In the first nine months of 2018, the decrease in fair value of our fixed-maturity portfolio reflected net purchases of securities that were more than offset by a decrease in net unrealized gains, primarily due to an increase in interest rates and a widening of corporate credit spreads. At September 30, 2018, our fixed-maturity portfolio with an average rating of A2/A was valued at 100.1 percent of its amortized cost, compared with 103.7 percent at December 31, 2017.

At September 30, 2018, our investment-grade and noninvestment-grade fixed-maturity securities represented 87.4 percent and 2.6 percent of the portfolio, respectively. The remaining 10.0 percent represented fixed-maturity securities that were not rated by Moody's or S&P Global Ratings.

Attributes of the fixed-maturity portfolio include:

	At September 30, 2018		At December 31, 2017
Weighted average yield-to-amortized cost	4.19%		4.40%
Weighted average maturity	7.7	yrs	7.7	yrs
Effective duration	5.4	yrs	5.2	yrs

We discuss maturities of our fixed-maturity portfolio in our 2017 Annual Report on Form 10-K, Item 8, Note 2, Investments, Page 129, and in this quarterly report Item 2, Investments Results.

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

TAXABLE FIXED MATURITIES
Our taxable fixed-maturity portfolio, with a fair value of $6.864 billion at September 30, 2018, included:

(Dollars in millions)	At September 30, 2018	At December 31, 2017
Investment-grade corporate	$5,476	$5,252
States, municipalities and political subdivisions	499	403
Commercial mortgage-backed	285	286
Government sponsored enterprises	280	254
Noninvestment-grade corporate	267	401
United States government	47	31
Foreign government	10	10
Total	$6,864	$6,637

Our strategy is to buy, and typically hold, fixed-maturity investments to maturity, but we monitor credit profiles and fair value movements when determining holding periods for individual securities. With the exception of United States agency issues that include government-sponsored enterprises, no individual issuer’s securities accounted for more than 1.3 percent of the taxable fixed-maturity portfolio at September 30, 2018. Our investment-grade corporate bonds had an average rating of Baa2 by Moody’s or BBB by S&P Global Ratings and represented 79.8 percent of the taxable fixed-maturity portfolio’s fair value at September 30, 2018, compared with 79.1 percent at year-end 2017.

The heaviest concentration in our investment-grade corporate bond portfolio, based on fair value at
September 30, 2018, was the financial sector. It represented 46.0 percent of our investment-grade corporate bond portfolio, compared with 46.6 percent at year-end 2017. No other sector exceeded 10 percent of our investment-grade corporate bond portfolio.

Our taxable fixed-maturity portfolio at September 30, 2018, included $285 million of commercial mortgage-backed securities with an average rating of Aa1/AA.

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

TAX-EXEMPT FIXED MATURITIES
At September 30, 2018, we had $3.796 billion of tax-exempt fixed-maturity securities with an average rating of Aa2/AA by Moody’s and S&P Global Ratings. We traditionally have purchased municipal bonds focusing on general obligation and essential services issues, such as water, waste disposal or others. The portfolio is well diversified among approximately 1,450 municipal bond issuers. No single municipal issuer accounted for more than 0.6 percent of the tax-exempt fixed-maturity portfolio at September 30, 2018.

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

The table below summarizes the effect of hypothetical changes in interest rates on the fair value of the fixed-maturity portfolio:

(Dollars in millions)	Effect from interest rate change in basis points
	-200	-100	-	100	200
At September 30, 2018	$11,800	$11,237	$10,660	$10,081	$9,534
At December 31, 2017	$11,803	$11,249	$10,699	$10,133	$9,589

The effective duration of the fixed-maturity portfolio as of September 30, 2018, was 5.4 years, up from 5.2 years at year-end 2017. The above table is a theoretical presentation showing that an instantaneous, parallel shift in the yield curve of 100 basis points could produce an approximately 5.4 percent change in the fair value of the fixed-maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value are to changes in the general level of interest rates, exclusive of call features. The fair values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.

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

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

EQUITY INVESTMENTS
Our equity investments, with a fair value totaling $6.663 billion at September 30, 2018, included $6.472 billion of common stock securities of companies generally with strong indications of paying and growing their dividends. Other criteria we evaluate include increasing sales and earnings, proven management and a favorable outlook. We believe our equity investment style is an appropriate long-term strategy. While our long-term financial position would be affected by prolonged changes in the market valuation of our investments, we believe our strong surplus position and cash flow provide a cushion against short-term fluctuations in valuation. Continued payment of cash dividends by the issuers of our common equity holdings can provide a floor to their valuation.

The table below summarizes the effect of hypothetical changes in market prices on fair value of our equity portfolio.

(Dollars in millions)	Effect from market price change in percent
	-30%	-20%	-10%	—	10%	20%	30%
At September 30, 2018	$4,664	$5,330	$5,997	$6,663	$7,329	$7,996	$8,662
At December 31, 2017	$4,374	$4,999	$5,624	$6,249	$6,874	$7,499	$8,124

At September 30, 2018, Apple Inc. (Nasdaq:AAPL) was our largest single common stock holding with a fair value of $316 million, or 4.9 percent of our publicly traded common stock portfolio and 1.8 percent of the total investment portfolio. Thirty-three holdings among nine different sectors each had a fair value greater than $100 million.

Common Stock Portfolio Industry Sector Distribution

	Percent of common stock portfolio
	At September 30, 2018		At December 31, 2017
	Cincinnati Financial	S&P 500 Industry Weightings	Cincinnati Financial	S&P 500 Industry Weightings
Sector:
Information technology	22.2%	21.0%	19.5%	23.7%
Financial	15.1	13.3	16.2	14.8
Healthcare	13.9	15.1	13.2	13.8
Industrials	13.4	9.7	14.3	10.3
Consumer discretionary	10.9	10.3	13.6	12.2
Energy	7.2	6.0	7.3	6.1
Consumer staples	5.1	6.7	6.2	8.2
Materials	4.7	2.4	5.6	3.0
Telecomm services	3.2	10.0	1.7	2.1
Utilities	2.3	2.8	2.1	2.9
Real Estate	2.0	2.7	0.3	2.9
Total	100.0%	100.0%	100.0%	100.0%

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

UNREALIZED INVESTMENT GAINS AND LOSSES
With the adoption of ASU 2016-01 on January 1, 2018, we recognized the cumulative unrealized gains on equity securities and will recognize future changes in fair value through net income. For GAAP purposes this eliminated unrealized gains on equity securities. The remaining unrealized gains and losses are related to fixed-maturity securities. At September 30, 2018, unrealized investment gains before taxes for the fixed-maturity portfolio totaled
$150 million and unrealized investment losses amounted to $143 million before taxes.

The $7 million net unrealized gain position in our fixed-maturity portfolio at September 30, 2018, decreased in the first nine months of 2018, primarily due to an increase in interest rates and a widening of corporate credit spreads. The net gain position for our current fixed-maturity holdings will naturally decline over time as individual securities mature. In addition, changes in interest rates can cause rapid, significant changes in fair values of fixed-maturity securities and the net gain position, as discussed in Quantitative and Qualitative Disclosures About Market Risk.

For federal income tax purposes, taxes on gains from appreciated investments generally are not due until securities are sold. We believe that the appreciated value of equity securities, compared with the cost of securities that is generally used as a tax basis, is a useful measure to help evaluate how fair value can change over time. On this basis, the net unrealized investment gains at September 30, 2018, consisted of a net gain position in our equity portfolio of $3.369 billion. Events or factors such as economic growth or recession can affect the fair value of our equity securities. The seven largest contributors to our common stock portfolio net gain position were Apple, Microsoft Corporation (Nasdaq:MSFT), JP Morgan Chase & Co (NYSE:JPM), Honeywell International Inc. (NYSE:HON), Blackrock Inc. (NYSE:BLK), UnitedHealth Group Incorporated (NYSE:UNH), and Cisco Systems Inc. (Nasdaq:CSCO), which had a combined gross unrealized gain position of $1.177 billion.

Unrealized Investment Losses
We expect the number of fixed-maturity securities trading below amortized cost to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, amortized costs for some securities are revised through OTTI recognized in prior periods. At September 30, 2018, 1,658 of the 3,593 fixed-maturity securities we owned had fair values below amortized cost, compared with 440 of the 3,598 securities we owned at year-end 2017. The 1,658 holdings with fair values below cost or amortized cost at September 30, 2018, represented 44.8 percent of the fair value of our fixed-maturity investment portfolio and $143 million in unrealized losses.

•	1,632 of the 1,658 holdings had fair value between 90 percent and 100 percent of amortized cost at
September 30, 2018. These primarily consist of securities whose current valuation is largely the result of interest rate factors. The fair value of these 1,632 securities was $4.691 billion, and they accounted for $132 million in unrealized losses.

•
26 of the 1,658 fixed-maturity holdings had fair value between 70 percent and 90 percent of amortized cost at September 30, 2018. We believe the 26 fixed-maturity securities will continue to pay interest and ultimately pay principal upon maturity. The issuers of these 26 securities have strong cash flow to service their debt and meet their contractual obligation to make principal payments. The fair value of these securities was $83 million, and they accounted for $11 million in unrealized losses.

•	There were no fixed-maturity securities with a fair value below 70 percent of amortized cost at September 30, 2018.

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

The table below reviews fair values and unrealized losses by investment category and by the overall duration of the securities’ continuous unrealized loss position.

(Dollars in millions)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At September 30, 2018	value	losses	value	losses	value	losses
Fixed maturity securities:
Corporate	$2,111	$39	$336	$21	$2,447	$60
States, municipalities and political subdivisions	1,545	47	264	18	1,809	65
Commercial mortgage-backed securities	138	2	43	2	181	4
Government-sponsored enterprises	115	5	165	8	280	13
Foreign government	10	—	—	—	10	—
United States government	35	1	12	—	47	1
Total	$3,954	$94	$820	$49	$4,774	$143
At December 31, 2017
Fixed maturity securities:
Corporate	$330	$4	$252	$9	$582	$13
States, municipalities and political subdivisions	88	1	264	5	352	6
Commercial mortgage-backed	33	—	36	1	69	1
Government-sponsored enterprises	96	1	124	3	220	4
Foreign government	10	—	—	—	10	—
United States government	23	—	6	—	29	—
Subtotal	580	6	682	18	1,262	24
Equity securities:
Common equities	229	14	—	—	229	14
Subtotal	229	14	—	—	229	14
Total	$809	$20	$682	$18	$1,491	$38

At September 30, 2018, 288 fixed-maturity securities with a total unrealized loss of $49 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity securities had a fair value below 70 percent of amortized cost; 18 fixed-maturity securities with a fair value of $63 million had a fair value from 70 percent to less than 90 percent of amortized cost and accounted for $9 million in unrealized losses; and 270 fixed-maturity securities with a fair value of $757 million had fair values from 90 percent to less than 100 percent of amortized cost and accounted for $40 million in unrealized losses.

At September 30, 2018, applying our invested asset impairment policy, we determined that the total of $49 million, for securities in an unrealized loss position for 12 months or more in the table above, was not other-than-temporarily impaired.

During the third quarter of 2018, no securities were written down through an impairment charge and none were written down during the first nine months of 2018. OTTI resulted in no noncash charges for the three months and $9 million pretax for the nine months ended September 30, 2017. During the first nine months of 2017, six securities were written down resulting in $9 million in OTTI charges.

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

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

The following table summarizes the investment portfolio by severity of decline:

(Dollars in millions)	Number of issues	Cost or amortized cost	Fair value	Gross unrealized gain (loss)	Gross investment income
At September 30, 2018
Taxable fixed maturities:
Fair valued below 70% of amortized cost	—	$—	$—	$—	$—
Fair valued at 70% to less than 100% of amortized cost	773	3,240	3,155	(85)	82
Fair valued at 100% and above of amortized cost	816	3,600	3,709	109	141
Investment income on securities sold in current year	—	—	—	—	12
Total	1,589	6,840	6,864	24	235
Tax-exempt fixed maturities:
Fair valued below 70% of amortized cost	—	—	—	—	—
Fair valued at 70% to less than 100% of amortized cost	885	1,677	1,619	(58)	37
Fair valued at 100% and above of amortized cost	1,119	2,136	2,177	41	55
Investment income on securities sold in current year	—	—	—	—	5
Total	2,004	3,813	3,796	(17)	97
Fixed-maturities summary:
Fair valued below 70% of cost or amortized cost	—	—	—	—	—
Fair valued at 70% to less than 100% of cost or amortized cost	1,658	4,917	4,774	(143)	119
Fair valued at 100% and above of cost or amortized cost	1,935	5,736	5,886	150	196
Investment income on securities sold in current year	—	—	—	—	17
Total	3,593	$10,653	$10,660	$7	$332

At December 31, 2017
Portfolio summary:
Fair valued below 70% of cost or amortized cost	—	$—	$—	$—	$—
Fair valued at 70% to less than 100% of cost or amortized cost	440	1,529	1,491	(38)	37
Fair valued at 100% and above of cost or amortized cost	3,158	11,879	15,457	3,578	533
Investment income on securities sold in current year	—	—	—	—	45
Total	3,598	$13,408	$16,948	$3,540	$615

See our 2017 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Asset Impairment, Page 53.

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures – The company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)).

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company’s management, with the participation of the company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of September 30, 2018. Based upon that evaluation, the company’s chief executive officer and chief financial officer concluded that the design and operation of the company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure:

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

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

Changes in Internal Control over Financial Reporting – During the three months ended September 30, 2018, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information
Item 1.    Legal Proceedings
Neither the company nor any of our subsidiaries are involved in any litigation believed to be material other than ordinary, routine litigation incidental to the nature of our business.

Item 1A.    Risk Factors
Our risk factors have not changed materially since they were described in our 2017 Annual Report on Form 10-K filed February 23, 2018, other than as discussed below.

We may not be able to successfully or timely complete the Transaction.
On October 11, 2018, we entered into an agreement (the “SPA”) with Münchener Rückversicherungs Gesellschaft AG (“Munich Re”) for the sale and purchase of the entire issued share capital of MSP Underwriting Limited (“MSP”), pursuant to which we agreed to purchase, and Munich Re agreed to sell, all of the issued and outstanding share capital of MSP and its subsidiaries, which includes the Lloyds' managing agent, Beaufort Underwriting Agency Limited for Lloyd's syndicate 318 (the “Transaction”).

The Transaction may not be completed, or may not be completed in the time frame, on the terms or in the manner currently anticipated. The completion of the Transaction is subject to the satisfaction or waiver of customary closing conditions, such as receipt of certain regulatory approvals. There can be no assurance that the conditions to closing of the Transaction will be satisfied or waived or that other events will not intervene to delay or result in the failure to close the Transaction. In addition, the SPA may be terminated prior to closing if certain closing conditions are not satisfied, including receipt of the previously referenced regulatory approvals, on or prior to April 11, 2019.

While we believe that we will receive all required approvals for the Transaction, there can be no assurance as to the receipt or timing of receipt of these approvals. A substantial delay in obtaining any required authorizations, approvals or consents, or the imposition of unfavorable terms, conditions or restrictions contained in such authorizations, approvals or consents, could prevent the completion of the Transaction or have an adverse effect on the anticipated benefits of the Transaction.

The anticipated benefits of the Transaction may not be realized.
If the Transaction is completed, the Company can provide no assurance that the anticipated benefits of the Transaction will be fully realized in the time frame anticipated or at all, or that the costs or difficulties related to the integration of MSP’s operations into the Company’s will not be greater than expected. The success of the Transaction will depend, in part, on our ability to realize the anticipated business opportunities and growth prospects from acquiring MSP. We may never realize these business opportunities and growth prospects. Integrating MSP will require significant efforts and expenditures. Our management might have its attention diverted while trying to integrate operations and corporate and administrative infrastructures and the cost of integration may exceed our expectations.

MSP’s international operations will subject the Company to additional regulation and could expose the Company to additional investment, political and economic risks.
Following the completion of the Transaction, the Company will have international operations that could expose the Company to a number of additional risks. These risks include restrictions such as price controls, capital controls, currency exchange limits, ownership limits and other restrictive or anti-competitive governmental actions or requirements, which could have an adverse effect on the Company’s business and reputation. The Company’s business activities outside the United States could also be subject to political and economic risks, including foreign currency and credit risk.

Additionally, following the closing of the Transaction, the Company’s business activities outside the United States will subject the Company to additional domestic and foreign laws and regulations, including the Foreign Corrupt Practices Act, the UK Bribery Act and similar laws in other countries that prohibit the making of improper payments

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

to foreign officials. In addition, insurers in the United Kingdom (“UK”) (including managing agents and members of Lloyd’s of London) are subject to Solvency II and the UK regulatory regime, which itself includes rules promulgated by Lloyd's of London. Although the Company has policies and controls in place that are designed to ensure compliance with these laws and regulatory requirements, if those controls are ineffective and an employee or intermediary fails to comply with applicable laws and regulations, the Company could suffer civil and criminal penalties and the Company’s business and reputation could be adversely affected. Some countries have laws and regulations that lack clarity and, even with local expertise and effective controls, it can be difficult to determine the exact requirements of, and potential liability under, the local laws. Failure to comply with local laws in a particular market may result in substantial liability and could have a significant and negative effect not only on the Company’s business in that market but also on the Company’s reputation generally.

Recent developments relating to the United Kingdom’s referendum vote in favor of leaving the European Union could adversely affect MSP’s operations following the closing of the Transaction.
The UK held a referendum on June 23, 2016 in which a majority of voters voted for the UK’s withdrawal from the European Union (“Brexit”). Because of this vote, the terms of the UK’s withdrawal from the European Union and the relationship between the UK and European Union going forward is currently being negotiated, including the terms of trade between the UK and the European Union. The ultimate impact of Brexit is uncertain and will depend on any agreements that the UK makes to retain access to European Union markets. Brexit could also lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which European Union laws to replace or replicate. These or other adverse consequences from Brexit could adversely affect the operations and business opportunities of MSP, following the closing of the Transaction.

With a view to mitigating the potential effects of Brexit on business underwritten through Lloyd’s, as has been publicly announced, Lloyd’s has set up an insurance company subsidiary in Belgium, with the intention of underwriting European Economic Area insurance business via that subsidiary (where required) from January 1, 2019. It is not possible at this stage to determine how effective such proposed Brexit contingency plan will be.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any of our shares that were not registered under the Securities Act during the first nine months of 2018. Our repurchase program was expanded on October 22, 2007, to increase our repurchase authorization to approximately 13 million shares. Our repurchase program does not have an expiration date. On January 26, 2018, an additional 15 million shares were authorized, which expanded our current repurchase program. We have 15,476,785 shares available for purchase under our programs at September 30, 2018.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1-31, 2018	—	$—	—	15,476,785
August 1-31, 2018	—	—	—	15,476,785
September 1-30, 2018	—	—	—	15,476,785
Totals	—	—	—

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

Item 6.    Exhibits

Exhibit No.	Exhibit Description
3.1
Amended and Restated Articles of Incorporation of Cincinnati Financial Corporation (incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, Exhibit 3.1)

3.2
Amended and Restated Code of Regulations of Cincinnati Financial Corporation, as of May 5, 2018 (incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, Exhibit 3.2)

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

Cincinnati Financial Corporation Third-Quarter 2018 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINCINNATI FINANCIAL CORPORATION
Date: October 25, 2018

/S/ Michael J. Sewell
Michael J. Sewell, CPA
Chief Financial Officer, Senior Vice President and Treasurer
(Principal Accounting Officer)

Cincinnati Financial Corporation Third-Quarter 2018 10-Q