Form 10-K
period 2018-12-31
CINCINNATI FINANCIAL CORP
filed 2019-02-22
CIK 20286

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2018.

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
Yes ☑ No ☐

Cincinnati Financial Corporation - 2018 10-K - Page 1

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

The aggregate market value of voting stock held by nonaffiliates of the Registrant based on the closing price of $66.86 per share as reported on Nasdaq Global Select Market on June 30, 2018, was $10,123,221,318.

As of February 18, 2019, there were 162,937,899 shares of common stock outstanding.

Document Incorporated by Reference

Portions of the definitive Proxy Statement for Cincinnati Financial Corporation’s Annual Meeting of Shareholders to be held on April 27, 2019, are incorporated by reference into Part III of this Form 10-K.

Cincinnati Financial Corporation - 2018 10-K - Page 2

2018 ANNUAL REPORT ON FORM 10-K

Cincinnati Financial Corporation - 2018 10-K - Page 3

Part I

ITEM 1.    Business

Cincinnati Financial Corporation – Introduction
We are an Ohio corporation formed in 1968. Our lead subsidiary, The Cincinnati Insurance Company, was founded in 1950. Our main business is property casualty insurance marketed through independent insurance agencies in 42 states. Our headquarters is in Fairfield, Ohio. At year-end 2018, we employed 4,999 associates, including 3,282 headquarters associates who provide support to 1,717 field associates.

Cincinnati Financial Corporation owns 100 percent of three subsidiaries: The Cincinnati Insurance Company, CSU Producer Resources Inc. and CFC Investment Company. In addition, the parent company has an investment portfolio, owns the headquarters property and is responsible for corporate borrowings and shareholder dividends.

The Cincinnati Insurance Company owns 100 percent of four additional insurance subsidiaries. Our standard market property casualty insurance group includes two of those subsidiaries – The Cincinnati Casualty Company and The Cincinnati Indemnity Company. This group writes a broad range of business, homeowner and auto policies. The Cincinnati Insurance Company also conducts the business of our reinsurance assumed operations, known as Cincinnati ReSM. Other subsidiaries of The Cincinnati Insurance Company include: The Cincinnati Life Insurance Company (Cincinnati Life), which provides life insurance policies and fixed annuities; and The Cincinnati Specialty Underwriters Insurance Company (Cincinnati Specialty Underwriters), which offers excess and surplus lines insurance products. In this report and elsewhere we often refer to any or all of these five companies as The Cincinnati Insurance Companies.

The two noninsurance subsidiaries of Cincinnati Financial Corporation are CSU Producer Resources, which offers insurance brokerage services to our independent agencies so their clients can access our excess and surplus lines insurance products; and CFC Investment Company, which offers commercial leasing and financing services to our agencies, their clients and other customers.

On October 12, 2018, we announced the terms of an agreement to acquire all of the shares of MSP Underwriting Limited (MSP) in an all-cash transaction for £102 million based on MSP's projected net asset value at closing, or approximately $134 million based upon the October 9, 2018, exchange rate of 1.31 U.S. dollars per Pound Sterling (GBP). MSP, which operates through Beaufort Underwriting Agency Limited, is a London based global specialty underwriter and Munich Re subsidiary. We expect the transaction to contribute to future earnings and book value growth as it should provide opportunities to support business produced by our independent agencies in new geographies and lines of business. The transaction is expected to close during the first quarter of 2019, subject to regulatory approvals and other customary terms and conditions.

Our filings with the U.S. Securities and Exchange Commission (SEC) are available on our website,
cinfin.com/investors, as soon as possible after they have been filed with the SEC. Reports filed with the SEC may also be viewed at sec.gov. These filings include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. In this report we reference various websites. These websites, including our own, are not incorporated by reference in this Annual Report on Form 10-K.

Periodically, we refer to estimated industry data so that we can give information about our performance versus the overall U.S. insurance industry. Unless otherwise noted, the industry data is prepared by A.M. Best, a leading insurance industry statistical, analytical and insurer financial strength and credit rating organization. Information from A.M. Best is presented on a statutory accounting basis. When we provide our results on a comparable statutory accounting basis, we label it as such; all other company data is presented in accordance with accounting principles generally accepted in the United States of America (GAAP).

Cincinnati Financial Corporation - 2018 10-K - Page 4

Our Business and Our Strategy

Introduction
The Cincinnati Insurance Company was founded nearly 70 years ago by four independent insurance agents. They established the mission that continues to guide all of the companies in the Cincinnati Financial Corporation family – to grow profitably and enhance the ability of local independent insurance agents to deliver quality financial protection to the people and businesses they serve by:

•	providing insurance market stability through financial strength

•	producing competitive, up-to-date products and services

•	developing associates committed to superior service

At year-end 2018, a select group of independent agencies in 42 states actively marketed our property casualty insurance within their communities. Standard market commercial lines and excess and surplus lines policies were marketed in 39 of those states. Personal lines policies were marketed in 38 of those states. Within our select group of agencies, we also seek to become the life insurance carrier of choice and to help agents and their clients – our policyholders – by offering leasing and financing services.

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

•
Investment gains and losses – Occur from appreciation or depreciation of invested assets over time. Gains or losses are generally recognized from changes in market values of equity securities without a sale or when invested assets are sold or become impaired.

Cincinnati Financial Corporation - 2018 10-K - Page 5

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

We are fully committed to the independent agency channel for marketing our insurance policies, while Cincinnati Re typically markets through broker organizations or similar intermediaries that specialize in reinsurance. The independent agencies that we choose to market our standard lines insurance products share our philosophies. They do business person to person; offer broad, value-added services; maintain sound balance sheets; and manage their agencies professionally, targeting long-term success. We develop our relationships with agencies that are active in their communities, providing important knowledge of local market trends, opportunities and challenges.

We work to support agencies with tools and resources that help communicate the value of our insurance policies to their clients and prospective clients. We plan to build on our recent marketing efforts and continue with our national advertising campaign in 2019. Our intent is to increase the visibility of our company, supporting our agents' efforts as they recommend policies and services offered through The Cincinnati Insurance Companies. We also continue to build our social media presence, focusing on providing content that agents can share on their own sites.

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

Cincinnati Financial Corporation - 2018 10-K - Page 6

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

The table below includes data about property casualty agency relationships that market our standard market insurance products.

Agency Data	Years ended December 31,
	2018	2017
Property casualty agency relationships, January 1	1,702	1,614
New appointments that market all or most of The Cincinnati Insurance Companies' products	98	107
New appointments that market only personal lines insurance products for Cincinnati Insurance	69	104
Changes due to consolidation and other	(112)	(123)
Property casualty agency relationships, December 31	1,757	1,702

Property casualty reporting locations	2,344	2,256

New relationship appointments	111	138

Active states	42	42

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

On average, we have an 8.4 percent share of the standard lines property casualty insurance purchased through our reporting agency locations, according to 2017 data from agency surveys. Our share is 14.3 percent in reporting agency locations that have represented us for more than 10 years; 7.6 percent in agencies that have represented us for six to 10 years; 2.2 percent in agencies that have represented us for two to five years; and 0.5 percent in agencies that have represented us for one year or less.

Our largest single agency relationship accounted for approximately 0.8 percent of our total property casualty earned premiums in 2018. No aggregate locations under a single ownership structure accounted for more than 4 percent of our earned premiums in 2018.

Cincinnati Financial Corporation - 2018 10-K - Page 7

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

•
Our $10.689 billion fixed-maturity portfolio is diversified and exceeds total insurance reserves. The portfolio had an average rating of A2/A, and its fair value exceeded total insurance reserve liabilities by approximately 26 percent at December 31, 2018. No corporate bond exposure accounted for more than 0.8 percent of our fixed-maturity portfolio, and no municipal exposure accounted for more than 0.2 percent.

•
The strength of our fixed-maturity portfolio provides an opportunity to invest for potential capital appreciation by purchasing equity securities. Our $5.920 billion equity portfolio minimizes concentrations in single stocks or industries. At December 31, 2018, no single security accounted for more than 4.5 percent of our portfolio of publicly traded common stocks, and no single sector accounted for more than 21 percent.

Strong liquidity increases our flexibility through all periods to maintain our cash dividend and to continue to invest in and expand our insurance operations. At December 31, 2018, we held $2.514 billion of our cash and invested assets at the parent-company level, of which $2.233 billion, or 88.8 percent, was invested in common stocks, and $209 million, or 8.3 percent, was cash and cash equivalents.

We minimize reliance on debt as a source of capital, with a debt-to-total-capital ratio of 9.5 percent at year-end 2018. Long-term debt at year-end 2018 totaled $788 million, compared with $787 million at year-end 2017, and our short-term debt was $32 million, up from $24 million at the end of the prior year. The long-term debt consists of three nonconvertible, noncallable debentures, two due in 2028 and one in 2034. Ratings for our long-term debt are discussed in Item 7, Liquidity and Capital Resources, Additional Sources of Liquidity.

Cincinnati Financial Corporation - 2018 10-K - Page 8

At year-end 2018 and 2017, risk-based capital (RBC) for our standard market property casualty insurance, excess and surplus lines insurance and life insurance subsidiaries was strong, far exceeding regulatory requirements.

•
We ended 2018 with a 1.0-to-1 ratio of property casualty premiums to surplus, a key measure of property casualty insurance company capacity and security. A lower ratio indicates more security for policyholders and greater capacity for growth by an insurer. We believe our ratio provides ample flexibility to diversify risk by expanding our operations into new geographies and product areas. The estimated industry average ratio was 0.8-to-1 at year-end 2018, based on industry data reported through the first nine months of 2018.

•
We ended 2018 with a 6.4 percent ratio of life statutory adjusted risk-based surplus to liabilities, a key measure of life insurance company capital strength. A higher ratio indicates an insurer’s stronger security for policyholders and capacity to support business growth.

(Dollars in millions) Statutory Information	At December 31,
	2018	2017
Standard market property casualty insurance subsidiary
Statutory capital and surplus	$4,919	$5,094
Risk-based capital	4,952	5,127
Authorized control level risk-based capital	723	686

Risk-based capital to authorized control level risk-based capital ratio	6.8	7.5
Written premium to surplus ratio	1.0	1.0
Excess and surplus lines insurance subsidiary
Statutory capital and surplus	$479	$436
Risk-based capital	479	436
Authorized control level risk-based capital	41	35

Risk-based capital to authorized control level risk-based capital ratio	11.8	12.3
Written premium to surplus ratio	0.5	0.5
Life insurance subsidiary
Statutory capital and surplus	$191	$195
Risk-based capital	223	229
Authorized control level risk-based capital	51	45
Total liabilities excluding separate account business	3,538	3,436

Risk-based capital to authorized control level risk-based capital ratio	4.4	5.1
Life statutory risk-based adjusted surplus to liabilities ratio	6.4	6.7

The consolidated property casualty insurance group’s ratio of investments in common stock, at fair value, to statutory capital and surplus was 70.9 percent at year-end 2018 compared with 73.5 percent at year-end 2017.

Cincinnati Financial Corporation - 2018 10-K - Page 9

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

At February 21, 2019, our insurance subsidiaries continued to be highly rated.

Insurer Financial Strength Ratings
Rating agency	Standard market property casualty insurance subsidiary			Life insurance subsidiary			Excess and surplus lines insurance subsidiary			Outlook
			Rating Tier			Rating Tier			Rating Tier
A.M. Best Company ambest.com	A+	Superior	2 of 16	A	Excellent	3 of 16	A+	Superior	2 of 16	Stable/ Positive/ Stable
Fitch Ratings fitchratings.com	A+	Strong	5 of 21	A+	Strong	5 of 21	-	-	-	Stable
Moody's Investors Service moodys.com	A1	Good	5 of 21	-	-	-	-	-	-	Positive
S&P Global Ratings spratings.com	A+	Strong	5 of 21	A+	Strong	5 of 21	-	-	-	Stable

On January 30, 2019, A.M. Best affirmed the financial strength rating of The Cincinnati Insurance Company, and its property casualty insurance subsidiaries, that it had assigned in December 2008, continuing its stable outlook. On the same date, A.M. Best affirmed the financial strength rating of The Cincinnati Life Insurance Company, maintaining its positive outlook. On December 21, 2018, Moody's affirmed the ratings that it had assigned to us in September 2008, changing its outlook to positive. On November 16, 2018, Fitch affirmed the ratings that it had assigned to us in August 2009, continuing its stable outlook. On July 11, 2018, S&P affirmed the ratings that it had assigned to us in June 2015, continuing its stable outlook.

Our debt ratings are discussed in Item 7, Liquidity and Capital Resources, Additional Sources of Liquidity.

Cincinnati Financial Corporation - 2018 10-K - Page 10

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

In our 10 highest volume states for consolidated property casualty premiums, 1,181 reporting agency locations wrote 58.4 percent of our 2018 consolidated property casualty earned premium volume compared with 1,170 locations and 59.7 percent in 2017. We continue efforts to geographically diversify our property casualty risks.

Our 10 largest states based on property casualty premium volume are shown in the table below.

(Dollars in millions)	Earned premiums	% of total earned	Agency locations	Average premium per location
Year ended December 31, 2018
Ohio	$781	15.9%	247	$3.2
Illinois	293	6.0	149	2.0
Georgia	282	5.7	108	2.6
Indiana	264	5.4	115	2.3
North Carolina	263	5.3	104	2.5
Pennsylvania	247	5.0	136	1.8
Michigan	224	4.6	138	1.6
Tennessee	187	3.8	64	2.9
Virginia	170	3.5	68	2.5
Alabama	158	3.2	52	3.0

Field Focus Emphasizing Service
We rely on our force of 1,717 field associates to provide service and be accountable to our agencies for decisions we make at the local level. These associates live in the communities our agents serve, so they are readily available when agencies or policyholders need them. While their work is often conducted at the premises of the agency or policyholder, they also work from offices in their homes. Headquarters associates support agencies and field associates with underwriting, accounting, technology assistance, training and other services. Company executives and headquarters associates regularly travel to visit agencies, strengthening the personal relationships we have with these organizations. Agents have opportunities for direct, personal conversations with our senior management team, and headquarters associates have opportunities to refresh their knowledge of marketplace conditions and field activities.

The field team is coordinated by field marketing representatives responsible for underwriting new commercial lines business. They are joined by field representatives specializing in claims, loss control, commercial lines key accounts, personal lines, excess and surplus lines, machinery and equipment, management liability and surety, premium audit and life insurance. The field team provides a variety of services, such as recommending specific actions to improve the safety of the policyholder’s operations. We seek to develop long-term relationships by understanding the unique needs of each agency's clients, who are also our policyholders.

Technology enhances our service to agencies, allowing them to more easily access our systems and process business transactions. Policyholders can conveniently access pertinent policy information online, helping to reduce costs for agencies and the company. Technology also helps our associates collaborate and process business efficiently, providing more time for personal service to agencies and their clients.

Cincinnati Financial Corporation - 2018 10-K - Page 11

We also provide and continue to develop enhanced, tailored services offered at the time a claim is reported for an insured loss event. Those services include assisting with car rental or towing, arranging temporary housing and coordinating emergency repairs to homes so additional damage is minimized.

Our claims philosophy reflects our belief that we prosper as a company by responding to claims person to person, paying covered claims promptly, preventing false claims from unfairly adding to overall premiums and building financial strength to meet future obligations.

Our 954 locally based field claims associates work from their homes and are assigned to specific agencies. They respond personally to policyholders and claimants and are equipped to handle a claim from nearly anywhere. We believe we have a competitive advantage because of the person-to-person approach and the resulting high level of service that our field claims representatives deliver. We also help our agencies provide prompt service to policyholders by providing them authority to immediately pay, up to $2,500, most first-party claims covered by our standard market policies. Agencies also have the option of submitting those claims to our Express Claims Center where professional headquarters associates will provide immediate customer service, processing the claims promptly and efficiently. We believe this same local approach to handling claims is a competitive advantage for our agents providing excess and surplus lines coverage in their communities. Handling of these claims includes guidance from headquarters-based excess and surplus lines claims managers.

Catastrophe response teams are comprised of our experienced field claims associates who have the authority they need to do their jobs. In times of widespread loss, our field claims representatives confidently and quickly resolve claims, often providing claims payments on the same day they inspect the loss. Technology helps to enable fast initial contact with policyholders and easy sharing of information and data among storm teams, headquarters associates and local field claims representatives. When hurricanes or other weather events are predicted, we can identify through mapping technologies the expected number of our policyholders that may be impacted by the event and choose to have catastrophe response team members travel to strategic locations near the expected impact area. They are then in position to quickly get to the affected area and begin providing service to policyholders.

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

Cincinnati Financial Corporation - 2018 10-K - Page 12

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

The following table shows net written premiums by segment and business line at year-end 2018, 2017 and 2016:

(Dollars in millions)	2018	2017	2016	Percent of total 2018
Segment:
Commercial lines insurance	$3,245	$3,202	$3,122	60.9%
Personal lines insurance	1,378	1,294	1,198	25.9
Excess and surplus lines insurance	249	219	189	4.7
Life insurance	298	278	281	5.6
Other	158	125	71	2.9
Total	$5,328	$5,118	$4,861	100.0%

Business line:
Commercial lines insurance:
Commercial casualty	$1,080	$1,082	$1,061	20.3%
Commercial property	932	919	880	17.5
Commercial auto	682	651	611	12.8
Workers' compensation	311	326	352	5.8
Other commercial	240	224	218	4.5
Total commercial lines insurance	3,245	3,202	3,122	60.9

Personal lines insurance:
Personal auto	622	603	563	11.7
Homeowner	588	542	500	11.0
Other personal	168	149	135	3.2
Total personal lines insurance	1,378	1,294	1,198	25.9

Excess and surplus lines insurance	249	219	189	4.7

Life insurance:
Term life insurance	181	167	156	3.4
Universal life insurance	44	41	36	0.8
Other life insurance and annuity products	73	70	89	1.4
Subtotal	298	278	281	5.6

Cincinnati Re	158	125	71	2.9
Total	$5,328	$5,118	$4,861	100.0%

We discuss our insurance segments in their respective sections later in this report.

Cincinnati Financial Corporation - 2018 10-K - Page 13

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

We continue to enhance our property casualty underwriting expertise and to effectively and efficiently underwrite individual policies and process transactions. Ongoing initiatives supporting this work include expanding our pricing and segmentation capabilities through experience and use of predictive analytics and additional data. Our segmentation efforts emphasize identification and retention of insurance policies we believe have relatively stronger pricing, while seeking more aggressive renewal terms and conditions on policies we believe have relatively weaker pricing. We will continue collaborative efforts to address underpriced or underperforming business in 2019, including improving underwriting and rate adequacy for our commercial auto and personal auto lines of business.

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

We continue to appoint new agencies to develop additional points of distribution. In 2019, we are planning approximately 100 appointments of independent agencies that offer most or all of our property casualty insurance products. We generally earn a 10 percent share of an agency’s business within 10 years of its appointment. See Item 1, Our Business and Our Strategy, Independent Insurance Agency Marketplace, for additional discussion.

We also plan to appoint other agencies that focus on high net worth personal lines clients. In 2019, we are targeting the appointment of approximately 80 agencies that market only personal lines insurance products for us, primarily ones with a high net worth focus. In 2018, we appointed 69 new agencies that meet that criteria. As we continue to expand availability of our Executive Capstone™ suite of insurance products and services to additional states over the next several years, we intend to appoint additional agencies as we work to become the carrier of choice for this portion of our agencies’ accounts.

Cincinnati Financial Corporation - 2018 10-K - Page 14

For all of our insurance products, we will work to increase penetration with recently appointed agencies. This includes increasing opportunities for agencies to cross-serve their clients by providing updated products and services that aim to meet their life insurance needs. We will also continue to add field marketing representatives or provide expertise where needed for additional agency support in selected areas. We expect our strategy and initiatives to contribute to our objective of being ranked the No. 1 or No. 2 carrier based on premium volume in agencies that have represented us for at least five years. We continued to reach that objective in approximately two-thirds of such agencies based on 2017 premiums.

During 2019, we will continue to produce premiums through the disciplined expansion of Cincinnati Re, which assumes risks through reinsurance treaties covering various lines of business where we receive a share of premiums and associated liabilities from other insurers and reinsurers. We have staffed this operation with seasoned underwriting and analytical talent and strive to assume risks that we understand well, both quantitatively and qualitatively. We seek risks that have attractive underwriting margins on a stand-alone basis as well as on a diversified risk-adjusted return basis. We have adequate capital to support this operation and intend to be selective and patient in its expansion.

We also expect that our pending acquisition of MSP, which is expected to close during the first quarter of 2019, will produce profitable premium growth over time. We also believe MSP, which operates through Beaufort Underwriting Agency Limited, will provide opportunities to support business produced by our independent agencies in new geographies and lines of business.

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

Cincinnati Financial Corporation - 2018 10-K - Page 15

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

Cincinnati Financial Corporation - 2018 10-K - Page 16

Commercial Lines Insurance Segment
In 2018, the commercial lines insurance segment contributed net earned premiums of $3.218 billion, representing 59.5 percent of consolidated total revenues. This segment reported profit before income taxes of $151 million. Commercial lines net earned premiums rose 2 percent in both 2018 and 2017.

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

◦
Management liability and surety – Includes director and officer (D&O) liability insurance, which covers liability for actual or alleged errors in judgment, breaches of duty or other wrongful acts related to activities of organizations and can optionally include other liability coverages. We market primarily to nonprofit organizations, privately held businesses, healthcare organizations, financial institutions and educational institutions. The for-profit portion includes approximately 175 bank or savings and loan financial institutions, with only two having assets of $1 billion or more. The surety portion includes contract and commercial surety bonds for losses resulting from dishonesty, failure to perform and other acts and also includes fidelity bonds for fraudulent acts by specified individuals or dishonest acts by employees.

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

Our history of emphasizing products and services that agencies can market to small or midsized businesses in their communities remains a critical piece of our strategy even as we expand our appetite to insure larger businesses. While some of our property casualty agencies market only our personal lines or management liability and surety products, approximately 86 percent offer some or all of our standard market commercial insurance products.

In 2018, our 10 highest volume commercial lines states generated 58.7 percent of our earned premiums compared with 59.1 percent in 2017 as we continued efforts to geographically diversify our property casualty risks. Earned premiums in the 10 highest volume states increased 1 percent in 2018, compared with 2 percent in the remaining states. The aggregate number of reporting agency locations in our 10 highest volume states increased to 1,142 in 2018 from 1,134 in 2017.

Cincinnati Financial Corporation - 2018 10-K - Page 17

Our 10 largest states based on commercial lines premium volume are shown in the table below.

(Dollars in millions)	Earned premiums	% of total earned	Agency locations	Average premium per location
Year ended December 31, 2018
Ohio	$462	14.4%	242	$1.9
Illinois	210	6.5	141	1.5
Pennsylvania	204	6.3	125	1.6
Indiana	180	5.6	115	1.6
North Carolina	173	5.4	100	1.7
Georgia	152	4.7	96	1.6
Michigan	135	4.2	128	1.1
Virginia	133	4.1	63	2.1
Tennessee	133	4.1	64	2.1
Texas	109	3.4	68	1.6

For new commercial lines business, case-by-case underwriting and pricing is coordinated by our locally based field marketing representatives who are also responsible for selecting new independent agencies. Our agents and our team of field associates get to know the people and businesses in their communities and can make informed decisions about each risk.

Commercial lines policy renewals are managed by headquarters underwriters who are assigned to specific agencies and consult with local field associates as needed. As part of our team approach, headquarters underwriters also help oversee agency growth and profitability. They are responsible for formal issuance of all new business and renewal policies as well as policy endorsements. Further, the headquarters underwriters provide day-to-day customer service to agencies and our field marketing representatives by offering product training, answering underwriting questions, helping to determine underwriting eligibility and assisting with the mechanics of premium determination. We also continue a target markets emphasis to analyze opportunities and to develop new products and services, new coverage options and improvements to existing insurance products.

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

Our historical emphasis on small to midsized businesses is reflected in the mix of our commercial lines premium volume by policy size. Approximately 80 percent of our commercial in-force policies have annual premiums of $10,000 or less, accounting in total for approximately 20 percent of our 2018 commercial lines premium volume. The remainder of policies have annual premiums greater than $10,000, including policies with annual premiums greater than $100,000 that account for approximately one-quarter of our 2018 commercial lines premium volume.

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

Cincinnati Financial Corporation - 2018 10-K - Page 18

Although we offer three-year policy terms, premiums for some coverages within those policies are adjustable at the anniversary for the next annual period, and policies may be canceled at any time at the discretion of the policyholder. Contract terms often provide that rates for property, general liability, inland marine and crime coverages, as well as policy terms and conditions, are fixed for the term of the policy. However, the exposure we insure is reviewed annually, near the policy anniversary date, and the amount of premiums may be adjusted based on changes to that exposure.

The general liability exposure basis may be audited annually. Commercial auto, workers’ compensation, professional liability and most umbrella liability coverages within multi-year packages are rated at each of the policy’s annual anniversaries for the next one-year period. The annual pricing could incorporate rate changes approved by state insurance regulatory authorities between the date the policy was written and its annual anniversary date, as well as changes in risk exposures and premium credits or debits relating to loss experience and other underwriting judgment factors. We estimate that approximately 75 percent of 2018 commercial premiums were subject to annual rating or were written on a one-year policy term. That 75 percent includes approximately one-third of policies offered on a three-year policy term that expire during any given year.

We believe our commercial lines insurance segment premiums reflect a higher concentration, relative to industry commercial lines premiums, in contractor-related businesses. Since economic activity related to construction, which can heavily influence insured exposures of contractors, may experience cycles that vary significantly with the economy as a whole, our commercial lines premium trends could vary from commercial lines premium trends for the property casualty insurance industry. In 2018, we estimated that 39 percent of our general liability premiums, and 37 percent of our workers’ compensation premiums, came from the construction industry based on North American Industry Classification System (NAICS) codes.

Cincinnati Financial Corporation - 2018 10-K - Page 19

Personal Lines Insurance Segment
The personal lines insurance segment contributed net earned premiums of $1.336 billion to 2018 consolidated total revenues, or 24.7 percent of the total, and reported a loss before income taxes of $20 million. Personal lines net earned premiums rose 8 percent in 2018 and 7 percent in 2017.

We prefer to write personal lines coverage in accounts that include both auto and homeowner coverages as well as coverages that are part of our other personal business line. At the end of 2018, for example, 83.6 percent of our homeowner policies were accompanied by a personal auto policy in the same account. As a result of our account-based approach, we believe that our personal lines business is best measured and evaluated on a segment basis. However, we provide line of business data to summarize growth and profitability trends separately for three business lines:

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

At year-end 2018, we marketed personal lines insurance products through 1,698, or approximately 72 percent, of our 2,344 agency reporting locations. The 1,698 personal lines agency locations were in 38 of the 42 states in which we offered property casualty insurance. Those agencies produced approximately 1.1 million personal lines policies in force for us, representing approximately 410,000 policyholders.

We continue to evaluate opportunities to expand our marketing of personal lines to other states. Primary factors considered in the evaluation of a potential new state include market opportunity or potential, weather-related catastrophe history and the legal climate.

Expansion of our personal lines insurance segment includes marketing through independent agencies to profitably grow our premiums for products and services offered to their high net worth personal lines clients. At year-end 2018, our appointed agencies produced for us nearly $310 million in annual premiums from policyholders with insured home values of $1 million or more. We estimate those policyholders represent approximately 8 percent of our total personal lines policyholders.

In 2018, our 10 highest volume personal lines states generated 70.1 percent of our earned premiums compared with 74.0 percent in 2017. Earned premiums in the five highest volume states increased 1 percent in 2018 while increasing 14 percent in the remaining states, reflecting progress toward our long-term objective of geographic diversification through new states for our personal lines operation. The aggregate number of reporting agency locations in our 10 highest volume states decreased to 879 in 2018 from 881 in 2017.

Cincinnati Financial Corporation - 2018 10-K - Page 20

Our 10 largest states based on personal lines premium volume are shown in the table below.

(Dollars in millions)	Earned premiums	% of total earned	Agency locations	Average premium per location
Year ended December 31, 2018
Ohio	$300	22.5%	223	$1.3
Georgia	115	8.6	93	1.2
Michigan	83	6.2	97	0.9
North Carolina	79	5.9	87	0.9
Indiana	71	5.3	86	0.8
Alabama	67	5.0	48	1.4
Illinois	65	4.9	93	0.7
Kentucky	58	4.3	46	1.3
Minnesota	50	3.7	57	0.9
Tennessee	49	3.7	49	1.0

New and renewal personal lines business reflects our risk-specific underwriting philosophy. Each agency selects personal lines business primarily from within the geographic territory that it serves, based in part on agency staff’s knowledge of the risks in those communities or familiarity with the policyholder. At year-end 2018, we had 21 full-time personal lines field marketing representatives who have underwriting authority and visit agencies on a regular basis. They focus primarily on key states targeted for growth, reinforcing the advantages of our personal lines products and offering training in the use of our policy processing system. Personal lines activities are further supported by headquarters associates assigned to individual agencies.

Cincinnati Financial Corporation - 2018 10-K - Page 21

Excess and Surplus Lines Insurance Segment
The excess and surplus lines segment contributed net earned premiums of $234 million to 2018 consolidated total revenues, or 4.3 percent of the total, and reported profit before income taxes of $63 million. Excess and surplus lines net earned premium increased 12 percent in 2018 and 14 percent in 2017.

Our excess and surplus lines policies typically cover business risks with unique characteristics, such as the nature of the business or its claim history, that are difficult to profitably insure in the standard commercial lines market. Excess and surplus lines insurers have more flexibility in coverage terms and rates compared with standard lines companies, generally resulting in policies with higher rates and terms and conditions customized for specific risks, including restricted coverage where appropriate. We target small to midsized risks, and policyholders in many cases also have standard market insurance with one of our other subsidiaries. Our average excess and surplus lines policy size is approximately $6,000 in annual premiums, and the majority have coverage limits of $1 million or less. All of our excess and surplus lines policies are written for a maximum term of one year. Approximately 89 percent of our 2018 earned premiums for the excess and surplus lines insurance segment provided commercial casualty coverages and about 11 percent provided commercial property coverages. Those coverages are described below.

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

At the end of 2018, we marketed excess and surplus lines insurance products in each of the 39 states in which we offer standard market commercial lines insurance. Offering excess and surplus lines helps agencies representing The Cincinnati Insurance Companies meet the insurance needs of their clients when coverage is unavailable in the standard market. By providing outstanding service, we can help agencies grow and prosper while also profitably growing our property casualty business.

In 2018, our 10 highest volume excess and surplus lines states generated 57.6 percent of our earned premiums, compared with 58.1 percent in 2017.

Our 10 largest states based on excess and surplus lines premium volume are shown in the table below.

(Dollars in millions)	Earned premiums	% of total earned
Year ended December 31, 2018
Ohio	$19	8.3%
Illinois	19	8.1
Texas	18	7.7
Georgia	15	6.6
Indiana	13	5.5
North Carolina	11	4.7
Pennsylvania	11	4.6
Alabama	10	4.1
Minnesota	9	4.0
Missouri	9	4.0

Cincinnati Financial Corporation - 2018 10-K - Page 22

Agencies representing The Cincinnati Insurance Companies produce approximately $4 billion in annual premiums for all carriers writing excess and surplus lines policies for their clients. We estimate that approximately half of that premium volume matches the targeted business types and coverages we offer through our excess and surplus lines insurance segment. We structured the operations of this segment to meet the needs of these agencies and to market exclusively through them.

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

Cincinnati Financial Corporation - 2018 10-K - Page 23

Life Insurance Segment
The life insurance segment contributed $250 million of net earned premiums, representing 4.6 percent of 2018 consolidated total revenues, and reported a profit before income taxes of $8 million. Life insurance net earned premiums grew 8 percent in 2018 and 2 percent in 2017.

The Cincinnati Life Insurance Company supports our agency-centered business model by deepening the relationships we have with agents while also diversifying revenue and profitability for both the agency and our company. We primarily focus on life products that feature a steady stream of premium payments and that have the potential for generating revenue growth through increasing demand.

Life Insurance Business Lines
Four lines of business – term life insurance, universal life insurance, worksite products and whole life insurance – account for 97.6 percent of the life insurance segment’s revenues:

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

•
Worksite products – Term life insurance, return of premium term life insurance and whole life insurance offered to employees through their employer. Premiums are collected by the employer using payroll deduction. Policies are issued using a simplified underwriting approach and on a guaranteed issue basis. Worksite insurance products provide our property casualty agency force with excellent cross-serving opportunities for both commercial and personal accounts.

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

Life Insurance Distribution
Cincinnati Life is licensed in 49 states and the District of Columbia. At year-end 2018, approximately 83 percent of our 2,344 property casualty agency reporting locations offered Cincinnati Life products to their clients. We also develop life business from approximately 502 other independent life insurance agencies. We are careful to solicit business from these other agencies in a manner that does not conflict with or compete with the marketing and sales efforts of our property casualty agencies.

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

Cincinnati Financial Corporation - 2018 10-K - Page 24

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

Because of our strong capital position, we can offer a competitive product portfolio, including guaranteed products, giving our agents a marketing edge. Our life insurance company maintains strong insurer financial strength ratings: A.M. Best, A (Excellent); Fitch, A+ (Strong); and S&P, A+ (Strong). Our life insurance company has chosen not to establish a Moody’s rating.

In 2018, our five highest volume states for life insurance premiums, based on information contained in statements filed with state insurance departments, are reflected in the table below.

(Dollars in millions)	Premiums	% of total earned
Year ended December 31, 2018
Ohio	$54	16.8%
Pennsylvania	22	7.0
Indiana	19	6.0
Illinois	19	6.0
Michigan	16	5.2

Cincinnati Financial Corporation - 2018 10-K - Page 25

Investments Segment
Revenues of the investments segment are primarily from net investment income and from net investment gains and losses from investment portfolios managed for the holding company and each of the operating subsidiaries.

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

The fair value of our investment portfolio was $16.609 billion and $16.948 billion at year-end 2018 and 2017, respectively, as shown in the table below. Fair value decreased, largely reflecting equity markets that were generally down in 2018, but the overall portfolio remained in an unrealized gain position. While value stocks, similar to the general makeup of our portfolio, underperformed the broader market in 2018, our portfolio outperformed the S&P 500 Index, in part due to our strategy of primarily investing in companies that tend to grow their dividends. The unrealized gain position in our fixed-maturity investments decreased in 2018, due to an increase in interest rates and a widening of corporate credit spreads.

(Dollars in millions)	At December 31, 2018				At December 31, 2017
	Cost or amortized cost	Percent of total		Percent of total	Cost or amortized cost	Percent of total		Percent of total
			Fair value				Fair value
Taxable fixed maturities	$6,920	49.4%	$6,926	41.7%	$6,383	47.6%	$6,637	39.2%
Tax-exempt fixed maturities	3,723	26.6	3,763	22.6	3,931	29.3	4,062	24.0
Common equity securities	3,195	22.8	5,742	34.6	2,918	21.8	6,039	35.6
Nonredeemable preferred equity securities	173	1.2	178	1.1	176	1.3	210	1.2
Total	$14,011	100.0%	$16,609	100.0%	$13,408	100.0%	$16,948	100.0%

The cash we generate from insurance operations historically has been invested in two broad categories of investments:

•
Fixed-maturity investments – Includes taxable and tax-exempt bonds and redeemable preferred stocks. During 2018, the combined effect of a net decrease in unrealized gains, sales and calls offset purchases of fixed-maturity securities in our portfolio. During 2017, purchases and a net increase in unrealized gains offset sales and calls.

•
Equity investments – Includes common and nonredeemable preferred stocks. During 2018, the combined effect of a net decrease in fair value and sales offset purchases of equity securities in our portfolio. During 2017, purchases and a net increase in unrealized gains offset sales.

At year-end 2018, less than 1 percent of the value of our investment portfolio was made up of securities that are classified as Level 3 assets and that require management’s judgment to develop pricing or valuation techniques. We generally obtain at least two outside valuations for these assets and generally use the more conservative estimate. These investments include private placements, small issues and various thinly traded securities. See Item 7, Critical Accounting Estimates, Fair Value Measurements, and Item 8, Note 3 of the Consolidated Financial Statements, for additional discussion of our valuation techniques.

In addition to securities held in our investment portfolio, other invested assets included $33 million of life policy loans, $60 million of private equity investments and $30 million of real estate through direct property ownership and development projects in the United States at year-end 2018.

Our investment portfolio is further described below. Additional information about the composition of investments is included in Item 8, Note 2 of the Consolidated Financial Statements. A detailed listing of our portfolio is updated on our website, cinfin.com/investors, each quarter when we report our quarterly financial results.

Cincinnati Financial Corporation - 2018 10-K - Page 26

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

At December 31, 2018, our investment-grade and noninvestment-grade fixed-maturity securities represented 87.0 percent and 2.4 percent of the portfolio, respectively. The remaining 10.6 percent represented fixed-maturity securities that were not rated by Moody’s or S&P. Our nonrated securities include smaller municipal issues and private placement corporate securities. Many of these, although not rated by Moody’s or S&P, are rated by the Securities’ Valuation Office of the National Association of Insurance Commissioners (NAIC). Also included in this category are smaller public corporate securities, many of which carry a rating by an agency other than Moody’s or S&P, such as Fitch or Kroll.

Other selected attributes of the fixed-maturity portfolio are shown in the table below. Additional maturity periods and other information for our fixed-maturity portfolio are shown in Item 8, Note 2 of the Consolidated Financial Statements.

	At December 31,
	2018		2017
Weighted average yield-to-amortized cost	4.20%		4.40%
Weighted average maturity	7.6	yrs	7.7	yrs
Effective duration	5.2	yrs	5.2	yrs

The fair values of our taxable fixed-maturity securities portfolio at the end of the last two years were:

(Dollars in millions)	At December 31,
	2018	2017
Investment-grade corporate	$5,464	$5,252
States, municipalities and political subdivisions	541	403
Government-sponsored enterprises	310	254
Commercial mortgage-backed	288	286
Noninvestment-grade corporate	246	401
United States government	67	31
Foreign government	10	10
Total	$6,926	$6,637

While our strategy typically is to buy and hold fixed-maturity investments to maturity, we monitor credit profiles and fair value movements when determining holding periods for individual securities. With the exception of U.S. agency issues, no individual issuer's securities accounted for more than 1.2 percent of the taxable fixed-maturity portfolio at year-end 2018. Investment-grade corporate bonds had an average rating of Baa2 by Moody’s or BBB by S&P at year-end 2018. Our taxable fixed-maturity portfolio included $288 million of commercial mortgage-backed securities with an average rating of Aa1/AA at year-end 2018.

Relative to a broad bond market index such as the Barclay’s Aggregate, we are most heavily exposed to the investment grade corporate bond asset class. Within that asset class we have a weighting of 47.1 percent for the financial sector, higher than the 29.3 percent weighting for the financial sector of the Bank of America Merrill Lynch U.S. Corporate Index. Relative to the Barclay’s Aggregate we are overweight in the commercial mortgage-backed securities asset class while having no exposure to the much larger residential mortgage-backed market.

Cincinnati Financial Corporation - 2018 10-K - Page 27

At December 31, 2018, we had $3.763 billion of tax-exempt fixed-maturity securities with an average rating of Aa2/AA by Moody’s and S&P. The portfolio is well diversified among approximately 1,450 municipal bond issuers. No single municipal issuer accounted for more than 0.6 percent of the tax-exempt fixed-maturity portfolio at year-end 2018.

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

For federal income tax purposes, taxes on gains from appreciated investments generally are not due until securities are sold. We believe that the appreciated value of equity securities, compared with the cost of securities that is generally used as a tax basis, is a useful measure to help evaluate how fair value can change over time. On this basis, the net unrealized investment gains at year-end 2018 consisted of a net gain position in our equity portfolio of $2.552 billion. Events or factors such as economic growth or recession can affect the fair value of our equity securities.

At year-end 2018, Microsoft Corporation (Nasdaq:MSFT) was our largest single common stock investment, comprising 4.4 percent of our publicly traded common stock portfolio and 1.5 percent of the entire investment portfolio. The parent company held 38.9 percent of our common stock holdings (measured by fair value). The distribution of the portfolio among industry sectors is shown in the table below.

Common Stock Portfolio Industry Sector Distribution

	Percent of common stock portfolio
	At December 31, 2018		At December 31, 2017
	Cincinnati Financial	S&P 500 Industry Weightings	Cincinnati Financial	S&P 500 Industry Weightings
Sector:
Information technology	20.9%	20.1%	19.5%	23.7%
Financial	15.6	13.3	16.2	14.8
Healthcare	14.9	15.6	13.2	13.8
Industrials	12.5	9.2	14.3	10.3
Consumer discretionary	10.5	10.0	13.6	12.2
Energy	6.7	5.3	7.3	6.1
Consumer staples	5.6	7.4	6.2	8.2
Materials	4.9	2.7	5.6	3.0
Telecomm services	3.5	10.1	1.7	2.1
Utilities	2.7	3.3	2.1	2.9
Real estate	2.2	3.0	0.3	2.9
Total	100.0%	100.0%	100.0%	100.0%

We evaluate nonredeemable preferred stocks in a manner similar to our evaluation of fixed-maturity investments, seeking attractive relative yields. We generally focus on investment-grade nonredeemable preferred stocks issued by companies with strong histories of paying common dividends, providing us with another layer of protection. Consideration is also given to nonredeemable preferred stocks that offer a dividend received deduction for income tax purposes. During 2018, we purchased $1 million of nonredeemable preferred stocks and converted $3 million in this portfolio to common stock. During 2017, we purchased $10 million of nonredeemable preferred stocks, converted $3 million to common stock and sold $15 million.

Cincinnati Financial Corporation - 2018 10-K - Page 28

Other
We report as Other the noninvestment operations of the parent company and its noninsurer subsidiary CFC Investment Company. At year-end 2018, this subsidiary had $71 million in receivables related to its commercial leasing and financing services, compared with $61 million in receivables at year-end 2017.

We also report as Other the results of Cincinnati Re, which has contracts, also referred to as treaties, with other insurance or reinsurance companies to assume a portion of their insured risk in exchange for a portion of premiums from insurance policies covering those risks. The treaties and their exposure to losses are diverse in nature, including various lines of business and geographies for the reinsured risks. Some of our treaties reflect a type of contract commonly referred to as participating or proportional, typically sharing premiums and losses between the reinsured entity and us, as reinsurer, on a pro rata basis. Some are a contract type commonly referred to as excess of loss, where we indemnify the reinsured entity only for losses exceeding a predetermined amount.

Net written premiums for Cincinnati Re totaled $158 million in 2018, compared with $125 million in 2017. Approximately 29 percent of 2018 net written premiums was for property exposures that include risk of loss from natural catastrophes and approximately 56 percent was for casualty exposures from various liability risks. The remainder of approximately 15 percent was a combination of what we consider to be more specialized coverages that include, but are not limited to, transactional liability and credit risk transfer related to residential mortgages.

When we disclose probable maximum loss (PML) estimates on a gross basis, we also typically disclose amounts on a basis that is net of income taxes and applicable reinsurance ceded, including any retrocessions for reinsurance assumed. Based on treaties in effect at January 1, 2019, Cincinnati Re increased other property casualty catastrophe probable maximum loss estimates disclosed in Item 7, Liquidity and Capital Resources, 2019 Reinsurance Ceded Programs, by the following amounts that are net of the benefit of estimated reinstatement premiums: $116 million for a once-in-a-100-year event and $81 million for a once-in-a-250-year event. Those amounts represent a marginal basis, reflecting differences between the Cincinnati Re reinsurance portfolio and property casualty insurance written on a direct basis by The Cincinnati Insurance Companies. Ignoring diversification effects provided by those two components, on a standalone basis, probable maximum loss estimates for Cincinnati Re include the following amounts: $127 million for a once-in-a-100-year event and $150 million for a once-in-a-250-year event. Each of those effects represent a single hurricane event and are net of income taxes, based on probable maximum loss estimates from Applied Insurance Research's Touchstone® version 5.1 catastrophe model.

Cincinnati Financial Corporation - 2018 10-K - Page 29

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

The insurance company subsidiaries must give 30 days of notice to, and obtain prior approval from, the state insurance commissioner before the payment of an extraordinary dividend as defined by the state’s insurance code. You can find information about the dividends paid by our insurance subsidiary in 2018 in Item 8, Note 9 of the Consolidated Financial Statements.

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

Cincinnati Financial Corporation - 2018 10-K - Page 30

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

Cincinnati Financial Corporation - 2018 10-K - Page 31

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

Cincinnati Financial Corporation - 2018 10-K - Page 32

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

If any risks or uncertainties discussed here develop into actual events, they could have a material adverse effect on our business, financial condition, results of operations or cash flows. In that case, the market price of our common stock could decline materially. The failure of our risk management strategies could have a material adverse impact on our consolidated financial condition, results of operations or cash flows.

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

Cincinnati Financial Corporation - 2018 10-K - Page 33

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

According to these models, probable maximum loss estimates from a single hurricane event that combine the effects of property casualty insurance written on a direct basis by The Cincinnati Insurance Companies and the Cincinnati Re reinsurance portfolio include the following amounts, net of amounts recoverable through reinsurance ceded, and also income taxes: $211 million for a once-in-a-100-year event and $333 million for a once-in-a-250-year event. In addition, the pending acquisition of MSP is estimated to increase the $333 million amount by approximately $55 million, based on estimates as of October 2018. Please see Item 7, Liquidity and Capital Resources, 2019 Reinsurance Programs, for a discussion of modeled losses considered in evaluating our risk mitigation strategy, which includes our ceded reinsurance program.

Cincinnati Financial Corporation - 2018 10-K - Page 34

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

The Cincinnati Insurance Company is expanding in the area of reinsurance assumed and has staffed this operation with seasoned underwriting and analytical talent who strive to assume risks that we understand well, both quantitatively and qualitatively. Business written includes treaties that provide coverage for property catastrophe and terrorism events on a worldwide basis. At January 1, 2019, the largest loss exposure to us for our Cincinnati Re reinsurance assumed operations is from natural catastrophe events. That exposure includes probable maximum loss estimates, on a marginal basis, of the following amounts: $116 million for a once-in-a-100-year event and $81 million for a once-in-a-250-year event. Those effects represent a single hurricane event and are net of income taxes, with the marginal basis reflecting diversification effects of the Cincinnati Re reinsurance portfolio and property casualty insurance written on a direct basis by The Cincinnati Insurance Companies. If there is a high frequency of large property catastrophe or terrorism events, or a single extreme event, during the coverage period of these treaties, our financial position and results of operations could be materially affected.

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

Cincinnati Financial Corporation - 2018 10-K - Page 35

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

For fixed-maturity investments such as bonds, which represented 64.3 percent of the fair value of our investment portfolio at the end of 2018, the inverse relationship between interest rates and bond prices leads to falling bond values during periods of increasing interest rates. A significant increase in the general level of interest rates could have an adverse effect on our shareholders’ equity.

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

At year-end 2018, common stock holdings made up 34.6 percent of our investment portfolio. Adverse news or events affecting the global or U.S. economy or the equity markets could affect our net income, book value and overall results, as well as our ability to pay our common stock dividend. See Item 7, Investments Results, and Item 7A, Quantitative and Qualitative Disclosures About Market Risk, for a discussion of our investment activities.

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

Cincinnati Financial Corporation - 2018 10-K - Page 36

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

Cincinnati Financial Corporation - 2018 10-K - Page 37

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

Cincinnati Financial Corporation - 2018 10-K - Page 38

We may not be able to successfully or timely complete the transaction to acquire MSP Underwriting Limited.
On October 11, 2018, we entered into an agreement with Münchener Rückversicherungs Gesellschaft AG (Munich Re) for the sale and purchase of the entire issued share capital of MSP Underwriting Limited, pursuant to which we agreed to purchase, and Munich Re agreed to sell, all of the issued and outstanding share capital of MSP and its subsidiaries, which includes the Lloyds' managing agent, Beaufort Underwriting Agency Limited for Lloyd's Syndicate 318.

The transaction may not be completed, or may not be completed in the time frame, on the terms or in the manner currently anticipated. The completion of the transaction is subject to the satisfaction or waiver of customary closing conditions, such as receipt of certain regulatory approvals. There can be no assurance that the conditions to closing of the transaction will be satisfied or waived or that other events will not intervene to delay or result in the failure to close the transaction. In addition, the agreement may be terminated prior to closing if certain closing conditions are not satisfied, including receipt of the previously referenced regulatory approvals, on or prior to April 11, 2019.

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
Following the completion of the transaction, we will have international operations that could expose the company to a number of additional risks. These risks include restrictions such as price controls, capital controls, currency exchange limits, ownership limits and other restrictive or anti-competitive governmental actions or requirements, which could have an adverse effect on the company’s business and reputation. The company’s business activities outside the United States could also be subject to political and economic risks, including foreign currency and credit risk. Additionally, MSP’s operations will expand the products offered by us.

Additionally, following the closing of the transaction, business activities outside the United States will subject the company to additional domestic and foreign laws and regulations, including the Foreign Corrupt Practices Act, the UK Bribery Act and similar laws in other countries that prohibit the making of improper payments to foreign officials. In addition, insurers in the United Kingdom (including managing agents and members of Lloyd’s of London) are subject to Solvency II and the UK regulatory regime, which itself includes rules promulgated by Lloyd's of London. Although the company has policies and controls in place that are designed to ensure compliance with these laws and regulatory requirements, if those controls are ineffective and an employee or intermediary fails to comply with applicable laws and regulations, the company could suffer civil and criminal penalties and the company’s business and reputation could be adversely affected. Some countries have laws and regulations that lack clarity and, even with local expertise and effective controls, it can be difficult to determine the exact requirements of, and potential liability under, the local laws. Failure to comply with local laws in a particular market may result in substantial liability and could have a significant and negative effect not only on the company’s business in that market but also on the company’s reputation generally.

Business activities at MSP will be subject to approval by Lloyd's of a business plan each year. There is risk that plans will not be approved or will be limited. As a Lloyd’s managing agent and syndicate, MSP is exposed to various risks and uncertainties associated with Lloyd's, including its obligation to maintain funds at Lloyd’s to support its underwriting activities and periodic assessment of its capital, governance and other aspects of its business.

Cincinnati Financial Corporation - 2018 10-K - Page 39

Recent developments relating to the United Kingdom’s referendum vote in favor of leaving the European Union could adversely affect MSP’s operations following the closing of the transaction.
The UK held a referendum on June 23, 2016, in which a majority of voters voted for the UK’s withdrawal from the European Union (Brexit). Because of this vote, the terms of the UK’s withdrawal from the European Union and the relationship between the UK and the European Union going forward is currently being negotiated, including the terms of trade between them. The ultimate impact of Brexit is uncertain and will depend on any agreements that the UK makes to retain access to European Union markets. Brexit could also lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which European Union laws to replace or replicate. These or other adverse consequences from Brexit could adversely affect the operations and business opportunities of MSP, following the closing of the transaction.

With a view to mitigating the potential effects of Brexit on business underwritten through Lloyd’s, as has been publicly announced, Lloyd’s has set up an insurance company subsidiary in Belgium, with the intention of underwriting European Economic Area insurance business via that subsidiary (where required) beginning on January 1, 2019. It is not possible at this stage to determine how effective this proposed Brexit contingency plan will be.

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

In addition, we are subject to credit risk with respect to our reinsurers. Although we purchase reinsurance to manage our risks and exposures to losses, this reinsurance does not discharge our direct obligations under the policies we write. We would remain liable to our policyholders even if we were unable to recover what we believe we are entitled to receive under our reinsurance contracts. Reinsurers might refuse or fail to pay losses that we cede to them, or they might delay payment. For long-tail claims, the creditworthiness of our reinsurers may change before we can recover amounts to which we are entitled. A reinsurer’s insolvency, inability or unwillingness to make payments under the terms of its reinsurance agreement with our insurance subsidiaries could have a material adverse effect on our financial position, results of operations or cash flows.

Please see Item 7, Liquidity and Capital Resources, 2019 Reinsurance Ceded Programs, for a discussion of selected reinsurance transactions.

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

Cincinnati Financial Corporation - 2018 10-K - Page 40

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

We are required to adopt new or revised accounting standards issued by recognized authoritative organizations, including the Financial Accounting Standards Board (FASB) and the SEC. Future changes required to be adopted could change the current accounting treatment that we apply and could result in material adverse effects on our results of operations, financial position or cash flows.

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

Cincinnati Financial Corporation - 2018 10-K - Page 41

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

Dividends received from our insurance subsidiary are restricted by the insurance laws of Ohio, its domiciliary state. These laws establish minimum solvency and liquidity thresholds and limits. In 2019, the maximum dividend that may be paid without prior regulatory approval is limited to the greater of 10 percent of statutory capital and surplus or 100 percent of statutory net income for the prior calendar year, up to the amount of statutory unassigned capital and surplus as of the end of the prior calendar year. Dividends exceeding these limitations may be paid only with prior approval of the Ohio Department of Insurance. We might not be able to receive dividends from our insurance subsidiary, or we might not receive dividends in the amounts necessary to meet our debt obligations or to pay dividends on our common stock without liquidating securities. This could affect our financial position.

Please see Item 1, Regulation, and Item 8, Note 9 of the Consolidated Financial Statements, for a discussion of insurance holding company dividend regulations.

Cincinnati Financial Corporation - 2018 10-K - Page 42

ITEM 1B.    Unresolved Staff Comments
None

ITEM 2.    Properties
Cincinnati Financial Corporation owns our headquarters building located on 102 acres of land in Fairfield, Ohio. This building has 1,508,200 square feet of total space. The property, including land is recorded in our financial statements at $131 million at December 31, 2018, and is classified as land, building and equipment, net, for company use. John J. & Thomas R. Schiff & Co. Inc., a related party, occupies 6,750 square feet (less than 1 percent). This property is used for the operations described in the Consolidated Financial Statements and accompanying Notes.

Cincinnati Financial Corporation owns Gilmore Pointe, located on the northwest corner of our headquarters property. This four-story building contains approximately 103,000 square feet of usable space. The property is recorded in the financial statements at $6 million at December 31, 2018, and is classified as investment property in Other Invested Assets, net. At December 31, 2018, unaffiliated tenants occupied 88 percent, Cincinnati Financial affiliates occupy 12 percent.

The Cincinnati Insurance Company owns the CFC Winton Center used for multiple operations with approximately 48,000 square feet of total space, located approximately six miles from our headquarters. The property, including land, is recorded in our financial statements at $9 million at December 31, 2018, and is classified as land, building and equipment, net, for company use.

ITEM 3.    Legal Proceedings
Neither the company nor any of our subsidiaries is involved in any material litigation other than ordinary, routine litigation incidental to the nature of its business.

ITEM 4.    Mine Safety Disclosures
This item is not applicable to the company.

Cincinnati Financial Corporation - 2018 10-K - Page 43

Part II

ITEM 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Cincinnati Financial Corporation had approximately 150,000 shareholders of record as of December 31, 2018. While approximately 13,000 shareholders are registered, the majority of shareholders are beneficial owners whose shares are held in “street name” by brokers and institutional accounts. We believe many of our independent agent representatives and most of the 4,999 associates of our subsidiaries own the company’s common stock. Our common shares are traded under the symbol CINF on Nasdaq.

We discuss the factors that affect our ability to pay cash dividends and repurchase shares in Item 7, Liquidity and Capital Resources. Regulatory restrictions on dividends our insurance subsidiary can pay to the parent company are discussed in Item 8, Note 9 of the Consolidated Financial Statements.

The following summarizes securities authorized for issuance under our equity compensation plans as of December 31, 2018:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights at December 31, 2018	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)) at December 31, 2018
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,273,815	$56.08	9,709,209
Equity compensation plans not approved by security holders	—	—	—
Total	3,273,815	$56.08	9,709,209

The number of securities remaining available for future issuance includes: 8,570,563 shares available for issuance under the Cincinnati Financial Corporation 2016 Stock Compensation Plan (the 2016 Plan), 838,646 shares available for issuance under the Cincinnati Financial Corporation 2012 Stock Compensation Plan (the 2012 Plan), and 300,000 shares available for issuance of share grants under the Director’s Stock Plan of 2018. The number of securities remaining available for future issuance assumes the number of securities to be issued from performance-based awards are issued at the target-level performance level. Both the 2016 Plan and 2012 Plan allow for issuance of stock options, service-based or performance-based restricted stock units, stock appreciation rights or other equity-based grants. Awards other than stock options granted from the 2016 and 2012 plans are counted as three shares against the plan for each one share of common stock actually issued. Additional information about share-based associate compensation granted under our equity compensation plans is available in Item 8, Note 17 of the Consolidated Financial Statements.

Cincinnati Financial Corporation - 2018 10-K - Page 44

The following summarizes shares purchased under our repurchase programs:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1-31, 2018	—	$—	—	15,476,785
November 1-30, 2018	—	—	—	15,476,785
December 1-31, 2018	—	—	—	15,476,785
Totals	—	—	—

We did not sell any of our shares that were not registered under the Securities Act during 2018. Our repurchase program was expanded on October 22, 2007, to increase our repurchase authorization to approximately 13 million shares. Our repurchase program does not have an expiration date. On January 26, 2018, an additional 15 million shares were authorized, resulting in 15,476,785 shares available for purchase under our program at December 31, 2018.

Cincinnati Financial Corporation - 2018 10-K - Page 45

Cumulative Total Return
As depicted in the graph below, the five-year total return on a $100 investment made December 31, 2013, assuming the reinvestment of all dividends, was 74.6 percent for Cincinnati Financial Corporation’s common stock compared with 71.2 percent for the S&P Composite 1500 Property & Casualty Insurance Index and 50.3 percent for the S&P 500 Index.

The S&P Composite 1500 Property & Casualty Insurance Index included 26 companies at year-end 2018: The Allstate Corporation, Ambac Financial Group Inc., AMERISAFE Inc., Aspen Insurance Holdings Limited, Chubb Limited, Cincinnati Financial Corporation, Employers Holdings Inc., First American Financial Corporation, The Hanover Insurance Group Inc., HCI Group Inc., James River Group Holdings Ltd., Kemper Corporation, Mercury General Corporation, The Navigators Group Inc., Old Republic International Corporation, ProAssurance Corporation, The Progressive Corporation, RLI Corp., Safety Insurance Group Inc., Selective Insurance Group Inc., Stewart Information Services Corporation, The Travelers Companies Inc., United Fire Group Inc., United Insurance Holdings Corp., Universal Insurance Holdings Inc. and W. R. Berkley Corporation.

The S&P 500 Index includes a representative sample of 500 leading companies in a cross section of industries of the U.S. economy. Although this index focuses on the large capitalization segment of the market, it is widely viewed as a proxy for the total market.

The following graph depicts $100 invested on December 31, 2013, in stock or index, including reinvestment of dividends. The years shown represent each respective fiscal year ending December 31.

Comparison of Five-Year Cumulative Total Return

Cincinnati Financial Corporation - 2018 10-K - Page 46

ITEM 6.    Selected Financial Data

(In millions, except per share data and shares outstanding in thousands)	Years ended December 31,
	2018	2017	2016	2015	2014
Consolidated Income Statement Data
Earned premiums	$5,170	$4,954	$4,710	$4,480	$4,243
Investment income, net of expenses	619	609	595	572	549
Investment gains and losses, net *	(402)	148	124	70	133
Total revenues	5,407	5,732	5,449	5,142	4,945
Net income	287	1,045	591	634	525
Net income per common share:
Basic	$1.76	$6.36	$3.59	$3.87	$3.21
Diluted	1.75	6.29	3.55	3.83	3.18
Cash dividends per common share:
Ordinary declared	2.12	2.00	1.92	1.84	1.76
Ordinary paid	2.09	1.98	1.90	1.82	1.74
Special declared and paid	—	0.50	—	0.46	—
Diluted weighted average shares	164.5	166.0	166.5	165.6	165.1
Consolidated Balance Sheet Data
Total investments	$16,732	$17,051	$15,500	$14,423	$14,386
Net unrealized investment portfolio gains	2,598	3,540	2,625	2,094	2,719
Deferred policy acquisition costs	738	670	637	616	578
Total assets	21,935	21,843	20,386	18,888	18,748
Gross loss and loss expense reserves	5,707	5,273	5,085	4,718	4,485
Life policy and investment contract reserves	2,779	2,729	2,671	2,583	2,497
Long-term debt	788	787	787	786	786
Shareholders' equity	7,833	8,243	7,060	6,427	6,573
Book value per share	48.10	50.29	42.95	39.20	40.14
Shares outstanding	162,843	163,899	164,387	163,944	163,747
Value creation ratio	(0.1)%	22.9%	14.5%	3.4%	12.6%
Consolidated Property Casualty Operations Data
Earned premiums	$4,920	$4,722	$4,482	$4,271	$4,045
Unearned premiums	2,515	2,403	2,306	2,200	2,081
Gross loss and loss expense reserves	5,646	5,219	5,035	4,660	4,438
Investment income, net of expenses	401	392	384	368	358
Loss and loss expense ratio	65.5%	66.4%	63.8%	60.2%	65.0%
Underwriting expense ratio	30.9	31.1	31.0	30.9	30.6
Combined ratio	96.4%	97.5%	94.8%	91.1%	95.6%

We retrospectively adopted ASU 2015-15, Interest-Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, as of December 31, 2015. All prior year information has been restated.

*
Investment gains and losses are integral to our financial results over the long term, but our substantial discretion in the timing of investment sales may cause this value to fluctuate substantially. Also, applicable accounting standards require us to recognize gains and losses from changes in fair values of equity securities and changes in embedded derivatives without actual realization of those gains and losses. We discuss investment gains and losses for the past three years in Item 7, Investments Results.

Cincinnati Financial Corporation - 2018 10-K - Page 47

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

Through The Cincinnati Insurance Company, Cincinnati Financial Corporation is one of the 25 largest property casualty insurers in the nation, based on net written premium volume for the first nine months of 2018, among approximately 2,000 U.S. stock and mutual insurer groups. We market our insurance products through a select group of independent insurance agencies in 42 states as discussed in Item 1, Our Business and Our Strategy.

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

Cincinnati Financial Corporation - 2018 10-K - Page 48

Executive Summary
Our value creation ratio, defined above, is our primary performance target. VCR trends are shown in the table below.

	One year	Three-year % average	Five-year % average
Value creation ratio:
As of December 31, 2018	(0.1)%	12.4%	10.7%
As of December 31, 2017	22.9	13.6	13.9
As of December 31, 2016	14.5	10.2	11.8

We are targeting an annual value creation ratio averaging 10 percent to 13 percent over the next five-year period. At negative 0.1 percent for 2018, we were significantly below the low end of that range, but were within the range for the three-year and five-year periods that ended in December 2018.

The table below shows the primary components of our value creation ratio on a percentage basis. Analysis of the components aids understanding of our financial performance. Our financial results are further analyzed in the Corporate Financial Highlights section below.

	Years ended December 31,
	2018	2017	2016
Value creation ratio major components:
Net income before investment gains	7.4%	13.5%	7.9%
Change in fixed-maturity securities, realized and unrealized gains	(3.2)	1.1	(0.2)
Change in equity securities, investment gains	(3.8)	8.6	6.8
Other	(0.5)	(0.3)	0.0
Value creation ratio	(0.1)%	22.9%	14.5%

The 2018 value creation ratio decreased by 23.0 percentage points, compared with 2017, and again included a significant contribution of operating results. VCR in 2018 included a 0.7 percent contribution from certain non-recurring items, including the impact of various tax accounting method changes. VCR in 2017 included a 7.0 percent contribution from a tax benefit due to net deferred income tax liability revaluation related to U.S. tax reform. The 2018 ratio decrease reflected a decline in market valuation, with reductions of 12.4 percentage-points from our equity securities investment portfolio and 4.3 points from our fixed-maturity securities investment portfolio. The 2017 value creation ratio was 8.4 percentage points higher than in 2016, reflecting the 7.0 percent tax benefit noted above and a 3.1 point increase in the contribution from realized gains plus the change in unrealized gains from our investment portfolios in aggregate.

Cincinnati Financial Corporation - 2018 10-K - Page 49

We believe our value creation ratio is a useful measure. With the continuation of economic and market uncertainty in recent years, the long-term nature of this measure provides a meaningful measure of our long-term progress in creating shareholder value. The table below shows calculations for VCR.

(Dollars are per share)	Years ended December 31,
	2018	2017	2016
Value creation ratio:
End of period book value*	$48.10	$50.29	$42.95
Less beginning of period book value	50.29	42.95	39.20
Change in book value	(2.19)	7.34	3.75
Dividend declared to shareholders	2.12	2.50	1.92
Total value creation	$(0.07)	$9.84	$5.67

Value creation ratio from change in book value**	(4.3)%	17.1%	9.6%
Value creation ratio from dividends declared to shareholders***	4.2	5.8	4.9
Value creation ratio	(0.1)%	22.9%	14.5%

* Book value per share is calculated by dividing end of period total shareholders' equity by end of period shares outstanding
** Change in book value divided by the beginning of year book value
*** Dividend declared to shareholders divided by beginning of year book value

When looking at our longer-term objectives, we see three primary performance drivers for our value creation ratio:

•
Premium growth – We believe over any five-year period our agency relationships and initiatives can lead to a property casualty written premium growth rate that exceeds the industry average. The compound annual growth rate of our net written premiums was 5.3 percent over the five-year period 2014 through 2018, slightly exceeding the 5.1 percent estimated growth rate for the property casualty insurance industry, with 2018 representing industry data reported through the first nine months of 2018. The industry’s growth rate excludes its mortgage and financial guaranty lines of business.

•
Combined ratio – We believe our underwriting philosophy and initiatives can drive performance to achieve our underwriting profitability target of a GAAP combined ratio over any five-year period that consistently averages within the range of 95 percent to 100 percent. Our GAAP combined ratio averaged 95.1 percent over the five-year period 2014 through 2018, near the more favorable end of the performance target range. Performance as measured by the combined ratio is discussed in Consolidated Property Casualty Insurance Results. Our statutory combined ratio averaged 94.7 percent over the five-year period 2014 through 2018, compared with an estimated 99.9 percent for the property casualty industry, with 2018 representing industry data reported through the first nine months of 2018. The industry’s ratio again excludes its mortgage and financial guaranty lines of business.

•
Investment contribution – We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year total return of the S&P 500 Index.

◦	Investment income growth, on a pretax basis, had a compound annual growth rate of 3.2 percent over the five-year period 2014 through 2018.

◦
Over the five years ended December 31, 2018, our equity portfolio compound annual total return was 8.4 percent compared with a compound annual total return of 8.5 percent for the Index. Our equity portfolio favors larger-capitalization, high-quality, dividend growing stocks with a slight value orientation. In recent years, returns for this type of stocks have generally lagged the broader market. For the year 2018, our annual equity portfolio total return was negative 3.3 percent, compared with negative 4.2 percent for the Index.

The board of directors is committed to rewarding shareholders directly through cash dividends and share repurchase authorizations. Through 2018, the company has increased the annual cash dividend rate for 58 consecutive years, a record we believe is matched by only seven other publicly traded U.S. companies. In addition to regular dividends, strong capital and excellent company performance provided opportunities to further reward shareholders with special dividends paid in December 2017. The board regularly evaluates relevant factors in dividend-related decisions, and the 2018 increase to the regular dividend reflected confidence in our strong

Cincinnati Financial Corporation - 2018 10-K - Page 50

capital, liquidity and financial flexibility, as well as progress through our initiatives to improve earnings performance while growing insurance premium revenues. We discuss our financial position in more detail in Liquidity and Capital Resources.

Corporate Financial Highlights
In addition to the value creation ratio discussion and analysis in the Executive Summary, we further analyze our financial results in the sections below.

Balance Sheet Data

(Dollars in millions, except share data)	At December 31,	At December 31,
	2018	2017
Total investments	$16,732	$17,051
Total assets	21,935	21,843
Short-term debt	32	24
Long-term debt	788	787
Shareholders' equity	7,833	8,243
Book value per share	48.10	50.29
Debt-to-total-capital ratio	9.5%	9.0%

Total investments decreased by 2 percent during 2018 on a fair value basis, with a decrease in our securities portfolio valuation that offset a 4 percent increase in its cost basis. Entering 2019, we believe the portfolio continues to be well diversified and is well positioned to withstand short-term fluctuations. We discuss our investment strategy in Item 1, Investments Segment, and results for the segment in Investments Results. Total assets rose less than 1 percent. Shareholders’ equity decreased by 5 percent and book value per share decreased by 4 percent, for reasons discussed in the preceding Executive Summary.

The amount of our debt obligations increased by $9 million in 2018, compared with 2017. Our 9.5 percent ratio of debt to total capital (debt plus shareholders’ equity) at year-end 2018 increased by 0.5 percentage points compared with the prior-year ratio.

Income Statement and Per Share Data

(In millions, except per share data)	Years ended December 31,			2018-2017	2017-2016
	2018	2017	2016	Change %	Change %
Earned premiums	$5,170	$4,954	$4,710	4	5
Investment income, net of expenses (pretax)	619	609	595	2	2
Investment gains and losses, net (pretax)	(402)	148	124	nm	19
Total revenues	5,407	5,732	5,449	(6)	5
Net income	287	1,045	591	(73)	77
Comprehensive income	24	1,648	940	(99)	75
Net income per share - diluted	1.75	6.29	3.55	(72)	77
Cash dividends declared per share	2.12	2.50	1.92	(15)	30
Diluted weighted average shares outstanding	164.5	166.0	166.5	(1)	0

Net income in 2018 decreased $758 million or 73 percent compared with 2017, largely due to a $495 million benefit in 2017 from net deferred income tax liability revaluation due to U.S. tax reform and a $413 million decrease for 2018 in net investment gains after taxes. The 2018 decrease in net income was partially offset by an increase in property casualty underwriting income of $64 million after taxes, as discussed below, and a $57 million increase in investment income after taxes. Our investment operation’s performance is discussed further in Investments Results. Net income in 2018 also included a $56 million benefit from certain other non-recurring items, primarily the impact of various tax accounting method changes as disclosed in Item 8, Note 11 of the Consolidated Financial Statements.

Cincinnati Financial Corporation - 2018 10-K - Page 51

Net income increased $454 million in 2017, compared with 2016, primarily due to a $495 million benefit from net deferred income tax liability revaluation due to U.S. tax reform.

As discussed in Investments Results, we reported a net investment loss in 2018, primarily due to unfavorable changes in fair values of equity securities even though we continued to hold the securities. For both 2017 and 2016 we reported investment gains, largely due to investment sales that were discretionary in timing and amount.

Contribution from Insurance Operations

(Dollars in millions)	Years ended December 31,			2018-2017	2017-2016
	2018	2017	2016	Change %	Change %
Consolidated property casualty data:
Net written premiums	$5,030	$4,840	$4,580	4	6
Earned premiums	4,920	4,722	4,482	4	5
Underwriting profit	186	128	242	45	(47)

				Pt. Change	Pt. Change
GAAP combined ratio	96.4%	97.5%	94.8%	(1.1)	2.7
Statutory combined ratio	96.0	97.2	94.5	(1.2)	2.7
Written premium to statutory surplus	1.0	1.0	1.0	0.0	0.0

Property casualty net written premiums and earned premiums each grew 4 percent in 2018, reflecting average renewal price increases, a higher level of insured exposures and premium growth initiatives. Premium growth rates in 2018 were less than in 2017. Trends and related factors are discussed in Commercial Lines, Personal Lines and Excess and Surplus Lines Insurance Results, respectively.

Our property casualty insurance operations generated underwriting profits for each of the three years ending in 2018. The $58 million improvement in 2018, compared with 2017, included a $7 million increase in losses from natural catastrophe events and and $48 million more benefit from net favorable reserve development on prior accident years. The $114 million decrease in 2017, compared with 2016, included a $4 million increase in losses from natural catastrophe events and less benefit from net favorable reserve development on prior accident years.

We measure property casualty underwriting profitability primarily by the combined ratio. Our combined ratio measures the percentage of each earned premium dollar spent on claims plus all expenses related to our property casualty operations, all on a pretax basis. A lower ratio indicates more favorable results and better underlying performance. A ratio below 100 percent represents an underwriting profit. Initiatives to improve our combined ratio are discussed in Item 1, Our Business and Our Strategy, Strategic Initiatives. In 2018, 2017 and 2016, favorable development on reserves for claims that occurred in prior accident years helped offset other incurred losses and loss expenses. Reserve development is discussed further in Property Casualty Loss and Loss Expense Obligations and Reserves. Losses from weather-related catastrophes are another important item influencing the combined ratio and are discussed along with other factors in Financial Results for our property casualty business and related segments.

Our life insurance segment reported an $8 million profit in 2018 and a $1 million loss in 2017. We discuss results for the segment in Life Insurance Results. Most of this segment’s investment income is included in our investments segment results. In addition to investment income, investment gains from the life insurance investment portfolio are also included in our investments segment results.

Cincinnati Financial Corporation - 2018 10-K - Page 52

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

Cincinnati Financial Corporation - 2018 10-K - Page 53

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

For some lines of business that we write, a considerable and uncertain amount of time can elapse between the occurrence, reporting and payment of insured claims. The amount we will actually have to pay for such claims also can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate. Gross loss and loss expense reserves were $5.646 billion at year-end 2018 compared with $5.219 billion at year-end 2017.

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

Cincinnati Financial Corporation - 2018 10-K - Page 54

Depending on the nature of the event, available claims intelligence could include surveys of field claims associates within the affected geographic area, feedback from a catastrophe claims team sent into the area, as well as data on claims reported as of the financial statement date. To determine whether an event is designated as a catastrophe, we generally use the catastrophe definition provided by Property Claims Service (PCS), a division of Insurance Services Office. PCS defines a catastrophe as an event that causes countrywide damage of $25 million or more in insured property losses and affects a significant number of policyholders and insureds.

•
For events designated as natural catastrophes resulting in losses incurred related to our reinsurance assumed operations, Cincinnati Re, we calculate IBNR reserves for losses incurred separately from losses related to direct premiums. That process begins with a review of our occurrence and aggregate in-force reinsurance limits for our portfolio of ceding companies likely to be affected by such events. Using third party catastrophe models combined with our own proprietary adjustments, we model a range of stochastic and scenario events for each ceding company to make an initial estimate of potential losses. Consideration of industry loss estimates promulgated by a variety of third parties provides a base to perform a market share loss analysis for each ceding company. We obtain loss estimates from ceding companies based on their view of losses, which includes their claim reports, actual claim payments and reserve estimates. Based on these data points, we estimate ultimate losses that we reinsure for each ceding company. We then benchmark individual ceding company reports against what we expected and use this information across our portfolio to refine our ultimate loss estimates. Once known payments and reserves are reported by individual ceding companies, we establish case reserves by reinsurance treaty. IBNR reserves are then calculated as the difference between the estimate of the ultimate loss and loss expenses incurred for each catastrophe event, reduced by the sum of total loss and loss expense payments and total case reserves. Incurred losses from catastrophe events for Cincinnati Re can include non-U.S. experience reported by the ceding companies, in addition to events designated as catastrophes by PCS.

•
For asbestos and environmental claims, we calculate IBNR reserves by deriving an actuarially-based estimate of total unpaid loss and loss expenses. We then reduce the estimate by total case reserves. We discuss the reserve analysis that applies to asbestos and environmental reserves in Liquidity and Capital Resources, Asbestos and Environmental Loss and Loss Expense Reserves.

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

Cincinnati Financial Corporation - 2018 10-K - Page 55

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

Cincinnati Financial Corporation - 2018 10-K - Page 56

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

Cincinnati Financial Corporation - 2018 10-K - Page 57

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

(Dollars in millions)	Net loss and loss expense range of reserves
	Carried reserves	Low point	High point	Standard error	Net income effect

At December 31, 2018
Total	$5,408	$5,037	$5,481	$222	$175

Commercial casualty	$2,181	$1,876	$2,358	$241	$190
Commercial property	342	317	364	24	19
Commercial auto	690	649	714	32	25
Workers' compensation	959	812	995	91	72
Personal auto	329	298	329	15	12
Homeowners	169	161	178	8	6

Life Policy and Investment Contract Reserves
We establish the reserves for traditional life insurance policies based on expected expenses, mortality, morbidity, withdrawal rates and investment yields, including a provision for uncertainty. Once these assumptions are established, they generally are maintained throughout the lives of the contracts. We use both our own experience and industry experience adjusted for historical trends in arriving at our assumptions for expected mortality and morbidity. We use our own experience and historical trends for setting our assumptions for expected withdrawal rates and expenses. We base our assumptions for expected investment income on our own experience adjusted for current and future expected economic conditions.

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

Asset Impairment
Our investment portfolio is our largest asset. We monitor the fixed-maturity portfolio and all other assets for signs of other-than-temporary or permanent impairment. We monitor decreases in the fair value of invested assets; an accumulation of company costs in excess of the amount originally expected to acquire or construct an asset; uncollectability of all receivable assets; or other factors such as bankruptcy, deterioration of creditworthiness, failure to pay interest; signs indicating that the receivable carrying amount may not be recoverable; and changes in legal factors or in the business climate.

The application of our impairment policy resulted in other-than-temporary impairment (OTTI) charges that reduced our income before income taxes by $5 million in 2018, $9 million in 2017 and $2 million in 2016. OTTI losses represent noncash charges to income and are reported as investment losses.

Our internal investment portfolio managers monitor their assigned portfolios. If a fixed-maturity security is valued below amortized cost, the portfolio managers undertake additional reviews. Such declines often occur in conjunction with events taking place in the overall economy and market, combined with events specific to the industry or operations of the issuing organization. Managers review quantitative measurements such as a declining trend in fair value, the extent of the fair value decline and the length of time the value of the security has been depressed, as well as qualitative measures such as pending events, credit ratings and issuer liquidity. We are even more proactive

Cincinnati Financial Corporation - 2018 10-K - Page 58

when these declines in valuation are greater than might be anticipated when viewed in the context of overall economic and market conditions. We provide information about valuations of our invested assets in Item 8, Note 2 of the Consolidated Financial Statements.

All fixed-maturity securities valued below 100 percent of amortized cost are reported to the asset impairment committee for evaluation. When evaluating for OTTI, the committee considers the company’s intent and ability to retain a security for a period adequate to recover its cost.

Fixed-security securities that have previously been other-than-temporarily impaired are evaluated based on their adjusted cost or amortized cost and further written down if deemed appropriate. We provide detailed information about fixed-maturity securities fair valued in a continuous loss position at year-end 2018 in Item 7A, Application of Asset Impairment Policy.

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

Fixed-maturity securities considered to have a temporary decline would be expected to recover their amortized cost, which may be at maturity. Under the same accounting treatment as fair value gains, temporary declines (changes in the fair value of these fixed-maturity securities) are reflected in shareholders’ equity on our Consolidated Balance Sheets in accumulated other comprehensive income (AOCI), net of tax, and have no impact on net income.

Cincinnati Financial Corporation - 2018 10-K - Page 59

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

Level 1 and Level 2 Valuation Techniques
Over 99 percent of the $16.609 billion of securities in our investment portfolio at year-end 2018, measured at fair value, are classified as Level 1 or Level 2. Financial assets that fall within Level 1 and Level 2 are priced according to observable data from identical or similar securities that have traded in the marketplace. Also within Level 2 are securities that are valued by outside services or brokers where we have evaluated and verified the pricing methodology and determined that the inputs are observable.

Level 3 Valuation Techniques
At December 31, 2018, total Level 3 assets were less than 1 percent of our investment portfolio measured at fair value. Financial assets that fall within the Level 3 hierarchy are valued based upon unobservable market inputs, normally because they are not actively traded on a public market. Pricing for each Level 3 security is based upon inputs that are market driven, including quotes from brokers or other external sources. We placed in the Level 3 hierarchy securities for which we were unable to obtain the pricing methodology or we could not consider the price provided as binding. Pricing for securities classified as Level 3 could not be corroborated by similar securities priced using observable inputs.

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

Key assumptions used in developing the benefit obligation at year-end 2018 for our qualified plan were a 4.34 percent discount rate and rates of compensation increases ranging from 2.25 percent to 3.25 percent. To determine the discount rate, a theoretical settlement portfolio of high-quality, rated corporate bonds was chosen to provide payments approximately matching the plan’s projected benefit payments. A single interest rate was determined, resulting in a discounted value of the plan’s benefit payments that equates to the market value of the selected bonds. The discount rate is reflective of current market interest rate conditions and our plan's liability characteristics.

Cincinnati Financial Corporation - 2018 10-K - Page 60

Key assumptions used in developing the 2018 net pension expense for our qualified plan were a 3.73 percent discount rate, a 7.25 percent expected return on plan assets and rates of compensation increases ranging from 2.75 percent to 3.25 percent.

In 2018, the net pension expense was $5 million. In 2019, we expect the net pension expense to be approximately $3 million.

Holding all other assumptions constant, a 0.5 percentage-point decrease in the discount rate would increase our 2019 income before income taxes by less than $1 million. A 0.5 percentage-point decrease in the expected return on plan assets would decrease our 2019 income before income taxes by approximately $1 million.

The fair value of the plan assets exceeded the accumulated benefit obligation by $21 million and $23 million at year-end 2018 and 2017, respectively. The fair value of the plan assets equaled the projected plan benefit obligation at year-end 2018 and was $6 million less than the projected plan benefit obligation at year-end 2017, respectively. Market conditions and interest rates significantly affect future assets and liabilities of the pension plan.

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

For life insurance policies, acquisition costs are amortized into income in proportion to premium revenue, benefit base or in accordance with the recognition of gross profit from the contract, depending on the policy type. These costs are principally agent commissions and underwriting costs related to successful contract acquisition. We analyze our acquisition cost assumptions periodically to reflect actual experience; we evaluate our deferred acquisition cost for recoverability; and we regularly conduct reviews for potential premium deficiencies or loss recognition. Changes in the amounts or timing of estimated future profits could result in adjustments to the accumulated amortization of these costs.

Recent Accounting Pronouncements
Information about recent accounting pronouncements is provided in Item 8, Note 1 of the Consolidated Financial Statements.

Cincinnati Financial Corporation - 2018 10-K - Page 61

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

We measure profit or loss for our commercial lines, personal lines, excess and surplus lines and life insurance segments based upon underwriting results (profit or loss), which represent net earned premium less loss and loss expenses, or contract holders’ benefits incurred, and underwriting expenses on a pretax basis. We also evaluate results for our consolidated property casualty insurance operations. That is the total of our standard market segments (commercial lines and personal lines), our excess and surplus lines insurance segment and our reinsurance assumed operations. For analysis of our consolidated property casualty insurance results, it is important to include our reinsurance assumed operations earned premiums, loss and loss expenses and also underwriting expenses reported as Other. Underwriting results and segment pretax operating income are not substitutes for net income determined in accordance with GAAP.

For our consolidated property casualty insurance operations as well as the insurance segments, statutory accounting data and ratios are key performance indicators that we use to assess business trends and to make comparisons to industry results, since GAAP-based industry data generally is not as readily available.

Investments held by the parent company and the investment portfolios for the insurance subsidiaries are managed and reported as the investments segment, separate from our underwriting business. Net investment income and net investment gains and losses for our investment portfolios are discussed in the Investments Results.

The calculations of segment data are described in more detail in Item 8, Note 18, of the Consolidated Financial Statements. The following sections provide analysis and discussion of results of operations for each of the five segments.

Cincinnati Financial Corporation - 2018 10-K - Page 62

Consolidated Property Casualty Insurance Results
Earned and net written premiums for our consolidated property casualty operations grew in 2018, reflecting average renewal price increases, a higher level of insured exposures and strategic initiatives for targeted growth. A key measure of property casualty profitability is underwriting profit or loss. Our 2018 underwriting profit of $186 million was $58 million more than in 2017, despite a $7 million unfavorable effect from a higher amount of natural catastrophe losses, mostly caused by severe weather. Prior accident year loss experience before catastrophes during 2018 was more favorable than in 2017, and was responsible for much of the 2018 underwriting profit increase. Improved profitability also included other factors, such as higher pricing, and our ongoing initiatives to improve pricing precision and loss experience related to claims and loss control practices. Underwriting profit trends are discussed further below.

The table below highlights property casualty results, with analysis and discussion in the sections that follow. That analysis and discussion includes sections by segment.

Overview – Three-Year Highlights

(Dollars in millions)	Years ended December 31,			2018-2017	2017-2016
	2018	2017	2016	Change %	Change %
Earned premiums	$4,920	$4,722	$4,482	4	5
Fee revenues	11	11	10	0	10
Total revenues	4,931	4,733	4,492	4	5
Loss and loss expenses from:
Current accident year before catastrophe losses	3,026	2,889	2,684	5	8
Current accident year catastrophe losses	364	368	345	(1)	7
Prior accident years before catastrophe losses	(150)	(91)	(159)	(65)	43
Prior accident years catastrophe losses	(17)	(28)	(9)	39	(211)
Loss and loss expenses	3,223	3,138	2,861	3	10
Underwriting expenses	1,522	1,467	1,389	4	6
Underwriting profit	$186	$128	$242	45	(47)

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	61.5%	61.1%	59.8%	0.4	1.3
Current accident year catastrophe losses	7.4	7.8	7.7	(0.4)	0.1
Prior accident years before catastrophe losses	(3.1)	(1.9)	(3.5)	(1.2)	1.6
Prior accident years catastrophe losses	(0.3)	(0.6)	(0.2)	0.3	(0.4)
Loss and loss expenses	65.5	66.4	63.8	(0.9)	2.6
Underwriting expenses	30.9	31.1	31.0	(0.2)	0.1
Combined ratio	96.4%	97.5%	94.8%	(1.1)	2.7

Combined ratio:	96.4%	97.5%	94.8%	(1.1)	2.7
Contribution from catastrophe losses and prior years reserve development	4.0	5.3	4.0	(1.3)	1.3
Combined ratio before catastrophe losses and prior years reserve development	92.4%	92.2%	90.8%	0.2	1.4

Performance highlights for consolidated property casualty operations include:

•
Premiums – Agency renewal written premiums rose $160 million in 2018 and represented approximately 80 percent of the growth in earned premiums and net written premiums that rose in each of our property casualty segments. The renewal premium increase was largely due to average renewal price increases and a higher level of insured exposures. Price increases with enhanced precision continue to benefit operating results.

New business written premiums produced through agencies increased $26 million in 2018, compared with 2017. Agents appointed during 2018 or 2017 produced a 2018 increase in standard lines new business of $44 million. Growth initiatives also favorably affect growth in subsequent years, particularly as newer agency relationships mature over time.

Cincinnati Financial Corporation - 2018 10-K - Page 63

Net written premiums increased $33 million in 2018 from expansion of reinsurance assumed operations, known as Cincinnati ReSM. Cincinnati Re assumes risks through reinsurance treaties and in some cases cedes part of the risk and related premiums to one or more unaffiliated reinsurance companies through transactions known as retrocessions. In 2018, earned premiums for Cincinnati Re totaled $132 million.
Other written premiums consist primarily of premiums ceded to reinsurers as part of our ceded reinsurance program and in total contributed $29 million less in 2018 to net written premiums than in 2017. An increase in ceded premiums, other than Cincinnati Re premiums, reduced net written premium growth by $8 million in 2018, compared with 2017.
The table below analyzes premium revenue components and trends.

(Dollars in millions)	Years ended December 31,			2018-2017	2017-2016
	2018	2017	2016	Change %	Change %
Agency renewal written premiums	$4,358	$4,198	$4,072	4	3
Agency new business written premiums	652	626	551	4	14
Cincinnati Re net written premiums	158	125	71	26	76
Other written premiums	(138)	(109)	(114)	(27)	4
Net written premiums	5,030	4,840	4,580	4	6
Unearned premium change	(110)	(118)	(98)	7	(20)
Earned premiums	$4,920	$4,722	$4,482	4	5

•
Combined ratio – The 2018 combined ratio improved by 1.1 percentage points compared with 2017, including a 0.1 percentage-point decrease in the ratio for natural catastrophe losses. The 2018 ratio for current accident year losses and loss expenses before catastrophes increased by 0.4 percentage points, in part due to an increase in commercial lines large losses for new losses above $1 million described below, and partially offset what we believe are improvements to some of our loss experience due to recent-year initiatives to improve pricing precision and claims and loss control practices. The remainder of the 2018 combined ratio decrease included 1.2 percentage-points more benefit in the ratio for prior accident year losses and loss expenses before catastrophes. We further discuss ratios related to reserve development in the sections that follow the Catastrophe Losses Incurred table below.

Our statutory combined ratio was 96.0 percent in 2018 compared with 97.2 percent in 2017 and 94.5 percent in 2016. The estimated statutory combined ratio for the property casualty industry, with the industry’s ratio excluding its mortgage and financial guaranty lines of business and based on industry data reported through the first nine months of 2018, was 97.6 percent in 2018, 105.1 percent in 2017 and 100.9 percent in 2016. The contribution of catastrophe losses to our statutory combined ratio was 7.1 percentage points in 2018, 7.2 percentage points in 2017 and 7.5 percentage points in 2016, compared with industry estimates of 5.1, 8.8 and 4.7 percentage points, respectively, with 2018 representing industry data reported through the first nine months of 2018. Components of the combined ratio are discussed below.
Catastrophe loss trends are an important factor in assessing trends for overall underwriting results. Our 10-year historical annual average contribution of catastrophe losses to the combined ratio was 6.8 percentage points at December 31, 2018. Our five-year average was 6.2 percentage points.

For our property catastrophe occurrence and aggregate excess of loss treaty that became effective in July 2018, we can recover catastrophe loss amounts up to $50 million in excess of net $125 million per occurrence for combined business written on a direct basis and by Cincinnati Re, $25 million in excess of $32 million for the aggregation of Cincinnati Re catastrophe occurrences subject to certain deductibles, $50 million in excess of $10 million for business written on a direct basis for the loss perils of earthquake, brushfire and wildfire in certain western states, or various combinations of occurrences with coverage up to the $50 million aggregate limit. The aggregate limit is $25 million if covered losses pertain only to Cincinnati Re. The aggregate recovery from reinsurers providing this coverage totaled $36 million for incurred losses in 2018, after considering all applicable deductibles. The Cincinnati Re portion of the aggregate recovery totaled $21 million. The aggregate recovery was from two events during 2018, both wildfires in California.

The following table shows catastrophe losses incurred for the past two calendar years, net of reinsurance, as well as the effect of loss development on prior period catastrophe reserves. We individually list declared catastrophe events for which our incurred losses reached or exceeded $10 million.

Cincinnati Financial Corporation - 2018 10-K - Page 64

Catastrophe Losses Incurred

(Dollars in millions, net of reinsurance)					Excess
			Commercial	Personal	and surplus	Cincinnati
Dates	Events	Regions	lines	lines	lines	Re	Total
2018
Jan. 8-10	Flood, Wind	West	$—	$10	$—	$—	$10
Mar. 1-3	Freezing, Ice, Snow, Wind	Northeast, South	5	5	—	—	10
Mar. 18-21	Flood, Hail, Wind	South	19	7	1	—	27
Apr. 13-17	Flood, Hail, Wind	Midwest, Northeast, South	20	7	—	—	27
Jul. 19-22	Flood, Hail, Wind	Midwest, South	9	8	—	—	17
Aug. 27 - Sep. 7	Flood, Wind	International	—	—	—	15	15
Sep. 13-19	Flood, Hail, Wind	South	72	8	—	1	81
Oct. 10-12	Flood, Hail, Wind	South	30	18	—	15	63
Nov. 8-21	Wildfire	West	—	10	—	—	10
Nov. 29 - Dec. 2	Flood, Hail, Wind	Midwest, South, West	5	5	—	—	10
All other 2018 catastrophes			48	43	1	2	94
Development on 2017 and prior catastrophes			(21)	4	—	—	(17)
Calendar year incurred total			$187	$125	$2	$33	$347

2017
Feb. 28-Mar. 1	Flood, hail, wind	Midwest, South	$20	$23	$—	$—	$43
Mar. 6-9	Flood, hail, wind	Midwest, Northeast, South	26	11	—	—	37
Mar. 21-22	Flood, hail, wind	South	19	9	—	—	28
Apr. 4-6	Flood, hail, wind	Midwest, South	8	15	—	—	23
May 8-11	Flood, hail, wind	Midwest, South, West	14	1		—	15
May 15-18	Flood, hail, wind	Midwest, Northeast, South	3	10	—	—	13
Jun. 11	Flood, hail, wind	Midwest	4	15	—	—	19
Jun. 16-19	Flood, hail, wind	Midwest, Northeast, South	7	3	—	—	10
Jun. 27-29	Flood, hail, wind	Midwest	18	1	—	—	19
Aug. 25-Sep. 1	Flood, hail, wind	South	5	2	—	10	17
Sep. 6-12	Flood, hail, wind	South	14	18	1	19	52
Nov. 5-6	Flood, hail, wind	Midwest	6	4	—	—	10
All other 2017 catastrophes			38	27	1	16	82
Development on 2016 and prior catastrophes			(23)	(4)	—	(1)	(28)
Calendar year incurred total			$159	$135	$2	$44	$340

Cincinnati Financial Corporation - 2018 10-K - Page 65

Consolidated Property Casualty Insurance Loss and Loss Expenses
Loss and loss expenses include both net paid losses and reserve changes for unpaid losses as well as the associated loss expenses. For all property casualty lines of business in aggregate, net loss and loss expense reserves at December 31, 2018, were $376 million higher than at year-end 2017, including $233 million for incurred but not reported (IBNR) reserves. The $376 million reserve increase raised year-end 2017 net loss and loss expense reserves by 7 percent, compared with a 4 percent increase in 2018 earned premiums.

Most of the incurred losses and loss expenses shown in the consolidated property casualty insurance results three-year highlights table are for the respective current accident years, with reserve development on prior accident years shown separately. Since less than half of our consolidated property casualty current accident year incurred losses and loss expenses represents net paid amounts, the majority represents reserves for our estimate of ultimate losses and loss expenses. These reserves develop over time, and we re-estimate previously reported reserves as we learn more about the development of the related claims. The table below illustrates that development. For example, the 68.9 percent accident year 2017 loss and loss expense ratio reported as of December 31, 2017, developed favorably by 1.3 percentage points to 67.6 percent due to claims settling for less than previously estimated, or due to updated reserve estimates for unpaid claims, as of December 31, 2018. Accident years 2017 and 2016 have both developed favorably, as indicated by the progression over time for the ratios in the table.

(Dollars in millions)
Accident year loss and loss expenses incurred and ratios to earned premiums:
Accident year:	2018	2017	2016	2018	2017	2016
as of December 31, 2018	$3,390	$3,194	$2,941	68.9%	67.6%	65.6%
as of December 31, 2017		3,257	2,979		68.9	66.5
as of December 31, 2016			3,029			67.5

Catastrophe loss trends, discussed above, accounted for some of the movement in the current accident year loss and loss expense ratio for 2018, compared with 2017. Catastrophe losses added 7.4 percentage points in 2018, 7.8 points in 2017 and 7.7 points in 2016 to the respective consolidated property casualty current accident year loss and loss expense ratios in the table above.

The 61.5 percent ratio for current accident year loss and loss expenses before catastrophe losses for 2018 increased 0.4 percentage points compared with the 61.1 percent accident year 2017 ratio measured as of December 31, 2017. Contributors to the increase included 0.3 points from our commercial casualty line of business, which experienced a 2018 increase of $41 million, compared with 2017, despite its earned premiums rising by only $3 million in 2018.

Reserve development on prior accident years continued to net to a favorable amount in 2018, and was primarily due to less-than-anticipated loss emergence on known claims. We recognized $167 million of favorable development in 2018, compared with $119 million in 2017 and $168 million in 2016. Of the $48 million increase in 2018, compared with 2017, $58 million was attributable to our commercial casualty line of business. Approximately 91 percent of our net favorable reserve development on prior accident years recognized during 2018 occurred in our commercial casualty, commercial property and workers’ compensation lines of business. In 2017, our commercial property and workers' compensation lines of business were responsible for approximately 73 percent of the favorable reserve development. As discussed in Liquidity and Capital Resources, Property Casualty Loss and Loss Expense Obligations and Reserves, Property Casualty Insurance Development of Estimated Reserves by Accident Year, commercial casualty and workers' compensation are considered long-tail lines with the potential for revisions inherent in estimating reserves. Favorable development recognized during 2016 was primarily from our commercial casualty, commercial property and workers’ compensation lines of business. Development by accident year is further discussed in Liquidity and Capital Resources, Property Casualty Insurance Development of Estimated Reserves by Accident Year.

Cincinnati Financial Corporation - 2018 10-K - Page 66

Consolidated Property Casualty Insurance Losses by Size

(Dollars in millions, net of reinsurance)	Years ended December 31,			2018-2017	2017-2016
	2018	2017	2016	Change %	Change %
Current accident year losses greater than $5,000,000	$43	$45	$26	(4)	73
Current accident year losses $1,000,000-$5,000,000	218	212	185	3	15
Large loss prior accident year reserve development	69	51	(6)	35	nm
Total large losses incurred	330	308	205	7	50
Losses incurred but not reported	110	54	164	104	(67)
Other losses excluding catastrophe losses	1,886	1,903	1,699	(1)	12
Catastrophe losses	334	327	327	2	0
Total losses incurred	$2,660	$2,592	$2,395	3	8

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year losses greater than $5,000,000	0.9%	1.0%	0.6%	(0.1)	0.4
Current accident year losses $1,000,000-$5,000,000	4.4	4.5	4.1	(0.1)	0.4
Large loss prior accident year reserve development	1.4	1.0	(0.1)	0.4	1.1
Total large loss ratio	6.7	6.5	4.6	0.2	1.9
Losses incurred but not reported	2.2	1.1	3.7	1.1	(2.6)
Other losses excluding catastrophe losses	38.4	40.3	37.8	(1.9)	2.5
Catastrophe losses	6.8	7.0	7.3	(0.2)	(0.3)
Total loss ratio	54.1%	54.9%	53.4%	(0.8)	1.5

In 2018, total large losses incurred increased by $22 million, or 7 percent, net of reinsurance, primarily due to an increase for our commercial lines insurance segment. The corresponding ratio increased 0.2 percentage points. Our analysis of large losses incurred indicated no unexpected concentration of these losses and reserve increases by geographic region, policy inception, agency or field marketing territory. We believe the inherent volatility of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the volatility in addition to general inflationary trends in loss costs.

Cincinnati Financial Corporation - 2018 10-K - Page 67

Consolidated Property Casualty Insurance Underwriting Expenses

(Dollars in millions)	Years ended December 31,			2018-2017	2017-2016
	2018	2017	2016	Change %	Change %
Commission expenses	$911	$866	$819	5	6
Other underwriting expenses	599	587	555	2	6
Policyholder dividends	12	14	15	(14)	(7)
Total underwriting expenses	$1,522	$1,467	$1,389	4	6

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Commission expenses	18.5%	18.3%	18.3%	0.2	0.0
Other underwriting expenses	12.1	12.5	12.4	(0.4)	0.1
Policyholder dividends	0.3	0.3	0.3	0.0	0.0
Total underwriting expense ratio	30.9%	31.1%	31.0%	(0.2)	0.1

Consolidated property casualty commission expenses rose $45 million, or 5 percent, in 2018, with profit-sharing commissions for agencies increasing by $4 million. The 2018 ratio of commission expenses as a percent of earned premiums increased by 0.2 percentage points, compared with 2017. The 2018 ratio for other underwriting expenses decreased by 0.4 percentage-points compared with 2017, as earned premiums rose at a faster pace than other underwriting expenses. During 2018, we continued to carefully manage expenses while also making strategic investments that include enhancement of underwriting expertise.

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

Cincinnati Financial Corporation - 2018 10-K - Page 68

Commercial Lines Insurance Results

Overview – Three-Year Highlights

(Dollars in millions)	Years ended December 31,			2018-2017	2017-2016
	2018	2017	2016	Change %	Change %
Earned premiums	$3,218	$3,165	$3,089	2	2
Fee revenues	5	5	5	0	0
Total revenues	3,223	3,170	3,094	2	2
Loss and loss expenses from:
Current accident year before catastrophe losses	1,998	1,933	1,831	3	6
Current accident year catastrophe losses	208	182	226	14	(19)
Prior accident years before catastrophe losses	(136)	(50)	(124)	(172)	60
Prior accident years catastrophe losses	(21)	(23)	(5)	9	(360)
Loss and loss expenses	2,049	2,042	1,928	0	6
Underwriting expenses	1,023	1,009	982	1	3
Underwriting profit	$151	$119	$184	27	(35)
Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	62.1%	61.1%	59.3%	1.0	1.8
Current accident year catastrophe losses	6.5	5.7	7.3	0.8	(1.6)
Prior accident years before catastrophe losses	(4.2)	(1.6)	(4.0)	(2.6)	2.4
Prior accident years catastrophe losses	(0.7)	(0.7)	(0.2)	0.0	(0.5)
Loss and loss expenses	63.7	64.5	62.4	(0.8)	2.1
Underwriting expenses	31.7	31.9	31.8	(0.2)	0.1
Combined ratio	95.4%	96.4%	94.2%	(1.0)	2.2

Combined ratio:	95.4%	96.4%	94.2%	(1.0)	2.2
Contribution from catastrophe losses and prior years reserve development	1.6	3.4	3.1	(1.8)	0.3
Combined ratio before catastrophe losses and prior years reserve development	93.8%	93.0%	91.1%	0.8	1.9

Performance highlights for the commercial lines insurance segment include:

•
Premiums – Earned premiums and net written premiums rose in 2018, primarily due to a $45 million increase in renewal written premiums that continued to include higher average pricing. New business written premiums in 2018 increased $20 million, or 5 percent, compared with 2017. The increase was driven by production from agencies appointed since the beginning of 2017.

•
Combined ratio – The 2018 combined ratio improved by 1.0 percentage point compared with 2017, despite a 0.8 percentage-point increase in the ratio component for natural catastrophe losses. The 2018 ratio for current accident year losses and loss expenses before catastrophes increased by 1.0 percentage point, including 0.3 points from more current accident year losses of $1 million or more per claim, shown in the table below. Development on prior accident years’ loss and loss expense reserves before catastrophes during 2018 was 2.6 percentage points more favorable than in 2017.

As discussed in Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, stable historical paid loss patterns are a key assumption used to make projections necessary for estimating IBNR reserves. During 2017, we observed paid losses or re-estimates of case reserves emerging at levels higher than expected for commercial casualty. Considering that new data at December 31, 2017, we estimated commercial casualty IBNR reserves for accident year 2017 at levels more likely to be adequate. During 2018, commercial casualty reserve development on prior accident years was favorable, as discussed below, but we estimated commercial casualty IBNR reserves for accident year 2018 at a prudent level, contributing an increase of 0.5 percentage points to the 2018 ratio for current accident year losses and loss expenses before catastrophes, compared with its contribution to accident year 2017 as of December 31, 2017.

Cincinnati Financial Corporation - 2018 10-K - Page 69

Commercial auto, representing 21 percent of 2018 earned premiums for our commercial lines insurance segment, was the only major line of business in that segment with a 2018 total loss and loss expense ratio significantly higher than we desired. During 2018, our commercial auto policies experienced average renewal price percentage increases estimated in the high-single-digit range, which we believe will help improve future profitability. We also continued to improve premium rate classification and use of other rating variables in risk selection and pricing.
Pricing precision and other initiatives to improve commercial lines underwriting profitability complement our business practices that continue to leverage the local presence of our field associates. Field marketing representatives meet with local agencies to assess each risk, determine limits of insurance and establish appropriate terms and conditions. They underwrite new business while field loss control, machinery and equipment and claims representatives conduct on-site inspections. Field claims representatives also assist underwriters by preparing full reports on their first-hand observations of risk quality.
Our commercial lines statutory combined ratio was 95.1 percent in 2018, compared with 96.2 percent in 2017 and 93.9 percent in 2016. The contribution of catastrophe losses to our commercial lines statutory combined ratio was 5.8 percentage points in 2018, 5.0 percentage points in 2017 and 7.1 percentage points in 2016.

Commercial Lines Insurance Premiums

(Dollars in millions)	Years ended December 31,			2018-2017	2017-2016
	2018	2017	2016	Change %	Change %
Agency renewal written premiums	$2,925	$2,880	$2,832	2	2
Agency new business written premiums	417	397	372	5	7
Other written premiums	(97)	(75)	(82)	(29)	9
Net written premiums	3,245	3,202	3,122	1	3
Unearned premium change	(27)	(37)	(33)	27	(12)
Earned premiums	$3,218	$3,165	$3,089	2	2

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

Our 2 percent increase in 2018 agency renewal written premiums included higher average pricing. We measure average changes in commercial lines renewal pricing as the rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies. In 2018, our standard commercial lines policies averaged an estimated pricing change at a percentage in the low-single-digit range, slightly higher than in 2017. Our average commercial lines pricing change includes the flat pricing effect of certain coverages within package policies written for a three-year term that were in force but did not expire during the period being measured. Therefore, the average commercial lines pricing change we report reflects a blend of policies that did not expire and other policies that did expire during the measurement period.

For only those commercial lines policies that did expire and were then renewed during 2018, we estimate that the average price increase was near the low end of the mid-single-digit range, slightly higher than full-year 2017. During 2018, we continued to further segment our commercial lines policies, emphasizing identification and retention of policies we believed had relatively stronger price adequacy. Conversely, we continued to seek more aggressive renewal terms and conditions on policies we believed had relatively weaker pricing, in turn retaining fewer of those policies.

Cincinnati Financial Corporation - 2018 10-K - Page 70

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

Premiums resulting from audits of actual sales or payrolls that confirmed or adjusted initial premium estimates have had a mixed effect on premium trends in recent years. On an earned premium basis for our commercial lines insurance segment, audits contributed $1 million to the $53 million earned premiums increase in 2018, negative $7 million to the $77 million earned premiums increase in 2017 and negative $5 million to the $93 million earned premiums increase in 2016. On a net written premium basis, audits contributed a negative amount of less than $1 million to the $43 million net written premiums increase in 2018, negative $5 million to the $81 million net written premiums increase in 2017 and negative $1 million to the $97 million net written premiums increase in 2016. These net written premium amounts are included with agency renewal written premiums in the Commercial Lines Insurance Premiums table above.

In 2018, our commercial lines new business premiums written by our agencies increased $20 million, or 5 percent, compared with 2017. New business premium volume in recent years has been significantly influenced by new agency appointments. Agencies appointed since the beginning of 2017 produced commercial lines new business written premiums of $40 million, in aggregate, during 2018, up $25 million from what they produced during 2017. All other agencies contributed the remaining $377 million, down $5 million from the $382 million they produced in 2017.

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

Other written premiums primarily consist of premiums that are ceded to reinsurers and lower our net written premiums. An increase in ceded premiums reduced net written premium growth by $6 million for 2018, compared with 2017.

Commercial Lines Insurance Loss and Loss Expenses
Loss and loss expenses include both net paid losses and reserve changes for unpaid losses as well as the associated loss expenses. Most of the incurred losses and loss expenses shown in the commercial lines insurance segment three-year highlights table are for the respective current accident years, with reserve development on prior accident years shown separately. Since less than half of our commercial lines insurance segment current accident year incurred losses and loss expenses represents net paid amounts, the majority represents reserves for our estimate of ultimate losses and loss expenses. These reserves develop over time, and we re-estimate previously reported reserves as we learn more about the development of the related claims. The table below illustrates that development. For example, the 66.8 percent accident year 2017 loss and loss expense ratio reported as of December 31, 2017, developed favorably by 2.2 percentage points to 64.6 percent due to claims settling for less than previously estimated, or due to updates to reserve estimates for unpaid claims, as of December 31, 2018. Accident years 2017 and 2016 for the commercial lines insurance segment have both developed favorably, as indicated by the progression over time of the ratios in the table.

(Dollars in millions)
Accident year loss and loss expenses incurred and ratios to earned premiums:
Accident year:	2018	2017	2016	2018	2017	2016
as of December 31, 2018	$2,206	$2,047	$1,988	68.6%	64.6%	64.4%
as of December 31, 2017		2,115	2,023		66.8	65.5
as of December 31, 2016			2,057			66.6

Cincinnati Financial Corporation - 2018 10-K - Page 71

Catastrophe losses, as discussed in Consolidated Property Casualty Insurance Results, explain some of the movement in the current accident year loss and loss expense ratio for accident year 2018, compared with 2017. Catastrophe losses added 6.5 percentage points in 2018, 5.7 points in 2017 and 7.3 points in 2016 to the respective commercial lines current accident year loss and loss expense ratios in the table above.

The 62.1 percent ratio for current accident year loss and loss expenses before catastrophe losses for 2018 increased 1.0 percentage point compared with the 61.1 percent accident year 2017 ratio measured as of December 31, 2017. Contributors to the increase included 0.9 points from our commercial casualty line of business, which experienced a 2018 increase of $41 million, compared with 2017, despite its earned premiums rising by only $3 million in 2018. Large losses, described below, and the corresponding ratios for new losses above $1 million, contributed a 0.3 percentage-point increase to the 2018 ratio. Those unfavorable contributions offset the favorable effects from various initiatives, such as those to improve pricing precision and loss experience related to claims and loss control practices.

Commercial lines reserve development on prior accident years of $157 million in 2018 continued to net to a favorable amount and provided a larger benefit than the $73 million recognized in 2017. The $84 million net increase in 2018 included $58 million from our commercial casualty line of business. Most of our commercial lines net favorable reserve development on prior accident years recognized during 2018 occurred in our commercial casualty, commercial property and workers’ compensation lines of business. Favorable development recognized during 2017 was mostly from our commercial property and workers’ compensation lines of business. Favorable development recognized during 2016 was mostly from our commercial casualty, commercial property and workers’ compensation lines of business. Development by accident year and other trends for commercial lines loss and loss expenses and the related ratios are further discussed in Liquidity and Capital Resources, Property Casualty Insurance Development of Estimated Reserves by Accident Year.

Commercial Lines Insurance Losses by Size

(Dollars in millions, net of reinsurance)	Years ended December 31,			2018-2017	2017-2016
	2018	2017	2016	Change %	Change %
Current accident year losses greater than $5,000,000	$37	$39	$26	(5)	50
Current accident year losses $1,000,000-$5,000,000	182	166	162	10	2
Large loss prior accident year reserve development	65	47	2	38	nm
Total large losses incurred	284	252	190	13	33
Losses incurred but not reported	64	61	125	5	(51)
Other losses excluding catastrophe losses	1,122	1,184	1,055	(5)	12
Catastrophe losses	180	150	214	20	(30)
Total losses incurred	$1,650	$1,647	$1,584	0	4

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year losses greater than $5,000,000	1.2%	1.2%	0.8%	0.0	0.4
Current accident year losses $1,000,000-$5,000,000	5.6	5.3	5.3	0.3	0.0
Large loss prior accident year reserve development	2.0	1.5	0.1	0.5	1.4
Total large loss ratio	8.8	8.0	6.2	0.8	1.8
Losses incurred but not reported	2.0	1.9	4.0	0.1	(2.1)
Other losses excluding catastrophe losses	34.9	37.4	34.2	(2.5)	3.2
Catastrophe losses	5.6	4.7	6.9	0.9	(2.2)
Total loss ratio	51.3%	52.0%	51.3%	(0.7)	0.7

In 2018, total large losses incurred increased by $32 million, or 13 percent, net of reinsurance. The corresponding ratio increased 0.8 percentage points. The 2018 increases on both a dollar and ratio basis were primarily due to higher amounts for our commercial casualty and commercial property lines of business. In 2017, total large losses incurred and the corresponding ratio were higher than in 2016, also largely due to higher amounts of large losses for our commercial casualty and commercial property lines of business. Our analysis indicated no unexpected concentration of these losses and reserve increases by geographic region, policy inception, agency or field

Cincinnati Financial Corporation - 2018 10-K - Page 72

marketing territory. We believe the inherent volatility of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the volatility in addition to general inflationary trends in loss costs.

Commercial Lines Insurance Underwriting Expenses

(Dollars in millions)	Years ended December 31,			2018-2017	2017-2016
	2018	2017	2016	Change %	Change %
Commission expenses	$592	$577	$565	3	2
Other underwriting expenses	419	418	402	0	4
Policyholder dividends	12	14	15	(14)	(7)
Total underwriting expenses	$1,023	$1,009	$982	1	3
Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Commission expenses	18.4%	18.2%	18.3%	0.2	(0.1)
Other underwriting expenses	12.9	13.3	13.0	(0.4)	0.3
Policyholder dividends	0.4	0.4	0.5	0.0	(0.1)
Total underwriting expense ratio	31.7%	31.9%	31.8%	(0.2)	0.1

Commercial lines commission expenses as a percent of earned premiums increased in 2018, compared with 2017, reflecting an increase in the ratio for agency commissions other than profit-sharing. The ratio for 2017 decreased slightly compared with 2016, reflecting a decrease in the ratio for agency commissions other than profit-sharing. In 2018, other underwriting expenses as a percent of earned premiums decreased compared with 2017, as earned premiums rose at a faster pace than other underwriting expenses. In 2017, the ratio rose, compared with 2016 as strategic investments that include enhancement of underwriting expertise offset the favorable effects of higher earned premiums and ongoing expense management efforts.

Commercial Lines Insurance Outlook
Renewal and new business pricing for commercial risks continues to experience significant competitive pressure, reinforcing the need for enhanced pricing analytics and careful risk selection. Commentary regarding the commercial lines market within the property casualty insurance industry indicates commercial lines pricing in 2019 may be generally similar to 2018. Despite challenging market conditions from strong competition, we believe we can manage our business and execute strategic initiatives to offset market pressures to some extent and profitably grow our commercial lines insurance segment.

We intend to keep marketing our products to a broad range of business classes with a package approach, while also continuing to improve our pricing precision and further segmenting among commercial lines policies. We intend to maintain our underwriting selectivity and carefully manage our rate levels as well as our programs that seek to accurately match exposures with appropriate premiums. We will continue to evaluate each risk individually and to make decisions about rates, the use of three-year commercial policies and other policy conditions on a case-by-case basis, even in lines and classes of business that are under competitive pressure. For our commercial auto line of business, we will continue to improve premium rate classification and the use of other rating variables in risk selection and pricing. We believe that our initiatives to improve pricing precision and lower loss costs will continue to benefit commercial lines profitability during 2019, and that recent-year premium growth initiatives will continue to grow commercial lines premiums at a healthy pace.

Cincinnati Financial Corporation - 2018 10-K - Page 73

Personal Lines Insurance Results

Overview – Three-Year Highlights

(Dollars in millions)	Years ended December 31,			2018-2017	2017-2016
	2018	2017	2016	Change %	Change %
Earned premiums	$1,336	$1,241	$1,161	8	7
Fee revenues	5	5	4	0	25
Total revenues	1,341	1,246	1,165	8	7
Loss and loss expenses from:
Current accident year before catastrophe losses	838	793	731	6	8
Current accident year catastrophe losses	121	139	113	(13)	23
Prior accident years before catastrophe losses	9	(10)	—	nm	nm
Prior accident years catastrophe losses	4	(4)	(4)	nm	0
Loss and loss expenses	972	918	840	6	9
Underwriting expenses	389	360	337	8	7
Underwriting loss	$(20)	$(32)	$(12)	38	(167)

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	62.8%	64.0%	63.0%	(1.2)	1.0
Current accident year catastrophe losses	9.1	11.2	9.7	(2.1)	1.5
Prior accident years before catastrophe losses	0.6	(0.9)	0.0	1.5	(0.9)
Prior accident years catastrophe losses	0.3	(0.3)	(0.3)	0.6	0.0
Loss and loss expenses	72.8	74.0	72.4	(1.2)	1.6
Underwriting expenses	29.1	29.0	29.0	0.1	0.0
Combined ratio	101.9%	103.0%	101.4%	(1.1)	1.6

Combined ratio:	101.9%	103.0%	101.4%	(1.1)	1.6
Contribution from catastrophe losses and prior years reserve development	10.0	10.0	9.4	0.0	0.6
Combined ratio before catastrophe losses and prior years reserve development	91.9%	93.0%	92.0%	(1.1)	1.0

Performance highlights for the personal lines insurance segment include:

•
Premiums – Earned premiums and net written premiums continued to grow in 2018, primarily due to increases in renewal written premiums that reflected higher average pricing. Renewal written premiums rose $85 million, or 7 percent, in 2018, compared with 2017.

•
Combined ratio – The 2018 combined ratio improved 1.1 percentage points, compared with 2017, largely due to a 1.5 percentage-point decrease in the ratio for 2018 natural catastrophe losses. The total large loss ratio for losses of $1 million or more per claim, shown in the table below, decreased by 1.0 percentage point, reflecting lower losses for personal umbrella claims related to auto accidents.

Personal auto, representing 46 percent of 2018 earned premiums for our personal lines insurance segment, was the only major line of business in that segment with a 2018 total loss and loss expense ratio significantly higher than we desired. During 2018, our personal auto policies experienced estimated premium rate increases averaging in the high-single-digit range. We believe the rate increases and other actions to improve pricing precision and reduce loss costs will improve future profitability.
For our homeowner line of business, the 2018 total loss and loss expense ratio was unsatisfactory but improved significantly in the second half of the year with a ratio below 67 percent, indicating an underwriting profit once underwriting expenses are considered.
We have increased our pricing precision and implemented numerous rate increases in recent years to improve our personal lines insurance segment results. In addition, we have made greater use of higher minimum loss deductibles and enhanced our property inspection processes to verify condition and insurance to value. We have

Cincinnati Financial Corporation - 2018 10-K - Page 74

worked to improve our geographic diversification by expanding our personal lines operation to several states less prone to catastrophes.
Our personal lines statutory combined ratio was 101.2 percent in 2018, compared with 102.4 percent in 2017 and 100.8 percent in 2016. The contribution of catastrophe losses to our personal lines statutory combined ratio was 9.4 percentage points in 2018, 10.9 percentage points in 2017 and 9.4 percentage points in 2016.

Personal Lines Insurance Premiums

(Dollars in millions)	Years ended December 31,			2018-2017	2017-2016
	2018	2017	2016	Change %	Change %
Agency renewal written premiums	$1,241	$1,156	$1,099	7	5
Agency new business written premiums	165	161	122	2	32
Other written premiums	(28)	(23)	(23)	(22)	0
Net written premiums	1,378	1,294	1,198	6	8
Unearned premium change	(42)	(53)	(37)	21	(43)
Earned premiums	$1,336	$1,241	$1,161	8	7

Personal lines insurance is a strategic component of our overall relationship with most of our agencies and is an important component of our agencies’ relationships with their clients. We believe agents recommend our personal insurance products to their clients who seek to balance quality and price and who are attracted by our superior claims service and the benefits of our package approach. We also believe our continuing efforts to improve pricing precision are helping us attract and retain more of our agencies’ preferred business, while also obtaining higher rates for more thinly priced business. Our progress toward broader geographic diversification is reflected in part through premium growth trends. Personal lines earned premiums in our five highest volume states increased in aggregate by 1 percent in 2018, while premiums for the remaining states, including our newer areas of operation, increased 14 percent in aggregate.

The 7 percent increase in agency renewal written premiums in 2018 largely reflected various rate changes. We estimate that premium rates for our personal auto line of business increased at average percentages in the high-single-digit range during 2018, with some individual policies experiencing lower or higher rate changes based on enhanced pricing precision enabled by predictive models that consider characteristics of specific risks. For our homeowner line of business, we estimate that rate increases during 2018 averaged in the mid-single-digit range. Similar to our personal auto line of business, that average varied widely by state, and some individual policies experienced lower or higher rate changes based on pricing precision and current rate level indications that helped determine appropriate premium rates.

Personal lines new business written premiums grew $4 million, or 2 percent, during 2018, compared with 2017. That growth was driven by policies from high net worth clients of our agencies. Personal lines new business written premiums from our high net worth policies totaled approximately $71 million for 2018, compared with approximately $58 million for 2017, an increase of $13 million. New business written premiums for the part of our personal lines segment we sometimes refer to as middle market business decreased $9 million in 2018, reflecting underwriting discipline. Some of what we report as new business came from accounts that were not new to our agents. We believe our agents’ seasoned accounts tend to be priced more accurately than business that may be less familiar to them.

Other written premiums primarily consist of premiums that are ceded to reinsurers and lower our net written premiums. An increase in ceded premiums reduced net written premium growth by $2 million for 2018, compared with 2017.

Cincinnati Financial Corporation - 2018 10-K - Page 75

Personal Lines Insurance Loss and Loss Expenses
Loss and loss expenses include both net paid losses and reserve changes for unpaid losses as well as the associated loss expenses. Most of the incurred losses and loss expenses shown in the personal lines insurance segment three-year highlights table are for the respective current accident years, with reserve development on prior accident years shown separately. Since approximately two-thirds of our personal lines current accident year incurred losses and loss expenses represent net paid amounts, the remaining one-third represents reserves for our estimate of ultimate losses and loss expenses. These reserves develop over time, and we re-estimate previously reported reserves as we learn more about the development of the related claims. The table below illustrates that development. For example, the 75.2 percent accident year 2017 loss and loss expense ratio reported as of December 31, 2017, developed unfavorably by 0.8 percentage points to 76.0 percent due to claims settling for more than previously estimated, or due to updated reserve estimates for unpaid claims, as of December 31, 2018. Accident year 2016 for the personal lines insurance segment developed favorably during 2017 and then developed unfavorably by a relatively small amount during 2018, as indicated by the progression over time for the ratios in the table.

(Dollars in millions)
Accident year loss and loss expenses incurred and ratios to earned premiums:
Accident year:	2018	2017	2016	2018	2017	2016
as of December 31, 2018	$959	$943	$837	71.9%	76.0%	72.2%
as of December 31, 2017		932	835		75.2	72.0
as of December 31, 2016			844			72.7

Catastrophe losses, as discussed in Consolidated Property Casualty Insurance Results, explain much of the movement in the current accident year loss and loss expense ratio for accident year 2018, compared with accident year 2017. Catastrophe losses added 9.1 percentage points in 2018, 11.2 points in 2017 and 9.7 points in 2016 to the respective personal lines current accident year loss and loss expense ratios in the table above. Personal lines catastrophe losses for 2018 resulted in a ratio below our 11.4 percent 10-year annual average for personal lines that included 22.8 percent for 2011. Our personal lines catastrophe loss ratios for 2018 and 2016 reflect an average closer to our 10.4 percent average over the same 10-year period, excluding the unusually high ratio for 2011. Personal lines catastrophe losses are inherently volatile, as discussed above and in Consolidated Property Casualty Insurance Results.

The 62.8 percent ratio for current accident year loss and loss expenses before catastrophe losses for 2018 improved 1.2 percentage points compared with the 64.0 percent accident year 2017 ratio measured as of December 31, 2017. The improvement included a 1.1 percentage-point decrease in the ratio for current accident year losses of $1 million or more per claim, shown in the table below, that were primarily for personal umbrella claims related to auto accidents.

Personal lines loss and loss expense reserve development on prior accident years recognized in 2018 was unfavorable by $13 million, in aggregate, compared with $14 million of favorable reserve development in 2017. The 2018 net unfavorable reserve development included $24 million for our homeowner line of business, primarily for accident year 2017, and was partially offset by $14 million of favorable reserve development for personal auto. In 2017, our homeowner line of business prior accident year net reserve development was favorable by $11 million and offset a small amount of unfavorable reserve development for personal auto. Development by accident year and other trends for personal lines loss and loss expenses and the related ratios are further discussed in Liquidity and Capital Resources, Property Casualty Insurance Development of Estimated Reserves by Accident Year.

Cincinnati Financial Corporation - 2018 10-K - Page 76

Personal Lines Insurance Losses by Size

(Dollars in millions, net of reinsurance)	Years ended December 31,			2018-2017	2017-2016
	2018	2017	2016	Change %	Change %
Current accident year losses greater than $5,000,000	$6	$6	$—	0	nm
Current accident year losses $1,000,000-$5,000,000	32	43	19	(26)	126
Large loss prior accident year reserve development	4	3	(7)	33	nm
Total large losses incurred	42	52	12	(19)	333
Losses incurred but not reported	38	(9)	35	nm	nm
Other losses excluding catastrophe losses	650	629	592	3	6
Catastrophe losses	122	132	107	(8)	23
Total losses incurred	$852	$804	$746	6	8

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year losses greater than $5,000,000	0.4%	0.5%	0.0%	(0.1)	0.5
Current accident year losses $1,000,000-$5,000,000	2.4	3.4	1.7	(1.0)	1.7
Large loss prior accident year reserve development	0.4	0.3	(0.6)	0.1	0.9
Total large loss ratio	3.2	4.2	1.1	(1.0)	3.1
Losses incurred but not reported	2.8	(0.7)	3.0	3.5	(3.7)
Other losses excluding catastrophe losses	48.7	50.7	51.0	(2.0)	(0.3)
Catastrophe losses	9.1	10.6	9.2	(1.5)	1.4
Total loss ratio	63.8%	64.8%	64.3%	(1.0)	0.5

In 2018, personal lines total large losses incurred decreased by $10 million, or 19 percent, net of reinsurance. The ratio for 2018 large losses as a percent of earned premiums decreased 1.0 percentage point. The 2018 decreases on both a dollar and ratio basis were largely due to lower amounts for personal umbrella claims related to auto accidents. In 2017, total large losses increased, compared with 2016, primarily due to higher amounts of homeowner claims and personal umbrella claims related to auto accidents. Our analysis indicated no unexpected concentration of these losses and reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. We believe the inherent volatility of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the volatility in addition to general inflationary trends in loss costs.

Cincinnati Financial Corporation - 2018 10-K - Page 77

Personal Lines Insurance Underwriting Expenses

(Dollars in millions)	Years ended December 31,			2018-2017	2017-2016
	2018	2017	2016	Change %	Change %
Commission expenses	$243	$223	$209	9	7
Other underwriting expenses	146	137	128	7	7
Total underwriting expenses	$389	$360	$337	8	7
Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Commission expenses	18.2%	18.0%	18.0%	0.2	0.0
Other underwriting expenses	10.9	11.0	11.0	(0.1)	0.0
Total underwriting expense ratio	29.1%	29.0%	29.0%	0.1	0.0

Personal lines commission expense as a percent of earned premiums increased slightly in 2018, compared with 2017. In 2018, other underwriting expenses as a percent of earned premiums decreased compared with 2017, as strategic investments that include enhancement of underwriting expertise were offset by the favorable effects of higher earned premiums and ongoing expense management efforts. Underwriting expenses as a percent of earned premiums in 2017 matched 2016.

Personal Lines Insurance Outlook
We believe our personal lines premium growth rate will likely be higher than the industry projection for 2019, driven by our rate increases, new state entry, accelerated pace of new agency appointments in recent years and increased focus on the high net worth personal lines market.

Our high net worth initiative, along with various other actions to improve performance in our personal lines insurance segment, is discussed in greater detail in Personal Lines Insurance Results and also in Item 1, Our Business and Our Strategy, Strategic Initiatives and Our Segments, Personal Lines Insurance Segment. Our personal lines pricing trends need to exceed loss trends to improve personal lines insurance segment profitability, thereby helping to achieve our corporate performance objectives.

Cincinnati Financial Corporation - 2018 10-K - Page 78

Excess and Surplus Lines Insurance Results

Overview – Three-Year Highlights

(Dollars in millions)	Years ended December 31,			2018-2017	2017-2016
	2018	2017	2016	Change %	Change %
Earned premiums	$234	$209	$183	12	14
Fee revenues	1	1	1	0	0
Total revenues	235	210	184	12	14
Loss and loss expenses from:
Current accident year before catastrophe losses	126	113	99	12	14
Current accident year catastrophe losses	2	2	3	0	(33)
Prior accident years before catastrophe losses	(24)	(29)	(34)	17	15
Prior accident years catastrophe losses	—	—	—	0	0
Loss and loss expenses	104	86	68	21	26
Underwriting expenses	68	63	54	8	17
Underwriting profit	$63	$61	$62	3	(2)

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	53.9%	54.0%	54.4%	(0.1)	(0.4)
Current accident year catastrophe losses	1.1	1.1	1.6	0.0	(0.5)
Prior accident years before catastrophe losses	(10.6)	(13.6)	(18.3)	3.0	4.7
Prior accident years catastrophe losses	0.0	(0.1)	(0.1)	0.1	0.0
Loss and loss expenses	44.4	41.4	37.6	3.0	3.8
Underwriting expenses	29.1	29.7	29.4	(0.6)	0.3
Combined ratio	73.5%	71.1%	67.0%	2.4	4.1

Combined ratio:	73.5%	71.1%	67.0%	2.4	4.1
Contribution from catastrophe losses and prior years reserve development	(9.5)	(12.6)	(16.8)	3.1	4.2
Combined ratio before catastrophe losses and prior years reserve development	83.0%	83.7%	83.8%	(0.7)	(0.1)

Our excess and surplus lines insurance segment includes results of The Cincinnati Specialty Underwriters Insurance Company and CSU Producer Resources Inc. Performance highlights for this segment include:

•
Premiums – Earned premiums and net written premiums continued to grow during 2018, driven by higher renewal written premiums that included average renewal estimated price increases in the low-single-digit range. New business written premiums grew 3 percent in 2018, reflecting a highly competitive market.

•	Combined ratio – The combined ratio rose 2.4 percentage points in 2018, primarily due to less favorable reserve development on prior accident years.

Excess and Surplus Lines Insurance Premiums

(Dollars in millions)	Years ended December 31,			2018-2017	2017-2016
	2018	2017	2016	Change %	Change %
Agency renewal written premiums	$192	$162	$141	19	15
Agency new business written premiums	70	68	57	3	19
Other written premiums	(13)	(11)	(9)	(18)	(22)
Net written premiums	249	219	189	14	16
Unearned premium change	(15)	(10)	(6)	(50)	(67)
Earned premiums	$234	$209	$183	12	14

Cincinnati Financial Corporation - 2018 10-K - Page 79

The $30 million increase in 2018 renewal premiums reflected the opportunity to renew many policies for the first time as well as higher renewal pricing. Average renewal estimated price increases were in the low-single-digit range during 2018. We measure average changes in excess and surplus lines renewal pricing as the rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies.

New business written premiums rose $2 million, as additional marketing efforts offset the effects of a highly competitive market, particularly for larger policies. Other written premiums in 2018 reduced net written premium growth by $2 million more than in 2017. Other written premiums are primarily premiums that are ceded to reinsurers and lower our net written premiums.

Excess and Surplus Lines Loss and Loss Expenses
Loss and loss expenses include both net paid losses and reserve changes for unpaid losses, as well as the associated loss expenses. The majority of the total incurred losses and loss expenses shown above in the three-year highlights table are for the respective current accident years, with reserve development on prior accident years shown separately. Since less than 20 percent of our 2018 excess and surplus lines current accident year incurred losses and loss expenses represents net paid amounts, a large majority represents reserves for our estimate of unpaid losses and loss expenses. These reserves develop over time, and we update our estimates of previously reported reserves as we learn more about the development of the related claims. The table below illustrates that development. For example, the 55.1 percent accident year 2017 loss and loss expense ratio reported as of December 31, 2017, developed favorably by 3.8 percentage points to 51.3 percent due to claims settling for less than previously estimated, or due to updated reserve estimates for unpaid claims, as of December 31, 2018. Accident years 2017 and 2016 for this segment have both developed favorably, as indicated by the progression over time of the ratios in the table.

(Dollars in millions)
Accident year loss and loss expenses incurred and ratios to earned premiums:
Accident year:	2018	2017	2016	2018	2017	2016
as of December 31, 2018	$128	$107	$94	55.0%	51.3%	51.4%
as of December 31, 2017		115	98		55.1	53.2
as of December 31, 2016			102			56.0

Catastrophe losses, as discussed in Consolidated Property Casualty Insurance Results, explain some of the movement in the current accident year loss and loss expense ratio for accident year 2017, compared with 2016. Catastrophe losses added 1.1 percentage points in 2018, 1.1 percentage points in 2017 and 1.6 percentage points in 2016 to the respective excess and surplus lines current accident year loss and loss expense ratios in the table above.

The 53.9 percent ratio for current accident year loss and loss expenses before catastrophe losses for 2018 improved by 0.1 percentage point compared with the 54.0 percent accident year 2017 ratio measured as of December 31, 2017. The improvement was partially offset by a 0.3 percentage-point increase in the ratio for current accident year losses of $1 million or more per claim, shown in the table below.

Excess and surplus lines reserve development on prior accident years continued to net to a favorable amount in 2018 as $24 million was recognized, compared with $29 million in 2017. Approximately three-fourths of the 2018 favorable development was for accident years 2017, 2016 or 2015, in aggregate, and was primarily due to lower-than-anticipated loss emergence on known claims.

We believe the loss and loss expense reserves for our excess and surplus lines business are adequate. The amount of outstanding reserves for our excess and surplus lines operation can be seen in a table in Liquidity and Capital Resources, Property Casualty Loss and Loss Expense Obligations and Reserves. One indication of how long it takes for most of the outstanding reserves to be settled is to measure outstanding reserves by accident year at different points in time, using Item 8, Note 4 of the Consolidated Financial Statements. For example, for accident years 2013, 2012 and 2011, in aggregate, after subtracting cumulative paid amounts from incurred amounts at December 31, 2013, reserves for estimated unpaid losses, plus the portion of loss expenses known as ALAE, equaled $129 million. For those same accident years, at December 31, 2018, the reserve estimate for the remaining unpaid amount equaled $11 million. The inherent uncertainty in estimating reserves is discussed in

Cincinnati Financial Corporation - 2018 10-K - Page 80

Liquidity and Capital Resources, Property Casualty Insurance Loss and Loss Expense Obligations and Reserves. Development trends by accident year are further discussed in Property Casualty Insurance Development of Estimated Reserves by Accident Year.

Excess and Surplus Lines Insurance Losses by Size

(Dollars in millions, net of reinsurance)	Years ended December 31,			2018-2017	2017-2016
	2018	2017	2016	Change %	Change %
Current accident year losses greater than $5,000,000	$—	$—	$—	nm	nm
Current accident year losses $1,000,000-$5,000,000	4	3	3	33	0
Large loss prior accident year reserve development	—	1	—	nm	nm
Total large losses incurred	4	4	3	0	33
Losses incurred but not reported	8	2	5	300	(60)
Other losses excluding catastrophe losses	50	44	31	14	42
Catastrophe losses	2	2	3	0	(33)
Total losses incurred	$64	$52	$42	23	24

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year losses greater than $5,000,000	0.0%	0.0%	0.0%	0.0	0.0
Current accident year losses $1,000,000-$5,000,000	1.8	1.5	1.7	0.3	(0.2)
Large loss prior accident year reserve development	(0.1)	0.4	(0.3)	(0.5)	0.7
Total large loss ratio	1.7	1.9	1.4	(0.2)	0.5
Losses incurred but not reported	3.6	0.8	2.9	2.8	(2.1)
Other losses excluding catastrophe losses	21.1	21.6	16.8	(0.5)	4.8
Catastrophe losses	1.0	0.8	1.5	0.2	(0.7)
Total loss ratio	27.4%	25.1%	22.6%	2.3	2.5

In 2018, total large losses incurred of $4 million, net of reinsurance, matched 2017. The ratio for 2018 large losses as a percent of earned premiums decreased by 0.2 percentage points. That ratio for 2017 increased by 0.5 points, compared with 2016. Our analysis indicated no unexpected concentration of these losses and reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. We believe the inherent volatility of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the volatility in addition to general inflationary trends in loss costs.

Excess and Surplus Lines Insurance Underwriting Expenses

(Dollars in millions)	Years ended December 31,			2018-2017	2017-2016
	2018	2017	2016	Change %	Change %
Commission expenses	$45	$41	$36	10	14
Other underwriting expenses	23	22	18	5	22
Total underwriting expenses	$68	$63	$54	8	17
Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Commission expenses	19.3%	19.2%	19.4%	0.1	(0.2)
Other underwriting expenses	9.8	10.5	10.0	(0.7)	0.5
Total underwriting expenses ratio	29.1%	29.7%	29.4%	(0.6)	0.3

Excess and surplus lines commission expense as a percent of earned premiums for 2018 increased slightly from 2017. The ratio for other underwriting expenses decreased in 2018, compared with 2017, reflecting higher earned premiums and ongoing expense management efforts. In 2017, the ratio rose, in part due to enhancements to systems used in billing excess and surplus lines insurance policies.

Cincinnati Financial Corporation - 2018 10-K - Page 81

Excess and Surplus Lines Outlook
The excess and surplus lines market is expected to see the magnitude of rate increases remain flat for risks that are casualty-driven. For property risks involving catastrophe exposures, premium rates in the foreseeable future are expected to become more firm. Competition is expected to remain strong, especially on large accounts, due primarily to standard market insurance companies insuring businesses that previously were written by excess and surplus lines insurers. Firming is expected to continue for specific classes of business where loss costs are exceeding rates, such as habitational for property coverages, liquor liability for general liability coverages and hired and non-owned for auto liability coverages.

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

Cincinnati Financial Corporation - 2018 10-K - Page 82

Life Insurance Results

Overview – Three-Year Highlights

(Dollars in millions)	Years ended December 31,			2018-2017	2017-2016
	2018	2017	2016	Change %	Change %
Earned premiums	$250	$232	$228	8	2
Fee revenues	4	5	5	(20)	0
Total revenues	254	237	233	7	2
Contract holders' benefits incurred	267	252	246	6	2
Investment interest credited to contract holders	(96)	(93)	(90)	(3)	(3)
Underwriting expenses incurred	75	79	76	(5)	4
Total benefits and expenses	246	238	232	3	3
Life insurance segment (loss) profit	$8	$(1)	$1	nm	nm

Performance highlights for the life insurance segment include:

•
Revenues – Earned premiums rose 8 percent for the year 2018, as shown in the table below that includes details by major line of business. Our largest life insurance product line, term life insurance, rose 9 percent. Net in-force policy face amounts rose 8 percent to $66.142 billion at year-end 2018 from $61.177 billion at year-end 2017 and $56.808 billion at year-end 2016.

•
Profitability – The life insurance segment frequently reports only a small profit or loss because most of its investment income is included in the investments segment results. We include only investment income credited to contract holders (interest assumed in life insurance policy reserve calculations) in life insurance segment results. The segment reported a $8 million profit in 2018, following a loss of $1 million in 2017 and a profit of $1 million in 2016. It has averaged a profit of less than $1 million over the past five years.

Earned premiums rose $18 million in 2018, primarily due to growth in our term life insurance business, as shown in the table below. Growth in 2017 was also primarily due to term life insurance.

(Dollars in millions)	Years ended December 31,			2018-2017	2017-2016
	2018	2017	2016	Change %	Change %
Term life insurance	$172	$158	$149	9	6
Universal life insurance	37	38	37	(3)	3
Other life insurance and annuity products	41	36	42	14	(14)
Net earned premiums	$250	$232	$228	8	2

We market term, whole and universal life products and fixed annuities. In addition, we offer term and whole life insurance to employees at their worksite. These products provide our property casualty agency force with excellent cross-serving opportunities for both commercial and personal accounts.

Over the past several years, we have worked to maintain a portfolio of simple, yet competitive, products primarily under the LifeHorizons banner. Our product development efforts emphasize death benefit protection and guarantees. Distribution expansion within our property casualty insurance agencies remains a high priority. Our 35 life field marketing representatives work in partnership with our 142 property casualty field marketing representatives. Approximately 59 percent of our term and other life insurance product premiums were generated through our property casualty insurance agency relationships.

Life insurance segment expenses consist principally of:

•
Contract holders’ benefits incurred, related to traditional life and interest-sensitive products, accounted for 78.1 percent of 2018 total benefits and expenses compared with 76.1 percent in 2017 and 76.4 percent in 2016. Total contract holders’ benefits increased as net death claims were higher in 2018, compared with 2017. Net death claims increased in 2018 and were slightly above our mortality projections while remaining within our range of pricing expectations.

Cincinnati Financial Corporation - 2018 10-K - Page 83

•
Underwriting expenses incurred, net of deferred acquisition costs, accounted for 21.9 percent of 2018 total benefits and expenses compared with 23.9 percent in 2017 and 23.6 percent in 2016. Expenses in 2018 decreased 5 percent, compared with 8 percent growth in earned premiums. Expenses decreased in 2018 due to the impact of unlocking of actuarial assumptions for our universal life insurance contracts. In 2017, the percentage increase for expenses was 2 percentage points more than growth in earned premiums.

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

We recognize that assets under management, capital appreciation and investment income are integral to evaluation of the success of the life insurance segment because of the long duration of life products. On a basis that includes investment income and investment gains or losses from life insurance-related invested assets, our life insurance subsidiary reported net income of $48 million in 2018, compared with net income of $155 million in 2017 and $48 million in 2016. Net income in 2017 included a nonrecurring item, a $111 million benefit from net deferred income tax liability revaluation due to U.S. tax reform. The life insurance subsidiary portfolio had an after-tax net investment loss of $4 million in 2018, compared with after-tax net investment gains of $4 million in 2017 and $5 million in 2016. Investment gains and losses are discussed under Investments Results. We exclude most of our life insurance company investment income from investments segment results.

Life Insurance Outlook
We believe the life insurance market remains attractive due to our quality agency force. As the market continues to evolve and companies begin to debate the wisdom of pursuing direct-to-consumer models on new digital platforms, we are convinced that our distribution will benefit over the long term. We believe that technology should be leveraged to support the agent and enhance the buying experience, and we have several initiatives underway in that regard.

Principle-based reserves had a noticeable impact on our statutory operating results and we look forward to the positive statutory results accelerating into 2019. Such results will allow us more options with respect to capital management.

We continue to view the new tax environment as very favorable. We look forward to competing in 2019, and beyond, on a more level playing field from a tax perspective, in what is still a very competitive term market.

Interest rates and regulatory action are the biggest sources of risk for our segment of the life insurance industry. The volatility in bond yields in the fourth quarter of 2018 highlight this risk. If rates revert to lower levels and remain there, companies will be motivated to look for higher premium to offset lower investment income. From a regulatory standpoint, there is a risk of overly aggressive suitability rules creeping over into the life insurance domain from the current focus on annuities. Such activity could be a significant headwind to future life insurance sales.

Cincinnati Financial Corporation - 2018 10-K - Page 84

Investments Results

Overview – Three-Year Highlights

Investments Results

(Dollars in millions)	Years ended December 31,			2018-2017	2017-2016
	2018	2017	2016	Change %	Change %
Total investment income, net of expenses	$619	$609	$595	2	2
Investment interest credited to contract holders'	(96)	(93)	(90)	(3)	(3)
Investment gains and losses, net	(402)	148	124	nm	19
Investments profit, pretax	$121	$664	$629	(82)	6

The investments segment contributes investment income and investments gains and losses to results of operations. Investments provide our primary source of pretax and after-tax profits.

•
Investment income – Pretax investment income grew $10 million, or 2 percent, in 2018, primarily due to an increase from dividends. Dividend income reflected rising dividend rates and net purchases of equity securities from available funds. Interest income for 2018 matched 2017, as net purchases of fixed-maturity securities offset the continuing effects on bond yields of the low interest rate environment. Pretax investment income rose 2 percent in 2017, reflecting increases in both dividend income and interest income. Average yields in the investment income table below are based on the average invested asset and cash amounts indicated in the table using fixed-maturity securities valued at amortized cost and all other securities at fair value.

•
Investment gains and losses – We reported an investment loss in 2018, primarily due to unfavorable changes in fair values of equity securities even though we continue to hold the securities or as otherwise required by GAAP. For both 2017 and 2016, we reported investment gains largely due to investment sales that were discretionary in timing and amount. Those gains were reduced by other-than-temporary impairment (OTTI) charges.

We believe it is useful to analyze our overall investment performance by using total investment return over several years. Total investment return considers changes in unrealized gains and losses that are not included in net income, in addition to net investment income and investment gains and losses that are included in net income. Changes in unrealized gains and losses shown in the table below include other invested assets. Considering total investment gains and losses over several years helps evaluate performance since gains and losses may experience typical variability during shorter periods of time.

The table below shows total return based on assumptions that simplify cash flow timing that is commonly used in total return measures. This simplified calculation uses data shown in our consolidated financial statements or notes to those statements. Added to invested asset amounts from our consolidated balance sheets are 50 percent of annual amounts pertaining to invested asset categories included in net cash used in investing activities from our consolidated statements of cash flows. The cash flow amounts are reduced by net gains from investment portfolio securities sales or called bonds, with the net result reduced by 50 percent to represent estimated new cash invested during each respective year. All new cash is assumed to be invested at the midpoint of the year.

Cincinnati Financial Corporation - 2018 10-K - Page 85

Total investment return of negative 0.7 percent in 2018 was significantly less than in 2017. The 2018 contribution from the investment income component was offset by the net unfavorable effect of the investment gains and losses components. Comparing contributions for 2018 with 2017, investment income rose $10 million, investment gains decreased by $550 million and the invested assets net change in unrealized gains and losses decreased by $1.252 billion. The base component of the return calculation, annual average invested assets, was up 9 percent in 2018. For 2017 compared with 2016, total investment return rose 2.0 percentage points, reflecting an increase in the contributions of investment income, investment gains and the net change in unrealized gains and losses. The base component of the return calculation, annual average invested assets, increased 8 percent in 2017.

(Dollars in millions)	Years ended December 31,			2018-2017	2017-2016
	2018	2017	2016	Change %	Change %
Invested assets beginning balance:
Fixed maturities	$10,699	$10,085	$9,650	6	5
Equity securities	6,249	5,334	4,706	17	13
Other invested assets	103	81	67	27	21
Invested assets beginning balance	17,051	15,500	14,423	10	7
Average acquisitions (dispositions), net	215	341	291	(37)	17
Annual average invested assets	$17,266	$15,841	$14,714	9	8

Total investment return:
Investment income, net of expenses	$619	$609	$595	2	2
Investment gains and losses, net	(402)	148	124	nm	19
Total invested assets change in unrealized gains and losses	(339)	913	525	nm	74
Total	$(122)	$1,670	$1,244	nm	34

Total return on invested assets, pretax	(0.7)%	10.5%	8.5%

Investment Income
The primary drivers of investment income are highlighted below, followed by investments results additional details.

•
Interest income of $445 million in 2018 matched 2017. The average fixed-maturity pretax yield declined by approximately 17 basis points but was offset by a larger average fixed-maturity portfolio that rose 4 percent on an amortized cost basis. Interest income increased 1 percent in 2017 when that yield declined by approximately 18 basis points while the portfolio rose 5 percent on an amortized cost basis.

•
Dividend income rose $11 million, or 6 percent, in 2018, after also rising 6 percent in 2017. Increases in dividend payment rates for most of the holdings in our common stock portfolio during both 2018 and 2017 drove the increases in dividend income. An increase in funds invested in that portfolio during 2018, and a small net decrease in 2017, also affected dividend income.

Cincinnati Financial Corporation - 2018 10-K - Page 86

(Dollars in millions)	Years ended December 31,			2018-2017	2017-2016
	2018	2017	2016	Change %	Change %
Investment income:
Interest	$445	$445	$440	—	1
Dividends	181	170	161	6	6
Other	5	4	3	25	33
Less investment expenses	12	10	9	20	11
Investment income, pretax	619	609	595	2	2
Less income taxes	95	142	141	(33)	1
Total investment income, after-tax	$524	$467	$454	12	3

Investment returns:
Average invested assets plus cash and cash equivalents	$17,397	$16,657	$15,316
Average yield pretax	3.56%	3.66%	3.88%
Average yield after-tax	3.01	2.80	2.96
Effective tax rate	15.4	23.4	23.8

Fixed-maturity returns:
Average amortized cost	$10,479	$10,057	$9,562
Average yield pretax	4.25%	4.42%	4.60%
Average yield after-tax	3.55	3.24	3.35
Effective tax rate	16.4	26.7	27.3

In 2018, we continued to invest available cash flow in both fixed income and equity securities in a manner that we believe balances current income needs with longer-term invested asset growth goals. While our bond portfolio more than covers our insurance reserve liabilities, we believe our diversified common stock portfolio of mainly blue chip, dividend-paying companies represents one of our best investment opportunities for the long term. We position our portfolio with consideration to both the challenges presented by the current low interest rate environment and the risks presented by potential future inflation. As bonds in our generally laddered portfolio mature or are called over the near term, we will be challenged to replace their current yield. The table below summarizes pretax yield to amortized costs excluding any book value adjustments due to impairment for bonds in our fixed-maturity portfolio by various maturity periods.

At December 31, 2018	% Yield	Principal redemptions
Fixed-maturity yield profile:
Expected to mature during 2019	5.92%	$588
Expected to mature during 2020	4.75	656
Expected to mature during 2021	4.40	971
Average yield and total expected redemptions from 2019 through 2021	4.91	$2,215

Cincinnati Financial Corporation - 2018 10-K - Page 87

The average pretax yield of 4.38 percent for fixed-maturity securities acquired during 2018, shown in the table below, was higher than the 4.20 percent average yield-to-amortized cost of the fixed-maturity securities portfolio at the end of 2018.

	Years ended December 31,
	2018	2017
Average pretax yield-to-amortized cost on new fixed-maturities:
Acquired taxable fixed-maturities	4.48%	3.88%
Acquired tax-exempt fixed-maturities	3.69	3.29
Average total fixed-maturities acquired	4.38	3.61

We discussed our portfolio strategies in Item 1, Investments Segment. We discuss risks related to our investment income and our fixed-maturity and equity investment portfolios in Item 7a, Quantitative and Qualitative Disclosures About Market Risk.

Total Investment Gains and Losses
Investment gains and losses are recognized on the sales of investments, for certain changes in fair values of securities even though we continue to hold the securities or as otherwise required by GAAP. New accounting requirements adopted in 2018 resulted in reporting, through net income, the change in fair value for equity securities still held, as disclosed in Note 1, Summary of Significant Accounting Policies, and Note 2, Investments. Net investment gains and losses included $404 million of losses in 2018, from the recognition of fair value changes of equity securities still held that prior to 2018 would have been reported in other comprehensive income instead of net income. Change in unrealized gains or losses for fixed-maturity securities are included as a component of other comprehensive income (OCI). Accounting requirements for OTTI charges for the fixed-maturity portfolio are disclosed in Item 8, Note 1, Summary of Significant Accounting Policies. The factors we consider when evaluating impairments are also discussed in Critical Accounting Estimates, Asset Impairment.

The timing of gains or losses from sales can have a material effect on results in any given period. However, such gains or losses usually have little, if any, effect on total shareholders’ equity because most equity and fixed-maturity investments are carried at fair value.

As appropriate, we buy, hold or sell both fixed-maturity and equity securities on an ongoing basis to help achieve our portfolio objectives. We generally purchase fixed-maturity securities with the intention to hold until maturity. If they no longer meet our investment criteria, they are divested. Sales of fixed-maturity securities are usually due to a change in credit fundamentals. Pretax net investment losses in 2018 were primarily due to unfavorable changes in fair values of equity securities even though we continue to hold the securities, and net gains in both 2017 and 2016 were largely due to rising fair values or sales of equity holdings. Additional information about investment gains or losses is included in Item 8, Note 2 of the Consolidated Financial Statements.

Cincinnati Financial Corporation - 2018 10-K - Page 88

The table below summarizes total investment gains and losses, before taxes.

(Dollars in millions)	Years ended December 31,
	2018	2017	2016
Investment gains and losses
Equity securities:
Investment gains and losses on securities sold, net	$9	$—	$—
Unrealized gains and losses on securities still held, net	(404)	—	—
Gross realized gains	—	195	152
Gross realized losses	—	(72)	(53)
Other-than-temporary impairments	—	(3)	—
Subtotal	(395)	120	99
Fixed maturities:
Gross realized gains	12	25	26
Gross realized losses	(2)	—	(1)
Other-than-temporary impairments	(5)	(6)	(2)
Subtotal	$5	$19	$23
Other	(12)	9	2
Total investment gains and losses reported in net income	(402)	148	124
Change in unrealized investment gains and losses
Fixed maturities	(339)	99	(40)
Equity securities	—	816	571
Total realized investment gains and losses reported in OCI	(339)	915	531
Total	$(741)	$1,063	$655

Cincinnati Financial Corporation - 2018 10-K - Page 89

OTTI charges from the investment portfolio by the asset classes we described in Item 1, Our Segments, Investments Segment, are summarized below:

(Dollars in millions)	Years ended December 31,
	2018	2017	2016
Taxable fixed maturities:
Impairment amount	$5	$6	$2
New amortized cost	$8	$—	$1
Percent to total amortized cost owned	—%	—%	—%
Number of securities other-than-temporarily impaired	1	1	2
Percent to number of securities owned	—%	—%	—%

Tax-exempt fixed maturities:
Impairment amount	$—	$—	$—
New amortized cost	$—	$—	$1
Percent to total amortized cost owned	—%	—%	—%
Number of securities other-than-temporarily impaired	—	—	2
Percent to number of securities owned	—%	—%	—%

Common equities:
Impairment amount	$—	$3	$—
New cost	$—	$19	$—
Percent to total cost owned	—%	1%	—%
Number of securities other-than-temporarily impaired	—	5	—
Percent to number of securities owned	—%	7%	—%

Totals:
Impairment amount	$5	$9	$2
New cost or amortized cost	$8	$19	$2
Percent to total cost or amortized cost owned	—%	—%	—%
Number of securities other-than-temporarily impaired	1	6	4
Percent to number of securities owned	—%	—%	—%

OTTI charges from the investment portfolio by industry are summarized as follows:

(Dollars in millions)	Years ended December 31,
	2018	2017	2016
Fixed maturities:
Energy	$5	$—	$—
Banks	—	6	—
Utilities	—	—	2
Total fixed maturities	5	6	2

Common equities:
Energy	—	3	—
Total common equities	—	3	—

Total	$5	$9	$2

Cincinnati Financial Corporation - 2018 10-K - Page 90

Investments Outlook
Bond prices were under pressure in 2018 as interest rates rose and corporate credit spreads widened. While in recent quarters we have been able to purchase fixed income securities at yields exceeding the average of the existing portfolio, we continue to experience redemptions of higher coupon bonds purchased during and shortly after the financial crisis that we cannot replace in the current market with similar quality and coupon levels.

We continue to focus on portfolio strategies to balance near-term income generation and long-term book value growth. In 2019, we expect to continue to allocate a portion of cash available for investment to equity securities, taking into consideration corporate liquidity and income requirements, as well as insurance department regulations and rating agency comments. We discuss our portfolio strategies in Item 1, Our Segments, Investments Segment.

We believe that a reversal of the slow but steady improvement in economic conditions could heighten the risk of renewed pressure on securities markets, which could lead to additional OTTI charges. Our asset impairment committee continues to monitor the investment portfolio. The current asset impairment policy is described in Critical Accounting Estimates, Asset Impairment.

Cincinnati Financial Corporation - 2018 10-K - Page 91

Other
Total revenues in 2018 for our Other operations increased, compared with 2017, primarily due to earned premiums of Cincinnati Re, our reinsurance assumed operation. Other also includes noninvestment operations of the parent company and its commercial leasing and financial services subsidiary, CFC Investment Company. Total expenses for Other also increased in 2018, primarily due to losses and loss expenses and underwriting expenses from Cincinnati Re.

Other loss in the table below represents losses before income taxes. For each year shown, Other loss was largely driven by interest expense from debt of the parent company. Net results of Cincinnati Re were an underwriting loss of approximately $8 million in 2018 and an underwriting loss of approximately $20 million in 2017, reflecting significant amounts of natural catastrophe losses, following a 2016 underwriting profit of approximately $8 million.

(Dollars in millions)	Years ended December 31,			2018-2017	2017-2016
	2018	2017	2016	Change %	Change %
Interest and fees on loans and leases	$4	$4	$4	0	0
Earned premiums	132	107	49	23	118
Other revenues	1	1	1	0	0
Total revenues	137	112	54	22	107
Interest expense	53	53	53	0	0
Loss and loss expenses	98	92	25	7	268
Underwriting expenses	42	35	16	20	119
Operating expenses	16	13	12	23	8
Total expenses	209	193	106	8	82
Other loss	$(72)	$(81)	$(52)	11	(56)

Cincinnati Financial Corporation - 2018 10-K - Page 92

Taxes
We had a $36 million income tax benefit in 2018 compared with a $315 million income tax benefit in 2017 and $221 million of income tax expense in 2016. Our corporate effective tax rate for 2018 was negative 14.3 percent compared with negative 43.2 percent in 2017 and 27.2 percent in 2016.

The change in our effective tax rate between years is largely driven by the significant non-recurring income tax benefit recorded during 2017 as a result of enactment of the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017. The 2017 effective tax rate was reduced as a result of the revaluation of our net deferred tax liability to account for the decrease in the federal tax rate from 35 percent to 21 percent. In addition, as a result of adoption of ASU 2016-01 in 2018, the change in our effective tax rate was impacted due to large net unrealized losses included in 2018 income versus only net realized gains included in income for the prior-year periods. Finally, our change in the effective tax rate for the current year included a reduction of 19.9 percent as a result of Internal Revenue Service (“IRS”) approved changes to our tax accounting methods, primarily related to the valuation of our tax base unpaid losses.

Historically, we have pursued a strategy of investing some portion of cash flow in tax-advantaged, fixed-maturity and equity securities to minimize our overall tax liability and maximize after-tax earnings. See Item 1, Our Segments, Fixed-Maturity Security Investments, for further discussion on municipal bond purchases in our fixed-maturity investment portfolio. For tax years 2017 and earlier, for our property casualty insurance subsidiaries, approximately 85 percent of interest from tax-advantaged fixed-maturity investments and approximately 60 percent of dividends from qualified equities were exempt from federal tax after applying proration from the 1986 Tax Reform Act. Our noninsurance companies own an immaterial amount of tax-advantaged, fixed-maturity investments. For our noninsurance companies, the dividend received deduction exempted 70 percent of dividends from qualified equities. Our life insurance company does not own tax-advantaged, fixed maturity investments or equities subject to the dividend received deduction.

The Tax Act, which took effect on January 1, 2018, lowered the U.S. corporate income tax rate from a top marginal rate of 35 percent to a flat rate of 21 percent and changed the amount of dividends received deduction and proration. For tax years after 2017, for our property casualty insurance subsidiaries, approximately 75 percent of interest from tax-advantaged, fixed-maturity investments and approximately 40 percent of dividends from qualified equities are exempt from federal tax after applying proration. For our noninsurance companies, the dividend received deduction exempts 50 percent of dividends from qualified equities.

Our effective tax rate reconciliation is found in Item 8, Note 11 of the Consolidated Financial Statements.

Cincinnati Financial Corporation - 2018 10-K - Page 93

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

Parent Company Liquidity
At December 31, 2018, the parent company had $2.478 billion in cash and marketable securities, providing strong liquidity to fund cash outflows, as needed. The payment of dividends to shareholders is largely based upon receiving subsidiary dividends. Alternatively, we could sell investments or use our line of credit to support the dividend payment.

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

(Dollars in millions)	Years ended December 31,
	2018	2017	2016
Sources of liquidity:
Insurance subsidiary dividends received	$500	$465	$475
Investment income received	65	62	56
Proceeds from stock options exercised	9	13	21
Uses of liquidity:
Shareholders' dividend payments	$336	$400	$306
Debt interest payments	52	52	52
Share repurchases	125	92	39
Pension contribution	15	12	13

Dividends received from the subsidiary in 2018 were $35 million more than 2017 while shareholder’s dividend payments decreased by $64 million, largely as a result of a special dividend declared and paid in 2017. We expect 2019 parent company sources of cash flow to be similar to 2018. Use of liquidity for share repurchases are discretionary depending on cash availability and capital management decisions. The majority of expenditures for the parent company have been fairly consistent during the last three years, and we expect future expenditures to remain consistent except for the acquisition of MSP Underwriting Limited (MSP) as disclosed in Item 8, Note 1 of the Consolidated Financial Statements. We entered into a foreign exchange forward contract that provides for an economic hedge for the agreed upon purchase price. The acquisition transaction is expected to close during the first quarter of 2019.

Cincinnati Financial Corporation - 2018 10-K - Page 94

Insurance Subsidiary Liquidity
The parent company’s insurance subsidiary is largely the operations of the property casualty segments. The primary sources of cash inflows are collection of premiums, investment income, maturity of fixed-income securities and sale proceeds from investments. Property casualty insurance premiums generally are received before losses are paid under the policies purchased with those premiums. Cash outflows are primarily loss and loss expenses, commissions, salaries, taxes, operating expenses and investment purchases. Over the three-year period ended December 31, 2018, premium receipts and investment income have been more than sufficient to pay claims and operating expenses. Excess cash flows were partially used to pay dividends to the parent company. We are not aware of any known trends that would materially change historical cash flow results other than fluctuations in catastrophe claims and other large losses either individually or in aggregate.

The table below shows a summary of operating cash flow for property casualty insurance (direct method). Historically, annual variation in operating cash flow has been largely related to changes in amounts of catastrophe losses.

(Dollars in millions)	Years ended December 31,
	2018	2017	2016
Premiums collected	$5,028	$4,846	$4,466
Loss and loss expenses paid	(2,847)	(2,843)	(2,503)
Commissions and other underwriting expenses paid	(1,549)	(1,471)	(1,375)
Cash flow from underwriting	632	532	588
Investment income received	428	411	397
Cash flow from operations	$1,060	$943	$985

Other Sources of Liquidity
Cash in excess of operating requirements is invested in fixed-maturity and equity securities. Cash generated from investment income provides an important investment contribution to cash flow and liquidity. The sale of investments could provide an additional source of liquidity at either the parent company or insurance subsidiary level, if required. In addition to possible sales of investments, proceeds of call or maturities of fixed-maturity securities also can provide liquidity. During the five-year period beginning in 2019, fair value of $3.504 billion, or 32.8 percent, of our fixed-maturity portfolio is scheduled to mature. At December 31, 2018, we had $5.742 billion of common stock securities, with $2.233 billion, or 38.9 percent, held by the parent company.

Financial resources of the parent company also could be made available to our insurance subsidiaries, if circumstances required it. This flexibility would include our ability to access the capital markets and short-term bank borrowings. We generally have minimized our reliance on debt financing, although we may use the line of credit to fund short-term cash needs.

Long-Term Debt
We provide details of our three long-term notes in Item 8, Note 8 of the Consolidated Financial Statements. None of the notes are encumbered by rating triggers. The total principal amount of our long-term debt at December 31, 2018, was $793 million and included:

•	$28 million aggregate principal amount of 6.900% senior debentures due 2028.

•	$391 million aggregate principal amount of 6.920% senior debentures due 2028.

•	$374 million aggregate principal amount of 6.125% senior debentures due 2034.

The company’s senior debt is rated investment grade by independent rating firms. None of the four rating agencies made changes to our debt ratings in 2018. Our debt ratings at February 21, 2019, were: a- from A.M. Best, A- from Fitch, A3 from Moody’s and BBB+ from S&P.

Cincinnati Financial Corporation - 2018 10-K - Page 95

Note Payable
At December 31, 2018, we had a $225 million line of credit with commercial banks, with $32 million borrowed. That line of credit had a $24 million balance at December 31, 2017. During 2018, we borrowed a net $8 million as part of routine cash management. That line of credit was due to expire on May 13, 2019. Effective February 4, 2019, we amended our unsecured revolving line of credit to $300 million with an accordion feature giving us the option to double that amount under the same terms and conditions. The agreement was extended for five years, amending the expiration to February 4, 2024, with the option of two one-year extensions. Terms and conditions are similar to the former agreement except the net worth covenant has been eliminated and debt-to-total capital maximum is now 35 percent.

We are in compliance with all covenants under the credit agreement and believe we will remain in compliance. The credit agreement provides alternative interest charges based on the type of borrowing and our debt rating. The interest rate charged is adjusted LIBOR plus an applicable margin.

Capital Resources
Capital resources consisting of shareholders’ equity and total debt represent our overall financial strength to support current obligations and growth in our insurance businesses. At December 31, 2018, we had total capital of $8.653 billion. Shareholders’ equity was $7.833 billion, a decrease of $410 million, or 5 percent, from the prior year. Our total debt was $820 million, up $9 million from a year ago. We seek to maintain a solid financial position and provide capital flexibility by keeping our ratio of debt to total capital moderate. At year-end 2018, the ratio was 9.5 percent, compared with 9.0 percent at year-end 2017.

At the discretion of the board of directors, the company can return capital directly to shareholders as discussed below.

•
Dividends to shareholders – The ability of our company to continue paying cash dividends is subject to factors the board of directors deem relevant. While the board and management believe there is merit to sustaining the company’s long record of dividend increases, our first priority is the company’s financial strength. Over the past 10 years, the company has paid an average of 73 percent of net income as dividends. Through 2018, the board had increased our cash dividend for 58 consecutive years. The board decision in February 2019 to increase the dividend demonstrated confidence in the company’s strong capital, liquidity, financial flexibility and initiatives to grow earnings.

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

Cincinnati Financial Corporation - 2018 10-K - Page 96

Obligations
We pay obligations to customers, suppliers and associates in the normal course of our business operations. Some are contractual obligations that define the amount, circumstances and/or timing of payments. We have other commitments for business expenditures; however, the amount, circumstances and/or timing of our other commitments are not dictated by contractual arrangements.

Contractual Obligations
At December 31, 2018, we estimated our future contractual obligations as follows:

(Dollars in millions)	Year	Years	Years	There-
Payment due by period	2019	2020-2021	2022-2023	after	Total
Gross property casualty loss and loss expense payments	$1,910	$1,981	$809	$946	$5,646
Gross life policyholder obligations	133	166	208	5,080	5,587
Interest on long-term debt	52	104	104	371	631
Long-term debt	—	—	—	793	793
Short-term debt	32	—	—	—	32
Profit-sharing commissions	140	—	—	—	140
Capital lease obligations	16	21	10	2	49
Other liabilities	104	17	5	10	136
Total	$2,387	$2,289	$1,136	$7,202	$13,014

Other Commitments
At December 31, 2018, we believe our most significant other commitments were:

•	Commissions – We expect commission payments to generally track with written premiums.

•
Other operating expenses – Many of our operating expenses are not contractual obligations but reflect the ongoing expenses of our business. For example, we anticipate capitalizing development costs for approximately $7 million in spending for key technology initiatives in 2019, compared with actual capitalization totaling $7 million in 2018 and $7 million in 2017. These activities are conducted at our discretion, and we have no material contractual obligations for activities planned as part of these projects.

•	Other invested assets – We expect to fund approximately $71 million for our private equity and real estate investments over the next several years.

Liquidity and Capital Resources Outlook
At December 31, 2018, we had $784 million in cash and cash equivalents. During 2019, our insurance subsidiary can declare $626 million in dividends to our parent company without regulatory approval. That strong liquidity and our consistent cash flows give us the flexibility to meet current obligations and commitments while building value by prudently investing where we see potential for both current income and long-term return. Our cash and cash equivalents provide adequate financial cushion when short-term operating results do not meet our objectives.

A long-term perspective governs our liquidity and capital resources decisions, with the goal of benefiting our policyholders, agents, shareholders and associates over time. Our underwriting philosophy and initiatives can drive performance to achieve our underwriting profitability target of a GAAP combined ratio over any five-year period that consistently averages within the range of 95 percent to 100 percent. Our GAAP combined ratio averaged 95.1 percent over the five-year period 2014 through 2018, resulting in strong underwriting profits.

In any year, we consider the most likely source of pressure on liquidity would be an unusually high level of catastrophe loss payments within a short period of time. There could be additional obligations for our insurance operations due to increasing severity or frequency of noncatastrophe claims. To address the risk of unusually large insurance loss obligations including catastrophe events, we maintain property casualty reinsurance contracts with highly rated reinsurers, as discussed under 2019 Reinsurance Ceded Programs. We also monitor the financial condition of our reinsurers because their insolvency could jeopardize a portion of our $484 million reinsurance recoverable asset at December 31, 2018. Parent-company liquidity could also be constrained by Ohio regulatory requirements that restrict the dividends insurance subsidiaries can pay.

Cincinnati Financial Corporation - 2018 10-K - Page 97

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

Property Casualty Loss and Loss Expense Obligations and Reserves
Our estimate of future gross property casualty loss and loss expense payments of $5.646 billion is lower than loss and loss expense reserves of $5.707 billion reported on our balance sheet at December 31, 2018. The $61 million difference is due to certain life and health loss reserves. Reserving practices are discussed in Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves.

For the business lines in the commercial and personal lines insurance segments, and in total for the excess and surplus lines insurance segment, the following table details gross reserves among case, IBNR and loss expense reserves, net of salvage and subrogation. The $427 million increase in total gross reserves was primarily due to a $180 million increase in case loss reserves and a $174 million increase in IBNR loss reserves. Total gross reserves for our commercial casualty line of business rose $161 million, for Cincinnati Re they rose $71 million, for our homeowner line of business they rose $65 million and for our commercial auto line of business they rose $50 million.

Cincinnati Financial Corporation - 2018 10-K - Page 98

Property Casualty Gross Loss and Loss Expense Reserves

(Dollars in millions)	Loss reserves		Loss expense reserves	Total gross reserves
	Case reserves	IBNR reserves			Percent of total

At December 31, 2018
Commercial lines insurance:
Commercial casualty	$981	$647	$604	$2,232	39.5%
Commercial property	270	12	60	342	6.1
Commercial auto	402	152	141	695	12.3
Workers' compensation	384	542	92	1,018	18.0
Other commercial	99	7	73	179	3.2
Subtotal	2,136	1,360	970	4,466	79.1
Personal lines insurance:
Personal auto	240	50	72	362	6.3
Homeowner	152	9	40	201	3.6
Other personal	46	65	5	116	2.1
Subtotal	438	124	117	679	12.0
Excess and surplus lines	118	96	84	298	5.3
Cincinnati Re	32	169	2	203	3.6
Total	$2,724	$1,749	$1,173	$5,646	100.0%

At December 31, 2017
Commercial lines insurance:
Commercial casualty	$890	$611	$570	$2,071	39.7%
Commercial property	232	18	65	315	6.0
Commercial auto	401	119	125	645	12.4
Workers' compensation	393	533	96	1,022	19.5
Other commercial	108	14	61	183	3.5
Subtotal	2,024	1,295	917	4,236	81.2
Personal lines insurance:
Personal auto	240	35	70	345	6.6
Homeowner	101	2	33	136	2.6
Other personal	55	46	5	106	2.1
Subtotal	396	83	108	587	11.2
Excess and surplus lines	104	87	73	264	5.1
Cincinnati Re	20	110	2	132	2.5
Total	$2,544	$1,575	$1,100	$5,219	100.0%

Cincinnati Financial Corporation - 2018 10-K - Page 99

Asbestos and Environmental Loss and Loss Expense Reserves
We carried $89 million of net loss and loss expense reserves for asbestos and environmental claims and $44 million of reserves for mold claims at year-end 2018, compared with $84 million and $45 million, respectively, for such claims at year-end 2017. The asbestos and environmental claims amounts for each respective year constituted 1.6 percent and 1.7 percent of total net loss and loss expense reserves at these year-end dates.

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

Reserving data for asbestos and environmental claims has characteristics that limit the usefulness of the methods and models used to analyze loss and loss expense reserves for other claims. Specifically, asbestos and environmental loss and loss expenses for different accident years do not emerge independently of one another as loss development and Bornhuetter-Ferguson methods assume. In addition, asbestos and environmental loss and loss expense data available to date did not reflect a well-defined tail, greatly complicating the identification of an appropriate probabilistic trend family model. At year-end 2018, we used a weighted average of a paid survival ratio method and report year method to estimate reserves for IBNR asbestos and environmental claims. Our exposure to such claims is limited; we believe a weighted average of both methods produces a sufficient level of reserves.

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

Our estimates of gross property casualty loss and loss expense payments do not include reinsurance receivables or ceded losses. As discussed in 2019 Reinsurance Ceded Programs, we purchase reinsurance to mitigate our property casualty risk exposure. Ceded property casualty reinsurance unpaid receivables of $238 million at year-end 2018 are an offset to our gross property casualty loss and loss expense obligations. Our reinsurance program mitigates the liquidity risk of a single large loss or an unexpected rise in claim severity or frequency due to a catastrophic event. Reinsurance does not relieve us of our obligation to pay covered claims. The financial strength of our reinsurers is important because our ability to recover losses under our reinsurance agreements depends on the financial viability of the reinsurers.

We direct our associates and agencies to settle claims and pay losses as quickly as is practical, and we made $2.847 billion of net claim payments during 2018. At year-end 2018, total net property casualty reserves of $5.408 billion reflected $2.578 billion in unpaid amounts on reported claims (case reserves), $1.161 billion in loss expense reserves and $1.669 billion in estimates of claims that were incurred but had not yet been reported (IBNR). The specific amounts and timing of obligations related to case reserves and associated loss expenses are not set contractually. The amounts and timing of obligations for IBNR claims and related loss expenses are unknown. We discuss our methods of establishing loss and loss expense reserves and our belief that reserves are adequate in Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves.

Cincinnati Financial Corporation - 2018 10-K - Page 100

The historical pattern of using premium receipts for the payment of loss and loss expenses has enabled us to extend slightly the maturities of our investment portfolio beyond the estimated settlement date of the loss reserves. The effective duration of our consolidated property casualty fixed-maturity portfolio was 5.2 years at year-end 2018. By contrast, the duration of our loss and loss expense reserves was approximately 3.8 years. We believe this difference in duration does not affect our ability to meet current obligations because cash flow from operations is sufficient to meet these obligations. In addition, investment holdings could be sold, if necessary, to meet higher than anticipated loss and loss expenses.

Range of Reasonable Reserves
The company established a reasonably likely range for net loss and loss expense reserves of $5.037 billion to $5.481 billion at year-end 2018, with the company carrying net reserves of $5.408 billion. The likely range was $4.709 billion to $5.155 billion at year-end 2017, with the company carrying net reserves of $5.032 billion. Our loss and loss expense reserves are not discounted for the time-value of money, but we have reduced the reserves by an estimate of the amount of salvage and subrogation payments we expect to recover.

The low point of each year’s range corresponds to approximately one standard error below each year’s mean reserve estimate, while the high point corresponds to approximately one standard error above each year’s mean reserve estimate. We discussed management’s reasons for basing reasonably likely reserve ranges on standard errors in Critical Accounting Estimates, Reserve Estimate Variability.

The ranges reflect our assessment of the most likely unpaid loss and loss expenses at year-end 2018 and 2017. However, actual unpaid loss and loss expenses could nonetheless fall outside of the indicated ranges.

Management’s best estimate of total loss and loss expense reserves as of year-end 2018 and 2017 was consistent with the corresponding actuarial best estimate.

Cincinnati Financial Corporation - 2018 10-K - Page 101

Property Casualty Insurance Development of Estimated Reserves by Accident Year
The following table shows net reserve changes at year-end 2018, 2017 and 2016 by property casualty segment and accident year:

(Dollars in millions)	Commercial	Personal	E&S	Cincinnati
	lines	lines	lines	Re	Totals
As of December 31, 2018
2017 accident year	$(68)	$11	$(8)	$3	$(62)
2016 accident year	(34)	2	(3)	(2)	(37)
2015 accident year	(31)	3	(7)	—	(35)
2014 accident year	(3)	(1)	(5)	—	(9)
2013 accident year	(9)	—	—	—	(9)
2012 accident year	(10)	(1)	(1)	—	(12)
2011 and prior accident years	(2)	(1)	—	—	(3)
(Favorable)/unfavorable	$(157)	$13	$(24)	$1	$(167)

As of December 31, 2017
2016 accident year	$(35)	$(8)	$(5)	$(3)	$(51)
2015 accident year	(4)	2	(8)	—	(10)
2014 accident year	(10)	(2)	(11)	—	(23)
2013 accident year	(12)	(5)	(4)	—	(21)
2012 accident year	11	1	(1)	—	11
2011 accident year	(20)	—	—	—	(20)
2010 and prior accident years	(3)	(2)	—	—	(5)
(Favorable)/unfavorable	$(73)	$(14)	$(29)	$(3)	$(119)

As of December 31, 2016
2015 accident year	$(64)	$(12)	$(15)	$(1)	$(92)
2014 accident year	(41)	7	(7)	—	(41)
2013 accident year	(21)	2	(9)	—	(28)
2012 accident year	(2)	(1)	(2)	—	(5)
2011 accident year	(4)	1	(1)	—	(4)
2010 accident year	(2)	1	—	—	(1)
2009 and prior accident years	5	(2)	—	—	3
(Favorable)/unfavorable	$(129)	$(4)	$(34)	$(1)	$(168)

Overall favorable development for consolidated property casualty reserves of $167 million in 2018 illustrated the potential for revisions inherent in estimating reserves, especially for long-tail lines such as commercial casualty and workers’ compensation. As noted in Critical Accounting Estimates, Key Assumptions Loss Reserving, our models predict that actual loss and loss expense emergence will differ from projections, and we do not attempt to monitor or identify such normal variations. The table in Property Casualty Loss and Loss Expense Obligations and Reserves shows reserves by segment and lines of business and the components of gross reserves among case, IBNR and loss expense reserves.

Cincinnati Financial Corporation - 2018 10-K - Page 102

Favorable reserve development of $58 million for our workers’ compensation line accounted for approximately 37 percent of our commercial lines insurance segment net total in 2018, while favorable reserve development was $47 million for our commercial casualty line of business and $47 million for our commercial property line of business. Our homeowner line of business experienced $24 million of unfavorable reserve development on prior accident years recorded during 2018, and that 2018 measure for our commercial auto line of business was also unfavorable at $14 million. Drivers of significant reserve development typically reflect loss emergence on known claims that was more favorable or less favorable than previously anticipated for various lines of business and are discussed below.

•
Commercial casualty – During 2018, we experienced favorable development on prior accident years after seeing adverse development in 2017 for this line of business. We continue to watch this line so we can detect unfavorable trends should they reoccur.

•
Workers’ compensation – We continue to see favorable reserve development, for all prior accident years in aggregate. During 2018, the trend for estimated payments to be made in future calendar years was stable compared to 2017. However, we continue to monitor this line closely, as a sudden increase in trend for future payments has a highly leveraged effect.

•
Commercial auto – Loss emergence continued to develop unfavorably during calendar year 2018. This line of business has been troublesome for the industry as a whole in recent years. As part of the U.S. economic recession of a few years ago, slowing business activity influenced our estimates of reserves for ultimate losses and loss expenses during that period. As the economy slowly recovered, we believe we were slow to recognize some of the higher loss cost effects in current accident year reserve estimates for at least part of that period. As claims that occurred during that period have become more mature, paid and reported loss cost trends resulted in us increasing our estimated ultimate losses. Initiatives to improve profitability of our commercial auto line of business are discussed in Commercial Lines Insurance Results.

•
Personal auto – Loss emergence continued to develop unfavorably during calendar year 2018, for several older accident years. This line of business is subject to many of the same cost pressures related to the economic slowdown as commercial auto. Initiatives to improve profitability of our personal auto line of business are discussed in Personal Lines Insurance Results.

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

For the excess and surplus lines insurance segment, the table showing reserves by segment and lines of business in Property Casualty Loss and Loss Expense Obligations and Reserves, shows the components of gross reserves among case, IBNR and loss expense reserves. Total gross reserves were up $34 million from year-end 2017 primarily due to the increase in premiums and exposures for this segment, as we discussed in Excess and Surplus Lines Insurance Results. Favorable development during 2018 of $24 million for excess and surplus lines insurance segment reserves, shown in the table above, illustrates the potential for revisions inherent in estimating reserves.

Cincinnati Financial Corporation - 2018 10-K - Page 103

Life Insurance Policyholder Obligations and Reserves

Gross Life Insurance Policyholder Obligations
Our estimates of life, annuity and disability policyholder obligations reflect future estimated cash payments to be made to policyholders for future policy benefits, policyholders’ account balances and separate account liabilities. These estimates include death and disability income claims, policy surrenders, policy maturities, annuity payments, minimum guarantees on separate account products, commissions and premium taxes offset by expected future deposits and premiums on in-force contracts. Further, these estimates are based on mortality, morbidity and lapse assumptions reflective of our recent experience and expectations of future payment obligations.

Our estimates of gross life, annuity and disability obligations do not reflect net recoveries from reinsurance agreements. Ceded life reinsurance receivables were $240 million at year-end 2018. As discussed in 2018 Reinsurance Programs, we purchase reinsurance to mitigate our life insurance risk exposure. At year-end 2018, ceded death benefits represented approximately 36.8 percent of our total gross policy face amounts in force.

These estimated cash outflows are undiscounted with respect to interest. As a result, the sum of the cash outflows for all years of $5.587 billion (total of life insurance obligations) exceeds the liabilities recorded in life policy and investment contract reserves and separate accounts for future policy benefits and claims of $3.576 billion (total of life insurance policy reserves and separate account policy reserves). A significant portion of the difference can be attributed to time value of money and changes in mortality, morbidity and lapse assumptions between the date the liabilities were originally established and the current date.

We have made significant assumptions to determine the estimated undiscounted cash flows of these policies and contracts that include mortality, morbidity, timing of claims, future lapse rates and interest crediting rates. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results.

Life Insurance Reserves
Gross life policy reserves were $2.779 billion at year-end 2018, compared with $2.729 billion at year-end 2017. The increase was primarily due to reserves for traditional life insurance contracts. We establish reserves for traditional life insurance policies based on expected expenses, mortality, morbidity, withdrawal rates and investment yields, including a provision for uncertainty. Once these assumptions are established, they generally are maintained throughout the lives of the contracts. We use both our own experience and industry experience adjusted for historical trends in arriving at our assumptions for expected mortality and morbidity. We use our own experience and historical trends for setting our assumptions for expected withdrawal rates and expenses. We base our assumptions for expected investment income on our own experience adjusted for current and future expected economic conditions.

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

Cincinnati Financial Corporation - 2018 10-K - Page 104

2019 Reinsurance Ceded Programs
A single large loss or an unexpected rise in claims severity or frequency due to a catastrophic event is a risk to the company's liquidity and financial strength. In an effort to control such losses, we limit marketing property casualty insurance in specific geographic areas and monitor our exposure in certain coastal regions. An example of this is the reduction in recent years of our homeowner policies in the southeastern U.S. coastal region. Loss exposures in that area had been identified as a major contributor to our catastrophe probable maximum loss estimates shown in the table below. Those estimates were subsequently reduced, in large part due to less exposure from southeastern U.S. homeowner policies. We also continually review aggregate exposures to huge disasters and purchase reinsurance protection to cover these exposures. For business other than Cincinnati Re, we use the Risk Management Solutions (RMS) and Applied Insurance Research (AIR) models to evaluate exposures to a once-in-a-100-year and a once-in-a-250-year event to help determine appropriate reinsurance coverage programs. In conjunction with these activities, we also continue to evaluate information provided by our reinsurance broker. Examples include deterministic modeling of probable maximum loss contribution from growth in new geographic territories.

To help determine appropriate reinsurance coverage for hurricane, earthquake and tornado/hail exposures, for business other than Cincinnati Re we use the RMS and AIR models to estimate the probable maximum loss from a single event or multiple events occurring in a one-year period. The models are proprietary in nature, and the vendors that provide them periodically update the models, sometimes resulting in significant changes to their estimate of probable maximum loss. As of the end of 2018, both models indicated that a hurricane event represents our largest amount of exposure to losses. The table below summarizes estimated probabilities and the corresponding probable maximum loss from a single hurricane event occurring in a one-year period, for business other than Cincinnati Re, and indicates the effect of such losses on consolidated shareholders’ equity at December 31, 2018. Net losses are net of reinsurance and income taxes, assuming a 21 percent federal tax rate, and assume our 2019 reinsurance programs apply.

(Dollars in millions)	RMS Model			AIR Model
			Percent			Percent
	Gross	Net	of total	Gross	Net	of total
Probability at December 31, 2018	losses	losses	equity	losses	losses	equity
2.0% (1 in 50 year event)	$349	$89	1.1%	$361	$89	1.1%
1.0% (1 in 100 year event)	558	97	1.2	524	95	1.2
0.4% (1 in 250 year event)	932	350	4.5	814	252	3.2
0.2% (1 in 500 year event)	1,291	632	8.1	1,076	451	5.8

The modeled losses according to RMS in the table are based on its RiskLink version 18.0 catastrophe model and use a long-term storm catalog methodology. The modeled losses according to AIR in the table are based on its AIR Touchstone® version 6.0 catastrophe model and use a long-term methodology. The AIR and RMS storm catalogs include decades of documented weather events used in simulations for probable maximum loss projections.

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

Cincinnati Financial Corporation - 2018 10-K - Page 105

For 2019, the primary participants on our standard market property and casualty per-risk and per-occurrence reinsurance ceded programs include Hannover Reinsurance Company, Munich Reinsurance America, Partner Reinsurance Company of the U.S. and Swiss Reinsurance America Corporation, all of which had A.M. Best insurer financial strength ratings of A (Excellent) or better as of December 31, 2018. Our property catastrophe program is subscribed through a broker by reinsurers from the United States, Bermuda, London and the European markets. The largest participant in our property catastrophe program, representing approximately 47 percent of total participation, is the Lloyd's of London placement that features numerous syndicates, with AXA XL and Liberty taking the largest participations. Other primary participants in our property catastrophe program include Amlin Underwriting Limited, Axis and Fidelis.

The following table shows our five largest property casualty reinsurance receivable amounts by reinsurer at year-end 2018 and 2017. Michigan Catastrophic Claims Association is a mandatory nonprofit association which runs a reinsurance program funded by an annual premium assessment per vehicle. This assessment covers Michigan’s automobile no-fault policies which provide unlimited lifetime coverage for medical expenses resulting from auto accidents. Third Point Reinsurance is one of several reinsurers that Cincinnati Re transacts business with to cede part of its risk to unaffiliated reinsurance companies through retrocessions. The A.M. Best insurer financial strength ratings as of the end of the two most recent years are also shown for each of those reinsurers that are rated by Best.

(Dollars in millions)	2018		2017
Name of reinsurer	Total receivable	A.M. Best Rating	Total receivable	A.M. Best Rating
Michigan Catastrophic Claims Association	$44	NA	$40	NA
Swiss Reinsurance America Corporation	42	A+	36	A+
General Reinsurance Corporation	31	A++	30	A++
Munich Reinsurance America	27	A+	21	A+
Third Point Reinsurance	25	A-	34	A-

Cincinnati Financial Corporation - 2018 10-K - Page 106

Primary components of the 2019 property and casualty reinsurance program are summarized below. The premium estimates below occurred near the beginning of each respective year, when direct written premiums that were subject to applicable reinsurance treaties were also estimated.

•
Property per risk treaty – The primary purpose of the property treaty is to provide capacity up to $50 million, adequate for the majority of the risks we write. It also includes protection for extra-contractual liability coverage losses. We retain the first $10 million of each loss. Losses between $10 million and $50 million are reinsured at 100 percent. The 2019 ceded premium estimate was $28 million, compared with $26 million for the 2018 estimate.

•
Property excess treaty – We purchased a property reinsurance treaty that provides an additional $50 million in protection for property losses. This treaty, along with the property per risk treaty, provides a total of $100 million of protection. The 2019 ceded premium estimate was approximately $2 million, essentially unchanged from the 2018 estimate.

•
Casualty per occurrence treaty – The casualty treaty provides capacity up to $25 million. Similar to the property treaty, it provides sufficient capacity to cover the vast majority of casualty accounts we insure and also includes protection for extra-contractual liability coverage losses. We retain the first $10 million of each loss. Losses between $10 million and $25 million are reinsured at 100 percent. The 2019 ceded premium estimate was $12 million, essentially unchanged from the 2018 estimate.

•
Casualty excess treaty – We purchase a casualty reinsurance treaty that provides an additional $45 million in protection for certain casualty losses. This treaty, along with the casualty per occurrence treaty, provides a total of $70 million of protection for workers’ compensation, extra-contractual liability coverage and clash coverage losses, which would apply when a single occurrence involves multiple policyholders of The Cincinnati Insurance Companies or multiple coverages for one insured. The 2019 ceded premium estimate was approximately $3 million, essentially unchanged from the 2018 estimate.

•
Property catastrophe treaty – To protect against catastrophic events such as wind and hail, hurricanes or earthquakes, we purchased property catastrophe reinsurance with a limit up to $600 million. Losses from the same occurrence can now be aggregated into one limit over a 120-hour period and applied to the treaty towards recovery. The treaty contains one reinstatement provision. The 2019 ceded premium estimate was $43 million, essentially unchanged from the 2018 estimate. We retain the first $100 million of any loss, and a share of losses up to $600 million, as indicated below:

◦	5.0 percent of losses between $100 million and $200 million

◦	5.0 percent of losses between $200 million and $300 million

◦	5.0 percent of losses between $300 million and $400 million

◦	5.0 percent of losses between $400 million and $600 million

Cincinnati Financial Corporation - 2018 10-K - Page 107

•
Beginning in 2018, effective July 1, we added a new component to our property casualty reinsurance program, a property catastrophe occurrence and aggregate excess of loss treaty providing coverage not to exceed $50 million in aggregate. Key coverages include $50 million in excess of net $125 million per occurrence combining business written on a direct basis and by Cincinnati Re, $25 million in excess of $32 million for the aggregation of Cincinnati Re catastrophe occurrences subject to certain deductibles, $50 million in excess of $10 million for business written on a direct basis for the loss perils of earthquake, brushfire and wildfire in certain western states, or various combinations of occurrences with coverage up to the $50 million aggregate limit. The aggregate limit is $25 million if covered losses pertain only to Cincinnati Re. Ceded premiums for the first year of coverage from this treaty are estimated to be approximately $7 million.

•
Beginning in 2013 we added an alternative reinsurance structure to protect against certain catastrophic events, and a similar structure is in place for 2017 through 2019. For certain exposures in the United States, we arranged for the purchase of collateralized reinsurance funded through the issuance of collateralized risk-linked securities, known as catastrophe bonds with Skyline Re Ltd ("Skyline"). The catastrophe bond arrangements generally provide reinsurance coverage for specific types of losses in specific geographic locations. They are generally designed to supplement coverage provided under the property catastrophe treaty. Effective January 2017, we have a catastrophe bond arrangement providing up to $200 million in earthquake reinsurance protection or $80 million in severe convective storm coverage or various combinations of those coverages. It expires in January 2020 and meets the requirements to be accounted for as reinsurance in accordance with the guidance for reinsurance contracts. The earthquake coverage is countrywide, excluding California, and the severe convective storm coverage territory is also countrywide, excluding Florida. The storm coverage provides loss recovery when storm losses for all events in aggregate exceed $190 million, after an $8 million deductible per event.

Cincinnati Financial Corporation - 2018 10-K - Page 108

After reinsurance, and before any applicable benefit from our catastrophe bond, our maximum exposure to a catastrophic event that causes $600 million in covered losses in 2019 would be $125 million, matching our retention for 2018. The largest catastrophe loss event in our history occurred during 2011 from a May 20-27 storm system that included a tornado in Joplin, Missouri, and also significant losses from hail in the Dayton, Ohio, area. Our losses from that storm were estimated at December 31, 2017, to be $226 million before reinsurance.

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

A form of reinsurance is also provided through The Terrorism Risk Insurance Act of 2002 (TRIA). TRIA was originally signed into law on November 26, 2002, and extended on several occasions, including the most recent extension on January 12, 2015. TRIA provides a temporary federal backstop for losses related to the writing of the terrorism peril in property casualty insurance policies. Under regulations promulgated under this statute, insurers are required to offer terrorism coverage for certain lines of property casualty insurance, including property, commercial multi-peril, fire, ocean marine, inland marine, liability, aircraft and workers’ compensation. In the event of a terrorism event defined by TRIA, the federal government would reimburse terrorism claim payments subject to the insurer’s deductible. The deductible is calculated as a percentage of subject written premiums for the preceding calendar year. Our deductible in 2018 was $541 million (20 percent of 2017 subject premiums), and we estimate it is $551 million (20 percent of 2018 subject premiums) for 2019.

Reinsurance protection for the company’s surety business is covered under a separate treaty with many of the same reinsurers that write the property casualty working treaties.

The Cincinnati Specialty Underwriters Insurance Company has separate property and casualty reinsurance treaties for 2018 through its parent, The Cincinnati Insurance Company. Primary components of the treaties include:

•
Property per risk treaty – The property treaty provides limits up to $5 million, which is adequate capacity for the risk profile we insure. It also includes protection for extra-contractual liability coverage losses. Cincinnati Specialty Underwriters retains the first $1 million of any policy loss. Losses between $1 million and $5 million are reinsured at 100 percent by The Cincinnati Insurance Company.

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

Cincinnati Financial Corporation - 2018 10-K - Page 109

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

We also have catastrophe reinsurance coverage on our life insurance operations that reimburses us for covered net losses in excess of $12 million. Our recovery is capped at $75 million for losses involving our associates.

The following table shows our five largest life reinsurance receivable amounts by reinsurer at year-end 2018 and 2017. The A.M. Best insurer financial strength ratings are also shown.

(Dollars in millions)	2018		2017
Name of reinsurer	Total receivable	A.M. Best Rating	Total receivable	A.M. Best Rating
Swiss Re Life & Health America, Inc.	$83	A+	$80	A+
General Re Life Corporation	38	A++	35	A++
Lincoln National Life Insurance Company	37	A+	38	A+
Security Life of Denver Insurance Company	27	A	27	A u
Pacific Life Insurance Company	14	A+	14	A+

Cincinnati Financial Corporation - 2018 10-K - Page 110

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

Cincinnati Financial Corporation - 2018 10-K - Page 111

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

Cincinnati Financial Corporation - 2018 10-K - Page 112

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

Cincinnati Financial Corporation - 2018 10-K - Page 113

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

Cincinnati Financial Corporation - 2018 10-K - Page 114

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

The table below summarizes the effect of hypothetical changes in interest rates on fair value of our fixed-maturity portfolio.

(Dollars in millions)	Effect from interest rate change in basis points
	-200	-100	—	100	200
At December 31, 2018	$11,793	$11,245	$10,689	$10,121	$9,576
At December 31, 2017	$11,803	$11,249	$10,699	$10,133	$9,589

The effective duration of the fixed-maturity portfolio was 5.2 years at year-end 2018, matching year-end 2017. A 100-basis-point movement in interest rates would result in an approximately 5.3 percent change in the fair value of the fixed-maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value are to changes in the general level of interest rates, exclusive of call features. The fair

Cincinnati Financial Corporation - 2018 10-K - Page 115

values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.

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

The table below summarizes the effect of hypothetical changes in market prices on fair value of our equity portfolio.

(Dollars in millions)	Effect from market price change in percent
	-30%	-20%	-10%	—	10%	20%	30%
At December 31, 2018	$4,144	$4,736	$5,328	$5,920	$6,512	$7,104	$7,696
At December 31, 2017	$4,374	$4,999	$5,624	$6,249	$6,874	$7,499	$8,124

Our equity holdings represented $5.920 billion in fair value and accounted for approximately 98 percent of the net unrealized gains and losses of the entire portfolio at year-end 2018. No holding had a fair value greater than 4.5 percent of our $5.742 billion publicly traded common stock portfolio. We had 23 holdings among eight different sectors each with a fair value greater than $100 million. See Item 1, Our Segments, Investments Segment and Item 8, Note 2 of the Consolidated Financial Statements, for additional details on our holdings.

The primary risks related to preferred stocks are similar to those related to investment-grade corporate bonds. Rising interest rates adversely affect market values due to the normal inverse relationship between interest rates and bond prices. Credit risk exists due to the subordinate position of preferred stocks in the capital structure. We minimize this risk by primarily purchasing investment-grade preferred stocks of issuers with a strong history of paying a common stock dividend.

Application of Asset Impairment Policy
As discussed in Item 7, Critical Accounting Estimates, Asset Impairment, our fixed-maturity investment portfolio is evaluated for other-than-temporary impairments. The company’s asset impairment committee monitors a number of significant factors for indications of investments with a fair value below the carrying amount that may not be recoverable. The application of our impairment policy resulted in OTTI charges that reduced our income before income taxes by $5 million in 2018, $9 million in 2017 and $2 million in 2016. Impairments are discussed in Item 7, Investments Results.

We expect the number of fixed-maturity securities with a fair value below 100 percent of amortized cost to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, cost or amortized cost for some securities have been revised due to impairment charges recognized in prior periods. At year-end 2018, 1,262 of the 3,606 fixed-maturity securities we owned had a fair value below 100 percent of cost or amortized cost compared with 440 of the 3,598 fixed-maturity and equity securities we owned at year-end 2017 and 784 of the 3,315 fixed-maturity and equity securities we owned at year-end 2016.

Cincinnati Financial Corporation - 2018 10-K - Page 116

The 1,262 holdings fair valued below cost or amortized cost at year-end 2018 represented 39.1 percent of our fixed-maturity portfolio and $128 million in unrealized losses.

•
1,233 of these holdings were fair valued between 90 percent and 100 percent of cost or amortized cost. The value of these securities fluctuates primarily because of changes in interest rates. The fair value of these 1,233 securities was $4.069 billion at year-end 2018, and they accounted for $106 million in unrealized losses.

•
29 of these holdings were fair valued between 70 percent and 90 percent of cost or amortized cost. The fair value of these holdings was $111 million, and they accounted for $22 million in unrealized losses.

•	No fixed-maturity securities had a fair value below 70 percent of cost or amortized cost.

The following table summarizes the length of time securities in the investment portfolio have been in a continuous unrealized loss position.

(Dollars in millions)	Less than 12 months		12 months or more		Total
At December 31, 2018	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
Corporate	$2,082	$51	$501	$36	$2,583	$87
States, municipalities and political subdivisions	823	18	340	13	1,163	31
Commercial mortgage-backed	77	—	64	2	141	2
Government-sponsored enterprises	49	1	211	6	260	7
United States government	—	—	33	1	33	1
Total	$3,031	$70	$1,149	$58	$4,180	$128
At December 31, 2017
Fixed maturity securities:
Corporate	$330	$4	$252	$9	$582	$13
States, municipalities and political subdivisions	88	1	264	5	352	6
Commercial mortgage-backed	33	—	36	1	69	1
Government-sponsored enterprises	96	1	124	3	220	4
Foreign government	10	—	—	—	10	—
United States government	23	—	6	—	29	—
Subtotal	580	6	682	18	1,262	24
Equity securities:
Common equities	229	14	—	—	229	14
Subtotal	229	14	—	—	229	14
Total	$809	$20	$682	$18	$1,491	$38

Cincinnati Financial Corporation - 2018 10-K - Page 117

The following table summarizes and classifies securities based on fair values relative to cost or amortized cost:

(Dollars in millions)	Number of issues	Cost or amortized cost	Fair value	Gross unrealized gain (loss)	Gross investment income
At December 31, 2018
Taxable fixed maturities:
Fair valued below 70% of amortized cost	—	$—	$—	$—	$—
Fair valued at 70% to less than 100% of amortized cost	720	3,228	3,129	(99)	114
Fair valued at 100% and above of amortized cost	897	3,692	3,797	105	183
Investment income on securities sold in current year	—	—	—	—	19
Total	1,617	6,920	6,926	6	316

Tax-exempt fixed maturities:
Fair valued below 70% of amortized cost	—	—	—	—	—
Fair valued at 70% to less than 100% of amortized cost	542	1,080	1,051	(29)	33
Fair valued at 100% and above of amortized cost	1,447	2,643	2,712	69	86
Investment income on securities sold in current year	—	—	—	—	9
Total	1,989	3,723	3,763	40	128

Fixed-maturities summary:
Fair valued below 70% of cost or amortized cost	—	—	—	—	—
Fair valued at 70% to less than 100% of cost or amortized cost	1,262	4,308	4,180	(128)	147
Fair valued at 100% and above of cost or amortized cost	2,344	6,335	6,509	174	269
Investment income on securities sold in current year	—	—	—	—	28
Total	3,606	$10,643	$10,689	$46	$444

At December 31, 2017
Portfolio summary:
Fair valued below 70% of cost or amortized cost	—	$—	$—	$—	$—
Fair valued at 70% to less than 100% of cost or amortized cost	440	1,529	1,491	(38)	37
Fair valued at 100% and above of cost or amortized cost	3,158	11,879	15,457	3,578	533
Investment income on securities sold in current year	—	—	—	—	45
Total	3,598	$13,408	$16,948	$3,540	$615

Cincinnati Financial Corporation - 2018 10-K - Page 118

ITEM 8.       Financial Statements and Supplementary Data

Responsibility for Financial Statements
We have prepared the consolidated financial statements of Cincinnati Financial Corporation and our subsidiaries for the year ended December 31, 2018, in accordance with accounting principles generally accepted in the United States of America (GAAP).

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

Deloitte & Touche LLP, our independent registered public accounting firm, audited the consolidated financial statements of Cincinnati Financial Corporation and subsidiaries for the year ended December 31, 2018. Deloitte & Touche LLP met with our audit committee to discuss the results of its examination. They have the opportunity to discuss the adequacy of internal controls and the quality of financial reporting without management present.

Cincinnati Financial Corporation - 2018 10-K - Page 119

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2018, as required by Section 404 of the Sarbanes Oxley Act of 2002. Management’s assessment was based on the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the company maintained effective internal control over financial reporting as of December 31, 2018. The assessment led management to conclude that, as of December 31, 2018, the company’s internal control over financial reporting was effective based on those criteria.

The company’s independent registered public accounting firm has issued an audit report on our internal control over financial reporting as of December 31, 2018.

/S/ Steven J. Johnston
Steven J. Johnston, FCAS, MAAA, CFA, CERA
President and Chief Executive Officer

/S/ Michael J. Sewell
Michael J. Sewell, CPA
Chief Financial Officer, Senior Vice President and Treasurer
(Principal Accounting Officer)

February 22, 2019

Cincinnati Financial Corporation - 2018 10-K - Page 120

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Cincinnati Financial Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Cincinnati Financial Corporation and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the schedules listed in the Index at Item 15(c) (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company adopted Accounting Standards Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Liabilities, using the modified retrospective approach on January 1, 2018.

Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Cincinnati Financial Corporation - 2018 10-K - Page 121

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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
February 22, 2019

We have served as the Company’s auditor since 1980.

Cincinnati Financial Corporation - 2018 10-K - Page 122

Cincinnati Financial Corporation and Subsidiaries
Consolidated Balance Sheets

(Dollars in millions, except per share data)	December 31,	December 31,
	2018	2017
Assets
Investments
Fixed maturities, at fair value (amortized cost: 2018—$10,643; 2017—$10,314)	$10,689	$10,699
Equity securities, at fair value (cost: 2018—$3,368; 2017—$3,094)	5,920	6,249
Other invested assets	123	103
Total investments	16,732	17,051
Cash and cash equivalents	784	657
Investment income receivable	132	134
Finance receivable	71	61
Premiums receivable	1,644	1,589
Reinsurance recoverable	484	432
Prepaid reinsurance premiums	44	42
Deferred policy acquisition costs	738	670
Land, building and equipment, net, for company use (accumulated depreciation: 2018—$265; 2017—$253)	195	185
Other assets	308	216
Separate accounts	803	806
Total assets	$21,935	$21,843

Liabilities
Insurance reserves
Loss and loss expense reserves	$5,707	$5,273
Life policy and investment contract reserves	2,779	2,729
Unearned premiums	2,516	2,404
Other liabilities	804	792
Deferred income tax	627	745
Note payable	32	24
Long-term debt and capital lease obligations	834	827
Separate accounts	803	806
Total liabilities	14,102	13,600

Commitments and contingent liabilities (Note 16)	—	—

Shareholders' Equity
Common stock, par value—$2 per share; (authorized: 2018 and 2017—500 million shares; issued: 2018 and 2017—198.3 million shares)	397	397
Paid-in capital	1,281	1,265
Retained earnings	7,625	5,180
Accumulated other comprehensive income	22	2,788
Treasury stock at cost (2018—35.5 million shares and 2017—34.4 million shares)	(1,492)	(1,387)
Total shareholders' equity	7,833	8,243
Total liabilities and shareholders' equity	$21,935	$21,843

Accompanying Notes are an integral part of these Consolidated Financial Statements.

Cincinnati Financial Corporation - 2018 10-K - Page 123

Cincinnati Financial Corporation and Subsidiaries
Consolidated Statements of Income

(Dollars in millions, except per share data)	Years ended December 31,
	2018	2017	2016
Revenues
Earned premiums	$5,170	$4,954	$4,710
Investment income, net of expenses	619	609	595
Investment gains and losses, net	(402)	148	124
Fee revenues	15	16	15
Other revenues	5	5	5
Total revenues	5,407	5,732	5,449
Benefits and Expenses
Insurance losses and contract holders' benefits	3,490	3,390	3,107
Underwriting, acquisition and insurance expenses	1,597	1,546	1,465
Interest expense	53	53	53
Other operating expenses	16	13	12
Total benefits and expenses	5,156	5,002	4,637
Income Before Income Taxes	251	730	812
Provision (Benefit) for Income Taxes
Current	11	129	183
Deferred	(47)	(444)	38
Total provision (benefit) for income taxes	(36)	(315)	221
Net Income	$287	$1,045	$591
Per Common Share
Net income—basic	$1.76	$6.36	$3.59
Net income—diluted	1.75	6.29	3.55

Accompanying Notes are an integral part of these Consolidated Financial Statements.

Cincinnati Financial Corporation - 2018 10-K - Page 124

Cincinnati Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

(Dollars in millions)	Years ended December 31,
	2018	2017	2016
Net Income	$287	$1,045	$591
Other Comprehensive Income (Loss)
Change in unrealized gains and losses on investments, net of tax (benefit) of $(72), $317 and $186, respectively	(267)	598	345
Amortization of pension actuarial gains and losses and prior service cost, net of tax (benefit) of $(1), $7 and $6, respectively	(3)	7	10
Change in life deferred acquisition costs, life policy reserves and other, net of tax (benefit) of $2, $1 and $(4), respectively	7	(2)	(6)
Other comprehensive income (loss)	(263)	603	349
Comprehensive Income	$24	$1,648	$940

Accompanying Notes are an integral part of these Consolidated Financial Statements.

Cincinnati Financial Corporation - 2018 10-K - Page 125

Cincinnati Financial Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity

(Dollars in millions)	Years ended December 31,
	2018	2017	2016
Common Stock
Beginning of year	$397	$397	$397
Share-based awards	—	—	—
End of year	397	397	397

Paid-In Capital
Beginning of year	1,265	1,252	1,232
Share-based awards	(17)	(18)	(8)
Share-based compensation	28	26	23
Other	5	5	5
End of year	1,281	1,265	1,252

Retained Earnings
Beginning of year	5,180	5,037	4,762
Cumulative effect of change in accounting for equity securities as of January 1, 2018	2,503	—	—
Adjusted beginning of year	7,683	5,037	4,762
Net income	287	1,045	591
Dividends declared	(345)	(410)	(316)
Reclassification of certain tax effects from accumulated other comprehensive income	—	(492)	—
End of year	7,625	5,180	5,037

Accumulated Other Comprehensive Income
Beginning of year	2,788	1,693	1,344
Cumulative effect of change in accounting for equity securities as of January 1, 2018	(2,503)	—	—
Adjusted beginning of year	285	1,693	1,344
Other comprehensive income (loss)	(263)	603	349
Reclassification of certain tax effects to retained earnings	—	492	—
End of year	22	2,788	1,693

Treasury Stock
Beginning of year	(1,387)	(1,319)	(1,308)
Share-based awards	21	26	36
Shares acquired - share repurchase authorization	(125)	(92)	(39)
Shares acquired - share-based compensation plans	(5)	(7)	(13)
Other	4	5	5
End of year	(1,492)	(1,387)	(1,319)

Total Shareholders' Equity	$7,833	$8,243	$7,060

(In millions)
Common Stock - Shares Outstanding
Beginning of year	163.9	164.4	163.9
Share-based awards	0.7	0.8	1.0
Shares acquired - share repurchase authorization	(1.8)	(1.3)	(0.5)
Shares acquired - share-based compensation plans	—	(0.1)	(0.2)
Other	—	0.1	0.2
End of year	162.8	163.9	164.4

Accompanying Notes are an integral part of these Consolidated Financial Statements.

Cincinnati Financial Corporation - 2018 10-K - Page 126

Cincinnati Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

(Dollars in millions)	Years ended December 31,
	2018	2017	2016
Cash Flows From Operating Activities
Net income	$287	$1,045	$591
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63	55	48
Investment gains and losses, net	408	(148)	(124)
Share-based compensation	28	26	23
Interest credited to contract holders'	47	48	48
Deferred income tax expense	(47)	(444)	38
Changes in:
Investment income receivable	2	—	(5)
Premiums and reinsurance receivable	(109)	77	(113)
Deferred policy acquisition costs	(48)	(36)	(26)
Other assets	(1)	(43)	34
Loss and loss expense reserves	434	188	367
Life policy and investment contract reserves	96	96	102
Unearned premiums	112	97	106
Other liabilities	—	24	61
Current income tax receivable/payable	(91)	67	(35)
Net cash provided by operating activities	1,181	1,052	1,115
Cash Flows From Investing Activities
Sale of fixed maturities	36	23	15
Call or maturity of fixed maturities	1,127	1,172	1,511
Sale of equity securities	403	523	465
Purchase of fixed maturities	(1,510)	(1,723)	(1,994)
Purchase of equity securities	(441)	(513)	(439)
Investment in finance receivables	(33)	(32)	(17)
Collection of finance receivables	25	23	30
Investment in buildings and equipment	(20)	(16)	(13)
Change in other invested assets, net	(38)	(15)	(14)
Net cash used in investing activities	(451)	(558)	(456)
Cash Flows From Financing Activities
Payment of cash dividends to shareholders	(336)	(400)	(306)
Shares acquired - share repurchase authorization	(125)	(92)	(39)
Changes in note payable	8	4	(15)
Proceeds from stock options exercised	9	13	21
Contract holders' funds deposited	84	79	95
Contract holders' funds withdrawn	(183)	(164)	(155)
Excess tax benefits on share-based compensation	—	—	5
Other	(60)	(54)	(32)
Net cash used in financing activities	(603)	(614)	(426)
Net change in cash and cash equivalents	127	(120)	233
Cash and cash equivalents at beginning of year	657	777	544
Cash and cash equivalents at end of year	$784	$657	$777
Supplemental Disclosures of Cash Flow Information
Interest paid	$53	$52	$52
Income taxes paid	98	60	213
Noncash Activities
Conversion of securities	$—	$5	$4
Equipment acquired under capital lease obligations	21	14	20
Cashless exercise of stock options	5	7	13
Other assets and other liabilities	48	75	53

Accompanying Notes are an integral part of these Consolidated Financial Statements.

Cincinnati Financial Corporation - 2018 10-K - Page 127

Notes to Consolidated Financial Statements

NOTE 1 – Summary of Significant Accounting Policies

Nature of Operations
Cincinnati Financial Corporation (CFC) operates through our insurance group and two complementary subsidiary companies.

The Cincinnati Insurance Company leads our insurance group that also includes two subsidiaries: The Cincinnati Casualty Company and The Cincinnati Indemnity Company. This group markets a broad range of standard market commercial and personal policies. The group focuses on delivery of quality customer service to our select group of 1,757 independent insurance agencies with 2,344 reporting locations across 42 states. Other subsidiaries of The Cincinnati Insurance Company include The Cincinnati Life Insurance Company, which markets life insurance and fixed annuities, and The Cincinnati Specialty Underwriters Insurance Company, which offers excess and surplus lines property casualty insurance products. The Cincinnati Insurance Company also conducts the business of our reinsurance assumed operations, Cincinnati ReSM.

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

Investments
Our portfolio investments are primarily in publicly traded fixed-maturity and equity security investments. Fixed-maturity investments (taxable bonds, tax-exempt bonds, redeemable preferred equities and commercial mortgage- backed securities) classified as available for sale and equity investments (common and nonredeemable preferred equities) are recorded at fair value in the consolidated financial statements. Beginning January 1, 2018, changes in fair value of equity securities are now reported in net income instead of other comprehensive income as stated below under 'Adopted Accounting Updates'. The number of fixed-maturity securities with fair value below 100 percent of amortized cost can be expected to fluctuate as interest rates rise or fall. Because of our strong capital and long-term investment horizon, our general intent is to hold fixed-maturity investments until maturity, regardless of short-term fluctuations in fair values.

Impairment charges for fixed maturities are recorded for other-than-temporary declines in value if fair value is below amortized cost and, in the asset impairment committee’s judgment, the fair value is not expected to be recouped within a designated recovery period. Our invested asset impairment policy also states that fixed maturities below their amortized cost that the company (1) intends to sell or (2) more likely than not will be required to sell before recovery of their amortized cost basis are deemed to be other-than-temporarily impaired (OTTI). The amortized cost of any such securities is reduced to fair value as the new cost basis, and a realized loss is recorded in the period in which it is recognized. When these two criteria are not met, and the company believes that full collection of interest and/or principal is not likely, we determine the net present value of future cash flows by using the effective interest rate implicit in the security at the date of acquisition as the discount rate and compare that amount with the amortized cost and fair value of the security. The difference between the net present value of the expected future cash flows and amortized cost of the security is considered a credit loss and recognized as a realized loss in the period in which it occurred. The difference between the fair value and the net present value of the cash flows of the security, the noncredit loss, is recognized in other comprehensive income as an unrealized loss. We had no fixed-maturity securities with a noncredit loss for the years ended 2018, 2017 and 2016.

Cincinnati Financial Corporation - 2018 10-K - Page 128

We include the noncredit portion of fixed-maturity OTTI charges and unrealized gains and losses on fixed-maturity investments, net of taxes, in shareholders’ equity as accumulated other comprehensive income (AOCI). Investment gains and losses are recognized in net income based on the trade date accounting method.

Included within our other invested assets were $33 million and $31 million of life policy loans, $60 million and $35 million of private equity investments and $30 million and $37 million of real estate through direct property ownership and development projects in the United States at December 31, 2018 and 2017, respectively. Life policy loans are carried at the receivable value. The private equity investments provide their financial statements to us and generally report investments on their balance sheets at fair value. We use the equity method of accounting for private equity and real estate development investments.

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

For the purpose of ASC 825 disclosure, we estimate the fair value of our long-term senior notes on market pricing of similar debt instruments that are actively trading. We estimate the fair value of our note payable on the year-end outstanding balance because it is short term and tied to a variable interest rate. We estimate the fair value of liabilities for investment contracts and annuities using discounted cash flow calculations across a wide range of economic interest rate scenarios with a provision for our nonperformance risk. We estimate the fair value for policyholder loans on insurance contracts using a discounted cash flow model. Determination of fair value for structured settlements assumes the discount rates used to calculate the present value of expected payments are the risk-free spot rates plus an A3 rated bond spread for financial issuers at December 31, 2018, to account for nonperformance risk. See Note 3, Fair Value Measurements, for further details.

Cash and Cash Equivalents
Cash and cash equivalents are highly liquid instruments that include liquid debt instruments with original maturities of less than three months. These are carried at cost, which approximates fair value.

Cincinnati Financial Corporation - 2018 10-K - Page 129

Property Casualty Insurance
The consolidated property casualty companies actively write property casualty insurance through independent agencies in 42 states. Our 10 largest states generated 58.4 percent and 59.7 percent of total earned premiums in 2018 and 2017, respectively. Ohio, our largest state, accounted for 15.9 percent and 16.2 percent of total earned premiums in 2018 and 2017, respectively. Illinois, Georgia, Indiana, North Carolina and Pennsylvania each accounted for between 5 percent and 6 percent of total earned premiums in 2018. Our largest single agency relationship accounted for approximately 0.8 percent of our total property casualty earned premiums in 2018. No aggregate agency relationship locations under a single ownership structure accounted for more than 4 percent of our total property casualty earned premiums in 2018. We record revenues for installment charges as fee revenues in the consolidated statements of income.

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

Life Insurance
We offer several types of life insurance and we account for each according to the duration of the contract. Short-duration life and health contracts are written to cover claims that arise during a short, fixed term of coverage. We generally have the right to change the amount of premium charged or cancel the coverage at the end of each contract term. We record premiums for short-duration life and health contracts similarly to property casualty contracts.

Long-duration contracts are written to provide coverage for an extended period of time. Traditional long-duration contracts require policyholders to pay scheduled gross premiums, generally not less frequently than annually, over the term of the coverage. Premiums for these contracts, such as whole life insurance are recognized as revenue when due. Some traditional long-duration contracts, such as ten-pay whole life insurance, have premium payment periods shorter than the period over which coverage is provided. For these contracts, the excess of premium over the amount required to pay expenses and benefits is recognized over the term of the coverage rather than over the premium payment period.

We establish a liability for traditional long-duration contracts as we receive premiums. The amount of this liability is the present value of future expenses and benefits less the present value of future net premiums. Net premium is the portion of gross premium required to provide for all expenses and benefits. We estimate future expenses and benefits and net premium using assumptions for expected expenses, mortality, morbidity, withdrawal rates and

Cincinnati Financial Corporation - 2018 10-K - Page 130

investment income. We include a provision for deviation, meaning we allow for some uncertainty in making our assumptions. We establish our assumptions when the contract is issued, and we generally maintain those assumptions for the life of the contract. We use both our own experience and industry experience, adjusted for historical trends, in arriving at our assumptions for expected mortality, morbidity and withdrawal rates. We use our own experience and historical trends for setting our assumption for expected expenses. We base our assumption for expected investment income on our own experience, adjusted for current and future economic conditions.

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

We carry the assets of separate account BOLIs at fair value. The liabilities on separate account BOLIs primarily are the contract holders’ claims to the related assets and are carried at an amount equal to the contract holders’ account value. At December 31, 2018, the current fair value of the contract holders’ account value exceeded the current fair value of the BOLI invested assets and cash by approximately $3 million. At December 31, 2017, the current fair value of the BOLI invested assets and cash exceeded the current fair value of the contract holders' account value by approximately $29 million. If the BOLI projected fair value were to fall below the value we guaranteed, a liability would be established with a corresponding charge to the company’s earnings.

Generally, investment income and investment gains and losses of the separate accounts accrue directly to the contract holder, and we do not include them in the consolidated statements of income. Revenues and expenses related to separate accounts consist of contractual fees and mortality, surrender and expense risk charges. Also, each separate account BOLI includes a negotiated capital gain and loss sharing arrangement between the company and the bank. A percentage of each separate account’s investment gain and loss representing contract fees and assessments accrues to us and is transferred from the separate account to our general account and is recognized as revenue or expense. We record as revenues separate account investment management fees in fee revenues of the consolidated statements of income.

Cincinnati Financial Corporation - 2018 10-K - Page 131

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

We establish known loss reserves when reported. We establish reserves for losses in excess of reported activity in the form of IBNR. Reserves are established using actuarial analysis, which includes models and methods traditionally used for the types of exposures written. We establish reserves for event specific occurrences using modeling data and company specific data when available.

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

Income Taxes
We calculate deferred income tax liabilities and assets using tax rates in effect when temporary differences in the consolidated financial statement income and taxable income are expected to reverse. We recognize deferred income taxes for numerous temporary differences between our taxable income and consolidated financial statement income and other changes in shareholders’ equity. Such temporary differences relate primarily to unrealized gains and losses on investments and differences in the recognition of deferred acquisition costs, unearned premiums, insurance reserves and basis differences in the carrying value of investments held. We charge deferred income taxes associated with balances that impact other comprehensive income, such as unrealized appreciation and depreciation of fixed-maturity investments, to shareholders’ equity in accumulated other comprehensive income (AOCI). We charge deferred taxes associated with other differences to income.

See Note 11, Income Taxes, for further detail on our uncertain tax positions and other income tax items. Although no Internal Revenue Service (IRS) penalties currently are accrued, if incurred, they would be recognized as a component of income tax expense.

Earnings per Share
Net income per common share is based on the weighted average number of common shares outstanding during each of the respective years. We calculate net income per common share (diluted) assuming the exercise or conversion of share‑based awards using the treasury stock method.

Cincinnati Financial Corporation - 2018 10-K - Page 132

Land, Building and Equipment
We record land at cost, and record building and equipment at cost less accumulated depreciation. Equipment held under capital leases also is classified as property and equipment with the related lease obligations recorded as liabilities. We capitalize and amortize costs for internally developed computer software during the application development stage. These costs generally consist of external consulting, internal payroll and payroll-related costs. Our depreciation is based on estimated useful lives (ranging from three years to 39.5 years) using straight-line and accelerated methods. Depreciation expense was $31 million for 2018, $28 million for 2017 and $30 million for 2016. We review our accumulated depreciation for our building, equipment and software assets and write off fully depreciated assets for obsolesce and nonuse. We monitor land, building and equipment and software assets for potential impairments. Potential impairments may include a significant decrease in the fair values of the assets, considerable cost overruns on projects, a change in legal factors or business climate or other factors that indicate that the carrying amount may not be recoverable or useful. There were no recorded land, building and equipment impairments for 2018, 2017 or 2016.

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

Share-Based Compensation
We grant qualified and nonqualified share-based compensation under authorized plans. The stock options generally vest on a graded scale over three years following the date of grant and are exercisable over 10-year periods. We grant service-based restricted stock units that cliff vest three years after the date of grant as well as service-based restricted stock units that vest ratably over the three-year vesting term. We also grant performance-based restricted stock units that vest if certain market conditions are attained. In 2018, the CFC compensation committee approved share-based awards including incentive stock options, nonqualified stock options, service-based restricted and performance-based restricted stock units. See Note 17, Share-Based Associate Compensation Plans, for further details.

Subsequent Events
Related to the pending acquisition of MSP Underwriting Limited, on January 3, 2019, the company entered into a foreign exchange forward contract, which provides for an economic hedge between the agreed upon purchase price in GBP and currency fluctuations between the U.S. dollar and GBP during the period from that date through February 28, 2019. The acquisition is expected to close during the first quarter of 2019.

There were no subsequent events requiring adjustment to the consolidated financial statements and, with the exception of the above disclosure, no additional disclosures were required in the notes to our consolidated financial statements.

Cincinnati Financial Corporation - 2018 10-K - Page 133

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

ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 revised the accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The effective date of ASU 2016-01 was for interim and annual reporting periods beginning after December 15, 2017. The company adopted this ASU on January 1, 2018, and applied it on a modified retrospective basis without prior period amounts restated. As a result of the adoption, $2.503 billion of after-tax unrealized gains on equity securities was reclassified on January 1, 2018, from accumulated other comprehensive income to retained earnings. Results of operations were impacted as changes in fair value of equity securities are now reported in net income instead of reported in other comprehensive income. As a result of the adoption of this ASU, for the year ended December 31, 2018, the net investment loss of $402 million in the consolidated statements of income included a decrease of $404 million from the fair value change of equity securities.

ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The effective date of ASU 2016-15 is for interim and annual reporting periods beginning after December 15, 2017. The company adopted this ASU effective January 1, 2018, and it did not have a material impact on the company's consolidated financial position, cash flows, results of operations or disclosures.

ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Postretirement Benefit Costs. ASU 2017-07 provides guidance on how to present the components of net periodic benefit costs in the income statement for pension plans and other post-retirement benefit plans and allows only the service cost component of net benefit cost to be eligible for capitalization when applicable. The effective date of ASU 2017-07 is for interim and annual reporting periods beginning after December 15, 2017. The company adopted this ASU effective January 1, 2018, and disclosed the line items used in the statements of income to present the service and non-service components of net periodic benefit costs in Note 13, Employee Retirement Benefits, to these consolidated financial statements. The adoption did not have a material impact on our company's consolidated financial position, cash flows or results of operations.

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

Cincinnati Financial Corporation - 2018 10-K - Page 134

Pending Accounting Updates

ASU 2016-02, Leases (Topic 842)
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The main provision of ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The effective date of ASU 2016-02 is for interim and annual reporting periods beginning after December 15, 2018, and will be applied prospectively. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 and ASU 2018-11,Targeted Improvements to Topic 842. ASU 2018-10 makes narrow-scope amendments to certain aspects of the new leasing standard while ASU 2018-11 provides relief from costs of implementing certain aspects of the new leasing standard. These ASU's have not yet been adopted and will not have a material impact on our company's consolidated financial position, cash flows or results of operations.

ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends previous guidance on the impairment of financial instruments by adding an impairment model that allows an entity to recognize expected credit losses as an allowance rather than impairing as they are incurred. The new guidance is intended to reduce complexity of credit impairment models and result in a more timely recognition of expected credit losses. The effective date of ASU 2016-13 is for interim and annual reporting periods beginning after December 15, 2019. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326. ASU 2018-19 makes narrow-scope amendments to certain aspects of the credit losses standard. These ASU's have not yet been adopted. Management is currently evaluating the impact on our company's consolidated financial position, cash flows and results of operations.

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

Cincinnati Financial Corporation - 2018 10-K - Page 135

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

Cincinnati Financial Corporation - 2018 10-K - Page 136

NOTE 2 – Investments
On January 1, 2018, we adopted ASU 2016-01, which resulted in changes in the fair value of equity securities still held being reported in net income instead of being reported in other comprehensive income. See Note 1, Summary of Significant Accounting Policies, for additional discussion.

The following table provides cost or amortized cost, gross unrealized gains, gross unrealized losses and fair value for our fixed-maturity and equity securities:

(Dollars in millions)	Cost or amortized cost	Gross unrealized		Fair value
At December 31, 2018		gains	losses
Fixed-maturity securities:
Corporate	$5,712	$85	$87	$5,710
States, municipalities and political subdivisions	4,251	84	31	4,304
Commercial mortgage-backed	287	3	2	288
Government-sponsored enterprises	316	1	7	310
United States government	67	1	1	67
Foreign government	10	—	—	10
Total	$10,643	$174	$128	$10,689
At December 31, 2017
Fixed-maturity securities:
Corporate	$5,420	$246	$13	$5,653
States, municipalities and political subdivisions	4,316	155	6	4,465
Commercial mortgage-backed	280	7	1	286
Government-sponsored enterprises	257	1	4	254
United States government	31	—	—	31
Foreign government	10	—	—	10
Subtotal	10,314	409	24	10,699
Equity securities:
Common equities	2,918	3,135	14	6,039
Nonredeemable preferred equities	176	34	—	210
Subtotal	3,094	3,169	14	6,249
Total	$13,408	$3,578	$38	$16,948

The net unrealized investment gains in our fixed-maturity portfolio at December 31, 2018, are primarily the result of the continued low interest rate environment that increased the fair value of our fixed-maturity portfolio. Our commercial mortgage-backed securities had an average rating of Aa1/AA at December 31, 2018 and 2017. At December 31, 2018, Microsoft Corporation (Nasdaq:MSFT) was our largest single equity holding with a fair value of $255 million, which was 4.4 percent of our publicly traded common equities portfolio and 1.5 percent of the total investment portfolio.

Cincinnati Financial Corporation - 2018 10-K - Page 137

The table below provides fair values and unrealized losses by investment category and by the duration of the securities’ continuous unrealized loss positions:

(Dollars in millions)	Less than 12 months		12 months or more		Total
At December 31, 2018	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed-maturity securities:
Corporate	$2,082	$51	$501	$36	$2,583	$87
States, municipalities and political subdivisions	823	18	340	13	1,163	31
Commercial mortgage-backed	77	—	64	2	141	2
Government-sponsored enterprises	49	1	211	6	260	7
United States government	—	—	33	1	33	1
Total	$3,031	$70	$1,149	$58	$4,180	$128
At December 31, 2017
Fixed-maturity securities:
Corporate	$330	$4	$252	$9	$582	$13
States, municipalities and political subdivisions	88	1	264	5	352	6
Commercial mortgage-backed	33	—	36	1	69	1
Government-sponsored enterprises	96	1	124	3	220	4
Foreign government	10	—	—	—	10	—
United States government	23	—	6	—	29	—
Subtotal	580	6	682	18	1,262	24
Equity securities:
Common equities	229	14	—	—	229	14
Subtotal	229	14	—	—	229	14
Total	$809	$20	$682	$18	$1,491	$38

Cincinnati Financial Corporation - 2018 10-K - Page 138

Contractual maturity dates for fixed-maturity investments were:

(Dollars in millions)	Amortized cost	Fair value	% of fair value
At December 31, 2018
Maturity dates:
Due in one year or less	$586	$592	5.5%
Due after one year through five years	2,894	2,912	27.3
Due after five years through ten years	3,663	3,653	34.2
Due after ten years	3,500	3,532	33.0
Total	$10,643	$10,689	100.0%

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

At December 31, 2018 and 2017, the company had fixed-maturity investments with a fair value of $112 million and $101 million, respectively, on deposit with various states in compliance with regulatory requirements. In addition, cash and fixed-maturity investments deposited with third parties used as collateral to secure liabilities on behalf of insureds, cedants and other creditors had a fair value of $75 million and $57 million at December 31, 2018 and 2017, respectively. In the normal course of investing activities, the company enters into investments in limited partnerships, including private equity and real estate investments, and asset-backed securities issued by third-parties. The company’s maximum exposure to loss with respect to these investments is limited to the investment carrying values included in the company’s consolidated balance sheets and any unfunded commitments.

The following table provides investment income and investment gains and losses:

(Dollars in millions)	Years ended December 31,
	2018	2017	2016
Investment income:
Interest	$445	$445	$440
Dividends	181	170	161
Other	5	4	3
Total	631	619	604
Less investment expenses	12	10	9
Total	$619	$609	$595

Investment gains and losses, net:
Equity securities:
Investment gains and losses on securities sold, net	$9	$—	$—
Unrealized gains and losses on securities still held, net	(404)	—	—
Gross realized gains	—	195	152
Gross realized losses	—	(72)	(53)
Other-than-temporary impairments	—	(3)	—
Subtotal	(395)	120	99
Fixed maturities:
Gross realized gains	12	25	26
Gross realized losses	(2)	—	(1)
Other-than-temporary impairments	(5)	(6)	(2)
Subtotal	5	19	23

Other	(12)	9	2
Total	(402)	148	124

Cincinnati Financial Corporation - 2018 10-K - Page 139

For the years ended December 31, 2018, 2017 and 2016, there were no credit losses on fixed-maturity securities for which a portion of OTTI has been recognized in other comprehensive income.

During 2018, we other-than-temporarily impaired one security. At December 31, 2018, 400 fixed-maturity investments with a total unrealized loss of $58 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity investments had fair values below 70 percent of amortized cost.

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

Cincinnati Financial Corporation - 2018 10-K - Page 140

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

Cincinnati Financial Corporation - 2018 10-K - Page 141

The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis at December 31, 2018 and 2017. We do not have any liabilities carried at fair value. There were no transfers between Level 1 and Level 2.

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)		Significant unobservable inputs (Level 3)
At December 31, 2018		Significant other observable inputs (Level 2)		Total
Fixed maturities, available for sale:
Corporate	$—	$5,709	$1	$5,710
States, municipalities and political subdivisions	—	4,300	4	4,304
Commercial mortgage-backed	—	288	—	288
Government-sponsored enterprises	—	310	—	310
United States Government	67	—	—	67
Foreign government	—	10	—	10
Subtotal	67	10,617	5	10,689
Common equities	5,742	—	—	5,742
Nonredeemable preferred equities	—	178	—	178
Separate accounts taxable fixed maturities	—	791	—	791
Top Hat savings plan mutual funds and common equity (included in Other assets)	34	—	—	34
Total	$5,843	$11,586	$5	$17,434

At December 31, 2017
Fixed maturities, available for sale:
Corporate	$—	$5,652	$1	$5,653
States, municipalities and political subdivisions	—	4,460	5	4,465
Commercial mortgage-backed	—	286	—	286
Government-sponsored enterprises	—	254	—	254
United States Government	31	—	—	31
Foreign government	—	10	—	10
Subtotal	31	10,662	6	10,699
Common equities, available for sale	6,039	—	—	6,039
Nonredeemable preferred equities, available for sale	—	210	—	210
Separate accounts taxable fixed maturities	—	795	—	795
Top Hat savings plan mutual funds and common equity (included in Other assets)	31	—	—	31
Total	$6,101	$11,667	$6	$17,774

Each financial instrument that was deemed to have significant unobservable inputs when determining valuation is identified in the following tables by security type with a summary of changes in fair value for the years ended December 31, 2018 and 2017. Total Level 3 assets continue to be less than 1 percent of financial assets measured at fair value in the consolidated balance sheets. Assets presented in the table below were valued based primarily on broker/dealer quotes for which there is a lack of transparency as to inputs used to develop the valuations. Transfers into Level 3 included situations where a fair value quote was not provided by the company's nationally recognized pricing vendor and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3. Transfers out of Level 3 included situations where a broker quote was used without observable inputs or data that could not be corroborated by our pricing vendors in the prior period and significant observable inputs were identified in the current period.

Cincinnati Financial Corporation - 2018 10-K - Page 142

The following table provides the change in Level 3 assets during 2018 and 2017:

(Dollars in millions)	Asset fair value measurements using significant unobservable inputs
	Corporate fixed maturities	States, municipalities and political subdivisions fixed maturities	Total
Beginning balance, January 1, 2018	$1	$5	$6
Total gains or losses (realized/unrealized):
Included in net income	—	—	—
Included in other comprehensive income	—	(1)	(1)
Purchases	—	—	—
Sales	—	—	—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance, December 31, 2018	$1	$4	$5

Beginning balance, January 1, 2017	$78	$—	$78
Total gains or losses (realized/unrealized):
Included in net income	—	—	—
Included in other comprehensive income	—	—	—
Purchases	—	5	5
Sales	—	—	—
Transfers into Level 3	—	—	—
Transfers out of Level 3	(77)	—	(77)
Ending balance, December 31, 2017	$1	$5	$6

With the exception of the above table, additional disclosures for the Level 3 category are not material, and therefore not provided.

Cincinnati Financial Corporation - 2018 10-K - Page 143

Fair Value Disclosure for Assets and Liabilities Not Carried at Fair Value
The disclosures below are presented to provide information about the effects of current market conditions on financial instruments that are not reported at fair value in our consolidated financial statements.

The following table shows fair values of our note payable and long-term debt:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At December 31, 2018
Note payable	$—	$32	$—	$32
6.900% senior debentures, due 2028	—	32	—	32
6.920% senior debentures, due 2028	—	471	—	471
6.125% senior notes, due 2034	—	440	—	440
Total	$—	$975	$—	$975

At December 31, 2017
Note payable	$—	$24	$—	$24
6.900% senior debentures, due 2028	—	34	—	34
6.920% senior debentures, due 2028	—	505	—	505
6.125% senior notes, due 2034	—	477	—	477
Total	$—	$1,040	$—	$1,040

Fair value of the note payable was determined based upon the outstanding balance at December 31, 2018 and 2017, because it is short term and tied to a variable interest rate. Fair value of the long-term debt was determined under the fair value measurements and disclosure accounting rules based on market pricing of similar debt instruments that are actively trading. We determine fair value for our debt the same way that we value corporate fixed maturities in our investment portfolio. Fair value can vary with macroeconomic conditions. Regardless of the fluctuations in fair value, the outstanding principal amount of our long-term debt is $793 million at both December 31, 2018 and 2017. None of the long-term debt is encumbered by rating triggers. The note payable and long-term debt were classified as Level 2 as an active market does not exist, but fair value is determined based on observable inputs.

The following table shows the fair value of our life policy loans, included in other invested assets:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At December 31, 2018
Life policy loans	$—	$—	$40	$40

At December 31, 2017
Life policy loans	$—	$—	$41	$41

Outstanding principal and interest for these life policy loans totaled $33 million and $31 million at December 31, 2018 and 2017, respectively. To determine the fair value, we make the following significant assumptions: (1) the discount rates used to calculate the present value of expected payments are the risk-free spot rates, as nonperformance risk is minimal; and (2) the loan repayment rate by which policyholders pay off their loan balances is in line with past experience.

Cincinnati Financial Corporation - 2018 10-K - Page 144

The following table shows fair value of our deferred annuities and structured settlements included in life policy and investment contract reserves:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At December 31, 2018
Deferred annuities	$—	$—	$742	$742
Structured settlements	—	185	—	185
Total	$—	$185	$742	$927

At December 31, 2017
Deferred annuities	$—	$—	$834	$834
Structured settlements	—	210	—	210
Total	$—	$210	$834	$1,044

Recorded reserves for the deferred annuities were $787 million and $835 million at December 31, 2018 and 2017, respectively. Recorded reserves for the structured settlements were $156 million and $161 million at December 31, 2018 and 2017, respectively.

Fair values for deferred annuities were calculated based upon internally developed models because active markets and observable inputs do not exist. To determine the fair value, we made the following significant assumptions: (1) the discount rates used to calculate the present value of expected payments are the risk-free spot rates plus an A3 rated bond spread for financial issuers at December 31, 2018 and 2017, to account for nonperformance risk; (2) the rate of interest credited to policyholders is the portfolio net earned interest rate less a spread for expenses and profit; and (3) additional lapses occur when the credited interest rate is exceeded by an assumed competitor credited rate, which is a function of the risk-free rate of the economic scenario being modeled.

Fair values for structured settlements were calculated based on internally developed models which assume the discount rates used to calculate the present value of expected payments are the risk-free spot rates plus an A3 rated bond spread for financial issuers at December 31, 2018 and 2017, to account for nonperformance risk. The structured settlements were classified as Level 2 as an active market does not exist, but fair value is based on observable inputs.

Cincinnati Financial Corporation - 2018 10-K - Page 145

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

This table summarizes activity for our consolidated property casualty loss and loss expense reserves:

(Dollars in millions)	Years ended December 31,
	2018	2017	2016
Gross loss and loss expense reserves, January 1	$5,219	$5,035	$4,660
Less reinsurance recoverable	187	298	281
Net loss and loss expense reserves, January 1	5,032	4,737	4,379
Net incurred loss and loss expenses related to:
Current accident year	3,390	3,257	3,029
Prior accident years	(167)	(119)	(168)
Total incurred	3,223	3,138	2,861
Net paid loss and loss expenses related to:
Current accident year	1,391	1,404	1,260
Prior accident years	1,456	1,439	1,243
Total paid	2,847	2,843	2,503

Net loss and loss expense reserves, December 31	5,408	5,032	4,737
Plus reinsurance recoverable	238	187	298
Gross loss and loss expense reserves, December 31	$5,646	$5,219	$5,035

Cincinnati Financial Corporation - 2018 10-K - Page 146

In 2018, 2017 and 2016, the reserve for loss and loss expense in the consolidated balance sheets also included $61 million, $54 million and $50 million, respectively, for certain life and health loss and loss expense reserves. Additional disclosures for reserves related to these health claims are not material and therefore not provided.

During 2018, we experienced $167 million of favorable development on prior accident years including $157 million of favorable development in commercial lines, $13 million of adverse development in personal lines, $24 million of favorable development in excess and surplus lines and $1 million of adverse development in our reinsurance assumed operations. We recognized favorable development of $58 million for the workers' compensation line and
$47 million for both the commercial property line and commercial casualty line due to reduced uncertainty of prior accident year loss and loss expense for these lines. This illustrates the potential for revisions inherent in estimating reserves, especially for long-tail lines such as workers’ compensation.

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

During 2016, we experienced $168 million of favorable development on prior accident years including $129 million of favorable development in commercial lines, $4 million of favorable development in personal lines, $34 million of favorable development in excess and surplus lines and $1 million of favorable development in our reinsurance assumed operations. We recognized favorable development of $69 million for the workers’ compensation line, $29 million for the commercial property line, $20 million for the commercial casualty line and $42 million for the other commercial lines due to reduced uncertainty of prior accident year loss and loss expense for these lines. We recognized unfavorable reserve development of $31 million for the commercial auto line and $18 million for the personal auto line. Both lines developed unfavorable due to higher loss cost effects in recent accident years, resulting in an increase of our reserve estimate for claims that have not yet been settled.

Included in our lines of business are asbestos and environmental claims. We carried $89 million and $84 million of net loss and loss expense reserves for asbestos and environmental claims at December 31, 2018 and 2017, respectively. The asbestos and environmental claims amounts for each respective year constituted less than
2.0 percent of total net loss and loss expense reserves at these year-end dates. We believe our exposure to asbestos and environmental claims is limited, largely because our reinsurance retention was $500,000 or below prior to 1987. We also were predominantly a personal lines company in the 1960s and 1970s. During the 1980s and early 1990s, commercial lines grew as a percentage of our overall business and our exposure to asbestos and environmental claims grew accordingly. Over that period, we included an asbestos and environmental exclusion in almost all policies or endorsed the exclusion to the policies. We have not engaged in any mergers or acquisitions through which such a liability could have been assumed. We continue to monitor our claims for evidence of material exposure to other mass tort classes but have found no such credible evidence to date.

Cincinnati Financial Corporation - 2018 10-K - Page 147

The following table provides a reconciliation of the property casualty incurred losses and allocated loss adjustment expenses (ALAE) development and paid losses and ALAE development information at December 31, 2018.

(Dollars in millions)	Cumulative incurred losses and ALAE as reported within the triangles, net of reinsurance	Cumulative paid losses and ALAE as reported within the triangles, net of reinsurance	Liabilities for loss and ALAE for accident years not presented in the triangles, net of reinsurance	Total liabilities for loss and ALAE, net of reinsurance	Reinsurance recoverable on unpaid losses	Total liabilities for gross loss and loss expense reserves

Commercial casualty	$4,671	$2,658	$94	$2,107	$51	$2,158
Workers' compensation	2,142	1,493	283	932	59	991
Commercial auto	2,104	1,486	14	632	5	637
Commercial property	2,588	2,287	13	314	—	314
Personal auto	1,889	1,603	4	290	34	324
Homeowner	1,614	1,474	3	143	32	175
Excess and surplus	532	256	1	277	7	284
Other lines						483
Total liabilities for loss and ALAE reserves						5,366
Unallocated loss adjustment expense reserves						280
Gross loss and loss expense reserves						$5,646

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

In the following tables, commercial casualty and workers' compensation each disclose 10 accident years of loss and ALAE reserves and cumulative number of reported claims. Commercial auto, commercial property, personal auto and homeowner each disclose five accident years of loss and ALAE reserves and cumulative number of reported claims as each of these lines have five year cumulative average annual percentage payouts of approximately 95 percent or higher. The excess and surplus lines began operations in 2008 with earned premiums and loss and ALAE reserves being immaterial prior to 2011. Accordingly, we disclosed eight accident years of loss and ALAE reserves and cumulative number of reported claims for the excess and surplus lines, and will disclose additional accident years in subsequent annual filings, not to exceed 10 years.

Cincinnati Financial Corporation - 2018 10-K - Page 148

Commercial Casualty
The following table shows the commercial casualty incurred and paid losses and ALAE development by accident year. The table also shows the IBNR reserves plus expected development on reported losses and claim frequency:

(Dollars in millions, reported claims in thousands)											As of December 31, 2018
Incurred losses and ALAE, net of reinsurance											Total of incurred but not reported liabilities plus expected development on reported losses	Cumulative number of reported claims
	Years ended December 31,
Accident	2009	2010	2011	2012	2013	2014	2015	2016	2017
Year	Unaudited									2018
2009	$484	$409	$412	$360	$370	$365	$357	$357	$353	$360	$13	20
2010		495	394	378	349	347	348	349	343	341	16	20
2011			466	404	377	377	375	380	366	365	13	19
2012				466	414	417	394	394	404	399	29	18
2013					448	443	431	416	413	407	53	19
2014						503	496	479	476	479	66	21
2015							533	526	529	516	105	21
2016								563	574	557	152	21
2017									610	597	262	19
2018										650	406	16
Total										$4,671

Cumulative paid losses and ALAE, net of reinsurance
2009	$27	$75	$151	$213	$267	$295	$310	$322	$328	$338
2010		33	92	159	203	256	285	300	314	318
2011			27	93	149	227	266	298	315	325
2012				27	88	170	232	288	330	346
2013					35	90	159	232	286	312
2014						34	97	172	287	338
2015							38	108	200	287
2016								46	126	228
2017									48	122
2018										44
Total										2,658
All outstanding liabilities before 2009, net of reinsurance										94
Liabilities for loss and ALAE, net of reinsurance										$2,107

The following table shows the average annual percentage payout of incurred losses for the commercial casualty line of business:

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Average annual percentage payout	7.8%	14.5%	18.2%	18.0%	13.2%	8.4%	4.3%	3.5%	1.4%	2.7%

Cincinnati Financial Corporation - 2018 10-K - Page 149

Workers’ Compensation
The following table shows the workers’ compensation incurred and paid losses and ALAE development by accident year. The table also shows the IBNR reserves plus expected development on reported losses and claim frequency:

(Dollars in millions, reported claims in thousands)											As of December 31, 2018
Incurred losses and ALAE, net of reinsurance											Total of incurred but not reported liabilities plus expected development on reported losses	Cumulative number of reported claims
	Years ended December 31,
Accident	2009	2010	2011	2012	2013	2014	2015	2016	2017
Year	Unaudited									2018
2009	$307	$278	$263	$238	$238	$235	$234	$234	$232	$231	$17	27
2010		283	274	248	242	240	239	240	237	236	20	26
2011			284	251	246	242	239	236	231	229	20	24
2012				265	245	234	220	213	211	209	22	21
2013					264	246	221	212	208	205	23	20
2014						261	233	214	203	201	20	19
2015							246	220	208	195	46	17
2016								230	218	206	51	16
2017									218	208	74	15
2018										222	99	13
Total										$2,142

Cumulative paid losses and ALAE, net of reinsurance
2009	$65	$132	$163	$179	$188	$193	$198	$201	$202	$204
2010		67	134	164	181	192	198	202	204	207
2011			65	131	161	177	186	190	192	195
2012				62	121	147	162	171	175	178
2013					61	119	144	157	164	168
2014						56	110	134	148	157
2015							47	93	115	129
2016								46	97	119
2017									45	88
2018										48
Total										1,493
All outstanding liabilities before 2009, net of reinsurance										283
Liabilities for loss and ALAE, net of reinsurance										$932

The following table shows the average annual percentage payout of incurred losses for the workers’ compensation line of business:

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Average annual percentage payout	26.2%	26.6%	12.2%	6.9%	4.1%	2.1%	1.4%	1.2%	0.9%	0.9%

Cincinnati Financial Corporation - 2018 10-K - Page 150

Commercial Auto
The following table shows the commercial auto incurred and paid losses and ALAE development by accident year. The table also shows the IBNR reserves plus expected development on reported losses and claim frequency:

(Dollars in millions, reported claims in thousands)						As of December 31, 2018
Incurred losses and ALAE, net of reinsurance						Total of incurred but not reported liabilities plus expected development on reported losses	Cumulative number of reported claims
	Years ended December 31,
Accident	2014	2015	2016	2017
Year	Unaudited				2018
2014	$333	$346	$351	$358	$359	$2	51
2015		374	384	394	401	10	51
2016			417	430	450	17	53
2017				451	441	65	51
2018					453	138	46
Total					$2,104

Cumulative paid losses and ALAE, net of reinsurance
2014	$159	$223	$273	$310	$337
2015		173	244	303	349
2016			184	273	350
2017				187	266
2018					184
Total					1,486
All outstanding liabilities before 2014, net of reinsurance					14
Liabilities for loss and ALAE, net of reinsurance					$632

The following table shows the average annual percentage payout of incurred losses for the commercial auto line of business. Commercial auto includes both physical damage and liability losses. A majority of the incurred losses paid after year 2 are the result of liability losses.

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)
Years	1	2	3	4	5
Average annual percentage payout	42.3%	18.3%	15.2%	10.8%	7.5%

Cincinnati Financial Corporation - 2018 10-K - Page 151

Commercial Property
The following table shows the commercial property incurred and paid losses and ALAE development by accident year. The table also shows the IBNR reserves plus expected development on reported losses and claim frequency:

(Dollars in millions, reported claims in thousands)						As of December 31, 2018
Incurred losses and ALAE, net of reinsurance						Total of incurred but not reported liabilities plus expected development on reported losses	Cumulative number of reported claims
	Years ended December 31,
Accident	2014	2015	2016	2017
Year	Unaudited				2018
2014	$452	$444	$441	$442	$442	$1	17
2015		454	414	416	415	4	17
2016			590	551	541	4	17
2017				587	560	12	18
2018					630	13	16
Total					$2,588

Cumulative paid losses and ALAE, net of reinsurance
2014	$297	$412	$432	$437	$440
2015		279	388	407	411
2016			358	504	528
2017				395	522
2018					386
Total					2,287
All outstanding liabilities before 2014, net of reinsurance					13
Liabilities for loss and ALAE, net of reinsurance					$314

The following table shows the average annual percentage payout of incurred losses for the commercial property line of business:

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)
Years	1	2	3	4	5
Average annual percentage payout	66.4%	25.5%	4.6%	1.0%	0.7%

Cincinnati Financial Corporation - 2018 10-K - Page 152

Personal Auto
The following table shows the personal auto incurred and paid losses and ALAE development by accident year. The table also shows the IBNR reserves plus expected development on reported losses and claim frequency:

(Dollars in millions, reported claims in thousands)						As of December 31, 2018
Incurred losses and ALAE, net of reinsurance						Total of incurred but not reported liabilities plus expected development on reported losses	Cumulative number of reported claims
	Years ended December 31,
Accident	2014	2015	2016	2017
Year	Unaudited				2018
2014	$317	$317	$325	$324	$325	$—	105
2015		343	356	356	360	—	108
2016			383	384	386	3	110
2017				412	394	14	109
2018					424	64	104
Total					$1,889

Cumulative paid losses and ALAE, net of reinsurance
2014	$210	$267	$298	$313	$320
2015		229	292	325	346
2016			243	316	351
2017				256	324
2018					262
Total					1,603
All outstanding liabilities before 2014 net of reinsurance					4
Liabilities for loss and ALAE, net of reinsurance					$290

The following table shows the average annual percentage payout of incurred losses for the personal auto line of business. Personal auto includes both physical damage and liability losses. A majority of the incurred losses paid after year 2 are the result of liability losses.

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)
Years	1	2	3	4	5
Average annual percentage payout	63.6%	17.7%	9.3%	5.2%	2.1%

Cincinnati Financial Corporation - 2018 10-K - Page 153

Homeowner
The following table shows the homeowner incurred and paid losses and ALAE development by accident year. The table also shows the IBNR reserves plus expected development on reported losses and claim frequency:

(Dollars in millions, reported claims in thousands)						As of December 31, 2018
Incurred losses and ALAE, net of reinsurance						Total of incurred but not reported liabilities plus expected development on reported losses	Cumulative number of reported claims
	Years ended December 31,
Accident	2014	2015	2016	2017
Year	Unaudited				2018
2014	$297	$283	$286	$285	$284	$—	26
2015		284	275	275	274	—	24
2016			315	304	303	1	23
2017				356	383	3	26
2018					370	15	21
Total					$1,614

Cumulative paid losses and ALAE, net of reinsurance
2014	$224	$273	$281	$283	$283
2015		203	260	269	272
2016			208	283	295
2017				277	356
2018					268
Total					1,474
All outstanding liabilities before 2014, net of reinsurance					3
Liabilities for loss and ALAE, net of reinsurance					$143

The following table shows the average annual percentage payout of incurred losses for the homeowner line of business:

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)
Years	1	2	3	4	5
Average annual percentage payout	73.2%	20.9%	3.4%	0.8%	0.2%

Cincinnati Financial Corporation - 2018 10-K - Page 154

Excess and Surplus Lines
The following table shows the excess and surplus lines incurred and paid losses and ALAE development by accident year. The table also shows the IBNR reserves plus expected development on reported losses and claim frequency:

(Dollars in millions, reported claims in thousands)									As of December 31, 2018
Incurred losses and ALAE, net of reinsurance									Total of incurred but not reported liabilities plus expected development on reported losses	Cumulative number of reported claims
	Years ended December 31,
Accident	2011	2012	2013	2014	2015	2016	2017
Year	Unaudited							2018
2011	$48	$47	$44	$38	$36	$35	$35	$34	$—	1
2012		67	56	49	40	37	36	35	1	1
2013			74	64	54	45	42	41	3	2
2014				95	82	75	64	60	10	2
2015					96	81	73	67	13	2
2016						93	87	84	22	2
2017							104	95	43	2
2018								116	71	2
Total								$532

Cumulative paid losses and ALAE, net of reinsurance
2011	$8	$14	$23	$27	$30	$32	$34	$33
2012		9	15	19	25	29	31	32
2013			7	12	20	27	32	34
2014				9	17	27	37	43
2015					8	19	29	41
2016						10	21	39
2017							11	23
2018								11
Total								256
All outstanding liabilities before 2011, net of reinsurance								1
Liabilities for loss and ALAE, net of reinsurance								$277

The following table shows the average annual percentage payout of incurred losses for the excess and surplus lines insurance segment. Excess and surplus lines consist mostly of commercial casualty and commercial property coverages. A majority of the incurred losses paid after year 2 are the result of commercial casualty losses.

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8
Average annual percentage payout	15.8%	14.4%	18.8%	15.6%	10.5%	6.8%	2.0%	0.5%

Cincinnati Financial Corporation - 2018 10-K - Page 155

NOTE 5 – Life Policy and Investment Contract Reserves
We establish the reserves for traditional life insurance policies based on expected expenses, mortality, morbidity, withdrawal rates, timing of claim presentation and investment yields, including a provision for uncertainty. Once these assumptions are established, they generally are maintained throughout the lives of the contracts. We use both our own experience and industry experience, adjusted for historical trends, in arriving at our assumptions for expected mortality, morbidity and withdrawal rates as well as for expected expenses. We base our assumptions for expected investment income on our own experience adjusted for current and future economic conditions.

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

This table summarizes our life policy and investment contract reserves:

(Dollars in millions)	At December 31,
	2018	2017
Life policy reserves:
Ordinary/traditional life	$1,149	$1,080
Other	48	47
Subtotal	1,197	1,127
Investment contract reserves:
Deferred annuities	787	835
Universal life	632	601
Structured settlements	156	160
Other	7	6
Subtotal	1,582	1,602
Total life policy and investment contract reserves	$2,779	$2,729

Cincinnati Financial Corporation - 2018 10-K - Page 156

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

(Dollars in millions)	Years ended December 31,
	2018	2017	2016
Property casualty:
Deferred policy acquisition costs asset, January 1	$438	$408	$388
Capitalized deferred policy acquisition costs	933	897	840
Amortized deferred policy acquisition costs	(907)	(867)	(820)
Deferred policy acquisition costs asset, December 31	$464	$438	$408

Life:
Deferred policy acquisition costs asset, January 1	$232	$229	$228
Capitalized deferred policy acquisition costs	60	51	49
Amortized deferred policy acquisition costs	(39)	(46)	(43)
Shadow deferred policy acquisition costs	21	(2)	(5)
Deferred policy acquisition costs asset, December 31	$274	$232	$229

Consolidated:
Deferred policy acquisition costs asset, January 1	$670	$637	$616
Capitalized deferred policy acquisition costs	993	948	889
Amortized deferred policy acquisition costs	(946)	(913)	(863)
Shadow deferred policy acquisition costs	21	(2)	(5)
Deferred policy acquisition costs asset, December 31	$738	$670	$637

No premium deficiencies were recorded in the consolidated statements of income in 2018, 2017 and 2016, as the sum of the anticipated loss and loss expenses, policyholder dividends and unamortized deferred acquisition expenses did not exceed the related unearned premiums and anticipated investment income.

Cincinnati Financial Corporation - 2018 10-K - Page 157

NOTE 7 – Note Payable
We had one line of credit through multiple commercial banks with a borrowing capacity of $225 million and an additional $50 million accordion feature. Our unsecured revolving credit facility had a term of five years that was due to expire May 13, 2019. We had no compensating balance requirements on short-term debt for either 2018 or 2017. At December 31, 2018 and 2017, $32 million and $24 million was drawn on the line of credit, respectively. The interest rate charged on our borrowings on this credit agreement ranged from 2.45 percent to 4.75 percent during 2018 and ranged from 1.65 percent to 2.45 percent during 2017.

Effective February 4, 2019, we amended our unsecured revolving line of credit to $300 million with an accordion feature of an additional $300 million. The agreement was extended for five years, amending the expiration to February 4, 2024, with the option of two one-year extensions. Terms and conditions are similar to the former agreement except the net worth covenant has been eliminated and the debt-to-total capital maximum shall not exceed 35 percent.

NOTE 8 – Long-Term Debt and Capital Lease Obligations
This table summarizes the principal amounts of our long-term debt excluding unamortized discounts, none of which are encumbered by rating triggers:

(Dollars in millions)			Book value		Principal amount
Interest rate	Year of issue		At December 31,		At December 31,
			2018	2017	2018	2017
6.900%	1998	Senior debentures, due 2028	$27	$26	$28	$28
6.920%	2005	Senior debentures, due 2028	391	391	391	391
6.125%	2004	Senior notes, due 2034	370	370	374	374
		Total	$788	$787	$793	$793

Capital lease obligations totaled $46 million and $40 million in 2018 and 2017, respectively. Below are the expected capital lease obligations, which includes $3 million of interest, that we expect to pay over the next six years:

(Dollars in millions)	Years ended December 31,
	2019	2020	2021	2022	2023	2024
Capital lease obligations	$16	$12	$9	$6	$4	$2

NOTE 9 – Shareholders’ Equity and Dividend Restrictions
Declared cash dividends per share were $2.12, $2.50 and $1.92 for the years ended December 31, 2018, 2017 and 2016, respectively.

Our insurance subsidiary declared dividends to the parent company of $500 million in 2018, $465 million in 2017 and $475 million in 2016. State regulatory requirements restrict the dividends insurance subsidiaries can pay. Generally, the most our insurance subsidiary can pay without prior regulatory approval is the greater of 10 percent of statutory capital and surplus or 100 percent of statutory net income for the prior calendar year. Dividends exceeding these limitations may be paid only with approval of the insurance department of the domiciliary state. During 2019, the total that our insurance subsidiary, which is the parent of all other insurance subsidiaries, may declare in dividends is approximately $626 million.

Accumulated Other Comprehensive Income
The table below shows beginning and end of year accumulated other comprehensive income (AOCI) for investments, pension obligations, life deferred acquisition costs, life policy reserves and other. The changes from the beginning of year to the end of year are the result of changes to other comprehensive income or loss (OCI).

Cincinnati Financial Corporation - 2018 10-K - Page 158

(Dollars in millions)	2018			2017			2016
	Before tax	Income tax	Net	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, January 1	$3,540	$733	$2,807	$2,625	$908	$1,717	$2,094	$722	$1,372
Cumulative effect of change in accounting for equity securities as of January 1, 2018	(3,155)	(652)	(2,503)	—	—	—	—	—	—
Adjusted AOCI, beginning of period	385	81	304	2,625	908	1,717	2,094	722	1,372
OCI before investment gains and losses, net, recognized in net income	(334)	(71)	(263)	1,054	366	688	653	229	424
Investment gains and losses, net, recognized in net income	(5)	(1)	(4)	(139)	(49)	(90)	(122)	(43)	(79)
OCI	(339)	(72)	(267)	915	317	598	531	186	345
Adjustment to reclassify certain tax effects from AOCI	—	—	—	—	(492)	492	—	—	—
AOCI, December 31	$46	$9	$37	$3,540	$733	$2,807	$2,625	$908	$1,717

Pension obligations:
AOCI, January 1	$(12)	$(1)	$(11)	$(26)	$(8)	$(18)	$(42)	$(14)	$(28)
OCI excluding amortization recognized in net income	(5)	(1)	(4)	12	6	6	13	5	8
Amortization recognized in net income	1	—	1	2	1	1	3	1	2
OCI	(4)	(1)	(3)	14	7	7	16	6	10
AOCI, December 31	$(16)	$(2)	$(14)	$(12)	$(1)	$(11)	$(26)	$(8)	$(18)

Life deferred acquisition costs, life policy reserves and other:
AOCI, January 1	$(10)	$(2)	$(8)	$(9)	$(3)	$(6)	$1	$1	$—
OCI before investment gains and losses, net, recognized in net income	(3)	(1)	(2)	8	5	3	(8)	(3)	(5)
Investment gains and losses, net, recognized in net income	12	3	9	(9)	(4)	(5)	(2)	(1)	(1)
OCI	9	2	7	(1)	1	(2)	(10)	(4)	(6)
AOCI, December 31	$(1)	$—	$(1)	$(10)	$(2)	$(8)	$(9)	$(3)	$(6)

Summary of AOCI:
AOCI, January 1	$3,518	$730	$2,788	$2,590	$897	$1,693	$2,053	$709	$1,344
Cumulative effect of change in accounting for equity securities as of January 1, 2018	(3,155)	(652)	(2,503)	—	—	—	—	—	—
Adjusted AOCI, beginning of period	363	78	285	2,590	897	1,693	2,053	709	1,344
Investments OCI	(339)	(72)	(267)	915	317	598	531	186	345
Pension obligations OCI	(4)	(1)	(3)	14	7	7	16	6	10
Life deferred acquisition costs, life policy reserves and other OCI	9	2	7	(1)	1	(2)	(10)	(4)	(6)
Total OCI	(334)	(71)	(263)	928	325	603	537	188	349
Adjustment to reclassify certain tax effects from AOCI	—	—	—	—	(492)	492	—	—	—
AOCI, December 31	$29	$7	$22	$3,518	$730	$2,788	$2,590	$897	$1,693

Investments gains and losses, net, and life deferred acquisition costs, life policy reserves and other investment gains and losses, net, are recorded in the investment gains and losses, net, line item in the consolidated statements of income. Amortization on pension obligations is recorded in the insurance losses and contract holders' benefits and underwriting, acquisition and insurance expenses line items in the consolidated statements of income.

Cincinnati Financial Corporation - 2018 10-K - Page 159

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

The table below summarizes our consolidated property casualty insurance net written premiums, earned premiums and incurred loss and loss expenses:

(Dollars in millions)	Years ended December 31,
	2018	2017	2016
Direct written premiums	$5,018	$4,854	$4,646
Assumed written premiums	173	125	103
Ceded written premiums	(161)	(139)	(169)
Net written premiums	$5,030	$4,840	$4,580

Direct earned premiums	$4,931	$4,752	$4,567
Assumed earned premiums	149	132	77
Ceded earned premiums	(160)	(162)	(162)
Earned premiums	$4,920	$4,722	$4,482

Direct incurred loss and loss expenses	$3,188	$2,961	$2,874
Assumed incurred loss and loss expenses	125	113	43
Ceded incurred loss and loss expenses	(90)	64	(56)
Incurred loss and loss expenses	$3,223	$3,138	$2,861

Our changes in 2017 direct incurred and ceded incurred compared to 2016 resulted primarily from a large settlement paid by USAIG, a joint underwriting association of individual insurance companies that collectively functions as a worldwide aviation insurance market. This settlement resulted in offsetting amounts to direct incurred and ceded incurred with no change to our net incurred loss and loss expense. We terminated our participation in the USAIG pool after policy year 2002.

Our life insurance company purchases reinsurance for protection of a portion of risks that are written. Primary components of our life reinsurance program include individual mortality coverage, aggregate catastrophe and accidental death coverage in excess of certain deductibles.

Cincinnati Financial Corporation - 2018 10-K - Page 160

The table below summarizes our consolidated life insurance earned premiums and contract holders' benefits incurred:

(Dollars in millions)	Years ended December 31,
	2018	2017	2016
Direct earned premiums	$320	$300	$290
Ceded earned premiums	(70)	(68)	(62)
Earned premiums	$250	$232	$228

Direct contract holders' benefits incurred	$328	$319	$303
Ceded contract holders' benefits incurred	(61)	(67)	(57)
Contract holders' benefits incurred	$267	$252	$246

The ceded benefits incurred can vary depending on the type of life insurance policy held and the year the policy was issued.

Cincinnati Financial Corporation - 2018 10-K - Page 161

NOTE 11 – Income Taxes
The significant components of deferred tax assets and liabilities included in the consolidated balance sheets at December 31 were as follows:

(Dollars in millions)	At December 31,
	2018	2017
Deferred tax assets:
Loss and loss expense reserves	$60	$123
Unearned premiums	105	100
Other	33	27
Total gross deferred tax assets	198	250
Deferred tax liabilities:
Investment gains and other, net	542	740
Deferred acquisition costs	131	123
Life policy reserves	117	111
Investments	18	10
Other	17	11
Total gross deferred tax liabilities	825	995
Net deferred income tax liability	$627	$745

Deferred tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount recognized for tax purposes.

Deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized. After considering all positive and negative evidence of taxable income in the carryback and carryforward periods as permitted by law, we believe it is more likely than not that all of the deferred tax asset will be realized. As a result, we have no valuation allowance as of December 31, 2018 and 2017.

The differences between the 21 percent and 35 percent statutory federal income tax rate and our effective income tax rate were as follows:

(Dollars in millions)	Years ended December 31,
	2018		2017		2016
Tax at statutory rate:	$53	21.0%	$256	35.0%	$284	35.0%
Increase (decrease) resulting from:
Tax-exempt income from municipal bonds	(20)	(8.0)	(36)	(4.9)	(34)	(4.2)
Dividend received exclusion	(15)	(6.0)	(34)	(4.7)	(33)	(4.1)
Tax accounting method changes	(50)	(19.9)	—	—	—	—
Deferred tax benefit due to tax rate change	—	—	(495)	(67.8)	—	—
Other	(4)	(1.4)	(6)	(0.8)	4	0.5
Provision for income taxes	$(36)	(14.3)%	$(315)	(43.2)%	$221	27.2%

Cincinnati Financial Corporation - 2018 10-K - Page 162

On December 22, 2017, the Tax Act was enacted and represented one of the most comprehensive changes in U.S. corporate income taxation since 1986. The Tax Act revised the U.S. corporate income tax by lowering the corporate income tax rate from a top marginal rate of 35 percent to a flat rate of 21 percent. In addition to lowering tax rates, changes were made to the amount of the dividends received deduction and the required proration addback for qualified dividend income and tax exempt municipal interest. The Tax Act was effective January 1, 2018. The reduction in corporate income tax rate decreased our net deferred tax liability as of December 22, 2017, by $495 million. The effect of the rate change was recorded as a one-time noncash benefit to income tax expense in our consolidated statements of income for the year ended December 31, 2017. This benefit results from re-measuring our net deferred tax liability at the newly enacted corporate income tax rate of 21 percent (the rate at which the deferred items are expected to be reversed) versus the 35 percent rate at which the net deferred tax benefits were previously carried. Of this $495 million benefit, $492 million relates to net unrealized gains on investments and other AOCI amounts. The remainder relates to differences in the recognition of deferred acquisition costs, unearned premiums, insurance reserves and basis differences in the carrying value of investments held.

In 2018, we received approval from the IRS to change our method of tax accounting for certain items applicable for the 2017 tax year and tax return, primarily related to the valuation of our tax base unpaid losses. Accounting guidance does not allow recognition of the impact of certain tax accounting method changes until approved by the IRS. As a result, we recognized a $50 million income tax benefit in 2018 for the difference between the current tax rate and the 2017 tax rate for the related items. This reduced our effective tax rate by 19.9 percent for the twelve months ended December 31, 2018.

Our accounting for all elements of the Tax Act is now complete, consistent with the closing of the SAB 118 measurement period on December 22, 2018.  As a result of guidance released by the IRS during the measurement period, we have adjusted our deferred tax balances related to property casualty tax base loss and loss expense reserve liabilities, tax base life policy reserve liabilities, and the transition liability associated with both property-casualty and life reserves. The recorded adjustments resulted in no impact on our recorded net deferred income tax liability. The recorded adjustments had no impact on our effective tax rate.

The provision for federal income taxes is based upon filing a consolidated income tax return for the company and its subsidiaries. As of December 31, 2018, 2017 and 2016, we have less than one million of life group operating loss carryforwards which we expect to receive benefit from in our 2018 tax return which will be filed in 2019. For the years ended December 31, 2018, 2017 and 2016, we have no capital loss carryforwards.

Unrecognized Tax Benefits
As of December 31, 2018, we had a gross unrecognized tax benefit of $34 million. We carry no amounts for unrecognized tax benefits for the years 2017 and 2016. The following is a tabular reconciliation of the total amounts of unrecognized tax benefits.

(Dollars in millions)	Years ended December 31,
	2018	2017	2016
Gross unrecognized tax benefits at January 1	$—	$—	$—
Gross increase in prior year positions	—	—	—
Gross decrease in prior year positions	—	—	—
Gross increase in current year positions	34	—	—
Settlements with tax authorities	—	—	—
Lapse of statute of limitations	—	—	—
Gross unrecognized tax benefits at December 31	$34	$—	$—

The unrecognized tax benefit liability is carried in other liabilities in the consolidated balance sheets. Included in the unrecognized tax benefit liability as of December 31, 2018 is $34 million, if recognized, would affect the effective tax rate. Although no interest and penalties currently are accrued, if incurred, they would be recognized as a component of income tax expense. When the IRS processes our income tax return filing for the 2018 tax year, it is possible that a decrease for the full amount of our $34 million of unrecognized tax benefits, all of which relates to our property-casualty tax base insurance claims and reserve deduction, may be necessary within the coming year.

Cincinnati Financial Corporation - 2018 10-K - Page 163

The statute of limitations for federal tax purposes has closed for tax years 2014 and earlier. There are no federal returns under examination and we have not been notified of any upcoming IRS examinations. In addition to our IRS filings, we file income tax returns with immaterial amounts in various state jurisdictions. The statute of limitations for state income tax purposes has closed for tax years 2014 and earlier. There are no state income returns under examination and we have not been notified of any upcoming state examinations.

Income taxes paid in our consolidated statements of cash flows are shown net of refunds received. We received no refunds in 2018, $18 million in 2017 and $2 million in 2016.

Cincinnati Financial Corporation - 2018 10-K - Page 164

NOTE 12 – Net Income Per Common Share
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are computed based on the weighted average number of common and dilutive potential common shares outstanding using the treasury stock method. The table shows calculations for basic and diluted earnings per share:

(In millions, except per share data)	Years ended December 31,
	2018	2017	2016
Numerator:
Net income—basic and diluted	$287	$1,045	$591
Denominator:
Basic weighted-average common shares outstanding	163.2	164.2	164.5
Effect of share-based awards:
Stock options	0.8	1.1	1.1
Nonvested shares	0.5	0.7	0.9
Diluted weighted-average shares	164.5	166.0	166.5
Earnings per share:
Basic	$1.76	$6.36	$3.59
Diluted	1.75	6.29	3.55
Number of anti-dilutive share-based awards	1.3	0.7	0.3

The sources of dilution of our common shares are certain equity-based awards as discussed in Note 17, Share-Based Associate Compensation Plans. The above table includes the number of anti-dilutive share-based awards at year-end 2018, 2017 and 2016. We did not include these share-based awards in the computation of net income per common share (diluted) because their exercise would have anti-dilutive effects. Our 2017 net income and basic and diluted earnings per share were impacted by the Tax Act as discussed in Note 11, Income Taxes.

Cincinnati Financial Corporation - 2018 10-K - Page 165

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

We sponsor a defined contribution plan (401(k) plan) with matching company contributions totaling $18 million,
$16 million and $14 million during the years 2018, 2017 and 2016, respectively. Associates who are not accruing benefits under the pension plan are eligible to receive the company match of up to 6 percent of cash compensation. Participants vest in the company match for the 401(k) plan after three years of eligible service.

We maintain a supplemental executive retirement plan (SERP) with a benefit obligation of $10 million at year-end 2018 and $9 million at year-end 2017, which is included in the projected benefit obligation. The company also makes available to a select group of associates the CFC Top Hat Savings Plan, a nonqualified deferred compensation plan, which had a fair value of $34 million and $31 million at December 31, 2018 and 2017, respectively. Company matching contributions to the CFC Top Hat Savings Plan totaled $1 million for the years 2018 and 2017 and less than $1 million for the year 2016.

Defined Benefit Pension Plan Assumptions
We evaluate our pension plan assumptions annually and update them as necessary. This is a summary of the weighted-average assumptions used to determine our benefit obligations at December 31 for the plans:

	Qualified Pension Plan		SERP
	2018	2017	2018	2017
Discount rate	4.34%	3.73%	4.25%	3.61%
Rate of compensation increase	2.25-3.25	2.75-3.25	2.25-3.25	2.75-3.25

To determine the discount rate for each plan, a theoretical settlement portfolio of high-quality rated corporate bonds was chosen to provide payments approximately matching the plan’s projected benefit payments. A single interest rate for each plan was determined resulting in a discounted value of the plan's benefit payments that equates to the market value of the selected bonds. The discount rate is reflective of current market interest rate conditions and our plan's liability characteristics. Based on this analysis, we increased the rate from the prior year by 0.61 percentage points for the qualified pension plan and by 0.64 percentage points for the SERP. Compensation increase assumptions reflect anticipated rates of inflation, real return on wage growth and merit and promotional increases. The mortality assumption is updated annually to reflect the updated scale. The RP-2014 Employee Mortality Tables and RP-2014 Annuitant Mortality Tables for males and females projected generationally with Scale MP-2018, Scale MP-2017 and Scale MP-2016 were used for the years 2018, 2017 and 2016, respectively. The updated mortality table did not have a significant impact on our consolidated financial statements as our qualified plan assumes the majority of benefits will be paid in the form of lump sums.

This is a summary of the weighted-average assumptions used to determine our net periodic benefit cost for the plans:

	Qualified Pension Plan			SERP
	2018	2017	2016	2018	2017	2016
Discount rate	3.73%	4.30%	4.55%	3.61%	4.10%	4.30%
Expected return on plan assets	7.25	7.25	7.25	n/a	n/a	n/a
Rate of compensation increase	2.75-3.25	2.75-3.25	2.75-3.25	2.75-3.25	2.75-3.25	2.75-3.25

Cincinnati Financial Corporation - 2018 10-K - Page 166

The discount rate was decreased by 0.57 percentage points for the qualified pension plan and 0.49 percentage points for the SERP due to market interest rate conditions at the beginning of 2018. The discount rate assumptions for our benefit obligation generally track with high-quality rated corporate bond yields chosen in our theoretical settlement portfolio, and yearly adjustments reflect any changes to those bond yields. We believe the expected return on plan assets is representative of the expected long-term rate of return on these assets, which is consistent with 2018 expectations of interest rates and based partially on the fact that the plan’s common stock holdings pay dividends. We review historical actual return on plan assets when determining our expected long-term rate of return. Total portfolio return for 2018 was negative 1.7 percent and for 2017 was 17.4 percent. Our compensation increase assumptions in 2018 reflect anticipated rates of inflation, real return on wage growth and merit and promotional increases.

Benefit obligation activity using an actuarial measurement date for our qualified pension plan and SERP at December 31 follows:

(Dollars in millions)	At December 31,
	2018	2017
Change in projected benefit obligation:
Benefit obligation, January 1	$351	$340
Service cost	11	11
Interest cost	13	14
Actuarial (gain) loss	(19)	20
Benefits paid	(38)	(34)
Projected benefit obligation, December 31	$318	$351

Change in plan assets:
Fair value of plan assets, January 1	$345	$315
Actual return on plan assets	(4)	52
Employer contribution	15	12
Benefits paid	(38)	(34)
Fair value of plan assets, December 31	$318	$345

Funded status, December 31	$—	$(6)

Accumulated benefit obligation	$297	$322

Our funded status improved for 2018 primarily due to actuarial gains from increases in discount rates and assumed lump sum rates partially offset by lower returns on plan assets.

Cincinnati Financial Corporation - 2018 10-K - Page 167

A reconciliation follows of the funded status for our qualified plan and SERP at the end of the measurement period to the amounts recognized in the consolidated balance sheets at December 31:

(Dollars in millions)	At December 31,
	2018	2017
Pension amounts recognized in the consolidated balance sheets:
Other liabilities	$—	$(6)
Total	$—	$(6)

Pension amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$16	$12
Prior service cost	—	—
Total	$16	$12

Below are the components of our net periodic benefit cost, as well as other changes in plan assets and benefit obligations recognized in other comprehensive income for our qualified plan and SERP at December 31:

(Dollars in millions)	Years ended December 31,
	2018	2017	2016
Net periodic benefit cost:
Service cost	$11	$11	$11
Non-service costs (benefit):
Interest cost	13	14	14
Expected return on plan assets	(22)	(21)	(19)
Amortization of actuarial loss and prior service cost	1	2	3
Other	2	1	—
Net periodic benefit cost	$5	$7	$9

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial (gain) loss	$7	$(11)	$(13)
Amortization of actuarial loss	(3)	(3)	(2)
Amortization of prior service cost	—	—	(1)
Total recognized in other comprehensive (income) loss	$4	$(14)	$(16)
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$9	$(7)	$(7)

The 2018 amount recognized in net periodic benefit cost and other comprehensive income increased from 2017. The 2018 change in the amount recognized in other comprehensive income from 2017 is largely due to changes in the actuarial loss resulting from decreases in discount and assumed lump sum rates. The estimated costs to be amortized from AOCI into net periodic benefit cost over the next year for our plans are $1 million in actuarial loss and less than $1 million in prior service cost.

Service costs and non-service costs (benefit) are allocated in the same proportion primarily to underwriting, acquisition and insurance expenses line item with the remainder allocated to the insurance losses and contract holders' benefits line item on the consolidated statements of income for 2018, 2017 and 2016.

Cincinnati Financial Corporation - 2018 10-K - Page 168

Defined Benefit Pension Plan Assets
The pension plan assets are managed to maximize total return over the long term while providing sufficient liquidity and current return to satisfy the cash flow requirements of the plan. The plan’s day-to-day investment decisions are managed by our internal investment department; however, overall investment strategies are discussed with our employee benefits committee. Our investment strategy is to weight our portfolio towards large-cap, high-quality, dividend-growing equities that we have historically favored. As our plan matures and interest rates normalize, we expect a greater allocation to fixed-income securities to better align asset and liability market risks. Our fixed-maturity bond portfolio is investment grade. The plan does not engage in derivative transactions.

Excluding cash, during 2018 we held approximately 75 percent of our pension portfolio in domestic common equity investments. The remainder of the portfolio consisted of 10 percent in states, municipalities and taxable political subdivisions fixed-maturity investments, 13 percent in domestic corporate fixed-maturity investments and 2 percent in United States government. Our common equity portfolio consisted of 21 percent in the financial sector, 20 percent in the information technology sector, 14 percent in the healthcare sector, 11 percent in the industrial sector and 10 percent in the consumer discretionary industrial sector at year-end 2018. No additional sectors accounted for 10 percent or more of our common equity portfolio balance at year-end 2018.

Investments in securities are valued based on the fair value hierarchy outlined in Note 3, Fair Value Measurements. The pension plan did not have any liabilities carried at fair value during the years ended December 31, 2018 and 2017. There have been no transfers between Level 1 and Level 2 for the years ended December 31, 2018 and 2017. The following table shows the fair value hierarchy for those assets measured at fair value on a recurring basis at December 31, 2018 and 2017. Excluded from the table below is cash on hand of $32 million and $18 million at December 31, 2018 and 2017, respectively.

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At December 31, 2018
Fixed maturities, available for sale:
States, municipalities and political subdivisions	$—	$29	$—	$29
Corporate	—	37	—	37
United States Government	5	—	—	5
Total fixed maturities, available for sale	5	66	—	71
Common equities	215	—	—	215
Total	$220	$66	$—	$286

At December 31, 2017
Fixed maturities, available for sale:
States, municipalities and political subdivisions	$—	$31	$—	$31
Corporate	—	34	—	34
Total fixed maturities, available for sale	—	65	—	65
Common equities, available for sale	262	—	—	262
Total	$262	$65	$—	$327

Cincinnati Financial Corporation - 2018 10-K - Page 169

Our pension plan assets included 232,113 shares of the company’s common stock at both December 31, 2018 and 2017, which had a fair value of $18 million and $17 million at December 31, 2018 and 2017, respectively. The defined benefit pension plan did not purchase or sell any shares of our common stock during 2018 and 2017. The company paid less than $1 million in 2018 and $1 million in 2017 in cash dividends on our common stock to the pension plan.

We estimate $4 million of benefit payments from the SERP during 2019. We expect to make the following benefit payments for our qualified plan and SERP, reflecting expected future service:

(Dollars in millions)	Years ended December 31,
	2019	2020	2021	2022	2023	2024 - 2028
Expected future benefit payments	$43	$23	$22	$21	$22	$140

Cincinnati Financial Corporation - 2018 10-K - Page 170

NOTE 14 – Statutory Accounting Information
Insurance companies’ statutory financial statements are presented on the basis of accounting practices prescribed or permitted by applicable state insurance departments of domicile. Insurance companies use statutory accounting practices (SAP) as recognized by various states. We have adopted the National Association of Insurance Commissioners’ (NAIC) Accounting Practices and Procedures manual, version effective January 1, 2001, and updates through the current year as a component of prescribed or permitted practices by laws of the state of domicile. The primary differences between SAP and GAAP include the valuation of investment gains and losses, expensing of policy acquisition costs, actuarial assumptions for life insurance reserves and deferred income taxes based on differences in statutory and taxable income.

Statutory net income and capital and surplus are determined in accordance with SAP prescribed or permitted by insurance regulatory authorities for five legal entities, our insurance subsidiary and its four insurance subsidiaries. Statutory capital and surplus for our insurance subsidiary, The Cincinnati Insurance Company, includes capital and surplus of its four insurance subsidiaries. All capital and surplus amounts exceed statutory risk-based capital requirements. The statutory net income and statutory capital and surplus are presented below:

(Dollars in millions)	Net income			Capital and surplus
	Years ended December 31,			At December 31,
	2018	2017	2016	2018	2017
The Cincinnati Insurance Company	$626	$401	$434	$4,919	$5,094
The Cincinnati Casualty Company	16	21	11	398	392
The Cincinnati Indemnity Company	5	4	4	102	100
The Cincinnati Specialty Underwriters Insurance Company	69	58	57	479	436
The Cincinnati Life Insurance Company	—	12	2	191	195

NOTE 15 – Transactions With Affiliated Parties
We paid certain officers and directors, or insurance agencies of which they are shareholders, commissions of
$7 million in 2018, 2017 and 2016, on premium volume of $45 million for 2018 and 2017 and $44 million for 2016.

Cincinnati Financial Corporation - 2018 10-K - Page 171

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

Cincinnati Financial Corporation - 2018 10-K - Page 172

NOTE 17 – Share-Based Associate Compensation Plans
Four equity compensation plans currently permit us to grant various types of equity awards. We currently grant incentive stock options, nonqualified stock options, service-based restricted stock units and performance-based restricted stock units to associates, including some with market-based performance objectives under our shareholder-approved plans. We also have a Holiday Stock Plan that permits annual awards of one share of common stock to each full-time associate for each full calendar year of service up to a maximum of 10 shares. One of our equity compensation plans permits us to grant stock to our outside directors as a component of their annual compensation. We used treasury shares for share-based compensation award issues or exercises during 2018 and 2017.

Share-based compensation cost after tax was $23 million, $17 million and $15 million for the years ended
December 31, 2018, 2017 and 2016, respectively. The related income tax benefit recognized was $5 million,
$9 million, and $8 million for the years ended December 31, 2018, 2017 and 2016, respectively. Options exercised during the years ended December 31, 2018, 2017 and 2016, had intrinsic value of $15 million, $19 million and $25 million, respectively. Intrinsic value is the market price less the exercise price. Options vested during the years ended December 31, 2018, 2017 and 2016, had total intrinsic value of $6 million, $8 million and $11 million, respectively.

As of December 31, 2018, we had $30 million of unrecognized total compensation cost related to nonvested stock options and restricted stock unit awards. That cost will be recognized over a weighted-average period of 1.7 years.

Stock Options
Stock options are granted to associates at an exercise price equal to the fair value as determined by the average high and low sales price reported on the Nasdaq Global Select Market for the grant date and are exercisable over 10-year periods. The stock options generally vest ratably over a three-year period. In determining the share-based compensation amounts, we estimate the fair value of each option granted on the date of grant using a binomial option-pricing model. We make the following assumptions to develop the binomial option-pricing model as follows:

•	Weighted-average expected term is based on historical experience of similar awards with consideration for current exercise trends.

•	Expected volatility is based on our stock price over a historical period that approximates the expected term.

•	Dividend yield is determined by dividing the annualized per share dividend by the stock price on the date of grant.

•	Risk-free rates are the implied yield currently available on zero-coupon U.S. Treasury issues with a remaining term approximating the expected term.

The following weighted average assumptions were used in determining fair value for option grants issued:

	2018	2017	2016
Weighted-average expected term	7-8 years	8 years	8 years
Expected volatility	15.04-15.10%	16.95%	24.88-25.75%
Dividend yield	2.98%	2.83%	2.58-3.12%
Risk-free rates	2.77-2.83%	2.33%	1.44-1.60%
Weighted-average fair value of options granted during the period	$9.87	$10.79	$13.21

Cincinnati Financial Corporation - 2018 10-K - Page 173

Below is a summary of option information for the year 2018:

(Dollars in millions, except exercise price. Shares in thousands)	Shares	Weighted- average exercise price	Aggregate intrinsic value	Weighted-average remaining contractual life
Outstanding option shares at January 1, 2018	3,066	$49.14
Granted	757	71.19
Exercised	(384)	37.00
Forfeited or expired	(165)	40.90
Outstanding option shares at December 31, 2018	3,274	56.08	$68	6.08 years

Options exercisable at end of period	2,004	$47.09	$60	4.47 years

Cash received from the exercise of options was $9 million, $13 million and $21 million for the years ended December 31, 2018, 2017 and 2016, respectively. We acquired 69,649, 96,030 and 186,097 shares totaling
$5 million, $7 million and $13 million, respectively, from associates in consideration for option exercises during 2018, 2017 and 2016. The weighted-average remaining contractual life for options expected to vest as of December 31, 2018, was 8.62 years.

Under all active shareholder approved plans, a total of 17.3 million shares were authorized to be granted. At December 31, 2018, 9.7 million shares remained available for future issuance under the plans. During 2018, we granted 14,600 shares of common stock to our directors for 2017 board service fees.

Restricted Stock Units
Service-based restricted stock units granted to associates are valued at fair value of the shares on the date of grant less the present value of the dividends that holders of restricted stock units do not receive on the shares underlying the restricted stock units during the vesting period. Service-based restricted stock units generally cliff vest three years after the date of grant. We also grant restricted stock units which vest on a three year ratable vesting schedule. Service-based restricted stock units vested during the year had an intrinsic value of $24 million for 2018 and $23 million for the years 2017 and 2016.

We have performance-based awards that vest on the first day of March after a three-calendar-year performance period. These awards vest according to the level of three-year total shareholder return achieved compared with a peer group over a three-year performance period with payouts ranging from 0 to 200 percent for awards granted in 2018, 2017 and 2016. Three-year total shareholder return is calculated by using annualized total return of a stock to an investor due to capital gain appreciation plus reinvestment of all dividends.

For the three-year performance period ended December 31, 2018, our total shareholder return exceeded four of our nine peers. We expect payout of these shares at the threshold level to occur in March of 2019. During 2018, we issued 80,666 shares of performance-based restricted stock units at the target-level performance hurdle for the three-year performance period ended December 31, 2017, as our total shareholder return exceeded five of nine peers in our 2015 peer group. We issued 87,228 shares of performance-based restricted stock units during 2017 at the target-level performance hurdle for the three-year performance period ended December 31, 2016, as we achieved a three-year total shareholder return that exceeded five of nine peers in our 2014 peer group. Performance-based awards vested during the year had an intrinsic value of $6 million, $7 million and $6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Cincinnati Financial Corporation - 2018 10-K - Page 174

•
Correlation coefficients are based upon the stock price data used to calculate the historical volatilities. The correlation coefficients are used to model the way the price of each entity's stock tends to move in relation to each other.

•	Expected volatility is based on each company's historical volatility using daily stock price observations with the period commensurate with the performance measurement period.

•	Dividend yield has been modeled assuming dividends are reinvested in additional shares of the issuing entity on the ex-dividend date during the performance period.

•	Risk-free rates are equal to the yield, as of the measurement date, of the zero-coupon U.S. Treasury bill that is commensurate with the performance measurement period.
The following assumptions were used in determining fair value for performance-based grants issued:

	2018	2017	2016
Expected term	2.89 years	2.89 years	2.44-2.88 years
Expected volatility	16.01-26.32%	15.75-28.35%	15.42-33.64%
Dividend yield	2.81%	2.83%	2.58-3.12%
Risk-free rates	2.22%	1.44%	0.77-0.87%

Below is a summary of service-based and performance-based share information, assuming a target payout for performance-based shares, for the year 2018:

(Shares in thousands)	Service-based shares	Weighted- average grant date fair value	Performance-based shares	Weighted- average grant date fair value
Nonvested at January 1, 2018	843	$56.16	206	$53.35
Granted	314	65.31	57	63.29
Vested	(323)	49.23	(81)	45.73
Forfeited or canceled	(21)	61.44	—	—
Nonvested at December 31, 2018	813	62.31	182	59.83

Cincinnati Financial Corporation - 2018 10-K - Page 175

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

Cincinnati Financial Corporation - 2018 10-K - Page 176

Segment information is summarized in the following table:

(Dollars in millions)	Years ended December 31,
	2018	2017	2016
Revenues:
Commercial lines insurance
Commercial casualty	$1,075	$1,072	$1,050
Commercial property	920	903	867
Commercial auto	664	634	594
Workers' compensation	324	335	354
Other commercial	235	221	224
Commercial lines insurance premiums	3,218	3,165	3,089
Fee revenues	5	5	5
Total commercial lines insurance	3,223	3,170	3,094

Personal lines insurance
Personal auto	614	582	543
Homeowner	563	518	486
Other personal	159	141	132
Personal lines insurance premiums	1,336	1,241	1,161
Fee revenues	5	5	4
Total personal lines insurance	1,341	1,246	1,165

Excess and surplus lines insurance	234	209	183
Fee revenues	1	1	1
Total excess and surplus lines insurance	235	210	184

Life insurance premiums	250	232	228
Fee revenues	4	5	5
Total life insurance	254	237	233

Investments
Investment income, net of expenses	619	609	595
Investment gains and losses, net	(402)	148	124
Total investment revenue	217	757	719

Other
Cincinnati Re insurance premiums	132	107	49
Other	5	5	5
Total other revenue	137	112	54
Total revenues	$5,407	$5,732	$5,449

Income (loss) before income taxes:
Insurance underwriting results
Commercial lines insurance	$151	$119	$184
Personal lines insurance	(20)	(32)	(12)
Excess and surplus lines insurance	63	61	62
Life insurance	8	(1)	1
Investments	121	664	629
Other	(72)	(81)	(52)
Total income before income taxes	$251	$730	$812

	December 31,	December 31,
Identifiable assets:	2018	2017
Property casualty insurance	$3,285	$2,863
Life insurance	1,424	1,409
Investments	16,741	17,112
Other	485	459
Total	$21,935	$21,843

Cincinnati Financial Corporation - 2018 10-K - Page 177

NOTE 19 – Quarterly Supplementary Data
This table includes unaudited quarterly financial information for the years ended December 31, 2018 and 2017:

(Dollars in millions, except per share data)	Quarter
	1st	2nd	3rd	4th	Full year
2018
Revenues	$1,224	$1,558	$1,915	$710	$5,407
Income (loss) before income taxes	(50)	264	618	(581)	251
Net income (loss)	(31)	217	553	(452)	287
Net income (loss) per common share—basic	(0.19)	1.33	3.40	(2.78)	1.76
Net income (loss) per common share—diluted	(0.19)	1.32	3.38	(2.78)	1.75

2017
Revenues	$1,523	$1,386	$1,412	$1,411	$5,732
Income before income taxes	276	128	129	197	730
Net income	201	100	102	642	1,045
Net income per common share—basic	1.22	0.61	0.62	3.92	6.36
Net income per common share—diluted	1.21	0.60	0.61	3.88	6.29

The sum of the quarterly reported per share amounts may not equal the full year as each is computed independently. Revenues including investment gains and losses, which are integral to our financial results over the long term, may cause this value to fluctuate substantially because we have substantial discretion in the timing of investment sales. Also, applicable accounting standards require us to recognize gains and losses from certain changes in fair values of securities and embedded derivatives without actual realization of those gains and losses.

Cincinnati Financial Corporation - 2018 10-K - Page 178

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company’s management, with the participation of the company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of December 31, 2018. Based upon that evaluation, the company’s chief executive officer and chief financial officer concluded that the design and operation of the company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure that:

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

Changes in Internal Control over Financial Reporting – During the three months ended December 31, 2018, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management’s Annual Report on Internal Control Over Financial Reporting and the Report of the Independent Registered Public Accounting Firm are set forth in Item 8.

ITEM 9B. Other Information
None

Cincinnati Financial Corporation - 2018 10-K - Page 179

Part III
Our Proxy Statement will be filed with the SEC no later than April 30, 2019, in preparation for the 2019 Annual Meeting of Shareholders scheduled for April 27, 2019. As permitted in Paragraph G(3) of the General Instructions for Form 10-K, we are incorporating by reference, to that statement, portions of the information required by Part III as noted in Item 10 through Item 14 below.

ITEM 10.    Directors, Executive Officers and Corporate Governance
a) The following sections of our Proxy Statement for our 2019 Annual Meeting of Shareholders to be held April 27, 2019, are incorporated herein by reference: “Section 16(a) Beneficial Ownership Reporting Compliance,” “Information about the Board of Directors,” and “Governance of Your Company.”
b) Information about the “Code of Ethics for Senior Financial Officers” appeared in the 2004 Proxy Statement as an appendix and is available at cinfin.com/investors. Our Code of Ethics applies to those who are responsible for preparing and disclosing our financial information. This includes our chief executive officer, chief financial officer and others performing similar functions.
c) Set forth below is information concerning the company’s executive officers who are not also directors of the company, as of February 22, 2019.

Name and Age as of	Primary Title(s) and Business Responsibilities	Executive
February 22, 2019	Since February 2014	Officer Since
Roger A. Brown, FSA, MAAA, CLU (47)	Senior vice president and chief operating officer of The Cincinnati Life Insurance Company. Responsible for life insurance underwriting and operations.	2016
Teresa C. Cracas, Esq. (53)	Chief risk officer and senior vice president of The Cincinnati Insurance Company. Responsible for strategic planning and risk management, including oversight of modeling for financial analysis, property casualty reserving and pricing, as well as reinsurance assumed operations.	2011
Donald J. Doyle, Jr., CPCU, AIM (52)	Senior vice president of The Cincinnati Insurance Company. Responsible for excess and surplus commercial lines underwriting and operations.	2008
Sean M. Givler, CIC, CRM (43)	Senior vice president of The Cincinnati Insurance Company. Responsible for standard market commercial lines underwriting and operations, including management liability and surety insurance, machinery and equipment insurance, loss control and premium audit. Until 2019, responsible for sales and marketing, including management of field underwriters and independent agency relationships. Sales manager for Alabama, Montana, Pennsylvania, Tennessee and Texas from 2011 to 2016.	2017
Theresa A. Hoffer (57)	Senior vice president and treasurer of The Cincinnati Insurance Company since 2016. Responsible for corporate accounting and SEC reporting operations. Vice president and treasurer in corporate accounting until 2016.	2017
Martin F. Hollenbeck, CFA, CPCU (59)	President and chief operating officer of CFC Investment Company, a commercial lease and finance subsidiary. Chief investment officer and senior vice president, assistant secretary and assistant treasurer of Cincinnati Financial Corporation. Chief investment officer and senior vice president of The Cincinnati Insurance Company. Responsible for all investment operations.	2008
John S. Kellington (57)	Chief information officer and senior vice president of The Cincinnati Insurance Company. Responsible for enterprise strategic technology and oversight of all technology activities.	2010
Lisa A. Love, Esq. (59)	Senior vice president, general counsel and corporate secretary of Cincinnati Financial Corporation and The Cincinnati Insurance Company. Responsible for corporate legal, governance and compliance activities, including oversight of regulatory and compliance, shareholder services, corporate communications, government relations, litigation and contract administration.	2011

Cincinnati Financial Corporation - 2018 10-K - Page 180

Name and Age as of	Primary Title(s) and Business Responsibilities	Executive
February 22, 2019	Since February 2014	Officer Since
Martin J. Mullen, CPCU (63)	Chief claims officer and senior vice president of The Cincinnati Insurance Company. Responsible for oversight of all headquarters and field claims operations, including special investigations and claims administration.	2008
Jacob F. Scherer, Jr. (66)	Executive vice president of The Cincinnati Insurance Company until planned retirement in August 2019. Responsible for targeted strategic projects. Chief insurance officer until January 2019 with executive oversight for all commercial and personal property casualty insurance operations.	1995
Michael J. Sewell, CPA (55)	Chief financial officer, principal accounting officer and senior vice president of Cincinnati Financial Corporation and The Cincinnati Insurance Company, and treasurer of Cincinnati Financial Corporation. Responsible for oversight of all accounting, finance, financial reporting, purchasing, investor relations, administrative services and facilities maintenance and security.	2011
Stephen M. Spray (52)	Chief insurance officer and senior vice president of The Cincinnati Insurance Company. Responsible for executive oversight of commercial standard market and excess and surplus lines and personal lines property and casualty insurance sales, marketing, underwriting, related field services, relationships with independent agents and ceded reinsurance programs. Until 2019, responsible for commercial lines underwriting and operations. Responsible for sales and marketing, including management of field underwriters and independent agency relationships until 2016.	2012
William H. Van Den Heuvel (52)	Senior vice president of The Cincinnati Insurance Company. Responsible for all aspects of personal lines operations, including underwriting, insurance regulatory filings, product management and risk management.	2014

Cincinnati Financial Corporation - 2018 10-K - Page 181

ITEM 11.    Executive Compensation
The “Compensation of Named Executive Officers and Directors,” section of our Proxy Statement for our Annual Meeting of Shareholders to be held April 27, 2019, is incorporated herein by reference. It includes the “Report of the Compensation Committee,” “Compensation Committee Interlocks and Insider Participation” and the “Compensation Discussion and Analysis.”

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters
a) The “Security Ownership of Principal Shareholders and Management” section of our Proxy Statement for our Annual Meeting of Shareholders to be held April 27, 2019, is incorporated herein by reference.
b) Information on securities authorized for issuance under equity compensation plans appears in Part II, Item 5, Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Additional information on share-based compensation under our equity compensation plans is available in Item 8, Note 17 of the Consolidated Financial Statements.

Cincinnati Financial Corporation - 2018 10-K - Page 182

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
The following sections of our Proxy Statement for our Annual Meeting of Shareholders to be held April 27, 2019, are incorporated herein by reference: “Governance of Your Company – Director Independence” and “Governance of Your Company – Certain Relationships and Transactions.”

ITEM 14.    Principal Accounting Fees and Services
The “Audit-Related Matters,” section of our Proxy Statement for our Annual Meeting of Shareholders to be held April 27, 2019, is incorporated herein by reference. It includes the “Proposal 3 – Ratification of Selection of Independent Registered Public Accounting Firm,” “Report of the Audit Committee,” “Fees Billed by the Independent Registered Public Accounting Firm” and “Services Provided by the Independent Registered Public Accounting Firm.”

Cincinnati Financial Corporation - 2018 10-K - Page 183

Part IV

ITEM 15.    Exhibits, Financial Statement Schedules
a) Financial Statements – information contained in Part II, Item 8, of this report, Page 119 to Page 178
b) Exhibits – see Index of Exhibits, Page 197
c) Financial Statement Schedules
Schedule I – Summary of Investments – Other Than Investments in Related Parties, Page 185
Schedule II – Condensed Financial Statements of Parent Company, Page 187
Schedule III – Supplementary Insurance Information, Page 191
Schedule IV – Reinsurance, Page 193
Schedule V – Valuation and Qualifying Accounts, Page 194
Schedule VI – Supplementary Information Concerning Property Casualty Insurance Operations, Page 195

Cincinnati Financial Corporation - 2018 10-K - Page 184

Schedule I

Cincinnati Financial Corporation and Subsidiaries
Summary of Investments - Other Than Investments in Related Parties
(Dollars in millions)	At December 31, 2018
Type of investment	Cost or amortized cost	Fair value	Balance sheet
Fixed maturities:
States, municipalities and political subdivisions:
The Cincinnati Insurance Company	$3,245	$3,282	$3,282
The Cincinnati Casualty Company	181	182	182
The Cincinnati Indemnity Company	44	44	44
The Cincinnati Life Insurance Company	302	310	310
The Cincinnati Specialty Underwriters Insurance Company	459	466	466
CSU Producer Resources Inc.	1	1	1
Cincinnati Financial Corporation	19	19	19
Total	4,251	4,304	4,304
United States government:
The Cincinnati Insurance Company	64	64	64
The Cincinnati Casualty Company	2	2	2
The Cincinnati Indemnity Company	1	1	1
Total	67	67	67
Government-sponsored enterprises:
The Cincinnati Insurance Company	5	6	6
The Cincinnati Life Insurance Company	311	304	304
Total	316	310	310
Foreign government:
The Cincinnati Insurance Company	10	10	10
Total	10	10	10
All other corporate bonds:
The Cincinnati Insurance Company	2,861	2,860	2,860
The Cincinnati Casualty Company	112	112	112
The Cincinnati Indemnity Company	31	32	32
The Cincinnati Specialty Underwriters Insurance Company	158	157	157
The Cincinnati Life Insurance Company	2,820	2,820	2,820
CSU Producer Resources Inc.	1	1	1
Cincinnati Financial Corporation	16	16	16
Total	5,999	5,998	5,998
Total fixed maturities	$10,643	$10,689	$10,689

Cincinnati Financial Corporation - 2018 10-K - Page 185

Schedule I (continued)

Cincinnati Financial Corporation and Subsidiaries
Summary of Investments - Other Than Investments in Related Parties
(Dollars in millions)	At December 31, 2018
Type of investment	Cost or amortized cost	Fair value	Balance sheet
Equity securities:
Common equities:
The Cincinnati Insurance Company	$1,731	$3,216	$3,216
The Cincinnati Casualty Company	58	108	108
The Cincinnati Indemnity Company	17	26	26
The Cincinnati Specialty Underwriters Insurance Company	91	138	138
CSU Producer Resources Inc.	17	21	21
Cincinnati Financial Corporation	1,281	2,233	2,233
Total	3,195	5,742	5,742
Nonredeemable preferred equities:
The Cincinnati Insurance Company	167	169	169
The Cincinnati Life Insurance Company	5	8	8
Cincinnati Financial Corporation	1	1	1
Total	173	178	178
Total equity securities	$3,368	$5,920	$5,920
Other invested assets:
Policy loans:
The Cincinnati Life Insurance Company	$33	—	$33
Private equity:
Cincinnati Financial Corporation (1)	30	—	31
The Cincinnati Insurance Company (1)	20	—	20
The Cincinnati Life Insurance Company (1)	10	—	9
Real estate:
The Cincinnati Life Insurance Company (1)	24	—	24
Cincinnati Financial Corporation (1)	6	—	6
Total other invested assets	$123	—	$123
Total investments	$14,134	—	$16,732

Notes to Schedule I:
 (1) These other invested assets are accounted for under the equity method.

Cincinnati Financial Corporation - 2018 10-K - Page 186

Schedule II

Cincinnati Financial Corporation (parent company only)
Condensed Balance Sheets
(Dollars in millions)	At December 31,
	2018	2017
Assets
Investments
Fixed maturities, at fair value (amortized cost: 2018—$35; 2017—$35)	$35	$37
Equity securities, at fair value (cost: 2018—$1,282; 2017—$1,159)	2,234	2,275
Other invested assets	36	35
Total investments	2,305	2,347
Cash and cash equivalents	209	199
Equity in net assets of subsidiaries	6,152	6,542
Investment income receivable	6	8
Land, building and equipment, net, for company use (accumulated depreciation: 2018—$121; 2017—$115)	137	130
Income tax receivable	1	15
Other assets	48	52
Due from subsidiaries	106	107
Total assets	$8,964	$9,400
Liabilities
Dividends declared but unpaid	$86	$82
Deferred federal income tax	198	234
Long-term debt	788	787
Other liabilities	59	54
Total liabilities	1,131	1,157
Shareholders' Equity
Common stock	397	397
Paid-in capital	1,281	1,265
Retained earnings	7,625	5,180
Accumulated other comprehensive income	22	2,788
Treasury stock at cost	(1,492)	(1,387)
Total shareholders' equity	7,833	8,243
Total liabilities and shareholders' equity	$8,964	$9,400

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8.

Cincinnati Financial Corporation - 2018 10-K - Page 187

Schedule II (continued)

Cincinnati Financial Corporation (parent company only)
Condensed Statements of Income
(Dollars in millions)	Years ended December 31,
	2018	2017	2016
Revenues
Investment income, net of expenses	$65	$62	$56
Investment gains and losses, net	(108)	28	27
Other revenue	15	15	15
Total revenues	(28)	105	98
Expenses
Interest expense	52	52	52
Other expenses	31	28	27
Total expenses	83	80	79
Income (Loss) Before Income Taxes and Earnings of Subsidiaries	(111)	25	19
Benefit for income taxes	(31)	(161)	(6)
Net Income (Loss) Before Earnings of Subsidiaries	(80)	186	25
Increase in equity of subsidiaries	367	859	566
Net Income	$287	$1,045	$591

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8.

Cincinnati Financial Corporation - 2018 10-K - Page 188

Schedule II (continued)

Cincinnati Financial Corporation (parent company only)
Condensed Statements of Comprehensive Income
(Dollars in millions)	Years ended December 31,
	2018	2017	2016
Net Income	$287	$1,045	$591
Other Comprehensive Income (Loss), Before Tax
Unrealized gains and (losses) on investments available for sale	(110)	391	221
Unrealized gains and (losses) on investments held by subsidiaries	(631)	672	434
Reclassification adjustment for (gains) and losses included in net income	108	(28)	(27)
Reclassification adjustment for (gains) included in net income on subsidiaries	294	(120)	(97)
Unrealized (losses) and gains on other	—	(2)	(6)
Unrealized gains and (losses) on other subsidiaries	9	1	(4)
Unrealized gains and (losses) on investments available for sale, investments held by subsidiaries and other	(330)	914	521
Amortization of pension actuarial gains (losses) and prior service cost	(4)	14	16
Other comprehensive income (loss) before tax	(334)	928	537
Income taxes on above of other comprehensive income (loss)	(71)	325	188
Other comprehensive income (loss), net of tax	(263)	603	349
Comprehensive Income	$24	$1,648	$940

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8.

Cincinnati Financial Corporation - 2018 10-K - Page 189

Schedule II (continued)

Cincinnati Financial Corporation (parent company only)
Condensed Statements of Cash Flows
(Dollars in millions)	Years ended December 31,
	2018	2017	2016
Cash Flows From Operating Activities
Net income	$287	$1,045	$591
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7	7	6
Investment gains and losses, net	114	(28)	(27)
Dividends from subsidiaries	500	465	475
Changes in:
Increase in equity of subsidiaries	(367)	(859)	(566)
Investment income receivable	2	—	(2)
Current federal income taxes	14	(5)	(4)
Deferred income tax	(35)	(150)	8
Other assets	(17)	(20)	(4)
Other liabilities	3	15	(1)
Intercompany receivable for operations	19	13	20
Net cash provided by operating activities	527	483	496

Cash Flows From Investing Activities
Sale of fixed maturities	1	—	—
Call or maturity of fixed maturities	19	14	5
Sale of equity securities	131	230	135
Purchase of fixed maturities	(17)	(2)	—
Purchase of equity securities	(177)	(293)	(175)
Investment in buildings and equipment	(12)	(3)	(2)
Change in other invested assets, net	(11)	—	6
Net cash used in investing activities	(66)	(54)	(31)

Cash Flows From Financing Activities
Payment of cash dividends to shareholders	(336)	(400)	(306)
Shares acquired - share repurchase authorization	(125)	(92)	(39)
Proceeds from stock options exercised	9	13	21
Other	1	1	1
Net cash used in financing activities	(451)	(478)	(323)
Net change in cash and cash equivalents	10	(49)	142
Cash and cash equivalents at beginning of year	199	248	106
Cash and cash equivalents at end of year	$209	$199	$248

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8.

Cincinnati Financial Corporation - 2018 10-K - Page 190

Schedule III

Cincinnati Financial Corporation and Subsidiaries
Supplementary Insurance Information
(Dollars in millions)	Years ended December 31,
	2018	2017	2016
Deferred policy acquisition costs:
Commercial lines insurance	$291	$284	$271
Personal lines insurance	126	121	110
Excess and surplus lines insurance	21	17	16
Cincinnati Re	26	16	11
Total property casualty insurance	464	438	408
Life insurance	274	232	229
Total	$738	$670	$637

Gross future policy benefits, losses, claims and expense losses:
Commercial lines insurance	$4,466	$4,236	$4,179
Personal lines insurance	679	587	569
Excess and surplus lines insurance	298	264	241
Cincinnati Re	203	132	46
Total property casualty insurance	5,646	5,219	5,035
Life insurance	2,802	2,753	2,693
Total (1)	$8,448	$7,972	$7,728

Gross unearned premiums:
Commercial lines insurance	$1,576	$1,548	$1,510
Personal lines insurance	725	683	629
Excess and surplus lines insurance	123	105	93
Cincinnati Re	91	67	74
Total property casualty insurance	2,515	2,403	2,306
Life insurance	1	1	1
Total (1)	$2,516	$2,404	$2,307

Other policy claims and benefits payable:
Commercial lines insurance	$—	$—	$—
Personal lines insurance	—	—	—
Excess and surplus lines insurance	—	—	—
Cincinnati Re	—	—	—
Total property casualty insurance	—	—	—
Life insurance	38	30	28
Total (1)	$38	$30	$28

Earned premiums:
Commercial lines insurance	$3,218	$3,165	$3,089
Personal lines insurance	1,336	1,241	1,161
Excess and surplus lines insurance	234	209	183
Cincinnati Re	132	107	49
Total property casualty insurance	4,920	4,722	4,482
Life insurance	250	232	228
Total	$5,170	$4,954	$4,710

Cincinnati Financial Corporation - 2018 10-K - Page 191

 Schedule III (continued)

Cincinnati Financial Corporation and Subsidiaries
Supplementary Insurance Information
(Dollars in millions)	Years ended December 31,
	2018	2017	2016
Investment income, net of expenses:
Commercial lines insurance	$—	$—	$—
Personal lines insurance	—	—	—
Excess and surplus lines insurance	—	—	—
Cincinnati Re	—	—	—
Total property casualty insurance (2)	401	392	384
Life insurance	153	155	155
Total	$554	$547	$539

Benefits, claims losses and settlement expenses:
Commercial lines insurance	$2,049	$2,042	$1,928
Personal lines insurance	972	918	840
Excess and surplus lines insurance	104	86	68
Cincinnati Re	98	92	25
Total property casualty insurance	3,223	3,138	2,861
Life insurance	267	252	246
Total	$3,490	$3,390	$3,107

Amortization of deferred policy acquisition costs:
Commercial lines insurance	$608	$590	$570
Personal lines insurance	242	225	209
Excess and surplus lines insurance	39	35	31
Cincinnati Re	18	17	10
Total property casualty insurance	907	867	820
Life insurance	39	46	43
Total (3)	$946	$913	$863

Underwriting, acquisition and insurance expenses:
Commercial lines insurance	$415	$419	$412
Personal lines insurance	147	135	128
Excess and surplus lines insurance	29	28	23
Cincinnati Re	24	18	6
Total property casualty insurance	615	600	569
Life insurance	36	33	33
Total (3)	$651	$633	$602

Net written premiums:
Commercial lines insurance	$3,245	$3,202	$3,122
Personal lines insurance	1,378	1,294	1,198
Excess and surplus lines insurance	249	219	189
Cincinnati Re	158	125	71
Total property casualty insurance	5,030	4,840	4,580
Accident health insurance	3	3	2
Total	$5,033	$4,843	$4,582

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

Cincinnati Financial Corporation - 2018 10-K - Page 192

Schedule IV

Cincinnati Financial Corporation and Subsidiaries
Reinsurance
(Dollars in millions)	Years ended December 31,
	2018	2017	2016
Gross amounts:
Life insurance in force	$104,726	$99,888	$95,533
Earned premiums
Commercial lines insurance	$3,314	$3,258	$3,180
Personal lines insurance	1,372	1,275	1,195
Excess and surplus lines insurance	245	219	192
Cincinnati Re	—	—	—
Total property casualty insurance	4,931	4,752	4,567
Life insurance	320	300	290
Total	$5,251	$5,052	$4,857

Ceded amounts to other companies:
Life insurance in force	$38,584	$38,711	$38,724
Earned premiums
Commercial lines insurance	$104	$99	$98
Personal lines insurance	37	35	35
Excess and surplus lines insurance	11	10	9
Cincinnati Re	8	18	20
Total property casualty insurance	160	162	162
Life insurance	70	68	62
Total	$230	$230	$224

Assumed amounts from other companies:
Life insurance in force	$—	$—	$—
Earned premiums
Commercial lines insurance	$8	$6	$7
Personal lines insurance	1	1	1
Excess and surplus lines insurance	—	—	—
Cincinnati Re	140	125	69
Total property casualty insurance	149	132	77
Life insurance	—	—	—
Total	$149	$132	$77

Net amounts:
Life insurance in force	$66,142	$61,177	$56,808
Earned premiums
Commercial lines insurance	$3,218	$3,165	$3,089
Personal lines insurance	1,336	1,241	1,161
Excess and surplus lines insurance	234	209	183
Cincinnati Re	132	107	49
Total property casualty insurance	4,920	4,722	4,482
Life insurance	250	232	228
Total	$5,170	$4,954	$4,710

Percentage of amounts assumed to net:
Life insurance in force	—%	—%	—%
Earned premiums
Commercial lines insurance	0.3%	0.2%	0.2%
Personal lines insurance	0.1	0.1	0.1
Excess and surplus lines insurance	—	—	—
Cincinnati Re	106.1	116.1	140.8
Total property casualty insurance	3.0	2.8	1.7
Life insurance	—	—	—
Total	2.9	2.7	1.6

Cincinnati Financial Corporation - 2018 10-K - Page 193

Schedule V

Cincinnati Financial Corporation and Subsidiaries
Valuation and Qualifying Accounts
(Dollars in millions)	At December 31,
	2018	2017	2016
Allowance for doubtful receivables:
Beginning balance, January 1	$6	$5	$4
Additions charged to costs and expenses	6	6	5
Deductions	(6)	(5)	(4)
Ending balance, December 31	$6	$6	$5

Cincinnati Financial Corporation - 2018 10-K - Page 194

Schedule VI

Cincinnati Financial Corporation and Subsidiaries
Supplementary Information Concerning Property Casualty Insurance Operations
(Dollars in millions)	Years ended December 31,
	2018	2017	2016
Deferred policy acquisition costs:
Commercial lines insurance	$291	$284	$271
Personal lines insurance	126	121	110
Excess and surplus lines insurance	21	17	16
Cincinnati Re	26	16	11
Total	$464	$438	$408

Reserves for unpaid claims and claim adjustment expenses:
Commercial lines insurance	$4,466	$4,236	$4,179
Personal lines insurance	679	587	569
Excess and surplus lines insurance	298	264	241
Cincinnati Re	203	132	46
Total	$5,646	$5,219	$5,035

Reserve discount deducted	$—	$—	$—

Gross unearned premiums:
Commercial lines insurance	$1,576	$1,548	$1,510
Personal lines insurance	725	683	629
Excess and surplus lines insurance	123	105	93
Cincinnati Re	91	67	74
Total	$2,515	$2,403	$2,306

Earned premiums:
Commercial lines insurance	$3,218	$3,165	$3,089
Personal lines insurance	1,336	1,241	1,161
Excess and surplus lines insurance	234	209	183
Cincinnati Re	132	107	49
Total	$4,920	$4,722	$4,482

Investment income, net of expenses:
Commercial lines insurance	$—	$—	$—
Personal lines insurance	—	—	—
Excess and surplus lines insurance	—	—	—
Cincinnati Re	—	—	—
Total (1)	$401	$392	$384

Note to Schedule VI:
(1) This segment information is not regularly allocated to segments and not reviewed by company management in making decisions about resources to be allocated to the segments or to assess their performance.

Cincinnati Financial Corporation - 2018 10-K - Page 195

 Schedule VI (continued)

Cincinnati Financial Corporation and Subsidiaries
Supplementary Information Concerning Property Casualty Insurance Operations
(Dollars in millions)	Years ended December 31,
	2018	2017	2016
Loss and loss expenses incurred related to current accident year:
Commercial lines insurance	$2,206	$2,115	$2,057
Personal lines insurance	960	932	844
Excess and surplus lines insurance	128	115	102
Cincinnati Re	96	95	26
Total	$3,390	$3,257	$3,029

Loss and loss expenses incurred related to prior accident years:
Commercial lines insurance	$(157)	$(73)	$(129)
Personal lines insurance	13	(14)	(4)
Excess and surplus lines insurance	(24)	(29)	(34)
Cincinnati Re	1	(3)	(1)
Total	$(167)	$(119)	$(168)

Amortization of deferred policy acquisition costs:
Commercial lines insurance	$608	$590	$570
Personal lines insurance	242	225	209
Excess and surplus lines insurance	39	35	31
Cincinnati Re	18	17	10
Total	$907	$867	$820

Paid loss and loss expenses:
Commercial lines insurance	$1,816	$1,866	$1,675
Personal lines insurance	913	898	771
Excess and surplus lines insurance	74	61	55
Cincinnati Re	44	18	2
Total	$2,847	$2,843	$2,503

Net written premiums:
Commercial lines insurance	$3,245	$3,202	$3,122
Personal lines insurance	1,378	1,294	1,198
Excess and surplus lines insurance	249	219	189
Cincinnati Re	158	125	71
Total	$5,030	$4,840	$4,580

Cincinnati Financial Corporation - 2018 10-K - Page 196

Index of Exhibits

Exhibit No.	Exhibit Description
3.1
Amended and Restated Articles of Incorporation of Cincinnati Financial Corporation (incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, Exhibit 3.1)

3.2
Amended and Restated Code of Regulations of Cincinnati Financial Corporation, as of May 5, 2018 (incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, Exhibit 3.2)

4.1
Indenture with The Bank of New York Trust Company (incorporated by reference to the company’s Current Report on Form 8-K dated November 2, 2004, filed with respect to the issuance of the company’s 6.125% Senior Notes due November 1, 2034)

4.2
Supplemental Indenture with The Bank of New York Trust Company (incorporated by reference to the company’s Current Report on Form 8-K dated November 2, 2004, filed with respect to the issuance of the company’s 6.125% Senior Notes due November 1, 2034)

4.3
Second Supplemental Indenture with The Bank of New York Trust Company (incorporated by reference to the company’s Current Report on Form 8-K dated May 9, 2005, filed with respect to the completion of the company’s exchange offer and rescission offer for its 6.90% senior debentures due 2028)

4.4	Form of 6.125% Exchange Note Due 2034 (included in Exhibit 4.2)
4.5	Form of 6.92% Debentures Due 2028 (included in Exhibit 4.3)
4.6
Indenture with the First National Bank of Chicago (subsequently assigned to The Bank of New York Trust Company) (incorporated by reference to the company’s registration statement on Form S-3 filed on May 20, 1998 (File No. 333-51677))

4.7	Form of 6.90% Debentures Due 2028 (included in Exhibit 4.6)
10.1	Cincinnati Financial Corporation Nonemployee Director Stock Plan of 2018 (incorporated by reference to the company’s definitive Proxy Statement dated March 21, 2018)
10.2	Cincinnati Financial Corporation Stock Option Plan No. VII (incorporated by reference to the company’s definitive Proxy Statement dated March 8, 2002) (File No. 000-04604)
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

Cincinnati Financial Corporation - 2018 10-K - Page 197

Exhibit No.	Exhibit Description
10.14
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

10.19
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

10.29	Amended and Restated Cincinnati Financial Corporation Top Hat Savings Plan dated January 1, 2018 (incorporated by reference to Exhibit 10.31 filed with the company's Form 10-K dated February 23, 2018)
10.30
Cincinnati Financial Corporation Executive Deferred Compensation Agreement by and between the Cincinnati Financial Corporation and Michael J. Sewell, dated as of October 25, 2011 (incorporated by reference to Exhibit 10.2 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

10.31
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

Cincinnati Financial Corporation - 2018 10-K - Page 198

Exhibit No.	Exhibit Description
10.32
First Amendment of the Amended and Restated Credit Agreement by and among Cincinnati Financial Corporation, CFC Investment Company, PNC Bank, N.A. as Administrative Agent, PNC Capital Markets LLC, as Sole Bookrunner and Joint Lead Arranger, Fifth Third Bank, N.A., as Joint Lead Arranger and Syndication Agent, The Huntington National Bank and U.S. Bank, N.A., as Documentation Agents, dated February 8, 2016 (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated February 8, 2016)

10.33
Second Amendment of the Amended and Restated Credit Agreement by and among Cincinnati Financial Corporation, CFC Investment Company, PNC Bank, N.A., as Administrative Agent, PNC Capital Markets, LLC, as Sole Bookrunner and Joint Lead Arranger, Fifth Third Bank, N.A. as Joint Lead Arranger and Syndication Agent, The Huntington National Bank and U.S. Bank, N.A. as Documentation Agents, dated March 31, 2016 (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated April 4, 2016)

10.34
Third Amendment of the Amended and Restated Credit Agreement by and among Cincinnati Financial Corporation, CFC Investment Company, PNC Bank, N.A., as Administrative Agent, PNC Capital Markets, LLC, as Sole Bookrunner and Joint Lead Arranger, Fifth Third Bank, N.A. as Joint Lead Arranger and Syndication Agent, The Huntington National Bank and U.S. Bank, N.A. as Documentation Agents, dated February 4, 2019 (incorporated by reference to Exhbit 10.1 filed with the company's Current Report on Form 8-K dated February 6, 2019)

10.35
Reimbursement Agreement for Letters of Credit by and between Bank of Nova Scotia and The Cincinnati Insurance Company, dated October 15, 2018 (incorporated by reference to Exhibit 10.1 filed with the company's Current Report on Form 8-K dated October 17, 2018)

11	Statement re: Computation of per share earnings for the years ended December 31, 2018, 2017, and 2016, contained in Part II, Item 8, Note 12, to the Consolidated Financial Statements
14	Cincinnati Financial Corporation Code of Ethics for Senior Financial Officers (incorporated by reference to the company’s definitive Proxy Statement dated March 18, 2004 (File No. 000-04604))
21	Cincinnati Financial Corporation subsidiaries contained in Part I, Item 1, of this report
23	Consent of Independent Registered Public Accounting Firm
31A	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Executive Officer
31B	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Financial Officer
32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Cincinnati Financial Corporation - 2018 10-K - Page 199

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
Date:         February 22, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ Kenneth W. Stecher	Chairman of the Board	February 22, 2019
Kenneth W. Stecher
/S/ Steven J. Johnston	President, Chief Executive Officer and Director	February 22, 2019
Steven J. Johnston
/S/ Michael J. Sewell	Chief Financial Officer, Senior Vice President and Treasurer	February 22, 2019
Michael J. Sewell
/S/ William F. Bahl	Director	February 22, 2019
William F. Bahl
/S/ Gregory T. Bier	Director	February 22, 2019
Gregory T. Bier
/S/ Dirk J. Debbink	Director	February 22, 2019
Dirk J. Debbink
/S/ Linda W. Clement-Holmes	Director	February 22, 2019
Linda W. Clement-Holmes
/S/ Kenneth C. Lichtendahl	Director	February 22, 2019
Kenneth C. Lichtendahl
/S/ W. Rodney McMullen	Director	February 22, 2019
W. Rodney McMullen
/S/ David P. Osborn	Director	February 22, 2019
David P. Osborn
/S/ Gretchen W. Price	Director	February 22, 2019
Gretchen W. Price
/S/ Thomas R. Schiff	Director	February 22, 2019
Thomas R. Schiff
/S/ Douglas S. Skidmore	Director	February 22, 2019
Douglas S. Skidmore
/S/ John F. Steele, Jr.	Director	February 22, 2019
John F. Steele, Jr.
/S/ Larry R. Webb	Director	February 22, 2019
Larry R. Webb

Cincinnati Financial Corporation - 2018 10-K - Page 200