Form 10-Q
period 2019-03-31
CINCINNATI FINANCIAL CORP
filed 2019-04-24
CIK 20286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
 (Mark one)
☑        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2019.
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
N/A
(Former name or former address, if changed since last report.)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	CINF	Nasdaq Global Select Market
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
☐Yes ☑ No
As of April 19, 2019, there were 163,229,828 shares of common stock outstanding.

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019

Cincinnati Financial Corporation First-Quarter 2019 10-Q

Part I – Financial Information
Item 1.    Financial Statements (unaudited)

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

(Dollars in millions, except per share data)	March 31,	December 31,
	2019	2018
Assets
Investments
Fixed maturities, at fair value (amortized cost: 2019—$10,734; 2018—$10,643)	$11,022	$10,689
Equity securities, at fair value (cost: 2019—$3,381; 2018—$3,368)	6,571	5,920
Other invested assets	271	123
Total investments	17,864	16,732
Cash and cash equivalents	802	784
Investment income receivable	128	132
Finance receivable	72	71
Premiums receivable	1,785	1,644
Reinsurance recoverable	527	484
Prepaid reinsurance premiums	50	44
Deferred policy acquisition costs	751	738
Land, building and equipment, net, for company use (accumulated depreciation: 2019—$265; 2018—$265)	202	195
Other assets	340	308
Separate accounts	831	803
Total assets	$23,352	$21,935

Liabilities
Insurance reserves
Loss and loss expense reserves	$5,944	$5,707
Life policy and investment contract reserves	2,784	2,779
Unearned premiums	2,717	2,516
Other liabilities	752	804
Deferred income tax	817	627
Note payable	32	32
Long-term debt and lease obligations	845	834
Separate accounts	831	803
Total liabilities	14,722	14,102

Commitments and contingent liabilities (Note 12)

Shareholders' Equity
Common stock, par value—$2 per share; (authorized: 2019 and 2018—500 million shares; issued: 2019 and 2018—198.3 million shares)	397	397
Paid-in capital	1,277	1,281
Retained earnings	8,229	7,625
Accumulated other comprehensive income	210	22
Treasury stock at cost (2019—35.1 million shares and 2018—35.5 million shares)	(1,483)	(1,492)
Total shareholders' equity	8,630	7,833
Total liabilities and shareholders' equity	$23,352	$21,935

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation First-Quarter 2019 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Income

(Dollars in millions, except per share data)	Three months ended March 31,
	2019	2018
Revenues
Earned premiums	$1,333	$1,260
Investment income, net of expenses	157	150
Investment gains and losses, net	663	(191)
Fee revenues	4	4
Other revenues	2	1
Total revenues	2,159	1,224
Benefits and Expenses
Insurance losses and contract holders' benefits	860	854
Underwriting, acquisition and insurance expenses	411	403
Interest expense	13	13
Other operating expenses	8	4
Total benefits and expenses	1,292	1,274
Income (Loss) Before Income Taxes	867	(50)
Provision (Benefit) for Income Taxes
Current	28	28
Deferred	144	(47)
Total provision (benefit) for income taxes	172	(19)
Net Income (Loss)	$695	$(31)
Per Common Share
Net income (loss)—basic	$4.27	$(0.19)
Net income (loss)—diluted	4.22	(0.19)

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation First-Quarter 2019 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

(Dollars in millions)	Three months ended March 31,
	2019	2018
Net Income (Loss)	$695	$(31)
Other Comprehensive Income (Loss)
Change in unrealized gains on investments, net of tax (benefit) of $50 and ($46), respectively	192	(175)
Amortization of pension actuarial loss and prior service cost, net of tax of $0 and $0, respectively	—	—
Change in life deferred acquisition costs, life policy reserves and other, net of tax (benefit) of $(1) and $1, respectively	(4)	5
Other comprehensive income (loss)	188	(170)
Comprehensive Income (Loss)	$883	$(201)

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation First-Quarter 2019 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity

(Dollars in millions)	Three months ended March 31,
	2019	2018
Common Stock
Beginning of year	$397	$397
Share-based awards	—	—
End of period	397	397

Paid-In Capital
Beginning of year	1,281	1,265
Share-based awards	(14)	(17)
Share-based compensation	9	9
Other	1	1
End of period	1,277	1,258

Retained Earnings
Beginning of year	7,625	5,180
Cumulative effect of change in accounting for equity securities as of January 1, 2018	—	2,503
Adjusted beginning of year	7,625	7,683
Net income (loss)	695	(31)
Dividends declared (per share of $0.56 for 2019 and $0.53 for 2018)	(91)	(87)
End of period	8,229	7,565

Accumulated Other Comprehensive Income (Loss)
Beginning of year	22	2,788
Cumulative effect of change in accounting for equity securities as of January 1, 2018	—	(2,503)
Adjusted beginning of year	22	285
Other comprehensive income (loss)	188	(170)
End of period	210	115

Treasury Stock
Beginning of year	(1,492)	(1,387)
Share-based awards	13	14
Shares acquired - share repurchase authorization	—	(15)
Shares acquired - share-based compensation plans	(5)	(2)
Other	1	1
End of period	(1,483)	(1,389)

Total Shareholders' Equity	$8,630	$7,946

(In millions)
Common Stock - Shares Outstanding
Beginning of year	162.8	163.9
Share-based awards	0.4	0.4
Shares acquired - share repurchase authorization	—	(0.2)
End of period	163.2	164.1

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation First-Quarter 2019 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

(Dollars in millions)	Three months ended March 31,
	2019	2018
Cash Flows From Operating Activities
Net income (loss)	$695	$(31)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19	18
Investment gains and losses, net	(660)	191
Share-based compensation	9	9
Interest credited to contract holders'	11	11
Deferred income tax expense	144	(47)
Changes in:
Investment income receivable	4	10
Premiums and reinsurance receivable	(95)	(26)
Deferred policy acquisition costs	(24)	(10)
Other assets	(25)	(8)
Loss and loss expense reserves	(40)	72
Life policy and investment contract reserves	22	21
Unearned premiums	113	55
Other liabilities	(93)	(137)
Current income tax receivable/payable	120	26
Net cash provided by operating activities	200	154
Cash Flows From Investing Activities
Sale of fixed maturities	1	5
Call or maturity of fixed maturities	269	393
Sale of equity securities	31	104
Purchase of fixed maturities	(289)	(438)
Purchase of equity securities	(26)	(110)
Investment in finance receivables	(8)	(6)
Collection of finance receivables	7	6
Investment in buildings and equipment	(5)	(3)
Change in other invested assets, net	(36)	(5)
Net cash used in investing activities	(56)	(54)
Cash Flows From Financing Activities
Payment of cash dividends to shareholders	(85)	(80)
Shares acquired - share repurchase authorization	—	(15)
Proceeds from stock options exercised	3	4
Contract holders' funds deposited	19	21
Contract holders' funds withdrawn	(44)	(46)
Other	(19)	(37)
Net cash used in financing activities	(126)	(153)
Net change in cash and cash equivalents	18	(53)
Cash and cash equivalents at beginning of year	784	657
Cash and cash equivalents at end of period	$802	$604
Supplemental Disclosures of Cash Flow Information:
Income taxes received	$94	$—
Noncash Activities
Conversion of securities	$—	$3
Equipment acquired under capital lease obligations	3	5
Cashless exercise of stock options	5	2
Other assets and other liabilities	23	30

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation First-Quarter 2019 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — Accounting Policies
The condensed consolidated financial statements include the accounts of Cincinnati Financial Corporation and its consolidated subsidiaries, each of which is wholly owned. These statements are presented in conformity with accounting principles generally accepted in the United States of America (GAAP). Effective February 28, 2019, the company acquired MSP Underwriting Limited (MSP), a London-based global specialty underwriter. Refer to Note 14, Acquisition, for additional information. The interim condensed consolidated financial statements include MSP’s results for the period from February 28, 2019, through March 31, 2019. Foreign exchange rates related to MSP's operations did not have a material impact to our condensed consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.

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

Our March 31, 2019, condensed consolidated financial statements are unaudited. We believe that we have made all adjustments, consisting only of normal recurring accruals, that are necessary for fair presentation. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our 2018 Annual Report on Form 10-K. The results of operations for interim periods do not necessarily indicate results to be expected for the full year.

Adopted Accounting Updates
ASU 2016-02, Leases (Topic 842)
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). The main provision of ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The effective date of ASU 2016-02 is for interim and annual reporting periods beginning after December 15, 2018. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 and ASU 2018-11,Targeted Improvements to Topic 842. ASU 2018-10 makes narrow-scope amendments to certain aspects of the new leasing standard while ASU 2018-11 provides relief from costs of implementing certain aspects of the new leasing standard.

The company adopted this ASU effective January 1, 2019, and it did not have a material impact on our company’s consolidated financial position, cash flows or results of operations. The company has elected the practical expedient package for carrying forward historical lease classifications, not re-evaluating for embedded leases and not reassessing initial direct costs. The company also elected additional practical expedients to not recognize short-term leases on the balance sheet and to only combine lease and nonlease components for certain asset classes. We also elected not to restate prior periods. In support of its insurance operations, the company leases real estate properties which qualify as operating leases and also leases equipment and autos which qualify as finance leases. The lease term for real estate properties is typically five years while the term for equipment and autos is three to six years.

ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities
In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. ASU 2017-08 amends guidance on the amortization period of premiums on certain purchased callable debt securities. The amendments shorten the amortization period of premiums on certain purchased callable debt securities to the earliest call date. The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment to beginning retained earnings. The effective date of ASU 2017-08 is for interim and annual reporting periods beginning after December 15, 2018. The company adopted this ASU effective January 1, 2019, and it did not have a material impact on our company's consolidated financial position, cash flows or results of operations.

Cincinnati Financial Corporation First-Quarter 2019 10-Q

ASU 2018-07, Compensation - Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 expands the scope of Topic 718, Compensation - Stock Compensation, which currently only includes share-based payments issued to employees, to include share-based payments issued to nonemployees for the acquisition of goods and services. The effective date of ASU 2018-07 is for interim and annual reporting periods beginning after December 15, 2018. The company adopted this ASU effective January 1, 2019, and it did not have a material impact on our company's consolidated financial position, cash flows or results of operations.

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

ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit and income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered. The effective date of ASU 2017-04 is for interim and annual goodwill impairment tests performed in any fiscal years beginning after December 15, 2019. The ASU has not yet been adopted; however, it is not expected to have a material impact on our company's consolidated financial position, cash flows or results of operations.

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

Cincinnati Financial Corporation First-Quarter 2019 10-Q

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

Cincinnati Financial Corporation First-Quarter 2019 10-Q

NOTE 2 – Investments
The following table provides cost or amortized cost, gross unrealized gains, gross unrealized losses and fair value for our fixed-maturity securities:

(Dollars in millions)	Cost or amortized cost	Gross unrealized		Fair value
At March 31, 2019		gains	losses
Fixed maturity securities:
Corporate	$5,753	$160	$25	$5,888
States, municipalities and political subdivisions	4,269	153	3	4,419
Government-sponsored enterprises	305	—	3	302
Commercial mortgage-backed	292	6	1	297
United States government	99	1	—	100
Foreign government	16	—	—	16
Total	$10,734	$320	$32	$11,022
At December 31, 2018
Fixed maturity securities:
Corporate	$5,712	$85	$87	$5,710
States, municipalities and political subdivisions	4,251	84	31	4,304
Government-sponsored enterprises	316	1	7	310
Commercial mortgage-backed	287	3	2	288
United States government	67	1	1	67
Foreign government	10	—	—	10
Total	$10,643	$174	$128	$10,689

The net unrealized investment gains in our fixed-maturity portfolio at March 31, 2019, are primarily the result of the continued low interest rate environment that increased the fair value of our fixed-maturity portfolio. Our commercial mortgage-backed securities had an average rating of Aa1/AA at March 31, 2019, and December 31, 2018. At March 31, 2019, Microsoft Corporation (Nasdaq:MSFT) was our largest single equity holding with a fair value of
$296 million, which was 4.6% of our publicly traded common equities portfolio and 1.7% of the total investment portfolio.

Cincinnati Financial Corporation First-Quarter 2019 10-Q

The table below provides fair values and gross unrealized losses by investment category and by the duration of the securities’ continuous unrealized loss positions:

(Dollars in millions)	Less than 12 months		12 months or more		Total
At March 31, 2019	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
Corporate	$343	$5	$685	$20	$1,028	$25
States, municipalities and political subdivisions	10	—	237	3	247	3
Government-sponsored enterprises	7	—	204	3	211	3
Commercial mortgage-backed securities	2	—	45	1	47	1
United States government	—	—	23	—	23	—
Total	$362	$5	$1,194	$27	$1,556	$32
At December 31, 2018
Fixed maturity securities:
Corporate	$2,082	$51	$501	$36	$2,583	$87
States, municipalities and political subdivisions	823	18	340	13	1,163	31
Government-sponsored enterprises	49	1	211	6	260	7
Commercial mortgage-backed	77	—	64	2	141	2
United States government	—	—	33	1	33	1
Total	$3,031	$70	$1,149	$58	$4,180	$128

Contractual maturity dates for fixed-maturities investments were:

(Dollars in millions)	Amortized cost	Fair value	% of fair value
At March 31, 2019
Maturity dates:
Due in one year or less	$598	$604	5.5%
Due after one year through five years	2,977	3,039	27.6
Due after five years through ten years	3,656	3,742	33.9
Due after ten years	3,503	3,637	33.0
Total	$10,734	$11,022	100.0%

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Cincinnati Financial Corporation First-Quarter 2019 10-Q

The following table provides investment income and investment gains and losses, net:

(Dollars in millions)	Three months ended March 31,
	2019	2018
Investment income:
Interest	$111	$110
Dividends	46	42
Other	3	1
Total	160	153
Less investment expenses	3	3
Total	$157	$150

Investment gains and losses, net:
Equity securities:
Investment gains and losses on securities sold, net	$4	$3
Unrealized gains and losses on securities still held, net	652	(198)
Subtotal	656	(195)
Fixed maturities:
Gross realized gains	2	4
Subtotal	2	4

Other	5	—
Total	$663	$(191)

During the three months ended March 31, 2019 and 2018, there were no fixed-maturity securities other-than-temporarily impaired. There were no credit losses on fixed-maturity securities for which a portion of other-than-temporary impairment (OTTI) has been recognized in other comprehensive income for the three months ended March 31, 2019 and 2018.

At March 31, 2019, 358 fixed-maturity securities with a total unrealized loss of $27 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity security had a fair value below 70% of amortized cost. At December 31, 2018, 400 fixed-maturity securities with a total unrealized loss of $58 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity securities had fair values below 70% of amortized cost.

Cincinnati Financial Corporation First-Quarter 2019 10-Q

NOTE 3 – Fair Value Measurements

In accordance with accounting guidance for fair value measurements and disclosures, we categorized our financial instruments, based on the priority of the observable and market-based data for the valuation technique used, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices with readily available independent data in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable market inputs (Level 3). When various inputs for measurement fall within different levels of the fair value hierarchy, the lowest observable input that has a significant impact on fair value measurement is used. Our valuation techniques have not changed from those used at December 31, 2018, and ultimately management determines fair value. See our 2018 Annual Report on Form 10-K, Item 8, Note 3, Fair Value Measurements, Page 141, for information on characteristics and valuation techniques used in determining fair value.

Fair Value Disclosures for Assets
The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis at March 31, 2019, and December 31, 2018. We do not have any liabilities carried at fair value. There were no transfers between Level 1 and Level 2.

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At March 31, 2019
Fixed maturities, available for sale:
Corporate	$—	$5,887	$1	$5,888
States, municipalities and political subdivisions	—	4,415	4	4,419
Government-sponsored enterprises	—	302	—	302
Commercial mortgage-backed	—	297	—	297
United States government	100	—	—	100
Foreign government	—	16	—	16
Subtotal	100	10,917	5	11,022
Common equities	6,381	—	—	6,381
Nonredeemable preferred equities	—	190	—	190
Separate accounts taxable fixed maturities	—	820	—	820
Top Hat savings plan mutual funds and common equity (included in Other assets)	38	—	—	38
Total	$6,519	$11,927	$5	$18,451

At December 31, 2018
Fixed maturities, available for sale:
Corporate	$—	$5,709	$1	$5,710
States, municipalities and political subdivisions	—	4,300	4	4,304
Government-sponsored enterprises	—	310	—	310
Commercial mortgage-backed	—	288	—	288
United States government	67	—	—	67
Foreign government	—	10	—	10
Subtotal	67	10,617	5	10,689
Common equities	5,742	—	—	5,742
Nonredeemable preferred equities	—	178	—	178
Separate accounts taxable fixed maturities	—	791	—	791
Top Hat savings plan mutual funds and common equity (included in Other assets)	34	—	—	34
Total	$5,843	$11,586	$5	$17,434

Cincinnati Financial Corporation First-Quarter 2019 10-Q

Each financial instrument that was deemed to have significant unobservable inputs when determining valuation is identified in the following tables by security type with a summary of changes in fair value as of March 31, 2019. Total Level 3 assets continue to be less than 1% of financial assets measured at fair value in the condensed consolidated balance sheets. Assets presented in the table below were valued based primarily on broker/dealer quotes for which there is a lack of transparency as to inputs used to develop the valuations. Transfers out of Level 3 included situations where a broker quote was used without observable inputs or data that could be corroborated by our pricing vendors in the prior period and significant other observable inputs were identified in the current period. The quantitative detail of these unobservable inputs is neither provided nor reasonably available to us.

The following table provides the change in Level 3 assets for the three months ended March 31:

(Dollars in millions)	Asset fair value measurements using significant unobservable inputs
	Corporate fixed maturities	States, municipalities and political subdivisions fixed maturities	Total
Beginning balance, January 1, 2019	$1	$4	$5
Total gains or losses (realized/unrealized):
Included in net income	—	—	—
Included in other comprehensive income	—	—	—
Purchases	—	—	—
Sales	—	—	—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance, March 31, 2019	$1	$4	$5

Beginning balance, January 1, 2018	$1	$5	$6
Total gains or losses (realized/unrealized):
Included in net income (loss)	—	—	—
Included in other comprehensive income (loss)	—	(1)	(1)
Purchases	—	—	—
Sales	—	—	—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance, March 31, 2018	$1	$4	$5

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

Cincinnati Financial Corporation First-Quarter 2019 10-Q

This table summarizes the book value and principal amounts of our long-term debt:

(Dollars in millions)			Book value		Principal amount
Interest rate	Year of issue		March 31,	December 31,	March 31,	December 31,
			2019	2018	2019	2018
6.900%	1998	Senior debentures, due 2028	$27	$27	$28	$28
6.920%	2005	Senior debentures, due 2028	391	391	391	391
6.125%	2004	Senior notes, due 2034	370	370	374	374
		Total	$788	$788	$793	$793

The following table shows fair values of our note payable and long-term debt:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At March 31, 2019
Note payable	$—	$32	$—	$32
6.900% senior debentures, due 2028	—	33	—	33
6.920% senior debentures, due 2028	—	486	—	486
6.125% senior notes, due 2034	—	459	—	459
Total	$—	$1,010	$—	$1,010

At December 31, 2018
Note payable	$—	$32	$—	$32
6.900% senior debentures, due 2028	—	32	—	32
6.920% senior debentures, due 2028	—	471	—	471
6.125% senior notes, due 2034	—	440	—	440
Total	$—	$975	$—	$975

The following table shows the fair value of our life policy loans included in other invested assets and the fair values of our deferred annuities and structured settlements included in life policy and investment contract reserves:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At March 31, 2019
Life policy loans	$—	$—	$41	$41

Deferred annuities	—	—	751	751
Structured settlements	—	195	—	195
Total	$—	$195	$751	$946

At December 31, 2018
Life policy loans	$—	$—	$40	$40

Deferred annuities	—	—	742	742
Structured settlements	—	185	—	185
Total	$—	$185	$742	$927

Outstanding principal and interest for these life policy loans totaled $32 million and $33 million at March 31, 2019, and December 31, 2018, respectively.

Cincinnati Financial Corporation First-Quarter 2019 10-Q

Recorded reserves for the deferred annuities were $776 million and $787 million at March 31, 2019, and December 31, 2018, respectively. Recorded reserves for the structured settlements were $154 million and $156 million at March 31, 2019, and December 31, 2018, respectively.

Cincinnati Financial Corporation First-Quarter 2019 10-Q

NOTE 4 – Property Casualty Loss and Loss Expenses
This table summarizes activity for our consolidated property casualty loss and loss expense reserves:

(Dollars in millions)	Three months ended March 31,
	2019	2018
Gross loss and loss expense reserves, beginning of period	$5,646	$5,219
Less reinsurance recoverable	238	187
Net loss and loss expense reserves, beginning of period	5,408	5,032

Net loss and loss expense reserves related to acquisition of MSP at February 28, 2019	246	—

Net incurred loss and loss expenses related to:
Current accident year	857	839
Prior accident years	(67)	(48)
Total incurred	790	791
Net paid loss and loss expenses related to:
Current accident year	177	195
Prior accident years	647	519
Total paid	824	714
Net loss and loss expense reserves, end of period	5,620	5,109
Plus reinsurance recoverable	266	184
Gross loss and loss expense reserves, end of period	$5,886	$5,293

We use actuarial methods, models and judgment to estimate, as of a financial statement date, the property casualty loss and loss expense reserves required to pay for and settle all outstanding insured claims, including incurred but not reported (IBNR) claims, as of that date. The actuarial estimate is subject to review and adjustment by an inter-departmental committee that includes actuarial, claims, underwriting, loss prevention and accounting management. This committee is familiar with relevant company and industry business, claims and underwriting trends, as well as general economic and legal trends that could affect future loss and loss expense payments. The amount we will actually have to pay for claims can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate. The reserve for loss and loss expenses in the condensed consolidated balance sheets also included $58 million at March 31, 2019, and
$52 million at March 31, 2018, for certain life and health loss and loss expense reserves.

For the three months ended March 31, 2019, we experienced $67 million of favorable development on prior accident years, including $62 million of favorable development in commercial lines, $3 million of unfavorable development in personal lines and $2 million of favorable development in excess and surplus lines. Within commercial lines, we recognized favorable reserve development of $31 million for the commercial casualty line, $15 million for the workers' compensation line and $11 million for the commercial auto line due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. Within personal lines, we recognized unfavorable reserve development of $11 million for the homeowner line of business due primarily to higher-than-anticipated loss development on known claims.

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

Cincinnati Financial Corporation First-Quarter 2019 10-Q

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

This table summarizes our life policy and investment contract reserves:

(Dollars in millions)	March 31, 2019	December 31, 2018
Life policy reserves:
Ordinary/traditional life	$1,168	$1,149
Other	48	48
Subtotal	1,216	1,197
Investment contract reserves:
Deferred annuities	776	787
Universal life	632	632
Structured settlements	154	156
Other	6	7
Subtotal	1,568	1,582
Total life policy and investment contract reserves	$2,784	$2,779

Cincinnati Financial Corporation First-Quarter 2019 10-Q

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

(Dollars in millions)	Three months ended March 31,
	2019	2018
Property casualty:
Deferred policy acquisition costs asset, beginning of period	$464	$438
Capitalized deferred policy acquisition costs	254	232
Amortized deferred policy acquisition costs	(233)	(224)
Deferred policy acquisition costs asset, end of period	$485	$446

Life:
Deferred policy acquisition costs asset, beginning of period	$274	$232
Capitalized deferred policy acquisition costs	16	13
Amortized deferred policy acquisition costs	(13)	(10)
Shadow deferred policy acquisition costs	(11)	10
Deferred policy acquisition costs asset, end of period	$266	$245

Consolidated:
Deferred policy acquisition costs asset, beginning of period	$738	$670
Capitalized deferred policy acquisition costs	270	245
Amortized deferred policy acquisition costs	(246)	(234)
Shadow deferred policy acquisition costs	(11)	10
Deferred policy acquisition costs asset, end of period	$751	$691

No premium deficiencies were recorded in the condensed consolidated statements of income, as the sum of the anticipated loss and loss expenses, policyholder dividends and unamortized deferred acquisition expenses did not exceed the related unearned premiums and anticipated investment income.

Cincinnati Financial Corporation First-Quarter 2019 10-Q

NOTE 7 – Accumulated Other Comprehensive Income
Accumulated other comprehensive income (AOCI) includes changes in unrealized gains and losses on investments, changes in pension obligations and changes in life deferred acquisition costs, life policy reserves and other as follows:

(Dollars in millions)	Three months ended March 31,
	2019			2018
	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, beginning of period	$46	$9	$37	$3,540	$733	$2,807
Cumulative effect of change in accounting for equity securities as of January 1, 2018	—	—	—	(3,155)	(652)	(2,503)
Adjusted AOCI, beginning of period	46	9	37	385	81	304
OCI before investment gains and losses, net, recognized in net income	244	51	193	(217)	(45)	(172)
Investment gains and losses, net, recognized in net income	(2)	(1)	(1)	(4)	(1)	(3)
OCI	242	50	192	(221)	(46)	(175)
AOCI, end of period	$288	$59	$229	$164	$35	$129

Pension obligations:
AOCI, beginning of period	$(16)	$(2)	$(14)	$(12)	$(1)	$(11)
OCI excluding amortization recognized in net income	—	—	—	—	—	—
Amortization recognized in net income	—	—	—	—	—	—
OCI	—	—	—	—	—	—
AOCI, end of period	$(16)	$(2)	$(14)	$(12)	$(1)	$(11)

Life deferred acquisition costs, life policy reserves and other:
AOCI, beginning of period	$(1)	$—	$(1)	$(10)	$(2)	$(8)
OCI before investment gains and losses, net, recognized in net income	—	—	—	6	1	5
Investment gains and losses, net, recognized in net income	(5)	(1)	(4)	—	—	—
OCI	(5)	(1)	(4)	6	1	5
AOCI, end of period	$(6)	$(1)	$(5)	$(4)	$(1)	$(3)

Summary of AOCI:
AOCI, beginning of period	$29	$7	$22	$3,518	$730	$2,788
Cumulative effect of change in accounting for equity securities as of January 1, 2018	—	—	—	(3,155)	(652)	(2,503)
Adjusted AOCI, beginning of period	29	7	22	363	78	285
Investments OCI	242	50	192	(221)	(46)	(175)
Pension obligations OCI	—	—	—	—	—	—
Life deferred acquisition costs, life policy reserves and other OCI	(5)	(1)	(4)	6	1	5
Total OCI	237	49	188	(215)	(45)	(170)
AOCI, end of period	$266	$56	$210	$148	$33	$115

Investment gains and losses, net, and life deferred acquisition costs, life policy reserves and other investment gains and losses, net, are recorded in the investment gains and losses, net, line item in the condensed

Cincinnati Financial Corporation First-Quarter 2019 10-Q

consolidated statements of income. Amortization on pension obligations is recorded in the insurance losses and contract holders' benefits and underwriting, acquisition and insurance expenses in the condensed consolidated statements of income.

Cincinnati Financial Corporation First-Quarter 2019 10-Q

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

The table below summarizes our consolidated property casualty insurance net written premiums, earned premiums and incurred loss and loss expenses:

(Dollars in millions)	Three months ended March 31,
	2019	2018
Direct written premiums	$1,335	$1,247
Assumed written premiums	87	49
Ceded written premiums	(41)	(38)
Net written premiums	$1,381	$1,258

Direct earned premiums	$1,266	$1,207
Assumed earned premiums	43	33
Ceded earned premiums	(42)	(40)
Earned premiums	$1,267	$1,200

Direct incurred loss and loss expenses	$787	$781
Assumed incurred loss and loss expenses	25	16
Ceded incurred loss and loss expenses	(22)	(6)
Incurred loss and loss expenses	$790	$791

Our life insurance company purchases reinsurance for protection of a portion of the risks that are written. Primary components of our life reinsurance program include individual mortality coverage, aggregate catastrophe and accidental death coverage in excess of certain deductibles.

The table below summarizes our consolidated life insurance earned premiums and contract holders' benefits incurred:

(Dollars in millions)	Three months ended March 31,
	2019	2018
Direct earned premiums	$83	$77
Ceded earned premiums	(17)	(17)
Earned premiums	$66	$60

Direct contract holders' benefits incurred	85	76
Ceded contract holders' benefits incurred	(15)	(13)
Contract holders' benefits incurred	$70	$63

The ceded benefits incurred can vary depending on the type of life insurance policy held and the year the policy was issued.

Cincinnati Financial Corporation First-Quarter 2019 10-Q

NOTE 9 – Income Taxes
The differences between the 21% statutory federal income tax rate and our effective income tax rate were as follows:

(Dollars in millions)	Three months ended March 31,
	2019		2018
Tax at statutory rate:	$182	21.0%	$(11)	21.0%
Increase (decrease) resulting from:
Tax-exempt income from municipal bonds	(5)	(0.6)	(5)	10.0
Dividend received exclusion	(4)	(0.5)	(3)	6.0
Other	(1)	(0.1)	—	1.0
Provision for income taxes	$172	19.8%	$(19)	38.0%

The provision for federal income taxes is based upon filing a consolidated income tax return for the company and its subsidiaries.

Unrecognized Tax Benefits
As of March 31, 2019, and December 31, 2018, we had a gross unrecognized tax benefit of $34 million. There were no changes to this amount during the first quarter of 2019.

Acquisition of MSP
As more fully discussed in Note 1, Accounting Policies and Note 14, Acquisition, we closed on the acquisition of MSP during the first quarter of 2019. As a result of this acquisition, $59 million of net deferred tax assets were acquired or established at the acquisition date with an offsetting valuation allowance of $55 million.

Accounting guidance requires deferred tax assets to be reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized. After considering all positive and negative evidence related to the MSP operations, we believe it was appropriate to set up a valuation allowance for purposes of our opening MSP balance sheet.

The purchase price allocation to our MSP deferred tax assets and corresponding valuation allowance is subject to further post-closing adjustments based on the actual net asset value (NAV) of MSP and its subsidiaries at closing, pursuant to the procedures set forth in the sale and purchase agreement.

As a result of first quarter operations, there were immaterial changes to the MSP valuation allowance as of March 31, 2019.

As of March 31, 2019, MSP had operating loss carryforwards of $192 million which are subject to certain limitations. These MSP losses can only be utilized within the MSP group and cannot offset the income of our CFC group. Other than the MSP loss carryforwards, we had no other operating or capital loss carryforwards as of March 31, 2019.

Cincinnati Financial Corporation First-Quarter 2019 10-Q

NOTE 10 – Net Income Per Common Share
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are computed based on the weighted average number of common and dilutive potential common shares outstanding using the treasury stock method. The table shows calculations for basic and diluted earnings per share:

(In millions, except per share data)	Three months ended March 31,
	2019	2018
Numerator:
Net income (loss)—basic and diluted	$695	$(31)
Denominator:
Basic weighted-average common shares outstanding	163.0	164.0
Effect of share-based awards:
Stock options	0.9	—
Nonvested shares	0.7	—
Diluted weighted-average shares	164.6	164.0
Earnings per share:
Basic	$4.27	$(0.19)
Diluted	$4.22	$(0.19)
Number of anti-dilutive share-based awards	0.7	2.8

The sources of dilution of our common shares are certain equity-based awards. See our 2018 Annual Report on Form 10-K, Item 8, Note 17, Share-Based Associate Compensation Plans, Page 173, for information about share-based awards. The above table shows the number of anti-dilutive share-based awards for the three months ended March 31, 2019 and 2018. These share-based awards were not included in the computation of net income (loss) per common share (diluted) because their exercise would have anti-dilutive effects. In accordance with ASC 260, Earnings per Share, the assumed exercise of share-based awards in 2018 were excluded from the computation of diluted loss per share.

NOTE 11 – Employee Retirement Benefits
The following summarizes the components of net periodic benefit cost for our qualified and supplemental pension plans:

(Dollars in millions)	Three months ended March 31,
	2019	2018
Service cost	$2	$3
Non-service costs (benefit):
Interest cost	3	3
Expected return on plan assets	(5)	(5)
Amortization of actuarial loss and prior service cost	—	—
Other	1	—
Total non-service benefit	(1)	(2)
Net periodic benefit cost	$1	$1

See our 2018 Annual Report on Form 10-K, Item 8, Note 13, Employee Retirement Benefits, Page 166, for information on our retirement benefits. Service costs and non-service costs (benefit) are allocated in the same proportion primarily to the underwriting, acquisition and insurance expenses line item with the remainder allocated to the insurance losses and contract holders' benefits line item on the condensed consolidated statements of income for both 2019 and 2018.

Cincinnati Financial Corporation First-Quarter 2019 10-Q

We made matching contributions totaling $5 million and $6 million to our 401(k) and Top Hat savings plans during the first quarters of 2019 and 2018.

We made no contributions to our qualified pension plan during the first three months of 2019.

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

Cincinnati Financial Corporation First-Quarter 2019 10-Q

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

We report as Other the noninvestment operations of the parent company and its noninsurer subsidiary, CFC Investment Company. We also report as Other the underwriting results of Cincinnati Re, our reinsurance assumed operation, and MSP, our London-based global specialty underwriter, which was acquired on February 28, 2019. See our 2018 Annual Report on Form 10-K, Item 8, Note 18, Segment Information, Page 176, for a description of revenue, income or loss before income taxes and identifiable assets for each of the five segments.

Cincinnati Financial Corporation First-Quarter 2019 10-Q

Segment information is summarized in the following table:

(Dollars in millions)	Three months ended March 31,
	2019	2018
Revenues:
Commercial lines insurance
Commercial casualty	$268	$265
Commercial property	234	228
Commercial auto	170	161
Workers' compensation	77	80
Other commercial	61	56
Commercial lines insurance premiums	810	790
Fee revenues	1	2
Total commercial lines insurance	811	792

Personal lines insurance
Personal auto	155	151
Homeowner	147	136
Other personal	42	38
Personal lines insurance premiums	344	325
Fee revenues	1	1
Total personal lines insurance	345	326

Excess and surplus lines insurance	63	56
Fee revenues	1	—
Total excess and surplus lines insurance	64	56

Life insurance premiums	66	60
Fee revenues	1	1
Total life insurance	67	61

Investments
Investment income, net of expenses	157	150
Investment gains and losses, net	663	(191)
Total investment revenue	820	(41)

Other
Earned premiums	50	29
Other	2	1
Total other revenues	52	30
Total revenues	$2,159	$1,224

Income (loss) before income taxes:
Insurance underwriting results
Commercial lines insurance	$76	$15
Personal lines insurance	(4)	(9)
Excess and surplus lines insurance	11	18
Life insurance	(1)	2
Investments	796	(65)
Other	(11)	(11)
	$867	$(50)

Identifiable assets:	March 31, 2019	December 31, 2018
Property casualty insurance	$3,308	$3,285
Life insurance	1,472	1,424
Investments	17,738	16,741
Other	834	485
Total	$23,352	$21,935

Cincinnati Financial Corporation First-Quarter 2019 10-Q

NOTE 14 – Acquisition

On February 28, 2019 (closing date or acquisition date), pursuant to the agreement (the SPA) for the sale and purchase of the entire issued share capital of MSP Underwriting Limited, dated October 11, 2018, by and between the company and Münchener Rückversicherungs Gesellschaft AG (Munich Re), the company acquired from Munich Re all of the issued and outstanding share capital of MSP and its subsidiaries, including the Lloyd’s managing agent, Beaufort Underwriting Agency Limited for Syndicate 318 (the acquisition). MSP, which operates through Beaufort Underwriting Agency Limited, is a London based global specialty underwriter. The acquisition of MSP reflects progress toward our long-term objective of diversifying revenue and profitability by expanding our operations geographically and by line of business.

As aggregate consideration for the purchase of the share capital of MSP and its subsidiaries, the company paid £48 million, or $64 million, in cash to Munich Re at the closing of the acquisition. The amount paid at closing consisted of an originally estimated £102 million decreased by a NAV adjustment, calculated as the difference between the target NAV set forth in the SPA and the estimated NAV of MSP and its subsidiaries at the closing date. The purchase price is subject to further post-closing adjustments based on the actual NAV of MSP and its subsidiaries at closing, pursuant to the procedures set forth in the SPA.

The allocation of the purchase price is based on information included in MSP's financial statements at the closing date, which is subject to negotiation per the SPA. The purchase price allocation is subject to change if additional information becomes available within the measurement period, which cannot exceed 12 months from the acquisition date. The fair values of the assets acquired and liabilities assumed may be subject to adjustments, which may impact the amounts recorded for the assets acquired and liabilities assumed as well as the goodwill.

The fair value of the assets acquired, liabilities assumed and the allocation of the purchase price on the acquisition date have been summarized in the following table:

Cincinnati Financial Corporation First-Quarter 2019 10-Q

(Dollars in millions)	Amount
Assets
Investments and other invested assets	$198
Cash and cash equivalents	64
Premiums receivable	45
Reinsurance recoverable	42
Other assets	23
Total assets acquired	$372

Liabilities
Loss and loss expense reserves	$277
Unearned premiums	88
Other liabilities	24
Total liabilities assumed	$389

Fair value of identifiable intangible assets:
Syndicate capacity - indefinite lived	$31
Syndicate broker relationships - definite lived	12
Value of business acquired - definite lived	4
Internally developed technology - definite lived	3
Total fair value of identifiable intangible assets	$50

Total purchase price paid	$64

Total assets acquired (including fair value of identifiable intangible assets)	422
Total liabilities assumed	389
Fair value of net assets acquired prior to allocation of goodwill	33

Excess of purchase price paid over fair value of net assets acquired assigned to goodwill	$31

Identifiable intangible assets and goodwill are included in other assets in the condensed consolidated balance sheets. The goodwill arose as the fair value of the consideration transferred exceeded the fair value of the net identifiable assets acquired at the acquisition date. The broker relationships and internally developed technology will be amortized straight-line over five and 15 years, respectively. Value of business acquired will be amortized over the remaining coverage period of the underlying insurance contracts. Goodwill and intangibles are tested for impairment on an annual basis or more frequently if events or circumstances indicate the assets might be impaired. The company will perform its annual impairment test on goodwill and intangibles on September 30 of each year.

The financial results of MSP are included in the condensed consolidated statements of income from the acquisition date and are deemed to be immaterial.

In connection with the acquisition, the company incurred immaterial transaction related expenses.

Cincinnati Financial Corporation First-Quarter 2019 10-Q

Item 2.    Management’s Discussion and Analysis of Financial Condition and
Results of Operations
The following discussion highlights significant factors influencing the condensed consolidated results of operations and financial position of Cincinnati Financial Corporation. It should be read in conjunction with the consolidated financial statements and related notes included in our 2018 Annual Report on Form 10-K. Unless otherwise noted, the industry data is prepared by A.M. Best Co., a leading insurance industry statistical, analytical and financial strength rating organization. Information from A.M. Best is presented on a statutory basis for insurance company regulation in the United States of America. When we provide our results on a comparable statutory basis, we label it as such; all other company data is presented in accordance with accounting principles generally accepted in the United States of America (GAAP).

We present per share data on a diluted basis unless otherwise noted, adjusting those amounts for all stock splits and dividends. Dollar amounts are rounded to millions; calculations of percent changes are based on dollar amounts rounded to the nearest million. Certain percentage changes are identified as not meaningful (nm).

SAFE HARBOR STATEMENT
This is our “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995. Our business is subject to certain risks and uncertainties that may cause actual results to differ materially from those suggested by the forward-looking statements in this report. Some of those risks and uncertainties are discussed in our 2018 Annual Report on Form 10-K, Item 1A, Risk Factors, Page 33.
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

Cincinnati Financial Corporation First-Quarter 2019 10-Q

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

Cincinnati Financial Corporation First-Quarter 2019 10-Q

CORPORATE FINANCIAL HIGHLIGHTS

Net Income and Comprehensive Income Data

(Dollars in millions, except per share data)	Three months ended March 31,
	2019	2018	% Change
Earned premiums	$1,333	$1,260	6
Investment income, net of expenses (pretax)	157	150	5
Investment gains and losses, net (pretax)	663	(191)	nm
Total revenues	2,159	1,224	76
Net income (loss)	695	(31)	nm
Comprehensive income (loss)	883	(201)	nm
Net income (loss) per share—diluted	4.22	(0.19)	nm
Cash dividends declared per share	0.56	0.53	6
Diluted weighted average shares outstanding	164.6	164.0	0

Total revenues rose 76% for the first quarter of 2019, compared with the first quarter of 2018, primarily due to higher earned premiums and significant net investment gains. Premium and investment revenue trends are discussed further in the respective sections of Financial Results.

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

Net income for the first quarter of 2019, compared with first-quarter 2018, increased $726 million, including increases of $674 million in after-tax net investment gains and losses, $49 million in after-tax property casualty underwriting income and $6 million in after-tax investment income. First-quarter 2019 catastrophe losses, mostly weather related, were $17 million more after taxes and unfavorably affected both net income and property casualty underwriting income. Life insurance segment results on a pretax basis for the first quarter of 2019 decreased $3 million compared with the first quarter of 2018.

Performance by segment is discussed below in Financial Results. As discussed in our 2018 Annual Report on Form 10-K, Item 7, Factors Influencing Our Future Performance, Page 53, there are several reasons that our performance during 2019 may be below our long-term targets. In that annual report, as part of Financial Results, we also discussed the full-year 2019 outlook for each reporting segment.

The board of directors is committed to rewarding shareholders directly through cash dividends and through share repurchase authorizations. Through 2018, the company had increased the annual cash dividend rate for 58 consecutive years, a record we believe is matched by only seven other publicly traded companies. In February 2019, the board of directors increased the regular quarterly dividend to 56 cents per share, setting the stage for our 59th consecutive year of increasing cash dividends. During the first three months of 2019, cash dividends declared by the company increased 6% compared with the same period of 2018. Our board regularly evaluates relevant factors in decisions related to dividends and share repurchases. The 2019 dividend increase reflected our strong earnings performance and signaled management’s and the board’s positive outlook and confidence in our outstanding capital, liquidity and financial flexibility.

As disclosed in Item 1, Note 14 – Acquisition, we completed our transaction to acquire MSP Underwriting Limited (MSP), a London-based global specialty underwriter for Lloyd's Syndicate 318, on February 28, 2019. The $64 million paid at the closing represented a multiple of 1.9 times the $33 million of MSP's net identifiable assets acquired, subject to additional post-closing adjustments. We expect the transaction to contribute to future earnings and book value growth as we believe it should provide opportunities to support business produced by our independent agencies in new geographies and lines of business.

Cincinnati Financial Corporation First-Quarter 2019 10-Q

Balance Sheet Data and Performance Measures

(Dollars in millions, except share data)	At March 31,	At December 31,
	2019	2018
Total investments	$17,864	$16,732
Total assets	23,352	21,935
Short-term debt	32	32
Long-term debt	788	788
Shareholders' equity	8,630	7,833
Book value per share	52.88	48.10
Debt-to-total-capital ratio	8.7%	9.5%

Total assets at March 31, 2019, increased 6% compared with year-end 2018, and included a 6% increase in total investments that reflected a combination of net purchases and higher fair values for many securities in our portfolio. Shareholders’ equity increased 10%, and book value per share also increased 10% during the first three months of 2019. Our debt-to-total-capital ratio (capital is the sum of debt plus shareholders’ equity) decreased compared with year-end 2018.

Our value creation ratio is our primary performance metric. That ratio was 11.1% for the first three months of 2019, more than the same period in 2018 primarily due to a higher amount of overall net gains from our investment portfolio. The $4.78 increase in book value per share during the first three months of 2019 contributed 9.9 percentage points to the value creation ratio, while dividends declared at $0.56 per share contributed 1.2 points. Value creation ratios for comparable periods by major components and in total, along with calculations from per-share amounts, are shown in the tables below.

	Three months ended March 31,
	2019	2018
Value creation ratio major components:
Net income before investment gains	2.2%	1.5%
Change in fixed-maturity securities, realized and unrealized gains	2.5	(2.1)
Change in equity securities, investment gains	6.6	(1.9)
Other	(0.2)	(0.2)
Value creation ratio	11.1%	(2.7)%

Cincinnati Financial Corporation First-Quarter 2019 10-Q

(Dollars are per share)	Three months ended March 31,
	2019	2018
Value creation ratio:
End of period book value*	$52.88	$48.42
Less beginning of period book value	48.10	50.29
Change in book value	4.78	(1.87)
Dividend declared to shareholders	0.56	0.53
Total value creation	$5.34	$(1.34)

Value creation ratio from change in book value**	9.9%	(3.7)%
Value creation ratio from dividends declared to shareholders***	1.2	1.0
Value creation ratio	11.1%	(2.7)%

* Book value per share is calculated by dividing end of period total shareholders' equity by end of period shares outstanding
** Change in book value divided by the beginning of period book value
*** Dividend declared to shareholders divided by beginning of period book value

DRIVERS OF LONG-TERM VALUE CREATION
Operating through The Cincinnati Insurance Company, Cincinnati Financial Corporation is one of the 25 largest property casualty insurers in the nation, based on 2018 net written premiums for approximately 2,000 U.S. stock and mutual insurer groups. We market our insurance products through a select group of independent insurance agencies as discussed in our 2018 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 5. At March 31, 2019, we actively marketed through agencies located in 43 states. We maintain a long-term perspective that guides us in addressing immediate challenges or opportunities while focusing on the major decisions that best position our company for success through all market cycles.

To measure our long-term progress in creating shareholder value, our value creation ratio is our primary financial performance target. As discussed in our 2018 Annual Report on Form 10-K, Item 7, Executive Summary, Page 49, management believes this measure is a meaningful indicator of our long-term progress in creating shareholder value and has three primary performance drivers:

•
Premium growth – We believe our agency relationships and initiatives can lead to a property casualty written premium growth rate over any five-year period that exceeds the industry average. For the first three months of 2019, our consolidated property casualty net written premium year-over-year growth was 10%. As of February 2019, A.M. Best projected the industry's full-year 2019 written premium growth at approximately 4%. For the five-year period 2014 through 2018, our growth rate slightly exceeded that of the industry. The industry's growth rate excludes its mortgage and financial guaranty lines of business.

•
Combined ratio – We believe our underwriting philosophy and initiatives can generate a GAAP combined ratio over any five-year period that is consistently within the range of 95% to 100%. For the first three months of 2019, our GAAP combined ratio was 93.0% and our statutory combined ratio was 91.5%, both including 5.6 percentage points of current accident year catastrophe losses mostly offset by 5.3 percentage points of favorable loss reserve development on prior accident years. As of February 2019, A.M. Best projected the industry's full-year 2019 statutory combined ratio at approximately 101%, including approximately 5 percentage points of catastrophe losses and a favorable effect of approximately 1.5 percentage points of loss reserve development on prior accident years. The industry's ratio again excludes its mortgage and financial guaranty lines of business.

•
Investment contribution – We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year return of the Standard & Poor’s 500 Index. For the first three months of 2019, pretax investment income was $157 million, up 5% compared with the same period in 2018. We believe our investment portfolio mix provides an appropriate balance of income stability and growth with capital appreciation potential.

Cincinnati Financial Corporation First-Quarter 2019 10-Q

Highlights of Our Strategy and Supporting Initiatives
Management has worked to identify a strategy that can lead to long-term success, with concurrence by the board of directors. Our strategy is intended to position us to compete successfully in the markets we have targeted while appropriately managing risk. Further description of our long-term, proven strategy can be found in our 2018 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 5. We believe successful implementation of initiatives that support our strategy will help us better serve our agent customers and reduce volatility in our financial results while we also grow earnings and book value over the long term, successfully navigating challenging economic, market or industry pricing cycles.

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

We continue to enhance our property casualty underwriting expertise and to effectively and efficiently underwrite individual policies and process transactions. Ongoing initiatives supporting this work include expanding our pricing and segmentation capabilities through experience and use of predictive analytics and additional data. Our segmentation efforts emphasize identification and retention of insurance policies we believe have relatively stronger pricing, while seeking more aggressive renewal terms and conditions on policies we believe have relatively weaker pricing. In 2019, we continue to improve underwriting and rate adequacy for our commercial auto and personal auto lines of business. Our commercial auto policies that renewed during the first three months of 2019 experienced an estimated average price increase at percentages in the high-single-digit range, and our personal auto policies that renewed during that period also averaged an estimated price increase at percentages in the high-single-digit range.

•
Drive premium growth – Implementation of these initiatives is intended to further penetrate each market we serve through our independent agencies. Strategies aimed at specific market opportunities, along with service enhancements, can help our agents grow and increase our share of their business. Premium growth initiatives also include expansion of Cincinnati ReSM, our reinsurance assumed operation, and successful integration of MSP. Diversified growth also may reduce variability of losses from weather-related catastrophes.

We continue to appoint new agencies to develop additional points of distribution. In 2019, we are planning approximately 100 appointments of independent agencies that offer most or all of our property casualty insurance products. During the first three months of 2019, we appointed 22 new agencies that meet that criteria.
We also plan to appoint additional agencies that focus on high net worth personal lines clients. In 2019, we are targeting the appointment of approximately 80 agencies that market only personal lines products for us. During the first three months of 2019, we appointed 24 new agencies that meet that criteria.
As of March 31, 2019, a total of 1,761 agency relationships market our property casualty insurance products from 2,376 reporting locations. The totals do not include Lloyd's brokers or coverholders that source business for MSP.
We also continue to grow premiums through the disciplined expansion of Cincinnati Re and the acquisition of MSP. During the first three months of 2019, Cincinnati Re contributed $38 million of growth in consolidated property casualty insurance net written premiums while MSP contributed $21 million. We also believe MSP over time will provide opportunities to support business produced by our independent agencies in new geographies and lines of business.

Financial Strength
An important part of our long-term strategy is financial strength, which is described in our 2018 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Financial Strength, Page 8. One aspect of our financial strength is prudent use of reinsurance ceded to help manage financial performance variability due to catastrophe loss experience. A description of how we use reinsurance ceded is included in our 2018 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, 2019 Reinsurance Ceded Programs, Page 105. Another aspect of our financial strength is our investment portfolio, which remains well-diversified as discussed in this quarterly report in Item 3, Quantitative and Qualitative Disclosures About Market Risk. Our strong parent-company liquidity and financial strength increase our flexibility to maintain a cash dividend through all periods and to continue to invest in and expand our insurance operations.

Cincinnati Financial Corporation First-Quarter 2019 10-Q

At March 31, 2019, we held $2.751 billion of our cash and invested assets at the parent-company level, of which $2.477 billion, or 90.0%, was invested in common stocks, and $166 million, or 6.0%, was cash or cash equivalents. Our debt-to-total-capital ratio was 8.7% at March 31, 2019. Another important indicator of financial strength is our ratio of property casualty net written premiums to statutory surplus, which was 1.0-to-1 for the 12 months ended March 31, 2019, matching year-end 2018.

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

At April 23, 2019, our insurance subsidiaries continued to be highly rated.

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

Cincinnati Financial Corporation First-Quarter 2019 10-Q

CONSOLIDATED PROPERTY CASUALTY INSURANCE HIGHLIGHTS
Consolidated property casualty insurance results include premiums and expenses for our standard market insurance segments (commercial lines and personal lines), our excess and surplus lines segment, our reinsurance assumed operations and our London-based global specialty underwriter known as MSP.

(Dollars in millions)	Three months ended March 31,
	2019	2018	% Change
Earned premiums	$1,267	$1,200	6
Fee revenues	3	3	0
Total revenues	1,270	1,203	6
Loss and loss expenses from:
Current accident year before catastrophe losses	786	779	1
Current accident year catastrophe losses	71	60	18
Prior accident years before catastrophe losses	(70)	(41)	(71)
Prior accident years catastrophe losses	3	(7)	nm
Loss and loss expenses	790	791	0
Underwriting expenses	389	383	2
Underwriting profit	$91	$29	214

Ratios as a percent of earned premiums:			Pt. Change
Current accident year before catastrophe losses	62.0%	64.9%	(2.9)
Current accident year catastrophe losses	5.6	5.0	0.6
Prior accident years before catastrophe losses	(5.5)	(3.3)	(2.2)
Prior accident years catastrophe losses	0.2	(0.6)	0.8
Loss and loss expenses	62.3	66.0	(3.7)
Underwriting expenses	30.7	31.9	(1.2)
Combined ratio	93.0%	97.9%	(4.9)

Combined ratio	93.0%	97.9%	(4.9)
Contribution from catastrophe losses and prior years reserve development	0.3	1.1	(0.8)
Combined ratio before catastrophe losses and prior years reserve development	92.7%	96.8%	(4.1)

Our consolidated property casualty insurance operations generated an underwriting profit of $91 million for the first quarter of 2019. The improvement of $62 million, compared with the same period of 2018, was partially offset by an increase of $21 million in losses from weather-related natural catastrophes. Weather-related losses not identified as part of designated catastrophe events for the property casualty industry, typically referred to as noncatastrophe weather losses, decreased by $26 million in the first three months of 2019, offsetting the increase in catastrophe losses. We believe future property casualty underwriting results will continue to benefit from price increases and our ongoing initiatives to improve pricing precision and loss experience related to claims and loss control practices.
For all property casualty lines of business in aggregate, excluding MSP reserves as of the February 28, 2019, acquisition date, net loss and loss expense reserves at March 31, 2019, were $34 million lower than at year-end 2018, including an increase of $47 million for the incurred but not reported (IBNR) portion. The $34 million reserve decrease lowered year-end 2018 net loss and loss expense reserves by less than 1%.

We measure and analyze property casualty underwriting results primarily by the combined ratio and its component ratios. The GAAP-basis combined ratio is the percentage of incurred losses plus all expenses per each earned premium dollar – the lower the ratio, the better the performance. An underwriting profit results when the combined ratio is below 100%. A combined ratio above 100% indicates that an insurance company’s losses and expenses exceeded premiums.

Our consolidated property casualty combined ratio for the first quarter of 2019 decreased by 4.9 percentage points, compared with the same period of 2018, despite an increase of 1.4 points from higher catastrophe losses and loss

Cincinnati Financial Corporation First-Quarter 2019 10-Q

expenses. The increase from catastrophe loss effects was offset by a decrease of 2.5 points from lower noncatastrophe weather-related losses.

The combined ratio can be affected significantly by natural catastrophe losses and other large losses as discussed in detail below. The combined ratio can also be affected by updated estimates of loss and loss expense reserves established for claims that occurred in prior periods, referred to as prior accident years. Net favorable development on prior accident year reserves, including reserves for catastrophe losses, benefited the combined ratio by 5.3 percentage points in the first three months of 2019, compared with 3.9 percentage points in the same period of 2018. Net favorable development is discussed in further detail in Financial Results by property casualty insurance segment.

The ratio for current accident year loss and loss expenses before catastrophe losses improved in the first three months of 2019. That 62.0% ratio decreased 2.9 percentage points compared with the 64.9% accident year 2018 ratio measured as of March 31, 2018, including a decrease of 1.1 points in the ratio for large losses of $1 million or more per claim, discussed below. The effects of lower first-quarter 2019 noncatastrophe weather-related losses contributed approximately 2 points to the overall decrease in the current accident year ratio.

The underwriting expense ratio for the first three months of 2019 decreased, compared with the same period of 2018, reflecting a higher than average expense ratio for the first quarter 2018 due to a lower amount of deferred acquisition costs. The current year period reflects a ratio generally in line with our longer-term historical average, as well as ongoing expense management efforts and higher earned premiums.

Consolidated Property Casualty Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2019	2018	% Change
Agency renewal written premiums	$1,130	$1,083	4
Agency new business written premiums	181	159	14
Other written premiums	70	16	338
Net written premiums	1,381	1,258	10
Unearned premium change	(114)	(58)	(97)
Earned premiums	$1,267	$1,200	6

The trends in net written premiums and earned premiums summarized in the table above include the effects of price increases. Price change trends that heavily influence renewal written premium increases or decreases, along with other premium growth drivers for 2019, are discussed in more detail by segment below in Financial Results.

Consolidated property casualty net written premiums for the three months ended March 31, 2019, grew $123 million compared with the same period of 2018. Our premium growth initiatives from prior years have provided an ongoing favorable effect on growth during the current year, particularly as newer agency relationships mature over time.

Consolidated property casualty agency new business written premiums increased by $22 million for the first quarter of 2019, compared with the same period of 2018. The increase was produced by our commercial lines and excess and surplus lines insurance segments. New agency appointments during 2018 and 2019 produced a $10 million increase in standard lines new business for the first three months of 2019 compared with the same period of 2018. As we appoint new agencies that choose to move accounts to us, we report these accounts as new business. While this business is new to us, in many cases it is not new to the agent. We believe these seasoned accounts tend to be priced more accurately than business that may be less familiar to our agent upon obtaining it from a competing agent.

Net written premiums for Cincinnati Re, included in other written premiums, increased $38 million for the first quarter of 2019, compared with the same period of 2018. Cincinnati Re assumes risks through reinsurance treaties and in some cases cedes part of the risk and related premiums to one or more unaffiliated reinsurance companies through transactions known as retrocessions. For the first three months of 2019, earned premiums for Cincinnati Re totaled $40 million, compared with $29 million earned in the same period a year ago.

Cincinnati Financial Corporation First-Quarter 2019 10-Q

Other written premiums also include premiums ceded to reinsurers as part of our reinsurance ceded program and premiums written through MSP, acquired on February 28, 2019. An increase in ceded premiums reduced net written premiums by $3 million for the first quarter of 2019, compared with the same period of 2018. MSP contributed $21 million to 2019 net written premiums and $11 million to earned premiums.

Catastrophe losses and loss expenses typically have a material effect on property casualty results and can vary significantly from period to period. Losses from natural catastrophes contributed 5.8 percentage points to the combined ratio in the first quarter of 2019, compared with 4.4 percentage points in the same period of 2018. Some of those losses were applicable to annual loss deductible provisions of our collateralized reinsurance funded through catastrophe bonds. For our collateralized reinsurance arrangement that became effective in January 2017, we can recover catastrophe bond funds if aggregate losses, after the $8 million per occurrence deductible, exceed $190 million during an annual coverage period. There were no events between January 1 and March 31, 2019, that met the requirements for recovery, such as occurrences within the specific geographic locations included in the severe convective storm portion of our coverage, after our per occurrence deductible.

For our property catastrophe occurrence and aggregate excess of loss treaty that became effective July 1, 2018, we can recover: catastrophe loss amounts up to $50 million in excess of net $125 million per occurrence for combined business written on a direct basis and by Cincinnati Re; $25 million in excess of $32 million for the aggregation of Cincinnati Re catastrophe occurrences subject to certain deductibles; $50 million in excess of $10 million for business written on a direct basis for the loss perils of earthquake, brushfire and wildfire in certain western states; or various combinations of occurrences with coverage up to the $50 million aggregate limit. The aggregate limit is $25 million if covered losses pertain only to Cincinnati Re. The aggregate recovery from reinsurers providing this coverage totaled $14 million for incurred losses for the first quarter of 2019, after considering all applicable deductibles, due to adverse reserve development in our personal lines insurance segment from a California wildfire event that occurred during 2018, exhausting the $50 million aggregate limit. The 2018 aggregate recovery from reinsurers providing this coverage totaled $36 million for incurred losses, which was applied to two California wildfire events.

The following table shows consolidated property casualty insurance catastrophe losses and loss expenses incurred, net of reinsurance, as well as the effect of loss development on prior period catastrophe events. We individually list declared catastrophe events for which our incurred losses reached or exceeded $10 million.

Cincinnati Financial Corporation First-Quarter 2019 10-Q

Consolidated Property Casualty Insurance Catastrophe Losses and Loss Expenses Incurred

(Dollars in millions, net of reinsurance)		Three months ended March 31,
		Comm.	Pers.	E&S
Dates	Region	lines	lines	lines	Other	Total
2019
Jan. 29-Feb. 1	Midwest, Northeast	$14	$11	$—	$—	$25
Feb. 23-26	Midwest, Northeast, South	11	12	—	—	23
Mar. 12-17	Midwest, Northeast, West, South	4	7	—	—	11
All other 2019 catastrophes		4	8	—	—	12
Development on 2018 and prior catastrophes		(6)	8	—	1	3
Calendar year incurred total		$27	$46	$—	$1	$74

2018
Jan. 8-10	West	$—	$11	$—	$—	$11
Mar. 1-3	Northeast, South	6	6	—	—	12
Mar. 18-21	South	17	5	1	—	23
All other 2018 catastrophes		7	7	—	—	14
Development on 2017 and prior catastrophes		(7)	—	—	—	(7)
Calendar year incurred total		$23	$29	$1	$—	$53

The following table includes data for losses incurred of $1 million or more per claim, net of reinsurance.

Consolidated Property Casualty Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended March 31,
	2019	2018	% Change
Current accident year losses greater than $5 million	$—	$15	nm
Current accident year losses $1 million - $5 million	37	32	16
Large loss prior accident year reserve development	16	34	(53)
Total large losses incurred	53	81	(35)
Losses incurred but not reported	47	10	nm
Other losses excluding catastrophe losses	493	520	(5)
Catastrophe losses	69	51	35
Total losses incurred	$662	$662	0

Ratios as a percent of earned premiums:			Pt. Change
Current accident year losses greater than $5 million	—%	1.3%	(1.3)
Current accident year losses $1 million - $5 million	2.9	2.7	0.2
Large loss prior accident year reserve development	1.2	2.8	(1.6)
Total large loss ratio	4.1	6.8	(2.7)
Losses incurred but not reported	3.7	0.8	2.9
Other losses excluding catastrophe losses	38.9	43.4	(4.5)
Catastrophe losses	5.5	4.2	1.3
Total loss ratio	52.2%	55.2%	(3.0)

We believe the inherent variability of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the variability in addition to general

Cincinnati Financial Corporation First-Quarter 2019 10-Q

inflationary trends in loss costs. Our analysis continues to indicate no unexpected concentration of large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The first-quarter 2019 property casualty total large losses incurred of $53 million, net of reinsurance, were lower than the $83 million quarterly average during full-year 2018 and lower than the $81 million experienced for the first quarter of 2018. The ratio for these large losses was 2.7 percentage points lower compared with last year’s first quarter. We believe results for the three-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million. Losses by size are discussed in further detail in results of operations by property casualty insurance segment.

Cincinnati Financial Corporation First-Quarter 2019 10-Q

FINANCIAL RESULTS
Consolidated results reflect the operating results of each of our five segments along with the parent company, Cincinnati Re, MSP and other activities reported as “Other.” The five segments are:

•	Commercial lines insurance

•	Personal lines insurance

•	Excess and surplus lines insurance

•	Life insurance

•	Investments

Cincinnati Financial Corporation First-Quarter 2019 10-Q

COMMERCIAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended March 31,
	2019	2018	% Change
Earned premiums	$810	$790	3
Fee revenues	1	2	(50)
Total revenues	811	792	2
Loss and loss expenses from:
Current accident year before catastrophe losses	510	524	(3)
Current accident year catastrophe losses	33	30	10
Prior accident years before catastrophe losses	(56)	(28)	(100)
Prior accident years catastrophe losses	(6)	(7)	14
Loss and loss expenses	481	519	(7)
Underwriting expenses	254	258	(2)
Underwriting profit	$76	$15	407

Ratios as a percent of earned premiums:			Pt. Change
Current accident year before catastrophe losses	63.0%	66.2%	(3.2)
Current accident year catastrophe losses	4.1	3.8	0.3
Prior accident years before catastrophe losses	(6.9)	(3.5)	(3.4)
Prior accident years catastrophe losses	(0.8)	(0.9)	0.1
Loss and loss expenses	59.4	65.6	(6.2)
Underwriting expenses	31.4	32.7	(1.3)
Combined ratio	90.8%	98.3%	(7.5)

Combined ratio	90.8%	98.3%	(7.5)
Contribution from catastrophe losses and prior years reserve development	(3.6)	(0.6)	(3.0)
Combined ratio before catastrophe losses and prior years reserve development	94.4%	98.9%	(4.5)

Overview
Performance highlights for the commercial lines segment include:

•
Premiums – Earned premiums and net written premiums for the commercial lines segment grew during the first three months of 2019, in part due to renewal written premium growth that continued to include higher average pricing. Net written premiums increased during the first quarter of 2019, compared with the same period a year ago, following targeted underwriting actions in selected states that significantly slowed growth during 2018. The table below analyzes the primary components of premiums. We continue to use predictive analytics tools to improve pricing precision and segmentation while leveraging our local relationships with agents through the efforts of our teams that work closely with them. We seek to maintain appropriate pricing discipline for both new and renewal business as our agents and underwriters assess account quality to make careful decisions on a case-by-case basis whether to write or renew a policy.

Agency renewal written premiums increased by 4% during the first three months of 2019, compared with the same period of 2018. During the first quarter of 2019, our overall standard commercial lines policies averaged estimated renewal price increases at percentages in the low-single-digit range, similar to the fourth quarter of 2018. We continue to segment commercial lines policies, emphasizing identification and retention of policies we believe have relatively stronger pricing. Conversely, we have been seeking stricter renewal terms and conditions on policies we believe have relatively weaker pricing, thus retaining fewer of those policies. We measure average changes in commercial lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for the respective policies.
Our average overall commercial lines renewal pricing change includes the impact of flat pricing for certain coverages within package policies written for a three-year term that were in force but did not expire during the

Cincinnati Financial Corporation First-Quarter 2019 10-Q

period being measured. Therefore, our reported change in average commercial lines renewal pricing reflects a blend of three-year policies that did not expire and other policies that did expire during the measurement period. For commercial lines policies that did expire and were then renewed during the first quarter of 2019, we estimate that our average percentage price increase for commercial auto continued in the high-single-digit range. The estimated average percentage price change for our commercial property line of business was an increase in the mid-single-digit range and for commercial casualty it was an increase in the low-single-digit range. The estimated average percentage price change for workers’ compensation was a decrease in the mid-single-digit range.
Renewal premiums for certain policies, primarily our commercial casualty and workers’ compensation lines of business, include the results of policy audits that adjust initial premium amounts based on differences between estimated and actual sales or payroll related to a specific policy. Audits completed during the first three months of 2019 contributed $17 million to net written premiums.
New business written premiums for commercial lines increased $16 million during the first three months of 2019, compared with the same period of 2018. The increase reflected growth for each major line of business except workers' compensation, which decreased by approximately $1 million. Trend analysis for year-over-year comparisons of individual quarters is more difficult to assess for commercial lines new business written premiums, due to inherent variability. That variability is often driven by larger policies with annual premiums greater than $100,000.
Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. For our commercial lines insurance segment, an increase in ceded premiums reduced net written premiums by less than $1 million for the first three months of 2019, compared with the same period of 2018.

Commercial Lines Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2019	2018	% Change
Agency renewal written premiums	$799	$771	4
Agency new business written premiums	120	104	15
Other written premiums	(23)	(21)	(10)
Net written premiums	896	854	5
Unearned premium change	(86)	(64)	(34)
Earned premiums	$810	$790	3

•
Combined ratio – The commercial lines combined ratio improved by 7.5 percentage points for the first quarter of 2019, compared with the same period a year ago, despite a ratio increase of 0.4 points in losses from natural catastrophes. The improvement included a higher level of favorable reserve development on prior accident years in addition to better loss experience for the current accident year.

The commercial lines ratio for current accident year loss and loss expenses before catastrophe losses improved in the first three months of 2019. That 63.0% ratio decreased 3.2 percentage points compared with the 66.2% accident year 2018 ratio measured as of March 31, 2018, including a decrease of 1.5 percentage points in the ratio for large losses of $1 million or more per claim, discussed below.
Catastrophe losses and loss expenses accounted for 3.3 percentage points of the combined ratio for the first three months of 2019, compared with 2.9 percentage points for the same period a year ago. Through 2018, the 10-year annual average for that catastrophe measure for the commercial lines segment was 5.4 percentage points, and the five-year annual average was 5.1 percentage points. The three-month 2019 ratio for noncatastrophe weather-related losses, at 3.5%, was 3.0 percentage points better than the same period a year ago.
The net effect of reserve development on prior accident years during the first three months of 2019 was favorable for commercial lines overall by $62 million, compared with $35 million for the same period in 2018. For the first three months of 2019, our commercial casualty and workers' compensation lines of business were the largest contributors to the total commercial lines net favorable reserve development on prior accident years, representing approximately three-fourths of the total. The net favorable reserve development recognized during the first three months of 2019 for our commercial lines insurance segment was largely for accident years 2016 through 2018 and was primarily due to lower-than-anticipated loss emergence on known claims. Reserve

Cincinnati Financial Corporation First-Quarter 2019 10-Q

estimates are inherently uncertain as described in our 2018 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 54.
The commercial lines underwriting expense ratio for the first three months of 2019 decreased, compared with the same period a year ago reflecting a higher than average expense ratio for the first quarter 2018 due to a lower amount of deferred acquisition costs. The current year period reflects a ratio generally in line with our longer-term historical average, as well as ongoing expense management efforts and higher earned premiums.

Commercial Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended March 31,
	2019	2018	% Change
Current accident year losses greater than $5 million	$—	$15	nm
Current accident year losses $1 million - $5 million	26	22	18
Large loss prior accident year reserve development	13	29	(55)
Total large losses incurred	39	66	(41)
Losses incurred but not reported	43	16	169
Other losses excluding catastrophe losses	286	325	(12)
Catastrophe losses	25	22	14
Total losses incurred	$393	$429	(8)

Ratios as a percent of earned premiums:			Pt. Change
Current accident year losses greater than $5 million	—%	1.9%	(1.9)
Current accident year losses $1 million - $5 million	3.3	2.9	0.4
Large loss prior accident year reserve development	1.6	3.6	(2.0)
Total large loss ratio	4.9	8.4	(3.5)
Losses incurred but not reported	5.4	2.1	3.3
Other losses excluding catastrophe losses	35.1	41.1	(6.0)
Catastrophe losses	3.1	2.8	0.3
Total loss ratio	48.5%	54.4%	(5.9)

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The first-quarter 2019 commercial lines total large losses incurred of $39 million, net of reinsurance, were lower than the quarterly average of $71 million during full-year 2018 and the $66 million total large losses incurred for the first quarter of 2018. The decease in commercial lines large losses for the first three months of 2019 was largely due to our commercial casualty and commercial property lines of business. The first-quarter 2019 ratio for commercial lines total large losses was 3.5 percentage points lower compared with last year’s first-quarter ratio. We believe results for the three-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation First-Quarter 2019 10-Q

PERSONAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended March 31,
	2019	2018	% Change
Earned premiums	$344	$325	6
Fee revenues	1	1	0
Total revenues	345	326	6
Loss and loss expenses from:
Current accident year before catastrophe losses	209	210	0
Current accident year catastrophe losses	38	29	31
Prior accident years before catastrophe losses	(5)	(1)	(400)
Prior accident years catastrophe losses	8	—	nm
Loss and loss expenses	250	238	5
Underwriting expenses	99	97	2
Underwriting loss	$(4)	$(9)	56

Ratios as a percent of earned premiums:			Pt. Change
Current accident year before catastrophe losses	60.6%	64.5%	(3.9)
Current accident year catastrophe losses	10.9	9.0	1.9
Prior accident years before catastrophe losses	(1.4)	(0.1)	(1.3)
Prior accident years catastrophe losses	2.4	(0.1)	2.5
Loss and loss expenses	72.5	73.3	(0.8)
Underwriting expenses	28.8	29.9	(1.1)
Combined ratio	101.3%	103.2%	(1.9)

Combined ratio	101.3%	103.2%	(1.9)
Contribution from catastrophe losses and prior years reserve development	11.9	8.8	3.1
Combined ratio before catastrophe losses and prior years reserve development	89.4%	94.4%	(5.0)

Overview
Performance highlights for the personal lines segment include:

•
Premiums – Personal lines earned premiums and net written premiums continued to grow during the first quarter of 2019, largely due to increases in agency renewal written premiums reflecting higher average pricing. Personal lines net written premiums from high net worth policies totaled approximately $77 million for the first three months of 2019, compared with $64 million for the same period of 2018. The table below analyzes the primary components of premiums.

Agency renewal written premiums increased 7% for the first three months of 2019, largely due to rate increases in selected states. We estimate that premium rates for our personal auto line of business increased at average percentages in the high-single-digit range during the first three months of 2019. For our homeowner line of business, we estimate that premium rates for the first three months of 2019 increased at average percentages in the mid-single-digit range. For both our personal auto and homeowner lines of business, some individual policies experienced lower or higher rate changes based on each risk's specific characteristics and enhanced pricing precision enabled by predictive models.
Personal lines new business written premiums for the first quarter of 2019 decreased $4 million, reflecting pricing discipline particularly in selected states, compared with the same period of 2018.
Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. For our personal lines insurance segment, an increase in ceded premiums reduced net written premiums by less than $1 million for the first three months of 2019, compared with the same period of 2018.
We continue to implement strategies discussed in our 2018 Annual Report on Form 10-K, Item 1, Strategic Initiatives, Page 14, to enhance our responsiveness to marketplace changes and to help achieve our long-term

Cincinnati Financial Corporation First-Quarter 2019 10-Q

objectives for personal lines growth and profitability. These strategies include initiatives to more profitably underwrite personal auto policies.

Personal Lines Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2019	2018	% Change
Agency renewal written premiums	$282	$264	7
Agency new business written premiums	35	39	(10)
Other written premiums	(8)	(6)	(33)
Net written premiums	309	297	4
Unearned premium change	35	28	25
Earned premiums	$344	$325	6

•
Combined ratio – Our personal lines combined ratio improved slightly for the first three months of 2019, compared with the same period a year ago. The improvement was primarily due to better experience in the ratio for current accident year loss and loss expenses before catastrophe losses that offset a ratio for weather-related natural catastrophe losses and loss expenses that was 4.4 percentage points worse.

The personal lines ratio for current accident year loss and loss expenses before catastrophe losses improved in the first three months of 2019. That 60.6% ratio decreased 3.9 percentage points compared with the 64.5% accident year 2018 ratio measured as of March 31, 2018, including a decrease of 0.1 percentage point in the ratio for large losses of $1 million or more per claim, discussed below.
Catastrophe losses and loss expenses accounted for 13.3 percentage points of the combined ratio for the first three months of 2019, compared with 8.9 percentage points for the same period of last year. Through 2018, the 10-year annual average catastrophe loss ratio for the personal lines segment was 10.9 percentage points, and the five-year annual average was 8.9 percentage points. The ratio for noncatastrophe weather-related losses for the first three months of 2019, at 6.2%, was 1.2 percentage points better than the same period a year ago.
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
Our homeowner line of business, representing 42% of our 2018 personal lines earned premiums, was the only major line in this segment with a three-month 2019 total loss and loss expense ratio before catastrophe losses significantly higher than we desired, although it improved compared with the prior-year period. Its catastrophe loss experience has been elevated in recent quarters, largely due to wildfire losses that have affected much of the property casualty industry. In recent quarters our homeowner policies have experienced average renewal price increases at percentages near the high end of the mid-single-digit range. We believe rate increases and other actions to improve pricing precision and reduce loss costs will improve future profitability.
The net effect of reserve development on prior accident years during the first three months of 2019 was unfavorable for personal lines overall by $3 million, compared with favorable net reserve development of $1 million for the same period of 2018. Our homeowner line of business was the largest contributor to the 2018 total personal lines net unfavorable reserve development on prior accident years, partially offset by net favorable reserve development for our personal auto and other personal lines of business. The net unfavorable reserve development was primarily due to higher-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2018 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 54.
The underwriting expense ratio decreased for the first three months of 2019, compared with the same period a year ago, reflecting a higher than average expense ratio for the first quarter 2018 due to a lower amount of deferred acquisition costs. The current year period reflects a ratio generally in line with our longer-term historical average, as well as ongoing expense management efforts and higher earned premiums.

Cincinnati Financial Corporation First-Quarter 2019 10-Q

Personal Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended March 31,
	2019	2018	% Change
Current accident year losses greater than $5 million	$—	$—	nm
Current accident year losses $1 million - $5 million	10	10	—
Large loss prior accident year reserve development	2	5	(60)
Total large losses incurred	12	15	(20)
Losses incurred but not reported	4	(1)	nm
Other losses excluding catastrophe losses	163	167	(2)
Catastrophe losses	45	29	55
Total losses incurred	$224	$210	7

Ratios as a percent of earned premiums:			Pt. Change
Current accident year losses greater than $5 million	—%	—%	0.0
Current accident year losses $1 million - $5 million	2.8	2.9	(0.1)
Large loss prior accident year reserve development	0.6	1.7	(1.1)
Total large loss ratio	3.4	4.6	(1.2)
Losses incurred but not reported	1.0	(0.4)	1.4
Other losses excluding catastrophe losses	47.4	51.6	(4.2)
Catastrophe losses	13.1	8.8	4.3
Total loss ratio	64.9%	64.6%	0.3

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the first quarter of 2019, the personal lines total large loss ratio, net of reinsurance, was 1.2 percentage points lower than last year’s first quarter. The decrease in personal lines large losses for the first three months of 2019 occurred primarily for our homeowner line of business. We believe results for the three-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation First-Quarter 2019 10-Q

EXCESS AND SURPLUS LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended March 31,
	2019	2018	% Change
Earned premiums	$63	$56	13
Fee revenues	1	—	nm
Total revenues	64	56	14

Loss and loss expenses from:
Current accident year before catastrophe losses	35	30	17
Current accident year catastrophe losses	—	1	(100)
Prior accident years before catastrophe losses	(2)	(10)	80
Prior accident years catastrophe losses	—	—	0
Loss and loss expenses	33	21	57
Underwriting expenses	20	17	18
Underwriting profit	$11	$18	(39)

Ratios as a percent of earned premiums:			Pt. Change
Current accident year before catastrophe losses	55.5%	54.6%	0.9
Current accident year catastrophe losses	0.3	1.8	(1.5)
Prior accident years before catastrophe losses	(4.2)	(17.2)	13.0
Prior accident years catastrophe losses	(0.1)	0.1	(0.2)
Loss and loss expenses	51.5	39.3	12.2
Underwriting expenses	32.0	29.5	2.5
Combined ratio	83.5%	68.8%	14.7

Combined ratio	83.5%	68.8%	14.7
Contribution from catastrophe losses and prior years reserve development	(4.0)	(15.3)	11.3
Combined ratio before catastrophe losses and prior years reserve development	87.5%	84.1%	3.4

Overview
Performance highlights for the excess and surplus lines segment include:

•
Premiums – Excess and surplus lines net written premiums continued to grow during the first quarter of 2019, primarily due to an increase in new business written premiums. For the first three months of 2019, excess and surplus lines policy renewals experienced estimated average price increases at percentages in the low-single-digit range. We measure average changes in excess and surplus lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies.

New business written premiums produced by agencies increased by $10 million for the first quarter of 2019, compared with the same period of 2018. We believe the unusually large increase is a reflection of more opportunities in the marketplace for insurance companies to obtain higher premium rates, plus our additional marketing efforts. Some of what we report as new business came from accounts that were not new to our agents. We believe our agents’ seasoned accounts tend to be priced more accurately than business that may be less familiar to them.

Cincinnati Financial Corporation First-Quarter 2019 10-Q

Excess and Surplus Lines Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2019	2018	% Change
Agency renewal written premiums	$49	$48	2
Agency new business written premiums	26	16	63
Other written premiums	(4)	(3)	(33)
Net written premiums	71	61	16
Unearned premium change	(8)	(5)	(60)
Earned premiums	$63	$56	13

•
Combined ratio – The excess and surplus lines combined ratio increased by 14.7 percentage points for the first three months of 2019, compared with the same period of 2018. The increase was primarily due to less favorable reserve development on prior accident years.

The excess and surplus lines ratio for current accident year loss and loss expenses before catastrophe losses rose in the first three months of 2019. That 55.5% ratio increased 0.9 percentage points compared with the 54.6% accident year 2018 ratio measured as of March 31, 2018, including an increase of 1.6 percentage points in the ratio for large losses of $1 million or more per claim, discussed below.
Excess and surplus lines net favorable reserve development on prior accident years, as a ratio to earned premiums, was 4.3% for the first three months of 2019, compared with 17.1% for the same period of 2018. The net favorable reserve development recognized during the first three months of 2019 was primarily attributable to accident year 2018. The favorable reserve development was due primarily to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2018 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 54.
The excess and surplus lines underwriting expense ratio for the first quarter of 2019 increased, compared with the same period of 2018, primarily due to higher internal expense allocations that offset higher earned premiums and ongoing expense management efforts.

Cincinnati Financial Corporation First-Quarter 2019 10-Q

Excess and Surplus Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended March 31,
	2019	2018	% Change
Current accident year losses greater than $5 million	$—	$—	nm
Current accident year losses $1 million - $5 million	1	—	nm
Large loss prior accident year reserve development	1	—	nm
Total large losses incurred	2	—	nm
Losses incurred but not reported	—	(5)	nm
Other losses excluding catastrophe losses	19	14	36
Catastrophe losses	—	1	nm
Total losses incurred	$21	$10	110

Ratios as a percent of earned premiums:			Pt. Change
Current accident year losses greater than $5 million	—%	—%	0.0
Current accident year losses $1 million - $5 million	1.6	—	1.6
Large loss prior accident year reserve development	1.2	(0.4)	1.6
Total large loss ratio	2.8	(0.4)	3.2
Losses incurred but not reported	0.8	(9.0)	9.8
Other losses excluding catastrophe losses	29.1	26.4	2.7
Catastrophe losses	0.2	1.8	(1.6)
Total loss ratio	32.9%	18.8%	14.1

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the first quarter of 2019, the excess and surplus lines total ratio for large losses, net of reinsurance, was 3.2 percentage points higher than last year’s first quarter. We believe results for the three-month period largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation First-Quarter 2019 10-Q

LIFE INSURANCE RESULTS

(Dollars in millions)	Three months ended March 31,
	2019	2018	% Change
Earned premiums	$66	$60	10
Fee revenues	1	1	0
Total revenues	67	61	10
Contract holders' benefits incurred	70	63	11
Investment interest credited to contract holders'	(24)	(24)	0
Underwriting expenses incurred	22	20	10
Total benefits and expenses	68	59	15
Life insurance segment profit (loss)	$(1)	$2	nm

Overview
Performance highlights for the life insurance segment include:

•
Revenues – Revenues increased for the three months ended March 31, 2019, compared with the same period a year ago, primarily due to higher earned premiums from term life insurance, our largest life insurance product line.

Net in-force life insurance policy face amounts increased to $67.304 billion at March 31, 2019, from $66.142 billion at year-end 2018.
Fixed annuity deposits received for the three months ended March 31, 2019, were $7 million, matching the same period of 2018. Fixed annuity deposits have a minimal impact to earned premiums because deposits received are initially recorded as liabilities. Profit is earned over time by way of interest-rate spreads. We do not write variable or equity-indexed annuities.

Life Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2019	2018	% Change
Term life insurance	$45	$41	10
Universal life insurance	10	9	11
Other life insurance and annuity products	11	10	10
Net earned premiums	$66	$60	10

•
Profitability – Our life insurance segment typically reports a small profit or loss on a GAAP basis because profits from investment income spreads are included in our investment segment results. We include only investment income credited to contract holders (including interest assumed in life insurance policy reserve calculations) in our life insurance segment results. A loss of $1 million for our life insurance segment in the first three months of 2019, compared with a gain of $2 million for the same period of 2018, was primarily due to less favorable effects from the unlocking of actuarial assumptions.

Life insurance segment benefits and expenses consist principally of contract holders’ (policyholders’) benefits incurred related to traditional life and interest-sensitive products and operating expenses incurred, net of deferred acquisition costs. Total benefits increased in the first three months of 2019. Life policy and investment contract reserves increased with continued growth in net in-force life insurance policy face amounts. Mortality results increased, compared with the same period of 2018, and were slightly higher than our 2019 projections.
Underwriting expenses for the first three months of 2019 increased compared with the same period a year ago. For the first three months of 2019, unlocking of interest rate and other actuarial assumptions decreased the amount of expenses deferred to future periods, increasing underwriting expenses. For the first three months of 2018, unlocking of interest rate and other assumptions had an immaterial impact on the amount of expenses deferred to future periods.

Cincinnati Financial Corporation First-Quarter 2019 10-Q

We recognize that assets under management, capital appreciation and investment income are integral to evaluating the success of the life insurance segment because of the long duration of life products. On a basis that includes investment income and investment gains or losses from life-insurance-related invested assets, the life insurance company reported net income of $10 million for the three months ended March 31, 2019, compared with net income of $13 million for the same period of 2018. The life insurance company portfolio had net after-tax investment losses of $1 million for the three months ended March 31, 2019, compared with less than $1 million of net after-tax investment gains for the three months ended March 31, 2018.

INVESTMENTS RESULTS

Overview
The investments segment contributes investment income and investment gains and losses to results of operations. Investments traditionally are our primary source of pretax and after-tax profits.

Investment Income
Pretax investment income increased 5% for the first quarter of 2019, compared with the same period of 2018. Interest income increased by $1 million as net purchases of fixed-maturity securities offset the continuing effects of the low interest rate environment. Higher dividend income reflected rising dividend rates and net purchases of equity securities in recent quarters.

Investments Results

(Dollars in millions)	Three months ended March 31,
	2019	2018	% Change
Total investment income, net of expenses	$157	$150	5
Investment interest credited to contract holders'	(24)	(24)	0
Investment gains and losses, net	663	(191)	nm
Investments profit, pretax	$796	$(65)	nm

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

(Dollars in millions)	% Yield	Principal redemptions
At March 31, 2019
Fixed-maturity pretax yield profile:
Expected to mature during the remainder of 2019	5.50	$439
Expected to mature during 2020	4.62	670
Expected to mature during 2021	4.34	987
Average yield and total expected maturities from the remainder of 2019 through 2021	4.68	$2,096

Cincinnati Financial Corporation First-Quarter 2019 10-Q

The table below shows the average pretax yield-to-amortized cost for fixed-maturity securities acquired during the periods indicated. The average yield for total fixed-maturity securities acquired during the first three months of 2019 was higher than the 4.20% average yield-to-amortized cost of the fixed-maturity securities portfolio at the end of 2018. Our fixed-maturity portfolio's average yield of 4.15% for the first three months of 2019, from the investment income table below, was lower than that yield for the year-end 2018 fixed-maturities portfolio.

	Three months ended March 31,
	2019	2018
Average pretax yield-to-amortized cost on new fixed-maturities:
Acquired taxable fixed-maturities	4.99%	4.11%
Acquired tax-exempt fixed-maturities	3.52	3.32
Average total fixed-maturities acquired	4.79	4.02

While our bond portfolio more than covers our insurance reserve liabilities, we believe our diversified common stock portfolio of mainly blue chip, dividend-paying companies represents one of our best investment opportunities for the long term. We discussed our portfolio strategies in our 2018 Annual Report on Form 10-K, Item 1, Investments Segment, Page 26, and Item 7, Investments Outlook, Page 91. We discuss risks related to our investment income and our fixed-maturity and equity investment portfolios in this quarterly report Item 3, Quantitative and Qualitative Disclosures About Market Risk.

The table below provides details about investment income. Average yields in this table are based on the average invested asset and cash amounts indicated in the table, using fixed-maturity securities valued at amortized cost and all other securities at fair value.

(Dollars in millions)	Three months ended March 31,
	2019	2018	% Change
Investment income:
Interest	$111	$110	1
Dividends	46	42	10
Other	3	1	200
Less investment expenses	3	3	0
Investment income, pretax	157	150	5
Less income taxes	24	23	4
Total investment income, after-tax	$133	$127	5

Investment returns:
Average invested assets plus cash and cash equivalents	$17,924	$17,242
Average yield pretax	3.50%	3.48%
Average yield after-tax	2.97	2.95
Effective tax rate	15.5	15.4

Fixed-maturity returns:
Average amortized cost	$10,689	$10,339
Average yield pretax	4.15%	4.26%
Average yield after-tax	3.46	3.56
Effective tax rate	16.7	16.3

Cincinnati Financial Corporation First-Quarter 2019 10-Q

Total Investment Gains and Losses
Investment gains and losses are recognized on the sales of investments, for certain changes in fair values of securities even though we continue to hold the securities or as otherwise required by GAAP. The change in fair value for equity securities still held are included in investment gains and losses and also in net income. The change in unrealized gains or losses for fixed-maturity securities are included as a component of other comprehensive income (OCI). Accounting requirements for other-than-temporary impairment (OTTI) charges for the fixed-maturity portfolio are disclosed in our 2018 Annual Report on Form 10-K, Item 8, Note 1, Summary of Significant Accounting Policies, Page 128.

The table below summarizes total investment gains and losses, before taxes.

(Dollars in millions)	Three months ended March 31,
	2019	2018
Investment gains and losses:
Equity securities:
Investment gains and losses on securities sold, net	$4	$3
Unrealized gains and losses on securities still held, net	652	(198)
Subtotal	656	(195)
Fixed maturities:
Gross realized gains	2	4
Other	5	—
Total investment gains and losses reported in net income	663	(191)
Change in unrealized investment gains and losses:
Fixed maturities	242	(221)
Total unrealized investment gains and losses reported in OCI	242	(221)
Total	$905	$(412)

Of the 3,746 fixed-maturity securities in the portfolio, no securities were trading below 70% of amortized cost at March 31, 2019. Our asset impairment committee regularly monitors the portfolio, including a quarterly review of the entire portfolio for potential OTTI charges. We believe that if liquidity in the markets were to significantly deteriorate or economic conditions were to significantly weaken, we could experience declines in portfolio values and possibly additional OTTI charges.

We had no OTTI charges for either the first three months of 2019 or the first three months of 2018.

OTHER
We report as Other the noninvestment operations of the parent company and a noninsurance subsidiary, CFC Investment Company. We also report as Other the underwriting results of Cincinnati Re, our reinsurance assumed operation, and MSP, which was acquired on February 28, 2019. Underwriting results in the table below for Cincinnati Re and MSP include earned premiums, loss and loss expenses and underwriting expenses.

Total revenues for the first three months of 2019 for our Other operations increased, compared with the same period of 2018, primarily due to earned premiums from Cincinnati Re and MSP, which each increased by $11 million. Total expenses for Other increased for the first three months of 2019, primarily due to more losses and loss expenses from Cincinnati Re.

Other loss in the table below represents losses before income taxes. For both periods shown, Other loss resulted largely from interest expense from debt of the parent company.

Cincinnati Financial Corporation First-Quarter 2019 10-Q

(Dollars in millions)	Three months ended March 31,
	2019	2018	% Change
Interest and fees on loans and leases	$2	$1	100
Earned premiums	50	29	72
Total revenues	52	30	73
Interest expense	13	13	0
Loss and loss expenses	26	13	100
Underwriting expenses	16	11	45
Operating expenses	8	4	100
Total expenses	63	41	54
Other loss	$(11)	$(11)	0

TAXES
We had $172 million of income tax expense for the three months ended March 31, 2019, compared with an income tax benefit of $19 million for the same period of 2018. The effective tax rate for the three months ended March 31, 2019, was 19.8% compared with 38.0% for the same period last year. The change in our effective tax rate between years was primarily due to a large net investment gain included in income for 2019 versus a net investment loss included in income for the prior-year period.

Historically, we have pursued a strategy of investing some portion of cash flow in tax-advantaged fixed-maturity and equity securities to minimize our overall tax liability and maximize after-tax earnings. See Tax-Exempt Fixed Maturities in this quarterly report Item 3, Quantitative and Qualitative Disclosures About Market Risk for further discussion on municipal bond purchases in our fixed-maturity investment portfolio. For our property casualty insurance subsidiaries, approximately 75% of interest from tax-advantaged fixed-maturity investments and approximately 40% of dividends from qualified equities are exempt from federal tax after applying proration from the 1986 Tax Reform Act. Our noninsurance companies own an immaterial amount of tax-advantaged fixed-maturity investments. For our noninsurance companies, the dividend received deduction exempts 50% of dividends from qualified equities. Our life insurance company does not own tax-advantaged fixed-maturity investments or equities subject to the dividend received deduction. Details about our effective tax rate are in this quarterly report Item 1, Note 9 – Income Taxes.

Cincinnati Financial Corporation First-Quarter 2019 10-Q

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2019, shareholders’ equity was $8.630 billion, compared with $7.833 billion at December 31, 2018. Total debt was $820 million at March 31, 2019, unchanged from December 31, 2018. At March 31, 2019, cash and cash equivalents totaled $802 million, compared with $784 million at December 31, 2018.

SOURCES OF LIQUIDITY

Subsidiary Dividends
Our lead insurance subsidiary declared dividends of $200 million to the parent company in the first three months of 2019, compared with $100 million for the same period of 2018. For full-year 2018, subsidiary dividends declared totaled $500 million. State of Ohio regulatory requirements restrict the dividends our insurance subsidiary can pay. For full-year 2019, total dividends that our insurance subsidiary could pay to our parent company without regulatory approval are approximately $626 million. We do not expect MSP to pay a dividend to the parent company during 2019.

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

For a discussion of our historic investment strategy, portfolio allocation and quality, see our 2018 Annual Report on Form 10-K, Item 1, Investments Segment, Page 26.

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

The table below shows a summary of operating cash flow for property casualty insurance (direct method):

(Dollars in millions)	Three months ended March 31,
	2019	2018	% Change
Premiums collected	$1,349	$1,269	6
Loss and loss expenses paid	(824)	(714)	(15)
Commissions and other underwriting expenses paid	(514)	(519)	1
Cash flow from underwriting	11	36	(69)
Investment income received	113	108	5
Cash flow from operations	$124	$144	(14)

Collected premiums for property casualty insurance rose $80 million during the first three months of 2019, compared with the same period in 2018. Loss and loss expenses paid for the 2019 period increased $110 million. Commissions and other underwriting expenses paid decreased $5 million, primarily due to higher commissions paid to agencies, reflecting the increase in collected premiums.

We discuss our future obligations for claims payments and for underwriting expenses in our 2018 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 97, and Other Commitments also on Page 97.

Cincinnati Financial Corporation First-Quarter 2019 10-Q

Capital Resources
At March 31, 2019, our debt-to-total-capital ratio was 8.7%, with $788 million in long-term debt and $32 million in borrowing on our revolving short-term line of credit. That line of credit had a $32 million balance at December 31, 2018. At March 31, 2019, $268 million was available for future cash management needs as part of the general provisions of the line of credit agreement, with another $300 million available as part of an accordion feature. Based on our capital requirements at March 31, 2019, during the remainder of the year we do not anticipate a material increase in debt levels exceeding the available line of credit amount. As a result, we expect changes in our debt-to-total-capital ratio to continue to be largely a function of the contribution of unrealized investment gains or losses to shareholders’ equity. As part of our MSP acquisition, on February 25, 2019, we entered into an unsecured letter of credit agreement in the amount of $238 million to provide a portion of the capital needed to support its obligations at Lloyd’s.

We provide details of our three long-term notes in this quarterly report Item 1, Note 3 – Fair Value Measurements. None of the notes are encumbered by rating triggers.

Four independent ratings firms award insurer financial strength ratings to our property casualty insurance companies and three firms rate our life insurance company. Those firms made no changes to our parent company debt ratings during the first three months of 2019. Our debt ratings are discussed in our 2018 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, Other Sources of Liquidity, Page 95.

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

Contractual Obligations
We estimated our future contractual obligations as of December 31, 2018, in our 2018 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 97. There have been no material changes to our estimates of future contractual obligations since our 2018 Annual Report on Form 10-K.

Other Commitments
In addition to our contractual obligations, we have other property casualty operational commitments.

•
Commissions – Commissions paid were $350 million in the first three months of 2019. Commission payments generally track with written premiums, except for annual profit-sharing commissions typically paid during the first quarter of the year.

•
Other underwriting expenses – Many of our underwriting expenses are not contractual obligations, but reflect the ongoing expenses of our business. Noncommission underwriting expenses paid were $164 million in the first three months of 2019.

•
Technology costs – In addition to contractual obligations for hardware and software, we anticipate capitalizing up to $7 million in spending for key technology initiatives in 2019. Capitalized development costs related to key technology initiatives were $2 million in the first three months of 2019. These activities are conducted at our discretion, and we have no material contractual obligations for activities planned as part of these projects.

•	Funds at Lloyd's – From time to time, we may be required to meet certain cash funding requirements on behalf of MSP. In March, 2019, we paid $35 million to Lloyd’s.

There were no contributions to our qualified pension plan during the first three months of 2019.

Cincinnati Financial Corporation First-Quarter 2019 10-Q

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

Uses of Capital
Uses of cash to enhance shareholder return include dividends to shareholders. In February 2019, the board of directors declared regular quarterly cash dividends of 56 cents per share for an indicated annual rate of $2.24 per share. During the first three months of 2019, we used $85 million to pay cash dividends to shareholders.

PROPERTY CASUALTY INSURANCE LOSS AND LOSS EXPENSE RESERVES
For the business lines in the commercial and personal lines insurance segments, and in total for the excess and surplus lines insurance segment and other property casualty insurance operations, the following table details gross reserves among case, IBNR (incurred but not reported) and loss expense reserves, net of salvage and subrogation reserves. Reserving practices are discussed in our 2018 Annual Report on Form 10-K, Item 7, Property Casualty Insurance Loss and Loss Expense Obligations and Reserves, Page 98.

Total gross reserves at March 31, 2019, increased $240 million compared with December 31, 2018. Case loss reserves for losses increased $124 million, IBNR loss reserves increased by $119 million and loss expense reserves decreased by $3 million. The total gross increase was driven by the inclusion of reserves for recently-acquired MSP.

Cincinnati Financial Corporation First-Quarter 2019 10-Q

Property Casualty Gross Reserves

(Dollars in millions)	Loss reserves		Loss expense reserves	Total gross reserves
	Case reserves	IBNR reserves			Percent of total
At March 31, 2019
Commercial lines insurance:
Commercial casualty	$918	$660	$606	$2,184	37.1%
Commercial property	248	32	60	340	5.8
Commercial auto	392	164	135	691	11.7
Workers' compensation	385	541	93	1,019	17.3
Other commercial	101	7	72	180	3.1
Subtotal	2,044	1,404	966	4,414	75.0
Personal lines insurance:
Personal auto	228	60	73	361	6.1
Homeowner	164	24	34	222	3.8
Other personal	49	57	5	111	1.9
Subtotal	441	141	112	694	11.8
Excess and surplus lines insurance	119	96	88	303	5.1
Cincinnati Re	46	162	2	210	3.6
MSP	198	65	2	265	4.5
Total	$2,848	$1,868	$1,170	$5,886	100.0%
At December 31, 2018
Commercial lines insurance:
Commercial casualty	$981	$647	$604	$2,232	39.5%
Commercial property	270	12	60	342	6.1
Commercial auto	402	152	141	695	12.3
Workers' compensation	384	542	92	1,018	18.0
Other commercial	99	7	73	179	3.2
Subtotal	2,136	1,360	970	4,466	79.1
Personal lines insurance:
Personal auto	240	50	72	362	6.3
Homeowner	152	9	40	201	3.6
Other personal	46	65	5	116	2.1
Subtotal	438	124	117	679	12.0
Excess and surplus lines insurance	118	96	84	298	5.3
Cincinnati Re	32	169	2	203	3.6
Total	$2,724	$1,749	$1,173	$5,646	100.0%

LIFE POLICY AND INVESTMENT CONTRACT RESERVES
Gross life policy and investment contract reserves were $2.784 billion at March 31, 2019, compared with $2.779 billion at year-end 2018, reflecting continued growth in life insurance policies in force. We discuss our life insurance reserving practices in our 2018 Annual Report on Form 10-K, Item 7, Life Insurance Policyholder Obligations and Reserves, Page 104.

Cincinnati Financial Corporation First-Quarter 2019 10-Q

OTHER MATTERS

SIGNIFICANT ACCOUNTING POLICIES
Our significant accounting policies are discussed in our 2018 Annual Report on Form 10-K, Item 8, Note 1, Summary of Significant Accounting Policies, Page 128, and updated in this quarterly report Item 1, Note 1, Accounting Policies.

In conjunction with those discussions, in the Management’s Discussion and Analysis in the 2018 Annual Report on Form 10-K, management reviewed the estimates and assumptions used to develop reported amounts related to the most significant policies. Management discussed the development and selection of those accounting estimates with the audit committee of the board of directors.

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

Our view of potential risks and our sensitivity to such risks is discussed in our 2018 Annual Report on Form 10-K, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, Page 113.

The fair value of our investment portfolio was $17.593 billion at March 31, 2019, up $984 million from year-end 2018, including a $333 million increase in the fixed-maturity portfolio and a $651 million increase in the equity portfolio.

(Dollars in millions)	At March 31, 2019				At December 31, 2018
	Cost or amortized cost	Percent of total	Fair value	Percent of total	Cost or amortized cost	Percent of total	Fair value	Percent of total
Taxable fixed maturities	$7,009	49.7%	$7,167	40.7%	$6,920	49.4%	$6,926	41.7%
Tax-exempt fixed maturities	3,725	26.4	3,855	21.9	3,723	26.6	3,763	22.6
Common equity securities	3,208	22.7	6,381	36.3	3,195	22.8	5,742	34.6
Nonredeemable preferred equity securities	173	1.2	190	1.1	173	1.2	178	1.1
Total	$14,115	100.0%	$17,593	100.0%	$14,011	100.0%	$16,609	100.0%

At March 31, 2019, our consolidated investment portfolio included $5 million of assets for which values are based on prices or valuation techniques that require significant management judgment (Level 3 assets). This represented less than 1% of investment portfolio assets measured at fair value. See Item 1, Note 3, Fair Value Measurements, for additional discussion of our valuation techniques. We have generally obtained and evaluated two nonbinding quotes from brokers; then, our investment professionals determined our best estimate of fair value. These investments include private placements, small issues and various thinly traded securities.

In addition to our investment portfolio, the total investments amount reported in our condensed consolidated balance sheets includes Other invested assets. Other invested assets included $33 million of life policy loans, $143 million in Lloyd's deposits, $68 million of private equity investments and $27 million of real estate through direct property ownership and development projects in the United States at March 31, 2019.

Cincinnati Financial Corporation First-Quarter 2019 10-Q

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

In the first three months of 2019, the increase in fair value of our fixed-maturity portfolio reflected both net purchases of securities and an increase in net unrealized gains, primarily due to a decrease in interest rates and a narrowing of corporate credit spreads. At March 31, 2019, our fixed-maturity portfolio with an average rating of A2/A was valued at 102.7% of its amortized cost, compared with 100.4% at December 31, 2018.

At March 31, 2019, our investment-grade and noninvestment-grade fixed-maturity securities represented 86.8% and 2.5% of the portfolio, respectively. The remaining 10.7% represented fixed-maturity securities that were not rated by Moody's or S&P Global Ratings.

Attributes of the fixed-maturity portfolio include:

	At March 31, 2019		At December 31, 2018
Weighted average yield-to-amortized cost	4.16%		4.20%
Weighted average maturity	7.6	yrs	7.6	yrs
Effective duration	5.1	yrs	5.2	yrs

We discuss maturities of our fixed-maturity portfolio in our 2018 Annual Report on Form 10-K, Item 8, Note 2, Investments, Page 137, and in this quarterly report Item 2, Investments Results.

Cincinnati Financial Corporation First-Quarter 2019 10-Q

TAXABLE FIXED MATURITIES
Our taxable fixed-maturity portfolio, with a fair value of $7.167 billion at March 31, 2019, included:

(Dollars in millions)	At March 31, 2019	At December 31, 2018
Investment-grade corporate	$5,623	$5,464
States, municipalities and political subdivisions	564	541
Government sponsored enterprises	302	310
Commercial mortgage backed securities	297	288
Nonivestment-grade corporate	265	246
United States government	100	67
Foreign government	16	10
Total	$7,167	$6,926

Our strategy is to buy, and typically hold, fixed-maturity investments to maturity, but we monitor credit profiles and fair value movements when determining holding periods for individual securities. With the exception of United States agency issues that include government-sponsored enterprises, no individual issuer’s securities accounted for more than 1.3% of the taxable fixed-maturity portfolio at March 31, 2019. Our investment-grade corporate bonds had an average rating of Baa2 by Moody’s or BBB by S&P Global Ratings and represented 78.5% of the taxable fixed-maturity portfolio’s fair value at March 31, 2019, compared with 78.9% at year-end 2018.

The heaviest concentration in our investment-grade corporate bond portfolio, based on fair value at
March 31, 2019, was the financial sector. It represented 47.0% of our investment-grade corporate bond portfolio, compared with 47.1% at year-end 2018. No other sector exceeded 10% of our investment-grade corporate bond portfolio.

Our taxable fixed-maturity portfolio at March 31, 2019, included $297 million of commercial mortgage-backed securities with an average rating of Aa1/AA.

Cincinnati Financial Corporation First-Quarter 2019 10-Q

TAX-EXEMPT FIXED MATURITIES
At March 31, 2019, we had $3.855 billion of tax-exempt fixed-maturity securities with an average rating of Aa2/AA by Moody’s and S&P Global Ratings. We traditionally have purchased municipal bonds focusing on general obligation and essential services issues, such as water, waste disposal or others. The portfolio is well diversified among approximately 1,450 municipal bond issuers. No single municipal issuer accounted for more than 0.6% of the tax-exempt fixed-maturity portfolio at March 31, 2019.

INTEREST RATE SENSITIVITY ANALYSIS
Because of our strong surplus, long-term investment horizon and ability to hold most fixed-maturity investments until maturity, we believe the company is adequately positioned if interest rates were to rise. Although the fair values of our existing holdings may suffer, a higher rate environment would provide the opportunity to invest cash flow in higher-yielding securities, while reducing the likelihood of untimely redemptions of currently callable securities. While higher interest rates would be expected to continue to increase the number of fixed-maturity holdings trading below 100% of amortized cost, we believe lower fixed-maturity security values due solely to interest rate changes would not signal a decline in credit quality. We continue to manage the portfolio with an eye toward both meeting current income needs and managing interest rate risk.

Our dynamic financial planning model uses analytical tools to assess market risks. As part of this model, the effective duration of the fixed-maturity portfolio is continually monitored by our investment department to evaluate the theoretical impact of interest rate movements.

The table below summarizes the effect of hypothetical changes in interest rates on the fair value of the fixed-maturity portfolio:

(Dollars in millions)	Effect from interest rate change in basis points
	-200	-100	-	100	200
At March 31, 2019	$12,117	$11,570	$11,022	$10,451	$9,894
At December 31, 2018	$11,793	$11,245	$10,689	$10,121	$9,576

The effective duration of the fixed-maturity portfolio as of March 31, 2019, was 5.1 years, down from 5.2 years at year-end 2018. The above table is a theoretical presentation showing that an instantaneous, parallel shift in the yield curve of 100 basis points could produce an approximately 5.1% change in the fair value of the fixed-maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value are to changes in the general level of interest rates, exclusive of call features. The fair values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.

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

Cincinnati Financial Corporation First-Quarter 2019 10-Q

EQUITY INVESTMENTS
Our equity investments, with a fair value totaling $6.571 billion at March 31, 2019, included $6.381 billion of common stock securities of companies generally with strong indications of paying and growing their dividends. Other criteria we evaluate include increasing sales and earnings, proven management and a favorable outlook. We believe our equity investment style is an appropriate long-term strategy. While our long-term financial position would be affected by prolonged changes in the market valuation of our investments, we believe our strong surplus position and cash flow provide a cushion against short-term fluctuations in valuation. Continued payment of cash dividends by the issuers of our common equity holdings can provide a floor to their valuation.

The table below summarizes the effect of hypothetical changes in market prices on fair value of our equity portfolio.

(Dollars in millions)	Effect from market price change in percent
	-30%	-20%	-10%	—	10%	20%	30%
At March 31, 2019	$4,600	$5,257	$5,914	$6,571	$7,228	$7,885	$8,542
At December 31, 2018	$4,144	$4,736	$5,328	$5,920	$6,512	$7,104	$7,696

At March 31, 2019, Microsoft Corporation (Nasdaq:MSFT) was our largest single common stock holding with a fair value of $296 million, or 4.6% of our publicly traded common stock portfolio and 1.7% of the total investment portfolio. Thirty-five holdings among nine different sectors each had a fair value greater than $100 million.

Common Stock Portfolio Industry Sector Distribution

	Percent of common stock portfolio
	At March 31, 2019		At December 31, 2018
	Cincinnati Financial	S&P 500 Industry Weightings	Cincinnati Financial	S&P 500 Industry Weightings
Sector:
Information technology	22.5%	21.2%	20.9%	20.1%
Financial	14.3	12.7	15.6	13.3
Healthcare	13.4	14.6	14.9	15.6
Industrials	13.2	9.5	12.5	9.2
Consumer discretionary	10.8	10.2	10.5	10.0
Energy	7.0	5.4	6.7	5.3
Consumer staples	5.9	7.3	5.6	7.4
Materials	4.7	2.6	4.9	2.7
Telecomm services	3.2	10.1	3.5	10.1
Utilities	2.6	3.3	2.7	3.3
Real Estate	2.4	3.1	2.2	3.0
Total	100.0%	100.0%	100.0%	100.0%

Cincinnati Financial Corporation First-Quarter 2019 10-Q

UNREALIZED INVESTMENT GAINS AND LOSSES
At March 31, 2019, unrealized investment gains before taxes for the fixed-maturity portfolio totaled
$320 million and unrealized investment losses amounted to $32 million before taxes.

The $288 million net unrealized gain position in our fixed-maturity portfolio at March 31, 2019, increased in the first three months of 2019, primarily due to a decrease in interest rates and a narrowing of corporate credit spreads. The net gain position for our current fixed-maturity holdings will naturally decline over time as individual securities mature. In addition, changes in interest rates can cause rapid, significant changes in fair values of fixed-maturity securities and the net gain position, as discussed in Quantitative and Qualitative Disclosures About Market Risk.

For federal income tax purposes, taxes on gains from appreciated investments generally are not due until securities are sold. We believe that the appreciated value of equity securities, compared with the cost of securities that is generally used as a tax basis, is a useful measure to help evaluate how fair value can change over time. On this basis, the net unrealized investment gains at March 31, 2019, consisted of a net gain position in our equity portfolio of $3.190 billion. Events or factors such as economic growth or recession can affect the fair value and unrealized investment gains of our equity securities. The five largest holdings in our common stock portfolio were Microsoft Corporation (Nasdaq:MSFT), Apple Inc. (Nasdaq:AAPL), JP Morgan Chase & Co. (NYSE:JPM), Cisco Systems (Nasdaq:SCO) and BlackRock Inc. (NYSE:BLK), which had a combined fair value of $1.182 billion.

Unrealized Investment Losses
We expect the number of fixed-maturity securities trading below amortized cost to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, amortized costs for some securities are revised through OTTI recognized in prior periods. At March 31, 2019, 426 of the 3,746 fixed-maturity securities we owned had fair values below amortized cost, compared with 1,262 of the 3,606 securities we owned at year-end 2018. The 426 holdings with fair values below cost or amortized cost at March 31, 2019, represented 18.2% of the fair value of our fixed-maturity investment portfolio and $32 million in unrealized losses.

•
420 of the 426 holdings had fair value between 90% and 100% of amortized cost at March 31, 2019. These primarily consist of securities whose current valuation is largely the result of interest rate factors. The fair value of these 420 securities was $1.542 billion, and they accounted for $29 million in unrealized losses.

•
6 of the 426 fixed-maturity holdings had fair value between 70% and 90% of amortized cost at March 31, 2019. We believe the six fixed-maturity securities will continue to pay interest and ultimately pay principal upon maturity. The issuers of these six securities have strong cash flow to service their debt and meet their contractual obligation to make principal payments. The fair value of these securities was $14 million, and they accounted for $3 million in unrealized losses.

•	There were no fixed-maturity securities with a fair value below 70% of amortized cost at March 31, 2019.

Cincinnati Financial Corporation First-Quarter 2019 10-Q

The table below reviews fair values and unrealized losses by investment category and by the overall duration of the securities’ continuous unrealized loss position.

(Dollars in millions)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At March 31, 2019	value	losses	value	losses	value	losses
Fixed maturity securities:
Corporate	$343	$5	$685	$20	$1,028	$25
States, municipalities and political subdivisions	10	—	237	3	247	3
Government-sponsored enterprises	7	—	204	3	211	3
Commercial mortgage-backed securities	2	—	45	1	47	1
United States government	—	—	23	—	23	—
Total	$362	$5	$1,194	$27	$1,556	$32
At December 31, 2018
Fixed maturity securities:
Corporate	$2,082	$51	$501	$36	$2,583	$87
States, municipalities and political subdivisions	823	18	340	13	1,163	31
Government-sponsored enterprises	49	1	211	6	260	7
Commercial mortgage-backed	77	—	64	2	141	2
United States government	—	—	33	1	33	1
Total	$3,031	$70	$1,149	$58	$4,180	$128

At March 31, 2019, 358 fixed-maturity securities with a total unrealized loss of $27 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity securities had a fair value below 70% of amortized cost; six fixed-maturity securities with a fair value of $14 million had a fair value from 70% to less than 90% of amortized cost and accounted for $3 million in unrealized losses; and 352 fixed-maturity securities with a fair value of $1.180 billion had fair values from 90% to less than 100% of amortized cost and accounted for $24 million in unrealized losses.

At March 31, 2019, applying our invested asset impairment policy, we determined that the total of $27 million, for securities in an unrealized loss position for 12 months or more in the table above, was not other-than-temporarily impaired.

During the first three months of 2019, no securities were written down through an impairment charge. Similarly, OTTI resulted in no noncash charges for the three months ended March 31, 2018.

During full-year 2018, we wrote down one security and recorded $5 million in OTTI charges. At December 31, 2018, 400 fixed-maturity investments with a total unrealized loss of $58 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity investments had fair values below 70% of amortized cost.

Cincinnati Financial Corporation First-Quarter 2019 10-Q

The following table summarizes the investment portfolio by severity of decline:

(Dollars in millions)	Number of issues	Cost or amortized cost	Fair value	Gross unrealized gain (loss)	Gross investment income
At March 31, 2019
Taxable fixed maturities:
Fair valued below 70% of amortized cost	—	$—	$—	$—	$—
Fair valued at 70% to less than 100% of amortized cost	333	1,401	1,372	(29)	13
Fair valued at 100% and above of amortized cost	1,409	5,608	5,795	187	66
Investment income on securities sold in current year	—	—	—	—	2
Total	1,742	7,009	7,167	158	81
Tax-exempt fixed maturities:
Fair valued below 70% of amortized cost	—	—	—	—	—
Fair valued at 70% to less than 100% of amortized cost	93	187	184	(3)	1
Fair valued at 100% and above of amortized cost	1,911	3,538	3,671	133	29
Investment income on securities sold in current year	—	—	—	—	—
Total	2,004	3,725	3,855	130	30
Fixed-maturities summary:
Fair valued below 70% of cost or amortized cost	—	—	—	—	—
Fair valued at 70% to less than 100% of cost or amortized cost	426	1,588	1,556	(32)	14
Fair valued at 100% and above of cost or amortized cost	3,320	9,146	9,466	320	95
Investment income on securities sold in current year	—	—	—	—	2
Total	3,746	$10,734	$11,022	$288	$111

At December 31, 2018
Fixed-maturities summary:
Fair valued below 70% of cost or amortized cost	—	$—	$—	$—	$—
Fair valued at 70% to less than 100% of cost or amortized cost	1,262	4,308	4,180	(128)	147
Fair valued at 100% and above of cost or amortized cost	2,344	6,335	6,509	174	269
Investment income on securities sold in current year	—	—	—	—	28
Total	3,606	$10,643	$10,689	$46	$444

See our 2018 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Asset Impairment, Page 58.

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures – The company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)).

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company’s management, with the participation of the company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of March 31, 2019. Based upon that evaluation, the company’s chief executive officer and chief financial officer concluded that the design and operation of the company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure:

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

Cincinnati Financial Corporation First-Quarter 2019 10-Q

Changes in Internal Control over Financial Reporting – During the three months ended March 31, 2019, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On February 28, 2019, we completed the acquisition of MSP. MSP's existing disclosure controls and procedures supported our financial reporting as of March 31, 2019. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we have elected to exclude MSP from our evaluation as permitted under SEC rules. We are currently in the process of evaluating and integrating MSP's internal controls over financial reporting with ours. We expect to complete this integration by December 31, 2019.

Part II – Other Information
Item 1.    Legal Proceedings
Neither the company nor any of our subsidiaries are involved in any litigation believed to be material other than ordinary, routine litigation incidental to the nature of our business.

Item 1A.    Risk Factors
Our risk factors have not changed materially since they were described in our 2018 Annual Report on Form 10-K filed February 22, 2019, and are incorporated herein by reference, except we no longer have risks or uncertainties associated with the timely or successful completion of the acquisition of MSP Underwriting Limited. This transaction was completed as reported on Form 8-K filed February 28, 2019.

Cincinnati Financial Corporation First-Quarter 2019 10-Q

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any of our shares that were not registered under the Securities Act during the first three months of 2019. Our repurchase program was expanded on October 22, 2007, to increase our repurchase authorization to approximately 13 million shares. Our repurchase program does not have an expiration date. On January 26, 2018, an additional 15 million shares were authorized, resulting in 15,476,785 shares available for purchase under our programs at March 31, 2019.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1-31, 2019	—	$—	—	15,476,785
February 1-28, 2019	—	—	—	15,476,785
March 1-31, 2019	—	—	—	15,476,785
Totals	—	—	—

Cincinnati Financial Corporation First-Quarter 2019 10-Q

Item 6.    Exhibits

Exhibit No.	Exhibit Description
3.1
Amended and Restated Articles of Incorporation of Cincinnati Financial Corporation (incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, Exhibit 3.1)

3.2
Amended and Restated Code of Regulations of Cincinnati Financial Corporation, as of May 5, 2018 (incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, Exhibit 3.2)

10.1
Third Amendment of the Amended and Restated Credit Agreement by and among Cincinnati Financial Corporation, CFC Investment Company, PNC Bank, N.A., as Administrative Agent, PNC Capital Markets, LLC, as Sole Bookrunner and Joint Lead Arranger, Fifth Third Bank, N.A. as Joint Lead Arranger and Syndication Agent, The Huntington National Bank and U.S. Bank, N.A. as Documentation Agents, dated February 4, 2019 (incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated February 6, 2019)

10.2
Fourth Amendment of the Amended and Restated Credit Agreement by and among Cincinnati Financial Corporation, CFC Investment Company, PNC Bank, N.A., as Administrative Agent, PNC Capital Markets, LLC, as Sole Bookrunner and Joint Lead Arranger, Fifth Third Bank, N.A. as Joint Lead Arranger and Syndication Agent, The Huntington National Bank and U.S. Bank, N.A. as Documentation Agents, dated February 26, 2019 (incorporated by reference to Exhibit 10.6 filed with the company’s Current Report on Form 8-K dated February 28, 2019)

10.3
Letter of Credit Facility Agreement by and between Cincinnati Financial Corporation, as Borrower, and The Bank of Nova Scotia, as Bank, dated February 25, 2019 (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated February 28, 2019)

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

Cincinnati Financial Corporation First-Quarter 2019 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINCINNATI FINANCIAL CORPORATION
Date: April 24, 2019

/S/ Michael J. Sewell
Michael J. Sewell, CPA
Chief Financial Officer, Senior Vice President and Treasurer
(Principal Accounting Officer)

Cincinnati Financial Corporation First-Quarter 2019 10-Q