Form 10-Q
period 2019-06-30
CINCINNATI FINANCIAL CORP
filed 2019-07-30
CIK 20286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
 (Mark one)
☑       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2019.
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
☑Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, a smaller reporting company or an emerging growth company. See definition of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.
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
☐Yes ☑ No
As of July 24, 2019, there were 163,336,240 shares of common stock outstanding.

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED June 30, 2019

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

Part I – Financial Information
Item 1.    Financial Statements (unaudited)

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

(Dollars in millions, except per share data)	June 30,	December 31,
	2019	2018
Assets
Investments
Fixed maturities, at fair value (amortized cost: 2019—$10,832; 2018—$10,643)	$11,320	$10,689
Equity securities, at fair value (cost: 2019—$3,471; 2018—$3,368)	7,012	5,920
Other invested assets	271	123
Total investments	18,603	16,732
Cash and cash equivalents	803	784
Investment income receivable	130	132
Finance receivable	76	71
Premiums receivable	1,913	1,644
Reinsurance recoverable	515	484
Prepaid reinsurance premiums	70	44
Deferred policy acquisition costs	786	738
Land, building and equipment, net, for company use (accumulated depreciation: 2019—$267; 2018—$265)	207	195
Other assets	375	308
Separate accounts	859	803
Total assets	$24,337	$21,935

Liabilities
Insurance reserves
Loss and loss expense reserves	$6,009	$5,707
Life policy and investment contract reserves	2,798	2,779
Unearned premiums	2,896	2,516
Other liabilities	828	804
Deferred income tax	932	627
Note payable	37	32
Long-term debt and lease obligations	847	834
Separate accounts	859	803
Total liabilities	15,206	14,102

Commitments and contingent liabilities (Note 12)

Shareholders' Equity
Common stock, par value—$2 per share; (authorized: 2019 and 2018—500 million shares; issued: 2019 and 2018—198.3 million shares)	397	397
Paid-in capital	1,286	1,281
Retained earnings	8,566	7,625
Accumulated other comprehensive income	364	22
Treasury stock at cost (2019—35.0 million shares and 2018—35.5 million shares)	(1,482)	(1,492)
Total shareholders' equity	9,131	7,833
Total liabilities and shareholders' equity	$24,337	$21,935

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Income

(Dollars in millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenues
Earned premiums	$1,384	$1,294	$2,717	$2,554
Investment income, net of expenses	160	154	317	304
Investment gains and losses, net	364	105	1,027	(86)
Fee revenues	3	4	7	8
Other revenues	2	1	4	2
Total revenues	1,913	1,558	4,072	2,782
Benefits and Expenses
Insurance losses and contract holders' benefits	936	883	1,796	1,737
Underwriting, acquisition and insurance expenses	430	395	841	798
Interest expense	13	13	26	26
Other operating expenses	4	3	12	7
Total benefits and expenses	1,383	1,294	2,675	2,568
Income Before Income Taxes	530	264	1,397	214
Provision (Benefit) for Income Taxes
Current	28	33	56	61
Deferred	74	14	218	(33)
Total provision for income taxes	102	47	274	28
Net Income	$428	$217	$1,123	$186
Per Common Share
Net income—basic	$2.62	$1.33	$6.89	$1.13
Net income—diluted	2.59	1.32	6.81	1.12

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net Income	$428	$217	$1,123	$186
Other Comprehensive Income (Loss)
Change in unrealized gains on investments, net of tax (benefit) of $43, ($18), $93 and ($64), respectively	157	(62)	349	(237)
Amortization of pension actuarial loss and prior service cost, net of tax of $0, $0, $0 and $0, respectively	1	1	1	1
Change in life deferred acquisition costs, life policy reserves and other, net of tax (benefit) of ($1), $1, ($2) and $2, respectively	(4)	1	(8)	6
Other comprehensive income (loss)	154	(60)	342	(230)
Comprehensive Income (Loss)	$582	$157	$1,465	$(44)

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Common Stock
Beginning of period	$397	$397	$397	$397
Share-based awards	—	—	—	—
End of period	397	397	397	397

Paid-In Capital
Beginning of period	1,277	1,258	1,281	1,265
Share-based awards	1	—	(13)	(17)
Share-based compensation	7	7	16	16
Other	1	1	2	2
End of period	1,286	1,266	1,286	1,266

Retained Earnings
Beginning of period	8,229	7,565	7,625	5,180
Cumulative effect of change in accounting for equity securities as of January 1, 2018	—	—	—	2,503
Adjusted beginning of year	8,229	7,565	7,625	7,683
Net income	428	217	1,123	186
Dividends declared (per share of $0.56, $0.53, $1.12 and $1.06, respectively)	(91)	(86)	(182)	(173)
End of period	8,566	7,696	8,566	7,696

Accumulated Other Comprehensive Income (Loss)
Beginning of period	210	115	22	2,788
Cumulative effect of change in accounting for equity securities as of January 1, 2018	—	—	—	(2,503)
Adjusted beginning of year	210	115	22	285
Other comprehensive income (loss)	154	(60)	342	(230)
End of period	364	55	364	55

Treasury Stock
Beginning of period	(1,483)	(1,389)	(1,492)	(1,387)
Share-based awards	3	2	16	16
Shares acquired - share repurchase authorization	—	(110)	—	(125)
Shares acquired - share-based compensation plans	(2)	(1)	(7)	(3)
Other	—	—	1	1
End of period	(1,482)	(1,498)	(1,482)	(1,498)

Total Shareholders' Equity	$9,131	$7,916	$9,131	$7,916

(In millions)
Common Stock - Shares Outstanding
Beginning of period	163.2	164.1	162.8	163.9
Share-based awards	0.1	0.1	0.5	0.5
Shares acquired - share repurchase authorization	—	(1.6)	—	(1.8)
End of period	163.3	162.6	163.3	162.6

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

(Dollars in millions)	Six months ended June 30,
	2019	2018
Cash Flows From Operating Activities
Net income	$1,123	$186
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36	32
Investment gains and losses, net	(1,022)	90
Share-based compensation	16	16
Interest credited to contract holders'	21	23
Deferred income tax expense	218	(33)
Changes in:
Investment income receivable	2	4
Premiums and reinsurance receivable	(231)	(129)
Deferred policy acquisition costs	(68)	(41)
Other assets	(47)	(14)
Loss and loss expense reserves	25	195
Life policy and investment contract reserves	52	47
Unearned premiums	292	174
Other liabilities	(8)	(85)
Current income tax receivable/payable	67	(1)
Net cash provided by operating activities	476	464
Cash Flows From Investing Activities
Sale of fixed maturities	52	5
Call or maturity of fixed maturities	625	674
Sale of equity securities	142	134
Purchase of fixed maturities	(765)	(905)
Purchase of equity securities	(212)	(149)
Investment in finance receivables	(17)	(16)
Collection of finance receivables	13	12
Investment in buildings and equipment	(13)	(9)
Change in other invested assets, net	(41)	(11)
Net cash used in investing activities	(216)	(265)
Cash Flows From Financing Activities
Payment of cash dividends to shareholders	(175)	(166)
Shares acquired - share repurchase authorization	—	(125)
Changes in note payable	5	37
Proceeds from stock options exercised	7	5
Contract holders' funds deposited	44	43
Contract holders' funds withdrawn	(93)	(88)
Other	(29)	(41)
Net cash used in financing activities	(241)	(335)
Net change in cash and cash equivalents	19	(136)
Cash and cash equivalents at beginning of year	784	657
Cash and cash equivalents at end of period	$803	$521
Supplemental Disclosures of Cash Flow Information:
Interest paid	$27	$26
Income taxes received (paid)	13	(60)
Noncash Activities
Conversion of securities	$—	$3
Equipment acquired under capital lease obligations	7	8
Cashless exercise of stock options	7	3
Other assets and other liabilities	28	28

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — Accounting Policies
The condensed consolidated financial statements include the accounts of Cincinnati Financial Corporation and its consolidated subsidiaries, each of which is wholly owned. These statements are presented in conformity with accounting principles generally accepted in the United States of America (GAAP). Effective February 28, 2019, the company acquired MSP Underwriting Limited, a London-based, global specialty underwriter. MSP was rebranded as Cincinnati Global Underwriting Ltd.SM (Cincinnati Global) effective May 1, 2019, reflecting its new identity as a subsidiary of the corporation. Refer to Note 14, Acquisition, for additional information. The interim condensed consolidated financial statements include Cincinnati Global's results for the period from February 28, 2019, through June 30, 2019. Foreign exchange rates related to Cincinnati Global's operations did not have a material impact to our condensed consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.

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

Our June 30, 2019, condensed consolidated financial statements are unaudited. We believe that we have made all adjustments, consisting only of normal recurring accruals, that are necessary for fair presentation. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our 2018 Annual Report on Form 10-K. The results of operations for interim periods do not necessarily indicate results to be expected for the full year.

Adopted Accounting Updates
ASU 2016-02, Leases (Topic 842)
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). The main provision of ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The effective date of ASU 2016-02 is for interim and annual reporting periods beginning after December 15, 2018. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 and ASU 2018-11, Targeted Improvements to Topic 842. ASU 2018-10 makes narrow-scope amendments to certain aspects of the new leasing standard while ASU 2018-11 provides relief from costs of implementing certain aspects of the new leasing standard.

The company adopted this ASU effective January 1, 2019, and it did not have a material impact on our company's consolidated financial position, cash flows or results of operations. As of June 30, 2019, this ASU resulted in recognizing a right-of-use asset and lease liability each for $15 million recorded in other assets and long-term debt and lease obligations line items, respectively, on our condensed consolidated balance sheets. The company has elected the practical expedient package for carrying forward historical lease classifications, not re-evaluating for embedded leases and not reassessing initial direct costs. The company also elected additional practical expedients to not recognize short-term leases on the balance sheet and to only combine lease and nonlease components for certain asset classes. We also elected not to restate prior periods. In support of our insurance operations, the company leases real estate properties which qualify as operating leases and also leases equipment and autos which qualify as finance leases. The lease term for real estate properties is typically five years while the term for equipment and autos is three to six years.

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

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

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

Pending Accounting Updates
ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. In addition, through June 2019, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, ASU 2019-04, Codification Improvements to Topic 326 and ASU 2019-05, Targeted Transition Relief. These ASU’s amend previous guidance on the impairment of financial instruments by adding an impairment model that allows an entity to recognize expected credit losses as an allowance rather than impairing as they are incurred. The new guidance is intended to reduce complexity of credit impairment models and result in a more timely recognition of expected credit losses. The guidance is effective for reporting periods beginning after December 15, 2019, and for most affected instruments must be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to beginning retained earnings. These ASU's have not yet been adopted; however, they are not expected to have a material impact on our company's consolidated financial position, cash flows or results of operations.

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

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

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

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

NOTE 2 – Investments
The following table provides cost or amortized cost, gross unrealized gains, gross unrealized losses and fair value for our fixed-maturity securities:

(Dollars in millions)	Cost or amortized cost	Gross unrealized		Fair value
At June 30, 2019		gains	losses
Fixed maturity securities:
Corporate	$5,815	$269	$13	$6,071
States, municipalities and political subdivisions	4,331	218	—	4,549
Commercial mortgage-backed	289	12	—	301
Government-sponsored enterprises	283	—	1	282
United States government	97	3	—	100
Foreign government	17	—	—	17
Total	$10,832	$502	$14	$11,320
At December 31, 2018
Fixed maturity securities:
Corporate	$5,712	$85	$87	$5,710
States, municipalities and political subdivisions	4,251	84	31	4,304
Commercial mortgage-backed	287	3	2	288
Government-sponsored enterprises	316	1	7	310
United States government	67	1	1	67
Foreign government	10	—	—	10
Total	$10,643	$174	$128	$10,689

The net unrealized investment gains in our fixed-maturity portfolio at June 30, 2019, are primarily the result of the continued low interest rate environment that increased the fair value of our fixed-maturity portfolio. Our commercial mortgage-backed securities had an average rating of Aa1/AA at June 30, 2019, and December 31, 2018. At June 30, 2019, Microsoft Corporation (Nasdaq:MSFT) was our largest single equity holding with a fair value of
$336 million, which was 4.9% of our publicly traded common equities portfolio and 1.8% of the total investment portfolio.

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

The table below provides fair values and gross unrealized losses by investment category and by the duration of the securities' continuous unrealized loss positions:

(Dollars in millions)	Less than 12 months		12 months or more		Total
At June 30, 2019	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
Corporate	$78	$2	$294	$11	$372	$13
States, municipalities and political subdivisions	13	—	21	—	34	—
Commercial mortgage-backed	—	—	5	—	5	—
Government-sponsored enterprises	7	—	117	1	124	1
United States government	5	—	4	—	9	—
Foreign government	1	—	—	—	1	—
Total	$104	$2	$441	$12	$545	$14
At December 31, 2018
Fixed maturity securities:
Corporate	$2,082	$51	$501	$36	$2,583	$87
States, municipalities and political subdivisions	823	18	340	13	1,163	31
Commercial mortgage-backed	77	—	64	2	141	2
Government-sponsored enterprises	49	1	211	6	260	7
United States government	—	—	33	1	33	1
Total	$3,031	$70	$1,149	$58	$4,180	$128

Contractual maturity dates for fixed-maturities investments were:

(Dollars in millions)	Amortized cost	Fair value	% of fair value
At June 30, 2019
Maturity dates:
Due in one year or less	$491	$496	4.4%
Due after one year through five years	3,004	3,097	27.4
Due after five years through ten years	3,750	3,929	34.7
Due after ten years	3,587	3,798	33.5
Total	$10,832	$11,320	100.0%

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

The following table provides investment income and investment gains and losses, net:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Investment income:
Interest	$111	$112	$222	$222
Dividends	50	44	96	86
Other	2	1	5	2
Total	163	157	323	310
Less investment expenses	3	3	6	6
Total	$160	$154	$317	$304

Investment gains and losses, net:
Equity securities:
Investment gains and losses on securities sold, net	$11	$4	$23	$7
Unrealized gains and losses on securities still held, net	355	101	999	(97)
Subtotal	366	105	1,022	(90)
Fixed maturities:
Gross realized gains	1	3	3	7
Gross realized losses	(2)	(1)	(2)	(1)
Subtotal	(1)	2	1	6

Other	(1)	(2)	4	(2)
Total	$364	$105	$1,027	$(86)

During the three and six months ended June 30, 2019 and 2018, there were no fixed-maturity securities other-than-temporarily impaired. There were no credit losses on fixed-maturity securities for which a portion of other-than-temporary impairment (OTTI) has been recognized in other comprehensive income for the three and six months ended June 30, 2019 and 2018.

At June 30, 2019, 100 fixed-maturity securities with a total unrealized loss of $12 million had been in an unrealized loss position for 12 months or more. Of that total, one fixed-maturity security had a fair value below 70% of amortized cost. At December 31, 2018, 400 fixed-maturity securities with a total unrealized loss of $58 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity securities had fair values below 70% of amortized cost.

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

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

Fair Value Disclosures for Assets
The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis at June 30, 2019, and December 31, 2018. We do not have any liabilities carried at fair value. There were no transfers between Level 1 and Level 2.

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At June 30, 2019
Fixed maturities, available for sale:
Corporate	$—	$6,070	$1	$6,071
States, municipalities and political subdivisions	—	4,545	4	4,549
Commercial mortgage-backed	—	301	—	301
Government-sponsored enterprises	—	282	—	282
United States government	100	—	—	100
Foreign government	—	17	—	17
Subtotal	100	11,215	5	11,320
Common equities	6,821	—	—	6,821
Nonredeemable preferred equities	—	191	—	191
Separate accounts taxable fixed maturities	—	848	—	848
Top Hat savings plan mutual funds and common equity (included in Other assets)	43	—	—	43
Total	$6,964	$12,254	$5	$19,223

At December 31, 2018
Fixed maturities, available for sale:
Corporate	$—	$5,709	$1	$5,710
States, municipalities and political subdivisions	—	4,300	4	4,304
Commercial mortgage-backed	—	288	—	288
Government-sponsored enterprises	—	310	—	310
United States government	67	—	—	67
Foreign government	—	10	—	10
Subtotal	67	10,617	5	10,689
Common equities	5,742	—	—	5,742
Nonredeemable preferred equities	—	178	—	178
Separate accounts taxable fixed maturities	—	791	—	791
Top Hat savings plan mutual funds and common equity (included in Other assets)	34	—	—	34
Total	$5,843	$11,586	$5	$17,434

Each financial instrument that was deemed to have significant unobservable inputs when determining valuation is identified in the following tables by security type with a summary of changes in fair value as of June 30, 2019. Total Level 3 assets continue to be less than 1% of financial assets measured at fair value in the condensed consolidated balance sheets. Assets presented in the table below were valued based primarily on broker/dealer quotes for which there is a lack of transparency as to inputs used to develop the valuations. The quantitative detail of these unobservable inputs is neither provided nor reasonably available to us.

There were no changes in Level 3 assets for the three months ended June 30.

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

The following table provides the change in Level 3 assets for the six months ended June 30:

(Dollars in millions)	Asset fair value measurements using significant unobservable inputs
	Corporate fixed maturities	States, municipalities and political subdivisions fixed maturities	Total
Beginning balance, January 1, 2019	$1	$4	$5
Total gains or losses (realized/unrealized):
Included in net income	—	—	—
Included in other comprehensive income	—	—	—
Purchases	—	—	—
Sales	—	—	—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance, June 30, 2019	$1	$4	$5

Beginning balance, January 1, 2018	$1	$5	$6
Total gains or losses (realized/unrealized):
Included in net income (loss)	—	—	—
Included in other comprehensive income (loss)	—	(1)	(1)
Purchases	—	—	—
Sales	—	—	—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance, June 30, 2018	$1	$4	$5

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

This table summarizes the book value and principal amounts of our long-term debt:

(Dollars in millions)			Book value		Principal amount
Interest rate	Year of issue		June 30,	December 31,	June 30,	December 31,
			2019	2018	2019	2018
6.900%	1998	Senior debentures, due 2028	$27	$27	$28	$28
6.920%	2005	Senior debentures, due 2028	391	391	391	391
6.125%	2004	Senior notes, due 2034	370	370	374	374
		Total	$788	$788	$793	$793

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

The following table shows fair values of our note payable and long-term debt:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At June 30, 2019
Note payable	$—	$37	$—	$37
6.900% senior debentures, due 2028	—	34	—	34
6.920% senior debentures, due 2028	—	502	—	502
6.125% senior notes, due 2034	—	476	—	476
Total	$—	$1,049	$—	$1,049

At December 31, 2018
Note payable	$—	$32	$—	$32
6.900% senior debentures, due 2028	—	32	—	32
6.920% senior debentures, due 2028	—	471	—	471
6.125% senior notes, due 2034	—	440	—	440
Total	$—	$975	$—	$975

The following table shows the fair value of our life policy loans included in other invested assets and the fair values of our deferred annuities and structured settlements included in life policy and investment contract reserves:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At June 30, 2019
Life policy loans	$—	$—	$42	$42

Deferred annuities	—	—	778	778
Structured settlements	—	205	—	205
Total	$—	$205	$778	$983

At December 31, 2018
Life policy loans	$—	$—	$40	$40

Deferred annuities	—	—	742	742
Structured settlements	—	185	—	185
Total	$—	$185	$742	$927

Outstanding principal and interest for these life policy loans totaled $33 million at June 30, 2019 and
December 31, 2018, respectively.

Recorded reserves for the deferred annuities were $771 million and $787 million at June 30, 2019 and December 31, 2018, respectively. Recorded reserves for the structured settlements were $152 million and $156 million at June 30, 2019 and December 31, 2018, respectively.
Cincinnati Financial Corporation Second-Quarter 2019 10-Q

NOTE 4 – Property Casualty Loss and Loss Expenses
This table summarizes activity for our consolidated property casualty loss and loss expense reserves:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Gross loss and loss expense reserves, beginning of period	$5,886	$5,293	$5,646	$5,219
Less reinsurance recoverable	266	184	238	187
Net loss and loss expense reserves, beginning of period	5,620	5,109	5,408	5,032

Net loss and loss expense reserves related to acquisition of MSP at February 28, 2019	—	—	246	—

Net incurred loss and loss expenses related to:
Current accident year	947	852	1,804	1,691
Prior accident years	(84)	(31)	(151)	(79)
Total incurred	863	821	1,653	1,612
Net paid loss and loss expenses related to:
Current accident year	361	341	538	536
Prior accident years	437	354	1,084	873
Total paid	798	695	1,622	1,409
Net loss and loss expense reserves, end of period	5,685	5,235	5,685	5,235
Plus reinsurance recoverable	269	188	269	188
Gross loss and loss expense reserves, end of period	$5,954	$5,423	$5,954	$5,423

We use actuarial methods, models and judgment to estimate, as of a financial statement date, the property casualty loss and loss expense reserves required to pay for and settle all outstanding insured claims, including incurred but not reported (IBNR) claims, as of that date. The actuarial estimate is subject to review and adjustment by an inter-departmental committee that includes actuarial, claims, underwriting, loss prevention and accounting management. This committee is familiar with relevant company and industry business, claims and underwriting trends, as well as general economic and legal trends that could affect future loss and loss expense payments. The amount we will actually have to pay for claims can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate. The reserve for loss and loss expenses in the condensed consolidated balance sheets also included $55 million at June 30, 2019, and $45 million at June 30, 2018, for certain life and health loss and loss expense reserves.

For the three months ended June 30, 2019, we experienced $84 million of favorable development on prior accident years, including $58 million of favorable development in commercial lines, $14 million of favorable development in personal lines and $5 million of favorable development in excess and surplus lines. Within commercial lines, we recognized favorable reserve development of $27 million for the workers' compensation line, $25 million for the commercial casualty line and $6 million for the commercial property line due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. Within personal lines, we recognized favorable reserve development of $15 million in personal auto.

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

For the six months ended June 30, 2019, we experienced $151 million of favorable development on prior accident years, including $120 million of favorable development in commercial lines, $11 million of favorable development in personal lines and $7 million of favorable development in excess and surplus lines. Within commercial lines, we recognized favorable reserve development of $56 million for the commercial casualty line, $42 million for the workers' compensation line, $9 million for the commercial auto line and $8 million for the commercial property line due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. Within personal lines, we recognized favorable reserve development of $20 million in personal auto. We recognized unfavorable reserve development of $15 million for the homeowner line of business due primarily to higher-than-anticipated loss development on known claims.

For the three months ended June 30, 2018, we experienced $31 million of favorable development on prior accident years, including $42 million of favorable development in commercial lines, $17 million of unfavorable development in personal lines and $4 million of favorable development in excess and surplus lines. Within commercial lines, we recognized favorable reserve development of $18 million for the workers' compensation line, $14 million for the commercial casualty line, $7 million for the commercial property line and $8 million for the other commercial lines due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. This was partially offset by unfavorable reserve development of $5 million for the commercial auto line. Within personal lines, we recognized unfavorable reserve development of $14 million for the homeowner line of business due primarily to higher-than-anticipated loss emergence on known claims.

For the six months ended June 30, 2018, we experienced $79 million of favorable development on prior accident years, including $77 million of favorable development in commercial lines, $16 million of unfavorable development in personal lines and $14 million of favorable development in excess and surplus lines. This included $7 million from favorable development of catastrophe losses. Within commercial lines, we recognized favorable reserve development of $31 million for the workers' compensation line, $28 million for the commercial property line, $10 million for the commercial casualty line and $12 million for the other commercial lines due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. This was partially offset by unfavorable reserve development of $4 million for the commercial auto line. Within personal lines, we recognized unfavorable reserve development of $17 million for the homeowner line of business due primarily to higher-than-anticipated loss emergence on known claims.

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

We establish reserves for the company's deferred annuity, universal life and structured settlement policies equal to the cumulative account balances, which include premium deposits plus credited interest less charges and withdrawals. Some of our universal life policies contain no-lapse guarantee provisions. For these policies, we establish a reserve in addition to the account balance, based on expected no-lapse guarantee benefits and expected policy assessments.

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

This table summarizes our life policy and investment contract reserves:

(Dollars in millions)	June 30, 2019	December 31, 2018
Life policy reserves:
Ordinary/traditional life	$1,187	$1,149
Other	49	48
Subtotal	1,236	1,197
Investment contract reserves:
Deferred annuities	771	787
Universal life	633	632
Structured settlements	152	156
Other	6	7
Subtotal	1,562	1,582
Total life policy and investment contract reserves	$2,798	$2,779

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

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Property casualty:
Deferred policy acquisition costs asset, beginning of period	$485	$446	$464	$438
Capitalized deferred policy acquisition costs	280	251	534	483
Amortized deferred policy acquisition costs	(239)	(225)	(472)	(449)
Deferred policy acquisition costs asset, end of period	$526	$472	$526	$472

Life:
Deferred policy acquisition costs asset, beginning of period	$266	$245	$274	$232
Capitalized deferred policy acquisition costs	15	15	31	28
Amortized deferred policy acquisition costs	(12)	(11)	(25)	(21)
Shadow deferred policy acquisition costs	(9)	7	(20)	17
Deferred policy acquisition costs asset, end of period	$260	$256	$260	$256

Consolidated:
Deferred policy acquisition costs asset, beginning of period	$751	$691	$738	$670
Capitalized deferred policy acquisition costs	295	266	565	511
Amortized deferred policy acquisition costs	(251)	(236)	(497)	(470)
Shadow deferred policy acquisition costs	(9)	7	(20)	17
Deferred policy acquisition costs asset, end of period	$786	$728	$786	$728

No premium deficiencies were recorded in the condensed consolidated statements of income, as the sum of the anticipated loss and loss expenses, policyholder dividends and unamortized deferred acquisition expenses did not exceed the related unearned premiums and anticipated investment income.

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

NOTE 7 – Accumulated Other Comprehensive Income
Accumulated other comprehensive income (AOCI) includes changes in unrealized gains and losses on investments, changes in pension obligations and changes in life deferred acquisition costs, life policy reserves and other as follows:

(Dollars in millions)	Three months ended June 30,
	2019			2018
	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, beginning of period	$288	$59	$229	$164	$35	$129
OCI before investment gains and losses, net, recognized in net income	199	43	156	(78)	(18)	(60)
Investment gains and losses, net, recognized in net income	1	—	1	(2)	—	(2)
OCI	200	43	157	(80)	(18)	(62)
AOCI, end of period	$488	$102	$386	$84	$17	$67

Pension obligations:
AOCI, beginning of period	$(16)	$(2)	$(14)	$(12)	$(1)	$(11)
OCI excluding amortization recognized in net income	—	—	—	—	—	—
Amortization recognized in net income	1	—	1	1	—	1
OCI	1	—	1	1	—	1
AOCI, end of period	$(15)	$(2)	$(13)	$(11)	$(1)	$(10)

Life deferred acquisition costs, life policy reserves and other:
AOCI, beginning of period	$(6)	$(1)	$(5)	$(4)	$(1)	$(3)
OCI before investment gains and losses, net, recognized in net income	(6)	(1)	(5)	—	—	—
Investment gains and losses, net, recognized in net income	1	—	1	2	1	1
OCI	(5)	(1)	(4)	2	1	1
AOCI, end of period	$(11)	$(2)	$(9)	$(2)	$—	$(2)

Summary of AOCI:
AOCI, beginning of period	$266	$56	$210	$148	$33	$115
Investments OCI	200	43	157	(80)	(18)	(62)
Pension obligations OCI	1	—	1	1	—	1
Life deferred acquisition costs, life policy reserves and other OCI	(5)	(1)	(4)	2	1	1
Total OCI	196	42	154	(77)	(17)	(60)
AOCI, end of period	$462	$98	$364	$71	$16	$55

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

(Dollars in millions)	Six months ended June 30,
	2019			2018
	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, beginning of period	$46	$9	$37	$3,540	$733	$2,807
Cumulative effect of change in accounting for equity securities as of January 1, 2018	—	—	—	(3,155)	(652)	(2,503)
Adjusted AOCI, beginning of period	46	9	37	385	81	304
OCI before investment gains and losses, net, recognized in net income	443	93	350	(295)	(63)	(232)
Investment gains and losses, net, recognized in net income	(1)	—	(1)	(6)	(1)	(5)
OCI	442	93	349	(301)	(64)	(237)
AOCI, end of period	$488	$102	$386	$84	$17	$67

Pension obligations:
AOCI, beginning of period	$(16)	$(2)	$(14)	$(12)	$(1)	$(11)
OCI excluding amortization recognized in net income	—	—	—	—	—	—
Amortization recognized in net income	1	—	1	1	—	1
OCI	1	—	1	1	—	1
AOCI, end of period	$(15)	$(2)	$(13)	$(11)	$(1)	$(10)

Life deferred acquisition costs, life policy reserves and other:
AOCI, beginning of period	$(1)	$—	$(1)	$(10)	$(2)	$(8)
OCI before investment gains and losses, net, recognized in net income	(6)	(1)	(5)	6	1	5
Investment gains and losses, net, recognized in net income	(4)	(1)	(3)	2	1	1
OCI	(10)	(2)	(8)	8	2	6
AOCI, end of period	$(11)	$(2)	$(9)	$(2)	$—	$(2)

Summary of AOCI:
AOCI, beginning of period	$29	$7	$22	$3,518	$730	$2,788
Cumulative effect of change in accounting for equity securities as of January 1, 2018	—	—	—	(3,155)	(652)	(2,503)
Adjusted AOCI, beginning of period	29	7	22	363	78	285
Investments OCI	442	93	349	(301)	(64)	(237)
Pension obligations OCI	1	—	1	1	—	1
Life deferred acquisition costs, life policy reserves and other OCI	(10)	(2)	(8)	8	2	6
Total OCI	433	91	342	(292)	(62)	(230)
AOCI, end of period	$462	$98	$364	$71	$16	$55

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

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

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

The table below summarizes our consolidated property casualty insurance net written premiums, earned premiums and incurred loss and loss expenses:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Direct written premiums	$1,472	$1,336	$2,807	$2,583
Assumed written premiums	75	52	162	101
Ceded written premiums	(71)	(39)	(112)	(77)
Net written premiums	$1,476	$1,349	$2,857	$2,607

Direct earned premiums	$1,319	$1,235	$2,585	$2,442
Assumed earned premiums	50	36	93	69
Ceded earned premiums	(52)	(41)	(94)	(81)
Earned premiums	$1,317	$1,230	$2,584	$2,430

Direct incurred loss and loss expenses	$866	$821	$1,653	$1,602
Assumed incurred loss and loss expenses	25	13	50	29
Ceded incurred loss and loss expenses	(28)	(13)	(50)	(19)
Incurred loss and loss expenses	$863	$821	$1,653	$1,612

Our life insurance company purchases reinsurance for protection of a portion of the risks that are written. Primary components of our life reinsurance program include individual mortality coverage, aggregate catastrophe and accidental death coverage in excess of certain deductibles.

The table below summarizes our consolidated life insurance earned premiums and contract holders' benefits incurred:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Direct earned premiums	$86	$81	$169	$158
Ceded earned premiums	(19)	(17)	(36)	(34)
Earned premiums	$67	$64	$133	$124

Direct contract holders' benefits incurred	87	70	172	146
Ceded contract holders' benefits incurred	(14)	(8)	(29)	(21)
Contract holders' benefits incurred	$73	$62	$143	$125

The ceded benefits incurred can vary depending on the type of life insurance policy held and the year the policy was issued.

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

NOTE 9 – Income Taxes
The differences between the 21% statutory federal income tax rate and our effective income tax rate were as follows:

(Dollars in millions)	Three months ended June 30,				Six months ended June 30,
	2019		2018		2019		2018
Tax at statutory rate:	$111	21.0%	$56	21.0%	$293	21.0%	$45	21.0%
Increase (decrease) resulting from:
Tax-exempt income from municipal bonds	(4)	(0.8)	(5)	(1.9)	(9)	(0.6)	(10)	(4.7)
Dividend received exclusion	(4)	(0.8)	(5)	(1.5)	(8)	(0.6)	(8)	(3.7)
Other	(1)	(0.2)	1	0.2	(2)	(0.2)	1	0.5
Provision for income taxes	$102	19.2%	$47	17.8%	$274	19.6%	$28	13.1%

The provision for federal income taxes is based upon filing a consolidated income tax return for the company and its subsidiaries.

Unrecognized Tax Benefits
As of June 30, 2019 and December 31, 2018, we had a gross unrecognized tax benefit of $34 million. There were no changes to this amount during the first half of 2019.

Acquisition of Cincinnati Global
As more fully discussed in Note 1, Accounting Policies and Note 14, Acquisition, we closed on the acquisition of Cincinnati Global during the first quarter of 2019. As a result of this acquisition, $59 million of net deferred tax assets were acquired or established at the acquisition date with an offsetting valuation allowance of $55 million.

Accounting guidance requires deferred tax assets to be reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized. After considering all positive and negative evidence related to the Cincinnati Global operations, we believe it was appropriate to set up a valuation allowance for purposes of our opening Cincinnati Global balance sheet.

The purchase price allocation to our Cincinnati Global deferred tax assets and corresponding valuation allowance is subject to further post-closing adjustments based on the actual net asset value (NAV) of Cincinnati Global and its subsidiaries at closing, pursuant to the procedures set forth in the sale and purchase agreement.

As a result of the first half year operations, there were immaterial changes to the Cincinnati Global valuation allowance as of June 30, 2019.

As of June 30, 2019, Cincinnati Global had operating loss carryforwards of $178 million which are subject to certain limitations. These Cincinnati Global losses can only be utilized within the Cincinnati Global group and cannot offset the income of our CFC group. Other than the Cincinnati Global loss carryforwards, we had no other operating or capital loss carryforwards as of June 30, 2019.

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

NOTE 10 – Net Income Per Common Share
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are computed based on the weighted average number of common and dilutive potential common shares outstanding using the treasury stock method. The table shows calculations for basic and diluted earnings per share:

(In millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Numerator:
Net income—basic and diluted	$428	$217	$1,123	$186
Denominator:
Basic weighted-average common shares outstanding	163.3	163.2	163.1	163.6
Effect of share-based awards:
Stock options	1.2	0.8	1.1	0.9
Nonvested shares	0.7	0.5	0.7	0.5
Diluted weighted-average shares	165.2	164.5	164.9	165.0
Earnings per share:
Basic	$2.62	$1.33	$6.89	$1.13
Diluted	$2.59	$1.32	$6.81	$1.12
Number of anti-dilutive share-based awards	0.4	1.3	0.7	1.3

The sources of dilution of our common shares are certain equity-based awards. See our 2018 Annual Report on Form 10-K, Item 8, Note 17, Share-Based Associate Compensation Plans, Page 173, for information about share-based awards. The above table shows the number of anti-dilutive share-based awards for the three and six months ended June 30, 2019 and 2018. These share-based awards were not included in the computation of net income per common share (diluted) because their exercise would have anti-dilutive effects.

NOTE 11 – Employee Retirement Benefits
The following summarizes the components of net periodic benefit cost for our qualified and supplemental pension plans:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Service cost	$2	$2	$4	$5
Non-service costs (benefit):
Interest cost	3	3	6	6
Expected return on plan assets	(5)	(6)	(10)	(11)
Amortization of actuarial loss and prior service cost	1	1	1	1
Other	—	—	1	—
Total non-service benefit	(1)	(2)	(2)	(4)
Net periodic benefit cost	$1	$—	$2	$1

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

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

We made matching contributions totaling $4 million to our 401(k) and Top Hat savings plans during both the second quarters of 2019 and 2018 and contributions of $9 million and $10 million for the first half of 2019 and 2018, respectively.

We made no contributions to our qualified pension plan during the first half of 2019.

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

We report as Other the noninvestment operations of the parent company and its noninsurer subsidiary, CFC Investment Company. We also report as Other the underwriting results of Cincinnati Re, our reinsurance assumed operation, and Cincinnati Global, our London-based global specialty underwriter, which was acquired on February 28, 2019. See our 2018 Annual Report on Form 10-K, Item 8, Note 18, Segment Information, Page 176, for a description of revenue, income or loss before income taxes and identifiable assets for each of the five segments.

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

Segment information is summarized in the following table:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenues:
Commercial lines insurance
Commercial casualty	$277	$272	$545	$537
Commercial property	234	231	468	459
Commercial auto	175	166	345	327
Workers' compensation	74	85	151	165
Other commercial	63	58	124	114
Commercial lines insurance premiums	823	812	1,633	1,602
Fee revenues	1	—	2	2
Total commercial lines insurance	824	812	1,635	1,604

Personal lines insurance
Personal auto	155	153	310	304
Homeowner	149	139	296	275
Other personal	44	39	86	77
Personal lines insurance premiums	348	331	692	656
Fee revenues	1	2	2	3
Total personal lines insurance	349	333	694	659

Excess and surplus lines insurance	67	57	130	113
Fee revenues	—	1	1	1
Total excess and surplus lines insurance	67	58	131	114

Life insurance premiums	67	64	133	124
Fee revenues	1	1	2	2
Total life insurance	68	65	135	126

Investments
Investment income, net of expenses	160	154	317	304
Investment gains and losses, net	364	105	1,027	(86)
Total investment revenue	524	259	1,344	218

Other
Earned premiums	79	30	129	59
Other	2	1	4	2
Total other revenues	81	31	133	61
Total revenues	$1,913	$1,558	$4,072	$2,782

Income (loss) before income taxes:
Insurance underwriting results
Commercial lines insurance	$12	$47	$88	$62
Personal lines insurance	5	(32)	1	(41)
Excess and surplus lines insurance	17	13	28	31
Life insurance	(2)	8	(3)	10
Investments	499	235	1,295	170
Other	(1)	(7)	(12)	(18)
Total income before income taxes	$530	$264	$1,397	$214

Identifiable assets:	June 30, 2019	December 31, 2018
Property casualty insurance	$3,441	$3,285
Life insurance	1,536	1,424
Investments	18,464	16,741
Other	896	485
Total	$24,337	$21,935

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

NOTE 14 – Acquisition
On February 28, 2019 (closing date or acquisition date), pursuant to the agreement (the SPA) for the sale and purchase of the entire issued share capital of MSP Underwriting Limited, dated October 11, 2018, by and between the company and Münchener Rückversicherungs Gesellschaft AG (Munich Re), the company acquired from Munich Re all of the issued and outstanding share capital of MSP and its subsidiaries, including the Lloyd's managing agent, Beaufort Underwriting Agency Limited for Syndicate 318 (the acquisition). MSP was rebranded as Cincinnati Global Underwriting Ltd. (Cincinnati Global) effective May 1, 2019, reflecting its new identity as a subsidiary of the corporation. The acquisition of Cincinnati Global reflects progress toward our long-term objective of diversifying revenue and profitability by expanding our operations geographically and by line of business.

As aggregate consideration for the purchase of the share capital of Cincinnati Global and its subsidiaries, the company paid £48 million, or $64 million, in cash to Munich Re at the closing of the acquisition. The amount paid at closing was calculated as the difference between the target NAV set forth in the SPA and the estimated NAV of Cincinnati Global and its subsidiaries at the closing date. The purchase price is subject to further post-closing adjustments based on the actual NAV of Cincinnati Global and its subsidiaries at closing, pursuant to the procedures set forth in the SPA.

The allocation of the purchase price is based on information included in Cincinnati Global's financial statements at the closing date, which is subject to negotiation per the SPA. The purchase price allocation is subject to change if additional information becomes available within the measurement period, which cannot exceed 12 months from the acquisition date. The fair values of the assets acquired and liabilities assumed may be subject to adjustments, which may impact the amounts recorded for the assets acquired and liabilities assumed as well as the goodwill.

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

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

The financial results of Cincinnati Global are included in the condensed consolidated statements of income from the acquisition date and are deemed to be immaterial.

In connection with the acquisition, the company incurred immaterial transaction related expenses.

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

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

SAFE HARBOR STATEMENT
This is our "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995. Our business is subject to certain risks and uncertainties that may cause actual results to differ materially from those suggested by the forward-looking statements in this report. Some of those risks and uncertainties are discussed in our 2018 Annual Report on Form 10-K, Item 1A, Risk Factors, Page 33.
Factors that could cause or contribute to such differences include, but are not limited to:

•	Unusually high levels of catastrophe losses due to risk concentrations, changes in weather patterns, environmental events, terrorism incidents or other causes

•	Increased frequency and/or severity of claims or development of claims that are unforeseen at the time of policy issuance

•	Inadequate estimates, assumptions or reliance on third-party data used for critical accounting estimates

•	Declines in overall stock market values negatively affecting the company's equity portfolio and book value

•
Prolonged low interest rate environment or other factors that limit the company's ability to generate growth in investment income or interest rate fluctuations that result in declining values of fixed-maturity investments, including declines in accounts in which we hold bank-owned life insurance contract assets

•	Domestic and global events resulting in capital market or credit market uncertainty, followed by prolonged periods of economic instability or recession, that lead to:

◦	Significant or prolonged decline in the fair value of a particular security or group of securities and impairment of the asset(s)

◦	Significant decline in investment income due to reduced or eliminated dividend payouts from a particular security or group of securities

◦	Significant rise in losses from surety and director and officer policies written for financial institutions or other insured entities

•	Our inability to integrate Cincinnati Global and its subsidiaries into our on-going operations, or disruptions to our on-going operations due to such integration

•	Recession or other economic conditions resulting in lower demand for insurance products or increased payment delinquencies

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

•	Increased competition that could result in a significant reduction in the company's premium volume

•	Changing consumer insurance-buying habits and consolidation of independent insurance agencies that could alter our competitive advantages

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

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

•
Events or conditions that could weaken or harm the company's relationships with its independent agencies and hamper opportunities to add new agencies, resulting in limitations on the company's opportunities for growth, such as:

◦	Downgrades of the company's financial strength ratings

◦	Concerns that doing business with the company is too difficult

◦	Perceptions that the company's level of service, particularly claims service, is no longer a distinguishing characteristic in the marketplace

◦	Inability or unwillingness to nimbly develop and introduce coverage product updates and innovations that our competitors offer and consumers expect to find in the marketplace

•	Actions of insurance departments, state attorneys general or other regulatory agencies, including a change to a federal system of regulation from a state-based system, that:

◦	Impose new obligations on us that increase our expenses or change the assumptions underlying our critical accounting estimates

◦	Place the insurance industry under greater regulatory scrutiny or result in new statutes, rules and regulations

◦	Restrict our ability to exit or reduce writings of unprofitable coverages or lines of business

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

•
Events or actions, including unauthorized intentional circumvention of controls, that reduce the company's future ability to maintain effective internal control over financial reporting under the Sarbanes-Oxley Act of 2002

•
Unforeseen departure of certain executive officers or other key employees due to retirement, health or other causes that could interrupt progress toward important strategic goals or diminish the effectiveness of certain longstanding relationships with insurance agents and others

•	Events, such as an epidemic, natural catastrophe or terrorism, that could hamper our ability to assemble our workforce at our headquarters location
Further, the company's insurance businesses are subject to the effects of changing social, global, economic and regulatory environments. Public and regulatory initiatives have included efforts to adversely influence and restrict premium rates, restrict the ability to cancel policies, impose underwriting standards and expand overall regulation. The company also is subject to public and regulatory initiatives that can affect the market value for its common stock, such as measures affecting corporate financial reporting and governance. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

CORPORATE FINANCIAL HIGHLIGHTS

Net Income and Comprehensive Income Data

(Dollars in millions, except per share data)	Three months ended June 30,			Six months ended June 30,
	2019	2018	% Change	2019	2018	% Change
Earned premiums	$1,384	$1,294	7	$2,717	$2,554	6
Investment income, net of expenses (pretax)	160	154	4	317	304	4
Investment gains and losses, net (pretax)	364	105	247	1,027	(86)	nm
Total revenues	1,913	1,558	23	4,072	2,782	46
Net income	428	217	97	1,123	186	504
Comprehensive income (loss)	582	157	271	1,465	(44)	nm
Net income per share—diluted	2.59	1.32	96	6.81	1.12	508
Cash dividends declared per share	0.56	0.53	6	1.12	1.06	6
Diluted weighted average shares outstanding	165.2	164.5	0	164.9	165.0	0

Total revenues rose 23% for the second quarter of 2019, compared with second-quarter 2018, primarily due to increases in earned premiums and net investment gains. For the first six months of 2019, compared with the first six months of 2018, total revenues increased 46%, also reflecting higher earned premiums and significant net investment gains. Premium and investment revenue trends are discussed further in the respective sections of Financial Results.

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

Net income for the second quarter of 2019, compared with the same period of 2018, increased $211 million, including increases of $204 million in after-tax net investment gains and losses, $9 million in after-tax property casualty underwriting income and $4 million in after-tax investment income. Second-quarter 2019 catastrophe losses, mostly weather related, were $34 million more after taxes and unfavorably affected both net income and property casualty underwriting income. Life insurance segment results on a pretax basis for the second quarter of 2019 decreased $10 million compared with the second quarter of 2018.

For the first six months of 2019, net income rose $937 million, compared with the 2018 period, including increases of $878 million in after-tax investment gains and losses, $58 million in after-tax property casualty underwriting income and $10 million in after-tax investment income. The property casualty underwriting income improvement included an unfavorable $51 million after-tax effect from higher catastrophe losses. Life insurance segment results decreased by $13 million on a pretax basis.

Performance by segment is discussed below in Financial Results. As discussed in our 2018 Annual Report on Form 10-K, Item 7, Factors Influencing Our Future Performance, Page 53, there are several reasons why our performance during 2019 may be below our long-term targets. In that annual report, as part of Financial Results, we also discussed the full-year 2019 outlook for each reporting segment.

The board of directors is committed to rewarding shareholders directly through cash dividends and through share repurchase authorizations. Through 2018, the company had increased the annual cash dividend rate for 58 consecutive years, a record we believe is matched by only seven other publicly traded companies. In February 2019, the board of directors increased the regular quarterly dividend to 56 cents per share, setting the stage for our 59th consecutive year of increasing cash dividends. During the first six months of 2019, cash dividends declared by the company increased 6% compared with the same period of 2018. Our board regularly evaluates relevant factors in decisions related to dividends and share repurchases. The 2019 dividend increase reflected our strong earnings performance and signaled management's and the board's positive outlook and confidence in our outstanding capital, liquidity and financial flexibility.

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

As disclosed in Item 1, Note 14 – Acquisition, we completed our transaction to acquire MSP Underwriting Limited, a London-based global specialty underwriter for Lloyd's Syndicate 318, on February 28, 2019. We rebranded the acquired company to Cincinnati Global Underwriting Ltd.SM (Cincinnati Global) effective May 1, 2019. We expect the transaction to contribute to future earnings and book value growth as we believe it should provide opportunities to support business produced by our independent agencies in new geographies and lines of business.

Balance Sheet Data and Performance Measures

(Dollars in millions, except share data)	At June 30,	At December 31,
	2019	2018
Total investments	$18,603	$16,732
Total assets	24,337	21,935
Short-term debt	37	32
Long-term debt	788	788
Shareholders' equity	9,131	7,833
Book value per share	55.92	48.10
Debt-to-total-capital ratio	8.3%	9.5%

Total assets at June 30, 2019, increased 11% compared with year-end 2018, and included an 11% increase in total investments that reflected a combination of net purchases and higher fair values for many securities in our portfolio. Shareholders' equity increased 17%, and book value per share increased 16% during the first six months of 2019. Our debt-to-total-capital ratio (capital is the sum of debt plus shareholders' equity) decreased compared with year-end 2018.

Our value creation ratio is our primary performance metric. That ratio was 18.6% for the first six months of 2019, more than the same period in 2018 primarily due to a higher amount of overall net gains from our investment portfolio. The $7.82 increase in book value per share during the first six months of 2019 contributed 16.3 percentage points to the value creation ratio, while dividends declared at $1.12 per share contributed 2.3 points. Value creation ratios for comparable periods by major components and in total, along with calculations from per-share amounts, are shown in the tables below.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Value creation ratio major components:
Net income before investment gains	1.6%	1.7%	4.0%	3.1%
Change in fixed-maturity securities, realized and unrealized gains	1.8	(0.8)	4.4	(2.8)
Change in equity securities, investment gains	3.4	1.0	10.3	(0.9)
Other	0.0	(0.3)	(0.1)	(0.5)
Value creation ratio	6.8%	1.6%	18.6%	(1.1)%

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

(Dollars are per share)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Value creation ratio:
End of period book value*	$55.92	$48.68	$55.92	$48.68
Less beginning of period book value	52.88	48.42	48.10	50.29
Change in book value	3.04	0.26	7.82	(1.61)
Dividend declared to shareholders	0.56	0.53	1.12	1.06
Total value creation	$3.60	$0.79	$8.94	$(0.55)

Value creation ratio from change in book value**	5.7%	0.5%	16.3%	(3.2)%
Value creation ratio from dividends declared to shareholders***	1.1	1.1	2.3	2.1
Value creation ratio	6.8%	1.6%	18.6%	(1.1)%

* Book value per share is calculated by dividing end of period total shareholders' equity by end of period shares outstanding
** Change in book value divided by the beginning of period book value
*** Dividend declared to shareholders divided by beginning of period book value

DRIVERS OF LONG-TERM VALUE CREATION
Operating through The Cincinnati Insurance Company, Cincinnati Financial Corporation is one of the 25 largest property casualty insurers in the nation, based on 2018 net written premiums for approximately 2,000 U.S. stock and mutual insurer groups. We market our insurance products through a select group of independent insurance agencies as discussed in our 2018 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 5. At June 30, 2019, we actively marketed through agencies located in 44 states. We maintain a long-term perspective that guides us in addressing immediate challenges or opportunities while focusing on the major decisions that best position our company for success through all market cycles.

To measure our long-term progress in creating shareholder value, our value creation ratio is our primary financial performance target. As discussed in our 2018 Annual Report on Form 10-K, Item 7, Executive Summary, Page 49, management believes this measure is a meaningful indicator of our long-term progress in creating shareholder value and has three primary performance drivers:

•
Premium growth – We believe our agency relationships and initiatives can lead to a property casualty written premium growth rate over any five-year period that exceeds the industry average. For the first six months of 2019, our consolidated property casualty net written premium year-over-year growth was 10%. As of February 2019, A.M. Best projected the industry's full-year 2019 written premium growth at approximately 4%. For the five-year period 2014 through 2018, our growth rate slightly exceeded that of the industry. The industry's growth rate excludes its mortgage and financial guaranty lines of business.

•
Combined ratio – We believe our underwriting philosophy and initiatives can generate a GAAP combined ratio over any five-year period that is consistently within the range of 95% to 100%. For the first six months of 2019, our GAAP combined ratio was 94.8%, including 8.4 percentage points of current accident year catastrophe losses partially offset by 5.9 percentage points of favorable loss reserve development on prior accident years. Our statutory combined ratio was 93.3% for the first six months of 2019. As of February 2019, A.M. Best projected the industry's full-year 2019 statutory combined ratio at approximately 101%, including approximately 5 percentage points of catastrophe losses and a favorable effect of approximately 1.5 percentage points of loss reserve development on prior accident years. The industry's ratio again excludes its mortgage and financial guaranty lines of business.

•
Investment contribution – We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year return of the Standard & Poor's 500 Index. For the first six months of 2019, pretax investment income was $317 million, up 4% compared with the same period in 2018. We believe our investment portfolio mix provides an appropriate balance of income stability and growth with capital appreciation potential.

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

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

We continue to enhance our property casualty underwriting expertise and to effectively and efficiently underwrite individual policies and process transactions. Ongoing initiatives supporting this work include expanding our pricing and segmentation capabilities through experience and use of predictive analytics and additional data. Our segmentation efforts emphasize identification and retention of insurance policies we believe have relatively stronger pricing, while seeking more aggressive renewal terms and conditions on policies we believe have relatively weaker pricing. In 2019, we continue to improve underwriting and rate adequacy for our commercial auto and personal auto lines of business. Our commercial auto policies that renewed during the first six months of 2019 experienced an estimated average price increase at percentages in the high-single-digit range, and our personal auto policies that renewed during that period also averaged an estimated price increase at percentages in the high-single-digit range.

•
Drive premium growth – Implementation of these initiatives is intended to further penetrate each market we serve through our independent agencies. Strategies aimed at specific market opportunities, along with service enhancements, can help our agents grow and increase our share of their business. Premium growth initiatives also include expansion of Cincinnati ReSM, our reinsurance assumed operation, and successful integration of Cincinnati Global. Diversified growth also may reduce variability of losses from weather-related catastrophes.

We continue to appoint new agencies to develop additional points of distribution. In 2019, we are planning approximately 100 appointments of independent agencies that offer most or all of our property casualty insurance products. During the first six months of 2019, we appointed 55 new agencies that meet that criteria.
We also plan to appoint additional agencies that focus on high net worth personal lines clients. In 2019, we are targeting the appointment of approximately 80 agencies that market only personal lines products for us. During the first six months of 2019, we appointed 37 new agencies that meet that criteria.
As of June 30, 2019, a total of 1,784 agency relationships market our property casualty insurance products from 2,409 reporting locations. The totals do not include Lloyd's brokers or coverholders that source business for Cincinnati Global.
We also continue to grow premiums through the disciplined expansion of Cincinnati Re and the acquisition of Cincinnati Global. During the first six months of 2019, Cincinnati Re contributed $63 million of growth in consolidated property casualty insurance net written premiums while Cincinnati Global contributed $65 million. We also believe Cincinnati Global over time will provide opportunities to support business produced by our independent agencies in new geographies and lines of business.

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

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

At June 30, 2019, we held $3.026 billion of our cash and invested assets at the parent-company level, of which $2.730 billion, or 90.2%, was invested in common stocks, and $174 million, or 5.8%, was cash or cash equivalents. Our debt-to-total-capital ratio was 8.3% at June 30, 2019. Another important indicator of financial strength is our ratio of property casualty net written premiums to statutory surplus, which was 1.0-to-1 for the 12 months ended June 30, 2019, matching year-end 2018.

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

At July 29, 2019, our insurance subsidiaries continued to be highly rated.

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

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

CONSOLIDATED PROPERTY CASUALTY INSURANCE HIGHLIGHTS
Consolidated property casualty insurance results include premiums and expenses for our standard market insurance segments (commercial lines and personal lines), our excess and surplus lines segment, Cincinnati Re and our London-based global specialty underwriter known as Cincinnati Global.

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2019	2018	% Change	2019	2018	% Change
Earned premiums	$1,317	$1,230	7	$2,584	$2,430	6
Fee revenues	2	3	(33)	5	6	(17)
Total revenues	1,319	1,233	7	2,589	2,436	6
Loss and loss expenses from:
Current accident year before catastrophe losses	802	765	5	1,588	1,544	3
Current accident year catastrophe losses	145	87	67	216	147	47
Prior accident years before catastrophe losses	(69)	(31)	(123)	(139)	(72)	(93)
Prior accident years catastrophe losses	(15)	—	nm	(12)	(7)	(71)
Loss and loss expenses	863	821	5	1,653	1,612	3
Underwriting expenses	408	376	9	797	759	5
Underwriting profit	$48	$36	33	$139	$65	114

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	60.9%	62.2%	(1.3)	61.5%	63.5%	(2.0)
Current accident year catastrophe losses	11.1	7.1	4.0	8.4	6.1	2.3
Prior accident years before catastrophe losses	(5.3)	(2.6)	(2.7)	(5.4)	(3.0)	(2.4)
Prior accident years catastrophe losses	(1.1)	0.0	(1.1)	(0.5)	(0.3)	(0.2)
Loss and loss expenses	65.6	66.7	(1.1)	64.0	66.3	(2.3)
Underwriting expenses	30.9	30.5	0.4	30.8	31.2	(0.4)
Combined ratio	96.5%	97.2%	(0.7)	94.8%	97.5%	(2.7)

Combined ratio	96.5%	97.2%	(0.7)	94.8%	97.5%	(2.7)
Contribution from catastrophe losses and prior years reserve development	4.7	4.5	0.2	2.5	2.8	(0.3)
Combined ratio before catastrophe losses and prior years reserve development	91.8%	92.7%	(0.9)	92.3%	94.7%	(2.4)

Our consolidated property casualty insurance operations generated an underwriting profit of $48 million for the second quarter of 2019 and $139 million for the first six months of 2019. The second-quarter improvement of $12 million, compared with the same period of 2018, was partially offset by an increase of $43 million in losses from natural catastrophes, mostly caused by severe weather. The six-month underwriting profit improved $74 million, compared with the first six months of 2018, despite the unfavorable effect of an increase of $64 million in losses from natural catastrophes. We believe future property casualty underwriting results will continue to benefit from price increases and our ongoing initiatives to improve pricing precision and loss experience related to claims and loss control practices.
For all property casualty lines of business in aggregate, excluding Cincinnati Global reserves as of the February 28, 2019, acquisition date, net loss and loss expense reserves at June 30, 2019, were $31 million higher than at year-end 2018, including an increase of $51 million for the incurred but not reported (IBNR) portion. The $31 million reserve increase raised year-end 2018 net loss and loss expense reserves by less than 1%.

We measure and analyze property casualty underwriting results primarily by the combined ratio and its component ratios. The GAAP-basis combined ratio is the percentage of incurred losses plus all expenses per each earned premium dollar – the lower the ratio, the better the performance. An underwriting profit results when the combined ratio is below 100%. A combined ratio above 100% indicates that an insurance company's losses and expenses exceeded premiums.

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

Our consolidated property casualty combined ratio for the second quarter of 2019 improved by 0.7 percentage points, compared with the same period of 2018, despite an increase of 2.9 points from higher catastrophe losses and loss expenses. For the first six months of 2019, compared with the same period of 2018, our consolidated property casualty combined ratio improved by 2.7 percentage points, despite an increase of 2.1 points from higher catastrophe losses and loss expenses.

The combined ratio can be affected significantly by natural catastrophe losses and other large losses as discussed in detail below. The combined ratio can also be affected by updated estimates of loss and loss expense reserves established for claims that occurred in prior periods, referred to as prior accident years. Net favorable development on prior accident year reserves, including reserves for catastrophe losses, benefited the combined ratio by 5.9 percentage points in the first six months of 2019, compared with 3.3 percentage points in the same period of 2018. Net favorable development is discussed in further detail in Financial Results by property casualty insurance segment.

The ratio for current accident year loss and loss expenses before catastrophe losses improved in the first six months of 2019. That 61.5% ratio was 2.0 percentage points lower, compared with the 63.5% accident year 2018 ratio measured as of June 30, 2018, including a decrease of 0.7 points in the ratio for large losses of $1 million or more per claim, discussed below. The effects of lower noncatastrophe weather-related losses for the first six months of 2019 contributed approximately 0.6 points to the overall decrease in the current accident year ratio. We consider weather-related losses not identified as part of designated catastrophe events for the property casualty industry to be noncatastrophe weather losses.

The underwriting expense ratio increased for the second quarter and decreased for the first six months of 2019, compared with the same periods a year ago. The current year periods reflect ratios generally in line with our longer-term historical average, as well as ongoing expense management efforts and higher earned premiums. The ratio for both 2019 periods is within 0.2 percentage points of the average of full-year ratios during 2016 through 2018.

Consolidated Property Casualty Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2019	2018	% Change	2019	2018	% Change
Agency renewal written premiums	$1,186	$1,150	3	$2,316	$2,233	4
Agency new business written premiums	212	181	17	393	340	16
Other written premiums	78	18	333	148	34	335
Net written premiums	1,476	1,349	9	2,857	2,607	10
Unearned premium change	(159)	(119)	(34)	(273)	(177)	(54)
Earned premiums	$1,317	$1,230	7	$2,584	$2,430	6

The trends in net written premiums and earned premiums summarized in the table above include the effects of price increases. Price change trends that heavily influence renewal written premium increases or decreases, along with other premium growth drivers for 2019, are discussed in more detail by segment below in Financial Results.

Consolidated property casualty net written premiums for the three and six months ended June 30, 2019, grew $127 million and $250 million compared with the same periods of 2018. Our premium growth initiatives from prior years have provided an ongoing favorable effect on growth during the current year, particularly as newer agency relationships mature over time.

Consolidated property casualty agency new business written premiums increased by $31 million and $53 million for the second quarter and first six months of 2019, compared with the same periods of 2018. The increase for both 2019 periods was primarily from our commercial lines and excess and surplus lines insurance segments. New agency appointments during 2018 and 2019 produced a $20 million increase in standard lines new business for the first six months of 2019 compared with the same period of 2018. As we appoint new agencies that choose to move accounts to us, we report these accounts as new business. While this business is new to us, in many cases it is not new to the agent. We believe these seasoned accounts tend to be priced more accurately than business that may be less familiar to our agent upon obtaining it from a competing agent.

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

Net written premiums for Cincinnati Re, included in other written premiums, increased $24 million and $63 million for the three and six months ended June 30, 2019, compared with the same periods of 2018, to $72 million and $157 million, respectively. Cincinnati Re assumes risks through reinsurance treaties and in some cases cedes part of the risk and related premiums to one or more unaffiliated reinsurance companies through transactions known as retrocessions. Cincinnati Re earned premiums were $47 million and $86 million for the second quarter and first six months of 2019, compared with $30 million and $59 million for the same periods a year ago.

Cincinnati Global also contributed to the increase in other written premiums, following its acquisition on February 28, 2019. Net written premiums were $45 million for the second quarter of 2019 and $65 million since the acquisition, while earned premiums were $32 million and $43 million for those respective periods.

Other written premiums also include premiums ceded to reinsurers as part of our reinsurance ceded program. An increase in ceded premiums, including $6 million of reinstatement premiums for our property catastrophe treaty, reduced net written premiums by $9 million and $12 million for the second quarter and first six months of 2019, compared with the same periods of 2018.

Catastrophe losses and loss expenses typically have a material effect on property casualty results and can vary significantly from period to period. Losses from natural catastrophes contributed 10.0 and 7.9 percentage points to the combined ratio in the second quarter and first six months of 2019, compared with 7.1 and 5.8 percentage points in the same period of 2018. Some of those losses were applicable to annual loss deductible provisions of our collateralized reinsurance funded through catastrophe bonds. For our collateralized reinsurance arrangement that became effective in January 2017, we can recover catastrophe bond funds if aggregate losses, after the $8 million per occurrence deductible, exceed $190 million during an annual coverage period. There were six events between January 1 and June 30, 2019, that met the requirements for recovery, such as occurrences within the specific geographic locations included in the severe convective storm portion of our coverage with losses exceeding our per occurrence deductible. Aggregate losses from those events totaled $141 million, after our per occurrence deductible.

Effective July 1, 2019, we renewed for a period of one year our property catastrophe occurrence and aggregate excess of loss treaty, discussed in our 2018 Annual Report on Form 10-K, Item 7, 2019 Reinsurance Ceded Programs, Page 105. The combined coverage noted below applies to business written on a direct basis and by Cincinnati Re. Cincinnati Global catastrophe losses are not applicable to the treaty. Ceded premiums for the renewal period of coverage from this treaty are estimated to be approximately $9 million, with a total limit of $50 million for all coverages combined. The summary below includes other important changes from the treaty that expired June 30, 2019.

•	Combined – Aggregate net recovery up to $50 million after retaining the first $125 million of each loss

•	Cincinnati Re-only – Aggregate net recovery up to $8 million after retaining the first $45 million in aggregate

•	Direct business-only in certain Western states – Aggregate net recovery up to $31 million for:

◦	Earthquake: After retaining the first $20 million of each loss

◦	Brushfire or wildfire: After retaining the first $40 million of each loss

The following table shows consolidated property casualty insurance catastrophe losses and loss expenses incurred, net of reinsurance, as well as the effect of loss development on prior period catastrophe events. We individually list declared catastrophe events for which our incurred losses reached or exceeded $10 million.

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

Consolidated Property Casualty Insurance Catastrophe Losses and Loss Expenses Incurred

(Dollars in millions, net of reinsurance)		Three months ended June 30,					Six months ended June 30,
		Comm.	Pers.	E&S			Comm.	Pers.	E&S
Dates	Region	lines	lines	lines	Other	Total	lines	lines	lines	Other	Total
2019
Jan. 29-Feb. 1	Midwest, Northeast	$(3)	$(1)	$—	$1	$(3)	$11	$10	$—	$1	$22
Feb. 23-26	Midwest, Northeast, South	—	(2)	—	—	(2)	11	10	—	—	21
Mar. 12-17	Midwest, Northeast, West, South	1	(1)	—	2	2	5	6	—	2	13
May. 16-17	Midwest	6	6	—	—	12	6	6	—	—	12
May. 26-28	Midwest, Northeast, West, South	78	24	—	—	102	78	24	—	—	102
All other 2019 catastrophes		22	12	—	—	34	26	20	—	—	46
Development on 2018 and prior catastrophes		(8)	(3)	—	(4)	(15)	(14)	5	—	(3)	(12)
Calendar year incurred total		$96	$35	$—	$(1)	$130	$123	$81	$—	$—	$204

2018
Jan. 8-10	West	$—	$(1)	$—	$—	$(1)	$—	$10	$—	$—	$10
Mar. 1-3	Northeast, South	—	—	—	—	—	6	6	—	—	12
Mar. 18-21	South	4	1	—	—	5	21	7	1	—	29
Apr. 13-17	Midwest, Northeast, South	22	7	—	—	29	22	7	—	—	29
All other 2018 catastrophes		29	25	—	—	54	36	31	—	—	67
Development on 2017 and prior catastrophes		(2)	2	—	—	—	(9)	2	—	—	(7)
Calendar year incurred total		$53	$34	$—	$—	$87	$76	$63	$1	$—	$140

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

The following table includes data for losses incurred of $1 million or more per claim, net of reinsurance.

Consolidated Property Casualty Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended June 30,			Six months ended June 30,
	2019	2018	% Change	2019	2018	% Change
Current accident year losses greater than $5 million	$14	$6	133	$14	$21	(33)
Current accident year losses $1 million - $5 million	53	62	(15)	90	94	(4)
Large loss prior accident year reserve development	5	4	25	21	38	(45)
Total large losses incurred	72	72	—	125	153	(18)
Losses incurred but not reported	(14)	87	nm	33	97	(66)
Other losses excluding catastrophe losses	547	433	26	1,039	953	9
Catastrophe losses	128	83	54	198	134	48
Total losses incurred	$733	$675	9	$1,395	$1,337	4

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	1.1%	0.4%	0.7	0.5%	0.8%	(0.3)
Current accident year losses $1 million - $5 million	4.0	5.1	(1.1)	3.5	3.9	(0.4)
Large loss prior accident year reserve development	0.4	0.3	0.1	0.8	1.6	(0.8)
Total large loss ratio	5.5	5.8	(0.3)	4.8	6.3	(1.5)
Losses incurred but not reported	(1.1)	7.1	(8.2)	1.3	4.0	(2.7)
Other losses excluding catastrophe losses	41.6	35.1	6.5	40.2	39.2	1.0
Catastrophe losses	9.7	6.8	2.9	7.7	5.5	2.2
Total loss ratio	55.7%	54.8%	0.9	54.0%	55.0%	(1.0)

We believe the inherent variability of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the variability in addition to general inflationary trends in loss costs. Our analysis continues to indicate no unexpected concentration of large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The second-quarter 2019 property casualty total large losses incurred of $72 million, net of reinsurance, were lower than the $83 million quarterly average during full-year 2018 and matched the $72 million experienced for the second quarter of 2018. The ratio for these large losses was 0.3 percentage points lower compared with last year's second quarter. The second-quarter 2019 amount of total large losses incurred helped contribute to the decrease in the six-month 2019 total large loss ratio, compared with 2018, in addition to a first-quarter 2019 ratio that was 2.7 points lower than the first quarter of 2018. We believe results for the three- and six-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million. Losses by size are discussed in further detail in results of operations by property casualty insurance segment.

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

FINANCIAL RESULTS
Consolidated results reflect the operating results of each of our five segments along with the parent company, Cincinnati Re, Cincinnati Global and other activities reported as "Other." The five segments are:

•	Commercial lines insurance

•	Personal lines insurance

•	Excess and surplus lines insurance

•	Life insurance

•	Investments

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

COMMERCIAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2019	2018	% Change	2019	2018	% Change
Earned premiums	$823	$812	1	$1,633	$1,602	2
Fee revenues	1	—	nm	2	2	0
Total revenues	824	812	1	1,635	1,604	2
Loss and loss expenses from:
Current accident year before catastrophe losses	504	497	1	1,014	1,021	(1)
Current accident year catastrophe losses	104	55	89	137	85	61
Prior accident years before catastrophe losses	(50)	(40)	(25)	(106)	(68)	(56)
Prior accident years catastrophe losses	(8)	(2)	(300)	(14)	(9)	(56)
Loss and loss expenses	550	510	8	1,031	1,029	0
Underwriting expenses	262	255	3	516	513	1
Underwriting profit	$12	$47	(74)	$88	$62	42

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	61.2%	61.3%	(0.1)	62.1%	63.7%	(1.6)
Current accident year catastrophe losses	12.7	6.8	5.9	8.4	5.3	3.1
Prior accident years before catastrophe losses	(6.1)	(4.9)	(1.2)	(6.5)	(4.2)	(2.3)
Prior accident years catastrophe losses	(1.0)	(0.3)	(0.7)	(0.9)	(0.6)	(0.3)
Loss and loss expenses	66.8	62.9	3.9	63.1	64.2	(1.1)
Underwriting expenses	31.8	31.3	0.5	31.6	32.0	(0.4)
Combined ratio	98.6%	94.2%	4.4	94.7%	96.2%	(1.5)

Combined ratio	98.6%	94.2%	4.4	94.7%	96.2%	(1.5)
Contribution from catastrophe losses and prior years reserve development	5.6	1.6	4.0	1.0	0.5	0.5
Combined ratio before catastrophe losses and prior years reserve development	93.0%	92.6%	0.4	93.7%	95.7%	(2.0)

Overview
Performance highlights for the commercial lines segment include:

•
Premiums – Earned premiums and net written premiums for the commercial lines segment grew during the second quarter and first six months of 2019, compared with the same periods a year ago, reflecting higher new business premiums and renewal written premium growth that continued to include higher average pricing. The table below analyzes the primary components of premiums. We continue to use predictive analytics tools to improve pricing precision and segmentation while leveraging our local relationships with agents through the efforts of our teams that work closely with them. We seek to maintain appropriate pricing discipline for both new and renewal business as our agents and underwriters assess account quality to make careful decisions on a case-by-case basis whether to write or renew a policy.

Agency renewal written premiums increased by 1% during the second quarter and 2% during the first six months of 2019, compared with the same periods of 2018. During the second quarter of 2019, our overall standard commercial lines policies averaged estimated renewal price increases at percentages in the low-single-digit range, slightly higher than the first quarter of 2019. We continue to segment commercial lines policies, emphasizing identification and retention of policies we believe have relatively stronger pricing. Conversely, we have been seeking stricter renewal terms and conditions on policies we believe have relatively weaker pricing, thus retaining fewer of those policies. We measure average changes in commercial lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for the respective policies.
Our average overall commercial lines renewal pricing change includes the impact of flat pricing for certain coverages within package policies written for a three-year term that were in force but did not expire during the

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

period being measured. Therefore, our reported change in average commercial lines renewal pricing reflects a blend of three-year policies that did not expire and other policies that did expire during the measurement period. For commercial lines policies that did expire and were then renewed during the second quarter of 2019, we estimate that our average percentage price increase for commercial auto continued in the high-single-digit range. The estimated average percentage price change for our commercial property line of business was an increase in the mid-single-digit range and for commercial casualty it was an increase in the low-single-digit range. The estimated average percentage price change for workers' compensation was a decrease in the mid-single-digit range.
Renewal premiums for certain policies, primarily our commercial casualty and workers' compensation lines of business, include the results of policy audits that adjust initial premium amounts based on differences between estimated and actual sales or payroll related to a specific policy. Audits completed during the first six months of 2019 contributed $37 million to net written premiums.
New business written premiums for commercial lines increased $19 million and $35 million during the second quarter and first six months of 2019, compared with the same periods of 2018. The increase reflected growth for each major line of business in our commercial lines insurance segment. Trend analysis for year-over-year comparisons of individual quarters is more difficult to assess for commercial lines new business written premiums, due to inherent variability. That variability is often driven by larger policies with annual premiums greater than $100,000.
Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. For our commercial lines insurance segment, an increase in ceded premiums reduced net written premiums by $5 million and $7 million for the second quarter and first six months of 2019, compared with the same periods of 2018.

Commercial Lines Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2019	2018	% Change	2019	2018	% Change
Agency renewal written premiums	$767	$758	1	$1,566	$1,529	2
Agency new business written premiums	137	118	16	257	222	16
Other written premiums	(25)	(20)	(25)	(48)	(41)	(17)
Net written premiums	879	856	3	1,775	1,710	4
Unearned premium change	(56)	(44)	(27)	(142)	(108)	(31)
Earned premiums	$823	$812	1	$1,633	$1,602	2

•
Combined ratio – The commercial lines second-quarter 2019 combined ratio rose by 4.4 percentage points, compared with the same period a year ago, reflecting an increase of 5.2 points in losses from natural catastrophes. For the first six months of 2019, the combined ratio decreased by 1.5 percentage points, compared with the same period a year ago, despite an increase of 2.8 points in losses from natural catastrophes. Underwriting results for both periods included a higher level of favorable reserve development on prior accident years in addition to better loss experience for the current accident year.

The current accident year loss and loss expenses before catastrophe losses ratio for commercial lines improved in the first six months of 2019. That 62.1% ratio was 1.6 percentage points lower, compared with the 63.7% accident year 2018 ratio measured as of June 30, 2018, including a decrease of 0.9 percentage points in the ratio for large losses of $1 million or more per claim, discussed below.
Catastrophe losses and loss expenses accounted for 11.7 and 7.5 percentage points of the combined ratio for the second quarter and first six months of 2019, compared with 6.5 and 4.7 percentage points for the same periods a year ago. Through 2018, the 10-year annual average for that catastrophe measure for the commercial lines segment was 5.4 percentage points, and the five-year annual average was 5.1 percentage points.
The net effect of reserve development on prior accident years during the second quarter and first six months of 2019 was favorable for commercial lines overall by $58 million and $120 million, compared with $42 million and $77 million for the same periods in 2018. For the first six months of 2019, our commercial casualty and workers' compensation lines of business were the largest contributors to the total commercial lines net favorable reserve development on prior accident years, representing approximately 80% of the total. The net favorable reserve development recognized during the first six months of 2019 for our commercial lines insurance segment was

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

largely for accident years 2016 through 2018 and was primarily due to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2018 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 54.
The commercial lines underwriting expense ratio increased for the second quarter and decreased for the first six months of 2019, compared with the same periods a year ago. The ratios for both 2019 periods are within 0.1 percentage points of our full-year 2018 ratio, and reflect ongoing expense management efforts and higher earned premiums.

Commercial Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended June 30,			Six months ended June 30,
	2019	2018	% Change	2019	2018	% Change
Current accident year losses greater than $5 million	$14	$6	133	$14	$21	(33)
Current accident year losses $1 million - $5 million	41	51	(20)	68	73	(7)
Large loss prior accident year reserve development	3	1	200	16	30	(47)
Total large losses incurred	58	58	—	98	124	(21)
Losses incurred but not reported	(7)	53	nm	36	69	(48)
Other losses excluding catastrophe losses	320	247	30	605	572	6
Catastrophe losses	94	51	84	119	73	63
Total losses incurred	$465	$409	14	$858	$838	2

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	1.7%	0.7%	1.0	0.9%	1.3%	(0.4)
Current accident year losses $1 million - $5 million	5.0	6.2	(1.2)	4.1	4.6	(0.5)
Large loss prior accident year reserve development	0.4	0.2	0.2	1.0	1.8	(0.8)
Total large loss ratio	7.1	7.1	0.0	6.0	7.7	(1.7)
Losses incurred but not reported	(0.9)	6.5	(7.4)	2.2	4.3	(2.1)
Other losses excluding catastrophe losses	38.9	30.4	8.5	37.0	35.7	1.3
Catastrophe losses	11.4	6.3	5.1	7.3	4.6	2.7
Total loss ratio	56.5%	50.3%	6.2	52.5%	52.3%	0.2

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The second-quarter 2019 commercial lines total large losses incurred of $58 million, net of reinsurance, were lower than the quarterly average of $71 million during full-year 2018 and matched the $58 million total large losses incurred for the second quarter of 2018. The decrease in commercial lines large losses for the first six months of 2019 was primarily due to our commercial casualty line of business. The second-quarter 2019 ratio for commercial lines total large losses matched last year's second-quarter ratio. The second-quarter 2019 amount of total large losses incurred helped contribute to the decrease in the six-month 2019 total large loss ratio, compared with 2018, in addition to a first-quarter 2019 ratio that was 3.5 points lower than the first quarter of 2018. We believe results for the three- and six-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

PERSONAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2019	2018	% Change	2019	2018	% Change
Earned premiums	$348	$331	5	$692	$656	5
Fee revenues	1	2	(50)	2	3	(33)
Total revenues	349	333	5	694	659	5
Loss and loss expenses from:
Current accident year before catastrophe losses	216	220	(2)	425	430	(1)
Current accident year catastrophe losses	38	32	19	76	61	25
Prior accident years before catastrophe losses	(11)	15	nm	(16)	14	nm
Prior accident years catastrophe losses	(3)	2	nm	5	2	150
Loss and loss expenses	240	269	(11)	490	507	(3)
Underwriting expenses	104	96	8	203	193	5
Underwriting profit (loss)	$5	$(32)	nm	$1	$(41)	nm

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	62.1%	66.6%	(4.5)	61.4%	65.5%	(4.1)
Current accident year catastrophe losses	11.0	9.6	1.4	10.9	9.3	1.6
Prior accident years before catastrophe losses	(3.2)	4.3	(7.5)	(2.3)	2.1	(4.4)
Prior accident years catastrophe losses	(1.0)	0.6	(1.6)	0.7	0.3	0.4
Loss and loss expenses	68.9	81.1	(12.2)	70.7	77.2	(6.5)
Underwriting expenses	30.0	29.0	1.0	29.4	29.5	(0.1)
Combined ratio	98.9%	110.1%	(11.2)	100.1%	106.7%	(6.6)

Combined ratio	98.9%	110.1%	(11.2)	100.1%	106.7%	(6.6)
Contribution from catastrophe losses and prior years reserve development	6.8	14.5	(7.7)	9.3	11.7	(2.4)
Combined ratio before catastrophe losses and prior years reserve development	92.1%	95.6%	(3.5)	90.8%	95.0%	(4.2)

Overview
Performance highlights for the personal lines segment include:

•
Premiums – Personal lines earned premiums and net written premiums continued to grow during the second quarter and first six months of 2019, primarily due to increases in agency renewal written premiums reflecting higher average pricing. Personal lines net written premiums from high net worth policies totaled approximately $116 million and $193 million for the second quarter and first six months of 2019, compared with $86 million and $150 million for the same periods of 2018. The table below analyzes the primary components of premiums.

Agency renewal written premiums increased 7% for both the second quarter and first six months of 2019, largely due to rate increases in select states. We estimate that premium rates for our personal auto line of business increased at average percentages in the high-single-digit range during the first six months of 2019. For our homeowner line of business, we estimate that premium rates for the first six months of 2019 increased at average percentages in the mid-single-digit range. For both our personal auto and homeowner lines of business, some individual policies experienced lower or higher rate changes based on each risk's specific characteristics and enhanced pricing precision enabled by predictive models.
Personal lines new business written premiums increased by 2% during the second quarter of 2019 and decreased by 4% during the first six months of 2019, compared with the same periods of 2018, reflecting pricing discipline, particularly in select states.
Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. For our personal lines insurance segment, an increase in ceded premiums reduced net written premiums by $3 million and $5 million for the second quarter and first six months of 2019, compared with the same periods of 2018.

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

We continue to implement strategies discussed in our 2018 Annual Report on Form 10-K, Item 1, Strategic Initiatives, Page 14, to enhance our responsiveness to marketplace changes and to help achieve our long-term objectives for personal lines growth and profitability. These strategies include initiatives to more profitably underwrite personal auto policies.

Personal Lines Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2019	2018	% Change	2019	2018	% Change
Agency renewal written premiums	$365	$342	7	$647	$606	7
Agency new business written premiums	47	46	2	82	85	(4)
Other written premiums	(10)	(7)	(43)	(18)	(13)	(38)
Net written premiums	402	381	6	711	678	5
Unearned premium change	(54)	(50)	(8)	(19)	(22)	14
Earned premiums	$348	$331	5	$692	$656	5

•
Combined ratio – Our personal lines combined ratio improved for the second quarter and first six months of 2019, compared with the same periods a year ago. The improvement was primarily due to better experience in the ratio for current accident year loss and loss expenses before catastrophe losses and favorable reserve development on prior accident years. That improvement offset a ratio for weather-related natural catastrophe losses and loss expenses that was 2.0 percentage points worse for the first six months of 2019.

The current accident year loss and loss expenses before catastrophe losses ratio for personal lines improved in the first six months of 2019. That 61.4% ratio was 4.1 percentage points lower, compared with the 65.5% accident year 2018 ratio measured as of June 30, 2018, including a decrease of 0.4 percentage point in the ratio for large losses of $1 million or more per claim, discussed below.
Catastrophe losses and loss expenses accounted for 10.0 and 11.6 percentage points of the combined ratio for the second quarter and first six months of 2019, compared with 10.2 and 9.6 percentage points for the same periods of last year. Through 2018, the 10-year annual average catastrophe loss ratio for the personal lines segment was 10.9 percentage points, and the five-year annual average was 8.9 percentage points.
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
Our homeowner line of business, representing 42% of our 2018 personal lines earned premiums, was the only major line in this segment with a six-month 2019 total loss and loss expense ratio before catastrophe losses significantly higher than we desired, although it improved compared with the prior-year period. Its catastrophe loss experience has been elevated in recent quarters, in part due to wildfire losses that have affected much of the property casualty industry. In recent quarters, our homeowner policies have experienced average renewal price increases at percentages near the high end of the mid-single-digit range. We believe rate increases and other actions to improve pricing precision and reduce loss costs will improve future profitability.
The net effect of reserve development on prior accident years during the second quarter and first six months of 2019 was favorable for personal lines overall by $14 million and $11 million, compared with unfavorable net reserve development of $17 million and $16 million for the same periods of 2018. Our personal auto line of business was the largest contributor to the 2019 total personal lines net favorable reserve development on prior accident years, partially offset by net unfavorable reserve development for our homeowner line of business. The net favorable reserve development was primarily due to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2018 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 54.
The underwriting expense ratio increased for the second quarter and decreased for the first six months of 2019, compared with the same periods a year ago. The ratio for both periods reflects ongoing expense management efforts and higher earned premiums. The six-month 2019 ratio is within 0.3 percentage points of our full-year 2018 ratio.

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

Personal Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended June 30,			Six months ended June 30,
	2019	2018	% Change	2019	2018	% Change
Current accident year losses greater than $5 million	$—	$—	nm	$—	$—	nm
Current accident year losses $1 million - $5 million	10	11	(9)	19	21	(10)
Large loss prior accident year reserve development	1	3	(67)	3	8	(63)
Total large losses incurred	11	14	(21)	22	29	(24)
Losses incurred but not reported	(4)	31	nm	—	30	(100)
Other losses excluding catastrophe losses	167	157	6	330	324	2
Catastrophe losses	34	33	3	79	62	27
Total losses incurred	$208	$235	(11)	$431	$445	(3)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	—%	—%	0.0	—%	—%	0.0
Current accident year losses $1 million - $5 million	2.8	3.5	(0.7)	2.8	3.2	(0.4)
Large loss prior accident year reserve development	0.3	0.8	(0.5)	0.4	1.2	(0.8)
Total large loss ratio	3.1	4.3	(1.2)	3.2	4.4	(1.2)
Losses incurred but not reported	(1.1)	9.4	(10.5)	(0.1)	4.6	(4.7)
Other losses excluding catastrophe losses	48.0	47.3	0.7	47.8	49.4	(1.6)
Catastrophe losses	9.7	10.0	(0.3)	11.4	9.4	2.0
Total loss ratio	59.7%	71.0%	(11.3)	62.3%	67.8%	(5.5)

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the second quarter of 2019, the personal lines total large loss ratio, net of reinsurance, was 1.2 percentage points lower than last year's second quarter. The decrease in personal lines large losses for the first six months of 2019 occurred primarily for our homeowner and other personal lines of business. The second-quarter 2019 amount of total large losses incurred helped contribute to the decrease in the six-month 2019 total large loss ratio, compared with 2018, in addition to a first-quarter 2019 ratio that was 1.2 points lower than the first quarter of 2018. We believe results for the three- and six-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

EXCESS AND SURPLUS LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2019	2018	% Change	2019	2018	% Change
Earned premiums	$67	$57	18	$130	$113	15
Fee revenues	—	1	nm	1	1	0
Total revenues	67	58	16	131	114	15

Loss and loss expenses from:
Current accident year before catastrophe losses	34	33	3	69	63	10
Current accident year catastrophe losses	—	—	0	—	1	nm
Prior accident years before catastrophe losses	(5)	(4)	(25)	(7)	(14)	50
Prior accident years catastrophe losses	—	—	0	—	—	0
Loss and loss expenses	29	29	0	62	50	24
Underwriting expenses	21	16	31	41	33	24
Underwriting profit	$17	$13	31	$28	$31	(10)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	50.8%	56.9%	(6.1)	53.1%	55.8%	(2.7)
Current accident year catastrophe losses	0.7	1.0	(0.3)	0.5	1.4	(0.9)
Prior accident years before catastrophe losses	(6.2)	(9.6)	3.4	(5.2)	(13.3)	8.1
Prior accident years catastrophe losses	(0.2)	0.2	(0.4)	(0.1)	0.1	(0.2)
Loss and loss expenses	45.1	48.5	(3.4)	48.3	44.0	4.3
Underwriting expenses	31.0	29.1	1.9	31.4	29.3	2.1
Combined ratio	76.1%	77.6%	(1.5)	79.7%	73.3%	6.4

Combined ratio	76.1%	77.6%	(1.5)	79.7%	73.3%	6.4
Contribution from catastrophe losses and prior years reserve development	(5.7)	(8.4)	2.7	(4.8)	(11.8)	7.0
Combined ratio before catastrophe losses and prior years reserve development	81.8%	86.0%	(4.2)	84.5%	85.1%	(0.6)

Overview
Performance highlights for the excess and surplus lines segment include:

•
Premiums – Excess and surplus lines net written premiums continued to grow during the second quarter and first six months of 2019, compared with the same periods a year ago, primarily due to an increase in new business written premiums. Agency renewal written premiums also grew. For the first six months of 2019, excess and surplus lines policy renewals experienced estimated average price increases at percentages in the low-single-digit range. We measure average changes in excess and surplus lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies.

New business written premiums produced by agencies increased by $11 million for the second quarter and $21 million for the first six months of 2019, compared with the same periods of 2018. We believe the unusually large increases reflect more opportunities in the marketplace for insurance companies to obtain higher premium rates, plus our additional marketing efforts. Some of what we report as new business came from accounts that were not new to our agents. We believe our agents' seasoned accounts tend to be priced more accurately than business that may be less familiar to them.

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

Excess and Surplus Lines Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2019	2018	% Change	2019	2018	% Change
Agency renewal written premiums	$54	$50	8	$103	$98	5
Agency new business written premiums	28	17	65	54	33	64
Other written premiums	(4)	(3)	(33)	(8)	(6)	(33)
Net written premiums	78	64	22	149	125	19
Unearned premium change	(11)	(7)	(57)	(19)	(12)	(58)
Earned premiums	$67	$57	18	$130	$113	15

•
Combined ratio – The excess and surplus lines combined ratio decreased by 1.5 percentage points for the second quarter of 2019 and increased by 6.4 points for the first six months, compared with the same periods of 2018. The six-month 2019 increase was primarily due to less favorable reserve development on prior accident years.

The current accident year loss and loss expenses before catastrophe losses ratio for excess and surplus lines improved in the first six months of 2019. That 53.1% ratio was 2.7 percentage points lower, compared with the 55.8% accident year 2018 ratio measured as of June 30, 2018, despite an increase of 2.4 percentage points in the ratio for large losses of $1 million or more per claim, discussed below.
Excess and surplus lines net favorable reserve development on prior accident years, as a ratio to earned premiums, was 6.4% and 5.3% for the second quarter and first six months of 2019, compared with 9.4% and 13.2% for the same periods of 2018. The net favorable reserve development recognized during the first six months of 2019 was primarily attributable to accident year 2018 and primarily due to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2018 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 54.
The excess and surplus lines underwriting expense ratio for the second quarter and first six months of 2019 increased, compared with the same periods of 2018, primarily due to higher internal expense allocations that offset higher earned premiums and ongoing expense management efforts.

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

Excess and Surplus Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended June 30,			Six months ended June 30,
	2019	2018	% Change	2019	2018	% Change
Current accident year losses greater than $5 million	$—	$—	nm	$—	$—	nm
Current accident year losses $1 million - $5 million	2	—	nm	3	—	nm
Large loss prior accident year reserve development	1	—	nm	2	—	nm
Total large losses incurred	3	—	nm	5	—	nm
Losses incurred but not reported	(3)	3	nm	(3)	(2)	(50)
Other losses excluding catastrophe losses	18	17	6	36	31	16
Catastrophe losses	—	—	nm	1	1	—
Total losses incurred	$18	$20	(10)	$39	$30	30

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	—%	—%	0.0	—%	—%	0.0
Current accident year losses $1 million - $5 million	3.0	—	3.0	2.4	—	2.4
Large loss prior accident year reserve development	1.5	(0.2)	1.7	1.3	(0.3)	1.6
Total large loss ratio	4.5	(0.2)	4.7	3.7	(0.3)	4.0
Losses incurred but not reported	(4.5)	4.5	(9.0)	(1.9)	(2.1)	0.2
Other losses excluding catastrophe losses	26.7	28.6	(1.9)	27.9	27.4	0.5
Catastrophe losses	0.5	1.0	(0.5)	0.3	1.4	(1.1)
Total loss ratio	27.2%	33.9%	(6.7)	30.0%	26.4%	3.6

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the second quarter of 2019, the excess and surplus lines total ratio for large losses, net of reinsurance, was 4.7 percentage points higher than last year's second quarter. The second-quarter 2019 amount of total large losses incurred helped contribute to the increase in the six-month 2019 total large loss ratio, compared with 2018, in addition to the effect of a first-quarter 2019 ratio that was 3.2 points higher than the first quarter of 2018. We believe results for the three- and six-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

LIFE INSURANCE RESULTS

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2019	2018	% Change	2019	2018	% Change
Earned premiums	$67	$64	5	$133	$124	7
Fee revenues	1	1	0	2	2	0
Total revenues	68	65	5	135	126	7
Contract holders' benefits incurred	73	62	18	143	125	14
Investment interest credited to contract holders'	(25)	(24)	(4)	(49)	(48)	(2)
Underwriting expenses incurred	22	19	16	44	39	13
Total benefits and expenses	70	57	23	138	116	19
Life insurance segment profit (loss)	$(2)	$8	nm	$(3)	$10	nm

Overview
Performance highlights for the life insurance segment include:

•
Revenues – Revenues increased for the six months ended June 30, 2019, compared with the same period a year ago, primarily due to higher earned premiums from term life insurance, our largest life insurance product line.

Net in-force life insurance policy face amounts increased to $68.311 billion at June 30, 2019, from $66.142 billion at year-end 2018.
Fixed annuity deposits received for the three and six months ended June 30, 2019, were $13 million and $20 million, compared with $9 million and $16 million for the same periods of 2018. Fixed annuity deposits have a minimal impact to earned premiums because deposits received are initially recorded as liabilities. Profit is earned over time by way of interest-rate spreads. We do not write variable or equity-indexed annuities.

Life Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2019	2018	% Change	2019	2018	% Change
Term life insurance	$47	$44	7	$92	$85	8
Universal life insurance	10	9	11	20	18	11
Other life insurance and annuity products	10	11	(9)	21	21	0
Net earned premiums	$67	$64	5	$133	$124	7

•
Profitability – Our life insurance segment typically reports a small profit or loss on a GAAP basis because profits from investment income spreads are included in our investment segment results. We include only investment income credited to contract holders (including interest assumed in life insurance policy reserve calculations) in our life insurance segment results. A loss of $3 million for our life insurance segment in the first six months of 2019, compared with a gain of $10 million for the same period of 2018, was primarily due to increased mortality expense and less favorable effects from the unlocking of actuarial assumptions.

Life insurance segment benefits and expenses consist principally of contract holders' (policyholders') benefits incurred related to traditional life and interest-sensitive products and operating expenses incurred, net of deferred acquisition costs. Total benefits increased in the first six months of 2019. Life policy and investment contract reserves increased with continued growth in net in-force life insurance policy face amounts. Mortality results increased, compared with the same period of 2018, and were higher than our 2019 projections.
Underwriting expenses for the first six months of 2019 increased compared with the same period a year ago. For the first six months of 2019, unlocking of interest rate actuarial assumptions decreased the amount of expenses deferred to future periods, increasing underwriting expenses more than occurred in the same period a year ago.

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

We recognize that assets under management, capital appreciation and investment income are integral to evaluating the success of the life insurance segment because of the long duration of life products. On a basis that includes investment income and investment gains or losses from life-insurance-related invested assets, the life insurance company reported net income of $8 million and $18 million for the three and six months ended June 30, 2019, compared with net income of $17 million and $30 million for the same periods of 2018. The life insurance company portfolio had net after-tax investment losses of less than $1 million and $1 million for the three and six months ended June 30, 2019, compared with less than $1 million of net after-tax investment losses for the three and six months ended June 30, 2018.

INVESTMENTS RESULTS

Overview
The investments segment contributes investment income and investment gains and losses to results of operations. Investments traditionally are our primary source of pretax and after-tax profits.

Investment Income
Pretax investment income increased 4% for both the three and six months ended June 30, 2019, compared with the same periods of 2018. Interest income was essentially flat, reflecting net purchases of fixed-maturity securities that generally offset the continuing effects of the low interest rate environment. Higher dividend income reflected rising dividend rates and net purchases of equity securities in recent quarters.

Investments Results

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2019	2018	% Change	2019	2018	% Change
Total investment income, net of expenses	$160	$154	4	$317	$304	4
Investment interest credited to contract holders'	(25)	(24)	(4)	(49)	(48)	(2)
Investment gains and losses, net	364	105	247	1,027	(86)	nm
Investments profit, pretax	$499	$235	112	$1,295	$170	nm

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

(Dollars in millions)	% Yield	Principal redemptions
At June 30, 2019
Fixed-maturity pretax yield profile:
Expected to mature during the remainder of 2019	5.15	$260
Expected to mature during 2020	4.61	634
Expected to mature during 2021	4.33	991
Average yield and total expected maturities from the remainder of 2019 through 2021	4.54	$1,885

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

The table below shows the average pretax yield-to-amortized cost for fixed-maturity securities acquired during the periods indicated. The average yield for total fixed-maturity securities acquired during the first six months of 2019 was higher than the 4.20% average yield-to-amortized cost of the fixed-maturity securities portfolio at the end of 2018. Our fixed-maturity portfolio's average yield of 4.13% for the first six months of 2019, from the investment income table below, was lower than that yield for the year-end 2018 fixed-maturities portfolio.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Average pretax yield-to-amortized cost on new fixed-maturities:
Acquired taxable fixed-maturities	4.56%	4.68%	4.70%	4.40%
Acquired tax-exempt fixed-maturities	3.13	3.72	3.22	3.51
Average total fixed-maturities acquired	4.14	4.59	4.36	4.30

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

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2019	2018	% Change	2019	2018	% Change
Investment income:
Interest	$111	$112	(1)	$222	$222	0
Dividends	50	44	14	96	86	12
Other	2	1	100	5	2	150
Less investment expenses	3	3	0	6	6	0
Investment income, pretax	160	154	4	317	304	4
Less income taxes	25	23	9	49	46	7
Total investment income, after-tax	$135	$131	3	$268	$258	4

Investment returns:
Average invested assets plus cash and cash equivalents	$18,648	$17,271		$18,194	$17,352
Average yield pretax	3.43%	3.57%		3.48%	3.50%
Average yield after-tax	2.90	3.03		2.95	2.97
Effective tax rate	15.6	15.2		15.6	15.3

Fixed-maturity returns:
Average amortized cost	$10,783	$10,458		$10,738	$10,433
Average yield pretax	4.12%	4.28%		4.13%	4.26%
Average yield after-tax	3.43	3.58		3.45	3.56
Effective tax rate	16.6	16.3		16.6	16.3

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

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

The table below summarizes total investment gains and losses, before taxes.

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Investment gains and losses:
Equity securities:
Investment gains and losses on securities sold, net	$11	$4	$23	$7
Unrealized gains and losses on securities still held, net	355	101	999	(97)
Subtotal	366	105	1,022	(90)
Fixed maturities:
Gross realized gains	1	3	3	7
Gross realized losses	(2)	(1)	(2)	(1)
Subtotal	$(1)	2	1	6
Other	(1)	(2)	4	(2)
Total investment gains and losses reported in net income	364	105	1,027	(86)
Change in unrealized investment gains and losses:
Fixed maturities	200	(80)	442	(301)
Total	$564	$25	$1,469	$(387)

Of the 3,828 fixed-maturity securities in the portfolio, one security was trading below 70% of amortized cost at June 30, 2019, with a fair value of $5 million and an unrealized loss of $2 million. Our asset impairment committee regularly monitors the portfolio, including a quarterly review of the entire portfolio for potential OTTI charges. We believe that if liquidity in the markets were to significantly deteriorate or economic conditions were to significantly weaken, we could experience declines in portfolio values and possibly additional OTTI charges.

We had no OTTI charges for either the first six months of 2019 or the first six months of 2018.

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

OTHER
We report as Other the noninvestment operations of the parent company and a noninsurance subsidiary, CFC Investment Company. We also report as Other the underwriting results of Cincinnati Re, our reinsurance assumed operation, and Cincinnati Global, since its acquisition on February 28, 2019. Underwriting results in the table below for Cincinnati Re and Cincinnati Global include earned premiums, loss and loss expenses and underwriting expenses.

Total revenues for the first six months of 2019 for our Other operations increased, compared with the same period of 2018, primarily due to earned premiums from Cincinnati Re and Cincinnati Global, with increases of $27 million and $43 million, respectively. Total expenses for Other increased for the first six months of 2019, primarily due to more losses and loss expenses from Cincinnati Re and Cincinnati Global.

Other loss in the table below represents losses before income taxes. For both periods shown, Other loss resulted largely from interest expense from debt of the parent company.

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2019	2018	% Change	2019	2018	% Change
Interest and fees on loans and leases	$1	$1	0	$3	$2	50
Earned premiums	79	30	163	129	59	119
Other revenues	1	—	nm	1	—	nm
Total revenues	81	31	161	133	61	118
Interest expense	13	13	0	26	26	0
Loss and loss expenses	44	13	238	70	26	169
Underwriting expenses	21	9	133	37	20	85
Operating expenses	4	3	33	12	7	71
Total expenses	82	38	116	145	79	84
Other loss	$(1)	$(7)	86	$(12)	$(18)	33

TAXES
We had $102 million and $274 million of income tax expense for the three and six months ended June 30, 2019, compared with $47 million and $28 million for the same periods of 2018. The effective tax rate for the three and six months ended June 30, 2019, was 19.2% and 19.6% compared with 17.8% and 13.1% for the same periods last year. The change in our effective tax rate between periods was primarily due to changes in our net investment gains and losses as well as changes in our underwriting income. For the three and six months ended June 30, 2019, there was no material impact to our effective tax rate as a result of our Cincinnati Global acquisition.

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

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2019, shareholders' equity was $9.131 billion, compared with $7.833 billion at December 31, 2018. Total debt was $825 million at June 30, 2019, up $5 million from December 31, 2018. At June 30, 2019, cash and cash equivalents totaled $803 million, compared with $784 million at December 31, 2018.

SOURCES OF LIQUIDITY

Subsidiary Dividends
Our lead insurance subsidiary declared dividends of $300 million to the parent company in the first six months of 2019, compared with $200 million for the same period of 2018. For full-year 2018, subsidiary dividends declared totaled $500 million. State of Ohio regulatory requirements restrict the dividends our insurance subsidiary can pay. For full-year 2019, total dividends that our insurance subsidiary could pay to our parent company without regulatory approval are approximately $626 million.

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

The table below shows a summary of operating cash flow for property casualty insurance (direct method):

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2019	2018	% Change	2019	2018	% Change
Premiums collected	$1,443	$1,310	10	$2,792	$2,579	8
Loss and loss expenses paid	(798)	(695)	(15)	(1,622)	(1,409)	(15)
Commissions and other underwriting expenses paid	(383)	(352)	(9)	(897)	(871)	(3)
Cash flow from underwriting	262	263	—	273	299	(9)
Investment income received	107	103	4	220	211	4
Cash flow from operations	$369	$366	1	$493	$510	(3)

Collected premiums for property casualty insurance rose $213 million during the first six months of 2019, compared with the same period in 2018. Loss and loss expenses paid for the 2019 period increased $213 million. Commissions and other underwriting expenses paid increased $26 million, primarily due to higher commissions paid to agencies, reflecting the increase in collected premiums.

We discuss our future obligations for claims payments and for underwriting expenses in our 2018 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 97, and Other Commitments also on Page 97.

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

Capital Resources
At June 30, 2019, our debt-to-total-capital ratio was 8.3%, with $788 million in long-term debt and $37 million in borrowing on our revolving short-term line of credit. That line of credit had a $32 million balance at December 31, 2018. At June 30, 2019, $263 million was available for future cash management needs as part of the general provisions of the line of credit agreement, with another $300 million available as part of an accordion feature. Based on our capital requirements at June 30, 2019, we do not anticipate a material increase in debt levels exceeding the available line of credit amount during the remainder of the year. As a result, we expect changes in our debt-to-total-capital ratio to continue to be largely a function of the contribution of unrealized investment gains or losses to shareholders' equity. As part of our Cincinnati Global acquisition, on February 25, 2019, we entered into an unsecured letter of credit agreement to provide a portion of the capital needed to support its obligations at Lloyd's. The amount of this unsecured letter of credit agreement was $234 million at June 30, 2019.

We provide details of our three long-term notes in this quarterly report Item 1, Note 3 – Fair Value Measurements. None of the notes are encumbered by rating triggers.

Four independent ratings firms award insurer financial strength ratings to our property casualty insurance companies and three firms rate our life insurance company. Those firms made no changes to our parent company debt ratings during the first six months of 2019. Our debt ratings are discussed in our 2018 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, Other Sources of Liquidity, Page 95.

Off-Balance Sheet Arrangements
We do not use any special-purpose financing vehicles or have any undisclosed off-balance sheet arrangements (as that term is defined in applicable SEC rules) that are reasonably likely to have a current or future material effect on the company's financial condition, results of operation, liquidity, capital expenditures or capital resources. Similarly, the company holds no fair-value contracts for which a lack of marketplace quotations would necessitate the use of fair-value techniques.

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

•
Commissions – Commissions paid were $582 million in the first six months of 2019. Commission payments generally track with written premiums, except for annual profit-sharing commissions typically paid during the first quarter of the year.

•
Other underwriting expenses – Many of our underwriting expenses are not contractual obligations, but reflect the ongoing expenses of our business. Noncommission underwriting expenses paid were $315 million in the first six months of 2019.

•
Technology costs – In addition to contractual obligations for hardware and software, we anticipate capitalizing up to $7 million in spending for key technology initiatives in 2019. Capitalized development costs related to key technology initiatives were $4 million in the first six months of 2019. These activities are conducted at our discretion, and we have no material contractual obligations for activities planned as part of these projects.

•
Funds at Lloyd's – From time to time, we may be required to meet certain cash funding requirements on behalf of Cincinnati Global. During the first half of 2019, the parent company paid $50 million to Lloyd's.

There were no contributions to our qualified pension plan during the first six months of 2019.

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

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

Uses of Capital
Uses of cash to enhance shareholder return include dividends to shareholders. In February 2019, the board of directors declared regular quarterly cash dividends of 56 cents per share for an indicated annual rate of $2.24 per share. During the first six months of 2019, we used $175 million to pay cash dividends to shareholders.

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

Total gross reserves at June 30, 2019, increased $308 million compared with December 31, 2018. Case loss reserves for losses increased $161 million, IBNR loss reserves increased by $140 million and loss expense reserves increased by $7 million. The total gross increase was primarily due to the inclusion of reserves for recently acquired Cincinnati Global.

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

Property Casualty Gross Reserves

(Dollars in millions)	Loss reserves		Loss expense reserves	Total gross reserves
	Case reserves	IBNR reserves			Percent of total
At June 30, 2019
Commercial lines insurance:
Commercial casualty	$911	$676	$605	$2,192	36.8%
Commercial property	295	55	63	413	6.9
Commercial auto	390	175	139	704	11.8
Workers' compensation	393	520	92	1,005	16.9
Other commercial	108	6	67	181	3.0
Subtotal	2,097	1,432	966	4,495	75.4
Personal lines insurance:
Personal auto	228	57	75	360	6.1
Homeowner	158	21	37	216	3.6
Other personal	47	61	5	113	1.9
Subtotal	433	139	117	689	11.6
Excess and surplus lines insurance	133	93	93	319	5.4
Cincinnati Re	45	168	2	215	3.6
Cincinnati Global	177	57	2	236	4.0
Total	$2,885	$1,889	$1,180	$5,954	100.0%
At December 31, 2018
Commercial lines insurance:
Commercial casualty	$981	$647	$604	$2,232	39.5%
Commercial property	270	12	60	342	6.1
Commercial auto	402	152	141	695	12.3
Workers' compensation	384	542	92	1,018	18.0
Other commercial	99	7	73	179	3.2
Subtotal	2,136	1,360	970	4,466	79.1
Personal lines insurance:
Personal auto	240	50	72	362	6.3
Homeowner	152	9	40	201	3.6
Other personal	46	65	5	116	2.1
Subtotal	438	124	117	679	12.0
Excess and surplus lines insurance	118	96	84	298	5.3
Cincinnati Re	32	169	2	203	3.6
Total	$2,724	$1,749	$1,173	$5,646	100.0%

LIFE POLICY AND INVESTMENT CONTRACT RESERVES
Gross life policy and investment contract reserves were $2.798 billion at June 30, 2019, compared with $2.779 billion at year-end 2018, reflecting continued growth in life insurance policies in force. We discuss our life insurance reserving practices in our 2018 Annual Report on Form 10-K, Item 7, Life Insurance Policyholder Obligations and Reserves, Page 104.

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

OTHER MATTERS

SIGNIFICANT ACCOUNTING POLICIES
Our significant accounting policies are discussed in our 2018 Annual Report on Form 10-K, Item 8, Note 1, Summary of Significant Accounting Policies, Page 128, and updated in this quarterly report Item 1, Note 1, Accounting Policies.

In conjunction with those discussions, in the Management's Discussion and Analysis in the 2018 Annual Report on Form 10-K, management reviewed the estimates and assumptions used to develop reported amounts related to the most significant policies. Management discussed the development and selection of those accounting estimates with the audit committee of the board of directors.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our greatest exposure to market risk is through our investment portfolio. Market risk is the potential for a decrease in securities' fair value resulting from broad yet uncontrollable forces such as: inflation, economic growth or recession, interest rates, world political conditions or other widespread unpredictable events. It is comprised of many individual risks that, when combined, create a macroeconomic impact.

Our view of potential risks and our sensitivity to such risks is discussed in our 2018 Annual Report on Form 10-K, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, Page 113.

The fair value of our investment portfolio was $18.332 billion at June 30, 2019, up $1.723 billion from year-end 2018, including a $631 million increase in the fixed-maturity portfolio and a $1.092 billion increase in the equity portfolio.

(Dollars in millions)	At June 30, 2019				At December 31, 2018
	Cost or amortized cost	Percent of total	Fair value	Percent of total	Cost or amortized cost	Percent of total	Fair value	Percent of total
Taxable fixed maturities	$7,032	49.1%	$7,331	40.0%	$6,920	49.4%	$6,926	41.7%
Tax-exempt fixed maturities	3,800	26.6	3,989	21.8	3,723	26.6	3,763	22.6
Common equities	3,298	23.1	6,821	37.2	3,195	22.8	5,742	34.6
Nonredeemable preferred equities	173	1.2	191	1.0	173	1.2	178	1.1
Total	$14,303	100.0%	$18,332	100.0%	$14,011	100.0%	$16,609	100.0%

At June 30, 2019, our consolidated investment portfolio included $5 million of assets for which values are based on prices or valuation techniques that require significant management judgment (Level 3 assets). This represented less than 1% of investment portfolio assets measured at fair value. See Item 1, Note 3, Fair Value Measurements, for additional discussion of our valuation techniques. We have generally obtained and evaluated two nonbinding quotes from brokers; then, our investment professionals determined our best estimate of fair value. These investments include private placements, small issues and various thinly traded securities.

In addition to our investment portfolio, the total investments amount reported in our condensed consolidated balance sheets includes Other invested assets. Other invested assets included $33 million of life policy loans, $145 million in Lloyd's deposits, $63 million of private equity investments and $30 million of real estate through direct property ownership and development projects in the United States at June 30, 2019.

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

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

In the first six months of 2019, the increase in fair value of our fixed-maturity portfolio reflected both net purchases of securities and an increase in net unrealized gains, primarily due to a decrease in interest rates and a narrowing of corporate credit spreads. At June 30, 2019, our fixed-maturity portfolio with an average rating of A2/A was valued at 104.5% of its amortized cost, compared with 100.4% at December 31, 2018.

At June 30, 2019, our investment-grade and noninvestment-grade fixed-maturity securities represented 86.2% and 2.5% of the portfolio, respectively. The remaining 11.3% represented fixed-maturity securities that were not rated by Moody's or S&P Global Ratings.

Attributes of the fixed-maturity portfolio include:

	At June 30, 2019		At December 31, 2018
Weighted average yield-to-amortized cost	4.13%		4.20%
Weighted average maturity	7.8	yrs	7.6	yrs
Effective duration	5.0	yrs	5.2	yrs

We discuss maturities of our fixed-maturity portfolio in our 2018 Annual Report on Form 10-K, Item 8, Note 2, Investments, Page 137, and in this quarterly report Item 2, Investments Results.

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

TAXABLE FIXED MATURITIES
Our taxable fixed-maturity portfolio, with a fair value of $7.331 billion at June 30, 2019, included:

(Dollars in millions)	At June 30, 2019	At December 31, 2018
Investment-grade corporate	$5,799	$5,464
States, municipalities and political subdivisions	560	541
Commercial mortgage backed	301	288
Government sponsored enterprises	282	310
Noninvestment-grade corporate	272	246
United States government	100	67
Foreign government	17	10
Total	$7,331	$6,926

Our strategy is to buy, and typically hold, fixed-maturity investments to maturity, but we monitor credit profiles and fair value movements when determining holding periods for individual securities. With the exception of United States agency issues that include government-sponsored enterprises, no individual issuer's securities accounted for more than 1.1% of the taxable fixed-maturity portfolio at June 30, 2019. Our investment-grade corporate bonds had an average rating of Baa2 by Moody's or BBB by S&P Global Ratings and represented 79.1% of the taxable fixed-maturity portfolio's fair value at June 30, 2019, compared with 78.9% at year-end 2018.

The heaviest concentration in our investment-grade corporate bond portfolio, based on fair value at
June 30, 2019, was the financial sector. It represented 45.8% of our investment-grade corporate bond portfolio, compared with 47.1% at year-end 2018. No other sector exceeded 10% of our investment-grade corporate bond portfolio.

Our taxable fixed-maturity portfolio at June 30, 2019, included $301 million of commercial mortgage-backed securities with an average rating of Aa1/AA.

TAX-EXEMPT FIXED MATURITIES
At June 30, 2019, we had $3.989 billion of tax-exempt fixed-maturity securities with an average rating of Aa2/AA by Moody's and S&P Global Ratings. We traditionally have purchased municipal bonds focusing on general obligation and essential services issues, such as water, waste disposal or others. The portfolio is well diversified among approximately 1,450 municipal bond issuers. No single municipal issuer accounted for more than 0.6% of the tax-exempt fixed-maturity portfolio at June 30, 2019.

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

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

The table below summarizes the effect of hypothetical changes in interest rates on the fair value of the fixed-maturity portfolio:

(Dollars in millions)	Effect from interest rate change in basis points
	-200	-100	-	100	200
At June 30, 2019	$12,444	$11,875	$11,320	$10,743	$10,168
At December 31, 2018	$11,793	$11,245	$10,689	$10,121	$9,576

The effective duration of the fixed-maturity portfolio as of June 30, 2019, was 5.0 years, down from 5.2 years at year-end 2018. The above table is a theoretical presentation showing that an instantaneous, parallel shift in the yield curve of 100 basis points could produce an approximately 5.0% change in the fair value of the fixed-maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value are to changes in the general level of interest rates, exclusive of call features. The fair values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.

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

EQUITY INVESTMENTS
Our equity investments, with a fair value totaling $7.012 billion at June 30, 2019, included $6.821 billion of common stock securities of companies generally with strong indications of paying and growing their dividends. Other criteria we evaluate include increasing sales and earnings, proven management and a favorable outlook. We believe our equity investment style is an appropriate long-term strategy. While our long-term financial position would be affected by prolonged changes in the market valuation of our investments, we believe our strong surplus position and cash flow provide a cushion against short-term fluctuations in valuation. Continued payment of cash dividends by the issuers of our common equity holdings can provide a floor to their valuation.

The table below summarizes the effect of hypothetical changes in market prices on fair value of our equity portfolio.

(Dollars in millions)	Effect from market price change in percent
	-30%	-20%	-10%	—	10%	20%	30%
At June 30, 2019	$4,908	$5,610	$6,311	$7,012	$7,713	$8,414	$9,116
At December 31, 2018	$4,144	$4,736	$5,328	$5,920	$6,512	$7,104	$7,696

At June 30, 2019, Microsoft Corporation (Nasdaq:MSFT) was our largest single common stock holding with a fair value of $336 million, or 4.9% of our publicly traded common stock portfolio and 1.8% of the total investment portfolio. Thirty-eight holdings among nine different sectors each had a fair value greater than $100 million.

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

Common Stock Portfolio Industry Sector Distribution

	Percent of common stock portfolio
	At June 30, 2019		At December 31, 2018
	Cincinnati Financial	S&P 500 Industry Weightings	Cincinnati Financial	S&P 500 Industry Weightings
Sector:
Information technology	22.5%	21.5%	20.9%	20.1%
Financial	15.4	13.0	15.6	13.3
Industrials	13.0	9.4	12.5	9.2
Healthcare	12.8	14.2	14.9	15.6
Consumer discretionary	10.3	10.2	10.5	10.0
Energy	6.9	5.1	6.7	5.3
Consumer staples	5.8	7.3	5.6	7.4
Materials	4.8	2.8	4.9	2.7
Telecomm services	3.5	10.2	3.5	10.1
Utilities	2.5	3.3	2.7	3.3
Real Estate	2.5	3.0	2.2	3.0
Total	100.0%	100.0%	100.0%	100.0%

UNREALIZED INVESTMENT GAINS AND LOSSES
At June 30, 2019, unrealized investment gains before taxes for the fixed-maturity portfolio totaled $502 million and unrealized investment losses amounted to $14 million before taxes.

The $488 million net unrealized gain position in our fixed-maturity portfolio at June 30, 2019, increased in the first six months of 2019, primarily due to a decrease in interest rates and a narrowing of corporate credit spreads. The net gain position for our current fixed-maturity holdings will naturally decline over time as individual securities mature. In addition, changes in interest rates can cause rapid, significant changes in fair values of fixed-maturity securities and the net gain position, as discussed in Quantitative and Qualitative Disclosures About Market Risk.

For federal income tax purposes, taxes on gains from appreciated investments generally are not due until securities are sold. We believe that the appreciated value of equity securities, compared with the cost of securities that is generally used as a tax basis, is a useful measure to help evaluate how fair value can change over time. On this basis, the net unrealized investment gains at June 30, 2019, consisted of a net gain position in our equity portfolio of $3.541 billion. Events or factors such as economic growth or recession can affect the fair value and unrealized investment gains of our equity securities. The five largest holdings in our common stock portfolio were Microsoft Corporation (Nasdaq:MSFT), Apple Inc. (Nasdaq:AAPL), JP Morgan Chase & Co. (NYSE:JPM), BlackRock Inc. (NYSE:BLK) and Cisco Systems (Nasdaq:SCO), which had a combined fair value of $1.285 billion.

Unrealized Investment Losses
We expect the number of fixed-maturity securities trading below amortized cost to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, amortized costs for some securities are revised through OTTI recognized in prior periods. At June 30, 2019, 136 of the 3,828 fixed-maturity securities we owned had fair values below amortized cost, compared with 1,262 of the 3,606 securities we owned at year-end 2018. The 136 holdings with fair values below cost or amortized cost at June 30, 2019, represented 4.8% of the fair value of our fixed-maturity investment portfolio and $14 million in unrealized losses.

•
129 of the 136 holdings had fair value between 90% and 100% of amortized cost at June 30, 2019. These primarily consist of securities whose current valuation is largely the result of interest rate factors. The fair value of these 129 securities was $516 million, and they accounted for $7 million in unrealized losses.

•
6 of the 136 fixed-maturity holdings had fair value between 70% and 90% of amortized cost at June 30, 2019. We believe the six fixed-maturity securities will continue to pay interest and ultimately pay principal upon maturity. The issuers of these six securities have strong cash flow to service their debt and meet their

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

contractual obligation to make principal payments. The fair value of these securities was $24 million, and they accounted for $5 million in unrealized losses.

•
1 of the 136 fixed-maturity holdings had fair value below 70% of amortized cost at June 30, 2019. We believe the fixed-maturity security will continue to pay interest and ultimately pay principal upon maturity. The fair value of this security was $5 million, and it accounted for $2 million in unrealized losses.

The table below reviews fair values and unrealized losses by investment category and by the overall duration of the securities' continuous unrealized loss position.

(Dollars in millions)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At June 30, 2019	value	losses	value	losses	value	losses
Fixed maturity securities:
Corporate	$78	$2	$294	$11	$372	$13
States, municipalities and political subdivisions	13	—	21	—	34	—
Commercial mortgage-backed	—	—	5	—	5	—
Government-sponsored enterprises	7	—	117	1	124	1
United States government	5	—	4	—	9	—
Foreign government	1	—	—	—	1	—
Total	$104	$2	$441	$12	$545	$14
At December 31, 2018
Fixed maturity securities:
Corporate	$2,082	$51	$501	$36	$2,583	$87
States, municipalities and political subdivisions	823	18	340	13	1,163	31
Commercial mortgage-backed	77	—	64	2	141	2
Government-sponsored enterprises	49	1	211	6	260	7
United States government	—	—	33	1	33	1
Total	$3,031	$70	$1,149	$58	$4,180	$128

At June 30, 2019, 100 fixed-maturity securities with a total unrealized loss of $12 million had been in an unrealized loss position for 12 months or more. Of that total, one fixed-maturity security had a fair value below 70% of amortized cost and accounted for $2 million in unrealized losses; five fixed-maturity securities with a fair value of $21 million had a fair value from 70% to less than 90% of amortized cost and accounted for $4 million in unrealized losses; and 94 fixed-maturity securities with a fair value of $415 million had fair values from 90% to less than 100% of amortized cost and accounted for $6 million in unrealized losses.

At June 30, 2019, applying our invested asset impairment policy, we determined that the total of $12 million, for securities in an unrealized loss position for 12 months or more in the table above, was not other-than-temporarily impaired.

During the second quarter of 2019, no securities were written down through an impairment charge and none were written down during the first quarter of 2019. Similarly, OTTI resulted in no noncash charges for the three and six months ended June 30, 2018.

During full-year 2018, we wrote down one security and recorded $5 million in OTTI charges. At December 31, 2018, 400 fixed-maturity investments with a total unrealized loss of $58 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity investments had fair values below 70% of amortized cost.

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

The following table summarizes the investment portfolio by severity of decline:

(Dollars in millions)	Number of issues	Cost or amortized cost	Fair value	Gross unrealized gain (loss)	Gross investment income
At June 30, 2019
Taxable fixed maturities:
Fair valued below 70% of amortized cost	1	$7	$5	$(2)	$—
Fair valued at 70% to less than 100% of amortized cost	123	532	520	(12)	9
Fair valued at 100% and above of amortized cost	1,631	6,493	6,806	313	145
Investment income on securities sold in current year	—	—	—	—	8
Total	1,755	7,032	7,331	299	162
Tax-exempt fixed maturities:
Fair valued below 70% of amortized cost	—	—	—	—	—
Fair valued at 70% to less than 100% of amortized cost	12	20	20	—	—
Fair valued at 100% and above of amortized cost	2,061	3,780	3,969	189	59
Investment income on securities sold in current year	—	—	—	—	1
Total	2,073	3,800	3,989	189	60
Fixed-maturities summary:
Fair valued below 70% of cost or amortized cost	1	7	5	(2)	—
Fair valued at 70% to less than 100% of cost or amortized cost	135	552	540	(12)	9
Fair valued at 100% and above of cost or amortized cost	3,692	10,273	10,775	502	204
Investment income on securities sold in current year	—	—	—	—	9
Total	3,828	$10,832	$11,320	$488	$222

At December 31, 2018
Fixed-maturities summary:
Fair valued below 70% of cost or amortized cost	—	$—	$—	$—	$—
Fair valued at 70% to less than 100% of cost or amortized cost	1,262	4,308	4,180	(128)	147
Fair valued at 100% and above of cost or amortized cost	2,344	6,335	6,509	174	269
Investment income on securities sold in current year	—	—	—	—	28
Total	3,606	$10,643	$10,689	$46	$444

See our 2018 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Asset Impairment, Page 58.

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures – The company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)).

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company's management, with the participation of the company's chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of June 30, 2019. Based upon that evaluation, the company's chief executive officer and chief financial officer concluded that the design and operation of the company's disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure:

•
that information required to be disclosed in the company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and

•
that such information is accumulated and communicated to the company's management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

Changes in Internal Control over Financial Reporting – During the three months ended June 30, 2019, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On February 28, 2019, we completed the acquisition of MSP, rebranded as Cincinnati Global effective May 1, 2019. Cincinnati Global's existing disclosure controls and procedures supported our financial reporting as of June 30, 2019. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we have elected to exclude Cincinnati Global from our evaluation as permitted under SEC rules. We are currently in the process of evaluating and integrating Cincinnati Global's internal controls over financial reporting with ours. We expect to complete this integration by December 31, 2019.

Part II – Other Information
Item 1.    Legal Proceedings
Neither the company nor any of our subsidiaries are involved in any litigation believed to be material other than ordinary, routine litigation incidental to the nature of our business.

Item 1A.    Risk Factors
Our risk factors have not changed materially since they were described in our 2018 Annual Report on Form 10-K filed February 22, 2019, and are incorporated herein by reference, except we no longer have risks or uncertainties associated with the timely or successful completion of the acquisition of MSP. This transaction was completed as reported on Form 8-K filed February 28, 2019.

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any of our shares that were not registered under the Securities Act during the first six months of 2019. Our repurchase program was expanded on October 22, 2007, to increase our repurchase authorization to approximately 13 million shares. Our repurchase program does not have an expiration date. On January 26, 2018, an additional 15 million shares were authorized, resulting in 15,476,785 shares available for purchase under our programs at June 30, 2019.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1-30, 2019	—	$—	—	15,476,785
May 1-31, 2019	—	—	—	15,476,785
June 1-30, 2019	—	—	—	15,476,785
Totals	—	—	—

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

Item 6.    Exhibits

Exhibit No.	Exhibit Description
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

31A	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Executive Officer
31B	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Financial Officer
32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Cincinnati Financial Corporation Second-Quarter 2019 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINCINNATI FINANCIAL CORPORATION
Date: July 30, 2019

/S/ Michael J. Sewell
Michael J. Sewell, CPA
Chief Financial Officer, Senior Vice President and Treasurer
(Principal Accounting Officer)

Cincinnati Financial Corporation Second-Quarter 2019 10-Q