Form 10-Q
period 2019-09-30
CINCINNATI FINANCIAL CORP
filed 2019-10-25
CIK 20286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
 (Mark one)
☑       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2019.
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
☐Yes ☑ No
As of October 18, 2019, there were 163,374,035 shares of common stock outstanding.

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED September 30, 2019

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

Part I – Financial Information
Item 1.    Financial Statements (unaudited)

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

(Dollars in millions, except per share data)	September 30,	December 31,
	2019	2018
Assets
Investments
Fixed maturities, at fair value (amortized cost: 2019—$11,012; 2018—$10,643)	$11,600	$10,689
Equity securities, at fair value (cost: 2019—$3,548; 2018—$3,368)	7,176	5,920
Other invested assets	283	123
Total investments	19,059	16,732
Cash and cash equivalents	787	784
Investment income receivable	125	132
Finance receivable	78	71
Premiums receivable	1,839	1,644
Reinsurance recoverable	524	484
Prepaid reinsurance premiums	60	44
Deferred policy acquisition costs	783	738
Land, building and equipment, net, for company use (accumulated depreciation: 2019—$269; 2018—$265)	207	195
Other assets	402	308
Separate accounts	878	803
Total assets	$24,742	$21,935

Liabilities
Insurance reserves
Loss and loss expense reserves	$6,056	$5,707
Life policy and investment contract reserves	2,816	2,779
Unearned premiums	2,859	2,516
Other liabilities	905	804
Deferred income tax	972	627
Note payable	38	32
Long-term debt and lease obligations	847	834
Separate accounts	878	803
Total liabilities	15,371	14,102

Commitments and contingent liabilities (Note 12)

Shareholders' Equity
Common stock, par value—$2 per share; (authorized: 2019 and 2018—500 million shares; issued: 2019 and 2018—198.3 million shares)	397	397
Paid-in capital	1,295	1,281
Retained earnings	8,722	7,625
Accumulated other comprehensive income	442	22
Treasury stock at cost (2019—34.9 million shares and 2018—35.5 million shares)	(1,485)	(1,492)
Total shareholders' equity	9,371	7,833
Total liabilities and shareholders' equity	$24,742	$21,935

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Income

(Dollars in millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues
Earned premiums	$1,446	$1,298	$4,163	$3,852
Investment income, net of expenses	161	154	478	458
Investment gains and losses, net	86	458	1,113	372
Fee revenues	4	3	11	11
Other revenues	3	2	7	4
Total revenues	1,700	1,915	5,772	4,697
Benefits and Expenses
Insurance losses and contract holders' benefits	932	879	2,728	2,616
Underwriting, acquisition and insurance expenses	455	401	1,296	1,199
Interest expense	14	14	40	40
Other operating expenses	5	3	17	10
Total benefits and expenses	1,406	1,297	4,081	3,865
Income Before Income Taxes	294	618	1,691	832
Provision (Benefit) for Income Taxes
Current	28	(98)	84	(37)
Deferred	18	163	236	130
Total provision for income taxes	46	65	320	93
Net Income	$248	$553	$1,371	$739
Per Common Share
Net income—basic	$1.51	$3.40	$8.40	$4.53
Net income—diluted	1.49	3.38	8.30	4.49

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net Income	$248	$553	$1,371	$739
Other Comprehensive Income (Loss)
Change in unrealized gains on investments, net of tax (benefit) of $21, ($17), $114 and ($81), respectively	79	(60)	428	(297)
Amortization of pension actuarial loss and prior service cost, net of tax of $0, $0, $0 and $0, respectively	—	—	1	1
Change in life deferred acquisition costs, life policy reserves and other, net of tax (benefit) of $0, $0, ($2) and $2, respectively	(1)	1	(9)	7
Other comprehensive income (loss)	78	(59)	420	(289)
Comprehensive Income	$326	$494	$1,791	$450

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Common Stock
Beginning of period	$397	$397	$397	$397
Share-based awards	—	—	—	—
End of period	397	397	397	397

Paid-In Capital
Beginning of period	1,286	1,266	1,281	1,265
Share-based awards	1	—	(12)	(17)
Share-based compensation	7	6	23	22
Other	1	1	3	3
End of period	1,295	1,273	1,295	1,273

Retained Earnings
Beginning of period	8,566	7,696	7,625	5,180
Cumulative effect of change in accounting for equity securities as of January 1, 2018	—	—	—	2,503
Adjusted beginning of year	8,566	7,696	7,625	7,683
Net income	248	553	1,371	739
Dividends declared (per share of $0.56, $0.53, $1.68 and $1.59, respectively)	(92)	(85)	(274)	(258)
End of period	8,722	8,164	8,722	8,164

Accumulated Other Comprehensive Income (Loss)
Beginning of period	364	55	22	2,788
Cumulative effect of change in accounting for equity securities as of January 1, 2018	—	—	—	(2,503)
Adjusted beginning of year	364	55	22	285
Other comprehensive income (loss)	78	(59)	420	(289)
End of period	442	(4)	442	(4)

Treasury Stock
Beginning of period	(1,482)	(1,498)	(1,492)	(1,387)
Share-based awards	3	2	19	18
Shares acquired - share repurchase authorization	(5)	—	(5)	(125)
Shares acquired - share-based compensation plans	(2)	(1)	(9)	(4)
Other	1	1	2	2
End of period	(1,485)	(1,496)	(1,485)	(1,496)

Total Shareholders' Equity	$9,371	$8,334	$9,371	$8,334

(In millions)
Common Stock - Shares Outstanding
Beginning of period	163.3	162.6	162.8	163.9
Share-based awards	0.1	0.1	0.6	0.6
Shares acquired - share repurchase authorization	—	—	—	(1.8)
End of period	163.4	162.7	163.4	162.7

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

(Dollars in millions)	Nine months ended September 30,
	2019	2018
Cash Flows From Operating Activities
Net income	$1,371	$739
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54	48
Investment gains and losses, net	(1,103)	(367)
Share-based compensation	23	22
Interest credited to contract holders'	31	37
Deferred income tax expense	236	130
Changes in:
Investment income receivable	7	5
Premiums and reinsurance receivable	(156)	(114)
Deferred policy acquisition costs	(69)	(53)
Other assets	(36)	(22)
Loss and loss expense reserves	72	305
Life policy and investment contract reserves	79	68
Unearned premiums	255	187
Other liabilities	39	(37)
Current income tax receivable/payable	77	(122)
Net cash provided by operating activities	880	826
Cash Flows From Investing Activities
Sale of fixed maturities	61	6
Call or maturity of fixed maturities	988	920
Sale of equity securities	194	293
Purchase of fixed maturities	(1,345)	(1,250)
Purchase of equity securities	(341)	(311)
Investment in finance receivables	(25)	(25)
Collection of finance receivables	20	18
Investment in buildings and equipment	(22)	(14)
Change in other invested assets, net	(56)	(17)
Net cash used in investing activities	(526)	(380)
Cash Flows From Financing Activities
Payment of cash dividends to shareholders	(265)	(251)
Shares acquired - share repurchase authorization	(5)	(125)
Changes in note payable	6	6
Proceeds from stock options exercised	9	7
Contract holders' funds deposited	67	62
Contract holders' funds withdrawn	(133)	(133)
Other	(30)	(53)
Net cash used in financing activities	(351)	(487)
Net change in cash and cash equivalents	3	(41)
Cash and cash equivalents at beginning of year	784	657
Cash and cash equivalents at end of period	$787	$616
Supplemental Disclosures of Cash Flow Information:
Interest paid	$27	$27
Income taxes paid	3	82
Noncash Activities
Equipment acquired under capital lease obligations	$6	$14
Cashless exercise of stock options	9	4
Other assets and other liabilities	65	38

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — Accounting Policies
The condensed consolidated financial statements include the accounts of Cincinnati Financial Corporation and its consolidated subsidiaries, each of which is wholly owned. These statements are presented in conformity with accounting principles generally accepted in the United States of America (GAAP). Effective February 28, 2019, the company acquired MSP Underwriting Limited (MSP), a London-based, global specialty underwriter. MSP was rebranded as Cincinnati Global Underwriting Ltd.SM (Cincinnati Global) effective May 1, 2019, reflecting its new identity as a subsidiary of the company. Refer to Note 14, Acquisition, for additional information. The interim condensed consolidated financial statements include Cincinnati Global's results for the period from February 28, 2019, through September 30, 2019. Foreign exchange rates related to Cincinnati Global's operations did not have a material impact to our condensed consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.

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

Our September 30, 2019, condensed consolidated financial statements are unaudited. We believe that we have made all adjustments, consisting only of normal recurring accruals, that are necessary for fair presentation. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our 2018 Annual Report on Form 10-K. The results of operations for interim periods do not necessarily indicate results to be expected for the full year.

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

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

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

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

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

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

NOTE 2 – Investments
The following table provides amortized cost, gross unrealized gains, gross unrealized losses and fair value for our fixed-maturity securities:

(Dollars in millions)	Amortized cost	Gross unrealized		Fair value
At September 30, 2019		gains	losses
Fixed maturity securities:
Corporate	$6,108	$315	$13	$6,410
States, municipalities and political subdivisions	4,322	268	—	4,590
Commercial mortgage-backed	290	15	—	305
Government-sponsored enterprises	162	—	—	162
United States government	106	3	—	109
Foreign government	24	—	—	24
Total	$11,012	$601	$13	$11,600
At December 31, 2018
Fixed maturity securities:
Corporate	$5,712	$85	$87	$5,710
States, municipalities and political subdivisions	4,251	84	31	4,304
Commercial mortgage-backed	287	3	2	288
Government-sponsored enterprises	316	1	7	310
United States government	67	1	1	67
Foreign government	10	—	—	10
Total	$10,643	$174	$128	$10,689

The net unrealized investment gains in our fixed-maturity portfolio at September 30, 2019, are primarily due to a decrease in interest rates. Our commercial mortgage-backed securities had an average rating of Aa1/AA at September 30, 2019, and December 31, 2018. At September 30, 2019, Microsoft Corporation (Nasdaq:MSFT) was our largest single equity holding with a fair value of $349 million, which was 5.0% of our publicly traded common equities portfolio and 1.9% of the total investment portfolio.

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

The table below provides fair values and gross unrealized losses by investment category and by the duration of the securities' continuous unrealized loss positions:

(Dollars in millions)	Less than 12 months		12 months or more		Total
At September 30, 2019	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
Corporate	$254	$4	$198	$9	$452	$13
States, municipalities and political subdivisions	9	—	13	—	22	—
Government-sponsored enterprises	19	—	78	—	97	—
United States government	5	—	4	—	9	—
Foreign government	12	—	—	—	12	—
Total	$299	$4	$293	$9	$592	$13
At December 31, 2018
Fixed maturity securities:
Corporate	$2,082	$51	$501	$36	$2,583	$87
States, municipalities and political subdivisions	823	18	340	13	1,163	31
Commercial mortgage-backed	77	—	64	2	141	2
Government-sponsored enterprises	49	1	211	6	260	7
United States government	—	—	33	1	33	1
Total	$3,031	$70	$1,149	$58	$4,180	$128

Contractual maturity dates for fixed-maturities investments were:

(Dollars in millions)	Amortized cost	Fair value	% of fair value
At September 30, 2019
Maturity dates:
Due in one year or less	$470	$475	4.1%
Due after one year through five years	3,058	3,165	27.3
Due after five years through ten years	3,868	4,081	35.2
Due after ten years	3,616	3,879	33.4
Total	$11,012	$11,600	100.0%

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

The following table provides investment income and investment gains and losses, net:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Investment income:
Interest	$110	$111	$332	$333
Dividends	50	45	146	131
Other	5	1	10	3
Total	165	157	488	467
Less investment expenses	4	3	10	9
Total	$161	$154	$478	$458

Investment gains and losses, net:
Equity securities:
Investment gains and losses on securities sold, net	$—	$8	$27	$17
Unrealized gains and losses on securities still held, net	89	450	1,084	351
Subtotal	89	458	1,111	368
Fixed maturities:
Gross realized gains	6	2	9	9
Gross realized losses	(1)	(1)	(3)	(2)
Other-than-temporary impairments	(6)	—	(6)	—
Subtotal	(1)	1	—	7

Other	(2)	(1)	2	(3)
Total	$86	$458	$1,113	$372

During the three and nine months ended September 30, 2019, there were two fixed-maturity securities other-than-temporarily impaired. During the three and nine months ended September 30, 2018, there were no fixed-maturity securities other-than-temporarily impaired. There were no credit losses on fixed-maturity securities for which a portion of other-than-temporary impairment (OTTI) has been recognized in other comprehensive income for the three and nine months ended September 30, 2019 and 2018.

At September 30, 2019, 62 fixed-maturity securities with a total unrealized loss of $9 million had been in an unrealized loss position for 12 months or more. Of that total, two fixed-maturity securities had a fair value below 70% of amortized cost. At December 31, 2018, 400 fixed-maturity securities with a total unrealized loss of $58 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity securities had fair values below 70% of amortized cost.

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

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

Fair Value Disclosures for Assets
The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis at September 30, 2019, and December 31, 2018. We do not have any liabilities carried at fair value. There were no transfers between Level 1 and Level 2.

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At September 30, 2019
Fixed maturities, available for sale:
Corporate	$—	$6,410	$—	$6,410
States, municipalities and political subdivisions	—	4,590	—	4,590
Commercial mortgage-backed	—	305	—	305
Government-sponsored enterprises	—	162	—	162
United States government	109	—	—	109
Foreign government	—	24	—	24
Subtotal	109	11,491	—	11,600
Common equities	6,956	—	—	6,956
Nonredeemable preferred equities	—	220	—	220
Separate accounts taxable fixed maturities	—	868	—	868
Top Hat savings plan mutual funds and common equity (included in Other assets)	45	—	—	45
Total	$7,110	$12,579	$—	$19,689

At December 31, 2018
Fixed maturities, available for sale:
Corporate	$—	$5,709	$1	$5,710
States, municipalities and political subdivisions	—	4,300	4	4,304
Commercial mortgage-backed	—	288	—	288
Government-sponsored enterprises	—	310	—	310
United States government	67	—	—	67
Foreign government	—	10	—	10
Subtotal	67	10,617	5	10,689
Common equities	5,742	—	—	5,742
Nonredeemable preferred equities	—	178	—	178
Separate accounts taxable fixed maturities	—	791	—	791
Top Hat savings plan mutual funds and common equity (included in Other assets)	34	—	—	34
Total	$5,843	$11,586	$5	$17,434

Each financial instrument that was deemed to have significant unobservable inputs when determining valuation is identified in the following tables by security type with a summary of changes in fair value as of September 30, 2019. Assets presented in the table below were valued based primarily on broker/dealer quotes for which there is a lack of transparency as to inputs used to develop the valuations. The quantitative detail of these unobservable inputs is neither provided nor reasonably available to us.

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

The following table provides the changes in Level 3 assets for the three months ended September 30, 2019.

(Dollars in millions)	Asset fair value measurements using significant unobservable inputs
	Corporate fixed maturities	States, municipalities and political subdivisions fixed maturities	Total
Beginning balance, July 1, 2019	$1	$4	$5
Total gains or losses (realized/unrealized):
Included in net income	—	—	—
Included in other comprehensive income	—	—	—
Purchases	—	—	—
Sales	(1)	—	(1)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	(4)	(4)
Ending balance, September 30, 2019	$—	$—	$—

Beginning balance, July 1, 2018	$1	$4	$5
Total gains or losses (realized/unrealized):
Included in net income	—	—	—
Included in other comprehensive income	—	—	—
Purchases	—	—	—
Sales	—	—	—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance, September 30, 2018	$1	$4	$5

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

The following table provides the changes in Level 3 assets for the nine months ended September 30, 2019:

(Dollars in millions)	Asset fair value measurements using significant unobservable inputs
	Corporate fixed maturities	States, municipalities and political subdivisions fixed maturities	Total
Beginning balance, January 1, 2019	$1	$4	$5
Total gains or losses (realized/unrealized):
Included in net income	—	—	—
Included in other comprehensive income	—	—	—
Purchases	—	—	—
Sales	(1)	—	(1)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	(4)	(4)
Ending balance, September 30, 2019	$—	$—	$—

Beginning balance, January 1, 2018	$1	$5	$6
Total gains or losses (realized/unrealized):
Included in net income (loss)	—	—	—
Included in other comprehensive income (loss)	—	(1)	(1)
Purchases	—	—	—
Sales	—	—	—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Ending balance, September 30, 2018	$1	$4	$5

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

This table summarizes the book value and principal amounts of our long-term debt:

(Dollars in millions)			Book value		Principal amount
Interest rate	Year of issue		September 30,	December 31,	September 30,	December 31,
			2019	2018	2019	2018
6.900%	1998	Senior debentures, due 2028	$27	$27	$28	$28
6.920%	2005	Senior debentures, due 2028	391	391	391	391
6.125%	2004	Senior notes, due 2034	370	370	374	374
		Total	$788	$788	$793	$793

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

The following table shows fair values of our note payable and long-term debt:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At September 30, 2019
Note payable	$—	$38	$—	$38
6.900% senior debentures, due 2028	—	35	—	35
6.920% senior debentures, due 2028	—	512	—	512
6.125% senior notes, due 2034	—	510	—	510
Total	$—	$1,095	$—	$1,095

At December 31, 2018
Note payable	$—	$32	$—	$32
6.900% senior debentures, due 2028	—	32	—	32
6.920% senior debentures, due 2028	—	471	—	471
6.125% senior notes, due 2034	—	440	—	440
Total	$—	$975	$—	$975

The following table shows the fair value of our life policy loans included in other invested assets and the fair values of our deferred annuities and structured settlements included in life policy and investment contract reserves:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At September 30, 2019
Life policy loans	$—	$—	$43	$43

Deferred annuities	—	—	787	787
Structured settlements	—	212	—	212
Total	$—	$212	$787	$999

At December 31, 2018
Life policy loans	$—	$—	$40	$40

Deferred annuities	—	—	742	742
Structured settlements	—	185	—	185
Total	$—	$185	$742	$927

Outstanding principal and interest for these life policy loans totaled $32 million and $33 million at
September 30, 2019 and December 31, 2018, respectively.

Recorded reserves for the deferred annuities were $768 million and $787 million at September 30, 2019 and December 31, 2018, respectively. Recorded reserves for the structured settlements were $152 million and $156 million at September 30, 2019 and December 31, 2018, respectively.

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

NOTE 4 – Property Casualty Loss and Loss Expenses
This table summarizes activity for our consolidated property casualty loss and loss expense reserves:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Gross loss and loss expense reserves, beginning of period	$5,954	$5,423	$5,646	$5,219
Less reinsurance recoverable	269	188	238	187
Net loss and loss expense reserves, beginning of period	5,685	5,235	5,408	5,032

Net loss and loss expense reserves related to acquisition of MSP at February 28, 2019	—	—	246	—

Net incurred loss and loss expenses related to:
Current accident year	916	857	2,720	2,548
Prior accident years	(52)	(44)	(203)	(123)
Total incurred	864	813	2,517	2,425
Net paid loss and loss expenses related to:
Current accident year	457	392	995	928
Prior accident years	373	313	1,457	1,186
Total paid	830	705	2,452	2,114
Net loss and loss expense reserves, end of period	5,719	5,343	5,719	5,343
Plus reinsurance recoverable	278	186	278	186
Gross loss and loss expense reserves, end of period	$5,997	$5,529	$5,997	$5,529

We use actuarial methods, models and judgment to estimate, as of a financial statement date, the property casualty loss and loss expense reserves required to pay for and settle all outstanding insured claims, including incurred but not reported (IBNR) claims, as of that date. The actuarial estimate is subject to review and adjustment by an inter-departmental committee that includes actuarial, claims, underwriting, loss prevention and accounting management. This committee is familiar with relevant company and industry business, claims and underwriting trends, as well as general economic and legal trends that could affect future loss and loss expense payments. The amount we will actually have to pay for claims can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate. The reserve for loss and loss expenses in the condensed consolidated balance sheets also included $59 million at September 30, 2019, and $49 million at September 30, 2018, for certain life and health loss and loss expense reserves.

For the three months ended September 30, 2019, we experienced $52 million of favorable development on prior accident years, including $33 million of favorable development in commercial lines, $6 million of favorable development in personal lines and $4 million of favorable development in excess and surplus lines. Within commercial lines, we recognized favorable reserve development of $20 million for the workers' compensation line, $8 million for the commercial casualty line and $7 million for the commercial property line due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. Within personal lines, we recognized favorable reserve development of $3 million in personal auto.

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

For the nine months ended September 30, 2019, we experienced $203 million of favorable development on prior accident years, including $153 million of favorable development in commercial lines, $17 million of favorable development in personal lines and $11 million of favorable development in excess and surplus lines. Within commercial lines, we recognized favorable reserve development of $65 million for the commercial casualty line, $62 million for the workers' compensation line, $15 million for the commercial property line and $7 million for the commercial auto line due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. Within personal lines, we recognized favorable reserve development of $23 million in personal auto. We recognized unfavorable reserve development of $15 million for the homeowner line of business due primarily to higher-than-anticipated loss development on known claims.

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

For the nine months ended September 30, 2018, we experienced $123 million of favorable development on prior accident years, including $114 million of favorable development in commercial lines, $16 million of unfavorable development in personal lines, $22 million of favorable development in excess and surplus lines and $3 million of favorable development in our reinsurance assumed operations. This included $12 million from favorable development of catastrophe losses. Within commercial lines, we recognized favorable reserve development of $39 million for the workers' compensation line, $37 million for the commercial property line, $31 million for the commercial casualty line and $14 million for the other commercial lines due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. This was partially offset by unfavorable reserve development of $7 million for the commercial auto line. Within personal lines, we recognized unfavorable reserve development of $24 million for the homeowner line of business due primarily to higher-than-anticipated loss development on known claims.

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

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

This table summarizes our life policy and investment contract reserves:

(Dollars in millions)	September 30, 2019	December 31, 2018
Life policy reserves:
Ordinary/traditional life	$1,206	$1,149
Other	49	48
Subtotal	1,255	1,197
Investment contract reserves:
Deferred annuities	768	787
Universal life	635	632
Structured settlements	152	156
Other	6	7
Subtotal	1,561	1,582
Total life policy and investment contract reserves	$2,816	$2,779

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

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Property casualty:
Deferred policy acquisition costs asset, beginning of period	$526	$472	$464	$438
Capitalized deferred policy acquisition costs	256	229	790	712
Amortized deferred policy acquisition costs	(257)	(225)	(729)	(674)
Deferred policy acquisition costs asset, end of period	$525	$476	$525	$476

Life:
Deferred policy acquisition costs asset, beginning of period	$260	$256	$274	$232
Capitalized deferred policy acquisition costs	15	15	46	43
Amortized deferred policy acquisition costs	(13)	(6)	(38)	(27)
Shadow deferred policy acquisition costs	(4)	2	(24)	19
Deferred policy acquisition costs asset, end of period	$258	$267	$258	$267

Consolidated:
Deferred policy acquisition costs asset, beginning of period	$786	$728	$738	$670
Capitalized deferred policy acquisition costs	271	244	836	755
Amortized deferred policy acquisition costs	(270)	(231)	(767)	(701)
Shadow deferred policy acquisition costs	(4)	2	(24)	19
Deferred policy acquisition costs asset, end of period	$783	$743	$783	$743

No premium deficiencies were recorded in the condensed consolidated statements of income, as the sum of the anticipated loss and loss expenses, policyholder dividends and unamortized deferred acquisition expenses did not exceed the related unearned premiums and anticipated investment income.

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

NOTE 7 – Accumulated Other Comprehensive Income
Accumulated other comprehensive income (AOCI) includes changes in unrealized gains and losses on investments, changes in pension obligations and changes in life deferred acquisition costs, life policy reserves and other as follows:

(Dollars in millions)	Three months ended September 30,
	2019			2018
	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, beginning of period	$488	$102	$386	$84	$17	$67
OCI before investment gains and losses, net, recognized in net income	99	21	78	(76)	(17)	(59)
Investment gains and losses, net, recognized in net income	1	—	1	(1)	—	(1)
OCI	100	21	79	(77)	(17)	(60)
AOCI, end of period	$588	$123	$465	$7	$—	$7

Pension obligations:
AOCI, beginning of period	$(15)	$(2)	$(13)	$(11)	$(1)	$(10)
OCI excluding amortization recognized in net income	—	—	—	—	—	—
Amortization recognized in net income	—	—	—	—	—	—
OCI	—	—	—	—	—	—
AOCI, end of period	$(15)	$(2)	$(13)	$(11)	$(1)	$(10)

Life deferred acquisition costs, life policy reserves and other:
AOCI, beginning of period	$(11)	$(2)	$(9)	$(2)	$—	$(2)
OCI before investment gains and losses, net, recognized in net income	(3)	—	(3)	—	—	—
Investment gains and losses, net, recognized in net income	2	—	2	1	—	1
OCI	(1)	—	(1)	1	—	1
AOCI, end of period	$(12)	$(2)	$(10)	$(1)	$—	$(1)

Summary of AOCI:
AOCI, beginning of period	$462	$98	$364	$71	$16	$55
Investments OCI	100	21	79	(77)	(17)	(60)
Pension obligations OCI	—	—	—	—	—	—
Life deferred acquisition costs, life policy reserves and other OCI	(1)	—	(1)	1	—	1
Total OCI	99	21	78	(76)	(17)	(59)
AOCI, end of period	$561	$119	$442	$(5)	$(1)	$(4)

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

(Dollars in millions)	Nine months ended September 30,
	2019			2018
	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, beginning of period	$46	$9	$37	$3,540	$733	$2,807
Cumulative effect of change in accounting for equity securities as of January 1, 2018	—	—	—	(3,155)	(652)	(2,503)
Adjusted AOCI, beginning of period	46	9	37	385	81	304
OCI before investment gains and losses, net, recognized in net income	542	114	428	(371)	(80)	(291)
Investment gains and losses, net, recognized in net income	—	—	—	(7)	(1)	(6)
OCI	542	114	428	(378)	(81)	(297)
AOCI, end of period	$588	$123	$465	$7	$—	$7

Pension obligations:
AOCI, beginning of period	$(16)	$(2)	$(14)	$(12)	$(1)	$(11)
OCI excluding amortization recognized in net income	—	—	—	—	—	—
Amortization recognized in net income	1	—	1	1	—	1
OCI	1	—	1	1	—	1
AOCI, end of period	$(15)	$(2)	$(13)	$(11)	$(1)	$(10)

Life deferred acquisition costs, life policy reserves and other:
AOCI, beginning of period	$(1)	$—	$(1)	$(10)	$(2)	$(8)
OCI before investment gains and losses, net, recognized in net income	(9)	(2)	(7)	6	1	5
Investment gains and losses, net, recognized in net income	(2)	—	(2)	3	1	2
OCI	(11)	(2)	(9)	9	2	7
AOCI, end of period	$(12)	$(2)	$(10)	$(1)	$—	$(1)

Summary of AOCI:
AOCI, beginning of period	$29	$7	$22	$3,518	$730	$2,788
Cumulative effect of change in accounting for equity securities as of January 1, 2018	—	—	—	(3,155)	(652)	(2,503)
Adjusted AOCI, beginning of period	29	7	22	363	78	285
Investments OCI	542	114	428	(378)	(81)	(297)
Pension obligations OCI	1	—	1	1	—	1
Life deferred acquisition costs, life policy reserves and other OCI	(11)	(2)	(9)	9	2	7
Total OCI	532	112	420	(368)	(79)	(289)
AOCI, end of period	$561	$119	$442	$(5)	$(1)	$(4)

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

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

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

The table below summarizes our consolidated property casualty insurance net written premiums, earned premiums and incurred loss and loss expenses:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Direct written premiums	$1,361	$1,248	$4,168	$3,831
Assumed written premiums	41	42	203	143
Ceded written premiums	(50)	(44)	(162)	(121)
Net written premiums	$1,352	$1,246	$4,209	$3,853

Direct earned premiums	$1,386	$1,238	$3,971	$3,680
Assumed earned premiums	52	38	145	107
Ceded earned premiums	(62)	(39)	(156)	(120)
Earned premiums	$1,376	$1,237	$3,960	$3,667

Direct incurred loss and loss expenses	$855	$792	$2,508	$2,394
Assumed incurred loss and loss expenses	37	26	87	55
Ceded incurred loss and loss expenses	(28)	(5)	(78)	(24)
Incurred loss and loss expenses	$864	$813	$2,517	$2,425

Our life insurance company purchases reinsurance for protection of a portion of the risks that are written. Primary components of our life reinsurance program include individual mortality coverage, aggregate catastrophe and accidental death coverage in excess of certain deductibles.

The table below summarizes our consolidated life insurance earned premiums and contract holders' benefits incurred:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Direct earned premiums	$87	$79	$256	$237
Ceded earned premiums	(17)	(18)	(53)	(52)
Earned premiums	$70	$61	$203	$185

Direct contract holders' benefits incurred	87	82	259	228
Ceded contract holders' benefits incurred	(19)	(16)	(48)	(37)
Contract holders' benefits incurred	$68	$66	$211	$191

The ceded benefits incurred can vary depending on the type of life insurance policy held and the year the policy was issued.

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

NOTE 9 – Income Taxes
The differences between the 21% statutory federal income tax rate and our effective income tax rate were as follows:

(Dollars in millions)	Three months ended September 30,				Nine months ended September 30,
	2019		2018		2019		2018
Tax at statutory rate:	$62	21.0%	$130	21.0%	$355	21.0%	$175	21.0%
Increase (decrease) resulting from:
Tax-exempt income from municipal bonds	(5)	(1.7)	(5)	(0.8)	(14)	(0.8)	(15)	(1.8)
Dividend received exclusion	(3)	(1.0)	(3)	(0.5)	(11)	(0.7)	(11)	(1.3)
Tax accounting method changes	—	—	(50)	(8.1)	—	—	(50)	(6.0)
Other	(8)	(2.7)	(7)	(1.1)	(10)	(0.6)	(6)	(0.7)
Provision for income taxes	$46	15.6%	$65	10.5%	$320	18.9%	$93	11.2%

The provision for federal income taxes is based upon filing a consolidated income tax return for the company and its subsidiaries.

During the third quarter of 2018, we received approval from the IRS to change our method of tax accounting for certain items applicable for the 2017 tax year and tax return, primarily related to the valuation of our tax base unpaid losses. We recognized a benefit in the third quarter 2018 provision for income taxes for the difference between the current tax rate and the 2017 tax rate for the related items. This reduced our effective tax rate by
8.1% and 6.0% for the three months and nine months ended September 30, 2018, respectively.
During third quarter of 2019, the IRS notified us they would be examining the tax year ended December 31, 2017.

Unrecognized Tax Benefits
As of September 30, 2019 and December 31, 2018, we had a gross unrecognized tax benefit of $34 million. There were no changes to this amount during the first nine months ended 2019.

Acquisition of Cincinnati Global
As more fully discussed in Note 1, Accounting Policies and Note 14, Acquisition, we closed on the acquisition of Cincinnati Global during the first quarter of 2019. As a result of this acquisition, $59 million of net deferred tax assets were acquired or established at the acquisition date with an offsetting valuation allowance of $55 million.

As a result of operations for the nine months ended September 30, 2019, Cincinnati Global had $44 million of net deferred tax assets with an offsetting valuation allowance of $43 million.

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

As of September 30, 2019, Cincinnati Global had operating loss carryforwards of $161 million which are subject to certain limitations. These Cincinnati Global losses can only be utilized within the Cincinnati Global group and cannot offset the income of our CFC group. Other than the Cincinnati Global loss carryforwards, we had no other operating or capital loss carryforwards as of September 30, 2019.

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

NOTE 10 – Net Income Per Common Share
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are computed based on the weighted average number of common and dilutive potential common shares outstanding using the treasury stock method. The table shows calculations for basic and diluted earnings per share:

(In millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Numerator:
Net income—basic and diluted	$248	$553	$1,371	$739
Denominator:
Basic weighted-average common shares outstanding	163.3	162.7	163.2	163.3
Effect of share-based awards:
Stock options	1.4	0.8	1.2	0.9
Nonvested shares	0.9	0.5	0.7	0.5
Diluted weighted-average shares	165.6	164.0	165.1	164.7
Earnings per share:
Basic	$1.51	$3.40	$8.40	$4.53
Diluted	$1.49	$3.38	$8.30	$4.49
Number of anti-dilutive share-based awards	—	1.1	0.4	1.3

The sources of dilution of our common shares are certain equity-based awards. See our 2018 Annual Report on Form 10-K, Item 8, Note 17, Share-Based Associate Compensation Plans, Page 173, for information about share-based awards. The above table shows the number of anti-dilutive share-based awards for the three and nine months ended September 30, 2019 and 2018. These share-based awards were not included in the computation of net income per common share (diluted) because their exercise would have anti-dilutive effects.

NOTE 11 – Employee Retirement Benefits
The following summarizes the components of net periodic benefit cost for our qualified and supplemental pension plans:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Service cost	$2	$3	$6	$8
Non-service costs (benefit):
Interest cost	4	4	10	10
Expected return on plan assets	(5)	(6)	(15)	(17)
Amortization of actuarial loss and prior service cost	—	—	1	1
Other	—	—	1	—
Total non-service benefit	(1)	(2)	(3)	(6)
Net periodic benefit cost	$1	$1	$3	$2

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

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

We made matching contributions totaling $6 million and $5 million to our 401(k) and Top Hat savings plans during the third quarter of 2019 and 2018 and contributions of $15 million for both the first nine months of 2019 and 2018, respectively.

We made no contributions to our qualified pension plan during the first nine months of 2019.

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

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

Segment information is summarized in the following table:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues:
Commercial lines insurance
Commercial casualty	$277	$268	$822	$805
Commercial property	241	229	709	688
Commercial auto	179	168	524	495
Workers' compensation	73	80	224	245
Other commercial	64	60	188	174
Commercial lines insurance premiums	834	805	2,467	2,407
Fee revenues	1	1	3	3
Total commercial lines insurance	835	806	2,470	2,410

Personal lines insurance
Personal auto	156	155	466	459
Homeowner	154	142	450	417
Other personal	44	41	130	118
Personal lines insurance premiums	354	338	1,046	994
Fee revenues	1	1	3	4
Total personal lines insurance	355	339	1,049	998

Excess and surplus lines insurance	72	60	202	173
Fee revenues	1	—	2	1
Total excess and surplus lines insurance	73	60	204	174

Life insurance premiums	70	61	203	185
Fee revenues	1	1	3	3
Total life insurance	71	62	206	188

Investments
Investment income, net of expenses	161	154	478	458
Investment gains and losses, net	86	458	1,113	372
Total investment revenue	247	612	1,591	830

Other
Premiums	116	34	245	93
Other	3	2	7	4
Total other revenues	119	36	252	97
Total revenues	$1,700	$1,915	$5,772	$4,697

Income (loss) before income taxes:
Insurance underwriting results
Commercial lines insurance	$56	$34	$144	$96
Personal lines insurance	3	(9)	4	(50)
Excess and surplus lines insurance	12	17	40	48
Life insurance	5	3	2	13
Investments	222	588	1,517	758
Other	(4)	(15)	(16)	(33)
Total income before income taxes	$294	$618	$1,691	$832

Identifiable assets:	September 30, 2019	December 31, 2018
Property casualty insurance	$3,364	$3,285
Life insurance	1,536	1,424
Investments	18,906	16,741
Other	936	485
Total	$24,742	$21,935

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

NOTE 14 – Acquisition
On February 28, 2019 (closing date or acquisition date), pursuant to the agreement (the SPA) for the sale and purchase of the entire issued share capital of MSP Underwriting Limited, dated October 11, 2018, by and between the company and Münchener Rückversicherungs Gesellschaft AG (Munich Re), the company acquired from Munich Re all of the issued and outstanding share capital of MSP and its subsidiaries, including the Lloyd's managing agent, Beaufort Underwriting Agency Limited for Syndicate 318 (the acquisition). MSP was rebranded as Cincinnati Global effective May 1, 2019, reflecting its new identity as a subsidiary of the company. The acquisition of Cincinnati Global reflects progress toward our long-term objective of diversifying revenue and profitability by expanding our operations geographically and by line of business.

As aggregate consideration for the purchase of the share capital of Cincinnati Global and its subsidiaries, the company paid £48 million, or $64 million, in cash to Munich Re at the closing of the acquisition. The amount paid at closing was calculated as the difference between the target net asset value (NAV) set forth in the SPA and the estimated NAV of Cincinnati Global and its subsidiaries at the closing date. On August 1, 2019, the company and Munich Re agreed to an adjusted purchase price of £47 million, or $63 million, reflecting a £1 million decrease in the NAV of Cincinnati Global.

The allocation of the purchase price was based on information included in Cincinnati Global's financial statements at the closing date, which was subject to negotiation per the SPA. The purchase price allocation is subject to change if additional information becomes available within the measurement period, which cannot exceed 12 months from the acquisition date.

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

The fair value of the assets acquired, liabilities assumed and the allocation of the adjusted purchase price on the acquisition date have been summarized in the following table:

(Dollars in millions)	Amount
Assets
Investments and other invested assets	$198
Cash and cash equivalents	64
Premiums receivable	45
Reinsurance recoverable	42
Other assets	23
Total assets acquired	$372

Liabilities
Loss and loss expense reserves	$277
Unearned premiums	88
Other liabilities	24
Total liabilities assumed	$389

Fair value of identifiable intangible assets:
Syndicate capacity - indefinite lived	$31
Syndicate broker relationships - definite lived	12
Value of business acquired - definite lived	4
Internally developed technology - definite lived	3
Total fair value of identifiable intangible assets	$50

Total purchase price paid	$63

Total assets acquired (including fair value of identifiable intangible assets)	422
Total liabilities assumed	389
Fair value of net assets acquired prior to allocation of goodwill	33

Excess of purchase price paid over fair value of net assets acquired assigned to goodwill	$30

Identifiable intangible assets and goodwill are included in other assets in the condensed consolidated balance sheets. The goodwill arose as the fair value of the consideration transferred exceeded the fair value of the net identifiable assets acquired at the acquisition date. The broker relationships and internally developed technology will be amortized straight-line over five and 15 years, respectively. Value of business acquired will be amortized over the remaining coverage period of the underlying insurance contracts. Goodwill and intangibles are tested for impairment on an annual basis or more frequently if events or circumstances indicate the assets might be impaired. The company performed its annual impairment test on goodwill and intangibles on September 30, which did not result in the recognition of an impairment loss in the most recent period.

The financial results of Cincinnati Global are included in the condensed consolidated statements of income from the acquisition date and are deemed to be immaterial.

In connection with the acquisition, the company incurred immaterial transaction related expenses.

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

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

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

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

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

CORPORATE FINANCIAL HIGHLIGHTS

Net Income and Comprehensive Income Data

(Dollars in millions, except per share data)	Three months ended September 30,			Nine months ended September 30,
	2019	2018	% Change	2019	2018	% Change
Earned premiums	$1,446	$1,298	11	$4,163	$3,852	8
Investment income, net of expenses (pretax)	161	154	5	478	458	4
Investment gains and losses, net (pretax)	86	458	(81)	1,113	372	199
Total revenues	1,700	1,915	(11)	5,772	4,697	23
Net income	248	553	(55)	1,371	739	86
Comprehensive income	326	494	(34)	1,791	450	298
Net income per share—diluted	1.49	3.38	(56)	8.30	4.49	85
Cash dividends declared per share	0.56	0.53	6	1.68	1.59	6
Diluted weighted average shares outstanding	165.6	164.0	1	165.1	164.7	0

Total revenues decreased by 11% for the third quarter of 2019, compared with third-quarter 2018, as a decrease in net investment gains offset increases in earned premiums and investment income. For the first nine months of 2019, compared with the first nine months of 2018, total revenues increased 23%, primarily due to higher earned premiums and net investment gains. Premium and investment revenue trends are discussed further in the respective sections of Financial Results.

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

Net income for the third quarter of 2019, compared with the same period of 2018, decreased by $305 million, including a decrease of $291 million in after-tax net investment gains and losses and the absence of $56 million for certain other non-recurring items, primarily the impact of various tax accounting method changes, that occurred in 2018. Those decreases were partially offset by an increase of $32 million in after-tax property casualty underwriting income and $5 million in after-tax investment income. Third-quarter 2019 catastrophe losses, mostly weather related, were $36 million lower after taxes and favorably affected both net income and property casualty underwriting income. Life insurance segment results on a pretax basis for the third quarter of 2019 increased $2 million compared with the third quarter of 2018.

For the first nine months of 2019, net income rose $632 million, compared with the 2018 period, including increases of $587 million in after-tax investment gains and losses, $91 million in after-tax property casualty underwriting income and $15 million in after-tax investment income, partially offset by the $56 million of other non-recurring items noted above. The property casualty underwriting income improvement included an unfavorable $14 million after-tax effect from higher catastrophe losses. Life insurance segment results decreased by $11 million on a pretax basis.

Performance by segment is discussed below in Financial Results. As discussed in our 2018 Annual Report on Form 10-K, Item 7, Factors Influencing Our Future Performance, Page 53, there are several reasons why our performance during 2019 may be below our long-term targets. In that annual report, as part of Financial Results, we also discussed the full-year 2019 outlook for each reporting segment.

The board of directors is committed to rewarding shareholders directly through cash dividends and through share repurchase authorizations. Through 2018, the company had increased the annual cash dividend rate for 58 consecutive years, a record we believe is matched by only seven other publicly traded companies. In February 2019, the board of directors increased the regular quarterly dividend to 56 cents per share, setting the stage for our 59th consecutive year of increasing cash dividends. During the first nine months of 2019, cash dividends declared by the company increased 6% compared with the same period of 2018. Our board regularly evaluates relevant factors in decisions related to dividends and share repurchases. The 2019 dividend

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

increase reflected our strong earnings performance and signaled management's and the board's positive outlook and confidence in our outstanding capital, liquidity and financial flexibility.

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

Balance Sheet Data and Performance Measures

(Dollars in millions, except share data)	At September 30,	At December 31,
	2019	2018
Total investments	$19,059	$16,732
Total assets	24,742	21,935
Short-term debt	38	32
Long-term debt	788	788
Shareholders' equity	9,371	7,833
Book value per share	57.37	48.10
Debt-to-total-capital ratio	8.1%	9.5%

Total assets at September 30, 2019, increased 13% compared with year-end 2018, and included a 14% increase in total investments that reflected a combination of net purchases and higher fair values for many securities in our portfolio. Shareholders' equity increased 20%, and book value per share increased 19% during the first nine months of 2019. Our debt-to-total-capital ratio (capital is the sum of debt plus shareholders' equity) decreased compared with year-end 2018.

Our value creation ratio is our primary performance metric. That ratio was 22.8% for the first nine months of 2019, more than the same period in 2018 primarily due to a higher amount of overall net gains from our investment portfolio. The $9.27 increase in book value per share during the first nine months of 2019 contributed 19.3 percentage points to the value creation ratio, while dividends declared at $1.68 per share contributed 3.5 points. Value creation ratios for comparable periods by major components and in total, along with calculations from per-share amounts, are shown in the tables below.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Value creation ratio major components:
Net income before investment gains	2.0%	2.4%	6.3%	5.4%
Change in fixed-maturity securities, realized and unrealized gains	0.8	(0.7)	5.4	(3.6)
Change in equity securities, investment gains	0.8	4.6	11.2	3.6
Other	0.0	0.0	(0.1)	(0.4)
Value creation ratio	3.6%	6.3%	22.8%	5.0%

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

(Dollars are per share)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Value creation ratio:
End of period book value*	$57.37	$51.22	$57.37	$51.22
Less beginning of period book value	55.92	48.68	48.10	50.29
Change in book value	1.45	2.54	9.27	0.93
Dividend declared to shareholders	0.56	0.53	1.68	1.59
Total value creation	$2.01	$3.07	$10.95	$2.52

Value creation ratio from change in book value**	2.6%	5.2%	19.3%	1.8%
Value creation ratio from dividends declared to shareholders***	1.0	1.1	3.5	3.2
Value creation ratio	3.6%	6.3%	22.8%	5.0%

* Book value per share is calculated by dividing end of period total shareholders' equity by end of period shares outstanding
** Change in book value divided by the beginning of period book value
*** Dividend declared to shareholders divided by beginning of period book value

DRIVERS OF LONG-TERM VALUE CREATION
Operating through The Cincinnati Insurance Company, Cincinnati Financial Corporation is one of the 25 largest property casualty insurers in the nation, based on 2018 net written premiums for approximately 2,000 U.S. stock and mutual insurer groups. We market our insurance products through a select group of independent insurance agencies as discussed in our 2018 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 5. At September 30, 2019, we actively marketed through agencies located in 44 states. We maintain a long-term perspective that guides us in addressing immediate challenges or opportunities while focusing on the major decisions that best position our company for success through all market cycles.

To measure our long-term progress in creating shareholder value, our value creation ratio is our primary financial performance target. As discussed in our 2018 Annual Report on Form 10-K, Item 7, Executive Summary, Page 49, management believes this measure is a meaningful indicator of our long-term progress in creating shareholder value and has three primary performance drivers:

•
Premium growth – We believe our agency relationships and initiatives can lead to a property casualty written premium growth rate over any five-year period that exceeds the industry average. For the first nine months of 2019, our consolidated property casualty net written premium year-over-year growth was 9%, comparing favorably with the industry’s 1% growth rate reported by A.M. Best for the first six months of 2019. For the five-year period 2014 through 2018, our growth rate slightly exceeded that of the industry. The industry's growth rate excludes its mortgage and financial guaranty lines of business.

•
Combined ratio – We believe our underwriting philosophy and initiatives can generate a GAAP combined ratio over any five-year period that is consistently within the range of 95% to 100%. For the first nine months of 2019, our GAAP combined ratio was 94.6%, including 7.7 percentage points of current accident year catastrophe losses partially offset by 5.1 percentage points of favorable loss reserve development on prior accident years. Our statutory combined ratio was 93.6% for the first nine months of 2019, comparing favorably with the 97.4% reported for the industry by A.M. Best for the first six months of 2019. The industry's ratio again excludes its mortgage and financial guaranty lines of business.

•
Investment contribution – We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year return of the Standard & Poor's 500 Index. For the first nine months of 2019, pretax investment income was $478 million, up 4% compared with the same period in 2018. We believe our investment portfolio mix provides an appropriate balance of income stability and growth with capital appreciation potential.

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

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

We continue to enhance our property casualty underwriting expertise and to effectively and efficiently underwrite individual policies and process transactions. Ongoing initiatives supporting this work include expanding our pricing and segmentation capabilities through experience and use of predictive analytics and additional data. Our segmentation efforts emphasize identification and retention of insurance policies we believe have relatively stronger pricing, while seeking more aggressive renewal terms and conditions on policies we believe have relatively weaker pricing. In 2019, we are continuing to improve underwriting and rate adequacy for our commercial auto and personal auto lines of business. Our commercial auto policies that renewed during the first nine months of 2019 experienced an estimated average price increase at percentages in the high-single-digit range, and our personal auto policies that renewed during that period also averaged an estimated price increase at percentages in the high-single-digit range.

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

We continue to appoint new agencies to develop additional points of distribution. In 2019, we are planning approximately 100 appointments of independent agencies that offer most or all of our property casualty insurance products. During the first nine months of 2019, we appointed 88 new agencies that meet that criteria.
We also plan to appoint additional agencies that focus on high net worth personal lines clients. In 2019, we are targeting the appointment of approximately 80 agencies that market only personal lines products for us. During the first nine months of 2019, we appointed 58 new agencies that meet that criteria.
As of September 30, 2019, a total of 1,795 agency relationships market our property casualty insurance products from 2,445 reporting locations. The totals do not include Lloyd's brokers or coverholders that source business for Cincinnati Global.
We also continue to grow premiums through the disciplined expansion of Cincinnati Re and the acquisition of Cincinnati Global. During the first nine months of 2019, Cincinnati Re contributed $62 million of growth in consolidated property casualty insurance net written premiums while Cincinnati Global contributed $103 million. We also believe that over time Cincinnati Global will provide opportunities to support business produced by our independent agencies in new geographies and lines of business.
By early 2020, we plan to expand our excess and surplus lines business into personal lines by offering an excess and surplus lines homeowner policy in California through our wholly owned insurance broker, CSU Producer Resources Inc. We see this expansion as a natural evolution of our agency-focused strategy, as some agents need a solution to serve clients who have attractive high net worth personal lines accounts that are not eligible for admitted insurance market coverage.

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

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

At September 30, 2019, we held $3.198 billion of our cash and invested assets at the parent-company level, of which $2.803 billion, or 87.6%, was invested in common stocks, and $270 million, or 8.4%, was cash or cash equivalents. Our debt-to-total-capital ratio was 8.1% at September 30, 2019. Another important indicator of financial strength is our ratio of property casualty net written premiums to statutory surplus, which was 1.0-to-1 for the 12 months ended September 30, 2019, matching year-end 2018.

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

At October 23, 2019, our insurance subsidiaries continued to be highly rated.

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

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

CONSOLIDATED PROPERTY CASUALTY INSURANCE HIGHLIGHTS
Consolidated property casualty insurance results include premiums and expenses for our standard market insurance segments (commercial lines and personal lines), our excess and surplus lines segment, Cincinnati Re and our London-based global specialty underwriter known as Cincinnati Global.

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2019	2018	% Change	2019	2018	% Change
Earned premiums	$1,376	$1,237	11	$3,960	$3,667	8
Fee revenues	3	2	50	8	8	0
Total revenues	1,379	1,239	11	3,968	3,675	8
Loss and loss expenses from:
Current accident year before catastrophe losses	829	732	13	2,417	2,276	6
Current accident year catastrophe losses	87	125	(30)	303	272	11
Prior accident years before catastrophe losses	(39)	(39)	0	(178)	(111)	(60)
Prior accident years catastrophe losses	(13)	(5)	(160)	(25)	(12)	(108)
Loss and loss expenses	864	813	6	2,517	2,425	4
Underwriting expenses	432	384	13	1,229	1,143	8
Underwriting profit	$83	$42	98	$222	$107	107

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	60.3%	59.1%	1.2	61.0%	62.0%	(1.0)
Current accident year catastrophe losses	6.2	10.1	(3.9)	7.7	7.4	0.3
Prior accident years before catastrophe losses	(2.8)	(3.1)	0.3	(4.5)	(3.0)	(1.5)
Prior accident years catastrophe losses	(0.9)	(0.4)	(0.5)	(0.6)	(0.3)	(0.3)
Loss and loss expenses	62.8	65.7	(2.9)	63.6	66.1	(2.5)
Underwriting expenses	31.4	31.1	0.3	31.0	31.2	(0.2)
Combined ratio	94.2%	96.8%	(2.6)	94.6%	97.3%	(2.7)

Combined ratio	94.2%	96.8%	(2.6)	94.6%	97.3%	(2.7)
Contribution from catastrophe losses and prior years reserve development	2.5	6.6	(4.1)	2.6	4.1	(1.5)
Combined ratio before catastrophe losses and prior years reserve development	91.7%	90.2%	1.5	92.0%	93.2%	(1.2)

Our consolidated property casualty insurance operations generated an underwriting profit of $83 million for the third quarter of 2019 and $222 million for the first nine months of 2019. The third-quarter improvement of $41 million, compared with the same period of 2018, included a decrease of $46 million in losses from natural catastrophes, mostly caused by severe weather. The nine-month underwriting profit improved $115 million, compared with the first nine months of 2018, despite the unfavorable effect of an increase of $18 million in losses from natural catastrophes. We believe future property casualty underwriting results will continue to benefit from price increases and our ongoing initiatives to improve pricing precision and loss experience related to claims and loss control practices.
For all property casualty lines of business in aggregate, excluding Cincinnati Global reserves as of the February 28, 2019, acquisition date, net loss and loss expense reserves at September 30, 2019, were $64 million higher than at year-end 2018, including an increase of $50 million for the incurred but not reported (IBNR) portion. The $64 million reserve increase raised year-end 2018 net loss and loss expense reserves by 1%.

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

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

Our consolidated property casualty combined ratio for the third quarter of 2019 improved by 2.6 percentage points, compared with the same period of 2018, including a decrease of 4.4 points from lower catastrophe losses and loss expenses. For the first nine months of 2019, compared with the same period of 2018, our consolidated property casualty combined ratio improved by 2.7 percentage points, including no change from catastrophe losses and loss expenses.

The combined ratio can be affected significantly by natural catastrophe losses and other large losses as discussed in detail below. The combined ratio can also be affected by updated estimates of loss and loss expense reserves established for claims that occurred in prior periods, referred to as prior accident years. Net favorable development on prior accident year reserves, including reserves for catastrophe losses, benefited the combined ratio by 5.1 percentage points in the first nine months of 2019, compared with 3.3 percentage points in the same period of 2018. Net favorable development is discussed in further detail in Financial Results by property casualty insurance segment.

The ratio for current accident year loss and loss expenses before catastrophe losses improved in the first nine months of 2019. That 61.0% ratio was 1.0 percentage points lower, compared with the 62.0% accident year 2018 ratio measured as of September 30, 2018, including a decrease of 0.8 points in the ratio for large losses of $1 million or more per claim, discussed below.

The underwriting expense ratio increased slightly for the third quarter and decreased slightly for the first nine months of 2019, compared with the same periods a year ago. The nine-month ratio matched the average of full-year ratios during 2016 through 2018, and reflected ongoing expense management efforts and higher earned premiums.

Consolidated Property Casualty Insurance Premiums

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2019	2018	% Change	2019	2018	% Change
Agency renewal written premiums	$1,119	$1,088	3	$3,435	$3,321	3
Agency new business written premiums	192	154	25	585	494	18
Other written premiums	40	4	nm	188	38	395
Net written premiums	1,351	1,246	8	4,208	3,853	9
Unearned premium change	25	(9)	nm	(248)	(186)	(33)
Earned premiums	$1,376	$1,237	11	$3,960	$3,667	8

The trends in net written premiums and earned premiums summarized in the table above include the effects of price increases. Price change trends that heavily influence renewal written premium increases or decreases, along with other premium growth drivers for 2019, are discussed in more detail by segment below in Financial Results.

Consolidated property casualty net written premiums for the three and nine months ended September 30, 2019, grew $105 million and $355 million compared with the same periods of 2018, primarily from our commercial lines insurance segment and Cincinnati Global. Our premium growth initiatives from prior years have provided an ongoing favorable effect on growth during the current year, particularly as newer agency relationships mature over time.

Consolidated property casualty agency new business written premiums increased by $38 million and $91 million for the third quarter and first nine months of 2019, compared with the same periods of 2018. The increase for both 2019 periods was primarily from our commercial lines and excess and surplus lines insurance segments. New agency appointments during 2018 and 2019 produced a $32 million increase in standard lines new business for the first nine months of 2019 compared with the same period of 2018. As we appoint new agencies that choose to move accounts to us, we report these accounts as new business. While this business is new to us, in many cases it is not new to the agent. We believe these seasoned accounts tend to be priced more accurately than business that may be less familiar to our agent upon obtaining it from a competing agent.

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

Net written premiums for Cincinnati Re, included in other written premiums, decreased by $1 million for the third quarter of 2019 and increased by $62 million for the nine months ended September 30, 2019, compared with the same periods of 2018, to $35 million and $192 million, respectively. Cincinnati Re assumes risks through reinsurance treaties and in some cases cedes part of the risk and related premiums to one or more unaffiliated reinsurance companies through transactions known as retrocessions. Cincinnati Re earned premiums were $49 million and $134 million for the third quarter and first nine months of 2019, compared with $34 million and $93 million for the same periods a year ago.

Cincinnati Global also contributed to the increase in other written premiums, following our acquisition of it on February 28, 2019. Net written premiums were $38 million for the third quarter of 2019 and $103 million since the acquisition, while earned premiums were $67 million and $111 million for those respective periods.

Other written premiums also include premiums ceded to reinsurers as part of our reinsurance ceded program. An increase in ceded premiums reduced net written premiums by $1 million and $13 million for the third quarter and first nine months of 2019, compared with the same periods of 2018.

Catastrophe losses and loss expenses typically have a material effect on property casualty results and can vary significantly from period to period. Losses from natural catastrophes contributed 5.3 and 7.1 percentage points to the combined ratio in the third quarter and first nine months of 2019, compared with 9.7 and 7.1 percentage points in the same period of 2018. Some of those losses were applicable to annual loss deductible provisions of our collateralized reinsurance funded through catastrophe bonds. For our collateralized reinsurance arrangement that became effective in January 2017, we can recover catastrophe bond funds if aggregate losses, after the $8 million per occurrence deductible, exceed $190 million during an annual coverage period. There were eight events between January 1 and September 30, 2019, that met the requirements for recovery, such as occurrences within the specific geographic locations included in the severe convective storm portion of our coverage with losses exceeding our per occurrence deductible. Aggregate losses from those events totaled $150 million, after our per occurrence deductible.

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

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

Consolidated Property Casualty Insurance Catastrophe Losses and Loss Expenses Incurred

(Dollars in millions, net of reinsurance)		Three months ended September 30,					Nine months ended September 30,
		Comm.	Pers.	E&S			Comm.	Pers.	E&S
Dates	Region	lines	lines	lines	Other	Total	lines	lines	lines	Other	Total
2019
Jan. 29-Feb. 1	Midwest, Northeast	$(1)	$—	$—	$—	$(1)	$10	$10	$—	$1	$21
Feb. 23-26	Midwest, Northeast, South	(1)	—	—	—	(1)	10	10	—	—	20
Mar. 12-17	Midwest, Northeast, West, South	—	(2)	—	2	—	5	4	—	4	13
May 16-17	Midwest	3	—	—	—	3	9	6	—	—	15
May 26-28	Midwest, Northeast, West, South	(2)	1	—	—	(1)	76	25	—	—	101
Aug. 4-5	Midwest	5	7	—	—	12	5	7	—	—	12
Aug. 10-11	West	24	1	—	—	25	24	1	—	—	25
Aug. 28-Sep. 6	International, South (Dorian)	3	1	—	13	17	3	1	—	13	17
All other 2019 catastrophes		8	17	1	7	33	34	37	1	7	79
Development on 2018 and prior catastrophes		(4)	(2)	—	(7)	(13)	(18)	3	—	(10)	(25)
Calendar year incurred total		$35	$23	$1	$15	$74	$158	$104	$1	$15	$278

2018
Jan. 8-10	West	$—	$—	$—	$—	$—	$—	$10	$—	$—	$10
Mar. 1-3	Northeast, South	—	(1)	—	—	(1)	6	5	—	—	11
Mar. 18-21	South	(1)	—	—	—	(1)	20	7	1	—	28
Apr. 13-17	Midwest, Northeast, South	(2)	1	—	—	(1)	20	8	—	—	28
Jul. 19-22	Midwest, South	10	8	—	—	18	10	8	—	—	18
Sep. 13-19	South	68	16	—	7	91	68	16	—	7	91
All other 2018 catastrophes		8	9	1	1	19	44	40	1	1	86
Development on 2017 and prior catastrophes		(7)	2	—	—	(5)	(16)	4	—	—	(12)
Calendar year incurred total		$76	$35	$1	$8	$120	$152	$98	$2	$8	$260

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

The following table includes data for losses incurred of $1 million or more per claim, net of reinsurance.

Consolidated Property Casualty Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended September 30,			Nine months ended September 30,
	2019	2018	% Change	2019	2018	% Change
Current accident year losses greater than $5 million	$(1)	$8	nm	$13	$29	(55)
Current accident year losses $1 million - $5 million	76	70	9	166	164	1
Large loss prior accident year reserve development	33	10	230	54	48	13
Total large losses incurred	108	88	23	233	241	(3)
Losses incurred but not reported	(24)	(10)	(140)	9	87	(90)
Other losses excluding catastrophe losses	566	482	17	1,606	1,435	12
Catastrophe losses	70	117	(40)	268	251	7
Total losses incurred	$720	$677	6	$2,116	$2,014	5

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	(0.1)%	0.7%	(0.8)	0.3%	0.8%	(0.5)
Current accident year losses $1 million - $5 million	5.5	5.7	(0.2)	4.2	4.5	(0.3)
Large loss prior accident year reserve development	2.4	0.7	1.7	1.4	1.3	0.1
Total large loss ratio	7.8	7.1	0.7	5.9	6.6	(0.7)
Losses incurred but not reported	(1.8)	(0.8)	(1.0)	0.2	2.4	(2.2)
Other losses excluding catastrophe losses	41.2	39.0	2.2	40.5	39.0	1.5
Catastrophe losses	5.1	9.5	(4.4)	6.8	6.9	(0.1)
Total loss ratio	52.3%	54.8%	(2.5)	53.4%	54.9%	(1.5)

We believe the inherent variability of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the variability in addition to general inflationary trends in loss costs. Our analysis continues to indicate no unexpected concentration of large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The third-quarter 2019 property casualty total large losses incurred of $108 million, net of reinsurance, were higher than the $83 million quarterly average during full-year 2018 and higher than the $88 million experienced for the third quarter of 2018. The ratio for these large losses was 0.7 percentage points higher compared with last year's third quarter. The third-quarter 2019 amount of total large losses incurred had an unfavorable effect on the nine-month 2019 total large loss ratio, compared with 2018, reducing the benefit of a first-half 2019 ratio that was 1.5 points lower than the first half of 2018. We believe results for the three- and nine-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million. Losses by size are discussed in further detail in results of operations by property casualty insurance segment.

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

FINANCIAL RESULTS
Consolidated results reflect the operating results of each of our five segments along with the parent company, Cincinnati Re, Cincinnati Global and other activities reported as "Other." The five segments are:

•	Commercial lines insurance

•	Personal lines insurance

•	Excess and surplus lines insurance

•	Life insurance

•	Investments

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

COMMERCIAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2019	2018	% Change	2019	2018	% Change
Earned premiums	$834	$805	4	$2,467	$2,407	2
Fee revenues	1	1	0	3	3	0
Total revenues	835	806	4	2,470	2,410	2
Loss and loss expenses from:
Current accident year before catastrophe losses	504	469	7	1,518	1,490	2
Current accident year catastrophe losses	39	83	(53)	176	168	5
Prior accident years before catastrophe losses	(29)	(30)	3	(135)	(98)	(38)
Prior accident years catastrophe losses	(4)	(7)	43	(18)	(16)	(13)
Loss and loss expenses	510	515	(1)	1,541	1,544	0
Underwriting expenses	269	257	5	785	770	2
Underwriting profit	$56	$34	65	$144	$96	50

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	60.5%	58.2%	2.3	61.5%	61.9%	(0.4)
Current accident year catastrophe losses	4.6	10.3	(5.7)	7.1	7.0	0.1
Prior accident years before catastrophe losses	(3.4)	(3.8)	0.4	(5.4)	(4.1)	(1.3)
Prior accident years catastrophe losses	(0.5)	(0.8)	0.3	(0.7)	(0.7)	0.0
Loss and loss expenses	61.2	63.9	(2.7)	62.5	64.1	(1.6)
Underwriting expenses	32.2	32.0	0.2	31.8	32.0	(0.2)
Combined ratio	93.4%	95.9%	(2.5)	94.3%	96.1%	(1.8)

Combined ratio	93.4%	95.9%	(2.5)	94.3%	96.1%	(1.8)
Contribution from catastrophe losses and prior years reserve development	0.7	5.7	(5.0)	1.0	2.2	(1.2)
Combined ratio before catastrophe losses and prior years reserve development	92.7%	90.2%	2.5	93.3%	93.9%	(0.6)

Overview
Performance highlights for the commercial lines segment include:

•
Premiums – Earned premiums and net written premiums for the commercial lines segment rose during the third quarter and first nine months of 2019, compared with the same periods a year ago, reflecting higher new business premiums and renewal written premium growth that continued to include higher average pricing. The table below analyzes the primary components of premiums. We continue to use predictive analytics tools to improve pricing precision and segmentation while leveraging our local relationships with agents through the efforts of our teams that work closely with them. We seek to maintain appropriate pricing discipline for both new and renewal business as our agents and underwriters assess account quality to make careful decisions on a case-by-case basis whether to write or renew a policy.

Agency renewal written premiums increased by 2% during the third quarter and the first nine months of 2019, compared with the same periods of 2018. During the third quarter of 2019, our overall standard commercial lines policies averaged estimated renewal price increases at percentages in the low-single-digit range, similar to the second quarter of 2019. We continue to segment commercial lines policies, emphasizing identification and retention of policies we believe have relatively stronger pricing. Conversely, we have been seeking stricter renewal terms and conditions on policies we believe have relatively weaker pricing, thus retaining fewer of those policies. We measure average changes in commercial lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for the respective policies.
Our average overall commercial lines renewal pricing change includes the impact of flat pricing for certain coverages within package policies written for a three-year term that were in force but did not expire during the

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

period being measured. Therefore, our reported change in average commercial lines renewal pricing reflects a blend of three-year policies that did not expire and other policies that did expire during the measurement period. For commercial lines policies that did expire and were then renewed during the third quarter of 2019, we estimate that our average percentage price increase for commercial auto continued in the high-single-digit range. The estimated average percentage price change for our commercial property line of business was an increase in the mid-single-digit range and for commercial casualty it was an increase in the low-single-digit range, higher than the second quarter. The estimated average percentage price change for workers' compensation was a decrease in the mid-single-digit range.
Renewal premiums for certain policies, primarily our commercial casualty and workers' compensation lines of business, include the results of policy audits that adjust initial premium amounts based on differences between estimated and actual sales or payroll related to a specific policy. Audits completed during the first nine months of 2019 contributed $50 million to net written premiums.
New business written premiums for commercial lines increased $30 million and $65 million during the third quarter and first nine months of 2019, compared with the same periods of 2018. The increase reflected growth for each major line of business in our commercial lines insurance segment. Trend analysis for year-over-year comparisons of individual quarters is more difficult to assess for commercial lines new business written premiums, due to inherent variability. That variability is often driven by larger policies with annual premiums greater than $100,000.
Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. For our commercial lines insurance segment, an increase in ceded premiums reduced net written premiums by less than $1 million and $7 million for the third quarter and first nine months of 2019, compared with the same periods of 2018.

Commercial Lines Insurance Premiums

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2019	2018	% Change	2019	2018	% Change
Agency renewal written premiums	$713	$702	2	$2,279	$2,231	2
Agency new business written premiums	124	94	32	381	316	21
Other written premiums	(21)	(22)	5	(69)	(63)	(10)
Net written premiums	816	774	5	2,591	2,484	4
Unearned premium change	18	31	(42)	(124)	(77)	(61)
Earned premiums	$834	$805	4	$2,467	$2,407	2

•
Combined ratio – The commercial lines third-quarter 2019 combined ratio improved by 2.5 percentage points, compared with the same period a year ago, including a decrease of 5.4 points in losses from natural catastrophes. For the first nine months of 2019, the combined ratio decreased by 1.8 percentage points, compared with the same period a year ago, despite an increase of 0.1 points in losses from natural catastrophes. Underwriting results for the nine-month period included a higher level of favorable reserve development on prior accident years in addition to better loss experience for the current accident year.

The current accident year loss and loss expenses before catastrophe losses ratio for commercial lines improved in the first nine months of 2019. That 61.5% ratio was 0.4 percentage points lower, compared with the 61.9% accident year 2018 ratio measured as of September 30, 2018, including a decrease of 1.2 percentage points in the ratio for large losses of $1 million or more per claim, discussed below.
Catastrophe losses and loss expenses accounted for 4.1 and 6.4 percentage points of the combined ratio for the third quarter and first nine months of 2019, compared with 9.5 and 6.3 percentage points for the same periods a year ago. Through 2018, the 10-year annual average for that catastrophe measure for the commercial lines segment was 5.4 percentage points, and the five-year annual average was 5.1 percentage points.
The net effect of reserve development on prior accident years during the third quarter and first nine months of 2019 was favorable for commercial lines overall by $33 million and $153 million, compared with $37 million and $114 million for the same periods in 2018. For the first nine months of 2019, our commercial casualty and workers' compensation lines of business were the largest contributors to the total commercial lines net favorable reserve development on prior accident years, representing approximately 80% of the total. The net favorable reserve development recognized during the first nine months of 2019 for our commercial

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

lines insurance segment was largely for accident years 2017 through 2018 and was primarily due to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2018 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 54.
The commercial lines underwriting expense ratio increased for the third quarter and decreased for the first nine months of 2019, compared with the same periods a year ago. The ratio for the first nine months of 2019 is within 0.1 percentage point of our full-year 2018 ratio, reflecting ongoing expense management efforts and higher earned premiums.

Commercial Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended September 30,			Nine months ended September 30,
	2019	2018	% Change	2019	2018	% Change
Current accident year losses greater than $5 million	$(1)	$8	nm	$13	$29	(55)
Current accident year losses $1 million - $5 million	56	62	(10)	124	135	(8)
Large loss prior accident year reserve development	32	11	191	48	41	17
Total large losses incurred	87	81	7	185	205	(10)
Losses incurred but not reported	(22)	(23)	4	14	46	(70)
Other losses excluding catastrophe losses	314	284	11	919	856	7
Catastrophe losses	32	75	(57)	151	148	2
Total losses incurred	$411	$417	(1)	$1,269	$1,255	1

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	(0.1)%	1.1%	(1.2)	0.5%	1.2%	(0.7)
Current accident year losses $1 million - $5 million	6.8	7.7	(0.9)	5.1	5.6	(0.5)
Large loss prior accident year reserve development	3.8	1.3	2.5	1.9	1.7	0.2
Total large loss ratio	10.5	10.1	0.4	7.5	8.5	(1.0)
Losses incurred but not reported	(2.6)	(2.9)	0.3	0.6	1.9	(1.3)
Other losses excluding catastrophe losses	37.6	35.3	2.3	37.2	35.6	1.6
Catastrophe losses	3.8	9.3	(5.5)	6.1	6.2	(0.1)
Total loss ratio	49.3%	51.8%	(2.5)	51.4%	52.2%	(0.8)

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The third-quarter 2019 commercial lines total large losses incurred of $87 million, net of reinsurance, were higher than the quarterly average of $71 million during full-year 2018 and the $81 million total large losses incurred for the third quarter of 2018. The decrease in commercial lines large losses for the first nine months of 2019 was primarily due to our commercial casualty and commercial property lines of business. The third-quarter 2019 ratio for commercial lines total large losses was 0.4 percentage points higher than last year's third-quarter ratio. The third-quarter 2019 amount of total large losses incurred had a minor, but unfavorable, effect on the decrease in the nine-month 2019 total large loss ratio, compared with 2018, reducing the benefit of a first-half 2019 ratio that was 1.7 points lower than the first half of 2018. We believe results for the three- and nine-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

PERSONAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2019	2018	% Change	2019	2018	% Change
Earned premiums	$354	$338	5	$1,046	$994	5
Fee revenues	1	1	0	3	4	(25)
Total revenues	355	339	5	1,049	998	5
Loss and loss expenses from:
Current accident year before catastrophe losses	226	216	5	651	646	1
Current accident year catastrophe losses	25	33	(24)	101	94	7
Prior accident years before catastrophe losses	(5)	(2)	(150)	(21)	12	nm
Prior accident years catastrophe losses	(2)	2	nm	3	4	(25)
Loss and loss expenses	244	249	(2)	734	756	(3)
Underwriting expenses	108	99	9	311	292	7
Underwriting profit (loss)	$3	$(9)	nm	$4	$(50)	nm

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	63.8%	64.0%	(0.2)	62.2%	65.0%	(2.8)
Current accident year catastrophe losses	7.2	9.7	(2.5)	9.7	9.5	0.2
Prior accident years before catastrophe losses	(1.3)	(0.5)	(0.8)	(2.0)	1.2	(3.2)
Prior accident years catastrophe losses	(0.5)	0.5	(1.0)	0.3	0.3	0.0
Loss and loss expenses	69.2	73.7	(4.5)	70.2	76.0	(5.8)
Underwriting expenses	30.4	29.3	1.1	29.7	29.4	0.3
Combined ratio	99.6%	103.0%	(3.4)	99.9%	105.4%	(5.5)

Combined ratio	99.6%	103.0%	(3.4)	99.9%	105.4%	(5.5)
Contribution from catastrophe losses and prior years reserve development	5.4	9.7	(4.3)	8.0	11.0	(3.0)
Combined ratio before catastrophe losses and prior years reserve development	94.2%	93.3%	0.9	91.9%	94.4%	(2.5)

Overview
Performance highlights for the personal lines segment include:

•
Premiums – Personal lines earned premiums and net written premiums continued to grow during the third quarter and first nine months of 2019, primarily due to increases in agency renewal written premiums reflecting higher average pricing. Personal lines net written premiums from high net worth policies totaled approximately $110 million and $302 million for the third quarter and first nine months of 2019, compared with $83 million and $233 million for the same periods of 2018. The table below analyzes the primary components of premiums.

Agency renewal written premiums increased 4% for the third quarter and 6% for the first nine months of 2019, largely due to rate increases in select states. We estimate that premium rates for our personal auto line of business increased at average percentages in the high-single-digit range during the first nine months of 2019. For our homeowner line of business, we estimate that premium rates for the first nine months of 2019 increased at average percentages in the mid-single-digit range. For both our personal auto and homeowner lines of business, some individual policies experienced lower or higher rate changes based on each risk's specific characteristics and enhanced pricing precision enabled by predictive models.
Personal lines new business written premiums decreased by 5% and 4% during the third quarter and first nine months of 2019, compared with the same periods of 2018, reflecting pricing discipline, particularly in select states.
Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. For our personal lines insurance segment, an increase in ceded premiums reduced net written premiums by less than $1 million and $5 million for the third quarter and first nine months of 2019, compared with the same periods of 2018.

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

We continue to implement strategies discussed in our 2018 Annual Report on Form 10-K, Item 1, Strategic Initiatives, Page 14, to enhance our responsiveness to marketplace changes and to help achieve our long-term objectives for personal lines growth and profitability. These strategies include initiatives to more profitably underwrite personal auto policies.

Personal Lines Insurance Premiums

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2019	2018	% Change	2019	2018	% Change
Agency renewal written premiums	$356	$342	4	$1,003	$948	6
Agency new business written premiums	40	42	(5)	122	127	(4)
Other written premiums	(8)	(7)	(14)	(26)	(20)	(30)
Net written premiums	388	377	3	1,099	1,055	4
Unearned premium change	(34)	(39)	13	(53)	(61)	13
Earned premiums	$354	$338	5	$1,046	$994	5

•
Combined ratio – Our personal lines combined ratio improved for the third quarter and first nine months of 2019, compared with the same periods a year ago. The third-quarter improvement was primarily due to lower weather-related natural catastrophe losses and loss expenses, but also reflected better loss experience before catastrophe effects. The nine-month improvement was primarily due to better experience in the ratio for current accident year loss and loss expenses before catastrophe losses and favorable reserve development on prior accident years.

The current accident year loss and loss expenses before catastrophe losses ratio for personal lines improved in the first nine months of 2019. That 62.2% ratio was 2.8 percentage points lower, compared with the 65.0% accident year 2018 ratio measured as of September 30, 2018, including an increase of 0.9 percentage points in the ratio for large losses of $1 million or more per claim, discussed below.
Catastrophe losses and loss expenses accounted for 6.7 and 10.0 percentage points of the combined ratio for the third quarter and first nine months of 2019, compared with 10.2 and 9.8 percentage points for the same periods of last year. Through 2018, the 10-year annual average catastrophe loss ratio for the personal lines segment was 10.9 percentage points, and the five-year annual average was 8.9 percentage points.
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
Our homeowner line of business, representing 42% of our 2018 personal lines earned premiums, was the only major line in this segment with a nine-month 2019 total loss and loss expense ratio before catastrophe losses significantly higher than we desired, although it improved compared with the prior-year period. Its catastrophe loss experience has been elevated in recent quarters, in part due to wildfire losses that have affected much of the property casualty industry. In recent quarters, our homeowner policies have experienced average renewal price increases at percentages near the high end of the mid-single-digit range. We believe rate increases and other actions to improve pricing precision and reduce loss costs will improve future profitability.
The net effect of reserve development on prior accident years during the third quarter and first nine months of 2019 was favorable for personal lines overall by $7 million and $18 million, compared with less than $1 million for the third quarter a year ago and $16 million of unfavorable net reserve development for the first nine months of 2018. Our personal auto line of business was the largest contributor to the 2019 total personal lines net favorable reserve development on prior accident years, partially offset by net unfavorable reserve development for our homeowner line of business. The net favorable reserve development was primarily due to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2018 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 54.
The underwriting expense ratio increased for the third quarter and first nine months of 2019, compared with the same periods a year ago, largely due to more agency profit-sharing commissions. The ratio for both periods also reflects ongoing expense management efforts and higher earned premiums.

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

Personal Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended September 30,			Nine months ended September 30,
	2019	2018	% Change	2019	2018	% Change
Current accident year losses greater than $5 million	$—	$—	nm	$—	$—	nm
Current accident year losses $1 million - $5 million	20	7	186	39	28	39
Large loss prior accident year reserve development	(1)	(1)	—	2	7	(71)
Total large losses incurred	19	6	217	41	35	17
Losses incurred but not reported	—	11	(100)	(1)	41	nm
Other losses excluding catastrophe losses	172	172	—	504	496	2
Catastrophe losses	23	33	(30)	101	95	6
Total losses incurred	$214	$222	(4)	$645	$667	(3)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	—%	—%	0.0	—%	—%	0.0
Current accident year losses $1 million - $5 million	5.4	2.0	3.4	3.7	2.8	0.9
Large loss prior accident year reserve development	(0.2)	(0.3)	0.1	0.2	0.7	(0.5)
Total large loss ratio	5.2	1.7	3.5	3.9	3.5	0.4
Losses incurred but not reported	(0.1)	3.4	(3.5)	(0.1)	4.2	(4.3)
Other losses excluding catastrophe losses	48.9	50.5	(1.6)	48.1	49.7	(1.6)
Catastrophe losses	6.4	10.0	(3.6)	9.7	9.6	0.1
Total loss ratio	60.4%	65.6%	(5.2)	61.6%	67.0%	(5.4)

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the third quarter of 2019, the personal lines total large loss ratio, net of reinsurance, was 3.5 percentage points higher than last year's third quarter. The increase in personal lines large losses for the first nine months of 2019 occurred primarily for our homeowner line of business. The third-quarter 2019 amount of total large losses incurred drove the increase in the nine-month 2019 total large loss ratio, compared with 2018, offsetting a first-half 2019 ratio that was 1.2 points lower than the first half of 2018. We believe results for the three- and nine-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

EXCESS AND SURPLUS LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2019	2018	% Change	2019	2018	% Change
Earned premiums	$72	$60	20	$202	$173	17
Fee revenues	1	—	nm	2	1	100
Total revenues	73	60	22	204	174	17

Loss and loss expenses from:
Current accident year before catastrophe losses	41	32	28	110	95	16
Current accident year catastrophe losses	1	1	0	1	2	(50)
Prior accident years before catastrophe losses	(3)	(8)	63	(10)	(22)	55
Prior accident years catastrophe losses	—	—	0	—	—	0
Loss and loss expenses	39	25	56	101	75	35
Underwriting expenses	22	18	22	63	51	24
Underwriting profit	$12	$17	(29)	$40	$48	(17)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	57.6%	53.3%	4.3	54.7%	54.9%	(0.2)
Current accident year catastrophe losses	0.6	0.9	(0.3)	0.5	1.2	(0.7)
Prior accident years before catastrophe losses	(6.0)	(11.3)	5.3	(5.5)	(12.6)	7.1
Prior accident years catastrophe losses	0.5	(0.3)	0.8	0.1	0.0	0.1
Loss and loss expenses	52.7	42.6	10.1	49.8	43.5	6.3
Underwriting expenses	30.5	29.4	1.1	31.1	29.3	1.8
Combined ratio	83.2%	72.0%	11.2	80.9%	72.8%	8.1

Combined ratio	83.2%	72.0%	11.2	80.9%	72.8%	8.1
Contribution from catastrophe losses and prior years reserve development	(4.9)	(10.7)	5.8	(4.9)	(11.4)	6.5
Combined ratio before catastrophe losses and prior years reserve development	88.1%	82.7%	5.4	85.8%	84.2%	1.6

Overview
Performance highlights for the excess and surplus lines segment include:

•
Premiums – Excess and surplus lines net written premiums continued to grow during the third quarter and first nine months of 2019, compared with the same periods a year ago, primarily due to an increase in new business written premiums. Agency renewal written premiums also grew. For the first nine months of 2019, excess and surplus lines policy renewals experienced estimated average price increases at percentages in the low-single-digit range. We measure average changes in excess and surplus lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies.

New business written premiums produced by agencies increased by $10 million for the third quarter and $31 million for the first nine months of 2019, compared with the same periods of 2018. We believe the unusually large increases reflect more opportunities in the marketplace for insurance companies to obtain higher premium rates, plus our additional marketing efforts. Some of what we report as new business came from accounts that were not new to our agents. We believe our agents' seasoned accounts tend to be priced more accurately than business that may be less familiar to them.

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

Excess and Surplus Lines Insurance Premiums

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2019	2018	% Change	2019	2018	% Change
Agency renewal written premiums	$50	$44	14	$153	$142	8
Agency new business written premiums	28	18	56	82	51	61
Other written premiums	(4)	(3)	(33)	(12)	(9)	(33)
Net written premiums	74	59	25	223	184	21
Unearned premium change	(2)	1	nm	(21)	(11)	(91)
Earned premiums	$72	$60	20	$202	$173	17

•
Combined ratio – The excess and surplus lines combined ratio increased by 11.2 and 8.1 percentage points for the third quarter and first nine months of 2019, compared with the same periods of 2018. The increases were primarily due to less favorable reserve development on prior accident years.

The current accident year loss and loss expenses before catastrophe losses ratio for excess and surplus lines improved in the first nine months of 2019. That 54.7% ratio was 0.2 percentage points lower, compared with the 54.9% accident year 2018 ratio measured as of September 30, 2018, despite an increase of 0.8 percentage points in the ratio for large losses of $1 million or more per claim, discussed below.
Excess and surplus lines net favorable reserve development on prior accident years, as a ratio to earned premiums, was 5.5% and 5.4% for the third quarter and first nine months of 2019, compared with 11.6% and 12.6% for the same periods of 2018. The net favorable reserve development recognized during the first nine months of 2019 was largely attributable to accident year 2018 and primarily due to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2018 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 54.
The excess and surplus lines underwriting expense ratio for the third quarter and first nine months of 2019 increased, compared with the same periods of 2018, primarily due to higher internal expense allocations that offset higher earned premiums and ongoing expense management efforts.

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

Excess and Surplus Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended September 30,			Nine months ended September 30,
	2019	2018	% Change	2019	2018	% Change
Current accident year losses greater than $5 million	$—	$—	nm	$—	$—	nm
Current accident year losses $1 million - $5 million	—	1	(100)	3	1	200
Large loss prior accident year reserve development	2	—	nm	4	—	nm
Total large losses incurred	2	1	100	7	1	600
Losses incurred but not reported	(2)	2	nm	(4)	—	nm
Other losses excluding catastrophe losses	25	11	127	61	42	45
Catastrophe losses	1	1	—	1	2	(50)
Total losses incurred	$26	$15	73	$65	$45	44

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	—%	—%	0.0	—%	—%	0.0
Current accident year losses $1 million - $5 million	—	1.9	(1.9)	1.5	0.7	0.8
Large loss prior accident year reserve development	2.7	0.4	2.3	1.8	(0.1)	1.9
Total large loss ratio	2.7	2.3	0.4	3.3	0.6	2.7
Losses incurred but not reported	(2.6)	4.3	(6.9)	(2.2)	0.1	(2.3)
Other losses excluding catastrophe losses	34.5	18.7	15.8	30.3	24.4	5.9
Catastrophe losses	1.0	0.5	0.5	0.6	1.1	(0.5)
Total loss ratio	35.6%	25.8%	9.8	32.0%	26.2%	5.8

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the third quarter of 2019, the excess and surplus lines total ratio for large losses, net of reinsurance, was 0.4 percentage points higher than last year's third quarter. The third-quarter 2019 amount of total large losses incurred helped contribute to the increase in the nine-month 2019 total large loss ratio, compared with 2018, in addition to the effect of a first-half 2019 ratio that was 4.0 points higher than the first half of 2018. We believe results for the three- and nine-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

LIFE INSURANCE RESULTS

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2019	2018	% Change	2019	2018	% Change
Earned premiums	$70	$61	15	$203	$185	10
Fee revenues	1	1	0	3	3	0
Total revenues	71	62	15	206	188	10
Contract holders' benefits incurred	68	66	3	211	191	10
Investment interest credited to contract holders'	(25)	(24)	(4)	(74)	(72)	(3)
Underwriting expenses incurred	23	17	35	67	56	20
Total benefits and expenses	66	59	12	204	175	17
Life insurance segment profit	$5	$3	67	$2	$13	(85)

Overview
Performance highlights for the life insurance segment include:

•
Revenues – Revenues increased for the nine months ended September 30, 2019, compared with the same period a year ago, primarily due to higher earned premiums from term life insurance, our largest life insurance product line.

Net in-force life insurance policy face amounts increased to $69.197 billion at September 30, 2019, from $66.142 billion at year-end 2018.
Fixed annuity deposits received for the three and nine months ended September 30, 2019, were $11 million and $31 million, compared with $6 million and $23 million for the same periods of 2018. Fixed annuity deposits have a minimal impact to earned premiums because deposits received are initially recorded as liabilities. Profit is earned over time by way of interest-rate spreads. We do not write variable or equity-indexed annuities.

Life Insurance Premiums

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2019	2018	% Change	2019	2018	% Change
Term life insurance	$47	$42	12	$139	$127	9
Universal life insurance	11	9	22	31	27	15
Other life insurance and annuity products	12	10	20	33	31	6
Net earned premiums	$70	$61	15	$203	$185	10

•
Profitability – Our life insurance segment typically reports a small profit or loss on a GAAP basis because profits from investment income spreads are included in our investment segment results. We include only investment income credited to contract holders (including interest assumed in life insurance policy reserve calculations) in our life insurance segment results. A gain of $2 million for our life insurance segment in the first nine months of 2019, compared with a gain of $13 million for the same period of 2018, was primarily due to increased mortality expense and less favorable effects from the unlocking of interest rate and actuarial assumptions.

Life insurance segment benefits and expenses consist principally of contract holders' (policyholders') benefits incurred related to traditional life and interest-sensitive products and operating expenses incurred, net of deferred acquisition costs. Total benefits increased in the first nine months of 2019. Life policy and investment contract reserves increased with continued growth in net in-force life insurance policy face amounts. Mortality results increased, compared with the same period of 2018, and were slightly higher than our 2019 projections.
Underwriting expenses for the first nine months of 2019 increased compared with the same period a year ago. For the first nine months of 2019, unlocking of interest rate and other actuarial assumptions decreased the amount of expenses deferred to future periods, increasing underwriting expenses. For the first nine months of 2018, unlocking of interest rate and other actuarial assumptions increased the amount of expenses deferred to future periods, decreasing underwriting expenses.

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

We recognize that assets under management, capital appreciation and investment income are integral to evaluating the success of the life insurance segment because of the long duration of life products. On a basis that includes investment income and investment gains or losses from life-insurance-related invested assets, the life insurance company reported net income of $12 million and $30 million for the three and nine months ended September 30, 2019, compared with net income of $15 million and $45 million for the same periods of 2018. The life insurance company portfolio had net after-tax investment losses of $1 million and $3 million for the three and nine months ended September 30, 2019, compared with less than $1 million of net after-tax investment losses for the three and nine months ended September 30, 2018.

INVESTMENTS RESULTS

Overview
The investments segment contributes investment income and investment gains and losses to results of operations. Investments traditionally are our primary source of pretax and after-tax profits.

Investment Income
Pretax investment income increased 5% for the third quarter of 2019 and 4% for the nine months ended September 30, 2019, compared with the same periods of 2018. Interest income was essentially flat, reflecting net purchases of fixed-maturity securities that generally offset the continuing effects of the low interest rate environment. Higher dividend income reflected rising dividend rates and net purchases of equity securities in recent quarters.

Investments Results

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2019	2018	% Change	2019	2018	% Change
Total investment income, net of expenses	$161	$154	5	$478	$458	4
Investment interest credited to contract holders'	(25)	(24)	(4)	(74)	(72)	(3)
Investment gains and losses, net	86	458	(81)	1,113	372	199
Investments profit, pretax	$222	$588	(62)	$1,517	$758	100

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

(Dollars in millions)	% Yield	Principal redemptions
At September 30, 2019
Fixed-maturity pretax yield profile:
Expected to mature during the remainder of 2019	4.77%	$91
Expected to mature during 2020	4.63	600
Expected to mature during 2021	4.35	984
Average yield and total expected maturities from the remainder of 2019 through 2021	4.47	$1,675

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

The table below shows the average pretax yield-to-amortized cost for fixed-maturity securities acquired during the periods indicated. The average yield for total fixed-maturity securities acquired during the first nine months of 2019 was slightly lower than the 4.20% average yield-to-amortized cost of the fixed-maturity securities portfolio at the end of 2018. Our fixed-maturity portfolio's average yield of 4.09% for the first nine months of 2019, from the investment income table below, was also lower than that yield for the year-end 2018 fixed-maturities portfolio.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Average pretax yield-to-amortized cost on new fixed-maturities:
Acquired taxable fixed-maturities	3.97%	4.53%	4.42%	4.43%
Acquired tax-exempt fixed-maturities	3.14	3.87	3.19	3.63
Average total fixed-maturities acquired	3.86	4.43	4.19	4.34

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

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2019	2018	% Change	2019	2018	% Change
Investment income:
Interest	$110	$111	(1)	$332	$333	0
Dividends	50	45	11	146	131	11
Other	5	1	400	10	3	233
Less investment expenses	4	3	33	10	9	11
Investment income, pretax	161	154	5	478	458	4
Less income taxes	26	24	8	75	70	7
Total investment income, after-tax	$135	$130	4	$403	$388	4

Investment returns:
Average invested assets plus cash and cash equivalents	$19,088	$17,712		$18,364	$17,683
Average yield pretax	3.37%	3.48%		3.47%	3.45%
Average yield after-tax	2.83	2.94		2.93	2.93
Effective tax rate	15.7	15.4		15.6	15.3

Fixed-maturity returns:
Average amortized cost	$10,922	$10,603		$10,828	$10,484
Average yield pretax	4.03%	4.19%		4.09%	4.24%
Average yield after-tax	3.36	3.50		3.41	3.54
Effective tax rate	16.5	16.5		16.6	16.4

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

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

The table below summarizes total investment gains and losses, before taxes.

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Investment gains and losses:
Equity securities:
Investment gains and losses on securities sold, net	$—	$8	$27	$17
Unrealized gains and losses on securities still held, net	89	450	1,084	351
Subtotal	89	458	1,111	368
Fixed maturities:
Gross realized gains	6	2	9	9
Gross realized losses	(1)	(1)	(3)	(2)
Other-than-temporary impairments	(6)	—	(6)	—
Subtotal	(1)	1	—	7
Other	(2)	(1)	2	(3)
Total investment gains and losses reported in net income	86	458	1,113	372
Change in unrealized investment gains and losses:
Fixed maturities	100	(77)	542	(378)
Total	$186	$381	$1,655	$(6)

Of the 3,821 fixed-maturity securities in the portfolio, two securities were trading below 70% of amortized cost at September 30, 2019, with a fair value of $7 million and an unrealized loss of $3 million. Our asset impairment committee regularly monitors the portfolio, including a quarterly review of the entire portfolio for potential OTTI charges, resulting in charges disclosed in the table below. We believe that if liquidity in the markets were to significantly deteriorate or economic conditions were to significantly weaken, we could experience declines in portfolio values and possibly additional OTTI charges.

The table below provides additional details for OTTI charges.

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Fixed maturities:
Energy	$6	$—	$6	$—
Total fixed maturities	$6	$—	$6	$—

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

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

Total revenues for the first nine months of 2019 for our Other operations increased, compared with the same period of 2018, primarily due to earned premiums from Cincinnati Re and Cincinnati Global, with increases of $41 million and $111 million, respectively. Total expenses for Other increased for the first nine months of 2019, primarily due to more losses and loss expenses from Cincinnati Re and Cincinnati Global.

Other loss in the table below represents losses before income taxes. For both periods shown, Other loss resulted largely from interest expense from debt of the parent company.

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2019	2018	% Change	2019	2018	% Change
Interest and fees on loans and leases	$1	$2	(50)	$4	$4	0
Earned premiums	116	34	241	245	93	163
Other revenues	2	—	nm	3	—	nm
Total revenues	119	36	231	252	97	160
Interest expense	14	14	0	40	40	0
Loss and loss expenses	71	24	196	141	50	182
Underwriting expenses	33	10	230	70	30	133
Operating expenses	5	3	67	17	10	70
Total expenses	123	51	141	268	130	106
Total other loss	$(4)	$(15)	73	$(16)	$(33)	52

TAXES
We had $46 million and $320 million of income tax expense for the three and nine months ended September 30, 2019, compared with $65 million and $93 million for the same periods of 2018. The effective tax rate for the three and nine months ended September 30, 2019, was 15.6% and 18.9% compared with 10.5% and 11.2% for the same periods last year. The change in our effective tax rate between periods was due to changes in our net investment gains and losses as well as changes in our underwriting income. During the third quarter of 2018, our change in the effective tax rate included a reduction by 8.1% and 6.0% for the three months and nine months ended September 30, 2018, respectively, as a result of approved changes to our tax accounting methods, primarily related to the valuation of our tax base unpaid losses. For the three and nine months ended September 30, 2019, there was no material impact to our effective tax rate as a result of our Cincinnati Global acquisition.

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

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2019, shareholders' equity was $9.371 billion, compared with $7.833 billion at December 31, 2018. Total debt was $826 million at September 30, 2019, up $6 million from December 31, 2018. At September 30, 2019, cash and cash equivalents totaled $787 million, compared with $784 million at December 31, 2018.

SOURCES OF LIQUIDITY

Subsidiary Dividends
Our lead insurance subsidiary declared dividends of $400 million to the parent company in the first nine months of 2019, compared with $300 million for the same period of 2018. For full-year 2018, subsidiary dividends declared totaled $500 million. State of Ohio regulatory requirements restrict the dividends our insurance subsidiary can pay. For full-year 2019, total dividends that our insurance subsidiary could pay to our parent company without regulatory approval are approximately $626 million.

Investing Activities
Investment income is a source of liquidity for both the parent company and its insurance subsidiaries. We continue to focus on portfolio strategies to balance near-term income generation and long-term book value growth.

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

The table below shows a summary of operating cash flow for property casualty insurance (direct method):

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2019	2018	% Change	2019	2018	% Change
Premiums collected	$1,405	$1,263	11	$4,197	$3,842	9
Loss and loss expenses paid	(830)	(705)	(18)	(2,452)	(2,114)	(16)
Commissions and other underwriting expenses paid	(385)	(356)	(8)	(1,282)	(1,227)	(4)
Cash flow from underwriting	190	202	(6)	463	501	(8)
Investment income received	118	110	7	338	321	5
Cash flow from operations	$308	$312	(1)	$801	$822	(3)

Collected premiums for property casualty insurance rose $355 million during the first nine months of 2019, compared with the same period in 2018. Loss and loss expenses paid for the 2019 period increased $338 million. Commissions and other underwriting expenses paid increased $55 million, primarily due to higher commissions paid to agencies, reflecting the increase in collected premiums.

We discuss our future obligations for claims payments and for underwriting expenses in our 2018 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 97, and Other Commitments also on Page 97.

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

Capital Resources
At September 30, 2019, our debt-to-total-capital ratio was 8.1%, with $788 million in long-term debt and $38 million in borrowing on our revolving short-term line of credit. That line of credit had a $32 million balance at December 31, 2018. At September 30, 2019, $262 million was available for future cash management needs as part of the general provisions of the line of credit agreement, with another $300 million available as part of an accordion feature. Based on our capital requirements at September 30, 2019, we do not anticipate a material increase in debt levels exceeding the available line of credit amount during the remainder of the year. As a result, we expect changes in our debt-to-total-capital ratio to continue to be largely a function of the contribution of unrealized investment gains or losses to shareholders' equity. As part of our Cincinnati Global acquisition, on February 25, 2019, we entered into an unsecured letter of credit agreement to provide a portion of the capital needed to support its obligations at Lloyd's. The amount of this unsecured letter of credit agreement was $234 million at September 30, 2019.

We provide details of our three long-term notes in this quarterly report Item 1, Note 3 – Fair Value Measurements. None of the notes are encumbered by rating triggers.

Four independent ratings firms award insurer financial strength ratings to our property casualty insurance companies and three firms rate our life insurance company. Those firms made no changes to our parent company debt ratings during the first nine months of 2019. Our debt ratings are discussed in our 2018 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, Other Sources of Liquidity, Page 95.

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

•
Commissions – Commissions paid were $806 million in the first nine months of 2019. Commission payments generally track with written premiums, except for annual profit-sharing commissions typically paid during the first quarter of the year.

•
Other underwriting expenses – Many of our underwriting expenses are not contractual obligations, but reflect the ongoing expenses of our business. Noncommission underwriting expenses paid were $476 million in the first nine months of 2019.

•
Technology costs – In addition to contractual obligations for hardware and software, we anticipate capitalizing up to $7 million in spending for key technology initiatives in 2019. Capitalized development costs related to key technology initiatives were $6 million in the first nine months of 2019. These activities are conducted at our discretion, and we have no material contractual obligations for activities planned as part of these projects.

•
Funds at Lloyd's – From time to time, we may be required to meet certain cash funding requirements on behalf of Cincinnati Global. During the first nine months of 2019, the parent company deposited $50 million with Lloyd's to meet these funding requirements.

There were no contributions to our qualified pension plan during the first nine months of 2019.

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

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

Uses of Capital
Uses of cash to enhance shareholder return include dividends to shareholders. In February 2019, the board of directors declared regular quarterly cash dividends of 56 cents per share for an indicated annual rate of $2.24 per share. During the first nine months of 2019, we used $265 million to pay cash dividends to shareholders.

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

Total gross reserves at September 30, 2019, increased $351 million compared with December 31, 2018. Case loss reserves for losses increased $222 million, IBNR loss reserves increased by $105 million and loss expense reserves increased by $24 million. The total gross increase was primarily due to the inclusion of reserves for recently acquired Cincinnati Global.

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

Property Casualty Gross Reserves

(Dollars in millions)	Loss reserves		Loss expense reserves	Total gross reserves
	Case reserves	IBNR reserves			Percent of total
At September 30, 2019
Commercial lines insurance:
Commercial casualty	$935	$677	$614	$2,226	37.1%
Commercial property	313	16	63	392	6.5
Commercial auto	401	169	140	710	11.8
Workers' compensation	409	508	91	1,008	16.8
Other commercial	107	9	68	184	3.1
Subtotal	2,165	1,379	976	4,520	75.3
Personal lines insurance:
Personal auto	230	54	76	360	6.0
Homeowner	147	10	39	196	3.3
Other personal	46	65	5	116	1.9
Subtotal	423	129	120	672	11.2
Excess and surplus lines insurance	146	91	97	334	5.6
Cincinnati Re	46	185	2	233	3.9
Cincinnati Global	166	70	2	238	4.0
Total	$2,946	$1,854	$1,197	$5,997	100.0%
At December 31, 2018
Commercial lines insurance:
Commercial casualty	$981	$647	$604	$2,232	39.5%
Commercial property	270	12	60	342	6.1
Commercial auto	402	152	141	695	12.3
Workers' compensation	384	542	92	1,018	18.0
Other commercial	99	7	73	179	3.2
Subtotal	2,136	1,360	970	4,466	79.1
Personal lines insurance:
Personal auto	240	50	72	362	6.3
Homeowner	152	9	40	201	3.6
Other personal	46	65	5	116	2.1
Subtotal	438	124	117	679	12.0
Excess and surplus lines insurance	118	96	84	298	5.3
Cincinnati Re	32	169	2	203	3.6
Total	$2,724	$1,749	$1,173	$5,646	100.0%

LIFE POLICY AND INVESTMENT CONTRACT RESERVES
Gross life policy and investment contract reserves were $2.816 billion at September 30, 2019, compared with $2.779 billion at year-end 2018, reflecting continued growth in life insurance policies in force. We discuss our life insurance reserving practices in our 2018 Annual Report on Form 10-K, Item 7, Life Insurance Policyholder Obligations and Reserves, Page 104.

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

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

The fair value of our investment portfolio was $18.776 billion at September 30, 2019, up $2.167 billion from year-end 2018, including a $911 million increase in the fixed-maturity portfolio and a $1.256 billion increase in the equity portfolio.

(Dollars in millions)	At September 30, 2019				At December 31, 2018
	Cost or amortized cost	Percent of total	Fair value	Percent of total	Cost or amortized cost	Percent of total	Fair value	Percent of total
Taxable fixed maturities	$7,171	49.2%	$7,527	40.1%	$6,920	49.4%	$6,926	41.7%
Tax-exempt fixed maturities	3,841	26.4	4,073	21.7	3,723	26.6	3,763	22.6
Common equities	3,350	23.0	6,956	37.0	3,195	22.8	5,742	34.6
Nonredeemable preferred equities	198	1.4	220	1.2	173	1.2	178	1.1
Total	$14,560	100.0%	$18,776	100.0%	$14,011	100.0%	$16,609	100.0%

At September 30, 2019, our consolidated investment portfolio included less than $1 million of assets for which values are based on prices or valuation techniques that require significant management judgment (Level 3 assets). This represented less than 1% of investment portfolio assets measured at fair value. See Item 1, Note 3, Fair Value Measurements, for additional discussion of our valuation techniques. We have generally obtained and evaluated two nonbinding quotes from brokers; then, our investment professionals determined our best estimate of fair value. These investments include private placements, small issues and various thinly traded securities.

In addition to our investment portfolio, the total investments amount reported in our condensed consolidated balance sheets includes Other invested assets. Other invested assets included $32 million of life policy loans, $148 million in Lloyd's deposits, $73 million of private equity investments and $30 million of real estate through direct property ownership and development projects in the United States at September 30, 2019.

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

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

In the first nine months of 2019, the increase in fair value of our fixed-maturity portfolio reflected both net purchases of securities and an increase in net unrealized gains, primarily due to a decrease in interest rates. At September 30, 2019, our fixed-maturity portfolio with an average rating of A3/A was valued at 105.3% of its amortized cost, compared with 100.4% at December 31, 2018.

At September 30, 2019, our investment-grade and noninvestment-grade fixed-maturity securities represented 86.0% and 2.5% of the portfolio, respectively. The remaining 11.5% represented fixed-maturity securities that were not rated by Moody's or S&P Global Ratings.

Attributes of the fixed-maturity portfolio include:

	At September 30, 2019		At December 31, 2018
Weighted average yield-to-amortized cost	4.11%		4.20%
Weighted average maturity	7.7	yrs	7.6	yrs
Effective duration	4.8	yrs	5.2	yrs

We discuss maturities of our fixed-maturity portfolio in our 2018 Annual Report on Form 10-K, Item 8, Note 2, Investments, Page 137, and in this quarterly report Item 2, Investments Results.

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

TAXABLE FIXED MATURITIES
Our taxable fixed-maturity portfolio, with a fair value of $7.527 billion at September 30, 2019, included:

(Dollars in millions)	At September 30, 2019	At December 31, 2018
Investment-grade corporate	$6,128	$5,464
States, municipalities and political subdivisions	517	541
Commercial mortgage backed	305	288
Noninvestment-grade corporate	282	246
Government sponsored enterprises	162	310
United States government	109	67
Foreign government	24	10
Total	$7,527	$6,926

Our strategy is to buy, and typically hold, fixed-maturity investments to maturity, but we monitor credit profiles and fair value movements when determining holding periods for individual securities. With the exception of United States agency issues that include government-sponsored enterprises, no individual issuer's securities accounted for more than 1.1% of the taxable fixed-maturity portfolio at September 30, 2019. Our investment-grade corporate bonds had an average rating of Baa2 by Moody's or BBB by S&P Global Ratings and represented 81.4% of the taxable fixed-maturity portfolio's fair value at September 30, 2019, compared with 78.9% at year-end 2018.

The heaviest concentration in our investment-grade corporate bond portfolio, based on fair value at
September 30, 2019, was the financial sector. It represented 43.4% of our investment-grade corporate bond portfolio, compared with 47.1% at year-end 2018. No other sector exceeded 10% of our investment-grade corporate bond portfolio.

Our taxable fixed-maturity portfolio at September 30, 2019, included $305 million of commercial mortgage-backed securities with an average rating of Aa1/AA.

TAX-EXEMPT FIXED MATURITIES
At September 30, 2019, we had $4.073 billion of tax-exempt fixed-maturity securities with an average rating of Aa2/AA by Moody's and S&P Global Ratings. We traditionally have purchased municipal bonds focusing on general obligation and essential services issues, such as water, waste disposal or others. The portfolio is well diversified among approximately 1,450 municipal bond issuers. No single municipal issuer accounted for more than 0.6% of the tax-exempt fixed-maturity portfolio at September 30, 2019.

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

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

The table below summarizes the effect of hypothetical changes in interest rates on the fair value of the fixed-maturity portfolio:

(Dollars in millions)	Effect from interest rate change in basis points
	-200	-100	-	100	200
At September 30, 2019	$12,752	$12,164	$11,600	$11,029	$10,453
At December 31, 2018	$11,793	$11,245	$10,689	$10,121	$9,576

The effective duration of the fixed-maturity portfolio as of September 30, 2019, was 4.8 years, down from 5.2 years at year-end 2018. The above table is a theoretical presentation showing that an instantaneous, parallel shift in the yield curve of 100 basis points could produce an approximately 4.9% change in the fair value of the fixed-maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value are to changes in the general level of interest rates, exclusive of call features. The fair values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.

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

EQUITY INVESTMENTS
Our equity investments, with a fair value totaling $7.176 billion at September 30, 2019, included $6.956 billion of common stock securities of companies generally with strong indications of paying and growing their dividends. Other criteria we evaluate include increasing sales and earnings, proven management and a favorable outlook. We believe our equity investment style is an appropriate long-term strategy. While our long-term financial position would be affected by prolonged changes in the market valuation of our investments, we believe our strong surplus position and cash flow provide a cushion against short-term fluctuations in valuation. Continued payment of cash dividends by the issuers of our common equity holdings can provide a floor to their valuation.

The table below summarizes the effect of hypothetical changes in market prices on fair value of our equity portfolio.

(Dollars in millions)	Effect from market price change in percent
	-30%	-20%	-10%	—	10%	20%	30%
At September 30, 2019	$5,023	$5,741	$6,458	$7,176	$7,894	$8,611	$9,329
At December 31, 2018	$4,144	$4,736	$5,328	$5,920	$6,512	$7,104	$7,696

At September 30, 2019, Microsoft Corporation (Nasdaq:MSFT) was our largest single common stock holding with a fair value of $349 million, or 5.0% of our publicly traded common stock portfolio and 1.9% of the total investment portfolio. Thirty-eight holdings among 10 different sectors each had a fair value greater than $100 million.

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

Common Stock Portfolio Industry Sector Distribution

	Percent of common stock portfolio
	At September 30, 2019		At December 31, 2018
	Cincinnati Financial	S&P 500 Industry Weightings	Cincinnati Financial	S&P 500 Industry Weightings
Sector:
Information technology	22.7%	21.9%	20.9%	20.1%
Financial	15.7	12.9	15.6	13.3
Industrials	12.5	9.4	12.5	9.2
Healthcare	11.7	13.7	14.9	15.6
Consumer discretionary	10.8	10.1	10.5	10.0
Energy	6.5	4.5	6.7	5.3
Consumer staples	6.3	7.6	5.6	7.4
Materials	5.0	2.7	4.9	2.7
Telecomm services	3.5	10.4	3.5	10.1
Utilities	2.7	3.6	2.7	3.3
Real Estate	2.6	3.2	2.2	3.0
Total	100.0%	100.0%	100.0%	100.0%

UNREALIZED INVESTMENT GAINS AND LOSSES
At September 30, 2019, unrealized investment gains before taxes for the fixed-maturity portfolio totaled $601 million and unrealized investment losses amounted to $13 million before taxes.

The $588 million net unrealized gain position in our fixed-maturity portfolio at September 30, 2019, increased in the first nine months of 2019, primarily due to a decrease in interest rates. The net gain position for our current fixed-maturity holdings will naturally decline over time as individual securities mature. In addition, changes in interest rates can cause rapid, significant changes in fair values of fixed-maturity securities and the net gain position, as discussed in Quantitative and Qualitative Disclosures About Market Risk.

For federal income tax purposes, taxes on gains from appreciated investments generally are not due until securities are sold. We believe that the appreciated value of equity securities, compared with the cost of securities that is generally used as a tax basis, is a useful measure to help evaluate how fair value can change over time. On this basis, the net unrealized investment gains at September 30, 2019, consisted of a net gain position in our equity portfolio of $3.628 billion. Events or factors such as economic growth or recession can affect the fair value and unrealized investment gains of our equity securities. The five largest holdings in our common stock portfolio were Microsoft, Apple Inc. (Nasdaq:AAPL), JP Morgan Chase & Co. (NYSE:JPM), CME Group Inc. (NYSE:CME) and Accenture plc (NYSE:ACN), which had a combined fair value of $1.359 billion.

Unrealized Investment Losses
We expect the number of fixed-maturity securities trading below amortized cost to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, amortized costs for some securities are revised through OTTI recognized in prior periods. At September 30, 2019, 127 of the 3,821 fixed-maturity securities we owned had fair values below amortized cost, compared with 1,262 of the 3,606 securities we owned at year-end 2018. The 127 holdings with fair values below amortized cost at September 30, 2019, represented 5.1% of the fair value of our fixed-maturity investment portfolio and $13 million in unrealized losses.

•
122 of the 127 holdings had fair value between 90% and 100% of amortized cost at September 30, 2019. These primarily consist of securities whose current valuation is largely the result of interest rate factors. The fair value of these 122 securities was $570 million, and they accounted for $6 million in unrealized losses.

•
3 of the 127 fixed-maturity holdings had fair value between 70% and 90% of amortized cost at September 30, 2019. We believe the three fixed-maturity securities will continue to pay interest and ultimately pay principal upon maturity. The issuers of these three securities have strong cash flow to service their debt and meet their

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

contractual obligation to make principal payments. The fair value of these securities was $15 million, and they accounted for $4 million in unrealized losses.

•
2 of the 127 fixed-maturity holdings had fair value below 70% of amortized cost at September 30, 2019. We believe these fixed-maturity securities will continue to pay interest and ultimately pay principal upon maturity. The fair value of these securities was $7 million, and they accounted for $3 million in unrealized losses.

The table below reviews fair values and unrealized losses by investment category and by the overall duration of the securities' continuous unrealized loss position.

(Dollars in millions)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At September 30, 2019	value	losses	value	losses	value	losses
Fixed maturity securities:
Corporate	$254	$4	$198	$9	$452	$13
States, municipalities and political subdivisions	9	—	13	—	22	—
Government-sponsored enterprises	19	—	78	—	97	—
United States government	5	—	4	—	9	—
Foreign government	12	—	—	—	12	—
Total	$299	$4	$293	$9	$592	$13
At December 31, 2018
Fixed maturity securities:
Corporate	$2,082	$51	$501	$36	$2,583	$87
States, municipalities and political subdivisions	823	18	340	13	1,163	31
Commercial mortgage-backed	77	—	64	2	141	2
Government-sponsored enterprises	49	1	211	6	260	7
United States government	—	—	33	1	33	1
Total	$3,031	$70	$1,149	$58	$4,180	$128

At September 30, 2019, 62 fixed-maturity securities with a total unrealized loss of $9 million had been in an unrealized loss position for 12 months or more. Of that total, two fixed-maturity securities had a fair value below 70% of amortized cost with a fair value of $7 million and accounted for $3 million in unrealized losses; two fixed-maturity securities with a fair value of $13 million had a fair value from 70% to less than 90% of amortized cost and accounted for $4 million in unrealized losses; and 58 fixed-maturity securities with a fair value of $273 million had fair values from 90% to less than 100% of amortized cost and accounted for $2 million in unrealized losses.

At September 30, 2019, applying our invested asset impairment policy, we determined that the total of $9 million, for securities in an unrealized loss position for 12 months or more in the table above, was not other-than-temporarily impaired.

During the third quarter of 2019, two securities were written down through an impairment charge and none were written down during the first two quarters of 2019. OTTI resulted in $6 million of noncash charges for the three and nine months ended September 30, 2019. During the first nine months of 2018, there were no OTTI charges.

During full-year 2018, we wrote down one security and recorded $5 million in OTTI charges. At December 31, 2018, 400 fixed-maturity investments with a total unrealized loss of $58 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity investments had fair values below 70% of amortized cost.

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

The following table summarizes the investment portfolio by severity of decline:

(Dollars in millions)	Number of issues	Amortized cost	Fair value	Gross unrealized gain (loss)	Gross investment income
At September 30, 2019
Taxable fixed maturities:
Fair valued below 70% of amortized cost	2	$10	$7	$(3)	$—
Fair valued at 70% to less than 100% of amortized cost	117	585	575	(10)	11
Fair valued at 100% and above of amortized cost	1,592	6,576	6,945	369	212
Investment income on securities sold in current year	—	—	—	—	19
Total	1,711	7,171	7,527	356	242
Tax-exempt fixed maturities:
Fair valued below 70% of amortized cost	—	—	—	—	—
Fair valued at 70% to less than 100% of amortized cost	8	10	10	—	—
Fair valued at 100% and above of amortized cost	2,102	3,831	4,063	232	89
Investment income on securities sold in current year	—	—	—	—	2
Total	2,110	3,841	4,073	232	91
Fixed-maturities summary:
Fair valued below 70% of amortized cost	2	10	7	(3)	—
Fair valued at 70% to less than 100% of amortized cost	125	595	585	(10)	11
Fair valued at 100% and above of amortized cost	3,694	10,407	11,008	601	301
Investment income on securities sold in current year	—	—	—	—	21
Total	3,821	$11,012	$11,600	$588	$333

At December 31, 2018
Fixed-maturities summary:
Fair valued below 70% of amortized cost	—	$—	$—	$—	$—
Fair valued at 70% to less than 100% of amortized cost	1,262	4,308	4,180	(128)	147
Fair valued at 100% and above of amortized cost	2,344	6,335	6,509	174	269
Investment income on securities sold in current year	—	—	—	—	28
Total	3,606	$10,643	$10,689	$46	$444

See our 2018 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Asset Impairment, Page 58.

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures – The company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)).

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company's management, with the participation of the company's chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of September 30, 2019. Based upon that evaluation, the company's chief executive officer and chief financial officer concluded that the design and operation of the company's disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure:

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

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

Changes in Internal Control over Financial Reporting – During the three months ended September 30, 2019, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On February 28, 2019, we completed the acquisition of MSP, rebranded as Cincinnati Global effective May 1, 2019. Cincinnati Global's existing disclosure controls and procedures supported our financial reporting as of September 30, 2019. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we have elected to exclude Cincinnati Global from our evaluation as permitted under SEC rules. We are currently in the process of evaluating and integrating Cincinnati Global's internal controls over financial reporting with ours.

Part II – Other Information
Item 1.    Legal Proceedings
Neither the company nor any of our subsidiaries are involved in any litigation believed to be material other than ordinary, routine litigation incidental to the nature of our business.

Item 1A.    Risk Factors
Our risk factors have not changed materially since they were described in our 2018 Annual Report on Form 10-K filed February 22, 2019, and are incorporated herein by reference, except we no longer have risks or uncertainties associated with the timely or successful completion of the acquisition of Cincinnati Global. This transaction was completed as reported on Form 8-K filed February 28, 2019.

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any of our shares that were not registered under the Securities Act during the first nine months of 2019. Our repurchase program was expanded on October 22, 2007, to increase our repurchase authorization to approximately 13 million shares. Our repurchase program does not have an expiration date. On January 26, 2018, an additional 15 million shares were authorized, which expanded our current repurchase program. We have 15,430,320 shares available for purchase under our programs at September 30, 2019.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1-31, 2019	—	—	—	15,476,785
August 1-31, 2019	46,465	$104.98	46,465	15,430,320
September 1-30, 2019	—	—	—	15,430,320
Totals	46,465	104.98	46,465

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

Item 6.    Exhibits

Exhibit No.	Exhibit Description
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

31A	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Executive Officer
31B	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Financial Officer
32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Cincinnati Financial Corporation Third-Quarter 2019 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINCINNATI FINANCIAL CORPORATION
Date: October 24, 2019

/S/ Michael J. Sewell
Michael J. Sewell, CPA
Chief Financial Officer, Senior Vice President and Treasurer
(Principal Accounting Officer)

Cincinnati Financial Corporation Third-Quarter 2019 10-Q