Form 10-K
period 2019-12-31
CINCINNATI FINANCIAL CORP
filed 2020-02-25
CIK 20286

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2019.

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
(513) 870-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $2.00 par	CINF	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None

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
Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 if Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑      No ☐

Cincinnati Financial Corporation - 2019 10-K - Page 1

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting stock held by nonaffiliates of the Registrant based on the closing price of $103.67 per share as reported on Nasdaq Global Select Market on June 30, 2019, was $15,792,340,443.

As of February 18, 2020, there were 162,686,260 shares of common stock outstanding.

Document Incorporated by Reference

Portions of the definitive Proxy Statement for Cincinnati Financial Corporation’s Annual Meeting of Shareholders to be held on May 2, 2020, are incorporated by reference into Part III of this Form 10-K.

Cincinnati Financial Corporation - 2019 10-K - Page 2

2019 ANNUAL REPORT ON FORM 10-K

Cincinnati Financial Corporation - 2019 10-K - Page 3

Part I

ITEM 1.    Business

Cincinnati Financial Corporation – Introduction
We are an Ohio corporation formed in 1968. Our lead subsidiary, The Cincinnati Insurance Company, was founded in 1950. Our main business is property casualty insurance marketed through independent insurance agencies in 45 states. Our headquarters is in Fairfield, Ohio. At year-end 2019, we employed 5,148 associates, including 3,330 headquarters associates who provide support to 1,818 field associates.

Cincinnati Financial Corporation owns 100% of four subsidiaries: The Cincinnati Insurance Company, Cincinnati Global Underwriting Ltd.SM (Cincinnati Global), CSU Producer Resources Inc. and CFC Investment Company. In addition, the parent company has an investment portfolio, owns the headquarters property and is responsible for corporate borrowings and shareholder dividends.

The Cincinnati Insurance Company owns 100% of four additional insurance subsidiaries. Our standard market property casualty insurance group includes two of those subsidiaries – The Cincinnati Casualty Company and The Cincinnati Indemnity Company. This group writes a broad range of business, homeowner and auto policies. The Cincinnati Insurance Company also conducts the business of our reinsurance assumed operations, known as Cincinnati ReSM. Other subsidiaries of The Cincinnati Insurance Company include: The Cincinnati Life Insurance Company (Cincinnati Life), which provides life insurance policies and fixed annuities; and The Cincinnati Specialty Underwriters Insurance Company (Cincinnati Specialty Underwriters), which offers excess and surplus lines insurance products. In this report and elsewhere we often refer to any or all of these five companies as The Cincinnati Insurance Companies.

Cincinnati Global owns 100% of Cincinnati Global Underwriting Agency Ltd. SM, a London-based, global specialty underwriter for Lloyd's Syndicate 318, and Cincinnati Global Dedicated No. 2 Ltd. SM, a Lloyd’s corporate member and vehicle through which capital is provided by Cincinnati Financial Corporation and third-party names at Lloyd’s.

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

Periodically, we refer to estimated industry data so that we can give information about our performance versus the overall U.S. insurance industry. Unless otherwise noted, the industry data is prepared by A.M. Best, a leading insurance industry statistical, analytical and insurer financial strength and credit rating organization. Information from A.M. Best is presented on a statutory accounting basis for insurance company regulation in the United States of America. When we provide our results on a comparable statutory accounting basis, we label it as such; all other company data is presented in accordance with accounting principles generally accepted in the United States of America (GAAP).

Cincinnati Financial Corporation - 2019 10-K - Page 4

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

At year-end 2019, a select group of independent agencies in 45 states actively marketed our property casualty insurance within their communities. Standard market commercial lines and excess and surplus lines policies were marketed in 41 of those states. Personal lines policies were marketed in 42 of those states. Within our select group of agencies, we also seek to become the life insurance carrier of choice and to help agents and their clients – our policyholders – by offering leasing and financing services.

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

Cincinnati Financial Corporation - 2019 10-K - Page 5

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

For the most part, we compete with standard market insurance companies that market through independent insurance agents. Agencies marketing our commercial lines products typically represent six to 12 standard market insurance carriers for commercial lines products, including both national and regional carriers, most of which are mutual companies. Our agencies typically represent four to six standard personal lines carriers. We also compete with carriers that market personal lines products through captive agents and direct writers. Some of our agencies describe their roles as brokers instead of agents. Distribution through independent insurance agents or brokers represents nearly 60% of overall U.S. property casualty insurance premiums and approximately 80% of commercial property casualty insurance premiums, according to studies by the Independent Insurance Agents and Brokers of America.

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

We work to support agencies with tools and resources that help communicate the value of choosing an independent insurance agent and our insurance policies to their clients and prospective clients. We plan to build on our recent marketing efforts and continue with our national advertising campaign in 2020. Our intent is to increase the visibility of our company, supporting our agents' efforts as they recommend policies and services offered through The Cincinnati Insurance Companies. We also continue to build our social media presence, focusing on providing content that agents can share on their own sites.

We help our agencies meet the broader needs of their clients and increase and diversify their revenues and profitability by offering insurance solutions beyond our standard market property casualty insurance products. We market life insurance products through the agencies that offer our property casualty products and through other independent life agencies that represent Cincinnati Life without also representing our other subsidiaries. We operate our own excess and surplus lines insurance brokerage firm and insurance carrier so that we can offer our excess and surplus lines products exclusively to the independent agencies who market our other property casualty insurance products.

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

Cincinnati Financial Corporation - 2019 10-K - Page 6

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

The table below includes data about property casualty agency relationships that market our standard market insurance products. It does not include Lloyd's brokers or coverholders that source business for Cincinnati Global.

Agency Data	Years ended December 31,
	2019	2018
Property casualty agency relationships, January 1	1,757	1,702
New appointments that market all or most of The Cincinnati Insurance Companies' products	117	98
New appointments that market only personal lines insurance products for Cincinnati Insurance	70	69
Changes due to consolidation and other	(148)	(112)
Property casualty agency relationships, December 31	1,796	1,757

Property casualty reporting locations	2,458	2,344

New relationship appointments	112	111

Active states	45	42

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

On average, we have a 7.7% share of the standard lines property casualty insurance purchased through our reporting agency locations, according to 2018 data from agency surveys. Our share is 13.8% in reporting agency locations that have represented us for more than 10 years; 6.6% in agencies that have represented us for six to 10 years; 2.0% in agencies that have represented us for two to five years; and 0.7% in agencies that have represented us for one year or less.

Our largest single agency relationship accounted for approximately 1.3% of our total property casualty earned premiums in 2019. No aggregate locations under a single ownership structure accounted for more than 4% of our earned premiums in 2019.

Cincinnati Financial Corporation - 2019 10-K - Page 7

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

We use various principles and practices such as diversification and enterprise risk management to maintain strong capital. For example, we maintain a diversified investment portfolio by reviewing and applying specific parameters and tolerances.

•
Our $11.698 billion fixed-maturity portfolio is diversified and exceeds total insurance reserves. The portfolio had an average rating of A2/A, and its fair value exceeded total insurance reserve liabilities by approximately 30% at December 31, 2019. No corporate bond exposure accounted for more than 0.7% of our fixed-maturity portfolio, and no municipal exposure accounted for more than 0.2%.

•
The strength of our fixed-maturity portfolio provides an opportunity to invest for potential capital appreciation by purchasing equity securities. Our $7.752 billion equity portfolio minimizes concentrations in single stocks or industries. At December 31, 2019, no single security accounted for more than 5.6% of our portfolio of publicly traded common stocks, and no single sector accounted for more than 24%.

Strong liquidity increases our flexibility through all periods to maintain our cash dividend and to continue to invest in and expand our insurance operations. At December 31, 2019, we held $3.418 billion of our cash and invested assets at the parent-company level, of which $3.068 billion, or 89.8%, was invested in common stocks, and $197 million, or 5.8%, was cash and cash equivalents.

We minimize reliance on debt as a source of capital, with a debt-to-total-capital ratio of 7.7% at year-end 2019. Long-term debt at year-end 2019 totaled $788 million, matching year-end 2018, and our short-term debt was $39 million, up from $32 million at the end of the prior year. The long-term debt consists of three nonconvertible, noncallable debentures, two due in 2028 and one in 2034. Ratings for our long-term debt are discussed in Item 7, Liquidity and Capital Resources, Additional Sources of Liquidity.

Cincinnati Financial Corporation - 2019 10-K - Page 8

At year-end 2019 and 2018, risk-based capital (RBC) for our standard market property casualty insurance, excess and surplus lines insurance and life insurance subsidiaries was strong, far exceeding regulatory requirements.

•
We ended 2019 with a 1.0-to-1 ratio of property casualty premiums to surplus, a key measure of property casualty insurance company capacity and security. A lower ratio indicates more security for policyholders and greater capacity for growth by an insurer. We believe our ratio provides ample flexibility to diversify risk by expanding our operations into new geographies and product areas. The estimated industry average ratio was 0.8-to-1 at year-end 2019, based on industry data reported through the first nine months of 2019.

•
We ended 2019 with a 6.6% ratio of life statutory adjusted risk-based surplus to liabilities, a key measure of life insurance company capital strength. A higher ratio indicates an insurer’s stronger security for policyholders and capacity to support business growth.

(Dollars in millions) Statutory Information	At December 31,
	2019	2018
Standard market property casualty insurance subsidiary
Statutory capital and surplus	$5,620	$4,919
Risk-based capital	5,654	4,952
Authorized control level risk-based capital	823	723

Risk-based capital to authorized control level risk-based capital ratio	6.9	6.8
Written premium to surplus ratio	1.0	1.0
Excess and surplus lines insurance subsidiary
Statutory capital and surplus	$526	$479
Risk-based capital	526	479
Authorized control level risk-based capital	54	41

Risk-based capital to authorized control level risk-based capital ratio	9.8	11.8
Written premium to surplus ratio	0.6	0.5
Life insurance subsidiary
Statutory capital and surplus	$204	$191
Risk-based capital	239	223
Authorized control level risk-based capital	53	51
Total liabilities excluding separate account business	3,643	3,538

Risk-based capital to authorized control level risk-based capital ratio	4.5	4.4
Life statutory risk-based adjusted surplus to liabilities ratio	6.6	6.4

On a statutory consolidated property casualty insurance basis, the ratio of investments in common stock, at fair value, to statutory capital and surplus was 78.7% at year-end 2019 compared with 70.9% at year-end 2018.

Cincinnati Financial Corporation - 2019 10-K - Page 9

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

At February 24, 2020, our insurance subsidiaries continued to be highly rated.

Insurer Financial Strength Ratings
Rating agency	Standard market property casualty insurance subsidiary			Life insurance subsidiary			Excess and surplus lines insurance subsidiary			Outlook
			Rating Tier			Rating Tier			Rating Tier
A.M. Best Company ambest.com	A+	Superior	2 of 16	A+	Superior	2 of 16	A+	Superior	2 of 16	Stable
Fitch Ratings fitchratings.com	A+	Strong	5 of 21	A+	Strong	5 of 21	-	-	-	Stable
Moody's Investors Service moodys.com	A1	Good	5 of 21	-	-	-	-	-	-	Positive
S&P Global Ratings spratings.com	A+	Strong	5 of 21	A+	Strong	5 of 21	-	-	-	Stable

On January 30, 2020, A.M. Best affirmed the financial strength rating of The Cincinnati Insurance Company, and its property casualty insurance subsidiaries, that it had assigned in December 2008, continuing its stable outlook. On the same date, A.M. Best upgraded the financial strength rating of The Cincinnati Life Insurance Company, changing the outlook to stable. On November 8, 2019, Fitch affirmed the ratings that it had assigned to us in August 2009, continuing its stable outlook. On September 9, 2019, S&P affirmed the ratings that it had assigned to us in June 2015, continuing its stable outlook. On December 21, 2018, Moody's affirmed the ratings that it had assigned to us in September 2008, changing its outlook to positive.

Our debt ratings are discussed in Item 7, Liquidity and Capital Resources, Additional Sources of Liquidity.

Cincinnati Financial Corporation - 2019 10-K - Page 10

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

In our 10 highest volume states for consolidated property casualty premiums, 1,200 reporting agency locations wrote 54.8% of our 2019 consolidated property casualty earned premium volume compared with 1,181 locations and 58.4% in 2018. We continue efforts to geographically diversify our property casualty risks.

Our 10 largest states based on property casualty premium volume, excluding Cincinnati Re and Cincinnati Global, are shown in the table below.

(Dollars in millions)	Earned premiums	% of total earned	Agency locations	Average premium per location
Year ended December 31, 2019
Ohio	$806	15.1%	250	$3.2
Illinois	295	5.5	153	1.9
Georgia	291	5.5	107	2.7
North Carolina	274	5.1	110	2.5
Indiana	264	4.9	118	2.2
Pennsylvania	263	4.9	142	1.9
Michigan	210	3.9	135	1.6
Tennessee	189	3.5	62	3.0
Virginia	177	3.3	71	2.5
Alabama	166	3.1	52	3.2

Cincinnati Financial Corporation - 2019 10-K - Page 11

Field Focus Emphasizing Service
We rely on our force of 1,818 field associates to provide service and be accountable to our agencies for decisions we make at the local level. These associates live in the communities our agents serve, so they are readily available when agencies or policyholders need them. While their work is often conducted at the premises of the agency or policyholder, they also work from offices in their homes. Headquarters associates support agencies and field associates with underwriting, accounting, technology assistance, training and other services. Company executives and headquarters associates regularly travel to visit agencies, strengthening the personal relationships we have with these organizations. Agents have opportunities for direct, personal conversations with our senior management team, and headquarters associates have opportunities to refresh their knowledge of marketplace conditions and field activities.

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

Our 994 locally based field claims associates work from their homes and are assigned to specific agencies. They respond personally to policyholders and claimants and are equipped to handle a claim from nearly anywhere. We believe we have a competitive advantage because of the person-to-person approach and the resulting high level of service that our field claims representatives deliver. We also help our agencies provide prompt service to policyholders by providing them authority to immediately pay, up to $2,500, most first-party claims covered by our standard market policies. Agencies also have the option of submitting those claims to our Express Claims Center where professional headquarters associates will provide immediate customer service, processing the claims promptly and efficiently. We believe this same local approach to handling claims is a competitive advantage for our agents providing excess and surplus lines coverage in their communities. Handling of these claims includes guidance from headquarters-based excess and surplus lines claims managers.

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

Cincinnati Financial Corporation - 2019 10-K - Page 12

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

Cincinnati Financial Corporation - 2019 10-K - Page 13

Insurance Products
We provide well-designed property casualty and life insurance products to bring policyholders convenience, discounts and a reduced risk of coverage gaps or disputes. For most agencies that represent us, we believe we offer insurance solutions for approximately 75% of the typical insurable risks of their clients. Products for various business lines within our reporting segments include insurance coverages for business property and liability, automobiles and homes.

The following table shows net written premiums by segment and business line at year-end 2019, 2018 and 2017:

(Dollars in millions)	2019	2018	2017	Percent of total 2019
Segment:
Commercial lines insurance	$3,410	$3,245	$3,202	58.4%
Personal lines insurance	1,435	1,378	1,294	24.6
Excess and surplus lines insurance	303	249	219	5.2
Life insurance	318	298	278	5.5
Other	368	158	125	6.3
Total	$5,834	$5,328	$5,118	100.0%

Business line:
Commercial lines insurance:
Commercial casualty	$1,131	$1,080	$1,082	19.4%
Commercial property	985	932	919	16.9
Commercial auto	735	682	651	12.6
Workers' compensation	294	311	326	5.0
Other commercial	265	240	224	4.5
Total commercial lines insurance	3,410	3,245	3,202	58.4

Personal lines insurance:
Personal auto	620	622	603	10.6
Homeowner	631	588	542	10.8
Other personal	184	168	149	3.2
Total personal lines insurance	1,435	1,378	1,294	24.6

Excess and surplus lines insurance	303	249	219	5.2

Life insurance:
Term life insurance	196	181	167	3.4
Universal life insurance	37	44	41	0.6
Other life insurance and annuity products	85	73	70	1.5
Subtotal	318	298	278	5.5

Other	368	158	125	6.3
Total	$5,834	$5,328	$5,118	100.0%

We discuss our insurance segments in their respective sections later in this report.

Cincinnati Financial Corporation - 2019 10-K - Page 14

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

We continue to enhance our property casualty underwriting expertise and to effectively and efficiently underwrite individual policies and process transactions. Ongoing initiatives supporting this work include expanding our pricing and segmentation capabilities through experience and use of predictive analytics and additional data. Our segmentation efforts emphasize identification and retention of insurance policies we believe have relatively stronger pricing, while seeking more aggressive renewal terms and conditions on policies we believe have relatively weaker pricing. We will continue collaborative efforts to address underpriced or underperforming business in 2020, including improving underwriting and rate adequacy for our commercial auto and homeowner lines of business.

We take ongoing actions intended to improve efficiency and make it easier for agencies and their clients to do business with us. In addition to benefiting agencies we serve, improved processes support our strategy, helping to more quickly deploy product or service enhancements. They also help reduce internal costs and allow us to focus more resources on agency services and on providing local, individualized insurance solutions for small businesses and other agency clients. Initiatives include continuing to enhance the experiences of agencies and policy consumers through real-time messaging to an agency's management system and further development of online portals providing more robust policy information for billing, claims and other areas. Other ongoing initiatives aim for continuous improvement of workflow tools and processes for underwriters.

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

We continue to appoint new agencies to develop additional points of distribution. In 2020, we are planning approximately 125 appointments of independent agencies that offer most or all of our property casualty insurance products. We generally earn a 10% share of an agency’s business within 10 years of its appointment. See Item 1, Our Business and Our Strategy, Independent Insurance Agency Marketplace, for additional discussion.

We also plan to appoint other agencies that focus on high net worth personal lines clients. In 2020, we are targeting the appointment of approximately 35 agencies that market only personal lines insurance products for us, primarily ones with a high net worth focus. In 2019, we appointed 70 new agencies that meet that criteria. As we continue to expand availability of our Executive Capstone™ suite of insurance products and services, we intend to appoint additional agencies as we work to become the carrier of choice for this portion of our agencies’ accounts.

Cincinnati Financial Corporation - 2019 10-K - Page 15

We also work to grow our market share within our appointed agencies. This includes increasing opportunities for agencies to cross-serve their clients by providing updated products and services that aim to meet their life insurance needs. We will also continue to add field marketing representatives or provide expertise where needed for additional agency support in selected areas. We expect our strategy and initiatives to contribute to our objective of being ranked the No. 1 or No. 2 carrier based on premium volume in agencies that have represented us for at least five years. We continued to reach that objective in approximately two-thirds of such agencies based on 2018 premiums.

During 2020, we will continue to produce premiums through the disciplined expansion of Cincinnati Re, assuming risks through reinsurance treaties covering various lines of business where we receive a share of premiums and associated liabilities from other insurers and reinsurers. We have staffed this operation with seasoned underwriting and analytical talent and strive to assume risks that we understand well, both quantitatively and qualitatively. We seek risks that have attractive underwriting margins on a stand-alone basis as well as on a diversified risk-adjusted return basis. We have adequate capital to support this operation and intend to be selective and patient in its expansion.

We also expect that Cincinnati Global will produce profitable premium growth over time. We believe it should provide opportunities to support business produced by our independent agencies in new geographies and lines of business. In early 2020, our CSU Producer Resources subsidiary was approved as a coverholder by Lloyd’s of London. Over time that will allow it to expand its current excess and surplus lines activities by bringing business to various Lloyd’s syndicates and execute delegated insurance activities such as underwriting or binding coverage.

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

Cincinnati Financial Corporation - 2019 10-K - Page 16

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

Cincinnati Financial Corporation - 2019 10-K - Page 17

Commercial Lines Insurance Segment
In 2019, the commercial lines insurance segment contributed net earned premiums of $3.319 billion, representing 41.9% of consolidated total revenues. This segment reported profit before income taxes of $241 million. Commercial lines net earned premiums rose 3% in 2019 and 2% in 2018.

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

◦
Management liability and surety – Includes director and officer (D&O) liability insurance, which covers liability for actual or alleged errors in judgment, breaches of duty or other wrongful acts related to activities of organizations and can optionally include other liability coverages. We market primarily to nonprofit organizations, privately held businesses, healthcare organizations, financial institutions and educational institutions. The for-profit portion includes approximately 180 bank or savings and loan financial institutions, with none having assets of $1 billion or more. The surety portion includes contract and commercial surety bonds for losses resulting from dishonesty, failure to perform and other acts and also includes fidelity bonds for fraudulent acts by specified individuals or dishonest acts by employees.

◦
Machinery and equipment – Specialized coverage provides protection for loss or damage to boilers and machinery, including production and computer equipment and business interruption, due to sudden and accidental mechanical breakdown, steam explosion or artificially generated electrical current.

Our history of emphasizing products and services that agencies can market to small or midsized businesses in their communities remains a critical piece of our strategy even as we expand our appetite to insure larger businesses. While some of our property casualty agencies market only our personal lines or management liability and surety products, approximately 85% offer some or all of our standard market commercial insurance products.

In 2019, our 10 highest volume commercial lines states generated 58.4% of our earned premiums compared with 58.7% in 2018 as we continued efforts to geographically diversify our property casualty risks. Earned premiums in the 10 highest volume states increased 2% in 2019, compared with 5% in the remaining states. The aggregate number of reporting agency locations in our 10 highest volume states decreased to 1,138 in 2019 from 1,142 in 2018.

Cincinnati Financial Corporation - 2019 10-K - Page 18

Our 10 largest states based on commercial lines premium volume are shown in the table below.

(Dollars in millions)	Earned premiums	% of total earned	Agency locations	Average premium per location
Year ended December 31, 2019
Ohio	$481	14.5%	241	$2.0
Pennsylvania	214	6.5	130	1.6
Illinois	208	6.3	143	1.5
Indiana	181	5.5	118	1.5
North Carolina	181	5.4	106	1.7
Georgia	153	4.6	95	1.6
Virginia	138	4.2	66	2.1
Michigan	135	4.1	126	1.1
Tennessee	135	4.1	62	2.2
Missouri	106	3.2	51	2.1

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

Our historical emphasis on small to midsized businesses is reflected in the mix of our commercial lines premium volume by policy size. Approximately 80% of our commercial in-force policies have annual premiums of $10,000 or less, accounting in total for approximately 20% of our 2019 commercial lines premium volume. The remainder of policies have annual premiums greater than $10,000, including policies with annual premiums greater than $100,000 that account for approximately one-quarter of our 2019 commercial lines premium volume. Our average commercial lines policy size is approximately $11,000 in annual premiums.

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

Cincinnati Financial Corporation - 2019 10-K - Page 19

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

The general liability exposure basis may be audited annually. Commercial auto, workers’ compensation, professional liability and most umbrella liability coverages within multi-year packages are rated at each of the policy’s annual anniversaries for the next one-year period. The annual pricing could incorporate rate changes approved by state insurance regulatory authorities between the date the policy was written and its annual anniversary date, as well as changes in risk exposures and premium credits or debits relating to loss experience and other underwriting judgment factors. We estimate that approximately 75% of 2019 commercial premiums were subject to annual rating or were written on a one-year policy term. That 75% includes approximately one-third of policies offered on a three-year policy term that expire during any given year.

We believe our commercial lines insurance segment premiums reflect a higher concentration, relative to industry commercial lines premiums, in contractor-related businesses. Since economic activity related to construction, which can heavily influence insured exposures of contractors, may experience cycles that vary significantly with the economy as a whole, our commercial lines premium trends could vary from commercial lines premium trends for the property casualty insurance industry. In 2019, we estimated that 38% of our general liability premiums, and 36% of our workers’ compensation premiums, came from the construction industry based on North American Industry Classification System (NAICS) codes.

Cincinnati Financial Corporation - 2019 10-K - Page 20

Personal Lines Insurance Segment
The personal lines insurance segment contributed net earned premiums of $1.404 billion to 2019 consolidated total revenues, or 17.7% of the total, and reported profit before income taxes of $8 million. Personal lines net earned premiums rose 5% in 2019 and 8% in 2018.

We prefer to write personal lines coverage in accounts that include both auto and homeowner coverages as well as coverages that are part of our other personal business line. At the end of 2019, for example, 83.0% of our homeowner policies were accompanied by a personal auto policy in the same account. As a result of our account-based approach, we believe that our personal lines business is best measured and evaluated on a segment basis. However, we provide line of business data to summarize growth and profitability trends separately for three business lines:

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

At year-end 2019, we marketed personal lines insurance products through 1,779, or approximately 72%, of our 2,458 agency reporting locations. The 1,779 personal lines agency locations were in 42 of the 45 states in which we offered property casualty insurance. Those agencies produced approximately 1.0 million personal lines policies in force for us, representing approximately 390,000 policyholders.

We continue to evaluate opportunities to expand our marketing of personal lines to other states. Primary factors considered in the evaluation of a potential new state include market opportunity or potential, weather-related catastrophe history and the legal climate.

Expansion of our personal lines insurance segment includes marketing through independent agencies to profitably grow our premiums for products and services offered to their high net worth personal lines clients. At year-end 2019, our appointed agencies produced for us approximately $410 million in 2019 net written premiums from policyholders with insured home values of $1 million or more, up 32% from 2018. We estimate those policyholders represent approximately 12% of our total personal lines policyholders.

In 2020, we plan to expand our excess and surplus lines business into personal lines by offering an excess and surplus lines homeowner policy in California through our wholly owned insurance broker, CSU Producer Resources Inc. We see this expansion as a natural evolution of our agency-focused strategy, as some agents need a solution to serve clients who have attractive high net worth personal lines accounts that are not eligible for admitted insurance market coverage.

In 2019, our 10 highest volume personal lines states generated 66.7% of our earned premiums compared with 70.1% in 2018. Earned premiums in the five highest volume states increased 1% in 2019 while increasing 9% in the remaining states, reflecting progress toward our long-term objective of geographic diversification through new states for our personal lines operation. The aggregate number of reporting agency locations in our 10 highest volume states increased to 933 in 2019 from 879 in 2018.

Cincinnati Financial Corporation - 2019 10-K - Page 21

Our 10 largest states based on personal lines premium volume are shown in the table below.

(Dollars in millions)	Earned premiums	% of total earned	Agency locations	Average premium per location
Year ended December 31, 2019
Ohio	$303	21.6%	224	$1.4
Georgia	120	8.6	90	1.3
North Carolina	79	5.7	89	0.9
Alabama	68	4.9	48	1.4
Indiana	68	4.8	87	0.8
Michigan	67	4.8	97	0.7
Illinois	66	4.7	103	0.6
New York	61	4.3	90	0.7
Kentucky	54	3.9	47	1.1
Minnesota	48	3.4	58	0.8

New and renewal personal lines business reflects our risk-specific underwriting philosophy. Each agency selects personal lines business primarily from within the geographic territory that it serves, based in part on agency staff’s knowledge of the risks in those communities or familiarity with the policyholder. At year-end 2019, we had 23 full-time personal lines field marketing representatives who have underwriting authority and visit agencies on a regular basis. They focus primarily on key states targeted for growth, reinforcing the advantages of our personal lines products and offering training in the use of our policy processing system. Personal lines activities are further supported by headquarters associates assigned to individual agencies.

Cincinnati Financial Corporation - 2019 10-K - Page 22

Excess and Surplus Lines Insurance Segment
The excess and surplus lines segment contributed net earned premiums of $278 million to 2019 consolidated total revenues, or 3.5% of the total, and reported profit before income taxes of $53 million. Excess and surplus lines net earned premium increased 19% in 2019 and 12% in 2018.

Our excess and surplus lines policies typically cover business risks with unique characteristics, such as the nature of the business or its claim history, that are difficult to profitably insure in the standard commercial lines market. Excess and surplus lines insurers have more flexibility in coverage terms and rates compared with standard lines companies, generally resulting in policies with higher rates and terms and conditions customized for specific risks, including restricted coverage where appropriate. We target small to midsized risks, and policyholders in many cases also have standard market insurance with one of our other subsidiaries. Our average excess and surplus lines policy size is approximately $7,000 in annual premiums, and the majority have coverage limits of $1 million or less. All of our excess and surplus lines policies are written for a maximum term of one year. Approximately 90% of our 2019 earned premiums for the excess and surplus lines insurance segment provided commercial casualty coverages and about 10% provided commercial property coverages. Those coverages are described below.

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

At the end of 2019, we marketed excess and surplus lines insurance products in each of the 41 states in which we offer standard market commercial lines insurance. Offering excess and surplus lines helps agencies representing The Cincinnati Insurance Companies meet the insurance needs of their clients when coverage is unavailable in the standard market. By providing outstanding service, we can help agencies grow and prosper while also profitably growing our property casualty business.

In 2019, our 10 highest volume excess and surplus lines states generated 56.8% of our earned premiums, compared with 57.6% in 2018.

Our 10 largest states based on excess and surplus lines premium volume are shown in the table below.

(Dollars in millions)	Earned premiums	% of total earned
Year ended December 31, 2019
Ohio	$22	8.1%
Illinois	22	7.8
Texas	19	7.0
Georgia	18	6.5
Indiana	15	5.3
North Carolina	14	5.0
Pennsylvania	14	4.9
Alabama	12	4.3
Florida	11	4.0
Minnesota	11	3.9

Cincinnati Financial Corporation - 2019 10-K - Page 23

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

We seek to earn a share of each agency’s best excess and surplus lines accounts by offering several unique benefits. Agency producers have direct access through CSU Producer Resources to a group of our underwriters who focus exclusively on excess and surplus lines business. Those underwriters can tap into broader services we offer to provide policyholders additional value and help producers build the relationship through experienced and responsive loss control services and claims handling. CSU Producer Resources gives extra support to our independent agency producers by remitting surplus lines taxes and stamping fees and retaining admitted market diligent search affidavits, where required. Agencies marketing through CSU Producer Resources instead of a competing brokerage generally receive a higher commission because use of our internal brokerage subsidiary eliminates some of the intermediary costs. This business is factored in their profit-sharing agreement with The Cincinnati Insurance Companies. We also offer prompt service, generally issuing approximately 95% of policies within 24 hours of a request to bind a policy.

Cincinnati Financial Corporation - 2019 10-K - Page 24

Life Insurance Segment
The life insurance segment contributed $270 million of net earned premiums, representing 3.4% of 2019 consolidated total revenues, and reported a profit before income taxes of $1 million. Life insurance net earned premiums grew 8% in 2019 and 8% in 2018.

The Cincinnati Life Insurance Company supports our agency-centered business model by deepening the relationships we have with agents while also diversifying revenue and profitability for both the agency and our company. We primarily focus on life products that feature a steady stream of premium payments and that have the potential for generating revenue growth through increasing demand.

Life Insurance Business Lines
Four lines of business – term life insurance, universal life insurance, worksite products and whole life insurance – account for approximately 98% of the life insurance segment’s revenues:

•
Term life insurance – Policies under which a death benefit is payable only if the insured dies during a specific period of time. Policy options include a return of premium provision, a benefit equal to the sum of all paid base premiums that is payable if the insured person survives to the end of the term. The policies are fully underwritten using traditional and accelerated methods.

•
Universal life insurance – Long-duration life insurance policies that are fully underwritten. Contract premiums are neither fixed nor guaranteed; however, the contract does specify a minimum interest crediting rate and a maximum cost of insurance charge and expense charge. The cash values, available as loans collateralized by the cash surrender value, are not guaranteed and depend on the amount and timing of actual premium payments and the amount of actual contract assessments.

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

Cincinnati Financial Corporation - 2019 10-K - Page 25

Life Insurance Distribution
Cincinnati Life is licensed in 49 states and the District of Columbia. At year-end 2019, approximately 80% of our 1,796 property casualty agency relationships offered Cincinnati Life products to their clients. We also develop life business from approximately 482 other independent life insurance agencies. We are careful to solicit business from these other agencies in a manner that does not conflict with or compete with the marketing and sales efforts of our property casualty agencies.

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

Because of our strong capital position, we can offer a competitive product portfolio, including guaranteed products, giving our agents a marketing edge. Our life insurance company maintains strong insurer financial strength ratings: A.M. Best, A+ (Superior); Fitch, A+ (Strong); and S&P, A+ (Strong). Our life insurance company has chosen not to establish a Moody’s rating.

In 2019, our five highest volume states for life insurance premiums, based on information contained in statements filed with state insurance departments, are reflected in the table below.

(Dollars in millions)	Premiums	% of total
Year ended December 31, 2019
Ohio	$55	16.7%
Pennsylvania	23	7.0
Illinois	20	6.0
Indiana	20	5.9
Georgia	17	5.2

Cincinnati Financial Corporation - 2019 10-K - Page 26

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

The fair value of our investment portfolio was $19.450 billion and $16.609 billion at year-end 2019 and 2018, respectively, as shown in the table below. The overall portfolio increased, reflecting an unrealized gain position and fair value increase. The fair value increased primarily due to equity markets that rose during 2019. The unrealized gain position in our fixed-maturity investments increased in 2019, due to a decrease in interest rates and a narrowing of corporate credit spreads.

(Dollars in millions)	At December 31, 2019				At December 31, 2018
	Cost or amortized cost	Percent of total		Percent of total	Cost or amortized cost	Percent of total		Percent of total
			Fair value				Fair value
Taxable fixed maturities	$7,250	49.4%	$7,617	39.1%	$6,920	49.4%	$6,926	41.7%
Tax-exempt fixed maturities	3,858	26.3	4,081	21.0	3,723	26.6	3,763	22.6
Common equity securities	3,371	22.9	7,518	38.7	3,195	22.8	5,742	34.6
Nonredeemable preferred equity securities	210	1.4	234	1.2	173	1.2	178	1.1
Total	$14,689	100.0%	$19,450	100.0%	$14,011	100.0%	$16,609	100.0%

The cash we generate from insurance operations historically has been invested in two broad categories of investments:

•
Fixed-maturity investments – Includes taxable and tax-exempt bonds and redeemable preferred stocks. During 2019, the combined effect of purchases and a net increase in unrealized gains offset sales and calls of fixed-maturity securities in our portfolio. During 2018, a net decrease in unrealized gains, in addition to sales and calls, offset purchases.

•
Equity investments – Includes common and nonredeemable preferred stocks. During 2019, the combined effect of purchases and a net increase in fair value offset sales of equity securities in our portfolio. During 2018, a net decrease in fair value and sales offset purchases.

In addition to securities held in our investment portfolio, other invested assets included $164 million held on deposit at Lloyd's, $71 million of private equity investments, $32 million of life policy loans and $29 million of real estate through direct property ownership and development projects in the United States at year-end 2019.

Our investment portfolio is further described below. Additional information about the composition or valuation of investments is included in Item 8, Note 2, Investments, and Note 3, Fair Value Measurements, of the Consolidated Financial Statements. A detailed listing of our portfolio is updated on our website, cinfin.com/investors, each quarter when we report our quarterly financial results.

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

Cincinnati Financial Corporation - 2019 10-K - Page 27

At December 31, 2019, our investment-grade and noninvestment-grade fixed-maturity securities represented 85.2% and 2.4% of the portfolio, respectively. The remaining 12.4% represented fixed-maturity securities that were not rated by Moody’s or S&P. Our nonrated securities include smaller municipal issues and private placement corporate securities. Many of these, although not rated by Moody’s or S&P, are rated by the Securities’ Valuation Office of the National Association of Insurance Commissioners (NAIC). Also included in this category are smaller public corporate securities, many of which carry a rating by an agency other than Moody’s or S&P, such as Fitch or Kroll.

Other selected attributes of the fixed-maturity portfolio are shown in the table below. Additional maturity periods and other information for our fixed-maturity portfolio are shown in Item 8, Note 2 of the Consolidated Financial Statements.

	At December 31,
	2019		2018
Weighted average yield-to-amortized cost	4.10%		4.20%
Weighted average maturity	7.7	yrs	7.6	yrs
Effective duration	4.8	yrs	5.2	yrs

The fair values of our taxable fixed-maturity securities portfolio at the end of the last two years were:

(Dollars in millions)	At December 31,
	2019	2018
Investment-grade corporate	$6,137	$5,464
States, municipalities and political subdivisions	647	541
Commercial mortgage-backed	301	288
Noninvestment-grade corporate	264	246
Government-sponsored enterprises	136	310
United States government	104	67
Foreign government	28	10
Total	$7,617	$6,926

While our strategy typically is to buy and hold fixed-maturity investments to maturity, we monitor credit profiles and fair value movements when determining holding periods for individual securities. With the exception of U.S. agency issues, no individual issuer's securities accounted for more than 1.1% of the taxable fixed-maturity portfolio at year-end 2019. Investment-grade corporate bonds had an average rating of Baa2 by Moody’s or BBB by S&P at year-end 2019. Our taxable fixed-maturity portfolio included $301 million of commercial mortgage-backed securities with an average rating of Aa1/AA at year-end 2019.

Relative to a broad bond market index such as the Barclay’s Aggregate, we are most heavily exposed to the investment grade corporate bond asset class. Within that asset class we have a weighting of 44.6% for the financial sector, higher than the 28.4% weighting for the financial sectors of the Bank of America Merrill Lynch U.S. Corporate Index. Relative to the Barclay’s Aggregate we are overweight in the commercial mortgage-backed securities asset class while having no exposure to the much larger residential mortgage-backed market.

At December 31, 2019, we had $4.081 billion of tax-exempt fixed-maturity securities with an average rating of Aa2/AA by Moody’s and S&P. The portfolio is well diversified among approximately 1,600 municipal bond issuers. No single municipal issuer accounted for more than 0.6% of the tax-exempt fixed-maturity portfolio at year-end 2019.

Cincinnati Financial Corporation - 2019 10-K - Page 28

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

For federal income tax purposes, taxes on gains from appreciated investments generally are not due until securities are sold. We believe that the appreciated value of equity securities, compared with the cost of securities that is generally used as a tax basis, is a useful measure to help evaluate how fair value can change over time. On this basis, the net unrealized investment gains at year-end 2019 consisted of a net gain position in our equity portfolio of $4.171 billion. Events or factors such as economic growth or recession can affect the fair value of our equity securities.

At year-end 2019, Apple Inc. (Nasdaq:AAPL) was our largest single common stock investment, comprising 5.5% of our publicly traded common stock portfolio and 2.1% of the entire investment portfolio. The parent company held 40.8% of our common stock holdings (measured by fair value). The distribution of the portfolio among industry sectors is shown in the table below.

Common Stock Portfolio Industry Sector Distribution

	Percent of common stock portfolio
	At December 31, 2019		At December 31, 2018
	Cincinnati Financial	S&P 500 Industry Weightings	Cincinnati Financial	S&P 500 Industry Weightings
Sector:
Information technology	23.7%	23.2%	20.9%	20.1%
Financial	15.7	13.0	15.6	13.3
Industrials	12.6	9.1	12.5	9.2
Healthcare	12.4	14.2	14.9	15.6
Consumer discretionary	9.7	9.7	10.5	10.0
Energy	6.3	4.3	6.7	5.3
Consumer staples	6.2	7.2	5.6	7.4
Materials	5.0	2.7	4.9	2.7
Telecomm services	3.4	10.4	3.5	10.1
Utilities	2.5	3.3	2.7	3.3
Real estate	2.5	2.9	2.2	3.0
Total	100.0%	100.0%	100.0%	100.0%

We evaluate nonredeemable preferred stocks in a manner similar to our evaluation of fixed-maturity investments, seeking attractive relative yields. We generally focus on investment-grade nonredeemable preferred stocks issued by companies with strong histories of paying common dividends, providing us with another layer of protection. Consideration is also given to nonredeemable preferred stocks that offer a dividend received deduction for income tax purposes. During 2019, we purchased $40 million of nonredeemable preferred stocks and none in this portfolio were converted to common stock. During 2018, we purchased $1 million of nonredeemable preferred stocks and converted $3 million to common stock.

Cincinnati Financial Corporation - 2019 10-K - Page 29

Other
What we report as Other includes the noninvestment operations of the parent company and its noninsurer subsidiary CFC Investment Company. At year-end 2019, this subsidiary had $77 million in receivables related to its commercial leasing and financing services, compared with $71 million in receivables at year-end 2018.

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

Net written premiums for Cincinnati Re totaled $228 million in 2019, compared with $158 million in 2018. Approximately 32% of 2019 net written premiums was for property exposures that include risk of loss from natural catastrophes and approximately 52% was for casualty exposures from various liability risks. The remainder of approximately 16% was a combination of what we consider to be more specialized coverages that include, but are not limited to, transactional liability and credit risk transfer related to residential mortgages.

Also reported as Other are the results of Cincinnati Global, our London-based global specialty underwriter for Lloyd's Syndicate 318, which we acquired on February 28, 2019. We expect it to contribute to future earnings and book value growth as we believe it should provide opportunities to support business produced by our independent agencies in new geographies and lines of business.

Net written premiums for Cincinnati Global totaled $140 million since its acquisition in 2019. Most of the premiums were for U.S. and international property exposures that include risk of loss from natural catastrophes, including approximately 63% classified as direct and facultative and 31% as binder, where binding authority has been granted to various coverholders, mostly in the U.S., that we believe have the ability to successfully underwrite and manage risks. The remainder of approximately 6% was for aviation risks, mostly smaller airlines and some general aviation business. In 2020, expansion of Cincinnati Global is expected to include a modest amount of premiums for two additional classes of business, trade credit and terrorism.

When we disclose probable maximum loss (PML) estimates on a gross basis, we also typically disclose amounts on a basis that is net of income taxes and applicable reinsurance ceded, including any retrocessions for reinsurance assumed. Based on treaties in effect at January 1, 2020, Cincinnati Re increased other property casualty catastrophe probable maximum loss estimates disclosed in Item 7, Liquidity and Capital Resources, 2020 Reinsurance Ceded Programs, by the following amounts that are net of the benefit of estimated reinstatement premiums: $111 million for a once-in-a-100-year event and $74 million for a once-in-a-250-year event. Those amounts represent a marginal basis, reflecting differences between the Cincinnati Re reinsurance portfolio and property casualty insurance written on a direct basis by The Cincinnati Insurance Companies. Ignoring diversification effects provided by those two components, on a standalone basis, probable maximum loss estimates for Cincinnati Re include the following amounts: $157 million for a once-in-a-100-year event and $183 million for a once-in-a-250-year event. Each of those effects represent a single hurricane event and are net of income taxes, based on probable maximum loss estimates from the Applied Insurance Research Touchstone® version 6.0 catastrophe model.

For Cincinnati Global, including applicable reinsurance ceded in effect at January 1, 2020, on a standalone basis and including the effects of estimated reinstatement premiums, probable maximum loss estimates for Cincinnati Global include the following amounts: $54 million for a once-in-a-100-year event and $87 million for a once-in-a-250-year event. Each of those effects represent a single hurricane event and are net of income taxes, based on probable maximum loss estimates from the Applied Insurance Research Touchstone® version 6.0 catastrophe model.

Cincinnati Financial Corporation - 2019 10-K - Page 30

Regulation
The business of insurance in the United States (U.S.) is primarily regulated by state law. All of our U.S. insurance company subsidiaries are domiciled in the state of Ohio except The Cincinnati Specialty Underwriters Insurance Company, which is domiciled in the state of Delaware. Each domestic insurance subsidiary is primarily governed by the insurance laws and regulations in its respective state of domicile. We also are subject to regulatory authorities of all states in which we write insurance. The state laws and regulations that have the most significant effect on our insurance operations and financial reporting are discussed below.

•
Insurance Holding Company Regulation – We are regulated as an insurance holding company system in the respective states of domicile of our lead standard market property casualty company subsidiary and its surplus lines insurance subsidiary. These regulations require that we annually furnish financial and other information about the governance and operations of the individual companies within the holding company system. Information about the risks posed by any noninsurance company subsidiaries must also be disclosed. All transactions within a holding company system affecting insurers must be fair and equitable. Notice to the state insurance commissioner is required prior to the consummation of transactions affecting the ownership or control of an insurer and prior to certain material transactions between an insurer and any person or entity in its holding company group. In addition, some of those transactions cannot be consummated without the commissioner’s prior approval.

•
Subsidiary Dividends – The Cincinnati Insurance Company is fully owned by Cincinnati Financial Corporation. The dividend-paying capacity of The Cincinnati Insurance Company and its fully owned subsidiaries is regulated by the laws of the applicable state of domicile. Under these laws, our domestic insurance subsidiaries must provide a 10-day advance informational notice to the insurance commissioner for the domiciliary state prior to payment of any dividend or distribution to its shareholders. Generally, the most our domestic insurance subsidiary can pay without prior regulatory approval is the greater of 10% of statutory capital and surplus or 100% of statutory net income for the prior calendar year.

The domestic insurance company subsidiaries must give 30 days of notice to, and obtain prior approval from, the state insurance commissioner before the payment of an extraordinary dividend as defined by the state’s insurance code. You can find information about the dividends paid by our insurance subsidiary in 2019 in Item 8, Note 9 of the Consolidated Financial Statements.

•
Insurance Operations – All of our domestic insurance subsidiaries are subject to licensing and supervision by departments of insurance in the states in which they do business. The nature and extent of such regulations vary, but generally are rooted in statutes that delegate regulatory, supervisory and administrative powers to state insurance departments. Such regulations, supervision and administration of the domestic insurance subsidiaries include: the standards of solvency that must be met and maintained; the licensing of insurers and their agents and brokers; the nature and limitations on investments; deposits of securities for the benefit of policyholders; regulation of standard market policy forms and premium rates; policy cancellations and nonrenewals; test audit programs; periodic examination of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of insurers or for other purposes; requirements regarding reserves for unearned premiums, losses and other matters; the nature of and limitations on dividends to policyholders and shareholders; the nature and extent of required participation in insurance guaranty funds; the involuntary assumption of hard-to-place or high-risk insurance business, primarily workers’ compensation insurance; and the collection, remittance and reporting of certain taxes and fees. Our primary insurance regulators in the U.S. have adopted the Model Audit Rule for annual statutory financial reporting. This regulation closely mirrors the Sarbanes-Oxley Act on matters such as auditor independence, corporate governance and internal controls over financial reporting. The regulation permits the audit committee of Cincinnati Financial Corporation’s board of directors to also serve as the audit committee of each of our insurance subsidiaries for purposes of this regulation.

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

Cincinnati Financial Corporation - 2019 10-K - Page 31

•
Statutory Accounting – For public reporting, domestic insurance companies prepare financial statements in accordance with GAAP. However, certain data also must be calculated according to statutory accounting rules as defined in the NAIC’s Accounting Practices and Procedures Manual. While not a substitute for any GAAP measure of performance, statutory data frequently is used by industry analysts and other recognized reporting sources to facilitate comparisons of the performance of insurance companies.

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

We operate in limited foreign jurisdictions. Our foreign insurance subsidiary Cincinnati Global Underwriting Ltd., based in the United Kingdom (U.K.), holds a group of companies led by our managing agency, Cincinnati Global Underwriting Agency Ltd. (CGUAL), of Lloyd’s Syndicate 318, which is regulated by The Prudential Regulation Authority (PRA) and The Financial Conduct Authority (FCA). The PRA’s primary objective with respect to insurers is to promote the safety and soundness of insurers for the protection of policyholders, while the FCA has three operational objectives: (i) to secure an appropriate degree of protection for consumers; (ii) to protect and enhance the integrity of the U.K. financial system; and (iii) to promote effective competition in the interests of consumers in the financial services markets. The PRA/FCA’s Senior Managers and Certification Regime provides regulatory frameworks for standards of fitness and propriety, conduct and accountability for individuals in positions of responsibility at insurers.

CGUAL is also regulated by the PRA and FCA, which have delegated certain additional regulatory responsibilities to the Council of Lloyd’s. By virtue of Lloyd’s international licenses, we can write business in various countries throughout the world. In each such country, we are subject to the laws and insurance regulations of that jurisdiction.

Cincinnati Financial Corporation - 2019 10-K - Page 32

Our operations in the U.K. are further subject to regulation by the European Union (EU). Generally, EU requirements are adopted by the EU and then implemented by enabling legislation in the member countries. Significant areas of oversight and influence from the EU include capital, solvency and risk management requirements (Solvency II), competition law and antitrust regulation, intermediary and distribution regulation, gender discrimination and data protection and privacy (General Data Protection Regulation). The applicability of EU regulation to our U.K. business is likely to change in ways yet to be determined as a result of the U.K.’s exit from the EU.

Cincinnati Financial Corporation - 2019 10-K - Page 33

Enterprise Risk Management
We manage enterprise risk through formal risk management programs overseen by an executive officer of the company. Our ERM framework includes an enterprise risk management committee, which is responsible for overseeing risk activities and is comprised of senior executive-level risk owners from across the enterprise. The risk committee's activities are supported by a team of representatives from business areas that focus on identifying, evaluating and developing risk plans for emerging risks. A comprehensive report is provided quarterly to our chairman, our president and chief executive officer, our board of directors and our senior executive team, as appropriate, on the status of risk metrics relative to identified tolerances and limits, risk assessments and risk plans. Our use of operational audits, strategic plans and departmental business plans, as well as our culture of open communications and our fundamental respect for our Code of Conduct, continue to help us manage risks on an ongoing basis.

We understand that a cybersecurity incident is just one example of an event that could affect our future performance. We work to keep our systems and data secure while continuing to increase our understanding of cybersecurity risk through risk management efforts and testing by third-party experts of our cybersecurity program structure and capabilities. Those efforts include blocking attempted cyber intrusions, frequent vulnerability assessments and maintaining procedures to ensure timely notification of critical cybersecurity incidents and related disclosure controls. Cybersecurity matters are an important part of reporting to our executive management team, risk committee and the board of directors. Effects of cyberattacks can be significant, including additional costs for remediation, litigation and reputational damage. During 2019, we experienced no cybersecurity incidents having a material effect on our operations or financial performance.

Our risk management programs include a formalized risk appetite element and a risk identification and quantification process. The overall enterprise objective is to appropriately balance risk and reward to achieve an appropriate return on risk capital. Our key risks are discussed in Item 1A, Risk Factors, including risks related to natural catastrophes, investments and operations.

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

Cincinnati Financial Corporation - 2019 10-K - Page 34

ITEM 1A.   Risk Factors
Our business involves various risks and uncertainties that may affect achievement of our business objectives. Many of the risks could have ramifications across our organization. For example, while risks related to setting insurance rates and establishing and adjusting loss reserves are insurance activities, actual results differing from our assumptions, judgments or estimates in these areas could have an impact on our investment activities, growth and overall results.

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

In addition to insurance policies for businesses and individuals, Cincinnati Re reinsures policies written by other insurance companies. This business is marketed through reinsurance intermediaries and is generally not offered by the typical independent agents who market our insurance policies.

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

Cincinnati Financial Corporation - 2019 10-K - Page 35

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

We could experience an unusually high level of losses due to catastrophic, terrorism or epidemic events or risk concentrations.
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

According to these models, probable maximum loss estimates from a single hurricane event that combine the effects of property casualty insurance written on a direct basis by The Cincinnati Insurance Companies, the Cincinnati Re reinsurance portfolio and risks insured by Cincinnati Global include the following amounts, net of amounts recoverable through reinsurance ceded and also income taxes, and including the effects of estimated reinstatement premiums: $300 million for a once-in-a-100-year event and $429 million for a once-in-a-250-year event. Please see Item 7, Liquidity and Capital Resources, 2020 Reinsurance Programs, for a discussion of modeled losses considered in evaluating our risk mitigation strategy, which includes our ceded reinsurance program.

Cincinnati Financial Corporation - 2019 10-K - Page 36

The geographic regions in which we market insurance and reinsurance are exposed to numerous natural catastrophes, such as:

•	Hurricanes in the gulf, eastern, southeastern and northeastern coastal regions.

•	Earthquakes in many regions, most particularly in the New Madrid fault zone, California, the Northwest and Southwest.

•	Tornado, wind and hail in the Midwest, South, Southeast, Southwest and the mid-Atlantic.

•	Wildfires.

•	On a worldwide basis, in the event of a severe catastrophic event or terrorist attack we may be exposed to material losses through our Cincinnati Re and Cincinnati Global operations.

The occurrence of terrorist attacks in the geographic areas we serve could result in substantially higher claims under our insurance policies than we have anticipated. While our insurance policies provide coverage for terrorism risk in all areas we serve, we have identified our major terrorism exposure geographically as general commercial risks in the Tier 1 cities of Chicago, Dallas, New York, Houston, Los Angeles and Washington D.C. We have a greater amount of business in less hazardous Tier 2 cities such as Atlanta, Cincinnati, Cleveland, Denver, Minneapolis, Phoenix-Mesa, Pittsburgh, St. Louis and Tampa-St. Petersburg. We have exposure to small co-op utilities, water utilities, wholesale fuel distributors, small shopping malls and small colleges throughout our 45 active states and, because of the number of associates located there, our Fairfield, Ohio, headquarters. Additionally, our life insurance subsidiary could be adversely affected in the event of a terrorist event or an epidemic, particularly if the epidemic were to affect a broad range of the population beyond just the very young or the very old, or affects the overall economy. Our associate health plan is self-funded and could similarly be affected.

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

Our geographic concentration ties our performance to business, economic, environmental and regulatory conditions in certain states. We market our standard market property casualty insurance products in 45 states, but our business is concentrated in the Midwest and Southeast. We also have exposure in states where we do not actively market insurance when clients of our independent agencies have businesses or properties in multiple states.

The Cincinnati Insurance Company continues to expand its Cincinnati Re reinsurance assumed operations and has staffed it with seasoned underwriting and analytical talent who strive to assume risks that we understand well, both quantitatively and qualitatively. Business written includes treaties that provide coverage for property catastrophe and terrorism events on a worldwide basis. At January 1, 2020, the largest loss exposure to us for Cincinnati Re is from natural catastrophe events. That exposure includes probable maximum loss estimates, on a marginal basis, of the following amounts: $111 million for a once-in-a-100-year event and $74 million for a once-in-a-250-year event. Those effects represent a single hurricane event and include the effects of income taxes, applicable reinsurance ceded and estimated reinstatement premiums. The marginal basis reflects diversification effects of the Cincinnati Re reinsurance portfolio and property casualty insurance written on a direct basis by The Cincinnati Insurance Companies. If there is a high frequency of large property catastrophe or terrorism events, or a single extreme event, during the coverage period of these treaties, our financial position and results of operations could be materially affected.

Cincinnati Financial Corporation - 2019 10-K - Page 37

We are also expanding Cincinnati Global, our global specialty underwriter with premiums primarily for U.S. and international property exposures, given its seasoned underwriting talent. At January 1, 2020, the largest loss exposure to us for Cincinnati Global is from natural catastrophe events. That exposure includes probable maximum loss estimates of the following amounts: $54 million for a once-in-a-100-year event and $87 million for a once-in-a-250-year event. Those effects are on a standalone basis and represent a single hurricane event and include the effects of income taxes, applicable reinsurance ceded and estimated reinstatement premiums. If there is a high frequency of large property catastrophe or terrorism events, or a single extreme event, during the coverage period of its policies, our financial position and results of operations could be materially affected.

Additionally, the companies we invest in might be severely affected by a severe catastrophic event, terrorist attack, or epidemic event which could affect our financial condition and results of operations. Our reinsurers might experience significant losses, potentially jeopardizing their ability to pay losses we cede to them. It could also reduce the availability of reinsurance. If we cannot obtain adequate coverage at a reasonable cost, it could constrain where we can write business or reduce the amount of business we can write in certain areas. We also may be exposed to state guaranty fund assessments if other carriers in a state cannot meet their obligations to policyholders. A catastrophe or epidemic event also could affect our operations by damaging our headquarters facility, injuring associates and visitors at our Fairfield, Ohio, headquarters or disrupting our associates’ ability to perform their assigned tasks.

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

For fixed-maturity investments such as bonds, which represented 60.1% of the fair value of our investment portfolio at the end of 2019, the inverse relationship between interest rates and bond prices leads to falling bond values during periods of increasing interest rates. A significant increase in the general level of interest rates could have an adverse effect on our shareholders’ equity.

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

Cincinnati Financial Corporation - 2019 10-K - Page 38

At year-end 2019, common stock holdings made up 38.7% of our investment portfolio. Adverse news or events affecting the global or U.S. economy or the equity markets could affect our net income, book value and overall results, as well as our ability to pay our common stock dividend. See Item 7, Investments Results, and Item 7A, Quantitative and Qualitative Disclosures About Market Risk, for a discussion of our investment activities.

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

Cincinnati Financial Corporation - 2019 10-K - Page 39

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

We compete with major U.S., Bermudian, European, and other international insurers and reinsurers and with underwriting syndicates, some of which have greater financial, marketing and management resources than we do. Recent industry consolidation, including business combinations among insurance and other financial services companies, has resulted in larger competitors with even greater financial resources. We also compete with new companies that continue to enter the insurance and reinsurance markets. In addition, capital market participants have created alternative products that are intended to compete with reinsurance products that we sell in Cincinnati Re. Increased competition could result in fewer submissions, lower premium rates, and less favorable policy terms and conditions, which could reduce our underwriting margins and have a material adverse effect on our results of operations and financial condition.

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

Cincinnati Financial Corporation - 2019 10-K - Page 40

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

Unforeseen losses, the type and magnitude of which we cannot predict, may emerge. These additional losses could arise from changes in the legal environment, laws and regulations, climate change, catastrophic events, increases in loss severity or frequency, environmental claims, mass torts or other causes such as social inflation. Such future losses could be substantial. Inflationary scenarios may cause the cost of claims, especially medical claims, to rise, impacting reserve adequacy and our results of operations.

In addition to the risks stated above, Cincinnati Re reserves are subject to uncertainty because a reinsurer relies on the original underwriting decisions and claims reserving practices of ceding companies. As a result, we are subject to the risk that our ceding companies may not have adequately evaluated the risks reinsured by us and the premiums ceded may not adequately compensate us for the risks we assume. In addition, there is generally a longer lapse of time from the occurrence of the event to the reporting of the loss or benefit to the reinsurer and ultimate resolution or settlement of the loss.

The anticipated benefits may not be realized for our acquisition of Cincinnati Global.
Cincinnati Global, our London-based global specialty underwriter for Lloyd's Syndicate 318, was acquired on February 28, 2019. We can provide no assurance that the anticipated benefits of the transaction will be fully realized in the time frame anticipated or at all, or that the costs or difficulties related to the integration of it’s operations will not be greater than expected. The success of the transaction will depend, in part, on our ability to realize the anticipated business opportunities and growth prospects from acquiring Cincinnati Global. We may never realize these business opportunities and growth prospects, and our management might have its attention diverted while trying to integrate operations.

Cincinnati Global’s international operations subjects us to additional regulation and could expose us to additional investment, political and economic risks.
We have international operations that could expose us to a number of additional risks. These risks include restrictions such as price controls, capital controls, currency exchange limits, ownership limits and other restrictive or anti-competitive governmental actions or requirements, which could have an adverse effect on our business and reputation. Our business activities outside the United States, including the United Kingdom (UK), could also be subject to political and economic risks, including foreign currency and credit risk. Additionally, Cincinnati Global’s operations will expand the products offered by us.

Cincinnati Financial Corporation - 2019 10-K - Page 41

Additionally, business activities outside the United States will subject us to additional domestic and foreign laws and regulations, including the Foreign Corrupt Practices Act, the UK Bribery Act and similar laws in other countries that prohibit the making of improper payments to foreign officials. In addition, insurers in the UK (including managing agents and members of Lloyd’s of London) are subject to Solvency II and the UK regulatory regime, which itself includes rules promulgated by Lloyd's. Although we have policies and controls in place that are designed to ensure compliance with these laws and regulatory requirements, if those controls are ineffective and an employee or intermediary fails to comply with applicable laws and regulations, we could suffer civil and criminal penalties and our business and reputation could be adversely affected. Some countries have laws and regulations that lack clarity and, even with local expertise and effective controls, it can be difficult to determine the exact requirements of, and potential liability under, the local laws. Failure to comply with local laws in a particular market may result in substantial liability and could have a significant and negative effect not only on our business in that market but also on our reputation generally.

Business activities at Cincinnati Global are subject to Lloyd's approval of a business plan each year. There is risk that plans will not be approved or will be limited. As a Lloyd’s managing agent and syndicate, Cincinnati Global is exposed to various risks and uncertainties associated, including its obligation to maintain funds at Lloyd’s to support its underwriting activities and periodic assessment of its capital, governance and other aspects of its business.

Developments relating to the United Kingdom’s leaving the European Union could adversely affect Cincinnati Global’s operations.
The terms of the UK’s withdrawal from the European Union (Brexit) and the relationship between the UK and the European Union going forward can affect economic conditions, including the terms of trade between them. The ultimate impact of Brexit is uncertain and will depend on any agreements that the UK makes to retain access to European Union markets. Brexit could also lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which European Union laws to replace or replicate. These or other adverse consequences from Brexit could adversely affect the operations and business opportunities of Cincinnati Global.

With a view to mitigating the potential effects of Brexit on business underwritten through Lloyd’s, it has set up an insurance company subsidiary in Belgium, with the intention of underwriting European Economic Area insurance business via that subsidiary. It is uncertain how effective Lloyd's proposed Brexit contingency plan will be.

Our ability to obtain or collect on our reinsurance protection could affect our business, financial condition, results of operations or cash flows.
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

Please see Item 7, Liquidity and Capital Resources, 2020 Reinsurance Ceded Programs, for a discussion of selected reinsurance transactions.

Cincinnati Financial Corporation - 2019 10-K - Page 42

Our business depends on the uninterrupted operation of our facilities, systems and business functions.
Our business depends on our associates’ ability to perform necessary business functions, such as processing new and renewal policies and handling claims. We increasingly rely on technology and systems to accomplish these business functions in an efficient and uninterrupted fashion. Our inability to access our headquarters facilities or a failure of technology, telecommunications or other systems or the loss or failure of services provided by key vendors, could significantly impair our ability to perform such functions on a timely basis or affect the accuracy of transactions. If sustained or repeated, such a business interruption or system failure could result in a deterioration of our ability to write and process new and renewal business, serve our agents and policyholders, pay claims in a timely manner, collect receivables or perform other necessary business functions. If our disaster recovery and business continuity plans did not sufficiently consider, address or reverse the circumstances of an interruption or failure, this could result in a materially adverse effect on our operating results and financial condition. This risk is exacerbated because approximately 65% of our associates work at our Fairfield, Ohio, headquarters.

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

Cincinnati Financial Corporation - 2019 10-K - Page 43

Federal laws and regulations and the influence of international laws and regulations, including those that may be enacted in the wake of the financial and credit crises, may have adverse effects on our business, potentially including a change from a state-based system of regulation to a system of federal regulation, the repeal of the McCarran Ferguson Act, and/or measures under the Dodd-Frank Act that establish the Federal Insurance Office and provide for a determination that a nonbank financial company presents systemic risk and therefore should be subject to heightened supervision by the Federal Reserve Board. It is not known how this federal office will coordinate and interact with the NAIC and state insurance regulators. Adoption or implementation of any of these measures may restrict our ability to conduct our insurance business, govern our corporate affairs or increase our cost of doing business. Implementation of the Affordable Care Act (ACA) may affect our ability to grow profitably.

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

While we take commercially reasonable measures to keep our systems and data secure, it is difficult or impossible to defend against every risk being posed by changing technologies as well as criminal and state-sponsored cybercrime and cyber threats. Increasing sophistication of cyber criminals and terrorists make keeping up with new threats difficult and could result in a breach. Patching and other measures to protect existing systems and servers could be inadequate, especially on systems that are being retired. Controls employed by our U.S., off-shore and cloud vendors could prove inadequate. We could also experience a breach by intentional or negligent conduct on the part of associates or other internal sources. Our systems and those of our third-party vendors may become vulnerable to damage or disruption due to circumstances beyond our or their control, such as from catastrophic events, power anomalies or outages, natural disasters, network failures, and viruses and malware.

A breach of our security or the security of a vendor that results in unauthorized access to our data could expose us to a disruption or challenges relating to our daily operations as well as to data loss, litigation, damages, fines and penalties, significant increases in compliance costs and reputational damage.

Cincinnati Financial Corporation - 2019 10-K - Page 44

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

Dividends received from our lead insurance subsidiary are restricted by the insurance laws of Ohio, its domiciliary state. These laws establish minimum solvency and liquidity thresholds and limits. In 2020, the maximum dividend that may be paid without prior regulatory approval is limited to the greater of 10% of statutory capital and surplus or 100% of statutory net income for the prior calendar year, up to the amount of statutory unassigned capital and surplus as of the end of the prior calendar year. Dividends exceeding these limitations may be paid only with prior approval of the Ohio Department of Insurance. We might not be able to receive dividends from our insurance subsidiaries, or we might not receive dividends in the amounts necessary to meet our debt obligations or to pay dividends on our common stock without liquidating securities. This could affect our financial position.

Please see Item 1, Regulation, and Item 8, Note 9 of the Consolidated Financial Statements, for a discussion of insurance holding company dividend regulations.

Cincinnati Financial Corporation - 2019 10-K - Page 45

ITEM 1B.    Unresolved Staff Comments
None

ITEM 2.    Properties
Cincinnati Financial Corporation owns our headquarters building located on 102 acres of land in Fairfield, Ohio. This building has 1,508,200 square feet of total space. The property, including land is recorded in our financial statements at $132 million at December 31, 2019, and is classified as land, building and equipment, net, for company use. John J. & Thomas R. Schiff & Co. Inc., a related party, occupies 8,034 square feet (less than 1%). This property is used for the operations described in the Consolidated Financial Statements and accompanying Notes.

Cincinnati Financial Corporation owns Gilmore Pointe, located on the northwest corner of our headquarters property. This four-story building contains approximately 103,000 square feet of usable space. The property is recorded in the financial statements at $5 million at December 31, 2019, and is classified as investment property in Other Invested Assets, net. At December 31, 2019, unaffiliated tenants occupied 86%, Cincinnati Financial affiliates occupy 14%.

The Cincinnati Insurance Company owns the CFC Winton Center used for multiple operations with approximately 48,000 square feet of total space, located approximately six miles from our headquarters. The property, including land, is recorded in our financial statements at $8 million at December 31, 2019, and is classified as land, building and equipment, net, for company use.

We lease office space located in London, United Kingdom, for our Cincinnati Global operations. We also lease office space throughout the United States to support our insurance operations.

ITEM 3.    Legal Proceedings
Neither the company nor any of our subsidiaries is involved in any material litigation other than ordinary, routine litigation incidental to the nature of its business.

ITEM 4.    Mine Safety Disclosures
This item is not applicable to the company.

Cincinnati Financial Corporation - 2019 10-K - Page 46

Part II

ITEM 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and
Issuer Purchases of Equity Securities
Cincinnati Financial Corporation had approximately 166,000 shareholders of record as of December 31, 2019. While approximately 13,000 shareholders are registered, the majority of shareholders are beneficial owners whose shares are held in “street name” by brokers and institutional accounts. We believe many of our independent agent representatives and most of the 5,148 associates of our subsidiaries own the company’s common stock. Our common shares are traded under the symbol CINF on Nasdaq.

Cumulative Total Return
As depicted in the graph below, the five-year total return on a $100 investment made December 31, 2014, assuming the reinvestment of all dividends, was 136.4% for Cincinnati Financial Corporation’s common stock compared with 85.6% for the S&P Composite 1500 Property & Casualty Insurance Index and 73.9% for the S&P 500 Index.

The following graph depicts $100 invested on December 31, 2014, in stock or index, including reinvestment of dividends. The years shown represent each respective fiscal year ending December 31.

Comparison of Five-Year Cumulative Total Return

$250
$200
$150
$100
$50
$0
2014
2015
2016
2017
2018
2019
Cincinnati Financial Corporation
S&P 500 Index
S&P Composite 1500 Property & Casualty Insurance Index

The S&P 500 Index includes a representative sample of 500 leading companies in a cross section of industries of the U.S. economy. At year-end 2019, the S&P Composite 1500 Property & Casualty Insurance Index included 26 companies.

Cincinnati Financial Corporation - 2019 10-K - Page 47

Issuances and Purchases of Equity Securities
The following summarizes securities authorized for issuance under our equity compensation plans as of December 31, 2019:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights at December 31, 2019	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)) at December 31, 2019
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,437,413	$63.99	8,225,276
Equity compensation plans not approved by security holders	—	—	—
Total	3,437,413	$63.99	8,225,276

The number of securities remaining available for future issuance includes: 7,233,810 shares available for issuance under the Cincinnati Financial Corporation 2016 Stock Compensation Plan (the 2016 Plan), 706,568 shares available for issuance under the Cincinnati Financial Corporation 2012 Stock Compensation Plan (the 2012 Plan), and 284,898 shares available for issuance of share grants under the Director’s Stock Plan of 2018. The number of securities remaining available for future issuance assumes the number of securities to be issued from performance-based awards are issued at the target-level performance level. Both the 2016 Plan and 2012 Plan allow for issuance of stock options, service-based or performance-based restricted stock units, stock appreciation rights or other equity-based grants. Awards other than stock options granted from the 2016 and 2012 plans are counted as three shares against the plan for each one share of common stock actually issued. Additional information about share-based associate compensation granted under our equity compensation plans is available in Item 8, Note 17 of the Consolidated Financial Statements.

We discuss the factors that affect our ability to pay cash dividends and repurchase shares in Item 7, Liquidity and Capital Resources. Regulatory restrictions on dividends our insurance subsidiaries can pay to the parent company are discussed in Item 8, Note 9 of the Consolidated Financial Statements.

The following summarizes shares purchased under our repurchase programs:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1-31, 2019	553,535	$111.94	553,535	14,876,785
November 1-30, 2019	—	—	—	14,876,785
December 1-31, 2019	—	—	—	14,876,785
Totals	553,535	111.94	553,535

We did not sell any of our shares that were not registered under the Securities Act during 2019. Our repurchase program was expanded on October 22, 2007, to increase our repurchase authorization to approximately 13 million shares. Our repurchase program does not have an expiration date. On January 26, 2018, an additional 15 million shares were authorized, which expanded our current repurchase program. We have 14,876,785 shares available for purchase under our programs at December 31, 2019.

Cincinnati Financial Corporation - 2019 10-K - Page 48

ITEM 6.    Selected Financial Data

(In millions, except per share data and shares outstanding in thousands)	Years ended December 31,
	2019	2018	2017	2016	2015
Consolidated Income Statement Data
Earned premiums	$5,604	$5,170	$4,954	$4,710	$4,480
Investment income, net of expenses	646	619	609	595	572
Investment gains and losses, net *	1,650	(402)	148	124	70
Total revenues	7,924	5,407	5,732	5,449	5,142
Net income	1,997	287	1,045	591	634
Net income per common share:
Basic	$12.24	$1.76	$6.36	$3.59	$3.87
Diluted	12.10	1.75	6.29	3.55	3.83
Cash dividends per common share:
Ordinary declared	2.24	2.12	2.00	1.92	1.84
Ordinary paid	2.21	2.09	1.98	1.90	1.82
Special declared and paid	—	—	0.50	—	0.46
Diluted weighted average shares	165.1	164.5	166.0	166.5	165.6
Consolidated Balance Sheet Data
Total investments	$19,746	$16,732	$17,051	$15,500	$14,423
Net unrealized investment portfolio gains	4,761	2,598	3,540	2,625	2,094
Deferred policy acquisition costs	774	738	670	637	616
Total assets	25,408	21,935	21,843	20,386	18,888
Gross loss and loss expense reserves	6,147	5,707	5,273	5,085	4,718
Life policy and investment contract reserves	2,835	2,779	2,729	2,671	2,583
Long-term debt	788	788	787	787	786
Shareholders' equity	9,864	7,833	8,243	7,060	6,427
Book value per share	60.55	48.10	50.29	42.95	39.20
Shares outstanding	162,918	162,843	163,899	164,387	163,944
Value creation ratio	30.5%	(0.1)%	22.9%	14.5%	3.4%
Consolidated Property Casualty Operations Data
Earned premiums	$5,334	$4,920	$4,722	$4,482	$4,271
Unearned premiums	2,787	2,515	2,403	2,306	2,200
Gross loss and loss expense reserves	6,088	5,646	5,219	5,035	4,660
Investment income, net of expenses	419	401	392	384	368
Loss and loss expense ratio	62.8%	65.5%	66.4%	63.8%	60.2%
Underwriting expense ratio	31.0	30.9	31.1	31.0	30.9
Combined ratio	93.8%	96.4%	97.5%	94.8%	91.1%

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

Cincinnati Financial Corporation - 2019 10-K - Page 49

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

We begin with an executive summary of our results of operations, followed by other highlights, an overview of our strategy, an outlook for future performance and details about critical accounting estimates. In several instances, we refer to estimated industry data so that we can provide information on our performance within the context of the overall insurance industry. Unless otherwise noted, the industry data is prepared by A.M. Best, a leading insurance industry statistical, analytical and financial strength rating organization. Information from A.M. Best is presented on a statutory accounting basis for insurance company regulation in the United States of America. When we provide our results on a comparable statutory accounting basis, we label it as such; all other company data is presented in accordance with accounting principles generally accepted in the United States of America (GAAP).

Through The Cincinnati Insurance Company, Cincinnati Financial Corporation is one of the 25 largest property casualty insurers in the nation, based on net written premium volume for the first nine months of 2019, among approximately 2,000 U.S. stock and mutual insurer groups. We market our insurance products through a select group of independent insurance agencies in 45 states as discussed in Item 1, Our Business and Our Strategy.

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

Cincinnati Financial Corporation - 2019 10-K - Page 50

Executive Summary
Our value creation ratio, defined above, is our primary performance target. VCR trends are shown in the table below.

	One year	Three-year % average	Five-year % average
Value creation ratio:
As of December 31, 2019	30.5%	17.8%	14.2%
As of December 31, 2018	(0.1)	12.4	10.7
As of December 31, 2017	22.9	13.6	13.9

We are targeting an annual value creation ratio averaging 10% to 13% over the next five-year period. At 30.5% for 2019, we significantly exceeded the high end of that range, and exceeded the high end of it for the three-year and five-year periods that ended in December 2019.

The table below shows the primary components of our value creation ratio on a percentage basis. Analysis of the components aids understanding of our financial performance. Our financial results are further analyzed in the Corporate Financial Highlights section below.

	Years ended December 31,			2019-2018	2018-2017
	2019	2018	2017	Pt. Change	Pt. Change
Value creation ratio major components:
Net income before investment gains	8.9%	7.4%	13.5%	1.5	(6.1)
Change in fixed-maturity securities, realized and unrealized gains	5.5	(3.2)	1.1	8.7	(4.3)
Change in equity securities, investment gains	16.6	(3.8)	8.6	20.4	(12.4)
Other	(0.5)	(0.5)	(0.3)	0.0	(0.2)
Value creation ratio	30.5%	(0.1)%	22.9%	30.6	(23.0)

The 2019 value creation ratio improved by 30.6 percentage points, compared with 2018, primarily due to a higher valuation for our investment portfolio, as shown in the table above. The decrease in 2018, compared with 2017, was primarily due to a lower valuation for our investment portfolio. Operating results in 2019 contributed to VCR more than in 2018, despite a 0.7% contribution from certain non-recurring items in the 2018 ratio, including the impact of various tax accounting method changes. VCR in 2017 included a 7.0% contribution from a tax benefit due to net deferred income tax liability revaluation related to U.S. tax reform.

We believe our value creation ratio is a useful measure. The table below shows calculations for VCR.

(Dollars are per share)	Years ended December 31,
	2019	2018	2017
Value creation ratio:
End of period book value*	$60.55	$48.10	$50.29
Less beginning of period book value	48.10	50.29	42.95
Change in book value	12.45	(2.19)	7.34
Dividend declared to shareholders	2.24	2.12	2.50
Total value creation	$14.69	$(0.07)	$9.84

Value creation ratio from change in book value**	25.9%	(4.3)%	17.1%
Value creation ratio from dividends declared to shareholders***	4.6	4.2	5.8
Value creation ratio	30.5%	(0.1)%	22.9%

* Book value per share is calculated by dividing end of period total shareholders' equity by end of period shares outstanding
** Change in book value divided by the beginning of year book value
*** Dividend declared to shareholders divided by beginning of year book value

Cincinnati Financial Corporation - 2019 10-K - Page 51

When looking at our longer-term objectives, we see three primary performance drivers for our value creation ratio:

•
Premium growth – We believe over any five-year period our agency relationships and initiatives can lead to a property casualty written premium growth rate that exceeds the industry average. The compound annual growth rate of our net written premiums was 5.9% over the five-year period 2015 through 2019, exceeding the 4.3% estimated growth rate for the property casualty insurance industry, with 2019 representing industry data reported through the first nine months of 2019. The industry’s growth rate excludes its mortgage and financial guaranty lines of business.

•
Combined ratio – We believe our underwriting philosophy and initiatives can drive performance to achieve our underwriting profitability target of a GAAP combined ratio over any five-year period that consistently averages within the range of 95% to 100%. Our GAAP combined ratio averaged 94.7% over the five-year period 2015 through 2019, slightly better than the performance target range. Performance as measured by the combined ratio is discussed in Consolidated Property Casualty Insurance Results. Our statutory combined ratio averaged 94.3% over the five-year period 2015 through 2019, compared with an estimated 100.1% for the property casualty industry, with 2019 representing industry data reported through the first nine months of 2019. The industry’s ratio again excludes its mortgage and financial guaranty lines of business.

•
Investment contribution – We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year total return of the S&P 500 Index.

◦	Investment income growth, on a pretax basis, had a compound annual growth rate of 3.3% over the five-year period 2015 through 2019.

◦
Over the five years ended December 31, 2019, our equity portfolio compound annual total return was 12.0% compared with a compound annual total return of 11.7% for the Index. Our equity portfolio favors larger-capitalization, high-quality, dividend growing stocks with a slight value orientation. For the year 2019, our equity portfolio total return was 31.9%, compared with 31.5% for the Index.

The board of directors is committed to rewarding shareholders directly through cash dividends and share repurchase authorizations. Through 2019, the company has increased the annual cash dividend rate for 59 consecutive years, a record we believe is matched by only seven other publicly traded U.S. companies. In addition to regular dividends, strong capital and excellent company performance has provided opportunities to further reward shareholders, including a special dividend paid in December 2017. The board regularly evaluates relevant factors in dividend-related decisions, and the 2019 increase to the regular dividend reflected confidence in our strong capital, liquidity and financial flexibility, as well as progress through our initiatives to improve earnings performance while growing insurance premium revenues. We discuss our financial position in more detail in Liquidity and Capital Resources.

Cincinnati Financial Corporation - 2019 10-K - Page 52

Corporate Financial Highlights
In addition to the value creation ratio discussion and analysis in the Executive Summary, we further analyze our financial results in the sections below.

Balance Sheet Data

(Dollars in millions, except share data)	At December 31,	At December 31,
	2019	2018
Total investments	$19,746	$16,732
Total assets	25,408	21,935
Short-term debt	39	32
Long-term debt	788	788
Shareholders' equity	9,864	7,833
Book value per share	60.55	48.10
Debt-to-total-capital ratio	7.7%	9.5%

Total investments increased by 18% during 2019 on a fair value basis, with an increase in our securities portfolio valuation that added to a 6% increase in its cost basis. Entering 2020, we believe the portfolio continues to be well diversified and is well positioned to withstand short-term fluctuations. We discuss our investment strategy in Item 1, Investments Segment, and results for the segment in Investments Results. Total assets rose 16%. Shareholders’ equity increased by 26% and book value per share also increased by 26%, for reasons discussed in the preceding Executive Summary.

The amount of our debt obligations increased by $7 million in 2019, compared with 2018. Our 7.7% ratio of debt to total capital (debt plus shareholders’ equity) at year-end 2019 decreased by 1.8 percentage points compared with the prior-year ratio.

Income Statement and Per Share Data

(In millions, except per share data)	Years ended December 31,			2019-2018	2018-2017
	2019	2018	2017	Change %	Change %
Earned premiums	$5,604	$5,170	$4,954	8	4
Investment income, net of expenses (pretax)	646	619	609	4	2
Investment gains and losses, net (pretax)	1,650	(402)	148	nm	nm
Total revenues	7,924	5,407	5,732	47	(6)
Net income	1,997	287	1,045	596	(73)
Comprehensive income	2,423	24	1,648	nm	(99)
Net income per share - diluted	12.10	1.75	6.29	591	(72)
Cash dividends declared per share	2.24	2.12	2.50	6	(15)
Diluted weighted average shares outstanding	165.1	164.5	166.0	0	(1)

Net income rose $1.710 billion or 596% in 2019, compared with 2018, including a $1.621 billion increase for 2019 net investment gains after taxes. The improved 2019 net income also included an increase in property casualty underwriting income of $122 million after taxes, as discussed below, and a $21 million increase in investment income after taxes. Our investment operation’s performance is discussed further in Investments Results. Net income in 2018 included a $56 million benefit from certain other non-recurring items, primarily the impact of various tax accounting method changes as disclosed in Item 8, Note 11 of the Consolidated Financial Statements.

Net income in 2018 decreased $758 million, compared with 2017, largely due to a $495 million benefit in 2017 from net deferred income tax liability revaluation due to U.S. tax reform and a $413 million decrease for 2018 in net investment gains after taxes.

Cincinnati Financial Corporation - 2019 10-K - Page 53

As discussed in Investments Results, we reported a net investment gain in 2019, primarily due to a $1.626 billion net favorable change in fair value for equity securities still held. In 2018, we reported a net investment loss, primarily due to unfavorable changes in fair values of equity securities even though we continued to hold the securities. For 2017 we reported investment gains, largely due to investment sales that were discretionary in timing and amount.

Contribution from Insurance Operations

(Dollars in millions)	Years ended December 31,			2019-2018	2018-2017
	2019	2018	2017	Change %	Change %
Consolidated property casualty data:
Net written premiums	$5,516	$5,030	$4,840	10	4
Earned premiums	5,334	4,920	4,722	8	4
Underwriting profit	341	186	128	83	45

				Pt. Change	Pt. Change
GAAP combined ratio	93.8%	96.4%	97.5%	(2.6)	(1.1)
Statutory combined ratio	93.4	96.0	97.2	(2.6)	(1.2)
Written premium to statutory surplus	1.0	1.0	1.0	0.0	0.0

Property casualty net written premiums grew 10% and earned premiums grew 8% in 2019, reflecting average renewal price increases, a higher level of insured exposures and premium growth initiatives. The 2019 growth rate for net written premiums exceeded 2018 by 6 percentage points, with Cincinnati Global representing 3 points of the increase. Trends and related factors are discussed in Commercial Lines, Personal Lines and Excess and Surplus Lines Insurance Results, respectively.

We completed our transaction to acquire Cincinnati Global, a London-based global specialty underwriter for Lloyd's Syndicate 318, on February 28, 2019. We expect the transaction to contribute to future earnings and book value growth as we believe it should provide opportunities to support business produced by our independent agencies in new geographies and lines of business. Following the UK's withdrawal from the European Union (Brexit), we expect Cincinnati Global to continue its presence in London. Regardless of the outcome of Brexit, Cincinnati Global is working to advance its business and to attract talent to benefit its expansion. Our costs related to Brexit were immaterial in 2019.

Our property casualty insurance operations generated underwriting profits for each of the three years ending in 2019. The $155 million improvement in 2019, compared with 2018, included a $25 million decrease in losses from natural catastrophe events and $69 million more benefit from net favorable reserve development on prior accident years before catastrophe losses. The $58 million increase in 2018, compared with 2017, included a $7 million increase in losses from natural catastrophe events and $59 million more benefit from net favorable reserve development on prior accident years before catastrophe losses.

We measure property casualty underwriting profitability primarily by the combined ratio. Our combined ratio measures the percentage of each earned premium dollar spent on claims plus all expenses related to our property casualty operations, all on a pretax basis. A lower ratio indicates more favorable results and better underlying performance. A ratio below 100% represents an underwriting profit. Initiatives to improve our combined ratio are discussed in Item 1, Our Business and Our Strategy, Strategic Initiatives. In 2019, 2018 and 2017, favorable development on reserves for claims that occurred in prior accident years helped offset other incurred losses and loss expenses. Reserve development is discussed further in Property Casualty Loss and Loss Expense Obligations and Reserves. Losses from weather-related catastrophes are another important item influencing the combined ratio and are discussed along with other factors in Financial Results for our property casualty business and related segments.

Our life insurance segment reported profit of $1 million in 2019 and $8 million in 2018. We discuss results for the segment in Life Insurance Results. Most of this segment’s investment income is included in our investments segment results. In addition to investment income, investment gains from the life insurance investment portfolio are also included in our investments segment results.

Cincinnati Financial Corporation - 2019 10-K - Page 54

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

•
Drive premium growth – Implementation of these initiatives is intended to further penetrate each market we serve through our independent agencies. Strategies aimed at specific market opportunities, along with service enhancements, can help our agents grow and increase our share of their business. Premium growth initiatives also include expansion of Cincinnati Re and Cincinnati Global. Diversified growth also may reduce variability of losses from weather-related catastrophes.

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

Cincinnati Financial Corporation - 2019 10-K - Page 55

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

For some lines of business that we write, a considerable and uncertain amount of time can elapse between the occurrence, reporting and payment of insured claims. The amount we will actually have to pay for such claims also can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate. Gross loss and loss expense reserves were $6.088 billion at year-end 2019 compared with $5.646 billion at year-end 2018.

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

Cincinnati Financial Corporation - 2019 10-K - Page 56

We also establish IBNR reserves to provide for all unpaid loss and loss expenses not accounted for by case reserves:

•
For events designated as natural catastrophes resulting in losses incurred related to premiums written on a direct basis by The Cincinnati Insurance Companies, we calculate IBNR reserves directly as a result of an estimated IBNR claim count and an estimated average claim amount for each event. Once case reserves are established for a catastrophe event, we reduce the IBNR reserves. Our claims department management coordinates the assessment of these events and prepares the related IBNR reserve estimates. Such an assessment involves a comprehensive analysis of the nature of the event, of policyholder exposures within the affected geographic area and of available claims intelligence. Depending on the nature of the event, available claims intelligence could include surveys of field claims associates within the affected geographic area, feedback from a catastrophe claims team sent into the area, as well as data on claims reported as of the financial statement date.

To determine whether an event is designated as a catastrophe, related to premiums written on a direct basis by The Cincinnati Insurance Companies, we generally use the catastrophe definition provided by Property Claims Service (PCS), a division of Insurance Services Office. PCS defines a catastrophe as an event that causes U.S., Puerto Rico and U.S. Virgin Islands damage of $25 million or more in insured property losses and affects a significant number of policyholders and insureds.

•
For events designated as natural catastrophes resulting in losses for Cincinnati Re and Cincinnati Global, we begin with a review of in-force policies, treaties and related limits likely to be affected by each event. For both Cincinnati Re and Cincinnati Global, use of information from third-party catastrophe models, industry estimates, and our own proprietary adjustments are utilized for the estimate of ultimate losses for each catastrophe event. Incurred losses from catastrophe events for both Cincinnati Re and Cincinnati Global can be designated catastrophes by PCS, or deemed as a catastrophe by the international insurance industry or, for Cincinnati Re, as reported by ceding companies. IBNR reserves are calculated as the difference between the estimate of the ultimate loss and loss expenses and the sum of total loss and loss expense payments and total case reserves.

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

Cincinnati Financial Corporation - 2019 10-K - Page 57

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

Our actuarial staff uses diagnostics provided by stochastic reserving software to evaluate the appropriateness of the models and methods listed above. The software’s diagnostics have indicated that the appropriateness of these models and methods for estimating IBNR reserves for our lines of business tends to depend on a line’s tail. Tail refers to the time interval between a typical claim’s occurrence and its settlement. For our long-tail lines such as workers’ compensation, commercial casualty and certain other liability lines, models from the probabilistic trend family tend to provide superior fits and to validate well, compared with models underlying the loss development and Bornhuetter-Ferguson methods. The loss development and Bornhuetter-Ferguson methods, particularly the reported loss variations, tend to produce the more appropriate IBNR reserve estimates for our short-tail lines such as homeowner and commercial property. For our mid-tail lines such as personal and commercial auto liability, all models and methods provide useful insights.

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

Cincinnati Financial Corporation - 2019 10-K - Page 58

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

Cincinnati Financial Corporation - 2019 10-K - Page 59

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

The table below provides standard errors and reserve ranges by major property casualty lines of business and in total for net loss and loss expense reserves as well as the potential effects on our net income, assuming a 21% federal tax rate. Standard errors and reserve ranges for assorted groupings of these lines of business cannot be computed by simply adding the standard errors and reserve ranges of the component lines of business, since such an approach would ignore the effects of product diversification. See Liquidity and Capital Resources, Property Casualty Loss and Loss Expense Obligations and Reserves, Range of Reasonable Reserves, for more details on our total reserve range. While the table reflects our assessment of the most likely range within which each line’s actual unpaid loss and loss expenses may fall, one or more lines’ actual unpaid loss and loss expenses could nonetheless fall outside of the indicated ranges.

(Dollars in millions)	Net loss and loss expense range of reserves
	Carried reserves	Low point	High point	Standard error	Net income effect

At December 31, 2019
Total	$5,746	$5,418	$5,862	$222	$175

Commercial casualty	$2,209	$1,959	$2,377	$209	$165
Commercial property	312	279	326	24	19
Commercial auto	704	668	736	34	27
Workers' compensation	949	813	999	93	73
Personal auto	324	303	336	16	13
Homeowners	185	175	195	10	8

Cincinnati Financial Corporation - 2019 10-K - Page 60

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

The application of our impairment policy resulted in other-than-temporary impairment (OTTI) charges that reduced our income before income taxes by $9 million in 2019, $5 million in 2018 and $9 million in 2017. OTTI losses represent noncash charges to income and are reported as investment losses.

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

All fixed-maturity securities valued below 100% of amortized cost are reported to the asset impairment committee for evaluation. When evaluating for OTTI, the committee considers the company’s intent and ability to retain a security for a period adequate to recover its cost.

Fixed-maturity securities that have previously been other-than-temporarily impaired are evaluated based on their adjusted cost or amortized cost and further written down if deemed appropriate. We provide detailed information about fixed-maturity securities fair valued in a continuous loss position at year-end 2019 in Item 7A, Application of Asset Impairment Policy.

Cincinnati Financial Corporation - 2019 10-K - Page 61

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

Cincinnati Financial Corporation - 2019 10-K - Page 62

Fair Value Measurements

Valuation of Financial Instruments
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

Level 1 and Level 2 Valuation Techniques
Substantially all of the $19.450 billion of securities in our investment portfolio at year-end 2019, measured at fair value, are classified as Level 1 or Level 2. Financial assets that fall within Level 1 and Level 2 are priced according to observable data from identical or similar securities that have traded in the marketplace. Also within Level 2 are securities that are valued by outside services or brokers where we have evaluated and verified the pricing methodology and determined that the inputs are observable.

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

Cincinnati Financial Corporation - 2019 10-K - Page 63

Financial Results
Consolidated financial results primarily reflect the results of our five reporting segments. These segments are defined based on financial information we use to evaluate performance and to determine the allocation of assets.

•	Commercial lines insurance

•	Personal lines insurance

•	Excess and surplus lines insurance

•	Life insurance

•	Investments

We report as Other the noninvestment operations of the parent company and its noninsurer subsidiary, CFC Investment Company. In addition, Other includes the financial results of our reinsurance assumed operations, known as Cincinnati ReSM, and our London-based global specialty underwriter Cincinnati Global Underwriting Ltd.SM, known as Cincinnati Global.

We measure profit or loss for our commercial lines, personal lines, excess and surplus lines and life insurance segments based upon underwriting results (profit or loss), which represent net earned premium less loss and loss expenses, or contract holders’ benefits incurred, and underwriting expenses on a pretax basis. We also evaluate results for our consolidated property casualty insurance operations. That is the total of our standard market segments (commercial lines and personal lines), our excess and surplus lines insurance segment, Cincinnati Re and Cincinnati Global. For analysis of our consolidated property casualty insurance results, it is important to include the earned premiums, loss and loss expenses and also underwriting expenses reported as Other. Underwriting results and segment pretax operating income are not substitutes for net income determined in accordance with GAAP.

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

Cincinnati Financial Corporation - 2019 10-K - Page 64

Consolidated Property Casualty Insurance Results
Earned and net written premiums for our consolidated property casualty operations grew in 2019, reflecting average renewal price increases, a higher level of insured exposures and strategic initiatives for targeted growth. A key measure of property casualty profitability is underwriting profit or loss. Our 2019 underwriting profit of $341 million was $155 million more than in 2018, including a $25 million favorable effect from a lower amount of natural catastrophe losses, mostly caused by severe weather. Prior accident year loss experience before catastrophes during 2019 was more favorable than in 2018, and represented $69 million of the 2019 underwriting profit increase. Improved profitability also included other factors, such as higher pricing, and our ongoing initiatives to improve pricing precision and loss experience related to claims and loss control practices. Underwriting profit trends are discussed further below.

The table below highlights property casualty results, with analysis and discussion in the sections that follow. That analysis and discussion includes sections by segment.

Overview – Three-Year Highlights

(Dollars in millions)	Years ended December 31,			2019-2018	2018-2017
	2019	2018	2017	Change %	Change %
Earned premiums	$5,334	$4,920	$4,722	8	4
Fee revenues	11	11	11	0	0
Total revenues	5,345	4,931	4,733	8	4
Loss and loss expenses from:
Current accident year before catastrophe losses	3,249	3,026	2,889	7	5
Current accident year catastrophe losses	351	364	368	(4)	(1)
Prior accident years before catastrophe losses	(219)	(150)	(91)	(46)	(65)
Prior accident years catastrophe losses	(29)	(17)	(28)	(71)	39
Loss and loss expenses	3,352	3,223	3,138	4	3
Underwriting expenses	1,652	1,522	1,467	9	4
Underwriting profit	$341	$186	$128	83	45

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	60.9%	61.5%	61.1%	(0.6)	0.4
Current accident year catastrophe losses	6.6	7.4	7.8	(0.8)	(0.4)
Prior accident years before catastrophe losses	(4.1)	(3.1)	(1.9)	(1.0)	(1.2)
Prior accident years catastrophe losses	(0.6)	(0.3)	(0.6)	(0.3)	0.3
Loss and loss expenses	62.8	65.5	66.4	(2.7)	(0.9)
Underwriting expenses	31.0	30.9	31.1	0.1	(0.2)
Combined ratio	93.8%	96.4%	97.5%	(2.6)	(1.1)

Combined ratio:	93.8%	96.4%	97.5%	(2.6)	(1.1)
Contribution from catastrophe losses and prior years reserve development	1.9	4.0	5.3	(2.1)	(1.3)
Combined ratio before catastrophe losses and prior years reserve development	91.9%	92.4%	92.2%	(0.5)	0.2

Performance highlights for consolidated property casualty operations include:

•
Premiums – Agency renewal written premiums rose $161 million in 2019 and continued to contribute to growth in earned premiums and net written premiums that rose in each of our property casualty segments. The renewal premium increase was largely due to average renewal price increases and a higher level of insured exposures. Price increases with enhanced precision continue to benefit operating results.

New business written premiums produced through agencies increased $126 million in 2019, compared with 2018. Agents appointed during 2019 or 2018 produced a 2019 increase in standard lines new business of $46 million. Growth initiatives also favorably affect growth in subsequent years, particularly as newer agency relationships mature over time.

Cincinnati Financial Corporation - 2019 10-K - Page 65

Expansion of Cincinnati Re produced $228 million of 2019 net written premiums and contributed $70 million of the growth in other written premiums, compared with 2018. Cincinnati Re assumes risks through reinsurance treaties and in some cases cedes part of the risk and related premiums to one or more unaffiliated reinsurance companies through transactions known as retrocessions. In 2019, earned premiums for Cincinnati Re totaled $184 million.
Cincinnati Global also contributed to the increase in other written premiums, following its acquisition on February 28, 2019. Net written premiums were $140 million since the acquisition, while earned premiums were $149 million.
Other written premiums also include premiums ceded to reinsurers as part of our ceded reinsurance program. An increase in ceded premiums, other than Cincinnati Re and Cincinnati Global premiums, reduced net written premium growth by $12 million more in 2019, compared with 2018.
The table below analyzes premium revenue components and trends.

(Dollars in millions)	Years ended December 31,			2019-2018	2018-2017
	2019	2018	2017	Change %	Change %
Agency renewal written premiums	$4,519	$4,358	$4,198	4	4
Agency new business written premiums	778	652	626	19	4
Other written premiums	219	20	16	nm	25
Net written premiums	5,516	5,030	4,840	10	4
Unearned premium change	(182)	(110)	(118)	(65)	7
Earned premiums	$5,334	$4,920	$4,722	8	4

•
Combined ratio – The 2019 combined ratio improved by 2.6 percentage points compared with 2018, including a 1.1 percentage-point decrease in the ratio for natural catastrophe losses. The 2019 ratio for current accident year losses and loss expenses before catastrophes improved by 0.6 percentage points, reflecting a decrease in commercial lines large losses for new losses above $1 million described below, and what we believe are improvements to some of our loss experience due to recent-year initiatives to improve pricing precision and claims and loss control practices. The remainder of the 2019 combined ratio decrease included 1.0 percentage points more benefit in the ratio for prior accident year losses and loss expenses before catastrophes. We further discuss ratios related to reserve development in the sections that follow the Catastrophe Losses Incurred table below.

Our statutory combined ratio was 93.4% in 2019 compared with 96.0% in 2018 and 97.2% in 2017. The estimated statutory combined ratio for the property casualty industry, with the industry’s ratio excluding its mortgage and financial guaranty lines of business and based on industry data reported through the first nine months of 2019, was 98.0% in 2019, 99.3% in 2018 and 104.0% in 2017. The contribution of catastrophe losses to our statutory combined ratio was 6.0 percentage points in 2019, 7.1 percentage points in 2018 and 7.2 percentage points in 2017, compared with industry estimates of 4.4, 5.9 and 9.7 percentage points, respectively, with 2019 representing industry data reported through the first nine months of 2019. Components of the combined ratio are discussed below.
Catastrophe loss trends are an important factor in assessing trends for overall underwriting results. Our 10-year historical annual average contribution of catastrophe losses to the combined ratio was 6.8 percentage points at December 31, 2019. Our five-year average was 6.4 percentage points.

For our property catastrophe occurrence and aggregate excess of loss treaty that we renewed for a period of one year effective July 1, 2019, there is a total limit of $50 million for all coverages combined. The combined coverage noted below applies to business written on a direct basis and by Cincinnati Re. Cincinnati Global catastrophe losses are not applicable to the treaty. Key coverages are summarized below.

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

Cincinnati Financial Corporation - 2019 10-K - Page 66

There was no recovery from reinsurers for losses during 2019 pertaining to the treaty effective July 1, 2019. For the treaty effective in July 2018, the aggregate recovery from reinsurers totaled $14 million for incurred losses in 2019, after considering all applicable deductibles, due to adverse reserve development in our personal lines insurance segment from a California wildfire event that occurred during 2018, exhausting the $50 million aggregate limit. During 2018, the aggregate recovery from reinsurers providing coverage totaled $36 million, which was applied to two California wildfire events, including $21 million for Cincinnati Re.

The following table shows catastrophe losses incurred for the past two calendar years, net of reinsurance, as well as the effect of loss development on prior period catastrophe reserves. We individually list declared catastrophe events for which our incurred losses reached or exceeded $10 million.

Catastrophe Losses Incurred

(Dollars in millions, net of reinsurance)					Excess and surplus lines
			Commercial lines	Personal lines
Dates	Events	Regions				Other	Total
2019
Jan. 29 - Feb. 1	Flood, ice, snow, wind	Midwest, Northeast	$9	$10	$—	$—	$19
Feb. 23-26	Flood, freezing, hail, ice, snow, wind	Midwest, Northeast, South	10	9	—	—	19
Mar. 12-17	Flood, hail, ice, snow, wind	Midwest, Northeast, West, South	4	4	—	4	12
May 16-17	Flood, hail, wind	Midwest	8	5	—	—	13
May 26 - 28	Flood, hail, wind	Midwest, Northeast, West, South	71	29	—	—	100
Aug. 4-5	Flood, hail, wind	Midwest	4	8	—	—	12
Aug. 10-11	Flood, hail, wind	West	22	1	—	—	23
Aug. 28 - Sep. 6	Flood, hail, wind	South, International (Dorian)	3	1	—	11	15
Oct. 7-20	Typhoon	International (Hagibis)	—	—	—	12	12
Oct. 20-21	Flood, hail, wind	Midwest, South	4	23	—	—	27
All other 2019 catastrophes			41	47	1	10	99
Development on 2018 and prior catastrophes			(25)	2	—	(6)	(29)
Calendar year incurred total			$151	$139	$1	$31	$322

2018
Jan. 8-10	Flood, Wind	West	$—	$10	$—	$—	$10
Mar. 1-3	Freezing, Ice, Snow, Wind	Northeast, South	5	5	—	—	10
Mar. 18-21	Flood, Hail, Wind	South	19	7	1	—	27
Apr. 13-17	Flood, Hail, Wind	Midwest, Northeast, South	20	7	—	—	27
Jul. 19-22	Flood, Hail, Wind	Midwest, South	9	8	—	—	17
Aug. 27 - Sep. 7	Flood, Wind	International (Jebi)	—	—	—	15	15
Sep. 13-19	Flood, Hail, Wind	South	72	8	—	1	81
Oct. 10-12	Flood, Hail, Wind	South	30	18	—	15	63
Nov. 8-21	Wildfire	West	—	10	—	—	10
Nov. 29 - Dec. 2	Flood, Hail, Wind	Midwest, South, West	5	5	—	—	10
All other 2018 catastrophes			48	43	1	2	94
Development on 2017 and prior catastrophes			(21)	4	—	—	(17)
Calendar year incurred total			$187	$125	$2	$33	$347

Cincinnati Financial Corporation - 2019 10-K - Page 67

Consolidated Property Casualty Insurance Loss and Loss Expenses
Loss and loss expenses include both net paid losses and reserve changes for unpaid losses as well as the associated loss expenses. For all property casualty lines of business in aggregate, net loss and loss expense reserves at December 31, 2019, were $92 million higher than at year-end 2018, including $131 million for incurred but not reported (IBNR) reserves. The $92 million reserve increase raised year-end 2018 net loss and loss expense reserves by 2%.

Most of the incurred losses and loss expenses shown in the consolidated property casualty insurance results three-year highlights table are for the respective current accident years, with reserve development on prior accident years shown separately. Since less than half of our consolidated property casualty current accident year incurred losses and loss expenses represents net paid amounts, the majority represents reserves for our estimate of ultimate losses and loss expenses. These reserves develop over time, and we re-estimate previously reported reserves as we learn more about the development of the related claims. The table below illustrates that development. For example, the 68.9% accident year 2018 loss and loss expense ratio reported as of December 31, 2018, developed favorably by 1.8 percentage points to 67.1% due to claims settling for less than previously estimated, or due to updated reserve estimates for unpaid claims, as of December 31, 2019. Accident years 2018 and 2017 have both developed favorably, as indicated by the progression over time for the ratios in the table.

(Dollars in millions)
Accident year loss and loss expenses incurred and ratios to earned premiums:
Accident year:	2019	2018	2017	2019	2018	2017
as of December 31, 2019	$3,600	$3,301	$3,135	67.5%	67.1%	66.4%
as of December 31, 2018		3,390	3,194		68.9	67.6
as of December 31, 2017			3,257			68.9

Catastrophe loss trends, discussed above, accounted for some of the movement in the current accident year loss and loss expense ratio for 2019, compared with 2018. Catastrophe losses added 6.6 percentage points in 2019, 7.4 points in 2018 and 7.8 points in 2017 to the respective consolidated property casualty current accident year loss and loss expense ratios in the table above.

The 60.9% ratio for current accident year loss and loss expenses before catastrophe losses for 2019 decreased 0.6 percentage points compared with the 61.5% accident year 2018 ratio measured as of December 31, 2018. Contributors to the decrease included a 0.2 percentage-point reduction in the ratio for current accident year losses of $1 million or more per claim, shown in the table below.

Reserve development on prior accident years continued to net to a favorable amount in 2019, and was primarily due to less-than-anticipated loss emergence on known claims. We recognized $248 million of favorable development in 2019, compared with $167 million in 2018 and $119 million in 2017. Of the $81 million increase in 2019, compared with 2018, $50 million was attributable to our commercial casualty and workers' compensation lines of business. Approximately 83% of our net favorable reserve development on prior accident years recognized during 2019 occurred in our commercial casualty, commercial property, workers’ compensation and personal auto lines of business. In 2018, our commercial casualty, commercial property and workers' compensation lines of business were responsible for approximately 91% of the favorable reserve development. As discussed in Liquidity and Capital Resources, Property Casualty Loss and Loss Expense Obligations and Reserves, Property Casualty Insurance Development of Estimated Reserves by Accident Year, commercial casualty and workers' compensation are considered long-tail lines with the potential for revisions inherent in estimating reserves. Favorable development recognized during 2017 was primarily from our commercial property and workers’ compensation lines of business. Development by accident year is further discussed in Liquidity and Capital Resources, Property Casualty Insurance Development of Estimated Reserves by Accident Year.

Cincinnati Financial Corporation - 2019 10-K - Page 68

Consolidated Property Casualty Insurance Losses by Size

(Dollars in millions, net of reinsurance)	Years ended December 31,			2019-2018	2018-2017
	2019	2018	2017	Change %	Change %
Current accident year losses greater than $5,000,000	$27	$43	$45	(37)	(4)
Current accident year losses $1,000,000-$5,000,000	243	218	212	11	3
Large loss prior accident year reserve development	50	69	51	(28)	35
Total large losses incurred	320	330	308	(3)	7
Losses incurred but not reported	50	110	54	(55)	104
Other losses excluding catastrophe losses	2,118	1,886	1,903	12	(1)
Catastrophe losses	309	334	327	(7)	2
Total losses incurred	$2,797	$2,660	$2,592	5	3

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year losses greater than $5,000,000	0.5%	0.9%	1.0%	(0.4)	(0.1)
Current accident year losses $1,000,000-$5,000,000	4.6	4.4	4.5	0.2	(0.1)
Large loss prior accident year reserve development	0.9	1.4	1.0	(0.5)	0.4
Total large loss ratio	6.0	6.7	6.5	(0.7)	0.2
Losses incurred but not reported	0.9	2.2	1.1	(1.3)	1.1
Other losses excluding catastrophe losses	39.7	38.4	40.3	1.3	(1.9)
Catastrophe losses	5.8	6.8	7.0	(1.0)	(0.2)
Total loss ratio	52.4%	54.1%	54.9%	(1.7)	(0.8)

In 2019, total large losses incurred decreased by $10 million, or 3%, net of reinsurance, primarily due to a decrease for our commercial lines insurance segment. The corresponding ratio decreased 0.7 percentage points. The large loss data included in the table above does not include Cincinnati Re and Cincinnati Global. Our analysis of large losses incurred indicated no unexpected concentration of these losses and reserve increases by geographic region, policy inception, agency or field marketing territory. We believe the inherent volatility of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the volatility in addition to general inflationary trends in loss costs.

Cincinnati Financial Corporation - 2019 10-K - Page 69

Consolidated Property Casualty Insurance Underwriting Expenses

(Dollars in millions)	Years ended December 31,			2019-2018	2018-2017
	2019	2018	2017	Change %	Change %
Commission expenses	$989	$911	$866	9	5
Other underwriting expenses	651	599	587	9	2
Policyholder dividends	12	12	14	0	(14)
Total underwriting expenses	$1,652	$1,522	$1,467	9	4

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Commission expenses	18.6%	18.5%	18.3%	0.1	0.2
Other underwriting expenses	12.2	12.1	12.5	0.1	(0.4)
Policyholder dividends	0.2	0.3	0.3	(0.1)	0.0
Total underwriting expense ratio	31.0%	30.9%	31.1%	0.1	(0.2)

Consolidated property casualty commission expenses rose $78 million, or 9%, in 2019, with profit-sharing commissions for agencies increasing by $12 million. The 2019 ratio of commission expenses as a percent of earned premiums increased by 0.1 percentage points, compared with 2018. The 2019 ratio for other underwriting expenses also increased by 0.1 percentage points, as earned premiums rose at a slightly slower pace than other underwriting expenses. During 2019, we continued to carefully manage expenses while also making strategic investments that include enhancement of underwriting expertise.

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

Cincinnati Financial Corporation - 2019 10-K - Page 70

Commercial Lines Insurance Results

Overview – Three-Year Highlights

(Dollars in millions)	Years ended December 31,			2019-2018	2018-2017
	2019	2018	2017	Change %	Change %
Earned premiums	$3,319	$3,218	$3,165	3	2
Fee revenues	5	5	5	0	0
Total revenues	3,324	3,223	3,170	3	2
Loss and loss expenses from:
Current accident year before catastrophe losses	2,046	1,998	1,933	2	3
Current accident year catastrophe losses	176	208	182	(15)	14
Prior accident years before catastrophe losses	(167)	(136)	(50)	(23)	(172)
Prior accident years catastrophe losses	(25)	(21)	(23)	(19)	9
Loss and loss expenses	2,030	2,049	2,042	(1)	0
Underwriting expenses	1,053	1,023	1,009	3	1
Underwriting profit	$241	$151	$119	60	27
Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	61.7%	62.1%	61.1%	(0.4)	1.0
Current accident year catastrophe losses	5.3	6.5	5.7	(1.2)	0.8
Prior accident years before catastrophe losses	(5.0)	(4.2)	(1.6)	(0.8)	(2.6)
Prior accident years catastrophe losses	(0.8)	(0.7)	(0.7)	(0.1)	0.0
Loss and loss expenses	61.2	63.7	64.5	(2.5)	(0.8)
Underwriting expenses	31.7	31.7	31.9	0.0	(0.2)
Combined ratio	92.9%	95.4%	96.4%	(2.5)	(1.0)

Combined ratio:	92.9%	95.4%	96.4%	(2.5)	(1.0)
Contribution from catastrophe losses and prior years reserve development	(0.5)	1.6	3.4	(2.1)	(1.8)
Combined ratio before catastrophe losses and prior years reserve development	93.4%	93.8%	93.0%	(0.4)	0.8

Performance highlights for the commercial lines insurance segment include:

•
Premiums – Earned premiums and net written premiums rose in 2019, including a $73 million increase in renewal written premiums that continued to include higher average pricing. New business written premiums in 2019 increased $93 million, or 22%, compared with 2018. Approximately one-third of the increase was from agencies appointed since the beginning of 2018.

•
Combined ratio – The 2019 combined ratio improved by 2.5 percentage points compared with 2018, including a 1.3 percentage-point decrease in the ratio component for natural catastrophe losses. Development on prior accident years’ loss and loss expense reserves before catastrophes during 2019 was 0.8 percentage points more favorable than in 2018.

As discussed in Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, stable historical paid loss patterns are a key assumption used to make projections necessary for estimating IBNR reserves. During 2017, we observed paid losses or re-estimates of case reserves emerging at levels higher than expected for commercial casualty. Considering that new data at December 31, 2017, we estimated commercial casualty IBNR reserves for accident year 2017 at levels more likely to be adequate. During 2019 and 2018, commercial casualty reserve development on prior accident years was favorable, as discussed below. In 2018, our estimate for commercial casualty IBNR reserves for accident year 2018 contributed an increase of 0.5 percentage points to the 2018 commercial lines segment ratio for current accident year losses and loss expenses before catastrophes, compared with its contribution to accident year 2017 as of December 31, 2017. Our commercial casualty 2019 total loss and loss expense ratio was 2.3 percentage points better than in 2018.

Cincinnati Financial Corporation - 2019 10-K - Page 71

Commercial auto, representing 21% of 2019 earned premiums for our commercial lines insurance segment, was the only major line of business in that segment with a 2019 total loss and loss expense ratio significantly higher than we desired, although it was 7.9 percentage points better than in 2018. During 2019, our commercial auto policies experienced average renewal price percentage increases estimated in the high-single-digit range, which we believe will help improve future profitability. We also continued to improve premium rate classification and use of other rating variables in risk selection and pricing.
Pricing precision and other initiatives to improve commercial lines underwriting profitability complement our business practices that continue to leverage the local presence of our field associates. Field marketing representatives meet with local agencies to assess each risk, determine limits of insurance and establish appropriate terms and conditions. They underwrite new business, with collaboration and expertise from headquarters associates as needed, while field loss control, machinery and equipment and claims representatives conduct on-site inspections. Field claims representatives also assist underwriters by preparing full reports on their first-hand observations of risk quality.
Our commercial lines statutory combined ratio was 92.3% in 2019, compared with 95.1% in 2018 and 96.2% in 2017. The contribution of catastrophe losses to our commercial lines statutory combined ratio was 4.5 percentage points in 2019, 5.8 percentage points in 2018 and 5.0 percentage points in 2017.

Commercial Lines Insurance Premiums

(Dollars in millions)	Years ended December 31,			2019-2018	2018-2017
	2019	2018	2017	Change %	Change %
Agency renewal written premiums	$2,998	$2,925	$2,880	2	2
Agency new business written premiums	510	417	397	22	5
Other written premiums	(98)	(97)	(75)	(1)	(29)
Net written premiums	3,410	3,245	3,202	5	1
Unearned premium change	(91)	(27)	(37)	(237)	27
Earned premiums	$3,319	$3,218	$3,165	3	2

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

Our 2% increase in 2019 agency renewal written premiums included higher average pricing. We measure average changes in commercial lines renewal pricing as the rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies. In 2019, our standard commercial lines policies averaged an estimated pricing change at a percentage in the low-single-digit range, slightly higher than in 2018. Our average commercial lines pricing change includes the flat pricing effect of certain coverages within package policies written for a three-year term that were in force but did not expire during the period being measured. Therefore, the average commercial lines pricing change we report reflects a blend of policies that did not expire and other policies that did expire during the measurement period.

Cincinnati Financial Corporation - 2019 10-K - Page 72

For only those commercial lines policies that did expire and were then renewed during 2019, we estimate that the average price increase was near the low end of the mid-single-digit range. During 2019, we continued to further segment our commercial lines policies, emphasizing identification and retention of policies we believed had relatively stronger price adequacy. Conversely, we continued to seek more aggressive renewal terms and conditions on policies we believed had relatively weaker pricing, in turn retaining fewer of those policies.

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

Premiums resulting from audits of actual sales or payrolls that confirmed or adjusted initial premium estimates are part of net written premiums and earned premiums. The contribution to our commercial lines earned premiums was $65 million, $70 million and $69 million in 2019, 2018 and 2017, respectively.

In 2019, our commercial lines new business premiums written by our agencies increased $93 million, or 22%, compared with 2018. New business premium volume in recent years has been significantly influenced by new agency appointments. Agencies appointed since the beginning of 2018 produced commercial lines new business written premiums of $45 million, in aggregate, during 2019, up $33 million from what they produced during 2018. All other agencies contributed the remaining $465 million, up $60 million from the $405 million they produced in 2018.

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

Other written premiums primarily consist of premiums that are ceded to reinsurers and lower our net written premiums. An increase in ceded premiums reduced net written premium growth by $5 million more in 2019, compared with 2018.

Cincinnati Financial Corporation - 2019 10-K - Page 73

Commercial Lines Insurance Loss and Loss Expenses
Loss and loss expenses include both net paid losses and reserve changes for unpaid losses as well as the associated loss expenses. Most of the incurred losses and loss expenses shown in the commercial lines insurance segment three-year highlights table are for the respective current accident years, with reserve development on prior accident years shown separately. Since less than half of our commercial lines insurance segment current accident year incurred losses and loss expenses represents net paid amounts, the majority represents reserves for our estimate of ultimate losses and loss expenses. These reserves develop over time, and we re-estimate previously reported reserves as we learn more about the development of the related claims. The table below illustrates that development. For example, the 68.6% accident year 2018 loss and loss expense ratio reported as of December 31, 2018, developed favorably by 2.1 percentage points to 66.5% due to claims settling for less than previously estimated, or due to updates to reserve estimates for unpaid claims, as of December 31, 2019. Accident years 2018 and 2017 for the commercial lines insurance segment have both developed favorably, as indicated by the progression over time of the ratios in the table.

(Dollars in millions)
Accident year loss and loss expenses incurred and ratios to earned premiums:
Accident year:	2019	2018	2017	2019	2018	2017
as of December 31, 2019	$2,222	$2,139	$1,998	67.0%	66.5%	63.1%
as of December 31, 2018		2,206	2,047		68.6	64.6
as of December 31, 2017			2,115			66.8

Catastrophe losses, as discussed in Consolidated Property Casualty Insurance Results, explain some of the movement in the current accident year loss and loss expense ratio for accident year 2019, compared with 2018. Catastrophe losses added 5.3 percentage points in 2019, 6.5 points in 2018 and 5.7 points in 2017 to the respective commercial lines current accident year loss and loss expense ratios in the table above.

The 61.7% ratio for current accident year loss and loss expenses before catastrophe losses for 2019 decreased 0.4 percentage points compared with the 62.1% accident year 2018 ratio measured as of December 31, 2018. Contributors to the decrease included less large losses incurred, described below, and the corresponding ratios for new losses above $1 million, with a 0.4 percentage-point decrease to the 2019 ratio. Other contributions included favorable effects from various initiatives, such as those to improve pricing precision and loss experience related to claims and loss control practices.

Commercial lines reserve development on prior accident years of $192 million in 2019 continued to net to a favorable amount and provided a larger benefit than the $157 million recognized in 2018. The $35 million net increase in 2019 included $31 million from our commercial casualty line of business. Most of our commercial lines net favorable reserve development on prior accident years recognized during 2019 occurred in our commercial casualty and workers’ compensation lines of business. Favorable development recognized during 2018 was mostly from our commercial casualty, commercial property and workers’ compensation lines of business. Favorable development recognized during 2017 was mostly from our commercial property and workers’ compensation lines of business. Development by accident year and other trends for commercial lines loss and loss expenses and the related ratios are further discussed in Liquidity and Capital Resources, Property Casualty Insurance Development of Estimated Reserves by Accident Year.

Cincinnati Financial Corporation - 2019 10-K - Page 74

Commercial Lines Insurance Losses by Size

(Dollars in millions, net of reinsurance)	Years ended December 31,			2019-2018	2018-2017
	2019	2018	2017	Change %	Change %
Current accident year losses greater than $5,000,000	$27	$37	$39	(27)	(5)
Current accident year losses $1,000,000-$5,000,000	185	182	166	2	10
Large loss prior accident year reserve development	49	65	47	(25)	38
Total large losses incurred	261	284	252	(8)	13
Losses incurred but not reported	26	64	61	(59)	5
Other losses excluding catastrophe losses	1,222	1,122	1,184	9	(5)
Catastrophe losses	142	180	150	(21)	20
Total losses incurred	$1,651	$1,650	$1,647	0	0

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year losses greater than $5,000,000	0.8%	1.2%	1.2%	(0.4)	0.0
Current accident year losses $1,000,000-$5,000,000	5.6	5.6	5.3	0.0	0.3
Large loss prior accident year reserve development	1.5	2.0	1.5	(0.5)	0.5
Total large loss ratio	7.9	8.8	8.0	(0.9)	0.8
Losses incurred but not reported	0.8	2.0	1.9	(1.2)	0.1
Other losses excluding catastrophe losses	36.7	34.9	37.4	1.8	(2.5)
Catastrophe losses	4.3	5.6	4.7	(1.3)	0.9
Total loss ratio	49.7%	51.3%	52.0%	(1.6)	(0.7)

In 2019, total large losses incurred decreased by $23 million, or 8%, net of reinsurance. The corresponding ratio decreased 0.9 percentage points. The 2019 decreases on both a dollar and ratio basis were largely due to lower amounts for our commercial casualty line of business. In 2018, total large losses incurred and the corresponding ratio were higher than in 2017, largely due to higher amounts of large losses for our commercial casualty and commercial property lines of business. Our analysis indicated no unexpected concentration of these losses and reserve increases by geographic region, policy inception, agency or field marketing territory. We believe the inherent volatility of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the volatility in addition to general inflationary trends in loss costs.

Commercial Lines Insurance Underwriting Expenses

(Dollars in millions)	Years ended December 31,			2019-2018	2018-2017
	2019	2018	2017	Change %	Change %
Commission expenses	$614	$592	$577	4	3
Other underwriting expenses	427	419	418	2	0
Policyholder dividends	12	12	14	0	(14)
Total underwriting expenses	$1,053	$1,023	$1,009	3	1
Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Commission expenses	18.5%	18.4%	18.2%	0.1	0.2
Other underwriting expenses	12.9	12.9	13.3	0.0	(0.4)
Policyholder dividends	0.3	0.4	0.4	(0.1)	0.0
Total underwriting expense ratio	31.7%	31.7%	31.9%	0.0	(0.2)

Commercial lines commission expenses as a percent of earned premiums increased in 2019, compared with 2018, reflecting an increase in the ratio for profit-sharing commissions for agencies. The ratio for 2018 increased compared with 2017, reflecting an increase in the ratio for agency commissions other than profit-sharing. In 2019, other underwriting expenses as a percent of earned premiums matched 2018. In 2018, the ratio decreased, compared with 2017, as earned premiums rose at a faster pace than other underwriting expenses.

Cincinnati Financial Corporation - 2019 10-K - Page 75

Commercial Lines Insurance Outlook
Renewal and new business pricing for commercial risks continues to experience significant competitive pressure, reinforcing the need for enhanced pricing analytics and careful risk selection. Commentary regarding the commercial lines market within the property casualty insurance industry indicates commercial lines pricing in 2020 may be generally higher than in 2019. Despite challenging market conditions from strong competition, we believe we can manage our business and execute strategic initiatives to offset market pressures to some extent and profitably grow our commercial lines insurance segment.

We are building commercial lines to an even larger percentage of our agencies total portfolio, whether it’s through enhanced expertise or flexibility in processes and service. Our goal is to be the first and last solution when our agencies are considering business placement.

We intend to keep marketing our products to a broad range of business classes with a package approach, while also continuing to improve our pricing precision and further segmenting among commercial lines policies. We intend to maintain our underwriting discipline and carefully manage our rate levels as well as our programs that seek to accurately match exposures with appropriate premiums. We will continue to evaluate each risk individually and to make decisions about rates, the use of three-year commercial policies and other policy conditions on a case-by-case basis, even in lines and classes of business that are under competitive pressure. For our commercial auto line of business, we will continue to improve premium rate classification and the use of other rating variables in risk selection and pricing. We believe that our initiatives to improve pricing precision and lower loss costs will continue to benefit commercial lines profitability during 2020, and that recent-year premium growth initiatives will continue to grow commercial lines premiums at a healthy pace.

Cincinnati Financial Corporation - 2019 10-K - Page 76

Personal Lines Insurance Results

Overview – Three-Year Highlights

(Dollars in millions)	Years ended December 31,			2019-2018	2018-2017
	2019	2018	2017	Change %	Change %
Earned premiums	$1,404	$1,336	$1,241	5	8
Fee revenues	4	5	5	(20)	0
Total revenues	1,408	1,341	1,246	5	8
Loss and loss expenses from:
Current accident year before catastrophe losses	875	838	793	4	6
Current accident year catastrophe losses	137	121	139	13	(13)
Prior accident years before catastrophe losses	(29)	9	(10)	nm	nm
Prior accident years catastrophe losses	2	4	(4)	(50)	nm
Loss and loss expenses	985	972	918	1	6
Underwriting expenses	415	389	360	7	8
Underwriting profit (loss)	$8	$(20)	$(32)	nm	38

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	62.4%	62.8%	64.0%	(0.4)	(1.2)
Current accident year catastrophe losses	9.7	9.1	11.2	0.6	(2.1)
Prior accident years before catastrophe losses	(2.1)	0.6	(0.9)	(2.7)	1.5
Prior accident years catastrophe losses	0.2	0.3	(0.3)	(0.1)	0.6
Loss and loss expenses	70.2	72.8	74.0	(2.6)	(1.2)
Underwriting expenses	29.6	29.1	29.0	0.5	0.1
Combined ratio	99.8%	101.9%	103.0%	(2.1)	(1.1)

Combined ratio:	99.8%	101.9%	103.0%	(2.1)	(1.1)
Contribution from catastrophe losses and prior years reserve development	7.8	10.0	10.0	(2.2)	0.0
Combined ratio before catastrophe losses and prior years reserve development	92.0%	91.9%	93.0%	0.1	(1.1)

Performance highlights for the personal lines insurance segment include:

•
Premiums – Earned premiums and net written premiums continued to grow in 2019, driven by increases in renewal written premiums that reflected higher average pricing. Renewal written premiums rose $71 million, or 6%, in 2019, compared with 2018. Net written premiums from high net worth policies totaled approximately $408 million in 2019, compared with $309 million in 2018.

•
Combined ratio – The 2019 combined ratio improved 2.1 percentage points, compared with 2018, despite a 0.5 percentage-point increase in the ratio for 2019 natural catastrophe losses. Development on prior accident years’ loss and loss expense reserves before catastrophes during 2019 was 2.7 percentage points more favorable than in 2018.

Our homeowner line of business, representing 43% of 2019 earned premiums for our personal lines insurance segment, was the only major line of business in that segment with a 2019 total loss and loss expense ratio significantly higher than we desired. During 2019, our homeowner policies experienced estimated premium rate increases averaging in the mid-single-digit percentage range, higher in that range than they experienced in 2018. We believe the rate increases and other actions to improve pricing precision and reduce loss costs will improve future profitability, similar to the recent-year improvement experienced in our personal auto line of business.
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

Cincinnati Financial Corporation - 2019 10-K - Page 77

Our personal lines statutory combined ratio was 99.3% in 2019, compared with 101.2% in 2018 and 102.4% in 2017. The contribution of catastrophe losses to our personal lines statutory combined ratio was 9.9 percentage points in 2019, 9.4 percentage points in 2018 and 10.9 percentage points in 2017.

Personal Lines Insurance Premiums

(Dollars in millions)	Years ended December 31,			2019-2018	2018-2017
	2019	2018	2017	Change %	Change %
Agency renewal written premiums	$1,312	$1,241	$1,156	6	7
Agency new business written premiums	158	165	161	(4)	2
Other written premiums	(35)	(28)	(23)	(25)	(22)
Net written premiums	1,435	1,378	1,294	4	6
Unearned premium change	(31)	(42)	(53)	26	21
Earned premiums	$1,404	$1,336	$1,241	5	8

Personal lines insurance is a strategic component of our overall relationship with most of our agencies and is an important component of our agencies’ relationships with their clients. We believe agents recommend our personal insurance products to their clients who seek to balance quality and price and who are attracted by our superior claims service and the benefits of our package approach. We also believe our continuing efforts to improve pricing precision are helping us attract and retain more of our agencies’ preferred business, while also obtaining higher rates for more thinly priced business. Our progress toward broader geographic diversification is reflected in part through premium growth trends. Personal lines earned premiums in our five highest volume states increased in aggregate by 1% in 2019, while premiums for the remaining states, including our newer areas of operation, increased 9% in aggregate.

The 6% increase in agency renewal written premiums in 2019 reflected various rate changes. We estimate that premium rates for our personal auto line of business increased at average percentages in the high-single-digit range during 2019, with some individual policies experiencing lower or higher rate changes based on enhanced pricing precision enabled by predictive models that consider characteristics of specific risks. For our homeowner line of business, we estimate that rate increases during 2019 averaged in the mid-single-digit range, higher than in 2018. Similar to our personal auto line of business, that average varied widely by state, and some individual policies experienced lower or higher rate changes based on pricing precision and current rate level indications that helped determine appropriate premium rates.

Personal lines new business written premiums decreased by $7 million, or 4%, during 2019, compared with 2018. The decrease reflected underwriting and pricing discipline, particularly in select states. Some of what we report as new business came from accounts that were not new to our agents. We believe our agents’ seasoned accounts tend to be priced more accurately than business that may be less familiar to them.

Other written premiums primarily consist of premiums that are ceded to reinsurers and lower our net written premiums. An increase in ceded premiums reduced net written premium growth by $6 million more in 2019, compared with 2018.

Cincinnati Financial Corporation - 2019 10-K - Page 78

Personal Lines Insurance Loss and Loss Expenses
Loss and loss expenses include both net paid losses and reserve changes for unpaid losses as well as the associated loss expenses. Most of the incurred losses and loss expenses shown in the personal lines insurance segment three-year highlights table are for the respective current accident years, with reserve development on prior accident years shown separately. Since approximately two-thirds of our personal lines current accident year incurred losses and loss expenses represent net paid amounts, the remaining one-third represents reserves for our estimate of ultimate losses and loss expenses. These reserves develop over time, and we re-estimate previously reported reserves as we learn more about the development of the related claims. The table below illustrates that development. For example, the 71.9% accident year 2018 loss and loss expense ratio reported as of December 31, 2018, developed favorably by 0.8 percentage points to 71.1% due to claims settling for less than previously estimated, or due to updated reserve estimates for unpaid claims, as of December 31, 2019. Accident year 2017 for the personal lines insurance segment developed unfavorably during 2018 and then developed favorably during 2019, as indicated by the progression over time for the ratios in the table.

(Dollars in millions)
Accident year loss and loss expenses incurred and ratios to earned premiums:
Accident year:	2019	2018	2017	2019	2018	2017
as of December 31, 2019	$1,012	$950	$937	72.1%	71.1%	75.5%
as of December 31, 2018		959	943		71.9	76.0
as of December 31, 2017			932			75.2

Catastrophe losses, as discussed in Consolidated Property Casualty Insurance Results, explain much of the movement in the current accident year loss and loss expense ratio for accident year 2019, compared with accident year 2018. Catastrophe losses added 9.7 percentage points in 2019, 9.1 points in 2018 and 11.2 points in 2017 to the respective personal lines current accident year loss and loss expense ratios in the table above. Personal lines catastrophe losses for 2019 resulted in a ratio lower than our 10.9% 10-year annual average for personal lines that included 22.8% for 2011. Personal lines catastrophe losses are inherently volatile, as discussed above and in Consolidated Property Casualty Insurance Results.

The 62.4% ratio for current accident year loss and loss expenses before catastrophe losses for 2019 improved 0.4 percentage points compared with the 62.8% accident year 2018 ratio measured as of December 31, 2018. The improvement was partially offset by a 0.8 percentage-point increase in the ratio for current accident year losses of $1 million or more per claim, shown in the table below, primarily due to higher amounts of large losses for our homeowner line of business. Other contributions included favorable effects from various initiatives, such as those to improve pricing precision and loss experience related to claims and loss control practices.

Personal lines loss and loss expense reserve development on prior accident years recognized in 2019 was favorable by $27 million, in aggregate, compared with $13 million of unfavorable reserve development in 2018. The 2019 net favorable reserve development included $26 million for our personal auto line of business, primarily for accident year 2018. In 2018, our homeowner line of business prior accident year net reserve development was unfavorable by $24 million and was partially offset by favorable reserve development for personal auto. Development by accident year and other trends for personal lines loss and loss expenses and the related ratios are further discussed in Liquidity and Capital Resources, Property Casualty Insurance Development of Estimated Reserves by Accident Year.

Cincinnati Financial Corporation - 2019 10-K - Page 79

Personal Lines Insurance Losses by Size

(Dollars in millions, net of reinsurance)	Years ended December 31,			2019-2018	2018-2017
	2019	2018	2017	Change %	Change %
Current accident year losses greater than $5,000,000	$—	$6	$6	(100)	0
Current accident year losses $1,000,000-$5,000,000	51	32	43	59	(26)
Large loss prior accident year reserve development	(1)	4	3	nm	33
Total large losses incurred	50	42	52	19	(19)
Losses incurred but not reported	17	38	(9)	(55)	nm
Other losses excluding catastrophe losses	662	650	629	2	3
Catastrophe losses	135	122	132	11	(8)
Total losses incurred	$864	$852	$804	1	6

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year losses greater than $5,000,000	0.0%	0.4%	0.5%	(0.4)	(0.1)
Current accident year losses $1,000,000-$5,000,000	3.6	2.4	3.4	1.2	(1.0)
Large loss prior accident year reserve development	(0.1)	0.4	0.3	(0.5)	0.1
Total large loss ratio	3.5	3.2	4.2	0.3	(1.0)
Losses incurred but not reported	1.2	2.8	(0.7)	(1.6)	3.5
Other losses excluding catastrophe losses	47.2	48.7	50.7	(1.5)	(2.0)
Catastrophe losses	9.6	9.1	10.6	0.5	(1.5)
Total loss ratio	61.5%	63.8%	64.8%	(2.3)	(1.0)

In 2019, personal lines total large losses incurred increased by $8 million, or 19%, net of reinsurance. The ratio for 2019 large losses as a percent of earned premiums increased 0.3 percentage points. The 2019 increases on both a dollar and ratio basis were primarily due to higher amounts for our homeowner line of business. In 2018, total large losses decreased, compared with 2017, largely due to lower amounts for personal umbrella claims related to auto accidents. Our analysis indicated no unexpected concentration of these losses and reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. We believe the inherent volatility of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the volatility in addition to general inflationary trends in loss costs.

Cincinnati Financial Corporation - 2019 10-K - Page 80

Personal Lines Insurance Underwriting Expenses

(Dollars in millions)	Years ended December 31,			2019-2018	2018-2017
	2019	2018	2017	Change %	Change %
Commission expenses	$259	$243	$223	7	9
Other underwriting expenses	156	146	137	7	7
Total underwriting expenses	$415	$389	$360	7	8
Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Commission expenses	18.5%	18.2%	18.0%	0.3	0.2
Other underwriting expenses	11.1	10.9	11.0	0.2	(0.1)
Total underwriting expense ratio	29.6%	29.1%	29.0%	0.5	0.1

Personal lines commission expense as a percent of earned premiums increased in 2019, compared with 2018, largely due to an increase in the ratio for profit-sharing commissions for agencies. The ratio for 2018 increased compared with 2017. In 2019, other underwriting expenses as a percent of earned premiums increased, compared with 2018, as strategic investments that include enhancement of underwriting expertise offset the favorable effects of higher earned premiums and ongoing expense management efforts. Other underwriting expenses as a percent of earned premiums in 2018 decreased slightly compared with 2017.

Personal Lines Insurance Outlook
A.M. Best indicates 2019 personal lines direct written premiums for the U.S. property casualty industry grew slightly less than 4%, based on industry data reported through the first nine months of 2019. Growth for our personal lines insurance segment direct written premiums in 2019 exceeded the industry by nearly one percentage point, and we believe it will likely be higher than industry projections for 2020. Drivers of our growth include rate increases, new state entry, accelerated pace of new agency appointments in recent years and increased focus on the high net worth personal lines market.

Our high net worth initiative, along with various other actions to improve performance in our personal lines insurance segment, is discussed in greater detail in Personal Lines Insurance Results and also in Item 1, Our Business and Our Strategy, Strategic Initiatives and Our Segments, Personal Lines Insurance Segment.

Cincinnati Financial Corporation - 2019 10-K - Page 81

Excess and Surplus Lines Insurance Results

Overview – Three-Year Highlights

(Dollars in millions)	Years ended December 31,			2019-2018	2018-2017
	2019	2018	2017	Change %	Change %
Earned premiums	$278	$234	$209	19	12
Fee revenues	2	1	1	100	0
Total revenues	280	235	210	19	12
Loss and loss expenses from:
Current accident year before catastrophe losses	152	126	113	21	12
Current accident year catastrophe losses	1	2	2	(50)	0
Prior accident years before catastrophe losses	(11)	(24)	(29)	54	17
Prior accident years catastrophe losses	—	—	—	0	0
Loss and loss expenses	142	104	86	37	21
Underwriting expenses	85	68	63	25	8
Underwriting profit	$53	$63	$61	(16)	3

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	54.6%	53.9%	54.0%	0.7	(0.1)
Current accident year catastrophe losses	0.4	1.1	1.1	(0.7)	0.0
Prior accident years before catastrophe losses	(4.1)	(10.6)	(13.6)	6.5	3.0
Prior accident years catastrophe losses	0.2	0.0	(0.1)	0.2	0.1
Loss and loss expenses	51.1	44.4	41.4	6.7	3.0
Underwriting expenses	30.4	29.1	29.7	1.3	(0.6)
Combined ratio	81.5%	73.5%	71.1%	8.0	2.4

Combined ratio:	81.5%	73.5%	71.1%	8.0	2.4
Contribution from catastrophe losses and prior years reserve development	(3.5)	(9.5)	(12.6)	6.0	3.1
Combined ratio before catastrophe losses and prior years reserve development	85.0%	83.0%	83.7%	2.0	(0.7)

Our excess and surplus lines insurance segment includes results of The Cincinnati Specialty Underwriters Insurance Company and CSU Producer Resources Inc. Performance highlights for this segment include:

•
Premiums – Earned premiums and net written premiums continued to grow during 2019, including an increase in new business written premiums and higher renewal written premiums that included average renewal estimated price increases in the low-single-digit range. New business written premiums grew 57% in 2019, reflecting opportunities to write larger policies and our additional marketing efforts.

•	Combined ratio – The combined ratio rose 8.0 percentage points in 2019, primarily due to less favorable reserve development on prior accident years.

Cincinnati Financial Corporation - 2019 10-K - Page 82

Excess and Surplus Lines Insurance Premiums

(Dollars in millions)	Years ended December 31,			2019-2018	2018-2017
	2019	2018	2017	Change %	Change %
Agency renewal written premiums	$209	$192	$162	9	19
Agency new business written premiums	110	70	68	57	3
Other written premiums	(16)	(13)	(11)	(23)	(18)
Net written premiums	303	249	219	22	14
Unearned premium change	(25)	(15)	(10)	(67)	(50)
Earned premiums	$278	$234	$209	19	12

The $17 million increase in 2019 renewal premiums reflected the opportunity to renew many policies for the first time as well as higher renewal pricing. Average renewal estimated price increases were in the low-single-digit range during 2019. We measure average changes in excess and surplus lines renewal pricing as the rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies.

New business written premiums rose $40 million, primarily due to more opportunities in the marketplace to write policies with annual premiums of $10,000 or more, plus higher premium rates and our additional marketing efforts. Other written premiums in 2019 reduced net written premium growth by $3 million more than in 2018. Other written premiums are primarily premiums that are ceded to reinsurers and lower our net written premiums.

Excess and Surplus Lines Loss and Loss Expenses
Loss and loss expenses include both net paid losses and reserve changes for unpaid losses, as well as the associated loss expenses. The majority of the total incurred losses and loss expenses shown above in the three-year highlights table are for the respective current accident years, with reserve development on prior accident years shown separately. Since less than 20% of our excess and surplus lines current accident year incurred losses and loss expenses represents net paid amounts, a large majority represents reserves for our estimate of unpaid losses and loss expenses. These reserves develop over time, and we update our estimates of previously reported reserves as we learn more about the development of the related claims. The table below illustrates that development. For example, the 55.0% accident year 2018 loss and loss expense ratio reported as of December 31, 2018, developed favorably by 2.6 percentage points to 52.4% due to claims settling for less than previously estimated, or due to updated reserve estimates for unpaid claims, as of December 31, 2019. Accident years 2018 and 2017 for this segment have both developed favorably, as indicated by the progression over time of the ratios in the table.

(Dollars in millions)
Accident year loss and loss expenses incurred and ratios to earned premiums:
Accident year:	2019	2018	2017	2019	2018	2017
as of December 31, 2019	$153	$122	$106	55.0%	52.4%	51.0%
as of December 31, 2018		128	107		55.0	51.3
as of December 31, 2017			115			55.1

Catastrophe losses, as discussed in Consolidated Property Casualty Insurance Results, explain some of the movement among components of the current accident year loss and loss expense ratio for accident year 2019, compared with 2018. Catastrophe losses added 0.4 percentage points in 2019, 1.1 percentage points in 2018 and 1.1 percentage points in 2017 to the respective excess and surplus lines current accident year loss and loss expense ratios in the table above.

The 54.6% ratio for current accident year loss and loss expenses before catastrophe losses for 2019 increased by 0.7 percentage points compared with the 53.9% accident year 2018 ratio measured as of December 31, 2018. The increase was driven by a 0.7 percentage-point increase in the ratio for current accident year losses of $1 million or more per claim, shown in the table below.

Cincinnati Financial Corporation - 2019 10-K - Page 83

Excess and surplus lines reserve development on prior accident years continued to net to a favorable amount in 2019 as $11 million was recognized, compared with $24 million in 2018. Approximately three-fourths of the 2019 favorable development was for accident years 2018, 2017 or 2016, in aggregate, and was primarily due to lower-than-anticipated loss emergence on known claims.

We believe the loss and loss expense reserves for our excess and surplus lines business are adequate. The amount of outstanding reserves for our excess and surplus lines operation can be seen in a table in Liquidity and Capital Resources, Property Casualty Loss and Loss Expense Obligations and Reserves. One indication of how long it takes for most of the outstanding reserves to be settled is to measure outstanding reserves by accident year at different points in time, using Item 8, Note 4 of the Consolidated Financial Statements. For example, for accident years 2013, 2012 and 2011, in aggregate, after subtracting cumulative paid amounts from incurred amounts at December 31, 2013, reserves for estimated unpaid losses, plus the portion of loss expenses known as ALAE, equaled $129 million. For those same accident years, at December 31, 2019, the reserve estimate for the remaining unpaid amount equaled $8 million. The inherent uncertainty in estimating reserves is discussed in Liquidity and Capital Resources, Property Casualty Insurance Loss and Loss Expense Obligations and Reserves. Development trends by accident year are further discussed in Property Casualty Insurance Development of Estimated Reserves by Accident Year.

Excess and Surplus Lines Insurance Losses by Size

(Dollars in millions, net of reinsurance)	Years ended December 31,			2019-2018	2018-2017
	2019	2018	2017	Change %	Change %
Current accident year losses greater than $5,000,000	$—	$—	$—	nm	nm
Current accident year losses $1,000,000-$5,000,000	7	4	3	75	33
Large loss prior accident year reserve development	2	—	1	nm	nm
Total large losses incurred	9	4	4	125	0
Losses incurred but not reported	7	8	2	(13)	300
Other losses excluding catastrophe losses	76	50	44	52	14
Catastrophe losses	2	2	2	0	0
Total losses incurred	$94	$64	$52	47	23

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year losses greater than $5,000,000	0.0%	0.0%	0.0%	0.0	0.0
Current accident year losses $1,000,000-$5,000,000	2.5	1.8	1.5	0.7	0.3
Large loss prior accident year reserve development	0.6	(0.1)	0.4	0.7	(0.5)
Total large loss ratio	3.1	1.7	1.9	1.4	(0.2)
Losses incurred but not reported	2.4	3.6	0.8	(1.2)	2.8
Other losses excluding catastrophe losses	27.7	21.1	21.6	6.6	(0.5)
Catastrophe losses	0.5	1.0	0.8	(0.5)	0.2
Total loss ratio	33.7%	27.4%	25.1%	6.3	2.3

In 2019, total large losses incurred of $9 million, net of reinsurance, more than doubled the amount in 2018. The ratio for 2019 large losses as a percent of earned premiums increased by 1.4 percentage points. That ratio for 2018 decreased by 0.2 points, compared with 2017. Our analysis indicated no unexpected concentration of these losses and reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. We believe the inherent volatility of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the volatility in addition to general inflationary trends in loss costs.

Cincinnati Financial Corporation - 2019 10-K - Page 84

Excess and Surplus Lines Insurance Underwriting Expenses

(Dollars in millions)	Years ended December 31,			2019-2018	2018-2017
	2019	2018	2017	Change %	Change %
Commission expenses	$53	$45	$41	18	10
Other underwriting expenses	32	23	22	39	5
Total underwriting expenses	$85	$68	$63	25	8
Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Commission expenses	18.9%	19.3%	19.2%	(0.4)	0.1
Other underwriting expenses	11.5	9.8	10.5	1.7	(0.7)
Total underwriting expenses ratio	30.4%	29.1%	29.7%	1.3	(0.6)

Excess and surplus lines commission expense as a percent of earned premiums for 2019 decreased compared with 2018, largely due to a decrease in the ratio for profit-sharing commissions for agencies. The ratio for other underwriting expenses increased in 2019, primarily due to higher internal expense allocations that offset higher earned premiums and ongoing expense management efforts. In 2018, the ratio decreased, reflecting higher earned premiums and ongoing expense management efforts.

Excess and Surplus Lines Outlook
The excess and surplus lines market is expected to see the magnitude of rate increases rise slightly for risks that are casualty-driven. For property risks involving catastrophe exposures, premium rates in the foreseeable future are expected to be firm. New business opportunities, including those on larger accounts, are expected to increase as standard market insurance companies continue to re-underwrite business they previously took from the excess and surplus lines market and as larger excess and surplus lines companies re-underwrite their business with an emphasis on underwriting profitability. Firming is expected to continue for specific classes of business where loss costs are exceeding rates, such as habitational for property and general liability coverages, liquor liability for general liability coverages and hired and non-owned for general liability coverages.

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

Cincinnati Financial Corporation - 2019 10-K - Page 85

Life Insurance Results

Overview – Three-Year Highlights

(Dollars in millions)	Years ended December 31,			2019-2018	2018-2017
	2019	2018	2017	Change %	Change %
Earned premiums	$270	$250	$232	8	8
Fee revenues	4	4	5	0	(20)
Total revenues	274	254	237	8	7
Contract holders' benefits incurred	286	267	252	7	6
Investment interest credited to contract holders	(99)	(96)	(93)	(3)	(3)
Underwriting expenses incurred	86	75	79	15	(5)
Total benefits and expenses	273	246	238	11	3
Life insurance segment profit (loss)	$1	$8	$(1)	(88)	nm

Performance highlights for the life insurance segment include:

•
Revenues – Earned premiums rose 8% for the year 2019, as shown in the table below that includes details by major line of business. Our largest life insurance product line, term life insurance, rose 8%. Net in-force policy face amounts rose 6% to $69.984 billion at year-end 2019 from $66.142 billion at year-end 2018 and $61.177 billion at year-end 2017.

•
Profitability – The life insurance segment frequently reports only a small profit or loss because most of its investment income is included in the investments segment results. We include only investment income credited to contract holders (interest assumed in life insurance policy reserve calculations) in life insurance segment results. The segment reported a $1 million profit in 2019, following profit of $8 million in 2018 and a loss of $1 million in 2017. It has averaged an annual profit of $1 million over the past five years.

Earned premiums rose $20 million in 2019, primarily due to growth in our term life insurance business, as shown in the table below. Growth in 2018 was also primarily due to term life insurance.

(Dollars in millions)	Years ended December 31,			2019-2018	2018-2017
	2019	2018	2017	Change %	Change %
Term life insurance	$186	$172	$158	8	9
Universal life insurance	39	37	38	5	(3)
Other life insurance and annuity products	45	41	36	10	14
Net earned premiums	$270	$250	$232	8	8

We market term, whole and universal life products and fixed annuities. In addition, we offer term and whole life insurance to employees at their worksite. These products provide our property casualty agency force with excellent cross-serving opportunities for both commercial and personal accounts.

Over the past several years, we have worked to maintain a portfolio of simple, yet competitive, products. Our product development efforts emphasize death benefit protection and guarantees. Distribution expansion within our property casualty insurance agencies remains a high priority. Our 35 life field marketing representatives work in partnership with our 144 property casualty field marketing representatives. Approximately 55% of our term and other life insurance product premiums were generated through our property casualty insurance agency relationships.

Cincinnati Financial Corporation - 2019 10-K - Page 86

Life insurance segment expenses consist principally of:

•
Contract holders’ benefits incurred, related to traditional life and interest-sensitive products, accounted for 76.9% of 2019 total benefits and expenses compared with 78.1% in 2018 and 76.1% in 2017. Total contract holders’ benefits increased as net death claims were higher in 2019, compared with 2018. Net death claims increased in 2019 and were above our mortality projections while remaining within our range of pricing expectations.

•
Underwriting expenses incurred, net of deferred acquisition costs, accounted for 23.1% of 2019 total benefits and expenses compared with 21.9% in 2018 and 23.9% in 2017. Expenses in 2019 increased 15%, compared with 8% growth in earned premiums. Expenses in 2018 decreased 5%, compared with 8% growth in earned premiums. In 2019, unlocking of interest rate and other actuarial assumptions decreased the amount of expenses deferred to future periods, increasing underwriting expenses. In 2018, unlocking of interest rate and other actuarial assumptions increased the amount of expenses deferred to future periods, decreasing underwriting expenses.

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

We recognize that assets under management, capital appreciation and investment income are integral to evaluation of the success of the life insurance segment because of the long duration of life products. On a basis that includes investment income and investment gains or losses from life insurance-related invested assets, our life insurance subsidiary reported net income of $39 million in 2019, compared with net income of $48 million in 2018 and $155 million in 2017. Net income in 2017 included a nonrecurring item, a $111 million benefit from net deferred income tax liability revaluation due to U.S. tax reform. The life insurance subsidiary portfolio had after-tax net investment losses of $4 million in 2019 and $4 million in 2018 and an after-tax net investment gain of $4 million in 2017. Investment gains and losses are discussed under Investments Results. We exclude most of our life insurance company investment income from investments segment results.

Cincinnati Financial Corporation - 2019 10-K - Page 87

Life Insurance Outlook
We maintain a positive outlook on the life insurance market. The opportunities to cross-serve our property casualty agencies continue to expand in parallel with that segment’s impressive growth. Our model, which emphasizes personal service and relationships, is becoming more and more valued as so many of our competitors shift their attention to distribution models that cut the agent out of the transaction.

Our innovation efforts and teamwork across departments continue to uncover new ways for us to increase sales by presenting our agents with unique opportunities to provide financial protection products to their best customers. We are also using innovation teams to help improve our worksite capabilities as we continue to see excellent growth in the voluntary benefit space.

The persistently low interest rate environment presents a challenge to all life companies. We are better positioned than most due to our focus on term insurance, a line that is not as sensitive to interest rates.

Regulatory action on best interest standards and genetic testing information could lead to a need to increase rates to cover additional expenses and potential anti-selection. We are keeping an eye on these and other matters but remain confident that the state-based regulatory system is preferable to federal oversight.

Principle-based reserves had a positive impact on our statutory operating results, and we expect this to continue into 2020 and beyond. Such results will allow us more options with respect to capital management.

Cincinnati Financial Corporation - 2019 10-K - Page 88

Investments Results

Overview – Three-Year Highlights

Investments Results

(Dollars in millions)	Years ended December 31,			2019-2018	2018-2017
	2019	2018	2017	Change %	Change %
Total investment income, net of expenses	$646	$619	$609	4	2
Investment interest credited to contract holders'	(99)	(96)	(93)	(3)	(3)
Investment gains and losses, net	1,650	(402)	148	nm	nm
Investments profit, pretax	$2,197	$121	$664	nm	(82)

The investments segment contributes investment income and investments gains and losses to results of operations. Investment income is generally our primary source of pretax and after-tax profits.

•
Investment income – Pretax investment income grew $27 million, or 4%, in 2019, primarily due to an increase from dividends. Dividend income reflected rising dividend rates and net purchases of equity securities from available funds. Interest income increased by $1 million in 2019, compared with 2018, as net purchases of fixed-maturity securities offset the continuing effects on bond yields of the low interest rate environment. Pretax investment income rose 2% in 2018, primarily due to an increase in dividend income. Average yields in the investment income table below are based on the average invested asset and cash amounts indicated in the table using fixed-maturity securities valued at amortized cost and all other securities at fair value.

•
Investment gains and losses – We reported an investment gain in 2019, primarily due to favorable changes in fair values of equity securities even though we continue to hold the securities or as otherwise required by GAAP. For 2018, we reported an investment loss, primarily due to unfavorable changes in fair values of equity securities we continued to hold. For 2017, we reported an investment gain largely due to investment sales that were discretionary in timing and amount. Those gains were reduced by other-than-temporary impairment (OTTI) charges.

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

The table below shows total return based on assumptions that simplify cash flow timing that is commonly used in total return measures. This simplified calculation uses data shown in our consolidated financial statements or notes to those statements. Added to invested asset amounts from our consolidated balance sheets are 50% of annual amounts pertaining to invested asset categories included in net cash used in investing activities from our consolidated statements of cash flows. The cash flow amounts are reduced by net gains from investment portfolio securities sales or called bonds, with the net result reduced by 50% to represent estimated new cash invested during each respective year. All new cash is assumed to be invested at the midpoint of the year.

Cincinnati Financial Corporation - 2019 10-K - Page 89

Total investment return of 16.6% in 2019 was significantly more than in 2018. The 2019 contribution from the investment income component was enhanced by the net favorable effect of the investment gains and losses components. Comparing contributions for 2019 with 2018, investment income rose $27 million, investment gains increased by $2.052 billion and the invested assets net change in unrealized gains and losses increased by $883 million. The base component of the return calculation, annual average invested assets, was down 1% in 2019. For 2018 compared with 2017, total investment return decreased by 11.2 percentage points, reflecting net unfavorable effect of the investment gains and losses. The base component of the return calculation, annual average invested assets, increased 9% in 2018.

(Dollars in millions)	Years ended December 31,			2019-2018	2018-2017
	2019	2018	2017	Change %	Change %
Invested assets beginning balance:
Fixed maturities	$10,689	$10,699	$10,085	0	6
Equity securities	5,920	6,249	5,334	(5)	17
Other invested assets	123	103	81	19	27
Invested assets beginning balance	16,732	17,051	15,500	(2)	10
Average acquisitions (dispositions), net	343	215	341	60	(37)
Annual average invested assets	$17,075	$17,266	$15,841	(1)	9

Total investment return:
Investment income, net of expenses	$646	$619	$609	4	2
Investment gains and losses, net	1,650	(402)	148	nm	nm
Total invested assets change in unrealized gains and losses	544	(339)	913	nm	nm
Total	$2,840	$(122)	$1,670	nm	nm

Total return on invested assets, pretax	16.6%	(0.7)%	10.5%

Cincinnati Financial Corporation - 2019 10-K - Page 90

Investment Income
The primary drivers of investment income are highlighted below, followed by investments results additional details.

•
Interest income of $446 million in 2019 increased by $1 million, compared with 2018. The average fixed-maturity pretax yield declined by approximately 15 basis points but was offset by a larger average fixed-maturity portfolio that rose 4% on an amortized cost basis. Interest income in 2018 matched 2017 when that yield declined by approximately 17 basis points while the portfolio rose 4% on an amortized cost basis.

•
Dividend income rose $20 million, or 11%, in 2019, after rising 6% in 2018. Increases in dividend payment rates for most of the holdings in our common stock portfolio during both 2019 and 2018 drove the increases in dividend income. An increase in funds invested in that portfolio during both 2019 and 2018 also favorably affected dividend income.

(Dollars in millions)	Years ended December 31,			2019-2018	2018-2017
	2019	2018	2017	Change %	Change %
Investment income:
Interest	$446	$445	$445	0	0
Dividends	201	181	170	11	6
Other	12	5	4	140	25
Less investment expenses	13	12	10	8	20
Investment income, pretax	646	619	609	4	2
Less income taxes	101	95	142	6	(33)
Total investment income, after-tax	$545	$524	$467	4	12

Investment returns:
Average invested assets plus cash and cash equivalents	$18,697	$17,397	$16,657
Average yield pretax	3.46%	3.56%	3.66%
Average yield after-tax	2.91	3.01	2.80
Effective tax rate	15.6	15.4	23.4

Fixed-maturity returns:
Average amortized cost	$10,876	$10,479	$10,057
Average yield pretax	4.10%	4.25%	4.42%
Average yield after-tax	3.42	3.55	3.24
Effective tax rate	16.6	16.4	26.7

Cincinnati Financial Corporation - 2019 10-K - Page 91

In 2019, we continued to invest available cash flow in both fixed income and equity securities in a manner that we believe balances current income needs with longer-term invested asset growth goals. While our bond portfolio more than covers our insurance reserve liabilities, we believe our diversified common stock portfolio of mainly blue chip, dividend-paying companies represents one of our best investment opportunities for the long term. We position our portfolio with consideration to both the challenges presented by the current low interest rate environment and the risks presented by potential future inflation. As bonds in our generally laddered portfolio mature or are called over the near term, we will be challenged to replace their current yield. The table below summarizes pretax yield to amortized costs excluding any book value adjustments due to impairment for bonds in our fixed-maturity portfolio by various maturity periods.

At December 31, 2019	% Yield	Principal redemptions
Fixed-maturity yield profile:
Expected to mature during 2020	4.28%	$419
Expected to mature during 2021	4.28	949
Expected to mature during 2022	4.15	929
Average yield and total expected redemptions from 2020 through 2022	4.23	$2,297

The average pretax yield of 4.14% for fixed-maturity securities acquired during 2019, shown in the table below, was higher than the 4.10% average yield-to-amortized cost of the fixed-maturity securities portfolio at the end of 2019.

	Years ended December 31,
	2019	2018
Average pretax yield-to-amortized cost on new fixed-maturities:
Acquired taxable fixed-maturities	4.31%	4.48%
Acquired tax-exempt fixed-maturities	3.31	3.69
Average total fixed-maturities acquired	4.14	4.38

We discussed our portfolio strategies in Item 1, Investments Segment. We discuss risks related to our investment income and our fixed-maturity and equity investment portfolios in Item 7a, Quantitative and Qualitative Disclosures About Market Risk.

Cincinnati Financial Corporation - 2019 10-K - Page 92

Total Investment Gains and Losses
Investment gains and losses are recognized on the sales of investments, for certain changes in fair values of securities even though we continue to hold the securities or as otherwise required by GAAP. New accounting requirements adopted in 2018 resulted in reporting, through net income, the change in fair value for equity securities still held, as disclosed in Note 1, Summary of Significant Accounting Policies. Total investment gains and losses included $1.626 billion of gains in 2019, from the recognition of fair value changes of equity securities still held that prior to 2018 would have been reported in other comprehensive income instead of net income. Change in unrealized gains or losses for fixed-maturity securities are included as a component of other comprehensive income (OCI). Accounting requirements for OTTI charges for the fixed-maturity portfolio are disclosed in Item 8, Note 1, Summary of Significant Accounting Policies. The factors we consider when evaluating impairments are also discussed in Critical Accounting Estimates, Asset Impairment.

The timing of gains or losses from sales can have a material effect on results in any given period. However, such gains or losses usually have little, if any, effect on total shareholders’ equity because most equity and fixed-maturity investments are carried at fair value.

As appropriate, we buy, hold or sell both fixed-maturity and equity securities on an ongoing basis to help achieve our portfolio objectives. We generally purchase fixed-maturity securities with the intention to hold until maturity. If they no longer meet our investment criteria, they are divested. Sales of fixed-maturity securities are usually due to a change in credit fundamentals. Pretax total investment gains in 2019 were largely due to favorable changes in fair values of equity securities even though we continue to hold the securities. In 2018, total investment losses reflected unfavorable changes in fair values of fixed-maturity and equity securities we continued to hold, and total gains in 2017 were largely due to rising fair values or sales of equity holdings. Additional information about investment gains or losses is included in Item 8, Note 2 of the Consolidated Financial Statements.

The table below summarizes total investment gains and losses, before taxes.

(Dollars in millions)	Years ended December 31,
	2019	2018	2017
Investment gains and losses
Equity securities:
Investment gains and losses on securities sold, net	$26	$9	$—
Unrealized gains and losses on securities still held, net	1,626	(404)	—
Gross realized gains	—	—	195
Gross realized losses	—	—	(72)
Other-than-temporary impairments	—	—	(3)
Subtotal	1,652	(395)	120
Fixed maturities:
Gross realized gains	13	12	25
Gross realized losses	(3)	(2)	—
Other-than-temporary impairments	(9)	(5)	(6)
Subtotal	$1	$5	$19
Other	(3)	(12)	9
Total investment gains and losses reported in net income	1,650	(402)	148
Change in unrealized investment gains and losses
Fixed maturities	544	(339)	99
Equity securities	—	—	816
Total unrealized investment gains and losses reported in OCI	544	(339)	915
Total	$2,194	$(741)	$1,063

Cincinnati Financial Corporation - 2019 10-K - Page 93

OTTI charges from the investment portfolio by the asset classes we described in Item 1, Our Segments, Investments Segment, are summarized below:

(Dollars in millions)	Years ended December 31,
	2019	2018	2017
Taxable fixed maturities:
Impairment amount	$9	$5	$6
New amortized cost	$20	$8	$—
Percent to total amortized cost owned	—%	—%	—%
Number of securities other-than-temporarily impaired	3	1	1
Percent to number of securities owned	—%	—%	—%

Common equities:
Impairment amount	$—	$—	$3
New cost	$—	$—	$19
Percent to total cost owned	—%	—%	1%
Number of securities other-than-temporarily impaired	—	—	5
Percent to number of securities owned	—%	—%	7%

Totals:
Impairment amount	$9	$5	$9
New cost or amortized cost	$20	$8	$19
Percent to total cost or amortized cost owned	—%	—%	—%
Number of securities other-than-temporarily impaired	3	1	6
Percent to number of securities owned	—%	—%	—%

OTTI charges from the investment portfolio by industry are summarized as follows:

(Dollars in millions)	Years ended December 31,
	2019	2018	2017
Fixed maturities:
Energy	$6	$5	$—
Banks	—	—	6
Real estate	3	—	—
Total fixed maturities	9	5	6

Common equities:
Energy	—	—	3
Total common equities	—	—	3

Total	$9	$5	$9

Cincinnati Financial Corporation - 2019 10-K - Page 94

Investments Outlook
In a reversal of the prior year, bond prices rallied in 2019 as treasury yields contracted and corporate credit spreads narrowed considerably. While redemptions of higher coupon bonds purchased during and shortly after the financial crisis have slowed, the decline in available new money rates will provide a challenge to grow interest income.

We continue to focus on portfolio strategies to balance near-term income generation and long-term book value growth. In 2020, we expect to continue to allocate a portion of cash available for investment to equity securities, taking into consideration corporate liquidity and income requirements, as well as insurance department regulations and rating agency comments. We discuss our portfolio strategies in Item 1, Our Segments, Investments Segment.

We believe that an interruption of the long and slow economic expansion we have experienced could pressure securities prices and could potentially lead to additional OTTI charges. Our asset impairment committee continues to monitor the investment portfolio. The current asset impairment policy is described in Critical Accounting Estimates, Asset Impairment.

Cincinnati Financial Corporation - 2019 10-K - Page 95

Other
Total revenues in 2019 for our Other operations increased, compared with 2018, primarily due to earned premiums of Cincinnati Re and Cincinnati Global. Other also includes noninvestment operations of the parent company and its commercial leasing and financial services subsidiary, CFC Investment Company. Total expenses for Other also increased in 2019, primarily due to losses and loss expenses and underwriting expenses from Cincinnati Re and Cincinnati Global.

Other loss in the table below represents losses before income taxes. For each year shown, Other loss was largely driven by interest expense from debt of the parent company. Net results for the combination of Cincinnati Re and Cincinnati Global were an underwriting profit of approximately $39 million in 2019, following underwriting losses for Cincinnati Re of approximately $8 million in 2018 and $20 million in 2017, reflecting significant amounts of natural catastrophe losses.

(Dollars in millions)	Years ended December 31,			2019-2018	2018-2017
	2019	2018	2017	Change %	Change %
Interest and fees on loans and leases	$5	$4	$4	25	0
Earned premiums	333	132	107	152	23
Other revenues	4	1	1	300	0
Total revenues	342	137	112	150	22
Interest expense	53	53	53	0	0
Loss and loss expenses	195	98	92	99	7
Underwriting expenses	99	42	35	136	20
Operating expenses	23	16	13	44	23
Total expenses	370	209	193	77	8
Other loss	$(28)	$(72)	$(81)	61	11

Cincinnati Financial Corporation - 2019 10-K - Page 96

Taxes
We had a $475 million income tax expense in 2019 compared with a $36 million income tax benefit in 2018 and $315 million of income tax benefit in 2017. Our corporate effective tax rate for 2019 was 19.2% compared with negative 14.3% in 2018 and negative 43.2% in 2017.

The change in our effective tax rate between periods were due to changes in our net investment gains and losses, changes in our underwriting income as well as changes in investment income. As a result of adoption of ASU 2016-01, effective January 1, 2018, the change in our 2018 effective tax rate was impacted due to large net unrealized losses included in 2018 income versus only net realized gains included in income for the prior-year periods. In addition, our change in the 2018 effective tax rate included a reduction by 19.9% as a result of Internal Revenue Service (IRS) approved changes to our tax accounting methods, primarily related to the valuation of our tax basis unpaid losses. The change in our 2017 effective tax rate is largely driven by the significant non-recurring income tax benefit recorded as a result of the enactment of the Tax Cuts and Jobs Act (Tax Act) on December 22, 2017. The effective tax rate for that year was reduced as a result of the revaluation of our net deferred tax liability to account for the decrease in the federal tax rate from 35% to 21%.

Historically, we have pursued a strategy of investing some portion of cash flow in tax-advantaged, fixed-maturity and equity securities to minimize our overall tax liability and maximize after-tax earnings. See Item 1, Our Segments, Fixed-Maturity Security Investments, for further discussion on municipal bond purchases in our fixed-maturity investment portfolio. For tax years 2017 and earlier, for our property casualty insurance subsidiaries, approximately 85% of interest from tax-advantaged fixed-maturity investments and approximately 60% of dividends from qualified equities were exempt from federal tax after applying proration from the 1986 Tax Reform Act. Our noninsurance companies own an immaterial amount of tax-advantaged, fixed-maturity investments. For our noninsurance companies, the dividend received deduction exempted 70% of dividends from qualified equities. Our life insurance company does not own tax-advantaged, fixed maturity investments or equities subject to the dividend received deduction.

The Tax Act, which took effect on January 1, 2018, lowered the U.S. corporate income tax rate from a top marginal rate of 35% to a flat rate of 21% and changed the amount of dividends received deduction and proration. For tax years after 2017, for our property casualty insurance subsidiaries, approximately 75% of interest from tax-advantaged, fixed-maturity investments and approximately 40% of dividends from qualified equities are exempt from federal tax after applying proration. For our noninsurance companies, the dividend received deduction exempts 50% of dividends from qualified equities.

Our effective tax rate reconciliation is found in Item 8, Note 11 of the Consolidated Financial Statements.

Cincinnati Financial Corporation - 2019 10-K - Page 97

Liquidity and Capital Resources
We seek to maintain prudent levels of liquidity and financial strength for the protection of our policyholders, creditors and shareholders. We manage liquidity at two levels to meet the short- and long-term cash requirements of business obligations and growth needs. The first is the liquidity of the parent company. The second is the liquidity of our lead insurance subsidiary. Management of liquidity at both levels is essential because each has different funding needs and sources, and each is subject to certain regulatory guidelines and requirements.

Parent Company Liquidity
At December 31, 2019, the parent company had $3.315 billion in cash and marketable securities, providing strong liquidity to fund cash outflows, as needed. The payment of dividends to shareholders is largely based upon receiving subsidiary dividends. Alternatively, we could sell investments or use our line of credit to support the dividend payment.

The parent company’s primary sources of cash inflows are dividends from our lead insurance subsidiary, investment income and sale proceeds from investments. The parent company’s cash outflows are primarily interest and principal payments on long- and short-term debt, dividends to shareholders, common stock repurchases and general operating expenses. The table below shows a summary, by the direct cash flow method, of the major sources and uses of cash flow of the parent company.

(Dollars in millions)	Years ended December 31,
	2019	2018	2017
Sources of liquidity:
Insurance subsidiary dividends received	$625	$500	$465
Investment income received	75	65	62
Proceeds from stock options exercised	11	9	13
Uses of liquidity:
Shareholders' dividend payments	$355	$336	$400
Share repurchases	67	125	92
Debt interest payments	52	52	52
Pension contribution	—	15	12

Dividends received from the lead subsidiary in 2019 were $125 million more than in 2018, supported by strong property casualty insurance net cash flow from operating activities. We expect 2020 parent company sources of cash flow to be similar to 2019. Use of liquidity for share repurchases are discretionary depending on cash availability and capital management decisions. The majority of expenditures for the parent company have been consistent during the last three years, and we expect future expenditures to remain stable.

Cincinnati Financial Corporation - 2019 10-K - Page 98

Insurance Subsidiary Liquidity
The parent company’s lead insurance subsidiary is largely the operations of the property casualty segments. The primary sources of cash inflows are collection of premiums, investment income, maturity of fixed-income securities and sale proceeds from investments. Property casualty insurance premiums generally are received before losses are paid under the policies purchased with those premiums. Cash outflows are primarily loss and loss expenses, commissions, salaries, taxes, operating expenses and investment purchases. Over the three-year period ended December 31, 2019, premium receipts and investment income have been more than sufficient to pay claims and operating expenses. Excess cash flows were partially used to pay dividends to the parent company. We are not aware of any known trends that would materially change historical cash flow results other than fluctuations in catastrophe claims and other large losses either individually or in aggregate.

The table below shows a summary of operating cash flow for property casualty insurance (direct method). Historically, annual variation in operating cash flow has been largely related to changes in amounts of catastrophe losses.

(Dollars in millions)	Years ended December 31,
	2019	2018	2017
Premiums collected	$5,495	$5,028	$4,846
Loss and loss expenses paid	(3,260)	(2,847)	(2,843)
Commissions and other underwriting expenses paid	(1,639)	(1,549)	(1,471)
Cash flow from underwriting	596	632	532
Investment income received	451	428	411
Cash flow from operations	$1,047	$1,060	$943

Other Sources of Liquidity
Cash in excess of operating requirements is invested in fixed-maturity and equity securities. Cash generated from investment income provides an important investment contribution to cash flow and liquidity. The sale of investments could provide an additional source of liquidity at either the parent company or insurance subsidiary level, if required. In addition to possible sales of investments, proceeds of call or maturities of fixed-maturity securities also can provide liquidity. During the five-year period beginning in 2020, fair value of $3.761 billion, or 32.1%, of our fixed-maturity portfolio is scheduled to mature. At December 31, 2019, we had $7.518 billion of common stock securities, with $3.068 billion, or 40.8%, held by the parent company.

Financial resources of the parent company also could be made available to our insurance subsidiaries, if circumstances required it. This flexibility would include our ability to access the capital markets and short-term bank borrowings. We generally have minimized our reliance on debt financing, although we may use the line of credit to fund short-term cash needs.

Cincinnati Financial Corporation - 2019 10-K - Page 99

Long-Term Debt
We provide details of our three long-term notes in Item 8, Note 8 of the Consolidated Financial Statements. None of the notes are encumbered by rating triggers. The total principal amount of our long-term debt at December 31, 2019, was $793 million and included:

•	$28 million aggregate principal amount of 6.900% senior debentures due 2028.

•	$391 million aggregate principal amount of 6.920% senior debentures due 2028.

•	$374 million aggregate principal amount of 6.125% senior debentures due 2034.

The company’s senior debt is rated investment grade by four independent rating agencies. None of the rating agencies made changes to our debt ratings in 2019. On January 30, 2020, A.M. Best upgraded our debt rating from a- to a. At February 24, 2020, our debt ratings from the other rating agencies were: A- from Fitch, A3 from Moody’s and BBB+ from S&P.

Note Payable
At December 31, 2019, we had a $300 million line of credit with commercial banks, with $39 million borrowed. The amount borrowed was $32 million at December 31, 2018, and during 2019 we borrowed a net $7 million as part of routine cash management. That unsecured revolving line of credit has an accordion feature giving us the option to double the $300 million amount, under the same terms and conditions. Terms and conditions of the agreement include a debt-to-total capital maximum of 35% and the agreement has no net worth covenant. It was due to expire on February 4, 2024, with the option of two one-year extensions. On December 6, 2019, we exercised our option to extend the term of the line of credit one year to February 4, 2025.

At year-end 2019, we were in compliance with all covenants under the credit agreement and believe we will remain in compliance. The credit agreement provides alternative interest charges based on the type of borrowing and our debt rating. The interest rate charged is adjusted LIBOR plus an applicable margin. The agreement contains successor LIBOR rate language, which will require an amendment to reflect the new replacement rate. We could be impacted to the extent the replacement rate differs materially from the LIBOR rate.

Capital Resources
Capital resources consisting of shareholders’ equity and total debt represent our overall financial strength to support current obligations and growth in our insurance businesses. At December 31, 2019, we had total capital of $10.691 billion. Shareholders’ equity was $9.864 billion, an increase of $2.031 billion, or 26%, from the prior year. Our total debt was $827 million, up $7 million from a year ago. We seek to maintain a solid financial position and provide capital flexibility by keeping our ratio of debt to total capital moderate. At year-end 2019, the ratio was 7.7%, compared with 9.5% at year-end 2018.

At times we enter into letter of credit agreements to support our Cincinnati Re and Cincinnati Global operations. We have an unsecured letter of credit agreement to provide a portion of the capital needed to support Cincinnati Global's obligations at Lloyd's. The amount of this unsecured letter of credit agreement was $131 million with no amounts drawn at December 31, 2019.

At the discretion of the board of directors, the company can return capital directly to shareholders as discussed below.

•
Dividends to shareholders – The ability of our company to continue paying cash dividends is subject to factors the board of directors deem relevant. While the board and management believe there is merit to sustaining the company’s long record of dividend increases, our first priority is the company’s financial strength. Over the past 10 years, the company has paid an average of 69% of net income as dividends. Through 2019, the board had increased our cash dividend for 59 consecutive years. The board's decision in January 2020 to increase the dividend demonstrated confidence in the company’s strong capital, liquidity, financial flexibility and initiatives to grow earnings.

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

Cincinnati Financial Corporation - 2019 10-K - Page 100

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

Contractual Obligations
At December 31, 2019, we estimated our future contractual obligations as follows:

(Dollars in millions)	Year	Years	Years	There-
Payment due by period	2020	2021-2022	2023-2024	after	Total
Gross property casualty loss and loss expense payments	$2,144	$2,172	$826	$946	$6,088
Gross life policyholder obligations	78	108	129	5,111	5,426
Interest on long-term debt	52	104	104	319	579
Long-term debt	—	—	—	793	793
Short-term debt	39	—	—	—	39
Profit-sharing commissions	152	—	—	—	152
Finance lease obligations	14	18	9	1	42
Operating lease obligations	5	4	3	3	15
Other liabilities	128	18	7	8	161
Total	$2,612	$2,424	$1,078	$7,181	$13,295

Other Commitments
At December 31, 2019, we believe our most significant other commitments were:

•	Commissions – We expect commission payments to generally track with written premiums.

•	Other operating expenses – Many of our operating expenses are not contractual obligations but reflect the ongoing expenses of our business.

•	Other invested assets – We expect to fund approximately $108 million for our private equity and real estate investments over the next several years.

•
Funds at Lloyd's – From time to time, we may be required to meet certain cash funding requirements on behalf of Cincinnati Global. During 2019, the parent company deposited $67 million with Lloyd's to meet these funding requirements.

Liquidity and Capital Resources Outlook
At December 31, 2019, we had $767 million in cash and cash equivalents. During 2020, our lead insurance subsidiary may pay $562 million in dividends to our parent company without regulatory approval. That strong liquidity and our consistent cash flows give us the flexibility to meet current obligations and commitments while building value by prudently investing where we see potential for both current income and long-term return. Our cash and cash equivalents provide adequate financial cushion when short-term operating results do not meet our objectives.

A long-term perspective governs our liquidity and capital resources decisions, with the goal of benefiting our policyholders, agents, shareholders and associates over time. Our underwriting philosophy and initiatives can drive performance to achieve our underwriting profitability target of a GAAP combined ratio over any five-year period that consistently averages within the range of 95% to 100%. Our GAAP combined ratio averaged 94.7% over the five-year period 2015 through 2019, resulting in strong underwriting profits.

Cincinnati Financial Corporation - 2019 10-K - Page 101

In any year, we consider the most likely source of pressure on liquidity would be an unusually high level of catastrophe loss payments within a short period of time. There could be additional obligations for our insurance operations due to increasing severity or frequency of noncatastrophe claims. To address the risk of unusually large insurance loss obligations, including catastrophe events, we maintain property casualty reinsurance contracts with highly rated reinsurers, as discussed under 2020 Reinsurance Ceded Programs. We also monitor the financial condition of our reinsurers because their insolvency could jeopardize a portion of our $610 million reinsurance recoverable asset at December 31, 2019. Parent-company liquidity could also be constrained by Ohio regulatory requirements that restrict the dividends insurance subsidiaries can pay.

Economic weakness also has the potential to affect our liquidity and capital resources in a number of different ways, including delinquent payments from agencies, defaults on interest payments by fixed-maturity holdings in our portfolio, dividend reductions by holdings in our equity portfolio or declines in the market value of holdings in our portfolio.

LIBOR Discontinuation
We are currently in the process of identifying our population of contracts that contain a LIBOR reference to determine our exposure. Our identification to date is primarily related to our line of credit, an unsecured letter of credit agreement to provide a portion of the capital needed to support obligations at Lloyd's, investments in floating rate securities and late fee provisions. We will continue to work with counterparties to assess alternative rates for each contract identified.

Off-Balance-Sheet Arrangements
We do not use any special-purpose financing vehicles or have any undisclosed off-balance-sheet arrangements (as that term is defined in applicable SEC rules) that are reasonably likely to have a current or future material effect on the company’s financial condition, results of operation, liquidity, capital expenditures or capital resources.

Property Casualty Loss and Loss Expense Obligations and Reserves
Our estimate of future gross property casualty loss and loss expense payments of $6.088 billion is lower than loss and loss expense reserves of $6.147 billion reported on our balance sheet at December 31, 2019. The $59 million difference is due to certain life and health loss reserves. Reserving practices are discussed in Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves.

For the business lines in the commercial and personal lines insurance segments, and in total for the excess and surplus lines insurance segment and for other parts of our property casualty insurance operations, the following table details gross reserves among case, IBNR and loss expense reserves, net of salvage and subrogation. The $442 million increase in total gross reserves was primarily due to a $240 million increase in case loss reserves and a $155 million increase in IBNR loss reserves. Cincinnati Global, acquired during 2019, represented $228 million of the increase in total gross reserves at year-end 2019, while our commercial property line of business increased by $81 million, our excess and surplus lines business increased by $53 million, and Cincinnati Re increased by $50 million.

Cincinnati Financial Corporation - 2019 10-K - Page 102

Property Casualty Gross Loss and Loss Expense Reserves

(Dollars in millions)	Loss reserves		Loss expense reserves	Total gross reserves
	Case reserves	IBNR reserves			Percent of total

At December 31, 2019
Commercial lines insurance:
Commercial casualty	$937	$680	$622	$2,239	36.8%
Commercial property	339	20	64	423	7.0
Commercial auto	409	157	143	709	11.6
Workers' compensation	404	516	93	1,013	16.6
Other commercial	108	7	70	185	3.0
Subtotal	2,197	1,380	992	4,569	75.0
Personal lines insurance:
Personal auto	233	46	78	357	5.9
Homeowner	134	32	41	207	3.4
Other personal	49	69	5	123	2.0
Subtotal	416	147	124	687	11.3
Excess and surplus lines	149	102	100	351	5.8
Cincinnati Re	47	204	2	253	4.2
Cincinnati Global	155	71	2	228	3.7
Total	$2,964	$1,904	$1,220	$6,088	100.0%

At December 31, 2018
Commercial lines insurance:
Commercial casualty	$981	$647	$604	$2,232	39.5%
Commercial property	270	12	60	342	6.1
Commercial auto	402	152	141	695	12.3
Workers' compensation	384	542	92	1,018	18.0
Other commercial	99	7	73	179	3.2
Subtotal	2,136	1,360	970	4,466	79.1
Personal lines insurance:
Personal auto	240	50	72	362	6.3
Homeowner	152	9	40	201	3.6
Other personal	46	65	5	116	2.1
Subtotal	438	124	117	679	12.0
Excess and surplus lines	118	96	84	298	5.3
Cincinnati Re	32	169	2	203	3.6
Total	$2,724	$1,749	$1,173	$5,646	100.0%

Cincinnati Financial Corporation - 2019 10-K - Page 103

Asbestos and Environmental Loss and Loss Expense Reserves
We carried $85 million of net loss and loss expense reserves for asbestos and environmental claims and $43 million of reserves for mold claims at year-end 2019, compared with $89 million and $44 million, respectively, for such claims at year-end 2018. The asbestos and environmental claims amounts for each respective year constituted 1.5% and 1.6% of total net loss and loss expense reserves at these year-end dates.

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

Reserving data for asbestos and environmental claims has characteristics that limit the usefulness of the methods and models used to analyze loss and loss expense reserves for other claims. Specifically, asbestos and environmental loss and loss expenses for different accident years do not emerge independently of one another as loss development and Bornhuetter-Ferguson methods assume. In addition, asbestos and environmental loss and loss expense data available to date did not reflect a well-defined tail, greatly complicating the identification of an appropriate probabilistic trend family model. At year-end 2019, we used a weighted average of a paid survival ratio method and report year method to estimate reserves for IBNR asbestos and environmental claims. Our exposure to such claims is limited; we believe a weighted average of both methods produces a sufficient level of reserves.

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

Our estimates of gross property casualty loss and loss expense payments do not include reinsurance receivables or ceded losses. As discussed in 2020 Reinsurance Ceded Programs, we purchase reinsurance to mitigate our property casualty risk exposure. Ceded property casualty reinsurance unpaid receivables of $342 million at year-end 2019 are an offset to our gross property casualty loss and loss expense obligations. Our reinsurance program mitigates the liquidity risk of a single large loss or an unexpected rise in claim severity or frequency due to a catastrophic event. Reinsurance does not relieve us of our obligation to pay covered claims. The financial strength of our reinsurers is important because our ability to recover losses under our reinsurance agreements depends on the financial viability of the reinsurers.

We direct our associates and agencies to settle claims and pay losses as quickly as is practical, and we made $3.260 billion of net claim payments during 2019. At year-end 2019, total net property casualty reserves of $5.746 billion reflected $2.712 billion in unpaid amounts on reported claims (case reserves), $1.207 billion in loss expense reserves and $1.827 billion in estimates of claims that were incurred but had not yet been reported (IBNR). The specific amounts and timing of obligations related to case reserves and associated loss expenses are not set contractually. The amounts and timing of obligations for IBNR claims and related loss expenses are unknown. We discuss our methods of establishing loss and loss expense reserves and our belief that reserves are adequate in Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves.

Cincinnati Financial Corporation - 2019 10-K - Page 104

The historical pattern of using premium receipts for the payment of loss and loss expenses has enabled us to extend slightly the maturities of our investment portfolio beyond the estimated settlement date of the loss reserves. The effective duration of our consolidated property casualty fixed-maturity portfolio was 4.8 years at year-end 2019. By contrast, the duration of our loss and loss expense reserves was approximately 3.5 years. We believe this difference in duration does not affect our ability to meet current obligations because cash flow from operations is sufficient to meet these obligations. In addition, investment holdings could be sold, if necessary, to meet higher than anticipated loss and loss expenses.

Range of Reasonable Reserves
The company established a reasonably likely range for net loss and loss expense reserves of $5.418 billion to $5.862 billion at year-end 2019, with the company carrying net reserves of $5.746 billion. The likely range was $5.037 billion to $5.481 billion at year-end 2018, with the company carrying net reserves of $5.408 billion. Our loss and loss expense reserves are not discounted for the time-value of money, but we have reduced the reserves by an estimate of the amount of salvage and subrogation payments we expect to recover.

The low point of each year’s range corresponds to approximately one standard error below each year’s mean reserve estimate, while the high point corresponds to approximately one standard error above each year’s mean reserve estimate. We discussed management’s reasons for basing reasonably likely reserve ranges on standard errors in Critical Accounting Estimates, Reserve Estimate Variability.

The ranges reflect our assessment of the most likely unpaid loss and loss expenses at year-end 2019 and 2018. However, actual unpaid loss and loss expenses could nonetheless fall outside of the indicated ranges.

Management’s best estimate of total loss and loss expense reserves as of year-end 2019 and 2018 was consistent with the corresponding actuarial best estimate.

Cincinnati Financial Corporation - 2019 10-K - Page 105

Property Casualty Insurance Development of Estimated Reserves by Accident Year
The following table shows net reserve changes at year-end 2019, 2018 and 2017 by property casualty segment and accident year:

(Dollars in millions)	Commercial	Personal	E&S
	lines	lines	lines	Other	Totals
As of December 31, 2019
2018 accident year	$(67)	$(10)	$(6)	$(7)	$(90)
2017 accident year	(48)	(6)	(1)	(6)	(61)
2016 accident year	(4)	(5)	(1)	(5)	(15)
2015 accident year	(27)	(1)	(1)	—	(29)
2014 accident year	(16)	(3)	(1)	—	(20)
2013 accident year	(16)	(2)	(1)	—	(19)
2012 and prior accident years	(14)	—	—	—	(14)
(Favorable)/unfavorable	$(192)	$(27)	$(11)	$(18)	$(248)

As of December 31, 2018
2017 accident year	$(68)	$11	$(8)	$3	$(62)
2016 accident year	(34)	2	(3)	(2)	(37)
2015 accident year	(31)	3	(7)	—	(35)
2014 accident year	(3)	(1)	(5)	—	(9)
2013 accident year	(9)	—	—	—	(9)
2012 accident year	(10)	(1)	(1)	—	(12)
2011 and prior accident years	(2)	(1)	—	—	(3)
(Favorable)/unfavorable	$(157)	$13	$(24)	$1	$(167)

As of December 31, 2017
2016 accident year	$(35)	$(8)	$(5)	$(3)	$(51)
2015 accident year	(4)	2	(8)	—	(10)
2014 accident year	(10)	(2)	(11)	—	(23)
2013 accident year	(12)	(5)	(4)	—	(21)
2012 accident year	11	1	(1)	—	11
2011 accident year	(20)	—	—	—	(20)
2010 and prior accident years	(3)	(2)	—	—	(5)
(Favorable)/unfavorable	$(73)	$(14)	$(29)	$(3)	$(119)

Overall favorable development for consolidated property casualty reserves of $248 million in 2019 illustrated the potential for revisions inherent in estimating reserves, especially for long-tail lines such as commercial casualty and workers’ compensation. As noted in Critical Accounting Estimates, Key Assumptions Loss Reserving, our models predict that actual loss and loss expense emergence will differ from projections, and we do not attempt to monitor or identify such normal variations. The table in Property Casualty Loss and Loss Expense Obligations and Reserves shows reserves by segment and lines of business and the components of gross reserves among case, IBNR and loss expense reserves.

Favorable reserve development was $78 million for our commercial casualty line of business and $77 million for our workers’ compensation line of business, together accounting for approximately 63% of the overall total. Drivers of significant reserve development typically reflect loss emergence on known claims that was more favorable or less favorable than previously anticipated for various lines of business and are discussed below.

•
Commercial casualty – During 2019 and 2018, we experienced favorable development on prior accident years after seeing adverse development in 2017 for this line of business. We continue to watch this line so we can detect unfavorable trends should they reoccur.

Cincinnati Financial Corporation - 2019 10-K - Page 106

•
Workers’ compensation – We continue to see favorable reserve development, for all prior accident years in aggregate. During 2019 and 2018, the trend for estimated payments to be made in future calendar years was stable compared to 2017. However, we continue to monitor this line closely, as a sudden increase in trend for future payments has a highly leveraged effect.

•
Commercial auto – Loss emergence continued to develop unfavorably during parts of 2019. This line of business has been troublesome for the industry in recent years. As part of the U.S. economic recession of a few years ago, slowing business activity influenced our estimates of reserves for ultimate losses and loss expenses during that period. As the economy slowly recovered, we believe we were slow to recognize some of the higher loss cost effects in current accident year reserve estimates for at least part of that period. As claims that occurred during that period have become more mature, paid and reported loss cost trends resulted in us increasing our estimated ultimate losses. Initiatives to improve profitability of our commercial auto line of business are discussed in Commercial Lines Insurance Results.

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

For the excess and surplus lines insurance segment, the table showing reserves by segment and lines of business in Property Casualty Loss and Loss Expense Obligations and Reserves, shows the components of gross reserves among case, IBNR and loss expense reserves. Total gross reserves were up $53 million from year-end 2018 primarily due to the increase in premiums and exposures for this segment, as we discussed in Excess and Surplus Lines Insurance Results. Favorable development during 2019 of $11 million for excess and surplus lines insurance segment reserves, shown in the table above, illustrates the potential for revisions inherent in estimating reserves.

Cincinnati Financial Corporation - 2019 10-K - Page 107

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

Our estimates of gross life, annuity and disability obligations do not reflect net recoveries from reinsurance agreements. Ceded life reinsurance receivables were $231 million at year-end 2019. As discussed in 2020 Reinsurance Programs, we purchase reinsurance to mitigate our life insurance risk exposure. At year-end 2019, ceded death benefits represented approximately 35.3% of our total gross policy face amounts in force.

These estimated cash outflows are undiscounted with respect to interest. As a result, the sum of the cash outflows for all years of $5.426 billion (total of life insurance obligations) exceeds the liabilities recorded in life policy and investment contract reserves and separate accounts for future policy benefits and claims of $3.704 billion (total of life insurance policy reserves and separate account policy reserves). A significant portion of the difference can be attributed to the time value of money and changes in mortality, morbidity and lapse assumptions between the date the liabilities were originally established and the current date.

We have made significant assumptions to determine the estimated undiscounted cash flows of these policies and contracts that include mortality, morbidity, timing of claims, future lapse rates and interest crediting rates. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results.

Life Insurance Reserves
Gross life policy reserves were $2.835 billion at year-end 2019, compared with $2.779 billion at year-end 2018. The increase was primarily due to reserves for traditional life insurance contracts. We establish reserves for traditional life insurance policies based on expected expenses, mortality, morbidity, withdrawal rates and investment yields, including a provision for uncertainty. Once these assumptions are established, they generally are maintained throughout the lives of the contracts. We use both our own experience and industry experience adjusted for historical trends in arriving at our assumptions for expected mortality and morbidity. We use our own experience and historical trends for setting our assumptions for expected withdrawal rates and expenses. We base our assumptions for expected investment income on our own experience adjusted for current and future expected economic conditions.

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

Cincinnati Financial Corporation - 2019 10-K - Page 108

2020 Reinsurance Ceded Programs
A single large loss or an unexpected rise in claims severity or frequency due to a catastrophic event is a risk to the company's liquidity and financial strength. In an effort to control such losses, we limit marketing property casualty insurance in specific geographic areas and monitor our exposure in certain coastal regions. An example of this is the reduction in recent years of our homeowner policies in the southeastern U.S. coastal region. Loss exposures in that area had been identified as a major contributor to our catastrophe probable maximum loss estimates shown in the table below. Those estimates were subsequently reduced, in large part due to less exposure from southeastern U.S. homeowner policies. We also continually review aggregate exposures to huge disasters and purchase reinsurance protection to cover these exposures. For business other than Cincinnati Re and Cincinnati Global, we use the Risk Management Solutions (RMS) and Applied Insurance Research (AIR) models to evaluate exposures to a once-in-a-100-year and a once-in-a-250-year event to help determine appropriate reinsurance coverage programs. In conjunction with these activities, we also continue to evaluate information provided by our reinsurance broker. Examples include deterministic modeling of probable maximum loss contribution from growth in new geographic territories.

To help determine appropriate reinsurance coverage for hurricane, earthquake and tornado/hail exposures, for business other than Cincinnati Re and Cincinnati Global we use the RMS and AIR models to estimate the probable maximum loss from a single event or multiple events occurring in a one-year period. The models are proprietary in nature, and the vendors that provide them periodically update the models, sometimes resulting in significant changes to their estimate of probable maximum loss. As of the end of 2019, both models indicated that a hurricane event represents our largest amount of exposure to losses. The table below summarizes estimated probabilities and the corresponding probable maximum loss from a single hurricane event occurring in a one-year period, for business other than Cincinnati Re and Cincinnati Global, and indicates the effect of such losses on consolidated shareholders’ equity at December 31, 2019. Net losses are net of reinsurance, estimated reinstatement premiums and income taxes, assuming a 21% federal tax rate, and assume our 2020 reinsurance programs apply.

(Dollars in millions)	RMS Model			AIR Model
			Percent			Percent
	Gross	Net	of total	Gross	Net	of total
Probability at December 31, 2019	losses	losses	equity	losses	losses	equity
2.0% (1 in 50 year event)	$363	$125	1.3%	$397	$127	1.3%
1.0% (1 in 100 year event)	580	140	1.4	570	139	1.4
0.4% (1 in 250 year event)	973	355	3.6	883	270	2.7
0.2% (1 in 500 year event)	1,353	652	6.6	1,201	525	5.3

The modeled losses according to RMS in the table are based on its RiskLink version 18.1 catastrophe model and use a long-term storm catalog methodology. The modeled losses according to AIR in the table are based on its AIR Touchstone® version 6.0 catastrophe model and use a long-term methodology. The AIR and RMS storm catalogs include decades of documented weather events used in simulations for probable maximum loss projections.

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

Cincinnati Financial Corporation - 2019 10-K - Page 109

For 2020, the primary participants on our standard market property and casualty per-risk and per-occurrence reinsurance ceded programs include Hannover Reinsurance Company, Munich Reinsurance America, Partner Reinsurance Company of the U.S. and Swiss Reinsurance America Corporation, all of which had A.M. Best insurer financial strength ratings of A (Excellent) or better as of December 31, 2019. Our property catastrophe program is subscribed through a broker by reinsurers from the United States, Bermuda, London and the European markets. The largest participant in our property catastrophe program, representing approximately 44% of total participation, is the Lloyd's of London placement that features numerous syndicates, with AXA XL and Liberty taking the largest participations. Other primary participants in our property catastrophe program include Mapfre, Axis and Fidelis.

The following table shows our five largest property casualty reinsurance receivable amounts by reinsurer at year-end 2019 and 2018. Michigan Catastrophic Claims Association is a mandatory nonprofit association which runs a reinsurance program funded by an annual premium assessment per vehicle. This assessment covers Michigan’s automobile no-fault policies which provide unlimited lifetime coverage for medical expenses resulting from auto accidents. The A.M. Best insurer financial strength ratings as of the end of the two most recent years are also shown for each of those reinsurers that are rated by Best.

(Dollars in millions)	2019		2018
Name of reinsurer	Total receivable	A.M. Best Rating	Total receivable	A.M. Best Rating
Munich Reinsurance America	$61	A+	$27	A+
Swiss Reinsurance America Corporation	51	A+	42	A+
Michigan Catastrophic Claims Association	43	NA	44	NA
Hannover Re	35	A+	11	A+
General Reinsurance Corporation	29	A++	31	A++

Cincinnati Financial Corporation - 2019 10-K - Page 110

Primary components of the 2020 property and casualty reinsurance program are summarized below. The premium estimates below occurred near the beginning of each respective year, when direct written premiums that were subject to applicable reinsurance treaties were also estimated.

•
Property per risk treaty – The primary purpose of the property treaty is to provide capacity up to $50 million, adequate for the majority of the risks we write. It also includes protection for extra-contractual liability coverage losses. We retain the first $10 million of each loss. Losses between $10 million and $50 million are reinsured at 100%. The 2020 ceded premium estimate was $31 million, compared with $28 million for the 2019 estimate.

•
Property excess treaty – We purchased a property reinsurance treaty that provides an additional $50 million in protection for property losses. This treaty, along with the property per risk treaty, provides a total of $100 million of protection. The 2020 ceded premium estimate was approximately $3 million, compared with $2 million for the 2019 estimate.

•
Casualty per occurrence treaty – The casualty treaty provides capacity up to $25 million. Similar to the property treaty, it provides sufficient capacity to cover the vast majority of casualty accounts we insure and also includes protection for extra-contractual liability coverage losses. We retain the first $10 million of each loss. Losses between $10 million and $25 million are reinsured at 100%. The 2020 ceded premium estimate was $12 million, essentially unchanged from the 2019 estimate.

•
Casualty excess treaty – We purchase a casualty reinsurance treaty that provides an additional $45 million in protection for certain casualty losses. This treaty, along with the casualty per occurrence treaty, provides a total of $70 million of protection for workers’ compensation, extra-contractual liability coverage and clash coverage losses, which would apply when a single occurrence involves multiple policyholders of The Cincinnati Insurance Companies or multiple coverages for one insured. The 2020 ceded premium estimate was approximately $3 million, essentially unchanged from the 2019 estimate.

•
Property catastrophe treaty – To protect against catastrophic events such as wind and hail, hurricanes or earthquakes, we purchased property catastrophe reinsurance with a limit up to $800 million. Losses from the same occurrence can be aggregated into one limit over a 120-hour period and applied to the treaty towards recovery. The treaty contains one reinstatement provision. The coverage layer between $600 million and $800 million is a new feature in 2020 and includes coverage for Cincinnati Global, while the other layers exclude it. A portion of the layer provides an additional $60 million of earthquake-only coverage but does not include coverage for Cincinnati Global. The 2020 ceded premium estimate was $44 million, compared with $43 million for the 2019 estimate with its limit of $600 million. We retain the first $100 million of any loss, and a share of losses up to $800 million. The percentage share we retain for each layer of coverage is indicated below:

◦	21.0% of losses between $100 million and $200 million

◦	5.0% of losses between $200 million and $300 million

◦	5.0% of losses between $300 million and $400 million

◦	5.0% of losses between $400 million and $600 million

◦	54.0% of losses between $600 million and $800 million

•
Effective July 1, 2019, we renewed our property catastrophe occurrence and aggregate excess of loss treaty for a period of one year. The treaty has a total limit of $50 million for all coverages combined, with various combinations of occurrences for coverage up to the $50 million aggregate limit. The combined coverage noted below applies to business written on a direct basis and by Cincinnati Re. Cincinnati Global catastrophe losses are not applicable to the treaty. Ceded premiums for the one-year renewal period of coverage from this treaty are estimated to be approximately $9 million. Key coverages are summarized below.

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

•
Our alternative reinsurance structure to protect against certain catastrophic events expired at the end of 2019 and was not renewed. That arrangement was collateralized reinsurance funded through the issuance of collateralized risk-linked securities, known as catastrophe bonds with Skyline Re Ltd.

Cincinnati Financial Corporation - 2019 10-K - Page 111

After reinsurance, our maximum exposure to a catastrophic event that causes $800 million in covered losses in 2020 would be $249 million, compared with our retention of $125 million for 2019 for a $600 million event. The largest catastrophe loss event in our history occurred during 2011 from a May 20-27 storm system that included a tornado in Joplin, Missouri, and that also included significant losses from hail in the Dayton, Ohio, area. Our losses from that storm were estimated to be $226 million before reinsurance, based on updated estimates as of December 31, 2017.

Individual risks with insured values in excess of $100 million, as identified in the policy, are handled through a different reinsurance mechanism. We typically reinsure property coverage for individual risks with insured values between $100 million and $225 million under an automatic facultative agreement. For risks with property values exceeding $225 million, we negotiate the purchase of facultative coverage on an individual certificate basis. For casualty coverage on individual risks with limits exceeding $25 million, facultative reinsurance coverage is placed on an individual certificate basis. For risks with casualty limits that are between $25 million and $27 million, we sometimes forego facultative reinsurance and retain an additional $2 million of loss exposure.

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

A form of reinsurance is also provided through The Terrorism Risk Insurance Act of 2002 (TRIA). TRIA was originally signed into law on November 26, 2002, and extended on several occasions, including the most recent extension on December 20, 2019. TRIA provides a temporary federal backstop for losses related to the writing of the terrorism peril in property casualty insurance policies. Under regulations promulgated under this statute, insurers are required to offer terrorism coverage for certain lines of property casualty insurance, including property, commercial multi-peril, fire, ocean marine, inland marine, liability, aircraft and workers’ compensation. In the event of a terrorism event defined by TRIA, the federal government would reimburse terrorism claim payments subject to the insurer’s deductible. The deductible is calculated as a percentage of subject written premiums for the preceding calendar year. Our deductible in 2019 was $551 million (20% of 2018 subject premiums), and we estimate it is $580 million (20% of 2019 subject premiums) for 2020.

Reinsurance protection for the company’s surety business is covered under a separate treaty with many of the same reinsurers that write the property casualty working treaties.

The Cincinnati Specialty Underwriters Insurance Company has separate property and casualty reinsurance treaties for 2020 through its parent, The Cincinnati Insurance Company. Primary components of the treaties include:

•
Property per risk treaty – The property treaty provides limits up to $5 million, which is adequate capacity for the risk profile we insure. It also includes protection for extra-contractual liability coverage losses. Cincinnati Specialty Underwriters retains the first $1 million of any policy loss. Losses between $1 million and $5 million are reinsured at 100% by The Cincinnati Insurance Company.

•
Casualty treaties – The casualty treaty is written on an excess of loss basis and provide limits up to $6 million, which is adequate capacity for the risk profile we insure. A second treaty layer of $5 million excess of $6 million is written to provide coverage for extra contractual obligations or clash exposures. The maximum retention for any one casualty loss is $2 million by Cincinnati Specialty Underwriters. Losses between $2 million and $6 million are reinsured at 100% by The Cincinnati Insurance Company.

•
Basket retention – Cincinnati Specialty Underwriters has purchased this coverage to limit our retention to $2 million in the event that the same occurrence results in both a property and a casualty loss.

•
Property catastrophe treaty – As a subsidiary of The Cincinnati Insurance Company, Cincinnati Specialty Underwriters is a named insured under our corporate property catastrophe treaty. All terms and conditions of this reinsurance coverage apply to policies underwritten by Cincinnati Specialty Underwriters.

For property risks with limits exceeding $5 million or casualty risks with limits exceeding $6 million, underwriters place facultative reinsurance coverage on an individual certificate basis.

Cincinnati Financial Corporation - 2019 10-K - Page 112

Cincinnati Life, our life insurance subsidiary, purchases reinsurance under separate treaties with many of the same reinsurers that write the property casualty working treaties. Our corporate retention is $1 million on a single life. For most of our core term life insurance line of business, we retain no more than a $500,000 exposure on a single policy, ceding the balance using excess over retention mortality coverage, and retaining the policy reserve. Because of the conservative nature of statutory reserving principles, retaining the policy reserve unduly depresses our statutory earnings and requires a large commitment of our capital. Effective November 1, 2015, we increased our retention to $1 million for issue ages up to 61 years on new term life insurance sales. For issue ages 61 years or older, our retention remains $500,000. For term life insurance business written prior to 2005, we retain 10% to 25% of each term policy, not to exceed $500,000, ceding the balance of mortality risk and policy reserve.

We also have catastrophe reinsurance coverage on our life insurance operations that reimburses us for covered net losses in excess of $12.5 million. Our recovery is capped at $75 million for losses involving our associates.

The following table shows our five largest life reinsurance receivable amounts by reinsurer at year-end 2019 and 2018. The A.M. Best insurer financial strength ratings are also shown.

(Dollars in millions)	2019		2018
Name of reinsurer	Total receivable	A.M. Best Rating	Total receivable	A.M. Best Rating
Swiss Re Life & Health America, Inc.	$77	A+	$83	A+
General Re Life Corporation	41	A++	38	A++
Lincoln National Life Insurance Company	36	A+	37	A+
Security Life of Denver Insurance Company	24	A	27	A
Employers Reassurance Corporation	14	B+	13	B+

Cincinnati Financial Corporation - 2019 10-K - Page 113

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

Cincinnati Financial Corporation - 2019 10-K - Page 114

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

Cincinnati Financial Corporation - 2019 10-K - Page 115

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

Cincinnati Financial Corporation - 2019 10-K - Page 116

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

Cincinnati Financial Corporation - 2019 10-K - Page 117

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

Cincinnati Financial Corporation - 2019 10-K - Page 118

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

Interest Rate Sensitivity Analysis
Because of our strong shareholders’ equity, long-term investment horizon and ability to hold most fixed-maturity investments to maturity, we believe the company is well-positioned if interest rates were to rise. A higher rate environment would provide the opportunity to invest cash flow in higher-yielding securities, while reducing the likelihood of untimely redemptions of currently callable securities. While higher interest rates would be expected to increase the number of fixed-maturity holdings fair valued below 100% of amortized cost, we believe lower fixed-maturity security values due solely to interest rate changes would not signal a decline in credit quality.

Our dynamic financial planning model uses analytical tools to assess market risks. As part of this model, the effective duration of the fixed-maturity portfolio is continually monitored by our investment department to evaluate the theoretical impact of interest rate movements.

The table below summarizes the effect of hypothetical changes in interest rates on fair value of our fixed-maturity portfolio.

(Dollars in millions)	Effect from interest rate change in basis points
	-200	-100	—	100	200
At December 31, 2019	$12,850	$12,263	$11,698	$11,117	$10,529
At December 31, 2018	$11,793	$11,245	$10,689	$10,121	$9,576

Cincinnati Financial Corporation - 2019 10-K - Page 119

The effective duration of the fixed-maturity portfolio was 4.8 years at year-end 2019, down from 5.2 years at year-end 2018. A 100-basis-point movement in interest rates would result in an approximately 4.9% change in the fair value of the fixed-maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value are to changes in the general level of interest rates, exclusive of call features. The fair values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.

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

The table below summarizes the effect of hypothetical changes in market prices on fair value of our equity portfolio.

(Dollars in millions)	Effect from market price change in percent
	-30%	-20%	-10%	—	10%	20%	30%
At December 31, 2019	$5,426	$6,202	$6,977	$7,752	$8,527	$9,302	$10,078
At December 31, 2018	$4,144	$4,736	$5,328	$5,920	$6,512	$7,104	$7,696

Our equity holdings represented $7.752 billion in fair value and accounted for approximately 88% of the net unrealized gains and losses of the entire portfolio at year-end 2019. No holding had a fair value greater than 5.6% of our $7.518 billion publicly traded common stock portfolio. We had 40 holdings among 10 different sectors each with a fair value greater than $100 million. See Item 1, Our Segments, Investments Segment and Item 8, Note 2 of the Consolidated Financial Statements, for additional details on our holdings.

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

Cincinnati Financial Corporation - 2019 10-K - Page 120

Application of Asset Impairment Policy
As discussed in Item 7, Critical Accounting Estimates, Asset Impairment, our fixed-maturity investment portfolio is evaluated for other-than-temporary impairments. The company’s asset impairment committee monitors a number of significant factors for indications of investments with a fair value below the carrying amount that may not be recoverable. The application of our impairment policy resulted in OTTI charges that reduced our income before income taxes by $9 million in 2019, $5 million in 2018 and $9 million in 2017. Impairments are discussed in Item 7, Investments Results.

We expect the number of fixed-maturity securities with a fair value below 100% of amortized cost to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, cost or amortized cost for some securities have been revised due to impairment charges recognized in prior periods. At year-end 2019, 157 of the 3,911 fixed-maturity securities we owned had a fair value below 100% of cost or amortized cost compared with 1,262 of the 3,606 fixed-maturity and equity securities we owned at year-end 2018 and 440 of the 3,598 fixed-maturity and equity securities we owned at year-end 2017.

The 157 holdings fair valued below cost or amortized cost at year-end 2019 represented 4.5% of our fixed-maturity portfolio and $7 million in unrealized losses.

•
The 157 holdings were fair valued between 90% and 100% of cost or amortized cost. The value of these securities fluctuates primarily because of changes in interest rates. The fair value of these 157 securities was $523 million at year-end 2019, and they accounted for $7 million in unrealized losses.

•	No fixed-maturity securities had a fair value below 90% of cost or amortized cost.

The following table summarizes the length of time securities in the investment portfolio have been in a continuous unrealized loss position.

(Dollars in millions)	Less than 12 months		12 months or more		Total
At December 31, 2019	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
Corporate	$199	$2	$118	$3	$317	$5
States, municipalities and political subdivisions	98	1	10	—	108	1
Commercial mortgage-backed	6	—	—	—	6	—
Government-sponsored enterprises	26	1	51	—	77	1
United States government	—	—	4	—	4	—
Foreign government	11	—	—	—	11	—
Total	$340	$4	$183	$3	$523	$7
At December 31, 2018
Fixed maturity securities:
Corporate	$2,082	$51	$501	$36	$2,583	$87
States, municipalities and political subdivisions	823	18	340	13	1,163	31
Commercial mortgage-backed	77	—	64	2	141	2
Government-sponsored enterprises	49	1	211	6	260	7
United States government	—	—	33	1	33	1
Total	3,031	70	1,149	58	4,180	128

Cincinnati Financial Corporation - 2019 10-K - Page 121

The following table summarizes and classifies securities based on fair values relative to amortized cost:

(Dollars in millions)	Number of issues	Amortized cost	Fair value	Gross unrealized gain (loss)	Gross investment income
At December 31, 2019
Taxable fixed maturities:
Fair valued below 70% of amortized cost	—	$—	$—	$—	$—
Fair valued at 70% to less than 100% of amortized cost	144	516	509	(7)	12
Fair valued at 100% and above of amortized cost	1,641	6,734	7,108	374	282
Investment income on securities sold in current year	—	—	—	—	30
Total	1,785	7,250	7,617	367	324

Tax-exempt fixed maturities:
Fair valued below 70% of amortized cost	—	—	—	—	—
Fair valued at 70% to less than 100% of amortized cost	13	14	14	—	—
Fair valued at 100% and above of amortized cost	2,113	3,844	4,067	223	119
Investment income on securities sold in current year	—	—	—	—	3
Total	2,126	3,858	4,081	223	122

Fixed-maturities summary:
Fair valued below 70% of amortized cost	—	—	—	—	—
Fair valued at 70% to less than 100% of amortized cost	157	530	523	(7)	12
Fair valued at 100% and above of amortized cost	3,754	10,578	11,175	597	401
Investment income on securities sold in current year	—	—	—	—	33
Total	3,911	$11,108	$11,698	$590	$446

At December 31, 2018
Fixed-maturities summary:
Fair valued below 70% of amortized cost	—	$—	$—	$—	$—
Fair valued at 70% to less than 100% of amortized cost	1,262	4,308	4,180	(128)	147
Fair valued at 100% and above of amortized cost	2,344	6,335	6,509	174	269
Investment income on securities sold in current year	—	—	—	—	28
Total	3,606	$10,643	$10,689	$46	$444

Cincinnati Financial Corporation - 2019 10-K - Page 122

ITEM 8.       Financial Statements and Supplementary Data

Responsibility for Financial Statements
We have prepared the consolidated financial statements of Cincinnati Financial Corporation and our subsidiaries for the year ended December 31, 2019, in accordance with accounting principles generally accepted in the United States of America (GAAP).

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

Deloitte & Touche LLP, our independent registered public accounting firm, audited the consolidated financial statements of Cincinnati Financial Corporation and subsidiaries for the year ended December 31, 2019. Deloitte & Touche LLP met with our audit committee to discuss the results of its examination. They have the opportunity to discuss the adequacy of internal controls and the quality of financial reporting without management present.

Cincinnati Financial Corporation - 2019 10-K - Page 123

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2019, as required by Section 404 of the Sarbanes Oxley Act of 2002. Management’s assessment was based on the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the company maintained effective internal control over financial reporting as of December 31, 2019. The assessment led management to conclude that, as of December 31, 2019, the company’s internal control over financial reporting was effective based on those criteria.

In accordance with guidance issued by the Securities and Exchange Commission, the company may exclude acquisitions from management's assessment of the effectiveness of internal control over financial reporting for the first year in which the acquisition occurred. The company's management has excluded the assessment of internal controls of MSP Underwriting Limited, rebranded as Cincinnati Global Underwriting Ltd., which was acquired on February 28, 2019, and further discussed in Note 20, Acquisition in the Notes to the Consolidated Financial Statements. At December 31, 2019, Cincinnati Global Underwriting Ltd. accounted for approximately 2% of both consolidated assets and consolidated revenue.

The company’s independent registered public accounting firm has issued an audit report on our internal control over financial reporting as of December 31, 2019.

/S/ Steven J. Johnston
Steven J. Johnston, FCAS, MAAA, CFA, CERA
President and Chief Executive Officer

/S/ Michael J. Sewell
Michael J. Sewell, CPA
Chief Financial Officer, Senior Vice President and Treasurer
(Principal Accounting Officer)

February 25, 2020

Cincinnati Financial Corporation - 2019 10-K - Page 124

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Cincinnati Financial Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Cincinnati Financial Corporation and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the schedules listed in the Index at Item 15(c) (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Cincinnati Global Underwriting Ltd., which was acquired on February 28, 2019, and whose financial statements constitute approximately 2% of both total assets and total revenue of the consolidated financial statement amounts as of and for the year ended December 31, 2019. Accordingly, our audit did not include the internal control over financial reporting at Cincinnati Global Underwriting, Ltd.

Change in Accounting Principle
As discussed in Note 1 to the financial statements, effective January 1, 2018, the Company adopted Accounting Standards Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Liabilities, using the modified retrospective approach.

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

Cincinnati Financial Corporation - 2019 10-K - Page 125

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Property and Casualty Insurance Loss and Loss Expense Reserves - Refer to Note 4 to the financial statements.
Critical Audit Matter Description
The Company’s property and casualty insurance loss and loss expense reserves for long-tailed lines of business, such as workers’ compensation, commercial casualty and certain other liability lines (referred to as “loss and loss expense reserves”), are determined by the Company using actuarial methods, models, assumptions, and judgment to estimate the reserves required to pay for and settle all outstanding insured claims, including incurred but not reported (IBNR) claims, as of the financial statement date. The actuarial estimate of loss and loss expense reserves is subject to review and adjustment by Company management.

Loss and loss expenses are inherently uncertain as to timing and amount and the recorded loss and loss expense reserves may vary materially from the actual ultimate cost of claims. Given the subjectivity in estimating ultimate loss and loss expenses, due to uncertainties concerning the future emergence of loss and loss expenses, inflation trends, and the judicial environment, among other factors, auditing loss and loss expense reserves involved an especially high degree of auditor judgment, including the need to involve our actuarial specialists.

Cincinnati Financial Corporation - 2019 10-K - Page 126

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to loss and loss expense reserves included the following, among others:

•
We tested the effectiveness of controls related to loss and loss expense reserves, including those over the review of methods, models, assumptions and judgments used, and management’s review of the estimate.

•	We tested the underlying data that served as the basis for the actuarial analysis, including historical claims data, to test the reasonableness of key inputs to the actuarial estimate.

•
With the assistance of our actuarial specialists, we used the Company’s claims data and other inputs, to develop a range of independent estimates for the loss and loss expense reserves. We used these independent estimates to assess the reasonableness of the Company’s reserves by comparing our estimates to the Company’s recorded loss and loss expense reserves.

•
We compared the Company’s prior year estimates of expected incurred losses to actual experience during the current year to identify potential bias in the determination of loss and loss expense reserves.

/S/ DELOITTE & TOUCHE LLP
Cincinnati, Ohio
February 25, 2020

We have served as the Company’s auditor since 1980.

Cincinnati Financial Corporation - 2019 10-K - Page 127

Cincinnati Financial Corporation and Subsidiaries
Consolidated Balance Sheets

(Dollars in millions, except per share data)	December 31,	December 31,
	2019	2018
Assets
Investments
Fixed maturities, at fair value (amortized cost: 2019—$11,108; 2018—$10,643)	$11,698	$10,689
Equity securities, at fair value (cost: 2019—$3,581; 2018—$3,368)	7,752	5,920
Other invested assets	296	123
Total investments	19,746	16,732
Cash and cash equivalents	767	784
Investment income receivable	133	132
Finance receivable	77	71
Premiums receivable	1,777	1,644
Reinsurance recoverable	610	484
Prepaid reinsurance premiums	54	44
Deferred policy acquisition costs	774	738
Land, building and equipment, net, for company use (accumulated depreciation: 2019—$276; 2018—$265)	207	195
Other assets	381	308
Separate accounts	882	803
Total assets	$25,408	$21,935

Liabilities
Insurance reserves
Loss and loss expense reserves	$6,147	$5,707
Life policy and investment contract reserves	2,835	2,779
Unearned premiums	2,788	2,516
Other liabilities	928	804
Deferred income tax	1,079	627
Note payable	39	32
Long-term debt and lease obligations	846	834
Separate accounts	882	803
Total liabilities	15,544	14,102

Commitments and contingent liabilities (Note 16)	—	—

Shareholders' Equity
Common stock, par value—$2 per share; (authorized: 2019 and 2018—500 million shares; issued: 2019 and 2018—198.3 million shares)	397	397
Paid-in capital	1,306	1,281
Retained earnings	9,257	7,625
Accumulated other comprehensive income	448	22
Treasury stock at cost (2019—35.4 million shares and 2018—35.5 million shares)	(1,544)	(1,492)
Total shareholders' equity	9,864	7,833
Total liabilities and shareholders' equity	$25,408	$21,935

Accompanying Notes are an integral part of these Consolidated Financial Statements.

Cincinnati Financial Corporation - 2019 10-K - Page 128

Cincinnati Financial Corporation and Subsidiaries
Consolidated Statements of Income

(Dollars in millions, except per share data)	Years ended December 31,
	2019	2018	2017
Revenues
Earned premiums	$5,604	$5,170	$4,954
Investment income, net of expenses	646	619	609
Investment gains and losses, net	1,650	(402)	148
Fee revenues	15	15	16
Other revenues	9	5	5
Total revenues	7,924	5,407	5,732
Benefits and Expenses
Insurance losses and contract holders' benefits	3,638	3,490	3,390
Underwriting, acquisition and insurance expenses	1,738	1,597	1,546
Interest expense	53	53	53
Other operating expenses	23	16	13
Total benefits and expenses	5,452	5,156	5,002
Income Before Income Taxes	2,472	251	730
Provision (Benefit) for Income Taxes
Current	132	11	129
Deferred	343	(47)	(444)
Total provision (benefit) for income taxes	475	(36)	(315)
Net Income	$1,997	$287	$1,045
Per Common Share
Net income—basic	$12.24	$1.76	$6.36
Net income—diluted	12.10	1.75	6.29

Accompanying Notes are an integral part of these Consolidated Financial Statements.

Cincinnati Financial Corporation - 2019 10-K - Page 129

Cincinnati Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

(Dollars in millions)	Years ended December 31,
	2019	2018	2017
Net Income	$1,997	$287	$1,045
Other Comprehensive Income (Loss)
Change in unrealized gains and losses on investments, net of tax (benefit) of $114, $(72) and $317, respectively	430	(267)	598
Amortization of pension actuarial gains and losses and prior service cost, net of tax (benefit) of $2, $(1) and $7, respectively	5	(3)	7
Change in life deferred acquisition costs, life policy reserves and other, net of tax (benefit) of $(3), $2 and $1, respectively	(9)	7	(2)
Other comprehensive income (loss)	426	(263)	603
Comprehensive Income	$2,423	$24	$1,648

Accompanying Notes are an integral part of these Consolidated Financial Statements.

Cincinnati Financial Corporation - 2019 10-K - Page 130

Cincinnati Financial Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity

(Dollars in millions)	Years ended December 31,
	2019	2018	2017
Common Stock
Beginning of year	$397	$397	$397
Share-based awards	—	—	—
End of year	397	397	397

Paid-In Capital
Beginning of year	1,281	1,265	1,252
Share-based awards	(12)	(17)	(18)
Share-based compensation	30	28	26
Other	7	5	5
End of year	1,306	1,281	1,265

Retained Earnings
Beginning of year	7,625	5,180	5,037
Cumulative effect of change in accounting for equity securities as of January 1, 2018	—	2,503	—
Adjusted beginning of year	7,625	7,683	5,037
Net income	1,997	287	1,045
Dividends declared	(365)	(345)	(410)
Reclassification of certain tax effects from accumulated other comprehensive income	—	—	(492)
End of year	9,257	7,625	5,180

Accumulated Other Comprehensive Income
Beginning of year	22	2,788	1,693
Cumulative effect of change in accounting for equity securities as of January 1, 2018	—	(2,503)	—
Adjusted beginning of year	22	285	1,693
Other comprehensive income (loss)	426	(263)	603
Reclassification of certain tax effects to retained earnings	—	—	492
End of year	448	22	2,788

Treasury Stock
Beginning of year	(1,492)	(1,387)	(1,319)
Share-based awards	21	21	26
Shares acquired - share repurchase authorization	(67)	(125)	(92)
Shares acquired - share-based compensation plans	(9)	(5)	(7)
Other	3	4	5
End of year	(1,544)	(1,492)	(1,387)

Total Shareholders' Equity	$9,864	$7,833	$8,243

(In millions)
Common Stock - Shares Outstanding
Beginning of year	162.8	163.9	164.4
Share-based awards	0.7	0.7	0.8
Shares acquired - share repurchase authorization	(0.6)	(1.8)	(1.3)
Shares acquired - share-based compensation plans	(0.1)	—	(0.1)
Other	0.1	—	0.1
End of year	162.9	162.8	163.9

Accompanying Notes are an integral part of these Consolidated Financial Statements.

Cincinnati Financial Corporation - 2019 10-K - Page 131

Cincinnati Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

(Dollars in millions)	Years ended December 31,
	2019	2018	2017
Cash Flows From Operating Activities
Net income	$1,997	$287	$1,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72	63	55
Investment gains and losses, net	(1,640)	408	(148)
Share-based compensation	30	28	26
Interest credited to contract holders'	44	47	48
Deferred income tax expense	343	(47)	(444)
Changes in:
Investment income receivable	(1)	2	—
Premiums and reinsurance receivable	(174)	(109)	77
Deferred policy acquisition costs	(61)	(48)	(36)
Other assets	(22)	(1)	(43)
Loss and loss expense reserves	163	434	188
Life policy and investment contract reserves	107	96	96
Unearned premiums	184	112	97
Other liabilities	74	—	24
Current income tax receivable/payable	92	(91)	67
Net cash provided by operating activities	1,208	1,181	1,052
Cash Flows From Investing Activities
Sale of fixed maturities	102	36	23
Call or maturity of fixed maturities	1,241	1,127	1,172
Sale of equity securities	203	403	523
Purchase of fixed maturities	(1,742)	(1,510)	(1,723)
Purchase of equity securities	(382)	(441)	(513)
Investment in finance receivables	(34)	(33)	(32)
Collection of finance receivables	29	25	23
Investment in buildings and equipment	(24)	(20)	(16)
Change in other invested assets, net	(72)	(38)	(15)
Net cash used in investing activities	(679)	(451)	(558)
Cash Flows From Financing Activities
Payment of cash dividends to shareholders	(355)	(336)	(400)
Shares acquired - share repurchase authorization	(67)	(125)	(92)
Changes in note payable	7	8	4
Proceeds from stock options exercised	11	9	13
Contract holders' funds deposited	86	84	79
Contract holders' funds withdrawn	(174)	(183)	(164)
Other	(54)	(60)	(54)
Net cash used in financing activities	(546)	(603)	(614)
Net change in cash and cash equivalents	(17)	127	(120)
Cash and cash equivalents at beginning of year	784	657	777
Cash and cash equivalents at end of year	$767	$784	$657
Supplemental Disclosures of Cash Flow Information
Interest paid	$53	$53	$52
Income taxes paid	34	98	60
Noncash Activities
Conversion of securities	$—	$—	$5
Equipment acquired under finance lease obligations	14	21	14
Cashless exercise of stock options	9	5	7
Other assets and other liabilities	29	48	75

Accompanying Notes are an integral part of these Consolidated Financial Statements.

Cincinnati Financial Corporation - 2019 10-K - Page 132

Notes to Consolidated Financial Statements

NOTE 1 – Summary of Significant Accounting Policies

Nature of Operations
Cincinnati Financial Corporation (CFC) operates through The Cincinnati Insurance Company and Cincinnati Global Underwriting Ltd.SM (Cincinnati Global) insurance subsidiaries and two complementary subsidiary companies. Cincinnati Global was acquired effective February 28, 2019. Refer to Note 20, Acquisition, for additional information.

The Cincinnati Insurance Company leads our insurance group that also includes two subsidiaries: The Cincinnati Casualty Company and The Cincinnati Indemnity Company. This group markets a broad range of standard market commercial and personal policies. The group focuses on delivery of quality customer service to our select group of 1,796 independent insurance agencies with 2,458 reporting locations across 45 states. Other subsidiaries of The Cincinnati Insurance Company include: The Cincinnati Life Insurance Company, which markets life insurance and fixed annuities; and The Cincinnati Specialty Underwriters Insurance Company, which offers excess and surplus lines property casualty insurance products. The Cincinnati Insurance Company also conducts the business of our reinsurance assumed operations, Cincinnati ReSM.

The two CFC complementary subsidiaries are CSU Producer Resources Inc., which provides insurance brokerage services to our independent agencies so their clients can access our excess and surplus lines insurance products, and CFC Investment Company, which offers commercial leasing and financing services to our agents, their clients and other customers.

Basis of Presentation
Our consolidated financial statements include the accounts of the parent and its wholly owned subsidiaries and are presented in conformity with accounting principles generally accepted in the United States of America (GAAP). The consolidated financial statements include Cincinnati Global's results for the period from February 28, 2019, through December 31, 2019. Foreign exchange rates related to Cincinnati Global's operations did not have a material impact to our consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.

The preparation of the consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Our actual results could differ from those estimates.

Investments
Our portfolio investments are primarily in publicly traded fixed-maturity and equity security investments. Fixed-maturity investments (taxable bonds, tax-exempt bonds, redeemable preferred equities and commercial mortgage- backed securities) classified as available for sale and equity investments (common and nonredeemable preferred equities) are recorded at fair value in the consolidated financial statements. Beginning January 1, 2018, changes in fair value of equity securities are now reported in net income instead of other comprehensive income as stated below under ‘Adopted Accounting Updates’. The number of fixed-maturity securities with fair value below 100% of amortized cost can be expected to fluctuate as interest rates rise or fall. Because of our strong capital and long-term investment horizon, our general intent is to hold fixed-maturity investments until maturity, regardless of short-term fluctuations in fair values.

Impairment charges for fixed maturities are recorded for other-than-temporary declines in value if fair value is below amortized cost and, in the asset impairment committee’s judgment, the fair value is not expected to be recouped within a designated recovery period. Our invested asset impairment policy also states that fixed maturities with fair value below their amortized cost that the company (1) intends to sell or (2) more likely than not will be required to sell before recovery of their amortized cost basis are deemed to be other-than-temporarily impaired (OTTI). The amortized cost of any such securities is reduced to fair value as the new cost basis, and a realized loss is recorded in the period in which it is recognized. When these two criteria are not met, and the company believes that full collection of interest and/or principal is not likely, we determine the net present value of future cash flows by using the effective interest rate implicit in the security at the date of acquisition as the discount rate and compare that amount with the amortized cost and fair value of the security. The difference between the net present value of the expected future cash flows and amortized cost of the security is considered a credit loss and recognized as a

Cincinnati Financial Corporation - 2019 10-K - Page 133

realized loss in the period in which it occurred. The difference between the fair value and the net present value of the cash flows of the security, the noncredit loss, is recognized in other comprehensive income as an unrealized loss. We had no fixed-maturity securities with a noncredit loss for the years ended 2019, 2018 and 2017.

We include the noncredit portion of fixed-maturity OTTI charges and unrealized gains and losses on fixed-maturity investments, net of taxes, in shareholders’ equity as accumulated other comprehensive income (AOCI). Investment gains and losses are recognized in net income based on the trade date accounting method.

Included within our other invested assets were $71 million and $60 million of private equity investments, $32 million and $33 million of life policy loans and $29 million and $30 million of real estate through direct property ownership and development projects in the United States at December 31, 2019 and 2018, respectively. Other invested assets also included $164 million held on deposit at Lloyd's at December 31, 2019. Life policy loans are carried at the receivable value. The private equity investments provide their financial statements to us and generally report investments on their balance sheets at fair value. We use the equity method of accounting for private equity and real estate development investments. Lloyd's deposits are held as cash and cash equivalents.

Investment income, net of expenses, consists mainly of interest and dividends. We record interest on an accrual basis and record dividends at the ex-dividend date. We amortize premiums and discounts on fixed-maturity securities using the effective interest method over the expected life of the security.

Fair Value Disclosures
Fair value is defined as the exit price or the amount that would be (1) received to sell an asset or (2) paid to transfer a liability in an orderly transaction between marketplace participants at the measurement date. When determining an exit price, we rely upon observable market data whenever possible. We primarily base fair value for investments in equity and fixed-maturity securities (including redeemable preferred stock and assets held in separate accounts) on quoted market prices or on prices from the company’s nationally recognized pricing vendor, an outside resource that supplies global securities pricing, dividend, corporate action and descriptive information to support fund pricing, securities operations, research and portfolio management. The company obtains and reviews the pricing service’s valuation methodologies and related inputs and validates these prices by replicating a sample across each asset class using a discounted cash flow model. When a price is not available from these sources, as in the case of securities that are not publicly traded, we determine the fair value using various inputs including quotes from independent brokers. The fair value of investments not priced by the company’s nationally recognized pricing vendor is immaterial.

For the purpose of ASC 825 disclosure, we estimate the fair value of our long-term senior notes on market pricing of similar debt instruments that are actively trading. We estimate the fair value of our note payable on the year-end outstanding balance because it is short term and tied to a variable interest rate. We estimate the fair value of liabilities for investment contracts and annuities using discounted cash flow calculations across a wide range of economic interest rate scenarios with a provision for our nonperformance risk. We estimate the fair value for policyholder loans on insurance contracts using a discounted cash flow model. Determination of fair value for structured settlements assumes the discount rates used to calculate the present value of expected payments are the risk-free spot rates plus an A3 rated bond spread for financial issuers at December 31, 2019, to account for nonperformance risk. See Note 3, Fair Value Measurements, for further details.

Cash and Cash Equivalents
Cash and cash equivalents are highly liquid instruments that include liquid debt instruments with original maturities of less than three months. These are carried at cost, which approximates fair value.

Cincinnati Financial Corporation - 2019 10-K - Page 134

Property Casualty Insurance
The consolidated property casualty companies actively write property casualty insurance through independent agencies in 45 states. Our 10 largest states generated 54.8% and 58.4% of total earned premiums in 2019 and 2018, respectively. Ohio, our largest state, accounted for 15.1% and 15.9% of total earned premiums in 2019 and 2018, respectively. Illinois, Georgia, North Carolina, Indiana and Pennsylvania each accounted for between 4% and 6% of total earned premiums in 2019. Our largest single agency relationship accounted for approximately 1.3% of our total property casualty earned premiums in 2019. No aggregate agency relationship locations under a single ownership structure accounted for more than 4% of our total property casualty earned premiums in 2019. We record revenues for installment charges as fee revenues in the consolidated statements of income.

Property casualty written premiums are deferred and recorded as earned premiums primarily on a pro rata basis over the terms of the policies. We record as unearned premiums the portion of written premiums that applies to unexpired policy terms. Expenses associated with successfully acquiring insurance policies – commissions, premium taxes and underwriting costs – are deferred and amortized over the terms of the policies. We assess recoverability of deferred acquisition costs at a level consistent with the way we acquire, service and manage insurance policies and measure profitability. We analyze our acquisition cost assumptions to reflect actual experience, and we evaluate potential premium deficiencies.

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

Cincinnati Financial Corporation - 2019 10-K - Page 135

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

We capitalize acquisition costs associated with successfully acquiring universal life long-duration contracts. We charge these capitalized costs to expenses over the term of coverage of the contract in accordance with the recognition of gross profit from the contract or notional benefit base. When we charge deferred policy acquisition costs to expenses, we use assumptions based on our best estimates of long-term experience. We review and modify these assumptions on a regular basis.

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

We carry the assets of separate account BOLIs at fair value. The liabilities on separate account BOLIs primarily are the contract holders’ claims to the related assets and are carried at an amount equal to the contract holders’ account value. At December 31, 2019, the current fair value of the BOLI invested assets and cash exceeded the current fair value of the contract holders’ account value by approximately $52 million. At December 31, 2018, the current fair value of the contract holders' account value exceeded the current fair value of the BOLI invested assets and cash by approximately $3 million. If the BOLI projected fair value were to fall below the value we guaranteed, a liability would be established with a corresponding charge to the company’s earnings.

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

Cincinnati Financial Corporation - 2019 10-K - Page 136

Reinsurance
The Cincinnati Insurance Company offers reinsurance assumed for casualty (predominantly domestic exposure), specialty and property (worldwide exposure). Treaties are written on a pro rata and excess of loss basis. We also continue to assume risk with limited exposure as a reinsurer for involuntary state pools.

Written premium is recorded, net of contract specific retrocessions, on an ultimate estimate basis and primarily earned on a pro rata basis over the coverage period of the treaty. Expenses are recorded as per contract terms and deferred over the earning period of the premium.

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

Cincinnati Financial Corporation - 2019 10-K - Page 137

Land, Building and Equipment
We record land at cost, and record building and equipment at cost less accumulated depreciation. Equipment held under finance leases also is classified as property and equipment with the related lease obligations recorded as liabilities. We capitalize and amortize costs for internally developed computer software during the application development stage. These costs generally consist of external consulting, internal payroll and payroll-related costs. Our depreciation is based on estimated useful lives (ranging from three to 39.5 years) using straight-line and accelerated methods. Depreciation expense was $25 million for 2019, $31 million for 2018 and $28 million for 2017. We review our accumulated depreciation for our building, equipment and software assets and write off fully depreciated assets for obsolesce and nonuse. We monitor land, building and equipment and software assets for potential impairments. Potential impairments may include a significant decrease in the fair values of the assets, considerable cost overruns on projects, a change in legal factors or business climate or other factors that indicate that the carrying amount may not be recoverable or useful. There were no recorded land, building and equipment impairments for 2019, 2018 or 2017.

Finance Receivables
Our leasing subsidiary provides auto and equipment direct financing (leases and loans) to commercial and individual clients. We generally transfer ownership of the property to the client as the terms of the leases expire. Our lease contracts contain bargain purchase options. We account for these leases and loans as sales-type leases. We capitalize and amortize lease or loan origination costs over the life of the financing, using the effective interest method. These costs may include, but are not limited to finder fees, broker fees, filing fees and the cost of credit reports. We record income as other revenues over the financing term using the effective interest method in the consolidated statements of income. Finance receivables are reviewed for impairment and are insignificant to our consolidated financial position, results of operations and cash flows.

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

Share-Based Compensation
We grant qualified and nonqualified share-based compensation under authorized plans. The stock options generally vest on a graded scale over three years following the date of grant and are exercisable over 10-year periods. We grant service-based restricted stock units that cliff vest three years after the date of grant as well as service-based restricted stock units that vest ratably over the three-year vesting term. We also grant performance-based restricted stock units that vest if certain market conditions are attained. In 2019, the CFC compensation committee approved share-based awards including incentive stock options, nonqualified stock options, service-based restricted and performance-based restricted stock units. See Note 17, Share-Based Associate Compensation Plans, for further details.

Goodwill and Intangible Assets
We recognize goodwill and intangible assets generated through acquisitions within other assets in the consolidated balance sheets. Goodwill arises when the fair value of consideration transferred exceeds the fair value of the net identifiable assets acquired at the acquisition date. Goodwill and intangible assets with an indefinite life are not amortized. Intangible assets with a definite life are amortized on a straight-line basis over the estimated useful lives as follows: broker relationships, 15 years; internally developed technology, five years; value of business acquired, over the remaining coverage period of the underlying insurance contracts. We test for impairments on an annual basis or more frequently if events or circumstances indicate that the asset might be impaired. The company performed its annual impairment test on goodwill and intangibles on September 30, which did not result in the recognition of an impairment loss.

Subsequent Events
There were no subsequent events requiring adjustment to the consolidated financial statements or disclosure.

Cincinnati Financial Corporation - 2019 10-K - Page 138

Adopted Accounting Updates

ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 revised the accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The company adopted this ASU on January 1, 2018, and applied it on a modified retrospective basis without prior period amounts restated. As a result of the adoption, $2.503 billion of after-tax unrealized gains on equity securities was reclassified on January 1, 2018, from accumulated other comprehensive income to retained earnings. Results of operations were impacted as changes in fair value of equity securities are now reported in net income instead of reported in other comprehensive income. As a result of the adoption of this ASU, for the year ended December 31, 2018, the net investment loss of $402 million in the consolidated statements of income included a decrease of $404 million from the fair value change of equity securities.

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

Cincinnati Financial Corporation - 2019 10-K - Page 139

Pending Accounting Updates

ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. In addition, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, ASU 2019-04, Codification Improvements to Topic 326, ASU 2019-05, Targeted Transition Relief and ASU 2019-11, Codification Improvements to Topic 326. These ASU’s amend previous guidance on the impairment of financial instruments by adding an impairment model that allows an entity to recognize expected credit losses as an allowance rather than impairing as they are incurred. The new guidance is intended to reduce complexity of credit impairment models and result in a more timely recognition of expected credit losses. The guidance is effective for reporting periods beginning after December 15, 2019, and for most affected instruments must be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to beginning retained earnings. These ASU's have not yet been adopted; however, they will not have a material impact on our company's consolidated financial position, cash flows or results of operations.

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts
In August 2018, the FASB issued ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. ASU 2018-12 is intended to improve the timeliness of recognizing changes in the liability for future policy benefits and modify the rate used to discount future cash flows. The ASU will simplify and improve the accounting for certain market-based options or guarantees associated with deposit or account balance contracts, simplify amortization of deferred acquisition costs while improving and expanding required disclosures. In November 2019, the FASB issued ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date. ASU 2019-09 delays the effective date of ASU 2018-12 by one year to interim and annual reporting periods beginning after December 15, 2021. These ASU's have not yet been adopted. Management is currently evaluating the impact on our company's consolidated financial position, cash flows and results of operations.

Cincinnati Financial Corporation - 2019 10-K - Page 140

NOTE 2 – Investments
The following table provides amortized cost, gross unrealized gains, gross unrealized losses and fair value for our fixed-maturity securities:

(Dollars in millions)	Amortized cost	Gross unrealized		Fair value
At December 31, 2019		gains	losses
Fixed-maturity securities:
Corporate	$6,074	$332	$5	$6,401
States, municipalities and political subdivisions	4,477	252	1	4,728
Commercial mortgage-backed	290	11	—	301
Government-sponsored enterprises	137	—	1	136
United States government	102	2	—	104
Foreign government	28	—	—	28
Total	$11,108	$597	$7	$11,698
At December 31, 2018
Fixed-maturity securities:
Corporate	$5,712	$85	$87	$5,710
States, municipalities and political subdivisions	4,251	84	31	4,304
Commercial mortgage-backed	287	3	2	288
Government-sponsored enterprises	316	1	7	310
United States government	67	1	1	67
Foreign government	10	—	—	10
Total	$10,643	$174	$128	$10,689

The net unrealized investment gains in our fixed-maturity portfolio at December 31, 2019, are primarily the result of the continued low interest rate environment that increased the fair value of our fixed-maturity portfolio. Our commercial mortgage-backed securities had an average rating of Aa1/AA at December 31, 2019 and 2018.

The table below provides fair values and unrealized losses by investment category and by the duration of the securities’ continuous unrealized loss positions:

(Dollars in millions)	Less than 12 months		12 months or more		Total
At December 31, 2019	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed-maturity securities:
Corporate	$199	$2	$118	$3	$317	$5
States, municipalities and political subdivisions	98	1	10	—	108	1
Commercial mortgage-backed	6	—	—	—	6	—
Government-sponsored enterprises	26	1	51	—	77	1
United States government	—	—	4	—	4	—
Foreign government	11	—	—	—	11	—
Total	$340	$4	$183	$3	$523	$7
At December 31, 2018
Fixed-maturity securities:
Corporate	$2,082	$51	$501	$36	$2,583	$87
States, municipalities and political subdivisions	823	18	340	13	1,163	31
Commercial mortgage-backed	77	—	64	2	141	2
Government-sponsored enterprises	49	1	211	6	260	7
United States government	—	—	33	1	33	1
Total	$3,031	$70	$1,149	$58	$4,180	$128

Cincinnati Financial Corporation - 2019 10-K - Page 141

Contractual maturity dates for fixed-maturity investments were:

(Dollars in millions)	Amortized cost	Fair value	% of fair value
At December 31, 2019
Maturity dates:
Due in one year or less	$455	$459	3.9%
Due after one year through five years	3,180	3,302	28.2
Due after five years through ten years	3,792	4,011	34.3
Due after ten years	3,681	3,926	33.6
Total	$11,108	$11,698	100.0%

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

At December 31, 2019 and 2018, the company had fixed-maturity investments with a fair value of $117 million and $112 million, respectively, on deposit with various states in compliance with regulatory requirements. In addition, cash and fixed-maturity investments deposited with third parties used as collateral to secure liabilities on behalf of insureds, cedants and other creditors had a fair value of $95 million and $75 million at December 31, 2019 and 2018, respectively.

At December 31, 2019, Apple, Inc. (Nasdaq:AAPL), an equity holding, was our largest single investment holding with a fair value of $414 million, which was 5.5% of our publicly traded common equities portfolio and 2.1% of the total investment portfolio.

In the normal course of investing activities, the company enters into investments in limited partnerships, including private equity, real estate investments and asset-backed securities issued by third-parties. The company’s maximum exposure to loss with respect to these investments is limited to the investment carrying values included in the company’s consolidated balance sheets and any unfunded commitments.

Cincinnati Financial Corporation - 2019 10-K - Page 142

The following table provides investment income and investment gains and losses:

(Dollars in millions)	Years ended December 31,
	2019	2018	2017
Investment income:
Interest	$446	$445	$445
Dividends	201	181	170
Other	12	5	4
Total	659	631	619
Less investment expenses	13	12	10
Total	$646	$619	$609

Investment gains and losses, net:
Equity securities:
Investment gains and losses on securities sold, net	$26	$9	$—
Unrealized gains and losses on securities still held, net	1,626	(404)	—
Gross realized gains	—	—	195
Gross realized losses	—	—	(72)
Other-than-temporary impairments	—	—	(3)
Subtotal	1,652	(395)	120
Fixed maturities:
Gross realized gains	13	12	25
Gross realized losses	(3)	(2)	—
Other-than-temporary impairments	(9)	(5)	(6)
Subtotal	1	5	19

Other	(3)	(12)	9
Total	$1,650	$(402)	$148

For the years ended December 31, 2019, 2018 and 2017, there were no credit losses on fixed-maturity securities for which a portion of OTTI has been recognized in other comprehensive income.

During 2019, we other-than-temporarily impaired three securities. At December 31, 2019, 38 fixed-maturity investments with a total unrealized loss of $3 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity investments had fair values below 70% of amortized cost.

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

Cincinnati Financial Corporation - 2019 10-K - Page 143

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

Cincinnati Financial Corporation - 2019 10-K - Page 144

The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis at December 31, 2019 and 2018. We do not have any liabilities carried at fair value. There were no transfers between Level 1 and Level 2.

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)		Significant unobservable inputs (Level 3)
At December 31, 2019		Significant other observable inputs (Level 2)		Total
Fixed maturities, available for sale:
Corporate	$—	$6,401	$—	$6,401
States, municipalities and political subdivisions	—	4,728	—	4,728
Commercial mortgage-backed	—	301	—	301
Government-sponsored enterprises	—	136	—	136
United States Government	104	—	—	104
Foreign government	—	28	—	28
Subtotal	104	11,594	—	11,698
Common equities	7,518	—	—	7,518
Nonredeemable preferred equities	—	234	—	234
Separate accounts taxable fixed maturities	—	855	—	855
Top Hat savings plan mutual funds and common equity (included in Other assets)	45	—	—	45
Total	$7,667	$12,683	$—	$20,350

At December 31, 2018
Fixed maturities, available for sale:
Corporate	$—	$5,709	$1	$5,710
States, municipalities and political subdivisions	—	4,300	4	4,304
Commercial mortgage-backed	—	288	—	288
Government-sponsored enterprises	—	310	—	310
United States Government	67	—	—	67
Foreign government	—	10	—	10
Subtotal	67	10,617	5	10,689
Common equities	5,742	—	—	5,742
Nonredeemable preferred equities	—	178	—	178
Separate accounts taxable fixed maturities	—	791	—	791
Top Hat savings plan mutual funds and common equity (included in Other assets)	34	—	—	34
Total	$5,843	$11,586	$5	$17,434

We also held Level 1 cash and cash equivalents of $767 million and $784 million at December 31, 2019 and 2018, respectively. Level 3 assets reported at fair value in our consolidated financial statements are not material, and therefore no further disclosures are provided.

Cincinnati Financial Corporation - 2019 10-K - Page 145

Fair Value Disclosure for Assets and Liabilities Not Carried at Fair Value
The disclosures below are presented to provide information about the effects of current market conditions on financial instruments that are not reported at fair value in our consolidated financial statements.

The following table shows fair values of our note payable and long-term debt:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At December 31, 2019
Note payable	$—	$39	$—	$39
6.900% senior debentures, due 2028	—	34	—	34
6.920% senior debentures, due 2028	—	506	—	506
6.125% senior notes, due 2034	—	512	—	512
Total	$—	$1,091	$—	$1,091

At December 31, 2018
Note payable	$—	$32	$—	$32
6.900% senior debentures, due 2028	—	32	—	32
6.920% senior debentures, due 2028	—	471	—	471
6.125% senior notes, due 2034	—	440	—	440
Total	$—	$975	$—	$975

Fair value of the note payable was determined based upon the outstanding balance at December 31, 2019 and 2018, because it is short term and tied to a variable interest rate. Fair value of the long-term debt was determined under the fair value measurements and disclosure accounting rules based on market pricing of similar debt instruments that are actively trading. We determine fair value for our debt the same way that we value corporate fixed maturities in our investment portfolio. Fair value can vary with macroeconomic conditions. Regardless of the fluctuations in fair value, the outstanding principal amount of our long-term debt is $793 million at both December 31, 2019 and 2018. None of the long-term debt is encumbered by rating triggers. The note payable and long-term debt were classified as Level 2 as an active market does not exist, but fair value is determined based on observable inputs.

The following table shows the fair value of our life policy loans, included in other invested assets:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At December 31, 2019
Life policy loans	$—	$—	$44	$44

At December 31, 2018
Life policy loans	$—	$—	$40	$40

Outstanding principal and interest for these life policy loans totaled $32 million and $33 million at December 31, 2019 and 2018, respectively. To determine the fair value, we make the following significant assumptions: (1) the discount rates used to calculate the present value of expected payments are the risk-free spot rates, as nonperformance risk is minimal; and (2) the loan repayment rate by which policyholders pay off their loan balances is in line with past experience.

Cincinnati Financial Corporation - 2019 10-K - Page 146

The following table shows fair value of our deferred annuities and structured settlements included in life policy and investment contract reserves:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At December 31, 2019
Deferred annuities	$—	$—	$770	$770
Structured settlements	—	212	—	212
Total	$—	$212	$770	$982

At December 31, 2018
Deferred annuities	$—	$—	$742	$742
Structured settlements	—	185	—	185
Total	$—	$185	$742	$927

Recorded reserves for the deferred annuities were $760 million and $787 million at December 31, 2019 and 2018, respectively. Recorded reserves for the structured settlements were $151 million and $156 million at December 31, 2019 and 2018, respectively.

Fair values for deferred annuities were calculated based upon internally developed models because active markets and observable inputs do not exist. To determine the fair value, we made the following significant assumptions: (1) the discount rates used to calculate the present value of expected payments are the risk-free spot rates plus an A3 rated bond spread for financial issuers at December 31, 2019 and 2018, to account for nonperformance risk; (2) the rate of interest credited to policyholders is the portfolio net earned interest rate less a spread for expenses and profit; and (3) additional lapses occur when the credited interest rate is exceeded by an assumed competitor credited rate, which is a function of the risk-free rate of the economic scenario being modeled.

Fair values for structured settlements were calculated based on internally developed models which assume the discount rates used to calculate the present value of expected payments are the risk-free spot rates plus an A3 rated bond spread for financial issuers at December 31, 2019 and 2018, to account for nonperformance risk. The structured settlements were classified as Level 2 as an active market does not exist, but fair value is based on observable inputs.
Cincinnati Financial Corporation - 2019 10-K - Page 147

NOTE 4 – Property Casualty Loss and Loss Expenses
We use actuarial methods, models, assumptions and judgment to estimate, as of a financial statement date, the property casualty loss and loss expense reserves required to pay for and settle all outstanding insured claims, including incurred but not reported (IBNR) claims, as of that date. The actuarial estimate is subject to review and adjustment by an inter-departmental committee that includes actuarial, claims, underwriting, loss prevention and finance management. This committee is familiar with relevant company and industry business, claims and underwriting trends, as well as general economic and legal trends that could affect future loss and loss expense payments. The amount we will actually have to pay for claims can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate.

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

Our claims representatives establish case reserves when claims are reported to provide for our unpaid loss and loss expense obligation associated with individual claims.

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

This table summarizes activity for our consolidated property casualty loss and loss expense reserves:

(Dollars in millions)	Years ended December 31,
	2019	2018	2017
Gross loss and loss expense reserves, January 1	$5,646	$5,219	$5,035
Less reinsurance recoverable	238	187	298
Net loss and loss expense reserves, January 1	5,408	5,032	4,737

Net loss and loss expense reserves related to acquisition of Cincinnati Global at February 28, 2019	246	—	—

Net incurred loss and loss expenses related to:
Current accident year	3,600	3,390	3,257
Prior accident years	(248)	(167)	(119)
Total incurred	3,352	3,223	3,138
Net paid loss and loss expenses related to:
Current accident year	1,462	1,391	1,404
Prior accident years	1,798	1,456	1,439
Total paid	3,260	2,847	2,843

Net loss and loss expense reserves, December 31	5,746	5,408	5,032
Plus reinsurance recoverable	342	238	187
Gross loss and loss expense reserves, December 31	$6,088	$5,646	$5,219

Cincinnati Financial Corporation - 2019 10-K - Page 148

In 2019, 2018 and 2017, the reserve for loss and loss expense in the consolidated balance sheets also included $59 million, $61 million and $54 million, respectively, for certain life and health loss and loss expense reserves. Additional disclosures for reserves related to these health claims are not material and therefore not provided.

During 2019, we experienced $248 million of favorable development on prior accident years including $192 million of favorable development in commercial lines, $27 million of favorable development in personal lines and $11 million of favorable development in excess and surplus lines. Within commercial lines, we recognized favorable development of $78 million for the commercial casualty line, $77 million for the workers' compensation line, $25 million for the commercial property line and $6 million for the commercial auto line due to reduced uncertainty of prior accident year loss and loss expense for these lines. Within personal lines, we recognized favorable reserve development of $26 million in personal auto. We recognized unfavorable reserve development of $11 million for the homeowner line of business due primarily to higher-than-anticipated loss development on known claims.

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

During 2017, we experienced $119 million of favorable development on prior accident years including $73 million of favorable development in commercial lines, $14 million of favorable development in personal lines, $29 million of favorable development in excess and surplus lines and $3 million of favorable development in our reinsurance assumed operations. We recognized favorable development of $54 million for the workers’ compensation line, $33 million for the commercial property line and $30 million for the other commercial lines due to reduced uncertainty of prior accident year loss and loss expense for these lines. We recognized unfavorable reserve development of $33 million for the commercial auto line due to higher loss cost effects in recent accident years, resulting in an increase of our reserve estimate for claims that have not yet been settled. Commercial casualty developed unfavorably by $11 million due to paid losses or re-estimates of case reserves at higher than expected levels.

Included in our lines of business are asbestos and environmental claims. We carried $85 million and $89 million of net loss and loss expense reserves for asbestos and environmental claims at December 31, 2019 and 2018, respectively. The asbestos and environmental claims amounts for each respective year constituted less than 2.0% of total net loss and loss expense reserves at these year-end dates. We believe our exposure to asbestos and environmental claims is limited, largely because our reinsurance retention was $500,000 or below prior to 1987. We also were predominantly a personal lines company in the 1960s and 1970s. During the 1980s and early 1990s, commercial lines grew as a percentage of our overall business and our exposure to asbestos and environmental claims grew accordingly. Over that period, we included an asbestos and environmental exclusion in almost all policies or endorsed the exclusion to the policies. We have no exposure to asbestos and environmental claims with our recent acquisition of Cincinnati Global. We continue to monitor our claims for evidence of material exposure to other mass tort classes but have found no such credible evidence to date.

Cincinnati Financial Corporation - 2019 10-K - Page 149

The following table provides a reconciliation of the property casualty incurred losses and allocated loss adjustment expenses (ALAE) development and paid losses and ALAE development information at December 31, 2019.

(Dollars in millions)	Cumulative incurred losses and ALAE as reported within the triangles, net of reinsurance	Cumulative paid losses and ALAE as reported within the triangles, net of reinsurance	Liabilities for loss and ALAE for accident years not presented in the triangles, net of reinsurance	Total liabilities for loss and ALAE, net of reinsurance	Reinsurance recoverable on unpaid losses	Total liabilities for gross loss and loss expense reserves

Commercial casualty	$4,910	$2,863	$88	$2,135	$30	$2,165
Workers' compensation	2,061	1,433	295	923	64	987
Commercial auto	2,200	1,566	15	649	5	654
Commercial property	2,739	2,469	13	283	111	394
Personal auto	1,933	1,659	6	280	33	313
Homeowner	1,779	1,621	2	160	21	181
Excess and surplus	658	333	1	326	8	334
Other lines						771
Total liabilities for loss and ALAE reserves						5,799
Unallocated loss adjustment expense reserves						289
Gross loss and loss expense reserves						$6,088

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

In the following tables, commercial casualty and workers' compensation each disclose 10 accident years of loss and ALAE reserves and cumulative number of reported claims. Commercial auto, commercial property, personal auto and homeowner each disclose five accident years of loss and ALAE reserves and cumulative number of reported claims as each of these lines have five year cumulative average annual percentage payouts of approximately 95% or higher. The excess and surplus lines began operations in 2008 with earned premiums and loss and ALAE reserves being immaterial prior to 2011. Accordingly, we disclosed nine accident years of loss and ALAE reserves and cumulative number of reported claims for the excess and surplus lines, and will disclose additional accident years in subsequent annual filings, not to exceed 10 years.

Cincinnati Financial Corporation - 2019 10-K - Page 150

Commercial Casualty
The following table shows the commercial casualty incurred and paid losses and ALAE development by accident year. The table also shows the IBNR reserves plus expected development on reported losses and claim frequency:

(Dollars in millions, reported claims in thousands)											As of December 31, 2019
Incurred losses and ALAE, net of reinsurance for the years ended December 31,											Total of incurred but not reported liabilities plus expected development on reported losses	Cumulative number of reported claims

Accident	Unaudited
Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$495	$394	$378	$349	$347	$348	$349	$343	$341	$336	$11	20
2011		466	404	377	377	375	380	366	365	368	11	19
2012			466	414	417	394	394	404	399	397	14	18
2013				448	443	431	416	413	407	391	31	20
2014					503	496	479	476	479	465	34	21
2015						533	526	529	516	508	78	21
2016							563	574	557	555	120	21
2017								610	597	577	160	20
2018									650	641	272	20
2019										672	440	15
Total										$4,910

Cumulative paid losses and ALAE, net of reinsurance
2010	$33	$92	$159	$203	$256	$285	$300	$314	$318	$321
2011		27	93	149	227	266	298	315	325	337
2012			27	88	170	232	288	330	346	364
2013				35	90	159	232	286	312	337
2014					34	97	172	287	338	390
2015						38	108	200	287	362
2016							46	126	228	331
2017								48	122	234
2018									44	148
2019										39
Total										2,863
All outstanding liabilities before 2010, net of reinsurance										88
Liabilities for loss and ALAE, net of reinsurance										$2,135

The following table shows the average annual percentage payout of incurred losses for the commercial casualty line of business:

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Average annual percentage payout	7.8%	15.0%	18.2%	18.4%	13.3%	9.1%	4.8%	3.9%	2.2%	0.8%

Cincinnati Financial Corporation - 2019 10-K - Page 151

Workers’ Compensation
The following table shows the workers’ compensation incurred and paid losses and ALAE development by accident year. The table also shows the IBNR reserves plus expected development on reported losses and claim frequency:

(Dollars in millions, reported claims in thousands)											As of December 31, 2019
Incurred losses and ALAE, net of reinsurance for the years ended December 31,											Total of incurred but not reported liabilities plus expected development on reported losses	Cumulative number of reported claims

Accident	Unaudited
Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$283	$274	$248	$242	$240	$239	$240	$237	$236	$237	$19	26
2011		284	251	246	242	239	236	231	229	228	17	24
2012			265	245	234	220	213	211	209	208	21	21
2013				264	246	221	212	208	205	202	16	20
2014					261	233	214	203	201	198	18	19
2015						246	220	208	195	179	33	17
2016							230	218	206	188	31	16
2017								218	208	190	56	15
2018									222	207	65	15
2019										224	90	13
Total										$2,061

Cumulative paid losses and ALAE, net of reinsurance
2010	$67	$134	$164	$181	$192	$198	$202	$204	$207	$209
2011		65	131	161	177	186	190	192	195	197
2012			62	121	147	162	171	175	178	180
2013				61	119	144	157	164	168	170
2014					56	110	134	148	157	162
2015						47	93	115	129	134
2016							46	97	119	131
2017								45	88	106
2018									48	95
2019										49
Total										1,433
All outstanding liabilities before 2010, net of reinsurance										295
Liabilities for loss and ALAE, net of reinsurance										$923

The following table shows the average annual percentage payout of incurred losses for the workers’ compensation line of business:

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Average annual percentage payout	26.4%	26.7%	12.0%	7.0%	3.9%	2.2%	1.3%	1.0%	1.2%	0.8%

Cincinnati Financial Corporation - 2019 10-K - Page 152

Commercial Auto
The following table shows the commercial auto incurred and paid losses and ALAE development by accident year. The table also shows the IBNR reserves plus expected development on reported losses and claim frequency:

(Dollars in millions, reported claims in thousands)						As of December 31, 2019
Incurred losses and ALAE, net of reinsurance for the years ended December 31,						Total of incurred but not reported liabilities plus expected development on reported losses	Cumulative number of reported claims

Accident	Unaudited
Year	2015	2016	2017	2018	2019
2015	$374	$384	$394	$401	$400	$3	51
2016		417	430	450	463	7	53
2017			451	441	443	27	51
2018				453	442	72	49
2019					452	133	42
Total					$2,200

Cumulative paid losses and ALAE, net of reinsurance
2015	$173	$244	$303	$349	$375
2016		184	273	350	408
2017			187	266	334
2018				184	266
2019					183
Total					1,566
All outstanding liabilities before 2015, net of reinsurance					15
Liabilities for loss and ALAE, net of reinsurance					$649

The following table shows the average annual percentage payout of incurred losses for the commercial auto line of business. Commercial auto includes both physical damage and liability losses. A majority of the incurred losses paid after year 2 are the result of liability losses.

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)
Years	1	2	3	4	5
Average annual percentage payout	41.4%	18.4%	15.5%	12.1%	6.3%

Cincinnati Financial Corporation - 2019 10-K - Page 153

Commercial Property
The following table shows the commercial property incurred and paid losses and ALAE development by accident year. The table also shows the IBNR reserves plus expected development on reported losses and claim frequency:

(Dollars in millions, reported claims in thousands)						As of December 31, 2019
Incurred losses and ALAE, net of reinsurance for the years ended December 31,						Total of incurred but not reported liabilities plus expected development on reported losses	Cumulative number of reported claims

Accident	Unaudited
Year	2015	2016	2017	2018	2019
2015	$454	$414	$416	$415	$414	$2	17
2016		590	551	541	545	4	17
2017			587	560	556	5	18
2018				630	603	9	18
2019					621	22	15
Total					$2,739

Cumulative paid losses and ALAE, net of reinsurance
2015	$279	$388	$407	$411	$411
2016		358	504	528	539
2017			395	522	547
2018				386	559
2019					413
Total					2,469
All outstanding liabilities before 2015, net of reinsurance					13
Liabilities for loss and ALAE, net of reinsurance					$283

The following table shows the average annual percentage payout of incurred losses for the commercial property line of business:

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)
Years	1	2	3	4	5
Average annual percentage payout	66.9%	26.2%	4.5%	1.5%	0.1%

Cincinnati Financial Corporation - 2019 10-K - Page 154

Personal Auto
The following table shows the personal auto incurred and paid losses and ALAE development by accident year. The table also shows the IBNR reserves plus expected development on reported losses and claim frequency:

(Dollars in millions, reported claims in thousands)						As of December 31, 2019
Incurred losses and ALAE, net of reinsurance for the years ended December 31,						Total of incurred but not reported liabilities plus expected development on reported losses	Cumulative number of reported claims

Accident	Unaudited
Year	2015	2016	2017	2018	2019
2015	$343	$356	$356	$360	$361	$—	108
2016		383	384	386	384	—	110
2017			412	394	391	—	109
2018				424	398	18	111
2019					399	54	96
Total					$1,933

Cumulative paid losses and ALAE, net of reinsurance
2015	$229	$292	$325	$346	$354
2016		243	316	351	370
2017			256	324	358
2018				262	327
2019					250
Total					1,659
All outstanding liabilities before 2015 net of reinsurance					6
Liabilities for loss and ALAE, net of reinsurance					$280

The following table shows the average annual percentage payout of incurred losses for the personal auto line of business. Personal auto includes both physical damage and liability losses. A majority of the incurred losses paid after year 2 are the result of liability losses.

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)
Years	1	2	3	4	5
Average annual percentage payout	64.2%	17.4%	9.1%	5.4%	2.4%

Cincinnati Financial Corporation - 2019 10-K - Page 155

Homeowner
The following table shows the homeowner incurred and paid losses and ALAE development by accident year. The table also shows the IBNR reserves plus expected development on reported losses and claim frequency:

(Dollars in millions, reported claims in thousands)						As of December 31, 2019
Incurred losses and ALAE, net of reinsurance for the years ended December 31,						Total of incurred but not reported liabilities plus expected development on reported losses	Cumulative number of reported claims

Accident	Unaudited
Year	2015	2016	2017	2018	2019
2015	$284	$275	$275	$274	$274	$—	24
2016		315	304	303	302	—	23
2017			356	383	385	1	26
2018				370	386	6	23
2019					432	39	20
Total					$1,779

Cumulative paid losses and ALAE, net of reinsurance
2015	$203	$260	$269	$272	$273
2016		208	283	295	299
2017			277	356	378
2018				268	368
2019					303
Total					1,621
All outstanding liabilities before 2015, net of reinsurance					2
Liabilities for loss and ALAE, net of reinsurance					$160

The following table shows the average annual percentage payout of incurred losses for the homeowner line of business:

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)
Years	1	2	3	4	5
Average annual percentage payout	70.9%	23.0%	4.4%	1.2%	0.3%

Cincinnati Financial Corporation - 2019 10-K - Page 156

Excess and Surplus Lines
The following table shows the excess and surplus lines incurred and paid losses and ALAE development by accident year. The table also shows the IBNR reserves plus expected development on reported losses and claim frequency:

(Dollars in millions, reported claims in thousands)										As of December 31, 2019
Incurred losses and ALAE, net of reinsurance for the years ended December 31,										Total of incurred but not reported liabilities plus expected development on reported losses	Cumulative number of reported claims

Accident	Unaudited
Year	2011	2012	2013	2014	2015	2016	2017	2018	2019
2011	$48	$47	$44	$38	$36	$35	$35	$34	$34	$—	1
2012		67	56	49	40	37	36	35	36	1	1
2013			74	64	54	45	42	41	41	1	2
2014				95	82	75	64	60	59	6	2
2015					96	81	73	67	65	8	2
2016						93	87	84	82	14	3
2017							104	95	95	26	3
2018								116	109	44	3
2019									137	83	2
Total									$658

Cumulative paid losses and ALAE, net of reinsurance
2011	$8	$14	$23	$27	$30	$32	$34	$33	$33
2012		9	15	19	25	29	31	32	33
2013			7	12	20	27	32	34	37
2014				9	17	27	37	43	48
2015					8	19	29	41	51
2016						10	21	39	51
2017							11	23	41
2018								11	26
2019									13
Total									333
All outstanding liabilities before 2011, net of reinsurance									1
Liabilities for loss and ALAE, net of reinsurance									$326

The following table shows the average annual percentage payout of incurred losses for the excess and surplus lines insurance segment. Excess and surplus lines consist mostly of commercial casualty and commercial property coverages. A majority of the incurred losses paid after year 2 are the result of commercial casualty losses.

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8	9
Average annual percentage payout	15.3%	14.4%	19.1%	15.5%	11.6%	7.2%	3.3%	1.3%	0.8%

Cincinnati Financial Corporation - 2019 10-K - Page 157

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

This table summarizes our life policy and investment contract reserves:

(Dollars in millions)	At December 31,
	2019	2018
Life policy reserves:
Ordinary/traditional life	$1,226	$1,149
Other	50	48
Subtotal	1,276	1,197
Investment contract reserves:
Deferred annuities	760	787
Universal life	640	632
Structured settlements	151	156
Other	8	7
Subtotal	1,559	1,582
Total life policy and investment contract reserves	$2,835	$2,779

Cincinnati Financial Corporation - 2019 10-K - Page 158

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

(Dollars in millions)	Years ended December 31,
	2019	2018	2017
Property casualty:
Deferred policy acquisition costs asset, January 1	$464	$438	$408
Capitalized deferred policy acquisition costs	1,034	933	897
Amortized deferred policy acquisition costs	(986)	(907)	(867)
Deferred policy acquisition costs asset, December 31	$512	$464	$438

Life:
Deferred policy acquisition costs asset, January 1	$274	$232	$229
Capitalized deferred policy acquisition costs	61	60	51
Amortized deferred policy acquisition costs	(48)	(39)	(46)
Shadow deferred policy acquisition costs	(25)	21	(2)
Deferred policy acquisition costs asset, December 31	$262	$274	$232

Consolidated:
Deferred policy acquisition costs asset, January 1	$738	$670	$637
Capitalized deferred policy acquisition costs	1,095	993	948
Amortized deferred policy acquisition costs	(1,034)	(946)	(913)
Shadow deferred policy acquisition costs	(25)	21	(2)
Deferred policy acquisition costs asset, December 31	$774	$738	$670

No premium deficiencies were recorded in the consolidated statements of income in 2019, 2018 and 2017, as the sum of the anticipated loss and loss expenses, policyholder dividends and unamortized deferred acquisition expenses did not exceed the related unearned premiums and anticipated investment income.

Cincinnati Financial Corporation - 2019 10-K - Page 159

NOTE 7 – Note Payable
We have one line of credit through multiple commercial banks that was due to expire May 13, 2019. Effective February 4, 2019, we extended our unsecured revolving credit facility for five years, amending the expiration to February 4, 2024, with the option of two one-year extensions. The borrowing capacity was increased to $300 million from $225 million with an additional $300 million accordion feature. Terms and conditions are similar to the former agreement except the net worth covenant has been eliminated and the debt-to-total capital maximum shall not exceed 35%. On December 6, 2019, we exercised our option to extend the term of the line of credit one year to February 4, 2025. We had no compensating balance requirements on short-term debt for either 2019 or 2018. At December 31, 2019 and 2018, $39 million and $32 million was drawn on the line of credit, respectively. The interest rate charged on our borrowings on this credit agreement ranged from 2.59% to 3.41% during 2019 and ranged from 2.45% to 4.75% during 2018. In addition, we have letters of credit related to our Cincinnati Re and Cincinnati Global operations with no amounts drawn at December 31, 2019 and 2018.

Cincinnati Financial Corporation - 2019 10-K - Page 160

NOTE 8 – Long-Term Debt and Lease Obligations
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

The finance lease term for equipment and autos is 3 to 6 years while the operating lease term for real estate properties is typically 5 years. Lease obligations totaled $57 million and $46 million in 2019 and 2018, respectively. Included in the consolidated balance sheet lease obligations is a net $1 million for interest and remaining lease residual values for finance leases we expect to pay. Below are the expected lease obligations we expect to pay through years 2025 and thereafter:

(Dollars in millions)	Years ended December 31,
	2020	2021	2022	2023	2024	2025 and thereafter
Finance lease obligations	$14	$10	$8	$6	$3	$1
Operating lease obligations	5	2	2	2	1	3
Total lease obligations	$19	$12	$10	$8	$4	$4

The following table provides lease cost and other information for the year ended December 31, 2019:

(Dollars in millions)
2019
Lease cost:
Finance lease cost	$9
Operating lease cost	4
Total lease cost	$13

Other information finance leases:
Finance cash outflows	$15
Weighted average discount rate	2.96%
Weighted average remaining lease term in years	3.65

Other information operating leases:
Operating cash outflows	$8
Weighted average discount rate	3.69%
Weighted average remaining lease term in years	4.71

Cincinnati Financial Corporation - 2019 10-K - Page 161

NOTE 9 – Shareholders’ Equity and Dividend Restrictions
Declared cash dividends per share were $2.24, $2.12 and $2.50 for the years ended December 31, 2019, 2018 and 2017, respectively.

Our lead insurance subsidiary, The Cincinnati Insurance Company, paid dividends to the parent company of $625 million in 2019, $500 million in 2018 and $465 million in 2017. State regulatory requirements restrict the dividends insurance subsidiaries can pay. Generally, the most our lead insurance subsidiary can pay without prior regulatory approval is the greater of 10% of statutory capital and surplus or 100% of statutory net income for the prior calendar year. Dividends exceeding these limitations may be paid only with approval of the insurance department of the domiciliary state. During 2020, the total that our lead insurance subsidiary may pay in dividends is approximately $562 million.

Dividend payments from Cincinnati Global to the parent company are subject to regulation by UK law. Cincinnati Global paid no dividends to the parent company in 2019.

Accumulated Other Comprehensive Income
The table below shows beginning and end of year accumulated other comprehensive income (AOCI) for investments, pension obligations, life deferred acquisition costs, life policy reserves and other. The changes from the beginning of year to the end of year are the result of changes to other comprehensive income or loss (OCI).

Cincinnati Financial Corporation - 2019 10-K - Page 162

(Dollars in millions)	2019			2018			2017
	Before tax	Income tax	Net	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, January 1	$46	$9	$37	$3,540	$733	$2,807	$2,625	$908	$1,717
Cumulative effect of change in accounting for equity securities as of January 1, 2018	—	—	—	(3,155)	(652)	(2,503)	—	—	—
Adjusted AOCI, beginning of period	46	9	37	385	81	304	2,625	908	1,717
OCI before investment gains and losses, net, recognized in net income	545	115	430	(334)	(71)	(263)	1,054	366	688
Investment gains and losses, net, recognized in net income	(1)	(1)	—	(5)	(1)	(4)	(139)	(49)	(90)
OCI	544	114	430	(339)	(72)	(267)	915	317	598
Adjustment to reclassify certain tax effects from AOCI	—	—	—	—	—	—	—	(492)	492
AOCI, December 31	$590	$123	$467	$46	$9	$37	$3,540	$733	$2,807

Pension obligations:
AOCI, January 1	$(16)	$(2)	$(14)	$(12)	$(1)	$(11)	$(26)	$(8)	$(18)
OCI excluding amortization recognized in net income	6	2	4	(5)	(1)	(4)	12	6	6
Amortization recognized in net income	1	—	1	1	—	1	2	1	1
OCI	7	2	5	(4)	(1)	(3)	14	7	7
AOCI, December 31	$(9)	$—	$(9)	$(16)	$(2)	$(14)	$(12)	$(1)	$(11)

Life deferred acquisition costs, life policy reserves and other:
AOCI, January 1	$(1)	$—	$(1)	$(10)	$(2)	$(8)	$(9)	$(3)	$(6)
OCI before investment gains and losses, net, recognized in net income	(15)	(3)	(12)	(3)	(1)	(2)	8	5	3
Investment gains and losses, net, recognized in net income	3	—	3	12	3	9	(9)	(4)	(5)
OCI	(12)	(3)	(9)	9	2	7	(1)	1	(2)
AOCI, December 31	$(13)	$(3)	$(10)	$(1)	$—	$(1)	$(10)	$(2)	$(8)

Summary of AOCI:
AOCI, January 1	$29	$7	$22	$3,518	$730	$2,788	$2,590	$897	$1,693
Cumulative effect of change in accounting for equity securities as of January 1, 2018	—	—	—	(3,155)	(652)	(2,503)	—	—	—
Adjusted AOCI, beginning of period	29	7	22	363	78	285	2,590	897	1,693
Investments OCI	544	114	430	(339)	(72)	(267)	915	317	598
Pension obligations OCI	7	2	5	(4)	(1)	(3)	14	7	7
Life deferred acquisition costs, life policy reserves and other OCI	(12)	(3)	(9)	9	2	7	(1)	1	(2)
Total OCI	539	113	426	(334)	(71)	(263)	928	325	603
Adjustment to reclassify certain tax effects from AOCI	—	—	—	—	—	—	—	(492)	492
AOCI, December 31	$568	$120	$448	$29	$7	$22	$3,518	$730	$2,788

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

Cincinnati Financial Corporation - 2019 10-K - Page 163

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

The table below summarizes our consolidated property casualty insurance net written premiums, earned premiums and incurred loss and loss expenses:

(Dollars in millions)	Years ended December 31,
	2019	2018	2017
Direct written premiums	$5,477	$5,018	$4,854
Assumed written premiums	244	173	125
Ceded written premiums	(205)	(161)	(139)
Net written premiums	$5,516	$5,030	$4,840

Direct earned premiums	$5,340	$4,931	$4,752
Assumed earned premiums	199	149	132
Ceded earned premiums	(205)	(160)	(162)
Earned premiums	$5,334	$4,920	$4,722

Direct incurred loss and loss expenses	$3,402	$3,188	$2,961
Assumed incurred loss and loss expenses	117	125	113
Ceded incurred loss and loss expenses	(167)	(90)	64
Incurred loss and loss expenses	$3,352	$3,223	$3,138

Our life insurance company purchases reinsurance for protection of a portion of risks that are written. Primary components of our life reinsurance program include individual mortality coverage, aggregate catastrophe and accidental death coverage in excess of certain deductibles.

The table below summarizes our consolidated life insurance earned premiums and contract holders' benefits incurred:

(Dollars in millions)	Years ended December 31,
	2019	2018	2017
Direct earned premiums	$341	$320	$300
Ceded earned premiums	(71)	(70)	(68)
Earned premiums	$270	$250	$232

Direct contract holders' benefits incurred	$359	$328	$319
Ceded contract holders' benefits incurred	(73)	(61)	(67)
Contract holders' benefits incurred	$286	$267	$252

The ceded benefits incurred can vary depending on the type of life insurance policy held and the year the policy was issued.

Cincinnati Financial Corporation - 2019 10-K - Page 164

NOTE 11 – Income Taxes
The significant components of deferred tax assets and liabilities included in the consolidated balance sheets at December 31 were as follows:

(Dollars in millions)	At December 31,
	2019	2018
Deferred tax assets:
Loss and loss expense reserves	$66	$60
Unearned premiums	113	105
Deferred international earnings	51	—
Other	39	33
Deferred tax assets before valuation allowance	269	198
Valuation allowance for international operations	41	—
Deferred tax assets net of valuation allowance	228	198
Deferred tax liabilities:
Investment gains and other, net	995	542
Deferred acquisition costs	139	131
Life policy reserves	120	117
Investments	23	18
Other	30	17
Total gross deferred tax liabilities	1,307	825
Net deferred income tax liability	$1,079	$627

Deferred tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount recognized for tax purposes.

Deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized. After considering all positive and negative evidence of taxable income in the carryback and carryforward periods as permitted by law, we believe it is more likely than not that all of the deferred tax asset on our U.S. domestic operations will be realized. As a result, we have no valuation allowance as of December 31, 2019 and 2018 for our U.S. domestic operations. As more fully discussed below, we do carry a valuation allowance on the deferred tax assets related to Cincinnati Global, which we acquired in 2019.

For financial reporting purposes, income before income taxes includes the following components:

(Dollars in millions)	For the years ended December 31,
	2019	2018	2017
United States	$2,440	$251	$730
International	32	—	—
Total income before income taxes	$2,472	$251	$730

Cincinnati Financial Corporation - 2019 10-K - Page 165

The provision (benefit) for income taxes consists of:

(Dollars in millions)	For the years ended December 31,
	2019	2018	2017
Provision (benefit) for income taxes:
Current – United States federal	$137	$11	$129
International	(5)	—	—
Total current	132	11	129
Deferred – United States federal	338	(47)	(444)
International	5	—	—
Total deferred	343	(47)	(444)
Total provision (benefit) for income taxes	$475	$(36)	$(315)

The differences between the 21% and 35% statutory federal income tax rate and our effective income tax rate were as follows:

(Dollars in millions)	Years ended December 31,
	2019		2018		2017
Tax at statutory rate:	$519	21.0%	$53	21.0%	$256	35.0%
Increase (decrease) resulting from:
Tax-exempt income from municipal bonds	(19)	(0.8)	(20)	(8.0)	(36)	(4.9)
Dividend received exclusion	(16)	(0.6)	(15)	(6.0)	(34)	(4.7)
Tax accounting method changes	—	—	(50)	(19.9)	—	—
Deferred tax benefit due to tax rate change	—	—	—	—	(495)	(67.8)
Other	(9)	(0.4)	(4)	(1.4)	(6)	(0.8)
Provision (benefit) for income taxes	$475	19.2%	$(36)	(14.3)%	$(315)	(43.2)%

In 2018, we received approval from the IRS to change our method of tax accounting for certain items applicable for the 2017 tax year and tax return, primarily related to the valuation of our tax basis unpaid losses. Accounting guidance does not allow recognition of the impact of certain tax accounting method changes until approved by the IRS. As a result, we recognized a $50 million income tax benefit in 2018 for the difference between the current 21% tax rate and the 2017 tax rate of 35% for the related items. This reduced our effective tax rate by 19.9% for the year ended December 31, 2018.

On December 22, 2017, the Tax Cuts and Jobs Act (Tax Act) was enacted and represented one of the most comprehensive changes in U.S. corporate income taxation since 1986. The Tax Act revised the U.S. corporate income tax by lowering the corporate income tax rate from a top marginal rate of 35% to a flat rate of 21%. In addition to lowering tax rates, changes were made to the amount of the dividends received deduction and the required proration addback for qualified dividend income and tax exempt municipal interest. The Tax Act was effective January 1, 2018. The reduction in corporate income tax rate decreased our net deferred tax liability as of December 22, 2017, by $495 million. The effect of the rate change was recorded as a one-time noncash benefit to income tax expense in our consolidated statements of income for the year ended December 31, 2017. This benefit results from re-measuring our net deferred tax liability at the newly enacted corporate income tax rate of 21% (the rate at which the deferred items are expected to be reversed) versus the 35% rate at which the net deferred tax benefits were previously carried. Of this $495 million benefit, $492 million relates to net unrealized gains on investments and other AOCI amounts. The remainder relates to differences in the recognition of deferred acquisition costs, unearned premiums, insurance reserves and basis differences in the carrying value of investments held.

Cincinnati Financial Corporation - 2019 10-K - Page 166

The provision for federal income taxes is based upon the filing of a consolidated income tax return for the company and its domestic subsidiaries within the United States. As of December 31, 2019, 2018 and 2017, we have no operating loss carryforwards in the United States. The life group operating loss carryforward from our 2017 tax year was fully utilized in our 2018 tax year resulting in a tax benefit of less than one million. For the years ended December 31, 2019, 2018 and 2017, we have no capital loss carryforwards in the United States. As more fully discussed below, Cincinnati Global which we acquired in 2019, has operating loss carryforwards in the United Kingdom.

Unrecognized Tax Benefits
As of December 31, 2019 and 2018, we had a gross unrecognized tax benefit of $34 million. We carried no amounts for unrecognized tax benefits for the year ended December 31, 2017. The following is a tabular reconciliation of the total amounts of unrecognized tax benefits.

(Dollars in millions)	Years ended December 31,
	2019	2018	2017
Gross unrecognized tax benefits at January 1	$34	$—	$—
Gross increase in prior year positions	—	—	—
Gross decrease in prior year positions	—	—	—
Gross increase in current year positions	—	34	—
Settlements with tax authorities	—	—	—
Lapse of statute of limitations	—	—	—
Gross unrecognized tax benefits at December 31	$34	$34	$—

The unrecognized tax benefit liability is carried in other liabilities in the consolidated balance sheets. Included in the unrecognized tax benefit liability as of December 31, 2019 is $34 million, if recognized, would affect the effective tax rate. Although no interest and penalties currently are accrued, if incurred, they would be recognized as a component of income tax expense. We do not expect any changes to our unrecognized tax benefit liability in the next twelve months.

The statute of limitations for federal tax purposes has closed for tax years ended December 31, 2015 and earlier. In 2019, the IRS began its examination of the tax year ended December 31, 2017. At this time, no adjustments have been proposed. In addition to our IRS filings, we file income tax returns with immaterial amounts in various state jurisdictions. The statute of limitations for state income tax purposes has closed for tax years ended December 31, 2015 and earlier.

Cincinnati Global operates in the United Kingdom and as such, is subject to tax in that jurisdiction. The statute of limitation for tax return review by Her Majesty’s Revenue and Customs (HMRC) has closed for tax years ended December 31, 2017 and earlier. There are currently no tax returns under review by HMRC.

Income taxes paid in our consolidated statements of cash flows are shown net of refunds received. We received refunds of $94 million in 2019, none in 2018 and $18 million in 2017.

Cincinnati Financial Corporation - 2019 10-K - Page 167

Acquisition of Cincinnati Global
As more fully discussed in Note 1, Accounting Policies and Note 20, Acquisition, we closed on the acquisition of Cincinnati Global during the first quarter of 2019. As a result of this acquisition, $59 million of net deferred tax assets were acquired or established at the acquisition date with an offsetting valuation allowance of $55 million.

As of December 31, 2019, Cincinnati Global had $41 million of net deferred tax assets with an offsetting valuation allowance of $41 million.

Deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized. After considering all positive and negative evidence related to the Cincinnati Global operations, we believe it was appropriate to set up a valuation allowance for purposes of our opening Cincinnati Global balance sheet and is appropriate to carry a valuation allowance as of December 31, 2019.

The following is a tabular reconciliation of the total amounts of our Cincinnati Global valuation allowance.

(Dollars in millions)	Years ended December 31,
	2019	2018	2017
Valuation allowance at January 1	$—	$—	$—
Acquisition accounting amount	55	—	—
Current year operations	(14)	—	—
Valuation allowance at December 31	$41	$—	$—

As of December 31, 2019, Cincinnati Global had operating loss carryforwards of $147 million in the United Kingdom. These Cincinnati Global losses can only be utilized within the Cincinnati Global group in the United Kingdom and cannot offset the income of our CFC group domestic operations in the United States.

Cincinnati Financial Corporation - 2019 10-K - Page 168

NOTE 12 – Net Income Per Common Share
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are computed based on the weighted average number of common and dilutive potential common shares outstanding using the treasury stock method. The table shows calculations for basic and diluted earnings per share:

(In millions, except per share data)	Years ended December 31,
	2019	2018	2017
Numerator:
Net income—basic and diluted	$1,997	$287	$1,045
Denominator:
Basic weighted-average common shares outstanding	163.2	163.2	164.2
Effect of share-based awards:
Stock options	1.2	0.8	1.1
Nonvested shares	0.7	0.5	0.7
Diluted weighted-average shares	165.1	164.5	166.0
Earnings per share:
Basic	$12.24	$1.76	$6.36
Diluted	12.10	1.75	6.29
Number of anti-dilutive share-based awards	—	1.3	0.7

The sources of dilution of our common shares are certain equity-based awards as discussed in Note 17, Share-Based Associate Compensation Plans. The above table includes the number of anti-dilutive share-based awards at year-end 2019, 2018 and 2017. We did not include these share-based awards in the computation of net income per common share (diluted) because their exercise would have anti-dilutive effects.

Cincinnati Financial Corporation - 2019 10-K - Page 169

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

We sponsor a defined contribution plan (401(k) plan) for eligible associates with matching company contributions totaling $19 million, $18 million and $16 million during the years 2019, 2018 and 2017, respectively. Associates who are not accruing benefits under the pension plan are eligible to receive the company match of up to 6% of cash compensation. Participants vest in the company match for the 401(k) plan after three years of eligible service.

We maintain a supplemental executive retirement plan (SERP) with a benefit obligation of $11 million at year-end 2019 and $10 million at year-end 2018, which is included in the projected benefit obligation. The company also makes available to a select group of associates the CFC Top Hat Savings Plan, a nonqualified deferred compensation plan, which had a fair value of $45 million and $34 million at December 31, 2019 and 2018, respectively. Company matching contributions to the CFC Top Hat Savings Plan totaled approximately $1 million for the years 2019, 2018 and 2017, respectively.

Defined Benefit Pension Plan Assumptions
We evaluate our pension plan assumptions annually and update them as necessary. This is a summary of the weighted-average assumptions used to determine our benefit obligations at December 31 for the plans:

	Qualified Pension Plan		SERP
	2019	2018	2019	2018
Discount rate	3.40%	4.34%	3.33%	4.25%
Rate of compensation increase	2.25-3.25	2.25-3.25	2.25-3.25	2.25-3.25

To determine the discount rate for each plan, a theoretical settlement portfolio of high-quality rated corporate bonds was chosen to provide payments approximately matching the plan’s projected benefit payments. A single interest rate for each plan was determined resulting in a discounted value of the plan's benefit payments that equates to the market value of the selected bonds. The discount rate is reflective of current market interest rate conditions and our plan's liability characteristics. Based on this analysis, we decreased the rate from the prior year by 0.94 percentage points for the qualified pension plan and by 0.92 percentage points for the SERP. Compensation increase assumptions reflect anticipated rates of inflation, real return on wage growth and merit and promotional increases. The mortality assumption is updated annually to reflect the updated scale, but at year-end 2019 the base table was also changed to reflect the Pri-2012 tables released in 2019. The RP-2014 table projected generationally with Scale MP-2018 and Scale MP-2017 were used for the years 2018 and 2017, respectively. The updated mortality table did not have a significant impact on our consolidated financial statements as our qualified plan assumes the majority of benefits will be paid in the form of lump sums.

Cincinnati Financial Corporation - 2019 10-K - Page 170

This is a summary of the weighted-average assumptions used to determine our net periodic benefit cost for the plans:

	Qualified Pension Plan			SERP
	2019	2018	2017	2019	2018	2017
Discount rate	4.34%	3.73%	4.30%	4.25%	3.61%	4.10%
Expected return on plan assets	7.00	7.25	7.25	n/a	n/a	n/a
Rate of compensation increase	2.25-3.25	2.75-3.25	2.75-3.25	2.25-3.25	2.75-3.25	2.75-3.25

The discount rate was increased by 0.61 percentage points for the qualified pension plan and 0.64 percentage points for the SERP due to market interest rate conditions at the beginning of 2019. The discount rate assumptions for our benefit obligation generally track with high-quality rated corporate bond yields chosen in our theoretical settlement portfolio, and yearly adjustments reflect any changes to those bond yields. We believe the expected return on plan assets is representative of the expected long-term rate of return on these assets, which is consistent with 2019 expectations of interest rates and based partially on the fact that the plan’s common stock holdings pay dividends. We review historical actual return on plan assets when determining our expected long-term rate of return. Total portfolio return for 2019 was 24.5% and for 2018 was negative 1.7%. Our compensation increase assumptions in 2019 reflect anticipated rates of inflation, real return on wage growth and merit and promotional increases.

Benefit obligation activity using an actuarial measurement date for our qualified pension plan and SERP at December 31 follows:

(Dollars in millions)	At December 31,
	2019	2018
Change in projected benefit obligation:
Benefit obligation, January 1	$318	$351
Service cost	8	11
Interest cost	13	13
Actuarial loss (gain)	45	(19)
Benefits paid	(34)	(38)
Projected benefit obligation, December 31	$350	$318

Change in plan assets:
Fair value of plan assets, January 1	$318	$345
Actual return on plan assets	70	(4)
Employer contribution	—	15
Benefits paid	(34)	(38)
Fair value of plan assets, December 31	$354	$318

Funded status, December 31	$4	$—

Accumulated benefit obligation	$327	$297

Our funded status improved for 2019 primarily due to higher returns on plan assets partially offset by actuarial losses from decreases in discount rates and assumed lump sum rates.

Cincinnati Financial Corporation - 2019 10-K - Page 171

A reconciliation follows of the funded status for our qualified plan and SERP at the end of the measurement period to the amounts recognized in the consolidated balance sheets at December 31:

(Dollars in millions)	At December 31,
	2019	2018
Pension amounts recognized in the consolidated balance sheets:
Other assets	$4	$—
Total	$4	$—

Pension amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$9	$16
Total	$9	$16

Below are the components of our net periodic benefit cost, as well as other changes in plan assets and benefit obligations recognized in other comprehensive income for our qualified plan and SERP at December 31:

(Dollars in millions)	Years ended December 31,
	2019	2018	2017
Net periodic benefit cost:
Service cost	$8	$11	$11
Non-service costs (benefit):
Interest cost	13	13	14
Expected return on plan assets	(20)	(22)	(21)
Amortization of actuarial loss and prior service cost	1	1	2
Other	1	2	1
Net periodic benefit cost	$3	$5	$7

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial (gain) loss	$(5)	$7	$(11)
Amortization of actuarial loss	(2)	(3)	(3)
Total recognized in other comprehensive (income) loss	$(7)	$4	$(14)
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(4)	$9	$(7)

The 2019 amount recognized in net periodic benefit cost and other comprehensive income improved from 2018 largely due to changes in the actuarial gain resulting from increases in discount and assumed lump sum rates. The estimated costs to be amortized from AOCI into net periodic benefit cost over the next year for our plans are $3 million in actuarial loss and less than $1 million in prior service cost.

Service costs and non-service costs (benefit) are allocated in the same proportion primarily to underwriting, acquisition and insurance expenses line item with the remainder allocated to the insurance losses and contract holders' benefits line item on the consolidated statements of income for 2019, 2018 and 2017.

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

Cincinnati Financial Corporation - 2019 10-K - Page 172

Excluding cash, during 2019 we held approximately 77% of our pension portfolio in domestic common equity investments. The remainder of the portfolio consisted of 8% in states, municipalities and taxable political subdivisions fixed-maturity investments, 8% in domestic corporate fixed-maturity investments and 7% in United States government fixed maturity investments. Our common equity portfolio consisted of 23% in the financial sector, 21% in the information technology sector, 13% in the healthcare sector, 13% in the industrial sector, and 11% in the consumer discretionary industrial sector at year-end 2019. No additional sectors accounted for 10% or more of our common equity portfolio balance at year-end 2019.

Investments in securities are valued based on the fair value hierarchy outlined in Note 3, Fair Value Measurements. The pension plan did not have any liabilities carried at fair value during the years ended December 31, 2019 and 2018. There have been no transfers between Level 1 and Level 2 for the years ended December 31, 2019 and 2018. The following table shows the fair value hierarchy for those assets measured at fair value on a recurring basis at December 31, 2019 and 2018. Excluded from the table below is cash on hand of $17 million and $32 million at December 31, 2019 and 2018, respectively.

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At December 31, 2019
Fixed maturities, available for sale:
States, municipalities and political subdivisions	$—	$25	$—	$25
Corporate	—	27	—	27
United States Government	25	—	—	25
Total fixed maturities, available for sale	25	52	—	77
Common equities	260	—	—	260
Total	$285	$52	$—	$337

At December 31, 2018
Fixed maturities, available for sale:
States, municipalities and political subdivisions	$—	$29	$—	$29
Corporate	—	37	—	37
United States Government	5	—	—	5
Total fixed maturities, available for sale	5	66	—	71
Common equities	215	—	—	215
Total	$220	$66	$—	$286

Our pension plan assets included 232,113 shares of the company’s common stock at both December 31, 2019 and 2018, which had a fair value of $24 million and $18 million at December 31, 2019 and 2018, respectively. The defined benefit pension plan did not purchase or sell any shares of our common stock during 2019 and 2018. The company paid less than $1 million in 2019 and 2018 in cash dividends on our common stock to the pension plan.

We estimate $9 million of benefit payments from the SERP during 2020. We expect to make the following benefit payments for our qualified plan and SERP, reflecting expected future service:

(Dollars in millions)	Years ended December 31,
	2020	2021	2022	2023	2024	2025 - 2029
Expected future benefit payments	$31	$26	$25	$26	$28	$147

Cincinnati Financial Corporation - 2019 10-K - Page 173

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

Statutory net income and capital and surplus are determined in accordance with SAP prescribed or permitted by insurance regulatory authorities for five legal entities, our lead insurance subsidiary and its four insurance subsidiaries. Statutory capital and surplus for our insurance subsidiary, The Cincinnati Insurance Company, includes capital and surplus of its four insurance subsidiaries. All capital and surplus amounts exceed statutory risk-based capital requirements. The statutory net income and statutory capital and surplus are presented below:

(Dollars in millions)	Net income			Capital and surplus
	Years ended December 31,			At December 31,
	2019	2018	2017	2019	2018
The Cincinnati Insurance Company	$558	$626	$401	$5,620	$4,919
The Cincinnati Casualty Company	13	16	21	437	398
The Cincinnati Indemnity Company	3	5	4	111	102
The Cincinnati Specialty Underwriters Insurance Company	62	69	58	526	479
The Cincinnati Life Insurance Company	19	—	12	204	191

NOTE 15 – Transactions With Affiliated Parties
We paid certain officers and directors, or insurance agencies of which they are shareholders, commissions of
$8 million in 2019, $7 million in 2018 and $7 million in 2017, on premium volume of $48 million, $45 million and $45 million for 2019, 2018 and 2017, respectively.

Cincinnati Financial Corporation - 2019 10-K - Page 174

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

Cincinnati Financial Corporation - 2019 10-K - Page 175

NOTE 17 – Share-Based Associate Compensation Plans
Four equity compensation plans currently permit us to grant various types of equity awards. We currently grant incentive stock options, nonqualified stock options, service-based restricted stock units and performance-based restricted stock units to associates, including some with market-based performance objectives under our shareholder-approved plans. We also have a Holiday Stock Plan that permits annual awards of one share of common stock to each full-time associate for each full calendar year of service up to a maximum of 10 shares. One of our equity compensation plans permits us to grant stock to our outside directors as a component of their annual compensation. We used treasury shares for share-based compensation award issues or exercises during 2019 and 2018.

Share-based compensation cost after tax was $24 million, $23 million and $17 million for the years ended
December 31, 2019, 2018 and 2017, respectively. The related income tax benefit recognized was $6 million,
$5 million, and $9 million for the years ended December 31, 2019, 2018 and 2017, respectively. Options exercised during the years ended December 31, 2019, 2018 and 2017, had intrinsic value of $26 million, $15 million and $19 million, respectively. Intrinsic value is the market price less the exercise price. Options vested during the years ended December 31, 2019, 2018 and 2017, had total intrinsic value of $23 million, $6 million and $8 million, respectively.

As of December 31, 2019, we had $34 million of unrecognized total compensation cost related to nonvested stock options and restricted stock unit awards. That cost will be recognized over a weighted-average period of 1.8 years.

Stock Options
Stock options are granted to associates at an exercise price equal to the fair value as determined by the average high and low sales price reported on the Nasdaq Global Select Market for the grant date and are exercisable over 10-year periods. The stock options generally vest ratably over a three-year period. In determining the share-based compensation amounts, we estimate the fair value of each option granted on the date of grant using a binomial option-pricing model. We make the following assumptions to develop the binomial option-pricing model as follows:

•	Weighted-average expected term is based on historical experience of similar awards with consideration for current exercise trends.

•	Expected volatility is based on our stock price over a historical period that approximates the expected term.

•	Dividend yield is determined by dividing the annualized per share dividend by the stock price on the date of grant.

•	Risk-free rates are the implied yield currently available on zero-coupon U.S. Treasury issues with a remaining term approximating the expected term.

The following weighted average assumptions were used in determining fair value for option grants issued:

	2019	2018	2017
Weighted-average expected term	7-8 years	7-8 years	8 years
Expected volatility	14.49-15.39%	15.04-15.10%	16.95%
Dividend yield	2.61%	2.98%	2.83%
Risk-free rates	2.62-2.64%	2.77-2.83%	2.33%
Weighted-average fair value of options granted during the period	$11.73	$9.87	$10.79

Cincinnati Financial Corporation - 2019 10-K - Page 176

Below is a summary of option information for the year 2019:

(Dollars in millions, except exercise price. Shares in thousands)	Shares	Weighted- average exercise price	Aggregate intrinsic value	Weighted-average remaining contractual life
Outstanding option shares at January 1, 2019	3,274	$56.08
Granted	704	85.67
Exercised	(493)	42.57
Forfeited or expired	(48)	63.46
Outstanding option shares at December 31, 2019	3,437	63.99	$141	6.13 years

Options exercisable at end of period	2,139	$55.25	$107	4.71 years

Cash received from the exercise of options was $11 million, $9 million and $13 million for the years ended December 31, 2019, 2018 and 2017, respectively. We acquired 103,237, 69,649 and 96,030 shares totaling
$9 million, $5 million and $7 million, respectively, from associates in consideration for option exercises during 2019, 2018 and 2017. The weighted-average remaining contractual life for options expected to vest as of December 31, 2019, was 8.48 years.

Under all active shareholder approved plans, a total of 17.3 million shares were authorized to be granted. At December 31, 2019, 8.2 million shares remained available for future issuance under the plans. During 2019, we granted 15,102 shares of common stock to our directors for 2018 board service fees.

Restricted Stock Units
Service-based restricted stock units granted to associates are valued at fair value of the shares on the date of grant less the present value of the dividends that holders of restricted stock units do not receive on the shares underlying the restricted stock units during the vesting period. Service-based restricted stock units generally cliff vest three years after the date of grant. We also grant restricted stock units which vest on a three year ratable vesting schedule. Service-based restricted stock units vested during the year had an intrinsic value of $25 million, $24 million and $23 million for the years ended December 31, 2019, 2018 and 2017, respectively.

We have performance-based awards that vest on the first day of March after a three-calendar-year performance period. These awards vest according to the level of three-year total shareholder return achieved compared with a peer group over a three-year performance period with payouts ranging from 0% to 200% for awards granted in 2019, 2018 and 2017. Three-year total shareholder return is calculated by using annualized total return of a stock to an investor due to capital gain appreciation plus reinvestment of all dividends.

For the three-year performance period ended December 31, 2019, our total shareholder return exceeded five of our nine peers. We expect payout of these shares at the target level to occur in March of 2020. During 2019, we issued 20,549 shares of performance-based restricted stock units at the threshold-level performance hurdle for the three-year performance period ended December 31, 2018, as our total shareholder return exceeded four of nine peers in our 2016 peer group. We issued 80,666 shares of performance-based restricted stock units during 2018 at the target-level performance hurdle for the three-year performance period ended December 31, 2017, as our total shareholder return exceeded five of nine peers in our 2015 peer group. Performance-based awards vested during the year had an intrinsic value of $2 million, $6 million and $7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Cincinnati Financial Corporation - 2019 10-K - Page 177

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

•	Expected volatility is based on each company's historical volatility using daily stock price observations with the period commensurate with the performance measurement period.

•	Dividend yield has been modeled assuming dividends are reinvested in additional shares of the issuing entity on the ex-dividend date during the performance period.

•	Risk-free rates are equal to the yield, as of the measurement date, of the zero-coupon U.S. Treasury bill that is commensurate with the performance measurement period.
The following assumptions were used in determining fair value for performance-based grants issued:

	2019	2018	2017
Expected term	2.86 years	2.89 years	2.89 years
Expected volatility	15.10-25.00%	16.01-26.32%	15.75-28.35%
Dividend yield	2.61%	2.81%	2.83%
Risk-free rates	2.48%	2.22%	1.44%

Below is a summary of service-based and performance-based share information, assuming a target payout for performance-based shares, for the year 2019:

(Shares in thousands)	Service-based shares	Weighted- average grant date fair value	Performance-based shares	Weighted- average grant date fair value
Nonvested at January 1, 2019	813	$62.31	182	$59.83
Granted	288	79.57	52	87.97
Vested	(293)	57.40	(21)	70.68
Forfeited or canceled	(25)	69.43	(48)	70.68
Nonvested at December 31, 2019	783	70.27	165	64.23

Cincinnati Financial Corporation - 2019 10-K - Page 178

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

•	Our investments’ revenues consist of pretax net investment income and investment gains and losses.

•	Other revenues are primarily finance income and earned premiums of Cincinnati Re and Cincinnati Global.

Income or loss before income taxes for each segment is reported based on the nature of that business area’s operations:

•	Income before income taxes for the insurance segments is defined as underwriting profit or loss.

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

•
Income before income taxes for the investments segment is net investment income plus investment gains and losses for investments of the entire company, minus investment interest credited to contract holders of the life insurance segment.

•
Loss before income taxes for the Other category is primarily due to interest expense from debt of the parent company, operating expenses of our headquarters and premiums earned minus loss and loss expenses and underwriting expenses of Cincinnati Re and Cincinnati Global.

Identifiable assets are used by each segment in its operations. We do not separately report the identifiable assets for the commercial, personal or excess and surplus lines segments because we do not use that measure to analyze the segments. We include all investment assets, regardless of ownership, in the investments segment.

Cincinnati Financial Corporation - 2019 10-K - Page 179

Segment information is summarized in the following table:

(Dollars in millions)	Years ended December 31,
	2019	2018	2017
Revenues:
Commercial lines insurance
Commercial casualty	$1,102	$1,075	$1,072
Commercial property	958	920	903
Commercial auto	707	664	634
Workers' compensation	300	324	335
Other commercial	252	235	221
Commercial lines insurance premiums	3,319	3,218	3,165
Fee revenues	5	5	5
Total commercial lines insurance	3,324	3,223	3,170

Personal lines insurance
Personal auto	621	614	582
Homeowner	607	563	518
Other personal	176	159	141
Personal lines insurance premiums	1,404	1,336	1,241
Fee revenues	4	5	5
Total personal lines insurance	1,408	1,341	1,246

Excess and surplus lines insurance	278	234	209
Fee revenues	2	1	1
Total excess and surplus lines insurance	280	235	210

Life insurance premiums	270	250	232
Fee revenues	4	4	5
Total life insurance	274	254	237

Investments
Investment income, net of expenses	646	619	609
Investment gains and losses, net	1,650	(402)	148
Total investment revenue	2,296	217	757

Other
Premiums	333	132	107
Other	9	5	5
Total other revenue	342	137	112
Total revenues	$7,924	$5,407	$5,732

Income (loss) before income taxes:
Insurance underwriting results
Commercial lines insurance	$241	$151	$119
Personal lines insurance	8	(20)	(32)
Excess and surplus lines insurance	53	63	61
Life insurance	1	8	(1)
Investments	2,197	121	664
Other	(28)	(72)	(81)
Total income before income taxes	$2,472	$251	$730

	December 31,	December 31,
Identifiable assets:	2019	2018
Property casualty insurance	$3,437	$3,285
Life insurance	1,516	1,424
Investments	19,583	16,741
Other	872	485
Total	$25,408	$21,935

Cincinnati Financial Corporation - 2019 10-K - Page 180

NOTE 19 – Quarterly Supplementary Data
This table includes unaudited quarterly financial information for the years ended December 31, 2019 and 2018:

(Dollars in millions, except per share data)	Quarter
	1st	2nd	3rd	4th	Full year
2019
Revenues	$2,159	$1,913	$1,700	$2,152	$7,924
Income before income taxes	867	530	294	781	2,472
Net income	695	428	248	626	1,997
Net income per common share—basic	4.27	2.62	1.51	3.84	12.24
Net income per common share—diluted	4.22	2.59	1.49	3.79	12.10

2018
Revenues	$1,224	$1,558	$1,915	$710	$5,407
(Loss) income before income taxes	(50)	264	618	(581)	251
Net (loss) income	(31)	217	553	(452)	287
Net (loss) income per common share—basic	(0.19)	1.33	3.40	(2.78)	1.76
Net (loss) income per common share—diluted	(0.19)	1.32	3.38	(2.78)	1.75

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

Cincinnati Financial Corporation - 2019 10-K - Page 181

NOTE 20 – Acquisition
On February 28, 2019 (closing date or acquisition date), pursuant to the agreement (the SPA) for the sale and purchase of the entire issued share capital of MSP Underwriting Limited (MSP), dated October 11, 2018, by and between the company and Münchener Rückversicherungs Gesellschaft AG (Munich Re), the company acquired from Munich Re all of the issued and outstanding share capital of MSP and its subsidiaries, including the Lloyd's managing agent, Beaufort Underwriting Agency Limited for Syndicate 318 (the acquisition). MSP was rebranded as Cincinnati Global effective May 1, 2019, reflecting its new identity as a subsidiary of the company. The acquisition of Cincinnati Global reflects progress toward our long-term objective of diversifying revenue and profitability by expanding our operations geographically and by line of business.

As aggregate consideration for the purchase of the share capital of Cincinnati Global and its subsidiaries, the company paid £48 million, or $64 million, in cash to Munich Re at the closing of the acquisition. The amount paid at closing was calculated as the difference between the target net asset value (NAV) set forth in the SPA and the estimated NAV of Cincinnati Global and its subsidiaries at the closing date. On August 1, 2019, the company and Munich Re agreed to an adjusted purchase price of £47 million, or $63 million, reflecting a £1 million decrease in the NAV of Cincinnati Global. This agreement represented the final purchase price with no further adjustments to the assets acquired and liabilities assumed.

The fair value of the assets acquired, liabilities assumed and the allocation of the final purchase price on the acquisition date have been summarized in the following table:

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

Cincinnati Financial Corporation - 2019 10-K - Page 182

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company’s management, with the participation of the company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of December 31, 2019. Based upon that evaluation, the company’s chief executive officer and chief financial officer concluded that the design and operation of the company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure that:

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

Changes in Internal Control over Financial Reporting – During the three months ended December 31, 2019, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management’s Annual Report on Internal Control Over Financial Reporting and the Report of the Independent Registered Public Accounting Firm are set forth in Item 8. In accordance with guidance issued by the Securities and Exchange Commission, the company may exclude acquisitions from management's assessment of the effectiveness of internal control over financial reporting for the first year in which the acquisition occurred. The company's management has excluded the assessment of internal controls of MSP Underwriting Limited, rebranded as Cincinnati Global Underwriting Ltd., which was acquired on February 28, 2019, and further discussed in Note 20, Acquisition in the Notes to the Consolidated Financial Statements. At December 31, 2019, Cincinnati Global Underwriting Ltd. accounted for approximately 2 percent of both consolidated assets and consolidated revenue.

ITEM 9B. Other Information
None

Cincinnati Financial Corporation - 2019 10-K - Page 183

Part III
Our Proxy Statement will be filed with the SEC no later than April 29, 2020, in preparation for the 2020 Annual Meeting of Shareholders scheduled for May 2, 2020. As permitted in Paragraph G(3) of the General Instructions for Form 10-K, we are incorporating by reference, to that statement, portions of the information required by Part III as noted in Item 10 through Item 14 below.

ITEM 10.    Directors, Executive Officers and Corporate Governance
a) The following sections of our Proxy Statement for our 2020 Annual Meeting of Shareholders to be held May 2, 2020, are incorporated herein by reference: “Delinquent Section 16(a) Reports,” “Information about the Board of Directors,” and “Governance of Your Company.”
b) Information about the “Code of Ethics for Senior Financial Officers” appeared in the 2004 Proxy Statement as an appendix and is available at cinfin.com/investors. Our Code of Ethics applies to those who are responsible for preparing and disclosing our financial information. This includes our chief executive officer, chief financial officer and others performing similar functions.
c) Set forth below is information concerning the company’s executive officers who are not also directors of the company, as of February 25, 2020.

Name and Age as of	Primary Title(s) and Business Responsibilities	Executive
February 25, 2020	Since February 2015	Officer Since
Roger A. Brown, FSA, MAAA, CLU (48)	Senior vice president and chief operating officer of The Cincinnati Life Insurance Company. Responsible for life insurance underwriting and operations. Vice president of Cincinnati Life actuarial department until 2016.	2016
Teresa C. Cracas, Esq. (54)	Chief risk officer and senior vice president of The Cincinnati Insurance Company. Responsible for strategic planning and risk management, including oversight of modeling for financial analysis, property casualty reserving and pricing, as well as reinsurance assumed operations and the activities of Cincinnati Global Underwriting Ltd., a London-based, global specialty underwriter for Lloyd's Syndicate 318.	2011
Donald J. Doyle, Jr., CPCU, AIM (53)	Senior vice president of The Cincinnati Insurance Company. Responsible for excess and surplus lines underwriting and operations.	2008
Sean M. Givler, CIC, CRM (44)	Senior vice president of The Cincinnati Insurance Company. Responsible for standard market commercial lines underwriting and operations, including management liability and surety insurance, machinery and equipment insurance, loss control and premium audit. Until 2019, responsible for sales and marketing, including management of field underwriters and independent agency relationships. Sales manager for Alabama, Montana, Pennsylvania, Tennessee and Texas from 2011 to 2016.	2017
Theresa A. Hoffer (58)	Senior vice president and treasurer of The Cincinnati Insurance Company since 2016. Responsible for corporate accounting and SEC reporting operations. Vice president and treasurer in corporate accounting until 2016.	2017
Martin F. Hollenbeck, CFA, CPCU (60)	President and chief operating officer of CFC Investment Company, a commercial lease and finance subsidiary. Chief investment officer and senior vice president, assistant secretary and assistant treasurer of Cincinnati Financial Corporation. Chief investment officer and senior vice president of The Cincinnati Insurance Company. Responsible for all investment operations.	2008
John S. Kellington (58)	Chief information officer and senior vice president of The Cincinnati Insurance Company. Responsible for enterprise strategic technology and oversight of all technology activities.	2010

Cincinnati Financial Corporation - 2019 10-K - Page 184

Name and Age as of	Primary Title(s) and Business Responsibilities	Executive
February 25, 2020	Since February 2015	Officer Since
Lisa A. Love, Esq. (60)	Senior vice president, general counsel and corporate secretary of Cincinnati Financial Corporation and The Cincinnati Insurance Company. Responsible for corporate legal, governance and compliance activities, including oversight of regulatory and compliance, shareholder services, corporate communications, government relations, litigation and contract administration.	2011
Martin J. Mullen, CPCU (64)	Chief claims officer and senior vice president of The Cincinnati Insurance Company. Responsible for oversight of all headquarters and field claims operations, including special investigations and claims administration.	2008
Michael J. Sewell, CPA (56)	Chief financial officer, principal accounting officer and senior vice president of Cincinnati Financial Corporation and The Cincinnati Insurance Company, and treasurer of Cincinnati Financial Corporation. Responsible for oversight of all accounting, finance, financial reporting, purchasing, investor relations, administrative services and facilities maintenance and security.	2011
Stephen M. Spray (53)	Chief insurance officer and senior vice president of The Cincinnati Insurance Company. Responsible for executive oversight of commercial and personal standard market and excess and surplus lines property and casualty insurance sales, marketing, underwriting, related field services, relationships with independent agents and ceded reinsurance programs. Until 2019, responsible for commercial lines underwriting and operations. Responsible for sales and marketing, including management of field underwriters and independent agency relationships until 2016.	2012
William H. Van Den Heuvel (53)	Senior vice president of The Cincinnati Insurance Company. Responsible for all aspects of personal lines operations, including underwriting, insurance regulatory filings, product management and risk management.	2014

Cincinnati Financial Corporation - 2019 10-K - Page 185

ITEM 11.    Executive Compensation
The “Compensation of Named Executive Officers and Directors,” section of our Proxy Statement for our Annual Meeting of Shareholders to be held May 2, 2020, is incorporated herein by reference. It includes the “Report of the Compensation Committee,” “Compensation Committee Interlocks and Insider Participation” and the “Compensation Discussion and Analysis.”

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters
a) The “Security Ownership of Principal Shareholders and Management” section of our Proxy Statement for our Annual Meeting of Shareholders to be held May 2, 2020, is incorporated herein by reference.
b) Information on securities authorized for issuance under equity compensation plans appears in Part II, Item 5, Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Additional information on share-based compensation under our equity compensation plans is available in Item 8, Note 17 of the Consolidated Financial Statements.

Cincinnati Financial Corporation - 2019 10-K - Page 186

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
The following sections of our Proxy Statement for our Annual Meeting of Shareholders to be held May 2, 2020, are incorporated herein by reference: “Governance of Your Company – Director Independence” and “Governance of Your Company – Certain Relationships and Transactions.”

ITEM 14.    Principal Accounting Fees and Services
The “Audit-Related Matters,” section of our Proxy Statement for our Annual Meeting of Shareholders to be held May 2, 2020, is incorporated herein by reference. It includes the “Proposal 3 – Ratification of Selection of Independent Registered Public Accounting Firm,” “Report of the Audit Committee,” “Fees Billed by the Independent Registered Public Accounting Firm” and “Services Provided by the Independent Registered Public Accounting Firm.”

Cincinnati Financial Corporation - 2019 10-K - Page 187

Part IV

ITEM 15.    Exhibits, Financial Statement Schedules
a) Financial Statements – information contained in Part II, Item 8, of this report, Page 123 to Page 182
b) Exhibits – see Index of Exhibits, Page 200
c) Financial Statement Schedules
Schedule I – Summary of Investments – Other Than Investments in Related Parties, Page 189
Schedule II – Condensed Financial Statements of Parent Company, Page 191
Schedule III – Supplementary Insurance Information, Page 194
Schedule IV – Reinsurance, Page 196
Schedule V – Valuation and Qualifying Accounts, Page 197
Schedule VI – Supplementary Information Concerning Property Casualty Insurance Operations, Page 198

Cincinnati Financial Corporation - 2019 10-K - Page 188

Schedule I

Cincinnati Financial Corporation and Subsidiaries
Summary of Investments - Other Than Investments in Related Parties
(Dollars in millions)	At December 31, 2019
Type of investment	Cost or amortized cost	Fair value	Balance sheet
Fixed maturities:
States, municipalities and political subdivisions:
The Cincinnati Insurance Company	$3,320	$3,515	$3,515
The Cincinnati Casualty Company	199	210	210
The Cincinnati Indemnity Company	46	48	48
The Cincinnati Life Insurance Company	348	360	360
The Cincinnati Specialty Underwriters Insurance Company	525	556	556
CSU Producer Resources Inc.	1	1	1
Cincinnati Financial Corporation	38	38	38
Total	4,477	4,728	4,728
United States government:
The Cincinnati Insurance Company	65	67	67
The Cincinnati Casualty Company	1	1	1
The Cincinnati Indemnity Company	1	1	1
Cincinnati Global Underwriting Ltd.	35	35	35
Total	102	104	104
Government-sponsored enterprises:
The Cincinnati Life Insurance Company	122	121	121
Cincinnati Global Underwriting Ltd.	5	5	5
Cincinnati Financial Corporation	10	10	10
Total	137	136	136
Foreign government:
The Cincinnati Insurance Company	10	10	10
Cincinnati Global Underwriting Ltd.	18	18	18
Total	28	28	28
All other corporate bonds:
The Cincinnati Insurance Company	2,956	3,095	3,095
The Cincinnati Casualty Company	107	112	112
The Cincinnati Indemnity Company	33	34	34
The Cincinnati Specialty Underwriters Insurance Company	175	186	186
The Cincinnati Life Insurance Company	3,033	3,215	3,215
CSU Producer Resources Inc.	1	1	1
Cincinnati Global Underwriting Ltd.	58	58	58
Cincinnati Financial Corporation	1	1	1
Total	6,364	6,702	6,702
Total fixed maturities	$11,108	$11,698	$11,698

Cincinnati Financial Corporation - 2019 10-K - Page 189

Schedule I (continued)

Cincinnati Financial Corporation and Subsidiaries
Summary of Investments - Other Than Investments in Related Parties
(Dollars in millions)	At December 31, 2019
Type of investment	Cost or amortized cost	Fair value	Balance sheet
Equity securities:
Common equities:
The Cincinnati Insurance Company	$1,763	$4,063	$4,063
The Cincinnati Casualty Company	58	141	141
The Cincinnati Indemnity Company	17	33	33
The Cincinnati Specialty Underwriters Insurance Company	90	184	184
CSU Producer Resources Inc.	17	29	29
Cincinnati Financial Corporation	1,426	3,068	3,068
Total	3,371	7,518	7,518
Nonredeemable preferred equities:
The Cincinnati Insurance Company	197	218	218
The Cincinnati Life Insurance Company	12	15	15
Cincinnati Financial Corporation	1	1	1
Total	210	234	234
Total equity securities	$3,581	$7,752	$7,752
Other invested assets:
Policy loans:
The Cincinnati Life Insurance Company	$32	—	$32
Deposits at Lloyd's:
Cincinnati Global Underwriting Ltd.	97	—	97
Cincinnati Financial Corporation	67	—	67
Private equity:
The Cincinnati Insurance Company (1)	37	—	37
The Cincinnati Life Insurance Company (1)	3	—	3
Cincinnati Financial Corporation (1)	31	—	31
Real estate:
The Cincinnati Insurance Company (1)	8	—	8
The Cincinnati Life Insurance Company (1)	16	—	16
Cincinnati Financial Corporation (1)	5	—	5
Total other invested assets	$296	—	$296
Total investments	$14,985	—	$19,746

Notes to Schedule I:
 (1) These other invested assets are accounted for under the equity method.

Cincinnati Financial Corporation - 2019 10-K - Page 190

Schedule II

Cincinnati Financial Corporation (parent company only)
Condensed Balance Sheets
(Dollars in millions)	At December 31,
	2019	2018
Assets
Investments
Fixed maturities, at fair value (amortized cost: 2019—$49; 2018—$35)	$49	$35
Equity securities, at fair value (cost: 2019—$1,427; 2018—$1,282)	3,069	2,234
Other invested assets	103	36
Total investments	3,221	2,305
Cash and cash equivalents	197	209
Equity in net assets of subsidiaries	7,424	6,152
Investment income receivable	7	6
Land, building and equipment, net, for company use (accumulated depreciation: 2019—$129; 2018—$121)	141	137
Income tax receivable	2	1
Other assets	61	48
Due from subsidiaries	107	106
Total assets	$11,160	$8,964
Liabilities
Dividends declared but unpaid	$91	$86
Deferred federal income tax	345	198
Long-term debt	788	788
Other liabilities	72	59
Total liabilities	1,296	1,131
Shareholders' Equity
Common stock	397	397
Paid-in capital	1,306	1,281
Retained earnings	9,257	7,625
Accumulated other comprehensive income	448	22
Treasury stock at cost	(1,544)	(1,492)
Total shareholders' equity	9,864	7,833
Total liabilities and shareholders' equity	$11,160	$8,964

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8.

Cincinnati Financial Corporation - 2019 10-K - Page 191

Schedule II (continued)

Cincinnati Financial Corporation (parent company only)
Condensed Statements of Income and Comprehensive Income
(Dollars in millions)	Years ended December 31,
	2019	2018	2017
Revenues
Investment income, net of expenses	$75	$65	$62
Investment gains and losses, net	728	(108)	28
Other revenue	15	15	15
Total revenues	818	(28)	105
Expenses
Interest expense	52	52	52
Other expenses	37	31	28
Total expenses	89	83	80
Income (Loss) Before Income Taxes and Earnings of Subsidiaries	729	(111)	25
Provision (Benefit) for Income Taxes	146	(31)	(161)
Net Income (Loss) Before Earnings of Subsidiaries	583	(80)	186
Increase in equity of subsidiaries	1,414	367	859
Net Income	$1,997	$287	$1,045
Other Comprehensive Income (Loss), Net of Taxes
Change in unrealized gain (loss) on securities	—	(2)	235
Amortization of pension actuarial gains (losses) and prior service costs	5	(3)	7
Other Comprehensive Income (Loss), Net of Taxes Before Other Comprehensive Income of Subsidiaries	5	(5)	242
Other comprehensive income (loss) of subsidiaries	421	(258)	361
Other comprehensive income (loss)	426	(263)	603
Comprehensive Income	$2,423	$24	$1,648

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8.

Cincinnati Financial Corporation - 2019 10-K - Page 192

Schedule II (continued)

Cincinnati Financial Corporation (parent company only)
Condensed Statements of Cash Flows
(Dollars in millions)	Years ended December 31,
	2019	2018	2017
Cash Flows From Operating Activities
Net income	$1,997	$287	$1,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10	7	7
Investment gains and losses, net	(720)	114	(28)
Dividends from subsidiaries	625	500	465
Changes in:
Increase in equity of subsidiaries	(1,414)	(367)	(859)
Investment income receivable	(1)	2	—
Current federal income taxes	(1)	14	(5)
Deferred income tax	146	(35)	(150)
Other assets	4	(17)	(20)
Other liabilities	4	3	15
Intercompany receivable for operations	20	19	13
Net cash provided by operating activities	670	527	483

Cash Flows From Investing Activities
Sale of fixed maturities	3	1	—
Call or maturity of fixed maturities	21	19	14
Sale of equity securities	122	131	230
Purchase of fixed maturities	(39)	(17)	(2)
Purchase of equity securities	(237)	(177)	(293)
Investment in buildings and equipment	(13)	(12)	(3)
Cash paid for acquisition	(63)	—	—
Change in other invested assets, net	(67)	(11)	—
Net cash used in investing activities	(273)	(66)	(54)

Cash Flows From Financing Activities
Payment of cash dividends to shareholders	(355)	(336)	(400)
Shares acquired - share repurchase authorization	(67)	(125)	(92)
Proceeds from stock options exercised	11	9	13
Other	2	1	1
Net cash used in financing activities	(409)	(451)	(478)
Net change in cash and cash equivalents	(12)	10	(49)
Cash and cash equivalents at beginning of year	209	199	248
Cash and cash equivalents at end of year	$197	$209	$199

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8.

Cincinnati Financial Corporation - 2019 10-K - Page 193

Schedule III

Cincinnati Financial Corporation and Subsidiaries
Supplementary Insurance Information
(Dollars in millions)	Years ended December 31,
	2019	2018	2017
Deferred policy acquisition costs:
Commercial lines insurance	$311	$291	$284
Personal lines insurance	130	126	121
Excess and surplus lines insurance	25	21	17
Other	46	26	16
Total property casualty insurance	512	464	438
Life insurance	262	274	232
Total	$774	$738	$670

Gross future policy benefits, losses, claims and expense losses:
Commercial lines insurance	$4,569	$4,466	$4,236
Personal lines insurance	687	679	587
Excess and surplus lines insurance	351	298	264
Other	481	203	132
Total property casualty insurance	6,088	5,646	5,219
Life insurance	2,859	2,802	2,753
Total (1)	$8,947	$8,448	$7,972

Gross unearned premiums:
Commercial lines insurance	$1,665	$1,576	$1,548
Personal lines insurance	757	725	683
Excess and surplus lines insurance	152	123	105
Other	213	91	67
Total property casualty insurance	2,787	2,515	2,403
Life insurance	1	1	1
Total (1)	$2,788	$2,516	$2,404

Other policy claims and benefits payable:
Commercial lines insurance	$—	$—	$—
Personal lines insurance	—	—	—
Excess and surplus lines insurance	—	—	—
Other	—	—	—
Total property casualty insurance	—	—	—
Life insurance	35	38	30
Total (1)	$35	$38	$30

Earned premiums:
Commercial lines insurance	$3,319	$3,218	$3,165
Personal lines insurance	1,404	1,336	1,241
Excess and surplus lines insurance	278	234	209
Other	333	132	107
Total property casualty insurance	5,334	4,920	4,722
Life insurance	270	250	232
Total	$5,604	$5,170	$4,954

Cincinnati Financial Corporation - 2019 10-K - Page 194

 Schedule III (continued)

Cincinnati Financial Corporation and Subsidiaries
Supplementary Insurance Information
(Dollars in millions)	Years ended December 31,
	2019	2018	2017
Investment income, net of expenses:
Commercial lines insurance	$—	$—	$—
Personal lines insurance	—	—	—
Excess and surplus lines insurance	—	—	—
Other	—	—	—
Total property casualty insurance (2)	419	401	392
Life insurance	152	153	155
Total	$571	$554	$547

Benefits, claims losses and settlement expenses:
Commercial lines insurance	$2,030	$2,049	$2,042
Personal lines insurance	985	972	918
Excess and surplus lines insurance	142	104	86
Other	195	98	92
Total property casualty insurance	3,352	3,223	3,138
Life insurance	286	267	252
Total	$3,638	$3,490	$3,390

Amortization of deferred policy acquisition costs:
Commercial lines insurance	$631	$608	$590
Personal lines insurance	251	242	225
Excess and surplus lines insurance	47	39	35
Other	57	18	17
Total property casualty insurance	986	907	867
Life insurance	48	39	46
Total (3)	$1,034	$946	$913

Underwriting, acquisition and insurance expenses:
Commercial lines insurance	$422	$415	$419
Personal lines insurance	164	147	135
Excess and surplus lines insurance	38	29	28
Other	42	24	18
Total property casualty insurance	666	615	600
Life insurance	38	36	33
Total (3)	$704	$651	$633

Net written premiums:
Commercial lines insurance	$3,410	$3,245	$3,202
Personal lines insurance	1,435	1,378	1,294
Excess and surplus lines insurance	303	249	219
Other	368	158	125
Total property casualty insurance	5,516	5,030	4,840
Accident health insurance	2	3	3
Total	$5,518	$5,033	$4,843

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

Cincinnati Financial Corporation - 2019 10-K - Page 195

Schedule IV

Cincinnati Financial Corporation and Subsidiaries
Reinsurance
(Dollars in millions)	Years ended December 31,
	2019	2018	2017
Gross amounts:
Life insurance in force	$108,130	$104,726	$99,888
Earned premiums
Commercial lines insurance	$3,421	$3,314	$3,258
Personal lines insurance	1,446	1,372	1,275
Excess and surplus lines insurance	292	245	219
Other	181	—	—
Total property casualty insurance	5,340	4,931	4,752
Life insurance	341	320	300
Total	$5,681	$5,251	$5,052

Ceded amounts to other companies:
Life insurance in force	$38,146	$38,584	$38,711
Earned premiums
Commercial lines insurance	$109	$104	$99
Personal lines insurance	43	37	35
Excess and surplus lines insurance	14	11	10
Other	39	8	18
Total property casualty insurance	205	160	162
Life insurance	71	70	68
Total	$276	$230	$230

Assumed amounts from other companies:
Life insurance in force	$—	$—	$—
Earned premiums
Commercial lines insurance	$7	$8	$6
Personal lines insurance	1	1	1
Excess and surplus lines insurance	—	—	—
Other	191	140	125
Total property casualty insurance	199	149	132
Life insurance	—	—	—
Total	$199	$149	$132

Net amounts:
Life insurance in force	$69,984	$66,142	$61,177
Earned premiums
Commercial lines insurance	$3,319	$3,218	$3,165
Personal lines insurance	1,404	1,336	1,241
Excess and surplus lines insurance	278	234	209
Other	333	132	107
Total property casualty insurance	5,334	4,920	4,722
Life insurance	270	250	232
Total	$5,604	$5,170	$4,954

Percentage of amounts assumed to net:
Life insurance in force	—%	—%	—%
Earned premiums
Commercial lines insurance	0.2%	0.3%	0.2%
Personal lines insurance	0.1	0.1	0.1
Excess and surplus lines insurance	—	—	—
Other	57.4	106.1	116.1
Total property casualty insurance	3.7	3.0	2.8
Life insurance	—	—	—
Total	3.6	2.9	2.7

Cincinnati Financial Corporation - 2019 10-K - Page 196

Schedule V

Cincinnati Financial Corporation and Subsidiaries
Valuation and Qualifying Accounts
(Dollars in millions)	At December 31,
	2019	2018	2017
Allowance for doubtful receivables:
Beginning balance, January 1	$6	$6	$5
Additions charged to costs and expenses	8	6	6
Deductions	(6)	(6)	(5)
Ending balance, December 31	$8	$6	$6
Deferred tax valuation allowance:
Beginning balance, January 1	$—	$—	$—
Additions charged to costs and expenses	55	—	—
Deductions	(14)	—	—
Ending balance, December 31	41	—	—
Total valuation and qualifying accounts	$49	$6	$6

Cincinnati Financial Corporation - 2019 10-K - Page 197

Schedule VI

Cincinnati Financial Corporation and Subsidiaries
Supplementary Information Concerning Property Casualty Insurance Operations
(Dollars in millions)	Years ended December 31,
	2019	2018	2017
Deferred policy acquisition costs:
Commercial lines insurance	$311	$291	$284
Personal lines insurance	130	126	121
Excess and surplus lines insurance	25	21	17
Other	46	26	16
Total	$512	$464	$438

Reserves for unpaid claims and claim adjustment expenses:
Commercial lines insurance	$4,569	$4,466	$4,236
Personal lines insurance	687	679	587
Excess and surplus lines insurance	351	298	264
Other	481	203	132
Total	$6,088	$5,646	$5,219

Reserve discount deducted	$—	$—	$—

Gross unearned premiums:
Commercial lines insurance	$1,665	$1,576	$1,548
Personal lines insurance	757	725	683
Excess and surplus lines insurance	152	123	105
Other	213	91	67
Total	$2,787	$2,515	$2,403

Earned premiums:
Commercial lines insurance	$3,319	$3,218	$3,165
Personal lines insurance	1,404	1,336	1,241
Excess and surplus lines insurance	278	234	209
Other	333	132	107
Total	$5,334	$4,920	$4,722

Investment income, net of expenses:
Commercial lines insurance	$—	$—	$—
Personal lines insurance	—	—	—
Excess and surplus lines insurance	—	—	—
Other	—	—	—
Total (1)	$419	$401	$392

Note to Schedule VI:
(1) This segment information is not regularly allocated to segments and not reviewed by company management in making decisions about resources to be allocated to the segments or to assess their performance.

Cincinnati Financial Corporation - 2019 10-K - Page 198

 Schedule VI (continued)

Cincinnati Financial Corporation and Subsidiaries
Supplementary Information Concerning Property Casualty Insurance Operations
(Dollars in millions)	Years ended December 31,
	2019	2018	2017
Loss and loss expenses incurred related to current accident year:
Commercial lines insurance	$2,222	$2,206	$2,115
Personal lines insurance	1,012	960	932
Excess and surplus lines insurance	153	128	115
Other	213	96	95
Total	$3,600	$3,390	$3,257

Loss and loss expenses incurred related to prior accident years:
Commercial lines insurance	$(192)	$(157)	$(73)
Personal lines insurance	(27)	13	(14)
Excess and surplus lines insurance	(11)	(24)	(29)
Other	(18)	1	(3)
Total	$(248)	$(167)	$(119)

Amortization of deferred policy acquisition costs:
Commercial lines insurance	$631	$608	$590
Personal lines insurance	251	242	225
Excess and surplus lines insurance	47	39	35
Other	57	18	17
Total	$986	$907	$867

Paid loss and loss expenses:
Commercial lines insurance	$2,023	$1,816	$1,866
Personal lines insurance	966	913	898
Excess and surplus lines insurance	90	74	61
Other	181	44	18
Total	$3,260	$2,847	$2,843

Net written premiums:
Commercial lines insurance	$3,410	$3,245	$3,202
Personal lines insurance	1,435	1,378	1,294
Excess and surplus lines insurance	303	249	219
Other	368	158	125
Total	$5,516	$5,030	$4,840

Cincinnati Financial Corporation - 2019 10-K - Page 199

Index of Exhibits

Exhibit No.	Exhibit Description
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

4.7	Form of 6.90% Debentures Due 2028 (included in Exhibit 4.6)
4.8	Description of Registered Securities
10.1	Cincinnati Financial Corporation Nonemployee Director Stock Plan of 2018 (incorporated by reference to the company’s definitive Proxy Statement dated March 21, 2018)
10.2	Cincinnati Financial Corporation Stock Option Plan No. VII (incorporated by reference to the company’s definitive Proxy Statement dated March 8, 2002) (File No. 000-04604)
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

Cincinnati Financial Corporation - 2019 10-K - Page 200

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

10.20
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

Cincinnati Financial Corporation - 2019 10-K - Page 201

Exhibit No.	Exhibit Description
10.32
First Amendment of the Amended and Restated Credit Agreement by and among Cincinnati Financial Corporation, CFC Investment Company, PNC Bank, N.A. as Administrative Agent, PNC Capital Markets LLC, as Sole Bookrunner and Joint Lead Arranger, Fifth Third Bank, N.A., as Joint Lead Arranger and Syndication Agent, The Huntington National Bank and U.S. Bank, N.A., as Documentation Agents, dated February 8, 2016 (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated February 8, 2016)

10.33
Second Amendment of the Amended and Restated Credit Agreement by and among Cincinnati Financial Corporation, CFC Investment Company, PNC Bank, N.A., as Administrative Agent, PNC Capital Markets, LLC, as Sole Bookrunner and Joint Lead Arranger, Fifth Third Bank, N.A. as Joint Lead Arranger and Syndication Agent, The Huntington National Bank and U.S. Bank, N.A. as Documentation Agents, dated March 31, 2016 (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated April 4, 2016)

10.34
Third Amendment of the Amended and Restated Credit Agreement by and among Cincinnati Financial Corporation, CFC Investment Company, PNC Bank, N.A., as Administrative Agent, PNC Capital Markets, LLC, as Sole Bookrunner and Joint Lead Arranger, Fifth Third Bank, N.A. as Joint Lead Arranger and Syndication Agent, The Huntington National Bank and U.S. Bank, N.A. as Documentation Agents, dated February 4, 2019 (incorporated by reference to Exhibit 10.1 filed with the company's Current Report on Form 8-K dated February 6, 2019)

10.35
Fourth Amendment of the Amended and Restated Credit Agreement by and among Cincinnati Financial Corporation, CFC Investment Company, PNC Bank, N.A., as Administrative Agent, PNC Capital Markets, LLC, as Sole Bookrunner and Joint Lead Arranger, Fifth Third Bank, N.A. as Joint Lead Arranger and Syndication Agent, The Huntington National Bank and U.S. Bank, N.A. as Documentation Agents, dated February 26, 2019 (incorporated by reference to Exhibit 10.6 filed with the company’s Current Report on Form 8-K dated February 28, 2019)

10.36
Limited Consent to Credit Agreement, dated December 6, 2019, among Cincinnati Financial Corporation, CFC Investment Company, PNC Bank, N.A., Fifth Third Bank, N.A., The Huntington National Bank, U.S. Bank, N.A., and Branch Banking and Trust Company (incorporated by reference to Exhibit 10.6 filed with the company’s Current Report on Form 8-K, dated December 6, 2019)

10.37
Reimbursement Agreement for Letters of Credit by and between Bank of Nova Scotia and The Cincinnati Insurance Company, dated October 15, 2018 (incorporated by reference to Exhibit 10.1 filed with the company's Current Report on Form 8-K dated October 17, 2018)

10.38
Letter of Credit Facility Agreement by and between Cincinnati Financial Corporation, as Borrower, and The Bank of Nova Scotia, as Bank, dated February 25, 2019 (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated February 28, 2019)

10.39
Amendment Letter No. 1 to the Letter of Credit Facility Agreement, dated November 4, 2019 (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K, dated November 5, 2019)

11	Statement re: Computation of per share earnings for the years ended December 31, 2019, 2018, and 2017, contained in Part II, Item 8, Note 12, to the Consolidated Financial Statements
14	Cincinnati Financial Corporation Code of Ethics for Senior Financial Officers (incorporated by reference to the company’s definitive Proxy Statement dated March 18, 2004 (File No. 000-04604))
21	Cincinnati Financial Corporation subsidiaries contained in Part I, Item 1, of this report
23	Consent of Independent Registered Public Accounting Firm
31A	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Executive Officer
31B	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Financial Officer
32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Cincinnati Financial Corporation - 2019 10-K - Page 202

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
Date:         February 25, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ Kenneth W. Stecher	Chairman of the Board	February 25, 2020
Kenneth W. Stecher
/S/ Steven J. Johnston	President, Chief Executive Officer and Director	February 25, 2020
Steven J. Johnston
/S/ Michael J. Sewell	Chief Financial Officer, Senior Vice President and Treasurer	February 25, 2020
Michael J. Sewell
/S/ Thomas J. Aaron	Director	February 25, 2020
Thomas J. Aaron
/S/ William F. Bahl	Director	February 25, 2020
William F. Bahl
/S/ Gregory T. Bier	Director	February 25, 2020
Gregory T. Bier
/S/ Dirk J. Debbink	Director	February 25, 2020
Dirk J. Debbink
/S/ Linda W. Clement-Holmes	Director	February 25, 2020
Linda W. Clement-Holmes
/S/ Kenneth C. Lichtendahl	Director	February 25, 2020
Kenneth C. Lichtendahl
/S/ W. Rodney McMullen	Director	February 25, 2020
W. Rodney McMullen
/S/ David P. Osborn	Director	February 25, 2020
David P. Osborn
/S/ Jill P. Meyer Pratt	Director	February 25, 2020
Jill P. Meyer Pratt
/S/ Gretchen W. Price	Director	February 25, 2020
Gretchen W. Price
/S/ Thomas R. Schiff	Director	February 25, 2020
Thomas R. Schiff
/S/ Douglas S. Skidmore	Director	February 25, 2020
Douglas S. Skidmore
/S/ John F. Steele, Jr.	Director	February 25, 2020
John F. Steele, Jr.
/S/ Larry R. Webb	Director	February 25, 2020
Larry R. Webb

Cincinnati Financial Corporation - 2019 10-K - Page 203