Form 10-Q
period 2020-03-31
CINCINNATI FINANCIAL CORP
filed 2020-04-27
CIK 20286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
 (Mark one)
☑       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2020.
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
☐Yes ☑ No
As of April 22, 2020, there were 160,801,531 shares of common stock outstanding.

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED March 31, 2020

Cincinnati Financial Corporation First-Quarter 2020 10-Q

Part I – Financial Information
Item 1.    Financial Statements (unaudited)

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

(Dollars in millions, except per share data)	March 31,	December 31,
	2020	2019
Assets
Investments
Fixed maturities, at fair value (amortized cost: 2020—$11,074; 2019—$11,108)	$11,340	$11,698
Equity securities, at fair value (cost: 2020—$3,702; 2019—$3,581)	6,225	7,752
Other invested assets	311	296
Total investments	17,876	19,746
Cash and cash equivalents	486	767
Investment income receivable	124	133
Finance receivable	76	77
Premiums receivable	1,900	1,777
Reinsurance recoverable	567	610
Prepaid reinsurance premiums	57	54
Deferred policy acquisition costs	827	774
Land, building and equipment, net, for company use (accumulated depreciation: 2020—$281; 2019—$276)	208	207
Other assets	388	381
Separate accounts	858	882
Total assets	$23,367	$25,408

Liabilities
Insurance reserves
Loss and loss expense reserves	$6,206	$6,147
Life policy and investment contract reserves	2,861	2,835
Unearned premiums	2,922	2,788
Other liabilities	858	928
Deferred income tax	660	1,079
Note payable	114	39
Long-term debt and lease obligations	846	846
Separate accounts	858	882
Total liabilities	15,325	15,544

Commitments and contingent liabilities (Note 12)

Shareholders' Equity
Common stock, par value—$2 per share; (authorized: 2020 and 2019—500 million shares; issued: 2020 and 2019—198.3 million shares)	397	397
Paid-in capital	1,300	1,306
Retained earnings	7,932	9,257
Accumulated other comprehensive income	204	448
Treasury stock at cost (2020—37.5 million shares and 2019—35.4 million shares)	(1,791)	(1,544)
Total shareholders' equity	8,042	9,864
Total liabilities and shareholders' equity	$23,367	$25,408

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation First-Quarter 2020 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Income

(Dollars in millions, except per share data)	Three months ended March 31,
	2020	2019
Revenues
Earned premiums	$1,456	$1,333
Investment income, net of expenses	165	157
Investment gains and losses, net	(1,725)	663
Fee revenues	3	4
Other revenues	2	2
Total revenues	(99)	2,159
Benefits and Expenses
Insurance losses and contract holders' benefits	1,003	860
Underwriting, acquisition and insurance expenses	456	411
Interest expense	13	13
Other operating expenses	5	8
Total benefits and expenses	1,477	1,292
Income (Loss) Before Income Taxes	(1,576)	867
Provision (Benefit) for Income Taxes
Current	3	28
Deferred	(353)	144
Total provision (benefit) for income taxes	(350)	172
Net Income (Loss)	$(1,226)	$695
Per Common Share
Net income (loss)—basic	$(7.56)	$4.27
Net income (loss)—diluted	(7.56)	4.22

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation First-Quarter 2020 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

(Dollars in millions)	Three months ended March 31,
	2020	2019
Net Income (Loss)	$(1,226)	$695
Other Comprehensive Income (Loss)
Change in unrealized gains on investments, net of tax (benefit) of $(68) and $50, respectively	(256)	192
Amortization of pension actuarial loss and prior service cost, net of tax of $0 and $0, respectively	1	—
Change in life deferred acquisition costs, life policy reserves and other, net of tax (benefit) of $3 and $(1), respectively	11	(4)
Other comprehensive income (loss)	(244)	188
Comprehensive Income (Loss)	$(1,470)	$883

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation First-Quarter 2020 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity

(Dollars in millions)	Three months ended March 31,
	2020	2019
Common Stock
Beginning of year	$397	$397
Share-based awards	—	—
End of period	397	397

Paid-In Capital
Beginning of year	1,306	1,281
Share-based awards	(16)	(14)
Share-based compensation	9	9
Other	1	1
End of period	1,300	1,277

Retained Earnings
Beginning of year	9,257	7,625
Cumulative effect of change in accounting for credit losses as of January 1, 2020	(2)	—
Adjusted beginning of year	9,255	7,625
Net income (loss)	(1,226)	695
Dividends declared	(97)	(91)
End of period	7,932	8,229

Accumulated Other Comprehensive Income (Loss)
Beginning of year	448	22
Other comprehensive income (loss)	(244)	188
End of period	204	210

Treasury Stock
Beginning of year	(1,544)	(1,492)
Share-based awards	11	13
Shares acquired - share repurchase authorization	(256)	—
Shares acquired - share-based compensation plans	(3)	(5)
Other	1	1
End of period	(1,791)	(1,483)

Total Shareholders' Equity	$8,042	$8,630

(In millions, except per common share)
Common Stock - Shares Outstanding
Beginning of year	162.9	162.8
Share-based awards	0.4	0.4
Shares acquired - share repurchase authorization	(2.5)	—
End of period	160.8	163.2

Dividends declared per common share	$0.60	$0.56

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation First-Quarter 2020 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

(Dollars in millions)	Three months ended March 31,
	2020	2019
Cash Flows From Operating Activities
Net income	$(1,226)	$695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22	19
Investment gains and losses, net	1,729	(660)
Share-based compensation	9	9
Interest credited to contract holders'	11	11
Deferred income tax expense	(353)	144
Changes in:
Investment income receivable	9	4
Premiums and reinsurance receivable	(86)	(95)
Deferred policy acquisition costs	(31)	(24)
Other assets	(11)	(25)
Loss and loss expense reserves	59	(40)
Life policy and investment contract reserves	27	22
Unearned premiums	134	113
Other liabilities	(123)	(93)
Current income tax receivable/payable	(3)	120
Net cash provided by operating activities	167	200
Cash Flows From Investing Activities
Sale of fixed maturities	21	1
Call or maturity of fixed maturities	321	269
Sale of equity securities	7	31
Purchase of fixed maturities	(336)	(289)
Purchase of equity securities	(132)	(26)
Investment in finance receivables	(6)	(8)
Collection of finance receivables	7	7
Investment in building and equipment	(4)	(5)
Change in other invested assets, net	(14)	(36)
Net cash used in investing activities	(136)	(56)
Cash Flows From Financing Activities
Payment of cash dividends to shareholders	(90)	(85)
Shares acquired - share repurchase authorization	(256)	—
Changes in note payable	75	—
Proceeds from stock options exercised	4	3
Contract holders' funds deposited	21	19
Contract holders' funds withdrawn	(40)	(44)
Other	(26)	(19)
Net cash used in financing activities	(312)	(126)
Net change in cash and cash equivalents	(281)	18
Cash and cash equivalents at beginning of year	767	784
Cash and cash equivalents at end of period	$486	$802
Supplemental Disclosures of Cash Flow Information:
Income taxes paid	—	94
Noncash Activities
Equipment acquired under finance lease obligations	$6	$3
Cashless exercise of stock options	3	5
Other assets and other liabilities	77	23

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation First-Quarter 2020 10-Q

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

Our March 31, 2020, condensed consolidated financial statements are unaudited. We believe that we have made all adjustments, consisting only of normal recurring accruals, that are necessary for fair presentation. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our 2019 Annual Report on Form 10-K. The results of operations for interim periods do not necessarily indicate results to be expected for the full year.

The World Health Organization declared the 2019 novel coronavirus (SARS-CoV-2 or COVID-19) outbreak a Public Health Emergency of International Concern on January 30, 2020, and a pandemic on March 11, 2020. The pandemic outbreak has caused an economic downturn on a global scale, including temporary closures of many businesses and reduced consumer spending due to shelter-in-place and other governmental regulations, as well as significant market disruption and volatility. The company continues to monitor the impact of the pandemic as it unfolds. The company cannot, at this time, predict the impact the pandemic will have on its future consolidated financial position, cash flows or results of operations, however the impact could be material. The company's future financial results and operations depends in part on the duration and severity of the pandemic and what actions are taken to mitigate the outbreak.

Adopted Accounting Updates
ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as well as additional implementation related ASU's in 2018, 2019 and 2020. These ASU’s amend previous guidance on the impairment of financial instruments by adding an impairment model that allows an entity to recognize expected credit losses as an allowance rather than impairing as they are incurred. The new guidance is intended to reduce complexity of credit impairment models and result in a more timely recognition of expected credit losses. The standards require the company to consider all relevant information at the time of estimating the expected credit loss, including past events, the current environment, and reasonable and supportable forecasts over the life of the asset.

These ASU's also eliminated the other-than-temporary impairment model for available for sale fixed-maturity securities by requiring that credit related impairments be recognized through an allowance account. Changes in the allowance account are recorded in the period of change as a credit loss expense or reversal of credit loss expense. The measurement of credit losses is not impacted, except that credit losses recognized are limited to the amount by which fair value is below amortized cost and that the length of time that a security has been below amortized cost cannot be considered. These ASU's retain the guidance requiring that impaired securities intended to be sold have their amortized cost basis written down to fair value through net income.

The company adopted these ASU's on January 1, 2020 and applied them on a modified retrospective basis. As a result of this adoption, an after-tax cumulative effect decrease of $2 million was made to retained earnings representing an increase to the overall valuation allowances for financial instruments measured at amortized cost. These ASU's will be applied to available for sale fixed-maturity securities prospectively with no adjustments to the amortized cost basis of securities for which an other-than-temporary impairment had been previously recognized. The company has elected not to measure expected credit losses for accrued interest receivables related to its finance receivables and fixed-maturity securities.

Cincinnati Financial Corporation First-Quarter 2020 10-Q

Pending Accounting Updates
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

Cincinnati Financial Corporation First-Quarter 2020 10-Q

NOTE 2 – Investments
The following table provides amortized cost, gross unrealized gains, gross unrealized losses and fair value for our fixed-maturity securities:

(Dollars in millions)	Amortized cost	Gross unrealized		Fair value
At March 31, 2020		gains	losses
Fixed maturity securities:
Corporate	$6,134	$180	$181	$6,133
States, municipalities and political subdivisions	4,445	272	6	4,711
Commercial mortgage-backed	290	2	8	284
United States government	96	6	—	102
Government-sponsored enterprises	86	1	—	87
Foreign government	23	—	—	23
Total	$11,074	$461	$195	$11,340
At December 31, 2019
Fixed maturity securities:
Corporate	$6,074	$332	$5	$6,401
States, municipalities and political subdivisions	4,477	252	1	4,728
Commercial mortgage-backed	290	11	—	301
United States government	102	2	—	104
Government-sponsored enterprises	137	—	1	136
Foreign government	28	—	—	28
Total	$11,108	$597	$7	$11,698

The net unrealized investment gains in our fixed-maturity portfolio at March 31, 2020, are primarily the result of the continued low interest rate environment that increased the fair value of our fixed-maturity portfolio. Our commercial mortgage-backed securities had an average rating of Aa1/AA+ at March 31, 2020, and December 31, 2019.

Cincinnati Financial Corporation First-Quarter 2020 10-Q

The table below provides fair values and gross unrealized losses by investment category and by the duration of the securities' continuous unrealized loss positions:

(Dollars in millions)	Less than 12 months		12 months or more		Total
At March 31, 2020	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
Corporate	$2,168	$176	$52	$5	$2,220	$181
States, municipalities and political subdivisions	76	5	3	1	79	6
Commercial mortgage-backed	163	8	—	—	163	8
United States government	—	—	—	—	—	—
Government-sponsored enterprises	—	—	—	—	—	—
Foreign government	15	—	—	—	15	—
Total	$2,422	$189	$55	$6	$2,477	$195
At December 31, 2019
Fixed maturity securities:
Corporate	$199	$2	$118	$3	$317	$5
States, municipalities and political subdivisions	98	1	10	—	108	1
Commercial mortgage-backed	6	—	—	—	6	—
United States government	—	—	4	—	4	—
Government-sponsored enterprises	26	1	51	—	77	1
Foreign government	11	—	—	—	11	—
Total	$340	$4	$183	$3	$523	$7

Contractual maturity dates for fixed-maturities investments were:

(Dollars in millions)	Amortized cost	Fair value	% of fair value
At March 31, 2020
Maturity dates:
Due in one year or less	$502	$502	4.4%
Due after one year through five years	3,132	3,137	27.7
Due after five years through ten years	3,833	3,874	34.2
Due after ten years	3,607	3,827	33.7
Total	$11,074	$11,340	100.0%

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Cincinnati Financial Corporation First-Quarter 2020 10-Q

The following table provides investment income and investment gains and losses, net:

(Dollars in millions)	Three months ended March 31,
	2020	2019
Investment income:
Interest	$112	$111
Dividends	53	46
Other	3	3
Total	168	160
Less investment expenses	3	3
Total	$165	$157

Investment gains and losses, net:
Equity securities:
Investment gains and losses on securities sold, net	$(4)	$4
Unrealized gains and losses on securities still held, net	(1,649)	652
Subtotal	(1,653)	656
Fixed maturities:
Gross realized gains	2	2
Write-down of impaired securities	(77)	—
Subtotal	(75)	2

Other	3	5
Total	$(1,725)	$663

The fair value of our common equities portfolio was $6.017 billion and $7.518 billion at March 31, 2020 and December 31, 2019, respectively. The financial, information technology, industrials, energy and consumer discretionary sectors experienced the most significant declines in fair value as our common equity portfolio has a similar sector distribution as the S&P 500 industry weightings. At March 31, 2020, Microsoft Corporation (Nasdaq:MSFT) was our largest single equity holding with a fair value of $395 million, which was 6.6% of our publicly traded common equities portfolio and 2.3% of the total investment portfolio.

During the three months ended March 31, 2020, there were no fixed-maturity securities with an allowance for credit losses and 12 fixed-maturity securities from the energy, real estate, consumer goods and technology & electronics sectors which are intended to be sold and were written down to fair value. During the three months ended March 31, 2019, there were no fixed-maturity securities other-than-temporarily impaired. There were no credit losses on fixed-maturity securities for which an allowance for credit losses has been recorded in other comprehensive income for the three months ended March 31, 2020. There were no credit losses on fixed-maturity securities for which a portion of other-than-temporary impairment (OTTI) has been recognized in other comprehensive income for the three months ended March 31, 2019.

At March 31, 2020, 605 fixed-maturity securities with a total unrealized loss of $195 million were in an unrealized loss position driven primarily by a market value decline of corporate bonds related to economic uncertainty from the pandemic impact. Of that total, 18 fixed-maturity securities from the energy, services, financial services, leisure, real estate and retail sectors had a fair value below 70% of amortized cost. At December 31, 2019, 38 fixed-maturity securities with a total unrealized loss of $3 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity securities had fair values below 70% of amortized cost.

Cincinnati Financial Corporation First-Quarter 2020 10-Q

NOTE 3 – Fair Value Measurements
In accordance with accounting guidance for fair value measurements and disclosures, we categorized our financial instruments, based on the priority of the observable and market-based data for the valuation technique used, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices with readily available independent data in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable market inputs (Level 3). When various inputs for measurement fall within different levels of the fair value hierarchy, the lowest observable input that has a significant impact on fair value measurement is used. Our valuation techniques have not changed from those used at December 31, 2019, and ultimately management determines fair value. See our 2019 Annual Report on Form 10-K, Item 8, Note 3, Fair Value Measurements, Page 144, for information on characteristics and valuation techniques used in determining fair value.

Fair Value Disclosures for Assets
The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis at March 31, 2020, and December 31, 2019. We do not have any liabilities carried at fair value.

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At March 31, 2020
Fixed maturities, available for sale:
Corporate	$—	$6,133	$—	$6,133
States, municipalities and political subdivisions	—	4,711	—	4,711
Commercial mortgage-backed	—	284	—	284
United States government	102	—	—	102
Government-sponsored enterprises	—	87	—	87
Foreign government	—	23	—	23
Subtotal	102	11,238	—	11,340
Common equities	6,017	—	—	6,017
Nonredeemable preferred equities	—	208	—	208
Separate accounts taxable fixed maturities	—	845	—	845
Top Hat savings plan mutual funds and common equity (included in Other assets)	38	—	—	38
Total	$6,157	$12,291	$—	$18,448

At December 31, 2019
Fixed maturities, available for sale:
Corporate	$—	$6,401	$—	$6,401
States, municipalities and political subdivisions	—	4,728	—	4,728
Commercial mortgage-backed	—	301	—	301
United States government	104	—	—	104
Government-sponsored enterprises	—	136	—	136
Foreign government	—	28	—	28
Subtotal	104	11,594	—	11,698
Common equities	7,518	—	—	7,518
Nonredeemable preferred equities	—	234	—	234
Separate accounts taxable fixed maturities	—	855	—	855
Top Hat savings plan mutual funds and common equity (included in Other assets)	45	—	—	45
Total	$7,667	$12,683	$—	$20,350

Cincinnati Financial Corporation First-Quarter 2020 10-Q

We also held Level 1 cash and cash equivalents of $486 million and $767 million at March 31, 2020 and December 31, 2019, respectively. Level 3 assets reported at fair value in our condensed consolidated financial statements are not material, and therefore no further disclosures are provided.

Fair Value Disclosures for Assets and Liabilities Not Carried at Fair Value
The disclosures below are presented to provide information about the effects of current market conditions on financial instruments that are not reported at fair value in our condensed consolidated financial statements.

This table summarizes the book value and principal amounts of our long-term debt:

(Dollars in millions)			Book value		Principal amount
Interest rate	Year of issue		March 31,	December 31,	March 31,	December 31,
			2020	2019	2020	2019
6.900%	1998	Senior debentures, due 2028	$27	$27	$28	$28
6.920%	2005	Senior debentures, due 2028	391	391	391	391
6.125%	2004	Senior notes, due 2034	370	370	374	374
Total			$788	$788	$793	$793

The following table shows fair values of our note payable and long-term debt:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At March 31, 2020
Note payable	$—	$114	$—	$114
6.900% senior debentures, due 2028	—	35	—	35
6.920% senior debentures, due 2028	—	525	—	525
6.125% senior notes, due 2034	—	501	—	501
Total	$—	$1,175	$—	$1,175

At December 31, 2019
Note payable	$—	$39	$—	$39
6.900% senior debentures, due 2028	—	34	—	34
6.920% senior debentures, due 2028	—	506	—	506
6.125% senior notes, due 2034	—	512	—	512
Total	$—	$1,091	$—	$1,091

Cincinnati Financial Corporation First-Quarter 2020 10-Q

The following table shows the fair value of our life policy loans included in other invested assets and the fair values of our deferred annuities and structured settlements included in life policy and investment contract reserves:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At March 31, 2020
Life policy loans	$—	$—	$50	$50

Deferred annuities	—	—	752	752
Structured settlements	—	201	—	201
Total	$—	$201	$752	$953

At December 31, 2019
Life policy loans	$—	$—	$44	$44

Deferred annuities	—	—	770	770
Structured settlements	—	212	—	212
Total	$—	$212	$770	$982

Outstanding principal and interest for these life policy loans totaled $33 million and $32 million at
March 31, 2020 and December 31, 2019, respectively.

Recorded reserves for the deferred annuities were $754 million and $760 million at March 31, 2020 and December 31, 2019, respectively. Recorded reserves for the structured settlements were $151 million at March 31, 2020 and December 31, 2019, respectively.

Cincinnati Financial Corporation First-Quarter 2020 10-Q

NOTE 4 – Property Casualty Loss and Loss Expenses
This table summarizes activity for our consolidated property casualty loss and loss expense reserves:

(Dollars in millions)	Three months ended March 31,
	2020	2019
Gross loss and loss expense reserves, beginning of period	$6,088	$5,646
Less reinsurance recoverable	342	238
Net loss and loss expense reserves, beginning of period	5,746	5,408

Net loss and loss expense reserves related to acquisition of Cincinnati Global at February 28, 2019	—	246

Net incurred loss and loss expenses related to:
Current accident year	963	857
Prior accident years	(33)	(67)
Total incurred	930	790
Net paid loss and loss expenses related to:
Current accident year	186	177
Prior accident years	631	647
Total paid	817	824
Net loss and loss expense reserves, end of period	5,859	5,620
Plus reinsurance recoverable	294	266
Gross loss and loss expense reserves, end of period	$6,153	$5,886

We use actuarial methods, models and judgment to estimate, as of a financial statement date, the property casualty loss and loss expense reserves required to pay for and settle all outstanding insured claims, including incurred but not reported (IBNR) claims, as of that date. The actuarial estimate is subject to review and adjustment by an inter-departmental committee that includes actuarial, claims, underwriting, loss prevention and accounting management. This committee is familiar with relevant company and industry business, claims and underwriting trends, as well as general economic and legal trends that could affect future loss and loss expense payments. The amount we will actually have to pay for claims can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate. The reserve for loss and loss expenses in the condensed consolidated balance sheets also included $53 million at March 31, 2020, and $58 million at March 31, 2019, for certain life and health loss and loss expense reserves.

For the three months ended March 31, 2020, we experienced $33 million of favorable development on prior accident years, including $6 million of favorable development in commercial lines, $28 million of favorable development in personal lines and $1 million of unfavorable development in excess and surplus lines. Within commercial lines, we recognized favorable reserve development of $7 million for the workers' compensation line and $5 million for the commercial casualty line due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. This was partially offset by unfavorable reserve development of $6 million for the commercial auto line. Within personal lines, we recognized favorable reserve development of $18 million for the homeowner line of business and $13 million in personal auto.

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

Cincinnati Financial Corporation First-Quarter 2020 10-Q

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

This table summarizes our life policy and investment contract reserves:

(Dollars in millions)	March 31, 2020	December 31, 2019
Life policy reserves:
Ordinary/traditional life	$1,245	$1,226
Other	50	50
Subtotal	1,295	1,276
Investment contract reserves:
Deferred annuities	754	760
Universal life	653	640
Structured settlements	151	151
Other	8	8
Subtotal	1,566	1,559
Total life policy and investment contract reserves	$2,861	$2,835

Cincinnati Financial Corporation First-Quarter 2020 10-Q

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

(Dollars in millions)	Three months ended March 31,
	2020	2019
Property casualty:
Deferred policy acquisition costs asset, beginning of period	$512	$464
Capitalized deferred policy acquisition costs	280	254
Amortized deferred policy acquisition costs	(256)	(233)
Deferred policy acquisition costs asset, end of period	$536	$485

Life:
Deferred policy acquisition costs asset, beginning of period	$262	$274
Capitalized deferred policy acquisition costs	15	16
Amortized deferred policy acquisition costs	(9)	(13)
Shadow deferred policy acquisition costs	23	(11)
Deferred policy acquisition costs asset, end of period	$291	$266

Consolidated:
Deferred policy acquisition costs asset, beginning of period	$774	$738
Capitalized deferred policy acquisition costs	295	270
Amortized deferred policy acquisition costs	(265)	(246)
Shadow deferred policy acquisition costs	23	(11)
Deferred policy acquisition costs asset, end of period	$827	$751

No premium deficiencies were recorded in the condensed consolidated statements of income, as the sum of the anticipated loss and loss expenses, policyholder dividends and unamortized deferred acquisition expenses did not exceed the related unearned premiums and anticipated investment income.

Cincinnati Financial Corporation First-Quarter 2020 10-Q

NOTE 7 – Accumulated Other Comprehensive Income
Accumulated other comprehensive income (AOCI) includes changes in unrealized gains and losses on investments, changes in pension obligations and changes in life deferred acquisition costs, life policy reserves and other as follows:

(Dollars in millions)	Three months ended March 31,
	2020			2019
	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, beginning of period	$590	$123	$467	$46	$9	$37
OCI before investment gains and losses, net, recognized in net income	(399)	(84)	(315)	244	51	193
Investment gains and losses, net, recognized in net income	75	16	59	(2)	(1)	(1)
OCI	(324)	(68)	(256)	242	50	192
AOCI, end of period	$266	$55	$211	$288	$59	$229

Pension obligations:
AOCI, beginning of period	$(9)	$—	$(9)	$(16)	$(2)	$(14)
OCI excluding amortization recognized in net income	—	—	—	—	—	—
Amortization recognized in net income	1	—	1	—	—	—
OCI	1	—	1	—	—	—
AOCI, end of period	$(8)	$—	$(8)	$(16)	$(2)	$(14)

Life deferred acquisition costs, life policy reserves and other:
AOCI, beginning of period	$(13)	$(3)	$(10)	$(1)	$—	$(1)
OCI before investment gains and losses, net, recognized in net income	14	3	11	—	—	—
Investment gains and losses, net, recognized in net income	—	—	—	(5)	(1)	(4)
OCI	14	3	11	(5)	(1)	(4)
AOCI, end of period	$1	$—	$1	$(6)	$(1)	$(5)

Summary of AOCI:
AOCI, beginning of period	$568	$120	$448	$29	$7	$22
Investments OCI	(324)	(68)	(256)	242	50	192
Pension obligations OCI	1	—	1	—	—	—
Life deferred acquisition costs, life policy reserves and other OCI	14	3	11	(5)	(1)	(4)
Total OCI	(309)	(65)	(244)	237	49	188
AOCI, end of period	$259	$55	$204	$266	$56	$210

Investment gains and losses, net, and life deferred acquisition costs, life policy reserves and other investment gains and losses, net, are recorded in the investment gains and losses, net, line item in the condensed consolidated statements of income. Amortization on pension obligations is recorded in the insurance losses and contract holders' benefits and underwriting, acquisition and insurance expenses line items in the condensed consolidated statements of income.

Cincinnati Financial Corporation First-Quarter 2020 10-Q

NOTE 8 – Reinsurance
Primary components of our property casualty reinsurance assumed operations include involuntary and voluntary assumed risks as well as contracts from Cincinnati Re, our reinsurance assumed operations. Primary components of our ceded reinsurance include a property per risk treaty, property excess treaty, casualty per occurrence treaty, casualty excess treaty, property catastrophe treaty and retrocessions on our reinsurance assumed operations. Management's decisions about the appropriate level of risk retention are affected by various factors, including changes in our underwriting practices, capacity to retain risks and reinsurance market conditions.

The table below summarizes our consolidated property casualty insurance net written premiums, earned premiums and incurred loss and loss expenses:

(Dollars in millions)	Three months ended March 31,
	2020	2019
Direct written premiums	$1,458	$1,335
Assumed written premiums	111	87
Ceded written premiums	(51)	(41)
Net written premiums	$1,518	$1,381

Direct earned premiums	$1,371	$1,266
Assumed earned premiums	66	43
Ceded earned premiums	(48)	(42)
Earned premiums	$1,389	$1,267

Direct incurred loss and loss expenses	$900	$787
Assumed incurred loss and loss expenses	34	25
Ceded incurred loss and loss expenses	(4)	(22)
Incurred loss and loss expenses	$930	$790

Our life insurance company purchases reinsurance for protection of a portion of the risks that are written. Primary components of our life reinsurance program include individual mortality coverage, aggregate catastrophe and accidental death coverage in excess of certain deductibles.

The table below summarizes our consolidated life insurance earned premiums and contract holders' benefits incurred:

(Dollars in millions)	Three months ended March 31,
	2020	2019
Direct earned premiums	$85	$83
Ceded earned premiums	(18)	(17)
Earned premiums	$67	$66

Direct contract holders' benefits incurred	85	85
Ceded contract holders' benefits incurred	(12)	(15)
Contract holders' benefits incurred	$73	$70

The ceded benefits incurred can vary depending on the type of life insurance policy held and the year the policy was issued.

Cincinnati Financial Corporation First-Quarter 2020 10-Q

NOTE 9 – Income Taxes
The differences between the 21% statutory federal income tax rate and our effective income tax rate were as follows:

(Dollars in millions)	Three months ended March 31,
	2020		2019
Tax at statutory rate:	$(331)	21.0%	$182	21.0%
Increase (decrease) resulting from:
Tax-exempt income from municipal bonds	(5)	0.3	(5)	(0.6)
Dividend received exclusion	(4)	0.3	(4)	(0.5)
Other	(10)	0.6	(1)	(0.1)
Provision (benefit) for income taxes	$(350)	22.2%	$172	19.8%

The provision for federal income taxes is based upon filing a consolidated income tax return for the company and its domestic subsidiaries.

We continue to believe that after considering all positive and negative evidence of taxable income in the carryback and carryforward periods as permitted by law, we believe it is more likely than not that all of the deferred tax assets on our U.S. domestic operations will be realized. As a result, we have no valuation allowance for our U.S. domestic operations as of March 31, 2020 and December 31, 2019. As more fully discussed below, we do carry a valuation allowance on the deferred tax assets related to Cincinnati Global.

During the first quarter of 2020, the IRS notified us they would be expanding their audit of tax year 2017 to include the tax year ended December 31, 2018.

In response to the novel coronavirus (SARS-CoV-2 or COVID-19), as more fully discussed in Note 1, Accounting Policies, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law on March 27, 2020. We are currently evaluating the CARES Act, but at the present time, believe any impact to our financial statements will be immaterial.

Unrecognized Tax Benefits
As of March 31, 2020 and December 31, 2019, we had a gross unrecognized tax benefit of $34 million. There were no changes to this amount during the first quarter of 2020. It is reasonably possible that within the next 12 months, our unrecognized tax benefit could change when the IRS completes its examination of the tax year ended December 31, 2018.

Cincinnati Global
As a result of operations for the three months ended March 31, 2020, Cincinnati Global had a $6 million reduction to their net deferred tax assets with an offsetting $6 million reduction to their valuation allowance. As of March 31, 2020, Cincinnati Global had a net deferred tax asset of $35 million and an offsetting valuation allowance of $35 million.

Deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized. After considering all positive and negative evidence related to the Cincinnati Global operations, we continue to believe it is appropriate to carry a valuation allowance as of March 31, 2020.

As of March 31, 2020, Cincinnati Global had operating loss carryforwards of $118 million in the United Kingdom. These Cincinnati Global losses can only be utilized within the Cincinnati Global group in the United Kingdom and cannot offset the income of our CFC group domestic operations in the United States. Other than the Cincinnati Global loss carryforwards, we had no other operating or capital loss carryforwards as of March 31, 2020.

Cincinnati Financial Corporation First-Quarter 2020 10-Q

NOTE 10 – Net Income (Loss) Per Common Share
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are computed based on the weighted average number of common and dilutive potential common shares outstanding using the treasury stock method. The table shows calculations for basic and diluted earnings per share:

(In millions, except per share data)	Three months ended March 31,
	2020	2019
Numerator:
Net income (loss)—basic and diluted	$(1,226)	$695
Denominator:
Basic weighted-average common shares outstanding	162.2	163.0
Effect of share-based awards:
Stock options	—	0.9
Nonvested shares	—	0.7
Diluted weighted-average shares	162.2	164.6
Earnings (loss) per share:
Basic	$(7.56)	$4.27
Diluted	$(7.56)	$4.22
Number of anti-dilutive share-based awards	2.5	0.7

In accordance with ASC 260, Earnings per Share, the assumed exercise of share-based awards in 2020 were excluded from the computation of diluted loss per share. See our 2019 Annual Report on Form 10-K, Item 8, Note 17, Share-Based Associate Compensation Plans, Page 176, for information about share-based awards. The above table shows the number of anti-dilutive share-based awards for the three months ended March 31, 2020 and 2019. These share-based awards were not included in the computation of net income (loss) per common share (diluted) because their exercise would have anti-dilutive effects.

NOTE 11 – Employee Retirement Benefits
The following summarizes the components of net periodic benefit cost for our qualified and supplemental pension plans:

(Dollars in millions)	Three months ended March 31,
	2020	2019
Service cost	$2	$2
Non-service costs (benefit):
Interest cost	3	3
Expected return on plan assets	(5)	(5)
Amortization of actuarial loss and prior service cost	1	—
Other	—	1
Total non-service benefit	(1)	(1)
Net periodic benefit cost	$1	$1

See our 2019 Annual Report on Form 10-K, Item 8, Note 13, Employee Retirement Benefits, Page 170, for information on our retirement benefits. Service costs and non-service costs (benefit) are allocated in the same proportion primarily to the underwriting, acquisition and insurance expenses line item with the remainder allocated to the insurance losses and contract holders' benefits line item on the condensed consolidated statements of income for both 2020 and 2019.

Cincinnati Financial Corporation First-Quarter 2020 10-Q

We made matching contributions totaling $8 million and $5 million to our 401(k) and Top Hat savings plans during the first quarter of 2020 and 2019, respectively.

We made no contributions to our qualified pension plan during the first three months of 2020.

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

We report as Other the noninvestment operations of the parent company and its noninsurer subsidiary, CFC Investment Company. We also report as Other the underwriting results of Cincinnati Re, our reinsurance assumed operation, and Cincinnati Global, our London-based global specialty underwriter. See our 2019 Annual Report on Form 10-K, Item 8, Note 18, Segment Information, Page 179, for a description of revenue, income or loss before income taxes and identifiable assets for each of the five segments.

Cincinnati Financial Corporation First-Quarter 2020 10-Q

Segment information is summarized in the following table:

(Dollars in millions)	Three months ended March 31,
	2020	2019
Revenues:
Commercial lines insurance
Commercial casualty	$289	$268
Commercial property	249	234
Commercial auto	185	170
Workers' compensation	75	77
Other commercial	65	61
Commercial lines insurance premiums	863	810
Fee revenues	1	1
Total commercial lines insurance	864	811

Personal lines insurance
Personal auto	154	155
Homeowner	159	147
Other personal	46	42
Personal lines insurance premiums	359	344
Fee revenues	1	1
Total personal lines insurance	360	345

Excess and surplus lines insurance	78	63
Fee revenues	1	1
Total excess and surplus lines insurance	79	64

Life insurance premiums	67	66
Fee revenues	—	1
Total life insurance	67	67

Investments
Investment income, net of expenses	165	157
Investment gains and losses, net	(1,725)	663
Total investment revenue	(1,560)	820

Other
Premiums	89	50
Other	2	2
Total other revenues	91	52
Total revenues	$(99)	$2,159

Income (loss) before income taxes:
Insurance underwriting results
Commercial lines insurance	$(20)	$76
Personal lines insurance	21	(4)
Excess and surplus lines insurance	9	11
Life insurance	2	(1)
Investments	(1,586)	796
Other	(2)	(11)
Total income (loss) before income taxes	$(1,576)	$867

Identifiable assets:	March 31, 2020	December 31, 2019
Property casualty insurance	$3,444	$3,437
Life insurance	1,517	1,516
Investments	17,699	19,583
Other	707	872
Total	$23,367	$25,408

Cincinnati Financial Corporation First-Quarter 2020 10-Q

Item 2.    Management’s Discussion and Analysis of Financial Condition and
Results of Operations
The following discussion highlights significant factors influencing the condensed consolidated results of operations and financial position of Cincinnati Financial Corporation. It should be read in conjunction with the consolidated financial statements and related notes included in our 2019 Annual Report on Form 10-K. Unless otherwise noted, the industry data is prepared by A.M. Best Co., a leading insurance industry statistical, analytical and financial strength rating organization. Information from A.M. Best is presented on a statutory basis for insurance company regulation in the United States of America. When we provide our results on a comparable statutory basis, we label it as such; all other company data is presented in accordance with accounting principles generally accepted in the United States of America (GAAP).

We present per share data on a diluted basis unless otherwise noted, adjusting those amounts for all stock splits and dividends. Dollar amounts are rounded to millions; calculations of percent changes are based on dollar amounts rounded to the nearest million. Certain percentage changes are identified as not meaningful (nm).

SAFE HARBOR STATEMENT
This is our “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995. Our business is subject to certain risks and uncertainties that may cause actual results to differ materially from those suggested by the forward-looking statements in this report. Some of those risks and uncertainties are discussed in our 2019 Annual Report on Form 10-K, Item 1A, Risk Factors, Page 35.
Factors that could cause or contribute to such differences include, but are not limited to:

•	Effects of the COVID-19 pandemic that could affect results for reasons such as:

◦	Securities market disruption or volatility and related effects such as decreased economic activity that affect the company’s investment portfolio and book value

◦	An unusually high level of claims in our insurance or reinsurance operations that increase litigation-related expenses

◦
An unusually high level of insurance losses, including risk of legislation or court decisions extending business interruption insurance to require coverage when there was no direct physical damage or loss to property

◦
Decreased premium revenue and cash flow from disruption to our distribution channel of independent agents, consumer self-isolation, travel limitations, business restrictions and decreased economic activity

◦	Inability of our workforce to perform necessary business functions

•	Unusually high levels of catastrophe losses due to risk concentrations, changes in weather patterns, environmental events, terrorism incidents or other causes

•	Increased frequency and/or severity of claims or development of claims that are unforeseen at the time of policy issuance

•	Inadequate estimates, assumptions or reliance on third-party data used for critical accounting estimates

•	Declines in overall stock market values negatively affecting the company’s equity portfolio and book value

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

Cincinnati Financial Corporation First-Quarter 2020 10-Q

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

Cincinnati Financial Corporation First-Quarter 2020 10-Q

CORPORATE FINANCIAL HIGHLIGHTS

Net Income and Comprehensive Income Data

(Dollars in millions, except per share data)	Three months ended March 31,
	2020	2019	% Change
Earned premiums	$1,456	$1,333	9
Investment income, net of expenses (pretax)	165	157	5
Investment gains and losses, net (pretax)	(1,725)	663	nm
Total revenues	(99)	2,159	nm
Net income (loss)	(1,226)	695	nm
Comprehensive income (loss)	(1,470)	883	nm
Net income (loss) per share—diluted	(7.56)	4.22	nm
Cash dividends declared per share	0.60	0.56	7
Diluted weighted average shares outstanding	162.2	164.6	(1)

Total revenues were negative for the first quarter of 2020, as a reduction in net investment gains offset increases in earned premiums and investment income. Premium and investment revenue trends are discussed further in the respective sections of Financial Results.

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

The net loss for the first quarter of 2020, compared with first-quarter 2019 net income, was a change of $1.921 billion, including a decrease of $1.886 billion in after-tax net investment gains and losses and a decrease of $53 million in after-tax property casualty underwriting income. First-quarter 2020 catastrophe losses, mostly weather related, were $41 million higher after taxes and unfavorably affected both net income and property casualty underwriting income. After-tax investment income for the first quarter of 2020 increased by $6 million and life insurance segment results on a pretax basis improved $3 million compared with first-quarter 2019.

The recent outbreak of the novel coronavirus (SARS-CoV-2 or COVID-19), recognized as a pandemic by the World Health Organization, caused significant economic effects where we operate, including temporary closures of many businesses and reduced consumer spending due to shelter-in-place, stay-at-home and other governmental regulations. Those orders and the uncertainty surrounding COVID-19 had broad financial market effects in the last few weeks of first-quarter 2020 and caused significant market disruption and volatility. The stock market volatility was a major contributor to the revenue decrease and net loss effects discussed above, and in this quarterly report Item 2, Investments Results, that resulted from a reduction in net investment gains for our investment portfolio.

The COVID-19 pandemic did not have a significant effect on our premium revenues for the first quarter of 2020. Approximately 85% of our net written premiums are from renewals of expiring policies or reinsurance treaties that were generally arranged in advance of the economic slowdown resulting from COVID-19 effects on businesses or consumers, and only a small fraction of premiums written in March were earned during the first quarter. In the last few weeks of March and the first few weeks of April, we saw a reduction in submissions from agents for us to quote premiums for policies that would be new business for us in the second quarter of 2020. At the same time, we have seen early signs of a higher ratio of quoted policies that were subsequently issued for certain lines of business, which somewhat offset the decrease in submissions. Regardless of future policy submission volume, new business and renewal premium amounts could decline if the basis for policy premiums, such as sales and payrolls of businesses we insure, decrease as a result of a weakened economy. Early in the second quarter of 2020, we announced a 15% policyholder credit applied to each personal auto policy for the months of April and May, for an estimated aggregate amount of $16 million. At this time, we are not able to determine other material effects of the pandemic for future periods.

Cincinnati Financial Corporation First-Quarter 2020 10-Q

Loss experience for our insurance operations is influenced by many factors, as discussed in our 2019 Annual Report on Form 10-K, Item 7, Property Casualty Insurance Loss and Loss Expense Reserves, page 56. We have not determined any material effect on our loss experience for the first quarter of 2020 as a result of the pandemic. Because of fewer vehicles on the road and other factors that reduce exposure to certain insurance losses, such as reduced sales and payrolls for businesses, there could be a reduction in future losses that generally correspond to reduced premiums. For example, we saw a reduction in personal auto reported claims as a result of reduced driving in late March and early April. However, there could be losses or legal expenses that occur independent of changes in sales or payrolls of businesses we insure. At this time, we are not able to determine premium or loss effects for future periods.

Virtually all of our commercial property policies do not provide coverage for business interruption claims unless there is direct physical damage or loss to property. Because a virus does not produce direct physical damage or loss to property, no coverage exists for this peril – rendering an exclusion unnecessary. For this reason, most of our standard market commercial property policies in states where we actively write business do not contain a specific exclusion for COVID-19. While we will evaluate each claim based on the specific facts and circumstances involved, our commercial property policies do not provide coverage for business interruption claims unless there is direct physical damage or loss to property.

Performance by segment is discussed below in Financial Results. As discussed in our 2019 Annual Report on Form 10-K, Item 7, Factors Influencing Our Future Performance, Page 55, there are several reasons why our performance during 2020 may be below our long-term targets.

The board of directors is committed to rewarding shareholders directly through cash dividends and through share repurchase authorizations. Through 2019, the company had increased the annual cash dividend rate for 59 consecutive years, a record we believe is matched by only seven other publicly traded companies. In January 2020, the board of directors increased the regular quarterly dividend to 60 cents per share, setting the stage for our 60th consecutive year of increasing cash dividends. During the first three months of 2020, cash dividends declared by the company increased 7% compared with the same period of 2019. Our board regularly evaluates relevant factors in decisions related to dividends and share repurchases. The 2020 dividend increase reflected our strong earnings performance and signaled management's and the board's positive outlook and confidence in our outstanding capital, liquidity and financial flexibility.

Balance Sheet Data and Performance Measures

(Dollars in millions, except share data)	At March 31,	At December 31,
	2020	2019
Total investments	$17,876	$19,746
Total assets	23,367	25,408
Short-term debt	114	39
Long-term debt	788	788
Shareholders' equity	8,042	9,864
Book value per share	50.02	60.55
Debt-to-total-capital ratio	10.1%	7.7%

Cincinnati Financial Corporation First-Quarter 2020 10-Q

Total assets at March 31, 2020, decreased 8% compared with year-end 2019, and included a 9% decrease in total investments that reflected lower fair values for many securities in our portfolio. Shareholders' equity decreased 18%, and book value per share decreased 17% during the first three months of 2020. Our debt-to-total-capital ratio (capital is the sum of debt plus shareholders' equity) increased compared with year-end 2019.

Our value creation ratio is our primary performance metric. That ratio was negative 16.4% for the first three months of 2020, and was significantly lower than the same period in 2019, primarily due to a reduction of overall net gains from our investment portfolio. The $10.53 decrease in book value per share during the first three months of 2020 contributed negative 17.4 percentage points to the value creation ratio, while dividends declared at $0.60 per share contributed 1.0 point. Value creation ratios by major components and in total, along with calculations from per-share amounts, are shown in the tables below.

	Three months ended March 31,
	2020	2019
Value creation ratio major components:
Net income before investment gains	1.4%	2.2%
Change in fixed-maturity securities, realized and unrealized gains	(3.2)	2.5
Change in equity securities, investment gains	(13.4)	6.6
Other	(1.2)	(0.2)
Value creation ratio	(16.4)%	11.1%

(Dollars are per share)	Three months ended March 31,
	2020	2019
Value creation ratio:
End of period book value*	$50.02	$52.88
Less beginning of period book value	60.55	48.10
Change in book value	(10.53)	4.78
Dividend declared to shareholders	0.60	0.56
Total value creation	$(9.93)	$5.34

Value creation ratio from change in book value**	(17.4)%	9.9%
Value creation ratio from dividends declared to shareholders***	1.0	1.2
Value creation ratio	(16.4)%	11.1%

* Book value per share is calculated by dividing end of period total shareholders' equity by end of period shares outstanding
** Change in book value divided by the beginning of period book value
*** Dividend declared to shareholders divided by beginning of period book value

DRIVERS OF LONG-TERM VALUE CREATION
Operating through The Cincinnati Insurance Company, Cincinnati Financial Corporation is one of the 25 largest property casualty insurers in the nation, based on 2019 net written premiums for approximately 2,000 U.S. stock and mutual insurer groups. We market our insurance products through a select group of independent insurance agencies as discussed in our 2019 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 5. At March 31, 2020, we actively marketed through agencies located in 45 states. We maintain a long-term perspective that guides us in addressing immediate challenges or opportunities while focusing on the major decisions that best position our company for success through all market cycles.

Cincinnati Financial Corporation First-Quarter 2020 10-Q

To measure our long-term progress in creating shareholder value, our value creation ratio is our primary financial performance target. As discussed in our 2019 Annual Report on Form 10-K, Item 7, Executive Summary, Page 51, management believes this measure is a meaningful indicator of our long-term progress in creating shareholder value and has three primary performance drivers:

•
Premium growth – We believe our agency relationships and initiatives can lead to a property casualty written premium growth rate over any five-year period that exceeds the industry average. For the first three months of 2020, our consolidated property casualty net written premium year-over-year growth was 10%. As of March 2020, A.M. Best projected the industry's full-year 2020 written premium growth at approximately 4%. For the five-year period 2015 through 2019, our growth rate exceeded that of the industry. The industry's growth rate excludes its mortgage and financial guaranty lines of business.

•
Combined ratio – We believe our underwriting philosophy and initiatives can generate a GAAP combined ratio over any five-year period that is consistently within the range of 95% to 100%. For the first three months of 2020, our GAAP combined ratio was 98.5%, including 9.4 percentage points of current accident year catastrophe losses partially offset by 2.4 percentage points of favorable loss reserve development on prior accident years. Our statutory combined ratio was 96.6% for the first three months of 2020. As of March 2020, A.M. Best projected the industry's full-year 2020 statutory combined ratio at approximately 99%, including approximately 5 percentage points of catastrophe losses and a favorable effect of approximately 1 percentage point of loss reserve development on prior accident years. The industry's ratio again excludes its mortgage and financial guaranty lines of business.

•
Investment contribution – We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year return of the Standard & Poor's 500 Index. For the first three months of 2020, pretax investment income was $165 million, up 5% compared with the same period in 2019. We believe our investment portfolio mix provides an appropriate balance of income stability and growth with capital appreciation potential.

Highlights of Our Strategy and Supporting Initiatives
Management has worked to identify a strategy that can lead to long-term success, with concurrence by the board of directors. Our strategy is intended to position us to compete successfully in the markets we have targeted while appropriately managing risk. Further description of our long-term, proven strategy can be found in our 2019 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 5. We believe successful implementation of initiatives that support our strategy will help us better serve our agent customers and reduce volatility in our financial results while we also grow earnings and book value over the long term, successfully navigating challenging economic, market or industry pricing cycles.

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

We continue to enhance our property casualty underwriting expertise and to effectively and efficiently underwrite individual policies and process transactions. Ongoing initiatives supporting this work include expanding our pricing and segmentation capabilities through experience and use of predictive analytics and additional data. Our segmentation efforts emphasize identification and retention of insurance policies we believe have relatively stronger pricing, while seeking more aggressive renewal terms and conditions on policies we believe have relatively weaker pricing. In 2020, we are continuing to improve underwriting and rate adequacy for our commercial auto and homeowner lines of business. Our commercial auto policies that renewed during the first three months of 2020 experienced an estimated average price increase at percentages in the mid-single-digit range, and our homeowner policies that renewed during that period also averaged an estimated price increase at percentages in the mid-single-digit range.

•
Drive premium growth – Implementation of these initiatives is intended to further penetrate each market we serve through our independent agencies. Strategies aimed at specific market opportunities, along with service enhancements, can help our agents grow and increase our share of their business. Premium growth initiatives also include expansion of Cincinnati ReSM, our reinsurance assumed operation, and successful integration of

Cincinnati Financial Corporation First-Quarter 2020 10-Q

Cincinnati Global Underwriting Ltd.SM (Cincinnati Global), our London-based global specialty underwriter for Lloyd's Syndicate 318. Diversified growth also may reduce variability of losses from weather-related catastrophes.
We continue to appoint new agencies to develop additional points of distribution. In 2020, we are planning approximately 125 appointments of independent agencies that offer most or all of our property casualty insurance products. During the first three months of 2020, we appointed 50 new agencies that meet that criteria.
We also plan to appoint additional agencies that focus on high net worth personal lines clients. In 2020, we are targeting the appointment of approximately 35 agencies that market only personal lines products for us. During the first three months of 2020, we appointed 11 new agencies that meet that criteria.
As of March 31, 2020, a total of 1,814 agency relationships market our property casualty insurance products from 2,492 reporting locations. The totals do not include Lloyd's brokers or coverholders that source business for Cincinnati Global.
We also continue to grow premiums through the disciplined expansion of Cincinnati Re and the acquisition of Cincinnati Global. During the first three months of 2020, Cincinnati Re contributed $21 million of growth in consolidated property casualty insurance net written premiums while Cincinnati Global contributed $16 million. We also believe that over time Cincinnati Global will provide opportunities to support business produced by our independent agencies in new geographies and lines of business.

Financial Strength
An important part of our long-term strategy is financial strength, which is described in our 2019 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Financial Strength, Page 8. One aspect of our financial strength is prudent use of reinsurance ceded to help manage financial performance variability due to catastrophe loss experience. A description of how we use reinsurance ceded is included in our 2019 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, 2020 Reinsurance Ceded Programs, Page 109. Another aspect of our financial strength is our investment portfolio, which remains well-diversified as discussed in this quarterly report in Item 3, Quantitative and Qualitative Disclosures About Market Risk. Our strong parent-company liquidity and financial strength increase our flexibility to maintain a cash dividend through all periods and to continue to invest in and expand our insurance operations.

At March 31, 2020, we held $2.670 billion of our cash and invested assets at the parent-company level, of which $2.498 billion, or 93.6%, was invested in common stocks, and $16 million, or 0.6%, was cash or cash equivalents. Our debt-to-total-capital ratio was 10.1% at March 31, 2020. Another important indicator of financial strength is our ratio of property casualty net written premiums to statutory surplus, which was 1.2-to-1 for the 12 months ended March 31, 2020, compared with 1.0-to-1 at year-end 2019.

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

Cincinnati Financial Corporation First-Quarter 2020 10-Q

At April 24, 2020, our insurance subsidiaries continued to be highly rated.

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

Cincinnati Financial Corporation First-Quarter 2020 10-Q

CONSOLIDATED PROPERTY CASUALTY INSURANCE HIGHLIGHTS
Consolidated property casualty insurance results include premiums and expenses for our standard market insurance segments (commercial lines and personal lines), our excess and surplus lines segment, Cincinnati Re and our London-based global specialty underwriter known as Cincinnati Global.

(Dollars in millions)	Three months ended March 31,
	2020	2019	% Change
Earned premiums	$1,389	$1,267	10
Fee revenues	3	3	0
Total revenues	1,392	1,270	10
Loss and loss expenses from:
Current accident year before catastrophe losses	832	786	6
Current accident year catastrophe losses	131	71	85
Prior accident years before catastrophe losses	(28)	(70)	60
Prior accident years catastrophe losses	(5)	3	nm
Loss and loss expenses	930	790	18
Underwriting expenses	438	389	13
Underwriting profit	$24	$91	(74)

Ratios as a percent of earned premiums:			Pt. Change
Current accident year before catastrophe losses	59.9%	62.0%	(2.1)
Current accident year catastrophe losses	9.4	5.6	3.8
Prior accident years before catastrophe losses	(2.1)	(5.5)	3.4
Prior accident years catastrophe losses	(0.3)	0.2	(0.5)
Loss and loss expenses	66.9	62.3	4.6
Underwriting expenses	31.6	30.7	0.9
Combined ratio	98.5%	93.0%	5.5

Combined ratio	98.5%	93.0%	5.5
Contribution from catastrophe losses and prior years reserve development	7.0	0.3	6.7
Combined ratio before catastrophe losses and prior years reserve development	91.5%	92.7%	(1.2)

The COVID-19 pandemic did not have a significant effect on our premiums for the first quarter of 2020. In the last few weeks of March and the first few weeks of April, we saw a reduction in submissions from agents for us to quote premiums for policies that would be new business for us in the second quarter of 2020. At the same time, we have seen early signs of a higher ratio of quoted policies that were subsequently issued for some lines of business, which somewhat offset the decrease in submissions. Regardless of future policy submission volume, new business and renewal premium amounts could decline if the basis for policy premiums, such as sales and payrolls of businesses we insure, decrease as a result of a weakened economy. At this time, we are not able to determine other effects of the pandemic on future periods.

Loss experience for our insurance operations is influenced by many factors. We have not determined any material effect on our loss experience for the first quarter of 2020 as a result of the pandemic. Because of factors that reduce exposure to certain insurance losses, such as fewer vehicles on the road or reduced sales and payrolls for businesses, there could be a reduction in future losses that generally correspond to reduced premiums. However, there could be losses or legal expenses that occur independent of changes in sales or payrolls of businesses we insure. At this time, we are not able to determine premium or loss effects for future periods.

Our consolidated property casualty insurance operations generated an underwriting profit of $24 million for the first three months of 2020. The decrease of $67 million, compared with the first quarter of 2019, included an unfavorable increase of $52 million in losses from natural catastrophes, mostly caused by severe weather. We believe future property casualty underwriting results will continue to benefit from price increases and our ongoing initiatives to improve pricing precision and loss experience related to claims and loss control practices.

Cincinnati Financial Corporation First-Quarter 2020 10-Q

For all property casualty lines of business in aggregate, net loss and loss expense reserves at March 31, 2020, were $113 million higher than at year-end 2019, including an increase of $121 million for the incurred but not reported (IBNR) portion. The $113 million reserve increase raised year-end 2019 net loss and loss expense reserves by 2%.

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

Our consolidated property casualty combined ratio for the first quarter of 2020 increased by 5.5 percentage points, compared with the same period of 2019, including an increase of 3.3 points from higher catastrophe losses and loss expenses.

The combined ratio can be affected significantly by natural catastrophe losses and other large losses as discussed in detail below. The combined ratio can also be affected by updated estimates of loss and loss expense reserves established for claims that occurred in prior periods, referred to as prior accident years. Net favorable development on prior accident year reserves, including reserves for catastrophe losses, benefited the combined ratio by 2.4 percentage points in the first three months of 2020, compared with 5.3 percentage points in the same period of 2019. Net favorable development is discussed in further detail in Financial Results by property casualty insurance segment.

The ratio for current accident year loss and loss expenses before catastrophe losses improved in the first three months of 2020. That 59.9% ratio was 2.1 percentage points lower, compared with the 62.0% accident year 2019 ratio measured as of March 31, 2019, including an increase of 0.7 points in the ratio for large losses of $1 million or more per claim, discussed below.

The underwriting expense ratio increased for the first quarter of 2020, compared with the same period a year ago. The increase was largely due to higher employee-related expenses and premium taxes, plus the full effect of Cincinnati Global, which partially offset ongoing expense management efforts and higher earned premiums.

Consolidated Property Casualty Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2020	2019	% Change
Agency renewal written premiums	$1,198	$1,130	6
Agency new business written premiums	215	181	19
Other written premiums	105	70	50
Net written premiums	1,518	1,381	10
Unearned premium change	(129)	(114)	(13)
Earned premiums	$1,389	$1,267	10

The trends in net written premiums and earned premiums summarized in the table above include the effects of price increases. Price change trends that heavily influence renewal written premium increases or decreases, along with other premium growth drivers for 2020, are discussed in more detail by segment below in Financial Results.

Consolidated property casualty net written premiums for the three months ended March 31, 2019, grew $137 million compared with the same period of 2019, primarily from our commercial lines insurance segment. Our premium growth initiatives from prior years have provided an ongoing favorable effect on growth during the current year, particularly as newer agency relationships mature over time.

Consolidated property casualty agency new business written premiums increased by $34 million for the first quarter of 2020, compared with the same period of 2019. The increase was driven by our commercial lines insurance segment. New agency appointments during 2019 and 2020 produced an $18 million increase in standard lines new business for the first three months of 2020 compared with the same period of 2019. As we appoint new agencies

Cincinnati Financial Corporation First-Quarter 2020 10-Q

that choose to move accounts to us, we report these accounts as new business. While this business is new to us, in many cases it is not new to the agent. We believe these seasoned accounts tend to be priced more accurately than business that may be less familiar to our agent upon obtaining it from a competing agent.

Net written premiums for Cincinnati Re, included in other written premiums, increased by $21 million for the three months ended March 31, 2020, compared with the same period of 2019, to $105 million. Cincinnati Re assumes risks through reinsurance treaties and in some cases cedes part of the risk and related premiums to one or more unaffiliated reinsurance companies through transactions known as retrocessions. Cincinnati Re earned premiums were $62 million for the first three months of 2020, compared with $40 million for the same period a year ago.

Cincinnati Global also contributed to the increase in other written premiums, following our acquisition of it on February 28, 2019. Net written premiums increased by $16 million for the three months ended March 31, 2020, compared with $21 million for one month of premiums in 2019, to $37 million. Cincinnati Global earned premiums were $27 million and $10 million for those respective periods.

Other written premiums also include premiums ceded to reinsurers as part of our reinsurance ceded program. An increase in ceded premiums reduced net written premiums by $2 million for the first quarter of 2020, compared with the same period of 2019.

Catastrophe losses and loss expenses typically have a material effect on property casualty results and can vary significantly from period to period. Losses from natural catastrophes contributed 9.1 percentage points to the combined ratio in the first quarter of 2020, compared with 5.8 percentage points in the same period of 2019.

The following table shows consolidated property casualty insurance catastrophe losses and loss expenses incurred, net of reinsurance, as well as the effect of loss development on prior period catastrophe events. We individually list declared catastrophe events for which our incurred losses reached or exceeded $10 million.

Consolidated Property Casualty Insurance Catastrophe Losses and Loss Expenses Incurred

(Dollars in millions, net of reinsurance)		Three months ended March 31,
		Comm.	Pers.	E&S
Dates	Region	lines	lines	lines	Other	Total
2020
Jan. 10-12	Midwest, Northeast, South	$6	$5	$—	$—	$11
Feb. 5-8	Northeast, South	11	6	—	—	17
Mar. 2-4	Midwest, South	64	10	—	—	74
Mar. 27-30	Midwest, Northeast, South	6	16	—	—	22
All other 2020 catastrophes		1	6	—	—	7
Development on 2019 and prior catastrophes		(3)	(5)	—	3	(5)
Calendar year incurred total		$85	$38	$—	$3	$126

2019
Jan. 29-Feb. 1	Midwest, Northeast	$14	$11	$—	$—	$25
Feb. 23-26	Midwest, Northeast, South	11	12	—	—	23
Mar. 12-17	Midwest, Northeast, West, South	4	7	—	—	11
All other 2019 catastrophes		4	8	—	—	12
Development on 2018 and prior catastrophes		(6)	8	—	1	3
Calendar year incurred total		$27	$46	$—	$1	$74

Cincinnati Financial Corporation First-Quarter 2020 10-Q

The following table includes data for losses incurred of $1 million or more per claim, net of reinsurance.

Consolidated Property Casualty Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended March 31,
	2020	2019	% Change
Current accident year losses greater than $5 million	$—	$—	nm
Current accident year losses $1 million - $5 million	50	37	35
Large loss prior accident year reserve development	26	16	63
Total large losses incurred	76	53	43
Losses incurred but not reported	79	47	68
Other losses excluding catastrophe losses	496	493	1
Catastrophe losses	123	69	78
Total losses incurred	$774	$662	17

Ratios as a percent of earned premiums:			Pt. Change
Current accident year losses greater than $5 million	—%	—%	0.0
Current accident year losses $1 million - $5 million	3.6	2.9	0.7
Large loss prior accident year reserve development	1.9	1.2	0.7
Total large loss ratio	5.5	4.1	1.4
Losses incurred but not reported	5.7	3.7	2.0
Other losses excluding catastrophe losses	35.6	38.9	(3.3)
Catastrophe losses	8.9	5.5	3.4
Total loss ratio	55.7%	52.2%	3.5

We believe the inherent variability of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the variability in addition to general inflationary trends in loss costs. Our analysis continues to indicate no unexpected concentration of large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The first-quarter 2020 property casualty total large losses incurred of $76 million, net of reinsurance, were lower than the $80 million quarterly average during full-year 2019 but higher than the $53 million experienced for the first quarter of 2019. The ratio for these large losses was 1.4 percentage points higher compared with last year's first quarter. We believe results for the three-month period largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million. Losses by size are discussed in further detail in results of operations by property casualty insurance segment.

FINANCIAL RESULTS
Consolidated results reflect the operating results of each of our five segments along with the parent company, Cincinnati Re, Cincinnati Global and other activities reported as "Other." The five segments are:

•	Commercial lines insurance

•	Personal lines insurance

•	Excess and surplus lines insurance

•	Life insurance

•	Investments

Cincinnati Financial Corporation First-Quarter 2020 10-Q

COMMERCIAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended March 31,
	2020	2019	% Change
Earned premiums	$863	$810	7
Fee revenues	1	1	0
Total revenues	864	811	7
Loss and loss expenses from:
Current accident year before catastrophe losses	526	510	3
Current accident year catastrophe losses	88	33	167
Prior accident years before catastrophe losses	(3)	(56)	95
Prior accident years catastrophe losses	(3)	(6)	50
Loss and loss expenses	608	481	26
Underwriting expenses	276	254	9
Underwriting profit (loss)	$(20)	$76	nm

Ratios as a percent of earned premiums:			Pt. Change
Current accident year before catastrophe losses	61.0%	63.0%	(2.0)
Current accident year catastrophe losses	10.2	4.1	6.1
Prior accident years before catastrophe losses	(0.3)	(6.9)	6.6
Prior accident years catastrophe losses	(0.4)	(0.8)	0.4
Loss and loss expenses	70.5	59.4	11.1
Underwriting expenses	32.0	31.4	0.6
Combined ratio	102.5%	90.8%	11.7

Combined ratio	102.5%	90.8%	11.7
Contribution from catastrophe losses and prior years reserve development	9.5	(3.6)	13.1
Combined ratio before catastrophe losses and prior years reserve development	93.0%	94.4%	(1.4)

Overview
The COVID-19 pandemic did not have a significant effect on our commercial lines insurance segment premiums for the first quarter of 2020. In the last few weeks of March and the first few weeks of April, we saw a reduction in submissions from agents for us to quote premiums for policies that would be new business for us in the second quarter of 2020. At the same time, we have seen early signs of a higher ratio of quoted policies that were subsequently issued for some lines of business, which somewhat offset the decrease in submissions. Regardless of future policy submission volume, new business and renewal premium amounts could decline if the basis for policy premiums, such as sales and payrolls of businesses we insure, decrease as a result of a weakened economy. At this time, we are not able to determine other effects of the pandemic on future periods.

Loss experience for our insurance operations is influenced by many factors. We have not determined any material effect on our loss experience for the first quarter of 2020 as a result of the pandemic. Because of factors that reduce exposure to certain insurance losses, such as fewer vehicles on the road or reduced sales and payrolls for businesses, there could be a reduction in future losses that generally corresponds to reduced premiums. However, there could be losses or legal expenses that occur independent of changes in sales or payrolls of businesses we insure. At this time, we are not able to determine premium or loss effects for future periods.

Performance highlights for the commercial lines segment include:

•
Premiums – Earned premiums and net written premiums for the commercial lines segment rose during the first quarter of 2020, compared with the same period a year ago, reflecting higher new business premiums and renewal written premium growth that continued to include higher average pricing. The table below analyzes the primary components of premiums. We continue to use predictive analytics tools to improve pricing precision and segmentation while leveraging our local relationships with agents through the efforts of our teams that work closely with them. We seek to maintain appropriate pricing discipline for both new and renewal business as our

Cincinnati Financial Corporation First-Quarter 2020 10-Q

agents and underwriters assess account quality to make careful decisions on a case-by-case basis whether to write or renew a policy.
Agency renewal written premiums increased by 5% during the first three months of 2020, compared with the same period of 2019. During the first quarter of 2020, our overall standard commercial lines policies averaged estimated renewal price increases at percentages in the low-single-digit range, higher than any quarter during 2019. We continue to segment commercial lines policies, emphasizing identification and retention of policies we believe have relatively stronger pricing. Conversely, we have been seeking stricter renewal terms and conditions on policies we believe have relatively weaker pricing, thus retaining fewer of those policies. We measure average changes in commercial lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for the respective policies.
Our average overall commercial lines renewal pricing change includes the impact of flat pricing for certain coverages within package policies written for a three-year term that were in force but did not expire during the period being measured. Therefore, our reported change in average commercial lines renewal pricing reflects a blend of three-year policies that did not expire and other policies that did expire during the measurement period. For commercial lines policies that did expire and were then renewed during the first quarter of 2020, we estimate that our average percentage price increase for commercial auto was near the high end of the mid-single-digit range. The estimated average percentage price change for our commercial property line of business was an increase in the mid-single-digit range and for commercial casualty it was an increase in the low-single-digit range, both higher than in 2019. The estimated average percentage price change for workers' compensation was a decrease in the mid-single-digit range.
Renewal premiums for certain policies, primarily our commercial casualty and workers' compensation lines of business, include the results of policy audits that adjust initial premium amounts based on differences between estimated and actual sales or payroll related to a specific policy. Audits completed during the first three months of 2020 contributed $18 million to net written premiums.
New business written premiums for commercial lines increased $34 million during the first three months of 2020, compared with the same period of 2019. The increase reflected growth for each major line of business in our commercial lines insurance segment and a higher level of submissions from our agents requesting our quote for prospective policyholders. Trend analysis for year-over-year comparisons of individual quarters is more difficult to assess for commercial lines new business written premiums, due to inherent variability. That variability is often driven by larger policies with annual premiums greater than $100,000.
Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. For our commercial lines insurance segment, an increase in ceded premiums reduced net written premiums by $1 million for the first quarter of 2020, compared with the same period of 2019.

Commercial Lines Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2020	2019	% Change
Agency renewal written premiums	$842	$799	5
Agency new business written premiums	154	120	28
Other written premiums	(24)	(23)	(4)
Net written premiums	972	896	8
Unearned premium change	(109)	(86)	(27)
Earned premiums	$863	$810	7

•
Combined ratio – The commercial lines first-quarter 2020 combined ratio increased by 11.7 percentage points, compared with the same period a year ago, including an increase of 6.5 points in losses from natural catastrophes. Underwriting results for the three-month period included a lower level of favorable reserve development on prior accident years that offset better loss experience for the current accident year.

The current accident year loss and loss expenses before catastrophe losses ratio for commercial lines improved in the first three months of 2020. That 61.0% ratio was 2.0 percentage points lower, compared with

Cincinnati Financial Corporation First-Quarter 2020 10-Q

the 63.0% accident year 2019 ratio measured as of March 31, 2019, including an increase of 0.8 percentage points in the ratio for large losses of $1 million or more per claim, discussed below.
Catastrophe losses and loss expenses accounted for 9.8 percentage points of the combined ratio for the first quarter of 2020, compared with 3.3 percentage points for the same period a year ago. Through 2019, the 10-year annual average for that catastrophe measure for the commercial lines segment was 5.2 percentage points, and the five-year annual average was 5.5 percentage points.
The net effect of reserve development on prior accident years during the first quarter of 2020 was favorable for commercial lines overall by $6 million, compared with $62 million for the same period in 2019. For the first three months of 2020, our commercial casualty and workers' compensation lines of business were the largest contributors to the total commercial lines net favorable reserve development on prior accident years. The net favorable reserve development recognized during the first three months of 2020 for our commercial lines insurance segment was primarily for accident years 2019 and 2018 and was primarily due to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2019 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 56.
The commercial lines underwriting expense ratio increased for the first quarter of 2020, compared with the same period a year ago, largely due to higher employee-related expenses and premium taxes. The ratio also reflects ongoing expense management efforts and higher earned premiums.

Commercial Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended March 31,
	2020	2019	% Change
Current accident year losses greater than $5 million	$—	$—	nm
Current accident year losses $1 million - $5 million	36	26	38
Large loss prior accident year reserve development	22	13	69
Total large losses incurred	58	39	49
Losses incurred but not reported	58	43	35
Other losses excluding catastrophe losses	298	286	4
Catastrophe losses	82	25	228
Total losses incurred	$496	$393	26

Ratios as a percent of earned premiums:			Pt. Change
Current accident year losses greater than $5 million	—%	—%	—
Current accident year losses $1 million - $5 million	4.1	3.3	0.8
Large loss prior accident year reserve development	2.6	1.6	1.0
Total large loss ratio	6.7	4.9	1.8
Losses incurred but not reported	6.8	5.4	1.4
Other losses excluding catastrophe losses	34.5	35.1	(0.6)
Catastrophe losses	9.5	3.1	6.4
Total loss ratio	57.5%	48.5%	9.0

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The first-quarter 2020 commercial lines total large losses incurred of $58 million, net of reinsurance, were lower than the quarterly average of $65 million during full-year 2019 but higher than the $39 million total large losses incurred for the first quarter of 2019. The increase in commercial lines large losses for the first three months of 2020 was primarily due to our commercial casualty line of business. The first-quarter 2020 ratio for commercial lines total large losses was 1.8 percentage points higher than last year's first-quarter ratio. We believe results for the three-month period largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation First-Quarter 2020 10-Q

PERSONAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended March 31,
	2020	2019	% Change
Earned premiums	$359	$344	4
Fee revenues	1	1	0
Total revenues	360	345	4
Loss and loss expenses from:
Current accident year before catastrophe losses	216	209	3
Current accident year catastrophe losses	43	38	13
Prior accident years before catastrophe losses	(23)	(5)	(360)
Prior accident years catastrophe losses	(5)	8	nm
Loss and loss expenses	231	250	(8)
Underwriting expenses	108	99	9
Underwriting profit (loss)	$21	$(4)	nm

Ratios as a percent of earned premiums:			Pt. Change
Current accident year before catastrophe losses	60.0%	60.6%	(0.6)
Current accident year catastrophe losses	12.0	10.9	1.1
Prior accident years before catastrophe losses	(6.5)	(1.4)	(5.1)
Prior accident years catastrophe losses	(1.3)	2.4	(3.7)
Loss and loss expenses	64.2	72.5	(8.3)
Underwriting expenses	30.1	28.8	1.3
Combined ratio	94.3%	101.3%	(7.0)

Combined ratio	94.3%	101.3%	(7.0)
Contribution from catastrophe losses and prior years reserve development	4.2	11.9	(7.7)
Combined ratio before catastrophe losses and prior years reserve development	90.1%	89.4%	0.7

Overview
The COVID-19 pandemic did not have a significant effect on our personal lines insurance segment premiums for the first quarter of 2020. In the last few weeks of March and the first few weeks of April, we saw a reduction in submissions from agents for us to quote premiums for policies that would be new business for us in the second quarter of 2020. Early in the second quarter of 2020, we announced a 15% policyholder credit applied to each personal auto policy for the months of April and May, for an estimated aggregate amount of $16 million. At this time, we are not able to determine other effects of the pandemic on future periods.

Loss experience for our insurance operations is influenced by many factors. We have not determined any material effect on our loss experience for the first quarter of 2020 as a result of the pandemic. Because of factors that reduce exposure to certain insurance losses, there could be a reduction in future losses that generally corresponds to reduced premiums. For example, we saw a reduction in personal auto reported claims as a result of reduced driving in late March and early April. However, there could be losses or legal expenses that occur independent of changes in miles driven for autos we insure. At this time, we are not able to determine premium or loss effects for future periods.

Performance highlights for the personal lines segment include:

•
Premiums – Personal lines earned premiums and net written premiums continued to grow during the first quarter of 2020, driven by increases in agency renewal written premiums reflecting higher average pricing. Personal lines net written premiums from high net worth policies totaled approximately $101 million for the first quarter of 2020, compared with $77 million for the same period of 2019. The table below analyzes the primary components of premiums.

Cincinnati Financial Corporation First-Quarter 2020 10-Q

Agency renewal written premiums increased 4% for the first quarter of 2020, largely due to rate increases in select states. We estimate that premium rates for our personal auto line of business increased at average percentages in the mid-single-digit range during the first three months of 2020. For our homeowner line of business, we estimate that premium rates for the first three months of 2020 increased at average percentages in the mid-single-digit range, higher than in 2019. For both our personal auto and homeowner lines of business, some individual policies experienced lower or higher rate changes based on each risk's specific characteristics and enhanced pricing precision enabled by predictive models.
Personal lines new business written premiums decreased by 3% during the first three months of 2020, compared with the same period of 2019, reflecting underwriting and pricing discipline, particularly in select states.
Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. For our personal lines insurance segment, an increase in ceded premiums reduced net written premiums by less than $1 million for the first quarter of 2020, compared with the same period of 2019.
We continue to implement strategies discussed in our 2019 Annual Report on Form 10-K, Item 1, Strategic Initiatives, Page 15, to enhance our responsiveness to marketplace changes and to help achieve our long-term objectives for personal lines growth and profitability. These strategies include initiatives to more profitably underwrite homeowner policies.

Personal Lines Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2020	2019	% Change
Agency renewal written premiums	$294	$282	4
Agency new business written premiums	34	35	(3)
Other written premiums	(9)	(8)	(13)
Net written premiums	319	309	3
Unearned premium change	40	35	14
Earned premiums	$359	$344	4

•
Combined ratio – Our personal lines combined ratio improved for the first quarter of 2020, compared with the same period a year ago. The first-quarter improvement reflected better experience in the ratio for current accident year loss and loss expenses before catastrophe losses and favorable reserve development on prior accident years.

The current accident year loss and loss expenses before catastrophe losses ratio for personal lines improved in the first three months of 2020. That 60.0% ratio was 0.6 percentage points lower, compared with the 60.6% accident year 2019 ratio measured as of March 31, 2019, including an increase of 0.7 percentage points in the ratio for large losses of $1 million or more per claim, discussed below.
Catastrophe losses and loss expenses accounted for 10.7 percentage points of the combined ratio for the first quarter of 2020, compared with 13.3 percentage points for the same period of last year. The 10-year annual average catastrophe loss ratio for the personal lines segment through 2019 was 10.1 percentage points, and the five-year annual average was 10.5 percentage points.
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
Our homeowner line of business, representing 43% of our 2019 personal lines earned premiums, was the only major line in this segment with a first-quarter 2020 total loss and loss expense ratio before catastrophe losses significantly higher than we desired, although it improved compared with the prior-year period. In recent quarters, our homeowner policies have experienced average renewal price increases at percentages in the mid-single-digit range. We believe rate increases and other actions to improve pricing precision and reduce loss costs will improve future profitability.

Cincinnati Financial Corporation First-Quarter 2020 10-Q

The net effect of reserve development on prior accident years during the first quarter of 2020 was favorable for personal lines overall by $28 million, compared with $3 million of unfavorable net reserve development for the first three months of 2019. Our homeowner and personal auto lines of business were the largest contributors to the 2020 total personal lines net favorable reserve development on prior accident years. The net favorable reserve development was primarily due to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2019 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 56.
The underwriting expense ratio increased for the first quarter of 2020, compared with the same period a year ago, largely due higher employee-related expenses and premium taxes. The ratio also reflects ongoing expense management efforts and higher earned premiums.

Personal Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended March 31,
	2020	2019	% Change
Current accident year losses greater than $5 million	$—	$—	nm
Current accident year losses $1 million - $5 million	12	10	20
Large loss prior accident year reserve development	5	2	150
Total large losses incurred	17	12	42
Losses incurred but not reported	24	4	500
Other losses excluding catastrophe losses	127	163	(22)
Catastrophe losses	38	45	(16)
Total losses incurred	$206	$224	(8)

Ratios as a percent of earned premiums:			Pt. Change
Current accident year losses greater than $5 million	—%	—%	0.0
Current accident year losses $1 million - $5 million	3.5	2.8	0.7
Large loss prior accident year reserve development	1.3	0.6	0.7
Total large loss ratio	4.8	3.4	1.4
Losses incurred but not reported	6.6	1.0	5.6
Other losses excluding catastrophe losses	35.3	47.4	(12.1)
Catastrophe losses	10.5	13.1	(2.6)
Total loss ratio	57.2%	64.9%	(7.7)

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the first quarter of 2020, the personal lines total large loss ratio, net of reinsurance, was 1.4 percentage points higher than last year's first quarter. The increase in personal lines large losses for the first three months of 2020 occurred primarily for umbrella coverage in our other personal line of business. We believe results for the three-month period largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation First-Quarter 2020 10-Q

EXCESS AND SURPLUS LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended March 31,
	2020	2019	% Change
Earned premiums	$78	$63	24
Fee revenues	1	1	0
Total revenues	79	64	23

Loss and loss expenses from:
Current accident year before catastrophe losses	44	35	26
Current accident year catastrophe losses	—	—	0
Prior accident years before catastrophe losses	1	(2)	nm
Prior accident years catastrophe losses	—	—	0
Loss and loss expenses	45	33	36
Underwriting expenses	25	20	25
Underwriting profit	$9	$11	(18)

Ratios as a percent of earned premiums:			Pt. Change
Current accident year before catastrophe losses	55.7%	55.5%	0.2
Current accident year catastrophe losses	0.5	0.3	0.2
Prior accident years before catastrophe losses	0.7	(4.2)	4.9
Prior accident years catastrophe losses	0.5	(0.1)	0.6
Loss and loss expenses	57.4	51.5	5.9
Underwriting expenses	31.7	32.0	(0.3)
Combined ratio	89.1%	83.5%	5.6

Combined ratio	89.1%	83.5%	5.6
Contribution from catastrophe losses and prior years reserve development	1.7	(4.0)	5.7
Combined ratio before catastrophe losses and prior years reserve development	87.4%	87.5%	(0.1)

Overview
The COVID-19 pandemic did not have a significant effect on our excess and surplus lines insurance segment premiums for the first quarter of 2020. In the last few weeks of March and the first few weeks of April, we saw a reduction in submissions from agents for us to quote premiums for policies that would be new business for us in the second quarter of 2020. Regardless of future policy submission volume, new business and renewal premium amounts could decline if the basis for policy premiums, such as sales and payrolls of businesses we insure, decrease as a result of a weakened economy. At this time, we are not able to determine other effects of the pandemic on future periods.

Loss experience for our insurance operations is influenced by many factors. We have not determined any material effect on our loss experience for the first quarter of 2020 as a result of the pandemic. Because of factors that reduce exposure to certain insurance losses, such as reduced sales for businesses, there could be a reduction in future losses that generally corresponds to reduced premiums. However, there could be losses or legal expenses that occur independent of changes in sales of businesses we insure. At this time, we are not able to determine premium or loss effects for future periods.

Performance highlights for the excess and surplus lines segment include:

•
Premiums – Excess and surplus lines net written premiums continued to grow during the first quarter of 2020, compared with the same period a year ago, primarily due to an increase in agency renewal written premiums. Renewal written premiums rose 27% for the three months ended March 31, 2020, compared with the same period of 2019, reflecting the opportunity to renew many accounts for the first time, as well as higher renewal pricing. For the first three months of 2020, excess and surplus lines policy renewals experienced estimated average price increases at percentages in the mid-single-digit range. We measure average changes in excess

Cincinnati Financial Corporation First-Quarter 2020 10-Q

and surplus lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies.
New business written premiums produced by agencies increased by $1 million for the first three months of 2020, compared with the same period of 2019, as we continued to carefully underwrite each policy in a highly competitive market. Some of what we report as new business came from accounts that were not new to our agents. We believe our agents' seasoned accounts tend to be priced more accurately than business that may be less familiar to them.

Excess and Surplus Lines Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2020	2019	% Change
Agency renewal written premiums	$62	$49	27
Agency new business written premiums	27	26	4
Other written premiums	(4)	(4)	0
Net written premiums	85	71	20
Unearned premium change	(7)	(8)	13
Earned premiums	$78	$63	24

•
Combined ratio – The excess and surplus lines combined ratio increased by 5.6 percentage points for the first quarter of 2020, compared with the same period of 2019. The increase was primarily due to less favorable reserve development on prior accident years.

The current accident year loss and loss expenses before catastrophe losses ratio for excess and surplus lines increased slightly in the first three months of 2020. That 55.7% ratio was 0.2 percentage points higher, compared with the 55.5% accident year 2019 ratio measured as of March 31, 2019, including an increase of 1.0 percentage point in the ratio for large losses of $1 million or more per claim, discussed below.
Excess and surplus lines net reserve development on prior accident years, as a ratio to earned premiums, was an unfavorable 1.2% for the first quarter of 2020, compared with favorable net reserve development of 4.3% for the same period of 2019. The 2020 net unfavorable reserve development recognized during the first three months of 2020 was due to an unfavorable 2.9% ratio for defense and cost containment expenses, which was 3.2 percentage points higher than the same period in 2019, including 2.8 points for IBNR reserves and 0.4 points for the paid portion of those expenses. Reserve estimates are inherently uncertain as described in our 2019 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 56.
The excess and surplus lines underwriting expense ratio for the first quarter of 2020 decreased, compared with the same period of 2019, as we continued to see higher earned premiums and ongoing expense management efforts.

Cincinnati Financial Corporation First-Quarter 2020 10-Q

Excess and Surplus Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended March 31,
	2020	2019	% Change
Current accident year losses greater than $5 million	$—	$—	nm
Current accident year losses $1 million - $5 million	2	1	100
Large loss prior accident year reserve development	(1)	1	nm
Total large losses incurred	1	2	(50)
Losses incurred but not reported	(3)	—	nm
Other losses excluding catastrophe losses	29	19	53
Catastrophe losses	1	—	nm
Total losses incurred	$28	$21	33

Ratios as a percent of earned premiums:			Pt. Change
Current accident year losses greater than $5 million	—%	—%	0.0
Current accident year losses $1 million - $5 million	2.6	1.6	1.0
Large loss prior accident year reserve development	(1.5)	1.2	(2.7)
Total large loss ratio	1.1	2.8	(1.7)
Losses incurred but not reported	(4.4)	0.8	(5.2)
Other losses excluding catastrophe losses	37.8	29.1	8.7
Catastrophe losses	0.9	0.2	0.7
Total loss ratio	35.4%	32.9%	2.5

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the first quarter of 2020, the excess and surplus lines total ratio for large losses, net of reinsurance, was 1.7 percentage points lower than last year's first quarter. We believe results for the three-month period largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation First-Quarter 2020 10-Q

LIFE INSURANCE RESULTS

(Dollars in millions)	Three months ended March 31,
	2020	2019	% Change
Earned premiums	$67	$66	2
Fee revenues	—	1	(100)
Total revenues	67	67	0
Contract holders' benefits incurred	73	70	4
Investment interest credited to contract holders'	(26)	(24)	(8)
Underwriting expenses incurred	18	22	(18)
Total benefits and expenses	65	68	(4)
Life insurance segment profit (loss)	$2	$(1)	nm

Overview
The COVID-19 pandemic did not have a significant effect on our life insurance segment premiums, benefits or expenses for the first quarter of 2020. However, higher rates of unemployment related to the pandemic could decrease premiums of our life insurance products and cause an increase in policy surrender activity. Specifically, worksite premiums, which originate from enrollments at the workplace, will be negatively impacted in future periods as enrollment activity has been curtailed. At this time, we are not able to determine other premium, benefit or expense effects for future periods, but we may experience higher than projected future death claims due to the pandemic.

Performance highlights for the life insurance segment include:

•
Revenues – Revenues increased for the three months ended March 31, 2020, compared with the same period a year ago, primarily due to higher earned premiums from term life insurance, our largest life insurance product line.

Net in-force life insurance policy face amounts increased to $71.044 billion at March 31, 2020, from $69.984 billion at year-end 2019.
Fixed annuity deposits received for the three months ended March 31, 2020, were $11 million, compared with $7 million for the same period of 2019. Fixed annuity deposits have a minimal impact to earned premiums because deposits received are initially recorded as liabilities. Profit is earned over time by way of interest-rate spreads. We do not write variable or equity-indexed annuities.

Life Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2020	2019	% Change
Term life insurance	$47	$45	4
Universal life insurance	8	10	(20)
Other life insurance and annuity products	12	11	9
Net earned premiums	$67	$66	2

•
Profitability – Our life insurance segment typically reports a small profit or loss on a GAAP basis because profits from investment income spreads are included in our investment segment results. We include only investment income credited to contract holders (including interest assumed in life insurance policy reserve calculations) in our life insurance segment results. A profit of $2 million for our life insurance segment in the first three months of 2020, compared with a loss of $1 million for the same period of 2019, was primarily due to higher earned premiums and improved mortality results.

Life insurance segment benefits and expenses consist principally of contract holders' (policyholders') benefits incurred related to traditional life and interest-sensitive products and operating expenses incurred, net of deferred acquisition costs. Total benefits decreased in the first three months of 2020. Life policy and investment

Cincinnati Financial Corporation First-Quarter 2020 10-Q

contract reserves increased with continued growth in net in-force life insurance policy face amounts. Mortality results decreased slightly, compared with the same period of 2019, and were below our 2020 projections.
Underwriting expenses for the first three months of 2020 decreased compared with the same period a year ago. For the first three months of 2020, unlocking of interest rate actuarial assumptions increased the amount of expenses deferred to future periods, decreasing underwriting expenses. For the first three months of 2019, unlocking of interest rate actuarial assumptions decreased the amount of expenses deferred to future periods, increasing underwriting expenses.
We recognize that assets under management, capital appreciation and investment income are integral to evaluating the success of the life insurance segment because of the long duration of life products. On a basis that includes investment income and investment gains or losses from life-insurance-related invested assets, the life insurance company reported a net loss of $13 million for the three months ended March 31, 2020, compared with net income of $10 million for the same period of 2019. The life insurance company portfolio had net after-tax investment losses of $25 million for the three months ended March 31, 2020, compared with $1 million of net after-tax investment losses for the three months ended March 31, 2019. The increased after-tax investment losses for the three months ended March 31, 2020 were due to impairments of fixed-maturity securities.

INVESTMENTS RESULTS

Overview
The investments segment contributes investment income and investment gains and losses to results of operations. Investments traditionally are our primary source of pretax and after-tax profits. The effects from the COVID-19 pandemic were a major contributor to the first-quarter 2020 decrease in fair values of securities discussed below in Total Investment Gains and Losses. Our fixed-maturity and equity portfolios experienced a decrease in valuation in large part due to the volatility and economic uncertainty caused by the coronavirus outbreak, affecting various sectors of our portfolio. Already low oil prices and the sudden demand drop in related products due to governmental regulations, such as shelter-in-place orders, contributed to the energy sector accounting for most of the write-downs of impaired securities in the tables below.

Investment Income
Pretax investment income increased 5% for the first quarter of 2020, compared with the same period of 2019. Interest income increased by $1 million as net purchases of fixed-maturity securities in recent quarters generally offset the continuing effects of the low interest rate environment. Higher dividend income reflected rising dividend rates and net purchases of equity securities in recent quarters.

Investments Results

(Dollars in millions)	Three months ended March 31,
	2020	2019	% Change
Total investment income, net of expenses	$165	$157	5
Investment interest credited to contract holders'	(26)	(24)	(8)
Investment gains and losses, net	(1,725)	663	nm
Investments profit (loss), pretax	$(1,586)	$796	nm

Cincinnati Financial Corporation First-Quarter 2020 10-Q

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

(Dollars in millions)	% Yield	Principal redemptions
At March 31, 2020
Fixed-maturity pretax yield profile:
Expected to mature during the remainder of 2020	4.46%	$402
Expected to mature during 2021	4.36	907
Expected to mature during 2022	4.11	931
Average yield and total expected maturities from the remainder of 2020 through 2022	4.28	$2,240

The table below shows the average pretax yield-to-amortized cost for fixed-maturity securities acquired during the periods indicated. The average yield for total fixed-maturity securities acquired during the first three months of 2020 was lower than the 4.10% average yield-to-amortized cost of the fixed-maturity securities portfolio at the end of 2019. Our fixed-maturity portfolio's average yield of 4.04% for the first three months of 2020, from the investment income table below, was also lower than that yield for the year-end 2019 fixed-maturities portfolio.

	Three months ended March 31,
	2020	2019
Average pretax yield-to-amortized cost on new fixed-maturities:
Acquired taxable fixed-maturities	4.06%	4.99%
Acquired tax-exempt fixed-maturities	3.72	3.52
Average total fixed-maturities acquired	4.05	4.79

While our bond portfolio more than covers our insurance reserve liabilities, we believe our diversified common stock portfolio of mainly blue chip, dividend-paying companies represents one of our best investment opportunities for the long term. We discussed our portfolio strategies in our 2019 Annual Report on Form 10-K, Item 1, Investments Segment, Page 27, and Item 7, Investments Outlook, Page 95. We discuss risks related to our investment income and our fixed-maturity and equity investment portfolios in this quarterly report Item 3, Quantitative and Qualitative Disclosures About Market Risk.

Cincinnati Financial Corporation First-Quarter 2020 10-Q

The table below provides details about investment income. Average yields in this table are based on the average invested asset and cash amounts indicated in the table, using fixed-maturity securities valued at amortized cost and all other securities at fair value.

(Dollars in millions)	Three months ended March 31,
	2020	2019	% Change
Investment income:
Interest	$112	$111	1
Dividends	53	46	15
Other	3	3	0
Less investment expenses	3	3	0
Investment income, pretax	165	157	5
Less income taxes	26	24	8
Total investment income, after-tax	$139	$133	5

Investment returns:
Average invested assets plus cash and cash equivalents	$19,010	$17,924
Average yield pretax	3.47%	3.50%
Average yield after-tax	2.92	2.97
Effective tax rate	15.5	15.5

Fixed-maturity returns:
Average amortized cost	$11,091	$10,689
Average yield pretax	4.04%	4.15%
Average yield after-tax	3.37	3.46
Effective tax rate	16.6	16.7

Total Investment Gains and Losses
Investment gains and losses are recognized on the sale of investments, for certain changes in fair values of securities even though we continue to hold the securities or as otherwise required by GAAP. The change in fair value for equity securities still held are included in investment gains and losses and also in net income. The change in unrealized gains or losses for fixed-maturity securities are included as a component of other comprehensive income (OCI). Accounting requirements for the allowance for credit losses and other-than-temporary impairment (OTTI) charges for the fixed-maturity portfolio are disclosed in our 2019 Annual Report on Form 10-K, Item 8, Note 1, Summary of Significant Accounting Policies, Page 133 and in this quarterly report Item 1, Note 1, Accounting Policies.

Cincinnati Financial Corporation First-Quarter 2020 10-Q

The table below summarizes total investment gains and losses, before taxes.

(Dollars in millions)	Three months ended March 31,
	2020	2019
Investment gains and losses:
Equity securities:
Investment gains and losses on securities sold, net	$(4)	$4
Unrealized gains and losses on securities still held, net	(1,649)	652
Subtotal	(1,653)	656
Fixed maturities:
Gross realized gains	2	2
Write-down of impaired securities	(77)	—
Subtotal	(75)	2
Other	3	5
Total investment gains and losses reported in net income	(1,725)	663
Change in unrealized investment gains and losses:
Fixed maturities	(324)	242
Total	$(2,049)	$905

Of the 3,945 fixed-maturity securities in the portfolio, 18 securities were trading below 70% of amortized cost at March 31, 2020, with a fair value of $58 million and an unrealized loss of $40 million. Our asset impairment committee regularly monitors the portfolio, including a quarterly review of the entire portfolio for potential credit losses, resulting in charges disclosed in the table below. We believe that if liquidity in the markets were to significantly deteriorate or economic conditions were to significantly weaken, we could experience declines in portfolio values and possibly increases in the allowance for credit losses or write-downs to fair value.

The table below provides additional details for write-downs of impaired securities or OTTI charges. We had no allowance for credit losses for the first three months of 2020.

(Dollars in millions)	Three months ended March 31,
	2020	2019
Fixed maturities:
Energy	$62	$—
Real Estate	13	—
Consumer Goods	1	—
Technology & Electronics	1	—
Total fixed maturities	$77	$—

Cincinnati Financial Corporation First-Quarter 2020 10-Q

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

Total revenues for the first three months of 2020 for our Other operations increased, compared with the same period of 2019, primarily due to earned premiums from Cincinnati Re and Cincinnati Global, with increases of $22 million and $17 million, respectively. Total expenses for Other increased for the first three months of 2020, primarily due to more losses and loss expenses from Cincinnati Re and Cincinnati Global.

Other loss in the table below represents losses before income taxes. For both periods shown, Other loss resulted largely from interest expense from debt of the parent company.

(Dollars in millions)	Three months ended March 31,
	2020	2019	% Change
Interest and fees on loans and leases	$1	$2	(50)
Earned premiums	89	50	78
Other revenues	1	—	nm
Total revenues	91	52	75
Interest expense	13	13	0
Loss and loss expenses	46	26	77
Underwriting expenses	29	16	81
Operating expenses	5	8	(38)
Total expenses	93	63	48
Total other loss	$(2)	$(11)	82

TAXES
We had $350 million income tax benefit for the three months ended March 31, 2020, compared with $172 million of income tax expense for the same period of 2019. The effective tax rate for the three months ended March 31, 2020, was 22.2% compared with 19.8% for the same period last year. The change in our effective tax rate between periods was primarily due to large net investment losses included in income for 2020 versus net investment gains included in income for the prior-year period, as well as changes in underwriting income.

Historically, we have pursued a strategy of investing some portion of cash flow in tax-advantaged fixed-maturity and equity securities to minimize our overall tax liability and maximize after-tax earnings. See Tax-Exempt Fixed Maturities in this quarterly report Item 3, Quantitative and Qualitative Disclosures About Market Risk for further discussion on municipal bond purchases in our fixed-maturity investment portfolio. For our property casualty insurance subsidiaries, approximately 75% of interest from tax-advantaged fixed-maturity investments and approximately 40% of dividends from qualified equities are exempt from federal tax after applying proration from the 1986 Tax Reform Act. Our noninsurance companies own an immaterial amount of tax-advantaged fixed-maturity investments. For our noninsurance companies, the dividend received deduction exempts 50% of dividends from qualified equities. Our life insurance company does not own tax-advantaged fixed-maturity investments or equities subject to the dividend received deduction. Details about our effective tax rate are in this quarterly report Item 1, Note 9, Income Taxes.

Cincinnati Financial Corporation First-Quarter 2020 10-Q

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2020, shareholders' equity was $8.042 billion, compared with $9.864 billion at December 31, 2019. Total debt was $902 million at March 31, 2020, up $75 million from December 31, 2019. At March 31, 2020, cash and cash equivalents totaled $486 million, compared with $767 million at December 31, 2019.

The effects from COVID-19 were a major contributor to the decrease in shareholders' equity in the first quarter of 2020 due to the decline in fair values of securities. The pandemic did not have a significant effect on our cash flows for the first quarter of 2020. In an effort to support insurance consumers during this pandemic, most states where we market our products have issued mandates or requests such as moratoriums on policy cancellations or nonrenewals for nonpayments of premiums, forbearance on premium collections, waivers of late payment fees and extended periods in which policyholders may make their missed payments.

In April, thus far, we have seen a reduction in cash flows from premium receipts as we work to assist policyholders and follow guidance from each state. Extended moratoriums and deferral of premiums may further disrupt cash flows while also increasing credit risk from policyholders struggling to make timely premium payments.

Because of fewer vehicles on the road and other factors that reduce exposure to certain insurance losses, such as reduced sales and payrolls for businesses, there could be a reduction in future losses that generally correspond to reduced premiums. For example, we saw a reduction in personal auto reported claims as a result of reduced driving in late March and early April.

SOURCES OF LIQUIDITY

Subsidiary Dividends
Our lead insurance subsidiary declared dividends of $125 million to the parent company in the first three months of 2020, compared with $200 million for the same period of 2019. For full-year 2019, subsidiary dividends declared totaled $625 million. State of Ohio regulatory requirements restrict the dividends our insurance subsidiary can pay. For full-year 2020, total dividends that our insurance subsidiary can pay to our parent company without regulatory approval are approximately $562 million.

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

For a discussion of our historic investment strategy, portfolio allocation and quality, see our 2019 Annual Report on Form 10-K, Item 1, Investments Segment, Page 27.

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

Cincinnati Financial Corporation First-Quarter 2020 10-Q

The table below shows a summary of operating cash flow for property casualty insurance (direct method):

(Dollars in millions)	Three months ended March 31,
	2020	2019	% Change
Premiums collected	$1,467	$1,349	9
Loss and loss expenses paid	(817)	(824)	1
Commissions and other underwriting expenses paid	(591)	(514)	(15)
Cash flow from underwriting	59	11	436
Investment income received	119	113	5
Cash flow from operations	$178	$124	44

Collected premiums for property casualty insurance rose $118 million during the first three months of 2020, compared with the same period in 2019. Loss and loss expenses paid for the 2020 period decreased $7 million. Commissions and other underwriting expenses paid increased $77 million, primarily due to higher commissions paid to agencies, reflecting the increase in collected premiums.

We discuss our future obligations for claims payments and for underwriting expenses in our 2019 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 101, and Other Commitments also on Page 101.

Capital Resources
At March 31, 2020, our debt-to-total-capital ratio was 10.1%, with $788 million in long-term debt and $114 million in borrowing on our revolving short-term line of credit. The additional $75 million in borrowing from the $39 million balance at December 31, 2019, was used to repurchase shares. At March 31, 2020, $186 million was available for future cash management needs as part of the general provisions of the line of credit agreement, with another $300 million available as part of an accordion feature. Based on our capital requirements at March 31, 2020, we do not anticipate a material increase in debt levels exceeding the available line of credit amount during the remainder of the year. As a result, we expect changes in our debt-to-total-capital ratio to continue to be largely a function of the contribution of unrealized investment gains or losses to shareholders' equity. As part of our Cincinnati Global acquisition, on February 25, 2019, we entered into an unsecured letter of credit agreement to provide a portion of the capital needed to support its obligations at Lloyd's. The amount of this unsecured letter of credit agreement was $131 million at March 31, 2020.

We provide details of our three long-term notes in this quarterly report Item 1, Note 3, Fair Value Measurements. None of the notes are encumbered by rating triggers.

Four independent ratings firms award insurer financial strength ratings to our property casualty insurance companies and three firms rate our life insurance company. Those firms made no changes to our parent company debt ratings during the first three months of 2020. Our debt ratings are discussed in our 2019 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, Other Sources of Liquidity, Page 99.

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

Cincinnati Financial Corporation First-Quarter 2020 10-Q

USES OF LIQUIDITY
Our parent company and insurance subsidiary have contractual obligations and other commitments. In addition, one of our primary uses of cash is to enhance shareholder return.

Contractual Obligations
We estimated our future contractual obligations as of December 31, 2019, in our 2019 Annual Report on Form
10-K, Item 7, Contractual Obligations, Page 101. There have been no material changes to our estimates of future contractual obligations since our 2019 Annual Report on Form 10-K.

Other Commitments
In addition to our contractual obligations, we have other property casualty operational commitments.

•
Commissions – Commissions paid were $385 million in the first three months of 2020. Commission payments generally track with written premiums, except for annual profit-sharing commissions typically paid during the first quarter of the year.

•
Other underwriting expenses – Many of our underwriting expenses are not contractual obligations, but reflect the ongoing expenses of our business. Noncommission underwriting expenses paid were $206 million in the first three months of 2020.

There were no contributions to our qualified pension plan during the first three months of 2020.

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

Uses of Capital
Uses of cash to enhance shareholder return include dividends to shareholders. In January 2020, the board of directors declared regular quarterly cash dividends of 60 cents per share for an indicated annual rate of $2.40 per share. During the first three months of 2020, we used $90 million to pay cash dividends to shareholders.

PROPERTY CASUALTY INSURANCE LOSS AND LOSS EXPENSE RESERVES
For the business lines in the commercial and personal lines insurance segments, and in total for the excess and surplus lines insurance segment and other property casualty insurance operations, the following table details gross reserves among case, IBNR (incurred but not reported) and loss expense reserves, net of salvage and subrogation reserves. Reserving practices are discussed in our 2019 Annual Report on Form 10-K, Item 7, Property Casualty Insurance Loss and Loss Expense Obligations and Reserves, Page 102.

Total gross reserves at March 31, 2020, increased $65 million compared with December 31, 2019. Case loss reserves for losses decreased by $49 million, IBNR loss reserves increased by $112 million and loss expense reserves increased by $2 million. The total gross increase was primarily due to our commercial casualty and homeowner lines of business and Cincinnati Re.

Cincinnati Financial Corporation First-Quarter 2020 10-Q

Property Casualty Gross Reserves

(Dollars in millions)	Loss reserves		Loss expense reserves	Total gross reserves
	Case reserves	IBNR reserves			Percent of total
At March 31, 2020
Commercial lines insurance:
Commercial casualty	$952	$682	$632	$2,266	36.8%
Commercial property	303	60	62	425	6.9
Commercial auto	396	181	136	713	11.6
Workers' compensation	401	522	92	1,015	16.5
Other commercial	97	9	79	185	3.0
Subtotal	2,149	1,454	1,001	4,604	74.8
Personal lines insurance:
Personal auto	226	51	66	343	5.6
Homeowner	131	57	37	225	3.7
Other personal	54	77	5	136	2.2
Subtotal	411	185	108	704	11.5
Excess and surplus lines insurance	158	99	108	365	5.9
Cincinnati Re	56	211	3	270	4.4
Cincinnati Global	141	67	2	210	3.4
Total	$2,915	$2,016	$1,222	$6,153	100.0%
At December 31, 2019
Commercial lines insurance:
Commercial casualty	$937	$680	$622	$2,239	36.8%
Commercial property	339	20	64	423	7.0
Commercial auto	409	157	143	709	11.6
Workers' compensation	404	516	93	1,013	16.6
Other commercial	108	7	70	185	3.0
Subtotal	2,197	1,380	992	4,569	75.0
Personal lines insurance:
Personal auto	233	46	78	357	5.9
Homeowner	134	32	41	207	3.4
Other personal	49	69	5	123	2.0
Subtotal	416	147	124	687	11.3
Excess and surplus lines insurance	149	102	100	351	5.8
Cincinnati Re	47	204	2	253	4.2
Cincinnati Global	155	71	2	228	3.7
Total	$2,964	$1,904	$1,220	$6,088	100.0%

LIFE POLICY AND INVESTMENT CONTRACT RESERVES
Gross life policy and investment contract reserves were $2.861 billion at March 31, 2020, compared with $2.835 billion at year-end 2019, reflecting continued growth in life insurance policies in force. We discuss our life insurance reserving practices in our 2019 Annual Report on Form 10-K, Item 7, Life Insurance Policyholder Obligations and Reserves, Page 108.

Cincinnati Financial Corporation First-Quarter 2020 10-Q

OTHER MATTERS

SIGNIFICANT ACCOUNTING POLICIES
Our significant accounting policies are discussed in our 2019 Annual Report on Form 10-K, Item 8, Note 1, Summary of Significant Accounting Policies, Page 133, and updated in this quarterly report Item 1, Note 1, Accounting Policies.

In conjunction with those discussions, in the Management's Discussion and Analysis in the 2019 Annual Report on Form 10-K, management reviewed the estimates and assumptions used to develop reported amounts related to the most significant policies. Management discussed the development and selection of those accounting estimates with the audit committee of the board of directors.

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

Our view of potential risks and our sensitivity to such risks is discussed in our 2019 Annual Report on Form 10-K, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, Page 117.

The fair value of our investment portfolio was $17.565 billion at March 31, 2020, down $1.885 billion from year-end 2019, including a $358 million decrease in the fixed-maturity portfolio and a $1.527 billion decrease in the equity portfolio.

(Dollars in millions)	At March 31, 2020				At December 31, 2019
	Cost or amortized cost	Percent of total	Fair value	Percent of total	Cost or amortized cost	Percent of total	Fair value	Percent of total
Taxable fixed maturities	$7,250	49.0%	$7,288	41.4%	$7,250	49.4%	$7,617	39.1%
Tax-exempt fixed maturities	3,824	25.9	4,052	23.1	3,858	26.3	4,081	21.0
Common equities	3,483	23.6	6,017	34.3	3,371	22.9	7,518	38.7
Nonredeemable preferred equities	219	1.5	208	1.2	210	1.4	234	1.2
Total	$14,776	100.0%	$17,565	100.0%	$14,689	100.0%	$19,450	100.0%

At March 31, 2020, substantially all of our consolidated investment portfolio, measured at fair value, are classified as Level 1 or Level 2. See Item 1, Note 3, Fair Value Measurements, for additional discussion of our valuation techniques. We have generally obtained and evaluated two nonbinding quotes from brokers; then, our investment professionals determined our best estimate of fair value. These investments include private placements, small issues and various thinly traded securities.

In addition to our investment portfolio, the total investments amount reported in our condensed consolidated balance sheets includes Other invested assets. Other invested assets included $33 million of life policy loans, $165 million in Lloyd's deposits, $88 million of private equity investments and $25 million of real estate through direct property ownership and development projects in the United States at March 31, 2020.

Cincinnati Financial Corporation First-Quarter 2020 10-Q

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

In the first three months of 2020, the decrease in fair value of our fixed-maturity portfolio reflected a decrease in net unrealized gains, primarily due to market value decline of corporate bonds related to economic uncertainty from effects of the COVID-19 pandemic. At March 31, 2020, our fixed-maturity portfolio with an average rating of A2/A was valued at 102.4% of its amortized cost, compared with 105.3% at December 31, 2019.

At March 31, 2020, our investment-grade and noninvestment-grade fixed-maturity securities represented 84.2% and 2.7% of the portfolio, respectively. The remaining 13.1% represented fixed-maturity securities that were not rated by Moody's or S&P Global Ratings.

Attributes of the fixed-maturity portfolio include:

	At March 31, 2020		At December 31, 2019
Weighted average yield-to-amortized cost	4.20%		4.10%
Weighted average maturity	7.7	yrs	7.7	yrs
Effective duration	4.7	yrs	4.8	yrs

We discuss maturities of our fixed-maturity portfolio in our 2019 Annual Report on Form 10-K, Item 8, Note 2, Investments, Page 141, and in this quarterly report Item 2, Investments Results.

Cincinnati Financial Corporation First-Quarter 2020 10-Q

TAXABLE FIXED MATURITIES
Our taxable fixed-maturity portfolio, with a fair value of $7.288 billion at March 31, 2020, included:

(Dollars in millions)	At March 31, 2020	At December 31, 2019
Investment-grade corporate	$5,831	$6,137
States, municipalities and political subdivisions	659	647
Noninvestment-grade corporate	302	264
Commercial mortgage backed	284	301
United States government	102	104
Government sponsored enterprises	87	136
Foreign government	23	28
Total	$7,288	$7,617

Our strategy is to buy, and typically hold, fixed-maturity investments to maturity, but we monitor credit profiles and fair value movements when determining holding periods for individual securities. With the exception of United States agency issues that include government-sponsored enterprises, no individual issuer's securities accounted for more than 0.9% of the taxable fixed-maturity portfolio at March 31, 2020. Our investment-grade corporate bonds had an average rating of Baa2 by Moody's or BBB by S&P Global Ratings and represented 80.0% of the taxable fixed-maturity portfolio's fair value at March 31, 2020, compared with 80.6% at year-end 2019.

The heaviest concentration in our investment-grade corporate bond portfolio, based on fair value at
March 31, 2020, was the financial sector. It represented 46.3% of our investment-grade corporate bond portfolio, compared with 44.6% at year-end 2019. No other sector exceeded 10% of our investment-grade corporate bond portfolio.

Our taxable fixed-maturity portfolio at March 31, 2020, included $284 million of commercial mortgage-backed securities with an average rating of Aa1/AA+.

TAX-EXEMPT FIXED MATURITIES
At March 31, 2020, we had $4.052 billion of tax-exempt fixed-maturity securities with an average rating of Aa2/AA by Moody's and S&P Global Ratings. We traditionally have purchased municipal bonds focusing on general obligation and essential services issues, such as water, waste disposal or others. The portfolio is well diversified among approximately 1,600 municipal bond issuers. No single municipal issuer accounted for more than 0.6% of the tax-exempt fixed-maturity portfolio at March 31, 2020.

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

Cincinnati Financial Corporation First-Quarter 2020 10-Q

The table below summarizes the effect of hypothetical changes in interest rates on the fair value of the fixed-maturity portfolio:

(Dollars in millions)	Effect from interest rate change in basis points
	-200	-100	-	100	200
At March 31, 2020	$12,442	$11,879	$11,340	$10,800	$10,251
At December 31, 2019	$12,850	$12,263	$11,698	$11,117	$10,529

The effective duration of the fixed-maturity portfolio as of March 31, 2020, was 4.7 years, down from 4.8 years at year-end 2019. The above table is a theoretical presentation showing that an instantaneous, parallel shift in the yield curve of 100 basis points could produce an approximately 4.8% change in the fair value of the fixed-maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value are to changes in the general level of interest rates, exclusive of call features. The fair values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.

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

EQUITY INVESTMENTS
Our equity investments, with a fair value totaling $6.225 billion at March 31, 2020, included $6.017 billion of common stock securities of companies generally with strong indications of paying and growing their dividends. Other criteria we evaluate include increasing sales and earnings, proven management and a favorable outlook. We believe our equity investment style is an appropriate long-term strategy. While our long-term financial position would be affected by prolonged changes in the market valuation of our investments, we believe our strong surplus position and cash flow provide a cushion against short-term fluctuations in valuation. Continued payment of cash dividends by the issuers of our common equity holdings can provide a floor to their valuation.

The table below summarizes the effect of hypothetical changes in market prices on fair value of our equity portfolio.

(Dollars in millions)	Effect from market price change in percent
	-30%	-20%	-10%	—	10%	20%	30%
At March 31, 2020	$4,358	$4,980	$5,603	$6,225	$6,848	$7,470	$8,093
At December 31, 2019	5,426	6,202	6,977	7,752	8,527	9,302	10,078

At March 31, 2020, Microsoft Corporation (Nasdaq:MSFT) was our largest single common stock holding with a fair value of $395 million, or 6.6% of our publicly traded common stock portfolio and 2.3% of the total investment portfolio. Twenty-six holdings among 7 different sectors each had a fair value greater than $100 million.

Cincinnati Financial Corporation First-Quarter 2020 10-Q

Common Stock Portfolio Industry Sector Distribution

	Percent of common stock portfolio
	At March 31, 2020		At December 31, 2019
	Cincinnati Financial	S&P 500 Industry Weightings	Cincinnati Financial	S&P 500 Industry Weightings
Sector:
Information technology	25.2%	25.5%	23.7%	23.2%
Financial	14.1	10.9	15.7	13.0
Healthcare	13.9	15.4	12.4	14.2
Industrials	11.8	8.2	12.6	9.1
Consumer discretionary	9.1	9.8	9.7	9.7
Consumer staples	7.0	7.8	6.2	7.2
Materials	4.8	2.4	5.0	2.7
Energy	4.6	2.7	6.3	4.3
Telecomm services	3.9	10.7	3.4	10.4
Utilities	2.8	3.6	2.5	3.3
Real Estate	2.8	3.0	2.5	2.9
Total	100.0%	100.0%	100.0%	100.0%

UNREALIZED INVESTMENT GAINS AND LOSSES
At March 31, 2020, unrealized investment gains before taxes for the fixed-maturity portfolio totaled $461 million and unrealized investment losses amounted to $195 million before taxes.

The $266 million net unrealized gain position in our fixed-maturity portfolio at March 31, 2020, decreased in the first three months of 2020, primarily due to market value decline of corporate bonds related to economic uncertainty from effects of the COVID-19 pandemic. The net gain position for our current fixed-maturity holdings will naturally decline over time as individual securities mature. In addition, changes in interest rates can cause rapid, significant changes in fair values of fixed-maturity securities and the net gain position, as discussed in Quantitative and Qualitative Disclosures About Market Risk.

For federal income tax purposes, taxes on gains from appreciated investments generally are not due until securities are sold. We believe that the appreciated value of equity securities, compared with the cost of securities that is generally used as a tax basis, is a useful measure to help evaluate how fair value can change over time. On this basis, the net unrealized investment gains at March 31, 2020, consisted of a net gain position in our equity portfolio of $2.523 billion. Events or factors such as economic growth or recession can affect the fair value and unrealized investment gains of our equity securities. The five largest holdings in our common stock portfolio were Microsoft, Apple Inc. (Nasdaq:AAPL), JP Morgan Chase & Co. (NYSE:JPM), BlackRock, Inc. (NYSE:BLK) and Honeywell (NYSE:HON), which had a combined fair value of $1.312 billion.

Unrealized Investment Losses
We expect the number of fixed-maturity securities trading below amortized cost to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, amortized costs for some securities are revised through write-downs recognized in prior periods. At March 31, 2020, 605 of the 3,945 fixed-maturity securities we owned had fair values below amortized cost, compared with 157 of the 3,911 securities we owned at year-end 2019. The 605 holdings with fair values below amortized cost at March 31, 2020, represented 21.8% of the fair value of our fixed-maturity investment portfolio and $195 million in unrealized losses.

•
464 of the 605 holdings had fair value between 90% and 100% of amortized cost at March 31, 2020. These primarily consist of securities whose current valuation is largely the result of interest rate factors. The fair value of these 464 securities was $1.966 billion, and they accounted for $65 million in unrealized losses.

•
123 of the 605 fixed-maturity holdings had fair value between 70% and 90% of amortized cost at March 31, 2020. We believe the 123 fixed-maturity securities will continue to pay interest and ultimately pay principal upon

Cincinnati Financial Corporation First-Quarter 2020 10-Q

maturity. The issuers of these 123 securities have strong cash flow to service their debt and meet their contractual obligation to make principal payments. The fair value of these securities was $453 million, and they accounted for $90 million in unrealized losses.

•
18 of the 605 fixed-maturity holdings had fair value below 70% of amortized cost at March 31, 2020. We believe these fixed-maturity securities will continue to pay interest and ultimately pay principal upon maturity. The fair value of these securities was $58 million, and they accounted for $40 million in unrealized losses.

The table below reviews fair values and unrealized losses by investment category and by the overall duration of the securities' continuous unrealized loss position.

(Dollars in millions)	Less than 12 months		12 months or more		Total
At March 31, 2020	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
Corporate	$2,168	$176	$52	$5	$2,220	$181
States, municipalities and political subdivisions	76	5	3	1	79	6
Commercial mortgage-backed	163	8	—	—	163	8
United States government	—	—	—	—	—	—
Government-sponsored enterprises	—	—	—	—	—	—
Foreign government	15	—	—	—	15	—
Total	$2,422	$189	$55	$6	$2,477	$195
At December 31, 2019
Fixed maturity securities:
Corporate	$199	$2	$118	$3	$317	$5
States, municipalities and political subdivisions	98	1	10	—	108	1
Commercial mortgage-backed	6	—	—	—	6	—
United States government	—	—	4	—	4	—
Government-sponsored enterprises	26	1	51	—	77	1
Foreign government	11	—	—	—	11	—
Total	$340	$4	$183	$3	$523	$7

At March 31, 2020, applying our invested asset impairment policy, we determined that the total of $195 million, for securities in an unrealized loss position in the table above, was not the result of a credit loss.

During the first quarter of 2020, 12 securities were written down to fair value through an impairment charge resulting in $77 million of noncash charges. During the first three months of 2019, there were no OTTI charges.

During full-year 2019, we wrote down three securities and recorded $9 million in OTTI charges. At December 31, 2019, 38 fixed-maturity investments with a total unrealized loss of $3 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity investments had fair values below 70% of amortized cost.

Cincinnati Financial Corporation First-Quarter 2020 10-Q

The following table summarizes the investment portfolio by severity of decline:

(Dollars in millions)	Number of issues	Amortized cost	Fair value	Gross unrealized gain (loss)	Gross investment income
At March 31, 2020
Taxable fixed maturities:
Fair valued below 70% of amortized cost	18	$98	$58	$(40)	$1
Fair valued at 70% to less than 100% of amortized cost	536	2,522	2,372	(150)	27
Fair valued at 100% and above of amortized cost	1,266	4,630	4,858	228	51
Investment income on securities sold in current year	—	—	—	—	2
Total	1,820	7,250	7,288	38	81
Tax-exempt fixed maturities:
Fair valued below 70% of amortized cost	—	—	—	—	—
Fair valued at 70% to less than 100% of amortized cost	51	52	47	(5)	1
Fair valued at 100% and above of amortized cost	2,074	3,772	4,005	233	30
Investment income on securities sold in current year	—	—	—	—	—
Total	2,125	3,824	4,052	228	31
Fixed-maturities summary:
Fair valued below 70% of amortized cost	18	98	58	(40)	1
Fair valued at 70% to less than 100% of amortized cost	587	2,574	2,419	(155)	28
Fair valued at 100% and above of amortized cost	3,340	8,402	8,863	461	81
Investment income on securities sold in current year	—	—	—	—	2
Total	3,945	$11,074	$11,340	$266	$112

At December 31, 2019
Fixed-maturities summary:
Fair valued below 70% of amortized cost	—	$—	$—	$—	$—
Fair valued at 70% to less than 100% of amortized cost	157	530	523	(7)	12
Fair valued at 100% and above of amortized cost	3,754	10,578	11,175	597	401
Investment income on securities sold in current year	—	—	—	—	33
Total	3,911	$11,108	$11,698	$590	$446

See our 2019 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Asset Impairment, Page 61, and updated in this quarterly report Item 1, Note 1, Accounting Policies.

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures – The company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)).

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company's management, with the participation of the company's chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of March 31, 2020. Based upon that evaluation, the company's chief executive officer and chief financial officer concluded that the design and operation of the company's disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure:

•
that information required to be disclosed in the company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and

Cincinnati Financial Corporation First-Quarter 2020 10-Q

•
that such information is accumulated and communicated to the company's management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting – During the three months ended March 31, 2020, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information
Item 1.    Legal Proceedings
Neither the company nor any of our subsidiaries are involved in any litigation believed to be material other than ordinary, routine litigation incidental to the nature of our business.

Item 1A.    Risk Factors
Our risk factors have not changed materially since they were described in our 2019 Annual Report on Form 10-K filed February 25, 2020, other than as discussed below.

The outbreak of COVID-19 could result in an unusually high level of losses.
In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization. The outbreak has become increasingly widespread in the United States, including in the markets in which we operate. Risks to our business include legislation or court decisions that extend business interruption insurance to require coverage for COVID-19 when there was no direct physical damage or loss to property. These actions would extend coverage beyond the terms and conditions we intended for those policies, meaning we would be forced to pay claims when no coverage was contemplated and for which no premium was collected. These amounts could have a material, adverse impact on our business, financial condition, results of operations or cash flows.

A weaker economy could result in reduced insurance premium revenue.
The outbreak of COVID-19 could have adverse impacts on economic activity that affect demand for insurance or cause substantial disruption to our distribution channel of independent agents, due to self-isolation, travel limitations, business restrictions, and otherwise. Many areas within the United States have imposed mandatory closures for businesses not deemed to be essential, and it is currently unclear for how long such closures will last. Though most of our employees are able to work remotely, these closures have affected agents, through which we sell our products and services, or their clients, which could result in significant declines in premium revenues. In an effort to support insurance consumers during this pandemic, most states where we market our products have issued mandates or requests such as moratoriums on policy cancellations or nonrenewals for nonpayments of premiums, forbearance on premium collections, waivers of late payment fees and extended periods in which policyholders may make their missed payments. Such actions may result in delayed premium receipts, disrupting cash flows and increasing credit risk from policyholders unable to make timely premium payments. Cash flows and gross premium receipts may also be affected by mid-term adjustments to exposures on which premium calculations are based to reflect the economic impact of the COVID-19 crisis on insureds’ business operations. The amount or duration of the effects could adversely impact our business, financial condition, results of operations or cash flows. Such adverse impacts may be material.

Financial disruption or a prolonged economic downturn could materially and adversely affect our investment performance.
The outbreak of COVID-19 has contributed to recent significant disruption and volatility for financial markets and decreased economic activity, reducing the valuation of investments. Many companies have experienced reduced liquidity and uncertainty and could cause our investment income or the value of securities we own to decrease.
In the event that these conditions recur or result in a prolonged economic downturn, they could adversely impact our financial condition, results of operations or cash flows. Such adverse impacts may be material.

Cincinnati Financial Corporation First-Quarter 2020 10-Q

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any of our shares that were not registered under the Securities Act during the first three months of 2020. Our repurchase program was expanded on October 22, 2007, to increase our repurchase authorization to approximately 13 million shares. Our repurchase program does not have an expiration date. On January 26, 2018, an additional 15 million shares were authorized, which expanded our current repurchase program. We have 12,376,785 shares available for purchase under our programs at March 31, 2020.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1-31, 2020	—	—	—	14,876,785
February 1-29, 2020	1,009,670	$110.26	1,009,670	13,867,115
March 1-31, 2020	1,490,330	97.44	1,490,330	12,376,785
Totals	2,500,000	102.62	2,500,000

Cincinnati Financial Corporation First-Quarter 2020 10-Q

Item 6.    Exhibits

Exhibit No.	Exhibit Description
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

Cincinnati Financial Corporation First-Quarter 2020 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINCINNATI FINANCIAL CORPORATION
Date: April 27, 2020

/S/ Michael J. Sewell
Michael J. Sewell, CPA
Chief Financial Officer, Senior Vice President and Treasurer
(Principal Accounting Officer)

Cincinnati Financial Corporation First-Quarter 2020 10-Q