Form 10-Q
period 2020-06-30
CINCINNATI FINANCIAL CORP
filed 2020-07-27
CIK 20286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
 (Mark one)
☑       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2020.
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
☑Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
☐Yes ☑ No
As of July 23, 2020, there were 160,853,505 shares of common stock outstanding.

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED June 30, 2020

Cincinnati Financial Corporation Second-Quarter 2020 10-Q

Part I – Financial Information
Item 1. Financial Statements (unaudited)

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

(Dollars in millions, except per share data)	June 30,	December 31,
	2020	2019
Assets
Investments
Fixed maturities, at fair value (amortized cost: 2020—$11,139; 2019—$11,108)	$11,911	$11,698
Equity securities, at fair value (cost: 2020—$3,752; 2019—$3,581)	7,317	7,752
Other invested assets	259	296
Total investments	19,487	19,746
Cash and cash equivalents	706	767
Investment income receivable	131	133
Finance receivable	86	77
Premiums receivable	2,051	1,777
Reinsurance recoverable	528	610
Prepaid reinsurance premiums	91	54
Deferred policy acquisition costs	834	774
Land, building and equipment, net, for company use (accumulated depreciation: 2020—$280; 2019—$276)	209	207
Other assets	416	381
Separate accounts	911	882
Total assets	$25,450	$25,408

Liabilities
Insurance reserves
Loss and loss expense reserves	$6,463	$6,147
Life policy and investment contract reserves	2,881	2,835
Unearned premiums	3,107	2,788
Other liabilities	884	928
Deferred income tax	979	1,079
Note payable	122	39
Long-term debt and lease obligations	845	846
Separate accounts	911	882
Total liabilities	16,192	15,544

Commitments and contingent liabilities (Note 12)

Shareholders' Equity
Common stock, par value—$2 per share; (authorized: 2020 and 2019—500 million shares; issued: 2020 and 2019—198.3 million shares)	397	397
Paid-in capital	1,309	1,306
Retained earnings	8,745	9,257
Accumulated other comprehensive income	597	448
Treasury stock at cost (2020—37.5 million shares and 2019—35.4 million shares)	(1,790)	(1,544)
Total shareholders' equity	9,258	9,864
Total liabilities and shareholders' equity	$25,450	$25,408

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation Second-Quarter 2020 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Income

(Dollars in millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenues
Earned premiums	$1,482	$1,384	$2,938	$2,717
Investment income, net of expenses	166	160	331	317
Investment gains and losses, net	1,060	364	(665)	1,027
Fee revenues	3	3	6	7
Other revenues	3	2	5	4
Total revenues	2,714	1,913	2,615	4,072
Benefits and Expenses
Insurance losses and contract holders' benefits	1,086	936	2,089	1,796
Underwriting, acquisition and insurance expenses	464	430	920	841
Interest expense	14	13	27	26
Other operating expenses	5	4	10	12
Total benefits and expenses	1,569	1,383	3,046	2,675
Income (Loss) Before Income Taxes	1,145	530	(431)	1,397
Provision (Benefit) for Income Taxes
Current	23	28	26	56
Deferred	213	74	(140)	218
Total provision (benefit) for income taxes	236	102	(114)	274
Net Income (Loss)	$909	$428	$(317)	$1,123
Per Common Share
Net income (loss)—basic	$5.65	$2.62	$(1.96)	$6.89
Net income (loss)—diluted	5.63	2.59	(1.96)	6.81

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation Second-Quarter 2020 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net Income (Loss)	$909	$428	$(317)	$1,123
Other Comprehensive Income
Change in unrealized gains on investments, net of tax of $107, $43, $39 and $93, respectively	399	157	143	349
Amortization of pension actuarial loss and prior service cost, net of tax of $0, $0, $0 and $0, respectively	1	1	2	1
Change in life deferred acquisition costs, life policy reserves and other, net of tax (benefit) of $(2), $(1), $1 and $(2), respectively	(7)	(4)	4	(8)
Other comprehensive income	393	154	149	342
Comprehensive Income (Loss)	$1,302	$582	$(168)	$1,465

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Second-Quarter 2020 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Common Stock
Beginning of year	$397	$397	$397	$397
Share-based awards	—	—	—	—
End of period	397	397	397	397

Paid-In Capital
Beginning of year	1,300	1,277	1,306	1,281
Share-based awards	—	1	(16)	(13)
Share-based compensation	7	7	16	16
Other	2	1	3	2
End of period	1,309	1,286	1,309	1,286

Retained Earnings
Beginning of year	7,932	8,229	9,257	7,625
Cumulative effect of change in accounting for credit losses as of January 1, 2020	—	—	(2)	—
Adjusted beginning of year	7,932	8,229	9,255	7,625
Net income (loss)	909	428	(317)	1,123
Dividends declared	(96)	(91)	(193)	(182)
End of period	8,745	8,566	8,745	8,566

Accumulated Other Comprehensive Income
Beginning of year	204	210	448	22
Other comprehensive income	393	154	149	342
End of period	597	364	597	364

Treasury Stock
Beginning of year	(1,791)	(1,483)	(1,544)	(1,492)
Share-based awards	1	3	12	16
Shares acquired - share repurchase authorization	—	—	(256)	—
Shares acquired - share-based compensation plans	—	(2)	(3)	(7)
Other	—	—	1	1
End of period	(1,790)	(1,482)	(1,790)	(1,482)

Total Shareholders' Equity	$9,258	$9,131	$9,258	$9,131

(In millions, except per common share)
Common Stock - Shares Outstanding
Beginning of year	160.8	163.2	162.9	162.8
Share-based awards	—	0.1	0.4	0.5
Shares acquired - share repurchase authorization	—	—	(2.5)	—
End of period	160.8	163.3	160.8	163.3

Dividends declared per common share	$0.60	$0.56	$1.20	$1.12

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation Second-Quarter 2020 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

(Dollars in millions)	Six months ended June 30,
	2020	2019
Cash Flows From Operating Activities
Net income	$(317)	$1,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42	36
Investment gains and losses, net	669	(1,022)
Share-based compensation	16	16
Interest credited to contract holders'	23	21
Deferred income tax expense	(140)	218
Changes in:
Investment income receivable	2	2
Premiums and reinsurance receivable	(232)	(231)
Deferred policy acquisition costs	(59)	(68)
Other assets	(25)	(47)
Loss and loss expense reserves	316	25
Life policy and investment contract reserves	65	52
Unearned premiums	319	292
Other liabilities	(51)	(8)
Current income tax receivable/payable	(14)	67
Net cash provided by operating activities	614	476
Cash Flows From Investing Activities
Sale of fixed maturities	87	52
Call or maturity of fixed maturities	563	625
Sale of equity securities	222	142
Purchase of fixed maturities	(757)	(765)
Purchase of equity securities	(371)	(212)
Investment in finance receivables	(23)	(17)
Collection of finance receivables	15	13
Investment in building and equipment	(10)	(13)
Change in other invested assets, net	32	(41)
Net cash used in investing activities	(242)	(216)
Cash Flows From Financing Activities
Payment of cash dividends to shareholders	(185)	(175)
Shares acquired - share repurchase authorization	(256)	—
Changes in note payable	83	5
Proceeds from stock options exercised	4	7
Contract holders' funds deposited	44	44
Contract holders' funds withdrawn	(83)	(93)
Other	(40)	(29)
Net cash used in financing activities	(433)	(241)
Net change in cash and cash equivalents	(61)	19
Cash and cash equivalents at beginning of year	767	784
Cash and cash equivalents at end of period	$706	$803
Supplemental Disclosures of Cash Flow Information:
Interest paid	$27	$27
Income taxes paid	31	13
Noncash Activities
Equipment acquired under finance lease obligations	$9	$7
Cashless exercise of stock options	3	7
Other assets and other liabilities	48	28

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation Second-Quarter 2020 10-Q

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

Our June 30, 2020, condensed consolidated financial statements are unaudited. We believe that we have made all adjustments, consisting only of normal recurring accruals, that are necessary for fair presentation. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our 2019 Annual Report on Form 10-K. The results of operations for interim periods do not necessarily indicate results to be expected for the full year.

The World Health Organization declared the 2019 novel coronavirus (SARS-CoV-2 or COVID-19) outbreak a Public Health Emergency of International Concern on January 30, 2020, and a pandemic on March 11, 2020. The pandemic outbreak has caused an economic downturn on a global scale, including continued temporary closures of some businesses and uncertainty surrounding future government and private company restrictions as many businesses attempt to resume operations. The pandemic, and unprecedented actions taken to contain the virus, has also continued to cause significant market disruption and volatility. Through the first six months of 2020, the company estimated that pandemic-related incurred losses and expenses totaled $71 million. The company continues to monitor the impact of the pandemic as it unfolds. The company cannot predict the impact the pandemic will have on its future consolidated financial position, cash flows or results of operations, however the impact could be material.

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

The company adopted these ASU's on January 1, 2020, and applied them on a modified retrospective basis. As a result of this adoption, an after-tax cumulative effect decrease of $2 million was made to retained earnings representing an increase to the overall valuation allowances for financial instruments measured at amortized cost. These ASU's will be applied to available for sale fixed-maturity securities prospectively with no adjustments to the amortized cost basis of securities for which an other-than-temporary impairment had been previously recognized. The company has elected not to measure expected credit losses for accrued interest receivables related to its finance receivables and fixed-maturity securities.
Cincinnati Financial Corporation Second-Quarter 2020 10-Q

Pending Accounting Updates
ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts
In August 2018, the FASB issued ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. ASU 2018-12 is intended to improve the timeliness of recognizing changes in the liability for future policy benefits and modify the rate used to discount future cash flows. The ASU will simplify and improve the accounting for certain market-based options or guarantees associated with deposit or account balance contracts, simplify amortization of deferred acquisition costs while improving and expanding required disclosures. In November 2019, the FASB issued ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date. ASU 2019-09 delayed the effective date of ASU 2018-12 by one year to interim and annual reporting periods beginning after December 15, 2021. In July 2020, the FASB issued a proposed ASU that would further delay the effective date of ASU 2018-12 by an additional year to interim and annual reporting periods beginning after December 15, 2022. These ASU's have not yet been adopted. Management is currently evaluating the impact on our company's consolidated financial position, cash flows and results of operations.

Cincinnati Financial Corporation Second-Quarter 2020 10-Q

NOTE 2 – Investments
The following table provides amortized cost, gross unrealized gains, gross unrealized losses and fair value for our fixed-maturity securities:

(Dollars in millions)	Amortized cost	Gross unrealized		Fair value
At June 30, 2020		gains	losses
Fixed maturity securities:
Corporate	$6,231	$465	$47	$6,649
States, municipalities and political subdivisions	4,487	346	3	4,830
Commercial mortgage-backed	272	8	3	277
United States government	108	6	—	114
Foreign government	22	—	—	22
Government-sponsored enterprises	19	—	—	19
Total	$11,139	$825	$53	$11,911
At December 31, 2019
Fixed maturity securities:
Corporate	$6,074	$332	$5	$6,401
States, municipalities and political subdivisions	4,477	252	1	4,728
Commercial mortgage-backed	290	11	—	301
United States government	102	2	—	104
Foreign government	28	—	—	28
Government-sponsored enterprises	137	—	1	136
Total	$11,108	$597	$7	$11,698

The net unrealized investment gains in our fixed-maturity portfolio at June 30, 2020, are primarily the result of the continued low interest rate environment that increased the fair value of our fixed-maturity portfolio. Our commercial mortgage-backed securities had an average rating of Aa1/AA at June 30, 2020 and December 31, 2019.

Cincinnati Financial Corporation Second-Quarter 2020 10-Q

The table below provides fair values and gross unrealized losses by investment category and by the duration of the securities' continuous unrealized loss positions:

(Dollars in millions)	Less than 12 months		12 months or more		Total
At June 30, 2020	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
Corporate	$782	$46	$33	$1	$815	$47
States, municipalities and political subdivisions	54	2	3	1	57	3
Commercial mortgage-backed	47	3	—	—	47	3
United States government	6	—	—	—	6	—
Foreign government	14	—	—	—	14	—
Government-sponsored enterprises	—	—	—	—	—	—
Total	$903	$51	$36	$2	$939	$53
At December 31, 2019
Fixed maturity securities:
Corporate	$199	$2	$118	$3	$317	$5
States, municipalities and political subdivisions	98	1	10	—	108	1
Commercial mortgage-backed	6	—	—	—	6	—
United States government	—	—	4	—	4	—
Foreign government	11	—	—	—	11	—
Government-sponsored enterprises	26	1	51	—	77	1
Total	$340	$4	$183	$3	$523	$7

Contractual maturity dates for fixed-maturities investments were:

(Dollars in millions)	Amortized cost	Fair value	% of fair value
At June 30, 2020
Maturity dates:
Due in one year or less	$566	$574	4.8%
Due after one year through five years	3,187	3,354	28.2
Due after five years through ten years	3,811	4,081	34.3
Due after ten years	3,575	3,902	32.7
Total	$11,139	$11,911	100.0%

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Cincinnati Financial Corporation Second-Quarter 2020 10-Q

The following table provides investment income and investment gains and losses, net:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Investment income:
Interest	$114	$111	$226	$222
Dividends	53	50	106	96
Other	2	2	5	5
Total	169	163	337	323
Less investment expenses	3	3	6	6
Total	$166	$160	$331	$317

Investment gains and losses, net:
Equity securities:
Investment gains and losses on securities sold, net	$24	$11	$17	$23
Unrealized gains and losses on securities still held, net	1,044	355	(602)	999
Subtotal	1,068	366	(585)	1,022
Fixed maturities:
Gross realized gains	3	1	5	3
Gross realized losses	(3)	(2)	(3)	(2)
Write-down of impaired securities	—	—	(77)	—
Subtotal	—	(1)	(75)	1

Other	(8)	(1)	(5)	4
Total	$1,060	$364	$(665)	$1,027

The fair value of our common equities portfolio was $7.082 billion and $7.518 billion at June 30, 2020 and December 31, 2019, respectively. The financials, energy, industrials and consumer discretionary sectors experienced the most significant declines in fair value as our common equity portfolio has a similar sector distribution as the S&P 500 industry weightings. At June 30, 2020, Apple Inc. (Nasdaq:AAPL) was our largest single equity holding with a fair value of $514 million, which was 7.3% of our publicly traded common equities portfolio and 2.7% of the total investment portfolio.

During the three and six months ended June 30, 2020, there were no fixed-maturity securities with an allowance for credit losses. During the three months ended June 30, 2020, there were no fixed-maturity securities intended to be sold and written down to fair value and during the six months ended June 30, 2020, there were 12 fixed-maturity securities from the energy, real estate, consumer goods and technology & electronics sectors which are intended to be sold and were written down to fair value. During the three and six months ended June 30, 2019, there were no fixed-maturity securities other-than-temporarily impaired.
At June 30, 2020, 242 fixed-maturity securities with a total unrealized loss of $53 million were in an unrealized loss position. Of that total, 5 fixed-maturity securities from the leisure, retail, municipal, energy and transportation sectors had a fair value below 70% of amortized cost. At December 31, 2019, 38 fixed-maturity securities with a total unrealized loss of $3 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity securities had fair values below 70% of amortized cost.

Cincinnati Financial Corporation Second-Quarter 2020 10-Q

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

Fair Value Disclosures for Assets
The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019. We do not have any liabilities carried at fair value.

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At June 30, 2020
Fixed maturities, available for sale:
Corporate	$—	$6,649	$—	$6,649
States, municipalities and political subdivisions	—	4,830	—	4,830
Commercial mortgage-backed	—	277	—	277
United States government	114	—	—	114
Foreign government	—	22	—	22
Government-sponsored enterprises	—	19	—	19
Subtotal	114	11,797	—	11,911
Common equities	7,082	—	—	7,082
Nonredeemable preferred equities	—	235	—	235
Separate accounts taxable fixed maturities	—	889	—	889
Top Hat savings plan mutual funds and common equity (included in Other assets)	40	—	—	40
Total	$7,236	$12,921	$—	$20,157

At December 31, 2019
Fixed maturities, available for sale:
Corporate	$—	$6,401	$—	$6,401
States, municipalities and political subdivisions	—	4,728	—	4,728
Commercial mortgage-backed	—	301	—	301
United States government	104	—	—	104
Foreign government	—	28	—	28
Government-sponsored enterprises	—	136	—	136
Subtotal	104	11,594	—	11,698
Common equities	7,518	—	—	7,518
Nonredeemable preferred equities	—	234	—	234
Separate accounts taxable fixed maturities	—	855	—	855
Top Hat savings plan mutual funds and common equity (included in Other assets)	45	—	—	45
Total	$7,667	$12,683	$—	$20,350

Cincinnati Financial Corporation Second-Quarter 2020 10-Q

We also held Level 1 cash and cash equivalents of $706 million and $767 million at June 30, 2020 and December 31, 2019, respectively. Level 3 assets reported at fair value in our condensed consolidated financial statements are not material, and therefore no further disclosures are provided.

Fair Value Disclosures for Assets and Liabilities Not Carried at Fair Value
The disclosures below are presented to provide information about the effects of current market conditions on financial instruments that are not reported at fair value in our condensed consolidated financial statements.

This table summarizes the book value and principal amounts of our long-term debt:

(Dollars in millions)			Book value		Principal amount
Interest rate	Year of issue		June 30,	December 31,	June 30,	December 31,
			2020	2019	2020	2019
6.900%	1998	Senior debentures, due 2028	$27	$27	$28	$28
6.920%	2005	Senior debentures, due 2028	391	391	391	391
6.125%	2004	Senior notes, due 2034	370	370	374	374
Total			$788	$788	$793	$793

The following table shows fair values of our note payable and long-term debt:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At June 30, 2020
Note payable	$—	$122	$—	$122
6.900% senior debentures, due 2028	—	35	—	35
6.920% senior debentures, due 2028	—	513	—	513
6.125% senior notes, due 2034	—	524	—	524
Total	$—	$1,194	$—	$1,194

At December 31, 2019
Note payable	$—	$39	$—	$39
6.900% senior debentures, due 2028	—	34	—	34
6.920% senior debentures, due 2028	—	506	—	506
6.125% senior notes, due 2034	—	512	—	512
Total	$—	$1,091	$—	$1,091

Cincinnati Financial Corporation Second-Quarter 2020 10-Q

The following table shows the fair value of our life policy loans included in other invested assets and the fair values of our deferred annuities and structured settlements included in life policy and investment contract reserves:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At June 30, 2020
Life policy loans	$—	$—	$51	$51

Deferred annuities	—	—	805	805
Structured settlements	—	223	—	223
Total	$—	$223	$805	$1,028

At December 31, 2019
Life policy loans	$—	$—	$44	$44

Deferred annuities	—	—	770	770
Structured settlements	—	212	—	212
Total	$—	$212	$770	$982

Outstanding principal and interest for these life policy loans totaled $33 million and $32 million at June 30, 2020 and December 31, 2019, respectively.

Recorded reserves for the deferred annuities were $759 million and $760 million at June 30, 2020 and December 31, 2019, respectively. Recorded reserves for the structured settlements were $149 million and
$151 million at June 30, 2020, and December 31, 2019, respectively.

Cincinnati Financial Corporation Second-Quarter 2020 10-Q

NOTE 4 – Property Casualty Loss and Loss Expenses
This table summarizes activity for our consolidated property casualty loss and loss expense reserves:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Gross loss and loss expense reserves, beginning of period	$6,153	$5,886	$6,088	$5,646
Less reinsurance recoverable	294	266	342	238
Net loss and loss expense reserves, beginning of period	5,859	5,620	5,746	5,408

Net loss and loss expense reserves related to acquisition of Cincinnati Global at February 28, 2019	—	—	—	246

Net incurred loss and loss expenses related to:
Current accident year	1,054	947	2,017	1,804
Prior accident years	(47)	(84)	(80)	(151)
Total incurred	1,007	863	1,937	1,653
Net paid loss and loss expenses related to:
Current accident year	369	361	555	538
Prior accident years	382	437	1,013	1,084
Total paid	751	798	1,568	1,622
Net loss and loss expense reserves, end of period	6,115	5,685	6,115	5,685
Plus reinsurance recoverable	294	269	294	269
Gross loss and loss expense reserves, end of period	$6,409	$5,954	$6,409	$5,954

We use actuarial methods, models and judgment to estimate, as of a financial statement date, the property casualty loss and loss expense reserves required to pay for and settle all outstanding insured claims, including incurred but not reported (IBNR) claims, as of that date. The actuarial estimate is subject to review and adjustment by an inter-departmental committee that includes actuarial, claims, underwriting, loss prevention and accounting management. This committee is familiar with relevant company and industry business, claims and underwriting trends, as well as general economic and legal trends that could affect future loss and loss expense payments. The amount we will actually have to pay for claims can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate. The reserve for loss and loss expenses in the condensed consolidated balance sheets also included $54 million at June 30, 2020 and  $55 million at June 30, 2019, for certain life and health loss and loss expense reserves.

For the three months ended June 30, 2020, we experienced $47 million of favorable development on prior accident years, including $45 million of favorable development in commercial lines and $8 million of unfavorable development in excess and surplus lines. We had no net development in personal lines for the three months ended June 30, 2020. Within commercial lines, we recognized favorable reserve development of $21 million for the commercial casualty line and $19 million for the workers' compensation line due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. Within personal lines, we recognized favorable reserve development of $7 million in personal auto and unfavorable reserve development of $7 million for the homeowner line of business.

For the six months ended June 30, 2020, we experienced $80 million of favorable development on prior accident years, including $51 million of favorable development in commercial lines, $28 million of favorable development in personal lines and $9 million of unfavorable development in excess and surplus lines. Within commercial lines, we recognized favorable reserve development of $26 million for both the workers' compensation line and the commercial casualty line due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. This was partially offset by unfavorable reserve development of $3 million for the commercial auto line. Within personal lines, we recognized favorable reserve development of $20 million in personal auto and $11 million for the homeowner line of business.
Cincinnati Financial Corporation Second-Quarter 2020 10-Q

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

Cincinnati Financial Corporation Second-Quarter 2020 10-Q

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

This table summarizes our life policy and investment contract reserves:

(Dollars in millions)	June 30, 2020	December 31, 2019
Life policy reserves:
Ordinary/traditional life	$1,268	$1,226
Other	51	50
Subtotal	1,319	1,276
Investment contract reserves:
Deferred annuities	759	760
Universal life	646	640
Structured settlements	149	151
Other	8	8
Subtotal	1,562	1,559
Total life policy and investment contract reserves	$2,881	$2,835

Cincinnati Financial Corporation Second-Quarter 2020 10-Q

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

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Property casualty:
Deferred policy acquisition costs asset, beginning of period	$536	$485	$512	$464
Capitalized deferred policy acquisition costs	292	280	572	534
Amortized deferred policy acquisition costs	(261)	(239)	(517)	(472)
Deferred policy acquisition costs asset, end of period	$567	$526	$567	$526

Life:
Deferred policy acquisition costs asset, beginning of period	$291	$266	$262	$274
Capitalized deferred policy acquisition costs	14	15	29	31
Amortized deferred policy acquisition costs	(15)	(12)	(24)	(25)
Shadow deferred policy acquisition costs	(23)	(9)	—	(20)
Deferred policy acquisition costs asset, end of period	$267	$260	$267	$260

Consolidated:
Deferred policy acquisition costs asset, beginning of period	$827	$751	$774	$738
Capitalized deferred policy acquisition costs	306	295	601	565
Amortized deferred policy acquisition costs	(276)	(251)	(541)	(497)
Shadow deferred policy acquisition costs	(23)	(9)	—	(20)
Deferred policy acquisition costs asset, end of period	$834	$786	$834	$786

No premium deficiencies were recorded in the condensed consolidated statements of income, as the sum of the anticipated loss and loss expenses, policyholder dividends and unamortized deferred acquisition expenses did not exceed the related unearned premiums and anticipated investment income.

Cincinnati Financial Corporation Second-Quarter 2020 10-Q

NOTE 7 – Accumulated Other Comprehensive Income
Accumulated other comprehensive income (AOCI) includes changes in unrealized gains and losses on investments, changes in pension obligations and changes in life deferred acquisition costs, life policy reserves and other as follows:

(Dollars in millions)	Three months ended June 30,
	2020			2019
	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, beginning of period	$266	$55	$211	$288	$59	$229
OCI before investment gains and losses, net, recognized in net income	506	107	399	199	43	156
Investment gains and losses, net, recognized in net income	—	—	—	1	—	1
OCI	506	107	399	200	43	157
AOCI, end of period	$772	$162	$610	$488	$102	$386

Pension obligations:
AOCI, beginning of period	$(8)	$—	$(8)	$(16)	$(2)	$(14)
OCI excluding amortization recognized in net income	—	—	—	—	—	—
Amortization recognized in net income	1	—	1	1	—	1
OCI	1	—	1	1	—	1
AOCI, end of period	$(7)	$—	$(7)	$(15)	$(2)	$(13)

Life deferred acquisition costs, life policy reserves and other:
AOCI, beginning of period	$1	$—	$1	$(6)	$(1)	$(5)
OCI before investment gains and losses, net, recognized in net income	(9)	(2)	(7)	(6)	(1)	(5)
Investment gains and losses, net, recognized in net income	—	—	—	1	—	1
OCI	(9)	(2)	(7)	(5)	(1)	(4)
AOCI, end of period	$(8)	$(2)	$(6)	$(11)	$(2)	$(9)

Summary of AOCI:
AOCI, beginning of period	$259	$55	$204	$266	$56	$210
Investments OCI	506	107	399	200	43	157
Pension obligations OCI	1	—	1	1	—	1
Life deferred acquisition costs, life policy reserves and other OCI	(9)	(2)	(7)	(5)	(1)	(4)
Total OCI	498	105	393	196	42	154
AOCI, end of period	$757	$160	$597	$462	$98	$364

Cincinnati Financial Corporation Second-Quarter 2020 10-Q

(Dollars in millions)	Six months ended June 30,
	2020			2019
	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, beginning of period	$590	$123	$467	$46	$9	$37
OCI before investment gains and losses, net, recognized in net income	107	23	84	443	93	350
Investment gains and losses, net, recognized in net income	75	16	59	(1)	—	(1)
OCI	182	39	143	442	93	349
AOCI, end of period	$772	$162	$610	$488	$102	$386

Pension obligations:
AOCI, beginning of period	$(9)	$—	$(9)	$(16)	$(2)	$(14)
OCI excluding amortization recognized in net income	—	—	—	—	—	—
Amortization recognized in net income	2	—	2	1	—	1
OCI	2	—	2	1	—	1
AOCI, end of period	$(7)	$—	$(7)	$(15)	$(2)	$(13)

Life deferred acquisition costs, life policy reserves and other:
AOCI, beginning of period	$(13)	$(3)	$(10)	$(1)	$—	$(1)
OCI before investment gains and losses, net, recognized in net income	5	1	4	(6)	(1)	(5)
Investment gains and losses, net, recognized in net income	—	—	—	(4)	(1)	(3)
OCI	5	1	4	(10)	(2)	(8)
AOCI, end of period	$(8)	$(2)	$(6)	$(11)	$(2)	$(9)

Summary of AOCI:
AOCI, beginning of period	$568	$120	$448	$29	$7	$22
Investments OCI	182	39	143	442	93	349
Pension obligations OCI	2	—	2	1	—	1
Life deferred acquisition costs, life policy reserves and other OCI	5	1	4	(10)	(2)	(8)
Total OCI	189	40	149	433	91	342
AOCI, end of period	$757	$160	$597	$462	$98	$364

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

Cincinnati Financial Corporation Second-Quarter 2020 10-Q

NOTE 8 – Reinsurance
Primary components of our property casualty reinsurance assumed operations include involuntary and voluntary assumed risks as well as contracts from Cincinnati Re®, our reinsurance assumed operations. Primary components of our ceded reinsurance include a property per risk treaty, property excess treaty, casualty per occurrence treaty, casualty excess treaty, property catastrophe treaty and retrocessions on our reinsurance assumed operations. Management's decisions about the appropriate level of risk retention are affected by various factors, including changes in our underwriting practices, capacity to retain risks and reinsurance market conditions.

The table below summarizes our consolidated property casualty insurance net written premiums, earned premiums and incurred loss and loss expenses:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Direct written premiums	$1,539	$1,472	$2,997	$2,807
Assumed written premiums	101	75	212	162
Ceded written premiums	(81)	(71)	(132)	(112)
Net written premiums	$1,559	$1,476	$3,077	$2,857

Direct earned premiums	$1,388	$1,319	$2,759	$2,585
Assumed earned premiums	63	50	129	93
Ceded earned premiums	(48)	(52)	(96)	(94)
Earned premiums	$1,403	$1,317	$2,792	$2,584

Direct incurred loss and loss expenses	$976	$866	$1,876	$1,653
Assumed incurred loss and loss expenses	45	25	79	50
Ceded incurred loss and loss expenses	(14)	(28)	(18)	(50)
Incurred loss and loss expenses	$1,007	$863	$1,937	$1,653

Our life insurance company purchases reinsurance for protection of a portion of the risks that are written. Primary components of our life reinsurance program include individual mortality coverage, aggregate catastrophe and accidental death coverage in excess of certain deductibles.

The table below summarizes our consolidated life insurance earned premiums and contract holders' benefits incurred:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Direct earned premiums	$98	$86	$183	$169
Ceded earned premiums	(19)	(19)	(37)	(36)
Earned premiums	$79	$67	$146	$133

Direct contract holders' benefits incurred	100	87	185	172
Ceded contract holders' benefits incurred	(21)	(14)	(33)	(29)
Contract holders' benefits incurred	$79	$73	$152	$143

The ceded benefits incurred can vary depending on the type of life insurance policy held and the year the policy was issued.

Cincinnati Financial Corporation Second-Quarter 2020 10-Q

NOTE 9 – Income Taxes
The differences between the 21% statutory federal income tax rate and our effective income tax rate were as follows:

(Dollars in millions)	Three months ended June 30,				Six months ended June 30,
	2020		2019		2020		2019
Tax at statutory rate:	$240	21.0%	$111	21.0%	$(91)	21.0%	$293	21.0%
Increase (decrease) resulting from:
Tax-exempt income from municipal bonds	(5)	(0.4)	(4)	(0.8)	(10)	2.3	(9)	(0.6)
Dividend received exclusion	(4)	(0.3)	(4)	(0.8)	(8)	1.9	(8)	(0.6)
Other	5	0.3	(1)	(0.2)	(5)	1.3	(2)	(0.2)
Provision (benefit) for income taxes	$236	20.6%	$102	19.2%	$(114)	26.5%	$274	19.6%

The provision for federal income taxes is based upon filing a consolidated income tax return for the company and its domestic subsidiaries.

We continue to believe that after considering all positive and negative evidence of taxable income in the carryback and carryforward periods as permitted by law, it is more likely than not that all of the deferred tax assets on our U.S. domestic operations will be realized. As a result, we have no valuation allowance for our U.S. domestic operations as of June 30, 2020 and December 31, 2019. As more fully discussed below, we do carry a valuation allowance on the deferred tax assets related to Cincinnati Global.

During the first quarter of 2020, the IRS notified us they would be expanding their audit of tax year 2017 to include the tax year ended December 31, 2018.

In response to the novel coronavirus (SARS-CoV-2 or COVID-19), as more fully discussed in Note 1, Accounting Policies, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law on March 27, 2020. We have evaluated the CARES Act and believe any impact to our financial statements will be immaterial.

Unrecognized Tax Benefits
As of June 30, 2020 and December 31, 2019, we had a gross unrecognized tax benefit of $34 million. There were no changes to this amount during the first half of 2020. It is reasonably possible that within the next 12 months, our unrecognized tax benefit could change when the IRS completes its examination of the tax year ended December 31, 2018.

Cincinnati Global
As a result of operations for the three and six months ended June 30, 2020, Cincinnati Global had a $4 million increase and $2 million decrease to their net deferred tax assets with an offsetting $4 million increase and $2 million decrease to their valuation allowance. As of June 30, 2020, Cincinnati Global had a net deferred tax asset of  $39 million and an offsetting valuation allowance of $39 million.

Deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized. After considering all positive and negative evidence related to the Cincinnati Global operations, we continue to believe it is appropriate to carry a valuation allowance as of June 30, 2020.

As of June 30, 2020, Cincinnati Global had operating loss carryforwards of $140 million in the United Kingdom. These Cincinnati Global losses can only be utilized within Cincinnati Global in the United Kingdom and cannot offset the income of our domestic operations in the United States. Other than the Cincinnati Global loss carryforwards, we had no other operating or capital loss carryforwards as of June 30, 2020.

Cincinnati Financial Corporation Second-Quarter 2020 10-Q

NOTE 10 – Net Income (Loss) Per Common Share
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are computed based on the weighted average number of common and dilutive potential common shares outstanding using the treasury stock method. The table shows calculations for basic and diluted earnings per share:

(In millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)—basic and diluted	$909	$428	$(317)	$1,123
Denominator:
Basic weighted-average common shares outstanding	160.8	163.3	161.5	163.1
Effect of share-based awards:
Stock options	0.3	1.2	—	1.1
Nonvested shares	0.4	0.7	—	0.7
Diluted weighted-average shares	161.5	165.2	161.5	164.9
Earnings (loss) per share:
Basic	$5.65	$2.62	$(1.96)	$6.89
Diluted	$5.63	$2.59	$(1.96)	$6.81
Number of anti-dilutive share-based awards	2.7	0.4	2.6	0.7

See our 2019 Annual Report on Form 10-K, Item 8, Note 17, Share-Based Associate Compensation Plans, Page 176, for information about share-based awards. The above table shows the number of anti-dilutive share-based awards for the three and six months ended June 30, 2020 and 2019. These share-based awards were not included in the computation of net income (loss) per common share (diluted) because their exercise would have anti-dilutive effects. As a result of the net loss for the six months ended June 30, 2020, the assumed exercise of share-based awards were excluded from the computation of diluted loss per share for that period.

NOTE 11 – Employee Retirement Benefits
The following summarizes the components of net periodic benefit cost for our qualified and supplemental pension plans:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Service cost	$3	$2	$5	$4
Non-service costs (benefit):
Interest cost	3	3	6	6
Expected return on plan assets	(6)	(5)	(11)	(10)
Amortization of actuarial loss and prior service cost	1	1	2	1
Other	—	—	—	1
Total non-service benefit	(2)	(1)	(3)	(2)
Net periodic benefit cost	$1	$1	$2	$2

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
Cincinnati Financial Corporation Second-Quarter 2020 10-Q

We made matching contributions totaling $4 million to our 401(k) and Top Hat savings plans during both the second quarters of 2020 and 2019 and contributions of $12 million and $9 million for the first half of 2020 and 2019, respectively.

We made no contributions to our qualified pension plan during the first six months of 2020.

NOTE 12 – Commitments and Contingent Liabilities
In the ordinary course of conducting business, the company and its subsidiaries are named as defendants in various legal proceedings. Most of these proceedings are claims litigation involving the company's insurance subsidiaries in which the company is either defending or providing indemnity for third-party claims brought against insureds or litigating first-party coverage claims. The company accounts for such activity through the establishment of unpaid loss and loss expense reserves. We believe that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, is immaterial to our consolidated financial condition, results of operations and cash flows. Future court decisions and interpretations, as well as future changes, if any, in legislation could create uncertainties and additional liabilities may arise for amounts in excess of the company's current insurance reserves.

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

NOTE 13 – Segment Information
We operate primarily in two industries, property casualty insurance and life insurance. Our chief operating decision maker regularly reviews our reporting segments to make decisions about allocating resources and assessing performance. Our reporting segments are:
•Commercial lines insurance
•Personal lines insurance
•Excess and surplus lines insurance
•Life insurance
•Investments

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

Cincinnati Financial Corporation Second-Quarter 2020 10-Q

Segment information is summarized in the following table:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenues:
Commercial lines insurance
Commercial casualty	$289	$277	$577	$545
Commercial property	254	234	504	468
Commercial auto	189	175	374	345
Workers' compensation	68	74	143	151
Other commercial	70	63	135	124
Commercial lines insurance premiums	870	823	1,733	1,633
Fee revenues	1	1	2	2
Total commercial lines insurance	871	824	1,735	1,635

Personal lines insurance
Personal auto	154	155	308	310
Homeowner	163	149	322	296
Other personal	47	44	93	86
Personal lines insurance premiums	364	348	723	692
Fee revenues	1	1	2	2
Total personal lines insurance	365	349	725	694

Excess and surplus lines insurance	78	67	156	130
Fee revenues	—	—	1	1
Total excess and surplus lines insurance	78	67	157	131

Life insurance premiums	79	67	146	133
Fee revenues	1	1	1	2
Total life insurance	80	68	147	135

Investments
Investment income, net of expenses	166	160	331	317
Investment gains and losses, net	1,060	364	(665)	1,027
Total investment revenue	1,226	524	(334)	1,344

Other
Premiums	91	79	180	129
Other	3	2	5	4
Total other revenues	94	81	185	133
Total revenues	$2,714	$1,913	$2,615	$4,072

Income (loss) before income taxes:
Insurance underwriting results
Commercial lines insurance	$8	$12	$(12)	$88
Personal lines insurance	(43)	5	(22)	1
Excess and surplus lines insurance	(1)	17	8	28
Life insurance	1	(2)	3	(3)
Investments	1,201	499	(385)	1,295
Other	(21)	(1)	(23)	(12)
Total income (loss) before income taxes	$1,145	$530	$(431)	$1,397

Identifiable assets:	June 30, 2020	December 31, 2019
Property casualty insurance	$3,751	$3,437
Life insurance	1,570	1,516
Investments	19,375	19,583
Other	754	872
Total	$25,450	$25,408

Cincinnati Financial Corporation Second-Quarter 2020 10-Q

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
Factors that could cause or contribute to such differences include, but are not limited to:
•Effects of the COVID-19 pandemic that could affect results for reasons such as:
◦Securities market disruption or volatility and related effects such as decreased economic activity that affect the company’s investment portfolio and book value
◦An unusually high level of claims in our insurance or reinsurance operations that increase litigation-related expenses
◦An unusually high level of insurance losses, including risk of legislation or court decisions extending business interruption insurance to require coverage when there was no direct physical damage or loss to property
◦Decreased premium revenue and cash flow from disruption to our distribution channel of independent agents, consumer self-isolation, travel limitations, business restrictions and decreased economic activity
◦Inability of our workforce, agencies or vendors to perform necessary business functions
•Unusually high levels of catastrophe losses due to risk concentrations, changes in weather patterns, environmental events, terrorism incidents or other causes
•Increased frequency and/or severity of claims or development of claims that are unforeseen at the time of policy issuance
•Inadequate estimates, assumptions or reliance on third-party data used for critical accounting estimates
•Declines in overall stock market values negatively affecting the company’s equity portfolio and book value
•Prolonged low interest rate environment or other factors that limit the company’s ability to generate growth in investment income or interest rate fluctuations that result in declining values of fixed-maturity investments, including declines in accounts in which we hold bank-owned life insurance contract assets
•Domestic and global events resulting in capital market or credit market uncertainty, followed by prolonged periods of economic instability or recession, that lead to:
◦Significant or prolonged decline in the fair value of a particular security or group of securities and impairment of the asset(s)
◦Significant decline in investment income due to reduced or eliminated dividend payouts from a particular security or group of securities
◦Significant rise in losses from surety and director and officer policies written for financial institutions or other insured entities
•Our inability to integrate Cincinnati Global and its subsidiaries into our on-going operations, or disruptions to our on-going operations due to such integration
•Recession or other economic conditions resulting in lower demand for insurance products or increased payment delinquencies
•Difficulties with technology or data security breaches, including cyberattacks, that could negatively affect our ability to conduct business; disrupt our relationships with agents, policyholders and others; cause
Cincinnati Financial Corporation Second-Quarter 2020 10-Q

reputational damage, mitigation expenses and data loss and expose us to liability under federal and state laws
•Disruption of the insurance market caused by technology innovations such as driverless cars that could decrease consumer demand for insurance products
•Delays, inadequate data developed internally or from third parties, or performance inadequacies from ongoing development and implementation of underwriting and pricing methods, including telematics and other usage-based insurance methods, or technology projects and enhancements expected to increase our pricing accuracy, underwriting profit and competitiveness
•Increased competition that could result in a significant reduction in the company’s premium volume
•Changing consumer insurance-buying habits and consolidation of independent insurance agencies that could alter our competitive advantages
•Inability to obtain adequate ceded reinsurance on acceptable terms, amount of reinsurance coverage purchased, financial strength of reinsurers and the potential for nonpayment or delay in payment by reinsurers
•Inability to defer policy acquisition costs for any business segment if pricing and loss trends would lead management to conclude that segment could not achieve sustainable profitability
•Inability of our subsidiaries to pay dividends consistent with current or past levels
•Events or conditions that could weaken or harm the company’s relationships with its independent agencies and hamper opportunities to add new agencies, resulting in limitations on the company’s opportunities for growth, such as:
◦Downgrades of the company’s financial strength ratings
◦Concerns that doing business with the company is too difficult
◦Perceptions that the company’s level of service, particularly claims service, is no longer a distinguishing characteristic in the marketplace
◦Inability or unwillingness to nimbly develop and introduce coverage product updates and innovations that our competitors offer and consumers expect to find in the marketplace
•Actions of insurance departments, state attorneys general or other regulatory agencies, including a change to a federal system of regulation from a state-based system, that:
◦Impose new obligations on us that increase our expenses or change the assumptions underlying our critical accounting estimates
◦Place the insurance industry under greater regulatory scrutiny or result in new statutes, rules and regulations
◦Restrict our ability to exit or reduce writings of unprofitable coverages or lines of business
◦Add assessments for guaranty funds, other insurance-related assessments or mandatory reinsurance arrangements; or that impair our ability to recover such assessments through future surcharges or other rate changes
◦Increase our provision for federal income taxes due to changes in tax law
◦Increase our other expenses
◦Limit our ability to set fair, adequate and reasonable rates
◦Place us at a disadvantage in the marketplace
◦Restrict our ability to execute our business model, including the way we compensate agents
•Adverse outcomes from litigation or administrative proceedings
•Events or actions, including unauthorized intentional circumvention of controls, that reduce the company’s future ability to maintain effective internal control over financial reporting under the Sarbanes-Oxley Act of 2002
•Unforeseen departure of certain executive officers or other key employees due to retirement, health or other causes that could interrupt progress toward important strategic goals or diminish the effectiveness of certain longstanding relationships with insurance agents and others
•Events, such as an epidemic, natural catastrophe or terrorism, that could hamper our ability to assemble our workforce at our headquarters location
Further, the company’s insurance businesses are subject to the effects of changing social, global, economic and regulatory environments. Public and regulatory initiatives have included efforts to adversely influence and restrict premium rates, restrict the ability to cancel policies, impose underwriting standards and expand overall regulation. The company also is subject to public and regulatory initiatives that can affect the market value for its common stock, such as measures affecting corporate financial reporting and governance. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

Cincinnati Financial Corporation Second-Quarter 2020 10-Q

CORPORATE FINANCIAL HIGHLIGHTS
Net Income and Comprehensive Income Data

(Dollars in millions, except per share data)	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change
Earned premiums	$1,482	$1,384	7	$2,938	$2,717	8
Investment income, net of expenses (pretax)	166	160	4	331	317	4
Investment gains and losses, net (pretax)	1,060	364	191	(665)	1,027	nm
Total revenues	2,714	1,913	42	2,615	4,072	(36)
Net income (loss)	909	428	112	(317)	1,123	nm
Comprehensive income (loss)	1,302	582	124	(168)	1,465	nm
Net income (loss) per share—diluted	5.63	2.59	117	(1.96)	6.81	nm
Cash dividends declared per share	0.60	0.56	7	1.20	1.12	7
Diluted weighted average shares outstanding	161.5	165.2	(2)	161.5	164.9	(2)

Total revenues rose 42% for the second quarter of 2020, compared with the same period of 2019, primarily due to increases in net investment gains and earned premiums. For the first six months of 2020, compared with the first six months of 2019, total revenues decreased $1.457 billion, as higher earned premiums were offset by net investment losses. Premium and investment revenue trends are discussed further in the respective sections of Financial Results.

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

Net income for the second quarter of 2020, compared with second-quarter 2019, increased $481 million, including increases of $550 million in after-tax net investment gains and $6 million in after-tax investment income, partially offset by a $70 million decrease in after-tax property casualty underwriting income. Second-quarter 2020 catastrophe losses, mostly weather related, were $79 million higher after taxes and unfavorably affected both net income and property casualty underwriting income. Life insurance segment results on a pretax basis improved $3 million compared with second-quarter 2019.

For the first six months of 2020, net income decreased $1.440 billion, compared with the same period of 2019, including decreases of $1.336 billion in after-tax investment gains and losses and $123 million in after-tax property casualty underwriting income, partially offset by a $12 million improvement in after-tax investment income. The property casualty underwriting income decrease included an unfavorable $120 million after-tax effect from higher catastrophe losses. Life insurance segment results improved by $6 million on a pretax basis.

During much of the first six months of 2020, the novel coronavirus (SARS-CoV-2 or COVID-19), recognized as a pandemic by the World Health Organization, caused significant economic effects where we operate, including temporary closures of many businesses and reduced consumer spending due to shelter-in-place, stay-at-home and other governmental actions. Those orders and the uncertainty surrounding COVID-19 had broad financial market effects and caused significant market disruption and volatility. The stock market volatility was a major contributor to the six-month revenue decrease and net loss effects discussed above, and below in this quarterly report Item 2, Investments Results, that resulted from a reduction in net investment gains for our investment portfolio.

The health and safety of our associates, agents and policyholders is at the top of company priorities. As stay-at-home actions were enacted, we promptly and effectively transitioned most of our headquarters associates to working from home. We provided the technology necessary to keep the business running, as associates continued writing and collecting insurance premiums, processing claims and performing other operational functions. They joined our field associates that already worked from home, providing agents and policyholders with outstanding service. At the end of the second quarter of 2020, nearly all of our associates continued to work from home.

Cincinnati Financial Corporation Second-Quarter 2020 10-Q

The COVID-19 pandemic slowed the growth of our premium revenues for the second quarter and first six months of 2020, including new business written premiums. Premium growth by segment is discussed below in Financial Results. For future periods, renewal premium or new business premium amounts could further decline if the basis for policy premiums, such as sales and payrolls of businesses we insure, decrease as a result of the pandemic and a weakened economy. In addition, the ultimate effects of recent or future government-ordered moratoriums or deferral of premium payments related to our insurance policies are uncertain and may further adversely affect premium growth. We are not able to determine premium effects for future periods.

During the second quarter of 2020, our estimates for incurred losses and expenses included approximately $65 million related to the pandemic. The total included $19 million for legal expenses in defense of business interruption claims, $15 million for Cincinnati Re® losses, $9 million for Cincinnati Global Underwriting Ltd.SM (Cincinnati Global) losses, $6 million for credit losses related to uncollectible premiums and $16 million for the previously announced Stay-at-Home policyholder credit for personal auto policies.

Approximately half of the losses for Cincinnati Re represent its estimated share from reinsurance treaties with companies that provided affirmative coverage for pandemic-related business interruption, and most of the remainder is an estimated share of treaties covering professional liability. Most of the losses for Cincinnati Global represent its share of potential losses from business interruption coverage for large risks with customized policy terms and conditions.

Loss experience for our insurance operations is influenced by many factors, as discussed in our 2019 Annual Report on Form 10-K, Item 7, Property Casualty Insurance Loss and Loss Expense Reserves, Page 56. Because of various factors that affect exposure to certain insurance losses, such as less miles driven for vehicles or reduced sales and payrolls for businesses, there could be a reduction in future losses, and in some cases a generally corresponding reduction in premiums. Also, there could be losses or legal expenses that increase or otherwise occur independently of changes in sales or payrolls of businesses we insure. We are not able to determine loss effects for future periods.

Performance by segment is discussed below in Financial Results. As discussed in our 2019 Annual Report on Form 10-K, Item 7, Factors Influencing Our Future Performance, Page 55, there are several reasons why our performance during 2020 may be below our long-term targets.

The board of directors is committed to rewarding shareholders directly through cash dividends and through share repurchase authorizations. Through 2019, the company had increased the annual cash dividend rate for 59 consecutive years, a record we believe is matched by only seven other publicly traded companies. In January 2020, the board of directors increased the regular quarterly dividend to 60 cents per share, setting the stage for our 60th consecutive year of increasing cash dividends. During the first six months of 2020, cash dividends declared by the company increased 7% compared with the same period of 2019. Our board regularly evaluates relevant factors in decisions related to dividends and share repurchases. The 2020 dividend increase reflected our strong earnings performance and signaled management's and the board's positive outlook and confidence in our outstanding capital, liquidity and financial flexibility.

Cincinnati Financial Corporation Second-Quarter 2020 10-Q

Balance Sheet Data and Performance Measures

(Dollars in millions, except share data)	At June 30,	At December 31,
	2020	2019
Total investments	$19,487	$19,746
Total assets	25,450	25,408
Short-term debt	122	39
Long-term debt	788	788
Shareholders' equity	9,258	9,864
Book value per share	57.56	60.55
Debt-to-total-capital ratio	8.9%	7.7%

Total assets at June 30, 2020, increased by less than 1% compared with year-end 2019, and included a 1% decrease in total investments that reflected lower fair values for many securities in our portfolio. Shareholders' equity decreased 6% and book value per share decreased 5% during the first six months of 2020. Our debt-to-total-capital ratio (capital is the sum of debt plus shareholders' equity) increased compared with year-end 2019.

Our value creation ratio is our primary performance metric. That ratio was negative 3.0% for the first six months of 2020, and was significantly lower than the same period in 2019, primarily due to a reduction of overall net gains from our investment portfolio. The $2.99 decrease in book value per share during the first six months of 2020 contributed negative 5.0 percentage points to the value creation ratio, while dividends declared at $1.20 per share contributed positive 2.0 points. Value creation ratios by major components and in total, along with calculations from per-share amounts, are shown in the tables below.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Value creation ratio major components:
Net income before investment gains	0.9%	1.6%	2.1%	4.0%
Change in fixed-maturity securities, realized and unrealized gains	5.0	1.8	0.8	4.4
Change in equity securities, investment gains	10.5	3.4	(4.7)	10.3
Other	(0.1)	0.0	(1.2)	(0.1)
Value creation ratio	16.3%	6.8%	(3.0)%	18.6%

Cincinnati Financial Corporation Second-Quarter 2020 10-Q

(Dollars are per share)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Value creation ratio:
End of period book value*	$57.56	$55.92	$57.56	$55.92
Less beginning of period book value	50.02	52.88	60.55	48.10
Change in book value	7.54	3.04	(2.99)	7.82
Dividend declared to shareholders	0.60	0.56	1.20	1.12
Total value creation	$8.14	$3.60	$(1.79)	$8.94

Value creation ratio from change in book value**	15.1%	5.7%	(5.0)%	16.3%
Value creation ratio from dividends declared to shareholders***	1.2	1.1	2.0	2.3
Value creation ratio	16.3%	6.8%	(3.0)%	18.6%

* Book value per share is calculated by dividing end of period total shareholders' equity by end of period shares outstanding
** Change in book value divided by the beginning of period book value
*** Dividend declared to shareholders divided by beginning of period book value

DRIVERS OF LONG-TERM VALUE CREATION
Operating through The Cincinnati Insurance Company, Cincinnati Financial Corporation is one of the 25 largest property casualty insurers in the nation, based on 2019 net written premiums for approximately 2,000 U.S. stock and mutual insurer groups. We market our insurance products through a select group of independent insurance agencies as discussed in our 2019 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 5. At June 30, 2020, we actively marketed through agencies located in 45 states. We maintain a long-term perspective that guides us in addressing immediate challenges or opportunities while focusing on the major decisions that best position our company for success through all market cycles.

To measure our long-term progress in creating shareholder value, our value creation ratio is our primary financial performance target. As discussed in our 2019 Annual Report on Form 10-K, Item 7, Executive Summary, Page 51, management believes this measure is a meaningful indicator of our long-term progress in creating shareholder value and has three primary performance drivers:

•Premium growth – We believe our agency relationships and initiatives can lead to a property casualty written premium growth rate over any five-year period that exceeds the industry average. For the first six months of 2020, our consolidated property casualty net written premium year-over-year growth was 8%. As of March 2020, A.M. Best projected the industry's full-year 2020 written premium growth at approximately 4%. For the five-year period 2015 through 2019, our growth rate exceeded that of the industry. The industry's growth rate excludes its mortgage and financial guaranty lines of business.
•Combined ratio – We believe our underwriting philosophy and initiatives can generate a GAAP combined ratio over any five-year period that is consistently within the range of 95% to 100%. For the first six months of 2020, our GAAP combined ratio was 100.8%, including 13.2 percentage points of current accident year catastrophe losses partially offset by 2.8 percentage points of favorable loss reserve development on prior accident years. Our statutory combined ratio was 98.7% for the first six months of 2020. As of March 2020, A.M. Best projected the industry's full-year 2020 statutory combined ratio at approximately 99%, including approximately 5 percentage points of catastrophe losses and a favorable effect of approximately 1 percentage point of loss reserve development on prior accident years. The industry's ratio again excludes its mortgage and financial guaranty lines of business.
•Investment contribution – We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year return of the Standard & Poor's 500 Index. For the first six months of 2020, pretax investment income was $331 million, up 4% compared with the same period in 2019. We believe our investment portfolio mix provides an appropriate balance of income stability and growth with capital appreciation potential.

Cincinnati Financial Corporation Second-Quarter 2020 10-Q

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

•Manage insurance profitability – Implementation of these initiatives is intended to enhance underwriting expertise and knowledge, thereby increasing our ability to manage our business while also gaining efficiency. Better profit margins can arise from additional information and more focused action on underperforming product lines, plus pricing capabilities we are expanding through the use of technology and analytics. In addition to enhancing company efficiency, improving internal processes also supports the ability of the independent agencies that represent us to grow profitably by allowing them to serve clients faster and to more efficiently manage agency expenses.
We continue to enhance our property casualty underwriting expertise and to effectively and efficiently underwrite individual policies and process transactions. Ongoing initiatives supporting this work include expanding our pricing and segmentation capabilities through experience and use of predictive analytics and additional data. Our segmentation efforts emphasize identification and retention of insurance policies we believe have relatively stronger pricing, while seeking more aggressive renewal terms and conditions on policies we believe have relatively weaker pricing. In 2020, we are continuing to improve underwriting and rate adequacy for our commercial auto and homeowner lines of business. Our commercial auto policies that renewed during the first six months of 2020 experienced an estimated average price increase at percentages in the high-single-digit range, and our homeowner policies that renewed during that period averaged an estimated price increase at percentages in the mid-single-digit range.
•Drive premium growth – Implementation of these initiatives is intended to further penetrate each market we serve through our independent agencies. Strategies aimed at specific market opportunities, along with service enhancements, can help our agents grow and increase our share of their business. Premium growth initiatives also include expansion of Cincinnati Re, our reinsurance assumed operation, and successful integration of Cincinnati Global, our London-based global specialty underwriter for Lloyd's Syndicate 318. Diversified growth also may reduce variability of losses from weather-related catastrophes.
We continue to appoint new agencies to develop additional points of distribution. In 2020, we are planning approximately 125 appointments of independent agencies that offer most or all of our property casualty insurance products. During the first six months of 2020, we appointed 72 new agencies that meet that criteria.
We also plan to appoint additional agencies that focus on high net worth personal lines clients. In 2020, we are targeting the appointment of approximately 35 agencies that market only personal lines products for us. During the first six months of 2020, we appointed 23 new agencies that meet that criteria.
As of June 30, 2020, a total of 1,831 agency relationships market our property casualty insurance products from 2,530 reporting locations. The totals do not include Lloyd's brokers or coverholders that source business for Cincinnati Global.
We also continue to grow premiums through the disciplined expansion of Cincinnati Re and the acquisition of Cincinnati Global. During the first six months of 2020, Cincinnati Re contributed $32 million of growth in consolidated property casualty insurance net written premiums while Cincinnati Global contributed $25 million. We also believe that over time Cincinnati Global will provide opportunities to support business produced by our independent agencies in new geographies and lines of business.

Cincinnati Financial Corporation Second-Quarter 2020 10-Q

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

At June 30, 2020, we held $3.171 billion of our cash and invested assets at the parent-company level, of which $2.981 billion, or 94.0%, was invested in common stocks, and $35 million, or 1.1%, was cash or cash equivalents. Our debt-to-total-capital ratio was 8.9% at June 30, 2020. Another important indicator of financial strength is our ratio of property casualty net written premiums to statutory surplus, which was 1.1-to-1 for the 12 months ended June 30, 2020, compared with 1.0-to-1 at year-end 2019.

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

At July 24, 2020, our insurance subsidiaries continued to be highly rated.

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
Cincinnati Financial Corporation Second-Quarter 2020 10-Q

CONSOLIDATED PROPERTY CASUALTY INSURANCE HIGHLIGHTS
Consolidated property casualty insurance results include premiums and expenses for our standard market insurance segments (commercial lines and personal lines), our excess and surplus lines segment, Cincinnati Re and our London-based global specialty underwriter Cincinnati Global.

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change
Earned premiums	$1,403	$1,317	7	$2,792	$2,584	8
Fee revenues	2	2	0	5	5	0
Total revenues	1,405	1,319	7	2,797	2,589	8
Loss and loss expenses from:
Current accident year before catastrophe losses	817	802	2	1,649	1,588	4
Current accident year catastrophe losses	237	145	63	368	216	70
Prior accident years before catastrophe losses	(41)	(69)	41	(69)	(139)	50
Prior accident years catastrophe losses	(6)	(15)	60	(11)	(12)	8
Loss and loss expenses	1,007	863	17	1,937	1,653	17
Underwriting expenses	439	408	8	877	797	10
Underwriting profit (loss)	$(41)	$48	nm	$(17)	$139	nm

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	58.2%	60.9%	(2.7)	59.0%	61.5%	(2.5)
Current accident year catastrophe losses	16.9	11.1	5.8	13.2	8.4	4.8
Prior accident years before catastrophe losses	(2.9)	(5.3)	2.4	(2.4)	(5.4)	3.0
Prior accident years catastrophe losses	(0.4)	(1.1)	0.7	(0.4)	(0.5)	0.1
Loss and loss expenses	71.8	65.6	6.2	69.4	64.0	5.4
Underwriting expenses	31.3	30.9	0.4	31.4	30.8	0.6
Combined ratio	103.1%	96.5%	6.6	100.8%	94.8%	6.0

Combined ratio	103.1%	96.5%	6.6	100.8%	94.8%	6.0
Contribution from catastrophe losses and prior years reserve development	13.6	4.7	8.9	10.4	2.5	7.9
Combined ratio before catastrophe losses and prior years reserve development	89.5%	91.8%	(2.3)	90.4%	92.3%	(1.9)

The COVID-19 pandemic slowed the rate of our premium growth for the second quarter and first six months of 2020. Consolidated property casualty net written premiums grew 6% during second-quarter 2020, following growth of 10% for both the first quarter of 2020 and full-year 2019. For the first six months of 2020, net written premiums grew 8%, compared with 10% for the first half of 2019. New business written premiums for the second quarter of 2020 decreased compared with the same period a year ago, and was largely responsible for the slowed growth in net written premiums.

New business written premiums decreased 1% for second-quarter 2020, compared with second-quarter 2019, reflecting a reduction in submissions from agents for us to quote premiums for policies during the first half of the quarter. During the second half of the quarter, as government restrictions eased and businesses reopened, submission counts were higher than the same period in 2019. For policies that renewed during the second quarter of 2020, higher average pricing offset some of the decrease in new business written premiums and reduced insured exposure levels that affected some lines of business. Regardless of future policy submission volume and pricing changes, new business and renewal premium amounts could decline if the exposure basis for policy premiums, such as sales and payrolls of businesses we insure, decrease as a result of a weakened economy. We are not able to determine other effects of the pandemic on future periods.

Loss experience for our insurance operations is influenced by many factors as discussed in further detail in Financial Results by property casualty insurance segment. Consolidated property casualty paid losses before catastrophe effects for the second quarter of 2020, as a ratio to earned premiums, were 11.0 percentage points
Cincinnati Financial Corporation Second-Quarter 2020 10-Q

lower than the same period a year ago, in part due to reduced business activity and fewer vehicles on the road that reflected pandemic effects. Case incurred losses before catastrophe effects were 12.7 points lower but were mostly offset by reserves for incurred but not reported (IBNR) losses that increased by 11.1 points. For the first six months of 2020, compared with a year ago, ratios before catastrophe effects included: 8.3 percentage points lower for paid losses, 7.2 points lower for case incurred losses and 6.5 points higher for IBNR losses. For future periods, factors that reduce exposure to certain insurance losses, such as fewer vehicular miles driven or reduced sales and payrolls for businesses, could cause a reduction in future losses that generally correspond to reduced premiums. However, there could be losses or legal expenses that occur independent of changes in mileage, sales or payrolls of businesses we insure. We are not able to determine premium or loss effects for future periods.

Our consolidated property casualty insurance operations generated an underwriting loss of $41 million for the second quarter of 2020 and $17 million for the first six months of 2020. The decreases of $89 million and $156 million, respectively, compared with the same periods of 2019, included unfavorable increases of $101 million and $153 million in losses from catastrophes, mostly caused by severe weather. We believe future property casualty underwriting results will continue to benefit from price increases and our ongoing initiatives to improve pricing precision and loss experience related to claims and loss control practices.
For all property casualty lines of business in aggregate, net loss and loss expense reserves at June 30, 2020, were $369 million higher, or 6%, than at year-end 2019, including an increase of $310 million for the IBNR portion.

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

Our consolidated property casualty combined ratio for the second quarter of 2020 increased by 6.6 percentage points, compared with the same period of 2019, including an increase of 6.5 points from higher catastrophe losses and loss expenses. For the first six months of 2020, compared with the 2019 six-month period, our combined ratio increased by 6.0 percentage points, including an increase of 4.9 points from higher catastrophe losses and loss expenses.
The combined ratio can be affected significantly by natural catastrophe losses and other large losses as discussed in detail below. The combined ratio can also be affected by updated estimates of loss and loss expense reserves established for claims that occurred in prior periods, referred to as prior accident years. Net favorable development on prior accident year reserves, including reserves for catastrophe losses, benefited the combined ratio by 2.8 percentage points in the first six months of 2020, compared with 5.9 percentage points in the same period of 2019. Net favorable development is discussed in further detail in Financial Results by property casualty insurance segment.

The ratio for current accident year loss and loss expenses before catastrophe losses improved in the first six months of 2020. That 59.0% ratio was 2.5 percentage points lower, compared with the 61.5% accident year 2019 ratio measured as of June 30, 2019, including an increase of 0.4 points in the ratio for large losses of $1 million or more per claim, discussed below.

The underwriting expense ratio increased for the second quarter and first six months of 2020, compared with the same periods a year ago. The increase was primarily due to a Stay-at-Home policyholder credit for personal auto policies and higher credit losses due to uncollectible premiums, and offset ongoing expense management efforts and higher earned premiums.
Cincinnati Financial Corporation Second-Quarter 2020 10-Q

Consolidated Property Casualty Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change
Agency renewal written premiums	$1,244	$1,186	5	$2,442	$2,316	5
Agency new business written premiums	210	212	(1)	425	393	8
Other written premiums	105	78	35	210	148	42
Net written premiums	1,559	1,476	6	3,077	2,857	8
Unearned premium change	(156)	(159)	2	(285)	(273)	(4)
Earned premiums	$1,403	$1,317	7	$2,792	$2,584	8

The trends in net written premiums and earned premiums summarized in the table above include the effects of price increases. Price change trends that heavily influence renewal written premium increases or decreases, along with other premium growth drivers for 2020, are discussed in more detail by segment below in Financial Results.

Consolidated property casualty net written premiums for the three and six months ended June 30, 2020, grew $83 million and $220 million compared with the same periods of 2019, with growth in each segment in addition to Cincinnati Re and Cincinnati Global. Our premium growth initiatives from prior years have provided an ongoing favorable effect on growth during the current year, particularly as newer agency relationships mature over time.

Consolidated property casualty agency new business written premiums decreased by $2 million for the second quarter of 2020 but grew $32 million for the first six months of the year, compared with the same periods of 2019. The six-month increase was driven by our commercial lines insurance segment. New agency appointments during 2019 and 2020 produced a $35 million increase in standard lines new business for the first six months of 2020 compared with the same period of 2019. As we appoint new agencies that choose to move accounts to us, we report these accounts as new business. While this business is new to us, in many cases it is not new to the agent. We believe these seasoned accounts tend to be priced more accurately than business that may be less familiar to our agent upon obtaining it from a competing agent.

Net written premiums for Cincinnati Re, included in other written premiums, increased by $11 million and $32 million for the three and six months ended June 30, 2020, compared with the same periods of 2019, to $84 million and $189 million, respectively. Cincinnati Re assumes risks through reinsurance treaties and in some cases cedes part of the risk and related premiums to one or more unaffiliated reinsurance companies through transactions known as retrocessions. Cincinnati Re earned premiums were $119 million for the first six months of 2020, compared with $86 million for the same period a year ago.

Cincinnati Global also contributed to the increase in other written premiums, following our acquisition of it on February 28, 2019. Net written premiums increased by $9 million and $25 million for the three and six months ended June 30, 2020, compared with the second quarter and four-month periods in 2019, to $53 million and $90 million, respectively. Cincinnati Global earned premiums were $61 million for the first six months of 2020, compared with $43 million for the four-month period a year ago.

Other written premiums also include premiums ceded to reinsurers as part of our reinsurance ceded program. A decrease in ceded premiums increased net written premiums by $6 million and $4 million for the second quarter and first six months of 2020, compared with the same periods of 2019.

Catastrophe losses and loss expenses typically have a material effect on property casualty results and can vary significantly from period to period. Losses from catastrophes contributed 16.5 and 12.8 percentage points to the combined ratio in the second quarter and first six months of 2020, compared with 10.0 and 7.9 percentage points in the same periods of 2019.

Effective June 1, 2020, we restructured and renewed our combined property catastrophe occurrence excess of loss treaty for a period of one year, commuting the expiring treaty one month in advance of its expiration date. The treaty provides coverage for various combinations of occurrences, has an aggregate limit of $50 million in excess of $150 million per loss and applies to business written on a direct basis and by Cincinnati Re. Cincinnati Global
Cincinnati Financial Corporation Second-Quarter 2020 10-Q

catastrophe losses are not applicable to the treaty. Ceded premiums for the one-year renewal period of coverage from this treaty are estimated to be approximately $11 million. Cincinnati Re purchases additional reinsurance coverages with various triggers and unique features. As of June 1, 2020, Cincinnati Re had separate property catastrophe excess of loss coverage with a total available aggregate limit of $30 million.

The following table shows consolidated property casualty insurance catastrophe losses and loss expenses incurred, net of reinsurance, as well as the effect of loss development on prior period catastrophe events. We individually list declared catastrophe events for which our incurred losses reached or exceeded $10 million.

Consolidated Property Casualty Insurance Catastrophe Losses and Loss Expenses Incurred

(Dollars in millions, net of reinsurance)		Three months ended June 30,					Six months ended June 30,
		Comm.	Pers.	E&S			Comm.	Pers.	E&S
Dates	Region	lines	lines	lines	Other	Total	lines	lines	lines	Other	Total
2020
Jan. 10-12	Midwest, Northeast, South	$—	$—	$—	$—	$—	$6	$5	$—	$—	$11
Feb. 5-8	Northeast, South	(1)	(1)	—	—	(2)	10	5	—	—	15
Mar. 2-4	Midwest, South	1	(2)	—	5	4	64	8	—	6	78
Mar. 17-20	Midwest, South	1	5	—	—	6	2	10	—	—	12
Mar. 27-30	Midwest, Northeast, South	18	(3)	—	—	15	24	13	—	—	37
Apr. 7-9	Midwest, Northeast, South	26	25	—	—	51	26	25	—	—	51
Apr. 10-14	Midwest, Northeast, South	22	27	—	—	49	22	27	—	—	49
May 4-5	Midwest, South	22	5	—	—	27	22	5	—	—	27
May 26 - Jun. 8	Midwest, Northeast, South, West	20	—	1	8	29	20	—	1	8	29
All other 2020 catastrophes		18	36	2	2	58	19	37	2	1	59
Development on 2019 and prior catastrophes		(6)	—	—	—	(6)	(9)	(5)	—	3	(11)
Calendar year incurred total		$121	$92	$3	$15	$231	$206	$130	$3	$18	$357

2019
Jan. 29-Feb. 1	Midwest, Northeast	$(3)	$(1)	$—	$1	$(3)	$11	$10	$—	$1	$22
Feb. 23-26	Midwest, Northeast, South	—	(2)	—	—	(2)	11	10	—	—	21
Mar. 12-17	Midwest, Northeast, West, South	1	(1)	—	2	2	5	6	—	2	13
May 16-17	Midwest	6	6	—	—	12	6	6	—	—	12
May 26-28	Midwest, Northeast, West, South	78	24	—	—	102	78	24	—	—	102
All other 2019 catastrophes		22	12	—	—	34	26	20	—	—	46
Development on 2018 and prior catastrophes		(8)	(3)	—	(4)	(15)	(14)	5	—	(3)	(12)
Calendar year incurred total		$96	$35	$—	$(1)	$130	$123	$81	$—	$—	$204

Cincinnati Financial Corporation Second-Quarter 2020 10-Q

The following table includes data for losses incurred of $1 million or more per claim, net of reinsurance.

Consolidated Property Casualty Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change
Current accident year losses greater than $5 million	$19	$14	36	$19	$14	36
Current accident year losses $1 million - $5 million	53	53	—	103	90	14
Large loss prior accident year reserve development	7	5	40	33	21	57
Total large losses incurred	79	72	10	155	125	24
Losses incurred but not reported	134	(14)	nm	213	33	nm
Other losses excluding catastrophe losses	409	547	(25)	905	1,039	(13)
Catastrophe losses	226	128	77	349	198	76
Total losses incurred	$848	$733	16	$1,622	$1,395	16

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	1.4%	1.1%	0.3	0.7%	0.5%	0.2
Current accident year losses $1 million - $5 million	3.7	4.0	(0.3)	3.7	3.5	0.2
Large loss prior accident year reserve development	0.5	0.4	0.1	1.2	0.8	0.4
Total large loss ratio	5.6	5.5	0.1	5.6	4.8	0.8
Losses incurred but not reported	9.6	(1.1)	10.7	7.6	1.3	6.3
Other losses excluding catastrophe losses	29.2	41.6	(12.4)	32.4	40.2	(7.8)
Catastrophe losses	16.1	9.7	6.4	12.5	7.7	4.8
Total loss ratio	60.5%	55.7%	4.8	58.1%	54.0%	4.1

We believe the inherent variability of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the variability in addition to general inflationary trends in loss costs. Our analysis continues to indicate no unexpected concentration of large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The second-quarter 2020 property casualty total large losses incurred of $79 million, net of reinsurance, were slightly lower than the $80 million quarterly average during full-year 2019 but higher than the $72 million experienced for the second quarter of 2019. The ratio for these large losses was 0.1 percentage points higher compared with last year's second quarter. The second-quarter 2020 amount of total large losses incurred contributed to the increase in the six-month 2020 total large loss ratio, compared with 2019, in addition to a first-quarter 2020 ratio that was 1.4 points higher than the first quarter of 2019. We believe results for the three- and six-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million. Losses by size are discussed in further detail in results of operations by property casualty insurance segment.
FINANCIAL RESULTS
Consolidated results reflect the operating results of each of our five segments along with the parent company, Cincinnati Re, Cincinnati Global and other activities reported as "Other." The five segments are:
•Commercial lines insurance
•Personal lines insurance
•Excess and surplus lines insurance
•Life insurance
•Investments

Cincinnati Financial Corporation Second-Quarter 2020 10-Q

COMMERCIAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change
Earned premiums	$870	$823	6	$1,733	$1,633	6
Fee revenues	1	1	0	2	2	0
Total revenues	871	824	6	1,735	1,635	6
Loss and loss expenses from:
Current accident year before catastrophe losses	514	504	2	1,040	1,014	3
Current accident year catastrophe losses	127	104	22	215	137	57
Prior accident years before catastrophe losses	(39)	(50)	22	(42)	(106)	60
Prior accident years catastrophe losses	(6)	(8)	25	(9)	(14)	36
Loss and loss expenses	596	550	8	1,204	1,031	17
Underwriting expenses	267	262	2	543	516	5
Underwriting profit (loss)	$8	$12	(33)	$(12)	$88	nm

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	58.9%	61.2%	(2.3)	60.0%	62.1%	(2.1)
Current accident year catastrophe losses	14.6	12.7	1.9	12.4	8.4	4.0
Prior accident years before catastrophe losses	(4.5)	(6.1)	1.6	(2.4)	(6.5)	4.1
Prior accident years catastrophe losses	(0.6)	(1.0)	0.4	(0.5)	(0.9)	0.4
Loss and loss expenses	68.4	66.8	1.6	69.5	63.1	6.4
Underwriting expenses	30.7	31.8	(1.1)	31.3	31.6	(0.3)
Combined ratio	99.1%	98.6%	0.5	100.8%	94.7%	6.1

Combined ratio	99.1%	98.6%	0.5	100.8%	94.7%	6.1
Contribution from catastrophe losses and prior years reserve development	9.5	5.6	3.9	9.5	1.0	8.5
Combined ratio before catastrophe losses and prior years reserve development	89.6%	93.0%	(3.4)	91.3%	93.7%	(2.4)

Overview
While earned premiums increased 6% for both the second quarter and first six months of 2020, the COVID-19 pandemic slowed the pace of net written premium growth for our commercial lines insurance segment. Net written premiums grew 3% during second-quarter 2020 and 6% on a six-month basis, compared with the same periods a year ago. The rate of growth for each major line of business was less for the second quarter, compared with the first quarter of 2020, including commercial property down slightly while commercial casualty, commercial auto and workers' compensation each slowed by 6 percentage points or more. New business and renewal premium growth could continue to slow if the basis for policy premiums, such as sales and payrolls of businesses we insure, decrease as a result of a weakened economy. We are not able to determine other effects of the pandemic on future periods.

Loss experience for our insurance operations is influenced by many factors, and reinsurance such as our property catastrophe reinsurance treaty helps protect against catastrophic events. Reinsurance is discussed in our 2019 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, 2020 Reinsurance Ceded Programs, Page 109. Aggregation of losses into one event, sometimes referred to as an hours clause, varies by peril. For example, the general provision in our property catastrophe treaty is 168 hours, but it is 120 hours for a wind event and 96 hours for a riot or civil commotion event.

The ratio for accident year 2020 loss and loss expenses before catastrophe losses for our commercial lines insurance segment, measured as of June 30, improved by 2.1 percentage points in the first six months of 2020. The improvement was driven by our commercial casualty and commercial auto lines of business, while commercial property improved by less than 1 point and workers' compensation increased by 3.0 points. During the second quarter of 2020, we incurred approximately $19 million for legal expenses in defense of business interruption claims
Cincinnati Financial Corporation Second-Quarter 2020 10-Q

for our commercial property line of business, related to the pandemic. The unfavorable change for workers' compensation reflected average percentage price changes that have decreased in the mid-single-digit range for several quarters. For future periods, factors that reduce exposure to certain insurance losses, such as fewer vehicular miles driven or reduced sales and payrolls for businesses, could cause a reduction in future losses that generally correspond to reduced premiums. However, there could be losses or legal expenses that occur independent of changes in mileage, sales or payrolls of businesses we insure. We are not able to determine premium or loss effects for future periods.

Performance highlights for the commercial lines segment include:
•Premiums – Earned premiums and net written premiums for the commercial lines segment rose during the second quarter and first six months of 2020, compared with the same periods a year ago, primarily due to renewal written premium growth that continued to include higher average pricing. The table below analyzes the primary components of premiums. We continue to use predictive analytics tools to improve pricing precision and segmentation while leveraging our local relationships with agents through the efforts of our teams that work closely with them. We seek to maintain appropriate pricing discipline for both new and renewal business as our agents and underwriters assess account quality to make careful decisions on a case-by-case basis whether to write or renew a policy.
Agency renewal written premiums increased by 4% during both the second quarter and first six months of 2020, compared with the same periods of 2019. During the second quarter of 2020, our overall standard commercial lines policies averaged estimated renewal price increases at percentages near the low end of the mid-single-digit range. We continue to segment commercial lines policies, emphasizing identification and retention of policies we believe have relatively stronger pricing. Conversely, we have been seeking stricter renewal terms and conditions on policies we believe have relatively weaker pricing, thus retaining fewer of those policies. We measure average changes in commercial lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for the respective policies.
Our average overall commercial lines renewal pricing change includes the impact of flat pricing for certain coverages within package policies written for a three-year term that were in force but did not expire during the period being measured. Therefore, our reported change in average commercial lines renewal pricing reflects a blend of three-year policies that did not expire and other policies that did expire during the measurement period. For commercial lines policies that did expire and were then renewed during the second quarter of 2020, we estimate that our average percentage price increase for commercial auto was near the low end of the high-single-digit range. The estimated average percentage price change for our commercial property line of business was an increase in the mid-single-digit range and for commercial casualty it was also an increase in the mid-single-digit range, improved compared with 2019. The estimated average percentage price change for workers' compensation was a decrease in the mid-single-digit range.
Renewal premiums for certain policies, primarily our commercial casualty and workers' compensation lines of business, include the results of policy audits that adjust initial premium amounts based on differences between estimated and actual sales or payroll related to a specific policy. Audits completed during the first six months of 2020 contributed $32 million to net written premiums.
New business written premiums for commercial lines decreased by $3 million for the second quarter, but increased $31 million during the first six months of 2020, compared with the same periods of 2019. The six-month increase reflected a higher level of submissions from our agents requesting our quote for prospective policyholders. During the first half of the second quarter, submission volume was less than a year ago, but during the quarter's second half it was more than last year, as government restrictions eased and businesses reopened. Trend analysis for year-over-year comparisons of individual quarters is more difficult to assess for commercial lines new business written premiums, due to inherent variability. That variability is often driven by larger policies with annual premiums greater than $100,000.
Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. For our commercial lines insurance segment, decreased ceded premiums increased net written premiums by $3 million and $2 million for the second quarter and first six months of 2020, compared with the same periods of 2019.

Cincinnati Financial Corporation Second-Quarter 2020 10-Q

Commercial Lines Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change
Agency renewal written premiums	$794	$767	4	$1,636	$1,566	4
Agency new business written premiums	134	137	(2)	288	257	12
Other written premiums	(20)	(25)	20	(44)	(48)	8
Net written premiums	908	879	3	1,880	1,775	6
Unearned premium change	(38)	(56)	32	(147)	(142)	(4)
Earned premiums	$870	$823	6	$1,733	$1,633	6

•Combined ratio – The commercial lines second-quarter 2020 combined ratio increased by 0.5 percentage points, compared with the same period a year ago, including an increase of 2.3 points in losses from catastrophes. For the first six months of 2020, the combined ratio increased by 6.1 percentage points, compared with the same period a year ago, in part due to an increase of 4.4 points in losses from catastrophes. Underwriting results for both periods included better loss experience for the current accident year but a lower level of favorable reserve development on prior accident years.
The current accident year loss and loss expenses before catastrophe losses ratio for commercial lines improved in the first six months of 2020. That 60.0% ratio was 2.1 percentage points lower, compared with the 62.1% accident year 2019 ratio measured as of June 30, 2019, including an increase of 0.7 percentage points in the ratio for large losses of $1 million or more per claim, discussed below.
Catastrophe losses and loss expenses accounted for 14.0 and 11.9 percentage points of the combined ratio for the second quarter and first six months of 2020, compared with 11.7 and 7.5 percentage points for the same periods a year ago. Through 2019, the 10-year annual average for that catastrophe measure for the commercial lines segment was 5.2 percentage points, and the five-year annual average was 5.5 percentage points.
The net effect of reserve development on prior accident years during the second quarter and first six months of 2020 was favorable for commercial lines overall by $45 million and $51 million, compared with $58 million and $120 million for the same periods in 2019. For the first six months of 2020, our commercial casualty and workers' compensation lines of business accounted for nearly all of the commercial lines net favorable reserve development on prior accident years, each representing approximately half of the total. The net favorable reserve development recognized during the first six months of 2020 for our commercial lines insurance segment was primarily for accident years 2019 and 2018 and was primarily due to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2019 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 56.
The commercial lines underwriting expense ratio decreased for the second quarter and first six months of 2020, compared with the same period a year ago, largely due to ongoing expense management efforts and higher earned premiums.

Cincinnati Financial Corporation Second-Quarter 2020 10-Q

Commercial Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change
Current accident year losses greater than $5 million	$19	$14	36	$19	$14	36
Current accident year losses $1 million - $5 million	45	41	10	81	68	19
Large loss prior accident year reserve development	5	3	67	27	16	69
Total large losses incurred	69	58	19	127	98	30
Losses incurred but not reported	72	(7)	nm	130	36	261
Other losses excluding catastrophe losses	233	320	(27)	531	605	(12)
Catastrophe losses	119	94	27	201	119	69
Total losses incurred	$493	$465	6	$989	$858	15

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	2.2%	1.7%	0.5	1.1%	0.9%	0.2
Current accident year losses $1 million - $5 million	5.1	5.0	0.1	4.6	4.1	0.5
Large loss prior accident year reserve development	0.6	0.4	0.2	1.6	1.0	0.6
Total large loss ratio	7.9	7.1	0.8	7.3	6.0	1.3
Losses incurred but not reported	8.3	(0.9)	9.2	7.5	2.2	5.3
Other losses excluding catastrophe losses	26.8	38.9	(12.1)	30.7	37.0	(6.3)
Catastrophe losses	13.6	11.4	2.2	11.6	7.3	4.3
Total loss ratio	56.6%	56.5%	0.1	57.1%	52.5%	4.6

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The second-quarter 2020 commercial lines total large losses incurred of $69 million, net of reinsurance, were higher than the quarterly average of $65 million during full-year 2019 and higher than the $58 million of total large losses incurred for the second quarter of 2019. The increase in commercial lines large losses for the first six months of 2020 was primarily due to our commercial property and commercial casualty lines of business. The second-quarter 2020 ratio for commercial lines total large losses was 0.8 percentage points higher than last year's second-quarter ratio. The second-quarter 2020 amount of total large losses incurred contributed to the increase in the six-month 2020 total large loss ratio, compared with 2019, in addition to a first-quarter 2020 ratio that was 1.8 points higher than the first quarter of 2019. We believe results for the three- and six-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation Second-Quarter 2020 10-Q

PERSONAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change
Earned premiums	$364	$348	5	$723	$692	4
Fee revenues	1	1	0	2	2	0
Total revenues	365	349	5	725	694	4
Loss and loss expenses from:
Current accident year before catastrophe losses	194	216	(10)	410	425	(4)
Current accident year catastrophe losses	92	38	142	135	76	78
Prior accident years before catastrophe losses	—	(11)	nm	(23)	(16)	(44)
Prior accident years catastrophe losses	—	(3)	nm	(5)	5	nm
Loss and loss expenses	286	240	19	517	490	6
Underwriting expenses	122	104	17	230	203	13
Underwriting profit (loss)	$(43)	$5	nm	$(22)	$1	nm

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	53.8%	62.1%	(8.3)	56.9%	61.4%	(4.5)
Current accident year catastrophe losses	25.3	11.0	14.3	18.7	10.9	7.8
Prior accident years before catastrophe losses	0.0	(3.2)	3.2	(3.2)	(2.3)	(0.9)
Prior accident years catastrophe losses	(0.2)	(1.0)	0.8	(0.8)	0.7	(1.5)
Loss and loss expenses	78.9	68.9	10.0	71.6	70.7	0.9
Underwriting expenses	33.4	30.0	3.4	31.8	29.4	2.4
Combined ratio	112.3%	98.9%	13.4	103.4%	100.1%	3.3

Combined ratio	112.3%	98.9%	13.4	103.4%	100.1%	3.3
Contribution from catastrophe losses and prior years reserve development	25.1	6.8	18.3	14.7	9.3	5.4
Combined ratio before catastrophe losses and prior years reserve development	87.2%	92.1%	(4.9)	88.7%	90.8%	(2.1)

Overview
The COVID-19 pandemic did not have a significant effect on our personal lines insurance segment premiums for the second quarter or first six months of 2020. Net written premiums grew 5% during second-quarter 2020, following growth of 3% for the first quarter of 2020 and 4% for full-year 2019. For the first six months of 2020, net written premiums grew 4%, compared with 5% for the first half of 2019. New business written premiums are largely driven by submissions from agents for us to quote premiums for policies. During the first half of the second quarter, submission volume was less than a year ago, but during the quarter's second half it was more than last year, as stay-at-home restrictions eased. Early in the second quarter of 2020, we announced a 15% policyholder credit applied to each personal auto policy for the months of April and May, resulting in approximately $16 million of underwriting expense that added 4.2 percentage points to the second-quarter personal lines underwriting expense ratio. We are not able to determine other effects of the pandemic on future periods.

Loss experience for our insurance operations is influenced by many factors. During the second quarter of 2020, loss experience for our personal auto line of business improved, largely due to a reduction in personal auto reported claims as a result of reduced driving related to the pandemic. Because of factors that reduce exposure to certain insurance losses, there could be a reduction in future losses that generally corresponds to reduced premiums. However, there could be losses or legal expenses that occur independent of changes in miles driven for autos we insure. We are not able to determine premium or loss effects for future periods.

Cincinnati Financial Corporation Second-Quarter 2020 10-Q

Performance highlights for the personal lines segment include:
•Premiums – Personal lines earned premiums and net written premiums continued to grow during the second quarter and first six months of 2020, driven by increases in agency renewal written premiums reflecting higher average pricing. Personal lines net written premiums from high net worth policies totaled approximately $144 million and $246 million for the second quarter and first six months of 2020, compared with $116 million and $193 million for the same periods of 2019. The table below analyzes the primary components of premiums.
Agency renewal written premiums increased 6% for the second quarter of 2020, and 5% for the first six months of the year, largely due to rate increases in select states. We estimate that premium rates for our personal auto line of business increased at average percentages in the mid-single-digit range during the first six months of 2020. For our homeowner line of business, we estimate that premium rates for the first six months of 2020 increased at average percentages in the mid-single-digit range, higher than in 2019. For both our personal auto and homeowner lines of business, some individual policies experienced lower or higher rate changes based on each risk's specific characteristics and enhanced pricing precision enabled by predictive models.
Personal lines new business written premiums decreased 6% during the second quarter and 5% during the first six months of 2020, compared with the same periods of 2019. In addition to effects of underwriting and pricing discipline in recent quarters, particularly in select states, the volume of new business submissions from agents for us to quote premiums for policies slowed further during the first half of the second quarter. In the second half of the second quarter, volume increased compared with the same period a year ago.
Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. For our personal lines insurance segment, a decrease in ceded premiums increased net written premiums by $2 million and $1 million for the second quarter and first six months of 2020, compared with the same periods of 2019.
We continue to implement strategies discussed in our 2019 Annual Report on Form 10-K, Item 1, Strategic Initiatives, Page 15, to enhance our responsiveness to marketplace changes and to help achieve our long-term objectives for personal lines growth and profitability. These strategies include initiatives to more profitably underwrite homeowner policies.
Personal Lines Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change
Agency renewal written premiums	$387	$365	6	$681	$647	5
Agency new business written premiums	44	47	(6)	78	82	(5)
Other written premiums	(8)	(10)	20	(17)	(18)	6
Net written premiums	423	402	5	742	711	4
Unearned premium change	(59)	(54)	(9)	(19)	(19)	0
Earned premiums	$364	$348	5	$723	$692	4

•Combined ratio – Our personal lines combined ratio increased by 13.4 percentage points for the second quarter of 2020, and 3.3 points for the six-month period, compared with the same periods a year ago. Offsetting improved experience in the ratios for current accident year loss and loss expenses before catastrophe losses, the catastrophe loss ratio rose by 15.1 percentage points for the second quarter and 6.3 points for the first half of 2020.
The current accident year loss and loss expenses before catastrophe losses ratio for personal lines improved in the first six months of 2020. That 56.9% ratio was 4.5 percentage points lower, compared with the 61.4% accident year 2019 ratio measured as of June 30, 2019, including an increase of 0.1 percentage points in the ratio for large losses of $1 million or more per claim, discussed below.
Catastrophe losses and loss expenses accounted for 25.1 and 17.9 percentage points of the combined ratio for the second quarter and first six months of 2020, compared with 10.0 and 11.6 percentage points for the same periods of last year. The 10-year annual average catastrophe loss ratio for the personal lines segment through 2019 was 10.4 percentage points, and the five-year annual average was 9.3 percentage points.
Cincinnati Financial Corporation Second-Quarter 2020 10-Q

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
The net effect of reserve development on prior accident years during the second quarter and first six months of 2020 was favorable for personal lines overall by less than $1 million and $28 million, respectively, compared with $14 million and $11 million for the same periods of 2019. Our personal auto and homeowner lines of business were the largest contributors to the personal lines net favorable reserve development on prior accident years for the first six months of 2020. The net favorable reserve development was primarily due to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2019 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 56.
The underwriting expense ratio increased for the second quarter and first six months of 2020, compared with the same periods a year ago, largely due to the 15% policyholder credit applied to each personal auto policy for the months of April and May 2020. The ratio also reflects ongoing expense management efforts and higher earned premiums.
Personal Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change
Current accident year losses greater than $5 million	$—	$—	nm	$—	$—	nm
Current accident year losses $1 million - $5 million	8	10	(20)	20	19	5
Large loss prior accident year reserve development	2	1	100	7	3	133
Total large losses incurred	10	11	(9)	27	22	23
Losses incurred but not reported	41	(4)	nm	65	—	nm
Other losses excluding catastrophe losses	105	167	(37)	232	330	(30)
Catastrophe losses	89	34	162	127	79	61
Total losses incurred	$245	$208	18	$451	$431	5

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	—%	—%	0.0	—%	—%	0.0
Current accident year losses $1 million - $5 million	2.3	2.8	(0.5)	2.9	2.8	0.1
Large loss prior accident year reserve development	0.5	0.3	0.2	0.9	0.4	0.5
Total large loss ratio	2.8	3.1	(0.3)	3.8	3.2	0.6
Losses incurred but not reported	11.3	(1.1)	12.4	8.9	(0.1)	9.0
Other losses excluding catastrophe losses	28.8	48.0	(19.2)	32.2	47.8	(15.6)
Catastrophe losses	24.6	9.7	14.9	17.5	11.4	6.1
Total loss ratio	67.5%	59.7%	7.8	62.4%	62.3%	0.1

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the second quarter of 2020, the personal lines total large loss ratio, net of reinsurance, was 0.3 percentage points lower than last year's second quarter. The increase in personal lines large losses for the first six months of 2020 occurred primarily for umbrella coverage in our other personal line of business. The second-quarter 2020 amount of total large losses incurred favorably contributed to the increase in the six-month 2020 total large loss ratio, compared with 2019, as it partially offset a first-quarter 2020 ratio that was 1.4 points higher than the first quarter of 2019. We believe results for the three- and six-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation Second-Quarter 2020 10-Q

EXCESS AND SURPLUS LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change
Earned premiums	$78	$67	16	$156	$130	20
Fee revenues	—	—	0	1	1	0
Total revenues	78	67	16	157	131	20

Loss and loss expenses from:
Current accident year before catastrophe losses	46	34	35	90	69	30
Current accident year catastrophe losses	3	—	nm	3	—	nm
Prior accident years before catastrophe losses	8	(5)	nm	9	(7)	nm
Prior accident years catastrophe losses	—	—	0	—	—	0
Loss and loss expenses	57	29	97	102	62	65
Underwriting expenses	22	21	5	47	41	15
Underwriting profit (loss)	$(1)	$17	nm	$8	$28	(71)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	59.0%	50.8%	8.2	57.4%	53.1%	4.3
Current accident year catastrophe losses	3.6	0.7	2.9	2.0	0.5	1.5
Prior accident years before catastrophe losses	11.2	(6.2)	17.4	5.9	(5.2)	11.1
Prior accident years catastrophe losses	(0.2)	(0.2)	0.0	0.2	(0.1)	0.3
Loss and loss expenses	73.6	45.1	28.5	65.5	48.3	17.2
Underwriting expenses	28.4	31.0	(2.6)	30.0	31.4	(1.4)
Combined ratio	102.0%	76.1%	25.9	95.5%	79.7%	15.8

Combined ratio	102.0%	76.1%	25.9	95.5%	79.7%	15.8
Contribution from catastrophe losses and prior years reserve development	14.6	(5.7)	20.3	8.1	(4.8)	12.9
Combined ratio before catastrophe losses and prior years reserve development	87.4%	81.8%	5.6	87.4%	84.5%	2.9

Overview
The COVID-19 pandemic did not have a significant effect on our excess and surplus lines insurance segment premiums during the second quarter or first six months of 2020. For most of the six-month period, we experienced a higher level of submissions from our agents requesting our quote for prospective policyholders, compared with the same period of 2019. During the first half of the second quarter, submission volume was less than a year ago, but during the quarter's second half it was more than last year, as government restrictions eased and businesses reopened. We are not able to determine other effects of the pandemic on future periods.

Loss experience for our insurance operations is influenced by many factors. We have not determined any material effect on our loss experience for the second quarter or first six months of 2020 as a result of the pandemic. Because of factors that reduce exposure to certain insurance losses, such as reduced sales for businesses, there could be a reduction in future losses that generally corresponds to reduced premiums. However, there could be losses or legal expenses that occur independent of changes in sales of businesses we insure. We are not able to determine premium or loss effects for future periods.

Performance highlights for the excess and surplus lines segment include:
•Premiums – Excess and surplus lines net written premiums continued to grow during the second quarter and first six months of 2020, compared with the same periods a year ago, primarily due to an increase in agency renewal written premiums. Renewal written premiums rose 21% for the six months ended June 30, 2020, compared with the same period of 2019, reflecting the opportunity to renew many accounts for the first time, as well as higher renewal pricing. For the first six months of 2020, excess and surplus lines policy renewals experienced estimated average price increases at percentages in the mid-single-digit range. We measure
Cincinnati Financial Corporation Second-Quarter 2020 10-Q

average changes in excess and surplus lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies.
New business written premiums produced by agencies increased by $4 million and $5 million for the second quarter and first six months 2020, compared with the same periods of 2019, as we continued to carefully underwrite each policy in a highly competitive market. Some of what we report as new business came from accounts that were not new to our agents. We believe our agents' seasoned accounts tend to be priced more accurately than business that may be less familiar to them.
Excess and Surplus Lines Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change
Agency renewal written premiums	$63	$54	17	$125	$103	21
Agency new business written premiums	32	28	14	59	54	9
Other written premiums	(4)	(4)	0	(8)	(8)	0
Net written premiums	91	78	17	176	149	18
Unearned premium change	(13)	(11)	(18)	(20)	(19)	(5)
Earned premiums	$78	$67	16	$156	$130	20

•Combined ratio – The excess and surplus lines combined ratio increased by 25.9 and 15.8 percentage points for the second quarter and first six months of 2020, compared with the same periods of 2019. The increase was largely due to less favorable reserve development on prior accident years, while the current accident year result also increased. Those increases reflect more prudent reserving, as claims on average are remaining open longer than previously expected. The IBNR portion of the total loss and loss expense ratio before catastrophe losses was 14.6 percentage points higher for the first six months of 2020, compared with the same period a year ago, while both the paid and case incurred portions were approximately 1 point higher.
The current accident year loss and loss expenses before catastrophe losses ratio for excess and surplus lines increased in the first six months of 2020. That 57.4% ratio was 4.3 percentage points higher, compared with the 53.1% accident year 2019 ratio measured as of June 30, 2019, including a decrease of 1.1 percentage points in the ratio for large losses of $1 million or more per claim, discussed below. The paid portion of the 4.3 percentage point increase was up 0.2 points, the case incurred portion was down 3.7 points and the IBNR portion was up 8.0 points.
Excess and surplus lines net reserve development on prior accident years, as a ratio to earned premiums, was an unfavorable 11.0% and 6.1% for the second quarter and first six months of 2020, compared with favorable net reserve development of 6.4% and 5.3% for the same periods of 2019. The $9 million of net unfavorable reserve development recognized during the first six months of 2020 included $11 million for accident years prior to 2017, as claims on average are remaining open longer than previously expected. Reserve estimates are inherently uncertain as described in our 2019 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 56.
The excess and surplus lines underwriting expense ratio for the second quarter and first six months of 2020 decreased, compared with the same periods of 2019, reflecting a lower level of profit-sharing commissions for agencies in addition to higher earned premiums and ongoing expense management efforts.

Cincinnati Financial Corporation Second-Quarter 2020 10-Q

Excess and Surplus Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change
Current accident year losses greater than $5 million	$—	$—	nm	$—	$—	nm
Current accident year losses $1 million - $5 million	—	2	(100)	2	3	(33)
Large loss prior accident year reserve development	—	1	(100)	(1)	2	nm
Total large losses incurred	—	3	(100)	1	5	(80)
Losses incurred but not reported	21	(3)	nm	18	(3)	nm
Other losses excluding catastrophe losses	20	18	11	50	36	39
Catastrophe losses	3	—	nm	3	1	200
Total losses incurred	$44	$18	144	$72	$39	85

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	—%	—%	0.0	—%	—%	0.0
Current accident year losses $1 million - $5 million	—	3.0	(3.0)	1.3	2.4	(1.1)
Large loss prior accident year reserve development	0.1	1.5	(1.4)	(0.7)	1.3	(2.0)
Total large loss ratio	0.1	4.5	(4.4)	0.6	3.7	(3.1)
Losses incurred but not reported	27.2	(4.5)	31.7	11.3	(1.9)	13.2
Other losses excluding catastrophe losses	25.8	26.7	(0.9)	31.9	27.9	4.0
Catastrophe losses	3.3	0.5	2.8	2.1	0.3	1.8
Total loss ratio	56.4%	27.2%	29.2	45.9%	30.0%	15.9

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the second quarter of 2020, the excess and surplus lines total ratio for large losses, net of reinsurance, was 4.4 percentage points lower than last year's second quarter. The second-quarter 2020 amount of total large losses incurred contributed to the decrease in the six-month 2020 total large loss ratio, compared with 2019, in addition to a first-quarter 2020 ratio that was 1.7 points lower than the first quarter of 2019. We believe results for the three- and six-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation Second-Quarter 2020 10-Q

LIFE INSURANCE RESULTS

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change
Earned premiums	$79	$67	18	$146	$133	10
Fee revenues	1	1	0	1	2	(50)
Total revenues	80	68	18	147	135	9
Contract holders' benefits incurred	79	73	8	152	143	6
Investment interest credited to contract holders	(25)	(25)	0	(51)	(49)	(4)
Underwriting expenses incurred	25	22	14	43	44	(2)
Total benefits and expenses	79	70	13	144	138	4
Life insurance segment profit (loss)	$1	$(2)	nm	$3	$(3)	nm

Overview
The COVID-19 pandemic did not have a significant effect on our life insurance segment earned premiums, benefits or expenses for the first six months of 2020. However, higher rates of unemployment related to the pandemic could meaningfully decrease premiums of our life insurance products and cause an increase in policy surrender activity in future periods. Specifically, growth in worksite premiums, which originate from enrollments at the workplace, slowed to a small extent in the second quarter of 2020, and could continue to slow in the future, due to curtailed enrollment activity. We are not able to determine other premium, benefit or expense effects for future periods. It is also possible we may experience higher than projected future death claims due to the pandemic.

Performance highlights for the life insurance segment include:
•Revenues – Revenues increased for the six months ended June 30, 2020, compared with the same period a year ago, with higher earned premiums from term life insurance, our largest life insurance product line, the largest contributor to the increase.
Net in-force life insurance policy face amounts increased to $72.188 billion at June 30, 2020, from $69.984 billion at year-end 2019.
Fixed annuity deposits received for the three and six months ended June 30, 2020, were $13 million and $24 million, compared with $13 million and $20 million for the same periods of 2019. Fixed annuity deposits have a minimal impact to earned premiums because deposits received are initially recorded as liabilities. Profit is earned over time by way of interest-rate spreads. We do not write variable or equity-indexed annuities.
Life Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change
Term life insurance	$51	$47	9	$98	$92	7
Universal life insurance	16	10	60	24	20	20
Other life insurance and annuity products	12	10	20	24	21	14
Net earned premiums	$79	$67	18	$146	$133	10

•Profitability – Our life insurance segment typically reports a small profit or loss on a GAAP basis because profits from investment income spreads are included in our investment segment results. We include only investment income credited to contract holders (including interest assumed in life insurance policy reserve calculations) in our life insurance segment results. A profit of $3 million for our life insurance segment in the first six months of 2020, compared with a loss of $3 million for the same period of 2019, was primarily due to higher earned premiums and improved mortality results, partially offset by the less favorable effects of the unlocking of interest rate and other actuarial assumptions.
Cincinnati Financial Corporation Second-Quarter 2020 10-Q

Life insurance segment benefits and expenses consist principally of contract holders' (policyholders') benefits incurred related to traditional life and interest-sensitive products and operating expenses incurred, net of deferred acquisition costs. Total benefits increased in the first six months of 2020. Life policy and investment contract reserves increased with continued growth in net in-force life insurance policy face amounts and less favorable effects of the unlocking of interest rate and other actuarial assumptions. Mortality results decreased, compared with the same period of 2019, and were below our 2020 projections.
Underwriting expenses for the first six months of 2020 decreased compared with the same period a year ago, largely due to lower commission and general insurance expense levels compared to the same period of 2019.
We recognize that assets under management, capital appreciation and investment income are integral to evaluating the success of the life insurance segment because of the long duration of life products. On a basis that includes investment income and investment gains or losses from life-insurance-related invested assets, the life insurance company reported net income of $12 million for the second quarter of 2020 and net loss of $1 million for the six months ended June 30, 2020, compared with net income of $8 million and $18 million for the same periods of 2019. The life insurance company portfolio had a net after-tax investment gain of less than $1 million for the second quarter of 2020 and a net after-tax investment loss of $25 million for the six months ended June 30, 2020, compared with net after-tax investment losses of less than $1 million and $1 million for the three and six months ended June 30, 2019. The increased after-tax investment losses for the six months ended June 30, 2020, were due to impairments of fixed-maturity securities.

INVESTMENTS RESULTS
Overview
The investments segment contributes investment income and investment gains and losses to results of operations. Investments traditionally are our primary source of pretax and after-tax profits. During the first six months of 2020, the COVID-19 pandemic and related economic effects caused volatility in fair values of securities discussed below in Total Investment Gains and Losses. Our fixed-maturity and equity portfolios experienced a decrease in valuation during the first quarter of 2020, in large part due to the volatility and economic uncertainty caused by the coronavirus outbreak that affected various sectors of our portfolio. During the first quarter of 2020, already low oil prices and the sudden demand drop in related products due to governmental actions, such as shelter-in-place orders, contributed to the energy sector accounting for most of the write-downs of impaired securities in the tables below. During second-quarter 2020, valuation increased for a significant portion of our fixed-maturity and equity portfolios.
Investment Income
Pretax investment income grew 4% for both the second quarter and the first six months of 2020, compared with the same periods of 2019. Interest income increased by $3 million and $4 million for the three and six months ended June 30, 2020, as net purchases of fixed-maturity securities in recent quarters generally offset the continuing effects of the low interest rate environment. Higher dividend income reflected rising dividend rates and net purchases of equity securities in recent quarters, helping dividend income to grow by $3 million and $10 million for the three and six months ended June 30, 2020.

Investments Results

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change
Total investment income, net of expenses	$166	$160	4	$331	$317	4
Investment interest credited to contract holders	(25)	(25)	—	(51)	(49)	(4)
Investment gains and losses, net	1,060	364	191	(665)	1,027	nm
Investments profit (loss), pretax	$1,201	$499	141	$(385)	$1,295	nm

Cincinnati Financial Corporation Second-Quarter 2020 10-Q

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

(Dollars in millions)	% Yield	Principal redemptions
At June 30, 2020
Fixed-maturity pretax yield profile:
Expected to mature during the remainder of 2020	4.56%	$287
Expected to mature during 2021	4.36	852
Expected to mature during 2022	4.09	911
Average yield and total expected maturities from the remainder of 2020 through 2022	4.27	$2,050

The table below shows the average pretax yield-to-amortized cost for fixed-maturity securities acquired during the periods indicated. The average yield for total fixed-maturity securities acquired during the six months of 2020 was higher than the 4.10% average yield-to-amortized cost of the fixed-maturity securities portfolio at the end of 2019. Our fixed-maturity portfolio's average yield of 4.06% for the first six months of 2020, from the investment income table below, was lower than that yield for the year-end 2019 fixed-maturities portfolio.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Average pretax yield-to-amortized cost on new fixed-maturities:
Acquired taxable fixed-maturities	4.81%	4.56%	4.38%	4.70%
Acquired tax-exempt fixed-maturities	2.86	3.13	2.91	3.22
Average total fixed-maturities acquired	4.40	4.14	4.22	4.36

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

Cincinnati Financial Corporation Second-Quarter 2020 10-Q

The table below provides details about investment income. Average yields in this table are based on the average invested asset and cash amounts indicated in the table, using fixed-maturity securities valued at amortized cost and all other securities at fair value.

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change
Investment income:
Interest	$114	$111	3	$226	$222	2
Dividends	53	50	6	106	96	10
Other	2	2	0	5	5	0
Less investment expenses	3	3	0	6	6	0
Investment income, pretax	166	160	4	331	317	4
Less income taxes	25	25	0	51	49	4
Total investment income, after-tax	$141	$135	4	$280	$268	4

Investment returns:
Average invested assets plus cash and cash equivalents	$18,759	$18,648		$19,672	$18,194
Average yield pretax	3.54%	3.43%		3.37%	3.48%
Average yield after-tax	3.01	2.90		2.85	2.95
Effective tax rate	15.6	15.6		15.5	15.6

Fixed-maturity returns:
Average amortized cost	$11,107	$10,783		$11,124	$10,738
Average yield pretax	4.11%	4.12%		4.06%	4.13%
Average yield after-tax	3.42	3.43		3.39	3.45
Effective tax rate	16.7	16.6		16.6	16.6

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

Cincinnati Financial Corporation Second-Quarter 2020 10-Q

The table below summarizes total investment gains and losses, before taxes.

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Investment gains and losses:
Equity securities:
Investment gains and losses on securities sold, net	$24	$11	$17	$23
Unrealized gains and losses on securities still held, net	1,044	355	(602)	999
Subtotal	1,068	366	(585)	1,022
Fixed maturities:
Gross realized gains	3	1	5	3
Gross realized losses	(3)	(2)	(3)	(2)
Write-down of impaired securities	—	—	(77)	—
Subtotal	—	(1)	(75)	1
Other	(8)	(1)	(5)	4
Total investment gains and losses reported in net income	1,060	364	(665)	1,027
Change in unrealized investment gains and losses:
Fixed maturities	506	200	182	442
Total	$1,566	$564	$(483)	$1,469

Of the 4,010 fixed-maturity securities in the portfolio, five securities were trading below 70% of amortized cost at June 30, 2020, with a fair value of $7 million and an unrealized loss of $3 million. Our asset impairment committee regularly monitors the portfolio, including a quarterly review of the entire portfolio for potential credit losses, resulting in charges disclosed in the table below. We believe that if liquidity in the markets were to significantly deteriorate or economic conditions were to significantly weaken, we could experience declines in portfolio values and possibly increases in the allowance for credit losses or write-downs to fair value.

The table below provides additional details for write-downs of impaired securities or OTTI charges. We had no allowance for credit losses for the first six months of 2020.

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Fixed maturities:
Energy	$—	$—	$62	$—
Real Estate	—	—	13	—
Consumer Goods	—	—	1	—
Technology & Electronics	—	—	1	—
Total fixed maturities	$—	$—	$77	$—

Cincinnati Financial Corporation Second-Quarter 2020 10-Q

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

Total revenues for the first six months of 2020 for our Other operations increased, compared with the same period of 2019, primarily due to earned premiums from Cincinnati Re and Cincinnati Global, with increases of $33 million and $18 million, respectively. Total expenses for Other increased for the first six months of 2020, primarily due to more losses and loss expenses from Cincinnati Re and Cincinnati Global.

Other loss in the table below represents losses before income taxes. For both periods shown, Other loss resulted largely from interest expense from debt of the parent company.

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change
Interest and fees on loans and leases	$2	$1	100	$3	$3	0
Earned premiums	91	79	15	180	129	40
Other revenues	1	1	0	2	1	100
Total revenues	94	81	16	185	133	39
Interest expense	14	13	8	27	26	4
Loss and loss expenses	68	44	55	114	70	63
Underwriting expenses	28	21	33	57	37	54
Operating expenses	5	4	25	10	12	(17)
Total expenses	115	82	40	208	145	43
Total other loss	$(21)	$(1)	nm	$(23)	$(12)	(92)

TAXES
We had $236 million of income tax expense and $114 million of income tax benefit for the three and six months ended June 30, 2020, compared with $102 million and $274 million of income tax expense for the same periods of 2019. The effective tax rate for the three and six months ended June 30, 2020, was 20.6% and 26.5% compared with 19.2% and 19.6% for the same periods last year. The change in our effective tax rate between periods was primarily due to large net investment losses included in income for 2020 versus net investment gains included in income for the prior-year period as well as changes in underwriting income.

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

Cincinnati Financial Corporation Second-Quarter 2020 10-Q

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2020, shareholders' equity was $9.258 billion, compared with $9.864 billion at December 31, 2019. Total debt was $910 million at June 30, 2020, up $83 million from December 31, 2019. At June 30, 2020, cash and cash equivalents totaled $706 million, compared with $767 million at December 31, 2019.

The effects from COVID-19 were a contributor to the decrease in shareholders' equity in the first half of 2020 due to the decline in fair values of our equity securities portfolio and pandemic-related incurred losses and expenses. The pandemic did not have a significant effect on our cash flows for the first half of 2020.

The COVID-19 pandemic slowed the growth of our premium revenues for the second quarter and first six months of 2020. Most states where we market our products issued mandates or requests such as moratoriums on policy cancellations or nonrenewals for nonpayments of premiums, forbearance on premium collections, waivers of late payment fees and extended periods in which policyholders may make their missed payments. Extended or future moratoriums and deferral of premiums may disrupt cash flows while also increasing credit risk from policyholders struggling to make timely premium payments.

In addition to our historically positive operating cash flow to meet the needs of operations, we have the ability to sell a portion of our high-quality, liquid investment portfolio or slow investing activities if such need arises. We also have additional capacity to borrow on our revolving short-term line of credit, as described further below.

SOURCES OF LIQUIDITY

Subsidiary Dividends
Our lead insurance subsidiary declared dividends of $225 million to the parent company in the first six months of 2020, compared with $300 million for the same period of 2019. For full-year 2019, subsidiary dividends declared totaled $625 million. State of Ohio regulatory requirements restrict the dividends our insurance subsidiary can pay. For full-year 2020, total dividends that our insurance subsidiary can pay to our parent company without regulatory approval are approximately $562 million.

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

Cincinnati Financial Corporation Second-Quarter 2020 10-Q

The table below shows a summary of operating cash flow for property casualty insurance (direct method):

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change
Premiums collected	$1,518	$1,443	5	$2,985	$2,792	7
Loss and loss expenses paid	(751)	(798)	6	(1,568)	(1,622)	3
Commissions and other underwriting expenses paid	(397)	(383)	(4)	(988)	(897)	(10)
Cash flow from underwriting	370	262	41	429	273	57
Investment income received	110	107	3	229	220	4
Cash flow from operations	$480	$369	30	$658	$493	33

Collected premiums for property casualty insurance rose $193 million during the first six months of 2020, compared with the same period in 2019. Loss and loss expenses paid for the 2020 period decreased $54 million. Commissions and other underwriting expenses paid increased $91 million, primarily due to higher commissions paid to agencies, reflecting the increase in collected premiums.

We discuss our future obligations for claims payments and for underwriting expenses in our 2019 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 101, and Other Commitments also on Page 101.

Capital Resources
At June 30, 2020, our debt-to-total-capital ratio was 8.9%, considerably below our 35% covenant threshold, with $788 million in long-term debt and $122 million in borrowing on our revolving short-term line of credit. We borrowed an additional $75 million in the first quarter of 2020, from the $39 million balance at December 31, 2019, which was used to repurchase shares during the first quarter of 2020. At June 30, 2020, $178 million was available for future cash management needs as part of the general provisions of the line of credit agreement, with another $300 million available as part of an accordion feature. Based on our capital requirements at June 30, 2020, we do not anticipate a material increase in debt levels exceeding the available line of credit amount during the remainder of the year. As a result, we expect changes in our debt-to-total-capital ratio to continue to be largely a function of the contribution of unrealized investment gains or losses to shareholders' equity. As part of our Cincinnati Global acquisition, on February 25, 2019, we entered into an unsecured letter of credit agreement to provide a portion of the capital needed to support its obligations at Lloyd's. The amount of this unsecured letter of credit agreement was $130 million at June 30, 2020.

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

Cincinnati Financial Corporation Second-Quarter 2020 10-Q

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
•Commissions – Commissions paid were $630 million in the first six months of 2020. Commission payments generally track with written premiums, except for annual profit-sharing commissions typically paid during the first quarter of the year.
•Other underwriting expenses – Many of our underwriting expenses are not contractual obligations, but reflect the ongoing expenses of our business. Noncommission underwriting expenses paid were $358 million in the first six months of 2020.
There were no contributions to our qualified pension plan during the first six months of 2020.

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

Uses of Capital
Uses of cash to enhance shareholder return include dividends to shareholders. In January 2020, the board of directors declared regular quarterly cash dividends of 60 cents per share for an indicated annual rate of $2.40 per share. During the first six months of 2020, we used $185 million to pay cash dividends to shareholders.

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

Total gross reserves at June 30, 2020, increased $321 million compared with December 31, 2019. Case loss reserves for losses increased by $23 million, IBNR loss reserves increased by $263 million and loss expense reserves increased by $35 million. The total gross increase was primarily due to our commercial casualty and commercial property lines of business and our excess and surplus lines insurance segment.

Cincinnati Financial Corporation Second-Quarter 2020 10-Q

Property Casualty Gross Reserves

(Dollars in millions)	Loss reserves		Loss expense reserves	Total gross reserves
	Case reserves	IBNR reserves			Percent of total
At June 30, 2020
Commercial lines insurance:
Commercial casualty	$963	$728	$628	$2,319	36.2%
Commercial property	369	50	78	497	7.8
Commercial auto	388	208	138	734	11.4
Workers' compensation	397	526	87	1,010	15.8
Other commercial	94	11	87	192	3.0
Subtotal	2,211	1,523	1,018	4,752	74.2
Personal lines insurance:
Personal auto	207	86	70	363	5.7
Homeowner	150	55	45	250	3.9
Other personal	54	83	5	142	2.2
Subtotal	411	224	120	755	11.8
Excess and surplus lines	169	120	113	402	6.3
Cincinnati Re	61	235	2	298	4.6
Cincinnati Global	135	65	2	202	3.1
Total	$2,987	$2,167	$1,255	$6,409	100.0%
At December 31, 2019
Commercial lines insurance:
Commercial casualty	$937	$680	$622	$2,239	36.8%
Commercial property	339	20	64	423	7.0
Commercial auto	409	157	143	709	11.6
Workers' compensation	404	516	93	1,013	16.6
Other commercial	108	7	70	185	3.0
Subtotal	2,197	1,380	992	4,569	75.0
Personal lines insurance:
Personal auto	233	46	78	357	5.9
Homeowner	134	32	41	207	3.4
Other personal	49	69	5	123	2.0
Subtotal	416	147	124	687	11.3
Excess and surplus lines	149	102	100	351	5.8
Cincinnati Re	47	204	2	253	4.2
Cincinnati Global	155	71	2	228	3.7
Total	$2,964	$1,904	$1,220	$6,088	100.0%

LIFE POLICY AND INVESTMENT CONTRACT RESERVES
Gross life policy and investment contract reserves were $2.881 billion at June 30, 2020, compared with $2.835 billion at year-end 2019, reflecting continued growth in life insurance policies in force. We discuss our life insurance reserving practices in our 2019 Annual Report on Form 10-K, Item 7, Life Insurance Policyholder Obligations and Reserves, Page 108.
Cincinnati Financial Corporation Second-Quarter 2020 10-Q

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

The fair value of our investment portfolio was $19.228 billion at June 30, 2020, down $222 million from year-end 2019, including a $213 million increase in the fixed-maturity portfolio and a $435 million decrease in the equity portfolio.

(Dollars in millions)	At June 30, 2020				At December 31, 2019
	Cost or amortized cost	Percent of total	Fair value	Percent of total	Cost or amortized cost	Percent of total	Fair value	Percent of total
Taxable fixed maturities	$7,269	48.8%	$7,744	40.3%	$7,250	49.4%	$7,617	39.1%
Tax-exempt fixed maturities	3,870	26.0	4,167	21.7	3,858	26.3	4,081	21.0
Common equities	3,518	23.6	7,082	36.8	3,371	22.9	7,518	38.7
Nonredeemable preferred equities	234	1.6	235	1.2	210	1.4	234	1.2
Total	$14,891	100.0%	$19,228	100.0%	$14,689	100.0%	$19,450	100.0%

At June 30, 2020, substantially all of our consolidated investment portfolio, measured at fair value, are classified as Level 1 or Level 2. See Item 1, Note 3, Fair Value Measurements, for additional discussion of our valuation techniques. We have generally obtained and evaluated two nonbinding quotes from brokers; then, our investment professionals determined our best estimate of fair value. These investments include private placements, small issues and various thinly traded securities.

In addition to our investment portfolio, the total investments amount reported in our condensed consolidated balance sheets includes Other invested assets. Other invested assets included $33 million of life policy loans, $114 million in Lloyd's deposits, $87 million of private equity investments and $25 million of real estate through direct property ownership and development projects in the United States at June 30, 2020.
Cincinnati Financial Corporation Second-Quarter 2020 10-Q

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

In the first six months of 2020, the increase in fair value of our fixed-maturity portfolio reflected an increase in net unrealized gains, primarily due to a combination of net purchases and a decline in U.S. Treasury yields, somewhat offset by a widening of corporate credit spreads. At June 30, 2020, our fixed-maturity portfolio with an average rating of A3/A was valued at 106.9% of its amortized cost, compared with 105.3% at December 31, 2019.

At June 30, 2020, our investment-grade and noninvestment-grade fixed-maturity securities represented 83.0% and 3.8% of the portfolio, respectively. The remaining 13.2% represented fixed-maturity securities that were not rated by Moody's or S&P Global Ratings.

Attributes of the fixed-maturity portfolio include:

	At June 30, 2020		At December 31, 2019
Weighted average yield-to-amortized cost	4.23%		4.10%
Weighted average maturity	7.6	yrs	7.7	yrs
Effective duration	4.7	yrs	4.8	yrs

We discuss maturities of our fixed-maturity portfolio in our 2019 Annual Report on Form 10-K, Item 8, Note 2, Investments, Page 141, and in this quarterly report Item 2, Investments Results.
Cincinnati Financial Corporation Second-Quarter 2020 10-Q

TAXABLE FIXED MATURITIES
Our taxable fixed-maturity portfolio, with a fair value of $7.744 billion at June 30, 2020, included:

(Dollars in millions)	At June 30, 2020	At December 31, 2019
Investment-grade corporate	$6,213	$6,137
States, municipalities and political subdivisions	663	647
Noninvestment-grade corporate	436	264
Commercial mortgage backed	277	301
United States government	114	104
Foreign government	22	28
Government sponsored enterprises	19	136
Total	$7,744	$7,617

Our strategy is to buy, and typically hold, fixed-maturity investments to maturity, but we monitor credit profiles and fair value movements when determining holding periods for individual securities. With the exception of United States agency issues that include government-sponsored enterprises, no individual issuer's securities accounted for more than 1.1% of the taxable fixed-maturity portfolio at June 30, 2020. Our investment-grade corporate bonds had an average rating of Baa2 by Moody's or BBB by S&P Global Ratings and represented 80.2% of the taxable fixed-maturity portfolio's fair value at June 30, 2020, compared with 80.6% at year-end 2019.

The heaviest concentration in our investment-grade corporate bond portfolio, based on fair value at
June 30, 2020, was the financial sector. It represented 46.0% of our investment-grade corporate bond portfolio, compared with 44.6% at year-end 2019. No other sector exceeded 10% of our investment-grade corporate bond portfolio.

Our taxable fixed-maturity portfolio at June 30, 2020, included $277 million of commercial mortgage-backed securities with an average rating of Aa1/AA.
TAX-EXEMPT FIXED MATURITIES
At June 30, 2020, we had $4.167 billion of tax-exempt fixed-maturity securities with an average rating of Aa2/AA by Moody's and S&P Global Ratings. We traditionally have purchased municipal bonds focusing on general obligation and essential services issues, such as water, waste disposal or others. The portfolio is well diversified among approximately 1,600 municipal bond issuers. No single municipal issuer accounted for more than 0.6% of the tax-exempt fixed-maturity portfolio at June 30, 2020.

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

Cincinnati Financial Corporation Second-Quarter 2020 10-Q

The table below summarizes the effect of hypothetical changes in interest rates on the fair value of the fixed-maturity portfolio:

(Dollars in millions)	Effect from interest rate change in basis points
	-200	-100	-	100	200
At June 30, 2020	$13,072	$12,478	$11,911	$11,343	$10,766
At December 31, 2019	$12,850	$12,263	$11,698	$11,117	$10,529

The effective duration of the fixed-maturity portfolio as of June 30, 2020, was 4.7 years, down from 4.8 years at year-end 2019. The above table is a theoretical presentation showing that an instantaneous, parallel shift in the yield curve of 100 basis points could produce an approximately 4.8% change in the fair value of the fixed-maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value are to changes in the general level of interest rates, exclusive of call features. The fair values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.

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

EQUITY INVESTMENTS
Our equity investments, with a fair value totaling $7.317 billion at June 30, 2020, included $7.082 billion of common stock securities of companies generally with strong indications of paying and growing their dividends. Other criteria we evaluate include increasing sales and earnings, proven management and a favorable outlook. We believe our equity investment style is an appropriate long-term strategy. While our long-term financial position would be affected by prolonged changes in the market valuation of our investments, we believe our strong surplus position and cash flow provide a cushion against short-term fluctuations in valuation. Continued payment of cash dividends by the issuers of our common equity holdings can provide a floor to their valuation.

The table below summarizes the effect of hypothetical changes in market prices on fair value of our equity portfolio.

(Dollars in millions)	Effect from market price change in percent
	-30%	-20%	-10%	—	10%	20%	30%
At June 30, 2020	$5,122	$5,854	$6,585	$7,317	$8,049	$8,780	$9,512
At December 31, 2019	$5,426	$6,202	$6,977	$7,752	$8,527	$9,302	$10,078

At June 30, 2020, Apple Inc. (Nasdaq:AAPL) was our largest single common stock holding with a fair value of  $514 million, or 7.3% of our publicly traded common stock portfolio and 2.7% of the total investment portfolio. Thirty holdings among 8 different sectors each had a fair value greater than $100 million.

Cincinnati Financial Corporation Second-Quarter 2020 10-Q

Common Stock Portfolio Industry Sector Distribution

	Percent of common stock portfolio
	At June 30, 2020		At December 31, 2019
	Cincinnati Financial	S&P 500 Industry Weightings	Cincinnati Financial	S&P 500 Industry Weightings
Sector:
Information technology	28.1%	27.5%	23.7%	23.2%
Healthcare	13.3	14.6	12.4	14.2
Financial	13.1	10.1	15.7	13.0
Industrials	11.5	8.0	12.6	9.1
Consumer discretionary	8.9	10.8	9.7	9.7
Consumer staples	6.4	7.0	6.2	7.2
Materials	5.0	2.5	5.0	2.7
Energy	4.6	2.8	6.3	4.3
Telecomm services	3.7	10.8	3.4	10.4
Real Estate	2.8	2.8	2.5	2.9
Utilities	2.6	3.1	2.5	3.3
Total	100.0%	100.0%	100.0%	100.0%

UNREALIZED INVESTMENT GAINS AND LOSSES
At June 30, 2020, unrealized investment gains before taxes for the fixed-maturity portfolio totaled $825 million and unrealized investment losses amounted to $53 million before taxes.

The $772 million net unrealized gain position in our fixed-maturity portfolio at June 30, 2020, increased in the first six months of 2020, primarily due to a combination of net purchases and a decline in U.S. Treasury yields, somewhat offset by a widening of corporate credit spreads. The net gain position for our current fixed-maturity holdings will naturally decline over time as individual securities mature. In addition, changes in interest rates can cause rapid, significant changes in fair values of fixed-maturity securities and the net gain position, as discussed in Quantitative and Qualitative Disclosures About Market Risk.

For federal income tax purposes, taxes on gains from appreciated investments generally are not due until securities are sold. We believe that the appreciated value of equity securities, compared with the cost of securities that is generally used as a tax basis, is a useful measure to help evaluate how fair value can change over time. On this basis, the net unrealized investment gains at June 30, 2020, consisted of a net gain position in our equity portfolio of $3.565 billion. Events or factors such as economic growth or recession can affect the fair value and unrealized investment gains of our equity securities. The five largest holdings in our common stock portfolio were Apple, Microsoft (Nasdaq:MSFT), BlackRock Inc. (NYSE:BLK), Accenture Co. (NYSE:ACN) and JPMorgan Chase (NYSE:JPM), which had a combined fair value of $1.719 billion.

Unrealized Investment Losses
We expect the number of fixed-maturity securities trading below amortized cost to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, amortized costs for some securities are revised through write-downs recognized in prior periods. At June 30, 2020, 242 of the 4,010 fixed-maturity securities we owned had fair values below amortized cost, compared with 157 of the 3,911 securities we owned at year-end 2019. The 242 holdings with fair values below amortized cost at June 30, 2020, represented 7.9% of the fair value of our fixed-maturity investment portfolio and $53 million in unrealized losses.
•197 of the 242 holdings had fair value between 90% and 100% of amortized cost at June 30, 2020. These primarily consist of securities whose current valuation is largely the result of interest rate factors. The fair value of these 197 securities was $773 million, and they accounted for $21 million in unrealized losses.
Cincinnati Financial Corporation Second-Quarter 2020 10-Q

•40 of the 242 fixed-maturity holdings had fair value between 70% and 90% of amortized cost at June 30, 2020. We believe the 40 fixed-maturity securities will continue to pay interest and ultimately pay principal upon maturity. The issuers of these 40 securities have strong cash flow to service their debt and meet their contractual obligation to make principal payments. The fair value of these securities was $159 million, and they accounted for $29 million in unrealized losses.
•5 of the 242 fixed-maturity holdings had fair value below 70% of amortized cost at June 30, 2020. We believe these fixed-maturity securities will continue to pay interest and ultimately pay principal upon maturity. The fair value of these securities was $7 million, and they accounted for $3 million in unrealized losses.

The table below reviews fair values and unrealized losses by investment category and by the overall duration of the securities' continuous unrealized loss position.

(Dollars in millions)	Less than 12 months		12 months or more		Total
At June 30, 2020	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
Corporate	$782	$46	$33	$1	$815	$47
States, municipalities and political subdivisions	54	2	3	1	57	3
Commercial mortgage-backed	47	3	—	—	47	3
United States government	6	—	—	—	6	—
Foreign government	14	—	—	—	14	—
Government-sponsored enterprises	—	—	—	—	—	—
Total	$903	$51	$36	$2	$939	$53
At December 31, 2019
Fixed maturity securities:
Corporate	$199	$2	$118	$3	$317	$5
States, municipalities and political subdivisions	98	1	10	—	108	1
Commercial mortgage-backed	6	—	—	—	6	—
United States government	—	—	4	—	4	—
Foreign government	11	—	—	—	11	—
Government-sponsored enterprises	26	1	51	—	77	1
Total	$340	$4	$183	$3	$523	$7

At June 30, 2020, applying our invested asset impairment policy, we determined that the total of $53 million, for securities in an unrealized loss position in the table above, was not the result of a credit loss.

During the second quarter of 2020, one security was written down to fair value through an impairment charge resulting in less than $1 million of noncash charges. During the first six months of 2020, 12 securities were written down to fair value through an impairment charge resulting in $77 million of noncash charges. During the first six months of 2019, there were no OTTI charges.

During full-year 2019, we wrote down three securities and recorded $9 million in OTTI charges. At December 31, 2019, 38 fixed-maturity investments with a total unrealized loss of $3 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity investments had fair values below 70% of amortized cost.

Cincinnati Financial Corporation Second-Quarter 2020 10-Q

The following table summarizes the investment portfolio by severity of decline:

(Dollars in millions)	Number of issues	Amortized cost	Fair value	Gross unrealized gain (loss)	Gross investment income
At June 30, 2020
Taxable fixed maturities:
Fair valued below 70% of amortized cost	4	$8	$6	$(2)	$—
Fair valued at 70% to less than 100% of amortized cost	196	938	890	(48)	22
Fair valued at 100% and above of amortized cost	1,627	6,323	6,848	525	137
Investment income on securities sold in current year	—	—	—	—	5
Total	1,827	7,269	7,744	475	164
Tax-exempt fixed maturities:
Fair valued below 70% of amortized cost	1	2	1	(1)	—
Fair valued at 70% to less than 100% of amortized cost	41	44	42	(2)	1
Fair valued at 100% and above of amortized cost	2,141	3,824	4,124	300	60
Investment income on securities sold in current year	—	—	—	—	1
Total	2,183	3,870	4,167	297	62
Fixed-maturities summary:
Fair valued below 70% of amortized cost	5	10	7	(3)	—
Fair valued at 70% to less than 100% of amortized cost	237	982	932	(50)	23
Fair valued at 100% and above of amortized cost	3,768	10,147	10,972	825	197
Investment income on securities sold in current year	—	—	—	—	6
Total	4,010	$11,139	$11,911	$772	$226

At December 31, 2019
Fixed-maturities summary:
Fair valued below 70% of amortized cost	—	$—	$—	$—	$—
Fair valued at 70% to less than 100% of amortized cost	157	530	523	(7)	12
Fair valued at 100% and above of amortized cost	3,754	10,578	11,175	597	401
Investment income on securities sold in current year	—	—	—	—	33
Total	3,911	$11,108	$11,698	$590	$446

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company's management, with the participation of the company's chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of June 30, 2020. Based upon that evaluation, the company's chief executive officer and chief financial officer concluded that the design and operation of the company's disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure:
•that information required to be disclosed in the company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and
Cincinnati Financial Corporation Second-Quarter 2020 10-Q

•that such information is accumulated and communicated to the company's management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting – During the three months ended June 30, 2020, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There was no significant impact to our internal controls over financial reporting while the majority of our associates are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the pandemic to determine any potential impact on the design and operating effectiveness of our internal controls over financial reporting.
Cincinnati Financial Corporation Second-Quarter 2020 10-Q

Part II – Other Information
Item 1. Legal Proceedings
Neither the company nor any of our subsidiaries are involved in any litigation believed to be material other than ordinary, routine litigation incidental to the nature of our business.
Item 1A. Risk Factors
Our risk factors have not changed materially since they were described in our 2019 Annual Report on Form 10-K filed February 25, 2020, and subsequently updated in our quarterly report on Form 10-Q for the period ended March 31, 2020, filed on April 27, 2020, other than described below.

The outbreak of COVID-19 could result in an unusually high level of losses.
In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization. The outbreak has become increasingly widespread in the United States, including in the markets in which we operate. Risks to our business include legislation or court decisions that extend business interruption insurance to require coverage for COVID-19 when there was no direct physical damage or loss to property. These actions would extend coverage beyond the terms and conditions we intended for those policies, including policies that do not contain specific virus exclusions. Therefore we would be forced to pay claims when no coverage was contemplated and for which no premium was collected. These amounts could have a material, adverse impact on our business, financial condition, results of operations or cash flows.
Cincinnati Financial Corporation Second-Quarter 2020 10-Q

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any of our shares that were not registered under the Securities Act during the first six months of 2020. Our repurchase program was expanded on October 22, 2007, to increase our repurchase authorization to approximately 13 million shares. Our repurchase program does not have an expiration date. On January 26, 2018, an additional 15 million shares were authorized, which expanded our current repurchase program. We have 12,376,785 shares available for purchase under our programs at June 30, 2020.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1-30, 2020	—	$—	—	12,376,785
May 1-31, 2020	—	—	—	12,376,785
June 1-30, 2020	—	—	—	12,376,785
Totals	—	—	—

Cincinnati Financial Corporation Second-Quarter 2020 10-Q

Item 6. Exhibits

Exhibit No.	Exhibit Description
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

Cincinnati Financial Corporation Second-Quarter 2020 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINCINNATI FINANCIAL CORPORATION
Date: July 27, 2020

/S/ Michael J. Sewell
Michael J. Sewell, CPA
Chief Financial Officer, Senior Vice President and Treasurer
(Principal Accounting Officer)
Cincinnati Financial Corporation Second-Quarter 2020 10-Q