Form 10-Q
period 2020-09-30
CINCINNATI FINANCIAL CORP
filed 2020-10-26
CIK 20286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
 (Mark one)
☑       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2020.
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
☐Yes ☑ No
As of October 22, 2020, there were 160,896,903 shares of common stock outstanding.

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED September 30, 2020

Cincinnati Financial Corporation Third-Quarter 2020 10-Q

Part I – Financial Information
Item 1.    Financial Statements (unaudited)

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

(Dollars in millions, except per share data)	September 30,	December 31,
	2020	2019
Assets
Investments
Fixed maturities, at fair value (amortized cost: 2020—$11,273; 2019—$11,108)	$12,157	$11,698
Equity securities, at fair value (cost: 2020—$3,898; 2019—$3,581)	7,867	7,752
Other invested assets	275	296
Total investments	20,299	19,746
Cash and cash equivalents	914	767
Investment income receivable	131	133
Finance receivable	86	77
Premiums receivable	1,925	1,777
Reinsurance recoverable	533	610
Prepaid reinsurance premiums	73	54
Deferred policy acquisition costs	817	774
Land, building and equipment, net, for company use (accumulated depreciation: 2020—$283; 2019—$276)	211	207
Other assets	452	381
Separate accounts	929	882
Total assets	$26,370	$25,408

Liabilities
Insurance reserves
Loss and loss expense reserves	$6,747	$6,147
Life policy and investment contract reserves	2,900	2,835
Unearned premiums	3,024	2,788
Other liabilities	981	928
Deferred income tax	1,077	1,079
Note payable	123	39
Long-term debt and lease obligations	844	846
Separate accounts	929	882
Total liabilities	16,625	15,544

Commitments and contingent liabilities (Note 12)

Shareholders' Equity
Common stock, par value—$2 per share; (authorized: 2020 and 2019—500 million shares; issued: 2020 and 2019—198.3 million shares)	397	397
Paid-in capital	1,318	1,306
Retained earnings	9,132	9,257
Accumulated other comprehensive income	686	448
Treasury stock at cost (2020—37.5 million shares and 2019—35.4 million shares)	(1,788)	(1,544)
Total shareholders' equity	9,745	9,864
Total liabilities and shareholders' equity	$26,370	$25,408

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation Third-Quarter 2020 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Income

(Dollars in millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues
Earned premiums	$1,522	$1,446	$4,460	$4,163
Investment income, net of expenses	167	161	498	478
Investment gains and losses, net	533	86	(132)	1,113
Fee revenues	2	4	8	11
Other revenues	3	3	8	7
Total revenues	2,227	1,700	4,842	5,772
Benefits and Expenses
Insurance losses and contract holders' benefits	1,143	932	3,232	2,728
Underwriting, acquisition and insurance expenses	452	455	1,372	1,296
Interest expense	13	14	40	40
Other operating expenses	5	5	15	17
Total benefits and expenses	1,613	1,406	4,659	4,081
Income Before Income Taxes	614	294	183	1,691
Provision (Benefit) for Income Taxes
Current	55	28	81	84
Deferred	75	18	(65)	236
Total provision for income taxes	130	46	16	320
Net Income	$484	$248	$167	$1,371
Per Common Share
Net income—basic	$3.01	$1.51	$1.03	$8.40
Net income—diluted	2.99	1.49	1.03	8.30

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation Third-Quarter 2020 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net Income	$484	$248	$167	$1,371
Other Comprehensive Income
Change in unrealized gains on investments, net of tax of $23, $21, $62 and $114, respectively	89	79	232	428
Amortization of pension actuarial loss and prior service cost, net of tax of $0, $0, $0 and $0, respectively	—	—	2	1
Change in life deferred acquisition costs, life policy reserves and other, net of tax (benefit) of $0, $0, $1 and $(2), respectively	—	(1)	4	(9)
Other comprehensive income	89	78	238	420
Comprehensive Income	$573	$326	$405	$1,791

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Third-Quarter 2020 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Common Stock
Beginning of period	$397	$397	$397	$397
Share-based awards	—	—	—	—
End of period	397	397	397	397

Paid-In Capital
Beginning of period	1,309	1,286	1,306	1,281
Share-based awards	—	1	(16)	(12)
Share-based compensation	8	7	24	23
Other	1	1	4	3
End of period	1,318	1,295	1,318	1,295

Retained Earnings
Beginning of period	8,745	8,566	9,257	7,625
Cumulative effect of change in accounting for credit losses as of January 1, 2020	—	—	(2)	—
Adjusted beginning of year	8,745	8,566	9,255	7,625
Net income	484	248	167	1,371
Dividends declared	(97)	(92)	(290)	(274)
End of period	9,132	8,722	9,132	8,722

Accumulated Other Comprehensive Income
Beginning of period	597	364	448	22
Other comprehensive income	89	78	238	420
End of period	686	442	686	442

Treasury Stock
Beginning of period	(1,790)	(1,482)	(1,544)	(1,492)
Share-based awards	—	3	12	19
Shares acquired - share repurchase authorization	—	(5)	(256)	(5)
Shares acquired - share-based compensation plans	—	(2)	(3)	(9)
Other	2	1	3	2
End of period	(1,788)	(1,485)	(1,788)	(1,485)

Total Shareholders' Equity	$9,745	$9,371	$9,745	$9,371

(In millions, except per common share)
Common Stock - Shares Outstanding
Beginning of period	160.8	163.3	162.9	162.8
Share-based awards	—	0.1	0.4	0.6
Shares acquired - share repurchase authorization	—	—	(2.5)	—
End of period	160.8	163.4	160.8	163.4

Dividends declared per common share	$0.60	$0.56	$1.80	$1.68

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation Third-Quarter 2020 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

(Dollars in millions)	Nine months ended September 30,
	2020	2019
Cash Flows From Operating Activities
Net income	$167	$1,371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62	54
Investment gains and losses, net	137	(1,103)
Share-based compensation	24	23
Interest credited to contract holders'	33	31
Deferred income tax expense	(65)	236
Changes in:
Investment income receivable	2	7
Premiums and reinsurance receivable	(93)	(156)
Deferred policy acquisition costs	(46)	(69)
Other assets	(25)	(36)
Loss and loss expense reserves	600	72
Life policy and investment contract reserves	94	79
Unearned premiums	236	255
Other liabilities	(34)	39
Current income tax receivable/payable	27	77
Net cash provided by operating activities	1,119	880
Cash Flows From Investing Activities
Sale of fixed maturities	100	61
Call or maturity of fixed maturities	756	988
Sale of equity securities	471	194
Purchase of fixed maturities	(1,092)	(1,345)
Purchase of equity securities	(640)	(341)
Investment in finance receivables	(33)	(25)
Collection of finance receivables	26	20
Investment in building and equipment	(16)	(22)
Change in other invested assets, net	16	(56)
Net cash used in investing activities	(412)	(526)
Cash Flows From Financing Activities
Payment of cash dividends to shareholders	(280)	(265)
Shares acquired - share repurchase authorization	(256)	(5)
Changes in note payable	84	6
Proceeds from stock options exercised	5	9
Contract holders' funds deposited	64	67
Contract holders' funds withdrawn	(123)	(133)
Other	(54)	(30)
Net cash used in financing activities	(560)	(351)
Net change in cash and cash equivalents	147	3
Cash and cash equivalents at beginning of year	767	784
Cash and cash equivalents at end of period	$914	$787
Supplemental Disclosures of Cash Flow Information:
Interest paid	$27	$27
Income taxes paid	42	3
Noncash Activities
Equipment acquired under finance lease obligations	$13	$6
Cashless exercise of stock options	3	9
Other assets and other liabilities	63	65

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation Third-Quarter 2020 10-Q

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

Our September 30, 2020, condensed consolidated financial statements are unaudited. We believe that we have made all adjustments, consisting only of normal recurring accruals, that are necessary for fair presentation. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our 2019 Annual Report on Form 10-K. The results of operations for interim periods do not necessarily indicate results to be expected for the full year.

The World Health Organization declared the 2019 novel coronavirus (SARS-CoV-2 or COVID-19) outbreak a Public Health Emergency of International Concern on January 30, 2020, and a pandemic on March 11, 2020. The pandemic outbreak has caused an economic downturn on a global scale and uncertainty surrounding future government and private company restrictions as many businesses resume operations. The pandemic, and unprecedented actions taken to contain the virus, has also continued to cause significant market disruption and volatility. Through the first nine months of 2020, the company estimated that pandemic-related incurred losses and expenses totaled $72 million. The company continues to monitor the impact of the pandemic as it unfolds. The company cannot predict the impact the pandemic will have on its future consolidated financial position, cash flows or results of operations, however the impact could be material.

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

Cincinnati Financial Corporation Third-Quarter 2020 10-Q

Pending Accounting Updates
ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts
In August 2018, the FASB issued ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. ASU 2018-12 is intended to improve the timeliness of recognizing changes in the liability for future policy benefits and modify the rate used to discount future cash flows. The ASU will simplify and improve the accounting for certain market-based options or guarantees associated with deposit or account balance contracts and simplify amortization of deferred acquisition costs while improving and expanding required disclosures. In November 2019, the FASB issued ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date. ASU 2019-09 delayed the effective date of ASU 2018-12 by one year to interim and annual reporting periods beginning after December 15, 2021. In July 2020, the FASB issued a proposed ASU that would further delay the effective date of ASU 2018-12 by an additional year to interim and annual reporting periods beginning after December 15, 2022. These ASU's have not yet been adopted. Management is currently evaluating the impact on our company's consolidated financial position, cash flows and results of operations.

Cincinnati Financial Corporation Third-Quarter 2020 10-Q

NOTE 2 – Investments
The following table provides amortized cost, gross unrealized gains, gross unrealized losses and fair value for our fixed-maturity securities:

(Dollars in millions)	Amortized cost	Gross unrealized		Fair value
At September 30, 2020		gains	losses
Fixed maturity securities:
Corporate	$6,264	$532	$27	$6,769
States, municipalities and political subdivisions	4,579	366	3	4,942
Commercial mortgage-backed	271	13	2	282
United States government	119	5	—	124
Foreign government	27	—	—	27
Government-sponsored enterprises	13	—	—	13
Total	$11,273	$916	$32	$12,157
At December 31, 2019
Fixed maturity securities:
Corporate	$6,074	$332	$5	$6,401
States, municipalities and political subdivisions	4,477	252	1	4,728
Commercial mortgage-backed	290	11	—	301
United States government	102	2	—	104
Foreign government	28	—	—	28
Government-sponsored enterprises	137	—	1	136
Total	$11,108	$597	$7	$11,698

The net unrealized investment gains in our fixed-maturity portfolio at September 30, 2020, are primarily the result of the continued low interest rate environment that increased the fair value of our fixed-maturity portfolio. Our commercial mortgage-backed securities had an average rating of Aa1/AA at September 30, 2020 and December 31, 2019.

Cincinnati Financial Corporation Third-Quarter 2020 10-Q

The table below provides fair values and gross unrealized losses by investment category and by the duration of the securities' continuous unrealized loss positions:

(Dollars in millions)	Less than 12 months		12 months or more		Total
At September 30, 2020	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
Corporate	$600	$23	$62	$4	$662	$27
States, municipalities and political subdivisions	121	3	2	—	123	3
Commercial mortgage-backed	38	2	—	—	38	2
United States government	—	—	—	—	—	—
Foreign government	16	—	—	—	16	—
Government-sponsored enterprises	—	—	—	—	—	—
Total	$775	$28	$64	$4	$839	$32
At December 31, 2019
Fixed maturity securities:
Corporate	$199	$2	$118	$3	$317	$5
States, municipalities and political subdivisions	98	1	10	—	108	1
Commercial mortgage-backed	6	—	—	—	6	—
United States government	—	—	4	—	4	—
Foreign government	11	—	—	—	11	—
Government-sponsored enterprises	26	1	51	—	77	1
Total	$340	$4	$183	$3	$523	$7

Contractual maturity dates for fixed-maturities investments were:

(Dollars in millions)	Amortized cost	Fair value	% of fair value
At September 30, 2020
Maturity dates:
Due in one year or less	$600	$608	5.0%
Due after one year through five years	3,293	3,500	28.8
Due after five years through ten years	3,879	4,212	34.6
Due after ten years	3,501	3,837	31.6
Total	$11,273	$12,157	100.0%

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Cincinnati Financial Corporation Third-Quarter 2020 10-Q

The following table provides investment income and investment gains and losses, net:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Investment income:
Interest	$113	$110	$339	$332
Dividends	55	50	161	146
Other	2	5	7	10
Total	170	165	507	488
Less investment expenses	3	4	9	10
Total	$167	$161	$498	$478

Investment gains and losses, net:
Equity securities:
Investment gains and losses on securities sold, net	$55	$—	$75	$27
Unrealized gains and losses on securities still held, net	475	89	(130)	1,084
Subtotal	530	89	(55)	1,111
Fixed maturities:
Gross realized gains	4	6	9	9
Gross realized losses	—	(1)	(3)	(3)
Write-down of impaired securities	(1)	(6)	(78)	(6)
Subtotal	3	(1)	(72)	—

Other	—	(2)	(5)	2
Total	$533	$86	$(132)	$1,113

The fair value of our common equities portfolio was $7.589 billion and $7.518 billion at September 30, 2020 and December 31, 2019, respectively. At September 30, 2020, Apple Inc. (Nasdaq:AAPL) was our largest single equity holding with a fair value of $562 million, which was 7.4% of our publicly traded common equities portfolio and 2.8% of the total investment portfolio.

During the three and nine months ended September 30, 2020, there were no fixed-maturity securities with an allowance for credit losses. During the three months ended September 30, 2020, there were two fixed-maturity securities from the municipal sector which are intended to be sold and were written down to fair value and during the nine months ended September 30, 2020, there were 14 fixed-maturity securities from the energy, real estate, consumer goods, municipal and technology & electronics sectors which are intended to be sold and were written down to fair value. During the three and nine months ended September 30, 2019, there were two fixed-maturity securities other-than-temporarily impaired.
At September 30, 2020, 254 fixed-maturity securities with a total unrealized loss of $32 million were in an unrealized loss position. Of that total, one fixed-maturity security from the retail sector had a fair value below 70% of amortized cost. At December 31, 2019, 38 fixed-maturity securities with a total unrealized loss of $3 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity securities had fair values below 70% of amortized cost.

Cincinnati Financial Corporation Third-Quarter 2020 10-Q

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

Fair Value Disclosures for Assets
The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019. We do not have any liabilities carried at fair value.

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At September 30, 2020
Fixed maturities, available for sale:
Corporate	$—	$6,769	$—	$6,769
States, municipalities and political subdivisions	—	4,942	—	4,942
Commercial mortgage-backed	—	282	—	282
United States government	124	—	—	124
Foreign government	—	27	—	27
Government-sponsored enterprises	—	13	—	13
Subtotal	124	12,033	—	12,157
Common equities	7,589	—	—	7,589
Nonredeemable preferred equities	—	278	—	278
Separate accounts taxable fixed maturities	—	909	—	909
Top Hat savings plan mutual funds and common equity (included in Other assets)	46	—	—	46
Total	$7,759	$13,220	$—	$20,979

At December 31, 2019
Fixed maturities, available for sale:
Corporate	$—	$6,401	$—	$6,401
States, municipalities and political subdivisions	—	4,728	—	4,728
Commercial mortgage-backed	—	301	—	301
United States government	104	—	—	104
Foreign government	—	28	—	28
Government-sponsored enterprises	—	136	—	136
Subtotal	104	11,594	—	11,698
Common equities	7,518	—	—	7,518
Nonredeemable preferred equities	—	234	—	234
Separate accounts taxable fixed maturities	—	855	—	855
Top Hat savings plan mutual funds and common equity (included in Other assets)	45	—	—	45
Total	$7,667	$12,683	$—	$20,350

Cincinnati Financial Corporation Third-Quarter 2020 10-Q

We also held Level 1 cash and cash equivalents of $914 million and $767 million at September 30, 2020 and December 31, 2019, respectively.

Fair Value Disclosures for Assets and Liabilities Not Carried at Fair Value
The disclosures below are presented to provide information about the effects of current market conditions on financial instruments that are not reported at fair value in our condensed consolidated financial statements.

This table summarizes the book value and principal amounts of our long-term debt:

(Dollars in millions)			Book value		Principal amount
Interest rate	Year of issue		September 30,	December 31,	September 30,	December 31,
			2020	2019	2020	2019
6.900%	1998	Senior debentures, due 2028	$27	$27	$28	$28
6.920%	2005	Senior debentures, due 2028	391	391	391	391
6.125%	2004	Senior notes, due 2034	370	370	374	374
Total			$788	$788	$793	$793

The following table shows fair values of our note payable and long-term debt:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At September 30, 2020
Note payable	$—	$123	$—	$123
6.900% senior debentures, due 2028	—	35	—	35
6.920% senior debentures, due 2028	—	518	—	518
6.125% senior notes, due 2034	—	533	—	533
Total	$—	$1,209	$—	$1,209

At December 31, 2019
Note payable	$—	$39	$—	$39
6.900% senior debentures, due 2028	—	34	—	34
6.920% senior debentures, due 2028	—	506	—	506
6.125% senior notes, due 2034	—	512	—	512
Total	$—	$1,091	$—	$1,091

Cincinnati Financial Corporation Third-Quarter 2020 10-Q

The following table shows the fair value of our life policy loans included in other invested assets and the fair values of our deferred annuities and structured settlements included in life policy and investment contract reserves:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At September 30, 2020
Life policy loans	$—	$—	$50	$50

Deferred annuities	—	—	817	817
Structured settlements	—	224	—	224
Total	$—	$224	$817	$1,041

At December 31, 2019
Life policy loans	$—	$—	$44	$44

Deferred annuities	—	—	770	770
Structured settlements	—	212	—	212
Total	$—	$212	$770	$982

Outstanding principal and interest for these life policy loans totaled $33 million and $32 million at September 30, 2020 and December 31, 2019, respectively.

Recorded reserves for the deferred annuities were $760 million at September 30, 2020 and December 31, 2019. Recorded reserves for the structured settlements were $147 million and $151 million at September 30, 2020 and December 31, 2019, respectively.

Cincinnati Financial Corporation Third-Quarter 2020 10-Q

NOTE 4 – Property Casualty Loss and Loss Expenses
This table summarizes activity for our consolidated property casualty loss and loss expense reserves:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Gross loss and loss expense reserves, beginning of period	$6,409	$5,954	$6,088	$5,646
Less reinsurance recoverable	294	269	342	238
Net loss and loss expense reserves, beginning of period	6,115	5,685	5,746	5,408

Net loss and loss expense reserves related to acquisition of Cincinnati Global at February 28, 2019	—	—	—	246

Net incurred loss and loss expenses related to:
Current accident year	1,082	916	3,099	2,720
Prior accident years	(11)	(52)	(91)	(203)
Total incurred	1,071	864	3,008	2,517
Net paid loss and loss expenses related to:
Current accident year	443	457	998	995
Prior accident years	336	373	1,349	1,457
Total paid	779	830	2,347	2,452
Net loss and loss expense reserves, end of period	6,407	5,719	6,407	5,719
Plus reinsurance recoverable	285	278	285	278
Gross loss and loss expense reserves, end of period	$6,692	$5,997	$6,692	$5,997

We use actuarial methods, models and judgment to estimate, as of a financial statement date, the property casualty loss and loss expense reserves required to pay for and settle all outstanding insured claims, including incurred but not reported (IBNR) claims, as of that date. The actuarial estimate is subject to review and adjustment by an inter-departmental committee that includes actuarial, claims, underwriting, loss prevention and accounting management. This committee is familiar with relevant company and industry business, claims and underwriting trends, as well as general economic and legal trends that could affect future loss and loss expense payments. The amount we will actually have to pay for claims can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate. The reserve for loss and loss expenses in the condensed consolidated balance sheets also included $55 million at September 30, 2020 and
$59 million at September 30, 2019, for certain life and health loss and loss expense reserves.

For the three months ended September 30, 2020, we experienced $11 million of favorable development on prior accident years, including $8 million of favorable development in commercial lines, less than $1 million of unfavorable development in personal lines and $1 million of favorable development in excess and surplus lines. Within commercial lines, we recognized favorable reserve development of $10 million for the commercial casualty line and $6 million for the workers' compensation line due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. This was partially offset by unfavorable reserve development of $10 million for the commercial auto line.

For the nine months ended September 30, 2020, we experienced $91 million of favorable development on prior accident years, including $59 million of favorable development in commercial lines, $28 million of favorable development in personal lines and $8 million of unfavorable development in excess and surplus lines. Within commercial lines, we recognized favorable reserve development of $36 million for the commercial casualty line and $32 million for the workers' compensation line due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. This was partially offset by unfavorable reserve development of $14 million for the commercial auto line. Within personal lines, we recognized favorable reserve development of $19 million in personal auto and $10 million for the homeowner line of business.
Cincinnati Financial Corporation Third-Quarter 2020 10-Q

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

Cincinnati Financial Corporation Third-Quarter 2020 10-Q

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

This table summarizes our life policy and investment contract reserves:

(Dollars in millions)	September 30, 2020	December 31, 2019
Life policy reserves:
Ordinary/traditional life	$1,287	$1,226
Other	51	50
Subtotal	1,338	1,276
Investment contract reserves:
Deferred annuities	760	760
Universal life	646	640
Structured settlements	147	151
Other	9	8
Subtotal	1,562	1,559
Total life policy and investment contract reserves	$2,900	$2,835

Cincinnati Financial Corporation Third-Quarter 2020 10-Q

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

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Property casualty:
Deferred policy acquisition costs asset, beginning of period	$567	$526	$512	$464
Capitalized deferred policy acquisition costs	258	256	830	790
Amortized deferred policy acquisition costs	(274)	(257)	(791)	(729)
Deferred policy acquisition costs asset, end of period	$551	$525	$551	$525

Life:
Deferred policy acquisition costs asset, beginning of period	$267	$260	$262	$274
Capitalized deferred policy acquisition costs	14	15	43	46
Amortized deferred policy acquisition costs	(12)	(13)	(36)	(38)
Shadow deferred policy acquisition costs	(3)	(4)	(3)	(24)
Deferred policy acquisition costs asset, end of period	$266	$258	$266	$258

Consolidated:
Deferred policy acquisition costs asset, beginning of period	$834	$786	$774	$738
Capitalized deferred policy acquisition costs	272	271	873	836
Amortized deferred policy acquisition costs	(286)	(270)	(827)	(767)
Shadow deferred policy acquisition costs	(3)	(4)	(3)	(24)
Deferred policy acquisition costs asset, end of period	$817	$783	$817	$783

No premium deficiencies were recorded in the condensed consolidated statements of income, as the sum of the anticipated loss and loss expenses, policyholder dividends and unamortized deferred acquisition expenses did not exceed the related unearned premiums and anticipated investment income.

Cincinnati Financial Corporation Third-Quarter 2020 10-Q

NOTE 7 – Accumulated Other Comprehensive Income
Accumulated other comprehensive income (AOCI) includes changes in unrealized gains and losses on investments, changes in pension obligations and changes in life deferred acquisition costs, life policy reserves and other as follows:

(Dollars in millions)	Three months ended September 30,
	2020			2019
	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, beginning of period	$772	$162	$610	$488	$102	$386
OCI before investment gains and losses, net, recognized in net income	115	23	92	99	21	78
Investment gains and losses, net, recognized in net income	(3)	—	(3)	1	—	1
OCI	112	23	89	100	21	79
AOCI, end of period	$884	$185	$699	$588	$123	$465

Pension obligations:
AOCI, beginning of period	$(7)	$—	$(7)	$(15)	$(2)	$(13)
OCI excluding amortization recognized in net income	—	—	—	—	—	—
Amortization recognized in net income	—	—	—	—	—	—
OCI	—	—	—	—	—	—
AOCI, end of period	$(7)	$—	$(7)	$(15)	$(2)	$(13)

Life deferred acquisition costs, life policy reserves and other:
AOCI, beginning of period	$(8)	$(2)	$(6)	$(11)	$(2)	$(9)
OCI before investment gains and losses, net, recognized in net income	—	—	—	(3)	—	(3)
Investment gains and losses, net, recognized in net income	—	—	—	2	—	2
OCI	—	—	—	(1)	—	(1)
AOCI, end of period	$(8)	$(2)	$(6)	$(12)	$(2)	$(10)

Summary of AOCI:
AOCI, beginning of period	$757	$160	$597	$462	$98	$364
Investments OCI	112	23	89	100	21	79
Pension obligations OCI	—	—	—	—	—	—
Life deferred acquisition costs, life policy reserves and other OCI	—	—	—	(1)	—	(1)
Total OCI	112	23	89	99	21	78
AOCI, end of period	$869	$183	$686	$561	$119	$442

Cincinnati Financial Corporation Third-Quarter 2020 10-Q

(Dollars in millions)	Nine months ended September 30,
	2020			2019
	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, beginning of period	$590	$123	$467	$46	$9	$37
OCI before investment gains and losses, net, recognized in net income	222	46	176	542	114	428
Investment gains and losses, net, recognized in net income	72	16	56	—	—	—
OCI	294	62	232	542	114	428
AOCI, end of period	$884	$185	$699	$588	$123	$465

Pension obligations:
AOCI, beginning of period	$(9)	$—	$(9)	$(16)	$(2)	$(14)
OCI excluding amortization recognized in net income	—	—	—	—	—	—
Amortization recognized in net income	2	—	2	1	—	1
OCI	2	—	2	1	—	1
AOCI, end of period	$(7)	$—	$(7)	$(15)	$(2)	$(13)

Life deferred acquisition costs, life policy reserves and other:
AOCI, beginning of period	$(13)	$(3)	$(10)	$(1)	$—	$(1)
OCI before investment gains and losses, net, recognized in net income	5	1	4	(9)	(2)	(7)
Investment gains and losses, net, recognized in net income	—	—	—	(2)	—	(2)
OCI	5	1	4	(11)	(2)	(9)
AOCI, end of period	$(8)	$(2)	$(6)	$(12)	$(2)	$(10)

Summary of AOCI:
AOCI, beginning of period	$568	$120	$448	$29	$7	$22
Investments OCI	294	62	232	542	114	428
Pension obligations OCI	2	—	2	1	—	1
Life deferred acquisition costs, life policy reserves and other OCI	5	1	4	(11)	(2)	(9)
Total OCI	301	63	238	532	112	420
AOCI, end of period	$869	$183	$686	$561	$119	$442

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

Cincinnati Financial Corporation Third-Quarter 2020 10-Q

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

The table below summarizes our consolidated property casualty insurance net written premiums, earned premiums and incurred loss and loss expenses:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Direct written premiums	$1,386	$1,361	$4,383	$4,168
Assumed written premiums	55	41	267	203
Ceded written premiums	(48)	(50)	(180)	(162)
Net written premiums	$1,393	$1,352	$4,470	$4,209

Direct earned premiums	$1,439	$1,386	$4,198	$3,971
Assumed earned premiums	78	52	207	145
Ceded earned premiums	(67)	(62)	(163)	(156)
Earned premiums	$1,450	$1,376	$4,242	$3,960

Direct incurred loss and loss expenses	$1,039	$855	$2,915	$2,508
Assumed incurred loss and loss expenses	54	37	133	87
Ceded incurred loss and loss expenses	(22)	(28)	(40)	(78)
Incurred loss and loss expenses	$1,071	$864	$3,008	$2,517

Our life insurance company purchases reinsurance for protection of a portion of the risks that are written. Primary components of our life reinsurance program include individual mortality coverage, aggregate catastrophe and accidental death coverage in excess of certain deductibles.

The table below summarizes our consolidated life insurance earned premiums and contract holders' benefits incurred:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Direct earned premiums	$90	$87	$273	$256
Ceded earned premiums	(18)	(17)	(55)	(53)
Earned premiums	$72	$70	$218	$203

Direct contract holders' benefits incurred	85	87	270	259
Ceded contract holders' benefits incurred	(13)	(19)	(46)	(48)
Contract holders' benefits incurred	$72	$68	$224	$211

The ceded benefits incurred can vary depending on the type of life insurance policy held and the year the policy was issued.

Cincinnati Financial Corporation Third-Quarter 2020 10-Q

NOTE 9 – Income Taxes
The differences between the 21% statutory federal income tax rate and our effective income tax rate were as follows:

(Dollars in millions)	Three months ended September 30,				Nine months ended September 30,
	2020		2019		2020		2019
Tax at statutory rate:	$129	21.0%	$62	21.0%	$38	21.0%	$355	21.0%
Increase (decrease) resulting from:
Tax-exempt income from municipal bonds	(5)	(0.8)	(5)	(1.7)	(15)	(8.2)	(14)	(0.8)
Dividend received exclusion	(5)	(0.8)	(3)	(1.0)	(13)	(7.1)	(11)	(0.7)
Other	11	1.8	(8)	(2.7)	6	3.0	(10)	(0.6)
Provision for income taxes	$130	21.2%	$46	15.6%	$16	8.7%	$320	18.9%

The provision for federal income taxes is based upon filing a consolidated income tax return for the company and its domestic subsidiaries.

We continue to believe that after considering all positive and negative evidence of taxable income in the carryback and carryforward periods as permitted by law, it is more likely than not that all of the deferred tax assets on our U.S. domestic operations will be realized. As a result, we have no valuation allowance for our U.S. domestic operations as of September 30, 2020 and December 31, 2019. As more fully discussed below, we do carry a valuation allowance on the deferred tax assets related to Cincinnati Global.

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

Unrecognized Tax Benefits
As of September 30, 2020 and December 31, 2019, we had a gross unrecognized tax benefit of $34 million. There were no changes to this amount during the first nine months of 2020. It is reasonably possible that within the next 12 months, our unrecognized tax benefit could change when the IRS completes its examination of the tax year ended December 31, 2018.

Cincinnati Global
As a result of operations for the three and nine months ended September 30, 2020, Cincinnati Global, our London-based global specialty underwriter, increased their net deferred assets $15 million and $13 million with an offsetting increase of $15 million and $13 million to their valuation allowance. As of September 30, 2020, Cincinnati Global had a net deferred tax asset of $54 million and an offsetting valuation allowance of $54 million.

Deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized. After considering all positive and negative evidence related to the Cincinnati Global operations, we continue to believe it is appropriate to carry a valuation allowance as of September 30, 2020.

As of September 30, 2020, Cincinnati Global had operating loss carryforwards of $178 million in the United Kingdom. These Cincinnati Global losses can only be utilized within Cincinnati Global in the United Kingdom and cannot offset the income of our domestic operations in the United States. Other than the Cincinnati Global loss carryforwards, we had no other operating or capital loss carryforwards as of September 30, 2020.

Cincinnati Financial Corporation Third-Quarter 2020 10-Q

NOTE 10 – Net Income Per Common Share
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are computed based on the weighted average number of common and dilutive potential common shares outstanding using the treasury stock method. The table shows calculations for basic and diluted earnings per share:

(In millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Numerator:
Net income—basic and diluted	$484	$248	$167	$1,371
Denominator:
Basic weighted-average common shares outstanding	160.9	163.3	161.3	163.2
Effect of share-based awards:
Stock options	0.5	1.4	0.7	1.2
Nonvested shares	0.6	0.9	0.5	0.7
Diluted weighted-average shares	162.0	165.6	162.5	165.1
Earnings per share:
Basic	$3.01	$1.51	$1.03	$8.40
Diluted	$2.99	$1.49	$1.03	$8.30
Number of anti-dilutive share-based awards	1.4	—	1.4	0.4

The sources of dilution of our common shares are certain equity-based awards. See our 2019 Annual Report on Form 10-K, Item 8, Note 17, Share-Based Associate Compensation Plans, Page 176, for information about share-based awards. The above table shows the number of anti-dilutive share-based awards for the three and nine months ended September 30, 2020 and 2019. These share-based awards were not included in the computation of net income per common share (diluted) because their exercise would have anti-dilutive effects.

NOTE 11 – Employee Retirement Benefits
The following summarizes the components of net periodic benefit cost for our qualified and supplemental pension plans:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Service cost	$2	$2	$7	$6
Non-service costs (benefit):
Interest cost	3	4	9	10
Expected return on plan assets	(5)	(5)	(16)	(15)
Amortization of actuarial loss and prior service cost	—	—	2	1
Other	—	—	—	1
Total non-service benefit	(2)	(1)	(5)	(3)
Net periodic benefit cost	$—	$1	$2	$3

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
Cincinnati Financial Corporation Third-Quarter 2020 10-Q

We made matching contributions totaling $6 million to our 401(k) and Top Hat savings plans during both the third quarters of 2020 and 2019 and contributions of $18 million and $15 million for the first nine months of 2020 and 2019, respectively.

We made no contributions to our qualified pension plan during the first nine months of 2020.

NOTE 12 – Commitments and Contingent Liabilities
In the ordinary course of conducting business, the company and its subsidiaries are named as defendants in various legal proceedings. Most of these proceedings are claims litigation involving the company's insurance subsidiaries in which the company is either defending or providing indemnity for third-party claims brought against insureds or litigating first-party coverage claims. Recently, these proceedings have included claims for coverage under commercial property policies for economic losses related to the COVID-19 pandemic. The company accounts for such activity through the establishment of unpaid loss and loss expense reserves. We believe that the ultimate liability, if any, with respect to such claims litigation, after consideration of provisions made for potential losses and costs of defense, is immaterial to our consolidated financial condition, results of operations and cash flows. Future court decisions and interpretations, as well as future changes, if any, in legislation could create uncertainties and additional liabilities may arise for amounts in excess of the company's current insurance reserves and could have a material effect on the company's consolidated results of operations or cash flows.

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
•Commercial lines insurance
•Personal lines insurance
•Excess and surplus lines insurance
•Life insurance
•Investments

We report as Other the noninvestment operations of the parent company and its noninsurer subsidiary, CFC Investment Company. We also report as Other the underwriting results of Cincinnati Re and Cincinnati Global. See our 2019 Annual Report on Form 10-K, Item 8, Note 18, Segment Information, Page 179, for a description of revenue, income or loss before income taxes and identifiable assets for each of the five segments.

Cincinnati Financial Corporation Third-Quarter 2020 10-Q

Segment information is summarized in the following table:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues:
Commercial lines insurance
Commercial casualty	$290	$277	$868	$822
Commercial property	252	241	755	709
Commercial auto	189	179	563	524
Workers' compensation	64	73	207	224
Other commercial	70	64	205	188
Commercial lines insurance premiums	865	834	2,598	2,467
Fee revenues	1	1	3	3
Total commercial lines insurance	866	835	2,601	2,470

Personal lines insurance
Personal auto	154	156	462	466
Homeowner	165	154	487	450
Other personal	48	44	141	130
Personal lines insurance premiums	367	354	1,090	1,046
Fee revenues	1	1	3	3
Total personal lines insurance	368	355	1,093	1,049

Excess and surplus lines insurance	82	72	238	202
Fee revenues	—	1	1	2
Total excess and surplus lines insurance	82	73	239	204

Life insurance premiums	72	70	218	203
Fee revenues	—	1	1	3
Total life insurance	72	71	219	206

Investments
Investment income, net of expenses	167	161	498	478
Investment gains and losses, net	533	86	(132)	1,113
Total investment revenue	700	247	366	1,591

Other
Premiums	136	116	316	245
Other	3	3	8	7
Total other revenues	139	119	324	252
Total revenues	$2,227	$1,700	$4,842	$5,772

Income (loss) before income taxes:
Insurance underwriting results
Commercial lines insurance	$(20)	$56	$(32)	$144
Personal lines insurance	(2)	3	(24)	4
Excess and surplus lines insurance	11	12	19	40
Life insurance	6	5	9	2
Investments	674	222	289	1,517
Other	(55)	(4)	(78)	(16)
Total income before income taxes	$614	$294	$183	$1,691

Identifiable assets:	September 30, 2020	December 31, 2019
Property casualty insurance	$3,796	$3,437
Life insurance	1,619	1,516
Investments	20,155	19,583
Other	800	872
Total	$26,370	$25,408

Cincinnati Financial Corporation Third-Quarter 2020 10-Q

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

SAFE HARBOR STATEMENT
This is our “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995. Our business is subject to certain risks and uncertainties that may cause actual results to differ materially from those suggested by the forward-looking statements in this report. Some of those risks and uncertainties are discussed in our 2019 Annual Report on Form 10-K, Item 1A, Risk Factors, Page 35 and Item 1A, Risk Factors in our subsequent Quarterly Reports on Form 10-Q.
Factors that could cause or contribute to such differences include, but are not limited to:
•Effects of the COVID-19 pandemic that could affect results for reasons such as:
◦Securities market disruption or volatility and related effects such as decreased economic activity that affect the company’s investment portfolio and book value
◦An unusually high level of claims in our insurance or reinsurance operations that increase litigation-related expenses
◦An unusually high level of insurance losses, including risk of legislation or court decisions extending business interruption insurance in commercial property coverage forms to cover claims for pure economic loss related to the COVID-19 pandemic
◦Decreased premium revenue and cash flow from disruption to our distribution channel of independent agents, consumer self-isolation, travel limitations, business restrictions and decreased economic activity
◦Inability of our workforce, agencies or vendors to perform necessary business functions
•Unusually high levels of catastrophe losses due to risk concentrations, changes in weather patterns, environmental events, terrorism incidents or other causes
•Increased frequency and/or severity of claims or development of claims that are unforeseen at the time of policy issuance
•Inadequate estimates, assumptions or reliance on third-party data used for critical accounting estimates
•Declines in overall stock market values negatively affecting the company’s equity portfolio and book value
•Prolonged low interest rate environment or other factors that limit the company’s ability to generate growth in investment income or interest rate fluctuations that result in declining values of fixed-maturity investments, including declines in accounts in which we hold bank-owned life insurance contract assets
•Domestic and global events resulting in capital market or credit market uncertainty, followed by prolonged periods of economic instability or recession, that lead to:
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
Cincinnati Financial Corporation Third-Quarter 2020 10-Q

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

Cincinnati Financial Corporation Third-Quarter 2020 10-Q

CORPORATE FINANCIAL HIGHLIGHTS
Net Income and Comprehensive Income Data

(Dollars in millions, except per share data)	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change
Earned premiums	$1,522	$1,446	5	$4,460	$4,163	7
Investment income, net of expenses (pretax)	167	161	4	498	478	4
Investment gains and losses, net (pretax)	533	86	520	(132)	1,113	nm
Total revenues	2,227	1,700	31	4,842	5,772	(16)
Net income	484	248	95	167	1,371	(88)
Comprehensive income	573	326	76	405	1,791	(77)
Net income per share—diluted	2.99	1.49	101	1.03	8.30	(88)
Cash dividends declared per share	0.60	0.56	7	1.80	1.68	7
Diluted weighted average shares outstanding	162.0	165.6	(2)	162.5	165.1	(2)

Total revenues rose 31% for the third quarter of 2020, compared with the third quarter of 2019, primarily due to increases in net investment gains and earned premiums. For the first nine months of 2020, compared with the first nine months of 2019, total revenues decreased 16%, as higher earned premiums were offset by net investment losses. Premium and investment revenue trends are discussed further in the respective sections of Financial Results.

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

Net income for the third quarter of 2020, compared with the same period of 2019, increased $236 million, including increases of $352 million in after-tax net investment gains and $6 million in after-tax investment income, partially offset by a $106 million decrease in after-tax property casualty underwriting income. Third-quarter 2020 catastrophe losses, mostly weather related, were $152 million higher after taxes and unfavorably affected both net income and property casualty underwriting income. Life insurance segment results on a pretax basis improved $1 million compared with the third quarter of 2019.

For the first nine months of 2020, net income decreased $1.204 billion, compared with the same period of 2019, including decreases of $984 million in after-tax investment gains and losses and $229 million in after-tax property casualty underwriting income, partially offset by a $18 million improvement in after-tax investment income. The property casualty underwriting income decrease included an unfavorable $273 million after-tax effect from higher catastrophe losses. Life insurance segment results improved by $7 million on a pretax basis.

During much of the first nine months of 2020, the novel coronavirus (SARS-CoV-2 or COVID-19), recognized as a pandemic by the World Health Organization, caused significant economic effects where we operate, including temporary closures of many businesses and reduced consumer spending due to shelter-in-place, stay-at-home and other governmental actions. Those orders and the uncertainty surrounding COVID-19 had broad financial market effects and caused significant market disruption and volatility. The stock market volatility was a major contributor to the nine-month revenue and net income decreases discussed above, and below in this quarterly report Item 2, Investments Results.

The health and safety of our associates, agents and policyholders is at the top of the company's priorities. As stay-at-home actions were enacted, we promptly and effectively transitioned most of our headquarters associates to working from home. We provided the technology necessary to keep the business running, as associates continued writing and collecting insurance premiums, processing claims and performing other operational functions. They joined our field associates who already worked from home, providing agents and policyholders with outstanding service. At the end of the third quarter of 2020, nearly all of our associates continued to work from home.

Cincinnati Financial Corporation Third-Quarter 2020 10-Q

The COVID-19 pandemic slowed the growth of our premium revenues for the third quarter and first nine months of 2020, including new business written premiums. Premium growth by segment is discussed below in Financial Results. For future periods, renewal premium or new business premium amounts could further decline if the basis for policy premiums, such as sales and payrolls of businesses we insure, decrease as a result of the pandemic and a weakened economy. In addition, the ultimate effects of recent or future government-ordered moratoriums or deferral of premium payments related to our insurance policies are uncertain and may further adversely affect premium growth. We are not able to determine premium effects for future periods.

During the third quarter of 2020, there were no material changes to our estimates for incurred losses and expenses related to the pandemic. For the first nine months of 2020, pandemic-related incurred losses and expenses totaled $72 million. The total included $22 million for legal expenses in defense of business interruption claims, $16 million for Cincinnati Re® losses, $10 million for Cincinnati Global Underwriting Ltd.TM (Cincinnati Global) losses, $8 million for credit losses related to uncollectible premiums and $16 million for the Stay-at-Home policyholder credit for personal auto policies.

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

The board of directors is committed to rewarding shareholders directly through cash dividends and through share repurchase authorizations. Through 2019, the company had increased the annual cash dividend rate for 59 consecutive years, a record we believe is matched by only seven other publicly traded companies. In January 2020, the board of directors increased the regular quarterly dividend to 60 cents per share, setting the stage for our 60th consecutive year of increasing cash dividends. During the first nine months of 2020, cash dividends declared by the company increased 7% compared with the same period of 2019. Our board regularly evaluates relevant factors in decisions related to dividends and share repurchases. The 2020 dividend increase reflected our strong earnings performance and signaled management's and the board's positive outlook and confidence in our outstanding capital, liquidity and financial flexibility.

Cincinnati Financial Corporation Third-Quarter 2020 10-Q

Balance Sheet Data and Performance Measures

(Dollars in millions, except share data)	At September 30,	At December 31,
	2020	2019
Total investments	$20,299	$19,746
Total assets	26,370	25,408
Short-term debt	123	39
Long-term debt	788	788
Shareholders' equity	9,745	9,864
Book value per share	60.57	60.55
Debt-to-total-capital ratio	8.5%	7.7%

Total assets at September 30, 2020, increased 4% compared with year-end 2019, and included a 3% increase in total investments that reflected a combination of net purchases and higher fair values for many securities in our portfolio. Shareholders' equity decreased 1% and book value per share increased slightly during the first nine months of 2020. Our debt-to-total-capital ratio (capital is the sum of debt plus shareholders' equity) increased compared with year-end 2019.

Our value creation ratio is our primary performance metric. That ratio was 3% for the first nine months of 2020, and was significantly lower than the same period in 2019, primarily due to a lower amount of overall net gains from our investment portfolio. The $0.02 increase in book value per share during the first nine months of 2020 contributed less than 0.1 percentage points to the value creation ratio, while dividends declared at $1.80 per share contributed 3.0 points. Value creation ratios by major components and in total, along with calculations from per-share amounts, are shown in the tables below.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Value creation ratio major components:
Net income before investment gains	0.7%	2.0%	2.8%	6.3%
Change in fixed-maturity securities, realized and unrealized gains	1.0	0.8	1.8	5.4
Change in equity securities, investment gains	4.5	0.8	(0.5)	11.2
Other	0.1	0.0	(1.1)	(0.1)
Value creation ratio	6.3%	3.6%	3.0%	22.8%

Cincinnati Financial Corporation Third-Quarter 2020 10-Q

(Dollars are per share)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Value creation ratio:
End of period book value*	$60.57	$57.37	$60.57	$57.37
Less beginning of period book value	57.56	55.92	60.55	48.10
Change in book value	3.01	1.45	0.02	9.27
Dividend declared to shareholders	0.60	0.56	1.80	1.68
Total value creation	$3.61	$2.01	$1.82	$10.95

Value creation ratio from change in book value**	5.2%	2.6%	0.0%	19.3%
Value creation ratio from dividends declared to shareholders***	1.1	1.0	3.0	3.5
Value creation ratio	6.3%	3.6%	3.0%	22.8%

* Book value per share is calculated by dividing end of period total shareholders' equity by end of period shares outstanding
** Change in book value divided by the beginning of period book value
*** Dividend declared to shareholders divided by beginning of period book value

DRIVERS OF LONG-TERM VALUE CREATION
Operating through The Cincinnati Insurance Company, Cincinnati Financial Corporation is one of the 25 largest property casualty insurers in the nation, based on 2019 net written premiums for approximately 2,000 U.S. stock and mutual insurer groups. We market our insurance products through a select group of independent insurance agencies as discussed in our 2019 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 5. At September 30, 2020, we actively marketed through agencies located in 45 states. We maintain a long-term perspective that guides us in addressing immediate challenges or opportunities while focusing on the major decisions that best position our company for success through all market cycles.

To measure our long-term progress in creating shareholder value, our value creation ratio is our primary financial performance target. As discussed in our 2019 Annual Report on Form 10-K, Item 7, Executive Summary, Page 51, management believes this measure is a meaningful indicator of our long-term progress in creating shareholder value and has three primary performance drivers:

•Premium growth – We believe our agency relationships and initiatives can lead to a property casualty written premium growth rate over any five-year period that exceeds the industry average. For the first nine months of 2020, our consolidated property casualty net written premium year-over-year growth was 6%, comparing favorably with the industry’s 3% growth rate reported by A.M. Best for the first six months of 2020. For the five-year period 2015 through 2019, our growth rate exceeded that of the industry. The industry's growth rate excludes its mortgage and financial guaranty lines of business.
•Combined ratio – We believe our underwriting philosophy and initiatives can generate a GAAP combined ratio over any five-year period that is consistently within the range of 95% to 100%. For the first nine months of 2020, our GAAP combined ratio was 101.8%, including 15.1 percentage points of current accident year catastrophe losses partially offset by 2.1 percentage points of favorable loss reserve development on prior accident years. Our statutory combined ratio was 99.5% for the first nine months of 2020, comparing unfavorably with the 97.6% reported for the industry by A.M. Best for the first six months of 2020, and reflecting our catastrophe loss ratio approximately 6 percentage points higher than the industry for the first six months of the year. The industry's ratio again excludes its mortgage and financial guaranty lines of business.
•Investment contribution – We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year return of the Standard & Poor's 500 Index. For the first nine months of 2020, pretax investment income was $498 million, up 4% compared with the same period in 2019. We believe our investment portfolio mix provides an appropriate balance of income stability and growth with capital appreciation potential.

Cincinnati Financial Corporation Third-Quarter 2020 10-Q

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
We continue to enhance our property casualty underwriting expertise and to effectively and efficiently underwrite individual policies and process transactions. Ongoing initiatives supporting this work include expanding our pricing and segmentation capabilities through experience and use of predictive analytics and additional data. Our segmentation efforts emphasize identification and retention of insurance policies we believe have relatively stronger pricing, while seeking more aggressive renewal terms and conditions on policies we believe have relatively weaker pricing. In 2020, we are continuing to improve underwriting and rate adequacy for our commercial auto and homeowner lines of business. Our commercial auto policies that renewed during the first nine months of 2020 experienced an estimated average price increase at percentages in the high-single-digit range, and our homeowner policies that renewed during that period averaged an estimated price increase at percentages in the mid-single-digit range.
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
We continue to appoint new agencies to develop additional points of distribution. In 2020, we are planning approximately 125 appointments of independent agencies that offer most or all of our property casualty insurance products. During the first nine months of 2020, we appointed 105 new agencies that meet that criteria.
We also plan to appoint additional agencies that focus on high net worth personal lines clients. In 2020, we targeted the appointment of approximately 35 agencies that market only personal lines products for us. During the first nine months of 2020, we appointed 41 new agencies that meet that criteria.
As of September 30, 2020, a total of 1,832 agency relationships market our property casualty insurance products from 2,550 reporting locations. The totals do not include Lloyd's brokers or coverholders that source business for Cincinnati Global.
We also continue to grow premiums through the disciplined expansion of Cincinnati Re and the acquisition of Cincinnati Global. During the first nine months of 2020, Cincinnati Re contributed $50 million of growth in consolidated property casualty insurance net written premiums while Cincinnati Global contributed $26 million. We also believe that over time Cincinnati Global will provide opportunities to support business produced by our independent agencies in new geographies and lines of business.

Cincinnati Financial Corporation Third-Quarter 2020 10-Q

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

At September 30, 2020, we held $3.575 billion of our cash and invested assets at the parent-company level, of which $3.280 billion, or 91.7%, was invested in common stocks, and $135 million, or 3.8%, was cash or cash equivalents. Our debt-to-total-capital ratio was 8.5% at September 30, 2020. Another important indicator of financial strength is our ratio of property casualty net written premiums to statutory surplus, which was 1.0-to-1 for the 12 months ended September 30, 2020, matching year-end 2019.

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

At October 23, 2020, our insurance subsidiaries continued to be highly rated.

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
Cincinnati Financial Corporation Third-Quarter 2020 10-Q

CONSOLIDATED PROPERTY CASUALTY INSURANCE HIGHLIGHTS
Consolidated property casualty insurance results include premiums and expenses for our standard market insurance segments (commercial lines and personal lines), our excess and surplus lines segment, Cincinnati Re and our London-based global specialty underwriter Cincinnati Global.

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change
Earned premiums	$1,450	$1,376	5	$4,242	$3,960	7
Fee revenues	2	3	(33)	7	8	(13)
Total revenues	1,452	1,379	5	4,249	3,968	7
Loss and loss expenses from:
Current accident year before catastrophe losses	807	829	(3)	2,456	2,417	2
Current accident year catastrophe losses	275	87	216	643	303	112
Prior accident years before catastrophe losses	(3)	(39)	92	(72)	(178)	60
Prior accident years catastrophe losses	(8)	(13)	38	(19)	(25)	24
Loss and loss expenses	1,071	864	24	3,008	2,517	20
Underwriting expenses	432	432	0	1,309	1,229	7
Underwriting profit (loss)	$(51)	$83	nm	$(68)	$222	nm

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	55.7%	60.3%	(4.6)	57.9%	61.0%	(3.1)
Current accident year catastrophe losses	18.9	6.2	12.7	15.1	7.7	7.4
Prior accident years before catastrophe losses	(0.2)	(2.8)	2.6	(1.7)	(4.5)	2.8
Prior accident years catastrophe losses	(0.6)	(0.9)	0.3	(0.4)	(0.6)	0.2
Loss and loss expenses	73.8	62.8	11.0	70.9	63.6	7.3
Underwriting expenses	29.8	31.4	(1.6)	30.9	31.0	(0.1)
Combined ratio	103.6%	94.2%	9.4	101.8%	94.6%	7.2

Combined ratio	103.6%	94.2%	9.4	101.8%	94.6%	7.2
Contribution from catastrophe losses and prior years reserve development	18.1	2.5	15.6	13.0	2.6	10.4
Combined ratio before catastrophe losses and prior years reserve development	85.5%	91.7%	(6.2)	88.8%	92.0%	(3.2)

The COVID-19 pandemic and related economic effects slowed the rate of our premium growth for the third quarter and first nine months of 2020. Consolidated property casualty net written premiums grew 3% for third-quarter 2020 and 6% for the second quarter, following growth of 10% for both the first quarter of 2020 and full-year 2019. For the first nine months of 2020, net written premiums grew 6%, compared with 9% for the same period of 2019. In addition to reduced insured exposure levels that affected some lines of business, new business written premiums for both the second and third quarter of 2020 decreased compared with the same periods a year ago, contributing to the slowed growth in net written premiums.

New business written premiums decreased 2% for the third quarter of 2020, compared with third-quarter 2019. While the number of submissions from agents for us to quote premiums for policies were generally higher than the year-ago period, we experienced a higher rate of our underwriters declining to quote on those submissions in third-quarter 2020, particularly for our commercial lines and excess and surplus lines insurance segments. For policies that renewed during the third quarter of 2020, higher average pricing offset some of the factors that slowed premium growth. Regardless of future policy submission volume and pricing changes, new business and renewal premium amounts could decline if the exposure basis for policy premiums, such as sales and payrolls of businesses we insure, decrease as a result of a weakened economy. We are not able to determine other effects of the pandemic on future periods.

Cincinnati Financial Corporation Third-Quarter 2020 10-Q

Loss experience for our insurance operations is influenced by many factors as discussed in further detail in Financial Results by property casualty insurance segment. Consolidated property casualty paid losses before catastrophe effects for the third quarter of 2020 decreased by 18% compared with third-quarter 2019. Each major line of business decreased, ranging from 12% to 24%, with the commercial lines insurance segment decreasing by 16% and the personal lines insurance segment decreasing by 21%. As a ratio to earned premiums, paid losses before catastrophe effects were 9.5 percentage points lower than the same period a year ago, but were mostly offset by the change in loss reserves that increased by 7.2 points. For the first nine months of 2020, compared with a year ago, ratios before catastrophe effects were 8.7 percentage points lower for paid losses and 7.4 points higher for the change in loss reserves. For future periods, factors that reduce exposure to certain insurance losses, such as fewer vehicular miles driven or reduced sales and payrolls for businesses, could cause a reduction in future losses that generally correspond to reduced premiums. However, there could be losses or legal expenses that occur independent of changes in mileage, sales or payrolls of businesses we insure. We are not able to determine premium or loss effects for future periods.

Our consolidated property casualty insurance operations generated an underwriting loss of $51 million for the third quarter of 2020 and $68 million for the first nine months of 2020. The decreases of $134 million and $290 million, respectively, compared with the same periods of 2019, included unfavorable increases of $193 million and $346 million in losses from catastrophes, mostly caused by severe weather. We believe future property casualty underwriting results will continue to benefit from price increases and our ongoing initiatives to improve pricing precision and loss experience related to claims and loss control practices.
For all property casualty lines of business in aggregate, net loss and loss expense reserves at September 30, 2020, were $661 million higher, or 12%, than at year-end 2019, including an increase of $457 million for the IBNR portion.

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

Our consolidated property casualty combined ratio for the third quarter of 2020 increased by 9.4 percentage points, compared with the same period of 2019, including an increase of 13.0 points from higher catastrophe losses and loss expenses. For the first nine months of 2020, compared with the 2019 nine-month period, our combined ratio increased by 7.2 percentage points, including an increase of 7.6 points from higher catastrophe losses and loss expenses.
The combined ratio can be affected significantly by natural catastrophe losses and other large losses as discussed in detail below. The combined ratio can also be affected by updated estimates of loss and loss expense reserves established for claims that occurred in prior periods, referred to as prior accident years. Net favorable development on prior accident year reserves, including reserves for catastrophe losses, benefited the combined ratio by 2.1 percentage points in the first nine months of 2020, compared with 5.1 percentage points in the same period of 2019. Net favorable development is discussed in further detail in Financial Results by property casualty insurance segment.

The ratio for current accident year loss and loss expenses before catastrophe losses improved in the first nine months of 2020. That 57.9% ratio was 3.1 percentage points lower, compared with the 61.0% accident year 2019 ratio measured as of September 30, 2019, including a decrease of 0.1 points in the ratio for large losses of $1 million or more per claim, discussed below.

The underwriting expense ratio decreased for the third quarter and first nine months of 2020, compared with the same periods a year ago. The decreases were primarily due to lower levels of profit-sharing commissions for agencies and business travel spending for associates, in addition to ongoing expense management efforts and higher earned premiums. The decreases were partially offset by a second-quarter 2020 Stay-at-Home policyholder credit for personal auto policies and higher credit losses due to uncollectible premiums.
Cincinnati Financial Corporation Third-Quarter 2020 10-Q

Consolidated Property Casualty Insurance Premiums

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change
Agency renewal written premiums	$1,153	$1,119	3	$3,595	$3,435	5
Agency new business written premiums	189	192	(2)	614	585	5
Other written premiums	51	40	28	261	188	39
Net written premiums	1,393	1,351	3	4,470	4,208	6
Unearned premium change	57	25	(128)	(228)	(248)	8
Earned premiums	$1,450	$1,376	5	$4,242	$3,960	7

The trends in net written premiums and earned premiums summarized in the table above include the effects of price increases. Price change trends that heavily influence renewal written premium increases or decreases, along with other premium growth drivers for 2020, are discussed in more detail by segment below in Financial Results.

Consolidated property casualty net written premiums for the three and nine months ended September 30, 2020, grew $42 million and $262 million compared with the same periods of 2019. Our premium growth initiatives from prior years have provided an ongoing favorable effect on growth during the current year, particularly as newer agency relationships mature over time.

Consolidated property casualty agency new business written premiums decreased by $3 million for the third quarter of 2020 but grew $29 million for the first nine months of the year, compared with the same periods of 2019. The nine-month increase was primarily from our commercial lines insurance segment. New agency appointments during 2019 and 2020 produced a $45 million increase in standard lines new business for the first nine months of 2020 compared with the same period of 2019. As we appoint new agencies that choose to move accounts to us, we report these accounts as new business. While this business is new to us, in many cases it is not new to the agent. We believe these seasoned accounts tend to be priced more accurately than business that may be less familiar to our agent upon obtaining it from a competing agent.

Net written premiums for Cincinnati Re, included in other written premiums, increased by $19 million and $50 million for the three and nine months ended September 30, 2020, compared with the same periods of 2019, to $54 million and $242 million, respectively. Cincinnati Re assumes risks through reinsurance treaties and in some cases cedes part of the risk and related premiums to one or more unaffiliated reinsurance companies through transactions known as retrocessions.

Cincinnati Global also contributed to the increase in other written premiums, following our acquisition of it on February 28, 2019. Net written premiums decreased by less than $1 million for the third quarter of 2020 and increased by $26 million for the nine months ended September 30, 2020, compared with the third quarter and seven-month periods in 2019, to $38 million and $129 million, respectively.

Other written premiums also include premiums ceded to reinsurers as part of our reinsurance ceded program. An increase in ceded premiums decreased net written premiums by $3 million for the third quarter of 2020, compared with third-quarter 2019. A decrease in ceded premiums increased net written premiums by $1 million for the first nine months of 2020, compared with the same period of 2019. Both 2020 periods included $3 million of reinstatement premiums for our property catastrophe reinsurance treaty.

Catastrophe losses and loss expenses typically have a material effect on property casualty results and can vary significantly from period to period. Losses from catastrophes contributed 18.3 and 14.7 percentage points to the combined ratio in the third quarter and first nine months of 2020, compared with 5.3 and 7.1 percentage points in the same periods of 2019.

Cincinnati Financial Corporation Third-Quarter 2020 10-Q

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

Cincinnati Financial Corporation Third-Quarter 2020 10-Q

The following table shows consolidated property casualty insurance catastrophe losses and loss expenses incurred, net of reinsurance, as well as the effect of loss development on prior period catastrophe events. We individually list declared catastrophe events for which our incurred losses reached or exceeded $10 million.

Consolidated Property Casualty Insurance Catastrophe Losses and Loss Expenses Incurred

(Dollars in millions, net of reinsurance)		Three months ended September 30,					Nine months ended September 30,
		Comm.	Pers.	E&S			Comm.	Pers.	E&S
Dates	Region	lines	lines	lines	Other	Total	lines	lines	lines	Other	Total
2020
Jan. 10-12	Midwest, Northeast, South	$—	$—	$—	$—	$—	$6	$5	$—	$—	$11
Feb. 5-8	Northeast, South	—	—	—	—	—	10	5	—	—	15
Mar. 2-4	Midwest, South	(3)	—	—	—	(3)	61	8	—	5	74
Mar. 27-30	Midwest, Northeast, South	—	1	—	—	1	23	14	—	—	37
Apr. 7-9	Midwest, Northeast, South	2	4	—	—	6	29	29	—	—	58
Apr. 10-14	Midwest, Northeast, South	—	—	—	—	—	23	27	—	—	50
May 4-5	Midwest, South	1	—	—	—	1	23	5	—	—	28
May 26 - Jun. 8	Midwest, Northeast, South, West	(1)	—	—	—	(1)	18	—	1	8	27
Jul. 10-12	Midwest, South	14	14	—	—	28	14	14	—	—	28
Jul. 30 - Aug. 5	International, South, Northeast	6	21	—	—	27	6	21	—	—	27
Aug. 8-11	Midwest	84	19	—	—	103	84	19	—	—	103
Aug. 26-28	South (Laura)	2	2	—	42	46	2	2	—	42	46
Sep. 7-16	West	12	3	—	—	15	12	3	—	—	15
Sep. 14-18	South (Sally)	6	8	—	14	28	6	8	—	14	28
All other 2020 catastrophes		5	14	1	4	24	26	61	3	6	96
Development on 2019 and prior catastrophes		1	(3)	—	(6)	(8)	(8)	(8)	—	(3)	(19)
Calendar year incurred total		$129	$83	$1	$54	$267	$335	$213	$4	$72	$624

2019
Jan. 29-Feb. 1	Midwest, Northeast	$(1)	$—	$—	$—	$(1)	$10	$10	$—	$1	$21
Feb. 23-26	Midwest, Northeast, South	(1)	—	—	—	(1)	10	10	—	—	20
Mar. 12-17	Midwest, Northeast, West, South	—	(2)	—	2	—	5	4	—	4	13
May 16-17	Midwest	3	—	—	—	3	9	6	—	—	15
May 26-28	Midwest, Northeast, West, South	(2)	1	—	—	(1)	76	25	—	—	101
Aug. 4-5	Midwest	5	7	—	—	12	5	7	—	—	12
Aug. 10-11	West	24	1	—	—	25	24	1	—	—	25
Aug. 28-Sep. 6	International, South (Dorian)	3	1	—	13	17	3	1	—	13	17
All other 2019 catastrophes		8	17	1	7	33	34	37	1	7	79
Development on 2018 and prior catastrophes		(4)	(2)	—	(7)	(13)	(18)	3	—	(10)	(25)
Calendar year incurred total		$35	$23	$1	$15	$74	$158	$104	$1	$15	$278

Cincinnati Financial Corporation Third-Quarter 2020 10-Q

The following table includes data for losses incurred of $1 million or more per claim, net of reinsurance.

Consolidated Property Casualty Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change
Current accident year losses greater than $5 million	$21	$(1)	nm	$40	$13	208
Current accident year losses $1 million - $5 million	46	76	(39)	149	166	(10)
Large loss prior accident year reserve development	(3)	33	nm	30	54	(44)
Total large losses incurred	64	108	(41)	219	233	(6)
Losses incurred but not reported	38	(24)	nm	251	9	nm
Other losses excluding catastrophe losses	550	566	(3)	1,455	1,606	(9)
Catastrophe losses	261	70	273	611	268	128
Total losses incurred	$913	$720	27	$2,536	$2,116	20

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	1.5%	(0.1)%	1.6	0.9%	0.3%	0.6
Current accident year losses $1 million - $5 million	3.2	5.5	(2.3)	3.5	4.2	(0.7)
Large loss prior accident year reserve development	(0.3)	2.4	(2.7)	0.8	1.4	(0.6)
Total large loss ratio	4.4	7.8	(3.4)	5.2	5.9	(0.7)
Losses incurred but not reported	2.6	(1.8)	4.4	5.9	0.2	5.7
Other losses excluding catastrophe losses	38.0	41.2	(3.2)	34.3	40.5	(6.2)
Catastrophe losses	18.0	5.1	12.9	14.4	6.8	7.6
Total loss ratio	63.0%	52.3%	10.7	59.8%	53.4%	6.4

We believe the inherent variability of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the variability in addition to general inflationary trends in loss costs. Our analysis continues to indicate no unexpected concentration of large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The third-quarter 2020 property casualty total large losses incurred of $64 million, net of reinsurance, were lower than the $80 million quarterly average during full-year 2019 and lower than the $108 million experienced for the third quarter of 2019. The ratio for these large losses was 3.4 percentage points lower compared with last year's third quarter. The third-quarter 2020 amount of total large losses incurred favorably contributed to the decrease in the nine-month 2020 total large loss ratio, compared with 2019, as it offset a first-half 2020 ratio that was 0.8 points higher than the first half of 2019. We believe results for the three- and nine-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million. Losses by size are discussed in further detail in results of operations by property casualty insurance segment.
FINANCIAL RESULTS
Consolidated results reflect the operating results of each of our five segments along with the parent company, Cincinnati Re, Cincinnati Global and other activities reported as "Other." The five segments are:
•Commercial lines insurance
•Personal lines insurance
•Excess and surplus lines insurance
•Life insurance
•Investments

Cincinnati Financial Corporation Third-Quarter 2020 10-Q

COMMERCIAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change
Earned premiums	$865	$834	4	$2,598	$2,467	5
Fee revenues	1	1	0	3	3	0
Total revenues	866	835	4	2,601	2,470	5
Loss and loss expenses from:
Current accident year before catastrophe losses	500	504	(1)	1,540	1,518	1
Current accident year catastrophe losses	128	39	228	343	176	95
Prior accident years before catastrophe losses	(9)	(29)	69	(51)	(135)	62
Prior accident years catastrophe losses	1	(4)	nm	(8)	(18)	56
Loss and loss expenses	620	510	22	1,824	1,541	18
Underwriting expenses	266	269	(1)	809	785	3
Underwriting profit (loss)	$(20)	$56	nm	$(32)	$144	nm

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	57.8%	60.5%	(2.7)	59.2%	61.5%	(2.3)
Current accident year catastrophe losses	14.7	4.6	10.1	13.2	7.1	6.1
Prior accident years before catastrophe losses	(1.0)	(3.4)	2.4	(1.9)	(5.4)	3.5
Prior accident years catastrophe losses	0.1	(0.5)	0.6	(0.3)	(0.7)	0.4
Loss and loss expenses	71.6	61.2	10.4	70.2	62.5	7.7
Underwriting expenses	30.8	32.2	(1.4)	31.1	31.8	(0.7)
Combined ratio	102.4%	93.4%	9.0	101.3%	94.3%	7.0

Combined ratio	102.4%	93.4%	9.0	101.3%	94.3%	7.0
Contribution from catastrophe losses and prior years reserve development	13.8	0.7	13.1	11.0	1.0	10.0
Combined ratio before catastrophe losses and prior years reserve development	88.6%	92.7%	(4.1)	90.3%	93.3%	(3.0)

Overview
While earned premiums increased 4% for the third quarter and 5% for the first nine months of 2020, the COVID-19 pandemic and related economic effects slowed the pace of net written premium growth for our commercial lines insurance segment. Net written premiums decreased by $2 million during the third quarter of 2020 but grew 4% on a nine-month basis, compared with the same periods a year ago. The rate of growth for each major line of business was less for the third quarter of 2020, compared with the first quarter of the year, including commercial property down 3 percentage points while commercial casualty, commercial auto and workers' compensation each decreased by 11 percentage points or more. New business and renewal premium growth could continue to slow if the basis for policy premiums, such as sales and payrolls of businesses we insure, decrease as a result of a weakened economy. We are not able to determine other effects of the pandemic on future periods.

Loss experience for our insurance operations is influenced by many factors, and higher catastrophe losses were the main driver of higher losses for the third quarter and first nine months of 2020. During the third quarter of 2020, loss experience before catastrophe effects for our commercial lines insurance segment continued to improve. The main driver of the improvement was the ratio for accident year 2020 loss and loss expenses before catastrophe losses. On a nine-month basis, measured as of September 30, accident year 2020 improved by 2.3 percentage points. The improvement was driven by our commercial casualty and commercial auto lines of business, while commercial property increased by 0.6 points and workers' compensation increased by 2.2 points. The unfavorable change for commercial property included 2.8 points for $21 million of legal expenses in defense of business interruption claims, related to the pandemic, incurred during the first half of the year. The unfavorable change for workers' compensation reflected average percentage price changes that have decreased in the mid-single-digit range for several quarters.

Cincinnati Financial Corporation Third-Quarter 2020 10-Q

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

Performance highlights for the commercial lines segment include:
•Premiums – Earned premiums for the commercial lines segment rose during the third quarter and first nine months of 2020, compared with the same periods a year ago, primarily due to renewal written premium growth that continued to include higher average pricing. The table below analyzes the primary components of premiums. We continue to use predictive analytics tools to improve pricing precision and segmentation while leveraging our local relationships with agents through the efforts of our teams that work closely with them. We seek to maintain appropriate pricing discipline for both new and renewal business as our agents and underwriters assess account quality to make careful decisions on a case-by-case basis whether to write or renew a policy.
Agency renewal written premiums increased by 2% for the third quarter and 4% for the first nine months of 2020, compared with the same periods of 2019. During the third quarter of 2020, our overall standard commercial lines policies averaged estimated renewal price increases at percentages near the low end of the mid-single-digit range. We continue to segment commercial lines policies, emphasizing identification and retention of policies we believe have relatively stronger pricing. Conversely, we have been seeking stricter renewal terms and conditions on policies we believe have relatively weaker pricing, thus retaining fewer of those policies. We measure average changes in commercial lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for the respective policies.
Our average overall commercial lines renewal pricing change includes the impact of flat pricing for certain coverages within package policies written for a three-year term that were in force but did not expire during the period being measured. Therefore, our reported change in average commercial lines renewal pricing reflects a blend of three-year policies that did not expire and other policies that did expire during the measurement period. For commercial lines policies that did expire and were then renewed during the third quarter of 2020, we estimate that our average percentage price increase for commercial auto was near the low end of the high-single-digit range. The estimated average percentage price change for our commercial property line of business was an increase in the high-single-digit range and for commercial casualty it was an increase in the mid-single-digit range, both improved compared with the second quarter of 2020. The estimated average percentage price change for workers' compensation was a decrease in the mid-single-digit range, but near the low-single-digit range.
Renewal premiums for certain policies, primarily our commercial casualty and workers' compensation lines of business, include the results of policy audits that adjust initial premium amounts based on differences between estimated and actual sales or payroll related to a specific policy. Audits completed during the third quarter and first nine months of 2020 contributed $11 million and $43 million to net written premiums, respectively, compared with $13 million and $50 million for the same periods of 2019.
New business written premiums for commercial lines decreased by $10 million for the third quarter, but increased $21 million during the first nine months of 2020, compared with the same periods of 2019. The third-quarter decrease reflected a higher rate of our underwriters declining to quote premiums for prospective insurance policies submitted by agencies. The higher level for the nine-month period was driven by a 28% increase for the first quarter of 2020. Trend analysis for year-over-year comparisons of individual quarters is more difficult to assess for commercial lines new business written premiums, due to inherent variability. That variability is often driven by larger policies with annual premiums greater than $100,000.
Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. For our commercial lines insurance segment, an increase in ceded premiums decreased net written premiums by $2 million for the third quarter of 2020, compared with third-quarter 2019, while ceded premiums for the first nine months of 2020 matched the same period a year ago.

Cincinnati Financial Corporation Third-Quarter 2020 10-Q

Commercial Lines Insurance Premiums

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change
Agency renewal written premiums	$727	$713	2	$2,363	$2,279	4
Agency new business written premiums	114	124	(8)	402	381	6
Other written premiums	(27)	(21)	(29)	(71)	(69)	(3)
Net written premiums	814	816	0	2,694	2,591	4
Unearned premium change	51	18	183	(96)	(124)	23
Earned premiums	$865	$834	4	$2,598	$2,467	5

•Combined ratio – The commercial lines combined ratio for the third quarter of 2020 increased by 9.0 percentage points, compared with third-quarter 2019, including an increase of 10.7 points in losses from catastrophes. For the first nine months of 2020, the combined ratio increased by 7.0 percentage points, compared with the same period a year ago, primarily due to an increase of 6.5 points in losses from catastrophes. Underwriting results for both periods included better loss experience for the current accident year but a lower level of favorable reserve development on prior accident years.
The current accident year loss and loss expenses before catastrophe losses ratio for commercial lines improved in the first nine months of 2020. That 59.2% ratio was 2.3 percentage points lower, compared with the 61.5% accident year 2019 ratio measured as of September 30, 2019, including a decrease of 0.2 percentage points in the ratio for large losses of $1 million or more per claim, discussed below.
Catastrophe losses and loss expenses accounted for 14.8 and 12.9 percentage points of the combined ratio for the third quarter and first nine months of 2020, compared with 4.1 and 6.4 percentage points for the same periods a year ago. Through 2019, the 10-year annual average for that catastrophe measure for the commercial lines segment was 5.2 percentage points, and the five-year annual average was 5.5 percentage points.
The net effect of reserve development on prior accident years during the third quarter and first nine months of 2020 was favorable for commercial lines overall by $8 million and $59 million, compared with $33 million and $153 million for the same periods in 2019. For the first nine months of 2020, our commercial casualty and workers' compensation lines of business accounted for nearly all of the commercial lines net favorable reserve development on prior accident years, each representing approximately half of the total, and offset $14 million of commercial auto unfavorable development. The net favorable reserve development recognized during the first nine months of 2020 for our commercial lines insurance segment was primarily for accident years 2019 and 2018 and was primarily due to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2019 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 56.
The commercial lines underwriting expense ratio decreased for the third quarter and first nine months of 2020, compared with the same periods a year ago, primarily due to lower levels of profit-sharing commissions for agencies and business travel spending for associates, in addition to ongoing expense management efforts and higher earned premiums.

Cincinnati Financial Corporation Third-Quarter 2020 10-Q

Commercial Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change
Current accident year losses greater than $5 million	$21	$(1)	nm	$40	$13	208
Current accident year losses $1 million - $5 million	20	56	(64)	100	124	(19)
Large loss prior accident year reserve development	(1)	32	nm	27	48	(44)
Total large losses incurred	40	87	(54)	167	185	(10)
Losses incurred but not reported	60	(22)	nm	190	14	nm
Other losses excluding catastrophe losses	287	314	(9)	817	919	(11)
Catastrophe losses	125	32	291	327	151	117
Total losses incurred	$512	$411	25	$1,501	$1,269	18

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	2.5%	(0.1)%	2.6	1.5%	0.5%	1.0
Current accident year losses $1 million - $5 million	2.3	6.8	(4.5)	3.9	5.1	(1.2)
Large loss prior accident year reserve development	(0.2)	3.8	(4.0)	1.0	1.9	(0.9)
Total large loss ratio	4.6	10.5	(5.9)	6.4	7.5	(1.1)
Losses incurred but not reported	6.9	(2.6)	9.5	7.3	0.6	6.7
Other losses excluding catastrophe losses	33.1	37.6	(4.5)	31.5	37.2	(5.7)
Catastrophe losses	14.5	3.8	10.7	12.6	6.1	6.5
Total loss ratio	59.1%	49.3%	9.8	57.8%	51.4%	6.4

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The third-quarter 2020 commercial lines total large losses incurred of $40 million, net of reinsurance, were lower than the quarterly average of $65 million during full-year 2019 and lower than the $87 million of total large losses incurred for the third quarter of 2019. The decrease in commercial lines large losses for the first nine months of 2020 was primarily due to our commercial casualty line of business. The third-quarter 2020 ratio for commercial lines total large losses was 5.9 percentage points lower than last year's third-quarter ratio. The third-quarter 2020 amount of total large losses incurred favorably contributed to the decrease in the nine-month 2020 total large loss ratio, compared with 2019, as it offset a first-half 2020 ratio that was 1.3 points higher than the first half of 2019. We believe results for the three- and nine-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation Third-Quarter 2020 10-Q

PERSONAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change
Earned premiums	$367	$354	4	$1,090	$1,046	4
Fee revenues	1	1	0	3	3	0
Total revenues	368	355	4	1,093	1,049	4
Loss and loss expenses from:
Current accident year before catastrophe losses	179	226	(21)	589	651	(10)
Current accident year catastrophe losses	86	25	244	221	101	119
Prior accident years before catastrophe losses	3	(5)	nm	(20)	(21)	5
Prior accident years catastrophe losses	(3)	(2)	(50)	(8)	3	nm
Loss and loss expenses	265	244	9	782	734	7
Underwriting expenses	105	108	(3)	335	311	8
Underwriting profit (loss)	$(2)	$3	nm	$(24)	$4	nm

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	48.5%	63.8%	(15.3)	54.0%	62.2%	(8.2)
Current accident year catastrophe losses	23.3	7.2	16.1	20.2	9.7	10.5
Prior accident years before catastrophe losses	0.9	(1.3)	2.2	(1.8)	(2.0)	0.2
Prior accident years catastrophe losses	(0.8)	(0.5)	(0.3)	(0.7)	0.3	(1.0)
Loss and loss expenses	71.9	69.2	2.7	71.7	70.2	1.5
Underwriting expenses	28.8	30.4	(1.6)	30.8	29.7	1.1
Combined ratio	100.7%	99.6%	1.1	102.5%	99.9%	2.6

Combined ratio	100.7%	99.6%	1.1	102.5%	99.9%	2.6
Contribution from catastrophe losses and prior years reserve development	23.4	5.4	18.0	17.7	8.0	9.7
Combined ratio before catastrophe losses and prior years reserve development	77.3%	94.2%	(16.9)	84.8%	91.9%	(7.1)

Overview
The COVID-19 pandemic did not have a significant effect on our personal lines insurance segment premiums for the third quarter or first nine months of 2020. Net written premiums grew 5% during the third quarter of 2020, following growth of 4% for both the first half of 2020 and full-year 2019. For the first nine months of 2020, net written premiums also grew 5%, compared with 4% for the same period of 2019. Early in the second quarter of 2020, we announced a 15% policyholder credit applied to each personal auto policy for the months of April and May, resulting in approximately $16 million of second-quarter 2020 underwriting expense. We are not able to determine other effects of the pandemic on future periods.

Loss experience for our insurance operations is influenced by many factors. During the second and third quarters of 2020, loss experience for our personal auto line of business improved, largely due to a reduction in personal auto reported claims as a result of reduced driving related to the pandemic. Because of factors that reduce exposure to certain insurance losses, there could be a reduction in future losses that generally corresponds to reduced premiums. However, there could be losses or legal expenses that occur independent of changes in miles driven for autos we insure. We are not able to determine premium or loss effects for future periods.

Cincinnati Financial Corporation Third-Quarter 2020 10-Q

Performance highlights for the personal lines segment include:
•Premiums – Personal lines earned premiums and net written premiums continued to grow during the third quarter and first nine months of 2020, largely due to increases in agency renewal written premiums reflecting higher average pricing. Personal lines net written premiums from high net worth policies totaled approximately $141 million and $387 million for the third quarter and first nine months of 2020, compared with $110 million and $302 million for the same periods of 2019. The table below analyzes the primary components of premiums.
Agency renewal written premiums increased 3% for the third quarter of 2020, and 4% for the first nine months of the year, primarily due to rate increases in selected states. We estimate that premium rates for our personal auto line of business increased at average percentages in the mid-single-digit range during the first nine months of 2020. For our homeowner line of business, we estimate that premium rates for the first nine months of 2020 increased at average percentages in the mid-single-digit range, higher than in 2019. For both our personal auto and homeowner lines of business, some individual policies experienced lower or higher rate changes based on each risk's specific characteristics and enhanced pricing precision enabled by predictive models.
Personal lines new business written premiums increased 28% during the third quarter and 6% during the first nine months of 2020, compared with the same periods of 2019. The faster pace of third-quarter growth includes multiple factors, including a slowing effect of more stringent underwriting and pricing efforts in selected states, while maintaining discipline. It also reflects expanded use of enhanced pricing precision tools, including excess and surplus lines homeowner policies we began offering in early 2020. Those homeowner policies contributed $3 million in third-quarter 2020 personal lines new business written premiums and $5 million for the first nine months of 2020.
Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. For our personal lines insurance segment, a decrease in ceded premiums increased net written premiums by less than $1 million and $2 million for the third quarter and first nine months of 2020, compared with the same periods of 2019.

We continue to implement strategies discussed in our 2019 Annual Report on Form 10-K, Item 1, Strategic Initiatives, Page 15, to enhance our responsiveness to marketplace changes and to help achieve our long-term objectives for personal lines growth and profitability. These strategies include initiatives to more profitably underwrite homeowner policies.
Personal Lines Insurance Premiums

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change
Agency renewal written premiums	$366	$356	3	$1,047	$1,003	4
Agency new business written premiums	51	40	28	129	122	6
Other written premiums	(10)	(8)	(25)	(27)	(26)	(4)
Net written premiums	407	388	5	1,149	1,099	5
Unearned premium change	(40)	(34)	(18)	(59)	(53)	(11)
Earned premiums	$367	$354	4	$1,090	$1,046	4

•Combined ratio – Our personal lines combined ratio increased by 1.1 percentage points for the third quarter of 2020, and 2.6 points for the first nine months of the year, compared with the same periods a year ago. Offsetting improved experience in the ratios for current accident year loss and loss expenses before catastrophe losses, the catastrophe loss ratio rose by 15.8 percentage points for the third quarter and 9.5 points for the first nine months of 2020.
The current accident year loss and loss expenses before catastrophe losses ratio for personal lines improved in the first nine months of 2020. That 54.0% ratio was 8.2 percentage points lower, compared with the 62.2% accident year 2019 ratio measured as of September 30, 2019, including an increase of 0.1 percentage points in the ratio for large losses of $1 million or more per claim, discussed below.
Catastrophe losses and loss expenses accounted for 22.5 and 19.5 percentage points of the combined ratio for the third quarter and first nine months of 2020, compared with 6.7 and 10.0 percentage points for the same periods of last year. The 10-year annual average catastrophe loss ratio for the personal lines segment through 2019 was 10.4 percentage points, and the five-year annual average was 9.3 percentage points.
Cincinnati Financial Corporation Third-Quarter 2020 10-Q

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
The net effect of reserve development on prior accident years was unfavorable by less than $1 million during the third quarter of 2020 and favorable by $28 million for the first nine months of the year, compared with favorable amounts of $7 million and $18 million for the same periods of 2019. Our personal auto and homeowner lines of business were the primary contributors to the personal lines net favorable reserve development on prior accident years for the first nine months of 2020. The net favorable reserve development was primarily due to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2019 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 56.
The underwriting expense ratio decreased for the third quarter but increased for the first nine months of 2020, compared with the same periods a year ago. The third-quarter decrease was primarily due to lower levels of profit-sharing commissions for agencies and business travel spending for associates. The nine-month increase was primarily due to the 15% policyholder credit applied to each personal auto policy for the months of April and May 2020. The ratios also reflect ongoing expense management efforts and premium growth outpacing growth in expenses.
Personal Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change
Current accident year losses greater than $5 million	$—	$—	nm	$—	$—	nm
Current accident year losses $1 million - $5 million	21	20	5	42	39	8
Large loss prior accident year reserve development	(2)	(1)	(100)	4	2	100
Total large losses incurred	19	19	0	46	41	12
Losses incurred but not reported	(24)	—	nm	41	(1)	nm
Other losses excluding catastrophe losses	156	172	(9)	388	504	(23)
Catastrophe losses	81	23	252	208	101	106
Total losses incurred	$232	$214	8	$683	$645	6

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	—%	—%	0.0	—%	—%	0.0
Current accident year losses $1 million - $5 million	5.8	5.4	0.4	3.8	3.7	0.1
Large loss prior accident year reserve development	(0.7)	(0.2)	(0.5)	0.4	0.2	0.2
Total large loss ratio	5.1	5.2	(0.1)	4.2	3.9	0.3
Losses incurred but not reported	(6.6)	(0.1)	(6.5)	3.7	(0.1)	3.8
Other losses excluding catastrophe losses	42.5	48.9	(6.4)	35.6	48.1	(12.5)
Catastrophe losses	22.1	6.4	15.7	19.1	9.7	9.4
Total loss ratio	63.1%	60.4%	2.7	62.6%	61.6%	1.0

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the third quarter of 2020, the personal lines total large loss ratio, net of reinsurance, was 0.1 percentage point lower than last year's third quarter. The increase in personal lines large losses for the first nine months of 2020 occurred primarily for umbrella coverage in our other personal line of business. The third-quarter 2020 amount of total large losses incurred favorably contributed to the increase in the nine-month 2020 total large loss ratio, compared with 2019, as it partially offset a first-half 2020 ratio that was 0.6 points higher than the first half of 2019. We believe results for the three- and nine-month periods largely
Cincinnati Financial Corporation Third-Quarter 2020 10-Q

reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

EXCESS AND SURPLUS LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change
Earned premiums	$82	$72	14	$238	$202	18
Fee revenues	—	1	(100)	1	2	(50)
Total revenues	82	73	12	239	204	17

Loss and loss expenses from:
Current accident year before catastrophe losses	48	41	17	138	110	25
Current accident year catastrophe losses	1	1	0	4	1	300
Prior accident years before catastrophe losses	(1)	(3)	67	8	(10)	nm
Prior accident years catastrophe losses	—	—	0	—	—	0
Loss and loss expenses	48	39	23	150	101	49
Underwriting expenses	23	22	5	70	63	11
Underwriting profit	$11	$12	(8)	$19	$40	(53)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	58.5%	57.6%	0.9	57.8%	54.7%	3.1
Current accident year catastrophe losses	1.0	0.6	0.4	1.7	0.5	1.2
Prior accident years before catastrophe losses	(1.5)	(6.0)	4.5	3.4	(5.5)	8.9
Prior accident years catastrophe losses	0.2	0.5	(0.3)	0.1	0.1	0.0
Loss and loss expenses	58.2	52.7	5.5	63.0	49.8	13.2
Underwriting expenses	28.5	30.5	(2.0)	29.5	31.1	(1.6)
Combined ratio	86.7%	83.2%	3.5	92.5%	80.9%	11.6

Combined ratio	86.7%	83.2%	3.5	92.5%	80.9%	11.6
Contribution from catastrophe losses and prior years reserve development	(0.3)	(4.9)	4.6	5.2	(4.9)	10.1
Combined ratio before catastrophe losses and prior years reserve development	87.0%	88.1%	(1.1)	87.3%	85.8%	1.5

Overview
The COVID-19 pandemic did not have a significant effect on our excess and surplus lines insurance segment premiums during the third quarter or first nine months of 2020. Net written premiums grew 8% for third-quarter 2020 and 15% for the first nine months of the year. Premium growth could slow significantly if the basis for policy premiums, such as sales of businesses we insure, decrease as a result of a weakened economy. We are not able to determine other effects of the pandemic on future periods.

Loss experience for our insurance operations is influenced by many factors. We have not determined any material effect on our loss experience for the third quarter or first nine months of 2020 as a result of the pandemic. Because of factors that reduce exposure to certain insurance losses, such as reduced sales for businesses, there could be a reduction in future losses that generally corresponds to reduced premiums. However, there could be losses or legal expenses that occur independent of changes in sales of businesses we insure. We are not able to determine premium or loss effects for future periods.

Performance highlights for the excess and surplus lines segment include:
•Premiums – Excess and surplus lines net written premiums continued to grow during the third quarter and first nine months of 2020, compared with the same periods a year ago, primarily due to an increase in agency renewal written premiums. Renewal written premiums rose 21% for the nine months ended September 30, 2020, compared with the same period of 2019, reflecting the opportunity to renew
Cincinnati Financial Corporation Third-Quarter 2020 10-Q

many accounts for the first time, as well as higher renewal pricing. For the first nine months of 2020, excess and surplus lines policy renewals experienced estimated average price increases at percentages in the mid-single-digit range, higher than in the first half of 2020. We measure average changes in excess and surplus lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies.
New business written premiums produced by agencies decreased by $4 million for the third quarter of 2020 while increasing by $1 million for the first nine months of 2020, compared with the same periods of 2019. We continued to carefully underwrite each policy in a highly competitive market, and the third-quarter decrease reflected a higher rate of our underwriters declining to quote premiums for prospective insurance policies submitted by agencies. Some of what we report as new business came from accounts that were not new to our agents. We believe our agents' seasoned accounts tend to be priced more accurately than business that may be less familiar to them.
Excess and Surplus Lines Insurance Premiums

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change
Agency renewal written premiums	$60	$50	20	$185	$153	21
Agency new business written premiums	24	28	(14)	83	82	1
Other written premiums	(4)	(4)	0	(12)	(12)	0
Net written premiums	80	74	8	256	223	15
Unearned premium change	2	(2)	nm	(18)	(21)	14
Earned premiums	$82	$72	14	$238	$202	18

•Combined ratio – The excess and surplus lines combined ratio increased by 3.5 and 11.6 percentage points for the third quarter and first nine months of 2020, compared with the same periods of 2019. The third-quarter increase was primarily due to less favorable reserve development on prior accident years. The nine-month increase included less favorable reserve development on prior accident years, while the current accident year result also increased, together increasing by 12.0 points on a ratio basis. Those increases reflect more prudent reserving, as claims on average are remaining open longer than previously expected. The IBNR portion of the total loss and loss expense ratio before catastrophe losses was 11.2 percentage points higher for the first nine months of 2020, compared with the same period a year ago, while the paid portion was approximately 1 point lower and the case incurred portion was approximately 1 point higher.
The current accident year loss and loss expenses before catastrophe losses ratio for excess and surplus lines increased in the first nine months of 2020. That 57.8% ratio was 3.1 percentage points higher, compared with the 54.7% accident year 2019 ratio measured as of September 30, 2019, including an increase of 1.5 percentage points in the ratio for large losses of $1 million or more per claim, discussed below. The paid portion of the 3.2 percentage-point increase was down 0.5 points, the case incurred portion was up less than 1 point and the IBNR portion was up 2.5 points.
Excess and surplus lines net reserve development on prior accident years, as a ratio to earned premiums, was a favorable 1.3% for the third quarter and an unfavorable 3.5% for the first nine months of 2020, compared with favorable net reserve development of 5.5% and 5.4% for the same periods of 2019. The $8 million of net unfavorable reserve development recognized during the first nine months of 2020 included $9 million for accident years prior to 2017, as claims on average are remaining open longer than previously expected. Reserve estimates are inherently uncertain as described in our 2019 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 56.
The excess and surplus lines underwriting expense ratio for the third quarter and first nine months of 2020 decreased, compared with the same periods of 2019, primarily due to lower levels of profit-sharing commissions for agencies and business travel spending for associates, in addition to ongoing expense management efforts and premium growth outpacing growth in expenses.

Cincinnati Financial Corporation Third-Quarter 2020 10-Q

Excess and Surplus Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change
Current accident year losses greater than $5 million	$—	$—	nm	$—	$—	nm
Current accident year losses $1 million - $5 million	5	—	nm	7	3	133
Large loss prior accident year reserve development	—	2	(100)	(1)	4	nm
Total large losses incurred	5	2	150	6	7	(14)
Losses incurred but not reported	2	(2)	nm	20	(4)	nm
Other losses excluding catastrophe losses	24	25	(4)	74	61	21
Catastrophe losses	1	1	0	4	1	300
Total losses incurred	$32	$26	23	$104	$65	60

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	—%	—%	0.0	—%	—%	0.0
Current accident year losses $1 million - $5 million	6.4	—	6.4	3.0	1.5	1.5
Large loss prior accident year reserve development	0.1	2.7	(2.6)	(0.4)	1.8	(2.2)
Total large loss ratio	6.5	2.7	3.8	2.6	3.3	(0.7)
Losses incurred but not reported	2.6	(2.6)	5.2	8.4	(2.2)	10.6
Other losses excluding catastrophe losses	29.5	34.5	(5.0)	31.0	30.3	0.7
Catastrophe losses	1.2	1.0	0.2	1.8	0.6	1.2
Total loss ratio	39.8%	35.6%	4.2	43.8%	32.0%	11.8

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the third quarter of 2020, the excess and surplus lines total ratio for large losses, net of reinsurance, was 3.8 percentage points higher than last year's third quarter. The third-quarter 2020 amount of total large losses incurred unfavorably contributed to the decrease in the nine-month 2020 total large loss ratio, compared with 2019, as it partially offset a first-half 2020 ratio that was 3.1 points lower than the first half of 2019. We believe results for the three- and nine-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation Third-Quarter 2020 10-Q

LIFE INSURANCE RESULTS

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change
Earned premiums	$72	$70	3	$218	$203	7
Fee revenues	—	1	(100)	1	3	(67)
Total revenues	72	71	1	219	206	6
Contract holders' benefits incurred	72	68	6	224	211	6
Investment interest credited to contract holders	(26)	(25)	(4)	(77)	(74)	(4)
Underwriting expenses incurred	20	23	(13)	63	67	(6)
Total benefits and expenses	66	66	0	210	204	3
Life insurance segment profit	$6	$5	20	$9	$2	350

Overview
The COVID-19 pandemic did not have a significant effect on our life insurance segment earned premiums, benefits or expenses for the first nine months of 2020. However, higher rates of unemployment related to the pandemic could meaningfully decrease premiums of our life insurance products and cause an increase in policy surrender activity in future periods. Specifically, growth in worksite premiums, which originate from enrollments at the workplace, slowed to a small extent in the second and third quarters of 2020, and could continue to slow in the future, due to curtailed enrollment activity. We are not able to determine other premium, benefit or expense effects for future periods. It is also possible we may experience higher than projected future death claims due to the pandemic.

Performance highlights for the life insurance segment include:
•Revenues – Revenues increased for the nine months ended September 30, 2020, compared with the same period a year ago, with higher earned premiums from term life insurance, our largest life insurance product line, the largest contributor to the increase.
Net in-force life insurance policy face amounts increased to $72.961 billion at September 30, 2020, from $69.984 billion at year-end 2019.
Fixed annuity deposits received for the three and nine months ended September 30, 2020, were $9 million and $33 million, compared with $11 million and $31 million for the same periods of 2019. Fixed annuity deposits have a minimal impact to earned premiums because deposits received are initially recorded as liabilities. Profit is earned over time by way of interest-rate spreads. We do not write variable or equity-indexed annuities.
Life Insurance Premiums

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change
Term life insurance	$49	$47	4	$147	$139	6
Universal life insurance	10	11	(9)	34	31	10
Other life insurance and annuity products	13	12	8	37	33	12
Net earned premiums	$72	$70	3	$218	$203	7

•Profitability – Our life insurance segment typically reports a small profit or loss on a GAAP basis because profits from investment income spreads are included in our investment segment results. We include only investment income credited to contract holders (including interest assumed in life insurance policy reserve calculations) in our life insurance segment results. A profit of $9 million for our life insurance segment in the first nine months of 2020, compared with profit of $2 million for the same period of 2019, was primarily due to higher earned premiums, improved mortality results and lower underwriting expenses, partially offset by the less favorable effects of the unlocking of interest rate and other actuarial assumptions.
Cincinnati Financial Corporation Third-Quarter 2020 10-Q

Life insurance segment benefits and expenses consist principally of contract holders' (policyholders') benefits incurred related to traditional life and interest-sensitive products and operating expenses incurred, net of deferred acquisition costs. Total benefits increased in the first nine months of 2020. Life policy and investment contract reserves increased with continued growth in net in-force life insurance policy face amounts and less favorable effects of the unlocking of interest rate and other actuarial assumptions. Mortality results decreased, compared with the same period of 2019, and were below our 2020 projections.
Underwriting expenses for the first nine months of 2020 decreased compared with the same period a year ago, largely due to lower commission and general insurance expense levels compared with the same period of 2019.
We recognize that assets under management, capital appreciation and investment income are integral to evaluating the success of the life insurance segment because of the long duration of life products. On a basis that includes investment income and investment gains or losses from life-insurance-related invested assets, the life insurance company reported net income of $18 million for the third quarter of 2020 and $17 million for the nine months ended September 30, 2020, compared with net income of $12 million and $30 million for the same periods of 2019. The life insurance company portfolio had a net after-tax investment gain of $1 million for the third quarter of 2020 and a net after-tax investment loss of $23 million for the nine months ended September 30, 2020, compared with net after-tax investment losses of $1 million and $3 million for the three and nine months ended September 30, 2019. The increased after-tax investment losses for the nine months ended September 30, 2020, were due to impairments of fixed-maturity securities.

INVESTMENTS RESULTS
Overview
The investments segment contributes investment income and investment gains and losses to results of operations. Investments traditionally are our primary source of pretax and after-tax profits. During the first nine months of 2020, the COVID-19 pandemic and related economic effects caused volatility in fair values of securities discussed below in Total Investment Gains and Losses. Our fixed-maturity and equity portfolios experienced a decrease in valuation during the first quarter of 2020, in large part due to the volatility and economic uncertainty caused by the coronavirus outbreak that affected various sectors of our portfolio. During the first quarter of 2020, already low oil prices and the sudden demand drop in related products due to governmental actions, such as shelter-in-place orders, contributed to the energy sector accounting for most of the write-downs of impaired securities in the tables below. During second and third quarters 2020, valuations increased for a significant portion of our fixed-maturity and equity portfolios.
Investment Income
Pretax investment income grew 4% for both the third quarter and the first nine months of 2020, compared with the same periods of 2019. Interest income increased by $3 million for the third quarter and $7 million for nine months ended September 30, 2020, as net purchases of fixed-maturity securities in recent quarters generally offset the continuing effects of the low interest rate environment. Higher dividend income reflected rising dividend rates and net purchases of equity securities in recent quarters, helping dividend income to grow by $5 million and $15 million for the three and nine months ended September 30, 2020.

Investments Results

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change
Total investment income, net of expenses	$167	$161	4	$498	$478	4
Investment interest credited to contract holders	(26)	(25)	(4)	(77)	(74)	(4)
Investment gains and losses, net	533	86	520	(132)	1,113	nm
Investments profit, pretax	$674	$222	204	$289	$1,517	(81)

Cincinnati Financial Corporation Third-Quarter 2020 10-Q

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

(Dollars in millions)	% Yield	Principal redemptions
At September 30, 2020
Fixed-maturity pretax yield profile:
Expected to mature during the remainder of 2020	4.65%	$109
Expected to mature during 2021	4.32	857
Expected to mature during 2022	4.00	909
Average yield and total expected maturities from the remainder of 2020 through 2022	4.18	$1,875

The table below shows the average pretax yield-to-amortized cost for fixed-maturity securities acquired during the periods indicated. The average yield for total fixed-maturity securities acquired during the nine months of 2020 was lower than the 4.10% average yield-to-amortized cost of the fixed-maturity securities portfolio at the end of 2019. Our fixed-maturity portfolio's average yield of 4.04% for the first nine months of 2020, from the investment income table below, was also slightly lower than that yield for the year-end 2019 fixed-maturities portfolio.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Average pretax yield-to-amortized cost on new fixed-maturities:
Acquired taxable fixed-maturities	3.92%	3.97%	4.27%	4.42%
Acquired tax-exempt fixed-maturities	2.42	3.14	2.63	3.19
Average total fixed-maturities acquired	3.42	3.86	3.98	4.19

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

Cincinnati Financial Corporation Third-Quarter 2020 10-Q

The table below provides details about investment income. Average yields in this table are based on the average invested asset and cash amounts indicated in the table, using fixed-maturity securities valued at amortized cost and all other securities at fair value.

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change
Investment income:
Interest	$113	$110	3	$339	$332	2
Dividends	55	50	10	161	146	10
Other	2	5	(60)	7	10	(30)
Less investment expenses	3	4	(25)	9	10	(10)
Investment income, pretax	167	161	4	498	478	4
Less income taxes	26	26	0	77	75	3
Total investment income, after-tax	$141	$135	4	$421	$403	4

Investment returns:
Average invested assets plus cash and cash equivalents	$19,875	$19,088		$20,126	$18,364
Average yield pretax	3.36%	3.37%		3.30%	3.47%
Average yield after-tax	2.84	2.83		2.79	2.93
Effective tax rate	15.5	15.7		15.5	15.6

Fixed-maturity returns:
Average amortized cost	$11,206	$10,922		$11,191	$10,828
Average yield pretax	4.03%	4.03%		4.04%	4.09%
Average yield after-tax	3.36	3.36		3.37	3.41
Effective tax rate	16.6	16.5		16.6	16.6

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

Cincinnati Financial Corporation Third-Quarter 2020 10-Q

The table below summarizes total investment gains and losses, before taxes.

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Investment gains and losses:
Equity securities:
Investment gains and losses on securities sold, net	$55	$—	$75	$27
Unrealized gains and losses on securities still held, net	475	89	(130)	1,084
Subtotal	530	89	(55)	1,111
Fixed maturities:
Gross realized gains	4	6	9	9
Gross realized losses	—	(1)	(3)	(3)
Write-down of impaired securities	(1)	(6)	(78)	(6)
Subtotal	3	(1)	(72)	—
Other	—	(2)	(5)	2
Total investment gains and losses reported in net income	533	86	(132)	1,113
Change in unrealized investment gains and losses:
Fixed maturities	112	100	294	542
Total	$645	$186	$162	$1,655

Of the 4,103 fixed-maturity securities in the portfolio, one security was trading below 70% of amortized cost at September 30, 2020, with a fair value of $1 million and an unrealized loss of $1 million. Our asset impairment committee regularly monitors the portfolio, including a quarterly review of the entire portfolio for potential credit losses, resulting in charges disclosed in the table below. We believe that if liquidity in the markets were to significantly deteriorate or economic conditions were to significantly weaken, we could experience declines in portfolio values and possibly increases in the allowance for credit losses or write-downs to fair value.

The table below provides additional details for write-downs of impaired securities or OTTI charges. We had no allowance for credit losses for the first nine months of 2020.

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Fixed maturities:
Energy	$—	$6	$62	$6
Real Estate	—	—	13	—
Consumer Goods	—	—	1	—
Municipal	1	—	1	—
Technology & Electronics	—	—	1	—
Total fixed maturities	$1	$6	$78	$6

Cincinnati Financial Corporation Third-Quarter 2020 10-Q

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

Total revenues for the first nine months of 2020 for our Other operations increased, compared with the same period of 2019, primarily due to earned premiums from Cincinnati Re and Cincinnati Global, with increases of $56 million and $15 million, respectively. Total expenses for Other increased for the first nine months of 2020, primarily due to more losses and loss expenses from Cincinnati Re and Cincinnati Global.

Other loss in the table below represents losses before income taxes. For both periods shown, Other loss resulted largely from interest expense from debt of the parent company.

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change
Interest and fees on loans and leases	$1	$1	0	$4	$4	0
Earned premiums	136	116	17	316	245	29
Other revenues	2	2	0	4	3	33
Total revenues	139	119	17	324	252	29
Interest expense	13	14	(7)	40	40	0
Loss and loss expenses	138	71	94	252	141	79
Underwriting expenses	38	33	15	95	70	36
Operating expenses	5	5	0	15	17	(12)
Total expenses	194	123	58	402	268	50
Total other loss	$(55)	$(4)	nm	$(78)	$(16)	(388)

TAXES
We had $130 million and $16 million of income tax expense for the three and nine months ended September 30, 2020, compared with $46 million and $320 million of income tax expense for the same periods of 2019. The effective tax rate for the three and nine months ended September 30, 2020, was 21.2% and 8.7% compared with 15.6% and 18.9% for the same periods last year. The change in our effective tax rate between periods was primarily due to large net investment losses included in income for 2020 versus net investment gains included in income for the prior-year period as well as changes in underwriting income.

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

Cincinnati Financial Corporation Third-Quarter 2020 10-Q

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2020, shareholders' equity was $9.745 billion, compared with $9.864 billion at December 31, 2019. Total debt was $911 million at September 30, 2020, up $84 million from December 31, 2019. At September 30, 2020, cash and cash equivalents totaled $914 million, compared with $767 million at December 31, 2019.

The COVID-19 pandemic and related economic effects slowed the rate of our premium growth for the third quarter and first nine months of 2020. Most states where we market our products issued mandates or requests such as moratoriums on policy cancellations or nonrenewals for nonpayments of premiums, forbearance on premium collections, waivers of late payment fees and extended periods in which policyholders may make their missed payments. Extended or future moratoriums and deferral of premiums may disrupt cash flows while also increasing credit risk from policyholders struggling to make timely premium payments.

The pandemic did not have a significant effect on our cash flows for the first nine months of 2020. In addition to our historically positive operating cash flow to meet the needs of operations, we have the ability to sell a portion of our high-quality, liquid investment portfolio or slow investing activities if such need arises. We also have additional capacity to borrow on our revolving short-term line of credit, as described further below.

SOURCES OF LIQUIDITY

Subsidiary Dividends
Our lead insurance subsidiary declared dividends of $325 million to the parent company in the first nine months of 2020, compared with $400 million for the same period of 2019. For full-year 2019, subsidiary dividends declared totaled $625 million. State of Ohio regulatory requirements restrict the dividends our insurance subsidiary can pay. For full-year 2020, total dividends that our insurance subsidiary can pay to our parent company without regulatory approval are approximately $562 million.

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

Cincinnati Financial Corporation Third-Quarter 2020 10-Q

The table below shows a summary of operating cash flow for property casualty insurance (direct method):

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change
Premiums collected	$1,457	$1,405	4	$4,442	$4,197	6
Loss and loss expenses paid	(779)	(830)	6	(2,347)	(2,452)	4
Commissions and other underwriting expenses paid	(397)	(385)	(3)	(1,385)	(1,282)	(8)
Cash flow from underwriting	281	190	48	710	463	53
Investment income received	117	118	(1)	346	338	2
Cash flow from operations	$398	$308	29	$1,056	$801	32

Collected premiums for property casualty insurance rose $245 million during the first nine months of 2020, compared with the same period in 2019. Loss and loss expenses paid for the 2020 period decreased $105 million. Commissions and other underwriting expenses paid increased $103 million, primarily due to higher commissions paid to agencies, reflecting the increase in collected premiums.

We discuss our future obligations for claims payments and for underwriting expenses in our 2019 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 101, and Other Commitments also on Page 101.

Capital Resources
At September 30, 2020, our debt-to-total-capital ratio was 8.5%, considerably below our 35% covenant threshold, with $788 million in long-term debt and $123 million in borrowing on our revolving short-term line of credit. We borrowed an additional $75 million in the first quarter of 2020, from the $39 million balance at December 31, 2019, which was used to repurchase shares during the first quarter of 2020. At September 30, 2020, $177 million was available for future cash management needs as part of the general provisions of the line of credit agreement, with another $300 million available as part of an accordion feature. Based on our capital requirements at September 30, 2020, we do not anticipate a material increase in debt levels exceeding the available line of credit amount during the remainder of the year. As a result, we expect changes in our debt-to-total-capital ratio to continue to be largely a function of the contribution of unrealized investment gains or losses to shareholders' equity. As part of our Cincinnati Global acquisition, on February 25, 2019, we entered into an unsecured letter of credit agreement to provide a portion of the capital needed to support its obligations at Lloyd's. The amount of this unsecured letter of credit agreement was $130 million at September 30, 2020.

We provide details of our three long-term notes in this quarterly report Item 1, Note 3, Fair Value Measurements. None of the notes are encumbered by rating triggers.

Four independent ratings firms award insurer financial strength ratings to our property casualty insurance companies and three firms rate our life insurance company. Those firms made no changes to our parent company debt ratings during the first nine months of 2020. Our debt ratings are discussed in our 2019 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, Other Sources of Liquidity, Page 99.

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

Cincinnati Financial Corporation Third-Quarter 2020 10-Q

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
•Commissions – Commissions paid were $868 million in the first nine months of 2020. Commission payments generally track with written premiums, except for annual profit-sharing commissions typically paid during the first quarter of the year.
•Other underwriting expenses – Many of our underwriting expenses are not contractual obligations, but reflect the ongoing expenses of our business. Noncommission underwriting expenses paid were $517 million in the first nine months of 2020.
There were no contributions to our qualified pension plan during the first nine months of 2020.

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

Uses of Capital
Uses of cash to enhance shareholder return include dividends to shareholders. In January 2020, the board of directors declared regular quarterly cash dividends of 60 cents per share for an indicated annual rate of $2.40 per share. During the first nine months of 2020, we used $280 million to pay cash dividends to shareholders.

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

Total gross reserves at September 30, 2020, increased $604 million compared with December 31, 2019. Case loss reserves for losses increased by $145 million, IBNR loss reserves increased by $419 million and loss expense reserves increased by $40 million. The total gross increase was primarily due to our commercial casualty, commercial property and homeowner lines of business, our excess and surplus lines insurance segment and Cincinnati Re.

Cincinnati Financial Corporation Third-Quarter 2020 10-Q

Property Casualty Gross Reserves

(Dollars in millions)	Loss reserves		Loss expense reserves	Total gross reserves
	Case reserves	IBNR reserves			Percent of total
At September 30, 2020
Commercial lines insurance:
Commercial casualty	$964	$755	$635	$2,354	35.2%
Commercial property	405	90	64	559	8.3
Commercial auto	396	211	141	748	11.2
Workers' compensation	402	529	87	1,018	15.2
Other commercial	96	11	96	203	3.0
Subtotal	2,263	1,596	1,023	4,882	72.9
Personal lines insurance:
Personal auto	208	76	69	353	5.3
Homeowner	182	52	41	275	4.1
Other personal	59	90	5	154	2.3
Subtotal	449	218	115	782	11.7
Excess and surplus lines	187	122	118	427	6.4
Cincinnati Re	64	275	2	341	5.1
Cincinnati Global	146	112	2	260	3.9
Total	$3,109	$2,323	$1,260	$6,692	100.0%
At December 31, 2019
Commercial lines insurance:
Commercial casualty	$937	$680	$622	$2,239	36.8%
Commercial property	339	20	64	423	7.0
Commercial auto	409	157	143	709	11.6
Workers' compensation	404	516	93	1,013	16.6
Other commercial	108	7	70	185	3.0
Subtotal	2,197	1,380	992	4,569	75.0
Personal lines insurance:
Personal auto	233	46	78	357	5.9
Homeowner	134	32	41	207	3.4
Other personal	49	69	5	123	2.0
Subtotal	416	147	124	687	11.3
Excess and surplus lines	149	102	100	351	5.8
Cincinnati Re	47	204	2	253	4.2
Cincinnati Global	155	71	2	228	3.7
Total	$2,964	$1,904	$1,220	$6,088	100.0%

LIFE POLICY AND INVESTMENT CONTRACT RESERVES
Gross life policy and investment contract reserves were $2.900 billion at September 30, 2020, compared with $2.835 billion at year-end 2019, reflecting continued growth in life insurance policies in force. We discuss our life insurance reserving practices in our 2019 Annual Report on Form 10-K, Item 7, Life Insurance Policyholder Obligations and Reserves, Page 108.
Cincinnati Financial Corporation Third-Quarter 2020 10-Q

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

The fair value of our investment portfolio was $20.024 billion at September 30, 2020, up $574 million from year-end 2019, including a $459 million increase in the fixed-maturity portfolio and a $115 million increase in the equity portfolio.

(Dollars in millions)	At September 30, 2020				At December 31, 2019
	Cost or amortized cost	Percent of total	Fair value	Percent of total	Cost or amortized cost	Percent of total	Fair value	Percent of total
Taxable fixed maturities	$7,331	48.3%	$7,907	39.5%	$7,250	49.4%	$7,617	39.1%
Tax-exempt fixed maturities	3,942	26.0	4,250	21.2	3,858	26.3	4,081	21.0
Common equities	3,634	24.0	7,589	37.9	3,371	22.9	7,518	38.7
Nonredeemable preferred equities	264	1.7	278	1.4	210	1.4	234	1.2
Total	$15,171	100.0%	$20,024	100.0%	$14,689	100.0%	$19,450	100.0%

At September 30, 2020, substantially all of our consolidated investment portfolio, measured at fair value, are classified as Level 1 or Level 2. See Item 1, Note 3, Fair Value Measurements, for additional discussion of our valuation techniques.

In addition to our investment portfolio, the total investments amount reported in our condensed consolidated balance sheets includes Other invested assets. Other invested assets included $33 million of life policy loans, $114 million in Lloyd's deposits, $101 million of private equity investments and $27 million of real estate through direct property ownership and development projects in the United States at September 30, 2020.
Cincinnati Financial Corporation Third-Quarter 2020 10-Q

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

In the first nine months of 2020, the increase in fair value of our fixed-maturity portfolio reflected an increase in net unrealized gains, primarily due to a combination of net purchases and a decline in U.S. Treasury yields, somewhat offset by a widening of corporate credit spreads. At September 30, 2020, our fixed-maturity portfolio with an average rating of A3/A was valued at 107.8% of its amortized cost, compared with 105.3% at December 31, 2019.

At September 30, 2020, our investment-grade and noninvestment-grade fixed-maturity securities represented 82.4% and 3.8% of the portfolio, respectively. The remaining 13.8% represented fixed-maturity securities that were not rated by Moody's or S&P Global Ratings.

Attributes of the fixed-maturity portfolio include:

	At September 30, 2020		At December 31, 2019
Weighted average yield-to-amortized cost	4.16%		4.10%
Weighted average maturity	7.6	yrs	7.7	yrs
Effective duration	4.7	yrs	4.8	yrs

We discuss maturities of our fixed-maturity portfolio in our 2019 Annual Report on Form 10-K, Item 8, Note 2, Investments, Page 141, and in this quarterly report Item 2, Investments Results.
Cincinnati Financial Corporation Third-Quarter 2020 10-Q

TAXABLE FIXED MATURITIES
Our taxable fixed-maturity portfolio, with a fair value of $7.907 billion at September 30, 2020, included:

(Dollars in millions)	At September 30, 2020	At December 31, 2019
Investment-grade corporate	$6,315	$6,137
States, municipalities and political subdivisions	692	647
Noninvestment-grade corporate	454	264
Commercial mortgage-backed	282	301
United States government	124	104
Foreign government	27	28
Government-sponsored enterprises	13	136
Total	$7,907	$7,617

Our strategy is to buy, and typically hold, fixed-maturity investments to maturity, but we monitor credit profiles and fair value movements when determining holding periods for individual securities. With the exception of United States agency issues that include government-sponsored enterprises, no individual issuer's securities accounted for more than 1.0% of the taxable fixed-maturity portfolio at September 30, 2020. Our investment-grade corporate bonds had an average rating of Baa2 by Moody's or BBB by S&P Global Ratings and represented 79.9% of the taxable fixed-maturity portfolio's fair value at September 30, 2020, compared with 80.6% at year-end 2019.

The heaviest concentration in our investment-grade corporate bond portfolio, based on fair value at
September 30, 2020, was the financial sector. It represented 46.6% of our investment-grade corporate bond portfolio, compared with 44.6% at year-end 2019. No other sector exceeded 10% of our investment-grade corporate bond portfolio.

Our taxable fixed-maturity portfolio at September 30, 2020, included $282 million of commercial mortgage-backed securities with an average rating of Aa1/AA.
TAX-EXEMPT FIXED MATURITIES
At September 30, 2020, we had $4.250 billion of tax-exempt fixed-maturity securities with an average rating of Aa2/AA by Moody's and S&P Global Ratings. We traditionally have purchased municipal bonds focusing on general obligation and essential services issues, such as water, waste disposal or others. The portfolio is well diversified among approximately 1,600 municipal bond issuers. No single municipal issuer accounted for more than 0.6% of the tax-exempt fixed-maturity portfolio at September 30, 2020.

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

Cincinnati Financial Corporation Third-Quarter 2020 10-Q

The table below summarizes the effect of hypothetical changes in interest rates on the fair value of the fixed-maturity portfolio:

(Dollars in millions)	Effect from interest rate change in basis points
	-200	-100	-	100	200
At September 30, 2020	$13,324	$12,728	$12,157	$11,577	$10,987
At December 31, 2019	$12,850	$12,263	$11,698	$11,117	$10,529

The effective duration of the fixed-maturity portfolio as of September 30, 2020, was 4.7 years, down from 4.8 years at year-end 2019. The above table is a theoretical presentation showing that an instantaneous, parallel shift in the yield curve of 100 basis points could produce an approximately 4.7% change in the fair value of the fixed-maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value are to changes in the general level of interest rates, exclusive of call features. The fair values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.

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

EQUITY INVESTMENTS
Our equity investments, with a fair value totaling $7.867 billion at September 30, 2020, included $7.589 billion of common stock securities of companies generally with strong indications of paying and growing their dividends. Other criteria we evaluate include increasing sales and earnings, proven management and a favorable outlook. We believe our equity investment style is an appropriate long-term strategy. While our long-term financial position would be affected by prolonged changes in the market valuation of our investments, we believe our strong surplus position and cash flow provide a cushion against short-term fluctuations in valuation. Continued payment of cash dividends by the issuers of our common equity holdings can provide a floor to their valuation.

The table below summarizes the effect of hypothetical changes in market prices on fair value of our equity portfolio.

(Dollars in millions)	Effect from market price change in percent
	-30%	-20%	-10%	—	10%	20%	30%
At September 30, 2020	$5,507	$6,294	$7,080	$7,867	$8,654	$9,440	$10,227
At December 31, 2019	$5,426	$6,202	$6,977	$7,752	$8,527	$9,302	$10,078

At September 30, 2020, Apple Inc. (Nasdaq:AAPL) was our largest single common stock holding with a fair value of $562 million, or 7.4% of our publicly traded common stock portfolio and 2.8% of the total investment portfolio. Thirty-two holdings among eight different sectors each had a fair value greater than $100 million.

Cincinnati Financial Corporation Third-Quarter 2020 10-Q

Common Stock Portfolio Industry Sector Distribution

	Percent of common stock portfolio
	At September 30, 2020		At December 31, 2019
	Cincinnati Financial	S&P 500 Industry Weightings	Cincinnati Financial	S&P 500 Industry Weightings
Sector:
Information technology	27.8%	28.1%	23.7%	23.2%
Healthcare	13.5	14.2	12.4	14.2
Financial	12.5	9.7	15.7	13.0
Industrials	12.0	8.3	12.6	9.1
Consumer discretionary	9.4	11.6	9.7	9.7
Consumer staples	7.2	7.0	6.2	7.2
Materials	5.5	2.6	5.0	2.7
Energy	3.6	2.1	6.3	4.3
Real Estate	3.0	2.6	2.5	2.9
Utilities	2.9	3.0	2.5	3.3
Telecomm services	2.6	10.8	3.4	10.4
Total	100.0%	100.0%	100.0%	100.0%

UNREALIZED INVESTMENT GAINS AND LOSSES
At September 30, 2020, unrealized investment gains before taxes for the fixed-maturity portfolio totaled $916 million and unrealized investment losses amounted to $32 million before taxes.

The $884 million net unrealized gain position in our fixed-maturity portfolio at September 30, 2020, increased in the first nine months of 2020, primarily due to a combination of net purchases and a decline in U.S. Treasury yields, somewhat offset by a widening of corporate credit spreads. The net gain position for our current fixed-maturity holdings will naturally decline over time as individual securities mature. In addition, changes in interest rates can cause rapid, significant changes in fair values of fixed-maturity securities and the net gain position, as discussed in Quantitative and Qualitative Disclosures About Market Risk.

For federal income tax purposes, taxes on gains from appreciated investments generally are not due until securities are sold. We believe that the appreciated value of equity securities, compared with the cost of securities that is generally used as a tax basis, is a useful measure to help evaluate how fair value can change over time. On this basis, the net unrealized investment gains at September 30, 2020, consisted of a net gain position in our equity portfolio of $3.969 billion. Events or factors such as economic growth or recession can affect the fair value and unrealized investment gains of our equity securities. The five largest holdings in our common stock portfolio were Apple, Microsoft (Nasdaq:MSFT), BlackRock Inc. (NYSE:BLK), Accenture Co. (NYSE:ACN) and JPMorgan Chase (NYSE:JPM), which had a combined fair value of $1.784 billion.

Unrealized Investment Losses
We expect the number of fixed-maturity securities trading below amortized cost to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, amortized costs for some securities are revised through write-downs recognized in prior periods. At September 30, 2020, 254 of the 4,103 fixed-maturity securities we owned had fair values below amortized cost, compared with 157 of the 3,911 securities we owned at year-end 2019. The 254 holdings with fair values below amortized cost at September 30, 2020, represented 6.9% of the fair value of our fixed-maturity investment portfolio and $32 million in unrealized losses.
•231 of the 254 holdings had fair value between 90% and 100% of amortized cost at September 30, 2020. These primarily consist of securities whose current valuation is largely the result of interest rate factors. The fair value of these 231 securities was $756 million, and they accounted for $15 million in unrealized losses.
Cincinnati Financial Corporation Third-Quarter 2020 10-Q

•22 of the 254 fixed-maturity holdings had fair value between 70% and 90% of amortized cost at September 30, 2020. We believe the 22 fixed-maturity securities will continue to pay interest and ultimately pay principal upon maturity. The issuers of these 22 securities have strong cash flow to service their debt and meet their contractual obligation to make principal payments. The fair value of these securities was $82 million, and they accounted for $16 million in unrealized losses.
•1 of the 254 fixed-maturity holdings had fair value below 70% of amortized cost at September 30, 2020. We believe the fixed-maturity security will continue to pay interest and ultimately pay principal upon maturity. The fair value of the security was $1 million, and it accounted for $1 million in unrealized losses.

The table below reviews fair values and unrealized losses by investment category and by the overall duration of the securities' continuous unrealized loss position.

(Dollars in millions)	Less than 12 months		12 months or more		Total
At September 30, 2020	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
Corporate	$600	$23	$62	$4	$662	$27
States, municipalities and political subdivisions	121	3	2	—	123	3
Commercial mortgage-backed	38	2	—	—	38	2
United States government	—	—	—	—	—	—
Foreign government	16	—	—	—	16	—
Government-sponsored enterprises	—	—	—	—	—	—
Total	$775	$28	$64	$4	$839	$32
At December 31, 2019
Fixed maturity securities:
Corporate	$199	$2	$118	$3	$317	$5
States, municipalities and political subdivisions	98	1	10	—	108	1
Commercial mortgage-backed	6	—	—	—	6	—
United States government	—	—	4	—	4	—
Foreign government	11	—	—	—	11	—
Government-sponsored enterprises	26	1	51	—	77	1
Total	$340	$4	$183	$3	$523	$7

At September 30, 2020, applying our invested asset impairment policy, we determined that the total of $32 million, for securities in an unrealized loss position in the table above, was not the result of a credit loss.

During the third quarter of 2020, two securities were written down to fair value through an impairment charge resulting in $1 million of noncash charges. During the first nine months of 2020, 14 securities were written down to fair value through an impairment charge resulting in $78 million of noncash charges. During the first nine months of 2019, we wrote down two securities and recorded $6 million in OTTI charges.

During full-year 2019, we wrote down three securities and recorded $9 million in OTTI charges. At December 31, 2019, 38 fixed-maturity investments with a total unrealized loss of $3 million had been in an unrealized loss position for 12 months or more. Of that total, no fixed-maturity investments had fair values below 70% of amortized cost.

Cincinnati Financial Corporation Third-Quarter 2020 10-Q

The following table summarizes the investment portfolio by severity of decline:

(Dollars in millions)	Number of issues	Amortized cost	Fair value	Gross unrealized gain (loss)	Gross investment income
At September 30, 2020
Taxable fixed maturities:
Fair valued below 70% of amortized cost	1	$2	$1	$(1)	$—
Fair valued at 70% to less than 100% of amortized cost	162	763	735	(28)	24
Fair valued at 100% and above of amortized cost	1,676	6,566	7,171	605	212
Investment income on securities sold in current year	—	—	—	—	11
Total	1,839	7,331	7,907	576	247
Tax-exempt fixed maturities:
Fair valued below 70% of amortized cost	—	—	—	—	—
Fair valued at 70% to less than 100% of amortized cost	91	106	103	(3)	2
Fair valued at 100% and above of amortized cost	2,173	3,836	4,147	311	90
Investment income on securities sold in current year	—	—	—	—	1
Total	2,264	3,942	4,250	308	93
Fixed-maturities summary:
Fair valued below 70% of amortized cost	1	2	1	(1)	—
Fair valued at 70% to less than 100% of amortized cost	253	869	838	(31)	26
Fair valued at 100% and above of amortized cost	3,849	10,402	11,318	916	302
Investment income on securities sold in current year	—	—	—	—	12
Total	4,103	$11,273	$12,157	$884	$340

At December 31, 2019
Fixed-maturities summary:
Fair valued below 70% of amortized cost	—	$—	$—	$—	$—
Fair valued at 70% to less than 100% of amortized cost	157	530	523	(7)	12
Fair valued at 100% and above of amortized cost	3,754	10,578	11,175	597	401
Investment income on securities sold in current year	—	—	—	—	33
Total	3,911	$11,108	$11,698	$590	$446

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company's management, with the participation of the company's chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of September 30, 2020. Based upon that evaluation, the company's chief executive officer and chief financial officer concluded that the design and operation of the company's disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure:
•that information required to be disclosed in the company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and
Cincinnati Financial Corporation Third-Quarter 2020 10-Q

•that such information is accumulated and communicated to the company's management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting – During the three months ended September 30, 2020, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There was no significant impact to our internal controls over financial reporting while the majority of our associates are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing any potential impact on the design and operating effectiveness of our internal controls over financial reporting, caused by or related to the pandemic.
Cincinnati Financial Corporation Third-Quarter 2020 10-Q

Part II – Other Information
Item 1.    Legal Proceedings
Neither the company nor any of our subsidiaries are involved in any litigation believed to be material other than ordinary, routine litigation incidental to the nature of our business.
Item 1A.    Risk Factors
Our risk factors have not changed materially since they were described in our 2019 Annual Report on Form 10-K filed February 25, 2020, and subsequently updated in our quarterly report on Form 10-Q for the periods ended March 31, 2020, filed on April 27, 2020, and June 30, 2020, filed on July 27, 2020, other than as described below.

The outbreak of COVID-19 could result in an unusually high level of losses.
In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization. The outbreak has become increasingly widespread in the United States, including in the markets in which we operate. Risks to our business include legislation or court decisions that extend business interruption insurance in commercial property coverage forms to cover claims for pure economic loss related to the COVID-19 pandemic. Legislative initiatives and pending litigation are ongoing in numerous jurisdictions, and we cannot provide assurance that we will not be impacted by adverse legislation or adverse judicial rulings in certain of these jurisdictions. These actions seek to extend coverage beyond the terms and conditions we intended for those policies, including policies that do not contain specific virus exclusions. Therefore we would be forced to pay claims when no coverage was contemplated and for which no premium was collected. If these actions are successful, these claim amounts could have a material, adverse impact on our business, financial condition, results of operations or cash flows.
Cincinnati Financial Corporation Third-Quarter 2020 10-Q

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any of our shares that were not registered under the Securities Act during the first nine months of 2020. Our repurchase program was expanded on October 22, 2007, to increase our repurchase authorization to approximately 13 million shares. Our repurchase program does not have an expiration date. On January 26, 2018, an additional 15 million shares were authorized, which expanded our current repurchase program. We have 12,376,785 shares available for purchase under our programs at September 30, 2020.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1-31, 2020	—	$—	—	12,376,785
August 1-31, 2020	—	—	—	12,376,785
September 1-30, 2020	—	—	—	12,376,785
Totals	—	—	—

Cincinnati Financial Corporation Third-Quarter 2020 10-Q

Item 6.    Exhibits

Exhibit No.	Exhibit Description
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

Cincinnati Financial Corporation Third-Quarter 2020 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINCINNATI FINANCIAL CORPORATION
Date: October 26, 2020

/S/ Michael J. Sewell
Michael J. Sewell, CPA
Chief Financial Officer, Senior Vice President and Treasurer
(Principal Accounting Officer)
Cincinnati Financial Corporation Third-Quarter 2020 10-Q