Form 10-Q
period 2021-06-30
CINCINNATI FINANCIAL CORP
filed 2021-07-28
CIK 20286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
 (Mark one)
☑       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2021.
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
(Former name, former address and former fiscal year, if changed since last report)
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
☐Yes ☑ No
As of July 23, 2021, there were 161,182,879 shares of common stock outstanding.

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED June 30, 2021

Cincinnati Financial Corporation Second-Quarter 2021 10-Q

Part I – Financial Information
Item 1.    Financial Statements (unaudited)

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

(Dollars in millions, except per share data)	June 30,	December 31,
	2021	2020
Assets
Investments
Fixed maturities, at fair value (amortized cost: 2021—$11,827; 2020—$11,312)	$12,789	$12,338
Equity securities, at fair value (cost: 2021—$4,000; 2020—$3,927)	9,897	8,856
Other invested assets	375	348
Total investments	23,061	21,542
Cash and cash equivalents	1,003	900
Investment income receivable	138	136
Finance receivable	100	95
Premiums receivable	2,217	1,879
Reinsurance recoverable	504	517
Prepaid reinsurance premiums	105	65
Deferred policy acquisition costs	924	805
Land, building and equipment, net, for company use (accumulated depreciation: 2021—$293; 2020—$285)	213	213
Other assets	460	438
Separate accounts	952	952
Total assets	$29,677	$27,542

Liabilities
Insurance reserves
Loss and loss expense reserves	$7,019	$6,746
Life policy and investment contract reserves	2,980	2,915
Unearned premiums	3,417	2,960
Other liabilities	1,049	982
Deferred income tax	1,495	1,299
Note payable	59	54
Long-term debt and lease obligations	848	845
Separate accounts	952	952
Total liabilities	17,819	16,753

Commitments and contingent liabilities (Note 12)

Shareholders' Equity
Common stock, par value—$2 per share; (authorized: 2021 and 2020—500 million shares; issued: 2021 and 2020—198.3 million shares)	397	397
Paid-in capital	1,334	1,328
Retained earnings	11,205	10,085
Accumulated other comprehensive income	731	769
Treasury stock at cost (2021—37.2 million shares and 2020—37.4 million shares)	(1,809)	(1,790)
Total shareholders' equity	11,858	10,789
Total liabilities and shareholders' equity	$29,677	$27,542

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation Second-Quarter 2021 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Income

(Dollars in millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenues
Earned premiums	$1,593	$1,482	$3,137	$2,938
Investment income, net of expenses	175	166	349	331
Investment gains and losses, net	520	1,060	1,024	(665)
Fee revenues	4	3	7	6
Other revenues	3	3	5	5
Total revenues	2,295	2,714	4,522	2,615
Benefits and Expenses
Insurance losses and contract holders' benefits	915	1,086	1,918	2,089
Underwriting, acquisition and insurance expenses	490	464	929	920
Interest expense	13	14	26	27
Other operating expenses	5	5	9	10
Total benefits and expenses	1,423	1,569	2,882	3,046
Income (Loss) Before Income Taxes	872	1,145	1,640	(431)
Provision (Benefit) for Income Taxes
Current	75	23	111	26
Deferred	94	213	206	(140)
Total provision (benefit) for income taxes	169	236	317	(114)
Net Income (Loss)	$703	$909	$1,323	$(317)
Per Common Share
Net income (loss)—basic	$4.36	$5.65	$8.21	$(1.96)
Net income (loss)—diluted	4.31	5.63	8.13	(1.96)

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation Second-Quarter 2021 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net Income (Loss)	$703	$909	$1,323	$(317)
Other Comprehensive Income (Loss)
Change in unrealized gains on investments, net of tax (benefit) of $27, $107, $(14) and $39, respectively	105	399	(50)	143
Amortization of pension actuarial loss and prior service cost, net of tax of $0, $0, $1 and $0, respectively	1	1	4	2
Change in life deferred acquisition costs, life policy reserves and other, net of tax (benefit) of $0, $(2), $2 and $1, respectively	—	(7)	8	4
Other comprehensive income (loss)	106	393	(38)	149
Comprehensive Income (Loss)	$809	$1,302	$1,285	$(168)

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Second-Quarter 2021 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Common Stock
Beginning of period	$397	$397	$397	$397
Share-based awards	—	—	—	—
End of period	397	397	397	397

Paid-In Capital
Beginning of period	1,322	1,300	1,328	1,306
Share-based awards	2	—	(14)	(16)
Share-based compensation	8	7	17	16
Other	2	2	3	3
End of period	1,334	1,309	1,334	1,309

Retained Earnings
Beginning of period	10,603	7,932	10,085	9,257
Cumulative effect of change in accounting for credit losses as of January 1, 2020	—	—	—	(2)
Adjusted beginning of year	10,603	7,932	10,085	9,255
Net income (loss)	703	909	1,323	(317)
Dividends declared	(101)	(96)	(203)	(193)
End of period	11,205	8,745	11,205	8,745

Accumulated Other Comprehensive Income
Beginning of period	625	204	769	448
Other comprehensive income (loss)	106	393	(38)	149
End of period	731	597	731	597

Treasury Stock
Beginning of period	(1,809)	(1,791)	(1,790)	(1,544)
Share-based awards	3	1	15	12
Shares acquired - share repurchase authorization	—	—	(28)	(256)
Shares acquired - share-based compensation plans	(4)	—	(7)	(3)
Other	1	—	1	1
End of period	(1,809)	(1,790)	(1,809)	(1,790)

Total Shareholders' Equity	$11,858	$9,258	$11,858	$9,258

(In millions, except per common share)
Common Stock - Shares Outstanding
Beginning of period	161.0	160.8	160.9	162.9
Share-based awards	0.1	—	0.5	0.4
Shares acquired - share repurchase authorization	—	—	(0.3)	(2.5)
End of period	161.1	160.8	161.1	160.8

Dividends declared per common share	$0.63	$0.60	$1.26	$1.20

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation Second-Quarter 2021 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

(Dollars in millions)	Six months ended June 30,
	2021	2020
Cash Flows From Operating Activities
Net income (loss)	$1,323	$(317)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46	42
Investment gains and losses, net	(1,011)	669
Share-based compensation	17	16
Interest credited to contract holders	23	23
Deferred income tax expense	206	(140)
Changes in:
Investment income receivable	(2)	2
Premiums and reinsurance receivable	(365)	(232)
Deferred policy acquisition costs	(94)	(59)
Other assets	(23)	(25)
Loss and loss expense reserves	273	316
Life policy and investment contract reserves	55	65
Unearned premiums	457	319
Other liabilities	23	(51)
Current income tax receivable/payable	(11)	(14)
Net cash provided by operating activities	917	614
Cash Flows From Investing Activities
Sale of fixed maturities	73	87
Call or maturity of fixed maturities	690	563
Sale of equity securities	110	222
Purchase of fixed maturities	(1,228)	(757)
Purchase of equity securities	(152)	(371)
Investment in finance receivables	(22)	(23)
Collection of finance receivables	18	15
Investment in building and equipment	(9)	(10)
Change in other invested assets, net	(6)	32
Net cash used in investing activities	(526)	(242)
Cash Flows From Financing Activities
Payment of cash dividends to shareholders	(195)	(185)
Shares acquired - share repurchase authorization	(28)	(256)
Changes in note payable	5	83
Proceeds from stock options exercised	8	4
Contract holders' funds deposited	47	44
Contract holders' funds withdrawn	(75)	(83)
Other	(50)	(40)
Net cash used in financing activities	(288)	(433)
Net change in cash and cash equivalents	103	(61)
Cash and cash equivalents at beginning of year	900	767
Cash and cash equivalents at end of period	$1,003	$706
Supplemental Disclosures of Cash Flow Information:
Interest paid	$26	$27
Income taxes paid	113	31
Noncash Activities
Equipment acquired under finance lease obligations	$8	$9
Share-based compensation	21	3
Other assets and other liabilities	83	48

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation Second-Quarter 2021 10-Q

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

Our June 30, 2021, condensed consolidated financial statements are unaudited. We believe that we have made all adjustments, consisting only of normal recurring accruals, that are necessary for fair presentation. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our 2020 Annual Report on Form 10-K. The results of operations for interim periods do not necessarily indicate results to be expected for the full year.

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

Pending Accounting Updates
ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts
In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. ASU 2018-12 is intended to improve the timeliness of recognizing changes in the liability for future policy benefits and modify the rate used to discount future cash flows. The ASU will simplify and improve the accounting for certain market-based options or guarantees associated with deposit or account balance contracts and simplify amortization of deferred acquisition costs while improving and expanding required disclosures. In November 2020, the FASB issued an ASU that delayed the effective date of ASU 2018-12 to interim and annual reporting periods beginning after December 15, 2022. These ASU's have not yet been adopted. Management is currently evaluating the impact on our company's consolidated financial position, results of operations and cash flows.

Cincinnati Financial Corporation Second-Quarter 2021 10-Q

NOTE 2 – Investments
The following table provides amortized cost, gross unrealized gains, gross unrealized losses and fair value for our fixed-maturity securities:

(Dollars in millions)	Amortized cost	Gross unrealized		Fair value
At June 30, 2021		gains	losses
Fixed maturity securities:
Corporate	$6,775	$581	$2	$7,354
States, municipalities and political subdivisions	4,632	367	2	4,997
Commercial mortgage-backed	268	14	—	282
United States government	122	4	—	126
Foreign government	23	—	—	23
Government-sponsored enterprises	7	—	—	7
Total	$11,827	$966	$4	$12,789
At December 31, 2020
Fixed maturity securities:
Corporate	$6,281	$621	$7	$6,895
States, municipalities and political subdivisions	4,604	395	2	4,997
Commercial mortgage-backed	271	15	1	285
United States government	115	5	—	120
Foreign government	29	—	—	29
Government-sponsored enterprises	12	—	—	12
Total	$11,312	$1,036	$10	$12,338

The net unrealized investment gains in our fixed-maturity portfolio at June 30, 2021, are primarily the result of the continued low interest rate environment that increased the fair value of our fixed-maturity portfolio. Our commercial mortgage-backed securities had an average rating of Aa1/AA at June 30, 2021 and December 31, 2020.

Cincinnati Financial Corporation Second-Quarter 2021 10-Q

The table below provides fair values and gross unrealized losses by investment category and by the duration of the securities' continuous unrealized loss positions:

(Dollars in millions)	Less than 12 months		12 months or more		Total
At June 30, 2021	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
Corporate	$207	$1	$27	$1	$234	$2
States, municipalities and political subdivisions	46	1	7	1	53	2
Commercial mortgage-backed	4	—	9	—	13	—
United States government	9	—	—	—	9	—
Foreign government	5	—	—	—	5	—
Government-sponsored enterprises	5	—	—	—	5	—
Total	$276	$2	$43	$2	$319	$4
At December 31, 2020
Fixed maturity securities:
Corporate	$330	$5	$46	$2	$376	$7
States, municipalities and political subdivisions	31	2	2	—	33	2
Commercial mortgage-backed	23	1	6	—	29	1
United States government	12	—	—	—	12	—
Foreign government	10	—	—	—	10	—
Total	$406	$8	$54	$2	$460	$10

Contractual maturity dates for fixed-maturities securities were:

(Dollars in millions)	Amortized cost	Fair value	% of fair value
At June 30, 2021
Maturity dates:
Due in one year or less	$516	$524	4.1%
Due after one year through five years	3,669	3,924	30.7
Due after five years through ten years	3,574	3,904	30.5
Due after ten years	4,068	4,437	34.7
Total	$11,827	$12,789	100.0%

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Cincinnati Financial Corporation Second-Quarter 2021 10-Q

The following table provides investment income and investment gains and losses, net:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Investment income:
Interest	$117	$114	$235	$226
Dividends	60	53	118	106
Other	1	2	3	5
Total	178	169	356	337
Less investment expenses	3	3	7	6
Total	$175	$166	$349	$331

Investment gains and losses, net:
Equity securities:
Investment gains and losses on securities sold, net	$—	$24	$6	$17
Unrealized gains and losses on securities still held, net	489	1,044	974	(602)
Subtotal	489	1,068	980	(585)
Fixed maturities:
Gross realized gains	11	3	14	5
Gross realized losses	(2)	(3)	(2)	(3)
Write-down of impaired securities	—	—	—	(77)
Subtotal	9	—	12	(75)

Other	22	(8)	32	(5)
Total	$520	$1,060	$1,024	$(665)

The fair value of our equity portfolio was $9.897 billion and $8.856 billion at June 30, 2021 and December 31, 2020, respectively. At June 30, 2021 and December 31, 2020, Apple Inc. (Nasdaq:AAPL), an equity holding, was our largest single investment holding with a fair value of $665 million and $644 million, which was 7.0% and 7.5% of our publicly traded common equities portfolio and 2.9% and 3.0% of the total investment portfolio, respectively.

At June 30, 2021 and December 31, 2020, there were no fixed-maturity securities with an allowance for credit losses. During the three and six months ended June 30, 2021, there were no fixed-maturity securities that were written down to fair value due to an intention to be sold. During the three months ended June 30, 2020, there were no fixed-maturity securities that were written down to fair value due to an intention to be sold and during the six months ended June 30, 2020, there were 12 fixed-maturity securities from the energy, real estate, consumer goods and technology & electronics sectors that were written down to fair value due to an intention to be sold.

At June 30, 2021, 108 fixed-maturity securities with a total unrealized loss of $4 million were in an unrealized loss position. Of that total, two fixed-maturity securities had fair values below 70% of amortized cost. At December 31, 2020, 128 fixed-maturity securities with a total unrealized loss of $10 million were in an unrealized loss position. Of that total, no fixed-maturity securities had fair values below 70% of amortized cost.

Cincinnati Financial Corporation Second-Quarter 2021 10-Q

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

Fair Value Disclosures for Assets
The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020. We do not have any liabilities carried at fair value.

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At June 30, 2021
Fixed maturities, available for sale:
Corporate	$—	$7,354	$—	$7,354
States, municipalities and political subdivisions	—	4,997	—	4,997
Commercial mortgage-backed	—	282	—	282
United States government	126	—	—	126
Foreign government	—	23	—	23
Government-sponsored enterprises	—	7	—	7
Subtotal	126	12,663	—	12,789
Common equities	9,522	—	—	9,522
Nonredeemable preferred equities	—	375	—	375
Separate accounts taxable fixed maturities	—	912	—	912
Top Hat savings plan mutual funds and common equity (included in Other assets)	63	—	—	63
Total	$9,711	$13,950	$—	$23,661

At December 31, 2020
Fixed maturities, available for sale:
Corporate	$—	$6,895	$—	$6,895
States, municipalities and political subdivisions	—	4,997	—	4,997
Commercial mortgage-backed	—	285	—	285
United States government	120	—	—	120
Foreign government	—	29	—	29
Government-sponsored enterprises	—	12	—	12
Subtotal	120	12,218	—	12,338
Common equities	8,541	—	—	8,541
Nonredeemable preferred equities	—	315	—	315
Separate accounts taxable fixed maturities	—	903	—	903
Top Hat savings plan mutual funds and common equity (included in Other assets)	51	—	—	51
Total	$8,712	$13,436	$—	$22,148

Cincinnati Financial Corporation Second-Quarter 2021 10-Q

We also held Level 1 cash and cash equivalents of $1.003 billion and $900 million at June 30, 2021 and December 31, 2020, respectively.

Fair Value Disclosures for Assets and Liabilities Not Carried at Fair Value
The disclosures below are presented to provide information about the effects of current market conditions on financial instruments that are not reported at fair value in our condensed consolidated financial statements.

This table summarizes the book value and principal amounts of our long-term debt:

(Dollars in millions)			Book value		Principal amount
Interest rate	Year of issue		June 30,	December 31,	June 30,	December 31,
			2021	2020	2021	2020
6.900%	1998	Senior debentures, due 2028	$27	$27	$28	$28
6.920%	2005	Senior debentures, due 2028	391	391	391	391
6.125%	2004	Senior notes, due 2034	371	370	374	374
Total			$789	$788	$793	$793

The following table shows fair values of our note payable and long-term debt:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At June 30, 2021
Note payable	$—	$59	$—	$59
6.900% senior debentures, due 2028	—	35	—	35
6.920% senior debentures, due 2028	—	512	—	512
6.125% senior notes, due 2034	—	511	—	511
Total	$—	$1,117	$—	$1,117

At December 31, 2020
Note payable	$—	$54	$—	$54
6.900% senior debentures, due 2028	—	35	—	35
6.920% senior debentures, due 2028	—	515	—	515
6.125% senior notes, due 2034	—	522	—	522
Total	$—	$1,126	$—	$1,126

Cincinnati Financial Corporation Second-Quarter 2021 10-Q

The following table shows the fair value of our life policy loans included in other invested assets and the fair values of our deferred annuities and structured settlements included in life policy and investment contract reserves:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At June 30, 2021
Life policy loans	$—	$—	$44	$44

Deferred annuities	—	—	811	811
Structured settlements	—	212	—	212
Total	$—	$212	$811	$1,023

At December 31, 2020
Life policy loans	$—	$—	$49	$49

Deferred annuities	—	—	836	836
Structured settlements	—	227	—	227
Total	$—	$227	$836	$1,063

Outstanding principal and interest for these life policy loans totaled $31 million and $33 million at June 30, 2021 and December 31, 2020, respectively.

Recorded reserves for the deferred annuities were $769 million and $761 million at June 30, 2021 and December 31, 2020, respectively. Recorded reserves for the structured settlements were $141 million and $145 million at June 30, 2021 and December 31, 2020, respectively.

Cincinnati Financial Corporation Second-Quarter 2021 10-Q

NOTE 4 – Property Casualty Loss and Loss Expenses
This table summarizes activity for our consolidated property casualty loss and loss expense reserves:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Gross loss and loss expense reserves, beginning of period	$6,880	$6,153	$6,677	$6,088
Less reinsurance recoverable	262	294	277	342
Net loss and loss expense reserves, beginning of period	6,618	5,859	6,400	5,746
Net incurred loss and loss expenses related to:
Current accident year	949	1,054	1,982	2,017
Prior accident years	(119)	(47)	(229)	(80)
Total incurred	830	1,007	1,753	1,937
Net paid loss and loss expenses related to:
Current accident year	334	369	477	555
Prior accident years	433	382	995	1,013
Total paid	767	751	1,472	1,568
Net loss and loss expense reserves, end of period	6,681	6,115	6,681	6,115
Plus reinsurance recoverable	274	294	274	294
Gross loss and loss expense reserves, end of period	$6,955	$6,409	$6,955	$6,409

We use actuarial methods, models and judgment to estimate, as of a financial statement date, the property casualty loss and loss expense reserves required to pay for and settle all outstanding insured claims, including incurred but not reported (IBNR) claims, as of that date. The actuarial estimate is subject to review and adjustment by an inter-departmental committee that includes actuarial, claims, underwriting, loss prevention and accounting management. This committee is familiar with relevant company and industry business, claims and underwriting trends, as well as general economic and legal trends that could affect future loss and loss expense payments. The amount we will actually have to pay for claims can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate. The reserve for loss and loss expenses in the condensed consolidated balance sheets also included $64 million at June 30, 2021 and
$54 million at June 30, 2020, for certain life and health loss and loss expense reserves.

For the three months ended June 30, 2021, we experienced $119 million of favorable development on prior accident years, including $86 million of favorable development in commercial lines, $12 million of favorable development in personal lines and $1 million of favorable development in excess and surplus lines. Within commercial lines, we recognized favorable reserve development of $27 million for the workers' compensation line and $26 million for the commercial casualty line due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. Within personal lines, we recognized favorable reserve development of $9 million in personal auto.

For the six months ended June 30, 2021, we experienced $229 million of favorable development on prior accident years, including $169 million of favorable development in commercial lines, $32 million of favorable development in personal lines and $3 million of unfavorable development in excess and surplus lines. Within commercial lines, we recognized favorable reserve development of $52 million for the workers' compensation line, $37 million for the commercial auto line, $34 million for the commercial property line and $32 million for the commercial casualty line due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. Within personal lines, we recognized favorable reserve development of $24 million in personal auto.

Cincinnati Financial Corporation Second-Quarter 2021 10-Q

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
Cincinnati Financial Corporation Second-Quarter 2021 10-Q

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

This table summarizes our life policy and investment contract reserves:

(Dollars in millions)	June 30, 2021	December 31, 2020
Life policy reserves:
Ordinary/traditional life	$1,338	$1,301
Other	53	52
Subtotal	1,391	1,353
Investment contract reserves:
Deferred annuities	769	761
Universal life	670	647
Structured settlements	141	145
Other	9	9
Subtotal	1,589	1,562
Total life policy and investment contract reserves	$2,980	$2,915

Cincinnati Financial Corporation Second-Quarter 2021 10-Q

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

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Property casualty:
Deferred policy acquisition costs asset, beginning of period	$586	$536	$542	$512
Capitalized deferred policy acquisition costs	325	292	637	572
Amortized deferred policy acquisition costs	(281)	(261)	(549)	(517)
Deferred policy acquisition costs asset, end of period	$630	$567	$630	$567

Life:
Deferred policy acquisition costs asset, beginning of period	$294	$291	$263	$262
Capitalized deferred policy acquisition costs	15	14	29	29
Amortized deferred policy acquisition costs	(14)	(15)	(23)	(24)
Shadow deferred policy acquisition costs	(1)	(23)	25	—
Deferred policy acquisition costs asset, end of period	$294	$267	$294	$267

Consolidated:
Deferred policy acquisition costs asset, beginning of period	$880	$827	$805	$774
Capitalized deferred policy acquisition costs	340	306	666	601
Amortized deferred policy acquisition costs	(295)	(276)	(572)	(541)
Shadow deferred policy acquisition costs	(1)	(23)	25	—
Deferred policy acquisition costs asset, end of period	$924	$834	$924	$834

No premium deficiencies were recorded in the condensed consolidated statements of income, as the sum of the anticipated loss and loss expenses, policyholder dividends and unamortized deferred acquisition expenses did not exceed the related unearned premiums and anticipated investment income.

Cincinnati Financial Corporation Second-Quarter 2021 10-Q

NOTE 7 – Accumulated Other Comprehensive Income
Accumulated other comprehensive income (AOCI) includes changes in unrealized gains and losses on investments, changes in pension obligations and changes in life deferred acquisition costs, life policy reserves and other as follows:

(Dollars in millions)	Three months ended June 30,
	2021			2020
	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, beginning of period	$830	$174	$656	$266	$55	$211
OCI before investment gains and losses, net, recognized in net income	141	28	113	506	107	399
Investment gains and losses, net, recognized in net income	(9)	(1)	(8)	—	—	—
OCI	132	27	105	506	107	399
AOCI, end of period	$962	$201	$761	$772	$162	$610

Pension obligations:
AOCI, beginning of period	$(37)	$(6)	$(31)	$(8)	$—	$(8)
OCI excluding amortization recognized in net income	—	—	—	—	—	—
Amortization recognized in net income	1	—	1	1	—	1
OCI	1	—	1	1	—	1
AOCI, end of period	$(36)	$(6)	$(30)	$(7)	$—	$(7)

Life deferred acquisition costs, life policy reserves and other:
AOCI, beginning of period	$—	$—	$—	$1	$—	$1
OCI before investment gains and losses, net, recognized in net income	—	—	—	(9)	(2)	(7)
Investment gains and losses, net, recognized in net income	—	—	—	—	—	—
OCI	—	—	—	(9)	(2)	(7)
AOCI, end of period	$—	$—	$—	$(8)	$(2)	$(6)

Summary of AOCI:
AOCI, beginning of period	$793	$168	$625	$259	$55	$204
Investments OCI	132	27	105	506	107	399
Pension obligations OCI	1	—	1	1	—	1
Life deferred acquisition costs, life policy reserves and other OCI	—	—	—	(9)	(2)	(7)
Total OCI	133	27	106	498	105	393
AOCI, end of period	$926	$195	$731	$757	$160	$597

Cincinnati Financial Corporation Second-Quarter 2021 10-Q

(Dollars in millions)	Six months ended June 30,
	2021			2020
	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, beginning of period	$1,026	$215	$811	$590	$123	$467
OCI before investment gains and losses, net, recognized in net income	(52)	(11)	(41)	107	23	84
Investment gains and losses, net, recognized in net income	(12)	(3)	(9)	75	16	59
OCI	(64)	(14)	(50)	182	39	143
AOCI, end of period	$962	$201	$761	$772	$162	$610

Pension obligations:
AOCI, beginning of period	$(41)	$(7)	$(34)	$(9)	$—	$(9)
OCI excluding amortization recognized in net income	2	—	2	—	—	—
Amortization recognized in net income	3	1	2	2	—	2
OCI	5	1	4	2	—	2
AOCI, end of period	$(36)	$(6)	$(30)	$(7)	$—	$(7)

Life deferred acquisition costs, life policy reserves and other:
AOCI, beginning of period	$(10)	$(2)	$(8)	$(13)	$(3)	$(10)
OCI before investment gains and losses, net, recognized in net income	10	2	8	5	1	4
Investment gains and losses, net, recognized in net income	—	—	—	—	—	—
OCI	10	2	8	5	1	4
AOCI, end of period	$—	$—	$—	$(8)	$(2)	$(6)

Summary of AOCI:
AOCI, beginning of period	$975	$206	$769	$568	$120	$448
Investments OCI	(64)	(14)	(50)	182	39	143
Pension obligations OCI	5	1	4	2	—	2
Life deferred acquisition costs, life policy reserves and other OCI	10	2	8	5	1	4
Total OCI	(49)	(11)	(38)	189	40	149
AOCI, end of period	$926	$195	$731	$757	$160	$597

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

Cincinnati Financial Corporation Second-Quarter 2021 10-Q

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

The table below summarizes our consolidated property casualty insurance net written premiums, earned premiums and incurred loss and loss expenses:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Direct written premiums	$1,649	$1,539	$3,194	$2,997
Assumed written premiums	161	101	366	212
Ceded written premiums	(96)	(81)	(153)	(132)
Net written premiums	$1,714	$1,559	$3,407	$3,077

Direct earned premiums	$1,465	$1,388	$2,894	$2,759
Assumed earned premiums	109	63	210	129
Ceded earned premiums	(60)	(48)	(115)	(96)
Earned premiums	$1,514	$1,403	$2,989	$2,792

Direct incurred loss and loss expenses	$781	$976	$1,649	$1,876
Assumed incurred loss and loss expenses	54	45	132	79
Ceded incurred loss and loss expenses	(5)	(14)	(28)	(18)
Incurred loss and loss expenses	$830	$1,007	$1,753	$1,937

Our life insurance company purchases reinsurance for protection of a portion of the risks that are written. Primary components of our life reinsurance program include individual mortality coverage, aggregate catastrophe and accidental death coverage in excess of certain deductibles.

The table below summarizes our consolidated life insurance earned premiums and contract holders' benefits incurred:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Direct earned premiums	$98	$98	$185	$183
Ceded earned premiums	(19)	(19)	(37)	(37)
Earned premiums	$79	$79	$148	$146

Direct contract holders' benefits incurred	100	100	207	185
Ceded contract holders' benefits incurred	(15)	(21)	(42)	(33)
Contract holders' benefits incurred	$85	$79	$165	$152

The ceded benefits incurred can vary depending on the type of life insurance policy held and the year the policy was issued.

At June 30, 2021 and December 31, 2020, the allowance for uncollectible property casualty premiums was
$16 million and $19 million, respectively. At June 30, 2021 and December 31, 2020, the allowances for credit losses on other premiums receivable and recoverable assets were immaterial.
Cincinnati Financial Corporation Second-Quarter 2021 10-Q

NOTE 9 – Income Taxes
The differences between the 21% statutory federal income tax rate and our effective income tax rate were as follows:

(Dollars in millions)	Three months ended June 30,				Six months ended June 30,
	2021		2020		2021		2020
Tax at statutory rate:	$183	21.0%	$240	21.0%	$344	21.0%	$(91)	21.0%
Increase (decrease) resulting from:
Tax-exempt income from municipal bonds	(5)	(0.6)	(5)	(0.4)	(10)	(0.6)	(10)	2.3
Dividend received exclusion	(4)	(0.5)	(4)	(0.3)	(9)	(0.5)	(8)	1.9
Other	(5)	(0.5)	5	0.3	(8)	(0.6)	(5)	1.3
Provision (benefit) for income taxes	$169	19.4%	$236	20.6%	$317	19.3%	$(114)	26.5%

The provision for federal income taxes is based upon filing a consolidated income tax return for the company and its domestic subsidiaries.

We continue to believe that after considering all positive and negative evidence of taxable income in the carryback and carryforward periods as permitted by law, it is more likely than not that all of the deferred tax assets on our U.S. domestic operations will be realized. As a result, we have no valuation allowance for our U.S. domestic operations at June 30, 2021 and December 31, 2020. As more fully discussed below, we do carry a valuation allowance on the deferred tax assets related to Cincinnati Global.

Unrecognized Tax Benefits
At June 30, 2021 and December 31, 2020, we had a gross unrecognized tax benefit of $34 million. There were no changes to this amount during the first half of 2021. It is reasonably possible that within the next 12 months, our unrecognized tax benefit could change when the IRS completes its examination of the tax year ended
December 31, 2018.

Cincinnati Global
As a result of operations for the three and six months ended June 30, 2021, Cincinnati Global decreased their net deferred assets $3 million and $4 million with an offsetting decrease of $3 million and $4 million to their valuation allowance. At June 30, 2021, Cincinnati Global had a net deferred tax asset of $52 million and an offsetting valuation allowance of $52 million.

Deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized. After considering all positive and negative evidence related to the Cincinnati Global operations, we continue to believe it is appropriate to carry a valuation allowance at June 30, 2021.

At June 30, 2021 and December 31, 2020, Cincinnati Global had operating loss carryforwards in the United States of $26 million for both periods and in the United Kingdom of $119 million and $108 million, respectively. These Cincinnati Global losses can only be utilized within the Cincinnati Global group in both the United States and in the United Kingdom and cannot offset the income of our domestic operations in the United States.

Cincinnati Financial Corporation Second-Quarter 2021 10-Q

NOTE 10 – Net Income (Loss) Per Common Share
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are computed based on the weighted average number of common and dilutive potential common shares outstanding using the treasury stock method. The table shows calculations for basic and diluted earnings per share:

(In millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)—basic and diluted	$703	$909	$1,323	$(317)
Denominator:
Basic weighted-average common shares outstanding	161.1	160.8	161.1	161.5
Effect of share-based awards:
Stock options	1.2	0.3	1.0	—
Nonvested shares	0.6	0.4	0.6	—
Diluted weighted-average shares	162.9	161.5	162.7	161.5
Earnings (loss) per share:
Basic	$4.36	$5.65	$8.21	$(1.96)
Diluted	$4.31	$5.63	$8.13	$(1.96)
Number of anti-dilutive share-based awards	0.4	2.7	1.0	2.6

The sources of dilution of our common shares are certain equity-based awards. See our 2020 Annual Report on Form 10-K, Item 8, Note 17, Share-Based Associate Compensation Plans, Page 176, for information about share-based awards. The above table shows the number of anti-dilutive share-based awards for the three and six months ended June 30, 2021 and 2020. These share-based awards were not included in the computation of net income per common share (diluted) because their exercise would have anti-dilutive effects. In accordance with Accounting Standards Codification 260, Earnings per Share, the assumed exercise of share-based awards for the six months ended June 30, 2020, were excluded from the computation of diluted loss per share.

NOTE 11 – Employee Retirement Benefits
The following summarizes the components of net periodic benefit cost for our qualified and supplemental pension plans:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Service cost	$3	$3	$5	$5
Non-service costs (benefit):
Interest cost	3	3	5	6
Expected return on plan assets	(6)	(6)	(11)	(11)
Amortization of actuarial loss and prior service cost	1	1	3	2
Other	—	—	2	—
Total non-service benefit	(2)	(2)	(1)	(3)
Net periodic benefit cost	$1	$1	$4	$2

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

Cincinnati Financial Corporation Second-Quarter 2021 10-Q

We made matching contributions totaling $5 million and $4 million to our 401(k) and Top Hat savings plans during the second quarter of 2021 and 2020 and contributions of $11 million and $12 million for the first half of 2021 and 2020, respectively.

We made no contributions to our qualified pension plan during the first six months of 2021.

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

In addition to the inherent difficulty in predicting litigation outcomes, the COVID-19 pandemic business income coverage lawsuits present a number of uncertainties and contingencies that are not yet known, including how many policyholders will ultimately file claims, the number of lawsuits that will be filed, the extent to which any class may be certified, and the size and scope of any such classes. The legal theories advanced by plaintiffs vary by case as do the state laws that govern policy interpretation. These lawsuits are at various stages of litigation; many complaints continue to be amended; several have been dismissed voluntarily and may be refiled; and others have been dismissed in favor of the company by trial courts. Some early decisions on motion filings have been appealed. While these appeals are at various stages of the briefing and argument process, several of the cases are now fully briefed and scheduled for oral argument. The first appellate case in the nation to consider these issues was recently decided by the Federal Court of Appeals for the Eighth Circuit in favor of the company.

The vast majority of cases in Ohio remain stayed pending a decision by the Ohio Supreme Court on a question certified to it by the federal district court in the Northern District of Ohio in the case of Neuro-Communication Services, Inc. v. The Cincinnati Insurance Company, et al., Case No. 4:20-cv-1275 (N.D. Ohio filed June 10, 2020). The Ohio Supreme Court has agreed to answer the following question: “Does the general presence in the community, or on surfaces at a premises, of the novel coronavirus known as SARS-CoV-2, constitute direct physical loss or damage to property; or does the presence of a person infected with COVID-19 constitute direct physical loss or damage to property at that premises?" Accordingly, little discovery has occurred on pending cases and most cases have not yet produced any substantive legal rulings. In addition, business income calculations depend upon a wide range of factors that are particular to the circumstances of each individual policyholder and, here, virtually none of the plaintiffs have submitted proofs of loss or otherwise quantified or factually supported any allegedly covered loss. Moreover, the company’s experience shows that demands stated in lawsuits often bear little relation to a reasonable estimate of potential loss. Accordingly, management cannot now reasonably estimate the possible loss or range of loss, if any. Nonetheless, given the number of claims and potential claims, the indeterminate amounts sought, and the inherent unpredictability of litigation, it is possible that adverse outcomes, if any, in the aggregate could have a material adverse effect on the company’s consolidated financial position, results of operations and cash flows.
Cincinnati Financial Corporation Second-Quarter 2021 10-Q

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

Cincinnati Financial Corporation Second-Quarter 2021 10-Q

Segment information is summarized in the following table:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenues:
Commercial lines insurance
Commercial casualty	$312	$289	$615	$577
Commercial property	259	254	512	504
Commercial auto	198	189	391	374
Workers' compensation	68	68	135	143
Other commercial	74	70	144	135
Commercial lines insurance premiums	911	870	1,797	1,733
Fee revenues	1	1	2	2
Total commercial lines insurance	912	871	1,799	1,735

Personal lines insurance
Personal auto	152	154	305	308
Homeowner	178	163	352	322
Other personal	52	47	101	93
Personal lines insurance premiums	382	364	758	723
Fee revenues	1	1	2	2
Total personal lines insurance	383	365	760	725

Excess and surplus lines insurance	95	78	184	156
Fee revenues	1	—	1	1
Total excess and surplus lines insurance	96	78	185	157

Life insurance premiums	79	79	148	146
Fee revenues	1	1	2	1
Total life insurance	80	80	150	147

Investments
Investment income, net of expenses	175	166	349	331
Investment gains and losses, net	520	1,060	1,024	(665)
Total investment revenue	695	1,226	1,373	(334)

Other
Premiums	126	91	250	180
Other	3	3	5	5
Total other revenues	129	94	255	185
Total revenues	$2,295	$2,714	$4,522	$2,615

Income (loss) before income taxes:
Insurance underwriting results
Commercial lines insurance	$145	$8	$275	$(12)
Personal lines insurance	29	(43)	26	(22)
Excess and surplus lines insurance	10	(1)	18	8
Life insurance	(2)	1	(4)	3
Investments	668	1,201	1,320	(385)
Other	22	(21)	5	(23)
Total income (loss) before income taxes	$872	$1,145	$1,640	$(431)

Identifiable assets:	June 30, 2021	December 31, 2020
Property casualty insurance	$4,376	$3,838
Life insurance	1,580	1,661
Investments	22,825	21,332
Other	896	711
Total	$29,677	$27,542

Cincinnati Financial Corporation Second-Quarter 2021 10-Q

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
Cincinnati Financial Corporation Second-Quarter 2021 10-Q

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
Cincinnati Financial Corporation Second-Quarter 2021 10-Q

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

Cincinnati Financial Corporation Second-Quarter 2021 10-Q

CORPORATE FINANCIAL HIGHLIGHTS
Net Income and Comprehensive Income Data

(Dollars in millions, except per share data)	Three months ended June 30,			Six months ended June 30,
	2021	2020	% Change	2021	2020	% Change
Earned premiums	$1,593	$1,482	7	$3,137	$2,938	7
Investment income, net of expenses (pretax)	175	166	5	349	331	5
Investment gains and losses, net (pretax)	520	1,060	(51)	1,024	(665)	nm
Total revenues	2,295	2,714	(15)	4,522	2,615	73
Net income (loss)	703	909	(23)	1,323	(317)	nm
Comprehensive income (loss)	809	1,302	(38)	1,285	(168)	nm
Net income (loss) per share—diluted	4.31	5.63	(23)	8.13	(1.96)	nm
Cash dividends declared per share	0.63	0.60	5	1.26	1.20	5
Diluted weighted average shares outstanding	162.9	161.5	1	162.7	161.5	1

Total revenues decreased 15% for the second quarter of 2021, compared with the second quarter of 2020, as a decrease in net investment gains offset increases in earned premiums and investment income. For the first six months of 2021, compared with the same period of 2020, total revenues increased $1.907 billion, primarily due to higher earned premiums and net investment gains in 2021 instead of net investment losses in 2020. Premium and investment revenue trends are discussed further in the respective sections of Financial Results.

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

Net income for the second quarter of 2021, compared with the same quarter in 2020, decreased $206 million, including a decrease of $427 million in after-tax net investment gains that offset increases of $207 million in after-tax property casualty underwriting income and $7 million in after-tax investment income. Catastrophe losses for the second quarter of 2021, mostly weather related, were $136 million lower after taxes and favorably affected both net income and property casualty underwriting income. Life insurance segment results on a pretax basis decreased by $3 million compared with the second quarter of 2020.

For the first six months of 2021, net income increased $1.640 billion, compared with the same period of 2020, including increases of $1.334 billion in after-tax investment gains and losses, $293 million in after-tax property casualty underwriting income and $15 million improvement in after-tax investment income. The property casualty underwriting income increase included a favorable $115 million after-tax effect from lower catastrophe losses. Life insurance segment results decreased by $7 million on a pretax basis.

During the first six months of 2021, SARS-CoV-2, also known as COVID-19 and recognized as a pandemic by the World Health Organization, continued to cause dampening economic effects in some areas where we operate, while many areas experienced strengthening economic effects due to increased business activity and consumer spending.

We believe the COVID-19 pandemic did not have a significant effect on our premium revenues for the second quarter of 2021, while it had a modestly slowing effect on premium growth for the first quarter of the year. Premium growth by segment is discussed below in Financial Results. For future periods, renewal premium or new business premium amounts could decline if the basis for policy premiums, such as sales and payrolls of businesses we insure, decrease as a result of the pandemic and a weakening economy. We are not able to determine premium effects for future periods.

During the first six months of 2021, there were no material changes to our estimates for incurred losses and expenses related to the pandemic. An updated estimate in the first quarter of 2021 of ultimate credit losses related to uncollectible premiums reduced underwriting expenses by approximately $2 million. For full-year 2020, pandemic-related incurred losses and expenses totaled $85 million. The total included $30 million for legal
Cincinnati Financial Corporation Second-Quarter 2021 10-Q

expenses in defense of business interruption claims, $19 million for Cincinnati Re® losses, $12 million for Cincinnati Global Underwriting Ltd.SM (Cincinnati Global) losses, $8 million for credit losses related to uncollectible premiums and $16 million for the Stay-at-Home policyholder credit for personal auto policies.

Loss experience for our insurance operations is influenced by many factors, as discussed in our 2020 Annual Report on Form 10-K, Item 7, Property Casualty Insurance Loss and Loss Expense Reserves, Page 56. Because of various factors that affect exposure to certain insurance losses, such as less miles driven for vehicles or reduced sales and payrolls for businesses, there could be a reduction in future losses, and in some cases a generally corresponding reduction in premiums. Also, there could be losses or legal expenses that increase or otherwise occur independently of changes in sales or payrolls of businesses we insure, due to pandemic effects or other factors. We are not able to determine loss effects for future periods.

Performance by segment is discussed below in Financial Results. As discussed in our 2020 Annual Report on Form 10-K, Item 7, Factors Influencing Our Future Performance, Page 55, there are several reasons why our performance during 2021 may be below our long-term targets.

The board of directors is committed to rewarding shareholders directly through cash dividends and through share repurchase authorizations. Through 2020, the company had increased the annual cash dividend rate for 60 consecutive years, a record we believe is matched by only seven other U.S. publicly traded companies. In January 2021, the board of directors increased the regular quarterly dividend to 63 cents per share, setting the stage for our 61st consecutive year of increasing cash dividends. During the first six months of 2021, cash dividends declared by the company increased 5% compared with the same period of 2020. Our board regularly evaluates relevant factors in decisions related to dividends and share repurchases. The 2021 dividend increase reflected our strong earnings performance and signaled management's and the board's positive outlook and confidence in our outstanding capital, liquidity and financial flexibility.

Cincinnati Financial Corporation Second-Quarter 2021 10-Q

Balance Sheet Data and Performance Measures

(Dollars in millions, except share data)	At June 30,	At December 31,
	2021	2020
Total investments	$23,061	$21,542
Total assets	29,677	27,542
Short-term debt	59	54
Long-term debt	789	788
Shareholders' equity	11,858	10,789
Book value per share	73.57	67.04
Debt-to-total-capital ratio	6.7%	7.2%

Total assets at June 30, 2021, increased 8% compared with year-end 2020, and included a 7% increase in total investments that reflected a combination of net purchases and higher fair values for many securities in our portfolio. Shareholders' equity increased 10% and book value per share also increased 10% during the first six months of 2021. Our debt-to-total-capital ratio (capital is the sum of debt plus shareholders' equity) decreased compared with year-end 2020.

Our value creation ratio is our primary performance metric. That ratio was 11.6% for the first six months of 2021, and was significantly higher than the same period in 2020, primarily due to a higher amount of overall net gains from our investment portfolio. The $6.53 increase in book value per share during the first six months of 2021 contributed 9.7 percentage points to the value creation ratio, while dividends declared at $1.26 per share contributed 1.9 points. Value creation ratios by major components and in total, along with calculations from per-share amounts, are shown in the tables below.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Value creation ratio major components:
Net income before investment gains	2.6%	0.9%	4.8%	2.1%
Change in fixed-maturity securities, realized and unrealized gains	1.0	5.0	(0.4)	0.8
Change in equity securities, investment gains	3.5	10.5	7.2	(4.7)
Other	0.2	(0.1)	0.0	(1.2)
Value creation ratio	7.3%	16.3%	11.6%	(3.0)%

Cincinnati Financial Corporation Second-Quarter 2021 10-Q

(Dollars are per share)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Value creation ratio:
End of period book value*	$73.57	$57.56	$73.57	$57.56
Less beginning of period book value	69.16	50.02	67.04	60.55
Change in book value	4.41	7.54	6.53	(2.99)
Dividend declared to shareholders	0.63	0.60	1.26	1.20
Total value creation	$5.04	$8.14	$7.79	$(1.79)

Value creation ratio from change in book value**	6.4%	15.1%	9.7%	(5.0)%
Value creation ratio from dividends declared to shareholders***	0.9	1.2	1.9	2.0
Value creation ratio	7.3%	16.3%	11.6%	(3.0)%

* Book value per share is calculated by dividing end of period total shareholders' equity by end of period shares outstanding
** Change in book value divided by the beginning of period book value
*** Dividend declared to shareholders divided by beginning of period book value

DRIVERS OF LONG-TERM VALUE CREATION
Operating through The Cincinnati Insurance Company, Cincinnati Financial Corporation is one of the 25 largest property casualty insurers in the nation, based on 2020 net written premiums for approximately 2,000 U.S. stock and mutual insurer groups. We market our insurance products through a select group of independent insurance agencies as discussed in our 2020 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 5. At June 30, 2021, we actively marketed through agencies located in 45 states. We maintain a long-term perspective that guides us in addressing immediate challenges or opportunities while focusing on the major decisions that best position our company for success through all market cycles.

To measure our long-term progress in creating shareholder value, our value creation ratio is our primary financial performance target. As discussed in our 2020 Annual Report on Form 10-K, Item 7, Executive Summary, Page 50, management believes this measure is a meaningful indicator of our long-term progress in creating shareholder value and has three primary performance drivers:

•Premium growth – We believe our agency relationships and initiatives can lead to a property casualty written premium growth rate over any five-year period that exceeds the industry average. For the first six months of 2021, our consolidated property casualty net written premium year-over-year growth was 11%. As of February 2021, A.M. Best projected the industry's full-year 2021 written premium growth at approximately 5%. For the five-year period 2016 through 2020, our growth rate exceeded that of the industry. The industry's growth rate excludes its mortgage and financial guaranty lines of business.
•Combined ratio – We believe our underwriting philosophy and initiatives can generate a GAAP combined ratio over any five-year period that is consistently within the range of 95% to 100%. For the first six months of 2021, our GAAP combined ratio was 88.3%, including 9.1 percentage points of current accident year catastrophe losses partially offset by 7.7 percentage points of favorable loss reserve development on prior accident years. Our statutory combined ratio was 87.4% for the first six months of 2021. As of February 2021, A.M. Best projected the industry's full-year 2021 statutory combined ratio at approximately 100%, including approximately 6 percentage points of catastrophe losses and a favorable effect of approximately 1 percentage point of loss reserve development on prior accident years. The industry's ratio again excludes its mortgage and financial guaranty lines of business.
•Investment contribution – We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year return of the Standard & Poor's 500 Index. For the first six months of 2021, pretax investment income was $349 million, up 5% compared with the same period in 2020. We believe our investment portfolio mix provides an appropriate balance of income stability and growth with capital appreciation potential.

Cincinnati Financial Corporation Second-Quarter 2021 10-Q

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
We continue to appoint new agencies to develop additional points of distribution. During the first six months of 2021, we appointed 121 new agencies that offer most or all of our property casualty insurance products.
As of June 30, 2021, a total of 1,886 agency relationships market our property casualty insurance products from 2,663 reporting locations. The totals do not include Lloyd's brokers or coverholders that source business for Cincinnati Global.

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

At June 30, 2021, we held $4.413 billion of our cash and invested assets at the parent-company level, of which $4.095 billion, or 92.8%, was invested in common stocks, and $90 million, or 2.0%, was cash or cash equivalents. Our debt-to-total-capital ratio was 6.7% at June 30, 2021. Another important indicator of financial strength is our ratio of property casualty net written premiums to statutory surplus, which was 0.9-to-1 for the 12 months ended June 30, 2021, compared with 1.0-to-1 at year-end 2020.

Cincinnati Financial Corporation Second-Quarter 2021 10-Q

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

At July 27, 2021, our insurance subsidiaries continued to be highly rated.

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
Cincinnati Financial Corporation Second-Quarter 2021 10-Q

CONSOLIDATED PROPERTY CASUALTY INSURANCE HIGHLIGHTS
Consolidated property casualty insurance results include premiums and expenses for our standard market insurance segments (commercial lines and personal lines), our excess and surplus lines segment, Cincinnati Re and our London-based global specialty underwriter Cincinnati Global.

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2021	2020	% Change	2021	2020	% Change
Earned premiums	$1,514	$1,403	8	$2,989	$2,792	7
Fee revenues	3	2	50	5	5	0
Total revenues	1,517	1,405	8	2,994	2,797	7
Loss and loss expenses from:
Current accident year before catastrophe losses	861	817	5	1,711	1,649	4
Current accident year catastrophe losses	88	237	(63)	271	368	(26)
Prior accident years before catastrophe losses	(90)	(41)	(120)	(170)	(69)	(146)
Prior accident years catastrophe losses	(29)	(6)	(383)	(59)	(11)	(436)
Loss and loss expenses	830	1,007	(18)	1,753	1,937	(9)
Underwriting expenses	466	439	6	887	877	1
Underwriting profit (loss)	$221	$(41)	nm	$354	$(17)	nm

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	56.8%	58.2%	(1.4)	57.2%	59.0%	(1.8)
Current accident year catastrophe losses	5.8	16.9	(11.1)	9.1	13.2	(4.1)
Prior accident years before catastrophe losses	(5.9)	(2.9)	(3.0)	(5.7)	(2.4)	(3.3)
Prior accident years catastrophe losses	(1.9)	(0.4)	(1.5)	(2.0)	(0.4)	(1.6)
Loss and loss expenses	54.8	71.8	(17.0)	58.6	69.4	(10.8)
Underwriting expenses	30.7	31.3	(0.6)	29.7	31.4	(1.7)
Combined ratio	85.5%	103.1%	(17.6)	88.3%	100.8%	(12.5)

Combined ratio	85.5%	103.1%	(17.6)	88.3%	100.8%	(12.5)
Contribution from catastrophe losses and prior years reserve development	(2.0)	13.6	(15.6)	1.4	10.4	(9.0)
Combined ratio before catastrophe losses and prior years reserve development	87.5%	89.5%	(2.0)	86.9%	90.4%	(3.5)

We believe the COVID-19 pandemic did not have a significant effect on our consolidated property casualty premium revenues for the second quarter of 2021, while it had a modestly slowing effect on premium growth for the first quarter of 2021. The pandemic and a weakened economy reduced premium volume during the first quarter of 2021 and the second quarter of last year. A strengthening economy in 2021 contributed to premium growth for the second quarter and first six months of 2021, compared with the same periods a year ago.

Consolidated property casualty net written premiums grew 10% for the second quarter of 2021, including a contribution of 3% from Cincinnati Re. For the first six months of 2021, compared with the first six months of 2020, consolidated property casualty net written premiums grew 11%, including a contribution of 5% from Cincinnati Re.

Consolidated property casualty new business written premiums increased 12% for the second quarter of 2021 and 7% for the first six months, compared with the same periods of 2020. For policies that renewed during the first six months of 2021, higher average pricing also contributed to premium growth. Regardless of pricing changes, new business and renewal premium amounts could decline if the exposure basis for policy premiums, such as sales and payrolls of businesses we insure, decrease as a result of a weakened economy.

Loss experience for our insurance operations is influenced by many factors as discussed in further detail in Financial Results by property casualty insurance segment. For future periods, factors that reduce exposure to certain insurance losses, such as fewer vehicular miles driven or reduced sales and payrolls for businesses, could cause a reduction in future losses that generally correspond to reduced premiums. However, there could be losses
Cincinnati Financial Corporation Second-Quarter 2021 10-Q

or legal expenses that occur independent of changes in mileage, sales or payrolls of businesses we insure, due to pandemic effects or other factors.

Our consolidated property casualty insurance operations generated an underwriting profit of $221 million for the second quarter of 2021 and $354 million for the first six months of 2021. The increases of $262 million and $371 million, respectively, compared with the same periods of 2020, included favorable decreases of $172 million and $145 million in losses from catastrophes, mostly caused by severe weather. We believe future property casualty underwriting results will continue to benefit from price increases and our ongoing initiatives to improve pricing precision and loss experience related to claims and loss control practices.
For all property casualty lines of business in aggregate, net loss and loss expense reserves at June 30, 2021, were $281 million, or 4%, higher than at year-end 2020, including an increase of $173 million for the IBNR portion.

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

Our consolidated property casualty combined ratio for the second quarter of 2021 improved by 17.6 percentage points, compared with the same period of 2020, including a decrease of 12.6 points from lower catastrophe losses and loss expenses. For the first six months of 2021, compared with the 2020 six-month period, our combined ratio improved by 12.5 percentage points, including a decrease of 5.7 points from lower catastrophe losses and loss expenses.
The combined ratio can be affected significantly by natural catastrophe losses and other large losses as discussed in detail below. The combined ratio can also be affected by updated estimates of loss and loss expense reserves established for claims that occurred in prior periods, referred to as prior accident years. Net favorable development on prior accident year reserves, including reserves for catastrophe losses, benefited the combined ratio by 7.7 percentage points in the first six months of 2021, compared with 2.8 percentage points in the same period of 2020. Net favorable development is discussed in further detail in Financial Results by property casualty insurance segment.

The ratio for current accident year loss and loss expenses before catastrophe losses improved in the first six months of 2021. That 57.2% ratio was 1.8 percentage points lower, compared with the 59.0% accident year 2020 ratio measured as of June 30, 2020, including a decrease of 0.2 points in the ratio for large losses of $1 million or more per claim, discussed below.

The underwriting expense ratio decreased for the second quarter and first six months of 2021, compared with the same periods a year ago. The second-quarter decrease was primarily due to the second-quarter 2020 $16 million Stay-at-Home policyholder credit for personal auto policies. The six-month decrease was primarily due to lower levels of business travel spending and uncollectible premiums, in addition to ongoing expense management efforts and higher earned premiums.
Cincinnati Financial Corporation Second-Quarter 2021 10-Q

Consolidated Property Casualty Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2021	2020	% Change	2021	2020	% Change
Agency renewal written premiums	$1,333	$1,244	7	$2,609	$2,442	7
Agency new business written premiums	235	210	12	455	425	7
Other written premiums	146	105	39	343	210	63
Net written premiums	1,714	1,559	10	3,407	3,077	11
Unearned premium change	(200)	(156)	(28)	(418)	(285)	(47)
Earned premiums	$1,514	$1,403	8	$2,989	$2,792	7

The trends in net written premiums and earned premiums summarized in the table above include the effects of price increases. Price change trends that heavily influence renewal written premium increases or decreases, along with other premium growth drivers for 2021, are discussed in more detail by segment below in Financial Results.

Consolidated property casualty net written premiums for the three and six months ended June 30, 2021, grew $155 million and $330 million compared with the same periods of 2020. Our premium growth initiatives from prior years have provided an ongoing favorable effect on growth during the current year, particularly as newer agency relationships mature over time.

Consolidated property casualty agency new business written premiums increased by $25 million and $30 million for the second quarter and first six months of 2021, compared with the same periods of 2020. New agency appointments during 2020 and 2021 produced a $23 million increase in standard lines new business for the first six months of 2021 compared with the same period of 2020. As we appoint new agencies that choose to move accounts to us, we report these accounts as new business. While this business is new to us, in many cases it is not new to the agent. We believe these seasoned accounts tend to be priced more accurately than business that may be less familiar to our agent upon obtaining it from a competing agent.

Net written premiums for Cincinnati Re, included in other written premiums, increased by $52 million and $143 million for the three and six months ended June 30, 2021, compared with the same periods of 2020, to $136 million and $332 million, respectively. Cincinnati Re assumes risks through reinsurance treaties and in some cases cedes part of the risk and related premiums to one or more unaffiliated reinsurance companies through transactions known as retrocessions.

Cincinnati Global is also included in other written premiums. Net written premiums decreased, by $6 million and $2 million, for the three and six months ended June 30, 2021, compared with the same periods of 2020, to $47 million and $88 million, respectively.

Other written premiums also include premiums ceded to reinsurers as part of our reinsurance ceded program. An increase in ceded premiums decreased net written premiums by $6 million and $8 million for the second quarter and first six months of 2021, compared with the same periods of 2020. Ceded premiums for the first six months of 2021 included $18 million for cyber insurance, and contributed $4 million of the increase in ceded premiums. We offer cyber insurance as an affirmative coverage option on various insurance policies and subsequently cede all of the related premiums to a reinsurer, therefore transferring substantially all of that risk.

Catastrophe losses and loss expenses typically have a material effect on property casualty results and can vary significantly from period to period. Losses from catastrophes contributed 3.9 and 7.1 percentage points to the combined ratio in the second quarter and first six months of 2021, compared with 16.5 and 12.8 percentage points in the same periods of 2020.

Effective June 1, 2021, we nonrenewed our combined property catastrophe occurrence excess of loss treaty that provided coverage for business written on a direct basis and by Cincinnati Re. We determined that the coverage was no longer cost effective. A restructured reinsurance program became effective for Cincinnati Re only, providing retrocession coverages with various triggers and unique features. That program included property catastrophe excess of loss coverage with a total available aggregate limit of $48 million in excess of $80 million per loss.
Cincinnati Financial Corporation Second-Quarter 2021 10-Q

Coverage for Cincinnati Re only with a total available aggregate limit of $30 million expired during the second quarter of 2021.

The following table shows consolidated property casualty insurance catastrophe losses and loss expenses incurred, net of reinsurance, as well as the effect of loss development on prior period catastrophe events. We individually list declared catastrophe events for which our incurred losses reached or exceeded $10 million.

Consolidated Property Casualty Insurance Catastrophe Losses and Loss Expenses Incurred

(Dollars in millions, net of reinsurance)		Three months ended June 30,					Six months ended June 30,
		Comm.	Pers.	E&S			Comm.	Pers.	E&S
Dates	Region	lines	lines	lines	Other	Total	lines	lines	lines	Other	Total
2021
Feb. 12-15	South, West	$—	$—	$—	$(3)	$(3)	$10	$5	$—	$47	$62
Feb. 16-20	Midwest, Northeast, South	1	(4)	—	10	7	24	33	1	11	69
Mar. 24-26	Midwest, Northeast, South	5	—	—	—	5	13	19	—	—	32
Mar. 27-29	Midwest, Northeast, South	(1)	1	—	—	—	3	9	—	—	12
May 3-4	South	11	4	—	—	15	11	4	—	—	15
Jun. 17-20	Midwest	6	14	—	—	20	6	14	—	—	20
All other 2021 catastrophes		17	26	—	1	44	26	35	—	—	61
Development on 2020 and prior catastrophes		(10)	(1)	—	(18)	(29)	(27)	(4)	—	(28)	(59)
Calendar year incurred total		$29	$40	$—	$(10)	$59	$66	$115	$1	$30	$212

2020
Jan. 10-12	Midwest, Northeast, South	$—	$—	$—	$—	$—	$6	$5	$—	$—	$11
Feb. 5-8	Northeast, South	(1)	(1)	—	—	(2)	10	5	—	—	15
Mar. 2-4	Midwest, South	1	(2)	—	5	4	64	8	—	6	78
Mar. 17-20	Midwest, South	1	5	—	—	6	2	10	—	—	12
Mar. 27-30	Midwest, Northeast, South	18	(3)	—	—	15	24	13	—	—	37
Apr. 7-9	Midwest, Northeast, South	26	25	—	—	51	26	25	—	—	51
Apr. 10-14	Midwest, Northeast, South	22	27	—	—	49	22	27	—	—	49
May 4-5	Midwest, South	22	5	—	—	27	22	5	—	—	27
May 26 - Jun. 8	Midwest, Northeast, South, West	20	—	1	8	29	20	—	1	8	29
All other 2020 catastrophes		18	36	2	2	58	19	37	2	1	59
Development on 2019 and prior catastrophes		(6)	—	—	—	(6)	(9)	(5)	—	3	(11)
Calendar year incurred total		$121	$92	$3	$15	$231	$206	$130	$3	$18	$357

Cincinnati Financial Corporation Second-Quarter 2021 10-Q

The following table includes data for losses incurred of $1 million or more per claim, net of reinsurance.

Consolidated Property Casualty Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended June 30,			Six months ended June 30,
	2021	2020	% Change	2021	2020	% Change
Current accident year losses greater than $5 million	$38	$19	100	$43	$19	126
Current accident year losses $1 million - $5 million	51	53	(4)	82	103	(20)
Large loss prior accident year reserve development	13	7	86	37	33	12
Total large losses incurred	102	79	29	162	155	5
Losses incurred but not reported	(37)	134	nm	65	213	(69)
Other losses excluding catastrophe losses	577	409	41	1,028	905	14
Catastrophe losses	56	226	(75)	206	349	(41)
Total losses incurred	$698	$848	(18)	$1,461	$1,622	(10)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	2.5%	1.4%	1.1	1.4%	0.7%	0.7
Current accident year losses $1 million - $5 million	3.4	3.7	(0.3)	2.8	3.7	(0.9)
Large loss prior accident year reserve development	0.9	0.5	0.4	1.2	1.2	0.0
Total large loss ratio	6.8	5.6	1.2	5.4	5.6	(0.2)
Losses incurred but not reported	(2.4)	9.6	(12.0)	2.2	7.6	(5.4)
Other losses excluding catastrophe losses	38.0	29.2	8.8	34.4	32.4	2.0
Catastrophe losses	3.7	16.1	(12.4)	6.9	12.5	(5.6)
Total loss ratio	46.1%	60.5%	(14.4)	48.9%	58.1%	(9.2)

We believe the inherent variability of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the variability in addition to general inflationary trends in loss costs. Our analysis continues to indicate no unexpected concentration of large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The second-quarter 2021 property casualty total large losses incurred of $102 million, net of reinsurance, were higher than the $74 million quarterly average during full-year 2020 and the $79 million experienced for the second quarter of 2020. The ratio for these large losses was 1.2 percentage points higher compared with last year's second quarter. The second-quarter 2021 amount of total large losses incurred unfavorably contributed to the decrease in the six-month 2021 total large loss ratio, compared with 2020, as it partially offset a first-quarter 2021 ratio that was 1.4 points lower than the first quarter of 2020. We believe results for the three- and six-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million. Losses by size are discussed in further detail in results of operations by property casualty insurance segment.
FINANCIAL RESULTS
Consolidated results reflect the operating results of each of our five segments along with the parent company, Cincinnati Re, Cincinnati Global and other activities reported as "Other." The five segments are:
•Commercial lines insurance
•Personal lines insurance
•Excess and surplus lines insurance
•Life insurance
•Investments

Cincinnati Financial Corporation Second-Quarter 2021 10-Q

COMMERCIAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2021	2020	% Change	2021	2020	% Change
Earned premiums	$911	$870	5	$1,797	$1,733	4
Fee revenues	1	1	0	2	2	0
Total revenues	912	871	5	1,799	1,735	4
Loss and loss expenses from:
Current accident year before catastrophe losses	527	514	3	1,059	1,040	2
Current accident year catastrophe losses	39	127	(69)	93	215	(57)
Prior accident years before catastrophe losses	(76)	(39)	(95)	(142)	(42)	(238)
Prior accident years catastrophe losses	(10)	(6)	(67)	(27)	(9)	(200)
Loss and loss expenses	480	596	(19)	983	1,204	(18)
Underwriting expenses	287	267	7	541	543	0
Underwriting profit (loss)	$145	$8	nm	$275	$(12)	nm

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	57.9%	58.9%	(1.0)	58.9%	60.0%	(1.1)
Current accident year catastrophe losses	4.3	14.6	(10.3)	5.2	12.4	(7.2)
Prior accident years before catastrophe losses	(8.3)	(4.5)	(3.8)	(7.9)	(2.4)	(5.5)
Prior accident years catastrophe losses	(1.1)	(0.6)	(0.5)	(1.5)	(0.5)	(1.0)
Loss and loss expenses	52.8	68.4	(15.6)	54.7	69.5	(14.8)
Underwriting expenses	31.4	30.7	0.7	30.1	31.3	(1.2)
Combined ratio	84.2%	99.1%	(14.9)	84.8%	100.8%	(16.0)

Combined ratio	84.2%	99.1%	(14.9)	84.8%	100.8%	(16.0)
Contribution from catastrophe losses and prior years reserve development	(5.1)	9.5	(14.6)	(4.2)	9.5	(13.7)
Combined ratio before catastrophe losses and prior years reserve development	89.3%	89.6%	(0.3)	89.0%	91.3%	(2.3)

Overview
Commercial lines insurance segment earned premiums grew 5% for the second quarter and 4% for the first six months of 2021, exceeding the 3% full-year 2019 earned premiums growth rate recorded prior to the COVID-19 pandemic. The pandemic and a weakened economy reduced premium volume during the first quarter of 2021 and the second quarter of last year. A strengthening economy in 2021 contributed to net written premium growth for the second quarter and first six months of 2021, compared with the same periods a year ago.
Net written premiums grew 8% for the second quarter of 2021 and 6% for the first six months, compared with the same periods of 2020. New business written premiums increased 9% for the second quarter of 2021 and 1% for the first six months. New business and renewal premium amounts could decline if the exposure basis for policy premiums, such as sales and payrolls of businesses we insure, decrease as a result of a weakened economy.

Loss experience for our insurance operations is influenced by many factors, including lower catastrophe losses that contributed to lower overall commercial lines losses for the first half of 2021. During the first six months of 2021, loss experience before catastrophe effects for our commercial lines insurance segment continued to improve. The main driver of the improvement was the ratio for reserve development on prior accident years before catastrophe losses. For future periods, factors that reduce exposure to certain insurance losses, such as fewer vehicular miles driven or reduced sales results and payrolls for businesses, could cause a reduction in future losses that generally correspond to reduced premiums. However, there could be losses or legal expenses that occur independent of changes in mileage, sales or payrolls of businesses we insure, due to pandemic effects or other factors.
Cincinnati Financial Corporation Second-Quarter 2021 10-Q

Performance highlights for the commercial lines segment include:
•Premiums – Earned premiums and net written premiums for the commercial lines segment rose during the second quarter and first six months of 2021, compared with the same periods a year ago, primarily due to renewal written premium growth that continued to include higher average pricing. The table below analyzes the primary components of premiums. We continue to use predictive analytics tools to improve pricing precision and segmentation while leveraging our local relationships with agents through the efforts of our teams that work closely with them. We seek to maintain appropriate pricing discipline for both new and renewal business as our agents and underwriters assess account quality to make careful decisions on a case-by-case basis whether to write or renew a policy.
Agency renewal written premiums increased by 7% for both the second quarter and first six months of 2021, compared with the same periods of 2020. During the second quarter of 2021, our overall standard commercial lines policies averaged estimated renewal price increases at percentages in the mid-single-digit range. We continue to segment commercial lines policies, emphasizing identification and retention of those we believe have relatively stronger pricing. Conversely, we have been seeking stricter renewal terms and conditions on policies we believe have relatively weaker pricing, thus retaining fewer of those policies. We measure average changes in commercial lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for the respective policies.
Our average overall commercial lines renewal pricing change includes the impact of flat pricing for certain coverages within package policies written for a three-year term that were in force but did not expire during the period being measured. Therefore, our reported change in average commercial lines renewal pricing reflects a blend of three-year policies that did not expire and other policies that did expire during the measurement period. For commercial lines policies that did expire and were then renewed during the second quarter of 2021, we estimate that our average percentage price increases were as follows: commercial property near the high end of the mid-single-digit range, commercial auto in the mid-single-digit range and commercial casualty in the mid-single-digit range. The estimated average percentage price change for workers' compensation was a decrease near the high end of the low-single-digit range.
Renewal premiums for certain policies, primarily our commercial casualty and workers' compensation lines of business, include the results of policy audits that adjust initial premium amounts based on differences between estimated and actual sales or payroll related to a specific policy. Audits completed during the first six months of 2021 contributed $18 million to net written premiums, compared with $32 million for the same period of 2020.
New business written premiums for commercial lines increased by $12 million for the second quarter and $3 million for the first six months of 2021, compared with the same periods of 2020. Trend analysis for year-over-year comparisons of individual quarters is more difficult to assess for commercial lines new business written premiums, due to inherent variability. That variability is often driven by larger policies with annual premiums greater than $100,000.
Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. For our commercial lines insurance segment, an increase in ceded premiums decreased net written premiums by $4 million and $5 million for the second quarter and first six months of 2021, compared with the same periods of 2020.

Commercial Lines Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2021	2020	% Change	2021	2020	% Change
Agency renewal written premiums	$852	$794	7	$1,750	$1,636	7
Agency new business written premiums	146	134	9	291	288	1
Other written premiums	(21)	(20)	(5)	(45)	(44)	(2)
Net written premiums	977	908	8	1,996	1,880	6
Unearned premium change	(66)	(38)	(74)	(199)	(147)	(35)
Earned premiums	$911	$870	5	$1,797	$1,733	4

Cincinnati Financial Corporation Second-Quarter 2021 10-Q

•Combined ratio – The commercial lines combined ratio for the second quarter of 2021 improved by 14.9 percentage points, compared with second-quarter 2020, including a decrease of 10.8 points in losses from catastrophes. For the first six months of 2021, the combined ratio improved by 16.0 percentage points, compared with the same period a year ago, including a decrease of 8.2 points in losses from catastrophes. Underwriting results continued to reflect better loss experience for the current accident year and a higher level of favorable reserve development on prior accident years.
The ratio for current accident year loss and loss expenses before catastrophe losses for commercial lines improved in the first six months of 2021. That 58.9% ratio was 1.1 percentage points lower, compared with the 60.0% accident year 2020 ratio measured as of June 30, 2020, including a decrease of 0.2 percentage points in the ratio for large losses of $1 million or more per claim, discussed below.
Catastrophe losses and loss expenses accounted for 3.2 and 3.7 percentage points of the combined ratio for the second quarter and first six months of 2021, compared with 14.0 and 11.9 percentage points for the same periods a year ago. Through 2020, the 10-year annual average for that catastrophe measure for the commercial lines segment was 6.2 percentage points, and the five-year annual average was 6.6 percentage points.
The net effect of reserve development on prior accident years during the second quarter and first six months of 2021 was favorable for commercial lines overall by $86 million and $169 million, compared with $45 million and $51 million for the same periods in 2020. For the first six months of 2021, our commercial casualty, commercial property, commercial auto and workers' compensation lines of business were the main contributors to the commercial lines net favorable reserve development on prior accident years. The net favorable reserve development recognized during the first six months of 2021 for our commercial lines insurance segment was primarily for accident years 2020 and 2019 and was primarily due to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2020 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 56.
The commercial lines underwriting expense ratio increased for the second quarter and decreased for the first six months of 2021, compared with the same periods a year ago. The second-quarter increase was primarily due to an increase in profit-sharing commissions for agencies. The six-month decrease was primarily due to lower levels of business travel spending and uncollectible premiums, in addition to ongoing expense management efforts and higher earned premiums.

Commercial Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended June 30,			Six months ended June 30,
	2021	2020	% Change	2021	2020	% Change
Current accident year losses greater than $5 million	$38	$19	100	$43	$19	126
Current accident year losses $1 million - $5 million	29	45	(36)	55	81	(32)
Large loss prior accident year reserve development	14	5	180	40	27	48
Total large losses incurred	81	69	17	138	127	9
Losses incurred but not reported	(34)	72	nm	5	130	(96)
Other losses excluding catastrophe losses	326	233	40	587	531	11
Catastrophe losses	27	119	(77)	62	201	(69)
Total losses incurred	$400	$493	(19)	$792	$989	(20)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	4.2%	2.2%	2.0	2.4%	1.1%	1.3
Current accident year losses $1 million - $5 million	3.2	5.1	(1.9)	3.1	4.6	(1.5)
Large loss prior accident year reserve development	1.4	0.6	0.8	2.2	1.6	0.6
Total large loss ratio	8.8	7.9	0.9	7.7	7.3	0.4
Losses incurred but not reported	(3.6)	8.3	(11.9)	0.3	7.5	(7.2)
Other losses excluding catastrophe losses	35.7	26.8	8.9	32.6	30.7	1.9
Catastrophe losses	3.0	13.6	(10.6)	3.5	11.6	(8.1)
Total loss ratio	43.9%	56.6%	(12.7)	44.1%	57.1%	(13.0)

Cincinnati Financial Corporation Second-Quarter 2021 10-Q

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The second-quarter 2021 commercial lines total large losses incurred of $81 million, net of reinsurance, were higher than the quarterly average of $55 million during full-year 2020 and the $69 million of total large losses incurred for the second quarter of 2020. The increase in commercial lines large losses for the first six months of 2021 was primarily due to our commercial casualty line of business. The second-quarter 2021 ratio for commercial lines total large losses was 0.9 percentage points higher than last year's second-quarter ratio. The second-quarter 2021 amount of total large losses incurred unfavorably contributed to the increase in the six-month 2021 total large loss ratio, compared with 2020, as it offset a first-quarter 2021 ratio that was 0.2 points lower than the first quarter of 2020. We believe results for the three-and six- month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation Second-Quarter 2021 10-Q

PERSONAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2021	2020	% Change	2021	2020	% Change
Earned premiums	$382	$364	5	$758	$723	5
Fee revenues	1	1	0	2	2	0
Total revenues	383	365	5	760	725	5
Loss and loss expenses from:
Current accident year before catastrophe losses	212	194	9	427	410	4
Current accident year catastrophe losses	41	92	(55)	119	135	(12)
Prior accident years before catastrophe losses	(11)	—	nm	(28)	(23)	(22)
Prior accident years catastrophe losses	(1)	—	nm	(4)	(5)	20
Loss and loss expenses	241	286	(16)	514	517	(1)
Underwriting expenses	113	122	(7)	220	230	(4)
Underwriting profit (loss)	$29	$(43)	nm	$26	$(22)	nm

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	55.3%	53.8%	1.5	56.3%	56.9%	(0.6)
Current accident year catastrophe losses	10.9	25.3	(14.4)	15.7	18.7	(3.0)
Prior accident years before catastrophe losses	(2.9)	0.0	(2.9)	(3.7)	(3.2)	(0.5)
Prior accident years catastrophe losses	(0.3)	(0.2)	(0.1)	(0.5)	(0.8)	0.3
Loss and loss expenses	63.0	78.9	(15.9)	67.8	71.6	(3.8)
Underwriting expenses	29.7	33.4	(3.7)	29.0	31.8	(2.8)
Combined ratio	92.7%	112.3%	(19.6)	96.8%	103.4%	(6.6)

Combined ratio	92.7%	112.3%	(19.6)	96.8%	103.4%	(6.6)
Contribution from catastrophe losses and prior years reserve development	7.7	25.1	(17.4)	11.5	14.7	(3.2)
Combined ratio before catastrophe losses and prior years reserve development	85.0%	87.2%	(2.2)	85.3%	88.7%	(3.4)

Overview
The COVID-19 pandemic did not have a significant effect on our personal lines insurance segment premiums for the second quarter or first six months of 2021, as net written premiums grew 4% for the quarter and 5% for the six-month period, compared with the same periods of 2020. Loss experience for our insurance operations is influenced by many factors. During the first six months of 2021, loss experience for our personal auto line of business improved, as reduced driving related to the pandemic contributed to a reduction in reported claims. Because of factors that reduce exposure to certain insurance losses, there could be a reduction in future losses that generally corresponds to reduced premiums. However, there could be losses or legal expenses that occur independent of changes in miles driven for autos we insure, due to pandemic effects or other factors.

Performance highlights for the personal lines segment include:
•Premiums – Personal lines earned premiums and net written premiums continued to grow during the second quarter and first six months of 2021, reflecting increased new business and renewal written premiums that included higher average pricing. Personal lines net written premiums from high net worth policies totaled approximately $177 million and $310 million for the second quarter and first six months of 2021, compared with $144 million and $246 million for the same periods of 2020. The table below analyzes the primary components of premiums.
Agency renewal written premiums increased 3% for both the second quarter and first six months of 2021, reflecting rate increases in selected states and other factors such as changes in policy deductibles or mix of business. We estimate that premium rates for our personal auto line of business increased at average percentages in the mid-single-digit range during the first six months of 2021. For our homeowner line of business, we estimate that premium rates for the first six months of 2021 also increased at average
Cincinnati Financial Corporation Second-Quarter 2021 10-Q

percentages in the mid-single-digit range. For both our personal auto and homeowner lines of business, some individual policies experienced lower or higher rate changes based on each risk's specific characteristics and enhanced pricing precision enabled by predictive models.
Personal lines new business written premiums increased 20% for the second quarter and 27% for the first six months of 2021, compared with the same periods of 2020, following growth of 26% for the second half of 2020. We believe underwriting and pricing discipline was maintained in recent quarters, and growth was enhanced by expanded use of enhanced pricing precision tools, including excess and surplus lines homeowner policies we began offering in early 2020. Those homeowner policies contributed $5 million to personal lines new business written premiums for the second quarter and $10 million for the first six months of 2021.
Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. For our personal lines insurance segment, an increase in ceded premiums decreased net written premiums by $1 million and $2 million for the second quarter and first six months of 2021, compared with the same periods of 2020.

We continue to implement strategies discussed in our 2020 Annual Report on Form 10-K, Item 1, Strategic Initiatives, Page 15, to enhance our responsiveness to marketplace changes and to help achieve our long-term objectives for personal lines growth and profitability.
Personal Lines Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2021	2020	% Change	2021	2020	% Change
Agency renewal written premiums	$397	$387	3	$699	$681	3
Agency new business written premiums	53	44	20	99	78	27
Other written premiums	(11)	(8)	(38)	(21)	(17)	(24)
Net written premiums	439	423	4	777	742	5
Unearned premium change	(57)	(59)	3	(19)	(19)	0
Earned premiums	$382	$364	5	$758	$723	5

•Combined ratio – Our personal lines combined ratio for the second quarter of 2021 improved by 19.6 percentage points, compared with second-quarter 2020, including a decrease of 14.5 points in losses from catastrophes. For the first six months of 2021, the combined ratio improved by 6.6 percentage points, compared with the same period a year ago, including a decrease of 2.7 points in losses from catastrophes.
The ratio for current accident year loss and loss expenses before catastrophe losses for personal lines improved in the first six months of 2021. That 56.3% ratio was 0.6 percentage points lower, compared with the 56.9% accident year 2020 ratio measured as of June 30, 2020, including a decrease of 0.4 percentage points in the ratio for large losses of $1 million or more per claim, discussed below.
Catastrophe losses and loss expenses accounted for 10.6 and 15.2 percentage points of the combined ratio for the second quarter and first six months of 2021, compared with 25.1 and 17.9 percentage points for the same periods a year ago. The 10-year annual average catastrophe loss ratio for the personal lines segment through 2020 was 11.2 percentage points, and the five-year annual average was 11.1 percentage points.
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
The net effect of reserve development on prior accident years during the second quarter and first six months of 2021 was favorable for personal lines overall by $12 million and $32 million, compared with less than $1 million and $28 million for the same periods of 2020. Our personal auto line of business was the primary contributor to the personal lines net favorable reserve development for the first six months of 2021. The net favorable reserve development was primarily due to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2020 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 56.
Cincinnati Financial Corporation Second-Quarter 2021 10-Q

The underwriting expense ratio decreased for the second quarter and first six months of 2021, compared with the same periods a year ago. The decreases reflected lower levels of uncollectible premiums in 2021 while the 2020 periods included a $16 million Stay-at-Home policyholder credit for personal auto policies. The ratios also reflect ongoing expense management efforts and premium growth outpacing growth in expenses.
Personal Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended June 30,			Six months ended June 30,
	2021	2020	% Change	2021	2020	% Change
Current accident year losses greater than $5 million	$—	$—	nm	$—	$—	nm
Current accident year losses $1 million - $5 million	15	8	88	19	20	(5)
Large loss prior accident year reserve development	(2)	2	nm	(3)	7	nm
Total large losses incurred	13	10	30	16	27	(41)
Losses incurred but not reported	(4)	41	nm	37	65	(43)
Other losses excluding catastrophe losses	158	105	50	288	232	24
Catastrophe losses	39	89	(56)	113	127	(11)
Total losses incurred	$206	$245	(16)	$454	$451	1

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	—%	—%	0.0	—%	—%	0.0
Current accident year losses $1 million - $5 million	4.0	2.3	1.7	2.5	2.9	(0.4)
Large loss prior accident year reserve development	(0.5)	0.5	(1.0)	(0.3)	0.9	(1.2)
Total large loss ratio	3.5	2.8	0.7	2.2	3.8	(1.6)
Losses incurred but not reported	(1.1)	11.3	(12.4)	4.9	8.9	(4.0)
Other losses excluding catastrophe losses	41.4	28.8	12.6	37.9	32.2	5.7
Catastrophe losses	10.3	24.6	(14.3)	14.9	17.5	(2.6)
Total loss ratio	54.1%	67.5%	(13.4)	59.9%	62.4%	(2.5)

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the second quarter of 2021, the personal lines total large loss ratio, net of reinsurance, was 0.7 percentage points higher than last year's second quarter. The decrease in personal lines large losses for the first six months of 2021 occurred primarily for umbrella coverage in our other personal line of business. The second-quarter 2021 amount of total large losses incurred unfavorably contributed to the decrease in the six-month 2021 total large loss ratio, compared with 2020, in as it partially offset a first-quarter 2021 ratio that was 3.9 points lower than the first quarter of 2020. We believe results for the three- and six-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation Second-Quarter 2021 10-Q

EXCESS AND SURPLUS LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2021	2020	% Change	2021	2020	% Change
Earned premiums	$95	$78	22	$184	$156	18
Fee revenues	1	—	nm	1	1	0
Total revenues	96	78	23	185	157	18

Loss and loss expenses from:
Current accident year before catastrophe losses	59	46	28	113	90	26
Current accident year catastrophe losses	—	3	(100)	1	3	(67)
Prior accident years before catastrophe losses	(1)	8	nm	3	9	(67)
Prior accident years catastrophe losses	—	—	0	—	—	0
Loss and loss expenses	58	57	2	117	102	15
Underwriting expenses	28	22	27	50	47	6
Underwriting profit (loss)	$10	$(1)	nm	$18	$8	125

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	62.0%	59.0%	3.0	61.5%	57.4%	4.1
Current accident year catastrophe losses	0.4	3.6	(3.2)	0.8	2.0	(1.2)
Prior accident years before catastrophe losses	(1.5)	11.2	(12.7)	1.5	5.9	(4.4)
Prior accident years catastrophe losses	0.1	(0.2)	0.3	(0.1)	0.2	(0.3)
Loss and loss expenses	61.0	73.6	(12.6)	63.7	65.5	(1.8)
Underwriting expenses	28.5	28.4	0.1	27.0	30.0	(3.0)
Combined ratio	89.5%	102.0%	(12.5)	90.7%	95.5%	(4.8)

Combined ratio	89.5%	102.0%	(12.5)	90.7%	95.5%	(4.8)
Contribution from catastrophe losses and prior years reserve development	(1.0)	14.6	(15.6)	2.2	8.1	(5.9)
Combined ratio before catastrophe losses and prior years reserve development	90.5%	87.4%	3.1	88.5%	87.4%	1.1

Overview
The COVID-19 pandemic did not have a significant effect on our excess and surplus lines insurance segment premiums during the second quarter or first six months of 2021, as net written premiums grew 26% for the quarter and 22% for the six-month period, compared with the same periods of 2020. Premium growth could slow significantly if the basis for policy premiums, such as the sales results of businesses we insure, decrease as a result of a weakened economy.

Loss experience for our insurance operations is influenced by many factors. We have not determined any material effect on our excess and surplus lines insurance loss experience for the first six months of 2021 as a result of the pandemic. Because of factors that reduce exposure to certain insurance losses, such as reduced sales results for businesses, there could be a reduction in future losses that generally corresponds to reduced premiums. However, there could be losses or legal expenses that occur independent of changes in sales of businesses we insure, due to pandemic effects or other factors.

Performance highlights for the excess and surplus lines segment include:
•Premiums – Excess and surplus lines net written premiums continued to grow during the second quarter and first six months of 2021, compared with the same periods a year ago, primarily due to an increase in agency renewal written premiums. Renewal written premiums rose 28% for the six months ended June 30, 2021, compared with the same period of 2020, reflecting the opportunity to renew many accounts for the first time, as well as higher renewal pricing. For the first six months of 2021, excess and surplus lines policy renewals experienced estimated average price increases at percentages in the high-single-digit range, up from a mid-single-digit range in 2020. We measure average changes in excess and surplus lines renewal pricing as
Cincinnati Financial Corporation Second-Quarter 2021 10-Q

the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies.
New business written premiums produced by agencies increased by 13% for the second quarter and 10% for the first six months of 2021 compared with the same periods of 2020, as we continued to carefully underwrite each policy in a highly competitive market. Some of what we report as new business came from accounts that were not new to our agents. We believe our agents' seasoned accounts tend to be priced more accurately than business that may be less familiar to them.
Excess and Surplus Lines Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2021	2020	% Change	2021	2020	% Change
Agency renewal written premiums	$84	$63	33	$160	$125	28
Agency new business written premiums	36	32	13	65	59	10
Other written premiums	(5)	(4)	(25)	(11)	(8)	(38)
Net written premiums	115	91	26	214	176	22
Unearned premium change	(20)	(13)	(54)	(30)	(20)	(50)
Earned premiums	$95	$78	22	$184	$156	18

•Combined ratio – The excess and surplus lines combined ratio improved by 12.5 and 4.8 percentage points for the second quarter and first six months of 2021, compared with the same periods of 2020. The improvement for both periods was primarily due to more favorable reserve development on prior accident years. The $3 million of unfavorable reserve development for the six-month 2021 period was due to an updated estimate during the first quarter for salaries and other costs for claims associates, reflecting our experience in recent quarters of claims on average remaining open longer than previously expected. The IBNR portion of the total loss and loss expense ratio before catastrophe losses was 2.7 percentage points higher for the first six months of 2021, compared with the same period a year ago, while the paid portion was 2.6 points lower and the case incurred portion was 3.0 points lower.
The ratio for current accident year loss and loss expenses before catastrophe losses for excess and surplus lines increased in the first six months of 2021. That 61.5% ratio was 4.1 percentage points higher, compared with the 57.4% accident year 2020 ratio measured as of June 30, 2020, including an increase of 3.2 percentage points in the ratio for large losses of $1 million or more per claim, discussed below.
Excess and surplus lines net reserve development on prior accident years, as a ratio to earned premiums, was a favorable 1.4% for second-quarter 2021 and an unfavorable 1.4% for the first six months of 2021, compared with unfavorable net reserve development of 11.0% and 6.1% for the same periods of 2020. The $3 million of net unfavorable reserve development recognized during the first six months of 2021 included approximately $3 million for accident years prior to 2019. Reserve estimates are inherently uncertain as described in our 2020 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 56.
The excess and surplus lines underwriting expense ratio decreased for the first six months of of 2021, compared with the same period of 2020, including lower levels of business travel spending and uncollectible premiums, in addition to ongoing expense management efforts and premium growth outpacing growth in expenses.

Cincinnati Financial Corporation Second-Quarter 2021 10-Q

Excess and Surplus Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended June 30,			Six months ended June 30,
	2021	2020	% Change	2021	2020	% Change
Current accident year losses greater than $5 million	$—	$—	nm	$—	$—	nm
Current accident year losses $1 million - $5 million	7	—	nm	8	2	300
Large loss prior accident year reserve development	1	—	nm	—	(1)	100
Total large losses incurred	8	—	nm	8	1	nm
Losses incurred but not reported	1	21	(95)	23	18	28
Other losses excluding catastrophe losses	34	20	70	49	50	(2)
Catastrophe losses	—	3	(100)	1	3	(67)
Total losses incurred	$43	$44	(2)	$81	$72	13

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	—%	—%	0.0	—%	—%	0.0
Current accident year losses $1 million - $5 million	7.5	—	7.5	4.5	1.3	3.2
Large loss prior accident year reserve development	1.3	0.1	1.2	(0.2)	(0.7)	0.5
Total large loss ratio	8.8	0.1	8.7	4.3	0.6	3.7
Losses incurred but not reported	0.8	27.2	(26.4)	12.3	11.3	1.0
Other losses excluding catastrophe losses	35.0	25.8	9.2	26.8	31.9	(5.1)
Catastrophe losses	0.4	3.3	(2.9)	0.7	2.1	(1.4)
Total loss ratio	45.0%	56.4%	(11.4)	44.1%	45.9%	(1.8)

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the second quarter of 2021, the excess and surplus lines total ratio for large losses, net of reinsurance, was 8.7 percentage points higher than last year's second quarter. The second-quarter 2021 amount of total large losses incurred unfavorably contributed to the increase in the six-month 2021 total large loss ratio, compared with 2020, as it offset a first-quarter 2021 ratio that was 1.6 points lower than the first quarter of 2020. We believe results for the three- and six-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation Second-Quarter 2021 10-Q

LIFE INSURANCE RESULTS

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2021	2020	% Change	2021	2020	% Change
Earned premiums	$79	$79	0	$148	$146	1
Fee revenues	1	1	0	2	1	100
Total revenues	80	80	0	150	147	2
Contract holders' benefits incurred	85	79	8	165	152	9
Investment interest credited to contract holders	(27)	(25)	(8)	(53)	(51)	(4)
Underwriting expenses incurred	24	25	(4)	42	43	(2)
Total benefits and expenses	82	79	4	154	144	7
Life insurance segment profit (loss)	$(2)	$1	nm	$(4)	$3	nm

Overview
The COVID-19 pandemic did not have a significant effect on our life insurance segment earned premiums, benefits or expenses for the first six months of 2021. However, the pandemic did contribute to a moderate increase in death claims in the first three months of 2021. Further, growth in worksite premiums, which originate from enrollments at the workplace, have slowed to a small extent in recent quarters, and could continue to slow in the future, due to curtailed enrollment activity. It is also possible we may continue to experience higher than projected future death claims due to the pandemic.

Performance highlights for the life insurance segment include:
•Revenues – Revenues increased for the six months ended June 30, 2021, compared with the same period a year ago, driven by higher earned premiums from term life insurance, our largest life insurance product line.
Net in-force life insurance policy face amounts increased to $75.487 billion at June 30, 2021, from $73.475 billion at year-end 2020.
Fixed annuity deposits received for the three and six months ended June 30, 2021, were $10 million and $27 million, compared with $13 million and $24 million for the same periods of 2020. Fixed annuity deposits have a minimal impact to earned premiums because deposits received are initially recorded as liabilities. Profit is earned over time by way of interest-rate spreads. We do not write variable or equity-indexed annuities.
Life Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2021	2020	% Change	2021	2020	% Change
Term life insurance	$52	$51	2	$103	$98	5
Universal life insurance	14	16	(13)	21	24	(13)
Other life insurance and annuity products	13	12	8	24	24	0
Net earned premiums	$79	$79	0	$148	$146	1

•Profitability – Our life insurance segment typically reports a small profit or loss on a GAAP basis because profits from investment income spreads are included in our investment segment results. We include only investment income credited to contract holders (including interest assumed in life insurance policy reserve calculations) in our life insurance segment results. A $4 million loss for our life insurance segment in the first six months of 2021, compared with profit of $3 million for the same period of 2020, was primarily due to less favorable mortality results as a result of higher death claims and less favorable effects from the unlocking of interest rate and other actuarial assumptions.
Cincinnati Financial Corporation Second-Quarter 2021 10-Q

Life insurance segment benefits and expenses consist principally of contract holders' (policyholders') benefits incurred related to traditional life and interest-sensitive products and operating expenses incurred, net of deferred acquisition costs. Total benefits increased in the first six months of 2021. Life policy and investment contract reserves increased with continued growth in net in-force life insurance policy face amounts and less favorable effects from the unlocking of interest rate and other actuarial assumptions. Mortality results increased, compared with the same period of 2020, and were above our 2021 projections, due in part to pandemic related death claims.
Underwriting expenses for the first six months of 2021 were slightly lower than the same period a year ago.
We recognize that assets under management, capital appreciation and investment income are integral to evaluating the success of the life insurance segment because of the long duration of life products. On a basis that includes investment income and investment gains or losses from life-insurance-related invested assets, the life insurance company reported net income of $14 million and $24 million for the three and six months ended June 30, 2021, compared with net income of $12 million for the second quarter of 2020 and a net loss of $1 million for the first six months of 2020. The life insurance company portfolio had net after-tax investment gains of $3 million for the three and six months ended June 30, 2021, compared with a net after-tax investment gain of $1 million for the second quarter of 2020 and a net after-tax investment loss of $24 million for the six months ended June 30, 2020. The after-tax investment losses for the six months ended June 30, 2020, were due to impairments of fixed-maturity securities.

INVESTMENTS RESULTS
Overview
The investments segment contributes investment income and investment gains and losses to results of operations. Investments traditionally are our primary source of pretax and after-tax profits.
Investment Income
Pretax investment income grew 5% for both the second quarter and first six months of 2021, compared with the same periods of 2020. Interest income increased by $3 million and $9 million for the three and six months ended June 30, 2021, as net purchases of fixed-maturity securities in recent quarters generally offset the continuing effects of the low interest rate environment. Higher dividend income reflected rising dividend rates and net purchases of equity securities in recent quarters, helping dividend income to grow by $7 million and $12 million for the three and six months ended June 30, 2021.

Investments Results

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2021	2020	% Change	2021	2020	% Change
Total investment income, net of expenses	$175	$166	5	$349	$331	5
Investment interest credited to contract holders	(27)	(25)	(8)	(53)	(51)	(4)
Investment gains and losses, net	520	1,060	(51)	1,024	(665)	nm
Investments profit (loss), pretax	$668	$1,201	(44)	$1,320	$(385)	nm

Cincinnati Financial Corporation Second-Quarter 2021 10-Q

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

(Dollars in millions)	% Yield	Principal redemptions
At June 30, 2021
Fixed-maturity pretax yield profile:
Expected to mature during the remainder of 2021	4.24%	$305
Expected to mature during 2022	3.87	846
Expected to mature during 2023	4.12	945
Average yield and total expected maturities from the remainder of 2021 through 2023	4.04	$2,096

The table below shows the average pretax yield-to-amortized cost for fixed-maturity securities acquired during the periods indicated. The average yield for total fixed-maturity securities acquired during the first six months of 2021 was lower than the 4.12% average yield-to-amortized cost of the fixed-maturity securities portfolio at the end of 2020. Our fixed-maturity portfolio's average yield of 4.06% for the first six months of 2021, from the investment income table below, was also lower than the 4.12% yield for the year-end 2020 fixed-maturities portfolio.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Average pretax yield-to-amortized cost on new fixed-maturities:
Acquired taxable fixed-maturities	3.36%	4.81%	3.50%	4.38%
Acquired tax-exempt fixed-maturities	2.40	2.86	2.64	2.91
Average total fixed-maturities acquired	3.33	4.40	3.47	4.22

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

Cincinnati Financial Corporation Second-Quarter 2021 10-Q

The table below provides details about investment income. Average yields in this table are based on the average invested asset and cash amounts indicated in the table, using fixed-maturity securities valued at amortized cost and all other securities at fair value.

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2021	2020	% Change	2021	2020	% Change
Investment income:
Interest	$117	$114	3	$235	$226	4
Dividends	60	53	13	118	106	11
Other	1	2	(50)	3	5	(40)
Less investment expenses	3	3	0	7	6	17
Investment income, pretax	175	166	5	349	331	5
Less income taxes	27	25	8	54	51	6
Total investment income, after-tax	$148	$141	5	$295	$280	5

Investment returns:
Average invested assets plus cash and cash equivalents	$22,619	$18,759		$22,259	$19,672
Average yield pretax	3.09%	3.54%		3.14%	3.37%
Average yield after-tax	2.62	3.01		2.65	2.85
Effective tax rate	15.5	15.6		15.5	15.5

Fixed-maturity returns:
Average amortized cost	$11,653	$11,107		$11,570	$11,124
Average yield pretax	4.02%	4.11%		4.06%	4.06%
Average yield after-tax	3.35	3.42		3.38	3.39
Effective tax rate	16.7	16.7		16.7	16.6

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

Cincinnati Financial Corporation Second-Quarter 2021 10-Q

The table below summarizes total investment gains and losses, before taxes.

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Investment gains and losses:
Equity securities:
Investment gains and losses on securities sold, net	$—	$24	$6	$17
Unrealized gains and losses on securities still held, net	489	1,044	974	(602)
Subtotal	489	1,068	980	(585)
Fixed maturities:
Gross realized gains	11	3	14	5
Gross realized losses	(2)	(3)	(2)	(3)
Write-down of impaired securities	—	—	—	(77)
Subtotal	9	—	12	(75)
Other	22	(8)	32	(5)
Total investment gains and losses reported in net income	520	1,060	1,024	(665)
Change in unrealized investment gains and losses:
Fixed maturities	132	506	(64)	182
Total	$652	$1,566	$960	$(483)

Of the 4,251 fixed-maturity securities in the portfolio, two securities were trading below 70% of amortized cost at June 30, 2021. Our asset impairment committee regularly monitors the portfolio, including a quarterly review of the entire portfolio for potential credit losses, resulting in charges disclosed in the table below. We believe that if liquidity in the markets were to significantly deteriorate or economic conditions were to significantly weaken, we could experience declines in portfolio values and possibly increases in the allowance for credit losses or write-downs to fair value.

The table below provides additional details for write-downs of impaired securities. We had no allowance for credit losses for the first six months of 2021 or 2020.

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Fixed maturities:
Energy	$—	$—	$—	$62
Real estate	—	—	—	13
Consumer goods	—	—	—	1
Technology & Electronics	—	—	—	1
Total fixed maturities	$—	$—	$—	$77

Cincinnati Financial Corporation Second-Quarter 2021 10-Q

OTHER
We report as Other the noninvestment operations of the parent company and a noninsurance subsidiary, CFC Investment Company. We also report as Other the underwriting results of Cincinnati Re and Cincinnati Global, including earned premiums, loss and loss expenses and underwriting expenses in the table below.

Total revenues for the first six months of 2021 for our Other operations increased, compared with the same period of 2020, primarily due to earned premiums from Cincinnati Re and Cincinnati Global, with increases of $67 million and $3 million, respectively. Total expenses for Other increased for the first six months of 2021, primarily due to more losses and loss expenses from Cincinnati Re and Cincinnati Global.

Other profit or loss in the table below represents profit or losses before income taxes. For periods with a loss shown, other loss resulted largely from interest expense from debt of the parent company.

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2021	2020	% Change	2021	2020	% Change
Interest and fees on loans and leases	$2	$2	0	$3	$3	0
Earned premiums	126	91	38	250	180	39
Other revenues	1	1	0	2	2	0
Total revenues	129	94	37	255	185	38
Interest expense	13	14	(7)	26	27	(4)
Loss and loss expenses	51	68	(25)	139	114	22
Underwriting expenses	38	28	36	76	57	33
Operating expenses	5	5	0	9	10	(10)
Total expenses	107	115	(7)	250	208	20
Total other profit (loss)	$22	$(21)	nm	$5	$(23)	nm

TAXES
We had $169 million and $317 million of income tax expense for the three and six months ended June 30, 2021, compared with $236 million of income tax expense and $114 million of income tax benefit for the same periods of 2020. The effective tax rate for the three and six months ended June 30, 2021, was 19.4% and 19.3% compared with 20.6% and 26.5% for the same periods last year. The change in our effective tax rate between periods was primarily due to net investment gains included in income for 2021 versus large net investment losses included in income for the prior-year six-month period as well as changes in underwriting income.

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

Cincinnati Financial Corporation Second-Quarter 2021 10-Q

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2021, shareholders' equity was $11.858 billion, compared with $10.789 billion at December 31, 2020. Total debt was $848 million at June 30, 2021, up $6 million from December 31, 2020. At June 30, 2021, cash and cash equivalents totaled $1.003 billion, compared with $900 million at December 31, 2020.

The pandemic did not have a significant effect on our cash flows for the first half of 2021. In addition to our historically positive operating cash flow to meet the needs of operations, we have the ability to sell a portion of our high-quality, liquid investment portfolio or slow investing activities if such need arises. We also have additional capacity to borrow on our revolving short-term line of credit, as described further below.

SOURCES OF LIQUIDITY

Subsidiary Dividends
Our lead insurance subsidiary declared dividends of $258 million to the parent company in the first six months of 2021, compared with $225 million for the same period of 2020. For full-year 2020, subsidiary dividends declared totaled $550 million. State of Ohio regulatory requirements restrict the dividends our insurance subsidiary can pay. For full-year 2021, total dividends that our insurance subsidiary can pay to our parent company without regulatory approval are approximately $583 million.

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

The table below shows a summary of the operating cash flow for property casualty insurance (direct method):

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2021	2020	% Change	2021	2020	% Change
Premiums collected	$1,568	$1,518	3	$3,091	$2,985	4
Loss and loss expenses paid	(767)	(751)	(2)	(1,472)	(1,568)	6
Commissions and other underwriting expenses paid	(433)	(397)	(9)	(1,004)	(988)	(2)
Cash flow from underwriting	368	370	(1)	615	429	43
Investment income received	120	110	9	241	229	5
Cash flow from operations	$488	$480	2	$856	$658	30

Collected premiums for property casualty insurance rose $106 million during the first six months of 2021, compared with the same period in 2020. Loss and loss expenses paid for the 2021 period decreased $96 million. Commissions and other underwriting expenses paid increased $16 million.

Cincinnati Financial Corporation Second-Quarter 2021 10-Q

We discuss our future obligations for claims payments and for underwriting expenses in our 2020 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 102, and Other Commitments also on Page 102.

Capital Resources
At June 30, 2021, our debt-to-total-capital ratio was 6.7%, considerably below our 35% covenant threshold, with $789 million in long-term debt and $59 million in borrowing on our revolving short-term line of credit. At June 30, 2021, $241 million was available for future cash management needs as part of the general provisions of the line of credit agreement, with another $300 million available as part of an accordion feature. Based on our capital requirements at June 30, 2021, we do not anticipate a material increase in debt levels exceeding the available line of credit amount during the remainder of the year. As a result, we expect changes in our debt-to-total-capital ratio to continue to be largely a function of the contribution of unrealized investment gains or losses to shareholders' equity. We have an unsecured letter of credit agreement which provides a portion of the capital needed to support Cincinnati Global's obligations at Lloyd's. The amount of this unsecured letter of credit agreement was $94 million at June 30, 2021, with no amounts drawn.

We provide details of our three long-term notes in this quarterly report Item 1, Note 3, Fair Value Measurements. None of the notes are encumbered by rating triggers.

Four independent ratings firms award insurer financial strength ratings to our property casualty insurance companies and three firms rate our life insurance company. Those firms made no changes to our parent company debt ratings during the first six months of 2021. Our debt ratings are discussed in our 2020 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, Long-Term Debt, Page 101.

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
•Commissions – Commissions paid were $679 million in the first six months of 2021. Commission payments generally track with written premiums, except for annual profit-sharing commissions typically paid during the first quarter of the year.
•Other underwriting expenses – Many of our underwriting expenses are not contractual obligations, but reflect the ongoing expenses of our business. Noncommission underwriting expenses paid were $325 million in the first six months of 2021.
There were no contributions to our qualified pension plan during the first six months of 2021.

Cincinnati Financial Corporation Second-Quarter 2021 10-Q

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

Uses of Capital
Uses of cash to enhance shareholder return include dividends to shareholders. In January 2021, the board of directors declared regular quarterly cash dividends of 63 cents per share for an indicated annual rate of $2.52 per share. During the first six months of 2021, we used $195 million to pay cash dividends to shareholders.

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

Total gross reserves at June 30, 2021, increased $278 million compared with December 31, 2020. Case loss reserves for losses increased by $90 million, IBNR loss reserves increased by $154 million and loss expense reserves increased by $34 million. The total gross increase was primarily due to our commercial casualty and homeowner lines of business, and also Cincinnati Re.

Cincinnati Financial Corporation Second-Quarter 2021 10-Q

Property Casualty Gross Reserves

(Dollars in millions)	Loss reserves		Loss expense reserves	Total gross reserves
	Case reserves	IBNR reserves			Percent of total
At June 30, 2021
Commercial lines insurance:
Commercial casualty	$990	$759	$697	$2,446	35.2%
Commercial property	325	150	65	540	7.8
Commercial auto	397	222	123	742	10.7
Workers' compensation	420	505	86	1,011	14.5
Other commercial	95	11	101	207	3.0
Subtotal	2,227	1,647	1,072	4,946	71.2
Personal lines insurance:
Personal auto	209	65	63	337	4.8
Homeowner	182	107	46	335	4.8
Other personal	65	94	4	163	2.4
Subtotal	456	266	113	835	12.0
Excess and surplus lines	208	154	140	502	7.2
Cincinnati Re	88	354	4	446	6.4
Cincinnati Global	135	88	3	226	3.2
Total	$3,114	$2,509	$1,332	$6,955	100.0%
At December 31, 2020
Commercial lines insurance:
Commercial casualty	$955	$764	$653	$2,372	35.5%
Commercial property	338	127	69	534	8.0
Commercial auto	391	209	141	741	11.1
Workers' compensation	402	534	89	1,025	15.4
Other commercial	92	13	104	209	3.1
Subtotal	2,178	1,647	1,056	4,881	73.1
Personal lines insurance:
Personal auto	205	56	68	329	4.9
Homeowner	166	47	41	254	3.8
Other personal	61	90	5	156	2.3
Subtotal	432	193	114	739	11.0
Excess and surplus lines	190	133	123	446	6.7
Cincinnati Re	77	287	2	366	5.5
Cincinnati Global	147	95	3	245	3.7
Total	$3,024	$2,355	$1,298	$6,677	100.0%

LIFE POLICY AND INVESTMENT CONTRACT RESERVES
Gross life policy and investment contract reserves were $2.980 billion at June 30, 2021, compared with $2.915 billion at year-end 2020, reflecting continued growth in life insurance policies in force. We discuss our life insurance reserving practices in our 2020 Annual Report on Form 10-K, Item 7, Life Insurance Policyholder Obligations and Reserves, Page 109.
Cincinnati Financial Corporation Second-Quarter 2021 10-Q

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

The fair value of our investment portfolio was $22.686 billion at June 30, 2021, up $1.492 billion from year-end 2020, including a $451 million increase in the fixed-maturity portfolio and a $1.041 billion increase in the equity portfolio.

(Dollars in millions)	At June 30, 2021				At December 31, 2020
	Cost or amortized cost	Percent of total	Fair value	Percent of total	Cost or amortized cost	Percent of total	Fair value	Percent of total
Taxable fixed maturities	$7,948	50.3%	$8,598	37.8%	$7,363	48.3%	$8,053	38.0%
Tax-exempt fixed maturities	3,879	24.5	4,191	18.5	3,949	25.9	4,285	20.2
Common equities	3,660	23.1	9,522	42.0	3,640	23.9	8,541	40.3
Nonredeemable preferred equities	340	2.1	375	1.7	287	1.9	315	1.5
Total	$15,827	100.0%	$22,686	100.0%	$15,239	100.0%	$21,194	100.0%

At June 30, 2021, substantially all of our consolidated investment portfolio, measured at fair value, are classified as Level 1 or Level 2. See Item 1, Note 3, Fair Value Measurements, for additional discussion of our valuation techniques.

In addition to our investment portfolio, the total investments amount reported in our condensed consolidated balance sheets includes Other invested assets. Other invested assets included $154 million in Lloyd's deposits, $160 million of private equity investments, $31 million of life policy loans and $30 million of real estate through direct property ownership and development projects in the United States at June 30, 2021.
Cincinnati Financial Corporation Second-Quarter 2021 10-Q

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

In the first six months of 2021, the increase in fair value of our fixed-maturity portfolio reflected net purchases of securities, somewhat offset by a slight decrease in net unrealized gains, primarily due to an increase in U.S. Treasury yields. At June 30, 2021, our fixed-maturity portfolio with an average rating of A3/A was valued at 108.1% of its amortized cost, compared with 109.1% at December 31, 2020.

At June 30, 2021, our investment-grade and noninvestment-grade fixed-maturity securities represented 80.2% and 5.0% of the portfolio, respectively. The remaining 14.8% represented fixed-maturity securities that were not rated by Moody's or S&P Global Ratings.

Attributes of the fixed-maturity portfolio include:

	At June 30, 2021		At December 31, 2020
Weighted average yield-to-amortized cost	4.09%		4.12%
Weighted average maturity	7.8	yrs	7.5	yrs
Effective duration	4.7	yrs	4.5	yrs

We discuss maturities of our fixed-maturity portfolio in our 2020 Annual Report on Form 10-K, Item 8, Note 2, Investments, Page 140, and in this quarterly report Item 2, Investments Results.
Cincinnati Financial Corporation Second-Quarter 2021 10-Q

TAXABLE FIXED MATURITIES
Our taxable fixed-maturity portfolio, with a fair value of $8.598 billion at June 30, 2021, included:

(Dollars in millions)	At June 30, 2021	At December 31, 2020
Investment-grade corporate	$6,731	$6,416
States, municipalities and political subdivisions	806	712
Noninvestment-grade corporate	623	479
Commercial mortgage-backed	282	285
United States government	126	120
Foreign government	23	29
Government-sponsored enterprises	7	12
Total	$8,598	$8,053

Our strategy is to buy, and typically hold, fixed-maturity investments to maturity, but we monitor credit profiles and fair value movements when determining holding periods for individual securities. With the exception of United States agency issues that include government-sponsored enterprises, no individual issuer's securities accounted for more than 0.9% of the taxable fixed-maturity portfolio at June 30, 2021. Our investment-grade corporate bonds had an average rating of Baa2 by Moody's or BBB by S&P Global Ratings and represented 78.3% of the taxable fixed-maturity portfolio's fair value at June 30, 2021, compared with 79.7% at year-end 2020.

The heaviest concentration in our investment-grade corporate bond portfolio, based on fair value at
June 30, 2021, was the financial sector. It represented 43.5% of our investment-grade corporate bond portfolio, compared with 46.2% at year-end 2020. No other sector exceeded 10% of our investment-grade corporate bond portfolio.

Our taxable fixed-maturity portfolio at June 30, 2021, included $282 million of commercial mortgage-backed securities with an average rating of Aa1/AA.
TAX-EXEMPT FIXED MATURITIES
At June 30, 2021, we had $4.191 billion of tax-exempt fixed-maturity securities with an average rating of Aa2/AA by Moody's and S&P Global Ratings. We traditionally have purchased municipal bonds focusing on general obligation and essential services issues, such as water, waste disposal or others. The portfolio is well diversified among approximately 1,700 municipal bond issuers. No single municipal issuer accounted for more than 0.6% of the tax-exempt fixed-maturity portfolio at June 30, 2021.

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

Cincinnati Financial Corporation Second-Quarter 2021 10-Q

The table below summarizes the effect of hypothetical changes in interest rates on the fair value of the fixed-maturity portfolio:

(Dollars in millions)	Effect from interest rate change in basis points
	-200	-100	-	100	200
At June 30, 2021	$14,052	$13,402	$12,789	$12,180	$11,560
At December 31, 2020	$13,493	$12,900	$12,338	$11,774	$11,195

The effective duration of the fixed-maturity portfolio as of June 30, 2021, was 4.7 years, up from 4.5 years at year-end 2020. The above table is a theoretical presentation showing that an instantaneous, parallel shift in the yield curve of 100 basis points could produce an approximately 4.8% change in the fair value of the fixed-maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value are to changes in the general level of interest rates, exclusive of call features. The fair values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.

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

EQUITY INVESTMENTS
Our equity investments, with a fair value totaling $9.897 billion at June 30, 2021, included $9.522 billion of common stock securities of companies generally with strong indications of paying and growing their dividends. Other criteria we evaluate include increasing sales and earnings, proven management and a favorable outlook. We believe our equity investment style is an appropriate long-term strategy. While our long-term financial position would be affected by prolonged changes in the market valuation of our investments, we believe our strong surplus position and cash flow provide a cushion against short-term fluctuations in valuation. Continued payment of cash dividends by the issuers of our common equity holdings can provide a floor to their valuation.

The table below summarizes the effect of hypothetical changes in market prices on fair value of our equity portfolio.

(Dollars in millions)	Effect from market price change in percent
	-30%	-20%	-10%	—	10%	20%	30%
At June 30, 2021	$6,928	$7,918	$8,907	$9,897	$10,887	$11,876	$12,866
At December 31, 2020	$6,199	$7,085	$7,970	$8,856	$9,742	$10,627	$11,513

At June 30, 2021, Apple Inc. (Nasdaq:AAPL) was our largest single common stock holding with a fair value of $665 million, or 7.0% of our publicly traded common stock portfolio and 2.9% of the total investment portfolio. Forty-one holdings among eight different sectors each had a fair value greater than $100 million.

Cincinnati Financial Corporation Second-Quarter 2021 10-Q

Common Stock Portfolio Industry Sector Distribution

	Percent of common stock portfolio
	At June 30, 2021		At December 31, 2020
	Cincinnati Financial	S&P 500 Industry Weightings	Cincinnati Financial	S&P 500 Industry Weightings
Sector:
Information technology	28.1%	27.4%	28.3%	27.6%
Financial	15.3	11.3	14.2	10.4
Healthcare	12.7	13.0	13.3	13.5
Industrials	12.5	8.5	12.3	8.4
Consumer discretionary	8.2	12.3	8.9	12.7
Consumer staples	7.0	5.9	6.7	6.5
Materials	4.8	2.6	5.1	2.6
Energy	4.6	2.9	3.8	2.3
Utilities	2.4	2.4	2.6	2.8
Real estate	2.4	2.6	2.7	2.4
Telecomm services	2.0	11.1	2.1	10.8
Total	100.0%	100.0%	100.0%	100.0%

UNREALIZED INVESTMENT GAINS AND LOSSES
At June 30, 2021, unrealized investment gains before taxes for the fixed-maturity portfolio totaled $966 million and unrealized investment losses amounted to $4 million before taxes.

The $962 million net unrealized gain position in our fixed-maturity portfolio at June 30, 2021, decreased in the first six months of 2021, primarily due to an increase in U.S. Treasury yields. The net gain position for our current fixed-maturity holdings will naturally decline over time as individual securities mature. In addition, changes in interest rates can cause rapid, significant changes in fair values of fixed-maturity securities and the net gain position, as discussed in Quantitative and Qualitative Disclosures About Market Risk.

For federal income tax purposes, taxes on gains from appreciated investments generally are not due until securities are sold. We believe that the appreciated value of equity securities, compared with the cost of securities that is generally used as a tax basis, is a useful measure to help evaluate how fair value can change over time. On this basis, the net unrealized investment gains at June 30, 2021, consisted of a net gain position in our equity portfolio of $5.897 billion. Events or factors such as economic growth or recession can affect the fair value and unrealized investment gains of our equity securities. The five largest holdings in our common stock portfolio were Apple, Microsoft (Nasdaq:MSFT), BlackRock Inc. (NYSE:BLK), JPMorgan Chase (NYSE:JPM) and Accenture Co. (NYSE:ACN), which had a combined fair value of $2.370 billion.

Unrealized Investment Losses
We expect the number of fixed-maturity securities trading below amortized cost to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, amortized costs for some securities are revised through write-downs recognized in prior periods. At June 30, 2021, 108 of the 4,251 fixed-maturity securities we owned had fair values below amortized cost, compared with 128 of the 4,128 securities we owned at year-end 2020. The 108 holdings with fair values below amortized cost at June 30, 2021, represented 2.5% of the fair value of our fixed-maturity investment portfolio and $4 million in unrealized losses.
•103 of the 108 holdings had fair value between 90% and 100% of amortized cost at June 30, 2021. These primarily consist of securities whose current valuation is largely the result of interest rate factors. The fair value of these 103 securities was $314 million, and they accounted for $3 million in unrealized losses.
•3 of the 108 fixed-maturity holdings had fair value between 70% and 90% of amortized cost at June 30, 2021. We believe the three fixed-maturity securities will continue to pay interest and ultimately pay principal upon maturity. The issuers of these three securities have strong cash flow to service their debt and meet their
Cincinnati Financial Corporation Second-Quarter 2021 10-Q

contractual obligation to make principal payments. The fair value of these securities was $4 million, and they accounted for $1 million in unrealized losses.
•2 of the 108 fixed-maturity holdings had fair value below 70% of amortized cost at June 30, 2021. We believe these fixed-maturity securities will continue to pay interest and ultimately pay principal upon maturity. The fair value of these securities was $1 million, and they accounted for less than $1 million in unrealized losses.

The table below reviews fair values and unrealized losses by investment category and by the overall duration of the securities' continuous unrealized loss position.

(Dollars in millions)	Less than 12 months		12 months or more		Total
At June 30, 2021	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
Corporate	$207	$1	$27	$1	$234	$2
States, municipalities and political subdivisions	46	1	7	1	53	2
Commercial mortgage-backed	4	—	9	—	13	—
United States government	9	—	—	—	9	—
Foreign government	5	—	—	—	5	—
Government-sponsored enterprises	5	—	—	—	5	—
Total	$276	$2	$43	$2	$319	$4
At December 31, 2020
Fixed maturity securities:
Corporate	$330	$5	$46	$2	$376	$7
States, municipalities and political subdivisions	31	2	2	—	33	2
Commercial mortgage-backed	23	1	6	—	29	1
United States government	12	—	—	—	12	—
Foreign government	10	—	—	—	10	—
Total	$406	$8	$54	$2	$460	$10

At June 30, 2021, applying our invested asset impairment policy, we determined that the total of $4 million, for securities in an unrealized loss position in the table above, was not the result of a credit loss.

During the second quarter and first six months of 2021, no securities were written down to fair value through an impairment charge. During the first six months of 2020, we wrote down 12 securities and recorded $77 million in impairment charges.

During full-year 2020, we wrote down 14 securities and recorded $78 million in impairment charges.

At December 31, 2020, 128 fixed-maturity securities with a total unrealized loss of $10 million were in an unrealized loss position. Of that total, no fixed-maturity securities had fair values below 70% of amortized cost.

Cincinnati Financial Corporation Second-Quarter 2021 10-Q

The following table summarizes the investment portfolio by severity of decline:

(Dollars in millions)	Number of issues	Amortized cost	Fair value	Gross unrealized gain (loss)	Gross investment income
At June 30, 2021
Taxable fixed maturities:
Fair valued below 70% of amortized cost	—	$—	$—	$—	$—
Fair valued at 70% to less than 100% of amortized cost	87	297	294	(3)	3
Fair valued at 100% and above of amortized cost	1,915	7,651	8,304	653	162
Investment income on securities sold in current year	—	—	—	—	8
Total	2,002	7,948	8,598	650	173
Tax-exempt fixed maturities:
Fair valued below 70% of amortized cost	2	1	1	—	—
Fair valued at 70% to less than 100% of amortized cost	19	25	24	(1)	—
Fair valued at 100% and above of amortized cost	2,228	3,853	4,166	313	61
Investment income on securities sold in current year	—	—	—	—	1
Total	2,249	3,879	4,191	312	62
Fixed-maturities summary:
Fair valued below 70% of amortized cost	2	1	1	—	—
Fair valued at 70% to less than 100% of amortized cost	106	322	318	(4)	3
Fair valued at 100% and above of amortized cost	4,143	11,504	12,470	966	223
Investment income on securities sold in current year	—	—	—	—	9
Total	4,251	$11,827	$12,789	$962	$235

At December 31, 2020
Fixed-maturities summary:
Fair valued below 70% of amortized cost	—	$—	$—	$—	$—
Fair valued at 70% to less than 100% of amortized cost	128	470	460	(10)	18
Fair valued at 100% and above of amortized cost	4,000	10,842	11,878	1,036	414
Investment income on securities sold in current year	—	—	—	—	23
Total	4,128	$11,312	$12,338	$1,026	$455

See our 2020 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Asset Impairment, Page 61.

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures – The company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)).

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company's management, with the participation of the company's chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of June 30, 2021. Based upon that evaluation, the company's chief executive officer and chief financial officer concluded that the design and operation of the company's disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure:
•that information required to be disclosed in the company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and
Cincinnati Financial Corporation Second-Quarter 2021 10-Q

•that such information is accumulated and communicated to the company's management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting – During the three months ended June 30, 2021, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There was no significant impact to our internal controls over financial reporting while the majority of our associates were working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing any potential impact on the design and operating effectiveness of our internal controls over financial reporting, caused by or related to the pandemic.
Cincinnati Financial Corporation Second-Quarter 2021 10-Q

Part II – Other Information
Item 1.    Legal Proceedings
Neither the company nor any of our subsidiaries are involved in any litigation believed to be material other than ordinary, routine litigation incidental to the nature of our business.
Item 1A.    Risk Factors
Our risk factors have not changed materially since they were described in our 2020 Annual Report on Form 10-K filed February 25, 2021. Investors should not interpret the disclosure of a risk to imply that the risk has not already materialized.
Cincinnati Financial Corporation Second-Quarter 2021 10-Q

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any of our shares that were not registered under the Securities Act during the first six months of 2021. Our repurchase program does not have an expiration date. On January 26, 2018, an additional 15 million shares were authorized, which expanded our current repurchase program. We have 12,043,152 shares available for purchase under our programs at June 30, 2021.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1-30, 2021	—	$—	—	12,043,152
May 1-31, 2021	—	—	—	12,043,152
June 1-30, 2021	—	—	—	12,043,152
Totals	—	—	—

Cincinnati Financial Corporation Second-Quarter 2021 10-Q

Item 6.    Exhibits

Exhibit No.	Exhibit Description
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

Cincinnati Financial Corporation Second-Quarter 2021 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINCINNATI FINANCIAL CORPORATION
Date: July 28, 2021

/S/ Michael J. Sewell
Michael J. Sewell, CPA
Chief Financial Officer, Senior Vice President and Treasurer
(Principal Accounting Officer)
Cincinnati Financial Corporation Second-Quarter 2021 10-Q