Form 10-Q
period 2021-09-30
CINCINNATI FINANCIAL CORP
filed 2021-10-27
CIK 20286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
 (Mark one)
☑       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2021.
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
☐Yes ☑ No
As of October 22, 2021, there were 161,140,998 shares of common stock outstanding.

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED September 30, 2021

Cincinnati Financial Corporation Third-Quarter 2021 10-Q

Part I – Financial Information
Item 1.    Financial Statements (unaudited)

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

(Dollars in millions, except per share data)	September 30,	December 31,
	2021	2020
Assets
Investments
Fixed maturities, at fair value (amortized cost: 2021—$12,034; 2020—$11,312)	$12,908	$12,338
Equity securities, at fair value (cost: 2021—$4,096; 2020—$3,927)	9,887	8,856
Other invested assets	418	348
Total investments	23,213	21,542
Cash and cash equivalents	1,085	900
Investment income receivable	142	136
Finance receivable	98	95
Premiums receivable	2,106	1,879
Reinsurance recoverable	548	517
Prepaid reinsurance premiums	87	65
Deferred policy acquisition costs	915	805
Land, building and equipment, net, for company use (accumulated depreciation: 2021—$299; 2020—$285)	209	213
Other assets	548	438
Separate accounts	956	952
Total assets	$29,907	$27,542

Liabilities
Insurance reserves
Loss and loss expense reserves	$7,292	$6,746
Life policy and investment contract reserves	2,999	2,915
Unearned premiums	3,342	2,960
Other liabilities	1,120	982
Deferred income tax	1,453	1,299
Note payable	59	54
Long-term debt and lease obligations	845	845
Separate accounts	956	952
Total liabilities	18,066	16,753

Commitments and contingent liabilities (Note 12)

Shareholders' Equity
Common stock, par value—$2 per share; (authorized: 2021 and 2020—500 million shares; issued: 2021 and 2020—198.3 million shares)	397	397
Paid-in capital	1,344	1,328
Retained earnings	11,257	10,085
Accumulated other comprehensive income	663	769
Treasury stock at cost (2021—37.2 million shares and 2020—37.4 million shares)	(1,820)	(1,790)
Total shareholders' equity	11,841	10,789
Total liabilities and shareholders' equity	$29,907	$27,542

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation Third-Quarter 2021 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Income

(Dollars in millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenues
Earned premiums	$1,669	$1,522	$4,806	$4,460
Investment income, net of expenses	179	167	528	498
Investment gains and losses, net	(70)	533	954	(132)
Fee revenues	4	2	11	8
Other revenues	3	3	8	8
Total revenues	1,785	2,227	6,307	4,842
Benefits and Expenses
Insurance losses and contract holders' benefits	1,072	1,143	2,990	3,232
Underwriting, acquisition and insurance expenses	511	452	1,440	1,372
Interest expense	13	13	39	40
Other operating expenses	5	5	14	15
Total benefits and expenses	1,601	1,613	4,483	4,659
Income Before Income Taxes	184	614	1,824	183
Provision (Benefit) for Income Taxes
Current	55	55	166	81
Deferred	(24)	75	182	(65)
Total provision for income taxes	31	130	348	16
Net Income	$153	$484	$1,476	$167
Per Common Share
Net income—basic	$0.95	$3.01	$9.16	$1.03
Net income—diluted	0.94	2.99	9.07	1.03

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation Third-Quarter 2021 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net Income	$153	$484	$1,476	$167
Other Comprehensive Income (Loss)
Change in unrealized gains and losses on investments, net of tax of $(19), $23, $(33) and $62, respectively	(69)	89	(119)	232
Amortization of pension actuarial loss and prior service cost, net of tax of $1, $0, $2 and $0, respectively	1	—	5	2
Change in life deferred acquisition costs, life policy reserves and other, net of tax of $0, $0, $2 and $1, respectively	—	—	8	4
Other comprehensive income (loss)	(68)	89	(106)	238
Comprehensive Income	$85	$573	$1,370	$405

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Third-Quarter 2021 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Common Stock
Beginning of period	$397	$397	$397	$397
Share-based awards	—	—	—	—
End of period	397	397	397	397

Paid-In Capital
Beginning of period	1,334	1,309	1,328	1,306
Share-based awards	1	—	(13)	(16)
Share-based compensation	8	8	25	24
Other	1	1	4	4
End of period	1,344	1,318	1,344	1,318

Retained Earnings
Beginning of period	11,205	8,745	10,085	9,257
Cumulative effect of change in accounting for credit losses as of January 1, 2020	—	—	—	(2)
Adjusted beginning of year	11,205	8,745	10,085	9,255
Net income	153	484	1,476	167
Dividends declared	(101)	(97)	(304)	(290)
End of period	11,257	9,132	11,257	9,132

Accumulated Other Comprehensive Income
Beginning of period	731	597	769	448
Other comprehensive income (loss)	(68)	89	(106)	238
End of period	663	686	663	686

Treasury Stock
Beginning of period	(1,809)	(1,790)	(1,790)	(1,544)
Share-based awards	1	—	16	12
Shares acquired - share repurchase authorization	(12)	—	(40)	(256)
Shares acquired - share-based compensation plans	—	—	(7)	(3)
Other	—	2	1	3
End of period	(1,820)	(1,788)	(1,820)	(1,788)

Total Shareholders' Equity	$11,841	$9,745	$11,841	$9,745

(In millions, except per common share)
Common Stock - Shares Outstanding
Beginning of period	161.1	160.8	160.9	162.9
Share-based awards	0.1	—	0.6	0.4
Shares acquired - share repurchase authorization	(0.1)	—	(0.4)	(2.5)
End of period	161.1	160.8	161.1	160.8

Dividends declared per common share	$0.63	$0.60	$1.89	$1.80

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation Third-Quarter 2021 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

(Dollars in millions)	Nine months ended September 30,
	2021	2020
Cash Flows From Operating Activities
Net income	$1,476	$167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69	62
Investment gains and losses, net	(933)	137
Share-based compensation	25	24
Interest credited to contract holders	33	33
Deferred income tax expense	182	(65)
Changes in:
Investment income receivable	(6)	2
Premiums and reinsurance receivable	(280)	(93)
Deferred policy acquisition costs	(84)	(46)
Other assets	(12)	(25)
Loss and loss expense reserves	546	600
Life policy and investment contract reserves	76	94
Unearned premiums	382	236
Other liabilities	95	(34)
Current income tax receivable/payable	(51)	27
Net cash provided by operating activities	1,518	1,119
Cash Flows From Investing Activities
Sale of fixed maturities	88	100
Call or maturity of fixed maturities	1,049	756
Sale of equity securities	123	471
Purchase of fixed maturities	(1,831)	(1,092)
Purchase of equity securities	(276)	(640)
Investment in finance receivables	(30)	(33)
Collection of finance receivables	28	26
Investment in building and equipment	(12)	(16)
Change in other invested assets, net	(30)	16
Net cash used in investing activities	(891)	(412)
Cash Flows From Financing Activities
Payment of cash dividends to shareholders	(295)	(280)
Shares acquired - share repurchase authorization	(40)	(256)
Changes in note payable	5	84
Proceeds from stock options exercised	10	5
Contract holders' funds deposited	64	64
Contract holders' funds withdrawn	(104)	(123)
Other	(82)	(54)
Net cash used in financing activities	(442)	(560)
Net change in cash and cash equivalents	185	147
Cash and cash equivalents at beginning of year	900	767
Cash and cash equivalents at end of period	$1,085	$914
Supplemental Disclosures of Cash Flow Information:
Interest paid	$26	$27
Income taxes paid	205	42
Noncash Activities
Equipment acquired under finance lease obligations	$9	$13
Share-based compensation	22	3
Other assets and other liabilities	137	63

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation Third-Quarter 2021 10-Q

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

Our September 30, 2021, condensed consolidated financial statements are unaudited. We believe that we have made all adjustments, consisting only of normal recurring accruals, that are necessary for fair presentation. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our 2020 Annual Report on Form 10-K. The results of operations for interim periods do not necessarily indicate results to be expected for the full year.

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

Pending Accounting Updates
ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts
In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. ASU 2018-12 is intended to improve the timeliness of recognizing changes in the liability for future policy benefits and modify the rate used to discount future cash flows. The ASU will simplify and improve the accounting for certain market-based options or guarantees associated with deposit or account balance contracts and simplify amortization of deferred acquisition costs while improving and expanding required disclosures. In November 2020, the FASB issued an ASU that delayed the effective date of ASU 2018-12 to interim and annual reporting periods beginning after December 15, 2022. These ASUs have not yet been adopted. Management is currently evaluating the impact on our company's consolidated financial position, results of operations and cash flows.

Cincinnati Financial Corporation Third-Quarter 2021 10-Q

NOTE 2 – Investments
The following table provides amortized cost, gross unrealized gains, gross unrealized losses and fair value for our fixed-maturity securities:

(Dollars in millions)	Amortized cost	Gross unrealized		Fair value
At September 30, 2021		gains	losses
Fixed maturity securities:
Corporate	$6,962	$542	$8	$7,496
States, municipalities and political subdivisions	4,646	328	4	4,970
Commercial mortgage-backed	266	13	—	279
United States government	127	3	—	130
Foreign government	26	—	—	26
Government-sponsored enterprises	7	—	—	7
Total	$12,034	$886	$12	$12,908
At December 31, 2020
Fixed maturity securities:
Corporate	$6,281	$621	$7	$6,895
States, municipalities and political subdivisions	4,604	395	2	4,997
Commercial mortgage-backed	271	15	1	285
United States government	115	5	—	120
Foreign government	29	—	—	29
Government-sponsored enterprises	12	—	—	12
Total	$11,312	$1,036	$10	$12,338

The net unrealized investment gains in our fixed-maturity portfolio at September 30, 2021, are primarily the result of the continued low interest rate environment that increased the fair value of our fixed-maturity portfolio. Our commercial mortgage-backed securities had an average rating of Aa1/AA at September 30, 2021 and
December 31, 2020.

Cincinnati Financial Corporation Third-Quarter 2021 10-Q

The table below provides fair values and gross unrealized losses by investment category and by the duration of the securities' continuous unrealized loss positions:

(Dollars in millions)	Less than 12 months		12 months or more		Total
At September 30, 2021	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
Corporate	$647	$8	$17	$—	$664	$8
States, municipalities and political subdivisions	154	3	5	1	159	4
Commercial mortgage-backed	7	—	11	—	18	—
United States government	6	—	—	—	6	—
Foreign government	—	—	—	—	—	—
Government-sponsored enterprises	4	—	—	—	4	—
Total	$818	$11	$33	$1	$851	$12
At December 31, 2020
Fixed maturity securities:
Corporate	$330	$5	$46	$2	$376	$7
States, municipalities and political subdivisions	31	2	2	—	33	2
Commercial mortgage-backed	23	1	6	—	29	1
United States government	12	—	—	—	12	—
Foreign government	10	—	—	—	10	—
Total	$406	$8	$54	$2	$460	$10

Contractual maturity dates for fixed-maturities securities were:

(Dollars in millions)	Amortized cost	Fair value	% of fair value
At September 30, 2021
Maturity dates:
Due in one year or less	$572	$580	4.5%
Due after one year through five years	3,722	3,961	30.7
Due after five years through ten years	3,445	3,751	29.1
Due after ten years	4,295	4,616	35.7
Total	$12,034	$12,908	100.0%

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Cincinnati Financial Corporation Third-Quarter 2021 10-Q

The following table provides investment income and investment gains and losses, net:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Investment income:
Interest	$121	$113	$356	$339
Dividends	61	55	179	161
Other	1	2	4	7
Total	183	170	539	507
Less investment expenses	4	3	11	9
Total	$179	$167	$528	$498

Investment gains and losses, net:
Equity securities:
Investment gains and losses on securities sold, net	$(1)	$55	$6	$75
Unrealized gains and losses on securities still held, net	(104)	475	869	(130)
Subtotal	(105)	530	875	(55)
Fixed maturities:
Gross realized gains	10	4	24	9
Gross realized losses	(1)	—	(3)	(3)
Write-down of impaired securities	(1)	(1)	(1)	(78)
Subtotal	8	3	20	(72)

Other	27	—	59	(5)
Total	$(70)	$533	$954	$(132)

The fair value of our equity portfolio was $9.887 billion and $8.856 billion at September 30, 2021 and December 31, 2020, respectively. At September 30, 2021 and December 31, 2020, Apple Inc. (Nasdaq:AAPL), an equity holding, was our largest single investment holding with a fair value of $687 million and $644 million, which was 7.3% and 7.5% of our publicly traded common equities portfolio, respectively, and 3.0% of the total investment portfolio for both periods.

At September 30, 2021 and December 31, 2020, there were no fixed-maturity securities with an allowance for credit losses. During the three and nine months ended September 30, 2021, there were five fixed-maturity securities from the municipal sector that were written down to fair value due to an intention to be sold. During the three months ended September 30, 2020, there were two fixed-maturity securities from the municipal sector that were written down to fair value due to an intention to be sold and during the nine months ended September 30, 2020, there were 14 fixed-maturity securities from the energy, real estate, consumer goods, municipal and technology & electronics sectors that were written down to fair value due to an intention to be sold.

At September 30, 2021, 244 fixed-maturity securities with a total unrealized loss of $12 million were in an unrealized loss position. Of that total, one fixed-maturity security had a fair value below 70% of amortized cost. At December 31, 2020, 128 fixed-maturity securities with a total unrealized loss of $10 million were in an unrealized loss position. Of that total, no fixed-maturity securities had fair values below 70% of amortized cost.

Cincinnati Financial Corporation Third-Quarter 2021 10-Q

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

Fair Value Disclosures for Assets
The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020. We do not have any liabilities carried at fair value.

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At September 30, 2021
Fixed maturities, available for sale:
Corporate	$—	$7,496	$—	$7,496
States, municipalities and political subdivisions	—	4,970	—	4,970
Commercial mortgage-backed	—	279	—	279
United States government	130	—	—	130
Foreign government	—	26	—	26
Government-sponsored enterprises	—	7	—	7
Subtotal	130	12,778	—	12,908
Common equities	9,465	—	—	9,465
Nonredeemable preferred equities	—	422	—	422
Separate accounts taxable fixed maturities	—	923	—	923
Top Hat savings plan mutual funds and common equity (included in Other assets)	62	—	—	62
Total	$9,657	$14,123	$—	$23,780

At December 31, 2020
Fixed maturities, available for sale:
Corporate	$—	$6,895	$—	$6,895
States, municipalities and political subdivisions	—	4,997	—	4,997
Commercial mortgage-backed	—	285	—	285
United States government	120	—	—	120
Foreign government	—	29	—	29
Government-sponsored enterprises	—	12	—	12
Subtotal	120	12,218	—	12,338
Common equities	8,541	—	—	8,541
Nonredeemable preferred equities	—	315	—	315
Separate accounts taxable fixed maturities	—	903	—	903
Top Hat savings plan mutual funds and common equity (included in Other assets)	51	—	—	51
Total	$8,712	$13,436	$—	$22,148

Cincinnati Financial Corporation Third-Quarter 2021 10-Q

We also held Level 1 cash and cash equivalents of $1.085 billion and $900 million at September 30, 2021 and December 31, 2020, respectively.

Fair Value Disclosures for Assets and Liabilities Not Carried at Fair Value
The disclosures below are presented to provide information about the effects of current market conditions on financial instruments that are not reported at fair value in our condensed consolidated financial statements.

This table summarizes the book value and principal amounts of our long-term debt:

(Dollars in millions)			Book value		Principal amount
Interest rate	Year of issue		September 30,	December 31,	September 30,	December 31,
			2021	2020	2021	2020
6.900%	1998	Senior debentures, due 2028	$27	$27	$28	$28
6.920%	2005	Senior debentures, due 2028	391	391	391	391
6.125%	2004	Senior notes, due 2034	371	370	374	374
Total			$789	$788	$793	$793

The following table shows fair values of our note payable and long-term debt:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At September 30, 2021
Note payable	$—	$59	$—	$59
6.900% senior debentures, due 2028	—	35	—	35
6.920% senior debentures, due 2028	—	508	—	508
6.125% senior notes, due 2034	—	510	—	510
Total	$—	$1,112	$—	$1,112

At December 31, 2020
Note payable	$—	$54	$—	$54
6.900% senior debentures, due 2028	—	35	—	35
6.920% senior debentures, due 2028	—	515	—	515
6.125% senior notes, due 2034	—	522	—	522
Total	$—	$1,126	$—	$1,126

Cincinnati Financial Corporation Third-Quarter 2021 10-Q

The following table shows the fair value of our life policy loans included in other invested assets and the fair values of our deferred annuities and structured settlements included in life policy and investment contract reserves:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At September 30, 2021
Life policy loans	$—	$—	$43	$43

Deferred annuities	—	—	800	800
Structured settlements	—	205	—	205
Total	$—	$205	$800	$1,005

At December 31, 2020
Life policy loans	$—	$—	$49	$49

Deferred annuities	—	—	836	836
Structured settlements	—	227	—	227
Total	$—	$227	$836	$1,063

Outstanding principal and interest for these life policy loans totaled $30 million and $33 million at September 30, 2021 and December 31, 2020, respectively.

Recorded reserves for the deferred annuities were $767 million and $761 million at September 30, 2021 and December 31, 2020, respectively. Recorded reserves for the structured settlements were $139 million and $145 million at September 30, 2021 and December 31, 2020, respectively.

Cincinnati Financial Corporation Third-Quarter 2021 10-Q

NOTE 4 – Property Casualty Loss and Loss Expenses
This table summarizes activity for our consolidated property casualty loss and loss expense reserves:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Gross loss and loss expense reserves, beginning of period	$6,955	$6,409	$6,677	$6,088
Less reinsurance recoverable	274	294	277	342
Net loss and loss expense reserves, beginning of period	6,681	6,115	6,400	5,746
Net incurred loss and loss expenses related to:
Current accident year	1,090	1,082	3,072	3,099
Prior accident years	(102)	(11)	(331)	(91)
Total incurred	988	1,071	2,741	3,008
Net paid loss and loss expenses related to:
Current accident year	416	443	893	998
Prior accident years	349	336	1,344	1,349
Total paid	765	779	2,237	2,347
Net loss and loss expense reserves, end of period	6,904	6,407	6,904	6,407
Plus reinsurance recoverable	322	285	322	285
Gross loss and loss expense reserves, end of period	$7,226	$6,692	$7,226	$6,692

We use actuarial methods, models and judgment to estimate, as of a financial statement date, the property casualty loss and loss expense reserves required to pay for and settle all outstanding insured claims, including incurred but not reported (IBNR) claims, as of that date. The actuarial estimate is subject to review and adjustment by an inter-departmental committee that includes actuarial, claims, underwriting, loss prevention and accounting management. This committee is familiar with relevant company and industry business, claims and underwriting trends, as well as general economic and legal trends that could affect future loss and loss expense payments. The amount we will actually have to pay for claims can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate. The reserve for loss and loss expenses in the condensed consolidated balance sheets also included $66 million at September 30, 2021 and
$55 million at September 30, 2020, for certain life and health loss and loss expense reserves.

For the three months ended September 30, 2021, we experienced $102 million of favorable development on prior accident years, including $107 million of favorable development in commercial lines, $3 million of favorable development in personal lines and $3 million of unfavorable development in excess and surplus lines. Within commercial lines, we recognized favorable reserve development of $52 million for the commercial casualty line and $34 million for the commercial property line due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines.

For the nine months ended September 30, 2021, we experienced $331 million of favorable development on prior accident years, including $276 million of favorable development in commercial lines, $35 million of favorable development in personal lines and $6 million of unfavorable development in excess and surplus lines. Within commercial lines, we recognized favorable reserve development of $85 million for the commercial casualty line, $68 million for the commercial property line, $59 million for the workers' compensation line and $44 million for the commercial auto line due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. Within personal lines, we recognized favorable reserve development of $24 million in personal auto.

Cincinnati Financial Corporation Third-Quarter 2021 10-Q

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
Cincinnati Financial Corporation Third-Quarter 2021 10-Q

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

This table summarizes our life policy and investment contract reserves:

(Dollars in millions)	September 30, 2021	December 31, 2020
Life policy reserves:
Ordinary/traditional life	$1,358	$1,301
Other	52	52
Subtotal	1,410	1,353
Investment contract reserves:
Deferred annuities	767	761
Universal life	674	647
Structured settlements	139	145
Other	9	9
Subtotal	1,589	1,562
Total life policy and investment contract reserves	$2,999	$2,915

Cincinnati Financial Corporation Third-Quarter 2021 10-Q

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

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Property casualty:
Deferred policy acquisition costs asset, beginning of period	$630	$567	$542	$512
Capitalized deferred policy acquisition costs	287	258	924	830
Amortized deferred policy acquisition costs	(300)	(274)	(849)	(791)
Deferred policy acquisition costs asset, end of period	$617	$551	$617	$551

Life:
Deferred policy acquisition costs asset, beginning of period	$294	$267	$263	$262
Capitalized deferred policy acquisition costs	15	14	44	43
Amortized deferred policy acquisition costs	(12)	(12)	(35)	(36)
Shadow deferred policy acquisition costs	1	(3)	26	(3)
Deferred policy acquisition costs asset, end of period	$298	$266	$298	$266

Consolidated:
Deferred policy acquisition costs asset, beginning of period	$924	$834	$805	$774
Capitalized deferred policy acquisition costs	302	272	968	873
Amortized deferred policy acquisition costs	(312)	(286)	(884)	(827)
Shadow deferred policy acquisition costs	1	(3)	26	(3)
Deferred policy acquisition costs asset, end of period	$915	$817	$915	$817

No premium deficiencies were recorded in the condensed consolidated statements of income, as the sum of the anticipated loss and loss expenses, policyholder dividends and unamortized deferred acquisition expenses did not exceed the related unearned premiums and anticipated investment income.

Cincinnati Financial Corporation Third-Quarter 2021 10-Q

NOTE 7 – Accumulated Other Comprehensive Income
Accumulated other comprehensive income (AOCI) includes changes in unrealized gains and losses on investments, changes in pension obligations and changes in life deferred acquisition costs, life policy reserves and other as follows:

(Dollars in millions)	Three months ended September 30,
	2021			2020
	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, beginning of period	$962	$201	$761	$772	$162	$610
OCI before investment gains and losses, net, recognized in net income	(80)	(18)	(62)	115	23	92
Investment gains and losses, net, recognized in net income	(8)	(1)	(7)	(3)	—	(3)
OCI	(88)	(19)	(69)	112	23	89
AOCI, end of period	$874	$182	$692	$884	$185	$699

Pension obligations:
AOCI, beginning of period	$(36)	$(6)	$(30)	$(7)	$—	$(7)
OCI excluding amortization recognized in net income	—	—	—	—	—	—
Amortization recognized in net income	2	1	1	—	—	—
OCI	2	1	1	—	—	—
AOCI, end of period	$(34)	$(5)	$(29)	$(7)	$—	$(7)

Life deferred acquisition costs, life policy reserves and other:
AOCI, beginning of period	$—	$—	$—	$(8)	$(2)	$(6)
OCI before investment gains and losses, net, recognized in net income	—	—	—	—	—	—
Investment gains and losses, net, recognized in net income	—	—	—	—	—	—
OCI	—	—	—	—	—	—
AOCI, end of period	$—	$—	$—	$(8)	$(2)	$(6)

Summary of AOCI:
AOCI, beginning of period	$926	$195	$731	$757	$160	$597
Investments OCI	(88)	(19)	(69)	112	23	89
Pension obligations OCI	2	1	1	—	—	—
Life deferred acquisition costs, life policy reserves and other OCI	—	—	—	—	—	—
Total OCI	(86)	(18)	(68)	112	23	89
AOCI, end of period	$840	$177	$663	$869	$183	$686

Cincinnati Financial Corporation Third-Quarter 2021 10-Q

(Dollars in millions)	Nine months ended September 30,
	2021			2020
	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, beginning of period	$1,026	$215	$811	$590	$123	$467
OCI before investment gains and losses, net, recognized in net income	(132)	(29)	(103)	222	46	176
Investment gains and losses, net, recognized in net income	(20)	(4)	(16)	72	16	56
OCI	(152)	(33)	(119)	294	62	232
AOCI, end of period	$874	$182	$692	$884	$185	$699

Pension obligations:
AOCI, beginning of period	$(41)	$(7)	$(34)	$(9)	$—	$(9)
OCI excluding amortization recognized in net income	2	1	1	—	—	—
Amortization recognized in net income	5	1	4	2	—	2
OCI	7	2	5	2	—	2
AOCI, end of period	$(34)	$(5)	$(29)	$(7)	$—	$(7)

Life deferred acquisition costs, life policy reserves and other:
AOCI, beginning of period	$(10)	$(2)	$(8)	$(13)	$(3)	$(10)
OCI before investment gains and losses, net, recognized in net income	10	2	8	5	1	4
Investment gains and losses, net, recognized in net income	—	—	—	—	—	—
OCI	10	2	8	5	1	4
AOCI, end of period	$—	$—	$—	$(8)	$(2)	$(6)

Summary of AOCI:
AOCI, beginning of period	$975	$206	$769	$568	$120	$448
Investments OCI	(152)	(33)	(119)	294	62	232
Pension obligations OCI	7	2	5	2	—	2
Life deferred acquisition costs, life policy reserves and other OCI	10	2	8	5	1	4
Total OCI	(135)	(29)	(106)	301	63	238
AOCI, end of period	$840	$177	$663	$869	$183	$686

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

Cincinnati Financial Corporation Third-Quarter 2021 10-Q

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

The table below summarizes our consolidated property casualty insurance net written premiums, earned premiums and incurred loss and loss expenses:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Direct written premiums	$1,527	$1,386	$4,721	$4,383
Assumed written premiums	66	55	432	267
Ceded written premiums	(55)	(48)	(208)	(180)
Net written premiums	$1,538	$1,393	$4,945	$4,470

Direct earned premiums	$1,553	$1,439	$4,447	$4,198
Assumed earned premiums	117	78	327	207
Ceded earned premiums	(74)	(67)	(189)	(163)
Earned premiums	$1,596	$1,450	$4,585	$4,242

Direct incurred loss and loss expenses	$876	$1,039	$2,525	$2,915
Assumed incurred loss and loss expenses	165	54	297	133
Ceded incurred loss and loss expenses	(53)	(22)	(81)	(40)
Incurred loss and loss expenses	$988	$1,071	$2,741	$3,008

Our life insurance company purchases reinsurance for protection of a portion of the risks that are written. Primary components of our life reinsurance program include individual mortality coverage, aggregate catastrophe and accidental death coverage in excess of certain deductibles.

The table below summarizes our consolidated life insurance earned premiums and contract holders' benefits incurred:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Direct earned premiums	$93	$90	$278	$273
Ceded earned premiums	(20)	(18)	(57)	(55)
Earned premiums	$73	$72	$221	$218

Direct contract holders' benefits incurred	103	85	310	270
Ceded contract holders' benefits incurred	(19)	(13)	(61)	(46)
Contract holders' benefits incurred	$84	$72	$249	$224

The ceded benefits incurred can vary depending on the type of life insurance policy held and the year the policy was issued.

At September 30, 2021, and December 31, 2020, the allowance for uncollectible property casualty premiums was
$15 million and $19 million, respectively. At September 30, 2021, and December 31, 2020, the allowances for credit losses on other premiums receivable and recoverable assets were immaterial.
Cincinnati Financial Corporation Third-Quarter 2021 10-Q

NOTE 9 – Income Taxes
The differences between the 21% statutory federal income tax rate and our effective income tax rate were as follows:

(Dollars in millions)	Three months ended September 30,				Nine months ended September 30,
	2021		2020		2021		2020
Tax at statutory rate:	$39	21.0%	$129	21.0%	$383	21.0%	$38	21.0%
Increase (decrease) resulting from:
Tax-exempt income from municipal bonds	(5)	(2.7)	(5)	(0.8)	(15)	(0.8)	(15)	(8.2)
Dividend received exclusion	(5)	(2.7)	(5)	(0.8)	(14)	(0.8)	(13)	(7.1)
Other	2	1.2	11	1.8	(6)	(0.3)	6	3.0
Provision for income taxes	$31	16.8%	$130	21.2%	$348	19.1%	$16	8.7%

The provision for federal income taxes is based upon filing a consolidated income tax return for the company and its domestic subsidiaries.

We continue to believe that after considering all positive and negative evidence of taxable income in the carryback and carryforward periods as permitted by law, it is more likely than not that all of the deferred tax assets on our U.S. domestic operations will be realized. As a result, we have no valuation allowance for our U.S. domestic operations at September 30, 2021, and December 31, 2020. As more fully discussed below, we do carry a valuation allowance on the deferred tax assets related to Cincinnati Global.

Unrecognized Tax Benefits
At September 30, 2021, and December 31, 2020, we had a gross unrecognized tax benefit of $34 million. There were no changes to this amount during the first nine months of 2021. It is reasonably possible that within the next 12 months, our unrecognized tax benefit could change when the IRS completes its examination of the tax year ended December 31, 2018.

Cincinnati Global
As a result of operations for the three months ended September 30, 2021, Cincinnati Global increased net deferred assets $4 million with an offsetting increase of $4 million to the valuation allowance. There was no change in the net deferred assets or valuation allowance for the nine months ended September 30, 2021. At September 30, 2021, Cincinnati Global had a net deferred tax asset of $56 million and an offsetting valuation allowance of $56 million.

Deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized. After considering all positive and negative evidence related to the Cincinnati Global operations, we continue to believe it is appropriate to carry a valuation allowance at September 30, 2021.

At September 30, 2021, and December 31, 2020, Cincinnati Global had operating loss carryforwards in the United States of $26 million for both periods and in the United Kingdom of $128 million and $108 million, respectively. These Cincinnati Global losses can only be utilized within the Cincinnati Global group in both the United States and in the United Kingdom and cannot offset the income of our domestic operations in the United States.

Cincinnati Financial Corporation Third-Quarter 2021 10-Q

NOTE 10 – Net Income Per Common Share
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are computed based on the weighted average number of common and dilutive potential common shares outstanding using the treasury stock method. The table shows calculations for basic and diluted earnings per share:

(In millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Numerator:
Net income—basic and diluted	$153	$484	$1,476	$167
Denominator:
Basic weighted-average common shares outstanding	161.1	160.9	161.1	161.3
Effect of share-based awards:
Stock options	1.2	0.5	1.1	0.7
Nonvested shares	0.6	0.6	0.6	0.5
Diluted weighted-average shares	162.9	162.0	162.8	162.5
Earnings per share:
Basic	$0.95	$3.01	$9.16	$1.03
Diluted	$0.94	$2.99	$9.07	$1.03
Number of anti-dilutive share-based awards	0.4	1.4	0.9	1.4

The sources of dilution of our common shares are certain equity-based awards. See our 2020 Annual Report on Form 10-K, Item 8, Note 17, Share-Based Associate Compensation Plans, Page 176, for information about share-based awards. The above table shows the number of anti-dilutive share-based awards for the three and nine months ended September 30, 2021 and 2020. These share-based awards were not included in the computation of net income per common share (diluted) because their exercise would have anti-dilutive effects.

NOTE 11 – Employee Retirement Benefits
The following summarizes the components of net periodic benefit cost for our qualified and supplemental pension plans:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Service cost	$2	$2	$7	$7
Non-service costs (benefit):
Interest cost	2	3	7	9
Expected return on plan assets	(5)	(5)	(16)	(16)
Amortization of actuarial loss and prior service cost	2	—	5	2
Other	—	—	2	—
Total non-service benefit	(1)	(2)	(2)	(5)
Net periodic benefit cost	$1	$—	$5	$2

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

Cincinnati Financial Corporation Third-Quarter 2021 10-Q

We made matching contributions totaling $7 million and $6 million to our 401(k) and Top Hat savings plans during the third quarter of 2021 and 2020 and contributions of $18 million during both the first nine months of 2021 and 2020, respectively.

We made no contributions to our qualified pension plan during the first nine months of 2021.

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

The company denies the allegations in these lawsuits and intends to continue to vigorously defend them. Although the policy terms vary, in general, the company denied the claims at issue in these lawsuits because the policyholder identified no direct physical loss or damage to property at the insured premises, and/or the governmental orders that led to the complete or partial shutdown of the business were not due to the existence of any direct physical loss or damage to property in the immediate vicinity of the insured premises and did not prohibit access to the insured premises, as required by the terms of the insurance policies. Additional policy terms and conditions may also prohibit coverage, such as exclusions for pollutants, ordinance or law, loss of use, and acts or decisions. The company’s standard commercial property insurance policies generally did not contain a specific virus exclusion.

In addition to the inherent difficulty in predicting litigation outcomes, the COVID-19 pandemic business income coverage lawsuits present a number of uncertainties and contingencies that are not yet known, including how many policyholders will ultimately file claims, the number of lawsuits that will be filed, the extent to which any class may be certified, and the size and scope of any such classes. The legal theories advanced by plaintiffs vary by case, and the state laws that govern policy interpretation will guide judicial rulings on dispositive motions. These lawsuits are at various stages of litigation; many complaints continue to be amended; several have been dismissed voluntarily and may be refiled; others have been dismissed in favor of the company by trial courts; and a handful of cases are advancing toward trials. Many decisions on motion filings have been appealed. While these appeals are at various stages of the briefing and argument process, several of the cases are now fully briefed and are ripe for decision. The first two appellate cases in the nation to consider these issues were recently decided by the Federal Courts of Appeals for the Eighth and Eleventh Circuits in favor of the company, applying Iowa law and Georgia law, respectively. The Federal Courts of Appeals for the Sixth and Ninth Circuits also recently decided cases on these issues in favor of other insurers, applying Ohio law and California law, respectively.

The company’s cases pending in trial courts in Ohio are stayed pending a decision by the Ohio Supreme Court on a question certified to it by the federal district court in the Northern District of Ohio in the case of Neuro-Communication Services, Inc. v. The Cincinnati Insurance Company, et al., Case No. 4:20-cv-1275 (N.D. Ohio filed June 10, 2020). The Ohio Supreme Court has agreed to answer the following question: “Does the general presence in the community, or on surfaces at a premises, of the novel coronavirus known as SARS-CoV-2, constitute direct physical loss or damage to property; or does the presence of a person infected with COVID-19 constitute direct physical loss or damage to property at that premises?"

Because most of our pending cases remain in the early stages of motion practice or appeals from trial court rulings on dispositive motions, little discovery has occurred. In addition, business income calculations depend upon a wide range of factors that are particular to the circumstances of each individual policyholder and, here, the vast majority of plaintiffs have not submitted proofs of loss or otherwise quantified or factually supported any allegedly covered loss. Moreover, the company’s experience shows that demands stated in lawsuits often bear little relation to a reasonable estimate of potential loss. Accordingly, management cannot now reasonably estimate the possible loss
Cincinnati Financial Corporation Third-Quarter 2021 10-Q

or range of loss, if any. Nonetheless, given the number of claims and potential claims, the indeterminate amounts sought, and the inherent unpredictability of litigation, it is possible that adverse outcomes, if any, in the aggregate could have a material adverse effect on the company’s consolidated financial position, results of operations and cash flows.

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

On a quarterly basis, we review these outstanding matters. Under current accounting guidance, we establish accruals when it is probable that a loss has been incurred and we can reasonably estimate its potential exposure. The company accounts for such probable and estimable losses, if any, through the establishment of legal expense reserves. Based on our quarterly review, we believe that our accruals for probable and estimable losses are reasonable and that the amounts accrued do not have a material effect on our consolidated financial position, results of operations and cash flows. However, if any one or more of these matters results in a judgment against us or settlement for an amount that is significantly greater than the amount accrued, if any, the resulting liability could have a material effect on the company’s consolidated financial position, results of operations and cash flows. Based on our most recent review, our estimate for any other matters for which the risk of loss is not probable, but more than remote, is immaterial.

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

Cincinnati Financial Corporation Third-Quarter 2021 10-Q

Segment information is summarized in the following table:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenues:
Commercial lines insurance
Commercial casualty	$323	$290	$938	$868
Commercial property	264	252	776	755
Commercial auto	200	189	591	563
Workers' compensation	66	64	201	207
Other commercial	77	70	221	205
Commercial lines insurance premiums	930	865	2,727	2,598
Fee revenues	1	1	3	3
Total commercial lines insurance	931	866	2,730	2,601

Personal lines insurance
Personal auto	153	154	457	462
Homeowner	184	165	536	487
Other personal	51	48	153	141
Personal lines insurance premiums	388	367	1,146	1,090
Fee revenues	1	1	3	3
Total personal lines insurance	389	368	1,149	1,093

Excess and surplus lines insurance	105	82	289	238
Fee revenues	1	—	2	1
Total excess and surplus lines insurance	106	82	291	239

Life insurance premiums	73	72	221	218
Fee revenues	1	—	3	1
Total life insurance	74	72	224	219

Investments
Investment income, net of expenses	179	167	528	498
Investment gains and losses, net	(70)	533	954	(132)
Total investment revenue	109	700	1,482	366

Other
Premiums	173	136	423	316
Other	3	3	8	8
Total other revenues	176	139	431	324
Total revenues	$1,785	$2,227	$6,307	$4,842

Income (loss) before income taxes:
Insurance underwriting results
Commercial lines insurance	$182	$(20)	$457	$(32)
Personal lines insurance	(10)	(2)	16	(24)
Excess and surplus lines insurance	7	11	25	19
Life insurance	(5)	6	(9)	9
Investments	83	674	1,403	289
Other	(73)	(55)	(68)	(78)
Total income before income taxes	$184	$614	$1,824	$183

Identifiable assets:	September 30, 2021	December 31, 2020
Property casualty insurance	$4,400	$3,838
Life insurance	1,631	1,661
Investments	22,940	21,332
Other	936	711
Total	$29,907	$27,542

Cincinnati Financial Corporation Third-Quarter 2021 10-Q

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
◦The continuing duration of the pandemic and governmental actions to limit the spread of the virus that may produce additional economic losses
◦The number of policyholders that will ultimately submit claims or file lawsuits
◦The lack of submitted proofs of loss for allegedly covered claims
◦Judicial rulings in similar litigation involving other companies in the insurance industry
◦Differences in state laws and developing case law
◦Litigation trends, including varying legal theories advanced by policyholders
◦Whether and to what degree any class of policyholders may be certified
◦The inherent unpredictability of litigation
•Unusually high levels of catastrophe losses due to risk concentrations, changes in weather patterns, environmental events, terrorism incidents or other causes
•Increased frequency and/or severity of claims or development of claims that are unforeseen at the time of policy issuance, due to inflationary trends or other causes
•Inadequate estimates, assumptions or reliance on third-party data used for critical accounting estimates
•Declines in overall stock market values negatively affecting the company’s equity portfolio and book value
Cincinnati Financial Corporation Third-Quarter 2021 10-Q

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
◦Significant or prolonged decline in the fair value of a particular security or group of securities and impairment of the asset(s)
◦Significant decline in investment income due to reduced or eliminated dividend payouts from a particular security or group of securities
◦Significant rise in losses from surety and director and officer policies written for financial institutions or other insured entities
•Our inability to integrate Cincinnati Global and its subsidiaries into our ongoing operations, or disruptions to our ongoing operations due to such integration
•Recession or other economic conditions resulting in lower demand for insurance products or increased payment delinquencies
•Difficulties with technology or data security breaches, including cyberattacks, that could negatively affect our or our agents' ability to conduct business; disrupt our relationships with agents, policyholders and others; cause reputational damage, mitigation expenses and data loss and expose us to liability under federal and state laws
•Disruption of the insurance market caused by technology innovations such as driverless cars that could decrease consumer demand for insurance products
•Delays, inadequate data developed internally or from third parties, or performance inadequacies from ongoing development and implementation of underwriting and pricing methods, including telematics and other usage-based insurance methods, or technology projects and enhancements expected to increase our pricing accuracy, underwriting profit and competitiveness
•Increased competition that could result in a significant reduction in the company’s premium volume
•Changing consumer insurance-buying habits and consolidation of independent insurance agencies that could alter our competitive advantages
•Inability to obtain adequate ceded reinsurance on acceptable terms, amount of reinsurance coverage purchased, financial strength of reinsurers and the potential for nonpayment or delay in payment by reinsurers
•Inability to defer policy acquisition costs for any business segment if pricing and loss trends would lead management to conclude that segment could not achieve sustainable profitability
•Inability of our subsidiaries to pay dividends consistent with current or past levels
•Events or conditions that could weaken or harm the company’s relationships with its independent agencies and hamper opportunities to add new agencies, resulting in limitations on the company’s opportunities for growth, such as:
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
Cincinnati Financial Corporation Third-Quarter 2021 10-Q

◦Add assessments for guaranty funds, other insurance‑related assessments or mandatory reinsurance arrangements; or that impair our ability to recover such assessments through future surcharges or other rate changes
◦Increase our provision for federal income taxes due to changes in tax law
◦Increase our other expenses
◦Limit our ability to set fair, adequate and reasonable rates
◦Place us at a disadvantage in the marketplace
◦Restrict our ability to execute our business model, including the way we compensate agents
•Adverse outcomes from litigation or administrative proceedings
•Events or actions, including unauthorized intentional circumvention of controls, that reduce the company’s future ability to maintain effective internal control over financial reporting under the Sarbanes-Oxley Act of 2002
•Unforeseen departure of certain executive officers or other key employees due to retirement, health or other causes that could interrupt progress toward important strategic goals or diminish the effectiveness of certain longstanding relationships with insurance agents and others
•Events, such as an epidemic, natural catastrophe or terrorism, that could hamper our ability to assemble our workforce at our headquarters location or work effectively in a remote environment
Further, the company’s insurance businesses are subject to the effects of changing social, global, economic and regulatory environments. Public and regulatory initiatives have included efforts to adversely influence and restrict premium rates, restrict the ability to cancel policies, impose underwriting standards and expand overall regulation. The company also is subject to public and regulatory initiatives that can affect the market value for its common stock, such as measures affecting corporate financial reporting and governance. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

Cincinnati Financial Corporation Third-Quarter 2021 10-Q

CORPORATE FINANCIAL HIGHLIGHTS
Net Income and Comprehensive Income Data

(Dollars in millions, except per share data)	Three months ended September 30,			Nine months ended September 30,
	2021	2020	% Change	2021	2020	% Change
Earned premiums	$1,669	$1,522	10	$4,806	$4,460	8
Investment income, net of expenses (pretax)	179	167	7	528	498	6
Investment gains and losses, net (pretax)	(70)	533	nm	954	(132)	nm
Total revenues	1,785	2,227	(20)	6,307	4,842	30
Net income	153	484	(68)	1,476	167	nm
Comprehensive income	85	573	(85)	1,370	405	238
Net income per share—diluted	0.94	2.99	(69)	9.07	1.03	nm
Cash dividends declared per share	0.63	0.60	5	1.89	1.80	5
Diluted weighted average shares outstanding	162.9	162.0	1	162.8	162.5	0

Total revenues decreased 20% for the third quarter of 2021, compared with the third quarter of 2020, as a decrease in net investment gains offset increases in earned premiums and investment income. For the first nine months of 2021, compared with the first nine months of 2020, total revenues increased 30%, primarily due to higher earned premiums and net investment gains in 2021 instead of net investment losses in 2020. Premium and investment revenue trends are discussed further in the respective sections of Financial Results.

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

Net income for the third quarter of 2021, compared with the same period in 2020, decreased $331 million, including a decrease of $477 million in after-tax net investment gains that offset increases of $136 million in after-tax property casualty underwriting income and $10 million in after-tax investment income. Catastrophe losses for the third quarter of 2021, mostly weather related, were $31 million lower after taxes and favorably affected both net income and property casualty underwriting income. Life insurance segment results on a pretax basis decreased by $11 million compared with third-quarter 2020.

For the first nine months of 2021, net income increased $1.309 billion, compared with the same period of 2020, including increases of $857 million in after-tax investment gains and losses, $429 million in after-tax property casualty underwriting income and $25 million in after-tax investment income. The property casualty underwriting income increase included a favorable $145 million after-tax effect from lower catastrophe losses. Life insurance segment results decreased by $18 million on a pretax basis.

During the first nine months of 2021, SARS-CoV-2, also known as COVID-19 and recognized as a pandemic by the World Health Organization, continued to cause dampening economic effects in some areas where we operate, while many areas experienced strengthening economic effects due to increased business activity and consumer spending.

We believe the COVID-19 pandemic did not have a significant effect on our premium revenues for the second or third quarters of 2021, while it had a modestly slowing effect on premium growth for the first quarter of the year. Premium growth by segment is discussed below in Financial Results. For future periods, renewal premium or new business premium amounts could decline if the basis for policy premiums, such as sales and payrolls of businesses we insure, decrease as a result of the pandemic and a weakening economy. We are not able to determine premium effects for future periods.

During the first nine months of 2021, changes to our estimates for incurred losses and expenses related to the pandemic included a $2 million increase in Cincinnati Re® losses and a $5 million decrease in ultimate credit losses related to uncollectible premiums. For full-year 2020, pandemic-related incurred losses and expenses totaled $85 million. The total included $30 million for legal expenses in defense of business interruption claims, $19 million for
Cincinnati Financial Corporation Third-Quarter 2021 10-Q

Cincinnati Re losses, $12 million for Cincinnati Global Underwriting Ltd.SM (Cincinnati Global) losses, $8 million for credit losses related to uncollectible premiums and $16 million for the Stay-at-Home policyholder credit for personal auto policies.

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

The board of directors is committed to rewarding shareholders directly through cash dividends and through share repurchase authorizations. Through 2020, the company had increased the annual cash dividend rate for 60 consecutive years, a record we believe is matched by only seven other U.S. publicly traded companies. In January 2021, the board of directors increased the regular quarterly dividend to 63 cents per share, setting the stage for our 61st consecutive year of increasing cash dividends. During the first nine months of 2021, cash dividends declared by the company increased 5% compared with the same period of 2020. Our board regularly evaluates relevant factors in decisions related to dividends and share repurchases. The 2021 dividend increase reflected our strong earnings performance and signaled management's and the board's positive outlook and confidence in our outstanding capital, liquidity and financial flexibility.

Cincinnati Financial Corporation Third-Quarter 2021 10-Q

Balance Sheet Data and Performance Measures

(Dollars in millions, except share data)	At September 30,	At December 31,
	2021	2020
Total investments	$23,213	$21,542
Total assets	29,907	27,542
Short-term debt	59	54
Long-term debt	789	788
Shareholders' equity	11,841	10,789
Book value per share	73.49	67.04
Debt-to-total-capital ratio	6.7%	7.2%

Total assets at September 30, 2021, increased 9% compared with year-end 2020, and included an 8% increase in total investments that reflected a combination of net purchases and higher fair values for many securities in our portfolio. Shareholders' equity increased 10% and book value per share also increased 10% during the first nine months of 2021. Our debt-to-total-capital ratio (capital is the sum of debt plus shareholders' equity) decreased compared with year-end 2020.

Our value creation ratio is our primary performance metric. That ratio was 12.4% for the first nine months of 2021, and was significantly higher than the same period in 2020, reflecting both higher net income before investment gains and a higher amount of overall net gains from our investment portfolio. The $6.45 increase in book value per share during the first nine months of 2021 contributed 9.6 percentage points to the value creation ratio, while dividends declared at $1.89 per share contributed 2.8 points. Value creation ratios by major components and in total, along with calculations from per-share amounts, are shown in the tables below.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Value creation ratio major components:
Net income before investment gains	1.8%	0.7%	6.7%	2.8%
Change in fixed-maturity securities, realized and unrealized gains	(0.5)	1.0	(1.0)	1.8
Change in equity securities, investment gains	(0.7)	4.5	6.4	(0.5)
Other	0.1	0.1	0.3	(1.1)
Value creation ratio	0.7%	6.3%	12.4%	3.0%

Cincinnati Financial Corporation Third-Quarter 2021 10-Q

(Dollars are per share)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Value creation ratio:
End of period book value*	$73.49	$60.57	$73.49	$60.57
Less beginning of period book value	73.57	57.56	67.04	60.55
Change in book value	(0.08)	3.01	6.45	0.02
Dividend declared to shareholders	0.63	0.60	1.89	1.80
Total value creation	$0.55	$3.61	$8.34	$1.82

Value creation ratio from change in book value**	(0.1)%	5.2%	9.6%	0.0%
Value creation ratio from dividends declared to shareholders***	0.8	1.1	2.8	3.0
Value creation ratio	0.7%	6.3%	12.4%	3.0%

* Book value per share is calculated by dividing end of period total shareholders' equity by end of period shares outstanding
** Change in book value divided by the beginning of period book value
*** Dividend declared to shareholders divided by beginning of period book value

DRIVERS OF LONG-TERM VALUE CREATION
Operating through The Cincinnati Insurance Company, Cincinnati Financial Corporation is one of the 25 largest property casualty insurers in the nation, based on 2020 net written premiums for approximately 2,000 U.S. stock and mutual insurer groups. We market our insurance products through a select group of independent insurance agencies as discussed in our 2020 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 5. At September 30, 2021, we actively marketed through agencies located in 45 states. We maintain a long-term perspective that guides us in addressing immediate challenges or opportunities while focusing on the major decisions that best position our company for success through all market cycles.

To measure our long-term progress in creating shareholder value, our value creation ratio is our primary financial performance target. As discussed in our 2020 Annual Report on Form 10-K, Item 7, Executive Summary, Page 50, management believes this measure is a meaningful indicator of our long-term progress in creating shareholder value and has three primary performance drivers:

•Premium growth – We believe our agency relationships and initiatives can lead to a property casualty written premium growth rate over any five-year period that exceeds the industry average. For the first nine months of 2021, our consolidated property casualty net written premium year-over-year growth was 11%, comparing favorably with the industry's 7% growth rate reported by A.M. Best for the first six months of 2021. For the five-year period 2016 through 2020, our growth rate exceeded that of the industry. The industry's growth rate excludes its mortgage and financial guaranty lines of business.
•Combined ratio – We believe our underwriting philosophy and initiatives can generate a GAAP combined ratio over any five-year period that is consistently within the range of 95% to 100%. For the first nine months of 2021, our GAAP combined ratio was 89.8%, including 10.7 percentage points of current accident year catastrophe losses partially offset by 7.2 percentage points of favorable loss reserve development on prior accident years. Our statutory combined ratio was 89.0% for the first nine months of 2021, comparing favorably with the industry's 96.9% reported by A.M. Best for the first six months of 2021. The industry's ratio again excludes its mortgage and financial guaranty lines of business.
•Investment contribution – We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year return of the Standard & Poor's 500 Index. For the first nine months of 2021, pretax investment income was $528 million, up 6% compared with the same period in 2020. We believe our investment portfolio mix provides an appropriate balance of income stability and growth with capital appreciation potential.

Cincinnati Financial Corporation Third-Quarter 2021 10-Q

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
We continue to appoint new agencies to develop additional points of distribution. During the first nine months of 2021, we appointed 122 new agencies that offer most or all of our property casualty insurance products.
As of September 30, 2021, a total of 1,904 agency relationships market our property casualty insurance products from 2,687 reporting locations. The totals do not include Lloyd's brokers or coverholders that source business for Cincinnati Global.

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

At September 30, 2021, we held $4.461 billion of our cash and cash equivalents and invested assets at the parent-company level, of which $4.072 billion, or 91.3%, was invested in common stocks, and $156 million, or 3.5%, was cash or cash equivalents. Our debt-to-total-capital ratio was 6.7% at September 30, 2021. Another important indicator of financial strength is our ratio of property casualty net written premiums to statutory surplus, which was 0.9-to-1 for the 12 months ended September 30, 2021, compared with 1.0-to-1 at year-end 2020.

Cincinnati Financial Corporation Third-Quarter 2021 10-Q

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

At October 26, 2021, our insurance subsidiaries continued to be highly rated.

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
Cincinnati Financial Corporation Third-Quarter 2021 10-Q

CONSOLIDATED PROPERTY CASUALTY INSURANCE HIGHLIGHTS
Consolidated property casualty insurance results include premiums and expenses for our standard market insurance segments (commercial lines and personal lines), our excess and surplus lines segment, Cincinnati Re and our London-based global specialty underwriter Cincinnati Global.

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2021	2020	% Change	2021	2020	% Change
Earned premiums	$1,596	$1,450	10	$4,585	$4,242	8
Fee revenues	3	2	50	8	7	14
Total revenues	1,599	1,452	10	4,593	4,249	8
Loss and loss expenses from:
Current accident year before catastrophe losses	872	807	8	2,583	2,456	5
Current accident year catastrophe losses	218	275	(21)	489	643	(24)
Prior accident years before catastrophe losses	(112)	(3)	nm	(282)	(72)	(292)
Prior accident years catastrophe losses	10	(8)	nm	(49)	(19)	(158)
Loss and loss expenses	988	1,071	(8)	2,741	3,008	(9)
Underwriting expenses	490	432	13	1,377	1,309	5
Underwriting profit (loss)	$121	$(51)	nm	$475	$(68)	nm

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	54.7%	55.7%	(1.0)	56.3%	57.9%	(1.6)
Current accident year catastrophe losses	13.6	18.9	(5.3)	10.7	15.1	(4.4)
Prior accident years before catastrophe losses	(7.0)	(0.2)	(6.8)	(6.1)	(1.7)	(4.4)
Prior accident years catastrophe losses	0.6	(0.6)	1.2	(1.1)	(0.4)	(0.7)
Loss and loss expenses	61.9	73.8	(11.9)	59.8	70.9	(11.1)
Underwriting expenses	30.7	29.8	0.9	30.0	30.9	(0.9)
Combined ratio	92.6%	103.6%	(11.0)	89.8%	101.8%	(12.0)

Combined ratio	92.6%	103.6%	(11.0)	89.8%	101.8%	(12.0)
Contribution from catastrophe losses and prior years reserve development	7.2	18.1	(10.9)	3.5	13.0	(9.5)
Combined ratio before catastrophe losses and prior years reserve development	85.4%	85.5%	(0.1)	86.3%	88.8%	(2.5)

We believe the COVID-19 pandemic did not have a significant effect on our consolidated property casualty premium revenues for the third or second quarters of 2021, while it had a modestly slowing effect on premium growth for the first quarter of 2021. The pandemic and a weakened economy reduced premium volume during the first quarter of 2021 and the second and third quarters of last year. A strengthening economy in 2021 contributed to premium growth for the third quarter and first nine months of 2021, compared with the same periods a year ago.

Consolidated property casualty net written premiums grew 10% for the third quarter of 2021. For the first nine months of 2021, compared with the same period of 2020, consolidated property casualty net written premiums grew 11%, including a contribution of 3% from Cincinnati Re.

Consolidated property casualty new business written premiums increased 22% and 12% for the third quarter and first nine months of 2021, compared with the same periods of 2020. For policies that renewed during the first nine months of 2021, higher average pricing also contributed to premium growth. Regardless of pricing changes, new business and renewal premium amounts could decline if the exposure basis for policy premiums, such as sales and payrolls of businesses we insure, decrease as a result of a weakened economy.

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
Cincinnati Financial Corporation Third-Quarter 2021 10-Q

or legal expenses that occur independent of changes in mileage, sales or payrolls of businesses we insure, due to pandemic effects or other factors.

Our consolidated property casualty insurance operations generated an underwriting profit of $121 million for the third quarter of 2021 and $475 million for the first nine months of 2021. The increases of $172 million and $543 million, respectively, compared with the same periods of 2020, included favorable decreases of $39 million and $184 million in losses from catastrophes, mostly caused by severe weather. We believe future property casualty underwriting results will continue to benefit from price increases and our ongoing initiatives to improve pricing precision and loss experience related to claims and loss control practices.
For all property casualty lines of business in aggregate, net loss and loss expense reserves at September 30, 2021, were $504 million, or 8%, higher than at year-end 2020, including an increase of $299 million for the IBNR portion.

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

Our consolidated property casualty combined ratio for the third quarter of 2021 improved by 11.0 percentage points, compared with the same period of 2020, including a decrease of 4.1 points from lower catastrophe losses and loss expenses. For the first nine months of 2021, compared with the 2020 nine-month period, our combined ratio improved by 12.0 percentage points, including a decrease of 5.1 points from lower catastrophe losses and loss expenses.
The combined ratio can be affected significantly by natural catastrophe losses and other large losses as discussed in detail below. The combined ratio can also be affected by updated estimates of loss and loss expense reserves established for claims that occurred in prior periods, referred to as prior accident years. Net favorable development on prior accident year reserves, including reserves for catastrophe losses, benefited the combined ratio by 7.2 percentage points in the first nine months of 2021, compared with 2.1 percentage points in the same period of 2020. Net favorable development is discussed in further detail in Financial Results by property casualty insurance segment.

The ratio for current accident year loss and loss expenses before catastrophe losses improved in the first nine months of 2021. That 56.3% ratio was 1.6 percentage points lower, compared with the 57.9% accident year 2020 ratio measured as of September 30, 2020, including an increase of 0.2 points in the ratio for large losses of $1 million or more per claim, discussed below.

The underwriting expense ratio increased for the third quarter of 2021, compared with the same period a year ago, primarily due to an increase in profit-sharing commissions for agencies. The underwriting expense ratio decreased for the first nine months of 2021, compared with the same period a year ago. The nine-month decrease reflected the second-quarter 2020 $16 million Stay-at-Home policyholder credit for personal auto policies, in addition to ongoing expense management efforts and higher earned premiums.
Cincinnati Financial Corporation Third-Quarter 2021 10-Q

Consolidated Property Casualty Insurance Premiums

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2021	2020	% Change	2021	2020	% Change
Agency renewal written premiums	$1,244	$1,153	8	$3,853	$3,595	7
Agency new business written premiums	230	189	22	685	614	12
Other written premiums	64	51	25	407	261	56
Net written premiums	1,538	1,393	10	4,945	4,470	11
Unearned premium change	58	57	2	(360)	(228)	(58)
Earned premiums	$1,596	$1,450	10	$4,585	$4,242	8

The trends in net written premiums and earned premiums summarized in the table above include the effects of price increases. Price change trends that heavily influence renewal written premium increases or decreases, along with other premium growth drivers for 2021, are discussed in more detail by segment below in Financial Results.

Consolidated property casualty net written premiums for the three and nine months ended September 30, 2021, grew $145 million and $475 million compared with the same periods of 2020. Our premium growth initiatives from prior years have provided an ongoing favorable effect on growth during the current year, particularly as newer agency relationships mature over time.

Consolidated property casualty agency new business written premiums increased by $41 million and $71 million for the third quarter and first nine months of 2021, compared with the same periods of 2020. New agency appointments during 2020 and 2021 produced a $38 million increase in standard lines new business for the first nine months of 2021 compared with the same period of 2020. As we appoint new agencies that choose to move accounts to us, we report these accounts as new business. While this business is new to us, in many cases it is not new to the agent. We believe these seasoned accounts tend to be priced more accurately than business that may be less familiar to our agent upon obtaining it from a competing agent.

Net written premiums for Cincinnati Re, included in other written premiums, increased by $3 million and $147 million for the three and nine months ended September 30, 2021, compared with the same periods of 2020, to $57 million and $389 million, respectively. Cincinnati Re assumes risks through reinsurance treaties and in some cases cedes part of the risk and related premiums to one or more unaffiliated reinsurance companies through transactions known as retrocessions.

Cincinnati Global is also included in other written premiums. Net written premiums increased, by $9 million and $6 million, for the three and nine months ended September 30, 2021, compared with the same periods of 2020, to $47 million and $135 million, respectively.

Other written premiums also include premiums ceded to reinsurers as part of our reinsurance ceded program. An increase in ceded premiums decreased net written premiums by $1 million and $9 million for the third quarter and first nine months of 2021, compared with the same periods of 2020.

Catastrophe losses and loss expenses typically have a material effect on property casualty results and can vary significantly from period to period. Losses from catastrophes contributed 14.2 and 9.6 percentage points to the combined ratio in the third quarter and first nine months of 2021, compared with 18.3 and 14.7 percentage points in the same periods of 2020.

The reinsurance program for Cincinnati Re that was effective June 1, 2021, provided a recovery based on Hurricane Ida losses estimated as of September 30, 2021. The estimated recovery from the program was $18 million, with a net incurred loss of $80 million for Cincinnati Re in the third quarter of 2021, excluding the benefit of reinstatement premiums estimated at approximately $11 million. Before any recoveries, the program included property catastrophe excess of loss coverage with an annual total available aggregate limit of $48 million in excess of $80 million per loss.

Cincinnati Financial Corporation Third-Quarter 2021 10-Q

The following table shows consolidated property casualty insurance catastrophe losses and loss expenses incurred, net of reinsurance, as well as the effect of loss development on prior period catastrophe events. We individually list declared catastrophe events for which our incurred losses reached or exceeded $10 million.

Consolidated Property Casualty Insurance Catastrophe Losses and Loss Expenses Incurred

(Dollars in millions, net of reinsurance)		Three months ended September 30,					Nine months ended September 30,
		Comm.	Pers.	E&S			Comm.	Pers.	E&S
Dates	Region	lines	lines	lines	Other	Total	lines	lines	lines	Other	Total
2021
Feb. 12-15	South, West	$(1)	$—	$—	$(10)	$(11)	$9	$5	$—	$37	$51
Feb. 16-20	Midwest, Northeast, South	(3)	(3)	—	(2)	(8)	21	30	1	9	61
Mar. 24-26	Midwest, Northeast, South	(1)	(1)	—	—	(2)	12	18	—	—	30
Mar. 27-29	Midwest, Northeast, South	1	(1)	—	—	—	4	8	—	—	12
May 3-4	South	(2)	—	—	—	(2)	9	4	—	—	13
Jun. 17-20	Midwest	6	2	—	—	8	12	16	—	—	28
Jun. 24 - Jul. 1	Midwest, Northeast, South, West	3	6	—	—	9	5	12	—	—	17
Aug. 10 - 13	Midwest, Northeast, South	6	9	—	—	15	6	9	—	—	15
Aug. 29 - Sep. 2	Northeast, South (Ida)	18	42	—	109	169	18	42	—	109	169
All other 2021 catastrophes		10	24	1	5	40	34	53	1	5	93
Development on 2020 and prior catastrophes		(5)	—	—	15	10	(32)	(4)	—	(13)	(49)
Calendar year incurred total		$32	$78	$1	$117	$228	$98	$193	$2	$147	$440

2020
Jan. 10-12	Midwest, Northeast, South	$—	$—	$—	$—	$—	$6	$5	$—	$—	$11
Feb. 5-8	Northeast, South	—	—	—	—	—	10	5	—	—	15
Mar. 2-4	Midwest, South	(3)	—	—	—	(3)	61	8	—	5	74
Mar. 27-30	Midwest, Northeast, South	—	1	—	—	1	23	14	—	—	37
Apr. 7-9	Midwest, Northeast, South	2	4	—	—	6	29	29	—	—	58
Apr. 10-14	Midwest, Northeast, South	—	—	—	—	—	23	27	—	—	50
May 4-5	Midwest, South	1	—	—	—	1	23	5	—	—	28
May 26 - Jun. 8	Midwest, Northeast, South, West	(1)	—	—	—	(1)	18	—	1	8	27
Jul. 10-12	Midwest, South	14	14	—	—	28	14	14	—	—	28
Jul. 30 - Aug. 5	International, South, Northeast	6	21	—	—	27	6	21	—	—	27
Aug. 8-11	Midwest	84	19	—	—	103	84	19	—	—	103
Aug. 26-28	South (Laura)	2	2	—	42	46	2	2	—	42	46
Sep. 7-16	West	12	3	—	—	15	12	3	—	—	15
Sep. 14-18	South (Sally)	6	8	—	14	28	6	8	—	14	28
All other 2020 catastrophes		5	14	1	4	24	26	61	3	6	96
Development on 2019 and prior catastrophes		1	(3)	—	(6)	(8)	(8)	(8)	—	(3)	(19)
Calendar year incurred total		$129	$83	$1	$54	$267	$335	$213	$4	$72	$624

Cincinnati Financial Corporation Third-Quarter 2021 10-Q

The following table includes data for losses incurred of $1 million or more per claim, net of reinsurance.

Consolidated Property Casualty Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended September 30,			Nine months ended September 30,
	2021	2020	% Change	2021	2020	% Change
Current accident year losses greater than $5 million	$14	$21	(33)	$57	$40	43
Current accident year losses $1 million - $5 million	72	46	57	154	149	3
Large loss prior accident year reserve development	30	(3)	nm	67	30	123
Total large losses incurred	116	64	81	278	219	27
Losses incurred but not reported	(13)	38	nm	52	251	(79)
Other losses excluding catastrophe losses	514	550	(7)	1,542	1,455	6
Catastrophe losses	215	261	(18)	421	611	(31)
Total losses incurred	$832	$913	(9)	$2,293	$2,536	(10)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	0.9%	1.5%	(0.6)	1.2%	0.9%	0.3
Current accident year losses $1 million - $5 million	4.5	3.2	1.3	3.4	3.5	(0.1)
Large loss prior accident year reserve development	1.9	(0.3)	2.2	1.5	0.8	0.7
Total large loss ratio	7.3	4.4	2.9	6.1	5.2	0.9
Losses incurred but not reported	(0.8)	2.6	(3.4)	1.1	5.9	(4.8)
Other losses excluding catastrophe losses	32.2	38.0	(5.8)	33.6	34.3	(0.7)
Catastrophe losses	13.4	18.0	(4.6)	9.2	14.4	(5.2)
Total loss ratio	52.1%	63.0%	(10.9)	50.0%	59.8%	(9.8)

We believe the inherent variability of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the variability in addition to general inflationary trends in loss costs. Our analysis continues to indicate no unexpected concentration of large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The third-quarter 2021 property casualty total large losses incurred of $116 million, net of reinsurance, were higher than the $74 million quarterly average during full-year 2020 and the $64 million experienced for the third quarter of 2020. The ratio for these large losses was 2.9 percentage points higher compared with last year's third quarter. The third-quarter 2021 amount of total large losses incurred unfavorably contributed to the increase in the nine-month 2021 total large loss ratio, compared with 2020, as it offset a first-half 2021 ratio that was 0.2 points lower than the first half of 2020. We believe results for the three- and nine-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million. Losses by size are discussed in further detail in results of operations by property casualty insurance segment.
FINANCIAL RESULTS
Consolidated results reflect the operating results of each of our five segments along with the parent company, Cincinnati Re, Cincinnati Global and other activities reported as "Other." The five segments are:
•Commercial lines insurance
•Personal lines insurance
•Excess and surplus lines insurance
•Life insurance
•Investments

Cincinnati Financial Corporation Third-Quarter 2021 10-Q

COMMERCIAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2021	2020	% Change	2021	2020	% Change
Earned premiums	$930	$865	8	$2,727	$2,598	5
Fee revenues	1	1	0	3	3	0
Total revenues	931	866	8	2,730	2,601	5
Loss and loss expenses from:
Current accident year before catastrophe losses	521	500	4	1,580	1,540	3
Current accident year catastrophe losses	37	128	(71)	130	343	(62)
Prior accident years before catastrophe losses	(102)	(9)	nm	(244)	(51)	(378)
Prior accident years catastrophe losses	(5)	1	nm	(32)	(8)	(300)
Loss and loss expenses	451	620	(27)	1,434	1,824	(21)
Underwriting expenses	298	266	12	839	809	4
Underwriting profit (loss)	$182	$(20)	nm	$457	$(32)	nm

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	56.1%	57.8%	(1.7)	57.9%	59.2%	(1.3)
Current accident year catastrophe losses	3.9	14.7	(10.8)	4.8	13.2	(8.4)
Prior accident years before catastrophe losses	(10.9)	(1.0)	(9.9)	(8.9)	(1.9)	(7.0)
Prior accident years catastrophe losses	(0.6)	0.1	(0.7)	(1.2)	(0.3)	(0.9)
Loss and loss expenses	48.5	71.6	(23.1)	52.6	70.2	(17.6)
Underwriting expenses	32.1	30.8	1.3	30.8	31.1	(0.3)
Combined ratio	80.6%	102.4%	(21.8)	83.4%	101.3%	(17.9)

Combined ratio	80.6%	102.4%	(21.8)	83.4%	101.3%	(17.9)
Contribution from catastrophe losses and prior years reserve development	(7.6)	13.8	(21.4)	(5.3)	11.0	(16.3)
Combined ratio before catastrophe losses and prior years reserve development	88.2%	88.6%	(0.4)	88.7%	90.3%	(1.6)

Overview
Commercial lines insurance segment earned premiums grew 8% for the third quarter and 5% for the first nine months of 2021, exceeding the 3% full-year 2019 earned premiums growth rate recorded prior to the COVID-19 pandemic. The pandemic and a weakened economy reduced premium volume during the first quarter of 2021 and the second and third quarters of last year. A strengthening economy in 2021 contributed to net written premium growth for the third quarter and first nine months of 2021, compared with the same periods a year ago.
Net written premiums grew 10% for the third quarter of 2021 and 7% for the first nine months of 2021, compared with the same periods of 2020. New business written premiums increased 27% for the third quarter of 2021 and 8% for the first nine months of 2021. New business and renewal premium amounts could decline if the exposure basis for policy premiums, such as sales and payrolls of businesses we insure, decrease as a result of a weakened economy.

Loss experience for our insurance operations is influenced by many factors, including lower catastrophe losses that contributed to lower overall commercial lines losses for the first nine months of 2021. Loss experience before catastrophe effects for our commercial lines insurance segment continued to improve during the first nine months of 2021. The main driver of the improvement was the ratio for reserve development on prior accident years before catastrophe losses. For future periods, factors that reduce exposure to certain insurance losses, such as fewer vehicular miles driven or reduced sales results and payrolls for businesses, could cause a reduction in future losses that generally correspond to reduced premiums. However, there could be losses or legal expenses that occur independent of changes in mileage, sales or payrolls of businesses we insure, due to pandemic effects or other factors.
Cincinnati Financial Corporation Third-Quarter 2021 10-Q

Performance highlights for the commercial lines segment include:
•Premiums – Earned premiums and net written premiums for the commercial lines segment rose during the third quarter and first nine months of 2021, compared with the same periods a year ago, primarily due to renewal written premium growth that continued to include higher average pricing. The table below analyzes the primary components of premiums. We continue to use predictive analytics tools to improve pricing precision and segmentation while leveraging our local relationships with agents through the efforts of our teams that work closely with them. We seek to maintain appropriate pricing discipline for both new and renewal business as our agents and underwriters assess account quality to make careful decisions on a policy-by-policy basis whether to write or renew a policy.
Agency renewal written premiums increased by 7% for both the third quarter and the first nine months of 2021, compared with the same periods of 2020. During the third quarter of 2021, our overall standard commercial lines policies averaged estimated renewal price increases at percentages near the low end of the mid-single-digit range. We continue to segment commercial lines policies, emphasizing identification and retention of those we believe have relatively stronger pricing. Conversely, we have been seeking stricter renewal terms and conditions on policies we believe have relatively weaker pricing, thus retaining fewer of those policies. We measure average changes in commercial lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for the respective policies.
Our average overall commercial lines renewal pricing change includes the impact of flat pricing for certain coverages within package policies written for a three-year term that were in force but did not expire during the period being measured. Therefore, our reported change in average commercial lines renewal pricing reflects a blend of three-year policies that did not expire and other policies that did expire during the measurement period. For commercial lines policies that did expire and were then renewed during the third quarter of 2021, we estimate that our average percentage price increases were as follows: commercial property near the high end of the mid-single-digit range, commercial auto in the mid-single-digit range and commercial casualty in the mid-single-digit range. The estimated average percentage price change for workers' compensation was a decrease near the high end of the low-single-digit range.
Renewal premiums for certain policies, primarily our commercial casualty and workers' compensation lines of business, include the results of policy audits that adjust initial premium amounts based on differences between estimated and actual sales or payroll related to a specific policy. Audits completed during the first nine months of 2021 contributed $31 million to net written premiums, compared with $43 million for the same period of 2020.
New business written premiums for commercial lines increased by $31 million for the third quarter and $34 million for the first nine months of 2021, compared with the same periods of 2020. Trend analysis for year-over-year comparisons of individual quarters is more difficult to assess for commercial lines new business written premiums, due to inherent variability. That variability is often driven by larger policies with annual premiums greater than $100,000.
Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. For our commercial lines insurance segment, an increase in ceded premiums decreased net written premiums by $1 million and $6 million for the third quarter and first nine months of 2021, compared with the same periods of 2020.

Commercial Lines Insurance Premiums

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2021	2020	% Change	2021	2020	% Change
Agency renewal written premiums	$775	$727	7	$2,525	$2,363	7
Agency new business written premiums	145	114	27	436	402	8
Other written premiums	(25)	(27)	7	(70)	(71)	1
Net written premiums	895	814	10	2,891	2,694	7
Unearned premium change	35	51	(31)	(164)	(96)	(71)
Earned premiums	$930	$865	8	$2,727	$2,598	5

Cincinnati Financial Corporation Third-Quarter 2021 10-Q

•Combined ratio – The commercial lines combined ratio for the third quarter of 2021 improved by 21.8 percentage points, compared with third-quarter 2020, including a decrease of 11.5 points in losses from catastrophes. For the first nine months of 2021, the combined ratio improved by 17.9 percentage points, compared with the same period a year ago, including a decrease of 9.3 points in losses from catastrophes. Underwriting results continued to reflect better loss experience for the current accident year and a higher level of favorable reserve development on prior accident years.
The ratio for current accident year loss and loss expenses before catastrophe losses for commercial lines improved in the first nine months of 2021. That 57.9% ratio was 1.3 percentage points lower, compared with the 59.2% accident year 2020 ratio measured as of September 30, 2020, including an increase of 0.5 percentage points in the ratio for large losses of $1 million or more per claim, discussed below.
Catastrophe losses and loss expenses accounted for 3.3 and 3.6 percentage points of the combined ratio for the third quarter and first nine months of 2021, compared with 14.8 and 12.9 percentage points for the same periods a year ago. Through 2020, the 10-year annual average for that catastrophe measure for the commercial lines segment was 6.2 percentage points, and the five-year annual average was 6.6 percentage points.
The net effect of reserve development on prior accident years during the third quarter and first nine months of 2021 was favorable for commercial lines overall by $107 million and $276 million, compared with $8 million and $59 million for the same periods in 2020. For the first nine months of 2021, our commercial casualty, commercial property and workers' compensation lines of business were the main contributors to the commercial lines net favorable reserve development on prior accident years. The net favorable reserve development recognized during the first nine months of 2021 for our commercial lines insurance segment was primarily for accident years 2018 through 2020 and was primarily due to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2020 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 56.
The commercial lines underwriting expense ratio increased for the third quarter of 2021, compared with the same period a year ago, primarily due to an increase in profit-sharing commissions for agencies. The underwriting expense ratio decreased for the first nine months of 2021, compared with the same period a year ago. The nine-month decrease was primarily due to lower levels of uncollectible premiums, in addition to ongoing expense management efforts and higher earned premiums.

Commercial Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended September 30,			Nine months ended September 30,
	2021	2020	% Change	2021	2020	% Change
Current accident year losses greater than $5 million	$4	$21	(81)	$47	$40	18
Current accident year losses $1 million - $5 million	60	20	200	115	100	15
Large loss prior accident year reserve development	29	(1)	nm	69	27	156
Total large losses incurred	93	40	133	231	167	38
Losses incurred but not reported	(35)	60	nm	(30)	190	nm
Other losses excluding catastrophe losses	270	287	(6)	857	817	5
Catastrophe losses	30	125	(76)	92	327	(72)
Total losses incurred	$358	$512	(30)	$1,150	$1,501	(23)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	0.5%	2.5%	(2.0)	1.7%	1.5%	0.2
Current accident year losses $1 million - $5 million	6.5	2.3	4.2	4.2	3.9	0.3
Large loss prior accident year reserve development	3.1	(0.2)	3.3	2.6	1.0	1.6
Total large loss ratio	10.1	4.6	5.5	8.5	6.4	2.1
Losses incurred but not reported	(3.7)	6.9	(10.6)	(1.1)	7.3	(8.4)
Other losses excluding catastrophe losses	29.0	33.1	(4.1)	31.4	31.5	(0.1)
Catastrophe losses	3.1	14.5	(11.4)	3.4	12.6	(9.2)
Total loss ratio	38.5%	59.1%	(20.6)	42.2%	57.8%	(15.6)

Cincinnati Financial Corporation Third-Quarter 2021 10-Q

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The third-quarter 2021 commercial lines total large losses incurred of $93 million, net of reinsurance, were higher than the quarterly average of $55 million during full-year 2020 and the $40 million of total large losses incurred for the third quarter of 2020. The increase in commercial lines large losses for the first nine months of 2021 was primarily due to our commercial casualty line of business. The third-quarter 2021 ratio for commercial lines total large losses was 5.5 percentage points higher than last year's third-quarter ratio. The third-quarter 2021 amount of total large losses incurred unfavorably contributed to the increase in the nine-month 2021 total large loss ratio, compared with 2020, in addition to a first-half 2021 ratio that was 0.4 points higher than the first half of 2020. We believe results for the three-and nine- month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation Third-Quarter 2021 10-Q

PERSONAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2021	2020	% Change	2021	2020	% Change
Earned premiums	$388	$367	6	$1,146	$1,090	5
Fee revenues	1	1	0	3	3	0
Total revenues	389	368	6	1,149	1,093	5
Loss and loss expenses from:
Current accident year before catastrophe losses	206	179	15	633	589	7
Current accident year catastrophe losses	78	86	(9)	197	221	(11)
Prior accident years before catastrophe losses	(3)	3	nm	(31)	(20)	(55)
Prior accident years catastrophe losses	—	(3)	100	(4)	(8)	50
Loss and loss expenses	281	265	6	795	782	2
Underwriting expenses	118	105	12	338	335	1
Underwriting profit (loss)	$(10)	$(2)	(400)	$16	$(24)	nm

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	53.1%	48.5%	4.6	55.2%	54.0%	1.2
Current accident year catastrophe losses	20.1	23.3	(3.2)	17.2	20.2	(3.0)
Prior accident years before catastrophe losses	(0.7)	0.9	(1.6)	(2.7)	(1.8)	(0.9)
Prior accident years catastrophe losses	(0.1)	(0.8)	0.7	(0.4)	(0.7)	0.3
Loss and loss expenses	72.4	71.9	0.5	69.3	71.7	(2.4)
Underwriting expenses	30.3	28.8	1.5	29.5	30.8	(1.3)
Combined ratio	102.7%	100.7%	2.0	98.8%	102.5%	(3.7)

Combined ratio	102.7%	100.7%	2.0	98.8%	102.5%	(3.7)
Contribution from catastrophe losses and prior years reserve development	19.3	23.4	(4.1)	14.1	17.7	(3.6)
Combined ratio before catastrophe losses and prior years reserve development	83.4%	77.3%	6.1	84.7%	84.8%	(0.1)

Overview
The COVID-19 pandemic did not have a significant effect on our personal lines insurance segment premiums for the third quarter or first nine months of 2021, as net written premiums grew 7% for the quarter and 5% for the nine-month period, compared with the same periods of 2020. Loss experience for our insurance operations is influenced by many factors. For the third quarter and first nine months of 2021, loss experience for our personal auto line of business drove the increase in the personal lines insurance segment loss and loss expenses for the current accident year before catastrophe effects, compared with the 2020 periods. Reduced driving in 2020 related to the pandemic contributed to a reduction in reported claims, while driving patterns in 2021 have been moving towards pre-pandemic levels. Because of factors that reduce exposure to certain insurance losses, there could be a reduction in future losses that generally corresponds to reduced premiums. However, there could be losses or legal expenses that occur independent of changes in miles driven for autos we insure, due to pandemic effects or other factors.

Performance highlights for the personal lines segment include:
•Premiums – Personal lines earned premiums and net written premiums continued to grow during the third quarter and first nine months of 2021, reflecting increased new business and renewal written premiums that included higher average pricing. Personal lines net written premiums from high net worth policies totaled approximately $180 million and $490 million for the third quarter and first nine months of 2021, compared with $141 million and $387 million for the same periods of 2020. The table below analyzes the primary components of premiums.
Agency renewal written premiums increased 7% for the third quarter and 4% for the first nine months of 2021, reflecting rate increases in selected states and other factors such as changes in policy deductibles or mix of
Cincinnati Financial Corporation Third-Quarter 2021 10-Q

business. We estimate that premium rates for our personal auto line of business increased at average percentages near the high end of the low-single-digit range during the first nine months of 2021. For our homeowner line of business, we estimate that premium rates for the first nine months of 2021 increased at average percentages in the mid-single-digit range. For both our personal auto and homeowner lines of business, some individual policies experienced lower or higher rate changes based on each risk's specific characteristics and enhanced pricing precision enabled by predictive models.
Personal lines new business written premiums increased 4% for the third quarter and 18% for the first nine months of 2021, compared with the same periods of 2020. We believe underwriting and pricing discipline was maintained in recent quarters, and growth was enhanced by expanded use of enhanced pricing precision tools, including excess and surplus lines homeowner policies we began offering in early 2020.
Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. For our personal lines insurance segment, an increase in ceded premiums decreased net written premiums by $1 million and $3 million for the third quarter and first nine months of 2021, compared with the same periods of 2020.

We continue to implement strategies discussed in our 2020 Annual Report on Form 10-K, Item 1, Strategic Initiatives, Page 15, to enhance our responsiveness to marketplace changes and to help achieve our long-term objectives for personal lines growth and profitability.
Personal Lines Insurance Premiums

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2021	2020	% Change	2021	2020	% Change
Agency renewal written premiums	$393	$366	7	$1,092	$1,047	4
Agency new business written premiums	53	51	4	152	129	18
Other written premiums	(11)	(10)	(10)	(32)	(27)	(19)
Net written premiums	435	407	7	1,212	1,149	5
Unearned premium change	(47)	(40)	(18)	(66)	(59)	(12)
Earned premiums	$388	$367	6	$1,146	$1,090	5

•Combined ratio – Our personal lines combined ratio for the third quarter of 2021 increased by 2.0 percentage points, compared with third-quarter 2020, as higher current accident year loss and loss expenses before catastrophe losses offset a decrease of 2.5 points in losses from catastrophes. For the first nine months of 2021, the combined ratio improved by 3.7 percentage points, compared with the same period a year ago, including a decrease of 2.7 points in losses from catastrophes.
The ratio for current accident year loss and loss expenses before catastrophe losses for personal lines increased in the first nine months of 2021. That 55.2% ratio was 1.2 percentage points higher, compared with the 54.0% accident year 2020 ratio measured as of September 30, 2020, including a decrease of 0.2 percentage points in the ratio for large losses of $1 million or more per claim, discussed below.
Catastrophe losses and loss expenses accounted for 20.0 and 16.8 percentage points of the combined ratio for the third quarter and first nine months of 2021, compared with 22.5 and 19.5 percentage points for the same periods a year ago. The 10-year annual average catastrophe loss ratio for the personal lines segment through 2020 was 11.2 percentage points, and the five-year annual average was 11.1 percentage points.
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
The net effect of reserve development on prior accident years during the third quarter and first nine months of 2021 was favorable for personal lines overall by $3 million and $35 million, compared with less than $1 million of unfavorable development for third-quarter 2020 and $28 million of favorable development for the first nine months of 2020. Our personal auto line of business was the primary contributor to the personal lines net favorable reserve development for the first nine months of 2021. The net favorable reserve development was primarily due to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently
Cincinnati Financial Corporation Third-Quarter 2021 10-Q

uncertain as described in our 2020 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 56.
The personal lines underwriting expense ratio increased for the third quarter of 2021, compared with the same period a year ago, primarily due to an increase in profit-sharing commissions for agencies. The underwriting expense ratio decreased for the first nine months of 2021, compared with the same period a year ago. The nine-month decrease reflected the second-quarter 2020 $16 million Stay-at-Home policyholder credit for personal auto policies. The ratios also included ongoing expense management efforts and premium growth outpacing growth in expenses.
Personal Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended September 30,			Nine months ended September 30,
	2021	2020	% Change	2021	2020	% Change
Current accident year losses greater than $5 million	$10	$—	nm	$10	$—	nm
Current accident year losses $1 million - $5 million	12	21	(43)	31	42	(26)
Large loss prior accident year reserve development	(1)	(2)	50	(4)	4	nm
Total large losses incurred	21	19	11	37	46	(20)
Losses incurred but not reported	—	(24)	100	37	41	(10)
Other losses excluding catastrophe losses	154	156	(1)	442	388	14
Catastrophe losses	69	81	(15)	182	208	(13)
Total losses incurred	$244	$232	5	$698	$683	2

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	2.6%	—%	2.6	0.9%	—%	0.9
Current accident year losses $1 million - $5 million	2.9	5.8	(2.9)	2.7	3.8	(1.1)
Large loss prior accident year reserve development	(0.2)	(0.7)	0.5	(0.4)	0.4	(0.8)
Total large loss ratio	5.3	5.1	0.2	3.2	4.2	(1.0)
Losses incurred but not reported	(0.1)	(6.6)	6.5	3.2	3.7	(0.5)
Other losses excluding catastrophe losses	39.7	42.5	(2.8)	38.6	35.6	3.0
Catastrophe losses	17.7	22.1	(4.4)	15.9	19.1	(3.2)
Total loss ratio	62.6%	63.1%	(0.5)	60.9%	62.6%	(1.7)

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the third quarter of 2021, the personal lines total large loss ratio, net of reinsurance, was 0.2 percentage points higher than last year's third quarter. The decrease in personal lines large losses for the first nine months of 2021 occurred primarily for umbrella coverage in our homeowner line of business. The third-quarter 2021 amount of total large losses incurred unfavorably contributed to the decrease in the nine-month 2021 total large loss ratio, compared with 2020, as it partially offset a first-half 2021 ratio that was 1.6 points lower than the first half of 2020. We believe results for the three- and nine-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation Third-Quarter 2021 10-Q

EXCESS AND SURPLUS LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2021	2020	% Change	2021	2020	% Change
Earned premiums	$105	$82	28	$289	$238	21
Fee revenues	1	—	nm	2	1	100
Total revenues	106	82	29	291	239	22

Loss and loss expenses from:
Current accident year before catastrophe losses	66	48	38	179	138	30
Current accident year catastrophe losses	1	1	0	2	4	(50)
Prior accident years before catastrophe losses	3	(1)	nm	6	8	(25)
Prior accident years catastrophe losses	—	—	0	—	—	0
Loss and loss expenses	70	48	46	187	150	25
Underwriting expenses	29	23	26	79	70	13
Underwriting profit	$7	$11	(36)	$25	$19	32

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	62.6%	58.5%	4.1	61.9%	57.8%	4.1
Current accident year catastrophe losses	0.4	1.0	(0.6)	0.7	1.7	(1.0)
Prior accident years before catastrophe losses	3.3	(1.5)	4.8	2.1	3.4	(1.3)
Prior accident years catastrophe losses	(0.1)	0.2	(0.3)	(0.1)	0.1	(0.2)
Loss and loss expenses	66.2	58.2	8.0	64.6	63.0	1.6
Underwriting expenses	27.9	28.5	(0.6)	27.3	29.5	(2.2)
Combined ratio	94.1%	86.7%	7.4	91.9%	92.5%	(0.6)

Combined ratio	94.1%	86.7%	7.4	91.9%	92.5%	(0.6)
Contribution from catastrophe losses and prior years reserve development	3.6	(0.3)	3.9	2.7	5.2	(2.5)
Combined ratio before catastrophe losses and prior years reserve development	90.5%	87.0%	3.5	89.2%	87.3%	1.9

Overview
The COVID-19 pandemic did not have a significant effect on our excess and surplus lines insurance segment premiums during the third quarter or first nine months of 2021, as net written premiums grew 30% for the quarter and 24% for the nine-month period, compared with the same periods of 2020. Premium growth could slow significantly if the basis for policy premiums, such as the sales results of businesses we insure, decrease as a result of a weakened economy.

Loss experience for our insurance operations is influenced by many factors. We have not determined any material effect on our excess and surplus lines insurance loss experience for the first nine months of 2021 as a result of the pandemic. Because of factors that reduce exposure to certain insurance losses, such as reduced sales results for businesses, there could be a reduction in future losses that generally corresponds to reduced premiums. However, there could be losses or legal expenses that occur independent of changes in sales of businesses we insure, due to pandemic effects or other factors.

Performance highlights for the excess and surplus lines segment include:
•Premiums – Excess and surplus lines net written premiums continued to grow during the third quarter and first nine months of 2021, compared with the same periods a year ago, primarily due to an increase in agency renewal written premiums. Renewal written premiums rose 28% for the nine months ended September 30, 2021, compared with the same period of 2020, reflecting the opportunity to renew many accounts for the first time, as well as higher renewal pricing. For the first nine months of 2021, excess and surplus lines policy renewals experienced estimated average price increases at percentages in the high-single-digit range, up from a mid-single-digit range in 2020. We measure average changes in excess and
Cincinnati Financial Corporation Third-Quarter 2021 10-Q

surplus lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies.
New business written premiums produced by agencies increased by 33% for the third quarter and 17% for the first nine months of 2021 compared with the same periods of 2020, as we continued to carefully underwrite each policy in a highly competitive market. Some of what we report as new business came from accounts that were not new to our agents. We believe our agents' seasoned accounts tend to be priced more accurately than business that may be less familiar to them.
Excess and Surplus Lines Insurance Premiums

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2021	2020	% Change	2021	2020	% Change
Agency renewal written premiums	$76	$60	27	$236	$185	28
Agency new business written premiums	32	24	33	97	83	17
Other written premiums	(4)	(4)	0	(15)	(12)	(25)
Net written premiums	104	80	30	318	256	24
Unearned premium change	1	2	(50)	(29)	(18)	(61)
Earned premiums	$105	$82	28	$289	$238	21

•Combined ratio – The excess and surplus lines combined ratio increased by 7.4 percentage points for the third quarter of 2021, compared with the same period of 2020, including an increase in the ratio for current accident year loss and loss expenses before catastrophe losses and unfavorable reserve development on prior accident years. The combined ratio decreased by 0.6 percentage points for the first nine months of 2021, compared with the same period of 2020. The nine-month 2021 decrease included a lower underwriting expense ratio and less unfavorable effects from catastrophe losses and reserve development on prior accident years that offset a higher ratio for current accident year loss and loss expenses before catastrophe losses. The ratios for loss and loss expenses before catastrophe losses reflected more prudent reserving, as claims on average are remaining open longer than previously expected. The IBNR portion of the total loss and loss expense ratio before catastrophe losses was 9.7 percentage points higher for the first nine months of 2021, compared with the same period a year ago, while the paid portion was 1.4 points lower and the case incurred portion was 6.8 points lower.
The ratio for current accident year loss and loss expenses before catastrophe losses for excess and surplus lines increased in the first nine months of 2021. That 61.9% ratio was 4.1 percentage points higher, compared with the 57.8% accident year 2020 ratio measured as of September 30, 2020, including a decrease of 0.2 percentage points in the ratio for large losses of $1 million or more per claim, discussed below.
Excess and surplus lines net reserve development on prior accident years, as a ratio to earned premiums, was an unfavorable 3.2% for third-quarter 2021 and 2.0% for the first nine months of 2021, compared with favorable net reserve development of 1.3% for third-quarter 2020 and unfavorable development of 3.5% for the first nine months of 2020. The $6 million of net unfavorable reserve development recognized during the first nine months of 2021 included approximately $5 million for accident years prior to 2019. Reserve estimates are inherently uncertain as described in our 2020 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 56.
The excess and surplus lines underwriting expense ratio decreased for the third quarter and first nine months of 2021, compared with the same periods of 2020, largely due to ongoing expense management efforts and premium growth outpacing growth in expenses.

Cincinnati Financial Corporation Third-Quarter 2021 10-Q

Excess and Surplus Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended September 30,			Nine months ended September 30,
	2021	2020	% Change	2021	2020	% Change
Current accident year losses greater than $5 million	$—	$—	nm	$—	$—	nm
Current accident year losses $1 million - $5 million	—	5	(100)	8	7	14
Large loss prior accident year reserve development	2	—	nm	2	(1)	nm
Total large losses incurred	2	5	(60)	10	6	67
Losses incurred but not reported	22	2	nm	45	20	125
Other losses excluding catastrophe losses	23	24	(4)	72	74	(3)
Catastrophe losses	1	1	0	2	4	(50)
Total losses incurred	$48	$32	50	$129	$104	24

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	—%	—%	0.0	—%	—%	0.0
Current accident year losses $1 million - $5 million	(0.1)	6.4	(6.5)	2.8	3.0	(0.2)
Large loss prior accident year reserve development	1.9	0.1	1.8	0.6	(0.4)	1.0
Total large loss ratio	1.8	6.5	(4.7)	3.4	2.6	0.8
Losses incurred but not reported	21.2	2.6	18.6	15.5	8.4	7.1
Other losses excluding catastrophe losses	21.9	29.5	(7.6)	25.0	31.0	(6.0)
Catastrophe losses	0.2	1.2	(1.0)	0.5	1.8	(1.3)
Total loss ratio	45.1%	39.8%	5.3	44.4%	43.8%	0.6

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the third quarter of 2021, the excess and surplus lines total ratio for large losses, net of reinsurance, was 4.7 percentage points lower than last year's third quarter. The third-quarter 2021 amount of total large losses incurred partially offset a first-half 2021 ratio that was 3.7 points higher than the first half of 2020. We believe results for the three- and nine-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation Third-Quarter 2021 10-Q

LIFE INSURANCE RESULTS

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2021	2020	% Change	2021	2020	% Change
Earned premiums	$73	$72	1	$221	$218	1
Fee revenues	1	—	nm	3	1	200
Total revenues	74	72	3	224	219	2
Contract holders' benefits incurred	84	72	17	249	224	11
Investment interest credited to contract holders	(26)	(26)	—	(79)	(77)	(3)
Underwriting expenses incurred	21	20	5	63	63	—
Total benefits and expenses	79	66	20	233	210	11
Life insurance segment profit (loss)	$(5)	$6	nm	$(9)	$9	nm

Overview
The COVID-19 pandemic did not have a significant effect on our life insurance segment earned premiums or expenses for the first nine months of 2021. However, the pandemic did contribute to a moderate increase in death claims in the first nine months of 2021. Further, growth in worksite premiums, which originate from enrollments at the workplace, have slowed to a small extent in recent quarters, and could continue to slow in the future, due to curtailed enrollment activity. It is also possible we may continue to experience higher than projected future death claims due to the pandemic.

Performance highlights for the life insurance segment include:
•Revenues – Revenues increased for the nine months ended September 30, 2021, compared with the same period a year ago, driven by higher earned premiums from term life insurance, our largest life insurance product line.
Net in-force life insurance policy face amounts increased to $76.604 billion at September 30, 2021, from $73.475 billion at year-end 2020.
Fixed annuity deposits received for the three and nine months ended September 30, 2021, were $8 million and $35 million, compared with $9 million and $33 million for the same periods of 2020. Fixed annuity deposits have a minimal impact to earned premiums because deposits received are initially recorded as liabilities. Profit is earned over time by way of interest rate spreads. We do not write variable or equity-indexed annuities.
Life Insurance Premiums

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2021	2020	% Change	2021	2020	% Change
Term life insurance	$53	$49	8	$156	$147	6
Universal life insurance	7	10	(30)	28	34	(18)
Other life insurance and annuity products	13	13	0	37	37	0
Net earned premiums	$73	$72	1	$221	$218	1

•Profitability – Our life insurance segment typically reports a small profit or loss on a GAAP basis because profits from investment income spreads are included in our investment segment results. We include only investment income credited to contract holders (including interest assumed in life insurance policy reserve calculations) in our life insurance segment results. A $9 million loss for our life insurance segment in the first nine months of 2021, compared with profit of $9 million for the same period of 2020, was primarily due to less favorable mortality results as a result of higher death claims.
Cincinnati Financial Corporation Third-Quarter 2021 10-Q

Life insurance segment benefits and expenses consist principally of contract holders' (policyholders') benefits incurred related to traditional life and interest-sensitive products and operating expenses incurred, net of deferred acquisition costs. Total benefits increased in the first nine months of 2021. Life policy and investment contract reserves increased with continued growth in net in-force life insurance policy face amounts and less favorable effects from the unlocking of interest rate and other actuarial assumptions. Mortality results increased, compared with the same period of 2020, and were above our 2021 projections, due in part to pandemic-related death claims.
Underwriting expenses for the first nine months of 2021 matched the same period a year ago.
We recognize that assets under management, capital appreciation and investment income are integral to evaluating the success of the life insurance segment because of the long duration of life products. On a basis that includes investment income and investment gains or losses from life-insurance-related invested assets, the life insurance company reported net income of $11 million and $35 million for the three and nine months ended September 30, 2021, compared with net income of $18 million and $17 million for the third quarter and first nine months of 2020. The life insurance company portfolio had net after-tax investment gains of $3 million and $6 million for the three and nine months ended September 30, 2021, compared with a net after-tax investment gain of $1 million for the third quarter of 2020 and a net after-tax investment loss of $23 million for the nine months ended September 30, 2020. The after-tax investment losses for the nine months ended September 30, 2020, were due to impairments of fixed-maturity securities.

INVESTMENTS RESULTS
Overview
The investments segment contributes investment income and investment gains and losses to results of operations. Investments traditionally are our primary source of pretax and after-tax profits.
Investment Income
Pretax investment income grew 7% and 6% for the third quarter and first nine months of 2021, compared with the same periods of 2020. Interest income increased by $8 million and $17 million for the three and nine months ended September 30, 2021, as net purchases of fixed-maturity securities in recent quarters generally offset the continuing effects of the low interest rate environment. Higher dividend income reflected rising dividend rates and net purchases of equity securities in recent quarters, helping dividend income to grow by $6 million and $18 million for the three and nine months ended September 30, 2021.

Investments Results

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2021	2020	% Change	2021	2020	% Change
Total investment income, net of expenses	$179	$167	7	$528	$498	6
Investment interest credited to contract holders	(26)	(26)	—	(79)	(77)	(3)
Investment gains and losses, net	(70)	533	nm	954	(132)	nm
Investments profit (loss), pretax	$83	$674	(88)	$1,403	$289	385

Cincinnati Financial Corporation Third-Quarter 2021 10-Q

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

(Dollars in millions)	% Yield	Principal redemptions
At September 30, 2021
Fixed-maturity pretax yield profile:
Expected to mature during the remainder of 2021	4.01%	$100
Expected to mature during 2022	3.79	782
Expected to mature during 2023	4.05	907
Average yield and total expected maturities from the remainder of 2021 through 2023	3.93	$1,789

The table below shows the average pretax yield-to-amortized cost for fixed-maturity securities acquired during the periods indicated. The average yield for total fixed-maturity securities acquired during the first nine months of 2021 was lower than the 4.12% average yield-to-amortized cost of the fixed-maturity securities portfolio at the end of 2020. Our fixed-maturity portfolio's average yield of 4.07% for the first nine months of 2021, from the investment income table below, was also lower than the 4.12% yield for the year-end 2020 fixed-maturities portfolio.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Average pretax yield-to-amortized cost on new fixed-maturities:
Acquired taxable fixed-maturities	3.46%	3.92%	3.49%	4.27%
Acquired tax-exempt fixed-maturities	2.83	2.42	2.70	2.63
Average total fixed-maturities acquired	3.43	3.42	3.46	3.98

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

Cincinnati Financial Corporation Third-Quarter 2021 10-Q

The table below provides details about investment income. Average yields in this table are based on the average invested asset and cash amounts indicated in the table, using fixed-maturity securities valued at amortized cost and all other securities at fair value.

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2021	2020	% Change	2021	2020	% Change
Investment income:
Interest	$121	$113	7	$356	$339	5
Dividends	61	55	11	179	161	11
Other	1	2	(50)	4	7	(43)
Less investment expenses	4	3	33	11	9	22
Investment income, pretax	179	167	7	528	498	6
Less income taxes	28	26	8	82	77	6
Total investment income, after-tax	$151	$141	7	$446	$421	6

Investment returns:
Average invested assets plus cash and cash equivalents	$23,263	$19,875		$22,420	$20,126
Average yield pretax	3.08%	3.36%		3.14%	3.30%
Average yield after-tax	2.60	2.84		2.65	2.79
Effective tax rate	15.6	15.5		15.5	15.5

Fixed-maturity returns:
Average amortized cost	$11,931	$11,206		$11,673	$11,191
Average yield pretax	4.06%	4.03%		4.07%	4.04%
Average yield after-tax	3.37	3.36		3.38	3.37
Effective tax rate	16.9	16.6		16.8	16.6

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

Cincinnati Financial Corporation Third-Quarter 2021 10-Q

The table below summarizes total investment gains and losses, before taxes.

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Investment gains and losses:
Equity securities:
Investment gains and losses on securities sold, net	$(1)	$55	$6	$75
Unrealized gains and losses on securities still held, net	(104)	475	869	(130)
Subtotal	(105)	530	875	(55)
Fixed maturities:
Gross realized gains	10	4	24	9
Gross realized losses	(1)	—	(3)	(3)
Write-down of impaired securities	(1)	(1)	(1)	(78)
Subtotal	8	3	20	(72)
Other	27	—	59	(5)
Total investment gains and losses reported in net income	(70)	533	954	(132)
Change in unrealized investment gains and losses:
Fixed maturities	(88)	112	(152)	294
Total	$(158)	$645	$802	$162

Of the 4,285 fixed-maturity securities in the portfolio, one security was trading below 70% of amortized cost at September 30, 2021. Our asset impairment committee regularly monitors the portfolio, including a quarterly review of the entire portfolio for potential credit losses, resulting in charges disclosed in the table below. We believe that if liquidity in the markets were to significantly deteriorate or economic conditions were to significantly weaken, we could experience declines in portfolio values and possibly increases in the allowance for credit losses or write-downs to fair value.

The table below provides additional details for write-downs of impaired securities. We had no allowance for credit losses for the first nine months of 2021 or 2020.

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Fixed maturities:
Energy	$—	$—	$—	$62
Real estate	—	—	—	13
Consumer goods	—	—	—	1
Municipal	1	1	1	1
Technology & Electronics	—	—	—	1
Total fixed maturities	$1	$1	$1	$78

Cincinnati Financial Corporation Third-Quarter 2021 10-Q

OTHER
We report as Other the noninvestment operations of the parent company and a noninsurance subsidiary, CFC Investment Company. We also report as Other the underwriting results of Cincinnati Re and Cincinnati Global, including earned premiums, loss and loss expenses and underwriting expenses in the table below.

Total revenues for the first nine months of 2021 for our Other operations increased, compared with the same period of 2020, primarily due to earned premiums from Cincinnati Re and Cincinnati Global, with increases of $100 million and $7 million, respectively. Total expenses for Other increased for the first nine months of 2021, primarily due to the combination of more losses and loss expenses from Cincinnati Re and Cincinnati Global.

Other profit or loss in the table below represents profit or losses before income taxes. Other loss resulted primarily from underwriting losses from the combination of Cincinnati Re and Cincinnati Global, along with interest expense from debt of the parent company.

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2021	2020	% Change	2021	2020	% Change
Interest and fees on loans and leases	$2	$1	100	$5	$4	25
Earned premiums	173	136	27	423	316	34
Other revenues	1	2	(50)	3	4	(25)
Total revenues	176	139	27	431	324	33
Interest expense	13	13	0	39	40	(3)
Loss and loss expenses	186	138	35	325	252	29
Underwriting expenses	45	38	18	121	95	27
Operating expenses	5	5	0	14	15	(7)
Total expenses	249	194	28	499	402	24
Total other loss	$(73)	$(55)	(33)	$(68)	$(78)	13

TAXES
We had $31 million and $348 million of income tax expense for the three and nine months ended September 30, 2021, compared with $130 million and $16 million for the same periods of 2020. The effective tax rate for the three and nine months ended September 30, 2021, was 16.8% and 19.1% compared with 21.2% and 8.7% for the same periods last year. The change in our effective tax rate between periods was primarily due to large changes in our net investment gains and losses included in income for the periods, as well as changes in underwriting income.

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

Cincinnati Financial Corporation Third-Quarter 2021 10-Q

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2021, shareholders' equity was $11.841 billion, compared with $10.789 billion at December 31, 2020. Total debt was $848 million at September 30, 2021, up $6 million from December 31, 2020. At September 30, 2021, cash and cash equivalents totaled $1.085 billion, compared with $900 million at December 31, 2020.

The pandemic did not have a significant effect on our cash flows for the first nine months of 2021. In addition to our historically positive operating cash flow to meet the needs of operations, we have the ability to sell a portion of our high-quality, liquid investment portfolio or slow investing activities if such need arises. We also have additional capacity to borrow on our revolving short-term line of credit, as described further below.

SOURCES OF LIQUIDITY

Subsidiary Dividends
Our lead insurance subsidiary declared dividends of $358 million to the parent company in the first nine months of 2021, compared with $325 million for the same period of 2020. For full-year 2020, subsidiary dividends declared totaled $550 million. State of Ohio regulatory requirements restrict the dividends our insurance subsidiary can pay. For full-year 2021, total dividends that our insurance subsidiary can pay to our parent company without regulatory approval are approximately $583 million.

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

The table below shows a summary of the operating cash flow for property casualty insurance (direct method):

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2021	2020	% Change	2021	2020	% Change
Premiums collected	$1,634	$1,457	12	$4,725	$4,442	6
Loss and loss expenses paid	(765)	(779)	2	(2,237)	(2,347)	5
Commissions and other underwriting expenses paid	(430)	(397)	(8)	(1,434)	(1,385)	(4)
Cash flow from underwriting	439	281	56	1,054	710	48
Investment income received	125	117	7	366	346	6
Cash flow from operations	$564	$398	42	$1,420	$1,056	34

Collected premiums for property casualty insurance rose $283 million during the first nine months of 2021, compared with the same period in 2020. Loss and loss expenses paid for the 2021 period decreased $110 million. Commissions and other underwriting expenses paid increased $49 million.

Cincinnati Financial Corporation Third-Quarter 2021 10-Q

We discuss our future obligations for claims payments and for underwriting expenses in our 2020 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 102, and Other Commitments also on Page 102.

Capital Resources
At September 30, 2021, our debt-to-total-capital ratio was 6.7%, considerably below our 35% covenant threshold, with $789 million in long-term debt and $59 million in borrowing on our revolving short-term line of credit. At September 30, 2021, $241 million was available for future cash management needs as part of the general provisions of the line of credit agreement, with another $300 million available as part of an accordion feature. Based on our capital requirements at September 30, 2021, we do not anticipate a material increase in debt levels exceeding the available line of credit amount during the remainder of the year. As a result, we expect changes in our debt-to-total-capital ratio to continue to be largely a function of the contribution of unrealized investment gains or losses to shareholders' equity. We have an unsecured letter of credit agreement which provides a portion of the capital needed to support Cincinnati Global's obligations at Lloyd's. The amount of this unsecured letter of credit agreement was $94 million at September 30, 2021, with no amounts drawn.

We provide details of our three long-term notes in this quarterly report Item 1, Note 3, Fair Value Measurements. None of the notes are encumbered by rating triggers.

Four independent ratings firms award insurer financial strength ratings to our property casualty insurance companies and three firms rate our life insurance company. Those firms made no changes to our parent company debt ratings during the first nine months of 2021. Our debt ratings are discussed in our 2020 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, Long-Term Debt, Page 101.

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
•Commissions – Commissions paid were $934 million in the first nine months of 2021. Commission payments generally track with written premiums, except for annual profit-sharing commissions typically paid during the first quarter of the year.
•Other underwriting expenses – Many of our underwriting expenses are not contractual obligations, but reflect the ongoing expenses of our business. Noncommission underwriting expenses paid were $500 million in the first nine months of 2021.
There were no contributions to our qualified pension plan during the first nine months of 2021.

Cincinnati Financial Corporation Third-Quarter 2021 10-Q

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

Uses of Capital
Uses of cash to enhance shareholder return include dividends to shareholders. In January 2021, the board of directors declared regular quarterly cash dividends of 63 cents per share for an indicated annual rate of $2.52 per share. During the first nine months of 2021, we used $295 million to pay cash dividends to shareholders.

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

Total gross reserves at September 30, 2021, increased $549 million compared with December 31, 2020. Case loss reserves for losses increased by $204 million, IBNR loss reserves increased by $305 million and loss expense reserves increased by $40 million. The total gross increase was primarily due to our commercial casualty and homeowner lines of business, and also Cincinnati Re.

Cincinnati Financial Corporation Third-Quarter 2021 10-Q

Property Casualty Gross Reserves

(Dollars in millions)	Loss reserves		Loss expense reserves	Total gross reserves
	Case reserves	IBNR reserves			Percent of total
At September 30, 2021
Commercial lines insurance:
Commercial casualty	$1,053	$747	$700	$2,500	34.6%
Commercial property	314	132	59	505	7.0
Commercial auto	414	217	121	752	10.4
Workers' compensation	437	501	85	1,023	14.2
Other commercial	96	10	106	212	2.9
Subtotal	2,314	1,607	1,071	4,992	69.1
Personal lines insurance:
Personal auto	211	66	61	338	4.7
Homeowner	196	117	45	358	4.9
Other personal	73	94	5	172	2.4
Subtotal	480	277	111	868	12.0
Excess and surplus lines	211	177	149	537	7.4
Cincinnati Re	91	482	4	577	8.0
Cincinnati Global	132	117	3	252	3.5
Total	$3,228	$2,660	$1,338	$7,226	100.0%
At December 31, 2020
Commercial lines insurance:
Commercial casualty	$955	$764	$653	$2,372	35.5%
Commercial property	338	127	69	534	8.0
Commercial auto	391	209	141	741	11.1
Workers' compensation	402	534	89	1,025	15.4
Other commercial	92	13	104	209	3.1
Subtotal	2,178	1,647	1,056	4,881	73.1
Personal lines insurance:
Personal auto	205	56	68	329	4.9
Homeowner	166	47	41	254	3.8
Other personal	61	90	5	156	2.3
Subtotal	432	193	114	739	11.0
Excess and surplus lines	190	133	123	446	6.7
Cincinnati Re	77	287	2	366	5.5
Cincinnati Global	147	95	3	245	3.7
Total	$3,024	$2,355	$1,298	$6,677	100.0%

LIFE POLICY AND INVESTMENT CONTRACT RESERVES
Gross life policy and investment contract reserves were $2.999 billion at September 30, 2021, compared with $2.915 billion at year-end 2020, reflecting continued growth in life insurance policies in force. We discuss our life insurance reserving practices in our 2020 Annual Report on Form 10-K, Item 7, Life Insurance Policyholder Obligations and Reserves, Page 109.
Cincinnati Financial Corporation Third-Quarter 2021 10-Q

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

The fair value of our investment portfolio was $22.795 billion at September 30, 2021, up $1.601 billion from year-end 2020, including a $570 million increase in the fixed-maturity portfolio and a $1.031 billion increase in the equity portfolio.

(Dollars in millions)	At September 30, 2021				At December 31, 2020
	Cost or amortized cost	Percent of total	Fair value	Percent of total	Cost or amortized cost	Percent of total	Fair value	Percent of total
Taxable fixed maturities	$8,182	50.7%	$8,780	38.5%	$7,363	48.3%	$8,053	38.0%
Tax-exempt fixed maturities	3,852	23.9	4,128	18.1	3,949	25.9	4,285	20.2
Common equities	3,705	23.0	9,465	41.5	3,640	23.9	8,541	40.3
Nonredeemable preferred equities	391	2.4	422	1.9	287	1.9	315	1.5
Total	$16,130	100.0%	$22,795	100.0%	$15,239	100.0%	$21,194	100.0%

At September 30, 2021, substantially all of our consolidated investment portfolio, measured at fair value, are classified as Level 1 or Level 2. See Item 1, Note 3, Fair Value Measurements, for additional discussion of our valuation techniques.

In addition to our investment portfolio, the total investments amount reported in our condensed consolidated balance sheets includes Other invested assets. Other invested assets included $212 million of private equity investments, $153 million in Lloyd's deposits, $30 million of life policy loans and $23 million of real estate through direct property ownership and development projects in the United States at September 30, 2021.
Cincinnati Financial Corporation Third-Quarter 2021 10-Q

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

In the first nine months of 2021, the increase in fair value of our fixed-maturity portfolio reflected net purchases of securities, somewhat offset by a decrease in net unrealized gains, primarily due to an increase in U.S. Treasury yields. At September 30, 2021, our fixed-maturity portfolio with an average rating of A3/A was valued at 107.3% of its amortized cost, compared with 109.1% at December 31, 2020.

At September 30, 2021, our investment-grade and noninvestment-grade fixed-maturity securities represented 80.4% and 5.4% of the portfolio, respectively. The remaining 14.2% represented fixed-maturity securities that were not rated by Moody's or S&P Global Ratings.

Attributes of the fixed-maturity portfolio include:

	At September 30, 2021		At December 31, 2020
Weighted average yield-to-amortized cost	4.03%		4.12%
Weighted average maturity	8.0	yrs	7.5	yrs
Effective duration	4.8	yrs	4.5	yrs

We discuss maturities of our fixed-maturity portfolio in our 2020 Annual Report on Form 10-K, Item 8, Note 2, Investments, Page 140, and in this quarterly report Item 2, Investments Results.
Cincinnati Financial Corporation Third-Quarter 2021 10-Q

TAXABLE FIXED MATURITIES
Our taxable fixed-maturity portfolio, with a fair value of $8.780 billion at September 30, 2021, included:

(Dollars in millions)	At September 30, 2021	At December 31, 2020
Investment-grade corporate	$6,805	$6,416
States, municipalities and political subdivisions	842	712
Noninvestment-grade corporate	691	479
Commercial mortgage-backed	279	285
United States government	130	120
Foreign government	26	29
Government-sponsored enterprises	7	12
Total	$8,780	$8,053

Our strategy is to buy, and typically hold, fixed-maturity investments to maturity, but we monitor credit profiles and fair value movements when determining holding periods for individual securities. With the exception of United States agency issues that include government-sponsored enterprises, no individual issuer's securities accounted for more than 0.9% of the taxable fixed-maturity portfolio at September 30, 2021. Our investment-grade corporate bonds had an average rating of Baa2 by Moody's or BBB by S&P Global Ratings and represented 77.5% of the taxable fixed-maturity portfolio's fair value at September 30, 2021, compared with 79.7% at year-end 2020.

The heaviest concentration in our investment-grade corporate bond portfolio, based on fair value at
September 30, 2021, was the financial sector. It represented 41.5% of our investment-grade corporate bond portfolio, compared with 46.2% at year-end 2020. No other sector exceeded 10% of our investment-grade corporate bond portfolio.

Our taxable fixed-maturity portfolio at September 30, 2021, included $279 million of commercial mortgage-backed securities with an average rating of Aa1/AA.
TAX-EXEMPT FIXED MATURITIES
At September 30, 2021, we had $4.128 billion of tax-exempt fixed-maturity securities with an average rating of Aa2/AA by Moody's and S&P Global Ratings. We traditionally have purchased municipal bonds focusing on general obligation and essential services issues, such as water, waste disposal or others. The portfolio is well diversified among approximately 1,700 municipal bond issuers. No single municipal issuer accounted for more than 0.6% of the tax-exempt fixed-maturity portfolio at September 30, 2021.

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

Cincinnati Financial Corporation Third-Quarter 2021 10-Q

The table below summarizes the effect of hypothetical changes in interest rates on the fair value of the fixed-maturity portfolio:

(Dollars in millions)	Effect from interest rate change in basis points
	-200	-100	-	100	200
At September 30, 2021	$14,204	$13,540	$12,908	$12,276	$11,637
At December 31, 2020	$13,493	$12,900	$12,338	$11,774	$11,195

The effective duration of the fixed-maturity portfolio as of September 30, 2021, was 4.8 years, up from 4.5 years at year-end 2020. The above table is a theoretical presentation showing that an instantaneous, parallel shift in the yield curve of 100 basis points could produce an approximately 4.9% change in the fair value of the fixed-maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value are to changes in the general level of interest rates, exclusive of call features. The fair values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.

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

EQUITY INVESTMENTS
Our equity investments, with a fair value totaling $9.887 billion at September 30, 2021, included $9.465 billion of common stock securities of companies generally with strong indications of paying and growing their dividends. Other criteria we evaluate include increasing sales and earnings, proven management and a favorable outlook. We believe our equity investment style is an appropriate long-term strategy. While our long-term financial position would be affected by prolonged changes in the market valuation of our investments, we believe our strong surplus position and cash flow provide a cushion against short-term fluctuations in valuation. Continued payment of cash dividends by the issuers of our common equity holdings can provide a floor to their valuation.

The table below summarizes the effect of hypothetical changes in market prices on fair value of our equity portfolio.

(Dollars in millions)	Effect from market price change in percent
	-30%	-20%	-10%	—	10%	20%	30%
At September 30, 2021	$6,921	$7,910	$8,898	$9,887	$10,876	$11,864	$12,853
At December 31, 2020	$6,199	$7,085	$7,970	$8,856	$9,742	$10,627	$11,513

At September 30, 2021, Apple Inc. (Nasdaq:AAPL) was our largest single common stock holding with a fair value of $687 million, or 7.3% of our publicly traded common stock portfolio and 3.0% of the total investment portfolio. Thirty-nine holdings among nine different sectors each had a fair value greater than $100 million.

Cincinnati Financial Corporation Third-Quarter 2021 10-Q

Common Stock Portfolio Industry Sector Distribution

	Percent of common stock portfolio
	At September 30, 2021		At December 31, 2020
	Cincinnati Financial	S&P 500 Industry Weightings	Cincinnati Financial	S&P 500 Industry Weightings
Sector:
Information technology	28.9%	27.6%	28.3%	27.6%
Financial	15.6	11.4	14.2	10.4
Healthcare	12.8	13.2	13.3	13.5
Industrials	11.9	8.0	12.3	8.4
Consumer discretionary	8.2	12.4	8.9	12.7
Consumer staples	7.0	5.8	6.7	6.5
Energy	4.4	2.7	3.8	2.3
Materials	4.3	2.5	5.1	2.6
Real estate	2.5	2.6	2.7	2.4
Utilities	2.4	2.5	2.6	2.8
Telecomm services	2.0	11.3	2.1	10.8
Total	100.0%	100.0%	100.0%	100.0%

UNREALIZED INVESTMENT GAINS AND LOSSES
At September 30, 2021, unrealized investment gains before taxes for the fixed-maturity portfolio totaled $886 million and unrealized investment losses amounted to $12 million before taxes.

The $874 million net unrealized gain position in our fixed-maturity portfolio at September 30, 2021, decreased in the first nine months of 2021, primarily due to an increase in U.S. Treasury yields. The net gain position for our current fixed-maturity holdings will naturally decline over time as individual securities mature. In addition, changes in interest rates can cause rapid, significant changes in fair values of fixed-maturity securities and the net gain position, as discussed in Quantitative and Qualitative Disclosures About Market Risk.

For federal income tax purposes, taxes on gains from appreciated investments generally are not due until securities are sold. We believe that the appreciated value of equity securities, compared with the cost of securities that is generally used as a tax basis, is a useful measure to help evaluate how fair value can change over time. On this basis, the net unrealized investment gains at September 30, 2021, consisted of a net gain position in our equity portfolio of $5.791 billion. Events or factors such as economic growth or recession can affect the fair value and unrealized investment gains of our equity securities. The five largest holdings in our common stock portfolio were Apple, Microsoft (Nasdaq:MSFT), BlackRock Inc. (NYSE:BLK), JPMorgan Chase (NYSE:JPM) and Accenture Co. (NYSE:ACN), which had a combined fair value of $2.447 billion.

Unrealized Investment Losses
We expect the number of fixed-maturity securities trading below amortized cost to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, amortized costs for some securities are revised through write-downs recognized in prior periods. At September 30, 2021, 244 of the 4,285 fixed-maturity securities we owned had fair values below amortized cost, compared with 128 of the 4,128 securities we owned at year-end 2020. The 244 holdings with fair values below amortized cost at September 30, 2021, represented 6.6% of the fair value of our fixed-maturity investment portfolio and $12 million in unrealized losses.
•240 of the 244 holdings had fair value between 90% and 100% of amortized cost at September 30, 2021. These primarily consist of securities whose current valuation is largely the result of interest rate factors. The fair value of these 240 securities was $843 million, and they accounted for $10 million in unrealized losses.
•3 of the 244 fixed-maturity holdings had fair value between 70% and 90% of amortized cost at September 30, 2021. We believe the three fixed-maturity securities will continue to pay interest and ultimately pay principal upon maturity. The issuers of these three securities have strong cash flow to service their debt and meet their
Cincinnati Financial Corporation Third-Quarter 2021 10-Q

contractual obligation to make principal payments. The fair value of these securities was $6 million, and they accounted for $1 million in unrealized losses.
•1 of the 244 fixed-maturity holdings had fair value below 70% of amortized cost at September 30, 2021. We believe this fixed-maturity security will continue to pay interest and ultimately pay principal upon maturity. The fair value of this security was $2 million, and it accounted for $1 million in unrealized losses.

The table below reviews fair values and unrealized losses by investment category and by the overall duration of the securities' continuous unrealized loss position.

(Dollars in millions)	Less than 12 months		12 months or more		Total
At September 30, 2021	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
Corporate	$647	$8	$17	$—	$664	$8
States, municipalities and political subdivisions	154	3	5	1	159	4
Commercial mortgage-backed	7	—	11	—	18	—
United States government	6	—	—	—	6	—
Foreign government	—	—	—	—	—	—
Government-sponsored enterprises	4	—	—	—	4	—
Total	$818	$11	$33	$1	$851	$12
At December 31, 2020
Fixed maturity securities:
Corporate	$330	$5	$46	$2	$376	$7
States, municipalities and political subdivisions	31	2	2	—	33	2
Commercial mortgage-backed	23	1	6	—	29	1
United States government	12	—	—	—	12	—
Foreign government	10	—	—	—	10	—
Total	$406	$8	$54	$2	$460	$10

At September 30, 2021, applying our invested asset impairment policy, we determined that the total of $12 million, for securities in an unrealized loss position in the table above, was not the result of a credit loss.

During the third quarter and first nine months of 2021, five securities were written down to fair value through an impairment charge, resulting in $1 million of noncash charges. During the first nine months and full year of 2020, we wrote down 14 securities and recorded $78 million in impairment charges.

At December 31, 2020, 128 fixed-maturity securities with a total unrealized loss of $10 million were in an unrealized loss position. Of that total, no fixed-maturity securities had fair values below 70% of amortized cost.

Cincinnati Financial Corporation Third-Quarter 2021 10-Q

The following table summarizes the investment portfolio by severity of decline:

(Dollars in millions)	Number of issues	Amortized cost	Fair value	Gross unrealized gain (loss)	Gross investment income
At September 30, 2021
Taxable fixed maturities:
Fair valued below 70% of amortized cost	1	$3	$2	$(1)	$—
Fair valued at 70% to less than 100% of amortized cost	177	764	755	(9)	8
Fair valued at 100% and above of amortized cost	1,862	7,415	8,023	608	237
Investment income on securities sold in current year	—	—	—	—	18
Total	2,040	8,182	8,780	598	263
Tax-exempt fixed maturities:
Fair valued below 70% of amortized cost	—	—	—	—	—
Fair valued at 70% to less than 100% of amortized cost	66	96	94	(2)	1
Fair valued at 100% and above of amortized cost	2,179	3,756	4,034	278	90
Investment income on securities sold in current year	—	—	—	—	2
Total	2,245	3,852	4,128	276	93
Fixed-maturities summary:
Fair valued below 70% of amortized cost	1	3	2	(1)	—
Fair valued at 70% to less than 100% of amortized cost	243	860	849	(11)	9
Fair valued at 100% and above of amortized cost	4,041	11,171	12,057	886	327
Investment income on securities sold in current year	—	—	—	—	20
Total	4,285	$12,034	$12,908	$874	$356

At December 31, 2020
Fixed-maturities summary:
Fair valued below 70% of amortized cost	—	$—	$—	$—	$—
Fair valued at 70% to less than 100% of amortized cost	128	470	460	(10)	18
Fair valued at 100% and above of amortized cost	4,000	10,842	11,878	1,036	414
Investment income on securities sold in current year	—	—	—	—	23
Total	4,128	$11,312	$12,338	$1,026	$455

See our 2020 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Asset Impairment, Page 61.

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures – The company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)).

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company's management, with the participation of the company's chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of September 30, 2021. Based upon that evaluation, the company's chief executive officer and chief financial officer concluded that the design and operation of the company's disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure:
•that information required to be disclosed in the company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and
Cincinnati Financial Corporation Third-Quarter 2021 10-Q

•that such information is accumulated and communicated to the company's management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting – During the three months ended September 30, 2021, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There was no significant impact to our internal controls over financial reporting while the majority of our associates were working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing any potential impact on the design and operating effectiveness of our internal controls over financial reporting, caused by or related to the pandemic.
Cincinnati Financial Corporation Third-Quarter 2021 10-Q

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
Cincinnati Financial Corporation Third-Quarter 2021 10-Q

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any of our shares that were not registered under the Securities Act during the first nine months of 2021. Our repurchase program does not have an expiration date. On January 26, 2018, an additional 15 million shares were authorized, which expanded our current repurchase program. We have 11,942,698 shares available for purchase under our programs at September 30, 2021.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1-31, 2021	—	—	—	12,043,152
August 1-31, 2021	100,454	$119.03	100,454	11,942,698
September 1-30, 2021	—	—	—	11,942,698
Totals	100,454	119.03	100,454

Cincinnati Financial Corporation Third-Quarter 2021 10-Q

Item 6.    Exhibits

Exhibit No.	Exhibit Description
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

Cincinnati Financial Corporation Third-Quarter 2021 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINCINNATI FINANCIAL CORPORATION
Date: October 27, 2021

/S/ Michael J. Sewell
Michael J. Sewell, CPA
Chief Financial Officer, Senior Vice President and Treasurer
(Principal Accounting Officer)
Cincinnati Financial Corporation Third-Quarter 2021 10-Q