Form 10-K
period 2021-12-31
CINCINNATI FINANCIAL CORP
filed 2022-02-24
CIK 20286

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2021.

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
Cincinnati Financial Corporation - 2021 10-K - Page 1

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

The aggregate market value of voting stock held by nonaffiliates of the Registrant based on the closing price of $116.62 per share as reported on Nasdaq Global Select Market on June 30, 2021, was $18,398,492,958.

As of February 15, 2022, there were 160,433,769 shares of common stock outstanding.

Document Incorporated by Reference

Portions of the definitive Proxy Statement for Cincinnati Financial Corporation’s Annual Meeting of Shareholders to be held on May 7, 2022, are incorporated by reference into Part III of this Form 10-K.
Cincinnati Financial Corporation - 2021 10-K - Page 2

2021 ANNUAL REPORT ON FORM 10-K

Cincinnati Financial Corporation - 2021 10-K - Page 3

Cincinnati Financial Corporation - 2021 10-K - Page 4

Part I

ITEM 1.    Business

Cincinnati Financial Corporation – Introduction
We are an Ohio corporation formed in 1968. Our lead subsidiary, The Cincinnati Insurance Company, was founded in 1950. Our main business is property casualty insurance marketed through independent insurance agencies in 46 states. Our headquarters is in Fairfield, Ohio.

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

Our filings with the U.S. Securities and Exchange Commission (SEC) are available on our website,
cinfin.com/investors, as soon as possible after they have been filed with the SEC. Reports filed with the SEC may also be viewed at sec.gov. These filings include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and exhibits and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. In this report we reference various websites. These websites, including our own, are not incorporated by reference in this Annual Report on Form 10-K.

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

Cincinnati Financial Corporation - 2021 10-K - Page 5

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

At year-end 2021, a select group of independent agencies in 46 states actively marketed our property casualty insurance within their communities. Standard market commercial lines and excess and surplus lines policies were marketed in 41 of those states. Personal lines policies were marketed in 45 of those states. Within our select group of agencies, we also seek to become the life insurance carrier of choice and to help agents and their clients – our policyholders – by offering leasing and financing services.

Three competitive advantages distinguish our company, positioning us to build shareholder value and to be successful overall:
•Commitment to our professional independent insurance agencies and to their continued success
•Financial strength to fulfill our promises and be a consistent market for our agents’ business, supporting stability and confidence
•Operating structure that supports local decision making, showcasing our claims excellence and allowing us to balance growth with underwriting discipline

Management and our board of directors has developed an agency-focused strategy that we believe positions our company for long-term success and value creation, while managing difficult economic, market or pricing cycles. We broadly group our key strategic initiatives into two areas of focus – managing insurance profitability and driving premium growth, as summarized below. Our strategic priorities include meeting the wants and needs of our agent customers, attracting and developing talented associates, achieving best-in-class field service and continually enhancing operational efficiency and effectiveness. To help guide our strategic efforts, we have placed an emphasis on innovation to accelerate operational improvement and to also favorably position us for the future. We find innovative ideas in many places, including: internally through management and other associates, with our traditional business partners and in the start-up business community.

•Manage insurance profitability – Implementation of these initiatives is intended to enhance underwriting expertise and knowledge, thereby increasing our ability to manage our business while also gaining efficiency. Better profit margins may be achieved with additional information and expanded pricing capabilities we can access with the use of technology and analytics. This includes segmentation efforts that emphasize identification and retention of insurance policies we believe have relatively stronger pricing, while seeking more aggressive renewal terms and conditions on policies we believe have relatively weaker pricing. In addition to enhancing company efficiency and more quickly deploying product or service enhancements, improving internal processes also supports the ability of the independent agencies that represent us to grow profitably by allowing them to serve clients faster and to more efficiently manage agency expenses as we make it easier for them to do business with us.
•Drive premium growth – Implementation of these initiatives is intended to further penetrate each market we serve through our appointed independent agencies. Strategies aimed at specific market opportunities, along with service enhancements, can help our agents grow and increase our share of their business. This includes increasing opportunities for agencies to cross-serve their clients by providing updated products and services that aim to meet their life insurance needs. We continue to increase our capabilities to successfully underwrite both larger commercial policies, which we refer to as key accounts, or small business accounts that require greater efficiency. Premium growth initiatives also include expansion of Cincinnati Re and Cincinnati Global. Diversified growth also may reduce variability of losses from weather-related catastrophes.

Cincinnati Financial Corporation - 2021 10-K - Page 6

Independent Insurance Agency Marketplace
The U.S. property casualty insurance industry is a highly competitive marketplace with more than 2,000 stock and mutual companies (carriers) operating independently or in groups.

For the most part, we compete with standard market insurance companies that market through independent insurance agents. Agencies marketing our commercial lines or personal lines products typically represent several standard market insurance carriers. We also compete with carriers that market through captive agents representing a single carrier or that market directly to consumers, sometimes offering a less broad range of insurance products. Some of our agencies describe their roles as brokers instead of agents. Distribution through independent insurance agents or brokers represents nearly 60% of overall U.S. property casualty insurance premiums and approximately 80% of commercial property casualty insurance premiums, according to studies by the Independent Insurance Agents and Brokers of America.

We are fully committed to the independent agency channel for marketing our insurance policies. For marketing standard lines insurance products, we choose independent agencies that share our philosophies. They generally do business person to person; offer broad, value-added services; and manage their agencies professionally, targeting long-term success. We develop our relationships with agencies, providing important knowledge of local market trends, opportunities and challenges.

Our associates work to support agencies with tools and resources that help communicate the value of choosing an independent insurance agent and our insurance policies to their clients and prospective clients. We help our agencies meet the broader needs of their clients and increase and diversify their revenues and profitability by offering insurance solutions beyond our standard market property casualty insurance products. We market life insurance products through the agencies that offer our property casualty products and through other independent life agencies that represent Cincinnati Life without also representing our other subsidiaries. We operate our own excess and surplus lines insurance brokerage firm and insurance carrier so that we can offer our excess and surplus lines products exclusively to the independent agencies who market our other property casualty insurance products. Insurers operating in the excess and surplus lines marketplace generally market business through nonaffiliated excess and surplus lines brokers.

The specialized nature of our other insurance operations helps avoid conflicts with the independent agency distribution channel. Cincinnati Re typically markets through broker organizations or similar intermediaries that specialize in reinsurance. Cincinnati Global markets its business through brokers and coverholders. Coverholders are entities that can be authorized by a Lloyd's syndicate to underwrite policies, manage risks, collect premiums or arrange claims settlements up to agreed upon limits.

The table below includes data about property casualty agency relationships that market our standard market insurance products. It does not include Lloyd's brokers or coverholders that source business for Cincinnati Global.

Agency Data	Years ended December 31,
	2021	2020
Property casualty agency relationships, January 1	1,848	1,796
New appointments that market all or most of The Cincinnati Insurance Companies' products	155	133
New appointments that market only personal lines insurance products for Cincinnati Insurance	59	58
Changes due to consolidation and other	(141)	(139)
Property casualty agency relationships, December 31	1,921	1,848

Property casualty reporting locations	2,721	2,578

New relationship appointments	159	119

Active states	46	45

The annual total of agency new appointments may be partially offset by other changes in agency structures, such as consolidation through mergers or acquisitions. An increasing number of agencies have multiple, separately identifiable locations, reflecting their growth as well as consolidation of ownership within the independent
Cincinnati Financial Corporation - 2021 10-K - Page 7

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

On average, we have a 5.5% share of the standard lines property casualty insurance purchased through our reporting agency locations, according to 2020 data from agency surveys. Our share is 11.6% in reporting agency locations that have represented us for more than 10 years; 4.3% in agencies that have represented us for six to 10 years; 1.9% in agencies that have represented us for two to five years; and 0.3% in agencies that have represented us for one year or less.

Our largest single agency relationship accounted for approximately 0.6% of our total property casualty earned premiums in 2021. No aggregate locations under a single ownership structure accounted for more than 5% of our earned premiums in 2021.

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
•Our $13.022 billion fixed-maturity portfolio is diversified and exceeds total insurance reserves. The portfolio had an average rating of A3/A, and its fair value exceeded total insurance reserve liabilities by approximately 26% at December 31, 2021. No corporate bond exposure accounted for more than 0.9% of our fixed-maturity portfolio, and no municipal exposure accounted for more than 0.2%.
•The strength of our fixed-maturity portfolio provides an opportunity to invest for potential capital appreciation by purchasing equity securities. Our $11.315 billion equity portfolio minimizes concentrations in single stocks or industries. At December 31, 2021, no single security accounted for more than 8.0% of our portfolio of publicly traded common stocks, and no single sector accounted for more than 32%.
Strong liquidity increases our flexibility through all periods to maintain our cash dividend and to continue to invest in and expand our insurance operations. At December 31, 2021, we held $5.099 billion of our cash and invested assets at the parent-company level, of which $4.774 billion, or 93.6%, was invested in common stocks, and $211 million, or 4.1%, was cash and cash equivalents.

We minimize reliance on debt as a source of capital, with a debt-to-total-capital ratio of 6.0% at year-end 2021. Long-term debt at year-end 2021 totaled $789 million, up $1 million from year-end 2020, and our short-term debt was $54 million, matching the end of the prior year. The long-term debt consists of three nonconvertible, noncallable debentures, two due in 2028 and one in 2034. Ratings for our long-term debt are discussed in Item 7, Liquidity and Capital Resources, Long-Term Debt of Management’s Discussion and Analysis.

Cincinnati Financial Corporation - 2021 10-K - Page 8

At year-end 2021 and 2020, risk-based capital (RBC) for our standard market property casualty insurance, excess and surplus lines insurance and life insurance subsidiaries was strong, far exceeding regulatory requirements.
•We ended 2021 with a 0.9-to-1 ratio of property casualty premiums to surplus, a key measure of property casualty insurance company capacity and security. A lower ratio indicates more security for policyholders and greater capacity for growth by an insurer. We believe our ratio provides ample flexibility to diversify risk by expanding our operations into new geographies and product areas. The estimated industry average ratio was 0.7-to-1 at year-end 2021, based on industry data reported through the first nine months of 2021. On a statutory consolidated property casualty insurance basis, our ratio of investments in common stock, at fair value, to statutory capital and surplus was 83.6% at year-end 2021 compared with 82.6% at year-end 2020.
•We ended 2021 with a 7.4% ratio of life statutory adjusted risk-based surplus to liabilities, a key measure of life insurance company capital strength. A higher ratio indicates an insurer’s stronger security for policyholders and capacity to support business growth. Our life insurance subsidiary’s RBC at year-end 2021 was 5.0 times the authorized control level RBC.

(Dollars in millions) Statutory Information	At December 31,
	2021	2020
Standard market property casualty insurance subsidiary
Statutory capital and surplus	$7,247	$5,838
Risk-based capital	7,279	5,860
Authorized control level risk-based capital	1,093	924

Risk-based capital to authorized control level risk-based capital ratio	6.7	6.3
Written premium to surplus ratio	0.9	1.0

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

At February 23, 2022, our insurance subsidiaries continued to be highly rated.

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

On February 2, 2022, A.M. Best affirmed its ratings, continuing its stable outlook. On November 17, 2021, Fitch affirmed its ratings, continuing its stable outlook. On July 30, 2021, Moody's affirmed its ratings, continuing its stable outlook. On July 26, 2021, S&P affirmed its ratings, continuing its stable outlook.

Cincinnati Financial Corporation - 2021 10-K - Page 9

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

In our 10 highest volume states for consolidated property casualty premiums, 1,359 reporting agency locations wrote 52.1% of our 2021 consolidated property casualty earned premium volume compared with 1,316 locations and 53.3% in 2020. We continue efforts to geographically diversify our property casualty risks.

Our 10 largest states based on property casualty premium volume, excluding Cincinnati Re and Cincinnati Global, are shown in the table below.

(Dollars in millions)	Earned premiums	% of total earned	Agency locations	Average premium per location
Year ended December 31, 2021
Ohio	$889	14.4%	253	$3.5
Illinois	339	5.5	173	2.0
North Carolina	291	4.7	110	2.6
Georgia	289	4.7	110	2.6
Pennsylvania	282	4.6	152	1.9
Indiana	266	4.3	113	2.4
New York	264	4.3	160	1.7
Tennessee	204	3.3	69	3.0
Michigan	200	3.2	143	1.4
Virginia	195	3.1	76	2.6

Field Focus Emphasizing Service
We rely on our force of 1,814 field associates to provide service and be accountable to our agencies for decisions we make at the local level. These associates live in the communities our agents serve, so they are readily available when agencies or policyholders need them. While their work is often conducted at the premises of the agency or policyholder, they also work from offices in their homes. Headquarters associates support agencies and field associates with underwriting, accounting, technology assistance, training and other services. Company executives and headquarters associates typically travel to visit agencies, strengthening the personal relationships we have with these organizations. Agents have opportunities for direct, personal conversations with our senior management team, and headquarters associates have opportunities to refresh their knowledge of marketplace conditions and field activities.

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
Cincinnati Financial Corporation - 2021 10-K - Page 10

Our claims philosophy reflects our belief that we prosper as a company by responding to claims person to person, paying covered claims promptly, preventing false claims from unfairly adding to overall premiums and building financial strength to meet future obligations.

Our 894 locally based field claims associates work from their homes and are assigned to specific agencies. They respond personally to policyholders and claimants and are equipped to handle a claim from nearly anywhere. We believe we have a competitive advantage because of the person-to-person approach and the resulting high level of service that our field claims representatives and Express Claims Center associates deliver. For field claims associates handling excess and surplus lines claims, guidance is provided by headquarters-based excess and surplus lines claims managers. Claims may be reported directly to us by calling our claims call center, online via our company website or through the MyCincinnati app using a mobile device.

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

Our 31 associates working in the Special Investigations Unit (SIU) include former law enforcement and claims professionals whose qualifications make them well suited to gathering facts to uncover potential fraud. While we believe our job is to pay what is due under each policy contract, we also want to prevent false claims from unfairly increasing overall premiums. Our SIU also operates a computer forensics lab that supports field investigation efforts in various ways including assistance with video evidence and data recovery.

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

Cincinnati Financial Corporation - 2021 10-K - Page 11

Human Capital
At the end of 2021, we employed 5,166 associates, including 3,284 headquarters associates who provide support to 1,814 field associates and 68 associates for Cincinnati Global. The associate voluntary turnover rate had been approximately 5% for several years prior to 2021, when it increased to approximately 10%.

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

We use multiple channels to ensure we recruit a diverse workforce rich with ideas and knowledge. For example, we build relationships with future talent by partnering with career services departments, faculty and staff, and Diversity and Inclusion Offices at local and regional colleges and universities along with historically Black colleges and universities.

We offer a base pay level for all roles that is competitive, market-based and re-evaluated on a recurring basis. The base pay is complemented by a matching 401(k) program, annual cash bonus and stock ownership opportunities along with healthcare benefits to provide a comprehensive compensation and benefits package. In addition, we have many special programs that appeal to associates while aligning with our corporate values. Despite an uptick during 2021 in our voluntary turnover rate, we believe it indicates overall associate satisfaction with their working environment, compensation and benefits.

We strive to offer equal pay for equal work and use independent consultants to conduct gender and ethnic minority pay equity studies examining total direct compensation, which consists of base salary, cash bonus and equity awards. Using a multivariate regression analysis, the independent studies in 2021 showed that we administer pay fairly and equitably because the factors used to make compensation decisions, such as role, salary grade, tenure and performance do in fact drive compensation awarded to each associate. More information about the studies is available in our Environmental, Social and Governance Report available on the Sustainability page of our website, cinfin.com/sustainability, which is not incorporated by reference in this Annual Report on Form 10-K.

We offer all regular, full- and part-time associates the opportunity to participate in the CFC Savings Plan, our 401(k) plan. We also offer all full-time associates the opportunity to purchase health, prescription, vision and dental insurance. Associates enrolled in our health plan can receive a free biometric screening – either onsite at our headquarters or with their personal physician. The screening helps associates learn about their health and identify risk factors while earning a company contribution into their Health Savings Account.

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

Cincinnati Financial Corporation - 2021 10-K - Page 12

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

The table below shows net written premiums by segment and business line at year-end 2021, 2020 and 2019. We discuss our insurance segments in their respective sections later in this report.

(Dollars in millions)	2021	2020	2019	Percent of total 2021
Segment:
Commercial lines insurance	$3,811	$3,534	$3,410	55.8%
Personal lines insurance	1,594	1,503	1,435	23.4
Excess and surplus lines insurance	426	348	303	6.2
Life insurance	346	328	318	5.1
Other	648	479	368	9.5
Total	$6,825	$6,192	$5,834	100.0%

Business line:
Commercial lines insurance:
Commercial casualty	$1,315	$1,205	$1,131	19.2%
Commercial property	1,090	1,019	985	16.0
Commercial auto	816	763	735	12.0
Workers' compensation	269	266	294	3.9
Other commercial	321	281	265	4.7
Total commercial lines insurance	3,811	3,534	3,410	55.8

Personal lines insurance:
Personal auto	608	611	620	8.9
Homeowner	769	693	631	11.3
Other personal	217	199	184	3.2
Total personal lines insurance	1,594	1,503	1,435	23.4

Excess and surplus lines insurance	426	348	303	6.2

Life insurance:
Term life insurance	218	202	196	3.2
Universal life insurance	34	34	37	0.5
Other life insurance and annuity products	94	92	85	1.4
Subtotal	346	328	318	5.1

Other	648	479	368	9.5
Total	$6,825	$6,192	$5,834	100.0%

Cincinnati Financial Corporation - 2021 10-K - Page 13

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

Cincinnati Financial Corporation - 2021 10-K - Page 14

Commercial Lines Insurance Segment
In 2021, the commercial lines insurance segment contributed net earned premiums of $3.674 billion, representing 38.2% of consolidated total revenues. This segment reported profit before income taxes of $598 million. Commercial lines net earned premiums rose 6% in 2021 and 5% in 2020.

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
•Other commercial lines – This includes several other types of insurance products for businesses, including:
◦Management liability and surety – Includes director and officer (D&O) liability insurance, which covers liability for actual or alleged errors in judgment, breaches of duty or other wrongful acts related to activities of organizations and can optionally include other liability coverages. We market primarily to nonprofit organizations, privately held businesses, healthcare organizations, financial institutions and educational institutions. The for-profit portion includes approximately 170 bank or savings and loan financial institutions, with none having assets of $1 billion or more. The surety portion includes contract and commercial surety bonds for losses resulting from dishonesty, failure to perform and other acts and also includes fidelity bonds for fraudulent acts by specified individuals or dishonest acts by employees. Management liability coverage can also include cyber insurance as an affirmative coverage option on various insurance policies. We cede all of the related premiums to a reinsurer, therefore transferring substantially all of that risk. Ceded premiums for 2021 included $37 million for cyber insurance.
◦Machinery and equipment – Specialized coverage provides protection for loss or damage to boilers and machinery, including production and computer equipment and business interruption, due to sudden and accidental mechanical breakdown, steam explosion or artificially generated electrical current.

Our history of emphasizing products and services that agencies can market to small or midsized businesses in their communities remains a critical piece of our strategy even as we expand our appetite to insure larger businesses. While some of our property casualty agencies market only our personal lines or management liability and surety products, approximately 84% offer some or all of our standard market commercial insurance products.

Cincinnati Financial Corporation - 2021 10-K - Page 15

In 2021, our 10 highest volume commercial lines states generated 56.7% of our earned premiums compared with 57.1% in 2020. The aggregate number of reporting agency locations in our 10 highest volume states increased to 1,174 in 2021 from 1,150 in 2020.

Our 10 largest states based on commercial lines premium volume are shown in the table below.

(Dollars in millions)	Earned premiums	% of total earned	Agency locations	Average premium per location
Year ended December 31, 2021
Ohio	$539	14.7%	242	$2.2
Illinois	225	6.1	152	1.5
Pennsylvania	219	6.0	140	1.6
North Carolina	195	5.3	108	1.8
Indiana	183	5.0	109	1.7
Virginia	152	4.1	70	2.2
Georgia	151	4.1	96	1.6
Tennessee	146	4.0	69	2.1
Missouri	137	3.7	55	2.5
Michigan	136	3.7	133	1.0

For new commercial lines business, policy-by-policy underwriting and pricing is coordinated by our locally based field marketing representatives who are also responsible for selecting new independent agencies. Our agents and our team of field associates get to know the people and businesses in their communities and can make informed decisions about each risk.

Commercial lines policy renewals are managed by headquarters underwriters who are assigned to specific agencies and consult with local field associates as needed. As part of our team approach, headquarters underwriters also help oversee agency growth and profitability. They are responsible for formal issuance of all new business and renewal policies as well as policy endorsements. Further, the headquarters underwriters provide day-to-day customer service to agencies and our field marketing representatives by offering technical and industry expertise and product training, helping to determine underwriting eligibility and assisting with the mechanics of premium determination. We also continue a target markets emphasis to analyze opportunities and to develop new products and services, new coverage options and improvements to existing insurance products.

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

Our historical emphasis on small to midsized businesses is reflected in the mix of our commercial lines premium volume by policy size. Approximately 75% of our commercial in-force policies have annual premiums of $10,000 or less, accounting in total for approximately 20% of our 2021 commercial lines premium volume. The remainder of policies have annual premiums greater than $10,000, including policies with annual premiums greater than $100,000 that account for approximately 30% of our 2021 commercial lines premium volume. Our average commercial lines policy size is approximately $13,000 in annual premiums.

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
Cincinnati Financial Corporation - 2021 10-K - Page 16

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

The general liability exposure basis may be audited annually. Commercial auto, workers’ compensation, professional liability and most umbrella liability coverages within multi-year packages are rated at each of the policy’s annual anniversaries for the next one-year period. The annual pricing could incorporate rate changes approved by state insurance regulatory authorities between the date the policy was written and its annual anniversary date, as well as changes in risk exposures and premium credits or debits relating to loss experience and other underwriting judgment factors. We estimate that approximately 75% of 2021 commercial premiums were subject to annual rating or were written on a one-year policy term. That 75% includes approximately one-third of policies offered on a three-year policy term that expire during any given year.

We believe our commercial lines insurance segment premiums reflect a higher concentration, relative to industry commercial lines premiums, in contractor-related businesses. Since economic activity related to construction, which can heavily influence insured exposures of contractors, may experience cycles that vary significantly with the economy as a whole, our commercial lines premium trends could vary from commercial lines premium trends for the property casualty insurance industry. In 2021, we estimated that 39% of our general liability premiums, and 37% of our workers’ compensation premiums, came from the construction industry based on North American Industry Classification System (NAICS) codes.

Cincinnati Financial Corporation - 2021 10-K - Page 17

Personal Lines Insurance Segment
The personal lines insurance segment contributed net earned premiums of $1.542 billion to 2021 consolidated total revenues, or 16.0% of the total, and reported profit before income taxes of $97 million. Personal lines net earned premiums rose 5% in 2021 and 4% in 2020.

We prefer to write personal lines coverage in accounts that include both auto and homeowner coverages as well as coverages that are part of our other personal business line. At the end of 2021, for example, approximately 83% of our homeowner policies were accompanied by a personal auto policy in the same account. As a result of our account-based approach, we believe that our personal lines business is best measured and evaluated on a segment basis. However, we provide line of business data to summarize growth and profitability trends separately for three business lines:
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

At year-end 2021, we marketed personal lines insurance products through 1,974, or approximately 73%, of our 2,721 agency reporting locations. The 1,974 personal lines agency locations were in 45 of the 46 states in which we offered property casualty insurance. Those agencies produced approximately 1.0 million personal lines policies in force for us, representing approximately 385,000 policyholders.

Expansion of our personal lines insurance segment includes marketing through independent agencies to profitably grow our premiums for products and services offered to their high net worth personal lines clients. In 2021, our appointed agencies produced for us approximately $663 million of net written premiums in total from policyholders with insured home values of $1 million or more, up 28% from 2020. We estimate those policyholders represent approximately 20% of our total personal lines policyholders.

In 2021, our 10 highest volume personal lines states generated 64.8% of our earned premiums compared with 65.2% in 2020. In 2015, our 10 highest volume personal lines states generated 78.5% of our earned premiums. The reduction in that percentage indicates progress over time toward our long-term objective of geographic diversification through new states for our personal lines operation. The aggregate number of reporting agency locations in our 10 highest volume states increased to 1,002 in 2021 from 957 in 2020.

Cincinnati Financial Corporation - 2021 10-K - Page 18

Our 10 largest states based on personal lines premium volume are shown in the table below.

(Dollars in millions)	Earned premiums	% of total earned	Agency locations	Average premium per location
Year ended December 31, 2021
Ohio	$319	20.7%	231	$1.4
Georgia	117	7.6	91	1.3
New York	106	6.9	105	1.0
Illinois	82	5.3	123	0.7
North Carolina	75	4.9	88	0.9
California	70	4.6	70	1.0
Indiana	67	4.3	92	0.7
Alabama	63	4.1	49	1.3
Michigan	51	3.3	100	0.5
Kentucky	47	3.1	53	0.9

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

Cincinnati Financial Corporation - 2021 10-K - Page 19

Excess and Surplus Lines Insurance Segment
The excess and surplus lines segment contributed net earned premiums of $398 million to 2021 consolidated total revenues, or 4.1% of the total, and reported profit before income taxes of $44 million. Excess and surplus lines net earned premium increased 22% in 2021 and 17% in 2020.

Our excess and surplus lines policies typically cover business risks with unique characteristics, such as the nature of the business or its claim history, that are difficult to profitably insure in the standard commercial lines market. Excess and surplus lines insurers have more flexibility in coverage terms and rates compared with standard lines companies, generally resulting in policies with higher rates and terms and conditions customized for specific risks, including restricted coverage where appropriate. We target small to midsized risks, and policyholders in many cases also have standard market insurance with one of our other subsidiaries. Our average excess and surplus lines policy size is approximately $8,000 in annual premiums, and the majority have coverage limits of $1 million or less. All of our excess and surplus lines policies are written for a maximum term of one year. Approximately 91% of our 2021 earned premiums for the excess and surplus lines insurance segment provided commercial casualty coverages and about 9% provided commercial property coverages. Those coverages are described below.
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

At the end of 2021, we marketed excess and surplus lines insurance products in each of the 41 states in which we offer standard market commercial lines insurance. Offering excess and surplus lines helps agencies representing The Cincinnati Insurance Companies meet the insurance needs of their clients when coverage is unavailable in the standard market. By providing outstanding service, we can help agencies grow and prosper while also profitably growing our property casualty business.

In 2021, our 10 highest volume excess and surplus lines states generated 54.9% of our earned premiums, compared with 55.0% in 2020.

Our 10 largest states based on excess and surplus lines premium volume are shown in the table below.

(Dollars in millions)	Earned premiums	% of total earned
Year ended December 31, 2021
Illinois	$31	7.8%
Ohio	30	7.6
Texas	24	6.1
New York	22	5.6
Pennsylvania	22	5.5
North Carolina	21	5.3
Georgia	20	5.0
Missouri	16	4.1
Indiana	16	4.0
Minnesota	16	3.9

Cincinnati Financial Corporation - 2021 10-K - Page 20

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

Cincinnati Financial Corporation - 2021 10-K - Page 21

Life Insurance Segment
The life insurance segment contributed $298 million of net earned premiums, representing 3.1% of 2021 consolidated total revenues, and reported a loss before income taxes of $16 million. Life insurance net earned premiums grew 3% in 2021 and 7% in 2020.

The Cincinnati Life Insurance Company supports our agency-centered business model by deepening the relationships we have with agents while also diversifying revenue and profitability for both the agency and our company. We primarily focus on life products that feature a steady stream of premium payments and that have the potential for generating revenue growth through increasing demand.

Life Insurance Business Lines
Four lines of business that account for more than 99% of the life insurance segment’s revenues are:
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

Cincinnati Financial Corporation - 2021 10-K - Page 22

Life Insurance Distribution
Cincinnati Life is licensed in 49 states and the District of Columbia. At year-end 2021, approximately 80% of our 1,921 property casualty agency relationships offered Cincinnati Life products to their clients. We also develop life business from approximately 356 other independent life insurance agencies. We are careful to solicit business from these other agencies in a manner that does not conflict with or compete with the marketing and sales efforts of our property casualty agencies.

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
•Term life insurance is our largest life insurance product line. We continue to develop and offer term products with features our agents indicate are important, such as a return of premium benefit and an accelerated underwriting option.
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

In 2021, our five highest volume states for life insurance premiums, based on information contained in statements filed with state insurance departments, are shown in the table below.

(Dollars in millions)	Premiums	% of total
Year ended December 31, 2021
Ohio	$57	15.7%
Pennsylvania	27	7.4
Illinois	22	6.0
Indiana	21	5.7
Georgia	19	5.3

Cincinnati Financial Corporation - 2021 10-K - Page 23

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

The fair value of our investment portfolio was $24.337 billion and $21.194 billion at year-end 2021 and 2020, respectively, as shown in the table below. The overall portfolio increased, reflecting an unrealized gain position and fair value increase. The fair value increased largely due to equity markets that rose during 2021. The unrealized gain position in our fixed-maturity investments decreased in 2021, primarily due to an increase in interest rates such as U.S. Treasury yields.

(Dollars in millions)	At December 31, 2021				At December 31, 2020
	Cost or amortized cost	Percent of total		Percent of total	Cost or amortized cost	Percent of total		Percent of total
			Fair value				Fair value
Taxable fixed maturities	$8,344	51.0%	$8,858	36.4%	$7,363	48.3%	$8,053	38.0%
Tax-exempt fixed maturities	3,886	23.8	4,164	17.1	3,949	25.9	4,285	20.2
Common equities	3,697	22.6	10,862	44.6	3,640	23.9	8,541	40.3
Nonredeemable preferred equities	424	2.6	453	1.9	287	1.9	315	1.5
Total	$16,351	100.0%	$24,337	100.0%	$15,239	100.0%	$21,194	100.0%

The cash we generate from insurance operations historically has been invested in two broad categories of investments:
•Fixed-maturity investments – Includes taxable and tax-exempt bonds and redeemable preferred stocks. During 2021, net purchases offset the combined effect of a net decrease in unrealized gains, sales and calls of fixed-maturity securities in our portfolio. During 2020, net purchases and a net increase in unrealized gains offset sales and calls.
•Equity investments – Includes common and nonredeemable preferred stocks. During 2021, the combined effect of purchases and a net increase in fair value offset sales of equity securities in our portfolio. During 2020, purchases and a net increase in fair value offset sales.

In addition to securities held in our investment portfolio at year-end 2021, other invested assets included $227 million of private equity investments, $36 million of real estate through direct property ownership and development projects in the United States, $35 million held on deposit at Lloyd's and $31 million of life policy loans.

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

Cincinnati Financial Corporation - 2021 10-K - Page 24

At December 31, 2021, our investment-grade and noninvestment-grade fixed-maturity securities represented 80.2% and 5.3% of the portfolio, respectively. The remaining 14.5% represented fixed-maturity securities that were not rated by Moody’s or S&P. Our nonrated securities include smaller municipal issues and private placement corporate securities. Many of these, although not rated by Moody’s or S&P, are rated by the Securities’ Valuation Office of the National Association of Insurance Commissioners (NAIC). Also included in this category are smaller public corporate securities, many of which carry a rating by an agency other than Moody’s or S&P, such as Fitch or Kroll.

Other selected attributes of the fixed-maturity portfolio are shown in the table below. Additional maturity periods and other information for our fixed-maturity portfolio are shown in Item 8, Note 2 of the Consolidated Financial Statements.

	At December 31,
	2021		2020
Weighted average yield-to-amortized cost	4.02%		4.12%
Weighted average maturity	8.0	yrs	7.5	yrs
Effective duration	4.8	yrs	4.5	yrs

The fair values of our taxable fixed-maturity securities portfolio at the end of the last two years were:

(Dollars in millions)	At December 31,
	2021	2020
Investment-grade corporate	$6,807	$6,416
States, municipalities and political subdivisions	931	712
Noninvestment-grade corporate	690	479
Commercial mortgage-backed	273	285
United States government	123	120
Foreign government	26	29
Government-sponsored enterprises	8	12
Total	$8,858	$8,053

While our strategy typically is to buy and hold fixed-maturity investments to maturity, we monitor credit profiles and fair value movements when determining holding periods for individual securities. With the exception of U.S. agency issues, no individual issuer's securities accounted for more than 1.3% of the taxable fixed-maturity portfolio at year-end 2021. Investment-grade corporate bonds had an average rating of Baa1 by Moody’s or BBB by S&P at year-end 2021. Our taxable fixed-maturity portfolio included $273 million of commercial mortgage-backed securities with an average rating of Aa2/AA at year-end 2021.

Relative to a broad bond market index such as the Barclay’s Aggregate, we are most heavily exposed to the investment grade corporate bond asset class. Within that asset class, we have a weighting of 41.2% for the financial sector, higher than the 34.0% weighting for the financial sectors of the Bank of America Merrill Lynch U.S. Corporate Index. Relative to the Barclay’s Aggregate, we are overweight in the commercial mortgage-backed securities asset class while having no exposure to the much larger residential mortgage-backed market.

At December 31, 2021, we had $4.164 billion of tax-exempt fixed-maturity securities with an average rating of Aa2/AA by Moody’s and S&P. The portfolio is well diversified among approximately 1,700 municipal bond issuers. No single municipal issuer accounted for more than 0.6% of the tax-exempt fixed-maturity portfolio at year-end 2021.

Cincinnati Financial Corporation - 2021 10-K - Page 25

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

For federal income tax purposes, taxes on gains from appreciated investments generally are not due until securities are sold. We believe that the appreciated value of equity securities, compared with the cost of securities that is generally used as a tax basis, is a useful measure to help evaluate how fair value can change over time. On this basis, the net unrealized investment gains at year-end 2021 consisted of a net gain position in our equity portfolio of $7.194 billion. Events or factors such as economic growth or recession can affect the fair value of our equity securities.

At year-end 2021, Apple Inc. (Nasdaq:AAPL) was our largest single common stock investment, comprising 7.9% of our publicly traded common stock portfolio and 3.5% of the entire investment portfolio. The parent company held 43.9% of our common stock holdings (measured by fair value). The distribution of the portfolio among industry sectors is shown in the table below.

Common Stock Portfolio Industry Sector Distribution

	Percent of common stock portfolio
	At December 31, 2021		At December 31, 2020
	Cincinnati Financial	S&P 500 Industry Weightings	Cincinnati Financial	S&P 500 Industry Weightings
Sector:
Information technology	31.1%	29.2%	28.3%	27.6%
Financial	14.2	10.7	14.2	10.4
Healthcare	13.5	13.3	13.3	13.5
Industrials	11.1	7.8	12.3	8.4
Consumer discretionary	8.3	12.5	8.9	12.7
Consumer staples	6.9	5.9	6.7	6.5
Materials	4.4	2.5	5.1	2.6
Energy	4.0	2.7	3.8	2.3
Real estate	2.7	2.8	2.7	2.4
Utilities	2.2	2.5	2.6	2.8
Telecomm services	1.6	10.1	2.1	10.8
Total	100.0%	100.0%	100.0%	100.0%

We evaluate nonredeemable preferred stocks in a manner similar to our evaluation of fixed-maturity investments, seeking attractive relative yields. We generally focus on investment-grade nonredeemable preferred stocks issued by companies with strong histories of paying common dividends, providing us with another layer of protection. Consideration is also given to nonredeemable preferred stocks that offer a dividend received deduction for income tax purposes. We purchased $173 million and $79 million of nonredeemable preferred stocks in this portfolio during 2021 and 2020, respectively.
Cincinnati Financial Corporation - 2021 10-K - Page 26

Other
What we report as Other includes the noninvestment operations of the parent company and its noninsurer subsidiary, CFC Investment Company. At year-end 2021, this subsidiary had $98 million in receivables related to its commercial leasing and financing services, compared with $95 million in receivables at year-end 2020.

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

Net written premiums for Cincinnati Re totaled $461 million in 2021, compared with $302 million in 2020. Approximately 32% of 2021 net written premiums was for property exposures that include risk of loss from natural catastrophes and approximately 55% was for casualty exposures from various liability risks. The remainder of approximately 13% was a combination of what we consider to be more specialized coverages that include, but are not limited to, credit risk transfer related to residential mortgages, marine and energy risks and cyber risks.

Also reported as Other are the results of Cincinnati Global, our London-based global specialty underwriter for Lloyd's Syndicate 318, which we acquired on February 28, 2019. We expect it to contribute to future earnings and book value growth. We also believe it should provide opportunities to support business produced by our independent agencies in new geographies and lines of business.

Net written premiums for Cincinnati Global totaled $187 million in 2021, compared with $177 million in 2020. Most of the 2021 premiums were for U.S. and international property exposures that include risk of loss from natural catastrophes, including approximately 65% classified as direct and facultative and 23% as binder, where binding authority has been granted to various coverholders. The coverholders are mostly in the U.S., and we believe they have the ability to successfully underwrite and manage risks. The remainder, approximately 12%, was for other classes of business that include trade credit, terrorism, specie coverage for high-value portable property and contingency insurance with coverage for film and entertainment risks or event cancellation.
Cincinnati Financial Corporation - 2021 10-K - Page 27

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
The domestic insurance company subsidiaries must give 30 days of notice to, and obtain prior approval from, the state insurance commissioner before the payment of an extraordinary dividend as defined by the state’s insurance code. You can find information about the dividends paid by our insurance subsidiary during 2021 in Item 8, Note 9 of the Consolidated Financial Statements.
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
Cincinnati Financial Corporation - 2021 10-K - Page 28

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

Cincinnati Financial Corporation - 2021 10-K - Page 29

We operate in limited foreign jurisdictions. Our foreign insurance subsidiary Cincinnati Global Underwriting Ltd., based in the United Kingdom (U.K.), holds a group of companies led by our managing agency, Cincinnati Global Underwriting Agency Ltd., of Lloyd’s Syndicate 318, which is regulated by The Prudential Regulation Authority (PRA) and The Financial Conduct Authority (FCA). The PRA’s primary objective with respect to insurers is to promote the safety and soundness of insurers for the protection of policyholders, while the FCA has three operational objectives: (i) to secure an appropriate degree of protection for consumers; (ii) to protect and enhance the integrity of the U.K. financial system; and (iii) to promote effective competition in the interests of consumers in the financial services markets. The PRA/FCA’s Senior Managers and Certification Regime provides regulatory frameworks for standards of fitness and propriety, conduct and accountability for individuals in positions of responsibility at insurers. The PRA and FCA have also delegated certain additional regulatory responsibilities to the Council of Lloyd’s. By virtue of Lloyd’s international licenses, we can write business in various countries throughout the world. In each such country, we are subject to the laws and insurance regulations of that jurisdiction.

Our operations in the U.K. are further subject to regulation by the European Union (EU). Generally, EU requirements are adopted by the EU and then implemented by enabling legislation in the member countries. Significant areas of oversight and influence from the EU include capital, solvency and risk management requirements (Solvency II), competition law and antitrust regulation, intermediary and distribution regulation, gender discrimination and data protection and privacy (General Data Protection Regulation). The applicability of EU regulation to our U.K. business is likely to change in ways yet to be fully determined as a result of the U.K.’s exit from the EU.
Cincinnati Financial Corporation - 2021 10-K - Page 30

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

We understand that a cybersecurity incident is just one example of an event that could affect our future performance. We work to keep our systems and data secure while continuing to increase our understanding of cybersecurity risk through risk management efforts and testing by third-party experts of our cybersecurity program structure and capabilities. Those efforts include blocking attempted cyber intrusions, defending against denial of service attacks, performing frequent vulnerability assessments and maintaining procedures to ensure timely notification of critical cybersecurity incidents and related disclosure controls. We also have developed procedures and reporting processes when we identify an attempted cyber intrusion to the system of one of our independent agents. Cybersecurity matters are an important part of reporting to our executive management team, risk committee, disclosure committee and the board of directors, including its audit committee. Effects of cyberattacks can happen to any corporation and they can be significant, including additional costs for remediation, litigation and reputational damage.

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

Cincinnati Financial Corporation - 2021 10-K - Page 31

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

Cincinnati Financial Corporation - 2021 10-K - Page 32

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

According to these models, probable maximum loss estimates from a single hurricane event that combine the effects of property casualty insurance written on a direct basis by The Cincinnati Insurance Companies, the Cincinnati Re reinsurance portfolio and risks insured by Cincinnati Global include the following amounts, net of amounts recoverable through reinsurance ceded and also income taxes, and including the effects of estimated reinstatement premiums: $428 million for a once-in-a-100-year event and $602 million for a once-in-a-250-year event. Please see Item 7, Liquidity and Capital Resources, 2022 Reinsurance Programs, for a discussion of modeled losses considered in evaluating our risk mitigation strategy, which includes our ceded reinsurance program.

Cincinnati Financial Corporation - 2021 10-K - Page 33

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

The occurrence of terrorist attacks in the geographic areas we serve could result in substantially higher claims under our insurance policies than we have anticipated. Our insurance policies provide coverage for terrorism risk in all areas we serve, including Tier 1 and Tier 2 cities. We have exposure to small co-op utilities, water utilities, wholesale fuel distributors, small shopping malls and small colleges throughout our 46 active states and, because of the number of associates located there, our Fairfield, Ohio, headquarters. Additionally, our life insurance subsidiary could be adversely affected in the event of a terrorist event or an epidemic, particularly if the epidemic were to affect a broad range of the population, or affects the overall economy. Our associate health plan is self-funded and could similarly be affected.

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

Our geographic concentration ties our performance to business, economic, environmental and regulatory conditions in certain states. We market our standard market property casualty insurance products in 46 states, but our business is concentrated in the Midwest and Southeast. We also have exposure in states where we do not actively market insurance when clients of our independent agencies have businesses or properties in multiple states.

The Cincinnati Insurance Company continues to expand its Cincinnati Re reinsurance assumed operations and has staffed it with seasoned underwriting and analytical talent who strive to assume risks that we understand well, both quantitatively and qualitatively. Business written includes treaties that provide coverage for property catastrophe and terrorism events on a worldwide basis. Based on treaties in effect at January 1, 2022, the largest loss exposure to us for Cincinnati Re is from natural catastrophe events. That exposure includes probable maximum loss estimates, on a marginal basis, of the following amounts: $174 million for a once-in-a-100-year event and $167 million for a once-in-a-250-year event. Those effects represent a single hurricane event and include the effects of income taxes, estimated reinstatement premiums and applicable reinsurance ceded, including any retrocessions for reinsurance assumed, and estimated reinstatement premiums. They are based on probable maximum loss estimates from the Applied Insurance Research Touchstone® version 8.0 catastrophe model. The marginal basis reflects diversification effects of the Cincinnati Re reinsurance portfolio and property casualty insurance written on a direct basis by The Cincinnati Insurance Companies. Ignoring diversification effects provided by those two components, on a standalone basis, probable maximum loss estimates for Cincinnati Re include the following amounts: $201 million for a once-in-a-100-year event and $230 million for a once-in-a-250-year event. If there is a high frequency of large property catastrophe or terrorism events, or a single extreme event, during the coverage period of these treaties, our financial position and results of operations could be materially affected.

We are also expanding Cincinnati Global, our global specialty underwriter with premiums primarily for U.S. and international property exposures, given its seasoned underwriting talent. At January 1, 2022, the largest loss exposure to us for Cincinnati Global is from natural catastrophe events. That exposure includes probable maximum loss estimates of the following amounts: $49 million for a once-in-a-100-year event and $78 million for a once-in-a-250-year event. Those effects are on a standalone basis and represent a single hurricane event and include the effects of income taxes, applicable reinsurance ceded and estimated reinstatement premiums. They are based on probable maximum loss estimates from the Applied Insurance Research Touchstone version 8.0 catastrophe model. If there is a high frequency of large property catastrophe or terrorism events, or a single extreme
Cincinnati Financial Corporation - 2021 10-K - Page 34

event, during the coverage period of its policies, our financial position and results of operations could be materially affected.

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
In March 2020, the outbreak of COVID-19, also known as the novel coronavirus SARS-CoV-2, was recognized as a pandemic by the World Health Organization. The outbreak was widespread in the United States, including in the markets in which we operate. Like many companies in the property casualty insurance industry, our property casualty subsidiaries were named as defendants in lawsuits seeking insurance coverage under commercial property insurance policies issued by the company for alleged losses resulting from the shutdown or suspension of their businesses due to the COVID-19 pandemic. Risks to our business include legislation or court decisions that extend business interruption insurance in commercial property coverage forms to cover claims for pure economic loss related to the COVID-19 pandemic. Legislative initiatives and pending litigation are ongoing in numerous jurisdictions, and we cannot provide assurance that we will not be impacted by adverse legislation or adverse judicial rulings in certain of these jurisdictions. These actions seek to extend coverage beyond the terms and conditions we intended for those policies, including policies that do not contain specific virus exclusions. Therefore we could be forced to pay claims when no coverage was contemplated and for which no premium was collected. If these actions are successful, the aggregate amount of these claims could have a material, adverse impact on our business, financial condition, reputation, results of operations and cash flows.

Our net losses and loss adjustment expenses are estimates and actual net losses could be higher.
Our estimates for COVID-19 losses and loss adjustment expenses represent our best estimates as of December 31, 2021, based upon information currently available. These estimates are based on reported claims, policy level reviews and recent judicial rulings. However, assumptions about coverage, liability and reinsurance continue to be subject to on-going judicial review and may be subject to further government action. While we believe our net reserves for losses and loss adjustment expenses for COVID-19 as of December 31, 2021, are adequate based on information available at this time, we continue to closely monitor reported claims, government actions, judicial decisions and changes in the levels of worldwide social disruption and economic activity arising from the pandemic and will adjust our estimates of gross and net losses as new information becomes available. Factors that affect our estimates of losses and loss adjustment expenses or our ability to reasonably estimate such losses include the continuing duration of the pandemic and governmental actions to limit the spread of the virus that may produce additional economic losses; the number of policyholders that will ultimately submit claims or file lawsuits; the lack of submitted proofs of loss for allegedly covered claims; judicial rulings in similar litigation involving other companies in the insurance industry; difference in state law and developing case law; litigation trends, including varying legal theories advanced by policyholders; whether and to what degree any class of policyholders may be certified; and the inherent unpredictability of litigation. Such adjustments to our reserves for COVID-19 losses and loss adjustment expenses may be material to our results of operations, financial condition and cash flows.

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
Cincinnati Financial Corporation - 2021 10-K - Page 35

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

The insurance industry is cyclical and intensely competitive. From time to time, the industry goes through prolonged periods of intense competition during which it is more difficult to attract new business, retain existing business and maintain profitability. Competition in our insurance business is based on many factors, including:
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

We compete with major U.S., Bermudian, European, and other international insurers and reinsurers and with underwriting syndicates, some of which have greater financial, marketing and management resources than we do. Recent industry consolidation, including business combinations among insurance and other financial services companies, has resulted in larger competitors with even greater financial resources. We also compete with new companies that continue to enter the insurance and reinsurance markets. In addition, capital market participants have created alternative products that are intended to compete with reinsurance products that we sell through Cincinnati Re. Increased competition could result in fewer submissions, lower premium rates, and less favorable policy terms and conditions, which could reduce our underwriting margins and have a material adverse effect on our results of operations and financial condition.

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

Cincinnati Financial Corporation - 2021 10-K - Page 36

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
Cincinnati Global, our London-based global specialty underwriter for Lloyd's Syndicate 318, was acquired on February 28, 2019. We can provide no assurance that the anticipated benefits of the transaction will be fully realized in the time frame anticipated or at all, or that the costs or difficulties related to further developing its operations will not be greater than expected. The success of the transaction will depend, in part, on our ability to realize the anticipated business opportunities and growth prospects from acquiring Cincinnati Global. We may never realize these business opportunities and growth prospects, and our management might have its attention diverted while trying to further develop ongoing operations.

Cincinnati Financial Corporation - 2021 10-K - Page 37

Cincinnati Global’s international operations subject us to additional regulation and could expose us to additional investment, political and economic risks.
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

With a view to mitigating the potential effects of Brexit on business underwritten through it, Lloyd’s has set up an insurance company subsidiary in Belgium, with the intention of underwriting European Economic Area insurance business via that subsidiary. It is uncertain how effective Lloyd's proposed Brexit contingency plan will be.

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

Cincinnati Financial Corporation - 2021 10-K - Page 38

Please see Item 7, Liquidity and Capital Resources, 2022 Reinsurance Ceded Programs, for a discussion of selected reinsurance transactions.

Risks related to investments or other financial matters

Financial disruption or a prolonged economic downturn could materially and adversely affect our investment performance.
The outbreak of COVID-19 contributed to significant disruption and volatility for financial markets and decreased economic activity. Many companies experienced uncertainty and reduced liquidity. In the event that these conditions recur or result in a prolonged economic downturn, they could adversely impact our financial condition, results of operations or cash flows. Such adverse impacts may be material. These market conditions could also cause our investment income or the value of securities we own to decrease.

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

For fixed-maturity investments such as bonds, which represented 53.5% of the fair value of our investment portfolio at the end of 2021, the inverse relationship between interest rates and bond prices leads to falling bond values during periods of increasing interest rates. A significant increase in the general level of interest rates could have an adverse effect on our shareholders’ equity.

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

At year-end 2021, common stock holdings made up 44.6% of our investment portfolio. Adverse news or events affecting the global or U.S. economy or the equity markets could affect our net income, book value and overall results, as well as our ability to pay our common stock dividend. See Item 7, Investments Results, and Item 7A, Quantitative and Qualitative Disclosures About Market Risk, for a discussion of our investment activities.

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
Cincinnati Financial Corporation - 2021 10-K - Page 39

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

Dividends received from our lead insurance subsidiary are restricted by the insurance laws of Ohio, its domiciliary state. These laws establish minimum solvency and liquidity thresholds and limits. In 2022, the maximum dividend that may be paid without prior regulatory approval is limited to the greater of 10% of statutory capital and surplus or 100% of statutory net income for the prior calendar year, up to the amount of statutory unassigned capital and surplus as of the end of the prior calendar year. Dividends exceeding these limitations may be paid only with prior approval of the Ohio Department of Insurance. We might not be able to receive dividends from our insurance subsidiaries, or we might not receive dividends in the amounts necessary to meet our debt obligations or to pay dividends on our common stock without liquidating securities. This could affect our financial position.

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

Our ability to successfully execute business functions also depends on hiring and retaining qualified associates. Competition for high-quality executives and other key associates occurs within the insurance industry and from other industries. We also must effectively develop and manage associates, including providing training and resources. Such tools and information can allow them to effectively perform critical business functions and
Cincinnati Financial Corporation - 2021 10-K - Page 40

adapt to changing business needs. Many markets in which we operate are experiencing a low unemployment rate and labor shortages are affecting many industries. If we were unable to attract and retain certain associates, or if we fail to provide adequate training or resources, we could limit the success of executing our strategic plans and vital business functions.

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
We use technology to process, store, retrieve, evaluate and utilize customer and company data and information. Our information technology and telecommunications systems, in turn, interface with and rely upon third-party systems. We must be able to access our systems to provide insurance quotes, process premium payments, make changes to existing policies, file and pay claims, provide customer support, manage our investment portfolios, report on financial results and perform other necessary business functions. Systems failures or outages could compromise our ability to perform these business functions in a timely manner, which could harm our ability to conduct business and hurt our relationships with our business partners and customers. In the event of a disaster such as a natural
Cincinnati Financial Corporation - 2021 10-K - Page 41

catastrophe, a pandemic, civil unrest, an industrial accident, a cyber-attack, a blackout, a terrorist attack (including conventional, nuclear, biological, chemical or radiological) or war, systems upon which we rely may be inaccessible to our employees or independent agents for an extended period of time. Even if our employees and independent agents are able to report to work, they may be unable to perform their duties for an extended period of time if our data or systems used to conduct our business are disabled or destroyed. While technology can streamline many business processes and ultimately reduce the costs of operations, technology initiatives present short-term cost and also have implementation and operational risks. In addition, we may have inaccurate expense projections, implementation schedules or expectations regarding the effectiveness and user acceptance of the end product. These issues could escalate over time. If we were unable to find and retain associates with key technical knowledge, our ability to develop and deploy key technology solutions could be hampered.

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

Our systems have been, and will likely continue to be, subject to viruses or other malicious codes, unauthorized access, cyber attacks, cyber frauds or other computer related penetrations. While we take commercially reasonable measures to keep our systems and data secure, it is difficult or impossible to defend against every risk being posed by changing technologies as well as criminal and state-sponsored cybercrime and cyber threats. While we are not aware of having experienced a material breach of our cybersecurity systems, administrative, internal accounting and technical controls as well as other preventative actions may be insufficient to prevent security breaches to our systems or those of third parties with whom we do business. Increasing sophistication of cyber criminals and terrorists make keeping up with new threats difficult and could result in a breach. Patching and other measures to protect existing systems and servers could be inadequate, especially on systems that are being retired. Controls employed by our U.S., off-shore and cloud vendors could prove inadequate. We could also experience a breach by intentional or negligent conduct on the part of associates or other internal sources. Our systems and those of our third-party vendors may become vulnerable to damage or disruption due to circumstances beyond our or their control, such as from catastrophic events, power anomalies or outages, natural disasters, network failures, and viruses, ransomware and malware.

A breach of our security or the security of a vendor that results in unauthorized access to our data could expose us to a disruption or challenges relating to our daily operations as well as to data loss, litigation, damages, fines and penalties, significant increases in compliance costs and reputational damage.

Cincinnati Financial Corporation - 2021 10-K - Page 42

ITEM 1B.    Unresolved Staff Comments
None

ITEM 2.    Properties
Cincinnati Financial Corporation owns our headquarters building located on 107 acres of land in Fairfield, Ohio. This building has 1,508,200 square feet of total space. The property, including land is recorded in our financial statements at $131 million at December 31, 2021, and is classified as Land, building and equipment, net, for company use. John J. & Thomas R. Schiff & Co. Inc., a related party, occupies 8,991 square feet (less than 1%). This property is used for the operations described in the Consolidated Financial Statements and accompanying Notes.

Cincinnati Financial Corporation owns Gilmore Pointe, located on the northwest corner of our headquarters property. This four-story building contains approximately 103,000 square feet of usable space. The property is recorded in the financial statements at $4 million at December 31, 2021, and is classified as investment property in Other invested assets. At December 31, 2021, unaffiliated tenants occupied 86%, Cincinnati Financial affiliates occupied 14%.

The Cincinnati Insurance Company owns the CFC Winton Center used for multiple operations with approximately 48,000 square feet of total space, located approximately six miles from our headquarters. The property, including land, is recorded in our financial statements at $8 million at December 31, 2021, and is classified as Land, building and equipment, net, for company use.

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

Cincinnati Financial Corporation - 2021 10-K - Page 43

Part II
ITEM 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and
        Issuer Purchases of Equity Securities
Cincinnati Financial Corporation had approximately 243,000 shareholders of record as of December 31, 2021. While approximately 13,500 shareholders are registered, the majority of shareholders are beneficial owners whose shares are held in “street name” by brokers and institutional accounts. We believe many of our independent agent representatives and most of the 5,166 associates of our subsidiaries own the company’s common stock. Our common shares are traded under the symbol CINF on Nasdaq.

Cumulative Total Return
As depicted in the graph below, the five-year total return on a $100 investment made December 31, 2016, assuming the reinvestment of all dividends, was 72.8% for Cincinnati Financial Corporation’s common stock compared with 82.3% for the S&P Composite 1500 Property & Casualty Insurance Index and 133.4% for the S&P 500 Index.

The following graph depicts $100 invested on December 31, 2016, in stock or index, including reinvestment of dividends. The years shown represent each respective fiscal year ending December 31.

Comparison of Five-Year Cumulative Total Return

$250
$200
$150
$100
$50
$0
2016
2017
2018
2019
2020
2021
Cincinnati Financial Corporation
S&P 500 Index
S&P Composite 1500 Property & Casualty Insurance Index

The S&P 500 Index includes a representative sample of 500 leading companies in a cross section of industries of the U.S. economy. At year-end 2021, the S&P Composite 1500 Property & Casualty Insurance Index included 28 companies.

Cincinnati Financial Corporation - 2021 10-K - Page 44

Issuances and Purchases of Equity Securities
The following summarizes securities authorized for issuance under our equity compensation plans as of December 31, 2021:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights at December 31, 2021	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)) at December 31, 2021
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,552,336	$78.52	5,867,608
Equity compensation plans not approved by security holders	—	—	—
Total	3,552,336	$78.52	5,867,608

The number of securities remaining available for future issuance includes: 5,538,245 shares available for issuance under the Cincinnati Financial Corporation 2016 Stock Compensation Plan (the 2016 Plan), 74,411 shares available for issuance under the Cincinnati Financial Corporation 2012 Stock Compensation Plan (the 2012 Plan), and 254,952 shares available for issuance of share grants under the Director’s Stock Plan of 2018. The number of securities remaining available for future issuance assumes the number of securities to be issued from performance-based awards are issued at the target-level performance level. Both the 2016 Plan and 2012 Plan allow for issuance of stock options, service-based or performance-based restricted stock units, stock appreciation rights or other equity-based grants. Awards other than stock options granted from the 2016 and 2012 plans are counted as three shares against the plan for each one share of common stock actually issued. Additional information about share-based associate compensation granted under our equity compensation plans is available in Item 8, Note 17 of the Consolidated Financial Statements.

We discuss the factors that affect our ability to pay cash dividends and repurchase shares in Item 7, Liquidity and Capital Resources. Regulatory restrictions on dividends our insurance subsidiaries can pay to the parent company are discussed in Item 8, Note 9 of the Consolidated Financial Statements.

The following summarizes shares purchased under our repurchase programs:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1-31, 2021	—	—	—	11,942,698
November 1-30, 2021	715,913	$120.27	715,913	11,226,785
December 1-31, 2021	150,000	116.21	150,000	11,076,785
Totals	865,913	119.56	865,913

We did not sell any of our shares that were not registered under the Securities Act during 2021. Our repurchase program does not have an expiration date. Our repurchase program was expanded on January 26, 2018, by
15 million shares. We have 11,076,785 shares available for purchase under our programs at December 31, 2021. During 2021, we repurchased 1,250,000 shares at an average price of $115.19.

ITEM 6.    [Reserved]
Cincinnati Financial Corporation - 2021 10-K - Page 45

ITEM 7.    Management's Discussion and Analysis of Financial Condition and
Results of Operations
Introduction
The purpose of Management’s Discussion and Analysis is to provide an understanding of Cincinnati Financial Corporation’s consolidated results of operations and financial condition. Our Management’s Discussion and Analysis should be read in conjunction with Item 8, Consolidated Financial Statements and related Notes. We present per share data on a diluted basis unless otherwise noted, adjusting those amounts for all stock splits and stock dividends.

We begin with an executive summary of our results of operations, followed by other highlights and details about critical accounting estimates. In several instances, we refer to estimated industry data so that we can provide information on our performance within the context of the overall insurance industry. Unless otherwise noted, the industry data is prepared by A.M. Best, a leading insurance industry statistical, analytical and financial strength rating organization. Information from A.M. Best is presented on a statutory accounting basis for insurance company regulation in the United States of America. When we provide our results on a comparable statutory accounting basis, we label it as such; all other company data is presented in accordance with accounting principles generally accepted in the United States of America (GAAP).

Through The Cincinnati Insurance Company, Cincinnati Financial Corporation is one of the 25 largest property casualty insurers in the nation, based on net written premium volume for the first nine months of 2021, among approximately 2,000 U.S. stock and mutual insurer groups. We market our insurance products through a select group of independent insurance agencies in 46 states as discussed in Item 1, Our Business and Our Strategy.

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

The primary sources of our company’s net income are summarized below. We discuss contributions to net income and VCR by source in Corporate Financial Highlights, followed by more detailed discussion in Financial Results.

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
•Investment income – Is generated primarily from investing the premiums collected for insurance policies sold, until funds are needed to pay losses for insurance claims or other expenses. Interest income from bonds or dividend income from stocks are the main categories of our investment income, with additional contribution from compounding effects over time.
•Investment gains and losses – Occur from appreciation or depreciation of invested assets over time. Gains or losses are generally recognized from changes in market values of equity securities without a sale or when invested assets are sold or become impaired.

Cincinnati Financial Corporation - 2021 10-K - Page 46

Executive Summary
Our value creation ratio, defined above, is our primary performance target. VCR trends are shown in the table below.

	One year	Three-year % average	Five-year % average
Value creation ratio:
As of December 31, 2021	25.7%	23.6%	18.7%
As of December 31, 2020	14.7	15.0	16.5
As of December 31, 2019	30.5	17.8	14.2

We are targeting an annual value creation ratio averaging 10% to 13% over the next five-year period. At 25.7% for 2021, our performance exceeded the high end of that range. We also exceeded the high end of the range for both the three-year and five-year periods that ended in December 2021.

The table below shows the primary components of our value creation ratio on a percentage basis. Analysis of the components aids understanding of our financial performance. Our financial results are further analyzed in the Corporate Financial Highlights section below.

	Years ended December 31,			2021-2020	2020-2019
	2021	2020	2019	Pt. Change	Pt. Change
Value creation ratio major components:
Net income before investment gains	9.7%	5.5%	8.9%	4.2	(3.4)
Change in fixed-maturity securities, realized and unrealized gains	(1.5)	3.0	5.5	(4.5)	(2.5)
Change in equity securities, investment gains	16.8	7.5	16.6	9.3	(9.1)
Other	0.7	(1.3)	(0.5)	2.0	(0.8)
Value creation ratio	25.7%	14.7%	30.5%	11.0	(15.8)

The 2021 value creation ratio increased by 11.0 percentage points, compared with 2020, including improved operating results and a higher valuation for our investment portfolio, as shown in the table above. The decrease in 2020, compared with 2019, was primarily due to a less favorable valuation for our investment portfolio.

We believe our value creation ratio is a useful measure. The table below shows calculations for VCR.

(Dollars are per share)	Years ended December 31,
	2021	2020	2019
Value creation ratio:
End of period book value*	$81.72	$67.04	$60.55
Less beginning of period book value	67.04	60.55	48.10
Change in book value	14.68	6.49	12.45
Dividend declared to shareholders	2.52	2.40	2.24
Total value creation	$17.20	$8.89	$14.69

Value creation ratio from change in book value**	21.9%	10.7%	25.9%
Value creation ratio from dividends declared to shareholders***	3.8	4.0	4.6
Value creation ratio	25.7%	14.7%	30.5%

* Book value per share is calculated by dividing end of period total shareholders' equity by end of period shares outstanding
** Change in book value divided by the beginning of year book value
*** Dividend declared to shareholders divided by beginning of year book value

Cincinnati Financial Corporation - 2021 10-K - Page 47

When looking at our longer-term objectives, we see three primary performance drivers for our value creation ratio:
•Premium growth – We believe over any five-year period our agency relationships and initiatives can lead to a property casualty written premium growth rate that exceeds the industry average. The compound annual growth rate of our net written premiums was 7.2% over the five-year period 2017 through 2021, exceeding the 5.8% estimated growth rate for the property casualty insurance industry, with 2021 representing industry data reported through the first nine months of 2021. The industry’s growth rate excludes its mortgage and financial guaranty lines of business.
•Combined ratio – We believe our underwriting philosophy and initiatives can drive performance to achieve our underwriting profitability target of a GAAP combined ratio over any five-year period that consistently averages within the range of 95% to 100%. Our GAAP combined ratio averaged 94.8% over the five-year period 2017 through 2021, slightly better than the performance target range. Performance as measured by the combined ratio is discussed in Consolidated Property Casualty Insurance Results. Our statutory combined ratio averaged 94.2% over the five-year period 2017 through 2021, compared with an estimated 100.3% for the property casualty industry, with 2021 representing industry data reported through the first nine months of 2021. The industry’s ratio again excludes its mortgage and financial guaranty lines of business.
•Investment contribution – We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year total return of the S&P 500 Index.
◦Investment income growth, on a pretax basis, had a compound annual growth rate of 3.7% over the five-year period 2017 through 2021.
◦Over the five years ended December 31, 2021, our equity portfolio compound annual total return was 18.0% compared with a compound annual total return of 18.5% for the Index. Our equity portfolio favors larger-capitalization, high-quality, dividend-growing stocks with a slight value orientation. For the year 2021, our equity portfolio total return was 29.6%, compared with 28.7% for the Index.

The board of directors is committed to rewarding shareholders directly through cash dividends and share repurchase authorizations. Through 2021, the company has increased the annual cash dividend rate for 61 consecutive years, a record we believe is matched by only seven other publicly traded U.S. companies. In addition to regular dividends, strong capital and excellent company performance has provided opportunities to further reward shareholders. The board regularly evaluates relevant factors in dividend-related decisions, and the 2021 increase to the regular dividend reflected confidence in our strong capital, liquidity and financial flexibility, as well as progress of our initiatives to improve earnings performance while growing insurance premium revenues. We discuss our financial position in more detail in Liquidity and Capital Resources.

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
Cincinnati Financial Corporation - 2021 10-K - Page 48

Corporate Financial Highlights
In addition to the value creation ratio discussion and analysis in the Executive Summary, we further analyze our financial results in the sections below.

Balance Sheet Data

(Dollars in millions, except share data)	At December 31,	At December 31,
	2021	2020
Total investments	$24,666	$21,542
Total assets	31,387	27,542
Short-term debt	54	54
Long-term debt	789	788
Shareholders' equity	13,105	10,789
Book value per share	81.72	67.04
Debt-to-total-capital ratio	6.0%	7.2%

Total investments increased by 15% during 2021 on a fair value basis, with an increase in our securities portfolio valuation that added to a 7% increase in its cost basis. Entering 2022, we believe the portfolio continues to be well diversified and is well positioned to withstand short-term fluctuations. We discuss our investment strategy in Item 1, Investments Segment, and results for the segment in Investments Results. Total assets rose 14%. Shareholders’ equity increased by 21% and book value per share increased by 22%, for reasons discussed in the preceding Executive Summary.

The amount of our debt obligations increased by $1 million in 2021, compared with 2020. Our 6.0% ratio of debt to total capital (debt plus shareholders’ equity) at year-end 2021 decreased by 1.2 percentage points compared with the prior-year ratio.

Income Statement and Per Share Data

(In millions, except per share data)	Years ended December 31,			2021-2020	2020-2019
	2021	2020	2019	Change %	Change %
Earned premiums	$6,482	$5,980	$5,604	8	7
Investment income, net of expenses (pretax)	714	670	646	7	4
Investment gains and losses, net (pretax)	2,409	865	1,650	178	(48)
Total revenues	9,630	7,536	7,924	28	(5)
Net income	2,946	1,216	1,997	142	(39)
Comprehensive income	2,825	1,537	2,423	84	(37)
Net income per share - diluted	18.10	7.49	12.10	142	(38)
Cash dividends declared per share	2.52	2.40	2.24	5	7
Diluted weighted average shares outstanding	162.7	162.4	165.1	0	(2)

Net income rose by $1.730 billion or 142% in 2021, compared with 2020, including a $1.220 billion increase for 2021 net investment gains after taxes. The improved 2021 net income also included an increase in property casualty underwriting income of $483 million after taxes, as discussed below, and a $37 million increase in investment income after taxes. Our investment operation’s performance is discussed further in Investments Results. Net income in 2020 decreased by $781 million, compared with 2019, including a $620 million decrease for 2020 net investment gains after taxes. The decrease in 2020 net income also included a decrease in property casualty underwriting income of $175 million after taxes and was partially offset by a $21 million increase in investment income after taxes.

During 2021, SARS-CoV-2, also known as COVID-19 and recognized as a pandemic by the World Health Organization, continued to cause dampening economic effects in some areas where we operate, while many areas experienced strengthening economic effects due to increased business activity and consumer spending. In 2020, it caused significant effects, including temporary closures of many businesses and reduced consumer spending due
Cincinnati Financial Corporation - 2021 10-K - Page 49

to shelter-in-place, stay-at-home and other governmental actions. Those orders and the uncertainty surrounding COVID-19 had broad financial market effects and caused significant market disruption and volatility.

As the pandemic unfolded in 2020 and continued into 2021, management met with the board of directors frequently to discuss matters such as our response to prioritize the health and safety of our associates, agents and policyholders. Discussion also included near-term and longer-term financial effects. As stay-at-home orders were enacted, we promptly and effectively transitioned most of our headquarters associates to working from home. We provided the technology necessary to keep the business running, as associates continued writing and collecting insurance premiums, responding to claims and performing other operational functions. They joined our field associates who already worked from home, providing agents and policyholders with outstanding service. At the end of 2021, most of our associates continued to work from home.

We believe the COVID-19 pandemic did not have a significant effect on our premium revenues for the last three quarters of 2021, while it had a modestly slowing effect on premium growth for the first quarter of the year. In 2020, the pandemic slowed the growth of our premium revenues, including new business written premiums. Premium growth by segment is discussed below in Financial Results. For future periods, renewal premium or new business premium amounts could decline if the basis for policy premiums, such as sales and payrolls of businesses we insure, decrease as a result of the pandemic and a weakening economy. We are not able to determine premium effects for future periods.

During 2021, changes to our estimates for incurred losses and expenses related to the pandemic included a $2 million increase in Cincinnati Re® losses, a $1 million decrease in Cincinnati Global Underwriting Ltd.SM (Cincinnati Global) losses and an $8 million decrease in ultimate credit losses related to uncollectible premiums. For full-year 2020, pandemic-related incurred losses and expenses totaled $85 million. The total included $30 million for legal expenses in defense of business interruption claims, $19 million for Cincinnati Re losses, $12 million for Cincinnati Global losses, $8 million for credit losses related to uncollectible premiums and $16 million for the Stay-at-Home policyholder credit for personal auto policies.

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

As discussed in Investments Results, we reported a net investment gain in 2021, primarily due to a $2.278 billion net favorable change in fair value for equity securities still held. In both 2020 and 2019, we reported net investment gains, including $841 million in 2020 and $1.626 billion in 2019 from net favorable changes in fair value for equity securities still held.

Cincinnati Financial Corporation - 2021 10-K - Page 50

Contribution from Insurance Operations

(Dollars in millions)	Years ended December 31,			2021-2020	2020-2019
	2021	2020	2019	Change %	Change %
Consolidated property casualty data:
Net written premiums	$6,479	$5,864	$5,516	10	6
Earned premiums	6,184	5,691	5,334	9	7
Underwriting profit	731	119	341	514	(65)

				Pt. Change	Pt. Change
GAAP combined ratio	88.3%	98.1%	93.8%	(9.8)	4.3
Statutory combined ratio	87.9	96.7	93.4	(8.8)	3.3
Written premium to statutory surplus	0.9	1.0	1.0	(0.1)	0.0

Property casualty net written premiums grew 10% and earned premiums grew 9% in 2021. The growth reflected average renewal price increases, premium growth initiatives and a higher level of insured exposures, including a contribution to net written premium growth of 3 percentage points from Cincinnati Re. The 2020 growth rate for net written premiums was slower, reflecting the pandemic and related economic effects. Trends and related factors are discussed in Commercial Lines, Personal Lines and Excess and Surplus Lines Insurance Results, respectively.

Our property casualty insurance operations generated an underwriting profit for each of the three years ending in 2021. The $612 million improvement in 2021, compared with 2020, included a $195 million decrease in losses from natural catastrophe events and $265 million more benefit from net favorable reserve development on prior accident years before catastrophe losses. The $222 million decrease in 2020, compared with 2019, included a $370 million increase in losses from catastrophe events and $121 million less benefit from net favorable reserve development on prior accident years before catastrophe losses.

We measure property casualty underwriting profitability primarily by the combined ratio. Our combined ratio measures the percentage of each earned premium dollar spent on claims plus all expenses related to our property casualty operations, all on a pretax basis. A lower ratio indicates more favorable results and better underlying performance. A ratio below 100% represents an underwriting profit. Initiatives to improve our combined ratio are discussed in Item 1, Our Business and Our Strategy, Strategic Initiatives. In 2021, 2020 and 2019, favorable development on reserves for claims that occurred in prior accident years helped offset other incurred losses and loss expenses. Reserve development is discussed further in Property Casualty Loss and Loss Expense Obligations and Reserves. Losses from weather-related catastrophes are another important item influencing the combined ratio and are discussed along with other factors in Financial Results for our property casualty business and related segments.

Our life insurance segment reported a loss of $16 million in 2021 and profit of $11 million in 2020. We discuss results for the segment in Life Insurance Results. Most of this segment’s investment income is included in our investments segment results. In addition to investment income, investment gains from the life insurance investment portfolio are also included in our investments segment results.

Cincinnati Financial Corporation - 2021 10-K - Page 51

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

For some lines of business that we write, a considerable and uncertain amount of time can elapse between the occurrence, reporting and payment of insured claims. The amount we will actually have to pay for such claims also can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate. Gross loss and loss expense reserves were $7.229 billion at year-end 2021 compared with $6.677 billion at year-end 2020.

How Reserves Are Established
Our field claims representatives establish case reserves when claims are reported to the company to provide for our unpaid loss and loss expense obligation associated with known claims. Field claims managers supervise and review all claims with case reserves less than $100,000. Additionally, a headquarters supervisor and regional claims manager review claims under $100,000 if litigation or a certain specialty claim is involved. All claims with case reserves of $100,000 or greater are reviewed and approved by experienced headquarters supervisors and regional claims managers. Upper-level headquarters claims managers also review case reserves of $175,000 or more.

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

Cincinnati Financial Corporation - 2021 10-K - Page 52

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
•For events designated as natural catastrophes resulting in losses for Cincinnati Re and Cincinnati Global, we begin with a review of in-force policies, treaties and related limits likely to be affected by each event. For both Cincinnati Re and Cincinnati Global, use of information from third-party catastrophe models, industry estimates, and our own proprietary adjustments are used for the estimate of ultimate losses for each catastrophe event. Incurred losses from catastrophe events for both Cincinnati Re and Cincinnati Global can be designated catastrophes by PCS, or deemed as a catastrophe by the international insurance industry or, for Cincinnati Re, as reported by ceding companies. IBNR reserves are calculated as the difference between the estimate of the ultimate loss and loss expenses and the sum of total loss and loss expense payments and total case reserves.
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

Cincinnati Financial Corporation - 2021 10-K - Page 53

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
•changes in claims practices

Cincinnati Financial Corporation - 2021 10-K - Page 54

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

Cincinnati Financial Corporation - 2021 10-K - Page 55

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

(Dollars in millions)	Net loss and loss expense range of reserves
	Carried reserves	Low point	High point	Standard error	Net income effect

At December 31, 2021
Total	$6,902	$6,446	$7,014	$284	$224

Commercial casualty	$2,464	$2,222	$2,655	$217	$171
Commercial property	456	314	527	107	85
Commercial auto	759	708	798	45	36
Workers' compensation	965	815	989	87	69
Personal auto	292	272	313	21	17
Homeowners	299	282	316	17	13
Excess and surplus	562	521	603	43	34

Cincinnati Financial Corporation - 2021 10-K - Page 56

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

The application of our invested assets impairment policy resulted in write-downs of impaired securities intended to be sold that reduced our income before income taxes by $1 million in 2021 and $78 million in 2020, and other-than-temporary impairment (OTTI) charges of $9 million in 2019. Write-downs and OTTI losses represent noncash charges to income and are reported as investment losses. The application of our non-invested assets impairment policy did not have a material effect on our financial condition in 2021 or 2020.

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

Cincinnati Financial Corporation - 2021 10-K - Page 57

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

Level 1 and Level 2 Valuation Techniques
Substantially all of the $24.337 billion of securities in our investment portfolio at year-end 2021, measured at fair value, are classified as Level 1 or Level 2. Financial assets that fall within Level 1 and Level 2 are priced according to observable data from identical or similar securities that have traded in the marketplace. Also within Level 2 are securities that are valued by outside services or brokers where we have evaluated and verified the pricing methodology and determined that the inputs are observable.

Recent Accounting Pronouncements
Information about recent accounting pronouncements is provided in Item 8, Note 1 of the Consolidated Financial Statements.

Cincinnati Financial Corporation - 2021 10-K - Page 58

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

Cincinnati Financial Corporation - 2021 10-K - Page 59

Consolidated Property Casualty Insurance Results
Earned and net written premiums for our consolidated property casualty operations grew in 2021, reflecting average renewal price increases, a higher level of insured exposures and strategic initiatives for targeted growth. A key measure of property casualty profitability is underwriting profit or loss. Our 2021 underwriting profit of $731 million was $612 million more than in 2020, including a $195 million favorable effect from a lower amount of catastrophe losses, mostly caused by severe weather. Prior accident year loss experience before catastrophes during 2021 was more favorable than in 2020, and represented $265 million of the 2021 underwriting profit increase. Improved profitability also included other factors, such as higher pricing and our ongoing initiatives to improve pricing precision and loss experience related to claims and loss control practices. Pandemic-related incurred losses and expenses of $85 million in 2020 were discussed in more detail in Corporate Financial Highlights of Management’s Discussion and Analysis. Underwriting profit trends are discussed further below.

The table below highlights property casualty results, with analysis and discussion in the sections that follow. That analysis and discussion includes sections by segment.
Overview – Three-Year Highlights

(Dollars in millions)	Years ended December 31,			2021-2020	2020-2019
	2021	2020	2019	Change %	Change %
Earned premiums	$6,184	$5,691	$5,334	9	7
Fee revenues	10	9	11	11	(18)
Total revenues	6,194	5,700	5,345	9	7
Loss and loss expenses from:
Current accident year before catastrophe losses	3,462	3,243	3,249	7	0
Current accident year catastrophe losses	562	725	351	(22)	107
Prior accident years before catastrophe losses	(363)	(98)	(219)	(270)	55
Prior accident years catastrophe losses	(65)	(33)	(29)	(97)	(14)
Loss and loss expenses	3,596	3,837	3,352	(6)	14
Underwriting expenses	1,867	1,744	1,652	7	6
Underwriting profit	$731	$119	$341	514	(65)

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	56.0%	57.0%	60.9%	(1.0)	(3.9)
Current accident year catastrophe losses	9.1	12.7	6.6	(3.6)	6.1
Prior accident years before catastrophe losses	(5.9)	(1.7)	(4.1)	(4.2)	2.4
Prior accident years catastrophe losses	(1.1)	(0.6)	(0.6)	(0.5)	0.0
Loss and loss expenses	58.1	67.4	62.8	(9.3)	4.6
Underwriting expenses	30.2	30.7	31.0	(0.5)	(0.3)
Combined ratio	88.3%	98.1%	93.8%	(9.8)	4.3

Combined ratio:	88.3%	98.1%	93.8%	(9.8)	4.3
Contribution from catastrophe losses and prior years reserve development	2.1	10.4	1.9	(8.3)	8.5
Combined ratio before catastrophe losses and prior years reserve development	86.2%	87.7%	91.9%	(1.5)	(4.2)

We believe the COVID-19 pandemic did not have a significant effect on our consolidated property casualty premium revenues for the last three quarters of 2021, while it had a modestly slowing effect on premium growth for the first quarter. The pandemic and a weakened economy reduced premium volume during the first quarter of 2021 and during much of 2020. A strengthening economy in 2021 contributed to premium growth, compared with the same period a year ago. Consolidated property casualty net written premiums grew 10% in 2021, compared with 2020, including a contribution of 3% from Cincinnati Re.

Cincinnati Financial Corporation - 2021 10-K - Page 60

Consolidated property casualty new business written premiums increased 12% in 2021, compared with 2020. For policies that renewed during 2021, higher average pricing also contributed to premium growth. Regardless of pricing changes, new business and renewal premium amounts could decline if the exposure basis for policy premiums, such as sales and payrolls of businesses we insure, decrease as a result of a weakened economy.

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

Performance highlights for consolidated property casualty operations also included:
•Premiums – Agency renewal written premiums rose $351 million in 2021 and continued to contribute to growth in earned premiums and net written premiums that rose in each of our property casualty segments. The renewal premium increase was largely due to average renewal price increases and a higher level of insured exposures. Price increases with enhanced precision continue to benefit operating results.
New business written premiums produced through agencies increased $98 million in 2021, compared with 2020. Agents appointed during 2021 or 2020 produced a 2021 increase in standard lines new business of $50 million. Growth initiatives also favorably affect growth in subsequent years, particularly as newer agency relationships mature over time.
Expansion of Cincinnati Re produced $461 million of 2021 net written premiums and contributed $159 million of the growth in other written premiums, compared with 2020. Cincinnati Re assumes risks through reinsurance treaties and in some cases cedes part of the risk and related premiums to one or more unaffiliated reinsurance companies through transactions known as retrocessions. In 2021, earned premiums for Cincinnati Re totaled $392 million.
Cincinnati Global also contributed to the increase in other written premiums. Net written premiums were $187 million in 2021, and contributed $10 million of the growth in other written premiums, compared with 2020. In 2021, earned premiums for Cincinnati Global totaled $178 million.
Other written premiums also include premiums ceded to reinsurers as part of our ceded reinsurance program. An increase in ceded premiums, other than Cincinnati Re and Cincinnati Global premiums, reduced net written premium growth by $15 million in 2021.
The table below analyzes premium revenue components and trends.

(Dollars in millions)	Years ended December 31,			2021-2020	2020-2019
	2021	2020	2019	Change %	Change %
Agency renewal written premiums	$5,091	$4,740	$4,519	7	5
Agency new business written premiums	897	799	778	12	3
Other written premiums	491	325	219	51	48
Net written premiums	6,479	5,864	5,516	10	6
Unearned premium change	(295)	(173)	(182)	(71)	5
Earned premiums	$6,184	$5,691	$5,334	9	7

•Combined ratio – The combined ratio improved by 9.8 percentage points in 2021, compared with 2020, including a 4.1 percentage-point decrease in the ratio for catastrophe losses. The 2021 ratio for current accident year losses and loss expenses before catastrophes improved by 1.0 percentage point, largely reflecting what we believe are improvements to some of our loss experience due to recent-year initiatives to improve pricing precision and claims and loss control practices. The remainder of the 2021 combined ratio improvement included 4.2 percentage points more benefit in the ratio for prior accident year losses and loss expenses before catastrophes. We further discuss ratios related to reserve development in the sections that follow the Catastrophe Losses Incurred table below.
Our statutory combined ratio was 87.9% in 2021 compared with 96.7% in 2020 and 93.4% in 2019. The estimated statutory combined ratio for the property casualty industry, with the industry’s ratio excluding its mortgage and financial guaranty lines of business and based on industry data reported through the first nine months of 2021,
Cincinnati Financial Corporation - 2021 10-K - Page 61

was 99.5% in 2021, 99.1% in 2020 and 99.2% in 2019. The contribution of catastrophe losses to our statutory combined ratio was 7.6 percentage points in 2021, 11.2 percentage points in 2020 and 6.0 percentage points in 2019, compared with industry estimates of 8.2, 7.5 and 4.1 percentage points, respectively, with 2021 representing industry data reported through the first nine months of 2021. Components of the combined ratio are discussed below.
Catastrophe loss trends are an important factor in assessing trends for overall underwriting results. Our 10-year historical annual average contribution of catastrophe losses to the combined ratio was 7.3 percentage points at December 31, 2021. Our five-year average was 8.2 percentage points.

Effective June 1, 2021, we nonrenewed our combined property catastrophe occurrence excess of loss treaty that provided coverage for business written on a direct basis and by Cincinnati Re. We determined that the coverage was no longer cost effective. A restructured reinsurance program became effective for Cincinnati Re only, providing retrocession coverages with various triggers and unique features. Before any recoveries, that program included property catastrophe excess of loss coverage with a total available aggregate limit of $48 million in excess of $80 million per loss. It provided a recovery based on Hurricane Ida losses estimated as of December 31, 2021. The estimated recovery from the program was $16 million, with a net incurred loss of $80 million for Cincinnati Re in 2021, excluding the benefit of reinstatement premiums estimated at approximately $11 million.

The following table shows catastrophe losses incurred for the past two calendar years, net of reinsurance, as well as the effect of loss development on prior period catastrophe reserves. We individually list declared catastrophe events for which our incurred losses reached or exceeded $10 million.

Cincinnati Financial Corporation - 2021 10-K - Page 62

Catastrophe Losses Incurred

(Dollars in millions, net of reinsurance)					Excess and surplus lines
			Commercial lines	Personal lines
Dates	Events	Regions				Other	Total
2021
Feb. 12-15	Flood, Freeze, Ice, Snow, Wind	South, West	$9	$5	$—	$34	$48
Feb. 16-20	Flood, Freeze, Ice, Snow, Wind	Midwest, Northeast, South	18	27	1	8	54
Mar. 24-26	Flood, Hail, Wind	Midwest, Northeast, South	12	18	—	—	30
Mar. 27-29	Flood, Hail, Wind	Midwest, Northeast, South	4	9	—	—	13
May 3-4	Flood, Hail, Wind	South	8	4	—	—	12
Jun. 17-20	Flood, Hail, Wind	Midwest	10	16	—	—	26
Jun. 24 - Jul. 1	Flood, Hail, Wind	Midwest, Northeast, South, West	4	10	—	—	14
Jul. 8-10	Flood, Hail, Wind	Midwest	5	6	—	—	11
Aug. 10-13	Flood, Hail, Wind	Midwest, Northeast, South	5	8	—	—	13
Aug. 29 - Sep. 2	Flood, Hail, Wind	Northeast, South (Ida)	14	36	—	118	168
Dec. 10-12	Flood, Hail, Wind	Midwest, Northeast, South	40	22	—	—	62
Dec. 13-16	Flood, Lightning, Wind	Midwest, West	10	9	—	—	19
All other 2021 catastrophes			29	48	2	13	92
Development on 2020 and prior catastrophes			(44)	(7)	—	(14)	(65)
Calendar year incurred total			$124	$211	$3	$159	$497

2020
Jan. 10-12	Flood, hail, wind	Midwest, Northeast, South	$6	$4	$—	$—	$10
Feb. 5-8	Flood, hail, wind	Northeast, South	9	5	—	—	14
Mar. 2-4	Flood, hail, wind	Midwest, South	58	8	—	5	71
Mar. 27-30	Flood, hail, wind	Midwest, Northeast, South	21	14	—	—	35
Apr. 7-9	Flood, hail, wind	Midwest, Northeast, South	29	29	—	—	58
Apr. 10-14	Flood, hail, wind	Midwest, Northeast, South	22	27	—	1	50
May 4-5	Flood, hail, wind	Midwest, South	22	5	—	—	27
May 26 - Jun. 8	Civil unrest	Midwest, Northeast, South, West	16	—	1	5	22
Jul. 10-12	Flood, hail, wind	Midwest, South	15	13	—	—	28
Jul. 30 - Aug. 5	Flood, hail, wind	International, South, Northeast	6	19	—	1	26
Aug. 8-11	Flood, hail, wind	Midwest	84	20	1	—	105
Aug. 26-28	Flood, hail, wind	South (Laura)	2	2	—	41	45
Sep. 7-16	Wildfire	West	9	4	—	—	13
Sep. 14-18	Flood, hail, wind	South (Sally)	8	4	—	25	37
Oct. 9-12	Flood, hail, wind	South (Delta)	—	1	—	14	15
Oct. 28-29	Flood, hail, wind	South (Zeta)	7	15	—	9	31
Nov. 15-16	Flood, hail, wind	Midwest, Northeast, South	4	6	—	—	10
Dec. 25	Explosion	South	20	—	—	—	20
All other 2020 catastrophes			38	57	3	10	108
Development on 2019 and prior catastrophes			(14)	(8)	—	(11)	(33)
Calendar year incurred total			$362	$225	$5	$100	$692

Cincinnati Financial Corporation - 2021 10-K - Page 63

Consolidated Property Casualty Insurance Loss and Loss Expenses
Loss and loss expenses include both net paid losses and reserve changes for unpaid losses as well as the associated loss expenses. For all property casualty lines of business in aggregate, net loss and loss expense reserves at December 31, 2021, were $502 million higher than at year-end 2020, including $202 million for incurred but not reported (IBNR) reserves. The $502 million reserve increase raised year-end 2020 net loss and loss expense reserves by 8%, compared with a 9% increase in 2021 earned premiums.

Most of the incurred losses and loss expenses shown in the consolidated property casualty insurance results three-year highlights table are for the respective current accident years, with reserve development on prior accident years shown separately. Since less than half of our consolidated property casualty current accident year incurred losses and loss expenses represents net paid amounts, the majority represents reserves for our estimate of ultimate losses and loss expenses. These reserves develop over time, and we re-estimate previously reported reserves as we learn more about the development of the related claims. The table below illustrates that development. For example, the 69.7% accident year 2020 loss and loss expense ratio reported as of December 31, 2020, developed favorably by 4.9 percentage points to 64.8% due to claims settling for less than previously estimated, or due to updated reserve estimates for unpaid claims, as of December 31, 2021. Accident years 2020 and 2019 have both developed favorably, as indicated by the progression over time for the ratios in the table.

(Dollars in millions)
Accident year loss and loss expenses incurred and ratios to earned premiums:
Accident year:	2021	2020	2019	2021	2020	2019
as of December 31, 2021	$4,024	$3,686	$3,463	65.1%	64.8%	64.9%
as of December 31, 2020		3,968	3,519		69.7	66.0
as of December 31, 2019			3,600			67.5

Catastrophe loss trends, discussed above, accounted for some of the movement in the current accident year loss and loss expense ratio for 2020, compared with 2019. Catastrophe losses added 9.1 percentage points in 2021, 12.7 points in 2020 and 6.6 points in 2019 to the respective consolidated property casualty current accident year loss and loss expense ratios in the table above.

The 56.0% ratio for current accident year loss and loss expenses before catastrophe losses for 2021 decreased 1.0 percentage points compared with the 57.0% accident year 2020 ratio measured as of December 31, 2020. The decrease was partially offset by a 1.5 percentage-point increase in the ratio for current accident year losses of $1 million or more per claim, shown in the table below.

Reserve development on prior accident years continued to net to a favorable amount in 2021, and was primarily due to less-than-anticipated loss emergence on known claims. We recognized $428 million of favorable development in 2021, compared with $131 million in 2020 and $248 million in 2019. Of the $297 million increase in 2021, compared with 2020, $207 million was attributable to our commercial casualty, commercial property and commercial auto lines of business. Approximately 66% of our net favorable reserve development on prior accident years recognized during 2021 occurred in our commercial casualty, commercial property and workers’ compensation lines of business. In 2020, our commercial casualty, workers' compensation and commercial property lines of business were responsible for approximately 83% of the favorable reserve development. As discussed in Liquidity and Capital Resources, Property Casualty Loss and Loss Expense Obligations and Reserves, Property Casualty Insurance Development of Estimated Reserves by Accident Year, commercial casualty and workers' compensation are considered long-tail lines with the potential for revisions inherent in estimating reserves. Favorable development recognized during 2018 was primarily from our commercial casualty, commercial property and workers’ compensation lines of business. Development by accident year is further discussed in Liquidity and Capital Resources, Property Casualty Insurance Development of Estimated Reserves by Accident Year.

Cincinnati Financial Corporation - 2021 10-K - Page 64

Consolidated Property Casualty Insurance Losses by Size

(Dollars in millions, net of reinsurance)	Years ended December 31,			2021-2020	2020-2019
	2021	2020	2019	Change %	Change %
Current accident year losses greater than $5,000,000	$112	$50	$27	124	85
Current accident year losses $1,000,000-$5,000,000	257	202	243	27	(17)
Large loss prior accident year reserve development	95	42	50	126	(16)
Total large losses incurred	464	294	320	58	(8)
Losses incurred but not reported	(19)	310	50	nm	nm
Other losses excluding catastrophe losses	2,062	1,909	2,118	8	(10)
Catastrophe losses	472	670	309	(30)	117
Total losses incurred	$2,979	$3,183	$2,797	(6)	14

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year losses greater than $5,000,000	1.8%	0.9%	0.5%	0.9	0.4
Current accident year losses $1,000,000-$5,000,000	4.2	3.6	4.6	0.6	(1.0)
Large loss prior accident year reserve development	1.5	0.7	0.9	0.8	(0.2)
Total large loss ratio	7.5	5.2	6.0	2.3	(0.8)
Losses incurred but not reported	(0.3)	5.5	0.9	(5.8)	4.6
Other losses excluding catastrophe losses	33.4	33.4	39.7	0.0	(6.3)
Catastrophe losses	7.6	11.8	5.8	(4.2)	6.0
Total loss ratio	48.2%	55.9%	52.4%	(7.7)	3.5

In 2021, total large losses incurred increased by $170 million, or 58%, net of reinsurance, primarily due to an increase for our commercial lines insurance segment. The corresponding ratio increased 2.3 percentage points. The large loss data included in the table above does not include Cincinnati Re and Cincinnati Global. Our analysis of large losses incurred indicated no unexpected concentration of these losses and reserve increases by geographic region, policy inception, agency or field marketing territory. We believe the inherent volatility of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the volatility in addition to general inflationary trends in loss costs.

Cincinnati Financial Corporation - 2021 10-K - Page 65

Consolidated Property Casualty Insurance Underwriting Expenses

(Dollars in millions)	Years ended December 31,			2021-2020	2020-2019
	2021	2020	2019	Change %	Change %
Commission expenses	$1,168	$1,042	$989	12	5
Other underwriting expenses	694	692	651	0	6
Policyholder dividends	5	10	12	(50)	(17)
Total underwriting expenses	$1,867	$1,744	$1,652	7	6

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Commission expenses	18.9%	18.3%	18.6%	0.6	(0.3)
Other underwriting expenses	11.2	12.2	12.2	(1.0)	0.0
Policyholder dividends	0.1	0.2	0.2	(0.1)	0.0
Total underwriting expense ratio	30.2%	30.7%	31.0%	(0.5)	(0.3)

Consolidated property casualty commission expenses rose $126 million, or 12%, in 2021, with profit-sharing commissions for agencies increasing by $53 million. The 2021 ratio of commission expenses as a percent of earned premiums increased by 0.6 percentage points, compared with 2020. The 2021 ratio for other underwriting expenses decreased by 1.0 percentage points, compared with 2020 that included a $16 million Stay-at-Home policyholder credit for personal auto policies and higher levels of uncollectible premiums. Earned premiums rose at a slightly faster pace than other underwriting expenses during 2021, and we continued to carefully manage expenses while also making strategic investments that include enhancement of underwriting expertise.

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

Cincinnati Financial Corporation - 2021 10-K - Page 66

Commercial Lines Insurance Results

Overview – Three-Year Highlights

(Dollars in millions)	Years ended December 31,			2021-2020	2020-2019
	2021	2020	2019	Change %	Change %
Earned premiums	$3,674	$3,476	$3,319	6	5
Fee revenues	4	3	5	33	(40)
Total revenues	3,678	3,479	3,324	6	5
Loss and loss expenses from:
Current accident year before catastrophe losses	2,125	2,055	2,046	3	0
Current accident year catastrophe losses	168	376	176	(55)	114
Prior accident years before catastrophe losses	(309)	(81)	(167)	(281)	51
Prior accident years catastrophe losses	(44)	(14)	(25)	(214)	44
Loss and loss expenses	1,940	2,336	2,030	(17)	15
Underwriting expenses	1,140	1,079	1,053	6	2
Underwriting profit	$598	$64	$241	834	(73)
Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	57.8%	59.2%	61.7%	(1.4)	(2.5)
Current accident year catastrophe losses	4.6	10.8	5.3	(6.2)	5.5
Prior accident years before catastrophe losses	(8.4)	(2.3)	(5.0)	(6.1)	2.7
Prior accident years catastrophe losses	(1.2)	(0.4)	(0.8)	(0.8)	0.4
Loss and loss expenses	52.8	67.3	61.2	(14.5)	6.1
Underwriting expenses	31.0	31.0	31.7	0.0	(0.7)
Combined ratio	83.8%	98.3%	92.9%	(14.5)	5.4

Combined ratio:	83.8%	98.3%	92.9%	(14.5)	5.4
Contribution from catastrophe losses and prior years reserve development	(5.0)	8.1	(0.5)	(13.1)	8.6
Combined ratio before catastrophe losses and prior years reserve development	88.8%	90.2%	93.4%	(1.4)	(3.2)

Commercial lines insurance segment earned premiums grew 6% in 2021. The pandemic and a weakened economy reduced premium volume during the first quarter of 2021 and during much of 2020. A strengthening economy during the rest of 2021 contributed to net written premium growth, compared with the year-ago period.
Net written premiums grew 8% in 2021, compared with the same period of 2020, with new business written premiums increasing 11%. New business and renewal premium amounts could decline if the exposure basis for policy premiums, such as sales and payrolls of businesses we insure, decrease as a result of a weakened economy.

Loss experience for our insurance operations is influenced by many factors, including lower catastrophe losses that contributed to lower overall commercial lines losses in 2021. Loss experience before catastrophe effects for our commercial lines insurance segment continued to improve during 2021. The main driver of the improvement was the ratio for reserve development on prior accident years before catastrophe losses. For future periods, factors that reduce exposure to certain insurance losses, such as fewer vehicular miles driven or reduced sales results and payrolls for businesses, could cause a reduction in future losses that generally correspond to reduced premiums. However, there could be losses or legal expenses that occur independent of changes in mileage, sales or payrolls of businesses we insure, due to pandemic effects or other factors.

Cincinnati Financial Corporation - 2021 10-K - Page 67

Performance highlights for the commercial lines insurance segment also included:
•Premiums – Earned premiums and net written premiums rose in 2021, including a $212 million increase in renewal written premiums that continued to include higher average pricing and a higher level of insured exposures. New business written premiums in 2021 increased $56 million, or 11%, compared with 2020.
•Combined ratio – The 2021 combined ratio improved by 14.5 percentage points compared with 2020, including a 7.0 percentage-point decrease in the ratio component for catastrophe losses. Development on prior accident years’ loss and loss expense reserves before catastrophes during 2021 was 6.1 percentage points more favorable than in 2020.
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
Our commercial lines statutory combined ratio was 83.2% in 2021, compared with 97.5% in 2020 and 92.3% in 2019. The contribution of catastrophe losses to our commercial lines statutory combined ratio was 3.4 percentage points in 2021, 10.4 percentage points in 2020 and 4.5 percentage points in 2019.

Commercial Lines Insurance Premiums

(Dollars in millions)	Years ended December 31,			2021-2020	2020-2019
	2021	2020	2019	Change %	Change %
Agency renewal written premiums	$3,334	$3,122	$2,998	7	4
Agency new business written premiums	571	515	510	11	1
Other written premiums	(94)	(103)	(98)	9	(5)
Net written premiums	3,811	3,534	3,410	8	4
Unearned premium change	(137)	(58)	(91)	(136)	36
Earned premiums	$3,674	$3,476	$3,319	6	5

We continue to refine our use of predictive analytics tools to improve pricing precision as we further segment commercial lines policies, emphasizing identification and retention of policies we believe have relatively stronger price adequacy. These tools better align individual insurance policy pricing to risk attributes, providing our underwriters with enhanced abilities to target profitability and to discuss pricing impacts with our agencies. We also continue to leverage our local relationships with agents through the efforts of our teams that work closely with them. We believe our field focus is unique and has several advantages, including providing us with quality intelligence on local market conditions. We seek to maintain appropriate pricing discipline for both new and renewal business as management continues to emphasize the importance of our agencies and underwriters assessing account quality to make careful decisions on a case-by-case basis whether to write or renew a policy. Premium rate credits may be used to retain renewals of quality business and to earn new business, but we do so selectively in order to avoid commercial accounts that we believe have insufficient profit margins.

Our 7% increase in 2021 agency renewal written premiums included higher average pricing. We measure average changes in commercial lines renewal pricing as the rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies. In 2021, our standard commercial lines policies averaged an estimated pricing change at a percentage in the mid-single-digit range, similar to 2020. Our average commercial lines pricing change includes the flat pricing effect of certain coverages within package policies written for a three-year term that were in force but did not expire during the period being measured. Therefore, the average commercial lines pricing change we report reflects a blend of policies that did not expire and other policies that did expire during the measurement period.

Cincinnati Financial Corporation - 2021 10-K - Page 68

For only those commercial lines policies that did expire and were then renewed during 2021, we estimate that the average price increase was near the high end of the mid-single-digit range. During 2021, we continued to further segment our commercial lines policies, emphasizing identification and retention of policies we believed had relatively stronger price adequacy. Conversely, we continued to seek more aggressive renewal terms and conditions on policies we believed had relatively weaker pricing, in turn retaining fewer of those policies.

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

Premiums resulting from audits of actual sales or payrolls that confirmed or adjusted initial premium estimates are part of net written premiums and earned premiums. The contribution to our commercial lines earned premiums was $47 million, $41 million and $65 million in 2021, 2020 and 2019, respectively. The contribution on a net written premium basis was $44 million, $53 million and $65 million in 2021, 2020 and 2019, respectively. These net written premium amounts are included with agency renewal written premiums in the Commercial Lines Insurance Premiums table above.

In 2021, our commercial lines new business premiums written by our agencies increased $56 million, or 11%, compared with 2020. New business premium volume in recent years has been significantly influenced by new agency appointments. Agencies appointed since the beginning of 2020 produced commercial lines new business written premiums of $53 million, in aggregate, during 2021, up $41 million from what they produced during 2020. All other agencies contributed the remaining $518 million, up $15 million from the $503 million they produced in 2020.

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

Other written premiums primarily consist of premiums that are ceded to reinsurers and lower our net written premiums. An increase in ceded premiums reduced net written premium growth by $10 million in 2021.

Cincinnati Financial Corporation - 2021 10-K - Page 69

Commercial Lines Insurance Loss and Loss Expenses
Loss and loss expenses include both net paid losses and reserve changes for unpaid losses as well as the associated loss expenses. Most of the incurred losses and loss expenses shown in the commercial lines insurance segment three-year highlights table are for the respective current accident years, with reserve development on prior accident years shown separately. Since less than half of our commercial lines insurance segment current accident year incurred losses and loss expenses represents net paid amounts, the majority represents reserves for our estimate of ultimate losses and loss expenses. These reserves develop over time, and we re-estimate previously reported reserves as we learn more about development on the related claims. The table below illustrates that development. For example, the 70.0% accident year 2020 loss and loss expense ratio reported as of December 31, 2020, developed favorably by 6.2 percentage points to 63.8% due to claims settling for less than previously estimated, or due to updates to reserve estimates for unpaid claims, as of December 31, 2021. Accident years 2020 and 2019 for the commercial lines insurance segment have both developed favorably, as indicated by the progression over time of the ratios in the table.

(Dollars in millions)
Accident year loss and loss expenses incurred and ratios to earned premiums:
Accident year:	2021	2020	2019	2021	2020	2019
as of December 31, 2021	$2,293	$2,216	$2,113	62.4%	63.8%	63.7%
as of December 31, 2020		2,431	2,171		70.0	65.4
as of December 31, 2019			2,222			67.0

Catastrophe losses, as discussed in Consolidated Property Casualty Insurance Results, explain some of the movement in the current accident year loss and loss expense ratio for accident year 2021, compared with 2020. Catastrophe losses added 4.6 percentage points in 2021, 10.8 points in 2020 and 5.3 points in 2019 to the respective commercial lines current accident year loss and loss expense ratios in the table above.

The 57.8% ratio for current accident year loss and loss expenses before catastrophe losses for 2021 decreased 1.4 percentage points compared with the 59.2% accident year 2020 ratio measured as of December 31, 2020. The decrease was partially offset by an increase in large losses incurred, described below, and the corresponding ratios for new losses above $1 million, with a 2.2 percentage-point increase in the 2021 ratio. Other contributions included favorable effects from various initiatives, such as those to improve pricing precision and loss experience related to claims and loss control practices.

Commercial lines reserve development on prior accident years of $353 million in 2021 continued to net to a favorable amount and provided a larger benefit than the $95 million recognized in 2020. The $258 million net increase in 2021, compared with 2020, included $81 million, $66 million and $60 million from our commercial property, commercial casualty and commercial auto lines of business, respectively. Most of our commercial lines net favorable reserve development on prior accident years recognized during 2021 occurred in our commercial casualty, commercial property and workers’ compensation lines of business. Favorable development recognized during 2020 and 2019 was also mostly from our commercial casualty and workers’ compensation lines of business. As discussed in Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, stable historical paid loss patterns are a key assumption used to make projections necessary for estimating IBNR reserves. Development by accident year and other trends for commercial lines loss and loss expenses and the related ratios are further discussed in Liquidity and Capital Resources, Property Casualty Insurance Development of Estimated Reserves by Accident Year.

Cincinnati Financial Corporation - 2021 10-K - Page 70

Commercial Lines Insurance Losses by Size

(Dollars in millions, net of reinsurance)	Years ended December 31,			2021-2020	2020-2019
	2021	2020	2019	Change %	Change %
Current accident year losses greater than $5,000,000	$97	$50	$27	94	85
Current accident year losses $1,000,000-$5,000,000	185	135	185	37	(27)
Large loss prior accident year reserve development	96	36	49	167	(27)
Total large losses incurred	378	221	261	71	(15)
Losses incurred but not reported	(83)	240	26	nm	nm
Other losses excluding catastrophe losses	1,131	1,073	1,222	5	(12)
Catastrophe losses	116	350	142	(67)	146
Total losses incurred	$1,542	$1,884	$1,651	(18)	14

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year losses greater than $5,000,000	2.6%	1.4%	0.8%	1.2	0.6
Current accident year losses $1,000,000-$5,000,000	5.0	4.0	5.6	1.0	(1.6)
Large loss prior accident year reserve development	2.7	1.0	1.5	1.7	(0.5)
Total large loss ratio	10.3	6.4	7.9	3.9	(1.5)
Losses incurred but not reported	(2.3)	6.9	0.8	(9.2)	6.1
Other losses excluding catastrophe losses	30.8	30.8	36.7	0.0	(5.9)
Catastrophe losses	3.2	10.1	4.3	(6.9)	5.8
Total loss ratio	42.0%	54.2%	49.7%	(12.2)	4.5

In 2021, total large losses incurred increased by $157 million, or 71%, net of reinsurance. The corresponding ratio increased 3.9 percentage points. The 2021 increases on both a dollar and ratio basis were largely due to higher amounts for our commercial casualty and commercial property lines of business. In 2020, total large losses incurred and the corresponding ratio were lower than in 2019, largely due to lower amounts of large losses for our commercial casualty and commercial property lines of business. Our analysis indicated no unexpected concentration of these losses and reserve increases by geographic region, policy inception, agency or field marketing territory. We believe the inherent volatility of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the volatility in addition to general inflationary trends in loss costs.

Commercial Lines Insurance Underwriting Expenses

(Dollars in millions)	Years ended December 31,			2021-2020	2020-2019
	2021	2020	2019	Change %	Change %
Commission expenses	$684	$625	$614	9	2
Other underwriting expenses	451	444	427	2	4
Policyholder dividends	5	10	12	(50)	(17)
Total underwriting expenses	$1,140	$1,079	$1,053	6	2
Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Commission expenses	18.6%	18.0%	18.5%	0.6	(0.5)
Other underwriting expenses	12.2	12.7	12.9	(0.5)	(0.2)
Policyholder dividends	0.2	0.3	0.3	(0.1)	0.0
Total underwriting expense ratio	31.0%	31.0%	31.7%	0.0	(0.7)

Commercial lines commission expenses as a percent of earned premiums increased in 2021, compared with 2020, primarily due to an increase in the ratio for profit-sharing commissions for agencies. The ratio for 2020 decreased compared with 2019, including a decrease in the ratio for profit-sharing commissions for agencies that reflected a higher amount of catastrophe losses. In 2021, other underwriting expenses as a percent of earned premiums decreased, compared with 2020, primarily due to lower levels of uncollectible premiums, in addition to ongoing expense management efforts and higher earned premiums. In 2020, other underwriting expenses as a percent of
Cincinnati Financial Corporation - 2021 10-K - Page 71

earned premiums decreased, compared with 2019, primarily due to a lower level of business travel spending for associates and earned premiums that rose at a slightly faster pace than other underwriting expense.

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

We are building commercial lines for an even larger percentage of our agencies' total portfolio, whether through expansion of our local field presence, enhanced expertise or flexibility in processes and service. Our goal is to provide an industry-leading agency experience as we work to be the first and last solution when our agencies are considering business placement.

We intend to keep marketing our products to a broad range of business classes with a total account approach, while also continuing improvement of our pricing precision and further segmentation among commercial lines policies. We intend to maintain our underwriting discipline and carefully manage our rate levels as well as our programs that seek to accurately match exposures with appropriate premiums. We will continue to evaluate each risk on a policy-by-policy basis, making decisions about rates, terms and conditions based on each account’s individual characteristics. We believe that our initiatives to improve pricing precision and lower loss costs will continue to benefit commercial lines profitability during 2022, and that recent-year premium growth initiatives will continue to grow commercial lines premiums at a healthy pace.

Cincinnati Financial Corporation - 2021 10-K - Page 72

Personal Lines Insurance Results

Overview – Three-Year Highlights

(Dollars in millions)	Years ended December 31,			2021-2020	2020-2019
	2021	2020	2019	Change %	Change %
Earned premiums	$1,542	$1,463	$1,404	5	4
Fee revenues	4	4	4	0	0
Total revenues	1,546	1,467	1,408	5	4
Loss and loss expenses from:
Current accident year before catastrophe losses	824	762	875	8	(13)
Current accident year catastrophe losses	218	233	137	(6)	70
Prior accident years before catastrophe losses	(43)	(10)	(29)	(330)	(66)
Prior accident years catastrophe losses	(7)	(8)	2	13	nm
Loss and loss expenses	992	977	985	2	(1)
Underwriting expenses	457	443	415	3	7
Underwriting profit	$97	$47	$8	106	488

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	53.4%	52.1%	62.4%	1.3	(10.3)
Current accident year catastrophe losses	14.2	16.0	9.7	(1.8)	6.3
Prior accident years before catastrophe losses	(2.8)	(0.7)	(2.1)	(2.1)	1.4
Prior accident years catastrophe losses	(0.5)	(0.6)	0.2	0.1	(0.8)
Loss and loss expenses	64.3	66.8	70.2	(2.5)	(3.4)
Underwriting expenses	29.7	30.3	29.6	(0.6)	0.7
Combined ratio	94.0%	97.1%	99.8%	(3.1)	(2.7)

Combined ratio:	94.0%	97.1%	99.8%	(3.1)	(2.7)
Contribution from catastrophe losses and prior years reserve development	10.9	14.7	7.8	(3.8)	6.9
Combined ratio before catastrophe losses and prior years reserve development	83.1%	82.4%	92.0%	0.7	(9.6)

The COVID-19 pandemic did not have a significant effect on our personal lines insurance segment premiums. Loss experience for our insurance operations is influenced by many factors. During 2021, loss experience for our personal auto line of business drove the increase in the personal lines insurance segment loss and loss expenses for the current accident year before catastrophe effects, compared with 2020. Reduced driving in 2020 related to the pandemic contributed to a reduction in reported claims, while driving patterns in 2021 moved towards pre-pandemic levels. Because of factors that reduce exposure to certain insurance losses, there could be a reduction in future losses that generally corresponds to reduced premiums. However, there could be losses or legal expenses that occur independent of changes in miles driven for autos we insure, due to pandemic effects or other factors.

Performance highlights for the personal lines insurance segment also included:
•Premiums – Earned premiums and net written premiums continued to grow in 2021, largely due to increases in renewal written premiums that reflected higher average pricing. Renewal written premiums rose $70 million, or 5%, in 2021, compared with 2020. Net written premiums from high net worth policies in 2021 totaled approximately $663 million, compared with $519 million in 2020.
•Combined ratio – The 2021 combined ratio improved by 3.1 percentage points, compared with 2020, including a 1.7 percentage-point decrease in the ratio for 2021 catastrophe losses. Development on prior accident years’ loss and loss expense reserves before catastrophes during 2021 was 2.1 percentage points more favorable than in 2020.
We have increased our pricing precision and implemented numerous rate increases in recent years to improve our personal lines insurance segment results. In addition, we have made greater use of higher minimum loss
Cincinnati Financial Corporation - 2021 10-K - Page 73

deductibles and enhanced our property inspection processes to verify condition and insurance to value. We have worked to improve our geographic diversification by expanding our personal lines operation to several states less prone to catastrophes.
Our personal lines statutory combined ratio was 93.5% in 2021, compared with 96.4% in 2020 and 99.3% in 2019. The contribution of catastrophe losses to our personal lines statutory combined ratio was 13.7 percentage points in 2021, 15.4 percentage points in 2020 and 9.9 percentage points in 2019.

Personal Lines Insurance Premiums

(Dollars in millions)	Years ended December 31,			2021-2020	2020-2019
	2021	2020	2019	Change %	Change %
Agency renewal written premiums	$1,434	$1,364	$1,312	5	4
Agency new business written premiums	202	174	158	16	10
Other written premiums	(42)	(35)	(35)	(20)	0
Net written premiums	1,594	1,503	1,435	6	5
Unearned premium change	(52)	(40)	(31)	(30)	(29)
Earned premiums	$1,542	$1,463	$1,404	5	4

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

The 5% increase in agency renewal written premiums in 2021 reflected various rate changes. We estimate that premium rates for our personal auto line of business increased at average percentages near the high end of the low-single-digit range during 2021, with some individual policies experiencing lower or higher rate changes based on enhanced pricing precision enabled by predictive models that consider characteristics of specific risks. For our homeowner line of business, we estimate that rate increases during 2021 averaged in the mid-single-digit range. Similar to our personal auto line of business, that average varied widely by state, and some individual policies experienced lower or higher rate changes based on pricing precision and current rate level indications that helped determine appropriate premium rates.

Personal lines new business written premiums grew by $28 million, or 16%, during 2021, compared with 2020. We believe underwriting and pricing discipline was maintained in recent quarters, and the growth reflects expanded use of enhanced pricing precision tools, including excess and surplus lines homeowner policies we began offering in early 2020. Some of what we report as new business came from accounts that were not new to our agents. We believe our agents’ seasoned accounts tend to be priced more accurately than business that may be less familiar to them.

Other written premiums primarily consist of premiums that are ceded to reinsurers and lower our net written premiums. An increase in ceded premiums reduced net written premium growth by $5 million in 2021.

Cincinnati Financial Corporation - 2021 10-K - Page 74

Personal Lines Insurance Loss and Loss Expenses
Loss and loss expenses include both net paid losses and reserve changes for unpaid losses as well as the associated loss expenses. Most of the incurred losses and loss expenses shown in the personal lines insurance segment three-year highlights table are for the respective current accident years, with reserve development on prior accident years shown separately. Since approximately two-thirds of our personal lines current accident year incurred losses and loss expenses represent net paid amounts, the remaining one-third represents reserves for our estimate of ultimate losses and loss expenses. These reserves develop over time, and we re-estimate previously reported reserves as we learn more about the development of the related claims. The table below illustrates that development. For example, the 68.1% accident year 2020 loss and loss expense ratio reported as of December 31, 2020, developed favorably by 3.6 percentage points to 64.5% due to claims settling for less than previously estimated, or due to updated reserve estimates for unpaid claims, as of December 31, 2021. Accident years 2020 and 2019 for the personal lines insurance segment have both developed favorably, as indicated by the progression over time for the ratios in the table.

(Dollars in millions)
Accident year loss and loss expenses incurred and ratios to earned premiums:
Accident year:	2021	2020	2019	2021	2020	2019
as of December 31, 2021	$1,042	$943	$990	67.6%	64.5%	70.6%
as of December 31, 2020		995	991		68.1	70.6
as of December 31, 2019			1,012			72.1

Catastrophe losses, as discussed in Consolidated Property Casualty Insurance Results, explain some of the movement in the current accident year loss and loss expense ratio for accident year 2021, compared with accident year 2020. Catastrophe losses added 14.2 percentage points in 2021, 16.0 points in 2020 and 9.7 points in 2019 to the respective personal lines current accident year loss and loss expense ratios in the table above. Personal lines catastrophe losses for 2021 resulted in a ratio higher than our 11.2% 10-year annual average for personal lines that included 22.8% for 2011. Personal lines catastrophe losses are inherently volatile, as discussed above and in Consolidated Property Casualty Insurance Results.

The 53.4% ratio for current accident year loss and loss expenses before catastrophe losses for 2021 increased 1.3 percentage points compared with the 52.1% accident year 2020 ratio measured as of December 31, 2020. The ratio for 2020 was unusually low due to reduced driving related to the pandemic that contributed to a reduction in reported claims. The increase included a 0.6 percentage-point increase in the ratio for current accident year losses of $1 million or more per claim, shown in the table below. Other contributions included favorable effects from various initiatives, such as those to improve pricing precision and loss experience related to claims and loss control practices.

Personal lines loss and loss expense reserve development on prior accident years recognized in 2021 was favorable by $50 million, in aggregate, compared with $18 million in 2020. The 2021 net favorable reserve development included $31 million for our personal auto line of business and $14 million for our homeowner line of business. The 2020 net favorable reserve development included $15 million for our personal auto line of business and $5 million for our homeowner line of business. Development by accident year and other trends for personal lines loss and loss expenses and the related ratios are further discussed in Liquidity and Capital Resources, Property Casualty Insurance Development of Estimated Reserves by Accident Year.

Cincinnati Financial Corporation - 2021 10-K - Page 75

Personal Lines Insurance Losses by Size

(Dollars in millions, net of reinsurance)	Years ended December 31,			2021-2020	2020-2019
	2021	2020	2019	Change %	Change %
Current accident year losses greater than $5,000,000	$15	$—	$—	nm	nm
Current accident year losses $1,000,000-$5,000,000	56	59	51	(5)	16
Large loss prior accident year reserve development	(4)	6	(1)	nm	nm
Total large losses incurred	67	65	50	3	30
Losses incurred but not reported	11	39	17	(72)	129
Other losses excluding catastrophe losses	588	523	662	12	(21)
Catastrophe losses	198	216	135	(8)	60
Total losses incurred	$864	$843	$864	2	(2)

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year losses greater than $5,000,000	1.0%	0.0%	0.0%	1.0	0.0
Current accident year losses $1,000,000-$5,000,000	3.6	4.0	3.6	(0.4)	0.4
Large loss prior accident year reserve development	(0.2)	0.4	(0.1)	(0.6)	0.5
Total large loss ratio	4.4	4.4	3.5	0.0	0.9
Losses incurred but not reported	0.7	2.7	1.2	(2.0)	1.5
Other losses excluding catastrophe losses	38.1	35.8	47.2	2.3	(11.4)
Catastrophe losses	12.8	14.7	9.6	(1.9)	5.1
Total loss ratio	56.0%	57.6%	61.5%	(1.6)	(3.9)

In 2021, personal lines total large losses incurred increased by $2 million, or 3%, net of reinsurance. The ratio for 2021 large losses as a percent of earned premiums matched 2020. The 2021 increase on a dollar basis was primarily due to a higher amount for umbrella coverage in our other personal line of business that was partially offset by a lower amount for our homeowner line of business. In 2020, total large losses increased, compared with 2019, primarily due to higher amounts for our homeowner line of business and umbrella coverage in our other personal line of business. Our analysis indicated no unexpected concentration of these losses and reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. We believe the inherent volatility of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the volatility in addition to general inflationary trends in loss costs.

Personal Lines Insurance Underwriting Expenses

(Dollars in millions)	Years ended December 31,			2021-2020	2020-2019
	2021	2020	2019	Change %	Change %
Commission expenses	$292	$266	$259	10	3
Other underwriting expenses	165	177	156	(7)	13
Total underwriting expenses	$457	$443	$415	3	7
Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Commission expenses	19.0%	18.2%	18.5%	0.8	(0.3)
Other underwriting expenses	10.7	12.1	11.1	(1.4)	1.0
Total underwriting expense ratio	29.7%	30.3%	29.6%	(0.6)	0.7

Personal lines commission expense as a percent of earned premiums increased in 2021, compared with 2020, primarily due to an increase in the ratio for profit-sharing commissions for agencies. The ratio for 2020 decreased compared with 2019, largely due to a decrease in the ratio for profit-sharing commissions for agencies that reflected a higher amount of catastrophe losses. In 2021, other underwriting expenses as a percent of earned premiums decreased, compared with 2020 that included a $16 million Stay-at-Home policyholder credit for personal auto policies. We also continued expense management efforts in 2021 and premium growth outpaced growth in other expenses. Other underwriting expenses as a percent of earned premiums in 2020 increased, compared with 2019, primarily due to the 15% policyholder credit applied to each personal auto policy for the months of April and May 2020.
Cincinnati Financial Corporation - 2021 10-K - Page 76

Personal Lines Insurance Outlook
A.M. Best indicates 2021 personal lines direct written premiums for the U.S. property casualty industry grew approximately 5%, based on industry data reported through the first nine months of 2021. Growth for our personal lines insurance segment net written premiums in 2021 exceeded the industry by approximately one percentage point, and we believe it will likely be higher than industry projections for 2022. Drivers of our growth include rate increases, an accelerated pace of new agency appointments in recent years and increased focus on the high net worth personal lines market.

Our high net worth initiative, along with various other actions to improve performance in our personal lines insurance segment, is discussed in greater detail in Personal Lines Insurance Results and also in Item 1, Our Business and Our Strategy, Strategic Initiatives and Our Segments, Personal Lines Insurance Segment.

Cincinnati Financial Corporation - 2021 10-K - Page 77

Excess and Surplus Lines Insurance Results

Overview – Three-Year Highlights

(Dollars in millions)	Years ended December 31,			2021-2020	2020-2019
	2021	2020	2019	Change %	Change %
Earned premiums	$398	$325	$278	22	17
Fee revenues	2	2	2	0	0
Total revenues	400	327	280	22	17
Loss and loss expenses from:
Current accident year before catastrophe losses	240	187	152	28	23
Current accident year catastrophe losses	3	5	1	(40)	400
Prior accident years before catastrophe losses	7	7	(11)	0	nm
Prior accident years catastrophe losses	—	—	—	0	0
Loss and loss expenses	250	199	142	26	40
Underwriting expenses	106	94	85	13	11
Underwriting profit	$44	$34	$53	29	(36)

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	60.3%	57.7%	54.6%	2.6	3.1
Current accident year catastrophe losses	0.6	1.3	0.4	(0.7)	0.9
Prior accident years before catastrophe losses	1.9	2.1	(4.1)	(0.2)	6.2
Prior accident years catastrophe losses	0.0	0.2	0.2	(0.2)	0.0
Loss and loss expenses	62.8	61.3	51.1	1.5	10.2
Underwriting expenses	26.7	28.7	30.4	(2.0)	(1.7)
Combined ratio	89.5%	90.0%	81.5%	(0.5)	8.5

Combined ratio:	89.5%	90.0%	81.5%	(0.5)	8.5
Contribution from catastrophe losses and prior years reserve development	2.5	3.6	(3.5)	(1.1)	7.1
Combined ratio before catastrophe losses and prior years reserve development	87.0%	86.4%	85.0%	0.6	1.4

The COVID-19 pandemic did not have a significant effect on our excess and surplus lines insurance segment premiums during 2021, as net written premiums grew 22%. Premium growth could slow significantly if the basis for policy premiums, such as the sales results of businesses we insure, decrease as a result of a weakened economy.

Loss experience for our insurance operations is influenced by many factors. We have not determined any material effect on our excess and surplus lines insurance loss experience for 2021 as a result of the pandemic. Because of factors that reduce exposure to certain insurance losses, such as reduced sales results for businesses, there could be a reduction in future losses that generally corresponds to reduced premiums. However, there could be losses or legal expenses that occur independent of changes in sales of businesses we insure, due to pandemic effects or other factors.

Our excess and surplus lines insurance segment includes results of The Cincinnati Specialty Underwriters Insurance Company and CSU Producer Resources Inc. Performance highlights for this segment also included:
•Premiums – Earned premiums and net written premiums continued to grow during 2021, including higher renewal written premiums that included average renewal estimated price increases in the high-single-digit range. New business written premiums rose 13% in 2021, compared with 2020, and also contributed to premium growth.
•Combined ratio – The combined ratio improved by 0.5 percentage points in 2021, as lower ratios for underwriting expenses and catastrophe losses offset higher current accident year losses and loss expenses before catastrophes. The higher current accident year losses and loss expenses before catastrophes reflected what we believe are now adequate reserves for estimated ultimate losses and loss expenses, as claims on average are
Cincinnati Financial Corporation - 2021 10-K - Page 78

remaining open longer than previously expected. Components of the 2.4 percentage-point increase in 2021 for the total of loss and loss expense ratios before catastrophe losses, shown in the table above, include an IBNR portion that increased by 6.5 points and a case incurred portion that decreased by 4.1 points. The paid component of the case incurred portion decreased by 3.8 percentage points.

Excess and Surplus Lines Insurance Premiums

(Dollars in millions)	Years ended December 31,			2021-2020	2020-2019
	2021	2020	2019	Change %	Change %
Agency renewal written premiums	$323	$254	$209	27	22
Agency new business written premiums	124	110	110	13	0
Other written premiums	(21)	(16)	(16)	(31)	0
Net written premiums	426	348	303	22	15
Unearned premium change	(28)	(23)	(25)	(22)	8
Earned premiums	$398	$325	$278	22	17

The $69 million increase in 2021 renewal premiums reflected the opportunity to renew many policies for the first time as well as higher renewal pricing. Average renewal estimated price increases were in the high-single-digit range during 2021. We measure average changes in excess and surplus lines renewal pricing as the rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies.

New business written premiums grew by $14 million during 2021, compared with 2020, as we continued to carefully underwrite each policy in a highly competitive market. Lack of growth in 2020 was largely due to our underwriters seeing fewer opportunities to write policies with annual premiums of $10,000 or more at pricing levels that we believed were adequate. Other written premiums in 2021 reduced net written premium growth by $5 million more than in 2020, and are primarily premiums that are ceded to reinsurers and therefore reduce our net written premiums.

Excess and Surplus Lines Loss and Loss Expenses
Loss and loss expenses include both net paid losses and reserve changes for unpaid losses, as well as the associated loss expenses. The majority of the total incurred losses and loss expenses shown above in the three-year highlights table are for the respective current accident years, with reserve development on prior accident years shown separately. Since less than 20% of our excess and surplus lines current accident year incurred losses and loss expenses represents net paid amounts, a large majority represents reserves for our estimate of unpaid losses and loss expenses. These reserves develop over time, and we update our estimates of previously reported reserves as we learn more about the development of the related claims. The table below illustrates that development. For example, the 55.0% accident year 2019 loss and loss expense ratio reported as of December 31, 2019, developed favorably by 0.7 percentage points to 54.3% due to claims settling for less than previously estimated, or due to updated reserve estimates for unpaid claims, as of December 31, 2020. Accident year 2019 for this segment developed unfavorably during 2021, as indicated by the progression over time of the ratios in the table.

(Dollars in millions)
Accident year loss and loss expenses incurred and ratios to earned premiums:
Accident year:	2021	2020	2019	2021	2020	2019
as of December 31, 2021	$243	$192	$158	60.9%	59.0%	56.9%
as of December 31, 2020		192	151		59.0	54.3
as of December 31, 2019			153			55.0

Catastrophe losses, as discussed in Consolidated Property Casualty Insurance Results, explain some of the movement among components of the current accident year loss and loss expense ratio for accident year 2021, compared with 2020. Catastrophe losses added 0.6 percentage points in 2021, 1.3 percentage points in 2020 and 0.4 percentage points in 2019 to the respective excess and surplus lines current accident year loss and loss expense ratios in the table above.
Cincinnati Financial Corporation - 2021 10-K - Page 79

The 60.3% ratio for current accident year loss and loss expenses before catastrophe losses for 2021 increased by 2.6 percentage points compared with the 57.7% accident year 2020 ratio measured as of December 31, 2020. The increase included a 1.6 percentage-point increase in the ratio for current accident year losses of $1 million or more per claim, shown in the table below.

Excess and surplus lines reserve development on prior accident years was a net unfavorable $7 million for both 2020 and 2021. Nearly all of the net amount for 2021 was for accident year 2019. The unfavorable reserve development on prior accident years reflected what we believe are now adequate reserves for estimated ultimate losses and loss expenses, as claims on average are remaining open longer than previously expected.

We believe the loss and loss expense reserves for our excess and surplus lines business are adequate. The amount of outstanding reserves for our excess and surplus lines operation can be seen in a table in Liquidity and Capital Resources, Property Casualty Loss and Loss Expense Obligations and Reserves. One indication of how long it takes for most of the outstanding reserves to be settled is to measure outstanding reserves by accident year at different points in time, using Item 8, Note 4 of the Consolidated Financial Statements. For example, for accident years 2014, 2013 and 2012, in aggregate, after subtracting cumulative paid amounts from incurred amounts at December 31, 2014, reserves for estimated unpaid losses, plus the portion of loss expenses known as ALAE, equaled $168 million. For those same accident years, at December 31, 2021, the reserve estimate for the remaining unpaid amount equaled $7 million. The inherent uncertainty in estimating reserves is discussed in Liquidity and Capital Resources, Property Casualty Insurance Loss and Loss Expense Obligations and Reserves. Development trends by accident year are further discussed in Property Casualty Insurance Development of Estimated Reserves by Accident Year.

Excess and Surplus Lines Insurance Losses by Size

(Dollars in millions, net of reinsurance)	Years ended December 31,			2021-2020	2020-2019
	2021	2020	2019	Change %	Change %
Current accident year losses greater than $5,000,000	$—	$—	$—	nm	nm
Current accident year losses $1,000,000-$5,000,000	16	8	7	100	14
Large loss prior accident year reserve development	3	—	2	nm	(100)
Total large losses incurred	19	8	9	138	(11)
Losses incurred but not reported	53	31	7	71	343
Other losses excluding catastrophe losses	97	95	76	2	25
Catastrophe losses	2	5	2	(60)	150
Total losses incurred	$171	$139	$94	23	48

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year losses greater than $5,000,000	0.0%	0.0%	0.0%	0.0	0.0
Current accident year losses $1,000,000-$5,000,000	4.1	2.5	2.5	1.6	0.0
Large loss prior accident year reserve development	0.6	0.0	0.6	0.6	(0.6)
Total large loss ratio	4.7	2.5	3.1	2.2	(0.6)
Losses incurred but not reported	13.4	9.5	2.4	3.9	7.1
Other losses excluding catastrophe losses	24.3	29.3	27.7	(5.0)	1.6
Catastrophe losses	0.6	1.4	0.5	(0.8)	0.9
Total loss ratio	43.0%	42.7%	33.7%	0.3	9.0

In 2021, total large losses increased by $11 million, net of reinsurance. The ratio for 2021 large losses as a percent of earned premiums increased by 2.2 percentage points. That ratio for 2020 decreased by 0.6 points, compared with 2019. Our analysis indicated no unexpected concentration of these losses and reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. We believe the inherent volatility of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the volatility in addition to general inflationary trends in loss costs.

Cincinnati Financial Corporation - 2021 10-K - Page 80

Excess and Surplus Lines Insurance Underwriting Expenses

(Dollars in millions)	Years ended December 31,			2021-2020	2020-2019
	2021	2020	2019	Change %	Change %
Commission expenses	$70	$58	$53	21	9
Other underwriting expenses	36	36	32	0	13
Total underwriting expenses	$106	$94	$85	13	11
Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Commission expenses	17.5%	17.6%	18.9%	(0.1)	(1.3)
Other underwriting expenses	9.2	11.1	11.5	(1.9)	(0.4)
Total underwriting expenses ratio	26.7%	28.7%	30.4%	(2.0)	(1.7)

Excess and surplus lines commission expense as a percent of earned premiums for 2021 decreased slightly compared with 2020, despite a slight increase in the ratio for profit-sharing commissions for agencies. The ratio for 2020 decreased compared with 2019, largely due to a decrease in the ratio for profit-sharing commissions for agencies. The ratio for other underwriting expenses decreased in 2021, largely due to ongoing expense management efforts and premium growth outpacing growth in expenses. In 2020, the ratio decreased, reflecting lower levels of business travel spending for associates, in addition to higher earned premiums and ongoing expense management efforts.

Excess and Surplus Lines Outlook
The excess and surplus lines market is expected to see the magnitude of rate increases moderate for risks that are casualty-driven. For property risks involving catastrophe exposures, premium rates in the foreseeable future are expected to be firm. New business opportunities are expected to increase as standard market insurance companies continue to re-underwrite business they previously took from the excess and surplus lines market and as larger excess and surplus lines companies re-underwrite their business with an emphasis on underwriting profitability. Firming is expected to continue for specific classes of business where loss costs are exceeding rates, such as habitational for property and general liability coverages, liquor liability for general liability coverages and hired and non-owned for general liability coverages.

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

Cincinnati Financial Corporation - 2021 10-K - Page 81

Life Insurance Results

Overview – Three-Year Highlights

(Dollars in millions)	Years ended December 31,			2021-2020	2020-2019
	2021	2020	2019	Change %	Change %
Earned premiums	$298	$289	$270	3	7
Fee revenues	5	2	4	150	(50)
Total revenues	303	291	274	4	6
Contract holders' benefits incurred	340	297	286	14	4
Investment interest credited to contract holders	(105)	(102)	(99)	(3)	(3)
Underwriting expenses incurred	84	85	86	(1)	(1)
Total benefits and expenses	319	280	273	14	3
Life insurance segment profit (loss)	$(16)	$11	$1	nm	nm

The COVID-19 pandemic did not have a significant effect on our life insurance segment earned premiums or underwriting expenses in 2021. However, the pandemic did contribute to an increase in death claims during 2021. It is possible we may continue to experience higher than projected future death claims due to the pandemic.

Performance highlights for the life insurance segment also included:
•Revenues – Earned premiums rose 3% for the year 2021, as shown in the table below that includes details by major line of business. Our largest life insurance product line, term life insurance, rose 7%. Net in-force policy face amounts rose 5% to $77.493 billion at year-end 2021 from $73.475 billion at year-end 2020 and $69.984 billion at year-end 2019.
•Profitability – The life insurance segment frequently reports only a small profit or loss because most of its investment income is included in the investments segment results. We include only investment income credited to contract holders (interest assumed in life insurance policy reserve calculations) in life insurance segment results. A $16 million loss for our life insurance segment in 2021, compared with a profit of $11 million in 2020 and $1 million in 2019, was primarily due to less favorable mortality results as a result of higher death claims. The life insurance segment has averaged an annual profit of less than $1 million over the past five years.

Earned premiums rose $9 million in 2021, primarily due to growth in our term life insurance business, as shown in the table below. Growth in 2020 was also primarily due to term life insurance. Universal life insurance earned premiums can vary, including from changes in interest rate or other actuarial assumptions, and decreased by $5 million in 2021 after increasing $5 million in 2020.

(Dollars in millions)	Years ended December 31,			2021-2020	2020-2019
	2021	2020	2019	Change %	Change %
Term life insurance	$210	$197	$186	7	6
Universal life insurance	39	44	39	(11)	13
Other life insurance and annuity products	49	48	45	2	7
Net earned premiums	$298	$289	$270	3	7

Products we market include term, whole and universal life insurance and also fixed annuities. In addition, we offer term and whole life insurance to employees at their worksite. These products provide our property casualty agency force with excellent cross-serving opportunities for both commercial and personal accounts.

Over the past several years, we have worked to maintain a portfolio of simple, yet competitive, products. Our product development efforts emphasize death benefit protection and guarantees. Distribution expansion within our property casualty insurance agencies remains a high priority. Our 34 life field marketing representatives work in partnership with our property casualty field marketing representatives. Approximately 65% of our term and other life insurance product premiums were generated through our property casualty insurance agency relationships.

Cincinnati Financial Corporation - 2021 10-K - Page 82

Life insurance segment expenses consist principally of:
•Contract holders’ benefits incurred, related to traditional life and interest-sensitive products, accounted for 80.2% of 2021 total benefits and expenses compared with 77.7% in 2020 and 76.9% in 2019. Total contract holders’ benefits increased as net death claims were higher in 2021, compared with 2020, and were above our mortality projections.
•Underwriting expenses incurred, net of deferred acquisition costs, accounted for 19.8% of 2021 total benefits and expenses compared with 22.3% in 2020 and 23.1% in 2019. Expenses in 2021 decreased by 1%, compared with 3% growth in earned premiums. Expenses in 2020 also decreased 1%, compared with 7% growth in earned premiums. In both 2021 and 2020, unlocking of interest rate and other actuarial assumptions decreased the amount of expenses deferred to future periods, increasing underwriting expenses.

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

We recognize that assets under management, capital appreciation and investment income are integral to evaluation of the success of the life insurance segment because of the long duration of life products. On a basis that includes investment income and investment gains or losses from life insurance-related invested assets, our life insurance subsidiary reported net income of $44 million in 2021, compared with $32 million in 2020 and $39 million in 2019. The life insurance subsidiary portfolio had after-tax net investment gains of $8 million in 2021 and after-tax net investment losses of $21 million in 2020 and $4 million in 2019. Investment gains and losses are discussed under Investments Results. We exclude most of our life insurance company investment income from investments segment results.

Life Insurance Outlook
The desire for our products remains strong, influenced in no small part by the COVID-19 waves we continue to endure. Millennials and Generation Z are now more inclined to consider life insurance than ever before, and we believe the independent agent is best-positioned to sell it to them. We will continue to benefit from new distribution as our property casualty company appoints new agencies across the country. The voluntary life insurance market remains strong as well. We plan to expand our enrollment services with both internal and external options for our property casualty agencies to choose from if they are unable to do it themselves.

Inflation is raising the possibility that the yield curve will be on the rise. While it will take time for an increase to have a material effect on our investment income, it would bode well for pricing. We also will monitor legislation to change the tax code and will position our products accordingly.

Cincinnati Financial Corporation - 2021 10-K - Page 83

Investments Results

Overview – Three-Year Highlights
Investments Results

(Dollars in millions)	Years ended December 31,			2021-2020	2020-2019
	2021	2020	2019	Change %	Change %
Total investment income, net of expenses	$714	$670	$646	7	4
Investment interest credited to contract holders	(105)	(102)	(99)	(3)	(3)
Investment gains and losses, net	2,409	865	1,650	178	(48)
Investments profit, pretax	$3,018	$1,433	$2,197	111	(35)

We believe the COVID-19 pandemic did not have a significant effect on our investments results in 2021. During 2020, the COVID-19 pandemic and related economic effects caused volatility in fair values of securities. Our fixed-maturity and equity portfolios experienced a decrease in valuation during the first quarter of 2020, in large part due to the volatility and economic uncertainty caused by the coronavirus outbreak that affected various sectors of our portfolio. During the first quarter of 2020, already low oil prices and the sudden demand drop in related products due to governmental actions, such as shelter-in-place orders, contributed to the energy sector accounting for most of the write-downs of impaired securities in the tables below. During the last three quarters of 2020, valuations increased for a significant portion of our fixed-maturity and equity portfolios.

The investments segment contributes investment income and investments gains and losses to results of operations. Investment income is generally our primary source of pretax and after-tax profits.
•Investment income – Pretax investment income grew $44 million, or 7%, in 2021, due to increases from dividends and interest income. Dividend income grew 12%, reflecting rising dividend rates and net purchases of equity securities from available funds. Interest income grew 5% in 2021, compared with 2020, as net purchases of fixed-maturity securities offset the continuing effects of the low interest rate environment on bond yields. Pretax investment income rose 4% in 2020, including increases in interest and dividend income. Average yields in the investment income table below are based on the average invested asset and cash amounts indicated in the table using fixed-maturity securities valued at amortized cost and all other securities at fair value.
•Investment gains and losses – We reported an investment gain in 2021, 2020 and 2019, primarily due to favorable changes in fair values of equity securities even though we continue to hold the securities or as otherwise required by GAAP.

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

Cincinnati Financial Corporation - 2021 10-K - Page 84

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

Total investment return of 13.1% in 2021 was 3.3 percentage points more than in 2020. Both the 2021 and 2020 contributions from the investment income component were enhanced by the net favorable effect of the investment gains and losses components. Comparing contributions for 2021 with 2020, investment income rose $44 million, investment gains were $1.544 billion more favorable and the invested assets change in unrealized gains and losses decreased by $670 million. The base component of the return calculation, annual average invested assets, was up 10% in 2021. For 2020 compared with 2019, total investment return decreased by 6.8 percentage points, primarily due to a less favorable net effect of the investment gains and losses. The base component of the return calculation, annual average invested assets, increased 17% in 2020.

(Dollars in millions)	Years ended December 31,			2021-2020	2020-2019
	2021	2020	2019	Change %	Change %
Invested assets beginning balance:
Fixed maturities	$12,338	$11,698	$10,689	5	9
Equity securities	8,856	7,752	5,920	14	31
Other invested assets	348	296	123	18	141
Invested assets beginning balance	21,542	19,746	16,732	9	18
Average acquisitions (dispositions), net	538	309	343	74	(10)
Annual average invested assets	$22,080	$20,055	$17,075	10	17

Total investment return:
Investment income, net of expenses	$714	$670	$646	7	4
Investment gains and losses, net	2,409	865	1,650	178	(48)
Total invested assets change in unrealized gains and losses	(234)	436	544	nm	(20)
Total	$2,889	$1,971	$2,840	47	(31)

Total return on invested assets, pretax	13.1%	9.8%	16.6%

Cincinnati Financial Corporation - 2021 10-K - Page 85

Investment Income
The primary drivers of investment income are highlighted below, followed by additional details of our investment results.
•Interest income increased by $22 million, or 5%, in 2021, compared with 2020. The average fixed-maturity pretax yield declined by approximately 1 basis point but was offset by a larger average fixed-maturity portfolio that rose 8% on an amortized cost basis. Interest income in 2020 increased by $9 million, compared with 2019, when that yield declined by approximately 4 basis points while the portfolio rose 2% on an amortized cost basis.
•Dividend income rose $26 million, or 12%, in 2021, after rising 9% in 2020. Increases in dividend payment rates for most of the holdings in our common stock portfolio during both 2021 and 2020 drove the increases in dividend income. An increase in funds invested in that portfolio during both 2021 and 2020 also favorably affected dividend income.

(Dollars in millions)	Years ended December 31,			2021-2020	2020-2019
	2021	2020	2019	Change %	Change %
Investment income:
Interest	$477	$455	$446	5	2
Dividends	246	220	201	12	9
Other	5	8	12	(38)	(33)
Less investment expenses	14	13	13	8	0
Investment income, pretax	714	670	646	7	4
Less income taxes	111	104	101	7	3
Total investment income, after-tax	$603	$566	$545	7	4

Investment returns:
Average invested assets plus cash and cash equivalents	$23,215	$20,670	$18,697
Average yield pretax	3.08%	3.24%	3.46%
Average yield after-tax	2.60	2.74	2.91
Effective tax rate	15.5	15.5	15.6

Fixed-maturity returns:
Average amortized cost	$11,771	$11,210	$10,876
Average yield pretax	4.05%	4.06%	4.10%
Average yield after-tax	3.37	3.39	3.42
Effective tax rate	16.8	16.6	16.6

In 2021, we continued to invest available cash flow in both fixed income and equity securities in a manner that we believe balances current income needs with longer-term invested asset growth goals. While our bond portfolio more than covers our insurance reserve liabilities, we believe our diversified common stock portfolio of mainly blue chip, dividend-paying companies represents one of our best investment opportunities for the long term. We position our portfolio with consideration to both the challenges presented by the current low interest rate environment and the risks presented by potential future inflation. As bonds in our generally laddered portfolio mature or are called over the near term, we will be challenged to replace their current yield.
Cincinnati Financial Corporation - 2021 10-K - Page 86

The table below summarizes pretax yield to amortized costs excluding any book value adjustments due to impairment for bonds in our fixed-maturity portfolio by various maturity periods.

At December 31, 2021	% Yield	Principal redemptions
Fixed-maturity yield profile:
Expected to mature during 2022	3.65%	$771
Expected to mature during 2023	3.78	809
Expected to mature during 2024	4.27	1,024
Average yield and total expected redemptions from 2022 through 2024	3.94	$2,604

The average pretax yield of 3.47% for fixed-maturity securities acquired during 2021, shown in the table below, was lower than the 4.02% average yield-to-amortized cost of the fixed-maturity securities portfolio at the end of 2021.

	Years ended December 31,
	2021	2020
Average pretax yield-to-amortized cost on new fixed maturities:
Acquired taxable fixed maturities	3.52%	4.23%
Acquired tax-exempt fixed maturities	2.65	2.71
Average total fixed maturities acquired	3.47	3.97

We discussed our portfolio strategies in Item 1, Investments Segment. We discuss risks related to our investment income and our fixed-maturity and equity investment portfolios in Item 7a, Quantitative and Qualitative Disclosures About Market Risk.

Cincinnati Financial Corporation - 2021 10-K - Page 87

Total Investment Gains and Losses
Investment gains and losses are recognized on the sales of investments, for certain changes in fair values of securities even though we continue to hold the securities or as otherwise required by GAAP. The change in fair value for equity securities still held is reported in net income, as disclosed in Note 1, Summary of Significant Accounting Policies. Total investment gains and losses in 2021 included $2.278 billion of gains from the recognition of fair value changes of equity securities still held that prior to 2018 would have been reported in other comprehensive income (OCI) instead of net income. Change in unrealized gains or losses for fixed-maturity securities are included as a component of OCI. Accounting requirements for the allowance for credit losses and other-than-temporary impairment (OTTI) charges for the fixed-maturity portfolio are disclosed in Item 8, Note 1, Summary of Significant Accounting Policies. The factors we consider when evaluating impairments are also discussed in Critical Accounting Estimates, Asset Impairment.
The timing of gains or losses from sales can have a material effect on results in any given period. However, such gains or losses usually have little, if any, effect on total shareholders’ equity because most equity and fixed-maturity investments are carried at fair value.

As appropriate, we buy, hold or sell both fixed-maturity and equity securities on an ongoing basis to help achieve our portfolio objectives. We generally purchase fixed-maturity securities with the intention to hold until maturity. If they no longer meet our investment criteria, they are divested. Sales of fixed-maturity securities are usually due to a change in credit fundamentals. Pretax total investment gains in 2021, 2020 and 2019 were largely due to favorable changes in fair values of equity securities even though we continue to hold the securities. Additional information about investment gains or losses is included in Item 8, Note 2 of the Consolidated Financial Statements.

The table below summarizes total investment gains and losses, before taxes.

(Dollars in millions)	Years ended December 31,
	2021	2020	2019
Investment gains and losses
Equity securities:
Investment gains and losses on securities sold, net	$4	$79	$26
Unrealized gains and losses on securities still held, net	2,278	841	1,626
Subtotal	2,282	920	1,652
Fixed-maturity securities:
Gross realized gains	36	16	13
Gross realized losses	(5)	(3)	(3)
Write-down of impaired securities	(1)	(78)	(9)
Subtotal	30	(65)	1
Other	97	10	(3)
Total investment gains and losses reported in net income	$2,409	$865	$1,650
Change in unrealized investment gains and losses reported in OCI
Fixed-maturity securities	(234)	436	544
Total	$2,175	$1,301	$2,194

Cincinnati Financial Corporation - 2021 10-K - Page 88

Write-downs of impaired securities or OTTI charges from the investment portfolio by the asset classes we described in Item 1, Our Segments, Investments Segment, are summarized below:

(Dollars in millions)	Years ended December 31,
	2021	2020	2019
Taxable fixed maturities:
Impairment amount	$—	$77	$9
New amortized cost	$—	$78	$20
Percent to total amortized cost owned	—%	1%	—%
Number of impaired securities written down	—	13	3
Percent to number of securities owned	—%	2%	—%

Tax-exempt fixed maturities:
Impairment amount	$1	$1	$—
New amortized cost	$2	$1	$—
Percent to total amortized cost owned	—%	—%	—%
Number of impaired securities written down	5	1	—
Percent to number of securities owned	—%	—%	—%

Totals:
Impairment amount	$1	$78	$9
New amortized cost	$2	$79	$20
Percent to total amortized cost owned	—%	1%	—%
Number of impaired securities written down	5	14	3
Percent to number of securities owned	—%	1%	—%

Write-downs of impaired securities or OTTI charges from the investment portfolio by industry are summarized as follows:

(Dollars in millions)	Years ended December 31,
	2021	2020	2019
Fixed maturities:
Energy	$—	$62	$6
Real estate	—	13	3
Consumer goods	—	1	—
Municipal	1	1	—
Technology & Electronics	—	1	—
Total fixed maturities	$1	$78	$9

Cincinnati Financial Corporation - 2021 10-K - Page 89

Investments Outlook
The year 2021 saw a continuation of the economic recovery that began in the second half of 2020. Most bond markets experienced declines as interest rates rose. In 2022, we will likely see the Federal Reserve take rate actions that could further pressure existing bond values while at the same time provide opportunities to invest at potentially higher yields. Periods in which the central bank moves to a less accommodating or tightening position can also lead to increased equity market volatility.

We continue to focus on portfolio strategies to balance near-term income generation and long-term book value growth. In 2022, we expect to continue to allocate a portion of cash available for investment to equity securities, taking into consideration corporate liquidity and income requirements, as well as insurance department regulations and rating agency comments. We discuss our portfolio strategies in Item 1, Our Segments, Investments Segment.

Cincinnati Financial Corporation - 2021 10-K - Page 90

Other
Total revenues in 2021 and 2020 for our Other operations increased, compared with the respective prior-year periods, primarily due to earned premiums of Cincinnati Re and Cincinnati Global. Other also includes noninvestment operations of the parent company and its commercial leasing and financial services subsidiary, CFC Investment Company. Total expenses for Other also increased in 2021 and 2020, primarily due to losses and loss expenses and underwriting expenses from Cincinnati Re and Cincinnati Global.

Other loss in the table below represents losses before income taxes. For each year shown, Other loss was largely driven by interest expense from debt of the parent company. Net results for the combination of Cincinnati Re and Cincinnati Global were an underwriting loss of approximately $8 million in 2021 and $26 million in 2020 and an underwriting profit of approximately $39 million in 2019. The underwriting loss in 2020 included $31 million of pandemic-related incurred losses and expenses, as discussed in Corporate Financial Highlights of Management’s Discussion and Analysis.

(Dollars in millions)	Years ended December 31,			2021-2020	2020-2019
	2021	2020	2019	Change %	Change %
Interest and fees on loans and leases	$7	$6	$5	17	20
Earned premiums	570	427	333	33	28
Other revenues	3	4	4	(25)	0
Total revenues	580	437	342	33	28
Interest expense	53	54	53	(2)	2
Loss and loss expenses	414	325	195	27	67
Underwriting expenses	164	128	99	28	29
Operating expenses	20	20	23	0	(13)
Total expenses	651	527	370	24	42
Other loss	$(71)	$(90)	$(28)	21	(221)

Cincinnati Financial Corporation - 2021 10-K - Page 91

Taxes
We had a $724 million income tax expense in 2021, compared with $283 million in 2020 and $475 million in 2019. The corporate effective tax rate for 2021 was 19.7% compared with 18.9% in 2020 and 19.2% in 2019.

The changes in our effective tax rate between periods were primarily due to large changes in our net investment gains and losses, included in income for the periods, as well as changes in underwriting income.

Historically, we have pursued a strategy of investing some portion of cash flow in tax-advantaged fixed-maturity and equity securities to minimize our overall tax liability and maximize after-tax earnings. See Item 1, Our Segments, Fixed-Maturity Securities Investments, for further discussion on municipal bond purchases in our fixed-maturity investment portfolio.

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

Cincinnati Financial Corporation - 2021 10-K - Page 92

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

We believe the COVID-19 pandemic did not have a significant effect on our cash flows during 2021. In addition to our historically positive operating cash flow to meet the needs of operations, we have the ability to slow investing activities if such need arises or sell a portion of our high-quality, liquid investment portfolio. We also have additional capacity to borrow on our revolving short-term line of credit, as described further below.

Parent Company Liquidity
At December 31, 2021, the parent company had $5.053 billion in cash and marketable securities, providing strong liquidity to fund cash outflows, as needed. The payment of dividends to shareholders is largely based upon receiving subsidiary dividends. Alternatively, we could sell investments or use our line of credit to support the dividend payment.

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

(Dollars in millions)	Years ended December 31,
	2021	2020	2019
Sources of liquidity:
Subsidiary dividends received	$598	$550	$625
Investment income received	90	81	75
Proceeds from stock options exercised	13	7	11
Return of funds on deposit from Lloyd's	117	5	—
Uses of liquidity:
Shareholders' dividend payments	$395	$375	$355
Share repurchases	144	261	67
Debt interest payments	52	54	52
Payment of funds on deposit at Lloyd's	14	47	67

We expect 2022 parent company sources of cash flow to be similar to 2021. Use of liquidity for share repurchases are discretionary depending on cash availability and capital management decisions. In addition, the subsidiaries have the discretion to pay dividends to the parent company. Cincinnati Global is required to maintain certain capital funding requirements with Lloyd’s, which the parent company may deposit on their behalf. These funding requirements may fluctuate based on the profitability of Cincinnati Global and syndicate solvency capital requirements as set by Lloyd's, which may result in return of funds on deposit. Other than share repurchases and funding at Lloyd's, the majority of expenditures for the parent company have been consistent during the last three years, and we expect future expenditures to remain stable.

Cincinnati Financial Corporation - 2021 10-K - Page 93

Insurance Subsidiary Liquidity
The parent company’s lead insurance subsidiary largely represents the operations of the property casualty segments. The primary sources of cash inflows are collection of premiums, investment income, maturity of fixed-income securities and sale proceeds from investments. Property casualty insurance premiums generally are received before losses are paid under the policies purchased with those premiums. Cash outflows are primarily loss and loss expenses, commissions, salaries, taxes, operating expenses and investment purchases. Over the three-year period ended December 31, 2021, premium receipts and investment income have been more than sufficient to pay claims and operating expenses. Excess cash flows were partially used to pay dividends to the parent company. We are not aware of any known trends that would materially change historical cash flow results, other than fluctuations in catastrophe claims and other large losses, either individually or in aggregate.

The table below shows a summary of operating cash flow for property casualty insurance (direct method). Historically, annual variation in operating cash flow has been largely related to changes in amounts of catastrophe losses.

(Dollars in millions)	Years ended December 31,
	2021	2020	2019
Premiums collected	$6,309	$5,828	$5,495
Loss and loss expenses paid	(3,094)	(3,183)	(3,260)
Commissions and other underwriting expenses paid	(1,842)	(1,785)	(1,639)
Cash flow from underwriting	1,373	860	596
Investment income received	497	456	451
Cash flow from operations	$1,870	$1,316	$1,047

Other Sources of Liquidity
Cash in excess of operating requirements is invested in fixed-maturity and equity securities. Cash generated from investment income provides an important investment contribution to cash flow and liquidity. The sale of investments could provide an additional source of liquidity at either the parent company or insurance subsidiary level, if required. In addition to possible sales of investments, proceeds of calls or maturities of fixed-maturity securities also can provide liquidity. During the five-year period beginning in 2022, fair value of $4.568 billion, or 35.1%, of our fixed-maturity portfolio is scheduled to mature. At December 31, 2021, we had $10.862 billion of common stock securities, with $4.774 billion, or 44.0%, held by the parent company.

Financial resources of the parent company also could be made available to our insurance subsidiaries, if circumstances required it. This flexibility would include our ability to access the capital markets and short-term bank borrowings. We generally have minimized our reliance on debt financing, although we may use the line of credit to fund short-term cash needs.

Cincinnati Financial Corporation - 2021 10-K - Page 94

Long-Term Debt
We provide details of our three long-term notes in Item 8, Note 8 of the Consolidated Financial Statements. None of the notes are encumbered by rating triggers. The total principal amount of our long-term debt at December 31, 2021, was $793 million and included:
•$28 million aggregate principal amount of 6.900% senior debentures due 2028.
•$391 million aggregate principal amount of 6.920% senior debentures due 2028.
•$374 million aggregate principal amount of 6.125% senior debentures due 2034.

The company’s senior debt is rated investment grade by four independent rating agencies. None of the rating agencies made changes to our debt ratings in 2021. At February 23, 2022, our debt ratings from the rating agencies were: a from A.M. Best, A- from Fitch, A3 from Moody’s and BBB+ from S&P.

Note Payable
At December 31, 2021, we had a $300 million line of credit with commercial banks, with $54 million borrowed at both December 31, 2021 and 2020. That unsecured revolving line of credit has an accordion feature giving us the option to double the $300 million amount, under the same terms and conditions. Terms and conditions of the agreement include a debt-to-total capital maximum of 35% and the agreement has no net worth covenant. It was due to expire on February 4, 2024, with the option of two one-year extensions. We exercised both one-year options to extend the term of the line of credit by two additional years to February 4, 2026.

At year-end 2021, we were in compliance with all covenants under the credit agreement and believe we will remain in compliance. The credit agreement provides alternative interest charges based on the type of borrowing and our debt rating. The interest rate charged is adjusted LIBOR plus an applicable margin. The agreement contains successor LIBOR rate language, which will require an amendment to reflect the new replacement rate. We could be impacted to the extent the replacement rate differs materially from the LIBOR rate.

Capital Resources
Capital resources, consisting of shareholders’ equity and total debt, represent our overall financial strength to support current obligations and growth in our insurance businesses. At December 31, 2021, we had total capital of $13.948 billion. Shareholders’ equity was $13.105 billion, an increase of $2.316 billion, or 21%, from the prior year. Our total debt was $843 million, up $1 million from a year ago. We seek to maintain a solid financial position and provide capital flexibility by keeping our ratio of debt to total capital moderate. At year-end 2021, the ratio was 6.0%, compared with 7.2% at year-end 2020.

At times we enter into letter of credit agreements to support our Cincinnati Re and Cincinnati Global operations. We have an unsecured letter of credit agreement to provide a portion of the capital needed to support Cincinnati Global's obligations at Lloyd's. The amount of this unsecured letter of credit agreement was $94 million with no amounts drawn at December 31, 2021.

At the discretion of the board of directors, the company can return capital directly to shareholders as discussed below.
•Dividends to shareholders – The ability of our company to continue paying cash dividends is subject to factors the board of directors deems relevant. While the board and management believe there is merit to sustaining the company’s long record of dividend increases, our first priority is the company’s financial strength. Over the past 10 years, the company has paid an average of 51% of net income as dividends. Through 2021, the board had increased our cash dividend for 61 consecutive years. The board's decision in January 2022 to increase the dividend demonstrated confidence in the company’s strong capital, liquidity, financial flexibility and initiatives to grow earnings.
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
Cincinnati Financial Corporation - 2021 10-K - Page 95

repurchases during certain time periods. The details of the repurchase authorizations and activity are described in Item 5, Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Obligations
We pay obligations to customers, suppliers and associates in the normal course of our business operations. Some are contractual obligations that define the amount, circumstances and/or timing of payments. We have other commitments for business expenditures; such as $294 million we expect to fund for our private equity and real estate investments, however, the amount, circumstances and/or timing of our other commitments are not dictated by contractual arrangements.

Contractual Obligations
At December 31, 2021, we estimated our significant future contractual obligations as follows:

(Dollars in millions)	Year	Years	There-
Payment due by period	2022	2023-2026	after	Total
Gross property casualty loss and loss expense payments	$2,627	$3,695	$907	$7,229
Gross life policyholder obligations	87	335	5,500	5,922
Long-term debt	—	—	793	793
Interest on long-term debt	52	208	215	475
Profit-sharing commissions	195	—	—	195
Other liabilities	122	40	5	167
Total	$3,083	$4,278	$7,420	$14,781

Liquidity and Capital Resources Outlook
At December 31, 2021, we had $1.139 billion in cash and cash equivalents. During 2022, our lead insurance subsidiary may pay $929 million in dividends to our parent company without regulatory approval. That strong liquidity and our consistent cash flows give us the flexibility to meet current obligations and commitments while building value by prudently investing where we see potential for both current income and long-term return. Our cash and cash equivalents provide adequate financial cushion when short-term operating results do not meet our objectives.

A long-term perspective governs our liquidity and capital resources decisions, with the goal of benefiting our policyholders, agents, shareholders and associates over time. Our underwriting philosophy and initiatives can drive performance to achieve our underwriting profitability target of a GAAP combined ratio over any five-year period that consistently averages within the range of 95% to 100%. Our GAAP combined ratio averaged 94.8% over the five-year period 2017 through 2021, resulting in strong underwriting profits.

In any year, we consider the most likely source of pressure on liquidity would be an unusually high level of catastrophe loss payments within a short period of time. There could be additional obligations for our insurance operations due to increasing severity or frequency of noncatastrophe claims. To address the risk of unusually large insurance loss obligations, including catastrophe events, we maintain property casualty reinsurance contracts with highly rated reinsurers, as discussed under 2022 Reinsurance Ceded Programs. We also monitor the financial condition of our reinsurers because their insolvency could jeopardize a portion of our $570 million reinsurance recoverable asset at December 31, 2021. Parent-company liquidity could also be constrained by Ohio regulatory requirements that restrict the dividends insurance subsidiaries can pay.

Economic weakness also has the potential to affect our liquidity and capital resources in a number of different ways, including delinquent payments from agencies, defaults on interest payments by fixed-maturity holdings in our portfolio, dividend reductions by holdings in our equity portfolio or declines in the market value of holdings in our portfolio.

Cincinnati Financial Corporation - 2021 10-K - Page 96

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

Property Casualty Loss and Loss Expense Obligations and Reserves
Our estimate of future gross property casualty loss and loss expense payments of $7.229 billion is lower than loss and loss expense reserves of $7.305 billion reported on our balance sheet at December 31, 2021. The $76 million difference is due to certain life and health loss reserves. Reserving practices are discussed in Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves.

For the business lines in the commercial and personal lines insurance segments, and in total for the excess and surplus lines insurance segment and for other parts of our property casualty insurance operations, the following table details gross reserves among case, IBNR and loss expense reserves, net of salvage and subrogation. The $552 million increase in total gross reserves was primarily due to a $307 million increase in case loss reserves and a $178 million increase in IBNR loss reserves. The increase in total gross reserves included $125 million for our commercial casualty line of business, $131 million for excess and surplus lines and $216 million for Cincinnati Re.

Cincinnati Financial Corporation - 2021 10-K - Page 97

Property Casualty Gross Loss and Loss Expense Reserves

(Dollars in millions)	Loss reserves		Loss expense reserves	Total gross reserves
	Case reserves	IBNR reserves			Percent of total

At December 31, 2021
Commercial lines insurance:
Commercial casualty	$1,059	$734	$704	$2,497	34.5%
Commercial property	357	82	62	501	6.9
Commercial auto	419	220	124	763	10.6
Workers' compensation	442	503	85	1,030	14.3
Other commercial	91	9	116	216	3.0
Subtotal	2,368	1,548	1,091	5,007	69.3
Personal lines insurance:
Personal auto	211	53	60	324	4.5
Homeowner	168	102	44	314	4.3
Other personal	84	87	5	176	2.4
Subtotal	463	242	109	814	11.2
Excess and surplus lines	233	186	158	577	8.0
Cincinnati Re	117	460	5	582	8.1
Cincinnati Global	150	97	2	249	3.4
Total	$3,331	$2,533	$1,365	$7,229	100.0%

At December 31, 2020
Commercial lines insurance:
Commercial casualty	$955	$764	$653	$2,372	35.5%
Commercial property	338	127	69	534	8.0
Commercial auto	391	209	141	741	11.1
Workers' compensation	402	534	89	1,025	15.4
Other commercial	92	13	104	209	3.1
Subtotal	2,178	1,647	1,056	4,881	73.1
Personal lines insurance:
Personal auto	205	56	68	329	4.9
Homeowner	166	47	41	254	3.8
Other personal	61	90	5	156	2.3
Subtotal	432	193	114	739	11.0
Excess and surplus lines	190	133	123	446	6.7
Cincinnati Re	77	287	2	366	5.5
Cincinnati Global	147	95	3	245	3.7
Total	$3,024	$2,355	$1,298	$6,677	100.0%

Cincinnati Financial Corporation - 2021 10-K - Page 98

Asbestos and Environmental Loss and Loss Expense Reserves
We carried $88 million of net loss and loss expense reserves for asbestos and environmental claims at year-end 2021, compared with $85 million year-end 2020. The asbestos and environmental claims amounts for each respective year constituted 1.3% of total net loss and loss expense reserves at these year-end dates.

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

Reserving data for asbestos and environmental claims has characteristics that limit the usefulness of the methods and models used to analyze loss and loss expense reserves for other claims. Specifically, asbestos and environmental loss and loss expenses for different accident years do not emerge independently of one another as loss development and Bornhuetter-Ferguson methods assume. In addition, asbestos and environmental loss and loss expense data available to date did not reflect a well-defined tail, greatly complicating the identification of an appropriate probabilistic trend family model. At year-end 2021, we used a weighted average of a paid survival ratio method and report year method to estimate reserves for IBNR asbestos and environmental claims. Our exposure to such claims is limited; we believe a weighted average of both methods produces a sufficient level of reserves.

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

Our estimates of gross property casualty loss and loss expense payments do not include reinsurance receivables or ceded losses. As discussed in 2022 Reinsurance Ceded Programs, we purchase reinsurance to mitigate our property casualty risk exposure. Ceded property casualty reinsurance unpaid receivables of $327 million at year-end 2021 are an offset to our gross property casualty loss and loss expense obligations. Our reinsurance program mitigates the liquidity risk of a single large loss or an unexpected rise in claim severity or frequency due to a catastrophic event. Reinsurance does not relieve us of our obligation to pay covered claims. The financial strength of our reinsurers is important because our ability to recover losses under our reinsurance agreements depends on the financial viability of the reinsurers.

We direct our associates to settle claims and pay losses as quickly as is practical, and we made $3.094 billion of net claim payments during 2021. At year-end 2021, total net property casualty reserves of $6.902 billion reflected $3.133 billion in unpaid amounts on reported claims (case reserves), $1.352 billion in loss expense reserves and $2.417 billion in estimates of claims that were incurred but had not yet been reported (IBNR). The specific amounts and timing of obligations related to case reserves and associated loss expenses are not set contractually. The amounts and timing of obligations for IBNR claims and related loss expenses are unknown. We discuss our methods of establishing loss and loss expense reserves and our belief that reserves are adequate in Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves.

Cincinnati Financial Corporation - 2021 10-K - Page 99

The historical pattern of using premium receipts for the payment of loss and loss expenses has enabled us to extend slightly the maturities of our investment portfolio beyond the estimated settlement date of the loss reserves. The effective duration of our consolidated property casualty fixed-maturity portfolio was 4.5 years at year-end 2021. By contrast, the duration of our loss and loss expense reserves was approximately 3.1 years. We believe this difference in duration does not affect our ability to meet current obligations because cash flow from operations is sufficient to meet these obligations. In addition, investment holdings could be sold, if necessary, to meet higher than anticipated loss and loss expenses.

Range of Reasonable Reserves
The company established a reasonably likely range for net loss and loss expense reserves of $6.446 billion to $7.014 billion at year-end 2021, with the company carrying net reserves of $6.902 billion. The range was $5.859 billion to $6.543 billion at year-end 2020, with the company carrying net reserves of $6.400 billion. Our loss and loss expense reserves are not discounted for the time-value of money, but we have reduced the reserves by an estimate of the amount of salvage and subrogation payments we expect to recover.

The low point of each year’s range corresponds to approximately one standard error below each year’s mean reserve estimate, while the high point corresponds to approximately one standard error above each year’s mean reserve estimate. We discussed management’s reasons for basing reasonably likely reserve ranges on standard errors in Critical Accounting Estimates, Reserve Estimate Variability.

The ranges reflect our assessment of the most likely unpaid loss and loss expenses at year-end 2021 and 2020. However, actual unpaid loss and loss expenses could nonetheless fall outside of the indicated ranges.

Management’s best estimate of total loss and loss expense reserves as of year-end 2021 and 2020 was consistent with the corresponding actuarial best estimate.

Cincinnati Financial Corporation - 2021 10-K - Page 100

Property Casualty Insurance Development of Estimated Reserves by Accident Year
The following table shows net reserve changes at year-end 2021, 2020 and 2019 by property casualty segment and accident year:

(Dollars in millions)	Commercial	Personal	E&S
	lines	lines	lines	Other	Totals
As of December 31, 2021
2020 accident year	$(215)	$(52)	$—	$(16)	$(283)
2019 accident year	(58)	—	7	(5)	(56)
2018 accident year	(42)	5	—	(7)	(44)
2017 accident year	(19)	4	1	2	(12)
2016 accident year	(11)	(1)	1	(6)	(17)
2015 accident year	—	(1)	(1)	—	(2)
2014 and prior accident years	(8)	(5)	(1)	—	(14)
(Favorable)/unfavorable	$(353)	$(50)	$7	$(32)	$(428)

As of December 31, 2020
2019 accident year	$(51)	$(22)	$(2)	$(5)	$(80)
2018 accident year	(44)	(3)	—	(9)	(56)
2017 accident year	(4)	3	(1)	(6)	(8)
2016 accident year	4	1	8	(5)	8
2015 accident year	(10)	—	1	—	(9)
2014 accident year	4	1	1	—	6
2013 and prior accident years	6	2	—	—	8
(Favorable)/unfavorable	$(95)	$(18)	$7	$(25)	$(131)

As of December 31, 2019
2018 accident year	$(67)	$(10)	$(6)	$(7)	$(90)
2017 accident year	(48)	(6)	(1)	(6)	(61)
2016 accident year	(4)	(5)	(1)	(5)	(15)
2015 accident year	(27)	(1)	(1)	—	(29)
2014 accident year	(16)	(3)	(1)	—	(20)
2013 accident year	(16)	(2)	(1)	—	(19)
2012 and prior accident years	(14)	—	—	—	(14)
(Favorable)/unfavorable	$(192)	$(27)	$(11)	$(18)	$(248)

Overall favorable development for consolidated property casualty reserves of $428 million in 2021 illustrated the potential for revisions inherent in estimating reserves, especially for long-tail lines such as commercial casualty and workers’ compensation. As noted in Critical Accounting Estimates, Key Assumptions Loss Reserving, our models predict that actual loss and loss expense emergence will differ from projections, and we do not attempt to monitor or identify such normal variations. The table in Property Casualty Loss and Loss Expense Obligations and Reserves shows reserves by segment and lines of business and the components of gross reserves among case, IBNR and loss expense reserves.

Cincinnati Financial Corporation - 2021 10-K - Page 101

Favorable reserve development was $120 million for our commercial casualty line of business, $97 million for our commercial property line of business and $66 million for our workers’ compensation line of business, together accounting for approximately 66% of the overall total. Drivers of significant reserve development typically reflect loss emergence on known claims that was more favorable or less favorable than previously anticipated for various lines of business and are discussed below.
•Commercial casualty – During 2021 and 2020, we continued to experience favorable development on prior accident years in aggregate. We continue to watch this line so we can detect unfavorable trends should they reoccur.
•Workers’ compensation – We continue to see favorable reserve development, for all prior accident years in aggregate. During 2021 and 2020, the trend for estimated payments to be made in future calendar years was stable compared with 2019. However, we continue to monitor this line closely, as a sudden increase in trend for future payments has a highly leveraged effect.
•Commercial auto – Ultimate losses developed favorably during calendar year 2021, for all prior accident years in aggregate, after several years of unfavorable reserve development. During the U.S. economic recession several years ago, slowing business activity influenced our estimates of reserves for ultimate losses and loss expenses during that period. As the economy recovered, we believe we were slow to recognize some of the higher loss cost effects in reserve estimates for at least part of that period. As claims that occurred during that period have become more mature, loss cost trends resulted in increased estimated ultimate losses for the accident years impacted by the recession.

In consideration of the data’s credibility, we analyze commercial and personal umbrella liability reserves together and then allocate the derived total reserve estimate to the commercial and personal coverages. Consequently, the umbrella factors that contributed to commercial lines reserve development also contributed to personal lines reserve development through the other personal line, of which personal umbrella coverages are a part.

For the excess and surplus lines insurance segment, the table showing reserves by segment and lines of business in Property Casualty Loss and Loss Expense Obligations and Reserves, shows the components of gross reserves among case, IBNR and loss expense reserves. Total gross reserves increased $131 million from year-end 2020, largely due to the increase in premiums and exposures for this segment, as we discussed in Excess and Surplus Lines Insurance Results. More prudent reserving, as claims on average are remaining open longer than previously expected, also contributed to the increase. Adverse, or unfavorable, reserve development netted to $7 million during 2021, following adverse development during 2020 of $7 million for excess and surplus lines insurance segment reserves, shown in the table above, illustrates the potential for revisions inherent in estimating reserves.

Cincinnati Financial Corporation - 2021 10-K - Page 102

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

Our estimates of gross life, annuity and disability obligations do not reflect net recoveries from reinsurance agreements. Ceded life reinsurance receivables were $214 million at year-end 2021. As discussed in 2022 Reinsurance Programs, we purchase reinsurance to mitigate our life insurance risk exposure. At year-end 2021, ceded death benefits represented approximately 33.6% of our total gross policy face amounts in force.

These estimated cash outflows are undiscounted with respect to interest. As a result, the sum of the cash outflows for all years of $5.922 billion (total of life insurance obligations) exceeds the liabilities recorded in life policy and investment contract reserves and separate accounts for future policy benefits and claims of $3.960 billion (total of life insurance policy reserves and separate account policy reserves). A significant portion of the difference can be attributed to the time value of money and changes in mortality, morbidity and lapse assumptions between the date the liabilities were originally established and the current date.

We have made significant assumptions to determine the estimated undiscounted cash flows of these policies and contracts that include mortality, morbidity, timing of claims, future lapse rates and interest crediting rates. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results.

Life Insurance Reserves
Gross life policy reserves were $3.014 billion at year-end 2021, compared with $2.915 billion at year-end 2020. The increase was primarily due to reserves for traditional life insurance contracts. We establish reserves for traditional life insurance policies based on expected expenses, mortality, morbidity, withdrawal rates and investment yields, including a provision for uncertainty. Once these assumptions are established, they generally are maintained throughout the lives of the contracts. We use both our own experience and industry experience adjusted for historical trends in arriving at our assumptions for expected mortality and morbidity. We use our own experience and historical trends for setting our assumptions for expected withdrawal rates and expenses. We base our assumptions for expected investment income on our own experience adjusted for current and future expected economic conditions.

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

Cincinnati Financial Corporation - 2021 10-K - Page 103

2022 Reinsurance Ceded Programs
A single large loss or an unexpected rise in claims severity or frequency due to a catastrophic event is a risk to the company's liquidity and financial strength. To control such losses, we limit marketing property casualty insurance in specific geographic areas and monitor our exposure in certain coastal regions. Examples of this include the reduction in recent years of our homeowner policies in the southeastern U.S. coastal region or limiting our earthquake writings in the New Madrid region. Loss exposures in these areas have been identified as a major contributor to our catastrophe probable maximum loss estimates. The table below includes probable maximum loss estimates for the peril of hurricane. These estimates were subsequently reduced, in large part due to less exposure from southeastern U.S. homeowner policies. We also continually review aggregate exposures to large disasters and purchase reinsurance protection to cover these exposures. For business other than Cincinnati Re and Cincinnati Global, we use the Risk Management Solutions (RMS) and Applied Insurance Research (AIR) models to evaluate exposures to a once-in-a-100-year and a once-in-a-250-year event to help determine appropriate reinsurance coverage programs. In conjunction with these activities, we also continue to evaluate information provided by our reinsurance broker. Examples include deterministic modeling of probable maximum loss contribution from growth in new geographic territories.

To help determine appropriate reinsurance coverage for hurricane, earthquake and tornado/hail exposures, for business other than Cincinnati Re and Cincinnati Global we use the RMS and AIR models to estimate the probable maximum loss from a single event or multiple events occurring in a one-year period. The models are proprietary in nature, and the vendors that provide them periodically update the models, sometimes resulting in significant changes to their estimate of probable maximum loss. As of the end of 2021, both models indicated that a hurricane event represents our largest amount of exposure to losses. The table below summarizes estimated probabilities and the corresponding probable maximum loss from a single hurricane event occurring in a one-year period, for business other than Cincinnati Re and Cincinnati Global, and indicates the effect of such losses on consolidated shareholders’ equity at December 31, 2021. Net losses are net of reinsurance, estimated reinstatement premiums and income taxes, assuming a 21% federal tax rate, and assume our 2022 reinsurance programs apply.

(Dollars in millions)	RMS Model			AIR Model
			Percent			Percent
	Gross	Net	of total	Gross	Net	of total
Probability at December 31, 2021	losses	losses	equity	losses	losses	equity
2.0% (1 in 50 year event)	$427	$168	1.3%	$455	$169	1.3%
1.0% (1 in 100 year event)	682	204	1.6	692	202	1.5
0.4% (1 in 250 year event)	1,161	468	3.6	1,084	386	2.9
0.2% (1 in 500 year event)	1,638	842	6.4	1,482	689	5.3

The modeled losses according to RMS in the table are based on its RiskLink version 18.1 catastrophe model and use a long-term storm catalog methodology. The modeled losses according to AIR in the table are based on its AIR Touchstone® version 8.2.5 catastrophe model and use a long-term methodology. The AIR and RMS storm catalogs include decades of documented weather events used in simulations for probable maximum loss projections.

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

Cincinnati Financial Corporation - 2021 10-K - Page 104

For 2022, the primary participants on our standard market property and casualty per-risk and per-occurrence reinsurance ceded programs include Munich Reinsurance America, Hannover Re, Swiss Reinsurance America Corporation, Partner Reinsurance Company of the U.S. and Transatlantic Reinsurance Company, all of which had A.M. Best insurer financial strength ratings of A (Excellent) or better as of December 31, 2021. Our property catastrophe program is subscribed through a broker by reinsurers from the United States, Bermuda, London and the European markets. The largest participant in our property catastrophe program, representing approximately 28% of total participation, is the Lloyd's of London placement that features numerous syndicates. Some of the other reinsurers with large participation in the program include Lancashire Insurance Company Limited, Mapfre Re, Partner Reinsurance Company Ltd. and R&V Versicherung AG.

The following table shows our five largest property casualty reinsurance receivable amounts by reinsurer at year-end 2021 and 2020. Michigan Catastrophic Claims Association is a mandatory nonprofit association which runs a reinsurance program funded by an annual premium assessment per vehicle. This assessment covers Michigan’s automobile no-fault policies, which provide unlimited lifetime coverage for medical expenses resulting from auto accidents. The A.M. Best insurer financial strength ratings as of the end of the two most recent years are also shown for each of those reinsurers that have an applicable rating.

(Dollars in millions)	2021		2020
Name of reinsurer	Total receivable	A.M. Best Rating	Total receivable	A.M. Best Rating
Munich Reinsurance America	$52	A+	$44	A+
Swiss Reinsurance America Corporation	41	A+	41	A+
Michigan Catastrophic Claims Association	39	NA	39	NA
General Reinsurance Corporation	30	A++	28	A++
Hartford Steam Boiler Inspection & Insurance Company	23	A++	14	A++

Cincinnati Financial Corporation - 2021 10-K - Page 105

Primary components of the 2022 property and casualty reinsurance program are summarized below. The premium estimates below occurred near the beginning of each respective year, when direct written premiums that were subject to applicable reinsurance treaties were also estimated.
•Property per risk treaty – The primary purpose of the property treaty is to provide capacity up to $50 million, adequate for the majority of the risks we write. It also includes protection for extra-contractual liability coverage losses. We retain the first $10 million of each loss. Losses between $10 million and $50 million are reinsured at 100%. The 2022 ceded premium estimate was $41 million, compared with $36 million for the 2021 estimate.
•Property excess treaty – We purchased a property reinsurance treaty that provides an additional $50 million in protection for certain property losses. This treaty, along with the property per risk treaty, provides a total of $100 million of protection. The 2022 ceded premium estimate was approximately $4 million, essentially unchanged from the 2021 estimate.
•Casualty per occurrence treaty – The casualty treaty provides capacity up to $25 million. Similar to the property treaty, it provides sufficient capacity to cover the vast majority of casualty accounts we insure and also includes protection for extra-contractual liability coverage losses. We retain the first $10 million of each loss. Losses between $10 million and $25 million are reinsured at 100%. The 2022 ceded premium estimate was $15 million, compared with $13 million for the 2021 estimate.
•Casualty excess treaty – We purchase a casualty reinsurance treaty that provides an additional $45 million in protection for certain casualty losses. This treaty, along with the casualty per occurrence treaty, provides a total of $70 million of protection for workers’ compensation, extra-contractual liability coverage and clash coverage losses, which would apply when a single occurrence involves multiple policyholders of The Cincinnati Insurance Companies or multiple coverages for one insured. The 2022 ceded premium estimate was approximately $3 million, essentially unchanged from the 2021 estimate.
•Property catastrophe treaty – To protect against catastrophic events such as wind and hail, hurricanes or earthquakes, we purchased property catastrophe reinsurance with a limit up to $900 million. To promote pricing stability over changing market conditions, parts of this treaty are written on a multi-year basis. This treaty and our property and casualty treaties contain exclusions for communicable disease and cyber losses. Aggregation of losses into one event, sometimes referred to as an hours clause, varies by peril. For example, the general provision in this treaty is 168 hours, but it is 120 hours for a wind event and 96 hours for a riot or civil commotion event. Losses from the same occurrence can be aggregated into one limit over the hour period applicable to the peril causing the loss and applied to the treaty towards recovery. The treaty contains one reinstatement provision. The 2022 ceded premium estimate was $47 million, compared with $47 million for the 2021 estimate. We retain the first $100 million of any loss, and a share of losses up to $900 million. The percentage share we retain for each layer of coverage is indicated below:
◦54.4% of losses between $100 million and $200 million
◦14.6% of losses between $200 million and $300 million
◦10.1% of losses between $300 million and $400 million
◦10.6% of losses between $400 million and $600 million
◦23.1% of losses between $600 million and $800 million
◦52.9% of losses between $800 million and $900 million

•Effective June 1, 2021, we nonrenewed our combined property catastrophe occurrence excess of loss treaty that provided coverage for business written on a direct basis and by Cincinnati Re. We determined that the coverage was no longer cost effective. A restructured reinsurance program became effective for Cincinnati Re only, providing retrocession coverages with various triggers and unique features. That program included property catastrophe excess of loss coverage with a total available aggregate limit of $48 million in excess of $80 million per loss. Coverage for Cincinnati Re only with a total available aggregate limit of $30 million expired during the second quarter of 2021.
Cincinnati Financial Corporation - 2021 10-K - Page 106

After reinsurance, our maximum exposure to a catastrophic event that causes $900 million in covered losses in 2022 would be $299 million, compared with our retention of $202 million for 2021 for an event causing $800 million in covered losses. The largest catastrophe loss event in our history occurred during 2011 from a May 20-27 storm system that included a tornado in Joplin, Missouri, and that also included significant losses from hail in the Dayton, Ohio, area. Our losses from that storm were estimated to be $226 million before reinsurance, based on updated estimates as of December 31, 2017.

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

A form of reinsurance is also provided through The Terrorism Risk Insurance Act of 2002 (TRIA). TRIA was originally signed into law on November 26, 2002, and extended on several occasions. The most recent extension was signed into law on December 20, 2019, and is scheduled to expire on December 31, 2027. TRIA provides a temporary federal backstop for losses related to the writing of the terrorism peril in property casualty insurance policies. Under regulations promulgated under this statute, insurers are required to offer terrorism coverage for certain lines of property casualty insurance, including property, commercial multi-peril, fire, ocean marine, inland marine, liability, aircraft and workers’ compensation. In the event of a terrorism event defined by TRIA, the federal government would reimburse terrorism claim payments subject to the insurer’s deductible. The deductible is calculated as a percentage of subject written premiums for the preceding calendar year. Our deductible in 2021 was $610 million (20% of 2020 subject premiums), and we estimate it is $658 million (20% of 2021 subject premiums) for 2022.

Reinsurance protection for the company’s surety business is covered under a separate treaty with many of the same reinsurers that write the property casualty working treaties. Reinsurance protection for cyber coverage is also through a separate treaty. We offer cyber insurance as an affirmative coverage option on various insurance policies written on a direct basis and subsequently cede all of the related premiums to a reinsurer, therefore transferring substantially all of that risk. Reinsurance protection for Cincinnati Global's business is also provided through separate treaties.

The Cincinnati Specialty Underwriters Insurance Company has separate property and casualty reinsurance treaties for 2022 through its parent, The Cincinnati Insurance Company. Primary components of the treaties include:
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
•Casualty treaties – The casualty treaty is written on an excess of loss basis and provide limits up to $6 million, which is adequate capacity for the risk profile we insure. A second treaty layer of $5 million excess of $6 million is written to provide coverage for extra contractual obligations or clash exposures. The maximum retention for any one casualty loss is $2 million by Cincinnati Specialty Underwriters. Losses on a per occurrence basis between $2 million and $6 million and extra contractual and clash losses between $6 million and $11 million are reinsured at 100% by The Cincinnati Insurance Company.
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
Cincinnati Financial Corporation - 2021 10-K - Page 107

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

The following table shows our five largest life reinsurance receivable amounts by reinsurer at year-end 2021 and 2020. Insurer financial strength ratings are also shown.

(Dollars in millions)	2021			2020
Name of reinsurer	Total receivable	Rating agency	Rating	Total receivable	Rating Agency	Rating
Swiss Re Life & Health America, Inc.	$66	A.M. Best	A+	$71	A.M. Best	A+
General Re Life Corporation	44	A.M. Best	A++	43	A.M. Best	A++
Lincoln National Life Insurance Company	30	A.M. Best	A+	31	A.M. Best	A+
Security Life of Denver Insurance Company	19	S&P	A+	22	S&P	A+
Employers Reassurance Corporation	15	S&P	BBB+	15	S&P	BBB+

Cincinnati Financial Corporation - 2021 10-K - Page 108

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

Factors that could cause or contribute to such differences include, but are not limited to:
•Effects of the COVID-19 pandemic that could affect results for reasons such as:
◦Securities market disruption or volatility and related effects such as decreased economic activity and continued supply chain disruptions that affect our investment portfolio and book value
◦An unusually high level of claims in our insurance or reinsurance operations that increase litigation-related expenses
◦An unusually high level of insurance losses, including risk of legislation or court decisions extending business interruption insurance in commercial property coverage forms to cover claims for pure economic loss related to the COVID-19 pandemic
◦Decreased premium revenue and cash flow from disruption to our distribution channel of independent agents, consumer self-isolation, travel limitations, business restrictions and decreased economic activity
◦Inability of our workforce, agencies or vendors to perform necessary business functions
•Ongoing developments concerning business interruption insurance claims and litigation related to the COVID-19 pandemic that affect our estimates of losses and loss adjustment expenses or our ability to reasonably estimate such losses, such as:
◦The continuing duration of the pandemic and governmental actions to limit the spread of the virus that may produce additional economic losses
◦The number of policyholders that will ultimately submit claims or file lawsuits
◦The lack of submitted proofs of loss for allegedly covered claims
◦Judicial rulings in similar litigation involving other companies in the insurance industry
◦Differences in state laws and developing case law
◦Litigation trends, including varying legal theories advanced by policyholders
◦Whether and to what degree any class of policyholders may be certified
◦The inherent unpredictability of litigation
•Unusually high levels of catastrophe losses due to risk concentrations, changes in weather patterns (whether as a result of global climate change or otherwise), environmental events, terrorism incidents, civil unrest or other causes
•Increased frequency and/or severity of claims or development of claims that are unforeseen at the time of policy issuance, due to inflationary trends or other causes
•Inadequate estimates or assumptions, or reliance on third-party data used for critical accounting estimates
•Declines in overall stock market values negatively affecting our equity portfolio and book value
•Prolonged low interest rate environment or other factors that limit our ability to generate growth in investment income or interest rate fluctuations that result in declining values of fixed-maturity investments, including declines in accounts in which we hold bank-owned life insurance contract assets
•Domestic and global events resulting in capital market or credit market uncertainty, followed by prolonged periods of economic instability or recession, that lead to:
◦Significant or prolonged decline in the fair value of a particular security or group of securities and impairment of the asset(s)
◦Significant decline in investment income due to reduced or eliminated dividend payouts from a particular security or group of securities
◦Significant rise in losses from surety or director and officer policies written for financial institutions or other insured entities
Cincinnati Financial Corporation - 2021 10-K - Page 109

•Our inability to manage Cincinnati Global or other subsidiaries to produce related business opportunities and growth prospects for our ongoing operations
•Recession or other economic conditions resulting in lower demand for insurance products or increased payment delinquencies
•Ineffective information technology systems or discontinuing to develop and implement improvements in technology may impact our success and profitability
•Difficulties with technology or data security breaches, including cyberattacks, that could negatively affect our or our agents’ ability to conduct business; disrupt our relationships with agents, policyholders and others; cause reputational damage, mitigation expenses and data loss and expose us to liability under federal and state laws
•Difficulties with our operations and technology that may negatively impact our ability to conduct business, including cloud-based data information storage, data security, cyberattacks, remote working capabilities, and/or outsourcing relationships and third-party operations and data security
•Disruption of the insurance market caused by technology innovations such as driverless cars that could decrease consumer demand for insurance products
•Delays, inadequate data developed internally or from third parties, or performance inadequacies from ongoing development and implementation of underwriting and pricing methods, including telematics and other usage-based insurance methods, or technology projects and enhancements expected to increase our pricing accuracy, underwriting profit and competitiveness
•Intense competition, and the impact of innovation, technological change and changing customer preferences on the insurance industry and the markets in which we operate, could harm our ability to maintain or increase our ability to maintain or increase our business volumes and profitability
•Changing consumer insurance-buying habits and consolidation of independent insurance agencies could alter our competitive advantages
•Inability to obtain adequate ceded reinsurance on acceptable terms, amount of reinsurance coverage purchased, financial strength of reinsurers and the potential for nonpayment or delay in payment by reinsurers
•Inability to defer policy acquisition costs for any business segment if pricing and loss trends would lead management to conclude that segment could not achieve sustainable profitability
•Inability of our subsidiaries to pay dividends consistent with current or past levels
•Events or conditions that could weaken or harm our relationships with our independent agencies and hamper opportunities to add new agencies, resulting in limitations on our opportunities for growth, such as:
◦Downgrades of our financial strength ratings
◦Concerns that doing business with us is too difficult
◦Perceptions that our level of service, particularly claims service, is no longer a distinguishing characteristic in the marketplace
◦Inability or unwillingness to nimbly develop and introduce coverage product updates and innovations that our competitors offer and consumers expect to find in the marketplace
•Actions of insurance departments, state attorneys general or other regulatory agencies, including a change to a federal system of regulation from a state-based system, that:
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
Cincinnati Financial Corporation - 2021 10-K - Page 110

◦Limit our ability to set fair, adequate and reasonable rates
◦Place us at a disadvantage in the marketplace
◦Restrict our ability to execute our business model, including the way we compensate agents
•Adverse outcomes from litigation or administrative proceedings, including effects of social inflation on the size of litigation awards
•Events or actions, including unauthorized intentional circumvention of controls, that reduce our future ability to maintain effective internal control over financial reporting under the Sarbanes-Oxley Act of 2002
•Unforeseen departure of certain executive officers or other key employees due to retirement, health or other causes that could interrupt progress toward important strategic goals or diminish the effectiveness of certain longstanding relationships with insurance agents and others
•Our inability, or the inability of our independent agents, to attract and retain personnel in a competitive labor market, impacting the customer experience and altering our competitive advantages
•Events, such as an epidemic, natural catastrophe or terrorism, that could hamper our ability to assemble our workforce at our headquarters location or work effectively in a remote environment
Further, our insurance businesses are subject to the effects of changing social, global, economic and regulatory environments. Public and regulatory initiatives have included efforts to adversely influence and restrict premium rates, restrict the ability to cancel policies, impose underwriting standards and expand overall regulation. We also are subject to public and regulatory initiatives that can affect the market value for our common stock, such as measures affecting corporate financial reporting and governance. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

Cincinnati Financial Corporation - 2021 10-K - Page 111

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

Cincinnati Financial Corporation - 2021 10-K - Page 112

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

Cincinnati Financial Corporation - 2021 10-K - Page 113

Our dynamic financial planning model uses analytical tools to assess market risks. As part of this model, the effective duration of the fixed-maturity portfolio is continually monitored by our investment department to evaluate the theoretical impact of interest rate movements.

The table below summarizes the effect of hypothetical changes in interest rates on fair value of our fixed-maturity portfolio.

(Dollars in millions)	Effect from interest rate change in basis points
	-200	-100	—	100	200
At December 31, 2021	$14,327	$13,656	$13,022	$12,399	$11,768
At December 31, 2020	$13,493	$12,900	$12,338	$11,774	$11,195

The effective duration of the fixed-maturity portfolio was 4.8 years at year-end 2021, up from 4.5 years at year-end 2020. A 100-basis-point movement in interest rates would result in an approximately 4.8% change in the fair value of the fixed-maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value are to changes in the general level of interest rates, exclusive of call features. The fair values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.

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

Cincinnati Financial Corporation - 2021 10-K - Page 114

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

The table below summarizes the effect of hypothetical changes in market prices on fair value of our equity portfolio.

(Dollars in millions)	Effect from market price change in percent
	-30%	-20%	-10%	—	10%	20%	30%
At December 31, 2021	$7,921	$9,052	$10,184	$11,315	$12,447	$13,578	$14,710
At December 31, 2020	$6,199	$7,085	$7,970	$8,856	$9,742	$10,627	$11,513

Our equity holdings represented $11.315 billion in fair value and accounted for approximately 90.1% of the net unrealized gains and losses of the entire portfolio at year-end 2021. No holding had a fair value greater than 8.0% of our $10.862 billion publicly traded common stock portfolio. We had 42 holdings among 10 different sectors each with a fair value greater than $100 million. See Item 1, Our Segments, Investments Segment and Item 8, Note 2 of the Consolidated Financial Statements, for additional details on our holdings.

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

Cincinnati Financial Corporation - 2021 10-K - Page 115

Application of Asset Impairment Policy
As discussed in Item 7, Critical Accounting Estimates, Asset Impairment, our fixed-maturity investment portfolio is evaluated for credit-related impairments. The company’s asset impairment committee monitors a number of significant factors for indications of investments with a fair value below the carrying amount that may not be recoverable. The application of our impairment policy resulted in write-downs of impaired securities intended to be sold that reduced our income before income taxes by $1 million in 2021, $78 million in 2020 and OTTI charges of $9 million in 2019. Impairments are discussed in Item 7, Investments Results.

We expect the number of fixed-maturity securities with a fair value below 100% of amortized cost to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, cost or amortized cost for some securities have been revised due to impairment charges recognized in prior periods. At year-end 2021, 278 of the 4,329 fixed-maturity securities we owned had a fair value below 100% of cost or amortized cost compared with 128 of the 4,128 at year-end 2020 and 157 of the 3,911 at year-end 2019.

The 278 holdings fair valued below cost or amortized cost at year-end 2021 represented 8.3% of our fixed-maturity portfolio and $16 million in unrealized losses.
•274 of these holdings were fair valued between 90% and 100% of cost or amortized cost. The value of these securities fluctuates primarily because of changes in interest rates. The fair value of these 274 securities was $1.069 billion at year-end 2021, and they accounted for $15 million in unrealized losses.
•4 of these holdings were fair valued between 70% and 90% of cost or amortized cost. The fair value of these holdings was $6 million, and they accounted for $1 million in unrealized losses.
•No fixed-maturity securities had a fair value below 70% of cost or amortized cost.

The following table summarizes the length of time securities in the investment portfolio have been in a continuous unrealized loss position.

(Dollars in millions)	Less than 12 months		12 months or more		Total
At December 31, 2021	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed-maturity securities:
Corporate	$861	$13	$15	$—	$876	$13
States, municipalities and political subdivisions	105	2	2	1	107	3
Commercial mortgage-backed	10	—	11	—	21	—
United States government	48	—	—	—	48	—
Foreign government	16	—	—	—	16	—
Government-sponsored enterprises	7	—	—	—	7	—
Total	$1,047	$15	$28	$1	$1,075	$16
At December 31, 2020
Fixed-maturity securities:
Corporate	$330	$5	$46	$2	$376	$7
States, municipalities and political subdivisions	31	2	2	—	33	2
Commercial mortgage-backed	23	1	6	—	29	1
United States government	12	—	—	—	12	—
Foreign government	10	—	—	—	10	—
Government-sponsored enterprises	—	—	—	—	—	—
Total	$406	$8	$54	$2	$460	$10

Cincinnati Financial Corporation - 2021 10-K - Page 116

The following table summarizes and classifies securities based on fair values relative to amortized cost:

(Dollars in millions)	Number of issues	Amortized cost	Fair value	Gross unrealized gain (loss)	Gross investment income
At December 31, 2021
Taxable fixed maturities:
Fair valued below 70% of amortized cost	—	$—	$—	$—	$—
Fair valued at 70% to less than 100% of amortized cost	258	1,059	1,044	(15)	16
Fair valued at 100% and above of amortized cost	1,820	7,285	7,814	529	307
Investment income on securities sold in current year	—	—	—	—	30
Total	2,078	8,344	8,858	514	353

Tax-exempt fixed maturities:
Fair valued below 70% of amortized cost	—	—	—	—	—
Fair valued at 70% to less than 100% of amortized cost	20	32	31	(1)	1
Fair valued at 100% and above of amortized cost	2,231	3,854	4,133	279	120
Investment income on securities sold in current year	—	—	—	—	3
Total	2,251	3,886	4,164	278	124

Fixed-maturities summary:
Fair valued below 70% of amortized cost	—	—	—	—	—
Fair valued at 70% to less than 100% of amortized cost	278	1,091	1,075	(16)	17
Fair valued at 100% and above of amortized cost	4,051	11,139	11,947	808	427
Investment income on securities sold in current year	—	—	—	—	33
Total	4,329	$12,230	$13,022	$792	$477

At December 31, 2020
Fixed-maturities summary:
Fair valued below 70% of amortized cost	—	$—	$—	$—	$—
Fair valued at 70% to less than 100% of amortized cost	128	470	460	(10)	18
Fair valued at 100% and above of amortized cost	4,000	10,842	11,878	1,036	414
Investment income on securities sold in current year	—	—	—	—	23
Total	4,128	$11,312	$12,338	$1,026	$455

Cincinnati Financial Corporation - 2021 10-K - Page 117

ITEM 8.       Financial Statements and Supplementary Data

Responsibility for Financial Statements
We have prepared the consolidated financial statements of Cincinnati Financial Corporation and our subsidiaries for the year ended December 31, 2021, in accordance with accounting principles generally accepted in the United States of America (GAAP).

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

Deloitte & Touche LLP, our independent registered public accounting firm, audited the consolidated financial statements of Cincinnati Financial Corporation and subsidiaries for the year ended December 31, 2021. Deloitte & Touche LLP met with our audit committee to discuss the results of its audit. They have the opportunity to discuss the adequacy of internal controls and the quality of financial reporting without management present.

Cincinnati Financial Corporation - 2021 10-K - Page 118

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2021, as required by Section 404 of the Sarbanes Oxley Act of 2002. Management’s assessment was based on the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the company maintained effective internal control over financial reporting as of December 31, 2021. The assessment led management to conclude that, as of December 31, 2021, the company’s internal control over financial reporting was effective based on those criteria.

The company’s independent registered public accounting firm has issued an audit report on our internal control over financial reporting as of December 31, 2021.

/S/ Steven J. Johnston
Steven J. Johnston, FCAS, MAAA, CFA, CERA
Chairman, President and Chief Executive Officer

/S/ Michael J. Sewell
Michael J. Sewell, CPA
Chief Financial Officer, Senior Vice President and Treasurer
(Principal Accounting Officer)

February 24, 2022

Cincinnati Financial Corporation - 2021 10-K - Page 119

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Cincinnati Financial Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Cincinnati Financial Corporation and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the schedules listed in the Index at Item 15(c) (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

Cincinnati Financial Corporation - 2021 10-K - Page 120

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
•We tested the effectiveness of controls related to loss and loss expense reserves, including those over the review of methods, models, assumptions and judgments used, and management’s review of the estimates.
•We tested the underlying data that served as the basis for the actuarial analysis, including historical claims data, to test the reasonableness of key inputs to the actuarial estimates.
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
February 24, 2022

We have served as the Company’s auditor since 1980.
Cincinnati Financial Corporation - 2021 10-K - Page 121

Cincinnati Financial Corporation and Subsidiaries
Consolidated Balance Sheets

(Dollars in millions, except per share data)	December 31,	December 31,
	2021	2020
Assets
Investments
Fixed maturities, at fair value (amortized cost: 2021—$12,230; 2020—$11,312)	$13,022	$12,338
Equity securities, at fair value (cost: 2021—$4,121; 2020—$3,927)	11,315	8,856
Other invested assets	329	348
Total investments	24,666	21,542
Cash and cash equivalents	1,139	900
Investment income receivable	144	136
Finance receivable	98	95
Premiums receivable	2,053	1,879
Reinsurance recoverable	570	517
Prepaid reinsurance premiums	78	65
Deferred policy acquisition costs	905	805
Land, building and equipment, net, for company use (accumulated depreciation: 2021—$303; 2020—$285)	205	213
Other assets	570	438
Separate accounts	959	952
Total assets	$31,387	$27,542

Liabilities
Insurance reserves
Loss and loss expense reserves	$7,305	$6,746
Life policy and investment contract reserves	3,014	2,915
Unearned premiums	3,271	2,960
Other liabilities	1,092	982
Deferred income tax	1,744	1,299
Note payable	54	54
Long-term debt and lease obligations	843	845
Separate accounts	959	952
Total liabilities	18,282	16,753

Commitments and contingent liabilities (Note 16)

Shareholders' Equity
Common stock, par value—$2 per share; (authorized: 2021 and 2020—500 million shares; issued: 2021 and 2020—198.3 million shares)	397	397
Paid-in capital	1,356	1,328
Retained earnings	12,625	10,085
Accumulated other comprehensive income	648	769
Treasury stock, at cost (2021—38.0 million shares and 2020—37.4 million shares)	(1,921)	(1,790)
Total shareholders' equity	13,105	10,789
Total liabilities and shareholders' equity	$31,387	$27,542

Accompanying Notes are an integral part of these Consolidated Financial Statements.
Cincinnati Financial Corporation - 2021 10-K - Page 122

Cincinnati Financial Corporation and Subsidiaries
Consolidated Statements of Income

(Dollars in millions, except per share data)	Years ended December 31,
	2021	2020	2019
Revenues
Earned premiums	$6,482	$5,980	$5,604
Investment income, net of expenses	714	670	646
Investment gains and losses, net	2,409	865	1,650
Fee revenues	15	11	15
Other revenues	10	10	9
Total revenues	9,630	7,536	7,924
Benefits and Expenses
Insurance losses and contract holders' benefits	3,936	4,134	3,638
Underwriting, acquisition and insurance expenses	1,951	1,829	1,738
Interest expense	53	54	53
Other operating expenses	20	20	23
Total benefits and expenses	5,960	6,037	5,452
Income Before Income Taxes	3,670	1,499	2,472
Provision for Income Taxes
Current	247	147	132
Deferred	477	136	343
Total provision for income taxes	724	283	475
Net Income	$2,946	$1,216	$1,997
Per Common Share
Net income—basic	$18.29	$7.55	$12.24
Net income—diluted	18.10	7.49	12.10

Accompanying Notes are an integral part of these Consolidated Financial Statements.

Cincinnati Financial Corporation - 2021 10-K - Page 123

Cincinnati Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

(Dollars in millions)	Years ended December 31,
	2021	2020	2019
Net Income	$2,946	$1,216	$1,997
Other Comprehensive Income (Loss)
Change in unrealized gains and losses on investments, net of tax (benefit) of $(50), $92 and $114, respectively	(184)	344	430
Amortization of pension actuarial gains and losses and prior service cost, net of tax (benefit) of $14, $(7) and $2, respectively	54	(25)	5
Change in life deferred acquisition costs, life policy reserves and other, net of tax (benefit) of $2, $1 and $(3), respectively	9	2	(9)
Other comprehensive income (loss)	(121)	321	426
Comprehensive Income	$2,825	$1,537	$2,423

Accompanying Notes are an integral part of these Consolidated Financial Statements.
Cincinnati Financial Corporation - 2021 10-K - Page 124

Cincinnati Financial Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity

(Dollars in millions)	Years ended December 31,
	2021	2020	2019
Common Stock
Beginning of year	$397	$397	$397
Share-based awards	—	—	—
End of year	397	397	397

Paid-In Capital
Beginning of year	1,328	1,306	1,281
Share-based awards	(14)	(15)	(12)
Share-based compensation	33	31	30
Other	9	6	7
End of year	1,356	1,328	1,306

Retained Earnings
Beginning of year	10,085	9,257	7,625
Cumulative effect of change in accounting for credit losses as of January 1, 2020	—	(2)	—
Adjusted beginning of year	10,085	9,255	7,625
Net income	2,946	1,216	1,997
Dividends declared	(406)	(386)	(365)
End of year	12,625	10,085	9,257

Accumulated Other Comprehensive Income
Beginning of year	769	448	22
Other comprehensive income (loss)	(121)	321	426
End of year	648	769	448

Treasury Stock
Beginning of year	(1,790)	(1,544)	(1,492)
Share-based awards	18	15	21
Shares acquired - share repurchase authorization	(144)	(261)	(67)
Shares acquired - share-based compensation plans	(8)	(5)	(9)
Other	3	5	3
End of year	(1,921)	(1,790)	(1,544)

Total Shareholders' Equity	$13,105	$10,789	$9,864

(In millions)
Common Stock - Shares Outstanding
Beginning of year	160.9	162.9	162.8
Share-based awards	0.6	0.5	0.7
Shares acquired - share repurchase authorization	(1.2)	(2.5)	(0.6)
Shares acquired - share-based compensation plans	(0.1)	(0.1)	(0.1)
Other	0.1	0.1	0.1
End of year	160.3	160.9	162.9

Accompanying Notes are an integral part of these Consolidated Financial Statements.

Cincinnati Financial Corporation - 2021 10-K - Page 125

Cincinnati Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

(Dollars in millions)	Years ended December 31,
	2021	2020	2019
Cash Flows From Operating Activities
Net income	$2,946	$1,216	$1,997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93	81	72
Investment gains and losses, net	(2,353)	(851)	(1,640)
Share-based compensation	33	31	30
Interest credited to contract holders	45	43	44
Deferred income tax expense	477	136	343
Changes in:
Investment income receivable	(8)	(3)	(1)
Premiums and reinsurance receivable	(240)	(23)	(174)
Deferred policy acquisition costs	(73)	(39)	(61)
Other assets	(11)	(26)	(22)
Loss and loss expense reserves	559	599	163
Life policy and investment contract reserves	99	116	107
Unearned premiums	311	172	184
Other liabilities	128	(5)	74
Current income tax receivable/payable	(25)	44	92
Net cash provided by operating activities	1,981	1,491	1,208
Cash Flows From Investing Activities
Sale of fixed maturities	118	179	102
Call or maturity of fixed maturities	1,343	912	1,241
Sale of equity securities	136	515	203
Purchase of fixed maturities	(2,388)	(1,382)	(1,742)
Purchase of equity securities	(313)	(699)	(382)
Investment in finance receivables	(39)	(50)	(34)
Collection of finance receivables	37	35	29
Investment in buildings and equipment	(15)	(20)	(24)
Change in other invested assets, net	64	(50)	(72)
Net cash used in investing activities	(1,057)	(560)	(679)
Cash Flows From Financing Activities
Payment of cash dividends to shareholders	(395)	(375)	(355)
Shares acquired - share repurchase authorization	(144)	(261)	(67)
Changes in note payable	—	15	7
Proceeds from stock options exercised	13	7	11
Contract holders' funds deposited	85	85	86
Contract holders' funds withdrawn	(146)	(159)	(174)
Other	(98)	(110)	(54)
Net cash used in financing activities	(685)	(798)	(546)
Net change in cash and cash equivalents	239	133	(17)
Cash and cash equivalents at beginning of year	900	767	784
Cash and cash equivalents at end of year	$1,139	$900	$767
Supplemental Disclosures of Cash Flow Information
Interest paid	$52	$53	$53
Income taxes paid	257	84	34
Noncash Activities
Equipment acquired under finance lease obligations	$12	$19	$14
Share-based compensation	26	19	9
Other assets and other liabilities	87	57	29

Accompanying Notes are an integral part of these Consolidated Financial Statements.
Cincinnati Financial Corporation - 2021 10-K - Page 126

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

The Cincinnati Insurance Company leads our insurance group that also includes two subsidiaries: The Cincinnati Casualty Company and The Cincinnati Indemnity Company. This group markets a broad range of standard market commercial and personal policies. The group focuses on delivery of quality customer service to our select group of 1,921 independent insurance agencies with 2,721 reporting locations across 46 states. Other subsidiaries of The Cincinnati Insurance Company include: The Cincinnati Life Insurance Company, which markets life insurance and fixed annuities; and The Cincinnati Specialty Underwriters Insurance Company, which offers excess and surplus lines property casualty insurance products. The Cincinnati Insurance Company also conducts the business of our reinsurance assumed operations, Cincinnati Re®.

The two CFC complementary subsidiaries are CSU Producer Resources Inc., which provides insurance brokerage services to our independent agencies so their clients can access our excess and surplus lines insurance products, and CFC Investment Company, which offers commercial leasing and financing services to our agents, their clients and other customers.

Beginning in mid-March 2020, the coronavirus (SARS-CoV-2 or COVID-19) pandemic outbreak, and unprecedented actions taken to contain the virus, caused an economic downturn on a global scale as well as market disruption and volatility. The estimated pandemic-related incurred losses and expenses were negative $7 million and positive $85 million in 2021 and 2020, respectively. The company continues to monitor the impact of the pandemic as it unfolds. The company cannot predict the impact the pandemic will have on its future consolidated financial position, results of operations and cash flows, however the impact could be material.

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

Cincinnati Financial Corporation - 2021 10-K - Page 127

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

Included within our other invested assets were $227 million and $128 million of private equity investments, $36 million and $25 million of real estate through direct property ownership and development projects in the United States, $35 million and $162 million held on deposit at Lloyd's and $31 million and $33 million of life policy loans at December 31, 2021 and 2020, respectively. The private equity investments provide their financial statements to us and generally report investments on their balance sheets at fair value. We use the equity method of accounting for private equity and real estate development investments. Lloyd's deposits primarily consist of highly liquid short-term investment instruments. Life policy loans are carried at the receivable value.

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

For the purpose of Accounting Standards Codification (ASC) 825, Financial Instruments disclosure, we estimate the fair value of our long-term senior notes on market pricing of similar debt instruments that are actively trading. We estimate the fair value of our note payable on the year-end outstanding balance because it is short term and tied to a variable interest rate. We estimate the fair value of liabilities for investment contracts and annuities using discounted cash flow calculations across a wide range of economic interest rate scenarios with a provision for our nonperformance risk. We estimate the fair value for policyholder loans on insurance contracts using a discounted cash flow model. Determination of fair value for structured settlements assumes the discount rates used to calculate the present value of expected payments are the risk-free spot rates plus an A3 rated bond spread for financial issuers at December 31, 2021, to account for nonperformance risk. See Note 3, Fair Value Measurements, for further details.

Cash and Cash Equivalents
Cash and cash equivalents are highly liquid instruments that include liquid debt instruments with original maturities of less than three months. These are carried at cost, which approximates fair value.

Property Casualty Insurance
The consolidated property casualty companies actively write property casualty insurance through independent agencies in 46 states. Our 10 largest states generated 52.1% and 53.3% of total earned premiums in 2021 and 2020, respectively. Ohio, our largest state, accounted for 14.4% and 14.8% of total earned premiums in 2021 and 2020, respectively. Illinois, North Carolina, Georgia, Pennsylvania, Indiana and New York each accounted for between 4% and 6% of total earned premiums in 2021. Our largest single agency relationship accounted for
Cincinnati Financial Corporation - 2021 10-K - Page 128

approximately 0.6% of our total property casualty earned premiums in 2021. No aggregate agency relationship locations under a single ownership structure accounted for more than 5% of our total property casualty earned premiums in 2021. We record revenues for installment charges as fee revenues in the consolidated statements of income.

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

An allowance for credit losses on uncollectible property casualty premiums is updated and reviewed on a quarterly basis. The allowance for credit losses was $14 million, $19 million and $9 million at December 31, 2021, 2020 and January 1, 2020 (date of adoption), respectively. A significant portion of the increase in the allowance to $19 million at December 31, 2020 was due to consideration of pandemic-related factors. Other changes in the amount for each period were immaterial.

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

Cincinnati Financial Corporation - 2021 10-K - Page 129

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

An allowance for credit losses on uncollectible life insurance premiums is updated and reviewed on a quarterly basis. At December 31, 2021 and 2020, the allowance, including changes in the amount for each period, was immaterial.

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

We carry the assets of separate account BOLIs at fair value. The liabilities on separate account BOLIs primarily are the contract holders’ claims to the related assets and are carried at an amount equal to the contract holders’ account value. At December 31, 2021 and 2020, the current fair value of the BOLI invested assets and cash exceeded the current fair value of the contract holders’ account value by approximately $79 million and $99 million, respectively. If the BOLI projected fair value were to fall below the value we guaranteed, a liability would be established with a corresponding charge to the company’s earnings.

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
Cincinnati Financial Corporation - 2021 10-K - Page 130

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

An allowance for credit losses on uncollectible reinsurance premiums and recoverable assets is updated and reviewed on a quarterly basis. At December 31, 2021 and 2020, the allowances, including changes in the amount for each period, were immaterial.

Income Taxes
We calculate deferred income tax liabilities and assets using tax rates in effect when temporary differences in taxable income and financial statement income are expected to reverse. We recognize deferred income taxes for numerous temporary differences between our taxable income and financial statement income and other changes in shareholders’ equity. Such temporary differences relate primarily to unrealized gains and losses on investments and differences in the recognition of deferred acquisition costs, unearned premiums, insurance reserves, international earnings and basis differences in the carrying value of investments held. We charge deferred income taxes associated with balances that impact other comprehensive income, such as unrealized gains and losses of fixed-maturity investments, to shareholders’ equity in accumulated other comprehensive income (AOCI). We charge deferred taxes associated with other differences to income.

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

Cincinnati Financial Corporation - 2021 10-K - Page 131

Land, Building and Equipment
We record land at cost, and record building and equipment at cost less accumulated depreciation. Equipment held under finance leases also is classified as property and equipment with the related lease obligations recorded as liabilities. We capitalize and amortize costs for internally developed computer software during the application development stage. These costs generally consist of external consulting fees and internal payroll-related costs. Our depreciation is based on estimated useful lives (ranging from three to 39.5 years) using straight-line and accelerated methods. Depreciation expense was $33 million for 2021, $33 million for 2020 and $25 million for 2019. We review our accumulated depreciation for our building, equipment and software assets and write off fully depreciated assets for obsolescence and nonuse. We monitor land, building and equipment and software assets for potential impairments. Indicators of potential impairments may include a significant decrease in the fair values of the assets, considerable cost overruns on projects, a change in legal factors or business climate or other factors that indicate that the carrying amount may not be recoverable or useful. There were no recorded land, building and equipment impairments for 2021, 2020 or 2019.

Finance Receivables
Our leasing subsidiary provides auto and equipment direct financing (leases and loans) to commercial and individual clients. We generally transfer ownership of the property to the client as the terms of the leases expire. Our lease contracts contain bargain purchase options. We account for these leases and loans as sales-type leases. We capitalize and amortize lease or loan origination costs over the life of the financing, using the effective interest method. These costs may include, but are not limited to finder fees, broker fees, filing fees and the cost of credit reports. We record income as other revenues over the financing term using the effective interest method in the consolidated statements of income. An allowance for credit losses on finance receivables is updated and reviewed on a quarterly basis. At December 31, 2021 and 2020, the allowance, including changes in the amount for each period, was immaterial.

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

Share-Based Compensation
We grant qualified and nonqualified share-based compensation under authorized plans. The stock options generally vest on a graded scale over three years following the date of grant and are exercisable over 10-year periods. We grant service-based restricted stock units that cliff vest three years after the date of grant as well as service-based restricted stock units that vest ratably over the three-year vesting term. We also grant performance-based restricted stock units that vest if certain market conditions are attained. In 2021, the CFC compensation committee approved share-based awards including incentive stock options, nonqualified stock options, service-based restricted and performance-based restricted stock units. See Note 17, Share-Based Associate Compensation Plans, for further details.

Goodwill and Intangible Assets
We recognize goodwill and intangible assets generated through acquisitions within other assets in the consolidated balance sheets. Goodwill arises when the fair value of consideration transferred exceeds the fair value of the net identifiable assets acquired at the acquisition date. Goodwill and intangible assets with an indefinite life are not amortized. Intangible assets with a definite life are amortized on a straight-line basis over the estimated useful lives as follows: broker relationships, 15 years; internally developed technology, five years; value of business acquired, over the remaining coverage period of the underlying insurance contracts, which expired during 2020. We test for impairments on an annual basis or more frequently if events or circumstances indicate that the asset might be impaired. The company performed its annual impairment test on goodwill and intangibles at September 30, which did not result in the recognition of an impairment loss. The company held goodwill of $30 million and intangible assets with an indefinite life of $31 million at December 31, 2021 and 2020, respectively.

Subsequent Events
There were no subsequent events requiring adjustment to the consolidated financial statements or disclosure.
Cincinnati Financial Corporation - 2021 10-K - Page 132

Pending Accounting Updates

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts
In August 2018, the FASB issued ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. ASU 2018-12 requires changes to the measurement and disclosure of long-duration contracts. In November 2020, the FASB issued an ASU that delayed the effective date of ASU 2018-12 to interim and annual reporting periods beginning after December 15, 2022. We plan to adopt these ASUs on a modified retrospective basis on January 1, 2023, with a transition date of January 1, 2021.

Related to the company's term and whole life products included in life policy reserves, the new guidance requires that cash flow assumptions be reviewed at least annually to determine any necessary updates. Additionally, the discount rate assumption is required to be updated quarterly based on upper-medium grade fixed-income instrument yields (market value discount rates). The life policy reserves balance is adjusted through insurance losses and contract holders' benefits for cash flow assumption updates and through AOCI for discount rate updates.

These ASUs also amend the previous guidance related to life deferred policy acquisition costs by requiring amortization of those costs on a constant level basis for a group of contracts that approximates straight-line and the removal of shadow deferred policy acquisition costs for universal life and deferred annuity products. These ASUs also require entities to provide additional disclosures including disaggregated rollforwards of the life policy and investment contract reserves, separate account liabilities and life deferred policy acquisition costs.

Management has identified that the requirement to measure term and whole life policy reserves using updated discount rates is expected to have a material impact on shareholders' equity, through an increase to life policy reserves and a decrease to AOCI, at the transition date. The company is in the process of addressing necessary implementation-related items, including modifications to reporting and analysis capabilities as well as actuarial systems and associated data processes. Further, the company continues to refine its accounting policy decisions associated with the new guidance. Additional impacts of these ASUs on our company's consolidated financial position, results of operations and cash flows are being further evaluated by management.
Cincinnati Financial Corporation - 2021 10-K - Page 133

NOTE 2 – Investments
The following table provides amortized cost, gross unrealized gains, gross unrealized losses and fair value for our fixed-maturity securities:

(Dollars in millions)	Amortized cost	Gross unrealized		Fair value
At December 31, 2021		gains	losses
Fixed-maturity securities:
Corporate	$7,043	$467	$13	$7,497
States, municipalities and political subdivisions	4,768	330	3	5,095
Commercial mortgage-backed	264	9	—	273
United States government	121	2	—	123
Foreign government	26	—	—	26
Government-sponsored enterprises	8	—	—	8
Total	$12,230	$808	$16	$13,022
At December 31, 2020
Fixed-maturity securities:
Corporate	$6,281	$621	$7	$6,895
States, municipalities and political subdivisions	4,604	395	2	4,997
Commercial mortgage-backed	271	15	1	285
United States government	115	5	—	120
Foreign government	29	—	—	29
Government-sponsored enterprises	12	—	—	12
Total	$11,312	$1,036	$10	$12,338

The net unrealized investment gains in our fixed-maturity portfolio at December 31, 2021, are primarily the result of the continued low interest rate environment that increased the fair value of our fixed-maturity portfolio. Our commercial mortgage-backed securities had an average rating of Aa2/AA and Aa1/AA at December 31, 2021 and 2020, respectively.
Cincinnati Financial Corporation - 2021 10-K - Page 134

The table below provides fair values and unrealized losses by investment category and by the duration of the securities’ continuous unrealized loss positions:

(Dollars in millions)	Less than 12 months		12 months or more		Total
At December 31, 2021	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed-maturity securities:
Corporate	$861	$13	$15	$—	$876	$13
States, municipalities and political subdivisions	105	2	2	1	107	3
Commercial mortgage-backed	10	—	11	—	21	—
United States government	48	—	—	—	48	—
Foreign government	16	—	—	—	16	—
Government-sponsored enterprises	7	—	—	—	7	—
Total	$1,047	$15	$28	$1	$1,075	$16
At December 31, 2020
Fixed-maturity securities:
Corporate	$330	$5	$46	$2	$376	$7
States, municipalities and political subdivisions	31	2	2	—	33	2
Commercial mortgage-backed	23	1	6	—	29	1
United States government	12	—	—	—	12	—
Foreign government	10	—	—	—	10	—
Government-sponsored enterprises	—	—	—	—	—	—
Total	$406	$8	$54	$2	$460	$10

Contractual maturity dates for fixed-maturity investments were:

(Dollars in millions)	Amortized cost	Fair value	% of fair value
At December 31, 2021
Maturity dates:
Due in one year or less	$689	$697	5.4%
Due after one year through five years	3,675	3,871	29.7
Due after five years through ten years	3,404	3,678	28.2
Due after ten years	4,462	4,776	36.7
Total	$12,230	$13,022	100.0%

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

At December 31, 2021 and 2020, the company had fixed-maturity investments with a fair value of $119 million and $121 million, respectively, on deposit with various states in compliance with regulatory requirements. In addition, cash and fixed-maturity investments deposited with third parties used as collateral to secure liabilities on behalf of insureds, cedants and other creditors had a fair value of $116 million and $98 million at December 31, 2021 and 2020, respectively. At December 31, 2021, the company had common equities with a fair value of $84 million held in Lloyd's trust accounts to provide a portion of the capital needed to support Cincinnati Global's operations.

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

The following table provides investment income and investment gains and losses:
Cincinnati Financial Corporation - 2021 10-K - Page 135

(Dollars in millions)	Years ended December 31,
	2021	2020	2019
Investment income:
Interest	$477	$455	$446
Dividends	246	220	201
Other	5	8	12
Total	728	683	659
Less investment expenses	14	13	13
Total	$714	$670	$646

Investment gains and losses, net:
Equity securities:
Investment gains and losses on securities sold, net	$4	$79	$26
Unrealized gains and losses on securities still held, net	2,278	841	1,626
Subtotal	2,282	920	1,652
Fixed-maturity securities:
Gross realized gains	36	16	13
Gross realized losses	(5)	(3)	(3)
Write-down of impaired securities	(1)	(78)	(9)
Subtotal	30	(65)	1

Other	97	10	(3)
Total	$2,409	$865	$1,650

The fair value of our equity portfolio was $11.315 billion and $8.856 billion at December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, Apple, Inc. (Nasdaq:AAPL), an equity holding, was our largest single investment holding with a fair value of $862 million and $644 million, which was 7.9% and 7.5% of our publicly traded common equities portfolio and 3.5% and 3.0% of the total investment portfolio, respectively.

During 2021, the allowance for credit losses on fixed-maturity securities, including changes in the amount during the period, was immaterial. There were five fixed-maturity securities that were written down to fair value, due to an intention to be sold, for holdings in the municipal sector. At December 31, 2021, 278 fixed-maturity investments with a total unrealized loss of $16 million were in an unrealized loss position. Of that total, no fixed-maturity investments had fair values below 70% of amortized cost.

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

Cincinnati Financial Corporation - 2021 10-K - Page 136

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

Cincinnati Financial Corporation - 2021 10-K - Page 137

The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis at December 31, 2021 and 2020. We do not have any liabilities carried at fair value.

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)		Significant unobservable inputs (Level 3)
At December 31, 2021		Significant other observable inputs (Level 2)		Total
Fixed maturities, available for sale:
Corporate	$—	$7,497	$—	$7,497
States, municipalities and political subdivisions	—	5,095	—	5,095
Commercial mortgage-backed	—	273	—	273
United States government	123	—	—	123
Foreign government	—	26	—	26
Government-sponsored enterprises	—	8	—	8
Subtotal	123	12,899	—	13,022
Common equities	10,862	—	—	10,862
Nonredeemable preferred equities	—	453	—	453
Separate accounts taxable fixed maturities	—	948	—	948
Top Hat savings plan mutual funds and common equity (included in Other assets)	64	—	—	64
Total	$11,049	$14,300	$—	$25,349

At December 31, 2020
Fixed maturities, available for sale:
Corporate	$—	$6,895	$—	$6,895
States, municipalities and political subdivisions	—	4,997	—	4,997
Commercial mortgage-backed	—	285	—	285
United States government	120	—	—	120
Foreign government	—	29	—	29
Government-sponsored enterprises	—	12	—	12
Subtotal	120	12,218	—	12,338
Common equities	8,541	—	—	8,541
Nonredeemable preferred equities	—	315	—	315
Separate accounts taxable fixed maturities	—	903	—	903
Top Hat savings plan mutual funds and common equity (included in Other assets)	51	—	—	51
Total	$8,712	$13,436	$—	$22,148

We also held Level 1 cash and cash equivalents of $1.139 billion and $900 million at December 31, 2021 and 2020, respectively. Level 3 assets reported at fair value in our consolidated financial statements are not material, and therefore no further disclosures are provided.

Cincinnati Financial Corporation - 2021 10-K - Page 138

Fair Value Disclosure for Assets and Liabilities Not Carried at Fair Value
The disclosures below are presented to provide information about the effects of current market conditions on financial instruments that are not reported at fair value in our consolidated financial statements.

The following table shows fair values of our note payable and long-term debt:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At December 31, 2021
Note payable	$—	$54	$—	$54
6.900% senior debentures, due 2028	—	34	—	34
6.920% senior debentures, due 2028	—	501	—	501
6.125% senior notes, due 2034	—	510	—	510
Total	$—	$1,099	$—	$1,099

At December 31, 2020
Note payable	$—	$54	$—	$54
6.900% senior debentures, due 2028	—	35	—	35
6.920% senior debentures, due 2028	—	515	—	515
6.125% senior notes, due 2034	—	522	—	522
Total	$—	$1,126	$—	$1,126

Fair value of the note payable was determined based upon the outstanding balance at December 31, 2021 and 2020, because it is short term and tied to a variable interest rate. Fair value of the long-term debt was determined under the fair value measurements and disclosure accounting rules based on market pricing of similar debt instruments that are actively trading. We determine fair value for our debt the same way that we value corporate fixed maturities in our investment portfolio. Fair value can vary with macroeconomic conditions. Regardless of the fluctuations in fair value, the outstanding principal amount of our long-term debt is $793 million at both December 31, 2021 and 2020. None of the long-term debt is encumbered by rating triggers. The note payable and long-term debt were classified as Level 2 as an active market does not exist, but fair value is determined based on observable inputs.

The following table shows the fair value of our life policy loans, included in other invested assets:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At December 31, 2021
Life policy loans	$—	$—	$44	$44

At December 31, 2020
Life policy loans	$—	$—	$49	$49

Outstanding principal and interest for these life policy loans totaled $31 million and $33 million at December 31, 2021 and 2020, respectively. To determine the fair value, we make the following significant assumptions: (1) the discount rates used to calculate the present value of expected payments are the risk-free spot rates, as nonperformance risk is minimal; and (2) the loan repayment rate by which policyholders pay off their loan balances is in line with past experience.

Cincinnati Financial Corporation - 2021 10-K - Page 139

The following table shows fair value of our deferred annuities and structured settlements included in life policy and investment contract reserves:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At December 31, 2021
Deferred annuities	$—	$—	$778	$778
Structured settlements	—	201	—	201
Total	$—	$201	$778	$979

At December 31, 2020
Deferred annuities	$—	$—	$836	$836
Structured settlements	—	227	—	227
Total	$—	$227	$836	$1,063

Recorded reserves for the deferred annuities were $762 million and $761 million at December 31, 2021 and 2020, respectively. Recorded reserves for the structured settlements were $136 million and $145 million at December 31, 2021 and 2020, respectively.

Fair values for deferred annuities were calculated based upon internally developed models because active markets and observable inputs do not exist. To determine the fair value, we made the following significant assumptions: (1) the discount rates used to calculate the present value of expected payments are the risk-free spot rates plus an A3 rated bond spread for financial issuers at December 31, 2021 and 2020, to account for nonperformance risk; (2) the rate of interest credited to policyholders is the portfolio net earned interest rate less a spread for expenses and profit; and (3) additional lapses occur when the credited interest rate is exceeded by an assumed competitor credited rate, which is a function of the risk-free rate of the economic scenario being modeled.

Fair values for structured settlements were calculated based on internally developed models which assume the discount rates used to calculate the present value of expected payments are the risk-free spot rates plus an A3 rated bond spread for financial issuers at December 31, 2021 and 2020, to account for nonperformance risk. The structured settlements were classified as Level 2 as an active market does not exist, but fair value is based on observable inputs.

Cincinnati Financial Corporation - 2021 10-K - Page 140

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

This table summarizes activity for our consolidated property casualty loss and loss expense reserves:

(Dollars in millions)	Years ended December 31,
	2021	2020	2019
Gross loss and loss expense reserves, January 1	$6,677	$6,088	$5,646
Less reinsurance recoverable	277	342	238
Net loss and loss expense reserves, January 1	6,400	5,746	5,408

Net loss and loss expense reserves related to acquisition of Cincinnati Global at February 28, 2019	—	—	246

Net incurred loss and loss expenses related to:
Current accident year	4,024	3,968	3,600
Prior accident years	(428)	(131)	(248)
Total incurred	3,596	3,837	3,352
Net paid loss and loss expenses related to:
Current accident year	1,379	1,493	1,462
Prior accident years	1,715	1,690	1,798
Total paid	3,094	3,183	3,260

Net loss and loss expense reserves, December 31	6,902	6,400	5,746
Plus reinsurance recoverable	327	277	342
Gross loss and loss expense reserves, December 31	$7,229	$6,677	$6,088

Cincinnati Financial Corporation - 2021 10-K - Page 141

In 2021, 2020 and 2019, the reserve for loss and loss expense in the consolidated balance sheets also included $76 million, $69 million and $59 million, respectively, for certain life and health loss and loss expense reserves. Additional disclosures for reserves related to these health claims are not material and therefore not provided.

During 2021, we experienced $428 million of favorable development on prior accident years including $353 million of favorable development in commercial lines, $50 million of favorable development in personal lines and $7 million of unfavorable development in excess and surplus lines. Within commercial lines, we recognized favorable development of $120 million for the commercial casualty line, $97 million for the commercial property line,$66 million for the workers' compensation line and $43 million for the commercial auto line due to reduced uncertainty of prior accident year loss and loss expense for these lines. Within personal lines, we recognized favorable reserve development of $31 million in personal auto and $14 million for the homeowner line of business.

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

During 2019, we experienced $248 million of favorable development on prior accident years including $192 million of favorable development in commercial lines, $27 million of favorable development in personal lines and
$11 million of favorable development in excess and surplus lines. Within commercial lines, we recognized favorable development $78 million for the commercial casualty line, $77 million for the workers' compensation line,
$25 million for the commercial property line and $6 million for the commercial auto line due to reduced uncertainty of prior accident year loss and loss expense for these lines. Within personal lines, we recognized favorable reserve development of $26 million in personal auto. We recognized unfavorable reserve development of $11 million for the homeowner line of business due primarily to higher-than-anticipated loss development on known claims.

Included in our lines of business are asbestos and environmental claims. We carried $88 million and $85 million of net loss and loss expense reserves for asbestos and environmental claims at December 31, 2021 and 2020, respectively. The asbestos and environmental claims amounts for each respective year constituted less than 2.0% of total net loss and loss expense reserves at these year-end dates. We believe our exposure to asbestos and environmental claims is limited, largely because our reinsurance retention was $500,000 or below prior to 1987. We also were predominantly a personal lines company in the 1960s and 1970s. During the 1980s and early 1990s, commercial lines grew as a percentage of our overall business and our exposure to asbestos and environmental claims grew accordingly. Over that period, we included an asbestos and environmental exclusion in almost all policies or endorsed the exclusion to the policies. We have no exposure to asbestos and environmental claims related to our acquisition of Cincinnati Global. We continue to monitor our claims for evidence of material exposure to other mass tort classes but have found no such credible evidence to date.

Cincinnati Financial Corporation - 2021 10-K - Page 142

The following table provides a reconciliation of the property casualty incurred losses and allocated loss adjustment expenses (ALAE) development and paid losses and ALAE development information at December 31, 2021.

(Dollars in millions)	Cumulative incurred losses and ALAE as reported within the triangles, net of reinsurance	Cumulative paid losses and ALAE as reported within the triangles, net of reinsurance	Liabilities for loss and ALAE for accident years not presented in the triangles, net of reinsurance	Total liabilities for loss and ALAE, net of reinsurance	Reinsurance recoverable on unpaid losses	Total liabilities for gross loss and loss expense reserves

Commercial casualty	$5,383	$3,146	$90	$2,327	$33	$2,360
Workers' compensation	1,923	1,279	301	945	65	1,010
Commercial auto	2,203	1,515	34	722	4	726
Commercial property	3,118	2,698	17	437	46	483
Personal auto	1,802	1,552	10	260	32	292
Homeowner	2,169	1,893	5	281	8	289
Excess and surplus	1,021	496	1	526	21	547
Other lines						1,210
Total liabilities for loss and ALAE reserves						6,917
Unallocated loss adjustment expense reserves						312
Gross loss and loss expense reserves						$7,229

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

In the following tables, commercial casualty, workers' compensation and excess and surplus lines each disclose 10 accident years of loss and ALAE reserves and the cumulative number of reported claims. Commercial auto, commercial property, personal auto and homeowner each disclose five accident years of loss and ALAE reserves and the cumulative number of reported claims consistent with the number of years for which claims incurred typically remain outstanding.
Cincinnati Financial Corporation - 2021 10-K - Page 143

Commercial Casualty
The following table shows the commercial casualty incurred and paid losses and ALAE development by accident year. The table also shows the IBNR reserves plus expected development on reported losses and claim frequency:

(Dollars in millions, reported claims in thousands)											As of December 31, 2021
Incurred losses and ALAE, net of reinsurance for the years ended December 31,											Total of incurred but not reported liabilities plus expected development on reported losses	Cumulative number of reported claims

Accident	Unaudited
Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$466	$414	$417	$394	$394	$404	$399	$397	$397	$397	$10	18
2013		448	443	431	416	413	407	391	386	385	17	20
2014			503	496	479	476	479	465	469	466	22	21
2015				533	526	529	516	508	502	504	42	21
2016					563	574	557	555	554	538	58	22
2017						610	597	577	571	555	68	21
2018							650	641	622	588	101	22
2019								672	643	607	141	20
2020									674	629	307	14
2021										714	492	10
Total										$5,383

Cumulative paid losses and ALAE, net of reinsurance
2012	$27	$88	$170	$232	$288	$330	$346	$364	$374	$383
2013		35	90	159	232	286	312	337	348	355
2014			34	97	172	287	338	390	409	421
2015				38	108	200	287	362	404	424
2016					46	126	228	331	395	434
2017						48	122	234	320	392
2018							44	148	253	345
2019								39	134	259
2020									33	102
2021										31
Total										3,146
All outstanding liabilities before 2012, net of reinsurance										90
Liabilities for loss and ALAE, net of reinsurance										$2,327

The following table shows the average annual percentage payout of incurred losses for the commercial casualty line of business:

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Average annual percentage payout	7.2%	14.4%	18.8%	18.1%	13.2%	8.8%	4.6%	3.4%	2.3%	1.7%

Cincinnati Financial Corporation - 2021 10-K - Page 144

Workers’ Compensation
The following table shows the workers’ compensation incurred and paid losses and ALAE development by accident year. The table also shows the IBNR reserves plus expected development on reported losses and claim frequency:

(Dollars in millions, reported claims in thousands)											As of December 31, 2021
Incurred losses and ALAE, net of reinsurance for the years ended December 31,											Total of incurred but not reported liabilities plus expected development on reported losses	Cumulative number of reported claims

Accident	Unaudited
Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$265	$245	$234	$220	$213	$211	$209	$208	$207	$209	$20	21
2013		264	246	221	212	208	205	202	201	204	17	20
2014			261	233	214	203	201	198	197	202	17	19
2015				246	220	208	195	179	173	173	26	17
2016					230	218	206	188	183	183	24	16
2017						218	208	190	183	172	31	15
2018							222	207	199	186	34	15
2019								224	215	202	50	14
2020									204	190	68	11
2021										202	72	10
Total										$1,923

Cumulative paid losses and ALAE, net of reinsurance
2012	$62	$121	$147	$162	$171	$175	$178	$180	$182	$183
2013		61	119	144	157	164	168	170	174	177
2014			56	110	134	148	157	162	165	168
2015				47	93	115	129	134	137	139
2016					46	97	119	131	141	146
2017						45	88	106	114	119
2018							48	95	115	127
2019								49	94	115
2020									37	68
2021										37
Total										1,279
All outstanding liabilities before 2012, net of reinsurance										301
Liabilities for loss and ALAE, net of reinsurance										$945

The following table shows the average annual percentage payout of incurred losses for the workers’ compensation line of business:

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Average annual percentage payout	25.3%	25.3%	11.6%	6.5%	3.9%	2.3%	1.4%	1.3%	1.3%	0.3%

Cincinnati Financial Corporation - 2021 10-K - Page 145

Commercial Auto
The following table shows the commercial auto incurred and paid losses and ALAE development by accident year. The table also shows the IBNR reserves plus expected development on reported losses and claim frequency:

(Dollars in millions, reported claims in thousands)						As of December 31, 2021
Incurred losses and ALAE, net of reinsurance for the years ended December 31,						Total of incurred but not reported liabilities plus expected development on reported losses	Cumulative number of reported claims

Accident	Unaudited
Year	2017	2018	2019	2020	2021
2017	$451	$441	$443	$444	$449	$8	51
2018		453	442	442	440	15	49
2019			452	451	453	34	46
2020				424	391	86	36
2021					470	154	36
Total					$2,203

Cumulative paid losses and ALAE, net of reinsurance
2017	$187	$266	$334	$381	$411
2018		184	266	337	378
2019			183	268	333
2020				154	214
2021					179
Total					1,515
All outstanding liabilities before 2017, net of reinsurance					34
Liabilities for loss and ALAE, net of reinsurance					$722

The following table shows the average annual percentage payout of incurred losses for the commercial auto line of business. Commercial auto includes both physical damage and liability losses. A majority of the incurred losses paid after year 2 are the result of liability losses.

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)
Years	1	2	3	4	5
Average annual percentage payout	40.3%	17.7%	15.2%	9.8%	6.7%

Cincinnati Financial Corporation - 2021 10-K - Page 146

Commercial Property
The following table shows the commercial property incurred and paid losses and ALAE development by accident year. The table also shows the IBNR reserves plus expected development on reported losses and claim frequency:

(Dollars in millions, reported claims in thousands)						As of December 31, 2021
Incurred losses and ALAE, net of reinsurance for the years ended December 31,						Total of incurred but not reported liabilities plus expected development on reported losses	Cumulative number of reported claims

Accident	Unaudited
Year	2017	2018	2019	2020	2021
2017	$587	$560	$556	$565	$572	$2	18
2018		630	603	590	597	6	18
2019			621	606	600	9	17
2020				855	742	43	23
2021					607	49	13
Total					$3,118

Cumulative paid losses and ALAE, net of reinsurance
2017	$395	$522	$547	$560	$567
2018		386	559	576	589
2019			413	561	579
2020				489	637
2021					326
Total					2,698
All outstanding liabilities before 2017, net of reinsurance					17
Liabilities for loss and ALAE, net of reinsurance					$437

The following table shows the average annual percentage payout of incurred losses for the commercial property line of business:

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)
Years	1	2	3	4	5
Average annual percentage payout	64.4%	24.0%	3.4%	2.2%	1.3%

Cincinnati Financial Corporation - 2021 10-K - Page 147

Personal Auto
The following table shows the personal auto incurred and paid losses and ALAE development by accident year. The table also shows the IBNR reserves plus expected development on reported losses and claim frequency:

(Dollars in millions, reported claims in thousands)						As of December 31, 2021
Incurred losses and ALAE, net of reinsurance for the years ended December 31,						Total of incurred but not reported liabilities plus expected development on reported losses	Cumulative number of reported claims

Accident	Unaudited
Year	2017	2018	2019	2020	2021
2017	$412	$394	$391	$393	$393	$1	109
2018		424	398	395	398	—	111
2019			399	383	380	2	102
2020				305	281	18	71
2021					350	51	75
Total					$1,802

Cumulative paid losses and ALAE, net of reinsurance
2017	$256	$324	$358	$374	$383
2018		262	327	358	379
2019			250	314	346
2020				186	225
2021					219
Total					1,552
All outstanding liabilities before 2017, net of reinsurance					10
Liabilities for loss and ALAE, net of reinsurance					$260

The following table shows the average annual percentage payout of incurred losses for the personal auto line of business. Personal auto includes both physical damage and liability losses. A majority of the incurred losses paid after year 2 are the result of liability losses.

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)
Years	1	2	3	4	5
Average annual percentage payout	65.1%	16.1%	8.3%	4.8%	2.2%

Cincinnati Financial Corporation - 2021 10-K - Page 148

Homeowner
The following table shows the homeowner incurred and paid losses and ALAE development by accident year. The table also shows the IBNR reserves plus expected development on reported losses and claim frequency:

(Dollars in millions, reported claims in thousands)						As of December 31, 2021
Incurred losses and ALAE, net of reinsurance for the years ended December 31,						Total of incurred but not reported liabilities plus expected development on reported losses	Cumulative number of reported claims

Accident	Unaudited
Year	2017	2018	2019	2020	2021
2017	$356	$383	$385	$387	$389	$1	27
2018		370	386	387	388	5	24
2019			432	421	422	7	22
2020				497	475	16	23
2021					495	95	17
Total					$2,169

Cumulative paid losses and ALAE, net of reinsurance
2017	$277	$356	$378	$384	$386
2018		268	368	378	381
2019			303	391	407
2020				326	434
2021					285
Total					1,893
All outstanding liabilities before 2017, net of reinsurance					5
Liabilities for loss and ALAE, net of reinsurance					$281

The following table shows the average annual percentage payout of incurred losses for the homeowner line of business:

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)
Years	1	2	3	4	5
Average annual percentage payout	67.6%	22.4%	4.0%	1.2%	0.5%

Cincinnati Financial Corporation - 2021 10-K - Page 149

Excess and Surplus Lines
The following table shows the excess and surplus lines incurred and paid losses and ALAE development by accident year. The table also shows the IBNR reserves plus expected development on reported losses and claim frequency:

(Dollars in millions, reported claims in thousands)										As of December 31, 2021
Incurred losses and ALAE, net of reinsurance for the years ended December 31,											Total of incurred but not reported liabilities plus expected development on reported losses	Cumulative number of reported claims

Accident	Unaudited
Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$67	$56	$49	$40	$37	$36	$35	$36	$35	$35	$—	1
2013		74	64	54	45	42	41	41	41	40	1	2
2014			95	82	75	64	60	59	59	58	3	2
2015				96	81	73	67	65	66	65	4	2
2016					93	87	84	82	90	91	8	3
2017						104	95	95	94	94	13	3
2018							116	109	110	108	23	3
2019								137	135	141	41	3
2020									172	172	78	3
2021										217	129	3
Total										$1,021

Cumulative paid losses and ALAE, net of reinsurance
2012	$9	$15	$19	$25	$29	$31	$32	$33	$34	$34
2013		7	12	20	27	32	34	37	39	39
2014			9	17	27	37	43	48	51	53
2015				8	19	29	41	51	54	56
2016					10	21	39	51	62	75
2017						11	23	41	57	68
2018							11	26	50	62
2019								13	34	55
2020									16	37
2021										17
Total										496
All outstanding liabilities before 2012, net of reinsurance										1
Liabilities for loss and ALAE, net of reinsurance										$526

The following table shows the average annual percentage payout of incurred losses for the excess and surplus lines insurance segment. Excess and surplus lines consist mostly of commercial casualty and commercial property coverages. A majority of the incurred losses paid after year 2 are the result of commercial casualty losses.

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Average annual percentage payout	13.1%	13.9%	17.6%	15.6%	12.3%	8.4%	4.3%	3.0%	1.1%	0.4%

Cincinnati Financial Corporation - 2021 10-K - Page 150

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

This table summarizes our life policy and investment contract reserves:

(Dollars in millions)	At December 31,
	2021	2020
Life policy reserves:
Ordinary/traditional life	$1,376	$1,301
Other	52	52
Subtotal	1,428	1,353
Investment contract reserves:
Deferred annuities	762	761
Universal life	679	647
Structured settlements	136	145
Other	9	9
Subtotal	1,586	1,562
Total life policy and investment contract reserves	$3,014	$2,915

Cincinnati Financial Corporation - 2021 10-K - Page 151

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

(Dollars in millions)	Years ended December 31,
	2021	2020	2019
Property casualty:
Deferred policy acquisition costs asset, January 1	$542	$512	$464
Capitalized deferred policy acquisition costs	1,211	1,087	1,034
Amortized deferred policy acquisition costs	(1,151)	(1,057)	(986)
Deferred policy acquisition costs asset, December 31	$602	$542	$512

Life:
Deferred policy acquisition costs asset, January 1	$263	$262	$274
Capitalized deferred policy acquisition costs	59	58	61
Amortized deferred policy acquisition costs	(46)	(49)	(48)
Shadow deferred policy acquisition costs	27	(8)	(25)
Deferred policy acquisition costs asset, December 31	$303	$263	$262

Consolidated:
Deferred policy acquisition costs asset, January 1	$805	$774	$738
Capitalized deferred policy acquisition costs	1,270	1,145	1,095
Amortized deferred policy acquisition costs	(1,197)	(1,106)	(1,034)
Shadow deferred policy acquisition costs	27	(8)	(25)
Deferred policy acquisition costs asset, December 31	$905	$805	$774

No premium deficiencies were recorded in the consolidated statements of income in 2021, 2020 and 2019, as the sum of the anticipated loss and loss expenses, policyholder dividends and unamortized deferred acquisition expenses did not exceed the related unearned premiums and anticipated investment income.

Cincinnati Financial Corporation - 2021 10-K - Page 152

NOTE 7 – Note Payable
We have one unsecured revolving credit facility through multiple commercial banks which expires on February 4, 2026. The borrowing capacity is $300 million with an additional $300 million accordion feature. Terms and conditions of the agreement include a debt-to-total capital maximum of 35%. We had no compensating balance requirements on short-term debt for either 2021 or 2020. At December 31, 2021 and 2020, $54 million was drawn on the line of credit. The interest rate charged on our borrowings on this credit agreement ranged from 0.97% to 1.03% during 2021 and ranged from 1.03% to 4.25% during 2020. In addition, we have letters of credit related to our Cincinnati Re and Cincinnati Global operations with no amounts drawn at December 31, 2021 and 2020.

Cincinnati Financial Corporation - 2021 10-K - Page 153

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

The finance lease term for equipment and autos is three to six years while the operating lease term for real estate properties is typically five years. Lease obligations totaled $54 million and $57 million in 2021 and 2020, respectively. Below are the lease obligations we expect to pay through years 2027 and thereafter including $3 million of interest for finance and operating leases:

(Dollars in millions)	Years ended December 31,
	2022	2023	2024	2025	2026	2027 and thereafter
Finance lease obligations	$14	$12	$8	$6	$3	$2
Operating lease obligations	4	2	2	2	1	1
Total lease obligations	$18	$14	$10	$8	$4	$3

The following table provides lease cost and other information:

(Dollars in millions)	Years ended December 31,
	2021	2020	2019
Lease cost:
Finance lease cost	$15	$15	$9
Operating lease cost	4	4	4
Total lease cost	$19	$19	$13

Other information finance leases:
Finance cash outflows	$15	$15	$15
Weighted average discount rate	2.46%	2.62%	2.96%
Weighted average remaining lease term in years	3.45	3.67	3.65

Other information operating leases:
Operating cash outflows	$4	$8	$8
Weighted average discount rate	2.86%	3.65%	3.69%
Weighted average remaining lease term in years	4.37	4.84	4.71

Cincinnati Financial Corporation - 2021 10-K - Page 154

NOTE 9 – Shareholders’ Equity and Dividend Restrictions
Declared cash dividends per share were $2.52, $2.40 and $2.24 for the years ended December 31, 2021, 2020 and 2019, respectively.

Our lead insurance subsidiary, The Cincinnati Insurance Company, paid dividends to the parent company of $583 million in 2021, $550 million in 2020 and $625 million in 2019. State regulatory requirements restrict the dividends insurance subsidiaries can pay. Generally, the most our lead insurance subsidiary can pay without prior regulatory approval is the greater of 10% of statutory capital and surplus or 100% of statutory net income for the prior calendar year. Dividends exceeding these limitations may be paid only with approval of the insurance department of the domiciliary state. During 2022, the total that our lead insurance subsidiary may pay in dividends is approximately $929 million.

Dividend payments from Cincinnati Global to the parent company are subject to regulation by U.K. law. Cincinnati Global paid no dividends to the parent company in 2021, 2020 or 2019.

Accumulated Other Comprehensive Income
The table below shows beginning and end of year accumulated other comprehensive income (AOCI) for investments, pension obligations, life deferred acquisition costs, life policy reserves and other. The changes from the beginning of year to the end of year are the result of changes to other comprehensive income or loss (OCI).

Cincinnati Financial Corporation - 2021 10-K - Page 155

(Dollars in millions)	2021			2020			2019
	Before tax	Income tax	Net	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, January 1	$1,026	$215	$811	$590	$123	$467	$46	$9	$37
OCI before investment gains and losses, net, recognized in net income	(204)	(44)	(160)	371	78	293	545	115	430
Investment gains and losses, net, recognized in net income	(30)	(6)	(24)	65	14	51	(1)	(1)	—
OCI	(234)	(50)	(184)	436	92	344	544	114	430
AOCI, December 31	$792	$165	$627	$1,026	$215	$811	$590	$123	$467

Pension obligations:
AOCI, January 1	$(41)	$(7)	$(34)	$(9)	$—	$(9)	$(16)	$(2)	$(14)
OCI excluding amortization recognized in net income	62	12	50	(35)	(7)	(28)	6	2	4
Amortization recognized in net income	6	2	4	3	—	3	1	—	1
OCI	68	14	54	(32)	(7)	(25)	7	2	5
AOCI, December 31	$27	$7	$20	$(41)	$(7)	$(34)	$(9)	$—	$(9)

Life deferred acquisition costs, life policy reserves and other:
AOCI, January 1	$(10)	$(2)	$(8)	$(13)	$(3)	$(10)	$(1)	$—	$(1)
OCI before investment gains and losses, net, recognized in net income	11	2	9	3	1	2	(15)	(3)	(12)
Investment gains and losses, net, recognized in net income	—	—	—	—	—	—	3	—	3
OCI	11	2	9	3	1	2	(12)	(3)	(9)
AOCI, December 31	$1	$—	$1	$(10)	$(2)	$(8)	$(13)	$(3)	$(10)

Summary of AOCI:
AOCI, January 1	$975	$206	$769	$568	$120	$448	$29	$7	$22
Investments OCI	(234)	(50)	(184)	436	92	344	544	114	430
Pension obligations OCI	68	14	54	(32)	(7)	(25)	7	2	5
Life deferred acquisition costs, life policy reserves and other OCI	11	2	9	3	1	2	(12)	(3)	(9)
Total OCI	(155)	(34)	(121)	407	86	321	539	113	426
AOCI, December 31	$820	$172	$648	$975	$206	$769	$568	$120	$448

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
Cincinnati Financial Corporation - 2021 10-K - Page 156

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

The table below summarizes our consolidated property casualty insurance net written premiums, earned premiums and incurred loss and loss expenses:

(Dollars in millions)	Years ended December 31,
	2021	2020	2019
Direct written premiums	$6,229	$5,756	$5,477
Assumed written premiums	515	335	244
Ceded written premiums	(265)	(227)	(205)
Net written premiums	$6,479	$5,864	$5,516

Direct earned premiums	$5,996	$5,623	$5,340
Assumed earned premiums	443	285	199
Ceded earned premiums	(255)	(217)	(205)
Earned premiums	$6,184	$5,691	$5,334

Direct incurred loss and loss expenses	$3,352	$3,699	$3,402
Assumed incurred loss and loss expenses	366	184	117
Ceded incurred loss and loss expenses	(122)	(46)	(167)
Incurred loss and loss expenses	$3,596	$3,837	$3,352

Our life insurance company purchases reinsurance for protection of a portion of risks that are written. Primary components of our life reinsurance program include individual mortality coverage, aggregate catastrophe and accidental death coverage in excess of certain deductibles.

The table below summarizes our consolidated life insurance earned premiums and contract holders' benefits incurred:

(Dollars in millions)	Years ended December 31,
	2021	2020	2019
Direct earned premiums	$374	$362	$341
Ceded earned premiums	(76)	(73)	(71)
Earned premiums	$298	$289	$270

Direct contract holders' benefits incurred	$423	$359	$359
Ceded contract holders' benefits incurred	(83)	(62)	(73)
Contract holders' benefits incurred	$340	$297	$286

The ceded benefits incurred can vary depending on the type of life insurance policy held and the year the policy was issued.

Cincinnati Financial Corporation - 2021 10-K - Page 157

NOTE 11 – Income Taxes
The significant components of deferred tax assets and liabilities included in the consolidated balance sheets at December 31 were as follows:

(Dollars in millions)	At December 31,
	2021	2020
Deferred tax assets:
Unearned premiums	$131	$119
Loss and loss expense reserves	92	81
Net operating loss on international earnings	34	26
Deferred international earnings	31	45
Other	50	41
Deferred tax assets before valuation allowance	338	312
Valuation allowance for international operations	53	56
Deferred tax assets net of valuation allowance	285	256
Deferred tax liabilities:
Investment gains and other, net	1,684	1,240
Deferred acquisition costs	155	143
Life policy reserves	116	121
Investments	38	13
Other	36	38
Total gross deferred tax liabilities	2,029	1,555
Net deferred income tax liability	$1,744	$1,299

Deferred tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount recognized for tax purposes.

Deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized. After considering all positive and negative evidence of taxable income in the carryback and carryforward periods as permitted by law, we believe it is more likely than not that all of the deferred tax assets on our U.S. domestic operations will be realized. As a result, we have no valuation allowance at December 31, 2021 and 2020 for our U.S. domestic operations. As more fully discussed below, we do carry a valuation allowance on the deferred tax assets related to Cincinnati Global.

For financial reporting purposes, income (loss) before income taxes includes the following components:

(Dollars in millions)	For the years ended December 31,
	2021	2020	2019
United States	$3,644	$1,521	$2,440
International	26	(22)	32
Total income before income taxes	$3,670	$1,499	$2,472

Cincinnati Financial Corporation - 2021 10-K - Page 158

The provision for income taxes consists of:

(Dollars in millions)	For the years ended December 31,
	2021	2020	2019
Provision (benefit) for income taxes:
Current – United States federal	$248	$147	$137
International	(1)	—	(5)
Total current	247	147	132
Deferred – United States federal	477	136	338
International	—	—	5
Total deferred	477	136	343
Total provision for income taxes	$724	$283	$475

The differences between the 21% statutory federal income tax rate and our effective income tax rate were as follows:

(Dollars in millions)	Years ended December 31,
	2021		2020		2019
Tax at statutory rate:	$771	21.0%	$315	21.0%	$519	21.0%
Increase (decrease) resulting from:
Tax-exempt income from municipal bonds	(20)	(0.5)	(20)	(1.3)	(19)	(0.8)
Dividend received exclusion	(20)	(0.5)	(17)	(1.1)	(16)	(0.6)
Other	(7)	(0.3)	5	0.3	(9)	(0.4)
Provision for income taxes	$724	19.7%	$283	18.9%	$475	19.2%

The provision for federal income taxes is based upon the filing of a consolidated income tax return for the company and its domestic subsidiaries within the United States. At December 31, 2021 and 2020 we had no operating or capital loss carryforwards in the United States. As more fully discussed below, Cincinnati Global, has operating loss carryforwards in the United Kingdom.

As more fully discussed in Note 1, Summary of Significant Accounting Policies, the COVID-19 pandemic outbreak began in mid-March 2020. In response to the pandemic, various stimulus legislation was enacted in 2021 and 2020. We have evaluated the pandemic-related legislation enacted in 2021 and 2020 and believe any impact to our financial statements, as a result of such legislation, is immaterial.

Unrecognized Tax Benefits
At December 31, 2021, 2020 and 2019, we had a gross unrecognized tax benefit of $34 million. Additionally, there was no change in the amount for 2021, 2020 or 2019.

The unrecognized tax benefit liability is carried in other liabilities in the consolidated balance sheets. If recognized, the unrecognized tax benefit liability would affect the effective tax rate in the period of the release. Although no interest and penalties currently are accrued, if incurred, they would be recognized as a component of income tax expense. It is reasonably possible that within the next 12 months, our unrecognized tax benefit could change when the IRS completes its examination of the tax year ended December 31, 2018.

The statute of limitations for federal tax purposes has closed for tax years ended December 31, 2016 and earlier. However, as a result of certain net operating loss carryback claims we have filed related to the tax year ended December 31, 2017, the IRS has a limited ability to assess tax for the 2015 tax year. In 2019, the IRS began its examination of the tax year ended December 31, 2017 and they have expanded their scope to include tax year ended December 31, 2018. At this time, no adjustments have been proposed. In addition to our IRS filings, we file income tax returns with immaterial amounts in various state jurisdictions and record these amounts in our provision for income taxes for both current and deferred taxes. The statute of limitations for state income tax purposes has closed for tax years ended December 31, 2017 and earlier.

Cincinnati Financial Corporation - 2021 10-K - Page 159

Cincinnati Global operates in the United Kingdom and as such, is subject to tax in that jurisdiction. The statute of limitations for tax return review by Her Majesty’s Revenue and Customs (HMRC) has closed for tax years ended December 31, 2019 and earlier. There are currently no tax returns under review by HMRC.

Income taxes paid in our consolidated statements of cash flows are shown net of refunds received. We received no refunds in either 2021 or 2020 and $94 million in 2019.

Cincinnati Global
Cincinnati Global's operating results for the year ended December 31, 2021, decreased their net deferred assets by $3 million with an offsetting decrease of $3 million to their valuation allowance. At December 31, 2021, Cincinnati Global had a net deferred tax asset of $53 million and an offsetting valuation allowance of $53 million.

Deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized. After considering all positive and negative evidence, we believe it was appropriate to set up a valuation allowance for purposes of our opening Cincinnati Global balance sheet and is appropriate to carry a valuation allowance at December 31, 2021, 2020 and 2019.

The following is a tabular reconciliation of the total amounts of our Cincinnati Global valuation allowance.

(Dollars in millions)	Years ended December 31,
	2021	2020	2019
Valuation allowance, January 1	$56	$41	$—
Acquisition accounting amount	—	—	55
Current year operations	(3)	15	(14)
Valuation allowance, December 31	$53	$56	$41

At December 31, 2021, and 2020, Cincinnati Global had operating loss carryforwards in the United States of $8 million and $26 million and in the United Kingdom of $130 million and $108 million, respectively. These Cincinnati Global losses can only be utilized within the Cincinnati Global group in both the United States and in the United Kingdom and cannot offset the income of our domestic operations in the United States.
Cincinnati Financial Corporation - 2021 10-K - Page 160

NOTE 12 – Net Income Per Common Share
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are computed based on the weighted average number of common and dilutive potential common shares outstanding using the treasury stock method. The table shows calculations for basic and diluted earnings per share:

(In millions, except per share data)	Years ended December 31,
	2021	2020	2019
Numerator:
Net income—basic and diluted	$2,946	$1,216	$1,997
Denominator:
Basic weighted-average common shares outstanding	161.0	161.2	163.2
Effect of share-based awards:
Stock options	1.1	0.7	1.2
Nonvested shares	0.6	0.5	0.7
Diluted weighted-average shares	162.7	162.4	165.1
Earnings per share:
Basic	$18.29	$7.55	$12.24
Diluted	18.10	7.49	12.10
Number of anti-dilutive share-based awards	0.8	1.4	—

The sources of dilution of our common shares are certain equity-based awards as discussed in Note 17, Share-Based Associate Compensation Plans. The above table includes the number of anti-dilutive share-based awards at year-end 2021, 2020 and 2019. We did not include these share-based awards in the computation of net income per common share (diluted) because their exercise would have anti-dilutive effects.
Cincinnati Financial Corporation - 2021 10-K - Page 161

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

We sponsor a defined contribution plan (401(k) plan) for eligible associates with matching company contributions totaling $22 million, $22 million and $19 million during the years 2021, 2020 and 2019, respectively. Associates who are not accruing benefits under the pension plan are eligible to receive the company match of up to 6% of cash compensation. Participants vest in the company match for the 401(k) plan after three years of eligible service.

We maintain a supplemental executive retirement plan (SERP) with a benefit obligation of $9 million at year-end 2021 and $10 million at year-end 2020, which is included in the projected benefit obligation. The company also makes available to a select group of associates the CFC Top Hat Savings Plan, a nonqualified deferred compensation plan, which had a fair value of $64 million and $51 million at December 31, 2021 and 2020, respectively. Company matching contributions to the CFC Top Hat Savings Plan totaled approximately $1 million for the years 2021, 2020 and 2019, respectively.

Defined Benefit Pension Plan Assumptions
We evaluate our pension plan assumptions annually and update them as necessary. This is a summary of the weighted-average assumptions used to determine our benefit obligations at December 31 for the plans:

	Qualified Pension Plan		SERP
	2021	2020	2021	2020
Discount rate	2.97%	2.68%	2.90%	2.52%
Rate of compensation increase	2.25-3.25	2.25-3.25	2.25-3.25	2.25-3.25

To determine the discount rate for each plan, a theoretical settlement portfolio of high-quality rated corporate bonds was chosen to provide payments approximately matching the plan’s projected benefit payments. A single interest rate for each plan was determined resulting in a discounted value of the plan's benefit payments that equates to the market value of the selected bonds. The discount rate is reflective of current market interest rate conditions and our plan's liability characteristics. Based on this analysis, we increased the rate from the prior year by 0.29 percentage points for the qualified pension plan and by 0.38 percentage points for the SERP. Compensation increase assumptions reflect anticipated rates of inflation, real return on wage growth and merit and promotional increases. The mortality assumption is updated annually to reflect the updated mortality scales. The Pri-2012 tables with Scale MP-2021, Scale MP-2020, and Scale MP-2019 were used for the years 2021, 2020, and 2019, respectively. The updated mortality table did not have a significant impact on our consolidated financial statements as our qualified plan assumes the majority of benefits will be paid in the form of lump sums.

This is a summary of the weighted-average assumptions used to determine our net periodic benefit cost for the plans:

	Qualified Pension Plan			SERP
	2021	2020	2019	2021	2020	2019
Discount rate	2.68%	3.40%	4.34%	2.52%	3.33%	4.25%
Expected return on plan assets	7.00	7.00	7.00	n/a	n/a	n/a
Rate of compensation increase	2.25-3.25	2.25-3.25	2.25-3.25	2.25-3.25	2.25-3.25	2.25-3.25

The discount rate was decreased by 0.72 percentage points for the qualified pension plan and 0.81 percentage points for the SERP due to market interest rate conditions at the beginning of 2021. The discount rate assumptions for our benefit obligation generally track with high-quality rated corporate bond yields chosen in our theoretical
Cincinnati Financial Corporation - 2021 10-K - Page 162

settlement portfolio, and yearly adjustments reflect any changes to those bond yields. We believe the expected return on plan assets is representative of the expected long-term rate of return on these assets, which is consistent with 2021 expectations of interest rates and based partially on the fact that the plan’s common stock holdings pay dividends. We review historical actual return on plan assets when determining our expected long-term rate of return. Total portfolio return for 2021 was 24.5% and for 2020 was 11.4%. Our compensation increase assumptions in 2021 reflect anticipated rates of inflation, real return on wage growth and merit and promotional increases.

Benefit obligation activity using an actuarial measurement date for our qualified pension plan and SERP at December 31 follows:

(Dollars in millions)	At December 31,
	2021	2020
Change in projected benefit obligation:
Benefit obligation, January 1	$387	$350
Service cost	10	9
Interest cost	10	12
Actuarial (gain) loss	(5)	51
Benefits paid	(41)	(35)
Other	1	—
Projected benefit obligation, December 31	$362	$387

Change in plan assets:
Fair value of plan assets, January 1	$357	$354
Actual return on plan assets	78	34
Employer contribution	3	4
Benefits paid	(41)	(35)
Fair value of plan assets, December 31	$397	$357

Funded status, December 31	$35	$(30)

Accumulated benefit obligation	$338	$360

Our funded status for 2021 compared to 2020 improved primarily due to a higher return on plan assets and increases in actuarial gain from increases in discount rates. Effective January 1, 2021, the lump sum basis was changed from a Pension Benefit Guaranty Corporation (PBGC) rate, which is no longer being published by the PBGC after December 31, 2020, and mortality rates based on GAM83 tables with minor adjustments, to Internal Revenue Code (IRC) Section 417(e) interest rates and IRC Section 417(e) mortality rates, updated annually and projected into the future. The lump sum annual update resulted in an immaterial change at December 31, 2021, but the basis change resulted in an increase to our actuarial loss at December 31, 2020.

Cincinnati Financial Corporation - 2021 10-K - Page 163

A reconciliation follows of the funded status for our qualified plan and SERP at the end of the measurement period to the amounts recognized in the consolidated balance sheets at December 31:

(Dollars in millions)	At December 31,
	2021	2020
Pension amounts recognized in the consolidated balance sheets:
Other assets (liability)	$35	$(30)
Total	$35	$(30)

Pension amounts recognized in accumulated other comprehensive income:
Net actuarial (gain) loss	$(27)	$41
Total	$(27)	$41

Below are the components of our net periodic benefit cost, as well as other changes in plan assets and benefit obligations recognized in other comprehensive income for our qualified plan and SERP at December 31:

(Dollars in millions)	Years ended December 31,
	2021	2020	2019
Net periodic benefit cost:
Service cost	$10	$9	$8
Non-service costs (benefit):
Interest cost	10	12	13
Expected return on plan assets	(21)	(21)	(20)
Amortization of actuarial loss and prior service cost	6	3	1
Other	1	3	1
Net periodic benefit cost	$6	$6	$3

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial (gain) loss	$(62)	$38	$(5)
Amortization of actuarial loss	(7)	(6)	(2)
Current year prior service cost	1	—	—
Total recognized in other comprehensive (income) loss	$(68)	$32	$(7)
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(62)	$38	$(4)

The 2021 change in the amount recognized in other comprehensive income from 2020 is largely due to changes in the actuarial gain resulting from actual return on plan assets being greater than expected and increases in discount rates.

Service costs and non-service costs (benefit) are allocated in the same proportion primarily to underwriting, acquisition and insurance expenses line item with the remainder allocated to the insurance losses and contract holders' benefits line item on the consolidated statements of income for 2021, 2020 and 2019.

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

Cincinnati Financial Corporation - 2021 10-K - Page 164

Excluding cash, during 2021 we held approximately 87% of our pension portfolio in domestic common equity investments. The remainder of the portfolio consisted of 8% in United States government fixed-maturity investments, 3% in domestic corporate fixed-maturity investments and 2% in states, municipalities and taxable political subdivisions fixed-maturity investments. Our common equity portfolio consisted of 32% in the information technology sector, 20% in the financial sector, 13% in the healthcare sector, and 12% in the industrial sector, at year-end 2021. No additional sectors accounted for 10% or more of our common equity portfolio balance at year-end 2021.

Investments in securities are valued based on the fair value hierarchy outlined in Note 3, Fair Value Measurements. The pension plan did not have any liabilities carried at fair value during the years ended December 31, 2021 and 2020. The following table shows the fair value hierarchy for those assets measured at fair value on a recurring basis at December 31, 2021 and 2020. Excluded from the table below is cash on hand of $16 million and $31 million at December 31, 2021 and 2020, respectively.

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At December 31, 2021
Fixed maturities, available for sale:
United States government	$31	$—	$—	$31
Corporate	—	11	—	11
States, municipalities and political subdivisions	—	7	—	7
Total fixed maturities, available for sale	31	18	—	49
Common equities	332	—	—	332
Total	$363	$18	$—	$381

At December 31, 2020
Fixed maturities, available for sale:
United States government	$31	$—	$—	$31
Corporate	—	20	—	20
States, municipalities and political subdivisions	—	9	—	9
Total fixed maturities, available for sale	31	29	—	60
Common equities	266	—	—	266
Total	$297	$29	$—	$326

Our pension plan assets included 202,337 shares of the company’s common stock at both December 31, 2021 and 2020, which had a fair value of $23 million and $18 million at December 31, 2021 and 2020, respectively. The defined benefit pension plan did not purchase any of our common stock during 2021 or 2020. The defined benefit pension plan did not sell any shares during 2021 and sold 29,776 shares of our common stock during 2020. The company paid less than $1 million in both 2021 and 2020 in cash dividends on our common stock to the pension plan.

We estimate $6 million of benefit payments from the SERP during 2022. We expect to make the following benefit payments for our qualified plan and SERP, reflecting expected future service:

(Dollars in millions)	Years ended December 31,
	2022	2023	2024	2025	2026	2027 - 2031
Expected future benefit payments	$29	$25	$27	$29	$34	$162

Cincinnati Financial Corporation - 2021 10-K - Page 165

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

(Dollars in millions)	Net income			Capital and surplus
	Years ended December 31,			At December 31,
	2021	2020	2019	2021	2020
The Cincinnati Insurance Company	$929	$466	$558	$7,247	$5,838
The Cincinnati Casualty Company	15	14	13	500	456
The Cincinnati Indemnity Company	5	3	3	126	115
The Cincinnati Specialty Underwriters Insurance Company	47	42	62	571	528
The Cincinnati Life Insurance Company	41	27	19	270	241

NOTE 15 – Transactions With Affiliated Parties
We paid certain officers and directors, or insurance agencies of which they are shareholders, commissions of $8 million in 2021, $7 million in 2020 and $8 million in 2019, on premium volume of $47 million, $45 million and $48 million for 2021, 2020 and 2019, respectively.

Cincinnati Financial Corporation - 2021 10-K - Page 166

NOTE 16 – Commitments and Contingent Liabilities
The company, through its insurance subsidiaries, is involved in claims litigation arising in the ordinary course of conducting its business, both as a liability insurer defending or providing indemnity for third-party claims brought against insureds and as an insurer defending coverage claims brought against it. The company accounts for such activity through the establishment of unpaid loss and loss expense reserves. Subject to the uncertainties discussed in Note 4, Property Casualty Loss and Loss Expenses, and in the discussion in the balance of this Note, we believe that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses, costs of defense, and reinsurance recoveries, is immaterial to our consolidated financial position, results of operations and cash flows.

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

The company denies the allegations in these lawsuits and intends to continue to vigorously defend the lawsuits. The company maintains that it has no coverage obligations with respect to these lawsuits for business income allegedly lost by the plaintiffs due to the COVID-19 pandemic based on the terms of the applicable insurance policies. Although the policy terms vary, in general, the claims at issue in these lawsuits were denied because the policyholder identified no direct physical loss or damage to property at the insured premises, and the governmental orders that led to the complete or partial shutdown of the business were not due to the existence of any direct physical loss or damage to property in the immediate vicinity of the insured premises and did not prohibit access to the insured premises, as required by the terms of the insurance policies. Depending on the individual policy, additional policy terms and conditions may also prohibit coverage, such as exclusions for pollutants, ordinance or law, loss of use, and acts or decisions. The company’s standard commercial property insurance policies generally did not contain a specific virus exclusion.

In addition to the inherent difficulty in predicting litigation outcomes, the COVID-19 pandemic business income coverage lawsuits present a number of uncertainties and contingencies that are not yet known, including how many policyholders will ultimately file claims, the number of lawsuits that will be filed, the extent to which any class may be certified, and the size and scope of any such classes. The legal theories advanced by plaintiffs vary by case as do the state laws that govern the policy interpretation. These lawsuits are at various stages of litigation; many complaints continue to be amended; several have been dismissed voluntarily and may be refiled; and others have been dismissed by trial courts and appealed. While early appellate decisions have been favorable, many remain to be decided. In some jurisdictions, many cases have been stayed pending appellate decisions in their state or federal circuit. Accordingly, little discovery has occurred on pending cases. In addition, business income calculations depend upon a wide range of factors that are particular to the circumstances of each individual policyholder and, here, virtually none of the plaintiffs have submitted proofs of loss or otherwise quantified or factually supported any allegedly covered loss. Moreover, the company’s experience shows that demands for damages often bear little relation to a reasonable estimate of potential loss. Accordingly, management cannot now reasonably estimate the possible loss or range of loss, if any. Nonetheless, given the number of claims and potential claims, the indeterminate amounts sought, and the inherent unpredictability of litigation, it is possible that adverse outcomes, if any, in the aggregate could have a material adverse effect on the company’s consolidated financial position, results of operations and cash flows.

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

Cincinnati Financial Corporation - 2021 10-K - Page 167

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

Cincinnati Financial Corporation - 2021 10-K - Page 168

NOTE 17 – Share-Based Associate Compensation Plans
Four equity compensation plans currently permit us to grant various types of equity awards. We currently grant incentive stock options, nonqualified stock options, service-based restricted stock units and performance-based restricted stock units to associates, including some with market-based performance objectives under our shareholder-approved plans. We also have a Holiday Stock Plan that permits annual awards of one share of common stock to each full-time associate for each full calendar year of service up to a maximum of 10 shares. One of our equity compensation plans permits us to grant stock to our outside directors as a component of their annual compensation. We used treasury shares for share-based compensation award issues or exercises during 2021 and 2020.

Share-based compensation cost after tax was $26 million, $25 million and $24 million for the years ended
December 31, 2021, 2020 and 2019, respectively. The related income tax benefit recognized was $6 million for each of the years ended December 31, 2021, 2020 and 2019. Options exercised during the years ended December 31, 2021, 2020 and 2019, had intrinsic value of $24 million, $15 million and $26 million, respectively. Intrinsic value is the market price less the exercise price. Options vested during the years ended December 31, 2021, 2020 and 2019, had total intrinsic value of $15 million, $7 million and $23 million, respectively.

As of December 31, 2021, we had $35 million of unrecognized total compensation cost related to nonvested stock options and restricted stock unit awards. That cost will be recognized over a weighted-average period of 1.8 years.

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
•Dividend yield is determined by dividing the annualized per share dividend by the stock price on the date of grant.
•Risk-free rates are the implied yield currently available on zero-coupon U.S. Treasury issues with a remaining term approximating the expected term.
The following weighted average assumptions were used in determining fair value for option grants issued:

	2021	2020	2019
Weighted-average expected term	7-9 years	7-8 years	7-8 years
Expected volatility	25.56-27.81%	16.89-17.13%	14.49-15.39%
Dividend yield	2.62%	2.15%	2.61%
Risk-free rates	0.97-1.26%	1.40-1.41%	2.62-2.64%
Weighted-average fair value of options granted during the period	$19.64	$15.45	$11.73

Cincinnati Financial Corporation - 2021 10-K - Page 169

Below is a summary of option information for the year 2021:

(Dollars in millions, except exercise price. Shares in thousands)	Shares	Weighted- average exercise price	Aggregate intrinsic value	Weighted-average remaining contractual life
Outstanding option shares at January 1, 2021	3,601	$72.55
Granted	464	96.32
Exercised	(415)	50.51
Forfeited or expired	(98)	62.00
Outstanding option shares at December 31, 2021	3,552	78.52	$126	5.97 years

Options exercisable at end of period	2,599	$70.99	$112	5.07 years

Cash received from the exercise of options was $13 million, $7 million and $11 million for the years ended December 31, 2021, 2020 and 2019, respectively. We acquired 77,947, 50,751 and 103,237 shares totaling
$8 million, $5 million and $9 million, respectively, from associates in consideration for option exercises during 2021, 2020 and 2019. The weighted-average remaining contractual life for options expected to vest as of December 31, 2021, was 8.41 years.

Under all active shareholder approved plans, a total of 17.3 million shares were authorized to be granted. At December 31, 2021, 5.9 million shares remained available for future issuance under the plans. During 2021, we granted 17,018 shares of common stock to our directors for 2020 board service fees.

Restricted Stock Units
Service-based restricted stock units granted to associates are valued at fair value of the shares on the date of grant less the present value of the dividends that holders of restricted stock units do not receive on the shares underlying the restricted stock units during the vesting period. Service-based restricted stock units generally cliff vest three years after the date of grant. We also grant restricted stock units which vest on a three year ratable vesting schedule. Service-based restricted stock units vested during the year had an intrinsic value of $26 million, $30 million and $25 million for the years ended December 31, 2021, 2020 and 2019, respectively.

We have performance-based awards that vest on the first day of March after a three-calendar-year performance period. These awards vest according to the level of three-year total shareholder return achieved compared with a peer group over a three-year performance period with payouts ranging from 0% to 200% for awards granted in 2021, 2020 and 2019. Three-year total shareholder return is calculated by using annualized total return of a stock to an investor due to capital gain appreciation plus reinvestment of all dividends.

For the three-year performance period ended December 31, 2021, our total shareholder return exceeded six of our nine peers. We expect payout of these shares at the target level to occur in March of 2022. During 2021, we issued 113,648 shares of performance-based restricted stock units at the maximum-level performance hurdle for the three-year performance period ended December 31, 2020, as our total shareholder return exceeded eight of nine peers in our 2018 peer group. We issued 56,722 shares of performance-based restricted stock units during 2020 at the target-level performance hurdle for the three-year performance period ended December 31, 2019, as our total shareholder return exceeded five of nine peers in our 2017 peer group. Performance-based awards vested during the year had an intrinsic value of $11 million, $5 million and $2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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
Cincinnati Financial Corporation - 2021 10-K - Page 170

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
The following assumptions were used in determining fair value for performance-based grants issued:

	2021	2020	2019
Expected term	2.85 years	2.86 years	2.86 years
Expected volatility	29.50-47.26%	15.88-25.13%	15.10-25.00%
Dividend yield	2.62%	2.15%	2.61%
Risk-free rates	0.20%	1.30%	2.48%

Below is a summary of service-based and performance-based share information, assuming a target payout for performance-based shares, for the year 2021:

(Shares in thousands)	Service-based shares	Weighted- average grant date fair value	Performance-based shares	Weighted- average grant date fair value
Nonvested at January 1, 2021	696	$81.56	147	$84.64
Granted	243	89.29	106	86.13
Vested	(274)	67.96	(114)	63.29
Forfeited or canceled	(31)	89.73	—	—
Nonvested at December 31, 2021	634	90.01	139	103.16

Cincinnati Financial Corporation - 2021 10-K - Page 171

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

We do not separately report the identifiable assets of property casualty insurance for the commercial, personal and excess and surplus lines segments or for Cincinnati Re because we do not use that measure to analyze performance. We include all investment portfolio assets, regardless of ownership, in the investments segment.

Cincinnati Financial Corporation - 2021 10-K - Page 172

Segment information is summarized in the following table:

(Dollars in millions)	Years ended December 31,
	2021	2020	2019
Revenues:
Commercial lines insurance
Commercial casualty	$1,270	$1,165	$1,102
Commercial property	1,043	1,010	958
Commercial auto	794	755	707
Workers' compensation	268	271	300
Other commercial	299	275	252
Commercial lines insurance premiums	3,674	3,476	3,319
Fee revenues	4	3	5
Total commercial lines insurance	3,678	3,479	3,324

Personal lines insurance
Personal auto	609	615	621
Homeowner	726	658	607
Other personal	207	190	176
Personal lines insurance premiums	1,542	1,463	1,404
Fee revenues	4	4	4
Total personal lines insurance	1,546	1,467	1,408

Excess and surplus lines insurance	398	325	278
Fee revenues	2	2	2
Total excess and surplus lines insurance	400	327	280

Life insurance premiums	298	289	270
Fee revenues	5	2	4
Total life insurance	303	291	274

Investments
Investment income, net of expenses	714	670	646
Investment gains and losses, net	2,409	865	1,650
Total investment revenue	3,123	1,535	2,296

Other
Premiums	570	427	333
Other	10	10	9
Total other revenue	580	437	342
Total revenues	$9,630	$7,536	$7,924

Income (loss) before income taxes:
Insurance underwriting results
Commercial lines insurance	$598	$64	$241
Personal lines insurance	97	47	8
Excess and surplus lines insurance	44	34	53
Life insurance	(16)	11	1
Investments	3,018	1,433	2,197
Other	(71)	(90)	(28)
Total income before income taxes	$3,670	$1,499	$2,472

	December 31,	December 31,
Identifiable assets:	2021	2020
Property casualty insurance	$4,421	$3,838
Life insurance	1,590	1,661
Investments	24,481	21,332
Other	895	711
Total	$31,387	$27,542

Cincinnati Financial Corporation - 2021 10-K - Page 173

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company’s management, with the participation of the company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of December 31, 2021. Based upon that evaluation, the company’s chief executive officer and chief financial officer concluded that the design and operation of the company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure that:
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

Changes in Internal Control over Financial Reporting – During the three months ended December 31, 2021, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There was no significant impact to our internal controls over financial reporting while the majority of our associates are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing any potential impact on the design and operating effectiveness of our internal controls over financial reporting, caused by or related to the pandemic. Management’s Annual Report on Internal Control Over Financial Reporting and the Report of the Independent Registered Public Accounting Firm are set forth in Item 8.

ITEM 9B. Other Information
None

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
This item is not applicable to the company.
Cincinnati Financial Corporation - 2021 10-K - Page 174

Part III
Our Proxy Statement will be filed with the SEC no later than April 30, 2022, in preparation for the 2022 Annual Meeting of Shareholders scheduled for May 7, 2022. As permitted in Paragraph G(3) of the General Instructions for Form 10-K, we are incorporating by reference, to that statement, portions of the information required by Part III as noted in Item 10 through Item 14 below.

ITEM 10.    Directors, Executive Officers and Corporate Governance
a) The following sections of our Proxy Statement for our 2022 Annual Meeting of Shareholders to be held May 7, 2022, are incorporated herein by reference: “Delinquent Section 16(a) Reports,” “Information about the Board of Directors,” and “Governance of Your Company.”
b) Information about the “Code of Ethics for Senior Financial Officers” appeared in the 2004 Proxy Statement as an appendix and is available at cinfin.com/investors. Our Code of Ethics applies to those who are responsible for preparing and disclosing our financial information. This includes our chief executive officer, chief financial officer and others performing similar functions.
c) Set forth below is information concerning the company’s executive officers who are not also directors of the company, as of February 24, 2022.

Name and Age as of	Primary Title(s) and Business Responsibilities	Executive
February 24, 2022	Since February 2017	Officer Since
Roger A. Brown, FSA, MAAA, CLU (50)	Senior vice president and chief operating officer of The Cincinnati Life Insurance Company. Responsible for life insurance underwriting and operations.	2016
Teresa C. Cracas, Esq. (56)	Chief risk officer and executive vice president of The Cincinnati Insurance Company. Senior vice president until 2022. Responsible for strategic planning and risk management, including oversight of modeling for financial analysis, property casualty reserving and pricing, strategic innovation, reinsurance assumed operations and the activities of Cincinnati Global Underwriting Ltd., a London-based, global specialty underwriter for Lloyd's Syndicate 318.	2011
Angela O. Delaney (53)	Senior vice president of The Cincinnati Insurance Company. Responsible for property casualty insurance sales and marketing operations since 2019, including management of field underwriters and independent agency relationships. Field sales supervisor for Idaho, Iowa, Montana, Oregon, South Dakota and Washington from 2017 to 2019.	2020
Donald J. Doyle, Jr., CPCU, AIM (55)	Senior vice president of The Cincinnati Insurance Company. Responsible for excess and surplus lines underwriting and operations of The Cincinnati Specialty Underwriters Insurance Company and CSU Producer Resources Inc.	2008
Sean M. Givler, CIC, CRM (46)	Senior vice president of The Cincinnati Insurance Company. Responsible for standard market commercial lines underwriting and operations, including management liability and surety insurance, machinery and equipment insurance, loss control and premium audit. Until 2019, responsible for sales and marketing, including management of field underwriters and independent agency relationships.	2017
Theresa A. Hoffer (60)	Senior vice president and treasurer of The Cincinnati Insurance Company since 2016. Responsible for corporate accounting and SEC reporting operations.	2017
Martin F. Hollenbeck, CFA, CPCU (62)	Chief investment officer, senior vice president, assistant secretary and assistant treasurer of Cincinnati Financial Corporation. Chief investment officer and executive vice president of The Cincinnati Insurance Company. Senior vice president until 2022. Responsible for all investment operations.	2008
John S. Kellington (60)	Chief information officer and executive vice president of The Cincinnati Insurance Company. Senior vice president until 2022. Responsible for enterprise strategic technology and oversight of all technology activities.	2010
Cincinnati Financial Corporation - 2021 10-K - Page 175

Name and Age as of	Primary Title(s) and Business Responsibilities	Executive
February 24, 2022	Since February 2017	Officer Since
Lisa A. Love, Esq. (62)	Senior vice president, general counsel and corporate secretary of Cincinnati Financial Corporation. Chief legal officer, executive vice president and corporate secretary of The Cincinnati Insurance Company. Senior vice president until 2022. Responsible for corporate legal, governance and compliance activities, including oversight of regulatory and compliance, shareholder services, government relations, litigation and contract administration.	2011
Michael J. Sewell, CPA (58)	Chief financial officer, principal accounting officer, senior vice president and treasurer of Cincinnati Financial Corporation. Chief financial officer and executive vice president of The Cincinnati Insurance Company. Senior vice president until 2022. Chief operating officer of CFC Investment Company, a commercial lease and finance subsidiary. Responsible for oversight of all accounting, finance, financial reporting, purchasing, investor relations, administrative services and facilities maintenance and security.	2011
Stephen M. Spray (55)	President of The Cincinnati Insurance Company and its subsidiaries; CFC Investment Company; and CSU Producer Resources Inc. since 2022. Chief insurance officer of The Cincinnati Insurance Company and its property casualty subsidiaries since 2019. Responsible for executive oversight of commercial and personal standard market and excess and surplus lines property and casualty insurance sales, marketing, underwriting, related field services, relationships with independent agents, ceded reinsurance programs, corporate communications and human resources. Until 2019, senior vice president responsible for commercial lines underwriting and operations.	2012
William H. Van Den Heuvel (55)	Senior vice president of The Cincinnati Insurance Company. Responsible for all aspects of personal lines operations, including underwriting, insurance regulatory filings, product management and risk management.	2014

Cincinnati Financial Corporation - 2021 10-K - Page 176

ITEM 11.    Executive Compensation
The “Compensation of Named Executive Officers and Directors,” section of our Proxy Statement for our Annual Meeting of Shareholders to be held May 7, 2022, is incorporated herein by reference. It includes the “Report of the Compensation Committee,” “Compensation Committee Interlocks and Insider Participation” and the “Compensation Discussion and Analysis.”

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters
a) The “Security Ownership of Principal Shareholders and Management” section of our Proxy Statement for our Annual Meeting of Shareholders to be held May 7, 2022, is incorporated herein by reference.
b) Information on securities authorized for issuance under equity compensation plans appears in Part II, Item 5, Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Additional information on share-based compensation under our equity compensation plans is available in Item 8, Note 17 of the Consolidated Financial Statements.

Cincinnati Financial Corporation - 2021 10-K - Page 177

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
The following sections of our Proxy Statement for our Annual Meeting of Shareholders to be held May 7, 2022, are incorporated herein by reference: “Governance of Your Company – Director Independence” and “Governance of Your Company – Certain Relationships and Transactions.”

ITEM 14.    Principal Accounting Fees and Services
The “Audit-Related Matters,” section of our Proxy Statement for our Annual Meeting of Shareholders to be held May 7, 2022, is incorporated herein by reference. It includes the “Proposal 3 – Ratification of Selection of Independent Registered Public Accounting Firm,” “Report of the Audit Committee,” “Fees Billed by the Independent Registered Public Accounting Firm” and “Services Provided by the Independent Registered Public Accounting Firm.”

Cincinnati Financial Corporation - 2021 10-K - Page 178

Part IV

ITEM 15.    Exhibit and Financial Statement Schedules
a) Financial Statements – information contained in Part II, Item 8, of this report, Page 118 to Page 173
b) Exhibits – see Index of Exhibits, Page 191
c) Financial Statement Schedules
Schedule I – Summary of Investments – Other Than Investments in Related Parties, Page 180
Schedule II – Condensed Financial Statements of Parent Company, Page 182
Schedule III – Supplementary Insurance Information, Page 185
Schedule IV – Reinsurance, Page 187
Schedule V – Valuation and Qualifying Accounts, Page 188
Schedule VI – Supplementary Information Concerning Property Casualty Insurance Operations, Page 189

ITEM 16. Form 10-K Summary
This item is not applicable to the company.

Cincinnati Financial Corporation - 2021 10-K - Page 179

Schedule I

Cincinnati Financial Corporation and Subsidiaries
Summary of Investments - Other Than Investments in Related Parties
(Dollars in millions)	At December 31, 2021
Type of investment	Cost or amortized cost	Fair value	Balance sheet
Fixed maturities:
States, municipalities and political subdivisions:
The Cincinnati Insurance Company	$3,343	$3,583	$3,583
The Cincinnati Casualty Company	230	246	246
The Cincinnati Indemnity Company	49	53	53
The Cincinnati Life Insurance Company	446	471	471
The Cincinnati Specialty Underwriters Insurance Company	643	685	685
Cincinnati Financial Corporation	57	57	57
Total	4,768	5,095	5,095
United States government:
The Cincinnati Insurance Company	69	71	71
The Cincinnati Casualty Company	1	1	1
The Cincinnati Indemnity Company	1	1	1
Cincinnati Global Underwriting Ltd.	50	50	50
Total	121	123	123
Foreign government:
The Cincinnati Insurance Company	10	10	10
Cincinnati Global Underwriting Ltd.	16	16	16
Total	26	26	26
Government-sponsored enterprises:
Cincinnati Global Underwriting Ltd.	8	8	8
Total	8	8	8
All other corporate bonds:
The Cincinnati Insurance Company	3,443	3,628	3,628
The Cincinnati Casualty Company	102	106	106
The Cincinnati Indemnity Company	33	35	35
The Cincinnati Life Insurance Company	3,339	3,595	3,595
The Cincinnati Specialty Underwriters Insurance Company	300	316	316
CSU Producer Resources Inc.	1	1	1
Cincinnati Global Underwriting Ltd.	82	82	82
Cincinnati Financial Corporation	7	7	7
Total	7,307	7,770	7,770
Total fixed maturities	$12,230	$13,022	$13,022

Cincinnati Financial Corporation - 2021 10-K - Page 180

Schedule I (continued)

Cincinnati Financial Corporation and Subsidiaries
Summary of Investments - Other Than Investments in Related Parties
(Dollars in millions)	At December 31, 2021
Type of investment	Cost or amortized cost	Fair value	Balance sheet
Equity securities:
Common equities:
The Cincinnati Insurance Company	$1,848	$5,543	$5,543
The Cincinnati Casualty Company	59	186	186
The Cincinnati Indemnity Company	18	44	44
The Cincinnati Specialty Underwriters Insurance Company	101	287	287
CSU Producer Resources Inc.	15	28	28
Cincinnati Financial Corporation	1,656	4,774	4,774
Total	3,697	10,862	10,862
Nonredeemable preferred equities:
The Cincinnati Insurance Company	407	436	436
The Cincinnati Life Insurance Company	13	13	13
Cincinnati Financial Corporation	4	4	4
Total	424	453	453
Total equity securities	$4,121	$11,315	$11,315
Other invested assets:
Policy loans:
The Cincinnati Life Insurance Company	$31	—	$31
Deposits at Lloyd's:
Cincinnati Global Underwriting Ltd.	29	—	29
Cincinnati Financial Corporation	6	—	6
Private equity:
The Cincinnati Insurance Company (1)	191	—	191
Cincinnati Financial Corporation (1)	36	—	36
Real estate:
The Cincinnati Insurance Company (1)	27	—	27
The Cincinnati Life Insurance Company (1)	5	—	5
Cincinnati Financial Corporation (1)	4	—	4
Total other invested assets	$329	—	$329
Total investments	$16,680	—	$24,666

Notes to Schedule I:
 (1) These other invested assets are accounted for under the equity method.
Cincinnati Financial Corporation - 2021 10-K - Page 181

Schedule II

Cincinnati Financial Corporation (parent company only)
Condensed Balance Sheets
(Dollars in millions)	At December 31,
	2021	2020
Assets
Investments
Fixed maturities, at fair value (amortized cost: 2021—$64; 2020—$69)	$64	$68
Equity securities, at fair value (cost: 2021—$1,660; 2020—$1,607)	4,778	3,687
Other invested assets	46	145
Total investments	4,888	3,900
Cash and cash equivalents	211	16
Equity in net assets of subsidiaries	9,292	7,982
Investment income receivable	9	8
Land, building and equipment, net, for company use (accumulated depreciation: 2021—$147; 2020—$138)	140	143
Income tax receivable	—	5
Other assets	108	53
Due from subsidiaries	106	110
Total assets	$14,754	$12,217
Liabilities
Dividends declared but unpaid	$101	$97
Deferred federal income tax	664	429
Long-term debt	789	788
Other liabilities	95	114
Total liabilities	1,649	1,428
Shareholders' Equity
Common stock	397	397
Paid-in capital	1,356	1,328
Retained earnings	12,625	10,085
Accumulated other comprehensive income	648	769
Treasury stock, at cost	(1,921)	(1,790)
Total shareholders' equity	13,105	10,789
Total liabilities and shareholders' equity	$14,754	$12,217

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8.

Cincinnati Financial Corporation - 2021 10-K - Page 182

Schedule II (continued)

Cincinnati Financial Corporation (parent company only)
Condensed Statements of Income and Comprehensive Income
(Dollars in millions)	Years ended December 31,
	2021	2020	2019
Revenues
Investment income, net of expenses	$91	$81	$75
Investment gains and losses, net	1,058	556	728
Other revenue	15	15	15
Total revenues	1,164	652	818
Expenses
Interest expense	53	54	52
Other expenses	32	34	37
Total expenses	85	88	89
Income Before Income Taxes and Earnings of Subsidiaries	1,079	564	729
Provision for Income Taxes	217	111	146
Net Income Before Earnings of Subsidiaries	862	453	583
Increase in equity of subsidiaries	2,084	763	1,414
Net Income	$2,946	$1,216	$1,997
Other Comprehensive Income (Loss), Net of Taxes
Change in unrealized gain on securities	1	—	—
Amortization of pension actuarial gains (losses) and prior service costs	54	(25)	5
Other Comprehensive Income (Loss), Net of Taxes Before Other Comprehensive Income of Subsidiaries	55	(25)	5
Other comprehensive income (loss) of subsidiaries	(176)	346	421
Other comprehensive income (loss)	(121)	321	426
Comprehensive Income	$2,825	$1,537	$2,423

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8.

Cincinnati Financial Corporation - 2021 10-K - Page 183

Schedule II (continued)

Cincinnati Financial Corporation (parent company only)
Condensed Statements of Cash Flows
(Dollars in millions)	Years ended December 31,
	2021	2020	2019
Cash Flows From Operating Activities
Net income	$2,946	$1,216	$1,997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11	12	10
Investment gains and losses, net	(1,034)	(552)	(720)
Dividends from subsidiaries	598	550	625
Changes in:
Increase in equity of subsidiaries	(2,084)	(763)	(1,414)
Investment income receivable	(1)	(1)	(1)
Current federal income taxes	6	(3)	(1)
Deferred income tax	220	91	146
Other assets	5	—	4
Other liabilities	—	1	4
Intercompany receivable for operations	5	34	20
Net cash provided by operating activities	672	585	670

Cash Flows From Investing Activities
Sale of fixed maturities	4	—	3
Call or maturity of fixed maturities	18	1	21
Sale of equity securities	25	307	122
Purchase of fixed maturities	(19)	(23)	(39)
Purchase of equity securities	(82)	(372)	(237)
Investment in buildings and equipment	(6)	(11)	(13)
Cash paid for acquisition	—	—	(63)
Change in other invested assets, net	108	(42)	(67)
Net cash (used in) received from investing activities	48	(140)	(273)

Cash Flows From Financing Activities
Payment of cash dividends to shareholders	(395)	(375)	(355)
Shares acquired - share repurchase authorization	(144)	(261)	(67)
Proceeds from stock options exercised	13	7	11
Other	1	3	2
Net cash used in financing activities	(525)	(626)	(409)
Net change in cash and cash equivalents	195	(181)	(12)
Cash and cash equivalents at beginning of year	16	197	209
Cash and cash equivalents at end of year	$211	$16	$197

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8.

Cincinnati Financial Corporation - 2021 10-K - Page 184

Schedule III

Cincinnati Financial Corporation and Subsidiaries
Supplementary Insurance Information
(Dollars in millions)	Years ended December 31,
	2021	2020	2019
Deferred policy acquisition costs:
Commercial lines insurance	$345	$317	$311
Personal lines insurance	145	136	130
Excess and surplus lines insurance	33	28	25
Other	79	61	46
Total property casualty insurance	602	542	512
Life insurance	303	263	262
Total	$905	$805	$774

Gross future policy benefits, losses, claims and expense losses:
Commercial lines insurance	$5,007	$4,881	$4,569
Personal lines insurance	814	739	687
Excess and surplus lines insurance	577	446	351
Other	831	611	481
Total property casualty insurance	7,229	6,677	6,088
Life insurance	3,037	2,938	2,859
Total (1)	$10,266	$9,615	$8,947

Gross unearned premiums:
Commercial lines insurance	$1,857	$1,714	$1,665
Personal lines insurance	850	797	757
Excess and surplus lines insurance	207	175	152
Other	356	273	213
Total property casualty insurance	3,270	2,959	2,787
Life insurance	1	1	1
Total (1)	$3,271	$2,960	$2,788

Other policy claims and benefits payable:
Commercial lines insurance	$—	$—	$—
Personal lines insurance	—	—	—
Excess and surplus lines insurance	—	—	—
Other	—	—	—
Total property casualty insurance	—	—	—
Life insurance	53	46	35
Total (1)	$53	$46	$35

Earned premiums:
Commercial lines insurance	$3,674	$3,476	$3,319
Personal lines insurance	1,542	1,463	1,404
Excess and surplus lines insurance	398	325	278
Other	570	427	333
Total property casualty insurance	6,184	5,691	5,334
Life insurance	298	289	270
Total	$6,482	$5,980	$5,604

Cincinnati Financial Corporation - 2021 10-K - Page 185

 Schedule III (continued)

Cincinnati Financial Corporation and Subsidiaries
Supplementary Insurance Information
(Dollars in millions)	Years ended December 31,
	2021	2020	2019
Investment income, net of expenses:
Commercial lines insurance	$—	$—	$—
Personal lines insurance	—	—	—
Excess and surplus lines insurance	—	—	—
Other	—	—	—
Total property casualty insurance (2)	457	431	419
Life insurance	166	158	152
Total	$623	$589	$571

Benefits, claims losses and settlement expenses:
Commercial lines insurance	$1,940	$2,336	$2,030
Personal lines insurance	992	977	985
Excess and surplus lines insurance	250	199	142
Other	414	325	195
Total property casualty insurance	3,596	3,837	3,352
Life insurance	340	297	286
Total	$3,936	$4,134	$3,638

Amortization of deferred policy acquisition costs:
Commercial lines insurance	$703	$664	$631
Personal lines insurance	276	256	251
Excess and surplus lines insurance	63	51	47
Other	109	86	57
Total property casualty insurance	1,151	1,057	986
Life insurance	46	49	48
Total (3)	$1,197	$1,106	$1,034

Underwriting, acquisition and insurance expenses:
Commercial lines insurance	$437	$415	$422
Personal lines insurance	181	187	164
Excess and surplus lines insurance	43	43	38
Other	55	42	42
Total property casualty insurance	716	687	666
Life insurance	38	36	38
Total (3)	$754	$723	$704

Net written premiums:
Commercial lines insurance	$3,811	$3,534	$3,410
Personal lines insurance	1,594	1,503	1,435
Excess and surplus lines insurance	426	348	303
Other	648	479	368
Total property casualty insurance	6,479	5,864	5,516
Accident and health insurance	2	2	2
Total	$6,481	$5,866	$5,518

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

Cincinnati Financial Corporation - 2021 10-K - Page 186

Schedule IV

Cincinnati Financial Corporation and Subsidiaries
Reinsurance
(Dollars in millions)	Years ended December 31,
	2021	2020	2019
Gross amounts:
Life insurance in force	$116,697	$111,756	$108,130
Earned premiums
Commercial lines insurance	$3,777	$3,578	$3,421
Personal lines insurance	1,586	1,503	1,446
Excess and surplus lines insurance	417	341	292
Other	216	201	181
Total property casualty insurance	5,996	5,623	5,340
Life insurance	374	362	341
Total	$6,370	$5,985	$5,681

Ceded amounts to other companies:
Life insurance in force	$39,204	$38,281	$38,146
Earned premiums
Commercial lines insurance	$115	$109	$109
Personal lines insurance	45	41	43
Excess and surplus lines insurance	19	16	14
Other	76	51	39
Total property casualty insurance	255	217	205
Life insurance	76	73	71
Total	$331	$290	$276

Assumed amounts from other companies:
Life insurance in force	$—	$—	$—
Earned premiums
Commercial lines insurance	$12	$7	$7
Personal lines insurance	1	1	1
Excess and surplus lines insurance	—	—	—
Other	430	277	191
Total property casualty insurance	443	285	199
Life insurance	—	—	—
Total	$443	$285	$199

Net amounts:
Life insurance in force	$77,493	$73,475	$69,984
Earned premiums
Commercial lines insurance	$3,674	$3,476	$3,319
Personal lines insurance	1,542	1,463	1,404
Excess and surplus lines insurance	398	325	278
Other	570	427	333
Total property casualty insurance	6,184	5,691	5,334
Life insurance	298	289	270
Total	$6,482	$5,980	$5,604

Percentage of amounts assumed to net:
Life insurance in force	—%	—%	—%
Earned premiums
Commercial lines insurance	0.3%	0.2%	0.2%
Personal lines insurance	0.1	0.1	0.1
Excess and surplus lines insurance	—	—	—
Other	75.4	64.9	57.4
Total property casualty insurance	7.2	5.0	3.7
Life insurance	—	—	—
Total	6.8	4.8	3.6

Cincinnati Financial Corporation - 2021 10-K - Page 187

Schedule V

Cincinnati Financial Corporation and Subsidiaries
Valuation and Qualifying Accounts
(Dollars in millions)	At December 31,
	2021	2020	2019
Allowance for credit losses (1):
Beginning balance, January 1	$22	$8	$6
Cumulative effect of change in accounting for credit losses as of January 1, 2020, pretax	—	3	—
Additions charged to costs and expenses	14	19	8
Deductions	(20)	(8)	(6)
Ending balance, December 31	$16	$22	$8
Deferred tax valuation allowance:
Beginning balance, January 1	$56	$41	$—
Additions charged to costs and expenses	—	15	55
Deductions	(3)	—	(14)
Ending balance, December 31	53	56	41
Total valuation and qualifying accounts	$69	$78	$49

 Notes to Schedule V:
(1) Includes allowances for credit losses related to premiums receivable, reinsurance recoverable, finance receivables and fixed-maturity securities.
Cincinnati Financial Corporation - 2021 10-K - Page 188

Schedule VI

Cincinnati Financial Corporation and Subsidiaries
Supplementary Information Concerning Property Casualty Insurance Operations
(Dollars in millions)	Years ended December 31,
	2021	2020	2019
Deferred policy acquisition costs:
Commercial lines insurance	$345	$317	$311
Personal lines insurance	145	136	130
Excess and surplus lines insurance	33	28	25
Other	79	61	46
Total	$602	$542	$512

Reserves for unpaid claims and claim adjustment expenses:
Commercial lines insurance	$5,007	$4,881	$4,569
Personal lines insurance	814	739	687
Excess and surplus lines insurance	577	446	351
Other	831	611	481
Total	$7,229	$6,677	$6,088

Reserve discount deducted	$—	$—	$—

Gross unearned premiums:
Commercial lines insurance	$1,857	$1,714	$1,665
Personal lines insurance	850	797	757
Excess and surplus lines insurance	207	175	152
Other	356	273	213
Total	$3,270	$2,959	$2,787

Earned premiums:
Commercial lines insurance	$3,674	$3,476	$3,319
Personal lines insurance	1,542	1,463	1,404
Excess and surplus lines insurance	398	325	278
Other	570	427	333
Total	$6,184	$5,691	$5,334

Investment income, net of expenses:
Commercial lines insurance	$—	$—	$—
Personal lines insurance	—	—	—
Excess and surplus lines insurance	—	—	—
Other	—	—	—
Total (1)	$457	$431	$419

Note to Schedule VI:
(1) This segment information is not regularly allocated to segments and not reviewed by company management in making decisions about resources to be allocated to the segments or to assess their performance.

Cincinnati Financial Corporation - 2021 10-K - Page 189

 Schedule VI (continued)

Cincinnati Financial Corporation and Subsidiaries
Supplementary Information Concerning Property Casualty Insurance Operations
(Dollars in millions)	Years ended December 31,
	2021	2020	2019
Loss and loss expenses incurred related to current accident year:
Commercial lines insurance	$2,293	$2,431	$2,222
Personal lines insurance	1,042	995	1,012
Excess and surplus lines insurance	243	192	153
Other	446	350	213
Total	$4,024	$3,968	$3,600

Loss and loss expenses incurred related to prior accident years:
Commercial lines insurance	$(353)	$(95)	$(192)
Personal lines insurance	(50)	(18)	(27)
Excess and surplus lines insurance	7	7	(11)
Other	(32)	(25)	(18)
Total	$(428)	$(131)	$(248)

Amortization of deferred policy acquisition costs:
Commercial lines insurance	$703	$664	$631
Personal lines insurance	276	256	251
Excess and surplus lines insurance	63	51	47
Other	109	86	57
Total	$1,151	$1,057	$986

Paid loss and loss expenses:
Commercial lines insurance	$1,806	$1,969	$2,023
Personal lines insurance	914	921	966
Excess and surplus lines insurance	118	112	90
Other	256	181	181
Total	$3,094	$3,183	$3,260

Net written premiums:
Commercial lines insurance	$3,811	$3,534	$3,410
Personal lines insurance	1,594	1,503	1,435
Excess and surplus lines insurance	426	348	303
Other	648	479	368
Total	$6,479	$5,864	$5,516

Cincinnati Financial Corporation - 2021 10-K - Page 190

Index of Exhibits

Exhibit No.	Exhibit Description
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
10.5
Cincinnati Financial Corporation Annual Incentive Compensation Plan of 2009, Amended and Restated on January 29, 2021 (incorporated by reference to Exhibit 10.6 filed with the company's Annual Report on Form 10-K dated February 25, 2021)

10.6	Cincinnati Financial Corporation Annual Incentive Compensation Plan of 2009, Amended and Restated on January 29, 2022
10.7	Cincinnati Financial Corporation 2006 Stock Compensation Plan (incorporated by reference to the company’s definitive Proxy Statement dated March 30, 2006)
10.8	Cincinnati Financial Corporation 2012 Stock Compensation Plan (incorporated by reference to the company’s definitive Proxy Statement dated March 16, 2012)
10.9	Cincinnati Financial Corporation 2016 Stock Compensation Plan (incorporated by reference to the company’s Definitive Proxy Statement dated March 16, 2016, Appendix B)
10.10	First Amendment of Cincinnati Financial Corporation 2016 Stock Compensation Plan (incorporated by reference to Exhibit 99.1 filed with the Company’s current report on Form 8-K dated April 11, 2016)
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
Cincinnati Financial Corporation - 2021 10-K - Page 191

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

Cincinnati Financial Corporation - 2021 10-K - Page 192

Exhibit No.	Exhibit Description
10.34
Amended and Restated Credit Agreement by and among Cincinnati Financial Corporation, CFC Investment Company, PNC Bank, N.A. as Administrative Agent, PNC Capital Markets LLC, as Sole Bookrunner and Joint Lead Arranger, Fifth Third Bank, N.A., as Joint Lead Arranger and Syndication Agent, The Huntington National Bank and U.S. Bank, N.A., as Documentation Agents, dated May 13, 2014 (incorporated by reference to the company’s Current Report on Form 8-K dated May 13, 2014, Exhibit 10.1)

10.35
First Amendment of the Amended and Restated Credit Agreement by and among Cincinnati Financial Corporation, CFC Investment Company, PNC Bank, N.A. as Administrative Agent, PNC Capital Markets LLC, as Sole Bookrunner and Joint Lead Arranger, Fifth Third Bank, N.A., as Joint Lead Arranger and Syndication Agent, The Huntington National Bank and U.S. Bank, N.A., as Documentation Agents, dated February 8, 2016 (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated February 8, 2016)

10.36
Second Amendment of the Amended and Restated Credit Agreement by and among Cincinnati Financial Corporation, CFC Investment Company, PNC Bank, N.A., as Administrative Agent, PNC Capital Markets, LLC, as Sole Bookrunner and Joint Lead Arranger, Fifth Third Bank, N.A. as Joint Lead Arranger and Syndication Agent, The Huntington National Bank and U.S. Bank, N.A. as Documentation Agents, dated March 31, 2016 (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated April 4, 2016)

10.37
Third Amendment of the Amended and Restated Credit Agreement by and among Cincinnati Financial Corporation, CFC Investment Company, PNC Bank, N.A., as Administrative Agent, PNC Capital Markets, LLC, as Sole Bookrunner and Joint Lead Arranger, Fifth Third Bank, N.A. as Joint Lead Arranger and Syndication Agent, The Huntington National Bank and U.S. Bank, N.A. as Documentation Agents, dated February 4, 2019 (incorporated by reference to Exhibit 10.1 filed with the company's Current Report on Form 8-K dated February 6, 2019)

10.38
Fourth Amendment of the Amended and Restated Credit Agreement by and among Cincinnati Financial Corporation, CFC Investment Company, PNC Bank, N.A., as Administrative Agent, PNC Capital Markets, LLC, as Sole Bookrunner and Joint Lead Arranger, Fifth Third Bank, N.A. as Joint Lead Arranger and Syndication Agent, The Huntington National Bank and U.S. Bank, N.A. as Documentation Agents, dated February 26, 2019 (incorporated by reference to Exhibit 10.6 filed with the company’s Current Report on Form 8-K dated February 28, 2019)

10.39
Limited Consent to Credit Agreement, dated December 6, 2019, among Cincinnati Financial Corporation, CFC Investment Company, PNC Bank, N.A., Fifth Third Bank, N.A., The Huntington National Bank, U.S. Bank, N.A., and Branch Banking and Trust Company (incorporated by reference to Exhibit 10.6 filed with the company’s Current Report on Form 8-K, dated December 6, 2019)

10.40
Limited Consent to Credit Agreement, dated December 11, 2020, among Cincinnati Financial Corporation, CFC Investment Company, PNC Bank, N.A., Fifth Third Bank, N.A., The Huntington National Bank, U.S. Bank, N.A., and Branch Banking and Trust Company (incorporated by reference to Exhibit 10.7 filed with the company’s Current Report on Form 8-K, dated December 11, 2020)

10.41
Reimbursement Agreement for Letters of Credit by and between Bank of Nova Scotia and The Cincinnati Insurance Company, dated October 15, 2018 (incorporated by reference to Exhibit 10.1 filed with the company's Current Report on Form 8-K dated October 17, 2018)

10.42
Letter of Credit Facility Agreement by and between Cincinnati Financial Corporation, as Borrower, and The Bank of Nova Scotia, as Bank, dated February 25, 2019 (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated February 28, 2019)

10.43
Amendment Letter No. 1 to the Letter of Credit Facility Agreement, dated November 4, 2019 (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K, dated November 5, 2019)

10.44
Amendment Letter No. 2 to the Letter of Credit Facility Agreement, dated October 30, 2020 (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K, dated November 2, 2020)

10.45
Amendment Letter No. 3 to the Letter of Credit Facility Agreement, dated November 2, 2021 (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K, dated November 3, 2021)

11	Statement re: Computation of per share earnings for the years ended December 31, 2021, 2020, and 2019, contained in Part II, Item 8, Note 12, to the Consolidated Financial Statements
14	Cincinnati Financial Corporation Code of Ethics for Senior Financial Officers (incorporated by reference to the company’s definitive Proxy Statement dated March 18, 2004 (File No. 000-04604))
21	Cincinnati Financial Corporation subsidiaries contained in Part I, Item 1, of this report
23	Consent of Independent Registered Public Accounting Firm
31A	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Executive Officer
Cincinnati Financial Corporation - 2021 10-K - Page 193

Exhibit No.	Exhibit Description
31B	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Financial Officer
32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Cincinnati Financial Corporation - 2021 10-K - Page 194

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
Date:         February 24, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ Steven J. Johnston	Chairman, President, Chief Executive Officer and Director	February 24, 2022
Steven J. Johnston
/S/ Michael J. Sewell	Chief Financial Officer, Senior Vice President and Treasurer	February 24, 2022
Michael J. Sewell
/S/ Thomas J. Aaron	Director	February 24, 2022
Thomas J. Aaron
/S/ William F. Bahl	Director	February 24, 2022
William F. Bahl
/S/ Nancy C. Benacci	Director	February 24, 2022
Nancy C. Benacci
/S/ Linda W. Clement-Holmes	Director	February 24, 2022
Linda W. Clement-Holmes
/S/ Dirk J. Debbink	Director	February 24, 2022
Dirk J. Debbink
/S/ Kenneth C. Lichtendahl	Director	February 24, 2022
Kenneth C. Lichtendahl
/S/ David P. Osborn	Director	February 24, 2022
David P. Osborn
/S/ Jill P. Meyer Pratt	Director	February 24, 2022
Jill P. Meyer Pratt
/S/ Gretchen W. Schar	Director	February 24, 2022
Gretchen W. Schar
/S/ Charles O. Schiff	Director	February 24, 2022
Charles O. Schiff
/S/ Douglas S. Skidmore	Director	February 24, 2022
Douglas S. Skidmore
/S/ John F. Steele, Jr.	Director	February 24, 2022
John F. Steele, Jr.
/S/ Larry R. Webb	Director	February 24, 2022
Larry R. Webb

Cincinnati Financial Corporation - 2021 10-K - Page 195