Form 10-Q
period 2022-03-31
CINCINNATI FINANCIAL CORP
filed 2022-04-28
CIK 20286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
 (Mark one)
☑       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2022.
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
☐Yes ☑ No
As of April 22, 2022, there were 160,355,247 shares of common stock outstanding.

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED March 31, 2022

Cincinnati Financial Corporation First-Quarter 2022 10-Q

Part I – Financial Information
Item 1.    Financial Statements (unaudited)

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

(Dollars in millions, except per share data)	March 31,	December 31,
	2022	2021
Assets
Investments
Fixed maturities, at fair value (amortized cost: 2022—$12,330; 2021—$12,230)	$12,376	$13,022
Equity securities, at fair value (cost: 2022—$4,167; 2021—$4,121)	10,675	11,315
Other invested assets	348	329
Total investments	23,399	24,666
Cash and cash equivalents	987	1,139
Investment income receivable	147	144
Finance receivable	92	98
Premiums receivable	2,248	2,053
Reinsurance recoverable	556	570
Prepaid reinsurance premiums	79	78
Deferred policy acquisition costs	979	905
Land, building and equipment, net, for company use (accumulated depreciation: 2022—$309; 2021—$303)	203	205
Other assets	657	570
Separate accounts	903	959
Total assets	$30,250	$31,387

Liabilities
Insurance reserves
Loss and loss expense reserves	$7,366	$7,305
Life policy and investment contract reserves	3,027	3,014
Unearned premiums	3,560	3,271
Other liabilities	952	1,092
Deferred income tax	1,460	1,744
Note payable	49	54
Long-term debt and lease obligations	841	843
Separate accounts	903	959
Total liabilities	18,158	18,282

Commitments and contingent liabilities (Note 12)

Shareholders' Equity
Common stock, par value—$2 per share; (authorized: 2022 and 2021—500 million shares; issued: 2022 and 2021—198.3 million shares)	397	397
Paid-in capital	1,354	1,356
Retained earnings	12,241	12,625
Accumulated other comprehensive income	59	648
Treasury stock at cost (2022—38.0 million shares and 2021—38.0 million shares)	(1,959)	(1,921)
Total shareholders' equity	12,092	13,105
Total liabilities and shareholders' equity	$30,250	$31,387

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation First-Quarter 2022 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Income

(Dollars in millions, except per share data)	Three months ended March 31,
	2022	2021
Revenues
Earned premiums	$1,690	$1,544
Investment income, net of expenses	185	174
Investment gains and losses, net	(666)	504
Fee revenues	4	3
Other revenues	2	2
Total revenues	1,215	2,227
Benefits and Expenses
Insurance losses and contract holders' benefits	1,039	1,003
Underwriting, acquisition and insurance expenses	519	439
Interest expense	13	13
Other operating expenses	4	4
Total benefits and expenses	1,575	1,459
Income (Loss) Before Income Taxes	(360)	768
Provision (Benefit) for Income Taxes
Current	41	36
Deferred	(128)	112
Total provision (benefit) for income taxes	(87)	148
Net Income (Loss)	$(273)	$620
Per Common Share
Net income (loss)—basic	$(1.70)	$3.85
Net income (loss)—diluted	(1.70)	3.82

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation First-Quarter 2022 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

(Dollars in millions)	Three months ended March 31,
	2022	2021
Net Income (Loss)	$(273)	$620
Other Comprehensive Income (Loss)
Change in unrealized gains and losses on investments, net of tax (benefit) of $(157) and $(41), respectively	(589)	(155)
Amortization of pension actuarial loss and prior service cost, net of tax of $0 and $1, respectively	—	3
Change in life deferred acquisition costs, life policy reserves and other, net of tax of $0 and $2, respectively	—	8
Other comprehensive income (loss)	(589)	(144)
Comprehensive Income (Loss)	$(862)	$476

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation First-Quarter 2022 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity

(Dollars in millions)	Three months ended March 31,
	2022	2021
Common Stock
Beginning of period	$397	$397
Share-based awards	—	—
End of period	397	397

Paid-In Capital
Beginning of period	1,356	1,328
Share-based awards	(14)	(16)
Share-based compensation	11	9
Other	1	1
End of period	1,354	1,322

Retained Earnings
Beginning of period	12,625	10,085
Net income (loss)	(273)	620
Dividends declared	(111)	(102)
End of period	12,241	10,603

Accumulated Other Comprehensive Income
Beginning of period	648	769
Other comprehensive loss	(589)	(144)
End of period	59	625

Treasury Stock
Beginning of period	(1,921)	(1,790)
Share-based awards	9	12
Shares acquired - share repurchase authorization	(45)	(28)
Shares acquired - share-based compensation plans	(2)	(3)
End of period	(1,959)	(1,809)

Total Shareholders' Equity	$12,092	$11,138

(In millions, except per common share)
Common Stock - Shares Outstanding
Beginning of period	160.3	160.9
Share-based awards	0.4	0.4
Shares acquired - share repurchase authorization	(0.4)	(0.3)
End of period	160.3	161.0

Dividends declared per common share	$0.69	$0.63

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation First-Quarter 2022 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

(Dollars in millions)	Three months ended March 31,
	2022	2021
Cash Flows From Operating Activities
Net income (loss)	$(273)	$620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29	23
Investment gains and losses, net	674	(501)
Share-based compensation	11	9
Interest credited to contract holders	12	11
Deferred income tax expense	(128)	112
Changes in:
Investment income receivable	(3)	2
Premiums and reinsurance receivable	(182)	(166)
Deferred policy acquisition costs	(68)	(49)
Other assets	(20)	(33)
Loss and loss expense reserves	61	204
Life policy and investment contract reserves	17	15
Unearned premiums	289	221
Other liabilities	(136)	(80)
Current income tax receivable/payable	(85)	(34)
Net cash provided by operating activities	198	354
Cash Flows From Investing Activities
Sale of fixed maturities	55	30
Call or maturity of fixed maturities	296	300
Sale of equity securities	56	65
Purchase of fixed maturities	(460)	(467)
Purchase of equity securities	(90)	(78)
Investment in finance receivables	(3)	(12)
Collection of finance receivables	9	8
Investment in building and equipment	(4)	(5)
Change in other invested assets, net	(21)	6
Net cash used in investing activities	(162)	(153)
Cash Flows From Financing Activities
Payment of cash dividends to shareholders	(99)	(95)
Shares acquired - share repurchase authorization	(45)	(28)
Changes in note payable	(5)	3
Proceeds from stock options exercised	4	4
Contract holders' funds deposited	18	27
Contract holders' funds withdrawn	(32)	(33)
Other	(29)	(32)
Net cash used in financing activities	(188)	(154)
Net change in cash and cash equivalents	(152)	47
Cash and cash equivalents at beginning of year	1,139	900
Cash and cash equivalents at end of period	$987	$947
Supplemental Disclosures of Cash Flow Information:
Income taxes paid	121	66
Noncash Activities
Equipment acquired under finance lease obligations	$2	$3
Share-based compensation	16	16
Other assets and other liabilities	10	44

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation First-Quarter 2022 10-Q

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

Our March 31, 2022, condensed consolidated financial statements are unaudited. We believe that we have made all adjustments, consisting only of normal recurring accruals, that are necessary for fair presentation. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our 2021 Annual Report on Form 10-K. The results of operations for interim periods do not necessarily indicate results to be expected for the full year.

The company continues to monitor the impact of the coronavirus (SARS-CoV-2 or COVID-19) pandemic outbreak. The company cannot predict the impact the pandemic will have on its future consolidated financial position, results of operations and cash flows, however the impact could be material.

Pending Accounting Updates
ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts
In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. ASU 2018-12 requires changes to the measurement and disclosure of long-duration insurance contracts. In November 2020, the FASB issued an ASU that delayed the effective date of ASU 2018-12 to interim and annual reporting periods beginning after December 15, 2022. We plan to adopt these ASUs on a modified retrospective basis on January 1, 2023, with a transition date of January 1, 2021.

Related to the company's term and whole life products included in life policy and investment contract reserves, the new guidance requires that cash flow assumptions be reviewed at least annually to determine any necessary updates. Additionally, the discount rate assumption is required to be updated quarterly based on upper-medium grade fixed-income instrument yields (market value discount rates). The life policy and investment contract reserves balance is adjusted through insurance losses and contract holders' benefits for cash flow assumption updates and through accumulated other comprehensive income (AOCI) for discount rate updates.

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

Management has identified that the requirement to measure term and whole life policy reserves using updated discount rates is expected to have a material impact on shareholders' equity, through an increase to life policy and investment contract reserves and a decrease to AOCI, at the transition date. The company is in the process of addressing necessary implementation-related items, including modifications to reporting and analysis capabilities as well as actuarial systems and associated data processes. Further, the company continues to refine its accounting policy decisions associated with the new guidance. Additional impacts of these ASUs on our company's consolidated financial position, results of operations and cash flows are being further evaluated by management.

Cincinnati Financial Corporation First-Quarter 2022 10-Q

NOTE 2 – Investments
The following table provides amortized cost, gross unrealized gains, gross unrealized losses and fair value for our fixed-maturity securities:

(Dollars in millions)	Amortized cost	Gross unrealized		Fair value
At March 31, 2022		gains	losses
Fixed maturity securities:
Corporate	$7,131	$184	$166	$7,149
States, municipalities and political subdivisions	4,780	106	76	4,810
Commercial mortgage-backed	267	1	2	266
United States government	113	—	1	112
Foreign government	25	—	—	25
Government-sponsored enterprises	14	—	—	14
Total	$12,330	$291	$245	$12,376
At December 31, 2021
Fixed maturity securities:
Corporate	$7,043	$467	$13	$7,497
States, municipalities and political subdivisions	4,768	330	3	5,095
Commercial mortgage-backed	264	9	—	273
United States government	121	2	—	123
Foreign government	26	—	—	26
Government-sponsored enterprises	8	—	—	8
Total	$12,230	$808	$16	$13,022

The decrease in net unrealized investment gains in our fixed-maturity portfolio at March 31, 2022, is primarily due to an increase in U.S. Treasury yields and a widening of corporate credit spreads. Our commercial mortgage-backed securities had an average rating of Aa2/AA at March 31, 2022, and December 31, 2021.

Cincinnati Financial Corporation First-Quarter 2022 10-Q

The table below provides fair values and gross unrealized losses by investment category and by the duration of the securities' continuous unrealized loss positions:

(Dollars in millions)	Less than 12 months		12 months or more		Total
At March 31, 2022	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
Corporate	$2,603	$157	$78	$9	$2,681	$166
States, municipalities and political subdivisions	977	72	21	4	998	76
Commercial mortgage-backed	128	2	10	—	138	2
United States government	72	1	—	—	72	1
Foreign government	7	—	—	—	7	—
Government-sponsored enterprises	10	—	3	—	13	—
Total	$3,797	$232	$112	$13	$3,909	$245
At December 31, 2021
Fixed maturity securities:
Corporate	$861	$13	$15	$—	$876	$13
States, municipalities and political subdivisions	105	2	2	1	107	3
Commercial mortgage-backed	10	—	11	—	21	—
United States government	48	—	—	—	48	—
Foreign government	16	—	—	—	16	—
Government-sponsored enterprises	7	—	—	—	7	—
Total	$1,047	$15	$28	$1	$1,075	$16

Contractual maturity dates for fixed-maturities securities were:

(Dollars in millions)	Amortized cost	Fair value	% of fair value
At March 31, 2022
Maturity dates:
Due in one year or less	$686	$690	5.6%
Due after one year through five years	3,636	3,690	29.8
Due after five years through ten years	3,460	3,525	28.5
Due after ten years	4,548	4,471	36.1
Total	$12,330	$12,376	100.0%

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Cincinnati Financial Corporation First-Quarter 2022 10-Q

The following table provides investment income and investment gains and losses, net:

(Dollars in millions)	Three months ended March 31,
	2022	2021
Investment income:
Interest	$123	$118
Dividends	65	58
Other	1	2
Total	189	178
Less investment expenses	4	4
Total	$185	$174

Investment gains and losses, net:
Equity securities:
Investment gains and losses on securities sold, net	$8	$4
Unrealized gains and losses on securities still held, net	(683)	487
Subtotal	(675)	491
Fixed maturities:
Gross realized gains	4	3
Gross realized losses	(1)	—
Subtotal	3	3

Other	6	10
Total	$(666)	$504

The fair value of our equity portfolio was $10.675 billion and $11.315 billion at March 31, 2022, and December 31, 2021, respectively. At March 31, 2022, and December 31, 2021, Apple Inc. (Nasdaq:AAPL), an equity holding, was our largest single investment holding with a fair value of $848 million and $862 million, which was 8.3% and 7.9% of our publicly traded common equities portfolio and 3.7% and 3.5% of the total investment portfolio, respectively.

At March 31, 2022, and December 31, 2021, the allowance for credit losses, including changes in the amount during each period, was less than $1 million. During the three months ended March 31, 2022, there was one fixed-maturity security that was written down to fair value due to an intention to be sold resulting in an impairment charge of less than $1 million. During the three months ended March 31, 2021, there were no fixed-maturity securities that were written down to fair value due to an intention to be sold.

At March 31, 2022, 1,377 fixed-maturity securities with a total unrealized loss of $245 million were in an unrealized loss position. Of that total, no fixed-maturity securities had fair values below 70% of amortized cost. At December 31, 2021, 278 fixed-maturity securities with a total unrealized loss of $16 million were in an unrealized loss position. Of that total, no fixed-maturity securities had fair values below 70% of amortized cost.

Cincinnati Financial Corporation First-Quarter 2022 10-Q

NOTE 3 – Fair Value Measurements
In accordance with accounting guidance for fair value measurements and disclosures, we categorized our financial instruments, based on the priority of the observable and market-based data for the valuation technique used, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices with readily available independent data in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable market inputs (Level 3). When various inputs for measurement fall within different levels of the fair value hierarchy, the lowest observable input that has a significant impact on fair value measurement is used. Our valuation techniques have not changed from those used at December 31, 2021, and ultimately management determines fair value. See our 2021 Annual Report on Form 10-K, Item 8, Note 3, Fair Value Measurements, Page 137, for information on characteristics and valuation techniques used in determining fair value.

Fair Value Disclosures for Assets
The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis at March 31, 2022, and December 31, 2021. We do not have any liabilities carried at fair value.

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At March 31, 2022
Fixed maturities, available for sale:
Corporate	$—	$7,149	$—	$7,149
States, municipalities and political subdivisions	—	4,810	—	4,810
Commercial mortgage-backed	—	266	—	266
United States government	112	—	—	112
Foreign government	—	25	—	25
Government-sponsored enterprises	—	14	—	14
Subtotal	112	12,264	—	12,376
Common equities	10,245	—	—	10,245
Nonredeemable preferred equities	—	430	—	430
Separate accounts taxable fixed maturities	—	887	—	887
Top Hat savings plan mutual funds and common equity (included in Other assets)	70	—	—	70
Total	$10,427	$13,581	$—	$24,008

At December 31, 2021
Fixed maturities, available for sale:
Corporate	$—	$7,497	$—	$7,497
States, municipalities and political subdivisions	—	5,095	—	5,095
Commercial mortgage-backed	—	273	—	273
United States government	123	—	—	123
Foreign government	—	26	—	26
Government-sponsored enterprises	—	8	—	8
Subtotal	123	12,899	—	13,022
Common equities	10,862	—	—	10,862
Nonredeemable preferred equities	—	453	—	453
Separate accounts taxable fixed maturities	—	948	—	948
Top Hat savings plan mutual funds and common equity (included in Other assets)	64	—	—	64
Total	$11,049	$14,300	$—	$25,349

Cincinnati Financial Corporation First-Quarter 2022 10-Q

We also held Level 1 cash and cash equivalents of $987 million and $1.139 billion at March 31, 2022, and December 31, 2021, respectively.

Fair Value Disclosures for Assets and Liabilities Not Carried at Fair Value
The disclosures below are presented to provide information about the effects of current market conditions on financial instruments that are not reported at fair value in our condensed consolidated financial statements.

This table summarizes the book value and principal amounts of our long-term debt:

(Dollars in millions)			Book value		Principal amount
Interest rate	Year of issue		March 31,	December 31,	March 31,	December 31,
			2022	2021	2022	2021
6.900%	1998	Senior debentures, due 2028	$27	$27	$28	$28
6.920%	2005	Senior debentures, due 2028	391	391	391	391
6.125%	2004	Senior notes, due 2034	371	371	374	374
Total			$789	$789	$793	$793

The following table shows fair values of our note payable and long-term debt:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At March 31, 2022
Note payable	$—	$49	$—	$49
6.900% senior debentures, due 2028	—	32	—	32
6.920% senior debentures, due 2028	—	466	—	466
6.125% senior notes, due 2034	—	462	—	462
Total	$—	$1,009	$—	$1,009

At December 31, 2021
Note payable	$—	$54	$—	$54
6.900% senior debentures, due 2028	—	34	—	34
6.920% senior debentures, due 2028	—	501	—	501
6.125% senior notes, due 2034	—	510	—	510
Total	$—	$1,099	$—	$1,099

Cincinnati Financial Corporation First-Quarter 2022 10-Q

The following table shows the fair value of our life policy loans included in other invested assets and the fair values of our deferred annuities and structured settlements included in life policy and investment contract reserves:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At March 31, 2022
Life policy loans	$—	$—	$40	$40

Deferred annuities	—	—	704	704
Structured settlements	—	177	—	177
Total	$—	$177	$704	$881

At December 31, 2021
Life policy loans	$—	$—	$44	$44

Deferred annuities	—	—	778	778
Structured settlements	—	201	—	201
Total	$—	$201	$778	$979

Outstanding principal and interest for these life policy loans totaled $30 million and $31 million at March 31, 2022, and December 31, 2021, respectively.

Recorded reserves for the deferred annuities were $757 million and $762 million at March 31, 2022, and December 31, 2021, respectively. Recorded reserves for the structured settlements were $135 million and $136 million at March 31, 2022, and December 31, 2021, respectively.

Cincinnati Financial Corporation First-Quarter 2022 10-Q

NOTE 4 – Property Casualty Loss and Loss Expenses
This table summarizes activity for our consolidated property casualty loss and loss expense reserves:

(Dollars in millions)	Three months ended March 31,
	2022	2021
Gross loss and loss expense reserves, beginning of period	$7,229	$6,677
Less reinsurance recoverable	327	277
Net loss and loss expense reserves, beginning of period	6,902	6,400
Net incurred loss and loss expenses related to:
Current accident year	997	1,033
Prior accident years	(41)	(110)
Total incurred	956	923
Net paid loss and loss expenses related to:
Current accident year	169	143
Prior accident years	721	562
Total paid	890	705
Net loss and loss expense reserves, end of period	6,968	6,618
Plus reinsurance recoverable	319	262
Gross loss and loss expense reserves, end of period	$7,287	$6,880

We use actuarial methods, models and judgment to estimate, as of a financial statement date, the property casualty loss and loss expense reserves required to pay for and settle all outstanding insured claims, including incurred but not reported (IBNR) claims, as of that date. The actuarial estimate is subject to review and adjustment by an inter-departmental committee that includes actuarial, claims, underwriting, loss prevention and accounting management. This committee is familiar with relevant company and industry business, claims and underwriting trends, as well as general economic and legal trends that could affect future loss and loss expense payments. The amount we will actually have to pay for claims can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate. The reserve for loss and loss expenses in the condensed consolidated balance sheets also included $79 million at March 31, 2022, and $70 million at March 31, 2021, for certain life and health loss and loss expense reserves.

For the three months ended March 31, 2022, we experienced $41 million of favorable development on prior accident years, including $18 million of favorable development in commercial lines, $34 million of favorable development in personal lines and $5 million of favorable development in excess and surplus lines. Within commercial lines, we recognized favorable reserve development of $10 million for the workers' compensation line and $6 million for the commercial auto line due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. Within personal lines, we recognized favorable development of $31 million for the homeowner line.

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

Cincinnati Financial Corporation First-Quarter 2022 10-Q

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

This table summarizes our life policy and investment contract reserves:

(Dollars in millions)	March 31, 2022	December 31, 2021
Life policy reserves:
Ordinary/traditional life	$1,395	$1,376
Other	52	52
Subtotal	1,447	1,428
Investment contract reserves:
Deferred annuities	757	762
Universal life	680	679
Structured settlements	135	136
Other	8	9
Subtotal	1,580	1,586
Total life policy and investment contract reserves	$3,027	$3,014

Cincinnati Financial Corporation First-Quarter 2022 10-Q

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

(Dollars in millions)	Three months ended March 31,
	2022	2021
Property casualty:
Deferred policy acquisition costs asset, beginning of period	$602	$542
Capitalized deferred policy acquisition costs	364	312
Amortized deferred policy acquisition costs	(301)	(268)
Deferred policy acquisition costs asset, end of period	$665	$586

Life:
Deferred policy acquisition costs asset, beginning of period	$303	$263
Capitalized deferred policy acquisition costs	15	14
Amortized deferred policy acquisition costs	(10)	(9)
Shadow deferred policy acquisition costs	6	26
Deferred policy acquisition costs asset, end of period	$314	$294

Consolidated:
Deferred policy acquisition costs asset, beginning of period	$905	$805
Capitalized deferred policy acquisition costs	379	326
Amortized deferred policy acquisition costs	(311)	(277)
Shadow deferred policy acquisition costs	6	26
Deferred policy acquisition costs asset, end of period	$979	$880

No premium deficiencies were recorded in the condensed consolidated statements of income, as the sum of the anticipated loss and loss expenses, policyholder dividends and unamortized deferred acquisition expenses did not exceed the related unearned premiums and anticipated investment income.

Cincinnati Financial Corporation First-Quarter 2022 10-Q

NOTE 7 – Accumulated Other Comprehensive Income
Accumulated other comprehensive income (AOCI) includes changes in unrealized gains and losses on investments, changes in pension obligations and changes in life deferred acquisition costs, life policy reserves and other as follows:

(Dollars in millions)	Three months ended March 31,
	2022			2021
	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, beginning of period	$792	$165	$627	$1,026	$215	$811
OCI before investment gains and losses, net, recognized in net income	(743)	(157)	(586)	(193)	(41)	(152)
Investment gains and losses, net, recognized in net income	(3)	—	(3)	(3)	—	(3)
OCI	(746)	(157)	(589)	(196)	(41)	(155)
AOCI, end of period	$46	$8	$38	$830	$174	$656

Pension obligations:
AOCI, beginning of period	$27	$7	$20	$(41)	$(7)	$(34)
OCI excluding amortization recognized in net income	—	—	—	2	1	1
Amortization recognized in net income	—	—	—	2	—	2
OCI	—	—	—	4	1	3
AOCI, end of period	$27	$7	$20	$(37)	$(6)	$(31)

Life deferred acquisition costs, life policy reserves and other:
AOCI, beginning of period	$1	$—	$1	$(10)	$(2)	$(8)
OCI before investment gains and losses, net, recognized in net income	—	—	—	10	2	8
Investment gains and losses, net, recognized in net income	—	—	—	—	—	—
OCI	—	—	—	10	2	8
AOCI, end of period	$1	$—	$1	$—	$—	$—

Summary of AOCI:
AOCI, beginning of period	$820	$172	$648	$975	$206	$769
Investments OCI	(746)	(157)	(589)	(196)	(41)	(155)
Pension obligations OCI	—	—	—	4	1	3
Life deferred acquisition costs, life policy reserves and other OCI	—	—	—	10	2	8
Total OCI	(746)	(157)	(589)	(182)	(38)	(144)
AOCI, end of period	$74	$15	$59	$793	$168	$625

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

Cincinnati Financial Corporation First-Quarter 2022 10-Q

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

The table below summarizes our consolidated property casualty insurance net written premiums, earned premiums and incurred loss and loss expenses:

(Dollars in millions)	Three months ended March 31,
	2022	2021
Direct written premiums	$1,703	$1,545
Assumed written premiums	263	205
Ceded written premiums	(67)	(57)
Net written premiums	$1,899	$1,693

Direct earned premiums	$1,561	$1,429
Assumed earned premiums	121	101
Ceded earned premiums	(64)	(55)
Earned premiums	$1,618	$1,475

Direct incurred loss and loss expenses	$895	$868
Assumed incurred loss and loss expenses	73	78
Ceded incurred loss and loss expenses	(12)	(23)
Incurred loss and loss expenses	$956	$923

Our life insurance company purchases reinsurance for protection of a portion of the risks that are written. Primary components of our life reinsurance program include individual mortality coverage, aggregate catastrophe and accidental death coverage in excess of certain deductibles.

Cincinnati Financial Corporation First-Quarter 2022 10-Q

The table below summarizes our consolidated life insurance earned premiums and contract holders' benefits incurred:

(Dollars in millions)	Three months ended March 31,
	2022	2021
Direct earned premiums	$90	$87
Ceded earned premiums	(18)	(18)
Earned premiums	$72	$69

Direct contract holders' benefits incurred	114	107
Ceded contract holders' benefits incurred	(31)	(27)
Contract holders' benefits incurred	$83	$80

The ceded benefits incurred can vary depending on the type of life insurance policy held and the year the policy was issued.

At March 31, 2022, and December 31, 2021, the allowance for uncollectible property casualty premiums was $14 million. At March 31, 2022, and December 31, 2021, the allowances for credit losses on other premiums receivable and recoverable assets were immaterial.
Cincinnati Financial Corporation First-Quarter 2022 10-Q

NOTE 9 – Income Taxes
The differences between the 21% statutory federal income tax rate and our effective income tax rate were as follows:

(Dollars in millions)	Three months ended March 31,
	2022		2021
Tax at statutory rate:	$(76)	21.0%	$161	21.0%
Increase (decrease) resulting from:
Tax-exempt income from municipal bonds	(5)	1.4	(5)	(0.7)
Dividend received exclusion	(5)	1.4	(5)	(0.7)
Other	(1)	0.4	(3)	(0.3)
Provision (benefit) for income taxes	$(87)	24.2%	$148	19.3%

The provision (benefit) for federal income taxes is based upon filing a consolidated income tax return for the company and its domestic subsidiaries.

We continue to believe that after considering all positive and negative evidence of taxable income in the carryback and carryforward periods as permitted by law, it is more likely than not that all of the deferred tax assets on our U.S. domestic operations will be realized. As a result, we have no valuation allowance for our U.S. domestic operations at March 31, 2022, and December 31, 2021. As more fully discussed below, we do carry a valuation allowance on the deferred tax assets related to Cincinnati Global Underwriting Ltd.SM (Cincinnati Global).

Unrecognized Tax Benefits
At March 31, 2022, and December 31, 2021, we had a gross unrecognized tax benefit of $34 million. There were no changes to this amount during the first quarter of 2022. It is reasonably possible that within the next 12 months, our unrecognized tax benefit could change when the IRS completes its examination of the tax year ended December 31, 2018.

Cincinnati Global
As a result of operations for the three months ended March 31, 2022, Cincinnati Global decreased its net deferred tax assets by $3 million with an offsetting decrease of $3 million to the valuation allowance. At March 31, 2022, Cincinnati Global had a net deferred tax asset of $50 million and an offsetting valuation allowance of $50 million.

Deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized. After considering all positive and negative evidence, we continue to believe it is appropriate to carry a valuation allowance at March 31, 2022.

At March 31, 2022, and December 31, 2021, Cincinnati Global had operating loss carryforwards in the United States of $6 million and $8 million, respectively, and in the United Kingdom of $130 million for both periods. These Cincinnati Global losses can only be utilized within the Cincinnati Global group in both the United States and in the United Kingdom and cannot offset the income of our domestic operations in the United States.

Cincinnati Financial Corporation First-Quarter 2022 10-Q

NOTE 10 – Net Income (Loss) Per Common Share
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are computed based on the weighted average number of common and dilutive potential common shares outstanding using the treasury stock method. The table shows calculations for basic and diluted earnings per share:

(In millions, except per share data)	Three months ended March 31,
	2022	2021
Numerator:
Net income (loss)—basic and diluted	$(273)	$620
Denominator:
Basic weighted-average common shares outstanding	160.4	161.0
Effect of share-based awards:
Stock options	—	0.9
Nonvested shares	—	0.6
Diluted weighted-average shares	160.4	162.5
Earnings (loss) per share:
Basic	$(1.70)	$3.85
Diluted	$(1.70)	$3.82
Number of anti-dilutive share-based awards	2.3	1.0

In accordance with Accounting Standards Codification 260, Earnings per Share, the assumed exercise of share-based awards were excluded from the computation of diluted loss per share for the three months ended March 31, 2022. See our 2021 Annual Report on Form 10-K, Item 8, Note 17, Share-Based Associate Compensation Plans, Page 169, for information about share-based awards. The above table shows the number of anti-dilutive share-based awards for the three months ended March 31, 2022 and 2021. These share-based awards were not included in the computation of net income (loss) per common share (diluted) because their exercise would have anti-dilutive effects.

NOTE 11 – Employee Retirement Benefits
The following summarizes the components of net periodic (benefit) cost for our qualified and supplemental pension plans:

(Dollars in millions)	Three months ended March 31,
	2022	2021
Service cost	$2	$2
Non-service (benefit) costs:
Interest cost	3	2
Expected return on plan assets	(6)	(5)
Amortization of actuarial loss and prior service cost	—	2
Other	—	2
Total non-service (benefit) cost	(3)	1
Net periodic (benefit) cost	$(1)	$3

See our 2021 Annual Report on Form 10-K, Item 8, Note 13, Employee Retirement Benefits, Page 162, for information on our retirement benefits. Service costs and non-service costs (benefit) are allocated in the same proportion primarily to the underwriting, acquisition and insurance expenses line item with the remainder allocated to the insurance losses and contract holders' benefits line item on the condensed consolidated statements of income for both 2022 and 2021.

Cincinnati Financial Corporation First-Quarter 2022 10-Q

We made matching contributions totaling $8 million and $6 million to our 401(k) and Top Hat savings plans during the first quarter of 2022 and 2021, respectively.

We made no contributions to our qualified pension plan during the first three months of 2022.

NOTE 12 – Commitments and Contingent Liabilities
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
Cincinnati Financial Corporation First-Quarter 2022 10-Q

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
•Commercial lines insurance
•Personal lines insurance
•Excess and surplus lines insurance
•Life insurance
•Investments

We report as Other the noninvestment operations of the parent company and its noninsurer subsidiary, CFC Investment Company. We also report as Other the underwriting results of Cincinnati Re and Cincinnati Global. See our 2021 Annual Report on Form 10-K, Item 8, Note 18, Segment Information, Page 172, for a description of revenue, income or loss before income taxes and identifiable assets for each of the five segments.

Cincinnati Financial Corporation First-Quarter 2022 10-Q

Segment information is summarized in the following table:

(Dollars in millions)	Three months ended March 31,
	2022	2021
Revenues:
Commercial lines insurance
Commercial casualty	$336	$303
Commercial property	274	253
Commercial auto	205	193
Workers' compensation	67	67
Other commercial	80	70
Commercial lines insurance premiums	962	886
Fee revenues	1	1
Total commercial lines insurance	963	887

Personal lines insurance
Personal auto	152	152
Homeowner	195	174
Other personal	55	50
Personal lines insurance premiums	402	376
Fee revenues	1	1
Total personal lines insurance	403	377

Excess and surplus lines insurance	112	89
Fee revenues	1	—
Total excess and surplus lines insurance	113	89

Life insurance premiums	72	69
Fee revenues	1	1
Total life insurance	73	70

Investments
Investment income, net of expenses	185	174
Investment gains and losses, net	(666)	504
Total investment revenue	(481)	678

Other
Premiums	142	124
Other	2	2
Total other revenues	144	126
Total revenues	$1,215	$2,227

Income (loss) before income taxes:
Insurance underwriting results
Commercial lines insurance	$76	$130
Personal lines insurance	65	(3)
Excess and surplus lines insurance	16	8
Life insurance	(2)	(2)
Investments	(508)	652
Other	(7)	(17)
Total income (loss) before income taxes	$(360)	$768

Identifiable assets:	March 31, 2022	December 31, 2021
Property casualty insurance	$4,607	$4,421
Life insurance	1,577	1,590
Investments	23,201	24,481
Other	865	895
Total	$30,250	$31,387

Cincinnati Financial Corporation First-Quarter 2022 10-Q

Item 2.    Management’s Discussion and Analysis of Financial Condition and
        Results of Operations
The following discussion highlights significant factors influencing the condensed consolidated results of operations and financial position of Cincinnati Financial Corporation. It should be read in conjunction with the consolidated financial statements and related notes included in our 2021 Annual Report on Form 10-K. Unless otherwise noted, the industry data is prepared by A.M. Best Co., a leading insurance industry statistical, analytical and financial strength rating organization. Information from A.M. Best is presented on a statutory basis for insurance company regulation in the United States of America. When we provide our results on a comparable statutory basis, we label it as such; all other company data is presented in accordance with accounting principles generally accepted in the United States of America (GAAP).

We present per share data on a diluted basis unless otherwise noted, adjusting those amounts for all stock splits and dividends. Dollar amounts are rounded to millions; calculations of percent changes are based on dollar amounts rounded to the nearest million. Certain percentage changes are identified as not meaningful (nm).

SAFE HARBOR STATEMENT
This is our “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995. Our business is subject to certain risks and uncertainties that may cause actual results to differ materially from those suggested by the forward-looking statements in this report. Some of those risks and uncertainties are discussed in our 2021 Annual Report on Form 10-K, Item 1A, Risk Factors, Page 32.
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
◦The continuing duration of the pandemic and governmental actions to limit the spread of the virus that may produce additional economic losses
◦The number of policyholders that will ultimately submit claims or file lawsuits
◦The lack of submitted proofs of loss for allegedly covered claims
◦Judicial rulings in similar litigation involving other companies in the insurance industry
◦Differences in state laws and developing case law
◦Litigation trends, including varying legal theories advanced by policyholders
◦Whether and to what degree any class of policyholders may be certified
◦The inherent unpredictability of litigation
•Unusually high levels of catastrophe losses due to risk concentrations, changes in weather patterns (whether as a result of global climate change or otherwise), environmental events, terrorism incidents, cyberattacks, civil unrest or other causes
•Increased frequency and/or severity of claims or development of claims that are unforeseen at the time of policy issuance, due to inflationary trends or other causes
•Inadequate estimates or assumptions, or reliance on third-party data used for critical accounting estimates
•Declines in overall stock market values negatively affecting our equity portfolio and book value
Cincinnati Financial Corporation First-Quarter 2022 10-Q

•Prolonged low interest rate environment or other factors that limit our ability to generate growth in investment income or interest rate fluctuations that result in declining values of fixed-maturity investments, including declines in accounts in which we hold bank-owned life insurance contract assets
•Domestic and global events, such as Russia's invasion of Ukraine, resulting in capital market or credit market uncertainty, followed by prolonged periods of economic instability or recession, that lead to:
◦Significant or prolonged decline in the fair value of a particular security or group of securities and impairment of the asset(s)
◦Significant decline in investment income due to reduced or eliminated dividend payouts from a particular security or group of securities
◦Significant rise in losses from surety or director and officer policies written for financial institutions or other insured entities
•Our inability to manage Cincinnati Global or other subsidiaries to produce related business opportunities and growth prospects for our ongoing operations
•Recession, prolonged elevated inflation or other economic conditions resulting in lower demand for insurance products or increased payment delinquencies
•Ineffective information technology systems or discontinuing to develop and implement improvements in technology may impact our success and profitability
•Difficulties with technology or data security breaches, including cyberattacks, that could negatively affect our or our agents' ability to conduct business; disrupt our relationships with agents, policyholders and others; cause reputational damage, mitigation expenses and data loss and expose us to liability under federal and state laws
•Difficulties with our operations and technology that may negatively impact our ability to conduct business, including cloud-based data information storage, data security, cyberattacks, remote working capabilities, and/or outsourcing relationships and third-party operations and data security
•Disruption of the insurance market caused by technology innovations such as driverless cars that could decrease consumer demand for insurance products
•Delays, inadequate data developed internally or from third parties, or performance inadequacies from ongoing development and implementation of underwriting and pricing methods, including telematics and other usage-based insurance methods, or technology projects and enhancements expected to increase our pricing accuracy, underwriting profit and competitiveness
•Intense competition, and the impact of innovation, technological change and changing customer preferences on the insurance industry and the markets in which we operate, could harm our ability to maintain or increase our ability to maintain or increase our business volumes and profitability
•Changing consumer insurance-buying habits and consolidation of independent insurance agencies could alter our competitive advantages
•Inability to obtain adequate ceded reinsurance on acceptable terms, amount of reinsurance coverage purchased, financial strength of reinsurers and the potential for nonpayment or delay in payment by reinsurers
•Inability to defer policy acquisition costs for any business segment if pricing and loss trends would lead management to conclude that segment could not achieve sustainable profitability
•Inability of our subsidiaries to pay dividends consistent with current or past levels
•Events or conditions that could weaken or harm our relationships with our independent agencies and hamper opportunities to add new agencies, resulting in limitations on our opportunities for growth, such as:
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
Cincinnati Financial Corporation First-Quarter 2022 10-Q

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
◦Limit our ability to set fair, adequate and reasonable rates
◦Place us at a disadvantage in the marketplace
◦Restrict our ability to execute our business model, including the way we compensate agents
•Adverse outcomes from litigation or administrative proceedings, including effects of social inflation on the size of litigation awards
•Events or actions, including unauthorized intentional circumvention of controls, that reduce our future ability to maintain effective internal control over financial reporting under the Sarbanes-Oxley Act of 2002
•Unforeseen departure of certain executive officers or other key employees due to retirement, health or other causes that could interrupt progress toward important strategic goals or diminish the effectiveness of certain longstanding relationships with insurance agents and others
•Our inability, or the inability of our independent agents, to attract and retain personnel in a competitve labor market, impacting the customer experience and altering our competitive advantages
•Events, such as an epidemic, natural catastrophe or terrorism, that could hamper our ability to assemble our workforce at our headquarters location or work effectively in a remote environment
Further, our insurance businesses are subject to the effects of changing social, global, economic and regulatory environments. Public and regulatory initiatives have included efforts to adversely influence and restrict premium rates, restrict the ability to cancel policies, impose underwriting standards and expand overall regulation. We also are subject to public and regulatory initiatives that can affect the market value for our common stock, such as measures affecting corporate financial reporting and governance. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

Cincinnati Financial Corporation First-Quarter 2022 10-Q

CORPORATE FINANCIAL HIGHLIGHTS
Net Income and Comprehensive Income Data

(Dollars in millions, except per share data)	Three months ended March 31,
	2022	2021	% Change
Earned premiums	$1,690	$1,544	9
Investment income, net of expenses (pretax)	185	174	6
Investment gains and losses, net (pretax)	(666)	504	nm
Total revenues	1,215	2,227	(45)
Net income (loss)	(273)	620	nm
Comprehensive income (loss)	(862)	476	nm
Net income (loss) per share—diluted	(1.70)	3.82	nm
Cash dividends declared per share	0.69	0.63	10
Diluted weighted average shares outstanding	160.4	162.5	(1)

Total revenues decreased 45% for the first quarter of 2022, compared with the first quarter of 2021, as a reduction in net investment gains offset increases in earned premiums and investment income. Premium and investment revenue trends are discussed further in the respective sections of Financial Results.

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

The net loss for the first quarter of 2022, compared with first-quarter 2021 net income, was a change of $893 million, including a decrease of $924 million in after-tax net investment gains that offset increases of $25 million in after-tax property casualty underwriting income and $9 million in after-tax investment income. Catastrophe losses for the first quarter of 2022, mostly weather related, were $98 million lower after taxes and favorably affected both net income and property casualty underwriting income. Life insurance segment results on a pretax basis matched first-quarter 2021.

During the first three months of 2022, SARS-CoV-2, also known as COVID-19 and recognized as a pandemic by the World Health Organization, continued to cause various effects in parts of the world. We believe it did not have a significant effect on our premium revenues during the first three months of 2022 and there were no material changes to our estimates for incurred losses and expenses related to the pandemic.

Performance by segment is discussed below in Financial Results. As discussed in our 2021 Annual Report on Form 10-K, Item 7, Executive Summary, Page 47, there are several reasons why our performance during 2022 may be below our long-term targets.

The board of directors is committed to rewarding shareholders directly through cash dividends and through share repurchase authorizations. Through 2021, the company had increased the annual cash dividend rate for 61 consecutive years, a record we believe is matched by only seven other U.S. publicly traded companies. In January 2022, the board of directors increased the regular quarterly dividend to 69 cents per share, setting the stage for our 62nd consecutive year of increasing cash dividends. During the first three months of 2022, cash dividends declared by the company increased 10% compared with the same period of 2021. Our board regularly evaluates relevant factors in decisions related to dividends and share repurchases. The 2022 dividend increase reflected our strong operating performance and signaled management's and the board's positive outlook and confidence in our outstanding capital, liquidity and financial flexibility.

Cincinnati Financial Corporation First-Quarter 2022 10-Q

Balance Sheet Data and Performance Measures

(Dollars in millions, except share data)	At March 31,	At December 31,
	2022	2021
Total investments	$23,399	$24,666
Total assets	30,250	31,387
Short-term debt	49	54
Long-term debt	789	789
Shareholders' equity	12,092	13,105
Book value per share	75.43	81.72
Debt-to-total-capital ratio	6.5%	6.0%

Total assets at March 31, 2022, decreased 4% compared with year-end 2021, and included a 5% decrease in total investments that reflected net purchases that were offset by lower fair values for many securities in our portfolio. Shareholders' equity decreased 8% and book value per share also decreased 8% during the first three months of 2022. Our debt-to-total-capital ratio (capital is the sum of debt plus shareholders' equity) increased compared with year-end 2021.

Our value creation ratio is our primary performance metric. That ratio was negative 6.9% for the first three months of 2022, and was less than the same period in 2021 due to a reduction in overall net gains from our investment portfolio. The $6.29 decrease in book value per share during the first three months of 2022 contributed negative 7.7 percentage points to the value creation ratio, while dividends declared at $0.69 per share contributed positive 0.8 points. Value creation ratios by major components and in total, along with calculations from per-share amounts, are shown in the tables below.

	Three months ended March 31,
	2022	2021
Value creation ratio major components:
Net income before investment gains	1.9%	2.1%
Change in fixed-maturity securities, realized and unrealized gains	(4.5)	(1.4)
Change in equity securities, investment gains	(4.1)	3.6
Other	(0.2)	(0.2)
Value creation ratio	(6.9)%	4.1%

Cincinnati Financial Corporation First-Quarter 2022 10-Q

(Dollars are per share)	Three months ended March 31,
	2022	2021
Value creation ratio:
End of period book value*	$75.43	$69.16
Less beginning of period book value	81.72	67.04
Change in book value	(6.29)	2.12
Dividend declared to shareholders	0.69	0.63
Total value creation	$(5.60)	$2.75

Value creation ratio from change in book value**	(7.7)%	3.2%
Value creation ratio from dividends declared to shareholders***	0.8	0.9
Value creation ratio	(6.9)%	4.1%

* Book value per share is calculated by dividing end of period total shareholders' equity by end of period shares outstanding
** Change in book value divided by the beginning of period book value
*** Dividend declared to shareholders divided by beginning of period book value

DRIVERS OF LONG-TERM VALUE CREATION
Operating through The Cincinnati Insurance Company, Cincinnati Financial Corporation is one of the 25 largest property casualty insurers in the nation, based on 2021 net written premiums for approximately 2,000 U.S. stock and mutual insurer groups. We market our insurance products through a select group of independent insurance agencies as discussed in our 2021 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 6. At March 31, 2022, we actively marketed through 1,946 agencies located in 46 states. We maintain a long-term perspective that guides us in addressing immediate challenges or opportunities while focusing on the major decisions that best position our company for success through all market cycles.

To measure our long-term progress in creating shareholder value, our value creation ratio is our primary financial performance target. As discussed in our 2021 Annual Report on Form 10-K, Item 7, Executive Summary, Page 47, management believes this measure is a meaningful indicator of our long-term progress in creating shareholder value and has three primary performance drivers:

•Premium growth – We believe our agency relationships and initiatives can lead to a property casualty written premium growth rate over any five-year period that exceeds the industry average. For the first three months of 2022, our consolidated property casualty net written premium year-over-year growth was 12%. As of February 2022, A.M. Best projected the industry's full-year 2022 written premium growth at approximately 6%. For the five-year period 2017 through 2021, our growth rate exceeded that of the industry. The industry's growth rate excludes its mortgage and financial guaranty lines of business.
•Combined ratio – We believe our underwriting philosophy and initiatives can generate a GAAP combined ratio over any five-year period that is consistently within the range of 95% to 100%. For the first three months of 2022, our GAAP combined ratio was 89.9%, including 3.1 percentage points of current accident year catastrophe losses partially offset by 2.5 percentage points of favorable loss reserve development on prior accident years. Our statutory combined ratio was 88.0% for the first three months of 2022. As of February 2022, A.M. Best projected the industry's full-year 2022 statutory combined ratio at approximately 101%, including approximately 7 percentage points of catastrophe losses and less than 1 percentage point of loss reserve development on prior accident years. The industry's ratio again excludes its mortgage and financial guaranty lines of business.
•Investment contribution – We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year return of the Standard & Poor's 500 Index. For the first three months of 2022, pretax investment income was $185 million, up 6% compared with the same period in 2021. We believe our investment portfolio mix provides an appropriate balance of income stability and growth with capital appreciation potential.

Cincinnati Financial Corporation First-Quarter 2022 10-Q

Financial Strength
An important part of our long-term strategy is financial strength, which is described in our 2021 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Financial Strength, Page 8. One aspect of our financial strength is prudent use of reinsurance ceded to help manage financial performance variability due to catastrophe loss experience. A description of how we use reinsurance ceded is included in our 2021 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, 2022 Reinsurance Ceded Programs, Page 104. Another aspect of our financial strength is our investment portfolio, which remains well-diversified as discussed in this quarterly report in Item 3, Quantitative and Qualitative Disclosures About Market Risk. Our strong parent-company liquidity and financial strength increase our flexibility to maintain a cash dividend through all periods and to continue to invest in and expand our insurance operations.

At March 31, 2022, we held $4.777 billion of our cash and cash equivalents and invested assets at the parent-company level, of which $4.509 billion, or 94.4%, was invested in common stocks, and $137 million, or 2.9%, was cash or cash equivalents. Our debt-to-total-capital ratio was 6.5% at March 31, 2022. Another important indicator of financial strength is our ratio of property casualty net written premiums to statutory surplus, which was 1.0-to-1 for the 12 months ended March 31, 2022, compared with 0.9-to-1 at year-end 2021.

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

At April 27, 2022, our insurance subsidiaries continued to be highly rated.

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
Cincinnati Financial Corporation First-Quarter 2022 10-Q

CONSOLIDATED PROPERTY CASUALTY INSURANCE HIGHLIGHTS
Consolidated property casualty insurance results include premiums and expenses for our standard market insurance segments (commercial lines and personal lines), our excess and surplus lines segment, Cincinnati Re® and our London-based global specialty underwriter Cincinnati Global Underwriting Ltd.SM (Cincinnati Global).

(Dollars in millions)	Three months ended March 31,
	2022	2021	% Change
Earned premiums	$1,618	$1,475	10
Fee revenues	3	2	50
Total revenues	1,621	1,477	10
Loss and loss expenses from:
Current accident year before catastrophe losses	947	850	11
Current accident year catastrophe losses	50	183	(73)
Prior accident years before catastrophe losses	(20)	(80)	75
Prior accident years catastrophe losses	(21)	(30)	30
Loss and loss expenses	956	923	4
Underwriting expenses	500	421	19
Underwriting profit	$165	$133	24

Ratios as a percent of earned premiums:			Pt. Change
Current accident year before catastrophe losses	58.5%	57.6%	0.9
Current accident year catastrophe losses	3.1	12.4	(9.3)
Prior accident years before catastrophe losses	(1.2)	(5.4)	4.2
Prior accident years catastrophe losses	(1.3)	(2.0)	0.7
Loss and loss expenses	59.1	62.6	(3.5)
Underwriting expenses	30.8	28.6	2.2
Combined ratio	89.9%	91.2%	(1.3)

Combined ratio	89.9%	91.2%	(1.3)
Contribution from catastrophe losses and prior years reserve development	0.6	5.0	(4.4)
Combined ratio before catastrophe losses and prior years reserve development	89.3%	86.2%	3.1

Our consolidated property casualty insurance operations generated an underwriting profit of $165 million for the first three months of 2022. The improvement of $32 million, compared with the same period of 2021, included a favorable decrease of $124 million in losses from catastrophes, mostly caused by severe weather. We believe future property casualty underwriting results will continue to benefit from price increases and our ongoing initiatives to improve pricing precision and loss experience related to claims and loss control practices.
For all property casualty lines of business in aggregate, net loss and loss expense reserves at March 31, 2022, were $66 million, or 1%, higher than at year-end 2021, including an increase of $69 million for the incurred but not reported (IBNR) portion.

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

Our consolidated property casualty combined ratio for the first quarter of 2022 improved by 1.3 percentage points, compared with the same period of 2021, including a decrease of 8.6 points from lower catastrophe losses and loss expenses. Other combined ratio components that increased are discussed below and in further detail in Financial Results by property casualty insurance segment.
Cincinnati Financial Corporation First-Quarter 2022 10-Q

The combined ratio can be affected significantly by natural catastrophe losses and other large losses as discussed in detail below. The combined ratio can also be affected by updated estimates of loss and loss expense reserves established for claims that occurred in prior periods, referred to as prior accident years. Net favorable development on prior accident year reserves, including reserves for catastrophe losses, benefited the combined ratio by 2.5 percentage points in the first three months of 2022, compared with 7.4 percentage points in the same period of 2021. Net favorable development is discussed in further detail in Financial Results by property casualty insurance segment.

The ratio for current accident year loss and loss expenses before catastrophe losses increased in the first three months of 2022. That 58.5% ratio was 0.9 percentage points higher, compared with the 57.6% accident year 2021 ratio measured as of March 31, 2021, including an increase of 4.0 points in the ratio for large losses of $1 million or more per claim, discussed below.

The underwriting expense ratio increased for the first quarter of 2022, compared with the same period a year ago, primarily due to an increase in profit-sharing commissions for agencies and related expenses. The ratio also included ongoing expense management efforts and higher earned premiums.

Consolidated Property Casualty Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2022	2021	% Change
Agency renewal written premiums	$1,397	$1,276	9
Agency new business written premiums	244	220	11
Other written premiums	258	197	31
Net written premiums	1,899	1,693	12
Unearned premium change	(281)	(218)	(29)
Earned premiums	$1,618	$1,475	10

The trends in net written premiums and earned premiums summarized in the table above include the effects of price increases. Price change trends that heavily influence renewal written premium increases or decreases, along with other premium growth drivers for 2022, are discussed in more detail by segment below in Financial Results.

Consolidated property casualty net written premiums for the three months ended March 31, 2022, grew $206 million compared with the same period of 2021. Our premium growth initiatives from prior years have provided an ongoing favorable effect on growth during the current year, particularly as newer agency relationships mature over time.

Consolidated property casualty agency new business written premiums increased by $24 million for the first quarter of 2022, compared with the same period of 2021. New agency appointments during 2022 and 2021 produced a $13 million increase in standard lines new business for the first three months of 2022 compared with the same period of 2021. As we appoint new agencies that choose to move accounts to us, we report these accounts as new business. While this business is new to us, in many cases it is not new to the agent. We believe these seasoned accounts tend to be priced more accurately than business that may be less familiar to our agent upon obtaining it from a competing agent.

Net written premiums for Cincinnati Re, included in other written premiums, increased by $58 million for the three months ended March 31, 2022, compared with the same period of 2021, to $254 million. Cincinnati Re assumes risks through reinsurance treaties and in some cases cedes part of the risk and related premiums to one or more unaffiliated reinsurance companies through transactions known as retrocessions.

Cincinnati Global is also included in other written premiums. Net written premiums increased, by $10 million for the three months ended March 31, 2022, compared with the same period of 2021, to $51 million.
Cincinnati Financial Corporation First-Quarter 2022 10-Q

Other written premiums also include premiums ceded to reinsurers as part of our reinsurance ceded program. An increase in ceded premiums decreased net written premiums by $7 million for the first three months of 2022, compared with the same period of 2021.

Catastrophe losses and loss expenses typically have a material effect on property casualty results and can vary significantly from period to period. Losses from catastrophes contributed 1.8 percentage points to the combined ratio in the first three months of 2022, compared with 10.4 percentage points in the same period of 2021.

The reinsurance program for Cincinnati Re which went into effect on June 1, 2021, provided no additional recoveries during the first three months of 2022. As of March 31, 2022, it provided an estimated recovery of $14 million from Hurricane Ida, with a net incurred loss of $80 million for Cincinnati Re, excluding the benefit of reinstatement premiums estimated at approximately $11 million. Before any recoveries, the program included property catastrophe excess of loss coverage with an annual total available aggregate limit of $48 million in excess of $80 million per loss.

The following table shows consolidated property casualty insurance catastrophe losses and loss expenses incurred, net of reinsurance, as well as the effect of loss development on prior period catastrophe events. We individually list declared catastrophe events for which our incurred losses reached or exceeded $10 million.

Consolidated Property Casualty Insurance Catastrophe Losses and Loss Expenses Incurred

(Dollars in millions, net of reinsurance)		Three months ended March 31,
		Comm.	Pers.	E&S
Dates	Region	lines	lines	lines	Other	Total
2022
Jan. 15-17	Northeast, South	$4	$6	$1	$—	$11
All other 2022 catastrophes		12	22	—	5	39
Development on 2021 and prior catastrophes		(3)	(21)	—	3	(21)
Calendar year incurred total		$13	$7	$1	$8	$29

2021
Feb. 12-15	South, West	$10	$6	$—	$49	$65
Feb. 16-20	Midwest, Northeast, South	22	37	1	1	61
Mar. 24-26	Midwest, Northeast, South	8	19	—	—	27
Mar. 27-29	Midwest, Northeast, South	4	8	—	—	12
All other 2021 catastrophes		10	8	—	—	18
Development on 2020 and prior catastrophes		(17)	(3)	—	(10)	(30)
Calendar year incurred total		$37	$75	$1	$40	$153

Cincinnati Financial Corporation First-Quarter 2022 10-Q

The following table includes data for losses incurred of $1 million or more per claim, net of reinsurance.

Consolidated Property Casualty Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended March 31,
	2022	2021	% Change
Current accident year losses greater than $5 million	$23	$5	360
Current accident year losses $1 million - $5 million	82	31	165
Large loss prior accident year reserve development	25	24	4
Total large losses incurred	130	60	117
Losses incurred but not reported	36	102	(65)
Other losses excluding catastrophe losses	592	451	31
Catastrophe losses	24	150	(84)
Total losses incurred	$782	$763	2

Ratios as a percent of earned premiums:			Pt. Change
Current accident year losses greater than $5 million	1.4%	0.3%	1.1
Current accident year losses $1 million - $5 million	5.1	2.2	2.9
Large loss prior accident year reserve development	1.5	1.6	(0.1)
Total large loss ratio	8.0	4.1	3.9
Losses incurred but not reported	2.2	6.9	(4.7)
Other losses excluding catastrophe losses	36.6	30.5	6.1
Catastrophe losses	1.5	10.2	(8.7)
Total loss ratio	48.3%	51.7%	(3.4)

We believe the inherent variability of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the variability in addition to general inflationary trends in loss costs. Our analysis continues to indicate no unexpected concentration of large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The first-quarter 2022 property casualty total large losses incurred of $130 million, net of reinsurance, were higher than the $116 million quarterly average during full-year 2021 and the $60 million experienced for the first quarter of 2021. The ratio for these large losses was 3.9 percentage points higher compared with last year's first quarter. We believe results for the three-month period largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million. Losses by size are discussed in further detail in results of operations by property casualty insurance segment.
FINANCIAL RESULTS
Consolidated results reflect the operating results of each of our five segments along with the parent company, Cincinnati Re, Cincinnati Global and other activities reported as "Other." The five segments are:
•Commercial lines insurance
•Personal lines insurance
•Excess and surplus lines insurance
•Life insurance
•Investments

Cincinnati Financial Corporation First-Quarter 2022 10-Q

COMMERCIAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended March 31,
	2022	2021	% Change
Earned premiums	$962	$886	9
Fee revenues	1	1	0
Total revenues	963	887	9
Loss and loss expenses from:
Current accident year before catastrophe losses	588	532	11
Current accident year catastrophe losses	16	54	(70)
Prior accident years before catastrophe losses	(15)	(66)	77
Prior accident years catastrophe losses	(3)	(17)	82
Loss and loss expenses	586	503	17
Underwriting expenses	301	254	19
Underwriting profit	$76	$130	(42)

Ratios as a percent of earned premiums:			Pt. Change
Current accident year before catastrophe losses	61.2%	60.0%	1.2
Current accident year catastrophe losses	1.7	6.1	(4.4)
Prior accident years before catastrophe losses	(1.6)	(7.5)	5.9
Prior accident years catastrophe losses	(0.3)	(1.9)	1.6
Loss and loss expenses	61.0	56.7	4.3
Underwriting expenses	31.3	28.7	2.6
Combined ratio	92.3%	85.4%	6.9

Combined ratio	92.3%	85.4%	6.9
Contribution from catastrophe losses and prior years reserve development	(0.2)	(3.3)	3.1
Combined ratio before catastrophe losses and prior years reserve development	92.5%	88.7%	3.8

Overview
Performance highlights for the commercial lines segment include:
•Premiums – Earned premiums and net written premiums for the commercial lines segment grew during the first three months of 2022, compared with the same period a year ago, primarily due to renewal written premium growth that continued to include higher average pricing. The table below analyzes the primary components of premiums. We continue to use predictive analytics tools to improve pricing precision and segmentation while leveraging our local relationships with agents through the efforts of our teams that work closely with them. We seek to maintain appropriate pricing discipline for both new and renewal business as our agents and underwriters assess account quality to make careful decisions on a policy-by-policy basis whether to write or renew a policy.
Agency renewal written premiums increased by 8% for the first quarter of 2022, compared with the same period of 2021. During the first quarter of 2022, our overall standard commercial lines policies averaged estimated renewal price increases at percentages in the mid-single-digit range. We continue to segment commercial lines policies, emphasizing identification and retention of those we believe have relatively stronger pricing. Conversely, we have been seeking stricter renewal terms and conditions on policies we believe have relatively weaker pricing, thus retaining fewer of those policies. We measure average changes in commercial lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for the respective policies.
Our average overall commercial lines renewal pricing change includes the impact of flat pricing for certain coverages within package policies written for a three-year term that were in force but did not expire during
Cincinnati Financial Corporation First-Quarter 2022 10-Q

the period being measured. Therefore, our reported change in average commercial lines renewal pricing reflects a blend of three-year policies that did not expire and other policies that did expire during the measurement period. For commercial lines policies that did expire and were then renewed during the first quarter of 2022, we estimate that our average percentage price increases were as follows: commercial property in the mid-single-digit range, commercial auto in the mid-single-digit range and commercial casualty in the mid-single-digit range. The estimated average percentage price change for workers' compensation was a decrease near the high end of the low-single-digit range.
Renewal premiums for certain policies, primarily our commercial casualty and workers' compensation lines of business, include the results of policy audits that adjust initial premium amounts based on differences between estimated and actual sales or payroll related to a specific policy. Audits completed during the first three months of 2022 contributed $21 million to net written premiums, compared with $11 million for the same period of 2021.
New business written premiums for commercial lines increased $11 million during the first three months of 2022, compared with the same period of 2021. Trend analysis for year-over-year comparisons of individual quarters is more difficult to assess for commercial lines new business written premiums, due to inherent variability. That variability is often driven by larger policies with annual premiums greater than $100,000.
Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. For our commercial lines insurance segment, an increase in ceded premiums decreased net written premiums by $7 million for the first three months of 2022, compared with the same period of 2021.

Commercial Lines Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2022	2021	% Change
Agency renewal written premiums	$970	$898	8
Agency new business written premiums	156	145	8
Other written premiums	(30)	(24)	(25)
Net written premiums	1,096	1,019	8
Unearned premium change	(134)	(133)	(1)
Earned premiums	$962	$886	9

•Combined ratio – The commercial lines combined ratio for the first quarter of 2022 increased by 6.9 percentage points, compared with first-quarter 2021, including a decrease of 2.8 points in losses from catastrophes. Underwriting results also included a higher ratio for loss experience for the current accident year and a lower level of favorable reserve development on prior accident years.
The ratio for current accident year loss and loss expenses before catastrophe losses for commercial lines increased in the first three months of 2022. That 61.2% ratio was 1.2 percentage points higher, compared with the 60.0% accident year 2021 ratio measured as of March 31, 2021, including an increase of 5.1 percentage points in the ratio for large losses of $1 million or more per claim, discussed below.
Catastrophe losses and loss expenses accounted for 1.4 percentage points of the combined ratio for the first three months of 2022, compared with 4.2 percentage points for the same period a year ago. Through 2021, the 10-year annual average for that catastrophe measure for the commercial lines segment was 5.5 percentage points, and the five-year annual average was 5.8 percentage points.
The net effect of reserve development on prior accident years during the first three months of 2022 was favorable for commercial lines overall by $18 million, compared with $83 million for the same period in 2021. For the first three months of 2022, our workers' compensation and commercial auto lines of business were the main contributors to the commercial lines net favorable reserve development on prior accident years. The net favorable reserve development recognized during the first three months of 2022 for our commercial lines insurance segment was primarily for accident years 2020 and 2021 and was primarily due to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2021 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 52.
The commercial lines underwriting expense ratio increased for the first quarter of 2022, compared with the same period a year ago, primarily due to an increase in profit-sharing commissions for agencies and related expenses. The ratio also included ongoing expense management efforts and higher earned premiums.
Cincinnati Financial Corporation First-Quarter 2022 10-Q

Commercial Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended March 31,
	2022	2021	% Change
Current accident year losses greater than $5 million	$16	$5	220
Current accident year losses $1 million - $5 million	67	26	158
Large loss prior accident year reserve development	21	26	(19)
Total large losses incurred	104	57	82
Losses incurred but not reported	38	39	(3)
Other losses excluding catastrophe losses	318	261	22
Catastrophe losses	11	35	(69)
Total losses incurred	$471	$392	20

Ratios as a percent of earned premiums:			Pt. Change
Current accident year losses greater than $5 million	1.7%	0.6%	1.1
Current accident year losses $1 million - $5 million	6.9	2.9	4.0
Large loss prior accident year reserve development	2.1	3.0	(0.9)
Total large loss ratio	10.7	6.5	4.2
Losses incurred but not reported	4.0	4.3	(0.3)
Other losses excluding catastrophe losses	33.0	29.4	3.6
Catastrophe losses	1.2	4.0	(2.8)
Total loss ratio	48.9%	44.2%	4.7

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The first-quarter 2022 commercial lines total large losses incurred of $104 million, net of reinsurance, were higher than the quarterly average of $95 million during full-year 2021 and the $57 million of total large losses incurred for the first quarter of 2021. The increase in commercial lines large losses for the first three months of 2022 was primarily due to our commercial property line of business. The first-quarter 2022 ratio for commercial lines total large losses was 4.2 percentage points higher than last year's first-quarter ratio. We believe results for the three-month period largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation First-Quarter 2022 10-Q

PERSONAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended March 31,
	2022	2021	% Change
Earned premiums	$402	$376	7
Fee revenues	1	1	0
Total revenues	403	377	7
Loss and loss expenses from:
Current accident year before catastrophe losses	221	215	3
Current accident year catastrophe losses	28	78	(64)
Prior accident years before catastrophe losses	(13)	(17)	24
Prior accident years catastrophe losses	(21)	(3)	(600)
Loss and loss expenses	215	273	(21)
Underwriting expenses	123	107	15
Underwriting profit (loss)	$65	$(3)	nm

Ratios as a percent of earned premiums:			Pt. Change
Current accident year before catastrophe losses	55.0%	57.3%	(2.3)
Current accident year catastrophe losses	6.9	20.6	(13.7)
Prior accident years before catastrophe losses	(3.2)	(4.5)	1.3
Prior accident years catastrophe losses	(5.2)	(0.8)	(4.4)
Loss and loss expenses	53.5	72.6	(19.1)
Underwriting expenses	30.4	28.5	1.9
Combined ratio	83.9%	101.1%	(17.2)

Combined ratio	83.9%	101.1%	(17.2)
Contribution from catastrophe losses and prior years reserve development	(1.5)	15.3	(16.8)
Combined ratio before catastrophe losses and prior years reserve development	85.4%	85.8%	(0.4)

Overview
Performance highlights for the personal lines segment include:
•Premiums – Personal lines earned premiums and net written premiums continued to grow during the first three months of 2022, including increased new business and renewal written premiums that included higher average pricing. Personal lines net written premiums from high net worth policies totaled approximately $176 million for the first three months of 2022, compared with $133 million for the same period of 2021. The table below analyzes the primary components of premiums.
Agency renewal written premiums increased 10% for the first three months of 2022, reflecting rate increases in selected states and other factors such as changes in policy deductibles or mix of business. We estimate that premium rates for our personal auto line of business increased at average percentages in the low-single-digit range during the first three months of 2022. For our homeowner line of business, we estimate that premium rates for the first three months of 2022 increased at average percentages in the mid-single-digit range. For both our personal auto and homeowner lines of business, some individual policies experienced lower or higher rate changes based on each risk's specific characteristics and enhanced pricing precision enabled by predictive models.
Personal lines new business written premiums increased 13% for the first three months of 2022, compared with the same period of 2021. We believe underwriting and pricing discipline was maintained in recent quarters, and growth was supported by expanded use of enhanced pricing precision tools, including excess and surplus lines homeowner policies.
Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. For our personal lines insurance segment, an increase in ceded premiums decreased net written premiums by less than $1 million for the first three months of 2022, compared with the same period of 2021.

Cincinnati Financial Corporation First-Quarter 2022 10-Q

We continue working to enhance our responsiveness to marketplace changes and to help achieve our long-term objectives for personal lines growth and profitability.
Personal Lines Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2022	2021	% Change
Agency renewal written premiums	$333	$302	10
Agency new business written premiums	52	46	13
Other written premiums	(11)	(10)	(10)
Net written premiums	374	338	11
Unearned premium change	28	38	(26)
Earned premiums	$402	$376	7

•Combined ratio – Our personal lines combined ratio for the first quarter of 2022 improved by 17.2 percentage points, compared with first-quarter 2021, including a lower ratio for current accident year loss and loss expenses before catastrophe losses and a decrease of 18.1 points in losses from catastrophes.
The ratio for current accident year loss and loss expenses before catastrophe losses for personal lines improved in the first three months of 2022. That 55.0% ratio was 2.3 percentage points lower, compared with the 57.3% accident year 2021 ratio measured as of March 31, 2021, including an increase of 3.2 percentage points in the ratio for large losses of $1 million or more per claim, discussed below.
Catastrophe losses and loss expenses accounted for 1.7 percentage points of the combined ratio for the first three months of 2022, compared with 19.8 percentage points for the same period a year ago. The 10-year annual average catastrophe loss ratio for the personal lines segment through 2021 was 10.8 percentage points, and the five-year annual average was 12.0 percentage points.
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
The net effect of reserve development on prior accident years during the first quarter of 2022 was favorable for personal lines overall by $34 million, compared with $20 million of favorable development for the first three months of 2021. Our homeowner line of business was the primary contributor to the personal lines net favorable reserve development for the first three months of 2022. The net favorable reserve development was primarily due to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2021 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 52.
The personal lines underwriting expense ratio increased for the first quarter of 2022, compared with the same period a year ago, primarily due to an increase in profit-sharing commissions for agencies and related expenses. The ratio also included ongoing expense management efforts and higher earned premiums.
Cincinnati Financial Corporation First-Quarter 2022 10-Q

Personal Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended March 31,
	2022	2021	% Change
Current accident year losses greater than $5 million	$7	$—	nm
Current accident year losses $1 million - $5 million	11	4	175
Large loss prior accident year reserve development	4	(1)	nm
Total large losses incurred	22	3	nm
Losses incurred but not reported	(14)	41	nm
Other losses excluding catastrophe losses	165	130	27
Catastrophe losses	6	74	(92)
Total losses incurred	$179	$248	(28)

Ratios as a percent of earned premiums:			Pt. Change
Current accident year losses greater than $5 million	1.7%	—%	1.7
Current accident year losses $1 million - $5 million	2.7	1.2	1.5
Large loss prior accident year reserve development	1.1	(0.3)	1.4
Total large loss ratio	5.5	0.9	4.6
Losses incurred but not reported	(3.6)	11.0	(14.6)
Other losses excluding catastrophe losses	41.2	34.4	6.8
Catastrophe losses	1.4	19.6	(18.2)
Total loss ratio	44.5%	65.9%	(21.4)

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the first quarter of 2022, the personal lines total large loss ratio, net of reinsurance, was 4.6 percentage points higher than last year's first quarter. The increase in personal lines large losses for the first three months of 2022 occurred primarily for our homeowner line of business. We believe results for the three-month period largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation First-Quarter 2022 10-Q

EXCESS AND SURPLUS LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended March 31,
	2022	2021	% Change
Earned premiums	$112	$89	26
Fee revenues	1	—	nm
Total revenues	113	89	27

Loss and loss expenses from:
Current accident year before catastrophe losses	70	54	30
Current accident year catastrophe losses	1	1	0
Prior accident years before catastrophe losses	(5)	4	nm
Prior accident years catastrophe losses	—	—	0
Loss and loss expenses	66	59	12
Underwriting expenses	31	22	41
Underwriting profit	$16	$8	100

Ratios as a percent of earned premiums:			Pt. Change
Current accident year before catastrophe losses	61.8%	61.0%	0.8
Current accident year catastrophe losses	1.5	1.3	0.2
Prior accident years before catastrophe losses	(4.6)	4.7	(9.3)
Prior accident years catastrophe losses	(0.4)	(0.3)	(0.1)
Loss and loss expenses	58.3	66.7	(8.4)
Underwriting expenses	27.6	25.3	2.3
Combined ratio	85.9%	92.0%	(6.1)

Combined ratio	85.9%	92.0%	(6.1)
Contribution from catastrophe losses and prior years reserve development	(3.5)	5.7	(9.2)
Combined ratio before catastrophe losses and prior years reserve development	89.4%	86.3%	3.1

Overview
Performance highlights for the excess and surplus lines segment include:
•Premiums – Excess and surplus lines net written premiums continued to grow during the first three months of 2022, compared with the same period a year ago, primarily due to an increase in agency renewal written premiums. Renewal written premiums rose 24% for the three months ended March 31, 2022, compared with the same period of 2021, reflecting the opportunity to renew many accounts for the first time, as well as higher renewal pricing. For the first three months of 2022, excess and surplus lines policy renewals experienced estimated average price increases at percentages in the high-single-digit range. We measure average changes in excess and surplus lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies.
New business written premiums produced by agencies increased by 24% for the first quarter of 2022 compared with the same period of 2021, as we continued to carefully underwrite each policy in a highly competitive market. Some of what we report as new business came from accounts that were not new to our agents. We believe our agents' seasoned accounts tend to be priced more accurately than business that may be less familiar to them.
Cincinnati Financial Corporation First-Quarter 2022 10-Q

Excess and Surplus Lines Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2022	2021	% Change
Agency renewal written premiums	$94	$76	24
Agency new business written premiums	36	29	24
Other written premiums	(6)	(6)	0
Net written premiums	124	99	25
Unearned premium change	(12)	(10)	(20)
Earned premiums	$112	$89	26

•Combined ratio – The excess and surplus lines combined ratio improved by 6.1 percentage points for the first quarter of 2022, compared with the same period of 2021, primarily due to favorable reserve development on prior accident years. The IBNR portion of the total loss and loss expense ratio before catastrophe losses was 20.8 percentage points lower for the first three months of 2022, compared with the same period a year ago, while the paid portion was 10.0 points lower and the case incurred portion was 12.3 points higher.
The ratio for current accident year loss and loss expenses before catastrophe losses for excess and surplus lines increased in the first three months of 2022. That 61.8% ratio was 0.8 percentage points higher, compared with the 61.0% accident year 2021 ratio measured as of March 31, 2021, including an increase of 2.4 percentage points in the ratio for large losses of $1 million or more per claim, discussed below.
Excess and surplus lines net reserve development on prior accident years, as a ratio to earned premiums, was a favorable 5.0% for the first three months of 2022, compared with unfavorable net reserve development of 4.4% for the first three months of 2021. The $5 million of net favorable reserve development recognized during the first three months of 2022 was primarily for accident years prior to 2021. The favorable reserve development was due primarily to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2021 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 52.

The excess and surplus lines underwriting expense ratio increased for the first three months of 2022, compared with the same period of 2021, primarily due to an increase in commissions for agencies and related expenses. The ratio also included ongoing expense management efforts and higher earned premiums.

Cincinnati Financial Corporation First-Quarter 2022 10-Q

Excess and Surplus Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended March 31,
	2022	2021	% Change
Current accident year losses greater than $5 million	$—	$—	0
Current accident year losses $1 million - $5 million	4	1	300
Large loss prior accident year reserve development	—	(1)	100
Total large losses incurred	4	—	nm
Losses incurred but not reported	12	22	(45)
Other losses excluding catastrophe losses	32	15	113
Catastrophe losses	1	1	0
Total losses incurred	$49	$38	29

Ratios as a percent of earned premiums:			Pt. Change
Current accident year losses greater than $5 million	—%	—%	0.0
Current accident year losses $1 million - $5 million	3.6	1.2	2.4
Large loss prior accident year reserve development	0.3	(1.7)	2.0
Total large loss ratio	3.9	(0.5)	4.4
Losses incurred but not reported	10.6	24.8	(14.2)
Other losses excluding catastrophe losses	27.4	17.8	9.6
Catastrophe losses	1.1	1.0	0.1
Total loss ratio	43.0%	43.1%	(0.1)

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the first quarter of 2022, the excess and surplus lines total ratio for large losses, net of reinsurance, was 4.4 percentage points higher than last year's first quarter. We believe results for the three-month period largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation First-Quarter 2022 10-Q

LIFE INSURANCE RESULTS

(Dollars in millions)	Three months ended March 31,
	2022	2021	% Change
Earned premiums	$72	$69	4
Fee revenues	1	1	0
Total revenues	73	70	4
Contract holders' benefits incurred	83	80	4
Investment interest credited to contract holders	(27)	(26)	(4)
Underwriting expenses incurred	19	18	6
Total benefits and expenses	75	72	4
Life insurance segment loss	$(2)	$(2)	0

Overview
The COVID-19 pandemic did not have a significant effect on our life insurance segment earned premiums or expenses for the first three months of 2022. However, the pandemic did contribute to a moderate increase in death claims in that time period. It is possible we may continue to experience higher than projected future death claims due to the pandemic.

Performance highlights for the life insurance segment include:
•Revenues – Revenues increased for the three months ended March 31, 2022, compared with the same period a year ago, driven by higher earned premiums from term life insurance, our largest life insurance product line.
Net in-force life insurance policy face amounts increased 1% to $78.372 billion at March 31, 2022, from $77.493 billion at year-end 2021.
Fixed annuity deposits received for the three months ended March 31, 2022, were $8 million, compared with $17 million for the same period of 2021. Fixed annuity deposits have a minimal impact to earned premiums because deposits received are initially recorded as liabilities. Profit is earned over time by way of interest rate spreads. We do not write variable or equity-indexed annuities.
Life Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2022	2021	% Change
Term life insurance	$54	$51	6
Whole life insurance	11	11	0
Universal life and other	7	7	0
Net earned premiums	$72	$69	4

•Profitability – Our life insurance segment typically reports a small profit or loss on a GAAP basis because profits from investment income spreads are included in our investment segment results. We include only investment income credited to contract holders (including interest assumed in life insurance policy reserve calculations) in our life insurance segment results. A $2 million loss for our life insurance segment was reported in the first three months of 2022 and 2021. Favorable impacts from unlocking of interest rate actuarial assumptions in the first three months of 2022 were mostly offset by less favorable mortality experience compared to the same period of 2021, due in part to pandemic-related death claims.

Life insurance segment benefits and expenses consist principally of contract holders' (policyholders') benefits incurred related to traditional life and interest-sensitive products and operating expenses incurred, net of deferred acquisition costs. Total benefits increased in the first three months of 2022. Life policy and investment contract reserves increased with continued growth in net in-force life insurance policy face amounts partially offset by favorable effects from the unlocking of interest rate actuarial assumptions. Mortality results increased,
Cincinnati Financial Corporation First-Quarter 2022 10-Q

compared with the same period of 2021, and were above our 2022 projections, due in part to pandemic-related death claims.

Underwriting expenses for the first three months of 2022 increased compared to the same period a year ago, largely due to higher commission and general expense levels compared to the same period of 2021.

We recognize that assets under management, capital appreciation and investment income are integral to evaluating the success of the life insurance segment because of the long duration of life products. On a basis that includes investment income and investment gains or losses from life-insurance-related invested assets, the life insurance company reported net income of $10 million for the three months ended March 31, 2022, and March 31, 2021.

INVESTMENTS RESULTS
Overview
The investments segment contributes investment income and investment gains and losses to results of operations. Investments traditionally are our primary source of pretax and after-tax profits.
Investment Income
Pretax investment income grew 6% for the first quarter of 2022, compared with the same period of 2021. Interest income increased by $5 million for the first quarter, as net purchases of fixed-maturity securities in recent quarters generally offset the continuing effects of the low interest rate environment. Higher dividend income reflected rising dividend rates and net purchases of equity securities in recent quarters, helping dividend income to grow by $7 million for the three months ended March 31, 2022.

Investments Results

(Dollars in millions)	Three months ended March 31,
	2022	2021	% Change
Total investment income, net of expenses	$185	$174	6
Investment interest credited to contract holders	(27)	(26)	(4)
Investment gains and losses, net	(666)	504	nm
Investments profit (loss), pretax	$(508)	$652	nm

We continue to consider the low interest rate environment that has prevailed in recent years as well as the potential for a continuation of the recent spike in both inflation and yields as we position our portfolio. As bonds in our generally laddered portfolio mature or are called over the near term, we will reinvest with a balanced approach, keeping in mind our long term strategy and pursuing attractive risk-adjusted after-tax yields. The table below shows the average pretax yield-to-amortized cost associated with expected principal redemptions for our fixed-maturity portfolio. The expected principal redemptions are based on par amounts and include dated maturities, calls and prefunded municipal bonds that we expect will be called during each respective time period.

(Dollars in millions)	% Yield	Principal redemptions
At March 31, 2022
Fixed-maturity pretax yield profile:
Expected to mature during the remainder of 2022	3.69%	$554
Expected to mature during 2023	3.83	788
Expected to mature during 2024	4.31	1,001
Average yield and total expected maturities from the remainder of 2022 through 2024	4.00	$2,343

Cincinnati Financial Corporation First-Quarter 2022 10-Q

The table below shows the average pretax yield-to-amortized cost for fixed-maturity securities acquired during the periods indicated. The average yield for total fixed-maturity securities acquired during the first three months of 2022 was lower than the 4.02% average yield-to-amortized cost of the fixed-maturity securities portfolio at the end of 2021. Our fixed-maturity portfolio's average yield of 4.01% for the first three months of 2022, from the investment income table below, was also lower than the 4.02% yield for the year-end 2021 fixed-maturities portfolio.

	Three months ended March 31,
	2022	2021
Average pretax yield-to-amortized cost on new fixed-maturities:
Acquired taxable fixed-maturities	3.79%	3.74%
Acquired tax-exempt fixed-maturities	2.71	2.94
Average total fixed-maturities acquired	3.64	3.71

While our bond portfolio more than covers our insurance reserve liabilities, we believe our diversified common stock portfolio of mainly blue chip, dividend-paying companies represents one of our best investment opportunities for the long term. We discussed our portfolio strategies in our 2021 Annual Report on Form 10-K, Item 1, Investments Segment, Page 24, and Item 7, Investments Outlook, Page 90. We discuss risks related to our investment income and our fixed-maturity and equity investment portfolios in this quarterly report Item 3, Quantitative and Qualitative Disclosures About Market Risk.

The table below provides details about investment income. Average yields in this table are based on the average invested asset and cash amounts indicated in the table, using fixed-maturity securities valued at amortized cost and all other securities at fair value.

(Dollars in millions)	Three months ended March 31,
	2022	2021	% Change
Investment income:
Interest	$123	$118	4
Dividends	65	58	12
Other	1	2	(50)
Less investment expenses	4	4	0
Investment income, pretax	185	174	6
Less income taxes	29	27	7
Total investment income, after-tax	$156	$147	6

Investment returns:
Average invested assets plus cash and cash equivalents	$24,677	$21,776
Average yield pretax	3.00%	3.20%
Average yield after-tax	2.53	2.70
Effective tax rate	15.6	15.5

Fixed-maturity returns:
Average amortized cost	$12,280	$11,395
Average yield pretax	4.01%	4.14%
Average yield after-tax	3.33	3.45
Effective tax rate	17.0	16.7

Cincinnati Financial Corporation First-Quarter 2022 10-Q

Total Investment Gains and Losses
Investment gains and losses are recognized on the sale of investments, for certain changes in fair values of securities even though we continue to hold the securities or as otherwise required by GAAP. The change in fair value for equity securities still held are included in investment gains and losses and also in net income. The change in unrealized gains or losses for fixed-maturity securities are included as a component of other comprehensive income (OCI). Accounting requirements for the allowance for credit losses for the fixed-maturity portfolio are disclosed in our 2021 Annual Report on Form 10-K, Item 8, Note 1, Summary of Significant Accounting Policies, Page 127.

The table below summarizes total investment gains and losses, before taxes.

(Dollars in millions)	Three months ended March 31,
	2022	2021
Investment gains and losses:
Equity securities:
Investment gains and losses on securities sold, net	$8	$4
Unrealized gains and losses on securities still held, net	(683)	487
Subtotal	(675)	491
Fixed maturities:
Gross realized gains	4	3
Gross realized losses	(1)	—
Subtotal	3	3
Other	6	10
Total investment gains and losses reported in net income	(666)	504
Change in unrealized investment gains and losses:
Fixed maturities	(746)	(196)
Total	$(1,412)	$308

Of the 4,362 fixed-maturity securities in the portfolio, none were trading below 70% of amortized cost at March 31, 2022. Our asset impairment committee regularly monitors the portfolio, including a quarterly review of the entire portfolio for potential credit losses, resulting in charges disclosed in the table below. We believe that if liquidity in the markets were to significantly deteriorate or economic conditions were to significantly weaken, we could experience declines in portfolio values and possibly increases in the allowance for credit losses or write-downs to fair value.

Fixed-maturity securities written down to fair value due to an intention to be sold and changes in the allowance for credit losses were each less than $1 million for the first three months of 2022. We had no fixed-maturity securities written down to fair value due to an intention to be sold and no allowance for credit losses for the first three months of 2021.

Cincinnati Financial Corporation First-Quarter 2022 10-Q

OTHER
We report as Other the noninvestment operations of the parent company and a noninsurance subsidiary, CFC Investment Company. We also report as Other the underwriting results of Cincinnati Re and Cincinnati Global, including earned premiums, loss and loss expenses and underwriting expenses in the table below.

Total revenues for the first three months of 2022 for our Other operations increased, compared with the same period of 2021, primarily due to earned premiums from Cincinnati Re and Cincinnati Global, with increases of $18 million and less than $1 million, respectively. Total expenses for Other increased for the first three months of 2022, primarily due to underwriting expenses from Cincinnati Re and Cincinnati Global.

Other profit or loss in the table below represents profit or losses before income taxes. Other loss resulted primarily from interest expense from debt of the parent company.

(Dollars in millions)	Three months ended March 31,
	2022	2021	% Change
Interest and fees on loans and leases	$1	$1	0
Earned premiums	142	124	15
Other revenues	1	1	0
Total revenues	144	126	14
Interest expense	13	13	0
Loss and loss expenses	89	88	1
Underwriting expenses	45	38	18
Operating expenses	4	4	0
Total expenses	151	143	6
Total other loss	$(7)	$(17)	59

TAXES
We had $87 million of income tax benefit for the three months ended March 31, 2022, compared with $148 million of income tax expense for the same period of 2021. The effective tax rate for the three months ended March 31, 2022, was 24.2% compared with 19.3% for the same period last year. The change in our effective tax rate between periods was primarily due to large changes in our net investment gains and losses included in income for the periods.

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

Cincinnati Financial Corporation First-Quarter 2022 10-Q

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2022, shareholders' equity was $12.092 billion, compared with $13.105 billion at December 31, 2021. Total debt was $838 million at March 31, 2022, down $5 million from December 31, 2021. At March 31, 2022, cash and cash equivalents totaled $987 million, compared with $1.139 billion at December 31, 2021.

The pandemic did not have a significant effect on our cash flows for the first three months of 2022. In addition to our historically positive operating cash flow to meet the needs of operations, we have the ability to slow investing activities or sell a portion of our high-quality, liquid investment portfolio if such need arises. We also have additional capacity to borrow on our revolving short-term line of credit, as described further below.

SOURCES OF LIQUIDITY

Subsidiary Dividends
Our lead insurance subsidiary declared dividends of $504 million to the parent company in the first three months of 2022, compared with $158 million for the same period of 2021. For full-year 2021, our lead insurance subsidiary paid dividends totaling $583 million to the parent company. State of Ohio regulatory requirements restrict the dividends our insurance subsidiary can pay. For full-year 2022, total dividends that our insurance subsidiary can pay to our parent company without regulatory approval are approximately $929 million.

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

For a discussion of our historic investment strategy, portfolio allocation and quality, see our 2021 Annual Report on Form 10-K, Item 1, Investments Segment, Page 24.

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

The table below shows a summary of the operating cash flow for property casualty insurance (direct method):

(Dollars in millions)	Three months ended March 31,
	2022	2021	% Change
Premiums collected	$1,714	$1,523	13
Loss and loss expenses paid	(890)	(705)	(26)
Commissions and other underwriting expenses paid	(711)	(571)	(25)
Cash flow from underwriting	113	247	(54)
Investment income received	128	121	6
Cash flow from operations	$241	$368	(35)

Collected premiums for property casualty insurance rose $191 million during the first three months of 2022, compared with the same period in 2021. Loss and loss expenses paid for the 2022 period increased $185 million. Commissions and other underwriting expenses paid increased $140 million.

Cincinnati Financial Corporation First-Quarter 2022 10-Q

We discuss our future obligations for claims payments and for underwriting expenses in our 2021 Annual Report on Form 10-K, Item 7, Obligations, Page 96.

Capital Resources
At March 31, 2022, our debt-to-total-capital ratio was 6.5%, considerably below our 35% covenant threshold, with $789 million in long-term debt and $49 million in borrowing on our revolving short-term line of credit. At March 31, 2022, $251 million was available for future cash management needs as part of the general provisions of the line of credit agreement, with another $300 million available as part of an accordion feature. Based on our capital requirements at March 31, 2022, we do not anticipate a material increase in debt levels exceeding the available line of credit amount during the year. As a result, we expect changes in our debt-to-total-capital ratio to continue to be largely a function of the contribution of unrealized investment gains or losses to shareholders' equity. We have an unsecured letter of credit agreement which provides a portion of the capital needed to support Cincinnati Global's obligations at Lloyd's. The amount of this unsecured letter of credit agreement was $94 million at March 31, 2022, with no amounts drawn.

We provide details of our three long-term notes in this quarterly report Item 1, Note 3, Fair Value Measurements. None of the notes are encumbered by rating triggers.

Four independent ratings firms award insurer financial strength ratings to our property casualty insurance companies and three firms rate our life insurance company. Those firms made no changes to our parent company debt ratings during the first three months of 2022. Our debt ratings are discussed in our 2021 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, Long-Term Debt, Page 95.

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

Contractual Obligations
We estimated our future contractual obligations as of December 31, 2021, in our 2021 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 96. There have been no material changes to our estimates of future contractual obligations since our 2021 Annual Report on Form 10-K.

Other Commitments
In addition to our contractual obligations, we have other property casualty operational commitments.
•Commissions – Commissions paid were $499 million in the first three months of 2022. Commission payments generally track with written premiums, except for annual profit-sharing commissions typically paid during the first quarter of the year.
•Other underwriting expenses – Many of our underwriting expenses are not contractual obligations, but reflect the ongoing expenses of our business. Noncommission underwriting expenses paid were $212 million in the first three months of 2022.
There were no contributions to our qualified pension plan during the first three months of 2022.

Cincinnati Financial Corporation First-Quarter 2022 10-Q

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

Uses of Capital
Uses of cash to enhance shareholder return include dividends to shareholders. In January 2022, the board of directors declared regular quarterly cash dividends of 69 cents per share for an indicated annual rate of $2.76 per share. During the first three months of 2022, we used $99 million to pay cash dividends to shareholders.

PROPERTY CASUALTY INSURANCE LOSS AND LOSS EXPENSE RESERVES
For the business lines in the commercial and personal lines insurance segments, and in total for the excess and surplus lines insurance segment and other property casualty insurance operations, the following table details gross reserves among case, IBNR (incurred but not reported) and loss expense reserves, net of salvage and subrogation reserves. Reserving practices are discussed in our 2021 Annual Report on Form 10-K, Item 7, Property Casualty Loss and Loss Expense Obligations and Reserves, Page 97.

Total gross reserves at March 31, 2022, increased $58 million compared with December 31, 2021. Case loss reserves decreased by $4 million, IBNR loss reserves increased by $45 million and loss expense reserves increased by $17 million. The total gross increase was primarily due to our commercial casualty line of business and also Cincinnati Re.

Cincinnati Financial Corporation First-Quarter 2022 10-Q

Property Casualty Gross Reserves

(Dollars in millions)	Loss reserves		Loss expense reserves	Total gross reserves
	Case reserves	IBNR reserves			Percent of total
At March 31, 2022
Commercial lines insurance:
Commercial casualty	$1,045	$791	$710	$2,546	34.9%
Commercial property	348	52	68	468	6.4
Commercial auto	420	218	123	761	10.5
Workers' compensation	426	518	87	1,031	14.1
Other commercial	101	10	120	231	3.2
Subtotal	2,340	1,589	1,108	5,037	69.1
Personal lines insurance:
Personal auto	206	54	58	318	4.4
Homeowner	168	74	42	284	3.9
Other personal	82	88	5	175	2.4
Subtotal	456	216	105	777	10.7
Excess and surplus lines	249	198	163	610	8.4
Cincinnati Re	133	483	4	620	8.5
Cincinnati Global	149	92	2	243	3.3
Total	$3,327	$2,578	$1,382	$7,287	100.0%
At December 31, 2021
Commercial lines insurance:
Commercial casualty	$1,059	$734	$704	$2,497	34.5%
Commercial property	357	82	62	501	6.9
Commercial auto	419	220	124	763	10.6
Workers' compensation	442	503	85	1,030	14.3
Other commercial	91	9	116	216	3.0
Subtotal	2,368	1,548	1,091	5,007	69.3
Personal lines insurance:
Personal auto	211	53	60	324	4.5
Homeowner	168	102	44	314	4.3
Other personal	84	87	5	176	2.4
Subtotal	463	242	109	814	11.2
Excess and surplus lines	233	186	158	577	8.0
Cincinnati Re	117	460	5	582	8.1
Cincinnati Global	150	97	2	249	3.4
Total	$3,331	$2,533	$1,365	$7,229	100.0%

LIFE POLICY AND INVESTMENT CONTRACT RESERVES
Gross life policy and investment contract reserves were $3.027 billion at March 31, 2022, compared with $3.014 billion at year-end 2021, reflecting continued growth in life insurance policies in force. We discuss our life insurance reserving practices in our 2021 Annual Report on Form 10-K, Item 7, Life Insurance Policyholder Obligations and Reserves, Page 103.
Cincinnati Financial Corporation First-Quarter 2022 10-Q

OTHER MATTERS

SIGNIFICANT ACCOUNTING POLICIES
Our significant accounting policies are discussed in our 2021 Annual Report on Form 10-K, Item 8, Note 1, Summary of Significant Accounting Policies, Page 127, and updated in this quarterly report Item 1, Note 1, Accounting Policies.

In conjunction with those discussions, in the Management's Discussion and Analysis in the 2021 Annual Report on Form 10-K, management reviewed the estimates and assumptions used to develop reported amounts related to the most significant policies. Management discussed the development and selection of those accounting estimates with the audit committee of the board of directors.

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

Our view of potential risks and our sensitivity to such risks is discussed in our 2021 Annual Report on Form 10-K, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, Page 112.

The fair value of our investment portfolio was $23.051 billion at March 31, 2022, down $1.286 billion from year-end 2021, including a $646 million decrease in the fixed-maturity portfolio and a $640 million decrease in the equity portfolio.

(Dollars in millions)	At March 31, 2022				At December 31, 2021
	Cost or amortized cost	Percent of total	Fair value	Percent of total	Cost or amortized cost	Percent of total	Fair value	Percent of total
Taxable fixed maturities	$8,470	51.3%	$8,467	36.7%	$8,344	51.0%	$8,858	36.4%
Tax-exempt fixed maturities	3,860	23.4	3,909	17.0	3,886	23.8	4,164	17.1
Common equities	3,743	22.7	10,245	44.4	3,697	22.6	10,862	44.6
Nonredeemable preferred equities	424	2.6	430	1.9	424	2.6	453	1.9
Total	$16,497	100.0%	$23,051	100.0%	$16,351	100.0%	$24,337	100.0%

At March 31, 2022, substantially all of our consolidated investment portfolio, measured at fair value, are classified as Level 1 or Level 2. See Item 1, Note 3, Fair Value Measurements, for additional discussion of our valuation techniques.

In addition to our investment portfolio, the total investments amount reported in our condensed consolidated balance sheets includes Other invested assets. Other invested assets included $249 million of private equity investments, $35 million of real estate through direct property ownership and development projects in the United States, $34 million in Lloyd's deposits and $30 million of life policy loans at March 31, 2022.
Cincinnati Financial Corporation First-Quarter 2022 10-Q

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

In the first three months of 2022, the decrease in fair value of our fixed-maturity portfolio reflected net purchases of securities, offset by a decrease in net unrealized gains, primarily due to an increase in U.S. Treasury yields and to a lesser degree a widening of corporate credit spreads. At March 31, 2022, our fixed-maturity portfolio with an average rating of A3/A was valued at 100.4% of its amortized cost, compared with 106.5% at December 31, 2021.

At March 31, 2022, our investment-grade and noninvestment-grade fixed-maturity securities represented 79.9% and 5.1% of the portfolio, respectively. The remaining 15.0% represented fixed-maturity securities that were not rated by Moody's or S&P Global Ratings.

Attributes of the fixed-maturity portfolio include:

	At March 31, 2022		At December 31, 2021
Weighted average yield-to-amortized cost	4.00%		4.02%
Weighted average maturity	7.9	yrs	8.0	yrs
Effective duration	4.9	yrs	4.8	yrs

We discuss maturities of our fixed-maturity portfolio in our 2021 Annual Report on Form 10-K, Item 8, Note 2, Investments, Page 134, and in this quarterly report Item 2, Investments Results.
Cincinnati Financial Corporation First-Quarter 2022 10-Q

TAXABLE FIXED MATURITIES
Our taxable fixed-maturity portfolio, with a fair value of $8.467 billion at March 31, 2022, included:

(Dollars in millions)	At March 31, 2022	At December 31, 2021
Investment-grade corporate	$6,535	$6,807
States, municipalities and political subdivisions	901	931
Noninvestment-grade corporate	614	690
Commercial mortgage-backed	266	273
United States government	112	123
Foreign government	25	26
Government-sponsored enterprises	14	8
Total	$8,467	$8,858

Our strategy is to buy, and typically hold, fixed-maturity investments to maturity, but we monitor credit profiles and fair value movements when determining holding periods for individual securities. With the exception of United States agency issues that include government-sponsored enterprises, no individual issuer's securities accounted for more than 0.9% of the taxable fixed-maturity portfolio at March 31, 2022. Our investment-grade corporate bonds had an average rating of Baa2 by Moody's or BBB by S&P Global Ratings and represented 77.2% of the taxable fixed-maturity portfolio's fair value at March 31, 2022, compared with 76.9% at year-end 2021.

The heaviest concentration in our investment-grade corporate bond portfolio, based on fair value at
March 31, 2022, was the financial sector. It represented 41.0% of our investment-grade corporate bond portfolio, compared with 41.4% at year-end 2021. The energy sector represented 10.7% and was less than 10% at year-end 2021. No other sector exceeded 10% of our investment-grade corporate bond portfolio.

Our taxable fixed-maturity portfolio at March 31, 2022, included $266 million of commercial mortgage-backed securities with an average rating of Aa2/AA.
TAX-EXEMPT FIXED MATURITIES
At March 31, 2022, we had $3.909 billion of tax-exempt fixed-maturity securities with an average rating of Aa2/AA by Moody's and S&P Global Ratings. We traditionally have purchased municipal bonds focusing on general obligation and essential services issues, such as water, waste disposal or others. The portfolio is well diversified among approximately 1,700 municipal bond issuers. No single municipal issuer accounted for more than 0.6% of the tax-exempt fixed-maturity portfolio at March 31, 2022.

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

Cincinnati Financial Corporation First-Quarter 2022 10-Q

The table below summarizes the effect of hypothetical changes in interest rates on the fair value of the fixed-maturity portfolio:

(Dollars in millions)	Effect from interest rate change in basis points
	-200	-100	-	100	200
At March 31, 2022	$13,620	$12,989	$12,376	$11,763	$11,151
At December 31, 2021	$14,327	$13,656	$13,022	$12,399	$11,768

The effective duration of the fixed-maturity portfolio as of March 31, 2022, was 4.9 years, up from 4.8 years at year-end 2021. The above table is a theoretical presentation showing that an instantaneous, parallel shift in the yield curve of 100 basis points could produce an approximately 5.0% change in the fair value of the fixed-maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value are to changes in the general level of interest rates, exclusive of call features. The fair values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.

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

EQUITY INVESTMENTS
Our equity investments, with a fair value totaling $10.675 billion at March 31, 2022, included $10.245 billion of common stock securities of companies generally with strong indications of paying and growing their dividends. Other criteria we evaluate include increasing sales and earnings, proven management and a favorable outlook. We believe our equity investment style is an appropriate long-term strategy. While our long-term financial position would be affected by prolonged changes in the market valuation of our investments, we believe our strong surplus position and cash flow provide a cushion against short-term fluctuations in valuation. Continued payment of cash dividends by the issuers of our common equity holdings can provide a floor to their valuation.

The table below summarizes the effect of hypothetical changes in market prices on fair value of our equity portfolio.

(Dollars in millions)	Effect from market price change in percent
	-30%	-20%	-10%	—	10%	20%	30%
At March 31, 2022	$7,473	$8,540	$9,608	$10,675	$11,743	$12,810	$13,878
At December 31, 2021	$7,921	$9,052	$10,184	$11,315	$12,447	$13,578	$14,710

At March 31, 2022, Apple Inc. (Nasdaq:AAPL) was our largest single common stock holding with a fair value of $848 million, or 8.3% of our publicly traded common stock portfolio and 3.7% of the total investment portfolio. Forty-four holdings among 10 different sectors each had a fair value greater than $100 million.

Cincinnati Financial Corporation First-Quarter 2022 10-Q

Common Stock Portfolio Industry Sector Distribution

	Percent of common stock portfolio
	At March 31, 2022		At December 31, 2021
	Cincinnati Financial	S&P 500 Industry Weightings	Cincinnati Financial	S&P 500 Industry Weightings
Sector:
Information technology	30.1%	28.0%	31.1%	29.2%
Healthcare	14.2	13.6	13.5	13.3
Financial	13.9	11.1	14.2	10.7
Industrials	11.0	7.9	11.1	7.8
Consumer staples	7.3	6.1	6.9	5.9
Consumer discretionary	7.1	12.0	8.3	12.5
Energy	5.2	3.9	4.0	2.7
Materials	4.1	2.6	4.4	2.5
Utilities	2.9	2.7	2.2	2.5
Real estate	2.6	2.7	2.7	2.8
Telecomm services	1.6	9.4	1.6	10.1
Total	100.0%	100.0%	100.0%	100.0%

UNREALIZED INVESTMENT GAINS AND LOSSES
At March 31, 2022, unrealized investment gains before taxes for the fixed-maturity portfolio totaled $291 million and unrealized investment losses amounted to $245 million before taxes.

The $46 million net unrealized gain position in our fixed-maturity portfolio at March 31, 2022, decreased in the first three months of 2022, primarily due to an increase in U.S. Treasury yields and to a lesser degree a widening of corporate credit spreads. The net gain position for our current fixed-maturity holdings will naturally decline over time as individual securities mature. In addition, changes in interest rates can cause rapid, significant changes in fair values of fixed-maturity securities and the net gain position, as discussed in Quantitative and Qualitative Disclosures About Market Risk.

For federal income tax purposes, taxes on gains from appreciated investments generally are not due until securities are sold. We believe that the appreciated value of equity securities, compared with the cost of securities that is generally used as a tax basis, is a useful measure to help evaluate how fair value can change over time. On this basis, the net unrealized investment gains at March 31, 2022, consisted of a net gain position in our equity portfolio of $6.508 billion. Events or factors such as economic growth or recession can affect the fair value and unrealized investment gains of our equity securities. The five largest holdings in our common stock portfolio were Apple, Microsoft (Nasdaq:MSFT), Accenture Co. (NYSE:ACN), UnitedHealth Group Inc. (NYSE:UNH) and BlackRock Inc. (NYSE:BLK), which had a combined fair value of $2.633 billion.

Unrealized Investment Losses
We expect the number of fixed-maturity securities trading below amortized cost to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, amortized costs for some securities are revised through write-downs recognized in prior periods. At March 31, 2022, 1,377 of the 4,362 fixed-maturity securities we owned had fair values below amortized cost, compared with 278 of the 4,329 securities we owned at year-end 2021. The 1,377 holdings with fair values below amortized cost at March 31, 2022, represented 31.6% of the fair value of our fixed-maturity investment portfolio and $245 million in unrealized losses.
•1,103 of the 1,377 holdings had fair value between 90% and 100% of amortized cost at March 31, 2022. These primarily consist of securities whose current valuation is largely the result of interest rate factors. The fair value of these 1,103 securities was $3.063 billion, and they accounted for $121 million in unrealized losses.
•274 of the 1,377 fixed-maturity holdings had fair value between 70% and 90% of amortized cost at
March 31, 2022. We believe the 274 fixed-maturity securities will continue to pay interest and ultimately pay
Cincinnati Financial Corporation First-Quarter 2022 10-Q

principal upon maturity. The issuers of these 274 securities have strong cash flow to service their debt and meet their contractual obligation to make principal payments. The fair value of these securities was $846 million, and they accounted for $124 million in unrealized losses.
•None of the fixed-maturity holdings had fair value below 70% of amortized cost at March 31, 2022.

The table below reviews fair values and unrealized losses by investment category and by the overall duration of the securities' continuous unrealized loss position.

(Dollars in millions)	Less than 12 months		12 months or more		Total
At March 31, 2022	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
Corporate	$2,603	$157	$78	$9	$2,681	$166
States, municipalities and political subdivisions	977	72	21	4	998	76
Commercial mortgage-backed	128	2	10	—	138	2
United States government	72	1	—	—	72	1
Foreign government	7	—	—	—	7	—
Government-sponsored enterprises	10	—	3	—	13	—
Total	$3,797	$232	$112	$13	$3,909	$245
At December 31, 2021
Fixed maturity securities:
Corporate	$861	$13	$15	$—	$876	$13
States, municipalities and political subdivisions	105	2	2	1	107	3
Commercial mortgage-backed	10	—	11	—	21	—
United States government	48	—	—	—	48	—
Foreign government	16	—	—	—	16	—
Government-sponsored enterprises	7	—	—	—	7	—
Total	$1,047	$15	$28	$1	$1,075	$16

At March 31, 2022, applying our invested asset impairment policy, we determined that the total of $245 million, for securities in an unrealized loss position in the table above, was not the result of a credit loss.

During the first three months of 2022, one fixed-maturity security that was written down to fair value, due to an intention to be sold, and changes in allowance for credit losses were each less than $1 million. During the first three months of 2021, no securities were written down to fair value due to an intention to be sold and we had no allowance for credit losses.

During the full year of 2021, we wrote down five securities and recorded $1 million in impairment charges. At December 31, 2021, 278 fixed-maturity securities with a total unrealized loss of $16 million were in an unrealized loss position. Of that total, no fixed-maturity securities had fair values below 70% of amortized cost.

Cincinnati Financial Corporation First-Quarter 2022 10-Q

The following table summarizes the investment portfolio by severity of decline:

(Dollars in millions)	Number of issues	Amortized cost	Fair value	Gross unrealized gain (loss)	Gross investment income
At March 31, 2022
Taxable fixed maturities:
Fair valued below 70% of amortized cost	—	$—	$—	$—	$—
Fair valued at 70% to less than 100% of amortized cost	974	3,607	3,403	(204)	32
Fair valued at 100% and above of amortized cost	1,146	4,863	5,064	201	58
Investment income on securities sold in current year	—	—	—	—	2
Total	2,120	8,470	8,467	(3)	92
Tax-exempt fixed maturities:
Fair valued below 70% of amortized cost	—	—	—	—	—
Fair valued at 70% to less than 100% of amortized cost	403	547	506	(41)	4
Fair valued at 100% and above of amortized cost	1,839	3,313	3,403	90	27
Investment income on securities sold in current year	—	—	—	—	—
Total	2,242	3,860	3,909	49	31
Fixed-maturities summary:
Fair valued below 70% of amortized cost	—	—	—	—	—
Fair valued at 70% to less than 100% of amortized cost	1,377	4,154	3,909	(245)	36
Fair valued at 100% and above of amortized cost	2,985	8,176	8,467	291	85
Investment income on securities sold in current year	—	—	—	—	2
Total	4,362	$12,330	$12,376	$46	$123

At December 31, 2021
Fixed-maturities summary:
Fair valued below 70% of amortized cost	—	$—	$—	$—	$—
Fair valued at 70% to less than 100% of amortized cost	278	1,091	1,075	(16)	17
Fair valued at 100% and above of amortized cost	4,051	11,139	11,947	808	427
Investment income on securities sold in current year	—	—	—	—	33
Total	4,329	$12,230	$13,022	$792	$477

See our 2021 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Asset Impairment, Page 57.

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures – The company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)).

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company's management, with the participation of the company's chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of March 31, 2022. Based upon that evaluation, the company's chief executive officer and chief financial officer concluded that the design and operation of the company's disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure:
•that information required to be disclosed in the company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and
Cincinnati Financial Corporation First-Quarter 2022 10-Q

•that such information is accumulated and communicated to the company's management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting – During the three months ended March 31, 2022, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There was no significant impact to our internal controls over financial reporting while the majority of our associates were working remotely due to the COVID-19 pandemic.
Cincinnati Financial Corporation First-Quarter 2022 10-Q

Part II – Other Information
Item 1.    Legal Proceedings
Neither the company nor any of our subsidiaries are involved in any litigation believed to be material other than ordinary, routine litigation incidental to the nature of our business.
Item 1A.    Risk Factors
Our risk factors have not changed materially since they were described in our 2021 Annual Report on Form 10-K filed February 24, 2022. Investors should not interpret the disclosure of a risk to imply that the risk has not already materialized.
Cincinnati Financial Corporation First-Quarter 2022 10-Q

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any of our shares that were not registered under the Securities Act during the first three months of 2022. Our repurchase program does not have an expiration date. On January 26, 2018, an additional 15 million shares were authorized, which expanded our current repurchase program. We have 10,701,785 shares available for purchase under our programs at March 31, 2022.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1-31, 2022	—	—	—	11,076,785
February 1-28, 2022	200,000	$120.06	200,000	10,876,785
March 1-31, 2022	175,000	120.03	175,000	10,701,785
Totals	375,000	120.05	375,000

Cincinnati Financial Corporation First-Quarter 2022 10-Q

Item 6.    Exhibits

Exhibit No.	Exhibit Description
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

Cincinnati Financial Corporation First-Quarter 2022 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINCINNATI FINANCIAL CORPORATION
Date: April 28, 2022

/S/ Michael J. Sewell
Michael J. Sewell, CPA
Chief Financial Officer, Senior Vice President and Treasurer
(Principal Accounting Officer)
Cincinnati Financial Corporation First-Quarter 2022 10-Q