Form 10-Q
period 2022-06-30
CINCINNATI FINANCIAL CORP
filed 2022-07-27
CIK 20286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
 (Mark one)
☑       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2022.
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
☐Yes ☑ No
As of July 22, 2022, there were 159,199,453 shares of common stock outstanding.

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED June 30, 2022

Cincinnati Financial Corporation Second-Quarter 2022 10-Q

Part I – Financial Information
Item 1.    Financial Statements (unaudited)

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

(Dollars in millions, except per share data)	June 30,	December 31,
	2022	2021
Assets
Investments
Fixed maturities, at fair value (amortized cost: 2022—$12,497; 2021—$12,230)	$11,933	$13,022
Equity securities, at fair value (cost: 2022—$4,205; 2021—$4,121)	9,510	11,315
Other invested assets	391	329
Total investments	21,834	24,666
Cash and cash equivalents	1,098	1,139
Investment income receivable	141	144
Finance receivable	87	98
Premiums receivable	2,484	2,053
Reinsurance recoverable	531	570
Prepaid reinsurance premiums	113	78
Deferred policy acquisition costs	1,045	905
Land, building and equipment, net, for company use (accumulated depreciation: 2022—$312; 2021—$303)	201	205
Other assets	798	570
Separate accounts	860	959
Total assets	$29,192	$31,387

Liabilities
Insurance reserves
Loss and loss expense reserves	$7,669	$7,305
Life policy and investment contract reserves	3,041	3,014
Unearned premiums	3,867	3,271
Other liabilities	1,248	1,092
Deferred income tax	1,069	1,744
Note payable	44	54
Long-term debt and lease obligations	841	843
Separate accounts	860	959
Total liabilities	18,639	18,282

Commitments and contingent liabilities (Note 12)

Shareholders' Equity
Common stock, par value—$2 per share; (authorized: 2022 and 2021—500 million shares; issued: 2022 and 2021—198.3 million shares)	397	397
Paid-in capital	1,367	1,356
Retained earnings	11,324	12,625
Accumulated other comprehensive income	(423)	648
Treasury stock at cost (2022—39.1 million shares and 2021—38.0 million shares)	(2,112)	(1,921)
Total shareholders' equity	10,553	13,105
Total liabilities and shareholders' equity	$29,192	$31,387

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation Second-Quarter 2022 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Income

(Dollars in millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenues
Earned premiums	$1,773	$1,593	$3,463	$3,137
Investment income, net of expenses	195	175	380	349
Investment gains and losses, net	(1,154)	520	(1,820)	1,024
Fee revenues	3	4	7	7
Other revenues	3	3	5	5
Total revenues	820	2,295	2,035	4,522
Benefits and Expenses
Insurance losses and contract holders' benefits	1,309	915	2,348	1,918
Underwriting, acquisition and insurance expenses	534	490	1,053	929
Interest expense	13	13	26	26
Other operating expenses	5	5	9	9
Total benefits and expenses	1,861	1,423	3,436	2,882
Income (Loss) Before Income Taxes	(1,041)	872	(1,401)	1,640
Provision (Benefit) for Income Taxes
Current	30	75	71	111
Deferred	(263)	94	(391)	206
Total provision (benefit) for income taxes	(233)	169	(320)	317
Net Income (Loss)	$(808)	$703	$(1,081)	$1,323
Per Common Share
Net income (loss)—basic	$(5.06)	$4.36	$(6.76)	$8.21
Net income (loss)—diluted	(5.06)	4.31	(6.76)	8.13

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation Second-Quarter 2022 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net Income (Loss)	$(808)	$703	$(1,081)	$1,323
Other Comprehensive Income (Loss)
Change in unrealized gains and losses on investments, net of tax (benefit) of $(127), $27, $(284) and $(14), respectively	(483)	105	(1,072)	(50)
Amortization of pension actuarial loss and prior service cost, net of tax of $0, $0, $0 and $1, respectively	—	1	—	4
Change in life deferred acquisition costs, life policy reserves and other, net of tax of $0, $0, $0 and $2, respectively	1	—	1	8
Other comprehensive income (loss)	(482)	106	(1,071)	(38)
Comprehensive Income (Loss)	$(1,290)	$809	$(2,152)	$1,285

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Second-Quarter 2022 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Common Stock
Beginning of period	$397	$397	$397	$397
Share-based awards	—	—	—	—
End of period	397	397	397	397

Paid-In Capital
Beginning of period	1,354	1,322	1,356	1,328
Share-based awards	2	2	(12)	(14)
Share-based compensation	9	8	20	17
Other	2	2	3	3
End of period	1,367	1,334	1,367	1,334

Retained Earnings
Beginning of period	12,241	10,603	12,625	10,085
Net income (loss)	(808)	703	(1,081)	1,323
Dividends declared	(109)	(101)	(220)	(203)
End of period	11,324	11,205	11,324	11,205

Accumulated Other Comprehensive Income
Beginning of period	59	625	648	769
Other comprehensive income (loss)	(482)	106	(1,071)	(38)
End of period	(423)	731	(423)	731

Treasury Stock
Beginning of period	(1,959)	(1,809)	(1,921)	(1,790)
Share-based awards	3	3	12	15
Shares acquired - share repurchase authorization	(151)	—	(196)	(28)
Shares acquired - share-based compensation plans	(6)	(4)	(8)	(7)
Other	1	1	1	1
End of period	(2,112)	(1,809)	(2,112)	(1,809)

Total Shareholders' Equity	$10,553	$11,858	$10,553	$11,858

(In millions, except per common share)
Common Stock - Shares Outstanding
Beginning of period	160.3	161.0	160.3	160.9
Share-based awards	0.1	0.1	0.5	0.5
Shares acquired - share repurchase authorization	(1.2)	—	(1.6)	(0.3)
End of period	159.2	161.1	159.2	161.1

Dividends declared per common share	$0.69	$0.63	$1.38	$1.26

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation Second-Quarter 2022 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

(Dollars in millions)	Six months ended June 30,
	2022	2021
Cash Flows From Operating Activities
Net income (loss)	$(1,081)	$1,323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55	46
Investment gains and losses, net	1,829	(1,011)
Share-based compensation	20	17
Interest credited to contract holders	23	23
Deferred income tax expense	(391)	206
Changes in:
Investment income receivable	3	(2)
Premiums and reinsurance receivable	(427)	(365)
Deferred policy acquisition costs	(130)	(94)
Other assets	(29)	(23)
Loss and loss expense reserves	364	273
Life policy and investment contract reserves	35	55
Unearned premiums	596	457
Other liabilities	(31)	23
Current income tax receivable/payable	(81)	(11)
Net cash provided by operating activities	755	917
Cash Flows From Investing Activities
Sale of fixed maturities	190	73
Call or maturity of fixed maturities	512	690
Sale of equity securities	178	110
Purchase of fixed maturities	(942)	(1,228)
Purchase of equity securities	(218)	(152)
Investment in finance receivables	(10)	(22)
Collection of finance receivables	21	18
Investment in building and equipment	(8)	(9)
Change in other invested assets, net	(47)	(6)
Net cash used in investing activities	(324)	(526)
Cash Flows From Financing Activities
Payment of cash dividends to shareholders	(208)	(195)
Shares acquired - share repurchase authorization	(196)	(28)
Changes in note payable	(10)	5
Proceeds from stock options exercised	6	8
Contract holders' funds deposited	34	47
Contract holders' funds withdrawn	(62)	(75)
Other	(36)	(50)
Net cash used in financing activities	(472)	(288)
Net change in cash and cash equivalents	(41)	103
Cash and cash equivalents at beginning of year	1,139	900
Cash and cash equivalents at end of period	$1,098	$1,003
Supplemental Disclosures of Cash Flow Information:
Interest paid	$26	$26
Income taxes paid	142	113
Noncash Activities
Equipment acquired under finance lease obligations	$6	$8
Share-based compensation	24	21
Other assets and other liabilities	180	83

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation Second-Quarter 2022 10-Q

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

Our June 30, 2022, condensed consolidated financial statements are unaudited. We believe that we have made all adjustments, consisting only of normal recurring accruals, that are necessary for fair presentation. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our 2021 Annual Report on Form 10-K. The results of operations for interim periods do not necessarily indicate results to be expected for the full year.

The company continues to monitor the impact of the coronavirus (SARS-CoV-2 or COVID-19) pandemic outbreak. The company cannot predict the impact the pandemic will have on its future consolidated financial position, results of operations and cash flows, however the impact could be material.

Pending Accounting Updates
ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts
In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. ASU 2018-12 requires changes to the measurement and disclosure of long-duration insurance contracts. In November 2020, the FASB issued an ASU that delayed the effective date of ASU 2018-12 to interim and annual reporting periods beginning after December 15, 2022. We plan to adopt these ASUs on a modified retrospective basis on January 1, 2023.

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

Based on market value discount rates and other assumptions that existed at March 31, 2022, management estimated that adoption would have a material impact. However, based on current conditions, primarily an increase in market value discount rates, management estimates at June 30, 2022, that adoption would not have a material impact and would have resulted in an after-tax reduction to shareholders' equity of approximately $50 million. The ultimate impact of adoption of these ASUs will be affected by the market value discount rates and other assumptions determined at the January 1, 2023, adoption date. The company is in the process of addressing necessary remaining implementation-related items, including modifications to reporting and analysis capabilities as well as actuarial systems and associated data processes. Further, the company continues to refine its accounting policy decisions associated with the new guidance. Additional impacts of these ASUs on our company's consolidated financial position, results of operations and cash flows are being further evaluated by management.

Cincinnati Financial Corporation Second-Quarter 2022 10-Q

NOTE 2 – Investments
The following table provides amortized cost, gross unrealized gains, gross unrealized losses and fair value for our fixed-maturity securities:

(Dollars in millions)	Amortized cost	Gross unrealized		Fair value
At June 30, 2022		gains	losses
Fixed maturity securities:
Corporate	$7,167	$60	$424	$6,803
States, municipalities and political subdivisions	4,845	38	229	4,654
Commercial mortgage-backed	256	—	7	249
United States government	146	—	2	144
Government-sponsored enterprises	60	—	—	60
Foreign government	23	—	—	23
Total	$12,497	$98	$662	$11,933
At December 31, 2021
Fixed maturity securities:
Corporate	$7,043	$467	$13	$7,497
States, municipalities and political subdivisions	4,768	330	3	5,095
Commercial mortgage-backed	264	9	—	273
United States government	121	2	—	123
Government-sponsored enterprises	8	—	—	8
Foreign government	26	—	—	26
Total	$12,230	$808	$16	$13,022

The net unrealized investment losses in our fixed-maturity portfolio at June 30, 2022, are primarily due to an increase in U.S. Treasury yields and a widening of corporate credit spreads. Our commercial mortgage-backed securities had an average rating of Aa2/AA- and Aa2/AA at June 30, 2022, and December 31, 2021, respectively.

Cincinnati Financial Corporation Second-Quarter 2022 10-Q

The table below provides fair values and gross unrealized losses by investment category and by the duration of the securities' continuous unrealized loss positions:

(Dollars in millions)	Less than 12 months		12 months or more		Total
At June 30, 2022	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
Corporate	$4,768	$398	$107	$26	$4,875	$424
States, municipalities and political subdivisions	2,341	223	20	6	2,361	229
Commercial mortgage-backed	237	7	10	—	247	7
United States government	85	2	11	—	96	2
Government-sponsored enterprises	36	—	3	—	39	—
Foreign government	16	—	—	—	16	—
Total	$7,483	$630	$151	$32	$7,634	$662
At December 31, 2021
Fixed maturity securities:
Corporate	$861	$13	$15	$—	$876	$13
States, municipalities and political subdivisions	105	2	2	1	107	3
Commercial mortgage-backed	10	—	11	—	21	—
United States government	48	—	—	—	48	—
Government-sponsored enterprises	7	—	—	—	7	—
Foreign government	16	—	—	—	16	—
Total	$1,047	$15	$28	$1	$1,075	$16

Contractual maturity dates for fixed-maturities securities were:

(Dollars in millions)	Amortized cost	Fair value	% of fair value
At June 30, 2022
Maturity dates:
Due in one year or less	$645	$645	5.4%
Due after one year through five years	3,721	3,670	30.8
Due after five years through ten years	3,519	3,416	28.6
Due after ten years	4,612	4,202	35.2
Total	$12,497	$11,933	100.0%

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Cincinnati Financial Corporation Second-Quarter 2022 10-Q

The following table provides investment income and investment gains and losses, net:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Investment income:
Interest	$124	$117	$247	$235
Dividends	72	60	137	118
Other	2	1	3	3
Total	198	178	387	356
Less investment expenses	3	3	7	7
Total	$195	$175	$380	$349

Investment gains and losses, net:
Equity securities:
Investment gains and losses on securities sold, net	$5	$—	$37	$6
Unrealized gains and losses on securities still held, net	(1,175)	489	(1,882)	974
Subtotal	(1,170)	489	(1,845)	980
Fixed maturities:
Gross realized gains	2	11	6	14
Gross realized losses	(2)	(2)	(3)	(2)
Subtotal	—	9	3	12

Other	16	22	22	32
Total	$(1,154)	$520	$(1,820)	$1,024

The fair value of our equity portfolio was $9.510 billion and $11.315 billion at June 30, 2022, and December 31, 2021, respectively. At June 30, 2022, and December 31, 2021, Apple Inc. (Nasdaq:AAPL), an equity holding, was our largest single investment holding with a fair value of $664 million and $862 million, which was 7.3% and 7.9% of our publicly traded common equities portfolio and 3.1% and 3.5% of the total investment portfolio, respectively.

At June 30, 2022, and December 31, 2021, the allowance for credit losses, including changes in the amount during each period, was less than $1 million. During the three and six months ended June 30, 2022, there were one and two fixed-maturity securities, respectively, that were written down to fair value due to an intention to be sold resulting in impairment charges of less than $1 million for each period. During the three and six months ended June 30, 2021, there were no fixed-maturity securities that were written down to fair value due to an intention to be sold.

At June 30, 2022, 2,735 fixed-maturity securities with a total unrealized loss of $662 million were in an unrealized loss position. Of that total, seven fixed-maturity securities had fair values below 70% of amortized cost. At December 31, 2021, 278 fixed-maturity securities with a total unrealized loss of $16 million were in an unrealized loss position. Of that total, no fixed-maturity securities had fair values below 70% of amortized cost.

Cincinnati Financial Corporation Second-Quarter 2022 10-Q

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

Fair Value Disclosures for Assets
The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis at June 30, 2022, and December 31, 2021. We do not have any liabilities carried at fair value.

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At June 30, 2022
Fixed maturities, available for sale:
Corporate	$—	$6,803	$—	$6,803
States, municipalities and political subdivisions	—	4,654	—	4,654
Commercial mortgage-backed	—	249	—	249
United States government	144	—	—	144
Government-sponsored enterprises	—	60	—	60
Foreign government	—	23	—	23
Subtotal	144	11,789	—	11,933
Common equities	9,092	—	—	9,092
Nonredeemable preferred equities	—	418	—	418
Separate accounts taxable fixed maturities	—	844	—	844
Top Hat savings plan mutual funds and common equity (included in Other assets)	60	—	—	60
Total	$9,296	$13,051	$—	$22,347

At December 31, 2021
Fixed maturities, available for sale:
Corporate	$—	$7,497	$—	$7,497
States, municipalities and political subdivisions	—	5,095	—	5,095
Commercial mortgage-backed	—	273	—	273
United States government	123	—	—	123
Government-sponsored enterprises	—	8	—	8
Foreign government	—	26	—	26
Subtotal	123	12,899	—	13,022
Common equities	10,862	—	—	10,862
Nonredeemable preferred equities	—	453	—	453
Separate accounts taxable fixed maturities	—	948	—	948
Top Hat savings plan mutual funds and common equity (included in Other assets)	64	—	—	64
Total	$11,049	$14,300	$—	$25,349

Cincinnati Financial Corporation Second-Quarter 2022 10-Q

We also held Level 1 cash and cash equivalents of $1.098 billion and $1.139 billion at June 30, 2022, and December 31, 2021, respectively.

Fair Value Disclosures for Assets and Liabilities Not Carried at Fair Value
The disclosures below are presented to provide information about the effects of current market conditions on financial instruments that are not reported at fair value in our condensed consolidated financial statements.

This table summarizes the book value and principal amounts of our long-term debt:

(Dollars in millions)			Book value		Principal amount
Interest rate	Year of issue		June 30,	December 31,	June 30,	December 31,
			2022	2021	2022	2021
6.900%	1998	Senior debentures, due 2028	$27	$27	$28	$28
6.920%	2005	Senior debentures, due 2028	391	391	391	391
6.125%	2004	Senior notes, due 2034	371	371	374	374
Total			$789	$789	$793	$793

The following table shows fair values of our note payable and long-term debt:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At June 30, 2022
Note payable	$—	$44	$—	$44
6.900% senior debentures, due 2028	—	31	—	31
6.920% senior debentures, due 2028	—	443	—	443
6.125% senior notes, due 2034	—	426	—	426
Total	$—	$944	$—	$944

At December 31, 2021
Note payable	$—	$54	$—	$54
6.900% senior debentures, due 2028	—	34	—	34
6.920% senior debentures, due 2028	—	501	—	501
6.125% senior notes, due 2034	—	510	—	510
Total	$—	$1,099	$—	$1,099

Cincinnati Financial Corporation Second-Quarter 2022 10-Q

The following table shows the fair value of our life policy loans included in other invested assets and the fair values of our deferred annuities and structured settlements included in life policy and investment contract reserves:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At June 30, 2022
Life policy loans	$—	$—	$39	$39

Deferred annuities	—	—	649	649
Structured settlements	—	155	—	155
Total	$—	$155	$649	$804

At December 31, 2021
Life policy loans	$—	$—	$44	$44

Deferred annuities	—	—	778	778
Structured settlements	—	201	—	201
Total	$—	$201	$778	$979

Outstanding principal and interest for these life policy loans totaled $31 million at June 30, 2022, and
December 31, 2021.

Recorded reserves for the deferred annuities were $755 million and $762 million at June 30, 2022, and December 31, 2021, respectively. Recorded reserves for the structured settlements were $133 million and $136 million at June 30, 2022, and December 31, 2021, respectively.

Cincinnati Financial Corporation Second-Quarter 2022 10-Q

NOTE 4 – Property Casualty Loss and Loss Expenses
This table summarizes activity for our consolidated property casualty loss and loss expense reserves:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Gross loss and loss expense reserves, beginning of period	$7,287	$6,880	$7,229	$6,677
Less reinsurance recoverable	319	262	327	277
Net loss and loss expense reserves, beginning of period	6,968	6,618	6,902	6,400
Net incurred loss and loss expenses related to:
Current accident year	1,299	949	2,296	1,982
Prior accident years	(59)	(119)	(100)	(229)
Total incurred	1,240	830	2,196	1,753
Net paid loss and loss expenses related to:
Current accident year	368	334	537	477
Prior accident years	524	433	1,245	995
Total paid	892	767	1,782	1,472
Net loss and loss expense reserves, end of period	7,316	6,681	7,316	6,681
Plus reinsurance recoverable	287	274	287	274
Gross loss and loss expense reserves, end of period	$7,603	$6,955	$7,603	$6,955

We use actuarial methods, models and judgment to estimate, as of a financial statement date, the property casualty loss and loss expense reserves required to pay for and settle all outstanding insured claims, including incurred but not reported (IBNR) claims, as of that date. The actuarial estimate is subject to review and adjustment by an inter-departmental committee that includes actuarial, claims, underwriting, loss prevention and accounting management. This committee is familiar with relevant company and industry business, claims and underwriting trends, as well as general economic and legal trends that could affect future loss and loss expense payments. The amount we will actually have to pay for claims can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate. The reserve for loss and loss expenses in the condensed consolidated balance sheets also included $66 million at June 30, 2022, and $64 million at June 30, 2021, for certain life and health loss and loss expense reserves.

For the three months ended June 30, 2022, we experienced $59 million of favorable development on prior accident years, including $29 million of favorable development in commercial lines, $14 million of favorable development in personal lines and $1 million of favorable development in excess and surplus lines. Within commercial lines, we recognized favorable reserve development of $18 million for the workers' compensation line and $7 million for the commercial property line due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. Within personal lines, we recognized favorable reserve development of $16 million for the homeowner line.

For the six months ended June 30, 2022, we experienced $100 million of favorable development on prior accident years, including $47 million of favorable development in commercial lines, $48 million of favorable development in personal lines and $6 million of favorable development in excess and surplus lines. Within commercial lines, we recognized favorable reserve development of $27 million for the workers' compensation line and $12 million for the commercial property line due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. Within personal lines, we recognized favorable reserve development of $46 million for the homeowner line.

Cincinnati Financial Corporation Second-Quarter 2022 10-Q

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
Cincinnati Financial Corporation Second-Quarter 2022 10-Q

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

This table summarizes our life policy and investment contract reserves:

(Dollars in millions)	June 30, 2022	December 31, 2021
Life policy reserves:
Ordinary/traditional life	$1,414	$1,376
Other	52	52
Subtotal	1,466	1,428
Investment contract reserves:
Deferred annuities	755	762
Universal life	679	679
Structured settlements	133	136
Other	8	9
Subtotal	1,575	1,586
Total life policy and investment contract reserves	$3,041	$3,014

Cincinnati Financial Corporation Second-Quarter 2022 10-Q

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

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Property casualty:
Deferred policy acquisition costs asset, beginning of period	$665	$586	$602	$542
Capitalized deferred policy acquisition costs	375	325	739	637
Amortized deferred policy acquisition costs	(317)	(281)	(618)	(549)
Deferred policy acquisition costs asset, end of period	$723	$630	$723	$630

Life:
Deferred policy acquisition costs asset, beginning of period	$314	$294	$303	$263
Capitalized deferred policy acquisition costs	15	15	30	29
Amortized deferred policy acquisition costs	(11)	(14)	(21)	(23)
Shadow deferred policy acquisition costs	4	(1)	10	25
Deferred policy acquisition costs asset, end of period	$322	$294	$322	$294

Consolidated:
Deferred policy acquisition costs asset, beginning of period	$979	$880	$905	$805
Capitalized deferred policy acquisition costs	390	340	769	666
Amortized deferred policy acquisition costs	(328)	(295)	(639)	(572)
Shadow deferred policy acquisition costs	4	(1)	10	25
Deferred policy acquisition costs asset, end of period	$1,045	$924	$1,045	$924

No premium deficiencies were recorded in the condensed consolidated statements of income, as the sum of the anticipated loss and loss expenses, policyholder dividends and unamortized deferred acquisition expenses did not exceed the related unearned premiums and anticipated investment income.

Cincinnati Financial Corporation Second-Quarter 2022 10-Q

NOTE 7 – Accumulated Other Comprehensive Income
Accumulated other comprehensive income (AOCI) includes changes in unrealized gains and losses on investments, changes in pension obligations and changes in life deferred acquisition costs, life policy reserves and other as follows:

(Dollars in millions)	Three months ended June 30,
	2022			2021
	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, beginning of period	$46	$8	$38	$830	$174	$656
OCI before investment gains and losses, net, recognized in net income	(610)	(127)	(483)	141	28	113
Investment gains and losses, net, recognized in net income	—	—	—	(9)	(1)	(8)
OCI	(610)	(127)	(483)	132	27	105
AOCI, end of period	$(564)	$(119)	$(445)	$962	$201	$761

Pension obligations:
AOCI, beginning of period	$27	$7	$20	$(37)	$(6)	$(31)
OCI excluding amortization recognized in net income	—	—	—	—	—	—
Amortization recognized in net income	—	—	—	1	—	1
OCI	—	—	—	1	—	1
AOCI, end of period	$27	$7	$20	$(36)	$(6)	$(30)

Life deferred acquisition costs, life policy reserves and other:
AOCI, beginning of period	$1	$—	$1	$—	$—	$—
OCI before investment gains and losses, net, recognized in net income	1	—	1	—	—	—
Investment gains and losses, net, recognized in net income	—	—	—	—	—	—
OCI	1	—	1	—	—	—
AOCI, end of period	$2	$—	$2	$—	$—	$—

Summary of AOCI:
AOCI, beginning of period	$74	$15	$59	$793	$168	$625
Investments OCI	(610)	(127)	(483)	132	27	105
Pension obligations OCI	—	—	—	1	—	1
Life deferred acquisition costs, life policy reserves and other OCI	1	—	1	—	—	—
Total OCI	(609)	(127)	(482)	133	27	106
AOCI, end of period	$(535)	$(112)	$(423)	$926	$195	$731

Cincinnati Financial Corporation Second-Quarter 2022 10-Q

(Dollars in millions)	Six months ended June 30,
	2022			2021
	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, beginning of period	$792	$165	$627	$1,026	$215	$811
OCI before investment gains and losses, net, recognized in net income	(1,353)	(284)	(1,069)	(52)	(11)	(41)
Investment gains and losses, net, recognized in net income	(3)	—	(3)	(12)	(3)	(9)
OCI	(1,356)	(284)	(1,072)	(64)	(14)	(50)
AOCI, end of period	$(564)	$(119)	$(445)	$962	$201	$761

Pension obligations:
AOCI, beginning of period	$27	$7	$20	$(41)	$(7)	$(34)
OCI excluding amortization recognized in net income	—	—	—	2	—	2
Amortization recognized in net income	—	—	—	3	1	2
OCI	—	—	—	5	1	4
AOCI, end of period	$27	$7	$20	$(36)	$(6)	$(30)

Life deferred acquisition costs, life policy reserves and other:
AOCI, beginning of period	$1	$—	$1	$(10)	$(2)	$(8)
OCI before investment gains and losses, net, recognized in net income	1	—	1	10	2	8
Investment gains and losses, net, recognized in net income	—	—	—	—	—	—
OCI	1	—	1	10	2	8
AOCI, end of period	$2	$—	$2	$—	$—	$—

Summary of AOCI:
AOCI, beginning of period	$820	$172	$648	$975	$206	$769
Investments OCI	(1,356)	(284)	(1,072)	(64)	(14)	(50)
Pension obligations OCI	—	—	—	5	1	4
Life deferred acquisition costs, life policy reserves and other OCI	1	—	1	10	2	8
Total OCI	(1,355)	(284)	(1,071)	(49)	(11)	(38)
AOCI, end of period	$(535)	$(112)	$(423)	$926	$195	$731

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

Cincinnati Financial Corporation Second-Quarter 2022 10-Q

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

The table below summarizes our consolidated property casualty insurance net written premiums, earned premiums and incurred loss and loss expenses:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Direct written premiums	$1,871	$1,649	$3,574	$3,194
Assumed written premiums	193	161	456	366
Ceded written premiums	(100)	(96)	(167)	(153)
Net written premiums	$1,964	$1,714	$3,863	$3,407

Direct earned premiums	$1,631	$1,465	$3,192	$2,894
Assumed earned premiums	134	109	255	210
Ceded earned premiums	(68)	(60)	(132)	(115)
Earned premiums	$1,697	$1,514	$3,315	$2,989

Direct incurred loss and loss expenses	$1,174	$781	$2,069	$1,649
Assumed incurred loss and loss expenses	67	54	140	132
Ceded incurred loss and loss expenses	(1)	(5)	(13)	(28)
Incurred loss and loss expenses	$1,240	$830	$2,196	$1,753

Our life insurance company purchases reinsurance for protection of a portion of the risks that are written. Primary components of our life reinsurance program include individual mortality coverage, aggregate catastrophe and accidental death coverage in excess of certain deductibles.

Cincinnati Financial Corporation Second-Quarter 2022 10-Q

The table below summarizes our consolidated life insurance earned premiums and contract holders' benefits incurred:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Direct earned premiums	$96	$98	$186	$185
Ceded earned premiums	(20)	(19)	(38)	(37)
Earned premiums	$76	$79	$148	$148

Direct contract holders' benefits incurred	91	100	205	207
Ceded contract holders' benefits incurred	(22)	(15)	(53)	(42)
Contract holders' benefits incurred	$69	$85	$152	$165

The ceded benefits incurred can vary depending on the type of life insurance policy held and the year the policy was issued.

At June 30, 2022, and December 31, 2021, the allowance for uncollectible property casualty premiums was $14 million. At June 30, 2022, and December 31, 2021, the allowances for credit losses on other premiums receivable and recoverable assets were immaterial.
Cincinnati Financial Corporation Second-Quarter 2022 10-Q

NOTE 9 – Income Taxes
The differences between the 21% statutory federal income tax rate and our effective income tax rate were as follows:

(Dollars in millions)	Three months ended June 30,				Six months ended June 30,
	2022		2021		2022		2021
Tax at statutory rate:	$(218)	21.0%	$183	21.0%	$(294)	21.0%	$344	21.0%
Increase (decrease) resulting from:
Tax-exempt income from municipal bonds	(5)	0.5	(5)	(0.6)	(10)	0.7	(10)	(0.6)
Dividend received exclusion	(5)	0.5	(4)	(0.5)	(10)	0.7	(9)	(0.5)
Other	(5)	0.4	(5)	(0.5)	(6)	0.4	(8)	(0.6)
Provision (benefit) for income taxes	$(233)	22.4%	$169	19.4%	$(320)	22.8%	$317	19.3%

The provision (benefit) for federal income taxes is based upon filing a consolidated income tax return for the company and its domestic subsidiaries.

We continue to believe that after considering all positive and negative evidence of taxable income in the carryback and carryforward periods as permitted by law, it is more likely than not that all of the deferred tax assets on our U.S. domestic operations will be realized. As a result, we have no valuation allowance for our U.S. domestic operations at June 30, 2022, and December 31, 2021. As more fully discussed below, we do carry a valuation allowance on the deferred tax assets related to Cincinnati Global Underwriting Ltd.SM (Cincinnati Global).

Unrecognized Tax Benefits
At June 30, 2022, and December 31, 2021, we had a gross unrecognized tax benefit of $34 million. There were no changes to this amount during the first half of 2022. It is reasonably possible that within the next 12 months, our unrecognized tax benefit could change when the IRS completes its examination of the tax year ended December 31, 2018.

Cincinnati Global
As a result of operations for the three and six months ended June 30, 2022, Cincinnati Global decreased its net deferred tax assets by $8 million and $11 million with an offsetting decrease of $8 million and $11 million to the valuation allowance. At June 30, 2022, Cincinnati Global had a net deferred tax asset of $42 million and an offsetting valuation allowance of $42 million.

Deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized. After considering all positive and negative evidence, we continue to believe it is appropriate to carry a valuation allowance at June 30, 2022.

At June 30, 2022, and December 31, 2021, Cincinnati Global had operating loss carryforwards in the United States of $6 million and $8 million, respectively, and in the United Kingdom of $125 million and $130 million, respectively. These Cincinnati Global losses can only be utilized within the Cincinnati Global group in both the United States and in the United Kingdom and cannot offset the income of our domestic operations in the United States.

Cincinnati Financial Corporation Second-Quarter 2022 10-Q

NOTE 10 – Net Income (Loss) Per Common Share
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are computed based on the weighted average number of common and dilutive potential common shares outstanding using the treasury stock method. The table shows calculations for basic and diluted earnings per share:

(In millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)—basic and diluted	$(808)	$703	$(1,081)	$1,323
Denominator:
Basic weighted-average common shares outstanding	159.6	161.1	160.0	161.1
Effect of share-based awards:
Stock options	—	1.2	—	1.0
Nonvested shares	—	0.6	—	0.6
Diluted weighted-average shares	159.6	162.9	160.0	162.7
Earnings (loss) per share:
Basic	$(5.06)	$4.36	$(6.76)	$8.21
Diluted	$(5.06)	$4.31	$(6.76)	$8.13
Number of anti-dilutive share-based awards	2.0	0.4	2.2	1.0

In accordance with Accounting Standards Codification 260, Earnings per Share, the assumed exercise of share-based awards were excluded from the computation of diluted loss per share for the three and six months ended June 30, 2022. See our 2021 Annual Report on Form 10-K, Item 8, Note 17, Share-Based Associate Compensation Plans, Page 169, for information about share-based awards. The above table shows the number of anti-dilutive share-based awards for the three and six months ended June 30, 2022 and 2021. These share-based awards were not included in the computation of net income (loss) per common share (diluted) because their exercise would have anti-dilutive effects.

NOTE 11 – Employee Retirement Benefits
The following summarizes the components of net periodic (benefit) cost for our qualified and supplemental pension plans:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Service cost	$3	$3	$5	$5
Non-service (benefit) costs:
Interest cost	2	3	5	5
Expected return on plan assets	(5)	(6)	(11)	(11)
Amortization of actuarial loss and prior service cost	—	1	—	3
Other	—	—	—	2
Total non-service benefit	(3)	(2)	(6)	(1)
Net periodic (benefit) cost	$—	$1	$(1)	$4

See our 2021 Annual Report on Form 10-K, Item 8, Note 13, Employee Retirement Benefits, Page 162, for information on our retirement benefits. The net periodic (benefit) cost is allocated in the same proportion primarily to the underwriting, acquisition and insurance expenses line item with the remainder allocated to the insurance losses and contract holders' benefits line item on the condensed consolidated statements of income for both 2022 and 2021.

Cincinnati Financial Corporation Second-Quarter 2022 10-Q

We made matching contributions totaling $6 million and $5 million to our 401(k) and Top Hat savings plans during the second quarter of 2022 and 2021 and contributions of $14 million and $11 million for the first half of 2022 and 2021.

We made no contributions to our qualified pension plan during the first six months of 2022.

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

In addition to the inherent difficulty in predicting litigation outcomes, the COVID-19 pandemic business income coverage lawsuits present a number of uncertainties and contingencies that are not yet known, including how many policyholders will ultimately file claims, the number of lawsuits that will be filed, the extent to which any class may be certified, and the size and scope of any such classes. The legal theories advanced by plaintiffs vary by case as do the state laws that govern the policy interpretation. These lawsuits are at various stages of litigation: a few filed in 2022, including several that continue to be amended; several that have been dismissed voluntarily and may be refiled; and others that have been dismissed by trial courts and appealed. While appellate decisions issued to date generally have been favorable for the insurance industry and the company, many remain to be decided. In some jurisdictions, many cases have been stayed pending appellate decisions in their state or federal circuit. Accordingly, little discovery has occurred on pending cases. In addition, business income calculations depend upon a wide range of factors that are particular to the circumstances of each individual policyholder and, here, virtually none of the plaintiffs have submitted proofs of loss or otherwise quantified or factually supported any allegedly covered loss. Moreover, the company’s experience shows that demands for damages often bear little relation to a reasonable estimate of potential loss. Accordingly, management cannot now reasonably estimate the possible loss or range of loss, if any. Nonetheless, given the number of claims and potential claims, the indeterminate amounts sought, and the inherent unpredictability of litigation, it is possible that adverse outcomes, if any, in the aggregate could have a material adverse effect on the company’s consolidated financial position, results of operations and cash flows.

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
Cincinnati Financial Corporation Second-Quarter 2022 10-Q

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

Cincinnati Financial Corporation Second-Quarter 2022 10-Q

Segment information is summarized in the following table:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenues:
Commercial lines insurance
Commercial casualty	$350	$312	$686	$615
Commercial property	280	259	554	512
Commercial auto	210	198	415	391
Workers' compensation	68	68	136	135
Other commercial	86	74	165	144
Commercial lines insurance premiums	994	911	1,956	1,797
Fee revenues	1	1	2	2
Total commercial lines insurance	995	912	1,958	1,799

Personal lines insurance
Personal auto	155	152	307	305
Homeowner	202	178	397	352
Other personal	56	52	111	101
Personal lines insurance premiums	413	382	815	758
Fee revenues	1	1	2	2
Total personal lines insurance	414	383	817	760

Excess and surplus lines insurance	124	95	236	184
Fee revenues	—	1	1	1
Total excess and surplus lines insurance	124	96	237	185

Life insurance premiums	76	79	148	148
Fee revenues	1	1	2	2
Total life insurance	77	80	150	150

Investments
Investment income, net of expenses	195	175	380	349
Investment gains and losses, net	(1,154)	520	(1,820)	1,024
Total investment revenue	(959)	695	(1,440)	1,373

Other
Premiums	166	126	308	250
Other	3	3	5	5
Total other revenues	169	129	313	255
Total revenues	$820	$2,295	$2,035	$4,522

Income (loss) before income taxes:
Insurance underwriting results
Commercial lines insurance	$(62)	$145	$14	$275
Personal lines insurance	(49)	29	16	26
Excess and surplus lines insurance	19	10	35	18
Life insurance	13	(2)	11	(4)
Investments	(987)	668	(1,495)	1,320
Other	25	22	18	5
Total income (loss) before income taxes	$(1,041)	$872	$(1,401)	$1,640

Identifiable assets:	June 30, 2022	December 31, 2021
Property casualty insurance	$4,945	$4,421
Life insurance	1,486	1,590
Investments	21,590	24,481
Other	1,171	895
Total	$29,192	$31,387

Cincinnati Financial Corporation Second-Quarter 2022 10-Q

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
◦The continuing duration of the pandemic and governmental actions to limit the spread of the virus that may produce additional economic losses
◦The number of policyholders that will ultimately submit claims or file lawsuits
◦The lack of submitted proofs of loss for allegedly covered claims
◦Judicial rulings in similar litigation involving other companies in the insurance industry
◦Differences in state laws and developing case law
◦Litigation trends, including varying legal theories advanced by policyholders
◦Whether and to what degree any class of policyholders may be certified
◦The inherent unpredictability of litigation
•Unusually high levels of catastrophe losses due to risk concentrations, changes in weather patterns (whether as a result of global climate change or otherwise), environmental events, war or political unrest, terrorism incidents, cyberattacks, civil unrest or other causes
•Increased frequency and/or severity of claims or development of claims that are unforeseen at the time of policy issuance, due to inflationary trends or other causes
•Inadequate estimates or assumptions, or reliance on third-party data used for critical accounting estimates
•Declines in overall stock market values negatively affecting our equity portfolio and book value
Cincinnati Financial Corporation Second-Quarter 2022 10-Q

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
Cincinnati Financial Corporation Second-Quarter 2022 10-Q

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

Cincinnati Financial Corporation Second-Quarter 2022 10-Q

CORPORATE FINANCIAL HIGHLIGHTS
Net Income and Comprehensive Income Data

(Dollars in millions, except per share data)	Three months ended June 30,			Six months ended June 30,
	2022	2021	% Change	2022	2021	% Change
Earned premiums	$1,773	$1,593	11	$3,463	$3,137	10
Investment income, net of expenses (pretax)	195	175	11	380	349	9
Investment gains and losses, net (pretax)	(1,154)	520	nm	(1,820)	1,024	nm
Total revenues	820	2,295	(64)	2,035	4,522	(55)
Net income (loss)	(808)	703	nm	(1,081)	1,323	nm
Comprehensive income (loss)	(1,290)	809	nm	(2,152)	1,285	nm
Net income (loss) per share—diluted	(5.06)	4.31	nm	(6.76)	8.13	nm
Cash dividends declared per share	0.69	0.63	10	1.38	1.26	10
Diluted weighted average shares outstanding	159.6	162.9	(2)	160.0	162.7	(2)

Total revenues decreased $1.475 billion for the second quarter of 2022, compared with the second quarter of 2021, as a reduction in net investment gains offset increases in earned premiums and investment income. For the first six months of 2022, compared with the same period of 2021, total revenues decreased $2.487 billion, as higher earned premiums and investment income were offset by a reduction in net investment gains. Premium and investment revenue trends are discussed further in the respective sections of Financial Results.

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

The net loss for the second quarter of 2022, compared with second-quarter 2021 net income, was a change of $1.511 billion, including a decrease of $1.323 billion in after-tax net investment gains and losses and a decrease of $216 million in after-tax property casualty underwriting income that offset an increase of $16 million in after-tax investment income. Catastrophe losses for the second quarter of 2022, mostly weather related, were $119 million higher after taxes and unfavorably affected both net income and property casualty underwriting income. Life insurance segment results on a pretax basis increased by $15 million compared with the second quarter of 2021.

For the first six months of 2022, net income decreased $2.404 billion, compared with the first six months of 2021, including decreases of $2.247 billion in after-tax investment gains and losses and $190 million in after-tax property casualty underwriting income that offset an increase of $25 million in after-tax investment income. The property casualty underwriting income decrease included an unfavorable $21 million after-tax effect from higher catastrophe losses. Life insurance segment results increased by $15 million on a pretax basis.

The decrease in property casualty underwriting income for both 2022 periods also included higher insured loss experience before catastrophe effects, partly from elevated paid losses reflecting economic or other forms of inflation. Various pandemic effects are also increasing our uncertainty regarding ultimate losses. We believe the past two years distorted paid loss cost trends for reasons such as slowed activity for many businesses, reduced driving and closed courts that delayed progress on some litigated insurance claims. Until longer-term paid loss cost trends become more clear, we intend to remain prudent in reserving for estimated ultimate losses. As a result, first-half 2022 incurred losses for several lines of business were higher than in recent periods and are discussed in Financial Results by property casualty insurance segment.

During the first six months of 2022, SARS-CoV-2, also known as COVID-19 and recognized as a pandemic by the World Health Organization, continued to cause various effects in parts of the world. We believe it did not have a significant effect on our premium revenues during the first six months of 2022 and there were no material changes to our estimates for incurred losses and expenses related to the pandemic.

Cincinnati Financial Corporation Second-Quarter 2022 10-Q

Performance by segment is discussed below in Financial Results. As discussed in our 2021 Annual Report on Form 10-K, Item 7, Executive Summary, Page 47, there are several reasons why our performance during 2022 may be below our long-term targets.

The board of directors is committed to rewarding shareholders directly through cash dividends and through share repurchase authorizations. Through 2021, the company had increased the annual cash dividend rate for 61 consecutive years, a record we believe is matched by only seven other U.S. publicly traded companies. In January 2022, the board of directors increased the regular quarterly dividend to 69 cents per share, setting the stage for our 62nd consecutive year of increasing cash dividends. During the first six months of 2022, cash dividends declared by the company increased 10% compared with the same period of 2021. Our board regularly evaluates relevant factors in decisions related to dividends and share repurchases. The 2022 dividend increase reflected our strong operating performance and signaled management's and the board's positive outlook and confidence in our outstanding capital, liquidity and financial flexibility.

Balance Sheet Data and Performance Measures

(Dollars in millions, except share data)	At June 30,	At December 31,
	2022	2021
Total investments	$21,834	$24,666
Total assets	29,192	31,387
Short-term debt	44	54
Long-term debt	789	789
Shareholders' equity	10,553	13,105
Book value per share	66.30	81.72
Debt-to-total-capital ratio	7.3%	6.0%

Total assets at June 30, 2022, decreased 7% compared with year-end 2021, and included an 11% decrease in total investments that reflected net purchases that were offset by lower fair values for many securities in our portfolio. Shareholders' equity decreased 19% and book value per share also decreased 19% during the first six months of 2022. Our debt-to-total-capital ratio (capital is the sum of debt plus shareholders' equity) increased compared with year-end 2021.

Our value creation ratio is our primary performance metric. That ratio was negative 17.2% for the first six months of 2022, and was less than the same period in 2021 primarily due to a reduction in overall net gains from our investment portfolio. The $15.42 decrease in book value per share during the first six months of 2022 contributed negative 18.9 percentage points to the value creation ratio, while dividends declared at $1.38 per share contributed positive 1.7 points. Value creation ratios by major components and in total, along with calculations from per-share amounts, are shown in the tables below.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Value creation ratio major components:
Net income before investment gains	0.8%	2.6%	2.7%	4.8%
Change in fixed-maturity securities, realized and unrealized gains	(4.0)	1.0	(8.2)	(0.4)
Change in equity securities, investment gains	(7.7)	3.5	(11.2)	7.2
Other	(0.3)	0.2	(0.5)	0.0
Value creation ratio	(11.2)%	7.3%	(17.2)%	11.6%

Cincinnati Financial Corporation Second-Quarter 2022 10-Q

(Dollars are per share)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Value creation ratio:
End of period book value*	$66.30	$73.57	$66.30	$73.57
Less beginning of period book value	75.43	69.16	81.72	67.04
Change in book value	(9.13)	4.41	(15.42)	6.53
Dividend declared to shareholders	0.69	0.63	1.38	1.26
Total value creation	$(8.44)	$5.04	$(14.04)	$7.79

Value creation ratio from change in book value**	(12.1)%	6.4%	(18.9)%	9.7%
Value creation ratio from dividends declared to shareholders***	0.9	0.9	1.7	1.9
Value creation ratio	(11.2)%	7.3%	(17.2)%	11.6%

* Book value per share is calculated by dividing end of period total shareholders' equity by end of period shares outstanding
** Change in book value divided by the beginning of period book value
*** Dividend declared to shareholders divided by beginning of period book value

DRIVERS OF LONG-TERM VALUE CREATION
Operating through The Cincinnati Insurance Company, Cincinnati Financial Corporation is one of the 25 largest property casualty insurers in the nation, based on 2021 net written premiums for approximately 2,000 U.S. stock and mutual insurer groups. We market our insurance products through a select group of independent insurance agencies as discussed in our 2021 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 6. At June 30, 2022, we actively marketed through 1,948 agencies located in 46 states. We maintain a long-term perspective that guides us in addressing immediate challenges or opportunities while focusing on the major decisions that best position our company for success through all market cycles.

To measure our long-term progress in creating shareholder value, our value creation ratio is our primary financial performance target. As discussed in our 2021 Annual Report on Form 10-K, Item 7, Executive Summary, Page 47, management believes this measure is a meaningful indicator of our long-term progress in creating shareholder value and has three primary performance drivers:

•Premium growth – We believe our agency relationships and initiatives can lead to a property casualty written premium growth rate over any five-year period that exceeds the industry average. For the first six months of 2022, our consolidated property casualty net written premium year-over-year growth was 13%. As of February 2022, A.M. Best projected the industry's full-year 2022 written premium growth at approximately 6%. For the five-year period 2017 through 2021, our growth rate exceeded that of the industry. The industry's growth rate excludes its mortgage and financial guaranty lines of business.
•Combined ratio – We believe our underwriting philosophy and initiatives can generate a GAAP combined ratio over any five-year period that is consistently within the range of 95% to 100%. For the first six months of 2022, our GAAP combined ratio was 96.7%, including 8.6 percentage points of current accident year catastrophe losses partially offset by 3.0 percentage points of favorable loss reserve development on prior accident years. Our statutory combined ratio was 95.3% for the first six months of 2022. As of February 2022, A.M. Best projected the industry's full-year 2022 statutory combined ratio at approximately 101%, including approximately 7 percentage points of catastrophe losses and less than 1 percentage point of loss reserve development on prior accident years. The industry's ratio again excludes its mortgage and financial guaranty lines of business.
•Investment contribution – We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year return of the Standard & Poor's 500 Index. For the first six months of 2022, pretax investment income was $380 million, up 9% compared with the same period in 2021. We believe our investment portfolio mix provides an appropriate balance of income stability and growth with capital appreciation potential.

Cincinnati Financial Corporation Second-Quarter 2022 10-Q

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

At June 30, 2022, we held $4.450 billion of our cash and cash equivalents and invested assets at the parent-company level, of which $3.922 billion, or 88.1%, was invested in common stocks, and $392 million, or 8.8%, was cash or cash equivalents. Our debt-to-total-capital ratio was 7.3% at June 30, 2022. Another important indicator of financial strength is our ratio of property casualty net written premiums to statutory surplus, which was 1.1-to-1 for the 12 months ended June 30, 2022, compared with 0.9-to-1 at year-end 2021.

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

At July 26, 2022, our insurance subsidiaries continued to be highly rated.

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
Cincinnati Financial Corporation Second-Quarter 2022 10-Q

CONSOLIDATED PROPERTY CASUALTY INSURANCE HIGHLIGHTS
Consolidated property casualty insurance results include premiums and expenses for our standard market insurance segments (commercial lines and personal lines), our excess and surplus lines segment, Cincinnati Re® and our London-based global specialty underwriter Cincinnati Global Underwriting Ltd.SM (Cincinnati Global).

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2022	2021	% Change	2022	2021	% Change
Earned premiums	$1,697	$1,514	12	$3,315	$2,989	11
Fee revenues	2	3	(33)	5	5	0
Total revenues	1,699	1,517	12	3,320	2,994	11
Loss and loss expenses from:
Current accident year before catastrophe losses	1,064	861	24	2,011	1,711	18
Current accident year catastrophe losses	235	88	167	285	271	5
Prior accident years before catastrophe losses	(34)	(90)	62	(54)	(170)	68
Prior accident years catastrophe losses	(25)	(29)	14	(46)	(59)	22
Loss and loss expenses	1,240	830	49	2,196	1,753	25
Underwriting expenses	511	466	10	1,011	887	14
Underwriting profit (loss)	$(52)	$221	nm	$113	$354	(68)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	62.7%	56.8%	5.9	60.6%	57.2%	3.4
Current accident year catastrophe losses	13.8	5.8	8.0	8.6	9.1	(0.5)
Prior accident years before catastrophe losses	(2.0)	(5.9)	3.9	(1.6)	(5.7)	4.1
Prior accident years catastrophe losses	(1.4)	(1.9)	0.5	(1.4)	(2.0)	0.6
Loss and loss expenses	73.1	54.8	18.3	66.2	58.6	7.6
Underwriting expenses	30.1	30.7	(0.6)	30.5	29.7	0.8
Combined ratio	103.2%	85.5%	17.7	96.7%	88.3%	8.4

Combined ratio	103.2%	85.5%	17.7	96.7%	88.3%	8.4
Contribution from catastrophe losses and prior years reserve development	10.4	(2.0)	12.4	5.6	1.4	4.2
Combined ratio before catastrophe losses and prior years reserve development	92.8%	87.5%	5.3	91.1%	86.9%	4.2

Our consolidated property casualty insurance operations generated an underwriting loss of $52 million for the second quarter of 2022 and an underwriting profit of $113 million for the first six months of 2022. The second-quarter change of $273 million from an underwriting profit for the same period a year ago included an unfavorable increase of $151 million in losses from catastrophes, mostly caused by severe weather. The six-month underwriting profit decrease of $241 million, compared with the first six months of 2021, included an unfavorable increase of $27 million in losses from catastrophes. Both 2022 periods also experienced higher current accident year loss and loss expenses before catastrophe losses and lower amounts of favorable reserve development on prior accident years.

Elevated inflation was a driver of higher losses and loss expenses as costs have increased significantly to repair damaged autos or other property that we insure. In addition to inflation affecting historic loss patterns, we believe reduced driving during the pandemic resulted in a relatively low level of loss activity in 2021, distorting paid loss cost trends for autos. We also experienced higher losses for liability coverages for some of our lines of business, particularly for commercial umbrella insurance. Due to increased uncertainty regarding ultimate losses, we intend to remain prudent in reserving for estimated ultimate losses until longer-term loss cost trends become more clear. The higher loss experience is discussed in Financial Results by property casualty insurance segment. We believe future property casualty underwriting results will continue to benefit from price increases and our ongoing initiatives to improve pricing precision and loss experience related to claims and loss control practices.
Cincinnati Financial Corporation Second-Quarter 2022 10-Q

For all property casualty lines of business in aggregate, net loss and loss expense reserves at June 30, 2022, were $414 million, or 6%, higher than at year-end 2021, including an increase of $240 million for the incurred but not reported (IBNR) portion.

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

Our consolidated property casualty combined ratio for the second quarter of 2022 rose by 17.7 percentage points, compared with the same period of 2021, including 8.5 points from higher catastrophe losses and loss expenses. For the first six months of 2022, compared with the 2021 six-month period, our combined ratio rose by 8.4 percentage points, including an increase of 0.1 point from catastrophe losses and loss expenses. Other combined ratio components that increased are discussed below and in further detail in Financial Results by property casualty insurance segment.
The combined ratio can be affected significantly by natural catastrophe losses and other large losses as discussed in detail below. The combined ratio can also be affected by updated estimates of loss and loss expense reserves established for claims that occurred in prior periods, referred to as prior accident years. Net favorable development on prior accident year reserves, including reserves for catastrophe losses, benefited the combined ratio by 3.0 percentage points in the first six months of 2022, compared with 7.7 percentage points in the same period of 2021. Net favorable development is discussed in further detail in Financial Results by property casualty insurance segment.

The ratio for current accident year loss and loss expenses before catastrophe losses increased in the first six months of 2022. That 60.6% ratio was 3.4 percentage points higher, compared with the 57.2% accident year 2021 ratio measured as of June 30, 2021, including an increase of 2.4 points in the ratio for large losses of $1 million or more per claim, discussed below.

The underwriting expense ratio decreased for the second quarter and increased for the first six months of 2022, compared with the same periods a year ago. The second-quarter 2022 decrease was primarily due to a decrease in profit-sharing commissions for agencies and related expenses, while the six-month increase was primarily due to an increase in commissions for agencies. The ratios also included ongoing expense management efforts and higher earned premiums.

Consolidated Property Casualty Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2022	2021	% Change	2022	2021	% Change
Agency renewal written premiums	$1,482	$1,333	11	$2,879	$2,609	10
Agency new business written premiums	286	235	22	530	455	16
Other written premiums	196	146	34	454	343	32
Net written premiums	1,964	1,714	15	3,863	3,407	13
Unearned premium change	(267)	(200)	(34)	(548)	(418)	(31)
Earned premiums	$1,697	$1,514	12	$3,315	$2,989	11

The trends in net written premiums and earned premiums summarized in the table above include the effects of price increases. Price change trends that heavily influence renewal written premium increases or decreases, along with other premium growth drivers for 2022, are discussed in more detail by segment below in Financial Results.

Consolidated property casualty net written premiums for the three and six months ended June 30, 2022, grew $250 million and $456 million compared with the same periods of 2021. Our premium growth initiatives from prior years have provided an ongoing favorable effect on growth during the current year, particularly as newer agency relationships mature over time.

Cincinnati Financial Corporation Second-Quarter 2022 10-Q

Consolidated property casualty agency new business written premiums increased by $51 million and $75 million for the second quarter and first six months of 2022, compared with the same periods of 2021. New agency appointments during 2022 and 2021 produced a $25 million increase in standard lines new business for the first six months of 2022 compared with the same period of 2021. As we appoint new agencies that choose to move accounts to us, we report these accounts as new business. While this business is new to us, in many cases it is not new to the agent. We believe these seasoned accounts tend to be priced more accurately than business that may be less familiar to our agent upon obtaining it from a competing agent.

Net written premiums for Cincinnati Re, included in other written premiums, increased by $42 million and $100 million for the three months and six months ended June 30, 2022, compared with the same periods of 2021, to $178 million and $432 million, respectively. Cincinnati Re assumes risks through reinsurance treaties and in some cases cedes part of the risk and related premiums to one or more unaffiliated reinsurance companies through transactions known as retrocessions.

Cincinnati Global is also included in other written premiums. Net written premiums increased, by $22 million and $32 million, for the three and six months ended June 30, 2022, compared with the same periods of 2021, to $69 million and $120 million, respectively.
Other written premiums also include premiums ceded to reinsurers as part of our reinsurance ceded program. An increase in ceded premiums reduced net written premiums by $8 million and $15 million for the second quarter and first six months of 2022, compared with the same periods of 2021.

Catastrophe losses and loss expenses typically have a material effect on property casualty results and can vary significantly from period to period. Losses from catastrophes contributed 12.4 and 7.2 percentage points to the combined ratio in the second quarter and first six months of 2022, compared with 3.9 and 7.1 percentage points in the same period of 2021.

Effective June 1, 2022, we restructured our reinsurance program for Cincinnati Re only, providing retrocession coverages with various triggers and unique features. That program included property catastrophe excess of loss coverage with a total available aggregate limit of $30 million in excess of $100 million per loss. Coverage for Cincinnati Re only with a total available aggregate limit of $48 million in excess of $80 million per loss expired during the second quarter of 2022.

Effective in May 2022, to provide more capacity to retain risks, we added a quota share reinsurance arrangement for our personal lines risks in California that we insure through excess and surplus lines policies. Approximately 26% of the risk is reinsured through ceded premiums.

Cincinnati Financial Corporation Second-Quarter 2022 10-Q

The following table shows consolidated property casualty insurance catastrophe losses and loss expenses incurred, net of reinsurance, as well as the effect of loss development on prior period catastrophe events. We individually list declared catastrophe events for which our incurred losses reached or exceeded $10 million.

Consolidated Property Casualty Insurance Catastrophe Losses and Loss Expenses Incurred

(Dollars in millions, net of reinsurance)		Three months ended June 30,					Six months ended June 30,
		Comm.	Pers.	E&S			Comm.	Pers.	E&S
Dates	Region	lines	lines	lines	Other	Total	lines	lines	lines	Other	Total
2022
Ongoing	International (Ukraine)	$—	$—	$—	$6	$6	$—	$—	$—	$11	$11
Mar. 29 - Apr.1	Midwest, Northeast, South	6	6	—	—	12	6	6	—	—	12
Apr. 10-14	Midwest, West, South	17	10	1	—	28	17	10	1	—	28
Apr. 15-19	Northeast, South	17	3	—	—	20	17	3	—	—	20
May 1-3	Midwest, West, South	8	8	—	—	16	8	8	—	—	16
May 9-10	Midwest	19	4	—	—	23	19	4	—	—	23
May 11-12	Midwest, South	13	6	—	—	19	13	6	—	—	19
May 19-22	Midwest, Northeast, South	5	12	—	—	17	5	12	—	—	17
Jun. 4-8	Midwest, West, South	13	4	—	—	17	13	4	—	—	17
Jun. 11-17	Midwest, Northeast, South	17	19	—	—	36	17	19	—	—	36
All other 2022 catastrophes		20	18	1	2	41	36	46	2	2	86
Development on 2021 and prior catastrophes		(10)	(12)	—	(3)	(25)	(13)	(33)	—	—	(46)
Calendar year incurred total		$125	$78	$2	$5	$210	$138	$85	$3	$13	$239

2021
Feb. 12-15	South, West	$—	$—	$—	$(3)	$(3)	$10	$5	$—	$47	$62
Feb. 16-20	Midwest, Northeast, South	1	(4)	—	10	7	24	33	1	11	69
Mar. 24-26	Midwest, Northeast, South	5	—	—	—	5	13	19	—	—	32
Mar. 27-29	Midwest, Northeast, South	(1)	1	—	—	—	3	9	—	—	12
May 3-4	South	11	4	—	—	15	11	4	—	—	15
Jun. 17-20	Midwest	6	14	—	—	20	6	14	—	—	20
All other 2021 catastrophes		17	26	—	1	44	26	35	—	—	61
Development on 2020 and prior catastrophes		(10)	(1)	—	(18)	(29)	(27)	(4)	—	(28)	(59)
Calendar year incurred total		$29	$40	$—	$(10)	$59	$66	$115	$1	$30	$212

Cincinnati Financial Corporation Second-Quarter 2022 10-Q

The following table includes data for losses incurred of $1 million or more per claim, net of reinsurance.

Consolidated Property Casualty Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended June 30,			Six months ended June 30,
	2022	2021	% Change	2022	2021	% Change
Current accident year losses greater than $5 million	$38	$38	0	$61	$43	42
Current accident year losses $1 million - $5 million	77	51	51	159	82	94
Large loss prior accident year reserve development	38	13	192	63	37	70
Total large losses incurred	153	102	50	283	162	75
Losses incurred but not reported	74	(37)	nm	110	65	69
Other losses excluding catastrophe losses	648	577	12	1,240	1,028	21
Catastrophe losses	208	56	271	232	206	13
Total losses incurred	$1,083	$698	55	$1,865	$1,461	28

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	2.2%	2.5%	(0.3)	1.8%	1.4%	0.4
Current accident year losses $1 million - $5 million	4.6	3.4	1.2	4.8	2.8	2.0
Large loss prior accident year reserve development	2.2	0.9	1.3	1.9	1.2	0.7
Total large loss ratio	9.0	6.8	2.2	8.5	5.4	3.1
Losses incurred but not reported	4.4	(2.4)	6.8	3.3	2.2	1.1
Other losses excluding catastrophe losses	38.1	38.0	0.1	37.4	34.4	3.0
Catastrophe losses	12.3	3.7	8.6	7.0	6.9	0.1
Total loss ratio	63.8%	46.1%	17.7	56.2%	48.9%	7.3

We believe the inherent variability of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the variability in addition to general inflationary trends in loss costs. Our analysis continues to indicate no unexpected concentration of large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The second-quarter 2022 property casualty total large losses incurred of $153 million, net of reinsurance, were higher than the $116 million quarterly average during full-year 2021 and the $102 million experienced for the second quarter of 2021. The ratio for these large losses was 2.2 percentage points higher compared with last year's second quarter. The second-quarter 2022 amount of total large losses incurred helped contribute to the increase in the six-month 2022 total large loss ratio, compared with 2021, in addition to a first-quarter 2022 ratio that was 3.9 points higher than the first quarter of 2021. We believe results for the three- and six-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million. Losses by size are discussed in further detail in results of operations by property casualty insurance segment.
FINANCIAL RESULTS
Consolidated results reflect the operating results of each of our five segments along with the parent company, Cincinnati Re, Cincinnati Global and other activities reported as "Other." The five segments are:
•Commercial lines insurance
•Personal lines insurance
•Excess and surplus lines insurance
•Life insurance
•Investments

Cincinnati Financial Corporation Second-Quarter 2022 10-Q

COMMERCIAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2022	2021	% Change	2022	2021	% Change
Earned premiums	$994	$911	9	$1,956	$1,797	9
Fee revenues	1	1	0	2	2	0
Total revenues	995	912	9	1,958	1,799	9
Loss and loss expenses from:
Current accident year before catastrophe losses	644	527	22	1,232	1,059	16
Current accident year catastrophe losses	135	39	246	151	93	62
Prior accident years before catastrophe losses	(19)	(76)	75	(34)	(142)	76
Prior accident years catastrophe losses	(10)	(10)	0	(13)	(27)	52
Loss and loss expenses	750	480	56	1,336	983	36
Underwriting expenses	307	287	7	608	541	12
Underwriting profit (loss)	$(62)	$145	nm	$14	$275	(95)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	64.8%	57.9%	6.9	63.0%	58.9%	4.1
Current accident year catastrophe losses	13.6	4.3	9.3	7.7	5.2	2.5
Prior accident years before catastrophe losses	(1.9)	(8.3)	6.4	(1.8)	(7.9)	6.1
Prior accident years catastrophe losses	(1.0)	(1.1)	0.1	(0.6)	(1.5)	0.9
Loss and loss expenses	75.5	52.8	22.7	68.3	54.7	13.6
Underwriting expenses	30.8	31.4	(0.6)	31.1	30.1	1.0
Combined ratio	106.3%	84.2%	22.1	99.4%	84.8%	14.6

Combined ratio	106.3%	84.2%	22.1	99.4%	84.8%	14.6
Contribution from catastrophe losses and prior years reserve development	10.7	(5.1)	15.8	5.3	(4.2)	9.5
Combined ratio before catastrophe losses and prior years reserve development	95.6%	89.3%	6.3	94.1%	89.0%	5.1

Overview
Performance highlights for the commercial lines segment include:
•Premiums – Earned premiums and net written premiums for the commercial lines segment grew during the three and six months ended June 30, 2022, compared with the same periods a year ago, primarily due to renewal written premium growth that continued to include higher average pricing and a higher level of insured exposures. The table below analyzes the primary components of premiums. We continue to use predictive analytics tools to improve pricing precision and segmentation while leveraging our local relationships with agents through the efforts of our teams that work closely with them. We seek to maintain appropriate pricing discipline for both new and renewal business as our agents and underwriters assess account quality to make careful decisions on a policy-by-policy basis whether to write or renew a policy.
Agency renewal written premiums increased by 10% for the second quarter and 9% for the first six months of 2022, compared with the same periods of 2021, including price increases. During the second quarter of 2022, our overall standard commercial lines policies averaged estimated renewal price increases at percentages in the mid-single-digit range. We continue to segment commercial lines policies, emphasizing identification and retention of those we believe have relatively stronger pricing. Conversely, we have been seeking stricter renewal terms and conditions on policies we believe have relatively weaker pricing, thus retaining fewer of those policies. We measure average changes in commercial lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for the respective policies.
Cincinnati Financial Corporation Second-Quarter 2022 10-Q

Our average overall commercial lines renewal pricing change includes the impact of flat pricing for certain coverages within package policies written for a three-year term that were in force but did not expire during the period being measured. Therefore, our reported change in average commercial lines renewal pricing reflects a blend of three-year policies that did not expire and other policies that did expire during the measurement period. For commercial lines policies that did expire and were then renewed during the second quarter of 2022, we estimate that our average percentage price increases were in the mid-single-digit range for commercial property, commercial auto and commercial casualty. The estimated average percentage price change for workers' compensation was a decrease in the mid-single-digit range.
Renewal premiums for certain policies, primarily our commercial casualty and workers' compensation lines of business, include the results of policy audits that adjust initial premium amounts based on differences between estimated and actual sales or payroll related to a specific policy. Audits completed during the first six months of 2022 contributed $45 million to net written premiums, compared with $18 million for the same period of 2021.
New business written premiums for commercial lines increased $19 million and $30 million during the second quarter and first six months of 2022, compared with the same periods of 2021. Trend analysis for year-over-year comparisons of individual quarters is more difficult to assess for commercial lines new business written premiums, due to inherent variability. That variability is often driven by larger policies with annual premiums greater than $100,000.
Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. For our commercial lines insurance segment, an increase in ceded premiums reduced net written premiums by $3 million and $9 million for the second quarter and first six months of 2022, compared with the same periods of 2021.

Commercial Lines Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2022	2021	% Change	2022	2021	% Change
Agency renewal written premiums	$934	$852	10	$1,904	$1,750	9
Agency new business written premiums	165	146	13	321	291	10
Other written premiums	(27)	(21)	(29)	(57)	(45)	(27)
Net written premiums	1,072	977	10	2,168	1,996	9
Unearned premium change	(78)	(66)	(18)	(212)	(199)	(7)
Earned premiums	$994	$911	9	$1,956	$1,797	9

•Combined ratio – The commercial lines combined ratio for the second quarter of 2022 increased by 22.1 percentage points, compared with the second quarter of 2021, including an increase of 9.4 points in losses from catastrophes. The second-quarter combined ratio also increased 6.9 points from current accident year loss and loss expenses before catastrophe losses, including 5.4 points from commercial umbrella coverages discussed below. For the first six months of 2022, the combined ratio increased by 14.6 percentage points, compared with the same period a year ago, including an increase of 3.4 points in losses from catastrophes and an increase of 4.1 points from current accident year loss and loss expenses before catastrophe losses, including 3.4 points from commercial umbrella. Underwriting results also included a lower level of favorable reserve development on prior accident years. Those current accident year ratios were measured as of June 30 of the respective years and included a second-quarter 2022 decrease of 0.7 percentage points and a six-month increase of 2.2 points in the ratio for large losses of $1 million or more per claim, discussed below.
When estimating the ultimate cost of total loss and loss expenses, we consider many factors, including trends for inflation, historical paid and reported losses, large loss activity and other data or information for the industry or our company. Elevated inflation was a driver of higher losses and loss expenses as costs have increased significantly to repair damaged business property or autos that we insure. In addition to inflation causing deviations from historical loss patterns, we believe reduced driving during the pandemic resulted in a relatively low level of loss activity in 2021, distorting paid loss cost trends for autos. Due to increased uncertainty regarding ultimate losses, we intend to remain prudent in reserving for estimated ultimate losses until longer-term loss cost trends become more clear.
Commercial umbrella coverages, part of our commercial casualty line of business that help protect businesses against liability from occurrences such as accidents or injuries, contributed significantly to the increase in 2022 ratios for losses and expenses. For the first six months of 2022, incurred losses and loss expenses for
Cincinnati Financial Corporation Second-Quarter 2022 10-Q

commercial umbrella coverages of $198 million increased $114 million or 137%, compared with the same period of 2021, in part due to paid losses of $112 million increasing $45 million or 68% while earned premiums rose 10%. Commercial umbrella paid loss experience is inherently variable. For example, paid losses rose 80% in 2019 while decreasing by 35% in both 2018 and 2020. Commercial umbrella net earned premiums were $243 million for the first six months of 2022 and represented approximately 35% of our commercial casualty premiums for the first half of both 2022 and 2021. The profile of coverage limits for policies in force at the beginning of second-quarter 2022 included 43% with $1 million of coverage per policy, 91% with $5 million or less and 98% with less than $10 million of coverage. Our commercial umbrella insurance coverages have a strong record of profitability for us, including an estimated combined ratio below 80% in each of the past five years.
Catastrophe losses and loss expenses accounted for 12.6 and 7.1 percentage points of the combined ratio for the second quarter and first six months of 2022, compared with 3.2 and 3.7 percentage points for the same periods a year ago. Through 2021, the 10-year annual average for that catastrophe measure for the commercial lines segment was 5.5 percentage points, and the five-year annual average was 5.8 percentage points.
The net effect of reserve development on prior accident years during the second quarter and first six months of 2022 was favorable for commercial lines overall by $29 million and $47 million, compared with $86 million and $169 million for the same periods in 2021. For the first six months of 2022, our workers' compensation and commercial property lines of business were the main contributors to the commercial lines net favorable reserve development on prior accident years, while our commercial casualty line of business included net unfavorable development of $25 million from commercial umbrella coverages. The net favorable reserve development recognized during the first six months of 2022 for our commercial lines insurance segment was primarily for accident years 2020 and 2021 and was primarily due to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2021 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 52.
The commercial lines underwriting expense ratio decreased for the second quarter and increased for the first six months of 2022, compared with the same periods a year ago. The second-quarter 2022 decrease was primarily due to a decrease in profit-sharing commissions for agencies and related expenses, while the six-month increase was primarily due to an increase in commissions for agencies. The ratios also included ongoing expense management efforts and higher earned premiums.

Commercial Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended June 30,			Six months ended June 30,
	2022	2021	% Change	2022	2021	% Change
Current accident year losses greater than $5 million	$15	$38	(61)	$31	$43	(28)
Current accident year losses $1 million - $5 million	53	29	83	120	55	118
Large loss prior accident year reserve development	36	14	157	57	40	43
Total large losses incurred	104	81	28	208	138	51
Losses incurred but not reported	61	(34)	nm	99	5	nm
Other losses excluding catastrophe losses	363	326	11	681	587	16
Catastrophe losses	124	27	359	135	62	118
Total losses incurred	$652	$400	63	$1,123	$792	42

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	1.4%	4.2%	(2.8)	1.6%	2.4%	(0.8)
Current accident year losses $1 million - $5 million	5.3	3.2	2.1	6.1	3.1	3.0
Large loss prior accident year reserve development	3.7	1.4	2.3	2.9	2.2	0.7
Total large loss ratio	10.4	8.8	1.6	10.6	7.7	2.9
Losses incurred but not reported	6.1	(3.6)	9.7	5.1	0.3	4.8
Other losses excluding catastrophe losses	36.6	35.7	0.9	34.8	32.6	2.2
Catastrophe losses	12.5	3.0	9.5	6.9	3.5	3.4
Total loss ratio	65.6%	43.9%	21.7	57.4%	44.1%	13.3

Cincinnati Financial Corporation Second-Quarter 2022 10-Q

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The second-quarter 2022 commercial lines total large losses incurred of $104 million, net of reinsurance, were higher than the quarterly average of $95 million during full-year 2021 and the $81 million of total large losses incurred for the second quarter of 2021. The increase in commercial lines large losses for the first six months of 2022 was primarily due to our commercial casualty and commercial property lines of business. The second-quarter 2022 ratio for commercial lines total large losses was 1.6 percentage points higher than last year's second-quarter ratio. The second-quarter 2022 amount of total large losses incurred helped contribute to the increase in the six-month 2022 total large loss ratio, compared with 2021, in addition to a first-quarter 2022 ratio that was 4.2 points higher than the first quarter of 2021. We believe results for the three- and six-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation Second-Quarter 2022 10-Q

PERSONAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2022	2021	% Change	2022	2021	% Change
Earned premiums	$413	$382	8	$815	$758	8
Fee revenues	1	1	0	2	2	0
Total revenues	414	383	8	817	760	8
Loss and loss expenses from:
Current accident year before catastrophe losses	263	212	24	484	427	13
Current accident year catastrophe losses	90	41	120	118	119	(1)
Prior accident years before catastrophe losses	(2)	(11)	82	(15)	(28)	46
Prior accident years catastrophe losses	(12)	(1)	nm	(33)	(4)	nm
Loss and loss expenses	339	241	41	554	514	8
Underwriting expenses	124	113	10	247	220	12
Underwriting profit (loss)	$(49)	$29	nm	$16	$26	(38)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	63.5%	55.3%	8.2	59.3%	56.3%	3.0
Current accident year catastrophe losses	21.9	10.9	11.0	14.5	15.7	(1.2)
Prior accident years before catastrophe losses	(0.5)	(2.9)	2.4	(1.8)	(3.7)	1.9
Prior accident years catastrophe losses	(2.8)	(0.3)	(2.5)	(4.0)	(0.5)	(3.5)
Loss and loss expenses	82.1	63.0	19.1	68.0	67.8	0.2
Underwriting expenses	30.0	29.7	0.3	30.2	29.0	1.2
Combined ratio	112.1%	92.7%	19.4	98.2%	96.8%	1.4

Combined ratio	112.1%	92.7%	19.4	98.2%	96.8%	1.4
Contribution from catastrophe losses and prior years reserve development	18.6	7.7	10.9	8.7	11.5	(2.8)
Combined ratio before catastrophe losses and prior years reserve development	93.5%	85.0%	8.5	89.5%	85.3%	4.2

Overview
Performance highlights for the personal lines segment include:
•Premiums – Personal lines earned premiums and net written premiums continued to grow during the second quarter and first six months of 2022, including increased new business and renewal written premiums that included higher average pricing. Personal lines net written premiums from high net worth policies totaled approximately $259 million and $435 million for the second quarter and first six months of 2022, compared with $177 million and $310 million for the same periods of 2021. The table below analyzes the primary components of premiums.
Agency renewal written premiums increased 10% for both the second quarter and first six months of 2022, reflecting rate increases in selected states, a higher level of insured exposures and other factors such as changes in policy deductibles or mix of business. We estimate that premium rates for our personal auto line of business increased at average percentages in the low-single-digit range during the first six months of 2022. We plan to increase rates more aggressively in future quarters. For our homeowner line of business, we estimate that premium rates for the first six months of 2022 increased at average percentages in the mid-single-digit range. For both our personal auto and homeowner lines of business, some individual policies experienced lower or higher rate changes based on each risk's specific characteristics and enhanced pricing precision enabled by predictive models.
Personal lines new business written premiums increased $35 million or 66% for the second quarter of 2022 and $41 million, including $38 million from high net worth policies, for the first six months, compared with the same periods of 2021. Approximately $12 million of the second-quarter 2022 increase was from excess and surplus lines homeowner policies and $21 million was from other high net worth policies. We believe underwriting and
Cincinnati Financial Corporation Second-Quarter 2022 10-Q

pricing discipline were maintained in recent quarters, and growth was also supported by expanded use of enhanced pricing precision tools.
Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. For our personal lines insurance segment, an increase in 2022 ceded premiums reduced net written premiums by $4 million for both the second quarter and first six months, compared with the same periods of 2021.
Personal Lines Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2022	2021	% Change	2022	2021	% Change
Agency renewal written premiums	$438	$397	10	$771	$699	10
Agency new business written premiums	88	53	66	140	99	41
Other written premiums	(16)	(11)	(45)	(27)	(21)	(29)
Net written premiums	510	439	16	884	777	14
Unearned premium change	(97)	(57)	(70)	(69)	(19)	(263)
Earned premiums	$413	$382	8	$815	$758	8

•Combined ratio – Our personal lines combined ratio for the second quarter of 2022 increased by 19.4 percentage points, compared with second-quarter 2022, including an increase of 8.5 points in losses from catastrophes and an increase of 8.2 points from current accident year loss and loss expenses before catastrophe losses. For the first six months of 2022, the combined ratio increased by 1.4 percentage points, compared with the same period a year ago, including a decrease of 4.7 points in losses from catastrophes and an increase of 3.0 points from current accident year loss and loss expenses before catastrophe losses, with our personal auto and homeowner lines of business each representing approximately 1 point. Those current accident year ratios were measured as of June 30 of the respective years and included a second-quarter 2022 increase of 5.3 percentage points and a six-month increase of 4.4 points in the ratio for large losses of $1 million or more per claim, discussed below.
When estimating the ultimate cost of total loss and loss expenses, we consider many factors, including trends in inflation, historical paid and reported losses, large loss activity and other data or information for the industry or our company. Elevated inflation was a driver of higher losses and loss expenses as costs have increased significantly to repair damaged autos or homes that we insure. In addition to inflation causing deviations from historical loss patterns, we believe reduced driving during the pandemic resulted in a relatively low level of loss activity in 2021, distorting paid loss cost trends for autos. Due to increased uncertainty regarding ultimate losses, we intend to remain prudent in reserving for estimated ultimate losses until longer-term loss cost trends become more clear. For example, for the first six months of 2022, personal auto incurred loss and loss expenses before catastrophe losses increased $48 million or 27%, compared with the same period of 2021, in part due to paid losses increasing $38 million or 22% while earned premiums rose 1%.
Catastrophe losses and loss expenses accounted for 19.1 and 10.5 percentage points of the combined ratio for the second quarter and first six months of 2022, compared with 10.6 and 15.2 percentage points for the same period a year ago. The 10-year annual average catastrophe loss ratio for the personal lines segment through 2021 was 10.8 percentage points, and the five-year annual average was 12.0 percentage points.
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
The net effect of reserve development on prior accident years during the second quarter and first six months of 2022 was favorable for personal lines overall by $14 million and $48 million, compared with $12 million and $32 million of favorable development for the same periods of 2021. Our homeowner line of business was the primary contributor to the personal lines net favorable reserve development for the first six months of 2022. The net favorable reserve development was primarily due to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2021 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 52.
Cincinnati Financial Corporation Second-Quarter 2022 10-Q

The personal lines underwriting expense ratio increased for the second quarter and first six months of 2022, compared with the same periods a year ago, primarily due to an increase in commissions for agencies. The ratios also included ongoing expense management efforts and higher earned premiums.
Personal Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended June 30,			Six months ended June 30,
	2022	2021	% Change	2022	2021	% Change
Current accident year losses greater than $5 million	$23	$—	nm	$30	$—	nm
Current accident year losses $1 million - $5 million	15	15	0	26	19	37
Large loss prior accident year reserve development	1	(2)	nm	5	(3)	nm
Total large losses incurred	39	13	200	61	16	281
Losses incurred but not reported	12	(4)	nm	(2)	37	nm
Other losses excluding catastrophe losses	176	158	11	341	288	18
Catastrophe losses	78	39	100	84	113	(26)
Total losses incurred	$305	$206	48	$484	$454	7

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	5.7%	—%	5.7	3.7%	—%	3.7
Current accident year losses $1 million - $5 million	3.6	4.0	(0.4)	3.2	2.5	0.7
Large loss prior accident year reserve development	0.1	(0.5)	0.6	0.6	(0.3)	0.9
Total large loss ratio	9.4	3.5	5.9	7.5	2.2	5.3
Losses incurred but not reported	3.1	(1.1)	4.2	(0.2)	4.9	(5.1)
Other losses excluding catastrophe losses	42.4	41.4	1.0	41.8	37.9	3.9
Catastrophe losses	18.8	10.3	8.5	10.2	14.9	(4.7)
Total loss ratio	73.7%	54.1%	19.6	59.3%	59.9%	(0.6)

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the second quarter of 2022, the personal lines total large loss ratio, net of reinsurance, was 5.9 percentage points higher than last year's second quarter. The increase in personal lines large losses for the first six months of 2022 occurred primarily for our homeowner line of business and for umbrella coverage in our other personal line of business. The second-quarter 2022 amount of total large losses incurred helped contribute to the increase in the six-month 2022 total large loss ratio, compared with 2021, in addition to a first-quarter 2022 ratio that was 4.6 points higher than the first quarter of 2021. We believe results for the three- and six-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation Second-Quarter 2022 10-Q

EXCESS AND SURPLUS LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2022	2021	% Change	2022	2021	% Change
Earned premiums	$124	$95	31	$236	$184	28
Fee revenues	—	1	(100)	1	1	0
Total revenues	124	96	29	237	185	28

Loss and loss expenses from:
Current accident year before catastrophe losses	73	59	24	143	113	27
Current accident year catastrophe losses	2	—	nm	3	1	200
Prior accident years before catastrophe losses	(1)	(1)	0	(6)	3	nm
Prior accident years catastrophe losses	—	—	0	—	—	0
Loss and loss expenses	74	58	28	140	117	20
Underwriting expenses	31	28	11	62	50	24
Underwriting profit	$19	$10	90	$35	$18	94

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	59.5%	62.0%	(2.5)	60.6%	61.5%	(0.9)
Current accident year catastrophe losses	1.2	0.4	0.8	1.3	0.8	0.5
Prior accident years before catastrophe losses	(0.4)	(1.5)	1.1	(2.4)	1.5	(3.9)
Prior accident years catastrophe losses	(0.1)	0.1	(0.2)	(0.2)	(0.1)	(0.1)
Loss and loss expenses	60.2	61.0	(0.8)	59.3	63.7	(4.4)
Underwriting expenses	24.9	28.5	(3.6)	26.2	27.0	(0.8)
Combined ratio	85.1%	89.5%	(4.4)	85.5%	90.7%	(5.2)

Combined ratio	85.1%	89.5%	(4.4)	85.5%	90.7%	(5.2)
Contribution from catastrophe losses and prior years reserve development	0.7	(1.0)	1.7	(1.3)	2.2	(3.5)
Combined ratio before catastrophe losses and prior years reserve development	84.4%	90.5%	(6.1)	86.8%	88.5%	(1.7)

Overview
Performance highlights for the excess and surplus lines segment include:
•Premiums – Excess and surplus lines net written premiums continued to grow during the second quarter and first six months of 2022, compared with the same period a year ago, primarily due to an increase in agency renewal written premiums. Renewal written premiums rose 31% and 28% for the three and six months ended June 30, 2022, compared with the same periods of 2021, reflecting the opportunity to renew many accounts for the first time, as well as higher renewal pricing. For the first six months of 2022, excess and surplus lines policy renewals experienced estimated average price increases at percentages in the high-single-digit range. We measure average changes in excess and surplus lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies.
New business written premiums produced by agencies decreased by 8% for the second quarter and increased 6% for the first six months of 2022 compared with the same periods of 2021. As we continued to carefully underwrite each policy in a highly competitive market, competition for larger policies was particularly strong during the second quarter. Some of what we report as new business came from accounts that were not new to our agents. We believe our agents' seasoned accounts tend to be priced more accurately than business that may be less familiar to them.
Cincinnati Financial Corporation Second-Quarter 2022 10-Q

Excess and Surplus Lines Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2022	2021	% Change	2022	2021	% Change
Agency renewal written premiums	$110	$84	31	$204	$160	28
Agency new business written premiums	33	36	(8)	69	65	6
Other written premiums	(8)	(5)	(60)	(14)	(11)	(27)
Net written premiums	135	115	17	259	214	21
Unearned premium change	(11)	(20)	45	(23)	(30)	23
Earned premiums	$124	$95	31	$236	$184	28

•Combined ratio – The excess and surplus lines combined ratio improved by 4.4 for the second quarter and 5.2 percentage points for the first six months of 2022, compared with the same periods of 2021, primarily due to a lower second-quarter 2022 underwriting expense ratio and favorable reserve development on prior accident years before catastrophe losses for the six-month period.
The ratio for current accident year loss and loss expenses before catastrophe losses for excess and surplus lines improved in the first six months of 2022. That 60.6% ratio was 0.9 percentage points lower, compared with the 61.5% accident year 2021 ratio measured as of June 30, 2021, including an increase of 1.3 percentage points in the ratio for large losses of $1 million or more per claim, discussed below.
Excess and surplus lines net reserve development on prior accident years, as a ratio to earned premiums, was a favorable 0.5% for the second quarter and 2.6% for the first six months of 2022, compared with favorable 1.4% for the second quarter of 2021 and unfavorable net reserve development of 1.4% for the first six months of 2021. The $6 million of net favorable reserve development recognized during the first six months of 2022 was primarily for accident years prior to 2021. The favorable reserve development was due primarily to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2021 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 52.

The excess and surplus lines underwriting expense ratio decreased for the second quarter and first six months of 2022, compared with the same periods of 2021, largely due to a decrease in commissions for agencies and related expenses. The ratios also included ongoing expense management efforts and higher earned premiums.

Cincinnati Financial Corporation Second-Quarter 2022 10-Q

Excess and Surplus Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended June 30,			Six months ended June 30,
	2022	2021	% Change	2022	2021	% Change
Current accident year losses greater than $5 million	$—	$—	nm	$—	$—	0
Current accident year losses $1 million - $5 million	9	7	29	13	8	63
Large loss prior accident year reserve development	1	1	0	1	—	nm
Total large losses incurred	10	8	25	14	8	75
Losses incurred but not reported	1	1	0	13	23	(43)
Other losses excluding catastrophe losses	38	34	12	70	49	43
Catastrophe losses	2	—	nm	3	1	200
Total losses incurred	$51	$43	19	$100	$81	23

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	—%	—%	0.0	—%	—%	0.0
Current accident year losses $1 million - $5 million	7.8	7.5	0.3	5.8	4.5	1.3
Large loss prior accident year reserve development	0.4	1.3	(0.9)	0.3	(0.2)	0.5
Total large loss ratio	8.2	8.8	(0.6)	6.1	4.3	1.8
Losses incurred but not reported	0.7	0.8	(0.1)	5.4	12.3	(6.9)
Other losses excluding catastrophe losses	31.5	35.0	(3.5)	29.6	26.8	2.8
Catastrophe losses	1.1	0.4	0.7	1.1	0.7	0.4
Total loss ratio	41.5%	45.0%	(3.5)	42.2%	44.1%	(1.9)

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the second quarter of 2022, the excess and surplus lines total ratio for large losses, net of reinsurance, was 0.6 percentage points lower than last year's second quarter. The second-quarter 2022 amount of total large losses incurred contributed to the increase in the six-month 2022 total large loss ratio, compared with 2021, in addition to a first-quarter 2022 ratio that was 4.4 points higher than the first quarter of 2021. We believe results for the three- and six-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation Second-Quarter 2022 10-Q

LIFE INSURANCE RESULTS

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2022	2021	% Change	2022	2021	% Change
Earned premiums	$76	$79	(4)	$148	$148	0
Fee revenues	1	1	0	2	2	0
Total revenues	77	80	(4)	150	150	0
Contract holders' benefits incurred	69	85	(19)	152	165	(8)
Investment interest credited to contract holders	(28)	(27)	(4)	(55)	(53)	(4)
Underwriting expenses incurred	23	24	(4)	42	42	0
Total benefits and expenses	64	82	(22)	139	154	(10)
Life insurance segment profit (loss)	$13	$(2)	nm	$11	$(4)	nm

Overview
The COVID-19 pandemic did not have a significant effect on our life insurance segment earned premiums or expenses for the first six months of 2022. However, the pandemic did contribute to a moderate increase in death claims, primarily in the first three months of 2022. It is possible we may continue to experience higher than projected future death claims due to the pandemic.

Performance highlights for the life insurance segment include:
•Revenues – Revenues decreased by less than $1 million for the six months ended June 30, 2022, compared with the same period a year ago, driven by favorable impacts in the same period of 2021 from the unlocking of interest rate and other actuarial assumptions. Earned premiums from term life insurance, our largest life insurance product line, increased over the same period of 2021.
Net in-force life insurance policy face amounts increased 2% to $79.155 billion at June 30, 2022, from $77.493 billion at year-end 2021.
Fixed annuity deposits received for the three and six months ended June 30, 2022, were $5 million and $13 million, compared with $10 million and $27 million for the same periods of 2021. Fixed annuity deposits have a minimal impact to earned premiums because deposits received are initially recorded as liabilities. Profit is earned over time by way of interest rate spreads. We do not write variable or equity-indexed annuities.
Life Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2022	2021	% Change	2022	2021	% Change
Term life insurance	$56	$52	8	$110	$103	7
Whole life insurance	12	11	9	23	22	5
Universal life and other	8	16	(50)	15	23	(35)
Net earned premiums	$76	$79	(4)	$148	$148	0

•Profitability – Our life insurance segment typically reports a small profit or loss on a GAAP basis because profits from investment income spreads are included in our investment segment results. We include only investment income credited to contract holders (including interest assumed in life insurance policy reserve calculations) in our life insurance segment results. A profit of $11 million for our life insurance segment in the first six months of 2022, compared with a $4 million loss for the same period of 2021, was primarily due to more favorable impacts from the unlocking of interest rate and other actuarial assumptions.

Life insurance segment benefits and expenses consist principally of contract holders' (policyholders') benefits incurred related to traditional life and interest-sensitive products and operating expenses incurred, net of deferred acquisition costs. Total benefits decreased in the first six months of 2022. Life policy and investment contract reserves increased with continued growth in net in-force life insurance policy face amounts and were partially offset by favorable effects from the unlocking of interest rate and other actuarial assumptions.
Cincinnati Financial Corporation Second-Quarter 2022 10-Q

Mortality results increased marginally compared with the same period of 2021 and were above our 2022 projections, due in part to pandemic-related death claims incurred in the first three months of 2022.

Underwriting expenses for the first six months of 2022 were slightly higher compared to the same period a year ago, as higher commission and general expense levels compared to the same period of 2021 were mostly offset by favorable impacts from the unlocking of interest rate and other actuarial assumptions.

We recognize that assets under management, capital appreciation and investment income are integral to evaluating the success of the life insurance segment because of the long duration of life products. On a basis that includes investment income and investment gains or losses from life-insurance-related invested assets, the life insurance company reported net income of $21 million and $31 million for the three and six months ended June 30, 2022, compared with $14 million and $24 million for the three and six months ended June 30, 2021. The life insurance company portfolio had net after-tax investment gains and net after-tax investment losses of less than $1 million for the three and six months ended June 30, 2022, respectively, compared with net after-tax investment gains of $3 million for the three and six months ended June 30, 2021.

INVESTMENTS RESULTS
Overview
The investments segment contributes investment income and investment gains and losses to results of operations. Investments traditionally are our primary source of pretax and after-tax profits.
Investment Income
Pretax investment income grew 11% for the second quarter and 9% for the first six months of 2022, compared with the same periods of 2021. Interest income increased by $7 million and $12 million for the three and six months ended June 30, 2022, as net purchases of fixed-maturity securities in recent quarters generally offset effects of the low interest rate environment of the past several years. Higher dividend income reflected rising dividend rates and net purchases of equity securities in recent quarters, helping dividend income to grow by $12 million and $19 million for the three and six months ended June 30, 2022.

Investments Results

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2022	2021	% Change	2022	2021	% Change
Total investment income, net of expenses	$195	$175	11	$380	$349	9
Investment interest credited to contract holders	(28)	(27)	(4)	(55)	(53)	(4)
Investment gains and losses, net	(1,154)	520	nm	(1,820)	1,024	nm
Investments profit (loss), pretax	$(987)	$668	nm	$(1,495)	$1,320	nm

We continue to consider the low interest rate environment that has prevailed in recent years as well as the potential for a continuation of the recent spike in both inflation and yields as we position our portfolio. As bonds in our generally laddered portfolio mature or are called over the near term, we will reinvest with a balanced approach, keeping in mind our long-term strategy and pursuing attractive risk-adjusted after-tax yields. The table below shows the average pretax yield-to-amortized cost associated with expected principal redemptions for our fixed-maturity portfolio. The expected principal redemptions are based on par amounts and include dated maturities, calls and prefunded municipal bonds that we expect will be called during each respective time period.

(Dollars in millions)	% Yield	Principal redemptions
At June 30, 2022
Fixed-maturity pretax yield profile:
Expected to mature during the remainder of 2022	3.36%	$312
Expected to mature during 2023	3.75	781
Expected to mature during 2024	4.31	987
Average yield and total expected maturities from the remainder of 2022 through 2024	3.96	$2,080

Cincinnati Financial Corporation Second-Quarter 2022 10-Q

The table below shows the average pretax yield-to-amortized cost for fixed-maturity securities acquired during the periods indicated. The average yield for total fixed-maturity securities acquired during the first six months of 2022 was higher than the 4.02% average yield-to-amortized cost of the fixed-maturity securities portfolio at the end of 2021. Our fixed-maturity portfolio's average yield of 4.00% for the first six months of 2022, from the investment income table below, was lower than the 4.02% yield for the year-end 2021 fixed-maturities portfolio.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Average pretax yield-to-amortized cost on new fixed-maturities:
Acquired taxable fixed-maturities	4.98%	3.36%	4.39%	3.50%
Acquired tax-exempt fixed-maturities	4.00	2.40	3.57	2.64
Average total fixed-maturities acquired	4.75	3.33	4.23	3.47

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

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2022	2021	% Change	2022	2021	% Change
Investment income:
Interest	$124	$117	6	$247	$235	5
Dividends	72	60	20	137	118	16
Other	2	1	100	3	3	0
Less investment expenses	3	3	0	7	7	0
Investment income, pretax	195	175	11	380	349	9
Less income taxes	31	27	15	60	54	11
Total investment income, after-tax	$164	$148	11	$320	$295	8

Investment returns:
Average invested assets plus cash and cash equivalents	$23,918	$22,619		$24,255	$22,259
Average yield pretax	3.26%	3.09%		3.13%	3.14%
Average yield after-tax	2.74	2.62		2.64	2.65
Effective tax rate	15.9	15.5		15.8	15.5

Fixed-maturity returns:
Average amortized cost	$12,414	$11,653		$12,364	$11,570
Average yield pretax	4.00%	4.02%		4.00%	4.06%
Average yield after-tax	3.31	3.35		3.32	3.38
Effective tax rate	17.1	16.7		17.0	16.7

Cincinnati Financial Corporation Second-Quarter 2022 10-Q

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

The table below summarizes total investment gains and losses, before taxes.

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Investment gains and losses:
Equity securities:
Investment gains and losses on securities sold, net	$5	$—	$37	$6
Unrealized gains and losses on securities still held, net	(1,175)	489	(1,882)	974
Subtotal	(1,170)	489	(1,845)	980
Fixed maturities:
Gross realized gains	2	11	6	14
Gross realized losses	(2)	(2)	(3)	(2)
Subtotal	—	9	3	12
Other	16	22	22	32
Total investment gains and losses reported in net income	(1,154)	520	(1,820)	1,024
Change in unrealized investment gains and losses:
Fixed maturities	(610)	132	(1,356)	(64)
Total	$(1,764)	$652	$(3,176)	$960

Of the 4,420 fixed-maturity securities in the portfolio, seven securities were trading below 70% of amortized cost at June 30, 2022. Our asset impairment committee regularly monitors the portfolio, including a quarterly review of the entire portfolio for potential credit losses, resulting in charges disclosed in the table below. We believe that if liquidity in the markets were to significantly deteriorate or economic conditions were to significantly weaken, we could experience declines in portfolio values and possibly increases in the allowance for credit losses or write-downs to fair value.

Fixed-maturity securities written down to fair value due to an intention to be sold and changes in the allowance for credit losses were each less than $1 million for the first six months of 2022. We had no fixed-maturity securities written down to fair value due to an intention to be sold and no allowance for credit losses for the first six months of 2021.

Cincinnati Financial Corporation Second-Quarter 2022 10-Q

OTHER
We report as Other the noninvestment operations of the parent company and a noninsurance subsidiary, CFC Investment Company. We also report as Other the underwriting results of Cincinnati Re and Cincinnati Global, including earned premiums, loss and loss expenses and underwriting expenses in the table below.

Total revenues for the first six months of 2022 for our Other operations increased, compared with the same period of 2021, primarily due to earned premiums from Cincinnati Re and Cincinnati Global, with increases of $46 million and $12 million, respectively. Total expenses for Other increased for the first six months of 2022, primarily due to loss and loss expenses and also underwriting expenses from Cincinnati Re and Cincinnati Global.

Other profit in the table below represents profit or losses before income taxes. For all periods shown, underwriting profit in aggregate from Cincinnati Re and Cincinnati Global offset interest expense from debt of the parent company.

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2022	2021	% Change	2022	2021	% Change
Interest and fees on loans and leases	$2	$2	0	$3	$3	0
Earned premiums	166	126	32	308	250	23
Other revenues	1	1	0	2	2	0
Total revenues	169	129	31	313	255	23
Interest expense	13	13	0	26	26	0
Loss and loss expenses	77	51	51	166	139	19
Underwriting expenses	49	38	29	94	76	24
Operating expenses	5	5	0	9	9	0
Total expenses	144	107	35	295	250	18
Total other profit	$25	$22	14	$18	$5	260

TAXES
We had $233 million and $320 million of income tax benefit for the three and six months ended June 30, 2022, compared with $169 million and $317 million of income tax expense for the same periods of 2021. The effective tax rate for the three and six months ended June 30, 2022, was 22.4% and 22.8% compared with 19.4% and 19.3% for the same periods last year. The change in our effective tax rate between periods was primarily due to large changes in our net investment gains and losses included in income for the periods as well as changes in underwriting income.

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

Cincinnati Financial Corporation Second-Quarter 2022 10-Q

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2022, shareholders' equity was $10.553 billion, compared with $13.105 billion at December 31, 2021. Total debt was $833 million at June 30, 2022, down $10 million from December 31, 2021. At June 30, 2022, cash and cash equivalents totaled $1.098 billion, compared with $1.139 billion at December 31, 2021.

The pandemic did not have a significant effect on our cash flows for the first half of 2022. In addition to our historically positive operating cash flow to meet the needs of operations, we have the ability to slow investing activities or sell a portion of our high-quality, liquid investment portfolio if such need arises. We also have additional capacity to borrow on our revolving short-term line of credit, as described further below.

SOURCES OF LIQUIDITY

Subsidiary Dividends
Our lead insurance subsidiary declared dividends of $504 million to the parent company in the first half of 2022, compared with $258 million for the same period of 2021. For full-year 2021, our lead insurance subsidiary paid dividends totaling $583 million to the parent company. State of Ohio regulatory requirements restrict the dividends our insurance subsidiary can pay. For full-year 2022, total dividends that our insurance subsidiary can pay to our parent company without regulatory approval are approximately $929 million.

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

The table below shows a summary of the operating cash flow for property casualty insurance (direct method):

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2022	2021	% Change	2022	2021	% Change
Premiums collected	$1,763	$1,568	12	$3,477	$3,091	12
Loss and loss expenses paid	(892)	(767)	(16)	(1,782)	(1,472)	(21)
Commissions and other underwriting expenses paid	(489)	(433)	(13)	(1,200)	(1,004)	(20)
Cash flow from underwriting	382	368	4	495	615	(20)
Investment income received	138	120	15	266	241	10
Cash flow from operations	$520	$488	7	$761	$856	(11)

Collected premiums for property casualty insurance rose $386 million during the first six months of 2022, compared with the same period in 2021. Loss and loss expenses paid for the 2022 period increased $310 million. Commissions and other underwriting expenses paid increased $196 million.

Cincinnati Financial Corporation Second-Quarter 2022 10-Q

We discuss our future obligations for claims payments and for underwriting expenses in our 2021 Annual Report on Form 10-K, Item 7, Obligations, Page 96.

Capital Resources
At June 30, 2022, our debt-to-total-capital ratio was 7.3%, considerably below our 35% covenant threshold, with $789 million in long-term debt and $44 million in borrowing on our revolving short-term line of credit. At June 30, 2022, $256 million was available for future cash management needs as part of the general provisions of the line of credit agreement, with another $300 million available as part of an accordion feature. Based on our capital requirements at June 30, 2022, we do not anticipate a material increase in debt levels exceeding the available line of credit amount during the year. As a result, we expect changes in our debt-to-total-capital ratio to continue to be largely a function of the contribution of unrealized investment gains or losses to shareholders' equity. We have an unsecured letter of credit agreement which provides a portion of the capital needed to support Cincinnati Global's obligations at Lloyd's. The amount of this unsecured letter of credit agreement was $94 million at June 30, 2022, with no amounts drawn.

We provide details of our three long-term notes in this quarterly report Item 1, Note 3, Fair Value Measurements. None of the notes are encumbered by rating triggers.

Four independent ratings firms award insurer financial strength ratings to our property casualty insurance companies and three firms rate our life insurance company. Those firms made no changes to our parent company debt ratings during the first six months of 2022. Our debt ratings are discussed in our 2021 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, Long-Term Debt, Page 95.

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
•Commissions – Commissions paid were $812 million in the first half of 2022. Commission payments generally track with written premiums, except for annual profit-sharing commissions typically paid during the first quarter of the year.
•Other underwriting expenses – Many of our underwriting expenses are not contractual obligations, but reflect the ongoing expenses of our business. Noncommission underwriting expenses paid were $388 million in the first half of 2022.
There were no contributions to our qualified pension plan during the first half of 2022.

Cincinnati Financial Corporation Second-Quarter 2022 10-Q

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

Uses of Capital
Uses of cash to enhance shareholder return include dividends to shareholders. In January 2022, the board of directors declared regular quarterly cash dividends of 69 cents per share for an indicated annual rate of $2.76 per share. During the first six months of 2022, we used $208 million to pay cash dividends to shareholders.

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

Total gross reserves at June 30, 2022, increased $374 million compared with December 31, 2021. Case loss reserves increased by $149 million, IBNR loss reserves increased by $187 million and loss expense reserves increased by $38 million. The total gross increase was primarily due to our commercial casualty and commercial property lines of business, our excess and surplus lines insurance segment and also Cincinnati Re.

Cincinnati Financial Corporation Second-Quarter 2022 10-Q

Property Casualty Gross Reserves

(Dollars in millions)	Loss reserves		Loss expense reserves	Total gross reserves
	Case reserves	IBNR reserves			Percent of total
At June 30, 2022
Commercial lines insurance:
Commercial casualty	$1,111	$791	$714	$2,616	34.4%
Commercial property	359	124	73	556	7.3
Commercial auto	430	224	123	777	10.2
Workers' compensation	430	523	82	1,035	13.6
Other commercial	93	15	121	229	3.0
Subtotal	2,423	1,677	1,113	5,213	68.5
Personal lines insurance:
Personal auto	215	65	59	339	4.5
Homeowner	190	98	44	332	4.4
Other personal	99	84	5	188	2.5
Subtotal	504	247	108	859	11.4
Excess and surplus lines	281	199	176	656	8.6
Cincinnati Re	130	515	4	649	8.5
Cincinnati Global	142	82	2	226	3.0
Total	$3,480	$2,720	$1,403	$7,603	100.0%
At December 31, 2021
Commercial lines insurance:
Commercial casualty	$1,059	$734	$704	$2,497	34.5%
Commercial property	357	82	62	501	6.9
Commercial auto	419	220	124	763	10.6
Workers' compensation	442	503	85	1,030	14.3
Other commercial	91	9	116	216	3.0
Subtotal	2,368	1,548	1,091	5,007	69.3
Personal lines insurance:
Personal auto	211	53	60	324	4.5
Homeowner	168	102	44	314	4.3
Other personal	84	87	5	176	2.4
Subtotal	463	242	109	814	11.2
Excess and surplus lines	233	186	158	577	8.0
Cincinnati Re	117	460	5	582	8.1
Cincinnati Global	150	97	2	249	3.4
Total	$3,331	$2,533	$1,365	$7,229	100.0%

LIFE POLICY AND INVESTMENT CONTRACT RESERVES
Gross life policy and investment contract reserves were $3.041 billion at June 30, 2022, compared with $3.014 billion at year-end 2021, reflecting continued growth in life insurance policies in force. We discuss our life insurance reserving practices in our 2021 Annual Report on Form 10-K, Item 7, Life Insurance Policyholder Obligations and Reserves, Page 103.
Cincinnati Financial Corporation Second-Quarter 2022 10-Q

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

The fair value of our investment portfolio was $21.443 billion at June 30, 2022, down $2.894 billion from year-end 2021, including a $1.089 billion decrease in the fixed-maturity portfolio and a $1.805 billion decrease in the equity portfolio.

(Dollars in millions)	At June 30, 2022				At December 31, 2021
	Cost or amortized cost	Percent of total	Fair value	Percent of total	Cost or amortized cost	Percent of total	Fair value	Percent of total
Taxable fixed maturities	$8,578	51.3%	$8,114	37.9%	$8,344	51.0%	$8,858	36.4%
Tax-exempt fixed maturities	3,919	23.5	3,819	17.8	3,886	23.8	4,164	17.1
Common equities	3,757	22.5	9,092	42.4	3,697	22.6	10,862	44.6
Nonredeemable preferred equities	448	2.7	418	1.9	424	2.6	453	1.9
Total	$16,702	100.0%	$21,443	100.0%	$16,351	100.0%	$24,337	100.0%

At June 30, 2022, substantially all of our consolidated investment portfolio, measured at fair value, is classified as Level 1 or Level 2. See Item 1, Note 3, Fair Value Measurements, for additional discussion of our valuation techniques.

In addition to our investment portfolio, the total investments amount reported in our condensed consolidated balance sheets includes Other invested assets. Other invested assets included $288 million of private equity investments, $37 million in Lloyd's deposits, $35 million of real estate through direct property ownership and development projects in the United States and $31 million of life policy loans at June 30, 2022.
Cincinnati Financial Corporation Second-Quarter 2022 10-Q

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

In the first six months of 2022, the decrease in fair value of our fixed-maturity portfolio reflected net purchases of securities, offset by a decrease in net unrealized gains, primarily due to an increase in U.S. Treasury yields and a widening of corporate credit spreads. At June 30, 2022, our fixed-maturity portfolio with an average rating of A3/A was valued at 95.5% of its amortized cost, compared with 106.5% at December 31, 2021.

At June 30, 2022, our investment-grade and noninvestment-grade fixed-maturity securities represented 79.6% and 4.8% of the portfolio, respectively. The remaining 15.6% represented fixed-maturity securities that were not rated by Moody's or S&P Global Ratings.

Attributes of the fixed-maturity portfolio include:

	At June 30, 2022		At December 31, 2021
Weighted average yield-to-amortized cost	4.04%		4.02%
Weighted average maturity	7.6	yrs	8.0	yrs
Effective duration	5.1	yrs	4.8	yrs

We discuss maturities of our fixed-maturity portfolio in our 2021 Annual Report on Form 10-K, Item 8, Note 2, Investments, Page 134, and in this quarterly report Item 2, Investments Results.
Cincinnati Financial Corporation Second-Quarter 2022 10-Q

TAXABLE FIXED MATURITIES
Our taxable fixed-maturity portfolio, with a fair value of $8.114 billion at June 30, 2022, included:

(Dollars in millions)	At June 30, 2022	At December 31, 2021
Investment-grade corporate	$6,237	$6,807
States, municipalities and political subdivisions	835	931
Noninvestment-grade corporate	566	690
Commercial mortgage-backed	249	273
United States government	144	123
Government-sponsored enterprises	60	8
Foreign government	23	26
Total	$8,114	$8,858

Our strategy is to buy, and typically hold, fixed-maturity investments to maturity, but we monitor credit profiles and fair value movements when determining holding periods for individual securities. With the exception of United States agency issues that include government-sponsored enterprises, no individual issuer's securities accounted for more than 1.2% of the taxable fixed-maturity portfolio at June 30, 2022. Our investment-grade corporate bonds had an average rating of Baa1 by Moody's or BBB by S&P Global Ratings and represented 76.9% of the taxable fixed-maturity portfolio's fair value at June 30, 2022, matching year-end 2021.

The heaviest concentration in our investment-grade corporate bond portfolio, based on fair value at
June 30, 2022, was the financial sector. It represented 42.2% of our investment-grade corporate bond portfolio, compared with 41.4% at year-end 2021. The energy sector represented 10.1% and was less than 10% at year-end 2021. No other sector exceeded 10% of our investment-grade corporate bond portfolio.

Our taxable fixed-maturity portfolio at June 30, 2022, included $249 million of commercial mortgage-backed securities with an average rating of Aa2/AA.
TAX-EXEMPT FIXED MATURITIES
At June 30, 2022, we had $3.819 billion of tax-exempt fixed-maturity securities with an average rating of Aa2/AA by Moody's and S&P Global Ratings. We traditionally have purchased municipal bonds focusing on general obligation and essential services issues, such as water, waste disposal or others. The portfolio is well diversified among approximately 1,700 municipal bond issuers. No single municipal issuer accounted for more than 0.6% of the tax-exempt fixed-maturity portfolio at June 30, 2022.

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

Cincinnati Financial Corporation Second-Quarter 2022 10-Q

The table below summarizes the effect of hypothetical changes in interest rates on the fair value of the fixed-maturity portfolio:

(Dollars in millions)	Effect from interest rate change in basis points
	-200	-100	-	100	200
At June 30, 2022	$13,157	$12,542	$11,933	$11,324	$10,733
At December 31, 2021	$14,327	$13,656	$13,022	$12,399	$11,768

The effective duration of the fixed-maturity portfolio as of June 30, 2022, was 5.1 years, up from 4.8 years at year-end 2021. The above table is a theoretical presentation showing that an instantaneous, parallel shift in the yield curve of 100 basis points could produce an approximately 5.1% change in the fair value of the fixed-maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value are to changes in the general level of interest rates, exclusive of call features. The fair values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.

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

EQUITY INVESTMENTS
Our equity investments, with a fair value totaling $9.510 billion at June 30, 2022, included $9.092 billion of common stock securities of companies generally with strong indications of paying and growing their dividends. Other criteria we evaluate include increasing sales and earnings, proven management and a favorable outlook. We believe our equity investment style is an appropriate long-term strategy. While our long-term financial position would be affected by prolonged changes in the market valuation of our investments, we believe our strong surplus position and cash flow provide a cushion against short-term fluctuations in valuation. Continued payment of cash dividends by the issuers of our common equity holdings can provide a floor to their valuation.

The table below summarizes the effect of hypothetical changes in market prices on fair value of our equity portfolio.

(Dollars in millions)	Effect from market price change in percent
	-30%	-20%	-10%	—	10%	20%	30%
At June 30, 2022	$6,657	$7,608	$8,559	$9,510	$10,461	$11,412	$12,363
At December 31, 2021	$7,921	$9,052	$10,184	$11,315	$12,447	$13,578	$14,710

At June 30, 2022, Apple Inc. (Nasdaq:AAPL) was our largest single common stock holding with a fair value of $664 million, or 7.3% of our publicly traded common stock portfolio and 3.1% of the total investment portfolio. Thirty-nine holdings among nine different sectors each had a fair value greater than $100 million.

Cincinnati Financial Corporation Second-Quarter 2022 10-Q

Common Stock Portfolio Industry Sector Distribution

	Percent of common stock portfolio
	At June 30, 2022		At December 31, 2021
	Cincinnati Financial	S&P 500 Industry Weightings	Cincinnati Financial	S&P 500 Industry Weightings
Sector:
Information technology	27.6%	26.8%	31.1%	29.2%
Healthcare	15.4	15.2	13.5	13.3
Financial	13.3	10.8	14.2	10.7
Industrials	10.9	7.8	11.1	7.8
Consumer staples	8.4	7.0	6.9	5.9
Consumer discretionary	7.6	10.5	8.3	12.5
Energy	5.0	4.4	4.0	2.7
Materials	4.4	2.6	4.4	2.5
Utilities	3.1	3.1	2.2	2.5
Real estate	2.7	2.9	2.7	2.8
Telecomm services	1.6	8.9	1.6	10.1
Total	100.0%	100.0%	100.0%	100.0%

UNREALIZED INVESTMENT GAINS AND LOSSES
At June 30, 2022, unrealized investment gains before taxes for the fixed-maturity portfolio totaled $98 million and unrealized investment losses amounted to $662 million before taxes.

The $564 million net unrealized loss position in our fixed-maturity portfolio at June 30, 2022, moved from a net unrealized gain position to a net unrealized loss position in the first six months of 2022, primarily due to an increase in U.S. Treasury yields and a widening of corporate credit spreads. The net loss position for our current fixed-maturity holdings will naturally decline over time as individual securities approach maturity. In addition, changes in interest rates can cause rapid, significant changes in fair values of fixed-maturity securities and the net loss position, as discussed in Quantitative and Qualitative Disclosures About Market Risk.

For federal income tax purposes, taxes on gains from appreciated investments generally are not due until securities are sold. We believe that the appreciated value of equity securities, compared with the cost of securities that is generally used as a tax basis, is a useful measure to help evaluate how fair value can change over time. On this basis, the net unrealized investment gains at June 30, 2022, consisted of a net gain position in our equity portfolio of $5.305 billion. Events or factors such as economic growth or recession can affect the fair value and unrealized investment gains of our equity securities. The five largest holdings in our common stock portfolio were Apple, Microsoft (Nasdaq:MSFT), UnitedHealth Group Inc. (NYSE:UNH), AbbVie Inc. (NYSE:ABBV) and Accenture Co. (NYSE:ACN), which had a combined fair value of $2.225 billion.

Unrealized Investment Losses
We expect the number of fixed-maturity securities trading below amortized cost to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, amortized costs for some securities are revised through write-downs recognized in prior periods. At June 30, 2022, 2,735 of the 4,420 fixed-maturity securities we owned had fair values below amortized cost, compared with 278 of the 4,329 securities we owned at year-end 2021. The 2,735 holdings with fair values below amortized cost at June 30, 2022, represented 64.0% of the fair value of our fixed-maturity investment portfolio and $662 million in unrealized losses.
•1,787 of the 2,735 holdings had fair value between 90% and 100% of amortized cost at June 30, 2022. These primarily consist of securities whose current valuation is largely the result of interest rate factors. The fair value of these 1,787 securities was $5.433 billion, and they accounted for $187 million in unrealized losses.
•941 of the 2,735 fixed-maturity holdings had fair value between 70% and 90% of amortized cost at
June 30, 2022. We believe the 941 fixed-maturity securities will continue to pay interest and ultimately pay
Cincinnati Financial Corporation Second-Quarter 2022 10-Q

principal upon maturity. The issuers of these 941 securities have strong cash flow to service their debt and meet their contractual obligation to make principal payments. The fair value of these securities was $2.186 billion, and they accounted for $468 million in unrealized losses.
•7 of the 2,735 fixed-maturity holdings had fair value below 70% of amortized cost at June 30, 2022. We believe these fixed-maturity securities will continue to pay interest and ultimately pay principal upon maturity. The fair value of these securities was $15 million, and they accounted for $7 million in unrealized losses.

The table below reviews fair values and unrealized losses by investment category and by the overall duration of the securities' continuous unrealized loss position.

(Dollars in millions)	Less than 12 months		12 months or more		Total
At June 30, 2022	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
Corporate	$4,768	$398	$107	$26	$4,875	$424
States, municipalities and political subdivisions	2,341	223	20	6	2,361	229
Commercial mortgage-backed	237	7	10	—	247	7
United States government	85	2	11	—	96	2
Government-sponsored enterprises	36	—	3	—	39	—
Foreign government	16	—	—	—	16	—
Total	$7,483	$630	$151	$32	$7,634	$662
At December 31, 2021
Fixed maturity securities:
Corporate	$861	$13	$15	$—	$876	$13
States, municipalities and political subdivisions	105	2	2	1	107	3
Commercial mortgage-backed	10	—	11	—	21	—
United States government	48	—	—	—	48	—
Government-sponsored enterprises	7	—	—	—	7	—
Foreign government	16	—	—	—	16	—
Total	$1,047	$15	$28	$1	$1,075	$16

At June 30, 2022, applying our invested asset impairment policy, we determined that the total of $662 million, for securities in an unrealized loss position in the table above, was not the result of a credit loss.

During the first six months of 2022, two fixed-maturity securities that were written down to fair value, due to an intention to be sold, and changes in allowance for credit losses were each less than $1 million. During the first six months of 2021, no securities were written down to fair value due to an intention to be sold and we had no allowance for credit losses.

During the full year of 2021, we wrote down five securities and recorded $1 million in impairment charges. At December 31, 2021, 278 fixed-maturity securities with a total unrealized loss of $16 million were in an unrealized loss position. Of that total, no fixed-maturity securities had fair values below 70% of amortized cost.

Cincinnati Financial Corporation Second-Quarter 2022 10-Q

The following table summarizes the investment portfolio by severity of decline:

(Dollars in millions)	Number of issues	Amortized cost	Fair value	Gross unrealized gain (loss)	Gross investment income
At June 30, 2022
Taxable fixed maturities:
Fair valued below 70% of amortized cost	4	$15	$10	$(5)	$—
Fair valued at 70% to less than 100% of amortized cost	1,667	6,473	5,949	(524)	125
Fair valued at 100% and above of amortized cost	460	2,090	2,155	65	53
Investment income on securities sold in current year	—	—	—	—	8
Total	2,131	8,578	8,114	(464)	186
Tax-exempt fixed maturities:
Fair valued below 70% of amortized cost	3	7	5	(2)	—
Fair valued at 70% to less than 100% of amortized cost	1,061	1,801	1,670	(131)	27
Fair valued at 100% and above of amortized cost	1,225	2,111	2,144	33	33
Investment income on securities sold in current year	—	—	—	—	1
Total	2,289	3,919	3,819	(100)	61
Fixed-maturities summary:
Fair valued below 70% of amortized cost	7	22	15	(7)	—
Fair valued at 70% to less than 100% of amortized cost	2,728	8,274	7,619	(655)	152
Fair valued at 100% and above of amortized cost	1,685	4,201	4,299	98	86
Investment income on securities sold in current year	—	—	—	—	9
Total	4,420	$12,497	$11,933	$(564)	$247

At December 31, 2021
Fixed-maturities summary:
Fair valued below 70% of amortized cost	—	$—	$—	$—	$—
Fair valued at 70% to less than 100% of amortized cost	278	1,091	1,075	(16)	17
Fair valued at 100% and above of amortized cost	4,051	11,139	11,947	808	427
Investment income on securities sold in current year	—	—	—	—	33
Total	4,329	$12,230	$13,022	$792	$477

See our 2021 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Asset Impairment, Page 57.

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures – The company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)).

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company's management, with the participation of the company's chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of June 30, 2022. Based upon that evaluation, the company's chief executive officer and chief financial officer concluded that the design and operation of the company's disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure:
•that information required to be disclosed in the company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and
Cincinnati Financial Corporation Second-Quarter 2022 10-Q

•that such information is accumulated and communicated to the company's management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting – During the three months ended June 30, 2022, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There was no significant impact to our internal controls over financial reporting while the majority of our associates were working remotely due to the COVID-19 pandemic.
Cincinnati Financial Corporation Second-Quarter 2022 10-Q

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

We have limited direct exposure within our insurance operations to businesses or individuals in Russia or the Ukraine, reported in our consolidated property casualty insurance catastrophe losses and loss expenses incurred, net of reinsurance. We do not have material exposure to investments subject to embargos or Russian reinsurance counterparties. However, the ongoing Russian war against Ukraine is impacting global economic, banking, commodity, and financial markets, exacerbating ongoing economic challenges, including inflation and supply chain disruption, which impacts insurance loss costs, premiums and investment valuation.
Cincinnati Financial Corporation Second-Quarter 2022 10-Q

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any of our shares that were not registered under the Securities Act during the first six months of 2022. Our repurchase program does not have an expiration date. On January 26, 2018, an additional 15 million shares were authorized, which expanded our current repurchase program. We have 9,491,921 shares available for purchase under our programs at June 30, 2022.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1-30, 2022	—	—	—	10,701,785
May 1-31, 2022	1,209,864	$124.44	1,209,864	9,491,921
June 1-30, 2022	—	—	—	9,491,921
Totals	1,209,864	124.44	1,209,864

Cincinnati Financial Corporation Second-Quarter 2022 10-Q

Item 6.    Exhibits

Exhibit No.	Exhibit Description
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

Cincinnati Financial Corporation Second-Quarter 2022 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINCINNATI FINANCIAL CORPORATION
Date: July 27, 2022

/S/ Michael J. Sewell
Michael J. Sewell, CPA
Chief Financial Officer, Executive Vice President and Treasurer
(Principal Accounting Officer)
Cincinnati Financial Corporation Second-Quarter 2022 10-Q