Form 10-Q
period 2022-09-30
CINCINNATI FINANCIAL CORP
filed 2022-10-31
CIK 20286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
 (Mark one)
☑       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2022.
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
☐Yes ☑ No
As of October 26, 2022, there were 157,184,308 shares of common stock outstanding.

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED September 30, 2022

Cincinnati Financial Corporation Third-Quarter 2022 10-Q

Part I – Financial Information
Item 1.    Financial Statements (unaudited)

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

(Dollars in millions, except per share data)	September 30,	December 31,
	2022	2021
Assets
Investments
Fixed maturities, at fair value (amortized cost: 2022—$12,812; 2021—$12,230)	$11,734	$13,022
Equity securities, at fair value (cost: 2022—$4,292; 2021—$4,121)	8,840	11,315
Other invested assets	414	329
Total investments	20,988	24,666
Cash and cash equivalents	1,083	1,139
Investment income receivable	152	144
Finance receivable	87	98
Premiums receivable	2,403	2,053
Reinsurance recoverable	561	570
Prepaid reinsurance premiums	91	78
Deferred policy acquisition costs	1,036	905
Land, building and equipment, net, for company use (accumulated depreciation: 2022—$317; 2021—$303)	204	205
Other assets	706	570
Separate accounts	888	959
Total assets	$28,199	$31,387

Liabilities
Insurance reserves
Loss and loss expense reserves	$8,113	$7,305
Life policy and investment contract reserves	3,053	3,014
Unearned premiums	3,798	3,271
Other liabilities	1,249	1,092
Deferred income tax	780	1,744
Note payable	44	54
Long-term debt and lease obligations	843	843
Separate accounts	888	959
Total liabilities	18,768	18,282

Commitments and contingent liabilities (Note 12)

Shareholders' Equity
Common stock, par value—$2 per share; (authorized: 2022 and 2021—500 million shares; issued: 2022 and 2021—198.3 million shares)	397	397
Paid-in capital	1,379	1,356
Retained earnings	10,797	12,625
Accumulated other comprehensive income	(828)	648
Treasury stock at cost (2022—41.2 million shares and 2021—38.0 million shares)	(2,314)	(1,921)
Total shareholders' equity	9,431	13,105
Total liabilities and shareholders' equity	$28,199	$31,387

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation Third-Quarter 2022 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Income

(Dollars in millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenues
Earned premiums	$1,882	$1,669	$5,345	$4,806
Investment income, net of expenses	193	179	573	528
Investment gains and losses, net	(674)	(70)	(2,494)	954
Fee revenues	5	4	12	11
Other revenues	2	3	7	8
Total revenues	1,408	1,785	3,443	6,307
Benefits and Expenses
Insurance losses and contract holders' benefits	1,418	1,072	3,766	2,990
Underwriting, acquisition and insurance expenses	551	511	1,604	1,440
Interest expense	14	13	40	39
Other operating expenses	4	5	13	14
Total benefits and expenses	1,987	1,601	5,423	4,483
Income (Loss) Before Income Taxes	(579)	184	(1,980)	1,824
Provision (Benefit) for Income Taxes
Current	19	55	90	166
Deferred	(180)	(24)	(571)	182
Total provision (benefit) for income taxes	(161)	31	(481)	348
Net Income (Loss)	$(418)	$153	$(1,499)	$1,476
Per Common Share
Net income (loss)—basic	$(2.64)	$0.95	$(9.41)	$9.16
Net income (loss)—diluted	(2.64)	0.94	(9.41)	9.07

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation Third-Quarter 2022 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net Income (Loss)	$(418)	$153	$(1,499)	$1,476
Other Comprehensive Income (Loss)
Change in unrealized gains and losses on investments, net of tax (benefit) of $(109), $(19), $(393) and $(33), respectively	(405)	(69)	(1,477)	(119)
Amortization of pension actuarial loss and prior service cost, net of tax of $0, $1, $0 and $2, respectively	—	1	—	5
Change in life deferred acquisition costs, life policy reserves and other, net of tax of $0, $0, $0 and $2, respectively	—	—	1	8
Other comprehensive loss	(405)	(68)	(1,476)	(106)
Comprehensive Income (Loss)	$(823)	$85	$(2,975)	$1,370

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Third-Quarter 2022 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Common Stock
Beginning of period	$397	$397	$397	$397
Share-based awards	—	—	—	—
End of period	397	397	397	397

Paid-In Capital
Beginning of period	1,367	1,334	1,356	1,328
Share-based awards	1	1	(11)	(13)
Share-based compensation	9	8	29	25
Other	2	1	5	4
End of period	1,379	1,344	1,379	1,344

Retained Earnings
Beginning of period	11,324	11,205	12,625	10,085
Net income (loss)	(418)	153	(1,499)	1,476
Dividends declared	(109)	(101)	(329)	(304)
End of period	10,797	11,257	10,797	11,257

Accumulated Other Comprehensive Income
Beginning of period	(423)	731	648	769
Other comprehensive loss	(405)	(68)	(1,476)	(106)
End of period	(828)	663	(828)	663

Treasury Stock
Beginning of period	(2,112)	(1,809)	(1,921)	(1,790)
Share-based awards	1	1	13	16
Shares acquired - share repurchase authorization	(203)	(12)	(399)	(40)
Shares acquired - share-based compensation plans	—	—	(8)	(7)
Other	—	—	1	1
End of period	(2,314)	(1,820)	(2,314)	(1,820)

Total Shareholders' Equity	$9,431	$11,841	$9,431	$11,841

(In millions, except per common share)
Common Stock - Shares Outstanding
Beginning of period	159.2	161.1	160.3	160.9
Share-based awards	—	0.1	0.5	0.6
Shares acquired - share repurchase authorization	(2.1)	(0.1)	(3.7)	(0.4)
End of period	157.1	161.1	157.1	161.1

Dividends declared per common share	$0.69	$0.63	$2.07	$1.89

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation Third-Quarter 2022 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

(Dollars in millions)	Nine months ended September 30,
	2022	2021
Cash Flows From Operating Activities
Net income (loss)	$(1,499)	$1,476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81	69
Investment gains and losses, net	2,513	(933)
Share-based compensation	29	25
Interest credited to contract holders	34	33
Deferred income tax expense	(571)	182
Changes in:
Investment income receivable	(8)	(6)
Premiums and reinsurance receivable	(354)	(280)
Deferred policy acquisition costs	(118)	(84)
Other assets	(6)	(12)
Loss and loss expense reserves	808	546
Life policy and investment contract reserves	52	76
Unearned premiums	527	382
Other liabilities	3	95
Current income tax receivable/payable	(70)	(51)
Net cash provided by operating activities	1,421	1,518
Cash Flows From Investing Activities
Sale of fixed maturities	93	88
Call or maturity of fixed maturities	818	1,049
Sale of equity securities	333	123
Purchase of fixed maturities	(1,445)	(1,831)
Purchase of equity securities	(380)	(276)
Investment in finance receivables	(18)	(30)
Collection of finance receivables	30	28
Investment in building and equipment	(12)	(12)
Change in other invested assets, net	(65)	(30)
Net cash used in investing activities	(646)	(891)
Cash Flows From Financing Activities
Payment of cash dividends to shareholders	(316)	(295)
Shares acquired - share repurchase authorization	(399)	(40)
Changes in note payable	(10)	5
Proceeds from stock options exercised	8	10
Contract holders' funds deposited	54	64
Contract holders' funds withdrawn	(98)	(104)
Other	(70)	(82)
Net cash used in financing activities	(831)	(442)
Net change in cash and cash equivalents	(56)	185
Cash and cash equivalents at beginning of year	1,139	900
Cash and cash equivalents at end of period	$1,083	$1,085
Supplemental Disclosures of Cash Flow Information:
Interest paid	$27	$26
Income taxes paid	144	205
Noncash Activities
Equipment acquired under finance lease obligations	$13	$9
Share-based compensation	24	22
Other assets and other liabilities	203	137

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation Third-Quarter 2022 10-Q

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

Our September 30, 2022, condensed consolidated financial statements are unaudited. We believe that we have made all adjustments, consisting only of normal recurring accruals, that are necessary for fair presentation. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our 2021 Annual Report on Form 10-K. The results of operations for interim periods do not necessarily indicate results to be expected for the full year.

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

Based on current conditions, management estimates at September 30, 2022, that adoption would not have a material impact and would have resulted in an after-tax increase to shareholders' equity of approximately $50 million. The ultimate impact of adoption of these ASUs will be affected by the market value discount rates and other assumptions determined at the January 1, 2023, adoption date and could be material. The process of addressing necessary remaining implementation-related items, including modifications to reporting and analysis capabilities as well as actuarial systems and associated data processes is substantially complete.

Cincinnati Financial Corporation Third-Quarter 2022 10-Q

NOTE 2 – Investments
The following table provides amortized cost, gross unrealized gains, gross unrealized losses and fair value for our fixed-maturity securities:

(Dollars in millions)	Amortized cost	Gross unrealized		Fair value
At September 30, 2022		gains	losses
Fixed maturity securities:
Corporate	$7,307	$33	$661	$6,679
States, municipalities and political subdivisions	4,911	4	433	4,482
Commercial mortgage-backed	253	—	13	240
United States government	193	—	5	188
Government-sponsored enterprises	122	—	3	119
Foreign government	26	—	—	26
Total	$12,812	$37	$1,115	$11,734
At December 31, 2021
Fixed maturity securities:
Corporate	$7,043	$467	$13	$7,497
States, municipalities and political subdivisions	4,768	330	3	5,095
Commercial mortgage-backed	264	9	—	273
United States government	121	2	—	123
Government-sponsored enterprises	8	—	—	8
Foreign government	26	—	—	26
Total	$12,230	$808	$16	$13,022

The net unrealized investment losses in our fixed-maturity portfolio at September 30, 2022, are primarily due to an increase in U.S. Treasury yields and a widening of corporate credit spreads. Our commercial mortgage-backed securities had an average rating of Aa2/AA- and Aa2/AA at September 30, 2022, and December 31, 2021, respectively.

Cincinnati Financial Corporation Third-Quarter 2022 10-Q

The table below provides fair values and gross unrealized losses by investment category and by the duration of the securities' continuous unrealized loss positions:

(Dollars in millions)	Less than 12 months		12 months or more		Total
At September 30, 2022	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
Corporate	$5,835	$535	$376	$126	$6,211	$661
States, municipalities and political subdivisions	3,831	414	48	19	3,879	433
Commercial mortgage-backed	225	11	14	2	239	13
United States government	173	5	12	—	185	5
Government-sponsored enterprises	101	3	3	—	104	3
Foreign government	21	—	—	—	21	—
Total	$10,186	$968	$453	$147	$10,639	$1,115
At December 31, 2021
Fixed maturity securities:
Corporate	$861	$13	$15	$—	$876	$13
States, municipalities and political subdivisions	105	2	2	1	107	3
Commercial mortgage-backed	10	—	11	—	21	—
United States government	48	—	—	—	48	—
Government-sponsored enterprises	7	—	—	—	7	—
Foreign government	16	—	—	—	16	—
Total	$1,047	$15	$28	$1	$1,075	$16

Contractual maturity dates for fixed-maturities securities were:

(Dollars in millions)	Amortized cost	Fair value	% of fair value
At September 30, 2022
Maturity dates:
Due in one year or less	$690	$687	5.9%
Due after one year through five years	3,861	3,717	31.7
Due after five years through ten years	3,573	3,334	28.4
Due after ten years	4,688	3,996	34.0
Total	$12,812	$11,734	100.0%

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Cincinnati Financial Corporation Third-Quarter 2022 10-Q

The following table provides investment income and investment gains and losses, net:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Investment income:
Interest	$129	$121	$376	$356
Dividends	66	61	203	179
Other	3	1	6	4
Total	198	183	585	539
Less investment expenses	5	4	12	11
Total	$193	$179	$573	$528

Investment gains and losses, net:
Equity securities:
Investment gains and losses on securities sold, net	$16	$(1)	$34	$6
Unrealized gains and losses on securities still held, net	(705)	(104)	(2,568)	869
Subtotal	(689)	(105)	(2,534)	875
Fixed maturities:
Gross realized gains	—	10	6	24
Gross realized losses	—	(1)	(3)	(3)
Write-down of impaired securities	—	(1)	—	(1)
Subtotal	—	8	3	20

Other	15	27	37	59
Total	$(674)	$(70)	$(2,494)	$954

The fair value of our equity portfolio was $8.840 billion and $11.315 billion at September 30, 2022, and December 31, 2021, respectively. At September 30, 2022, and December 31, 2021, Apple Inc. (Nasdaq:AAPL), an equity holding, was our largest single investment holding with a fair value of $638 million and $862 million, which was 7.6% and 7.9% of our publicly traded common equities portfolio and 3.1% and 3.5% of the total investment portfolio, respectively.

At September 30, 2022, and December 31, 2021, the allowance for credit losses was $1 million and less than
$1 million, respectively. Changes in the amount during each period were less than $1 million. During the three months ended September 30, 2022, there were no fixed-maturity securities that were written down to fair value due to an intention to be sold. During the nine months ended September 30, 2022, there were two fixed-maturity securities that were written down to fair value due to an intention to be sold resulting in impairment charges of less than $1 million. During the three and nine months ended September 30, 2021, there were five fixed-maturity securities that were written down to fair value due to an intention to be sold.

At September 30, 2022, 4,049 fixed-maturity securities with a total unrealized loss of $1.115 billion were in an unrealized loss position. Of that total, 118 fixed-maturity securities had fair values below 70% of amortized cost. At December 31, 2021, 278 fixed-maturity securities with a total unrealized loss of $16 million were in an unrealized loss position. Of that total, no fixed-maturity securities had fair values below 70% of amortized cost.
Cincinnati Financial Corporation Third-Quarter 2022 10-Q

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

Fair Value Disclosures for Assets
The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis at September 30, 2022, and December 31, 2021. We do not have any liabilities carried at fair value.

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At September 30, 2022
Fixed maturities, available for sale:
Corporate	$—	$6,679	$—	$6,679
States, municipalities and political subdivisions	—	4,482	—	4,482
Commercial mortgage-backed	—	240	—	240
United States government	188	—	—	188
Government-sponsored enterprises	—	119	—	119
Foreign government	—	26	—	26
Subtotal	188	11,546	—	11,734
Common equities	8,433	—	—	8,433
Nonredeemable preferred equities	—	407	—	407
Separate accounts taxable fixed maturities	—	811	—	811
Top Hat savings plan mutual funds and common equity (included in Other assets)	51	—	—	51
Total	$8,672	$12,764	$—	$21,436

At December 31, 2021
Fixed maturities, available for sale:
Corporate	$—	$7,497	$—	$7,497
States, municipalities and political subdivisions	—	5,095	—	5,095
Commercial mortgage-backed	—	273	—	273
United States government	123	—	—	123
Government-sponsored enterprises	—	8	—	8
Foreign government	—	26	—	26
Subtotal	123	12,899	—	13,022
Common equities	10,862	—	—	10,862
Nonredeemable preferred equities	—	453	—	453
Separate accounts taxable fixed maturities	—	948	—	948
Top Hat savings plan mutual funds and common equity (included in Other assets)	64	—	—	64
Total	$11,049	$14,300	$—	$25,349

Cincinnati Financial Corporation Third-Quarter 2022 10-Q

We also held Level 1 cash and cash equivalents of $1.083 billion and $1.139 billion at September 30, 2022, and December 31, 2021, respectively.

Fair Value Disclosures for Assets and Liabilities Not Carried at Fair Value
The disclosures below are presented to provide information about the effects of current market conditions on financial instruments that are not reported at fair value in our condensed consolidated financial statements.

This table summarizes the book value and principal amounts of our long-term debt:

(Dollars in millions)			Book value		Principal amount
Interest rate	Year of issue		September 30,	December 31,	September 30,	December 31,
			2022	2021	2022	2021
6.900%	1998	Senior debentures, due 2028	$27	$27	$28	$28
6.920%	2005	Senior debentures, due 2028	391	391	391	391
6.125%	2004	Senior notes, due 2034	371	371	374	374
Total			$789	$789	$793	$793

The following table shows fair values of our note payable and long-term debt:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At September 30, 2022
Note payable	$—	$44	$—	$44
6.900% senior debentures, due 2028	—	29	—	29
6.920% senior debentures, due 2028	—	415	—	415
6.125% senior notes, due 2034	—	384	—	384
Total	$—	$872	$—	$872

At December 31, 2021
Note payable	$—	$54	$—	$54
6.900% senior debentures, due 2028	—	34	—	34
6.920% senior debentures, due 2028	—	501	—	501
6.125% senior notes, due 2034	—	510	—	510
Total	$—	$1,099	$—	$1,099

Cincinnati Financial Corporation Third-Quarter 2022 10-Q

The following table shows the fair value of our life policy loans included in other invested assets and the fair values of our deferred annuities and structured settlements included in life policy and investment contract reserves:

(Dollars in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At September 30, 2022
Life policy loans	$—	$—	$37	$37

Deferred annuities	—	—	612	612
Structured settlements	—	139	—	139
Total	$—	$139	$612	$751

At December 31, 2021
Life policy loans	$—	$—	$44	$44

Deferred annuities	—	—	778	778
Structured settlements	—	201	—	201
Total	$—	$201	$778	$979

Outstanding principal and interest for these life policy loans totaled $31 million at September 30, 2022, and
December 31, 2021.

Recorded reserves for the deferred annuities were $753 million and $762 million at September 30, 2022, and December 31, 2021, respectively. Recorded reserves for the structured settlements were $131 million and $136 million at September 30, 2022, and December 31, 2021, respectively.

Cincinnati Financial Corporation Third-Quarter 2022 10-Q

NOTE 4 – Property Casualty Loss and Loss Expenses
This table summarizes activity for our consolidated property casualty loss and loss expense reserves:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Gross loss and loss expense reserves, beginning of period	$7,603	$6,955	$7,229	$6,677
Less reinsurance recoverable	287	274	327	277
Net loss and loss expense reserves, beginning of period	7,316	6,681	6,902	6,400
Net incurred loss and loss expenses related to:
Current accident year	1,391	1,090	3,687	3,072
Prior accident years	(43)	(102)	(143)	(331)
Total incurred	1,348	988	3,544	2,741
Net paid loss and loss expenses related to:
Current accident year	484	416	1,021	893
Prior accident years	464	349	1,709	1,344
Total paid	948	765	2,730	2,237
Net loss and loss expense reserves, end of period	7,716	6,904	7,716	6,904
Plus reinsurance recoverable	329	322	329	322
Gross loss and loss expense reserves, end of period	$8,045	$7,226	$8,045	$7,226

We use actuarial methods, models and judgment to estimate, as of a financial statement date, the property casualty loss and loss expense reserves required to pay for and settle all outstanding insured claims, including incurred but not reported (IBNR) claims, as of that date. The actuarial estimate is subject to review and adjustment by an inter-departmental committee that includes actuarial, claims, underwriting, loss prevention and accounting management. This committee is familiar with relevant company and industry business, claims and underwriting trends, as well as general economic and legal trends that could affect future loss and loss expense payments. The amount we will actually have to pay for claims can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate. The reserve for loss and loss expenses in the condensed consolidated balance sheets also included $68 million at September 30, 2022, and $66 million at September 30, 2021, for certain life and health loss and loss expense reserves.

For the three months ended September 30, 2022, we experienced $43 million of favorable development on prior accident years, including $4 million of favorable development in commercial lines, $8 million of favorable development in personal lines and $7 million of favorable development in excess and surplus lines. Within commercial lines, we recognized favorable reserve development of $24 million for the commercial property line and $16 million for the workers' compensation line due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. This was partially offset by unfavorable reserve development of $23 million for the commercial casualty line and $16 million for the commercial auto line.

For the nine months ended September 30, 2022, we experienced $143 million of favorable development on prior accident years, including $51 million of favorable development in commercial lines, $56 million of favorable development in personal lines and $13 million of favorable development in excess and surplus lines. Within commercial lines, we recognized favorable reserve development of $43 million for the workers' compensation line and $36 million for the commercial property line due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. This was partially offset by unfavorable reserve development of $25 million for the commercial casualty line and $15 million for the commercial auto line. Within personal lines, we recognized favorable reserve development of $51 million for the homeowner line.

Cincinnati Financial Corporation Third-Quarter 2022 10-Q

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
Cincinnati Financial Corporation Third-Quarter 2022 10-Q

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

This table summarizes our life policy and investment contract reserves:

(Dollars in millions)	September 30, 2022	December 31, 2021
Life policy reserves:
Ordinary/traditional life	$1,432	$1,376
Other	52	52
Subtotal	1,484	1,428
Investment contract reserves:
Deferred annuities	753	762
Universal life	677	679
Structured settlements	131	136
Other	8	9
Subtotal	1,569	1,586
Total life policy and investment contract reserves	$3,053	$3,014

Cincinnati Financial Corporation Third-Quarter 2022 10-Q

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

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Property casualty:
Deferred policy acquisition costs asset, beginning of period	$723	$630	$602	$542
Capitalized deferred policy acquisition costs	325	287	1,064	924
Amortized deferred policy acquisition costs	(342)	(300)	(960)	(849)
Deferred policy acquisition costs asset, end of period	$706	$617	$706	$617

Life:
Deferred policy acquisition costs asset, beginning of period	$322	$294	$303	$263
Capitalized deferred policy acquisition costs	16	15	46	44
Amortized deferred policy acquisition costs	(12)	(12)	(33)	(35)
Shadow deferred policy acquisition costs	4	1	14	26
Deferred policy acquisition costs asset, end of period	$330	$298	$330	$298

Consolidated:
Deferred policy acquisition costs asset, beginning of period	$1,045	$924	$905	$805
Capitalized deferred policy acquisition costs	341	302	1,110	968
Amortized deferred policy acquisition costs	(354)	(312)	(993)	(884)
Shadow deferred policy acquisition costs	4	1	14	26
Deferred policy acquisition costs asset, end of period	$1,036	$915	$1,036	$915

No premium deficiencies were recorded in the condensed consolidated statements of income, as the sum of the anticipated loss and loss expenses, policyholder dividends and unamortized deferred acquisition expenses did not exceed the related unearned premiums and anticipated investment income.

Cincinnati Financial Corporation Third-Quarter 2022 10-Q

NOTE 7 – Accumulated Other Comprehensive Income
Accumulated other comprehensive income (AOCI) includes changes in unrealized gains and losses on investments, changes in pension obligations and changes in life deferred acquisition costs, life policy reserves and other as follows:

(Dollars in millions)	Three months ended September 30,
	2022			2021
	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, beginning of period	$(564)	$(119)	$(445)	$962	$201	$761
OCI before investment gains and losses, net, recognized in net income	(514)	(109)	(405)	(80)	(18)	(62)
Investment gains and losses, net, recognized in net income	—	—	—	(8)	(1)	(7)
OCI	(514)	(109)	(405)	(88)	(19)	(69)
AOCI, end of period	$(1,078)	$(228)	$(850)	$874	$182	$692

Pension obligations:
AOCI, beginning of period	$27	$7	$20	$(36)	$(6)	$(30)
OCI excluding amortization recognized in net income	—	—	—	—	—	—
Amortization recognized in net income	—	—	—	2	1	1
OCI	—	—	—	2	1	1
AOCI, end of period	$27	$7	$20	$(34)	$(5)	$(29)

Life deferred acquisition costs, life policy reserves and other:
AOCI, beginning of period	$2	$—	$2	$—	$—	$—
OCI before investment gains and losses, net, recognized in net income	—	—	—	—	—	—
Investment gains and losses, net, recognized in net income	—	—	—	—	—	—
OCI	—	—	—	—	—	—
AOCI, end of period	$2	$—	$2	$—	$—	$—

Summary of AOCI:
AOCI, beginning of period	$(535)	$(112)	$(423)	$926	$195	$731
Investments OCI	(514)	(109)	(405)	(88)	(19)	(69)
Pension obligations OCI	—	—	—	2	1	1
Life deferred acquisition costs, life policy reserves and other OCI	—	—	—	—	—	—
Total OCI	(514)	(109)	(405)	(86)	(18)	(68)
AOCI, end of period	$(1,049)	$(221)	$(828)	$840	$177	$663

Cincinnati Financial Corporation Third-Quarter 2022 10-Q

(Dollars in millions)	Nine months ended September 30,
	2022			2021
	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, beginning of period	$792	$165	$627	$1,026	$215	$811
OCI before investment gains and losses, net, recognized in net income	(1,867)	(392)	(1,475)	(132)	(29)	(103)
Investment gains and losses, net, recognized in net income	(3)	(1)	(2)	(20)	(4)	(16)
OCI	(1,870)	(393)	(1,477)	(152)	(33)	(119)
AOCI, end of period	$(1,078)	$(228)	$(850)	$874	$182	$692

Pension obligations:
AOCI, beginning of period	$27	$7	$20	$(41)	$(7)	$(34)
OCI excluding amortization recognized in net income	—	—	—	2	1	1
Amortization recognized in net income	—	—	—	5	1	4
OCI	—	—	—	7	2	5
AOCI, end of period	$27	$7	$20	$(34)	$(5)	$(29)

Life deferred acquisition costs, life policy reserves and other:
AOCI, beginning of period	$1	$—	$1	$(10)	$(2)	$(8)
OCI before investment gains and losses, net, recognized in net income	1	—	1	10	2	8
Investment gains and losses, net, recognized in net income	—	—	—	—	—	—
OCI	1	—	1	10	2	8
AOCI, end of period	$2	$—	$2	$—	$—	$—

Summary of AOCI:
AOCI, beginning of period	$820	$172	$648	$975	$206	$769
Investments OCI	(1,870)	(393)	(1,477)	(152)	(33)	(119)
Pension obligations OCI	—	—	—	7	2	5
Life deferred acquisition costs, life policy reserves and other OCI	1	—	1	10	2	8
Total OCI	(1,869)	(393)	(1,476)	(135)	(29)	(106)
AOCI, end of period	$(1,049)	$(221)	$(828)	$840	$177	$663

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

Cincinnati Financial Corporation Third-Quarter 2022 10-Q

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

The table below summarizes our consolidated property casualty insurance net written premiums, earned premiums and incurred loss and loss expenses:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Direct written premiums	$1,730	$1,527	$5,304	$4,721
Assumed written premiums	92	66	548	432
Ceded written premiums	(72)	(55)	(239)	(208)
Net written premiums	$1,750	$1,538	$5,613	$4,945

Direct earned premiums	$1,743	$1,553	$4,935	$4,447
Assumed earned premiums	161	117	416	327
Ceded earned premiums	(95)	(74)	(227)	(189)
Earned premiums	$1,809	$1,596	$5,124	$4,585

Direct incurred loss and loss expenses	$1,247	$876	$3,316	$2,525
Assumed incurred loss and loss expenses	164	165	304	297
Ceded incurred loss and loss expenses	(63)	(53)	(76)	(81)
Incurred loss and loss expenses	$1,348	$988	$3,544	$2,741

Our life insurance company purchases reinsurance for protection of a portion of the risks that are written. Primary components of our life reinsurance program include individual mortality coverage, aggregate catastrophe and accidental death coverage in excess of certain deductibles.

Cincinnati Financial Corporation Third-Quarter 2022 10-Q

The table below summarizes our consolidated life insurance earned premiums and contract holders' benefits incurred:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Direct earned premiums	$92	$93	$278	$278
Ceded earned premiums	(19)	(20)	(57)	(57)
Earned premiums	$73	$73	$221	$221

Direct contract holders' benefits incurred	93	103	298	310
Ceded contract holders' benefits incurred	(23)	(19)	(76)	(61)
Contract holders' benefits incurred	$70	$84	$222	$249

The ceded benefits incurred can vary depending on the type of life insurance policy held and the year the policy was issued.

At September 30, 2022, and December 31, 2021, the allowance for uncollectible property casualty premiums was $15 million and $14 million, respectively. At September 30, 2022, and December 31, 2021, the allowances for credit losses on other premiums receivable and recoverable assets were immaterial.
Cincinnati Financial Corporation Third-Quarter 2022 10-Q

NOTE 9 – Income Taxes
The differences between the 21% statutory federal income tax rate and our effective income tax rate were as follows:

(Dollars in millions)	Three months ended September 30,				Nine months ended September 30,
	2022		2021		2022		2021
Tax at statutory rate:	$(122)	21.0%	$39	21.0%	$(416)	21.0%	$383	21.0%
Increase (decrease) resulting from:
Tax-exempt income from municipal bonds	(5)	0.9	(5)	(2.7)	(15)	0.8	(15)	(0.8)
Dividend received exclusion	(5)	0.9	(5)	(2.7)	(15)	0.8	(14)	(0.8)
Release of unrecognized tax benefit	(34)	5.9	—	—	(34)	1.7	—	—
Other	5	(0.9)	2	1.2	(1)	—	(6)	(0.3)
Provision (benefit) for income taxes	$(161)	27.8%	$31	16.8%	$(481)	24.3%	$348	19.1%

The provision (benefit) for federal income taxes is based upon filing a consolidated income tax return for the company and its domestic subsidiaries.

We continue to believe that after considering all positive and negative evidence of taxable income in the carryback and carryforward periods as permitted by law, it is more likely than not that all of the deferred tax assets on our U.S. domestic operations will be realized. As a result, we have no valuation allowance for our U.S. domestic operations at September 30, 2022, and December 31, 2021. As more fully discussed below, we do carry a valuation allowance on the deferred tax assets related to Cincinnati Global Underwriting Ltd.SM (Cincinnati Global).

Enactment of the Inflation Reduction Act of 2022
The Inflation Reduction Act of 2022 (Tax Act) was enacted on August 16, 2022. Along with other changes, the Tax Act created a new corporate alternative minimum tax (AMT) for certain corporations based on 15% of adjusted financial statement income for the taxable year. In addition, the Tax Act imposes a 1% excise tax on corporate stock repurchases. The effective date of these two provisions is January 1, 2023. We do not expect the enactment of the Tax Act to have a material impact on our financial statements. Any excise tax incurred on corporate stock repurchases will be recognized as part of the cost basis of the treasury stock acquired and not reported as part of income tax expense.

Unrecognized Tax Benefits
During the current quarter, we received favorable guidance from the Internal Revenue Service (IRS) supporting our tax position related to our unrecognized tax benefit set up in 2018. As a result of this guidance, we released our $34 million gross unrecognized tax benefit liability at September 30, 2022. The $34 million release is recognized as an additional income tax benefit and is shown separately in our effective income tax rate reconciliation. The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Gross unrecognized tax benefits, beginning of period	$34	$34	$34	$34
Gross increase in prior year positions	—	—	—	—
Gross decrease in prior year positions	(34)	—	(34)	—
Gross increase in current year positions	—	—	—	—
Settlements with tax authorities	—	—	—	—
Lapse of statute of limitations	—	—	—	—
Gross unrecognized tax benefits, end of period	$—	$34	$—	$34

During the current quarter, the Congressional Joint Committee on Taxation completed review of our 2017 tax return and related carryback claims with no change to our returns as filed. Our 2018 tax year remains open and we recently received notice from the IRS of their intent to audit tax year ended December 31, 2020.
Cincinnati Financial Corporation Third-Quarter 2022 10-Q

Cincinnati Global
As a result of operations for the three and nine months ended September 30, 2022, Cincinnati Global increased its net deferred tax assets by $7 million and decreased it by $4 million with an offsetting increase of $7 million and decrease of $4 million to the valuation allowance. At September 30, 2022, Cincinnati Global had a net deferred tax asset of $49 million and an offsetting valuation allowance of $49 million.

Deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized. After considering all positive and negative evidence, we continue to believe it is appropriate to carry a valuation allowance at September 30, 2022.

At September 30, 2022, and December 31, 2021, Cincinnati Global had operating loss carryforwards in the United States of $6 million and $8 million, respectively, and in the United Kingdom of $123 million and $130 million, respectively. These Cincinnati Global losses can only be utilized within the Cincinnati Global group in both the United States and in the United Kingdom and cannot offset the income of our domestic operations in the United States.

Cincinnati Financial Corporation Third-Quarter 2022 10-Q

NOTE 10 – Net Income (Loss) Per Common Share
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are computed based on the weighted average number of common and dilutive potential common shares outstanding using the treasury stock method. The table shows calculations for basic and diluted earnings per share:

(In millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)—basic and diluted	$(418)	$153	$(1,499)	$1,476
Denominator:
Basic weighted-average common shares outstanding	158.0	161.1	159.3	161.1
Effect of share-based awards:
Stock options	—	1.2	—	1.1
Nonvested shares	—	0.6	—	0.6
Diluted weighted-average shares	158.0	162.9	159.3	162.8
Earnings (loss) per share:
Basic	$(2.64)	$0.95	$(9.41)	$9.16
Diluted	$(2.64)	$0.94	$(9.41)	$9.07
Number of anti-dilutive share-based awards	2.3	0.4	1.9	0.9

The above table shows the number of anti-dilutive share-based awards for the three and nine months ended September 30, 2022 and 2021. In accordance with Accounting Standards Codification 260, Earnings per Share, the assumed exercise of share-based awards were excluded from the computation of diluted loss per share for the three and nine months ended September 30, 2022, because their exercise would have anti-dilutive effects. See our 2021 Annual Report on Form 10-K, Item 8, Note 17, Share-Based Associate Compensation Plans, Page 169, for information about share-based awards.

NOTE 11 – Employee Retirement Benefits
The following summarizes the components of net periodic (benefit) cost for our qualified and supplemental pension plans:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Service cost	$2	$2	$7	$7
Non-service (benefit) costs:
Interest cost	3	2	8	7
Expected return on plan assets	(6)	(5)	(17)	(16)
Amortization of actuarial loss and prior service cost	—	2	—	5
Other	—	—	—	2
Total non-service benefit	(3)	(1)	(9)	(2)
Net periodic (benefit) cost	$(1)	$1	$(2)	$5

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

Cincinnati Financial Corporation Third-Quarter 2022 10-Q

We made matching contributions totaling $6 million and $7 million to our 401(k) and Top Hat savings plans during the third quarter of 2022 and 2021 and contributions of $20 million and $18 million for the first nine months of 2022 and 2021, respectively.

We made no contributions to our qualified pension plan during the first nine months of 2022.

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

The company and its subsidiaries also are occasionally involved in other legal and regulatory proceedings, some of which assert claims for substantial amounts. These actions include, among others, putative class actions seeking certification of state or national classes. Such proceedings have alleged, for example, improper depreciation of labor costs in repair estimates. The company’s insurance subsidiaries also are occasionally parties to individual actions in
Cincinnati Financial Corporation Third-Quarter 2022 10-Q

which extra-contractual damages, punitive damages or penalties are sought, such as claims alleging bad faith handling of insurance claims or writing unauthorized coverage or claims alleging discrimination by former or current associates.

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

Cincinnati Financial Corporation Third-Quarter 2022 10-Q

Segment information is summarized in the following table:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenues:
Commercial lines insurance
Commercial casualty	$360	$323	$1,046	$938
Commercial property	292	264	846	776
Commercial auto	213	200	627	591
Workers' compensation	73	66	209	201
Other commercial	90	77	256	221
Commercial lines insurance premiums	1,028	930	2,984	2,727
Fee revenues	1	1	3	3
Total commercial lines insurance	1,029	931	2,987	2,730

Personal lines insurance
Personal auto	158	153	465	457
Homeowner	213	184	609	536
Other personal	60	51	172	153
Personal lines insurance premiums	431	388	1,246	1,146
Fee revenues	1	1	3	3
Total personal lines insurance	432	389	1,249	1,149

Excess and surplus lines insurance	125	105	361	289
Fee revenues	1	1	2	2
Total excess and surplus lines insurance	126	106	363	291

Life insurance premiums	73	73	221	221
Fee revenues	2	1	4	3
Total life insurance	75	74	225	224

Investments
Investment income, net of expenses	193	179	573	528
Investment gains and losses, net	(674)	(70)	(2,494)	954
Total investment revenue	(481)	109	(1,921)	1,482

Other
Premiums	225	173	533	423
Other	2	3	7	8
Total other revenues	227	176	540	431
Total revenues	$1,408	$1,785	$3,443	$6,307

Income (loss) before income taxes:
Insurance underwriting results
Commercial lines insurance	$11	$182	$25	$457
Personal lines insurance	(18)	(10)	(2)	16
Excess and surplus lines insurance	9	7	44	25
Life insurance	11	(5)	22	(9)
Investments	(508)	83	(2,003)	1,403
Other	(84)	(73)	(66)	(68)
Total income (loss) before income taxes	$(579)	$184	$(1,980)	$1,824

Identifiable assets:	September 30, 2022	December 31, 2021
Property casualty insurance	$5,072	$4,421
Life insurance	1,525	1,590
Investments	20,726	24,481
Other	876	895
Total	$28,199	$31,387

Cincinnati Financial Corporation Third-Quarter 2022 10-Q

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
Cincinnati Financial Corporation Third-Quarter 2022 10-Q

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
Cincinnati Financial Corporation Third-Quarter 2022 10-Q

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

Cincinnati Financial Corporation Third-Quarter 2022 10-Q

CORPORATE FINANCIAL HIGHLIGHTS
Net Income and Comprehensive Income Data

(Dollars in millions, except per share data)	Three months ended September 30,			Nine months ended September 30,
	2022	2021	% Change	2022	2021	% Change
Earned premiums	$1,882	$1,669	13	$5,345	$4,806	11
Investment income, net of expenses (pretax)	193	179	8	573	528	9
Investment gains and losses, net (pretax)	(674)	(70)	nm	(2,494)	954	nm
Total revenues	1,408	1,785	(21)	3,443	6,307	(45)
Net income (loss)	(418)	153	nm	(1,499)	1,476	nm
Comprehensive income (loss)	(823)	85	nm	(2,975)	1,370	nm
Net income (loss) per share—diluted	(2.64)	0.94	nm	(9.41)	9.07	nm
Cash dividends declared per share	0.69	0.63	10	2.07	1.89	10
Diluted weighted average shares outstanding	158.0	162.9	(3)	159.3	162.8	(2)

Total revenues decreased $377 million for the third quarter of 2022, compared with the third quarter of 2021, as a reduction in net investment gains offset increases in earned premiums and investment income. For the first nine months of 2022, compared with the same period of 2021, total revenues decreased $2.864 billion, as higher earned premiums and investment income were offset by a reduction in net investment gains. Premium and investment revenue trends are discussed further in the respective sections of Financial Results.

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

The net loss for the third quarter of 2022, compared with third-quarter 2021 net income, was a change of $571 million, including a decrease of $476 million in after-tax net investment gains and losses and a decrease of $114 million in after-tax property casualty underwriting income that offset an increase of $12 million in after-tax investment income. Catastrophe losses for the third quarter of 2022, mostly weather related, were $19 million higher after taxes and unfavorably affected both net income and property casualty underwriting income. Life insurance segment results on a pretax basis increased by $16 million compared with the third quarter of 2021. Third-quarter 2022 net income included a $34 million benefit from the release of an uncertain tax position related to the IRS examination of the tax year ended December 31, 2018, and is part of after-tax property casualty underwriting income.

For the first nine months of 2022, net income decreased $2.975 billion, compared with the first nine months of 2021, including decreases of $2.723 billion in after-tax investment gains and losses and $305 million in after-tax property casualty underwriting income that offset an increase of $36 million in after-tax investment income. The property casualty underwriting income decrease included an unfavorable $40 million after-tax effect from higher catastrophe losses. Life insurance segment results increased by $31 million on a pretax basis. The nine-month 2022 net income and after-tax property casualty underwriting income included the $34 million benefit from the release of an uncertain tax position noted above.

The decrease in property casualty underwriting income for both 2022 periods also included higher insured loss experience before catastrophe effects, partly from elevated paid losses reflecting economic or other forms of inflation. Various pandemic effects are also increasing our uncertainty regarding ultimate losses. We believe the past two years distorted paid loss cost trends for reasons such as slowed activity for many businesses, reduced driving and closed courts that delayed progress on some litigated insurance claims. Until longer-term paid loss cost trends become more clear, we intend to remain prudent in reserving for estimated ultimate losses. As a result, incurred losses for the first nine months of 2022 for several lines of business were higher than in prior periods and are discussed in Financial Results by property casualty insurance segment.

Cincinnati Financial Corporation Third-Quarter 2022 10-Q

During the first nine months of 2022, SARS-CoV-2, also known as COVID-19 and recognized as a pandemic by the World Health Organization, continued to cause various effects in parts of the world. We believe it did not have a significant effect on our premium revenues during the first nine months of 2022 and there were no material changes to our estimates for incurred losses and expenses related to the pandemic.

Performance by segment is discussed below in Financial Results. As discussed in our 2021 Annual Report on Form 10-K, Item 7, Executive Summary, Page 47, there are several reasons why our performance during 2022 may be below our long-term targets.

The board of directors is committed to rewarding shareholders directly through cash dividends and through share repurchase authorizations. Through 2021, the company had increased the annual cash dividend rate for 61 consecutive years, a record we believe is matched by only seven other U.S. publicly traded companies. In January 2022, the board of directors increased the regular quarterly dividend to 69 cents per share, setting the stage for our 62nd consecutive year of increasing cash dividends. During the first nine months of 2022, cash dividends declared by the company increased 10% compared with the same period of 2021. Our board regularly evaluates relevant factors in decisions related to dividends and share repurchases. The 2022 dividend increase reflected our strong operating performance and signaled management's and the board's positive outlook and confidence in our outstanding capital, liquidity and financial flexibility.

Balance Sheet Data and Performance Measures

(Dollars in millions, except share data)	At September 30,	At December 31,
	2022	2021
Total investments	$20,988	$24,666
Total assets	28,199	31,387
Short-term debt	44	54
Long-term debt	789	789
Shareholders' equity	9,431	13,105
Book value per share	60.01	81.72
Debt-to-total-capital ratio	8.1%	6.0%

Total assets at September 30, 2022, decreased 10% compared with year-end 2021, and included a 15% decrease in total investments that reflected net purchases that were offset by lower fair values for many securities in our portfolio. Shareholders' equity decreased 28% and book value per share decreased 27% during the first nine months of 2022. Our debt-to-total-capital ratio (capital is the sum of debt plus shareholders' equity) increased compared with year-end 2021.

Our value creation ratio is our primary performance metric. That ratio was negative 24.0% for the first nine months of 2022, and was less than the same period in 2021 primarily due to a reduction in overall net gains from our investment portfolio. The $21.71 decrease in book value per share during the first nine months of 2022 contributed negative 26.5 percentage points to the value creation ratio, while dividends declared at $2.07 per share contributed positive 2.5 points. Value creation ratios by major components and in total, along with calculations from per-share amounts, are shown in the tables below.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Value creation ratio major components:
Net income before investment gains	1.1%	1.8%	3.7%	6.7%
Change in fixed-maturity securities, realized and unrealized gains	(3.9)	(0.5)	(11.5)	(1.0)
Change in equity securities, investment gains	(5.2)	(0.7)	(15.6)	6.4
Other	(0.4)	0.1	(0.6)	0.3
Value creation ratio	(8.4)%	0.7%	(24.0)%	12.4%

Cincinnati Financial Corporation Third-Quarter 2022 10-Q

(Dollars are per share)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Value creation ratio:
End of period book value*	$60.01	$73.49	$60.01	$73.49
Less beginning of period book value	66.30	73.57	81.72	67.04
Change in book value	(6.29)	(0.08)	(21.71)	6.45
Dividend declared to shareholders	0.69	0.63	2.07	1.89
Total value creation	$(5.60)	$0.55	$(19.64)	$8.34

Value creation ratio from change in book value**	(9.4)%	(0.1)%	(26.5)%	9.6%
Value creation ratio from dividends declared to shareholders***	1.0	0.8	2.5	2.8
Value creation ratio	(8.4)%	0.7%	(24.0)%	12.4%

* Book value per share is calculated by dividing end of period total shareholders' equity by end of period shares outstanding
** Change in book value divided by the beginning of period book value
*** Dividend declared to shareholders divided by beginning of period book value

DRIVERS OF LONG-TERM VALUE CREATION
Operating through The Cincinnati Insurance Company, Cincinnati Financial Corporation is one of the 25 largest property casualty insurers in the nation, based on 2021 net written premiums for approximately 2,000 U.S. stock and mutual insurer groups. We market our insurance products through a select group of independent insurance agencies as discussed in our 2021 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 6. At September 30, 2022, we actively marketed through 1,971 agencies located in 46 states. We maintain a long-term perspective that guides us in addressing immediate challenges or opportunities while focusing on the major decisions that best position our company for success through all market cycles.

To measure our long-term progress in creating shareholder value, our value creation ratio is our primary financial performance target. As discussed in our 2021 Annual Report on Form 10-K, Item 7, Executive Summary, Page 47, management believes this measure is a meaningful indicator of our long-term progress in creating shareholder value and has three primary performance drivers:

•Premium growth – We believe our agency relationships and initiatives can lead to a property casualty written premium growth rate over any five-year period that exceeds the industry average. For the first nine months of 2022, our consolidated property casualty net written premium year-over-year growth was 14%, comparing favorably with the industry's 11% growth rate reported by A.M. Best for the first six months of 2022. For the five-year period 2017 through 2021, our growth rate exceeded that of the industry. The industry's growth rate excludes its mortgage and financial guaranty lines of business.
•Combined ratio – We believe our underwriting philosophy and initiatives can generate a GAAP combined ratio over any five-year period that is consistently within the range of 95% to 100%. For the first nine months of 2022, our GAAP combined ratio was 99.2%, including 10.9 percentage points of current accident year catastrophe losses partially offset by 2.8 percentage points of favorable loss reserve development on prior accident years. Our statutory combined ratio was 98.1% for the first nine months of 2022, comparing favorably with the industry's 100.0% reported by A.M. Best for the first six months of 2022. The industry's ratio again excludes its mortgage and financial guaranty lines of business.
•Investment contribution – We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year return of the Standard & Poor's 500 Index. For the first nine months of 2022, pretax investment income was $573 million, up 9% compared with the same period in 2021. We believe our investment portfolio mix provides an appropriate balance of income stability and growth with capital appreciation potential.

Cincinnati Financial Corporation Third-Quarter 2022 10-Q

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

At September 30, 2022, we held $3.888 billion of our cash and cash equivalents and invested assets at the parent-company level, of which $3.648 billion, or 93.8%, was invested in common stocks, and $105 million, or 2.7%, was cash or cash equivalents. Our debt-to-total-capital ratio was 8.1% at September 30, 2022. Another important indicator of financial strength is our ratio of property casualty net written premiums to statutory surplus, which was 1.1-to-1 for the 12 months ended September 30, 2022, compared with 0.9-to-1 at year-end 2021.

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

At October 28, 2022, our insurance subsidiaries continued to be highly rated.

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
Cincinnati Financial Corporation Third-Quarter 2022 10-Q

CONSOLIDATED PROPERTY CASUALTY INSURANCE HIGHLIGHTS
Consolidated property casualty insurance results include premiums and expenses for our standard market insurance segments (commercial lines and personal lines), our excess and surplus lines segment, Cincinnati Re® and our London-based global specialty underwriter Cincinnati Global Underwriting Ltd.SM (Cincinnati Global).

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2022	2021	% Change	2022	2021	% Change
Earned premiums	$1,809	$1,596	13	$5,124	$4,585	12
Fee revenues	3	3	0	8	8	0
Total revenues	1,812	1,599	13	5,132	4,593	12
Loss and loss expenses from:
Current accident year before catastrophe losses	1,116	872	28	3,127	2,583	21
Current accident year catastrophe losses	275	218	26	560	489	15
Prior accident years before catastrophe losses	(20)	(112)	82	(74)	(282)	74
Prior accident years catastrophe losses	(23)	10	nm	(69)	(49)	(41)
Loss and loss expenses	1,348	988	36	3,544	2,741	29
Underwriting expenses	530	490	8	1,541	1,377	12
Underwriting profit (loss)	$(66)	$121	nm	$47	$475	(90)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	61.7%	54.7%	7.0	61.0%	56.3%	4.7
Current accident year catastrophe losses	15.2	13.6	1.6	10.9	10.7	0.2
Prior accident years before catastrophe losses	(1.1)	(7.0)	5.9	(1.4)	(6.1)	4.7
Prior accident years catastrophe losses	(1.3)	0.6	(1.9)	(1.4)	(1.1)	(0.3)
Loss and loss expenses	74.5	61.9	12.6	69.1	59.8	9.3
Underwriting expenses	29.4	30.7	(1.3)	30.1	30.0	0.1
Combined ratio	103.9%	92.6%	11.3	99.2%	89.8%	9.4

Combined ratio	103.9%	92.6%	11.3	99.2%	89.8%	9.4
Contribution from catastrophe losses and prior years reserve development	12.8	7.2	5.6	8.1	3.5	4.6
Combined ratio before catastrophe losses and prior years reserve development	91.1%	85.4%	5.7	91.1%	86.3%	4.8

Our consolidated property casualty insurance operations generated an underwriting loss of $66 million for the third quarter of 2022 and an underwriting profit of $47 million for the first nine months of the year. The third-quarter 2022 change of $187 million from an underwriting profit for the same period a year ago included an unfavorable increase of $24 million in losses from catastrophes, mostly caused by severe weather. The nine-month underwriting profit decrease of $428 million, compared with the first nine months of 2021, included an unfavorable increase of $51 million in losses from catastrophes. Both 2022 periods also experienced higher current accident year loss and loss expenses before catastrophe losses and lower amounts of favorable reserve development on prior accident years.

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
Cincinnati Financial Corporation Third-Quarter 2022 10-Q

For all property casualty lines of business in aggregate, net loss and loss expense reserves at September 30, 2022, were $814 million, or 12%, higher than at year-end 2021, including an increase of $620 million for the incurred but not reported (IBNR) portion.

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

Our consolidated property casualty combined ratio for the third quarter of 2022 rose by 11.3 percentage points, compared with the same period of 2021, including a decrease of 0.3 points from higher catastrophe losses and loss expenses that were outpaced by growth in earned premiums. For the first nine months of 2022, compared with the 2021 nine-month period, our combined ratio rose by 9.4 percentage points, including a decrease of 0.1 point from higher catastrophe losses and loss expenses that were outpaced by growth in earned premiums. Combined ratio components that increased are discussed below and in further detail in Financial Results by property casualty insurance segment.
The combined ratio can be affected significantly by natural catastrophe losses and other large losses as discussed in detail below. The combined ratio can also be affected by updated estimates of loss and loss expense reserves established for claims that occurred in prior periods, referred to as prior accident years. Net favorable development on prior accident year reserves, including reserves for catastrophe losses, benefited the combined ratio by 2.8 percentage points in the first nine months of 2022, compared with 7.7 percentage points in the same period of 2021. Net favorable development is discussed in further detail in Financial Results by property casualty insurance segment.

The ratio for current accident year loss and loss expenses before catastrophe losses increased in the first nine months of 2022. That 61.0% ratio was 4.7 percentage points higher, compared with the 56.3% accident year 2021 ratio measured as of September 30, 2021, including an increase of 2.3 points in the ratio for large losses of $1 million or more per claim, discussed below.

The underwriting expense ratio decreased for the third quarter and increased slightly for the first nine months of 2022, compared with the same periods a year ago. The third-quarter 2022 decrease was primarily due to a decrease in profit-sharing commissions for agencies, while the nine-month increase was primarily due to an increase in commissions for agencies. The ratios also included ongoing expense management efforts and higher earned premiums.
Cincinnati Financial Corporation Third-Quarter 2022 10-Q

Consolidated Property Casualty Insurance Premiums

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2022	2021	% Change	2022	2021	% Change
Agency renewal written premiums	$1,390	$1,244	12	$4,269	$3,853	11
Agency new business written premiums	264	230	15	794	685	16
Other written premiums	96	64	50	550	407	35
Net written premiums	1,750	1,538	14	5,613	4,945	14
Unearned premium change	59	58	2	(489)	(360)	(36)
Earned premiums	$1,809	$1,596	13	$5,124	$4,585	12

The trends in net written premiums and earned premiums summarized in the table above include the effects of price increases. Price change trends that heavily influence renewal written premium increases or decreases, along with other premium growth drivers for 2022, are discussed in more detail by segment below in Financial Results.

Consolidated property casualty net written premiums for the three and nine months ended September 30, 2022, grew $212 million and $668 million compared with the same periods of 2021. Our premium growth initiatives from prior years have provided an ongoing favorable effect on growth during the current year, particularly as newer agency relationships mature over time.

Consolidated property casualty agency new business written premiums increased by $34 million and $109 million for the third quarter and first nine months of 2022, compared with the same periods of 2021. New agency appointments during 2022 and 2021 produced an $11 million increase in standard lines new business for the first nine months of 2022 compared with the same period of 2021. As we appoint new agencies that choose to move accounts to us, we report these accounts as new business. While this business is new to us, in many cases it is not new to the agent. We believe these seasoned accounts tend to be priced more accurately than business that may be less familiar to our agent upon obtaining it from a competing agent.

Net written premiums for Cincinnati Re, included in other written premiums, increased by $29 million and $129 million for the three months and nine months ended September 30, 2022, compared with the same periods of 2021, to $86 million and $518 million, respectively. Cincinnati Re assumes risks through reinsurance treaties and in some cases cedes part of the risk and related premiums to one or more unaffiliated reinsurance companies through transactions known as retrocessions.

Cincinnati Global is also included in other written premiums. Net written premiums increased, by $10 million and $42 million, for the three and nine months ended September 30, 2022, compared with the same periods of 2021, to $57 million and $177 million, respectively.
Other written premiums also include premiums ceded to reinsurers as part of our reinsurance ceded program. An increase in ceded premiums reduced net written premiums by $11 million and $26 million for the third quarter and first nine months of 2022, compared with the same periods of 2021.

Catastrophe losses and loss expenses typically have a material effect on property casualty results and can vary significantly from period to period. Losses from catastrophes contributed 13.9 and 9.5 percentage points to the combined ratio in the third quarter and first nine months of 2022, compared with 14.2 and 9.6 percentage points in the same period of 2021.

Effective June 1, 2022, we restructured our reinsurance program for Cincinnati Re only, providing retrocession coverages with various triggers and unique features. That program included property catastrophe excess of loss coverage with a total available aggregate limit of $30 million in excess of $100 million per loss. Losses estimated for Hurricane Ian as of September 30, 2022, did not reach a level applicable for reinsurance recovery. Ultimate loss experience could be lower or higher than that estimate and higher amounts could exceed our loss retention amount of $100 million, triggering the retrocession coverage in the future. Reserve estimates are inherently uncertain as described in our 2021 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 52, and Item 1A, Risk Factors, Page 32. Losses estimated for
Cincinnati Financial Corporation Third-Quarter 2022 10-Q

Hurricane Ian as of September 30, 2022, included a high degree of reliance on third-party catastrophe models and industry estimates because the event occurred near the end of the third-quarter 2022 reporting period. Our own proprietary adjustments and ultimate loss estimates will develop as more information is reported by affected ceding companies.

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

Consolidated Property Casualty Insurance Catastrophe Losses and Loss Expenses Incurred

(Dollars in millions, net of reinsurance)		Three months ended September 30,					Nine months ended September 30,
		Comm.	Pers.	E&S			Comm.	Pers.	E&S
Dates	Region	lines	lines	lines	Other	Total	lines	lines	lines	Other	Total
2022
Apr. 10-14	Midwest, South, West	$(4)	$(2)	$—	$—	$(6)	$13	$9	$—	$—	$22
Apr. 15-19	Northeast, South	(2)	(1)	—	—	(3)	14	2	—	—	16
May 1-3	Midwest, South, West	—	—	—	—	—	8	9	—	—	17
May 9-10	Midwest	1	—	—	—	1	20	4	—	—	24
May 11-12	Midwest, South	1	—	—	—	1	14	5	—	—	19
May 19-22	Midwest, Northeast, South	1	4	—	—	5	7	15	—	—	22
Jun. 4-8	Midwest, South, West	1	(1)	—	—	—	14	3	—	—	17
Jun. 11-17	Midwest, Northeast, South	1	(2)	—	—	(1)	18	17	—	—	35
Sep. 27 - Oct. 1	South (Ian)	26	51	—	143	220	26	51	—	143	220
All other 2022 catastrophes		25	27	—	6	58	67	79	3	19	168
Development on 2021 and prior catastrophes		(4)	(7)	—	(12)	(23)	(17)	(40)	—	(12)	(69)
Calendar year incurred total		$46	$69	$—	$137	$252	$184	$154	$3	$150	$491

2021
Feb. 12-15	South, West	$(1)	$—	$—	$(10)	$(11)	$9	$5	$—	$37	$51
Feb. 16-20	Midwest, Northeast, South	(3)	(3)	—	(2)	(8)	21	30	1	9	61
Mar. 24-26	Midwest, Northeast, South	(1)	(1)	—	—	(2)	12	18	—	—	30
Mar. 27-29	Midwest, Northeast, South	1	(1)	—	—	—	4	8	—	—	12
May 3-4	South	(2)	—	—	—	(2)	9	4	—	—	13
Jun. 17-20	Midwest	6	2	—	—	8	12	16	—	—	28
Jun. 24 - Jul. 1	Midwest, Northeast, South, West	3	6	—	—	9	5	12	—	—	17
Aug. 10-13	Midwest, Northeast, South	6	9	—	—	15	6	9	—	—	15
Aug. 29 - Sep. 2	Northeast, South (Ida)	18	42	—	109	169	18	42	—	109	169
All other 2021 catastrophes		10	24	1	5	40	34	53	1	5	93
Development on 2020 and prior catastrophes		(5)	—	—	15	10	(32)	(4)	—	(13)	(49)
Calendar year incurred total		$32	$78	$1	$117	$228	$98	$193	$2	$147	$440

Cincinnati Financial Corporation Third-Quarter 2022 10-Q

The following table includes data for losses incurred of $1 million or more per claim, net of reinsurance.

Consolidated Property Casualty Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended September 30,			Nine months ended September 30,
	2022	2021	% Change	2022	2021	% Change
Current accident year losses greater than $5 million	$38	$14	171	$99	$57	74
Current accident year losses $1 million - $5 million	95	72	32	254	154	65
Large loss prior accident year reserve development	13	30	(57)	76	67	13
Total large losses incurred	146	116	26	429	278	54
Losses incurred but not reported	131	(13)	nm	241	52	363
Other losses excluding catastrophe losses	649	514	26	1,889	1,542	23
Catastrophe losses	246	215	14	478	421	14
Total losses incurred	$1,172	$832	41	$3,037	$2,293	32

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	2.1%	0.9%	1.2	1.9%	1.2%	0.7
Current accident year losses $1 million - $5 million	5.3	4.5	0.8	5.0	3.4	1.6
Large loss prior accident year reserve development	0.7	1.9	(1.2)	1.5	1.5	0.0
Total large loss ratio	8.1	7.3	0.8	8.4	6.1	2.3
Losses incurred but not reported	7.2	(0.8)	8.0	4.7	1.1	3.6
Other losses excluding catastrophe losses	35.9	32.2	3.7	36.9	33.6	3.3
Catastrophe losses	13.6	13.4	0.2	9.3	9.2	0.1
Total loss ratio	64.8%	52.1%	12.7	59.3%	50.0%	9.3

We believe the inherent variability of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the variability in addition to general inflationary trends in loss costs. Our analysis continues to indicate no unexpected concentration of large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The third-quarter 2022 property casualty total large losses incurred of $146 million, net of reinsurance, were higher than the $116 million quarterly average during full-year 2021 and the $116 million experienced for the third quarter of 2021. The ratio for these large losses was 0.8 percentage points higher compared with last year's third quarter. The third-quarter 2022 amount of total large losses incurred helped contribute to the increase in the nine-month 2022 total large loss ratio, compared with 2021, in addition to a first-half 2022 ratio that was 3.1 points higher than the first half of 2021. We believe results for the three- and nine-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million. Losses by size are discussed in further detail in results of operations by property casualty insurance segment.
FINANCIAL RESULTS
Consolidated results reflect the operating results of each of our five segments along with the parent company, Cincinnati Re, Cincinnati Global and other activities reported as "Other." The five segments are:
•Commercial lines insurance
•Personal lines insurance
•Excess and surplus lines insurance
•Life insurance
•Investments

Cincinnati Financial Corporation Third-Quarter 2022 10-Q

COMMERCIAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2022	2021	% Change	2022	2021	% Change
Earned premiums	$1,028	$930	11	$2,984	$2,727	9
Fee revenues	1	1	0	3	3	0
Total revenues	1,029	931	11	2,987	2,730	9
Loss and loss expenses from:
Current accident year before catastrophe losses	664	521	27	1,896	1,580	20
Current accident year catastrophe losses	50	37	35	201	130	55
Prior accident years before catastrophe losses	—	(102)	100	(34)	(244)	86
Prior accident years catastrophe losses	(4)	(5)	20	(17)	(32)	47
Loss and loss expenses	710	451	57	2,046	1,434	43
Underwriting expenses	308	298	3	916	839	9
Underwriting profit	$11	$182	(94)	$25	$457	(95)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	64.5%	56.1%	8.4	63.5%	57.9%	5.6
Current accident year catastrophe losses	4.9	3.9	1.0	6.8	4.8	2.0
Prior accident years before catastrophe losses	—	(10.9)	10.9	(1.1)	(8.9)	7.8
Prior accident years catastrophe losses	(0.4)	(0.6)	0.2	(0.6)	(1.2)	0.6
Loss and loss expenses	69.0	48.5	20.5	68.6	52.6	16.0
Underwriting expenses	30.0	32.1	(2.1)	30.7	30.8	(0.1)
Combined ratio	99.0%	80.6%	18.4	99.3%	83.4%	15.9

Combined ratio	99.0%	80.6%	18.4	99.3%	83.4%	15.9
Contribution from catastrophe losses and prior years reserve development	4.5	(7.6)	12.1	5.1	(5.3)	10.4
Combined ratio before catastrophe losses and prior years reserve development	94.5%	88.2%	6.3	94.2%	88.7%	5.5

Overview
Performance highlights for the commercial lines segment include:
•Premiums – Earned premiums and net written premiums for the commercial lines segment grew during the three and nine months ended September 30, 2022, compared with the same periods a year ago, primarily due to renewal written premium growth that continued to include higher average pricing and a higher level of insured exposures. The table below analyzes the primary components of premiums. We continue to use predictive analytics tools to improve pricing precision and segmentation while leveraging our local relationships with agents through the efforts of our teams that work closely with them. We seek to maintain appropriate pricing discipline for both new and renewal business as our agents and underwriters assess account quality to make careful decisions on a policy-by-policy basis whether to write or renew a policy.
Agency renewal written premiums increased by 11% for the third quarter and 9% for the first nine months of 2022, compared with the same periods of 2021, including price increases. During the third quarter of 2022, our overall standard commercial lines policies averaged estimated renewal price increases at percentages in the mid-single-digit range, somewhat higher than in the second quarter. We continue to segment commercial lines policies, emphasizing identification and retention of those we believe have relatively stronger pricing. Conversely, we have been seeking stricter renewal terms and conditions on policies we believe have relatively weaker pricing, thus retaining fewer of those policies. We measure average changes in commercial lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for the respective policies.
Cincinnati Financial Corporation Third-Quarter 2022 10-Q

Our average overall commercial lines renewal pricing change includes the impact of flat pricing for certain coverages within package policies written for a three-year term that were in force but did not expire during the period being measured. Therefore, our reported change in average commercial lines renewal pricing reflects a blend of three-year policies that did not expire and other policies that did expire during the measurement period. For commercial lines policies that did expire and were then renewed during the third quarter of 2022, we estimate that our average percentage price increases were in the mid-single-digit range for commercial property, commercial auto and commercial casualty. The estimated average percentage price change for workers' compensation was a decrease near the low end of the mid-single-digit range.
Our nine-month 2022 increase of 9% for the commercial lines segment's agency renewal written premiums also included a higher level of insured exposures. Part of the insured exposure increase reflects our response to inflation effects that increase the cost of building materials to repair damaged commercial structures. We use building valuation software to automate much of that underwriting process and may also manually adjust premiums to reflect property costs. For our commercial property line of business, premium adjustments for such costs during the first nine months of 2022 are about double the level they were for the same period a year ago.
Renewal premiums for certain policies, primarily our commercial casualty and workers' compensation lines of business, include the results of policy audits that adjust initial premium amounts based on differences between estimated and actual sales or payroll related to a specific policy. Audits completed during the first nine months of 2022 contributed $72 million to net written premiums, compared with $31 million for the same period of 2021.
New business written premiums for commercial lines increased $4 million and $34 million during the third quarter and first nine months of 2022, compared with the same periods of 2021. Trend analysis for year-over-year comparisons of individual quarters is more difficult to assess for commercial lines new business written premiums, due to inherent variability. That variability is often driven by larger policies with annual premiums greater than $100,000.
Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. For our commercial lines insurance segment, an increase in ceded premiums reduced net written premiums by $5 million and $14 million for the third quarter and first nine months of 2022, compared with the same periods of 2021.

Commercial Lines Insurance Premiums

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2022	2021	% Change	2022	2021	% Change
Agency renewal written premiums	$860	$775	11	$2,764	$2,525	9
Agency new business written premiums	149	145	3	470	436	8
Other written premiums	(25)	(25)	0	(82)	(70)	(17)
Net written premiums	984	895	10	3,152	2,891	9
Unearned premium change	44	35	26	(168)	(164)	(2)
Earned premiums	$1,028	$930	11	$2,984	$2,727	9

•Combined ratio – The third-quarter 2022 commercial lines combined ratio increased by 18.4 percentage points, compared with the third quarter of 2021, including an increase of 1.2 points in losses from catastrophes. The third-quarter combined ratio also increased 8.4 points from current accident year loss and loss expenses before catastrophe losses, including 4.4 points from commercial umbrella coverages discussed below. For the first nine months of 2022, the combined ratio increased by 15.9 percentage points, compared with the same period a year ago, including an increase of 2.6 points in losses from catastrophes and an increase of 5.6 points from current accident year loss and loss expenses before catastrophe losses, including 3.8 points from commercial umbrella. Underwriting results also included a lower level of favorable reserve development on prior accident years. Those current accident year ratios were measured as of September 30 of the respective years and included a third-quarter 2022 increase of 3.1 percentage points and a nine-month increase of 2.6 points in the ratio for large losses of $1 million or more per claim, discussed below.
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
Cincinnati Financial Corporation Third-Quarter 2022 10-Q

low level of loss activity in 2021, distorting paid loss cost trends for autos. Due to increased uncertainty regarding ultimate losses, we intend to remain prudent in reserving for estimated ultimate losses until longer-term loss cost trends become more clear.
Commercial umbrella coverages, part of our commercial casualty line of business that help protect businesses against liability from occurrences such as accidents or injuries, contributed significantly to the increase in nine-month 2022 ratios for losses and expenses. For the first nine months of 2022, incurred losses and loss expenses for commercial umbrella coverages of $316 million increased $195 million or 161%, compared with the same period of 2021, in part due to paid losses of $177 million increasing $97 million or 121% while earned premiums rose 10%. Severe losses from commercial auto accidents were the primary source of our commercial umbrella claims during the first nine months of 2022 and also in recent years.
Commercial umbrella paid loss experience is inherently variable. For example, paid losses rose 80% in 2019 while decreasing by 35% in both 2018 and 2020. Commercial umbrella net earned premiums were $370 million for the first nine months of 2022 and represented approximately 35% of our commercial casualty premiums for the first half of both 2022 and 2021. The profile of coverage limits for policies in force at the beginning of second-quarter 2022 included 43% with $1 million of coverage per policy, 91% with $5 million or less and 98% with $10 million or less of coverage. Our commercial umbrella insurance coverages have a strong record of profitability for us, including an estimated combined ratio below 80% in each of the past five years.
Catastrophe losses and loss expenses accounted for 4.5 and 6.2 percentage points of the combined ratio for the third quarter and first nine months of 2022, compared with 3.3 and 3.6 percentage points for the same periods a year ago. Through 2021, the 10-year annual average for that catastrophe measure for the commercial lines segment was 5.5 percentage points, and the five-year annual average was 5.8 percentage points.
The net effect of reserve development on prior accident years during the third quarter and first nine months of 2022 was favorable for commercial lines overall by $4 million and $51 million, compared with $107 million and $276 million for the same periods in 2021. For the first nine months of 2022, our workers' compensation and commercial property lines of business were the main contributors to the commercial lines net favorable reserve development on prior accident years, while our commercial casualty line of business included net unfavorable development of $25 million, including $41 million from commercial umbrella coverages. The net favorable reserve development recognized during the first nine months of 2022 for our commercial lines insurance segment was primarily for accident years 2020 and 2021 and was primarily due to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2021 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 52.
The commercial lines underwriting expense ratio decreased for the third quarter of 2022 and was essentially unchanged for the first nine months of 2022, compared with the same periods a year ago. The third-quarter 2022 decrease was primarily due to a decrease in profit-sharing commissions for agencies. The ratios also included ongoing expense management efforts and higher earned premiums.

Cincinnati Financial Corporation Third-Quarter 2022 10-Q

Commercial Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended September 30,			Nine months ended September 30,
	2022	2021	% Change	2022	2021	% Change
Current accident year losses greater than $5 million	$30	$4	nm	$61	$47	30
Current accident year losses $1 million - $5 million	72	60	20	192	115	67
Large loss prior accident year reserve development	12	29	(59)	69	69	0
Total large losses incurred	114	93	23	322	231	39
Losses incurred but not reported	97	(35)	nm	196	(30)	nm
Other losses excluding catastrophe losses	345	270	28	1,026	857	20
Catastrophe losses	44	30	47	179	92	95
Total losses incurred	$600	$358	68	$1,723	$1,150	50

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	3.0%	0.5%	2.5	2.0%	1.7%	0.3
Current accident year losses $1 million - $5 million	7.1	6.5	0.6	6.5	4.2	2.3
Large loss prior accident year reserve development	1.1	3.1	(2.0)	2.3	2.6	(0.3)
Total large loss ratio	11.2	10.1	1.1	10.8	8.5	2.3
Losses incurred but not reported	9.4	(3.7)	13.1	6.6	(1.1)	7.7
Other losses excluding catastrophe losses	33.6	29.0	4.6	34.3	31.4	2.9
Catastrophe losses	4.2	3.1	1.1	6.0	3.4	2.6
Total loss ratio	58.4%	38.5%	19.9	57.7%	42.2%	15.5

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The third-quarter 2022 commercial lines total large losses incurred of $114 million, net of reinsurance, were higher than the quarterly average of $95 million during full-year 2021 and the $93 million of total large losses incurred for the third quarter of 2021. The increase in commercial lines large losses for the first nine months of 2022 was primarily due to our commercial casualty and commercial property lines of business. The third-quarter 2022 ratio for commercial lines total large losses was 1.1 percentage points higher than last year's third-quarter ratio. The third-quarter 2022 amount of total large losses incurred helped contribute to the increase in the nine-month 2022 total large loss ratio, compared with 2021, in addition to a first-half 2022 ratio that was 2.9 points higher than the first half of 2021. We believe results for the three- and nine-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation Third-Quarter 2022 10-Q

PERSONAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2022	2021	% Change	2022	2021	% Change
Earned premiums	$431	$388	11	$1,246	$1,146	9
Fee revenues	1	1	0	3	3	0
Total revenues	432	389	11	1,249	1,149	9
Loss and loss expenses from:
Current accident year before catastrophe losses	256	206	24	740	633	17
Current accident year catastrophe losses	76	78	(3)	194	197	(2)
Prior accident years before catastrophe losses	(1)	(3)	67	(16)	(31)	48
Prior accident years catastrophe losses	(7)	—	nm	(40)	(4)	nm
Loss and loss expenses	324	281	15	878	795	10
Underwriting expenses	126	118	7	373	338	10
Underwriting profit (loss)	$(18)	$(10)	(80)	$(2)	$16	nm

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	59.5%	53.1%	6.4	59.4%	55.2%	4.2
Current accident year catastrophe losses	17.7	20.1	(2.4)	15.6	17.2	(1.6)
Prior accident years before catastrophe losses	(0.2)	(0.7)	0.5	(1.3)	(2.7)	1.4
Prior accident years catastrophe losses	(1.8)	(0.1)	(1.7)	(3.2)	(0.4)	(2.8)
Loss and loss expenses	75.2	72.4	2.8	70.5	69.3	1.2
Underwriting expenses	29.3	30.3	(1.0)	29.9	29.5	0.4
Combined ratio	104.5%	102.7%	1.8	100.4%	98.8%	1.6

Combined ratio	104.5%	102.7%	1.8	100.4%	98.8%	1.6
Contribution from catastrophe losses and prior years reserve development	15.7	19.3	(3.6)	11.1	14.1	(3.0)
Combined ratio before catastrophe losses and prior years reserve development	88.8%	83.4%	5.4	89.3%	84.7%	4.6

Overview
Performance highlights for the personal lines segment include:
•Premiums – Personal lines earned premiums and net written premiums continued to grow during the third quarter and first nine months of 2022, including increased new business and renewal written premiums that included higher average pricing. Personal lines net written premiums from high net worth policies totaled approximately $249 million and $685 million for the third quarter and first nine months of 2022, compared with $180 million and $490 million for the same periods of 2021. The table below analyzes the primary components of premiums.
Agency renewal written premiums increased 11% for both the third quarter and first nine months of 2022, reflecting rate increases in selected states, a higher level of insured exposures and other factors such as changes in policy deductibles or mix of business. Part of the insured exposure increase reflects our response to inflation effects that increase the cost of building materials to repair damaged homes. In recent years, prior to 2022, our homeowner policies used inflation factors that adjusted premiums for such costs annually and averaged increases in the mid-single-digit percentage range. Beginning in 2022, the adjustment occurred quarterly and the inflation factors were in the high-single digit percentage range for both the second and third quarters.
We estimate that premium rates for our personal auto line of business increased at average percentages in the low-single-digit range during the first nine months of 2022. We plan to increase rates more aggressively in future quarters. We expect full-year 2023 written premiums will include an average rate increase of approximately 10% for our personal auto line of business. For our homeowner line of business, we estimate that premium rates for the first nine months of 2022 increased at average percentages in the mid-single-digit range.
Cincinnati Financial Corporation Third-Quarter 2022 10-Q

For both our personal auto and homeowner lines of business, some individual policies experienced lower or higher rate changes based on each risk's specific characteristics and enhanced pricing precision enabled by predictive models.
Personal lines new business written premiums increased $28 million or 53% for the third quarter of 2022 and $69 million, including $60 million from high net worth policies, for the first nine months, compared with the same periods of 2021. Approximately $3 million of the third-quarter 2022 increase was from excess and surplus lines homeowner policies and $19 million was from other high net worth policies. We believe underwriting and pricing discipline were maintained in recent quarters, and growth was also supported by expanded use of enhanced pricing precision tools.
Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. For our personal lines insurance segment, an increase in 2022 ceded premiums reduced net written premiums by $6 million for the third quarter and $10 million for the first nine months, compared with the same periods of 2021.
Personal Lines Insurance Premiums

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2022	2021	% Change	2022	2021	% Change
Agency renewal written premiums	$437	$393	11	$1,208	$1,092	11
Agency new business written premiums	81	53	53	221	152	45
Other written premiums	(16)	(11)	(45)	(43)	(32)	(34)
Net written premiums	502	435	15	1,386	1,212	14
Unearned premium change	(71)	(47)	(51)	(140)	(66)	(112)
Earned premiums	$431	$388	11	$1,246	$1,146	9

•Combined ratio – Our personal lines combined ratio for the third quarter of 2022 increased by 1.8 percentage points, compared with third-quarter 2021, including a decrease of 4.1 points in losses from catastrophes and an increase of 6.4 points from current accident year loss and loss expenses before catastrophe losses. For the first nine months of 2022, the combined ratio increased by 1.6 percentage points, compared with the same period a year ago, including a decrease of 4.4 points in losses from catastrophes. The nine-month 2022 combined ratio also included an increase of 4.2 points from current accident year loss and loss expenses before catastrophe losses, with our personal auto line of business representing approximately 1 point and our homeowner line of business representing approximately 2 points. Those current accident year ratios were measured as of September 30 of the respective years and included a third-quarter 2022 increase of 0.1 percentage points and a nine-month increase of 2.9 points in the ratio for large losses of $1 million or more per claim, discussed below.
When estimating the ultimate cost of total loss and loss expenses, we consider many factors, including trends in inflation, historical paid and reported losses, large loss activity and other data or information for the industry or our company. Elevated inflation was a driver of higher losses and loss expenses as costs have increased significantly to repair damaged autos or homes that we insure. In addition to inflation causing deviations from historical loss patterns, we believe reduced driving during the pandemic resulted in a relatively low level of loss activity in 2021, distorting paid loss cost trends for autos. Due to increased uncertainty regarding ultimate losses, we intend to remain prudent in reserving for estimated ultimate losses until longer-term loss cost trends become more clear. For example, for the first nine months of 2022, personal auto incurred loss and loss expenses before catastrophe losses increased $39 million or 13%, compared with the same period of 2021, in part due to paid losses increasing $25 million or 17% while earned premiums rose 2%.
Catastrophe losses and loss expenses accounted for 15.9 and 12.4 percentage points of the combined ratio for the third quarter and first nine months of 2022, compared with 20.0 and 16.8 percentage points for the same periods a year ago. The 10-year annual average catastrophe loss ratio for the personal lines segment through 2021 was 10.8 percentage points, and the five-year annual average was 12.0 percentage points.
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
Cincinnati Financial Corporation Third-Quarter 2022 10-Q

The net effect of reserve development on prior accident years during the third quarter and first nine months of 2022 was favorable for personal lines overall by $8 million and $56 million, compared with $3 million and $35 million of favorable development for the same periods of 2021. Our homeowner line of business was the primary contributor to the personal lines net favorable reserve development for the first nine months of 2022. The net favorable reserve development was primarily due to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2021 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 52.
The personal lines underwriting expense ratio decreased for the third quarter and increased slightly for the first nine months of 2022, compared with the same periods a year ago. The third-quarter decrease was primarily due to a decrease in profit-sharing commissions for agencies, while the nine-month increase was primarily due to an increase in commissions for agencies. The ratios also included ongoing expense management efforts and higher earned premiums.
Personal Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended September 30,			Nine months ended September 30,
	2022	2021	% Change	2022	2021	% Change
Current accident year losses greater than $5 million	$8	$10	(20)	$38	$10	280
Current accident year losses $1 million - $5 million	17	12	42	43	31	39
Large loss prior accident year reserve development	(1)	(1)	—	4	(4)	nm
Total large losses incurred	24	21	14	85	37	130
Losses incurred but not reported	9	—	nm	7	37	(81)
Other losses excluding catastrophe losses	183	154	19	524	442	19
Catastrophe losses	66	69	(4)	150	182	(18)
Total losses incurred	$282	$244	16	$766	$698	10

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	1.9%	2.6%	(0.7)	3.1%	0.9%	2.2
Current accident year losses $1 million - $5 million	3.7	2.9	0.8	3.4	2.7	0.7
Large loss prior accident year reserve development	—	(0.2)	0.2	0.3	(0.4)	0.7
Total large loss ratio	5.6	5.3	0.3	6.8	3.2	3.6
Losses incurred but not reported	2.0	(0.1)	2.1	0.6	3.2	(2.6)
Other losses excluding catastrophe losses	42.5	39.7	2.8	42.1	38.6	3.5
Catastrophe losses	15.5	17.7	(2.2)	12.0	15.9	(3.9)
Total loss ratio	65.6%	62.6%	3.0	61.5%	60.9%	0.6

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the third quarter of 2022, the personal lines total large loss ratio, net of reinsurance, was 0.3 percentage points higher than last year's third quarter. The increase in personal lines large losses for the first nine months of 2022 occurred primarily for our homeowner line of business. The third-quarter 2022 amount of total large losses incurred helped contribute to the increase in the nine-month 2022 total large loss ratio, compared with 2021, in addition to a first-half 2022 ratio that was 5.3 points higher than the first half of 2021. We believe results for the three- and nine-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation Third-Quarter 2022 10-Q

EXCESS AND SURPLUS LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2022	2021	% Change	2022	2021	% Change
Earned premiums	$125	$105	19	$361	$289	25
Fee revenues	1	1	0	2	2	0
Total revenues	126	106	19	363	291	25

Loss and loss expenses from:
Current accident year before catastrophe losses	93	66	41	236	179	32
Current accident year catastrophe losses	—	1	(100)	3	2	50
Prior accident years before catastrophe losses	(7)	3	nm	(13)	6	nm
Prior accident years catastrophe losses	—	—	0	—	—	0
Loss and loss expenses	86	70	23	226	187	21
Underwriting expenses	31	29	7	93	79	18
Underwriting profit	$9	$7	29	$44	$25	76

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	74.8%	62.6%	12.2	65.4%	61.9%	3.5
Current accident year catastrophe losses	(0.4)	0.4	(0.8)	0.8	0.7	0.1
Prior accident years before catastrophe losses	(5.9)	3.3	(9.2)	(3.6)	2.1	(5.7)
Prior accident years catastrophe losses	(0.1)	(0.1)	0.0	(0.2)	(0.1)	(0.1)
Loss and loss expenses	68.4	66.2	2.2	62.4	64.6	(2.2)
Underwriting expenses	25.5	27.9	(2.4)	26.0	27.3	(1.3)
Combined ratio	93.9%	94.1%	(0.2)	88.4%	91.9%	(3.5)

Combined ratio	93.9%	94.1%	(0.2)	88.4%	91.9%	(3.5)
Contribution from catastrophe losses and prior years reserve development	(6.4)	3.6	(10.0)	(3.0)	2.7	(5.7)
Combined ratio before catastrophe losses and prior years reserve development	100.3%	90.5%	9.8	91.4%	89.2%	2.2

Overview
Performance highlights for the excess and surplus lines segment include:
•Premiums – Excess and surplus lines net written premiums continued to grow during the third quarter and first nine months of 2022, compared with the same period a year ago, primarily due to an increase in agency renewal written premiums. Renewal written premiums rose 22% and 26% for the three and nine months ended September 30, 2022, compared with the same periods of 2021, reflecting the opportunity to renew many accounts for the first time, as well as higher renewal pricing. For the first nine months of 2022, excess and surplus lines policy renewals experienced estimated average price increases at percentages in the high-single-digit range. We measure average changes in excess and surplus lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies.
New business written premiums produced by agencies increased by 6% for both the third quarter and first nine months of 2022 compared with the same periods of 2021. Competition for larger policies has been particularly strong during the first nine months of 2022, as we continued to carefully underwrite each policy in this highly competitive market. Some of what we report as new business came from accounts that were not new to our agents. We believe our agents' seasoned accounts tend to be priced more accurately than business that may be less familiar to them.
Cincinnati Financial Corporation Third-Quarter 2022 10-Q

Excess and Surplus Lines Insurance Premiums

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2022	2021	% Change	2022	2021	% Change
Agency renewal written premiums	$93	$76	22	$297	$236	26
Agency new business written premiums	34	32	6	103	97	6
Other written premiums	(6)	(4)	(50)	(20)	(15)	(33)
Net written premiums	121	104	16	380	318	19
Unearned premium change	4	1	300	(19)	(29)	34
Earned premiums	$125	$105	19	$361	$289	25

•Combined ratio – The excess and surplus lines combined ratio improved by 0.2 percentage points for the third quarter of 2022 and by 3.5 points for the first nine months, compared with the same periods of 2021, primarily due to favorable reserve development on prior accident years before catastrophe losses.
The ratio for current accident year loss and loss expenses before catastrophe losses for excess and surplus lines rose for both the third quarter and first nine months of 2022. That 65.4% nine-month ratio was 3.5 percentage points higher, compared with the 61.9% accident year 2021 ratio measured as of September 30, 2021, including an increase of 2.4 percentage points in the ratio for large losses of $1 million or more per claim, discussed below.
Excess and surplus lines net reserve development on prior accident years, as a ratio to earned premiums, was a favorable 6.0% for the third quarter and 3.8% for the first nine months of 2022, compared with unfavorable net reserve development of 3.2% for the third quarter of 2021 and 2.0% for the first nine months of 2021. The $13 million of net favorable reserve development recognized during the first nine months of 2022 was primarily for accident year 2020. The favorable reserve development was due primarily to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2021 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 52.

The excess and surplus lines underwriting expense ratio decreased for the third quarter and first nine months of 2022, compared with the same periods of 2021, largely due to a decrease in profit-sharing commissions for agencies. The ratios also included ongoing expense management efforts and higher earned premiums.

Cincinnati Financial Corporation Third-Quarter 2022 10-Q

Excess and Surplus Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended September 30,			Nine months ended September 30,
	2022	2021	% Change	2022	2021	% Change
Current accident year losses greater than $5 million	$—	$—	nm	$—	$—	nm
Current accident year losses $1 million - $5 million	6	—	nm	19	8	138
Large loss prior accident year reserve development	2	2	0	3	2	50
Total large losses incurred	8	2	300	22	10	120
Losses incurred but not reported	25	22	14	38	45	(16)
Other losses excluding catastrophe losses	32	23	39	102	72	42
Catastrophe losses	(1)	1	nm	2	2	0
Total losses incurred	$64	$48	33	$164	$129	27

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	—%	—%	0.0	—%	—%	0.0
Current accident year losses $1 million - $5 million	4.0	(0.1)	4.1	5.2	2.8	2.4
Large loss prior accident year reserve development	2.1	1.9	0.2	0.9	0.6	0.3
Total large loss ratio	6.1	1.8	4.3	6.1	3.4	2.7
Losses incurred but not reported	20.0	21.2	(1.2)	10.5	15.5	(5.0)
Other losses excluding catastrophe losses	26.3	21.9	4.4	28.4	25.0	3.4
Catastrophe losses	(0.5)	0.2	(0.7)	0.6	0.5	0.1
Total loss ratio	51.9%	45.1%	6.8	45.6%	44.4%	1.2

We continue to monitor new losses and case reserve increases greater than $1 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the third quarter of 2022, the excess and surplus lines total ratio for large losses, net of reinsurance, was 4.3 percentage points higher than last year's third quarter. The third-quarter 2022 amount of total large losses incurred contributed to the increase in the nine-month 2022 total large loss ratio, compared with 2021, in addition to a first-half 2022 ratio that was 1.8 points higher than the first half of 2021. We believe results for the three- and nine-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $1 million.

Cincinnati Financial Corporation Third-Quarter 2022 10-Q

LIFE INSURANCE RESULTS

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2022	2021	% Change	2022	2021	% Change
Earned premiums	$73	$73	0	$221	$221	0
Fee revenues	2	1	100	4	3	33
Total revenues	75	74	1	225	224	0
Contract holders' benefits incurred	70	84	(17)	222	249	(11)
Investment interest credited to contract holders	(27)	(26)	(4)	(82)	(79)	(4)
Underwriting expenses incurred	21	21	—	63	63	0
Total benefits and expenses	64	79	(19)	203	233	(13)
Life insurance segment profit (loss)	$11	$(5)	nm	$22	$(9)	nm

Overview
The COVID-19 pandemic did not have a significant effect on our life insurance segment earned premiums or expenses for the first nine months of 2022. However, the pandemic did contribute to a moderate increase in death claims, primarily in the first three months of 2022. It is possible we may continue to experience higher than projected future death claims due to the pandemic.

Performance highlights for the life insurance segment include:
•Revenues – Revenues increased slightly for the nine months ended September 30, 2022, compared with the same period a year ago, driven by higher earned premiums from term life insurance, our largest life insurance product line.
Net in-force life insurance policy face amounts increased 3% to $79.883 billion at September 30, 2022, from $77.493 billion at year-end 2021.
Fixed annuity deposits received for the three and nine months ended September 30, 2022, were $10 million and $23 million, compared with $8 million and $35 million for the same periods of 2021. Fixed annuity deposits have a minimal impact to earned premiums because deposits received are initially recorded as liabilities. Profit is earned over time by way of interest rate spreads. We do not write variable or equity-indexed annuities.
Life Insurance Premiums

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2022	2021	% Change	2022	2021	% Change
Term life insurance	$55	$53	4	$165	$156	6
Whole life insurance	11	13	(15)	34	35	(3)
Universal life and other	7	7	0	22	30	(27)
Net earned premiums	$73	$73	0	$221	$221	0

•Profitability – Our life insurance segment typically reports a small profit or loss on a GAAP basis because profits from investment income spreads are included in our investment segment results. We include only investment income credited to contract holders (including interest assumed in life insurance policy reserve calculations) in our life insurance segment results. A profit of $22 million for our life insurance segment in the first nine months of 2022, compared with a $9 million loss for the same period of 2021, was primarily due to more favorable impacts from the unlocking of interest rate and other actuarial assumptions and more favorable mortality experience.

Life insurance segment benefits and expenses consist principally of contract holders' (policyholders') benefits incurred related to traditional life and interest-sensitive products and operating expenses incurred, net of deferred acquisition costs. Total benefits decreased in the first nine months of 2022. Life policy and investment contract reserves increased with continued growth in net in-force life insurance policy face amounts and were partially offset by favorable effects from the unlocking of interest rate and other actuarial assumptions.
Cincinnati Financial Corporation Third-Quarter 2022 10-Q

Mortality results decreased compared with the same period of 2021, but were above our 2022 projections, due to pandemic-related death claims incurred in the first three months of 2022.

Underwriting expenses for the first nine months of 2022 were slightly lower compared to the same period a year ago, as favorable impacts from the unlocking of interest rate and other actuarial assumptions more than offset higher commission and general expense levels compared to the same period of 2021.

We recognize that assets under management, capital appreciation and investment income are integral to evaluating the success of the life insurance segment because of the long duration of life products. On a basis that includes investment income and investment gains or losses from life-insurance-related invested assets, the life insurance company reported net income of $21 million and $52 million for the three and nine months ended September 30, 2022, respectively, compared with $11 million and $35 million for the three and nine months ended September 30, 2021. The life insurance company portfolio had net after-tax investment losses of less than $1 million for the three and nine months ended September 30, 2022, compared with net after-tax investment gains of $3 million and $6 million for the three and nine months ended September 30, 2021.

INVESTMENTS RESULTS
Overview
The investments segment contributes investment income and investment gains and losses to results of operations. Investments traditionally are our primary source of pretax and after-tax profits.
Investment Income
Pretax investment income grew 8% for the third quarter and 9% for the first nine months of 2022, compared with the same periods of 2021. Interest income increased by $8 million and $20 million for the three and nine months ended September 30, 2022, as net purchases of fixed-maturity securities in recent quarters and rising bond yields are working to generally offset effects of the low interest rate environment of the past several years. Higher dividend income reflected dividend rates that are increasing more slowly, minor asset allocation adjustments in our equity portfolio and net purchases of equity securities in recent quarters, helping dividend income to grow by $5 million and $24 million for the three and nine months ended September 30, 2022.

Investments Results

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2022	2021	% Change	2022	2021	% Change
Total investment income, net of expenses	$193	$179	8	$573	$528	9
Investment interest credited to contract holders	(27)	(26)	(4)	(82)	(79)	(4)
Investment gains and losses, net	(674)	(70)	nm	(2,494)	954	nm
Investments profit (loss), pretax	$(508)	$83	nm	$(2,003)	$1,403	nm

Cincinnati Financial Corporation Third-Quarter 2022 10-Q

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

(Dollars in millions)	% Yield	Principal redemptions
At September 30, 2022
Fixed-maturity pretax yield profile:
Expected to mature during the remainder of 2022	3.32%	$142
Expected to mature during 2023	3.76	809
Expected to mature during 2024	4.30	1,028
Average yield and total expected maturities from the remainder of 2022 through 2024	4.01	$1,979

The table below shows the average pretax yield-to-amortized cost for fixed-maturity securities acquired during the periods indicated. The average yield for total fixed-maturity securities acquired during the first nine months of 2022 was higher than the 4.02% average yield-to-amortized cost of the fixed-maturity securities portfolio at the end of 2021. Our fixed-maturity portfolio's average yield of 4.00% for the first nine months of 2022, from the investment income table below, was lower than the 4.02% yield for the year-end 2021 fixed-maturities portfolio.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Average pretax yield-to-amortized cost on new fixed-maturities:
Acquired taxable fixed-maturities	5.70%	3.46%	4.82%	3.49%
Acquired tax-exempt fixed-maturities	4.32	2.83	3.85	2.70
Average total fixed-maturities acquired	5.39	3.43	4.62	3.46

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

Cincinnati Financial Corporation Third-Quarter 2022 10-Q

The table below provides details about investment income. Average yields in this table are based on the average invested asset and cash amounts indicated in the table, using fixed-maturity securities valued at amortized cost and all other securities at fair value.

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2022	2021	% Change	2022	2021	% Change
Investment income:
Interest	$129	$121	7	$376	$356	6
Dividends	66	61	8	203	179	13
Other	3	1	200	6	4	50
Less investment expenses	5	4	25	12	11	9
Investment income, pretax	193	179	8	573	528	9
Less income taxes	30	28	7	90	82	10
Total investment income, after-tax	$163	$151	8	$483	$446	8

Investment returns:
Average invested assets plus cash and cash equivalents	$23,323	$23,263		$24,081	$22,420
Average yield pretax	3.31%	3.08%		3.17%	3.14%
Average yield after-tax	2.80	2.60		2.67	2.65
Effective tax rate	15.8	15.6		15.8	15.5

Fixed-maturity returns:
Average amortized cost	$12,655	$11,931		$12,521	$11,673
Average yield pretax	4.08%	4.06%		4.00%	4.07%
Average yield after-tax	3.38	3.37		3.32	3.38
Effective tax rate	17.1	16.9		17.1	16.8

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

Cincinnati Financial Corporation Third-Quarter 2022 10-Q

The table below summarizes total investment gains and losses, before taxes.

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Investment gains and losses:
Equity securities:
Investment gains and losses on securities sold, net	$16	$(1)	$34	$6
Unrealized gains and losses on securities still held, net	(705)	(104)	(2,568)	869
Subtotal	(689)	(105)	(2,534)	875
Fixed maturities:
Gross realized gains	—	10	6	24
Gross realized losses	—	(1)	(3)	(3)
Write-down of impaired securities	—	(1)	—	(1)
Subtotal	—	8	3	20
Other	15	27	37	59
Total investment gains and losses reported in net income	(674)	(70)	(2,494)	954
Change in unrealized investment gains and losses:
Fixed maturities	(514)	(88)	(1,870)	(152)
Total	$(1,188)	$(158)	$(4,364)	$802

Of the 4,495 fixed-maturity securities in the portfolio, 118 securities were trading below 70% of amortized cost at September 30, 2022. Our asset impairment committee regularly monitors the portfolio, including a quarterly review of the entire portfolio for potential credit losses, resulting in charges disclosed in the table below. We believe that if liquidity in the markets were to significantly deteriorate or economic conditions were to significantly weaken, we could experience declines in portfolio values and possibly increases in the allowance for credit losses or write-downs to fair value.

Fixed-maturity securities written down to fair value due to an intention to be sold and changes in the allowance for credit losses were each less than $1 million for the first nine months of 2022. We had five fixed-maturity securities written down to fair value due to an intention to be sold, as disclosed in the table below, and no allowance for credit losses for the first nine months of 2021.

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Fixed maturities:
Municipal	$—	$1	$—	$1
Total fixed maturities	$—	$1	$—	$1

Cincinnati Financial Corporation Third-Quarter 2022 10-Q

OTHER
We report as Other the noninvestment operations of the parent company and a noninsurance subsidiary, CFC Investment Company. We also report as Other the underwriting results of Cincinnati Re and Cincinnati Global, including earned premiums, loss and loss expenses and underwriting expenses in the table below.

Total revenues for the first nine months of 2022 for our Other operations increased, compared with the same period of 2021, primarily due to earned premiums from Cincinnati Re and Cincinnati Global, with increases of $93 million and $17 million, respectively. Total expenses for Other increased for the first nine months of 2022, primarily due to loss and loss expenses and also underwriting expenses from Cincinnati Re and Cincinnati Global.

Other profit in the table below represents profit or losses before income taxes. For all periods shown, total other loss was driven by a combination of underwriting loss in aggregate from Cincinnati Re and Cincinnati Global plus interest expense from debt of the parent company.

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2022	2021	% Change	2022	2021	% Change
Interest and fees on loans and leases	$2	$2	0	$5	$5	0
Earned premiums	225	173	30	533	423	26
Other revenues	—	1	(100)	2	3	(33)
Total revenues	227	176	29	540	431	25
Interest expense	14	13	8	40	39	3
Loss and loss expenses	228	186	23	394	325	21
Underwriting expenses	65	45	44	159	121	31
Operating expenses	4	5	(20)	13	14	(7)
Total expenses	311	249	25	606	499	21
Total other loss	$(84)	$(73)	(15)	$(66)	$(68)	3

TAXES
We had $161 million and $481 million of income tax benefit for the three and nine months ended September 30, 2022, compared with $31 million and $348 million of income tax expense for the same periods of 2021. The effective tax rate for the three and nine months ended September 30, 2022, was 27.8% and 24.3% compared with 16.8% and 19.1% for the same periods last year. The change in our effective tax rate between periods was primarily due to large changes in our net investment gains and losses included in income for the periods, changes in underwriting income and a $34 million release of our unrecognized tax benefit.

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

Cincinnati Financial Corporation Third-Quarter 2022 10-Q

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2022, shareholders' equity was $9.431 billion, compared with $13.105 billion at December 31, 2021. Total debt was $833 million at September 30, 2022, down $10 million from December 31, 2021. At September 30, 2022, cash and cash equivalents totaled $1.083 billion, compared with $1.139 billion at December 31, 2021.

The pandemic did not have a significant effect on our cash flows for the first nine months of 2022. In addition to our historically positive operating cash flow to meet the needs of operations, we have the ability to slow investing activities or sell a portion of our high-quality, liquid investment portfolio if such need arises. We also have additional capacity to borrow on our revolving short-term line of credit, as described further below.

SOURCES OF LIQUIDITY

Subsidiary Dividends
Our lead insurance subsidiary declared dividends of $504 million to the parent company in the first nine months of 2022, compared with $358 million for the same period of 2021. For full-year 2021, our lead insurance subsidiary paid dividends totaling $583 million to the parent company. State of Ohio regulatory requirements restrict the dividends our insurance subsidiary can pay. For full-year 2022, total dividends that our insurance subsidiary can pay to our parent company without regulatory approval are approximately $929 million.

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

The table below shows a summary of the operating cash flow for property casualty insurance (direct method):

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2022	2021	% Change	2022	2021	% Change
Premiums collected	$1,818	$1,634	11	$5,295	$4,725	12
Loss and loss expenses paid	(948)	(765)	(24)	(2,730)	(2,237)	(22)
Commissions and other underwriting expenses paid	(474)	(430)	(10)	(1,674)	(1,434)	(17)
Cash flow from underwriting	396	439	(10)	891	1,054	(15)
Investment income received	128	125	2	394	366	8
Cash flow from operations	$524	$564	(7)	$1,285	$1,420	(10)

Collected premiums for property casualty insurance rose $570 million during the first nine months of 2022, compared with the same period in 2021. Loss and loss expenses paid for the 2022 period increased $493 million. Commissions and other underwriting expenses paid increased $240 million.

Cincinnati Financial Corporation Third-Quarter 2022 10-Q

We discuss our future obligations for claims payments and for underwriting expenses in our 2021 Annual Report on Form 10-K, Item 7, Obligations, Page 96.

Capital Resources
At September 30, 2022, our debt-to-total-capital ratio was 8.1%, considerably below our 35% covenant threshold, with $789 million in long-term debt and $44 million in borrowing on our revolving short-term line of credit. At September 30, 2022, $256 million was available for future cash management needs as part of the general provisions of the line of credit agreement, with another $300 million available as part of an accordion feature. Based on our capital requirements at September 30, 2022, we do not anticipate a material increase in debt levels exceeding the available line of credit amount during the year. As a result, we expect changes in our debt-to-total-capital ratio to continue to be largely a function of the contribution of unrealized investment gains or losses to shareholders' equity. We have an unsecured letter of credit agreement which provides a portion of the capital needed to support Cincinnati Global's obligations at Lloyd's. The amount of this unsecured letter of credit agreement was $94 million at September 30, 2022, with no amounts drawn.

We provide details of our three long-term notes in this quarterly report Item 1, Note 3, Fair Value Measurements. None of the notes are encumbered by rating triggers.

Four independent ratings firms award insurer financial strength ratings to our property casualty insurance companies and three firms rate our life insurance company. Those firms made no changes to our parent company debt ratings during the first nine months of 2022. Our debt ratings are discussed in our 2021 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, Long-Term Debt, Page 95.

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
•Commissions – Commissions paid were $1.105 billion in the first nine months of 2022. Commission payments generally track with written premiums, except for annual profit-sharing commissions typically paid during the first quarter of the year.
•Other underwriting expenses – Many of our underwriting expenses are not contractual obligations, but reflect the ongoing expenses of our business. Noncommission underwriting expenses paid were $569 million in the first nine months of 2022.
There were no contributions to our qualified pension plan during the first nine months of 2022.

Cincinnati Financial Corporation Third-Quarter 2022 10-Q

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

Uses of Capital
Uses of cash to enhance shareholder return include dividends to shareholders and shares acquired under our repurchase program. In January 2022, the board of directors declared regular quarterly cash dividends of 69 cents per share for an indicated annual rate of $2.76 per share. During the first nine months of 2022, we used $316 million to pay cash dividends to shareholders.

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

Total gross reserves at September 30, 2022, increased $816 million compared with December 31, 2021. Case loss reserves increased by $171 million, IBNR loss reserves increased by $576 million and loss expense reserves increased by $69 million. The total gross increase was primarily due to our commercial casualty line of business, our excess and surplus lines insurance segment and also Cincinnati Re and Cincinnati Global.

Cincinnati Financial Corporation Third-Quarter 2022 10-Q

Property Casualty Gross Reserves

(Dollars in millions)	Loss reserves		Loss expense reserves	Total gross reserves
	Case reserves	IBNR reserves			Percent of total
At September 30, 2022
Commercial lines insurance:
Commercial casualty	$1,135	$863	$715	$2,713	33.7%
Commercial property	326	118	78	522	6.5
Commercial auto	433	261	127	821	10.2
Workers' compensation	439	520	83	1,042	13.0
Other commercial	97	14	127	238	3.0
Subtotal	2,430	1,776	1,130	5,336	66.4
Personal lines insurance:
Personal auto	217	94	62	373	4.6
Homeowner	189	105	47	341	4.3
Other personal	89	92	5	186	2.3
Subtotal	495	291	114	900	11.2
Excess and surplus lines	296	224	183	703	8.7
Cincinnati Re	141	639	4	784	9.7
Cincinnati Global	140	179	3	322	4.0
Total	$3,502	$3,109	$1,434	$8,045	100.0%
At December 31, 2021
Commercial lines insurance:
Commercial casualty	$1,059	$734	$704	$2,497	34.5%
Commercial property	357	82	62	501	6.9
Commercial auto	419	220	124	763	10.6
Workers' compensation	442	503	85	1,030	14.3
Other commercial	91	9	116	216	3.0
Subtotal	2,368	1,548	1,091	5,007	69.3
Personal lines insurance:
Personal auto	211	53	60	324	4.5
Homeowner	168	102	44	314	4.3
Other personal	84	87	5	176	2.4
Subtotal	463	242	109	814	11.2
Excess and surplus lines	233	186	158	577	8.0
Cincinnati Re	117	460	5	582	8.1
Cincinnati Global	150	97	2	249	3.4
Total	$3,331	$2,533	$1,365	$7,229	100.0%

LIFE POLICY AND INVESTMENT CONTRACT RESERVES
Gross life policy and investment contract reserves were $3.053 billion at September 30, 2022, compared with $3.014 billion at year-end 2021, reflecting continued growth in life insurance policies in force. We discuss our life insurance reserving practices in our 2021 Annual Report on Form 10-K, Item 7, Life Insurance Policyholder Obligations and Reserves, Page 103.
Cincinnati Financial Corporation Third-Quarter 2022 10-Q

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

The fair value of our investment portfolio was $20.574 billion at September 30, 2022, down $3.763 billion from year-end 2021, including a $1.288 billion decrease in the fixed-maturity portfolio and a $2.475 billion decrease in the equity portfolio.

(Dollars in millions)	At September 30, 2022				At December 31, 2021
	Cost or amortized cost	Percent of total	Fair value	Percent of total	Cost or amortized cost	Percent of total	Fair value	Percent of total
Taxable fixed maturities	$8,838	51.7%	$8,036	39.0%	$8,344	51.0%	$8,858	36.4%
Tax-exempt fixed maturities	3,974	23.2	3,698	18.0	3,886	23.8	4,164	17.1
Common equities	3,838	22.4	8,433	41.0	3,697	22.6	10,862	44.6
Nonredeemable preferred equities	454	2.7	407	2.0	424	2.6	453	1.9
Total	$17,104	100.0%	$20,574	100.0%	$16,351	100.0%	$24,337	100.0%

At September 30, 2022, substantially all of our consolidated investment portfolio, measured at fair value, is classified as Level 1 or Level 2. See Item 1, Note 3, Fair Value Measurements, for additional discussion of our valuation techniques.

In addition to our investment portfolio, the total investments amount reported in our condensed consolidated balance sheets includes Other invested assets. Other invested assets included $311 million of private equity investments, $38 million in Lloyd's deposits, $35 million of real estate through direct property ownership and development projects in the United States and $30 million of life policy loans at September 30, 2022.
Cincinnati Financial Corporation Third-Quarter 2022 10-Q

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

In the first nine months of 2022, the decrease in fair value of our fixed-maturity portfolio reflected net purchases of securities, offset by a decrease in net unrealized gains, primarily due to an increase in U.S. Treasury yields and a widening of corporate credit spreads. At September 30, 2022, our fixed-maturity portfolio with an average rating of A3/A was valued at 91.6% of its amortized cost, compared with 106.5% at December 31, 2021.

At September 30, 2022, our investment-grade and noninvestment-grade fixed-maturity securities represented 79.6% and 4.5% of the portfolio, respectively. The remaining 15.9% represented fixed-maturity securities that were not rated by Moody's or S&P Global Ratings.

Attributes of the fixed-maturity portfolio include:

	At September 30, 2022		At December 31, 2021
Weighted average yield-to-amortized cost	4.12%		4.02%
Weighted average maturity	7.4	yrs	8.0	yrs
Effective duration	5.0	yrs	4.8	yrs

We discuss maturities of our fixed-maturity portfolio in our 2021 Annual Report on Form 10-K, Item 8, Note 2, Investments, Page 134, and in this quarterly report Item 2, Investments Results.
Cincinnati Financial Corporation Third-Quarter 2022 10-Q

TAXABLE FIXED MATURITIES
Our taxable fixed-maturity portfolio, with a fair value of $8.036 billion at September 30, 2022, included:

(Dollars in millions)	At September 30, 2022	At December 31, 2021
Investment-grade corporate	$6,160	$6,807
States, municipalities and political subdivisions	784	931
Noninvestment-grade corporate	519	690
Commercial mortgage-backed	240	273
United States government	188	123
Government-sponsored enterprises	119	8
Foreign government	26	26
Total	$8,036	$8,858

Our strategy is to buy, and typically hold, fixed-maturity investments to maturity, but we monitor credit profiles and fair value movements when determining holding periods for individual securities. With the exception of United States agency issues that include government-sponsored enterprises, no individual issuer's securities accounted for more than 1.2% of the taxable fixed-maturity portfolio at September 30, 2022. Our investment-grade corporate bonds had an average rating of Baa1 by Moody's or BBB by S&P Global Ratings and represented 76.6% of the taxable fixed-maturity portfolio's fair value at September 30, 2022, compared with 76.9% at year-end 2021.

The heaviest concentration in our investment-grade corporate bond portfolio, based on fair value at
September 30, 2022, was the financial sector. It represented 43.9% of our investment-grade corporate bond portfolio, compared with 41.4% at year-end 2021. The energy sector represented 10.2% and was less than 10% at year-end 2021. No other sector exceeded 10% of our investment-grade corporate bond portfolio.

Our taxable fixed-maturity portfolio at September 30, 2022, included $240 million of commercial mortgage-backed securities with an average rating of Aa2/AA-.
TAX-EXEMPT FIXED MATURITIES
At September 30, 2022, we had $3.698 billion of tax-exempt fixed-maturity securities with an average rating of Aa2/AA by Moody's and S&P Global Ratings. We traditionally have purchased municipal bonds focusing on general obligation and essential services issues, such as water, waste disposal or others. The portfolio is well diversified among approximately 1,700 municipal bond issuers. No single municipal issuer accounted for more than 0.6% of the tax-exempt fixed-maturity portfolio at September 30, 2022.

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

Cincinnati Financial Corporation Third-Quarter 2022 10-Q

The table below summarizes the effect of hypothetical changes in interest rates on the fair value of the fixed-maturity portfolio:

(Dollars in millions)	Effect from interest rate change in basis points
	-200	-100	-	100	200
At September 30, 2022	$12,928	$12,329	$11,734	$11,145	$10,580
At December 31, 2021	$14,327	$13,656	$13,022	$12,399	$11,768

The effective duration of the fixed-maturity portfolio as of September 30, 2022, was 5.0 years, up from 4.8 years at year-end 2021. The above table is a theoretical presentation showing that an instantaneous, parallel shift in the yield curve of 100 basis points could produce an approximately 5.0% change in the fair value of the fixed-maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value are to changes in the general level of interest rates, exclusive of call features. The fair values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.

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

EQUITY INVESTMENTS
Our equity investments, with a fair value totaling $8.840 billion at September 30, 2022, included $8.433 billion of common stock securities of companies generally with strong indications of paying and growing their dividends. Other criteria we evaluate include increasing sales and earnings, proven management and a favorable outlook. We believe our equity investment style is an appropriate long-term strategy. While our long-term financial position would be affected by prolonged changes in the market valuation of our investments, we believe our strong surplus position and cash flow provide a cushion against short-term fluctuations in valuation. Continued payment of cash dividends by the issuers of our common equity holdings can provide a floor to their valuation.

The table below summarizes the effect of hypothetical changes in market prices on fair value of our equity portfolio.

(Dollars in millions)	Effect from market price change in percent
	-30%	-20%	-10%	—	10%	20%	30%
At September 30, 2022	$6,188	$7,072	$7,956	$8,840	$9,724	$10,608	$11,492
At December 31, 2021	$7,921	$9,052	$10,184	$11,315	$12,447	$13,578	$14,710

At September 30, 2022, Apple Inc. (Nasdaq:AAPL) was our largest single common stock holding with a fair value of $638 million, or 7.6% of our publicly traded common stock portfolio and 3.1% of the total investment portfolio. Thirty-five holdings among eight different sectors each had a fair value greater than $100 million.

Cincinnati Financial Corporation Third-Quarter 2022 10-Q

Common Stock Portfolio Industry Sector Distribution

	Percent of common stock portfolio
	At September 30, 2022		At December 31, 2021
	Cincinnati Financial	S&P 500 Industry Weightings	Cincinnati Financial	S&P 500 Industry Weightings
Sector:
Information technology	28.4%	26.4%	31.1%	29.2%
Healthcare	15.1	15.1	13.5	13.3
Financial	13.1	11.0	14.2	10.7
Industrials	11.1	7.9	11.1	7.8
Consumer staples	8.1	6.9	6.9	5.9
Consumer discretionary	7.7	11.7	8.3	12.5
Energy	4.7	4.5	4.0	2.7
Materials	4.7	2.5	4.4	2.5
Utilities	3.0	3.1	2.2	2.5
Real estate	2.8	2.8	2.7	2.8
Telecomm services	1.3	8.1	1.6	10.1
Total	100.0%	100.0%	100.0%	100.0%

UNREALIZED INVESTMENT GAINS AND LOSSES
At September 30, 2022, unrealized investment gains before taxes for the fixed-maturity portfolio totaled $37 million and unrealized investment losses amounted to $1.115 billion before taxes.

The $1.078 billion net unrealized loss position in our fixed-maturity portfolio at September 30, 2022, moved from a net unrealized gain position to a net unrealized loss position in the first nine months of 2022, primarily due to an increase in U.S. Treasury yields and a widening of corporate credit spreads. The net loss position for our current fixed-maturity holdings will naturally decline over time as individual securities approach maturity. In addition, changes in interest rates can cause rapid, significant changes in fair values of fixed-maturity securities and the net loss position, as discussed in Quantitative and Qualitative Disclosures About Market Risk.

For federal income tax purposes, taxes on gains from appreciated investments generally are not due until securities are sold. We believe that the appreciated value of equity securities, compared with the cost of securities that is generally used as a tax basis, is a useful measure to help evaluate how fair value can change over time. On this basis, the net unrealized investment gains at September 30, 2022, consisted of a net gain position in our equity portfolio of $4.548 billion. Events or factors such as economic growth or recession can affect the fair value and unrealized investment gains of our equity securities. The five largest holdings in our common stock portfolio were Apple, Microsoft (Nasdaq:MSFT), UnitedHealth Group Inc. (NYSE:UNH), Accenture Co. (NYSE:ACN) and AbbVie Inc. (NYSE:ABBV), which had a combined fair value of $2.069 billion.

Unrealized Investment Losses
We expect the number of fixed-maturity securities trading below amortized cost to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, amortized costs for some securities are revised through write-downs recognized in prior periods. At September 30, 2022, 4,049 of the 4,495 fixed-maturity securities we owned had fair values below amortized cost, compared with 278 of the 4,329 securities we owned at year-end 2021. The 4,049 holdings with fair values below amortized cost at September 30, 2022, represented 90.7% of the fair value of our fixed-maturity investment portfolio and $1.115 billion in unrealized losses.
•2,508 of the 4,049 holdings had fair value between 90% and 100% of amortized cost at September 30, 2022. These primarily consist of securities whose current valuation is largely the result of interest rate factors. The fair value of these 2,508 securities was $7.335 billion, and they accounted for $287 million in unrealized losses.
•1,423 of the 4,049 fixed-maturity holdings had fair value between 70% and 90% of amortized cost at
September 30, 2022. We believe the 1,423 fixed-maturity securities will continue to pay interest and ultimately
Cincinnati Financial Corporation Third-Quarter 2022 10-Q

pay principal upon maturity. The issuers of these 1,423 securities have strong cash flow to service their debt and meet their contractual obligation to make principal payments. The fair value of these securities was $3.132 billion, and they accounted for $742 million in unrealized losses.
•118 of the 4,049 fixed-maturity holdings had fair value below 70% of amortized cost at September 30, 2022. We believe these fixed-maturity securities will continue to pay interest and ultimately pay principal upon maturity. The fair value of these securities was $172 million, and they accounted for $86 million in unrealized losses.

The table below reviews fair values and unrealized losses by investment category and by the overall duration of the securities' continuous unrealized loss position.

(Dollars in millions)	Less than 12 months		12 months or more		Total
At September 30, 2022	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
Corporate	$5,835	$535	$376	$126	$6,211	$661
States, municipalities and political subdivisions	3,831	414	48	19	3,879	433
Commercial mortgage-backed	225	11	14	2	239	13
United States government	173	5	12	—	185	5
Government-sponsored enterprises	101	3	3	—	104	3
Foreign government	21	—	—	—	21	—
Total	$10,186	$968	$453	$147	$10,639	$1,115
At December 31, 2021
Fixed maturity securities:
Corporate	$861	$13	$15	$—	$876	$13
States, municipalities and political subdivisions	105	2	2	1	107	3
Commercial mortgage-backed	10	—	11	—	21	—
United States government	48	—	—	—	48	—
Government-sponsored enterprises	7	—	—	—	7	—
Foreign government	16	—	—	—	16	—
Total	$1,047	$15	$28	$1	$1,075	$16

At September 30, 2022, applying our invested asset impairment policy, we determined that the total of $1.115 billion, for securities in an unrealized loss position in the table above, was not the result of a credit loss.

During the first nine months of 2022, two fixed-maturity securities that were written down to fair value, due to an intention to be sold, and changes in allowance for credit losses were each less than $1 million. During the first nine months of 2021, five securities were written down to fair value due to an intention to be sold, resulting in $1 million of noncash charges, and we had no allowance for credit losses.

During the full year of 2021, we wrote down five securities and recorded $1 million in impairment charges. At December 31, 2021, 278 fixed-maturity securities with a total unrealized loss of $16 million were in an unrealized loss position. Of that total, no fixed-maturity securities had fair values below 70% of amortized cost.

Cincinnati Financial Corporation Third-Quarter 2022 10-Q

The following table summarizes the investment portfolio by severity of decline:

(Dollars in millions)	Number of issues	Amortized cost	Fair value	Gross unrealized gain (loss)	Gross investment income
At September 30, 2022
Taxable fixed maturities:
Fair valued below 70% of amortized cost	44	$142	$95	$(47)	$4
Fair valued at 70% to less than 100% of amortized cost	1,996	8,186	7,396	(790)	240
Fair valued at 100% and above of amortized cost	132	510	545	35	27
Investment income on securities sold in current year	—	—	—	—	13
Total	2,172	8,838	8,036	(802)	284
Tax-exempt fixed maturities:
Fair valued below 70% of amortized cost	74	116	77	(39)	2
Fair valued at 70% to less than 100% of amortized cost	1,935	3,310	3,071	(239)	74
Fair valued at 100% and above of amortized cost	314	548	550	2	14
Investment income on securities sold in current year	—	—	—	—	2
Total	2,323	3,974	3,698	(276)	92
Fixed-maturities summary:
Fair valued below 70% of amortized cost	118	258	172	(86)	6
Fair valued at 70% to less than 100% of amortized cost	3,931	11,496	10,467	(1,029)	314
Fair valued at 100% and above of amortized cost	446	1,058	1,095	37	41
Investment income on securities sold in current year	—	—	—	—	15
Total	4,495	$12,812	$11,734	$(1,078)	$376

At December 31, 2021
Fixed-maturities summary:
Fair valued below 70% of amortized cost	—	$—	$—	$—	$—
Fair valued at 70% to less than 100% of amortized cost	278	1,091	1,075	(16)	17
Fair valued at 100% and above of amortized cost	4,051	11,139	11,947	808	427
Investment income on securities sold in current year	—	—	—	—	33
Total	4,329	$12,230	$13,022	$792	$477

See our 2021 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Asset Impairment, Page 57.

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures – The company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)).

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company's management, with the participation of the company's chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of September 30, 2022. Based upon that evaluation, the company's chief executive officer and chief financial officer concluded that the design and operation of the company's disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure:
•that information required to be disclosed in the company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and
Cincinnati Financial Corporation Third-Quarter 2022 10-Q

•that such information is accumulated and communicated to the company's management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting – During the three months ended September 30, 2022, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There was no significant impact to our internal controls over financial reporting while the majority of our associates were working remotely due to the COVID-19 pandemic.
Cincinnati Financial Corporation Third-Quarter 2022 10-Q

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
Cincinnati Financial Corporation Third-Quarter 2022 10-Q

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any of our shares that were not registered under the Securities Act during the first nine months of 2022. Our repurchase program does not have an expiration date. On January 26, 2018, an additional 15 million shares were authorized, which expanded our current repurchase program. We have 7,428,512 shares available for purchase under our programs at September 30, 2022.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1-31, 2022	212,980	$97.16	212,980	9,278,941
August 1-31, 2022	1,787,020	98.63	1,787,020	7,491,921
September 1-30, 2022	63,409	99.36	63,409	7,428,512
Totals	2,063,409	98.50	2,063,409

Cincinnati Financial Corporation Third-Quarter 2022 10-Q

Item 6.    Exhibits

Exhibit No.	Exhibit Description
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

Cincinnati Financial Corporation Third-Quarter 2022 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINCINNATI FINANCIAL CORPORATION
Date: October 31, 2022

/S/ Michael J. Sewell
Michael J. Sewell, CPA
Chief Financial Officer, Executive Vice President and Treasurer
(Principal Accounting Officer)
Cincinnati Financial Corporation Third-Quarter 2022 10-Q