Form 10-Q
period 2023-03-31
CINCINNATI FINANCIAL CORP
filed 2023-04-27
CIK 20286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
 (Mark one)
☑       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2023.
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
☐Yes ☑ No
As of April 21, 2023, there were 157,212,708 shares of common stock outstanding.

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED March 31, 2023

Cincinnati Financial Corporation First-Quarter 2023 10-Q

Part I – Financial Information
Item 1.    Financial Statements (unaudited)

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

(Dollars in millions, except per share data)	March 31,	December 31,
	2023	2022
Assets
Investments
Fixed maturities, at fair value (amortized cost: 2023—$13,362; 2022—$12,979)	$12,678	$12,132
Equity securities, at fair value (cost: 2023—$4,311; 2022—$4,294)	9,967	9,841
Other invested assets	478	452
Total investments	23,123	22,425
Cash and cash equivalents	955	1,264
Investment income receivable	160	160
Finance receivable	94	92
Premiums receivable	2,509	2,322
Reinsurance recoverable	698	665
Prepaid reinsurance premiums	57	51
Deferred policy acquisition costs	1,048	1,013
Land, building and equipment, net, for company use (accumulated depreciation: 2023—$326; 2022—$322)	199	202
Other assets	732	646
Separate accounts	899	892
Total assets	$30,474	$29,732

Liabilities
Insurance reserves
Loss and loss expense reserves	$8,693	$8,400
Life policy and investment contract reserves	3,059	3,015
Unearned premiums	3,890	3,689
Other liabilities	1,193	1,229
Deferred income tax	1,104	1,054
Note payable	50	50
Long-term debt and lease obligations	845	841
Separate accounts	899	892
Total liabilities	19,733	19,170

Commitments and contingent liabilities (Note 12)

Shareholders' Equity
Common stock, par value—$2 per share; (authorized: 2023 and 2022—500 million shares; issued: 2023 and 2022—198.3 million shares)	397	397
Paid-in capital	1,398	1,392
Retained earnings	11,818	11,711
Accumulated other comprehensive income	(527)	(614)
Treasury stock at cost (2023—41.1 million shares and 2022—41.2 million shares)	(2,345)	(2,324)
Total shareholders' equity	10,741	10,562
Total liabilities and shareholders' equity	$30,474	$29,732

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation First-Quarter 2023 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Income

(Dollars in millions, except per share data)	Three months ended March 31,
	2023	2022
Revenues
Earned premiums	$1,918	$1,693
Investment income, net of expenses	210	185
Investment gains and losses, net	106	(666)
Fee revenues	4	4
Other revenues	3	2
Total revenues	2,241	1,218
Benefits and Expenses
Insurance losses and contract holders' benefits	1,398	1,032
Underwriting, acquisition and insurance expenses	556	520
Interest expense	14	13
Other operating expenses	5	4
Total benefits and expenses	1,973	1,569
Income (Loss) Before Income Taxes	268	(351)
Provision (Benefit) for Income Taxes
Current	16	41
Deferred	27	(126)
Total provision (benefit) for income taxes	43	(85)
Net Income (Loss)	$225	$(266)
Per Common Share
Net income (loss)—basic	$1.43	$(1.66)
Net income (loss)—diluted	1.42	(1.66)

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation First-Quarter 2023 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

(Dollars in millions)	Three months ended March 31,
	2023	2022
Net Income (Loss)	$225	$(266)
Other Comprehensive Income (Loss)
Change in unrealized gains and losses on investments, net of tax (benefit) of $35 and $(157), respectively	128	(589)
Amortization of pension actuarial loss and prior service cost, net of tax (benefit) of $(1) and $0, respectively	(5)	—
Change in life policy reserves, reinsurance recoverable and other, net of tax (benefit) of $(9) and $41, respectively	(36)	155
Other comprehensive income (loss)	87	(434)
Comprehensive Income (Loss)	$312	$(700)

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation First-Quarter 2023 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity

(Dollars in millions)	Three months ended March 31,
	2023	2022
Common Stock
Beginning of period	$397	$397
Share-based awards	—	—
End of period	397	397

Paid-In Capital
Beginning of period	1,392	1,356
Share-based awards	(6)	(14)
Share-based compensation	12	11
Other	—	1
End of period	1,398	1,354

Retained Earnings
Beginning of period	11,711	12,625
Cumulative effect of change in accounting for long-duration insurance contracts (Note 1)	—	10
Adjusted beginning of period	11,711	12,635
Net income (loss)	225	(266)
Dividends declared	(118)	(111)
End of period	11,818	12,258

Accumulated Other Comprehensive Income (Loss)
Beginning of period	(614)	648
Cumulative effect of change in accounting for long-duration insurance contracts (Note 1)	—	(352)
Adjusted beginning of period	(614)	296
Other comprehensive income (loss)	87	(434)
End of period	(527)	(138)

Treasury Stock
Beginning of period	(2,324)	(1,921)
Share-based awards	7	9
Shares acquired - share repurchase authorization	(25)	(45)
Shares acquired - share-based compensation plans	(3)	(2)
End of period	(2,345)	(1,959)

Total Shareholders' Equity	$10,741	$11,912

(In millions, except per common share)
Common Stock - Shares Outstanding
Beginning of period	157.1	160.3
Share-based awards	0.3	0.4
Shares acquired - share repurchase authorization	(0.2)	(0.4)
End of period	157.2	160.3

Dividends declared per common share	$0.75	$0.69

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation First-Quarter 2023 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

(Dollars in millions)	Three months ended March 31,
	2023	2022
Cash Flows From Operating Activities
Net income (loss)	$225	$(266)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	40	37
Investment gains and losses, net	(93)	674
Interest credited to contract holders	10	12
Deferred income tax expense	27	(126)
Changes in:
Premiums and reinsurance receivable	(229)	(182)
Deferred policy acquisition costs	(36)	(67)
Other assets	(24)	(20)
Loss and loss expense reserves	293	61
Life policy and investment contract reserves	25	7
Unearned premiums	201	289
Other liabilities	(121)	(136)
Current income tax receivable/payable	(68)	(85)
Net cash provided by operating activities	250	198
Cash Flows From Investing Activities
Sale, call or maturity of fixed maturities	303	351
Sale of equity securities	4	56
Purchase of fixed maturities	(606)	(460)
Purchase of equity securities	(22)	(90)
Changes in finance receivables	(3)	6
Investment in building and equipment	(4)	(4)
Change in other invested assets, net	(34)	(21)
Net cash used in investing activities	(362)	(162)
Cash Flows From Financing Activities
Payment of cash dividends to shareholders	(106)	(99)
Shares acquired - share repurchase authorization	(25)	(45)
Changes in note payable	—	(5)
Proceeds from stock options exercised	5	4
Contract holders' funds deposited	20	18
Contract holders' funds withdrawn	(58)	(32)
Other	(33)	(29)
Net cash used in financing activities	(197)	(188)
Net change in cash and cash equivalents	(309)	(152)
Cash and cash equivalents at beginning of year	1,264	1,139
Cash and cash equivalents at end of period	$955	$987
Supplemental Disclosures of Cash Flow Information:
Interest paid	$1	$—
Income taxes paid	76	121
Noncash Activities
Equipment acquired under finance lease obligations	$1	$2
Share-based compensation	11	16
Other assets and other liabilities	96	10

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation First-Quarter 2023 10-Q

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

Our March 31, 2023, condensed consolidated financial statements are unaudited. We believe that we have made all adjustments, consisting only of normal recurring accruals, that are necessary for fair presentation. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our 2022 Annual Report on Form 10-K. The results of operations for interim periods do not necessarily indicate results to be expected for the full year.

The company continues to monitor the impact of the coronavirus (SARS-CoV-2 or COVID-19) pandemic outbreak. The company cannot predict the impact the pandemic will have on its future consolidated financial position, results of operations and cash flows, however the impact could be material.

Adopted Accounting Updates
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

We adopted these ASUs on a modified retrospective basis on January 1, 2023, resulting in an after-tax increase to shareholders' equity of $31 million.

Cincinnati Financial Corporation First-Quarter 2023 10-Q

The following table illustrates the effect of adopting ASU 2018-12 in the condensed consolidated balance sheets:

(Dollars in millions)	March 31, 2023	December 31, 2022
		As originally reported	As adjusted	Difference
Reinsurance recoverable	$698	$640	$665	$25
Prepaid reinsurance premiums	57	79	51	(28)
Deferred policy acquisition costs	1,048	1,014	1,013	(1)
Total assets	30,474	29,736	29,732	(4)
Life policy and investment contract reserves	3,059	3,059	3,015	(44)
Deferred income tax	1,104	1,045	1,054	9
Total liabilities	19,733	19,205	19,170	(35)
Retained earnings	11,818	11,702	11,711	9
Accumulated other comprehensive income	(527)	(636)	(614)	22
Total shareholders' equity	10,741	10,531	10,562	31
Total liabilities and shareholders' equity	30,474	29,736	29,732	(4)

The following table illustrates the effect of adopting ASU 2018-12 in the condensed consolidated statements of income and condensed consolidated statements of comprehensive income:

(Dollars in millions, except per share data)	Three months ended March 31,
	2023	2022
		As originally reported	As adjusted	Difference
Earned premiums	$1,918	$1,690	$1,693	$3
Insurance losses and contract holders' benefits	1,398	1,039	1,032	(7)
Underwriting, acquisition and insurance expenses	556	519	520	1
Deferred income tax expense	27	(128)	(126)	2
Net Income (Loss)	225	(273)	(266)	7
Change in life policy reserves, reinsurance recoverable and other, net of tax	(36)	—	155	155
Other comprehensive income (loss)	87	(589)	(434)	155
Comprehensive Income (Loss)	312	(862)	(700)	162
Net income (loss) per share:
Basic	$1.43	$(1.70)	$(1.66)	$0.04
Diluted	1.42	(1.70)	(1.66)	0.04

The adoption of ASU 2018-12 did not have a material impact on the company's condensed consolidated cash flows.
Cincinnati Financial Corporation First-Quarter 2023 10-Q

NOTE 2 – Investments
The following table provides amortized cost, gross unrealized gains, gross unrealized losses and fair value for our fixed-maturity securities:

(Dollars in millions)	Amortized cost	Gross unrealized		Fair value
At March 31, 2023		gains	losses
Fixed-maturity securities:
Corporate	$7,568	$49	$526	$7,091
States, municipalities and political subdivisions	4,933	42	226	4,749
Government-sponsored enterprises	390	1	4	387
Commercial mortgage-backed	241	—	16	225
United States government	199	—	4	195
Foreign government	31	—	—	31
Total	$13,362	$92	$776	$12,678
At December 31, 2022
Fixed-maturity securities:
Corporate	$7,412	$37	$580	$6,869
States, municipalities and political subdivisions	4,901	24	303	4,622
Government-sponsored enterprises	186	—	3	183
Commercial mortgage-backed	250	—	16	234
United States government	196	—	5	191
Foreign government	34	—	1	33
Total	$12,979	$61	$908	$12,132

The net unrealized investment losses in our fixed-maturity portfolio at March 31, 2023, are primarily due to an increase in U.S. Treasury yields and a widening of corporate credit spreads. Our commercial mortgage-backed securities had an average rating of Aa2/AA- at March 31, 2023, and December 31, 2022.

Cincinnati Financial Corporation First-Quarter 2023 10-Q

The table below provides fair values and gross unrealized losses by investment category and by the duration of the securities' continuous unrealized loss positions:

(Dollars in millions)	Less than 12 months		12 months or more		Total
At March 31, 2023	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed-maturity securities:
Corporate	$3,910	$158	$2,273	$368	$6,183	$526
States, municipalities and political subdivisions	1,287	48	890	178	2,177	226
Government-sponsored enterprises	263	3	7	1	270	4
Commercial mortgage-backed	107	5	116	11	223	16
United States government	121	1	52	3	173	4
Foreign government	10	—	2	—	12	—
Total	$5,698	$215	$3,340	$561	$9,038	$776
At December 31, 2022
Fixed-maturity securities:
Corporate	$5,651	$412	$661	$168	$6,312	$580
States, municipalities and political subdivisions	2,600	274	77	29	2,677	303
Government-sponsored enterprises	123	3	3	—	126	3
Commercial mortgage-backed	215	13	14	3	229	16
United States government	146	3	41	2	187	5
Foreign government	25	1	4	—	29	1
Total	$8,760	$706	$800	$202	$9,560	$908

Contractual maturity dates for fixed-maturities securities were:

(Dollars in millions)	Amortized cost	Fair value	% of fair value
At March 31, 2023
Maturity dates:
Due in one year or less	$728	$725	5.7%
Due after one year through five years	4,139	4,003	31.6
Due after five years through ten years	3,583	3,447	27.2
Due after ten years	4,912	4,503	35.5
Total	$13,362	$12,678	100.0%

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Cincinnati Financial Corporation First-Quarter 2023 10-Q

The following table provides investment income and investment gains and losses, net:

(Dollars in millions)	Three months ended March 31,
	2023	2022
Investment income:
Interest	$140	$123
Dividends	66	65
Other	7	1
Total	213	189
Less investment expenses	3	4
Total	$210	$185

Investment gains and losses, net:
Equity securities:
Investment gains and losses on securities sold, net	$(1)	$8
Unrealized gains and losses on securities still held, net	106	(683)
Subtotal	105	(675)
Fixed-maturity securities:
Gross realized gains	1	4
Gross realized losses	(1)	(1)
Subtotal	—	3

Other	1	6
Total	$106	$(666)

The fair value of our equity portfolio was $9.967 billion and $9.841 billion at March 31, 2023, and December 31, 2022, respectively. Apple Inc. (Nasdaq:AAPL), an equity holding, was our largest single investment holding with a fair value of $758 million and $597 million, which was 7.9% and 6.3% of our publicly traded common equities portfolio and 3.3% and 2.7% of the total investment portfolio at March 31, 2023, and December 31, 2022, respectively.

The allowance for credit losses was $1 million at both March 31, 2023, and December 31, 2022. Changes in the allowance for credit losses were less than $1 million for both the three months ended March 31, 2023 and 2022. There were no fixed-maturity securities that were written down to fair value due to an intention to be sold during the three months ended March 31, 2023. There was one fixed-maturity security that was written down to fair value due to an intention to be sold during the three months ended March 31, 2022, resulting in an impairment charge of less than $1 million.

There were 2,900 fixed-maturity securities with a total unrealized loss of $776 million, which were in an unrealized loss position at March 31, 2023. Of that total, 26 fixed-maturity securities had fair values below 70% of amortized cost. There were 3,272 fixed-maturity securities with a total unrealized loss of $908 million, which were in an unrealized loss position at December 31, 2022. Of that total, 49 fixed-maturity securities had fair values below 70% of amortized cost.
Cincinnati Financial Corporation First-Quarter 2023 10-Q

NOTE 3 – Fair Value Measurements
In accordance with accounting guidance for fair value measurements and disclosures, we categorized our financial instruments, based on the priority of the observable and market-based data for the valuation technique used, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices with readily available independent data in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable market inputs (Level 3). When various inputs for measurement fall within different levels of the fair value hierarchy, the lowest observable input that has a significant impact on fair value measurement is used. Our valuation techniques have not changed from those used at December 31, 2022, and ultimately management determines fair value. See our 2022 Annual Report on Form 10-K, Item 8, Note 3, Fair Value Measurements, Page 137, for information on characteristics and valuation techniques used in determining fair value.

Fair Value Disclosures for Assets
The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis at March 31, 2023, and December 31, 2022. We do not have any liabilities carried at fair value.

(Dollars in millions)	Level 1	Level 2	Level 3	Total
At March 31, 2023
Fixed maturities, available for sale:
Corporate	$—	$7,091	$—	$7,091
States, municipalities and political subdivisions	—	4,749	—	4,749
Government-sponsored enterprises	—	387	—	387
Commercial mortgage-backed	—	225	—	225
United States government	195	—	—	195
Foreign government	—	31	—	31
Subtotal	195	12,483	—	12,678
Common equities	9,589	—	—	9,589
Nonredeemable preferred equities	—	378	—	378
Separate accounts taxable fixed maturities	—	836	—	836
Top Hat savings plan mutual funds and common equity (included in Other assets)	64	—	—	64
Total	$9,848	$13,697	$—	$23,545

At December 31, 2022
Fixed maturities, available for sale:
Corporate	$—	$6,869	$—	$6,869
States, municipalities and political subdivisions	—	4,622	—	4,622
Government-sponsored enterprises	—	183	—	183
Commercial mortgage-backed	—	234	—	234
United States government	191	—	—	191
Foreign government	—	33	—	33
Subtotal	191	11,941	—	12,132
Common equities	9,454	—	—	9,454
Nonredeemable preferred equities	—	387	—	387
Separate accounts taxable fixed maturities	—	815	—	815
Top Hat savings plan mutual funds and common equity (included in Other assets)	57	—	—	57
Total	$9,702	$13,143	$—	$22,845

We also held Level 1 cash and cash equivalents of $955 million and $1.264 billion at March 31, 2023, and December 31, 2022, respectively.
Cincinnati Financial Corporation First-Quarter 2023 10-Q

Fair Value Disclosures for Assets and Liabilities Not Carried at Fair Value
The disclosures below are presented to provide information about the effects of current market conditions on financial instruments that are not reported at fair value in our condensed consolidated financial statements.

This table summarizes the book value and principal amounts of our long-term debt:

(Dollars in millions)			Book value		Principal amount
Interest rate	Year of issue		March 31,	December 31,	March 31,	December 31,
			2023	2022	2023	2022
6.900%	1998	Senior debentures, due 2028	$27	$27	$28	$28
6.920%	2005	Senior debentures, due 2028	391	391	391	391
6.125%	2004	Senior notes, due 2034	371	371	374	374
Total			$789	$789	$793	$793

The following table shows fair values of our note payable and long-term debt:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
At March 31, 2023
Note payable	$—	$50	$—	$50
6.900% senior debentures, due 2028	—	30	—	30
6.920% senior debentures, due 2028	—	435	—	435
6.125% senior notes, due 2034	—	408	—	408
Total	$—	$923	$—	$923

At December 31, 2022
Note payable	$—	$50	$—	$50
6.900% senior debentures, due 2028	—	29	—	29
6.920% senior debentures, due 2028	—	418	—	418
6.125% senior notes, due 2034	—	388	—	388
Total	$—	$885	$—	$885

The following table shows the fair value of our life policy loans included in other invested assets and the fair values of our deferred annuities and structured settlements included in life policy and investment contract reserves:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
At March 31, 2023
Life policy loans	$—	$—	$37	$37

Deferred annuities	—	—	608	608
Structured settlements	—	144	—	144
Total	$—	$144	$608	$752

At December 31, 2022
Life policy loans	$—	$—	$37	$37

Deferred annuities	—	—	621	621
Structured settlements	—	143	—	143
Total	$—	$143	$621	$764

Cincinnati Financial Corporation First-Quarter 2023 10-Q

Outstanding principal and interest for these life policy loans totaled $30 million and $31 million at March 31, 2023, and December 31, 2022, respectively.

Recorded reserves for the deferred annuities were $711 million and $734 million at March 31, 2023, and December 31, 2022, respectively. Recorded reserves for the structured settlements were $128 million and $129 million at March 31, 2023, and December 31, 2022, respectively.

Cincinnati Financial Corporation First-Quarter 2023 10-Q

NOTE 4 – Property Casualty Loss and Loss Expenses
This table summarizes activity for our consolidated property casualty loss and loss expense reserves:

(Dollars in millions)	Three months ended March 31,
	2023	2022
Gross loss and loss expense reserves, beginning of period	$8,336	$7,229
Less reinsurance recoverable	405	327
Net loss and loss expense reserves, beginning of period	7,931	6,902
Net incurred loss and loss expenses related to:
Current accident year	1,376	997
Prior accident years	(59)	(41)
Total incurred	1,317	956
Net paid loss and loss expenses related to:
Current accident year	187	169
Prior accident years	859	721
Total paid	1,046	890
Net loss and loss expense reserves, end of period	8,202	6,968
Plus reinsurance recoverable	424	319
Gross loss and loss expense reserves, end of period	$8,626	$7,287

We use actuarial methods, models and judgment to estimate, as of a financial statement date, the property casualty loss and loss expense reserves required to pay for and settle all outstanding insured claims, including incurred but not reported (IBNR) claims, as of that date. The actuarial estimate is subject to review and adjustment by an inter-departmental committee that includes actuarial, claims, underwriting, loss prevention and accounting management. This committee is familiar with relevant company and industry business, claims and underwriting trends, as well as general economic and legal trends that could affect future loss and loss expense payments. The amount we will actually have to pay for claims can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate. The reserve for loss and loss expenses in the condensed consolidated balance sheets also included $67 million at March 31, 2023, and $79 million at March 31, 2022, for certain life and health loss and loss expense reserves.

We experienced $59 million of favorable development on prior accident years, including $32 million of favorable development in commercial lines, $31 million of favorable development in personal lines and $9 million of favorable development in excess and surplus lines for the three months ended March 31, 2023. Within commercial lines, we recognized favorable reserve development of $16 million for the commercial property line and $15 million for the workers' compensation line due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. Within personal lines, we recognized favorable reserve development of $27 million for the homeowner line.

We experienced $41 million of favorable development on prior accident years, including $18 million of favorable development in commercial lines, $34 million of favorable development in personal lines and $5 million of favorable development in excess and surplus lines for the three months ended March 31, 2022. Within commercial lines, we recognized favorable reserve development of $10 million for the workers' compensation line and $6 million for the commercial auto line due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. Within personal lines, we recognized favorable reserve development of $31 million for the homeowner line.
Cincinnati Financial Corporation First-Quarter 2023 10-Q

NOTE 5 – Life Policy and Investment Contract Reserves
In the first quarter of 2023, we adopted ASU 2018-12 which resulted in changes to the life policy and investment contract reserves and the expansion of required disclosures. The below disclosures represent application of the updated guidance. See Note 1, Accounting Policies, for further discussion.

We establish the reserves for traditional life policies including term, whole life and other products based on certain cash flow assumptions including expected expenses, mortality, morbidity, withdrawal rates and timing of claim presentation. These assumptions are established based on our current expectations and are reviewed annually to determine any necessary updates. Assumptions are also updated on an interim basis if evidence suggests that they should be revised. We use both our own experience and industry experience, adjusted for historical trends, in arriving at our assumptions for expected mortality, morbidity and withdrawal rates. These reserves also include a discount rate assumption that is based on market value discount rates and is updated quarterly. Changes in the inputs, judgments and assumptions during the period and the related measurement impact on the liability are reflected in the below tables. There were no significant changes in the cash flow assumptions during the period.

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

The following table summarizes our life policy and investment contract reserves and provides a reconciliation of the balances described in the below tables to those in the condensed consolidated balance sheets:

(Dollars in millions)	March 31, 2023	December 31, 2022
Life policy reserves:
Term	$1,011	$961
Whole life	427	408
Other	94	94
Subtotal	1,532	1,463
Investment contract reserves:
Deferred annuities	711	734
Universal life	583	578
Structured settlements	128	129
Other	105	111
Subtotal	1,527	1,552
Total life policy and investment contract reserves	$3,059	$3,015

Cincinnati Financial Corporation First-Quarter 2023 10-Q

The table below shows the ASU 2018-12 adoption impacts to the life policy and investment contract reserves as of January 1, 2021 (transition date), pre-tax:

(Dollars in millions)	Term	Whole life	Deferred annuity	Universal life	Other	Total
At January 1, 2021
Balance, pre-adoption at December 31, 2020	$901	$363	$761	$567	$323	$2,915
Removal of shadow adjustments	—	—	—	—	13	13
Net premiums in excess of gross premiums	14	1	—	—	—	15
Remeasurement at market value discount rates	372	245	—	—	—	617
Balance, post-adoption at January 1, 2021	$1,287	$609	$761	$567	$336	$3,560

The table below shows the ASU 2018-12 adoption impacts to the life reinsurance recoverable asset as of January 1, 2021, pre-tax:

(Dollars in millions)	Term	Whole life	Deferred annuity	Universal life	Other	Total
At January 1, 2021
Balance, pre-adoption at December 31, 2020	$113	$26	$—	$—	$78	$217
Remeasurement at market value discount rates	29	18	—	—	—	47
Other adjustments	20	1	—	2	—	23
Balance, post-adoption at January 1, 2021	$162	$45	$—	$2	$78	$287

Other above includes structured settlements, other life policy reserves and other investment contract reserves. The removal of shadow adjustments above represents an increase to the life policy and investment contract reserve balance as it is no longer required under ASU 2018-12 for liabilities amortized in accordance with deferred acquisition costs. Shadow adjustments were historically included to present the carrying amount of the liability as if unrealized holding gains and losses had been realized. The net premiums in excess of gross premiums adjustment represents an increase to the liability as the remeasured net premiums, calculated as the present value of future benefits and related expenses using updated cash flow assumptions as of the transition date less the carrying amount of the liability prior to transition, exceeded the present value of future gross premiums. For purposes of calculating the updated present value of future benefits and related expenses above, the discount rate assumption that was used prior to adoption of ASU 2018-12 was retained. The remeasurement at market value discount rates adjustment represents the increase to the liability as a result of updating the discount rate assumption for our term and whole life products from the rates used prior to adoption of ASU 2018-12 to market value discount rates that existed at the transition date. As the discount rate assumption decreased significantly from the date the contracts were initially made, this adjustment represents the largest impact on the liability as a result of the initial adoption of ASU 2018-12. The life reinsurance recoverable asset is included in the remeasurement as the assumptions used in estimating the life reinsurance recoverable are consistent with those used in estimating the related liabilities. Other adjustments includes a reclassification from prepaid reinsurance premiums to reinsurance recoverable.

The shadow removal and remeasurement at market value discount rates adjustments were recorded as an increase to the life policy and investment contract reserves liability and a decrease to opening AOCI as of the transition date. The net premiums in excess of gross premiums adjustment was recorded as an increase to the life policy and investment contract reserves liability and a decrease to the opening balance of retained earnings as of the transition date.

Cincinnati Financial Corporation First-Quarter 2023 10-Q

The following table shows the balances and changes in the term and whole life policy reserves included in life policy and investment contract reserves:

(Dollars in millions)	Three months ended March 31,
	2023		2022
	Term	Whole life	Term	Whole life
Present value of expected net premiums:
Balance, beginning of period	$1,643	$208	$1,801	$241
Beginning balance at original discount rate	1,708	217	1,503	201
Effect of changes in cash flow assumptions	—	—	(4)	—
Effect of actual variances from expected experience	(3)	1	11	—
Adjusted beginning of period balance	1,705	218	1,510	201
Issuances	38	7	59	11
Interest accrual	18	2	15	2
Net premiums collected	(46)	(7)	(42)	(7)
Ending balance at original discount rate	1,715	220	1,542	207
Effect of changes in discount rate assumptions	(16)	(3)	144	19
Balance, end of period	1,699	217	1,686	226

Present value of expected future policy benefits:
Balance, beginning of period	2,584	614	2,993	826
Beginning balance at original discount rate	2,692	607	2,425	577
Effect of changes in cash flow assumptions	—	—	(4)	—
Effect of actual variances from expected experience	(2)	1	18	—
Adjusted beginning of period balance	2,690	608	2,439	577
Issuances	38	6	59	11
Interest accrual	30	8	27	7
Benefits paid	(46)	(8)	(62)	(9)
Ending balance at original discount rate	2,712	614	2,463	586
Effect of changes in discount rate assumptions	(21)	30	282	150
Balance, end of period	2,691	644	2,745	736

Net liability for future policy benefits:
Present value of expected future policy benefits less expected net premiums	992	427	1,059	510
Impact of flooring at cohort level	19	—	20	—
Net life policy reserves	1,011	427	1,079	510
Less reinsurance recoverable at original discount rate	(96)	(25)	(100)	(27)
Less effect of discount rate assumption changes on reinsurance recoverable	(10)	(6)	(14)	(11)
Net life policy reserves, after reinsurance recoverable	$905	$396	$965	$472

Weighted-average duration of the net life policy reserves	12	16	12	18

The total impact of flooring at cohort level in the above table includes the effect of discount rate assumption changes of $5 million and $6 million for the three months ended March 31, 2023 and 2022, respectively.

Cincinnati Financial Corporation First-Quarter 2023 10-Q

The following table shows the amount of undiscounted and discounted expected future benefit payments and expected gross premiums for our term and whole life policies:

(Dollars in millions)	At March 31,
	2023		2022
	Undiscounted	Discounted	Undiscounted	Discounted
Term
Expected future benefit payments	$4,696	$2,691	$4,128	$2,745
Expected future gross premiums	4,470	2,674	4,000	2,754
Whole life
Expected future benefit payments	$1,586	$644	$1,511	$736
Expected future gross premiums	618	384	580	400

The following table shows the amount of revenue and interest recognized in the condensed consolidated statements of income related to our term and whole life policies:

(Dollars in millions)	Three months ended March 31,
	2023	2022
Gross premiums
Term	$73	$69
Whole life	12	12
Total	$85	$81
Interest accretion
Term	$12	$12
Whole life	6	5
Total	$18	$17

Adverse development that resulted in an immediate charge to income due to net premiums exceeding gross premiums was immaterial for the three months ended March 31, 2023.

The following table shows the weighted-average interest rate for our term and whole life products:

	At March 31,
	2023	2022
Term
Interest accretion rate	5.32%	5.37%
Current discount rate	4.81	3.40
Whole life
Interest accretion rate	5.94%	5.98%
Current discount rate	5.06	3.77

The discount rate assumption was developed by calculating forward rates from market yield curves of upper-medium grade fixed-income instruments.

Cincinnati Financial Corporation First-Quarter 2023 10-Q

The following table shows the balances and changes in policyholders' account balances included in investment contract reserves:

(Dollars in millions)	Three months ended March 31,
	2023		2022
	Deferred annuity	Universal life	Deferred annuity	Universal life
Balance, beginning of period	$734	$457	$763	$454
Premiums received	10	11	6	11
Policy charges	—	(10)	—	(10)
Surrenders and withdrawals	(36)	(3)	(12)	(3)
Benefit payments	(3)	(2)	(6)	(1)
Interest credited	6	5	5	5
Balance, end of period	$711	$458	$756	$456

Weighted average crediting rate	3.36%	4.26%	2.95%	4.25%
Net amount at risk	$—	$4,064	$—	$4,172
Cash surrender value	706	424	752	421

The net amount at risk above represents the guaranteed benefit amount in excess of the current account balances.

The following table shows the balance of account values by range of guaranteed minimum crediting rates, in basis points, and the related range of the difference between rates being credited to policyholders and the respective guaranteed minimums for our deferred annuity and universal life contracts:

(Dollars in millions)	At guaranteed minimum	1 to 50 basis points above	51-150 basis points above	Greater than 150 basis points	Total
At March 31, 2023
Deferred annuity
1.00-3.00%	$9	$423	$17	$212	661
3.01-4.00%	50	—	—	—	50
Total	$59	$423	$17	$212	$711
Universal life
1.00-3.00%	$60	$47	$9	$2	$118
3.01-4.00%	53	—	—	—	53
Greater than 4.00%	287	—	—	—	287
Total	$400	$47	$9	$2	$458

At March 31, 2022
Deferred annuity
1.00-3.00%	$479	$—	$177	$50	$706
3.01-4.00%	50	—	—	—	50
Total	$529	$—	$177	$50	$756
Universal life
1.00-3.00%	$61	$44	$7	$1	$113
3.01-4.00%	51	—	—	—	51
Greater than 4.00%	292	—	—	—	292
Total	$404	$44	$7	$1	$456

Cincinnati Financial Corporation First-Quarter 2023 10-Q

The following table shows the balances and changes in the other additional liability related to the no-lapse guarantees contained within our universal life contracts:

(Dollars in millions)	Three months ended March 31,
	2023	2022
Balance, beginning of period	$121	$133
Balance, beginning of period before shadow reserve adjustments	123	131
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	(1)	3
Adjusted beginning of period balance	122	134
Interest accrual	1	1
Excess death benefits	—	(8)
Attributed assessments	3	3
Effect of changes in interest rate assumptions	1	(3)
Balance, end of period before shadow reserve adjustments	127	127
Shadow reserve adjustments	(2)	—
Balance, end of period	125	127
Less reinsurance recoverable, end of period	6	5
Net other additional liability, after reinsurance recoverable	$131	$132

Weighted-average duration of the other additional liability	34	35

The following table shows balances and changes in separate account balances during the period:

(Dollars in millions)	Three months ended March 31,
	2023	2022
Balance, beginning of period	$892	$959
Interest credited before policy charges	10	10
Change in unrealized gains and losses impacting separate account liabilities	—	(52)
Benefit payments	(2)	(10)
Other	(1)	(4)
Balance, end of period	$899	$903

Cash surrender value	$896	$869

Cincinnati Financial Corporation First-Quarter 2023 10-Q

NOTE 6 – Deferred Policy Acquisition Costs
Expenses directly related to successfully acquired insurance policies – primarily commissions, premium taxes and underwriting costs – are deferred and amortized over the terms of the policies. We update our acquisition cost assumptions periodically to reflect actual experience. For property casualty, we evaluate the costs for recoverability. The adoption of ASU 2018-12 on January 1, 2023 resulted in a simplified amortization of life deferred acquisition costs and the removal of shadow deferred acquisition costs. See Note 1, Accounting Policies, for further discussion. The table below shows the deferred policy acquisition costs and asset reconciliation.

(Dollars in millions)	Three months ended March 31,
	2023	2022
Property casualty:
Deferred policy acquisition costs asset, beginning of period	$682	$602
Capitalized deferred policy acquisition costs	372	364
Amortized deferred policy acquisition costs	(340)	(301)
Deferred policy acquisition costs asset, end of period	$714	$665

Life:
Deferred policy acquisition costs asset, beginning of period	$331	$314
Capitalized deferred policy acquisition costs	11	12
Amortized deferred policy acquisition costs	(8)	(7)
Deferred policy acquisition costs asset, end of period	$334	$319

Consolidated:
Deferred policy acquisition costs asset, beginning of period	$1,013	$916
Capitalized deferred policy acquisition costs	383	376
Amortized deferred policy acquisition costs	(348)	(308)
Deferred policy acquisition costs asset, end of period	$1,048	$984

The removal of shadow deferred policy acquisition costs as a result of the adoption of ASU 2018-12 resulted in a $33 million increase, across all products, from $263 million pre-adoption at December 31, 2020, to $296 million post-adoption at January 1, 2021.

The table below shows the life deferred policy acquisition costs asset by product:

(Dollars in millions)
Three months ended March 31, 2023	Term	Whole life	Deferred annuity	Universal life	Total
Balance, beginning of period	$228	$43	$7	$53	$331
Capitalized deferred policy acquisition costs	9	2	—	—	11
Amortized deferred policy acquisition costs	(6)	(1)	—	(1)	(8)
Balance, end of period	$231	$44	$7	$52	$334

Three months ended March 31, 2022
Balance, beginning of period	$215	$38	$7	$54	$314
Capitalized deferred policy acquisition costs	10	2	—	—	$12
Amortized deferred policy acquisition costs	(5)	(1)	—	(1)	$(7)
Balance, end of period	$220	$39	$7	$53	$319

No premium deficiencies were recorded in the condensed consolidated statements of income, as the sum of the anticipated loss and loss expenses, policyholder dividends and unamortized deferred acquisition expenses did not exceed the related unearned premiums and anticipated investment income.

Cincinnati Financial Corporation First-Quarter 2023 10-Q

NOTE 7 – Accumulated Other Comprehensive Income
The adoption of ASU 2018-12 on January 1, 2023 resulted in restatement of certain amounts below. See Note 1, Accounting Policies, for further discussion. Accumulated other comprehensive income (AOCI) includes changes in unrealized gains and losses on investments, changes in pension obligations and changes in life policy reserves, reinsurance recoverable and other as follows:

(Dollars in millions)	Three months ended March 31,
	2023			2022
	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, beginning of period	$(847)	$(182)	$(665)	$792	$165	$627
OCI before investment gains and losses, net, recognized in net income	163	35	128	(743)	(157)	(586)
Investment gains and losses, net, recognized in net income	—	—	—	(3)	—	(3)
OCI	163	35	128	(746)	(157)	(589)
AOCI, end of period	$(684)	$(147)	$(537)	$46	$8	$38

Pension obligations:
AOCI, beginning of period	$36	$9	$27	$27	$7	$20
OCI excluding amortization recognized in net income	(5)	(1)	(4)	—	—	—
Amortization recognized in net income	(1)	—	(1)	—	—	—
OCI	(6)	(1)	(5)	—	—	—
AOCI, end of period	$30	$8	$22	$27	$7	$20

Life policy reserves, reinsurance recoverable and other:
AOCI, beginning of period	$29	$5	$24	$1	$—	$1
Cumulative effect of change in accounting for long duration insurance contracts	—	—	—	(445)	(93)	(352)
Adjusted AOCI, beginning of period	29	5	24	(444)	(93)	(351)
OCI before investment gains and losses, net, recognized in net income	(45)	(9)	(36)	196	41	155
Investment gains and losses, net, recognized in net income	—	—	—	—	—	—
OCI	(45)	(9)	(36)	196	41	155
AOCI, end of period	$(16)	$(4)	$(12)	$(248)	$(52)	$(196)

Summary of AOCI:
AOCI, beginning of period	$(782)	$(168)	$(614)	$820	$172	$648
Cumulative effect of change in accounting for long duration insurance contracts	—	—	—	(445)	(93)	(352)
Adjusted AOCI, beginning of period	(782)	(168)	(614)	375	79	296
Investments OCI	163	35	128	(746)	(157)	(589)
Pension obligations OCI	(6)	(1)	(5)	—	—	—
Life policy reserves, reinsurance recoverable and other OCI	(45)	(9)	(36)	196	41	155
Total OCI	112	25	87	(550)	(116)	(434)
AOCI, end of period	$(670)	$(143)	$(527)	$(175)	$(37)	$(138)

Investment gains and losses, net, and other investment gains and losses, net, are recorded in the investment gains and losses, net, line item in the condensed consolidated statements of income. Amortization on pension obligations is recorded in the insurance losses and contract holders' benefits and underwriting, acquisition and insurance expenses line items in the condensed consolidated statements of income.
Cincinnati Financial Corporation First-Quarter 2023 10-Q

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

The table below summarizes our consolidated property casualty insurance net written premiums, earned premiums and incurred loss and loss expenses:

(Dollars in millions)	Three months ended March 31,
	2023	2022
Direct written premiums	$1,859	$1,703
Assumed written premiums	244	263
Ceded written premiums	(84)	(67)
Net written premiums	$2,019	$1,899

Direct earned premiums	$1,760	$1,561
Assumed earned premiums	159	121
Ceded earned premiums	(78)	(64)
Earned premiums	$1,841	$1,618

Direct incurred loss and loss expenses	$1,299	$895
Assumed incurred loss and loss expenses	76	73
Ceded incurred loss and loss expenses	(58)	(12)
Incurred loss and loss expenses	$1,317	$956

Our life insurance company purchases reinsurance for protection of a portion of the risks that are written. Primary components of our life reinsurance program include individual mortality coverage, aggregate catastrophe and accidental death coverage in excess of certain deductibles.

Cincinnati Financial Corporation First-Quarter 2023 10-Q

The table below summarizes our consolidated life insurance earned premiums and contract holders' benefits incurred:

(Dollars in millions)	Three months ended March 31,
	2023	2022
Direct earned premiums	$96	$93
Ceded earned premiums	(19)	(18)
Earned premiums	$77	$75

Direct contract holders' benefits incurred	97	103
Ceded contract holders' benefits incurred	(16)	(27)
Contract holders' benefits incurred	$81	$76

The ceded benefits incurred can vary depending on the type of life insurance policy held and the year the policy was issued.

The allowance for uncollectible property casualty premiums was $13 million at both March 31, 2023, and December 31, 2022. The allowances for credit losses on other premiums receivable and reinsurance recoverable assets were immaterial at March 31, 2023, and December 31, 2022.
Cincinnati Financial Corporation First-Quarter 2023 10-Q

NOTE 9 – Income Taxes
The differences between the 21% statutory federal income tax rate and our effective income tax rate were as follows:

(Dollars in millions)	Three months ended March 31,
	2023		2022
Tax at statutory rate:	$56	21.0%	$(74)	21.0%
Increase (decrease) resulting from:
Tax-exempt income from municipal bonds	(5)	(1.9)	(5)	1.4
Dividend received exclusion	(5)	(1.9)	(5)	1.4
Other	(3)	(1.2)	(1)	0.4
Provision (benefit) for income taxes	$43	16.0%	$(85)	24.2%

The provision (benefit) for federal income taxes is based upon filing a consolidated income tax return for the company and its domestic subsidiaries.

We continue to believe that after considering all positive and negative evidence of taxable income in the carryback and carryforward periods as permitted by law, it is more likely than not that all of the deferred tax assets on our U.S. domestic operations will be realized. As a result, we have no valuation allowance for our U.S. domestic operations at March 31, 2023, and December 31, 2022. As more fully discussed below, we do carry a valuation allowance on the deferred tax assets related to Cincinnati Global Underwriting Ltd.SM (Cincinnati Global).

Cincinnati Global
As a result of operations for the three months ended March 31, 2023, Cincinnati Global decreased its net deferred tax assets by $5 million with an offsetting decrease of $5 million to the valuation allowance. Cincinnati Global had a net deferred tax asset of $26 million and an offsetting valuation allowance of $26 million at March 31, 2023.

Deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized. After considering all positive and negative evidence, we continue to believe it is appropriate to carry a valuation allowance at March 31, 2023.

Cincinnati Global had operating loss carryforwards in the United States of $6 million and $5 million and in the United Kingdom of $105 million and $109 million at March 31, 2023, and December 31, 2022, respectively. These Cincinnati Global losses can only be utilized within the Cincinnati Global group in both the United States and in the United Kingdom and cannot offset the income of our domestic operations in the United States.

Cincinnati Financial Corporation First-Quarter 2023 10-Q

NOTE 10 – Net Income (Loss) Per Common Share
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are computed based on the weighted average number of common and dilutive potential common shares outstanding using the treasury stock method. The table shows calculations for basic and diluted earnings per share:

(In millions, except per share data)	Three months ended March 31,
	2023	2022
Numerator:
Net income (loss)—basic and diluted	$225	$(266)
Denominator:
Basic weighted-average common shares outstanding	157.2	160.4
Effect of share-based awards:
Stock options	0.8	—
Nonvested shares	0.5	—
Diluted weighted-average shares	158.5	160.4
Earnings (loss) per share:
Basic	$1.43	$(1.66)
Diluted	$1.42	$(1.66)
Number of anti-dilutive share-based awards	1.0	2.3

The above table shows the number of anti-dilutive share-based awards for the three months ended March 31, 2023 and 2022. In accordance with Accounting Standards Codification 260, Earnings per Share, the assumed exercise of share-based awards was excluded from the computation of diluted loss per share for the three months ended March 31, 2022, because their exercise would have anti-dilutive effects. See our 2022 Annual Report on Form 10-K, Item 8, Note 17, Share-Based Associate Compensation Plans, Page 170, for information about share-based awards.

NOTE 11 – Employee Retirement Benefits
The following summarizes the components of net periodic benefit for our qualified and supplemental pension plans:

(Dollars in millions)	Three months ended March 31,
	2023	2022
Service cost	$1	$2
Non-service (benefit) costs:
Interest cost	3	3
Expected return on plan assets	(5)	(6)
Amortization of actuarial loss and prior service cost	(1)	—
Other	(5)	—
Total non-service benefit	(8)	(3)
Net periodic benefit	$(7)	$(1)

See our 2022 Annual Report on Form 10-K, Item 8, Note 13, Employee Retirement Benefits, Page 163, for information on our retirement benefits. The net periodic benefit is allocated in the same proportion primarily to the underwriting, acquisition and insurance expenses line item with the remainder allocated to the insurance losses and contract holders' benefits line item on the condensed consolidated statements of income for both 2023 and 2022.

We made matching contributions totaling $8 million to our 401(k) and Top Hat savings plans during both the first quarter of 2023 and 2022.

We made no contributions to our qualified pension plan during the first three months of 2023.
Cincinnati Financial Corporation First-Quarter 2023 10-Q

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

Cincinnati Financial Corporation First-Quarter 2023 10-Q

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
•Commercial lines insurance
•Personal lines insurance
•Excess and surplus lines insurance
•Life insurance
•Investments

We report as Other the noninvestment operations of the parent company and its noninsurer subsidiary, CFC Investment Company. We also report as Other the underwriting results of Cincinnati Re and Cincinnati Global. See our 2022 Annual Report on Form 10-K, Item 8, Note 18, Segment Information, Page 173, for a description of revenue, income or loss before income taxes and identifiable assets for each of the five segments.

Cincinnati Financial Corporation First-Quarter 2023 10-Q

Segment information is summarized in the following table:

(Dollars in millions)	Three months ended March 31,
	2023	2022
Revenues:
Commercial lines insurance
Commercial casualty	$377	$336
Commercial property	299	274
Commercial auto	213	205
Workers' compensation	74	67
Other commercial	93	80
Commercial lines insurance premiums	1,056	962
Fee revenues	1	1
Total commercial lines insurance	1,057	963

Personal lines insurance
Personal auto	166	152
Homeowner	232	195
Other personal	66	55
Personal lines insurance premiums	464	402
Fee revenues	1	1
Total personal lines insurance	465	403

Excess and surplus lines insurance	127	112
Fee revenues	—	1
Total excess and surplus lines insurance	127	113

Life insurance premiums	77	75
Fee revenues	2	1
Total life insurance	79	76

Investments
Investment income, net of expenses	210	185
Investment gains and losses, net	106	(666)
Total investment revenue	316	(481)

Other
Premiums	194	142
Other	3	2
Total other revenues	197	144
Total revenues	$2,241	$1,218

Income (loss) before income taxes:
Insurance underwriting results
Commercial lines insurance	$(2)	$76
Personal lines insurance	(57)	65
Excess and surplus lines insurance	13	16
Life insurance	8	7
Investments	286	(508)
Other	20	(7)
Total income (loss) before income taxes	$268	$(351)

Identifiable assets:	March 31, 2023	December 31, 2022
Property casualty insurance	$5,229	$5,178
Life insurance	1,529	1,518
Investments	22,805	22,133
Other	911	903
Total	$30,474	$29,732

Cincinnati Financial Corporation First-Quarter 2023 10-Q

Item 2.    Management’s Discussion and Analysis of Financial Condition and
        Results of Operations
The following discussion highlights significant factors influencing the condensed consolidated results of operations and financial position of Cincinnati Financial Corporation. It should be read in conjunction with the consolidated financial statements and related notes included in our 2022 Annual Report on Form 10-K. Unless otherwise noted, the industry data is prepared by A.M. Best Co., a leading insurance industry statistical, analytical and financial strength rating organization. Information from A.M. Best is presented on a statutory basis for insurance company regulation in the United States of America. When we provide our results on a comparable statutory basis, we label it as such; all other company data is presented in accordance with accounting principles generally accepted in the United States of America (GAAP).

As discussed in Item 1, Note 1, Accounting Policies, Page 8, effective January 1, 2023, we adopted ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. We adjusted applicable financial statements. Related financial data shown in Management's Discussion and Analysis of Financial Condition and Results of Operations also have been adjusted.

We present per share data on a diluted basis unless otherwise noted, adjusting those amounts for all stock splits and dividends. Dollar amounts are rounded to millions; calculations of percent changes are based on dollar amounts rounded to the nearest million. Certain percentage changes are identified as not meaningful (nm).

SAFE HARBOR STATEMENT
This is our “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995. Our business is subject to certain risks and uncertainties that may cause actual results to differ materially from those suggested by the forward-looking statements in this report. Some of those risks and uncertainties are discussed in our 2022 Annual Report on Form 10-K, Item 1A, Risk Factors, Page 32.
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
◦The continuing duration of the pandemic and governmental actions to limit the spread of the virus that may produce additional economic losses
◦The number of policyholders that will ultimately submit claims or file lawsuits
◦The lack of submitted proofs of loss for allegedly covered claims
◦Judicial rulings in similar litigation involving other companies in the insurance industry
◦Differences in state laws and developing case law
◦Litigation trends, including varying legal theories advanced by policyholders
◦Whether and to what degree any class of policyholders may be certified
◦The inherent unpredictability of litigation
•Unusually high levels of catastrophe losses due to risk concentrations, changes in weather patterns (whether as a result of global climate change or otherwise), environmental events, war or political unrest, terrorism incidents, cyberattacks, civil unrest or other causes
Cincinnati Financial Corporation First-Quarter 2023 10-Q

•Increased frequency and/or severity of claims or development of claims that are unforeseen at the time of policy issuance, due to inflationary trends or other causes
•Inadequate estimates or assumptions, or reliance on third-party data used for critical accounting estimates
•Declines in overall stock market values negatively affecting our equity portfolio and book value
•Interest rate fluctuations or other factors that could significantly affect:
•Our ability to generate growth in investment income
•Values of our fixed-maturity investments, including accounts in which we hold bank-owned life insurance contract assets
•Our traditional life policy reserves
•Domestic and global events, such as Russia's invasion of Ukraine and recent disruptions in the banking and financial services industry, resulting in capital market or credit market uncertainty, followed by prolonged periods of economic instability or recession, that lead to:
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
Cincinnati Financial Corporation First-Quarter 2023 10-Q

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
◦Limit our ability to set fair, adequate and reasonable rates
◦Place us at a disadvantage in the marketplace
◦Restrict our ability to execute our business model, including the way we compensate agents
•Adverse outcomes from litigation or administrative proceedings, including effects of social inflation and third-party litigation funding on the size of litigation awards
•Events or actions, including unauthorized intentional circumvention of controls, that reduce our future ability to maintain effective internal control over financial reporting under the Sarbanes-Oxley Act of 2002
•Unforeseen departure of certain executive officers or other key employees due to retirement, health or other causes that could interrupt progress toward important strategic goals or diminish the effectiveness of certain longstanding relationships with insurance agents and others
•Our inability, or the inability of our independent agents, to attract and retain personnel in a competitive labor market, impacting the customer experience and altering our competitive advantages
•Events, such as an epidemic, natural catastrophe or terrorism, that could hamper our ability to assemble our workforce at our headquarters location or work effectively in a remote environment
Further, our insurance businesses are subject to the effects of changing social, global, economic and regulatory environments. Public and regulatory initiatives have included efforts to adversely influence and restrict premium rates, restrict the ability to cancel policies, impose underwriting standards and expand overall regulation. We also are subject to public and regulatory initiatives that can affect the market value for our common stock, such as measures affecting corporate financial reporting and governance. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

Cincinnati Financial Corporation First-Quarter 2023 10-Q

CORPORATE FINANCIAL HIGHLIGHTS
Net Income and Comprehensive Income Data

(Dollars in millions, except per share data)	Three months ended March 31,
	2023	2022	% Change
Earned premiums	$1,918	$1,693	13
Investment income, net of expenses (pretax)	210	185	14
Investment gains and losses, net (pretax)	106	(666)	nm
Total revenues	2,241	1,218	84
Net income (loss)	225	(266)	nm
Comprehensive income (loss)	312	(700)	nm
Net income (loss) per share—diluted	1.42	(1.66)	nm
Cash dividends declared per share	0.75	0.69	9
Diluted weighted average shares outstanding	158.5	160.4	(1)

Total revenues increased $1.023 billion for the first quarter of 2023, compared with the first quarter of 2022, primarily due to net investment gains in addition to higher earned premiums and investment income. Premium and investment revenue trends are discussed further in the respective sections of Financial Results.

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

Net income for the first quarter of 2023, compared with a net loss in first-quarter 2022 of $266 million, was a change of $491 million, including an increase of $610 million in after-tax net investment gains and losses and an increase of $20 million in after-tax investment income that offset a decrease of $138 million in after-tax property casualty underwriting income. Catastrophe losses for the first quarter of 2023, mostly weather related, were $163 million higher after taxes and unfavorably affected both net income and property casualty underwriting income. Life insurance segment results matched the first quarter of 2022.

The first-quarter 2023 decrease in property casualty underwriting income also included higher insured loss experience before catastrophe effects, partly from elevated paid losses reflecting economic or other forms of inflation that are increasing our uncertainty regarding ultimate losses. Until longer-term paid loss cost trends become more clear, we intend to remain prudent in reserving for estimated ultimate losses. As a result, incurred losses for the first three months of 2023 for several lines of business were higher than in prior periods and are discussed in Financial Results by property casualty insurance segment.

Performance by segment is discussed below in Financial Results. As discussed in our 2022 Annual Report on Form 10-K, Item 7, Executive Summary, Page 48, there are several reasons why our performance during 2023 may be below our long-term targets.

The board of directors is committed to rewarding shareholders directly through cash dividends and through share repurchase authorizations. Through 2022, the company had increased the annual cash dividend rate for 62 consecutive years, a record we believe is matched by only seven other U.S. publicly traded companies. In January 2023, the board of directors increased the regular quarterly dividend to 75 cents per share, setting the stage for our 63rd consecutive year of increasing cash dividends. During the first three months of 2023, cash dividends declared by the company increased 9% compared with the same period of 2022. Our board regularly evaluates relevant factors in decisions related to dividends and share repurchases. The 2023 dividend increase reflected our strong operating performance and signaled management's and the board's positive outlook and confidence in our outstanding capital, liquidity and financial flexibility.

Cincinnati Financial Corporation First-Quarter 2023 10-Q

Balance Sheet Data and Performance Measures

(Dollars in millions, except share data)	At March 31,	At December 31,
	2023	2022
Total investments	$23,123	$22,425
Total assets	30,474	29,732
Short-term debt	50	50
Long-term debt	789	789
Shareholders' equity	10,741	10,562
Book value per share	68.33	67.21
Debt-to-total-capital ratio	7.2%	7.4%

Total assets at March 31, 2023, increased 2% compared with year-end 2022, and included a 3% increase in total investments that reflected net purchases and higher fair values for many securities in our portfolio. Shareholders' equity increased 2% and book value per share also increased 2% during the first three months of 2023. Our debt-to-total-capital ratio (capital is the sum of debt plus shareholders' equity) decreased compared with year-end 2022.

Our value creation ratio is our primary performance metric. That ratio was 3.1% for the first three months of 2023, and was more than the same period in 2022 primarily due to a higher amount in overall net gains from our investment portfolio. Book value per share increased $1.12 during the first three months of 2023 and contributed 2.0 percentage points to the value creation ratio, while dividends declared at $0.75 per share contributed positive 1.1 points. Value creation ratios by major components and in total, along with calculations from per-share amounts, are shown in the tables below.

	Three months ended March 31,
	2023	2022
Value creation ratio major components:
Net income before investment gains	1.3%	1.9%
Change in fixed-maturity securities, realized and unrealized gains	1.2	(4.5)
Change in equity securities, investment gains	0.7	(4.1)
Other	(0.1)	(0.2)
Value creation ratio	3.1%	(6.9)%

Cincinnati Financial Corporation First-Quarter 2023 10-Q

(Dollars are per share)	Three months ended March 31,
	2023	2022
Book value change per share
Book value as originally December 31, 2022	$67.01
Cumulative effect of change in accounting for long-duration insurance contracts, net of tax	0.20
Book value as adjusted December 31, 2022	$67.21

Value creation ratio:
End of period book value*- as originally reported	$68.33	$75.43
Less beginning of period book value - as originally reported	67.01	81.72
Change in book value - as originally reported	1.32	(6.29)
Dividend declared to shareholders	0.75	0.69
Total value creation	$2.07	$(5.60)

Value creation ratio from change in book value**	2.0%	(7.7)%
Value creation ratio from dividends declared to shareholders***	1.1	0.8
Value creation ratio	3.1%	(6.9)%

* Book value per share is calculated by dividing end of period total shareholders' equity by end of period shares outstanding
** Change in book value divided by the beginning of period book value
*** Dividend declared to shareholders divided by beginning of period book value

DRIVERS OF LONG-TERM VALUE CREATION
Operating through The Cincinnati Insurance Company, Cincinnati Financial Corporation is one of the 25 largest property casualty insurers in the nation, based on 2022 net written premiums for approximately 2,000 U.S. stock and mutual insurer groups. We market our insurance products through a select group of independent insurance agencies as discussed in our 2022 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 6. At March 31, 2023, we actively marketed through 1,998 agencies located in 46 states. We maintain a long-term perspective that guides us in addressing immediate challenges or opportunities while focusing on the major decisions that best position our company for success through all market cycles.

To measure our long-term progress in creating shareholder value, our value creation ratio is our primary financial performance target. As discussed in our 2022 Annual Report on Form 10-K, Item 7, Executive Summary, Page 48, management believes this measure is a meaningful indicator of our long-term progress in creating shareholder value and has three primary performance drivers:

•Premium growth – We believe our agency relationships and initiatives can lead to a property casualty written premium growth rate over any five-year period that exceeds the industry average. For the first three months of 2023, our consolidated property casualty net written premium year-over-year growth was 6%. As of March 2023, A.M. Best projected the industry's full-year 2023 written premium growth at approximately 8%. For the five-year period 2018 through 2022, our growth rate exceeded that of the industry. The industry's growth rate excludes its mortgage and financial guaranty lines of business.
•Combined ratio – We believe our underwriting philosophy and initiatives can generate a GAAP combined ratio over any five-year period that is consistently within the range of 95% to 100%. For the first three months of 2023, our GAAP combined ratio was 100.7%, including 13.8 percentage points of current accident year catastrophe losses partially offset by 3.2 percentage points of favorable loss reserve development on prior accident years. Our statutory combined ratio was 99.6% for the first three months of 2023. As of March 2023, A.M. Best projected the industry's full-year 2023 statutory combined ratio at approximately 102%, including approximately 6 percentage points of catastrophe losses and a favorable effect of approximately 1 percentage point of loss reserve development on prior accident years. The industry's ratio again excludes its mortgage and financial guaranty lines of business.
Cincinnati Financial Corporation First-Quarter 2023 10-Q

•Investment contribution – We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year return of the Standard & Poor's 500 Index. For the first three months of 2023, pretax investment income was $210 million, up 14% compared with the same period in 2022. We believe our investment portfolio mix provides an appropriate balance of income stability and growth with capital appreciation potential.

Financial Strength
An important part of our long-term strategy is financial strength, which is described in our 2022 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Financial Strength, Page 8. One aspect of our financial strength is prudent use of reinsurance ceded to help manage financial performance variability due to catastrophe loss experience. A description of how we use reinsurance ceded is included in our 2022 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, 2023 Reinsurance Ceded Programs, Page 104. Another aspect of our financial strength is our investment portfolio, which remains well-diversified as discussed in this quarterly report in Item 3, Quantitative and Qualitative Disclosures About Market Risk. Our strong parent-company liquidity and financial strength increase our flexibility to maintain a cash dividend through all periods and to continue to invest in and expand our insurance operations.

At March 31, 2023, we held $4.373 billion of our cash and cash equivalents and invested assets at the parent-company level, of which $4.121 billion, or 94.2%, was invested in common stocks, and $119 million, or 2.7%, was cash or cash equivalents. Our debt-to-total-capital ratio was 7.2% at March 31, 2023. Another important indicator of financial strength is our ratio of property casualty net written premiums to statutory surplus, which was 1.1-to-1 for the 12 months ended March 31, 2023, matching year-end 2022.

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

At April 26, 2023, our insurance subsidiaries continued to be highly rated.

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
Cincinnati Financial Corporation First-Quarter 2023 10-Q

CONSOLIDATED PROPERTY CASUALTY INSURANCE HIGHLIGHTS
Consolidated property casualty insurance results include premiums and expenses for our standard market insurance segments (commercial lines and personal lines), our excess and surplus lines segment, Cincinnati Re® and our London-based global specialty underwriter Cincinnati Global Underwriting Ltd.SM (Cincinnati Global).

(Dollars in millions)	Three months ended March 31,
	2023	2022	% Change
Earned premiums	$1,841	$1,618	14
Fee revenues	2	3	(33)
Total revenues	1,843	1,621	14
Loss and loss expenses from:
Current accident year before catastrophe losses	1,123	947	19
Current accident year catastrophe losses	253	50	406
Prior accident years before catastrophe losses	(41)	(20)	(105)
Prior accident years catastrophe losses	(18)	(21)	14
Loss and loss expenses	1,317	956	38
Underwriting expenses	536	500	7
Underwriting profit (loss)	$(10)	$165	nm

Ratios as a percent of earned premiums:			Pt. Change
Current accident year before catastrophe losses	61.0%	58.5%	2.5
Current accident year catastrophe losses	13.8	3.1	10.7
Prior accident years before catastrophe losses	(2.2)	(1.2)	(1.0)
Prior accident years catastrophe losses	(1.0)	(1.3)	0.3
Loss and loss expenses	71.6	59.1	12.5
Underwriting expenses	29.1	30.8	(1.7)
Combined ratio	100.7%	89.9%	10.8

Combined ratio	100.7%	89.9%	10.8
Contribution from catastrophe losses and prior years reserve development	10.6	0.6	10.0
Combined ratio before catastrophe losses and prior years reserve development	90.1%	89.3%	0.8

Our consolidated property casualty insurance operations generated an underwriting loss of $10 million for the first quarter of 2023. Compared with a first-quarter 2022 underwriting profit of $165 million, the first-quarter 2023 change of $175 million included an unfavorable increase of $206 million in losses from catastrophes, mostly caused by severe weather. The first-quarter 2023 change in underwriting profitability also included higher current accident year loss and loss expenses before catastrophe losses that were partially offset by higher amounts of favorable reserve development on prior accident years.

Elevated inflation was a driver of higher losses and loss expenses in 2023 as costs have increased significantly to repair damaged autos or other property that we insure. We also experienced higher losses for liability coverages for some of our lines of business. Due to increased uncertainty regarding ultimate losses, we intend to remain prudent in reserving for estimated ultimate losses until longer-term loss cost trends become more clear. The higher loss experience is discussed in Financial Results by property casualty insurance segment. We believe future property casualty underwriting results will continue to benefit from price increases and our ongoing initiatives to improve pricing precision and loss experience related to claims and loss control practices.
For all property casualty lines of business in aggregate, net loss and loss expense reserves at March 31, 2023, were $271 million, or 3%, higher than at year-end 2022, including an increase of $266 million for the incurred but not reported (IBNR) portion.

We measure and analyze property casualty underwriting results primarily by the combined ratio and its component ratios. The GAAP-basis combined ratio is the percentage of incurred losses plus all expenses per each earned premium dollar – the lower the ratio, the better the performance. An underwriting profit results when the combined
Cincinnati Financial Corporation First-Quarter 2023 10-Q

ratio is below 100%. A combined ratio above 100% indicates that an insurance company's losses and expenses exceeded premiums.

Our consolidated property casualty combined ratio for the first quarter of 2023 rose by 10.8 percentage points, compared with the same period of 2022, including an increase of 11.0 points from higher catastrophe losses and loss expenses. Other combined ratio components that increased are discussed below and in further detail in Financial Results by property casualty insurance segment.
The combined ratio can be affected significantly by natural catastrophe losses and other large losses as discussed in detail below. The combined ratio can also be affected by updated estimates of loss and loss expense reserves established for claims that occurred in prior periods, referred to as prior accident years. Net favorable development on prior accident year reserves, including reserves for catastrophe losses, benefited the combined ratio by 3.2 percentage points in the first three months of 2023, compared with 2.5 percentage points in the same period of 2022. Net favorable development is discussed in further detail in Financial Results by property casualty insurance segment.

The ratio for current accident year loss and loss expenses before catastrophe losses increased in the first three months of 2023. That 61.0% ratio was 2.5 percentage points higher, compared with the 58.5% accident year 2022 ratio measured as of March 31, 2022, including a decrease of 1.1 points in the ratio for large losses of $2 million or more per claim, discussed below. The ratio increase of 2.5 percentage points included an increase of 9.2 points for the IBNR portion and a decrease of 6.7 points for the case incurred portion.

The underwriting expense ratio decreased for the first quarter of 2023, compared with the same period a year ago, primarily due to a decrease in profit-sharing commissions for agencies. The ratio also included ongoing expense management efforts and higher earned premiums.

Consolidated Property Casualty Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2023	2022	% Change
Agency renewal written premiums	$1,535	$1,397	10
Agency new business written premiums	251	244	3
Other written premiums	233	258	(10)
Net written premiums	2,019	1,899	6
Unearned premium change	(178)	(281)	37
Earned premiums	$1,841	$1,618	14

The trends in net written premiums and earned premiums summarized in the table above include the effects of price increases. Price change trends that heavily influence renewal written premium increases or decreases, along with other premium growth drivers for 2023, are discussed in more detail by segment below in Financial Results.

Consolidated property casualty net written premiums for the three months ended March 31, 2023, grew $120 million compared with the same period of 2022. Our premium growth initiatives from prior years have provided an ongoing favorable effect on growth during the current year, particularly as newer agency relationships mature over time.

Consolidated property casualty agency new business written premiums increased by $7 million for the first three months of 2023, compared with the same period of 2022. New agency appointments during 2023 and 2022 produced a $12 million increase in standard lines new business for the first three months of 2023 compared with the same period of 2022. As we appoint new agencies that choose to move accounts to us, we report these accounts as new business. While this business is new to us, in many cases it is not new to the agent. We believe these seasoned accounts tend to be priced more accurately than business that may be less familiar to our agent upon obtaining it from a competing agent.

Net written premiums for Cincinnati Re, included in other written premiums, decreased by $24 million for the three months ended March 31, 2023, compared with the same period of 2022, to $230 million. Cincinnati Re assumes
Cincinnati Financial Corporation First-Quarter 2023 10-Q

risks through reinsurance treaties and in some cases cedes part of the risk and related premiums to one or more unaffiliated reinsurance companies through transactions known as retrocessions.

Cincinnati Global is also included in other written premiums. Net written premiums increased for Cincinnati Global by $13 million for the three months ended March 31, 2023, compared with the same period of 2022, to $64 million.

Other written premiums includes premiums ceded to reinsurers as part of our reinsurance ceded program. An increase in ceded premiums reduced net written premiums by $17 million for the first three months of 2023, compared with the same period of 2022.

Catastrophe losses and loss expenses typically have a material effect on property casualty results and can vary significantly from period to period. Losses from catastrophes contributed 12.8 percentage points to the combined ratio in the first three months of 2023, compared with 1.8 percentage points in the same period of 2022.

The reinsurance program for Cincinnati Re that provides retrocession coverage on an excess of loss basis has a total available aggregate limit of $30 million in excess of $100 million per loss. Losses estimated for Hurricane Ian, as of March 31, 2023, resulted in an estimated reinsurance recovery of $14 million, compared with $19 million as of December 31, 2022. Reserve estimates are inherently uncertain as described in our 2022 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 53, and Item 1A, Risk Factors, Page 32.

The following table shows consolidated property casualty insurance catastrophe losses and loss expenses incurred, net of reinsurance, as well as the effect of loss development on prior period catastrophe events. We individually list declared catastrophe events for which our incurred losses reached or exceeded $25 million.

Consolidated Property Casualty Insurance Catastrophe Losses and Loss Expenses Incurred

(Dollars in millions, net of reinsurance)		Three months ended March 31,
		Comm.	Pers.	E&S
Dates	Region	lines	lines	lines	Other	Total
2023
Mar. 1-4	Midwest, Northeast, South	$30	$34	$1	$—	$65
Mar. 23-28	Midwest, Northeast, South	13	27	1	—	41
Mar. 30 - Apr. 1	Midwest, Northeast, South	42	24	—	—	66
All other 2023 catastrophes		21	55	—	5	81
Development on 2022 and prior catastrophes		4	(25)	(1)	4	(18)
Calendar year incurred total		$110	$115	$1	$9	$235

2022
2022 catastrophes		$16	$28	$1	$5	$50
Development on 2021 and prior catastrophes		(3)	(21)	—	3	(21)
Calendar year incurred total		$13	$7	$1	$8	$29

Cincinnati Financial Corporation First-Quarter 2023 10-Q

The following table includes data for losses incurred of $2 million or more per claim, net of reinsurance.

Consolidated Property Casualty Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended March 31,
	2023	2022	% Change
Current accident year losses greater than $5 million	$36	$23	57
Current accident year losses $2 million - $5 million	15	39	(62)
Large loss prior accident year reserve development	9	9	—
Total large losses incurred	60	71	(15)
Losses incurred but not reported	179	36	397
Other losses excluding catastrophe losses	641	651	(2)
Catastrophe losses	227	24	nm
Total losses incurred	$1,107	$782	42

Ratios as a percent of earned premiums:			Pt. Change
Current accident year losses greater than $5 million	1.9%	1.4%	0.5
Current accident year losses $2 million - $5 million	0.8	2.4	(1.6)
Large loss prior accident year reserve development	0.5	0.6	(0.1)
Total large loss ratio	3.2	4.4	(1.2)
Losses incurred but not reported	9.7	2.2	7.5
Other losses excluding catastrophe losses	34.9	40.2	(5.3)
Catastrophe losses	12.3	1.5	10.8
Total loss ratio	60.1%	48.3%	11.8

We believe the inherent variability of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the variability in addition to general inflationary trends in loss costs. Our analysis continues to indicate no unexpected concentration of large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The first-quarter 2023 property casualty total large losses incurred of $60 million, net of reinsurance, was lower than the $77 million quarterly average during full-year 2022 and the $71 million experienced for the first quarter of 2022. The ratio for these large losses was 1.2 percentage points lower compared with last year's first quarter. We believe results for the three-month period largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $2 million. Losses by size are discussed in further detail in results of operations by property casualty insurance segment.
FINANCIAL RESULTS
Consolidated results reflect the operating results of each of our five segments along with the parent company, Cincinnati Re, Cincinnati Global and other activities reported as "Other." The five segments are:
•Commercial lines insurance
•Personal lines insurance
•Excess and surplus lines insurance
•Life insurance
•Investments

Cincinnati Financial Corporation First-Quarter 2023 10-Q

COMMERCIAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended March 31,
	2023	2022	% Change
Earned premiums	$1,056	$962	10
Fee revenues	1	1	0
Total revenues	1,057	963	10
Loss and loss expenses from:
Current accident year before catastrophe losses	674	588	15
Current accident year catastrophe losses	106	16	563
Prior accident years before catastrophe losses	(36)	(15)	(140)
Prior accident years catastrophe losses	4	(3)	nm
Loss and loss expenses	748	586	28
Underwriting expenses	311	301	3
Underwriting profit (loss)	$(2)	$76	nm

Ratios as a percent of earned premiums:			Pt. Change
Current accident year before catastrophe losses	63.9%	61.2%	2.7
Current accident year catastrophe losses	10.0	1.7	8.3
Prior accident years before catastrophe losses	(3.4)	(1.6)	(1.8)
Prior accident years catastrophe losses	0.4	(0.3)	0.7
Loss and loss expenses	70.9	61.0	9.9
Underwriting expenses	29.5	31.3	(1.8)
Combined ratio	100.4%	92.3%	8.1

Combined ratio	100.4%	92.3%	8.1
Contribution from catastrophe losses and prior years reserve development	7.0	(0.2)	7.2
Combined ratio before catastrophe losses and prior years reserve development	93.4%	92.5%	0.9

Overview
Performance highlights for the commercial lines segment include:
•Premiums – Earned premiums and net written premiums for the commercial lines segment grew during the first quarter of 2023, compared with the same period a year ago, reflecting renewal written premium growth that continued to include higher average pricing and a higher level of insured exposures. The table below analyzes the primary components of premiums. We continue to use predictive analytics tools to improve pricing precision and segmentation while leveraging our local relationships with agents through the efforts of our teams that work closely with them. We seek to maintain appropriate pricing discipline for both new and renewal business as our agents and underwriters assess account quality to make careful decisions on a policy-by-policy basis whether to write or renew a policy.
Agency renewal written premiums increased by 7% for the first three months of 2023, compared with the same period of 2022, including price increases. During the first quarter of 2023, our overall standard commercial lines policies averaged estimated renewal price increases at percentages near the high end of the mid-single-digit range. We continue to segment commercial lines policies, emphasizing identification and retention of those we believe have relatively stronger pricing. Conversely, we have been seeking stricter renewal terms and conditions on policies we believe have relatively weaker pricing, thus retaining fewer of those policies. We measure average changes in commercial lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for the respective policies.
Our average overall commercial lines renewal pricing change includes the impact of flat pricing for certain coverages within package policies written for a three-year term that were in force but did not expire during
Cincinnati Financial Corporation First-Quarter 2023 10-Q

the period being measured. Therefore, our reported change in average commercial lines renewal pricing reflects a blend of three-year policies that did not expire and other policies that did expire during the measurement period. For commercial lines policies that did expire and were then renewed during the first quarter of 2023, we estimate that our average percentage price increases were in the high-single-digit range for commercial property and commercial auto and near the high end of the mid-single-digit range for commercial casualty. The estimated average percentage price change for workers' compensation was a decrease in the low-single-digit range.
Our first-quarter 2023 increase for the commercial lines segment's agency renewal written premiums also included a higher level of insured exposures. Part of the insured exposure increase reflects our response to inflation effects that increase the cost of building materials to repair damaged commercial structures. We use building valuation software to automate much of that underwriting process and may also manually adjust premiums to reflect property costs.
Renewal premiums for certain policies, primarily our commercial casualty and workers' compensation lines of business, include the results of policy audits that adjust initial premium amounts based on differences between estimated and actual sales or payroll related to a specific policy. Audits completed during the first three months of 2023 contributed $35 million to net written premiums, compared with $21 million for the same period of 2022.
New business written premiums for commercial lines decreased $22 million during the first three months of 2023, compared with the same period of 2022. Trend analysis for year-over-year comparisons of individual quarters is more difficult to assess for commercial lines new business written premiums, due to inherent variability. That variability is often driven by larger policies with annual premiums greater than $100,000.
Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. For our commercial lines insurance segment, an increase in ceded premiums reduced net written premiums by $7 million for the first three months of 2023, compared with the same period of 2022.

Commercial Lines Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2023	2022	% Change
Agency renewal written premiums	$1,041	$970	7
Agency new business written premiums	134	156	(14)
Other written premiums	(34)	(30)	(13)
Net written premiums	1,141	1,096	4
Unearned premium change	(85)	(134)	37
Earned premiums	$1,056	$962	10

•Combined ratio – The first-quarter 2023 commercial lines combined ratio increased by 8.1 percentage points, compared with the first quarter of 2022, including an increase of 9.0 points in losses from catastrophes. The first-quarter combined ratio also increased 2.7 points from current accident year loss and loss expenses before catastrophe losses, including an increase of 11.1 points in the IBNR portion and a decrease of 8.4 points for the case incurred portion. Underwriting results also included a higher level of favorable reserve development on prior accident years and favorable effects from the underwriting expense ratio, as discussed below. The current accident year ratios were measured as of March 31 of the respective years and included a first-quarter 2023 decrease of 1.6 percentage points in the ratio for large losses of $2 million or more per claim, discussed below.
When estimating the ultimate cost of total loss and loss expenses, we consider many factors, including trends for inflation, historical paid and reported losses, large loss activity and other data or information for the industry or our company. Elevated inflation was a driver of higher losses and loss expenses as costs have increased significantly to repair damaged business property or autos that we insure, in addition to higher losses for liability coverages for some of our lines of business. Due to increased uncertainty regarding ultimate losses, we intend to remain prudent in reserving for estimated ultimate losses until longer-term loss cost trends become more clear.
Commercial umbrella coverages, part of our commercial casualty line of business that help protect businesses against liability from occurrences such as accidents or injuries, contributed approximately 1 percentage point of the commercial lines segment three-month 2023 ratio for loss and loss expenses increase of 9.9% shown in the table above. For the first three months of 2023, incurred losses and loss expenses for commercial umbrella
Cincinnati Financial Corporation First-Quarter 2023 10-Q

coverages of $89 million increased $19 million or 27%, compared with the same period of 2022, including an increase of $15 million or 33% for the IBNR portion, while earned premiums of $127 million rose 10%. The first-quarter 2023 estimated combined ratio for commercial umbrella was 98%, compared with an estimated 90% for first-quarter 2022.
Commercial umbrella paid loss experience is inherently variable. The profile of coverage limits for policies in force at the end of 2022 included 43% with $1 million of coverage per policy, 91% with $5 million or less and 99% with $10 million or less of coverage. Our commercial umbrella insurance coverages have a strong record of profitability for us, including an estimated combined ratio averaging below 85% for the five years ending in 2022.
Catastrophe losses and loss expenses accounted for 10.4 percentage points of the combined ratio for the first three months of 2023, compared with 1.4 percentage points for the same period a year ago. Through 2022, the 10-year annual average for that catastrophe measure for the commercial lines segment was 5.5 percentage points, and the five-year annual average was 6.2 percentage points.
The net effect of reserve development on prior accident years during the first three months of 2023 was favorable for commercial lines overall by $32 million, compared with $18 million for the same period in 2022. For the first three months of 2023, our workers' compensation and commercial property lines of business were the main contributors to the commercial lines net favorable reserve development on prior accident years. The net favorable reserve development recognized during the first three months of 2023 for our commercial lines insurance segment was primarily for accident years 2022 and 2021 and was primarily due to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2022 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 53.
The commercial lines underwriting expense ratio decreased for the first quarter of 2023, compared with the same period a year ago. The decrease was primarily due to a decrease in profit-sharing commissions for agencies. The ratio also included ongoing expense management efforts and higher earned premiums.

Commercial Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended March 31,
	2023	2022	% Change
Current accident year losses greater than $5 million	$30	$16	88
Current accident year losses $2 million - $5 million	12	37	(68)
Large loss prior accident year reserve development	3	7	(57)
Total large losses incurred	45	60	(25)
Losses incurred but not reported	125	38	229
Other losses excluding catastrophe losses	335	362	(7)
Catastrophe losses	106	11	nm
Total losses incurred	$611	$471	30

Ratios as a percent of earned premiums:			Pt. Change
Current accident year losses greater than $5 million	2.8%	1.7%	1.1
Current accident year losses $2 million - $5 million	1.1	3.8	(2.7)
Large loss prior accident year reserve development	0.3	0.7	(0.4)
Total large loss ratio	4.2	6.2	(2.0)
Losses incurred but not reported	11.8	4.0	7.8
Other losses excluding catastrophe losses	31.9	37.5	(5.6)
Catastrophe losses	10.0	1.2	8.8
Total loss ratio	57.9%	48.9%	9.0

Cincinnati Financial Corporation First-Quarter 2023 10-Q

We continue to monitor new losses and case reserve increases greater than $2 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The first-quarter 2023 commercial lines total large losses incurred of $45 million, net of reinsurance, was lower than the quarterly average of $56 million during full-year 2022 and the $60 million of total large losses incurred for the first quarter of 2022. The decrease in commercial lines large losses for the first three months of 2023 was primarily due to our commercial property line of business. The first-quarter 2023 ratio for commercial lines total large losses was 2.0 percentage points lower than last year's first-quarter ratio. We believe results for the three-month period largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $2 million.

PERSONAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended March 31,
	2023	2022	% Change
Earned premiums	$464	$402	15
Fee revenues	1	1	0
Total revenues	465	403	15
Loss and loss expenses from:
Current accident year before catastrophe losses	277	221	25
Current accident year catastrophe losses	140	28	400
Prior accident years before catastrophe losses	(6)	(13)	54
Prior accident years catastrophe losses	(25)	(21)	(19)
Loss and loss expenses	386	215	80
Underwriting expenses	136	123	11
Underwriting profit (loss)	$(57)	$65	nm

Ratios as a percent of earned premiums:			Pt. Change
Current accident year before catastrophe losses	59.9%	55.0%	4.9
Current accident year catastrophe losses	30.1	6.9	23.2
Prior accident years before catastrophe losses	(1.3)	(3.2)	1.9
Prior accident years catastrophe losses	(5.4)	(5.2)	(0.2)
Loss and loss expenses	83.3	53.5	29.8
Underwriting expenses	29.2	30.4	(1.2)
Combined ratio	112.5%	83.9%	28.6

Combined ratio	112.5%	83.9%	28.6
Contribution from catastrophe losses and prior years reserve development	23.4	(1.5)	24.9
Combined ratio before catastrophe losses and prior years reserve development	89.1%	85.4%	3.7

Overview
Performance highlights for the personal lines segment include:
•Premiums – Personal lines earned premiums and net written premiums continued to grow during the first three months of 2023, including increased new business and renewal written premiums that included higher average pricing. Cincinnati Private ClientSM net written premiums included in the personal lines insurance segment results totaled approximately $233 million for the first quarter of 2023, compared with $176 million for the same period of 2022. Included in Cincinnati Private Client net written premiums for the respective periods were $19 million and $15 million from excess and surplus lines homeowner policies. The table below analyzes the primary components of premiums.
Agency renewal written premiums increased 17% for the first three months of 2023, reflecting rate increases in selected states, a higher level of insured exposures and other factors such as higher policy retention rates and
Cincinnati Financial Corporation First-Quarter 2023 10-Q

changes in policy deductibles or mix of business. Part of the insured exposure increase reflects our response to inflation effects that increase the cost of building materials to repair damaged homes.
We estimate that premium rates for our personal auto line of business increased at average percentages in the mid-single-digit range during the first three months of 2023. We plan to increase rates more aggressively in future quarters and we expect full-year 2023 written premiums will include an average rate increase of approximately 10% for our personal auto line of business. For our homeowner line of business, we estimate that premium rates for the first three months of 2023 increased at average percentages in the mid-single-digit range. For both our personal auto and homeowner lines of business, some individual policies experienced lower or higher rate changes based on each risk's specific characteristics and enhanced pricing precision enabled by predictive models.
Personal lines new business written premiums increased $27 million or 52% for the first quarter of 2023, compared with the same period of 2022. Approximately $13 million of the increase was from Cincinnati Private Client policies. We believe we maintained underwriting and pricing discipline in Cincinnati Private Client markets and in other personal lines markets as we expanded use of enhanced pricing precision tools.
Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. For our personal lines insurance segment, an increase in 2023 ceded premiums reduced net written premiums by $9 million for the first three months, compared with the same period of 2022.
Personal Lines Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2023	2022	% Change
Agency renewal written premiums	$388	$333	17
Agency new business written premiums	79	52	52
Other written premiums	(19)	(11)	(73)
Net written premiums	448	374	20
Unearned premium change	16	28	(43)
Earned premiums	$464	$402	15

•Combined ratio – Our personal lines combined ratio for the first quarter of 2023 increased by 28.6 percentage points, compared with first-quarter 2022, including an increase of 23.0 points in losses from catastrophes. The first-quarter 2023 combined ratio also included an increase of 4.9 percentage points from current accident year loss and loss expenses before catastrophe losses, with our personal auto and other personal lines of business each representing approximately 2 points. Those current accident year ratios were measured as of March 31 of the respective years and included a three-month decrease of 0.3 points in the ratio for large losses of $2 million or more per claim, discussed below.
When estimating the ultimate cost of total loss and loss expenses, we consider many factors, including trends in inflation, historical paid and reported losses, large loss activity and other data or information for the industry or our company. Elevated inflation was a driver of higher losses and loss expenses as costs have increased significantly to repair damaged autos or homes that we insure. Due to increased uncertainty regarding ultimate losses, we intend to remain prudent in reserving for estimated ultimate losses until longer-term loss cost trends become more clear. For example, for the first three months of 2023, personal auto incurred loss and loss expenses before catastrophe losses increased $24 million or 22%, compared with the same period of 2022, in part due to paid losses increasing $15 million or 18% while earned premiums rose 9%.
Catastrophe losses and loss expenses accounted for 24.7 percentage points of the combined ratio for the first three months of 2023, compared with 1.7 points for the same period a year ago. The 10-year annual average catastrophe loss ratio for the personal lines segment through 2022 was 10.6 percentage points, and the five-year annual average was 12.0 percentage points.
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
Cincinnati Financial Corporation First-Quarter 2023 10-Q

The net effect of reserve development on prior accident years during the first three months of 2023 was favorable for personal lines overall by $31 million, compared with $34 million of favorable development for the same period of 2022. Our homeowner line of business was the primary contributor to the personal lines net favorable reserve development for the first three months of 2023. The net favorable reserve development was primarily due to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2022 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 53.
The personal lines underwriting expense ratio decreased for the first three months of 2023, compared with the same period a year ago. The decrease was primarily due to a decrease in profit-sharing commissions for agencies. The ratios also included ongoing expense management efforts and higher earned premiums.
Personal Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended March 31,
	2023	2022	% Change
Current accident year losses greater than $5 million	$6	$7	(14)
Current accident year losses $2 million - $5 million	3	2	50
Large loss prior accident year reserve development	6	2	200
Total large losses incurred	15	11	36
Losses incurred but not reported	27	(14)	nm
Other losses excluding catastrophe losses	187	176	6
Catastrophe losses	113	6	nm
Total losses incurred	$342	$179	91

Ratios as a percent of earned premiums:			Pt. Change
Current accident year losses greater than $5 million	1.3%	1.7%	(0.4)
Current accident year losses $2 million - $5 million	0.6	0.5	0.1
Large loss prior accident year reserve development	1.4	0.5	0.9
Total large loss ratio	3.3	2.7	0.6
Losses incurred but not reported	5.9	(3.6)	9.5
Other losses excluding catastrophe losses	40.2	44.0	(3.8)
Catastrophe losses	24.3	1.4	22.9
Total loss ratio	73.7%	44.5%	29.2

We continue to monitor new losses and case reserve increases greater than $2 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the first quarter of 2023, the personal lines total large loss ratio, net of reinsurance, was 0.6 percentage points higher than last year's first quarter. The increase in personal lines large losses for the first three months of 2023 occurred primarily for umbrella coverage in our other personal line of business. We believe results for the three-month period largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $2 million.

Cincinnati Financial Corporation First-Quarter 2023 10-Q

EXCESS AND SURPLUS LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended March 31,
	2023	2022	% Change
Earned premiums	$127	$112	13
Fee revenues	—	1	(100)
Total revenues	127	113	12

Loss and loss expenses from:
Current accident year before catastrophe losses	88	70	26
Current accident year catastrophe losses	2	1	100
Prior accident years before catastrophe losses	(8)	(5)	(60)
Prior accident years catastrophe losses	(1)	—	nm
Loss and loss expenses	81	66	23
Underwriting expenses	33	31	6
Underwriting profit	$13	$16	(19)

Ratios as a percent of earned premiums:			Pt. Change
Current accident year before catastrophe losses	69.2%	61.8%	7.4
Current accident year catastrophe losses	1.5	1.5	0.0
Prior accident years before catastrophe losses	(6.2)	(4.6)	(1.6)
Prior accident years catastrophe losses	(0.3)	(0.4)	0.1
Loss and loss expenses	64.2	58.3	5.9
Underwriting expenses	25.7	27.6	(1.9)
Combined ratio	89.9%	85.9%	4.0

Combined ratio	89.9%	85.9%	4.0
Contribution from catastrophe losses and prior years reserve development	(5.0)	(3.5)	(1.5)
Combined ratio before catastrophe losses and prior years reserve development	94.9%	89.4%	5.5

Overview
Performance highlights for the excess and surplus lines segment include:
•Premiums – Excess and surplus lines net written premiums continued to grow during the first three months of 2023, compared with the same period a year ago, primarily due to an increase in agency renewal written premiums. Renewal written premiums rose 13% for the three months ended March 31, 2023, compared with the same period of 2022, largely due to higher renewal pricing. For the first three months of 2023, excess and surplus lines policy renewals experienced estimated average price increases at percentages in the high-single-digit range. We measure average changes in excess and surplus lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies.
New business written premiums produced by agencies increased by 6% for the first three months of 2023 compared with the same period of 2022, as we continued to carefully underwrite each policy in a highly competitive market. Some of what we report as new business came from accounts that were not new to our agents. We believe our agents' seasoned accounts tend to be priced more accurately than business that may be less familiar to them.
Cincinnati Financial Corporation First-Quarter 2023 10-Q

Excess and Surplus Lines Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2023	2022	% Change
Agency renewal written premiums	$106	$94	13
Agency new business written premiums	38	36	6
Other written premiums	(8)	(6)	(33)
Net written premiums	136	124	10
Unearned premium change	(9)	(12)	25
Earned premiums	$127	$112	13

•Combined ratio – The excess and surplus lines combined ratio increased by 4.0 percentage points for the first quarter of 2023, compared with the same period of 2022, primarily due to higher current accident year loss and loss expenses before catastrophe losses. The ratio for current accident year loss and loss expenses before catastrophe losses was 7.4 percentage points higher, compared with the 61.8% accident year 2022 ratio measured as of March 31, 2022, including an increase of 13.1 points for the IBNR portion and a decrease of 5.7 points for the case incurred portion.
Excess and surplus lines net reserve development on prior accident years, as a ratio to earned premiums, was a favorable 6.5% for the first three months of 2023, compared with 5.0% for the first three months of 2022. The $9 million of net favorable reserve development recognized during the first three months of 2023 was primarily for accident year 2022. The favorable reserve development was due primarily to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2022 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 53.

The excess and surplus lines underwriting expense ratio decreased for the first three months of 2023, compared with the same period of 2022, largely due to ongoing expense management efforts and premium growth outpacing growth in expenses.

Cincinnati Financial Corporation First-Quarter 2023 10-Q

Excess and Surplus Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended March 31,
	2023	2022	% Change
Current accident year losses greater than $5 million	$—	$—	nm
Current accident year losses $2 million - $5 million	—	—	nm
Large loss prior accident year reserve development	—	—	nm
Total large losses incurred	—	—	nm
Losses incurred but not reported	27	12	125
Other losses excluding catastrophe losses	28	36	(22)
Catastrophe losses	1	1	0
Total losses incurred	$56	$49	14

Ratios as a percent of earned premiums:			Pt. Change
Current accident year losses greater than $5 million	—%	—%	0.0
Current accident year losses $2 million - $5 million	—	—	0.0
Large loss prior accident year reserve development	(0.3)	—	(0.3)
Total large loss ratio	(0.3)	—	(0.3)
Losses incurred but not reported	21.3	10.6	10.7
Other losses excluding catastrophe losses	22.2	31.3	(9.1)
Catastrophe losses	1.1	1.1	0.0
Total loss ratio	44.3%	43.0%	1.3

We continue to monitor new losses and case reserve increases greater than $2 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the first quarter of 2023, the excess and surplus lines total ratio for large losses, net of reinsurance, was 0.3 percentage points lower than last year's first quarter. We believe results for the three-month period largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $2 million.

Cincinnati Financial Corporation First-Quarter 2023 10-Q

LIFE INSURANCE RESULTS

(Dollars in millions)	Three months ended March 31,
	2023	2022	% Change
Earned premiums	$77	$75	3
Fee revenues	2	1	100
Total revenues	79	76	4
Contract holders' benefits incurred	81	76	7
Investment interest credited to contract holders	(30)	(27)	(11)
Underwriting expenses incurred	20	20	0
Total benefits and expenses	71	69	3
Life insurance segment profit	$8	$7	14

Overview
Performance highlights for the life insurance segment include:
•Revenues – Revenues increased for the three months ended March 31, 2023, compared with the same period a year ago, driven by higher earned premiums from term life insurance, our largest life insurance product line.
Net in-force life insurance policy face amounts increased 1% to $81.057 billion at March 31, 2023, from $80.482 billion at year-end 2022.
Fixed annuity deposits received for the three months ended March 31, 2023, were $10 million, compared with $8 million for the same period of 2022. Fixed annuity deposits have a minimal impact to earned premiums because deposits received are initially recorded as liabilities. Profit is earned over time by way of interest rate spreads. We do not write variable or equity-indexed annuities.
Life Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2023	2022	% Change
Term life insurance	$56	$54	4
Whole life insurance	12	11	9
Universal life and other	9	10	(10)
Net earned premiums	$77	$75	3

•Profitability – Our life insurance segment typically reports a small profit or loss on a GAAP basis because profits from investment income spreads are included in our investment segment results. We include only investment income credited to contract holders (including interest assumed in life insurance policy reserve calculations) in our life insurance segment results. A profit of $8 million for our life insurance segment in the first three months of 2023, compared with a profit of $7 million for the same period of 2022, was primarily due to more favorable mortality experience, partially offset by less favorable impacts from the unlocking of market value discount rate assumptions associated with no-lapse guarantees.

Life insurance segment benefits and expenses consist principally of contract holders' (policyholders') benefits incurred related to traditional life and interest-sensitive products and operating expenses incurred, net of deferred acquisition costs. Total benefits increased in the first three months of 2023 due to less favorable impacts from the unlocking of market value discount rate assumptions associated with no-lapse guarantees. Life policy and investment contract reserves increased with continued growth in net in-force life insurance policy face amounts and a decrease in market value discount rates. Mortality results decreased compared with the same period of 2022, in part due to pandemic-related death claims incurred in the first three months of last year.

Underwriting expenses for the first three months of 2023 were consistent with the same period a year ago.

Cincinnati Financial Corporation First-Quarter 2023 10-Q

We recognize that assets under management, capital appreciation and investment income are integral to evaluating the success of the life insurance segment because of the long duration of life products. On a basis that includes investment income and investment gains or losses from life-insurance-related invested assets, the life insurance company reported net income of $19 million for the three months ended March 31, 2023, compared with $17 million for the three months ended March 31, 2022. The life insurance company portfolio had net after-tax investment gains of $1 million for the three months ended March 31, 2023, compared with net after-tax investment gains of less than $1 million for the three months ended March 31, 2022.

INVESTMENTS RESULTS
Overview
The investments segment contributes investment income and investment gains and losses to results of operations. Investments traditionally are our primary source of pretax and after-tax profits.
Investment Income
Pretax investment income grew 14% for the first quarter of 2023, compared with the same period of 2022. Interest income increased by $17 million for the first quarter, as net purchases of fixed-maturity securities in recent quarters and rising bond yields are working to generally offset effects of the low interest rate environment of the past several years. Although dividend rates generally are increasing more slowly, our minor asset allocation adjustments in our equity portfolio and net purchases of equity securities in recent quarters helped dividend income to grow by $1 million for the three months ended March 31, 2023.

Investments Results

(Dollars in millions)	Three months ended March 31,
	2023	2022	% Change
Total investment income, net of expenses	$210	$185	14
Investment interest credited to contract holders	(30)	(27)	(11)
Investment gains and losses, net	106	(666)	nm
Investments profit (loss), pretax	$286	$(508)	nm

We continue to consider the low interest rate environment that prevailed in recent years as well as the potential for a continuation of both elevated inflation and higher bond yields as we position our portfolio. As bonds in our generally laddered portfolio mature or are called over the near term, we will reinvest with a balanced approach, keeping in mind our long-term strategy and pursuing attractive risk-adjusted after-tax yields. The table below shows the average pretax yield-to-amortized cost associated with expected principal redemptions for our fixed-maturity portfolio. The expected principal redemptions are based on par amounts and include dated maturities, calls and prefunded municipal bonds that we expect will be called during each respective time period.

(Dollars in millions)	% Yield	Principal redemptions
At March 31, 2023
Fixed-maturity pretax yield profile:
Expected to mature during the remainder of 2023	4.00%	$559
Expected to mature during 2024	4.47	1,176
Expected to mature during 2025	4.65	1,321
Average yield and total expected maturities from the remainder of 2023 through 2025	4.46	$3,056

Cincinnati Financial Corporation First-Quarter 2023 10-Q

The table below shows the average pretax yield-to-amortized cost for fixed-maturity securities acquired during the periods indicated. The average yield for total fixed-maturity securities acquired during the first three months of 2023 was higher than the 4.22% average yield-to-amortized cost of the fixed-maturity securities portfolio at the end of 2022. Our fixed-maturity portfolio's average yield of 4.25% for the first three months of 2023, from the investment income table below, was also higher than the 4.22% yield for the year-end 2022 fixed-maturities portfolio.

	Three months ended March 31,
	2023	2022
Average pretax yield-to-amortized cost on new fixed-maturities:
Acquired taxable fixed-maturities	6.55%	3.79%
Acquired tax-exempt fixed-maturities	4.20	2.71
Average total fixed-maturities acquired	6.18	3.64

While our bond portfolio more than covers our insurance reserve liabilities, we believe our diversified common stock portfolio of mainly blue chip, dividend-paying companies represents one of our best investment opportunities for the long term. We discussed our portfolio strategies in our 2022 Annual Report on Form 10-K, Item 1, Investments Segment, Page 24, and Item 7, Investments Outlook, Page 90. We discuss risks related to our investment income and our fixed-maturity and equity investment portfolios in this quarterly report Item 3, Quantitative and Qualitative Disclosures About Market Risk.

The table below provides details about investment income. Average yields in this table are based on the average invested asset and cash amounts indicated in the table, using fixed-maturity securities valued at amortized cost and all other securities at fair value.

(Dollars in millions)	Three months ended March 31,
	2023	2022	% Change
Investment income:
Interest	$140	$123	14
Dividends	66	65	2
Other	7	1	600
Less investment expenses	3	4	(25)
Investment income, pretax	210	185	14
Less income taxes	34	29	17
Total investment income, after-tax	$176	$156	13

Investment returns:
Average invested assets plus cash and cash equivalents	$24,649	$24,677
Average yield pretax	3.41%	3.00%
Average yield after-tax	2.86	2.53
Effective tax rate	16.1	15.6

Fixed-maturity returns:
Average amortized cost	$13,171	$12,280
Average yield pretax	4.25%	4.01%
Average yield after-tax	3.52	3.33
Effective tax rate	17.3	17.0

Cincinnati Financial Corporation First-Quarter 2023 10-Q

Total Investment Gains and Losses
Investment gains and losses are recognized on the sale of investments, for certain changes in fair values of securities even though we continue to hold the securities or as otherwise required by GAAP. The change in fair value for equity securities still held are included in investment gains and losses and also in net income. The change in unrealized gains or losses for fixed-maturity securities are included as a component of other comprehensive income (OCI). Accounting requirements for the allowance for credit losses for the fixed-maturity portfolio are disclosed in our 2022 Annual Report on Form 10-K, Item 8, Note 1, Summary of Significant Accounting Policies, Page 127.

The table below summarizes total investment gains and losses, before taxes.

(Dollars in millions)	Three months ended March 31,
	2023	2022
Investment gains and losses:
Equity securities:
Investment gains and losses on securities sold, net	$(1)	$8
Unrealized gains and losses on securities still held, net	106	(683)
Subtotal	105	(675)
Fixed maturities:
Gross realized gains	1	4
Gross realized losses	(1)	(1)
Subtotal	—	3
Other	1	6
Total investment gains and losses reported in net income	106	(666)
Change in unrealized investment gains and losses:
Fixed maturities	163	(746)
Total	$269	$(1,412)

Of the 4,606 fixed-maturity securities in the portfolio, 26 securities were trading below 70% of amortized cost at March 31, 2023. Our asset impairment committee regularly monitors the portfolio, including a quarterly review of the entire portfolio for potential credit losses. We believe that if liquidity in the markets were to significantly deteriorate or economic conditions were to significantly weaken, we could experience declines in portfolio values and possibly increases in the allowance for credit losses or write-downs to fair value.

There were no fixed-maturity securities written down to fair value due to an intention to be sold and less than $1 million in changes in the allowance for credit losses for the first three months of 2023. Fixed-maturity securities written down to fair value due to an intention to be sold and changes in the allowance for credit losses were each less than $1 million for the first three months of 2022.

Cincinnati Financial Corporation First-Quarter 2023 10-Q

OTHER
We report as Other the noninvestment operations of the parent company and a noninsurance subsidiary, CFC Investment Company. We also report as Other the underwriting results of Cincinnati Re and Cincinnati Global, including earned premiums, loss and loss expenses and underwriting expenses in the table below.

Total revenues for the first three months of 2023 for our Other operations increased, compared with the same period of 2022, primarily due to earned premiums from Cincinnati Re and Cincinnati Global, with increases of $40 million and $12 million, respectively. Cincinnati Re had $150 million of earned premiums for the first three months of 2023 and generated an underwriting profit of $31 million. Cincinnati Global had $44 million of earned premiums for the first three months of 2023 and generated an underwriting profit of $5 million. Total expenses for Other increased for the first three months of 2023, primarily due to loss and loss expenses and underwriting expenses in aggregate from Cincinnati Re and Cincinnati Global.

Other profit in the table below represents profit or losses before income taxes. For the first three months of 2022, total other loss was driven by interest expense from debt of the parent company.

(Dollars in millions)	Three months ended March 31,
	2023	2022	% Change
Interest and fees on loans and leases	$2	$1	100
Earned premiums	194	142	37
Other revenues	1	1	0
Total revenues	197	144	37
Interest expense	14	13	8
Loss and loss expenses	102	89	15
Underwriting expenses	56	45	24
Operating expenses	5	4	25
Total expenses	177	151	17
Total other income (loss)	$20	$(7)	nm

TAXES
We had $43 million of income tax expense for the three months ended March 31, 2023, compared with $85 million of income tax benefit for the same period of 2022. The effective tax rate for the three months ended March 31, 2023, was 16.0% compared with 24.2% for the same period last year. The change in our effective tax rate between periods was primarily due to large changes in our net investment gains and losses included in income for the periods and changes in underwriting income.

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

Cincinnati Financial Corporation First-Quarter 2023 10-Q

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2023, shareholders' equity was $10.741 billion, compared with $10.562 billion at December 31, 2022. Total debt was $839 million at March 31, 2023, matching December 31, 2022. At March 31, 2023, cash and cash equivalents totaled $955 million, compared with $1.264 billion at December 31, 2022.

In addition to our historically positive operating cash flow to meet the needs of operations, we have the ability to slow investing activities or sell a portion of our high-quality, liquid investment portfolio if such need arises. We also have additional capacity to borrow on our revolving short-term line of credit, as described further below.

SOURCES OF LIQUIDITY

Subsidiary Dividends
Our lead insurance subsidiary declared dividends of $142 million to the parent company in the first three months of 2023, compared with $504 million for the same period of 2022. For full-year 2022, our lead insurance subsidiary paid dividends totaling $729 million to the parent company. State of Ohio regulatory requirements restrict the dividends our insurance subsidiary can pay. For full-year 2023, total dividends that our insurance subsidiary can pay to our parent company without regulatory approval are approximately $651 million.

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

For a discussion of our historic investment strategy, portfolio allocation and quality, see our 2022 Annual Report on Form 10-K, Item 1, Investments Segment, Page 24.

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

The table below shows a summary of the operating cash flow for property casualty insurance (direct method):

(Dollars in millions)	Three months ended March 31,
	2023	2022	% Change
Premiums collected	$1,842	$1,714	7
Loss and loss expenses paid	(1,046)	(890)	(18)
Commissions and other underwriting expenses paid	(710)	(711)	—
Cash flow from underwriting	86	113	(24)
Investment income received	147	128	15
Cash flow from operations	$233	$241	(3)

Collected premiums for property casualty insurance rose $128 million during the first three months of 2023, compared with the same period in 2022. Loss and loss expenses paid for the 2023 period increased $156 million. Commissions and other underwriting expenses paid remained relatively unchanged compared with 2022.

We discuss our future obligations for claims payments and for underwriting expenses in our 2022 Annual Report on Form 10-K, Item 7, Obligations, Page 96.
Cincinnati Financial Corporation First-Quarter 2023 10-Q

Capital Resources
At March 31, 2023, our debt-to-total-capital ratio was 7.2%, considerably below our 35% covenant threshold, with $789 million in long-term debt and $50 million in borrowing on our revolving short-term line of credit. At March 31, 2022, $250 million was available for future cash management needs as part of the general provisions of the line of credit agreement, with another $300 million available as part of an accordion feature. Based on our capital requirements at March 31, 2023, we do not anticipate a material increase in debt levels exceeding the available line of credit amount during the year. As a result, we expect changes in our debt-to-total-capital ratio to continue to be largely a function of the contribution of unrealized investment gains or losses to shareholders' equity. We have an unsecured letter of credit agreement which provides a portion of the capital needed to support Cincinnati Global's obligations at Lloyd's. The amount of this unsecured letter of credit agreement was $94 million at March 31, 2023, with no amounts drawn.

On March 23, 2023, we amended our line of credit agreement to replace LIBOR with SOFR plus a credit spread adjustment.

We provide details of our three long-term notes in this quarterly report Item 1, Note 3, Fair Value Measurements. None of the notes are encumbered by rating triggers.

Four independent ratings firms award insurer financial strength ratings to our property casualty insurance companies and three firms rate our life insurance company. Those firms made no changes to our parent company debt ratings during the first three months of 2023. Our debt ratings are discussed in our 2022 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, Long-Term Debt, Page 95.

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

Contractual Obligations
We estimated our future contractual obligations as of December 31, 2022, in our 2022 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 96. There have been no material changes to our estimates of future contractual obligations since our 2022 Annual Report on Form 10-K.

Other Commitments
In addition to our contractual obligations, we have other property casualty operational commitments.
•Commissions – Commissions paid were $497 billion in the first three months of 2023. Commission payments generally track with written premiums, except for annual profit-sharing commissions typically paid during the first quarter of the year.
•Other underwriting expenses – Many of our underwriting expenses are not contractual obligations, but reflect the ongoing expenses of our business. Noncommission underwriting expenses paid were $213 million in the first three months of 2023.
There were no contributions to our qualified pension plan during the first three months of 2023.

Cincinnati Financial Corporation First-Quarter 2023 10-Q

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

Uses of Capital
Uses of cash to enhance shareholder return include dividends to shareholders and shares acquired under our repurchase program. In January 2023, the board of directors declared regular quarterly cash dividends of 75 cents per share for an indicated annual rate of $3.00 per share. During the first three months of 2023, we used $106 million to pay cash dividends to shareholders.

PROPERTY CASUALTY INSURANCE LOSS AND LOSS EXPENSE RESERVES
For the business lines in the commercial and personal lines insurance segments, and in total for the excess and surplus lines insurance segment and other property casualty insurance operations, the following table details gross reserves among case, IBNR (incurred but not reported) and loss expense reserves, net of salvage and subrogation reserves. Reserving practices are discussed in our 2022 Annual Report on Form 10-K, Item 7, Property Casualty Loss and Loss Expense Obligations and Reserves, Page 97.

Total gross reserves at March 31, 2023, increased $290 million compared with December 31, 2022. Case loss reserves increased by $88 million, IBNR loss reserves increased by $145 million and loss expense reserves increased by $57 million. The total gross increase was primarily due to our commercial casualty, commercial property and homeowner lines of business and also our excess and surplus lines insurance segment.

Cincinnati Financial Corporation First-Quarter 2023 10-Q

Property Casualty Gross Reserves

(Dollars in millions)	Loss reserves		Loss expense reserves	Total gross reserves
	Case reserves	IBNR reserves			Percent of total
At March 31, 2023
Commercial lines insurance:
Commercial casualty	$1,117	$1,046	$746	$2,909	33.7%
Commercial property	427	191	69	687	8.0
Commercial auto	430	282	138	850	9.9
Workers' compensation	449	517	90	1,056	12.2
Other commercial	99	18	131	248	2.9
Subtotal	2,522	2,054	1,174	5,750	66.7
Personal lines insurance:
Personal auto	215	79	68	362	4.2
Homeowner	227	148	49	424	4.9
Other personal	91	97	5	193	2.3
Subtotal	533	324	122	979	11.4
Excess and surplus lines	306	282	208	796	9.2
Cincinnati Re	148	686	6	840	9.7
Cincinnati Global	155	103	3	261	3.0
Total	$3,664	$3,449	$1,513	$8,626	100.0%
At December 31, 2022
Commercial lines insurance:
Commercial casualty	$1,163	$938	$722	$2,823	33.9%
Commercial property	301	256	71	628	7.5
Commercial auto	449	258	131	838	10.1
Workers' compensation	434	521	85	1,040	12.4
Other commercial	98	16	125	239	2.9
Subtotal	2,445	1,989	1,134	5,568	66.8
Personal lines insurance:
Personal auto	222	64	64	350	4.2
Homeowner	189	138	49	376	4.5
Other personal	99	86	5	190	2.3
Subtotal	510	288	118	916	11.0
Excess and surplus lines	302	256	195	753	9.0
Cincinnati Re	156	639	6	801	9.6
Cincinnati Global	163	132	3	298	3.6
Total	$3,576	$3,304	$1,456	$8,336	100.0%

LIFE POLICY AND INVESTMENT CONTRACT RESERVES
Gross life policy and investment contract reserves were $3.059 billion at March 31, 2023, compared with $3.015 billion at year-end 2022, reflecting continued growth in life insurance policies in force and a decrease in market value discount rates. We discussed our life insurance reserving practices in our 2022 Annual Report on Form 10-K, Item 7, Life Insurance Policyholder Obligations and Reserves, Page 103, and updated that disclosure in this quarterly report Item 1, Note 1, Accounting Policies.
Cincinnati Financial Corporation First-Quarter 2023 10-Q

OTHER MATTERS

SIGNIFICANT ACCOUNTING POLICIES
Our significant accounting policies are discussed in our 2022 Annual Report on Form 10-K, Item 8, Note 1, Summary of Significant Accounting Policies, Page 127, and updated in this quarterly report Item 1, Note 1, Accounting Policies.

In conjunction with those discussions, in the Management's Discussion and Analysis in the 2022 Annual Report on Form 10-K, management reviewed the estimates and assumptions used to develop reported amounts related to the most significant policies. Management discussed the development and selection of those accounting estimates with the audit committee of the board of directors.

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

Our view of potential risks and our sensitivity to such risks is discussed in our 2022 Annual Report on Form 10-K, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, Page 112.

The fair value of our investment portfolio was $22.645 billion at March 31, 2023, up $672 million from year-end 2022, including a $546 million increase in the fixed-maturity portfolio and a $126 million increase in the equity portfolio.

(Dollars in millions)	At March 31, 2023				At December 31, 2022
	Cost or amortized cost	Percent of total	Fair value	Percent of total	Cost or amortized cost	Percent of total	Fair value	Percent of total
Taxable fixed maturities	$9,367	53.0%	$8,749	38.6%	$9,020	52.2%	$8,299	37.8%
Tax-exempt fixed maturities	3,995	22.6	3,929	17.4	3,959	22.9	3,833	17.4
Common equities	3,862	21.9	9,589	42.3	3,851	22.3	9,454	43.0
Nonredeemable preferred equities	449	2.5	378	1.7	443	2.6	387	1.8
Total	$17,673	100.0%	$22,645	100.0%	$17,273	100.0%	$21,973	100.0%

At March 31, 2023, substantially all of our consolidated investment portfolio, measured at fair value, is classified as Level 1 or Level 2. See Item 1, Note 3, Fair Value Measurements, for additional discussion of our valuation techniques.

In addition to our investment portfolio, the total investments amount reported in our condensed consolidated balance sheets includes Other invested assets. Other invested assets included $352 million of private equity investments, $60 million of real estate through direct property ownership and development projects in the United States, $36 million in Lloyd's deposits and $30 million of life policy loans at March 31, 2023.
Cincinnati Financial Corporation First-Quarter 2023 10-Q

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

In the first three months of 2023, the increase in fair value of our fixed-maturity portfolio reflected net purchases of securities and a decrease in net unrealized losses, primarily due to a decrease in U.S. Treasury yields that was partially offset by a widening of corporate credit spreads. At March 31, 2023, our fixed-maturity portfolio with an average rating of A2/A was valued at 94.9% of its amortized cost, compared with 93.5% at December 31, 2022.

At March 31, 2023, our investment-grade and noninvestment-grade fixed-maturity securities represented 80.4% and 4.1% of the portfolio, respectively. The remaining 15.5% represented fixed-maturity securities that were not rated by Moody's or S&P Global Ratings.

Attributes of the fixed-maturity portfolio include:

	At March 31, 2023		At December 31, 2022
Weighted average yield-to-amortized cost	4.39%		4.22%
Weighted average maturity	7.6	yrs	7.4	yrs
Effective duration	4.6	yrs	4.7	yrs

We discuss maturities of our fixed-maturity portfolio in our 2022 Annual Report on Form 10-K, Item 8, Note 2, Investments, Page 134, and in this quarterly report Item 2, Investments Results.
Cincinnati Financial Corporation First-Quarter 2023 10-Q

TAXABLE FIXED MATURITIES
Our taxable fixed-maturity portfolio, with a fair value of $8.749 billion at March 31, 2023, included:

(Dollars in millions)	At March 31, 2023	At December 31, 2022
Investment-grade corporate	$6,579	$6,369
States, municipalities and political subdivisions	820	789
Noninvestment-grade corporate	512	500
Government-sponsored enterprises	387	183
Commercial mortgage-backed	225	234
United States government	195	191
Foreign government	31	33
Total	$8,749	$8,299

Our strategy is to buy, and typically hold, fixed-maturity investments to maturity, but we monitor credit profiles and fair value movements when determining holding periods for individual securities. With the exception of United States agency issues that include government-sponsored enterprises, no individual issuer's securities accounted for more than 1.3% of the taxable fixed-maturity portfolio at March 31, 2023. Our investment-grade corporate bonds had an average rating of Baa1 by Moody's or BBB by S&P Global Ratings and represented 75.2% of the taxable fixed-maturity portfolio's fair value at March 31, 2023, compared with 76.7% at year-end 2022.

The heaviest concentration in our investment-grade corporate bond portfolio, based on fair value at
March 31, 2023, was the financial sector. It represented 42.2% of our investment-grade corporate bond portfolio, compared with 42.7% at year-end 2022. The energy sector represented 11.1% and was 10.8% at year-end 2022. No other sector exceeded 10% of our investment-grade corporate bond portfolio.

As discussed in our 2022 Annual Report on Form 10-K, Item 1A, Risk Factors, Page 32, investments in the financial sector include various risks. See risk factors entitled “Financial disruption or a prolonged economic downturn could materially and adversely affect our investment performance” and “Our ability to achieve our performance objectives could be affected by changes in the financial, credit and capital markets or the general economy”.

Our taxable fixed-maturity portfolio at March 31, 2023, included $225 million of commercial mortgage-backed securities with an average rating of Aa2/AA-.
TAX-EXEMPT FIXED MATURITIES
At March 31, 2023, we had $3.929 billion of tax-exempt fixed-maturity securities with an average rating of Aa2/AA by Moody's and S&P Global Ratings. We traditionally have purchased municipal bonds focusing on general obligation and essential services issues, such as water, waste disposal or others. The portfolio is well diversified among approximately 1,700 municipal bond issuers. No single municipal issuer accounted for more than 0.6% of the tax-exempt fixed-maturity portfolio at March 31, 2023.

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

Cincinnati Financial Corporation First-Quarter 2023 10-Q

The table below summarizes the effect of hypothetical changes in interest rates on the fair value of the fixed-maturity portfolio:

(Dollars in millions)	Effect from interest rate change in basis points
	-200	-100	—	100	200
At March 31, 2023	$13,866	$13,268	$12,678	$12,082	$11,485
At December 31, 2022	$13,300	$12,714	$12,132	$11,548	$10,974

The effective duration of the fixed-maturity portfolio as of March 31, 2023, was 4.6 years, down from 4.7 years at year-end 2022. The above table is a theoretical presentation showing that an instantaneous, parallel shift in the yield curve of 100 basis points could produce an approximately 4.7% change in the fair value of the fixed-maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value are to changes in the general level of interest rates, exclusive of call features. The fair values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.

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

EQUITY INVESTMENTS
Our equity investments, with a fair value totaling $9.967 billion at March 31, 2023, included $9.589 billion of common stock securities of companies generally with strong indications of paying and growing their dividends. Other criteria we evaluate include increasing sales and earnings, proven management and a favorable outlook. We believe our equity investment style is an appropriate long-term strategy. While our long-term financial position would be affected by prolonged changes in the market valuation of our investments, we believe our strong surplus position and cash flow provide a cushion against short-term fluctuations in valuation. Continued payment of cash dividends by the issuers of our common equity holdings can provide a floor to their valuation.

The table below summarizes the effect of hypothetical changes in market prices on fair value of our equity portfolio.

(Dollars in millions)	Effect from market price change in percent
	-30%	-20%	-10%	—	10%	20%	30%
At March 31, 2023	$6,977	$7,974	$8,970	$9,967	$10,964	$11,960	$12,957
At December 31, 2022	$6,889	$7,873	$8,857	$9,841	$10,825	$11,809	$12,793

At March 31, 2023, Apple Inc. (Nasdaq:AAPL) was our largest single common stock holding with a fair value of $758 million, or 7.9% of our publicly traded common stock portfolio and 3.3% of the total investment portfolio. Forty-one holdings among nine different sectors each had a fair value greater than $100 million.

Cincinnati Financial Corporation First-Quarter 2023 10-Q

Common Stock Portfolio Industry Sector Distribution

	Percent of common stock portfolio
	At March 31, 2023		At December 31, 2022
	Cincinnati Financial	S&P 500 Industry Weightings	Cincinnati Financial	S&P 500 Industry Weightings
Sector:
Information technology	29.3%	26.1%	26.5%	25.7%
Healthcare	13.1	14.2	15.0	15.8
Financial	12.6	12.9	13.6	11.7
Industrials	12.6	8.7	11.9	8.7
Consumer staples	8.7	7.2	8.8	7.2
Consumer discretionary	7.3	10.1	7.7	9.8
Energy	4.9	4.6	5.0	5.2
Materials	4.8	2.6	5.0	2.7
Utilities	2.9	2.9	2.9	3.2
Real estate	2.4	2.6	2.3	2.7
Telecomm services	1.4	8.1	1.3	7.3
Total	100.0%	100.0%	100.0%	100.0%

UNREALIZED INVESTMENT GAINS AND LOSSES
At March 31, 2023, unrealized investment gains before taxes for the fixed-maturity portfolio totaled $92 million and unrealized investment losses amounted to $776 million before taxes.

The $684 million net unrealized loss position in our fixed-maturity portfolio at March 31, 2023, decreased in the first three months of 2023, primarily due to a decrease in U.S. Treasury yields that was partially offset by a widening of corporate credit spreads. The net loss position for our current fixed-maturity holdings will naturally decline over time as individual securities approach maturity. In addition, changes in interest rates can cause rapid, significant changes in fair values of fixed-maturity securities and the net loss position, as discussed in Quantitative and Qualitative Disclosures About Market Risk.

For federal income tax purposes, taxes on gains from appreciated investments generally are not due until securities are sold. We believe that the appreciated value of equity securities, compared with the cost of securities that is generally used as a tax basis, is a useful measure to help evaluate how fair value can change over time. On this basis, the net unrealized investment gains at March 31, 2023, consisted of a net gain position in our equity portfolio of $5.656 billion. Events or factors such as economic growth or recession can affect the fair value and unrealized investment gains of our equity securities. The five largest holdings in our common stock portfolio were Apple, Microsoft (Nasdaq:MSFT), Broadcom Inc. (Nasdaq:AVGO), UnitedHealth Group Inc. (NYSE:UNH), and AbbVie Inc. (NYSE:ABBV), which had a combined fair value of $2.411 billion.

Unrealized Investment Losses
We expect the number of fixed-maturity securities trading below amortized cost to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, amortized costs for some securities are revised through write-downs recognized in prior periods. At March 31, 2023, 2,900 of the 4,606 fixed-maturity securities we owned had fair values below amortized cost, compared with 3,272 of the 4,521 securities we owned at year-end 2022. The 2,900 holdings with fair values below amortized cost at March 31, 2023, represented 39.9% of the fair value of our fixed-maturity investment portfolio and $776 million in unrealized losses.
•1,905 of the 2,900 holdings had fair value between 90% and 100% of amortized cost at March 31, 2023. These primarily consist of securities whose current valuation is largely the result of interest rate factors. The fair value of these 1,905 securities was $6.595 billion, and they accounted for $240 million in unrealized losses.
•969 of the 2,900 fixed-maturity holdings had fair value between 70% and 90% of amortized cost at
March 31, 2023. We believe the 969 fixed-maturity securities will continue to pay interest and ultimately pay
Cincinnati Financial Corporation First-Quarter 2023 10-Q

principal upon maturity. The issuers of these 969 securities have strong cash flow to service their debt and meet their contractual obligation to make principal payments. The fair value of these securities was $2.394 billion, and they accounted for $511 million in unrealized losses.
•26 of the 2,900 fixed-maturity holdings had fair value below 70% of amortized cost at March 31, 2023. We believe these fixed-maturity securities will continue to pay interest and ultimately pay principal upon maturity. The fair value of these securities was $49 million, and they accounted for $25 million in unrealized losses.

The table below reviews fair values and unrealized losses by investment category and by the overall duration of the securities' continuous unrealized loss position.

(Dollars in millions)	Less than 12 months		12 months or more		Total
At March 31, 2023	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed-maturity securities:
Corporate	$3,910	$158	$2,273	$368	$6,183	$526
States, municipalities and political subdivisions	1,287	48	890	178	2,177	226
Government-sponsored enterprises	263	3	7	1	270	4
Commercial mortgage-backed	107	5	116	11	223	16
United States government	121	1	52	3	173	4
Foreign government	10	—	2	—	12	—
Total	$5,698	$215	$3,340	$561	$9,038	$776
At December 31, 2022
Fixed-maturity securities:
Corporate	$5,651	$412	$661	$168	$6,312	$580
States, municipalities and political subdivisions	2,600	274	77	29	2,677	303
Government-sponsored enterprises	123	3	3	—	126	3
Commercial mortgage-backed	215	13	14	3	229	16
United States government	146	3	41	2	187	5
Foreign government	25	1	4	—	29	1
Total	$8,760	$706	$800	$202	$9,560	$908

At March 31, 2023, applying our invested asset impairment policy, we determined that the total of $776 million, for securities in an unrealized loss position in the table above, was not the result of a credit loss.

During the first three months of 2023, no fixed-maturity securities were written down to fair value, due to an intention to be sold. Changes in allowance for credit losses were less than $1 million during the first three months of 2023. During the first three months of 2022, one security was written down to fair value due to an intention to be sold, resulting in less than $1 million of noncash charges, in addition to less than $1 million in changes in allowance for credit losses.

During the full year of 2022, we wrote down three securities and recorded $5 million in impairment charges. At December 31, 2022, 3,272 fixed-maturity securities with a total unrealized loss of $908 million were in an unrealized loss position. Of that total, 49 fixed-maturity securities had fair values below 70% of amortized cost.

Cincinnati Financial Corporation First-Quarter 2023 10-Q

The following table summarizes the investment portfolio by severity of decline:

(Dollars in millions)	Number of issues	Amortized cost	Fair value	Gross unrealized gain (loss)	Gross investment income
At March 31, 2023
Taxable fixed maturities:
Fair valued below 70% of amortized cost	19	$57	$38	$(19)	$1
Fair valued at 70% to less than 100% of amortized cost	1,935	8,215	7,563	(652)	90
Fair valued at 100% and above of amortized cost	306	1,095	1,148	53	16
Investment income on securities sold in current year	—	—	—	—	1
Total	2,260	9,367	8,749	(618)	108
Tax-exempt fixed maturities:
Fair valued below 70% of amortized cost	7	17	11	(6)	—
Fair valued at 70% to less than 100% of amortized cost	939	1,525	1,426	(99)	11
Fair valued at 100% and above of amortized cost	1,400	2,453	2,492	39	21
Investment income on securities sold in current year	—	—	—	—	—
Total	2,346	3,995	3,929	(66)	32
Fixed-maturities summary:
Fair valued below 70% of amortized cost	26	74	49	(25)	1
Fair valued at 70% to less than 100% of amortized cost	2,874	9,740	8,989	(751)	101
Fair valued at 100% and above of amortized cost	1,706	3,548	3,640	92	37
Investment income on securities sold in current year	—	—	—	—	1
Total	4,606	$13,362	$12,678	$(684)	$140

At December 31, 2022
Fixed-maturities summary:
Fair valued below 70% of amortized cost	49	$91	$61	$(30)	$3
Fair valued at 70% to less than 100% of amortized cost	3,223	10,377	9,499	(878)	392
Fair valued at 100% and above of amortized cost	1,249	2,511	2,572	61	92
Investment income on securities sold in current year	—	—	—	—	23
Total	4,521	$12,979	$12,132	$(847)	$510

See our 2022 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Asset Impairment, Page 58.

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures – The company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)).

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company's management, with the participation of the company's chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of March 31, 2023. Based upon that evaluation, the company's chief executive officer and chief financial officer concluded that the design and operation of the company's disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure:
•that information required to be disclosed in the company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and
Cincinnati Financial Corporation First-Quarter 2023 10-Q

•that such information is accumulated and communicated to the company's management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting – During the three months ended March 31, 2023, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Cincinnati Financial Corporation First-Quarter 2023 10-Q

Part II – Other Information
Item 1.    Legal Proceedings
Neither the company nor any of our subsidiaries are involved in any litigation believed to be material other than ordinary, routine litigation incidental to the nature of our business.
Item 1A.    Risk Factors
Our risk factors have not changed materially since they were described in our 2022 Annual Report on Form 10-K filed February 23, 2023. Investors should not interpret the disclosure of a risk to imply that the risk has not already materialized.

Cincinnati Financial Corporation First-Quarter 2023 10-Q

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any of our shares that were not registered under the Securities Act during the first three months of 2023. Our repurchase program does not have an expiration date. On January 26, 2018, an additional 15 million shares were authorized, which expanded our current repurchase program. We have 7,124,911 shares available for purchase under our programs at March 31, 2023.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1-31, 2023	—	—	—	7,326,785
February 1-28, 2023	201,874	$123.84	201,874	7,124,911
March 1-31, 2023	—	—	—	7,124,911
Totals	201,874	123.84	201,874

Cincinnati Financial Corporation First-Quarter 2023 10-Q

Item 6.    Exhibits

Exhibit No.	Exhibit Description
3.1
Amended and Restated Articles of Incorporation of Cincinnati Financial Corporation (incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, Exhibit 3.1)

3.2
Amended and Restated Code of Regulations of Cincinnati Financial Corporation, as of May 5, 2018 (incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, Exhibit 3.2)

10.1
Fifth Amendment of the Amended and Restated Credit Agreement by and among Cincinnati Financial Corporation, CFC Investment Company, PNC Bank, N.A., as Administrative Agent, PNC Capital Markets, LLC, as Sole Bookrunner and Joint Lead Arranger, Fifth Third Bank, N.A. as Joint Lead Arranger and Syndication Agent, The Huntington National Bank and U.S. Bank, N.A. as Documentation Agents, dated March 23, 2023 (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated March 23, 2023

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

Cincinnati Financial Corporation First-Quarter 2023 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINCINNATI FINANCIAL CORPORATION
Date: April 27, 2023

/S/ Michael J. Sewell
Michael J. Sewell, CPA
Chief Financial Officer, Executive Vice President and Treasurer
(Principal Accounting Officer)
Cincinnati Financial Corporation First-Quarter 2023 10-Q