Form 10-Q
period 2023-06-30
CINCINNATI FINANCIAL CORP
filed 2023-07-27
CIK 20286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
 (Mark one)
☑       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2023.
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
☐Yes ☑ No
As of July 21, 2023, there were 156,856,162 shares of common stock outstanding.

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED June 30, 2023

Cincinnati Financial Corporation Second-Quarter 2023 10-Q

Part I – Financial Information
Item 1.    Financial Statements (unaudited)

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

(Dollars in millions, except per share data)	June 30,	December 31,
	2023	2022
Assets
Investments
Fixed maturities, at fair value (amortized cost: 2023—$13,708; 2022—$12,979)	$12,870	$12,132
Equity securities, at fair value (cost: 2023—$4,382; 2022—$4,294)	10,502	9,841
Other invested assets	507	452
Total investments	23,879	22,425
Cash and cash equivalents	748	1,264
Investment income receivable	163	160
Finance receivable	98	92
Premiums receivable	2,749	2,322
Reinsurance recoverable	694	665
Prepaid reinsurance premiums	95	51
Deferred policy acquisition costs	1,109	1,013
Land, building and equipment, net, for company use (accumulated depreciation: 2023—$329; 2022—$322)	198	202
Other assets	708	646
Separate accounts	911	892
Total assets	$31,352	$29,732

Liabilities
Insurance reserves
Loss and loss expense reserves	$8,873	$8,400
Life policy and investment contract reserves	3,038	3,015
Unearned premiums	4,222	3,689
Other liabilities	1,253	1,229
Deferred income tax	1,158	1,054
Note payable	25	50
Long-term debt and lease obligations	842	841
Separate accounts	911	892
Total liabilities	20,322	19,170

Commitments and contingent liabilities (Note 12)

Shareholders' Equity
Common stock, par value—$2 per share; (authorized: 2023 and 2022—500 million shares; issued: 2023 and 2022—198.3 million shares)	397	397
Paid-in capital	1,410	1,392
Retained earnings	12,235	11,711
Accumulated other comprehensive income	(626)	(614)
Treasury stock at cost (2023—41.5 million shares and 2022—41.2 million shares)	(2,386)	(2,324)
Total shareholders' equity	11,030	10,562
Total liabilities and shareholders' equity	$31,352	$29,732

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation Second-Quarter 2023 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Income

(Dollars in millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenues
Earned premiums	$1,943	$1,773	$3,861	$3,466
Investment income, net of expenses	220	195	430	380
Investment gains and losses, net	434	(1,154)	540	(1,820)
Fee revenues	6	3	10	7
Other revenues	2	3	5	5
Total revenues	2,605	820	4,846	2,038
Benefits and Expenses
Insurance losses and contract holders' benefits	1,340	1,322	2,738	2,354
Underwriting, acquisition and insurance expenses	579	533	1,135	1,053
Interest expense	13	13	27	26
Other operating expenses	7	5	12	9
Total benefits and expenses	1,939	1,873	3,912	3,442
Income (Loss) Before Income Taxes	666	(1,053)	934	(1,404)
Provision (Benefit) for Income Taxes
Current	51	30	67	71
Deferred	81	(265)	108	(391)
Total provision (benefit) for income taxes	132	(235)	175	(320)
Net Income (Loss)	$534	$(818)	$759	$(1,084)
Per Common Share
Net income (loss)—basic	$3.40	$(5.12)	$4.83	$(6.77)
Net income (loss)—diluted	3.38	(5.12)	4.80	(6.77)

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation Second-Quarter 2023 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net Income (Loss)	$534	$(818)	$759	$(1,084)
Other Comprehensive Income (Loss)
Change in unrealized gains and losses on investments, net of tax (benefit) of $(32), $(127), $3 and $(284), respectively	(122)	(483)	6	(1,072)
Amortization of pension actuarial loss and prior service cost, net of tax (benefit) of $(1), $0, $(2) and $0, respectively	—	—	(5)	—
Change in life policy reserves, reinsurance recoverable and other, net of tax (benefit) of $6, $38, $(3) and $79, respectively	23	143	(13)	298
Other comprehensive income (loss)	(99)	(340)	(12)	(774)
Comprehensive Income (Loss)	$435	$(1,158)	$747	$(1,858)

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Second-Quarter 2023 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Common Stock
Beginning of period	$397	$397	$397	$397
Share-based awards	—	—	—	—
End of period	397	397	397	397

Paid-In Capital
Beginning of period	1,398	1,354	1,392	1,356
Share-based awards	—	2	(6)	(12)
Share-based compensation	10	9	22	20
Other	2	2	2	3
End of period	1,410	1,367	1,410	1,367

Retained Earnings
Beginning of period	11,818	12,258	11,711	12,625
Cumulative effect of change in accounting for long-duration insurance contracts (Note 1)	—	—	—	10
Adjusted beginning of period	11,818	12,258	11,711	12,635
Net income (loss)	534	(818)	759	(1,084)
Dividends declared	(117)	(109)	(235)	(220)
End of period	12,235	11,331	12,235	11,331

Accumulated Other Comprehensive Income (Loss)
Beginning of period	(527)	(138)	(614)	648
Cumulative effect of change in accounting for long-duration insurance contracts (Note 1)	—	—	—	(352)
Adjusted beginning of period	(527)	(138)	(614)	296
Other comprehensive loss	(99)	(340)	(12)	(774)
End of period	(626)	(478)	(626)	(478)

Treasury Stock
Beginning of period	(2,345)	(1,959)	(2,324)	(1,921)
Share-based awards	—	3	7	12
Shares acquired - share repurchase authorization	(42)	(151)	(67)	(196)
Shares acquired - share-based compensation plans	—	(6)	(3)	(8)
Other	1	1	1	1
End of period	(2,386)	(2,112)	(2,386)	(2,112)

Total Shareholders' Equity	$11,030	$10,505	$11,030	$10,505

(In millions, except per common share)
Common Stock - Shares Outstanding
Beginning of period	157.2	160.3	157.1	160.3
Share-based awards	—	0.1	0.3	0.5
Shares acquired - share repurchase authorization	(0.4)	(1.2)	(0.6)	(1.6)
End of period	156.8	159.2	156.8	159.2

Dividends declared per common share	$0.75	$0.69	$1.50	$1.38

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation Second-Quarter 2023 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

(Dollars in millions)	Six months ended June 30,
	2023	2022
Cash Flows From Operating Activities
Net income (loss)	$759	$(1,084)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	74	78
Investment gains and losses, net	(526)	1,829
Interest credited to contract holders	21	23
Deferred income tax expense	108	(391)
Changes in:
Premiums and reinsurance receivable	(504)	(427)
Deferred policy acquisition costs	(96)	(130)
Other assets	(17)	(29)
Loss and loss expense reserves	473	364
Life policy and investment contract reserves	56	38
Unearned premiums	533	596
Other liabilities	(27)	(31)
Current income tax receivable/payable	(29)	(81)
Net cash provided by operating activities	825	755
Cash Flows From Investing Activities
Sale, call or maturity of fixed maturities	581	702
Sale of equity securities	4	178
Purchase of fixed maturities	(1,313)	(942)
Purchase of equity securities	(97)	(218)
Changes in finance receivables	(6)	11
Investment in building and equipment	(8)	(8)
Change in other invested assets, net	(81)	(47)
Net cash used in investing activities	(920)	(324)
Cash Flows From Financing Activities
Payment of cash dividends to shareholders	(223)	(208)
Shares acquired - share repurchase authorization	(66)	(196)
Changes in note payable	(25)	(10)
Proceeds from stock options exercised	6	6
Contract holders' funds deposited	45	34
Contract holders' funds withdrawn	(113)	(62)
Other	(45)	(36)
Net cash used in financing activities	(421)	(472)
Net change in cash and cash equivalents	(516)	(41)
Cash and cash equivalents at beginning of year	1,264	1,139
Cash and cash equivalents at end of period	$748	$1,098
Supplemental Disclosures of Cash Flow Information:
Interest paid	$27	$26
Income taxes paid	79	142
Noncash Activities
Equipment acquired under finance lease obligations	$4	$6
Share-based compensation	13	24
Other assets and other liabilities	65	180

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation Second-Quarter 2023 10-Q

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

Our June 30, 2023, condensed consolidated financial statements are unaudited. We believe that we have made all adjustments, consisting only of normal recurring accruals, that are necessary for fair presentation. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our 2022 Annual Report on Form 10-K. The results of operations for interim periods do not necessarily indicate results to be expected for the full year.

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

We adopted these ASUs on a modified retrospective basis on January 1, 2023, resulting in an after-tax increase to shareholders' equity of $31 million.

Cincinnati Financial Corporation Second-Quarter 2023 10-Q

The following table illustrates the effect of adopting ASU 2018-12 in the condensed consolidated balance sheets:

(Dollars in millions)	June 30, 2023	December 31, 2022
		As originally reported	As adjusted	Difference
Reinsurance recoverable	$694	$640	$665	$25
Prepaid reinsurance premiums	95	79	51	(28)
Deferred policy acquisition costs	1,109	1,014	1,013	(1)
Total assets	31,352	29,736	29,732	(4)
Life policy and investment contract reserves	3,038	3,059	3,015	(44)
Deferred income tax	1,158	1,045	1,054	9
Total liabilities	20,322	19,205	19,170	(35)
Retained earnings	12,235	11,702	11,711	9
Accumulated other comprehensive income	(626)	(636)	(614)	22
Total shareholders' equity	11,030	10,531	10,562	31
Total liabilities and shareholders' equity	31,352	29,736	29,732	(4)

The following table illustrates the effect of adopting ASU 2018-12 in the condensed consolidated statements of income and condensed consolidated statements of comprehensive income:

(Dollars in millions, except per share data)	Three months ended June 30,
	2023	2022
		As originally reported	As adjusted	Difference
Earned premiums	$1,943	$1,773	$1,773	$—
Insurance losses and contract holders' benefits	1,340	1,309	1,322	13
Underwriting, acquisition and insurance expenses	579	534	533	(1)
Deferred income tax expense	81	(263)	(265)	(2)
Net Income (Loss)	534	(808)	(818)	(10)
Change in life policy reserves, reinsurance recoverable and other, net of tax	23	1	143	142
Other comprehensive income (loss)	(99)	(482)	(340)	142
Comprehensive Income (Loss)	435	(1,290)	(1,158)	132
Net income (loss) per share:
Basic	$3.40	$(5.06)	$(5.12)	$(0.06)
Diluted	3.38	(5.06)	(5.12)	(0.06)

(Dollars in millions, except per share data)	Six months ended June 30,
	2023	2022
		As originally reported	As adjusted	Difference
Earned premiums	$3,861	$3,463	$3,466	$3
Insurance losses and contract holders' benefits	2,738	2,348	2,354	6
Underwriting, acquisition and insurance expenses	1,135	1,053	1,053	—
Deferred income tax expense	108	(391)	(391)	—
Net Income (Loss)	759	(1,081)	(1,084)	(3)
Change in life policy reserves, reinsurance recoverable and other, net of tax	(13)	1	298	297
Other comprehensive income (loss)	(12)	(1,071)	(774)	297
Comprehensive Income (Loss)	747	(2,152)	(1,858)	294
Net income (loss) per share:
Basic	$4.83	$(6.76)	$(6.77)	$(0.01)
Diluted	4.80	(6.76)	(6.77)	(0.01)

The adoption of ASU 2018-12 did not have a material impact on the company's condensed consolidated cash flows.
Cincinnati Financial Corporation Second-Quarter 2023 10-Q

NOTE 2 – Investments
The following table provides amortized cost, gross unrealized gains, gross unrealized losses and fair value for our fixed-maturity securities:

(Dollars in millions)	Amortized cost	Gross unrealized		Fair value
At June 30, 2023		gains	losses
Fixed-maturity securities:
Corporate	$7,719	$39	$608	$7,150
States, municipalities and political subdivisions	4,951	23	262	4,712
Government-sponsored enterprises	582	—	8	574
Commercial mortgage-backed	227	—	17	210
United States government	209	—	5	204
Foreign government	20	—	—	20
Total	$13,708	$62	$900	$12,870
At December 31, 2022
Fixed-maturity securities:
Corporate	$7,412	$37	$580	$6,869
States, municipalities and political subdivisions	4,901	24	303	4,622
Government-sponsored enterprises	186	—	3	183
Commercial mortgage-backed	250	—	16	234
United States government	196	—	5	191
Foreign government	34	—	1	33
Total	$12,979	$61	$908	$12,132

The net unrealized investment losses in our fixed-maturity portfolio at June 30, 2023, are primarily due to an increase in U.S. Treasury yields and a widening of corporate credit spreads. Our commercial mortgage-backed securities had an average rating of Aa2/AA- at June 30, 2023, and December 31, 2022.

Cincinnati Financial Corporation Second-Quarter 2023 10-Q

The table below provides fair values and gross unrealized losses by investment category and by the duration of the securities' continuous unrealized loss positions:

(Dollars in millions)	Less than 12 months		12 months or more		Total
At June 30, 2023	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed-maturity securities:
Corporate	$2,133	$94	$4,347	$514	$6,480	$608
States, municipalities and political subdivisions	1,042	11	1,897	251	2,939	262
Government-sponsored enterprises	502	6	32	2	534	8
Commercial mortgage-backed	1	—	208	17	209	17
United States government	144	2	60	3	204	5
Foreign government	15	—	—	—	15	—
Total	$3,837	$113	$6,544	$787	$10,381	$900
At December 31, 2022
Fixed-maturity securities:
Corporate	$5,651	$412	$661	$168	$6,312	$580
States, municipalities and political subdivisions	2,600	274	77	29	2,677	303
Government-sponsored enterprises	123	3	3	—	126	3
Commercial mortgage-backed	215	13	14	3	229	16
United States government	146	3	41	2	187	5
Foreign government	25	1	4	—	29	1
Total	$8,760	$706	$800	$202	$9,560	$908

Contractual maturity dates for fixed-maturities securities were:

(Dollars in millions)	Amortized cost	Fair value	% of fair value
At June 30, 2023
Maturity dates:
Due in one year or less	$772	$766	6.0%
Due after one year through five years	4,348	4,179	32.5
Due after five years through ten years	3,508	3,312	25.7
Due after ten years	5,080	4,613	35.8
Total	$13,708	$12,870	100.0%

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Cincinnati Financial Corporation Second-Quarter 2023 10-Q

The following table provides investment income and investment gains and losses, net:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Investment income:
Interest	$147	$124	$287	$247
Dividends	70	72	136	137
Other	6	2	13	3
Total	223	198	436	387
Less investment expenses	3	3	6	7
Total	$220	$195	$430	$380

Investment gains and losses, net:
Equity securities:
Investment gains and losses on securities sold, net	$—	$5	$(4)	$37
Unrealized gains and losses on securities still held, net	459	(1,175)	568	(1,882)
Subtotal	459	(1,170)	564	(1,845)
Fixed-maturity securities:
Gross realized gains	—	2	1	6
Gross realized losses	—	(2)	(1)	(3)
Write-down of impaired securities with intent to sell	(4)	—	(4)	—
Subtotal	(4)	—	(4)	3

Other	(21)	16	(20)	22
Total	$434	$(1,154)	$540	$(1,820)

The fair value of our equity portfolio was $10.502 billion and $9.841 billion at June 30, 2023, and December 31, 2022, respectively. Apple Inc. (Nasdaq:AAPL), an equity holding, was our largest single investment holding with a fair value of $892 million and $597 million, which was 8.8% and 6.3% of our publicly traded common equities portfolio and 3.8% and 2.7% of the total investment portfolio at June 30, 2023, and December 31, 2022, respectively.

The allowance for credit losses was $4 million and $1 million at June 30, 2023, and December 31, 2022, respectively. Changes in the allowance were $3 million for both the three and six months ended June 30, 2023 and less than $1 million for both the three and six months ended June 30, 2022.

There were 3,452 fixed-maturity securities with a total unrealized loss of $900 million, which were in an unrealized loss position at June 30, 2023. Of that total, 23 fixed-maturity securities had fair values below 70% of amortized cost. There were 3,272 fixed-maturity securities with a total unrealized loss of $908 million, which were in an unrealized loss position at December 31, 2022. Of that total, 49 fixed-maturity securities had fair values below 70% of amortized cost.
Cincinnati Financial Corporation Second-Quarter 2023 10-Q

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

Fair Value Disclosures for Assets
The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis at June 30, 2023, and December 31, 2022. We do not have any liabilities carried at fair value.

(Dollars in millions)	Level 1	Level 2	Level 3	Total
At June 30, 2023
Fixed maturities, available for sale:
Corporate	$—	$7,150	$—	$7,150
States, municipalities and political subdivisions	—	4,712	—	4,712
Government-sponsored enterprises	—	574	—	574
Commercial mortgage-backed	—	210	—	210
United States government	204	—	—	204
Foreign government	—	20	—	20
Subtotal	204	12,666	—	12,870
Common equities	10,124	—	—	10,124
Nonredeemable preferred equities	—	378	—	378
Separate accounts taxable fixed maturities	—	837	—	837
Top Hat savings plan mutual funds and common equity (included in Other assets)	62	—	—	62
Total	$10,390	$13,881	$—	$24,271

At December 31, 2022
Fixed maturities, available for sale:
Corporate	$—	$6,869	$—	$6,869
States, municipalities and political subdivisions	—	4,622	—	4,622
Government-sponsored enterprises	—	183	—	183
Commercial mortgage-backed	—	234	—	234
United States government	191	—	—	191
Foreign government	—	33	—	33
Subtotal	191	11,941	—	12,132
Common equities	9,454	—	—	9,454
Nonredeemable preferred equities	—	387	—	387
Separate accounts taxable fixed maturities	—	815	—	815
Top Hat savings plan mutual funds and common equity (included in Other assets)	57	—	—	57
Total	$9,702	$13,143	$—	$22,845

We also held Level 1 cash and cash equivalents of $748 million and $1.264 billion at June 30, 2023, and December 31, 2022, respectively.
Cincinnati Financial Corporation Second-Quarter 2023 10-Q

Fair Value Disclosures for Assets and Liabilities Not Carried at Fair Value
The disclosures below are presented to provide information about the effects of current market conditions on financial instruments that are not reported at fair value in our condensed consolidated financial statements.

This table summarizes the book value and principal amounts of our long-term debt:

(Dollars in millions)			Book value		Principal amount
Interest rate	Year of issue		June 30,	December 31,	June 30,	December 31,
			2023	2022	2023	2022
6.900%	1998	Senior debentures, due 2028	$27	$27	$28	$28
6.920%	2005	Senior debentures, due 2028	391	391	391	391
6.125%	2004	Senior notes, due 2034	371	371	374	374
Total			$789	$789	$793	$793

The following table shows fair values of our note payable and long-term debt:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
At June 30, 2023
Note payable	$—	$25	$—	$25
6.900% senior debentures, due 2028	—	29	—	29
6.920% senior debentures, due 2028	—	419	—	419
6.125% senior notes, due 2034	—	396	—	396
Total	$—	$869	$—	$869

At December 31, 2022
Note payable	$—	$50	$—	$50
6.900% senior debentures, due 2028	—	29	—	29
6.920% senior debentures, due 2028	—	418	—	418
6.125% senior notes, due 2034	—	388	—	388
Total	$—	$885	$—	$885

The following table shows the fair value of our life policy loans included in other invested assets and the fair values of our deferred annuities and structured settlements included in life policy and investment contract reserves:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
At June 30, 2023
Life policy loans	$—	$—	$37	$37

Deferred annuities	—	—	599	599
Structured settlements	—	141	—	141
Total	$—	$141	$599	$740

At December 31, 2022
Life policy loans	$—	$—	$37	$37

Deferred annuities	—	—	621	621
Structured settlements	—	143	—	143
Total	$—	$143	$621	$764

Cincinnati Financial Corporation Second-Quarter 2023 10-Q

Outstanding principal and interest for these life policy loans totaled $31 million at both June 30, 2023, and December 31, 2022.

Recorded reserves for the deferred annuities were $696 million and $734 million at June 30, 2023, and December 31, 2022, respectively. Recorded reserves for the structured settlements were $126 million and $129 million at June 30, 2023, and December 31, 2022, respectively.

Cincinnati Financial Corporation Second-Quarter 2023 10-Q

NOTE 4 – Property Casualty Loss and Loss Expenses
This table summarizes activity for our consolidated property casualty loss and loss expense reserves:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Gross loss and loss expense reserves, beginning of period	$8,626	$7,287	$8,336	$7,229
Less reinsurance recoverable	424	319	405	327
Net loss and loss expense reserves, beginning of period	8,202	6,968	7,931	6,902
Net incurred loss and loss expenses related to:
Current accident year	1,363	1,299	2,739	2,296
Prior accident years	(101)	(59)	(160)	(100)
Total incurred	1,262	1,240	2,579	2,196
Net paid loss and loss expenses related to:
Current accident year	502	368	689	537
Prior accident years	579	524	1,438	1,245
Total paid	1,081	892	2,127	1,782
Net loss and loss expense reserves, end of period	8,383	7,316	8,383	7,316
Plus reinsurance recoverable	424	287	424	287
Gross loss and loss expense reserves, end of period	$8,807	$7,603	$8,807	$7,603

We use actuarial methods, models and judgment to estimate, as of a financial statement date, the property casualty loss and loss expense reserves required to pay for and settle all outstanding insured claims, including incurred but not reported (IBNR) claims, as of that date. The actuarial estimate is subject to review and adjustment by an inter-departmental committee that includes actuarial, claims, underwriting, loss prevention and accounting management. This committee is familiar with relevant company and industry business, claims and underwriting trends, as well as general economic and legal trends that could affect future loss and loss expense payments. The amount we will actually have to pay for claims can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate. The reserve for loss and loss expenses in the condensed consolidated balance sheets also included $66 million at both June 30, 2023, and 2022, for certain life and health loss and loss expense reserves.

We experienced $101 million of favorable development on prior accident years, including $59 million of favorable development in commercial lines, $15 million of favorable development in personal lines and $5 million of favorable development in excess and surplus lines for the three months ended June 30, 2023. Within commercial lines, we recognized favorable reserve development of $34 million for the commercial casualty line and $11 million for the workers' compensation line due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines.

We experienced $160 million of favorable development on prior accident years, including $91 million of favorable development in commercial lines, $46 million of favorable development in personal lines and $14 million of favorable development in excess and surplus lines for the six months ended June 30, 2023. Within commercial lines, we recognized favorable reserve development of $36 million for the commercial casualty line, $26 million for the workers' compensation line and $25 million for the commercial property due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. Within personal lines, we recognized favorable reserve development of $35 million for the homeowner line and $12 million for the personal auto line.

Cincinnati Financial Corporation Second-Quarter 2023 10-Q

We experienced $59 million of favorable development on prior accident years, including $29 million of favorable development in commercial lines, $14 million of favorable development in personal lines and $1 million of favorable development in excess and surplus lines for the three months ended June 30, 2022. Within commercial lines, we recognized favorable reserve development of $18 million for the workers' compensation line and $7 million for the commercial property line due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. Within personal lines, we recognized favorable reserve development of $16 million for the homeowner line.

We experienced $100 million of favorable development on prior accident years, including $47 million of favorable development in commercial lines, $48 million of favorable development in personal lines and $6 million of favorable development in excess and surplus lines for the six months ended June 30, 2022. Within commercial lines, we recognized favorable reserve development of $27 million for the workers' compensation line and $12 million for the commercial property line due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. Within personal lines, we recognized favorable reserve development of $46 million for the homeowner line.
Cincinnati Financial Corporation Second-Quarter 2023 10-Q

NOTE 5 – Life Policy and Investment Contract Reserves
In the first quarter of 2023, we adopted ASU 2018-12 which resulted in changes to the life policy and investment contract reserves and the expansion of required disclosures. The below disclosures represent application of the updated guidance. See Note 1, Accounting Policies, for further discussion.

We establish the reserves for traditional life policies including term, whole life and other products based on certain cash flow assumptions including expected expenses, mortality, morbidity, withdrawal rates and timing of claim presentation. These assumptions are established based on our current expectations and are reviewed annually to determine any necessary updates. Assumptions are also updated on an interim basis if evidence suggests that they should be revised. We use both our own experience and industry experience, adjusted for historical trends, in arriving at our assumptions for expected mortality, morbidity and withdrawal rates. These reserves also include a discount rate assumption that is based on market value discount rates and is updated quarterly. Certain assumptions, including the mortality, lapse and long-term interest rate reversion targets, were updated in the second quarter of 2023 as part of our annual assumption unlocking. Changes in the inputs, judgments and assumptions during the period and the related measurement impact on the liability are reflected in the below tables.

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

The following table summarizes our life policy and investment contract reserves and provides a reconciliation of the balances described in the below tables to those in the condensed consolidated balance sheets:

(Dollars in millions)	June 30, 2023	December 31, 2022
Life policy reserves:
Term	$1,015	$961
Whole life	421	408
Other	95	94
Subtotal	1,531	1,463
Investment contract reserves:
Deferred annuities	696	734
Universal life	578	578
Structured settlements	126	129
Other	107	111
Subtotal	1,507	1,552
Total life policy and investment contract reserves	$3,038	$3,015

Cincinnati Financial Corporation Second-Quarter 2023 10-Q

The table below shows the ASU 2018-12 adoption impacts to the life policy and investment contract reserves as of January 1, 2021 (transition date), pretax:

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

The table below shows the ASU 2018-12 adoption impacts to the life reinsurance recoverable asset as of January 1, 2021, pretax:

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
Cincinnati Financial Corporation Second-Quarter 2023 10-Q

The balances and changes in the term and whole life policy reserves included in life policy and investment contract reserves is as follows:

(Dollars in millions)	Three months ended June 30,
	2023		2022
	Term	Whole life	Term	Whole life
Present value of expected net premiums:
Balance, beginning of period	$1,699	$217	$1,686	$226
Beginning balance at original discount rate	1,715	220	1,542	207
Effect of changes in cash flow assumptions	(5)	(6)	149	(1)
Effect of actual variances from expected experience	(9)	—	(3)	—
Adjusted beginning of period balance	1,701	214	1,688	206
Issuances	40	10	45	8
Interest accrual	17	2	17	2
Net premiums collected	(46)	(7)	(46)	(7)
Ending balance at original discount rate	1,712	219	1,704	209
Effect of changes in discount rate assumptions	(48)	(7)	19	1
Balance, end of period	1,664	212	1,723	210

Present value of expected future policy benefits:
Balance, beginning of period	2,691	644	2,745	736
Beginning balance at original discount rate	2,712	614	2,463	586
Effect of changes in cash flow assumptions	5	(10)	166	(3)
Effect of actual variances from expected experience	(11)	—	(1)	—
Adjusted beginning of period balance	2,706	604	2,628	583
Issuances	40	11	45	7
Interest accrual	30	7	28	8
Benefits paid	(39)	(7)	(38)	(8)
Ending balance at original discount rate	2,737	615	2,663	590
Effect of changes in discount rate assumptions	(75)	18	39	56
Balance, end of period	2,662	633	2,702	646

Net liability for future policy benefits:
Present value of expected future policy benefits less expected net premiums	998	421	979	436
Impact of flooring at cohort level	17	—	20	2
Net life policy reserves	1,015	421	999	438
Less reinsurance recoverable at original discount rate	(100)	(25)	(104)	(25)
Less effect of discount rate assumption changes on reinsurance recoverable	(8)	(5)	(13)	(7)
Net life policy reserves, after reinsurance recoverable	$907	$391	$882	$406

Weighted-average duration of the net life policy reserves in years	12	16	12	17

Cincinnati Financial Corporation Second-Quarter 2023 10-Q

(Dollars in millions)	Six months ended June 30,
	2023		2022
	Term	Whole life	Term	Whole life
Present value of expected net premiums:
Balance, beginning of period	$1,643	$208	$1,801	$241
Beginning balance at original discount rate	1,708	217	1,503	201
Effect of changes in cash flow assumptions	(5)	(6)	145	(1)
Effect of actual variances from expected experience	(12)	1	8	—
Adjusted beginning of period balance	1,691	212	1,656	200
Issuances	78	17	104	19
Interest accrual	35	4	32	4
Net premiums collected	(92)	(14)	(88)	(14)
Ending balance at original discount rate	1,712	219	1,704	209
Effect of changes in discount rate assumptions	(48)	(7)	19	1
Balance, end of period	1,664	212	1,723	210

Present value of expected future policy benefits:
Balance, beginning of period	2,584	614	2,993	826
Beginning balance at original discount rate	2,692	607	2,425	577
Effect of changes in cash flow assumptions	5	(10)	162	(3)
Effect of actual variances from expected experience	(13)	1	17	—
Adjusted beginning of period balance	2,684	598	2,604	574
Issuances	78	17	104	18
Interest accrual	60	15	55	15
Benefits paid	(85)	(15)	(100)	(17)
Ending balance at original discount rate	2,737	615	2,663	590
Effect of changes in discount rate assumptions	(75)	18	39	56
Balance, end of period	2,662	633	2,702	646

Net liability for future policy benefits:
Present value of expected future policy benefits less expected net premiums	998	421	979	436
Impact of flooring at cohort level	17	—	20	2
Net life policy reserves	1,015	421	999	438
Less reinsurance recoverable at original discount rate	(100)	(25)	(104)	(25)
Less effect of discount rate assumption changes on reinsurance recoverable	(8)	(5)	(13)	(7)
Net life policy reserves, after reinsurance recoverable	$907	$391	$882	$406

Weighted-average duration of the net life policy reserves in years	12	16	12	17

The total impact of flooring at cohort level in the above tables includes the effect of discount rate assumption changes of $3 million and $10 million at June 30, 2023 and 2022, respectively.

Cincinnati Financial Corporation Second-Quarter 2023 10-Q

The following table shows the amount of undiscounted and discounted expected future benefit payments and expected gross premiums for our term and whole life policies:

(Dollars in millions)	At June 30,
	2023		2022
	Undiscounted	Discounted	Undiscounted	Discounted
Term
Expected future benefit payments	$4,738	$2,662	$4,589	$2,702
Expected future gross premiums	4,345	2,583	4,378	2,690
Whole life
Expected future benefit payments	$1,610	$633	$1,517	$646
Expected future gross premiums	641	390	583	372

The following table shows the amount of revenue and interest recognized in the condensed consolidated statements of income related to our term and whole life policies:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Gross premiums
Term	$73	$71	$146	$140
Whole life	13	12	25	24
Total	$86	$83	$171	$164
Interest accretion
Term	$12	$11	$24	$23
Whole life	5	6	11	11
Total	$17	$17	$35	$34

Adverse development that resulted in an immediate charge to income due to net premiums exceeding gross premiums was immaterial for the three and six months ended June 30, 2023, and 2022.

The following table shows the weighted-average interest rate for our term and whole life products:

	At June 30,
	2023	2022
Term
Interest accretion rate	5.29%	5.16%
Current discount rate	5.11	4.20
Whole life
Interest accretion rate	5.93%	5.98%
Current discount rate	5.22	4.74

The discount rate assumption was developed by calculating forward rates from market yield curves of upper-medium grade fixed-income instruments.

Cincinnati Financial Corporation Second-Quarter 2023 10-Q

The following table shows the balances and changes in policyholders' account balances included in investment contract reserves:

(Dollars in millions)	Three months ended June 30,				Six months ended June 30,
	2023		2022		2023		2022
	Deferred annuity	Universal life	Deferred annuity	Universal life	Deferred annuity	Universal life	Deferred annuity	Universal life
Balance, beginning of period	$711	$458	$756	$456	$734	$457	$763	$454
Premiums received	15	9	5	10	25	20	11	21
Policy charges	—	(10)	—	(9)	—	(20)	—	(19)
Surrenders and withdrawals	(32)	(4)	(8)	(2)	(68)	(7)	(20)	(5)
Benefit payments	(3)	(2)	(4)	(2)	(6)	(4)	(10)	(3)
Interest credited	5	5	6	4	11	10	11	9
Balance, end of period	$696	$456	$755	$457	$696	$456	$755	$457

Weighted average crediting rate	3.41%	4.29%	3.06%	4.25%	3.41%	4.29%	3.06%	4.25%
Net amount at risk	$—	$4,030	$—	$4,141	$—	$4,030	$—	$4,141
Cash surrender value	691	423	750	422	691	423	750	422

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

The following table shows the balance of account values by range of guaranteed minimum crediting rates, in basis points, and the related range of the difference between rates being credited to policyholders and the respective guaranteed minimums for our deferred annuity and universal life contracts:

(Dollars in millions)	At guaranteed minimum	1 to 50 basis points above	51-150 basis points above	Greater than 150 basis points	Total
At June 30, 2023
Deferred annuity
1.00-3.00%	$5	$400	$17	$224	646
3.01-4.00%	50	—	—	—	50
Total	$55	$400	$17	$224	$696
Universal life
1.00-3.00%	$61	$—	$56	$3	$120
3.01-4.00%	53	—	—	—	53
Greater than 4.00%	283	—	—	—	283
Total	$397	$—	$56	$3	$456

At June 30, 2022
Deferred annuity
1.00-3.00%	$475	$—	$173	$56	$704
3.01-4.00%	51	—	—	—	51
Total	$526	$—	$173	$56	$755
Universal life
1.00-3.00%	$60	$45	$7	$2	$114
3.01-4.00%	52	—	—	—	52
Greater than 4.00%	291	—	—	—	291
Total	$403	$45	$7	$2	$457

Cincinnati Financial Corporation Second-Quarter 2023 10-Q

The following table shows the balances and changes in the other additional liability related to the no-lapse guarantees contained within our universal life contracts:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Balance, beginning of period	$125	$127	$121	$133
Balance, beginning of period before shadow reserve adjustments	127	127	123	131
Effect of changes in cash flow assumptions	(5)	(2)	(5)	(2)
Effect of actual variances from expected experience	—	2	(1)	5
Adjusted beginning of period balance	122	127	117	134
Interest accrual	1	1	2	2
Excess death benefits	(2)	(4)	(2)	(12)
Attributed assessments	3	3	6	6
Effect of changes in interest rate assumptions	—	(4)	1	(7)
Balance, end of period before shadow reserve adjustments	124	123	124	123
Shadow reserve adjustments	(2)	(1)	(2)	(1)
Balance, end of period	122	122	122	122
Less reinsurance recoverable, end of period	7	6	7	6
Net other additional liability, after reinsurance recoverable	$129	$128	$129	$128

Weighted-average duration of the other additional liability in years	32	35	32	35

The following table shows balances and changes in separate account balances during the period:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Balance, beginning of period	$899	$903	$892	$959
Interest credited before policy charges	10	10	20	20
Change in unrealized gains and losses impacting separate account liabilities	—	(53)	—	(105)
Benefit payments	(1)	—	(3)	(10)
Other	3	—	2	(4)
Balance, end of period	$911	$860	$911	$860

Cash surrender value	$906	$878	$906	$878

Cincinnati Financial Corporation Second-Quarter 2023 10-Q

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

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Property casualty:
Deferred policy acquisition costs asset, beginning of period	$714	$665	$682	$602
Capitalized deferred policy acquisition costs	407	375	779	739
Amortized deferred policy acquisition costs	(350)	(317)	(690)	(618)
Deferred policy acquisition costs asset, end of period	$771	$723	$771	$723

Life:
Deferred policy acquisition costs asset, beginning of period	$334	$319	$331	$314
Capitalized deferred policy acquisition costs	11	10	22	22
Amortized deferred policy acquisition costs	(7)	(6)	(15)	(13)
Deferred policy acquisition costs asset, end of period	$338	$323	$338	$323

Consolidated:
Deferred policy acquisition costs asset, beginning of period	$1,048	$984	$1,013	$916
Capitalized deferred policy acquisition costs	418	385	801	761
Amortized deferred policy acquisition costs	(357)	(323)	(705)	(631)
Deferred policy acquisition costs asset, end of period	$1,109	$1,046	$1,109	$1,046

The removal of shadow deferred policy acquisition costs as a result of the adoption of ASU 2018-12 resulted in a $33 million increase, across all products, from $263 million pre-adoption at December 31, 2020, to $296 million post-adoption at January 1, 2021.

Cincinnati Financial Corporation Second-Quarter 2023 10-Q

The table below shows the life deferred policy acquisition costs asset by product:

(Dollars in millions)
Three months ended June 30, 2023	Term	Whole life	Deferred annuity	Universal life	Total
Balance, beginning of period	$231	$44	$7	$52	$334
Capitalized deferred policy acquisition costs	7	2	1	1	11
Amortized deferred policy acquisition costs	(5)	(1)	—	(1)	(7)
Balance, end of period	$233	$45	$8	$52	$338

Three months ended June 30, 2022
Balance, beginning of period	$220	$39	$7	$53	$319
Capitalized deferred policy acquisition costs	8	1	—	1	$10
Amortized deferred policy acquisition costs	(6)	—	—	—	$(6)
Balance, end of period	$222	$40	$7	$54	$323

(Dollars in millions)
Six months ended June 30, 2023	Term	Whole life	Deferred annuity	Universal life	Total
Balance, beginning of period	$228	$43	$7	$53	$331
Capitalized deferred policy acquisition costs	16	4	1	1	22
Amortized deferred policy acquisition costs	(11)	(2)	—	(2)	(15)
Balance, end of period	$233	$45	$8	$52	$338

Six months ended June 30, 2022
Balance, beginning of period	$215	$38	$7	$54	$314
Capitalized deferred policy acquisition costs	18	3	—	1	$22
Amortized deferred policy acquisition costs	(11)	(1)	—	(1)	$(13)
Balance, end of period	$222	$40	$7	$54	$323

No premium deficiencies were recorded in the condensed consolidated statements of income, as the sum of the anticipated loss and loss expenses, policyholder dividends and unamortized deferred acquisition expenses did not exceed the related unearned premiums and anticipated investment income.

Cincinnati Financial Corporation Second-Quarter 2023 10-Q

NOTE 7 – Accumulated Other Comprehensive Income
The adoption of ASU 2018-12 on January 1, 2023 resulted in restatement of certain amounts below. See Note 1, Accounting Policies, for further discussion. Accumulated other comprehensive income (AOCI) includes changes in unrealized gains and losses on investments, changes in pension obligations and changes in life policy reserves, reinsurance recoverable and other as follows:

(Dollars in millions)	Three months ended June 30,
	2023			2022
	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, beginning of period	$(684)	$(147)	$(537)	$46	$8	$38
OCI before investment gains and losses, net, recognized in net income	(158)	(34)	(124)	(610)	(127)	(483)
Investment gains and losses, net, recognized in net income	4	2	2	—	—	—
OCI	(154)	(32)	(122)	(610)	(127)	(483)
AOCI, end of period	$(838)	$(179)	$(659)	$(564)	$(119)	$(445)

Pension obligations:
AOCI, beginning of period	$30	$8	$22	$27	$7	$20
OCI excluding amortization recognized in net income	—	—	—	—	—	—
Amortization recognized in net income	(1)	(1)	—	—	—	—
OCI	(1)	(1)	—	—	—	—
AOCI, end of period	$29	$7	$22	$27	$7	$20

Life policy reserves, reinsurance recoverable and other:
AOCI, beginning of period	$(16)	$(4)	$(12)	$(248)	$(52)	$(196)
OCI before investment gains and losses, net, recognized in net income	29	6	23	181	38	143
Investment gains and losses, net, recognized in net income	—	—	—	—	—	—
OCI	29	6	23	181	38	143
AOCI, end of period	$13	$2	$11	$(67)	$(14)	$(53)

Summary of AOCI:
AOCI, beginning of period	$(670)	$(143)	$(527)	$(175)	$(37)	$(138)
Investments OCI	(154)	(32)	(122)	(610)	(127)	(483)
Pension obligations OCI	(1)	(1)	—	—	—	—
Life policy reserves, reinsurance recoverable and other OCI	29	6	23	181	38	143
Total OCI	(126)	(27)	(99)	(429)	(89)	(340)
AOCI, end of period	$(796)	$(170)	$(626)	$(604)	$(126)	$(478)

Cincinnati Financial Corporation Second-Quarter 2023 10-Q

(Dollars in millions)	Six months ended June 30,
	2023			2022
	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, beginning of period	$(847)	$(182)	$(665)	$792	$165	$627
OCI before investment gains and losses, net, recognized in net income	5	1	4	(1,353)	(284)	(1,069)
Investment gains and losses, net, recognized in net income	4	2	2	(3)	—	(3)
OCI	9	3	6	(1,356)	(284)	(1,072)
AOCI, end of period	$(838)	$(179)	$(659)	$(564)	$(119)	$(445)

Pension obligations:
AOCI, beginning of period	$36	$9	$27	$27	$7	$20
OCI excluding amortization recognized in net income	(5)	(1)	(4)	—	—	—
Amortization recognized in net income	(2)	(1)	(1)	—	—	—
OCI	(7)	(2)	(5)	—	—	—
AOCI, end of period	$29	$7	$22	$27	$7	$20

Life policy reserves, reinsurance recoverable and other:
AOCI, beginning of period	$29	$5	$24	$1	$—	$1
Cumulative effect of change in accounting for long duration insurance contracts	—	—	—	(445)	(93)	(352)
Adjusted AOCI, beginning of period	29	5	24	(444)	(93)	(351)
OCI before investment gains and losses, net, recognized in net income	(16)	(3)	(13)	377	79	298
Investment gains and losses, net, recognized in net income	—	—	—	—	—	—
OCI	(16)	(3)	(13)	377	79	298
AOCI, end of period	$13	$2	$11	$(67)	$(14)	$(53)

Summary of AOCI:
AOCI, beginning of period	$(782)	$(168)	$(614)	$820	$172	$648
Cumulative effect of change in accounting for long duration insurance contracts	—	—	—	(445)	(93)	(352)
Adjusted AOCI, beginning of period	(782)	(168)	(614)	375	79	296
Investments OCI	9	3	6	(1,356)	(284)	(1,072)
Pension obligations OCI	(7)	(2)	(5)	—	—	—
Life policy reserves, reinsurance recoverable and other OCI	(16)	(3)	(13)	377	79	298
Total OCI	(14)	(2)	(12)	(979)	(205)	(774)
AOCI, end of period	$(796)	$(170)	$(626)	$(604)	$(126)	$(478)

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
Cincinnati Financial Corporation Second-Quarter 2023 10-Q

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

The table below summarizes our consolidated property casualty insurance net written premiums, earned premiums and incurred loss and loss expenses:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Direct written premiums	$2,071	$1,871	$3,930	$3,574
Assumed written premiums	194	193	438	456
Ceded written premiums	(115)	(100)	(199)	(167)
Net written premiums	$2,150	$1,964	$4,169	$3,863

Direct earned premiums	$1,806	$1,631	$3,566	$3,192
Assumed earned premiums	134	134	293	255
Ceded earned premiums	(77)	(68)	(155)	(132)
Earned premiums	$1,863	$1,697	$3,704	$3,315

Direct incurred loss and loss expenses	$1,265	$1,174	$2,564	$2,069
Assumed incurred loss and loss expenses	58	67	134	140
Ceded incurred loss and loss expenses	(61)	(1)	(119)	(13)
Incurred loss and loss expenses	$1,262	$1,240	$2,579	$2,196

Our life insurance company purchases reinsurance for protection of a portion of the risks that are written. Primary components of our life reinsurance program include individual mortality coverage, aggregate catastrophe and accidental death coverage in excess of certain deductibles.

Cincinnati Financial Corporation Second-Quarter 2023 10-Q

The table below summarizes our consolidated life insurance earned premiums and contract holders' benefits incurred:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Direct earned premiums	$100	$96	$196	$189
Ceded earned premiums	(20)	(20)	(39)	(38)
Earned premiums	$80	$76	$157	$151

Direct contract holders' benefits incurred	100	109	197	212
Ceded contract holders' benefits incurred	(22)	(27)	(38)	(54)
Contract holders' benefits incurred	$78	$82	$159	$158

The ceded benefits incurred can vary depending on the type of life insurance policy held and the year the policy was issued.

The allowance for uncollectible property casualty premiums was $14 million and $13 million at June 30, 2023, and December 31, 2022, respectively. The allowances for credit losses on other premiums receivable and reinsurance recoverable assets were immaterial at June 30, 2023, and December 31, 2022.
Cincinnati Financial Corporation Second-Quarter 2023 10-Q

NOTE 9 – Income Taxes
The differences between the 21% statutory federal income tax rate and our effective income tax rate were as follows:

(Dollars in millions)	Three months ended June 30,				Six months ended June 30,
	2023		2022		2023		2022
Tax at statutory rate:	$140	21.0%	$(220)	21.0%	$196	21.0%	$(294)	21.0%
Increase (decrease) resulting from:
Tax-exempt income from municipal bonds	(5)	(0.8)	(5)	0.5	(10)	(1.1)	(10)	0.7
Dividend received exclusion	(6)	(0.9)	(5)	0.5	(11)	(1.2)	(10)	0.7
Other	3	0.5	(5)	0.3	—	—	(6)	0.4
Provision (benefit) for income taxes	$132	19.8%	$(235)	22.3%	$175	18.7%	$(320)	22.8%

The provision (benefit) for federal income taxes is based upon filing a consolidated income tax return for the company and its domestic subsidiaries.

We continue to believe that after considering all positive and negative evidence of taxable income in the carryback and carryforward periods as permitted by law, it is more likely than not that all of the deferred tax assets on our U.S. domestic operations will be realized. As a result, we have no valuation allowance for our U.S. domestic operations at June 30, 2023, and December 31, 2022. As more fully discussed below, we do carry a valuation allowance on the deferred tax assets related to Cincinnati Global Underwriting Ltd.SM (Cincinnati Global).

Cincinnati Global
As a result of operations for the three and six months ended June 30, 2023, Cincinnati Global decreased its net deferred tax assets by $5 million and $10 million with an offsetting decrease of $5 million and $10 million to the valuation allowance. Cincinnati Global had a net deferred tax asset of $21 million and an offsetting valuation allowance of $21 million at June 30, 2023.

Deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized. After considering all positive and negative evidence, we continue to believe it is appropriate to carry a valuation allowance at June 30, 2023.
Cincinnati Global had operating loss carryforwards in the United States of $6 million and $5 million and in the United Kingdom of $101 million and $109 million at June 30, 2023, and December 31, 2022, respectively. These Cincinnati Global losses can only be utilized within the Cincinnati Global group in both the United States and in the United Kingdom and cannot offset the income of our domestic operations in the United States.

Cincinnati Financial Corporation Second-Quarter 2023 10-Q

NOTE 10 – Net Income (Loss) Per Common Share
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are computed based on the weighted average number of common and dilutive potential common shares outstanding using the treasury stock method. The table shows calculations for basic and diluted earnings per share:

(In millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)—basic and diluted	$534	$(818)	$759	$(1,084)
Denominator:
Basic weighted-average common shares outstanding	157.0	159.6	157.1	160.0
Effect of share-based awards:
Stock options	0.6	—	0.8	—
Nonvested shares	0.4	—	0.4	—
Diluted weighted-average shares	158.0	159.6	158.3	160.0
Earnings (loss) per share:
Basic	$3.40	$(5.12)	$4.83	$(6.77)
Diluted	$3.38	$(5.12)	$4.80	$(6.77)
Number of anti-dilutive share-based awards	1.5	2.0	1.5	2.2

The above table shows the number of anti-dilutive share-based awards for the three and six months ended June 30, 2023 and 2022. In accordance with Accounting Standards Codification 260, Earnings per Share, the assumed exercise of share-based awards was excluded from the computation of diluted loss per share for the three and six months ended June 30, 2022, because their exercise would have anti-dilutive effects. See our 2022 Annual Report on Form 10-K, Item 8, Note 17, Share-Based Associate Compensation Plans, Page 170, for information about share-based awards.

NOTE 11 – Employee Retirement Benefits
The following summarizes the components of net periodic benefit for our qualified and supplemental pension plans:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Service cost	$2	$3	$3	$5
Non-service (benefit) costs:
Interest cost	3	2	6	5
Expected return on plan assets	(5)	(5)	(10)	(11)
Amortization of actuarial loss and prior service cost	(1)	—	(2)	—
Other	—	—	(5)	—
Total non-service benefit	(3)	(3)	(11)	(6)
Net periodic benefit	$(1)	$—	$(8)	$(1)

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

We made matching contributions totaling $6 million to our 401(k) and Top Hat savings plans during both the second quarter of 2023 and 2022 and contributions of $14 million for both the first half of 2023 and 2022.

We made no contributions to our qualified pension plan during the first six months of 2023.
Cincinnati Financial Corporation Second-Quarter 2023 10-Q

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

In addition to the inherent difficulty in predicting litigation outcomes, the COVID-19 pandemic business income coverage lawsuits present a number of uncertainties and contingencies that are not yet known, including how many policyholders will ultimately file claims, the number of lawsuits that will be filed, the extent to which any class may be certified, and the size and scope of any such classes. The legal theories advanced by plaintiffs vary by case as do the state laws that govern the policy interpretation. These lawsuits are at various stages of litigation, including several that continue to be amended; many that have been dismissed; several that may be refiled; and others that have been dismissed by trial courts and appealed. Appellate decisions issued to date generally have been favorable for the insurance industry, and the company has received numerous favorable rulings on appeal with no adverse appellate rulings to date. Some cases remain to be decided and in some jurisdictions, cases have been stayed pending appellate decisions in their state or federal circuit. Accordingly, little discovery has occurred on pending cases. In addition, business income calculations depend upon a wide range of factors that are particular to the circumstances of each individual policyholder and, here, virtually none of the plaintiffs have submitted proofs of loss or otherwise quantified or factually supported any allegedly covered loss. Moreover, the company’s experience shows that demands for damages often bear little relation to a reasonable estimate of potential loss. Accordingly, management cannot now reasonably estimate the possible loss or range of loss, if any. Nonetheless, given the number of claims and potential claims, the indeterminate amounts sought, and the inherent unpredictability of litigation, it is possible that adverse outcomes, if any, in the aggregate could have a material adverse effect on the company’s consolidated financial position, results of operations and cash flows.

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

Cincinnati Financial Corporation Second-Quarter 2023 10-Q

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

Cincinnati Financial Corporation Second-Quarter 2023 10-Q

Segment information is summarized in the following table:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenues:
Commercial lines insurance
Commercial casualty	$373	$350	$750	$686
Commercial property	312	280	611	554
Commercial auto	214	210	428	415
Workers' compensation	72	68	146	136
Other commercial	95	86	187	165
Commercial lines insurance premiums	1,066	994	2,122	1,956
Fee revenues	1	1	2	2
Total commercial lines insurance	1,067	995	2,124	1,958

Personal lines insurance
Personal auto	173	155	339	307
Homeowner	251	202	484	397
Other personal	69	56	134	111
Personal lines insurance premiums	493	413	957	815
Fee revenues	1	1	2	2
Total personal lines insurance	494	414	959	817

Excess and surplus lines insurance	132	124	259	236
Fee revenues	1	—	1	1
Total excess and surplus lines insurance	133	124	260	237

Life insurance premiums	80	76	157	151
Fee revenues	3	1	5	2
Total life insurance	83	77	162	153

Investments
Investment income, net of expenses	220	195	430	380
Investment gains and losses, net	434	(1,154)	540	(1,820)
Total investment revenue	654	(959)	970	(1,440)

Other
Premiums	172	166	366	308
Other	2	3	5	5
Total other revenues	174	169	371	313
Total revenues	$2,605	$820	$4,846	$2,038

Income (loss) before income taxes:
Insurance underwriting results
Commercial lines insurance	$33	$(62)	$31	$14
Personal lines insurance	(36)	(49)	(93)	16
Excess and surplus lines insurance	11	19	24	35
Life insurance	13	1	21	8
Investments	624	(987)	910	(1,495)
Other	21	25	41	18
Total income (loss) before income taxes	$666	$(1,053)	$934	$(1,404)

Identifiable assets:	June 30, 2023	December 31, 2022
Property casualty insurance	$5,354	$5,178
Life insurance	1,542	1,518
Investments	23,535	22,133
Other	921	903
Total	$31,352	$29,732

Cincinnati Financial Corporation Second-Quarter 2023 10-Q

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
Cincinnati Financial Corporation Second-Quarter 2023 10-Q

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
Cincinnati Financial Corporation Second-Quarter 2023 10-Q

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

Cincinnati Financial Corporation Second-Quarter 2023 10-Q

CORPORATE FINANCIAL HIGHLIGHTS
Net Income and Comprehensive Income Data

(Dollars in millions, except per share data)	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change
Earned premiums	$1,943	$1,773	10	$3,861	$3,466	11
Investment income, net of expenses (pretax)	220	195	13	430	380	13
Investment gains and losses, net (pretax)	434	(1,154)	nm	540	(1,820)	nm
Total revenues	2,605	820	218	4,846	2,038	138
Net income (loss)	534	(818)	nm	759	(1,084)	nm
Comprehensive income (loss)	435	(1,158)	nm	747	(1,858)	nm
Net income (loss) per share—diluted	3.38	(5.12)	nm	4.80	(6.77)	nm
Cash dividends declared per share	0.75	0.69	9	1.50	1.38	9
Diluted weighted average shares outstanding	158.0	159.6	(1)	158.3	160.0	(1)

Total revenues increased $1.785 billion for the second quarter of 2023, compared with the second quarter of 2022, primarily due to net investment gains in addition to higher earned premiums and investment income. Premium and investment revenue trends are discussed further in the respective sections of Financial Results.

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

Net income of $534 million for the second quarter of 2023, compared with a net loss in second-quarter 2022 of $818 million, was a change of $1.352 billion, including increases of $1.255 billion in after-tax net investment gains and losses, $21 million in after-tax investment income and $78 million in after-tax property casualty underwriting income. Catastrophe losses for the second quarter of 2023, mostly weather related, were $11 million higher after taxes and unfavorably affected both net income and property casualty underwriting income. Life insurance segment results increased by $12 million on a pretax basis.

For the first six months of 2023, net income increased $1.843 billion, compared with the first six months of 2022, including increases of $1.865 billion in after-tax investment gains and losses and $41 million in after-tax investment income that offset a decrease of $60 million in after-tax property casualty underwriting income. The property casualty underwriting income decrease included an unfavorable $174 million after-tax effect from higher catastrophe losses. Life insurance segment results increased by $13 million on a pretax basis.

The second-quarter 2023 increase in property casualty underwriting income included improved overall insured loss experience before catastrophe effects, as price increases have helped to offset elevated paid losses reflecting economic or other forms of inflation that are increasing our uncertainty regarding ultimate losses. Until longer-term paid loss cost trends become more clear, we intend to remain prudent in reserving for estimated ultimate losses. As a result, incurred loss ratios to earned premiums for the first six months of 2023 for several lines of business remained higher than in prior periods and are discussed in Financial Results by property casualty insurance segment.

Performance by segment is discussed below in Financial Results. As discussed in our 2022 Annual Report on Form 10-K, Item 7, Executive Summary, Page 48, there are several reasons why our performance during 2023 may be below our long-term targets.

The board of directors is committed to rewarding shareholders directly through cash dividends and through share repurchase authorizations. Through 2022, the company had increased the annual cash dividend rate for 62 consecutive years, a record we believe is matched by only seven other U.S. publicly traded companies. In January 2023, the board of directors increased the regular quarterly dividend to 75 cents per share, setting the stage for our 63rd consecutive year of increasing cash dividends. During the first six months of 2023, cash dividends declared by the company increased 9% compared with the same period of 2022. Our board
Cincinnati Financial Corporation Second-Quarter 2023 10-Q

regularly evaluates relevant factors in decisions related to dividends and share repurchases. The 2023 dividend increase reflected our strong operating performance and signaled management's and the board's positive outlook and confidence in our outstanding capital, liquidity and financial flexibility.

Balance Sheet Data and Performance Measures

(Dollars in millions, except share data)	At June 30,	At December 31,
	2023	2022
Total investments	$23,879	$22,425
Total assets	31,352	29,732
Short-term debt	25	50
Long-term debt	789	789
Shareholders' equity	11,030	10,562
Book value per share	70.33	67.21
Debt-to-total-capital ratio	6.9%	7.4%

Total assets at June 30, 2023, increased 5% compared with year-end 2022, and included a 6% increase in total investments that reflected net purchases and higher fair values for many securities in our portfolio. Shareholders' equity increased 4% and book value per share increased 5% during the first six months of 2023. Our debt-to-total-capital ratio (capital is the sum of debt plus shareholders' equity) decreased compared with year-end 2022.

Our value creation ratio is our primary performance metric. That ratio was 7.2% for the first six months of 2023, and was more than the same period in 2022 primarily due to a higher amount in overall net gains from our investment portfolio. Book value per share increased $3.12 during the first six months of 2023 and contributed 5.0 percentage points to the value creation ratio, while dividends declared at $1.50 per share contributed 2.2 points. Value creation ratios by major components and in total, along with calculations from per-share amounts, are shown in the tables below.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Value creation ratio major components:
Net income before investment gains	1.8%	0.8%	3.2%	2.7%
Change in fixed-maturity securities, realized and unrealized gains	(1.2)	(4.0)	0.0	(8.2)
Change in equity securities, investment gains	3.4	(7.7)	4.2	(11.2)
Other	0.0	(0.3)	(0.2)	(0.5)
Value creation ratio	4.0%	(11.2)%	7.2%	(17.2)%

Cincinnati Financial Corporation Second-Quarter 2023 10-Q

(Dollars are per share)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Book value change per share
Book value as originally reported December 31, 2022			$67.01
Cumulative effect of change in accounting for long-duration insurance contracts, net of tax			0.20
Book value as adjusted December 31, 2022			$67.21

Value creation ratio:
End of period book value*- as originally reported	$70.33	$66.30	$70.33	$66.30
Less beginning of period book value - as originally reported	68.33	75.43	67.01	81.72
Change in book value - as originally reported	2.00	(9.13)	3.32	(15.42)
Dividend declared to shareholders	0.75	0.69	1.50	1.38
Total value creation	$2.75	$(8.44)	$4.82	$(14.04)

Value creation ratio from change in book value**	2.9%	(12.1)%	5.0%	(18.9)%
Value creation ratio from dividends declared to shareholders***	1.1	0.9	2.2	1.7
Value creation ratio	4.0%	(11.2)%	7.2%	(17.2)%

* Book value per share is calculated by dividing end of period total shareholders' equity by end of period shares outstanding
** Change in book value divided by the beginning of period book value
*** Dividend declared to shareholders divided by beginning of period book value

DRIVERS OF LONG-TERM VALUE CREATION
Operating through The Cincinnati Insurance Company, Cincinnati Financial Corporation is one of the 25 largest property casualty insurers in the nation, based on 2022 net written premiums for approximately 2,000 U.S. stock and mutual insurer groups. We market our insurance products through a select group of independent insurance agencies as discussed in our 2022 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 6. At June 30, 2023, we actively marketed through 2,035 agencies located in 46 states. We maintain a long-term perspective that guides us in addressing immediate challenges or opportunities while focusing on the major decisions that best position our company for success through all market cycles.

To measure our long-term progress in creating shareholder value, our value creation ratio is our primary financial performance target. As discussed in our 2022 Annual Report on Form 10-K, Item 7, Executive Summary, Page 48, management believes this measure is a meaningful indicator of our long-term progress in creating shareholder value and has three primary performance drivers:

•Premium growth – We believe our agency relationships and initiatives can lead to a property casualty written premium growth rate over any five-year period that exceeds the industry average. For the first six months of 2023, our consolidated property casualty net written premium year-over-year growth was 8%. As of March 2023, A.M. Best projected the industry's full-year 2023 written premium growth at approximately 8%. For the five-year period 2018 through 2022, our growth rate exceeded that of the industry. The industry's growth rate excludes its mortgage and financial guaranty lines of business.
•Combined ratio – We believe our underwriting philosophy and initiatives can generate a GAAP combined ratio over any five-year period that is consistently within the range of 95% to 100%. For the first six months of 2023, our GAAP combined ratio was 99.2%, including 13.2 percentage points of current accident year catastrophe losses partially offset by 4.3 percentage points of favorable loss reserve development on prior accident years. Our statutory combined ratio was 97.7% for the first six months of 2023. As of March 2023, A.M. Best projected the industry's full-year 2023 statutory combined ratio at approximately 102%, including approximately 6 percentage points of catastrophe losses and a favorable effect of approximately 1 percentage
Cincinnati Financial Corporation Second-Quarter 2023 10-Q

point of loss reserve development on prior accident years. The industry's ratio again excludes its mortgage and financial guaranty lines of business.
•Investment contribution – We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year return of the Standard & Poor's 500 Index. For the first six months of 2023, pretax investment income was $430 million, up 13% compared with the same period in 2022. We believe our investment portfolio mix provides an appropriate balance of income stability and growth with capital appreciation potential.

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

At June 30, 2023, we held $4.569 billion of our cash and cash equivalents and invested assets at the parent-company level, of which $4.362 billion, or 95.5%, was invested in common stocks, and $77 million, or 1.7%, was cash or cash equivalents. Our debt-to-total-capital ratio was 6.9% at June 30, 2023. Another important indicator of financial strength is our ratio of property casualty net written premiums to statutory surplus, which was 1.1-to-1 for the 12 months ended June 30, 2023, matching year-end 2022.

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

At July 26, 2023, our insurance subsidiaries continued to be highly rated.

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
Cincinnati Financial Corporation Second-Quarter 2023 10-Q

CONSOLIDATED PROPERTY CASUALTY INSURANCE HIGHLIGHTS
Consolidated property casualty insurance results include premiums and expenses for our standard market insurance segments (commercial lines and personal lines), our excess and surplus lines segment, Cincinnati Re® and our London-based global specialty underwriter Cincinnati Global Underwriting Ltd.SM (Cincinnati Global).

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change
Earned premiums	$1,863	$1,697	10	$3,704	$3,315	12
Fee revenues	3	2	50	5	5	0
Total revenues	1,866	1,699	10	3,709	3,320	12
Loss and loss expenses from:
Current accident year before catastrophe losses	1,127	1,064	6	2,250	2,011	12
Current accident year catastrophe losses	236	235	0	489	285	72
Prior accident years before catastrophe losses	(89)	(34)	(162)	(130)	(54)	(141)
Prior accident years catastrophe losses	(12)	(25)	52	(30)	(46)	35
Loss and loss expenses	1,262	1,240	2	2,579	2,196	17
Underwriting expenses	557	511	9	1,093	1,011	8
Underwriting profit (loss)	$47	$(52)	nm	$37	$113	(67)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	60.5%	62.7%	(2.2)	60.8%	60.6%	0.2
Current accident year catastrophe losses	12.7	13.8	(1.1)	13.2	8.6	4.6
Prior accident years before catastrophe losses	(4.8)	(2.0)	(2.8)	(3.5)	(1.6)	(1.9)
Prior accident years catastrophe losses	(0.7)	(1.4)	0.7	(0.8)	(1.4)	0.6
Loss and loss expenses	67.7	73.1	(5.4)	69.7	66.2	3.5
Underwriting expenses	29.9	30.1	(0.2)	29.5	30.5	(1.0)
Combined ratio	97.6%	103.2%	(5.6)	99.2%	96.7%	2.5

Combined ratio	97.6%	103.2%	(5.6)	99.2%	96.7%	2.5
Contribution from catastrophe losses and prior years reserve development	7.2	10.4	(3.2)	8.9	5.6	3.3
Combined ratio before catastrophe losses and prior years reserve development	90.4%	92.8%	(2.4)	90.3%	91.1%	(0.8)

Our consolidated property casualty insurance operations generated an underwriting profit of $47 million for the second quarter and $37 million for the first six months of 2023. Compared with a second-quarter 2022 underwriting loss of $52 million, the second-quarter 2023 improvement of $99 million included an unfavorable increase of $14 million in losses from catastrophes, mostly caused by severe weather. The second-quarter 2023 change in underwriting profitability also included higher current accident year loss and loss expenses before catastrophe losses that grew more slowly than earned premiums and higher amounts of favorable reserve development on prior accident years.The six-month underwriting profit decrease of $76 million, compared with the first six months of 2022, included an unfavorable increase of $220 million in losses from catastrophes. The six-month 2023 period also experienced higher current accident year loss and loss expenses before catastrophe losses and higher amounts of favorable reserve development on prior accident years.

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
Cincinnati Financial Corporation Second-Quarter 2023 10-Q

For all property casualty lines of business in aggregate, net loss and loss expense reserves at June 30, 2023, were $452 million, or 6%, higher than at year-end 2022, including an increase of $358 million for the incurred but not reported (IBNR) portion.

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

Our consolidated property casualty combined ratio for the second quarter of 2023 improved by 5.6 percentage points, compared with the same period of 2022, including a decrease of 0.4 points from higher catastrophe losses and loss expenses. For the first six months of 2023, compared with the 2022 six-month period, our combined ratio increased by 2.5 percentage points, including an increase of 5.2 points from catastrophe losses and loss expenses. Other combined ratio components that increased are discussed below and in further detail in Financial Results by property casualty insurance segment.
The combined ratio can be affected significantly by natural catastrophe losses and other large losses as discussed in detail below. The combined ratio can also be affected by updated estimates of loss and loss expense reserves established for claims that occurred in prior periods, referred to as prior accident years. Net favorable development on prior accident year reserves, including reserves for catastrophe losses, benefited the combined ratio by 4.3 percentage points in the first six months of 2023, compared with 3.0 percentage points in the same period of 2022. Net favorable development is discussed in further detail in Financial Results by property casualty insurance segment.

The ratio for current accident year loss and loss expenses before catastrophe losses increased slightly in the first six months of 2023. That 60.8% ratio was 0.2 percentage points higher, compared with the 60.6% accident year 2022 ratio measured as of June 30, 2022, including a decrease of 0.6 points in the ratio for large losses of $2 million or more per claim, discussed below. The ratio increase of 0.2 percentage points included an increase of 4.7 points for the IBNR portion and a decrease of 4.5 points for the case incurred portion.

The underwriting expense ratio decreased for the second quarter and first six months of 2023, compared with the same periods a year ago. The decrease for second-quarter 2023 was primarily due to premium growth outpacing growth in various expenses while the six-month 2023 decrease was primarily due to a decrease in profit-sharing commissions for agencies. The ratios also included ongoing expense management efforts and higher earned premiums.
Cincinnati Financial Corporation Second-Quarter 2023 10-Q

Consolidated Property Casualty Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change
Agency renewal written premiums	$1,643	$1,482	11	$3,178	$2,879	10
Agency new business written premiums	303	286	6	554	530	5
Other written premiums	204	196	4	437	454	(4)
Net written premiums	2,150	1,964	9	4,169	3,863	8
Unearned premium change	(287)	(267)	(7)	(465)	(548)	15
Earned premiums	$1,863	$1,697	10	$3,704	$3,315	12

The trends in net written premiums and earned premiums summarized in the table above include the effects of price increases. Price change trends that heavily influence renewal written premium increases or decreases, along with other premium growth drivers for 2023, are discussed in more detail by segment below in Financial Results.

Consolidated property casualty net written premiums for the second quarter and six months ended June 30, 2023, grew $186 million and $306 million compared with the same periods of 2022. Our premium growth initiatives from prior years have provided an ongoing favorable effect on growth during the current year, particularly as newer agency relationships mature over time.

Consolidated property casualty agency new business written premiums increased by $17 million and $24 million for the second quarter and first six months of 2023, compared with the same periods of 2022. New agency appointments during 2023 and 2022 produced a $25 million increase in standard lines new business for the first six months of 2023 compared with the same period of 2022. As we appoint new agencies that choose to move accounts to us, we report these accounts as new business. While this business is new to us, in many cases it is not new to the agent. We believe these seasoned accounts tend to be priced more accurately than business that may be less familiar to our agent upon obtaining it from a competing agent.

Net written premiums for Cincinnati Re, included in other written premiums, decreased by $1 million and $25 million for the three and six months ended June 30, 2023, compared with the same periods of 2022, to $177 million and $407 million, respectively. Cincinnati Re assumes risks through reinsurance treaties and in some cases cedes part of the risk and related premiums to one or more unaffiliated reinsurance companies through transactions known as retrocessions.

Cincinnati Global is also included in other written premiums. Net written premiums increased for Cincinnati Global by $13 million and $26 million for the three and six months ended June 30, 2023, compared with the same periods of 2022, to $82 million and $146 million, respectively.

Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. An increase in ceded premiums reduced net written premiums by $5 million and $20 million for the second quarter and first six months of 2023, compared with the same periods of 2022.

Catastrophe losses and loss expenses typically have a material effect on property casualty results and can vary significantly from period to period. Losses from catastrophes contributed 12.0 and 12.4 percentage points to the combined ratio in the second quarter and first six months of 2023, compared with 12.4 and 7.2 percentage points in the same periods of 2022.

Effective June 1, 2023, we restructured our reinsurance program for Cincinnati Re that included property catastrophe excess of loss coverage. The restructured treaties are for a period of one year and provide $40 million of coverage for various combinations of occurrences for business written in North America on a direct basis and by Cincinnati Re. Cincinnati Global catastrophe losses are not applicable to the treaty. There is a per occurrence limit of $20 million for Cincinnati Re catastrophe losses in excess of $80 million per event. The remaining coverage is for business written by Cincinnati Re and on a direct basis which applies to catastrophe losses in excess of $600 million per event. Ceded premiums for these treaties are estimated to be approximately $8 million.

Cincinnati Financial Corporation Second-Quarter 2023 10-Q

We did not renew our quota share reinsurance arrangement for our personal lines risks in California that we insure through excess and surplus lines policies. The expiring treaty first became effective in May 2022 and no similar treaty replaced it.

The following table shows consolidated property casualty insurance catastrophe losses and loss expenses incurred, net of reinsurance, as well as the effect of loss development on prior period catastrophe events. We individually list declared catastrophe events for which our incurred losses reached or exceeded $25 million.

Consolidated Property Casualty Insurance Catastrophe Losses and Loss Expenses Incurred

(Dollars in millions, net of reinsurance)		Three months ended June 30,					Six months ended June 30,
		Comm.	Pers.	E&S			Comm.	Pers.	E&S
Dates	Region	lines	lines	lines	Other	Total	lines	lines	lines	Other	Total
2023
Mar. 1-4	Midwest, Northeast, South	$(2)	$(5)	$—	$2	$(5)	$28	$29	$1	$2	$60
Mar. 23-28	Midwest, Northeast, South	9	—	—	—	9	22	27	—	—	49
Mar. 30 - Apr. 1	Midwest, Northeast, South	20	9	—	—	29	63	33	—	—	96
Apr. 3-7	Midwest, Northeast, South	10	30	—	—	40	10	30	—	—	40
May 2-9	Midwest, South	25	7	—	—	32	25	7	—	—	32
All other 2023 catastrophes		62	67	2	—	131	82	122	3	5	212
Development on 2022 and prior catastrophes		(5)	(11)	1	3	(12)	(1)	(36)	—	7	(30)
Calendar year incurred total		$119	$97	$3	$5	$224	$229	$212	$4	$14	$459

2022
Apr. 10-14	Midwest, West, South	$17	$10	$1	$—	$28	$17	$10	$1	$—	$28
Jun. 11-17	Midwest, Northeast, South	17	19	—	—	36	17	19	—	—	36
All other 2022 catastrophes		101	61	1	8	171	117	89	2	13	221
Development on 2021 and prior catastrophes		(10)	(12)	—	(3)	(25)	(13)	(33)	—	—	(46)
Calendar year incurred total		$125	$78	$2	$5	$210	$138	$85	$3	$13	$239

Cincinnati Financial Corporation Second-Quarter 2023 10-Q

The following table includes data for losses incurred of $2 million or more per claim, net of reinsurance.

Consolidated Property Casualty Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change
Current accident year losses greater than $5 million	$43	$38	13	$79	$61	30
Current accident year losses $2 million - $5 million	35	36	(3)	50	75	(33)
Large loss prior accident year reserve development	19	22	(14)	28	31	(10)
Total large losses incurred	97	96	1	157	167	(6)
Losses incurred but not reported	96	74	30	324	110	195
Other losses excluding catastrophe losses	675	705	(4)	1,267	1,356	(7)
Catastrophe losses	217	208	4	444	232	91
Total losses incurred	$1,085	$1,083	0	$2,192	$1,865	18

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	2.4%	2.2%	0.2	2.2%	1.8%	0.4
Current accident year losses $2 million - $5 million	1.9	2.2	(0.3)	1.3	2.3	(1.0)
Large loss prior accident year reserve development	1.0	1.3	(0.3)	0.8	0.9	(0.1)
Total large loss ratio	5.3	5.7	(0.4)	4.3	5.0	(0.7)
Losses incurred but not reported	5.2	4.4	0.8	8.7	3.3	5.4
Other losses excluding catastrophe losses	36.1	41.4	(5.3)	34.2	40.9	(6.7)
Catastrophe losses	11.6	12.3	(0.7)	12.0	7.0	5.0
Total loss ratio	58.2%	63.8%	(5.6)	59.2%	56.2%	3.0

We believe the inherent variability of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the variability in addition to general inflationary trends in loss costs. Our analysis continues to indicate no unexpected concentration of large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The second-quarter 2023 property casualty total large losses incurred of $97 million, net of reinsurance, was higher than the $77 million quarterly average during full-year 2022 and the $96 million experienced for the second quarter of 2022. The ratio for these large losses was 0.4 percentage points lower compared with last year's second quarter. The second-quarter 2023 amount of total large losses incurred helped contribute to the decrease in the six-month 2023 total large loss ratio, compared with 2022, in addition to a first-quarter 2023 ratio that was 1.2 points lower than the first quarter of 2022. We believe results for the three- and six-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $2 million. Losses by size are discussed in further detail in results of operations by property casualty insurance segment.
FINANCIAL RESULTS
Consolidated results reflect the operating results of each of our five segments along with the parent company, Cincinnati Re, Cincinnati Global and other activities reported as "Other." The five segments are:
•Commercial lines insurance
•Personal lines insurance
•Excess and surplus lines insurance
•Life insurance
•Investments

Cincinnati Financial Corporation Second-Quarter 2023 10-Q

COMMERCIAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change
Earned premiums	$1,066	$994	7	$2,122	$1,956	8
Fee revenues	1	1	0	2	2	0
Total revenues	1,067	995	7	2,124	1,958	8
Loss and loss expenses from:
Current accident year before catastrophe losses	643	644	0	1,317	1,232	7
Current accident year catastrophe losses	124	135	(8)	230	151	52
Prior accident years before catastrophe losses	(54)	(19)	(184)	(90)	(34)	(165)
Prior accident years catastrophe losses	(5)	(10)	50	(1)	(13)	92
Loss and loss expenses	708	750	(6)	1,456	1,336	9
Underwriting expenses	326	307	6	637	608	5
Underwriting profit (loss)	$33	$(62)	nm	$31	$14	121

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	60.3%	64.8%	(4.5)	62.1%	63.0%	(0.9)
Current accident year catastrophe losses	11.6	13.6	(2.0)	10.8	7.7	3.1
Prior accident years before catastrophe losses	(5.0)	(1.9)	(3.1)	(4.2)	(1.8)	(2.4)
Prior accident years catastrophe losses	(0.5)	(1.0)	0.5	(0.1)	(0.6)	0.5
Loss and loss expenses	66.4	75.5	(9.1)	68.6	68.3	0.3
Underwriting expenses	30.5	30.8	(0.3)	30.0	31.1	(1.1)
Combined ratio	96.9%	106.3%	(9.4)	98.6%	99.4%	(0.8)

Combined ratio	96.9%	106.3%	(9.4)	98.6%	99.4%	(0.8)
Contribution from catastrophe losses and prior years reserve development	6.1	10.7	(4.6)	6.5	5.3	1.2
Combined ratio before catastrophe losses and prior years reserve development	90.8%	95.6%	(4.8)	92.1%	94.1%	(2.0)

Overview
Performance highlights for the commercial lines segment include:
•Premiums – Earned premiums and net written premiums for the commercial lines segment grew during the second quarter and first six months of 2023, compared with the same periods a year ago, reflecting renewal written premium growth that continued to include higher average pricing. The table below analyzes the primary components of premiums. We continue to use predictive analytics tools to improve pricing precision and segmentation while leveraging our local relationships with agents through the efforts of our teams that work closely with them. We seek to maintain appropriate pricing discipline for both new and renewal business as our agents and underwriters assess account quality to make careful decisions on a policy-by-policy basis whether to write or renew a policy.
Agency renewal written premiums increased by 5% for the second quarter and 6% for the first six months of 2023, compared with the same periods of 2022, including price increases. During the second quarter of 2023, our overall standard commercial lines policies averaged estimated renewal price increases at percentages near the low end of the high-single-digit range. We continue to segment commercial lines policies, emphasizing identification and retention of those we believe have relatively stronger pricing. Conversely, we have been seeking stricter renewal terms and conditions on policies we believe have relatively weaker pricing, thus retaining fewer of those policies. We measure average changes in commercial lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for the respective policies.
Cincinnati Financial Corporation Second-Quarter 2023 10-Q

Our average overall commercial lines renewal pricing change includes the impact of flat pricing for certain coverages within package policies written for a three-year term that were in force but did not expire during the period being measured. Therefore, our reported change in average commercial lines renewal pricing reflects a blend of three-year policies that did not expire and other policies that did expire during the measurement period. For commercial lines policies that did expire and were then renewed during the second quarter of 2023, we estimate that our average percentage price increases were in the high-single-digit range for our commercial property, commercial auto and commercial casualty lines of business. The estimated average percentage price change for workers' compensation was a decrease in the low-single-digit range.
Our commercial lines segment's increase in agency renewal written premiums for the first six months of 2023 also included changes in the level of insured exposures. Part of the insured exposure increase reflects our response to inflation effects that increase the cost of building materials to repair damaged commercial structures. We use building valuation software to automate much of that underwriting process and may also manually adjust premiums to reflect property costs.
Renewal premiums for certain policies, primarily our commercial casualty and workers' compensation lines of business, include the results of policy audits that adjust initial premium amounts based on differences between estimated and actual sales or payroll related to a specific policy. Audits completed during the first six months of 2023 contributed $73 million to net written premiums, compared with $45 million for the same period of 2022.
New business written premiums for commercial lines decreased $16 million and $38 million during the second quarter and first six months of 2023, compared with the same periods of 2022, reflecting pricing and underwriting discipline in a highly competitive market. Trend analysis for year-over-year comparisons of individual quarters is more difficult to assess for commercial lines new business written premiums, due to inherent variability. That variability is often driven by larger policies with annual premiums greater than $100,000.
Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. For our commercial lines insurance segment, an increase in ceded premiums reduced net written premiums by $4 million and $11 million for the second quarter and first six months of 2023, compared with the same periods of 2022.

Commercial Lines Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change
Agency renewal written premiums	$985	$934	5	$2,026	$1,904	6
Agency new business written premiums	149	165	(10)	283	321	(12)
Other written premiums	(28)	(27)	(4)	(62)	(57)	(9)
Net written premiums	1,106	1,072	3	2,247	2,168	4
Unearned premium change	(40)	(78)	49	(125)	(212)	41
Earned premiums	$1,066	$994	7	$2,122	$1,956	8

•Combined ratio – The second-quarter 2023 commercial lines combined ratio improved by 9.4 percentage points, compared with the second quarter of 2022, including a decrease of 1.5 points in losses from catastrophes. The second-quarter combined ratio also decreased 4.5 points from current accident year loss and loss expenses before catastrophe losses, including a decrease of 1.5 points in the IBNR portion and a decrease of 3.0 points for the case incurred portion. For the first six months of 2023, the combined ratio improved by 0.8 percentage points, compared with the same period a year ago, despite an increase of 3.6 points in losses from catastrophes. The six-month 2023 combined ratio also included a decrease of 0.9 points from current accident year loss and loss expenses before catastrophe losses, including an increase of 4.8 points in the IBNR portion and a decrease of 5.7 points for the case incurred portion. Underwriting results also included a higher level of favorable reserve development on prior accident years and favorable effects from the underwriting expense ratio, as discussed below. The current accident year ratios were measured as of June 30 of the respective years and included an increase of 0.9 percentage points for second-quarter 2023 in the ratio for large losses of $2 million or more per claim and a decrease of 0.2 points for the six-month 2023 period, discussed below.
When estimating the ultimate cost of total loss and loss expenses, we consider many factors, including trends for inflation, historical paid and reported losses, large loss activity and other data or information for the industry
Cincinnati Financial Corporation Second-Quarter 2023 10-Q

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
Commercial umbrella coverages, part of our commercial casualty line of business that help protect businesses against liability from occurrences such as accidents or injuries, contributed a decrease of approximately 1.9 percentage points to the commercial lines segment six-month 2023 ratio for loss and loss expenses increase of 0.3% shown in the table above. For the first six months of 2023, incurred losses and loss expenses for commercial umbrella coverages of $174 million decreased $24 million or 12%, compared with the same period of 2022, including a decrease of $3 million or 5% for the IBNR portion, while earned premiums of $254 million increased 5%. The estimated combined ratio for commercial umbrella for the first six months of 2023 was 97%, compared with an estimated 112% for the same period of 2022.
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
Catastrophe losses and loss expenses accounted for 11.1 and 10.7 percentage points of the combined ratio for the second quarter and first six months of 2023, compared with 12.6 and 7.1 percentage points for the same periods a year ago. Through 2022, the 10-year annual average for that catastrophe measure for the commercial lines segment was 5.5 percentage points, and the five-year annual average was 6.2 percentage points.
The net effect of reserve development on prior accident years during the second quarter and first six months of 2023 was favorable for commercial lines overall by $59 million and $91 million, compared with $29 million and $47 million for the same periods in 2022. For the first six months of 2023, our commercial casualty, workers' compensation and commercial property lines of business were the main contributors to the commercial lines net favorable reserve development on prior accident years. The net favorable reserve development recognized during the first six months of 2023 for our commercial lines insurance segment was mainly for accident years 2022 and 2020 and was primarily due to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2022 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 53.
The commercial lines underwriting expense ratio decreased for the second quarter and first six months of 2023, compared with the same periods a year ago. The decrease for second-quarter 2023 was primarily due to premium growth outpacing growth in various expenses while the six-month 2023 decrease was mostly due to a decrease in profit-sharing commissions for agencies. The ratios also included ongoing expense management efforts and higher earned premiums.

Cincinnati Financial Corporation Second-Quarter 2023 10-Q

Commercial Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change
Current accident year losses greater than $5 million	$28	$15	87	$58	$31	87
Current accident year losses $2 million - $5 million	28	29	(3)	40	66	(39)
Large loss prior accident year reserve development	19	22	(14)	22	29	(24)
Total large losses incurred	75	66	14	120	126	(5)
Losses incurred but not reported	29	61	(52)	154	99	56
Other losses excluding catastrophe losses	384	401	(4)	719	763	(6)
Catastrophe losses	115	124	(7)	221	135	64
Total losses incurred	$603	$652	(8)	$1,214	$1,123	8

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	2.6%	1.4%	1.2	2.8%	1.6%	1.2
Current accident year losses $2 million - $5 million	2.7	3.0	(0.3)	1.9	3.3	(1.4)
Large loss prior accident year reserve development	1.8	2.2	(0.4)	1.0	1.5	(0.5)
Total large loss ratio	7.1	6.6	0.5	5.7	6.4	(0.7)
Losses incurred but not reported	2.7	6.1	(3.4)	7.2	5.1	2.1
Other losses excluding catastrophe losses	35.9	40.4	(4.5)	33.9	39.0	(5.1)
Catastrophe losses	10.8	12.5	(1.7)	10.4	6.9	3.5
Total loss ratio	56.5%	65.6%	(9.1)	57.2%	57.4%	(0.2)

We continue to monitor new losses and case reserve increases greater than $2 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The second-quarter 2023 commercial lines total large losses incurred of $75 million, net of reinsurance, was higher than the quarterly average of $56 million during full-year 2022 and the $66 million of total large losses incurred for the second quarter of 2022. The decrease in commercial lines large losses for the first six months of 2023 was primarily due to our commercial casualty line of business. The second-quarter 2023 ratio for commercial lines total large losses was 0.5 percentage points higher than last year's second-quarter ratio. The second-quarter 2023 amount of total large losses incurred unfavorably contributed to the decrease in the six-month 2023 total large loss ratio, compared with 2022, as it partially offset a first-quarter 2023 ratio that was 2.0 points lower than the first quarter of 2022. We believe results for the three- and six-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $2 million.

Cincinnati Financial Corporation Second-Quarter 2023 10-Q

PERSONAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change
Earned premiums	$493	$413	19	$957	$815	17
Fee revenues	1	1	0	2	2	0
Total revenues	494	414	19	959	817	17
Loss and loss expenses from:
Current accident year before catastrophe losses	291	263	11	568	484	17
Current accident year catastrophe losses	108	90	20	248	118	110
Prior accident years before catastrophe losses	(4)	(2)	(100)	(10)	(15)	33
Prior accident years catastrophe losses	(11)	(12)	8	(36)	(33)	(9)
Loss and loss expenses	384	339	13	770	554	39
Underwriting expenses	146	124	18	282	247	14
Underwriting profit (loss)	$(36)	$(49)	27	$(93)	$16	nm

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	58.9%	63.5%	(4.6)	59.4%	59.3%	0.1
Current accident year catastrophe losses	21.9	21.9	0.0	25.8	14.5	11.3
Prior accident years before catastrophe losses	(0.7)	(0.5)	(0.2)	(1.0)	(1.8)	0.8
Prior accident years catastrophe losses	(2.2)	(2.8)	0.6	(3.7)	(4.0)	0.3
Loss and loss expenses	77.9	82.1	(4.2)	80.5	68.0	12.5
Underwriting expenses	29.7	30.0	(0.3)	29.5	30.2	(0.7)
Combined ratio	107.6%	112.1%	(4.5)	110.0%	98.2%	11.8

Combined ratio	107.6%	112.1%	(4.5)	110.0%	98.2%	11.8
Contribution from catastrophe losses and prior years reserve development	19.0	18.6	0.4	21.1	8.7	12.4
Combined ratio before catastrophe losses and prior years reserve development	88.6%	93.5%	(4.9)	88.9%	89.5%	(0.6)

Overview
Performance highlights for the personal lines segment include:
•Premiums – Personal lines earned premiums and net written premiums continued to grow during the second quarter and first six months of 2023, including increased new business and renewal written premiums that included higher average pricing. Cincinnati Private ClientSM net written premiums included in the personal lines insurance segment results totaled approximately $349 million and $582 million for the second quarter and first six months of 2023, compared with $259 million and $435 million for the same periods of 2022. Cincinnati Private Client net written premiums for the respective periods included excess and surplus lines homeowner policies with premiums totaling $32 million in second-quarter 2023, $51 million in first-half 2023, $19 million in second-quarter 2022 and $34 million for the first six months of 2022. The table below analyzes the primary components of premiums.
Agency renewal written premiums increased 24% and 20% for the second quarter and first six months of 2023, reflecting rate increases in selected states, a higher level of insured exposures and other factors such as higher policy retention rates and changes in policy deductibles or mix of business. Part of the insured exposure increase reflects our response to inflation effects that increase the cost of building materials to repair damaged homes.
We estimate that premium rates for our personal auto line of business increased at average percentages in the high-single-digit range during the first six months of 2023. We plan to increase rates more aggressively in future quarters and we expect full-year 2023 written premiums will include an average rate increase of approximately 10% for our personal auto line of business. For our homeowner line of business, we estimate that premium rates for the first six months of 2023 increased at average percentages in the mid-single-digit range. For both our personal auto and homeowner lines of business, some individual policies experienced lower or higher rate
Cincinnati Financial Corporation Second-Quarter 2023 10-Q

changes based on each risk's specific characteristics and enhanced pricing precision enabled by predictive models.
Personal lines new business written premiums increased $18 million or 20% for the second quarter, compared with the same period of 2022 with all of the increase occurring in the middle market part of our personal lines insurance segment. For the first six months of 2023, compared with the same period of 2022, personal lines new business written premiums increased $45 million or 32%, including approximately $13 million from Cincinnati Private Client policies and $32 million from middle-market policies. We believe we maintained underwriting and pricing discipline across all personal lines markets as we expanded use of enhanced pricing precision tools.
Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. For our personal lines insurance segment, an increase in 2023 ceded premiums reduced net written premiums by $2 million and $11 million for the second quarter and first six months, compared with the same periods of 2022.
Personal Lines Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change
Agency renewal written premiums	$541	$438	24	$929	$771	20
Agency new business written premiums	106	88	20	185	140	32
Other written premiums	(18)	(16)	(13)	(37)	(27)	(37)
Net written premiums	629	510	23	1,077	884	22
Unearned premium change	(136)	(97)	(40)	(120)	(69)	(74)
Earned premiums	$493	$413	19	$957	$815	17

•Combined ratio – Our personal lines combined ratio for the second quarter of 2023 improved by 4.5 percentage points, compared with second-quarter 2022, despite an increase of 0.6 points in losses from catastrophes. The second-quarter 2023 combined ratio also included a decrease of 4.6 percentage points from current accident year loss and loss expenses before catastrophe losses, including an increase of 1.2 points in the IBNR portion and a decrease of 5.8 points for the case incurred portion. For the first six months of 2023, the combined ratio increased by 11.8 percentage points, compared with the same period a year ago, including an increase of 11.6 points in losses from catastrophes. The six-month 2023 combined ratio also included an increase of 0.1 points from current accident year loss and loss expenses before catastrophe losses, including an increase of 5.1 points in the IBNR portion and a decrease of 5.0 points for the case incurred portion. Those current accident year ratios were measured as of June 30 of the respective years and included decreases of 2.6 points and 1.4 points in the ratio for large losses of $2 million or more per claim, discussed below.
When estimating the ultimate cost of total loss and loss expenses, we consider many factors, including trends in inflation, historical paid and reported losses, large loss activity and other data or information for the industry or our company. Elevated inflation was a driver of higher losses and loss expenses as costs have increased significantly to repair damaged autos or homes that we insure. Due to increased uncertainty regarding ultimate losses, we intend to remain prudent in reserving for estimated ultimate losses until longer-term loss cost trends become more clear. For example, for the first six months of 2023, personal auto incurred loss and loss expenses before catastrophe losses increased $33 million or 15%, compared with the same period of 2022, in part due to paid losses increasing $29 million or 18% while earned premiums rose 10%.
Catastrophe losses and loss expenses accounted for 19.7 and 22.1 percentage points of the combined ratio for the second quarter and first six months of 2023, compared with 19.1 and 10.5 points for the same periods a year ago. The 10-year annual average catastrophe loss ratio for the personal lines segment through 2022 was 10.6 percentage points, and the five-year annual average was 12.0 percentage points.
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
Cincinnati Financial Corporation Second-Quarter 2023 10-Q

The net effect of reserve development on prior accident years during the second quarter and first six months of 2023 was favorable for personal lines overall by $15 million and $46 million, compared with $14 million and $48 million of favorable development for the same periods of 2022. Our homeowner line of business was the primary contributor to the personal lines net favorable reserve development for the first six months of 2023. The net favorable reserve development was primarily due to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2022 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 53.
The personal lines underwriting expense ratio decreased for the second quarter and first six months of 2023, compared with the same periods a year ago. The decrease for second-quarter 2023 was primarily due to premium growth outpacing growth in various expenses while the six-month 2023 decrease was mainly due to a decrease in profit-sharing commissions for agencies. The ratios also included ongoing expense management efforts and higher earned premiums.
Personal Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change
Current accident year losses greater than $5 million	$15	$23	(35)	$21	$30	(30)
Current accident year losses $2 million - $5 million	7	5	40	10	7	43
Large loss prior accident year reserve development	1	—	nm	7	2	250
Total large losses incurred	23	28	(18)	38	39	(3)
Losses incurred but not reported	26	12	117	53	(2)	nm
Other losses excluding catastrophe losses	194	187	4	381	363	5
Catastrophe losses	93	78	19	206	84	145
Total losses incurred	$336	$305	10	$678	$484	40

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	3.0%	5.7%	(2.7)	2.2%	3.7%	(1.5)
Current accident year losses $2 million - $5 million	1.4	1.3	0.1	1.0	0.9	0.1
Large loss prior accident year reserve development	0.2	—	0.2	0.8	0.2	0.6
Total large loss ratio	4.6	7.0	(2.4)	4.0	4.8	(0.8)
Losses incurred but not reported	5.3	3.1	2.2	5.6	(0.2)	5.8
Other losses excluding catastrophe losses	39.4	44.8	(5.4)	39.7	44.5	(4.8)
Catastrophe losses	19.0	18.8	0.2	21.6	10.2	11.4
Total loss ratio	68.3%	73.7%	(5.4)	70.9%	59.3%	11.6

We continue to monitor new losses and case reserve increases greater than $2 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the second quarter of 2023, the personal lines total large loss ratio, net of reinsurance, was 2.4 percentage points lower than last year's second quarter. The decrease in personal lines large losses for the first six months of 2023 occurred primarily for the umbrella coverage in our other personal line of business. The second-quarter 2023 amount of total large losses incurred helped contribute to the decrease in the six-month 2023 total large loss ratio, compared with 2022, offsetting a first-quarter 2023 ratio that was 0.6 points higher than the first quarter of 2022. We believe results for the three- and six-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $2 million.

Cincinnati Financial Corporation Second-Quarter 2023 10-Q

EXCESS AND SURPLUS LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change
Earned premiums	$132	$124	6	$259	$236	10
Fee revenues	1	—	nm	1	1	0
Total revenues	133	124	7	260	237	10

Loss and loss expenses from:
Current accident year before catastrophe losses	92	73	26	180	143	26
Current accident year catastrophe losses	2	2	0	4	3	33
Prior accident years before catastrophe losses	(6)	(1)	(500)	(14)	(6)	(133)
Prior accident years catastrophe losses	1	—	nm	—	—	0
Loss and loss expenses	89	74	20	170	140	21
Underwriting expenses	33	31	6	66	62	6
Underwriting profit	$11	$19	(42)	$24	$35	(31)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	69.7%	59.5%	10.2	69.5%	60.6%	8.9
Current accident year catastrophe losses	1.4	1.2	0.2	1.4	1.3	0.1
Prior accident years before catastrophe losses	(4.7)	(0.4)	(4.3)	(5.4)	(2.4)	(3.0)
Prior accident years catastrophe losses	0.0	(0.1)	0.1	(0.1)	(0.2)	0.1
Loss and loss expenses	66.4	60.2	6.2	65.4	59.3	6.1
Underwriting expenses	25.8	24.9	0.9	25.7	26.2	(0.5)
Combined ratio	92.2%	85.1%	7.1	91.1%	85.5%	5.6

Combined ratio	92.2%	85.1%	7.1	91.1%	85.5%	5.6
Contribution from catastrophe losses and prior years reserve development	(3.3)	0.7	(4.0)	(4.1)	(1.3)	(2.8)
Combined ratio before catastrophe losses and prior years reserve development	95.5%	84.4%	11.1	95.2%	86.8%	8.4

Overview
Performance highlights for the excess and surplus lines segment include:
•Premiums – Excess and surplus lines earned premiums and net written premiums continued to grow during the second quarter and first six months of 2023, compared with the same periods a year ago, reflecting increases in agency new business and renewal written premiums. Renewal written premiums rose 6% for the second quarter and 9% for the six months ended June 30, 2023, compared with the same periods of 2022, largely due to higher renewal pricing. For both 2023 periods, excess and surplus lines policy renewals experienced estimated average price increases at percentages in the high-single-digit range. We measure average changes in excess and surplus lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies.
New business written premiums produced by agencies increased by 45% for the second quarter and 25% for the first six months of 2023 compared with the same periods of 2022, as we continued to carefully underwrite each policy in a highly competitive market. Some of what we report as new business came from accounts that were not new to our agents. We believe our agents' seasoned accounts tend to be priced more accurately than business that may be less familiar to them.
Cincinnati Financial Corporation Second-Quarter 2023 10-Q

Excess and Surplus Lines Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change
Agency renewal written premiums	$117	$110	6	$223	$204	9
Agency new business written premiums	48	33	45	86	69	25
Other written premiums	(9)	(8)	(13)	(17)	(14)	(21)
Net written premiums	156	135	16	292	259	13
Unearned premium change	(24)	(11)	(118)	(33)	(23)	(43)
Earned premiums	$132	$124	6	$259	$236	10

•Combined ratio – The excess and surplus lines combined ratio increased by 7.1 percentage points for the second quarter and 5.6 points for the first six months of 2023, compared with the same periods of 2022, primarily due to higher current accident year loss and loss expenses before catastrophe losses.
The second-quarter 2023 ratio for current accident year loss and loss expenses before catastrophe losses was 10.2 percentage points higher, compared with the 59.5% accident year 2022 ratio measured as of June 30, 2022, including an increase of 20.4 points for the IBNR portion and a decrease of 10.2 points for the case incurred portion. The six-month 2023 ratio for current accident year loss and loss expenses before catastrophe losses was 8.9 percentage points higher, compared with the 60.6% accident year 2022 ratio measured as of June 30, 2022, including an increase of 17.0 points for the IBNR portion and a decrease of 8.1 points for the case incurred portion.

Excess and surplus lines net reserve development on prior accident years, as a ratio to earned premiums, was a favorable 4.7% for the second quarter and 5.5% for the first six months of 2023, compared with 0.5% and 2.6% for the same periods of 2022. The $14 million of net favorable reserve development recognized during the first six months of 2023 was mostly for accident year 2022. The favorable reserve development was due primarily to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2022 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 53.

The excess and surplus lines underwriting expense ratio increased for the second quarter, mainly due to higher reinsurance commissions, and decreased for the first six months of 2023, compared with the same periods of 2022. Both 2023 periods benefited from ongoing expense management efforts and premium growth.

Cincinnati Financial Corporation Second-Quarter 2023 10-Q

Excess and Surplus Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change
Current accident year losses greater than $5 million	$—	$—	nm	$—	$—	nm
Current accident year losses $2 million - $5 million	—	2	(100)	—	2	(100)
Large loss prior accident year reserve development	(1)	—	nm	(1)	—	nm
Total large losses incurred	(1)	2	nm	(1)	2	nm
Losses incurred but not reported	20	1	nm	47	13	262
Other losses excluding catastrophe losses	45	46	(2)	73	82	(11)
Catastrophe losses	2	2	0	3	3	0
Total losses incurred	$66	$51	29	$122	$100	22

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	—%	—%	0.0	—%	—%	0.0
Current accident year losses $2 million - $5 million	—	1.6	(1.6)	—	0.8	(0.8)
Large loss prior accident year reserve development	(0.4)	—	(0.4)	(0.3)	—	(0.3)
Total large loss ratio	(0.4)	1.6	(2.0)	(0.3)	0.8	(1.1)
Losses incurred but not reported	15.2	0.7	14.5	18.0	5.4	12.6
Other losses excluding catastrophe losses	33.5	38.1	(4.6)	28.1	34.9	(6.8)
Catastrophe losses	1.3	1.1	0.2	1.2	1.1	0.1
Total loss ratio	49.6%	41.5%	8.1	47.0%	42.2%	4.8

We continue to monitor new losses and case reserve increases greater than $2 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the second quarter of 2023, the excess and surplus lines total ratio for large losses, net of reinsurance, was 2.0 percentage points lower than last year's second quarter. The second-quarter 2023 amount of total large losses incurred helped contribute to the decrease in the six-month 2023 total large loss ratio, compared with 2022, in addition to a first-quarter 2023 ratio that was 0.3 points lower than the first quarter of 2022. We believe results for the three- and six-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $2 million.

Cincinnati Financial Corporation Second-Quarter 2023 10-Q

LIFE INSURANCE RESULTS

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change
Earned premiums	$80	$76	5	$157	$151	4
Fee revenues	3	1	200	5	2	150
Total revenues	83	77	8	162	153	6
Contract holders' benefits incurred	78	82	(5)	159	158	1
Investment interest credited to contract holders	(30)	(28)	(7)	(60)	(55)	(9)
Underwriting expenses incurred	22	22	0	42	42	0
Total benefits and expenses	70	76	(8)	141	145	(3)
Life insurance segment profit	$13	$1	nm	$21	$8	163

Overview
Performance highlights for the life insurance segment include:
•Revenues – Revenues increased for the six months ended June 30, 2023, compared with the same period a year ago, driven by higher earned premiums from term life insurance, our largest life insurance product line.
Net in-force life insurance policy face amounts increased 1% to $81.620 billion at June 30, 2023, from $80.482 billion at year-end 2022.
Fixed annuity deposits received for the three and six months ended June 30, 2023, were $15 million and $25 million, compared with $5 million and $13 million for the same periods of 2022. Fixed annuity deposits have a minimal impact to earned premiums because deposits received are initially recorded as liabilities. Profit is earned over time by way of interest rate spreads. We do not write variable or equity-indexed annuities.
Life Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change
Term life insurance	$58	$56	4	$114	$110	4
Whole life insurance	13	12	8	25	23	9
Universal life and other	9	8	13	18	18	0
Net earned premiums	$80	$76	5	$157	$151	4

•Profitability – Our life insurance segment typically reports a smaller profit compared with the life insurance subsidiary because profits from investment income spreads are included in our investments segment results. We include only investment income credited to contract holders (including interest assumed in life insurance policy reserve calculations) in our life insurance segment results. A profit of $21 million for our life insurance segment in the first six months of 2023, compared with a profit of $8 million for the same period of 2022, was primarily due to more favorable mortality experience and higher fee revenues.

Life insurance segment benefits and expenses consist principally of contract holders' (policyholders') benefits incurred related to traditional life and interest-sensitive products and operating expenses incurred, net of deferred acquisition costs. Total benefits decreased in the first six months of 2023 due to more favorable mortality experience. Life policy and investment contract reserves increased with continued growth in net in-force life insurance policy face amounts and a decrease in market value discount rates. Mortality results decreased compared with the same period of 2022, in part due to pandemic-related death claims incurred in the first three months of last year.

Underwriting expenses for the first six months of 2023 were consistent with the same period a year ago.

We recognize that assets under management, capital appreciation and investment income are integral to evaluating the success of the life insurance segment because of the long duration of life products.
Cincinnati Financial Corporation Second-Quarter 2023 10-Q

On a basis that includes investment income and investment gains or losses from life-insurance-related invested assets, the life insurance subsidiary reported net income of $21 million and $40 million for the three and six months ended June 30, 2023, compared with $11 million and $28 million for the three and six months ended June 30, 2022. The life insurance subsidiary portfolio had net after-tax investment losses of $2 million and $1 million for the three and six months ended June 30, 2023, compared with less than $1 million for the three and six months ended June 30, 2022.

INVESTMENTS RESULTS
Overview
The investments segment contributes investment income and investment gains and losses to results of operations. Investments traditionally are our primary source of pretax and after-tax profits.
Investment Income
Pretax investment income grew 13% for both the second quarter and first six months of 2023, compared with the same periods of 2022. Interest income increased by $23 million and $40 million for the three and six months ended June 30, 2023, as net purchases of fixed-maturity securities in recent quarters and rising bond yields are working to generally offset effects of the low interest rate environment of the past several years. Although dividend rates generally are increasing more slowly, our minor asset allocation adjustments in our equity portfolio and net purchases of equity securities in recent quarters partially offset the effect of a $5 million special dividend from one of our holdings in the second quarter of 2022, as dividend income decreased by $2 million and $1 million for the three and six months ended June 30, 2023.

Investments Results

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change
Total investment income, net of expenses	$220	$195	13	$430	$380	13
Investment interest credited to contract holders	(30)	(28)	(7)	(60)	(55)	(9)
Investment gains and losses, net	434	(1,154)	nm	540	(1,820)	nm
Investments profit (loss), pretax	$624	$(987)	nm	$910	$(1,495)	nm

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

(Dollars in millions)	% Yield	Principal redemptions
At June 30, 2023
Fixed-maturity pretax yield profile:
Expected to mature during the remainder of 2023	4.24%	$380
Expected to mature during 2024	4.82	1,140
Expected to mature during 2025	4.68	1,342
Average yield and total expected maturities from the remainder of 2023 through 2025	4.68	$2,862

Cincinnati Financial Corporation Second-Quarter 2023 10-Q

The table below shows the average pretax yield-to-amortized cost for fixed-maturity securities acquired during the periods indicated. The average yield for total fixed-maturity securities acquired during the first six months of 2023 was higher than the 4.22% average yield-to-amortized cost of the fixed-maturity securities portfolio at the end of 2022. Our fixed-maturity portfolio's average yield of 4.30% for the first six months of 2023, from the investment income table below, was also higher than the 4.22% yield for the year-end 2022 fixed-maturities portfolio.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Average pretax yield-to-amortized cost on new fixed-maturities:
Acquired taxable fixed-maturities	6.10%	4.98%	6.33%	4.39%
Acquired tax-exempt fixed-maturities	4.21	4.00	4.21	3.57
Average total fixed-maturities acquired	5.88	4.75	6.04	4.23

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

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change
Investment income:
Interest	$147	$124	19	$287	$247	16
Dividends	70	72	(3)	136	137	(1)
Other	6	2	200	13	3	333
Less investment expenses	3	3	0	6	7	(14)
Investment income, pretax	220	195	13	430	380	13
Less income taxes	35	31	13	69	60	15
Total investment income, after-tax	$185	$164	13	$361	$320	13

Investment returns:
Average invested assets plus cash and cash equivalents	$25,114	$23,918		$25,001	$24,255
Average yield pretax	3.50%	3.26%		3.44%	3.13%
Average yield after-tax	2.95	2.74		2.89	2.64
Effective tax rate	16.2	15.9		16.1	15.8

Fixed-maturity returns:
Average amortized cost	$13,535	$12,414		$13,344	$12,364
Average yield pretax	4.34%	4.00%		4.30%	4.00%
Average yield after-tax	3.59	3.31		3.55	3.32
Effective tax rate	17.4	17.1		17.4	17.0

Cincinnati Financial Corporation Second-Quarter 2023 10-Q

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

The table below summarizes total investment gains and losses, before taxes.

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Investment gains and losses:
Equity securities:
Investment gains and losses on securities sold, net	$—	$5	$(4)	$37
Unrealized gains and losses on securities still held, net	459	(1,175)	568	(1,882)
Subtotal	459	(1,170)	564	(1,845)
Fixed maturities:
Gross realized gains	—	2	1	6
Gross realized losses	—	(2)	(1)	(3)
Write-down of impaired securities with intent to sell	(4)	—	(4)	—
Subtotal	(4)	—	(4)	3
Other	(21)	16	(20)	22
Total investment gains and losses reported in net income	434	(1,154)	540	(1,820)
Change in unrealized investment gains and losses:
Fixed maturities	(154)	(610)	9	(1,356)
Total	$280	$(1,764)	$549	$(3,176)

Of the 4,673 fixed-maturity securities in the portfolio, 23 securities were trading below 70% of amortized cost at June 30, 2023. Our asset impairment committee regularly monitors the portfolio, including a quarterly review of the entire portfolio for potential credit losses. We believe that if liquidity in the markets were to significantly deteriorate or economic conditions were to significantly weaken, we could experience declines in portfolio values and possibly increases in the allowance for credit losses or write-downs to fair value.

Fixed-maturity securities written down to fair value due to an intention to be sold were $4 million for the first six months of 2023, in addition to $3 million in changes in the allowance for credit losses. Fixed-maturity securities written down to fair value due to an intention to be sold and changes in the allowance for credit losses were each less than $1 million for the first six months of 2022.

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Fixed maturities:
Real estate	$4	$—	$4	$—
Total fixed maturities	$4	$—	$4	$—

Cincinnati Financial Corporation Second-Quarter 2023 10-Q

OTHER
We report as Other the noninvestment operations of the parent company and a noninsurance subsidiary, CFC Investment Company. We also report as Other the underwriting results of Cincinnati Re and Cincinnati Global, including earned premiums, loss and loss expenses and underwriting expenses in the table below.

Total revenues for the first six months of 2023 for our Other operations increased, compared with the same period of 2022, primarily due to earned premiums from Cincinnati Re and Cincinnati Global, with increases of $40 million and $18 million, respectively. Cincinnati Re had $272 million of earned premiums for the first six months of 2023 and generated an underwriting profit of $63 million. Cincinnati Global had $94 million of earned premiums for the first six months of 2023 and generated an underwriting profit of $12 million. Total expenses for Other increased for the first six months of 2023, primarily due to loss and loss expenses and underwriting expenses in aggregate from Cincinnati Re and Cincinnati Global.

Other profit in the table below represents profit or losses before income taxes. For all periods shown, total other income was driven by underwriting profit from Cincinnati Re and Cincinnati Global.

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change
Interest and fees on loans and leases	$1	$2	(50)	$3	$3	0
Earned premiums	172	166	4	366	308	19
Other revenues	1	1	0	2	2	0
Total revenues	174	169	3	371	313	19
Interest expense	13	13	0	27	26	4
Loss and loss expenses	81	77	5	183	166	10
Underwriting expenses	52	49	6	108	94	15
Operating expenses	7	5	40	12	9	33
Total expenses	153	144	6	330	295	12
Total other income	$21	$25	(16)	$41	$18	128

TAXES
We had $132 million and $175 million of income tax expense for the three and six months ended June 30, 2023, compared with $235 million and $320 million of income tax benefit for the same periods of 2022. The effective tax rate for the three and six months ended June 30, 2023, was 19.8% and 18.7% compared with 22.3% and 22.8% for the same periods last year. The change in our effective tax rate between periods was primarily due to large changes in our net investment gains and losses included in income for the periods and changes in underwriting income.

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

Cincinnati Financial Corporation Second-Quarter 2023 10-Q

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2023, shareholders' equity was $11.030 billion, compared with $10.562 billion at December 31, 2022. Total debt was $814 million at June 30, 2023, compared with $839 million at December 31, 2022. At June 30, 2023, cash and cash equivalents totaled $748 million, compared with $1.264 billion at December 31, 2022.

In addition to our historically positive operating cash flow to meet the needs of operations, we have the ability to slow investing activities or sell a portion of our high-quality, liquid investment portfolio if such need arises. We also have additional capacity to borrow on our revolving short-term line of credit, as described further below.

SOURCES OF LIQUIDITY

Subsidiary Dividends
Our lead insurance subsidiary declared dividends of $284 million to the parent company in the first half of 2023, compared with $504 million for the same period of 2022. For full-year 2022, our lead insurance subsidiary paid dividends totaling $729 million to the parent company. State of Ohio regulatory requirements restrict the dividends our insurance subsidiary can pay. For full-year 2023, total dividends that our insurance subsidiary can pay to our parent company without regulatory approval are approximately $651 million.

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

The table below shows a summary of the operating cash flow for property casualty insurance (direct method):

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change
Premiums collected	$1,939	$1,763	10	$3,781	$3,477	9
Loss and loss expenses paid	(1,081)	(892)	(21)	(2,127)	(1,782)	(19)
Commissions and other underwriting expenses paid	(546)	(489)	(12)	(1,256)	(1,200)	(5)
Cash flow from underwriting	312	382	(18)	398	495	(20)
Investment income received	149	138	8	296	266	11
Cash flow from operations	$461	$520	(11)	$694	$761	(9)

Collected premiums for property casualty insurance rose $304 million during the first six months of 2023, compared with the same period in 2022. Loss and loss expenses paid for the 2023 period increased $345 million. Commissions and other underwriting expenses paid increased $56 million.

We discuss our future obligations for claims payments and for underwriting expenses in our 2022 Annual Report on Form 10-K, Item 7, Obligations, Page 96.
Cincinnati Financial Corporation Second-Quarter 2023 10-Q

Capital Resources
At June 30, 2023, our debt-to-total-capital ratio was 6.9%, considerably below our 35% covenant threshold, with $789 million in long-term debt and $25 million in borrowing on our revolving short-term line of credit. At June 30, 2023, $275 million was available for future cash management needs as part of the general provisions of the line of credit agreement, with another $300 million available as part of an accordion feature. Based on our capital requirements at June 30, 2023, we do not anticipate a material increase in debt levels exceeding the available line of credit amount during the year. As a result, we expect changes in our debt-to-total-capital ratio to continue to be largely a function of the contribution of unrealized investment gains or losses to shareholders' equity. We have an unsecured letter of credit agreement which provides a portion of the capital needed to support Cincinnati Global's obligations at Lloyd's. The amount of this unsecured letter of credit agreement was $94 million at June 30, 2023, with no amounts drawn.

On March 23, 2023, we amended our line of credit agreement to replace LIBOR with SOFR plus a credit spread adjustment.

We provide details of our three long-term notes in this quarterly report Item 1, Note 3, Fair Value Measurements. None of the notes are encumbered by rating triggers.

Four independent ratings firms award insurer financial strength ratings to our property casualty insurance companies and three firms rate our life insurance company. Those firms made no changes to our parent company debt ratings during the first half of 2023. Our debt ratings are discussed in our 2022 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, Long-Term Debt, Page 95.

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
•Commissions – Commissions paid were $834 million in the first half of 2023. Commission payments generally track with written premiums, except for annual profit-sharing commissions typically paid during the first quarter of the year.
•Other underwriting expenses – Many of our underwriting expenses are not contractual obligations, but reflect the ongoing expenses of our business. Noncommission underwriting expenses paid were $422 million in the first half of 2023.
There were no contributions to our qualified pension plan during the first half of 2023.

Cincinnati Financial Corporation Second-Quarter 2023 10-Q

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

Uses of Capital
Uses of cash to enhance shareholder return include dividends to shareholders and shares acquired under our repurchase program. In January 2023, the board of directors declared regular quarterly cash dividends of 75 cents per share for an indicated annual rate of $3.00 per share. During the first six months of 2023, we used $223 million to pay cash dividends to shareholders.

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

Total gross reserves at June 30, 2023, increased $471 million compared with December 31, 2022. Case loss reserves increased by $187 million, IBNR loss reserves increased by $207 million and loss expense reserves increased by $77 million. The total gross increase was primarily due to our commercial casualty, commercial property and homeowner lines of business and also Cincinnati Re and our excess and surplus lines insurance segment.

Cincinnati Financial Corporation Second-Quarter 2023 10-Q

Property Casualty Gross Reserves

(Dollars in millions)	Loss reserves		Loss expense reserves	Total gross reserves
	Case reserves	IBNR reserves			Percent of total
At June 30, 2023
Commercial lines insurance:
Commercial casualty	$1,132	$1,066	$753	$2,951	33.5%
Commercial property	464	141	75	680	7.7
Commercial auto	432	303	138	873	9.9
Workers' compensation	460	526	88	1,074	12.2
Other commercial	104	24	128	256	2.9
Subtotal	2,592	2,060	1,182	5,834	66.2
Personal lines insurance:
Personal auto	218	91	68	377	4.3
Homeowner	226	146	52	424	4.8
Other personal	96	110	6	212	2.4
Subtotal	540	347	126	1,013	11.5
Excess and surplus lines	322	303	217	842	9.6
Cincinnati Re	153	693	5	851	9.7
Cincinnati Global	156	108	3	267	3.0
Total	$3,763	$3,511	$1,533	$8,807	100.0%
At December 31, 2022
Commercial lines insurance:
Commercial casualty	$1,163	$938	$722	$2,823	33.9%
Commercial property	301	256	71	628	7.5
Commercial auto	449	258	131	838	10.1
Workers' compensation	434	521	85	1,040	12.4
Other commercial	98	16	125	239	2.9
Subtotal	2,445	1,989	1,134	5,568	66.8
Personal lines insurance:
Personal auto	222	64	64	350	4.2
Homeowner	189	138	49	376	4.5
Other personal	99	86	5	190	2.3
Subtotal	510	288	118	916	11.0
Excess and surplus lines	302	256	195	753	9.0
Cincinnati Re	156	639	6	801	9.6
Cincinnati Global	163	132	3	298	3.6
Total	$3,576	$3,304	$1,456	$8,336	100.0%

LIFE POLICY AND INVESTMENT CONTRACT RESERVES
Gross life policy and investment contract reserves were $3.038 billion at June 30, 2023, compared with $3.015 billion at year-end 2022, reflecting continued growth in life insurance policies in force and a decrease in market value discount rates. We discussed our life insurance reserving practices in our 2022 Annual Report on Form 10-K, Item 7, Life Insurance Policyholder Obligations and Reserves, Page 103, and updated that disclosure in this quarterly report Item 1, Note 1, Accounting Policies.
Cincinnati Financial Corporation Second-Quarter 2023 10-Q

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

The fair value of our investment portfolio was $23.372 billion at June 30, 2023, up $1,399 million from year-end 2022, including a $738 million increase in the fixed-maturity portfolio and a $661 million increase in the equity portfolio.

(Dollars in millions)	At June 30, 2023				At December 31, 2022
	Cost or amortized cost	Percent of total	Fair value	Percent of total	Cost or amortized cost	Percent of total	Fair value	Percent of total
Taxable fixed maturities	$9,696	53.6%	$8,966	38.4%	$9,020	52.2%	$8,299	37.8%
Tax-exempt fixed maturities	4,012	22.2	3,904	16.7	3,959	22.9	3,833	17.4
Common equities	3,939	21.8	10,124	43.3	3,851	22.3	9,454	43.0
Nonredeemable preferred equities	443	2.4	378	1.6	443	2.6	387	1.8
Total	$18,090	100.0%	$23,372	100.0%	$17,273	100.0%	$21,973	100.0%

At June 30, 2023, substantially all of our consolidated investment portfolio, measured at fair value, is classified as Level 1 or Level 2. See Item 1, Note 3, Fair Value Measurements, for additional discussion of our valuation techniques.

In addition to our investment portfolio, the total investments amount reported in our condensed consolidated balance sheets includes Other invested assets. Other invested assets included $368 million of private equity investments, $65 million of real estate through direct property ownership and development projects in the United States, $43 million in Lloyd's deposits and $31 million of life policy loans at June 30, 2023.
Cincinnati Financial Corporation Second-Quarter 2023 10-Q

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

In the first six months of 2023, the increase in fair value of our fixed-maturity portfolio reflected net purchases of securities and a small decrease in net unrealized losses, primarily due to a decrease in U.S. Treasury yields as well as a tightening of corporate credit spreads. At June 30, 2023, our fixed-maturity portfolio with an average rating of A2/A was valued at 93.9% of its amortized cost, compared with 93.5% at December 31, 2022.

At June 30, 2023, our investment-grade and noninvestment-grade fixed-maturity securities represented 81.0% and 3.9% of the portfolio, respectively. The remaining 15.1% represented fixed-maturity securities that were not rated by Moody's or S&P Global Ratings.

Attributes of the fixed-maturity portfolio include:

	At June 30, 2023		At December 31, 2022
Weighted average yield-to-amortized cost	4.55%		4.22%
Weighted average maturity	7.7	yrs	7.4	yrs
Effective duration	4.6	yrs	4.7	yrs

We discuss maturities of our fixed-maturity portfolio in our 2022 Annual Report on Form 10-K, Item 8, Note 2, Investments, Page 134, and in this quarterly report Item 2, Investments Results.
Cincinnati Financial Corporation Second-Quarter 2023 10-Q

TAXABLE FIXED MATURITIES
Our taxable fixed-maturity portfolio, with a fair value of $8.966 billion at June 30, 2023, included:

(Dollars in millions)	At June 30, 2023	At December 31, 2022
Investment-grade corporate	$6,652	$6,369
States, municipalities and political subdivisions	808	789
Noninvestment-grade corporate	498	500
Government-sponsored enterprises	574	183
Commercial mortgage-backed	210	234
United States government	204	191
Foreign government	20	33
Total	$8,966	$8,299

Our strategy is to buy, and typically hold, fixed-maturity investments to maturity, but we monitor credit profiles and fair value movements when determining holding periods for individual securities. With the exception of United States agency issues that include government-sponsored enterprises, no individual issuer's securities accounted for more than 1.3% of the taxable fixed-maturity portfolio at June 30, 2023. Our investment-grade corporate bonds had an average rating of Baa1 by Moody's or BBB by S&P Global Ratings and represented 74.2% of the taxable fixed-maturity portfolio's fair value at June 30, 2023, compared with 76.7% at year-end 2022.

The heaviest concentration in our investment-grade corporate bond portfolio, based on fair value at
June 30, 2023, was the financial sector. It represented 41.7% of our investment-grade corporate bond portfolio, compared with 42.7% at year-end 2022. The energy sector represented 11.4% and was 10.8% at year-end 2022. No other sector exceeded 10% of our investment-grade corporate bond portfolio.

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

Our taxable fixed-maturity portfolio at June 30, 2023, included $210 million of commercial mortgage-backed securities with an average rating of Aa2/AA-.
TAX-EXEMPT FIXED MATURITIES
At June 30, 2023, we had $3.904 billion of tax-exempt fixed-maturity securities with an average rating of Aa2/AA by Moody's and S&P Global Ratings. We traditionally have purchased municipal bonds focusing on general obligation and essential services issues, such as water, waste disposal or others. The portfolio is well diversified among approximately 1,700 municipal bond issuers. No single municipal issuer accounted for more than 0.6% of the tax-exempt fixed-maturity portfolio at June 30, 2023.

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

Cincinnati Financial Corporation Second-Quarter 2023 10-Q

The table below summarizes the effect of hypothetical changes in interest rates on the fair value of the fixed-maturity portfolio:

(Dollars in millions)	Effect from interest rate change in basis points
	-200	-100	—	100	200
At June 30, 2023	$14,056	$13,462	$12,870	$12,267	$11,660
At December 31, 2022	$13,300	$12,714	$12,132	$11,548	$10,974

The effective duration of the fixed-maturity portfolio as of June 30, 2023, was 4.6 years, down from 4.7 years at year-end 2022. The above table is a theoretical presentation showing that an instantaneous, parallel shift in the yield curve of 100 basis points could produce an approximately 4.6% change in the fair value of the fixed-maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value are to changes in the general level of interest rates, exclusive of call features. The fair values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.

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

EQUITY INVESTMENTS
Our equity investments, with a fair value totaling $10.502 billion at June 30, 2023, included $10.124 billion of common stock securities of companies generally with strong indications of paying and growing their dividends. Other criteria we evaluate include increasing sales and earnings, proven management and a favorable outlook. We believe our equity investment style is an appropriate long-term strategy. While our long-term financial position would be affected by prolonged changes in the market valuation of our investments, we believe our strong surplus position and cash flow provide a cushion against short-term fluctuations in valuation. Continued payment of cash dividends by the issuers of our common equity holdings can provide a floor to their valuation.

The table below summarizes the effect of hypothetical changes in market prices on fair value of our equity portfolio.

(Dollars in millions)	Effect from market price change in percent
	-30%	-20%	-10%	—	10%	20%	30%
At June 30, 2023	$7,351	$8,402	$9,452	$10,502	$11,552	$12,602	$13,653
At December 31, 2022	$6,889	$7,873	$8,857	$9,841	$10,825	$11,809	$12,793

At June 30, 2023, Apple Inc. (Nasdaq:AAPL) was our largest single common stock holding with a fair value of $892 million, or 8.8% of our publicly traded common stock portfolio and 3.8% of the total investment portfolio. Thirty-nine holdings among eight different sectors each had a fair value greater than $100 million.

Cincinnati Financial Corporation Second-Quarter 2023 10-Q

Common Stock Portfolio Industry Sector Distribution

	Percent of common stock portfolio
	At June 30, 2023		At December 31, 2022
	Cincinnati Financial	S&P 500 Industry Weightings	Cincinnati Financial	S&P 500 Industry Weightings
Sector:
Information technology	31.9%	28.3%	26.5%	25.7%
Industrials	12.4	8.5	11.9	8.7
Financial	12.3	12.4	13.6	11.7
Healthcare	12.2	13.4	15.0	15.8
Consumer staples	8.1	6.7	8.8	7.2
Consumer discretionary	7.4	10.7	7.7	9.8
Materials	4.6	2.4	5.0	2.7
Energy	4.4	4.1	5.0	5.2
Utilities	2.8	2.6	2.9	3.2
Real estate	2.5	2.5	2.3	2.7
Telecomm services	1.4	8.4	1.3	7.3
Total	100.0%	100.0%	100.0%	100.0%

UNREALIZED INVESTMENT GAINS AND LOSSES
At June 30, 2023, unrealized investment gains before taxes for the fixed-maturity portfolio totaled $62 million and unrealized investment losses amounted to $900 million before taxes.

The $838 million net unrealized loss position in our fixed-maturity portfolio at June 30, 2023, decreased in the first six months of 2023, primarily due to a decrease in U.S. Treasury yields as well as a tightening of corporate credit spreads. The net loss position for our current fixed-maturity holdings will naturally decline over time as individual securities approach maturity. In addition, changes in interest rates can cause rapid, significant changes in fair values of fixed-maturity securities and the net loss position, as discussed in Quantitative and Qualitative Disclosures About Market Risk.

For federal income tax purposes, taxes on gains from appreciated investments generally are not due until securities are sold. We believe that the appreciated value of equity securities, compared with the cost of securities that is generally used as a tax basis, is a useful measure to help evaluate how fair value can change over time. On this basis, the net unrealized investment gains at June 30, 2023, consisted of a net gain position in our equity portfolio of $6.120 billion. Events or factors such as economic growth or recession can affect the fair value and unrealized investment gains of our equity securities. The five largest holdings in our common stock portfolio were Apple, Microsoft (Nasdaq:MSFT), Broadcom Inc. (Nasdaq:AVGO), JPMorgan Chase & Co (NYSE:JPM) and UnitedHealth Group Inc. (NYSE:UNH), which had a combined fair value of $2.805 billion.

Unrealized Investment Losses
We expect the number of fixed-maturity securities trading below amortized cost to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, amortized costs for some securities are revised through write-downs recognized in prior periods. At June 30, 2023, 3,452 of the 4,673 fixed-maturity securities we owned had fair values below amortized cost, compared with 3,272 of the 4,521 securities we owned at year-end 2022. The 3,452 holdings with fair values below amortized cost at June 30, 2023, represented 80.7% of the fair value of our fixed-maturity investment portfolio and $900 million in unrealized losses.
•2,321 of the 3,452 holdings had fair value between 90% and 100% of amortized cost at June 30, 2023. These primarily consist of securities whose current valuation is largely the result of interest rate factors. The fair value of these 2,321 securities was $7.626 billion, and they accounted for $280 million in unrealized losses.
•1,108 of the 3,452 fixed-maturity holdings had fair value between 70% and 90% of amortized cost at
June 30, 2023. We believe the 1,108 fixed-maturity securities will continue to pay interest and ultimately pay
Cincinnati Financial Corporation Second-Quarter 2023 10-Q

principal upon maturity. The issuers of these 1,108 securities have strong cash flow to service their debt and meet their contractual obligation to make principal payments. The fair value of these securities was $2.720 billion, and they accounted for $602 million in unrealized losses.
•23 of the 3,452 fixed-maturity holdings had fair value below 70% of amortized cost at June 30, 2023. We believe these fixed-maturity securities will continue to pay interest and ultimately pay principal upon maturity. The fair value of these securities was $35 million, and they accounted for $18 million in unrealized losses.

The table below reviews fair values and unrealized losses by investment category and by the overall duration of the securities' continuous unrealized loss position.

(Dollars in millions)	Less than 12 months		12 months or more		Total
At June 30, 2023	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed-maturity securities:
Corporate	$2,133	$94	$4,347	$514	$6,480	$608
States, municipalities and political subdivisions	1,042	11	1,897	251	2,939	262
Government-sponsored enterprises	502	6	32	2	534	8
Commercial mortgage-backed	1	—	208	17	209	17
United States government	144	2	60	3	204	5
Foreign government	15	—	—	—	15	—
Total	$3,837	$113	$6,544	$787	$10,381	$900
At December 31, 2022
Fixed-maturity securities:
Corporate	$5,651	$412	$661	$168	$6,312	$580
States, municipalities and political subdivisions	2,600	274	77	29	2,677	303
Government-sponsored enterprises	123	3	3	—	126	3
Commercial mortgage-backed	215	13	14	3	229	16
United States government	146	3	41	2	187	5
Foreign government	25	1	4	—	29	1
Total	$8,760	$706	$800	$202	$9,560	$908

At June 30, 2023, applying our invested asset impairment policy, we determined that the total of $900 million, for securities in an unrealized loss position in the table above, was not the result of a credit loss.

During the first six months of 2023, one fixed-maturity security was written down to fair value, due to an intention to be sold, resulting in $4 million of noncash charges. Changes in allowance for credit losses were $3 million during the first six months of 2023. During the first six months of 2022, two fixed-maturity securities were written down to fair value, due to an intention to be sold, and changes in allowance for credit losses were each less than $1 million.

During the full year of 2022, we wrote down three securities and recorded $5 million in impairment charges. At December 31, 2022, 3,272 fixed-maturity securities with a total unrealized loss of $908 million were in an unrealized loss position. Of that total, 49 fixed-maturity securities had fair values below 70% of amortized cost.

Cincinnati Financial Corporation Second-Quarter 2023 10-Q

The following table summarizes the investment portfolio by severity of decline:

(Dollars in millions)	Number of issues	Amortized cost	Fair value	Gross unrealized gain (loss)	Gross investment income
At June 30, 2023
Taxable fixed maturities:
Fair valued below 70% of amortized cost	15	$33	$22	$(11)	$1
Fair valued at 70% to less than 100% of amortized cost	2,057	8,915	8,154	(761)	192
Fair valued at 100% and above of amortized cost	236	748	790	42	24
Investment income on securities sold in current year	—	—	—	—	6
Total	2,308	9,696	8,966	(730)	223
Tax-exempt fixed maturities:
Fair valued below 70% of amortized cost	8	20	13	(7)	—
Fair valued at 70% to less than 100% of amortized cost	1,372	2,313	2,192	(121)	35
Fair valued at 100% and above of amortized cost	985	1,679	1,699	20	29
Investment income on securities sold in current year	—	—	—	—	1
Total	2,365	4,012	3,904	(108)	65
Fixed-maturities summary:
Fair valued below 70% of amortized cost	23	53	35	(18)	1
Fair valued at 70% to less than 100% of amortized cost	3,429	11,228	10,346	(882)	227
Fair valued at 100% and above of amortized cost	1,221	2,427	2,489	62	53
Investment income on securities sold in current year	—	—	—	—	7
Total	4,673	$13,708	$12,870	$(838)	$288

At December 31, 2022
Fixed-maturities summary:
Fair valued below 70% of amortized cost	49	$91	$61	$(30)	$3
Fair valued at 70% to less than 100% of amortized cost	3,223	10,377	9,499	(878)	392
Fair valued at 100% and above of amortized cost	1,249	2,511	2,572	61	92
Investment income on securities sold in current year	—	—	—	—	23
Total	4,521	$12,979	$12,132	$(847)	$510

See our 2022 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Asset Impairment, Page 58.

Cincinnati Financial Corporation Second-Quarter 2023 10-Q

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures – The company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)).

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company's management, with the participation of the company's chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of June 30, 2023. Based upon that evaluation, the company's chief executive officer and chief financial officer concluded that the design and operation of the company's disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure:
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
Changes in Internal Control over Financial Reporting – During the three months ended June 30, 2023, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Cincinnati Financial Corporation Second-Quarter 2023 10-Q

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

Cincinnati Financial Corporation Second-Quarter 2023 10-Q

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any of our shares that were not registered under the Securities Act during the first six months of 2023. Our repurchase program does not have an expiration date. On January 26, 2018, an additional 15 million shares were authorized, which expanded our current repurchase program. We have 6,726,785 shares available for purchase under our programs at June 30, 2023.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1-30, 2023	—	—	—	7,124,911
May 1-31, 2023	398,126	$104.48	398,126	6,726,785
June 1-30, 2023	—	—	—	6,726,785
Totals	398,126	104.48	398,126

Cincinnati Financial Corporation Second-Quarter 2023 10-Q

Item 5.    Other Information
Neither the company nor any of our officers or directors adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement as defined by Item 408(a) and Item 408(d) of Regulation S-K during the last fiscal quarter.

Cincinnati Financial Corporation Second-Quarter 2023 10-Q

Item 6.    Exhibits

Exhibit No.	Exhibit Description
3.1
Amended and Restated Articles of Incorporation of Cincinnati Financial Corporation (incorporated by reference to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, Exhibit 3.1)

3.2
Amended and Restated Code of Regulations of Cincinnati Financial Corporation, as of May 6, 2023 (incorporated by reference to Exhibit 3.1 filed with the company's Current Report on Form 8-K dated May 9, 2023)

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

Cincinnati Financial Corporation Second-Quarter 2023 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINCINNATI FINANCIAL CORPORATION
Date: July 27, 2023

/S/ Michael J. Sewell
Michael J. Sewell, CPA
Chief Financial Officer, Executive Vice President and Treasurer
(Principal Accounting Officer)
Cincinnati Financial Corporation Second-Quarter 2023 10-Q