Form 10-Q
period 2023-09-30
CINCINNATI FINANCIAL CORP
filed 2023-10-26
CIK 20286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
 (Mark one)
☑       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2023.
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
☐Yes ☑ No
As of October 20, 2023, there were 156,907,720 shares of common stock outstanding.

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED September 30, 2023

Cincinnati Financial Corporation Third-Quarter 2023 10-Q

Part I – Financial Information
Item 1.    Financial Statements (unaudited)

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

(Dollars in millions, except per share data)	September 30,	December 31,
	2023	2022
Assets
Investments
Fixed maturities, at fair value (amortized cost: 2023—$14,050; 2022—$12,979)	$12,843	$12,132
Equity securities, at fair value (cost: 2023—$4,399; 2022—$4,294)	10,031	9,841
Other invested assets	534	452
Total investments	23,408	22,425
Cash and cash equivalents	899	1,264
Investment income receivable	182	160
Finance receivable	103	92
Premiums receivable	2,654	2,322
Reinsurance recoverable	699	665
Prepaid reinsurance premiums	69	51
Deferred policy acquisition costs	1,101	1,013
Land, building and equipment, net, for company use (accumulated depreciation: 2023—$333; 2022—$322)	199	202
Other assets	683	646
Separate accounts	918	892
Total assets	$30,915	$29,732

Liabilities
Insurance reserves
Loss and loss expense reserves	$9,077	$8,400
Life policy and investment contract reserves	2,920	3,015
Unearned premiums	4,195	3,689
Other liabilities	1,315	1,229
Deferred income tax	997	1,054
Note payable	25	50
Long-term debt and lease obligations	844	841
Separate accounts	918	892
Total liabilities	20,291	19,170

Commitments and contingent liabilities (Note 12)

Shareholders' Equity
Common stock, par value—$2 per share; (authorized: 2023 and 2022—500 million shares; issued: 2023 and 2022—198.3 million shares)	397	397
Paid-in capital	1,422	1,392
Retained earnings	12,018	11,711
Accumulated other comprehensive income	(827)	(614)
Treasury stock at cost (2023—41.4 million shares and 2022—41.2 million shares)	(2,386)	(2,324)
Total shareholders' equity	10,624	10,562
Total liabilities and shareholders' equity	$30,915	$29,732

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation Third-Quarter 2023 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Income

(Dollars in millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenues
Earned premiums	$2,033	$1,884	$5,894	$5,350
Investment income, net of expenses	225	193	655	573
Investment gains and losses, net	(456)	(674)	84	(2,494)
Fee revenues	6	5	16	12
Other revenues	3	2	8	7
Total revenues	1,811	1,410	6,657	3,448
Benefits and Expenses
Insurance losses and contract holders' benefits	1,332	1,418	4,070	3,772
Underwriting, acquisition and insurance expenses	609	551	1,744	1,604
Interest expense	13	14	40	40
Other operating expenses	5	4	17	13
Total benefits and expenses	1,959	1,987	5,871	5,429
Income (Loss) Before Income Taxes	(148)	(577)	786	(1,981)
Provision (Benefit) for Income Taxes
Current	57	19	124	90
Deferred	(106)	(180)	2	(571)
Total provision (benefit) for income taxes	(49)	(161)	126	(481)
Net Income (Loss)	$(99)	$(416)	$660	$(1,500)
Per Common Share
Net income (loss)—basic	$(0.63)	$(2.63)	$4.20	$(9.42)
Net income (loss)—diluted	(0.63)	(2.63)	4.17	(9.42)

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation Third-Quarter 2023 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net Income (Loss)	$(99)	$(416)	$660	$(1,500)
Other Comprehensive Income (Loss)
Change in unrealized gains and losses on investments, net of benefit of $(79), $(109), $(76) and $(393), respectively	(290)	(405)	(284)	(1,477)
Amortization of pension actuarial loss and prior service cost, net of tax (benefit) of $0, $0, $(2) and $0, respectively	—	—	(5)	—
Change in life policy reserves, reinsurance recoverable and other, net of tax of $22, $25, $19 and $104, respectively	89	95	76	393
Other comprehensive loss	(201)	(310)	(213)	(1,084)
Comprehensive Income (Loss)	$(300)	$(726)	$447	$(2,584)

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Third-Quarter 2023 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Common Stock
Beginning of period	$397	$397	$397	$397
Share-based awards	—	—	—	—
End of period	397	397	397	397

Paid-In Capital
Beginning of period	1,410	1,367	1,392	1,356
Share-based awards	1	1	(5)	(11)
Share-based compensation	9	9	31	29
Other	2	2	4	5
End of period	1,422	1,379	1,422	1,379

Retained Earnings
Beginning of period	12,235	11,331	11,711	12,625
Cumulative effect of change in accounting for long-duration insurance contracts (Note 1)	—	—	—	10
Adjusted beginning of period	12,235	11,331	11,711	12,635
Net income (loss)	(99)	(416)	660	(1,500)
Dividends declared	(118)	(109)	(353)	(329)
End of period	12,018	10,806	12,018	10,806

Accumulated Other Comprehensive Income (Loss)
Beginning of period	(626)	(478)	(614)	648
Cumulative effect of change in accounting for long-duration insurance contracts (Note 1)	—	—	—	(352)
Adjusted beginning of period	(626)	(478)	(614)	296
Other comprehensive loss	(201)	(310)	(213)	(1,084)
End of period	(827)	(788)	(827)	(788)

Treasury Stock
Beginning of period	(2,386)	(2,112)	(2,324)	(1,921)
Share-based awards	1	1	8	13
Shares acquired - share repurchase authorization	—	(203)	(67)	(399)
Shares acquired - share-based compensation plans	(2)	—	(5)	(8)
Other	1	—	2	1
End of period	(2,386)	(2,314)	(2,386)	(2,314)

Total Shareholders' Equity	$10,624	$9,480	$10,624	$9,480

(In millions, except per common share)
Common Stock - Shares Outstanding
Beginning of period	156.8	159.2	157.1	160.3
Share-based awards	—	—	0.3	0.5
Shares acquired - share repurchase authorization	—	(2.1)	(0.6)	(3.7)
Other	0.1	—	0.1	—
End of period	156.9	157.1	156.9	157.1

Dividends declared per common share	$0.75	$0.69	$2.25	$2.07

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation Third-Quarter 2023 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

(Dollars in millions)	Nine months ended September 30,
	2023	2022
Cash Flows From Operating Activities
Net income (loss)	$660	$(1,500)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	88	102
Investment gains and losses, net	(69)	2,513
Interest credited to contract holders	33	34
Deferred income tax expense	2	(571)
Changes in:
Premiums and reinsurance receivable	(392)	(354)
Deferred policy acquisition costs	(88)	(118)
Other assets	(30)	(6)
Loss and loss expense reserves	677	808
Life policy and investment contract reserves	73	53
Unearned premiums	506	527
Other liabilities	8	3
Current income tax receivable/payable	7	(70)
Net cash provided by operating activities	1,475	1,421
Cash Flows From Investing Activities
Sale, call or maturity of fixed maturities	826	911
Sale of equity securities	68	333
Purchase of fixed maturities	(1,853)	(1,445)
Purchase of equity securities	(157)	(380)
Changes in finance receivables	(10)	12
Investment in building and equipment	(10)	(12)
Change in other invested assets, net	(102)	(65)
Net cash used in investing activities	(1,238)	(646)
Cash Flows From Financing Activities
Payment of cash dividends to shareholders	(338)	(316)
Shares acquired - share repurchase authorization	(67)	(399)
Changes in note payable	(25)	(10)
Proceeds from stock options exercised	7	8
Contract holders' funds deposited	67	54
Contract holders' funds withdrawn	(165)	(98)
Other	(81)	(70)
Net cash used in financing activities	(602)	(831)
Net change in cash and cash equivalents	(365)	(56)
Cash and cash equivalents at beginning of year	1,264	1,139
Cash and cash equivalents at end of period	$899	$1,083
Supplemental Disclosures of Cash Flow Information:
Interest paid	$28	$27
Income taxes paid	94	144
Noncash Activities
Equipment acquired under finance lease obligations	$10	$13
Share-based compensation	15	24
Other assets and other liabilities	120	203

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation Third-Quarter 2023 10-Q

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

Our September 30, 2023, condensed consolidated financial statements are unaudited. We believe that we have made all adjustments, consisting only of normal recurring accruals, that are necessary for fair presentation. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our 2022 Annual Report on Form 10-K. The results of operations for interim periods do not necessarily indicate results to be expected for the full year.

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

We adopted these ASUs on a modified retrospective basis on January 1, 2023, resulting in an after-tax increase to shareholders' equity of $31 million.

Cincinnati Financial Corporation Third-Quarter 2023 10-Q

The following table illustrates the effect of adopting ASU 2018-12 in the condensed consolidated balance sheets:

(Dollars in millions)	September 30, 2023	December 31, 2022
		As originally reported	As adjusted	Difference
Reinsurance recoverable	$699	$640	$665	$25
Prepaid reinsurance premiums	69	79	51	(28)
Deferred policy acquisition costs	1,101	1,014	1,013	(1)
Total assets	30,915	29,736	29,732	(4)
Life policy and investment contract reserves	2,920	3,059	3,015	(44)
Deferred income tax	997	1,045	1,054	9
Total liabilities	20,291	19,205	19,170	(35)
Retained earnings	12,018	11,702	11,711	9
Accumulated other comprehensive income	(827)	(636)	(614)	22
Total shareholders' equity	10,624	10,531	10,562	31
Total liabilities and shareholders' equity	30,915	29,736	29,732	(4)

The following table illustrates the effect of adopting ASU 2018-12 in the condensed consolidated statements of income and condensed consolidated statements of comprehensive income:

(Dollars in millions, except per share data)	Three months ended September 30,
	2023	2022
		As originally reported	As adjusted	Difference
Earned premiums	$2,033	$1,882	$1,884	$2
Insurance losses and contract holders' benefits	1,332	1,418	1,418	—
Underwriting, acquisition and insurance expenses	609	551	551	—
Deferred income tax expense	(106)	(180)	(180)	—
Net Income (Loss)	(99)	(418)	(416)	2
Change in life policy reserves, reinsurance recoverable and other, net of tax	89	—	95	95
Other comprehensive income (loss)	(201)	(405)	(310)	95
Comprehensive Income (Loss)	(300)	(823)	(726)	97
Net income (loss) per share:
Basic	$(0.63)	$(2.64)	$(2.63)	$0.01
Diluted	(0.63)	(2.64)	(2.63)	0.01

(Dollars in millions, except per share data)	Nine months ended September 30,
	2023	2022
		As originally reported	As adjusted	Difference
Earned premiums	$5,894	$5,345	$5,350	$5
Insurance losses and contract holders' benefits	4,070	3,766	3,772	6
Underwriting, acquisition and insurance expenses	1,744	1,604	1,604	—
Deferred income tax expense	2	(571)	(571)	—
Net Income (Loss)	660	(1,499)	(1,500)	(1)
Change in life policy reserves, reinsurance recoverable and other, net of tax	76	1	393	392
Other comprehensive income (loss)	(213)	(1,476)	(1,084)	392
Comprehensive Income (Loss)	447	(2,975)	(2,584)	391
Net income (loss) per share:
Basic	$4.20	$(9.41)	$(9.42)	$(0.01)
Diluted	4.17	(9.41)	(9.42)	(0.01)

The adoption of ASU 2018-12 did not have a material impact on the company's condensed consolidated cash flows.
Cincinnati Financial Corporation Third-Quarter 2023 10-Q

NOTE 2 – Investments
The following table provides amortized cost, gross unrealized gains, gross unrealized losses and fair value for our fixed-maturity securities:

(Dollars in millions)	Amortized cost	Gross unrealized		Fair value
At September 30, 2023		gains	losses
Fixed-maturity securities:
Corporate	$7,786	$27	$700	$7,113
States, municipalities and political subdivisions	4,911	2	489	4,424
Government-sponsored enterprises	897	—	23	874
United States government	223	—	6	217
Commercial mortgage-backed	214	—	18	196
Foreign government	19	—	—	19
Total	$14,050	$29	$1,236	$12,843
At December 31, 2022
Fixed-maturity securities:
Corporate	$7,412	$37	$580	$6,869
States, municipalities and political subdivisions	4,901	24	303	4,622
Government-sponsored enterprises	186	—	3	183
United States government	196	—	5	191
Commercial mortgage-backed	250	—	16	234
Foreign government	34	—	1	33
Total	$12,979	$61	$908	$12,132

The net unrealized investment losses in our fixed-maturity portfolio at September 30, 2023, are primarily due to an increase in U.S. Treasury yields, partially offset by a tightening of corporate credit spreads. Our commercial mortgage-backed securities had an average rating of Aa3/AA- and Aa2/AA- at September 30, 2023, and December 31, 2022, respectively.

Cincinnati Financial Corporation Third-Quarter 2023 10-Q

The table below provides fair values and gross unrealized losses by investment category and by the duration of the securities' continuous unrealized loss positions:

(Dollars in millions)	Less than 12 months		12 months or more		Total
At September 30, 2023	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed-maturity securities:
Corporate	$1,283	$58	$5,431	$642	$6,714	$700
States, municipalities and political subdivisions	2,331	89	1,902	400	4,233	489
Government-sponsored enterprises	742	17	95	6	837	23
United States government	80	1	130	5	210	6
Commercial mortgage-backed	1	—	194	18	195	18
Foreign government	9	—	5	—	14	—
Total	$4,446	$165	$7,757	$1,071	$12,203	$1,236
At December 31, 2022
Fixed-maturity securities:
Corporate	$5,651	$412	$661	$168	$6,312	$580
States, municipalities and political subdivisions	2,600	274	77	29	2,677	303
Government-sponsored enterprises	123	3	3	—	126	3
United States government	146	3	41	2	187	5
Commercial mortgage-backed	215	13	14	3	229	16
Foreign government	25	1	4	—	29	1
Total	$8,760	$706	$800	$202	$9,560	$908

Contractual maturity dates for fixed-maturities securities were:

(Dollars in millions)	Amortized cost	Fair value	% of fair value
At September 30, 2023
Maturity dates:
Due in one year or less	$825	$814	6.3%
Due after one year through five years	4,507	4,314	33.6
Due after five years through ten years	3,522	3,246	25.3
Due after ten years	5,196	4,469	34.8
Total	$14,050	$12,843	100.0%

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Cincinnati Financial Corporation Third-Quarter 2023 10-Q

The following table provides investment income and investment gains and losses, net:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Investment income:
Interest	$154	$129	$441	$376
Dividends	69	66	205	203
Other	5	3	18	6
Total	228	198	664	585
Less investment expenses	3	5	9	12
Total	$225	$193	$655	$573

Investment gains and losses, net:
Equity securities:
Investment gains and losses on securities sold, net	$(5)	$16	$2	$34
Unrealized gains and losses on securities still held, net	(458)	(705)	99	(2,568)
Subtotal	(463)	(689)	101	(2,534)
Fixed-maturity securities:
Gross realized gains	1	—	2	6
Gross realized losses	(1)	—	(2)	(3)
Write-down of impaired securities with intent to sell	—	—	(4)	—
Subtotal	—	—	(4)	3

Other	7	15	(13)	37
Total	$(456)	$(674)	$84	$(2,494)

The fair value of our equity portfolio was $10.031 billion and $9.841 billion at September 30, 2023, and December 31, 2022, respectively. Apple Inc. (Nasdaq:AAPL), an equity holding, was our largest single investment holding with a fair value of $764 million and $597 million, which was 7.9% and 6.3% of our publicly traded common equities portfolio and 3.3% and 2.7% of the total investment portfolio at September 30, 2023, and December 31, 2022, respectively.

The allowance for credit losses was $3 million and $1 million at September 30, 2023, and December 31, 2022, respectively. Changes decreased the allowance $1 million for the three months ended September 30, 2023, and increased the allowance $2 million for the nine months ended September 30, 2023. Changes were less than $1 million for both the three and nine months ended September 30, 2022.

There were 4,490 fixed-maturity securities with a total unrealized loss of $1.236 billion, which were in an unrealized loss position at September 30, 2023. Of that total, 202 fixed-maturity securities had fair values below 70% of amortized cost. There were 3,272 fixed-maturity securities with a total unrealized loss of $908 million, which were in an unrealized loss position at December 31, 2022. Of that total, 49 fixed-maturity securities had fair values below 70% of amortized cost.
Cincinnati Financial Corporation Third-Quarter 2023 10-Q

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

Fair Value Disclosures for Assets
The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis at September 30, 2023, and December 31, 2022. We do not have any liabilities carried at fair value.

(Dollars in millions)	Level 1	Level 2	Level 3	Total
At September 30, 2023
Fixed maturities, available for sale:
Corporate	$—	$7,113	$—	$7,113
States, municipalities and political subdivisions	—	4,424	—	4,424
Government-sponsored enterprises	—	874	—	874
United States government	217	—	—	217
Commercial mortgage-backed	—	196	—	196
Foreign government	—	19	—	19
Subtotal	217	12,626	—	12,843
Common equities	9,678	—	—	9,678
Nonredeemable preferred equities	—	353	—	353
Separate accounts taxable fixed maturities	—	823	—	823
Top Hat savings plan mutual funds and common equity (included in Other assets)	63	—	—	63
Total	$9,958	$13,802	$—	$23,760

At December 31, 2022
Fixed maturities, available for sale:
Corporate	$—	$6,869	$—	$6,869
States, municipalities and political subdivisions	—	4,622	—	4,622
Government-sponsored enterprises	—	183	—	183
United States government	191	—	—	191
Commercial mortgage-backed	—	234	—	234
Foreign government	—	33	—	33
Subtotal	191	11,941	—	12,132
Common equities	9,454	—	—	9,454
Nonredeemable preferred equities	—	387	—	387
Separate accounts taxable fixed maturities	—	815	—	815
Top Hat savings plan mutual funds and common equity (included in Other assets)	57	—	—	57
Total	$9,702	$13,143	$—	$22,845

We also held Level 1 cash and cash equivalents of $899 million and $1.264 billion at September 30, 2023, and December 31, 2022, respectively.
Cincinnati Financial Corporation Third-Quarter 2023 10-Q

Fair Value Disclosures for Assets and Liabilities Not Carried at Fair Value
The disclosures below are presented to provide information about the effects of current market conditions on financial instruments that are not reported at fair value in our condensed consolidated financial statements.

This table summarizes the book value and principal amounts of our long-term debt:

(Dollars in millions)			Book value		Principal amount
Interest rate	Year of issue		September 30,	December 31,	September 30,	December 31,
			2023	2022	2023	2022
6.900%	1998	Senior debentures, due 2028	$27	$27	$28	$28
6.920%	2005	Senior debentures, due 2028	391	391	391	391
6.125%	2004	Senior notes, due 2034	372	371	374	374
Total			$790	$789	$793	$793

The following table shows fair values of our note payable and long-term debt:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
At September 30, 2023
Note payable	$—	$25	$—	$25
6.900% senior debentures, due 2028	—	28	—	28
6.920% senior debentures, due 2028	—	411	—	411
6.125% senior notes, due 2034	—	371	—	371
Total	$—	$835	$—	$835

At December 31, 2022
Note payable	$—	$50	$—	$50
6.900% senior debentures, due 2028	—	29	—	29
6.920% senior debentures, due 2028	—	418	—	418
6.125% senior notes, due 2034	—	388	—	388
Total	$—	$885	$—	$885

The following table shows the fair value of our life policy loans included in other invested assets and the fair values of our deferred annuities and structured settlements included in life policy and investment contract reserves:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
At September 30, 2023
Life policy loans	$—	$—	$36	$36

Deferred annuities	—	—	595	595
Structured settlements	—	129	—	129
Total	$—	$129	$595	$724

At December 31, 2022
Life policy loans	$—	$—	$37	$37

Deferred annuities	—	—	621	621
Structured settlements	—	143	—	143
Total	$—	$143	$621	$764

Cincinnati Financial Corporation Third-Quarter 2023 10-Q

Outstanding principal and interest for these life policy loans totaled $31 million at both September 30, 2023, and December 31, 2022.

Recorded reserves for the deferred annuities were $680 million and $734 million at September 30, 2023, and December 31, 2022, respectively. Recorded reserves for the structured settlements were $124 million and $129 million at September 30, 2023, and December 31, 2022, respectively.

Cincinnati Financial Corporation Third-Quarter 2023 10-Q

NOTE 4 – Property Casualty Loss and Loss Expenses
This table summarizes activity for our consolidated property casualty loss and loss expense reserves:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Gross loss and loss expense reserves, beginning of period	$8,807	$7,603	$8,336	$7,229
Less reinsurance recoverable	424	287	405	327
Net loss and loss expense reserves, beginning of period	8,383	7,316	7,931	6,902
Net incurred loss and loss expenses related to:
Current accident year	1,314	1,391	4,053	3,687
Prior accident years	(53)	(43)	(213)	(143)
Total incurred	1,261	1,348	3,840	3,544
Net paid loss and loss expenses related to:
Current accident year	597	484	1,286	1,021
Prior accident years	461	464	1,899	1,709
Total paid	1,058	948	3,185	2,730
Net loss and loss expense reserves, end of period	8,586	7,716	8,586	7,716
Plus reinsurance recoverable	419	329	419	329
Gross loss and loss expense reserves, end of period	$9,005	$8,045	$9,005	$8,045

We use actuarial methods, models and judgment to estimate, as of a financial statement date, the property casualty loss and loss expense reserves required to pay for and settle all outstanding insured claims, including incurred but not reported (IBNR) claims, as of that date. The actuarial estimate is subject to review and adjustment by an inter-departmental committee that includes actuarial, claims, underwriting, loss prevention and accounting management. This committee is familiar with relevant company and industry business, claims and underwriting trends, as well as general economic and legal trends that could affect future loss and loss expense payments. The amount we will actually have to pay for claims can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate. The reserve for loss and loss expenses in the condensed consolidated balance sheets also included $72 million and $68 million at September 30, 2023, and 2022, respectively, for certain life and health loss and loss expense reserves.

We experienced $53 million of favorable development on prior accident years, including $34 million of favorable development in commercial lines, $8 million of favorable development in personal lines and no net development in excess and surplus lines for the three months ended September 30, 2023. Within commercial lines, we recognized favorable reserve development of $20 million for the workers' compensation line and $11 million for the commercial property line due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines.

We experienced $213 million of favorable development on prior accident years, including $125 million of favorable development in commercial lines, $54 million of favorable development in personal lines and $14 million of favorable development in excess and surplus lines for the nine months ended September 30, 2023. Within commercial lines, we recognized favorable reserve development of $46 million for the workers' compensation line and $36 million for both the commercial property and commercial casualty lines due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. Within personal lines, we recognized favorable reserve development of $44 million for the homeowner line and $12 million for the personal auto line.

Cincinnati Financial Corporation Third-Quarter 2023 10-Q

We experienced $43 million of favorable development on prior accident years, including $4 million of favorable development in commercial lines, $8 million of favorable development in personal lines and $7 million of favorable development in excess and surplus lines for the three months ended September 30, 2022. Within commercial lines, we recognized favorable reserve development of $24 million for the commercial property line and $16 million for the workers' compensation line due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. This was partially offset by unfavorable reserve development of $23 million for the commercial casualty line and $16 million for the commercial auto line.

We experienced $143 million of favorable development on prior accident years, including $51 million of favorable development in commercial lines, $56 million of favorable development in personal lines and $13 million of favorable development in excess and surplus lines for the nine months ended September 30, 2022. Within commercial lines, we recognized favorable reserve development of $43 million for the workers' compensation line and $36 million for the commercial property line due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. This was partially offset by unfavorable reserve development of $25 million for the commercial casualty line and $15 million for the commercial auto line. Within personal lines, we recognized favorable reserve development of $51 million for the homeowner line.
Cincinnati Financial Corporation Third-Quarter 2023 10-Q

NOTE 5 – Life Policy and Investment Contract Reserves
In the first quarter of 2023, we adopted ASU 2018-12 which resulted in changes to the life policy and investment contract reserves and the expansion of required disclosures. The below disclosures represent application of the updated guidance. See Note 1, Accounting Policies, for further discussion.

We establish the reserves for traditional life policies including term, whole life and other products based on certain cash flow assumptions including expected expenses, mortality, morbidity, lapse rates and timing of claim presentation. These assumptions are established based on our current expectations and are reviewed annually to determine any necessary updates. Assumptions are also updated on an interim basis if evidence suggests that they should be revised. We use both our own experience and industry experience, adjusted for historical trends, in arriving at our assumptions for expected mortality, morbidity and lapse rates. These reserves also include a discount rate assumption that is based on market value discount rates and is updated quarterly. Certain assumptions, including the mortality, lapse and long-term interest rate reversion targets, were updated in the second quarter of 2023 as part of our annual assumption unlocking. Changes in the inputs, judgments and assumptions during the period and the related measurement impact on the liability are reflected in the below tables.

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

The following table summarizes our life policy and investment contract reserves and provides a reconciliation of the balances described in the below tables to those in the condensed consolidated balance sheets:

(Dollars in millions)	September 30, 2023	December 31, 2022
Life policy reserves:
Term	$956	$961
Whole life	381	408
Other	97	94
Subtotal	1,434	1,463
Investment contract reserves:
Deferred annuities	680	734
Universal life	575	578
Structured settlements	124	129
Other	107	111
Subtotal	1,486	1,552
Total life policy and investment contract reserves	$2,920	$3,015

Cincinnati Financial Corporation Third-Quarter 2023 10-Q

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

Cincinnati Financial Corporation Third-Quarter 2023 10-Q

The balances and changes in the term and whole life policy reserves included in life policy and investment contract reserves is as follows:

(Dollars in millions)	Three months ended September 30,
	2023		2022
	Term	Whole life	Term	Whole life
Present value of expected net premiums:
Balance, beginning of period	$1,664	$212	$1,723	$210
Beginning balance at original discount rate	1,712	219	1,704	209
Effect of changes in cash flow assumptions	—	(1)	(13)	(2)
Effect of actual variances from expected experience	(3)	2	(3)	—
Adjusted beginning of period balance	1,709	220	1,688	207
Issuances	33	7	50	11
Interest accrual	18	3	17	2
Net premiums collected	(45)	(7)	(44)	(6)
Ending balance at original discount rate	1,715	223	1,711	214
Effect of changes in discount rate assumptions	(133)	(17)	(94)	(13)
Balance, end of period	1,582	206	1,617	201

Present value of expected future policy benefits:
Balance, beginning of period	2,662	633	2,702	646
Beginning balance at original discount rate	2,737	615	2,663	590
Effect of changes in cash flow assumptions	—	—	(12)	(2)
Effect of actual variances from expected experience	(6)	2	(2)	—
Adjusted beginning of period balance	2,731	617	2,649	588
Issuances	33	7	49	11
Interest accrual	30	8	29	7
Benefits paid	(39)	(9)	(48)	(7)
Ending balance at original discount rate	2,755	623	2,679	599
Effect of changes in discount rate assumptions	(234)	(37)	(159)	(5)
Balance, end of period	2,521	586	2,520	594

Net liability for future policy benefits:
Present value of expected future policy benefits less expected net premiums	939	380	903	393
Impact of flooring at cohort level	17	1	22	2
Net life policy reserves	956	381	925	395
Less reinsurance recoverable at original discount rate	(99)	(25)	(98)	(25)
Less effect of discount rate assumption changes on reinsurance recoverable	(7)	(3)	(9)	(4)
Net life policy reserves, after reinsurance recoverable	$850	$353	$818	$366

Weighted-average duration of the net life policy reserves in years	11	16	11	16

Cincinnati Financial Corporation Third-Quarter 2023 10-Q

(Dollars in millions)	Nine months ended September 30,
	2023		2022
	Term	Whole life	Term	Whole life
Present value of expected net premiums:
Balance, beginning of period	$1,643	$208	$1,801	$241
Beginning balance at original discount rate	1,708	217	1,503	201
Effect of changes in cash flow assumptions	(5)	(7)	132	(3)
Effect of actual variances from expected experience	(15)	3	5	—
Adjusted beginning of period balance	1,688	213	1,640	198
Issuances	111	24	154	30
Interest accrual	53	7	49	6
Net premiums collected	(137)	(21)	(132)	(20)
Ending balance at original discount rate	1,715	223	1,711	214
Effect of changes in discount rate assumptions	(133)	(17)	(94)	(13)
Balance, end of period	1,582	206	1,617	201

Present value of expected future policy benefits:
Balance, beginning of period	2,584	614	2,993	826
Beginning balance at original discount rate	2,692	607	2,425	577
Effect of changes in cash flow assumptions	5	(10)	150	(5)
Effect of actual variances from expected experience	(19)	3	15	—
Adjusted beginning of period balance	2,678	600	2,590	572
Issuances	111	24	153	29
Interest accrual	90	23	84	22
Benefits paid	(124)	(24)	(148)	(24)
Ending balance at original discount rate	2,755	623	2,679	599
Effect of changes in discount rate assumptions	(234)	(37)	(159)	(5)
Balance, end of period	2,521	586	2,520	594

Net liability for future policy benefits:
Present value of expected future policy benefits less expected net premiums	939	380	903	393
Impact of flooring at cohort level	17	1	22	2
Net life policy reserves	956	381	925	395
Less reinsurance recoverable at original discount rate	(99)	(25)	(98)	(25)
Less effect of discount rate assumption changes on reinsurance recoverable	(7)	(3)	(9)	(4)
Net life policy reserves, after reinsurance recoverable	$850	$353	$818	$366

Weighted-average duration of the net life policy reserves in years	11	16	11	16

The total impact of flooring at cohort level in the above tables includes the effect of discount rate assumption changes of $5 million and $13 million at September 30, 2023 and 2022, respectively.

Cincinnati Financial Corporation Third-Quarter 2023 10-Q

The following table shows the amount of undiscounted and discounted expected future benefit payments and expected gross premiums for our term and whole life policies:

(Dollars in millions)	At September 30,
	2023		2022
	Undiscounted	Discounted	Undiscounted	Discounted
Term
Expected future benefit payments	$4,768	$2,521	$4,618	$2,520
Expected future gross premiums	4,364	2,464	4,402	2,528
Whole life
Expected future benefit payments	$1,631	$586	$1,540	$594
Expected future gross premiums	653	379	596	356

The following table shows the amount of revenue and interest recognized in the condensed consolidated statements of income related to our term and whole life policies:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Gross premiums
Term	$71	$70	$217	$210
Whole life	14	11	39	35
Total	$85	$81	$256	$245
Interest accretion
Term	$13	$12	$37	$35
Whole life	5	5	16	16
Total	$18	$17	$53	$51

Adverse development that resulted in an immediate charge to income due to net premiums exceeding gross premiums was immaterial for the three and nine months ended September 30, 2023, and 2022.

The following table shows the weighted-average interest rate for our term and whole life products:

	At September 30,
	2023	2022
Term
Interest accretion rate	5.29%	5.15%
Current discount rate	5.73	5.18
Whole life
Interest accretion rate	5.92%	5.97%
Current discount rate	5.95	5.51

The discount rate assumption was developed by calculating forward rates from market yield curves of upper-medium grade fixed-income instruments.

Cincinnati Financial Corporation Third-Quarter 2023 10-Q

The following table shows the balances and changes in policyholders' account balances included in investment contract reserves:

(Dollars in millions)	Three months ended September 30,				Nine months ended September 30,
	2023		2022		2023		2022
	Deferred annuity	Universal life	Deferred annuity	Universal life	Deferred annuity	Universal life	Deferred annuity	Universal life
Balance, beginning of period	$696	$456	$755	$457	$734	$457	$763	$454
Premiums received	13	8	12	8	38	28	23	29
Policy charges	—	(9)	—	(10)	—	(29)	—	(29)
Surrenders and withdrawals	(32)	(2)	(17)	(4)	(100)	(9)	(37)	(9)
Benefit payments	(3)	(1)	(3)	(1)	(9)	(5)	(13)	(4)
Interest credited	6	4	5	5	17	14	16	14
Balance, end of period	$680	$456	$752	$455	$680	$456	$752	$455

Weighted average crediting rate	3.45%	4.29%	3.10%	4.24%	3.45%	4.29%	3.10%	4.24%
Net amount at risk	$—	$3,989	$—	$4,108	$—	$3,989	$—	$4,108
Cash surrender value	675	424	748	421	675	424	748	421

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

The following table shows the balance of account values by range of guaranteed minimum crediting rates, in basis points, and the related range of the difference between rates being credited to policyholders and the respective guaranteed minimums for our deferred annuity and universal life contracts:

(Dollars in millions)	At guaranteed minimum	1 to 50 basis points above	51-150 basis points above	Greater than 150 basis points	Total
At September 30, 2023
Deferred annuity
1.00-3.00%	$5	$380	$16	$229	630
3.01-4.00%	50	—	—	—	50
Total	$55	$380	$16	$229	$680
Universal life
1.00-3.00%	$60	$—	$57	$3	$120
3.01-4.00%	54	—	—	—	54
Greater than 4.00%	282	—	—	—	282
Total	$396	$—	$57	$3	$456

At September 30, 2022
Deferred annuity
1.00-3.00%	$467	$—	$170	$64	$701
3.01-4.00%	51	—	—	—	51
Total	$518	$—	$170	$64	$752
Universal life
1.00-3.00%	$59	$46	$8	$2	$115
3.01-4.00%	52	—	—	—	52
Greater than 4.00%	288	—	—	—	288
Total	$399	$46	$8	$2	$455

Cincinnati Financial Corporation Third-Quarter 2023 10-Q

The following table shows the balances and changes in the other additional liability related to the no-lapse guarantees contained within our universal life contracts:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Balance, beginning of period	$122	$122	$121	$133
Balance, beginning of period before shadow reserve adjustments	124	123	123	131
Effect of changes in cash flow assumptions	—	—	(5)	(2)
Effect of actual variances from expected experience	2	1	1	6
Adjusted beginning of period balance	126	124	119	135
Interest accrual	1	1	3	3
Excess death benefits	(4)	(2)	(6)	(14)
Attributed assessments	3	3	9	9
Effect of changes in interest rate assumptions	(5)	(4)	(4)	(11)
Balance, end of period before shadow reserve adjustments	121	122	121	122
Shadow reserve adjustments	(2)	(3)	(2)	(3)
Balance, end of period	119	119	119	119
Less reinsurance recoverable, end of period	7	5	7	5
Net other additional liability, after reinsurance recoverable	$126	$124	$126	$124

Weighted-average duration of the other additional liability in years	32	34	32	34

The following table shows balances and changes in separate accounts balances during the period:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Balance, beginning of period	$911	$860	$892	$959
Interest credited before policy charges	11	9	31	29
Change in unrealized gains and losses impacting separate accounts liabilities	—	20	—	(85)
Benefit payments	(3)	—	(6)	(10)
Other	(1)	(1)	1	(5)
Balance, end of period	$918	$888	$918	$888

Cash surrender value	$912	$886	$912	$886

Cincinnati Financial Corporation Third-Quarter 2023 10-Q

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

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Property casualty:
Deferred policy acquisition costs asset, beginning of period	$771	$723	$682	$602
Capitalized deferred policy acquisition costs	355	325	1,134	1,064
Amortized deferred policy acquisition costs	(366)	(342)	(1,056)	(960)
Deferred policy acquisition costs asset, end of period	$760	$706	$760	$706

Life:
Deferred policy acquisition costs asset, beginning of period	$338	$323	$331	$314
Capitalized deferred policy acquisition costs	10	11	32	33
Amortized deferred policy acquisition costs	(7)	(7)	(22)	(20)
Deferred policy acquisition costs asset, end of period	$341	$327	$341	$327

Consolidated:
Deferred policy acquisition costs asset, beginning of period	$1,109	$1,046	$1,013	$916
Capitalized deferred policy acquisition costs	365	336	1,166	1,097
Amortized deferred policy acquisition costs	(373)	(349)	(1,078)	(980)
Deferred policy acquisition costs asset, end of period	$1,101	$1,033	$1,101	$1,033

The removal of shadow deferred policy acquisition costs as a result of the adoption of ASU 2018-12 resulted in a $33 million increase, across all products, from $263 million pre-adoption at December 31, 2020, to $296 million post-adoption at January 1, 2021.

Cincinnati Financial Corporation Third-Quarter 2023 10-Q

The table below shows the life deferred policy acquisition costs asset by product:

(Dollars in millions)
Three months ended September 30, 2023	Term	Whole life	Deferred annuity	Universal life	Total
Balance, beginning of period	$233	$45	$8	$52	$338
Capitalized deferred policy acquisition costs	8	2	—	—	10
Amortized deferred policy acquisition costs	(7)	—	—	—	(7)
Balance, end of period	$234	$47	$8	$52	$341

Three months ended September 30, 2022
Balance, beginning of period	$222	$40	$7	$54	$323
Capitalized deferred policy acquisition costs	9	2	—	—	$11
Amortized deferred policy acquisition costs	(5)	(1)	—	(1)	$(7)
Balance, end of period	$226	$41	$7	$53	$327

(Dollars in millions)
Nine months ended September 30, 2023	Term	Whole life	Deferred annuity	Universal life	Total
Balance, beginning of period	$228	$43	$7	$53	$331
Capitalized deferred policy acquisition costs	24	6	1	1	32
Amortized deferred policy acquisition costs	(18)	(2)	—	(2)	(22)
Balance, end of period	$234	$47	$8	$52	$341

Nine months ended September 30, 2022
Balance, beginning of period	$215	$38	$7	$54	$314
Capitalized deferred policy acquisition costs	27	5	—	1	$33
Amortized deferred policy acquisition costs	(16)	(2)	—	(2)	$(20)
Balance, end of period	$226	$41	$7	$53	$327

No premium deficiencies were recorded in the condensed consolidated statements of income, as the sum of the anticipated loss and loss expenses, policyholder dividends and unamortized deferred acquisition expenses did not exceed the related unearned premiums and anticipated investment income.

Cincinnati Financial Corporation Third-Quarter 2023 10-Q

NOTE 7 – Accumulated Other Comprehensive Income
The adoption of ASU 2018-12 on January 1, 2023 resulted in restatement of certain amounts below. See Note 1, Accounting Policies, for further discussion. Accumulated other comprehensive income (AOCI) includes changes in unrealized gains and losses on investments, changes in pension obligations and changes in life policy reserves, reinsurance recoverable and other as follows:

(Dollars in millions)	Three months ended September 30,
	2023			2022
	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, beginning of period	$(838)	$(179)	$(659)	$(564)	$(119)	$(445)
OCI before investment gains and losses, net, recognized in net income	(369)	(79)	(290)	(514)	(109)	(405)
Investment gains and losses, net, recognized in net income	—	—	—	—	—	—
OCI	(369)	(79)	(290)	(514)	(109)	(405)
AOCI, end of period	$(1,207)	$(258)	$(949)	$(1,078)	$(228)	$(850)

Pension obligations:
AOCI, beginning of period	$29	$7	$22	$27	$7	$20
OCI excluding amortization recognized in net income	—	—	—	—	—	—
Amortization recognized in net income	—	—	—	—	—	—
OCI	—	—	—	—	—	—
AOCI, end of period	$29	$7	$22	$27	$7	$20

Life policy reserves, reinsurance recoverable and other:
AOCI, beginning of period	$13	$2	$11	$(67)	$(14)	$(53)
OCI before investment gains and losses, net, recognized in net income	111	22	89	120	25	95
Investment gains and losses, net, recognized in net income	—	—	—	—	—	—
OCI	111	22	89	120	25	95
AOCI, end of period	$124	$24	$100	$53	$11	$42

Summary of AOCI:
AOCI, beginning of period	$(796)	$(170)	$(626)	$(604)	$(126)	$(478)
Investments OCI	(369)	(79)	(290)	(514)	(109)	(405)
Pension obligations OCI	—	—	—	—	—	—
Life policy reserves, reinsurance recoverable and other OCI	111	22	89	120	25	95
Total OCI	(258)	(57)	(201)	(394)	(84)	(310)
AOCI, end of period	$(1,054)	$(227)	$(827)	$(998)	$(210)	$(788)

Cincinnati Financial Corporation Third-Quarter 2023 10-Q

(Dollars in millions)	Nine months ended September 30,
	2023			2022
	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, beginning of period	$(847)	$(182)	$(665)	$792	$165	$627
OCI before investment gains and losses, net, recognized in net income	(364)	(77)	(287)	(1,867)	(392)	(1,475)
Investment gains and losses, net, recognized in net income	4	1	3	(3)	(1)	(2)
OCI	(360)	(76)	(284)	(1,870)	(393)	(1,477)
AOCI, end of period	$(1,207)	$(258)	$(949)	$(1,078)	$(228)	$(850)

Pension obligations:
AOCI, beginning of period	$36	$9	$27	$27	$7	$20
OCI excluding amortization recognized in net income	(5)	(2)	(3)	—	—	—
Amortization recognized in net income	(2)	—	(2)	—	—	—
OCI	(7)	(2)	(5)	—	—	—
AOCI, end of period	$29	$7	$22	$27	$7	$20

Life policy reserves, reinsurance recoverable and other:
AOCI, beginning of period	$29	$5	$24	$1	$—	$1
Cumulative effect of change in accounting for long duration insurance contracts	—	—	—	(445)	(93)	(352)
Adjusted AOCI, beginning of period	29	5	24	(444)	(93)	(351)
OCI before investment gains and losses, net, recognized in net income	95	19	76	497	104	393
Investment gains and losses, net, recognized in net income	—	—	—	—	—	—
OCI	95	19	76	497	104	393
AOCI, end of period	$124	$24	$100	$53	$11	$42

Summary of AOCI:
AOCI, beginning of period	$(782)	$(168)	$(614)	$820	$172	$648
Cumulative effect of change in accounting for long duration insurance contracts	—	—	—	(445)	(93)	(352)
Adjusted AOCI, beginning of period	(782)	(168)	(614)	375	79	296
Investments OCI	(360)	(76)	(284)	(1,870)	(393)	(1,477)
Pension obligations OCI	(7)	(2)	(5)	—	—	—
Life policy reserves, reinsurance recoverable and other OCI	95	19	76	497	104	393
Total OCI	(272)	(59)	(213)	(1,373)	(289)	(1,084)
AOCI, end of period	$(1,054)	$(227)	$(827)	$(998)	$(210)	$(788)

Investment gains and losses, net, and other investment gains and losses, net, are recorded in the investment gains and losses, net, line item in the condensed consolidated statements of income. Amortization of pension obligations is recorded in the insurance losses and contract holders' benefits and underwriting, acquisition and insurance expenses line items in the condensed consolidated statements of income.
Cincinnati Financial Corporation Third-Quarter 2023 10-Q

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

The table below summarizes our consolidated property casualty insurance net written premiums, earned premiums and incurred loss and loss expenses:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Direct written premiums	$1,939	$1,730	$5,869	$5,304
Assumed written premiums	89	92	527	548
Ceded written premiums	(71)	(72)	(270)	(239)
Net written premiums	$1,957	$1,750	$6,126	$5,613

Direct earned premiums	$1,912	$1,743	$5,478	$4,935
Assumed earned premiums	142	161	435	416
Ceded earned premiums	(97)	(95)	(252)	(227)
Earned premiums	$1,957	$1,809	$5,661	$5,124

Direct incurred loss and loss expenses	$1,220	$1,247	$3,784	$3,316
Assumed incurred loss and loss expenses	82	164	216	304
Ceded incurred loss and loss expenses	(41)	(63)	(160)	(76)
Incurred loss and loss expenses	$1,261	$1,348	$3,840	$3,544

Our life insurance company purchases reinsurance for protection of a portion of the risks that are written. Primary components of our life reinsurance program include individual mortality coverage, aggregate catastrophe and accidental death coverage in excess of certain deductibles.
Cincinnati Financial Corporation Third-Quarter 2023 10-Q

The table below summarizes our consolidated life insurance earned premiums and contract holders' benefits incurred:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Direct earned premiums	$97	$94	$293	$283
Ceded earned premiums	(21)	(19)	(60)	(57)
Earned premiums	$76	$75	$233	$226

Direct contract holders' benefits incurred	92	90	289	302
Ceded contract holders' benefits incurred	(21)	(20)	(59)	(74)
Contract holders' benefits incurred	$71	$70	$230	$228

The ceded benefits incurred can vary depending on the type of life insurance policy held and the year the policy was issued.

The allowance for uncollectible property casualty premiums was $16 million and $13 million at September 30, 2023, and December 31, 2022, respectively. The allowances for credit losses on other premiums receivable and reinsurance recoverable assets were immaterial at September 30, 2023, and December 31, 2022.
Cincinnati Financial Corporation Third-Quarter 2023 10-Q

NOTE 9 – Income Taxes
The differences between the 21% statutory federal income tax rate and our effective income tax rate were as follows:

(Dollars in millions)	Three months ended September 30,				Nine months ended September 30,
	2023		2022		2023		2022
Tax at statutory rate:	$(31)	21.0%	$(122)	21.0%	$165	21.0%	$(416)	21.0%
Increase (decrease) resulting from:
Tax-exempt income from municipal bonds	(5)	3.4	(5)	0.9	(15)	(1.9)	(15)	0.8
Dividend received exclusion	(5)	3.4	(5)	0.9	(16)	(2.0)	(15)	0.8
Release of unrecognized tax benefit	—	—	(34)	5.9	—	—	(34)	1.7
Other	(8)	5.3	5	(0.8)	(8)	(1.1)	(1)	—
Provision (benefit) for income taxes	$(49)	33.1%	$(161)	27.9%	$126	16.0%	$(481)	24.3%

The provision (benefit) for federal income taxes is based upon filing a consolidated income tax return for the company and its domestic subsidiaries.

We continue to believe that after considering all positive and negative evidence of taxable income in the carryback and carryforward periods as permitted by law, it is more likely than not that all of the deferred tax assets on our U.S. domestic operations will be realized. As a result, we have no valuation allowance for our U.S. domestic operations at September 30, 2023, and December 31, 2022. As more fully discussed below, we do carry a valuation allowance on the deferred tax assets related to Cincinnati Global Underwriting Ltd.SM (Cincinnati Global).

Unrecognized Tax Benefits
During the third quarter of 2022, we received favorable guidance from the Internal Revenue Service (IRS) supporting our tax position related to our unrecognized tax benefit set up in 2018. As a result of this guidance, we released our $34 million gross unrecognized tax benefit liability at September 30, 2022. The $34 million release was recognized as an additional income tax benefit and shown separately in our effective income tax rate reconciliation.

Cincinnati Global
As a result of operations for the three and nine months ended September 30, 2023, Cincinnati Global decreased its net deferred tax assets by $10 million and $20 million, respectively, with an offsetting decrease of $10 million and $20 million, respectively, to the valuation allowance. Cincinnati Global had a net deferred tax asset of $11 million and an offsetting valuation allowance of $11 million at September 30, 2023.

Deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized. After considering all positive and negative evidence, we continue to believe it is appropriate to carry a valuation allowance at September 30, 2023.

Cincinnati Global had operating loss carryforwards in the United States of $6 million and $5 million and in the United Kingdom of $99 million and $109 million at September 30, 2023, and December 31, 2022, respectively. These Cincinnati Global losses can only be utilized within the Cincinnati Global group.

Cincinnati Financial Corporation Third-Quarter 2023 10-Q

NOTE 10 – Net Income (Loss) Per Common Share
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are computed based on the weighted average number of common and dilutive potential common shares outstanding using the treasury stock method. The table shows calculations for basic and diluted earnings per share:

(In millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)—basic and diluted	$(99)	$(416)	$660	$(1,500)
Denominator:
Basic weighted-average common shares outstanding	156.9	158.0	157.0	159.3
Effect of share-based awards:
Stock options	—	—	0.7	—
Nonvested shares	—	—	0.5	—
Diluted weighted-average shares	156.9	158.0	158.2	159.3
Earnings (loss) per share:
Basic	$(0.63)	$(2.63)	$4.20	$(9.42)
Diluted	$(0.63)	$(2.63)	$4.17	$(9.42)
Number of anti-dilutive share-based awards	2.4	2.3	1.3	1.9

The above table shows the number of anti-dilutive share-based awards for the three and nine months ended September 30, 2023 and 2022. In accordance with Accounting Standards Codification 260, Earnings per Share, the assumed exercise of share-based awards was excluded from the computation of diluted loss per share for the three months ended September 30, 2023 and for the three and nine months ended September 30, 2022, because their exercise would have anti-dilutive effects. See our 2022 Annual Report on Form 10-K, Item 8, Note 17, Share-Based Associate Compensation Plans, Page 170, for information about share-based awards.

NOTE 11 – Employee Retirement Benefits
The following summarizes the components of net periodic benefit for our qualified and supplemental pension plans:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Service cost	$1	$2	$4	$7
Non-service (benefit) costs:
Interest cost	3	3	9	8
Expected return on plan assets	(5)	(6)	(15)	(17)
Amortization of actuarial loss and prior service cost	—	—	(2)	—
Other	—	—	(5)	—
Total non-service benefit	(2)	(3)	(13)	(9)
Net periodic benefit	$(1)	$(1)	$(9)	$(2)

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

We made matching contributions totaling $6 million to our 401(k) and Top Hat savings plans during both the third quarter of 2023 and 2022 and contributions of $20 million for both the first nine months of 2023 and 2022.
Cincinnati Financial Corporation Third-Quarter 2023 10-Q

We made no contributions to our qualified pension plan during the first nine months of 2023.

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

The company denies the allegations in these lawsuits and continues to vigorously defend them. The company maintains that it has no coverage obligations with respect to these lawsuits for business income allegedly lost by the plaintiffs due to the COVID-19 pandemic based on the terms of the applicable insurance policies. Although the policy terms vary, in general, the claims at issue in these lawsuits were denied because the policyholder identified no direct physical loss or damage to property at the insured premises, and the governmental orders that led to the complete or partial shutdown of the business were not due to the existence of any direct physical loss or damage to property in the immediate vicinity of the insured premises and did not prohibit access to the insured premises, as required by the terms of the insurance policies. Depending on the individual policy, additional policy terms and conditions may also prohibit coverage, such as exclusions for pollutants, ordinance or law, loss of use, and acts or decisions. The company’s standard commercial property insurance policies generally did not contain a specific virus exclusion.

In addition to the inherent difficulty in predicting litigation outcomes, the COVID-19 pandemic business income coverage lawsuits present a number of uncertainties and contingencies that are not yet known, including how many policyholders will ultimately file claims, the number of lawsuits that will be filed, the extent to which any class may be certified, and the size and scope of any such classes. The legal theories advanced by plaintiffs vary by case as do the state laws that govern the policy interpretation. Most of these lawsuits have been dismissed, both by courts and by plaintiffs, but some have been appealed and a few others remain pending in trial courts. Appellate decisions issued to date generally have been favorable for the insurance industry, and the company has received numerous favorable rulings on appeal with no adverse appellate rulings to date. Some cases remain to be decided and in some jurisdictions, cases have been stayed pending appellate decisions in their state or federal circuit. Accordingly, little discovery has occurred on pending cases. In addition, business income calculations depend upon a wide range of factors that are particular to the circumstances of each individual policyholder and, here, virtually none of the plaintiffs have submitted proofs of loss or otherwise quantified or factually supported any allegedly covered loss. Moreover, the company’s experience shows that demands for damages often bear little relation to a reasonable estimate of potential loss. Accordingly, management cannot now reasonably estimate the possible loss or range of loss, if any. Nonetheless, given the number of claims and potential claims, the indeterminate amounts sought, and the inherent unpredictability of litigation, it is possible that adverse outcomes, if any, in the aggregate could have a material adverse effect on the company’s consolidated financial position, results of operations and cash flows.

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
Cincinnati Financial Corporation Third-Quarter 2023 10-Q

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

Cincinnati Financial Corporation Third-Quarter 2023 10-Q

Segment information is summarized in the following table:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenues:
Commercial lines insurance
Commercial casualty	$365	$360	$1,115	$1,046
Commercial property	321	292	933	846
Commercial auto	216	213	644	627
Workers' compensation	66	73	212	209
Other commercial	94	90	280	256
Commercial lines insurance premiums	1,062	1,028	3,184	2,984
Fee revenues	1	1	3	3
Total commercial lines insurance	1,063	1,029	3,187	2,987

Personal lines insurance
Personal auto	185	158	524	465
Homeowner	271	213	755	609
Other personal	71	60	205	172
Personal lines insurance premiums	527	431	1,484	1,246
Fee revenues	1	1	3	3
Total personal lines insurance	528	432	1,487	1,249

Excess and surplus lines insurance	135	125	394	361
Fee revenues	1	1	2	2
Total excess and surplus lines insurance	136	126	396	363

Life insurance premiums	76	75	233	226
Fee revenues	3	2	8	4
Total life insurance	79	77	241	230

Investments
Investment income, net of expenses	225	193	655	573
Investment gains and losses, net	(456)	(674)	84	(2,494)
Total investment revenue	(231)	(481)	739	(1,921)

Other
Premiums	233	225	599	533
Other	3	2	8	7
Total other revenues	236	227	607	540
Total revenues	$1,811	$1,410	$6,657	$3,448

Income (loss) before income taxes:
Insurance underwriting results
Commercial lines insurance	$52	$11	$83	$25
Personal lines insurance	1	(18)	(92)	(2)
Excess and surplus lines insurance	14	9	38	44
Life insurance	17	13	38	21
Investments	(262)	(508)	648	(2,003)
Other	30	(84)	71	(66)
Total income (loss) before income taxes	$(148)	$(577)	$786	$(1,981)

Identifiable assets:	September 30, 2023	December 31, 2022
Property casualty insurance	$5,302	$5,178
Life insurance	1,556	1,518
Investments	23,063	22,133
Other	994	903
Total	$30,915	$29,732

Cincinnati Financial Corporation Third-Quarter 2023 10-Q

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
Cincinnati Financial Corporation Third-Quarter 2023 10-Q

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
•Our ability to generate growth in investment income
•Values of our fixed-maturity investments, including accounts in which we hold bank-owned life insurance contract assets
•Our traditional life policy reserves
•Domestic and global events, such as Russia's invasion of Ukraine, war in the Middle East and recent disruptions in the banking and financial services industry, resulting in capital market or credit market uncertainty, followed by prolonged periods of economic instability or recession, that lead to:
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
Cincinnati Financial Corporation Third-Quarter 2023 10-Q

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

Cincinnati Financial Corporation Third-Quarter 2023 10-Q

CORPORATE FINANCIAL HIGHLIGHTS
Net Income and Comprehensive Income Data

(Dollars in millions, except per share data)	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change
Earned premiums	$2,033	$1,884	8	$5,894	$5,350	10
Investment income, net of expenses (pretax)	225	193	17	655	573	14
Investment gains and losses, net (pretax)	(456)	(674)	32	84	(2,494)	nm
Total revenues	1,811	1,410	28	6,657	3,448	93
Net income (loss)	(99)	(416)	76	660	(1,500)	nm
Comprehensive income (loss)	(300)	(726)	59	447	(2,584)	nm
Net income (loss) per share—diluted	(0.63)	(2.63)	76	4.17	(9.42)	nm
Cash dividends declared per share	0.75	0.69	9	2.25	2.07	9
Diluted weighted average shares outstanding	156.9	158.0	(1)	158.2	159.3	(1)

Total revenues increased $401 million for the third quarter of 2023, compared with the third quarter of 2022, primarily due to a smaller reduction in net investment gains in addition to higher earned premiums and investment income. Premium and investment revenue trends are discussed further in the respective sections of Financial Results.

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

The net loss of $99 million for the third quarter of 2023, compared with a net loss in the third quarter of 2022 of $416 million, was a change of $317 million, including increases of $172 million in after-tax net investment gains and losses, $25 million in after-tax investment income and $141 million in after-tax property casualty underwriting income. Catastrophe losses for the third quarter of 2023, mostly weather related, were $58 million lower after taxes and favorably affected both net income and property casualty underwriting income. Life insurance segment results increased by $4 million on a pretax basis.

For the first nine months of 2023, net income increased $2.160 billion, compared with the first nine months of 2022, including increases of $2.037 billion in after-tax investment gains and losses, $66 million in after-tax investment income and $81 million in after-tax property casualty underwriting income. The property casualty underwriting income increase included an unfavorable $116 million after-tax effect from higher catastrophe losses. Life insurance segment results increased by $17 million on a pretax basis.

The increase in property casualty underwriting income for the third quarter of 2023 included improved overall insured loss experience before catastrophe effects, as price increases have helped to offset elevated paid losses reflecting economic or other forms of inflation that are increasing our uncertainty regarding ultimate losses. Until longer-term paid loss cost trends become more clear, we intend to remain prudent in reserving for estimated ultimate losses and this is discussed further in Financial Results by property casualty insurance segment.

Performance by segment is discussed below in Financial Results. As discussed in our 2022 Annual Report on Form 10-K, Item 7, Executive Summary, Page 48, there are several reasons why our performance during 2023 may be below our long-term targets.

The board of directors is committed to rewarding shareholders directly through cash dividends and through share repurchase authorizations. Through 2022, the company had increased the annual cash dividend rate for 62 consecutive years, a record we believe is matched by only seven other U.S. publicly traded companies. In January 2023, the board of directors increased the regular quarterly dividend to 75 cents per share, setting the stage for our 63rd consecutive year of increasing cash dividends. During the first nine months of 2023, cash dividends declared by the company increased 9% compared with the same period of 2022. Our board regularly evaluates relevant factors in decisions related to dividends and share repurchases. The 2023 dividend
Cincinnati Financial Corporation Third-Quarter 2023 10-Q

increase reflected our strong operating performance and signaled management's and the board's positive outlook and confidence in our outstanding capital, liquidity and financial flexibility.

Balance Sheet Data and Performance Measures

(Dollars in millions, except share data)	At September 30,	At December 31,
	2023	2022
Total investments	$23,408	$22,425
Total assets	30,915	29,732
Short-term debt	25	50
Long-term debt	790	789
Shareholders' equity	10,624	10,562
Book value per share	67.72	67.21
Debt-to-total-capital ratio	7.1%	7.4%

Total assets at September 30, 2023, increased 4% compared with year-end 2022, and included a 4% increase in total investments that reflected net purchases that were partially offset by lower fair values for many securities in our portfolio. Shareholders' equity increased 1% and book value per share also increased 1% during the first nine months of 2023. Our debt-to-total-capital ratio (capital is the sum of debt plus shareholders' equity) decreased compared with year-end 2022.

Our value creation ratio is our primary performance metric. As shown in the tables below, that ratio was 4.4% for the first nine months of 2023, and was more than the same period in 2022 primarily due to a higher amount in overall net gains from our investment portfolio. Book value per share increased $0.71 during the first nine months of 2023 and contributed 1.1 percentage points to the value creation ratio, while dividends declared at $2.25 per share contributed 3.3 points. Value creation ratios by major components and in total, along with calculations from per-share amounts, are shown in the tables below.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Value creation ratio major components:
Net income before investment gains	2.4%	1.1%	5.6%	3.7%
Change in fixed-maturity securities, realized and unrealized gains	(2.6)	(3.9)	(2.7)	(11.5)
Change in equity securities, investment gains	(3.3)	(5.2)	0.8	(15.6)
Other	0.9	(0.4)	0.7	(0.6)
Value creation ratio	(2.6)%	(8.4)%	4.4%	(24.0)%

Cincinnati Financial Corporation Third-Quarter 2023 10-Q

(Dollars are per share)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Book value change per share
Book value as originally reported December 31, 2022			$67.01
Cumulative effect of change in accounting for long-duration insurance contracts, net of tax			0.20
Book value as adjusted December 31, 2022			$67.21

Value creation ratio:
End of period book value*- as originally reported	$67.72	$60.01	$67.72	$60.01
Less beginning of period book value - as originally reported	70.33	66.30	67.01	81.72
Change in book value - as originally reported	(2.61)	(6.29)	0.71	(21.71)
Dividend declared to shareholders	0.75	0.69	2.25	2.07
Total value creation	$(1.86)	$(5.60)	$2.96	$(19.64)

Value creation ratio from change in book value**	(3.7)%	(9.4)%	1.1%	(26.5)%
Value creation ratio from dividends declared to shareholders***	1.1	1.0	3.3	2.5
Value creation ratio	(2.6)%	(8.4)%	4.4%	(24.0)%

* Book value per share is calculated by dividing end of period total shareholders' equity by end of period shares outstanding
** Change in book value divided by the beginning of period book value
*** Dividend declared to shareholders divided by beginning of period book value

DRIVERS OF LONG-TERM VALUE CREATION
Operating through The Cincinnati Insurance Company, Cincinnati Financial Corporation is one of the 25 largest property casualty insurers in the nation, based on 2022 net written premiums for approximately 2,000 U.S. stock and mutual insurer groups. We market our insurance products through a select group of independent insurance agencies as discussed in our 2022 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 6. At September 30, 2023, we actively marketed through 2,053 agencies located in 46 states. We maintain a long-term perspective that guides us in addressing immediate challenges or opportunities while focusing on the major decisions that best position our company for success through all market cycles.

To measure our long-term progress in creating shareholder value, our value creation ratio is our primary financial performance target. As discussed in our 2022 Annual Report on Form 10-K, Item 7, Executive Summary, Page 48, management believes this measure is a meaningful indicator of our long-term progress in creating shareholder value and has three primary performance drivers:

•Premium growth – We believe our agency relationships and initiatives can lead to a property casualty written premium growth rate over any five-year period that exceeds the industry average. For the first nine months of 2023, our consolidated property casualty net written premium year-over-year growth was 9%, compared with the industry's 10% growth rate reported by A.M. Best for the first six months of 2023. For the five-year period 2018 through 2022, our growth rate exceeded that of the industry. The industry's growth rate excludes its mortgage and financial guaranty lines of business.
•Combined ratio – We believe our underwriting philosophy and initiatives can generate a GAAP combined ratio over any five-year period that is consistently within the range of 95% to 100%. For the first nine months of 2023, our GAAP combined ratio was 97.5%, including 11.9 percentage points of current accident year catastrophe losses partially offset by 3.8 percentage points of favorable loss reserve development on prior accident years. Our statutory combined ratio was 96.5% for the first nine months of 2023, comparing favorably with the industry's 104.5% reported by A.M. Best for the first six months of 2023. The industry's ratio again excludes its mortgage and financial guaranty lines of business.
Cincinnati Financial Corporation Third-Quarter 2023 10-Q

•Investment contribution – We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year return of the Standard & Poor's 500 Index. For the first nine months of 2023, pretax investment income was $655 million, up 14% compared with the same period in 2022. We believe our investment portfolio mix provides an appropriate balance of income stability and growth with capital appreciation potential.

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

At September 30, 2023, we held $4.561 billion of our cash and cash equivalents and invested assets at the parent-company level, of which $4.142 billion, or 90.8%, was invested in common stocks, and $227 million, or 5.0%, was cash or cash equivalents. Our debt-to-total-capital ratio was 7.1% at September 30, 2023. Another important indicator of financial strength is our ratio of property casualty net written premiums to statutory surplus, which was 1.2-to-1 for the 12 months ended September 30, 2023, compared with 1.1-to-1 at year-end 2022.

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

At October 25, 2023, our insurance subsidiaries continued to be highly rated.

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
Cincinnati Financial Corporation Third-Quarter 2023 10-Q

CONSOLIDATED PROPERTY CASUALTY INSURANCE HIGHLIGHTS
Consolidated property casualty insurance results include premiums and expenses for our standard market insurance segments (commercial lines and personal lines), our excess and surplus lines segment, Cincinnati Re® and our London-based global specialty underwriter Cincinnati Global Underwriting Ltd.SM (Cincinnati Global).

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change
Earned premiums	$1,957	$1,809	8	$5,661	$5,124	10
Fee revenues	3	3	0	8	8	0
Total revenues	1,960	1,812	8	5,669	5,132	10
Loss and loss expenses from:
Current accident year before catastrophe losses	1,130	1,116	1	3,380	3,127	8
Current accident year catastrophe losses	184	275	(33)	673	560	20
Prior accident years before catastrophe losses	(48)	(20)	(140)	(178)	(74)	(141)
Prior accident years catastrophe losses	(5)	(23)	78	(35)	(69)	49
Loss and loss expenses	1,261	1,348	(6)	3,840	3,544	8
Underwriting expenses	587	530	11	1,680	1,541	9
Underwriting profit (loss)	$112	$(66)	nm	$149	$47	217

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	57.7%	61.7%	(4.0)	59.7%	61.0%	(1.3)
Current accident year catastrophe losses	9.4	15.2	(5.8)	11.9	10.9	1.0
Prior accident years before catastrophe losses	(2.4)	(1.1)	(1.3)	(3.2)	(1.4)	(1.8)
Prior accident years catastrophe losses	(0.3)	(1.3)	1.0	(0.6)	(1.4)	0.8
Loss and loss expenses	64.4	74.5	(10.1)	67.8	69.1	(1.3)
Underwriting expenses	30.0	29.4	0.6	29.7	30.1	(0.4)
Combined ratio	94.4%	103.9%	(9.5)	97.5%	99.2%	(1.7)

Combined ratio	94.4%	103.9%	(9.5)	97.5%	99.2%	(1.7)
Contribution from catastrophe losses and prior years reserve development	6.7	12.8	(6.1)	8.1	8.1	0.0
Combined ratio before catastrophe losses and prior years reserve development	87.7%	91.1%	(3.4)	89.4%	91.1%	(1.7)

Our consolidated property casualty insurance operations generated an underwriting profit of $112 million for the third quarter of 2023 and $149 million for the first nine months of the year. Compared with an underwriting loss of $66 million for the third quarter of 2022, the third-quarter 2023 improvement of $178 million included a favorable decrease of $73 million in losses from catastrophes, mostly caused by severe weather. The third-quarter 2023 change in underwriting profitability also included higher current accident year loss and loss expenses before catastrophe losses that grew more slowly than earned premiums and higher amounts of favorable reserve development on prior accident years.The nine-month underwriting profit improvement of $102 million, compared with the first nine months of 2022, included an unfavorable increase of $147 million in losses from catastrophes. The nine-month 2023 period also experienced higher current accident year loss and loss expenses before catastrophe losses that grew more slowly than earned premiums and higher amounts of favorable reserve development on prior accident years.

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
Cincinnati Financial Corporation Third-Quarter 2023 10-Q

For all property casualty lines of business in aggregate, net loss and loss expense reserves at September 30, 2023, were $655 million, or 8%, higher than at year-end 2022, including an increase of $539 million for the incurred but not reported (IBNR) portion.

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

Our consolidated property casualty combined ratio for the third quarter of 2023 improved by 9.5 percentage points, compared with the same period of 2022, including a decrease of 4.8 points from lower catastrophe losses and loss expenses. For the first nine months of 2023, compared with the 2022 nine-month period, our combined ratio decreased by 1.7 percentage points, despite an increase of 1.8 points from catastrophe losses and loss expenses. Other combined ratio components that increased are discussed below and in further detail in Financial Results by property casualty insurance segment.
The combined ratio can be affected significantly by natural catastrophe losses and other large losses as discussed in detail below. The combined ratio can also be affected by updated estimates of loss and loss expense reserves established for claims that occurred in prior periods, referred to as prior accident years. Net favorable development on prior accident year reserves, including reserves for catastrophe losses, benefited the combined ratio by 3.8 percentage points in the first nine months of 2023, compared with 2.8 percentage points in the same period of 2022. Net favorable development is discussed in further detail in Financial Results by property casualty insurance segment.

The ratio for current accident year loss and loss expenses before catastrophe losses improved in the first nine months of 2023. That 59.7% ratio was 1.3 percentage points lower, compared with the 61.0% accident year 2022 ratio measured as of September 30, 2022, including a decrease of 0.6 points in the ratio for large losses of $2 million or more per claim, discussed below. The ratio improvement of 1.3 percentage points included an increase of 3.0 points for the IBNR portion and a decrease of 4.3 points for the case incurred portion.

The underwriting expense ratio increased for the third quarter and decreased for the first nine months of 2023, compared with the same periods a year ago. The increase for third-quarter 2023 was primarily due to an increase in employee and travel-related expenses while the nine-month 2023 decrease was primarily due to a decrease in profit-sharing commissions for agencies. The ratios also included ongoing expense management efforts and higher earned premiums.
Cincinnati Financial Corporation Third-Quarter 2023 10-Q

Consolidated Property Casualty Insurance Premiums

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change
Agency renewal written premiums	$1,549	$1,390	11	$4,727	$4,269	11
Agency new business written premiums	313	264	19	867	794	9
Other written premiums	95	96	(1)	532	550	(3)
Net written premiums	1,957	1,750	12	6,126	5,613	9
Unearned premium change	—	59	(100)	(465)	(489)	5
Earned premiums	$1,957	$1,809	8	$5,661	$5,124	10

The trends in net written premiums and earned premiums summarized in the table above include the effects of price increases. Price change trends that heavily influence renewal written premium increases or decreases, along with other premium growth drivers for 2023, are discussed in more detail by segment below in Financial Results.

Consolidated property casualty net written premiums for the third quarter and nine months ended September 30, 2023, grew $207 million and $513 million compared with the same periods of 2022. Our premium growth initiatives from prior years have provided an ongoing favorable effect on growth during the current year, particularly as newer agency relationships mature over time.

Consolidated property casualty agency new business written premiums increased by $49 million and $73 million for the third quarter and first nine months of 2023, compared with the same periods of 2022. New agency appointments during 2023 and 2022 produced a $44 million increase in standard lines new business for the first nine months of 2023 compared with the same period of 2022. As we appoint new agencies that choose to move accounts to us, we report these accounts as new business. While this business is new to us, in many cases it is not new to the agent. We believe these seasoned accounts tend to be priced more accurately than business that may be less familiar to our agent upon obtaining it from a competing agent.

Net written premiums for Cincinnati Re, included in other written premiums, decreased by $1 million and $26 million to $85 million and $492 million, respectively, for the three and nine months ended September 30, 2023, compared with the same periods of 2022. Cincinnati Re assumes risks through reinsurance treaties and in some cases cedes part of the risk and related premiums to one or more unaffiliated reinsurance companies through transactions known as retrocessions.

Cincinnati Global is also included in other written premiums. Net written premiums increased for Cincinnati Global by $12 million and $38 million to $69 million and $215 million, respectively, for the three and nine months ended September 30, 2023, compared with the same periods of 2022.

Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. An increase in ceded premiums reduced net written premiums by $7 million and $27 million for the third quarter and first nine months of 2023, compared with the same periods of 2022.

Catastrophe losses and loss expenses typically have a material effect on property casualty results and can vary significantly from period to period. Losses from catastrophes contributed 9.1 and 11.3 percentage points to the combined ratio in the third quarter and first nine months of 2023, compared with 13.9 and 9.5 percentage points in the same periods of 2022.

Effective June 1, 2023, we restructured our reinsurance program for Cincinnati Re that included property catastrophe excess of loss coverage. The restructured treaties are for a period of one year and provide $40 million of coverage for various combinations of occurrences for business written in North America on a direct basis and by Cincinnati Re. Cincinnati Global catastrophe losses are not applicable to the treaty. There is a per occurrence limit of $20 million for Cincinnati Re catastrophe losses in excess of $80 million per event. The remaining coverage is for business written by Cincinnati Re and on a direct basis that applies to catastrophe losses in excess of $600 million per event. Ceded premiums for these treaties are estimated to be approximately $8 million.

Cincinnati Financial Corporation Third-Quarter 2023 10-Q

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

Consolidated Property Casualty Insurance Catastrophe Losses and Loss Expenses Incurred

(Dollars in millions, net of reinsurance)		Three months ended September 30,					Nine months ended September 30,
		Comm.	Pers.	E&S			Comm.	Pers.	E&S
Dates	Region	lines	lines	lines	Other	Total	lines	lines	lines	Other	Total
2023
Mar. 1-4	Midwest, Northeast, South	$(1)	$(3)	$—	$—	$(4)	$27	$27	$—	$2	$56
Mar. 23-28	Midwest, Northeast, South	(2)	(3)	—	—	(5)	20	24	—	—	44
Mar. 30 - Apr. 1	Midwest, Northeast, South	(1)	—	—	—	(1)	62	33	—	—	95
Apr. 3-7	Midwest, Northeast, South	2	2	—	—	4	12	32	—	—	44
May 2-9	Midwest, South	(1)	(1)	—	—	(2)	23	7	—	—	30
Jun. 21-27	Midwest, Northeast, South, West	14	4	—	—	18	23	17	—	—	40
Jun. 28 - Jul. 4	Midwest, Northeast, South, West	8	11	—	—	19	10	16	—	—	26
All other 2023 catastrophes		53	69	(1)	34	155	125	171	3	39	338
Development on 2022 and prior catastrophes		(1)	(6)	(1)	3	(5)	(2)	(42)	(1)	10	(35)
Calendar year incurred total		$71	$73	$(2)	$37	$179	$300	$285	$2	$51	$638

2022
Jun. 11-17	Midwest, Northeast, South	$1	$(2)	$—	$—	$(1)	$18	$17	$—	$—	$35
Sep. 27 - Oct.1	South (Ian)	26	51	—	143	220	26	51	—	143	220
All other 2022 catastrophes		23	27	—	6	56	157	126	3	19	305
Development on 2021 and prior catastrophes		(4)	(7)	—	(12)	(23)	(17)	(40)	—	(12)	(69)
Calendar year incurred total		$46	$69	$—	$137	$252	$184	$154	$3	$150	$491

Cincinnati Financial Corporation Third-Quarter 2023 10-Q

The following table includes data for losses incurred of $2 million or more per claim, net of reinsurance.

Consolidated Property Casualty Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change
Current accident year losses greater than $5 million	$24	$38	(37)	$103	$99	4
Current accident year losses $2 million - $5 million	52	41	27	102	116	(12)
Large loss prior accident year reserve development	32	16	100	60	47	28
Total large losses incurred	108	95	14	265	262	1
Losses incurred but not reported	150	131	15	474	241	97
Other losses excluding catastrophe losses	639	700	(9)	1,906	2,056	(7)
Catastrophe losses	170	246	(31)	614	478	28
Total losses incurred	$1,067	$1,172	(9)	$3,259	$3,037	7

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	1.2%	2.1%	(0.9)	1.8%	1.9%	(0.1)
Current accident year losses $2 million - $5 million	2.7	2.3	0.4	1.8	2.3	(0.5)
Large loss prior accident year reserve development	1.6	0.9	0.7	1.1	0.9	0.2
Total large loss ratio	5.5	5.3	0.2	4.7	5.1	(0.4)
Losses incurred but not reported	7.6	7.2	0.4	8.4	4.7	3.7
Other losses excluding catastrophe losses	32.7	38.7	(6.0)	33.7	40.2	(6.5)
Catastrophe losses	8.7	13.6	(4.9)	10.8	9.3	1.5
Total loss ratio	54.5%	64.8%	(10.3)	57.6%	59.3%	(1.7)

We believe the inherent variability of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the variability in addition to general inflationary trends in loss costs. Our analysis continues to indicate no unexpected concentration of large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The third-quarter 2023 property casualty total large losses incurred of $108 million, net of reinsurance, was higher than the $77 million quarterly average during full-year 2022 and the $95 million experienced for the third quarter of 2022. The ratio for these large losses was 0.2 percentage points higher compared with last year's third quarter. The third-quarter 2023 amount of total large losses incurred unfavorably contributed to the decrease in the nine-month 2023 total large loss ratio, compared with 2022, partially offsetting a first-half 2023 ratio that was 0.7 points lower than the first half of 2022. We believe results for the three- and nine-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $2 million. Losses by size are discussed in further detail in results of operations by property casualty insurance segment.
FINANCIAL RESULTS
Consolidated results reflect the operating results of each of our five segments along with the parent company, Cincinnati Re, Cincinnati Global and other activities reported as "Other." The five segments are:
•Commercial lines insurance
•Personal lines insurance
•Excess and surplus lines insurance
•Life insurance
•Investments

Cincinnati Financial Corporation Third-Quarter 2023 10-Q

COMMERCIAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change
Earned premiums	$1,062	$1,028	3	$3,184	$2,984	7
Fee revenues	1	1	0	3	3	0
Total revenues	1,063	1,029	3	3,187	2,987	7
Loss and loss expenses from:
Current accident year before catastrophe losses	642	664	(3)	1,959	1,896	3
Current accident year catastrophe losses	72	50	44	302	201	50
Prior accident years before catastrophe losses	(33)	—	nm	(123)	(34)	(262)
Prior accident years catastrophe losses	(1)	(4)	75	(2)	(17)	88
Loss and loss expenses	680	710	(4)	2,136	2,046	4
Underwriting expenses	331	308	7	968	916	6
Underwriting profit	$52	$11	373	$83	$25	232

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	60.5%	64.5%	(4.0)	61.6%	63.5%	(1.9)
Current accident year catastrophe losses	6.8	4.9	1.9	9.5	6.8	2.7
Prior accident years before catastrophe losses	(3.2)	—	(3.2)	(3.9)	(1.1)	(2.8)
Prior accident years catastrophe losses	(0.1)	(0.4)	0.3	(0.1)	(0.6)	0.5
Loss and loss expenses	64.0	69.0	(5.0)	67.1	68.6	(1.5)
Underwriting expenses	31.2	30.0	1.2	30.4	30.7	(0.3)
Combined ratio	95.2%	99.0%	(3.8)	97.5%	99.3%	(1.8)

Combined ratio	95.2%	99.0%	(3.8)	97.5%	99.3%	(1.8)
Contribution from catastrophe losses and prior years reserve development	3.5	4.5	(1.0)	5.5	5.1	0.4
Combined ratio before catastrophe losses and prior years reserve development	91.7%	94.5%	(2.8)	92.0%	94.2%	(2.2)

Overview
Performance highlights for the commercial lines segment include:
•Premiums – Earned premiums and net written premiums for the commercial lines segment grew during the third quarter and first nine months of 2023, compared with the same periods a year ago, reflecting renewal written premium growth that continued to include higher average pricing. The table below analyzes the primary components of premiums. We continue to use predictive analytics tools to improve pricing precision and segmentation while leveraging our local relationships with agents through the efforts of our teams that work closely with them. We seek to maintain appropriate pricing discipline for both new and renewal business as our agents and underwriters assess account quality to make careful decisions on a policy-by-policy basis whether to write or renew a policy.
Agency renewal written premiums increased by 6% for both the third quarter and first nine months of 2023, compared with the same periods of 2022, including price increases. During the third quarter of 2023, our overall standard commercial lines policies averaged estimated renewal price increases at percentages near the low end of the high-single-digit range. We continue to segment commercial lines policies, emphasizing identification and retention of those we believe have relatively stronger pricing. Conversely, we have been seeking stricter renewal terms and conditions on policies we believe have relatively weaker pricing, thus retaining fewer of those policies. We measure average changes in commercial lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for the respective policies.
Cincinnati Financial Corporation Third-Quarter 2023 10-Q

Our average overall commercial lines renewal pricing change includes the impact of flat pricing for certain coverages within package policies written for a three-year term that were in force but did not expire during the period being measured. Therefore, our reported change in average commercial lines renewal pricing reflects a blend of three-year policies that did not expire and other policies that did expire during the measurement period. For commercial lines policies that did expire and were then renewed during the third quarter of 2023, we estimate that our average percentage price increases were in the high-single-digit range for our commercial property, commercial auto and commercial casualty lines of business. The estimated average percentage price change for workers' compensation was a decrease in the low-single-digit range.
Our commercial lines segment's increase in agency renewal written premiums for the first nine months of 2023 also included changes in the level of insured exposures. Part of the insured exposure increase reflects our response to inflation effects that increase the cost of building materials to repair damaged commercial structures. We use building valuation software to automate much of that underwriting process and may also manually adjust premiums to reflect property costs.
Renewal premiums for certain policies, primarily our commercial casualty and workers' compensation lines of business, include the results of policy audits that adjust initial premium amounts based on differences between estimated and actual sales or payroll related to a specific policy. Audits completed during the first nine months of 2023 contributed $105 million to net written premiums, compared with $72 million for the same period of 2022.
New business written premiums for commercial lines decreased $1 million and $39 million during the third quarter and first nine months of 2023, compared with the same periods of 2022, reflecting pricing discipline in a highly competitive market. Trend analysis for year-over-year comparisons of individual quarters is more difficult to assess for commercial lines new business written premiums, due to inherent variability. That variability is often driven by larger policies with annual premiums greater than $100,000.
Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. For our commercial lines insurance segment, an increase in ceded premiums reduced net written premiums by $6 million and $17 million for the third quarter and first nine months of 2023, compared with the same periods of 2022.

Commercial Lines Insurance Premiums

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change
Agency renewal written premiums	$914	$860	6	$2,940	$2,764	6
Agency new business written premiums	148	149	(1)	431	470	(8)
Other written premiums	(33)	(25)	(32)	(95)	(82)	(16)
Net written premiums	1,029	984	5	3,276	3,152	4
Unearned premium change	33	44	(25)	(92)	(168)	45
Earned premiums	$1,062	$1,028	3	$3,184	$2,984	7

•Combined ratio – The third-quarter 2023 commercial lines combined ratio improved by 3.8 percentage points, compared with the third quarter of 2022, despite an increase of 2.2 points in losses from catastrophes. The third-quarter combined ratio also decreased 4.0 points from current accident year loss and loss expenses before catastrophe losses, including an increase of 2.3 points for the IBNR portion and a decrease of 6.3 points for the case incurred portion. For the first nine months of 2023, the combined ratio improved by 1.8 percentage points, compared with the same period a year ago, despite an increase of 3.2 points in losses from catastrophes. The nine-month 2023 combined ratio also included a decrease of 1.9 points from current accident year loss and loss expenses before catastrophe losses, including an increase of 4.1 points for the IBNR portion and a decrease of 6.0 points for the case incurred portion. Underwriting results also included a higher level of favorable reserve development on prior accident years, as discussed below. The current accident year ratios were measured as of September 30 of the respective years and included a decrease of 1.5 percentage points for the third quarter and a decrease of 0.8 points for the first nine months of 2023 in the ratio for large losses of $2 million or more per claim, discussed below.
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
Cincinnati Financial Corporation Third-Quarter 2023 10-Q

coverages for some of our lines of business. Due to increased uncertainty regarding ultimate losses, we intend to remain prudent in reserving for estimated ultimate losses until longer-term loss cost trends become more clear.
Commercial umbrella coverages, part of our commercial casualty line of business that help protect businesses against liability from occurrences such as accidents or injuries, contributed a decrease of approximately 2.5 percentage points to the commercial lines segment nine-month 2023 ratio for loss and loss expenses decrease of 1.5% shown in the table above. For the first nine months of 2023, incurred losses and loss expenses for commercial umbrella coverages of $257 million decreased $59 million or 19%, compared with the same period of 2022, including a decrease of $8 million or 7% for the IBNR portion, while earned premiums of $379 million increased 2%. The estimated combined ratio for commercial umbrella for the first nine months of 2023 was 96%, compared with an estimated 115% for the same period of 2022.
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
Catastrophe losses and loss expenses accounted for 6.7 and 9.4 percentage points of the combined ratio for the third quarter and first nine months of 2023, compared with 4.5 and 6.2 percentage points for the same periods a year ago. Through 2022, the 10-year annual average for that catastrophe measure for the commercial lines segment was 5.5 percentage points, and the five-year annual average was 6.2 percentage points.
The net effect of reserve development on prior accident years during the third quarter and first nine months of 2023 was favorable for commercial lines overall by $34 million and $125 million, compared with $4 million and $51 million for the same periods in 2022. For the first nine months of 2023, our workers' compensation, commercial casualty and commercial property lines of business were the main contributors to the commercial lines net favorable reserve development on prior accident years. The net favorable reserve development recognized during the first nine months of 2023 for our commercial lines insurance segment was mainly for accident years 2022 and 2020 and was primarily due to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2022 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 53.
The commercial lines underwriting expense ratio increased for the third quarter and decreased for the first nine months of 2023, compared with the same periods a year ago. The increase for third-quarter 2023 was primarily due to an increase in employee and travel-related expenses while the nine-month 2023 decrease was primarily due to a decrease in profit-sharing commissions for agencies. The ratios also included ongoing expense management efforts and higher earned premiums.

Cincinnati Financial Corporation Third-Quarter 2023 10-Q

Commercial Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change
Current accident year losses greater than $5 million	$18	$30	(40)	$76	$61	25
Current accident year losses $2 million - $5 million	28	29	(3)	68	95	(28)
Large loss prior accident year reserve development	30	14	114	52	43	21
Total large losses incurred	76	73	4	196	199	(2)
Losses incurred but not reported	88	97	(9)	242	196	23
Other losses excluding catastrophe losses	336	386	(13)	1,055	1,149	(8)
Catastrophe losses	67	44	52	288	179	61
Total losses incurred	$567	$600	(6)	$1,781	$1,723	3

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	1.7%	3.0%	(1.3)	2.4%	2.0%	0.4
Current accident year losses $2 million - $5 million	2.6	2.8	(0.2)	2.1	3.3	(1.2)
Large loss prior accident year reserve development	2.8	1.3	1.5	1.6	1.4	0.2
Total large loss ratio	7.1	7.1	0.0	6.1	6.7	(0.6)
Losses incurred but not reported	8.3	9.4	(1.1)	7.6	6.6	1.0
Other losses excluding catastrophe losses	31.7	37.7	(6.0)	33.2	38.4	(5.2)
Catastrophe losses	6.3	4.2	2.1	9.0	6.0	3.0
Total loss ratio	53.4%	58.4%	(5.0)	55.9%	57.7%	(1.8)

We continue to monitor new losses and case reserve increases greater than $2 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The third-quarter 2023 commercial lines total large losses incurred of $76 million, net of reinsurance, was higher than the quarterly average of $56 million during full-year 2022 and the $73 million of total large losses incurred for the third quarter of 2022. The decrease in commercial lines large losses for the first nine months of 2023 was primarily due to our commercial casualty line of business. The third-quarter 2023 ratio for commercial lines total large losses matched last year's third-quarter ratio. The third-quarter 2023 amount of total large losses incurred unfavorably contributed to the decrease in the nine-month 2023 total large loss ratio, compared with 2022, as it partially offset a first-half 2023 ratio that was 0.7 points lower than the first half of 2022. We believe results for the three- and nine-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $2 million.

Cincinnati Financial Corporation Third-Quarter 2023 10-Q

PERSONAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change
Earned premiums	$527	$431	22	$1,484	$1,246	19
Fee revenues	1	1	0	3	3	0
Total revenues	528	432	22	1,487	1,249	19
Loss and loss expenses from:
Current accident year before catastrophe losses	297	256	16	865	740	17
Current accident year catastrophe losses	79	76	4	327	194	69
Prior accident years before catastrophe losses	(2)	(1)	(100)	(12)	(16)	25
Prior accident years catastrophe losses	(6)	(7)	14	(42)	(40)	(5)
Loss and loss expenses	368	324	14	1,138	878	30
Underwriting expenses	159	126	26	441	373	18
Underwriting profit (loss)	$1	$(18)	nm	$(92)	$(2)	nm

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	56.3%	59.5%	(3.2)	58.3%	59.4%	(1.1)
Current accident year catastrophe losses	15.1	17.7	(2.6)	22.0	15.6	6.4
Prior accident years before catastrophe losses	(0.4)	(0.2)	(0.2)	(0.8)	(1.3)	0.5
Prior accident years catastrophe losses	(1.2)	(1.8)	0.6	(2.8)	(3.2)	0.4
Loss and loss expenses	69.8	75.2	(5.4)	76.7	70.5	6.2
Underwriting expenses	30.1	29.3	0.8	29.7	29.9	(0.2)
Combined ratio	99.9%	104.5%	(4.6)	106.4%	100.4%	6.0

Combined ratio	99.9%	104.5%	(4.6)	106.4%	100.4%	6.0
Contribution from catastrophe losses and prior years reserve development	13.5	15.7	(2.2)	18.4	11.1	7.3
Combined ratio before catastrophe losses and prior years reserve development	86.4%	88.8%	(2.4)	88.0%	89.3%	(1.3)

Overview
Performance highlights for the personal lines segment include:
•Premiums – Personal lines earned premiums and net written premiums continued to grow during the third quarter and first nine months of 2023, including increased new business and renewal written premiums that included higher average pricing. Cincinnati Private ClientSM net written premiums included in the personal lines insurance segment results totaled approximately $356 million and $938 million for the third quarter and first nine months of 2023, compared with $249 million and $685 million for the same periods of 2022. Cincinnati Private Client net written premiums for the respective periods included excess and surplus lines homeowner policies with premiums totaling $34 million in third-quarter 2023, $85 million in first nine months of 2023, $15 million in third-quarter 2022 and $49 million for the first nine months of 2022. The table below analyzes the primary components of premiums.
Agency renewal written premiums increased 24% and 22% for the third quarter and first nine months of 2023, reflecting rate increases in selected states, a higher level of insured exposures and other factors such as higher policy retention rates and changes in policy deductibles or mix of business. Part of the insured exposure increase reflects our response to inflation effects that increase the cost of building materials to repair damaged homes.
We estimate that premium rates for our personal auto line of business increased at average percentages in the high-single-digit range during the first nine months of 2023, with the third quarter in the low-double-digit range. We plan to increase rates aggressively in future quarters, and we expect full-year 2023 written premiums will include an average rate increase of approximately 10% for our personal auto line of business. For our homeowner line of business, we estimate that premium rates for the first nine months of 2023 increased at average percentages in the mid-single-digit range, with the third quarter near the low end of the high-single-digit
Cincinnati Financial Corporation Third-Quarter 2023 10-Q

range. For both our personal auto and homeowner lines of business, some individual policies experienced lower or higher rate changes based on each risk's specific characteristics and enhanced pricing precision enabled by predictive models.
Personal lines new business written premiums increased $41 million or 51% for the third quarter, compared with the same period of 2022 with approximately half of the increase occurring in the middle market part of our personal lines insurance segment. For the first nine months of 2023, compared with the same period of 2022, personal lines new business written premiums increased $86 million or 39%, including approximately $31 million from Cincinnati Private Client policies and $55 million from middle-market policies. We believe we maintained underwriting and pricing discipline across all personal lines markets as we expanded use of enhanced pricing precision tools.
Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. For our personal lines insurance segment, an increase in 2023 ceded premiums reduced net written premiums by $1 million and $12 million for the third quarter and first nine months, compared with the same periods of 2022.
Personal Lines Insurance Premiums

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change
Agency renewal written premiums	$542	$437	24	$1,471	$1,208	22
Agency new business written premiums	122	81	51	307	221	39
Other written premiums	(18)	(16)	(13)	(55)	(43)	(28)
Net written premiums	646	502	29	1,723	1,386	24
Unearned premium change	(119)	(71)	(68)	(239)	(140)	(71)
Earned premiums	$527	$431	22	$1,484	$1,246	19

•Combined ratio – Our personal lines combined ratio for the third quarter of 2023 improved by 4.6 percentage points, compared with third-quarter 2022, including a decrease of 2.0 points in losses from catastrophes. The third-quarter 2023 combined ratio also included a decrease of 3.2 percentage points from current accident year loss and loss expenses before catastrophe losses, including a decrease of 2.0 points for the IBNR portion and a decrease of 1.2 points for the case incurred portion. For the first nine months of 2023, the combined ratio increased by 6.0 percentage points, compared with the same period a year ago, including an increase of 6.8 points in losses from catastrophes. The nine-month 2023 combined ratio also included a decrease of 1.1 points from current accident year loss and loss expenses before catastrophe losses, including an increase of 2.5 points for the IBNR portion and a decrease of 3.6 points for the case incurred portion. Those current accident year ratios were measured as of September 30 of the respective years and included an increase of 1.3 percentage points for the third quarter, and a decrease of 0.5 points for the first nine months of 2023, in the ratio for large losses of $2 million or more per claim, discussed below.
When estimating the ultimate cost of total loss and loss expenses, we consider many factors, including trends in inflation, historical paid and reported losses, large loss activity and other data or information for the industry or our company. Elevated inflation was a driver of higher losses and loss expenses as costs have increased significantly to repair damaged autos or homes that we insure. Due to increased uncertainty regarding ultimate losses, we intend to remain prudent in reserving for estimated ultimate losses until longer-term loss cost trends become more clear. For example, for the first nine months of 2023, personal auto incurred loss and loss expenses before catastrophe losses increased $45 million or 13%, compared with the same period of 2022, including an increase of $18 million or 86% for the IBNR portion, while earned premiums rose 13%.
Catastrophe losses and loss expenses accounted for 13.9 and 19.2 percentage points of the combined ratio for the third quarter and first nine months of 2023, compared with 15.9 and 12.4 points for the same periods a year ago. The 10-year annual average catastrophe loss ratio for the personal lines segment through 2022 was 10.6 percentage points, and the five-year annual average was 12.0 percentage points.
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
Cincinnati Financial Corporation Third-Quarter 2023 10-Q

The net effect of reserve development on prior accident years during the third quarter and first nine months of 2023 was favorable for personal lines overall by $8 million and $54 million, compared with $8 million and $56 million of favorable development for the same periods of 2022. Our homeowner line of business was the primary contributor to the personal lines net favorable reserve development for the first nine months of 2023. The net favorable reserve development was primarily due to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2022 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 53.
The personal lines underwriting expense ratio increased for the third quarter and decreased for the first nine months of 2023, compared with the same periods a year ago. The increase for third-quarter 2023 was primarily due to increases in reinsurance commissions and profit-sharing commissions for agencies while the nine-month 2023 decrease was mainly due to a decrease in profit-sharing commissions for agencies. The ratios also included ongoing expense management efforts and higher earned premiums.
Personal Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change
Current accident year losses greater than $5 million	$6	$8	(25)	$27	$38	(29)
Current accident year losses $2 million - $5 million	24	12	100	34	19	79
Large loss prior accident year reserve development	2	2	0	9	4	125
Total large losses incurred	32	22	45	70	61	15
Losses incurred but not reported	7	9	(22)	60	7	nm
Other losses excluding catastrophe losses	210	185	14	591	548	8
Catastrophe losses	71	66	8	277	150	85
Total losses incurred	$320	$282	13	$998	$766	30

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	1.1%	1.9%	(0.8)	1.8%	3.1%	(1.3)
Current accident year losses $2 million - $5 million	4.7	2.6	2.1	2.3	1.5	0.8
Large loss prior accident year reserve development	0.4	0.6	(0.2)	0.6	0.3	0.3
Total large loss ratio	6.2	5.1	1.1	4.7	4.9	(0.2)
Losses incurred but not reported	1.2	2.0	(0.8)	4.0	0.6	3.4
Other losses excluding catastrophe losses	39.9	43.0	(3.1)	39.9	44.0	(4.1)
Catastrophe losses	13.4	15.5	(2.1)	18.7	12.0	6.7
Total loss ratio	60.7%	65.6%	(4.9)	67.3%	61.5%	5.8

We continue to monitor new losses and case reserve increases greater than $2 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the third quarter of 2023, the personal lines total large loss ratio, net of reinsurance, was 1.1 percentage points higher than last year's third quarter. The increase in personal lines total large losses incurred for the first nine months of 2023 occurred primarily for our homeowner line of business. The third-quarter 2023 amount of total large losses incurred unfavorably contributed to the decrease in the nine-month 2023 total large loss ratio, compared with 2022, partially offsetting a first-half 2023 ratio that was 0.8 points lower than the first half of 2022. We believe results for the three- and nine-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $2 million.

Cincinnati Financial Corporation Third-Quarter 2023 10-Q

EXCESS AND SURPLUS LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change
Earned premiums	$135	$125	8	$394	$361	9
Fee revenues	1	1	0	2	2	0
Total revenues	136	126	8	396	363	9

Loss and loss expenses from:
Current accident year before catastrophe losses	88	93	(5)	268	236	14
Current accident year catastrophe losses	(1)	—	nm	3	3	0
Prior accident years before catastrophe losses	1	(7)	nm	(13)	(13)	0
Prior accident years catastrophe losses	(1)	—	nm	(1)	—	nm
Loss and loss expenses	87	86	1	257	226	14
Underwriting expenses	35	31	13	101	93	9
Underwriting profit	$14	$9	56	$38	$44	(14)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	64.8%	74.8%	(10.0)	67.9%	65.4%	2.5
Current accident year catastrophe losses	(0.6)	(0.4)	(0.2)	0.8	0.8	0.0
Prior accident years before catastrophe losses	0.9	(5.9)	6.8	(3.3)	(3.6)	0.3
Prior accident years catastrophe losses	(0.2)	(0.1)	(0.1)	(0.2)	(0.2)	0.0
Loss and loss expenses	64.9	68.4	(3.5)	65.2	62.4	2.8
Underwriting expenses	25.6	25.5	0.1	25.7	26.0	(0.3)
Combined ratio	90.5%	93.9%	(3.4)	90.9%	88.4%	2.5

Combined ratio	90.5%	93.9%	(3.4)	90.9%	88.4%	2.5
Contribution from catastrophe losses and prior years reserve development	0.1	(6.4)	6.5	(2.7)	(3.0)	0.3
Combined ratio before catastrophe losses and prior years reserve development	90.4%	100.3%	(9.9)	93.6%	91.4%	2.2

Overview
Performance highlights for the excess and surplus lines segment include:
•Premiums – Excess and surplus lines earned premiums and net written premiums continued to grow during the third quarter and first nine months of 2023, compared with the same periods a year ago, largely due to increases in agency new business written premiums. For both 2023 periods, excess and surplus lines policy renewals experienced estimated average price increases at percentages in the high-single-digit range. We measure average changes in excess and surplus lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies.
New business written premiums produced by agencies increased by 26% for the third quarter and 25% for the first nine months of 2023 compared with the same periods of 2022, as we continued to carefully underwrite each policy in a highly competitive market. Some of what we report as new business came from accounts that were not new to our agents. We believe our agents' seasoned accounts tend to be priced more accurately than business that may be less familiar to them.
Cincinnati Financial Corporation Third-Quarter 2023 10-Q

Excess and Surplus Lines Insurance Premiums

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change
Agency renewal written premiums	$93	$93	0	$316	$297	6
Agency new business written premiums	43	34	26	129	103	25
Other written premiums	(8)	(6)	(33)	(25)	(20)	(25)
Net written premiums	128	121	6	420	380	11
Unearned premium change	7	4	75	(26)	(19)	(37)
Earned premiums	$135	$125	8	$394	$361	9

•Combined ratio – The excess and surplus lines combined ratio decreased by 3.4 percentage points for the third quarter but increased 2.5 points for the first nine months of 2023, compared with the same periods of 2022, with the change for both periods primarily due to current accident year loss and loss expenses before catastrophe losses.
The third-quarter 2023 ratio for current accident year loss and loss expenses before catastrophe losses was 10.0 percentage points lower, compared with the 74.8% accident year 2022 ratio measured as of September 30, 2022, including a decrease of 6.0 points for the IBNR portion and a decrease of 4.0 points for the case incurred portion. The nine-month 2023 ratio for current accident year loss and loss expenses before catastrophe losses was 2.5 percentage points higher, compared with the 65.4% accident year 2022 ratio measured as of September 30, 2022, including an increase of 9.1 points for the IBNR portion and a decrease of 6.6 points for the case incurred portion.

Excess and surplus lines net reserve development on prior accident years, as a ratio to earned premiums, was an unfavorable 0.7% for the third quarter and a favorable 3.5% for the first nine months of 2023, compared with favorable 6.0% and 3.8% for the same periods of 2022. The $14 million of net favorable reserve development recognized during the first nine months of 2023 was mostly for accident year 2022. The favorable reserve development was due primarily to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2022 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 53.

The excess and surplus lines underwriting expense ratio increased slightly for the third quarter, mainly due to higher reinsurance commissions, and decreased for the first nine months of 2023, compared with the same periods of 2022. Both 2023 periods benefited from ongoing expense management efforts and premium growth.

Cincinnati Financial Corporation Third-Quarter 2023 10-Q

Excess and Surplus Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change
Current accident year losses greater than $5 million	$—	$—	nm	$—	$—	nm
Current accident year losses $2 million - $5 million	—	—	nm	—	2	(100)
Large loss prior accident year reserve development	—	—	nm	(1)	—	nm
Total large losses incurred	—	—	nm	(1)	2	nm
Losses incurred but not reported	16	25	(36)	63	38	66
Other losses excluding catastrophe losses	45	40	13	118	122	(3)
Catastrophe losses	(1)	(1)	0	2	2	0
Total losses incurred	$60	$64	(6)	$182	$164	11

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	—%	—%	0.0	—%	—%	0.0
Current accident year losses $2 million - $5 million	—	—	0.0	—	0.6	(0.6)
Large loss prior accident year reserve development	—	—	0.0	(0.2)	—	(0.2)
Total large loss ratio	—	—	0.0	(0.2)	0.6	(0.8)
Losses incurred but not reported	11.9	20.0	(8.1)	15.9	10.5	5.4
Other losses excluding catastrophe losses	33.2	32.4	0.8	29.9	33.9	(4.0)
Catastrophe losses	(0.9)	(0.5)	(0.4)	0.5	0.6	(0.1)
Total loss ratio	44.2%	51.9%	(7.7)	46.1%	45.6%	0.5

We continue to monitor new losses and case reserve increases greater than $2 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the third quarter of 2023, the excess and surplus lines total ratio for large losses, net of reinsurance, matched last year's third quarter. The third-quarter 2023 amount of total large losses incurred unfavorably contributed to the decrease in the nine-month 2023 total large loss ratio, compared with 2022, as it partially offset a first-half 2023 ratio that was 1.1 points lower than the first half of 2022. We believe results for the three- and nine-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $2 million.

Cincinnati Financial Corporation Third-Quarter 2023 10-Q

LIFE INSURANCE RESULTS

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change
Earned premiums	$76	$75	1	$233	$226	3
Fee revenues	3	2	50	8	4	100
Total revenues	79	77	3	241	230	5
Contract holders' benefits incurred	71	70	1	230	228	1
Investment interest credited to contract holders	(31)	(27)	(15)	(91)	(82)	(11)
Underwriting expenses incurred	22	21	5	64	63	2
Total benefits and expenses	62	64	(3)	203	209	(3)
Life insurance segment profit	$17	$13	31	$38	$21	81

Overview
Performance highlights for the life insurance segment include:
•Revenues – Revenues increased for the nine months ended September 30, 2023, compared with the same period a year ago, driven by higher earned premiums from term life insurance, our largest life insurance product line.
Net in-force life insurance policy face amounts increased 2% to $82.055 billion at September 30, 2023, from $80.482 billion at year-end 2022.
Fixed annuity deposits received for the three and nine months ended September 30, 2023, were $13 million and $38 million, compared with $10 million and $23 million for the same periods of 2022. Fixed annuity deposits have a minimal impact to earned premiums because deposits received are initially recorded as liabilities. Profit is earned over time by way of interest rate spreads. We do not write variable or equity-indexed annuities.
Life Insurance Premiums

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change
Term life insurance	$56	$55	2	$170	$165	3
Whole life insurance	12	11	9	37	34	9
Universal life and other	8	9	(11)	26	27	(4)
Net earned premiums	$76	$75	1	$233	$226	3

•Profitability – Our life insurance segment typically reports a smaller profit compared with the life insurance subsidiary because profits from investment income spreads are included in our investments segment results. We include only investment income credited to contract holders (including interest assumed in life insurance policy reserve calculations) in our life insurance segment results. A profit of $38 million for our life insurance segment in the first nine months of 2023, compared with a profit of $21 million for the same period of 2022, was primarily due to more favorable mortality experience and higher fee revenues.

Life insurance segment benefits and expenses consist principally of contract holders' (policyholders') benefits incurred related to traditional life and interest-sensitive products and operating expenses incurred, net of deferred acquisition costs. Total benefits decreased in the first nine months of 2023 due to more favorable mortality experience. Life policy and investment contract reserves decreased due to an increase in market value discount rates, partially offset by continued growth in net in-force life insurance policy face amounts. Mortality results decreased compared with the same period of 2022, in part due to pandemic-related death claims incurred in the first three months of last year.

Underwriting expenses for the first nine months of 2023 increased compared with the same period a year ago, largely due to higher general insurance expense levels compared to the same period of 2022.

Cincinnati Financial Corporation Third-Quarter 2023 10-Q

We recognize that assets under management, capital appreciation and investment income are integral to evaluating the success of the life insurance segment because of the long duration of life products. On a basis that includes investment income and investment gains or losses from life-insurance-related invested assets, the life insurance subsidiary reported net income of $25 million and $65 million for the three and nine months ended September 30, 2023, compared with $23 million and $51 million for the three and nine months ended September 30, 2022. The life insurance subsidiary portfolio had net after-tax investment gains of less than $1 million and net after-tax investment losses of $1 million for the three and nine months ended September 30, 2023, respectively, compared with net after-tax investment losses of $1 million for the three and nine months ended September 30, 2022.

INVESTMENTS RESULTS
Overview
The investments segment contributes investment income and investment gains and losses to results of operations. Investments traditionally are our primary source of pretax and after-tax profits.
Investment Income
Pretax investment income grew 17% for the third quarter and 14% for the first nine months of 2023, compared with the same periods of 2022. Interest income increased by $25 million and $65 million for the three and nine months ended September 30, 2023, as net purchases of fixed-maturity securities in recent quarters and rising bond yields are working to generally offset effects of the low interest rate environment of the past several years. Although dividend rates generally are increasing more slowly, our minor asset allocation adjustments in our equity portfolio and net purchases of equity securities in recent quarters partially offset the effect of a $5 million special dividend from one of our holdings in the second quarter of 2022, helping dividend income to grow by $3 million and $2 million for the three and nine months ended September 30, 2023.

Investments Results

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change
Total investment income, net of expenses	$225	$193	17	$655	$573	14
Investment interest credited to contract holders	(31)	(27)	(15)	(91)	(82)	(11)
Investment gains and losses, net	(456)	(674)	32	84	(2,494)	nm
Investments profit (loss), pretax	$(262)	$(508)	48	$648	$(2,003)	nm

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

(Dollars in millions)	% Yield	Principal redemptions
At September 30, 2023
Fixed-maturity pretax yield profile:
Expected to mature during the remainder of 2023	4.25%	$226
Expected to mature during 2024	4.36	1,112
Expected to mature during 2025	4.74	1,378
Average yield and total expected maturities from the remainder of 2023 through 2025	4.54	$2,716

Cincinnati Financial Corporation Third-Quarter 2023 10-Q

The table below shows the average pretax yield-to-amortized cost for fixed-maturity securities acquired during the periods indicated. The average yield for total fixed-maturity securities acquired during the first nine months of 2023 was higher than the 4.22% average yield-to-amortized cost of the fixed-maturity securities portfolio at the end of 2022. Our fixed-maturity portfolio's average yield of 4.35% for the first nine months of 2023, from the investment income table below, was also higher than the 4.22% yield for the year-end 2022 fixed-maturities portfolio.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Average pretax yield-to-amortized cost on new fixed-maturities:
Acquired taxable fixed-maturities	6.60%	5.70%	6.41%	4.82%
Acquired tax-exempt fixed-maturities	4.34	4.32	4.24	3.85
Average total fixed-maturities acquired	6.40	5.39	6.15	4.62

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

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change
Investment income:
Interest	$154	$129	19	$441	$376	17
Dividends	69	66	5	205	203	1
Other	5	3	67	18	6	200
Less investment expenses	3	5	(40)	9	12	(25)
Investment income, pretax	225	193	17	655	573	14
Less income taxes	37	30	23	106	90	18
Total investment income, after-tax	$188	$163	15	$549	$483	14

Investment returns:
Average invested assets plus cash and cash equivalents	$25,490	$23,323		$25,025	$24,081
Average yield pretax	3.53%	3.31%		3.49%	3.17%
Average yield after-tax	2.95	2.80		2.93	2.67
Effective tax rate	16.3	15.8		16.2	15.8

Fixed-maturity returns:
Average amortized cost	$13,879	$12,655		$13,515	$12,521
Average yield pretax	4.44%	4.08%		4.35%	4.00%
Average yield after-tax	3.66	3.38		3.59	3.32
Effective tax rate	17.6	17.1		17.4	17.1

Cincinnati Financial Corporation Third-Quarter 2023 10-Q

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

The table below summarizes total investment gains and losses, before taxes.

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Investment gains and losses:
Equity securities:
Investment gains and losses on securities sold, net	$(5)	$16	$2	$34
Unrealized gains and losses on securities still held, net	(458)	(705)	99	(2,568)
Subtotal	(463)	(689)	101	(2,534)
Fixed maturities:
Gross realized gains	1	—	2	6
Gross realized losses	(1)	—	(2)	(3)
Write-down of impaired securities with intent to sell	—	—	(4)	—
Subtotal	—	—	(4)	3
Other	7	15	(13)	37
Total investment gains and losses reported in net income	(456)	(674)	84	(2,494)
Change in unrealized investment gains and losses:
Fixed maturities	(369)	(514)	(360)	(1,870)
Total	$(825)	$(1,188)	$(276)	$(4,364)

Of the 4,707 fixed-maturity securities in the portfolio, 202 securities were trading below 70% of amortized cost at September 30, 2023. Our asset impairment committee regularly monitors the portfolio, including a quarterly review of the entire portfolio for potential credit losses. We believe that if liquidity in the markets were to significantly deteriorate or economic conditions were to significantly weaken, we could experience declines in portfolio values and possibly increases in the allowance for credit losses or write-downs to fair value.

Fixed-maturity securities written down to fair value due to an intention to be sold were $4 million for the first nine months of 2023, in addition to a $2 million increase in the allowance for credit losses. Fixed-maturity securities written down to fair value due to an intention to be sold and changes in the allowance for credit losses were each less than $1 million for the first nine months of 2022.

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Fixed maturities:
Real estate	$—	$—	$4	$—
Total fixed maturities	$—	$—	$4	$—

Cincinnati Financial Corporation Third-Quarter 2023 10-Q

OTHER
We report as Other the noninvestment operations of the parent company and a noninsurance subsidiary, CFC Investment Company. We also report as Other the underwriting results of Cincinnati Re and Cincinnati Global, including earned premiums, loss and loss expenses and underwriting expenses in the table below.

Total revenues for the first nine months of 2023 for our Other operations increased, compared with the same period of 2022, primarily due to earned premiums from Cincinnati Re and Cincinnati Global, with increases of $23 million and $43 million, respectively. Cincinnati Re had $406 million of earned premiums for the first nine months of 2023 and generated an underwriting profit of $88 million. Cincinnati Global had $193 million of earned premiums for the first nine months of 2023 and generated an underwriting profit of $32 million. Total expenses for Other decreased for the first nine months of 2023, primarily due to loss and loss expenses from Cincinnati Re and Cincinnati Global.

Other income or loss in the table below represents profit or losses before income taxes. For all periods shown except the first nine months of 2022, total other income or loss was driven by underwriting profit or loss from Cincinnati Re and Cincinnati Global. Total other loss for the first nine months of 2022 was primarily due to interest expense.

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change
Interest and fees on loans and leases	$2	$2	0	$5	$5	0
Earned premiums	233	225	4	599	533	12
Other revenues	1	—	nm	3	2	50
Total revenues	236	227	4	607	540	12
Interest expense	13	14	(7)	40	40	0
Loss and loss expenses	126	228	(45)	309	394	(22)
Underwriting expenses	62	65	(5)	170	159	7
Operating expenses	5	4	25	17	13	31
Total expenses	206	311	(34)	536	606	(12)
Total other income (loss)	$30	$(84)	nm	$71	$(66)	nm

TAXES
We had $49 million of income tax benefit for the third quarter of 2023 and $126 million of income tax expense for the nine months ended September 30, 2023, compared with $161 million and $481 million of income tax benefit for the same periods of 2022. The effective tax rate for the three and nine months ended September 30, 2023, was 33.1% and 16.0% compared with 27.9% and 24.3% for the same periods last year. The change in our effective tax rate between periods was primarily due to large changes in our net investment gains and losses included in income for the periods and changes in underwriting income.

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

Cincinnati Financial Corporation Third-Quarter 2023 10-Q

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2023, shareholders' equity was $10.624 billion, compared with $10.562 billion at December 31, 2022. Total debt was $815 million at September 30, 2023, compared with $839 million at December 31, 2022. At September 30, 2023, cash and cash equivalents totaled $899 million, compared with $1.264 billion at December 31, 2022.

In addition to our historically positive operating cash flow to meet the needs of operations, we have the ability to slow investing activities or sell a portion of our high-quality, liquid investment portfolio if such need arises. We also have additional capacity to borrow on our revolving short-term line of credit, as described further below.

SOURCES OF LIQUIDITY

Subsidiary Dividends
Our lead insurance subsidiary declared dividends of $426 million to the parent company in the first nine months of 2023, compared with $504 million for the same period of 2022. For full-year 2022, our lead insurance subsidiary paid dividends totaling $729 million to the parent company. State of Ohio regulatory requirements restrict the dividends our insurance subsidiary can pay. For full-year 2023, total dividends that our insurance subsidiary can pay to our parent company without regulatory approval are approximately $651 million.

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

The table below shows a summary of the operating cash flow for property casualty insurance (direct method):

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change
Premiums collected	$2,025	$1,818	11	$5,806	$5,295	10
Loss and loss expenses paid	(1,058)	(948)	(12)	(3,185)	(2,730)	(17)
Commissions and other underwriting expenses paid	(516)	(474)	(9)	(1,772)	(1,674)	(6)
Cash flow from underwriting	451	396	14	849	891	(5)
Investment income received	151	128	18	447	394	13
Cash flow from operations	$602	$524	15	$1,296	$1,285	1

Collected premiums for property casualty insurance rose $511 million during the first nine months of 2023, compared with the same period in 2022. Loss and loss expenses paid for the 2023 period increased $455 million. Commissions and other underwriting expenses paid increased $98 million.

Cincinnati Financial Corporation Third-Quarter 2023 10-Q

We discuss our future obligations for claims payments and for underwriting expenses in our 2022 Annual Report on Form 10-K, Item 7, Obligations, Page 96.

Capital Resources
At September 30, 2023, our debt-to-total-capital ratio was 7.1%, considerably below our 35% covenant threshold, with $790 million in long-term debt and $25 million in borrowing on our revolving short-term line of credit. At September 30, 2023, $275 million was available for future cash management needs as part of the general provisions of the line of credit agreement, with another $300 million available as part of an accordion feature. Based on our capital requirements at September 30, 2023, we do not anticipate a material increase in debt levels exceeding the available line of credit amount during the year. As a result, we expect changes in our debt-to-total-capital ratio to continue to be largely a function of the contribution of unrealized investment gains or losses to shareholders' equity. We have an unsecured letter of credit agreement that provides a portion of the capital needed to support Cincinnati Global's obligations at Lloyd's. The amount of this unsecured letter of credit agreement was $94 million at September 30, 2023, with no amounts drawn.

On March 23, 2023, we amended our line of credit agreement to replace LIBOR with SOFR plus a credit spread adjustment.

We provide details of our three long-term notes in this quarterly report Item 1, Note 3, Fair Value Measurements. None of the notes are encumbered by rating triggers.

Four independent ratings firms award insurer financial strength ratings to our property casualty insurance companies and three firms rate our life insurance company. Those firms made no changes to our parent company debt ratings during the first nine months of 2023. Our debt ratings are discussed in our 2022 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, Long-Term Debt, Page 95.

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

Other Commitments
In addition to our contractual obligations, we have other property casualty operational commitments:
•Commissions – Commissions paid were $1.153 billion in the first nine months of 2023. Commission payments generally track with written premiums, except for annual profit-sharing commissions typically paid during the first quarter of the year.
•Other underwriting expenses – Many of our underwriting expenses are not contractual obligations, but reflect the ongoing expenses of our business. Noncommission underwriting expenses paid were $619 million in the first nine months of 2023.
There were no contributions to our qualified pension plan during the first nine months of 2023.

Cincinnati Financial Corporation Third-Quarter 2023 10-Q

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

Uses of Capital
Uses of cash to enhance shareholder return include dividends to shareholders and shares acquired under our repurchase program. In January 2023, the board of directors declared regular quarterly cash dividends of 75 cents per share for an indicated annual rate of $3.00 per share. During the first nine months of 2023, we used $338 million to pay cash dividends to shareholders.

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

Total gross reserves at September 30, 2023, increased $669 million compared with December 31, 2022. Case loss reserves increased by $212 million, IBNR loss reserves increased by $338 million and loss expense reserves increased by $119 million. The total gross increase was primarily due to our commercial casualty and commercial auto lines of business and also Cincinnati Re and our excess and surplus lines insurance segment.

Cincinnati Financial Corporation Third-Quarter 2023 10-Q

Property Casualty Gross Reserves

(Dollars in millions)	Loss reserves		Loss expense reserves	Total gross reserves
	Case reserves	IBNR reserves			Percent of total
At September 30, 2023
Commercial lines insurance:
Commercial casualty	$1,131	$1,136	$763	$3,030	33.7%
Commercial property	431	133	79	643	7.1
Commercial auto	427	313	143	883	9.8
Workers' compensation	460	523	89	1,072	11.9
Other commercial	155	23	128	306	3.4
Subtotal	2,604	2,128	1,202	5,934	65.9
Personal lines insurance:
Personal auto	211	94	73	378	4.2
Homeowner	229	125	55	409	4.6
Other personal	110	110	7	227	2.5
Subtotal	550	329	135	1,014	11.3
Excess and surplus lines	336	319	229	884	9.8
Cincinnati Re	150	739	6	895	9.9
Cincinnati Global	148	127	3	278	3.1
Total	$3,788	$3,642	$1,575	$9,005	100.0%
At December 31, 2022
Commercial lines insurance:
Commercial casualty	$1,163	$938	$722	$2,823	33.9%
Commercial property	301	256	71	628	7.5
Commercial auto	449	258	131	838	10.1
Workers' compensation	434	521	85	1,040	12.4
Other commercial	98	16	125	239	2.9
Subtotal	2,445	1,989	1,134	5,568	66.8
Personal lines insurance:
Personal auto	222	64	64	350	4.2
Homeowner	189	138	49	376	4.5
Other personal	99	86	5	190	2.3
Subtotal	510	288	118	916	11.0
Excess and surplus lines	302	256	195	753	9.0
Cincinnati Re	156	639	6	801	9.6
Cincinnati Global	163	132	3	298	3.6
Total	$3,576	$3,304	$1,456	$8,336	100.0%

LIFE POLICY AND INVESTMENT CONTRACT RESERVES
Gross life policy and investment contract reserves were $2.920 billion at September 30, 2023, compared with $3.015 billion at year-end 2022, reflecting an increase in market value discount rates partially offset by continued growth in life insurance policies in force. We discussed our life insurance reserving practices in our 2022 Annual Report on Form 10-K, Item 7, Life Insurance Policyholder Obligations and Reserves, Page 103, and updated that disclosure in this quarterly report Item 1, Note 1, Accounting Policies.
Cincinnati Financial Corporation Third-Quarter 2023 10-Q

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

The fair value of our investment portfolio was $22.874 billion at September 30, 2023, up $901 million from year-end 2022, including a $711 million increase in the fixed-maturity portfolio and a $190 million increase in the equity portfolio.

(Dollars in millions)	At September 30, 2023				At December 31, 2022
	Cost or amortized cost	Percent of total	Fair value	Percent of total	Cost or amortized cost	Percent of total	Fair value	Percent of total
Taxable fixed maturities	$10,070	54.5%	$9,175	40.2%	$9,020	52.2%	$8,299	37.8%
Tax-exempt fixed maturities	3,980	21.6	3,668	16.0	3,959	22.9	3,833	17.4
Common equities	3,978	21.6	9,678	42.3	3,851	22.3	9,454	43.0
Nonredeemable preferred equities	421	2.3	353	1.5	443	2.6	387	1.8
Total	$18,449	100.0%	$22,874	100.0%	$17,273	100.0%	$21,973	100.0%

At September 30, 2023, substantially all of our consolidated investment portfolio, measured at fair value, is classified as Level 1 or Level 2. See Item 1, Note 3, Fair Value Measurements, for additional discussion of our valuation techniques.

In addition to our investment portfolio, the total investments amount reported in our condensed consolidated balance sheets includes Other invested assets. Other invested assets included $398 million of private equity investments, $63 million of real estate through direct property ownership and development projects in the United States, $42 million in Lloyd's deposits and $31 million of life policy loans at September 30, 2023.
Cincinnati Financial Corporation Third-Quarter 2023 10-Q

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

In the first nine months of 2023, the increase in fair value of our fixed-maturity portfolio was due to net purchases of securities and tightening of corporate credit spreads, partially offset by an increase in our net unrealized loss position that reflected an increase in U.S. Treasury yields. At September 30, 2023, our fixed-maturity portfolio with an average rating of A2/A was valued at 91.4% of its amortized cost, compared with 93.5% at December 31, 2022.

At September 30, 2023, our investment-grade and noninvestment-grade fixed-maturity securities represented 80.6% and 3.9% of the portfolio, respectively. The remaining 15.5% represented fixed-maturity securities that were not rated by Moody's or S&P Global Ratings.

Attributes of the fixed-maturity portfolio include:

	At September 30, 2023		At December 31, 2022
Weighted average yield-to-amortized cost	4.48%		4.22%
Weighted average maturity	7.6	yrs	7.4	yrs
Effective duration	4.7	yrs	4.7	yrs

We discuss maturities of our fixed-maturity portfolio in our 2022 Annual Report on Form 10-K, Item 8, Note 2, Investments, Page 134, and in this quarterly report Item 2, Investments Results.
Cincinnati Financial Corporation Third-Quarter 2023 10-Q

TAXABLE FIXED MATURITIES
Our taxable fixed-maturity portfolio, with a fair value of $9.175 billion at September 30, 2023, included:

(Dollars in millions)	At September 30, 2023	At December 31, 2022
Investment-grade corporate	$6,634	$6,369
States, municipalities and political subdivisions	756	789
Noninvestment-grade corporate	479	500
Government-sponsored enterprises	874	183
United States government	217	191
Commercial mortgage-backed	196	234
Foreign government	19	33
Total	$9,175	$8,299

Our strategy is to buy, and typically hold, fixed-maturity investments to maturity, but we monitor credit profiles and fair value movements when determining holding periods for individual securities. With the exception of United States agency issues that include government-sponsored enterprises, no individual issuer's securities accounted for more than 1.2% of the taxable fixed-maturity portfolio at September 30, 2023. Our investment-grade corporate bonds had an average rating of Baa1 by Moody's or BBB by S&P Global Ratings and represented 72.3% of the taxable fixed-maturity portfolio's fair value at September 30, 2023, compared with 76.7% at year-end 2022.

The heaviest concentration in our investment-grade corporate bond portfolio, based on fair value at
September 30, 2023, was the financial sector. It represented 40.2% of our investment-grade corporate bond portfolio, compared with 42.7% at year-end 2022. The energy sector represented 11.2% and was 10.8% at year-end 2022. No other sector exceeded 10% of our investment-grade corporate bond portfolio.

As discussed in our 2022 Annual Report on Form 10-K, Item 1A, Risk Factors, Page 32, investments in the financial sector include various risks. See risk factors entitled “Financial disruption or a prolonged economic downturn could materially and adversely affect our investment performance” and “Our ability to achieve our performance objectives could be affected by changes in the financial, credit and capital markets or the general economy.”

Our taxable fixed-maturity portfolio at September 30, 2023, included $196 million of commercial mortgage-backed securities with an average rating of Aa3/AA-.
TAX-EXEMPT FIXED MATURITIES
At September 30, 2023, we had $3.668 billion of tax-exempt fixed-maturity securities with an average rating of Aa2/AA by Moody's and S&P Global Ratings. We traditionally have purchased municipal bonds focusing on general obligation and essential services issues, such as water, waste disposal or others. The portfolio is well diversified among approximately 1,700 municipal bond issuers. No single municipal issuer accounted for more than 0.6% of the tax-exempt fixed-maturity portfolio at September 30, 2023.

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

Cincinnati Financial Corporation Third-Quarter 2023 10-Q

The table below summarizes the effect of hypothetical changes in interest rates on the fair value of the fixed-maturity portfolio:

(Dollars in millions)	Effect from interest rate change in basis points
	-200	-100	—	100	200
At September 30, 2023	$14,050	$13,452	$12,843	$12,229	$11,629
At December 31, 2022	$13,300	$12,714	$12,132	$11,548	$10,974

The effective duration of the fixed-maturity portfolio as of September 30, 2023, was 4.7 years, matching year-end 2022. The above table is a theoretical presentation showing that an instantaneous, parallel shift in the yield curve of 100 basis points could produce an approximately 4.8% change in the fair value of the fixed-maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value are to changes in the general level of interest rates, exclusive of call features. The fair values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.

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

EQUITY INVESTMENTS
Our equity investments, with a fair value totaling $10.031 billion at September 30, 2023, included $9.678 billion of common stock securities of companies generally with strong indications of paying and growing their dividends. Other criteria we evaluate include increasing sales and earnings, proven management and a favorable outlook. We believe our equity investment style is an appropriate long-term strategy. While our long-term financial position would be affected by prolonged changes in the market valuation of our investments, we believe our strong surplus position and cash flow provide a cushion against short-term fluctuations in valuation. Continued payment of cash dividends by the issuers of our common equity holdings can provide a floor to their valuation.

The table below summarizes the effect of hypothetical changes in market prices on fair value of our equity portfolio.

(Dollars in millions)	Effect from market price change in percent
	-30%	-20%	-10%	—	10%	20%	30%
At September 30, 2023	$7,022	$8,025	$9,028	$10,031	$11,034	$12,037	$13,040
At December 31, 2022	$6,889	$7,873	$8,857	$9,841	$10,825	$11,809	$12,793

At September 30, 2023, Apple Inc. (Nasdaq:AAPL) was our largest single common stock holding with a fair value of $764 million, or 7.9% of our publicly traded common stock portfolio and 3.3% of the total investment portfolio. Thirty-seven holdings among eight different sectors each had a fair value greater than $100 million.

Cincinnati Financial Corporation Third-Quarter 2023 10-Q

Common Stock Portfolio Industry Sector Distribution

	Percent of common stock portfolio
	At September 30, 2023		At December 31, 2022
	Cincinnati Financial	S&P 500 Industry Weightings	Cincinnati Financial	S&P 500 Industry Weightings
Sector:
Information technology	31.1%	27.5%	26.5%	25.7%
Financial	12.9	12.8	13.6	11.7
Healthcare	12.7	13.3	15.0	15.8
Industrials	11.7	8.3	11.9	8.7
Consumer staples	7.8	6.6	8.8	7.2
Consumer discretionary	7.5	10.7	7.7	9.8
Materials	4.9	2.4	5.0	2.7
Energy	4.9	4.7	5.0	5.2
Utilities	2.8	2.4	2.9	3.2
Real estate	2.3	2.4	2.3	2.7
Telecomm services	1.4	8.9	1.3	7.3
Total	100.0%	100.0%	100.0%	100.0%

UNREALIZED INVESTMENT GAINS AND LOSSES
At September 30, 2023, unrealized investment gains before taxes for the fixed-maturity portfolio totaled $29 million and unrealized investment losses amounted to $1.236 billion before taxes.

The $1.207 billion net unrealized loss position in our fixed-maturity portfolio at September 30, 2023, increased in the first nine months of 2023, primarily due to an increase in U.S. Treasury yields that were partially offset by tightening of corporate credit spreads. The net loss position for our current fixed-maturity holdings will naturally decline over time as individual securities approach maturity. In addition, changes in interest rates can cause rapid, significant changes in fair values of fixed-maturity securities and the net loss position, as discussed in Quantitative and Qualitative Disclosures About Market Risk.

For federal income tax purposes, taxes on gains from appreciated investments generally are not due until securities are sold. We believe that the appreciated value of equity securities, compared with the cost of securities that is generally used as a tax basis, is a useful measure to help evaluate how fair value can change over time. On this basis, the net unrealized investment gains at September 30, 2023, consisted of a net gain position in our equity portfolio of $5.632 billion. Events or factors such as economic growth or recession can affect the fair value and unrealized investment gains of our equity securities. The five largest holdings in our common stock portfolio were Apple, Microsoft (Nasdaq:MSFT), Broadcom Inc. (Nasdaq:AVGO), UnitedHealth Group Inc. (NYSE:UNH) and JPMorgan Chase & Co (NYSE:JPM), which had a combined fair value of $2.605 billion.

Unrealized Investment Losses
We expect the number of fixed-maturity securities trading below amortized cost to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, amortized costs for some securities are revised through write-downs recognized in prior periods. At September 30, 2023, 4,490 of the 4,707 fixed-maturity securities we owned had fair values below amortized cost, compared with 3,272 of the 4,521 securities we owned at year-end 2022. The 4,490 holdings with fair values below amortized cost at September 30, 2023, represented 95.0% of the fair value of our fixed-maturity investment portfolio and $1.236 billion in unrealized losses.
•2,831 of the 4,490 holdings had fair value between 90% and 100% of amortized cost at September 30, 2023. These primarily consist of securities whose current valuation is largely the result of interest rate factors. The fair value of these 2,831 securities was $8.696 billion, and they accounted for $365 million in unrealized losses.
•1,457 of the 4,490 fixed-maturity holdings had fair value between 70% and 90% of amortized cost at
September 30, 2023. We believe the 1,457 fixed-maturity securities will continue to pay interest and ultimately
Cincinnati Financial Corporation Third-Quarter 2023 10-Q

pay principal upon maturity. The issuers of these 1,457 securities have strong cash flow to service their debt and meet their contractual obligation to make principal payments. The fair value of these securities was $3.170 billion, and they accounted for $705 million in unrealized losses.
•202 of the 4,490 fixed-maturity holdings had fair value below 70% of amortized cost at September 30, 2023. We believe these fixed-maturity securities will continue to pay interest and ultimately pay principal upon maturity. The fair value of these securities was $337 million, and they accounted for $166 million in unrealized losses.

The table below reviews fair values and unrealized losses by investment category and by the overall duration of the securities' continuous unrealized loss position.

(Dollars in millions)	Less than 12 months		12 months or more		Total
At September 30, 2023	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed-maturity securities:
Corporate	$1,283	$58	$5,431	$642	$6,714	$700
States, municipalities and political subdivisions	2,331	89	1,902	400	4,233	489
Government-sponsored enterprises	742	17	95	6	837	23
United States government	80	1	130	5	210	6
Commercial mortgage-backed	1	—	194	18	195	18
Foreign government	9	—	5	—	14	—
Total	$4,446	$165	$7,757	$1,071	$12,203	$1,236
At December 31, 2022
Fixed-maturity securities:
Corporate	$5,651	$412	$661	$168	$6,312	$580
States, municipalities and political subdivisions	2,600	274	77	29	2,677	303
Government-sponsored enterprises	123	3	3	—	126	3
United States government	146	3	41	2	187	5
Commercial mortgage-backed	215	13	14	3	229	16
Foreign government	25	1	4	—	29	1
Total	$8,760	$706	$800	$202	$9,560	$908

At September 30, 2023, applying our invested asset impairment policy, we determined that the total of $1.236 billion, for securities in an unrealized loss position in the table above, was not the result of a credit loss.

During the first nine months of 2023, one fixed-maturity security was written down to fair value, due to an intention to be sold, resulting in $4 million of noncash charges. Changes in allowance for credit losses were $3 million during the first nine months of 2023. During the first nine months of 2022, two fixed-maturity securities were written down to fair value, due to an intention to be sold, and changes in allowance for credit losses were each less than $1 million.

During the full year of 2022, we wrote down three securities and recorded $5 million in impairment charges. At December 31, 2022, 3,272 fixed-maturity securities with a total unrealized loss of $908 million were in an unrealized loss position. Of that total, 49 fixed-maturity securities had fair values below 70% of amortized cost.

Cincinnati Financial Corporation Third-Quarter 2023 10-Q

The following table summarizes the investment portfolio by severity of decline:

(Dollars in millions)	Number of issues	Amortized cost	Fair value	Gross unrealized gain (loss)	Gross investment income
At September 30, 2023
Taxable fixed maturities:
Fair valued below 70% of amortized cost	118	$354	$238	$(116)	$8
Fair valued at 70% to less than 100% of amortized cost	2,102	9,253	8,445	(808)	300
Fair valued at 100% and above of amortized cost	120	463	492	29	24
Investment income on securities sold in current year	—	—	—	—	12
Total	2,340	10,070	9,175	(895)	344
Tax-exempt fixed maturities:
Fair valued below 70% of amortized cost	84	149	99	(50)	3
Fair valued at 70% to less than 100% of amortized cost	2,186	3,683	3,421	(262)	88
Fair valued at 100% and above of amortized cost	97	148	148	—	4
Investment income on securities sold in current year	—	—	—	—	2
Total	2,367	3,980	3,668	(312)	97
Fixed-maturities summary:
Fair valued below 70% of amortized cost	202	503	337	(166)	11
Fair valued at 70% to less than 100% of amortized cost	4,288	12,936	11,866	(1,070)	388
Fair valued at 100% and above of amortized cost	217	611	640	29	28
Investment income on securities sold in current year	—	—	—	—	14
Total	4,707	$14,050	$12,843	$(1,207)	$441

At December 31, 2022
Fixed-maturities summary:
Fair valued below 70% of amortized cost	49	$91	$61	$(30)	$3
Fair valued at 70% to less than 100% of amortized cost	3,223	10,377	9,499	(878)	392
Fair valued at 100% and above of amortized cost	1,249	2,511	2,572	61	92
Investment income on securities sold in current year	—	—	—	—	23
Total	4,521	$12,979	$12,132	$(847)	$510

See our 2022 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Asset Impairment, Page 58.

Cincinnati Financial Corporation Third-Quarter 2023 10-Q

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures – The company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)).

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company's management, with the participation of the company's chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of September 30, 2023. Based upon that evaluation, the company's chief executive officer and chief financial officer concluded that the design and operation of the company's disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure:
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
Changes in Internal Control over Financial Reporting – During the three months ended September 30, 2023, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Cincinnati Financial Corporation Third-Quarter 2023 10-Q

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

Cincinnati Financial Corporation Third-Quarter 2023 10-Q

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any of our shares that were not registered under the Securities Act during the first nine months of 2023. Our repurchase program does not have an expiration date. On January 26, 2018, an additional 15 million shares were authorized, which expanded our current repurchase program. We have 6,726,785 shares available for purchase under our programs at September 30, 2023.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1-31, 2023	—	$—	—	6,726,785
August 1-31, 2023	—	—	—	6,726,785
September 1-30, 2023	—	—	—	6,726,785
Totals	—	—	—

Cincinnati Financial Corporation Third-Quarter 2023 10-Q

Item 5.    Other Information
Neither the company nor any of our officers or directors adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement as defined by Item 408(a) and Item 408(d) of Regulation S-K during the last fiscal quarter.

Cincinnati Financial Corporation Third-Quarter 2023 10-Q

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

Cincinnati Financial Corporation Third-Quarter 2023 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINCINNATI FINANCIAL CORPORATION
Date: October 26, 2023

/S/ Michael J. Sewell
Michael J. Sewell, CPA
Chief Financial Officer, Executive Vice President and Treasurer
(Principal Accounting Officer)
Cincinnati Financial Corporation Third-Quarter 2023 10-Q