Form 10-K
period 2023-12-31
CINCINNATI FINANCIAL CORP
filed 2024-02-26
CIK 20286

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2023.

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
Cincinnati Financial Corporation - 2023 10-K - Page 1

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

The aggregate market value of voting stock held by nonaffiliates of the Registrant based on the closing price of $97.32 per share as reported on Nasdaq Global Select Market on June 30, 2023, was $14,988,706,711.

As of February 16, 2024, there were 156,665,018 shares of common stock outstanding.

Document Incorporated by Reference

Portions of the definitive Proxy Statement for Cincinnati Financial Corporation’s Annual Meeting of Shareholders to be held on May 4, 2024, are incorporated by reference into Part III of this Form 10-K.
Cincinnati Financial Corporation - 2023 10-K - Page 2

2023 ANNUAL REPORT ON FORM 10-K

Cincinnati Financial Corporation - 2023 10-K - Page 3

Cincinnati Financial Corporation - 2023 10-K - Page 4

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

Cincinnati Financial Corporation - 2023 10-K - Page 5

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

At year-end 2023, a select group of independent agencies in 46 states actively marketed our property casualty insurance within their communities. Standard market commercial lines and excess and surplus lines policies were marketed in 43 of those states. Personal lines policies were marketed in 45 of those states. Within our select group of agencies, we also seek to become the life insurance carrier of choice and to help agents and their clients – our policyholders – by offering leasing and financing services.

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

•Manage insurance profitability – Implementation of these initiatives is intended to enhance underwriting expertise and knowledge, thereby increasing our ability to manage our business while also gaining efficiency. We believe profit margins can be improved with additional information and expanded pricing capabilities we can access with the use of technology and analytics. This includes segmentation efforts that emphasize identification and retention of insurance policies we believe have relatively stronger pricing, while seeking more aggressive renewal terms and conditions on policies we believe have relatively weaker pricing. Pricing property casualty insurance policies includes estimates for expected losses, loss expenses to settle claims and expenses from underwriting policies while also considering the time value of money related to expected cash flows and a reasonable profit margin. In addition to enhancing company efficiency and more quickly deploying product or service enhancements, improving internal processes also supports the ability of the independent agencies that represent us to grow profitably by allowing them to serve clients faster and to more efficiently manage agency expenses as we make it easier for them to do business with us.
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
Cincinnati Financial Corporation - 2023 10-K - Page 6

Independent Insurance Agency Marketplace
The U.S. property casualty insurance industry is a highly competitive marketplace with more than 2,000 stock and mutual companies (carriers) operating independently or in groups.

For the most part, we compete with standard market insurance companies that market through independent insurance agents. Agencies marketing our commercial lines or personal lines products typically represent several standard market insurance carriers. We also compete with carriers that market through captive agents representing a single carrier or that market directly to consumers, sometimes offering a less broad range of insurance products. Some of our agencies describe their roles as brokers instead of agents. Distribution through independent insurance agents or brokers represents approximately 60% of overall U.S. property casualty insurance premiums and approximately 80% of commercial property casualty insurance premiums, according to studies by the Independent Insurance Agents and Brokers of America.

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

Agency Data	Years ended December 31,
	2023	2022
Property casualty agency relationships, January 1	1,984	1,921
New appointments that market all or most of The Cincinnati Insurance Companies' products	216	145
New appointments that market only personal lines insurance products for Cincinnati Insurance	84	64
Changes due to consolidation and other	(204)	(146)
Property casualty agency relationships, December 31	2,080	1,984

Property casualty reporting locations	3,116	2,861

New relationship appointments	206	146

Active states	46	46

The annual total of agency new appointments may be partially offset by other changes in agency structures, such as consolidation through mergers or acquisitions. An increasing number of agencies have multiple, separately identifiable locations, reflecting their growth as well as consolidation of ownership within the independent
Cincinnati Financial Corporation - 2023 10-K - Page 7

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

On average, we have a 4.6% share of the standard lines property casualty insurance purchased through our reporting agency locations, according to 2022 data from agency surveys. Our share is 9.2% in reporting agency locations that have represented us for more than 10 years; 3.1% in agencies that have represented us for six to 10 years; 1.3% in agencies that have represented us for two to five years; and 0.4% in agencies that have represented us for one year or less.

Our largest single agency relationship accounted for approximately 0.6% of our total property casualty earned premiums in 2023. No aggregate locations under a single ownership structure accounted for more than 6% of our earned premiums in 2023.

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
•Our $13.791 billion fixed-maturity portfolio is diversified and exceeds total insurance reserves. The portfolio had an average rating of A2/A, and its fair value exceeded total insurance reserve liabilities by approximately 14% at December 31, 2023. No corporate bond exposure accounted for more than 0.8% of our fixed-maturity portfolio, and no municipal exposure accounted for more than 0.2%.
•The strength of our fixed-maturity portfolio provides an opportunity to invest for potential capital appreciation by purchasing equity securities. Our $10.989 billion equity portfolio minimizes concentrations in single stocks or industries. At December 31, 2023, no single security accounted for more than 8.0% of our portfolio of publicly traded common stocks, and no single sector accounted for more than 34%.
Strong liquidity increases our flexibility through all periods to maintain our cash dividend and to continue to invest in and expand our insurance operations. At December 31, 2023, we held $4.907 billion of our cash and invested assets at the parent-company level, of which $4.542 billion, or 92.6%, was invested in common stocks, and $138 million, or 2.8%, was cash and cash equivalents.

We minimize reliance on debt as a source of capital, with a debt-to-total-capital ratio of 6.3% at year-end 2023. Long-term debt at year-end 2023 totaled $790 million, compared with $789 million at year-end 2022, and our short-term debt was $25 million, down from $50 million at the end of the prior year. The long-term debt consists of three nonconvertible, noncallable debentures, two due in 2028 and one in 2034. Ratings for our long-term debt are discussed in Item 7, Liquidity and Capital Resources, Long-Term Debt of Management’s Discussion and Analysis.

Cincinnati Financial Corporation - 2023 10-K - Page 8

At year-end 2023 and 2022, risk-based capital (RBC) for our standard market property casualty insurance, excess and surplus lines insurance and life insurance subsidiaries was strong, far exceeding regulatory requirements.
•We ended 2023 with a 1.1-to-1 ratio of property casualty premiums to surplus, a key measure of property casualty insurance company capacity and security. A lower ratio indicates more security for policyholders and greater capacity for growth by an insurer. We believe our ratio provides ample flexibility to diversify risk by expanding our operations into new geographies and product areas. The estimated industry average ratio was 0.9-to-1 at year-end 2023, based on industry data reported through the first nine months of 2023. On a statutory consolidated property casualty insurance basis, our ratio of investments in common stock, at fair value, to statutory capital and surplus was 83.2% at year-end 2023 compared with 83.7% at year-end 2022.
•We ended 2023 with an 11.8% ratio of life statutory adjusted risk-based surplus to liabilities, a key measure of life insurance company capital strength. A higher ratio indicates an insurer’s stronger security for policyholders and capacity to support business growth. Our life insurance subsidiary’s RBC at year-end 2023 was 7.5 times the authorized control level RBC.

(Dollars in millions) Statutory Information	At December 31,
	2023	2022
Standard market property casualty insurance subsidiary
Statutory capital and surplus	$7,294	$6,512
Risk-based capital	7,335	6,551
Authorized control level risk-based capital	1,354	1,186

Risk-based capital to authorized control level risk-based capital ratio	5.4	5.5
Written premium to surplus ratio	1.1	1.1

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

At February 23, 2024, our insurance subsidiaries continued to be highly rated.

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

On February 9, 2024, A.M. Best affirmed its ratings, continuing its stable outlook. On October 25, 2023, Fitch affirmed its ratings, continuing its stable outlook. On July 14, 2023, Moody's affirmed its ratings, continuing its stable outlook. On June 29, 2023, S&P affirmed its ratings, continuing its stable outlook.

Cincinnati Financial Corporation - 2023 10-K - Page 9

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

In our 10 highest volume states for consolidated property casualty premiums, 1,487 reporting agency locations wrote 50.1% of our 2023 consolidated property casualty earned premium volume compared with 1,386 locations and 50.1% in 2022. We continue efforts to geographically diversify our property casualty risks.

Our 10 largest states based on property casualty premium volume, excluding Cincinnati Re and Cincinnati Global, are shown in the table below.

(Dollars in millions)	Earned premiums	% of total earned	Agency locations	Average premium per location
Year ended December 31, 2023
Ohio	$1,027	13.4%	261	$3.9
Illinois	408	5.3	190	2.1
New York	386	5.0	200	1.9
North Carolina	341	4.5	122	2.8
Pennsylvania	321	4.2	168	1.9
Georgia	320	4.2	123	2.6
Indiana	299	3.9	140	2.1
Missouri	255	3.3	78	3.3
Tennessee	245	3.2	82	3.0
Texas	234	3.1	123	1.9

Field Focus Emphasizing Service
We rely on our force of 1,974 field associates to provide service and be accountable to our agencies for decisions we make at the local level. These associates live in the communities our agents serve, so they are readily available when agencies or policyholders need them. While their work is often conducted at the premises of the agency or policyholder, they also work from offices in their homes. Headquarters associates support agencies and field associates with underwriting, accounting, technology assistance, training and other services. Company executives and headquarters associates typically travel to visit agencies, strengthening the personal relationships we have with these organizations. Agents have opportunities for direct, personal conversations with our senior management team, and headquarters associates have opportunities to refresh their knowledge of marketplace conditions and field activities.

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
Cincinnati Financial Corporation - 2023 10-K - Page 10

Our claims philosophy reflects our belief that we prosper as a company by responding to claims person to person, paying covered claims promptly, preventing false claims from unfairly adding to overall premiums and building financial strength to meet future obligations.

Our 889 locally based field claims associates, often referred to as field claims representatives, work from their homes and are assigned to specific agencies. They respond personally to policyholders and claimants and are equipped to handle a claim from nearly anywhere. We believe we have a competitive advantage because of the person-to-person approach and the resulting high level of service that our field claims representatives and Express Claims Center associates deliver. For field claims representatives handling excess and surplus lines claims, guidance is provided by headquarters-based excess and surplus lines claims managers. Claims may be reported directly to us by calling our claims call center, online via our company website or through the MyCincinnati app using a mobile device.

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

Our 45 associates working in the Special Investigations Unit (SIU) include former law enforcement and claims professionals whose qualifications make them well suited to gathering facts to uncover potential fraud. While we believe our job is to pay what is due under each policy contract, we also want to prevent false claims from unfairly increasing overall premiums. Our SIU also operates a computer forensics lab that supports field investigation efforts in various ways including assistance with video evidence and data recovery.

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

Cincinnati Financial Corporation - 2023 10-K - Page 11

Human Capital
At the end of 2023, we employed 5,426 associates, including 3,363 headquarters associates who provide support to 1,974 field associates and 89 associates at Cincinnati Global. The associate voluntary turnover rate was 6% in 2023, 8% in 2022 and 7% in 2021.

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

We strive to offer equal pay for equal work and use independent consultants to conduct gender and ethnic minority pay equity studies examining total direct compensation, which consists of base salary, cash bonus and equity awards. Using a multivariate regression analysis, the independent studies in 2023 showed that we administer pay fairly and equitably because the factors used to make compensation decisions, such as role, salary grade, tenure and performance do in fact drive compensation awarded to each associate. More information is published in our Environmental, Social and Governance Report available on the Sustainability page of our website, cinfin.com/sustainability, which is not incorporated by reference in this Annual Report on Form 10-K.

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

Read our Environmental, Social and Governance Report available on the Sustainability page of our website, cinfin.com/sustainability, for more information.

Cincinnati Financial Corporation - 2023 10-K - Page 12

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

The table below shows net written premiums by segment and business line at year-end 2023, 2022 and 2021. We discuss our insurance segments in their respective sections later in this report.

(Dollars in millions)	2023	2022	2021	Percent of total 2023
Segment:
Commercial lines insurance	$4,336	$4,159	$3,811	51.5%
Personal lines insurance	2,302	1,831	1,594	27.4
Excess and surplus lines insurance	570	502	426	6.8
Life insurance	364	339	346	4.3
Other	838	815	648	10.0
Total net written premiums	$8,410	$7,646	$6,825	100.0%

Business line:
Commercial lines insurance:
Commercial casualty	$1,475	$1,444	$1,315	17.5%
Commercial property	1,332	1,212	1,090	15.8
Commercial auto	878	858	816	10.4
Workers' compensation	260	278	269	3.1
Other commercial	391	367	321	4.7
Total commercial lines insurance	4,336	4,159	3,811	51.5

Personal lines insurance:
Personal auto	809	654	608	9.6
Homeowner	1,188	921	769	14.1
Other personal	305	256	217	3.7
Total personal lines insurance	2,302	1,831	1,594	27.4

Excess and surplus lines insurance	570	502	426	6.8

Life insurance:
Term life insurance	234	226	218	2.8
Whole life insurance	52	47	47	0.6
Universal life and other	78	66	81	0.9
Subtotal	364	339	346	4.3

Other:
Cincinnati Re	558	585	461	6.7
Cincinnati Global	280	230	187	3.3
Total net written premiums	$8,410	$7,646	$6,825	100.0%

Cincinnati Financial Corporation - 2023 10-K - Page 13

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

Cincinnati Financial Corporation - 2023 10-K - Page 14

Commercial Lines Insurance Segment
In 2023, the commercial lines insurance segment contributed net earned premiums of $4.264 billion, representing 42.6% of consolidated total revenues. This segment reported profit before income taxes of $168 million. Commercial lines net earned premiums rose 6% in 2023 and 10% in 2022.

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
•Other commercial lines – This includes several other types of insurance products for businesses, including:
◦Management liability and surety – Includes director and officer (D&O) liability insurance, which covers liability for actual or alleged errors in judgment, breaches of duty or other wrongful acts related to activities of organizations and can optionally include other liability coverages. We market primarily to nonprofit organizations, privately held businesses, healthcare organizations, financial institutions and educational institutions. The for-profit portion includes approximately 140 bank or savings and loan financial institutions, with none having assets of $1 billion or more. The surety portion includes contract and commercial surety bonds for losses resulting from dishonesty, failure to perform and other acts and also includes fidelity bonds for fraudulent acts by specified individuals or dishonest acts by employees. Management liability coverage can also include cyber insurance as an affirmative coverage option on various insurance policies. We cede all of the related cyber insurance premiums to a reinsurer, therefore transferring substantially all of that risk. Ceded premiums for 2023 included $51 million for cyber insurance.
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

Cincinnati Financial Corporation - 2023 10-K - Page 15

In 2023, our 10 highest volume commercial lines states generated 56.2% of our earned premiums compared with 56.2% in 2022. The aggregate number of reporting agency locations in our 10 highest volume states increased to 1,330 in 2023 from 1,228 in 2022.

Our 10 largest states based on commercial lines premium volume are shown in the table below.

(Dollars in millions)	Earned premiums	% of total earned	Agency locations	Average premium per location
Year ended December 31, 2023
Ohio	$621	14.6%	252	$2.5
Illinois	244	5.7	167	1.5
Pennsylvania	240	5.6	155	1.5
North Carolina	230	5.4	115	2.0
Indiana	200	4.7	138	1.4
New York	185	4.3	169	1.1
Missouri	173	4.0	61	2.8
Tennessee	172	4.0	78	2.2
Virginia	171	4.0	89	1.9
Georgia	167	3.9	106	1.6

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

Our historical emphasis on small to midsized businesses is reflected in the mix of our commercial lines premium volume by policy size. Approximately 70% of our commercial in-force policies have annual premiums of $10,000 or less, accounting in total for approximately 15% of our 2023 commercial lines premium volume. The remainder of policies have annual premiums greater than $10,000, including policies with annual premiums greater than $100,000 that account for approximately 35% of our 2023 commercial lines premium volume. Our average commercial lines policy size is approximately $16,000 in annual premiums.

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
Cincinnati Financial Corporation - 2023 10-K - Page 16

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

The general liability exposure basis may be audited annually. Commercial auto, workers’ compensation, professional liability and most umbrella liability coverages within multi-year packages are rated at each of the policy’s annual anniversaries for the next one-year period. The annual pricing could incorporate rate changes approved by state insurance regulatory authorities between the date the policy was written and its annual anniversary date, as well as changes in risk exposures and premium credits or debits relating to loss experience and other underwriting judgment factors. We estimate that approximately 75% of 2023 commercial premiums were subject to annual rating or were written on a one-year policy term. That 75% includes approximately one-third of policies offered on a three-year policy term that expire during any given year.

We believe our commercial lines insurance segment premiums reflect a higher concentration, relative to industry commercial lines premiums, in contractor-related businesses. Since economic activity related to construction, which can heavily influence insured exposures of contractors, may experience cycles that vary significantly with the economy as a whole, our commercial lines premium trends could vary from commercial lines premium trends for the property casualty insurance industry. In 2023, we estimated that 38% of our general liability premiums, and 37% of our workers’ compensation premiums, came from the construction industry based on North American Industry Classification System (NAICS) codes.

Personal Lines Insurance Segment
The personal lines insurance segment contributed net earned premiums of $2.044 billion to 2023 consolidated total revenues, or 20.4% of the total, and reported a loss before income taxes of $4 million. Personal lines net earned premiums rose 21% in 2023 and 10% in 2022.

We prefer to write personal lines coverage in accounts that include both auto and homeowner coverages as well as coverages that are part of our other personal business line. At the end of 2023, for example, approximately 84% of our homeowner policies were accompanied by a personal auto policy in the same account. As a result of our account-based approach, we believe that our personal lines business is best measured and evaluated on a segment basis. However, we provide line of business data to summarize growth and profitability trends separately for three business lines:
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

At year-end 2023, we marketed personal lines insurance products through 2,249, or approximately 72%, of our 3,116 agency reporting locations. The 2,249 personal lines agency locations were in 45 of the 46 states in which we offered property casualty insurance. Those agencies produced approximately 1.1 million personal lines policies in force for us, representing approximately 440,000 policyholders.

Expansion of our personal lines insurance segment includes marketing through independent agencies to profitably grow our premiums for products and services offered to their high net worth personal lines clients. In 2023, our appointed agencies produced for us approximately $1.257 billion of net written premiums in total from policyholders with insured home values of $1 million or more, up 37% from 2022. We estimate those policyholders represent
Cincinnati Financial Corporation - 2023 10-K - Page 17

approximately 28% of our total personal lines policyholders. We refer to our high net worth products and services as Cincinnati Private ClientSM. Private client is a term used in the financial services industry to describe people who have complex needs based on their affluence, investments and belongings. It allows agencies and their customers to easily recognize that we stand ready to serve this client segment.

In 2023, our 10 highest volume personal lines states generated 63.5% of our earned premiums compared with 64.5% in 2022. In 2015, our 10 highest volume personal lines states generated 78.5% of our earned premiums. The reduction in that percentage indicates progress over time toward our long-term objective of geographic diversification through new states for our personal lines operation. The aggregate number of reporting agency locations in our 10 highest volume states increased to 1,055 in 2023 from 999 in 2022.

Our 10 largest states based on personal lines premium volume are shown in the table below.

(Dollars in millions)	Earned premiums	% of total earned	Agency locations	Average premium per location
Year ended December 31, 2023
Ohio	$372	18.2%	241	$1.5
New York	163	8.0	111	1.5
California	151	7.4	75	2.0
Georgia	128	6.3	99	1.3
Illinois	125	6.1	142	0.9
North Carolina	81	4.0	99	0.8
Indiana	77	3.8	116	0.7
Alabama	70	3.4	61	1.1
Texas	67	3.3	65	1.0
Connecticut	61	3.0	46	1.3

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

Excess and Surplus Lines Insurance Segment
The excess and surplus lines segment contributed net earned premiums of $542 million to 2023 consolidated total revenues, or 5.4% of the total, and reported profit before income taxes of $54 million. Excess and surplus lines net earned premium increased 12% in 2023 and 22% in 2022.

Our excess and surplus lines policies typically cover business risks with unique characteristics, such as the nature of the business or its claim history, that are difficult to profitably insure in the standard commercial lines market. Excess and surplus lines insurers have more flexibility in coverage terms and rates compared with standard lines companies, generally resulting in policies with higher rates and terms and conditions customized for specific risks, including restricted coverage where appropriate. We target small to midsized risks, and policyholders in many cases also have standard market insurance with one of our other subsidiaries. Our average excess and surplus lines policy size is approximately $10,000 in annual premiums, and the majority have coverage limits of $1 million or less. All of our excess and surplus lines policies are written for a maximum term of one year. Approximately 91% of our 2023 earned premiums for the excess and surplus lines insurance segment provided commercial casualty coverages and about 9% provided commercial property coverages. Those coverages are described below.
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
Cincinnati Financial Corporation - 2023 10-K - Page 18

•Commercial property – Insures buildings, inventory, equipment and business income from loss or damage due to causes such as fire, wind, hail, water, theft and vandalism. Examples of property we commonly insure with excess and surplus lines policies include temporarily vacant buildings, habitational, restaurants and relatively higher-hazard manufacturing classes.

At the end of 2023, we marketed excess and surplus lines insurance products in each of the 43 states in which we offer standard market commercial lines insurance. Offering excess and surplus lines helps agencies representing The Cincinnati Insurance Companies meet the insurance needs of their clients when coverage is unavailable in the standard market. By providing outstanding service, we can help agencies grow and prosper while also profitably growing our property casualty business.

In 2023, our 10 highest volume excess and surplus lines states generated 53.5% of our earned premiums, compared with 53.7% in 2022.

Our 10 largest states based on excess and surplus lines premium volume are shown in the table below.

(Dollars in millions)	Earned premiums	% of total earned
Year ended December 31, 2023
Illinois	$39	7.2%
New York	37	6.8
Ohio	34	6.3
Texas	32	5.9
North Carolina	30	5.6
Pennsylvania	26	4.8
Georgia	25	4.5
Michigan	22	4.2
Missouri	22	4.1
Indiana	22	4.1

Agencies representing The Cincinnati Insurance Companies produce approximately $6 billion in annual premiums for all carriers writing excess and surplus lines policies for their clients. We estimate that approximately half of that premium volume matches the targeted business types and coverages we offer through our excess and surplus lines insurance segment. We structured the operations of this segment to meet the needs of these agencies and to market exclusively through them.

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

Cincinnati Financial Corporation - 2023 10-K - Page 19

Life Insurance Segment
The life insurance segment contributed $313 million of net earned premiums, representing 3.1% of 2023 consolidated total revenues, and reported a gain before income taxes of $41 million. Life insurance net earned premiums increased 4% in 2023 and 2% in 2022.

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

Life Insurance Distribution
Cincinnati Life is licensed in 49 states and the District of Columbia. At year-end 2023, approximately 80% of our 2,080 property casualty agency relationships offered Cincinnati Life products to their clients. We also develop life business from approximately 398 other independent life insurance agencies. We are careful to solicit business from these other agencies in a manner that does not conflict with or compete with the marketing and sales efforts of our property casualty agencies.

Cincinnati Financial Corporation - 2023 10-K - Page 20

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

In 2023, our five highest volume states for life insurance premiums, based on information contained in statements filed with state insurance departments, are shown in the table below.

(Dollars in millions)	Premiums	% of total
Year ended December 31, 2023
Ohio	$58	15.2%
Pennsylvania	26	6.8
Illinois	23	5.9
Indiana	22	5.7
Georgia	22	5.7

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

Cincinnati Financial Corporation - 2023 10-K - Page 21

The fair value of our investment portfolio was $24.780 billion and $21.973 billion at year-end 2023 and 2022, respectively, as shown in the table below. The overall portfolio increased in fair value, including net purchases of securities in addition to an increase in its net investment gain position. The net investment gain position at year-end 2023, compared with year-end 2022, included a net increase for our equity security portfolio, reflecting a general increase in equity market valuations. It also included a smaller net unrealized loss position in our fixed-maturity investments, due to lower short-term interest rates in addition to a tightening of corporate credit spreads.

(Dollars in millions)	At December 31, 2023				At December 31, 2022
	Cost or amortized cost	Percent of total		Percent of total	Cost or amortized cost	Percent of total		Percent of total
			Fair value				Fair value
Taxable fixed maturities	$10,414	55.8%	$9,889	40.0%	$9,020	52.2%	$8,299	37.8%
Tax-exempt fixed maturities	3,947	21.2	3,902	15.7	3,959	22.9	3,833	17.4
Common equities	3,869	20.8	10,641	42.9	3,851	22.3	9,454	43.0
Nonredeemable preferred equities	413	2.2	348	1.4	443	2.6	387	1.8
Total	$18,643	100.0%	$24,780	100.0%	$17,273	100.0%	$21,973	100.0%

The cash we generate from insurance operations historically has been invested in two broad categories of investments:
•Fixed-maturity investments – Includes taxable and tax-exempt bonds and redeemable preferred stocks. During 2023, the combined effect of purchases of securities and a net decrease in unrealized losses offset dispositions of fixed-maturity securities in our portfolio. During 2022, a net decrease in unrealized gains, combined with dispositions, offset purchases.
•Equity investments – Includes common and nonredeemable preferred stocks. During 2023, the combined effect of a net increase in fair value and purchases of equity securities in our portfolio offset sales. During 2022, a net decrease in fair value and sales offset purchases.

In addition to securities held in our investment portfolio at year-end 2023, other invested assets included $434 million of private equity investments, $66 million of real estate through direct property ownership and development projects in the U.S., $44 million held on deposit at Lloyd's and $33 million of life policy loans.

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

At December 31, 2023, our investment-grade and noninvestment-grade fixed-maturity securities represented 82.0% and 3.2% of the portfolio, respectively. The remaining 14.8% represented fixed-maturity securities that were not rated by Moody’s or S&P. Our nonrated securities include smaller municipal issues and private placement corporate securities. Many of these, although not rated by Moody’s or S&P, are rated by the Securities’ Valuation Office of the National Association of Insurance Commissioners (NAIC). Also included in this category are smaller public corporate securities, many of which carry a rating by an agency other than Moody’s or S&P, such as Fitch or Kroll Bond Rating Agency.

Cincinnati Financial Corporation - 2023 10-K - Page 22

Other selected attributes of the fixed-maturity portfolio are shown in the table below. Additional maturity periods and other information for our fixed-maturity portfolio are shown in Item 8, Note 2 of the Consolidated Financial Statements.

	At December 31,
	2023		2022
Weighted average yield-to-amortized cost	4.60%		4.22%
Weighted average maturity	7.9	yrs	7.4	yrs
Effective duration	4.3	yrs	4.7	yrs

The fair values of our taxable fixed-maturity securities portfolio at the end of the last two years were:

(Dollars in millions)	At December 31,
	2023	2022
Investment-grade corporate	$7,040	$6,369
Government-sponsored enterprises	1,224	183
States, municipalities and political subdivisions	801	789
Noninvestment-grade corporate	412	500
United States government	200	191
Mortgage-backed	187	234
Foreign government	25	33
Total	$9,889	$8,299

While our strategy typically is to buy and hold fixed-maturity investments to maturity, we monitor credit profiles and fair value movements when determining holding periods for individual securities. With the exception of U.S. agency issues, no individual issuer's securities accounted for more than 1.1% of the taxable fixed-maturity portfolio at year-end 2023. Investment-grade corporate bonds had an average rating of Baa1 by Moody’s or BBB by S&P at year-end 2023. The average rating may be understated due to securities that were not rated by Moody’s or S&P but were rated by the NAIC, as described above. Our taxable fixed-maturity portfolio included $187 million of mortgage-backed securities with an average rating of Aa3/AA- at year-end 2023.

Relative to a broad bond market index such as the Barclay’s Aggregate, we are most heavily exposed to the investment-grade corporate bond asset class. Within that asset class, we have a weighting of 38.2% for the financial sector, higher than the 31.8% weighting for the financial sectors of the Bank of America Merrill Lynch U.S. Corporate Index.

At December 31, 2023, we had $3.902 billion of tax-exempt fixed-maturity securities with an average rating of Aa2/AA by Moody’s and S&P. The average rating may be understated due to securities that were not rated by Moody’s or S&P but were rated by the NAIC, as described above. The portfolio is well diversified among approximately 1,800 municipal bond issuers. No single municipal issuer accounted for more than 0.6% of the tax-exempt fixed-maturity portfolio at year-end 2023.

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

For federal income tax purposes, taxes on gains from appreciated investments generally are not due until securities are sold. We believe that the appreciated value of equity securities, compared with the cost of securities
Cincinnati Financial Corporation - 2023 10-K - Page 23

that is generally used as a tax basis, is a useful measure to help evaluate how fair value can change over time. On this basis, the net unrealized investment gains at year-end 2023 consisted of a net gain position in our equity portfolio of $6.707 billion. Events or factors such as economic growth or recession can affect the fair value of our equity securities.

At year-end 2023, Microsoft (Nasdaq:MSFT) was our largest single common stock investment, comprising 7.9% of our publicly traded common stock portfolio and 3.4% of the entire investment portfolio. The five largest holdings in our common stock portfolio were Microsoft, Apple Inc. (Nasdaq:AAPL), Broadcom Inc. (Nasdaq:AVGO), JPMorgan Chase & Co (NYSE:JPM) and Accenture plc (NYSE:ACN), which had a combined fair value of $3.004 billion or 28.2% of our publicly traded common stock portfolio. The parent company held 42.7% of our common stock holdings (measured by fair value). The distribution of the portfolio among industry sectors is shown in the table below.

Common Stock Portfolio Industry Sector Distribution

	Percent of common stock portfolio
	At December 31, 2023		At December 31, 2022
	Cincinnati Financial	S&P 500 Industry Weightings	Cincinnati Financial	S&P 500 Industry Weightings
Sector:
Information technology	33.1%	28.9%	26.5%	25.7%
Financial	13.9	13.0	13.6	11.7
Industrials	11.9	8.8	11.9	8.7
Healthcare	11.6	12.6	15.0	15.8
Consumer staples	7.0	6.2	8.8	7.2
Consumer discretionary	7.0	10.8	7.7	9.8
Materials	4.7	2.4	5.0	2.7
Energy	4.1	3.9	5.0	5.2
Utilities	2.7	2.3	2.9	3.2
Real estate	2.6	2.5	2.3	2.7
Telecomm services	1.4	8.6	1.3	7.3
Total	100.0%	100.0%	100.0%	100.0%

We evaluate nonredeemable preferred stocks in a manner similar to our evaluation of fixed-maturity investments, seeking attractive relative yields. We generally focus on investment-grade nonredeemable preferred stocks issued by companies with strong histories of paying common dividends, providing us with another layer of protection. Consideration is also given to nonredeemable preferred stocks that offer a dividend received deduction for income tax purposes. We purchased $22 million and $54 million of nonredeemable preferred stocks during 2023 and 2022, respectively.
Cincinnati Financial Corporation - 2023 10-K - Page 24

Other
What we report as Other includes the noninvestment operations of the parent company and its noninsurer subsidiary, CFC Investment Company. At year-end 2023, this subsidiary had $108 million in receivables related to its commercial leasing and financing services, compared with $92 million in receivables at year-end 2022.

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

Net written premiums for Cincinnati Re totaled $558 million in 2023, compared with $585 million in 2022. Approximately 32% of 2023 net written premiums was for property exposures that include risk of loss from natural catastrophes and approximately 48% was for casualty exposures from various liability risks. The remainder of approximately 20% was a combination of what we consider to be more specialized coverages that include, but are not limited to, credit risk transfer related to residential mortgages, marine and energy risks and cyber risks.

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

Net written premiums for Cincinnati Global totaled $280 million in 2023, compared with $230 million in 2022. We continued to diversify its premiums to reduce underwriting profit volatility effects of property insurance. Most of the 2023 premiums were for U.S. and international property exposures that include risk of loss from natural catastrophes, including approximately 58% classified as direct and facultative and 20% as binder, where binding authority has been granted to various coverholders. The coverholders are mostly in the U.S., and we believe they have the ability to successfully underwrite and manage risks. The remainder, approximately 22%, was for other classes of business that include trade credit, terrorism, political violence, specie coverage for high-value portable property and contingency insurance with coverage for film and entertainment risks or event cancellation.
Cincinnati Financial Corporation - 2023 10-K - Page 25

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
•Subsidiary Dividends – The Cincinnati Insurance Company is fully owned by Cincinnati Financial Corporation and is our lead insurance subsidiary. The dividend-paying capacity of The Cincinnati Insurance Company and its fully owned subsidiaries is regulated by the laws of the applicable state of domicile. Under these laws, our domestic insurance subsidiaries must provide a 10-day advance informational notice to the insurance commissioner for the domiciliary state prior to payment of any dividend or distribution to its shareholders. Generally, the most our domestic insurance subsidiaries can pay without prior regulatory approval is the greater of 10% of statutory capital and surplus or 100% of statutory net income for the prior calendar year.
The domestic insurance company subsidiaries must give 30 days of notice to, and obtain prior approval from, the state insurance commissioner before the payment of an extraordinary dividend as defined by the state’s insurance code. You can find information about the dividends paid by our lead insurance subsidiary during 2023 in Item 8, Note 9 of the Consolidated Financial Statements.
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
Cincinnati Financial Corporation - 2023 10-K - Page 26

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
Cincinnati Financial Corporation - 2023 10-K - Page 27

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

Our operations in the U.K. are further subject to regulations retained following the U.K.’s exit from the European Union (EU). Generally, these requirements were adopted by the EU and then implemented by enabling legislation in the member countries. Significant areas of oversight in the U.K. include capital, solvency and risk management requirements (Solvency II), competition law and antitrust regulation, intermediary and distribution regulation, climate change, gender discrimination and data protection and privacy (General Data Protection Regulation).
Cincinnati Financial Corporation - 2023 10-K - Page 28

Enterprise Risk Management
We manage enterprise risk, including cybersecurity risk, through formal risk management programs overseen by an executive officer of the company. Our ERM framework includes an enterprise risk management committee, which is responsible for overseeing risk activities and is comprised of senior executive-level risk owners from across the enterprise. The risk committee's activities are supported by a team of representatives from business areas that focus on identifying, evaluating and developing risk plans for emerging risks, including cybersecurity risks. A comprehensive report is provided quarterly to our chairman and chief executive officer and also to our board of directors and our senior executive team, as appropriate, on the status of risk metrics relative to identified tolerances and limits, risk assessments and risk plans. The use of operational audits, strategic plans and departmental business plans, as well as our culture of open communications and fundamental respect for our Code of Conduct, continue to help us manage risks on an ongoing basis. Our efforts to assess, identify and manage material risks from cybersecurity threats is further discussed in Item 1C, Cybersecurity.

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

Cincinnati Financial Corporation - 2023 10-K - Page 29

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
•Mergers and acquisitions of agencies could result in a concentration of a significant amount of premium in one agency.
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

Cincinnati Financial Corporation - 2023 10-K - Page 30

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

Marked or prolonged economic downturns or other events have in the past and may in the future result in a softening of the insurance market and agents or consumers choosing a competitor’s product that may in turn adversely affect our premium revenues and underwriting profit. Such economic events experienced during recent periods included elevated inflation, global supply chain disruptions, increasing interest rates, tightening credit markets and higher fuel costs.

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
Our insurance operations expose us to claims arising out of catastrophes. Catastrophes can be man-made or caused by natural perils. Man-made catastrophes to which we have been exposed in the past, and may be exposed in the future, include, but are not limited to, industrial accidents, terrorist attacks, wars, cyberattacks, infrastructure failures, social unrest and riot. Other man-made events, such as hydraulic fracturing, could cause damage from earth movement or create environmental and/or health hazards. Natural peril catastrophe events to which we have been exposed in the past, and may be exposed in the future, include, but are not limited to, hurricanes, severe winter weather, wildfires, earthquakes, landslides and severe convective storm effects such as tornadoes, windstorms, hailstorms and flooding. Due to the nature of these events, we are unable to predict precisely the frequency, severity or potential cost of catastrophe occurrences.

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

According to these models, probable maximum loss estimates from a single hurricane event that combine the effects of property casualty insurance written on a direct basis by The Cincinnati Insurance Companies, the Cincinnati Re reinsurance portfolio and risks insured by Cincinnati Global include the following amounts, net of amounts recoverable through reinsurance ceded and also income taxes, and including the effects of estimated reinstatement premiums: $570 million for a once-in-a-100-year event and $848 million for a once-in-a-250-year event. Please see Item 7, Liquidity and Capital Resources, 2024 Reinsurance Programs, for a discussion of modeled losses considered in evaluating our risk mitigation strategy, which includes our ceded reinsurance program.

Cincinnati Financial Corporation - 2023 10-K - Page 31

The geographic regions in which we market insurance and reinsurance are exposed to numerous natural catastrophes, such as:
•Hurricanes in the gulf, eastern, southeastern and northeastern coastal regions
•Earthquakes in many regions, most particularly in the New Madrid fault zone, California, the Northwest and Southwest
•Tornadoes, wind and hail
•Wildfires
•Winter storms
•On a worldwide basis, in the event of a severe catastrophic event or terrorist attack we may be exposed to material losses through our Cincinnati Re and Cincinnati Global operations.

The occurrence of terrorist attacks in the geographic areas we serve could result in substantially higher claims under our insurance policies than we have anticipated. Our insurance policies provide coverage for terrorism risk in all areas we serve, including Tier 1 and Tier 2 cities. We have exposure to small co-op utilities, water utilities, wholesale fuel distributors, small shopping malls and small colleges throughout our 46 active states and, because of the number of associates located there, our Fairfield, Ohio, headquarters. Additionally, our life insurance subsidiary could be adversely affected in the event of a terrorist event or an epidemic, particularly if the epidemic were to affect a broad range of the population, or affect the overall economy. Our associate health plan is self-funded and could similarly be affected.

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

Cincinnati Re and Cincinnati Global provide reinsurance or insurance coverage in many parts of the world, including coverage for losses due to war, terrorism or political violence. Wars can occur anywhere, and our results of operations could be adversely affected, especially if effects of wars expand over time and space. We have limited direct exposure within our insurance operations to businesses or individuals in Russia, Ukraine or Gaza. We have exposure within our insurance operations, primarily through reinsurance treaties, to insured losses related to wars that include risks in the Middle East region. If effects related to the war in Gaza expand significantly in the Middle East region, causing a high frequency of loss events, or a single extreme event, during the coverage period of our treaties or policies, our financial position and results of operations could be materially affected.

The Cincinnati Insurance Company continues to expand its Cincinnati Re reinsurance assumed operations and has staffed it with seasoned underwriting and analytical associates who strive to assume risks that we understand, both quantitatively and qualitatively. Business written includes treaties that provide coverage for property catastrophe and terrorism events on a worldwide basis. Based on treaties in effect at January 1, 2024, the largest loss exposure to us for Cincinnati Re is from natural catastrophe events. That exposure includes probable maximum loss estimates, on a marginal basis, of the following amounts: $194 million for a once-in-a-100-year event and $224 million for a once-in-a-250-year event. Those effects represent a single hurricane event and include the effects of income taxes, estimated reinstatement premiums and applicable reinsurance ceded, including any retrocessions for reinsurance assumed, and estimated reinstatement premiums. They are based on probable maximum loss estimates from the Applied Insurance Research Touchstone® version 10.0 catastrophe model. The marginal basis reflects diversification effects of the Cincinnati Re reinsurance portfolio and property casualty insurance written on a direct basis by The Cincinnati Insurance Companies. Ignoring diversification effects provided by those two components, on a standalone basis, probable maximum loss estimates for Cincinnati Re include the following amounts: $231 million for a once-in-a-100-year event and $281 million for a once-in-a-250-year event. If there is a
Cincinnati Financial Corporation - 2023 10-K - Page 32

high frequency of large property catastrophe or terrorism events, or a single extreme event, during the coverage period of these treaties, our financial position and results of operations could be materially affected.

We are also expanding Cincinnati Global, our global specialty underwriter with premiums primarily for U.S. and international property exposures. Cincinnati Global also writes North American and United Kingdom (U.K.) contingency and event cancellation coverage and worldwide credit and political risk coverage and political violence coverage. At January 1, 2024, the largest loss exposure to us for Cincinnati Global is from natural catastrophe events. Cincinnati Global's exposure from such events includes probable maximum loss estimates of the following amounts: $46 million for a once-in-a-100-year event and $64 million for a once-in-a-250-year event. Those effects are on a standalone basis and represent a single hurricane event and include the effects of income taxes, applicable reinsurance ceded and estimated reinstatement premiums. They are based on probable maximum loss estimates from the Applied Insurance Research Touchstone version 10.0 catastrophe model. If there is a high frequency of large property catastrophe or terrorism events, or a single extreme event, during the coverage period of its policies, our financial position and results of operations could be materially affected.

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
Various scientists have linked global climate change from rising planet temperatures over the last several decades to a number of factors that contribute to the increased unpredictability, frequency, duration and severity of weather events, including: changing weather patterns, a rise in ocean temperatures and sea level rise. Certain catastrophe models assume an increase in frequency and severity of certain weather or other events, which could result in a disproportionate impact on insurers with certain geographic concentrations of risk. Changes in climate and/or weather patterns may increase the frequency and/or intensity of severe weather and natural catastrophe events, including hurricanes, heavy precipitation events, heavy wind events, flash flooding, sea level rise, droughts, heat waves and wildfires potentially leading to increased insured losses. A continuation of these trends would also likely increase the risks of writing property insurance in coastal areas or areas susceptible to wildfires or flooding, particularly in jurisdictions that restrict pricing and underwriting flexibility. We cannot predict how legal, regulatory or social responses to concerns about climate change may impact our business.

The outbreak of COVID-19 could result in an unusually high level of losses.
In March 2020, the outbreak of COVID-19, also known as the novel coronavirus SARS-CoV-2, was recognized as a pandemic by the World Health Organization. The outbreak was widespread in the U.S., including in the markets in which we operate. Like many companies in the property casualty insurance industry, our property casualty subsidiaries were named as defendants in lawsuits seeking insurance coverage under commercial property insurance policies issued by the company for alleged losses resulting from the shutdown or suspension of their businesses due to the COVID-19 pandemic. Risks to our business include legislation or court decisions that extend business interruption insurance in commercial property coverage forms to cover claims for pure economic loss related to the COVID-19 pandemic. Legislative initiatives and pending litigation are ongoing in numerous jurisdictions, and we cannot provide assurance that we will not be impacted by adverse legislation or adverse judicial rulings in certain of these jurisdictions. These actions seek to extend coverage beyond the terms and conditions we intended for those policies, including policies that do not contain specific virus exclusions. Therefore we could be forced to pay claims when no coverage was contemplated and for which no premium was collected. If these actions are successful, the aggregate amount of these claims could have a material, adverse impact on our business, financial condition, reputation, results of operations and cash flows.

Our net losses and loss adjustment expenses are estimates and actual net losses could be higher.
Our estimates for COVID-19 losses and loss adjustment expenses represent our best estimates as of December 31, 2023, based upon information currently available. These estimates are based on reported claims, policy level reviews, judicial rulings and other litigation developments. However, assumptions about coverage,
Cincinnati Financial Corporation - 2023 10-K - Page 33

liability and reinsurance continue to be subject to on-going judicial review and may be subject to further government action. While we believe our net reserves for losses and loss adjustment expenses for COVID-19 as of December 31, 2023, are adequate based on information available at this time, we continue to closely monitor reported claims, government actions, judicial decisions and changes in the levels of worldwide social disruption and economic activity arising from the pandemic and will adjust our estimates of gross and net losses as new information becomes available. Factors that affect our estimates of losses and loss adjustment expenses or our ability to reasonably estimate such losses include the number of policyholders that will ultimately submit claims or file lawsuits; the lack of submitted proofs of loss for allegedly covered claims; judicial rulings in similar litigation involving other companies in the insurance industry; difference in state law and developing case law; litigation trends, including varying legal theories advanced by policyholders; whether and to what degree any class of policyholders may be certified; and the inherent unpredictability of litigation. Such adjustments to our reserves for COVID-19 losses and loss adjustment expenses may be material to our results of operations, financial condition and cash flows.

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

To properly price our products, we must collect, properly analyze and use data to make decisions and take appropriate action; the data must be sufficient, reliable and accessible. Cincinnati Global has risks due to its reliance on coverholders in underwriting parts of its business. We also need to develop appropriate rating methodologies and formulae; and we may need to identify and respond to trends quickly. We may overestimate or underestimate loss cost trends or these trends may unexpectedly change, such as inflation in recent years outside of historical norms, leading to losing business by pricing risks above our competitors or charging rates too low to maintain profitability. Legal trends in recent years have also made it more difficult to determine adequate pricing, including adverse changes in the tort environment caused by more aggressive attorney involvement in insurance claims, increased litigation, expanded theories of liability, higher jury awards, lawsuit abuse and third-party litigation finance. If rates are not accurate, we may not generate enough premiums to offset losses and expenses, or we may not be competitive in the marketplace.

Our ability to set appropriate rates are hampered if states where we write business refuse to allow rate increases that we believe are necessary to cover the risks insured. A state could also hamper our ability to set appropriate rates if it no longer allows us to use factors that we believe are predictive of loss, such as credit-based factors. Limitations on our ability to use various types of artificial intelligence (AI) in the development of pricing precision could adversely affect underwriting results. Multiple states require us to purchase reinsurance from a mandatory reinsurance fund. Such reinsurance funds can create a credit risk for insurers if not adequately funded by the state and, in some cases, the existence of a reinsurance fund could affect the prices charged for our policies. The effect of these and similar arrangements could reduce our profitability in any given period or limit our ability to grow our business.

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
Cincinnati Financial Corporation - 2023 10-K - Page 34

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

Our most critical accounting estimate is loss reserves. Loss reserves are the amounts we expect to pay for covered claims and expenses we incur to settle those claims. The loss reserves we establish in our financial statements represent an estimate of amounts needed to pay and administer claims arising from insured events that have already occurred, including events that have not yet been reported to us. Loss reserves are estimates and are inherently uncertain; they do not and cannot represent an exact measure of liability. Inflationary scenarios, especially scenarios outside of historical norms or regulatory changes that affect the assumptions underlying our critical accounting estimates, may make it more difficult to estimate loss reserves. Examples of inflation effects include adverse changes in the tort environment caused by more aggressive attorney involvement in insurance claims, increased litigation, expanded theories of liability, higher jury awards, lawsuit abuse and third-party litigation finance. Accordingly, our loss reserves for past periods could prove to be inadequate to cover our actual losses and related expenses. Any changes in these estimates are reflected in our results of operations during the period in which the changes are made. An increase in our loss reserves would decrease earnings, while a decrease in our loss reserves would increase earnings.

Unforeseen losses, or unintended coverages, the type and magnitude of which we cannot predict, may emerge. These additional losses could arise from changes in the legal environment, laws and regulations, climate change, catastrophic events, increases in loss severity or frequency, environmental claims, mass torts or other causes such
Cincinnati Financial Corporation - 2023 10-K - Page 35

as social inflation. Such future losses could be substantial. The increase in inflation in recent periods has significantly increased our loss costs in our auto and property businesses. It is possible that inflation could remain at high levels for a prolonged period, or increase from these high levels, which could in turn lead to further increases in our loss costs. In addition, a significant portion of claims costs consists of medical costs. As a result, an increase in medical inflation could materially and adversely impact our loss costs and our loss reserves. Recent changes in the macroeconomic environment have impacted medical labor and materials costs, the potential persistency of which could result in future loss costs which are higher than our current expectations.

Our life policy reserves are also subject to uncertainty. Periods of higher death claims outside of long-term historical norms, such as during the COVID-19 pandemic, and not anticipated within our actuarial models could make our life policy reserves inadequate to cover actual future death claims. Increases in estimates of future death claims would increase life policy reserve levels and in turn decrease earnings.

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
We have international operations that expose us to a number of additional risks. These risks include restrictions such as price controls, capital controls, currency exchange limits, ownership limits and other restrictive or anti-competitive governmental actions or requirements, which could have an adverse effect on our business and reputation. Our business activities outside the U.S., including in the U.K., subject us to political and economic risks, including foreign currency and credit risk. Additionally, Cincinnati Global’s operations will expand the products offered by us and could expose us to additional regulation or other risks.
Business activities outside the U.S. will subject us to additional domestic and foreign laws and regulations, including the Foreign Corrupt Practices Act, the U.K. Bribery Act and similar laws in other countries that prohibit the making of improper payments to foreign officials. In addition, insurers in the U.K. (including managing agents and members of Lloyd’s of London) are subject to Solvency II and the U.K. regulatory regime, which itself includes rules promulgated by Lloyd's. Although we have policies and controls in place that are designed to ensure compliance with these laws and regulatory requirements, if those controls are ineffective and an employee or intermediary fails to comply with applicable laws and regulations, we could suffer civil and criminal penalties and our business and reputation could be adversely affected. Some countries have laws and regulations that lack clarity and, even with local expertise and effective controls, it can be difficult to determine the exact requirements of, and potential liability under, the local laws. Failure to comply with local laws in a particular market may result in substantial liability and could have a significant and negative effect not only on our business in that market but also on our reputation generally.

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
Cincinnati Financial Corporation - 2023 10-K - Page 36

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

Please see Item 7, Liquidity and Capital Resources, 2024 Reinsurance Ceded Programs, for a discussion of selected reinsurance transactions.

Risks related to investments or other financial matters

Financial disruption or a prolonged economic downturn could materially and adversely affect our investment performance.
Recent events, including the global supply chain disruptions, increasing interest rate environment and inflationary pressures, have contributed to significant disruption and volatility for financial markets and decreased economic activity. Many companies experienced uncertainty and reduced liquidity. In the event that these conditions continue, recur or result in a prolonged economic downturn or recession, they could further adversely impact our financial condition, results of operations or cash flows. Such adverse impacts may be material. These market conditions have in the past, and could in the future, cause our investment income or the value of securities we own to decrease.

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

For fixed-maturity investments such as bonds, which represented 55.7% of the fair value of our investment portfolio at the end of 2023, the inverse relationship between interest rates and bond prices leads to falling bond values during periods of increasing interest rates. Significant increases in the general level of interest rates, such as we experienced during recent periods, have an adverse effect on our shareholders’ equity.

Investment income is an important component of our revenues and net income. The ability to increase investment income and generate longer-term growth in book value is affected by factors beyond our control, such as: inflation, economic growth, interest rates, world political conditions, changes in laws and regulations, future actions or
Cincinnati Financial Corporation - 2023 10-K - Page 37

inactions of the U.S. government, epidemic events, terrorism attacks or threats, war, adverse events affecting other companies in our industry or the industries in which we invest, market events leading to credit constriction, and other widespread unpredictable events. These events have in the past and may in the future adversely affect the economy generally and cause our investment income or the value of securities we own to decrease. Wars can occur anywhere in the world and have an adverse effect on our investment portfolio, especially if effects of wars expand over time and space. We do not have material exposure to investments based in Russia, Ukraine, Israel or Gaza. If there is significant expansion of wars to regions beyond these countries, it may have an adverse effect. Any significant decline in our investment income will have an adverse effect on our net income, and thereby on our shareholders’ equity and our statutory capital and surplus. For a more detailed discussion of risks associated with our investments, please refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

We have issued universal life contracts with guaranteed minimum returns, referred to as bank-owned life insurance contracts (BOLIs). A BOLI is designed with the bank as the policy owner and the policy beneficiary. We legally segregate and record as separate accounts the assets and liabilities for certain BOLIs, when required by the specific contract provisions. Minimum investment returns, account values and death benefits are guaranteed by us for our separate account BOLIs. We could incur losses in the performance of these guarantees.

We also have life policy reserves established for traditional life policies including term, whole and other products. Reserve variability will increase with the adoption of ASU 2018-12 as discussed in Item 8, Note 1 of the Consolidated Financial Statements, as reserves are based on certain cash flow assumptions as well as a discount rate assumption. This discount rate assumption is based on updated market value discount rates. Life policy reserves are required to be recorded using an updated discount rate assumption quarterly. Remeasurement adjustments are now required to be remeasured for the updated discount rate and are recorded as an increase or decrease to life policy reserves with an offsetting increase or decrease to accumulated other comprehensive income (AOCI). As the discount rate increases during the quarter, life policy reserves decrease and AOCI increases. Conversely, as the discount rate decreases during the quarter, life policy reserves increase and AOCI decreases. A significant decrease in discount rates, relative to the prior quarter, would have an adverse effect on shareholders' equity.

Our investment performance also could suffer because of the types of investments, industry groups and/or individual securities in which we choose to invest. Market value changes related to these choices could cause a material change in our financial condition or results of operations.

At year-end 2023, common stock holdings made up 42.9% of our investment portfolio. Adverse news or events affecting the global or U.S. economy or the equity markets, such as we experienced during recent years, will affect our net income, book value and overall results, and could affect our ability to pay our common stock dividend. See Item 7, Investments Results, and Item 7A, Quantitative and Qualitative Disclosures About Market Risk, for a discussion of our investment activities.

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

Our overall results are affected if a significant portion of our commercial lines or personal lines policyholders are adversely affected by marked or prolonged economic downturns and events such as a downturn in construction and related sectors, tightening credit markets and higher fuel costs experienced during recent periods. Such events make it more difficult for policyholders to finance new projects, complete projects or expand their businesses, and can lead to lower premiums from reduced payrolls and sales and lower purchases of equipment and vehicles. These events could also cause claims, including surety claims, to increase due to a policyholder’s inability to secure necessary financing to complete projects or to collect on underlying lines of credit in the claims process. Such economic downturns and events have a greater impact in the construction sector where we have a concentration of risks and in geographic areas that are hardest hit by economic downturns.

Cincinnati Financial Corporation - 2023 10-K - Page 38

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

Dividends received from our lead insurance subsidiary are restricted by the insurance laws of Ohio, its domiciliary state. These laws establish minimum solvency and liquidity thresholds and limits. In 2024, the maximum dividend that may be paid without prior regulatory approval is limited to the greater of 10% of statutory capital and surplus or 100% of statutory net income for the prior calendar year, up to the amount of statutory unassigned capital and surplus as of the end of the prior calendar year. Dividends exceeding these limitations may be paid only with prior approval of the Ohio Department of Insurance. We might not be able to receive dividends from our insurance subsidiaries, or we might not receive dividends in the amounts necessary to meet our debt obligations or to pay dividends on our common stock without liquidating securities. This could affect our financial position.

Please see Item 1, Regulation, and Item 8, Note 9 of the Consolidated Financial Statements, for a discussion of insurance holding company dividend regulations.
General risk factors

Elevated inflation negatively impacts profit and the value of investments.
Inflation in various forms, such as we experienced in recent periods, reduces underwriting profitability due to higher losses and loss expenses to repair damaged autos or other property that we insure. Elevated inflation can also be in the form of social inflation of litigation costs, jury awards and settlement expectations. In addition to adverse effects on the fair value of our equity portfolio, inflationary pressures can also cause or contribute to, or are the result of, increases in interest rates, which reduces the fair value of our fixed-maturity portfolio.

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

Our ability to successfully execute business functions also depends on hiring and retaining the qualified associates we employ. Competition for high-quality executives and other key associates occurs within the insurance industry and from other industries. We also must effectively develop and manage associates, including providing training and resources. Such tools and information can allow them to effectively perform critical business functions and adapt to changing business needs. During some periods, such as we experienced in recent years, labor markets are tight and there is intense competition for associates qualified to execute important business functions. Many markets in which we operate are experiencing a low unemployment rate and labor shortages are affecting many industries. If we are unable to attract and retain certain associates, or if we fail to provide adequate training or resources, or fail to provide a work environment that is attractive to associates, we could limit the success of executing our strategic plans and vital business functions.

Cincinnati Financial Corporation - 2023 10-K - Page 39

The effects of changes in industry practices, laws and regulations on our business are uncertain.
As industry practices and legal, judicial, legislative, regulatory, political, social and other environmental conditions change, unexpected and unintended issues related to insurance pricing, claims and coverage emerge. There has been increased regulatory scrutiny of the use of machine learning and AI, and it is likely that we will be subject to new regulations that could materially adversely affect our operations or ability to write business profitably in one or more jurisdictions. These issues, and others, may adversely affect our business by impeding our ability to obtain adequate rates for covered risks or otherwise extending coverage beyond our underwriting intent, by increasing the number or size of claims, by varying assumptions underlying our critical accounting estimates or by increasing duties owed to policyholders beyond contractual obligations. In some instances, unforeseeable emerging and latent claim and coverage issues and court decisions or legislative changes may not become apparent until sometime after we have issued the insurance policies that could be affected by the changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a policy is issued and our pricing and reserve estimates may not accurately reflect its effect.

Some of our existing or potential shareholders, policyholders, associates, regulators, and other stakeholders will evaluate our business practices according to a variety of environmental, social and governance (ESG) standards and expectations, including those related to climate change, inclusive diversity and equity, data privacy, and the well-being of our employees. Our business practices and disclosures are evaluated against ESG standards which are continually evolving and not always well defined or readily measurable today. Our practices may not change in the particular ways or at the rate stakeholders expect, leading to business or reputational challenges.

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

In addition, global climate change and global climate change transitions may continue to lead to new or enhanced regulation, which may be difficult or costly to comply with, or impact assets that we invest in, which may result in realized and unrealized losses in future periods that could have a material adverse impact on our results of operations and/or financial position. It is not possible to foresee the impacts of potential future climate regulation, or which, if any, assets, industries or markets may be materially and adversely affected by global climate change and global climate change transitions, nor is it possible to foresee the magnitude of such effects.

Cincinnati Financial Corporation - 2023 10-K - Page 40

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

Our systems have been, and will likely continue to be, subject to viruses or other malicious code, unauthorized access, cyberattacks, cyber frauds or other computer-related penetrations. Increasing sophistication of cyber criminals and terrorists make keeping up with new threats difficult and could result in a breach. Patching and other measures to protect existing systems and servers could be inadequate, especially on systems that are being retired. Controls employed by our U.S., off-shore and cloud vendors could prove inadequate. We could also experience a breach by intentional or negligent conduct on the part of associates or other internal sources. Our systems and those of our third-party vendors may become vulnerable to damage or disruption due to circumstances beyond our or their control, such as from catastrophic events, power anomalies or outages, natural disasters, network failures, and viruses, ransomware and malware.

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

Please see Item 1C, Cybersecurity, for further discussion of our cybersecurity risk management, strategy and governance.

Cincinnati Financial Corporation - 2023 10-K - Page 41

Any failure to protect the confidentiality of customer information could adversely affect our reputation or expose us to fines, penalties or litigation, which could have a material adverse effect on our business, financial condition and results of operations.
We necessarily collect, use and hold data concerning individuals and businesses with whom we have a relationship. We are required to safeguard the confidential personal information of our customers and applicants. We are subject to an increasing number of federal, state, local and international laws and regulations regarding privacy and data security, as well as contractual commitments. These laws and regulations are rapidly evolving, complex, vary significantly from jurisdiction to jurisdiction, and sometimes conflict. In the absence of updated, uniform federal privacy legislation, there is a growing trend in the states in which we operate, to adopt comprehensive privacy legislation that provides consumers with various privacy rights and imposes significant compliance burdens on covered companies. Failure to comply with data security or privacy laws or regulations could subject us to regulatory enforcement actions and fines, penalties, litigation, private rights of action or public statements against us by consumer advocacy groups or others if confidential customer information is misappropriated from our computer systems, those of our vendors, our independent agents or others with whom we do business, or otherwise. Despite the security measures that may be in place, any such systems may be vulnerable to the types of attacks and security incidents described above. Any well-publicized compromise of security could deter people from entering into transactions that involve transmitting confidential information, impart reputational or other harm, and/or have a material adverse effect on our business. Additionally, privacy legislation may make our business partners more reluctant to share information with us that is useful in conducting our business.

Cincinnati Financial Corporation - 2023 10-K - Page 42

ITEM 1B.    Unresolved Staff Comments
None

ITEM 1C.     Cybersecurity

Risk Management and Strategy
As discussed further in Item 1, Regulation, Enterprise Risk Management, we manage cybersecurity as part of our overall enterprise risk programs.

As part of this program to keep our systems and data secure and to assist in understanding, assessing, identifying and managing material risks from cybersecurity threats, we take various measures through internal risk management efforts and testing by third-party experts. Those measures assess our cybersecurity program structure and capabilities and include blocking attempted cyber intrusions, defending against service disruptions, performing frequent vulnerability assessments and maintaining procedures to ensure timely notification of critical cybersecurity incidents and performance of related disclosure controls. We also have developed procedures and reporting processes when we identify an attempted cyber intrusion to the systems of one of our independent agents.

Additionally, the company uses third-party service providers, or vendors, in the course of conducting its operations. As such, the company has measures in place to help identify material risks from cybersecurity threats associated with the use of those vendors. When work with a vendor is evaluated, we consider, among other items, the availability of system and organization controls reports, interactions with our systems, the data involved and its level of sensitivity, the amount of data the vendor will process, where the data will be stored, what they will do with the data and destruction of data. Once a vendor is approved by the appropriate personnel, expectations regarding incident reporting are established and followed.

We are not aware of having experienced a material cybersecurity incident and we take commercially reasonable measures, described above and below, to monitor and respond to threats to keep our systems and data secure. However, we acknowledge that administrative, technical and internal accounting controls as well as other preventative actions may be insufficient to prevent security breaches to our systems or those of third parties with whom we do business due to, among other factors, changing technologies as well as criminal and state-sponsored cybercrime and cyber threats. Further, a material breach of our security or the security of a vendor that results in unauthorized access to our data could expose us to a disruption or challenges relating to our daily operations as well as to data loss, litigation, damages, fines and penalties, significant increases in compliance costs and reputational damage and could affect the company's strategy, results of operations or financial condition. See Item 1A, Risk Factors, for additional details.

Governance
Cybersecurity matters are an important part of reporting to our board of directors, executive management team, risk committee and disclosure committee. From a board perspective, the audit committee oversees the company's cybersecurity efforts along with additional oversight from the entire board. Several members of the audit committee have obtained certifications in cybersecurity oversight. Each quarter, the chief information officer and chief information security officer report to the audit committee on cybersecurity risks and controls. Also occurring each quarter, the entire board, and our senior executive team, as appropriate, receives a comprehensive report from the chief risk officer on the status and management of risk and other metrics relative to identified tolerances and limits, risk assessments and risk plans. Additionally, the chief risk officer has direct access to all members of the board of directors and presents in person at board meetings twice each year.

At the executive management and management levels, the chief information security officer leads the process of assessing and managing material risks from cybersecurity threats. Our chief information security officer has over 25 years of experience as a technology professional with in-depth knowledge of IT management processes and holds multiple degrees and professional designations, including as a certified information systems security professional (CISSP). The chief information security officer also works in collaboration with our chief information officer and chief risk officer and is supported by a cross-functional group of qualified and experienced professionals across various committees and functions. On a quarterly basis, the chief information officer provides a cybersecurity update to the disclosure committee and, on a monthly basis, the information security office team delivers a cybersecurity report to the senior executive team. Also refer to Item 10, Directors, Executive Officers and Corporate Governance, for additional qualification, experience and responsibility details.
Cincinnati Financial Corporation - 2023 10-K - Page 43

Associates involved in this area stay informed of industry trends and evolving threats using various resources including government authorities, peers, continuous education, industry publications, news outlets and other external parties that provide pertinent information. We take administrative, technical and internal accounting control measures to protect against cybersecurity incidents, including actions to monitor for, prevent, detect, mitigate and remediate any incidents that occur. These measures and actions include endpoint controls, multi-factor authentication and general cybersecurity education directed at our workforce and independent agents.

From a monitoring perspective, generally speaking, our information security office associates monitor the environment for threats, events and potential incidents. Depending on the potential severity of any identified incident, the company's incident response process, modeled after National Institute for Standards and Technology (NIST) frameworks, is initiated. As part of this process, each incident is evaluated and inventoried by our incident response team and reported to our legal compliance subcommittee for further action. Depending on severity, certain other internal and external parties may participate in the incident response process from a compliance and financial reporting perspective.

Incidents, regardless of severity, are evaluated and documented and are shared with the audit committee. In 2023, the audit committee received four updates on matters related to cybersecurity. The process of evaluating and documenting individual incidents, even when not deemed material, assists in determining how previous incidents have or may reasonably likely have a material effect on the company in the future.

ITEM 2.    Properties
Cincinnati Financial Corporation owns our headquarters building located on 107 acres of land in Fairfield, Ohio. This building has 1,508,200 square feet of total space. The property, including land is recorded in our financial statements at $133 million at December 31, 2023, and is classified as Land, building and equipment, net, for company use. John J. & Thomas R. Schiff & Co. Inc., a related party, occupies 9,056 square feet (less than 1%). This property is used for the operations described in the Consolidated Financial Statements and accompanying Notes.

Cincinnati Financial Corporation owns Gilmore Pointe, located on the northwest corner of our headquarters property. This four-story building contains approximately 103,000 square feet of usable space. The property is recorded in the financial statements at $3 million at December 31, 2023, and is classified as investment property in Other invested assets. At December 31, 2023, unaffiliated tenants occupied 86%, Cincinnati Financial affiliates occupied 14%.

The Cincinnati Insurance Company owns the CFC Winton Center used for multiple operations with approximately 48,000 square feet of total space, located approximately six miles from our headquarters. The property, including land, is recorded in our financial statements at $7 million at December 31, 2023, and is classified as Land, building and equipment, net, for company use.

We lease office space located in London, United Kingdom, for our Cincinnati Global operations. We also lease office space throughout the U.S. to support our insurance operations.

ITEM 3.    Legal Proceedings
Neither the company nor any of our subsidiaries are involved in any litigation believed to be material other than ordinary, routine litigation incidental to the nature of our business.

ITEM 4.    Mine Safety Disclosures
This item is not applicable to the company.
Cincinnati Financial Corporation - 2023 10-K - Page 44

Part II
ITEM 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and
        Issuer Purchases of Equity Securities
Cincinnati Financial Corporation had approximately 205,000 shareholders of record as of December 31, 2023. While approximately 13,800 shareholders are registered, the majority of shareholders are beneficial owners whose shares are held in “street name” by brokers and institutional accounts. We believe many of our independent agent representatives and most of the 5,426 associates of our subsidiaries own the company’s common stock. Our common shares are traded under the symbol CINF on Nasdaq.

Cumulative Total Return
As depicted in the graph below, the five-year total return on a $100 investment made December 31, 2018, assuming the reinvestment of all dividends, was 52.2% for Cincinnati Financial Corporation’s common stock compared with 107.2% for the S&P 500 Index and 99.6% for the S&P Composite 1500 Property & Casualty Insurance Index.

The following graph depicts $100 invested on December 31, 2018, in stock or index, including reinvestment of dividends. The years shown represent each respective fiscal year ending December 31.

Comparison of Five-Year Cumulative Total Return

$250
$200
$150
$100
$50
$0
2018
2019
2020
2021
2022
2023
Cincinnati Financial Corporation
S&P 500 Index
S&P Composite 1500 Property & Casualty Insurance Index

The S&P 500 Index includes a representative sample of 500 leading companies in a cross section of industries of the U.S. economy. At year-end 2023, the S&P Composite 1500 Property & Casualty Insurance Index included 31 companies.

Cincinnati Financial Corporation - 2023 10-K - Page 45

Issuances and Purchases of Equity Securities
The following summarizes securities authorized for issuance under our equity compensation plans as of December 31, 2023:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights at December 31, 2023	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)) at December 31, 2023
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,647,437	$92.36	3,627,346
Equity compensation plans not approved by security holders	—	—	—
Total	3,647,437	$92.36	3,627,346

The number of securities remaining available for future issuance includes: 3,395,481 shares available for issuance under the Cincinnati Financial Corporation 2016 Stock Compensation Plan (the 2016 Plan) and 231,865 shares available for issuance of share grants under the Director’s Stock Plan of 2018. The number of securities remaining available for future issuance assumes the number of securities to be issued from performance-based awards are issued at the target-level performance level. The 2016 Plan allows for issuance of stock options, service-based or performance-based restricted stock units, stock appreciation rights or other equity-based grants. Awards other than stock options granted from the 2016 Plan are counted as three shares against the plan for each one share of common stock actually issued. Additional information about share-based associate compensation granted under our equity compensation plans is available in Item 8, Note 17 of the Consolidated Financial Statements.

We discuss the factors that affect our ability to pay cash dividends and repurchase shares, as well as the objectives of our repurchase program, in Item 7, Liquidity and Capital Resources. Regulatory restrictions on dividends our insurance subsidiaries can pay to the parent company are discussed in Item 8, Note 9 of the Consolidated Financial Statements.

The following summarizes shares purchased under our repurchase programs:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1-31, 2023	—	$—	—	6,726,785
November 1-30, 2023	—	—	—	6,726,785
December 1-31, 2023	—	—	—	6,726,785
Totals	—	—	—

We did not sell any of our shares that were not registered under the Securities Act during 2023. Our repurchase program does not have an expiration date. Our repurchase program was expanded on January 26, 2018, by
15 million shares. We have 6,726,785 shares available for purchase under our programs at December 31, 2023. During 2023, we repurchased 600,000 shares at an average price of $110.99.

ITEM 6.    [Reserved]
Cincinnati Financial Corporation - 2023 10-K - Page 46

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

As discussed in Item 8, Note 1, Summary of Significant Accounting Policies, effective January 1, 2023, we adopted ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. We adjusted applicable financial statements. Related financial data shown in Management's Discussion and Analysis of Financial Condition and Results of Operations also have been adjusted.

Through The Cincinnati Insurance Company, Cincinnati Financial Corporation is one of the 25 largest property casualty insurers in the nation, based on net written premium volume for the first nine months of 2023, among approximately 2,000 U.S. stock and mutual insurer groups. We market our insurance products through a select group of independent insurance agencies in 46 states as discussed in Item 1, Our Business and Our Strategy.

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
Cincinnati Financial Corporation - 2023 10-K - Page 47

•Investment gains and losses – Occur from appreciation or depreciation of invested assets over time. Gains or losses are generally recognized from changes in market values of equity securities without a sale or when invested assets are sold or become impaired.

Executive Summary
Our value creation ratio, defined above, is our primary performance target. VCR trends are shown in the table below.

	One year	Three-year % average	Five-year % average
Value creation ratio:
As of December 31, 2023	19.5%	10.2%	15.2%
As of December 31, 2022	(14.6)	8.6	11.2
As of December 31, 2021	25.7	23.6	18.7

We are targeting an annual value creation ratio averaging 10% to 13% over the next five-year period. At 19.5% for 2023, our performance was above the high end of that range. It was within the range for the three-year period and above the high end of the range for the five-year period, both that ended in December 2023.

The table below shows the primary contributors of our value creation ratio on a percentage basis. Analysis of the contributors aids understanding of our financial performance. Our financial results are further analyzed in the Corporate Financial Highlights section below.

	Years ended December 31,			2023-2022	2022-2021
	2023	2022	2021	Pt. Change	Pt. Change
Value creation ratio major contributors:
Net income before investment gains	9.1%	5.2%	9.7%	3.9	(4.5)
Change in fixed-maturity securities, realized and unrealized gains	1.9	(10.1)	(1.5)	12.0	(8.6)
Change in equity securities, investment gains	8.6	(9.3)	16.8	17.9	(26.1)
Other	(0.1)	(0.4)	0.7	0.3	(1.1)
Value creation ratio	19.5%	(14.6)%	25.7%	34.1	(40.3)

The 2023 value creation ratio improved by 34.1 percentage points, compared with 2022, and again included a significant contribution from operating results, as shown in the table above, that was 3.9 percentage-points higher than last year. The 2023 ratio improvement was primarily due to a higher valuation for our investment portfolio, with increases of 17.9 percentage-points from our equity securities investment portfolio and 12.0 points from our fixed-maturity securities investment portfolio. The decrease in 2022, compared with 2021, was primarily due to a reduction in overall net gains from our investment portfolio.
Cincinnati Financial Corporation - 2023 10-K - Page 48

We believe our value creation ratio is a useful measure. The table below shows calculations for VCR.

(Dollars are per share)	Years ended December 31,
	2023	2022	2021
Book value change per share
Book value as originally reported December 31, 2022		$67.01
Cumulative effect of change in accounting for long-duration insurance contracts, net of tax		0.20
Book value as adjusted December 31, 2022		$67.21

Value creation ratio:
End of period book value*	$77.06	$67.01	$81.72
Less beginning of period book value	67.01	81.72	67.04
Change in book value	10.05	(14.71)	14.68
Dividend declared to shareholders	3.00	2.76	2.52
Total value creation	$13.05	$(11.95)	$17.20

Value creation ratio from change in book value**	15.0%	(18.0)%	21.9%
Value creation ratio from dividends declared to shareholders***	4.5	3.4	3.8
Value creation ratio	19.5%	(14.6)%	25.7%

* Book value per share is calculated by dividing end of period total shareholders' equity by end of period shares outstanding
** Change in book value divided by the beginning of year book value
*** Dividend declared to shareholders divided by beginning of year book value

When looking at our longer-term objectives, we see three primary performance drivers for our value creation ratio:
•Premium growth – We believe over any five-year period our agency relationships and initiatives can lead to a property casualty written premium growth rate that exceeds the industry average. The compound annual growth rate of our net written premiums was 9.9% over the five-year period 2019 through 2023, exceeding the 6.9% estimated growth rate for the property casualty insurance industry, with 2023 representing industry data reported through the first nine months of 2023. The industry’s growth rate excludes its mortgage and financial guaranty lines of business.
•Combined ratio – We believe our underwriting philosophy and initiatives can drive performance to achieve our underwriting profitability target of a GAAP combined ratio over any five-year period that consistently averages within the range of 92% to 98% in the future, better than our target of 95% to 100% during 2012 through 2023. We changed the target because we believe we can continue to perform at a high level. Our GAAP combined ratio averaged 94.6% over the five-year period 2019 through 2023, slightly better than the performance target range for that period. Performance as measured by the combined ratio is discussed in Consolidated Property Casualty Insurance Results. Our statutory combined ratio averaged 94.1% over the five-year period 2019 through 2023, compared with an estimated 101.1% for the property casualty industry, with 2023 representing industry data reported through the first nine months of 2023. The industry’s ratio again excludes its mortgage and financial guaranty lines of business.
•Investment contribution – We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year total return of the S&P 500 Index.
◦Investment income growth, on a pretax basis, had a compound annual growth rate of 7.6% over the five-year period 2019 through 2023.
◦Over the five years ended December 31, 2023, our equity portfolio compound annual total return was 15.0% compared with a compound annual total return of 15.7% for the Index. Our equity portfolio favors larger-capitalization, high-quality, dividend-growing stocks with a slight value orientation. For the year 2023, our equity portfolio total return was 15.2%, compared with 26.3% for the Index.

Cincinnati Financial Corporation - 2023 10-K - Page 49

The board of directors is committed to rewarding shareholders directly through cash dividends and share repurchase authorizations. Through 2023, the company has increased the annual cash dividend rate for 63 consecutive years, a record we believe is matched by only seven other publicly traded U.S. companies. In addition to regular dividends, strong capital and excellent company performance has provided opportunities to further reward shareholders. The board regularly evaluates relevant factors in dividend-related decisions, and the 2023 increase to the regular dividend reflected confidence in our outstanding capital, liquidity and financial flexibility, as well as progress of our initiatives to improve earnings performance while growing insurance premium revenues. We discuss our financial position in more detail in Liquidity and Capital Resources.

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
Cincinnati Financial Corporation - 2023 10-K - Page 50

Corporate Financial Highlights
In addition to the value creation ratio discussion and analysis in the Executive Summary, we further analyze our financial results in the sections below.

Balance Sheet Data

(Dollars in millions, except share data)	At December 31,	At December 31,
	2023	2022
Total investments	$25,357	$22,425
Total assets	32,769	29,732
Short-term debt	25	50
Long-term debt	790	789
Shareholders' equity	12,098	10,562
Book value per share	77.06	67.21
Debt-to-total-capital ratio	6.3%	7.4%

Total investments increased by 13% during 2023 on a fair value basis, and included an increase in our securities portfolio valuation that added to an 8% increase in its cost basis. Entering 2024, we believe the portfolio continues to be well diversified and is well positioned to withstand short-term fluctuations. We discuss our investment strategy in Item 1, Investments Segment, and results for the segment in Investments Results. Total assets increased by 10%, compared with year-end 2022. Shareholders’ equity increased by 15% and book value per share also increased by 15%, for reasons discussed in the preceding Executive Summary.

The amount of our debt obligations decreased by $24 million in 2023, compared with 2022. Our 6.3% ratio of debt to total capital (debt plus shareholders’ equity) at year-end 2023 decreased by 1.1 percentage points compared with the prior-year ratio.

Income Statement and Per Share Data

(In millions, except per share data)	Years ended December 31,			2023-2022	2022-2021
	2023	2022	2021	Change %	Change %
Earned premiums	$7,958	$7,225	$6,478	10	12
Investment income, net of expenses (pretax)	894	781	714	14	9
Investment gains and losses, net (pretax)	1,127	(1,467)	2,409	nm	nm
Total revenues	10,013	6,563	9,626	53	(32)
Net income (loss)	1,843	(487)	2,968	nm	nm
Comprehensive income (loss)	2,022	(1,398)	2,930	nm	nm
Net income (loss) per share - diluted	11.66	(3.06)	18.24	nm	nm
Cash dividends declared per share	3.00	2.76	2.52	9	10
Diluted weighted average shares outstanding	158.1	158.8	162.7	0	(2)

Net income rose by $2.330 billion in 2023, compared with net a net loss for 2022, including a $2.050 billion increase in net investment gains on an after-tax basis. The improved 2023 net income also included an increase in property casualty underwriting income of $206 million after taxes, as discussed below, and a $91 million increase in investment income after taxes. Our investment operation’s performance is discussed further in Investments Results. A net loss of $487 million in 2022, representing a $3.455 billion decrease compared with net income for 2021, included a $3.062 billion reduction in net investment gains after taxes. The reduced 2022 net income also included a decrease in property casualty underwriting income of $467 million after taxes and a $55 million increase in investment income after taxes.

During 2021 through 2023, SARS-CoV-2, also known as COVID-19 and recognized as a pandemic by the World Health Organization, continued to cause various effects in parts of the world. We believe it did not have a significant effect on our premium or investment revenues during 2023, 2022 or 2021. For future periods, renewal premium or new business premium amounts could decline due to reduced spending by businesses or consumers,
Cincinnati Financial Corporation - 2023 10-K - Page 51

or if the basis for policy premiums, such as sales and payrolls of businesses we insure, decrease as a result of a weakening economy, pandemic or other reasons. Premium growth by segment is discussed below in Financial Results.

During 2023, 2022 and 2021, there were no material changes to our estimates for incurred losses and expenses related to the pandemic. Factors used in estimating reserves for business interruption legal expenses related to the pandemic included estimates for attorney fees associated with the defense of such lawsuits filed against the company; litigation trends of such cases, including responding to amended and replead cases and cases on appeal; and trends in judicial decisions in cases filed against the company and other insurers. Loss experience for our insurance operations is influenced by many factors, as discussed in Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves. Because of various factors that affect exposure to certain insurance losses, such as less miles driven for vehicles or reduced sales and payrolls for businesses, there could be a reduction in future losses, and in some cases a generally corresponding reduction in premiums. Also, there could be losses or legal expenses that increase or otherwise occur independently of changes in the economy or changes in sales or payrolls of businesses we insure, due to inflation, pandemic effects or other factors.

Contribution from Insurance Operations

(Dollars in millions)	Years ended December 31,			2023-2022	2022-2021
	2023	2022	2021	Change %	Change %
Consolidated property casualty data:
Net written premiums	$8,046	$7,307	$6,479	10	13
Earned premiums	7,645	6,924	6,184	10	12
Underwriting profit	401	140	731	186	(81)

				Pt. Change	Pt. Change
GAAP combined ratio	94.9%	98.1%	88.3%	(3.2)	9.8
Statutory combined ratio	94.6	97.7	87.9	(3.1)	9.8
Written premium to statutory surplus	1.1	1.1	0.9	0.0	0.2

Property casualty net written premiums grew 10% and earned premiums also grew 10% in 2023. The growth reflected average renewal price increases, premium growth initiatives and a higher level of insured exposures, including a contribution to net written premium growth of less than 1 percentage point from Cincinnati Re and Cincinnati Global in total. Growth in 2022 net written premiums and earned premiums was driven by factors similar to 2023. Trends and related factors are discussed in Commercial Lines, Personal Lines and Excess and Surplus Lines Insurance Results.

Our property casualty insurance operations generated an underwriting profit for each of the three years ending in 2023. Underwriting results improved in 2023, compared with 2022, due to improved overall insured loss experience before catastrophe effects, as price increases helped to offset elevated losses reflecting economic or other forms of inflation that increased our uncertainty regarding ultimate losses. Loss experience in 2022 was much worse than in 2021, including higher current accident year loss and loss expenses before catastrophe losses that rose 20%, exceeding earned premium growth of 12%. Loss experience is discussed further in Financial Results for our property casualty business and related segments. The $261 million improvement in 2023 underwriting profit, compared with 2022, also included a $31 million increase in losses from natural catastrophe events and $81 million more benefit from net favorable reserve development on prior accident years before catastrophe losses. The $591 million decrease in 2022, compared with excellent results in 2021, included a $135 million increase in losses from catastrophe events and $276 million less benefit from net favorable reserve development on prior accident years before catastrophe losses.

We measure property casualty underwriting profitability primarily by the combined ratio. Our combined ratio measures the percentage of each earned premium dollar spent on claims plus all expenses related to our property casualty operations, all on a pretax basis. A lower ratio indicates more favorable results and better underlying performance. A ratio below 100% represents an underwriting profit. Initiatives to improve our combined ratio are discussed in Item 1, Our Business and Our Strategy, Strategic Initiatives. In 2023, 2022 and 2021, favorable development on reserves for claims that occurred in prior accident years helped offset other incurred losses and loss expenses. Reserve development is discussed further in Property Casualty Loss and Loss Expense
Cincinnati Financial Corporation - 2023 10-K - Page 52

Obligations and Reserves. Losses from weather-related catastrophes are another important item influencing the combined ratio and are discussed along with other factors in Financial Results for our property casualty business and related segments.

Our life insurance segment reported a profit of $41 million in 2023 and profit of $27 million in 2022. We discuss results for the segment in Life Insurance Results. Most of this segment’s investment income is included in our investments segment results. In addition to investment income, investment gains from the life insurance investment portfolio are also included in our investments segment results.

Critical Accounting Estimates
Cincinnati Financial Corporation’s financial statements are prepared using U.S. GAAP. These principles require management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. Actual results could differ materially from those estimates.

The significant accounting policies used in the preparation of the financial statements are discussed in Item 8, Note 1 of the Consolidated Financial Statements. In conjunction with that discussion, material implications of uncertainties associated with the methods, assumptions and estimates underlying the company’s critical accounting policies are discussed below. The audit committee of the board of directors reviews the annual financial statements with management and the independent registered public accounting firm. These discussions cover: the quality of earnings; review of reserves and accruals; reconsideration of the suitability of accounting principles; review of highly judgmental areas including critical accounting estimates; audit adjustments; and such other inquiries as may be appropriate.

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

For some lines of business that we write, a considerable and uncertain amount of time can elapse between the occurrence, reporting and payment of insured claims. The amount we will actually have to pay for such claims also can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate. Gross loss and loss expense reserves were $8.975 billion at year-end 2023 compared with $8.336 billion at year-end 2022.

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

Case reserves of all sizes are generally reviewed on a 90-day cycle, or more frequently if new information about a loss becomes available. As part of the review process, we monitor industry trends, cost trends, relevant court cases, legislative activity and other current events in an effort to ascertain new or additional loss exposures.
Cincinnati Financial Corporation - 2023 10-K - Page 53

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
•For loss expenses that pertain primarily to salaries and other costs related to our claims associates, also referred to as adjusting and other expense or AOE, we calculate reserves based on an analysis of the relationship between paid losses and paid AOE. Reserves for AOE are allocated to company, line of business and accident year based on a claim count algorithm. Claim counts reported and used in the reserving process are primarily measured by insurance coverages that are triggered when a loss occurs and a reserve is established. Coverages are defined as unique combinations of certain attributes such as line of business and cause of loss. Claims that are opened and closed without payment are included in the reported claim counts. Claim counts are presented on a direct basis only and do not reflect any assumed or ceded reinsurance.
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

Cincinnati Financial Corporation - 2023 10-K - Page 54

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
•changes in claims practices

Cincinnati Financial Corporation - 2023 10-K - Page 55

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

Cincinnati Financial Corporation - 2023 10-K - Page 56

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

(Dollars in millions)	Net loss and loss expense range of reserves
	Carried reserves	Low point	High point	Standard error	Net income effect

At December 31, 2023
Total	$8,613	$7,926	$8,704	$389	$307

Commercial casualty	$3,090	$2,661	$3,272	$305	$241
Commercial property	509	382	589	103	81
Commercial auto	859	803	896	46	36
Workers' compensation	1,005	900	1,064	82	65
Personal auto	344	320	369	24	19
Homeowners	381	351	408	29	23
Excess and surplus	898	852	944	49	39

 .
Cincinnati Financial Corporation - 2023 10-K - Page 57

Life Policy and Investment Contract Reserves
We establish the reserves for traditional life policies, including term, whole life and other products based on certain cash flow assumptions including mortality and lapse rates. These assumptions are established based on our current expectations and are reviewed annually to determine any necessary updates. They are also updated on an interim basis if evidence suggests that they should be revised. We use both our own experience and industry experience, adjusted for historical trends, in arriving at our cash flow assumptions. These reserves also include a discount rate assumption that is based on upper-medium grade fixed-income instrument yields (market value discount rates) and is updated quarterly.

The gross reserve balance for term and whole life policy reserves was $1.500 billion, or 48.9%, of total life policy and investment contract reserves at December 31, 2023. The following table summarizes the sensitivity, on a net basis, of our term and whole life policy reserves and reinsurance recoverable amounts to hypothetical changes in key assumptions and the resulting increase/(decrease) to pretax net income and pretax other comprehensive income:

(Dollars in millions)	At December 31, 2023
	Pretax Net Income	Pretax Other Comprehensive Income
Assumptions set by actuaries and approved by management:
Mortality
Effect of a 1% increase	$(4)	$—
Effect of a 1% decrease	4	—
Lapse rates
Effect of a 10% increase	$13	$—
Effect of a 10% decrease	(13)	—
Assumptions set by market values:
Market value discount rate
Effect of a 100 basis point increase	$—	$162
Effect of a 100 basis point decrease	—	(200)

We establish reserves for our universal life, deferred annuity and other investment contracts, equal to the cumulative account balances, which include premium deposits plus credited interest less charges and withdrawals. Charges include surrender and contract administration charges as well as asset-based fees. The reserve balance for these contracts was $1.343 billion, or 43.8%, of total life policy and investment contract reserves, at December 31, 2023.

Some of our universal life insurance policies contain no-lapse guarantee provisions. For these policies, we establish a reserve, or other additional liability, in addition to the account balance based on expected no-lapse guarantee benefits and expected policy assessments. Key assumptions used to establish this other additional liability reserve are expected investment returns and projected lapse rates. These assumptions, and other relevant inputs, are reviewed annually and on an interim basis in line with the process described above for traditional life policies. The reserve balance was $128 million, or 4.2%, of total life policy and investment contract reserves at December 31, 2023, and is included as a component of universal life reserves in Item 8, Note 5 of the Consolidated Financial Statements.

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

Cincinnati Financial Corporation - 2023 10-K - Page 58

The application of our invested assets impairment policy resulted in write-downs of impaired securities intended to be sold that reduced our income before income taxes by $4 million in 2023, $5 million in 2022 and $1 million in 2021. Write-downs represent noncash charges to income and are reported as investment losses. The application of our noninvested assets impairment policy did not have a material effect on our financial condition in 2023 or 2022.

Our internal investment portfolio managers monitor their assigned portfolios. If a fixed-maturity security is valued below amortized cost, the portfolio managers undertake additional reviews. Such declines often occur in conjunction with events taking place in the overall economy and market, combined with events specific to the industry or operations of the issuing organization. Managers review quantitative measurements such as a declining trend in fair value and the extent of the fair value decline, as well as qualitative measures such as pending events, credit ratings and issuer liquidity. We are even more proactive when these declines in valuation are greater than might be anticipated when viewed in the context of overall economic and market conditions. We provide detailed information about fixed-maturity securities fair valued in a continuous loss position at year-end 2023 in Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

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

Cincinnati Financial Corporation - 2023 10-K - Page 59

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

Level 1 and Level 2 Valuation Techniques
Substantially all of the $24.780 billion of securities in our investment portfolio at year-end 2023, measured at fair value, are classified as Level 1 or Level 2. Financial assets that fall within Level 1 and Level 2 are priced according to observable data from identical or similar securities that have traded in the marketplace. Also within Level 2 are securities that are valued by outside services or brokers where we have evaluated and verified the pricing methodology and determined that the inputs are observable.

Recent Accounting Pronouncements
Information about recent accounting pronouncements is provided in Item 8, Note 1 of the Consolidated Financial Statements.

Cincinnati Financial Corporation - 2023 10-K - Page 60

Financial Results
Consolidated financial results primarily reflect the results of our five reporting segments. These segments are defined based on financial information we use to evaluate performance and to determine the allocation of assets.
•Commercial lines insurance
•Personal lines insurance
•Excess and surplus lines insurance
•Life insurance
•Investments

We report as Other the noninvestment operations of the parent company and its noninsurer subsidiary, CFC Investment Company. In addition, Other includes the financial results of our reinsurance assumed operations, known as Cincinnati Re®, and our London-based global specialty underwriter, known as Cincinnati Global Underwriting Ltd.SM (Cincinnati Global).

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

Cincinnati Financial Corporation - 2023 10-K - Page 61

Consolidated Property Casualty Insurance Results
Earned and net written premiums for our consolidated property casualty operations grew in 2023, reflecting average renewal price increases, a higher level of insured exposures and strategic initiatives for targeted growth. A key measure of property casualty profitability is underwriting profit or loss. Profit increased in 2023, reflecting improved overall insured loss experience before catastrophe effects, as price increases helped to offset elevated losses reflecting economic or other forms of inflation that increased our uncertainty regarding ultimate losses. Our 2023 underwriting profit of $401 million was $261 million more than in 2022, including a $31 million unfavorable effect from a higher amount of catastrophe losses, mostly caused by severe weather. Prior accident year loss experience before catastrophes during 2023 was more favorable than in 2022, and represented $81 million of the 2023 underwriting profit increase. We continue working to improve underwriting profitability, such as through higher pricing and our ongoing initiatives to improve pricing precision and loss experience related to claims and loss control practices. Underwriting profit trends are discussed further below.

The table below highlights property casualty results, with analysis and discussion in the sections that follow. That analysis and discussion includes sections by segment.
Overview – Three-Year Highlights

(Dollars in millions)	Years ended December 31,			2023-2022	2022-2021
	2023	2022	2021	Change %	Change %
Earned premiums	$7,645	$6,924	$6,184	10	12
Fee revenues	11	10	10	10	0
Total revenues	7,656	6,934	6,194	10	12
Loss and loss expenses from:
Current accident year before catastrophe losses	4,463	4,171	3,462	7	20
Current accident year catastrophe losses	710	704	562	1	25
Prior accident years before catastrophe losses	(168)	(87)	(363)	(93)	76
Prior accident years catastrophe losses	(47)	(72)	(65)	35	(11)
Loss and loss expenses	4,958	4,716	3,596	5	31
Underwriting expenses	2,297	2,078	1,867	11	11
Underwriting profit	$401	$140	$731	186	(81)

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	58.4%	60.2%	56.0%	(1.8)	4.2
Current accident year catastrophe losses	9.3	10.2	9.1	(0.9)	1.1
Prior accident years before catastrophe losses	(2.2)	(1.3)	(5.9)	(0.9)	4.6
Prior accident years catastrophe losses	(0.6)	(1.0)	(1.1)	0.4	0.1
Loss and loss expenses	64.9	68.1	58.1	(3.2)	10.0
Underwriting expenses	30.0	30.0	30.2	0.0	(0.2)
Combined ratio	94.9%	98.1%	88.3%	(3.2)	9.8

Combined ratio:	94.9%	98.1%	88.3%	(3.2)	9.8
Contribution from catastrophe losses and prior years reserve development	6.5	7.9	2.1	(1.4)	5.8
Combined ratio before catastrophe losses and prior years reserve development	88.4%	90.2%	86.2%	(1.8)	4.0

Performance highlights for consolidated property casualty operations include:
•Premiums – Agency renewal written premiums rose $596 million or 11% in 2023 and continued to contribute to growth in earned premiums and net written premiums that rose in each of our property casualty insurance segments. The renewal premium increase was largely due to average renewal price increases and a higher level of insured exposures. Price increases with enhanced precision continue to benefit operating results.
New business written premiums produced through agencies increased $145 million in 2023, compared with 2022. Agents appointed during 2023 or 2022 produced a 2023 increase in standard lines new business of $65 million.
Cincinnati Financial Corporation - 2023 10-K - Page 62

Growth initiatives also favorably affect growth in subsequent years, particularly as newer agency relationships mature over time.
Cincinnati Re produced $558 million of 2023 net written premiums and had a negative contribution of $27 million to growth in other written premiums, compared with 2022. Cincinnati Re assumes risks through reinsurance treaties and in some cases cedes part of the risk and related premiums to one or more unaffiliated reinsurance companies through transactions known as retrocessions. In 2023, earned premiums for Cincinnati Re totaled $529 million.
Cincinnati Global had a positive contribution to the increase in other written premiums. Net written premiums were $280 million in 2023, and contributed $50 million of the growth in other written premiums, compared with 2022. In 2023, earned premiums for Cincinnati Global totaled $266 million.
Other written premiums also include premiums ceded to reinsurers as part of our ceded reinsurance program. An increase in ceded premiums, other than Cincinnati Re and Cincinnati Global premiums, reduced net written premium growth by $18 million in 2023.
The table below analyzes premium revenue components and trends.

(Dollars in millions)	Years ended December 31,			2023-2022	2022-2021
	2023	2022	2021	Change %	Change %
Agency renewal written premiums	$6,261	$5,665	$5,091	11	11
Agency new business written premiums	1,177	1,032	897	14	15
Other written premiums	608	610	491	0	24
Net written premiums	8,046	7,307	6,479	10	13
Unearned premium change	(401)	(383)	(295)	(5)	(30)
Earned premiums	$7,645	$6,924	$6,184	10	12

•Combined ratio – The combined ratio improved by 3.2 percentage points in 2023, compared with 2022, including a 0.5 percentage-point decrease in the ratio for catastrophe losses. The 2023 ratio for current accident year losses and loss expenses before catastrophes decreased by 1.8 percentage points. That ratio improvement included an increase of 1.9 points for the IBNR portion and a decrease of 3.7 points for the case incurred portion. Price increases and other underwriting efforts have helped to offset losses that have elevated significantly since 2021 due to inflation effects discussed below, as earned premiums in 2023 grew faster than those losses and loss expenses. The remainder of the 2023 combined ratio improvement included 0.9 percentage points more benefit in the ratio for prior accident year losses and loss expenses before catastrophes. We further discuss ratios related to reserve development in the sections that follow the Catastrophe Losses Incurred table below.
Elevated inflation since 2021 has resulted in higher losses and loss expenses as costs have increased significantly to repair damaged autos or other property that we insure. We also experienced higher losses for liability coverages for some of our lines of business. Higher losses and loss expenses for various lines of business reflect increased uncertainty of estimated ultimate losses. Until longer-term paid loss cost trends become more clear, we intend to remain prudent in reserving for estimated ultimate losses. We believe future property casualty underwriting results will continue to benefit from price increases and our ongoing initiatives to improve pricing precision and loss experience related to claims and loss control practices.
Our statutory combined ratio was 94.6% in 2023 compared with 97.7% in 2022 and 87.9% in 2021. The estimated statutory combined ratio for the property casualty industry, with the industry’s ratio excluding its mortgage and financial guaranty lines of business and based on industry data reported through the first nine months of 2023, was 103.4% in 2023, 104.0% in 2022 and 100.0% in 2021. The contribution of catastrophe losses to our statutory combined ratio was 8.8 percentage points in 2023, 8.9 percentage points in 2022 and 7.6 percentage points in 2021, compared with industry estimates of 9.8, 6.8 and 7.4 percentage points, respectively, with 2023 representing industry data reported through the first nine months of 2023. Components of the combined ratio are discussed below.
Catastrophe loss trends are an important factor in assessing trends for overall underwriting results. Our 10-year historical annual average contribution of catastrophe losses to the combined ratio was 7.7 percentage points at December 31, 2023. Our five-year average was 8.8 percentage points.

Cincinnati Financial Corporation - 2023 10-K - Page 63

Effective June 1, 2023, we restructured our reinsurance program for Cincinnati Re that included property catastrophe excess of loss coverage. The restructured treaties are for a period of one year and provide $40 million of coverage for various combinations of occurrences for business written in North America on a direct basis and by Cincinnati Re. Cincinnati Global catastrophe losses are not applicable to the treaty. There is a per occurrence limit of $20 million for Cincinnati Re catastrophe losses in excess of $80 million per event. The remaining coverage is for business written by Cincinnati Re and on a direct basis that applies to catastrophe losses in excess of $600 million per event. During 2023, there was no recovery from reinsurers for losses pertaining to these treaties.

The following table shows catastrophe losses incurred for the past two calendar years, net of reinsurance, as well as the effect of loss development on prior period catastrophe reserves. We individually list declared catastrophe events for which our incurred losses reached or exceeded $25 million.

Catastrophe Losses Incurred

(Dollars in millions, net of reinsurance)					Excess and surplus lines
			Commercial lines	Personal lines
Dates	Events	Regions				Other	Total
2023
Mar. 1-4	Flood, Lightning, Wind	Midwest, Northeast, South	$25	$26	$1	$2	$54
Mar. 23-28	Flood, Lightning, Wind	Midwest, Northeast, South	21	23	—	—	44
Mar. 30 - Apr. 1	Flood, Lightning, Wind	Midwest, Northeast, South	58	31	—	—	89
Apr. 3-7	Flood, Lightning, Wind	Midwest, Northeast, South	12	33	—	—	45
May 2-9	Flood, Lightning, Wind	Midwest, South	22	7	—	—	29
Jun. 21-27	Flood, Lightning, Wind	Midwest, Northeast, South, West	21	18	—	—	39
Jun. 28 - Jul. 4	Flood, Lightning, Wind	Midwest, Northeast, South, West	9	16	—	—	25
Dec. 9-11	Flood, Lightning, Wind	Northeast, South	23	14	—	—	37
All other 2023 catastrophes			125	184	3	36	348
Development on 2022 and prior catastrophes			(11)	(44)	—	8	(47)
Calendar year incurred total			$305	$308	$4	$46	$663

2022
Jun. 11-17	Flood, Hail, Wind	Midwest, Northeast, South	$18	$18	$—	$—	$36
Sep. 27 - Oct. 1	Flood, Hail, Wind	South (Ian)	28	42	—	133	203
Dec. 21-31	Flood, Freeze, Ice, Snow, Wind	Midwest, Northeast, South, West	110	46	2	3	161
All other 2022 catastrophes			151	130	3	20	304
Development on 2021 and prior catastrophes			(23)	(44)	(1)	(4)	(72)
Calendar year incurred total			$284	$192	$4	$152	$632

Cincinnati Financial Corporation - 2023 10-K - Page 64

Consolidated Property Casualty Insurance Loss and Loss Expenses
Loss and loss expenses include both net paid losses and reserve changes for unpaid losses as well as the associated loss expenses. For all property casualty lines of business in aggregate, net loss and loss expense reserves at December 31, 2023, were $682 million higher than at year-end 2022, including $634 million for incurred but not reported (IBNR) reserves. The $682 million reserve increase raised year-end 2022 net loss and loss expense reserves by 9%, compared with a 10% increase in 2023 earned premiums.

Most of the incurred losses and loss expenses shown in the consolidated property casualty insurance results three-year highlights table are for the respective current accident years, with reserve development on prior accident years shown separately. Since less than half of our consolidated property casualty current accident year incurred losses and loss expenses represents net paid amounts, the majority represents reserves for our estimate of ultimate losses and loss expenses. These reserves develop over time, and we re-estimate previously reported reserves as we learn more about the development of the related claims. The table below illustrates that development. For example, the 70.4% accident year 2022 loss and loss expense ratio reported as of December 31, 2022, developed favorably by 2.0 percentage points to 68.4% due to claims settling for less than previously estimated, or due to updated reserve estimates for unpaid claims, as of December 31, 2023. Accident years 2022 and 2021 have both developed favorably, as indicated by the progression over time for the ratios in the table.

(Dollars in millions)
Accident year loss and loss expenses incurred and ratios to earned premiums:
Accident year:	2023	2022	2021	2023	2022	2021
as of December 31, 2023	$5,173	$4,737	$3,906	67.7%	68.4%	63.2%
as of December 31, 2022		4,875	3,928		70.4	63.5
as of December 31, 2021			4,024			65.1

Catastrophe loss trends, discussed above, accounted for some of the movement in the current accident year loss and loss expense ratio for 2023, compared with 2022. Catastrophe losses added 9.3 percentage points in 2023, 10.2 points in 2022 and 9.1 points in 2021 to the respective consolidated property casualty current accident year loss and loss expense ratios in the table above.

The 58.4% ratio for current accident year loss and loss expenses before catastrophe losses for 2023 decreased 1.8 percentage points compared with the 60.2% accident year 2022 ratio measured as of December 31, 2022. The decrease included a 0.3 percentage-point decrease in the ratio for current accident year losses of $2 million or more per claim, shown in the table below.

Reserve development on prior accident years continued to net to a favorable amount in 2023, and was primarily due to less-than-anticipated loss emergence on known claims. We recognized $215 million of favorable development in 2023, compared with $159 million in 2022 and $428 million in 2021. Of the $56 million increase in 2023, compared with 2022, $45 million was attributable to our commercial auto and personal auto lines of business. Approximately 80% of our net favorable reserve development on prior accident years recognized during 2023 occurred in our workers' compensation, commercial property and homeowner lines of business. In 2022, our workers' compensation and homeowner lines of business were responsible for approximately 74% of the favorable reserve development. As discussed in Liquidity and Capital Resources, Property Casualty Loss and Loss Expense Obligations and Reserves, Property Casualty Insurance Development of Estimated Reserves by Accident Year, commercial casualty and workers' compensation are considered long-tail lines with the potential for revisions inherent in estimating reserves. Favorable development recognized during 2021 was primarily from our commercial casualty, commercial property and workers’ compensation lines of business. Development by accident year is further discussed in Liquidity and Capital Resources, Property Casualty Insurance Development of Estimated Reserves by Accident Year.

Cincinnati Financial Corporation - 2023 10-K - Page 65

Consolidated Property Casualty Insurance Losses by Size

(Dollars in millions, net of reinsurance)	Years ended December 31,			2023-2022	2022-2021
	2023	2022	2021	Change %	Change %
Current accident year losses greater than $5,000,000	$141	$143	$112	(1)	28
Current accident year losses $2,000,000-$5,000,000	144	135	97	7	39
Large loss prior accident year reserve development	94	30	77	213	(61)
Total large losses incurred	379	308	286	23	8
Losses incurred but not reported	596	377	(19)	58	nm
Other losses excluding catastrophe losses	2,571	2,737	2,240	(6)	22
Catastrophe losses	634	612	472	4	30
Total losses incurred	$4,180	$4,034	$2,979	4	35

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year losses greater than $5,000,000	1.9%	2.1%	1.8%	(0.2)	0.3
Current accident year losses $2,000,000-$5,000,000	1.9	2.0	1.6	(0.1)	0.4
Large loss prior accident year reserve development	1.2	0.4	1.2	0.8	(0.8)
Total large loss ratio	5.0	4.5	4.6	0.5	(0.1)
Losses incurred but not reported	7.8	5.5	(0.3)	2.3	5.8
Other losses excluding catastrophe losses	33.6	39.5	36.3	(5.9)	3.2
Catastrophe losses	8.3	8.8	7.6	(0.5)	1.2
Total loss ratio	54.7%	58.3%	48.2%	(3.6)	10.1

In 2023, total large losses incurred increased by $71 million, or 23%, net of reinsurance, primarily due to an increase for our commercial lines insurance segment. The corresponding 2023 ratio increased 0.5 percentage points, compared with 2022. The large loss data included in the table above does not include Cincinnati Re and Cincinnati Global. Our analysis of large losses incurred indicated no unexpected concentration of these losses and reserve increases by geographic region, policy inception, agency or field marketing territory. We believe the inherent volatility of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the volatility in addition to general inflationary trends in loss costs.

Cincinnati Financial Corporation - 2023 10-K - Page 66

Consolidated Property Casualty Insurance Underwriting Expenses

(Dollars in millions)	Years ended December 31,			2023-2022	2022-2021
	2023	2022	2021	Change %	Change %
Commission expenses	$1,438	$1,319	$1,168	9	13
Other underwriting expenses	854	753	694	13	9
Policyholder dividends	5	6	5	(17)	20
Total underwriting expenses	$2,297	$2,078	$1,867	11	11

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Commission expenses	18.8%	19.1%	18.9%	(0.3)	0.2
Other underwriting expenses	11.1	10.8	11.2	0.3	(0.4)
Policyholder dividends	0.1	0.1	0.1	0.0	0.0
Total underwriting expense ratio	30.0%	30.0%	30.2%	0.0	(0.2)

Consolidated property casualty commission expenses rose $119 million, or 9%, in 2023, with profit-sharing commissions for agencies increasing by $10 million. The 2023 ratio of commission expenses as a percent of earned premiums decreased by 0.3 percentage points, compared with 2022. The 2023 ratio for other underwriting expenses increased by 0.3 percentage points, compared with 2022. Earned premiums rose at a slower pace than other underwriting expenses during 2023, and we continued to carefully manage expenses while also making strategic investments that include enhancement of underwriting expertise.

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

Cincinnati Financial Corporation - 2023 10-K - Page 67

Commercial Lines Insurance Results

Overview – Three-Year Highlights

(Dollars in millions)	Years ended December 31,			2023-2022	2022-2021
	2023	2022	2021	Change %	Change %
Earned premiums	$4,264	$4,024	$3,674	6	10
Fee revenues	4	4	4	0	0
Total revenues	4,268	4,028	3,678	6	10
Loss and loss expenses from:
Current accident year before catastrophe losses	2,594	2,530	2,125	3	19
Current accident year catastrophe losses	316	307	168	3	83
Prior accident years before catastrophe losses	(112)	(53)	(309)	(111)	83
Prior accident years catastrophe losses	(11)	(23)	(44)	52	48
Loss and loss expenses	2,787	2,761	1,940	1	42
Underwriting expenses	1,313	1,229	1,140	7	8
Underwriting profit	$168	$38	$598	342	(94)
Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	60.8%	62.9%	57.8%	(2.1)	5.1
Current accident year catastrophe losses	7.4	7.6	4.6	(0.2)	3.0
Prior accident years before catastrophe losses	(2.6)	(1.3)	(8.4)	(1.3)	7.1
Prior accident years catastrophe losses	(0.2)	(0.6)	(1.2)	0.4	0.6
Loss and loss expenses	65.4	68.6	52.8	(3.2)	15.8
Underwriting expenses	30.8	30.6	31.0	0.2	(0.4)
Combined ratio	96.2%	99.2%	83.8%	(3.0)	15.4

Combined ratio:	96.2%	99.2%	83.8%	(3.0)	15.4
Contribution from catastrophe losses and prior years reserve development	4.6	5.7	(5.0)	(1.1)	10.7
Combined ratio before catastrophe losses and prior years reserve development	91.6%	93.5%	88.8%	(1.9)	4.7

Performance highlights for the commercial lines insurance segment include:
•Premiums – Earned premiums and net written premiums rose in 2023, including a $204 million, or 6%, increase in renewal written premiums that continued to include higher average pricing and a higher level of insured exposures. New business written premiums in 2023 decreased $16 million, or 3%, compared with 2022, reflecting pricing discipline in a highly competitive environment.
•Combined ratio – The 2023 combined ratio improved by 3.0 percentage points compared with 2022, despite a 0.2 percentage-point increase in the ratio component for catastrophe losses. Development on prior accident years loss and loss expense reserves before catastrophes during 2023 was 1.3 percentage points more favorable than in 2022. The 2023 combined ratio also improved by 2.1 points due to a lower ratio for current accident year loss and loss expenses before catastrophe losses, compared with 2022. That ratio improvement included an increase of 2.4 points for the IBNR portion and a decrease of 4.5 points for the case incurred portion. Price increases and other underwriting actions have helped offset losses that have elevated significantly since 2021 due to inflation effects, as earned premiums in 2023 grew faster than those losses and loss expenses.
When estimating the ultimate cost of total loss and loss expenses, we consider many factors, including trends for inflation, historical paid and reported losses, large loss activity and other data or information for the industry or our company. Elevated inflation since 2021 has resulted in higher losses and loss expenses as costs have increased significantly to repair damaged business property or autos that we insure, in addition to higher losses for liability coverages for some of our lines of business. Due to increased uncertainty regarding ultimate losses, we intend to remain prudent in reserving for estimated ultimate losses until longer-term loss cost trends become more clear.
Cincinnati Financial Corporation - 2023 10-K - Page 68

Commercial umbrella coverages are part of our commercial casualty line of business that help protect businesses against liability from occurrences such as accidents or injuries. Following a significantly unfavorable effect on our 2022 ratios for losses and expenses, commercial umbrella contributed a favorable decrease of approximately 2.2 percentage points to the commercial lines segment 2023 ratio for loss and loss expenses decrease of 3.2% shown in the table above. Incurred losses and loss expenses for commercial umbrella coverages of $346 million in 2023 decreased $70 million, or 17%, compared with 2022, including an increase in net paid losses of $7 million. The $70 million decrease in losses and loss expenses included a decrease of $39 million or 24% for the IBNR portion, while earned premiums of $502 million increased 1%. The estimated combined ratio for commercial umbrella for 2023 was 98%, compared with an estimated 112% for 2022, and its 2023 earned premiums represented approximately 34% of our commercial casualty premiums. Severe losses from commercial auto accidents were the primary source of our commercial umbrella claims during 2023 and also in recent years.
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
Our commercial lines statutory combined ratio was 95.6% in 2023, compared with 98.5% in 2022 and 83.2% in 2021. The contribution of catastrophe losses to our commercial lines statutory combined ratio was 7.2 percentage points in 2023, 7.0 percentage points in 2022 and 3.4 percentage points in 2021.

Commercial Lines Insurance Premiums

(Dollars in millions)	Years ended December 31,			2023-2022	2022-2021
	2023	2022	2021	Change %	Change %
Agency renewal written premiums	$3,876	$3,672	$3,334	6	10
Agency new business written premiums	584	600	571	(3)	5
Other written premiums	(124)	(113)	(94)	(10)	(20)
Net written premiums	4,336	4,159	3,811	4	9
Unearned premium change	(72)	(135)	(137)	47	1
Earned premiums	$4,264	$4,024	$3,674	6	10

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

Our 6% increase in 2023 agency renewal written premiums included higher average pricing. We measure average changes in commercial lines renewal pricing as the rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies. In 2023, our standard commercial lines policies averaged an estimated pricing change at a percentage near the low end of the high-single-digit range. Our average commercial lines pricing change includes the flat pricing effect of certain coverages within package policies written for a three-year term that were in force but did not expire during the period being measured. Therefore, the average commercial lines pricing change we report reflects a blend of policies that did not expire and other policies that did expire during the measurement period.

Cincinnati Financial Corporation - 2023 10-K - Page 69

For only those commercial lines policies that did expire and were then renewed during 2023, we estimate that the average price increase was at a percentage in the high-single-digit range. During 2023, we continued to further segment our commercial lines policies, emphasizing identification and retention of policies we believed had relatively stronger price adequacy. Conversely, we continued to seek more aggressive renewal terms and conditions on policies we believed had relatively weaker pricing, in turn retaining fewer of those policies.

Our 2023 increase of 6% for the commercial lines segment's agency renewal written premiums also included a higher level of insured exposures, in addition to other factors such as changes in policy retention rates or changes in mix of business that can cause variation in average premiums per policy. Part of the insured exposure increase reflects our response to inflation effects that increase the cost of building materials to repair damaged commercial structures. We use building valuation software to automate much of that underwriting process and may also manually adjust premiums to reflect property costs.

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

Premiums resulting from audits of actual sales or payrolls that confirmed or adjusted initial premium estimates are part of net written premiums and earned premiums. The contribution to our commercial lines earned premiums was $157 million, $127 million and $47 million in 2023, 2022 and 2021, respectively. The contribution on a net written premium basis was $136 million, $101 million and $44 million in 2023, 2022 and 2021, respectively. These net written premium amounts are included with agency renewal written premiums in the Commercial Lines Insurance Premiums table above.

In 2023, our commercial lines new business premiums written by our agencies decreased $16 million, or 3%, compared with 2022, reflecting pricing discipline in a highly competitive environment. New business premium volume in recent years has been significantly influenced by new agency appointments. Agencies appointed since the beginning of 2022 produced commercial lines new business written premiums of $47 million, in aggregate, during 2023, up $34 million from what they produced during 2022. All other agencies contributed the remaining $537 million, down $50 million from the $587 million they produced in 2022.

For new business, our field associates are frequently meeting with our agents to: help judge the quality of each account; emphasize the Cincinnati value proposition; call on sales prospects with those agents; and provide appropriate quotes after carefully evaluating risk exposures. Some of our new business comes from accounts that are not new to the agent. We believe these seasoned accounts tend to be priced more accurately than business that is new to us and the agency. As we appoint new agencies who choose to move accounts to us, we report these accounts as new business to us.

Other written premiums primarily consist of premiums that are ceded to reinsurers and lower our net written premiums. An increase in ceded premiums reduced net written premium growth by $11 million in 2023.

Cincinnati Financial Corporation - 2023 10-K - Page 70

Commercial Lines Insurance Loss and Loss Expenses
Loss and loss expenses include both net paid losses and reserve changes for unpaid losses as well as the associated loss expenses. Most of the incurred losses and loss expenses shown in the commercial lines insurance segment three-year highlights table are for the respective current accident years, with reserve development on prior accident years shown separately. Since less than half of our commercial lines insurance segment current accident year incurred losses and loss expenses represents net paid amounts, the majority represents reserves for our estimate of ultimate losses and loss expenses. These reserves develop over time, and we re-estimate previously reported reserves as we learn more about development on the related claims. The table below illustrates that development. For example, the 70.5% accident year 2022 loss and loss expense ratio reported as of December 31, 2022, developed favorably by 1.7 percentage points to 68.8% due to claims settling for less than previously estimated, or due to updates to reserve estimates for unpaid claims, as of December 31, 2023. Accident years 2022 and 2021 for the commercial lines insurance segment have both developed favorably, as indicated by the progression over time of the ratios in the table.

(Dollars in millions)
Accident year loss and loss expenses incurred and ratios to earned premiums:
Accident year:	2023	2022	2021	2023	2022	2021
as of December 31, 2023	$2,910	$2,769	$2,204	68.2%	68.8%	60.0%
as of December 31, 2022		2,837	2,234		70.5	60.8
as of December 31, 2021			2,293			62.4

Catastrophe losses, as discussed in Consolidated Property Casualty Insurance Results, explain some of the movement in the current accident year loss and loss expense ratio for accident year 2023, compared with 2022. Catastrophe losses added 7.4 percentage points in 2023, 7.6 points in 2022 and 4.6 points in 2021 to the respective commercial lines current accident year loss and loss expense ratios in the table above.

The 60.8% ratio for current accident year loss and loss expenses before catastrophe losses for 2023 decreased 2.1 percentage points compared with the 62.9% accident year 2022 ratio measured as of December 31, 2022. The decrease included an increase in large losses incurred, described below including a table with corresponding ratios for new losses above $2 million, with a 0.2 percentage-point decrease in the 2023 ratio. Other contributions to the ratio decrease of 2.1 percentage points included inflation effects that were offset by the favorable impact from various initiatives, such as those to improve pricing precision, risk selection and loss experience related to claims and loss control practices.

Commercial lines reserve development on prior accident years of $123 million in 2023 continued to net to a favorable amount and provided a larger benefit than the $76 million recognized in 2022. The $47 million net increase in 2023, compared with 2022, included $28 million and $11 million from our commercial auto and commercial property lines of business, respectively. Most of our commercial lines net favorable reserve development on prior accident years recognized during 2023 occurred in our workers’ compensation and commercial property lines of business. Favorable development recognized during 2022 was mostly from our workers’ compensation and commercial property lines of business and during 2021 it was mostly from our commercial casualty, commercial property and workers' compensation lines of business. As discussed in Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, stable historical paid loss patterns are a key assumption used to make projections necessary for estimating IBNR reserves. Development by accident year and other trends for commercial lines loss and loss expenses and the related ratios are further discussed in Liquidity and Capital Resources, Property Casualty Insurance Development of Estimated Reserves by Accident Year.

Cincinnati Financial Corporation - 2023 10-K - Page 71

Commercial Lines Insurance Losses by Size

(Dollars in millions, net of reinsurance)	Years ended December 31,			2023-2022	2022-2021
	2023	2022	2021	Change %	Change %
Current accident year losses greater than $5,000,000	$109	$95	$97	15	(2)
Current accident year losses $2,000,000-$5,000,000	99	103	76	(4)	36
Large loss prior accident year reserve development	89	26	82	242	(68)
Total large losses incurred	297	224	255	33	(12)
Losses incurred but not reported	328	304	(83)	8	nm
Other losses excluding catastrophe losses	1,393	1,535	1,254	(9)	22
Catastrophe losses	291	275	116	6	137
Total losses incurred	$2,309	$2,338	$1,542	(1)	52

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year losses greater than $5,000,000	2.5%	2.4%	2.6%	0.1	(0.2)
Current accident year losses $2,000,000-$5,000,000	2.3	2.6	2.1	(0.3)	0.5
Large loss prior accident year reserve development	2.1	0.6	2.2	1.5	(1.6)
Total large loss ratio	6.9	5.6	6.9	1.3	(1.3)
Losses incurred but not reported	7.7	7.6	(2.3)	0.1	9.9
Other losses excluding catastrophe losses	32.7	38.1	34.2	(5.4)	3.9
Catastrophe losses	6.8	6.8	3.2	0.0	3.6
Total loss ratio	54.1%	58.1%	42.0%	(4.0)	16.1

In 2023, total large losses incurred increased by $73 million, or 33%, net of reinsurance. The corresponding 2023 ratio increased 1.3 percentage points, compared with 2022. The 2023 increase on a dollar basis was primarily due to an increase of $71 million for our commercial property line of business. In 2022, total large losses incurred and the corresponding ratio were lower than in 2021, largely due to lower amounts of large losses for our workers' compensation and commercial property lines of business. Our analysis indicated no unexpected concentration of these losses and reserve increases by geographic region, policy inception, agency or field marketing territory. We believe the inherent volatility of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the volatility in addition to general inflationary trends in loss costs.

Commercial Lines Insurance Underwriting Expenses

(Dollars in millions)	Years ended December 31,			2023-2022	2022-2021
	2023	2022	2021	Change %	Change %
Commission expenses	$780	$741	$684	5	8
Other underwriting expenses	528	482	451	10	7
Policyholder dividends	5	6	5	(17)	20
Total underwriting expenses	$1,313	$1,229	$1,140	7	8
Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Commission expenses	18.3%	18.4%	18.6%	(0.1)	(0.2)
Other underwriting expenses	12.4	12.0	12.2	0.4	(0.2)
Policyholder dividends	0.1	0.2	0.2	(0.1)	0.0
Total underwriting expense ratio	30.8%	30.6%	31.0%	0.2	(0.4)

Commercial lines commission expenses as a percent of earned premiums decreased slightly in 2023, compared with 2022. The ratio for 2022 decreased compared with 2021, reflecting a decrease in the ratio for profit-sharing commissions for agencies. In 2023, other underwriting expenses as a percent of earned premiums increased, compared with 2022, as earned premiums rose at a slower pace than other underwriting expenses. In 2022, other underwriting expenses as a percent of earned premiums decreased, compared with 2021, reflecting ongoing expense management efforts and premium growth outpacing growth in expenses.
Cincinnati Financial Corporation - 2023 10-K - Page 72

Commercial Lines Insurance Outlook
Renewal and new business pricing for commercial risks continues to experience significant inflationary and competitive pressure, and we continue to respond with enhanced pricing analytics and careful risk selection. Despite challenging market conditions, we believe we can successfully manage our business and execute strategic initiatives to offset market pressures and profitably grow our commercial lines insurance segment.

We intend to grow our commercial lines segment through additional agency appointments, expansion of our local field presence, enhanced expertise and product expansion that meets the needs of an even larger percentage of our agencies' total commercial portfolio. Our goal is to provide flexibility in our process so that we can deliver an industry-leading agency experience to all of our agents as we work to be the first and last solution when they are considering business placement.

We intend to keep marketing our products to a broad range of business classes with a total account approach, while also continuing improvement of our pricing precision and further segmentation among commercial lines policies. Underwriters continue to emphasize underwriting discipline and careful management of rate levels as well as our programs that seek to accurately match exposures with appropriate premiums. We work to evaluate each risk on a policy-by-policy basis, making decisions about rates, terms and conditions based on each account’s individual characteristics. We believe that our initiatives to improve pricing precision and lower loss costs will continue to benefit commercial lines profitability during 2024, and that recent-year premium growth initiatives will produce profitable commercial lines premium growth.

Cincinnati Financial Corporation - 2023 10-K - Page 73

Personal Lines Insurance Results

Overview – Three-Year Highlights

(Dollars in millions)	Years ended December 31,			2023-2022	2022-2021
	2023	2022	2021	Change %	Change %
Earned premiums	$2,044	$1,689	$1,542	21	10
Fee revenues	4	4	4	0	0
Total revenues	2,048	1,693	1,546	21	10
Loss and loss expenses from:
Current accident year before catastrophe losses	1,154	991	824	16	20
Current accident year catastrophe losses	352	236	218	49	8
Prior accident years before catastrophe losses	(20)	(17)	(43)	(18)	60
Prior accident years catastrophe losses	(44)	(44)	(7)	0	(529)
Loss and loss expenses	1,442	1,166	992	24	18
Underwriting expenses	610	509	457	20	11
Underwriting profit (loss)	$(4)	$18	$97	nm	(81)

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	56.4%	58.7%	53.4%	(2.3)	5.3
Current accident year catastrophe losses	17.3	14.0	14.2	3.3	(0.2)
Prior accident years before catastrophe losses	(1.0)	(1.0)	(2.8)	0.0	1.8
Prior accident years catastrophe losses	(2.2)	(2.6)	(0.5)	0.4	(2.1)
Loss and loss expenses	70.5	69.1	64.3	1.4	4.8
Underwriting expenses	29.9	30.1	29.7	(0.2)	0.4
Combined ratio	100.4%	99.2%	94.0%	1.2	5.2

Combined ratio:	100.4%	99.2%	94.0%	1.2	5.2
Contribution from catastrophe losses and prior years reserve development	14.1	10.4	10.9	3.7	(0.5)
Combined ratio before catastrophe losses and prior years reserve development	86.3%	88.8%	83.1%	(2.5)	5.7

Performance highlights for the personal lines insurance segment include:
•Premiums – Earned premiums and net written premiums continued to grow in 2023, due to increases in new business written premiums and renewal written premiums that included higher average pricing and a higher level of insured exposures. Renewal written premiums rose $356 million, or 22%, in 2023, compared with 2022, while new business written premiums rose $120 million, or 41%. Cincinnati Private ClientSM net written premiums, included in the personal lines insurance segment, rose $338 million, or 37%, to approximately $1.257 billion in 2023, representing 54.6% of the segment's 2023 net written premiums. Cincinnati Private Client net written premiums included excess and surplus lines homeowner policies with premiums totaling $109 million in 2023 and $63 million in 2022.
•Combined ratio – The 2023 combined ratio increased by 1.2 percentage points, compared with 2022, including a 3.7 percentage-point increase in the ratio for catastrophe losses. Development on prior accident years’ loss and loss expense reserves before catastrophes during 2023 matched 2022. The 2023 combined ratio improved by 2.3 points due to a lower ratio for current accident year loss and loss expenses before catastrophe losses, compared with 2022. That ratio improvement included an increase of 2.2 points for the IBNR portion and a decrease of 4.5 points for the case incurred portion. Price increases and other underwriting efforts have helped to offset losses that have elevated significantly since 2021 due to inflation effects, as earned premiums in 2023 grew faster than those losses and loss expenses.
When estimating the ultimate cost of total loss and loss expenses, we consider many factors, including trends for inflation, historical paid and reported losses, large loss activity and other data or information for the industry or our company. Elevated inflation since 2021 has resulted in higher losses and loss expenses as costs have increased
Cincinnati Financial Corporation - 2023 10-K - Page 74

significantly to repair damaged autos or homes that we insure, in addition to higher losses for liability coverages for some of our lines of business. Due to increased uncertainty regarding ultimate losses, we intend to remain prudent in reserving for estimated ultimate losses until longer-term loss cost trends become more clear.
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
Our personal lines statutory combined ratio was 98.3% in 2023, compared with 97.7% in 2022 and 93.5% in 2021. The contribution of catastrophe losses to our personal lines statutory combined ratio was 15.1 percentage points in 2023, 11.4 percentage points in 2022 and 13.7 percentage points in 2021.

Personal Lines Insurance Premiums

(Dollars in millions)	Years ended December 31,			2023-2022	2022-2021
	2023	2022	2021	Change %	Change %
Agency renewal written premiums	$1,957	$1,601	$1,434	22	12
Agency new business written premiums	416	296	202	41	47
Other written premiums	(71)	(66)	(42)	(8)	(57)
Net written premiums	2,302	1,831	1,594	26	15
Unearned premium change	(258)	(142)	(52)	(82)	(173)
Earned premiums	$2,044	$1,689	$1,542	21	10

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

The 22% increase in agency renewal written premiums in 2023 included the effect of various rate changes. We estimate that premium rates for our personal auto line of business increased at an average of approximately 10% during 2023, with some individual policies experiencing lower or higher rate changes based on enhanced pricing precision enabled by predictive models that consider characteristics of specific risks. For our homeowner line of business, we estimate that rate increases during 2023 averaged near the high end of the mid-single-digit range. Similar to our personal auto line of business, that average varied widely by state, and some individual policies experienced lower or higher rate changes based on pricing precision and current rate level indications that helped determine appropriate premium rates.

The 22% increase in agency renewal written premiums in 2023 also included a higher level of insured exposures and other factors such as changes in policy deductibles or mix of business. Part of the insured exposure increase reflects our response to inflation effects that increase the cost of building materials to repair damaged homes.

Personal lines new business written premiums grew by $120 million, or 41%, during 2023, compared with 2022, including approximately $42 million from Cincinnati Private Client policies and $78 million from middle-market policies. We believe we maintained underwriting and pricing discipline across all personal lines markets as we expanded use of enhanced pricing precision tools. Some of what we report as new business came from accounts that were not new to our agents. We believe our agents’ seasoned accounts tend to be priced more accurately than business that may be less familiar to them.

Other written premiums primarily consist of premiums that are ceded to reinsurers and lower our net written premiums. An increase in ceded premiums reduced net written premium growth by $8 million in 2023.

Cincinnati Financial Corporation - 2023 10-K - Page 75

Personal Lines Insurance Loss and Loss Expenses
Loss and loss expenses include both net paid losses and reserve changes for unpaid losses as well as the associated loss expenses. Most of the incurred losses and loss expenses shown in the personal lines insurance segment three-year highlights table are for the respective current accident years, with reserve development on prior accident years shown separately. Since approximately two-thirds of our personal lines current accident year incurred losses and loss expenses represent net paid amounts, the remaining one-third represents reserves for our estimate of ultimate losses and loss expenses. These reserves develop over time, and we re-estimate previously reported reserves as we learn more about the development on the related claims. The table below illustrates that development. For example, the 72.7% accident year 2022 loss and loss expense ratio reported as of December 31, 2022, developed favorably by 2.7 percentage points to 70.0% due to claims settling for less than previously estimated, or due to updated reserve estimates for unpaid claims, as of December 31, 2023. Accident years 2022 and 2021 for the personal lines insurance segment have both developed favorably, as indicated by the progression over time for the ratios in the table.

(Dollars in millions)
Accident year loss and loss expenses incurred and ratios to earned premiums:
Accident year:	2023	2022	2021	2023	2022	2021
as of December 31, 2023	$1,506	$1,182	$986	73.7%	70.0%	63.9%
as of December 31, 2022		1,227	990		72.7	64.2
as of December 31, 2021			1,042			67.6

Catastrophe losses, as discussed in Consolidated Property Casualty Insurance Results, explain some of the movement in the current accident year loss and loss expense ratio for accident year 2023, compared with accident year 2022. Catastrophe losses added 17.3 percentage points in 2023, 14.0 points in 2022 and 14.2 points in 2021 to the respective personal lines current accident year loss and loss expense ratios in the table above. Personal lines catastrophe losses for 2023 resulted in a ratio higher than our 10.6% 10-year annual average for personal lines. Personal lines catastrophe losses are inherently volatile, as discussed above and in Consolidated Property Casualty Insurance Results.

The 56.4% ratio for current accident year loss and loss expenses before catastrophe losses for 2023 decreased 2.3 percentage points compared with the 58.7% accident year 2022 ratio measured as of December 31, 2022. The decrease included a decrease in large losses incurred, described below, and the corresponding ratios for new losses above $2 million, with a 0.8 percentage-point decrease in the 2023 ratio. Other contributions included inflation effects that were offset by the favorable impact from various initiatives, such as those to improve pricing precision, risk selection and loss experience related to claims and loss control practices.

Personal lines loss and loss expense reserve development on prior accident years recognized in 2023 was favorable by $64 million, in aggregate, compared with $61 million in 2022. The 2023 net favorable reserve development included $53 million for our homeowner line of business and $15 million for our personal auto line of business. The 2022 net favorable reserve development included $54 million for our homeowner line of business. As discussed in Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, stable historical paid loss patterns are a key assumption used to make projections necessary for estimating IBNR reserves. Development by accident year and other trends for personal lines loss and loss expenses and the related ratios are further discussed in Liquidity and Capital Resources, Property Casualty Insurance Development of Estimated Reserves by Accident Year.

Cincinnati Financial Corporation - 2023 10-K - Page 76

Personal Lines Insurance Losses by Size

(Dollars in millions, net of reinsurance)	Years ended December 31,			2023-2022	2022-2021
	2023	2022	2021	Change %	Change %
Current accident year losses greater than $5,000,000	$32	$48	$15	(33)	220
Current accident year losses $2,000,000-$5,000,000	45	30	21	50	43
Large loss prior accident year reserve development	7	4	(5)	75	nm
Total large losses incurred	84	82	31	2	165
Losses incurred but not reported	65	5	11	nm	(55)
Other losses excluding catastrophe losses	809	738	624	10	18
Catastrophe losses	298	186	198	60	(6)
Total losses incurred	$1,256	$1,011	$864	24	17

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year losses greater than $5,000,000	1.6%	2.8%	1.0%	(1.2)	1.8
Current accident year losses $2,000,000-$5,000,000	2.2	1.8	1.3	0.4	0.5
Large loss prior accident year reserve development	0.3	0.3	(0.3)	0.0	0.6
Total large loss ratio	4.1	4.9	2.0	(0.8)	2.9
Losses incurred but not reported	3.2	0.3	0.7	2.9	(0.4)
Other losses excluding catastrophe losses	39.5	43.7	40.5	(4.2)	3.2
Catastrophe losses	14.6	11.0	12.8	3.6	(1.8)
Total loss ratio	61.4%	59.9%	56.0%	1.5	3.9

In 2023, personal lines total large losses incurred increased by $2 million, or 2%, net of reinsurance. The corresponding 2023 ratio decreased 0.8 percentage points, compared with 2022. The 2023 increase was primarily due to a higher amount for our homeowner line of business. In 2022, total large losses increased, compared with 2021, primarily due to higher amounts for both our homeowner line of business and umbrella coverage in our other personal line of business. Our analysis indicated no unexpected concentration of these losses and reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. We believe the inherent volatility of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the volatility in addition to general inflationary trends in loss costs.

Personal Lines Insurance Underwriting Expenses

(Dollars in millions)	Years ended December 31,			2023-2022	2022-2021
	2023	2022	2021	Change %	Change %
Commission expenses	$391	$327	$292	20	12
Other underwriting expenses	219	182	165	20	10
Total underwriting expenses	$610	$509	$457	20	11
Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Commission expenses	19.2%	19.4%	19.0%	(0.2)	0.4
Other underwriting expenses	10.7	10.7	10.7	0.0	0.0
Total underwriting expense ratio	29.9%	30.1%	29.7%	(0.2)	0.4

Personal lines commission expense as a percent of earned premiums decreased slightly in 2023, compared with 2022, as earned premiums rose at a faster pace than commission expenses. The ratio for 2022 increased compared with 2021, primarily due to an increase in commissions for agencies other than profit-sharing commissions. In both 2023 and 2022, other underwriting expenses as a percent of earned premiums matched the prior year, reflecting ongoing expense management efforts, as the pace of premium growth was in line with growth in other expenses.
Cincinnati Financial Corporation - 2023 10-K - Page 77

Personal Lines Insurance Outlook
The U.S. property casualty industry continued to experience challenges in 2023, including elevated inflation, increasing loss costs and pricing pressures as insurers pursued rate adequacy. Our response continues to include rate increases, pricing precision for individual risks and use of inflation factors that respond to higher costs to repair property. We believe we can continue to profitably grow premiums in our personal lines insurance segment through new agency appointments and an ongoing focus on diversification of product and geography. We serve middle market, mass affluent and high net worth clients, helping us grow across the U.S. and spreading our catastrophe risk. Drivers of profitable growth for our Cincinnati Private Client business also include selectively using non-admitted insurance property forms and rates in certain catastrophe-prone states and geographies.

Our high net worth initiative, along with various other actions to improve performance in our personal lines insurance segment, is discussed in greater detail in Personal Lines Insurance Results and also in Item 1, Our Business and Our Strategy, Strategic Initiatives and Our Segments, Personal Lines Insurance Segment.

Cincinnati Financial Corporation - 2023 10-K - Page 78

Excess and Surplus Lines Insurance Results

Overview – Three-Year Highlights

(Dollars in millions)	Years ended December 31,			2023-2022	2022-2021
	2023	2022	2021	Change %	Change %
Earned premiums	$542	$485	$398	12	22
Fee revenues	3	2	2	50	0
Total revenues	545	487	400	12	22
Loss and loss expenses from:
Current accident year before catastrophe losses	357	319	240	12	33
Current accident year catastrophe losses	4	5	3	(20)	67
Prior accident years before catastrophe losses	(11)	(8)	7	(38)	nm
Prior accident years catastrophe losses	—	(1)	—	nm	nm
Loss and loss expenses	350	315	250	11	26
Underwriting expenses	141	124	106	14	17
Underwriting profit	$54	$48	$44	13	9

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	65.9%	65.7%	60.3%	0.2	5.4
Current accident year catastrophe losses	0.7	1.0	0.6	(0.3)	0.4
Prior accident years before catastrophe losses	(2.0)	(1.7)	1.9	(0.3)	(3.6)
Prior accident years catastrophe losses	(0.1)	(0.2)	0.0	0.1	(0.2)
Loss and loss expenses	64.5	64.8	62.8	(0.3)	2.0
Underwriting expenses	26.1	25.6	26.7	0.5	(1.1)
Combined ratio	90.6%	90.4%	89.5%	0.2	0.9

Combined ratio:	90.6%	90.4%	89.5%	0.2	0.9
Contribution from catastrophe losses and prior years reserve development	(1.4)	(0.9)	2.5	(0.5)	(3.4)
Combined ratio before catastrophe losses and prior years reserve development	92.0%	91.3%	87.0%	0.7	4.3

Our excess and surplus lines insurance segment includes results of The Cincinnati Specialty Underwriters Insurance Company and CSU Producer Resources Inc. Performance highlights for this segment include:
•Premiums – Earned premiums and net written premiums continued to grow during 2023, including higher renewal written premiums that included average renewal estimated price increases in the high-single-digit range. New business written premiums rose 30% in 2023, compared with 2022, and also contributed significantly to premium growth.
•Combined ratio – The combined ratio increased by 0.2 percentage points in 2023, driven by an increase underwriting expenses. Approximately 91% of our 2023 earned premiums for the excess and surplus lines insurance segment provided commercial casualty coverages for various insured liability claims that have experienced higher losses reflecting elevated inflation. Due to uncertainty regarding ultimate losses, we intend to remain prudent in reserving for estimated ultimate losses until longer-term loss cost trends become more clear. The 2023 ratio for current accident year loss and loss expenses before catastrophe losses was 0.2 percentage points higher, compared with the 65.7% accident year 2022 ratio measured as of December 31, 2022, including an increase of 5.7 points for the IBNR portion and a decrease of 5.5 points for the case incurred portion. The 2023 ratio for prior accident year loss and loss expenses before catastrophe losses was slightly more favorable than in 2022. In 2022, the ratio for current accident year loss and loss expenses before catastrophe losses increased significantly, reflecting incurred losses and loss expenses for excess and surplus lines commercial casualty coverages of $302 million in 2022 that increased $69 million or 30%, compared with 2021, while earned premiums rose 23%.

Cincinnati Financial Corporation - 2023 10-K - Page 79

Excess and Surplus Lines Insurance Premiums

(Dollars in millions)	Years ended December 31,			2023-2022	2022-2021
	2023	2022	2021	Change %	Change %
Agency renewal written premiums	$428	$392	$323	9	21
Agency new business written premiums	177	136	124	30	10
Other written premiums	(35)	(26)	(21)	(35)	(24)
Net written premiums	570	502	426	14	18
Unearned premium change	(28)	(17)	(28)	(65)	39
Earned premiums	$542	$485	$398	12	22

The $36 million increase in 2023 renewal premiums largely reflected higher renewal pricing. Average renewal estimated price increases were in the high-single-digit range during 2023. We measure average changes in excess and surplus lines renewal pricing as the rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies.

New business written premiums in 2023 grew by $41 million, or 30%, compared with 2022, as we continued to carefully underwrite each policy in a highly competitive market. Other written premiums in 2023 reduced net written premium growth by $9 million more than in 2022 and are primarily premiums that are ceded to reinsurers and therefore reduce our net written premiums.

Excess and Surplus Lines Loss and Loss Expenses
Loss and loss expenses include both net paid losses and reserve changes for unpaid losses, as well as the associated loss expenses. The majority of the total incurred losses and loss expenses shown above in the three-year highlights table are for the respective current accident years, with reserve development on prior accident years shown separately. Since less than 20% of our excess and surplus lines current accident year incurred losses and loss expenses represents net paid amounts, a large majority represents reserves for our estimate of unpaid losses and loss expenses. These reserves develop over time, and we update our estimates of previously reported reserves as we learn more about the development on the related claims. The table below illustrates that development. For example, the 66.7% accident year 2022 loss and loss expense ratio reported as of December 31, 2022, developed favorably by 3.4 percentage points to 63.3% due to claims settling for less than previously estimated, or due to updated reserve estimates for unpaid claims, as of December 31, 2023. Accident year 2021 for this segment developed unfavorably by less than $1 million during 2023, after developing unfavorably during 2022, as indicated by the progression over time of the ratios in the table.

(Dollars in millions)
Accident year loss and loss expenses incurred and ratios to earned premiums:
Accident year:	2023	2022	2021	2023	2022	2021
as of December 31, 2023	$361	$307	$257	66.6%	63.3%	64.5%
as of December 31, 2022		324	257		66.7	64.5
as of December 31, 2021			243			60.9

Catastrophe losses, as discussed in Consolidated Property Casualty Insurance Results, explain some of the movement among components of the current accident year loss and loss expense ratio for accident year 2023, compared with 2022. Catastrophe losses added 0.7 percentage points in 2023, 1.0 percentage point in 2022 and 0.6 percentage points in 2021 to the respective excess and surplus lines current accident year loss and loss expense ratios in the table above.

The 65.9% ratio for current accident year loss and loss expenses before catastrophe losses for 2023 increased by 0.2 percentage points compared with the 65.7% accident year 2022 ratio measured as of December 31, 2022. The increase included a 0.4 percentage-point decrease in the ratio for current accident year losses of $2 million or more per claim, shown in the table below.

Cincinnati Financial Corporation - 2023 10-K - Page 80

Excess and surplus lines reserve development on prior accident years was a net favorable $11 million for 2023 and $9 million for 2022. The net favorable amount for 2023 was primarily for accident year 2022 and was due primarily to lower-than-anticipated loss emergence on known claims.

We believe the loss and loss expense reserves for our excess and surplus lines business are adequate. The amount of outstanding reserves for our excess and surplus lines operation can be seen in a table in Liquidity and Capital Resources, Property Casualty Loss and Loss Expense Obligations and Reserves. One indication of how long it takes for most of the outstanding reserves to be settled is to measure outstanding reserves by accident year at different points in time, using Item 8, Note 4 of the Consolidated Financial Statements. For example, for accident years 2016, 2015 and 2014, in aggregate, after subtracting cumulative paid amounts from incurred amounts at December 31, 2016, reserves for estimated unpaid losses, plus the portion of loss expenses known as ALAE, equaled $193 million. For those same accident years, at December 31, 2023, the reserve estimate for the remaining unpaid amount equaled $11 million. As discussed in Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, stable historical paid loss patterns are a key assumption used to make projections necessary for estimating IBNR reserves. The inherent uncertainty in estimating reserves is discussed in Liquidity and Capital Resources, Property Casualty Insurance Loss and Loss Expense Obligations and Reserves. Development trends by accident year are further discussed in Property Casualty Insurance Development of Estimated Reserves by Accident Year.

Excess and Surplus Lines Insurance Losses by Size

(Dollars in millions, net of reinsurance)	Years ended December 31,			2023-2022	2022-2021
	2023	2022	2021	Change %	Change %
Current accident year losses greater than $5,000,000	$—	$—	$—	nm	nm
Current accident year losses $2,000,000-$5,000,000	—	2	—	(100)	nm
Large loss prior accident year reserve development	(2)	—	—	nm	nm
Total large losses incurred	(2)	2	—	nm	nm
Losses incurred but not reported	79	68	53	16	28
Other losses excluding catastrophe losses	170	153	116	11	32
Catastrophe losses	3	4	2	(25)	100
Total losses incurred	$250	$227	$171	10	33

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year losses greater than $5,000,000	0.0%	0.0%	0.0%	0.0	0.0
Current accident year losses $2,000,000-$5,000,000	0.0	0.4	0.0	(0.4)	0.4
Large loss prior accident year reserve development	(0.3)	0.0	0.0	(0.3)	0.0
Total large loss ratio	(0.3)	0.4	0.0	(0.7)	0.4
Losses incurred but not reported	14.6	14.0	13.4	0.6	0.6
Other losses excluding catastrophe losses	31.3	31.6	29.0	(0.3)	2.6
Catastrophe losses	0.5	0.8	0.6	(0.3)	0.2
Total loss ratio	46.1%	46.8%	43.0%	(0.7)	3.8

In 2023, total large losses decreased by $4 million, net of reinsurance. The ratio for 2023 large losses as a percent of earned premiums decreased by 0.7 percentage points, compared with 2022. That ratio for 2022 increased by 0.4 points, compared with 2021. Our analysis indicated no unexpected concentration of these losses and reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. We believe the inherent volatility of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the volatility in addition to general inflationary trends in loss costs.

Cincinnati Financial Corporation - 2023 10-K - Page 81

Excess and Surplus Lines Insurance Underwriting Expenses

(Dollars in millions)	Years ended December 31,			2023-2022	2022-2021
	2023	2022	2021	Change %	Change %
Commission expenses	$93	$81	$70	15	16
Other underwriting expenses	48	43	36	12	19
Total underwriting expenses	$141	$124	$106	14	17
Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Commission expenses	17.1%	16.7%	17.5%	0.4	(0.8)
Other underwriting expenses	9.0	8.9	9.2	0.1	(0.3)
Total underwriting expenses ratio	26.1%	25.6%	26.7%	0.5	(1.1)

Excess and surplus lines commission expense as a percent of earned premiums for 2023 increased compared with 2022, including increases in the ratios for reinsurance commissions and profit-sharing commissions for agencies. The ratio for 2022 decreased compared with 2021, largely due to a decrease in the ratio for profit-sharing commissions for agencies. The ratio for other underwriting expenses increased slightly in 2023 and decreased in 2022, and continued to reflect ongoing expense management efforts and changes in the pace of premium growth.

Excess and Surplus Lines Insurance Outlook
The excess and surplus lines market is expected to see the magnitude of rate increases moderate for risks that are casualty-driven, according to industry publications. For property risks involving catastrophe exposures, premium rates in the foreseeable future are expected to be firm. New business opportunities are expected to increase as standard market insurance companies continue to re-underwrite business they previously took from the excess and surplus lines market and as larger excess and surplus lines companies re-underwrite their business with an emphasis on underwriting profitability.

Industry reports continue to suggest that there are opportunities for profitability and growth through greater use of technology. Technology and data are also being used by excess and surplus lines insurance companies to identify new exposures in emerging businesses that need insurance protection or other value-added services.

As we continue to execute our strategy of providing superior service, we expect another year of profitable growth for our excess and surplus lines insurance segment despite challenging market conditions. Our experienced excess and surplus lines underwriters in the field intend to carefully select and price risks, providing prompt delivery of insurance quotes and policies, as they work with other local field associates who provide outstanding claims and loss control service while also handling standard lines business for their assigned agencies. These local representatives are supported by headquarters underwriters and claims managers who specialize in excess and surplus lines.

Cincinnati Financial Corporation - 2023 10-K - Page 82

Life Insurance Results

Overview – Three-Year Highlights

(Dollars in millions)	Years ended December 31,			2023-2022	2022-2021
	2023	2022	2021	Change %	Change %
Earned premiums	$313	$301	$294	4	2
Fee revenues	10	4	5	150	(20)
Total revenues	323	305	299	6	2
Contract holders' benefits incurred	316	303	313	4	(3)
Investment interest credited to contract holders	(121)	(109)	(105)	(11)	(4)
Underwriting expenses incurred	87	84	79	4	6
Total benefits and expenses	282	278	287	1	(3)
Life insurance segment profit	$41	$27	$12	52	125

Performance highlights for the life insurance segment include:
•Revenues – Earned premiums increased 4% for the year 2023, as shown in the table below that includes details by major line of business. Our largest life insurance product line, term life insurance, rose 3%. Net in-force policy face amounts rose 2% to $82.361 billion at year-end 2023 from $80.482 billion at year-end 2022 and $77.493 billion at year-end 2021.
•Profitability – Our life insurance segment typically reports a smaller profit compared with the life insurance subsidiary because profits from investment income spreads are included in our investments segment results. We include only investment income credited to contract holders (including interest assumed in life insurance policy reserve calculations) in life insurance segment results. A profit of $41 million for our life insurance segment in 2023, compared with $27 million in 2022, was primarily due to increased earned premiums and fee revenues along with favorable mortality experience. A profit of $27 million in 2022 compared with $12 million in 2021 was primarily due to more favorable impacts from the unlocking of interest rate and other actuarial assumptions.

Earned premiums increased $12 million in 2023, primarily due to a $7 million increase in term life insurance earned premiums, as shown in the table below.

(Dollars in millions)	Years ended December 31,			2023-2022	2022-2021
	2023	2022	2021	Change %	Change %
Term life insurance	$227	$220	$210	3	5
Whole life insurance	50	46	46	9	0
Universal life and other	36	35	38	3	(8)
Net earned premiums	$313	$301	$294	4	2

Products we market include term, whole and universal life insurance and also fixed annuities. In addition, we offer term and whole life insurance to employees at their worksite. These products provide our property casualty agency force with excellent cross-serving opportunities for both commercial and personal accounts.

Over the past several years, we have worked to maintain a portfolio of simple, yet competitive, products. Our product development efforts emphasize death benefit protection and guarantees. Distribution expansion within our property casualty insurance agencies remains a high priority. Our 37 life field marketing representatives work in partnership with our property casualty field marketing representatives. Approximately 61% of our term and other life insurance product premiums were generated through our property casualty insurance agency relationships.

Life insurance segment expenses consist principally of:
•Contract holders’ benefits incurred (net of investment interest credited to contract holders), related to traditional life and interest-sensitive products, accounted for 78.4% of 2023 total benefits and expenses compared with 78.3% in 2022 and 79.8% in 2021. Total contract holders’ benefits increased slightly in 2023, compared with 2022, largely due to less favorable impacts from the unlocking of interest rate and other actuarial assumptions. Total contract holder benefits decreased in 2022 compared with 2021 due to more favorable unlocking impacts.
Cincinnati Financial Corporation - 2023 10-K - Page 83

Mortality experience was more favorable in 2023, compared with 2022, and net death claims were below our mortality projections.
•Underwriting expenses incurred, net of deferred acquisition costs, accounted for 21.6% of 2023 total benefits and expenses compared with 21.7% in 2022 and 20.2% in 2021. Expenses in 2023 increased 4%, compared with 4% growth in earned premiums. Expenses in 2022 increased 6%, compared with 2% growth in earned premiums. The 2023 increase in underwriting expenses, compared with the same period a year ago, was largely due to higher general insurance expense levels and increased amortization of deferred policy acquisition costs. The 2022 increase in underwriting expenses was largely due to the same factors as impacted the 2023 increase.

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

We recognize that assets under management, capital appreciation and investment income are integral to evaluation of the success of the life insurance segment because of the long duration of life products. On a basis that includes investment income and investment gains or losses from life insurance-related invested assets, our life insurance subsidiary reported net income of $75 million in 2023, compared with $65 million in 2022 and $66 million in 2021. The life insurance subsidiary portfolio had after-tax net investment losses of $7 million in 2023 and $2 million in 2022 and after-tax net investment gains of $8 million in 2021. Investment gains and losses are discussed under Investments Results. We exclude most of our life insurance company investment income from investments segment results.

Life Insurance Outlook
We believe the life insurance market remains attractive. With life insurance ownership still low compared to historical levels, we will see more opportunities for growth as our property casualty agency footprint continues to expand. Our expertise with large face amount cases has allowed us to increase our average premium and face amount per policy. As more of our agencies uncover business insurance opportunities, we expect this trend to continue.

Merger and acquisition activity in the independent agency channel can disrupt our ability to get consistent life insurance sales from affected agency relationships. We counter this by following the property casualty lead in assigning a local field representative to every relationship, and a sales leader to every national account. We are confident that our focus on building and strengthening these relationships will continue to lead to long-term profitable growth in the years ahead, despite any short-term disruptions.

The rising interest rate environment has benefited us. The higher yields available in the fixed income market have allowed us to reinvest securities at attractive rates, boosting our investment income. We will be paying close attention to any signals the Federal Reserve may send regarding the potential for rate cuts in 2024. A decision to significantly lower the overnight lending rate would likely lead to lower investment income for us over time.

Cincinnati Financial Corporation - 2023 10-K - Page 84

Investments Results

Overview – Three-Year Highlights
Investments Results

(Dollars in millions)	Years ended December 31,			2023-2022	2022-2021
	2023	2022	2021	Change %	Change %
Total investment income, net of expenses	$894	$781	$714	14	9
Investment interest credited to contract holders	(121)	(109)	(105)	(11)	(4)
Investment gains and losses, net	1,127	(1,467)	2,409	nm	nm
Investments profit (loss), pretax	$1,900	$(795)	$3,018	nm	nm

The investments segment contributes investment income and investments gains and losses to results of operations. Investment income is generally our primary source of pretax and after-tax profits.
•Investment income – Pretax investment income grew $113 million, or 14%, in 2023, due to increases from both interest income and dividends. Interest income grew 18% in 2023, compared with 2022, as net purchases of fixed-maturity securities in recent years and higher average yields for bonds are working to generally offset effects of the low interest rate environment for several years prior to 2022. Dividend income grew 3% in 2023, reflecting dividend rates that generally have increased, although more slowly than in prior years, minor asset allocation adjustments in our equity portfolio and net purchases of equity securities from available funds. Pretax investment income rose 9% in 2022, including increases in interest and dividend income. Average yields in the investment income table below are based on the average invested asset and cash amounts indicated in the table using fixed-maturity securities valued at amortized cost and all other securities at fair value.
•Investment gains and losses – We reported an investment gain in 2023 and 2021, primarily due to favorable changes in fair values of equity securities even though we continue to hold the securities or as otherwise required by GAAP. We reported an investment loss in 2022, due to unfavorable changes in fair values of equity securities.

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

Cincinnati Financial Corporation - 2023 10-K - Page 85

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

Total investment return of 9.9% in 2023 was significantly more than the negative 9.2% return in 2022. The 2023 contribution from the investment income component was enhanced by the net favorable effect of the investment gains and losses components. Comparing contributions for 2023 with 2022, investment income rose $113 million, investment gains increased by $2.594 billion and the invested assets net change in unrealized gains and losses increased by $1.916 billion. The base component of the return calculation, annual average invested assets, was down 8% in 2023. For 2022 compared with 2021, total investment return of negative 9.2% in 2022 was significantly less than the positive return of 13.1% in 2021, as the 2022 contribution from the investment income component was offset by the net unfavorable effect of the investment gains and losses components. The base component of the return calculation, annual average invested assets, increased 14% in 2022.

(Dollars in millions)	Years ended December 31,			2023-2022	2022-2021
	2023	2022	2021	Change %	Change %
Invested assets beginning balance:
Fixed maturities	$12,132	$13,022	$12,338	(7)	6
Equity securities	9,841	11,315	8,856	(13)	28
Other invested assets	452	329	348	37	(5)
Invested assets beginning balance	22,425	24,666	21,542	(9)	15
Average acquisitions (dispositions), net	779	472	538	65	(12)
Annual average invested assets	$23,204	$25,138	$22,080	(8)	14

Total investment return:
Investment income, net of expenses	$894	$781	$714	14	9
Investment gains and losses, net	1,127	(1,467)	2,409	nm	nm
Total invested assets change in unrealized gains and losses	277	(1,639)	(234)	nm	nm
Total	$2,298	$(2,325)	$2,889	nm	nm

Total return on invested assets, pretax	9.9%	(9.2)%	13.1%

Cincinnati Financial Corporation - 2023 10-K - Page 86

Investment Income
The primary drivers of investment income are highlighted below, followed by additional details of our investment results.
•Interest income increased by $90 million, or 18%, in 2023, compared with 2022. The average fixed-maturity pretax yield increased by 34 basis points in addition to a larger fixed-maturity portfolio that rose 8% on an average amortized cost basis. Interest income in 2022 increased by $33 million, compared with 2021, when that yield decreased by less than 1 basis point while the portfolio rose 7% on an amortized cost basis.
•Dividend income rose $7 million, or 3%, in 2023, after rising 12% in 2022. The increases include dividend rates that generally have increased and minor asset allocation adjustments in our equity portfolio. An increase in funds invested in that portfolio during both 2023 and 2022 also favorably affected dividend income.

(Dollars in millions)	Years ended December 31,			2023-2022	2022-2021
	2023	2022	2021	Change %	Change %
Investment income:
Interest	$600	$510	$477	18	7
Dividends	282	275	246	3	12
Other	25	11	5	127	120
Less investment expenses	13	15	14	(13)	7
Investment income, pretax	894	781	714	14	9
Less income taxes	145	123	111	18	11
Total investment income, after-tax	$749	$658	$603	14	9

Investment returns:
Average invested assets plus cash and cash equivalents	$25,685	$24,775	$23,215
Average yield pretax	3.48%	3.15%	3.08%
Average yield after-tax	2.92	2.66	2.60
Effective tax rate	16.2	15.8	15.5

Fixed-maturity returns:
Average amortized cost	$13,670	$12,605	$11,771
Average yield pretax	4.39%	4.05%	4.05%
Average yield after-tax	3.62	3.35	3.37
Effective tax rate	17.5	17.1	16.8

In 2023, we continued to invest available cash flow in both fixed income and equity securities in a manner that we believe balances current income needs with longer-term invested asset growth goals. As bonds in our generally laddered portfolio mature or are called over the near term, we reinvest with a balanced approach, keeping in mind our long-term strategy and pursuing attractive risk-adjusted after-tax yields. While our bond portfolio more than covers our insurance reserve liabilities, we believe our diversified common stock portfolio of mainly blue chip, dividend-paying companies represents one of our best investment opportunities for the long term. We continually perform fundamental analysis of both industry and company-specific opportunities as well as the potential impact from changes in the interest rate environment and the potential for elevated inflation.

Cincinnati Financial Corporation - 2023 10-K - Page 87

The table below summarizes pretax yield to amortized costs excluding any book value adjustments due to impairment for bonds in our fixed-maturity portfolio by various maturity periods.

At December 31, 2023	% Yield	Principal redemptions
Fixed-maturity yield profile:
Expected to mature during 2024	4.36%	$1,136
Expected to mature during 2025	4.76	1,401
Expected to mature during 2026	4.94	1,135
Average yield and total expected redemptions from 2024 through 2026	4.69	$3,672

The average pretax yield of 6.13% for fixed-maturity securities acquired during 2023, shown in the table below, was higher than the 4.60% average yield-to-amortized cost of the fixed-maturity securities portfolio at the end of 2023.

	Years ended December 31,
	2023	2022
Average pretax yield-to-amortized cost on new fixed maturities:
Acquired taxable fixed maturities	6.36%	5.26%
Acquired tax-exempt fixed maturities	4.29	3.94
Average total fixed maturities acquired	6.13	5.01

We discussed our portfolio strategies in Item 1, Investments Segment. We discuss risks related to our investment income and our fixed-maturity and equity investment portfolios in Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

Cincinnati Financial Corporation - 2023 10-K - Page 88

Total Investment Gains and Losses
Investment gains and losses are recognized on the sales of investments, for certain changes in fair values of securities even though we continue to hold the securities or as otherwise required by GAAP. The change in fair value for equity securities still held is reported in net income, as disclosed in Note 1, Summary of Significant Accounting Policies. Total investment gains and losses in 2023 included $1.168 billion of net gains from the recognition of fair value changes of equity securities still held that prior to 2018 would have been reported in other comprehensive income (OCI) instead of net income. Change in unrealized gains or losses for fixed-maturity securities are included as a component of OCI. Accounting requirements for the allowance for credit losses and impairment charges for write-downs of impaired securities in the fixed-maturity portfolio are disclosed in Item 8, Note 1, Summary of Significant Accounting Policies. The factors we consider when evaluating impairments are also discussed in Critical Accounting Estimates, Asset Impairment.
The timing of gains or losses from sales can have a material effect on results in any given period. However, such gains or losses usually have little, if any, effect on total shareholders’ equity because most equity and fixed-maturity investments are carried at fair value.

As appropriate, we buy, hold or sell both fixed-maturity and equity securities on an ongoing basis to help achieve our portfolio objectives. We generally purchase fixed-maturity securities with the intention to hold until maturity. If they no longer meet our investment criteria, they are divested. Sales of fixed-maturity securities are usually due to a change in credit fundamentals. Pretax total investment gains in 2023 and 2021 were largely due to favorable changes in fair values of equity securities, even though we continue to hold the securities, as shown in the table below. In 2022, the pretax total investment loss was due to unfavorable changes in fair values of equity securities and a net unfavorable change in unrealized gains or losses for fixed-maturity securities. Additional information about investment gains or losses is included in Item 8, Note 2 of the Consolidated Financial Statements.

The table below summarizes total investment gains and losses, before taxes.

(Dollars in millions)	Years ended December 31,
	2023	2022	2021
Investment gains and losses
Equity securities:
Investment gains and losses on securities sold, net	$(17)	$16	$4
Unrealized gains and losses on securities still held, net	1,168	(1,526)	2,278
Subtotal	1,151	(1,510)	2,282
Fixed-maturity securities:
Gross realized gains	4	6	36
Gross realized losses	(5)	(4)	(5)
Change in allowance for credit losses, net	(17)	—	—
Write-down of impaired securities	(4)	(5)	(1)
Subtotal	(22)	(3)	30
Other	(2)	46	97
Total investment gains and losses reported in net income	$1,127	$(1,467)	$2,409
Change in unrealized investment gains and losses reported in OCI
Fixed-maturity securities	277	(1,639)	(234)
Total	$1,404	$(3,106)	$2,175

Cincinnati Financial Corporation - 2023 10-K - Page 89

Write-downs of impaired securities from the investment portfolio by the asset classes we described in Item 1, Our Segments, Investments Segment, are summarized below:

(Dollars in millions)	Years ended December 31,
	2023	2022	2021
Taxable fixed maturities:
Impairment amount	$4	$5	$—
New amortized cost	$—	$8	$—
Percent to total amortized cost owned	—%	—%	—%
Number of impaired securities written down	1	2	—
Percent to number of securities owned	—%	—%	—%

Tax-exempt fixed maturities:
Impairment amount	$—	$—	$1
New amortized cost	$—	$1	$2
Percent to total amortized cost owned	—%	—%	—%
Number of impaired securities written down	—	1	5
Percent to number of securities owned	—%	—%	—%

Totals:
Impairment amount	$4	$5	$1
New amortized cost	$—	$9	$2
Percent to total amortized cost owned	—%	—%	—%
Number of impaired securities written down	1	3	5
Percent to number of securities owned	—%	—%	—%

Additional details regarding write-downs of impaired securities from the investment portfolio are summarized below:

(Dollars in millions)	Years ended December 31,
	2023	2022	2021
Fixed maturities:
Real estate	$4	$5	$—
Municipal	—	—	1
Total fixed maturities	$4	$5	$1

Cincinnati Financial Corporation - 2023 10-K - Page 90

Investments Outlook
The pace and magnitude of Federal Reserve actions in 2023 softened as many of the economic data points (except labor measures) showed a slowdown from 2022 levels. Credit spreads tightened but the 10-year treasury yield remained unchanged year over year. A late year-end rally led to positive returns across most asset classes.

We continued to take advantage of interest rates that were higher than rates from maturing bonds during 2023 but maintained a balanced approach to our allocation between bonds and stocks. We will continue our focus on near-term income generation with an eye to long-term book value growth within the framework of our corporate liquidity as well as adherence to insurance department regulations and rating agency commentary. We discuss our portfolio strategies in Item 1, Our Segments, Investments Segment.

Cincinnati Financial Corporation - 2023 10-K - Page 91

Other
Total revenues in 2023 and 2022 for our Other operations increased, compared with the respective prior-year periods, primarily due to higher earned premiums from Cincinnati Re and Cincinnati Global in total. Other also includes noninvestment operations of the parent company and its commercial leasing and financial services subsidiary, CFC Investment Company. Total expenses for Other decreased in 2023 but increased in 2022, with the change for both years primarily due to losses and loss expenses and underwriting expenses from Cincinnati Re and Cincinnati Global.

Other income or loss in the table below represents profit or losses before income taxes. For 2023, Other income was driven by underwriting profit for Cincinnati Re and Cincinnati Global. For 2022 and 2021, Other loss was largely driven by interest expense from debt of the parent company. Net results for the combination of Cincinnati Re and Cincinnati Global were an underwriting profit of $183 million in 2023 and $36 million in 2022 and an underwriting loss of $8 million in 2021.

Cincinnati Re represented 67% of Other earned premiums in 2023 and 64% of underwriting profit. Earned premiums in 2023, compared with 2022, grew 2%. The mix of 2023 earned premiums for Cincinnati Re by primary type of insured exposures included 49% for casualty, 31% for property and 20% for specialty. Cincinnati Re in total generated an underwriting profit of $118 million in 2023 and $13 million in 2022 and had an underwriting loss of $32 million in 2021.

Cincinnati Global represented 33% of Other earned premiums in 2023 and 36% of underwriting profit. In 2023, earned premiums rose 29%, compared with 2022. Underwriting profit for Cincinnati Global was $65 million in 2023, $23 million in 2022 and $24 million in 2021.

(Dollars in millions)	Years ended December 31,			2023-2022	2022-2021
	2023	2022	2021	Change %	Change %
Interest and fees on loans and leases	$8	$7	$7	14	0
Earned premiums	795	726	570	10	27
Other revenues	5	3	3	67	0
Total revenues	808	736	580	10	27
Interest expense	54	53	53	2	0
Loss and loss expenses	379	474	414	(20)	14
Underwriting expenses	233	216	164	8	32
Operating expenses	25	23	20	9	15
Total expenses	691	766	651	(10)	18
Other income (loss)	$117	$(30)	$(71)	nm	58

Cincinnati Financial Corporation - 2023 10-K - Page 92

Taxes
We had a $433 million income tax expense in 2023, compared with an income tax benefit of $207 million in 2022 and income tax expense of $730 million in 2021. The corporate effective tax rate for 2023 was 19.0% compared with 29.8% in 2022 and 19.7% in 2021.

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

Cincinnati Financial Corporation - 2023 10-K - Page 93

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

Parent Company Liquidity
At December 31, 2023, the parent company had $4.858 billion in cash and marketable securities, providing strong liquidity to fund cash outflows, as needed. The parent company’s primary sources of cash inflows are dividends from our lead insurance subsidiary, investment income and sale proceeds from investments. The parent company’s cash outflows are primarily interest and principal payments on long- and short-term debt, dividends to shareholders, common stock repurchases, deposits at Lloyd's and general operating expenses. To support our shareholders' dividend payment, we could use subsidiary dividends, our line of credit or sell a portion of our marketable securities.

The table below shows a summary, by the direct cash flow method, of the major sources and uses of cash flow of the parent company.

(Dollars in millions)	Years ended December 31,
	2023	2022	2021
Sources of liquidity:
Subsidiary dividends received	$526	$729	$598
Investment income received	107	99	90
Proceeds from stock options exercised	9	10	13
Return of funds on deposit from Lloyd's	—	—	117
Uses of liquidity:
Shareholders' dividend payments	$454	$423	$395
Share repurchases	67	410	144
Debt interest payments	52	53	52
Payment of funds on deposit at Lloyd's	—	—	14

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

Cincinnati Financial Corporation - 2023 10-K - Page 94

Insurance Subsidiary Liquidity
The parent company’s lead insurance subsidiary largely represents the operations of the property casualty segments. The primary sources of cash inflows are collection of premiums, investment income, maturity of fixed-income securities and sale proceeds from investments. Property casualty insurance premiums generally are received before losses are paid under the policies purchased with those premiums. Cash outflows are primarily loss and loss expenses, commissions, salaries, taxes, operating expenses and investment purchases. Over the three-year period ended December 31, 2023, premium receipts and investment income have been more than sufficient to pay claims and operating expenses. Excess cash flows were partially used to pay dividends to the parent company. We are not aware of any known trends that would materially change historical cash flow results, other than fluctuations in catastrophe claims and other large losses, either individually or in aggregate.

The table below shows a summary of operating cash flow for property casualty insurance (direct method). Historically, annual variation in operating cash flow has been largely related to changes in amounts of catastrophe losses.

(Dollars in millions)	Years ended December 31,
	2023	2022	2021
Premiums collected	$7,785	$7,054	$6,309
Loss and loss expenses paid	(4,276)	(3,687)	(3,094)
Commissions and other underwriting expenses paid	(2,287)	(2,132)	(1,842)
Cash flow from underwriting	1,222	1,235	1,373
Investment income received	609	529	497
Cash flow from operations	$1,831	$1,764	$1,870

Other Sources of Liquidity
Cash in excess of operating requirements is invested in fixed-maturity and equity securities. Cash generated from investment income provides an important investment contribution to cash flow and liquidity. The sale of investments could provide an additional source of liquidity at either the parent company or insurance subsidiary level, if required. In addition to possible sales of investments, proceeds of calls or maturities of fixed-maturity securities also can provide liquidity. During the five-year period beginning in 2024, fair value of $5.268 billion, or 38.2%, of our fixed-maturity portfolio is scheduled to mature. At December 31, 2023, we had $10.641 billion of common stock securities, with $4.542 billion, or 43%, held by the parent company.

Financial resources of the parent company also could be made available to our insurance subsidiaries, if circumstances required it. This flexibility would include our ability to access the capital markets and short-term bank borrowings. We generally have minimized our reliance on debt financing, although we may use the line of credit to fund short-term cash needs.

Cincinnati Financial Corporation - 2023 10-K - Page 95

Long-Term Debt
We provide details of our three long-term notes in Item 8, Note 8 of the Consolidated Financial Statements. None of the notes are encumbered by rating triggers. The total principal amount of our long-term debt at December 31, 2023, was $793 million and included:
•$28 million aggregate principal amount of 6.900% senior debentures due 2028.
•$391 million aggregate principal amount of 6.920% senior debentures due 2028.
•$374 million aggregate principal amount of 6.125% senior debentures due 2034.

The company’s senior debt is rated investment grade by four independent rating agencies. None of the rating agencies made changes to our debt ratings in 2023. At February 23, 2024, our debt ratings from the rating agencies were: a from A.M. Best, A- from Fitch, A3 from Moody’s and BBB+ from S&P.

Note Payable
At December 31, 2023, we had a $300 million line of credit with commercial banks, with $25 million and $50 million borrowed at December 31, 2023 and 2022, respectively. That unsecured revolving line of credit has an accordion feature giving us the option to double the $300 million amount, under the same terms and conditions. Terms and conditions of the agreement include a debt-to-total capital maximum of 35% and the agreement has no net worth covenant. It was due to expire on February 4, 2024, with the option of two one-year extensions. We exercised both one-year options to extend the term of the line of credit by two additional years to February 4, 2026.

At year-end 2023, we were in compliance with all covenants under the credit agreement and believe we will remain in compliance. The credit agreement provides alternative interest charges based on the type of borrowing and our debt rating. On March 23, 2023, we amended our line of credit agreement to replace LIBOR with the Secured Overnight Financing Rate (SOFR) plus a credit spread adjustment.

Capital Resources
Capital resources, consisting of shareholders’ equity and total debt, represent our overall financial strength to support current obligations and growth in our insurance businesses. At December 31, 2023, we had total capital of $12.913 billion. Shareholders’ equity was $12.098 billion, an increase of $1.536 billion, or 15%, from the prior year. Our total debt was $815 million, down $24 million from a year ago. We seek to maintain a solid financial position and provide capital flexibility by keeping our ratio of debt to total capital moderate. At year-end 2023, the ratio was 6.3%, compared with 7.4% at year-end 2022.

At times we enter into letter of credit agreements to support our Cincinnati Re and Cincinnati Global operations. We have an unsecured letter of credit agreement to provide a portion of the capital needed to support Cincinnati Global's obligations at Lloyd's. The amount of this unsecured letter of credit agreement was $94 million with no amounts drawn at December 31, 2023.

At the discretion of the board of directors, the company can return capital directly to shareholders as discussed below.
•Dividends to shareholders – The ability of our company to continue paying cash dividends is subject to factors the board of directors deems relevant. While the board and management believe there is merit to sustaining the company’s long record of dividend increases, our first priority is the company’s financial strength. Over the past 10 years, the company has paid an average of 34% of net income as dividends. Through 2023, the board had increased our cash dividend for 63 consecutive years. The board's decision in January 2024 to increase the dividend demonstrated confidence in the company’s strong capital, liquidity, financial flexibility and initiatives to grow earnings.
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
Cincinnati Financial Corporation - 2023 10-K - Page 96

Item 5, Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Obligations
We pay obligations to customers, suppliers and associates in the normal course of our business operations. Some are contractual obligations that define the amount, circumstances and/or timing of payments. We have other commitments for business expenditures; such as $223 million we expect to fund for our private equity and real estate investments, however, the amount, circumstances and/or timing of our other commitments are not dictated by contractual arrangements.

Contractual Obligations
At December 31, 2023, we estimated our significant future contractual obligations as follows:

(Dollars in millions)	Year	Years	There-
Payment due by period	2024	2025-2028	after	Total
Gross property casualty loss and loss expense payments	$2,963	$4,742	$1,270	$8,975
Gross life policyholder obligations	145	500	5,709	6,354
Long-term debt	—	—	793	793
Interest on long-term debt	52	193	126	371
Profit-sharing commissions	208	—	—	208
Other liabilities	123	83	1	207
Total	$3,491	$5,518	$7,899	$16,908

Liquidity and Capital Resources Outlook
At December 31, 2023, we had $907 million in cash and cash equivalents. During 2024, our lead insurance subsidiary may pay a maximum of $729 million in dividends to our parent company without regulatory approval. That strong liquidity and our consistent cash flows give us the flexibility to meet current obligations and commitments while building value by prudently investing where we see potential for both current income and long-term return. Our cash and cash equivalents provide adequate financial cushion when short-term operating results do not meet our objectives.

A long-term perspective governs our liquidity and capital resources decisions, with the goal of benefiting our policyholders, agents, shareholders and associates over time. Our underwriting philosophy and initiatives can drive performance to achieve underwriting profit. Our GAAP combined ratio averaged 94.6% over the five-year period 2019 through 2023, resulting in strong underwriting profits.

In any year, we consider the most likely source of pressure on liquidity would be an unusually high level of catastrophe loss payments within a short period of time. There could be additional obligations for our insurance operations due to increasing severity or frequency of noncatastrophe claims. To address the risk of unusually large insurance loss obligations, including catastrophe events, we maintain property casualty reinsurance contracts with highly rated reinsurers, as discussed under 2024 Reinsurance Ceded Programs. We also monitor the financial condition of our reinsurers because their insolvency could jeopardize a portion of our $651 million reinsurance recoverable asset at December 31, 2023. Parent-company liquidity could also be constrained by Ohio regulatory requirements that restrict the dividends insurance subsidiaries can pay.

Economic weakness also has the potential to affect our liquidity and capital resources in a number of different ways, including delinquent payments from agencies, defaults on interest payments by fixed-maturity holdings in our portfolio, dividend reductions by holdings in our equity portfolio or declines in the market value of holdings in our portfolio.

Cincinnati Financial Corporation - 2023 10-K - Page 97

Off-Balance-Sheet Arrangements
We do not use any special-purpose financing vehicles or have any undisclosed off-balance-sheet arrangements (as that term is defined in applicable SEC rules) that are reasonably likely to have a current or future material effect on the company’s financial condition, results of operation, liquidity, capital expenditures or capital resources.

Property Casualty Loss and Loss Expense Obligations and Reserves
Our estimate of future gross property casualty loss and loss expense payments of $8.975 billion is lower than loss and loss expense reserves of $9.050 billion reported on our balance sheet at December 31, 2023. The $75 million difference is due to certain life and health loss reserves. Reserving practices are discussed in Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves.

For the business lines in the commercial and personal lines insurance segments, and in total for the excess and surplus lines insurance segment and for other parts of our property casualty insurance operations, the following table details gross reserves among case, IBNR and loss expense reserves, net of salvage and subrogation. The $639 million increase in total gross reserves included an $86 million increase in case loss reserves, a $395 million increase in IBNR loss reserves and a $158 million increase in loss expense reserves. The increase in total gross reserves included $285 million for our commercial casualty line of business, $179 million for excess and surplus lines and $110 million for Cincinnati Re.

Cincinnati Financial Corporation - 2023 10-K - Page 98

Property Casualty Gross Loss and Loss Expense Reserves

(Dollars in millions)	Loss reserves		Loss expense reserves	Total gross reserves
	Case reserves	IBNR reserves			Percent of total

At December 31, 2023
Commercial lines insurance:
Commercial casualty	$1,111	$1,205	$792	$3,108	34.6%
Commercial property	362	116	81	559	6.3
Commercial auto	418	303	142	863	9.6
Workers' compensation	431	540	89	1,060	11.8
Other commercial	143	26	128	297	3.3
Subtotal	2,465	2,190	1,232	5,887	65.6
Personal lines insurance:
Personal auto	222	74	73	369	4.1
Homeowner	215	122	58	395	4.4
Other personal	101	119	6	226	2.5
Subtotal	538	315	137	990	11.0
Excess and surplus lines	360	336	236	932	10.4
Cincinnati Re	158	747	6	911	10.2
Cincinnati Global	141	111	3	255	2.8
Total	$3,662	$3,699	$1,614	$8,975	100.0%

At December 31, 2022
Commercial lines insurance:
Commercial casualty	$1,163	$938	$722	$2,823	33.9%
Commercial property	301	256	71	628	7.5
Commercial auto	449	258	131	838	10.1
Workers' compensation	434	521	85	1,040	12.4
Other commercial	98	16	125	239	2.9
Subtotal	2,445	1,989	1,134	5,568	66.8
Personal lines insurance:
Personal auto	222	64	64	350	4.2
Homeowner	189	138	49	376	4.5
Other personal	99	86	5	190	2.3
Subtotal	510	288	118	916	11.0
Excess and surplus lines	302	256	195	753	9.0
Cincinnati Re	156	639	6	801	9.6
Cincinnati Global	163	132	3	298	3.6
Total	$3,576	$3,304	$1,456	$8,336	100.0%

Cincinnati Financial Corporation - 2023 10-K - Page 99

Asbestos and Environmental Loss and Loss Expense Reserves
We carried $98 million of net loss and loss expense reserves for asbestos and environmental claims at year-end 2023, compared with $92 million at year-end 2022. The asbestos and environmental claims amounts for each respective year constituted less than 2.0% of total net loss and loss expense reserves at these year-end dates.

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

Reserving data for asbestos and environmental claims has characteristics that limit the usefulness of the methods and models used to analyze loss and loss expense reserves for other claims. Specifically, asbestos and environmental loss and loss expenses for different accident years do not emerge independently of one another as loss development and Bornhuetter-Ferguson methods assume. In addition, asbestos and environmental loss and loss expense data available to date did not reflect a well-defined tail, greatly complicating the identification of an appropriate probabilistic trend family model. At year-end 2023, we used a weighted average of a paid survival ratio method and report year method to estimate reserves for IBNR asbestos and environmental claims. Our exposure to such claims is limited; we believe a weighted average of both methods produces a sufficient level of reserves.

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

Our estimates of gross property casualty loss and loss expense payments do not include reinsurance receivables or ceded losses. As discussed in 2024 Reinsurance Ceded Programs, we purchase reinsurance to mitigate our property casualty risk exposure. Ceded property casualty reinsurance unpaid receivables of $362 million at year-end 2023 are an offset to our gross property casualty loss and loss expense obligations. Our reinsurance program mitigates the liquidity risk of a single large loss or an unexpected rise in claim severity or frequency due to a catastrophic event. Reinsurance does not relieve us of our obligation to pay covered claims. The financial strength of our reinsurers is important because our ability to recover losses under our reinsurance agreements depends on the financial viability of the reinsurers.

We direct our associates to settle claims and pay losses as quickly as is practical, and we made $4.276 billion of net claim payments during 2023. At year-end 2023, total net property casualty reserves of $8.613 billion reflected $3.442 billion in unpaid amounts on reported claims (case reserves), $1.601 billion in loss expense reserves and $3.570 billion in estimates of claims that were incurred but had not yet been reported (IBNR). The specific amounts and timing of obligations related to case reserves and associated loss expenses are not set contractually. The amounts and timing of obligations for IBNR claims and related loss expenses are unknown. We discuss our methods of establishing loss and loss expense reserves and our belief that reserves are adequate in Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves.

Cincinnati Financial Corporation - 2023 10-K - Page 100

The historical pattern of using premium receipts for the payment of loss and loss expenses has enabled us to extend slightly the maturities of our investment portfolio beyond the estimated settlement date of the loss reserves. The effective duration of our consolidated property casualty fixed-maturity portfolio was 4.3 years at year-end 2023. By contrast, the duration of our loss and loss expense reserves was approximately 3.2 years. We believe this difference in duration does not affect our ability to meet current obligations because cash flow from operations is sufficient to meet these obligations. In addition, investment holdings could be sold, if necessary, to meet higher than anticipated loss and loss expenses.

Range of Reasonable Reserves
The company established a reasonably likely range for net loss and loss expense reserves of $7.926 billion to $8.704 billion at year-end 2023, with the company carrying net reserves of $8.613 billion. The range was $7.393 billion to $8.099 billion at year-end 2022, with the company carrying net reserves of $7.931 billion. Our loss and loss expense reserves are not discounted for the time-value of money, but we have reduced the reserves by an estimate of the amount of salvage and subrogation payments we expect to recover.

The low point of each year’s range corresponds to approximately one standard error below each year’s mean reserve estimate, while the high point corresponds to approximately one standard error above each year’s mean reserve estimate. We discussed management’s reasons for basing reasonably likely reserve ranges on standard errors in Critical Accounting Estimates, Reserve Estimate Variability.

The ranges reflect our assessment of the most likely unpaid loss and loss expenses at year-end 2023 and 2022. However, actual unpaid loss and loss expenses could nonetheless fall outside of the indicated ranges.

Management’s best estimate of total loss and loss expense reserves as of year-end 2023 and 2022 was consistent with the corresponding actuarial best estimate.

Cincinnati Financial Corporation - 2023 10-K - Page 101

Property Casualty Insurance Development of Estimated Reserves by Accident Year
The following table shows net reserve changes at year-end 2023, 2022 and 2021 by property casualty segment and accident year:

(Dollars in millions)	Commercial	Personal	E&S
	lines	lines	lines	Other	Totals
As of December 31, 2023
2022 accident year	$(67)	$(45)	$(16)	$(9)	$(137)
2021 accident year	(29)	(5)	—	13	(21)
2020 accident year	(42)	(1)	(7)	(18)	(68)
2019 accident year	5	(3)	4	—	6
2018 accident year	(3)	(3)	(1)	(1)	(8)
2017 accident year	(6)	(5)	4	—	(7)
2016 and prior accident years	19	(2)	5	(2)	20
(Favorable)/unfavorable	$(123)	$(64)	$(11)	$(17)	$(215)

As of December 31, 2022
2021 accident year	$(59)	$(52)	$14	$1	$(96)
2020 accident year	(85)	(15)	(14)	(10)	(124)
2019 accident year	64	4	(2)	6	72
2018 accident year	26	2	(1)	(5)	22
2017 accident year	(5)	—	(2)	(3)	(10)
2016 accident year	(10)	(2)	(2)	(1)	(15)
2015 and prior accident years	(7)	2	(2)	(1)	(8)
(Favorable)/unfavorable	$(76)	$(61)	$(9)	$(13)	$(159)

As of December 31, 2021
2020 accident year	$(215)	$(52)	$—	$(16)	$(283)
2019 accident year	(58)	—	7	(5)	(56)
2018 accident year	(42)	5	—	(7)	(44)
2017 accident year	(19)	4	1	2	(12)
2016 accident year	(11)	(1)	1	(6)	(17)
2015 accident year	—	(1)	(1)	—	(2)
2014 and prior accident years	(8)	(5)	(1)	—	(14)
(Favorable)/unfavorable	$(353)	$(50)	$7	$(32)	$(428)

Overall favorable development for consolidated property casualty reserves of $215 million in 2023 illustrated the potential for revisions inherent in estimating reserves, especially for long-tail lines such as commercial casualty and workers’ compensation. As noted in Critical Accounting Estimates, Key Assumptions Loss Reserving, our models predict that actual loss and loss expense emergence will differ from projections, and we do not attempt to monitor or identify such normal variations. The table in Property Casualty Loss and Loss Expense Obligations and Reserves shows reserves by segment and lines of business and the components of gross reserves among case, IBNR and loss expense reserves.

Cincinnati Financial Corporation - 2023 10-K - Page 102

Favorable reserve development was $66 million for our workers' compensation line of business, $55 million for our commercial property line of business and $53 million for our homeowner line of business, together accounting for approximately 81% of the overall total. Unfavorable, or adverse, reserve development included $15 million for our commercial casualty line of business. Drivers of significant reserve development typically reflect loss emergence on known claims that was more favorable or less favorable than previously anticipated for various lines of business and are discussed below.
•Commercial casualty – During 2023, we experienced unfavorable development on prior accident years in aggregate, driven by general liability coverages. Loss emergence for general liability claims rose more than anticipated and reflected economic or other forms of inflation. Due to increased uncertainty regarding ultimate losses, we intend to remain prudent in reserving for estimated ultimate losses until longer-term loss cost trends become more clear. During 2022, commercial casualty net reserve development was also unfavorable, driven by commercial umbrella coverages. Loss emergence for commercial umbrella claims rose significantly, much more than anticipated. We continue to monitor activity for various commercial casualty coverages so we can detect changes in trends on a timely basis.
•Workers’ compensation – We continue to see favorable reserve development, for all prior accident years in aggregate. During 2023 and 2022, the trend for estimated payments to be made in future calendar years was stable compared with 2021. However, we continue to monitor this line of business closely, as a sudden increase in trend for future payments has a highly leveraged effect.
•Commercial auto – Ultimate losses developed favorably by a small amount during calendar year 2023, for all prior accident years in aggregate. We believe inflation in recent years and reduced driving during the pandemic caused deviations from historical loss patterns. Due to increased uncertainty regarding ultimate losses, we intend to remain prudent in reserving for estimated ultimate losses until longer-term loss cost trends become more clear. Net reserve development was unfavorable in 2022, reflecting inflation effects.
•Commercial property and homeowner – Loss emergence was less than anticipated for both 2023 and 2022. The majority of homeowner favorable reserve development for both years related to natural catastrophe events with inherently variable loss patterns. For commercial property, catastrophe events accounted for a significant portion, but less than half, of the favorable reserve development for both years.

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

For the excess and surplus lines insurance segment, the table showing reserves by segment and lines of business in Property Casualty Loss and Loss Expense Obligations and Reserves, shows the components of gross reserves among case, IBNR and loss expense reserves. Total gross reserves increased $179 million from year-end 2022, largely due to the increase in premiums and exposures for this segment, as we discussed in Excess and Surplus Lines Insurance Results. Net reserve development was a favorable $11 million during 2023 and $9 million during 2022, following adverse development of $7 million for 2021. Adverse reserve development during 2021 reflected more prudent reserving, as claims on average remained open longer than previously expected. Favorable reserve development following a period of adverse development, or vice-versa, shown in the table above, illustrates the potential for revisions inherent in estimating reserves.

Cincinnati Financial Corporation - 2023 10-K - Page 103

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

Our estimates of gross life, annuity and disability obligations do not reflect net recoveries from reinsurance agreements. Ceded life reinsurance receivables were $216 million at year-end 2023. As discussed in 2024 Reinsurance Programs, we purchase reinsurance to mitigate our life insurance risk exposure. At year-end 2023, ceded death benefits represented approximately 33% of our total gross policy face amounts in force.

These estimated cash outflows are undiscounted with respect to interest. As a result, the sum of the cash outflows for all years of $6.354 billion (total of life insurance obligations) exceeds the liabilities recorded in life policy and investment contract reserves and separate accounts for future policy benefits and claims of $3.985 billion (total of life insurance policy reserves and separate account policy reserves). A significant portion of the difference can be attributed to the time value of money.

We have made significant assumptions to determine the estimated undiscounted cash flows of these policies and contracts that include mortality, morbidity, future lapse rates and interest crediting rates. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results.

Life Insurance Reserves
Gross life policy and investment contract reserves were $3.068 billion at year-end 2023, compared with $3.015 billion at year-end 2022. The increase was primarily due to a decrease in market value discount rates and continued growth in net in-force life insurance policy face amounts. We establish reserves for traditional life insurance policies based on certain cash flow assumptions including mortality, morbidity and lapse rates as well as a discount rate assumption. The cash flow assumptions are based on our current expectations and are reviewed annually to determine any necessary updates. These assumptions are also updated on an interim basis if evidence suggests that they should be revised. The discount rate assumption is based on upper-medium grade fixed-income instrument yields (market value discount rates) and is updated quarterly. We use both our own experience and industry experience adjusted for historical trends in arriving at our cash flow assumptions.

We establish reserves for our universal life, deferred annuity and other investment contracts equal to the cumulative account balances, which include premium deposits plus credited interest less charges and withdrawals. Some of our universal life insurance policies contain no-lapse guarantee provisions. For these policies, we establish a reserve in addition to the account balance based on expected no-lapse guarantee benefits and expected policy assessments.

Cincinnati Financial Corporation - 2023 10-K - Page 104

2024 Reinsurance Ceded Programs
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

To help determine appropriate reinsurance coverage for hurricane, earthquake and severe convective storm exposures, for business other than Cincinnati Re and Cincinnati Global we use the RMS and AIR models to estimate the probable maximum loss from a single event or multiple events occurring in a one-year period. The models are proprietary in nature, and the vendors that provide them periodically update the models, sometimes resulting in significant changes to their estimate of probable maximum loss. As of the end of 2023, both models indicated that a hurricane event represents our largest amount of exposure to losses. The table below summarizes estimated probabilities and the corresponding probable maximum loss from a single hurricane event occurring in a one-year period, for business other than Cincinnati Re and Cincinnati Global, and indicates the effect of such losses on consolidated shareholders’ equity at December 31, 2023. Net losses are net of reinsurance, estimated reinstatement premiums and income taxes, assuming a 21% federal tax rate, and assume our 2024 reinsurance programs apply.

(Dollars in millions)	RMS Model			AIR Model
			Percent			Percent
	Gross	Net	of total	Gross	Net	of total
Probability at December 31, 2023	losses	losses	equity	losses	losses	equity
2.0% (1 in 50 year event)	$572	$272	2.2%	$597	$272	2.2%
1.0% (1 in 100 year event)	901	342	2.8	923	338	2.8
0.4% (1 in 250 year event)	1,545	647	5.3	1,495	575	4.8
0.2% (1 in 500 year event)	2,225	1,217	10.1	2,007	1,003	8.3

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

Cincinnati Financial Corporation - 2023 10-K - Page 105

For 2024, the primary participants on our standard market property and casualty per-risk and per-occurrence reinsurance ceded programs include Hannover Ruck SE, Munich Reinsurance America, Partner Reinsurance Company of the U.S., Transatlantic Reinsurance Company and Swiss Reinsurance America Corporation, all of which had A.M. Best insurer financial strength ratings of A (Excellent) or better as of December 31, 2023. Our property catastrophe program is subscribed through a broker by reinsurers from the U.S., Bermuda, London and the European markets. The largest participant in our property catastrophe program, representing approximately 19% of total participation, is the Lloyd's of London placement that features numerous syndicates. Some of the other reinsurers with large participation in the program include Lancashire Insurance Company Limited, Mapfre Re, Partner Reinsurance Company Ltd., Everest Re Group Ltd. and Chubb Tempest Reinsurance Ltd.

The following table shows our five largest property casualty reinsurance receivable amounts by reinsurer at year-end 2023 and 2022. Michigan Catastrophic Claims Association is a mandatory nonprofit association which runs a reinsurance program funded by an annual premium assessment per vehicle. This assessment covers Michigan’s automobile no-fault policies, which provide unlimited lifetime coverage for medical expenses resulting from auto accidents. The A.M. Best insurer financial strength ratings as of the end of the two most recent years are also shown for each of those reinsurers that have an applicable rating.

(Dollars in millions)	2023		2022
Name of reinsurer	Total receivable	A.M. Best Rating	Total receivable	A.M. Best Rating
Munich Reinsurance America	$50	A+	$41	A+
Hannover Ruck SE	47	A+	24	A+
Swiss Reinsurance America Corporation	42	A+	34	A+
Hartford Steam Boiler Inspection & Insurance Company	35	A++	30	A++
Michigan Catastrophic Claims Association	33	NA	37	NA

Cincinnati Financial Corporation - 2023 10-K - Page 106

Primary components of the 2024 property and casualty reinsurance program are summarized below. The premium estimates below occurred near the beginning of each respective year, when direct written premiums that were subject to applicable reinsurance treaties were also estimated.
•Property per risk treaty – The primary purpose of the property treaty is to provide capacity up to $50 million, adequate for the majority of the risks we write. It also includes protection for extra-contractual liability coverage losses. We retain the first $10 million of each loss. Losses between $10 million and $50 million are reinsured at 100%. The 2024 ceded premium estimate was $71 million, compared with $54 million for the 2023 estimate.
•Property excess treaty – We purchased a property reinsurance treaty that provides an additional $50 million in protection for certain property losses. This treaty, along with the property per risk treaty, provides a total of $100 million of protection. The 2024 ceded premium estimate was approximately $9 million, compared with $6 million for the 2023 estimate.
•Casualty per occurrence treaty – The casualty treaty provides capacity up to $25 million. Similar to the property treaty, it provides sufficient capacity to cover the vast majority of casualty accounts we insure and also includes protection for extra-contractual liability coverage losses. We retain the first $10 million of each loss. Losses between $10 million and $25 million are reinsured at 100%. The 2024 ceded premium estimate was $20 million, compared with $19 million for the 2023 estimate.
•Casualty excess treaty – We purchase a casualty reinsurance treaty that provides an additional $45 million in protection for certain casualty losses. This treaty, along with the casualty per occurrence treaty, provides a total of $70 million of protection for workers’ compensation, extra-contractual liability coverage and clash coverage losses, which would apply when a single occurrence involves multiple policyholders of The Cincinnati Insurance Companies or multiple coverages for one insured. The 2024 ceded premium estimate was approximately $4 million, essentially unchanged from the 2023 estimate.
•Property catastrophe treaty – To protect against catastrophic events such as wind and hail, wildfires, winter storms, hurricanes or earthquakes, we purchased property catastrophe reinsurance with a limit up to $1.200 billion. This treaty and our property and casualty treaties contain exclusions for communicable disease and cyber losses. This treaty also contains an exclusion for terrorism, which varies in level of coverage across the program. Aggregation of losses into one event, sometimes referred to as an hours clause, varies by peril. For example, the general provision in this treaty is 168 hours, but it is 120 hours for a wind event and 96 hours for a riot or civil commotion event. Losses from the same occurrence can be aggregated into one limit over the hour period applicable to the peril causing the loss and applied to the treaty towards recovery. The treaty contains one reinstatement provision. The 2024 ceded premium estimate was $76 million, compared with $49 million for the 2023 estimate when the limit of coverage was $1.100 billion and we retained more risk for some of the layers described below. We retain the first $200 million of any loss, and a share of losses up to $1.200 billion. The percentage share we retain for each layer of coverage is indicated below:
◦60.1% of losses between $200 million and $300 million
◦24.8% of losses between $300 million and $400 million
◦18.6% of losses between $400 million and $600 million
◦10.6% of losses between $600 million and $800 million
◦20.4% of losses between $800 million and $1.000 billion
◦19.6% of losses between $1.000 billion and $1.200 billion

After reinsurance, including coverage of up to $25 million from the treaty effective June 1, 2023, described below, our maximum exposure to a catastrophic event that causes $1.200 billion in covered losses in 2024 would be $423 million, compared with retention of $617 million in 2023 for an event causing $1.200 billion in covered losses. The largest catastrophe loss event in our history occurred during 2022 from a December 21-31 winter storm system that affected many states in the U.S. Our losses from that storm were estimated to be $250 million, before reinsurance, as of December 31, 2023. The second largest catastrophe loss event in our history occurred during 2011 from a May 20-27 storm system that included a tornado in Joplin, Missouri, and that also included significant losses from hail in the Dayton, Ohio, area. Our losses from that storm were estimated to be $226 million, before reinsurance, based on updated estimates as of December 31, 2017.

Individual risks with insured values in excess of $100 million, as identified in the policy, are handled through a different reinsurance mechanism. We typically reinsure property coverage for individual risks with insured values between $100 million and $315 million under an automatic facultative agreement. For risks with property values exceeding $315 million, we negotiate the purchase of facultative coverage on an individual certificate basis.
Cincinnati Financial Corporation - 2023 10-K - Page 107

For casualty coverage on individual risks with limits exceeding $25 million, facultative reinsurance coverage is placed on an individual certificate basis. For risks with casualty limits that are between $25 million and $27 million, we sometimes forego facultative reinsurance and retain an additional $2 million of loss exposure.

Terrorism coverage at various levels has been secured in most of our reinsurance agreements. The broadest coverage for this peril is found in the property and casualty working treaties, the property per risk treaty and the casualty per occurrence treaty, which provide coverage for commercial and personal risks. A portion of our property catastrophe treaty provides terrorism coverage for personal risks, and coverage for commercial risks with total insured values of $28 million or less. For insured values between $10 million and $100 million, there also may be coverage in the property working treaty.

A form of reinsurance is also provided through The Terrorism Risk Insurance Act of 2002 (TRIA). TRIA was originally signed into law on November 26, 2002, and extended on several occasions. The most recent extension was signed into law on December 20, 2019, and is scheduled to expire on December 31, 2027. TRIA provides a temporary federal backstop for losses related to the writing of the terrorism peril in property casualty insurance policies. Under regulations promulgated under this statute, insurers are required to offer terrorism coverage for certain lines of property casualty insurance, including property, commercial multi-peril, fire, ocean marine, inland marine, liability, aircraft and workers’ compensation. In the event of a terrorism event defined by TRIA, the federal government would reimburse terrorism claim payments subject to the insurer’s deductible. The deductible is calculated as a percentage of subject written premiums for the preceding calendar year. Our deductible in 2023 was $708 million (20% of 2022 subject premiums), and we estimate it is $763 million (20% of 2023 subject premiums) for 2024.

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

The Cincinnati Specialty Underwriters Insurance Company has separate property and casualty reinsurance treaties for 2024 through its parent, The Cincinnati Insurance Company. Primary components of the treaties include:
•Property per risk treaty – The property treaty provides limits up to $6 million, which is adequate capacity for the risk profile we insure. It also includes protection for extra-contractual liability coverage losses. Cincinnati Specialty Underwriters retains the first $2 million of any policy loss. Losses between $2 million and $6 million are reinsured at 100% by The Cincinnati Insurance Company.
•Casualty treaties – The casualty treaty is written on an excess of loss basis and provides limits up to $6 million, which is adequate capacity for the risk profile we insure. A second treaty layer of $5 million excess of $6 million is written to provide coverage for extra contractual obligations or clash exposures. The maximum retention for any one casualty loss is $2 million by Cincinnati Specialty Underwriters. Losses on a per occurrence basis between $2 million and $6 million and extra contractual and clash losses between $6 million and $11 million are reinsured at 100% by The Cincinnati Insurance Company.
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

Cincinnati Financial Corporation - 2023 10-K - Page 108

For property risks with limits exceeding $6 million or casualty risks with limits exceeding $6 million, underwriters place facultative reinsurance coverage on an individual certificate basis.

Cincinnati Life, our life insurance subsidiary, purchases reinsurance under separate treaties with many of the same reinsurers that write the property casualty working treaties. Our corporate retention is $1 million on a single life. For our core term life insurance line of business, effective November 1, 2015, we increased our retention to $1 million for issue ages up to 61 years on new term life insurance sales, ceding the balance using excess over retention mortality coverage, and retaining the policy reserve. For issue ages 61 years or older, our retention is $500,000. Prior to November 1, 2015, and after 2004, we retain $500,000 per life. For term life insurance business written prior to 2005, we retain 10% to 25% of each term policy, not to exceed $500,000, ceding the balance of mortality risk and policy reserve.

We also have catastrophe reinsurance coverage on our life insurance operations that reimburses us for covered net losses in excess of $14 million. Our recovery is capped at $75 million for losses per occurrence.

The following table shows our five largest life reinsurance receivable amounts by reinsurer at year-end 2023 and 2022. Insurer financial strength ratings are also shown.

(Dollars in millions)	2023			2022
Name of reinsurer	Total receivable	Rating agency	Rating	Total receivable	Rating Agency	Rating
Swiss Re Life & Health America, Inc.	$61	A.M. Best	A+	$64	A.M. Best	A+
General Re Life Corporation	50	A.M. Best	A++	46	A.M. Best	A++
Lincoln National Life Insurance Company	28	A.M. Best	A	28	A.M. Best	A
Employers Reassurance Corporation	15	S&P	BBB+	15	S&P	BBB+
Munich American Reassurance Company	12	A.M. Best	A+	11	A.M. Best	A+

Cincinnati Financial Corporation - 2023 10-K - Page 109

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
Factors that could cause or contribute to such differences include, but are not limited to:
•Ongoing developments concerning business interruption insurance claims and litigation related to the COVID-19 pandemic that affect our estimates of losses and loss adjustment expenses or our ability to reasonably estimate such losses, such as:
◦The continuing duration of the pandemic and governmental actions to limit the spread of the virus that may produce additional economic losses
◦The number of policyholders that will ultimately submit claims or file lawsuits
◦The lack of submitted proofs of loss for allegedly covered claims
◦Judicial rulings in similar litigation involving other companies in the insurance industry
◦Differences in state laws and developing case law
◦Litigation trends, including varying legal theories advanced by policyholders
◦Whether and to what degree any class of policyholders may be certified
◦The inherent unpredictability of litigation
•Effects of any future pandemic, or the resurgence of the COVID-19 pandemic, that could affect results for reasons such as:
◦Securities market disruption or volatility and related effects such as decreased economic activity and continued supply chain disruptions that affect our investment portfolio and book value
◦An unusually high level of claims in our insurance or reinsurance operations that increase litigation-related expenses
◦An unusually high level of insurance losses, including risk of court decisions extending business interruption insurance in commercial property coverage forms to cover claims for pure economic loss related to such pandemic
◦Decreased premium revenue and cash flow from disruption to our distribution channel of independent agents, consumer self-isolation, travel limitations, business restrictions and decreased economic activity
◦Inability of our workforce, agencies or vendors to perform necessary business functions
•Unusually high levels of catastrophe losses due to risk concentrations, changes in weather patterns (whether as a result of global climate change or otherwise), environmental events, war or political unrest, terrorism incidents, cyberattacks, civil unrest or other causes
•Increased frequency and/or severity of claims or development of claims that are unforeseen at the time of policy issuance, due to inflationary trends or other causes
•Inadequate estimates or assumptions, or reliance on third-party data used for critical accounting estimates
•Declines in overall stock market values negatively affecting our equity portfolio and book value
•Interest rate fluctuations or other factors that could significantly affect:
•Our ability to generate growth in investment income
•Values of our fixed-maturity investments, including accounts in which we hold bank-owned life insurance contract assets
•Our traditional life policy reserves
•Domestic and global events, such as Russia's invasion of Ukraine, war in the Middle East and disruptions in the banking and financial services industry, resulting in insurance losses, capital market or credit market uncertainty, followed by prolonged periods of economic instability or recession, that lead to:
◦Significant or prolonged decline in the fair value of a particular security or group of securities and impairment of the asset(s)
◦Significant decline in investment income due to reduced or eliminated dividend payouts from a particular security or group of securities
Cincinnati Financial Corporation - 2023 10-K - Page 110

◦Significant rise in losses from surety or director and officer policies written for financial institutions or other insured entities or in losses from policies written by Cincinnati Re or Cincinnati Global
•Our inability to manage Cincinnati Global or other subsidiaries to produce related business opportunities and growth prospects for our ongoing operations
•Recession, prolonged elevated inflation or other economic conditions resulting in lower demand for insurance products or increased payment delinquencies
•Ineffective information technology systems or discontinuing to develop and implement improvements in technology may impact our success and profitability
•Difficulties with technology or data security breaches, including cyberattacks, that could negatively affect our or our agents' ability to conduct business; disrupt our relationships with agents, policyholders and others; cause reputational damage, mitigation expenses and data loss and expose us to liability under federal and state laws
•Difficulties with our operations and technology that may negatively impact our ability to conduct business, including cloud-based data information storage, data security, cyberattacks, remote working capabilities, and/or outsourcing relationships and third-party operations and data security
•Disruption of the insurance market caused by technology innovations such as driverless cars that could decrease consumer demand for insurance products
•Delays, inadequate data developed internally or from third parties, or performance inadequacies from ongoing development and implementation of underwriting and pricing methods, including telematics and other usage-based insurance methods, or technology projects and enhancements expected to increase our pricing accuracy, underwriting profit and competitiveness
•Intense competition, and the impact of innovation, technological change and changing customer preferences on the insurance industry and the markets in which we operate, could harm our ability to maintain or increase our business volumes and profitability
•Changing consumer insurance-buying habits and consolidation of independent insurance agencies could alter our competitive advantages
•Inability to obtain adequate ceded reinsurance on acceptable terms, amount of reinsurance coverage purchased, financial strength of reinsurers and the potential for nonpayment or delay in payment by reinsurers
•Inability to defer policy acquisition costs for any business segment if pricing and loss trends would lead management to conclude that segment could not achieve sustainable profitability
•Inability of our subsidiaries to pay dividends consistent with current or past levels
•Events or conditions that could weaken or harm our relationships with our independent agencies and hamper opportunities to add new agencies, resulting in limitations on our opportunities for growth, such as:
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
Cincinnati Financial Corporation - 2023 10-K - Page 111

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

Cincinnati Financial Corporation - 2023 10-K - Page 112

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

Cincinnati Financial Corporation - 2023 10-K - Page 113

Risks associated with the asset classes described in Item 1, Our Segments, Investments Segment, can be summarized as follows (H – high, A – average, L – low):

	Taxable fixed maturities	Tax-exempt fixed maturities	Common equities	Nonredeemable preferred equities
Political	A	H	A	A
Regulatory	A	A	A	A
Economic	A	A	H	A
Revaluation	H	H	H	H
Interest rate	A	A	A	A
Fraud	A	L	A	A
Credit	A	L	A	A
Default	A	L	A	A

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

Cincinnati Financial Corporation - 2023 10-K - Page 114

Our dynamic financial planning model uses analytical tools to assess market risks. As part of this model, the effective duration of the fixed-maturity portfolio is continually monitored by our investment department to evaluate the theoretical impact of interest rate movements.

The table below summarizes the effect of an instantaneous hypothetical change in interest rates on the fair value of our fixed-maturity portfolio.

(Dollars in millions)	Effect from interest rate change in basis points
	-200	-100	—	100	200
At December 31, 2023	$14,962	$14,375	$13,791	$13,179	$12,543
At December 31, 2022	$13,300	$12,714	$12,132	$11,548	$10,974

The effective duration of the fixed-maturity portfolio was 4.3 years at year-end 2023, down from 4.7 years at year-end 2022. A 100-basis-point movement in interest rates would result in an approximately 4.3% change in the fair value of the fixed-maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value are to changes in the general level of interest rates, exclusive of call features. The fair values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.

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

Cincinnati Financial Corporation - 2023 10-K - Page 115

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

The table below summarizes the effect of hypothetical changes in market prices on the fair value of our equity portfolio.

(Dollars in millions)	Effect from market price change in percent
	-30%	-20%	-10%	—	10%	20%	30%
At December 31, 2023	$7,692	$8,791	$9,890	$10,989	$12,088	$13,187	$14,286
At December 31, 2022	$6,889	$7,873	$8,857	$9,841	$10,825	$11,809	$12,793

Our equity holdings represented $10.989 billion in fair value at year-end 2023. No holding had a fair value greater than 8.0% of our $10.641 billion publicly traded common stock portfolio. We had 39 holdings among nine different sectors each with a fair value greater than $100 million. See Item 1, Our Segments, Investments Segment and Item 8, Note 2 of the Consolidated Financial Statements, for additional details on our holdings.

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

Cincinnati Financial Corporation - 2023 10-K - Page 116

Application of Asset Impairment Policy
As discussed in Item 7, Critical Accounting Estimates, Asset Impairment, our fixed-maturity investment portfolio is evaluated for credit-related impairments. The company’s asset impairment committee monitors a number of significant factors for indications of investments with a fair value below the carrying amount that may not be recoverable. The application of our impairment policy resulted in write-downs of impaired securities intended to be sold that reduced our income before income taxes by $4 million in 2023, $5 million in 2022 and $1 million in 2021. Impairments are discussed in Item 7, Investments Results.

We expect the number of fixed-maturity securities with a fair value below 100% of amortized cost to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, amortized cost for some securities have been revised due to impairment charges recognized in prior periods. At year-end 2023, 2,840 of the 4,738 fixed-maturity securities we owned had a fair value below 100% of amortized cost compared with 3,272 of the 4,521 at year-end 2022 and 278 of the 4,329 at year-end 2021.

The 2,840 holdings fair valued below amortized cost at year-end 2023 represented 67.4% of our fixed-maturity portfolio and $687 million in unrealized losses.
•1,963 of these holdings were fair valued between 90% and 100% of amortized cost. The value of these securities fluctuates primarily because of changes in interest rates. The fair value of these 1,963 securities was $7.208 billion at year-end 2023, and they accounted for $226 million in unrealized losses.
•857 of these holdings were fair valued between 70% and 90% of amortized cost. The fair value of these holdings was $2.044 billion, and they accounted for $438 million in unrealized losses.
•20 of these holdings had a fair value below 70% of amortized cost. The fair value of these holdings was $44 million, and they accounted for $23 million in unrealized losses.

The following table summarizes the length of time securities in the investment portfolio have been in a continuous unrealized loss position.

(Dollars in millions)	Less than 12 months		12 months or more		Total
At December 31, 2023	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed-maturity securities:
Corporate	$379	$13	$5,560	$441	$5,939	$454
States, municipalities and political subdivisions	313	2	1,932	206	2,245	208
Government-sponsored enterprises	652	3	113	3	765	6
United States government	32	—	129	3	161	3
Mortgage-backed	5	—	172	16	177	16
Foreign government	3	—	6	—	9	—
Total	$1,384	$18	$7,912	$669	$9,296	$687
At December 31, 2022
Fixed-maturity securities:
Corporate	$5,651	$412	$661	$168	$6,312	$580
States, municipalities and political subdivisions	2,600	274	77	29	2,677	303
Government-sponsored enterprises	123	3	3	—	126	3
United States government	146	3	41	2	187	5
Mortgage-backed	215	13	14	3	229	16
Foreign government	25	1	4	—	29	1
Total	$8,760	$706	$800	$202	$9,560	$908

Cincinnati Financial Corporation - 2023 10-K - Page 117

The following table summarizes and classifies securities based on fair values relative to amortized cost:

(Dollars in millions)	Number of issues	Amortized cost	Fair value	Gross unrealized gain (loss)	Gross investment income
At December 31, 2023
Taxable fixed maturities:
Fair valued below 70% of amortized cost	16	$55	$36	$(19)	$2
Fair valued at 70% to less than 100% of amortized cost	1,854	8,316	7,734	(582)	362
Fair valued at 100% and above of amortized cost	494	2,043	2,119	76	83
Investment income on securities sold in current year	—	—	—	—	22
Total	2,364	10,414	9,889	(525)	469

Tax-exempt fixed maturities:
Fair valued below 70% of amortized cost	4	12	8	(4)	1
Fair valued at 70% to less than 100% of amortized cost	966	1,600	1,518	(82)	47
Fair valued at 100% and above of amortized cost	1,404	2,335	2,376	41	79
Investment income on securities sold in current year	—	—	—	—	4
Total	2,374	3,947	3,902	(45)	131

Fixed-maturities summary:
Fair valued below 70% of amortized cost	20	67	44	(23)	3
Fair valued at 70% to less than 100% of amortized cost	2,820	9,916	9,252	(664)	409
Fair valued at 100% and above of amortized cost	1,898	4,378	4,495	117	162
Investment income on securities sold in current year	—	—	—	—	26
Total	4,738	$14,361	$13,791	$(570)	$600

At December 31, 2022
Fixed-maturities summary:
Fair valued below 70% of amortized cost	49	$91	$61	$(30)	$3
Fair valued at 70% to less than 100% of amortized cost	3,223	10,377	9,499	(878)	392
Fair valued at 100% and above of amortized cost	1,249	2,511	2,572	61	92
Investment income on securities sold in current year	—	—	—	—	23
Total	4,521	$12,979	$12,132	$(847)	$510

Cincinnati Financial Corporation - 2023 10-K - Page 118

ITEM 8.       Financial Statements and Supplementary Data

Responsibility for Financial Statements
We have prepared the consolidated financial statements of Cincinnati Financial Corporation and our subsidiaries for the year ended December 31, 2023, in accordance with accounting principles generally accepted in the United States of America (GAAP).

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

Deloitte & Touche LLP, our independent registered public accounting firm, audited the consolidated financial statements of Cincinnati Financial Corporation and subsidiaries for the year ended December 31, 2023. Deloitte & Touche LLP met with our audit committee to discuss the results of its audit. They have the opportunity to discuss the adequacy of internal controls and the quality of financial reporting without management present.

Cincinnati Financial Corporation - 2023 10-K - Page 119

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2023, as required by Section 404 of the Sarbanes Oxley Act of 2002. Management’s assessment was based on the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the company maintained effective internal control over financial reporting as of December 31, 2023. The assessment led management to conclude that, as of December 31, 2023, the company’s internal control over financial reporting was effective based on those criteria.

The company’s independent registered public accounting firm has issued an audit report on our internal control over financial reporting as of December 31, 2023.

/S/ Steven J. Johnston
Steven J. Johnston, FCAS, MAAA, CFA, CERA
Chairman and Chief Executive Officer

/S/ Michael J. Sewell
Michael J. Sewell, CPA
Chief Financial Officer, Executive Vice President and Treasurer
(Principal Accounting Officer)

February 26, 2024

Cincinnati Financial Corporation - 2023 10-K - Page 120

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Cincinnati Financial Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Cincinnati Financial Corporation and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the schedules listed in the Index at Item 15(c) (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company changed its method of accounting, measurement, and disclosure of long duration contracts effective January 1, 2023, using the modified retrospective method applied as of the transition date of January 1, 2021, due to adoption of ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts.

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
Cincinnati Financial Corporation - 2023 10-K - Page 121

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
February 26, 2024

We have served as the Company’s auditor since 1980.
Cincinnati Financial Corporation - 2023 10-K - Page 122

Cincinnati Financial Corporation and Subsidiaries
Consolidated Balance Sheets

(Dollars in millions, except per share data)	December 31,	December 31,
	2023	2022
Assets
Investments
Fixed maturities, at fair value (amortized cost: 2023—$14,361; 2022—$12,979)	$13,791	$12,132
Equity securities, at fair value (cost: 2023—$4,282; 2022—$4,294)	10,989	9,841
Other invested assets	577	452
Total investments	25,357	22,425
Cash and cash equivalents	907	1,264
Investment income receivable	192	160
Finance receivable	108	92
Premiums receivable	2,592	2,322
Reinsurance recoverable	651	665
Prepaid reinsurance premiums	55	51
Deferred policy acquisition costs	1,093	1,013
Land, building and equipment, net, for company use (accumulated depreciation: 2023—$337; 2022—$322)	208	202
Other assets	681	646
Separate accounts	925	892
Total assets	$32,769	$29,732

Liabilities
Insurance reserves
Loss and loss expense reserves	$9,050	$8,400
Life policy and investment contract reserves	3,068	3,015
Unearned premiums	4,119	3,689
Other liabilities	1,311	1,229
Deferred income tax	1,324	1,054
Note payable	25	50
Long-term debt and lease obligations	849	841
Separate accounts	925	892
Total liabilities	20,671	19,170

Commitments and contingent liabilities (Note 16)

Shareholders' Equity
Common stock, par value—$2 per share; (authorized: 2023 and 2022—500 million shares; issued: 2023 and 2022—198.3 million shares)	397	397
Paid-in capital	1,437	1,392
Retained earnings	13,084	11,711
Accumulated other comprehensive income	(435)	(614)
Treasury stock, at cost (2023—41.3 million shares and 2022—41.2 million shares)	(2,385)	(2,324)
Total shareholders' equity	12,098	10,562
Total liabilities and shareholders' equity	$32,769	$29,732

Accompanying Notes are an integral part of these Consolidated Financial Statements.
Cincinnati Financial Corporation - 2023 10-K - Page 123

Cincinnati Financial Corporation and Subsidiaries
Consolidated Statements of Income

(Dollars in millions, except per share data)	Years ended December 31,
	2023	2022	2021
Revenues
Earned premiums	$7,958	$7,225	$6,478
Investment income, net of expenses	894	781	714
Investment gains and losses, net	1,127	(1,467)	2,409
Fee revenues	21	14	15
Other revenues	13	10	10
Total revenues	10,013	6,563	9,626
Benefits and Expenses
Insurance losses and contract holders' benefits	5,274	5,019	3,909
Underwriting, acquisition and insurance expenses	2,384	2,162	1,946
Interest expense	54	53	53
Other operating expenses	25	23	20
Total benefits and expenses	7,737	7,257	5,928
Income (Loss) Before Income Taxes	2,276	(694)	3,698
Provision (Benefit) for Income Taxes
Current	210	148	247
Deferred	223	(355)	483
Total provision (benefit) for income taxes	433	(207)	730
Net Income (Loss)	$1,843	$(487)	$2,968
Per Common Share
Net income (loss)—basic	$11.74	$(3.06)	$18.43
Net income (loss)—diluted	11.66	(3.06)	18.24

Accompanying Notes are an integral part of these Consolidated Financial Statements.

Cincinnati Financial Corporation - 2023 10-K - Page 124

Cincinnati Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

(Dollars in millions)	Years ended December 31,
	2023	2022	2021
Net Income (Loss)	$1,843	$(487)	$2,968
Other Comprehensive Income (Loss)
Change in unrealized gains and losses on investments, net of tax (benefit) of $59, $(347) and $(50), respectively	218	(1,292)	(184)
Amortization of pension actuarial gains and losses and prior service cost, net of tax (benefit) of $(1), $2 and $14, respectively	(5)	7	54
Change in life policy reserves, reinsurance recoverable and other, net of tax (benefit) of $(8), $99 and $24, respectively	(34)	374	92
Other comprehensive income (loss)	179	(911)	(38)
Comprehensive Income (Loss)	$2,022	$(1,398)	$2,930

Accompanying Notes are an integral part of these Consolidated Financial Statements.
Cincinnati Financial Corporation - 2023 10-K - Page 125

Cincinnati Financial Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity

(Dollars in millions)	Years ended December 31,
	2023	2022	2021
Common Stock
Beginning of year	$397	$397	$397
Share-based awards	—	—	—
End of year	397	397	397

Paid-In Capital
Beginning of year	1,392	1,356	1,328
Share-based awards	(3)	(10)	(14)
Share-based compensation	40	37	33
Other	8	9	9
End of year	1,437	1,392	1,356

Retained Earnings
Beginning of year	11,711	12,635	10,085
Cumulative effect of change in accounting for long-duration insurance contracts (Note 1)	—	—	(12)
Adjusted beginning of year	11,711	12,635	10,073
Net income (loss)	1,843	(487)	2,968
Dividends declared	(470)	(437)	(406)
End of year	13,084	11,711	12,635

Accumulated Other Comprehensive Income (Loss)
Beginning of year	(614)	297	769
Cumulative effect of change in accounting for long-duration insurance contracts (Note 1)	—	—	(434)
Adjusted beginning of year	(614)	297	335
Other comprehensive income (loss)	179	(911)	(38)
End of year	(435)	(614)	297

Treasury Stock
Beginning of year	(2,324)	(1,921)	(1,790)
Share-based awards	11	14	18
Shares acquired - share repurchase authorization	(67)	(410)	(144)
Shares acquired - share-based compensation plans	(8)	(10)	(8)
Other	3	3	3
End of year	(2,385)	(2,324)	(1,921)

Total Shareholders' Equity	$12,098	$10,562	$12,764

(In millions)
Common Stock - Shares Outstanding
Beginning of year	157.1	160.3	160.9
Share-based awards	0.4	0.5	0.6
Shares acquired - share repurchase authorization	(0.6)	(3.8)	(1.2)
Shares acquired - share-based compensation plans	—	—	(0.1)
Other	0.1	0.1	0.1
End of year	157.0	157.1	160.3

Accompanying Notes are an integral part of these Consolidated Financial Statements.

Cincinnati Financial Corporation - 2023 10-K - Page 126

Cincinnati Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

(Dollars in millions)	Years ended December 31,
	2023	2022	2021
Cash Flows From Operating Activities
Net income (loss)	$1,843	$(487)	$2,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	112	127	118
Investment gains and losses, net	(1,108)	1,493	(2,353)
Interest credited to contract holders	45	43	45
Deferred income tax expense	223	(355)	483
Changes in:
Premiums and reinsurance receivable	(264)	(340)	(240)
Deferred policy acquisition costs	(80)	(96)	(78)
Other assets	(30)	28	(11)
Loss and loss expense reserves	650	1,095	559
Life policy and investment contract reserves	99	78	76
Unearned premiums	430	418	311
Other liabilities	90	88	128
Current income tax receivable/payable	42	(40)	(25)
Net cash provided by operating activities	2,052	2,052	1,981
Cash Flows From Investing Activities
Sale, call or maturity of fixed maturities	1,136	1,113	1,461
Sale of equity securities	206	430	136
Purchase of fixed maturities	(2,554)	(1,901)	(2,388)
Purchase of equity securities	(220)	(466)	(313)
Changes in finance receivables	(15)	7	(2)
Investment in buildings and equipment	(18)	(15)	(15)
Change in other invested assets, net	(143)	(101)	64
Net cash used in investing activities	(1,608)	(933)	(1,057)
Cash Flows From Financing Activities
Payment of cash dividends to shareholders	(454)	(423)	(395)
Shares acquired - share repurchase authorization	(67)	(410)	(144)
Changes in note payable	(25)	(4)	—
Proceeds from stock options exercised	9	10	13
Contract holders' funds deposited	83	70	85
Contract holders' funds withdrawn	(218)	(144)	(146)
Other	(129)	(93)	(98)
Net cash used in financing activities	(801)	(994)	(685)
Net change in cash and cash equivalents	(357)	125	239
Cash and cash equivalents at beginning of year	1,264	1,139	900
Cash and cash equivalents at end of year	$907	$1,264	$1,139
Supplemental Disclosures of Cash Flow Information
Interest paid	$54	$53	$52
Income taxes paid	136	165	257
Noncash Activities
Equipment acquired under finance lease obligations	$20	$17	$12
Share-based compensation	19	27	26
Other assets and other liabilities	77	115	87

Accompanying Notes are an integral part of these Consolidated Financial Statements.
Cincinnati Financial Corporation - 2023 10-K - Page 127

Notes to Consolidated Financial Statements

NOTE 1 – Summary of Significant Accounting Policies

Nature of Operations
Cincinnati Financial Corporation (CFC) operates through The Cincinnati Insurance Company and Cincinnati Global Underwriting Ltd.SM (Cincinnati Global) insurance subsidiaries and two complementary subsidiary companies.

The Cincinnati Insurance Company leads our insurance group that also includes two subsidiaries: The Cincinnati Casualty Company and The Cincinnati Indemnity Company. This group markets a broad range of standard market commercial and personal policies. The group focuses on delivery of quality customer service to our select group of 2,080 independent insurance agencies with 3,116 reporting locations across 46 states. Other subsidiaries of The Cincinnati Insurance Company include: The Cincinnati Life Insurance Company, which markets life insurance and fixed annuities; and The Cincinnati Specialty Underwriters Insurance Company, which offers excess and surplus lines property casualty insurance products. The Cincinnati Insurance Company also conducts the business of our reinsurance assumed operations, Cincinnati Re®.

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

Investments
Our portfolio investments are primarily in publicly traded fixed-maturity and equity security investments. Fixed-maturity investments (taxable bonds, tax-exempt bonds, redeemable preferred equities and mortgage-backed securities) classified as available for sale and equity investments (common and nonredeemable preferred equities) are recorded at fair value in the consolidated financial statements. Changes in fair value of fixed-maturity securities are reported in other comprehensive income while equity securities are reported in net income. The number of fixed-maturity securities with fair values below 100% of amortized cost can be expected to fluctuate as interest rates rise or fall. Because of our strong capital and long-term investment horizon, our general intent is to hold fixed-maturity investments until maturity, regardless of short-term fluctuations in fair values.

An available for sale fixed maturity is impaired if the fair value of the security is below amortized cost. The impaired loss is charged to net income when we have the intent to sell the security or it is more likely than not we will be required to sell the security before recovery of the amortized cost. For impaired securities we intend to hold, an allowance for credit related losses is recorded in investment losses when the company determines a credit loss has been incurred based on certain factors such as adverse conditions, credit rating downgrades or failure of the issuer to make scheduled principal or interest payments. A credit loss is determined using a discounted cash flow analysis by comparing the present value of expected cash flows with the amortized cost basis, limited to the difference between fair value and amortized cost. Noncredit losses are recognized in other comprehensive income as a change in unrealized gains and losses on investments. As securities are sold, we recognize the gain or loss in net income based on the trade date.

Included within our other invested assets were $434 million and $337 million of private equity investments, $66 million and $47 million of real estate through direct property ownership and development projects in the United States, $44 million and $37 million held on deposit at Lloyd's and $33 million and $31 million of life policy loans at December 31, 2023 and 2022, respectively. The private equity investments provide their financial statements to us
Cincinnati Financial Corporation - 2023 10-K - Page 128

and generally report investments on their balance sheets at fair value. We use the equity method of accounting for private equity and real estate development investments. Lloyd's deposits primarily consist of highly liquid short-term investment instruments. Life policy loans are carried at the receivable value.

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

For the purpose of Accounting Standards Codification (ASC) 825, Financial Instruments disclosure, we estimate the fair value of our long-term senior notes on market pricing of similar debt instruments that are actively trading. We estimate the fair value of our note payable on the year-end outstanding balance because it is short term and tied to a variable interest rate. We estimate the fair value of liabilities for investment contracts and annuities using discounted cash flow calculations across a wide range of economic interest rate scenarios with a provision for our nonperformance risk. We estimate the fair value for policyholder loans on insurance contracts using a discounted cash flow model. Determination of fair value for structured settlements assumes the discount rates used to calculate the present value of expected payments are the risk-free spot rates plus an A3 rated bond spread for financial issuers at December 31, 2023, to account for nonperformance risk. See Note 3, Fair Value Measurements, for further details.

Cash and Cash Equivalents
Cash and cash equivalents are highly liquid instruments that include liquid debt instruments with original maturities of less than three months. These are carried at cost, which approximates fair value.

Property Casualty Insurance
The consolidated property casualty companies actively write property casualty insurance through independent agencies in 46 states. Our 10 largest states generated 50.1% of total earned premiums in 2023 and 2022. Ohio, our largest state, accounted for 13.4% of total earned premiums in 2023 and 2022. Illinois, New York, North Carolina, Pennsylvania and Georgia each accounted for between 4% and 6% of total earned premiums in 2023. Our largest single agency relationship accounted for approximately 0.6% of our total property casualty earned premiums in 2023. No aggregate agency relationship locations under a single ownership structure accounted for more than 6% of our total property casualty earned premiums in 2023. We record revenues for installment charges as fee revenues in the consolidated statements of income.

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
Cincinnati Financial Corporation - 2023 10-K - Page 129

An allowance for credit losses on uncollectible property casualty premiums is updated and reviewed on a quarterly basis. The allowance for credit losses was $16 million, $13 million and $14 million at December 31, 2023, 2022 and 2021, respectively. Changes in the amount for each period were immaterial.

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

Long-duration contracts are written to provide coverage for an extended period of time. Traditional long-duration contracts require policyholders to pay scheduled gross premiums, generally not less frequently than annually, over the term of the coverage. Premiums for these contracts, such as whole life insurance, are recognized as revenue when due. Some traditional long-duration contracts, such as ten-pay whole life insurance, have premium payment periods shorter than the period over which coverage is provided. For these contracts, the excess of premium over the amount required to pay expenses and benefits is recognized over the term of the coverage rather than over the premium payment period.

We establish reserves for traditional long-duration contracts, including term, whole life and other products, based on the present value of future benefits and claim expenses less the present value of future net premiums. Net premium is the portion of gross premium required to provide for all benefits and claim expenses. We estimate future benefits and claim expenses and net premium using certain cash flow assumptions including mortality, morbidity and lapse rates as well as a discount rate assumption. The cash flow assumptions are established based on our current expectations and are reviewed annually to determine any necessary updates. These assumptions are also updated on an interim basis if evidence suggests that they should be revised. We use both our own experience and industry experience, adjusted for historical trends, in arriving at our cash flow assumptions. The discount rate assumption is based on upper-medium grade fixed-income instrument yields (market value discount rates) and is updated quarterly. Certain assumptions, including the mortality, lapse and long-term interest rate reversion targets, were updated in 2023 as part of our annual assumption unlocking. See Note 5, Life Policy and Investment Contract Reserves, for further detail regarding the measurement impact on traditional long-duration contract reserves due to changes in the inputs, judgments and assumptions during the period.

We also offer universal life, deferred annuity and other investment contracts. Universal life contracts are long-duration contracts for which contractual provisions are not fixed, unlike whole life insurance. Universal life contracts allow policyholders to vary the amount of premium, within limits, without our consent. However, we may vary the mortality, expense charges and the interest crediting rate, within limits, used to accumulate policy values. We do not record universal life premiums as revenue. Instead we recognize as revenue the mortality charges, administration charges and surrender charges when received. Some of our universal life contracts assess administration charges in the early years of the contract that are compensation for services we will provide in the later years of the contract. These administration charges are deferred and are recognized over the period when we provide those future services. Deferred annuities provide regular income payments to annuitants once certain criteria are met. During the deferral period, payments made by the annuitants under the contract accumulate at the crediting rate declared by
Cincinnati Financial Corporation - 2023 10-K - Page 130

the company but not less than a contract-specified guaranteed minimum interest rate. We also do not record deferred annuity premiums as revenue.

We establish reserves for our universal life, deferred annuity and other investment contracts equal to the cumulative account balances, which include premium deposits plus credited interest less charges and withdrawals. Some of our universal life insurance policies contain no-lapse guarantee provisions. For these policies, we establish a reserve in addition to the account balance based on expected no-lapse guarantee benefits and expected policy assessments.

We capitalize acquisition costs associated with successfully acquiring traditional and universal life long-duration contracts. We charge these capitalized costs to expenses on a constant-level basis that approximates straight-line amortization over the expected term of the related contracts.

An allowance for credit losses on uncollectible life insurance premiums is updated and reviewed on a quarterly basis. At December 31, 2023, 2022 and 2021, the allowance, including changes in the amount for each period, was immaterial.

Separate Accounts
We have issued universal life contracts with guaranteed minimum returns, referred to as bank-owned life insurance contracts (BOLIs). A BOLI is designed so the bank is the policy owner and the policy beneficiary. We legally segregate and record as separate accounts the assets and liabilities for certain BOLIs, when required by the specific contract provisions. We guarantee minimum investment returns, account values and death benefits for our separate account BOLIs. Our other BOLIs are general account products.

We carry the assets of separate account BOLIs at fair value. The liabilities on separate account BOLIs primarily are carried at an amount equal to the contract holders’ account value, plus any cumulative unrealized gains on the related assets impacting separate account liabilities. The contract holders’ account value exceeded the current fair value of the BOLI invested assets and cash by approximately $43 million and $64 million at December 31, 2023 and 2022, respectively.

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

Cincinnati Financial Corporation - 2023 10-K - Page 131

Premiums that we cede are deferred and recorded as earned premiums on a pro rata basis over the terms of the contracts. We estimate loss amounts recoverable from our reinsurers based on the reinsurance policy terms. Historically, our claims with reinsurers have been paid.

An allowance for credit losses on uncollectible reinsurance premiums and recoverable assets is updated and reviewed on a quarterly basis. At December 31, 2023, 2022 and 2021, the allowances, including changes in the amount for each period, were immaterial.

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

Land, Building and Equipment
We record land at cost, and record building and equipment at cost less accumulated depreciation. Equipment held under finance leases also is classified as property and equipment with the related lease obligations recorded as liabilities. We capitalize and amortize costs for internally developed computer software during the application development stage. These costs generally consist of external consulting fees and internal payroll-related costs. Our depreciation is based on estimated useful lives (ranging from three to 39.5 years) using straight-line and accelerated methods. Depreciation expense was $30 million for 2023, $33 million for 2022 and $33 million for 2021. We review our accumulated depreciation for our building, equipment and software assets and write off fully depreciated assets for obsolescence and nonuse. We monitor land, building and equipment and software assets for potential impairments. Indicators of potential impairments may include a significant decrease in the fair values of the assets, considerable cost overruns on projects, a change in legal factors or business climate or other factors that indicate that the carrying amount may not be recoverable or useful. There were no recorded land, building and equipment impairments for 2023, 2022 or 2021.

Finance Receivables
Our leasing subsidiary provides auto and equipment direct financing (leases and loans) to commercial and individual clients. We generally transfer ownership of the property to the client as the terms of the leases expire. Our lease contracts contain bargain purchase options. We account for these leases and loans as sales-type leases. We capitalize and amortize lease or loan origination costs over the life of the financing, using the effective interest method. These costs may include, but are not limited to finder fees, broker fees, filing fees and the cost of credit reports. We record income as other revenues over the financing term using the effective interest method in the consolidated statements of income. An allowance for credit losses on finance receivables is updated and reviewed on a quarterly basis. At December 31, 2023, 2022 and 2021, the allowance, including changes in the amount for each period, was immaterial.

Employee Benefit Pension Plan
We sponsor a qualified defined benefit pension plan that was modified during 2008. We closed entry into the pension plan, and only participants 40 years of age or older could elect to remain in the plan. Our pension expenses are based on certain actuarial assumptions and also are composed of several components that are determined
Cincinnati Financial Corporation - 2023 10-K - Page 132

using the projected unit credit actuarial cost method. Refer to Note 13, Employee Retirement Benefits, for more information about our defined benefit pension plan.

Share-Based Compensation
We grant qualified and nonqualified share-based compensation under authorized plans. The stock options generally vest on a graded scale over three years following the date of grant and are exercisable over 10-year periods. We grant service-based restricted stock units that cliff vest three years after the date of grant as well as service-based restricted stock units that vest ratably over the three-year vesting term. We also grant performance-based restricted stock units that vest if certain market conditions are attained. In 2023, the CFC compensation committee approved share-based awards including incentive stock options, nonqualified stock options, service-based restricted and performance-based restricted stock units. See Note 17, Share-Based Associate Compensation Plans, for further details.

Goodwill and Intangible Assets
We recognize goodwill and intangible assets generated through acquisitions within other assets in the consolidated balance sheets. Goodwill arises when the fair value of consideration transferred exceeds the fair value of the net identifiable assets acquired at the acquisition date. Goodwill and intangible assets with an indefinite life are not amortized. Intangible assets with a definite life are amortized on a straight-line basis over the estimated useful lives as follows: broker relationships, 15 years; internally developed technology, five years. We test for impairments on an annual basis or more frequently if events or circumstances indicate that the asset might be impaired. The company performed its annual impairment test on goodwill and intangibles at September 30, which did not result in the recognition of an impairment loss. Within Cincinnati Global, and included in Other, the company held goodwill of $30 million and intangible assets with an indefinite life of $31 million at December 31, 2023 and 2022, respectively.

Subsequent Events
There were no subsequent events requiring adjustment to the consolidated financial statements or disclosure.
Cincinnati Financial Corporation - 2023 10-K - Page 133

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

Related to the company's term and whole life products included in life policy and investment contract reserves, the new guidance requires that cash flow assumptions be reviewed at least annually to determine any necessary updates. Additionally, the discount rate assumption is required to be updated quarterly based on market value discount rates. The life policy and investment contract reserves balance is adjusted through insurance losses and contract holders' benefits for cash flow assumption updates and through AOCI for discount rate updates.

These ASUs also amend the previous guidance related to life deferred policy acquisition costs by requiring those costs be charged to expenses on a constant-level basis for a group of contracts that approximates straight-line amortization and by requiring the removal of shadow deferred policy acquisition costs for universal life and deferred annuity products. These ASUs also require entities to provide additional disclosures including disaggregated rollforwards of the life policy and investment contract reserves, separate account liabilities and life deferred policy acquisition costs.

We adopted these ASUs on a modified retrospective basis on January 1, 2023, resulting in an after-tax increase to shareholders' equity of $31 million.
The following table illustrates the effect of adopting ASU 2018-12 in the consolidated balance sheets:

(Dollars in millions)	December 31, 2023	December 31, 2022
		As originally reported	As adjusted	Difference
Reinsurance recoverable	$651	$640	$665	$25
Prepaid reinsurance premiums	55	79	51	(28)
Deferred policy acquisition costs	1,093	1,014	1,013	(1)
Total assets	32,769	29,736	29,732	(4)
Life policy and investment contract reserves	3,068	3,059	3,015	(44)
Deferred income tax	1,324	1,045	1,054	9
Total liabilities	20,671	19,205	19,170	(35)
Retained earnings	13,084	11,702	11,711	9
Accumulated other comprehensive income	(435)	(636)	(614)	22
Total shareholders' equity	12,098	10,531	10,562	31
Total liabilities and shareholders' equity	32,769	29,736	29,732	(4)

Cincinnati Financial Corporation - 2023 10-K - Page 134

The following table illustrates the effect of adopting ASU 2018-12 in the consolidated statements of income and consolidated statements of comprehensive income:

(Dollars in millions, except per share data)	Years ended December 31,
	2023	2022			2021
		As originally reported	As adjusted	Difference	As originally reported	As adjusted	Difference
Earned premiums	$7,958	$7,219	$7,225	$6	$6,482	$6,478	$(4)
Insurance losses and contract holders' benefits	5,274	5,012	5,019	7	3,936	3,909	(27)
Underwriting, acquisition and insurance expenses	2,384	2,162	2,162	—	1,951	1,946	(5)
Deferred income tax expense	223	(355)	(355)	—	477	483	6
Net Income (Loss)	1,843	(486)	(487)	(1)	2,946	2,968	22
Change in life policy reserves, reinsurance recoverable and other, net of tax	(34)	1	374	373	9	92	83
Other comprehensive income (loss)	179	(1,284)	(911)	373	(121)	(38)	83
Comprehensive Income (Loss)	2,022	(1,770)	(1,398)	372	2,825	2,930	105
Net income (loss) per share:
Basic	$11.74	$(3.06)	$(3.06)	$—	$18.29	$18.43	$0.14
Diluted	11.66	(3.06)	(3.06)	—	18.10	18.24	0.14

The adoption of ASU 2018-12 did not have a material impact on the company's consolidated cash flows.

Pending Accounting Updates

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 enhances reportable segment disclosures by requiring entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within the reported measure of profit or loss. This ASU also requires disclosure of the title and position of the CODM as well as a description of how the reported measure of profit or loss is used to assess segment performance and allocate resources. The effective date of ASU 2023-07 is for annual reporting periods beginning after December 15, 2023, and interim reporting periods within annual periods beginning after December 15, 2024, and should be applied retrospectively to all prior periods presented. The ASU has not yet been adopted and will not have a material impact on our company’s consolidated financial position, results of operations or cash flows, but the ASU will require additional disclosures in our annual and interim financial statements.

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures by requiring entities to disclose specific categories within their rate reconciliation as well as additional items within those categories above a prescribed threshold. This ASU also requires disclosure of the amount of income taxes paid (net of refunds received) disaggregated by federal, state and foreign taxes as well as additional items within those categories above a prescribed threshold. The effective date of ASU 2023-09 is for annual reporting periods beginning after December 15, 2024, and should be applied prospectively with retrospective application permitted. The ASU has not yet been adopted and will not have a material impact on our company’s consolidated financial position, results of operations or cash flows, but the ASU will require additional disclosures in our annual financial statements.
Cincinnati Financial Corporation - 2023 10-K - Page 135

NOTE 2 – Investments
The following table provides amortized cost, gross unrealized gains, gross unrealized losses and fair value for our fixed-maturity securities:

(Dollars in millions)	Amortized cost	Gross unrealized		Fair value
At December 31, 2023		gains	losses
Fixed-maturity securities:
Corporate	$7,836	$70	$454	$7,452
States, municipalities and political subdivisions	4,867	44	208	4,703
Government-sponsored enterprises	1,227	3	6	1,224
United States government	203	—	3	200
Mortgage-backed	203	—	16	187
Foreign government	25	—	—	25
Total	$14,361	$117	$687	$13,791
At December 31, 2022
Fixed-maturity securities:
Corporate	$7,412	$37	$580	$6,869
States, municipalities and political subdivisions	4,901	24	303	4,622
Government-sponsored enterprises	186	—	3	183
United States government	196	—	5	191
Mortgage-backed	250	—	16	234
Foreign government	34	—	1	33
Total	$12,979	$61	$908	$12,132

The decrease in net unrealized investment losses in our fixed-maturity portfolio at December 31, 2023, is primarily due to lower short-term interest rates in addition to a tightening of corporate credit spreads. Our mortgage-backed securities had an average rating of Aa3/AA- and Aa2/AA- at December 31, 2023 and 2022, respectively.
Cincinnati Financial Corporation - 2023 10-K - Page 136

The table below provides fair values and unrealized losses by investment category and by the duration of the securities’ continuous unrealized loss positions:

(Dollars in millions)	Less than 12 months		12 months or more		Total
At December 31, 2023	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed-maturity securities:
Corporate	$379	$13	$5,560	$441	$5,939	$454
States, municipalities and political subdivisions	313	2	1,932	206	2,245	208
Government-sponsored enterprises	652	3	113	3	765	6
United States government	32	—	129	3	161	3
Mortgage-backed	5	—	172	16	177	16
Foreign government	3	—	6	—	9	—
Total	$1,384	$18	$7,912	$669	$9,296	$687
At December 31, 2022
Fixed-maturity securities:
Corporate	$5,651	$412	$661	$168	$6,312	$580
States, municipalities and political subdivisions	2,600	274	77	29	2,677	303
Government-sponsored enterprises	123	3	3	—	126	3
United States government	146	3	41	2	187	5
Mortgage-backed	215	13	14	3	229	16
Foreign government	25	1	4	—	29	1
Total	$8,760	$706	$800	$202	$9,560	$908

Contractual maturity dates for fixed-maturity securities were:

(Dollars in millions)	Amortized cost	Fair value	% of fair value
At December 31, 2023
Maturity dates:
Due in one year or less	$973	$964	7.0%
Due after one year through five years	4,407	4,304	31.2
Due after five years through ten years	3,592	3,474	25.2
Due after ten years	5,389	5,049	36.6
Total	$14,361	$13,791	100.0%

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

The company had fixed-maturity securities with a fair value of $108 million and $107 million, on deposit with various states in compliance with regulatory requirements at December 31, 2023 and 2022, respectively. In addition, cash and fixed-maturity securities deposited with third parties used as collateral to secure liabilities on behalf of insureds, cedants and other creditors had a fair value of $125 million and $135 million at December 31, 2023 and 2022, respectively. The company had common equities with a fair value of $107 million and $101 million, at December 31, 2023 and 2022, respectively, held in Lloyd's trust accounts to provide a portion of the capital needed to support Cincinnati Global's operations.

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

Cincinnati Financial Corporation - 2023 10-K - Page 137

The following table provides investment income and investment gains and losses:

(Dollars in millions)	Years ended December 31,
	2023	2022	2021
Investment income:
Interest	$600	$510	$477
Dividends	282	275	246
Other	25	11	5
Total	907	796	728
Less investment expenses	13	15	14
Total	$894	$781	$714

Investment gains and losses, net:
Equity securities:
Investment gains and losses on securities sold, net	$(17)	$16	$4
Unrealized gains and losses on securities still held, net	1,168	(1,526)	2,278
Subtotal	1,151	(1,510)	2,282
Fixed-maturity securities:
Gross realized gains	4	6	36
Gross realized losses	(5)	(4)	(5)
Change in allowance for credit losses, net	(17)	—	—
Write-down of impaired securities with intent to sell	(4)	(5)	(1)
Subtotal	(22)	(3)	30

Other	(2)	46	97
Total	$1,127	$(1,467)	$2,409

The fair value of our equity portfolio was $10.989 billion and $9.841 billion at December 31, 2023 and 2022, respectively. At December 31, 2023 and 2022, Microsoft Corporation (Nasdaq:MSFT) and Apple, Inc. (Nasdaq:AAPL), equity holdings, were our largest single investment holdings with a fair value of $842 million and $597 million, which was 7.9% and 6.3% of our publicly traded common equities portfolio and 3.4% and 2.7% of the total investment portfolio, respectively.

The allowance for credit losses on fixed-maturity securities was $18 million, $1 million and less than $1 million at December 31, 2023, 2022 and 2021, respectively.

There were 2,840, 3,272 and 278 fixed-maturity securities in a total unrealized loss position of $687 million, $908 million and $16 million at December 31, 2023, 2022 and 2021, respectively. Of those totals, 20, 49 and no fixed-maturity securities had fair values below 70% of amortized cost at December 31, 2023, 2022 and 2021, respectively.

Cincinnati Financial Corporation - 2023 10-K - Page 138

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
The technique used for the Level 2 fixed-maturity securities is the application of market-based modeling. The inputs used for all classes of fixed-maturity securities listed in the table below include relevant market information by asset class, trade activity of like securities, marketplace quotes, benchmark yields, spreads off benchmark yields, interest rates, U.S. Treasury or swap curves, yield to maturity and economic events. Specific to mortgage-backed securities, key inputs also include prepayment and default projections based on performance of the underlying collateral and current market data. Level 2 fixed-maturity securities are priced by a nationally recognized pricing vendor.
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

Cincinnati Financial Corporation - 2023 10-K - Page 139

The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis at December 31, 2023 and 2022. We do not have any liabilities carried at fair value.

(Dollars in millions)	Level 1		Level 3
At December 31, 2023		Level 2		Total
Fixed maturities, available for sale:
Corporate	$—	$7,452	$—	$7,452
States, municipalities and political subdivisions	—	4,703	—	4,703
Government-sponsored enterprises	—	1,224	—	1,224
United States government	200	—	—	200
Mortgage-backed	—	187	—	187
Foreign government	—	25	—	25
Subtotal	200	13,591	—	13,791
Common equities	10,641	—	—	10,641
Nonredeemable preferred equities	—	348	—	348
Separate accounts taxable fixed maturities	—	854	—	854
Top Hat savings plan mutual funds and common equity (included in Other assets)	67	—	—	67
Total	$10,908	$14,793	$—	$25,701

At December 31, 2022
Fixed maturities, available for sale:
Corporate	$—	$6,869	$—	$6,869
States, municipalities and political subdivisions	—	4,622	—	4,622
Government-sponsored enterprises	—	183	—	183
United States government	191	—	—	191
Mortgage-backed	—	234	—	234
Foreign government	—	33	—	33
Subtotal	191	11,941	—	12,132
Common equities	9,454	—	—	9,454
Nonredeemable preferred equities	—	387	—	387
Separate accounts taxable fixed maturities	—	815	—	815
Top Hat savings plan mutual funds and common equity (included in Other assets)	57	—	—	57
Total	$9,702	$13,143	$—	$22,845

We also held Level 1 cash and cash equivalents of $907 million and $1.264 billion at December 31, 2023 and 2022, respectively. Level 3 assets reported at fair value in our consolidated financial statements are not material, and therefore no further disclosures are provided.

Cincinnati Financial Corporation - 2023 10-K - Page 140

Fair Value Disclosure for Assets and Liabilities Not Carried at Fair Value
The disclosures below are presented to provide information about the effects of current market conditions on financial instruments that are not reported at fair value in our consolidated financial statements.

The following table shows fair values of our note payable and long-term debt:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
At December 31, 2023
Note payable	$—	$25	$—	$25
6.900% senior debentures, due 2028	—	29	—	29
6.920% senior debentures, due 2028	—	420	—	420
6.125% senior notes, due 2034	—	394	—	394
Total	$—	$868	$—	$868

At December 31, 2022
Note payable	$—	$50	$—	$50
6.900% senior debentures, due 2028	—	29	—	29
6.920% senior debentures, due 2028	—	418	—	418
6.125% senior notes, due 2034	—	388	—	388
Total	$—	$885	$—	$885

Fair value of the note payable was determined based upon the outstanding balance at December 31, 2023 and 2022, because it is short term and tied to a variable interest rate. Fair value of the long-term debt was determined under the fair value measurements and disclosure accounting rules based on market pricing of similar debt instruments that are actively traded. We determine fair value for our debt the same way that we value corporate fixed maturities in our investment portfolio. Fair value can vary with macroeconomic conditions. Regardless of the fluctuations in fair value, the outstanding principal amount of our long-term debt was $793 million at December 31, 2023 and 2022. None of the long-term debt is encumbered by rating triggers. The note payable and long-term debt were classified as Level 2 as an active market does not exist, but fair value is determined based on observable inputs.

The following table shows the fair value of our life policy loans, included in other invested assets:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
At December 31, 2023
Life policy loans	$—	$—	$39	$39

At December 31, 2022
Life policy loans	$—	$—	$37	$37

Outstanding principal and interest for these life policy loans totaled $33 million and $31 million at December 31, 2023 and 2022, respectively. To determine the fair value, we make the following significant assumptions: (1) the discount rates used to calculate the present value of expected payments are the risk-free spot rates, as nonperformance risk is minimal; and (2) the loan repayment rate by which policyholders pay off their loan balances is in line with past experience.

Cincinnati Financial Corporation - 2023 10-K - Page 141

The following table shows fair value of our deferred annuities and structured settlements included in life policy and investment contract reserves:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
At December 31, 2023
Deferred annuities	$—	$—	$603	$603
Structured settlements	—	141	—	141
Total	$—	$141	$603	$744

At December 31, 2022
Deferred annuities	$—	$—	$621	$621
Structured settlements	—	143	—	143
Total	$—	$143	$621	$764

Recorded reserves for the deferred annuities were $656 million and $734 million at December 31, 2023 and 2022, respectively. Recorded reserves for the structured settlements were $123 million and $129 million at December 31, 2023 and 2022, respectively.

Fair values for deferred annuities were calculated based upon internally developed models because active markets and observable inputs do not exist. To determine the fair value, we made the following significant assumptions: (1) the discount rates used to calculate the present value of expected payments are the risk-free spot rates plus an A3 rated bond spread for financial issuers at December 31, 2023 and 2022, to account for nonperformance risk; (2) the rate of interest credited to policyholders is the portfolio net earned interest rate less a spread for expenses and profit; and (3) additional lapses occur when the credited interest rate is exceeded by an assumed competitor credited rate, which is a function of the risk-free rate of the economic scenario being modeled.

Fair values for structured settlements were calculated based on internally developed models which assume the discount rates used to calculate the present value of expected payments are the risk-free spot rates plus an A3 rated bond spread for financial issuers at December 31, 2023 and 2022, to account for nonperformance risk. The structured settlements were classified as Level 2, as an active market does not exist, but fair value is based on observable inputs.

Cincinnati Financial Corporation - 2023 10-K - Page 142

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

This table summarizes activity for our consolidated property casualty loss and loss expense reserves:

(Dollars in millions)	Years ended December 31,
	2023	2022	2021
Gross loss and loss expense reserves, January 1	$8,336	$7,229	$6,677
Less reinsurance recoverable	405	327	277
Net loss and loss expense reserves, January 1	7,931	6,902	6,400

Net incurred loss and loss expenses related to:
Current accident year	5,173	4,875	4,024
Prior accident years	(215)	(159)	(428)
Total incurred	4,958	4,716	3,596
Net paid loss and loss expenses related to:
Current accident year	1,875	1,592	1,379
Prior accident years	2,401	2,095	1,715
Total paid	4,276	3,687	3,094

Net loss and loss expense reserves, December 31	8,613	7,931	6,902
Plus reinsurance recoverable	362	405	327
Gross loss and loss expense reserves, December 31	$8,975	$8,336	$7,229

Cincinnati Financial Corporation - 2023 10-K - Page 143

The reserve for loss and loss expense in the consolidated balance sheets also included $75 million, $64 million and $76 million, at December 31, 2023, 2022 and 2021, respectively, for certain life and health loss and loss expense reserves. Additional disclosures for reserves related to these health claims are not material and therefore not provided.

We experienced $215 million of favorable development on prior accident years including $123 million of favorable development in commercial lines, $64 million of favorable development in personal lines and $11 million of favorable development in excess and surplus lines during 2023. Within commercial lines, we recognized favorable development of $66 million for the workers' compensation line and $55 million for the commercial property line due to reduced uncertainty of prior accident year loss and loss expense for these lines. This was partially offset by unfavorable development of $15 million for the commercial casualty line. Within personal lines, we recognized favorable reserve development of $53 million for the homeowner line of business and $15 million in personal auto.

We experienced $159 million of favorable development on prior accident years including $76 million of favorable development in commercial lines, $61 million of favorable development in personal lines and $9 million of favorable development in excess and surplus lines during 2022. Within commercial lines, we recognized favorable development of $63 million for the workers' compensation line and $44 million for the commercial property line due to reduced uncertainty of prior accident year loss and loss expense for these lines. This was partially offset by unfavorable development of $25 million for the commercial casualty line and $23 million for the commercial auto line. Within personal lines, we recognized favorable reserve development of $54 million for the homeowner line of business.

We experienced $428 million of favorable development on prior accident years including $353 million of favorable development in commercial lines, $50 million of favorable development in personal lines and $7 million of unfavorable development in excess and surplus lines during 2021. Within commercial lines, we recognized favorable development of $120 million for the commercial casualty line, $97 million for the commercial property line,
$66 million for the workers' compensation line and $43 million or the commercial auto line due to reduced uncertainty of prior accident year loss and loss expense for these lines. Within personal lines, we recognized favorable reserve development of $31 million in personal auto and $14 million for the homeowner line of business.

Included in our lines of business are asbestos and environmental claims. We carried $98 million and $92 million of net loss and loss expense reserves for asbestos and environmental claims at December 31, 2023 and 2022, respectively. The asbestos and environmental claims amounts for each respective year constituted less than 2.0% of total net loss and loss expense reserves at these year-end dates. We believe our exposure to asbestos and environmental claims is limited, largely because our reinsurance retention was $500,000 or below prior to 1987. We also were predominantly a personal lines company in the 1960s and 1970s. During the 1980s and early 1990s, commercial lines grew as a percentage of our overall business and our exposure to asbestos and environmental claims grew accordingly. Over that period, we included an asbestos and environmental exclusion in almost all policies or endorsed the exclusion to the policies. We have no exposure to asbestos and environmental claims related to our acquisition of Cincinnati Global. We continue to monitor our claims for evidence of material exposure to other mass tort classes but have found no such credible evidence to date.

Cincinnati Financial Corporation - 2023 10-K - Page 144

The following table provides a reconciliation of the property casualty incurred losses and allocated loss adjustment expenses (ALAE) development and paid losses and ALAE development information at December 31, 2023.

(Dollars in millions)	Cumulative incurred losses and ALAE as reported within the triangles, net of reinsurance	Cumulative paid losses and ALAE as reported within the triangles, net of reinsurance	Liabilities for loss and ALAE for accident years not presented in the triangles, net of reinsurance	Total liabilities for loss and ALAE, net of reinsurance	Reinsurance recoverable on unpaid losses	Total liabilities for gross loss and loss expense reserves

Commercial casualty	$6,497	$3,680	$91	$2,908	$19	$2,927
Workers' compensation	1,826	1,160	316	982	54	1,036
Commercial auto	2,432	1,657	32	807	4	811
Commercial property	3,496	3,033	12	475	50	525
Personal auto	1,884	1,594	12	302	25	327
Homeowner	2,576	2,231	6	351	(3)	348
Excess and surplus	1,545	707	4	842	33	875
Other lines						1,686
Total liabilities for loss and ALAE reserves						8,535
Unallocated loss adjustment expense reserves						440
Gross loss and loss expense reserves						$8,975

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
Cincinnati Financial Corporation - 2023 10-K - Page 145

Commercial Casualty
The following table shows the commercial casualty incurred and paid losses and ALAE development by accident year. The table also shows the IBNR reserves plus expected development on reported losses and claim frequency:

(Dollars in millions, reported claims in thousands)											As of December 31, 2023
Incurred losses and ALAE, net of reinsurance for the years ended December 31,											Total of incurred but not reported liabilities plus expected development on reported losses	Cumulative number of reported claims

Accident	Unaudited
Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$503	$496	$479	$476	$479	$465	$469	$466	$462	$464	$10	21
2015		533	526	529	516	508	502	504	496	513	14	22
2016			563	574	557	555	554	538	531	525	19	22
2017				610	597	577	571	555	554	553	29	21
2018					650	641	622	588	612	618	55	22
2019						672	643	607	669	682	80	21
2020							674	629	606	593	112	15
2021								714	697	697	265	14
2022									924	902	453	13
2023										950	729	8
Total										$6,497

Cumulative paid losses and ALAE, net of reinsurance
2014	$34	$97	$172	$287	$338	$390	$409	$421	$437	$447
2015		38	108	200	287	362	404	424	453	471
2016			46	126	228	331	395	434	466	485
2017				48	122	234	320	392	437	486
2018					44	148	253	345	441	505
2019						39	134	259	394	503
2020							33	102	242	345
2021								31	123	251
2022									37	141
2023										46
Total										3,680
All outstanding liabilities before 2014, net of reinsurance										91
Liabilities for loss and ALAE, net of reinsurance										$2,908

The following table shows the average annual percentage payout of incurred losses for the commercial casualty line of business:

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Average annual percentage payout	6.4%	13.7%	18.9%	18.4%	13.8%	9.1%	5.7%	4.0%	3.5%	2.1%

Cincinnati Financial Corporation - 2023 10-K - Page 146

Workers’ Compensation
The following table shows the workers’ compensation incurred and paid losses and ALAE development by accident year. The table also shows the IBNR reserves plus expected development on reported losses and claim frequency:

(Dollars in millions, reported claims in thousands)											As of December 31, 2023
Incurred losses and ALAE, net of reinsurance for the years ended December 31,											Total of incurred but not reported liabilities plus expected development on reported losses	Cumulative number of reported claims

Accident	Unaudited
Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$261	$233	$214	$203	$201	$198	$197	$202	$202	$203	$15	19
2015		246	220	208	195	179	173	173	171	167	20	17
2016			230	218	206	188	183	183	183	181	22	16
2017				218	208	190	183	172	167	160	21	15
2018					222	207	199	186	179	175	26	15
2019						224	215	202	188	178	31	14
2020							204	190	172	153	39	11
2021								202	190	183	42	11
2022									209	205	65	11
2023										221	106	9
Total										$1,826

Cumulative paid losses and ALAE, net of reinsurance
2014	$56	$110	$134	$148	$157	$162	$165	$168	$171	$172
2015		47	93	115	129	134	137	139	139	140
2016			46	97	119	131	141	146	148	150
2017				45	88	106	114	119	122	126
2018					48	95	115	127	133	135
2019						49	94	115	122	129
2020							37	68	82	96
2021								37	82	100
2022									37	76
2023										36
Total										1,160
All outstanding liabilities before 2014, net of reinsurance										316
Liabilities for loss and ALAE, net of reinsurance										$982

The following table shows the average annual percentage payout of incurred losses for the workers’ compensation line of business:

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Average annual percentage payout	24.3%	25.2%	11.3%	6.6%	3.9%	2.1%	1.6%	0.8%	0.8%	0.9%

Cincinnati Financial Corporation - 2023 10-K - Page 147

Commercial Auto
The following table shows the commercial auto incurred and paid losses and ALAE development by accident year. The table also shows the IBNR reserves plus expected development on reported losses and claim frequency:

(Dollars in millions, reported claims in thousands)						As of December 31, 2023
Incurred losses and ALAE, net of reinsurance for the years ended December 31,						Total of incurred but not reported liabilities plus expected development on reported losses	Cumulative number of reported claims

Accident	Unaudited
Year	2019	2020	2021	2022	2023
2019	$452	$451	$453	$469	$471	$7	46
2020		424	391	384	377	16	36
2021			470	477	465	51	39
2022				558	569	105	41
2023					550	203	34
Total					$2,432

Cumulative paid losses and ALAE, net of reinsurance
2019	$183	$268	$333	$395	$435
2020		154	214	280	328
2021			179	278	346
2022				217	332
2023					216
Total					1,657
All outstanding liabilities before 2019, net of reinsurance					32
Liabilities for loss and ALAE, net of reinsurance					$807

The following table shows the average annual percentage payout of incurred losses for the commercial auto line of business. Commercial auto includes both physical damage and liability losses. A majority of the incurred losses paid after year 2 are the result of liability losses.

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)
Years	1	2	3	4	5
Average annual percentage payout	39.1%	18.9%	15.3%	12.8%	8.6%

Cincinnati Financial Corporation - 2023 10-K - Page 148

Commercial Property
The following table shows the commercial property incurred and paid losses and ALAE development by accident year. The table also shows the IBNR reserves plus expected development on reported losses and claim frequency:

(Dollars in millions, reported claims in thousands)						As of December 31, 2023
Incurred losses and ALAE, net of reinsurance for the years ended December 31,						Total of incurred but not reported liabilities plus expected development on reported losses	Cumulative number of reported claims

Accident	Unaudited
Year	2019	2020	2021	2022	2023
2019	$621	$606	$600	$598	$592	$3	17
2020		855	742	719	716	22	24
2021			607	586	576	5	14
2022				813	779	24	16
2023					833	92	12
Total					$3,496

Cumulative paid losses and ALAE, net of reinsurance
2019	$413	$561	$579	$590	$591
2020		489	637	672	687
2021			326	527	558
2022				393	691
2023					506
Total					3,033
All outstanding liabilities before 2019, net of reinsurance					12
Liabilities for loss and ALAE, net of reinsurance					$475

The following table shows the average annual percentage payout of incurred losses for the commercial property line of business:

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)
Years	1	2	3	4	5
Average annual percentage payout	61.1%	29.7%	4.5%	2.0%	—%

Cincinnati Financial Corporation - 2023 10-K - Page 149

Personal Auto
The following table shows the personal auto incurred and paid losses and ALAE development by accident year. The table also shows the IBNR reserves plus expected development on reported losses and claim frequency:

(Dollars in millions, reported claims in thousands)						As of December 31, 2023
Incurred losses and ALAE, net of reinsurance for the years ended December 31,						Total of incurred but not reported liabilities plus expected development on reported losses	Cumulative number of reported claims

Accident	Unaudited
Year	2019	2020	2021	2022	2023
2019	$399	$383	$380	$383	$381	$2	102
2020		305	281	277	277	3	71
2021			350	343	342	6	80
2022				427	418	15	86
2023					466	72	86
Total					$1,884

Cumulative paid losses and ALAE, net of reinsurance
2019	$250	$314	$346	$363	$373
2020		186	225	248	264
2021			219	278	304
2022				277	349
2023					304
Total					1,594
All outstanding liabilities before 2019, net of reinsurance					12
Liabilities for loss and ALAE, net of reinsurance					$302

The following table shows the average annual percentage payout of incurred losses for the personal auto line of business. Personal auto includes both physical damage and liability losses. A majority of the incurred losses paid after year 2 are the result of liability losses.

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)
Years	1	2	3	4	5
Average annual percentage payout	65.6%	16.4%	8.2%	5.0%	2.4%

Cincinnati Financial Corporation - 2023 10-K - Page 150

Homeowner
The following table shows the homeowner incurred and paid losses and ALAE development by accident year. The table also shows the IBNR reserves plus expected development on reported losses and claim frequency:

(Dollars in millions, reported claims in thousands)						As of December 31, 2023
Incurred losses and ALAE, net of reinsurance for the years ended December 31,						Total of incurred but not reported liabilities plus expected development on reported losses	Cumulative number of reported claims

Accident	Unaudited
Year	2019	2020	2021	2022	2023
2019	$432	$421	$422	$418	$418	$2	22
2020		497	475	470	471	3	23
2021			495	449	440	4	19
2022				552	505	21	20
2023					742	116	21
Total					$2,576

Cumulative paid losses and ALAE, net of reinsurance
2019	$303	$391	$407	$411	$414
2020		326	434	453	464
2021			285	405	424
2022				299	461
2023					468
Total					2,231
All outstanding liabilities before 2019, net of reinsurance					6
Liabilities for loss and ALAE, net of reinsurance					$351

The following table shows the average annual percentage payout of incurred losses for the homeowner line of business:

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)
Years	1	2	3	4	5
Average annual percentage payout	65.8%	25.8%	4.1%	1.6%	0.6%

Cincinnati Financial Corporation - 2023 10-K - Page 151

Excess and Surplus Lines
The following table shows the excess and surplus lines incurred and paid losses and ALAE development by accident year. The table also shows the IBNR reserves plus expected development on reported losses and claim frequency:

(Dollars in millions, reported claims in thousands)										As of December 31, 2023
Incurred losses and ALAE, net of reinsurance for the years ended December 31,											Total of incurred but not reported liabilities plus expected development on reported losses	Cumulative number of reported claims

Accident	Unaudited
Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$95	$82	$75	$64	$60	$59	$59	$58	$56	$57	$—	2
2015		96	81	73	67	65	66	65	61	65	—	2
2016			93	87	84	82	90	91	88	89	2	3
2017				104	95	95	94	94	91	94	4	3
2018					116	109	110	108	107	105	6	3
2019						137	135	141	139	142	16	3
2020							172	172	160	152	26	4
2021								217	235	233	66	4
2022									294	280	134	3
2023										328	251	2
Total										$1,545

Cumulative paid losses and ALAE, net of reinsurance
2014	$9	$17	$27	$37	$43	$48	$51	$53	$55	$55
2015		8	19	29	41	51	54	56	58	62
2016			10	21	39	51	62	75	81	83
2017				11	23	41	57	68	77	88
2018					11	26	50	62	75	88
2019						13	34	55	79	102
2020							16	37	56	86
2021								17	45	82
2022									21	46
2023										15
Total										707
All outstanding liabilities before 2014, net of reinsurance										4
Liabilities for loss and ALAE, net of reinsurance										$842

The following table shows the average annual percentage payout of incurred losses for the excess and surplus lines insurance segment. Excess and surplus lines consist mostly of commercial casualty and commercial property coverages. A majority of the incurred losses paid after year 2 are the result of commercial casualty losses.

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Average annual percentage payout	10.1%	13.2%	17.4%	16.2%	13.1%	10.4%	6.3%	2.7%	4.3%	1.1%

Cincinnati Financial Corporation - 2023 10-K - Page 152

NOTE 5 – Life Policy and Investment Contract Reserves
In 2023, we adopted ASU 2018-12 which resulted in changes to the life policy and investment contract reserves and the expansion of required disclosures. The below disclosures represent application of the updated guidance. See Note 1, Summary of Significant Accounting Policies, for further discussion.

The following table summarizes our life policy and investment contract reserves and provides a reconciliation of the balances described in the below tables to those in the consolidated balance sheets:

(Dollars in millions)	At December 31,
	2023	2022
Life policy reserves:
Term	$1,066	$961
Whole life	434	408
Other	97	94
Subtotal	1,597	1,463
Investment contract reserves:
Deferred annuities	656	734
Universal life	585	578
Structured settlements	123	129
Other	107	111
Subtotal	1,471	1,552
Total life policy and investment contract reserves	$3,068	$3,015

The table below shows the ASU 2018-12 adoption impacts to the life policy and investment contract reserves as of January 1, 2021, (transition date), pre-tax:

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

Cincinnati Financial Corporation - 2023 10-K - Page 153

The net premiums in excess of gross premiums adjustment represents an increase to the liability due to the remeasured net premiums exceeding the present value of future gross premiums on certain cohorts. The remeasured net premiums were calculated as the present value of future benefits and related expenses using updated cash flow assumptions as of the transition date less the carrying amount of the liability prior to transition, using the discount rate assumption that was in place prior to adoption of ASU 2018-12.

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

Cincinnati Financial Corporation - 2023 10-K - Page 154

The balances and changes in the term and whole life policy reserves included in life policy and investment contract reserves is as follows:

(Dollars in millions)	Years ended December 31,
	2023		2022		2021
	Term	Whole life	Term	Whole life	Term	Whole life
Present value of expected net premiums:
Balance, beginning of period	$1,643	$208	$1,801	$241	$1,935	$234
Beginning balance at original discount rate	1,708	217	1,503	201	1,503	182
Effect of changes in cash flow assumptions	(7)	(7)	123	(5)	(177)	(3)
Effect of actual variances from expected experience	(20)	3	(1)	—	28	2
Adjusted beginning of period balance	1,681	213	1,625	196	1,354	181
Issuances	143	31	194	40	248	39
Interest accrual	72	9	65	8	62	8
Net premiums collected	(184)	(28)	(176)	(27)	(161)	(27)
Ending balance at original discount rate	1,712	225	1,708	217	1,503	201
Effect of changes in discount rate assumptions	(12)	(2)	(65)	(9)	298	40
Balance, end of period	1,700	223	1,643	208	1,801	241

Present value of expected future policy benefits:
Balance, beginning of period	2,584	614	2,993	826	3,222	843
Beginning balance at original discount rate	2,692	607	2,425	577	2,418	545
Effect of changes in cash flow assumptions	2	(10)	140	(7)	(181)	(4)
Effect of actual variances from expected experience	(24)	3	8	(1)	31	2
Adjusted beginning of period balance	2,670	600	2,573	569	2,268	543
Issuances	143	30	194	40	248	39
Interest accrual	121	31	112	29	109	29
Benefits paid	(169)	(33)	(187)	(31)	(200)	(34)
Ending balance at original discount rate	2,765	628	2,692	607	2,425	577
Effect of changes in discount rate assumptions	(14)	29	(108)	7	568	249
Balance, end of period	2,751	657	2,584	614	2,993	826

Net liability for future policy benefits:
Present value of expected future policy benefits less expected net premiums	1,051	434	941	406	1,192	585
Impact of flooring at cohort level	15	—	20	2	14	—
Net life policy reserves	1,066	434	961	408	1,206	585
Less reinsurance recoverable at original discount rate	(97)	(23)	(99)	(25)	(107)	(27)
Less effect of discount rate assumption changes on reinsurance recoverable	(10)	(5)	(9)	(5)	(19)	(15)
Net life policy reserves, after reinsurance recoverable	$959	$406	$853	$378	$1,080	$543

Weighted-average duration of the net life policy reserves	11	16	11	16	12	18

The total impact of flooring at cohort level in the above table includes the effect of discount rate assumption changes of $2 million, $9 million and $6 million at December 31, 2023, 2022 and 2021, respectively.

Cincinnati Financial Corporation - 2023 10-K - Page 155

The following table shows the amount of undiscounted and discounted expected future benefit payments and expected gross premiums for our term and whole life policies:

(Dollars in millions)	At December 31,
	2023		2022
	Undiscounted	Discounted	Undiscounted	Discounted
Term
Expected future benefit payments	$4,791	$2,751	$4,655	$2,584
Expected future gross premiums	4,374	2,652	4,436	2,582
Whole life
Expected future benefit payments	$1,648	$657	$1,562	$614
Expected future gross premiums	659	409	606	368

The following table shows the amount of revenue and interest recognized in the consolidated statements of income related to our term and whole life policies:

(Dollars in millions)	Years ended December 31,
	2023	2022	2021
Gross premiums
Term	$289	$280	$270
Whole life	52	47	47
Total	$341	$327	$317
Interest accretion
Term	$49	$47	$47
Whole life	22	21	21
Total	$71	$68	$68

Adverse development that resulted in an immediate charge to income due to net premiums exceeding gross premiums was immaterial for the years ended December 31, 2023, 2022 and 2021, respectively.

The following table shows the weighted-average interest rate for our term and whole life products:

	At December 31,
	2023	2022
Term
Interest accretion rate	5.28%	5.38%
Current discount rate	4.81	5.24
Whole life
Interest accretion rate	5.90%	5.96%
Current discount rate	5.10	5.35

The discount rate assumption was developed by calculating forward rates from market yield curves of upper-medium grade fixed-income instruments.

Cincinnati Financial Corporation - 2023 10-K - Page 156

The following table shows the balances and changes in policyholders' account balances included in investment contract reserves:

(Dollars in millions)	Years ended December 31,
	2023		2022		2021
	Deferred annuity	Universal life	Deferred annuity	Universal life	Deferred annuity	Universal life
Balance, beginning of period	$734	$457	$763	$454	$761	$451
Premiums received	44	39	29	39	44	39
Policy charges	—	(39)	—	(39)	—	(38)
Surrenders and withdrawals	(130)	(13)	(62)	(11)	(47)	(10)
Benefit payments	(14)	(6)	(18)	(5)	(17)	(7)
Interest credited	22	19	22	19	22	19
Balance, end of period	$656	$457	$734	$457	$763	$454

Weighted average crediting rate	3.51%	4.30%	3.36%	4.27%	2.88%	4.25%
Net amount at risk	$—	$3,949	$—	$4,082	$—	$4,198
Cash surrender value	651	426	729	424	757	419

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

The following table shows the balance of account values by range of guaranteed minimum crediting rates, in basis points, and the related range of the difference between rates being credited to policyholders and the respective guaranteed minimums for our deferred annuity and universal life contracts:

(Dollars in millions)	At guaranteed minimum	1 to 50 basis points above	51-150 basis points above	Greater than 150 basis points	Total
At December 31, 2023
Deferred annuity
1.00-3.00%	$5	$361	$16	$226	$608
3.01-4.00%	48	—	—	—	48
Total	$53	$361	$16	$226	$656
Universal life
1.00-3.00%	$55	$4	$57	$4	$120
3.01-4.00%	49	5	—	—	54
Greater than 4.00%	283	—	—	—	283
Total	$387	$9	$57	$4	$457

At December 31, 2022
Deferred annuity
1.00-3.00%	$5	$446	$18	$214	$683
3.01-4.00%	51	—	—	—	51
Total	$56	$446	$18	$214	$734
Universal life
1.00-3.00%	$61	$46	$8	$2	$117
3.01-4.00%	52	—	—	—	52
Greater than 4.00%	288	—	—	—	288
Total	$401	$46	$8	$2	$457

Cincinnati Financial Corporation - 2023 10-K - Page 157

The following table shows the balances and changes in the other additional liability related to the no-lapse guarantees contained within our universal life contracts:

(Dollars in millions)	Years ended December 31,
	2023	2022	2021
Balance, beginning of period	$121	$133	$116
Balance, beginning of period before shadow reserve adjustments	123	131	113
Effect of changes in cash flow assumptions	(6)	(1)	4
Effect of actual variances from expected experience	—	6	—
Adjusted beginning of period balance	117	136	117
Interest accrual	4	4	4
Excess death benefits	(6)	(18)	(4)
Attributed assessments	12	12	12
Effect of changes in interest rate assumptions	2	(11)	2
Balance, end of period before shadow reserve adjustments	129	123	131
Shadow reserve adjustments	(1)	(2)	2
Balance, end of period	128	121	133
Less reinsurance recoverable, end of period	6	5	3
Net other additional liability, after reinsurance recoverable	$134	$126	$136

Weighted-average duration of the other additional liability	32	34	35

The following table shows balances and changes in separate account balances during the period:

(Dollars in millions)	Years ended December 31,
	2023	2022	2021
Balance, beginning of period	$892	$959	$952
Interest credited before policy charges	42	38	37
Change in unrealized gains and losses impacting separate account liabilities	—	(85)	(22)
Benefit payments	(10)	(15)	(6)
Other	1	(5)	(2)
Balance, end of period	$925	$892	$959

Cash surrender value	$917	$890	$870

Cincinnati Financial Corporation - 2023 10-K - Page 158

NOTE 6 – Deferred Policy Acquisition Costs
Expenses directly related to successfully acquired insurance policies – primarily commissions, premium taxes and underwriting costs – are deferred and amortized over the terms of the policies. We update our acquisition cost assumptions periodically to reflect actual experience. For property casualty, we evaluate the costs for recoverability. No premium deficiencies were recorded in the consolidated statements of income in 2023, 2022 and 2021, as the sum of the anticipated loss and loss expenses, policyholder dividends and unamortized deferred acquisition expenses did not exceed the related unearned premiums and anticipated investment income.
The adoption of ASU 2018-12 on January 1, 2023, resulted in a simplified amortization of life deferred acquisition costs and the removal of shadow deferred acquisition costs. See Note 1, Summary of Significant Accounting Policies, for further discussion.
The table below shows the deferred policy acquisition costs and asset reconciliation:

(Dollars in millions)	Years ended December 31,
	2023	2022	2021
Property casualty:
Deferred policy acquisition costs asset, January 1	$682	$602	$542
Capitalized deferred policy acquisition costs	1,488	1,383	1,211
Amortized deferred policy acquisition costs	(1,421)	(1,303)	(1,151)
Deferred policy acquisition costs asset, December 31	$749	$682	$602

Life:
Deferred policy acquisition costs asset, January 1	$331	$314	$296
Capitalized deferred policy acquisition costs	42	44	43
Amortized deferred policy acquisition costs	(29)	(27)	(25)
Deferred policy acquisition costs asset, December 31	$344	$331	$314

Consolidated:
Deferred policy acquisition costs asset, January 1	$1,013	$916	$838
Capitalized deferred policy acquisition costs	1,530	1,427	1,254
Amortized deferred policy acquisition costs	(1,450)	(1,330)	(1,176)
Deferred policy acquisition costs asset, December 31	$1,093	$1,013	$916

The removal of shadow deferred policy acquisition costs as a result of the adoption of ASU 2018-12 resulted in a $33 million increase, across all products, from $263 million pre-adoption at December 31, 2020, to $296 million post-adoption at January 1, 2021.

Cincinnati Financial Corporation - 2023 10-K - Page 159

The table below shows the life deferred policy acquisition costs asset by product:

(Dollars in millions)
Year ended December 31, 2023	Term	Whole life	Deferred annuity	Universal life	Total
Balance, beginning of period	$228	$43	$7	$53	$331
Capitalized deferred policy acquisition costs	30	8	2	2	42
Amortized deferred policy acquisition costs	(22)	(3)	(1)	(3)	(29)
Balance, end of period	$236	$48	$8	$52	$344

Year ended December 31, 2022
Balance, beginning of period	$215	$38	$7	$54	$314
Capitalized deferred policy acquisition costs	34	7	1	2	44
Amortized deferred policy acquisition costs	(21)	(2)	(1)	(3)	(27)
Balance, end of period	$228	$43	$7	$53	$331

Year ended December 31, 2021
Balance, beginning of period	$201	$35	$6	$54	$296
Capitalized deferred policy acquisition costs	35	5	1	2	43
Amortized deferred policy acquisition costs	(21)	(2)	—	(2)	(25)
Balance, end of period	$215	$38	$7	$54	$314

Cincinnati Financial Corporation - 2023 10-K - Page 160

NOTE 7 – Note Payable
We have one unsecured revolving credit facility through multiple commercial banks that expires on February 4, 2026. The borrowing capacity is $300 million with an additional $300 million accordion feature. Terms and conditions of the agreement include a debt-to-total capital maximum of 35%. We had no compensating balance requirements on short-term debt for either 2023 or 2022. The line of credit had $25 million and $50 million drawn at December 31, 2023 and 2022, respectively. The interest rate charged on our borrowings on this credit agreement ranged from 5.27% to 6.33% during 2023 and ranged from 0.99% to 5.00% during 2022. In addition, we have letters of credit related to our Cincinnati Re and Cincinnati Global operations with no amounts drawn at December 31, 2023 and 2022.

Cincinnati Financial Corporation - 2023 10-K - Page 161

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

The finance lease term for equipment and autos is three to six years while the operating lease term for real estate properties is typically five years. Lease obligations totaled $59 million and $52 million in 2023 and 2022, respectively. Below are the lease obligations we expect to pay through 2029 and thereafter including $6 million of interest for finance and operating leases:

(Dollars in millions)	Years ended December 31,
	2024	2025	2026	2027	2028	2029 and thereafter
Finance lease obligations	$16	$12	$9	$7	$6	$3
Operating lease obligations	3	3	3	2	1	—
Total lease obligations	$19	$15	$12	$9	$7	$3

The following table provides lease cost and other information:

(Dollars in millions)	Years ended December 31,
	2023	2022	2021
Lease cost:
Finance lease cost	$14	$14	$15
Operating lease cost	3	5	4
Total lease cost	$17	$19	$19

Other information finance leases:
Finance cash outflows	$16	$15	$15
Weighted average discount rate	4.35%	3.20%	2.46%
Weighted average remaining lease term in years	3.89	3.49	3.45

Other information operating leases:
Operating cash outflows	$3	$4	$4
Weighted average discount rate	4.66%	3.44%	2.86%
Weighted average remaining lease term in years	4.30	4.53	4.37

Cincinnati Financial Corporation - 2023 10-K - Page 162

NOTE 9 – Shareholders’ Equity and Dividend Restrictions
Declared cash dividends per share were $3.00, $2.76 and $2.52 for the years ended December 31, 2023, 2022 and 2021, respectively.

Our lead insurance subsidiary, The Cincinnati Insurance Company, paid dividends to the parent company of $526 million, $729 million and $583 million in 2023, 2022 and 2021, respectively. State regulatory requirements restrict the dividends insurance subsidiaries can pay. Generally, the most our lead insurance subsidiary can pay without prior regulatory approval is the greater of 10% of statutory capital and surplus or 100% of statutory net income for the prior calendar year. Dividends exceeding these limitations may be paid only with approval of the insurance department of the domiciliary state. During 2024, the total that our lead insurance subsidiary may pay in dividends is approximately $729 million.

Dividend payments from Cincinnati Global to the parent company are subject to regulation by U.K. law. Cincinnati Global paid no dividends to the parent company in 2023, 2022 or 2021.

Cincinnati Financial Corporation - 2023 10-K - Page 163

Accumulated Other Comprehensive Income
The adoption of ASU 2018-12 on January 1, 2023 resulted in restatement of certain amounts below. See Note 1, Summary of Significant Accounting Policies, for further discussion. The table below shows beginning and end of year accumulated other comprehensive income (AOCI) for investments, pension obligations, life policy reserves, reinsurance recoverable and other. The changes from the beginning of year to the end of year are the result of changes to other comprehensive income or loss (OCI).

(Dollars in millions)	2023			2022			2021
	Before tax	Income tax	Net	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, January 1	$(847)	$(182)	$(665)	$792	$165	$627	$1,026	$215	$811
OCI before investment gains and losses, net, recognized in net income	255	55	200	(1,642)	(347)	(1,295)	(204)	(44)	(160)
Investment gains and losses, net, recognized in net income	22	4	18	3	—	3	(30)	(6)	(24)
OCI	277	59	218	(1,639)	(347)	(1,292)	(234)	(50)	(184)
AOCI, December 31	$(570)	$(123)	$(447)	$(847)	$(182)	$(665)	$792	$165	$627

Pension obligations:
AOCI, January 1	$36	$9	$27	$27	$7	$20	$(41)	$(7)	$(34)
OCI excluding amortization recognized in net income	2	1	1	12	2	10	62	12	50
Amortization recognized in net income	(8)	(2)	(6)	(3)	—	(3)	6	2	4
OCI	(6)	(1)	(5)	9	2	7	68	14	54
AOCI, December 31	$30	$8	$22	$36	$9	$27	$27	$7	$20

Life policy reserves, reinsurance recoverable and other:
AOCI, January 1	$29	$5	$24	$(444)	$(94)	$(350)	$(10)	$(2)	$(8)
Cumulative effect of change in accounting for long duration insurance contracts	—	—	—	—	—	—	(550)	(116)	(434)
Adjusted AOCI, January 1	29	5	24	(444)	(94)	(350)	(560)	(118)	(442)
OCI before investment gains and losses, net, recognized in net income	(42)	(8)	(34)	473	99	374	116	24	92
Investment gains and losses, net, recognized in net income	—	—	—	—	—	—	—	—	—
OCI	(42)	(8)	(34)	473	99	374	116	24	92
AOCI, December 31	$(13)	$(3)	$(10)	$29	$5	$24	$(444)	$(94)	$(350)

Summary of AOCI:
AOCI, January 1	$(782)	$(168)	$(614)	$375	$78	$297	$975	$206	$769
Cumulative effect of change in accounting for long duration insurance contracts	—	—	—	—	—	—	(550)	(116)	(434)
Adjusted AOCI, January 1	(782)	(168)	(614)	375	78	297	425	90	335
Investments OCI	277	59	218	(1,639)	(347)	(1,292)	(234)	(50)	(184)
Pension obligations OCI	(6)	(1)	(5)	9	2	7	68	14	54
Life policy reserves, reinsurance recoverable and other OCI	(42)	(8)	(34)	473	99	374	116	24	92
Total OCI	229	50	179	(1,157)	(246)	(911)	(50)	(12)	(38)
AOCI, December 31	$(553)	$(118)	$(435)	$(782)	$(168)	$(614)	$375	$78	$297

Investment gains and losses, net, and other investment gains and losses, net, are recorded in the investment gains and losses, net, line item in the consolidated statements of income. Amortization on pension obligations is recorded in the insurance losses and contract holders' benefits and underwriting, acquisition and insurance expenses line items in the consolidated statements of income.
Cincinnati Financial Corporation - 2023 10-K - Page 164

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

The table below summarizes our consolidated property casualty insurance net written premiums, earned premiums and incurred loss and loss expenses:

(Dollars in millions)	Years ended December 31,
	2023	2022	2021
Direct written premiums	$7,784	$7,002	$6,229
Assumed written premiums	597	619	515
Ceded written premiums	(335)	(314)	(265)
Net written premiums	$8,046	$7,307	$6,479

Direct earned premiums	$7,407	$6,677	$5,996
Assumed earned premiums	569	561	443
Ceded earned premiums	(331)	(314)	(255)
Earned premiums	$7,645	$6,924	$6,184

Direct incurred loss and loss expenses	$4,843	$4,495	$3,352
Assumed incurred loss and loss expenses	280	396	366
Ceded incurred loss and loss expenses	(165)	(175)	(122)
Incurred loss and loss expenses	$4,958	$4,716	$3,596

Our life insurance company purchases reinsurance for protection of a portion of risks that are written. Primary components of our life reinsurance program include individual mortality coverage, aggregate catastrophe and accidental death coverage in excess of certain deductibles.

The table below summarizes our consolidated life insurance earned premiums and contract holders' benefits incurred:

(Dollars in millions)	Years ended December 31,
	2023	2022	2021
Direct earned premiums	$394	$379	$370
Ceded earned premiums	(81)	(78)	(76)
Earned premiums	$313	$301	$294

Direct contract holders' benefits incurred	$391	$394	$380
Ceded contract holders' benefits incurred	(75)	(91)	(67)
Contract holders' benefits incurred	$316	$303	$313

The ceded benefits incurred can vary depending on the type of life insurance policy held and the year the policy was issued.

Cincinnati Financial Corporation - 2023 10-K - Page 165

NOTE 11 – Income Taxes
The significant components of deferred tax assets and liabilities included in the consolidated balance sheets at December 31 were as follows:

(Dollars in millions)	At December 31,
	2023	2022
Deferred tax assets:
Unearned premiums	$165	$148
Loss and loss expense reserves	120	106
Net operating loss on international earnings	26	28
Deferred international earnings	—	16
Other	70	55
Deferred tax assets before valuation allowance	381	353
Valuation allowance for international operations	—	31
Deferred tax assets net of valuation allowance	381	322
Deferred tax liabilities:
Investment gains and other, net	1,290	992
Deferred acquisition costs	184	171
Life policy reserves	104	121
Deferred international earnings	21	—
Investments	35	31
Other	71	61
Total gross deferred tax liabilities	1,705	1,376
Net deferred income tax liability	$1,324	$1,054

Deferred tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount recognized for tax purposes.

Deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized. After considering all positive and negative evidence of taxable income in the carryback and carryforward periods as permitted by law, we believe it is more likely than not that all of the deferred tax assets on our U.S. domestic operations will be realized. As a result, we have no valuation allowance at December 31, 2023 and 2022, for our U.S. domestic operations.

For financial reporting purposes, income (loss) before income taxes includes the following components:

(Dollars in millions)	For the years ended December 31,
	2023	2022	2021
United States	$2,195	$(719)	$3,672
International	81	25	26
Total income (loss) before income taxes	$2,276	$(694)	$3,698

Cincinnati Financial Corporation - 2023 10-K - Page 166

The provision (benefit) for income taxes consists of:

(Dollars in millions)	For the years ended December 31,
	2023	2022	2021
Provision (benefit) for income taxes:
Current – United States federal	$209	$148	$248
International	1	—	(1)
Total current	210	148	247
Deferred – United States federal	216	(355)	483
International	7	—	—
Total deferred	223	(355)	483
Total provision (benefit) for income taxes	$433	$(207)	$730

The differences between the 21% statutory federal income tax rate and our effective income tax rate were as follows:

(Dollars in millions)	Years ended December 31,
	2023		2022		2021
Tax at statutory rate:	$478	21.0%	$(146)	21.0%	$777	21.0%
Increase (decrease) resulting from:
Tax-exempt income from municipal bonds	(21)	(0.9)	(20)	2.9	(20)	(0.5)
Dividend received exclusion	(22)	(1.0)	(21)	3.0	(20)	(0.5)
Release of unrecognized tax benefit	—	—	(34)	4.9	—	—
Other	(2)	(0.1)	14	(2.0)	(7)	(0.3)
Provision (benefit) for income taxes	$433	19.0%	$(207)	29.8%	$730	19.7%

The provision (benefit) for federal income taxes is based upon the filing of a consolidated income tax return for the company and its domestic subsidiaries within the United States. We had no operating or capital loss carryforwards in the United States at December 31, 2023 and 2022. As more fully discussed below, Cincinnati Global, has operating loss carryforwards in the United Kingdom.

Enactment of the Inflation Reduction Act of 2022
The Inflation Reduction Act of 2022 (Tax Act) was enacted on August 16, 2022. Along with other changes, the Tax Act created a new corporate alternative minimum tax (CAMT) for certain corporations based on 15% of adjusted financial statement income for the taxable year. The effective date of this enacted legislation was January 1, 2023. Even though we are an applicable corporation for the purposes of the CAMT, we do not expect the enactment of the Tax Act to have a material impact on our financial statements.

Unrecognized Tax Benefits
During 2022, we received favorable guidance from the Internal Revenue Service (IRS) supporting our tax position related to our unrecognized tax benefit set up in 2018. As a result of this guidance, we released our $34 million gross unrecognized tax benefit liability at December 31, 2022. The $34 million release was recognized as an additional income tax benefit and is shown separately in our effective income tax rate reconciliation. We had no unrecognized tax benefit at December 31, 2023.

We are currently under audit for tax years 2021 and 2020. The statute of limitations for federal tax purposes has closed for tax years ended December 31, 2019 and earlier.

In addition to our IRS filings, we file income tax returns with immaterial amounts in various state jurisdictions and record these amounts in our provision for income taxes for both current and deferred taxes. The statute of limitations for state income tax purposes has closed for tax years ended December 31, 2020 and earlier.

Cincinnati Financial Corporation - 2023 10-K - Page 167

Cincinnati Global operates in the United Kingdom and as such, is subject to tax in that jurisdiction. The statute of limitations for tax return review by His Majesty’s Revenue and Customs (HMRC) has closed for tax returns with a submission deadline ended December 31, 2021, and earlier. There are currently no tax returns under review by HMRC.

Income taxes paid in our consolidated statements of cash flows are shown net of refunds received. We received a $2 million refund in 2023, and no refunds in 2022 or 2021.

Cincinnati Global
Deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized. After considering all positive and negative evidence of taxable income in the carryback and carryforward periods as permitted by law, we believe it is more likely than not that all of the deferred tax assets of Cincinnati Global will be realized. As a result, we had no valuation allowance at December 31, 2023. We had a valuation allowance of $31 million and $53 million at December 31, 2022, and 2021, respectively.

The following is a tabular reconciliation of the total amounts of our Cincinnati Global valuation allowance:

(Dollars in millions)	Years ended December 31,
	2023	2022	2021
Valuation allowance, January 1	$31	$53	$56
Current year operations	(31)	(22)	(3)
Valuation allowance, December 31	$—	$31	$53

Cincinnati Global had no operating loss carryforwards in the United States and $100 million in the United Kingdom at December 31, 2023, and $5 million in the United States and $109 million in the United Kingdom at December 31, 2022. These Cincinnati Global losses can only be utilized within the Cincinnati Global group in both the United States and in the United Kingdom and cannot offset the income of our domestic operations in the United States.
Cincinnati Financial Corporation - 2023 10-K - Page 168

NOTE 12 – Net Income (Loss) Per Common Share
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are computed based on the weighted average number of common and dilutive potential common shares outstanding using the treasury stock method. The table shows calculations for basic and diluted earnings per share:

(In millions, except per share data)	Years ended December 31,
	2023	2022	2021
Numerator:
Net income (loss)—basic and diluted	$1,843	$(487)	$2,968
Denominator:
Basic weighted-average common shares outstanding	157.0	158.8	161.0
Effect of share-based awards:
Stock options	0.7	—	1.1
Nonvested shares	0.4	—	0.6
Diluted weighted-average shares	158.1	158.8	162.7
Earnings (loss) per share:
Basic	$11.74	$(3.06)	$18.43
Diluted	11.66	(3.06)	18.24
Number of anti-dilutive share-based awards	1.3	2.2	0.8

The sources of dilution of our common shares are certain equity-based awards as discussed in Note 17, Share-Based Associate Compensation Plans. The above table includes the number of anti-dilutive share-based awards at year-end 2023, 2022 and 2021. In accordance with Accounting Standards Codification 260, Earnings per Share, the assumed exercise of share-based awards were excluded from the computation of diluted loss per share for the year-ended 2022, because their exercise would have anti-dilutive effects.
Cincinnati Financial Corporation - 2023 10-K - Page 169

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

We sponsor a defined contribution plan (401(k) plan) for eligible associates with matching company contributions totaling $26 million, $24 million and $22 million during the years 2023, 2022 and 2021, respectively. Associates who are not accruing benefits under the pension plan are eligible to receive the company match of up to 6% of cash compensation. Participants vest in the company match for the 401(k) plan after three years of eligible service.

We maintain a supplemental executive retirement plan (SERP) with a benefit obligation of $11 million at year-end 2023 and $8 million at year-end 2022, which is included in the projected benefit obligation. The company also makes available to a select group of associates the CFC Top Hat Savings Plan, a nonqualified deferred compensation plan, which had a fair value of $67 million and $57 million at December 31, 2023 and 2022, respectively. Company matching contributions to the CFC Top Hat Savings Plan totaled approximately $1 million for the years 2023, 2022 and 2021, respectively.

Defined Benefit Pension Plan Assumptions
We evaluate our pension plan assumptions annually and update them as necessary. This is a summary of the weighted-average assumptions used to determine our benefit obligations at December 31 for the plans:

	Qualified Pension Plan		SERP
	2023	2022	2023	2022
Discount rate	5.04%	5.34%	5.11%	5.42%
Rate of compensation increase	4.00	4.50	4.00	4.50

To determine the discount rate for each plan, a theoretical settlement portfolio of high-quality rated corporate bonds was chosen to provide payments approximately matching the plan’s projected benefit payments. A single interest rate for each plan was determined resulting in a discounted value of the plan's benefit payments that equates to the market value of the selected bonds. The discount rate is reflective of current market interest rate conditions and our plan's liability characteristics. Based on this analysis, we decreased the rate from the prior year by 0.30 percentage points for the qualified pension plan and by 0.31 percentage points for the SERP. Compensation increase assumptions reflect anticipated rates of inflation, real return on wage growth and merit and promotional increases. The mortality assumption is updated annually to reflect the updated mortality scales. The Pri-2012 tables with Scale MP-2021 was used for the years 2023, 2022 and 2021.

This is a summary of the weighted-average assumptions used to determine our net periodic benefit cost for the plans:

	Qualified Pension Plan			SERP
	2023	2022	2021	2023	2022	2021
Discount rate	5.34%	2.97%	2.68%	5.42%	2.90%	2.52%
Expected return on plan assets	7.00	7.00	7.00	n/a	n/a	n/a
Rate of compensation increase	4.50	2.25-3.25	2.25-3.25	4.50	2.25-3.25	2.25-3.25

The discount rate was increased by 2.37 percentage points for the qualified pension plan and 2.52 percentage points for the SERP due to market interest rate conditions at the beginning of 2023. The discount rate assumptions for our benefit obligation generally track with high-quality rated corporate bond yields chosen in our theoretical settlement portfolio, and yearly adjustments reflect any changes to those bond yields. We believe the expected
Cincinnati Financial Corporation - 2023 10-K - Page 170

return on plan assets is representative of the expected long-term rate of return on these assets, which is consistent with 2023 expectations of interest rates and based partially on the fact that the plan’s common stock holdings pay dividends. We review historical actual return on plan assets when determining our expected long-term rate of return. Total portfolio return for 2023 was 11.8% and for 2022 was negative 8.9%. Our compensation increase assumptions in 2023 reflect anticipated rates of inflation, real return on wage growth and merit and promotional increases.

Benefit obligation activity using an actuarial measurement date for our qualified pension plan and SERP at December 31 follows:

(Dollars in millions)	At December 31,
	2023	2022
Change in projected benefit obligation:
Benefit obligation, January 1	$282	$362
Service cost	6	9
Interest cost	13	10
Actuarial loss (gain)	10	(70)
Benefits paid	(48)	(29)
Projected benefit obligation, December 31	$263	$282

Change in plan assets:
Fair value of plan assets, January 1	$332	$397
Actual return on plan assets	33	(36)
Benefits paid	(48)	(29)
Fair value of plan assets, December 31	$317	$332

Funded status, December 31	$54	$50

Accumulated benefit obligation	$247	$264

Our funded status for 2023 compared to 2022 improved primarily due to higher year over year return on plan assets, offset by decreases in the actuarial gain resulting from decreases in discount rates.
Cincinnati Financial Corporation - 2023 10-K - Page 171

A reconciliation follows of the funded status for our qualified plan and SERP at the end of the measurement period to the amounts recognized in the consolidated balance sheets at December 31:

(Dollars in millions)	At December 31,
	2023	2022
Pension amounts recognized in the consolidated balance sheets:
Other assets	$54	$50
Total	$54	$50

Pension amounts recognized in accumulated other comprehensive income:
Net actuarial gain	$(31)	$(36)
Prior service cost	1	—
Total	$(30)	$(36)

Below are the components of our net periodic benefit cost, as well as other changes in plan assets and benefit obligations recognized in other comprehensive income for our qualified plan and SERP at December 31:

(Dollars in millions)	Years ended December 31,
	2023	2022	2021
Net periodic benefit cost:
Service cost	$6	$9	$10
Non-service costs (benefit):
Interest cost	13	10	10
Expected return on plan assets	(21)	(22)	(21)
Amortization of actuarial (gain) loss and prior service cost	(2)	—	6
Other	(6)	(3)	1
Net periodic benefit cost	$(10)	$(6)	$6

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial gain	$(2)	$(12)	$(62)
Amortization and recognition of actuarial gain (loss)	8	3	(7)
Current year prior service cost	—	—	1
Total recognized in other comprehensive (income) loss	$6	$(9)	$(68)
Total recognized in net periodic benefit cost and other comprehensive income	$(4)	$(15)	$(62)

The 2023 change in the amount recognized in other comprehensive income from 2022 is largely due to higher year over year return on plan assets, offset by decreases in actuarial gain resulting from decreases in discount rates.

Service costs and non-service costs (benefit) are allocated in the same proportion primarily to underwriting, acquisition and insurance expenses line item with the remainder allocated to the insurance losses and contract holders' benefits line item on the consolidated statements of income for 2023, 2022 and 2021.

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

Cincinnati Financial Corporation - 2023 10-K - Page 172

Excluding cash, during 2023 we held approximately 90% of our pension portfolio in domestic common equity investments. The remainder of the portfolio consisted of 7% in United States government fixed-maturity investments, 2% in states, municipalities and taxable political subdivisions fixed-maturity investments, and 1% in domestic corporate fixed-maturity investments. Our common equity portfolio consisted of 29% in the information technology sector, 19% in the financial sector, 16% in the industrials sector, and 13% in the healthcare sector, at year-end 2023. No additional sectors accounted for 10% or more of our common equity portfolio balance at year-end 2023.

Investments in securities are valued based on the fair value hierarchy outlined in Note 3, Fair Value Measurements. The pension plan did not have any liabilities carried at fair value during the years ended December 31, 2023 and 2022. The following table shows the fair value hierarchy for those assets measured at fair value on a recurring basis at December 31, 2023 and 2022. Excluded from the table below is cash on hand of $16 million and $43 million at December 31, 2023 and 2022, respectively.

(Dollars in millions)	Level 1	Level 2	Level 3	Total
At December 31, 2023
Fixed maturities, available for sale:
United States government	$22	$—	$—	$22
Corporate	—	4	—	4
States, municipalities and political subdivisions	—	6	—	6
Total fixed maturities, available for sale	22	10	—	32
Common equities	269	—	—	269
Total	$291	$10	$—	$301

At December 31, 2022
Fixed maturities, available for sale:
United States government	$31	$—	$—	$31
Corporate	—	7	—	7
States, municipalities and political subdivisions	—	6	—	6
Total fixed maturities, available for sale	31	13	—	44
Common equities	245	—	—	245
Total	$276	$13	$—	$289

Our pension plan assets included 100,610 shares of the company’s common stock, which had a fair value of $10 million at December 31, 2023 and 2022, respectively. The defined benefit pension plan did not purchase any of our common stock during 2023 or 2022. The defined benefit pension plan did not sell any of our common stock during 2023 and sold 101,727 shares of our common stock during 2022. The company paid less than $1 million in both 2023 and 2022 in cash dividends on our common stock to the pension plan.

We estimate $7 million of benefit payments from the SERP during 2024. We expect to make the following benefit payments for our qualified plan and SERP, reflecting expected future service:

(Dollars in millions)	Years ended December 31,
	2024	2025	2026	2027	2028	2029 - 2033
Expected future benefit payments	$37	$27	$30	$30	$31	$128

Cincinnati Financial Corporation - 2023 10-K - Page 173

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

(Dollars in millions)	Net income			Capital and surplus
	Years ended December 31,			At December 31,
	2023	2022	2021	2023	2022
The Cincinnati Insurance Company	$607	$520	$929	$7,294	$6,512
The Cincinnati Casualty Company	13	14	15	517	495
The Cincinnati Indemnity Company	3	4	5	130	126
The Cincinnati Specialty Underwriters Insurance Company	76	61	47	611	542
The Cincinnati Life Insurance Company	90	64	41	414	326

NOTE 15 – Transactions With Affiliated Parties
We paid certain officers and directors, or insurance agencies of which they are shareholders, commissions of $9 million, $9 million and $8 million on premium volume of $51 million, $47 million and $47 million for 2023, 2022 and 2021, respectively.

Cincinnati Financial Corporation - 2023 10-K - Page 174

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

Beginning in April 2020, like many companies in the property casualty insurance industry, the company’s property casualty subsidiaries were named as defendants in lawsuits seeking insurance coverage under commercial property insurance policies issued by the company for alleged losses resulting from the shutdown or suspension of their businesses due to the COVID-19 pandemic. Although the allegations vary, the plaintiffs generally seek a declaration of insurance coverage, damages for breach of contract in unspecified amounts for claim denials, interest and attorney fees. Some of the lawsuits also allege that the insurance claims were denied in bad faith or otherwise in violation of state laws and seek extra-contractual or punitive damages.

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

In addition to the inherent difficulty in predicting litigation outcomes, the COVID-19 pandemic business income coverage lawsuits present a number of uncertainties and contingencies that are not yet known, including how many policyholders will ultimately file claims, the extent to which any class may be certified, and the size and scope of any such classes. The legal theories advanced by plaintiffs vary by case as do the state laws that govern the policy interpretation. Most of these lawsuits have been dismissed, both by courts and by plaintiffs, but some have been appealed and a few others remain pending in trial courts. Appellate decisions issued to date generally have been favorable for the insurance industry, and the company has received numerous favorable rulings on appeal with no adverse appellate rulings to date. Some cases remain to be decided and in some jurisdictions, cases have been stayed pending appellate decisions in their state or federal circuit. Accordingly, little discovery has occurred on pending cases. In addition, business income calculations depend upon a wide range of factors that are particular to the circumstances of each individual policyholder and, here, virtually none of the plaintiffs have submitted proofs of loss or otherwise quantified or factually supported any allegedly covered loss. Moreover, the company’s experience shows that demands for damages often bear little relation to a reasonable estimate of potential loss. Accordingly, management cannot now reasonably estimate the possible loss or range of loss, if any. Nonetheless, given the number of claims and potential claims, the indeterminate amounts sought, and the inherent unpredictability of litigation, it is possible that adverse outcomes, if any, in the aggregate could have a material adverse effect on the company’s consolidated financial position, results of operations and cash flows.

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

Cincinnati Financial Corporation - 2023 10-K - Page 175

On a quarterly basis, we review these outstanding matters. Under current accounting guidance, we establish accruals when it is probable that a covered loss has been incurred and we can reasonably estimate its potential exposure. The company accounts for such probable and estimable losses, if any, through the establishment of legal expense reserves. Based on our quarterly review, we believe that our accruals for probable and estimable losses are reasonable and that the amounts accrued do not have a material effect on our consolidated financial position, results of operations and cash flows. However, if any one or more of these matters results in a judgment against us or settlement for an amount that is significantly greater than the amount accrued, the resulting liability could have a material effect on the company’s consolidated financial position, results of operations and cash flows. Based on our most recent review, our estimate for any other matters for which the risk of loss is not probable, but more than remote, is immaterial.

Cincinnati Financial Corporation - 2023 10-K - Page 176

NOTE 17 – Share-Based Associate Compensation Plans
Three equity compensation plans currently permit us to grant various types of equity awards. We currently grant incentive stock options, nonqualified stock options, service-based restricted stock units and performance-based restricted stock units to associates, including some with market-based performance objectives under our shareholder-approved plans. We also have a Holiday Stock Plan that permits annual awards of one share of common stock to each full-time associate for each full calendar year of service up to a maximum of 10 shares. One of our equity compensation plans permits us to grant stock to our outside directors as a component of their annual compensation. We used treasury shares for share-based compensation award issues or exercises during 2023 and 2022.

Share-based compensation cost after tax was $32 million, $29 million and $26 million for the years ended
December 31, 2023, 2022 and 2021, respectively. The related income tax benefit recognized was $8 million,$7 million and $6 million for the years ended December 31, 2023, 2022 and 2021, respectively. Options exercised during the years ended December 31, 2023, 2022 and 2021, had intrinsic value of $14 million, $21 million and $24 million, respectively. Intrinsic value is the market price less the exercise price. Options vested during the year ended December 31, 2023 had no intrinsic value because the weighted average exercise price was greater than the market price on the reporting date. Options vested during the years ended December 31, 2022 and 2021, had total intrinsic value of $2 million and $15 million, respectively.

As of December 31, 2023, we had $43 million of unrecognized total compensation cost related to nonvested stock options and restricted stock unit awards. That cost will be recognized over a weighted-average period of 1.8 years.

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
•Dividend yield is determined by dividing the annualized per share dividend by the stock price on the date of grant.
•Risk-free rates are the implied yield currently available on zero-coupon U.S. Treasury issues with a remaining term approximating the expected term.
The following weighted average assumptions were used in determining fair value for option grants issued:

	2023	2022	2021
Weighted-average expected term	8-9 years	7-9 years	7-9 years
Expected volatility	28.25-29.61%	26.34-28.87%	25.56-27.81%
Dividend yield	2.39%	2.23%	2.62%
Risk-free rates	3.98-3.99%	1.90-1.92%	0.97-1.26%
Weighted-average fair value of options granted during the period	$38.22	$30.34	$19.64

Cincinnati Financial Corporation - 2023 10-K - Page 177

Below is a summary of option information for the year 2023:

(Dollars in millions, except exercise price. Shares in thousands)	Shares	Weighted- average exercise price	Aggregate intrinsic value	Weighted-average remaining contractual life
Outstanding option shares at January 1, 2023	3,608	$86.21
Granted	384	125.57
Exercised	(280)	59.98
Forfeited or expired	(65)	86.73
Outstanding option shares at December 31, 2023	3,647	92.36	$62	5.43 years

Options exercisable at end of period	2,855	$84.68	$61	4.59 years

Cash received from the exercise of options was $9 million, $10 million and $13 million for the years ended December 31, 2023, 2022 and 2021, respectively. We acquired 72,549, 80,538 and 77,947 shares totaling
$8 million, $10 million and $8 million, respectively, from associates in consideration for option exercises during 2023, 2022 and 2021. The weighted-average remaining contractual life for options expected to vest as of December 31, 2023, was 8.45 years.

Under all active shareholder approved plans, a total of 10.3 million shares were authorized to be granted. At December 31, 2023, 3.6 million shares remained available for future issuance under the plans. During 2023, we granted 11,524 shares of common stock to our directors for 2022 board service fees.

Restricted Stock Units
Service-based restricted stock units granted to associates are valued at fair value of the shares on the date of grant less the present value of the dividends that holders of restricted stock units do not receive on the shares underlying the restricted stock units during the vesting period. Service-based restricted stock units generally cliff vest three years after the date of grant. We also grant restricted stock units which vest on a three year ratable vesting schedule. Service-based restricted stock units vested during the year had an intrinsic value of $22 million, $32 million and $26 million for the years ended December 31, 2023, 2022 and 2021, respectively.

We have performance-based awards that vest on the first day of March after a three-calendar-year performance period. These awards vest according to the level of three-year total shareholder return achieved compared with a peer group over a three-year performance period with payouts ranging from 0% to 200% for awards granted in 2023, 2022 and 2021. Three-year total shareholder return is calculated by using annualized total return of a stock to an investor due to capital gain appreciation plus reinvestment of all dividends.

For the three-year performance period ended December 31, 2023, our total shareholder return exceeded two of our eight peers. We expect no payout of these shares to occur in March of 2024. During 2023, no shares of performance-based restricted stock units were issued for the three-year performance period ended December 31, 2022, as our total shareholder return exceeded one of eight peers in our 2020 peer group. We issued 52,335 shares of performance-based restricted stock units during 2022 at the target-level performance hurdle for the three-year performance period ended December 31, 2021, as our total shareholder return exceeded six of nine peers in our 2019 peer group. Performance-based awards vested during the years end December 31, 2022 and 2021 had an intrinsic value of $6 million and $11 million, respectively.

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
Cincinnati Financial Corporation - 2023 10-K - Page 178

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
The following assumptions were used in determining fair value for performance-based grants issued:

	2023	2022	2021
Expected term	2.86 years	2.86 years	2.85 years
Expected volatility	25.98-47.73%	30.09-49.28%	29.50-47.26%
Dividend yield	2.37%	2.19%	2.62%
Risk-free rates	4.32%	1.64%	0.20%

Below is a summary of service-based and performance-based share information, assuming a target payout for performance-based shares, for the year 2023:

(Shares in thousands)	Service-based shares	Weighted- average grant date fair value	Performance-based shares	Weighted- average grant date fair value
Nonvested at January 1, 2023	523	$102.26	155	$124.69
Granted	174	117.21	70	169.50
Vested	(179)	104.61	—	—
Forfeited or canceled	(22)	105.73	(38)	111.77
Nonvested at December 31, 2023	496	106.52	187	144.05

Cincinnati Financial Corporation - 2023 10-K - Page 179

NOTE 18 – Segment Information
We operate primarily in two industries, property casualty insurance and life insurance. Our CODM regularly reviews our reporting segments to make decisions about allocating resources and assessing performance. Our reporting segments are:
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
•Income before income taxes for the Other category is primarily due to interest expense from debt of the parent company, operating expenses of our headquarters and premiums earned minus loss and loss expenses and underwriting expenses of Cincinnati Re and Cincinnati Global.

We do not separately report the identifiable assets of property casualty insurance for the commercial, personal and excess and surplus lines segments or for Cincinnati Re because we do not use that measure to analyze performance. We include all investment portfolio assets, regardless of ownership, in the investments segment.

Cincinnati Financial Corporation - 2023 10-K - Page 180

Segment information is summarized in the following table:

(Dollars in millions)	Years ended December 31,
	2023	2022	2021
Revenues:
Commercial lines insurance
Commercial casualty	$1,481	$1,416	$1,270
Commercial property	1,264	1,136	1,043
Commercial auto	862	842	794
Workers' compensation	277	284	268
Other commercial	380	346	299
Commercial lines insurance premiums	4,264	4,024	3,674
Fee revenues	4	4	4
Total commercial lines insurance	4,268	4,028	3,678

Personal lines insurance
Personal auto	721	626	609
Homeowner	1,044	829	726
Other personal	279	234	207
Personal lines insurance premiums	2,044	1,689	1,542
Fee revenues	4	4	4
Total personal lines insurance	2,048	1,693	1,546

Excess and surplus lines insurance	542	485	398
Fee revenues	3	2	2
Total excess and surplus lines insurance	545	487	400

Life insurance premiums	313	301	294
Fee revenues	10	4	5
Total life insurance	323	305	299

Investments
Investment income, net of expenses	894	781	714
Investment gains and losses, net	1,127	(1,467)	2,409
Total investment revenue	2,021	(686)	3,123

Other
Premiums	795	726	570
Other	13	10	10
Total other revenue	808	736	580
Total revenues	$10,013	$6,563	$9,626

Income (loss) before income taxes:
Insurance underwriting results
Commercial lines insurance	$168	$38	$598
Personal lines insurance	(4)	18	97
Excess and surplus lines insurance	54	48	44
Life insurance	41	27	12
Investments	1,900	(795)	3,018
Other	117	(30)	(71)
Total income (loss) before income taxes	$2,276	$(694)	$3,698

	December 31,	December 31,
Identifiable assets:	2023	2022
Property casualty insurance	$5,294	$5,178
Life insurance	1,562	1,518
Investments	24,999	22,133
Other	914	903
Total	$32,769	$29,732

Cincinnati Financial Corporation - 2023 10-K - Page 181

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company’s management, with the participation of the company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of December 31, 2023. Based upon that evaluation, the company’s chief executive officer and chief financial officer concluded that the design and operation of the company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure that:
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

Changes in Internal Control over Financial Reporting – During the three months ended December 31, 2023, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring and assessing any potential impact on the design and operating effectiveness of our internal controls over financial reporting related to the alternating of associate schedules between working at our headquarters and working from remote locations. Management’s Annual Report on Internal Control Over Financial Reporting and the Report of the Independent Registered Public Accounting Firm are set forth in Item 8.

ITEM 9B. Other Information
Neither the company nor any of our officers or directors adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement as defined by Item 408(a) and Item 408(d) of Regulation S-K during the last fiscal quarter.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
This item is not applicable to the company.
Cincinnati Financial Corporation - 2023 10-K - Page 182

Part III
Our Proxy Statement will be filed with the SEC no later than April 29, 2024, in preparation for the 2024 Annual Meeting of Shareholders scheduled for May 4, 2024. As permitted in Paragraph G(3) of the General Instructions for Form 10-K, we are incorporating by reference, to that statement, portions of the information required by Part III as noted in Item 10 through Item 14 below.

ITEM 10.    Directors, Executive Officers and Corporate Governance
a) The following sections of our Proxy Statement for our 2024 Annual Meeting of Shareholders to be held May 4, 2024, are incorporated herein by reference: “Delinquent Section 16(a) Reports,” “Information about the Board of Directors,” and “Governance of Your Company.”
b) Information about the “Code of Ethics for Senior Financial Officers” appeared in the 2004 Proxy Statement as an appendix and is available at cinfin.com/investors. Our Code of Ethics applies to those who are responsible for preparing and disclosing our financial information. This includes our chief executive officer, chief financial officer and others performing similar functions.
c) Set forth below is information concerning the company’s executive officers who are not also directors of the company, as of February 26, 2024.

Name and Age as of	Primary Title(s) and Business Responsibilities	Executive
February 26, 2024	Since February 2019	Officer Since
Roger A. Brown, FSA, MAAA, CLU (52)	Senior vice president and chief operating officer of The Cincinnati Life Insurance Company. Responsible for life insurance underwriting and operations.	2016
Teresa C. Cracas, Esq. (58)	Chief risk officer and executive vice president of The Cincinnati Insurance Company. Senior vice president until 2022. Responsible for strategic planning and risk management, including oversight of modeling for financial analysis, property casualty reserving and pricing, strategic innovation, ceded reinsurance programs, reinsurance assumed operations and the activities of Cincinnati Global Underwriting Ltd., a London-based, global specialty underwriter for Lloyd's Syndicate 318.	2011
Angela O. Delaney (55)	Senior vice president of The Cincinnati Insurance Company. Responsible for property casualty insurance sales and marketing operations since 2019, including management of field underwriters and independent agency relationships.	2020
Donald J. Doyle, Jr., CPCU, AIM (57)	Senior vice president of The Cincinnati Insurance Company. Responsible for excess and surplus lines underwriting and operations of The Cincinnati Specialty Underwriters Insurance Company and CSU Producer Resources Inc.	2008
Sean M. Givler, CIC, CRM (48)	Senior vice president of The Cincinnati Insurance Company. Responsible for standard market commercial lines underwriting and operations, including management liability and surety insurance, machinery and equipment insurance, loss control and premium audit since 2019.	2017
Theresa A. Hoffer (62)	Senior vice president and treasurer of The Cincinnati Insurance Company since 2016. Responsible for corporate accounting and SEC reporting operations.	2017
John S. Kellington (62)	Chief information officer and executive vice president of The Cincinnati Insurance Company. Senior vice president until 2022. Responsible for enterprise technology platforms and related activities.	2010
Lisa A. Love, Esq. (64)	Chief legal officer, executive vice president and corporate secretary of Cincinnati Financial Corporation. Senior vice president and general counsel until 2022. Responsible for corporate legal, governance and compliance activities, including oversight of regulatory and compliance, shareholder services, government relations, litigation and contract administration.	2011
Cincinnati Financial Corporation - 2023 10-K - Page 183

Name and Age as of	Primary Title(s) and Business Responsibilities	Executive
February 26, 2024	Since February 2019	Officer Since
Marc J. Schambow, CPCU, AIM, ASLI (58)	Chief claims officer and senior vice president of The Cincinnati Insurance Company. Responsible for all headquarters and field claims operations, including special investigations and claims administration. Until 2020, vice president of field claims.	2022
Michael J. Sewell, CPA (60)	Chief financial officer, principal accounting officer, executive vice president and treasurer of Cincinnati Financial Corporation. Senior vice president until 2022. Chief operating officer of CFC Investment Company, a commercial lease and finance subsidiary. Responsible for oversight of accounting, finance, financial reporting, purchasing, investor relations, administrative services and facilities maintenance and security.	2011
Steven A. Soloria, CFA, CPCU (57)	Chief investment officer and executive vice president of Cincinnati Financial Corporation. Responsible for all investment operations. Senior vice president of The Cincinnati Insurance Company until 2023. Vice president of investments until 2022.	2023
William H. Van Den Heuvel (57)	Senior vice president of The Cincinnati Insurance Company. Responsible for all aspects of personal lines operations, including underwriting, insurance regulatory filings, product management and risk management.	2014

Cincinnati Financial Corporation - 2023 10-K - Page 184

ITEM 11.    Executive Compensation
The “Compensation of Named Executive Officers and Directors,” section of our Proxy Statement for our Annual Meeting of Shareholders to be held May 4, 2024, is incorporated herein by reference. It includes the “Report of the Compensation Committee,” “Compensation Committee Interlocks and Insider Participation” and the “Compensation Discussion and Analysis.”

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters
a) The “Security Ownership of Principal Shareholders and Management” section of our Proxy Statement for our Annual Meeting of Shareholders to be held May 4, 2024, is incorporated herein by reference.
b) Information on securities authorized for issuance under equity compensation plans appears in Part II, Item 5, Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Additional information on share-based compensation under our equity compensation plans is available in Item 8, Note 17 of the Consolidated Financial Statements.

Cincinnati Financial Corporation - 2023 10-K - Page 185

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
The following sections of our Proxy Statement for our Annual Meeting of Shareholders to be held May 4, 2024, are incorporated herein by reference: “Governance of Your Company – Director Independence” and “Governance of Your Company – Certain Relationships and Transactions.”

ITEM 14.    Principal Accounting Fees and Services
The “Audit-Related Matters,” section of our Proxy Statement for our Annual Meeting of Shareholders to be held May 4, 2024, is incorporated herein by reference. It includes the “Proposal 5 – Ratification of Selection of Independent Registered Public Accounting Firm,” “Report of the Audit Committee,” “Fees Billed by the Independent Registered Public Accounting Firm” and “Services Provided by the Independent Registered Public Accounting Firm.”

Cincinnati Financial Corporation - 2023 10-K - Page 186

Part IV

ITEM 15.    Exhibit and Financial Statement Schedules
a) Financial Statements – information contained in Part II, Item 8, of this report, Page 119 to Page 181
b) Exhibits – see Index of Exhibits, Page 199
Schedule I – Summary of Investments – Other Than Investments in Related Parties, Page 188
Schedule II – Condensed Financial Statements of Parent Company, Page 190
Schedule III – Supplementary Insurance Information, Page 193
Schedule IV – Reinsurance, Page 195
Schedule V – Valuation and Qualifying Accounts, Page 196
Schedule VI – Supplementary Information Concerning Property Casualty Insurance Operations, Page 197

ITEM 16. Form 10-K Summary
This item is not applicable to the company.

Cincinnati Financial Corporation - 2023 10-K - Page 187

Schedule I

Cincinnati Financial Corporation and Subsidiaries
Summary of Investments - Other Than Investments in Related Parties
(Dollars in millions)	At December 31, 2023
Type of investment	Cost or amortized cost	Fair value	Balance sheet
Fixed maturities:
States, municipalities and political subdivisions:
The Cincinnati Insurance Company	$3,339	$3,278	$3,278
The Cincinnati Casualty Company	239	231	231
The Cincinnati Indemnity Company	50	49	49
The Cincinnati Life Insurance Company	447	388	388
The Cincinnati Specialty Underwriters Insurance Company	738	710	710
Cincinnati Financial Corporation	54	47	47
Total	4,867	4,703	4,703
United States government:
The Cincinnati Insurance Company	122	119	119
The Cincinnati Casualty Company	1	1	1
The Cincinnati Indemnity Company	1	1	1
Cincinnati Global Underwriting Ltd.	79	79	79
Total	203	200	200
Government-sponsored enterprises:
The Cincinnati Insurance Company	641	641	641
The Cincinnati Casualty Company	25	25	25
The Cincinnati Indemnity Company	6	6	6
The Cincinnati Life Insurance Company	320	318	318
The Cincinnati Specialty Underwriters Insurance Company	126	126	126
Cincinnati Global Underwriting Ltd.	6	5	5
Cincinnati Financial Corporation	103	103	103
Total	1,227	1,224	1,224
Foreign government:
Cincinnati Global Underwriting Ltd.	25	25	25
Total	25	25	25
All other corporate bonds:
The Cincinnati Insurance Company	4,147	3,955	3,955
The Cincinnati Casualty Company	98	89	89
The Cincinnati Indemnity Company	35	33	33
The Cincinnati Life Insurance Company	3,176	3,005	3,005
The Cincinnati Specialty Underwriters Insurance Company	398	373	373
Cincinnati Global Underwriting Ltd.	158	158	158
Cincinnati Financial Corporation	27	26	26
Total	8,039	7,639	7,639
Total fixed maturities	$14,361	$13,791	$13,791

Cincinnati Financial Corporation - 2023 10-K - Page 188

Schedule I (continued)

Cincinnati Financial Corporation and Subsidiaries
Summary of Investments - Other Than Investments in Related Parties
(Dollars in millions)	At December 31, 2023
Type of investment	Cost or amortized cost	Fair value	Balance sheet
Equity securities:
Common equities:
The Cincinnati Insurance Company	$2,025	$5,558	$5,558
The Cincinnati Casualty Company	58	171	171
The Cincinnati Indemnity Company	18	40	40
The Cincinnati Specialty Underwriters Insurance Company	109	302	302
CSU Producer Resources Inc.	17	28	28
Cincinnati Financial Corporation	1,642	4,542	4,542
Total	3,869	10,641	10,641
Nonredeemable preferred equities:
The Cincinnati Insurance Company	397	334	334
The Cincinnati Life Insurance Company	13	12	12
Cincinnati Financial Corporation	3	2	2
Total	413	348	348
Total equity securities	$4,282	$10,989	$10,989
Other invested assets:
Policy loans:
The Cincinnati Life Insurance Company	$33	—	$33
Deposits at Lloyd's:
Cincinnati Global Underwriting Ltd.	39	—	39
Cincinnati Financial Corporation	5	—	5
Private equity:
The Cincinnati Insurance Company (1)	389	—	389
The Cincinnati Life Insurance Company (1)	5	—	5
Cincinnati Financial Corporation (1)	40	—	40
Real estate:
The Cincinnati Insurance Company (1)	58	—	58
The Cincinnati Life Insurance Company (1)	4	—	4
Cincinnati Financial Corporation (1)	4	—	4
Total other invested assets	$577	—	$577
Total investments	$19,220	—	$25,357

Notes to Schedule I:
 (1) These other invested assets are accounted for under the equity method.
Cincinnati Financial Corporation - 2023 10-K - Page 189

Schedule II

Cincinnati Financial Corporation (parent company only)
Condensed Balance Sheets
(Dollars in millions)	At December 31,
	2023	2022
Assets
Investments
Fixed maturities, at fair value (amortized cost: 2023—$184; 2022—$91)	$176	$78
Equity securities, at fair value (cost: 2023—$1,645; 2022—$1,734)	4,544	3,978
Other invested assets	49	53
Total investments	4,769	4,109
Cash and cash equivalents	138	121
Equity in net assets of subsidiaries	8,481	7,427
Investment income receivable	13	11
Land, building and equipment, net, for company use (accumulated depreciation: 2023—$164; 2022—$156)	138	136
Income tax receivable	4	5
Other assets	150	116
Due from subsidiaries	40	102
Total assets	$13,733	$12,027
Liabilities
Dividends declared but unpaid	$118	$108
Deferred federal income tax	624	480
Long-term debt	789	789
Other liabilities	104	88
Total liabilities	1,635	1,465
Shareholders' Equity
Common stock	397	397
Paid-in capital	1,437	1,392
Retained earnings	13,084	11,711
Accumulated other comprehensive income	(435)	(614)
Treasury stock, at cost	(2,385)	(2,324)
Total shareholders' equity	12,098	10,562
Total liabilities and shareholders' equity	$13,733	$12,027

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8.

Cincinnati Financial Corporation - 2023 10-K - Page 190

Schedule II (continued)

Cincinnati Financial Corporation (parent company only)
Condensed Statements of Income and Comprehensive Income
(Dollars in millions)	Years ended December 31,
	2023	2022	2021
Revenues
Investment income, net of expenses	$109	$101	$91
Investment gains and losses, net	644	(790)	1,058
Other revenue	15	15	15
Total revenues	768	(674)	1,164
Expenses
Interest expense	52	53	53
Other expenses	38	33	32
Total expenses	90	86	85
Income (Loss) Before Income Taxes and Earnings of Subsidiaries	678	(760)	1,079
Provision (Benefit) for Income Taxes	134	(161)	217
Net Income (Loss) Before Earnings of Subsidiaries	544	(599)	862
Increase in equity of subsidiaries	1,299	112	2,106
Net Income (Loss)	$1,843	$(487)	$2,968
Other Comprehensive Income (Loss), Net of Taxes
Change in unrealized gain on securities	4	(10)	1
Amortization of pension actuarial gains (losses) and prior service costs	(5)	7	54
Other Comprehensive Income (Loss), Net of Taxes Before Other Comprehensive Income (Loss) of Subsidiaries	(1)	(3)	55
Other comprehensive income (loss) of subsidiaries	180	(908)	(93)
Other comprehensive income (loss)	179	(911)	(38)
Comprehensive Income (Loss)	$2,022	$(1,398)	$2,930

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8.

Cincinnati Financial Corporation - 2023 10-K - Page 191

Schedule II (continued)

Cincinnati Financial Corporation (parent company only)
Condensed Statements of Cash Flows
(Dollars in millions)	Years ended December 31,
	2023	2022	2021
Cash Flows From Operating Activities
Net income	$1,843	$(487)	$2,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization and other	10	9	10
Investment gains and losses, net	(644)	792	(1,034)
Dividends from subsidiaries	426	729	598
Changes in:
Increase in equity of subsidiaries	(1,299)	(112)	(2,106)
Current federal income taxes	1	(6)	6
Deferred income tax	144	(183)	220
Other assets	(12)	(7)	5
Other liabilities	3	1	—
Intercompany receivable for operations	95	28	5
Net cash provided by operating activities	567	764	672

Cash Flows From Investing Activities
Sale, call or maturity of fixed maturities	17	1	22
Sale of equity securities	138	192	25
Purchase of fixed maturities	(119)	(30)	(19)
Purchase of equity securities	(65)	(187)	(82)
Investment in buildings and equipment	(10)	(4)	(6)
Change in other invested assets, net	—	(4)	108
Net cash (used in) received from investing activities	(39)	(32)	48

Cash Flows From Financing Activities
Payment of cash dividends to shareholders	(454)	(423)	(395)
Shares acquired - share repurchase authorization	(67)	(410)	(144)
Proceeds from stock options exercised	9	10	13
Other	1	1	1
Net cash used in financing activities	(511)	(822)	(525)
Net change in cash and cash equivalents	17	(90)	195
Cash and cash equivalents at beginning of year	121	211	16
Cash and cash equivalents at end of year	$138	$121	$211

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8.

Cincinnati Financial Corporation - 2023 10-K - Page 192

Schedule III

Cincinnati Financial Corporation and Subsidiaries
Supplementary Insurance Information
(Dollars in millions)	Years ended December 31,
	2023	2022	2021
Deferred policy acquisition costs:
Commercial lines insurance	$387	$372	$345
Personal lines insurance	210	168	145
Excess and surplus lines insurance	43	37	33
Other	109	105	79
Total property casualty insurance	749	682	602
Life insurance	344	331	314
Total	$1,093	$1,013	$916

Gross future policy benefits, losses, claims and expense losses:
Commercial lines insurance	$5,887	$5,568	$5,007
Personal lines insurance	990	916	814
Excess and surplus lines insurance	932	753	577
Other	1,166	1,099	831
Total property casualty insurance	8,975	8,336	7,229
Life insurance	3,094	3,038	3,498
Total (1)	$12,069	$11,374	$10,727

Gross unearned premiums:
Commercial lines insurance	$2,111	$2,021	$1,857
Personal lines insurance	1,253	994	850
Excess and surplus lines insurance	273	236	207
Other	481	437	356
Total property casualty insurance	4,118	3,688	3,270
Life insurance	1	1	1
Total (1)	$4,119	$3,689	$3,271

Other policy claims and benefits payable:
Commercial lines insurance	$—	$—	$—
Personal lines insurance	—	—	—
Excess and surplus lines insurance	—	—	—
Other	—	—	—
Total property casualty insurance	—	—	—
Life insurance	49	41	53
Total (1)	$49	$41	$53

Earned premiums:
Commercial lines insurance	$4,264	$4,024	$3,674
Personal lines insurance	2,044	1,689	1,542
Excess and surplus lines insurance	542	485	398
Other	795	726	570
Total property casualty insurance	7,645	6,924	6,184
Life insurance	313	301	294
Total	$7,958	$7,225	$6,478

Cincinnati Financial Corporation - 2023 10-K - Page 193

 Schedule III (continued)

Cincinnati Financial Corporation and Subsidiaries
Supplementary Insurance Information
(Dollars in millions)	Years ended December 31,
	2023	2022	2021
Investment income, net of expenses:
Commercial lines insurance	$—	$—	$—
Personal lines insurance	—	—	—
Excess and surplus lines insurance	—	—	—
Other	—	—	—
Total property casualty insurance (2)	602	509	457
Life insurance	184	171	166
Total	$786	$680	$623

Benefits, claims losses and settlement expenses:
Commercial lines insurance	$2,787	$2,761	$1,940
Personal lines insurance	1,442	1,166	992
Excess and surplus lines insurance	350	315	250
Other	379	474	414
Total property casualty insurance	4,958	4,716	3,596
Life insurance	316	303	313
Total	$5,274	$5,019	$3,909

Amortization of deferred policy acquisition costs:
Commercial lines insurance	$808	$769	$703
Personal lines insurance	367	311	276
Excess and surplus lines insurance	89	79	63
Other	157	144	109
Total property casualty insurance	1,421	1,303	1,151
Life insurance	29	27	25
Total (3)	$1,450	$1,330	$1,176

Underwriting, acquisition and insurance expenses:
Commercial lines insurance	$505	$460	$437
Personal lines insurance	243	198	181
Excess and surplus lines insurance	52	45	43
Other	76	72	55
Total property casualty insurance	876	775	716
Life insurance	58	57	54
Total (3)	$934	$832	$770

Net written premiums:
Commercial lines insurance	$4,336	$4,159	$3,811
Personal lines insurance	2,302	1,831	1,594
Excess and surplus lines insurance	570	502	426
Other	838	815	648
Total property casualty insurance	8,046	7,307	6,479
Accident and health insurance	2	2	2
Total	$8,048	$7,309	$6,481

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

Cincinnati Financial Corporation - 2023 10-K - Page 194

Schedule IV

Cincinnati Financial Corporation and Subsidiaries
Reinsurance
(Dollars in millions)	Years ended December 31,
	2023	2022	2021
Gross amounts:
Life insurance in force	$122,053	$120,147	$116,697
Earned premiums
Commercial lines insurance	$4,399	$4,150	$3,777
Personal lines insurance	2,117	1,755	1,586
Excess and surplus lines insurance	572	510	417
Other	319	262	216
Total property casualty insurance	7,407	6,677	5,996
Life insurance	394	379	370
Total	$7,801	$7,056	$6,366

Ceded amounts to other companies:
Life insurance in force	$39,692	$39,665	$39,204
Earned premiums
Commercial lines insurance	$147	$137	$115
Personal lines insurance	74	67	45
Excess and surplus lines insurance	30	25	19
Other	80	85	76
Total property casualty insurance	331	314	255
Life insurance	81	78	76
Total	$412	$392	$331

Assumed amounts from other companies:
Life insurance in force	$—	$—	$—
Earned premiums
Commercial lines insurance	$12	$11	$12
Personal lines insurance	1	1	1
Excess and surplus lines insurance	—	—	—
Other	556	549	430
Total property casualty insurance	569	561	443
Life insurance	—	—	—
Total	$569	$561	$443

Net amounts:
Life insurance in force	$82,361	$80,482	$77,493
Earned premiums
Commercial lines insurance	$4,264	$4,024	$3,674
Personal lines insurance	2,044	1,689	1,542
Excess and surplus lines insurance	542	485	398
Other	795	726	570
Total property casualty insurance	7,645	6,924	6,184
Life insurance	313	301	294
Total	$7,958	$7,225	$6,478

Percentage of amounts assumed to net:
Life insurance in force	—%	—%	—%
Earned premiums
Commercial lines insurance	0.3%	0.3%	0.3%
Personal lines insurance	—	0.1	0.1
Excess and surplus lines insurance	—	—	—
Other	69.9	75.6	75.4
Total property casualty insurance	7.4	8.1	7.2
Life insurance	—	—	—
Total	7.2	7.8	6.8

Cincinnati Financial Corporation - 2023 10-K - Page 195

Schedule V

Cincinnati Financial Corporation and Subsidiaries
Valuation and Qualifying Accounts
(Dollars in millions)	At December 31,
	2023	2022	2021
Allowance for credit losses (1):
Beginning balance, January 1	$17	$16	$22
Additions charged to costs and expenses	33	15	14
Deductions	(14)	(14)	(20)
Ending balance, December 31	$36	$17	$16
Deferred tax valuation allowance:
Beginning balance, January 1	$31	$53	$56
Additions charged to costs and expenses	—	—	—
Deductions	(31)	(22)	(3)
Ending balance, December 31	—	31	53
Total valuation and qualifying accounts	$36	$48	$69

 Notes to Schedule V:
(1) Includes allowances for credit losses related to premiums receivable, reinsurance recoverable, finance receivables and fixed-maturity securities.
Cincinnati Financial Corporation - 2023 10-K - Page 196

Schedule VI

Cincinnati Financial Corporation and Subsidiaries
Supplementary Information Concerning Property Casualty Insurance Operations
(Dollars in millions)	Years ended December 31,
	2023	2022	2021
Deferred policy acquisition costs:
Commercial lines insurance	$387	$372	$345
Personal lines insurance	210	168	145
Excess and surplus lines insurance	43	37	33
Other	109	105	79
Total	$749	$682	$602

Reserves for unpaid claims and claim adjustment expenses:
Commercial lines insurance	$5,887	$5,568	$5,007
Personal lines insurance	990	916	814
Excess and surplus lines insurance	932	753	577
Other	1,166	1,099	831
Total	$8,975	$8,336	$7,229

Reserve discount deducted	$—	$—	$—

Gross unearned premiums:
Commercial lines insurance	$2,111	$2,021	$1,857
Personal lines insurance	1,253	994	850
Excess and surplus lines insurance	273	236	207
Other	481	437	356
Total	$4,118	$3,688	$3,270

Earned premiums:
Commercial lines insurance	$4,264	$4,024	$3,674
Personal lines insurance	2,044	1,689	1,542
Excess and surplus lines insurance	542	485	398
Other	795	726	570
Total	$7,645	$6,924	$6,184

Investment income, net of expenses:
Commercial lines insurance	$—	$—	$—
Personal lines insurance	—	—	—
Excess and surplus lines insurance	—	—	—
Other	—	—	—
Total (1)	$602	$509	$457

Note to Schedule VI:
(1) This segment information is not regularly allocated to segments and not reviewed by company management in making decisions about resources to be allocated to the segments or to assess their performance.

Cincinnati Financial Corporation - 2023 10-K - Page 197

 Schedule VI (continued)

Cincinnati Financial Corporation and Subsidiaries
Supplementary Information Concerning Property Casualty Insurance Operations
(Dollars in millions)	Years ended December 31,
	2023	2022	2021
Loss and loss expenses incurred related to current accident year:
Commercial lines insurance	$2,910	$2,837	$2,293
Personal lines insurance	1,506	1,227	1,042
Excess and surplus lines insurance	361	324	243
Other	396	487	446
Total	$5,173	$4,875	$4,024

Loss and loss expenses incurred related to prior accident years:
Commercial lines insurance	$(123)	$(76)	$(353)
Personal lines insurance	(64)	(61)	(50)
Excess and surplus lines insurance	(11)	(9)	7
Other	(17)	(13)	(32)
Total	$(215)	$(159)	$(428)

Amortization of deferred policy acquisition costs:
Commercial lines insurance	$808	$769	$703
Personal lines insurance	367	311	276
Excess and surplus lines insurance	89	79	63
Other	157	144	109
Total	$1,421	$1,303	$1,151

Paid loss and loss expenses:
Commercial lines insurance	$2,480	$2,211	$1,806
Personal lines insurance	1,353	1,071	914
Excess and surplus lines insurance	183	145	118
Other	260	260	256
Total	$4,276	$3,687	$3,094

Net written premiums:
Commercial lines insurance	$4,336	$4,159	$3,811
Personal lines insurance	2,302	1,831	1,594
Excess and surplus lines insurance	570	502	426
Other	838	815	648
Total	$8,046	$7,307	$6,479

Cincinnati Financial Corporation - 2023 10-K - Page 198

Index of Exhibits

Exhibit No.	Exhibit Description
3.1
Amended and Restated Articles of Incorporation of Cincinnati Financial Corporation (incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, Exhibit 3.1)

3.2
Amended and Restated Code of Regulations of Cincinnati Financial Corporation, as of May 6, 2023 (incorporated by reference to Exhibit 3.1 filed with the company’s Current Report on Form 8-K dated May 9, 2023)

4.1
Indenture with The Bank of New York Trust Company (incorporated by reference to the company’s Current Report on Form 8-K dated November 2, 2004, filed with respect to the issuance of the company’s 6.125% Senior Notes due November 1, 2034)

4.2
Supplemental Indenture with The Bank of New York Trust Company (incorporated by reference to the company’s Current Report on Form 8-K dated November 2, 2004, filed with respect to the issuance of the company’s 6.125% Senior Notes due November 1, 2034)

4.3
Second Supplemental Indenture with The Bank of New York Trust Company (incorporated by reference to the company’s Current Report on Form 8-K dated May 9, 2005, filed with respect to the completion of the company’s exchange offer and rescission offer for its 6.90% senior debentures due 2028)

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

10.6	Cincinnati Financial Corporation 2006 Stock Compensation Plan (incorporated by reference to the company’s definitive Proxy Statement dated March 30, 2006)
10.7	Cincinnati Financial Corporation 2012 Stock Compensation Plan (incorporated by reference to the company’s definitive Proxy Statement dated March 16, 2012)
10.8	Cincinnati Financial Corporation 2016 Stock Compensation Plan (incorporated by reference to the company’s Definitive Proxy Statement dated March 16, 2016, Appendix B)
10.9	First Amendment of Cincinnati Financial Corporation 2016 Stock Compensation Plan (incorporated by reference to Exhibit 99.1 filed with the Company’s current report on Form 8-K dated April 11, 2016)
10.10
Amended and Restated Cincinnati Financial Corporation Supplemental Retirement Plan dated January 1, 2009 (incorporated by reference to Exhibit 10.7 filed with the company’s Annual Report on Form 10-K dated February 27, 2013)

10.11	Form of Incentive Stock Option Agreement for the 2006 Stock Compensation Plan (incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated October 20, 2006)
10.12	Form of Nonqualified Stock Option Agreement for the 2006 Stock Compensation Plan (incorporated by reference to Exhibit 10.4 filed with the company’s Current Report on Form 8-K dated October 20, 2006)
Cincinnati Financial Corporation - 2023 10-K - Page 199

Exhibit No.	Exhibit Description
10.13
Form of Incentive Stock Option Agreement for the Cincinnati Financial Corporation 2012 Stock Compensation Plan (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated February 21, 2013)

10.14
Form of Nonqualified Stock Option Agreement for the Cincinnati Financial Corporation 2012 Stock Compensation Plan (incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated February 21, 2013)

10.15
Form of Incentive Compensation Agreement for the Cincinnati Financial Corporation Annual Incentive Compensation Plan of 2009 (as amended January 31, 2014) (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated January 30, 2017)

10.16
Form of Incentive Compensation Agreement for the Cincinnati Financial Corporation Annual Incentive Compensation Plan of 2009, Amended and Restated on January 29, 2022 (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated January 29, 2024)

10.17
Form of Incentive Stock Option Agreement for the Cincinnati Financial Corporation 2012 Stock Compensation Plan (incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated January 30, 2017)

10.18
Form of Nonqualified Stock Option Agreement for the Cincinnati Financial Corporation 2012 Stock Compensation Plan (incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated January 30, 2017)

10.19
Form of Incentive Stock Option Agreement for the Cincinnati Financial Corporation 2016 Stock Compensation Plan (incorporated by reference to Exhibit 10.7 filed with the company’s Current Report on Form 8-K dated January 30, 2017)

10.20
Form of Nonqualified Stock Option Agreement for the Cincinnati Financial Corporation 2016 Stock Compensation Plan (incorporated by reference to Exhibit 10.8 filed with the company’s Current Report on Form 8-K dated January 30, 2017)

10.21
Form of Restricted Stock Unit Agreement (service based/cliff) for the Cincinnati Financial Corporation 2016 Stock Compensation Plan (incorporated by reference to Exhibit 10.9 filed with the company’s Current Report on Form 8-K dated January 30, 2017)

10.22
Form of Restricted Stock Unit Agreement (service based/cliff) for the Cincinnati Financial Corporation 2016 Stock Compensation Plan (incorporated by referenced to Exhibit 10.2 filed with the company’s Current Report on Form 8-K dated January 29, 2024)

10.23
Form of Restricted Stock Unit Agreement (service based/ratable) for the Cincinnati Financial Corporation 2016 Stock Compensation Plan (incorporated by reference to Exhibit 10.10 filed with the company’s Current Report on Form 8-K dated January 30, 2017)

10.24
Form of Restricted Stock Unit Agreement (service based/ratable) for the Cincinnati Financial Corporation 2016 Stock Compensation Plan (incorporated by referenced to Exhibit 10.3 filed with the company’s Current Report on Form 8-K dated January 29, 2024)

10.25
Form of Restricted Stock Unit Agreement (performance based) for the Cincinnati Financial Corporation 2016 Stock Compensation Plan (incorporated by reference to Exhibit 10.11 filed with the company’s Current Report on Form 8-K dated January 30, 2017)

10.26
Form of Restricted Stock Unit Agreement (performance based) for the Cincinnati Financial Corporation 2016 Stock Compensation Plan (incorporated by referenced to Exhibit 10.4 filed with the company’s Current Report on Form 8-K dated January 29, 2024)

10.27	Amended and Restated Cincinnati Financial Corporation Top Hat Savings Plan dated January 1, 2018 (incorporated by reference to Exhibit 10.31 filed with the company's Form 10-K dated February 23, 2018)
10.28
Cincinnati Financial Corporation Executive Deferred Compensation Agreement by and between the Cincinnati Financial Corporation and Michael J. Sewell, dated as of October 25, 2011 (incorporated by reference to Exhibit 10.2 filed with the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

10.29
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

Cincinnati Financial Corporation - 2023 10-K - Page 200

Exhibit No.	Exhibit Description
10.30
First Amendment of the Amended and Restated Credit Agreement by and among Cincinnati Financial Corporation, CFC Investment Company, PNC Bank, N.A. as Administrative Agent, PNC Capital Markets LLC, as Sole Bookrunner and Joint Lead Arranger, Fifth Third Bank, N.A., as Joint Lead Arranger and Syndication Agent, The Huntington National Bank and U.S. Bank, N.A., as Documentation Agents, dated February 8, 2016 (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated February 8, 2016)

10.31
Second Amendment of the Amended and Restated Credit Agreement by and among Cincinnati Financial Corporation, CFC Investment Company, PNC Bank, N.A., as Administrative Agent, PNC Capital Markets, LLC, as Sole Bookrunner and Joint Lead Arranger, Fifth Third Bank, N.A. as Joint Lead Arranger and Syndication Agent, The Huntington National Bank and U.S. Bank, N.A. as Documentation Agents, dated March 31, 2016 (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated April 4, 2016)

10.32
Third Amendment of the Amended and Restated Credit Agreement by and among Cincinnati Financial Corporation, CFC Investment Company, PNC Bank, N.A., as Administrative Agent, PNC Capital Markets, LLC, as Sole Bookrunner and Joint Lead Arranger, Fifth Third Bank, N.A. as Joint Lead Arranger and Syndication Agent, The Huntington National Bank and U.S. Bank, N.A. as Documentation Agents, dated February 4, 2019 (incorporated by reference to Exhibit 10.1 filed with the company's Current Report on Form 8-K dated February 6, 2019)

10.33
Fourth Amendment of the Amended and Restated Credit Agreement by and among Cincinnati Financial Corporation, CFC Investment Company, PNC Bank, N.A., as Administrative Agent, PNC Capital Markets, LLC, as Sole Bookrunner and Joint Lead Arranger, Fifth Third Bank, N.A. as Joint Lead Arranger and Syndication Agent, The Huntington National Bank and U.S. Bank, N.A. as Documentation Agents, dated February 26, 2019 (incorporated by reference to Exhibit 10.6 filed with the company’s Current Report on Form 8-K dated February 28, 2019)

10.34
Fifth Amendment of the Amended and Restated Credit Agreement by and among Cincinnati Financial Corporation, CFC Investment Company, PNC Bank, N.A., as Administrative Agent, PNC Capital Markets, LLC, as Sole Bookrunner and Joint Lead Arranger, Fifth Third Bank, N.A. as Joint Lead Arranger and Syndication Agent, The Huntington National Bank and U.S. Bank, N.A. as Documentation Agents, dated March 23, 2023 (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated March 23, 2023)

10.35
Limited Consent to Credit Agreement, dated December 6, 2019, among Cincinnati Financial Corporation, CFC Investment Company, PNC Bank, N.A., Fifth Third Bank, N.A., The Huntington National Bank, U.S. Bank, N.A., and Branch Banking and Trust Company (incorporated by reference to Exhibit 10.6 filed with the company’s Current Report on Form 8-K, dated December 6, 2019)

10.36
Limited Consent to Credit Agreement, dated December 11, 2020, among Cincinnati Financial Corporation, CFC Investment Company, PNC Bank, N.A., Fifth Third Bank, N.A., The Huntington National Bank, U.S. Bank, N.A., and Branch Banking and Trust Company (incorporated by reference to Exhibit 10.7 filed with the company’s Current Report on Form 8-K, dated December 11, 2020)

10.37
Reimbursement Agreement for Letters of Credit by and between Bank of Nova Scotia and The Cincinnati Insurance Company, dated October 15, 2018 (incorporated by reference to Exhibit 10.1 filed with the company's Current Report on Form 8-K/A dated November 14, 2019)

10.38
Letter of Credit Facility Agreement by and between Cincinnati Financial Corporation, as Borrower, and The Bank of Nova Scotia, as Bank, dated February 25, 2019 (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K dated February 28, 2019)

10.39
Amendment Letter No. 1 to the Letter of Credit Facility Agreement, dated November 4, 2019 (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K, dated November 5, 2019)

10.40
Amendment Letter No. 2 to the Letter of Credit Facility Agreement, dated October 30, 2020 (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K, dated November 2, 2020)

10.41
Amendment Letter No. 3 to the Letter of Credit Facility Agreement, dated November 2, 2021 (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K, dated November 3, 2021)

10.42
Amendment Letter No. 4 to the Letter of Credit Facility Agreement, dated October 31, 2022 (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K, dated October 31, 2022)

10.43
Amendment Letter No. 5 to the Letter of Credit Facility Agreement, dated October 31, 2023 (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K, dated October 31, 2023)

11	Statement re: Computation of per share earnings for the years ended December 31, 2023, 2022, and 2021, contained in Part II, Item 8, Note 12, to the Consolidated Financial Statements
Cincinnati Financial Corporation - 2023 10-K - Page 201

Exhibit No.	Exhibit Description
14	Cincinnati Financial Corporation Code of Ethics for Senior Financial Officers (incorporated by reference to the company’s definitive Proxy Statement dated March 18, 2004 (File No. 000-04604))
19	Cincinnati Financial Corporation Securities Trading Policy And Addendum to Securities Trading Policy For Pre-Clearance And Blackout Procedures
21	Cincinnati Financial Corporation subsidiaries contained in Part I, Item 1, of this report
23	Consent of Independent Registered Public Accounting Firm
31A	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Executive Officer
31B	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Financial Officer
32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002
97	Cincinnati Financial Corporation Policy For The Recovery of Erroneously Awarded Compensation
101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Cincinnati Financial Corporation - 2023 10-K - Page 202

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
Date:         February 26, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ Steven J. Johnston	Chairman, Chief Executive Officer and Director	February 26, 2024
Steven J. Johnston
/S/ Stephen M. Spray	President and Director	February 26, 2024
Stephen M. Spray
/S/ Michael J. Sewell	Chief Financial Officer, Executive Vice President and Treasurer	February 26, 2024
Michael J. Sewell
/S/ Thomas J. Aaron	Director	February 26, 2024
Thomas J. Aaron
/S/ Nancy C. Benacci	Director	February 26, 2024
Nancy C. Benacci
/S/ Linda W. Clement-Holmes	Director	February 26, 2024
Linda W. Clement-Holmes
/S/ Dirk J. Debbink	Director	February 26, 2024
Dirk J. Debbink
/S/ Jill P. Meyer	Director	February 26, 2024
Jill P. Meyer
/S/ David P. Osborn	Director	February 26, 2024
David P. Osborn
/S/ Gretchen W. Schar	Director	February 26, 2024
Gretchen W. Schar
/S/ Charles O. Schiff	Director	February 26, 2024
Charles O. Schiff
/S/ Douglas S. Skidmore	Director	February 26, 2024
Douglas S. Skidmore
/S/ John F. Steele, Jr.	Director	February 26, 2024
John F. Steele, Jr.
/S/ Larry R. Webb	Director	February 26, 2024
Larry R. Webb
/S/ Chengsheng Peter Wu	Director	February 26, 2024
Chengsheng Peter Wu

Cincinnati Financial Corporation - 2023 10-K - Page 203