Form 10-Q
period 2024-03-31
CINCINNATI FINANCIAL CORP
filed 2024-04-25
CIK 20286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
 (Mark one)
☑       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2024.
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
☐Yes ☑ No
As of April 19, 2024, there were 156,558,411 shares of common stock outstanding.

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED March 31, 2024

Cincinnati Financial Corporation First-Quarter 2024 10-Q

Part I – Financial Information
Item 1.    Financial Statements (unaudited)

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

(Dollars in millions, except per share data)	March 31,	December 31,
	2024	2023
Assets
Investments
Fixed maturities, at fair value (amortized cost: 2024—$14,709; 2023—$14,361)	$14,084	$13,791
Equity securities, at fair value (cost: 2024—$4,313; 2023—$4,282)	11,557	10,989
Other invested assets	608	577
Total investments	26,249	25,357
Cash and cash equivalents	619	907
Investment income receivable	202	192
Finance receivable	106	108
Premiums receivable	2,805	2,592
Reinsurance recoverable	617	651
Prepaid reinsurance premiums	77	55
Deferred policy acquisition costs	1,143	1,093
Land, building and equipment, net, for company use (accumulated depreciation: 2024—$331; 2023—$337)	211	208
Other assets	771	681
Separate accounts	927	925
Total assets	$33,727	$32,769

Liabilities
Insurance reserves
Loss and loss expense reserves	$9,246	$9,050
Life policy and investment contract reserves	3,013	3,068
Unearned premiums	4,398	4,119
Other liabilities	1,156	1,311
Deferred income tax	1,460	1,324
Note payable	25	25
Long-term debt and lease obligations	848	849
Separate accounts	927	925
Total liabilities	21,073	20,671

Commitments and contingent liabilities (Note 12)

Shareholders' Equity
Common stock, par value—$2 per share; (authorized: 2024 and 2023—500 million shares; issued: 2024 and 2023—198.3 million shares)	397	397
Paid-in capital	1,446	1,437
Retained earnings	13,712	13,084
Accumulated other comprehensive loss	(442)	(435)
Treasury stock at cost (2024—41.8 million shares and 2023—41.3 million shares)	(2,459)	(2,385)
Total shareholders' equity	12,654	12,098
Total liabilities and shareholders' equity	$33,727	$32,769

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation First-Quarter 2024 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Income

(Dollars in millions, except per share data)	Three months ended March 31,
	2024	2023
Revenues
Earned premiums	$2,071	$1,918
Investment income, net of expenses	245	210
Investment gains and losses, net	612	106
Fee revenues	4	4
Other revenues	3	3
Total revenues	2,935	2,241
Benefits and Expenses
Insurance losses and contract holders' benefits	1,349	1,398
Underwriting, acquisition and insurance expenses	616	556
Interest expense	13	14
Other operating expenses	4	5
Total benefits and expenses	1,982	1,973
Income Before Income Taxes	953	268
Provision for Income Taxes
Current	61	16
Deferred	137	27
Total provision for income taxes	198	43
Net Income	$755	$225
Per Common Share
Net income — basic	$4.82	$1.43
Net income — diluted	4.78	1.42

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation First-Quarter 2024 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

(Dollars in millions)	Three months ended March 31,
	2024	2023
Net Income	$755	$225
Other Comprehensive Income (Loss)
Change in unrealized gains and losses on investments, net of tax (benefit) of $(11) and $35, respectively	(44)	128
Amortization of pension actuarial loss and prior service cost, net of tax (benefit) of $0 and $(1), respectively	—	(5)
Change in life policy reserves, reinsurance recoverable and other, net of tax (benefit) of $10 and $(9), respectively	37	(36)
Other comprehensive income (loss)	(7)	87
Comprehensive Income	$748	$312

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation First-Quarter 2024 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity

(Dollars in millions)	Three months ended March 31,
	2024	2023
Common Stock
Beginning of period	$397	$397
Share-based awards	—	—
End of period	397	397

Paid-In Capital
Beginning of period	1,437	1,392
Share-based awards	(6)	(6)
Share-based compensation	14	12
Other	1	—
End of period	1,446	1,398

Retained Earnings
Beginning of period	13,084	11,711
Net income	755	225
Dividends declared	(127)	(118)
End of period	13,712	11,818

Accumulated Other Comprehensive Loss
Beginning of period	(435)	(614)
Other comprehensive income (loss)	(7)	87
End of period	(442)	(527)

Treasury Stock
Beginning of period	(2,385)	(2,324)
Share-based awards	8	7
Shares acquired - share repurchase authorization	(75)	(25)
Shares acquired - share-based compensation plans	(7)	(3)
End of period	(2,459)	(2,345)

Total Shareholders' Equity	$12,654	$10,741

(In millions, except per common share)
Common Stock - Shares Outstanding
Beginning of period	157.0	157.1
Share-based awards	0.3	0.3
Shares acquired - share repurchase authorization	(0.7)	(0.2)
Shares acquired - share-based compensation plans	(0.1)	—
End of period	156.5	157.2

Dividends declared per common share	$0.81	$0.75

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation First-Quarter 2024 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

(Dollars in millions)	Three months ended March 31,
	2024	2023
Cash Flows From Operating Activities
Net income	$755	$225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	34	40
Investment gains and losses, net	(608)	(93)
Interest credited to contract holders	11	10
Deferred income tax expense	137	27
Changes in:
Premiums and reinsurance receivable	(203)	(229)
Deferred policy acquisition costs	(50)	(36)
Other assets	(8)	(24)
Loss and loss expense reserves	196	293
Life policy and investment contract reserves	26	25
Unearned premiums	279	201
Other liabilities	(161)	(121)
Current income tax receivable/payable	(55)	(68)
Net cash provided by operating activities	353	250
Cash Flows From Investing Activities
Sale, call or maturity of fixed maturities	464	303
Sale of equity securities	266	4
Purchase of fixed maturities	(838)	(606)
Purchase of equity securities	(226)	(22)
Changes in finance receivables	2	(3)
Investment in building and equipment	(7)	(4)
Change in other invested assets, net	(16)	(34)
Net cash used in investing activities	(355)	(362)
Cash Flows From Financing Activities
Payment of cash dividends to shareholders	(116)	(106)
Shares acquired - share repurchase authorization	(75)	(25)
Proceeds from stock options exercised	3	5
Contract holders' funds deposited	19	20
Contract holders' funds withdrawn	(60)	(58)
Other	(57)	(33)
Net cash used in financing activities	(286)	(197)
Net change in cash and cash equivalents	(288)	(309)
Cash and cash equivalents at beginning of year	907	1,264
Cash and cash equivalents at end of period	$619	$955
Supplemental Disclosures of Cash Flow Information:
Interest paid	$—	$1
Income taxes paid	106	76
Noncash Activities
Equipment acquired under finance lease obligations	$4	$1
Share-based compensation	17	11
Other assets and other liabilities	97	96

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation First-Quarter 2024 10-Q

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

Our March 31, 2024, condensed consolidated financial statements are unaudited. We believe that we have made all adjustments, consisting only of normal recurring accruals, that are necessary for fair presentation. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our 2023 Annual Report on Form 10-K. The results of operations for interim periods do not necessarily indicate results to be expected for the full year.

Pending Accounting Updates

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 enhances reportable segment disclosures by requiring entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within the reported measure of profit or loss. This ASU also requires disclosure of the title and position of the CODM as well as a description of how the reported measure of profit or loss is used to assess segment performance and allocate resources. The effective date of ASU 2023-07 is for annual reporting periods beginning after December 15, 2023, and interim reporting periods within annual periods beginning after December 15, 2024, and should be applied retrospectively to all prior periods presented. The ASU has not yet been adopted and will not have a material impact on our company’s consolidated financial position, results of operations or cash flows, but the ASU will require additional disclosures in our annual and interim financial statements.

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

Cincinnati Financial Corporation First-Quarter 2024 10-Q

NOTE 2 – Investments
The following table provides amortized cost, gross unrealized gains, gross unrealized losses and fair value for our fixed-maturity securities:

(Dollars in millions)	Amortized cost	Gross unrealized		Fair value
At March 31, 2024		gains	losses
Fixed-maturity securities:
Corporate	$8,002	$60	$463	$7,599
States, municipalities and political subdivisions	4,872	28	232	4,668
Government-sponsored enterprises	1,424	1	4	1,421
Asset-backed	200	—	11	189
United States government	182	—	4	178
Foreign government	29	—	—	29
Total	$14,709	$89	$714	$14,084
At December 31, 2023
Fixed-maturity securities:
Corporate	$7,836	$70	$454	$7,452
States, municipalities and political subdivisions	4,867	44	208	4,703
Government-sponsored enterprises	1,227	3	6	1,224
Asset-backed	203	—	16	187
United States government	203	—	3	200
Foreign government	25	—	—	25
Total	$14,361	$117	$687	$13,791

The increase in net unrealized investment losses in our fixed-maturity portfolio at March 31, 2024, is primarily due to an increase in U.S. Treasury yields that were partially offset by a tightening of corporate credit spreads. Our asset-backed securities had an average rating of Aa3/AA- at both March 31, 2024, and December 31, 2023.

Cincinnati Financial Corporation First-Quarter 2024 10-Q

The table below provides fair values and gross unrealized losses by investment category and by the duration of the securities' continuous unrealized loss positions:

(Dollars in millions)	Less than 12 months		12 months or more		Total
At March 31, 2024	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed-maturity securities:
Corporate	$642	$13	$5,488	$450	$6,130	$463
States, municipalities and political subdivisions	1,099	9	1,900	223	2,999	232
Government-sponsored enterprises	396	1	168	3	564	4
Asset-backed	30	—	133	11	163	11
United States government	74	—	105	4	179	4
Foreign government	17	—	5	—	22	—
Total	$2,258	$23	$7,799	$691	$10,057	$714
At December 31, 2023
Fixed-maturity securities:
Corporate	$379	$13	$5,560	$441	$5,939	$454
States, municipalities and political subdivisions	313	2	1,932	206	2,245	208
Government-sponsored enterprises	652	3	113	3	765	6
Asset-backed	5	—	172	16	177	16
United States government	32	—	129	3	161	3
Foreign government	3	—	6	—	9	—
Total	$1,384	$18	$7,912	$669	$9,296	$687

Contractual maturity dates for fixed-maturities securities were:

(Dollars in millions)	Amortized cost	Fair value	% of fair value
At March 31, 2024
Maturity dates:
Due in one year or less	$971	$963	6.8%
Due after one year through five years	4,413	4,300	30.5
Due after five years through ten years	3,553	3,427	24.3
Due after ten years	5,772	5,394	38.4
Total	$14,709	$14,084	100.0%

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Cincinnati Financial Corporation First-Quarter 2024 10-Q

The following table provides investment income and investment gains and losses, net:

(Dollars in millions)	Three months ended March 31,
	2024	2023
Investment income:
Interest	$169	$140
Dividends	72	66
Other	7	7
Total	248	213
Less investment expenses	3	3
Total	$245	$210

Investment gains and losses, net:
Equity securities:
Investment gains and losses on securities sold, net	$(11)	$(1)
Unrealized gains and losses on securities still held, net	613	106
Subtotal	602	105
Fixed-maturity securities:
Gross realized gains	—	1
Gross realized losses	(1)	(1)
Change in allowance for credit losses, net	(9)	—
Subtotal	(10)	—

Other	20	1
Total	$612	$106

The fair value of our equity portfolio was $11.557 billion and $10.989 billion at March 31, 2024, and December 31, 2023, respectively. Microsoft Corporation (Nasdaq:MSFT), an equity holding, was our largest single investment holding with a fair value of $942 million and $842 million, which was 8.4% and 7.9% of our publicly traded common equities portfolio and 3.7% and 3.4% of the total investment portfolio at March 31, 2024, and December 31, 2023, respectively.

The allowance for credit losses on fixed-maturity securities was $27 million and $18 million at March 31, 2024, and December 31, 2023, respectively.

There were 3,329 and 2,840 fixed-maturity securities in a total unrealized loss position of $714 million and $687 million at March 31, 2024, and December 31, 2023, respectively. Of those totals, 12 and 20 fixed-maturity securities had fair values below 70% of amortized cost at March 31, 2024, and December 31, 2023, respectively.
Cincinnati Financial Corporation First-Quarter 2024 10-Q

NOTE 3 – Fair Value Measurements
In accordance with accounting guidance for fair value measurements and disclosures, we categorized our financial instruments, based on the priority of the observable and market-based data for the valuation technique used, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices with readily available independent data in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable market inputs (Level 3). When various inputs for measurement fall within different levels of the fair value hierarchy, the lowest observable input that has a significant impact on fair value measurement is used. Our valuation techniques have not changed from those used at December 31, 2023, and ultimately management determines fair value. See our 2023 Annual Report on Form 10-K, Item 8, Note 3, Fair Value Measurements, Page 139, for information on characteristics and valuation techniques used in determining fair value.

Fair Value Disclosures for Assets
The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis at March 31, 2024, and December 31, 2023. We do not have any liabilities carried at fair value.

(Dollars in millions)	Level 1	Level 2	Level 3	Total
At March 31, 2024
Fixed maturities, available for sale:
Corporate	$—	$7,599	$—	$7,599
States, municipalities and political subdivisions	—	4,668	—	4,668
Government-sponsored enterprises	—	1,421	—	1,421
Asset-backed	—	189	—	189
United States government	178	—	—	178
Foreign government	—	29	—	29
Subtotal	178	13,906	—	14,084
Common equities	11,203	—	—	11,203
Nonredeemable preferred equities	—	354	—	354
Separate accounts taxable fixed maturities	—	866	—	866
Top Hat savings plan mutual funds and common equity (included in Other assets)	78	—	—	78
Total	$11,459	$15,126	$—	$26,585

At December 31, 2023
Fixed maturities, available for sale:
Corporate	$—	$7,452	$—	$7,452
States, municipalities and political subdivisions	—	4,703	—	4,703
Government-sponsored enterprises	—	1,224	—	1,224
Asset-backed	—	187	—	187
United States government	200	—	—	200
Foreign government	—	25	—	25
Subtotal	200	13,591	—	13,791
Common equities	10,641	—	—	10,641
Nonredeemable preferred equities	—	348	—	348
Separate accounts taxable fixed maturities	—	854	—	854
Top Hat savings plan mutual funds and common equity (included in Other assets)	67	—	—	67
Total	$10,908	$14,793	$—	$25,701

We also held Level 1 cash and cash equivalents of $619 million and $907 million at March 31, 2024, and December 31, 2023, respectively.
Cincinnati Financial Corporation First-Quarter 2024 10-Q

Fair Value Disclosures for Assets and Liabilities Not Carried at Fair Value
The disclosures below are presented to provide information about the effects of current market conditions on financial instruments that are not reported at fair value in our condensed consolidated financial statements.

This table summarizes the book value and principal amounts of our long-term debt:

(Dollars in millions)			Book value		Principal amount
Interest rate	Year of issue		March 31,	December 31,	March 31,	December 31,
			2024	2023	2024	2023
6.900%	1998	Senior debentures, due 2028	$27	$27	$28	$28
6.920%	2005	Senior debentures, due 2028	391	391	391	391
6.125%	2004	Senior notes, due 2034	372	372	374	374
Total			$790	$790	$793	$793

The following table shows fair values of our note payable and long-term debt:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
At March 31, 2024
Note payable	$—	$25	$—	$25
6.900% senior debentures, due 2028	—	29	—	29
6.920% senior debentures, due 2028	—	416	—	416
6.125% senior notes, due 2034	—	399	—	399
Total	$—	$869	$—	$869

At December 31, 2023
Note payable	$—	$25	$—	$25
6.900% senior debentures, due 2028	—	29	—	29
6.920% senior debentures, due 2028	—	420	—	420
6.125% senior notes, due 2034	—	394	—	394
Total	$—	$868	$—	$868

The following table shows the fair value of our life policy loans included in other invested assets and the fair values of our deferred annuities and structured settlements included in life policy and investment contract reserves:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
At March 31, 2024
Life policy loans	$—	$—	$40	$40

Deferred annuities	—	—	577	577
Structured settlements	—	137	—	137
Total	$—	$137	$577	$714

At December 31, 2023
Life policy loans	$—	$—	$39	$39

Deferred annuities	—	—	603	603
Structured settlements	—	141	—	141
Total	$—	$141	$603	$744

Cincinnati Financial Corporation First-Quarter 2024 10-Q

Outstanding principal and interest for these life policy loans totaled $34 million and $33 million at March 31, 2024, and December 31, 2023, respectively.

Recorded reserves for the deferred annuities were $631 million and $656 million at March 31, 2024, and December 31, 2023, respectively. Recorded reserves for the structured settlements were $122 million and $123 million at March 31, 2024, and December 31, 2023, respectively.

Cincinnati Financial Corporation First-Quarter 2024 10-Q

NOTE 4 – Property Casualty Loss and Loss Expenses
This table summarizes activity for our consolidated property casualty loss and loss expense reserves:

(Dollars in millions)	Three months ended March 31,
	2024	2023
Gross loss and loss expense reserves, beginning of period	$8,975	$8,336
Less reinsurance recoverable	362	405
Net loss and loss expense reserves, beginning of period	8,613	7,931
Net incurred loss and loss expenses related to:
Current accident year	1,370	1,376
Prior accident years	(100)	(59)
Total incurred	1,270	1,317
Net paid loss and loss expenses related to:
Current accident year	205	187
Prior accident years	832	859
Total paid	1,037	1,046
Net loss and loss expense reserves, end of period	8,846	8,202
Plus reinsurance recoverable	332	424
Gross loss and loss expense reserves, end of period	$9,178	$8,626

We use actuarial methods, models and judgment to estimate, as of a financial statement date, the property casualty loss and loss expense reserves required to pay for and settle all outstanding insured claims, including incurred but not reported (IBNR) claims, as of that date. The actuarial estimate is subject to review and adjustment by an inter-departmental committee that includes actuarial, claims, underwriting, loss prevention and accounting management. This committee is familiar with relevant company and industry business, claims and underwriting trends, as well as general economic and legal trends that could affect future loss and loss expense payments. The amount we will actually have to pay for claims can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate. The reserve for loss and loss expenses in the condensed consolidated balance sheets also included $68 million and $67 million at March 31, 2024, and 2023, respectively, for certain life and health loss and loss expense reserves.

We experienced $100 million of favorable development on prior accident years, including $38 million of favorable development in commercial lines, $33 million of favorable development in personal lines and $3 million of favorable development in excess and surplus lines for the three months ended March 31, 2024. Within commercial lines, we recognized favorable reserve development of $22 million for the commercial property line and $12 million for the workers' compensation line due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. Within personal lines, we recognized favorable reserve development of $25 million for the homeowner line and $5 million for the personal auto line.

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
Cincinnati Financial Corporation First-Quarter 2024 10-Q

NOTE 5 – Life Policy and Investment Contract Reserves
We establish the reserves for traditional life policies including term, whole life and other products based on the present value of future benefits and claim expenses less the present value of future net premiums. Net premium is the portion of gross premium required to provide for all benefits and claim expenses. We estimate future benefits and claim expenses and net premium using certain cash flow assumptions including mortality, morbidity and lapse rates as well as a discount rate assumption. The cash flow assumptions are established based on our current expectations and are reviewed annually to determine any necessary updates. These assumptions are also updated on an interim basis if evidence suggests that they should be revised. We use both our own experience and industry experience, adjusted for historical trends, in arriving at our cash flow assumptions. The discount rate assumption is based on upper-medium grade fixed-income instrument yields (market value discount rates) and is updated quarterly. Changes in the inputs, judgments and assumptions during the period and the related measurement impact on the liability are reflected in the below tables.

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

The following table summarizes our life policy and investment contract reserves and provides a reconciliation of the balances described in the below tables to those in the condensed consolidated balance sheets:

(Dollars in millions)	March 31, 2024	December 31, 2023
Life policy reserves:
Term	$1,054	$1,066
Whole life	418	434
Other	99	97
Subtotal	1,571	1,597
Investment contract reserves:
Deferred annuities	631	656
Universal life	585	585
Structured settlements	122	123
Other	104	107
Subtotal	1,442	1,471
Total life policy and investment contract reserves	$3,013	$3,068

Cincinnati Financial Corporation First-Quarter 2024 10-Q

The balances and changes in the term and whole life policy reserves included in life policy and investment contract reserves is as follows:

(Dollars in millions)	Three months ended March 31,
	2024		2023
	Term	Whole life	Term	Whole life
Present value of expected net premiums:
Balance, beginning of period	$1,700	$223	$1,643	$208
Beginning balance at original discount rate	1,712	225	1,708	217
Effect of changes in cash flow assumptions	—	—	—	—
Effect of actual variances from expected experience	(9)	—	(3)	1
Adjusted beginning of period balance	1,703	225	1,705	218
Issuances	35	5	38	7
Interest accrual	18	2	18	2
Net premiums collected	(46)	(7)	(46)	(7)
Ending balance at original discount rate	1,710	225	1,715	220
Effect of changes in discount rate assumptions	(50)	(6)	(16)	(3)
Balance, end of period	1,660	219	1,699	217

Present value of expected future policy benefits:
Balance, beginning of period	2,751	657	2,584	614
Beginning balance at original discount rate	2,765	628	2,692	607
Effect of changes in cash flow assumptions	—	—	—	—
Effect of actual variances from expected experience	(14)	—	(2)	1
Adjusted beginning of period balance	2,751	628	2,690	608
Issuances	35	5	38	6
Interest accrual	31	8	30	8
Benefits paid	(37)	(8)	(46)	(8)
Ending balance at original discount rate	2,780	633	2,712	614
Effect of changes in discount rate assumptions	(82)	4	(21)	30
Balance, end of period	2,698	637	2,691	644

Net liability for future policy benefits:
Present value of expected future policy benefits less expected net premiums	1,038	418	992	427
Impact of flooring at cohort level	16	—	19	—
Net life policy reserves	1,054	418	1,011	427
Less reinsurance recoverable at original discount rate	(100)	(24)	(96)	(25)
Less effect of discount rate assumption changes on reinsurance recoverable	(8)	(4)	(10)	(6)
Net life policy reserves, after reinsurance recoverable	$946	$390	$905	$396

Weighted-average duration of the net life policy reserves in years	11	16	12	16

The total impact of flooring at cohort level in the above tables includes the effect of discount rate assumption changes of $2 million and $5 million at March 31, 2024 and 2023, respectively.

Cincinnati Financial Corporation First-Quarter 2024 10-Q

The following table shows the amount of undiscounted and discounted expected future benefit payments and expected gross premiums for our term and whole life policies:

(Dollars in millions)	At March 31,
	2024		2023
	Undiscounted	Discounted	Undiscounted	Discounted
Term
Expected future benefit payments	$4,816	$2,698	$4,696	$2,691
Expected future gross premiums	4,386	2,601	4,470	2,674
Whole life
Expected future benefit payments	$1,660	$637	$1,586	$644
Expected future gross premiums	663	402	618	384

The following table shows the amount of revenue and interest recognized in the condensed consolidated statements of income related to our term and whole life policies:

(Dollars in millions)	Three months ended March 31,
	2024	2023
Gross premiums
Term	$74	$73
Whole life	13	12
Total	$87	$85
Interest accretion
Term	$13	$12
Whole life	6	6
Total	$19	$18

Adverse development that resulted in an immediate charge to income due to net premiums exceeding gross premiums was immaterial for the three months ended March 31, 2024, and 2023.

The following table shows the weighted-average interest rate for our term and whole life products:

	At March 31,
	2024	2023
Term
Interest accretion rate	5.26%	5.32%
Current discount rate	5.09	4.81
Whole life
Interest accretion rate	5.90%	5.94%
Current discount rate	5.40	5.06

The discount rate assumption was developed by calculating forward rates from market yield curves of upper-medium grade fixed-income instruments.

Cincinnati Financial Corporation First-Quarter 2024 10-Q

The following table shows the balances and changes in policyholders' account balances included in investment contract reserves:

(Dollars in millions)	Three months ended March 31,
	2024		2023
	Deferred annuity	Universal life	Deferred annuity	Universal life
Balance, beginning of period	$656	$457	$734	$457
Premiums received	9	10	10	11
Policy charges	—	(10)	—	(10)
Surrenders and withdrawals	(37)	(4)	(36)	(3)
Benefit payments	(3)	(2)	(3)	(2)
Interest credited	6	5	6	5
Balance, end of period	$631	$456	$711	$458

Weighted average crediting rate	3.55%	4.33%	3.36%	4.26%
Net amount at risk	$—	$3,908	$—	$4,064
Cash surrender value	625	425	706	424

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

The following table shows the balance of account values by range of guaranteed minimum crediting rates, in basis points, and the related range of the difference between rates being credited to policyholders and the respective guaranteed minimums for our deferred annuity and universal life contracts:

(Dollars in millions)	At guaranteed minimum	1 to 50 basis points above	51-150 basis points above	Greater than 150 basis points	Total
At March 31, 2024
Deferred annuity
1.00-3.00%	$4	$337	$15	$226	582
3.01-4.00%	49	—	—	—	49
Total	$53	$337	$15	$226	$631
Universal life
1.00-3.00%	$—	$60	$58	$4	$122
3.01-4.00%	49	5	—	—	54
Greater than 4.00%	280	—	—	—	280
Total	$329	$65	$58	$4	$456

At March 31, 2023
Deferred annuity
1.00-3.00%	$9	$423	$17	$212	$661
3.01-4.00%	50	—	—	—	50
Total	$59	$423	$17	$212	$711
Universal life
1.00-3.00%	$60	$47	$9	$2	$118
3.01-4.00%	53	—	—	—	53
Greater than 4.00%	287	—	—	—	287
Total	$400	$47	$9	$2	$458

Cincinnati Financial Corporation First-Quarter 2024 10-Q

The following table shows the balances and changes in the other additional liability related to the no-lapse guarantees contained within our universal life contracts:

(Dollars in millions)	Three months ended March 31,
	2024	2023
Balance, beginning of period	$128	$121
Balance, beginning of period before shadow reserve adjustments	129	123
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	—	(1)
Adjusted beginning of period balance	129	122
Interest accrual	1	1
Excess death benefits	(2)	—
Attributed assessments	3	3
Effect of changes in interest rate assumptions	(1)	1
Balance, end of period before shadow reserve adjustments	130	127
Shadow reserve adjustments	(1)	(2)
Balance, end of period	129	125
Less reinsurance recoverable, end of period	6	6
Net other additional liability, after reinsurance recoverable	$135	$131

Weighted-average duration of the other additional liability in years	31	34

The following table shows balances and changes in separate accounts balances during the period:

(Dollars in millions)	Three months ended March 31,
	2024	2023
Balance, beginning of period	$925	$892
Interest credited before policy charges	10	10
Benefit payments	—	(2)
Other	(8)	(1)
Balance, end of period	$927	$899

Cash surrender value	$925	$896

Cincinnati Financial Corporation First-Quarter 2024 10-Q

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

The table below shows the deferred policy acquisition costs and asset reconciliation.

(Dollars in millions)	Three months ended March 31,
	2024	2023
Property casualty:
Deferred policy acquisition costs asset, beginning of period	$749	$682
Capitalized deferred policy acquisition costs	407	372
Amortized deferred policy acquisition costs	(360)	(340)
Deferred policy acquisition costs asset, end of period	$796	$714

Life:
Deferred policy acquisition costs asset, beginning of period	$344	$331
Capitalized deferred policy acquisition costs	10	11
Amortized deferred policy acquisition costs	(7)	(8)
Deferred policy acquisition costs asset, end of period	$347	$334

Consolidated:
Deferred policy acquisition costs asset, beginning of period	$1,093	$1,013
Capitalized deferred policy acquisition costs	417	383
Amortized deferred policy acquisition costs	(367)	(348)
Deferred policy acquisition costs asset, end of period	$1,143	$1,048

The table below shows the life deferred policy acquisition costs asset by product:

(Dollars in millions)
Three months ended March 31, 2024	Term	Whole life	Deferred annuity	Universal life	Total
Balance, beginning of period	$236	$48	$8	$52	$344
Capitalized deferred policy acquisition costs	8	2	—	—	10
Amortized deferred policy acquisition costs	(6)	(1)	—	—	(7)
Balance, end of period	$238	$49	$8	$52	$347

Three months ended March 31, 2023
Balance, beginning of period	$228	$43	$7	$53	$331
Capitalized deferred policy acquisition costs	9	2	—	—	$11
Amortized deferred policy acquisition costs	(6)	(1)	—	(1)	$(8)
Balance, end of period	$231	$44	$7	$52	$334

Cincinnati Financial Corporation First-Quarter 2024 10-Q

NOTE 7 – Accumulated Other Comprehensive Income
Accumulated other comprehensive income (AOCI) includes changes in unrealized gains and losses on investments, changes in pension obligations and changes in life policy reserves, reinsurance recoverable and other as follows:

(Dollars in millions)	Three months ended March 31,
	2024			2023
	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, beginning of period	$(570)	$(123)	$(447)	$(847)	$(182)	$(665)
OCI before investment gains and losses, net, recognized in net income	(65)	(13)	(52)	163	35	128
Investment gains and losses, net, recognized in net income	10	2	8	—	—	—
OCI	(55)	(11)	(44)	163	35	128
AOCI, end of period	$(625)	$(134)	$(491)	$(684)	$(147)	$(537)

Pension obligations:
AOCI, beginning of period	$30	$8	$22	$36	$9	$27
OCI excluding amortization recognized in net income	—	—	—	(5)	(1)	(4)
Amortization recognized in net income	—	—	—	(1)	—	(1)
OCI	—	—	—	(6)	(1)	(5)
AOCI, end of period	$30	$8	$22	$30	$8	$22

Life policy reserves, reinsurance recoverable and other:
AOCI, beginning of period	$(13)	$(3)	$(10)	$29	$5	$24
OCI before investment gains and losses, net, recognized in net income	47	10	37	(45)	(9)	(36)
Investment gains and losses, net, recognized in net income	—	—	—	—	—	—
OCI	47	10	37	(45)	(9)	(36)
AOCI, end of period	$34	$7	$27	$(16)	$(4)	$(12)

Summary of AOCI:
AOCI, beginning of period	$(553)	$(118)	$(435)	$(782)	$(168)	$(614)
Investments OCI	(55)	(11)	(44)	163	35	128
Pension obligations OCI	—	—	—	(6)	(1)	(5)
Life policy reserves, reinsurance recoverable and other OCI	47	10	37	(45)	(9)	(36)
Total OCI	(8)	(1)	(7)	112	25	87
AOCI, end of period	$(561)	$(119)	$(442)	$(670)	$(143)	$(527)

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
Cincinnati Financial Corporation First-Quarter 2024 10-Q

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

The table below summarizes our consolidated property casualty insurance net written premiums, earned premiums and incurred loss and loss expenses:

(Dollars in millions)	Three months ended March 31,
	2024	2023
Direct written premiums	$2,125	$1,859
Assumed written premiums	239	244
Ceded written premiums	(116)	(84)
Net written premiums	$2,248	$2,019

Direct earned premiums	$1,934	$1,760
Assumed earned premiums	152	159
Ceded earned premiums	(94)	(78)
Earned premiums	$1,992	$1,841

Direct incurred loss and loss expenses	$1,193	$1,299
Assumed incurred loss and loss expenses	76	76
Ceded incurred loss and loss expenses	1	(58)
Incurred loss and loss expenses	$1,270	$1,317

Our life insurance company purchases reinsurance for protection of a portion of the risks that are written. Primary components of our life reinsurance program include individual mortality coverage, aggregate catastrophe and accidental death coverage in excess of certain deductibles.

Cincinnati Financial Corporation First-Quarter 2024 10-Q

The table below summarizes our consolidated life insurance earned premiums and contract holders' benefits incurred:

(Dollars in millions)	Three months ended March 31,
	2024	2023
Direct earned premiums	$99	$96
Ceded earned premiums	(20)	(19)
Earned premiums	$79	$77

Direct contract holders' benefits incurred	94	97
Ceded contract holders' benefits incurred	(15)	(16)
Contract holders' benefits incurred	$79	$81

The ceded benefits incurred can vary depending on the type of life insurance policy held and the year the policy was issued.

The allowance for uncollectible property casualty premiums was $16 million at both March 31, 2024, and December 31, 2023. The allowances for credit losses on other premiums receivable and reinsurance recoverable assets were immaterial at March 31, 2024, and December 31, 2023.
Cincinnati Financial Corporation First-Quarter 2024 10-Q

NOTE 9 – Income Taxes
The differences between the 21% statutory federal income tax rate and our effective income tax rate were as follows:

(Dollars in millions)	Three months ended March 31,
	2024		2023
Tax at statutory rate:	$200	21.0%	$56	21.0%
Increase (decrease) resulting from:
Tax-exempt income from municipal bonds	(5)	(0.5)	(5)	(1.9)
Dividend received exclusion	(5)	(0.5)	(5)	(1.9)
Other	8	0.8	(3)	(1.2)
Provision for income taxes	$198	20.8%	$43	16.0%

The provision for federal income taxes is based upon filing a consolidated income tax return for the company and its domestic subsidiaries.

We continue to believe that after considering all positive and negative evidence of taxable income in the carryback and carryforward periods as permitted by law, it is more likely than not that all of the deferred tax assets on our U.S. domestic operations and those related to Cincinnati Global Underwriting Ltd.SM (Cincinnati Global) will be realized. As a result, we have no valuation allowance for our U.S. domestic operations or Cincinnati Global at both March 31, 2024, and December 31, 2023.

Cincinnati Global
Cincinnati Global had no operating loss carryforwards in the United States and $91 million and $100 million in the United Kingdom at March 31, 2024, and December 31, 2023, respectively. These Cincinnati Global losses can only be utilized within the Cincinnati Global group.

Cincinnati Financial Corporation First-Quarter 2024 10-Q

NOTE 10 – Net Income Per Common Share
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are computed based on the weighted average number of common and dilutive potential common shares outstanding using the treasury stock method. The table shows calculations for basic and diluted earnings per share:

(In millions, except per share data)	Three months ended March 31,
	2024	2023
Numerator:
Net income—basic and diluted	$755	$225
Denominator:
Basic weighted-average common shares outstanding	156.8	157.2
Effect of share-based awards:
Stock options	0.7	0.8
Nonvested shares	0.4	0.5
Diluted weighted-average shares	157.9	158.5
Earnings per share:
Basic	$4.82	$1.43
Diluted	$4.78	$1.42
Number of anti-dilutive share-based awards	1.3	1.0

The source of dilution of our common shares are certain equity-based awards. See our 2023 Annual Report on Form 10-K, Item 8, Note 17, Share-Based Associate Compensation Plans, Page 177, for information about share-based awards. The above table shows the number of anti-dilutive share-based awards for the three months ended March 31, 2024 and 2023.

NOTE 11 – Employee Retirement Benefits
The following summarizes the components of net periodic benefit for our qualified and supplemental pension plans:

(Dollars in millions)	Three months ended March 31,
	2024	2023
Service cost	$1	$1
Non-service (benefit) costs:
Interest cost	3	3
Expected return on plan assets	(5)	(5)
Amortization of actuarial loss and prior service cost	—	(1)
Other	—	(5)
Total non-service benefit	(2)	(8)
Net periodic benefit	$(1)	$(7)

See our 2023 Annual Report on Form 10-K, Item 8, Note 13, Employee Retirement Benefits, Page 170, for information on our retirement benefits. The net periodic benefit is allocated in the same proportion primarily to the underwriting, acquisition and insurance expenses line item with the remainder allocated to the insurance losses and contract holders' benefits line item on the condensed consolidated statements of income for both 2024 and 2023.

We made matching contributions totaling $9 million and $8 million to our 401(k) and Top Hat savings plans during the first quarter of 2024 and 2023, respectively.

We made no contributions to our qualified pension plan during the first three months of 2024.

Cincinnati Financial Corporation First-Quarter 2024 10-Q

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
Cincinnati Financial Corporation First-Quarter 2024 10-Q

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
•Commercial lines insurance
•Personal lines insurance
•Excess and surplus lines insurance
•Life insurance
•Investments

We report as Other the noninvestment operations of the parent company and its noninsurer subsidiary, CFC Investment Company. We also report as Other the underwriting results of Cincinnati Re and Cincinnati Global. See our 2023 Annual Report on Form 10-K, Item 8, Note 18, Segment Information, Page 180, for a description of revenue, income or loss before income taxes and identifiable assets for each of the five segments.

Cincinnati Financial Corporation First-Quarter 2024 10-Q

Segment information is summarized in the following table:

(Dollars in millions)	Three months ended March 31,
	2024	2023
Revenues:
Commercial lines insurance
Commercial casualty	$365	$377
Commercial property	336	299
Commercial auto	220	213
Workers' compensation	61	74
Other commercial	100	93
Commercial lines insurance premiums	1,082	1,056
Fee revenues	1	1
Total commercial lines insurance	1,083	1,057

Personal lines insurance
Personal auto	208	166
Homeowner	303	232
Other personal	77	66
Personal lines insurance premiums	588	464
Fee revenues	1	1
Total personal lines insurance	589	465

Excess and surplus lines insurance	139	127
Fee revenues	1	—
Total excess and surplus lines insurance	140	127

Life insurance premiums	79	77
Fee revenues	1	2
Total life insurance	80	79

Investments
Investment income, net of expenses	245	210
Investment gains and losses, net	612	106
Total investment revenue	857	316

Other
Premiums	183	194
Other	3	3
Total other revenues	186	197
Total revenues	$2,935	$2,241

Income (loss) before income taxes:
Insurance underwriting results
Commercial lines insurance	$39	$(2)
Personal lines insurance	37	(57)
Excess and surplus lines insurance	12	13
Life insurance	10	8
Investments	826	286
Other	29	20
Total income before income taxes	$953	$268

Identifiable assets:	March 31, 2024	December 31, 2023
Property casualty insurance	$5,298	$5,294
Life insurance	1,564	1,562
Investments	25,878	24,999
Other	987	914
Total	$33,727	$32,769

Cincinnati Financial Corporation First-Quarter 2024 10-Q

Item 2.    Management’s Discussion and Analysis of Financial Condition and
        Results of Operations
The following discussion highlights significant factors influencing the condensed consolidated results of operations and financial position of Cincinnati Financial Corporation. It should be read in conjunction with the consolidated financial statements and related notes included in our 2023 Annual Report on Form 10-K. Unless otherwise noted, the industry data is prepared by A.M. Best Co., a leading insurance industry statistical, analytical and financial strength rating organization. Information from A.M. Best is presented on a statutory basis for insurance company regulation in the United States of America. When we provide our results on a comparable statutory basis, we label it as such; all other company data is presented in accordance with accounting principles generally accepted in the United States of America (GAAP).

We present per share data on a diluted basis unless otherwise noted, adjusting those amounts for all stock splits and dividends. Dollar amounts are rounded to millions; calculations of percent changes are based on dollar amounts rounded to the nearest million. Certain percentage changes are identified as not meaningful (nm).

SAFE HARBOR STATEMENT
This is our “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995. Our business is subject to certain risks and uncertainties that may cause actual results to differ materially from those suggested by the forward-looking statements in this report. Some of those risks and uncertainties are discussed in our 2023 Annual Report on Form 10-K, Item 1A, Risk Factors, Page 30.
Factors that could cause or contribute to such differences include, but are not limited to:
•Ongoing developments concerning business interruption insurance claims and litigation related to the COVID-19 pandemic that affect our estimates of losses and loss adjustment expenses or our ability to reasonably estimate such losses, such as:
•The continuing duration of the pandemic and governmental actions to limit the spread of the virus that may produce additional economic losses
•The number of policyholders that will ultimately submit claims or file lawsuits
•The lack of submitted proofs of loss for allegedly covered claims
•Judicial rulings in similar litigation involving other companies in the insurance industry
•Differences in state laws and developing case law
•Litigation trends, including varying legal theories advanced by policyholders
•Whether and to what degree any class of policyholders may be certified
•The inherent unpredictability of litigation
•Effects of any future pandemic, or the resurgence of the COVID-19 pandemic, that could affect results for reasons such as:
•Securities market disruption or volatility and related effects such as decreased economic activity and continued supply chain disruptions that affect our investment portfolio and book value
•An unusually high level of claims in our insurance or reinsurance operations that increase litigation-related expenses
•An unusually high level of insurance losses, including risk of court decisions extending business interruption insurance in commercial property coverage forms to cover claims for pure economic loss related to such pandemic
•Decreased premium revenue and cash flow from disruption to our distribution channel of independent agents, consumer self-isolation, travel limitations, business restrictions and decreased economic activity
•Inability of our workforce, agencies or vendors to perform necessary business functions
•Unusually high levels of catastrophe losses due to risk concentrations, changes in weather patterns (whether as a result of global climate change or otherwise), environmental events, war or political unrest, terrorism incidents, cyberattacks, civil unrest or other causes
•Increased frequency and/or severity of claims or development of claims that are unforeseen at the time of policy issuance, due to inflationary trends or other causes
•Inadequate estimates or assumptions, or reliance on third-party data used for critical accounting estimates
•Declines in overall stock market values negatively affecting our equity portfolio and book value
Cincinnati Financial Corporation First-Quarter 2024 10-Q

•Interest rate fluctuations or other factors that could significantly affect:
•Our ability to generate growth in investment income
•Values of our fixed-maturity investments, including accounts in which we hold bank-owned life insurance contract assets
•Our traditional life policy reserves
•Domestic and global events, such as Russia’s invasion of Ukraine, war in the Middle East and disruptions in the banking and financial services industry, resulting in insurance losses, capital market or credit market uncertainty, followed by prolonged periods of economic instability or recession, that lead to:
•Significant or prolonged decline in the fair value of a particular security or group of securities and impairment of the asset(s)
•Significant decline in investment income due to reduced or eliminated dividend payouts from a particular security or group of securities
•Significant rise in losses from surety or director and officer policies written for financial institutions or other insured entities or in losses from policies written by Cincinnati Re or Cincinnati Global
•Our inability to manage Cincinnati Global or other subsidiaries to produce related business opportunities and growth prospects for our ongoing operations
•Recession, prolonged elevated inflation or other economic conditions resulting in lower demand for insurance products or increased payment delinquencies
•Ineffective information technology systems or discontinuing to develop and implement improvements in technology may impact our success and profitability
•Difficulties with technology or data security breaches, including cyberattacks, that could negatively affect our or our agents’ ability to conduct business; disrupt our relationships with agents, policyholders and others; cause reputational damage, mitigation expenses and data loss and expose us to liability under federal and state laws
•Difficulties with our operations and technology that may negatively impact our ability to conduct business, including cloud-based data information storage, data security, cyberattacks, remote working capabilities, and/or outsourcing relationships and third-party operations and data security
•Disruption of the insurance market caused by technology innovations such as driverless cars that could decrease consumer demand for insurance products
•Delays, inadequate data developed internally or from third parties, or performance inadequacies from ongoing development and implementation of underwriting and pricing methods, including telematics and other usage-based insurance methods, or technology projects and enhancements expected to increase our pricing accuracy, underwriting profit and competitiveness
•Intense competition, and the impact of innovation, technological change and changing customer preferences on the insurance industry and the markets in which we operate, could harm our ability to maintain or increase our business volumes and profitability
•Changing consumer insurance-buying habits and consolidation of independent insurance agencies could alter our competitive advantages
•Inability to obtain adequate ceded reinsurance on acceptable terms, amount of reinsurance coverage purchased, financial strength of reinsurers and the potential for nonpayment or delay in payment by reinsurers
•Inability to defer policy acquisition costs for any business segment if pricing and loss trends would lead management to conclude that segment could not achieve sustainable profitability
•Inability of our subsidiaries to pay dividends consistent with current or past levels
•Events or conditions that could weaken or harm our relationships with our independent agencies and hamper opportunities to add new agencies, resulting in limitations on our opportunities for growth, such as:
•Downgrades of our financial strength ratings
•Concerns that doing business with us is too difficult
•Perceptions that our level of service, particularly claims service, is no longer a distinguishing characteristic in the marketplace
•Inability or unwillingness to nimbly develop and introduce coverage product updates and innovations that our competitors offer and consumers expect to find in the marketplace
Cincinnati Financial Corporation First-Quarter 2024 10-Q

•Actions of insurance departments, state attorneys general or other regulatory agencies, including a change to a federal system of regulation from a state-based system, that:
•Impose new obligations on us that increase our expenses or change the assumptions underlying our critical accounting estimates
•Place the insurance industry under greater regulatory scrutiny or result in new statutes, rules and regulations
•Restrict our ability to exit or reduce writings of unprofitable coverages or lines of business
•Add assessments for guaranty funds, other insurance‑related assessments or mandatory reinsurance arrangements; or that impair our ability to recover such assessments through future surcharges or other rate changes
•Increase our provision for federal income taxes due to changes in tax law
•Increase our other expenses
•Limit our ability to set fair, adequate and reasonable rates
•Place us at a disadvantage in the marketplace
•Restrict our ability to execute our business model, including the way we compensate agents
•Adverse outcomes from litigation or administrative proceedings, including effects of social inflation and third-party litigation funding on the size of litigation awards
•Events or actions, including unauthorized intentional circumvention of controls, that reduce our future ability to maintain effective internal control over financial reporting under the Sarbanes-Oxley Act of 2002
•Unforeseen departure of certain executive officers or other key employees due to retirement, health or other causes that could interrupt progress toward important strategic goals or diminish the effectiveness of certain longstanding relationships with insurance agents and others
•Our inability, or the inability of our independent agents, to attract and retain personnel in a competitive labor market, impacting the customer experience and altering our competitive advantages
•Events, such as an epidemic, natural catastrophe or terrorism, that could hamper our ability to assemble our workforce at our headquarters location or work effectively in a remote environment
Further, our insurance businesses are subject to the effects of changing social, global, economic and regulatory environments. Public and regulatory initiatives have included efforts to adversely influence and restrict premium rates, restrict the ability to cancel policies, impose underwriting standards and expand overall regulation. We also are subject to public and regulatory initiatives that can affect the market value for our common stock, such as measures affecting corporate financial reporting and governance. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

Cincinnati Financial Corporation First-Quarter 2024 10-Q

CORPORATE FINANCIAL HIGHLIGHTS
Net Income and Comprehensive Income Data

(Dollars in millions, except per share data)	Three months ended March 31,
	2024	2023	% Change
Earned premiums	$2,071	$1,918	8
Investment income, net of expenses (pretax)	245	210	17
Investment gains and losses, net (pretax)	612	106	477
Total revenues	2,935	2,241	31
Net income	755	225	236
Comprehensive income	748	312	140
Net income per share—diluted	4.78	1.42	237
Cash dividends declared per share	0.81	0.75	8
Diluted weighted average shares outstanding	157.9	158.5	0

Total revenues increased $694 million for the first quarter of 2024, compared with the first quarter of 2023, primarily due to an increase in net investment gains in addition to higher earned premiums and investment income. Premium and investment revenue trends are discussed further in the respective sections of Financial Results.

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

Net income for the first quarter of 2024, compared with first-quarter 2023, increased $530 million, including increases of $399 million in after-tax net investment gains and losses, $111 million in after-tax property casualty underwriting income and $28 million in after-tax investment income. Catastrophe losses for the first quarter of 2024, mostly weather related, were $93 million lower after taxes and favorably affected both net income and property casualty underwriting income. Life insurance segment results increased by $2 million on a pretax basis.

Performance by segment is discussed below in Financial Results. As discussed in our 2023 Annual Report on Form 10-K, Item 7, Executive Summary, Page 48, there are several reasons why our performance during 2024 may ultimately be below our long-term targets.

The board of directors is committed to rewarding shareholders directly through cash dividends and through share repurchase authorizations. Through 2023, the company had increased the annual cash dividend rate for 63 consecutive years, a record we believe is matched by only seven other U.S. publicly traded companies. In January 2024, the board of directors increased the regular quarterly dividend to 81 cents per share, setting the stage for our 64th consecutive year of increasing cash dividends. During the first three months of 2024, cash dividends declared by the company increased 8% compared with the same period of 2023. Our board regularly evaluates relevant factors in decisions related to dividends and share repurchases. The 2024 dividend increase reflected our strong operating performance and signaled management's and the board's positive outlook and confidence in our outstanding capital, liquidity and financial flexibility.

Cincinnati Financial Corporation First-Quarter 2024 10-Q

Balance Sheet Data and Performance Measures

(Dollars in millions, except share data)	At March 31,	At December 31,
	2024	2023
Total investments	$26,249	$25,357
Total assets	33,727	32,769
Short-term debt	25	25
Long-term debt	790	790
Shareholders' equity	12,654	12,098
Book value per share	80.83	77.06
Debt-to-total-capital ratio	6.1%	6.3%

Total assets at March 31, 2024, increased 3% compared with year-end 2023, and included a 4% increase in total investments that reflected net purchases and higher fair values for many securities in our equity portfolio. Shareholders' equity increased 5% and book value per share also increased 5% during the first three months of 2024. Our debt-to-total-capital ratio (capital is the sum of debt plus shareholders' equity) decreased compared with year-end 2023.

Our value creation ratio is our primary performance metric. As shown in the tables below, that ratio was 5.9% for the first three months of 2024, better than the same period in 2023, including higher net income before investment gains and a higher amount in overall net gains from our investment portfolio. Book value per share increased $3.77 during the first three months of 2024 and contributed 4.9 percentage points to the value creation ratio, while dividends declared at $0.81 per share contributed 1.0 points. Value creation ratio major contributors and in total, along with calculations from per-share amounts, are shown in the tables below.

	Three months ended March 31,
	2024	2023
Value creation ratio major contributors:
Net income before investment gains	2.3%	1.3%
Change in fixed-maturity securities, realized and unrealized gains	(0.4)	1.2
Change in equity securities, investment gains	3.9	0.7
Other	0.1	(0.1)
Value creation ratio	5.9%	3.1%

Cincinnati Financial Corporation First-Quarter 2024 10-Q

(Dollars are per share)	Three months ended March 31,
	2024	2023
Value creation ratio:
End of period book value*	$80.83	$68.33
Less beginning of period book value	77.06	67.01
Change in book value	3.77	1.32
Dividend declared to shareholders	0.81	0.75
Total value creation	$4.58	$2.07

Value creation ratio from change in book value**	4.9%	2.0%
Value creation ratio from dividends declared to shareholders***	1.0	1.1
Value creation ratio	5.9%	3.1%

* Book value per share is calculated by dividing end of period total shareholders' equity by end of period shares outstanding
** Change in book value divided by the beginning of period book value
*** Dividend declared to shareholders divided by beginning of period book value

DRIVERS OF LONG-TERM VALUE CREATION
Operating through The Cincinnati Insurance Company, Cincinnati Financial Corporation is one of the 25 largest property casualty insurers in the nation, based on 2023 net written premiums for approximately 2,000 U.S. stock and mutual insurer groups. We market our insurance products through a select group of independent insurance agencies as discussed in our 2023 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 6. At March 31, 2024, we actively marketed through 2,125 agencies located in 46 states. We maintain a long-term perspective that guides us in addressing immediate challenges or opportunities while focusing on the major decisions that best position our company for success through all market cycles.

To measure our long-term progress in creating shareholder value, our value creation ratio is our primary financial performance target. As discussed in our 2023 Annual Report on Form 10-K, Item 7, Executive Summary, Page 48, management believes this measure is a meaningful indicator of our long-term progress in creating shareholder value and has three primary performance drivers:

•Premium growth – We believe our agency relationships and initiatives can lead to a property casualty written premium growth rate over any five-year period that exceeds the industry average. For the first three months of 2024, our consolidated property casualty net written premium year-over-year growth was 11%. As of March 2024, A.M. Best projected the industry's full-year 2024 written premium growth at approximately 9%. For the five-year period 2019 through 2023, our growth rate exceeded that of the industry. The industry's growth rate excludes its mortgage and financial guaranty lines of business.
•Combined ratio – We believe our underwriting philosophy and initiatives can generate a GAAP combined ratio over any five-year period that is consistently within the range of 92% to 98%. For the first three months of 2024, our GAAP combined ratio was 93.6%, including 7.5 percentage points of current accident year catastrophe losses partially offset by 5.0 percentage points of favorable loss reserve development on prior accident years. Our statutory combined ratio was 92.3% for the first three months of 2024. As of March 2024, A.M. Best projected the industry's full-year 2024 statutory combined ratio at approximately 101%, including approximately 7 percentage points of catastrophe losses and a favorable effect of less than 1 percentage point of loss reserve development on prior accident years. The industry's ratio again excludes its mortgage and financial guaranty lines of business.
•Investment contribution – We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year return of the Standard & Poor's 500 Index. For the first three months of 2024, pretax investment income was $245 million, up 17% compared with the same period in 2023. We believe our investment portfolio mix provides an appropriate balance of income stability and growth with capital appreciation potential.

Cincinnati Financial Corporation First-Quarter 2024 10-Q

Financial Strength
An important part of our long-term strategy is financial strength, which is described in our 2023 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Financial Strength, Page 8. One aspect of our financial strength is prudent use of reinsurance ceded to help manage financial performance variability due to catastrophe loss experience. A description of how we use reinsurance ceded is included in our 2023 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, 2024 Reinsurance Ceded Programs, Page 105. Another aspect of our financial strength is our investment portfolio, which remains well-diversified as discussed in this quarterly report in Item 3, Quantitative and Qualitative Disclosures About Market Risk. Our strong parent-company liquidity and financial strength increase our flexibility to maintain a cash dividend through all periods and to continue to invest in and expand our insurance operations.

At March 31, 2024, we held $4.906 billion of our cash and cash equivalents and invested assets at the parent-company level, of which $4.543 billion, or 92.6%, was invested in common stocks, and $163 million, or 3.3%, was cash or cash equivalents. Our debt-to-total-capital ratio was 6.1% at March 31, 2024. Another important indicator of financial strength is our ratio of property casualty net written premiums to statutory surplus, which was 1.0-to-1 for the 12 months ended March 31, 2024, matching year-end 2023.

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

At April 24, 2024, our insurance subsidiaries continued to be highly rated.

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
Cincinnati Financial Corporation First-Quarter 2024 10-Q

CONSOLIDATED PROPERTY CASUALTY INSURANCE HIGHLIGHTS
Consolidated property casualty insurance results include premiums and expenses for our standard market insurance segments (commercial lines and personal lines), our excess and surplus lines segment, Cincinnati Re® and our London-based global specialty underwriter Cincinnati Global Underwriting Ltd.SM (Cincinnati Global).

(Dollars in millions)	Three months ended March 31,
	2024	2023	% Change
Earned premiums	$1,992	$1,841	8
Fee revenues	3	2	50
Total revenues	1,995	1,843	8
Loss and loss expenses from:
Current accident year before catastrophe losses	1,221	1,123	9
Current accident year catastrophe losses	149	253	(41)
Prior accident years before catastrophe losses	(68)	(41)	(66)
Prior accident years catastrophe losses	(32)	(18)	(78)
Loss and loss expenses	1,270	1,317	(4)
Underwriting expenses	594	536	11
Underwriting profit (loss)	$131	$(10)	nm

Ratios as a percent of earned premiums:			Pt. Change
Current accident year before catastrophe losses	61.3%	61.0%	0.3
Current accident year catastrophe losses	7.5	13.8	(6.3)
Prior accident years before catastrophe losses	(3.4)	(2.2)	(1.2)
Prior accident years catastrophe losses	(1.6)	(1.0)	(0.6)
Loss and loss expenses	63.8	71.6	(7.8)
Underwriting expenses	29.8	29.1	0.7
Combined ratio	93.6%	100.7%	(7.1)

Combined ratio	93.6%	100.7%	(7.1)
Contribution from catastrophe losses and prior years reserve development	2.5	10.6	(8.1)
Combined ratio before catastrophe losses and prior years reserve development	91.1%	90.1%	1.0

Our consolidated property casualty insurance operations generated an underwriting profit of $131 million for the first quarter of 2024. Compared with an underwriting loss of $10 million for the first quarter of 2023, the first-quarter 2024 improvement of $141 million included a favorable decrease of $118 million in losses from catastrophes, mostly caused by severe weather. The first-quarter 2024 change in underwriting profitability also included higher current accident year loss and loss expenses before catastrophe losses that grew slightly faster than earned premiums and higher amounts of favorable reserve development on prior accident years.

Underwriting results for the first quarter of 2024 included improved overall insured loss experience before catastrophe effects, as price increases have helped to offset recent-year elevated paid losses reflecting economic or other forms of inflation. Elevated inflation was a driver of higher losses and loss expenses in both 2024 and 2023 as costs have increased significantly to repair damaged autos or other property that we insure. We also experienced higher losses for liability coverages for some of our lines of business. Due to increased uncertainty regarding ultimate losses, we intend to remain prudent in reserving for estimated ultimate losses until longer-term loss cost trends become more clear. The higher loss experience is discussed in Financial Results by property casualty insurance segment. We believe future property casualty underwriting results will continue to benefit from price increases and our ongoing initiatives to improve pricing precision and loss experience related to claims and loss control practices.
For all property casualty lines of business in aggregate, net loss and loss expense reserves at March 31, 2024, were $233 million, or 3%, higher than at year-end 2023, including an increase of $272 million for the incurred but not reported (IBNR) portion.

Cincinnati Financial Corporation First-Quarter 2024 10-Q

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

Our consolidated property casualty combined ratio for the first quarter of 2024 improved by 7.1 percentage points, compared with the same period of 2023, including a decrease of 6.9 points from lower catastrophe losses and loss expenses. Other combined ratio components that changed are discussed below and in further detail in Financial Results by property casualty insurance segment.
The combined ratio can be affected significantly by natural catastrophe losses and other large losses as discussed in detail below. The combined ratio can also be affected by updated estimates of loss and loss expense reserves established for claims that occurred in prior periods, referred to as prior accident years. Net favorable development on prior accident year reserves, including reserves for catastrophe losses, benefited the combined ratio by 5.0 percentage points in the first three months of 2024, compared with 3.2 percentage points in the same period of 2023. Net favorable development is discussed in further detail in Financial Results by property casualty insurance segment.

The ratio for current accident year loss and loss expenses before catastrophe losses increased in the first three months of 2024. That 61.3% ratio was 0.3 percentage points higher, compared with the 61.0% accident year 2023 ratio measured as of March 31, 2023, including a decrease of 1.6 points in the ratio for large losses of $2 million or more per claim, discussed below. The ratio increase of 0.3 percentage points included an increase of 1.8 points for the IBNR portion and a decrease of 1.5 points for the case incurred portion.

The underwriting expense ratio increased for the first three months of 2024, compared with the same period a year ago. The increase was primarily due to an increase in profit-sharing commissions for agencies. The ratio also included ongoing expense management efforts and higher earned premiums.

Consolidated Property Casualty Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2024	2023	% Change
Agency renewal written premiums	$1,683	$1,535	10
Agency new business written premiums	346	251	38
Other written premiums	219	233	(6)
Net written premiums	2,248	2,019	11
Unearned premium change	(256)	(178)	(44)
Earned premiums	$1,992	$1,841	8

The trends in net written premiums and earned premiums summarized in the table above include the effects of price increases. Price change trends that heavily influence renewal written premium increases or decreases, along with other premium growth drivers for 2024, are discussed in more detail by segment below in Financial Results.

Consolidated property casualty net written premiums for the three months ended March 31, 2024, grew $229 million compared with the same period of 2023. Our premium growth initiatives from prior years have provided an ongoing favorable effect on growth during the current year, particularly as newer agency relationships mature over time.

Consolidated property casualty agency new business written premiums increased by $95 million for the first three months of 2024, compared with the same period of 2023. New agency appointments during 2024 and 2023 produced a $24 million increase in standard lines new business for the first three months of 2024 compared with the same period of 2023. As we appoint new agencies that choose to move accounts to us, we report these accounts as new business. While this business is new to us, in many cases it is not new to the agent. We believe these seasoned accounts tend to be priced more accurately than business that may be less familiar to our agent upon obtaining it from a competing agent.

Cincinnati Financial Corporation First-Quarter 2024 10-Q

Net written premiums for Cincinnati Re, included in other written premiums, decreased by $28 million to $202 million for the three months ended March 31, 2024, compared with the same period of 2023. Cincinnati Re assumes risks through reinsurance treaties and in some cases cedes part of the risk and related premiums to one or more unaffiliated reinsurance companies through transactions known as retrocessions.

Cincinnati Global is also included in other written premiums. Net written premiums increased for Cincinnati Global by $18 million to $82 million for the three months ended March 31, 2024, compared with the same period of 2023.

Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. An increase in ceded premiums reduced net written premiums by $5 million for the first three months of 2024, compared with the same period of 2023.

Catastrophe losses and loss expenses typically have a material effect on property casualty results and can vary significantly from period to period. Losses from catastrophes contributed 5.9 percentage points to the combined ratio in the first three months of 2024, compared with 12.8 percentage points in the same period of 2023.

The reinsurance program for Cincinnati Re effective June 1, 2023, provides property catastrophe excess of loss coverage and includes $40 million of coverage for various combinations of occurrences for business written in North America on a direct basis. There is a per occurrence limit of $20 million for Cincinnati Re catastrophe losses in excess of $80 million per event. The remaining coverage is for business written by Cincinnati Re and on a direct basis for catastrophe losses in excess of $600 million per event. During 2023 and for the first three months of 2024, there was no recovery from reinsurers pertaining to these treaties.

The following table shows consolidated property casualty insurance catastrophe losses and loss expenses incurred, net of reinsurance, as well as the effect of loss development on prior period catastrophe events. We individually list declared catastrophe events for which our incurred losses reached or exceeded $25 million.

Consolidated Property Casualty Insurance Catastrophe Losses and Loss Expenses Incurred

(Dollars in millions, net of reinsurance)		Three months ended March 31,
		Comm.	Pers.	E&S
Dates	Region	lines	lines	lines	Other	Total
2024
Jan. 8-10	Midwest, Northeast, South	$18	$9	$—	$—	$27
Mar. 12-17	Midwest, South	32	22	—	—	54
All other 2024 catastrophes		25	42	1	—	68
Development on 2023 and prior catastrophes		(8)	(21)	(1)	(2)	(32)
Calendar year incurred total		$67	$52	$—	$(2)	$117

2023
Mar. 1-4	Midwest, Northeast, South	$30	$34	$1	$—	$65
Mar. 23-28	Midwest, Northeast, South	13	27	1	—	41
Mar. 30 - Apr. 1	Midwest, Northeast, South	42	24	—	—	66
All other 2023 catastrophes		21	55	—	5	81
Development on 2022 and prior catastrophes		4	(25)	(1)	4	(18)
Calendar year incurred total		$110	$115	$1	$9	$235

Cincinnati Financial Corporation First-Quarter 2024 10-Q

The following table includes data for losses incurred of $2 million or more per claim, net of reinsurance.

Consolidated Property Casualty Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended March 31,
	2024	2023	% Change
Current accident year losses greater than $5 million	$—	$36	(100)
Current accident year losses $2 million - $5 million	22	15	47
Large loss prior accident year reserve development	22	9	144
Total large losses incurred	44	60	(27)
Losses incurred but not reported	251	179	40
Other losses excluding catastrophe losses	677	641	6
Catastrophe losses	111	227	(51)
Total losses incurred	$1,083	$1,107	(2)

Ratios as a percent of earned premiums:			Pt. Change
Current accident year losses greater than $5 million	—%	1.9%	(1.9)
Current accident year losses $2 million - $5 million	1.1	0.8	0.3
Large loss prior accident year reserve development	1.1	0.5	0.6
Total large loss ratio	2.2	3.2	(1.0)
Losses incurred but not reported	12.6	9.7	2.9
Other losses excluding catastrophe losses	34.0	34.9	(0.9)
Catastrophe losses	5.6	12.3	(6.7)
Total loss ratio	54.4%	60.1%	(5.7)

We believe the inherent variability of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the variability in addition to general inflationary trends in loss costs. Our analysis continues to indicate no unexpected concentration of large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The first-quarter 2024 property casualty total large losses incurred of $44 million, net of reinsurance, was lower than the $95 million quarterly average during full-year 2023 and the $60 million experienced for the first quarter of 2023. The ratio for these large losses was 1.0 percentage point lower compared with last year's first quarter. We believe results for the three-month period largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $2 million. Losses by size are discussed in further detail in results of operations by property casualty insurance segment.
FINANCIAL RESULTS
Consolidated results reflect the operating results of each of our five segments along with the parent company, Cincinnati Re, Cincinnati Global and other activities reported as "Other." The five segments are:
•Commercial lines insurance
•Personal lines insurance
•Excess and surplus lines insurance
•Life insurance
•Investments

Cincinnati Financial Corporation First-Quarter 2024 10-Q

COMMERCIAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended March 31,
	2024	2023	% Change
Earned premiums	$1,082	$1,056	2
Fee revenues	1	1	0
Total revenues	1,083	1,057	2
Loss and loss expenses from:
Current accident year before catastrophe losses	682	674	1
Current accident year catastrophe losses	75	106	(29)
Prior accident years before catastrophe losses	(30)	(36)	17
Prior accident years catastrophe losses	(8)	4	nm
Loss and loss expenses	719	748	(4)
Underwriting expenses	325	311	5
Underwriting profit (loss)	$39	$(2)	nm

Ratios as a percent of earned premiums:			Pt. Change
Current accident year before catastrophe losses	63.0%	63.9%	(0.9)
Current accident year catastrophe losses	7.0	10.0	(3.0)
Prior accident years before catastrophe losses	(2.8)	(3.4)	0.6
Prior accident years catastrophe losses	(0.8)	0.4	(1.2)
Loss and loss expenses	66.4	70.9	(4.5)
Underwriting expenses	30.1	29.5	0.6
Combined ratio	96.5%	100.4%	(3.9)

Combined ratio	96.5%	100.4%	(3.9)
Contribution from catastrophe losses and prior years reserve development	3.4	7.0	(3.6)
Combined ratio before catastrophe losses and prior years reserve development	93.1%	93.4%	(0.3)

Overview
Performance highlights for the commercial lines segment include:
•Premiums – Earned premiums and net written premiums for the commercial lines segment grew during the first three months of 2024, compared with the same period a year ago, due to agency renewal written premium growth that continued to include higher average pricing as well as growth in agency new business written premiums. The table below analyzes the primary components of premiums. We continue to use predictive analytics tools to improve pricing precision and segmentation while leveraging our local relationships with agents through the efforts of our teams that work closely with them. We seek to maintain appropriate pricing discipline for both new and renewal business as our agents and underwriters assess account quality to make careful decisions on a policy-by-policy basis whether to write or renew a policy.
Agency renewal written premiums increased by 3% for the first three months of 2024, compared with the same period of 2023, including price increases. During the first quarter of 2024, our overall standard commercial lines policies averaged estimated renewal price increases at percentages near the low end of the high-single-digit range. We continue to segment commercial lines policies, emphasizing identification and retention of those we believe have relatively stronger pricing. Conversely, we have been seeking stricter renewal terms and conditions on policies we believe have relatively weaker pricing, thus retaining fewer of those policies. We measure average changes in commercial lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for the respective policies.
Our average overall commercial lines renewal pricing change includes the impact of flat pricing for certain coverages within package policies written for a three-year term that were in force but did not expire during
Cincinnati Financial Corporation First-Quarter 2024 10-Q

the period being measured. Therefore, our reported change in average commercial lines renewal pricing reflects a blend of three-year policies that did not expire and other policies that did expire during the measurement period. For commercial lines policies that did expire and were then renewed during the first quarter of 2024, we estimate that our average percentage price increases were in the high-single-digit range for our commercial casualty, commercial property and commercial auto lines of business. The estimated average percentage price change for workers' compensation was a decrease in the mid-single-digit range.
Our commercial lines segment's increase in agency renewal written premiums for the first three months of 2024 also included changes in the level of insured exposures. Part of the insured exposure increase reflects our response to inflation effects that increase the cost of building materials to repair damaged commercial structures. We use building valuation software to automate much of that underwriting process and may also manually adjust premiums to reflect property costs.
Renewal premiums for certain policies, primarily our commercial casualty and workers' compensation lines of business, include the results of policy audits that adjust initial premium amounts based on differences between estimated and actual sales or payroll related to a specific policy. Audits completed during the first three months of 2024 contributed $29 million to net written premiums, compared with $35 million for the same period of 2023.
New business written premiums for commercial lines increased $48 million during the first three months of 2024, compared with the same period of 2023, as we continued to carefully underwrite each policy in a highly competitive market. Trend analysis for year-over-year comparisons of individual quarters is more difficult to assess for commercial lines new business written premiums, due to inherent variability. That variability is often driven by larger policies with annual premiums greater than $100,000.
Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. For our commercial lines insurance segment, an increase in ceded premiums reduced net written premiums by less than $1 million for the first three months of 2024, compared with the same period of 2023.

Commercial Lines Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2024	2023	% Change
Agency renewal written premiums	$1,076	$1,041	3
Agency new business written premiums	182	134	36
Other written premiums	(35)	(34)	(3)
Net written premiums	1,223	1,141	7
Unearned premium change	(141)	(85)	(66)
Earned premiums	$1,082	$1,056	2

•Combined ratio – The first-quarter 2024 commercial lines combined ratio improved by 3.9 percentage points, compared with the first quarter of 2023, including a decrease of 4.2 points in losses from catastrophes. The first-quarter combined ratio also decreased 0.9 points from current accident year loss and loss expenses before catastrophe losses, including an increase of 1.7 points for the IBNR portion and a decrease of 2.6 points for the case incurred portion. Underwriting results also included a higher level of favorable reserve development on prior accident years, as discussed below. The current accident year ratios were measured as of March 31 of the respective years and included a decrease of 2.9 percentage points for the first three months of 2024 in the ratio for large losses of $2 million or more per claim, discussed below.
When estimating the ultimate cost of total loss and loss expenses, we consider many factors, including trends for inflation, historical paid and reported losses, large loss activity and other data or information for the industry or our company. Elevated inflation in recent years has been a driver of higher losses and loss expenses as costs have increased significantly to repair damaged business property or autos that we insure, in addition to higher losses for liability coverages for some of our lines of business. Due to increased uncertainty regarding ultimate losses, we intend to remain prudent in reserving for estimated ultimate losses until longer-term loss cost trends become more clear.
Catastrophe losses and loss expenses accounted for 6.2 percentage points of the combined ratio for the first three months of 2024, compared with 10.4 percentage points for the same period a year ago. Through 2023, the 10-year annual average for that catastrophe measure for the commercial lines segment was 5.9 percentage points, and the five-year annual average was 6.5 percentage points.
Cincinnati Financial Corporation First-Quarter 2024 10-Q

The net effect of reserve development on prior accident years during the first three months of 2024 was favorable for commercial lines overall by $38 million, compared with $32 million for the same period in 2023. For the first three months of 2024, our commercial property and workers' compensation lines of business were the main contributors to the commercial lines net favorable reserve development on prior accident years. The net favorable reserve development recognized during the first three months of 2024 for our commercial lines insurance segment was mainly for accident years 2023 and 2022 and was primarily due to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2023 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 53.
The commercial lines underwriting expense ratio increased for the first three months of 2024, compared with the same period a year ago. The increase was largely due to an increase in profit-sharing commissions for agencies. The ratios also included ongoing expense management efforts and higher earned premiums.

Commercial Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended March 31,
	2024	2023	% Change
Current accident year losses greater than $5 million	$—	$30	(100)
Current accident year losses $2 million - $5 million	11	12	(8)
Large loss prior accident year reserve development	12	3	300
Total large losses incurred	23	45	(49)
Losses incurred but not reported	156	125	25
Other losses excluding catastrophe losses	368	335	10
Catastrophe losses	64	106	(40)
Total losses incurred	$611	$611	0

Ratios as a percent of earned premiums:			Pt. Change
Current accident year losses greater than $5 million	—%	2.8%	(2.8)
Current accident year losses $2 million - $5 million	1.0	1.1	(0.1)
Large loss prior accident year reserve development	1.1	0.3	0.8
Total large loss ratio	2.1	4.2	(2.1)
Losses incurred but not reported	14.4	11.8	2.6
Other losses excluding catastrophe losses	34.0	31.9	2.1
Catastrophe losses	6.0	10.0	(4.0)
Total loss ratio	56.5%	57.9%	(1.4)

We continue to monitor new losses and case reserve increases greater than $2 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The first-quarter 2024 commercial lines total large losses incurred of $23 million, net of reinsurance, was lower than the quarterly average of $74 million during full-year 2023 and the $45 million of total large losses incurred for the first quarter of 2023. The decrease in commercial lines large losses for the first three months of 2024 was primarily due to our commercial property line of business. The first-quarter 2024 ratio for commercial lines total large losses was 2.1 percentage points lower than last year's first-quarter ratio. We believe results for the three-month period largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $2 million.

Cincinnati Financial Corporation First-Quarter 2024 10-Q

PERSONAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended March 31,
	2024	2023	% Change
Earned premiums	$588	$464	27
Fee revenues	1	1	0
Total revenues	589	465	27
Loss and loss expenses from:
Current accident year before catastrophe losses	339	277	22
Current accident year catastrophe losses	73	140	(48)
Prior accident years before catastrophe losses	(12)	(6)	(100)
Prior accident years catastrophe losses	(21)	(25)	16
Loss and loss expenses	379	386	(2)
Underwriting expenses	173	136	27
Underwriting profit (loss)	$37	$(57)	nm

Ratios as a percent of earned premiums:			Pt. Change
Current accident year before catastrophe losses	57.7%	59.9%	(2.2)
Current accident year catastrophe losses	12.4	30.1	(17.7)
Prior accident years before catastrophe losses	(2.0)	(1.3)	(0.7)
Prior accident years catastrophe losses	(3.6)	(5.4)	1.8
Loss and loss expenses	64.5	83.3	(18.8)
Underwriting expenses	29.4	29.2	0.2
Combined ratio	93.9%	112.5%	(18.6)

Combined ratio	93.9%	112.5%	(18.6)
Contribution from catastrophe losses and prior years reserve development	6.8	23.4	(16.6)
Combined ratio before catastrophe losses and prior years reserve development	87.1%	89.1%	(2.0)

Overview
Performance highlights for the personal lines segment include:
•Premiums – Personal lines earned premiums and net written premiums continued to grow during the first three months of 2024, including increased agency new business and renewal written premiums that included higher average pricing. Cincinnati Private ClientSM net written premiums included in the personal lines insurance segment results totaled approximately $330 million for the first three months of 2024, compared with $233 million for the same period of 2023. Cincinnati Private Client net written premiums for the respective periods included excess and surplus lines homeowner policies with premiums totaling $34 million in first three months of 2024 and $19 million for the first three months of 2023. The table below analyzes the primary components of premiums.
Agency renewal written premiums increased 27% for the first three months of 2024, reflecting rate increases in selected states, a higher level of insured exposures and other factors such as higher policy retention rates and changes in policy deductibles or mix of business. Part of the insured exposure increase reflects our response to inflation effects that increase the cost of building materials used to repair damaged homes.
We estimate that premium rates for our personal auto line of business increased at average percentages in the low-double-digit range during the first three months of 2024. For our homeowner line of business, we estimate that premium rates for the first three months of 2024 increased at average percentages in the high-single-digit range. For both our personal auto and homeowner lines of business, some individual policies experienced lower or higher rate changes based on each risk's specific characteristics and enhanced pricing precision enabled by predictive models.
Personal lines new business written premiums increased $43 million or 54% for the first three months of 2024, compared with the same period of 2023, including approximately $15 million from Cincinnati Private Client
Cincinnati Financial Corporation First-Quarter 2024 10-Q

policies and $28 million from middle-market policies. We believe we maintained underwriting and pricing discipline across all personal lines markets as we expanded use of enhanced pricing precision tools.
Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. For our personal lines insurance segment, an increase in 2024 ceded premiums reduced net written premiums by approximately $2 million for the first three months of 2024, compared with the same period of 2023.
Personal Lines Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2024	2023	% Change
Agency renewal written premiums	$494	$388	27
Agency new business written premiums	122	79	54
Other written premiums	(21)	(19)	(11)
Net written premiums	595	448	33
Unearned premium change	(7)	16	nm
Earned premiums	$588	$464	27

•Combined ratio – Our personal lines combined ratio for the first quarter of 2024 improved by 18.6 percentage points, compared with first-quarter 2023, including a decrease of 15.9 points in losses from catastrophes. The first-quarter 2024 combined ratio also included a decrease of 2.2 percentage points from current accident year loss and loss expenses before catastrophe losses, including an increase of 2.2 points for the IBNR portion and a decrease of 4.4 points for the case incurred portion. Those current accident year ratios were measured as of March 31 of the respective years and included a decrease of 0.1 percentage points for the first three months of 2024, in the ratio for large losses of $2 million or more per claim, discussed below.
When estimating the ultimate cost of total loss and loss expenses, we consider many factors, including trends in inflation, historical paid and reported losses, large loss activity and other data or information for the industry or our company. Elevated inflation in recent years has been a driver of higher losses and loss expenses as costs have increased significantly to repair damaged autos or homes that we insure. Due to increased uncertainty regarding ultimate losses, we intend to remain prudent in reserving for estimated ultimate losses until longer-term loss cost trends become more clear.
Catastrophe losses and loss expenses accounted for 8.8 percentage points of the combined ratio for the first three months of 2024, compared with 24.7 points for the same period a year ago. The 10-year annual average catastrophe loss ratio for the personal lines segment through 2023 was 11.4 percentage points, and the five-year annual average was 13.2 percentage points.
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
The net effect of reserve development on prior accident years during the first three months of 2024 was favorable for personal lines overall by $33 million, compared with $31 million of favorable development for the same period of 2023. Our homeowner line of business was the primary contributor to the personal lines net favorable reserve development for the first three months of 2024. The net favorable reserve development was primarily due to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2023 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 53.
The personal lines underwriting expense ratio increased for the first three months of 2024, compared with the same period a year ago. The increase was primarily due to an increase in profit-sharing commissions for agencies. The ratios also included ongoing expense management efforts and higher earned premiums.
Cincinnati Financial Corporation First-Quarter 2024 10-Q

Personal Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended March 31,
	2024	2023	% Change
Current accident year losses greater than $5 million	$—	$6	(100)
Current accident year losses $2 million - $5 million	11	3	267
Large loss prior accident year reserve development	10	6	67
Total large losses incurred	21	15	40
Losses incurred but not reported	22	27	(19)
Other losses excluding catastrophe losses	231	187	24
Catastrophe losses	50	113	(56)
Total losses incurred	$324	$342	(5)

Ratios as a percent of earned premiums:			Pt. Change
Current accident year losses greater than $5 million	—%	1.3%	(1.3)
Current accident year losses $2 million - $5 million	1.8	0.6	1.2
Large loss prior accident year reserve development	1.8	1.4	0.4
Total large loss ratio	3.6	3.3	0.3
Losses incurred but not reported	3.8	5.9	(2.1)
Other losses excluding catastrophe losses	39.4	40.2	(0.8)
Catastrophe losses	8.4	24.3	(15.9)
Total loss ratio	55.2%	73.7%	(18.5)

We continue to monitor new losses and case reserve increases greater than $2 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the first quarter of 2024, the personal lines total large loss ratio, net of reinsurance, was 0.3 percentage points higher than last year's first quarter. The increase in personal lines total large losses incurred for the first three months of 2024 occurred primarily for our homeowner line of business. We believe results for the three-month period largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $2 million.

Cincinnati Financial Corporation First-Quarter 2024 10-Q

EXCESS AND SURPLUS LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended March 31,
	2024	2023	% Change
Earned premiums	$139	$127	9
Fee revenues	1	—	nm
Total revenues	140	127	10

Loss and loss expenses from:
Current accident year before catastrophe losses	92	88	5
Current accident year catastrophe losses	1	2	(50)
Prior accident years before catastrophe losses	(2)	(8)	75
Prior accident years catastrophe losses	(1)	(1)	0
Loss and loss expenses	90	81	11
Underwriting expenses	38	33	15
Underwriting profit	$12	$13	(8)

Ratios as a percent of earned premiums:			Pt. Change
Current accident year before catastrophe losses	65.7%	69.2%	(3.5)
Current accident year catastrophe losses	0.9	1.5	(0.6)
Prior accident years before catastrophe losses	(1.7)	(6.2)	4.5
Prior accident years catastrophe losses	(0.4)	(0.3)	(0.1)
Loss and loss expenses	64.5	64.2	0.3
Underwriting expenses	27.4	25.7	1.7
Combined ratio	91.9%	89.9%	2.0

Combined ratio	91.9%	89.9%	2.0
Contribution from catastrophe losses and prior years reserve development	(1.2)	(5.0)	3.8
Combined ratio before catastrophe losses and prior years reserve development	93.1%	94.9%	(1.8)

Overview
Performance highlights for the excess and surplus lines segment include:
•Premiums – Excess and surplus lines earned premiums and net written premiums continued to grow during the first quarter of 2024, compared with the same period a year ago, including increases in both agency renewal and new business written premiums. For the first three months of 2024, excess and surplus lines policy renewals experienced estimated average price increases at percentages in the high-single-digit range. We measure average changes in excess and surplus lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies.
New business written premiums produced by agencies increased by 11% for the first three months of 2024 compared with the same period of 2023, as we continued to carefully underwrite each policy in a highly competitive market. Some of what we report as new business came from accounts that were not new to our agents. We believe our agents' seasoned accounts tend to be priced more accurately than business that may be less familiar to them.
Cincinnati Financial Corporation First-Quarter 2024 10-Q

Excess and Surplus Lines Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2024	2023	% Change
Agency renewal written premiums	$113	$106	7
Agency new business written premiums	42	38	11
Other written premiums	(9)	(8)	(13)
Net written premiums	146	136	7
Unearned premium change	(7)	(9)	22
Earned premiums	$139	$127	9

•Combined ratio – The excess and surplus lines combined ratio increased by 2.0 percentage points for the first quarter of 2024, compared with the same period of 2023, with the change primarily due to lower favorable reserve development on prior accident year loss and loss expenses.
The first-quarter 2024 ratio for current accident year loss and loss expenses before catastrophe losses was 3.5 percentage points lower, compared with the 69.2% accident year 2023 ratio measured as of March 31, 2023.

Excess and surplus lines net reserve development on prior accident years, as a ratio to earned premiums, was a favorable 2.1% for the first three months of 2024, compared with favorable 6.5% for the same period of 2023. The $3 million of net favorable reserve development recognized during the first three months of 2024 was mostly for accident year 2023 and was primarily due to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2023 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 53.

The excess and surplus lines underwriting expense ratio increased for the first three months of 2024, largely due to an increase in profit-sharing commissions for agencies, compared with the same period of 2023. The ratio for both periods also benefited from ongoing expense management efforts and premium growth.

Cincinnati Financial Corporation First-Quarter 2024 10-Q

Excess and Surplus Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended March 31,
	2024	2023	% Change
Current accident year losses greater than $5 million	$—	$—	nm
Current accident year losses $2 million - $5 million	—	—	nm
Large loss prior accident year reserve development	—	—	nm
Total large losses incurred	—	—	nm
Losses incurred but not reported	30	27	11
Other losses excluding catastrophe losses	37	28	32
Catastrophe losses	1	1	0
Total losses incurred	$68	$56	21

Ratios as a percent of earned premiums:			Pt. Change
Current accident year losses greater than $5 million	—%	—%	0.0
Current accident year losses $2 million - $5 million	—	—	0.0
Large loss prior accident year reserve development	—	(0.3)	0.3
Total large loss ratio	—	(0.3)	0.3
Losses incurred but not reported	21.6	21.3	0.3
Other losses excluding catastrophe losses	26.8	22.2	4.6
Catastrophe losses	0.5	1.1	(0.6)
Total loss ratio	48.9%	44.3%	4.6

We continue to monitor new losses and case reserve increases greater than $2 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the first quarter of 2024, the excess and surplus lines total ratio for large losses, net of reinsurance, was 0.3 percentage points higher than last year's first quarter. We believe results for the three-month period largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $2 million.

Cincinnati Financial Corporation First-Quarter 2024 10-Q

LIFE INSURANCE RESULTS

(Dollars in millions)	Three months ended March 31,
	2024	2023	% Change
Earned premiums	$79	$77	3
Fee revenues	1	2	(50)
Total revenues	80	79	1
Contract holders' benefits incurred	79	81	(2)
Investment interest credited to contract holders	(31)	(30)	(3)
Underwriting expenses incurred	22	20	10
Total benefits and expenses	70	71	(1)
Life insurance segment profit	$10	$8	25

Overview
Performance highlights for the life insurance segment include:
•Revenues – Revenues increased for the three months ended March 31, 2024, compared with the same period a year ago, driven by higher earned premiums from term life insurance, our largest life insurance product line.
Net in-force life insurance policy face amounts increased less than 1% to $82.670 billion at March 31, 2024, from $82.361 billion at year-end 2023.
Fixed annuity deposits received for the three months ended March 31, 2024, were $9 million, compared with $10 million for the same period of 2023. Fixed annuity deposits have a minimal impact to earned premiums because deposits received are initially recorded as liabilities. Profit is earned over time by way of interest rate spreads. We do not write variable or equity-indexed annuities.
Life Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2024	2023	% Change
Term life insurance	$57	$56	2
Whole life insurance	13	12	8
Universal life and other	9	9	0
Net earned premiums	$79	$77	3

•Profitability – Our life insurance segment typically reports a smaller profit compared with the life insurance subsidiary because profits from investment income spreads are included in our investments segment results. We include only investment income credited to contract holders (including interest assumed in life insurance policy reserve calculations) in our life insurance segment results. A profit of $10 million for our life insurance segment in the first three months of 2024, compared with a profit of $8 million for the same period of 2023, was primarily due to more favorable impacts from the unlocking of interest rate actuarial assumptions.

Life insurance segment benefits and expenses consist principally of contract holders' (policyholders') benefits incurred related to traditional life and interest-sensitive products and operating expenses incurred, net of deferred acquisition costs. Total benefits decreased in the first three months of 2024 primarily due to more favorable impacts from the unlocking of interest rate actuarial assumptions. Life policy and investment contract reserves decreased due to an increase in market value discount rates. Mortality results improved compared with the same period of 2023.

Underwriting expenses for the first three months of 2024 increased compared with the same period a year ago, largely due to higher general insurance expense levels compared to the same period of 2023.

We recognize that assets under management, capital appreciation and investment income are integral to evaluating the success of the life insurance segment because of the long duration of life products.
Cincinnati Financial Corporation First-Quarter 2024 10-Q

On a basis that includes investment income and investment gains or losses from life-insurance-related invested assets, the life insurance subsidiary reported net income of $19 million for the three months ended March 31, 2024, and March 31, 2023. The life insurance subsidiary portfolio had net after-tax investment losses of $2 million for the three months ended March 31, 2024, compared with net after-tax investment gains of $1 million for the three months ended March 31, 2023.

INVESTMENTS RESULTS
Overview
The investments segment contributes investment income and investment gains and losses to results of operations. Investments traditionally are our primary source of pretax and after-tax profits.
Investment Income
Pretax investment income grew 17% for the first quarter of 2024, compared with the same period of 2023. Interest income increased by $29 million for the first quarter, as net purchases of fixed-maturity securities in recent quarters and higher bond yields are working to generally offset effects of the low interest rate environment of the past several years. Although dividend rates generally are increasing more slowly, minor asset allocation adjustments in our equity portfolio and net purchases of equity securities in recent quarters helped dividend income to grow by $6 million for the three months ended March 31, 2024.

Investments Results

(Dollars in millions)	Three months ended March 31,
	2024	2023	% Change
Total investment income, net of expenses	$245	$210	17
Investment interest credited to contract holders	(31)	(30)	(3)
Investment gains and losses, net	612	106	477
Investments profit, pretax	$826	$286	189

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

(Dollars in millions)	% Yield	Principal redemptions
At March 31, 2024
Fixed-maturity pretax yield profile:
Expected to mature during the remainder of 2024	4.30%	$849
Expected to mature during 2025	4.70	1,381
Expected to mature during 2026	5.03	1,104
Average yield and total expected maturities from the remainder of 2024 through 2026	4.71	$3,334

Cincinnati Financial Corporation First-Quarter 2024 10-Q

The table below shows the average pretax yield-to-amortized cost for fixed-maturity securities acquired during the periods indicated. The average yield for total fixed-maturity securities acquired during the first three months of 2024 was higher than the 4.60% average yield-to-amortized cost of the fixed-maturity securities portfolio at the end of 2023. Our fixed-maturity portfolio's average yield of 4.65% for the first three months of 2024, from the investment income table below, was also higher than the 4.60% yield for the year-end 2023 fixed-maturities portfolio.

	Three months ended March 31,
	2024	2023
Average pretax yield-to-amortized cost on new fixed-maturities:
Acquired taxable fixed-maturities	5.94%	6.55%
Acquired tax-exempt fixed-maturities	4.10	4.20
Average total fixed-maturities acquired	5.79	6.18

While our bond portfolio more than covers our insurance reserve liabilities, we believe our diversified common stock portfolio of mainly blue chip, dividend-paying companies represents one of our best investment opportunities for the long term. We discussed our portfolio strategies in our 2023 Annual Report on Form 10-K, Item 1, Investments Segment, Page 21, and Item 7, Investments Outlook, Page 91. We discuss risks related to our investment income and our fixed-maturity and equity investment portfolios in this quarterly report Item 3, Quantitative and Qualitative Disclosures About Market Risk.

The table below provides details about investment income. Average yields in this table are based on the average invested asset and cash amounts indicated in the table, using fixed-maturity securities valued at amortized cost and all other securities at fair value.

(Dollars in millions)	Three months ended March 31,
	2024	2023	% Change
Investment income:
Interest	$169	$140	21
Dividends	72	66	9
Other	7	7	0
Less investment expenses	3	3	0
Investment income, pretax	245	210	17
Less income taxes	41	34	21
Total investment income, after-tax	$204	$176	16

Investment returns:
Average invested assets plus cash and cash equivalents	$27,164	$24,649
Average yield pretax	3.61%	3.41%
Average yield after-tax	3.00	2.86
Effective tax rate	16.7	16.1

Fixed-maturity returns:
Average amortized cost	$14,535	$13,171
Average yield pretax	4.65%	4.25%
Average yield after-tax	3.82	3.52
Effective tax rate	17.9	17.3

Cincinnati Financial Corporation First-Quarter 2024 10-Q

Total Investment Gains and Losses
Investment gains and losses are recognized on the sale of investments, for certain changes in fair values of securities even though we continue to hold the securities or as otherwise required by GAAP. The change in fair value for equity securities still held are included in investment gains and losses and also in net income. The change in unrealized gains or losses for fixed-maturity securities are included as a component of other comprehensive income (OCI). Accounting requirements for the allowance for credit losses for the fixed-maturity portfolio are disclosed in our 2023 Annual Report on Form 10-K, Item 8, Note 1, Summary of Significant Accounting Policies, Page 128.

The table below summarizes total investment gains and losses, before taxes.

(Dollars in millions)	Three months ended March 31,
	2024	2023
Investment gains and losses:
Equity securities:
Investment gains and losses on securities sold, net	$(11)	$(1)
Unrealized gains and losses on securities still held, net	613	106
Subtotal	602	105
Fixed maturities:
Gross realized gains	—	1
Gross realized losses	(1)	(1)
Change in allowance for credit losses, net	(9)	—
Subtotal	(10)	—
Other	20	1
Total investment gains and losses reported in net income	612	106
Change in unrealized investment gains and losses:
Fixed maturities	(55)	163
Total	$557	$269

Of the 4,804 fixed-maturity securities in the portfolio, 12 securities were trading below 70% of amortized cost at March 31, 2024. Our asset impairment committee regularly monitors the portfolio, including a quarterly review of the entire portfolio for potential credit losses. We believe that if liquidity in the markets were to significantly deteriorate or economic conditions were to significantly weaken, we could experience declines in portfolio values and possibly increases in the allowance for credit losses or write-downs to fair value.

Cincinnati Financial Corporation First-Quarter 2024 10-Q

OTHER
We report as Other the noninvestment operations of the parent company and a noninsurance subsidiary, CFC Investment Company. We also report as Other the underwriting results of Cincinnati Re and Cincinnati Global, including earned premiums, loss and loss expenses and underwriting expenses in the table below.

Total revenues for the first three months of 2024 for our Other operations decreased, compared with the same period of 2023, primarily due to earned premiums from Cincinnati Re and Cincinnati Global, with a decrease of $15 million and an increase of $4 million, respectively. Cincinnati Re had $135 million of earned premiums for the first three months of 2024 and generated an underwriting profit of $29 million. Cincinnati Global had $48 million of earned premiums for the first three months of 2024 and generated an underwriting profit of $14 million. Total expenses for Other decreased for the first three months of 2024, primarily due to lower loss and loss expenses from Cincinnati Re and Cincinnati Global.

Other income in the table below represents profit before income taxes. For all periods shown, total other income was driven by underwriting profit from Cincinnati Re and Cincinnati Global.

(Dollars in millions)	Three months ended March 31,
	2024	2023	% Change
Interest and fees on loans and leases	$2	$2	0
Earned premiums	183	194	(6)
Other revenues	1	1	0
Total revenues	186	197	(6)
Interest expense	13	14	(7)
Loss and loss expenses	82	102	(20)
Underwriting expenses	58	56	4
Operating expenses	4	5	(20)
Total expenses	157	177	(11)
Total other income	$29	$20	45

TAXES
We had $198 million of income tax expense for the three months ended March 31, 2024, compared with $43 million for the same period of 2023. The effective tax rate for the three months ended March 31, 2024, was 20.8% compared with 16.0% for the same period last year. The change in our effective tax rate between periods was primarily due to large changes in our net investment gains and losses included in income for the periods and changes in underwriting income and investment income.

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

Cincinnati Financial Corporation First-Quarter 2024 10-Q

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2024, shareholders' equity was $12.654 billion, compared with $12.098 billion at December 31, 2023. Total debt was $815 million at March 31, 2024, unchanged from December 31, 2023. At March 31, 2024, cash and cash equivalents totaled $619 million, compared with $907 million at December 31, 2023.

In addition to our historically positive operating cash flow to meet the needs of operations, we have the ability to slow investing activities or sell a portion of our high-quality, liquid investment portfolio if such need arises. We also have additional capacity to borrow on our revolving short-term line of credit, as described further below.

SOURCES OF LIQUIDITY

Subsidiary Dividends
Our lead insurance subsidiary declared dividends of $145 million to the parent company in the first three months of 2024, compared with $142 million for the same period of 2023. For full-year 2023, our lead insurance subsidiary paid dividends totaling $526 million to the parent company. State of Ohio regulatory requirements restrict the dividends our insurance subsidiary can pay. For full-year 2024, total dividends that our insurance subsidiary can pay to our parent company without regulatory approval are approximately $729 million.

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

For a discussion of our historic investment strategy, portfolio allocation and quality, see our 2023 Annual Report on Form 10-K, Item 1, Investments Segment, Page 21.

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

The table below shows a summary of the operating cash flow for property casualty insurance (direct method):

(Dollars in millions)	Three months ended March 31,
	2024	2023	% Change
Premiums collected	$2,044	$1,842	11
Loss and loss expenses paid	(1,037)	(1,046)	1
Commissions and other underwriting expenses paid	(808)	(710)	(14)
Cash flow from underwriting	199	86	131
Investment income received	165	147	12
Cash flow from operations	$364	$233	56

Collected premiums for property casualty insurance rose $202 million during the first three months of 2024, compared with the same period in 2023. Loss and loss expenses paid for the 2024 period decreased $9 million. Commissions and other underwriting expenses paid increased $98 million.

We discuss our future obligations for claims payments and for underwriting expenses in our 2023 Annual Report on Form 10-K, Item 7, Obligations, Page 97.
Cincinnati Financial Corporation First-Quarter 2024 10-Q

Capital Resources
At March 31, 2024, our debt-to-total-capital ratio was 6.1%, considerably below our 35% covenant threshold, with $790 million in long-term debt and $25 million in borrowing on our revolving short-term line of credit. At March 31, 2024, $275 million was available for future cash management needs as part of the general provisions of the line of credit agreement, with another $300 million available as part of an accordion feature. Based on our capital requirements at March 31, 2024, we do not anticipate a material increase in debt levels exceeding the available line of credit amount during the year. As a result, we expect changes in our debt-to-total-capital ratio to continue to be largely a function of the contribution of unrealized investment gains or losses to shareholders' equity. We have an unsecured letter of credit agreement that provides a portion of the capital needed to support Cincinnati Global's obligations at Lloyd's. The amount of this unsecured letter of credit agreement was $94 million at March 31, 2024, with no amounts drawn.

We provide details of our three long-term notes in this quarterly report Item 1, Note 3, Fair Value Measurements. None of the notes are encumbered by rating triggers.

Four independent ratings firms award insurer financial strength ratings to our property casualty insurance companies and three firms rate our life insurance company. Those firms made no changes to our parent company debt ratings during the first three months of 2024. Our debt ratings are discussed in our 2023 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, Long-Term Debt, Page 96.

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

Contractual Obligations
We estimated our future contractual obligations as of December 31, 2023, in our 2023 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 97. There have been no material changes to our estimates of future contractual obligations since our 2023 Annual Report on Form 10-K.

Other Commitments
In addition to our contractual obligations, we have other property casualty operational commitments:
•Commissions – Commissions paid were $550 million in the first three months of 2024. Commission payments generally track with written premiums, except for annual profit-sharing commissions typically paid during the first quarter of the year.
•Other underwriting expenses – Many of our underwriting expenses are not contractual obligations, but reflect the ongoing expenses of our business. Noncommission underwriting expenses paid were $258 million in the first three months of 2024.
There were no contributions to our qualified pension plan during the first three months of 2024.

Cincinnati Financial Corporation First-Quarter 2024 10-Q

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

Uses of Capital
Uses of cash to enhance shareholder return include dividends to shareholders and shares acquired under our repurchase program. In January 2024, the board of directors declared regular quarterly cash dividends of 81 cents per share for an indicated annual rate of $3.24 per share. During the first three months of 2024, we used $116 million to pay cash dividends to shareholders.

PROPERTY CASUALTY INSURANCE LOSS AND LOSS EXPENSE RESERVES
For the business lines in the commercial and personal lines insurance segments, and in total for the excess and surplus lines insurance segment and other property casualty insurance operations, the following table details gross reserves among case, IBNR (incurred but not reported) and loss expense reserves, net of salvage and subrogation reserves. Reserving practices are discussed in our 2023 Annual Report on Form 10-K, Item 7, Property Casualty Loss and Loss Expense Obligations and Reserves, Page 98.

Total gross reserves at March 31, 2024, increased $203 million compared with December 31, 2023. Case loss reserves decreased by $57 million, IBNR loss reserves increased by $250 million and loss expense reserves increased by $10 million. The total gross increase was primarily due to our commercial casualty and homeowner lines of business and also Cincinnati Re and our excess and surplus lines insurance segment.

Cincinnati Financial Corporation First-Quarter 2024 10-Q

Property Casualty Gross Reserves

(Dollars in millions)	Loss reserves		Loss expense reserves	Total gross reserves
	Case reserves	IBNR reserves			Percent of total
At March 31, 2024
Commercial lines insurance:
Commercial casualty	$1,132	$1,271	$795	$3,198	34.9%
Commercial property	327	166	79	572	6.2
Commercial auto	410	325	144	879	9.6
Workers' compensation	412	562	89	1,063	11.6
Other commercial	137	31	126	294	3.2
Subtotal	2,418	2,355	1,233	6,006	65.5
Personal lines insurance:
Personal auto	229	80	75	384	4.2
Homeowner	222	133	59	414	4.5
Other personal	102	124	7	233	2.5
Subtotal	553	337	141	1,031	11.2
Excess and surplus lines	350	367	240	957	10.4
Cincinnati Re	152	788	7	947	10.3
Cincinnati Global	132	102	3	237	2.6
Total	$3,605	$3,949	$1,624	$9,178	100.0%
At December 31, 2023
Commercial lines insurance:
Commercial casualty	$1,111	$1,205	$792	$3,108	34.6%
Commercial property	362	116	81	559	6.3
Commercial auto	418	303	142	863	9.6
Workers' compensation	431	540	89	1,060	11.8
Other commercial	143	26	128	297	3.3
Subtotal	2,465	2,190	1,232	5,887	65.6
Personal lines insurance:
Personal auto	222	74	73	369	4.1
Homeowner	215	122	58	395	4.4
Other personal	101	119	6	226	2.5
Subtotal	538	315	137	990	11.0
Excess and surplus lines	360	336	236	932	10.4
Cincinnati Re	158	747	6	911	10.2
Cincinnati Global	141	111	3	255	2.8
Total	$3,662	$3,699	$1,614	$8,975	100.0%

LIFE POLICY AND INVESTMENT CONTRACT RESERVES
Gross life policy and investment contract reserves were $3.013 billion at March 31, 2024, compared with $3.068 billion at year-end 2023, primarily due to an increase in market value discount rates. We discussed our life insurance reserving practices in our 2023 Annual Report on Form 10-K, Item 7, Life Insurance Policyholder Obligations and Reserves, Page 104, and updated that disclosure in this quarterly report Item 1, Note 1, Accounting Policies.
Cincinnati Financial Corporation First-Quarter 2024 10-Q

OTHER MATTERS

SIGNIFICANT ACCOUNTING POLICIES
Our significant accounting policies are discussed in our 2023 Annual Report on Form 10-K, Item 8, Note 1, Summary of Significant Accounting Policies, Page 128, and updated in this quarterly report Item 1, Note 1, Accounting Policies.

In conjunction with those discussions, in the Management's Discussion and Analysis in the 2023 Annual Report on Form 10-K, management reviewed the estimates and assumptions used to develop reported amounts related to the most significant policies. Management discussed the development and selection of those accounting estimates with the audit committee of the board of directors.

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

Our view of potential risks and our sensitivity to such risks is discussed in our 2023 Annual Report on Form 10-K, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, Page 113.

The fair value of our investment portfolio was $25.641 billion at March 31, 2024, up $861 million from year-end 2023, including a $293 million increase in the fixed-maturity portfolio and a $568 million increase in the equity portfolio.

(Dollars in millions)	At March 31, 2024				At December 31, 2023
	Cost or amortized cost	Percent of total	Fair value	Percent of total	Cost or amortized cost	Percent of total	Fair value	Percent of total
Taxable fixed maturities	$10,761	56.6%	$10,218	39.8%	$10,414	55.8%	$9,889	40.0%
Tax-exempt fixed maturities	3,948	20.8	3,866	15.1	3,947	21.2	3,902	15.7
Common equities	3,905	20.5	11,203	43.7	3,869	20.8	10,641	42.9
Nonredeemable preferred equities	408	2.1	354	1.4	413	2.2	348	1.4
Total	$19,022	100.0%	$25,641	100.0%	$18,643	100.0%	$24,780	100.0%

At March 31, 2024, substantially all of our consolidated investment portfolio, measured at fair value, is classified as Level 1 or Level 2. See Item 1, Note 3, Fair Value Measurements, for additional discussion of our valuation techniques.

In addition to our investment portfolio, the total investments amount reported in our condensed consolidated balance sheets includes Other invested assets. Other invested assets included $477 million of private equity investments, $79 million of real estate through direct property ownership and development projects in the United States, $34 million of life policy loans and $18 million in Lloyd's deposit at March 31, 2024.
Cincinnati Financial Corporation First-Quarter 2024 10-Q

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

In the first three months of 2024, the increase in fair value of our fixed-maturity portfolio was due to net purchases of securities and tightening of corporate credit spreads, partially offset by an increase in our net unrealized loss position that reflected an increase in U.S. Treasury yields. At March 31, 2024, our fixed-maturity portfolio with an average rating of A2/A was valued at 95.8% of its amortized cost, compared with 96.0% at December 31, 2023.

At March 31, 2024, our investment-grade fixed-maturity securities represented 96.3% of the portfolio based on ratings provided by nationally recognized statistical rating organizations or the Securities Valuation Office of the National Association of Insurance Commissioners.

Attributes of the fixed-maturity portfolio include:

	At March 31, 2024		At December 31, 2023
Weighted average yield-to-amortized cost	4.68%		4.60%
Weighted average maturity	8.3	yrs	7.9	yrs
Effective duration	4.3	yrs	4.3	yrs

We discuss maturities of our fixed-maturity portfolio in our 2023 Annual Report on Form 10-K, Item 8, Note 2, Investments, Page 137, and in this quarterly report Item 2, Investments Results.
Cincinnati Financial Corporation First-Quarter 2024 10-Q

TAXABLE FIXED MATURITIES
Our taxable fixed-maturity portfolio, with a fair value of $10.218 billion at March 31, 2024, included:

(Dollars in millions)	At March 31, 2024	At December 31, 2023
Investment-grade corporate	$7,156	$7,040
States, municipalities and political subdivisions	802	801
Noninvestment-grade corporate	443	412
Government-sponsored enterprises	1,421	1,224
Asset-backed	189	187
United States government	178	200
Foreign government	29	25
Total	$10,218	$9,889

Our strategy is to buy, and typically hold, fixed-maturity investments to maturity, but we monitor credit profiles and fair value movements when determining holding periods for individual securities. With the exception of United States agency issues that include government-sponsored enterprises, no individual issuer's securities accounted for more than 1.1% of the taxable fixed-maturity portfolio at March 31, 2024. Our investment-grade corporate bonds had an average rating of Baa1 by Moody's or BBB by S&P Global Ratings and represented 70.0% of the taxable fixed-maturity portfolio's fair value at March 31, 2024, compared with 71.2% at year-end 2023.

The heaviest concentration in our investment-grade corporate bond portfolio, based on fair value at
March 31, 2024, was the financial sector. It represented 37.7% of our investment-grade corporate bond portfolio, compared with 38.2% at year-end 2023. The energy and utility sectors represented 11.3% and 10.0%, respectively, compared with 11.2% and less than 10% at year-end 2023. No other sector exceeded 10% of our investment-grade corporate bond portfolio.

As discussed in our 2023 Annual Report on Form 10-K, Item 1A, Risk Factors, Page 30, investments in the financial sector include various risks. See risk factors entitled “Financial disruption or a prolonged economic downturn could materially and adversely affect our investment performance” and “Our ability to achieve our performance objectives could be affected by changes in the financial, credit and capital markets or the general economy.”

Our taxable fixed-maturity portfolio at March 31, 2024, included $189 million of asset-backed securities with an average rating of Aa3/AA-.
TAX-EXEMPT FIXED MATURITIES
At March 31, 2024, we had $3.866 billion of tax-exempt fixed-maturity securities with an average rating of Aa2/AA by Moody's and S&P Global Ratings. We traditionally have purchased municipal bonds focusing on general obligation and essential services issues, such as water, waste disposal or others. The portfolio is well diversified among approximately 1,800 municipal bond issuers. No single municipal issuer accounted for more than 0.6% of the tax-exempt fixed-maturity portfolio at March 31, 2024.

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

Cincinnati Financial Corporation First-Quarter 2024 10-Q

The table below summarizes the effect of hypothetical changes in interest rates on the fair value of the fixed-maturity portfolio:

(Dollars in millions)	Effect from interest rate change in basis points
	-200	-100	—	100	200
At March 31, 2024	$15,281	$14,681	$14,084	$13,458	$12,802
At December 31, 2023	$14,962	$14,375	$13,791	$13,179	$12,543

The effective duration of the fixed-maturity portfolio as of March 31, 2024, was 4.3 years, matching year-end 2023. The above table is a theoretical presentation showing that an instantaneous, parallel shift in the yield curve of 100 basis points could produce an approximately 4.3% change in the fair value of the fixed-maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value are to changes in the general level of interest rates, exclusive of call features. The fair values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.

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

EQUITY INVESTMENTS
Our equity investments, with a fair value totaling $11.557 billion at March 31, 2024, included $11.203 billion of common stock securities of companies generally with strong indications of paying and growing their dividends. Other criteria we evaluate include increasing sales and earnings, proven management and a favorable outlook. We believe our equity investment style is an appropriate long-term strategy. While our long-term financial position would be affected by prolonged changes in the market valuation of our investments, we believe our strong surplus position and cash flow provide a cushion against short-term fluctuations in valuation. Continued payment of cash dividends by the issuers of our common equity holdings can provide a floor to their valuation.

The table below summarizes the effect of hypothetical changes in market prices on fair value of our equity portfolio.

(Dollars in millions)	Effect from market price change in percent
	-30%	-20%	-10%	—	10%	20%	30%
At March 31, 2024	$8,090	$9,246	$10,401	$11,557	$12,713	$13,868	$15,024
At December 31, 2023	$7,692	$8,791	$9,890	$10,989	$12,088	$13,187	$14,286

At March 31, 2024, Microsoft (Nasdaq:MSFT) was our largest single common stock holding with a fair value of $942 million, or 8.4% of our publicly traded common stock portfolio and 3.7% of the total investment portfolio. Forty holdings among nine different sectors each had a fair value greater than $100 million.

Cincinnati Financial Corporation First-Quarter 2024 10-Q

Common Stock Portfolio Industry Sector Distribution

	Percent of common stock portfolio
	At March 31, 2024		At December 31, 2023
	Cincinnati Financial	S&P 500 Industry Weightings	Cincinnati Financial	S&P 500 Industry Weightings
Sector:
Information technology	33.3%	29.6%	33.1%	28.9%
Financial	13.9	13.1	13.9	13.0
Industrials	12.4	8.8	11.9	8.8
Healthcare	11.4	12.4	11.6	12.6
Consumer staples	7.0	6.0	7.0	6.2
Consumer discretionary	7.0	10.3	7.0	10.8
Materials	4.5	2.4	4.7	2.4
Energy	4.4	3.9	4.1	3.9
Utilities	2.6	2.2	2.7	2.3
Real estate	2.2	2.3	2.6	2.5
Telecomm services	1.3	9.0	1.4	8.6
Total	100.0%	100.0%	100.0%	100.0%

UNREALIZED INVESTMENT GAINS AND LOSSES
At March 31, 2024, unrealized investment gains before taxes for the fixed-maturity portfolio totaled $89 million and unrealized investment losses amounted to $714 million before taxes.

The $625 million net unrealized loss position in our fixed-maturity portfolio at March 31, 2024, increased in the first three months of 2024, primarily due to an increase in U.S. Treasury yields that were partially offset by tightening of corporate credit spreads. The net loss position for our current fixed-maturity holdings will naturally decline over time as individual securities approach maturity. In addition, changes in interest rates can cause rapid, significant changes in fair values of fixed-maturity securities and the net loss position, as discussed in Quantitative and Qualitative Disclosures About Market Risk.

For federal income tax purposes, taxes on gains from appreciated investments generally are not due until securities are sold. We believe that the appreciated value of equity securities, compared with the cost of securities that is generally used as a tax basis, is a useful measure to help evaluate how fair value can change over time. On this basis, the net unrealized investment gains at March 31, 2024, consisted of a net gain position in our equity portfolio of $7.244 billion. Events or factors such as economic growth or recession can affect the fair value and unrealized investment gains of our equity securities. The five largest holdings in our common stock portfolio were Microsoft, Apple (Nasdaq:AAPL), Broadcom Inc. (Nasdaq:AVGO), JPMorgan Chase & Co (NYSE:JPM) and BlackRock, Inc. (NYSE:BLK), which had a combined fair value of $3.202 billion.

Unrealized Investment Losses
We expect the number of fixed-maturity securities trading below amortized cost to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, amortized costs for some securities are revised through write-downs recognized in prior periods. At March 31, 2024, 3,329 of the 4,804 fixed-maturity securities we owned had fair values below amortized cost, compared with 2,840 of the 4,738 securities we owned at year-end 2023. The 3,329 holdings with fair values below amortized cost at March 31, 2024, represented 71.4% of the fair value of our fixed-maturity investment portfolio and $714 million in unrealized losses.
•2,413 of the 3,329 holdings had fair value between 90% and 100% of amortized cost at March 31, 2024. These primarily consist of securities whose current valuation is largely the result of interest rate factors. The fair value of these 2,413 securities was $8.027 billion, and they accounted for $250 million in unrealized losses.
•904 of the 3,329 fixed-maturity holdings had fair value between 70% and 90% of amortized cost at
March 31, 2024. We believe the 904 fixed-maturity securities will continue to pay interest and ultimately pay
Cincinnati Financial Corporation First-Quarter 2024 10-Q

principal upon maturity. The issuers of these 904 securities have strong cash flow to service their debt and meet their contractual obligation to make principal payments. The fair value of these securities was $2.001 billion, and they accounted for $448 million in unrealized losses.
•12 of the 3,329 fixed-maturity holdings had fair value below 70% of amortized cost at March 31, 2024. We believe these fixed-maturity securities will continue to pay interest and ultimately pay principal upon maturity. The fair value of these securities was $29 million, and they accounted for $16 million in unrealized losses.

The table below reviews fair values and unrealized losses by investment category and by the overall duration of the securities' continuous unrealized loss position.

(Dollars in millions)	Less than 12 months		12 months or more		Total
At March 31, 2024	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed-maturity securities:
Corporate	$642	$13	$5,488	$450	$6,130	$463
States, municipalities and political subdivisions	1,099	9	1,900	223	2,999	232
Government-sponsored enterprises	396	1	168	3	564	4
Asset-backed	30	—	133	11	163	11
United States government	74	—	105	4	179	4
Foreign government	17	—	5	—	22	—
Total	$2,258	$23	$7,799	$691	$10,057	$714
At December 31, 2023
Fixed-maturity securities:
Corporate	$379	$13	$5,560	$441	$5,939	$454
States, municipalities and political subdivisions	313	2	1,932	206	2,245	208
Government-sponsored enterprises	652	3	113	3	765	6
Asset-backed	5	—	172	16	177	16
United States government	32	—	129	3	161	3
Foreign government	3	—	6	—	9	—
Total	$1,384	$18	$7,912	$669	$9,296	$687

At March 31, 2024, applying our invested asset impairment policy, we determined that the total of $714 million, for securities in an unrealized loss position in the table above, was not the result of a credit loss.

During the first three months of 2024, no fixed-maturity securities were written down to fair value, due to an intention to be sold. The allowance for credit losses increased $9 million during the first three months of 2024. During the first three months of 2023, no fixed-maturity securities were written down to fair value, due to an intention to be sold, and changes in allowance for credit losses were less than $1 million.

During the full year of 2023, we wrote down one security and recorded $4 million in impairment charges. At December 31, 2023, 2,840 fixed-maturity securities with a total unrealized loss of $687 million were in an unrealized loss position. Of that total, 20 fixed-maturity securities had fair values below 70% of amortized cost.

Cincinnati Financial Corporation First-Quarter 2024 10-Q

The following table summarizes the investment portfolio by severity of decline:

(Dollars in millions)	Number of issues	Amortized cost	Fair value	Gross unrealized gain (loss)	Gross investment income
At March 31, 2024
Taxable fixed maturities:
Fair valued below 70% of amortized cost	10	$41	$27	$(14)	$—
Fair valued at 70% to less than 100% of amortized cost	1,907	8,345	7,752	(593)	96
Fair valued at 100% and above of amortized cost	498	2,375	2,439	64	38
Investment income on securities sold in current year	—	—	—	—	2
Total	2,415	10,761	10,218	(543)	136
Tax-exempt fixed maturities:
Fair valued below 70% of amortized cost	2	4	2	(2)	—
Fair valued at 70% to less than 100% of amortized cost	1,410	2,381	2,276	(105)	18
Fair valued at 100% and above of amortized cost	977	1,563	1,588	25	15
Investment income on securities sold in current year	—	—	—	—	—
Total	2,389	3,948	3,866	(82)	33
Fixed-maturities summary:
Fair valued below 70% of amortized cost	12	45	29	(16)	—
Fair valued at 70% to less than 100% of amortized cost	3,317	10,726	10,028	(698)	114
Fair valued at 100% and above of amortized cost	1,475	3,938	4,027	89	53
Investment income on securities sold in current year	—	—	—	—	2
Total	4,804	$14,709	$14,084	$(625)	$169

At December 31, 2023
Fixed-maturities summary:
Fair valued below 70% of amortized cost	20	$67	$44	$(23)	$3
Fair valued at 70% to less than 100% of amortized cost	2,820	9,916	9,252	(664)	409
Fair valued at 100% and above of amortized cost	1,898	4,378	4,495	117	162
Investment income on securities sold in current year	—	—	—	—	26
Total	4,738	$14,361	$13,791	$(570)	$600

See our 2023 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Asset Impairment, Page 58.

Cincinnati Financial Corporation First-Quarter 2024 10-Q

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures – The company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)).

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company's management, with the participation of the company's chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of March 31, 2024. Based upon that evaluation, the company's chief executive officer and chief financial officer concluded that the design and operation of the company's disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure:
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
Changes in Internal Control over Financial Reporting – During the three months ended March 31, 2024, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Cincinnati Financial Corporation First-Quarter 2024 10-Q

Part II – Other Information
Item 1.    Legal Proceedings
Neither the company nor any of our subsidiaries are involved in any litigation believed to be material other than ordinary, routine litigation incidental to the nature of our business.
Item 1A.    Risk Factors
Our risk factors have not changed materially since they were described in our 2023 Annual Report on Form 10-K filed February 26, 2024. Investors should not interpret the disclosure of a risk to imply that the risk has not already materialized.

Cincinnati Financial Corporation First-Quarter 2024 10-Q

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any of our shares that were not registered under the Securities Act during the first three months of 2024. Our repurchase program does not have an expiration date. On January 26, 2018, an additional 15 million shares were authorized, which expanded our current repurchase program. We have 6,046,785 shares available for purchase under our programs at March 31, 2024.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1-31, 2024	—	—	—	6,726,785
February 1-29, 2024	500,000	$109.07	500,000	6,226,785
March 1-31, 2024	180,000	112.19	180,000	6,046,785
Totals	680,000	109.89	680,000

Cincinnati Financial Corporation First-Quarter 2024 10-Q

Item 5.    Other Information
Neither the company nor any of our officers or directors adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement as defined by Item 408(a) and Item 408(d) of Regulation S-K during the last fiscal quarter.

Cincinnati Financial Corporation First-Quarter 2024 10-Q

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

Cincinnati Financial Corporation First-Quarter 2024 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINCINNATI FINANCIAL CORPORATION
Date: April 25, 2024

/S/ Michael J. Sewell
Michael J. Sewell, CPA
Chief Financial Officer, Executive Vice President and Treasurer
(Principal Accounting Officer)
Cincinnati Financial Corporation First-Quarter 2024 10-Q