Form 10-Q
period 2024-06-30
CINCINNATI FINANCIAL CORP
filed 2024-07-25
CIK 20286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
 (Mark one)
☑       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2024.
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
☐Yes ☑ No
As of July 19, 2024, there were 156,240,158 shares of common stock outstanding.

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED June 30, 2024

Cincinnati Financial Corporation Second-Quarter 2024 10-Q

Part I – Financial Information
Item 1.    Financial Statements (unaudited)

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

(Dollars in millions, except per share data)	June 30,	December 31,
	2024	2023
Assets
Investments
Fixed maturities, at fair value (amortized cost: 2024—$15,109; 2023—$14,361)	$14,409	$13,791
Equity securities, at fair value (cost: 2024—$4,278; 2023—$4,282)	11,634	10,989
Other invested assets	641	577
Total investments	26,684	25,357
Cash and cash equivalents	771	907
Investment income receivable	201	192
Finance receivable	111	108
Premiums receivable	3,091	2,592
Reinsurance recoverable	546	651
Prepaid reinsurance premiums	121	55
Deferred policy acquisition costs	1,229	1,093
Land, building and equipment, net, for company use (accumulated depreciation: 2024—$337; 2023—$337)	213	208
Other assets	887	681
Separate accounts	948	925
Total assets	$34,802	$32,769

Liabilities
Insurance reserves
Loss and loss expense reserves	$9,555	$9,050
Life policy and investment contract reserves	2,966	3,068
Unearned premiums	4,826	4,119
Other liabilities	1,391	1,311
Deferred income tax	1,465	1,324
Note payable	25	25
Long-term debt and lease obligations	849	849
Separate accounts	948	925
Total liabilities	22,025	20,671

Commitments and contingent liabilities (Note 12)

Shareholders' Equity
Common stock, par value—$2 per share; (authorized: 2024 and 2023—500 million shares; issued: 2024 and 2023—198.3 million shares)	397	397
Paid-in capital	1,466	1,437
Retained earnings	13,897	13,084
Accumulated other comprehensive loss	(470)	(435)
Treasury stock at cost (2024—42.1 million shares and 2023—41.3 million shares)	(2,513)	(2,385)
Total shareholders' equity	12,777	12,098
Total liabilities and shareholders' equity	$34,802	$32,769

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation Second-Quarter 2024 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Income

(Dollars in millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenues
Earned premiums	$2,156	$1,943	$4,227	$3,861
Investment income, net of expenses	242	220	487	430
Investment gains and losses, net	137	434	749	540
Fee revenues	5	6	9	10
Other revenues	4	2	7	5
Total revenues	2,544	2,605	5,479	4,846
Benefits and Expenses
Insurance losses and contract holders' benefits	1,480	1,340	2,829	2,738
Underwriting, acquisition and insurance expenses	655	579	1,271	1,135
Interest expense	14	13	27	27
Other operating expenses	9	7	13	12
Total benefits and expenses	2,158	1,939	4,140	3,912
Income Before Income Taxes	386	666	1,339	934
Provision for Income Taxes
Current	61	51	122	67
Deferred	13	81	150	108
Total provision for income taxes	74	132	272	175
Net Income	$312	$534	$1,067	$759
Per Common Share
Net income — basic	$1.99	$3.40	$6.82	$4.83
Net income — diluted	1.98	3.38	6.77	4.80

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation Second-Quarter 2024 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net Income	$312	$534	$1,067	$759
Other Comprehensive Income (Loss)
Change in unrealized gains and losses on investments, net of tax (benefit) of $(17), $(32), $(28) and $3, respectively	(58)	(122)	(102)	6
Amortization of pension actuarial loss (gain) and prior service cost, net of tax (benefit) of $0, $(1), $0 and $(2), respectively	1	—	1	(5)
Change in life policy reserves, reinsurance recoverable and other, net of tax (benefit) of $8, $6, $18 and $(3), respectively	29	23	66	(13)
Other comprehensive loss	(28)	(99)	(35)	(12)
Comprehensive Income	$284	$435	$1,032	$747

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Second-Quarter 2024 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Common Stock
Beginning of period	$397	$397	$397	$397
Share-based awards	—	—	—	—
End of period	397	397	397	397

Paid-In Capital
Beginning of period	1,446	1,398	1,437	1,392
Share-based awards	6	—	—	(6)
Share-based compensation	12	10	26	22
Other	2	2	3	2
End of period	1,466	1,410	1,466	1,410

Retained Earnings
Beginning of period	13,712	11,818	13,084	11,711
Net income	312	534	1,067	759
Dividends declared	(127)	(117)	(254)	(235)
End of period	13,897	12,235	13,897	12,235

Accumulated Other Comprehensive Loss
Beginning of period	(442)	(527)	(435)	(614)
Other comprehensive loss	(28)	(99)	(35)	(12)
End of period	(470)	(626)	(470)	(626)

Treasury Stock
Beginning of period	(2,459)	(2,345)	(2,385)	(2,324)
Share-based awards	4	—	12	7
Shares acquired - share repurchase authorization	(46)	(42)	(121)	(67)
Shares acquired - share-based compensation plans	(12)	—	(19)	(3)
Other	—	1	—	1
End of period	(2,513)	(2,386)	(2,513)	(2,386)

Total Shareholders' Equity	$12,777	$11,030	$12,777	$11,030

(In millions, except per common share)
Common Stock - Shares Outstanding
Beginning of period	156.5	157.2	157.0	157.1
Share-based awards	0.1	—	0.4	0.3
Shares acquired - share repurchase authorization	(0.4)	(0.4)	(1.1)	(0.6)
Shares acquired - share-based compensation plans	—	—	(0.1)	—
End of period	156.2	156.8	156.2	156.8

Dividends declared per common share	$0.81	$0.75	$1.62	$1.50

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation Second-Quarter 2024 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

(Dollars in millions)	Six months ended June 30,
	2024	2023
Cash Flows From Operating Activities
Net income	$1,067	$759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	76	74
Investment gains and losses, net	(744)	(526)
Interest credited to contract holders	22	21
Deferred income tax expense	150	108
Changes in:
Premiums and reinsurance receivable	(464)	(504)
Deferred policy acquisition costs	(136)	(96)
Other assets	(16)	(17)
Loss and loss expense reserves	505	473
Life policy and investment contract reserves	34	56
Unearned premiums	707	533
Other liabilities	(34)	(27)
Current income tax receivable/payable	(72)	(29)
Net cash provided by operating activities	1,095	825
Cash Flows From Investing Activities
Sale, call or maturity of fixed maturities	852	581
Sale of equity securities	347	4
Purchase of fixed maturities	(1,623)	(1,313)
Purchase of equity securities	(256)	(97)
Changes in finance receivables	(4)	(6)
Investment in building and equipment	(12)	(8)
Change in other invested assets, net	(44)	(81)
Net cash used in investing activities	(740)	(920)
Cash Flows From Financing Activities
Payment of cash dividends to shareholders	(241)	(223)
Shares acquired - share repurchase authorization	(121)	(66)
Changes in note payable	—	(25)
Proceeds from stock options exercised	4	6
Contract holders' funds deposited	39	45
Contract holders' funds withdrawn	(105)	(113)
Other	(67)	(45)
Net cash used in financing activities	(491)	(421)
Net change in cash and cash equivalents	(136)	(516)
Cash and cash equivalents at beginning of year	907	1,264
Cash and cash equivalents at end of period	$771	$748
Supplemental Disclosures of Cash Flow Information:
Interest paid	$27	$27
Income taxes paid	174	79
Noncash Activities
Equipment acquired under finance lease obligations	$9	$4
Share-based compensation	33	13
Other assets and other liabilities	217	65

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation Second-Quarter 2024 10-Q

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

Our June 30, 2024, condensed consolidated financial statements are unaudited. We believe that we have made all adjustments, consisting only of normal recurring accruals, that are necessary for fair presentation. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our 2023 Annual Report on Form 10-K. The results of operations for interim periods do not necessarily indicate results to be expected for the full year.

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

Cincinnati Financial Corporation Second-Quarter 2024 10-Q

NOTE 2 – Investments
The following table provides amortized cost, gross unrealized gains, gross unrealized losses and fair value for our fixed-maturity securities:

(Dollars in millions)	Amortized cost	Gross unrealized		Fair value
At June 30, 2024		gains	losses
Fixed-maturity securities:
Corporate	$8,151	$49	$475	$7,725
States, municipalities and political subdivisions	4,867	17	273	4,611
Government-sponsored enterprises	1,611	1	5	1,607
Asset-backed	257	—	10	247
United States government	190	—	4	186
Foreign government	33	—	—	33
Total	$15,109	$67	$767	$14,409
At December 31, 2023
Fixed-maturity securities:
Corporate	$7,836	$70	$454	$7,452
States, municipalities and political subdivisions	4,867	44	208	4,703
Government-sponsored enterprises	1,227	3	6	1,224
Asset-backed	203	—	16	187
United States government	203	—	3	200
Foreign government	25	—	—	25
Total	$14,361	$117	$687	$13,791

The increase in net unrealized investment losses in our fixed-maturity portfolio at June 30, 2024, is primarily due to an increase in U.S. Treasury yields. Our asset-backed securities had an average rating of Aa3/AA- at both June 30, 2024, and December 31, 2023.

Cincinnati Financial Corporation Second-Quarter 2024 10-Q

The table below provides fair values and gross unrealized losses by investment category and by the duration of the securities' continuous unrealized loss positions:

(Dollars in millions)	Less than 12 months		12 months or more		Total
At June 30, 2024	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed-maturity securities:
Corporate	$1,004	$17	$5,413	$458	$6,417	$475
States, municipalities and political subdivisions	1,390	20	2,090	253	3,480	273
Government-sponsored enterprises	819	2	242	3	1,061	5
Asset-backed	54	—	119	10	173	10
United States government	78	—	101	4	179	4
Foreign government	25	—	7	—	32	—
Total	$3,370	$39	$7,972	$728	$11,342	$767
At December 31, 2023
Fixed-maturity securities:
Corporate	$379	$13	$5,560	$441	$5,939	$454
States, municipalities and political subdivisions	313	2	1,932	206	2,245	208
Government-sponsored enterprises	652	3	113	3	765	6
Asset-backed	5	—	172	16	177	16
United States government	32	—	129	3	161	3
Foreign government	3	—	6	—	9	—
Total	$1,384	$18	$7,912	$669	$9,296	$687

Contractual maturity dates for fixed-maturities securities were:

(Dollars in millions)	Amortized cost	Fair value	% of fair value
At June 30, 2024
Maturity dates:
Due in one year or less	$1,181	$1,171	8.1%
Due after one year through five years	4,243	4,118	28.6
Due after five years through ten years	3,544	3,399	23.6
Due after ten years	6,141	5,721	39.7
Total	$15,109	$14,409	100.0%

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Cincinnati Financial Corporation Second-Quarter 2024 10-Q

The following table provides investment income and investment gains and losses, net:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Investment income:
Interest	$173	$147	$342	$287
Dividends	69	70	141	136
Other	4	6	11	13
Total	246	223	494	436
Less investment expenses	4	3	7	6
Total	$242	$220	$487	$430

Investment gains and losses, net:
Equity securities:
Investment gains and losses on securities sold, net	$7	$—	$4	$(4)
Unrealized gains and losses on securities still held, net	142	459	747	568
Subtotal	149	459	751	564
Fixed-maturity securities:
Gross realized gains	4	—	4	1
Gross realized losses	(6)	—	(7)	(1)
Change in allowance for credit losses, net	(16)	(3)	(25)	(3)
Write-down of impaired securities with intent to sell	—	(4)	—	(4)
Subtotal	(18)	(7)	(28)	(7)

Other	6	(18)	26	(17)
Total	$137	$434	$749	$540

The fair value of our equity portfolio was $11.634 billion and $10.989 billion at June 30, 2024, and December 31, 2023, respectively. Microsoft Corporation (Nasdaq:MSFT), an equity holding, was our largest single investment holding with a fair value of $1.001 billion and $842 million, which was 8.9% and 7.9% of our publicly traded common equities portfolio and 3.8% and 3.4% of the total investment portfolio at June 30, 2024, and December 31, 2023, respectively.

The allowance for credit losses on fixed-maturity securities was $43 million and $18 million at June 30, 2024, and December 31, 2023, respectively.

There were 3,784 and 2,840 fixed-maturity securities in a total unrealized loss position of $767 million and $687 million at June 30, 2024, and December 31, 2023, respectively. Of those totals, 16 and 20 fixed-maturity securities had fair values below 70% of amortized cost at June 30, 2024, and December 31, 2023, respectively.
Cincinnati Financial Corporation Second-Quarter 2024 10-Q

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

Fair Value Disclosures for Assets
The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis at June 30, 2024, and December 31, 2023. We do not have any liabilities carried at fair value.

(Dollars in millions)	Level 1	Level 2	Level 3	Total
At June 30, 2024
Fixed maturities, available for sale:
Corporate	$—	$7,725	$—	$7,725
States, municipalities and political subdivisions	—	4,611	—	4,611
Government-sponsored enterprises	—	1,607	—	1,607
Asset-backed	—	247	—	247
United States government	186	—	—	186
Foreign government	—	33	—	33
Subtotal	186	14,223	—	14,409
Common equities	11,283	—	—	11,283
Nonredeemable preferred equities	—	351	—	351
Separate accounts taxable fixed maturities	—	882	—	882
Top Hat savings plan mutual funds and common equity (included in Other assets)	77	—	—	77
Total	$11,546	$15,456	$—	$27,002

At December 31, 2023
Fixed maturities, available for sale:
Corporate	$—	$7,452	$—	$7,452
States, municipalities and political subdivisions	—	4,703	—	4,703
Government-sponsored enterprises	—	1,224	—	1,224
Asset-backed	—	187	—	187
United States government	200	—	—	200
Foreign government	—	25	—	25
Subtotal	200	13,591	—	13,791
Common equities	10,641	—	—	10,641
Nonredeemable preferred equities	—	348	—	348
Separate accounts taxable fixed maturities	—	854	—	854
Top Hat savings plan mutual funds and common equity (included in Other assets)	67	—	—	67
Total	$10,908	$14,793	$—	$25,701

We also held Level 1 cash and cash equivalents of $771 million and $907 million at June 30, 2024, and December 31, 2023, respectively.
Cincinnati Financial Corporation Second-Quarter 2024 10-Q

Fair Value Disclosures for Assets and Liabilities Not Carried at Fair Value
The disclosures below are presented to provide information about the effects of current market conditions on financial instruments that are not reported at fair value in our condensed consolidated financial statements.

This table summarizes the book value and principal amounts of our long-term debt:

(Dollars in millions)			Book value		Principal amount
Interest rate	Year of issue		June 30,	December 31,	June 30,	December 31,
			2024	2023	2024	2023
6.900%	1998	Senior debentures, due 2028	$27	$27	$28	$28
6.920%	2005	Senior debentures, due 2028	391	391	391	391
6.125%	2004	Senior notes, due 2034	372	372	374	374
Total			$790	$790	$793	$793

The following table shows fair values of our note payable and long-term debt:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
At June 30, 2024
Note payable	$—	$25	$—	$25
6.900% senior debentures, due 2028	—	29	—	29
6.920% senior debentures, due 2028	—	414	—	414
6.125% senior notes, due 2034	—	390	—	390
Total	$—	$858	$—	$858

At December 31, 2023
Note payable	$—	$25	$—	$25
6.900% senior debentures, due 2028	—	29	—	29
6.920% senior debentures, due 2028	—	420	—	420
6.125% senior notes, due 2034	—	394	—	394
Total	$—	$868	$—	$868

The following table shows the fair value of our life policy loans included in other invested assets and the fair values of our deferred annuities and structured settlements included in life policy and investment contract reserves:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
At June 30, 2024
Life policy loans	$—	$—	$40	$40

Deferred annuities	—	—	574	574
Structured settlements	—	131	—	131
Total	$—	$131	$574	$705

At December 31, 2023
Life policy loans	$—	$—	$39	$39

Deferred annuities	—	—	603	603
Structured settlements	—	141	—	141
Total	$—	$141	$603	$744

Cincinnati Financial Corporation Second-Quarter 2024 10-Q

Outstanding principal and interest for these life policy loans totaled $35 million and $33 million at June 30, 2024, and December 31, 2023, respectively.

Recorded reserves for the deferred annuities were $618 million and $656 million at June 30, 2024, and December 31, 2023, respectively. Recorded reserves for the structured settlements were $119 million and $123 million at June 30, 2024, and December 31, 2023, respectively.

Cincinnati Financial Corporation Second-Quarter 2024 10-Q

NOTE 4 – Property Casualty Loss and Loss Expenses
This table summarizes activity for our consolidated property casualty loss and loss expense reserves:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Gross loss and loss expense reserves, beginning of period	$9,178	$8,626	$8,975	$8,336
Less reinsurance recoverable	332	424	362	405
Net loss and loss expense reserves, beginning of period	8,846	8,202	8,613	7,931
Net incurred loss and loss expenses related to:
Current accident year	1,452	1,363	2,822	2,739
Prior accident years	(40)	(101)	(140)	(160)
Total incurred	1,412	1,262	2,682	2,579
Net paid loss and loss expenses related to:
Current accident year	483	502	688	689
Prior accident years	584	579	1,416	1,438
Total paid	1,067	1,081	2,104	2,127
Net loss and loss expense reserves, end of period	9,191	8,383	9,191	8,383
Plus reinsurance recoverable	303	424	303	424
Gross loss and loss expense reserves, end of period	$9,494	$8,807	$9,494	$8,807

We use actuarial methods, models and judgment to estimate, as of a financial statement date, the property casualty loss and loss expense reserves required to pay for and settle all outstanding insured claims, including incurred but not reported (IBNR) claims, as of that date. The actuarial estimate is subject to review and adjustment by an inter-departmental committee that includes actuarial, claims, underwriting, loss prevention and accounting management. This committee is familiar with relevant company and industry business, claims and underwriting trends, as well as general economic and legal trends that could affect future loss and loss expense payments. The amount we will actually have to pay for claims can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate. The reserve for loss and loss expenses in the condensed consolidated balance sheets also included $61 million and $66 million at June 30, 2024, and 2023, respectively, for certain life and health loss and loss expense reserves.

We experienced $40 million of favorable development on prior accident years, including $29 million of favorable development in commercial lines, $6 million of unfavorable development in personal lines and $3 million of unfavorable development in excess and surplus lines for the three months ended June 30, 2024. Within commercial lines, we recognized favorable reserve development of $28 million for the workers' compensation line and $21 million for the commercial property line due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. This was partially offset by unfavorable reserve development of $28 million for the commercial casualty line. Within personal lines, we recognized unfavorable reserve development of $12 million for the personal auto line.

We experienced $140 million of favorable development on prior accident years, including $67 million of favorable development in commercial lines, $27 million of favorable development in personal lines and no net development in excess and surplus lines for the six months ended June 30, 2024. Within commercial lines, we recognized favorable reserve development of $44 million for the commercial property line, $40 million for the workers' compensation line and $11 million for the commercial auto line due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. This was partially offset by unfavorable reserve development of $29 million for the commercial casualty line. Within personal lines, we recognized favorable reserve development of $27 million for the homeowner line.

Cincinnati Financial Corporation Second-Quarter 2024 10-Q

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

We experienced $160 million of favorable development on prior accident years, including $91 million of favorable development in commercial lines, $46 million of favorable development in personal lines and $14 million of favorable development in excess and surplus lines for the six months ended June 30, 2023. Within commercial lines, we recognized favorable reserve development of $36 million for the commercial casualty line, $26 million for the workers' compensation line and $25 million for the commercial property line due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. Within personal lines, we recognized favorable reserve development of $35 million for the homeowner line and $12 million for the personal auto line.
Cincinnati Financial Corporation Second-Quarter 2024 10-Q

NOTE 5 – Life Policy and Investment Contract Reserves
We establish the reserves for traditional life policies including term, whole life and other products based on the present value of future benefits and claim expenses less the present value of future net premiums. Net premium is the portion of gross premium required to provide for all benefits and claim expenses. We estimate future benefits and claim expenses and net premium using certain cash flow assumptions including mortality, morbidity and lapse rates as well as a discount rate assumption. The cash flow assumptions are established based on our current expectations and are reviewed annually to determine any necessary updates. These assumptions are also updated on an interim basis if evidence suggests that they should be revised. We use both our own experience and industry experience, adjusted for historical trends, in arriving at our cash flow assumptions. The discount rate assumption is based on upper-medium grade fixed-income instrument yields (market value discount rates) and is updated quarterly. Certain assumptions, including the mortality, lapse and long-term interest rate reversion targets, were updated in the second quarter of 2024 as part of our annual assumption unlocking. Changes in the inputs, judgments and assumptions during the period and the related measurement impact on the liability are reflected in the below tables.

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

The following table summarizes our life policy and investment contract reserves and provides a reconciliation of the balances described in the below tables to those in the condensed consolidated balance sheets:

(Dollars in millions)	June 30, 2024	December 31, 2023
Life policy reserves:
Term	$1,035	$1,066
Whole life	404	434
Other	99	97
Subtotal	1,538	1,597
Investment contract reserves:
Deferred annuities	618	656
Universal life	584	585
Structured settlements	119	123
Other	107	107
Subtotal	1,428	1,471
Total life policy and investment contract reserves	$2,966	$3,068

Cincinnati Financial Corporation Second-Quarter 2024 10-Q

The balances and changes in the term and whole life policy reserves included in life policy and investment contract reserves is as follows:

(Dollars in millions)	Three months ended June 30,
	2024		2023
	Term	Whole life	Term	Whole life
Present value of expected net premiums:
Balance, beginning of period	$1,660	$219	$1,699	$217
Beginning balance at original discount rate	1,710	225	1,715	220
Effect of changes in cash flow assumptions	(12)	1	(5)	(6)
Effect of actual variances from expected experience	(10)	(3)	(9)	—
Adjusted beginning of period balance	1,688	223	1,701	214
Issuances	41	6	40	10
Interest accrual	18	3	17	2
Net premiums collected	(46)	(7)	(46)	(7)
Ending balance at original discount rate	1,701	225	1,712	219
Effect of changes in discount rate assumptions	(81)	(10)	(48)	(7)
Balance, end of period	1,620	215	1,664	212

Present value of expected future policy benefits:
Balance, beginning of period	2,698	637	2,691	644
Beginning balance at original discount rate	2,780	633	2,712	614
Effect of changes in cash flow assumptions	(29)	2	5	(10)
Effect of actual variances from expected experience	(14)	(4)	(11)	—
Adjusted beginning of period balance	2,737	631	2,706	604
Issuances	41	7	40	11
Interest accrual	31	8	30	7
Benefits paid	(37)	(10)	(39)	(7)
Ending balance at original discount rate	2,772	636	2,737	615
Effect of changes in discount rate assumptions	(138)	(17)	(75)	18
Balance, end of period	2,634	619	2,662	633

Net liability for future policy benefits:
Present value of expected future policy benefits less expected net premiums	1,014	404	998	421
Impact of flooring at cohort level	21	—	17	—
Net life policy reserves	1,035	404	1,015	421
Less reinsurance recoverable at original discount rate	(95)	(24)	(100)	(25)
Less effect of discount rate assumption changes on reinsurance recoverable	(7)	(4)	(8)	(5)
Net life policy reserves, after reinsurance recoverable	$933	$376	$907	$391

Weighted-average duration of the net life policy reserves in years	11	15	12	16

Cincinnati Financial Corporation Second-Quarter 2024 10-Q

(Dollars in millions)	Six months ended June 30,
	2024		2023
	Term	Whole life	Term	Whole life
Present value of expected net premiums:
Balance, beginning of period	$1,700	$223	$1,643	$208
Beginning balance at original discount rate	1,712	225	1,708	217
Effect of changes in cash flow assumptions	(12)	1	(5)	(6)
Effect of actual variances from expected experience	(19)	(3)	(12)	1
Adjusted beginning of period balance	1,681	223	1,691	212
Issuances	76	11	78	17
Interest accrual	36	5	35	4
Net premiums collected	(92)	(14)	(92)	(14)
Ending balance at original discount rate	1,701	225	1,712	219
Effect of changes in discount rate assumptions	(81)	(10)	(48)	(7)
Balance, end of period	1,620	215	1,664	212

Present value of expected future policy benefits:
Balance, beginning of period	2,751	657	2,584	614
Beginning balance at original discount rate	2,765	628	2,692	607
Effect of changes in cash flow assumptions	(29)	2	5	(10)
Effect of actual variances from expected experience	(28)	(4)	(13)	1
Adjusted beginning of period balance	2,708	626	2,684	598
Issuances	76	12	78	17
Interest accrual	62	16	60	15
Benefits paid	(74)	(18)	(85)	(15)
Ending balance at original discount rate	2,772	636	2,737	615
Effect of changes in discount rate assumptions	(138)	(17)	(75)	18
Balance, end of period	2,634	619	2,662	633

Net liability for future policy benefits:
Present value of expected future policy benefits less expected net premiums	1,014	404	998	421
Impact of flooring at cohort level	21	—	17	—
Net life policy reserves	1,035	404	1,015	421
Less reinsurance recoverable at original discount rate	(95)	(24)	(100)	(25)
Less effect of discount rate assumption changes on reinsurance recoverable	(7)	(4)	(8)	(5)
Net life policy reserves, after reinsurance recoverable	$933	$376	$907	$391

Weighted-average duration of the net life policy reserves in years	11	15	12	16

The total impact of flooring at cohort level in the above tables includes the effect of discount rate assumption changes of $3 million at both June 30, 2024 and 2023.
Cincinnati Financial Corporation Second-Quarter 2024 10-Q

The following table shows the amount of undiscounted and discounted expected future benefit payments and expected gross premiums for our term and whole life policies:

(Dollars in millions)	At June 30,
	2024		2023
	Undiscounted	Discounted	Undiscounted	Discounted
Term
Expected future benefit payments	$4,819	$2,634	$4,738	$2,662
Expected future gross premiums	4,513	2,597	4,345	2,583
Whole life
Expected future benefit payments	$1,680	$619	$1,610	$633
Expected future gross premiums	675	401	641	390

The following table shows the amount of revenue and interest recognized in the condensed consolidated statements of income related to our term and whole life policies:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Gross premiums
Term	$75	$73	$149	$146
Whole life	13	13	26	25
Total	$88	$86	$175	$171
Interest accretion
Term	$13	$12	$26	$24
Whole life	5	5	11	11
Total	$18	$17	$37	$35

Adverse development that resulted in an immediate charge to income due to net premiums exceeding gross premiums was immaterial for the six months ended June 30, 2024, and 2023.

The following table shows the weighted-average interest rate for our term and whole life products:

	At June 30,
	2024	2023
Term
Interest accretion rate	5.22%	5.29%
Current discount rate	5.24	5.11
Whole life
Interest accretion rate	5.90%	5.93%
Current discount rate	5.67	5.22

The discount rate assumption was developed by calculating forward rates from market yield curves of upper-medium grade fixed-income instruments.

Cincinnati Financial Corporation Second-Quarter 2024 10-Q

The following table shows the balances and changes in policyholders' account balances included in investment contract reserves:

(Dollars in millions)	Three months ended June 30,				Six months ended June 30,
	2024		2023		2024		2023
	Deferred annuity	Universal life	Deferred annuity	Universal life	Deferred annuity	Universal life	Deferred annuity	Universal life
Balance, beginning of period	$631	$456	$711	$458	$656	$457	$734	$457
Premiums received	10	9	15	9	19	19	25	20
Policy charges	—	(10)	—	(10)	—	(20)	—	(20)
Surrenders and withdrawals	(26)	(3)	(32)	(4)	(63)	(7)	(68)	(7)
Benefit payments	(2)	(1)	(3)	(2)	(5)	(3)	(6)	(4)
Interest credited	5	5	5	5	11	10	11	10
Balance, end of period	$618	$456	$696	$456	$618	$456	$696	$456

Weighted average crediting rate	3.59%	4.33%	3.41%	4.29%	3.59%	4.33%	3.41%	4.29%
Net amount at risk	$—	$3,892	$—	$4,030	$—	$3,892	$—	$4,030
Cash surrender value	612	425	691	423	612	425	691	423

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

The following table shows the balance of account values by range of guaranteed minimum crediting rates, in basis points, and the related range of the difference between rates being credited to policyholders and the respective guaranteed minimums for our deferred annuity and universal life contracts:

(Dollars in millions)	At guaranteed minimum	1 to 50 basis points above	51-150 basis points above	Greater than 150 basis points	Total
At June 30, 2024
Deferred annuity
1.00-3.00%	$4	$324	$14	$228	$570
3.01-4.00%	48	—	—	—	48
Total	$52	$324	$14	$228	$618
Universal life
1.00-3.00%	$—	$60	$59	$4	$123
3.01-4.00%	49	5	—	—	54
Greater than 4.00%	279	—	—	—	279
Total	$328	$65	$59	$4	$456

At June 30, 2023
Deferred annuity
1.00-3.00%	$5	$400	$17	$224	$646
3.01-4.00%	50	—	—	—	50
Total	$55	$400	$17	$224	$696
Universal life
1.00-3.00%	$61	$—	$56	$3	$120
3.01-4.00%	53	—	—	—	53
Greater than 4.00%	283	—	—	—	283
Total	$397	$—	$56	$3	$456

Cincinnati Financial Corporation Second-Quarter 2024 10-Q

The following table shows the balances and changes in the other additional liability related to the no-lapse guarantees contained within our universal life contracts:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Balance, beginning of period	$129	$125	$128	$121
Balance, beginning of period before shadow reserve adjustments	130	127	129	123
Effect of changes in cash flow assumptions	(2)	(5)	(2)	(5)
Effect of actual variances from expected experience	—	—	—	(1)
Adjusted beginning of period balance	128	122	127	117
Interest accrual	1	1	2	2
Excess death benefits	(1)	(2)	(3)	(2)
Attributed assessments	3	3	6	6
Effect of changes in interest rate assumptions	(1)	—	(2)	1
Balance, end of period before shadow reserve adjustments	130	124	130	124
Shadow reserve adjustments	(2)	(2)	(2)	(2)
Balance, end of period	128	122	128	122
Less reinsurance recoverable, end of period	6	7	6	7
Net other additional liability, after reinsurance recoverable	$134	$129	$134	$129

Weighted-average duration of the other additional liability in years	29	32	29	32

The following table shows balances and changes in separate accounts balances during the period:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Balance, beginning of period	$927	$899	$925	$892
Interest credited before policy charges	11	10	21	20
Benefit payments	(3)	(1)	(3)	(3)
Other	13	3	5	2
Balance, end of period	$948	$911	$948	$911

Cash surrender value	$932	$906	$932	$906

Cincinnati Financial Corporation Second-Quarter 2024 10-Q

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

The table below shows the deferred policy acquisition costs and asset reconciliation.

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Property casualty:
Deferred policy acquisition costs asset, beginning of period	$796	$714	$749	$682
Capitalized deferred policy acquisition costs	475	407	882	779
Amortized deferred policy acquisition costs	(393)	(350)	(753)	(690)
Deferred policy acquisition costs asset, end of period	$878	$771	$878	$771

Life:
Deferred policy acquisition costs asset, beginning of period	$347	$334	$344	$331
Capitalized deferred policy acquisition costs	12	11	22	22
Amortized deferred policy acquisition costs	(8)	(7)	(15)	(15)
Deferred policy acquisition costs asset, end of period	$351	$338	$351	$338

Consolidated:
Deferred policy acquisition costs asset, beginning of period	$1,143	$1,048	$1,093	$1,013
Capitalized deferred policy acquisition costs	487	418	904	801
Amortized deferred policy acquisition costs	(401)	(357)	(768)	(705)
Deferred policy acquisition costs asset, end of period	$1,229	$1,109	$1,229	$1,109

Cincinnati Financial Corporation Second-Quarter 2024 10-Q

The table below shows the life deferred policy acquisition costs asset by product:

(Dollars in millions)
Three months ended June 30, 2024	Term	Whole life	Deferred annuity	Universal life	Total
Balance, beginning of period	$238	$49	$8	$52	$347
Capitalized deferred policy acquisition costs	8	2	1	1	12
Amortized deferred policy acquisition costs	(5)	(1)	(1)	(1)	(8)
Balance, end of period	$241	$50	$8	$52	$351

Three months ended June 30, 2023
Balance, beginning of period	$231	$44	$7	$52	$334
Capitalized deferred policy acquisition costs	7	2	1	1	11
Amortized deferred policy acquisition costs	(5)	(1)	—	(1)	(7)
Balance, end of period	$233	$45	$8	$52	$338

(Dollars in millions)
Six months ended June 30, 2024	Term	Whole life	Deferred annuity	Universal life	Total
Balance, beginning of period	$236	$48	$8	$52	$344
Capitalized deferred policy acquisition costs	16	4	1	1	22
Amortized deferred policy acquisition costs	(11)	(2)	(1)	(1)	(15)
Balance, end of period	$241	$50	$8	$52	$351

Six months ended June 30, 2023
Balance, beginning of period	$228	$43	$7	$53	$331
Capitalized deferred policy acquisition costs	16	4	1	1	22
Amortized deferred policy acquisition costs	(11)	(2)	—	(2)	(15)
Balance, end of period	$233	$45	$8	$52	$338

Cincinnati Financial Corporation Second-Quarter 2024 10-Q

NOTE 7 – Accumulated Other Comprehensive Income
Accumulated other comprehensive income (AOCI) includes changes in unrealized gains and losses on investments, changes in pension obligations and changes in life policy reserves, reinsurance recoverable and other as follows:

(Dollars in millions)	Three months ended June 30,
	2024			2023
	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, beginning of period	$(625)	$(134)	$(491)	$(684)	$(147)	$(537)
OCI before investment gains and losses, net, recognized in net income	(93)	(21)	(72)	(158)	(34)	(124)
Investment gains and losses, net, recognized in net income	18	4	14	4	2	2
OCI	(75)	(17)	(58)	(154)	(32)	(122)
AOCI, end of period	$(700)	$(151)	$(549)	$(838)	$(179)	$(659)

Pension obligations:
AOCI, beginning of period	$30	$8	$22	$30	$8	$22
OCI excluding amortization recognized in net income	—	—	—	—	—	—
Amortization recognized in net income	1	—	1	(1)	(1)	—
OCI	1	—	1	(1)	(1)	—
AOCI, end of period	$31	$8	$23	$29	$7	$22

Life policy reserves, reinsurance recoverable and other:
AOCI, beginning of period	$34	$7	$27	$(16)	$(4)	$(12)
OCI before investment gains and losses, net, recognized in net income	37	8	29	29	6	23
Investment gains and losses, net, recognized in net income	—	—	—	—	—	—
OCI	37	8	29	29	6	23
AOCI, end of period	$71	$15	$56	$13	$2	$11

Summary of AOCI:
AOCI, beginning of period	$(561)	$(119)	$(442)	$(670)	$(143)	$(527)
Investments OCI	(75)	(17)	(58)	(154)	(32)	(122)
Pension obligations OCI	1	—	1	(1)	(1)	—
Life policy reserves, reinsurance recoverable and other OCI	37	8	29	29	6	23
Total OCI	(37)	(9)	(28)	(126)	(27)	(99)
AOCI, end of period	$(598)	$(128)	$(470)	$(796)	$(170)	$(626)

Cincinnati Financial Corporation Second-Quarter 2024 10-Q

(Dollars in millions)	Six months ended June 30,
	2024			2023
	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, beginning of period	$(570)	$(123)	$(447)	$(847)	$(182)	$(665)
OCI before investment gains and losses, net, recognized in net income	(158)	(34)	(124)	5	1	4
Investment gains and losses, net, recognized in net income	28	6	22	4	2	2
OCI	(130)	(28)	(102)	9	3	6
AOCI, end of period	$(700)	$(151)	$(549)	$(838)	$(179)	$(659)

Pension obligations:
AOCI, beginning of period	$30	$8	$22	$36	$9	$27
OCI excluding amortization recognized in net income	—	—	—	(5)	(1)	(4)
Amortization recognized in net income	1	—	1	(2)	(1)	(1)
OCI	1	—	1	(7)	(2)	(5)
AOCI, end of period	$31	$8	$23	$29	$7	$22

Life policy reserves, reinsurance recoverable and other:
AOCI, beginning of period	$(13)	$(3)	$(10)	$29	$5	$24
OCI before investment gains and losses, net, recognized in net income	84	18	66	(16)	(3)	(13)
Investment gains and losses, net, recognized in net income	—	—	—	—	—	—
OCI	84	18	66	(16)	(3)	(13)
AOCI, end of period	$71	$15	$56	$13	$2	$11

Summary of AOCI:
AOCI, beginning of period	$(553)	$(118)	$(435)	$(782)	$(168)	$(614)
Investments OCI	(130)	(28)	(102)	9	3	6
Pension obligations OCI	1	—	1	(7)	(2)	(5)
Life policy reserves, reinsurance recoverable and other OCI	84	18	66	(16)	(3)	(13)
Total OCI	(45)	(10)	(35)	(14)	(2)	(12)
AOCI, end of period	$(598)	$(128)	$(470)	$(796)	$(170)	$(626)

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
Cincinnati Financial Corporation Second-Quarter 2024 10-Q

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

The table below summarizes our consolidated property casualty insurance net written premiums, earned premiums and incurred loss and loss expenses:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Direct written premiums	$2,362	$2,071	$4,487	$3,930
Assumed written premiums	236	194	475	438
Ceded written premiums	(139)	(115)	(255)	(199)
Net written premiums	$2,459	$2,150	$4,707	$4,169

Direct earned premiums	$2,015	$1,806	$3,949	$3,566
Assumed earned premiums	155	134	307	293
Ceded earned premiums	(95)	(77)	(189)	(155)
Earned premiums	$2,075	$1,863	$4,067	$3,704

Direct incurred loss and loss expenses	$1,352	$1,265	$2,545	$2,564
Assumed incurred loss and loss expenses	63	58	139	134
Ceded incurred loss and loss expenses	(3)	(61)	(2)	(119)
Incurred loss and loss expenses	$1,412	$1,262	$2,682	$2,579

Our life insurance company purchases reinsurance for protection of a portion of the risks that are written. Primary components of our life reinsurance program include individual mortality coverage, aggregate catastrophe and accidental death coverage in excess of certain deductibles.

Cincinnati Financial Corporation Second-Quarter 2024 10-Q

The table below summarizes our consolidated life insurance earned premiums and contract holders' benefits incurred:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Direct earned premiums	$101	$100	$200	$196
Ceded earned premiums	(20)	(20)	(40)	(39)
Earned premiums	$81	$80	$160	$157

Direct contract holders' benefits incurred	$76	$100	$170	$197
Ceded contract holders' benefits incurred	(8)	(22)	(23)	(38)
Contract holders' benefits incurred	$68	$78	$147	$159

The ceded benefits incurred can vary depending on the type of life insurance policy held and the year the policy was issued.

The allowance for uncollectible property casualty premiums was $18 million and $16 million at June 30, 2024, and December 31, 2023, respectively. The allowances for credit losses on other premiums receivable and reinsurance recoverable assets were immaterial at June 30, 2024, and December 31, 2023.
Cincinnati Financial Corporation Second-Quarter 2024 10-Q

NOTE 9 – Income Taxes
The differences between the 21% statutory federal income tax rate and our effective income tax rate were as follows:

(Dollars in millions)	Three months ended June 30,				Six months ended June 30,
	2024		2023		2024		2023
Tax at statutory rate:	$81	21.0%	$140	21.0%	$281	21.0%	$196	21.0%
Increase (decrease) resulting from:
Tax-exempt income from municipal bonds	(6)	(1.6)	(5)	(0.8)	(11)	(0.8)	(10)	(1.1)
Dividend received exclusion	(5)	(1.3)	(6)	(0.9)	(10)	(0.7)	(11)	(1.2)
Other	4	1.1	3	0.5	12	0.8	—	—
Provision for income taxes	$74	19.2%	$132	19.8%	$272	20.3%	$175	18.7%

The provision for federal income taxes is based upon filing a consolidated income tax return for the company and its domestic subsidiaries.

We continue to believe that after considering all positive and negative evidence of taxable income in the carryback and carryforward periods as permitted by law, it is more likely than not that all of the deferred tax assets on our U.S. domestic operations and those related to Cincinnati Global Underwriting Ltd.SM (Cincinnati Global) will be realized. As a result, we have no valuation allowance for our U.S. domestic operations or Cincinnati Global at both June 30, 2024, and December 31, 2023.

Cincinnati Global
Cincinnati Global had no operating loss carryforwards in the United States and $85 million and $100 million in the United Kingdom at June 30, 2024, and December 31, 2023, respectively. These Cincinnati Global losses can only be utilized within the Cincinnati Global group.

Cincinnati Financial Corporation Second-Quarter 2024 10-Q

NOTE 10 – Net Income Per Common Share
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are computed based on the weighted average number of common and dilutive potential common shares outstanding using the treasury stock method. The table shows calculations for basic and diluted earnings per share:

(In millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Numerator:
Net income—basic and diluted	$312	$534	$1,067	$759
Denominator:
Basic weighted-average common shares outstanding	156.3	157.0	156.6	157.1
Effect of share-based awards:
Stock options	0.7	0.6	0.7	0.8
Nonvested shares	0.5	0.4	0.4	0.4
Diluted weighted-average shares	157.5	158.0	157.7	158.3
Earnings per share:
Basic	$1.99	$3.40	$6.82	$4.83
Diluted	$1.98	$3.38	$6.77	$4.80
Number of anti-dilutive share-based awards	1.2	1.5	1.3	1.5

The source of dilution of our common shares are certain equity-based awards. See our 2023 Annual Report on Form 10-K, Item 8, Note 17, Share-Based Associate Compensation Plans, Page 177, for information about share-based awards. The above table shows the number of anti-dilutive share-based awards for the three and six months ended June 30, 2024 and 2023.

NOTE 11 – Employee Retirement Benefits
The following summarizes the components of net periodic benefit for our qualified and supplemental pension plans:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Service cost	$2	$2	$3	$3
Non-service (benefit) costs:
Interest cost	3	3	6	6
Expected return on plan assets	(6)	(5)	(11)	(10)
Amortization of actuarial loss (gain) and prior service cost	1	(1)	1	(2)
Other	—	—	—	(5)
Total non-service benefit	(2)	(3)	(4)	(11)
Net periodic benefit	$—	$(1)	$(1)	$(8)

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

We made matching contributions totaling $7 million and $6 million to our 401(k) and Top Hat savings plans during the second quarter of 2024 and 2023, respectively, and contributions of $16 million and $14 million for the first half of 2024 and 2023, respectively.

We made no contributions to our qualified pension plan during the first six months of 2024.
Cincinnati Financial Corporation Second-Quarter 2024 10-Q

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

Cincinnati Financial Corporation Second-Quarter 2024 10-Q

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

Cincinnati Financial Corporation Second-Quarter 2024 10-Q

Segment information is summarized in the following table:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenues:
Commercial lines insurance
Commercial casualty	$372	$373	$737	$750
Commercial property	348	312	684	611
Commercial auto	228	214	448	428
Workers' compensation	59	72	120	146
Other commercial	100	95	200	187
Commercial lines insurance premiums	1,107	1,066	2,189	2,122
Fee revenues	1	1	2	2
Total commercial lines insurance	1,108	1,067	2,191	2,124

Personal lines insurance
Personal auto	224	173	432	339
Homeowner	326	251	629	484
Other personal	81	69	158	134
Personal lines insurance premiums	631	493	1,219	957
Fee revenues	1	1	2	2
Total personal lines insurance	632	494	1,221	959

Excess and surplus lines insurance	151	132	290	259
Fee revenues	1	1	2	1
Total excess and surplus lines insurance	152	133	292	260

Life insurance premiums	81	80	160	157
Fee revenues	2	3	3	5
Total life insurance	83	83	163	162

Investments
Investment income, net of expenses	242	220	487	430
Investment gains and losses, net	137	434	749	540
Total investment revenue	379	654	1,236	970

Other
Premiums	186	172	369	366
Other	4	2	7	5
Total other revenues	190	174	376	371
Total revenues	$2,544	$2,605	$5,479	$4,846

Income (loss) before income taxes:
Insurance underwriting results
Commercial lines insurance	$10	$33	$49	$31
Personal lines insurance	(42)	(36)	(5)	(93)
Excess and surplus lines insurance	8	11	20	24
Life insurance	22	13	32	21
Investments	348	624	1,174	910
Other	40	21	69	41
Total income before income taxes	$386	$666	$1,339	$934

Identifiable assets:	June 30, 2024	December 31, 2023
Property casualty insurance	$5,864	$5,294
Life insurance	1,600	1,562
Investments	26,285	24,999
Other	1,053	914
Total	$34,802	$32,769

Cincinnati Financial Corporation Second-Quarter 2024 10-Q

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
Cincinnati Financial Corporation Second-Quarter 2024 10-Q

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
Cincinnati Financial Corporation Second-Quarter 2024 10-Q

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

Cincinnati Financial Corporation Second-Quarter 2024 10-Q

CORPORATE FINANCIAL HIGHLIGHTS
Net Income and Comprehensive Income Data

(Dollars in millions, except per share data)	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change
Earned premiums	$2,156	$1,943	11	$4,227	$3,861	9
Investment income, net of expenses (pretax)	242	220	10	487	430	13
Investment gains and losses, net (pretax)	137	434	(68)	749	540	39
Total revenues	2,544	2,605	(2)	5,479	4,846	13
Net income	312	534	(42)	1,067	759	41
Comprehensive income	284	435	(35)	1,032	747	38
Net income per share—diluted	1.98	3.38	(41)	6.77	4.80	41
Cash dividends declared per share	0.81	0.75	8	1.62	1.50	8
Diluted weighted average shares outstanding	157.5	158.0	0	157.7	158.3	0

Total revenues decreased $61 million for the second quarter of 2024, compared with the second quarter of 2023, primarily due to a decrease in net investment gains that offset higher earned premiums and investment income. For the first six months of 2024, compared with the same period of 2023, total revenues increased $633 million, including higher earned premiums, investment income and net investment gains. Premium and investment revenue trends are discussed further in the respective sections of Financial Results.

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

Net income for the second quarter of 2024, compared with the second quarter of 2023, decreased $222 million, including decreases of $235 million in after-tax net investment gains and losses and $9 million in after-tax property casualty underwriting income that offset an increase of $17 million in after-tax investment income. Catastrophe losses for the second quarter of 2024, mostly weather related, were $7 million higher after taxes and unfavorably affected both net income and property casualty underwriting income. Life insurance segment results increased by $9 million on a pretax basis.

For the first six months of 2024, net income increased $308 million, compared with the first six months of 2023, including increases of $164 million in after-tax investment gains and losses, $102 million in after-tax property casualty underwriting income and $45 million in after-tax investment income. The property casualty underwriting income increase included a favorable $86 million after-tax effect from lower catastrophe losses. Life insurance segment results increased by $11 million on a pretax basis.

Performance by segment is discussed below in Financial Results. As discussed in our 2023 Annual Report on Form 10-K, Item 7, Executive Summary, Page 48, there are several reasons why our performance during 2024 may ultimately be below our long-term targets.

The board of directors is committed to rewarding shareholders directly through cash dividends and through share repurchase authorizations. Through 2023, the company had increased the annual cash dividend rate for 63 consecutive years, a record we believe is matched by only seven other U.S. publicly traded companies. In January 2024, the board of directors increased the regular quarterly dividend to 81 cents per share, setting the stage for our 64th consecutive year of increasing cash dividends. During the first six months of 2024, cash dividends declared by the company increased 8% compared with the same period of 2023. Our board regularly evaluates relevant factors in decisions related to dividends and share repurchases. The 2024 dividend increase reflected our strong operating performance and signaled management's and the board's positive outlook and confidence in our outstanding capital, liquidity and financial flexibility.

Cincinnati Financial Corporation Second-Quarter 2024 10-Q

Balance Sheet Data and Performance Measures

(Dollars in millions, except share data)	At June 30,	At December 31,
	2024	2023
Total investments	$26,684	$25,357
Total assets	34,802	32,769
Short-term debt	25	25
Long-term debt	790	790
Shareholders' equity	12,777	12,098
Book value per share	81.79	77.06
Debt-to-total-capital ratio	6.0%	6.3%

Total assets at June 30, 2024, increased 6% compared with year-end 2023, and included a 5% increase in total investments that reflected net purchases and higher fair values for many securities in our equity portfolio. Shareholders' equity increased 6% and book value per share also increased 6% during the first six months of 2024. Our debt-to-total-capital ratio (capital is the sum of debt plus shareholders' equity) decreased compared with year-end 2023.

Our value creation ratio is our primary performance metric. As shown in the tables below, that ratio was 8.2% for the first six months of 2024, better than 7.2% for the same period in 2023, primarily due to higher net income before investment gains. Book value per share increased $4.73 during the first six months of 2024 and contributed 6.1 percentage points to the value creation ratio, while dividends declared at $1.62 per share contributed 2.1 points. Value creation ratio major contributors and in total, along with calculations from per-share amounts, are shown in the tables below.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Value creation ratio major contributors:
Net income before investment gains	1.6%	1.8%	4.0%	3.2%
Change in fixed-maturity securities, realized and unrealized gains	(0.6)	(1.2)	(1.0)	0.0
Change in equity securities, investment gains	0.9	3.4	4.9	4.2
Other	0.3	0.0	0.3	(0.2)
Value creation ratio	2.2%	4.0%	8.2%	7.2%

Cincinnati Financial Corporation Second-Quarter 2024 10-Q

(Dollars are per share)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Value creation ratio:
End of period book value*	$81.79	$70.33	$81.79	$70.33
Less beginning of period book value	80.83	68.33	77.06	67.01
Change in book value	0.96	2.00	4.73	3.32
Dividend declared to shareholders	0.81	0.75	1.62	1.50
Total value creation	$1.77	$2.75	$6.35	$4.82

Value creation ratio from change in book value**	1.2%	2.9%	6.1%	5.0%
Value creation ratio from dividends declared to shareholders***	1.0	1.1	2.1	2.2
Value creation ratio	2.2%	4.0%	8.2%	7.2%

* Book value per share is calculated by dividing end of period total shareholders' equity by end of period shares outstanding
** Change in book value divided by the beginning of period book value
*** Dividend declared to shareholders divided by beginning of period book value

DRIVERS OF LONG-TERM VALUE CREATION
Operating through The Cincinnati Insurance Company, Cincinnati Financial Corporation is one of the 25 largest property casualty insurers in the nation, based on 2023 net written premiums for approximately 2,000 U.S. stock and mutual insurer groups. We market our insurance products through a select group of independent insurance agencies as discussed in our 2023 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 6. At June 30, 2024, we actively marketed through 2,171 agencies located in 46 states. We maintain a long-term perspective that guides us in addressing immediate challenges or opportunities while focusing on the major decisions that best position our company for success through all market cycles.

To measure our long-term progress in creating shareholder value, our value creation ratio is our primary financial performance target. As discussed in our 2023 Annual Report on Form 10-K, Item 7, Executive Summary, Page 48, management believes this measure is a meaningful indicator of our long-term progress in creating shareholder value and has three primary performance drivers:

•Premium growth – We believe our agency relationships and initiatives can lead to a property casualty written premium growth rate over any five-year period that exceeds the industry average. For the first six months of 2024, our consolidated property casualty net written premium year-over-year growth was 13%. As of March 2024, A.M. Best projected the industry's full-year 2024 written premium growth at approximately 9%. For the five-year period 2019 through 2023, our growth rate exceeded that of the industry. The industry's growth rate excludes its mortgage and financial guaranty lines of business.
•Combined ratio – We believe our underwriting philosophy and initiatives can generate an average GAAP combined ratio over any five-year period that is consistently within the range of 92% to 98%. For the first six months of 2024, our GAAP combined ratio was 96.1%, including 9.9 percentage points of current accident year catastrophe losses partially offset by 3.4 percentage points of favorable loss reserve development on prior accident years. Our statutory combined ratio was 94.6% for the first six months of 2024. As of March 2024, A.M. Best projected the industry's full-year 2024 statutory combined ratio at approximately 101%, including approximately 7 percentage points of catastrophe losses and a favorable effect of less than 1 percentage point of loss reserve development on prior accident years. The industry's ratio again excludes its mortgage and financial guaranty lines of business.
•Investment contribution – We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year return of the Standard & Poor's 500 Index. For the first six months of 2024, pretax investment income was $487 million, up 13% compared with the same period in 2023. We believe our investment portfolio mix provides an appropriate balance of income stability and growth with capital appreciation potential.

Cincinnati Financial Corporation Second-Quarter 2024 10-Q

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

At June 30, 2024, we held $5.002 billion of our cash and cash equivalents and invested assets at the parent-company level, of which $4.643 billion, or 92.8%, was invested in common stocks, and $166 million, or 3.3%, was cash or cash equivalents. Our debt-to-total-capital ratio was 6.0% at June 30, 2024. Another important indicator of financial strength is our ratio of property casualty net written premiums to statutory surplus, which was 1.1-to-1 for the 12 months ended June 30, 2024, compared with 1.0-to-1 at year-end 2023.

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

At July 24, 2024, our insurance subsidiaries continued to be highly rated.

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
Cincinnati Financial Corporation Second-Quarter 2024 10-Q

CONSOLIDATED PROPERTY CASUALTY INSURANCE HIGHLIGHTS
Consolidated property casualty insurance results include premiums and expenses for our standard market insurance segments (commercial lines and personal lines), our excess and surplus lines segment, Cincinnati Re® and our London-based global specialty underwriter Cincinnati Global Underwriting Ltd.SM (Cincinnati Global).

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change
Earned premiums	$2,075	$1,863	11	$4,067	$3,704	10
Fee revenues	3	3	0	6	5	20
Total revenues	2,078	1,866	11	4,073	3,709	10
Loss and loss expenses from:
Current accident year before catastrophe losses	1,198	1,127	6	2,419	2,250	8
Current accident year catastrophe losses	254	236	8	403	489	(18)
Prior accident years before catastrophe losses	(19)	(89)	79	(87)	(130)	33
Prior accident years catastrophe losses	(21)	(12)	(75)	(53)	(30)	(77)
Loss and loss expenses	1,412	1,262	12	2,682	2,579	4
Underwriting expenses	631	557	13	1,225	1,093	12
Underwriting profit	$35	$47	(26)	$166	$37	349

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	57.8%	60.5%	(2.7)	59.5%	60.8%	(1.3)
Current accident year catastrophe losses	12.2	12.7	(0.5)	9.9	13.2	(3.3)
Prior accident years before catastrophe losses	(0.9)	(4.8)	3.9	(2.1)	(3.5)	1.4
Prior accident years catastrophe losses	(1.0)	(0.7)	(0.3)	(1.3)	(0.8)	(0.5)
Loss and loss expenses	68.1	67.7	0.4	66.0	69.7	(3.7)
Underwriting expenses	30.4	29.9	0.5	30.1	29.5	0.6
Combined ratio	98.5%	97.6%	0.9	96.1%	99.2%	(3.1)

Combined ratio	98.5%	97.6%	0.9	96.1%	99.2%	(3.1)
Contribution from catastrophe losses and prior years reserve development	10.3	7.2	3.1	6.5	8.9	(2.4)
Combined ratio before catastrophe losses and prior years reserve development	88.2%	90.4%	(2.2)	89.6%	90.3%	(0.7)

Our consolidated property casualty insurance operations generated an underwriting profit of $35 million for the second quarter and $166 million for the first six months of 2024. The second-quarter 2024 underwriting profit decrease of $12 million, compared with second-quarter 2023, included an unfavorable increase of $9 million in losses from catastrophes, mostly caused by severe weather. The second-quarter 2024 change in underwriting profitability also included higher current accident year loss and loss expenses before catastrophe losses that grew slower than earned premiums and lower amounts of favorable reserve development on prior accident years. The six-month underwriting profit increase of $129 million, compared with the first six months of 2023, included a favorable decrease of $109 million in losses from catastrophes. The six-month 2023 period also experienced higher current accident year loss and loss expenses before catastrophe losses that grew slower than earned premiums and lower amounts of favorable reserve development on prior accident years.

Underwriting results for the second quarter and first six months of 2024 included improved current accident year loss experience, as price increases have helped to offset recent-year elevated paid losses reflecting economic or other forms of inflation. Elevated inflation was a driver of higher losses and loss expenses in both 2024 and 2023 as costs have increased significantly to repair damaged autos or other property that we insure. We also experienced higher losses for liability coverages for some of our lines of business. Due to increased uncertainty regarding ultimate losses, we intend to remain prudent in reserving for estimated ultimate losses until longer-term loss cost trends become more clear. The higher loss experience is discussed in Financial Results by property casualty insurance segment. We believe future property casualty underwriting results will continue to benefit from price increases and our ongoing initiatives to improve pricing precision and loss experience related to claims and loss control practices.
Cincinnati Financial Corporation Second-Quarter 2024 10-Q

For all property casualty lines of business in aggregate, net loss and loss expense reserves at June 30, 2024, were $578 million, or 7%, higher than at year-end 2023, including an increase of $506 million for the incurred but not reported (IBNR) portion.

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

Our consolidated property casualty combined ratio for the second quarter of 2024 increased by 0.9 percentage points, compared with the same period of 2023, including a decrease of 0.8 points from catastrophe losses and loss expenses. For the first six months of 2024, compared with the 2023 six-month period, our combined ratio improved by 3.1 percentage points, including a decrease of 3.8 points from catastrophe losses and loss expenses. Other combined ratio components that changed are discussed below and in further detail in Financial Results by property casualty insurance segment.
The combined ratio can be affected significantly by natural catastrophe losses and other large losses as discussed in detail below. The combined ratio can also be affected by updated estimates of loss and loss expense reserves established for claims that occurred in prior periods, referred to as prior accident years. Net favorable development on prior accident year reserves, including reserves for catastrophe losses, benefited the combined ratio by 3.4 percentage points in the first six months of 2024, compared with 4.3 percentage points in the same period of 2023. Net favorable development is discussed in further detail in Financial Results by property casualty insurance segment.

The ratio for current accident year loss and loss expenses before catastrophe losses improved in the first six months of 2024. That 59.5% ratio was 1.3 percentage points lower, compared with the 60.8% accident year 2023 ratio measured as of June 30, 2023, including a decrease of 1.5 points in the ratio for large losses of $2 million or more per claim, discussed below. The ratio improvement of 1.3 percentage points included an increase of 0.5 points for the IBNR portion and a decrease of 1.8 points for the case incurred portion.

The underwriting expense ratio increased for the second quarter and first six months of 2024, compared with the same periods a year ago. The increases were largely due to increases in profit-sharing commissions for agencies and employee-related expenses. The ratios also included ongoing expense management efforts and higher earned premiums.

Consolidated Property Casualty Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change
Agency renewal written premiums	$1,843	$1,643	12	$3,526	$3,178	11
Agency new business written premiums	407	303	34	753	554	36
Other written premiums	209	204	2	428	437	(2)
Net written premiums	2,459	2,150	14	4,707	4,169	13
Unearned premium change	(384)	(287)	(34)	(640)	(465)	(38)
Earned premiums	$2,075	$1,863	11	$4,067	$3,704	10

The trends in net written premiums and earned premiums summarized in the table above include the effects of price increases. Price change trends that heavily influence renewal written premium increases or decreases, along with other premium growth drivers for 2024, are discussed in more detail by segment below in Financial Results.

Consolidated property casualty net written premiums for the second quarter and six months ended June 30, 2024, grew $309 million and $538 million compared with the same periods of 2023. Our premium growth initiatives from prior years have provided an ongoing favorable effect on growth during the current year, particularly as newer agency relationships mature over time.

Cincinnati Financial Corporation Second-Quarter 2024 10-Q

Consolidated property casualty agency new business written premiums increased by $104 million and $199 million for the second quarter and first six months of 2024, compared with the same periods of 2023. New agency appointments during 2024 and 2023 produced a $52 million increase in standard lines new business for the first six months of 2024 compared with the same period of 2023. As we appoint new agencies that choose to move accounts to us, we report these accounts as new business. While this business is new to us, in many cases it is not new to the agent. We believe these seasoned accounts tend to be priced more accurately than business that may be less familiar to our agent upon obtaining it from a competing agent.

Net written premiums for Cincinnati Re, included in other written premiums, increased by $30 million in the second quarter and $2 million for the six months ended June 30, 2024, compared with the same periods of 2023, to $207 million and $409 million, respectively. Cincinnati Re assumes risks through reinsurance treaties and in some cases cedes part of the risk and related premiums to one or more unaffiliated reinsurance companies through transactions known as retrocessions.

Cincinnati Global is also included in other written premiums. Net written premiums for Cincinnati Global decreased by $15 million in the second quarter and increased by $3 million for the six months ended June 30, 2024, to $67 million and $149 million, respectively, compared with the same periods of 2023.

Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. An increase in ceded premiums reduced net written premiums by $11 million and $16 million for the second quarter and first six months of 2024, compared with the same period of 2023.

Catastrophe losses and loss expenses typically have a material effect on property casualty results and can vary significantly from period to period. Losses from catastrophes contributed 11.2 and 8.6 percentage points to the combined ratio in the second quarter and first six months of 2024, compared with 12.0 and 12.4 percentage points in the same period of 2023.

Effective June 1, 2024, we restructured our reinsurance program for Cincinnati Re only, providing retrocession coverages with various triggers, exclusions and unique features. That program included property catastrophe excess of loss coverage with a total available aggregate limit of $60 million in excess of $80 million per occurrence. Coverage for Cincinnati Re only with a total available aggregate limit of $20 million in excess of $80 million per occurrence expired during the second quarter of 2024. That expiration also included the shared coverage for Cincinnati Re and the direct business applying to catastrophe losses in excess of $600 million. Ceded premiums for the one-year renewal period of coverage from the treaty effective June 1, 2024, are estimated to be approximately $16 million.

Cincinnati Financial Corporation Second-Quarter 2024 10-Q

The following table shows consolidated property casualty insurance catastrophe losses and loss expenses incurred, net of reinsurance, as well as the effect of loss development on prior period catastrophe events. We individually list declared catastrophe events for which our incurred losses reached or exceeded $25 million.

Consolidated Property Casualty Insurance Catastrophe Losses and Loss Expenses Incurred

(Dollars in millions, net of reinsurance)		Three months ended June 30,					Six months ended June 30,
		Comm.	Pers.	E&S			Comm.	Pers.	E&S
Dates	Region	lines	lines	lines	Other	Total	lines	lines	lines	Other	Total
2024
Jan. 8-10	Midwest, Northeast, South	$(2)	$1	$—	$—	$(1)	$16	$9	$—	$—	$25
Mar. 12-17	Midwest, South	2	5	—	—	7	35	27	—	—	62
Mar. 31 - Apr. 4	Midwest, Northeast, South	13	23	—	—	36	13	23	—	—	36
May 6-10	Midwest, South	19	28	—	—	47	19	28	—	—	47
May 25-26	Midwest, South	37	28	1	—	66	37	28	1	—	66
All other 2024 catastrophes		42	52	2	3	99	66	95	3	3	167
Development on 2023 and prior catastrophes		(7)	(6)	1	(9)	(21)	(15)	(27)	—	(11)	(53)
Calendar year incurred total		$104	$131	$4	$(6)	$233	$171	$183	$4	$(8)	$350

2023
Mar. 1-4	Midwest, Northeast, South	$(2)	$(5)	$—	$2	$(5)	$28	$29	$1	$2	$60
Mar. 23-28	Midwest, Northeast, South	9	—	—	—	9	22	27	—	—	49
Mar. 30 - Apr. 1	Midwest, Northeast, South	20	9	—	—	29	63	33	—	—	96
Apr. 3-7	Midwest, Northeast, South	10	30	—	—	40	10	30	—	—	40
May 2-9	Midwest, South	25	7	—	—	32	25	7	—	—	32
All other 2023 catastrophes		62	67	2	—	131	82	122	3	5	212
Development on 2022 and prior catastrophes		(5)	(11)	1	3	(12)	(1)	(36)	—	7	(30)
Calendar year incurred total		$119	$97	$3	$5	$224	$229	$212	$4	$14	$459

Cincinnati Financial Corporation Second-Quarter 2024 10-Q

The following table includes data for losses incurred of $2 million or more per claim, net of reinsurance.

Consolidated Property Casualty Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change
Current accident year losses greater than $5 million	$31	$43	(28)	$31	$79	(61)
Current accident year losses $2 million - $5 million	28	35	(20)	50	50	0
Large loss prior accident year reserve development	15	19	(21)	37	28	32
Total large losses incurred	74	97	(24)	118	157	(25)
Losses incurred but not reported	165	96	72	416	324	28
Other losses excluding catastrophe losses	741	675	10	1,418	1,267	12
Catastrophe losses	228	217	5	339	444	(24)
Total losses incurred	$1,208	$1,085	11	$2,291	$2,192	5

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	1.5%	2.4%	(0.9)	0.8%	2.2%	(1.4)
Current accident year losses $2 million - $5 million	1.4	1.9	(0.5)	1.2	1.3	(0.1)
Large loss prior accident year reserve development	0.7	1.0	(0.3)	0.9	0.8	0.1
Total large loss ratio	3.6	5.3	(1.7)	2.9	4.3	(1.4)
Losses incurred but not reported	8.0	5.2	2.8	10.2	8.7	1.5
Other losses excluding catastrophe losses	35.6	36.1	(0.5)	34.9	34.2	0.7
Catastrophe losses	11.0	11.6	(0.6)	8.3	12.0	(3.7)
Total loss ratio	58.2%	58.2%	—	56.3%	59.2%	(2.9)

We believe the inherent variability of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the variability in addition to general inflationary trends in loss costs. Our analysis continues to indicate no unexpected concentration of large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The second-quarter 2024 property casualty total large losses incurred of $74 million, net of reinsurance, was lower than the $95 million quarterly average during full-year 2023 and the $97 million experienced for the second quarter of 2023. The ratio for these large losses was 1.7 percentage points lower compared with last year's second quarter. The second-quarter 2024 amount of total large losses incurred helped contribute to the decrease in the six-month 2024 total large loss ratio, compared with 2023, in addition to a first-quarter 2024 ratio that was 1.0 point lower than the first quarter of 2023. We believe results for the three- and six-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $2 million. Losses by size are discussed in further detail in results of operations by property casualty insurance segment.
FINANCIAL RESULTS
Consolidated results reflect the operating results of each of our five segments along with the parent company, Cincinnati Re, Cincinnati Global and other activities reported as "Other." The five segments are:
•Commercial lines insurance
•Personal lines insurance
•Excess and surplus lines insurance
•Life insurance
•Investments

Cincinnati Financial Corporation Second-Quarter 2024 10-Q

COMMERCIAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change
Earned premiums	$1,107	$1,066	4	$2,189	$2,122	3
Fee revenues	1	1	0	2	2	0
Total revenues	1,108	1,067	4	2,191	2,124	3
Loss and loss expenses from:
Current accident year before catastrophe losses	664	643	3	1,346	1,317	2
Current accident year catastrophe losses	111	124	(10)	186	230	(19)
Prior accident years before catastrophe losses	(22)	(54)	59	(52)	(90)	42
Prior accident years catastrophe losses	(7)	(5)	(40)	(15)	(1)	nm
Loss and loss expenses	746	708	5	1,465	1,456	1
Underwriting expenses	352	326	8	677	637	6
Underwriting profit	$10	$33	(70)	$49	$31	58

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	60.0%	60.3%	(0.3)	61.5%	62.1%	(0.6)
Current accident year catastrophe losses	10.0	11.6	(1.6)	8.5	10.8	(2.3)
Prior accident years before catastrophe losses	(1.9)	(5.0)	3.1	(2.3)	(4.2)	1.9
Prior accident years catastrophe losses	(0.7)	(0.5)	(0.2)	(0.7)	(0.1)	(0.6)
Loss and loss expenses	67.4	66.4	1.0	67.0	68.6	(1.6)
Underwriting expenses	31.7	30.5	1.2	30.9	30.0	0.9
Combined ratio	99.1%	96.9%	2.2	97.9%	98.6%	(0.7)

Combined ratio	99.1%	96.9%	2.2	97.9%	98.6%	(0.7)
Contribution from catastrophe losses and prior years reserve development	7.4	6.1	1.3	5.5	6.5	(1.0)
Combined ratio before catastrophe losses and prior years reserve development	91.7%	90.8%	0.9	92.4%	92.1%	0.3

Overview
Performance highlights for the commercial lines segment include:
•Premiums – Earned premiums and net written premiums for the commercial lines segment grew during the second quarter and first six months of 2024, compared with the same periods a year ago, due to agency renewal written premium growth that continued to include higher average pricing as well as growth in agency new business written premiums. The table below analyzes the primary components of premiums. We continue to use predictive analytics tools to improve pricing precision and segmentation while leveraging our local relationships with agents through the efforts of our teams that work closely with them. We seek to maintain appropriate pricing discipline for both new and renewal business as our agents and underwriters assess account quality to make careful decisions on a policy-by-policy basis whether to write or renew a policy.
Agency renewal written premiums increased by 4% for both the second quarter and first six months of 2024, compared with the same periods of 2023, including price increases. During the second quarter of 2024, our overall standard commercial lines policies averaged estimated renewal price increases at percentages near the low end of the high-single-digit range. We continue to segment commercial lines policies, emphasizing identification and retention of those we believe have relatively stronger pricing. Conversely, we have been seeking stricter renewal terms and conditions on policies we believe have relatively weaker pricing, thus retaining fewer of those policies. We measure average changes in commercial lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for the respective policies.
Cincinnati Financial Corporation Second-Quarter 2024 10-Q

Our average overall commercial lines renewal pricing change includes the impact of flat pricing for certain coverages within package policies written for a three-year term that were in force but did not expire during the period being measured. Therefore, our reported change in average commercial lines renewal pricing reflects a blend of three-year policies that did not expire and other policies that did expire during the measurement period. For commercial lines policies that did expire and were then renewed during the second quarter of 2024, we estimate that our average percentage price increases were in the high-single-digit range for our commercial casualty, commercial property and commercial auto lines of business. The estimated average percentage price change for workers' compensation was a decrease in the mid-single-digit range.
Our commercial lines segment's increase in agency renewal written premiums for the first six months of 2024 also included changes in the level of insured exposures. Part of the insured exposure increase reflects our response to inflation effects that increase the cost of building materials to repair damaged commercial structures. We use building valuation software to automate much of that underwriting process and may also manually adjust premiums to reflect property costs.
Renewal premiums for certain policies, primarily our commercial casualty and workers' compensation lines of business, include the results of policy audits that adjust initial premium amounts based on differences between estimated and actual sales or payroll related to a specific policy. Audits completed during the first six months of 2024 contributed $54 million to net written premiums, compared with $73 million for the same period of 2023.
New business written premiums for commercial lines increased $44 million and $92 million during the second quarter and first six months of 2024, compared with the same periods of 2023, as we continued to carefully underwrite each policy in a highly competitive market. Trend analysis for year-over-year comparisons of individual quarters is more difficult to assess for commercial lines new business written premiums, due to inherent variability. That variability is often driven by larger policies with annual premiums greater than $100,000.
Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. For our commercial lines insurance segment, an increase in ceded premiums reduced net written premiums by $5 million and $6 million for the second quarter and first six months of 2024, compared with the same periods of 2023.

Commercial Lines Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change
Agency renewal written premiums	$1,023	$985	4	$2,099	$2,026	4
Agency new business written premiums	193	149	30	375	283	33
Other written premiums	(30)	(28)	(7)	(65)	(62)	(5)
Net written premiums	1,186	1,106	7	2,409	2,247	7
Unearned premium change	(79)	(40)	(98)	(220)	(125)	(76)
Earned premiums	$1,107	$1,066	4	$2,189	$2,122	3

•Combined ratio – The second-quarter 2024 commercial lines combined ratio increased by 2.2 percentage points, compared with the second quarter of 2023, including a decrease of 1.8 points in losses from catastrophes. The second-quarter combined ratio also decreased 0.3 points from current accident year loss and loss expenses before catastrophe losses, including an increase of 2.8 points for the IBNR portion and a decrease of 3.1 points for the case incurred portion. For the first six months of 2024, the combined ratio improved by 0.7 percentage points, compared with the same period a year ago, including a decrease of 2.9 points in losses from catastrophes. The six-month 2024 combined ratio also included a decrease of 0.6 points from current accident year loss and loss expenses before catastrophe losses, including an increase of 2.2 points in the IBNR portion and a decrease of 2.8 points for the case incurred portion. Underwriting results also included a lower level of favorable reserve development on prior accident years, as discussed below. The current accident year ratios were measured as of June 30 of the respective years and included a decrease of 2.3 percentage points for the first six months of 2024 in the ratio for large losses of $2 million or more per claim, discussed below.
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
Cincinnati Financial Corporation Second-Quarter 2024 10-Q

higher losses for liability coverages for some of our lines of business. Due to increased uncertainty regarding ultimate losses, we intend to remain prudent in reserving for estimated ultimate losses until longer-term loss cost trends become more clear.
Catastrophe losses and loss expenses accounted for 9.3 and 7.8 percentage points of the combined ratio for the second quarter and first six months of 2024, compared with 11.1 and 10.7 percentage points for the same periods a year ago. Through 2023, the 10-year annual average for that catastrophe measure for the commercial lines segment was 5.9 percentage points, and the five-year annual average was 6.5 percentage points.
The net effect of reserve development on prior accident years during the second quarter and first six months of 2024 was favorable for commercial lines overall by $29 million and $67 million, compared with $59 million and $91 million for the same periods in 2023. For the second quarter of 2024, our commercial casualty line of business included $28 million of unfavorable reserve development on prior accident years. For the first six months of 2024, our commercial property and workers' compensation lines of business were the main contributors to the commercial lines net favorable reserve development. The net favorable reserve development recognized during the first six months of 2024 for our commercial lines insurance segment was mainly for accident years 2023 and 2022 and was primarily due to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2023 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 53.
The commercial lines underwriting expense ratio increased for the second quarter and first six months of 2024, compared with the same periods a year ago. The increases were largely due to increases in profit-sharing commissions for agencies and employee-related expenses. The ratios also included ongoing expense management efforts and higher earned premiums.

Commercial Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change
Current accident year losses greater than $5 million	$31	$28	11	$31	$58	(47)
Current accident year losses $2 million - $5 million	11	28	(61)	22	40	(45)
Large loss prior accident year reserve development	22	19	16	34	22	55
Total large losses incurred	64	75	(15)	87	120	(28)
Losses incurred but not reported	92	29	217	248	154	61
Other losses excluding catastrophe losses	384	384	0	752	719	5
Catastrophe losses	101	115	(12)	165	221	(25)
Total losses incurred	$641	$603	6	$1,252	$1,214	3

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	2.8%	2.6%	0.2	1.4%	2.8%	(1.4)
Current accident year losses $2 million - $5 million	1.0	2.7	(1.7)	1.0	1.9	(0.9)
Large loss prior accident year reserve development	2.0	1.8	0.2	1.6	1.0	0.6
Total large loss ratio	5.8	7.1	(1.3)	4.0	5.7	(1.7)
Losses incurred but not reported	8.3	2.7	5.6	11.3	7.2	4.1
Other losses excluding catastrophe losses	34.6	35.9	(1.3)	34.3	33.9	0.4
Catastrophe losses	9.1	10.8	(1.7)	7.6	10.4	(2.8)
Total loss ratio	57.8%	56.5%	1.3	57.2%	57.2%	0.0

Cincinnati Financial Corporation Second-Quarter 2024 10-Q

We continue to monitor new losses and case reserve increases greater than $2 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The second-quarter 2024 commercial lines total large losses incurred of $64 million, net of reinsurance, was lower than the quarterly average of $74 million during full-year 2023 and the $75 million of total large losses incurred for the second quarter of 2023. The decrease in commercial lines large losses for the first six months of 2024 was primarily due to our commercial property line of business. The second-quarter 2024 ratio for commercial lines total large losses was 1.3 percentage points lower than last year's second-quarter ratio. The second-quarter 2024 amount of total large losses incurred helped contribute to the decrease in the six-month 2024 total large loss ratio, compared with 2023, in addition to a first-quarter 2024 ratio that was 2.1 points lower than the first quarter of 2023. We believe results for the three- and six-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $2 million.

PERSONAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change
Earned premiums	$631	$493	28	$1,219	$957	27
Fee revenues	1	1	0	2	2	0
Total revenues	632	494	28	1,221	959	27
Loss and loss expenses from:
Current accident year before catastrophe losses	346	291	19	685	568	21
Current accident year catastrophe losses	137	108	27	210	248	(15)
Prior accident years before catastrophe losses	12	(4)	nm	—	(10)	100
Prior accident years catastrophe losses	(6)	(11)	45	(27)	(36)	25
Loss and loss expenses	489	384	27	868	770	13
Underwriting expenses	185	146	27	358	282	27
Underwriting loss	$(42)	$(36)	(17)	$(5)	$(93)	95

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	54.9%	58.9%	(4.0)	56.2%	59.4%	(3.2)
Current accident year catastrophe losses	21.8	21.9	(0.1)	17.2	25.8	(8.6)
Prior accident years before catastrophe losses	1.8	(0.7)	2.5	0.0	(1.0)	1.0
Prior accident years catastrophe losses	(0.9)	(2.2)	1.3	(2.2)	(3.7)	1.5
Loss and loss expenses	77.6	77.9	(0.3)	71.2	80.5	(9.3)
Underwriting expenses	29.3	29.7	(0.4)	29.4	29.5	(0.1)
Combined ratio	106.9%	107.6%	(0.7)	100.6%	110.0%	(9.4)

Combined ratio	106.9%	107.6%	(0.7)	100.6%	110.0%	(9.4)
Contribution from catastrophe losses and prior years reserve development	22.7	19.0	3.7	15.0	21.1	(6.1)
Combined ratio before catastrophe losses and prior years reserve development	84.2%	88.6%	(4.4)	85.6%	88.9%	(3.3)

Overview
Performance highlights for the personal lines segment include:
•Premiums – Personal lines earned premiums and net written premiums continued to grow during the second quarter and first six months of 2024, including increased agency new business and renewal written premiums that included higher average pricing. Cincinnati Private ClientSM net written premiums included in the personal lines insurance segment results totaled approximately $472 million and $802 million for the second quarter and first six months of 2024, compared with $349 million and $582 million for the same periods of 2023. Cincinnati
Cincinnati Financial Corporation Second-Quarter 2024 10-Q

Private Client net written premiums for the respective periods included excess and surplus lines homeowner policies with premiums totaling $51 million in the second quarter and $85 million in the first six months of 2024, compared with $32 million in the second quarter and $51 million in the first six months of 2023. The table below analyzes the primary components of premiums.
Agency renewal written premiums increased 26% for both the second quarter and first six months of 2024, reflecting rate increases in selected states, a higher level of insured exposures and other factors such as higher policy retention rates and changes in policy deductibles or mix of business. Part of the insured exposure increase reflects our response to inflation effects that increase the cost of building materials used to repair damaged homes.
We estimate that premium rates for our personal auto line of business increased at average percentages in the low-double-digit range during the first six months of 2024. For our homeowner line of business, we estimate that premium rates for the first six months of 2024 increased at average percentages in the high-single-digit range. For both our personal auto and homeowner lines of business, some individual policies experienced lower or higher rate changes based on each risk's specific characteristics and enhanced pricing precision enabled by predictive models.
Personal lines new business written premiums increased $57 million or 54% for the second quarter of 2024, compared with the same period of 2023, including approximately $25 million from Cincinnati Private Client policies and $32 million from middle-market policies. For the first six months of 2024, compared with the same period of 2023, personal lines new business written premiums increased $100 million or 54%, including approximately $40 million from Cincinnati Private Client policies and $60 million from middle-market policies. We believe we maintained underwriting and pricing discipline across all personal lines markets as we expanded use of enhanced pricing precision tools.
Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. For our personal lines insurance segment, an increase in 2024 ceded premiums reduced net written premiums by approximately $8 million and $10 million for the second quarter and first six months of 2024, compared with the same period of 2023.
Personal Lines Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change
Agency renewal written premiums	$681	$541	26	$1,175	$929	26
Agency new business written premiums	163	106	54	285	185	54
Other written premiums	(25)	(18)	(39)	(46)	(37)	(24)
Net written premiums	819	629	30	1,414	1,077	31
Unearned premium change	(188)	(136)	(38)	(195)	(120)	(63)
Earned premiums	$631	$493	28	$1,219	$957	27

•Combined ratio – Our personal lines combined ratio for the second quarter of 2024 improved by 0.7 percentage points, compared with second-quarter 2023, despite an increase of 1.2 points in losses from catastrophes. The second-quarter 2024 combined ratio also included a decrease of 4.0 percentage points from current accident year loss and loss expenses before catastrophe losses, including a decrease of 0.9 points for the IBNR portion and a decrease of 3.1 points for the case incurred portion. For the first six months of 2024, the combined ratio improved by 9.4 percentage points, compared with the same period a year ago, including a decrease of 7.1 points in losses from catastrophes. The six-month 2024 combined ratio also included a decrease of 3.2 points from current accident year loss and loss expenses before catastrophe losses, including an increase of 0.6 points in the IBNR portion and a decrease of 3.8 points for the case incurred portion. Those current accident year ratios were measured as of June 30 of the respective years and included a decrease of 1.1 percentage points for the first six months of 2024, in the ratio for large losses of $2 million or more per claim, discussed below.
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
Cincinnati Financial Corporation Second-Quarter 2024 10-Q

regarding ultimate losses, we intend to remain prudent in reserving for estimated ultimate losses until longer-term loss cost trends become more clear.
Catastrophe losses and loss expenses accounted for 20.9 and 15.0 percentage points of the combined ratio for the second quarter and first six months of 2024, compared with 19.7 and 22.1 points for the same periods a year ago. The 10-year annual average catastrophe loss ratio for the personal lines segment through 2023 was 11.4 percentage points, and the five-year annual average was 13.2 percentage points.
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
The net effect of reserve development on prior accident years during the second quarter of 2024 was unfavorable by $6 million but favorable by $27 million for the first six months of 2024 for personal lines overall, compared with $15 million and $46 million of favorable development for the same periods of 2023. Our homeowner line of business was the primary contributor to the personal lines net favorable reserve development for the first six months of 2024. The net favorable reserve development was primarily due to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2023 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 53.
The personal lines underwriting expense ratio decreased for the second quarter and first six months of 2024, compared with the same periods a year ago. The decreases were primarily due to premium growth outpacing growth in various expenses. The ratios also included ongoing expense management efforts and higher earned premiums.
Personal Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change
Current accident year losses greater than $5 million	$—	$15	(100)	$—	$21	(100)
Current accident year losses $2 million - $5 million	15	7	114	26	10	160
Large loss prior accident year reserve development	(7)	1	nm	3	7	(57)
Total large losses incurred	8	23	(65)	29	38	(24)
Losses incurred but not reported	31	26	19	53	53	0
Other losses excluding catastrophe losses	256	194	32	487	381	28
Catastrophe losses	129	93	39	179	206	(13)
Total losses incurred	$424	$336	26	$748	$678	10

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	—%	3.0%	(3.0)	—%	2.2%	(2.2)
Current accident year losses $2 million - $5 million	2.4	1.4	1.0	2.1	1.0	1.1
Large loss prior accident year reserve development	(1.1)	0.2	(1.3)	0.3	0.8	(0.5)
Total large loss ratio	1.3	4.6	(3.3)	2.4	4.0	(1.6)
Losses incurred but not reported	4.8	5.3	(0.5)	4.3	5.6	(1.3)
Other losses excluding catastrophe losses	40.5	39.4	1.1	39.9	39.7	0.2
Catastrophe losses	20.5	19.0	1.5	14.7	21.6	(6.9)
Total loss ratio	67.1%	68.3%	(1.2)	61.3%	70.9%	(9.6)

We continue to monitor new losses and case reserve increases greater than $2 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the second quarter of 2024, the personal lines total large loss ratio, net of reinsurance, was 3.3 percentage points lower than last year's second quarter. The decrease in personal lines total large losses incurred for the first six months of 2024 occurred primarily for our homeowner line
Cincinnati Financial Corporation Second-Quarter 2024 10-Q

of business. The second-quarter 2024 amount of total large losses incurred helped contribute to the decrease in the six-month 2024 total large loss ratio, compared with 2023, offsetting a first-quarter 2024 ratio that was 0.3 points higher than the first quarter of 2023. We believe results for the three- and six-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $2 million.

EXCESS AND SURPLUS LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change
Earned premiums	$151	$132	14	$290	$259	12
Fee revenues	1	1	0	2	1	100
Total revenues	152	133	14	292	260	12

Loss and loss expenses from:
Current accident year before catastrophe losses	96	92	4	188	180	4
Current accident year catastrophe losses	3	2	50	4	4	0
Prior accident years before catastrophe losses	2	(6)	nm	—	(14)	100
Prior accident years catastrophe losses	1	1	0	—	—	0
Loss and loss expenses	102	89	15	192	170	13
Underwriting expenses	42	33	27	80	66	21
Underwriting profit	$8	$11	(27)	$20	$24	(17)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	64.0%	69.7%	(5.7)	64.8%	69.5%	(4.7)
Current accident year catastrophe losses	1.4	1.4	0.0	1.2	1.4	(0.2)
Prior accident years before catastrophe losses	1.6	(4.7)	6.3	0.0	(5.4)	5.4
Prior accident years catastrophe losses	0.5	0.0	0.5	0.0	(0.1)	0.1
Loss and loss expenses	67.5	66.4	1.1	66.0	65.4	0.6
Underwriting expenses	27.9	25.8	2.1	27.7	25.7	2.0
Combined ratio	95.4%	92.2%	3.2	93.7%	91.1%	2.6

Combined ratio	95.4%	92.2%	3.2	93.7%	91.1%	2.6
Contribution from catastrophe losses and prior years reserve development	3.5	(3.3)	6.8	1.2	(4.1)	5.3
Combined ratio before catastrophe losses and prior years reserve development	91.9%	95.5%	(3.6)	92.5%	95.2%	(2.7)

Overview
Performance highlights for the excess and surplus lines segment include:
•Premiums – Excess and surplus lines earned premiums and net written premiums continued to grow during the second quarter and first six months of 2024, compared with the same periods a year ago, including increases in both agency renewal and new business written premiums. Renewal written premiums rose 19% for the second quarter and 13% for the six months ended June 30, 2024, compared with the same periods of 2023, largely due to higher renewal pricing. For both 2024 periods, excess and surplus lines policy renewals experienced estimated average price increases at percentages in the high-single-digit range. We measure average changes in excess and surplus lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies.
New business written premiums produced by agencies increased by 6% for the second quarter and 8% for the first six months of 2024 compared with the same periods of 2023, as we continued to carefully underwrite each policy in a highly competitive market. Some of what we report as new business came from accounts that were not new to our agents. We believe our agents' seasoned accounts tend to be priced more accurately than business that may be less familiar to them.
Cincinnati Financial Corporation Second-Quarter 2024 10-Q

Excess and Surplus Lines Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change
Agency renewal written premiums	$139	$117	19	$252	$223	13
Agency new business written premiums	51	48	6	93	86	8
Other written premiums	(10)	(9)	(11)	(19)	(17)	(12)
Net written premiums	180	156	15	326	292	12
Unearned premium change	(29)	(24)	(21)	(36)	(33)	(9)
Earned premiums	$151	$132	14	$290	$259	12

•Combined ratio – The excess and surplus lines combined ratio increased by 3.2 percentage points for the second quarter and 2.6 points for the first six months of 2024, compared with the same periods of 2023. The increases were primarily due to unfavorable reserve development on prior accident year loss and loss expenses for the three and six months ended June 30, 2024, compared with favorable reserve development for the same periods of 2023.
The second-quarter 2024 ratio for current accident year loss and loss expenses before catastrophe losses was 5.7 percentage points lower, compared with the 69.7% accident year 2023 ratio measured as of June 30, 2023, including a decrease of 13.6 points for the IBNR portion and an increase of 7.9 points for the case incurred portion. The six-month 2024 ratio for current accident year loss and loss expenses before catastrophe losses was 4.7 percentage points lower, compared with the 69.5% accident year 2023 ratio measured as of June 30, 2023, including a decrease of 9.4 points for the IBNR portion and an increase of 4.7 points for the case incurred portion.
Excess and surplus lines net reserve development on prior accident years, as a ratio to earned premiums, was unfavorable by 2.1% for the second quarter and less than 0.1% for the first six months of 2024, compared with favorable 4.7% and 5.5% for the same periods of 2023. Reserve estimates are inherently uncertain as described in our 2023 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 53.
The excess and surplus lines underwriting expense ratio increased for the second quarter and first six months of 2024, compared with the same periods a year ago. The increases were largely due to increases in profit-sharing commissions for agencies and employee-related expenses. The ratio for both periods also benefited from ongoing expense management efforts and premium growth.

Cincinnati Financial Corporation Second-Quarter 2024 10-Q

Excess and Surplus Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change
Current accident year losses greater than $5 million	$—	$—	nm	$—	$—	nm
Current accident year losses $2 million - $5 million	2	—	nm	2	—	nm
Large loss prior accident year reserve development	—	(1)	100	—	(1)	100
Total large losses incurred	2	(1)	nm	2	(1)	nm
Losses incurred but not reported	17	20	(15)	47	47	0
Other losses excluding catastrophe losses	51	45	13	88	73	21
Catastrophe losses	3	2	50	4	3	33
Total losses incurred	$73	$66	11	$141	$122	16

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	—%	—%	0.0	—%	—%	0.0
Current accident year losses $2 million - $5 million	1.3	—	1.3	0.7	—	0.7
Large loss prior accident year reserve development	—	(0.4)	0.4	—	(0.3)	0.3
Total large loss ratio	1.3	(0.4)	1.7	0.7	(0.3)	1.0
Losses incurred but not reported	11.6	15.2	(3.6)	16.4	18.0	(1.6)
Other losses excluding catastrophe losses	33.8	33.5	0.3	30.4	28.1	2.3
Catastrophe losses	1.9	1.3	0.6	1.2	1.2	0.0
Total loss ratio	48.6%	49.6%	(1.0)	48.7%	47.0%	1.7

We continue to monitor new losses and case reserve increases greater than $2 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the second quarter of 2024, the excess and surplus lines total ratio for large losses, net of reinsurance, was 1.7 percentage points higher than last year's second quarter. The second-quarter 2024 amount of total large losses incurred contributed unfavorably to the increase in the six-month 2024 total large loss ratio, compared with 2023, in addition to a first-quarter 2024 ratio that was 0.3 points higher than the first quarter of 2023. We believe results for the three- and six month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $2 million.

Cincinnati Financial Corporation Second-Quarter 2024 10-Q

LIFE INSURANCE RESULTS

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change
Earned premiums	$81	$80	1	$160	$157	2
Fee revenues	2	3	(33)	3	5	(40)
Total revenues	83	83	0	163	162	1
Contract holders' benefits incurred	68	78	(13)	147	159	(8)
Investment interest credited to contract holders	(31)	(30)	(3)	(62)	(60)	(3)
Underwriting expenses incurred	24	22	9	46	42	10
Total benefits and expenses	61	70	(13)	131	141	(7)
Life insurance segment profit	$22	$13	69	$32	$21	52

Overview
Performance highlights for the life insurance segment include:
•Revenues – Revenues increased for the six months ended June 30, 2024, compared with the same period a year ago, driven by higher earned premiums from term life insurance, our largest life insurance product line.
Net in-force life insurance policy face amounts increased 1% to $83.219 billion at June 30, 2024, from $82.361 billion at year-end 2023.
Fixed annuity deposits received for the three and six months ended June 30, 2024, were $10 million and $19 million, compared with $15 million and $25 million for the same periods of 2023. Fixed annuity deposits have a minimal impact to earned premiums because deposits received are initially recorded as liabilities. Profit is earned over time by way of interest rate spreads. We do not write variable or equity-indexed annuities.
Life Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change
Term life insurance	$59	$58	2	$116	$114	2
Whole life insurance	13	13	0	26	25	4
Universal life and other	9	9	0	18	18	0
Net earned premiums	$81	$80	1	$160	$157	2

•Profitability – Our life insurance segment typically reports a smaller profit compared with the life insurance subsidiary because profits from investment income spreads are included in our investments segment results. We include only investment income credited to contract holders (including interest assumed in life insurance policy reserve calculations) in our life insurance segment results. A profit of $32 million for our life insurance segment in the first six months of 2024, compared with a profit of $21 million for the same period of 2023, was primarily due to more favorable impacts from the unlocking of interest rate and other actuarial assumptions.

Life insurance segment benefits and expenses consist principally of contract holders' (policyholders') benefits incurred related to traditional life and interest-sensitive products and operating expenses incurred, net of deferred acquisition costs. Total benefits decreased in the first six months of 2024 primarily due to more favorable impacts from the unlocking of interest rate and other actuarial assumptions. Life policy and investment contract reserves decreased primarily due to an increase in market value discount rates. Mortality results improved compared with the same period of 2023.

Underwriting expenses for the first six months of 2024 increased compared with the same period a year ago, largely due to higher general insurance expense levels compared to the same period of 2023.

Cincinnati Financial Corporation Second-Quarter 2024 10-Q

We recognize that assets under management, capital appreciation and investment income are integral to evaluating the success of the life insurance segment because of the long duration of life products. On a basis that includes investment income and investment gains or losses from life-insurance-related invested assets, the life insurance subsidiary reported net income of $24 million and $43 million for the three and six months ended June 30, 2024, compared with $21 million and $40 million for the three and six months ended June 30, 2023. The life insurance subsidiary portfolio had net after-tax investment losses of $5 million and $7 million for the three and six months ended June 30, 2024, compared with $2 million and $1 million for the three and six months ended June 30, 2023.

INVESTMENTS RESULTS
Overview
The investments segment contributes investment income and investment gains and losses to results of operations. Investments traditionally are our primary source of pretax and after-tax profits.
Investment Income
Pretax investment income grew 10% for the second quarter and 13% for the first six months of 2024, compared with the same periods of 2023. Interest income increased by $26 million and $55 million for the three and six months ended June 30, 2024, as net purchases of fixed-maturity securities in recent quarters and higher bond yields are working to generally offset effects of the low interest rate environment of the past several years. Dividend income decreased by $1 million in the second quarter and increased by $5 million for the first six months of 2024. In addition to dividend rates generally increasing more slowly in recent quarters, the second-quarter 2024 dividend decrease reflected two unusual items that totaled approximately $2 million. One was an equity holding with a June ex-dividend date in 2023 that was July 1 in 2024. The other was a holding that reduced its dividend rate by 53% after a spin-off transaction. Minor asset allocation adjustments in our equity portfolio in recent quarters have helped offset other factors that unfavorably affected dividend income.

Investments Results

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change
Total investment income, net of expenses	$242	$220	10	$487	$430	13
Investment interest credited to contract holders	(31)	(30)	(3)	(62)	(60)	(3)
Investment gains and losses, net	137	434	(68)	749	540	39
Investments profit, pretax	$348	$624	(44)	$1,174	$910	29

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

(Dollars in millions)	% Yield	Principal redemptions
At June 30, 2024
Fixed-maturity pretax yield profile:
Expected to mature during the remainder of 2024	4.31%	$614
Expected to mature during 2025	4.73	1,387
Expected to mature during 2026	4.99	1,140
Average yield and total expected maturities from the remainder of 2024 through 2026	4.74	$3,141

Cincinnati Financial Corporation Second-Quarter 2024 10-Q

The table below shows the average pretax yield-to-amortized cost for fixed-maturity securities acquired during the periods indicated. The average yield for total fixed-maturity securities acquired during the first six months of 2024 was higher than the 4.60% average yield-to-amortized cost of the fixed-maturity securities portfolio at the end of 2023. Our fixed-maturity portfolio's average yield of 4.64% for the first six months of 2024, from the investment income table below, was also higher than the 4.60% yield for the year-end 2023 fixed-maturities portfolio.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Average pretax yield-to-amortized cost on new fixed-maturities:
Acquired taxable fixed-maturities	6.25%	6.10%	6.09%	6.33%
Acquired tax-exempt fixed-maturities	4.22	4.21	4.16	4.21
Average total fixed-maturities acquired	6.06	5.88	5.92	6.04

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

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change
Investment income:
Interest	$173	$147	18	$342	$287	19
Dividends	69	70	(1)	141	136	4
Other	4	6	(33)	11	13	(15)
Less investment expenses	4	3	33	7	6	17
Investment income, pretax	242	220	10	487	430	13
Less income taxes	40	35	14	81	69	17
Total investment income, after-tax	$202	$185	9	$406	$361	12

Investment returns:
Average invested assets plus cash and cash equivalents	$27,824	$25,114		$27,495	$25,001
Average yield pretax	3.48%	3.50%		3.54%	3.44%
Average yield after-tax	2.90	2.95		2.95	2.89
Effective tax rate	16.7	16.2		16.7	16.1

Fixed-maturity returns:
Average amortized cost	$14,909	$13,535		$14,735	$13,344
Average yield pretax	4.64%	4.34%		4.64%	4.30%
Average yield after-tax	3.81	3.59		3.81	3.55
Effective tax rate	17.9	17.4		17.9	17.4

Cincinnati Financial Corporation Second-Quarter 2024 10-Q

Total Investment Gains and Losses
Investment gains and losses are recognized on the sale of investments, for certain changes in fair values of securities even though we continue to hold the securities or as otherwise required by GAAP. The change in fair value for equity securities still held is included in investment gains and losses and also in net income. The change in unrealized gains or losses for fixed-maturity securities is included as a component of other comprehensive income (OCI). Accounting requirements for the allowance for credit losses for the fixed-maturity portfolio are disclosed in our 2023 Annual Report on Form 10-K, Item 8, Note 1, Summary of Significant Accounting Policies, Page 128.

The table below summarizes total investment gains and losses, before taxes.

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Investment gains and losses:
Equity securities:
Investment gains and losses on securities sold, net	$7	$—	$4	$(4)
Unrealized gains and losses on securities still held, net	142	459	747	568
Subtotal	149	459	751	564
Fixed maturities:
Gross realized gains	4	—	4	1
Gross realized losses	(6)	—	(7)	(1)
Change in allowance for credit losses, net	(16)	(3)	(25)	(3)
Write-down of impaired securities with intent to sell	—	(4)	—	(4)
Subtotal	(18)	(7)	(28)	(7)
Other	6	(18)	26	(17)
Total investment gains and losses reported in net income	137	434	749	540
Change in unrealized investment gains and losses:
Fixed maturities	(75)	(154)	(130)	9
Total	$62	$280	$619	$549

Of the 4,916 fixed-maturity securities in the portfolio, 16 securities were trading below 70% of amortized cost at June 30, 2024. Our asset impairment committee regularly monitors the portfolio, including a quarterly review of the entire portfolio for potential credit losses. We believe that if liquidity in the markets were to significantly deteriorate or economic conditions were to significantly weaken, we could experience declines in portfolio values and possibly increases in the allowance for credit losses or write-downs to fair value.

In the the first six months of 2024, the allowance for credit losses increased $25 million and no fixed-maturity securities were written down to fair value due to an intention to be sold. Fixed-maturity securities written down to fair value due to an intention to be sold were $4 million for the first six months of 2023, in addition to $3 million in changes in the allowance for credit losses.

Cincinnati Financial Corporation Second-Quarter 2024 10-Q

OTHER
We report as Other the noninvestment operations of the parent company and a noninsurance subsidiary, CFC Investment Company. We also report as Other the underwriting results of Cincinnati Re and Cincinnati Global, including earned premiums, loss and loss expenses and underwriting expenses in the table below.

Total revenues for the first six months of 2024 for our Other operations increased, compared with the same period of 2023, primarily due to earned premiums from Cincinnati Re and Cincinnati Global, with increases of $1 million and $2 million, respectively. Cincinnati Re had $273 million of earned premiums for the first six months of 2024 and generated an underwriting profit of $70 million. Cincinnati Global had $96 million of earned premiums for the first six months of 2024 and generated an underwriting profit of $32 million. Total expenses for Other decreased for the first six months of 2024, primarily due to lower loss and loss expenses from Cincinnati Re and Cincinnati Global.

Other income in the table below represents profit before income taxes. For all periods shown, total other income was driven by underwriting profit from Cincinnati Re and Cincinnati Global.

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change
Interest and fees on loans and leases	$2	$1	100	$4	$3	33
Earned premiums	186	172	8	369	366	1
Other revenues	2	1	100	3	2	50
Total revenues	190	174	9	376	371	1
Interest expense	14	13	8	27	27	0
Loss and loss expenses	75	81	(7)	157	183	(14)
Underwriting expenses	52	52	0	110	108	2
Operating expenses	9	7	29	13	12	8
Total expenses	150	153	(2)	307	330	(7)
Total other income	$40	$21	90	$69	$41	68

TAXES
We had $74 million and $272 million of income tax expense for the three and six months ended June 30, 2024, compared with $132 million and $175 million for the same periods of 2023. The effective tax rate for the three and six months ended June 30, 2024, was 19.2% and 20.3% compared with 19.8% and 18.7% for the same periods last year. The change in our effective tax rate between periods was primarily due to large changes in our net investment gains and losses included in income for the periods and changes in underwriting income and investment income.

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

Cincinnati Financial Corporation Second-Quarter 2024 10-Q

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2024, shareholders' equity was $12.777 billion, compared with $12.098 billion at December 31, 2023. Total debt was $815 million at June 30, 2024, unchanged from December 31, 2023. At June 30, 2024, cash and cash equivalents totaled $771 million, compared with $907 million at December 31, 2023.

In addition to our historically positive operating cash flow to meet the needs of operations, we have the ability to slow investing activities or sell a portion of our high-quality, liquid investment portfolio if such need arises. We also have additional capacity to borrow on our revolving short-term line of credit, as described further below.

SOURCES OF LIQUIDITY

Subsidiary Dividends
Our lead insurance subsidiary declared dividends of $290 million to the parent company in the first half of 2024, compared with $284 million for the same period of 2023. For full-year 2023, our lead insurance subsidiary paid dividends totaling $526 million to the parent company. State of Ohio regulatory requirements restrict the dividends our insurance subsidiary can pay. For full-year 2024, total dividends that our insurance subsidiary can pay to our parent company without regulatory approval are approximately $729 million.

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

The table below shows a summary of the operating cash flow for property casualty insurance (direct method):

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change
Premiums collected	$2,206	$1,939	14	$4,250	$3,781	12
Loss and loss expenses paid	(1,067)	(1,081)	1	(2,104)	(2,127)	1
Commissions and other underwriting expenses paid	(615)	(546)	(13)	(1,423)	(1,256)	(13)
Cash flow from underwriting	524	312	68	723	398	82
Investment income received	176	149	18	341	296	15
Cash flow from operations	$700	$461	52	$1,064	$694	53

Collected premiums for property casualty insurance rose $469 million during the first six months of 2024, compared with the same period in 2023. Loss and loss expenses paid for the 2024 period decreased $23 million. Commissions and other underwriting expenses paid increased $167 million.

We discuss our future obligations for claims payments and for underwriting expenses in our 2023 Annual Report on Form 10-K, Item 7, Obligations, Page 97.
Cincinnati Financial Corporation Second-Quarter 2024 10-Q

Capital Resources
At June 30, 2024, our debt-to-total-capital ratio was 6.0%, considerably below our 35% covenant threshold, with $790 million in long-term debt and $25 million in borrowing on our revolving short-term line of credit. At June 30, 2024, $275 million was available for future cash management needs as part of the general provisions of the line of credit agreement, with another $300 million available as part of an accordion feature. Based on our capital requirements at June 30, 2024, we do not anticipate a material increase in debt levels exceeding the available line of credit amount during the year. As a result, we expect changes in our debt-to-total-capital ratio to continue to be largely a function of the contribution of unrealized investment gains or losses to shareholders' equity. We have an unsecured letter of credit agreement that provides a portion of the capital needed to support Cincinnati Global's obligations at Lloyd's. The amount of this unsecured letter of credit agreement was $94 million at June 30, 2024, with no amounts drawn.

We provide details of our three long-term notes in this quarterly report Item 1, Note 3, Fair Value Measurements. None of the notes are encumbered by rating triggers.

Four independent ratings firms award insurer financial strength ratings to our property casualty insurance companies and three firms rate our life insurance company. Those firms made no changes to our parent company debt ratings during the first half of 2024. Our debt ratings are discussed in our 2023 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, Long-Term Debt, Page 96.

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

Other Commitments
In addition to our contractual obligations, we have other property casualty operational commitments:
•Commissions – Commissions paid were $934 million in the first half of 2024. Commission payments generally track with written premiums, except for annual profit-sharing commissions typically paid during the first quarter of the year.
•Other underwriting expenses – Many of our underwriting expenses are not contractual obligations, but reflect the ongoing expenses of our business. Noncommission underwriting expenses paid were $489 million in the first half of 2024.
There were no contributions to our qualified pension plan during the first half of 2024.

Cincinnati Financial Corporation Second-Quarter 2024 10-Q

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

Uses of Capital
Uses of cash to enhance shareholder return include dividends to shareholders and shares acquired under our repurchase program. In January 2024, the board of directors declared regular quarterly cash dividends of 81 cents per share for an indicated annual rate of $3.24 per share. During the first six months of 2024, we used $241 million to pay cash dividends to shareholders.

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

Total gross reserves at June 30, 2024, increased $519 million compared with December 31, 2023. Case loss reserves increased by $33 million, IBNR loss reserves increased by $445 million and loss expense reserves increased by $41 million. The total gross increase was primarily due to our commercial casualty, commercial property and homeowner lines of business and also our excess and surplus lines insurance segment.

Cincinnati Financial Corporation Second-Quarter 2024 10-Q

Property Casualty Gross Reserves

(Dollars in millions)	Loss reserves		Loss expense reserves	Total gross reserves
	Case reserves	IBNR reserves			Percent of total
At June 30, 2024
Commercial lines insurance:
Commercial casualty	$1,176	$1,319	$799	$3,294	34.7%
Commercial property	319	212	88	619	6.5
Commercial auto	426	341	146	913	9.6
Workers' compensation	396	567	86	1,049	11.1
Other commercial	151	37	118	306	3.2
Subtotal	2,468	2,476	1,237	6,181	65.1
Personal lines insurance:
Personal auto	247	92	79	418	4.4
Homeowner	244	168	69	481	5.1
Other personal	95	130	8	233	2.4
Subtotal	586	390	156	1,132	11.9
Excess and surplus lines	358	385	253	996	10.5
Cincinnati Re	157	798	6	961	10.1
Cincinnati Global	126	95	3	224	2.4
Total	$3,695	$4,144	$1,655	$9,494	100.0%
At December 31, 2023
Commercial lines insurance:
Commercial casualty	$1,111	$1,205	$792	$3,108	34.6%
Commercial property	362	116	81	559	6.3
Commercial auto	418	303	142	863	9.6
Workers' compensation	431	540	89	1,060	11.8
Other commercial	143	26	128	297	3.3
Subtotal	2,465	2,190	1,232	5,887	65.6
Personal lines insurance:
Personal auto	222	74	73	369	4.1
Homeowner	215	122	58	395	4.4
Other personal	101	119	6	226	2.5
Subtotal	538	315	137	990	11.0
Excess and surplus lines	360	336	236	932	10.4
Cincinnati Re	158	747	6	911	10.2
Cincinnati Global	141	111	3	255	2.8
Total	$3,662	$3,699	$1,614	$8,975	100.0%

LIFE POLICY AND INVESTMENT CONTRACT RESERVES
Gross life policy and investment contract reserves were $2.966 billion at June 30, 2024, compared with $3.068 billion at year-end 2023, primarily due to an increase in market value discount rates. We discussed our life insurance reserving practices in our 2023 Annual Report on Form 10-K, Item 7, Life Insurance Policyholder Obligations and Reserves, Page 104, and updated that disclosure in this quarterly report Item 1, Note 1, Accounting Policies.
Cincinnati Financial Corporation Second-Quarter 2024 10-Q

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

The fair value of our investment portfolio was $26.043 billion at June 30, 2024, up $1.263 billion from year-end 2023, including a $618 million increase in the fixed-maturity portfolio and a $645 million increase in the equity portfolio.

(Dollars in millions)	At June 30, 2024				At December 31, 2023
	Cost or amortized cost	Percent of total	Fair value	Percent of total	Cost or amortized cost	Percent of total	Fair value	Percent of total
Taxable fixed maturities	$11,152	57.5%	$10,584	40.7%	$10,414	55.8%	$9,889	40.0%
Tax-exempt fixed maturities	3,957	20.4	3,825	14.7	3,947	21.2	3,902	15.7
Common equities	3,870	20.0	11,283	43.3	3,869	20.8	10,641	42.9
Nonredeemable preferred equities	408	2.1	351	1.3	413	2.2	348	1.4
Total	$19,387	100.0%	$26,043	100.0%	$18,643	100.0%	$24,780	100.0%

At June 30, 2024, substantially all of our consolidated investment portfolio, measured at fair value, is classified as Level 1 or Level 2. See Item 1, Note 3, Fair Value Measurements, for additional discussion of our valuation techniques.

In addition to our investment portfolio, the total investments amount reported in our condensed consolidated balance sheets includes Other invested assets. Other invested assets included $507 million of private equity investments, $81 million of real estate through direct property ownership and development projects in the United States, $35 million of life policy loans and $18 million in Lloyd's deposit at June 30, 2024.
Cincinnati Financial Corporation Second-Quarter 2024 10-Q

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

In the first six months of 2024, the increase in fair value of our fixed-maturity portfolio was due to net purchases of securities, partially offset by an increase in our net unrealized loss position that reflected an increase in U.S. Treasury yields. At June 30, 2024, our fixed-maturity portfolio with an average rating of A2/A was valued at 95.4% of its amortized cost, compared with 96.0% at December 31, 2023.

At June 30, 2024, our investment-grade fixed-maturity securities represented 96.6% of the portfolio based on ratings provided by nationally recognized statistical rating organizations or the Securities Valuation Office of the National Association of Insurance Commissioners.

Attributes of the fixed-maturity portfolio include:

	At June 30, 2024		At December 31, 2023
Weighted average yield-to-amortized cost	4.64%		4.60%
Weighted average maturity	8.5	yrs	7.9	yrs
Effective duration	4.4	yrs	4.3	yrs

We discuss maturities of our fixed-maturity portfolio in our 2023 Annual Report on Form 10-K, Item 8, Note 2, Investments, Page 137, and in this quarterly report Item 2, Investments Results.
Cincinnati Financial Corporation Second-Quarter 2024 10-Q

TAXABLE FIXED MATURITIES
Our taxable fixed-maturity portfolio, with a fair value of $10.584 billion at June 30, 2024, included:

(Dollars in millions)	At June 30, 2024	At December 31, 2023
Investment-grade corporate	$7,308	$7,040
States, municipalities and political subdivisions	786	801
Noninvestment-grade corporate	417	412
Government-sponsored enterprises	1,607	1,224
Asset-backed	247	187
United States government	186	200
Foreign government	33	25
Total	$10,584	$9,889

Our strategy is to buy, and typically hold, fixed-maturity investments to maturity, but we monitor credit profiles and fair value movements when determining holding periods for individual securities. With the exception of United States agency issues that include government-sponsored enterprises, no individual issuer's securities accounted for more than 0.9% of the taxable fixed-maturity portfolio at June 30, 2024. Our investment-grade corporate bonds had an average rating of Baa1 by Moody's or BBB+ by S&P Global Ratings and represented 69.0% of the taxable fixed-maturity portfolio's fair value at June 30, 2024, compared with 71.2% at year-end 2023.

The heaviest concentration in our investment-grade corporate bond portfolio, based on fair value at
June 30, 2024, was the financial sector. It represented 37.2% of our investment-grade corporate bond portfolio, compared with 38.2% at year-end 2023. The energy and utility sectors each represented 10.8%, compared with 11.2% and less than 10%, respectively, at year-end 2023. No other sector exceeded 10% of our investment-grade corporate bond portfolio.

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

Our taxable fixed-maturity portfolio at June 30, 2024, included $247 million of asset-backed securities with an average rating of Aa3/AA-.
TAX-EXEMPT FIXED MATURITIES
At June 30, 2024, we had $3.825 billion of tax-exempt fixed-maturity securities with an average rating of Aa2/AA by Moody's and S&P Global Ratings. We traditionally have purchased municipal bonds focusing on general obligation and essential services issues, such as water, waste disposal or others. The portfolio is well diversified among approximately 1,800 municipal bond issuers. No single municipal issuer accounted for more than 0.5% of the tax-exempt fixed-maturity portfolio at June 30, 2024.

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

Cincinnati Financial Corporation Second-Quarter 2024 10-Q

The table below summarizes the effect of hypothetical changes in interest rates on the fair value of the fixed-maturity portfolio:

(Dollars in millions)	Effect from interest rate change in basis points
	-200	-100	—	100	200
At June 30, 2024	$15,661	$15,038	$14,409	$13,744	$13,055
At December 31, 2023	$14,962	$14,375	$13,791	$13,179	$12,543

The effective duration of the fixed-maturity portfolio as of June 30, 2024, was 4.4 years, up from 4.3 years at the end of 2023. The above table is a theoretical presentation showing that an instantaneous, parallel shift in the yield curve of 100 basis points could produce an approximately 4.5% change in the fair value of the fixed-maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value are to changes in the general level of interest rates, exclusive of call features. The fair values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.

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

EQUITY INVESTMENTS
Our equity investments, with a fair value totaling $11.634 billion at June 30, 2024, included $11.283 billion of common stock securities of companies generally with strong indications of paying and growing their dividends. Other criteria we evaluate include increasing sales and earnings, proven management and a favorable outlook. We believe our equity investment style is an appropriate long-term strategy. While our long-term financial position would be affected by prolonged changes in the market valuation of our investments, we believe our strong surplus position and cash flow provide a cushion against short-term fluctuations in valuation. Continued payment of cash dividends by the issuers of our common equity holdings can provide a floor to their valuation.

The table below summarizes the effect of hypothetical changes in market prices on fair value of our equity portfolio.

(Dollars in millions)	Effect from market price change in percent
	-30%	-20%	-10%	—	10%	20%	30%
At June 30, 2024	$8,144	$9,307	$10,471	$11,634	$12,797	$13,961	$15,124
At December 31, 2023	$7,692	$8,791	$9,890	$10,989	$12,088	$13,187	$14,286

At June 30, 2024, Microsoft (Nasdaq:MSFT) was our largest single common stock holding with a fair value of $1.001 billion, or 8.9% of our publicly traded common stock portfolio and 3.8% of the total investment portfolio. Thirty-eight holdings among eight different sectors each had a fair value greater than $100 million.

Cincinnati Financial Corporation Second-Quarter 2024 10-Q

Common Stock Portfolio Industry Sector Distribution

	Percent of common stock portfolio
	At June 30, 2024		At December 31, 2023
	Cincinnati Financial	S&P 500 Industry Weightings	Cincinnati Financial	S&P 500 Industry Weightings
Sector:
Information technology	36.3%	32.4%	33.1%	28.9%
Financial	13.1	12.4	13.9	13.0
Industrials	11.9	8.1	11.9	8.8
Healthcare	10.7	11.7	11.6	12.6
Consumer staples	6.8	5.8	7.0	6.2
Consumer discretionary	6.6	10.0	7.0	10.8
Energy	4.3	3.6	4.1	3.9
Materials	4.2	2.2	4.7	2.4
Utilities	2.7	2.3	2.7	2.3
Real estate	2.1	2.2	2.6	2.5
Telecomm services	1.3	9.3	1.4	8.6
Total	100.0%	100.0%	100.0%	100.0%

UNREALIZED INVESTMENT GAINS AND LOSSES
At June 30, 2024, unrealized investment gains before taxes for the fixed-maturity portfolio totaled $67 million and unrealized investment losses amounted to $767 million before taxes.

The $700 million net unrealized loss position in our fixed-maturity portfolio at June 30, 2024, increased in the first six months of 2024, primarily due to an increase in U.S. Treasury yields. The net loss position for our current fixed-maturity holdings will naturally decline over time as individual securities approach maturity. In addition, changes in interest rates can cause rapid, significant changes in fair values of fixed-maturity securities and the net loss position, as discussed in Quantitative and Qualitative Disclosures About Market Risk.

For federal income tax purposes, taxes on gains from appreciated investments generally are not due until securities are sold. We believe that the appreciated value of equity securities, compared with the cost of securities that is generally used as a tax basis, is a useful measure to help evaluate how fair value can change over time. On this basis, the net unrealized investment gains at June 30, 2024, consisted of a net gain position in our equity portfolio of $7.356 billion. Events or factors such as economic growth or recession can affect the fair value and unrealized investment gains of our equity securities. The five largest holdings in our common stock portfolio were Microsoft, Apple (Nasdaq:AAPL), Broadcom Inc. (Nasdaq:AVGO), JPMorgan Chase & Co (NYSE:JPM) and UnitedHealth Group Inc (NYSE:UNH), which had a combined fair value of $3.484 billion.

Unrealized Investment Losses
We expect the number of fixed-maturity securities trading below amortized cost to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, amortized costs for some securities are revised through write-downs recognized in prior periods. At June 30, 2024, 3,784 of the 4,916 fixed-maturity securities we owned had fair values below amortized cost, compared with 2,840 of the 4,738 securities we owned at year-end 2023. The 3,784 holdings with fair values below amortized cost at June 30, 2024, represented 78.7% of the fair value of our fixed-maturity investment portfolio and $767 million in unrealized losses.
•2,806 of the 3,784 holdings had fair value between 90% and 100% of amortized cost at June 30, 2024. These primarily consist of securities whose current valuation is largely the result of interest rate factors. The fair value of these 2,806 securities was $9.195 billion, and they accounted for $276 million in unrealized losses.
•962 of the 3,784 fixed-maturity holdings had fair value between 70% and 90% of amortized cost at
June 30, 2024. We believe the 962 fixed-maturity securities will continue to pay interest and ultimately pay principal upon maturity. The issuers of these 962 securities have strong cash flow to service their debt and meet
Cincinnati Financial Corporation Second-Quarter 2024 10-Q

their contractual obligation to make principal payments. The fair value of these securities was $2.115 billion, and they accounted for $474 million in unrealized losses.
•16 of the 3,784 fixed-maturity holdings had fair value below 70% of amortized cost at June 30, 2024. We believe these fixed-maturity securities will continue to pay interest and ultimately pay principal upon maturity. The fair value of these securities was $32 million, and they accounted for $17 million in unrealized losses.

The table below reviews fair values and unrealized losses by investment category and by the overall duration of the securities' continuous unrealized loss position.

(Dollars in millions)	Less than 12 months		12 months or more		Total
At June 30, 2024	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed-maturity securities:
Corporate	$1,004	$17	$5,413	$458	$6,417	$475
States, municipalities and political subdivisions	1,390	20	2,090	253	3,480	273
Government-sponsored enterprises	819	2	242	3	1,061	5
Asset-backed	54	—	119	10	173	10
United States government	78	—	101	4	179	4
Foreign government	25	—	7	—	32	—
Total	$3,370	$39	$7,972	$728	$11,342	$767
At December 31, 2023
Fixed-maturity securities:
Corporate	$379	$13	$5,560	$441	$5,939	$454
States, municipalities and political subdivisions	313	2	1,932	206	2,245	208
Government-sponsored enterprises	652	3	113	3	765	6
Asset-backed	5	—	172	16	177	16
United States government	32	—	129	3	161	3
Foreign government	3	—	6	—	9	—
Total	$1,384	$18	$7,912	$669	$9,296	$687

At June 30, 2024, applying our invested asset impairment policy, we determined that the total of $767 million, for securities in an unrealized loss position in the table above, was not the result of a credit loss.

During the first six months of 2024, no fixed maturity securities were written down to fair value, due to an intention to be sold. The allowance for credit losses increased $25 million during the first six months of 2024. During the first six months of 2023, one fixed-maturity security was written down to fair value, due to an intention to be sold, resulting in $4 million of noncash charges. Changes in allowance for credit losses were $3 million during the first six months of 2023.

During the full year of 2023, we wrote down one security and recorded $4 million in impairment charges. At December 31, 2023, 2,840 fixed-maturity securities with a total unrealized loss of $687 million were in an unrealized loss position. Of that total, 20 fixed-maturity securities had fair values below 70% of amortized cost.

Cincinnati Financial Corporation Second-Quarter 2024 10-Q

The following table summarizes the investment portfolio by severity of decline:

(Dollars in millions)	Number of issues	Amortized cost	Fair value	Gross unrealized gain (loss)	Gross investment income
At June 30, 2024
Taxable fixed maturities:
Fair valued below 70% of amortized cost	10	$39	$25	$(14)	$1
Fair valued at 70% to less than 100% of amortized cost	2,044	9,154	8,548	(606)	205
Fair valued at 100% and above of amortized cost	447	1,959	2,011	52	59
Investment income on securities sold in current year	—	—	—	—	10
Total	2,501	11,152	10,584	(568)	275
Tax-exempt fixed maturities:
Fair valued below 70% of amortized cost	6	10	7	(3)	—
Fair valued at 70% to less than 100% of amortized cost	1,724	2,906	2,762	(144)	46
Fair valued at 100% and above of amortized cost	685	1,041	1,056	15	20
Investment income on securities sold in current year	—	—	—	—	1
Total	2,415	3,957	3,825	(132)	67
Fixed-maturities summary:
Fair valued below 70% of amortized cost	16	49	32	(17)	1
Fair valued at 70% to less than 100% of amortized cost	3,768	12,060	11,310	(750)	251
Fair valued at 100% and above of amortized cost	1,132	3,000	3,067	67	79
Investment income on securities sold in current year	—	—	—	—	11
Total	4,916	$15,109	$14,409	$(700)	$342

At December 31, 2023
Fixed-maturities summary:
Fair valued below 70% of amortized cost	20	$67	$44	$(23)	$3
Fair valued at 70% to less than 100% of amortized cost	2,820	9,916	9,252	(664)	409
Fair valued at 100% and above of amortized cost	1,898	4,378	4,495	117	162
Investment income on securities sold in current year	—	—	—	—	26
Total	4,738	$14,361	$13,791	$(570)	$600

See our 2023 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Asset Impairment, Page 58.

Cincinnati Financial Corporation Second-Quarter 2024 10-Q

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures – The company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)).

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company's management, with the participation of the company's chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of June 30, 2024. Based upon that evaluation, the company's chief executive officer and chief financial officer concluded that the design and operation of the company's disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure:
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
Changes in Internal Control over Financial Reporting – During the three months ended June 30, 2024, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Cincinnati Financial Corporation Second-Quarter 2024 10-Q

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

Cincinnati Financial Corporation Second-Quarter 2024 10-Q

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any of our shares that were not registered under the Securities Act during the first six months of 2024. Our repurchase program does not have an expiration date. On January 26, 2018, an additional 15 million shares were authorized, which expanded our current repurchase program. We have 5,651,785 shares available for purchase under our programs at June 30, 2024.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1-30, 2024	108,834	$115.47	108,834	5,937,951
May 1-31, 2024	286,166	116.66	286,166	5,651,785
June 1-30, 2024	—	—	—	5,651,785
Totals	395,000	116.33	395,000

Cincinnati Financial Corporation Second-Quarter 2024 10-Q

Item 5.    Other Information
Neither the company nor any of our officers or directors adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement as defined by Item 408(a) and Item 408(d) of Regulation S-K during the last fiscal quarter.

Cincinnati Financial Corporation Second-Quarter 2024 10-Q

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

10.1	First Amendment to the Cincinnati Financial Corporation Top Hat Savings Plan dated January 1, 2018
31A	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Executive Officer
31B	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 – Chief Financial Officer
32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Cincinnati Financial Corporation Second-Quarter 2024 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINCINNATI FINANCIAL CORPORATION
Date: July 25, 2024

/S/ Michael J. Sewell
Michael J. Sewell, CPA
Chief Financial Officer, Executive Vice President and Treasurer
(Principal Accounting Officer)
Cincinnati Financial Corporation Second-Quarter 2024 10-Q