Form 10-Q
period 2024-09-30
CINCINNATI FINANCIAL CORP
filed 2024-10-24
CIK 20286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
 (Mark one)
☑       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2024.
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
☐Yes ☑ No
As of October 18, 2024, there were 156,315,102 shares of common stock outstanding.

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED September 30, 2024

Cincinnati Financial Corporation Third-Quarter 2024 10-Q

Part I – Financial Information
Item 1.    Financial Statements (unaudited)

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

(Dollars in millions, except per share data)	September 30,	December 31,
	2024	2023
Assets
Investments
Fixed maturities, at fair value (amortized cost: 2024—$16,074; 2023—$14,361)	$15,871	$13,791
Equity securities, at fair value (cost: 2024—$4,034; 2023—$4,282)	11,570	10,989
Other invested assets	663	577
Total investments	28,104	25,357
Cash and cash equivalents	1,752	907
Investment income receivable	199	192
Finance receivable	116	108
Premiums receivable	3,012	2,592
Reinsurance recoverable	548	651
Prepaid reinsurance premiums	94	55
Deferred policy acquisition costs	1,241	1,093
Land, building and equipment, net, for company use (accumulated depreciation: 2024—$342; 2023—$337)	215	208
Other assets	785	681
Separate accounts	943	925
Total assets	$37,009	$32,769

Liabilities
Insurance reserves
Loss and loss expense reserves	$9,928	$9,050
Life policy and investment contract reserves	3,069	3,068
Unearned premiums	4,874	4,119
Other liabilities	1,917	1,311
Deferred income tax	1,600	1,324
Note payable	25	25
Long-term debt and lease obligations	849	849
Separate accounts	943	925
Total liabilities	23,205	20,671

Commitments and contingent liabilities (Note 12)

Shareholders' Equity
Common stock, par value—$2 per share; (authorized: 2024 and 2023—500 million shares; issued: 2024 and 2023—198.3 million shares)	397	397
Paid-in capital	1,482	1,437
Retained earnings	14,591	13,084
Accumulated other comprehensive loss	(150)	(435)
Treasury stock at cost (2024—42.0 million shares and 2023—41.3 million shares)	(2,516)	(2,385)
Total shareholders' equity	13,804	12,098
Total liabilities and shareholders' equity	$37,009	$32,769

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation Third-Quarter 2024 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Income

(Dollars in millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenues
Earned premiums	$2,297	$2,033	$6,524	$5,894
Investment income, net of expenses	258	225	745	655
Investment gains and losses, net	758	(456)	1,507	84
Fee revenues	4	6	13	16
Other revenues	3	3	10	8
Total revenues	3,320	1,811	8,799	6,657
Benefits and Expenses
Insurance losses and contract holders' benefits	1,578	1,332	4,407	4,070
Underwriting, acquisition and insurance expenses	683	609	1,954	1,744
Interest expense	13	13	40	40
Other operating expenses	6	5	19	17
Total benefits and expenses	2,280	1,959	6,420	5,871
Income (Loss) Before Income Taxes	1,040	(148)	2,379	786
Provision (Benefit) for Income Taxes
Current	171	57	293	124
Deferred	49	(106)	199	2
Total provision (benefit) for income taxes	220	(49)	492	126
Net Income (Loss)	$820	$(99)	$1,887	$660
Per Common Share
Net income (loss) — basic	$5.25	$(0.63)	$12.06	$4.20
Net income (loss) — diluted	5.20	(0.63)	11.97	4.17

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation Third-Quarter 2024 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net Income (Loss)	$820	$(99)	$1,887	$660
Other Comprehensive Income (Loss)
Change in unrealized gains and losses on investments, net of tax (benefit) of $106, $(79), $78 and $(76), respectively	391	(290)	289	(284)
Amortization of pension actuarial loss (gain) and prior service cost, net of tax (benefit) of $0, $0, $0 and $(2), respectively	—	—	1	(5)
Change in life policy reserves, reinsurance recoverable and other, net of tax (benefit) of $(20), $22, $(2) and $19, respectively	(71)	89	(5)	76
Other comprehensive income (loss)	320	(201)	285	(213)
Comprehensive Income (Loss)	$1,140	$(300)	$2,172	$447

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Third-Quarter 2024 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Common Stock
Beginning of period	$397	$397	$397	$397
Share-based awards	—	—	—	—
End of period	397	397	397	397

Paid-In Capital
Beginning of period	1,466	1,410	1,437	1,392
Share-based awards	4	1	4	(5)
Share-based compensation	10	9	36	31
Other	2	2	5	4
End of period	1,482	1,422	1,482	1,422

Retained Earnings
Beginning of period	13,897	12,235	13,084	11,711
Net income (loss)	820	(99)	1,887	660
Dividends declared	(126)	(118)	(380)	(353)
End of period	14,591	12,018	14,591	12,018

Accumulated Other Comprehensive Loss
Beginning of period	(470)	(626)	(435)	(614)
Other comprehensive income (loss)	320	(201)	285	(213)
End of period	(150)	(827)	(150)	(827)

Treasury Stock
Beginning of period	(2,513)	(2,386)	(2,385)	(2,324)
Share-based awards	3	1	15	8
Shares acquired - share repurchase authorization	—	—	(121)	(67)
Shares acquired - share-based compensation plans	(7)	(2)	(26)	(5)
Other	1	1	1	2
End of period	(2,516)	(2,386)	(2,516)	(2,386)

Total Shareholders' Equity	$13,804	$10,624	$13,804	$10,624

(In millions, except per common share)
Common Stock - Shares Outstanding
Beginning of period	156.2	156.8	157.0	157.1
Share-based awards	0.1	—	0.5	0.3
Shares acquired - share repurchase authorization	—	—	(1.1)	(0.6)
Shares acquired - share-based compensation plans	(0.1)	—	(0.2)	—
Other	0.1	0.1	0.1	0.1
End of period	156.3	156.9	156.3	156.9

Dividends declared per common share	$0.81	$0.75	$2.43	$2.25

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation Third-Quarter 2024 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

(Dollars in millions)	Nine months ended September 30,
	2024	2023
Cash Flows From Operating Activities
Net income	$1,887	$660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	115	88
Investment gains and losses, net	(1,499)	(69)
Interest credited to contract holders	34	33
Deferred income tax expense	199	2
Changes in:
Premiums and reinsurance receivable	(356)	(392)
Deferred policy acquisition costs	(148)	(88)
Other assets	(8)	(30)
Loss and loss expense reserves	878	677
Life policy and investment contract reserves	54	73
Unearned premiums	755	506
Other liabilities	55	8
Current income tax receivable/payable	41	7
Net cash provided by operating activities	2,007	1,475
Cash Flows From Investing Activities
Sale, call or maturity of fixed maturities	2,354	826
Sale of equity securities	1,332	68
Purchase of fixed maturities	(3,797)	(1,853)
Purchase of equity securities	(282)	(157)
Changes in finance receivables	(10)	(10)
Investment in building and equipment	(18)	(10)
Change in other invested assets, net	(68)	(102)
Net cash used in investing activities	(489)	(1,238)
Cash Flows From Financing Activities
Payment of cash dividends to shareholders	(365)	(338)
Shares acquired - share repurchase authorization	(121)	(67)
Changes in note payable	—	(25)
Proceeds from stock options exercised	7	7
Contract holders' funds deposited	58	67
Contract holders' funds withdrawn	(152)	(165)
Other	(100)	(81)
Net cash used in financing activities	(673)	(602)
Net change in cash and cash equivalents	845	(365)
Cash and cash equivalents at beginning of year	907	1,264
Cash and cash equivalents at end of period	$1,752	$899
Supplemental Disclosures of Cash Flow Information:
Interest paid	$27	$28
Income taxes paid	221	94
Noncash Activities
Equipment acquired under finance lease obligations	$13	$10
Share-based compensation	41	15
Other assets and other liabilities	562	120

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation Third-Quarter 2024 10-Q

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

Our September 30, 2024, condensed consolidated financial statements are unaudited. We believe that we have made all adjustments, consisting only of normal recurring accruals, that are necessary for fair presentation. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our 2023 Annual Report on Form 10-K. The results of operations for interim periods do not necessarily indicate results to be expected for the full year.

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

Cincinnati Financial Corporation Third-Quarter 2024 10-Q

NOTE 2 – Investments
The following table provides amortized cost, gross unrealized gains, gross unrealized losses and fair value for our fixed-maturity securities:

(Dollars in millions)	Amortized cost	Gross unrealized		Fair value
At September 30, 2024		gains	losses
Fixed-maturity securities:
Corporate	$8,407	$150	$218	$8,339
States, municipalities and political subdivisions	4,944	41	176	4,809
Government-sponsored enterprises	2,147	5	1	2,151
Asset-backed	317	4	7	314
United States government	228	1	2	227
Foreign government	31	—	—	31
Total	$16,074	$201	$404	$15,871
At December 31, 2023
Fixed-maturity securities:
Corporate	$7,836	$70	$454	$7,452
States, municipalities and political subdivisions	4,867	44	208	4,703
Government-sponsored enterprises	1,227	3	6	1,224
Asset-backed	203	—	16	187
United States government	203	—	3	200
Foreign government	25	—	—	25
Total	$14,361	$117	$687	$13,791

The decrease in net unrealized investment losses in our fixed-maturity portfolio at September 30, 2024, is primarily due to a decrease in U.S. Treasury yields and a tightening of corporate credit spreads as well as realized losses on sales of some lower-yielding fixed maturities. Our asset-backed securities had an average rating of Aa2/AA- and Aa3/AA- at September 30, 2024, and December 31, 2023, respectively.

Cincinnati Financial Corporation Third-Quarter 2024 10-Q

The table below provides fair values and gross unrealized losses by investment category and by the duration of the securities' continuous unrealized loss positions:

(Dollars in millions)	Less than 12 months		12 months or more		Total
At September 30, 2024	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed-maturity securities:
Corporate	$402	$5	$3,937	$213	$4,339	$218
States, municipalities and political subdivisions	287	4	2,000	172	2,287	176
Government-sponsored enterprises	715	1	128	—	843	1
Asset-backed	48	—	99	7	147	7
United States government	—	—	103	2	103	2
Foreign government	—	—	5	—	5	—
Total	$1,452	$10	$6,272	$394	$7,724	$404
At December 31, 2023
Fixed-maturity securities:
Corporate	$379	$13	$5,560	$441	$5,939	$454
States, municipalities and political subdivisions	313	2	1,932	206	2,245	208
Government-sponsored enterprises	652	3	113	3	765	6
Asset-backed	5	—	172	16	177	16
United States government	32	—	129	3	161	3
Foreign government	3	—	6	—	9	—
Total	$1,384	$18	$7,912	$669	$9,296	$687

Contractual maturity dates for fixed-maturities securities were:

(Dollars in millions)	Amortized cost	Fair value	% of fair value
At September 30, 2024
Maturity dates:
Due in one year or less	$1,198	$1,194	7.5%
Due after one year through five years	4,011	3,993	25.2
Due after five years through ten years	3,554	3,542	22.3
Due after ten years	7,311	7,142	45.0
Total	$16,074	$15,871	100.0%

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Cincinnati Financial Corporation Third-Quarter 2024 10-Q

The following table provides investment income and investment gains and losses, net:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Investment income:
Interest	$187	$154	$529	$441
Dividends	68	69	209	205
Other	7	5	18	18
Total	262	228	756	664
Less investment expenses	4	3	11	9
Total	$258	$225	$745	$655

Investment gains and losses, net:
Equity securities:
Investment gains and losses on securities sold, net	$24	$(5)	$146	$2
Unrealized gains and losses on securities still held, net	817	(458)	1,446	99
Subtotal	841	(463)	1,592	101
Fixed-maturity securities:
Gross realized gains	1	1	5	2
Gross realized losses	(87)	(1)	(94)	(2)
Change in allowance for credit losses, net	—	1	(25)	(2)
Write-down of impaired securities with intent to sell	—	—	—	(4)
Subtotal	(86)	1	(114)	(6)

Other	3	6	29	(11)
Total	$758	$(456)	$1,507	$84

The fair value of our equity portfolio was $11.570 billion and $10.989 billion at September 30, 2024, and December 31, 2023, respectively. Apple, Inc. (Nasdaq:AAPL) and Microsoft Corporation (Nasdaq:MSFT), equity holdings, were our largest single investment holdings with a fair value of $885 million and $842 million, which was 7.9% and 7.9% of our publicly traded common equities portfolio and 3.2% and 3.4% of the total investment portfolio at September 30, 2024, and December 31, 2023, respectively.

The allowance for credit losses on fixed-maturity securities was $39 million and $18 million at September 30, 2024, and December 31, 2023, respectively.

There were 2,495 and 2,840 fixed-maturity securities in a total unrealized loss position of $404 million and $687 million at September 30, 2024, and December 31, 2023, respectively. Of those totals, 5 and 20 fixed-maturity securities had fair values below 70% of amortized cost at September 30, 2024, and December 31, 2023, respectively.
Cincinnati Financial Corporation Third-Quarter 2024 10-Q

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

Fair Value Disclosures for Assets
The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis at September 30, 2024, and December 31, 2023. We do not have any liabilities carried at fair value.

(Dollars in millions)	Level 1	Level 2	Level 3	Total
At September 30, 2024
Fixed maturities, available for sale:
Corporate	$—	$8,339	$—	$8,339
States, municipalities and political subdivisions	—	4,809	—	4,809
Government-sponsored enterprises	—	2,151	—	2,151
Asset-backed	—	314	—	314
United States government	227	—	—	227
Foreign government	—	31	—	31
Subtotal	227	15,644	—	15,871
Common equities	11,200	—	—	11,200
Nonredeemable preferred equities	—	370	—	370
Separate accounts taxable fixed maturities	—	894	—	894
Top Hat savings plan mutual funds and common equity (included in Other assets)	84	—	—	84
Total	$11,511	$16,908	$—	$28,419

At December 31, 2023
Fixed maturities, available for sale:
Corporate	$—	$7,452	$—	$7,452
States, municipalities and political subdivisions	—	4,703	—	4,703
Government-sponsored enterprises	—	1,224	—	1,224
Asset-backed	—	187	—	187
United States government	200	—	—	200
Foreign government	—	25	—	25
Subtotal	200	13,591	—	13,791
Common equities	10,641	—	—	10,641
Nonredeemable preferred equities	—	348	—	348
Separate accounts taxable fixed maturities	—	854	—	854
Top Hat savings plan mutual funds and common equity (included in Other assets)	67	—	—	67
Total	$10,908	$14,793	$—	$25,701

We also held Level 1 cash and cash equivalents of $1.752 billion and $907 million at September 30, 2024, and December 31, 2023, respectively.
Cincinnati Financial Corporation Third-Quarter 2024 10-Q

Fair Value Disclosures for Assets and Liabilities Not Carried at Fair Value
The disclosures below are presented to provide information about the effects of current market conditions on financial instruments that are not reported at fair value in our condensed consolidated financial statements.

This table summarizes the book value and principal amounts of our long-term debt:

(Dollars in millions)			Book value		Principal amount
Interest rate	Year of issue		September 30,	December 31,	September 30,	December 31,
			2024	2023	2024	2023
6.900%	1998	Senior debentures, due 2028	$27	$27	$28	$28
6.920%	2005	Senior debentures, due 2028	391	391	391	391
6.125%	2004	Senior notes, due 2034	372	372	374	374
Total			$790	$790	$793	$793

The following table shows fair values of our note payable and long-term debt:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
At September 30, 2024
Note payable	$—	$25	$—	$25
6.900% senior debentures, due 2028	—	30	—	30
6.920% senior debentures, due 2028	—	427	—	427
6.125% senior notes, due 2034	—	407	—	407
Total	$—	$889	$—	$889

At December 31, 2023
Note payable	$—	$25	$—	$25
6.900% senior debentures, due 2028	—	29	—	29
6.920% senior debentures, due 2028	—	420	—	420
6.125% senior notes, due 2034	—	394	—	394
Total	$—	$868	$—	$868

The following table shows the fair value of our life policy loans included in other invested assets and the fair values of our deferred annuities and structured settlements included in life policy and investment contract reserves:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
At September 30, 2024
Life policy loans	$—	$—	$41	$41

Deferred annuities	$—	$—	$576	$576
Structured settlements	—	136	—	136
Total	$—	$136	$576	$712

At December 31, 2023
Life policy loans	$—	$—	$39	$39

Deferred annuities	$—	$—	$603	$603
Structured settlements	—	141	—	141
Total	$—	$141	$603	$744

Cincinnati Financial Corporation Third-Quarter 2024 10-Q

Outstanding principal and interest for these life policy loans totaled $35 million and $33 million at September 30, 2024, and December 31, 2023, respectively.

Recorded reserves for the deferred annuities were $605 million and $656 million at September 30, 2024, and December 31, 2023, respectively. Recorded reserves for the structured settlements were $118 million and $123 million at September 30, 2024, and December 31, 2023, respectively.

Cincinnati Financial Corporation Third-Quarter 2024 10-Q

NOTE 4 – Property Casualty Loss and Loss Expenses
This table summarizes activity for our consolidated property casualty loss and loss expense reserves:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Gross loss and loss expense reserves, beginning of period	$9,494	$8,807	$8,975	$8,336
Less reinsurance recoverable	303	424	362	405
Net loss and loss expense reserves, beginning of period	9,191	8,383	8,613	7,931
Net incurred loss and loss expenses related to:
Current accident year	1,570	1,314	4,392	4,053
Prior accident years	(71)	(53)	(211)	(213)
Total incurred	1,499	1,261	4,181	3,840
Net paid loss and loss expenses related to:
Current accident year	574	597	1,262	1,286
Prior accident years	540	461	1,956	1,899
Total paid	1,114	1,058	3,218	3,185
Net loss and loss expense reserves, end of period	9,576	8,586	9,576	8,586
Plus reinsurance recoverable	290	419	290	419
Gross loss and loss expense reserves, end of period	$9,866	$9,005	$9,866	$9,005

We use actuarial methods, models and judgment to estimate, as of a financial statement date, the property casualty loss and loss expense reserves required to pay for and settle all outstanding insured claims, including incurred but not reported (IBNR) claims, as of that date. The actuarial estimate is subject to review and adjustment by an inter-departmental committee that includes actuarial, claims, underwriting, loss prevention and accounting management. This committee is familiar with relevant company and industry business, claims and underwriting trends, as well as general economic and legal trends that could affect future loss and loss expense payments. The amount we will actually have to pay for claims can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate. The reserve for loss and loss expenses in the condensed consolidated balance sheets also included $62 million and $72 million at September 30, 2024, and 2023, respectively, for certain life and health loss and loss expense reserves.

We experienced $71 million of favorable development on prior accident years, including $50 million of favorable development in commercial lines, less than $1 million of unfavorable development in personal lines and $5 million of unfavorable development in excess and surplus lines for the three months ended September 30, 2024. Within commercial lines, we recognized favorable reserve development of $33 million for the commercial property line and $16 million for the workers' compensation line due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines.

We experienced $211 million of favorable development on prior accident years, including $117 million of favorable development in commercial lines, $27 million of favorable development in personal lines and $5 million of unfavorable development in excess and surplus lines for the nine months ended September 30, 2024. Within commercial lines, we recognized favorable reserve development of $76 million for the commercial property line, $56 million for the workers' compensation line and $10 million for the commercial auto line due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. This was partially offset by unfavorable reserve development of $27 million for the commercial casualty line. Within personal lines, we recognized favorable reserve development of $37 million for the homeowner line.

Cincinnati Financial Corporation Third-Quarter 2024 10-Q

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
Cincinnati Financial Corporation Third-Quarter 2024 10-Q

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

The following table summarizes our life policy and investment contract reserves and provides a reconciliation of the balances described in the below tables to those in the condensed consolidated balance sheets:

(Dollars in millions)	September 30, 2024	December 31, 2023
Life policy reserves:
Term	$1,108	$1,066
Whole life	441	434
Other	100	97
Subtotal	1,649	1,597
Investment contract reserves:
Deferred annuities	605	656
Universal life	590	585
Structured settlements	118	123
Other	107	107
Subtotal	1,420	1,471
Total life policy and investment contract reserves	$3,069	$3,068

Cincinnati Financial Corporation Third-Quarter 2024 10-Q

The balances and changes in the term and whole life policy reserves included in life policy and investment contract reserves is as follows:

(Dollars in millions)	Three months ended September 30,
	2024		2023
	Term	Whole life	Term	Whole life
Present value of expected net premiums:
Balance, beginning of period	$1,620	$215	$1,664	$212
Beginning balance at original discount rate	1,701	225	1,712	219
Effect of changes in cash flow assumptions	(1)	(1)	—	(1)
Effect of actual variances from expected experience	(4)	—	(3)	2
Adjusted beginning of period balance	1,696	224	1,709	220
Issuances	34	9	33	7
Interest accrual	20	2	18	3
Net premiums collected	(45)	(8)	(45)	(7)
Ending balance at original discount rate	1,705	227	1,715	223
Effect of changes in discount rate assumptions	3	—	(133)	(17)
Balance, end of period	1,708	227	1,582	206

Present value of expected future policy benefits:
Balance, beginning of period	2,634	619	2,662	633
Beginning balance at original discount rate	2,772	636	2,737	615
Effect of changes in cash flow assumptions	(1)	(2)	—	—
Effect of actual variances from expected experience	(7)	(1)	(6)	2
Adjusted beginning of period balance	2,764	633	2,731	617
Issuances	34	8	33	7
Interest accrual	32	8	30	8
Benefits paid	(48)	(8)	(39)	(9)
Ending balance at original discount rate	2,782	641	2,755	623
Effect of changes in discount rate assumptions	12	27	(234)	(37)
Balance, end of period	2,794	668	2,521	586

Net liability for future policy benefits:
Present value of expected future policy benefits less expected net premiums	1,086	441	939	380
Impact of flooring at cohort level	22	—	17	1
Net life policy reserves	1,108	441	956	381
Less reinsurance recoverable at original discount rate	(92)	(25)	(99)	(25)
Less effect of discount rate assumption changes on reinsurance recoverable	(10)	(5)	(7)	(3)
Net life policy reserves, after reinsurance recoverable	$1,006	$411	$850	$353

Weighted-average duration of the net life policy reserves in years	11	16	11	16

Cincinnati Financial Corporation Third-Quarter 2024 10-Q

(Dollars in millions)	Nine months ended September 30,
	2024		2023
	Term	Whole life	Term	Whole life
Present value of expected net premiums:
Balance, beginning of period	$1,700	$223	$1,643	$208
Beginning balance at original discount rate	1,712	225	1,708	217
Effect of changes in cash flow assumptions	(13)	—	(5)	(7)
Effect of actual variances from expected experience	(23)	(3)	(15)	3
Adjusted beginning of period balance	1,676	222	1,688	213
Issuances	110	20	111	24
Interest accrual	56	7	53	7
Net premiums collected	(137)	(22)	(137)	(21)
Ending balance at original discount rate	1,705	227	1,715	223
Effect of changes in discount rate assumptions	3	—	(133)	(17)
Balance, end of period	1,708	227	1,582	206

Present value of expected future policy benefits:
Balance, beginning of period	2,751	657	2,584	614
Beginning balance at original discount rate	2,765	628	2,692	607
Effect of changes in cash flow assumptions	(30)	—	5	(10)
Effect of actual variances from expected experience	(35)	(5)	(19)	3
Adjusted beginning of period balance	2,700	623	2,678	600
Issuances	110	20	111	24
Interest accrual	94	24	90	23
Benefits paid	(122)	(26)	(124)	(24)
Ending balance at original discount rate	2,782	641	2,755	623
Effect of changes in discount rate assumptions	12	27	(234)	(37)
Balance, end of period	2,794	668	2,521	586

Net liability for future policy benefits:
Present value of expected future policy benefits less expected net premiums	1,086	441	939	380
Impact of flooring at cohort level	22	—	17	1
Net life policy reserves	1,108	441	956	381
Less reinsurance recoverable at original discount rate	(92)	(25)	(99)	(25)
Less effect of discount rate assumption changes on reinsurance recoverable	(10)	(5)	(7)	(3)
Net life policy reserves, after reinsurance recoverable	$1,006	$411	$850	$353

Weighted-average duration of the net life policy reserves in years	11	16	11	16

The total impact of flooring at cohort level in the above tables includes the effect of discount rate assumption changes of $3 million and $5 million at September 30, 2024 and 2023, respectively.

Cincinnati Financial Corporation Third-Quarter 2024 10-Q

The following table shows the amount of undiscounted and discounted expected future benefit payments and expected gross premiums for our term and whole life policies:

(Dollars in millions)	At September 30,
	2024		2023
	Undiscounted	Discounted	Undiscounted	Discounted
Term
Expected future benefit payments	$4,840	$2,794	$4,768	$2,521
Expected future gross premiums	4,524	2,736	4,364	2,464
Whole life
Expected future benefit payments	$1,702	$668	$1,631	$586
Expected future gross premiums	687	428	653	379

The following table shows the amount of revenue and interest recognized in the condensed consolidated statements of income related to our term and whole life policies:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Gross premiums
Term	$72	$71	$221	$217
Whole life	15	14	41	39
Total	$87	$85	$262	$256
Interest accretion
Term	$12	$13	$38	$37
Whole life	6	5	17	16
Total	$18	$18	$55	$53

Adverse development that resulted in an immediate charge to income due to net premiums exceeding gross premiums was immaterial for the nine months ended September 30, 2024, and 2023.

The following table shows the weighted-average interest rate for our term and whole life products:

	At September 30,
	2024	2023
Term
Interest accretion rate	5.21%	5.29%
Current discount rate	4.53	5.73
Whole life
Interest accretion rate	5.89%	5.92%
Current discount rate	5.14	5.95

The discount rate assumption was developed by calculating forward rates from market yield curves of upper-medium grade fixed-income instruments.

Cincinnati Financial Corporation Third-Quarter 2024 10-Q

The following table shows the balances and changes in policyholders' account balances included in investment contract reserves:

(Dollars in millions)	Three months ended September 30,				Nine months ended September 30,
	2024		2023		2024		2023
	Deferred annuity	Universal life	Deferred annuity	Universal life	Deferred annuity	Universal life	Deferred annuity	Universal life
Balance, beginning of period	$618	$456	$696	$456	$656	$457	$734	$457
Premiums received	10	9	13	8	29	28	38	28
Policy charges	—	(10)	—	(9)	—	(30)	—	(29)
Surrenders and withdrawals	(25)	(2)	(32)	(2)	(88)	(9)	(100)	(9)
Benefit payments	(4)	(1)	(3)	(1)	(9)	(4)	(9)	(5)
Interest credited	6	4	6	4	17	14	17	14
Balance, end of period	$605	$456	$680	$456	$605	$456	$680	$456

Weighted average crediting rate	3.64%	4.36%	3.45%	4.29%	3.64%	4.36%	3.45%	4.29%
Net amount at risk	$—	$3,865	$—	$3,989	$—	$3,865	$—	$3,989
Cash surrender value	599	426	675	424	599	426	675	424

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

The following table shows the balance of account values by range of guaranteed minimum crediting rates, in basis points, and the related range of the difference between rates being credited to policyholders and the respective guaranteed minimums for our deferred annuity and universal life contracts:

(Dollars in millions)	At guaranteed minimum	1 to 50 basis points above	51-150 basis points above	Greater than 150 basis points	Total
At September 30, 2024
Deferred annuity
1.00-3.00%	$4	$309	$14	$231	$558
3.01-4.00%	47	—	—	—	47
Total	$51	$309	$14	$231	$605
Universal life
1.00-3.00%	$—	$55	$64	$5	$124
3.01-4.00%	50	—	4	—	54
Greater than 4.00%	278	—	—	—	278
Total	$328	$55	$68	$5	$456

At September 30, 2023
Deferred annuity
1.00-3.00%	$5	$380	$16	$229	$630
3.01-4.00%	50	—	—	—	50
Total	$55	$380	$16	$229	$680
Universal life
1.00-3.00%	$60	$—	$57	$3	$120
3.01-4.00%	54	—	—	—	54
Greater than 4.00%	282	—	—	—	282
Total	$396	$—	$57	$3	$456

Cincinnati Financial Corporation Third-Quarter 2024 10-Q

The following table shows the balances and changes in the other additional liability related to the no-lapse guarantees contained within our universal life contracts:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Balance, beginning of period	$128	$122	$128	$121
Balance, beginning of period before shadow reserve adjustments	130	124	129	123
Effect of changes in cash flow assumptions	—	—	(2)	(5)
Effect of actual variances from expected experience	—	2	—	1
Adjusted beginning of period balance	130	126	127	119
Interest accrual	1	1	3	3
Excess death benefits	(2)	(4)	(5)	(6)
Attributed assessments	3	3	9	9
Effect of changes in interest rate assumptions	3	(5)	1	(4)
Balance, end of period before shadow reserve adjustments	135	121	135	121
Shadow reserve adjustments	(1)	(2)	(1)	(2)
Balance, end of period	134	119	134	119
Less reinsurance recoverable, end of period	6	7	6	7
Net other additional liability, after reinsurance recoverable	$140	$126	$140	$126

Weighted-average duration of the other additional liability in years	29	32	29	32

The following table shows balances and changes in separate accounts balances during the period:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Balance, beginning of period	$948	$911	$925	$892
Interest credited before policy charges	10	11	31	31
Benefit payments	—	(3)	(3)	(6)
Other	(15)	(1)	(10)	1
Balance, end of period	$943	$918	$943	$918

Cash surrender value	$941	$912	$941	$912

Cincinnati Financial Corporation Third-Quarter 2024 10-Q

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

The table below shows the deferred policy acquisition costs and asset reconciliation.

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Property casualty:
Deferred policy acquisition costs asset, beginning of period	$878	$771	$749	$682
Capitalized deferred policy acquisition costs	436	355	1,318	1,134
Amortized deferred policy acquisition costs	(427)	(366)	(1,180)	(1,056)
Deferred policy acquisition costs asset, end of period	$887	$760	$887	$760

Life:
Deferred policy acquisition costs asset, beginning of period	$351	$338	$344	$331
Capitalized deferred policy acquisition costs	11	10	33	32
Amortized deferred policy acquisition costs	(8)	(7)	(23)	(22)
Deferred policy acquisition costs asset, end of period	$354	$341	$354	$341

Consolidated:
Deferred policy acquisition costs asset, beginning of period	$1,229	$1,109	$1,093	$1,013
Capitalized deferred policy acquisition costs	447	365	1,351	1,166
Amortized deferred policy acquisition costs	(435)	(373)	(1,203)	(1,078)
Deferred policy acquisition costs asset, end of period	$1,241	$1,101	$1,241	$1,101

Cincinnati Financial Corporation Third-Quarter 2024 10-Q

The table below shows the life deferred policy acquisition costs asset by product:

(Dollars in millions)
Three months ended September 30, 2024	Term	Whole life	Deferred annuity	Universal life	Total
Balance, beginning of period	$241	$50	$8	$52	$351
Capitalized deferred policy acquisition costs	9	1	—	1	11
Amortized deferred policy acquisition costs	(7)	—	—	(1)	(8)
Balance, end of period	$243	$51	$8	$52	$354

Three months ended September 30, 2023
Balance, beginning of period	$233	$45	$8	$52	$338
Capitalized deferred policy acquisition costs	8	2	—	—	10
Amortized deferred policy acquisition costs	(7)	—	—	—	(7)
Balance, end of period	$234	$47	$8	$52	$341

(Dollars in millions)
Nine months ended September 30, 2024	Term	Whole life	Deferred annuity	Universal life	Total
Balance, beginning of period	$236	$48	$8	$52	$344
Capitalized deferred policy acquisition costs	25	5	1	2	33
Amortized deferred policy acquisition costs	(18)	(2)	(1)	(2)	(23)
Balance, end of period	$243	$51	$8	$52	$354

Nine months ended September 30, 2023
Balance, beginning of period	$228	$43	$7	$53	$331
Capitalized deferred policy acquisition costs	24	6	1	1	32
Amortized deferred policy acquisition costs	(18)	(2)	—	(2)	(22)
Balance, end of period	$234	$47	$8	$52	$341

Cincinnati Financial Corporation Third-Quarter 2024 10-Q

NOTE 7 – Accumulated Other Comprehensive Income
Accumulated other comprehensive income (AOCI) includes changes in unrealized gains and losses on investments, changes in pension obligations and changes in life policy reserves, reinsurance recoverable and other as follows:

(Dollars in millions)	Three months ended September 30,
	2024			2023
	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, beginning of period	$(700)	$(151)	$(549)	$(838)	$(179)	$(659)
OCI before investment gains and losses, net, recognized in net income	411	88	323	(369)	(79)	(290)
Investment gains and losses, net, recognized in net income	86	18	68	—	—	—
OCI	497	106	391	(369)	(79)	(290)
AOCI, end of period	$(203)	$(45)	$(158)	$(1,207)	$(258)	$(949)

Pension obligations:
AOCI, beginning of period	$31	$8	$23	$29	$7	$22
OCI excluding amortization recognized in net income	—	—	—	—	—	—
Amortization recognized in net income	—	—	—	—	—	—
OCI	—	—	—	—	—	—
AOCI, end of period	$31	$8	$23	$29	$7	$22

Life policy reserves, reinsurance recoverable and other:
AOCI, beginning of period	$71	$15	$56	$13	$2	$11
OCI before investment gains and losses, net, recognized in net income	(91)	(20)	(71)	111	22	89
Investment gains and losses, net, recognized in net income	—	—	—	—	—	—
OCI	(91)	(20)	(71)	111	22	89
AOCI, end of period	$(20)	$(5)	$(15)	$124	$24	$100

Summary of AOCI:
AOCI, beginning of period	$(598)	$(128)	$(470)	$(796)	$(170)	$(626)
Investments OCI	497	106	391	(369)	(79)	(290)
Pension obligations OCI	—	—	—	—	—	—
Life policy reserves, reinsurance recoverable and other OCI	(91)	(20)	(71)	111	22	89
Total OCI	406	86	320	(258)	(57)	(201)
AOCI, end of period	$(192)	$(42)	$(150)	$(1,054)	$(227)	$(827)

Cincinnati Financial Corporation Third-Quarter 2024 10-Q

(Dollars in millions)	Nine months ended September 30,
	2024			2023
	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, beginning of period	$(570)	$(123)	$(447)	$(847)	$(182)	$(665)
OCI before investment gains and losses, net, recognized in net income	253	54	199	(364)	(77)	(287)
Investment gains and losses, net, recognized in net income	114	24	90	4	1	3
OCI	367	78	289	(360)	(76)	(284)
AOCI, end of period	$(203)	$(45)	$(158)	$(1,207)	$(258)	$(949)

Pension obligations:
AOCI, beginning of period	$30	$8	$22	$36	$9	$27
OCI excluding amortization recognized in net income	—	—	—	(5)	(2)	(3)
Amortization recognized in net income	1	—	1	(2)	—	(2)
OCI	1	—	1	(7)	(2)	(5)
AOCI, end of period	$31	$8	$23	$29	$7	$22

Life policy reserves, reinsurance recoverable and other:
AOCI, beginning of period	$(13)	$(3)	$(10)	$29	$5	$24
OCI before investment gains and losses, net, recognized in net income	(7)	(2)	(5)	95	19	76
Investment gains and losses, net, recognized in net income	—	—	—	—	—	—
OCI	(7)	(2)	(5)	95	19	76
AOCI, end of period	$(20)	$(5)	$(15)	$124	$24	$100

Summary of AOCI:
AOCI, beginning of period	$(553)	$(118)	$(435)	$(782)	$(168)	$(614)
Investments OCI	367	78	289	(360)	(76)	(284)
Pension obligations OCI	1	—	1	(7)	(2)	(5)
Life policy reserves, reinsurance recoverable and other OCI	(7)	(2)	(5)	95	19	76
Total OCI	361	76	285	(272)	(59)	(213)
AOCI, end of period	$(192)	$(42)	$(150)	$(1,054)	$(227)	$(827)

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
Cincinnati Financial Corporation Third-Quarter 2024 10-Q

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

The table below summarizes our consolidated property casualty insurance net written premiums, earned premiums and incurred loss and loss expenses:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Direct written premiums	$2,285	$1,939	$6,772	$5,869
Assumed written premiums	102	89	577	527
Ceded written premiums	(94)	(71)	(349)	(270)
Net written premiums	$2,293	$1,957	$7,000	$6,126

Direct earned premiums	$2,179	$1,912	$6,128	$5,478
Assumed earned premiums	159	142	466	435
Ceded earned premiums	(121)	(97)	(310)	(252)
Earned premiums	$2,217	$1,957	$6,284	$5,661

Direct incurred loss and loss expenses	$1,415	$1,220	$3,960	$3,784
Assumed incurred loss and loss expenses	103	82	242	216
Ceded incurred loss and loss expenses	(19)	(41)	(21)	(160)
Incurred loss and loss expenses	$1,499	$1,261	$4,181	$3,840

Our life insurance company purchases reinsurance for protection of a portion of the risks that are written. Primary components of our life reinsurance program include individual mortality coverage, aggregate catastrophe and accidental death coverage in excess of certain deductibles.

Cincinnati Financial Corporation Third-Quarter 2024 10-Q

The table below summarizes our consolidated life insurance earned premiums and contract holders' benefits incurred:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Direct earned premiums	$101	$97	$301	$293
Ceded earned premiums	(21)	(21)	(61)	(60)
Earned premiums	$80	$76	$240	$233

Direct contract holders' benefits incurred	$92	$92	$262	$289
Ceded contract holders' benefits incurred	(13)	(21)	(36)	(59)
Contract holders' benefits incurred	$79	$71	$226	$230

The ceded benefits incurred can vary depending on the type of life insurance policy held and the year the policy was issued.

The allowance for uncollectible property casualty premiums was $17 million and $16 million at September 30, 2024, and December 31, 2023, respectively. The allowances for credit losses on other premiums receivable and reinsurance recoverable assets were immaterial at September 30, 2024, and December 31, 2023.
Cincinnati Financial Corporation Third-Quarter 2024 10-Q

NOTE 9 – Income Taxes
The differences between the 21% statutory federal income tax rate and our effective income tax rate were as follows:

(Dollars in millions)	Three months ended September 30,				Nine months ended September 30,
	2024		2023		2024		2023
Tax at statutory rate:	$219	21.0%	$(31)	21.0%	$500	21.0%	$165	21.0%
Increase (decrease) resulting from:
Tax-exempt income from municipal bonds	(5)	(0.5)	(5)	3.4	(16)	(0.7)	(15)	(1.9)
Dividend received exclusion	(6)	(0.6)	(5)	3.4	(16)	(0.7)	(16)	(2.0)
Other	12	1.3	(8)	5.3	24	1.1	(8)	(1.1)
Provision (benefit) for income taxes	$220	21.2%	$(49)	33.1%	$492	20.7%	$126	16.0%

The provision (benefit) for federal income taxes is based upon filing a consolidated income tax return for the company and its domestic subsidiaries.

We continue to believe that after considering all positive and negative evidence of taxable income in the carryback and carryforward periods as permitted by law, it is more likely than not that all of the deferred tax assets on our U.S. domestic operations and those related to Cincinnati Global Underwriting Ltd.SM (Cincinnati Global) will be realized. As a result, we have no valuation allowance for our U.S. domestic operations or Cincinnati Global at both September 30, 2024, and December 31, 2023.

During the third quarter of 2024, we were notified by the Internal Revenue Service (IRS) that the audit of tax years ended December 31, 2021 and 2020, has concluded. Despite this, the statute of limitations remains open through September of 2025.

Cincinnati Global
Cincinnati Global had no operating loss carryforwards in the United States and $85 million and $100 million in the United Kingdom at September 30, 2024, and December 31, 2023, respectively. These Cincinnati Global losses can only be utilized within the Cincinnati Global group.

Cincinnati Financial Corporation Third-Quarter 2024 10-Q

NOTE 10 – Net Income (Loss) Per Common Share
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are computed based on the weighted average number of common and dilutive potential common shares outstanding using the treasury stock method. The table shows calculations for basic and diluted earnings per share:

(In millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)—basic and diluted	$820	$(99)	$1,887	$660
Denominator:
Basic weighted-average common shares outstanding	156.2	156.9	156.5	157.0
Effect of share-based awards:
Stock options	0.9	—	0.7	0.7
Nonvested shares	0.6	—	0.5	0.5
Diluted weighted-average shares	157.7	156.9	157.7	158.2
Earnings (loss) per share:
Basic	$5.25	$(0.63)	$12.06	$4.20
Diluted	$5.20	$(0.63)	$11.97	$4.17
Number of anti-dilutive share-based awards	0.6	2.4	1.3	1.3

The source of dilution of our common shares are certain equity-based awards. See our 2023 Annual Report on Form 10-K, Item 8, Note 17, Share-Based Associate Compensation Plans, Page 177, for information about share-based awards. The above table shows the number of anti-dilutive share-based awards for the three and nine months ended September 30, 2024 and 2023. In accordance with Accounting Standards Codification 260, Earnings per Share, the assumed exercise of share-based awards was excluded from the computation of diluted loss per share for the three months ended September 30, 2023 because their exercise would have anti-dilutive effects.

NOTE 11 – Employee Retirement Benefits
The following summarizes the components of net periodic benefit for our qualified and supplemental pension plans:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Service cost	$1	$1	$4	$4
Non-service (benefit) costs:
Interest cost	4	3	10	9
Expected return on plan assets	(5)	(5)	(16)	(15)
Amortization of actuarial loss (gain) and prior service cost	—	—	1	(2)
Other	—	—	—	(5)
Total non-service benefit	(1)	(2)	(5)	(13)
Net periodic benefit	$—	$(1)	$(1)	$(9)

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

Cincinnati Financial Corporation Third-Quarter 2024 10-Q

We made matching contributions totaling $7 million and $6 million to our 401(k) and Top Hat savings plans during the third quarter of 2024 and 2023, respectively, and contributions of $23 million and $20 million for the first nine months of 2024 and 2023, respectively.

We made no contributions to our qualified pension plan during the first nine months of 2024.

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

Cincinnati Financial Corporation Third-Quarter 2024 10-Q

Segment information is summarized in the following table:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenues:
Commercial lines insurance
Commercial casualty	$381	$365	$1,118	$1,115
Commercial property	361	321	1,045	933
Commercial auto	231	216	679	644
Workers' compensation	61	66	182	212
Other commercial	103	94	302	280
Commercial lines insurance premiums	1,137	1,062	3,326	3,184
Fee revenues	1	1	3	3
Total commercial lines insurance	1,138	1,063	3,329	3,187

Personal lines insurance
Personal auto	242	185	674	524
Homeowner	352	271	981	755
Other personal	84	71	242	205
Personal lines insurance premiums	678	527	1,897	1,484
Fee revenues	2	1	4	3
Total personal lines insurance	680	528	1,901	1,487

Excess and surplus lines insurance	157	135	447	394
Fee revenues	—	1	2	2
Total excess and surplus lines insurance	157	136	449	396

Life insurance premiums	80	76	240	233
Fee revenues	1	3	4	8
Total life insurance	81	79	244	241

Investments
Investment income, net of expenses	258	225	745	655
Investment gains and losses, net	758	(456)	1,507	84
Total investment revenue	1,016	(231)	2,252	739

Other
Premiums	245	233	614	599
Other	3	3	10	8
Total other revenues	248	236	624	607
Total revenues	$3,320	$1,811	$8,799	$6,657

Income (loss) before income taxes:
Insurance underwriting results
Commercial lines insurance	$81	$52	$130	$83
Personal lines insurance	(69)	1	(74)	(92)
Excess and surplus lines insurance	8	14	28	38
Life insurance	10	17	42	38
Investments	984	(262)	2,158	648
Other	26	30	95	71
Total income (loss) before income taxes	$1,040	$(148)	$2,379	$786

Identifiable assets:	September 30, 2024	December 31, 2023
Property casualty insurance	$6,223	$5,294
Life insurance	1,654	1,562
Investments	27,640	24,999
Other	1,492	914
Total	$37,009	$32,769

Cincinnati Financial Corporation Third-Quarter 2024 10-Q

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
Cincinnati Financial Corporation Third-Quarter 2024 10-Q

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
Cincinnati Financial Corporation Third-Quarter 2024 10-Q

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

Cincinnati Financial Corporation Third-Quarter 2024 10-Q

CORPORATE FINANCIAL HIGHLIGHTS
Net Income and Comprehensive Income Data

(Dollars in millions, except per share data)	Three months ended September 30,			Nine months ended September 30,
	2024	2023	% Change	2024	2023	% Change
Earned premiums	$2,297	$2,033	13	$6,524	$5,894	11
Investment income, net of expenses (pretax)	258	225	15	745	655	14
Investment gains and losses, net (pretax)	758	(456)	nm	1,507	84	nm
Total revenues	3,320	1,811	83	8,799	6,657	32
Net income (loss)	820	(99)	nm	1,887	660	186
Comprehensive income	1,140	(300)	nm	2,172	447	386
Net income (loss) per share—diluted	5.20	(0.63)	nm	11.97	4.17	187
Cash dividends declared per share	0.81	0.75	8	2.43	2.25	8
Diluted weighted average shares outstanding	157.7	156.9	1	157.7	158.2	0

Total revenues increased $1.509 billion for the third quarter of 2024, compared with the third quarter of 2023, including higher earned premiums, investment income and net investment gains. For the first nine months of 2024, compared with the same period of 2023, total revenues increased $2.142 billion, including higher earned premiums, investment income and net investment gains. Premium and investment revenue trends are discussed further in the respective sections of Financial Results.

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

Net income for the third quarter of 2024, compared with the third quarter of 2023, increased $919 million, including increases of $956 million in after-tax net investment gains and losses and $26 million in after-tax investment income, partially offset by a $40 million decrease in after-tax property casualty underwriting income. Catastrophe losses for the third quarter of 2024, mostly weather related, were $86 million higher after taxes and unfavorably affected both net income and property casualty underwriting income. Life insurance segment results decreased by $7 million on a pretax basis.

For the first nine months of 2024, net income increased $1.227 billion, compared with the first nine months of 2023, including increases of $1.120 billion in after-tax investment gains and losses, $62 million in after-tax property casualty underwriting income and $71 million in after-tax investment income. Catastrophe losses for the first nine months of 2024, mostly weather related, matched the same period in 2023. Life insurance segment results increased by $4 million on a pretax basis.

Performance by segment is discussed below in Financial Results. As discussed in our 2023 Annual Report on Form 10-K, Item 7, Executive Summary, Page 48, there are several reasons why our performance during 2024 may ultimately be below our long-term targets.

The board of directors is committed to rewarding shareholders directly through cash dividends and through share repurchase authorizations. Through 2023, the company had increased the annual cash dividend rate for 63 consecutive years, a record we believe is matched by only seven other U.S. publicly traded companies. In January 2024, the board of directors increased the regular quarterly dividend to 81 cents per share, setting the stage for our 64th consecutive year of increasing cash dividends. During the first nine months of 2024, cash dividends declared by the company increased 8% compared with the same period of 2023. Our board regularly evaluates relevant factors in decisions related to dividends and share repurchases. The 2024 dividend increase reflected our strong operating performance and signaled management's and the board's positive outlook and confidence in our outstanding capital, liquidity and financial flexibility.

Cincinnati Financial Corporation Third-Quarter 2024 10-Q

Balance Sheet Data and Performance Measures

(Dollars in millions, except share data)	At September 30,	At December 31,
	2024	2023
Total investments	$28,104	$25,357
Total assets	37,009	32,769
Short-term debt	25	25
Long-term debt	790	790
Shareholders' equity	13,804	12,098
Book value per share	88.32	77.06
Debt-to-total-capital ratio	5.6%	6.3%

Total assets at September 30, 2024, increased 13% compared with year-end 2023, and included an 11% increase in total investments that reflected net purchases and higher fair values for many securities in our equity portfolio. Shareholders' equity increased 14% and book value per share increased 15% during the first nine months of 2024. Our debt-to-total-capital ratio (capital is the sum of debt plus shareholders' equity) decreased compared with year-end 2023.

Our value creation ratio is our primary performance metric. As shown in the tables below, that ratio was 17.8% for the first nine months of 2024, better than 4.4% for the same period in 2023, primarily due to a higher amount in overall net gains from our investment portfolio. Book value per share increased $11.26 during the first nine months of 2024 and contributed 14.6 percentage points to the value creation ratio, while dividends declared at $2.43 per share contributed 3.2 points. Value creation ratio major contributors and in total, along with calculations from per-share amounts, are shown in the tables below.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Value creation ratio major contributors:
Net income before investment gains	1.7%	2.4%	5.8%	5.6%
Change in fixed-maturity securities, realized and unrealized gains	2.5	(2.6)	1.6	(2.7)
Change in equity securities, investment gains	5.2	(3.3)	10.4	0.8
Other	(0.4)	0.9	0.0	0.7
Value creation ratio	9.0%	(2.6)%	17.8%	4.4%

Cincinnati Financial Corporation Third-Quarter 2024 10-Q

(Dollars are per share)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Value creation ratio:
End of period book value*	$88.32	$67.72	$88.32	$67.72
Less beginning of period book value	81.79	70.33	77.06	67.01
Change in book value	6.53	(2.61)	11.26	0.71
Dividend declared to shareholders	0.81	0.75	2.43	2.25
Total value creation	$7.34	$(1.86)	$13.69	$2.96

Value creation ratio from change in book value**	8.0%	(3.7)%	14.6%	1.1%
Value creation ratio from dividends declared to shareholders***	1.0	1.1	3.2	3.3
Value creation ratio	9.0%	(2.6)%	17.8%	4.4%

* Book value per share is calculated by dividing end of period total shareholders' equity by end of period shares outstanding
** Change in book value divided by the beginning of period book value
*** Dividend declared to shareholders divided by beginning of period book value

DRIVERS OF LONG-TERM VALUE CREATION
Operating through The Cincinnati Insurance Company, Cincinnati Financial Corporation is one of the 25 largest property casualty insurers in the nation, based on 2023 net written premiums for approximately 2,000 U.S. stock and mutual insurer groups. We market our insurance products through a select group of independent insurance agencies as discussed in our 2023 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 6. At September 30, 2024, we actively marketed through 2,196 agencies located in 46 states. We maintain a long-term perspective that guides us in addressing immediate challenges or opportunities while focusing on the major decisions that best position our company for success through all market cycles.

To measure our long-term progress in creating shareholder value, our value creation ratio is our primary financial performance target. As discussed in our 2023 Annual Report on Form 10-K, Item 7, Executive Summary, Page 48, management believes this measure is a meaningful indicator of our long-term progress in creating shareholder value and has three primary performance drivers:

•Premium growth – We believe our agency relationships and initiatives can lead to a property casualty written premium growth rate over any five-year period that exceeds the industry average. For the first nine months of 2024, our consolidated property casualty net written premium year-over-year growth was 14%, comparing favorably with the industry's 10% growth rate reported by A.M. Best for the first six months of 2024. For the five-year period 2019 through 2023, our growth rate exceeded that of the industry. The industry's growth rate excludes its mortgage and financial guaranty lines of business.
•Combined ratio – We believe our underwriting philosophy and initiatives can generate an average GAAP combined ratio over any five-year period that is consistently within the range of 92% to 98%. For the first nine months of 2024, our GAAP combined ratio was 96.5%, including 11.2 percentage points of current accident year catastrophe losses partially offset by 3.3 percentage points of favorable loss reserve development on prior accident years. Our statutory combined ratio was 95.7% for the first nine months of 2024, comparing favorably with the industry's 97.7% reported by A.M. Best for the first six months of 2024. The industry's ratio again excludes its mortgage and financial guaranty lines of business.
•Investment contribution – We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year return of the Standard & Poor's 500 Index. For the first nine months of 2024, pretax investment income was $745 million, up 14% compared with the same period in 2023. We believe our investment portfolio mix provides an appropriate balance of income stability and growth with capital appreciation potential.

Cincinnati Financial Corporation Third-Quarter 2024 10-Q

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

At September 30, 2024, we held $5.419 billion of our cash and cash equivalents and invested assets at the parent-company level, of which $4.639 billion, or 85.6%, was invested in common stocks, and $645 million, or 11.9%, was cash or cash equivalents. Our debt-to-total-capital ratio was 5.6% at September 30, 2024. Another important indicator of financial strength is our ratio of property casualty net written premiums to statutory surplus, which was 1.0-to-1 for the 12 months ended September 30, 2024, matching year-end 2023.

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

At October 23, 2024, our insurance subsidiaries continued to be highly rated.

Insurer Financial Strength Ratings
Rating agency	Standard market property casualty insurance subsidiaries			Life insurance subsidiary			Excess and surplus lines insurance subsidiary			Outlook
			Rating tier			Rating tier			Rating tier
A.M. Best Co. ambest.com	A+	Superior	2 of 16	A+	Superior	2 of 16	A+	Superior	2 of 16	Stable
Fitch Ratings fitchratings.com	A+	Strong	5 of 21	A+	Strong	5 of 21	-	-	-	Positive
Moody's Investors Service moodys.com	A1	Good	5 of 21	-	-	-	-	-	-	Stable
S&P Global Ratings spratings.com	A+	Strong	5 of 21	A+	Strong	5 of 21	-	-	-	Stable
Cincinnati Financial Corporation Third-Quarter 2024 10-Q

CONSOLIDATED PROPERTY CASUALTY INSURANCE HIGHLIGHTS
Consolidated property casualty insurance results include premiums and expenses for our standard market insurance segments (commercial lines and personal lines), our excess and surplus lines segment, Cincinnati Re® and our London-based global specialty underwriter Cincinnati Global Underwriting Ltd.SM (Cincinnati Global).

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2024	2023	% Change	2024	2023	% Change
Earned premiums	$2,217	$1,957	13	$6,284	$5,661	11
Fee revenues	3	3	0	9	8	13
Total revenues	2,220	1,960	13	6,293	5,669	11
Loss and loss expenses from:
Current accident year before catastrophe losses	1,264	1,130	12	3,683	3,380	9
Current accident year catastrophe losses	306	184	66	709	673	5
Prior accident years before catastrophe losses	(53)	(48)	(10)	(140)	(178)	21
Prior accident years catastrophe losses	(18)	(5)	(260)	(71)	(35)	(103)
Loss and loss expenses	1,499	1,261	19	4,181	3,840	9
Underwriting expenses	659	587	12	1,884	1,680	12
Underwriting profit	$62	$112	(45)	$228	$149	53

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	57.0%	57.7%	(0.7)	58.6%	59.7%	(1.1)
Current accident year catastrophe losses	13.8	9.4	4.4	11.2	11.9	(0.7)
Prior accident years before catastrophe losses	(2.4)	(2.4)	0.0	(2.2)	(3.2)	1.0
Prior accident years catastrophe losses	(0.8)	(0.3)	(0.5)	(1.1)	(0.6)	(0.5)
Loss and loss expenses	67.6	64.4	3.2	66.5	67.8	(1.3)
Underwriting expenses	29.8	30.0	(0.2)	30.0	29.7	0.3
Combined ratio	97.4%	94.4%	3.0	96.5%	97.5%	(1.0)

Combined ratio	97.4%	94.4%	3.0	96.5%	97.5%	(1.0)
Contribution from catastrophe losses and prior years reserve development	10.6	6.7	3.9	7.9	8.1	(0.2)
Combined ratio before catastrophe losses and prior years reserve development	86.8%	87.7%	(0.9)	88.6%	89.4%	(0.8)

Our consolidated property casualty insurance operations generated an underwriting profit of $62 million for the third quarter and $228 million for the first nine months of 2024. The third-quarter 2024 underwriting profit decrease of $50 million, compared with third-quarter 2023, included an unfavorable increase of $109 million in losses from catastrophes, mostly caused by severe weather. The third-quarter 2024 change in underwriting profitability also included higher current accident year loss and loss expenses before catastrophe losses that grew slower than earned premiums and higher amounts of favorable reserve development on prior accident years. The nine-month 2024 underwriting profit increase of $79 million, compared with the first nine months of 2023, included losses from catastrophes that matched. In addition, the nine-month 2024 period experienced higher current accident year loss and loss expenses before catastrophe losses that grew slower than earned premiums and a lower amount of favorable reserve development on prior accident years before catastrophe losses.

Underwriting results for the third quarter and first nine months of 2024 included improved current accident year loss experience before catastrophe losses, as price increases have helped to offset recent-year elevated paid losses reflecting economic or other forms of inflation. Elevated inflation was a driver of higher losses and loss expenses in both 2024 and 2023 as costs have increased significantly to repair damaged autos or other property that we insure. We also experienced higher losses for liability coverages for some of our lines of business. Due to increased uncertainty regarding ultimate losses, we intend to remain prudent in reserving for estimated ultimate losses until longer-term loss cost trends become more clear. The higher loss experience is discussed in Financial Results by property casualty insurance segment. We believe future property casualty underwriting results will continue to benefit from price increases and our ongoing initiatives to improve pricing precision and loss experience related to claims and loss control practices.
Cincinnati Financial Corporation Third-Quarter 2024 10-Q

For all property casualty lines of business in aggregate, net loss and loss expense reserves at September 30, 2024, were $963 million, or 11%, higher than at year-end 2023, including an increase of $917 million for the incurred but not reported (IBNR) portion.

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

Our consolidated property casualty combined ratio for the third quarter of 2024 increased by 3.0 percentage points, compared with the same period of 2023, including an increase of 3.9 points from catastrophe losses and loss expenses. For the first nine months of 2024, compared with the 2023 nine-month period, our combined ratio improved by 1.0 percentage points, including a decrease of 1.2 points from catastrophe losses and loss expenses. Other combined ratio components that changed are discussed below and in further detail in Financial Results by property casualty insurance segment.
The combined ratio can be affected significantly by natural catastrophe losses and other large losses as discussed in detail below. The combined ratio can also be affected by updated estimates of loss and loss expense reserves established for claims that occurred in prior periods, referred to as prior accident years. Net favorable development on prior accident year reserves, including reserves for catastrophe losses, benefited the combined ratio by 3.3 percentage points in the first nine months of 2024, compared with 3.8 percentage points in the same period of 2023. Net favorable development is discussed in further detail in Financial Results by property casualty insurance segment.

The ratio for current accident year loss and loss expenses before catastrophe losses improved in the first nine months of 2024. That 58.6% ratio was 1.1 percentage points lower, compared with the 59.7% accident year 2023 ratio measured as of September 30, 2023, including a decrease of 1.2 points in the ratio for large losses of $2 million or more per claim, discussed below. The ratio improvement of 1.1 percentage points included an increase of 1.1 points for the IBNR portion and a decrease of 2.2 points for the case incurred portion.

The underwriting expense ratio decreased for the third quarter and increased for the first nine months of 2024, compared with the same periods a year ago. The third-quarter 2024 decrease was largely due to a decrease in profit-sharing commissions for agencies. The nine-month 2024 increase was largely due to increases in profit-sharing commissions for agencies and employee-related expenses. The ratios also included ongoing expense management efforts and higher earned premiums.
Cincinnati Financial Corporation Third-Quarter 2024 10-Q

Consolidated Property Casualty Insurance Premiums

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2024	2023	% Change	2024	2023	% Change
Agency renewal written premiums	$1,795	$1,549	16	$5,321	$4,727	13
Agency new business written premiums	406	313	30	1,159	867	34
Other written premiums	92	95	(3)	520	532	(2)
Net written premiums	2,293	1,957	17	7,000	6,126	14
Unearned premium change	(76)	—	nm	(716)	(465)	(54)
Earned premiums	$2,217	$1,957	13	$6,284	$5,661	11

The trends in net written premiums and earned premiums summarized in the table above include the effects of price increases. Price change trends that heavily influence renewal written premium increases or decreases, along with other premium growth drivers for 2024, are discussed in more detail by segment below in Financial Results.

Consolidated property casualty net written premiums for the third quarter and nine months ended September 30, 2024, grew $336 million and $874 million compared with the same periods of 2023. Our premium growth initiatives from prior years have provided an ongoing favorable effect on growth during the current year, particularly as newer agency relationships mature over time.

Consolidated property casualty agency new business written premiums increased by $93 million and $292 million for the third quarter and first nine months of 2024, compared with the same periods of 2023. New agency appointments during 2024 and 2023 produced a $82 million increase in standard lines new business for the first nine months of 2024 compared with the same period of 2023. As we appoint new agencies that choose to move accounts to us, we report these accounts as new business. While this business is new to us, in many cases it is not new to the agent. We believe these seasoned accounts tend to be priced more accurately than business that may be less familiar to our agent upon obtaining it from a competing agent.

Net written premiums for Cincinnati Re, included in other written premiums, increased by $4 million in the third quarter and $6 million for the nine months ended September 30, 2024, compared with the same periods of 2023, to $89 million and $498 million, respectively. Cincinnati Re assumes risks through reinsurance treaties and in some cases cedes part of the risk and related premiums to one or more unaffiliated reinsurance companies through transactions known as retrocessions.

Cincinnati Global is also included in other written premiums. Net written premiums for Cincinnati Global increased by $8 million in the third quarter and $11 million for the nine months ended September 30, 2024, to $77 million and $226 million, respectively, compared with the same periods of 2023.

Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. An increase in ceded premiums reduced net written premiums by $16 million and $32 million for the third quarter and first nine months of 2024, compared with the same period of 2023.

Catastrophe losses and loss expenses typically have a material effect on property casualty results and can vary significantly from period to period. Losses from catastrophes contributed 13.0 and 10.1 percentage points to the combined ratio in the third quarter and first nine months of 2024, compared with 9.1 and 11.3 percentage points in the same period of 2023.

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
Cincinnati Financial Corporation Third-Quarter 2024 10-Q

The following table shows consolidated property casualty insurance catastrophe losses and loss expenses incurred, net of reinsurance, as well as the effect of loss development on prior period catastrophe events. We individually list declared catastrophe events for which our incurred losses reached or exceeded $25 million.

Consolidated Property Casualty Insurance Catastrophe Losses and Loss Expenses Incurred

(Dollars in millions, net of reinsurance)		Three months ended September 30,					Nine months ended September 30,
		Comm.	Pers.	E&S			Comm.	Pers.	E&S
Dates	Region	lines	lines	lines	Other	Total	lines	lines	lines	Other	Total
2024
Mar. 12-17	Midwest, South	$(4)	$4	$—	$—	$—	$30	$32	$—	$—	$62
Mar. 31 - Apr. 4	Midwest, Northeast, South	(4)	2	—	—	(2)	10	24	—	—	34
May 6-10	Midwest, South	—	2	1	—	3	19	30	1	—	50
May 25-26	Midwest, South	2	1	1	—	4	38	29	2	—	69
Jul. 13-18	Midwest, Northeast	18	11	—	—	29	18	11	—	—	29
Sep. 25 - 28	Midwest, South (Helene)	35	117	—	26	178	35	117	—	26	178
All other 2024 catastrophes		18	49	—	27	94	101	153	3	30	287
Development on 2023 and prior catastrophes		(5)	(5)	—	(8)	(18)	(20)	(32)	—	(19)	(71)
Calendar year incurred total		$60	$181	$2	$45	$288	$231	$364	$6	$37	$638

2023
Mar. 1-4	Midwest, Northeast, South	$(1)	$(3)	$—	$—	$(4)	$27	$27	$—	$2	$56
Mar. 23-28	Midwest, Northeast, South	(2)	(3)	—	—	(5)	20	24	—	—	44
Mar. 30 - Apr. 1	Midwest, Northeast, South	(1)	—	—	—	(1)	62	33	—	—	95
Apr. 3-7	Midwest, Northeast, South	2	2	—	—	4	12	32	—	—	44
May 2-9	Midwest, South	(1)	(1)	—	—	(2)	23	7	—	—	30
Jun. 21-27	Midwest, Northeast, South, West	14	4	—	—	18	23	17	—	—	40
Jun. 28 - Jul. 4	Midwest, Northeast, South, West	8	11	—	—	19	10	16	—	—	26
All other 2023 catastrophes		53	69	(1)	34	155	125	171	3	39	338
Development on 2022 and prior catastrophes		(1)	(6)	(1)	3	(5)	(2)	(42)	(1)	10	(35)
Calendar year incurred total		$71	$73	$(2)	$37	$179	$300	$285	$2	$51	$638

Cincinnati Financial Corporation Third-Quarter 2024 10-Q

The following table includes data for losses incurred of $2 million or more per claim, net of reinsurance.

Consolidated Property Casualty Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended September 30,			Nine months ended September 30,
	2024	2023	% Change	2024	2023	% Change
Current accident year losses greater than $5 million	$18	$24	(25)	$49	$103	(52)
Current accident year losses $2 million - $5 million	51	52	(2)	101	102	(1)
Large loss prior accident year reserve development	19	32	(41)	56	60	(7)
Total large losses incurred	88	108	(19)	206	265	(22)
Losses incurred but not reported	185	150	23	601	474	27
Other losses excluding catastrophe losses	711	639	11	2,129	1,906	12
Catastrophe losses	282	170	66	621	614	1
Total losses incurred	$1,266	$1,067	19	$3,557	$3,259	9

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	0.9%	1.2%	(0.3)	0.8%	1.8%	(1.0)
Current accident year losses $2 million - $5 million	2.3	2.7	(0.4)	1.6	1.8	(0.2)
Large loss prior accident year reserve development	0.8	1.6	(0.8)	0.9	1.1	(0.2)
Total large loss ratio	4.0	5.5	(1.5)	3.3	4.7	(1.4)
Losses incurred but not reported	8.4	7.6	0.8	9.6	8.4	1.2
Other losses excluding catastrophe losses	32.0	32.7	(0.7)	33.8	33.7	0.1
Catastrophe losses	12.7	8.7	4.0	9.9	10.8	(0.9)
Total loss ratio	57.1%	54.5%	2.6	56.6%	57.6%	(1.0)

We believe the inherent variability of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the variability in addition to general inflationary trends in loss costs. Our analysis continues to indicate no unexpected concentration of large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The third-quarter 2024 property casualty total large losses incurred of $88 million, net of reinsurance, was lower than the $95 million quarterly average during full-year 2023 and the $108 million experienced for the third quarter of 2023. The ratio for these large losses was 1.5 percentage points lower compared with last year's third quarter. The third-quarter 2024 amount of total large losses incurred helped contribute to the decrease in the nine-month 2024 total large loss ratio, compared with 2023, in addition to a first-half 2024 ratio that was 1.4 points lower than the first half of 2023. We believe results for the three- and nine-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $2 million. Losses by size are discussed in further detail in results of operations by property casualty insurance segment.
FINANCIAL RESULTS
Consolidated results reflect the operating results of each of our five segments along with the parent company, Cincinnati Re, Cincinnati Global and other activities reported as "Other." The five segments are:
•Commercial lines insurance
•Personal lines insurance
•Excess and surplus lines insurance
•Life insurance
•Investments

Cincinnati Financial Corporation Third-Quarter 2024 10-Q

COMMERCIAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2024	2023	% Change	2024	2023	% Change
Earned premiums	$1,137	$1,062	7	$3,326	$3,184	4
Fee revenues	1	1	0	3	3	0
Total revenues	1,138	1,063	7	3,329	3,187	4
Loss and loss expenses from:
Current accident year before catastrophe losses	691	642	8	2,037	1,959	4
Current accident year catastrophe losses	65	72	(10)	251	302	(17)
Prior accident years before catastrophe losses	(45)	(33)	(36)	(97)	(123)	21
Prior accident years catastrophe losses	(5)	(1)	(400)	(20)	(2)	(900)
Loss and loss expenses	706	680	4	2,171	2,136	2
Underwriting expenses	351	331	6	1,028	968	6
Underwriting profit	$81	$52	56	$130	$83	57

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	60.7%	60.5%	0.2	61.3%	61.6%	(0.3)
Current accident year catastrophe losses	5.8	6.8	(1.0)	7.5	9.5	(2.0)
Prior accident years before catastrophe losses	(4.0)	(3.2)	(0.8)	(2.9)	(3.9)	1.0
Prior accident years catastrophe losses	(0.4)	(0.1)	(0.3)	(0.6)	(0.1)	(0.5)
Loss and loss expenses	62.1	64.0	(1.9)	65.3	67.1	(1.8)
Underwriting expenses	30.9	31.2	(0.3)	30.9	30.4	0.5
Combined ratio	93.0%	95.2%	(2.2)	96.2%	97.5%	(1.3)

Combined ratio	93.0%	95.2%	(2.2)	96.2%	97.5%	(1.3)
Contribution from catastrophe losses and prior years reserve development	1.4	3.5	(2.1)	4.0	5.5	(1.5)
Combined ratio before catastrophe losses and prior years reserve development	91.6%	91.7%	(0.1)	92.2%	92.0%	0.2

Overview
Performance highlights for the commercial lines segment include:
•Premiums – Earned premiums and net written premiums for the commercial lines segment grew during the third quarter and first nine months of 2024, compared with the same periods a year ago, due to agency renewal written premium growth that continued to include higher average pricing as well as growth in agency new business written premiums. The table below analyzes the primary components of premiums. We continue to use predictive analytics tools to improve pricing precision and segmentation while leveraging our local relationships with agents through the efforts of our teams that work closely with them. We seek to maintain appropriate pricing discipline for both new and renewal business as our agents and underwriters assess account quality to make careful decisions on a policy-by-policy basis whether to write or renew a policy.
Agency renewal written premiums increased 8% for the third quarter and 5% for the first nine months of 2024, compared with the same periods of 2023, including price increases. During the third quarter of 2024, our overall standard commercial lines policies averaged estimated renewal price increases at percentages in the high-single-digit range. We continue to segment commercial lines policies, emphasizing identification and retention of those we believe have relatively stronger pricing. Conversely, we have been seeking stricter renewal terms and conditions on policies we believe have relatively weaker pricing, thus retaining fewer of those policies. We measure average changes in commercial lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for the respective policies.
Cincinnati Financial Corporation Third-Quarter 2024 10-Q

Our average overall commercial lines renewal pricing change includes the impact of flat pricing for certain coverages within package policies written for a three-year term that were in force but did not expire during the period being measured. Therefore, our reported change in average commercial lines renewal pricing reflects a blend of three-year policies that did not expire and other policies that did expire during the measurement period. For commercial lines policies that did expire and were then renewed during the third quarter of 2024, we estimate that our average percentage price increases were in the high-single-digit range for our commercial casualty, commercial property and commercial auto lines of business. The estimated average percentage price change for workers' compensation was a decrease in the mid-single-digit range.
Our commercial lines segment's increase in agency renewal written premiums for the first nine months of 2024 also included changes in the level of insured exposures. Part of the insured exposure increase reflects our response to inflation effects that increase the cost of building materials to repair damaged commercial structures. We use building valuation software to automate much of that underwriting process and may also manually adjust premiums to reflect property costs.
Renewal premiums for certain policies, primarily our commercial casualty and workers' compensation lines of business, include the results of policy audits that adjust initial premium amounts based on differences between estimated and actual sales or payroll related to a specific policy. Audits completed during the first nine months of 2024 contributed $81 million to net written premiums, compared with $105 million for the same period of 2023.
New business written premiums for commercial lines increased $39 million and $131 million during the third quarter and first nine months of 2024, compared with the same periods of 2023, as we continued to carefully underwrite each policy in a highly competitive market. Trend analysis for year-over-year comparisons of individual quarters is more difficult to assess for commercial lines new business written premiums, due to inherent variability. That variability is often driven by larger policies with annual premiums greater than $100,000.
Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. For our commercial lines insurance segment, an increase in ceded premiums reduced net written premiums by $5 million and $11 million for the third quarter and first nine months of 2024, compared with the same periods of 2023.

Commercial Lines Insurance Premiums

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2024	2023	% Change	2024	2023	% Change
Agency renewal written premiums	$987	$914	8	$3,086	$2,940	5
Agency new business written premiums	187	148	26	562	431	30
Other written premiums	(36)	(33)	(9)	(101)	(95)	(6)
Net written premiums	1,138	1,029	11	3,547	3,276	8
Unearned premium change	(1)	33	nm	(221)	(92)	(140)
Earned premiums	$1,137	$1,062	7	$3,326	$3,184	4

•Combined ratio – The third-quarter 2024 commercial lines combined ratio improved by 2.2 percentage points, compared with the third quarter of 2023, including a decrease of 1.3 points in losses from catastrophes. The third-quarter combined ratio increased by 0.2 points from current accident year loss and loss expenses before catastrophe losses, including an increase of 2.9 points for the IBNR portion and a decrease of 2.7 points for the case incurred portion. For the first nine months of 2024, the combined ratio improved by 1.3 percentage points, compared with the same period a year ago, including a decrease of 2.5 points in losses from catastrophes. The nine-month 2024 combined ratio also included a decrease of 0.3 points from current accident year loss and loss expenses before catastrophe losses, including an increase of 2.4 points in the IBNR portion and a decrease of 2.7 points for the case incurred portion. Underwriting results also included higher third-quarter 2024 and lower nine-month 2024 levels of favorable reserve development on prior accident years, as discussed below. The current accident year ratios were measured as of September 30 of the respective years and included a decrease of 1.5 percentage points for the first nine months of 2024 in the ratio for large losses of $2 million or more per claim, discussed below.
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
Cincinnati Financial Corporation Third-Quarter 2024 10-Q

higher losses for liability coverages for some of our lines of business. Due to increased uncertainty regarding ultimate losses, we intend to remain prudent in reserving for estimated ultimate losses until longer-term loss cost trends become more clear.
Catastrophe losses and loss expenses accounted for 5.4 and 6.9 percentage points of the combined ratio for the third quarter and first nine months of 2024, compared with 6.7 and 9.4 percentage points for the same periods a year ago. Through 2023, the 10-year annual average for that catastrophe measure for the commercial lines segment was 5.9 percentage points, and the five-year annual average was 6.5 percentage points.
The net effect of reserve development on prior accident years during the third quarter and first nine months of 2024 was favorable for commercial lines overall by $50 million and $117 million, compared with $34 million and $125 million for the same periods in 2023. For the first nine months of 2024, our commercial property and workers' compensation lines of business were the main contributors to the commercial lines net favorable reserve development. The net favorable reserve development recognized during the first nine months of 2024 for our commercial lines insurance segment was mainly for accident years 2023 and 2022 and was primarily due to lower-than-anticipated loss emergence on known claims. Our commercial casualty line of business included $27 million of unfavorable reserve development on prior accident years for the first nine months of 2024. Reserve estimates are inherently uncertain as described in our 2023 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 53.
The commercial lines underwriting expense ratio decreased for the third quarter and increased for the first nine months of 2024, compared with the same periods a year ago. The third-quarter 2024 decrease was largely due to a decrease in profit-sharing commissions for agencies. The nine-month 2024 increase was primarily due to an increase in profit-sharing commissions for agencies and employee-related expenses. The ratios also included ongoing expense management efforts and higher earned premiums.

Commercial Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended September 30,			Nine months ended September 30,
	2024	2023	% Change	2024	2023	% Change
Current accident year losses greater than $5 million	$11	$18	(39)	$42	$76	(45)
Current accident year losses $2 million - $5 million	36	28	29	58	68	(15)
Large loss prior accident year reserve development	20	30	(33)	54	52	4
Total large losses incurred	67	76	(12)	154	196	(21)
Losses incurred but not reported	117	88	33	365	242	51
Other losses excluding catastrophe losses	337	336	0	1,089	1,055	3
Catastrophe losses	58	67	(13)	223	288	(23)
Total losses incurred	$579	$567	2	$1,831	$1,781	3

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	1.0%	1.7%	(0.7)	1.3%	2.4%	(1.1)
Current accident year losses $2 million - $5 million	3.2	2.6	0.6	1.7	2.1	(0.4)
Large loss prior accident year reserve development	1.7	2.8	(1.1)	1.6	1.6	0.0
Total large loss ratio	5.9	7.1	(1.2)	4.6	6.1	(1.5)
Losses incurred but not reported	10.3	8.3	2.0	11.0	7.6	3.4
Other losses excluding catastrophe losses	29.7	31.7	(2.0)	32.8	33.2	(0.4)
Catastrophe losses	5.1	6.3	(1.2)	6.7	9.0	(2.3)
Total loss ratio	51.0%	53.4%	(2.4)	55.1%	55.9%	(0.8)

Cincinnati Financial Corporation Third-Quarter 2024 10-Q

We continue to monitor new losses and case reserve increases greater than $2 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The third-quarter 2024 commercial lines total large losses incurred of $67 million, net of reinsurance, was lower than the quarterly average of $74 million during full-year 2023 and the $76 million of total large losses incurred for the third quarter of 2023. The decrease in commercial lines large losses for the first nine months of 2024 was primarily due to our commercial property line of business. The third-quarter 2024 ratio for commercial lines total large losses was 1.2 percentage points lower than last year's third-quarter ratio. The third-quarter 2024 amount of total large losses incurred helped contribute to the decrease in the nine-month 2024 total large loss ratio, compared with 2023, in addition to a first-half 2024 ratio that was 1.7 points lower than the first half of 2023. We believe results for the three- and nine-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $2 million.

PERSONAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2024	2023	% Change	2024	2023	% Change
Earned premiums	$678	$527	29	$1,897	$1,484	28
Fee revenues	2	1	100	4	3	33
Total revenues	680	528	29	1,901	1,487	28
Loss and loss expenses from:
Current accident year before catastrophe losses	367	297	24	1,052	865	22
Current accident year catastrophe losses	186	79	135	396	327	21
Prior accident years before catastrophe losses	5	(2)	nm	5	(12)	nm
Prior accident years catastrophe losses	(5)	(6)	17	(32)	(42)	24
Loss and loss expenses	553	368	50	1,421	1,138	25
Underwriting expenses	196	159	23	554	441	26
Underwriting profit (loss)	$(69)	$1	nm	$(74)	$(92)	20

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	54.0%	56.3%	(2.3)	55.4%	58.3%	(2.9)
Current accident year catastrophe losses	27.4	15.1	12.3	20.9	22.0	(1.1)
Prior accident years before catastrophe losses	0.9	(0.4)	1.3	0.3	(0.8)	1.1
Prior accident years catastrophe losses	(0.8)	(1.2)	0.4	(1.7)	(2.8)	1.1
Loss and loss expenses	81.5	69.8	11.7	74.9	76.7	(1.8)
Underwriting expenses	28.8	30.1	(1.3)	29.2	29.7	(0.5)
Combined ratio	110.3%	99.9%	10.4	104.1%	106.4%	(2.3)

Combined ratio	110.3%	99.9%	10.4	104.1%	106.4%	(2.3)
Contribution from catastrophe losses and prior years reserve development	27.5	13.5	14.0	19.5	18.4	1.1
Combined ratio before catastrophe losses and prior years reserve development	82.8%	86.4%	(3.6)	84.6%	88.0%	(3.4)

Overview
Performance highlights for the personal lines segment include:
•Premiums – Personal lines earned premiums and net written premiums continued to grow during the third quarter and first nine months of 2024, including increased agency new business and renewal written premiums that included higher average pricing. Cincinnati Private ClientSM net written premiums included in the personal lines insurance segment results totaled approximately $479 million and $1.281 billion for the third quarter and first nine months of 2024, compared with $356 million and $938 million for the same periods of 2023. Cincinnati
Cincinnati Financial Corporation Third-Quarter 2024 10-Q

Private Client net written premiums for the respective periods included excess and surplus lines homeowner policies with premiums totaling $46 million in the third quarter and $131 million in the first nine months of 2024, compared with $34 million in the third quarter and $85 million in the first nine months of 2023. The table below analyzes the primary components of premiums.
Agency renewal written premiums increased 28% and 27% for the third quarter and first nine months of 2024, reflecting rate increases in selected states, a higher level of insured exposures and other factors such as changes in policy deductibles or mix of business. Part of the insured exposure increase reflects our response to inflation effects that increase the cost of building materials used to repair damaged homes.
We estimate that premium rates for our personal auto line of business increased at average percentages in the low-double-digit range during the first nine months of 2024. For our homeowner line of business, we estimate that premium rates for the first nine months of 2024 increased at average percentages in the high-single-digit range. For both our personal auto and homeowner lines of business, some individual policies experienced lower or higher rate changes based on each risk's specific characteristics and enhanced pricing precision enabled by predictive models.
Personal lines new business written premiums increased $43 million or 35% for the third quarter of 2024, compared with the same period of 2023, including approximately $18 million from Cincinnati Private Client policies and $25 million from middle-market policies. For the first nine months of 2024, compared with the same period of 2023, personal lines new business written premiums increased $143 million or 47%, including approximately $58 million from Cincinnati Private Client policies and $85 million from middle-market policies. We believe we maintained underwriting and pricing discipline across all personal lines markets as we expanded use of enhanced pricing precision tools.
Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. For our personal lines insurance segment, an increase in 2024 ceded premiums reduced net written premiums by approximately $10 million and $20 million for the third quarter and first nine months of 2024, compared with the same periods of 2023.
Personal Lines Insurance Premiums

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2024	2023	% Change	2024	2023	% Change
Agency renewal written premiums	$695	$542	28	$1,870	$1,471	27
Agency new business written premiums	165	122	35	450	307	47
Other written premiums	(28)	(18)	(56)	(74)	(55)	(35)
Net written premiums	832	646	29	2,246	1,723	30
Unearned premium change	(154)	(119)	(29)	(349)	(239)	(46)
Earned premiums	$678	$527	29	$1,897	$1,484	28

•Combined ratio – Our personal lines combined ratio for the third quarter of 2024 increased by 10.4 percentage points, compared with third-quarter 2023, primarily due to an increase of 12.7 points in losses from catastrophes. The third-quarter 2024 combined ratio also included a decrease of 2.3 percentage points from current accident year loss and loss expenses before catastrophe losses, including an increase of 5.0 points for the IBNR portion and a decrease of 7.3 points for the case incurred portion. For the first nine months of 2024, the combined ratio improved by 2.3 percentage points, compared with the same period a year ago, including no change in the net ratio for losses from catastrophes. The nine-month 2024 combined ratio also included a decrease of 2.9 points from current accident year loss and loss expenses before catastrophe losses, including an increase of 2.1 points in the IBNR portion and a decrease of 5.0 points for the case incurred portion. Those current accident year ratios were measured as of September 30 of the respective years and included a decrease of 1.6 percentage points for the first nine months of 2024 in the ratio for large losses of $2 million or more per claim, discussed below.
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
Cincinnati Financial Corporation Third-Quarter 2024 10-Q

regarding ultimate losses, we intend to remain prudent in reserving for estimated ultimate losses until longer-term loss cost trends become more clear.
Catastrophe losses and loss expenses accounted for 26.6 and 19.2 percentage points of the combined ratio for the third quarter and first nine months of 2024, compared with 13.9 and 19.2 points for the same periods a year ago. The 10-year annual average catastrophe loss ratio for the personal lines segment through 2023 was 11.4 percentage points, and the five-year annual average was 13.2 percentage points.
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
The net effect of reserve development on prior accident years during the third quarter of 2024 was unfavorable by less than $1 million but favorable by $27 million for the first nine months of 2024 for personal lines overall, compared with $8 million and $54 million of favorable development for the same periods of 2023. Our homeowner line of business was the primary contributor to the personal lines net favorable reserve development for the first nine months of 2024. The net favorable reserve development was primarily due to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2023 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 53.
The personal lines underwriting expense ratio decreased for the third quarter and first nine months of 2024, compared with the same periods a year ago. The decreases were primarily due to premium growth outpacing growth in various expenses. The ratios also included ongoing expense management efforts.
Personal Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended September 30,			Nine months ended September 30,
	2024	2023	% Change	2024	2023	% Change
Current accident year losses greater than $5 million	$7	$6	17	$7	$27	(74)
Current accident year losses $2 million - $5 million	13	24	(46)	39	34	15
Large loss prior accident year reserve development	(1)	2	nm	2	9	(78)
Total large losses incurred	19	32	(41)	48	70	(31)
Losses incurred but not reported	33	7	371	86	60	43
Other losses excluding catastrophe losses	256	210	22	743	591	26
Catastrophe losses	178	71	151	357	277	29
Total losses incurred	$486	$320	52	$1,234	$998	24

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	1.1%	1.1%	0.0	0.4%	1.8%	(1.4)
Current accident year losses $2 million - $5 million	2.0	4.7	(2.7)	2.1	2.3	(0.2)
Large loss prior accident year reserve development	(0.2)	0.4	(0.6)	0.1	0.6	(0.5)
Total large loss ratio	2.9	6.2	(3.3)	2.6	4.7	(2.1)
Losses incurred but not reported	5.0	1.2	3.8	4.6	4.0	0.6
Other losses excluding catastrophe losses	37.6	39.9	(2.3)	39.0	39.9	(0.9)
Catastrophe losses	26.2	13.4	12.8	18.8	18.7	0.1
Total loss ratio	71.7%	60.7%	11.0	65.0%	67.3%	(2.3)

We continue to monitor new losses and case reserve increases greater than $2 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the third quarter of 2024, the personal lines total large loss ratio, net of reinsurance, was 3.3 percentage points lower than last year's third quarter. The decrease in personal lines total large losses incurred for the first nine months of 2024 occurred primarily for our homeowner line of business. The third-quarter 2024 amount of total large losses incurred helped contribute to the decrease in the
Cincinnati Financial Corporation Third-Quarter 2024 10-Q

nine-month 2024 total large loss ratio, compared with 2023, in addition to a first-half 2024 ratio that was 1.6 points lower than the first half of 2023. We believe results for the three- and nine-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $2 million.

EXCESS AND SURPLUS LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2024	2023	% Change	2024	2023	% Change
Earned premiums	$157	$135	16	$447	$394	13
Fee revenues	—	1	(100)	2	2	0
Total revenues	157	136	15	449	396	13

Loss and loss expenses from:
Current accident year before catastrophe losses	100	88	14	288	268	7
Current accident year catastrophe losses	2	(1)	nm	6	3	100
Prior accident years before catastrophe losses	5	1	400	5	(13)	nm
Prior accident years catastrophe losses	—	(1)	100	—	(1)	100
Loss and loss expenses	107	87	23	299	257	16
Underwriting expenses	42	35	20	122	101	21
Underwriting profit	$8	$14	(43)	$28	$38	(26)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	64.2%	64.8%	(0.6)	64.6%	67.9%	(3.3)
Current accident year catastrophe losses	1.7	(0.6)	2.3	1.4	0.8	0.6
Prior accident years before catastrophe losses	2.9	0.9	2.0	1.0	(3.3)	4.3
Prior accident years catastrophe losses	(0.2)	(0.2)	0.0	0.0	(0.2)	0.2
Loss and loss expenses	68.6	64.9	3.7	67.0	65.2	1.8
Underwriting expenses	26.7	25.6	1.1	27.3	25.7	1.6
Combined ratio	95.3%	90.5%	4.8	94.3%	90.9%	3.4

Combined ratio	95.3%	90.5%	4.8	94.3%	90.9%	3.4
Contribution from catastrophe losses and prior years reserve development	4.4	0.1	4.3	2.4	(2.7)	5.1
Combined ratio before catastrophe losses and prior years reserve development	90.9%	90.4%	0.5	91.9%	93.6%	(1.7)

Overview
Performance highlights for the excess and surplus lines segment include:
•Premiums – Excess and surplus lines earned premiums and net written premiums continued to grow during the third quarter and first nine months of 2024, compared with the same periods a year ago, including increases in both agency renewal and new business written premiums. Renewal written premiums rose 22% for the third quarter and 16% for the nine months ended September 30, 2024, compared with the same periods of 2023, largely due to higher renewal pricing. For both 2024 periods, excess and surplus lines policy renewals experienced estimated average price increases at percentages in the high-single-digit range. We measure average changes in excess and surplus lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies.
New business written premiums produced by agencies increased by 26% for the third quarter and 14% for the first nine months of 2024 compared with the same periods of 2023, as we continued to carefully underwrite each policy in a highly competitive market. Some of what we report as new business came from accounts that were not new to our agents. We believe our agents' seasoned accounts tend to be priced more accurately than business that may be less familiar to them.
Cincinnati Financial Corporation Third-Quarter 2024 10-Q

Excess and Surplus Lines Insurance Premiums

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2024	2023	% Change	2024	2023	% Change
Agency renewal written premiums	$113	$93	22	$365	$316	16
Agency new business written premiums	54	43	26	147	129	14
Other written premiums	(10)	(8)	(25)	(29)	(25)	(16)
Net written premiums	157	128	23	483	420	15
Unearned premium change	—	7	(100)	(36)	(26)	(38)
Earned premiums	$157	$135	16	$447	$394	13

•Combined ratio – The excess and surplus lines combined ratio increased by 4.8 percentage points for the third quarter and 3.4 points for the first nine months of 2024, compared with the same periods of 2023. The increases were largely due to unfavorable reserve development on prior accident year loss and loss expenses for the three and nine months ended September 30, 2024, compared with a smaller amount of unfavorable reserve development for third-quarter 2023 and favorable reserve development for the first nine months of 2023. Higher catastrophe losses for both 2024 periods also contributed to the combined ratio increases.
The 64.2% third-quarter 2024 ratio for current accident year loss and loss expenses before catastrophe losses was 0.6 percentage points lower, compared with the 64.8% accident year 2023 ratio measured as of September 30, 2023, including an increase of 2.7 points for the IBNR portion and a decrease of 3.3 points for the case incurred portion. The 64.6% nine-month 2024 ratio for current accident year loss and loss expenses before catastrophe losses was 3.3 percentage points lower, compared with the 67.9% accident year 2023 ratio measured as of September 30, 2023, including a decrease of 5.3 points for the IBNR portion and an increase of 2.0 points for the case incurred portion.
Excess and surplus lines net reserve development on prior accident years, as a ratio to earned premiums, was unfavorable by 2.7% for the third quarter and 1.0% for the first nine months of 2024, compared with unfavorable 0.7% for third-quarter 2023 and favorable 3.5% for the first nine months of 2023. Reserve estimates are inherently uncertain as described in our 2023 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 53.
The excess and surplus lines underwriting expense ratio increased for the third quarter and first nine months of 2024, compared with the same periods a year ago. The increases were largely due to increases in profit-sharing commissions for agencies and employee-related expenses. The ratio for both periods also benefited from ongoing expense management efforts and premium growth.

Cincinnati Financial Corporation Third-Quarter 2024 10-Q

Excess and Surplus Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended September 30,			Nine months ended September 30,
	2024	2023	% Change	2024	2023	% Change
Current accident year losses greater than $5 million	$—	$—	nm	$—	$—	nm
Current accident year losses $2 million - $5 million	2	—	nm	4	—	nm
Large loss prior accident year reserve development	—	—	nm	—	(1)	100
Total large losses incurred	2	—	nm	4	(1)	nm
Losses incurred but not reported	12	16	(25)	59	63	(6)
Other losses excluding catastrophe losses	55	45	22	143	118	21
Catastrophe losses	2	(1)	nm	6	2	200
Total losses incurred	$71	$60	18	$212	$182	16

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	—%	—%	0.0	—%	—%	0.0
Current accident year losses $2 million - $5 million	1.3	—	1.3	0.9	—	0.9
Large loss prior accident year reserve development	—	—	0.0	—	(0.2)	0.2
Total large loss ratio	1.3	—	1.3	0.9	(0.2)	1.1
Losses incurred but not reported	7.1	11.9	(4.8)	13.2	15.9	(2.7)
Other losses excluding catastrophe losses	35.4	33.2	2.2	32.1	29.9	2.2
Catastrophe losses	1.5	(0.9)	2.4	1.3	0.5	0.8
Total loss ratio	45.3%	44.2%	1.1	47.5%	46.1%	1.4

We continue to monitor new losses and case reserve increases greater than $2 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the third quarter of 2024, the excess and surplus lines total ratio for large losses, net of reinsurance, was 1.3 percentage points higher than last year's third quarter. The third-quarter 2024 amount of total large losses incurred contributed unfavorably to the increase in the nine-month 2024 total large loss ratio, compared with 2023, in addition to a first-half 2024 ratio that was 1.0 points higher than the first half of 2023. We believe results for the three- and nine-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $2 million.

Cincinnati Financial Corporation Third-Quarter 2024 10-Q

LIFE INSURANCE RESULTS

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2024	2023	% Change	2024	2023	% Change
Earned premiums	$80	$76	5	$240	$233	3
Fee revenues	1	3	(67)	4	8	(50)
Total revenues	81	79	3	244	241	1
Contract holders' benefits incurred	79	71	11	226	230	(2)
Investment interest credited to contract holders	(32)	(31)	(3)	(94)	(91)	(3)
Underwriting expenses incurred	24	22	9	70	64	9
Total benefits and expenses	71	62	15	202	203	0
Life insurance segment profit	$10	$17	(41)	$42	$38	11

Overview
Performance highlights for the life insurance segment include:
•Revenues – Revenues increased for the nine months ended September 30, 2024, compared with the same period a year ago, driven by higher earned premiums from term life insurance, our largest life insurance product line.
Net in-force life insurance policy face amounts increased 2% to $83.664 billion at September 30, 2024, from $82.361 billion at year-end 2023.
Fixed annuity deposits received for the three and nine months ended September 30, 2024, were $10 million and $29 million, compared with $13 million and $38 million for the same periods of 2023. Fixed annuity deposits have a minimal impact to earned premiums because deposits received are initially recorded as liabilities. Profit is earned over time by way of interest rate spreads. We do not write variable or equity-indexed annuities.
Life Insurance Premiums

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2024	2023	% Change	2024	2023	% Change
Term life insurance	$58	$56	4	$174	$170	2
Whole life insurance	13	12	8	39	37	5
Universal life and other	9	8	13	27	26	4
Net earned premiums	$80	$76	5	$240	$233	3

•Profitability – Our life insurance segment typically reports a smaller profit compared with the life insurance subsidiary because profits from investment income spreads are included in our investments segment results. We include only investment income credited to contract holders (including interest assumed in life insurance policy reserve calculations) in our life insurance segment results. A profit of $42 million for our life insurance segment in the first nine months of 2024, compared with a profit of $38 million for the same period of 2023, was primarily due to more favorable mortality experience.

Life insurance segment benefits and expenses consist principally of contract holders' (policyholders') benefits incurred related to traditional life and interest-sensitive products and operating expenses incurred, net of deferred acquisition costs. Total benefits decreased in the first nine months of 2024 primarily due to more favorable mortality experience.

Underwriting expenses for the first nine months of 2024 increased compared with the same period a year ago, largely due to higher general insurance expense levels compared to the same period of 2023.

We recognize that assets under management, capital appreciation and investment income are integral to evaluating the success of the life insurance segment because of the long duration of life products.
Cincinnati Financial Corporation Third-Quarter 2024 10-Q

On a basis that includes investment income and investment gains or losses from life-insurance-related invested assets, the life insurance subsidiary reported net income of $20 million and $63 million for the three and nine months ended September 30, 2024, compared with $25 million and $65 million for the three and nine months ended September 30, 2023. The life insurance subsidiary portfolio had net after-tax investment losses of less than $1 million and $7 million for the three and nine months ended September 30, 2024, compared with less than $1 million of net after-tax gains and $1 million of net after-tax investment losses for the three and nine months ended September 30, 2023.

INVESTMENTS RESULTS
Overview
The investments segment contributes investment income and investment gains and losses to results of operations. Investments traditionally are our primary source of pretax and after-tax profits.
Investment Income
Pretax investment income grew 15% for the third quarter and 14% for the first nine months of 2024, compared with the same periods of 2023. Interest income increased by $33 million and $88 million for the three and nine months ended September 30, 2024, as net purchases of fixed-maturity securities in recent quarters and higher bond yields are working to generally offset effects of the low interest rate environment of the past several years. Net purchases of fixed-maturity securities totaled $672 million for the third quarter and $1.443 billion for the first nine months of 2024. Sales of selected equity securities, discussed below, contributed to the relatively larger amount of third-quarter 2024 net purchases as proceeds from those sales were reinvested in fixed-maturity securities. Bond purchases in the third quarter helped increase the yield of the overall investment portfolio as we target what we believe to be optimal risk-adjusted after-tax yields. Dividend income decreased by $1 million in the third quarter and increased by $4 million for the first nine months of 2024. In addition to dividend rates generally increasing more slowly in recent quarters, net sales of equity securities totaled $959 million for the third quarter and $1.050 billion for the first nine months of 2024. Most of the equity security sales involved trimming or exiting positions for selected common stocks. Minor asset allocation adjustments in our equity portfolio in recent quarters partially offset other factors that unfavorably affected dividend income. Our investment approach remains the same as we focus on balancing near-term income generation with long-term book value growth potential.

Investments Results

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2024	2023	% Change	2024	2023	% Change
Total investment income, net of expenses	$258	$225	15	$745	$655	14
Investment interest credited to contract holders	(32)	(31)	(3)	(94)	(91)	(3)
Investment gains and losses, net	758	(456)	nm	1,507	84	nm
Investments profit (loss), pretax	$984	$(262)	nm	$2,158	$648	233

Cincinnati Financial Corporation Third-Quarter 2024 10-Q

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

(Dollars in millions)	% Yield	Principal redemptions
At September 30, 2024
Fixed-maturity pretax yield profile:
Expected to mature during the remainder of 2024	5.02%	$494
Expected to mature during 2025	4.71	1,388
Expected to mature during 2026	5.06	1,188
Average yield and total expected maturities from the remainder of 2024 through 2026	4.90	$3,070

The table below shows the average pretax yield-to-amortized cost for fixed-maturity securities acquired during the periods indicated. The average yield for total fixed-maturity securities acquired during the first nine months of 2024 was higher than the 4.60% average yield-to-amortized cost of the fixed-maturity securities portfolio at the end of 2023. Our fixed-maturity portfolio's average yield of 4.63% for the first nine months of 2024, from the investment income table below, was also higher than the 4.60% yield for the year-end 2023 fixed-maturities portfolio.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Average pretax yield-to-amortized cost on new fixed-maturities:
Acquired taxable fixed-maturities	5.63%	6.60%	5.81%	6.41%
Acquired tax-exempt fixed-maturities	4.09	4.34	4.12	4.24
Average total fixed-maturities acquired	5.53	6.40	5.68	6.15

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

Cincinnati Financial Corporation Third-Quarter 2024 10-Q

The table below provides details about investment income. Average yields in this table are based on the average invested asset and cash amounts indicated in the table, using fixed-maturity securities valued at amortized cost and all other securities at fair value.

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2024	2023	% Change	2024	2023	% Change
Investment income:
Interest	$187	$154	21	$529	$441	20
Dividends	68	69	(1)	209	205	2
Other	7	5	40	18	18	0
Less investment expenses	4	3	33	11	9	22
Investment income, pretax	258	225	15	745	655	14
Less income taxes	44	37	19	125	106	18
Total investment income, after-tax	$214	$188	14	$620	$549	13

Investment returns:
Average invested assets plus cash and cash equivalents	$29,107	$25,490		$28,447	$25,025
Average yield pretax	3.55%	3.53%		3.49%	3.49%
Average yield after-tax	2.94	2.95		2.91	2.93
Effective tax rate	16.9	16.3		16.8	16.2

Fixed-maturity returns:
Average amortized cost	$15,592	$13,879		$15,218	$13,515
Average yield pretax	4.80%	4.44%		4.63%	4.35%
Average yield after-tax	3.93	3.66		3.80	3.59
Effective tax rate	18.1	17.6		18.0	17.4

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

Cincinnati Financial Corporation Third-Quarter 2024 10-Q

The table below summarizes total investment gains and losses, before taxes.

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Investment gains and losses:
Equity securities:
Investment gains and losses on securities sold, net	$24	$(5)	$146	$2
Unrealized gains and losses on securities still held, net	817	(458)	1,446	99
Subtotal	841	(463)	1,592	101
Fixed maturities:
Gross realized gains	1	1	5	2
Gross realized losses	(87)	(1)	(94)	(2)
Change in allowance for credit losses, net	—	1	(25)	(2)
Write-down of impaired securities with intent to sell	—	—	—	(4)
Subtotal	(86)	1	(114)	(6)
Other	3	6	29	(11)
Total investment gains and losses reported in net income	758	(456)	1,507	84
Change in unrealized investment gains and losses:
Fixed maturities	497	(369)	367	(360)
Total	$1,255	$(825)	$1,874	$(276)

Of the 4,988 fixed-maturity securities in the portfolio, five securities were trading below 70% of amortized cost at September 30, 2024. Our asset impairment committee regularly monitors the portfolio, including a quarterly review of the entire portfolio for potential credit losses. We believe that if liquidity in the markets were to significantly deteriorate or economic conditions were to significantly weaken, we could experience declines in portfolio values and possibly increases in the allowance for credit losses or write-downs to fair value.

Cincinnati Financial Corporation Third-Quarter 2024 10-Q

OTHER
We report as Other the noninvestment operations of the parent company and a noninsurance subsidiary, CFC Investment Company. We also report as Other the underwriting results of Cincinnati Re and Cincinnati Global, including earned premiums, loss and loss expenses and underwriting expenses in the table below.

Total revenues for the first nine months of 2024 for our Other operations increased, compared with the same period of 2023, primarily due to earned premiums from Cincinnati Re and Cincinnati Global, with increases of $5 million and $10 million, respectively. Cincinnati Re had $411 million of earned premiums for the first nine months of 2024 and generated an underwriting profit of $76 million. Cincinnati Global had $203 million of earned premiums for the first nine months of 2024 and generated an underwriting profit of $68 million. Total expenses for Other decreased for the first nine months of 2024, primarily due to lower loss and loss expenses from Cincinnati Re and Cincinnati Global.

Other income in the table below represents profit before income taxes. For all periods shown, total other income was driven by underwriting profit from Cincinnati Re and Cincinnati Global.

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2024	2023	% Change	2024	2023	% Change
Interest and fees on loans and leases	$3	$2	50	$7	$5	40
Earned premiums	245	233	5	614	599	3
Other revenues	—	1	(100)	3	3	0
Total revenues	248	236	5	624	607	3
Interest expense	13	13	0	40	40	0
Loss and loss expenses	133	126	6	290	309	(6)
Underwriting expenses	70	62	13	180	170	6
Operating expenses	6	5	20	19	17	12
Total expenses	222	206	8	529	536	(1)
Total other income	$26	$30	(13)	$95	$71	34

TAXES
We had $220 million and $492 million of income tax expense for the three and nine months ended September 30, 2024, compared with $49 million of income tax benefit and $126 million of income tax expense for the same periods of 2023. The effective tax rate for the three and nine months ended September 30, 2024, was 21.2% and 20.7% compared with 33.1% and 16.0% for the same periods last year. The change in our effective tax rate between periods was primarily due to large changes in our net investment gains and losses included in income for the periods and changes in underwriting income and investment income.

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

Cincinnati Financial Corporation Third-Quarter 2024 10-Q

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2024, shareholders' equity was $13.804 billion, compared with $12.098 billion at December 31, 2023. Total debt was $815 million at September 30, 2024, unchanged from December 31, 2023. At September 30, 2024, cash and cash equivalents totaled $1.752 billion, compared with $907 million at December 31, 2023. During the third quarter of 2024, net sales of equity securities were $959 million, primarily from trimming or exiting positions for selected common stocks. Proceeds from the sales of those equity securities were used to purchase fixed maturities during the third quarter of 2024, with plans to purchase additional fixed maturities in the fourth quarter of 2024, thereby reducing our cash balance at September 30, 2024.

In addition to our historically positive operating cash flow to meet the needs of operations, we have the ability to slow investing activities or sell a portion of our high-quality, liquid investment portfolio if such need arises. We also have additional capacity to borrow on our revolving short-term line of credit, as described further below.

SOURCES OF LIQUIDITY

Subsidiary Dividends
Our lead insurance subsidiary declared dividends of $290 million to the parent company in the first nine months of 2024, compared with $426 million for the same period of 2023. For full-year 2023, our lead insurance subsidiary paid dividends totaling $526 million to the parent company. State of Ohio regulatory requirements restrict the dividends our insurance subsidiary can pay. For full-year 2024, total dividends that our insurance subsidiary can pay to our parent company without regulatory approval are approximately $729 million.

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

The table below shows a summary of the operating cash flow for property casualty insurance (direct method):

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2024	2023	% Change	2024	2023	% Change
Premiums collected	$2,343	$2,025	16	$6,593	$5,806	14
Loss and loss expenses paid	(1,114)	(1,058)	(5)	(3,218)	(3,185)	(1)
Commissions and other underwriting expenses paid	(585)	(516)	(13)	(2,008)	(1,772)	(13)
Cash flow from underwriting	644	451	43	1,367	849	61
Investment income received	192	151	27	533	447	19
Cash flow from operations	$836	$602	39	$1,900	$1,296	47

Cincinnati Financial Corporation Third-Quarter 2024 10-Q

Collected premiums for property casualty insurance rose $787 million during the first nine months of 2024, compared with the same period in 2023. Loss and loss expenses paid for the 2024 period increased $33 million. Commissions and other underwriting expenses paid increased $236 million.

We discuss our future obligations for claims payments and for underwriting expenses in our 2023 Annual Report on Form 10-K, Item 7, Obligations, Page 97.

Capital Resources
At September 30, 2024, our debt-to-total-capital ratio was 5.6%, considerably below our 35% covenant threshold, with $790 million in long-term debt and $25 million in borrowing on our revolving short-term line of credit. At September 30, 2024, $275 million was available for future cash management needs as part of the general provisions of the line of credit agreement, with another $300 million available as part of an accordion feature. Based on our capital requirements at September 30, 2024, we do not anticipate a material increase in debt levels exceeding the available line of credit amount during the year. As a result, we expect changes in our debt-to-total-capital ratio to continue to be largely a function of the contribution of unrealized investment gains or losses to shareholders' equity. On September 12, 2024, we terminated our unsecured letter of credit agreement, which provided a portion of the capital needed to support Cincinnati Global's obligations at Lloyd's. The amount of the unsecured letter of credit agreement was $94 million, with no amount drawn. We replaced the letter of credit agreement with common equities, bringing total common equities held in Lloyd's trust accounts to $219 million.

We provide details of our three long-term notes in this quarterly report Item 1, Note 3, Fair Value Measurements. None of the notes are encumbered by rating triggers.

Four independent ratings firms award insurer financial strength ratings to our property casualty insurance companies and three firms rate our life insurance company. Those firms made no changes to our parent company debt ratings during the first nine months of 2024. On October 16, 2024, Fitch Ratings revised our Rating Outlook to Positive from Stable for all ratings. Our debt ratings are discussed in our 2023 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, Long-Term Debt, Page 96.

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

Other Commitments
In addition to our contractual obligations, we have other property casualty operational commitments:
•Commissions – Commissions paid were $1.310 billion in the first nine months of 2024. Commission payments generally track with written premiums, except for annual profit-sharing commissions typically paid during the first quarter of the year.
•Other underwriting expenses – Many of our underwriting expenses are not contractual obligations, but reflect the ongoing expenses of our business. Noncommission underwriting expenses paid were $698 million in the first nine months of 2024.
There were no contributions to our qualified pension plan during the first nine months of 2024.

Cincinnati Financial Corporation Third-Quarter 2024 10-Q

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

Uses of Capital
Uses of cash to enhance shareholder return include dividends to shareholders and shares acquired under our repurchase program. In January 2024, the board of directors declared regular quarterly cash dividends of 81 cents per share for an indicated annual rate of $3.24 per share. During the first nine months of 2024, we used $365 million to pay cash dividends to shareholders.

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

Total gross reserves at September 30, 2024, increased $891 million compared with December 31, 2023. Case loss reserves decreased by $9 million, IBNR loss reserves increased by $794 million and loss expense reserves increased by $106 million. The total gross increase was primarily due to our commercial casualty and homeowner lines of business and also our excess and surplus lines insurance segment.

Cincinnati Financial Corporation Third-Quarter 2024 10-Q

Property Casualty Gross Reserves

(Dollars in millions)	Loss reserves		Loss expense reserves	Total gross reserves
	Case reserves	IBNR reserves			Percent of total
At September 30, 2024
Commercial lines insurance:
Commercial casualty	$1,124	$1,424	$808	$3,356	34.0%
Commercial property	297	228	85	610	6.2
Commercial auto	427	350	153	930	9.4
Workers' compensation	403	563	86	1,052	10.7
Other commercial	153	38	129	320	3.2
Subtotal	2,404	2,603	1,261	6,268	63.5
Personal lines insurance:
Personal auto	249	116	88	453	4.6
Homeowner	234	270	80	584	5.9
Other personal	90	148	8	246	2.5
Subtotal	573	534	176	1,283	13.0
Excess and surplus lines	386	397	273	1,056	10.7
Cincinnati Re	171	839	6	1,016	10.3
Cincinnati Global	119	120	4	243	2.5
Total	$3,653	$4,493	$1,720	$9,866	100.0%
At December 31, 2023
Commercial lines insurance:
Commercial casualty	$1,111	$1,205	$792	$3,108	34.6%
Commercial property	362	116	81	559	6.3
Commercial auto	418	303	142	863	9.6
Workers' compensation	431	540	89	1,060	11.8
Other commercial	143	26	128	297	3.3
Subtotal	2,465	2,190	1,232	5,887	65.6
Personal lines insurance:
Personal auto	222	74	73	369	4.1
Homeowner	215	122	58	395	4.4
Other personal	101	119	6	226	2.5
Subtotal	538	315	137	990	11.0
Excess and surplus lines	360	336	236	932	10.4
Cincinnati Re	158	747	6	911	10.2
Cincinnati Global	141	111	3	255	2.8
Total	$3,662	$3,699	$1,614	$8,975	100.0%

LIFE POLICY AND INVESTMENT CONTRACT RESERVES
Gross life policy and investment contract reserves were $3.069 billion at September 30, 2024, compared with $3.068 billion at year-end 2023. Details about these reserves are in this quarterly report Item 1, Note 5, Life Policy and Investment Contract Reserves. We discussed our life insurance reserving practices in our 2023 Annual Report on Form 10-K, Item 7, Life Insurance Policyholder Obligations and Reserves, Page 104, and updated that disclosure in this quarterly report Item 1, Note 1, Accounting Policies.
Cincinnati Financial Corporation Third-Quarter 2024 10-Q

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

The fair value of our investment portfolio was $27.441 billion at September 30, 2024, up $2.661 billion from year-end 2023, including a $2.080 billion increase in the fixed-maturity portfolio and a $581 million increase in the equity portfolio.

(Dollars in millions)	At September 30, 2024				At December 31, 2023
	Cost or amortized cost	Percent of total	Fair value	Percent of total	Cost or amortized cost	Percent of total	Fair value	Percent of total
Taxable fixed maturities	$12,038	59.9%	$11,882	43.4%	$10,414	55.8%	$9,889	40.0%
Tax-exempt fixed maturities	4,036	20.1	3,989	14.5	3,947	21.2	3,902	15.7
Common equities	3,626	18.0	11,200	40.8	3,869	20.8	10,641	42.9
Nonredeemable preferred equities	408	2.0	370	1.3	413	2.2	348	1.4
Total	$20,108	100.0%	$27,441	100.0%	$18,643	100.0%	$24,780	100.0%

At September 30, 2024, substantially all of our consolidated investment portfolio, measured at fair value, is classified as Level 1 or Level 2. See Item 1, Note 3, Fair Value Measurements, for additional discussion of our valuation techniques.

In addition to our investment portfolio, the total investments amount reported in our condensed consolidated balance sheets includes Other invested assets. Other invested assets included $528 million of private equity investments, $84 million of real estate through direct property ownership and development projects in the United States, $35 million of life policy loans and $16 million in Lloyd's deposit at September 30, 2024.
Cincinnati Financial Corporation Third-Quarter 2024 10-Q

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

In the first nine months of 2024, the increase in fair value of our fixed-maturity portfolio was due to net purchases of securities, plus a decrease in our net unrealized loss position that reflected realized losses from the sales of some lower-yielding bonds, as well as a decrease in U.S. Treasury yields in addition to tightening of corporate credit spreads. At September 30, 2024, our fixed-maturity portfolio with an average rating of A2/A was valued at 98.7% of its amortized cost, compared with 96.0% at December 31, 2023.

At September 30, 2024, our investment-grade fixed-maturity securities represented 97.4% of the portfolio based on ratings provided by nationally recognized statistical rating organizations or the Securities Valuation Office of the National Association of Insurance Commissioners.

Attributes of the fixed-maturity portfolio include:

	At September 30, 2024		At December 31, 2023
Weighted average yield-to-amortized cost	4.98%		4.60%
Weighted average maturity	9.5	yrs	7.9	yrs
Effective duration	4.6	yrs	4.3	yrs

We discuss maturities of our fixed-maturity portfolio in our 2023 Annual Report on Form 10-K, Item 8, Note 2, Investments, Page 137, and in this quarterly report Item 2, Investments Results.
Cincinnati Financial Corporation Third-Quarter 2024 10-Q

TAXABLE FIXED MATURITIES
Our taxable fixed-maturity portfolio, with a fair value of $11.882 billion at September 30, 2024, included:

(Dollars in millions)	At September 30, 2024	At December 31, 2023
Investment-grade corporate	$8,010	$7,040
States, municipalities and political subdivisions	820	801
Noninvestment-grade corporate	329	412
Government-sponsored enterprises	2,151	1,224
Asset-backed	314	187
United States government	227	200
Foreign government	31	25
Total	$11,882	$9,889

Our strategy is to buy, and typically hold, fixed-maturity investments to maturity, but we monitor credit profiles and fair value movements when determining holding periods for individual securities. With the exception of United States agency issues that include government-sponsored enterprises, no individual issuer's securities accounted for more than 0.9% of the taxable fixed-maturity portfolio at September 30, 2024. Our investment-grade corporate bonds had an average rating of Baa1 by Moody's or BBB+ by S&P Global Ratings and represented 67.4% of the taxable fixed-maturity portfolio's fair value at September 30, 2024, compared with 71.2% at year-end 2023.

The heaviest concentration in our investment-grade corporate bond portfolio, based on fair value at
September 30, 2024, was the financial sector. It represented 35.6% of our investment-grade corporate bond portfolio, compared with 38.2% at year-end 2023. The utility and energy sectors represented 12.5% and 10.6%, compared with less than 10% and 11.2%, respectively, at year-end 2023. No other sector exceeded 10% of our investment-grade corporate bond portfolio.

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

Our taxable fixed-maturity portfolio at September 30, 2024, included $314 million of asset-backed securities with an average rating of Aa2/AA-.
TAX-EXEMPT FIXED MATURITIES
At September 30, 2024, we had $3.989 billion of tax-exempt fixed-maturity securities with an average rating of Aa2/AA by Moody's and S&P Global Ratings. We traditionally have purchased municipal bonds focusing on general obligation and essential services issues, such as water, waste disposal or others. The portfolio is well diversified among approximately 1,800 municipal bond issuers. No single municipal issuer accounted for more than 0.6% of the tax-exempt fixed-maturity portfolio at September 30, 2024.

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
Cincinnati Financial Corporation Third-Quarter 2024 10-Q

The table below summarizes the effect of hypothetical changes in interest rates on the fair value of the fixed-maturity portfolio:

(Dollars in millions)	Effect from interest rate change in basis points
	-200	-100	—	100	200
At September 30, 2024	$17,326	$16,590	$15,871	$15,107	$14,301
At December 31, 2023	$14,962	$14,375	$13,791	$13,179	$12,543

The effective duration of the fixed-maturity portfolio as of September 30, 2024, was 4.6 years, up from 4.3 years at the end of 2023. The above table is a theoretical presentation showing that an instantaneous, parallel shift in the yield curve of 100 basis points could produce an approximately 4.7% change in the fair value of the fixed-maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value are to changes in the general level of interest rates, exclusive of call features. The fair values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.

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

EQUITY INVESTMENTS
Our equity investments, with a fair value totaling $11.570 billion at September 30, 2024, included $11.200 billion of common stock securities of companies generally with strong indications of paying and growing their dividends. Other criteria we evaluate include increasing sales and earnings, proven management and a favorable outlook. We believe our equity investment style is an appropriate long-term strategy. While our long-term financial position would be affected by prolonged changes in the market valuation of our investments, we believe our strong surplus position and cash flow provide a cushion against short-term fluctuations in valuation. Continued payment of cash dividends by the issuers of our common equity holdings can provide a floor to their valuation.

The table below summarizes the effect of hypothetical changes in market prices on fair value of our equity portfolio.

(Dollars in millions)	Effect from market price change in percent
	-30%	-20%	-10%	—	10%	20%	30%
At September 30, 2024	$8,099	$9,256	$10,413	$11,570	$12,727	$13,884	$15,041
At December 31, 2023	$7,692	$8,791	$9,890	$10,989	$12,088	$13,187	$14,286

At September 30, 2024, Apple Inc.(Nasdaq:AAPL) was our largest single common stock holding with a fair value of $885 million, or 7.9% of our publicly traded common stock portfolio and 3.2% of the total investment portfolio. Forty holdings among nine different sectors each had a fair value greater than $100 million.

Cincinnati Financial Corporation Third-Quarter 2024 10-Q

Common Stock Portfolio Industry Sector Distribution

	Percent of common stock portfolio
	At September 30, 2024		At December 31, 2023
	Cincinnati Financial	S&P 500 Industry Weightings	Cincinnati Financial	S&P 500 Industry Weightings
Sector:
Information technology	32.3%	31.7%	33.1%	28.9%
Industrials	13.5	8.5	11.9	8.8
Healthcare	11.8	11.6	11.6	12.6
Financial	11.4	12.9	13.9	13.0
Consumer discretionary	7.7	10.1	7.0	10.8
Consumer staples	7.3	5.9	7.0	6.2
Materials	4.8	2.2	4.7	2.4
Energy	4.2	3.3	4.1	3.9
Utilities	3.2	2.5	2.7	2.3
Real estate	2.4	2.4	2.6	2.5
Telecomm services	1.4	8.9	1.4	8.6
Total	100.0%	100.0%	100.0%	100.0%

UNREALIZED INVESTMENT GAINS AND LOSSES
At September 30, 2024, unrealized investment gains before taxes for the fixed-maturity portfolio totaled $201 million and unrealized investment losses amounted to $404 million before taxes.

The $203 million net unrealized loss position in our fixed-maturity portfolio at September 30, 2024, decreased in the first nine months of 2024, primarily due to the sale of low-yielding bonds sold at a loss and a decrease in U.S. Treasury yields in addition to tightening of corporate credit spreads. The net loss position for our current fixed-maturity holdings will naturally decline over time as individual securities approach maturity. In addition, changes in interest rates can cause rapid, significant changes in fair values of fixed-maturity securities and the net loss position, as discussed in Quantitative and Qualitative Disclosures About Market Risk.

For federal income tax purposes, taxes on gains from appreciated investments generally are not due until securities are sold. We believe that the appreciated value of equity securities, compared with the cost of securities that is generally used as a tax basis, is a useful measure to help evaluate how fair value can change over time. On this basis, the net unrealized investment gains at September 30, 2024, consisted of a net gain position in our equity portfolio of $7.536 billion. Events or factors such as economic growth or recession can affect the fair value and unrealized investment gains of our equity securities. The five largest holdings in our common stock portfolio were Apple, Microsoft (Nasdaq:MSFT), Broadcom Inc. (Nasdaq:AVGO), UnitedHealth Group Inc (NYSE:UNH) and Abbvie Inc. (NYSE:ABBV), which had a combined fair value of $3.046 billion.

Unrealized Investment Losses
We expect the number of fixed-maturity securities trading below amortized cost to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, amortized costs for some securities are revised through write-downs recognized in prior periods. At September 30, 2024, 2,495 of the 4,988 fixed-maturity securities we owned had fair values below amortized cost, compared with 2,840 of the 4,738 securities we owned at year-end 2023. The 2,495 holdings with fair values below amortized cost at September 30, 2024, represented 48.7% of the fair value of our fixed-maturity investment portfolio and $404 million in unrealized losses.
•1,854 of the 2,495 holdings had fair value between 90% and 100% of amortized cost at September 30, 2024. These primarily consist of securities whose current valuation is largely the result of interest rate factors. The fair value of these 1,854 securities was $6.496 billion, and they accounted for $151 million in unrealized losses.
•636 of the 2,495 fixed-maturity holdings had fair value between 70% and 90% of amortized cost at
September 30, 2024. We believe the 636 fixed-maturity securities will continue to pay interest and ultimately
Cincinnati Financial Corporation Third-Quarter 2024 10-Q

pay principal upon maturity. The issuers of these 636 securities have strong cash flow to service their debt and meet their contractual obligation to make principal payments. The fair value of these securities was $1.217 billion, and they accounted for $247 million in unrealized losses.
•Five of the 2,495 fixed-maturity holdings had fair value below 70% of amortized cost at September 30, 2024. We believe these fixed-maturity securities will continue to pay interest and ultimately pay principal upon maturity. The fair value of these securities was $11 million, and they accounted for $6 million in unrealized losses.

The table below reviews fair values and unrealized losses by investment category and by the overall duration of the securities' continuous unrealized loss position.

(Dollars in millions)	Less than 12 months		12 months or more		Total
At September 30, 2024	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed-maturity securities:
Corporate	$402	$5	$3,937	$213	$4,339	$218
States, municipalities and political subdivisions	287	4	2,000	172	2,287	176
Government-sponsored enterprises	715	1	128	—	843	1
Asset-backed	48	—	99	7	147	7
United States government	—	—	103	2	103	2
Foreign government	—	—	5	—	5	—
Total	$1,452	$10	$6,272	$394	$7,724	$404
At December 31, 2023
Fixed-maturity securities:
Corporate	$379	$13	$5,560	$441	$5,939	$454
States, municipalities and political subdivisions	313	2	1,932	206	2,245	208
Government-sponsored enterprises	652	3	113	3	765	6
Asset-backed	5	—	172	16	177	16
United States government	32	—	129	3	161	3
Foreign government	3	—	6	—	9	—
Total	$1,384	$18	$7,912	$669	$9,296	$687

At September 30, 2024, applying our invested asset impairment policy, we determined that the total of $404 million, for securities in an unrealized loss position in the table above, was not the result of a credit loss.

During the first nine months of 2024, no fixed maturity securities were written down to fair value, due to an intention to be sold. The allowance for credit losses increased $25 million during the first nine months of 2024. During the first nine months of 2023, one fixed-maturity security was written down to fair value, due to an intention to be sold, resulting in $4 million of noncash charges. Changes in allowance for credit losses were $3 million during the first nine months of 2023.

During the full year of 2023, we wrote down one security and recorded $4 million in impairment charges. At December 31, 2023, 2,840 fixed-maturity securities with a total unrealized loss of $687 million were in an unrealized loss position. Of that total, 20 fixed-maturity securities had fair values below 70% of amortized cost.

Cincinnati Financial Corporation Third-Quarter 2024 10-Q

The following table summarizes the investment portfolio by severity of decline:

(Dollars in millions)	Number of issues	Amortized cost	Fair value	Gross unrealized gain (loss)	Gross investment income
At September 30, 2024
Taxable fixed maturities:
Fair valued below 70% of amortized cost	3	$9	$6	$(3)	$—
Fair valued at 70% to less than 100% of amortized cost	1,476	6,421	6,103	(318)	198
Fair valued at 100% and above of amortized cost	1,055	5,608	5,773	165	186
Investment income on securities sold in current year	—	—	—	—	45
Total	2,534	12,038	11,882	(156)	429
Tax-exempt fixed maturities:
Fair valued below 70% of amortized cost	2	8	5	(3)	—
Fair valued at 70% to less than 100% of amortized cost	1,014	1,690	1,610	(80)	37
Fair valued at 100% and above of amortized cost	1,438	2,338	2,374	36	60
Investment income on securities sold in current year	—	—	—	—	3
Total	2,454	4,036	3,989	(47)	100
Fixed-maturities summary:
Fair valued below 70% of amortized cost	5	17	11	(6)	—
Fair valued at 70% to less than 100% of amortized cost	2,490	8,111	7,713	(398)	235
Fair valued at 100% and above of amortized cost	2,493	7,946	8,147	201	246
Investment income on securities sold in current year	—	—	—	—	48
Total	4,988	$16,074	$15,871	$(203)	$529

At December 31, 2023
Fixed-maturities summary:
Fair valued below 70% of amortized cost	20	$67	$44	$(23)	$3
Fair valued at 70% to less than 100% of amortized cost	2,820	9,916	9,252	(664)	409
Fair valued at 100% and above of amortized cost	1,898	4,378	4,495	117	162
Investment income on securities sold in current year	—	—	—	—	26
Total	4,738	$14,361	$13,791	$(570)	$600

See our 2023 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Asset Impairment, Page 58.

Cincinnati Financial Corporation Third-Quarter 2024 10-Q

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures – The company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)).

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company's management, with the participation of the company's chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of September 30, 2024. Based upon that evaluation, the company's chief executive officer and chief financial officer concluded that the design and operation of the company's disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure:
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
Changes in Internal Control over Financial Reporting – During the three months ended September 30, 2024, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Cincinnati Financial Corporation Third-Quarter 2024 10-Q

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

Cincinnati Financial Corporation Third-Quarter 2024 10-Q

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any of our shares that were not registered under the Securities Act during the first nine months of 2024. Our repurchase program does not have an expiration date. On January 26, 2018, an additional 15 million shares were authorized, which expanded our current repurchase program. We have 5,651,785 shares available for purchase under our programs at September 30, 2024.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1-31, 2024	—	$—	—	5,651,785
August 1-31, 2024	—	—	—	5,651,785
September 1-30, 2024	—	—	—	5,651,785
Totals	—	—	—

Cincinnati Financial Corporation Third-Quarter 2024 10-Q

Item 5.    Other Information
Neither the company nor any of our officers or directors adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement as defined by Item 408(a) and Item 408(d) of Regulation S-K during the last fiscal quarter.

Cincinnati Financial Corporation Third-Quarter 2024 10-Q

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

Cincinnati Financial Corporation Third-Quarter 2024 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINCINNATI FINANCIAL CORPORATION
Date: October 24, 2024

/S/ Michael J. Sewell
Michael J. Sewell, CPA
Chief Financial Officer, Executive Vice President and Treasurer
(Principal Accounting Officer)
Cincinnati Financial Corporation Third-Quarter 2024 10-Q