Form 10-K
period 2024-12-31
CINCINNATI FINANCIAL CORP
filed 2025-02-24
CIK 20286

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2024.

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

Cincinnati Financial Corporation - 2024 10-K - Page 1

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

The aggregate market value of voting stock held by nonaffiliates of the Registrant based on the closing price of $118.10 per share as reported on Nasdaq Global Select Market on June 30, 2024, was $18,106,771,595.

As of February 14, 2025, there were 156,523,953 shares of common stock outstanding.

Document Incorporated by Reference

Portions of the definitive Proxy Statement for Cincinnati Financial Corporation’s Annual Meeting of Shareholders to be held on May 3, 2025, are incorporated by reference into Part III of this Form 10-K.
Cincinnati Financial Corporation - 2024 10-K - Page 2

2024 ANNUAL REPORT ON FORM 10-K

Cincinnati Financial Corporation - 2024 10-K - Page 3

Cincinnati Financial Corporation - 2024 10-K - Page 4

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

Our filings with the U.S. Securities and Exchange Commission (SEC) are available on our website,
investors.cinfin.com, as soon as possible after they have been filed with the SEC. Reports filed with the SEC may also be viewed at sec.gov. These filings include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and exhibits and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. In this report we reference various websites. These websites, including our own, are not incorporated by reference in this Annual Report on Form 10-K.

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

Cincinnati Financial Corporation - 2024 10-K - Page 5

Our Business and Our Strategy
Introduction
The Cincinnati Insurance Company was founded by four independent insurance agents and 2025 marks 75 years in business. They established the mission that continues to guide all of the companies in the Cincinnati Financial Corporation family – to grow profitably and enhance the ability of local independent insurance agents to deliver quality financial protection to the people and businesses they serve by:
•providing insurance market stability through financial strength
•producing competitive, up-to-date products and services
•developing associates committed to superior service

At year-end 2024, a select group of independent agencies in 46 states actively marketed our property casualty insurance within their communities. Standard market commercial lines and excess and surplus lines policies were marketed in 44 of those states. Personal lines policies were marketed in 45 of those states. Within our select group of agencies, we also seek to become the life insurance carrier of choice and to help agents and their clients – our policyholders – by offering leasing and financing services.

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
Cincinnati Financial Corporation - 2024 10-K - Page 6

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

Agency Data	Years ended December 31,
	2024	2023
Property casualty agency relationships, January 1	2,080	1,984
New appointments that market all or most of The Cincinnati Insurance Companies' products	202	216
New appointments that market only personal lines insurance products for Cincinnati Insurance	102	84
Changes due to consolidation and other	(209)	(204)
Property casualty agency relationships, December 31	2,175	2,080

Property casualty reporting locations	3,355	3,116

New relationship appointments	212	206

Active states	46	46

The annual total of agency new appointments may be partially offset by other changes in agency structures, such as consolidation through mergers or acquisitions. An increasing number of agencies have multiple, separately identifiable locations, reflecting their growth as well as consolidation of ownership within the independent
Cincinnati Financial Corporation - 2024 10-K - Page 7

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

On average, we have a 4.3% share of the standard lines property casualty insurance purchased through our reporting agency locations, according to 2023 data from agency surveys. Our share is 8.4% in reporting agency locations that have represented us for more than 10 years; 3.2% in agencies that have represented us for six to 10 years; 1.3% in agencies that have represented us for two to five years; and 0.3% in agencies that have represented us for one year or less.

Our largest single agency relationship accounted for approximately 0.5% of our total property casualty earned premiums in 2024. No aggregate locations under a single ownership structure accounted for more than 8% of our earned premiums in 2024.

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
•Our $16.182 billion fixed-maturity portfolio is diversified and exceeds total insurance reserves. The portfolio had an average rating of A2/A+, and its fair value exceeded total insurance reserve liabilities by approximately 25% at December 31, 2024. No corporate bond exposure accounted for more than 0.6% of our fixed-maturity portfolio, and no municipal exposure accounted for more than 0.1%.
•The strength of our fixed-maturity portfolio provides an opportunity to invest for potential capital appreciation by purchasing equity securities. Our $11.185 billion equity portfolio minimizes concentrations in single stocks or industries. At December 31, 2024, no single security accounted for more than 8.3% of our portfolio of publicly traded common stocks, and no single sector accounted for more than 33%.
Strong liquidity increases our flexibility through all periods to maintain our cash dividend and to continue to invest in and expand our insurance operations. At December 31, 2024, we held $5.243 billion of our cash and invested assets at the parent-company level, of which $4.563 billion, or 87.0%, was invested in common stocks, and $167 million, or 3.2%, was cash and cash equivalents.

We minimize reliance on debt as a source of capital, with a debt-to-total-capital ratio of 5.5% at year-end 2024. Long-term debt at year-end 2024 totaled $790 million, matching year-end 2023, and our short-term debt was $25 million, matching the end of the prior year. The long-term debt consists of three nonconvertible, noncallable debentures, two due in 2028 and one in 2034. Ratings for our long-term debt are discussed in Item 7, Liquidity and Capital Resources, Long-Term Debt of Management’s Discussion and Analysis.

Cincinnati Financial Corporation - 2024 10-K - Page 8

At year-end 2024 and 2023, risk-based capital (RBC) for our standard market property casualty insurance, excess and surplus lines insurance and life insurance subsidiaries was strong, far exceeding regulatory requirements.
•We ended 2024 with a 1.0-to-1 ratio of property casualty premiums to surplus, a key measure of property casualty insurance company capacity and security. A lower ratio indicates more security for policyholders and greater capacity for growth by an insurer. We believe our ratio provides ample flexibility to diversify risk by expanding our operations into new geographies and product areas. The estimated industry average ratio was 0.8-to-1 at year-end 2024, based on industry data reported through the first nine months of 2024. On a statutory consolidated property casualty insurance basis, our ratio of investments in common stock, at fair value, to statutory capital and surplus was 72.3% at year-end 2024 compared with 83.2% at year-end 2023.
•We ended 2024 with a 14.4% ratio of life statutory adjusted risk-based surplus to liabilities, a key measure of life insurance company capital strength. A higher ratio indicates an insurer’s stronger security for policyholders and capacity to support business growth. Our life insurance subsidiary’s RBC at year-end 2024 was 9.0 times the authorized control level RBC.

(Dollars in millions) Statutory Information	At December 31,
	2024	2023
Standard market property casualty insurance subsidiary
Statutory capital and surplus	$8,603	$7,294
Risk-based capital	8,647	7,335
Authorized control level risk-based capital	1,527	1,354

Risk-based capital to authorized control level risk-based capital ratio	5.7	5.4
Written premium to surplus ratio	1.0	1.1

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

At February 21, 2025, our insurance subsidiaries continued to be highly rated.

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

On February 13, 2025, A.M. Best affirmed its ratings, continuing its stable outlook. On October 16, 2024, Fitch affirmed its ratings, revising its outlook to positive from stable. On July 18, 2024, Moody's affirmed its ratings, continuing its stable outlook. On June 4, 2024, S&P affirmed its ratings, continuing its stable outlook.

Cincinnati Financial Corporation - 2024 10-K - Page 9

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

In our 10 highest volume states for consolidated property casualty premiums, 1,568 reporting agency locations wrote 50.1% of our 2024 consolidated property casualty earned premium volume compared with 1,487 locations and 50.1% in 2023. We continue efforts to geographically diversify our property casualty risks.

Our 10 largest states based on property casualty premium volume, excluding Cincinnati Re and Cincinnati Global, are shown in the table below.

(Dollars in millions)	Earned premiums	% of total earned	Agency locations	Average premium per location
Year ended December 31, 2024
Ohio	$1,124	13.1%	277	$4.1
Illinois	488	5.7	196	2.5
New York	451	5.3	206	2.2
North Carolina	387	4.5	133	2.9
Pennsylvania	340	4.0	181	1.9
Indiana	336	3.9	148	2.3
Georgia	336	3.9	125	2.7
Missouri	303	3.5	86	3.5
Tennessee	269	3.1	94	2.9
Texas	267	3.1	122	2.2

Field Focus Emphasizing Service
We rely on our force of 2,095 field associates to provide service and be accountable to our agencies for decisions we make at the local level. These associates live in the communities our agents serve, so they are readily available when agencies or policyholders need them. While their work is often conducted at the premises of the agency or policyholder, they also work from offices in their homes. Headquarters associates support agencies and field associates with underwriting, accounting, technology assistance, training and other services. Company executives and headquarters associates typically travel to visit agencies, strengthening the personal relationships we have with these organizations. Agents have opportunities for direct, personal conversations with our senior management team, and headquarters associates have opportunities to refresh their knowledge of marketplace conditions and field activities.

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
Cincinnati Financial Corporation - 2024 10-K - Page 10

Our claims philosophy reflects our belief that we prosper as a company by responding to claims person to person, paying covered claims promptly, preventing false claims from unfairly adding to overall premiums and building financial strength to meet future obligations.

Our 913 locally based field claims associates, often referred to as field claims representatives, work from their homes and are assigned to specific agencies. They respond personally to policyholders and claimants and are equipped to handle a claim from nearly anywhere. We believe we have a competitive advantage because of the person-to-person approach and the resulting high level of service that our field claims representatives and Express Claims Center associates deliver. For field claims representatives handling excess and surplus lines claims, guidance is provided by headquarters-based excess and surplus lines claims managers. Claims may be reported directly to us by calling our claims call center, online via our company website or through the MyCincinnatiSM app using a mobile device.

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

Our 45 associates working in the Special Investigations Unit (SIU) include former law enforcement and claims professionals whose qualifications make them well suited to gathering facts to uncover potential fraud. While we believe our job is to pay what is due under each policy contract, we also want to prevent false claims from unfairly increasing overall premiums. Our SIU also contains a data analytics group and a computer forensics lab that supports field investigation efforts in various ways including assistance with link analysis, video evidence and data recovery.

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

Cincinnati Financial Corporation - 2024 10-K - Page 11

Human Capital
At the end of 2024, we employed 5,624 associates, including 3,426 headquarters associates who provide support to 2,095 field associates and 103 associates at Cincinnati Global. The associate voluntary turnover rate was 4% in 2024, 6% in 2023 and 8% in 2022.

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

We use multiple channels to ensure we attract a diverse pool of candidates rich with ideas and knowledge. For example, we build relationships with future talent by partnering with career services departments, faculty and staff at local and regional colleges and universities along with other programs that provide specific technical skills.

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

We strive to offer equal pay for equal work and use independent consultants to conduct gender and ethnic minority pay equity studies examining total direct compensation, which consists of base salary, cash bonus and equity awards. Using a multivariate regression analysis, the independent studies in 2024 showed that we administer pay fairly and equitably because the factors used to make compensation decisions, such as role, salary grade, tenure and performance do in fact drive compensation awarded to each associate. More information is published in our Sustainability Report available on the Sustainability page of our website, investors.cinfin.com/sustainability, which is not incorporated by reference in this Annual Report on Form 10-K.

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

Cincinnati Financial Corporation - 2024 10-K - Page 12

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

The table below shows net written premiums by segment and business line at year-end 2024, 2023 and 2022. We discuss our insurance segments in their respective sections later in this report.

(Dollars in millions)	2024	2023	2022	Percent of total 2024
Segment:
Commercial lines insurance	$4,690	$4,336	$4,159	48.8%
Personal lines insurance	2,999	2,302	1,831	31.2
Excess and surplus lines insurance	654	570	502	6.8
Life insurance	362	364	339	3.8
Other	900	838	815	9.4
Total net written premiums	$9,605	$8,410	$7,646	100.0%

Business line:
Commercial lines insurance:
Commercial casualty	$1,557	$1,475	$1,444	16.2%
Commercial property	1,526	1,332	1,212	15.9
Commercial auto	953	878	858	9.9
Workers' compensation	244	260	278	2.5
Other commercial	410	391	367	4.3
Total commercial lines insurance	4,690	4,336	4,159	48.8

Personal lines insurance:
Personal auto	1,065	809	654	11.1
Homeowner	1,572	1,188	921	16.3
Other personal	362	305	256	3.8
Total personal lines insurance	2,999	2,302	1,831	31.2

Excess and surplus lines insurance	654	570	502	6.8

Life insurance:
Term life insurance	241	234	226	2.5
Whole life insurance	53	52	47	0.6
Universal life and other	68	78	66	0.7
Subtotal	362	364	339	3.8

Other:
Cincinnati Re	597	558	585	6.2
Cincinnati Global	303	280	230	3.2
Total net written premiums	$9,605	$8,410	$7,646	100.0%

Cincinnati Financial Corporation - 2024 10-K - Page 13

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

Cincinnati Financial Corporation - 2024 10-K - Page 14

Commercial Lines Insurance Segment
In 2024, the commercial lines insurance segment contributed net earned premiums of $4.486 billion, representing 39.6% of consolidated total revenues. This segment reported profit before income taxes of $311 million. Commercial lines net earned premiums rose 5% in 2024 and 6% in 2023.

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
•Other commercial lines – This includes several other types of insurance products for businesses, including:
◦Management liability and surety – Includes director and officer (D&O) liability insurance, which covers liability for actual or alleged errors in judgment, breaches of duty or other wrongful acts related to activities of organizations and can optionally include other liability coverages. We market primarily to nonprofit organizations, privately held businesses, healthcare organizations, financial institutions and educational institutions. The for-profit portion includes approximately 120 bank or savings and loan financial institutions, with none having assets of $1 billion or more. The surety portion includes contract and commercial surety bonds for losses resulting from dishonesty, failure to perform and other acts and also includes fidelity bonds for fraudulent acts by specified individuals or dishonest acts by employees. Management liability coverage can also include cyber insurance as an affirmative coverage option on various insurance policies. We cede all of the related cyber insurance premiums to a reinsurer, therefore transferring substantially all of that risk. Ceded premiums for 2024 included $52 million for cyber insurance.
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

Cincinnati Financial Corporation - 2024 10-K - Page 15

In 2024, our 10 highest volume commercial lines states generated 57.0% of our earned premiums compared with 56.2% in 2023. The aggregate number of reporting agency locations in our 10 highest volume states increased to 1,423 in 2024 from 1,330 in 2023.

Our 10 largest states based on commercial lines premium volume are shown in the table below.

(Dollars in millions)	Earned premiums	% of total earned	Agency locations	Average premium per location
Year ended December 31, 2024
Ohio	$650	14.5%	269	$2.4
Illinois	262	5.8	175	1.5
North Carolina	255	5.7	126	2.0
Pennsylvania	243	5.4	164	1.5
Indiana	218	4.9	143	1.5
New York	209	4.7	172	1.2
Virginia	192	4.3	104	1.8
Missouri	181	4.0	70	2.6
Tennessee	179	4.0	89	2.0
Georgia	164	3.7	111	1.5

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

Our historical emphasis on small to midsized businesses is reflected in the mix of our commercial lines premium volume by policy size. Approximately 70% of our commercial in-force policies have annual premiums of $10,000 or less, accounting in total for approximately 15% of our 2024 commercial lines premium volume. The remainder of policies have annual premiums greater than $10,000, including policies with annual premiums greater than $100,000 that account for approximately 35% of our 2024 commercial lines premium volume. Our average commercial lines policy size is approximately $17,000 in annual premiums.

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
Cincinnati Financial Corporation - 2024 10-K - Page 16

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

The general liability exposure basis may be audited annually. Commercial auto, workers’ compensation, professional liability and most umbrella liability coverages within multi-year packages are rated at each of the policy’s annual anniversaries for the next one-year period. The annual pricing could incorporate rate changes approved by state insurance regulatory authorities between the date the policy was written and its annual anniversary date, as well as changes in risk exposures and premium credits or debits relating to loss experience and other underwriting judgment factors. We estimate that approximately 75% of 2024 commercial premiums were subject to annual rating or were written on a one-year policy term. That 75% includes approximately one-third of policies offered on a three-year policy term that expire during any given year.

We believe our commercial lines insurance segment premiums reflect a higher concentration, relative to industry commercial lines premiums, in contractor-related businesses. Since economic activity related to construction, which can heavily influence insured exposures of contractors, may experience cycles that vary significantly with the economy as a whole, our commercial lines premium trends could vary from commercial lines premium trends for the property casualty insurance industry. In 2024, we estimated that 38% of both our general liability premiums and our workers’ compensation premiums came from the construction industry based on North American Industry Classification System (NAICS) codes.

Personal Lines Insurance Segment
The personal lines insurance segment contributed net earned premiums of $2.623 billion to 2024 consolidated total revenues, or 23.1% of the total, and reported profit before income taxes of $71 million. Personal lines net earned premiums rose 28% in 2024 and 21% in 2023.

We prefer to write personal lines coverage in accounts that include both auto and homeowner coverages as well as coverages that are part of our other personal business line. At the end of 2024, for example, approximately 86% of our homeowner policies were accompanied by a personal auto policy in the same account. As a result of our account-based approach, we believe that our personal lines business is best measured and evaluated on a segment basis. However, we provide line of business data to summarize growth and profitability trends separately for three business lines:
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

At year-end 2024, we marketed personal lines insurance products through 2,455, or approximately 73%, of our 3,355 agency reporting locations. The 2,455 personal lines agency locations were in 45 of the 46 states in which we offered property casualty insurance. Those agencies produced approximately 1.3 million personal lines policies in force for us, representing approximately 510,000 policyholders.

Expansion of our personal lines insurance segment includes marketing through independent agencies to profitably grow our premiums for products and services offered to their high net worth personal lines clients. In 2024, our appointed agencies produced for us approximately $1.719 billion of net written premiums in total from policyholders with insured home values of $1 million or more, up 37% from 2023. We estimate those policyholders represent
Cincinnati Financial Corporation - 2024 10-K - Page 17

approximately 31% of our total personal lines policyholders. We refer to our high net worth products and services as Cincinnati Private ClientSM. Private client is a term used in the financial services industry to describe people who have complex needs based on their affluence, investments and belongings. It allows agencies and their customers to easily recognize that we stand ready to serve this client segment.

In 2024, our 10 highest volume personal lines states generated 61.7% of our earned premiums compared with 63.5% in 2023. In 2015, our 10 highest volume personal lines states generated 78.5% of our earned premiums. The reduction in that percentage indicates progress over time toward our long-term objective of geographic diversification through new states for our personal lines operation. The aggregate number of reporting agency locations in our 10 highest volume states increased to 1,130 in 2024 from 1,055 in 2023.

Our 10 largest states based on personal lines premium volume are shown in the table below.

(Dollars in millions)	Earned premiums	% of total earned	Agency locations	Average premium per location
Year ended December 31, 2024
Ohio	$435	16.6%	255	$1.7
New York	196	7.5	114	1.7
California	188	7.2	78	2.4
Illinois	174	6.6	146	1.2
Georgia	146	5.6	101	1.4
Texas	104	4.0	67	1.6
North Carolina	99	3.8	110	0.9
Missouri	99	3.8	66	1.5
Indiana	93	3.5	123	0.8
Alabama	81	3.1	70	1.2

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

Excess and Surplus Lines Insurance Segment
The excess and surplus lines segment contributed net earned premiums of $615 million to 2024 consolidated total revenues, or 5.4% of the total, and reported profit before income taxes of $40 million. Excess and surplus lines net earned premium increased 13% in 2024 and 12% in 2023.

Our excess and surplus lines policies typically cover business risks with unique characteristics, such as the nature of the business or its claim history, that are difficult to profitably insure in the standard commercial lines market. Excess and surplus lines insurers have more flexibility in coverage terms and rates compared with standard lines companies, generally resulting in policies with higher rates and terms and conditions customized for specific risks, including restricted coverage where appropriate. We target small to midsized risks, and policyholders in many cases also have standard market insurance with one of our other subsidiaries. Our average excess and surplus lines policy size is approximately $10,000 in annual premiums, and the majority have coverage limits of $1 million or less. All of our excess and surplus lines policies are written for a maximum term of one year. Approximately 89% of our 2024 earned premiums for the excess and surplus lines insurance segment provided commercial casualty coverages and about 11% provided commercial property coverages. Those coverages are described below.
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
Cincinnati Financial Corporation - 2024 10-K - Page 18

•Commercial property – Insures buildings, inventory, equipment and business income from loss or damage due to causes such as fire, wind, hail, water, theft and vandalism. Examples of property we commonly insure with excess and surplus lines policies include temporarily vacant buildings, habitational, restaurants and relatively higher-hazard manufacturing classes.

At the end of 2024, we marketed excess and surplus lines insurance products in each of the 44 states in which we offer standard market commercial lines insurance. Offering excess and surplus lines helps agencies representing The Cincinnati Insurance Companies meet the insurance needs of their clients when coverage is unavailable in the standard market. By providing outstanding service, we can help agencies grow and prosper while also profitably growing our property casualty business.

In 2024, our 10 highest volume excess and surplus lines states generated 53.9% of our earned premiums, compared with 53.5% in 2023.

Our 10 largest states based on excess and surplus lines premium volume are shown in the table below.

(Dollars in millions)	Earned premiums	% of total earned
Year ended December 31, 2024
Illinois	$52	8.5%
New York	44	7.2
Ohio	39	6.3
Texas	33	5.4
North Carolina	32	5.3
Michigan	29	4.7
Pennsylvania	28	4.5
Georgia	26	4.2
Indiana	25	4.0
Missouri	23	3.8

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

Cincinnati Financial Corporation - 2024 10-K - Page 19

Life Insurance Segment
The life insurance segment contributed $321 million of net earned premiums, representing 2.8% of 2024 consolidated total revenues, and reported a gain before income taxes of $57 million. Life insurance net earned premiums increased 3% in 2024 and 4% in 2023.

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
•Worksite products – Individually owned term life insurance, return of premium term life insurance and whole life insurance offered to employees on a voluntary basis through their employer. Premiums are collected by the employer using payroll deduction. Policies are issued using a simplified underwriting approach and on a guaranteed issue basis. Worksite insurance products provide our property casualty agency force with excellent cross-serving opportunities for both commercial and personal accounts.
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

In addition, Cincinnati Life markets:
•Deferred annuities that provide regular income payments that commence after the end of a specified period or when the annuitant attains a specified age. During the deferral period, any payments made under the contract accumulate at the crediting rate declared by the company but not less than a contract-specified guaranteed minimum interest rate. A deferred annuity may be surrendered during the deferral period for a cash value equal to the accumulated payments plus interest less the surrender charge, if any, and plus or minus a market value adjustment, if any.
•Immediate annuities that provide some combination of regular income and lump-sum payments in exchange for a single premium.

Life Insurance Distribution
Cincinnati Life is licensed in 49 states and the District of Columbia. At year-end 2024, approximately 82% of our 2,175 property casualty agency relationships offered Cincinnati Life products to their clients. We also develop life business from approximately 466 other independent life insurance agencies. We are careful to solicit business from these other agencies in a manner that does not conflict with or compete with the marketing and sales efforts of our property casualty agencies.

Cincinnati Financial Corporation - 2024 10-K - Page 20

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

In 2024, our five highest volume states for life insurance premiums, based on information contained in statements filed with state insurance departments, are shown in the table below.

(Dollars in millions)	Premiums	% of total
Year ended December 31, 2024
Ohio	$60	15.2%
Pennsylvania	27	6.9
Illinois	23	5.9
Georgia	23	5.8
Indiana	22	5.5

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

Cincinnati Financial Corporation - 2024 10-K - Page 21

The fair value of our investment portfolio was $27.665 billion and $24.780 billion at year-end 2024 and 2023, respectively, as shown in the table below. The overall portfolio increased in fair value, including net purchases of securities in addition to an increase in its net investment gain position. The net investment gain position at year-end 2024, compared with year-end 2023, included a net increase for our equity security portfolio, reflecting a general increase in equity market valuations partially offset by equity securities sales. It also included a smaller net unrealized loss position in our fixed-maturity investments that reflected realized losses from the sales of some lower-yielding bonds in addition to tightening of corporate credit spreads.

(Dollars in millions)	At December 31, 2024				At December 31, 2023
	Cost or amortized cost	Percent of total		Percent of total	Cost or amortized cost	Percent of total		Percent of total
			Fair value				Fair value
Taxable fixed maturities	$12,668	60.4%	$12,243	44.2%	$10,414	55.8%	$9,889	40.0%
Tax-exempt fixed maturities	4,067	19.4	3,939	14.2	3,947	21.2	3,902	15.7
Common equities	3,568	17.0	10,836	39.2	3,869	20.8	10,641	42.9
Nonredeemable preferred equities	385	1.8	349	1.3	413	2.2	348	1.4
Short-term investments	298	1.4	298	1.1	—	—	—	—
Total	$20,986	100.0%	$27,665	100.0%	$18,643	100.0%	$24,780	100.0%

The cash we generate from insurance operations has been invested in three broad categories of investments:
•Fixed-maturity investments – Includes taxable and tax-exempt bonds and redeemable preferred stocks. During 2024, the combined effect of purchases of securities and a net decrease in unrealized losses offset dispositions of fixed-maturity securities in our portfolio. During 2023, a net decrease in unrealized losses, combined with purchases, offset dispositions.
•Equity investments – Includes common and nonredeemable preferred stocks. During 2024, the combined effect of a net increase in fair value and purchases of equity securities in our portfolio offset sales. During 2023, a net increase in fair value and purchases offset sales.
•Short-term investments – Primarily commercial paper.

In addition to securities held in our investment portfolio at year-end 2024, other invested assets included $567 million of private equity investments, $94 million of real estate through direct property ownership and development projects in the U.S., $36 million of life policy loans and $16 million held on deposit at Lloyd's.

Our investment portfolio is further described below. Additional information about the composition and valuation of investments is included in Item 8, Note 2, Investments, and Note 3, Fair Value Measurements, of the Consolidated Financial Statements. A detailed listing of our portfolio is updated on our website, investors.cinfin.com, each quarter when we report our quarterly financial results.

Fixed-Maturity Securities and Short-Term Investments
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

At December 31, 2024, our investment-grade fixed-maturity securities represented 97.6% of the portfolio based on ratings provided by nationally recognized statistical ratings organizations or the Securities’ Valuation Office of the National Association of Insurance Commissioners (NAIC). Nationally recognized statistical ratings organizations include Moody’s, S&P, Fitch or Kroll Bond Rating Agency.

Cincinnati Financial Corporation - 2024 10-K - Page 22

Other selected attributes of the fixed-maturity portfolio are shown in the table below. Additional maturity periods and other information for our fixed-maturity portfolio are shown in Item 8, Note 2 of the Consolidated Financial Statements.

	At December 31,
	2024		2023
Weighted average yield-to-amortized cost	5.06%		4.60%
Weighted average maturity	10.2	yrs	7.9	yrs
Effective duration	5.0	yrs	4.3	yrs

The fair values of our taxable fixed-maturity securities portfolio at the end of the last two years were:

(Dollars in millions)	At December 31,
	2024	2023
Investment-grade corporate	$8,070	$7,040
Government-sponsored enterprises	2,274	1,224
States, municipalities and political subdivisions	782	801
Asset-backed	551	187
Noninvestment-grade corporate	310	412
United States government	226	200
Foreign government	30	25
Total	$12,243	$9,889

While our strategy typically is to buy and hold fixed-maturity investments to maturity, we monitor credit profiles and fair value movements when determining holding periods for individual securities. With the exception of U.S. agency issues, no individual issuer's securities accounted for more than 0.8% of the taxable fixed-maturity portfolio at year-end 2024. Investment-grade corporate bonds had an average rating of Baa1 by Moody’s or BBB+ by S&P at year-end 2024. Our taxable fixed-maturity portfolio included $551 million of asset-backed securities with an average rating of Aa1/AA at year-end 2024.

Relative to a broad bond market index such as the Barclay’s Aggregate, we are most heavily exposed to the investment-grade corporate bond asset class. Within that asset class, we have a weighting of 33.8% for the financial sector, lower than the 36.5% weighting for the financial sectors of the Bank of America Merrill Lynch U.S. Corporate Index.

At December 31, 2024, we had $3.939 billion of tax-exempt fixed-maturity securities with an average rating of Aa2/AA by Moody’s and S&P. The portfolio is well diversified among approximately 1,900 municipal bond issuers. No single municipal issuer accounted for more than 0.6% of the tax-exempt fixed-maturity portfolio at year-end 2024.

Our short-term investments consist of commercial paper purchased within one year of maturity. We make short-term investments primarily with funds to be used to make upcoming cash payments, such as dividends, taxes or other corporate purposes. At year-end 2024, we had $298 million of short-term investments compared with none at year-end 2023.

Cincinnati Financial Corporation - 2024 10-K - Page 23

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

For federal income tax purposes, taxes on gains from appreciated investments generally are not due until securities are sold. We believe that the appreciated value of equity securities, compared with the cost of securities that is generally used as a tax basis, is a useful measure to help evaluate how fair value can change over time. On this basis, the net unrealized investment gains at year-end 2024 consisted of a net gain position in our equity portfolio of $7.232 billion. Events or factors such as economic growth or recession can affect the fair value of our equity securities.

At year-end 2024, Apple Inc. (Nasdaq:AAPL) was our largest single common stock investment, comprising 8.2% of our publicly traded common stock portfolio and 3.2% of the entire investment portfolio. The five largest holdings in our common stock portfolio were Apple, Microsoft (Nasdaq:MSFT), Broadcom Inc. (Nasdaq:AVGO), JPMorgan Chase & Co (NYSE:JPM) and Abbvie Inc. (NYSE:ABBV), which had a combined fair value of $2.992 billion or 27.6% of our publicly traded common stock portfolio. The parent company held 42.1% of our common stock holdings (measured by fair value). The distribution of the portfolio among industry sectors is shown in the table below.

Common Stock Portfolio Industry Sector Distribution

	Percent of common stock portfolio
	At December 31, 2024		At December 31, 2023
	Cincinnati Financial	S&P 500 Industry Weightings	Cincinnati Financial	S&P 500 Industry Weightings
Sector:
Information technology	32.6%	32.5%	33.1%	28.9%
Industrials	14.3	8.2	11.9	8.8
Financial	12.4	13.6	13.9	13.0
Healthcare	10.8	10.1	11.6	12.6
Consumer discretionary	7.6	11.2	7.0	10.8
Consumer staples	6.9	5.5	7.0	6.2
Materials	4.7	1.9	4.7	2.4
Energy	4.2	3.2	4.1	3.9
Utilities	3.1	2.3	2.7	2.3
Real estate	2.1	2.1	2.6	2.5
Telecomm services	1.3	9.4	1.4	8.6
Total	100.0%	100.0%	100.0%	100.0%

We evaluate nonredeemable preferred stocks in a manner similar to our evaluation of fixed-maturity investments, seeking attractive relative yields. We generally focus on investment-grade nonredeemable preferred stocks issued by companies with strong histories of paying common dividends, providing us with another layer of protection. Consideration is also given to nonredeemable preferred stocks that offer a dividend received deduction for income tax purposes. We did not purchase any nonredeemable preferred stocks during 2024. During 2023, we purchased $22 million of nonredeemable preferred stocks.
Cincinnati Financial Corporation - 2024 10-K - Page 24

Other
What we report as Other includes the noninvestment operations of the parent company and its noninsurer subsidiary, CFC Investment Company. At year-end 2024, this subsidiary had $120 million in receivables related to its commercial leasing and financing services, compared with $108 million in receivables at year-end 2023.

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

Net written premiums for Cincinnati Re totaled $597 million in 2024, compared with $558 million in 2023. Approximately 39% of 2024 net written premiums was for property exposures that include risk of loss from natural catastrophes and approximately 44% was for casualty exposures from various liability risks. The remainder of approximately 17% was a combination of what we consider to be more specialized coverages that include, but are not limited to, credit risk transfer related to residential mortgages, marine and energy risks and cyber risks.

Also reported as Other are the results of Cincinnati Global, our London-based global specialty underwriter for Lloyd's Syndicate 318, which we acquired on February 28, 2019. We expect it to continue contributing to future earnings and book value growth. We provide capability for appointed independent agencies to offer their clients insurance solutions in the Lloyd’s market through our insurance brokerage, CSU Producer Resources. Cincinnati Global and CSU Producer Resources partner by offering a variety of products through a binder authority agreement, enhancing our ability to serve more of our agent’s clients and bring quality business to Cincinnati Global.

Net written premiums for Cincinnati Global totaled $303 million in 2024, compared with $280 million in 2023. We continued to diversify its premiums to reduce underwriting profit volatility effects of property insurance. Most of the 2024 premiums were for U.S. and international property exposures that include risk of loss from natural catastrophes, including approximately 44% classified as direct and facultative and 20% as binder, where binding authority has been granted to various coverholders. The coverholders are mostly in the U.S., and we believe they have the ability to successfully underwrite and manage risks. The remainder, approximately 36%, was for other classes of business that include trade credit, terrorism, political violence, specie coverage for high-value portable property and contingency insurance with coverage for film and entertainment risks or event cancellation.
Cincinnati Financial Corporation - 2024 10-K - Page 25

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
The domestic insurance company subsidiaries must give 30 days of notice to, and obtain prior approval from, the state insurance commissioner before the payment of an extraordinary dividend as defined by the state’s insurance code. You can find information about the dividends paid by our lead insurance subsidiary during 2024 in Item 8, Note 9 of the Consolidated Financial Statements.
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
Cincinnati Financial Corporation - 2024 10-K - Page 26

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
Cincinnati Financial Corporation - 2024 10-K - Page 27

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

Cincinnati Financial Corporation - 2024 10-K - Page 28

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

Cincinnati Financial Corporation - 2024 10-K - Page 29

ITEM 1A.   Risk Factors
Our business involves various risks and uncertainties that may affect achievement of our business objectives. Many of the risks could have ramifications across our organization. For example, risks related to setting insurance rates and establishing and adjusting loss reserves could have an impact on our investment activities, growth and overall results if actual results differ from our assumptions, judgments or estimates in these areas.

The following discussion should be viewed as a starting point for understanding the significant risks we face. We organized the risks within each section to express the level of impact each could have on the company’s value. This ordering contemplates both the magnitude and probability of a particular risk. It is not a definitive summary of their potential impacts or of our strategies to manage and control the risks. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of those strategies.

If any risks or uncertainties discussed here have or will develop into actual events, they could have a material adverse effect on our business, financial condition, results of operations or cash flows. The failure of our risk management strategies could also have a material adverse impact. In that case, the market price of our common stock could decline materially.

Readers should carefully consider this information together with the other information we have provided in this report, other reports and materials we file periodically with the Securities and Exchange Commission, news releases and other information we disseminate publicly.

Risks related to insurance operations

Loss reserves, our largest liability, are based on estimates and could be inadequate to cover actual losses.
Our consolidated financial statements are prepared using GAAP. These principles require us to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. Actual results could differ materially from those estimates. For a discussion of the significant accounting policies we use to prepare our financial statements, the material implications of uncertainties associated with the methods, assumptions and estimates underlying our critical accounting policies and the process used to determine our loss reserves, refer to Item 8, Note 1 of the Consolidated Financial Statements, and Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves and Life Insurance Policy Reserves.

Our most critical accounting estimate is loss reserves. Loss reserves are estimates and are inherently uncertain; they do not and cannot represent an exact measure of liability. Inflationary scenarios, especially scenarios outside of historical norms, or regulatory changes that affect the assumptions underlying our critical accounting estimates, may make it more difficult to estimate loss reserves. Examples of inflation effects include adverse changes in the tort environment caused by more aggressive attorney involvement in insurance claims, increased litigation, expanded theories of liability, higher jury awards, lawsuit abuse and third-party litigation funding. Accordingly, our loss reserves for past periods could prove to be inadequate to cover our actual losses and related expenses. Any changes in these estimates are reflected in our results of operations during the period in which the changes are made. An increase in our loss reserves would decrease earnings, while a decrease in our loss reserves would increase earnings.

Unforeseen losses, or unintended coverages, the type and magnitude of which we cannot predict, may emerge. These additional losses could arise from changes in the legal environment, new or amended laws and regulations, climate change, catastrophic events, increases in loss severity or frequency, environmental claims, mass torts or other causes such as social inflation. Such future losses could be substantial. The increase in inflation in recent periods has significantly increased our loss costs in our auto and property businesses. It is possible that inflation could remain at high levels for a prolonged period or increase further, leading to additional increases in our loss costs. In addition, a significant portion of claims costs consists of medical costs. As a result, an increase in medical inflation could materially and adversely impact our loss costs and our loss reserves. Recent changes in the macroeconomic environment have impacted medical labor and materials costs, the potential persistency of which could result in future loss costs that are higher than our current expectations.

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
Cincinnati Financial Corporation - 2024 10-K - Page 30

In addition to the risks stated above, Cincinnati Re reserves are subject to uncertainty because a reinsurer relies on the original underwriting decisions and claims reserving practices of ceding companies. As a result, we are subject to the risk that ceding companies may not have adequately evaluated the risks reinsured by us and the premiums ceded may not adequately compensate us for the risks we assume. In addition, there is generally a longer lapse of time from the occurrence of the event to the reporting of the loss or benefit to the reinsurer and ultimate resolution or settlement of the loss. Similar risks exist for Cincinnati Global due to potential delays in loss reporting.

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
Our insurance operations expose us to claims arising out of catastrophes, which can be man-made or caused by natural perils in the U.S. or worldwide. Man-made catastrophes include, but are not limited to, industrial accidents, terrorist attacks, wars, cyberattacks, infrastructure failures, social unrest and riot. Other man-made events, such as hydraulic fracturing could cause damage from earth movement, while chemicals and other contaminants could create environmental and/or health hazards that in turn generate insurance losses. The geographic regions in which we market insurance and reinsurance are exposed to numerous natural catastrophes, such as:
•Hurricanes
•Earthquakes in many regions, most particularly in the New Madrid fault zone, California, the Northwest and Southwest
•Landslides
•Severe convective storms, tornadoes, windstorms, hailstorms and flooding
•Wildfires
•Winter storms

On a worldwide basis, in the event of a severe catastrophic event or terrorist attack we may be exposed to material losses through our Cincinnati Re and Cincinnati Global operations. Due to the nature of these events, we are unable to precisely predict the frequency, severity or potential cost of catastrophe occurrences.

The extent of losses from a catastrophe is a function of both the total amount of insured and reinsured exposure in the area affected by the event and the severity of the event. Our ability to appropriately manage catastrophe risk depends partially on catastrophe models, which may be affected by inaccurate or incomplete data, the uncertainty of the frequency and severity of future events and the uncertain impact of climate change. Additionally, these models are recalibrated and changed over time, with more data availability and changing opinions regarding the effect of current or emerging loss patterns and conditions. See Item 7, Liquidity and Capital Resources, Modeled Catastrophe Loss Exposure, for a further discussion of the loss estimates derived from these models.

According to these models, probable maximum loss estimates from a single hurricane event that combines the effects of property casualty insurance written on a direct basis by The Cincinnati Insurance Companies, the Cincinnati Re reinsurance portfolio and risks insured by Cincinnati Global include the following amounts, net of amounts recoverable through reinsurance ceded and income taxes, and including the effects of estimated reinstatement premiums: $625 million for a once-in-a-100-year event and $949 million for a once-in-a-250-year event. See Item 7, Liquidity and Capital Resources, Modeled Catastrophe Loss Exposure, for a discussion of modeled losses considered in evaluating our risk mitigation strategy, which includes our ceded reinsurance program.

The occurrence of terrorist attacks in the geographic areas we serve could result in substantially higher claims under our insurance policies than we have anticipated. Some of our insurance policies provide coverage for terrorism risk in all areas we serve, including Tier 1 and Tier 2 cities. We have exposure to small co-op utilities, water utilities, wholesale fuel distributors, small shopping malls and small colleges throughout our 46 active states. Because of the number of associates located at our Fairfield, Ohio, headquarters, it is also exposed to terrorism risk. Additionally, our life insurance subsidiary could be adversely affected in the event of a terrorist event or an
Cincinnati Financial Corporation - 2024 10-K - Page 31

epidemic, particularly if the epidemic were to affect a broad range of the population or affect the overall economy. A catastrophe or epidemic event also could affect our operations by damaging our headquarters facility, injuring associates and visitors or disrupting our associates’ ability to perform their assigned tasks. Our associate health plan is self-funded and could similarly be affected.

Our results of operations would be adversely affected if the level of losses we experience over a period of time were to exceed our actuarially determined expectations. In addition, our financial condition may be adversely affected if we were required to sell securities prior to maturity or at unfavorable prices to pay an unusually high level of loss and loss expenses. Securities pricing might be even less favorable as a result of widespread losses and catastrophic events impacting a number of other companies and insurers. We also may be exposed to state guaranty fund assessments if other carriers in a state cannot meet their obligations to policyholders.

We market our standard market property casualty insurance products in 46 states, but our business is concentrated in the Midwest and Southeast, with a growing presence in California and New York. Our geographic concentration links our performance to business, economic, environmental and regulatory conditions in some states more than others. We also have exposure in states where we do not actively market insurance when clients of our independent agencies have businesses or properties in multiple states or we provide insurance through Cincinnati Global and reinsurance through Cincinnati Re.

Cincinnati Re and Cincinnati Global provide reinsurance or insurance coverage for property catastrophe events on a worldwide basis, including coverage for losses due to war, terrorism or political violence. Wars can occur anywhere, and our results of operations could be adversely affected, especially if effects of wars expand over time and space. We have limited direct exposure within our insurance operations to businesses or individuals in Russia, Ukraine or Gaza. We have exposure within our insurance operations, primarily through reinsurance treaties, to insured losses related to wars that include risks in the Middle East region. If effects related to the war in Gaza expand significantly in the Middle East region, causing a high frequency of loss events, or a single extreme event, during the coverage period of our treaties or policies, our financial position and results of operations could be materially affected. Cincinnati Re is staffed with seasoned underwriting and analytical associates who strive to assume risks that we understand, both quantitatively and qualitatively, but given their global scope, a failure of their risk selection and modeling could materially affect our financial position and results of operations. We are also expanding Cincinnati Global, our global specialty underwriter with premiums primarily for U.S. and international property exposures. Cincinnati Global also writes North American and United Kingdom (U.K.) contingency and event cancellation coverage and worldwide credit and political risk coverage and political violence coverage. If there is a high frequency of large property catastrophe or terrorism events, or a single extreme event, during the coverage period of Cincinnati Global’s policies, our financial position and results of operations could be materially affected.

Climate change may adversely impact our results of operations and/or our financial position.
Scientists have linked global climate change from rising planet temperatures over the last several decades to a number of factors that contribute to the increased unpredictability, frequency, duration and severity of weather events. This includes changing weather patterns, a rise in ocean temperatures and sea level. Certain catastrophe models assume an increase in frequency and severity of certain weather or other events, which could result in a disproportionate impact on insurers with certain geographic concentrations of risk. Changes in climate and/or weather patterns may increase the frequency and/or intensity of severe weather and natural catastrophe events, including hurricanes, heavy precipitation events, heavy wind events, flash flooding, sea level rise, droughts, heat waves and wildfires potentially leading to increased insured losses. A continuation of these trends would also likely increase the risks of writing property insurance in coastal areas or areas susceptible to wildfires or flooding, or in areas susceptible to heavy wind events. The risk could be even greater in jurisdictions that restrict pricing and underwriting flexibility. We cannot predict how legal, regulatory or social responses to concerns about climate change may impact our business.

Our pricing and capital models could be flawed.
We use various actuarial pricing methods, predictive pricing and underwriting models, stochastic models and/or forecasting techniques to help us understand our business, analyze risk and estimate future trends. The output of these techniques and models assists us in making underwriting, pricing, reinsurance, reserving and capital decisions and helps us set our strategic direction. These models contain numerous assumptions, including the assumption that the data used is sufficient and accurate. They are also subject to uncertainties and limitations inherent in any statistical analysis. Actual results may be materially different from modeled output, resulting in pricing our products incorrectly, overestimating or underestimating reserves, or inaccurately forecasting the impact of modeled events on our results. This could materially adversely impact the results of our operations.
Cincinnati Financial Corporation - 2024 10-K - Page 32

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

To properly price our products, we must collect, properly analyze and use data to make decisions and take appropriate action; the data must be sufficient, reliable and accessible. We also need to develop appropriate rating methodologies and formulae; and we need to identify and respond to trends quickly. We may overestimate or underestimate loss cost trends or these trends may unexpectedly change – such as inflation in recent years outside of historical norms – leading to losing business by pricing risks above our competitors or charging rates too low to maintain profitability. Legal trends in recent years have also made it more difficult to determine adequate pricing, including adverse changes in the tort environment caused by more aggressive attorney involvement in insurance claims, increased litigation, expanded theories of liability, higher jury awards, lawsuit abuse and third-party litigation funding. If rates are not accurate, we may not generate enough premiums to offset losses and expenses, or we may not be competitive in the marketplace. Cincinnati Global has additional risks due to its reliance on coverholders in underwriting parts of its business.

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

The insurance industry is cyclical and competitive. From time to time, the industry goes through prolonged periods of intense competition during which it is more difficult to attract new business, retain existing business and maintain profitability. Competition in our insurance business is based on many factors, including:
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

We compete with major U.S., Bermudian, European, and other international insurers and reinsurers and with underwriting syndicates, some of which have greater financial, marketing and management resources than we do. Industry consolidation, including business combinations among insurance and other financial services companies, has resulted in larger competitors with even greater financial resources. We also compete with new companies that continue to enter the insurance and reinsurance markets. In addition, capital market participants have created alternative products that are intended to compete with Cincinnati Re's reinsurance products. Increased competition could result in fewer submissions, lower premium rates, and less favorable policy terms and conditions, which could reduce our underwriting margins and have a material adverse effect on our results of operations and financial condition.
Cincinnati Financial Corporation - 2024 10-K - Page 33

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
We market our main products, insurance policies for businesses and individuals, through independent, nonexclusive insurance agents. These agents sell our competitors’ products and are not obligated to promote our products. We must offer insurance products that meet the needs of these agents and their clients. We need to maintain good relationships with the agents who market our products. If we do not, these agents may market our competitors’ products instead of ours. This could lead to a less desirable mix of business and affect our results of operations.

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
•Mergers and acquisitions of agencies could result in a concentration of a significant amount of premium in one agency or a small number of agencies.
•Delays in the development, implementation, performance and benefits of technology systems and enhancements or independent agent perceptions that our technology solutions do not match their needs.

Certain changes to our independent agency appointment strategy could affect our results of operations, including:
•A reduction in the number of independent agencies marketing our products.
•The failure of agencies to successfully market our products or pay amounts due to us,
•Changes in the strategy or operations of agencies or the choice of agencies to reduce their writings of our products.
•Inability to replace underperforming or nonperforming agencies with agencies that produce adequate and profitable premiums.
•A decline in the quality of independent agencies we are appointing.

Our ability to react to changes in consumer behavior and preferences.
The appeal of our value proposition could be affected by an unexpected change in the commoditization of insurance products. Policyholders may choose a competitor’s product rather than our own because of real or perceived differences in price, terms and conditions, coverage or service. If the quality of the independent agencies with which we do business were to decline, that also might cause policyholders to purchase their insurance through different agencies or channels. Consumers, especially in the personal insurance industry segment, may increasingly choose to purchase insurance from distribution channels other than independent insurance agents. Increased advertising by insurers, especially direct marketers, could cause consumers to shift their buying habits, bypassing independent agents altogether. Innovation, new or changing technologies and/or buying trends or consumer preferences could reduce or eliminate the need or demand for products we sell.

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

Cincinnati Financial Corporation - 2024 10-K - Page 34

Our ability to obtain or collect on our reinsurance protection could affect our business, financial condition, results of operations or cash flows.
We buy property casualty and life reinsurance coverage to mitigate the liquidity risk and earnings volatility risk of an unexpected rise in claims severity or frequency from catastrophic events or a single large loss. The availability, amount and cost of reinsurance depend on market conditions and may vary significantly. If we were unable to obtain reinsurance on acceptable terms and in appropriate amounts, our business and financial condition could be adversely affected. Our reinsurers might experience significant losses, potentially jeopardizing their ability to pay losses we cede to them. It could also reduce the availability of reinsurance. If we cannot obtain adequate reinsurance or primary insurance coverage at a reasonable cost, it could constrain how much business we can write.

In addition, we are subject to credit risk with respect to our reinsurers. Although we purchase reinsurance to manage our risks and exposures to losses, this reinsurance does not discharge our direct obligations under the policies we write. We would remain liable to our policyholders even if we were unable to recover what we believe we are entitled to receive under our reinsurance contracts. Reinsurers might refuse or fail to pay losses that we cede to them, or they might delay payment. For long-tail claims, the creditworthiness of our reinsurers may change before we can recover amounts to which we are entitled. A reinsurer’s insolvency, inability or unwillingness to make payments under the terms of its reinsurance agreement with our insurance subsidiaries could have a material adverse effect on our financial position, results of operations or cash flows. See Item 7, Liquidity and Capital Resources, 2025 Reinsurance Ceded Programs, for a discussion of selected reinsurance transactions.

Our credit ratings or financial strength ratings of our insurance subsidiaries could be downgraded.
We believe our strong insurer financial strength ratings, in particular, the A+ (Superior) ratings from A.M. Best for our standard market property casualty insurance group and each subsidiary in that group, are an important competitive advantage. If our property casualty or life insurance subsidiary insurer financial strength ratings were to be downgraded, our agents might find it more difficult to market our products or might choose to emphasize the products of other carriers. Additionally, a downgrade in our ratings may adversely impact our Cincinnati Re operations by reducing our ability to market our reinsurance products or compete with other highly rated reinsurers. A downgrade in one or more of our company’s credit or debt ratings could adversely impact our borrowing costs or access to capital. Our ratings are subject to periodic review and there is no assurance that our ratings will not be changed. Rating agencies could change or expand their requirements or could find that our insurance subsidiaries no longer meet the criteria established for current ratings. See Item 1, Our Business and Our Strategy, Financial Strength, for additional discussion of our financial strength ratings.

International operations subject us to additional regulation and expose us to additional investment, political and economic risks.
International risks include restrictions such as price controls, capital controls, currency exchange limits, ownership limits and other restrictive or anti-competitive governmental actions or requirements, which could have an adverse effect on our business and reputation. Our business activities outside the U.S., including in the U.K., subject us to political and economic risks, including foreign currency and credit risk. Cincinnati Global in particular is subject to continued political and economic disruptions in the U.K. from its withdrawal from the European Union.

Business activities outside the U.S. subject us to additional domestic and foreign laws and regulations, including the Foreign Corrupt Practices Act, the U.K. Bribery Act and similar laws in other countries that prohibit the making of improper payments to foreign officials. In addition, insurers in the U.K. (including managing agents and members of Lloyd’s of London) are subject to Solvency II and the U.K. regulatory regime, which itself includes rules promulgated by Lloyd's. Although we have policies and controls in place that are designed to ensure compliance with these laws and regulatory requirements, if those controls are ineffective and an employee or intermediary fails to comply with applicable laws and regulations, we could suffer civil and criminal penalties and our business and reputation could be adversely affected. Some countries have laws and regulations that lack clarity and, even with local expertise and effective controls, it can be difficult to determine the exact requirements of, and potential liability under, the local laws. Failure to comply with local laws in a particular market may result in substantial liability and could have a significant and negative effect not only on our business in that market but also on our reputation generally.

Business activities at Cincinnati Global are subject to Lloyd's approval of a business plan each year. There is risk that Cincinnati Global's plan will not be approved or will be limited. As a Lloyd’s managing agent and syndicate, Cincinnati Global is exposed to various risks and their associated uncertainties, including Lloyd’s rating agency
Cincinnati Financial Corporation - 2024 10-K - Page 35

ratings and reputation. Cincinnati Global also has an obligation to maintain funds at Lloyd’s to support its underwriting activities and periodic assessment of its capital, governance and other aspects of its business.

Risks related to investments or other financial matters

Financial disruption or a prolonged economic downturn could affect our investment performance.
Events, such as global supply chain disruptions, an increasing interest rate environment and inflationary pressures, have contributed to significant disruption and volatility for financial markets and decreased economic activity. In the event that these conditions occur or continue, recur or result in a prolonged economic downturn or recession, they could materially and adversely impact our financial condition, results of operations or cash flows. These market conditions have in the past, and could in the future, cause our investment income or the value of securities we own to decrease. Additionally, the companies we invest in might be severely affected by a severe catastrophic event, terrorist attack, or epidemic event, which could in turn lower their stock value and affect our financial condition and results of operations.

Our ability to achieve our performance objectives could be affected by changes in the financial, credit and capital markets or the general economy.
We invest premiums received from policyholders and other available cash to generate investment income and capital appreciation, while also maintaining sufficient liquidity to pay covered claims and operating expenses, service our debt obligations and pay dividends. The value of our invested assets is an important component of shareholders’ equity or book value per share and changes in their valuation can have a significant impact. Changes in book value per share is a key performance objective as discussed in Item 7, Executive Summary of Management’s Discussion and Analysis.

For fixed-maturity investments such as bonds, which represented 58.4% of the fair value of our investment portfolio at the end of 2024, the inverse relationship between interest rates and bond prices leads to falling bond values during periods of increasing interest rates. Significant increases in the general level of interest rates, such as we experienced during recent periods, have an adverse effect on our shareholders’ equity.

Investment income is an important component of our revenues and net income. The ability to increase investment income and generate longer-term growth in book value is affected by factors beyond our control, such as: inflation, economic growth, interest rates, world political conditions, changes in laws and regulations, future actions or inactions of the U.S. government, epidemic events, terrorism attacks or threats, war, adverse events affecting other companies in our industry or the industries in which we invest, market events leading to credit constriction, and other widespread unpredictable events. These events have in the past and may in the future adversely affect the economy generally and cause our investment income or the value of securities we own to decrease. Wars can occur anywhere in the world and have an adverse effect on our investment portfolio, especially if effects of wars expand over time and space. We do not have material exposure to investments based in Russia, Ukraine, Israel or Gaza. If there is significant expansion of wars beyond these regions, it may have adverse effects on our investment performance. Any significant decline in our investment income will have an adverse effect on our net income, and thereby on our shareholders’ equity and our statutory capital and surplus. For a more detailed discussion of risks associated with our investments, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

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

We also have life policy reserves established for traditional life policies including term, whole life and other products. Reserve variability can occur as reserves are based on certain cash flow assumptions as well as a discount rate assumption. Life policy reserves are required to be recorded using a discount rate assumption that is updated quarterly. As the discount rate increases during the quarter, life policy reserves decrease and accumulated other comprehensive income (AOCI) increases. Conversely, as the discount rate decreases during the quarter, life policy reserves increase and AOCI decreases. A significant decrease in discount rates, relative to the prior quarter, would have an adverse effect on shareholders' equity.

Cincinnati Financial Corporation - 2024 10-K - Page 36

Our investment performance also could suffer because of the types of investments, industry groups and/or individual securities in which we choose to invest. Market value changes related to these choices could cause a material change in our financial condition or results of operations.

Our investments in private equity, private credit, real property assets, private limited partnerships, and other alternative investments are subject to a higher level of illiquidity, economic volatility and real estate market deterioration. They lack quoted prices and active trade markets, and are subject to changing tax laws and an increased focus from the SEC and other regulators. These alternative investments have in the past, and may in the future result in reduced net investment returns, losses on sales of these investments, and/or the writing down the value of these investments, which would result in an adverse impact on operating results.

We also are exposed to credit risk related to guarantee and indemnification arrangements, which support our alternative investments and insurance operations. Our exposure to these guarantee and indemnification risks could materially and adversely affect our results of operations.

At year-end 2024, common stock holdings made up 39.2% of our investment portfolio. Adverse news or events affecting the global or U.S. economy or the equity markets, such as we experienced during recent years, will affect our net income, book value and overall results, and could affect our ability to pay our common stock dividend. See Item 7, Investments Results, and Item 7A, Quantitative and Qualitative Disclosures About Market Risk, for a discussion of our investment activities.

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

A deterioration of credit and market conditions could also impair our ability to access credit markets and could affect existing or future lending arrangements. In addition, a failure to comply with covenants and other requirements under our credit facilities, senior debt and other debt obligations could have a material adverse effect on us and our ability to access the credit markets.

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
Cincinnati Financial Corporation is a regulated holding company that transacts substantially all of its business through its subsidiaries. Our primary assets are the stock in our operating subsidiaries and our investments. Consequently, our cash flow to pay cash dividends and interest on our long-term debt depends on dividends we receive from our operating subsidiaries and income earned on investments held at the parent-company level.

Dividends received from our lead insurance subsidiary are restricted by the insurance laws of Ohio, its domiciliary state. These laws establish minimum solvency and liquidity thresholds and limits. Generally, the maximum dividend that may be paid is limited to the greater of 10% of statutory capital and surplus or 100% of statutory net income for the prior calendar year. Dividends exceeding these limitations may be paid only with prior approval of the Ohio Department of Insurance. Meanwhile, other subsidiaries are also limited in their payment of dividends to the lead
Cincinnati Financial Corporation - 2024 10-K - Page 37

insurance subsidiary under applicable insurance laws. We might not be able to receive dividends in the amounts necessary to meet our debt obligations or to pay dividends on our common stock without liquidating securities. See Item 1, Regulation, and Item 8, Note 9 of the Consolidated Financial Statements, for a discussion of insurance holding company dividend regulations.
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

Some of our existing or potential shareholders, policyholders, associates, regulators, and other stakeholders will evaluate our business practices according to a variety of sustainability guidelines and expectations, including those related to climate change, inclusive diversity and equity, data privacy, and the well-being of our employees. Our business practices and disclosures are evaluated against sustainability guidelines, which are continually evolving and not always well defined or readily measurable today. Our practices may not change in the particular ways or at the rate stakeholders expect, leading to business or reputational challenges.

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

Federal laws and regulations and the influence of international laws and regulations, including those that may be enacted in the wake of the financial and credit crises, may have adverse effects on our business, potentially including a change from a state-based system of regulation to a system of federal regulation, the repeal of the McCarran Ferguson Act, and/or measures under the Dodd-Frank Act that established the Federal Insurance Office and Financial Stability Oversight Council. The expansion of federal measures that change the scope of insurance and financial regulation may restrict our ability to conduct our insurance business, govern our corporate affairs or increase our cost of doing business.

In addition, climate change and climate change transitions may continue to lead to new or enhanced regulation, which may be difficult or costly to comply with, or impact assets that we invest in, which may result in realized and
Cincinnati Financial Corporation - 2024 10-K - Page 38

unrealized losses in future periods that could have a material adverse impact on our results of operations and/or financial position. It is not possible to foresee the impacts of potential future climate regulation, or which, if any, assets, industries or markets may be materially and adversely affected by global climate change and global climate change transitions, nor is it possible to foresee the magnitude of such effects. The effects of such changes could adversely affect our results of operations. See Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves and Life Insurance Policy Reserves, for a discussion of our reserving practices.

Elevated inflation negatively impacts profit and the value of investments.
Inflation in various forms, such as we experienced in recent periods, reduces underwriting profitability due to higher losses and loss expenses to repair damaged autos or other property that we insure. Inflationary volatility has and may in the future have an increased impact on us due to the three-year rates offered on some of our commercial lines policies. Elevated inflation can also be in the form of social inflation of litigation costs, jury awards and settlement expectations. In addition to adverse effects on the fair value of our equity portfolio, inflationary pressures can also cause or contribute to, or are the result of, increases in interest rates, which reduces the fair value of our fixed-maturity portfolio.

Managing technology initiatives and meeting data security requirements are significant challenges.
We use technology to process, store, retrieve, evaluate and use customer and company data and information. Our information technology and telecommunications systems, in turn, interface with and rely upon third-party systems. We must be able to access our systems to provide insurance quotes, process premium payments, make changes to existing policies, file and pay claims, provide customer support, manage our investment portfolios, report on financial results and perform other necessary business functions. Systems failures or outages could compromise our ability to perform these business functions in a timely manner, which could harm our ability to conduct business and hurt our relationships with our business partners and customers. In the event of a disaster such as a natural catastrophe, a pandemic, civil unrest, an industrial accident, a cyberattack, a blackout, a terrorist attack (including conventional, nuclear, biological, chemical or radiological) or war, systems upon which we rely may be inaccessible to our associates or independent agents for an extended period of time. Even if our associates and independent agents are able to report to work, they may be unable to perform their duties for an extended period of time if our data or systems used to conduct our business are disabled or destroyed. While technology can streamline many business processes and reduce the costs of operations, technology initiatives present short-term cost and also have implementation and operational risks. In addition, we may have inaccurate expense projections, implementation schedules or expectations regarding the effectiveness and user acceptance of the end product. These issues could escalate over time. If we were unable to find and retain associates with key technical knowledge, our ability to develop and deploy key technology solutions could be hampered.

Our systems have been, and will likely continue to be, subject to viruses or other malicious code, unauthorized access, cyberattacks, cyber frauds or other computer-related penetrations. Increasing sophistication of cyber criminals and terrorists make keeping up with new threats difficult and could result in a breach. Patching and other measures to protect existing systems and servers could be inadequate, especially on systems that are being retired. Controls employed by our U.S., off-shore and cloud vendors could prove inadequate. We could also experience a breach by intentional or negligent conduct on the part of associates or other internal or external sources. Independent agencies with access to our systems and servers expose us to additional cyber threats. Our systems and those of third-party vendors may become vulnerable to damage or disruption due to circumstances beyond our or their control, such as from catastrophic events, power anomalies or outages, natural disasters, network failures, viruses, ransomware and malware.

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

Cincinnati Financial Corporation - 2024 10-K - Page 39

Any failure to protect the confidentiality of customer information could adversely affect our reputation or expose us to fines, penalties or litigation, which could impact our business, financial condition and results of operations.
We necessarily collect, use and hold data concerning individuals and businesses with whom we have a relationship. We are required to safeguard the confidential personal information of our customers and applicants. We are subject to an increasing number of federal, state, local and international laws and regulations regarding privacy and data security, as well as contractual commitments. These laws and regulations are rapidly evolving, complex, vary significantly among jurisdictions, and sometimes conflict. In the absence of updated, uniform federal privacy legislation, there is a growing trend in the states in which we operate, to adopt comprehensive privacy legislation that provides consumers with various privacy rights and imposes significant compliance burdens on covered companies. Failure to comply with data security or privacy laws or regulations could subject us to regulatory enforcement actions and fines, penalties, litigation, private rights of action or public statements against us by consumer advocacy groups or others if confidential customer information is misappropriated from our computer systems, those of our vendors, our independent agents or others with whom we do business, or otherwise. Despite the security measures that may be in place, any such systems may be vulnerable to the types of attacks and security incidents described above. Any well-publicized compromise of security could deter people from entering into transactions that involve transmitting confidential information, impart reputational or other harm, and/or have a material adverse effect on our business. Additionally, privacy legislation may make our business partners more reluctant to share information with us that is useful in conducting our business.

Our business depends on the uninterrupted operation of our facilities, systems, people and business functions.
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

Our ability to successfully execute business functions also depends on hiring and retaining the qualified associates we employ. Competition for high-quality executives and other key associates occurs within the insurance industry and from other industries. We also must effectively develop and manage associates, including providing training and resources. Such tools and information can allow them to effectively perform critical business functions and adapt to changing business needs. During tight labor markets, such as we experienced in recent years, there is intense competition for associates qualified to execute important business functions. Many markets in which we operate are experiencing a low unemployment rate and labor shortages are affecting many industries. If we are unable to attract and retain certain associates, or if we fail to provide adequate training or resources, or fail to provide a work environment that is attractive to associates, we could limit the success of executing our strategic plans and vital business functions.

Loss of key personnel or an inability to successfully execute on succession plans could negatively impact growth, essential business relationships, profitability, and other business operations. Specifically, in May 2024, we underwent a CEO transition as part of a long-term succession plan. An inability to successfully execute on the leadership transition could result in an adverse effect on our operating results and financial condition.

Cincinnati Financial Corporation - 2024 10-K - Page 40

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

Additionally, the company uses third-party service providers, or vendors, in the course of conducting its operations. As such, the company has measures in place to help identify material risks from cybersecurity threats associated with the use of those vendors. When work with a vendor is evaluated, we consider, among other items, the availability of system and organization control reports, the use of artificial intelligence, interactions with our systems, the data involved and its level of sensitivity, the amount of data the vendor will process, where the data will be stored, what they will do with the data and destruction of data. Once a vendor is approved by the appropriate personnel, expectations regarding incident reporting are established and followed.

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

Governance
Cybersecurity matters are an important part of reporting to our board of directors, executive management team, risk committee and disclosure committee. From a board perspective, the audit committee oversees the company's cybersecurity efforts along with additional oversight from the entire board. Two members of the audit committee have obtained certifications in cybersecurity oversight. Each quarter, the chief information officer and chief information security officer report to the audit committee on cybersecurity risks and controls. Also occurring each quarter, the entire board, and our senior executive team, as appropriate, receives a comprehensive report from the chief risk officer on the status and management of risk and other metrics relative to identified tolerances and limits, risk assessments and risk plans. Additionally, the chief risk officer has direct access to all members of the board of directors and presents in person at board meetings twice each year.

At the executive management and management levels, the chief information security officer leads the process of assessing and managing material risks from cybersecurity threats. Our chief information security officer has over 25 years of experience as a technology professional with in-depth knowledge of IT management processes and holds multiple degrees and professional designations, including as a certified information systems security professional (CISSP). The chief information security officer also works in collaboration with our chief information officer and chief risk officer and is supported by a cross-functional group of qualified and experienced professionals across various committees and functions. On a quarterly basis, the chief information officer provides a cybersecurity update to the disclosure committee and, on a monthly basis, the information security office team delivers a cybersecurity report to members of the senior executive team. Also refer to Item 10, Directors, Executive Officers and Corporate Governance, for additional qualification, experience and responsibility details.
Cincinnati Financial Corporation - 2024 10-K - Page 41

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

Incidents, regardless of severity, are evaluated and documented and are shared with the audit committee. In 2024, the audit committee received four updates on matters related to cybersecurity. The process of evaluating and documenting individual incidents, even when not deemed material, assists in determining how previous incidents have or may reasonably likely have a material effect on the company in the future.

ITEM 2.    Properties
Cincinnati Financial Corporation owns our headquarters building located on 107 acres of land in Fairfield, Ohio. This building has 1,508,200 square feet of total space. The property, including land is recorded in our financial statements at $129 million at December 31, 2024, and is classified as Land, building and equipment, net, for company use. John J. & Thomas R. Schiff & Co. Inc., a related party, occupies 9,056 square feet (less than 1%). This property is used for the operations described in the Consolidated Financial Statements and accompanying Notes.

Cincinnati Financial Corporation owns Gilmore Pointe, located on the northwest corner of our headquarters property. This four-story building contains approximately 103,000 square feet of usable space. The property is recorded in the financial statements at $3 million at December 31, 2024, and is classified as investment property in Other invested assets. At December 31, 2024, unaffiliated tenants occupied 86%, Cincinnati Financial affiliates occupied 14%.

The Cincinnati Insurance Company owns the CFC Winton Center used for multiple operations with approximately 48,000 square feet of total space, located approximately six miles from our headquarters. The property, including land, is recorded in our financial statements at $7 million at December 31, 2024, and is classified as Land, building and equipment, net, for company use.

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
Cincinnati Financial Corporation - 2024 10-K - Page 42

Part II
ITEM 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and
        Issuer Purchases of Equity Securities
Cincinnati Financial Corporation had approximately 223,000 shareholders of record as of December 31, 2024. While approximately 13,800 shareholders are registered, the majority of shareholders are beneficial owners whose shares are held in “street name” by brokers and institutional accounts. We believe many of our independent agent representatives and most of the 5,624 associates of our subsidiaries own the company’s common stock. Our common shares are traded under the symbol CINF on Nasdaq.

Cumulative Total Return
As depicted in the graph below, the five-year total return on a $100 investment made December 31, 2019, assuming the reinvestment of all dividends, was 56.2% for Cincinnati Financial Corporation’s common stock compared with 97.0% for the S&P 500 Index and 114.4% for the S&P Composite 1500 Property & Casualty Insurance Index.

The following graph depicts $100 invested on December 31, 2019, in stock or index, including reinvestment of dividends. The years shown represent each respective fiscal year ending December 31.

Comparison of Five-Year Cumulative Total Return

$250
$200
$150
$100
$50
$0
2019
2020
2021
2022
2023
2024
Cincinnati Financial Corporation
S&P 500 Index
S&P Composite 1500 Property & Casualty Insurance Index

The S&P 500 Index includes a representative sample of 500 leading companies in a cross section of industries of the U.S. economy. At year-end 2024, the S&P Composite 1500 Property & Casualty Insurance Index included 32 companies.

Cincinnati Financial Corporation - 2024 10-K - Page 43

Issuances and Purchases of Equity Securities
The following summarizes securities authorized for issuance under our equity compensation plans as of December 31, 2024:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights at December 31, 2024	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)) at December 31, 2024
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,504,247	$98.54	11,394,356
Equity compensation plans not approved by security holders	—	—	—
Total	3,504,247	$98.54	11,394,356

The number of securities remaining available for future issuance includes: 9 million shares available for issuance under the Cincinnati Financial Corporation 2024 Stock Compensation Plan (the 2024 Plan), 2,172,270 shares available for issuance under the Cincinnati Financial Corporation 2016 Stock Compensation Plan (the 2016 Plan), and 222,086 shares available for issuance of share grants under the Director’s Stock Plan of 2018. The number of securities remaining available for future issuance assumes the number of securities to be issued from performance-based awards are issued at the target-level performance level. Both the 2024 Plan and the 2016 Plan allow for issuance of stock options, service-based or performance-based restricted stock units, stock appreciation rights or other equity-based grants. Awards other than stock options granted from the 2024 and 2016 plans are counted as three shares against the plan for each one share of common stock actually issued. Additional information about share-based associate compensation granted under our equity compensation plans is available in Item 8, Note 17 of the Consolidated Financial Statements.

We discuss the factors that affect our ability to pay cash dividends and repurchase shares, as well as the objectives of our repurchase program, in Item 7, Liquidity and Capital Resources. Regulatory restrictions on dividends our insurance subsidiaries can pay to the parent company are discussed in Item 8, Note 9 of the Consolidated Financial Statements.

The following summarizes shares purchased under our repurchase programs:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1-31, 2024	—	$—	—	5,651,785
November 1-30, 2024	—	—	—	5,651,785
December 1-31, 2024	37,279	150.76	37,279	5,614,506
Totals	37,279	—	37,279

We did not sell any of our shares that were not registered under the Securities Act during 2024. Our repurchase program does not have an expiration date. Our repurchase program was expanded on January 26, 2018, by
15 million shares. We have 5,614,506 shares available for purchase under our programs at December 31, 2024. During 2024, we repurchased 1,112,279 shares at an average price of $113.55.

ITEM 6.    [Reserved]
Cincinnati Financial Corporation - 2024 10-K - Page 44

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

Through The Cincinnati Insurance Company, Cincinnati Financial Corporation is one of the 25 largest property casualty insurers in the nation, based on net written premium volume for the first nine months of 2024, among approximately 2,000 U.S. stock and mutual insurer groups. We market our insurance products through a select group of independent insurance agencies in 46 states as discussed in Item 1, Our Business and Our Strategy.

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

Cincinnati Financial Corporation - 2024 10-K - Page 45

Executive Summary
Our value creation ratio, defined above, is our primary performance target. VCR trends are shown in the table below.

	One year	Three-year % average	Five-year % average
Value creation ratio:
As of December 31, 2024	19.8%	8.2%	13.0%
As of December 31, 2023	19.5	10.2	15.2
As of December 31, 2022	(14.6)	8.6	11.2

We are targeting an annual value creation ratio averaging 10% to 13% over the next five-year period. At 19.8% for 2024, our performance was above the high end of that range. It was below the low end of the range for the three-year period and at the high end of the range for the five-year period, both that ended in December 2024.

The table below shows the primary contributors of our value creation ratio on a percentage basis. Analysis of the contributors aids understanding of our financial performance. Our financial results are further analyzed in the Corporate Financial Highlights section below.

	Years ended December 31,			2024-2023	2023-2022
	2024	2023	2022	Pt. Change	Pt. Change
Value creation ratio major contributors:
Net income before investment gains	9.9%	9.1%	5.2%	0.8	3.9
Change in fixed-maturity securities, realized and unrealized gains	(0.6)	1.9	(10.1)	(2.5)	12.0
Change in equity securities, investment gains	9.6	8.6	(9.3)	1.0	17.9
Other	0.9	(0.1)	(0.4)	1.0	0.3
Value creation ratio	19.8%	19.5%	(14.6)%	0.3	34.1

The 2024 value creation ratio improved by 0.3 percentage points, compared with 2023, and again included a significant contribution from operating results, as shown in the table above, that was 0.8 percentage-points higher than last year. The 2024 ratio improvement from operating results was partially offset by a reduction in overall net gains from our investment portfolio and other items, including a reduction of 2.5 percentage points from our fixed-maturity securities investment portfolio. The increase in 2023, compared with 2022, was primarily due to an increase in overall net gains from our investment portfolio.
Cincinnati Financial Corporation - 2024 10-K - Page 46

We believe our value creation ratio is a useful measure. The table below shows calculations for VCR.

(Dollars are per share)	Years ended December 31,
	2024	2023	2022
Book value change per share
Book value as originally reported December 31, 2022			$67.01
Cumulative effect of change in accounting for long-duration insurance contracts, net of tax			0.20
Book value as adjusted December 31, 2022			$67.21

Value creation ratio:
End of period book value*	$89.11	$77.06	$67.01
Less beginning of period book value	77.06	67.01	81.72
Change in book value	12.05	10.05	(14.71)
Dividend declared to shareholders	3.24	3.00	2.76
Total value creation	$15.29	$13.05	$(11.95)

Value creation ratio from change in book value**	15.6%	15.0%	(18.0)%
Value creation ratio from dividends declared to shareholders***	4.2	4.5	3.4
Value creation ratio	19.8%	19.5%	(14.6)%

* Book value per share is calculated by dividing end of period total shareholders' equity by end of period shares outstanding
** Change in book value divided by the beginning of year book value
*** Dividend declared to shareholders divided by beginning of year book value

When looking at our longer-term objectives, we see three primary performance drivers for our value creation ratio:
•Premium growth – We believe over any five-year period our agency relationships and initiatives can lead to a property casualty written premium growth rate that exceeds the industry average. The compound annual growth rate of our net written premiums was 10.9% over the five-year period 2020 through 2024, exceeding the 7.9% estimated growth rate for the property casualty insurance industry, with 2024 representing industry data reported through the first nine months of 2024. The industry’s growth rate excludes its mortgage and financial guaranty lines of business.
•Combined ratio – We believe our underwriting philosophy and initiatives can drive performance to achieve our underwriting profitability target of a GAAP combined ratio over any five-year period that consistently averages within the range of 92% to 98% in the future. Our GAAP combined ratio averaged 94.6% over the five-year period 2020 through 2024, within the performance target range. Performance as measured by the combined ratio is discussed in Consolidated Property Casualty Insurance Results. Our statutory combined ratio averaged 94.0% over the five-year period 2020 through 2024, compared with an estimated 100.7% for the property casualty industry, with 2024 representing industry data reported through the first nine months of 2024. The industry’s ratio again excludes its mortgage and financial guaranty lines of business.
•Investment contribution – We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year total return of the S&P 500 Index.
◦Investment income growth, on a pretax basis, had a compound annual growth rate of 9.7% over the five-year period 2020 through 2024.
◦Over the five years ended December 31, 2024, our equity portfolio compound annual total return was 12.2% compared with a compound annual total return of 14.5% for the Index. Our equity portfolio favors larger-capitalization, high-quality, dividend-growing stocks with a slight value orientation. For the year 2024, our equity portfolio total return was 16.5%, compared with 25.0% for the Index.

The board of directors is committed to rewarding shareholders directly through cash dividends and share repurchase authorizations. Through 2024, the company has increased the annual cash dividend rate for 64 consecutive years, a record we believe is matched by only seven other publicly traded U.S. companies.
Cincinnati Financial Corporation - 2024 10-K - Page 47

In addition to regular dividends, strong capital and excellent company performance has provided opportunities to further reward shareholders. The board regularly evaluates relevant factors in dividend-related decisions, and the 2024 increase to the regular dividend reflected confidence in our outstanding capital, liquidity and financial flexibility, as well as progress of our initiatives to improve earnings performance while growing insurance premium revenues. We discuss our financial position in more detail in Liquidity and Capital Resources.

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
Cincinnati Financial Corporation - 2024 10-K - Page 48

Corporate Financial Highlights
In addition to the value creation ratio discussion and analysis in the Executive Summary, we further analyze our financial results in the sections below.

Balance Sheet Data

(Dollars in millions, except share data)	At December 31,	At December 31,
	2024	2023
Total investments	$28,378	$25,357
Total assets	36,501	32,769
Short-term debt	25	25
Long-term debt	790	790
Shareholders' equity	13,935	12,098
Book value per share	89.11	77.06
Debt-to-total-capital ratio	5.5%	6.3%

Total investments increased by 12% during 2024 on a fair value basis. Entering 2025, we believe the portfolio continues to be well diversified and is well positioned to withstand short-term fluctuations. We discuss our investment strategy in Item 1, Investments Segment, and results for the segment in Investments Results. Total assets increased by 11%, compared with year-end 2023. Shareholders’ equity increased by 15% and book value per share increased by 16%, for reasons discussed in the preceding Executive Summary.

The amount of our debt obligations at year-end 2024 matched year-end 2023. Our 5.5% ratio of debt to total capital (debt plus shareholders’ equity) at year-end 2024 decreased by 0.8 percentage points compared with the prior-year ratio.

Income Statement and Per Share Data

(In millions, except per share data)	Years ended December 31,			2024-2023	2023-2022
	2024	2023	2022	Change %	Change %
Earned premiums	$8,889	$7,958	$7,225	12	10
Investment income, net of expenses (pretax)	1,025	894	781	15	14
Investment gains and losses, net (pretax)	1,391	1,127	(1,467)	23	nm
Total revenues	11,337	10,013	6,563	13	53
Net income (loss)	2,292	1,843	(487)	24	nm
Comprehensive income (loss)	2,418	2,022	(1,398)	20	nm
Net income (loss) per share - diluted	14.53	11.66	(3.06)	25	nm
Cash dividends declared per share	3.24	3.00	2.76	8	9
Diluted weighted average shares outstanding	157.8	158.1	158.8	0	0

Net income rose by $449 million in 2024, compared with 2023, including a $204 million increase in net investment gains on an after-tax basis. The improved 2024 net income also included an increase in property casualty underwriting income of $141 million after taxes, as discussed below, and a $104 million increase in investment income after taxes. Our investment operation’s performance is discussed further in Investments Results. Net income of $1.843 billion in 2023, representing a $2.330 billion increase compared with net income for 2022, included a $2.050 billion increase in net investment gains after taxes. The improved 2023 net income also included an increase in property casualty underwriting income of $206 million after taxes and a $91 million increase in investment income after taxes.

During 2024, 2023 and 2022, there were no material changes to our estimates for incurred losses and expenses related to the pandemic related to SARS-CoV-2, also known as COVID-19. Factors used in estimating reserves for business interruption losses or legal expenses related to the pandemic included estimates for attorney fees associated with the defense of such lawsuits filed against the company; litigation trends of such cases, including responding to amended and replead cases and cases on appeal; and trends in judicial decisions in cases filed
Cincinnati Financial Corporation - 2024 10-K - Page 49

against the company and other insurers. Loss experience for our insurance operations is influenced by many factors, as discussed in Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves. Also, there could be losses or legal expenses that increase due to inflation, pandemic effects or other factors.

Contribution from Insurance Operations

(Dollars in millions)	Years ended December 31,			2024-2023	2023-2022
	2024	2023	2022	Change %	Change %
Consolidated property casualty data:
Net written premiums	$9,243	$8,046	$7,307	15	10
Earned premiums	8,568	7,645	6,924	12	10
Underwriting profit	580	401	140	45	186

				Pt. Change	Pt. Change
GAAP combined ratio	93.4%	94.9%	98.1%	(1.5)	(3.2)
Statutory combined ratio	92.9	94.6	97.7	(1.7)	(3.1)
Written premium to statutory surplus	1.0	1.1	1.1	(0.1)	0.0

Property casualty net written premiums grew 15% and earned premiums grew 12% in 2024. The growth reflected average renewal price increases, premium growth initiatives and a higher level of insured exposures, including a contribution to net written premium growth of 1 percentage point from Cincinnati Re and Cincinnati Global in total. Growth in 2023 net written premiums and earned premiums was driven by factors similar to 2024. Trends and related factors are discussed in Commercial Lines, Personal Lines and Excess and Surplus Lines Insurance Results.

Our property casualty insurance operations generated an underwriting profit for each of the three years ending in 2024. Underwriting results improved in both 2024 and 2023, compared with the respective prior-year period. For both years, the underwriting profit increase included improved overall insured loss experience before catastrophe effects, as price increases helped to offset elevated losses reflecting economic or other forms of inflation that increased our uncertainty regarding ultimate losses. Loss experience is discussed further in Financial Results for our property casualty business and related segments. The $179 million increase in 2024 underwriting profit, compared with 2023, included a $66 million increase in losses from natural catastrophe events and $27 million less benefit from net favorable reserve development on prior accident years before catastrophe losses. The $261 million increase in 2023, compared with 2022, included a $31 million increase in losses from catastrophe events and $81 million more benefit from net favorable reserve development on prior accident years before catastrophe losses.

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

Initiatives to improve our combined ratio are discussed in Item 1, Our Business and Our Strategy, Strategic Initiatives. In 2024, 2023 and 2022, favorable development on reserves for claims that occurred in prior accident years helped offset other incurred losses and loss expenses. Reserve development is discussed further in Property Casualty Loss and Loss Expense Obligations and Reserves. Losses from weather-related catastrophes are another important item influencing the combined ratio and are discussed along with other factors in Financial Results for our property casualty business and related segments.

Our life insurance segment reported a profit of $57 million in 2024, $41 million in 2023 and $27 million in 2022. We discuss results for the segment in Life Insurance Results. Most of this segment’s investment income is included in our investments segment results. In addition to investment income, investment gains and losses from the life insurance investment portfolio are also included in our investments segment results.

Cincinnati Financial Corporation - 2024 10-K - Page 50

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

For some lines of business that we write, a considerable and uncertain amount of time can elapse between the occurrence, reporting and payment of insured claims. The amount we will actually have to pay for such claims also can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate. Gross loss and loss expense reserves were $9.937 billion at year-end 2024 compared with $8.975 billion at year-end 2023.

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

Cincinnati Financial Corporation - 2024 10-K - Page 51

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

Cincinnati Financial Corporation - 2024 10-K - Page 52

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
•changes in claims practices

Cincinnati Financial Corporation - 2024 10-K - Page 53

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

Cincinnati Financial Corporation - 2024 10-K - Page 54

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

(Dollars in millions)	Net loss and loss expense range of reserves
	Carried reserves	Low point	High point	Standard error	Net income effect

At December 31, 2024
Total	$9,668	$8,948	$9,816	$434	$343

Commercial casualty	$3,423	$3,116	$3,583	$234	$184
Commercial property	516	390	532	71	56
Commercial auto	935	859	971	56	44
Workers' compensation	989	842	1,042	100	79
Personal auto	445	403	477	37	29
Homeowners	458	399	484	42	33
Excess and surplus	1,079	901	1,185	142	112

 .
Cincinnati Financial Corporation - 2024 10-K - Page 55

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

The gross reserve balance for term and whole life policy reserves was $1.456 billion, or 49.2%, of total life policy and investment contract reserves at December 31, 2024. The following table summarizes the sensitivity, on a net basis, of our term and whole life policy reserves and reinsurance recoverable amounts to hypothetical changes in key assumptions and the resulting increase/(decrease) to pretax net income and pretax other comprehensive income:

(Dollars in millions)	At December 31, 2024
	Pretax Net Income	Pretax Other Comprehensive Income
Assumptions set by actuaries and approved by management:
Mortality
Effect of a 1% increase	$(6)	$—
Effect of a 1% decrease	6	—
Lapse rates
Effect of a 10% increase	$19	$(3)
Effect of a 10% decrease	(18)	3
Assumptions set by market values:
Market value discount rate
Effect of a 100 basis point increase	$—	$146
Effect of a 100 basis point decrease	—	(183)

We establish reserves for our universal life, deferred annuity and other investment contracts, equal to the cumulative account balances, which include premium deposits plus credited interest less charges and withdrawals. Charges include surrender and contract administration charges as well as asset-based fees. The reserve balance for these contracts was $1.276 billion, or 43.1%, of total life policy and investment contract reserves, at December 31, 2024.

Some of our universal life insurance policies contain no-lapse guarantee provisions. For these policies, we establish a reserve, or other additional liability, in addition to the account balance based on expected no-lapse guarantee benefits and expected policy assessments. Key assumptions used to establish this other additional liability reserve are expected investment returns and projected lapse rates. These assumptions, and other relevant inputs, are reviewed annually and on an interim basis in line with the process described above for traditional life policies. The reserve balance was $130 million, or 4.4%, of total life policy and investment contract reserves at December 31, 2024, and is included as a component of universal life reserves in Item 8, Note 5 of the Consolidated Financial Statements.

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

Cincinnati Financial Corporation - 2024 10-K - Page 56

The application of our invested assets impairment policy resulted in write-downs of impaired securities intended to be sold that reduced our income before income taxes by less than $1 million in 2024, $4 million in 2023 and $5 million in 2022. Write-downs represent noncash charges to income and are reported as investment losses. The application of our noninvested assets impairment policy did not have a material effect on our financial condition in 2024 or 2023.

Our internal investment portfolio managers monitor their assigned portfolios. If a fixed-maturity security is valued below amortized cost, the portfolio managers undertake additional reviews. Such declines often occur in conjunction with events taking place in the overall economy and market, combined with events specific to the industry or operations of the issuing organization. Managers review quantitative measurements such as a declining trend in fair value and the extent of the fair value decline, as well as qualitative measures such as pending events, credit ratings and issuer liquidity. We are even more proactive when these declines in valuation are greater than might be anticipated when viewed in the context of overall economic and market conditions. We provide detailed information about fixed-maturity securities fair valued in a continuous loss position at year-end 2024 in Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

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

Cincinnati Financial Corporation - 2024 10-K - Page 57

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

Level 1 and Level 2 Valuation Techniques
Substantially all of the $27.665 billion of securities in our investment portfolio at year-end 2024, measured at fair value, are classified as Level 1 or Level 2. Financial assets that fall within Level 1 and Level 2 are priced according to observable data from identical or similar securities that have traded in the marketplace. Also within Level 2 are securities that are valued by outside services or brokers where we have evaluated and verified the pricing methodology and determined that the inputs are observable.

Recent Accounting Pronouncements
Information about recent accounting pronouncements is provided in Item 8, Note 1 of the Consolidated Financial Statements.

Cincinnati Financial Corporation - 2024 10-K - Page 58

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

Cincinnati Financial Corporation - 2024 10-K - Page 59

Consolidated Property Casualty Insurance Results
Earned and net written premiums for our consolidated property casualty operations grew in 2024, reflecting average renewal price increases, a higher level of insured exposures and strategic initiatives for targeted growth. A key measure of property casualty profitability is underwriting profit or loss. Profit increased in 2024, reflecting improved overall insured loss experience before catastrophe effects, as price increases helped to offset elevated losses reflecting economic or other forms of inflation that increased our uncertainty regarding ultimate losses. Our 2024 underwriting profit of $580 million was $179 million more than in 2023, including a $66 million unfavorable effect from a higher amount of catastrophe losses, mostly caused by severe weather. Prior accident year loss experience before catastrophes during 2024 was $27 million less favorable than in 2023. We continue working to improve underwriting profitability, such as through higher pricing and our ongoing initiatives to improve pricing precision and loss experience related to claims and loss control practices. Underwriting profit trends are discussed further below.

The table below highlights property casualty results, with analysis and discussion in the sections that follow. That analysis and discussion includes sections by segment.
Overview – Three-Year Highlights

(Dollars in millions)	Years ended December 31,			2024-2023	2023-2022
	2024	2023	2022	Change %	Change %
Earned premiums	$8,568	$7,645	$6,924	12	10
Fee revenues	12	11	10	9	10
Total revenues	8,580	7,656	6,934	12	10
Loss and loss expenses from:
Current accident year before catastrophe losses	4,848	4,463	4,171	9	7
Current accident year catastrophe losses	824	710	704	16	1
Prior accident years before catastrophe losses	(141)	(168)	(87)	16	(93)
Prior accident years catastrophe losses	(95)	(47)	(72)	(102)	35
Loss and loss expenses	5,436	4,958	4,716	10	5
Underwriting expenses	2,564	2,297	2,078	12	11
Underwriting profit	$580	$401	$140	45	186

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	56.6%	58.4%	60.2%	(1.8)	(1.8)
Current accident year catastrophe losses	9.6	9.3	10.2	0.3	(0.9)
Prior accident years before catastrophe losses	(1.6)	(2.2)	(1.3)	0.6	(0.9)
Prior accident years catastrophe losses	(1.1)	(0.6)	(1.0)	(0.5)	0.4
Loss and loss expenses	63.5	64.9	68.1	(1.4)	(3.2)
Underwriting expenses	29.9	30.0	30.0	(0.1)	0.0
Combined ratio	93.4%	94.9%	98.1%	(1.5)	(3.2)

Combined ratio:	93.4%	94.9%	98.1%	(1.5)	(3.2)
Contribution from catastrophe losses and prior years reserve development	6.9	6.5	7.9	0.4	(1.4)
Combined ratio before catastrophe losses and prior years reserve development	86.5%	88.4%	90.2%	(1.9)	(1.8)

Performance highlights for consolidated property casualty operations include:
•Premiums – Agency renewal written premiums increased $819 million or 13% in 2024, compared with 2023, and continued to contribute to growth in earned premiums and net written premiums that rose in each of our property casualty insurance segments. The renewal premium increase was largely due to average renewal price increases and a higher level of insured exposures. Price increases with enhanced precision continue to benefit operating results.
Cincinnati Financial Corporation - 2024 10-K - Page 60

New business written premiums produced through agencies increased $364 million in 2024, compared with 2023. Agents appointed during 2024 or 2023 produced a 2024 increase in standard lines new business of $116 million. Growth initiatives also favorably affect growth in subsequent years, particularly as newer agency relationships mature over time.
Cincinnati Re produced $597 million of 2024 net written premiums and contributed $39 million to growth in other written premiums, compared with 2023. Cincinnati Re assumes risks through reinsurance treaties and in some cases cedes part of the risk and related premiums to one or more unaffiliated reinsurance companies through transactions known as retrocessions. In 2024, earned premiums for Cincinnati Re totaled $573 million.
Cincinnati Global also contributed to the increase in other written premiums. Net written premiums were $303 million in 2024, and contributed $23 million of the growth in other written premiums, compared with 2023. In 2024, earned premiums for Cincinnati Global totaled $271 million.
Other written premiums also include premiums ceded to reinsurers as part of our ceded reinsurance program. An increase in ceded premiums, other than Cincinnati Re and Cincinnati Global premiums, reduced net written premium growth by $49 million in 2024.
The table below analyzes premium revenue components and trends.

(Dollars in millions)	Years ended December 31,			2024-2023	2023-2022
	2024	2023	2022	Change %	Change %
Agency renewal written premiums	$7,080	$6,261	$5,665	13	11
Agency new business written premiums	1,541	1,177	1,032	31	14
Other written premiums	622	608	610	2	0
Net written premiums	9,243	8,046	7,307	15	10
Unearned premium change	(675)	(401)	(383)	(68)	(5)
Earned premiums	$8,568	$7,645	$6,924	12	10

•Combined ratio – The combined ratio improved by 1.5 percentage points in 2024, compared with 2023, including a 0.2 percentage-point decrease in the ratio for catastrophe losses. The 2024 ratio for current accident year losses and loss expenses before catastrophes decreased by 1.8 percentage points. That ratio improvement included an increase of 1.4 points for the IBNR portion and a decrease of 3.2 points for the case incurred portion. Price increases and other underwriting efforts have helped to offset losses that have elevated significantly since 2021 due to inflation effects discussed below, as earned premiums in 2024 grew faster than those losses and loss expenses. The remainder of the 2024 combined ratio improvement included a decrease of 0.1 percentage points in the ratio for underwriting expenses, offset by 0.6 percentage points less benefit in the ratio for prior accident year losses and loss expenses before catastrophes. We further discuss ratios related to reserve development in the sections that follow the Catastrophe Losses Incurred table below.
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
Our statutory combined ratio was 92.9% in 2024 compared with 94.6% in 2023 and 97.7% in 2022. The estimated statutory combined ratio for the property casualty industry, with the industry’s ratio excluding its mortgage and financial guaranty lines of business and based on industry data reported through the first nine months of 2024, was 97.9% in 2024, 103.7% in 2023 and 103.1% in 2022. The contribution of catastrophe losses to our statutory combined ratio was 8.4 percentage points in 2024, 8.8 percentage points in 2023 and 8.9 percentage points in 2022, compared with industry estimates of 8.8, 7.8 and 6.7 percentage points, respectively, with 2024 representing industry data reported through the first nine months of 2023. Components of the combined ratio are discussed below.
Catastrophe loss trends are an important factor in assessing trends for overall underwriting results. Our 10-year historical annual average contribution of catastrophe losses to the combined ratio was 8.0 percentage points at December 31, 2024. Our five-year average was 9.2 percentage points.

Cincinnati Financial Corporation - 2024 10-K - Page 61

Effective June 1, 2024, we restructured our reinsurance program for Cincinnati Re only, providing retrocession coverages with various triggers, exclusions and unique features. The program included property catastrophe excess of loss coverage with a total available aggregate limit of $60 million in excess of $80 million per occurrence. During 2024, there was no recovery from reinsurers for losses pertaining to this program. See Item 7, Liquidity and Capital Resources, 2025 Reinsurance Ceded Programs, for a discussion of other reinsurance coverage.

The following table shows catastrophe losses incurred for the past two calendar years, net of reinsurance, as well as the effect of loss development on prior period catastrophe reserves. We individually list declared catastrophe events for which our incurred losses reached or exceeded $25 million.

Catastrophe Losses Incurred

(Dollars in millions, net of reinsurance)					Excess and surplus lines
			Commercial lines	Personal lines
Dates	Events	Regions				Other	Total
2024
Mar. 12-17	Flood, Lightning, Wind	Midwest, South	$30	$31	$—	$—	$61
Mar. 31 - Apr. 4	Flood, Lightning, Wind	Midwest, Northeast, South	9	23	—	—	32
May 6-10	Flood, Lightning, Wind	Midwest, South	25	30	1	—	56
May 25-26	Flood, Lightning, Wind	Midwest, South	38	29	1	—	68
Jul. 13-18	Flood, Lightning, Wind	Midwest, Northeast	18	11	—	—	29
Sep. 25-28	Flood, Lightning, Wind	Midwest, South (Helene)	55	133	2	43	233
Oct. 9-10	Flood, Lightning, Wind	South (Milton)	6	3	—	61	70
All other 2024 catastrophes			92	149	4	30	275
Development on 2023 and prior catastrophes			(31)	(43)	—	(21)	(95)
Calendar year incurred total			$242	$366	$8	$113	$729

2023
Mar. 1-4	Flood, Lightning, Wind	Midwest, Northeast, South	$25	$26	$1	$2	$54
Mar. 23-28	Flood, Lightning, Wind	Midwest, Northeast, South	21	23	—	—	44
Mar. 30 - Apr. 1	Flood, Lightning, Wind	Midwest, Northeast, South	58	31	—	—	89
Apr. 3-7	Flood, Lightning, Wind	Midwest, Northeast, South	12	33	—	—	45
May 2-9	Flood, Lightning, Wind	Midwest, South	22	7	—	—	29
Jun. 21-27	Flood, Lightning, Wind	Midwest, Northeast, South, West	21	18	—	—	39
Jun. 28 - Jul. 4	Flood, Lightning, Wind	Midwest, Northeast, South, West	9	16	—	—	25
Dec. 9-11	Flood, Lightning, Wind	Northeast, South	23	14	—	—	37
All other 2023 catastrophes			125	184	3	36	348
Development on 2022 and prior catastrophes			(11)	(44)	—	8	(47)
Calendar year incurred total			$305	$308	$4	$46	$663

Cincinnati Financial Corporation - 2024 10-K - Page 62

Consolidated Property Casualty Insurance Loss and Loss Expenses
Loss and loss expenses include both net paid losses and reserve changes for unpaid losses as well as the associated loss expenses. For all property casualty lines of business in aggregate, net loss and loss expense reserves at December 31, 2024, were $1.055 billion higher than at year-end 2023, including $998 million for incurred but not reported (IBNR) reserves. The $1.055 billion reserve increase raised year-end 2023 net loss and loss expense reserves by 12%, matching a 12% increase in 2024 earned premiums.

Most of the incurred losses and loss expenses shown in the consolidated property casualty insurance results three-year highlights table are for the respective current accident years, with reserve development on prior accident years shown separately. Since less than half of our consolidated property casualty current accident year incurred losses and loss expenses represents net paid amounts, the majority represents reserves for our estimate of ultimate losses and loss expenses. These reserves develop over time, and we re-estimate previously reported reserves as we learn more about the development of the related claims. The table below illustrates that development. For example, the 67.7% accident year 2023 loss and loss expense ratio reported as of December 31, 2023, developed favorably by 4.9 percentage points to 62.8% due to claims settling for less than previously estimated, or due to updated reserve estimates for unpaid claims, as of December 31, 2024. Accident years 2023 and 2022 have both developed favorably, as indicated by the progression over time for the ratios in the table.

(Dollars in millions)
Accident year loss and loss expenses incurred and ratios to earned premiums:
Accident year:	2024	2023	2022	2024	2023	2022
as of December 31, 2024	$5,672	$4,804	$4,674	66.2%	62.8%	67.5%
as of December 31, 2023		5,173	4,737		67.7	68.4
as of December 31, 2022			4,875			70.4

Catastrophe loss trends, discussed above, accounted for some of the movement in the current accident year loss and loss expense ratio for 2024, compared with 2023. Catastrophe losses added 9.6 percentage points in 2024, 9.3 points in 2023 and 10.2 points in 2022 to the respective consolidated property casualty current accident year loss and loss expense ratios in the table above.

The 56.6% ratio for current accident year loss and loss expenses before catastrophe losses for 2024 decreased 1.8 percentage points compared with the 58.4% accident year 2023 ratio measured as of December 31, 2023. The decrease included a 1.4 percentage-point decrease in the ratio for current accident year losses of $2 million or more per claim, shown in the table below.

Reserve development on prior accident years continued to net to a favorable amount in 2024, and was primarily due to less-than-anticipated loss emergence on known claims. We recognized $236 million of favorable development in 2024, compared with $215 million in 2023 and $159 million in 2022. Of the $21 million increase in 2024, compared with 2023, $19 million was attributable to our commercial property line of business. Approximately 89% of our net favorable reserve development on prior accident years recognized during 2024 occurred in our workers' compensation, commercial property and homeowner lines of business. In 2023, our workers' compensation, commercial property and homeowner lines of business were responsible for approximately 80% of the favorable reserve development. As discussed in Liquidity and Capital Resources, Property Casualty Loss and Loss Expense Obligations and Reserves, Property Casualty Insurance Development of Estimated Reserves by Accident Year, commercial casualty and workers' compensation are considered long-tail lines with the potential for revisions inherent in estimating reserves. Favorable development recognized during 2022 was primarily from our workers’ compensation and homeowner lines of business. Development by accident year is further discussed in Liquidity and Capital Resources, Property Casualty Insurance Development of Estimated Reserves by Accident Year.

Cincinnati Financial Corporation - 2024 10-K - Page 63

Consolidated Property Casualty Insurance Losses by Size

(Dollars in millions, net of reinsurance)	Years ended December 31,			2024-2023	2023-2022
	2024	2023	2022	Change %	Change %
Current accident year losses greater than $5,000,000	$68	$141	$143	(52)	(1)
Current accident year losses $2,000,000-$5,000,000	138	144	135	(4)	7
Large loss prior accident year reserve development	75	94	30	(20)	213
Total large losses incurred	281	379	308	(26)	23
Losses incurred but not reported	783	596	377	31	58
Other losses excluding catastrophe losses	2,782	2,571	2,737	8	(6)
Catastrophe losses	704	634	612	11	4
Total losses incurred	$4,550	$4,180	$4,034	9	4

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year losses greater than $5,000,000	0.8%	1.9%	2.1%	(1.1)	(0.2)
Current accident year losses $2,000,000-$5,000,000	1.6	1.9	2.0	(0.3)	(0.1)
Large loss prior accident year reserve development	0.9	1.2	0.4	(0.3)	0.8
Total large loss ratio	3.3	5.0	4.5	(1.7)	0.5
Losses incurred but not reported	9.1	7.8	5.5	1.3	2.3
Other losses excluding catastrophe losses	32.5	33.6	39.5	(1.1)	(5.9)
Catastrophe losses	8.2	8.3	8.8	(0.1)	(0.5)
Total loss ratio	53.1%	54.7%	58.3%	(1.6)	(3.6)

In 2024, total large losses incurred decreased by $98 million, or 26%, net of reinsurance, primarily due to a decrease for our commercial lines insurance segment. The corresponding 2024 ratio decreased 1.7 percentage points, compared with 2023. The large loss data included in the table above does not include Cincinnati Re and Cincinnati Global. Our analysis of large losses incurred indicated no unexpected concentration of these losses and reserve increases by geographic region, policy inception, agency or field marketing territory. We believe the inherent volatility of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the volatility in addition to general inflationary trends in loss costs.

Cincinnati Financial Corporation - 2024 10-K - Page 64

Consolidated Property Casualty Insurance Underwriting Expenses

(Dollars in millions)	Years ended December 31,			2024-2023	2023-2022
	2024	2023	2022	Change %	Change %
Commission expenses	$1,605	$1,438	$1,319	12	9
Other underwriting expenses	953	854	753	12	13
Policyholder dividends	6	5	6	20	(17)
Total underwriting expenses	$2,564	$2,297	$2,078	12	11

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Commission expenses	18.7%	18.8%	19.1%	(0.1)	(0.3)
Other underwriting expenses	11.1	11.1	10.8	0.0	0.3
Policyholder dividends	0.1	0.1	0.1	0.0	0.0
Total underwriting expense ratio	29.9%	30.0%	30.0%	(0.1)	0.0

Consolidated property casualty commission expenses rose $167 million, or 12%, in 2024, with profit-sharing commissions for agencies increasing by $18 million. The 2024 ratio of commission expenses as a percent of earned premiums decreased by 0.1 percentage points, compared with 2023. The ratio for 2023 decreased compared with 2022. In 2024, other underwriting expenses as a percent of earned premiums matched 2023, as earned premiums kept pace with other underwriting expenses. In 2023, other underwriting expenses as a percent of earned premiums increased, compared with 2022, as earned premiums rose at a slower pace than other underwriting expenses. The three-year period ending in 2024 also included ongoing expense management efforts.

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

Cincinnati Financial Corporation - 2024 10-K - Page 65

Commercial Lines Insurance Results

Overview – Three-Year Highlights

(Dollars in millions)	Years ended December 31,			2024-2023	2023-2022
	2024	2023	2022	Change %	Change %
Earned premiums	$4,486	$4,264	$4,024	5	6
Fee revenues	4	4	4	0	0
Total revenues	4,490	4,268	4,028	5	6
Loss and loss expenses from:
Current accident year before catastrophe losses	2,660	2,594	2,530	3	3
Current accident year catastrophe losses	273	316	307	(14)	3
Prior accident years before catastrophe losses	(107)	(112)	(53)	4	(111)
Prior accident years catastrophe losses	(31)	(11)	(23)	(182)	52
Loss and loss expenses	2,795	2,787	2,761	0	1
Underwriting expenses	1,384	1,313	1,229	5	7
Underwriting profit	$311	$168	$38	85	342
Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	59.3%	60.8%	62.9%	(1.5)	(2.1)
Current accident year catastrophe losses	6.1	7.4	7.6	(1.3)	(0.2)
Prior accident years before catastrophe losses	(2.4)	(2.6)	(1.3)	0.2	(1.3)
Prior accident years catastrophe losses	(0.7)	(0.2)	(0.6)	(0.5)	0.4
Loss and loss expenses	62.3	65.4	68.6	(3.1)	(3.2)
Underwriting expenses	30.9	30.8	30.6	0.1	0.2
Combined ratio	93.2%	96.2%	99.2%	(3.0)	(3.0)

Combined ratio:	93.2%	96.2%	99.2%	(3.0)	(3.0)
Contribution from catastrophe losses and prior years reserve development	3.0	4.6	5.7	(1.6)	(1.1)
Combined ratio before catastrophe losses and prior years reserve development	90.2%	91.6%	93.5%	(1.4)	(1.9)

Performance highlights for the commercial lines insurance segment include:
•Premiums – Earned premiums and net written premiums rose in 2024, including a $211 million, or 5%, increase in renewal written premiums that continued to include higher average pricing and a higher level of insured exposures. New business written premiums in 2024 increased $157 million, or 27%, compared with 2023, as we continued to carefully underwrite each policy in a highly competitive market.
•Combined ratio – The 2024 combined ratio improved by 3.0 percentage points compared with 2023, including a 1.8 percentage-point decrease in the ratio component for catastrophe losses. The 2024 combined ratio also improved by 1.5 points due to a lower ratio for current accident year loss and loss expenses before catastrophe losses, compared with 2023. That ratio improvement included an increase of 2.9 points for the IBNR portion and a decrease of 4.4 points for the case incurred portion. Price increases and other underwriting actions have helped offset losses that have elevated significantly since 2021 due to inflation effects, as earned premiums in 2024 grew faster than those losses and loss expenses. Development on prior accident years loss and loss expense reserves before catastrophes during 2024 was 0.2 percentage points less favorable than in 2023, as discussed below.
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
Cincinnati Financial Corporation - 2024 10-K - Page 66

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
Our commercial lines statutory combined ratio was 92.2% in 2024, compared with 95.6% in 2023 and 98.5% in 2022. The contribution of catastrophe losses to our commercial lines statutory combined ratio was 5.4 percentage points in 2024, 7.2 percentage points in 2023 and 7.0 percentage points in 2022.

Commercial Lines Insurance Premiums

(Dollars in millions)	Years ended December 31,			2024-2023	2023-2022
	2024	2023	2022	Change %	Change %
Agency renewal written premiums	$4,087	$3,876	$3,672	5	6
Agency new business written premiums	741	584	600	27	(3)
Other written premiums	(138)	(124)	(113)	(11)	(10)
Net written premiums	4,690	4,336	4,159	8	4
Unearned premium change	(204)	(72)	(135)	(183)	47
Earned premiums	$4,486	$4,264	$4,024	5	6

We continue to refine our use of predictive analytics tools to improve pricing precision as we further segment commercial lines policies, emphasizing identification and retention of policies we believe have relatively stronger price adequacy. These tools better align individual insurance policy pricing to risk attributes, providing our underwriters with enhanced abilities to target profitability and to discuss pricing impacts with our agencies. We also continue to leverage our local relationships with agents through the efforts of our teams that work closely with them. We believe our field focus is unique and has several advantages, including providing us with quality intelligence on local market conditions. We seek to maintain appropriate pricing discipline for both new and renewal business as management continues to emphasize the importance of our agencies and underwriters assessing account quality to make careful decisions on a case-by-case basis whether to write new business or renew a policy. Premium rate credits may be used to retain renewals of quality business and to earn new business, but we do so selectively in order to avoid commercial accounts that we believe have insufficient profit margins.

Our 5% increase in 2024 agency renewal written premiums included higher average pricing. We measure average changes in commercial lines renewal pricing as the rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies. In 2024, our standard commercial lines policies averaged an estimated pricing change at a percentage near the low end of the high-single-digit range. Our average commercial lines pricing change includes the flat pricing effect of certain coverages within package policies written for a three-year term that were in force but did not expire during the period being measured. Therefore, the average commercial lines pricing change we report reflects a blend of policies that did not expire and other policies that did expire during the measurement period.

Cincinnati Financial Corporation - 2024 10-K - Page 67

For only those commercial lines policies that did expire and were then renewed during 2024, we estimate that the average price increase was at a percentage in the high-single-digit range. During 2024, we continued to further segment our commercial lines policies, emphasizing identification and retention of policies we believed had relatively stronger price adequacy. Conversely, we continued to seek more aggressive renewal terms and conditions on policies we believed had relatively weaker pricing, in turn retaining fewer of those policies.

Our 2024 increase of 5% for the commercial lines segment's agency renewal written premiums also included a higher level of insured exposures, in addition to other factors such as changes in policy retention rates or changes in mix of business that can cause variations in average premiums per policy. Part of the insured exposure increase reflects our response to inflation effects that increase the cost of building materials to repair damaged commercial structures. We use building valuation software to automate much of that underwriting process and may also manually adjust premiums to reflect property costs.

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

Premiums resulting from audits of actual sales or payrolls that confirmed or adjusted initial premium estimates are part of net written premiums and earned premiums. They also contribute to increases or decreases in our agency renewal written premiums. The contribution to our commercial lines earned premiums was $107 million, $157 million and $127 million in 2024, 2023 and 2022, respectively. The contribution on a net written premium basis was $108 million, $136 million and $101 million in 2024, 2023 and 2022, respectively. These net written premium amounts are included with agency renewal written premiums in the Commercial Lines Insurance Premiums table above.

In 2024, our commercial lines new business premiums written by our agencies increased $157 million, or 27%, compared with 2023, as we continued to carefully underwrite each policy in a highly competitive market. New business premium volume in recent years has been significantly influenced by new agency appointments. Agencies appointed since the beginning of 2023 produced commercial lines new business written premiums of $72 million, in aggregate, during 2024, up $56 million from what they produced during 2023. All other agencies contributed the remaining $669 million, up $101 million from the $568 million they produced in 2023.

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

Other written premiums primarily consist of premiums that are ceded to reinsurers and lower our net written premiums. An increase in ceded premiums reduced net written premium growth by $20 million in 2024.

Cincinnati Financial Corporation - 2024 10-K - Page 68

Commercial Lines Insurance Loss and Loss Expenses
Loss and loss expenses include both net paid losses and reserve changes for unpaid losses as well as the associated loss expenses. Most of the incurred losses and loss expenses shown in the commercial lines insurance segment three-year highlights table are for the respective current accident years, with reserve development on prior accident years shown separately. Since less than half of our commercial lines insurance segment current accident year incurred losses and loss expenses represents net paid amounts, the majority represents reserves for our estimate of ultimate losses and loss expenses. These reserves develop over time, and we re-estimate previously reported reserves as we learn more about development on the related claims. The table below illustrates that development. For example, the 68.2% accident year 2023 loss and loss expense ratio reported as of December 31, 2023, developed favorably by 5.0 percentage points to 63.2% due to claims settling for less than previously estimated, or due to updates to reserve estimates for unpaid claims, as of December 31, 2024. Accident years 2023 and 2022 for the commercial lines insurance segment have both developed favorably, as indicated by the progression over time of the ratios in the table.

(Dollars in millions)
Accident year loss and loss expenses incurred and ratios to earned premiums:
Accident year:	2024	2023	2022	2024	2023	2022
as of December 31, 2024	$2,933	$2,693	$2,680	65.4%	63.2%	66.6%
as of December 31, 2023		2,910	2,769		68.2	68.8
as of December 31, 2022			2,837			70.5

Catastrophe losses, as discussed in Consolidated Property Casualty Insurance Results, explain some of the movement in the current accident year loss and loss expense ratio for accident year 2024, compared with 2023. Catastrophe losses added 6.1 percentage points in 2024, 7.4 points in 2023 and 7.6 points in 2022 to the respective commercial lines current accident year loss and loss expense ratios in the table above.

The 59.3% ratio for current accident year loss and loss expenses before catastrophe losses for 2024 decreased 1.5 percentage points compared with the 60.8% accident year 2023 ratio measured as of December 31, 2023. The change included a decrease in large losses incurred, described below including a table with corresponding ratios for new losses above $2 million, with a 2.2 percentage-point decrease in the 2024 ratio. Contributions to the ratio decrease included inflation effects that were offset by the favorable impact from various initiatives, such as those to improve pricing precision, risk selection and loss experience related to claims and loss control practices.

Commercial lines reserve development on prior accident years of $138 million in 2024 continued to net to a favorable amount and provided a larger benefit than the $123 million recognized in 2023. The $15 million net increase in 2024, compared with 2023, included $19 million from our commercial property line of business and $17 million from our workers' compensation line of business, partially offset by an $11 million decrease from our commercial casualty line of business. Most of our commercial lines net favorable reserve development on prior accident years recognized during 2024 occurred in our workers’ compensation and commercial property lines of business. Favorable development recognized during 2023 and 2022 was also mostly from our workers’ compensation and commercial property lines of business. As discussed in Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, stable paid and reported loss patterns are a key assumption used to make projections necessary for estimating IBNR reserves. Development by accident year and other trends for commercial lines loss and loss expenses and the related ratios are further discussed in Liquidity and Capital Resources, Property Casualty Insurance Development of Estimated Reserves by Accident Year.

Cincinnati Financial Corporation - 2024 10-K - Page 69

Commercial Lines Insurance Losses by Size

(Dollars in millions, net of reinsurance)	Years ended December 31,			2024-2023	2023-2022
	2024	2023	2022	Change %	Change %
Current accident year losses greater than $5,000,000	$51	$109	$95	(53)	15
Current accident year losses $2,000,000-$5,000,000	70	99	103	(29)	(4)
Large loss prior accident year reserve development	73	89	26	(18)	242
Total large losses incurred	194	297	224	(35)	33
Losses incurred but not reported	470	328	304	43	8
Other losses excluding catastrophe losses	1,417	1,393	1,535	2	(9)
Catastrophe losses	231	291	275	(21)	6
Total losses incurred	$2,312	$2,309	$2,338	0	(1)

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year losses greater than $5,000,000	1.1%	2.5%	2.4%	(1.4)	0.1
Current accident year losses $2,000,000-$5,000,000	1.5	2.3	2.6	(0.8)	(0.3)
Large loss prior accident year reserve development	1.7	2.1	0.6	(0.4)	1.5
Total large loss ratio	4.3	6.9	5.6	(2.6)	1.3
Losses incurred but not reported	10.5	7.7	7.6	2.8	0.1
Other losses excluding catastrophe losses	31.5	32.7	38.1	(1.2)	(5.4)
Catastrophe losses	5.2	6.8	6.8	(1.6)	0.0
Total loss ratio	51.5%	54.1%	58.1%	(2.6)	(4.0)

In 2024, total large losses incurred decreased by $103 million, or 35%, net of reinsurance. The corresponding 2024 ratio decreased 2.6 percentage points, compared with 2023. The 2024 decrease on a dollar basis was primarily due to a decrease of $116 million for our commercial property line of business. In 2023, total large losses incurred and the corresponding ratio were higher than in 2022, largely due to higher amounts of large losses for our commercial property line of business. Our analysis indicated no unexpected concentration of these losses and reserve increases by geographic region, policy inception, agency or field marketing territory. We believe the inherent volatility of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the volatility in addition to general inflationary trends in loss costs.

Commercial Lines Insurance Underwriting Expenses

(Dollars in millions)	Years ended December 31,			2024-2023	2023-2022
	2024	2023	2022	Change %	Change %
Commission expenses	$818	$780	$741	5	5
Other underwriting expenses	560	528	482	6	10
Policyholder dividends	6	5	6	20	(17)
Total underwriting expenses	$1,384	$1,313	$1,229	5	7
Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Commission expenses	18.2%	18.3%	18.4%	(0.1)	(0.1)
Other underwriting expenses	12.6	12.4	12.0	0.2	0.4
Policyholder dividends	0.1	0.1	0.2	0.0	(0.1)
Total underwriting expense ratio	30.9%	30.8%	30.6%	0.1	0.2

Commercial lines commission expenses as a percent of earned premiums decreased slightly in 2024, compared with 2023, reflecting a decrease in the ratio for profit-sharing commissions for agencies. The ratio for 2023 decreased slightly compared with 2022. In 2024, other underwriting expenses as a percent of earned premiums increased, compared with 2023, as earned premiums rose at a slower pace than other underwriting expenses, primarily employee-related expenses. In 2023, other underwriting expenses as a percent of earned premiums increased, compared with 2022, as earned premiums rose at a slower pace than other underwriting expenses. The three-year period ending in 2024 also included ongoing expense management efforts.
Cincinnati Financial Corporation - 2024 10-K - Page 70

Commercial Lines Insurance Outlook
Renewal and new business pricing for commercial risks continues to experience significant inflationary and competitive pressure, and we continue to respond with enhanced pricing analytics and careful risk selection. We are committed to our agencies and focus on a long-term strategy when considering how to successfully navigate changing, and often challenging, market pressures and conditions while profitably growing our commercial lines insurance segment.

We intend to grow through additional agency appointments, expansion of our local field presence, enhanced expertise and product expansion that meets the needs of an even larger percentage of our agencies' total commercial portfolio. Our goal is to provide flexibility in our process so that we can deliver an industry-leading agency experience to all of our agents as we work to be the first and last solution when they are considering business placement.

We intend to keep marketing our products to a broad range of business classes with a total account approach, while also continuing to diversify our book of business. Work continues to improve our pricing precision and further segment commercial risks as underwriters emphasize underwriting discipline and careful management of rate levels. They seek to accurately match exposures with appropriate premiums, evaluating each risk on a policy-by-policy basis for decisions about rates, terms and conditions based on each account’s individual characteristics. We believe that our initiatives to improve pricing precision and lower loss costs will continue to benefit commercial lines profitability during 2025.

Cincinnati Financial Corporation - 2024 10-K - Page 71

Personal Lines Insurance Results

Overview – Three-Year Highlights

(Dollars in millions)	Years ended December 31,			2024-2023	2023-2022
	2024	2023	2022	Change %	Change %
Earned premiums	$2,623	$2,044	$1,689	28	21
Fee revenues	5	4	4	25	0
Total revenues	2,628	2,048	1,693	28	21
Loss and loss expenses from:
Current accident year before catastrophe losses	1,412	1,154	991	22	16
Current accident year catastrophe losses	409	352	236	16	49
Prior accident years before catastrophe losses	17	(20)	(17)	nm	(18)
Prior accident years catastrophe losses	(43)	(44)	(44)	2	0
Loss and loss expenses	1,795	1,442	1,166	24	24
Underwriting expenses	762	610	509	25	20
Underwriting profit (loss)	$71	$(4)	$18	nm	nm

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	53.9%	56.4%	58.7%	(2.5)	(2.3)
Current accident year catastrophe losses	15.6	17.3	14.0	(1.7)	3.3
Prior accident years before catastrophe losses	0.7	(1.0)	(1.0)	1.7	0.0
Prior accident years catastrophe losses	(1.7)	(2.2)	(2.6)	0.5	0.4
Loss and loss expenses	68.5	70.5	69.1	(2.0)	1.4
Underwriting expenses	29.0	29.9	30.1	(0.9)	(0.2)
Combined ratio	97.5%	100.4%	99.2%	(2.9)	1.2

Combined ratio:	97.5%	100.4%	99.2%	(2.9)	1.2
Contribution from catastrophe losses and prior years reserve development	14.6	14.1	10.4	0.5	3.7
Combined ratio before catastrophe losses and prior years reserve development	82.9%	86.3%	88.8%	(3.4)	(2.5)

Performance highlights for the personal lines insurance segment include:
•Premiums – Earned premiums and net written premiums continued to grow in 2024, due to increases in new business written premiums and renewal written premiums that included higher average pricing and a higher level of insured exposures. Renewal written premiums rose $538 million, or 27%, in 2024, compared with 2023, while new business written premiums rose $188 million, or 45%. Cincinnati Private ClientSM net written premiums, included in the personal lines insurance segment, rose $462 million, or 37%, to approximately $1.719 billion in 2024, representing 57.3% of the segment's 2024 net written premiums. Cincinnati Private Client net written premiums included excess and surplus lines homeowner policies with premiums totaling $166 million in 2024 and $109 million in 2023.
•Combined ratio – The 2024 combined ratio improved by 2.9 percentage points, compared with 2023, including a decrease of 1.2 points in the ratio for catastrophe losses. The improvement also included 2.5 points from a lower ratio for current accident year loss and loss expenses before catastrophe losses. That ratio decrease included an increase of 2.0 points for the IBNR portion and a decrease of 4.5 points for the case incurred portion. Price increases and other underwriting efforts have helped to offset losses that have elevated significantly since 2021 due to inflation effects, as earned premiums in 2024 grew faster than those losses and loss expenses. The ratio decreases for catastrophe losses and current accident year results were partially offset by an increase of 1.7 points from reserve development on prior accident year loss and loss expenses before catastrophes during 2024 that was unfavorable by 0.7 points compared with favorable development of 1.0 points in 2023.
When estimating the ultimate cost of total loss and loss expenses, we consider many factors, including trends for inflation, historical paid and reported losses, large loss activity and other data or information for the industry or our
Cincinnati Financial Corporation - 2024 10-K - Page 72

company. Elevated inflation since 2021 has resulted in higher losses and loss expenses as costs have increased significantly to repair damaged autos or homes that we insure, in addition to higher losses for liability coverages for some of our lines of business. Due to increased uncertainty regarding ultimate losses, we intend to remain prudent in reserving for estimated ultimate losses until longer-term loss cost trends become more clear.
We have increased our pricing precision and implemented numerous rate increases in recent years to improve our personal lines insurance segment results. In addition, we have made greater use of higher minimum loss deductibles and enhanced our property inspection processes to verify condition and insurance to value. We have worked to improve our geographic diversification by expanding our personal lines operation to additional states as the type of catastrophe risk can vary by state.
Our personal lines statutory combined ratio was 95.5% in 2024, compared with 98.3% in 2023 and 97.7% in 2022. The contribution of catastrophe losses to our personal lines statutory combined ratio was 13.9 percentage points in 2024, 15.1 percentage points in 2023 and 11.4 percentage points in 2022.

Personal Lines Insurance Premiums

(Dollars in millions)	Years ended December 31,			2024-2023	2023-2022
	2024	2023	2022	Change %	Change %
Agency renewal written premiums	$2,495	$1,957	$1,601	27	22
Agency new business written premiums	604	416	296	45	41
Other written premiums	(100)	(71)	(66)	(41)	(8)
Net written premiums	2,999	2,302	1,831	30	26
Unearned premium change	(376)	(258)	(142)	(46)	(82)
Earned premiums	$2,623	$2,044	$1,689	28	21

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

The 27% increase in agency renewal written premiums in 2024 included the effect of various rate changes. We estimate that premium rates for our personal auto line of business increased at an average percentage in the low-double-digit range during 2024, with some individual policies experiencing lower or higher rate changes based on enhanced pricing precision enabled by predictive models that consider characteristics of specific risks. For our homeowner line of business, we estimate that price increases during 2024 averaged a percentage in the high-single-digit range. Similar to our personal auto line of business, that average varied widely by state, and some individual policies experienced lower or higher rate changes based on pricing precision and current rate level indications that helped determine appropriate premium rates.

The increase in agency renewal written premiums in 2024 also included a higher level of insured exposures and other factors such as changes in policy deductibles or mix of business. Part of the insured exposure increase reflects our response to inflation effects that increase the cost of building materials to repair damaged homes.

Personal lines new business written premiums grew by $188 million, or 45%, during 2024, compared with 2023, including approximately $89 million from Cincinnati Private Client policies and $99 million from middle-market policies. We believe we maintained underwriting and pricing discipline across all personal lines markets as we expanded use of enhanced pricing precision tools. Some of what we report as new business came from accounts that were not new to our agents. We believe our agents’ seasoned accounts tend to be priced more accurately than business that may be less familiar to them.

Other written premiums primarily consist of premiums that are ceded to reinsurers and lower our net written premiums. An increase in ceded premiums reduced net written premium growth by $28 million in 2024.

Cincinnati Financial Corporation - 2024 10-K - Page 73

Personal Lines Insurance Loss and Loss Expenses
Loss and loss expenses include both net paid losses and reserve changes for unpaid losses as well as the associated loss expenses. Most of the incurred losses and loss expenses shown in the personal lines insurance segment three-year highlights table are for the respective current accident years, with reserve development on prior accident years shown separately. Since approximately two-thirds of our personal lines current accident year incurred losses and loss expenses represent net paid amounts, the remaining one-third represents reserves for our estimate of ultimate losses and loss expenses. These reserves develop over time, and we re-estimate previously reported reserves as we learn more about the development on the related claims. The table below illustrates that development. For example, the 73.7% accident year 2023 loss and loss expense ratio reported as of December 31, 2023, developed favorably by 2.6 percentage points to 71.1% due to claims settling for less than previously estimated, or due to updated reserve estimates for unpaid claims, as of December 31, 2024. Accident year 2022 for the personal lines segment developed favorably for the two-year period ending December 31, 2024, as indicated by the progression over time for the ratios in the table. It experienced a small amount of unfavorable development during 2024, driven by the personal auto line of business as described below, and favorable development during 2023.

(Dollars in millions)
Accident year loss and loss expenses incurred and ratios to earned premiums:
Accident year:	2024	2023	2022	2024	2023	2022
as of December 31, 2024	$1,821	$1,454	$1,188	69.5%	71.1%	70.4%
as of December 31, 2023		1,506	1,182		73.7	70.0
as of December 31, 2022			1,227			72.7

Catastrophe losses, as discussed in Consolidated Property Casualty Insurance Results, explain some of the movement in the current accident year loss and loss expense ratio for accident year 2024, compared with accident year 2023. Catastrophe losses added 15.6 percentage points in 2024, 17.3 points in 2023 and 14.0 points in 2022 to the respective personal lines current accident year loss and loss expense ratios in the table above. Personal lines catastrophe losses for 2024 resulted in a ratio higher than our 11.4% 10-year annual average for personal lines. Personal lines catastrophe losses are inherently volatile, as discussed above and in Consolidated Property Casualty Insurance Results.

The 53.9% ratio for current accident year loss and loss expenses before catastrophe losses for 2024 improved 2.5 percentage points compared with the 56.4% accident year 2023 ratio measured as of December 31, 2023. The decrease included an improvement in the ratios for new losses above $2 million, with a 0.7 percentage-point decrease in the 2024 ratio. Other contributions included inflation effects that were offset by the favorable impact from various initiatives, such as those to improve pricing precision, risk selection and loss experience related to claims and loss control practices.

Personal lines loss and loss expense reserve development on prior accident years recognized in 2024 was favorable by $26 million, in aggregate, compared with $64 million in 2023. The 2024 net favorable reserve development included $54 million for our homeowner line of business offset by $20 million of unfavorable development for our personal auto line of business. The 2023 net favorable reserve development included $53 million for our homeowner line of business and $15 million for our personal auto line of business. As discussed in Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, stable paid and reported loss patterns are a key assumption used to make projections necessary for estimating IBNR reserves. Development by accident year and other trends for personal lines loss and loss expenses and the related ratios are further discussed in Liquidity and Capital Resources, Property Casualty Insurance Development of Estimated Reserves by Accident Year.

Cincinnati Financial Corporation - 2024 10-K - Page 74

Personal Lines Insurance Losses by Size

(Dollars in millions, net of reinsurance)	Years ended December 31,			2024-2023	2023-2022
	2024	2023	2022	Change %	Change %
Current accident year losses greater than $5,000,000	$17	$32	$48	(47)	(33)
Current accident year losses $2,000,000-$5,000,000	64	45	30	42	50
Large loss prior accident year reserve development	2	7	4	(71)	75
Total large losses incurred	83	84	82	(1)	2
Losses incurred but not reported	108	65	5	66	nm
Other losses excluding catastrophe losses	988	809	738	22	10
Catastrophe losses	353	298	186	18	60
Total losses incurred	$1,532	$1,256	$1,011	22	24

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year losses greater than $5,000,000	0.7%	1.6%	2.8%	(0.9)	(1.2)
Current accident year losses $2,000,000-$5,000,000	2.4	2.2	1.8	0.2	0.4
Large loss prior accident year reserve development	0.1	0.3	0.3	(0.2)	0.0
Total large loss ratio	3.2	4.1	4.9	(0.9)	(0.8)
Losses incurred but not reported	4.1	3.2	0.3	0.9	2.9
Other losses excluding catastrophe losses	37.6	39.5	43.7	(1.9)	(4.2)
Catastrophe losses	13.5	14.6	11.0	(1.1)	3.6
Total loss ratio	58.4%	61.4%	59.9%	(3.0)	1.5

In 2024, personal lines total large losses incurred decreased by $1 million, or 1%, net of reinsurance. The corresponding 2024 ratio decreased 0.9 percentage points, compared with 2023. The 2024 decrease was primarily due to a lower amount for our homeowner line of business. In 2023, total large losses increased, compared with 2022, primarily due to higher amounts for our homeowner line of business. Our analysis indicated no unexpected concentration of these losses and reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. We believe the inherent volatility of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the volatility in addition to general inflationary trends in loss costs.

Personal Lines Insurance Underwriting Expenses

(Dollars in millions)	Years ended December 31,			2024-2023	2023-2022
	2024	2023	2022	Change %	Change %
Commission expenses	$501	$391	$327	28	20
Other underwriting expenses	261	219	182	19	20
Total underwriting expenses	$762	$610	$509	25	20
Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Commission expenses	19.1%	19.2%	19.4%	(0.1)	(0.2)
Other underwriting expenses	9.9	10.7	10.7	(0.8)	0.0
Total underwriting expense ratio	29.0%	29.9%	30.1%	(0.9)	(0.2)

Personal lines commission expense as a percent of earned premiums decreased slightly in 2024 compared with 2023, as earned premiums rose at a faster pace than commission expenses. The ratio for 2023 decreased slightly compared with 2022, as earned premiums rose at a faster pace than commission expenses. Other underwriting expenses as a percent of earned premiums in 2024 decreased, compared with 2023, reflecting ongoing expense management efforts, as premium growth outpaced growth in other underwriting expenses. In 2023, other underwriting expenses as a percent of earned premiums matched the 2022 percentage, reflecting ongoing expense management efforts, as the pace of premium growth was in line with growth in other expenses.
Cincinnati Financial Corporation - 2024 10-K - Page 75

Personal Lines Insurance Outlook
The personal lines market of the U.S. property casualty industry continued to experience challenges in 2024, including elevated inflation, increasing loss costs and pricing pressures as insurers pursued rate adequacy. Our response continues to include rate increases, pricing precision for individual risks and use of inflation factors that respond to higher costs to repair property. We believe we can continue to profitably grow premiums in our personal lines insurance segment through new agency appointments and an ongoing focus on diversification of product and geography. We serve middle market, mass affluent and high net worth clients, helping us grow across the U.S. and spreading our catastrophe risk. Drivers of profitable growth for our Cincinnati Private Client business also include selectively using non-admitted insurance property forms and rates in certain catastrophe-prone states and geographies.

Our high net worth initiative, along with various other actions to improve performance in our personal lines insurance segment, is discussed in greater detail in Personal Lines Insurance Results and also in Item 1, Our Business and Our Strategy, Strategic Initiatives and Our Segments, Personal Lines Insurance Segment.

Cincinnati Financial Corporation - 2024 10-K - Page 76

Excess and Surplus Lines Insurance Results

Overview – Three-Year Highlights

(Dollars in millions)	Years ended December 31,			2024-2023	2023-2022
	2024	2023	2022	Change %	Change %
Earned premiums	$615	$542	$485	13	12
Fee revenues	3	3	2	0	50
Total revenues	618	545	487	13	12
Loss and loss expenses from:
Current accident year before catastrophe losses	395	357	319	11	12
Current accident year catastrophe losses	8	4	5	100	(20)
Prior accident years before catastrophe losses	8	(11)	(8)	nm	(38)
Prior accident years catastrophe losses	—	—	(1)	0	nm
Loss and loss expenses	411	350	315	17	11
Underwriting expenses	167	141	124	18	14
Underwriting profit	$40	$54	$48	(26)	13

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year before catastrophe losses	64.2%	65.9%	65.7%	(1.7)	0.2
Current accident year catastrophe losses	1.3	0.7	1.0	0.6	(0.3)
Prior accident years before catastrophe losses	1.4	(2.0)	(1.7)	3.4	(0.3)
Prior accident years catastrophe losses	(0.0)	(0.1)	(0.2)	0.1	0.1
Loss and loss expenses	66.9	64.5	64.8	2.4	(0.3)
Underwriting expenses	27.1	26.1	25.6	1.0	0.5
Combined ratio	94.0%	90.6%	90.4%	3.4	0.2

Combined ratio:	94.0%	90.6%	90.4%	3.4	0.2
Contribution from catastrophe losses and prior years reserve development	2.7	(1.4)	(0.9)	4.1	(0.5)
Combined ratio before catastrophe losses and prior years reserve development	91.3%	92.0%	91.3%	(0.7)	0.7

Our excess and surplus lines insurance segment includes results of The Cincinnati Specialty Underwriters Insurance Company and CSU Producer Resources Inc. Performance highlights for this segment include:
•Premiums – Earned premiums and net written premiums continued to grow during 2024, primarily due to higher renewal written premiums that included average renewal estimated price increases in the high-single-digit range. New business written premiums rose 11% in 2024, compared with 2023, and also contributed to premium growth.
•Combined ratio – The combined ratio increased by 3.4 percentage points in 2024, compared with 2023, primarily due to unfavorable reserve development on prior accident year loss and loss expenses that offset a lower ratio for current accident year loss and loss expenses before catastrophe losses. Approximately 89% of our 2024 earned premiums for the excess and surplus lines insurance segment provided commercial casualty coverages for various insured liability claims that have experienced higher losses reflecting elevated inflation. Due to uncertainty regarding ultimate losses, we intend to remain prudent in reserving for estimated ultimate losses until longer-term loss cost trends become more clear. The higher 2024 combined ratio also included increases in ratios for underwriting expenses and catastrophe losses.
Cincinnati Financial Corporation - 2024 10-K - Page 77

Excess and Surplus Lines Insurance Premiums

(Dollars in millions)	Years ended December 31,			2024-2023	2023-2022
	2024	2023	2022	Change %	Change %
Agency renewal written premiums	$498	$428	$392	16	9
Agency new business written premiums	196	177	136	11	30
Other written premiums	(40)	(35)	(26)	(14)	(35)
Net written premiums	654	570	502	15	14
Unearned premium change	(39)	(28)	(17)	(39)	(65)
Earned premiums	$615	$542	$485	13	12

The $70 million increase in 2024 renewal premiums largely reflected higher renewal pricing. Average renewal estimated price increases were in the high-single-digit range during 2024. We measure average changes in excess and surplus lines renewal pricing as the rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies.

New business written premiums in 2024 grew by $19 million, or 11%, compared with 2023, as we continued to carefully underwrite each policy in a highly competitive market. Other written premiums in 2024 reduced net written premium growth by $5 million more than in 2023 and are primarily premiums that are ceded to reinsurers and therefore reduce our net written premiums.

Excess and Surplus Lines Loss and Loss Expenses
Loss and loss expenses include both net paid losses and reserve changes for unpaid losses, as well as the associated loss expenses. The majority of the total incurred losses and loss expenses shown above in the three-year highlights table are for the respective current accident years, with reserve development on prior accident years shown separately. Since less than 20% of our excess and surplus lines current accident year incurred losses and loss expenses represents net paid amounts, a large majority represents reserves for our estimate of unpaid losses and loss expenses. These reserves develop over time, and we update our estimates of previously reported reserves as we learn more about the development on the related claims. The table below illustrates that development. For example, the 66.6% accident year 2023 loss and loss expense ratio reported as of December 31, 2023, developed favorably by 10.5 percentage points to 56.1% due to claims settling for less than previously estimated, or due to updated reserve estimates for unpaid claims, as of December 31, 2024. Accident year 2022 for the segment developed favorably for the two-year period ending December 31, 2024, as indicated by the progression over time for the ratios in the table. It experienced unfavorable development during 2024 and favorable development during 2023.

(Dollars in millions)
Accident year loss and loss expenses incurred and ratios to earned premiums:
Accident year:	2024	2023	2022	2024	2023	2022
as of December 31, 2024	$403	$304	$312	65.5%	56.1%	64.3%
as of December 31, 2023		361	307		66.6	63.3
as of December 31, 2022			324			66.7

Catastrophe losses, as discussed in Consolidated Property Casualty Insurance Results, explain some of the movement among components of the current accident year loss and loss expense ratio for accident year 2024, compared with 2023. Catastrophe losses added 1.3 percentage points in 2024, 0.7 points in 2023 and 1.0 points in 2022 to the respective excess and surplus lines current accident year loss and loss expense ratios in the table above.

The 64.2% ratio for current accident year loss and loss expenses before catastrophe losses for 2024 improved by 1.7 percentage points compared with the 65.9% accident year 2023 ratio measured as of December 31, 2023. The improvement was partially offset by a 0.7 percentage-point increase in the ratio for current accident year losses of $2 million or more per claim, shown in the table below.

Cincinnati Financial Corporation - 2024 10-K - Page 78

Excess and surplus lines reserve development on prior accident years was a net unfavorable $8 million for 2024 and a net favorable $11 million for 2023. The net unfavorable amount for 2024 was primarily for accident years 2021 and prior and was due primarily to higher-than-anticipated loss emergence on known claims.

We believe the loss and loss expense reserves for our excess and surplus lines business are adequate. The amount of outstanding reserves for our excess and surplus lines operation can be seen in a table in Liquidity and Capital Resources, Property Casualty Loss and Loss Expense Obligations and Reserves. One indication of how long it takes for most of the outstanding reserves to be settled is to measure outstanding reserves by accident year at different points in time, using Item 8, Note 4 of the Consolidated Financial Statements. For example, for accident years 2017, 2016 and 2015, in aggregate, after subtracting cumulative paid amounts from incurred amounts at December 31, 2017, reserves for estimated unpaid losses, plus the portion of loss expenses known as ALAE, equaled $203 million. For those same accident years, at December 31, 2024, the reserve estimate for the remaining unpaid amount equaled $18 million. As discussed in Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, stable paid and reported loss patterns are a key assumption used to make projections necessary for estimating IBNR reserves. The inherent uncertainty in estimating reserves is discussed in Liquidity and Capital Resources, Property Casualty Insurance Loss and Loss Expense Obligations and Reserves. Development trends by accident year are further discussed in Property Casualty Insurance Development of Estimated Reserves by Accident Year.

Excess and Surplus Lines Insurance Losses by Size

(Dollars in millions, net of reinsurance)	Years ended December 31,			2024-2023	2023-2022
	2024	2023	2022	Change %	Change %
Current accident year losses greater than $5,000,000	$—	$—	$—	nm	nm
Current accident year losses $2,000,000-$5,000,000	4	—	2	nm	(100)
Large loss prior accident year reserve development	—	(2)	—	100	nm
Total large losses incurred	4	(2)	2	nm	nm
Losses incurred but not reported	87	79	68	10	16
Other losses excluding catastrophe losses	189	170	153	11	11
Catastrophe losses	8	3	4	167	(25)
Total losses incurred	$288	$250	$227	15	10

Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Current accident year losses greater than $5,000,000	0.0%	0.0%	0.0%	0.0	0.0
Current accident year losses $2,000,000-$5,000,000	0.7	0.0	0.4	0.7	(0.4)
Large loss prior accident year reserve development	0.0	(0.3)	0.0	0.3	(0.3)
Total large loss ratio	0.7	(0.3)	0.4	1.0	(0.7)
Losses incurred but not reported	14.2	14.6	14.0	(0.4)	0.6
Other losses excluding catastrophe losses	30.8	31.3	31.6	(0.5)	(0.3)
Catastrophe losses	1.2	0.5	0.8	0.7	(0.3)
Total loss ratio	46.9%	46.1%	46.8%	0.8	(0.7)

In 2024, total large losses increased by $6 million, net of reinsurance. The ratio for 2024 large losses as a percent of earned premiums increased by 1.0 percentage points, compared with 2023. That ratio for 2023 decreased by 0.7 points, compared with 2022. Our analysis indicated no unexpected concentration of these losses and reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. We believe the inherent volatility of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the volatility in addition to general inflationary trends in loss costs.

Cincinnati Financial Corporation - 2024 10-K - Page 79

Excess and Surplus Lines Insurance Underwriting Expenses

(Dollars in millions)	Years ended December 31,			2024-2023	2023-2022
	2024	2023	2022	Change %	Change %
Commission expenses	$107	$93	$81	15	15
Other underwriting expenses	60	48	43	25	12
Total underwriting expenses	$167	$141	$124	18	14
Ratios as a percent of earned premiums:				Pt. Change	Pt. Change
Commission expenses	17.4%	17.1%	16.7%	0.3	0.4
Other underwriting expenses	9.7	9.0	8.9	0.7	0.1
Total underwriting expenses ratio	27.1%	26.1%	25.6%	1.0	0.5

Excess and surplus lines commission expense as a percent of earned premiums for 2024 increased compared with 2023, primarily from an increase in the ratio for profit-sharing commissions for agencies. The ratio for 2023 increased compared with 2022, including increases in the ratios for reinsurance commissions and profit-sharing commissions for agencies. The ratio for other underwriting expenses increased in 2024 largely due to increases in employee-related expenses. The ratio for other underwriting expenses increased slightly in 2023. The three-year period ending in 2024 also reflected ongoing expense management efforts and changes in the pace of premium growth.

Excess and Surplus Lines Insurance Outlook
The excess and surplus lines market is expected to see the magnitude of rate increases moderate for property-driven risks, except for catastrophe exposures, according to industry publications. For casualty-driven risks, premium rates in the foreseeable future are expected to be firm, primarily driven by social inflation and litigation funding impacts. New business opportunities are expected to increase as standard market insurance companies continue to re-underwrite business they previously took from the excess and surplus lines market and as larger excess and surplus lines companies re-underwrite their business with an emphasis on underwriting profitability.

Industry reports continue to suggest that there are opportunities for profitability and growth through greater use of technology. Technology and data are also being used by excess and surplus lines insurance companies to identify new exposures in emerging businesses that need insurance protection or other value-added services. We have implemented artificial intelligence technology that has reduced data entry time and improved the quality of our data analytics and expect ongoing benefits in the future.

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

Cincinnati Financial Corporation - 2024 10-K - Page 80

Life Insurance Results

Overview – Three-Year Highlights

(Dollars in millions)	Years ended December 31,			2024-2023	2023-2022
	2024	2023	2022	Change %	Change %
Earned premiums	$321	$313	$301	3	4
Fee revenues	5	10	4	(50)	150
Total revenues	326	323	305	1	6
Contract holders' benefits incurred	301	316	303	(5)	4
Investment interest credited to contract holders	(125)	(121)	(109)	(3)	(11)
Underwriting expenses incurred	93	87	84	7	4
Total benefits and expenses	269	282	278	(5)	1
Life insurance segment profit	$57	$41	$27	39	52

Performance highlights for the life insurance segment include:
•Revenues – Earned premiums increased 3% for the year 2024, as shown in the table below that includes details by major line of business. Our largest life insurance product line, term life insurance, rose 3%. Net in-force policy face amounts rose 2% to $84.245 billion at year-end 2024 from $82.361 billion at year-end 2023 and $80.482 billion at year-end 2022.
•Profitability – Our life insurance segment typically reports a smaller profit compared with the life insurance subsidiary because profits from investment income spreads are included in our investments segment results. We include only investment income credited to contract holders (including interest assumed in life insurance policy reserve calculations) in life insurance segment results. A profit of $57 million for our life insurance segment in 2024, compared with $41 million in 2023, was primarily due to more favorable unlocking of interest rate and other actuarial adjustments and more favorable mortality experience. A profit of $41 million in 2023 compared with $27 million in 2022 was primarily due to increased earned premiums and fee revenues along with favorable mortality experience.

Earned premiums increased $8 million in 2024, primarily due to a $6 million increase in term life insurance earned premiums, as shown in the table below.

(Dollars in millions)	Years ended December 31,			2024-2023	2023-2022
	2024	2023	2022	Change %	Change %
Term life insurance	$233	$227	$220	3	3
Whole life insurance	52	50	46	4	9
Universal life and other	36	36	35	0	3
Net earned premiums	$321	$313	$301	3	4

Products we market include term, whole and universal life insurance and also fixed annuities. In addition, we offer term and whole life insurance to employees at their worksite. These products provide our property casualty agency force with excellent cross-serving opportunities for both commercial and personal accounts.

Over the past several years, we have worked to maintain a portfolio of simple, yet competitive, products. Our product development efforts emphasize death benefit protection and guarantees. Distribution expansion within our property casualty insurance agencies remains a high priority. Our 37 life field marketing representatives work in partnership with our property casualty field marketing representatives. Approximately 60% of our term and other life insurance product premiums were generated through our property casualty insurance agency relationships.

Life insurance segment expenses consist principally of:
•Contract holders’ benefits incurred, related to traditional life and interest-sensitive products, accounted for 76.4% of 2024 total benefits and expenses (inclusive of investment interest credited to contract holders) compared with 78.4% in 2023 and 78.3% in 2022. Total contract holders’ benefits decreased in 2024, compared with 2023, largely due to more favorable impacts from the unlocking of interest rate and other actuarial assumptions. Total
Cincinnati Financial Corporation - 2024 10-K - Page 81

contract holder benefits increased slightly in 2023, compared with 2022, largely due to less favorable impacts from the unlocking of interest rate and other actuarial assumptions. Mortality experience was more favorable in 2024, compared with 2023, and net death claims were below our mortality projections.
•Underwriting expenses incurred, net of deferred acquisition costs, accounted for 23.6% of 2024 total benefits and expenses (inclusive of investment interest credited to contract holders) compared with 21.6% in 2023 and 21.7% in 2022. Expenses in 2024 increased 7%, compared with 3% growth in earned premiums. Expenses in 2023 increased 4%, compared with 4% growth in earned premiums. The 2024 increase in underwriting expenses, compared with the same period a year ago, was largely due to higher general insurance expense levels and increased amortization of deferred policy acquisition costs. The 2023 increase in underwriting expenses was largely due to the same factors that impacted the 2024 increase.

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

We recognize that assets under management, capital appreciation and investment income are integral to evaluation of the success of the life insurance segment because of the long duration of life products. On a basis that includes investment income and investment gains or losses from life insurance-related invested assets, our life insurance subsidiary reported net income of $91 million in 2024, compared with $75 million in 2023 and $65 million in 2022. The life insurance subsidiary portfolio had after-tax net investment losses of $6 million in 2024 compared with $7 million in 2023 and $2 million in 2022. Investment gains and losses are discussed under Investments Results. We exclude most of our life insurance company investment income from investments segment results.

Life Insurance Outlook
We believe the life insurance market remains attractive. Life insurance ownership remains low compared to historical levels. While people like to research life insurance online, we believe they prefer to speak to a professional agent before making a purchase. Our strong agency relationships and expanding base of agencies gives us a competitive edge in satisfying the life insurance needs that exist for so many Americans.

Artificial intelligence and improved computing power will continue to allow us to improve our efficiency in writing new business and servicing it. Underwriting in particular will continue to evolve as we work to prudently adopt new, and refine existing models, to evaluate mortality risk without requiring invasive and time intensive traditional medical exams. We believe this improved buying experience will encourage more of our agencies to offer a life insurance product to their property casualty customers.

Within the life insurance market, we view the voluntary life space as particularly attractive. With our large commercial lines presence, our agencies have tremendous opportunities to serve the employees of these businesses with a simple, voluntary life product. We are enhancing our ability to enroll this business and service it more efficiently, including hiring dedicated associates to augment our agencies’ ability to conduct the enrollments. These accounts often lead to business life insurance opportunities that are designed to ensure the viability of the businesses in the event of a death of a key employee or business owner.

Cincinnati Financial Corporation - 2024 10-K - Page 82

Investments Results

Overview – Three-Year Highlights
Investments Results

(Dollars in millions)	Years ended December 31,			2024-2023	2023-2022
	2024	2023	2022	Change %	Change %
Total investment income, net of expenses	$1,025	$894	$781	15	14
Investment interest credited to contract holders	(125)	(121)	(109)	(3)	(11)
Investment gains and losses, net	1,391	1,127	(1,467)	23	nm
Investments profit (loss), pretax	$2,291	$1,900	$(795)	21	nm

The investments segment contributes investment income and investments gains and losses to results of operations. Investment income is generally our primary source of pretax and after-tax profits.
•Investment income – Pretax investment income grew $131 million, or 15%, in 2024, due to increases from both interest income and dividends. Interest income grew 22% in 2024, compared with 2023, as net purchases of fixed-maturity securities in recent years and higher average yields for bonds are working to generally offset effects of the low interest rate environment for several years prior to 2022. Dividend income grew less than 1% in 2024, compared with 2023. Dividend rates generally have increased, although more slowly than in prior years. Minor asset allocation adjustments in our equity portfolio, including larger than usual net sales of equity securities during the second half of 2024, unfavorably affected dividend income. Pretax investment income rose 14% in 2023, including increases in interest and dividend income. Average yields in the investment income table below are based on the average invested asset and cash amounts indicated in the table using fixed-maturity securities valued at amortized cost and all other securities at fair value.
•Investment gains and losses – We reported an investment gain in 2024 and 2023, primarily due to favorable changes in fair values of equity securities even though we continue to hold the securities or as otherwise required by GAAP. We reported an investment loss in 2022, due to unfavorable changes in fair values of equity securities.

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

Cincinnati Financial Corporation - 2024 10-K - Page 83

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

Total investment return of 9.3% in 2024 was lower than the 9.9% return in 2023. The 2024 contribution from the investment income component was enhanced by the net favorable effect of the investment gains and losses components. Comparing contributions for 2024 with 2023, investment income rose $131 million, investment gains increased by $264 million and the invested assets net change in unrealized gains and losses decreased by $260 million. The base component of the return calculation, annual average invested assets, was up 13% in 2024. For 2023 compared with 2022, total investment return of 9.9% in 2023 was significantly more than the negative 9.2% return in 2022, as the 2023 contribution from the investment income component was enhanced by the net favorable effect of the investment gains and losses components. The base component of the return calculation, annual average invested assets, decreased 8% in 2023.

(Dollars in millions)	Years ended December 31,			2024-2023	2023-2022
	2024	2023	2022	Change %	Change %
Invested assets beginning balance:
Fixed maturities	$13,791	$12,132	$13,022	14	(7)
Equity securities	10,989	9,841	11,315	12	(13)
Other invested assets	577	452	329	28	37
Invested assets beginning balance	25,357	22,425	24,666	13	(9)
Average acquisitions (dispositions), net	875	779	472	12	65
Annual average invested assets	$26,232	$23,204	$25,138	13	(8)

Total investment return:
Investment income, net of expenses	$1,025	$894	$781	15	14
Investment gains and losses, net	1,391	1,127	(1,467)	23	nm
Total invested assets change in unrealized gains and losses	17	277	(1,639)	(94)	nm
Total	$2,433	$2,298	$(2,325)	6	nm

Total return on invested assets, pretax	9.3%	9.9%	(9.2)%

Cincinnati Financial Corporation - 2024 10-K - Page 84

Investment Income
The primary drivers of investment income are highlighted below, followed by additional details of our investment results.
•Interest income increased by $133 million, or 22%, in 2024, compared with 2023. The average fixed-maturity pretax yield increased by 28 basis points in addition to a larger fixed-maturity portfolio that rose 15% on an average amortized cost basis. Interest income in 2023 increased by $90 million, compared with 2022, when that yield increased by 34 basis points while the portfolio rose 8% on an amortized cost basis.
•Dividend income rose $1 million, or less than 1%, in 2024. The increase includes dividend rates that generally have increased, although more slowly than in prior years. Minor asset allocation adjustments in our equity portfolio, including larger than usual net sales of equity securities during the second half of 2024, unfavorably affected dividend income. Dividend income rose $7 million, or 3%, in 2023 reflecting dividend rates that generally increased, minor asset allocations and an increase in funds invested in that portfolio.

(Dollars in millions)	Years ended December 31,			2024-2023	2023-2022
	2024	2023	2022	Change %	Change %
Investment income:
Interest	$733	$600	$510	22	18
Dividends	283	282	275	0	3
Other	25	25	11	0	127
Less investment expenses	16	13	15	23	(13)
Investment income, pretax	1,025	894	781	15	14
Less income taxes	172	145	123	19	18
Total investment income, after-tax	$853	$749	$658	14	14

Investment returns:
Average invested assets plus cash and cash equivalents	$28,374	$25,685	$24,775
Average yield pretax	3.61%	3.48%	3.15%
Average yield after-tax	3.01	2.92	2.66
Effective tax rate	16.8	16.2	15.8

Fixed-maturity returns:
Average amortized cost	$15,697	$13,670	$12,605
Average yield pretax	4.67%	4.39%	4.05%
Average yield after-tax	3.83	3.62	3.35
Effective tax rate	18.0	17.5	17.1

In 2024, we continued to invest available cash flow in both fixed income and equity securities in a manner that we believe balances current income needs with longer-term invested asset growth goals. As bonds in our generally laddered portfolio mature or are called over the near term, we reinvest with a balanced approach, keeping in mind our long-term strategy and pursuing attractive risk-adjusted after-tax yields. While our bond portfolio more than covers our insurance reserve liabilities, we believe our diversified common stock portfolio of mainly blue chip, dividend-paying companies represents one of our best investment opportunities for the long term. We continually perform fundamental analysis of both industry and company-specific opportunities as well as the potential impact from changes in the interest rate environment and the potential for elevated inflation.

Cincinnati Financial Corporation - 2024 10-K - Page 85

The table below summarizes pretax yield to amortized costs excluding any book value adjustments due to impairment for bonds in our fixed-maturity portfolio by various maturity periods.

At December 31, 2024	% Yield	Principal redemptions
Fixed-maturity yield profile:
Expected to mature during 2025	4.53%	$1,238
Expected to mature during 2026	5.02	1,233
Expected to mature during 2027	5.23	953
Average yield and total expected redemptions from 2025 through 2027	4.90	$3,424

The average pretax yield of 5.66% for fixed-maturity securities acquired during 2024, shown in the table below, was higher than the 5.06% average yield-to-amortized cost of the fixed-maturity securities portfolio at the end of 2024.

	Years ended December 31,
	2024	2023
Average pretax yield-to-amortized cost on new fixed maturities:
Acquired taxable fixed maturities	5.78%	6.36%
Acquired tax-exempt fixed maturities	4.15	4.29
Average total fixed maturities acquired	5.66	6.13

We discussed our portfolio strategies in Item 1, Investments Segment. We discuss risks related to our investment income and our fixed-maturity and equity investment portfolios in Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

Cincinnati Financial Corporation - 2024 10-K - Page 86

Total Investment Gains and Losses
Investment gains and losses are recognized on the sales of investments, for certain changes in fair values of securities even though we continue to hold the securities or as otherwise required by GAAP. The change in fair value for equity securities still held is reported in net income, as disclosed in Note 1, Summary of Significant Accounting Policies. Total investment gains and losses in 2024 included $1.275 billion of net gains from the recognition of fair value changes of equity securities still held that prior to 2018 would have been reported in other comprehensive income (OCI) instead of net income. Change in unrealized gains or losses for fixed-maturity securities are included as a component of OCI. Accounting requirements for the allowance for credit losses and impairment charges for write-downs of impaired securities in the fixed-maturity portfolio are disclosed in Item 8, Note 1, Summary of Significant Accounting Policies. The factors we consider when evaluating impairments are also discussed in Critical Accounting Estimates, Asset Impairment.
The timing of gains or losses from sales can have a material effect on results in any given period. However, such gains or losses usually have little, if any, effect on total shareholders’ equity because most equity and fixed-maturity investments are carried at fair value.

As appropriate, we buy, hold or sell both fixed-maturity and equity securities on an ongoing basis to help achieve our portfolio objectives. We generally purchase fixed-maturity securities with the intention to hold until maturity. If they no longer meet our investment criteria, they are divested. Sales of fixed-maturity securities are usually due to a change in credit fundamentals. Pretax total investment gains in 2024 and 2023 were largely due to favorable changes in fair values of equity securities, even though we continue to hold the securities, as shown in the table below. In 2022, the pretax total investment loss was due to unfavorable changes in fair values of equity securities and a net unfavorable change in unrealized gains or losses for fixed-maturity securities. Additional information about investment gains or losses is included in Item 8, Note 2 of the Consolidated Financial Statements.

The table below summarizes total investment gains and losses, before taxes.

(Dollars in millions)	Years ended December 31,
	2024	2023	2022
Investment gains and losses
Equity securities:
Investment gains and losses on securities sold, net	$181	$(17)	$16
Unrealized gains and losses on securities still held, net	1,275	1,168	(1,526)
Subtotal	1,456	1,151	(1,510)
Fixed-maturity securities:
Gross realized gains	5	4	6
Gross realized losses	(95)	(5)	(4)
Change in allowance for credit losses, net	(26)	(17)	—
Write-down of impaired securities	—	(4)	(5)
Subtotal	(116)	(22)	(3)
Other	51	(2)	46
Total investment gains and losses reported in net income	$1,391	$1,127	$(1,467)
Change in unrealized investment gains and losses reported in OCI
Fixed-maturity securities	17	277	(1,639)
Total	$1,408	$1,404	$(3,106)

Cincinnati Financial Corporation - 2024 10-K - Page 87

Write-downs of impaired securities from the investment portfolio by the asset classes we described in Item 1, Our Segments, Investments Segment, are summarized below:

(Dollars in millions)	Years ended December 31,
	2024	2023	2022
Taxable fixed maturities:
Impairment amount	$—	$4	$5
New amortized cost	$—	$—	$8
Percent to total amortized cost owned	—%	—%	—%
Number of impaired securities written down		1	2
Percent to number of securities owned	—%	—%	—%

Tax-exempt fixed maturities:
Impairment amount	$—	$—	$—
New amortized cost	$—	$—	$1
Percent to total amortized cost owned	—%	—%	—%
Number of impaired securities written down	—	—	1
Percent to number of securities owned	—%	—%	—%

Totals:
Impairment amount	$—	$4	$5
New amortized cost	$—	$—	$9
Percent to total amortized cost owned	—%	—%	—%
Number of impaired securities written down	—	1	3
Percent to number of securities owned	—%	—%	—%

Additional details regarding write-downs of impaired securities from the investment portfolio are summarized below:

(Dollars in millions)	Years ended December 31,
	2024	2023	2022
Fixed maturities:
Real estate	$—	$4	$5
Total fixed maturities	$—	$4	$5

Cincinnati Financial Corporation - 2024 10-K - Page 88

Investments Outlook
Federal Reserve inaction due to inconsistent inflation data points led to volatile interest rate levels over the course of 2024. With data seeming to indicate inflation was under control, the Federal Reserve pivoted and began its rate cutting program in late September.

With yields at highs not seen in years, we focused our purchase activity on fixed-maturity securities and diverted new money away from equity securities as the S&P 500 Index return in 2024 exceeded 20% for the second consecutive year. We benefited from our ongoing equity exposure but repositioned the portfolio to take advantage of the strength in stocks and the yields in the bond market.

Our investment portfolio is well-positioned to pursue market opportunities that present themselves in 2025. If yields remain high, we are ready to continue emphasizing bond purchases. If the stock market retrenches, we are prepared to take advantage of value opportunities, maintaining our longer-term approach of seeking both growth of investment income and portfolio appreciation. We discuss our portfolio strategies in Item 1, Our Segments, Investments Segment.

Cincinnati Financial Corporation - 2024 10-K - Page 89

Other
Total revenues in 2024 and 2023 for our Other operations increased, compared with the respective prior-year periods, primarily due to higher earned premiums from Cincinnati Re and Cincinnati Global in total. Other also includes noninvestment operations of the parent company and its commercial leasing and financial services subsidiary, CFC Investment Company. Total expenses for Other increased in 2024 but decreased in 2023, with the change for both years primarily due to losses and loss expenses and underwriting expenses from Cincinnati Re and Cincinnati Global.

Other income or loss in the table below represents profit or losses before income taxes. For 2024 and 2023, Other income was driven by underwriting profit for Cincinnati Re and Cincinnati Global. For 2022, Other loss was largely driven by interest expense from debt of the parent company. Net results for the combination of Cincinnati Re and Cincinnati Global were an underwriting profit of $158 million in 2024, $183 million in 2023 and $36 million in 2022.

Cincinnati Re represented 68% of Other earned premiums in 2024 and 54% of underwriting profit. Earned premiums in 2024, compared with 2023, grew 8%. The mix of 2024 earned premiums for Cincinnati Re by primary type of insured exposures included 43% for casualty, 40% for property and 17% for specialty. Cincinnati Re in total generated an underwriting profit of $86 million in 2024, $118 million in 2023 and $13 million in 2022.

Cincinnati Global represented 32% of Other earned premiums in 2024 and 46% of underwriting profit. In 2024, earned premiums rose 2%, compared with 2023. Underwriting profit for Cincinnati Global was $72 million in 2024, $65 million in 2023 and $23 million in 2022.

(Dollars in millions)	Years ended December 31,			2024-2023	2023-2022
	2024	2023	2022	Change %	Change %
Interest and fees on loans and leases	$9	$8	$7	13	14
Earned premiums	844	795	726	6	10
Other revenues	6	5	3	20	67
Total revenues	859	808	736	6	10
Interest expense	53	54	53	(2)	2
Loss and loss expenses	435	379	474	15	(20)
Underwriting expenses	251	233	216	8	8
Operating expenses	32	25	23	28	9
Total expenses	771	691	766	12	(10)
Other income (loss)	$88	$117	$(30)	(25)	nm

Cincinnati Financial Corporation - 2024 10-K - Page 90

Taxes
We had a $566 million income tax expense in 2024, compared with $433 million in 2023 and an income tax benefit of $207 million in 2022. The corporate effective tax rate for 2024 was 19.8% compared with 19.0% in 2023 and 29.8% in 2022.

The changes in our effective tax rate between periods were primarily due to large changes in our net investment gains and losses included in income for the periods, and changes in underwriting income and investment income.

Our effective tax rate includes impacts from Cincinnati Global’s operations in the United Kingdom. The United Kingdom is one of several global jurisdictions that have enacted laws consistent with The Organisation for Economic Co-operation and Development (OECD) “Pillar Two” model rules aimed at imposing a global minimum tax rate of 15 percent. The UK’s Pillar Two laws, generally effective as of January 1, 2024, did not have a material impact on our effective tax rate in 2024.

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

Cincinnati Financial Corporation - 2024 10-K - Page 91

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

Parent Company Liquidity
At December 31, 2024, the parent company had $5.203 billion in cash and marketable securities, providing strong liquidity to fund cash outflows, as needed. The parent company’s primary sources of cash inflows are dividends from our lead insurance subsidiary, investment income and sale proceeds from investments. The parent company’s cash outflows are primarily interest and principal payments on long- and short-term debt, dividends to shareholders, common stock repurchases, and general operating expenses. To support our shareholders' dividend payment, we could use subsidiary dividends, our line of credit or sell a portion of our marketable securities.

The table below shows a summary, by the direct cash flow method, of the major sources and uses of cash flow of the parent company.

(Dollars in millions)	Years ended December 31,
	2024	2023	2022
Sources of liquidity:
Subsidiary dividends received	$300	$526	$729
Investment income received	121	107	99
Proceeds from stock options exercised	10	9	10
Uses of liquidity:
Shareholders' dividend payments	$490	$454	$423
Share repurchases	126	67	410
Debt interest payments	52	52	53

Use of liquidity for share repurchases are discretionary depending on cash availability and capital management decisions. In addition, the subsidiaries have the discretion to pay dividends to the parent company. Cincinnati Global is required to maintain certain capital funding requirements with Lloyd’s, which the parent company may deposit on its behalf. These funding requirements may fluctuate based on the profitability of Cincinnati Global and syndicate solvency capital requirements as set by Lloyd's, which may result in additional contributions to or return of funds on deposit. Other than share repurchases and funding at Lloyd's, the majority of expenditures for the parent company have been consistent during the last three years, and we expect future expenditures to remain stable.

Cincinnati Financial Corporation - 2024 10-K - Page 92

Insurance Subsidiary Liquidity
The parent company’s lead insurance subsidiary largely represents the operations of the property casualty segments. The primary sources of cash inflows are collection of premiums, investment income, maturity of fixed-income securities and sale proceeds from investments. Property casualty insurance premiums generally are received before losses are paid under the policies purchased with those premiums. Cash outflows are primarily loss and loss expenses, commissions, salaries, taxes, operating expenses and investment purchases. Over the three-year period ended December 31, 2024, premium receipts and investment income have been more than sufficient to pay claims and operating expenses. Excess cash flows were partially used to pay dividends to the parent company. We are not aware of any known trends that would materially change historical cash flow results, other than fluctuations in catastrophe claims and other large losses, either individually or in aggregate.

The table below shows a summary of operating cash flow for property casualty insurance (direct method). Historically, annual variation in operating cash flow has been largely related to changes in amounts of catastrophe losses.

(Dollars in millions)	Years ended December 31,
	2024	2023	2022
Premiums collected	$8,895	$7,785	$7,054
Loss and loss expenses paid	(4,381)	(4,276)	(3,687)
Commissions and other underwriting expenses paid	(2,607)	(2,287)	(2,132)
Cash flow from underwriting	1,907	1,222	1,235
Investment income received	714	609	529
Cash flow from operations	$2,621	$1,831	$1,764

Other Sources of Liquidity
Cash in excess of operating requirements is invested in fixed-maturity and equity securities. Cash generated from investment income provides an important investment contribution to cash flow and liquidity. The sale of investments could provide an additional source of liquidity at either the parent company or insurance subsidiary level, if required. In addition to possible sales of investments, proceeds of calls or maturities of fixed-maturity securities also can provide liquidity. During the five-year period beginning in 2025, fair value of $5.244 billion, or 31.8%, of our fixed-maturity and short-term portfolio is scheduled to mature. At December 31, 2024, we had $10.836 billion of common stock securities, with $4.563 billion, or 42%, held by the parent company.

Financial resources of the parent company also could be made available to our insurance subsidiaries, if circumstances required it. This flexibility would include our ability to access the capital markets and short-term bank borrowings. We generally have minimized our reliance on debt financing, although we may use the line of credit to fund short-term cash needs.

Cincinnati Financial Corporation - 2024 10-K - Page 93

Long-Term Debt
We provide details of our three long-term notes in Item 8, Note 8 of the Consolidated Financial Statements. None of the notes are encumbered by rating triggers. The total principal amount of our long-term debt at December 31, 2024, was $793 million and included:
•$28 million aggregate principal amount of 6.900% senior debentures due 2028.
•$391 million aggregate principal amount of 6.920% senior debentures due 2028.
•$374 million aggregate principal amount of 6.125% senior debentures due 2034.

The company’s senior debt is rated investment grade by four independent rating agencies. None of the rating agencies made changes to our debt ratings in 2024. At February 21, 2025, our debt ratings from the rating agencies were: a from A.M. Best, A- from Fitch, A3 from Moody’s and BBB+ from S&P.

Note Payable
At December 31, 2024, we had a $300 million line of credit with commercial banks, with $25 million borrowed at both December 31, 2024 and 2023. That unsecured revolving line of credit has an accordion feature giving us the option to double the $300 million amount, under the same terms and conditions. Terms and conditions of the agreement include a debt-to-total capital maximum of 35% and the agreement has no net worth covenant. It was due to expire on February 4, 2024, with the option of two one-year extensions. We exercised both one-year options to extend the term of the line of credit by two additional years to February 4, 2026.

At year-end 2024, we were in compliance with all covenants under the credit agreement and believe we will remain in compliance. The credit agreement provides alternative interest charges based on the type of borrowing and our debt rating. On March 23, 2023, we amended our line of credit agreement to replace LIBOR with the Secured Overnight Financing Rate (SOFR) plus a credit spread adjustment.

Capital Resources
Capital resources, consisting of shareholders’ equity and total debt, represent our overall financial strength to support current obligations and growth in our insurance businesses. At December 31, 2024, we had total capital of $14.750 billion. Shareholders’ equity was $13.935 billion, an increase of $1.837 billion, or 15%, from the prior year. Our total debt was $815 million, unchanged from a year ago. We seek to maintain a solid financial position and provide capital flexibility by keeping our ratio of debt to total capital moderate. At year-end 2024, the ratio was 5.5%, compared with 6.3% at year-end 2023.

At times we enter into letter of credit agreements to support our Cincinnati Re and Cincinnati Global operations. On December 23, 2024, we entered into a reimbursement agreement to allow for issuances of letters of credit necessary for the operations of Cincinnati Re, not to exceed $25 million. No amounts were drawn at December 31, 2024. We had an unsecured letter of credit agreement of $94 million to provide a portion of the capital needed to support Cincinnati Global's obligations at Lloyd's, with no amounts drawn at December 31, 2023. On September 12, 2024, we terminated our unsecured letter of credit agreement and replaced the letter of credit agreement with common equities, bringing total common equities held in Lloyd's trust accounts to $216 million, at December 31, 2024.

At the discretion of the board of directors, the company can return capital directly to shareholders as discussed below.
•Dividends to shareholders – The ability of our company to continue paying cash dividends is subject to factors the board of directors deems relevant. While the board and management believe there is merit to sustaining the company’s long record of dividend increases, our first priority is the company’s financial strength. Over the past 10 years, the company has paid an average of 29% of net income as dividends. Through 2024, the board had increased our cash dividend for 64 consecutive years. The board's decision in January 2025 to increase the dividend demonstrated confidence in the company’s strong capital, liquidity, financial flexibility and initiatives to grow earnings.
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
Cincinnati Financial Corporation - 2024 10-K - Page 94

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

Obligations
We pay obligations to customers, suppliers and associates in the normal course of our business operations. Some are contractual obligations that define the amount, circumstances and/or timing of payments. We have other commitments for business expenditures; such as $188 million we expect to fund for our private equity and real estate investments, however, the amount, circumstances and/or timing of our other commitments are not dictated by contractual arrangements.

Contractual Obligations
At December 31, 2024, we estimated our significant future contractual obligations as follows:

(Dollars in millions)	Year	Years	There-
Payment due by period	2025	2026-2029	after	Total
Gross property casualty loss and loss expense payments	$3,287	$5,171	$1,479	$9,937
Gross life policyholder obligations	133	466	5,371	5,970
Long-term debt	—	419	374	793
Interest on long-term debt	52	164	103	319
Profit-sharing commissions	221	—	—	221
Other liabilities	132	50	2	184
Total	$3,825	$6,270	$7,329	$17,424

Liquidity and Capital Resources Outlook
At December 31, 2024, we had $983 million in cash and cash equivalents. During 2025, our lead insurance subsidiary may pay a maximum of $1.245 billion in dividends to our parent company without regulatory approval. That strong liquidity and our consistent cash flows give us the flexibility to meet current obligations and commitments while building value by prudently investing where we see potential for both current income and long-term return. Our cash and cash equivalents provide adequate financial cushion when short-term operating results do not meet our objectives.

A long-term perspective governs our liquidity and capital resources decisions, with the goal of benefiting our policyholders, agents, shareholders and associates over time. Our underwriting philosophy and initiatives can drive performance to achieve underwriting profit. Our GAAP combined ratio averaged 94.6% over the five-year period 2020 through 2024, resulting in strong underwriting profits.

In any year, we consider the most likely source of pressure on liquidity would be an unusually high level of catastrophe loss payments within a short period of time. There could be additional obligations for our insurance operations due to increasing severity or frequency of noncatastrophe claims. To address the risk of unusually large insurance loss obligations, including catastrophe events, we maintain property casualty reinsurance contracts with highly rated reinsurers, as discussed under 2025 Reinsurance Ceded Programs. We also monitor the financial condition of our reinsurers because their insolvency could jeopardize a portion of our $523 million reinsurance recoverable asset at December 31, 2024. Parent-company liquidity could also be constrained by Ohio regulatory requirements that restrict the dividends insurance subsidiaries can pay.

Economic weakness also has the potential to affect our liquidity and capital resources in a number of different ways, including delinquent payments from agencies, defaults on interest payments by fixed-maturity holdings in our portfolio, dividend reductions by holdings in our equity portfolio or declines in the market value of holdings in our portfolio.

Cincinnati Financial Corporation - 2024 10-K - Page 95

Off-Balance-Sheet Arrangements
We do not use any special-purpose financing vehicles or have any undisclosed off-balance-sheet arrangements (as that term is defined in applicable SEC rules) that are reasonably likely to have a current or future material effect on the company’s financial condition, results of operation, liquidity, capital expenditures or capital resources.

Property Casualty Loss and Loss Expense Obligations and Reserves
Our estimate of future gross property casualty loss and loss expense payments of $9.937 billion is lower than loss and loss expense reserves of $10.003 billion reported on our balance sheet at December 31, 2024. The $66 million difference is due to certain life and health loss reserves. Reserving practices are discussed in Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves.

For the business lines in the commercial and personal lines insurance segments, and in total for the excess and surplus lines insurance segment and for other parts of our property casualty insurance operations, the following table details gross reserves among case, IBNR and loss expense reserves, net of salvage and subrogation. The $962 million increase in total gross reserves included an $8 million decrease in case loss reserves, a $788 million increase in IBNR loss reserves and a $182 million increase in loss expense reserves. The increase in total gross reserves included $335 million for our commercial casualty line of business, $177 million for excess and surplus lines and $168 million for Cincinnati Re.

Cincinnati Financial Corporation - 2024 10-K - Page 96

Property Casualty Gross Loss and Loss Expense Reserves

(Dollars in millions)	Loss reserves		Loss expense reserves	Total gross reserves
	Case reserves	IBNR reserves			Percent of total

At December 31, 2024
Commercial lines insurance:
Commercial casualty	$1,121	$1,498	$824	$3,443	34.7%
Commercial property	251	199	90	540	5.4
Commercial auto	423	355	159	937	9.4
Workers' compensation	389	564	89	1,042	10.5
Other commercial	159	45	137	341	3.4
Subtotal	2,343	2,661	1,299	6,303	63.4
Personal lines insurance:
Personal auto	260	106	100	466	4.7
Homeowner	244	134	88	466	4.7
Other personal	102	166	9	277	2.8
Subtotal	606	406	197	1,209	12.2
Excess and surplus lines	395	425	289	1,109	11.2
Cincinnati Re	191	880	8	1,079	10.8
Cincinnati Global	119	115	3	237	2.4
Total	$3,654	$4,487	$1,796	$9,937	100.0%

At December 31, 2023
Commercial lines insurance:
Commercial casualty	$1,111	$1,205	$792	$3,108	34.6%
Commercial property	362	116	81	559	6.3
Commercial auto	418	303	142	863	9.6
Workers' compensation	431	540	89	1,060	11.8
Other commercial	143	26	128	297	3.3
Subtotal	2,465	2,190	1,232	5,887	65.6
Personal lines insurance:
Personal auto	222	74	73	369	4.1
Homeowner	215	122	58	395	4.4
Other personal	101	119	6	226	2.5
Subtotal	538	315	137	990	11.0
Excess and surplus lines	360	336	236	932	10.4
Cincinnati Re	158	747	6	911	10.2
Cincinnati Global	141	111	3	255	2.8
Total	$3,662	$3,699	$1,614	$8,975	100.0%

Cincinnati Financial Corporation - 2024 10-K - Page 97

Asbestos and Environmental Loss and Loss Expense Reserves
We carried $119 million of net loss and loss expense reserves for asbestos and environmental claims at year-end 2024, compared with $98 million at year-end 2023. The asbestos and environmental claims amounts for each respective year constituted less than 2.0% of total net loss and loss expense reserves at these year-end dates.

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

Additionally, since 2002, we have revised policy terms where permitted by state regulation to limit our exposure to mold claims prospectively and further reduce our exposure to environmental claims generally. Finally, we have not engaged in any mergers or acquisitions through which such a liability could have been assumed. We continue to monitor our claims for evidence of material exposure to other mass tort classes, but we have found no such credible evidence to date.

Reserving data for asbestos and environmental claims has characteristics that limit the usefulness of the methods and models used to analyze loss and loss expense reserves for other claims. Specifically, asbestos and environmental loss and loss expenses for different accident years do not emerge independently of one another as loss development and Bornhuetter-Ferguson methods assume. In addition, asbestos and environmental loss and loss expense data available to date did not reflect a well-defined tail, greatly complicating the identification of an appropriate probabilistic trend family model. At year-end 2024, we used a weighted average of a paid survival ratio method and report year method to estimate reserves for IBNR asbestos and environmental claims. Our exposure to such claims is limited; we believe a weighted average of both methods produces a sufficient level of reserves.

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

Our estimates of gross property casualty loss and loss expense payments do not include reinsurance receivables or ceded losses. As discussed in 2025 Reinsurance Ceded Programs, we purchase reinsurance to mitigate our property casualty risk exposure. Ceded property casualty reinsurance unpaid receivables of $269 million at year-end 2024 are an offset to our gross property casualty loss and loss expense obligations. Our reinsurance program mitigates the liquidity risk of a single large loss or an unexpected rise in claim severity or frequency due to a catastrophic event. Reinsurance does not relieve us of our obligation to pay covered claims. The financial strength of our reinsurers is important because our ability to recover losses under our reinsurance agreements depends on the financial viability of the reinsurers.

We direct our associates to settle claims and pay losses as quickly as is practical, and we made $4.381 billion of net claim payments during 2024. At year-end 2024, total net property casualty reserves of $9.668 billion reflected $3.499 billion in unpaid amounts on reported claims (case reserves), $1.785 billion in loss expense reserves and $4.384 billion in estimates of claims that were incurred but had not yet been reported (IBNR). The specific amounts and timing of obligations related to case reserves and associated loss expenses are not set contractually. The amounts and timing of obligations for IBNR claims and related loss expenses are unknown. We discuss our methods of establishing loss and loss expense reserves and our belief that reserves are adequate in Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves.

Cincinnati Financial Corporation - 2024 10-K - Page 98

The historical pattern of using premium receipts for the payment of loss and loss expenses has enabled us to extend slightly the maturities of our investment portfolio beyond the estimated settlement date of the loss reserves. The effective duration of our consolidated property casualty fixed-maturity portfolio was 5.2 years at year-end 2024. By contrast, the duration of our loss and loss expense reserves was approximately 3.3 years. We believe this difference in duration does not affect our ability to meet current obligations because cash flow from operations is sufficient to meet these obligations. In addition, investment holdings could be sold, if necessary, to meet higher than anticipated loss and loss expenses.

Range of Reasonable Reserves
The company established a reasonably likely range for net loss and loss expense reserves of $8.948 billion to $9.816 billion at year-end 2024, with the company carrying net reserves of $9.668 billion. The range was $7.926 billion to $8.704 billion at year-end 2023, with the company carrying net reserves of $8.613 billion. Our loss and loss expense reserves are not discounted for the time-value of money, but we have reduced the reserves by an estimate of the amount of salvage and subrogation payments we expect to recover.

The low point of each year’s range corresponds to approximately one standard error below each year’s mean reserve estimate, while the high point corresponds to approximately one standard error above each year’s mean reserve estimate. We discussed management’s reasons for basing reasonably likely reserve ranges on standard errors in Critical Accounting Estimates, Reserve Estimate Variability.

The ranges reflect our assessment of the most likely unpaid loss and loss expenses at year-end 2024 and 2023. However, actual unpaid loss and loss expenses could nonetheless fall outside of the indicated ranges.

Management’s best estimate of total loss and loss expense reserves as of year-end 2024 and 2023 was consistent with the corresponding actuarial best estimate.

Cincinnati Financial Corporation - 2024 10-K - Page 99

Property Casualty Insurance Development of Estimated Reserves by Accident Year
The following table shows net reserve changes at year-end 2024, 2023 and 2022 by property casualty segment and accident year:

(Dollars in millions)	Commercial	Personal	E&S
	lines	lines	lines	Other	Totals
As of December 31, 2024
2023 accident year	$(217)	$(52)	$(57)	$(43)	$(369)
2022 accident year	(89)	6	5	15	(63)
2021 accident year	(5)	17	21	(38)	(5)
2020 accident year	24	1	14	(7)	32
2019 accident year	43	3	8	(2)	52
2018 accident year	25	1	6	2	34
2017 and prior accident years	81	(2)	11	(7)	83
(Favorable)/unfavorable	$(138)	$(26)	$8	$(80)	$(236)

As of December 31, 2023
2022 accident year	$(67)	$(45)	$(16)	$(9)	$(137)
2021 accident year	(29)	(5)	—	13	(21)
2020 accident year	(42)	(1)	(7)	(18)	(68)
2019 accident year	5	(3)	4	—	6
2018 accident year	(3)	(3)	(1)	(1)	(8)
2017 accident year	(6)	(5)	4	—	(7)
2016 and prior accident years	19	(2)	5	(2)	20
(Favorable)/unfavorable	$(123)	$(64)	$(11)	$(17)	$(215)

As of December 31, 2022
2021 accident year	$(59)	$(52)	$14	$1	$(96)
2020 accident year	(85)	(15)	(14)	(10)	(124)
2019 accident year	64	4	(2)	6	72
2018 accident year	26	2	(1)	(5)	22
2017 accident year	(5)	—	(2)	(3)	(10)
2016 accident year	(10)	(2)	(2)	(1)	(15)
2015 and prior accident years	(7)	2	(2)	(1)	(8)
(Favorable)/unfavorable	$(76)	$(61)	$(9)	$(13)	$(159)

Overall favorable development for consolidated property casualty reserves of $236 million in 2024 illustrated the potential for revisions inherent in estimating reserves, especially for long-tail lines such as commercial casualty and workers’ compensation. As noted in Critical Accounting Estimates, Key Assumptions Loss Reserving, our models predict that actual loss and loss expense emergence will differ from projections, and we do not attempt to monitor or identify such normal variations. The table in Property Casualty Loss and Loss Expense Obligations and Reserves shows reserves by segment and lines of business and the components of gross reserves among case, IBNR and loss expense reserves.

Cincinnati Financial Corporation - 2024 10-K - Page 100

Favorable reserve development was $83 million for our workers' compensation line of business, $74 million for our commercial property line of business and $54 million for our homeowner line of business, together accounting for approximately 89% of the overall total. Unfavorable, or adverse, reserve development included $26 million for our commercial casualty line of business. Drivers of significant reserve development typically reflect loss emergence on known claims that was more favorable or less favorable than previously anticipated for various lines of business and are discussed below.
•Commercial casualty – During 2024 and 2023, we experienced unfavorable development on prior accident years in aggregate, driven by general liability coverages. Loss emergence for general liability claims rose more than anticipated and reflected economic or other forms of inflation. Due to increased uncertainty regarding ultimate losses, we intend to remain prudent in reserving for estimated ultimate losses until longer-term loss cost trends become more clear. We continue to monitor activity for various commercial casualty coverages so we can detect changes in trends on a timely basis.
•Workers’ compensation – We experienced favorable reserve development again during 2024, for all prior accident years in aggregate, as claim frequencies continued to decline more than we expected. However, we continue to monitor this line of business closely, as a sudden increase in trend for future payments has a highly leveraged effect.
•Commercial auto – Ultimate losses developed favorably by small amounts during calendar years 2024 and 2023, for all prior accident years in aggregate. We believe inflation in recent years and reduced driving during the pandemic caused deviations from historical loss patterns. Due to increased uncertainty regarding ultimate losses, we intend to remain prudent in reserving for estimated ultimate losses until longer-term loss cost trends become more clear.
•Commercial property and homeowner – Loss emergence was less than anticipated for both 2024 and 2023. The majority of homeowner favorable reserve development for both years related to natural catastrophe events with inherently variable loss patterns. For commercial property, catastrophe events accounted for a significant portion, but less than half, of the favorable reserve development for both years.

For the excess and surplus lines insurance segment, the table showing reserves by segment and lines of business in Property Casualty Loss and Loss Expense Obligations and Reserves, shows the components of gross reserves among case, IBNR and loss expense reserves. Total gross reserves increased $177 million from year-end 2023, largely due to the increase in premiums and exposures for this segment, as we discussed in Excess and Surplus Lines Insurance Results. Net reserve development was an unfavorable $8 million during 2024, following favorable development of $11 million during 2023 and $9 million during 2022. Approximately 90% of our excess and surplus lines insurance premiums are for commercial casualty coverages. In 2024, loss emergence for claims rose more than anticipated and reflected economic or other forms of inflation, similar to our commercial casualty line of business. Unfavorable reserve development following a period of favorable development, or vice-versa, shown in the table above, illustrates the potential for revisions inherent in estimating reserves.

Cincinnati Financial Corporation - 2024 10-K - Page 101

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

Our estimates of gross life, annuity and disability obligations do not reflect net recoveries from reinsurance agreements. Ceded life reinsurance receivables were $207 million at year-end 2024. As discussed in 2025 Reinsurance Ceded Programs, we purchase reinsurance to mitigate our life insurance risk exposure. At year-end 2024, ceded death benefits represented approximately 32% of our total gross policy face amounts in force.

These estimated cash outflows are undiscounted with respect to interest. As a result, the sum of the cash outflows for all years of $5.971 billion (total of life insurance obligations) exceeds the liabilities recorded in life policy and investment contract reserves and separate accounts for future policy benefits and claims of $3.909 billion (total of life insurance policy reserves and separate account policy reserves). A significant portion of the difference can be attributed to the time value of money.

We have made significant assumptions to determine the estimated undiscounted cash flows of these policies and contracts that include mortality, morbidity, future lapse rates and interest crediting rates. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results.

Life Insurance Reserves
Gross life policy and investment contract reserves were $2.960 billion at year-end 2024, compared with $3.068 billion at year-end 2023. The decrease was primarily due to an increase in market value discount rates partially offset by continued growth in net in-force life insurance policy face amounts. We establish reserves for traditional life insurance policies based on certain cash flow assumptions including mortality, morbidity and lapse rates as well as a discount rate assumption. The cash flow assumptions are based on our current expectations and are reviewed annually to determine any necessary updates. These assumptions are also updated on an interim basis if evidence suggests that they should be revised. The discount rate assumption is based on upper-medium grade fixed-income instrument yields (market value discount rates) and is updated quarterly. We use both our own experience and industry experience adjusted for historical trends in arriving at our cash flow assumptions.

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

Cincinnati Financial Corporation - 2024 10-K - Page 102

Modeled Catastrophe Loss Exposure
A single large loss or an unexpected rise in claims severity or frequency due to a catastrophic event is a risk to the company's liquidity and financial strength. To control such losses, we limit marketing property casualty insurance in specific geographic areas and monitor our exposure in certain coastal regions. Examples of this include limiting our earthquake writings in the New Madrid region or leveraging more restrictive terms and conditions through the use of our excess and surplus company in higher risk areas for wildfire or hurricane. Loss exposures in these areas have been identified as a major contributor to our catastrophe probable maximum loss estimates. We also continually review aggregate exposures to large disasters and purchase reinsurance protection to cover these exposures. For business other than Cincinnati Re and Cincinnati Global, we use the Risk Management Solutions (RMS) and Verisk models to evaluate exposures to a once-in-a-100-year and a once-in-a-250-year event to help determine appropriate reinsurance coverage programs. In conjunction with these activities, we also continue to evaluate information provided by our reinsurance broker. Examples include deterministic modeling of probable maximum loss contribution from growth in new geographic territories.

To help determine appropriate reinsurance coverage for hurricane, earthquake and severe convective storm exposures, for business other than Cincinnati Re and Cincinnati Global we use the RMS and Verisk models to estimate the probable maximum loss from a single event or multiple events occurring in a one-year period. The models are proprietary in nature, and the vendors that provide them periodically update the models, sometimes resulting in significant changes to their estimate of probable maximum loss. As of the end of 2024, both models indicated that a hurricane event represents our largest amount of exposure to losses. The table below summarizes estimated probabilities and the corresponding probable maximum loss from a single hurricane event occurring in a one-year period and indicates the effect of such losses on consolidated shareholders’ equity at December 31, 2024. Net losses are net of reinsurance, estimated reinstatement premiums and income taxes, assuming a 21% federal tax rate, and assume our 2025 reinsurance programs apply.

According to these models, probable maximum loss estimates from a single hurricane event that combine the effects of property casualty insurance written on a direct basis by The Cincinnati Insurance Companies, the Cincinnati Re reinsurance portfolio and risks insured by Cincinnati Global include the following amounts, net of amounts recoverable through reinsurance ceded and also income taxes, and including the effects of estimated reinstatement premiums: $625 million for a once-in-a-100-year event and $949 million for a once-in-a-250-year event.

For business other than Cincinnati Re and Cincinnati Global:

(Dollars in millions)	RMS Model			Verisk Model
			Percent			Percent
	Gross	Net	of total	Gross	Net	of total
Probability at December 31, 2024	losses	losses	equity	losses	losses	equity
2.0% (1 in 50 year event)	$691	$285	2.0%	$709	$284	2.0%
1.0% (1 in 100 year event)	1,092	342	2.5	1,143	340	2.4
0.4% (1 in 250 year event)	1,797	609	4.4	1,774	580	4.2
0.2% (1 in 500 year event)	2,525	1,170	8.4	2,484	1,152	8.3

The modeled losses according to RMS in the table are based on its RiskLink version 24 catastrophe model and use a long-term storm catalog methodology. The modeled losses according to Verisk in the table are based on its Touchstone® version 10.0 catastrophe model and use a long-term methodology. The Verisk and RMS storm catalogs include decades of documented weather events used in simulations for probable maximum loss projections.

Based on treaties in effect at January 1, 2025, the largest loss exposure to us for Cincinnati Re is from natural catastrophe events. That exposure includes probable maximum loss estimates of the following amounts: $242 million for a once-in-a-100-year event and $321 million for a once-in-a-250-year event. Those effects are on a standalone basis and represent a single hurricane event and include the effects of income taxes, estimated reinstatement premiums and applicable reinsurance ceded, including any retrocessions for reinsurance assumed, and estimated reinstatement premiums. They are based on probable maximum loss estimates from the Verisk Touchstone version 10.0 catastrophe model.

Cincinnati Financial Corporation - 2024 10-K - Page 103

For Cincinnati Re:

(Dollars in millions)	Standalone Basis
		Percent
	Net	of total
Probability at December 31, 2024	losses	equity
1.0% (1 in 100 year event)	$242	1.7%
0.4% (1 in 250 year event)	321	2.3%

At January 1, 2025, the largest loss exposure to us for Cincinnati Global is from natural catastrophe events. Cincinnati Global's exposure from such events includes probable maximum loss estimates of the following amounts: $65 million for a once-in-a-100-year event and $79 million for a once-in-a-250-year event. Those effects are on a standalone basis and represent a single hurricane event and include the effects of income taxes, applicable reinsurance ceded and estimated reinstatement premiums. They are based on probable maximum loss estimates from the Verisk Touchstone version 10.0 catastrophe model.

For Cincinnati Global:

(Dollars in millions)	Standalone Basis
		Percent
	Net	of total
Probability at December 31, 2024	losses	equity
1.0% (1 in 100 year event)	$65	0.5%
0.4% (1 in 250 year event)	79	0.6%

Cincinnati Financial Corporation - 2024 10-K - Page 104

2025 Reinsurance Ceded Programs
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
For 2025, the primary participants on our standard market property and casualty per-risk and per-occurrence reinsurance ceded programs include Hannover Ruck SE, Munich Reinsurance America, Partner Reinsurance Company of the U.S., Transatlantic Reinsurance Company and Swiss Reinsurance America Corporation, all of which had A.M. Best insurer financial strength ratings of A (Excellent) or better as of December 31, 2024. Our property catastrophe program is subscribed through a broker by reinsurers from the U.S., Bermuda, London and the European markets. The largest participant in our property catastrophe program, representing approximately 16% of total participation, is the Lloyd's of London placement that features numerous syndicates. Some of the other reinsurers with large participation in the program include Partner Reinsurance Company Ltd., Mapfre Re, Lancashire Insurance Company Limited, Chubb Tempest Reinsurance Ltd. and Hamilton Re, Ltd.

The following table shows our five largest property casualty reinsurance receivable amounts by reinsurer at year-end 2024 and 2023. Michigan Catastrophic Claims Association is a mandatory nonprofit association which runs a reinsurance program funded by an annual premium assessment per vehicle. This assessment covers Michigan’s automobile no-fault policies, which provide unlimited lifetime coverage for medical expenses resulting from auto accidents. The A.M. Best insurer financial strength ratings as of the end of the two most recent years are also shown for each of those reinsurers that have an applicable rating.

(Dollars in millions)	2024		2023
Name of reinsurer	Total receivable	A.M. Best Rating	Total receivable	A.M. Best Rating
Munich Reinsurance America	$43	A+	$50	A+
Hartford Steam Boiler Inspection & Insurance Company	35	A++	35	A++
Hannover Ruck SE	35	A+	47	A+
Michigan Catastrophic Claims Association	30	NA	33	NA
Swiss Reinsurance America Corporation	29	A+	42	A+

Primary components of the 2025 property and casualty reinsurance program are summarized below. The premium estimates below occurred near the beginning of each respective year, when direct written premiums that were subject to applicable reinsurance treaties were also estimated.
•Property per risk treaty – The primary purpose of the property treaty is to provide capacity up to $50 million, adequate for the majority of the risks we write. It also includes protection for extra-contractual liability coverage losses. We retain the first $15 million of each loss. Losses between $15 million and $50 million are reinsured at 100%. The 2025 ceded premium estimate was $52 million, compared with $71 million for the 2024 estimate when we retained the first $10 million of each loss.
•Property excess treaty – We purchased a property reinsurance treaty that provides an additional $75 million in protection for certain property losses. This treaty, along with the property per risk treaty, provides a total of $125 million of protection. The 2025 ceded premium estimate was approximately $14 million, compared with $9 million for the 2024 estimate when the coverage amount was $50 million.
•Casualty per occurrence treaty – The casualty treaty provides capacity up to $25 million. Similar to the property treaty, it provides sufficient capacity to cover the vast majority of casualty accounts we insure and also includes protection for extra-contractual liability coverage losses. We retain the first $10 million of each loss. Losses between $10 million and $25 million are reinsured at 100%. The 2025 ceded premium estimate was $21 million, compared with $20 million for the 2024 estimate.
•Casualty excess treaty – We purchase a casualty reinsurance treaty that provides an additional $55 million in protection for certain casualty losses. This treaty, along with the casualty per occurrence treaty, provides a total of
Cincinnati Financial Corporation - 2024 10-K - Page 105

$80 million of protection for workers’ compensation, extra-contractual liability coverage and clash coverage losses, which would apply when a single occurrence involves multiple policyholders of The Cincinnati Insurance Companies or multiple coverages for one insured. The 2025 ceded premium estimate was approximately $5 million, compared with $4 million for the 2024 estimate when the coverage was $70 million.
•Property catastrophe treaty – To protect against catastrophic events such as wind and hail, wildfires, winter storms, hurricanes or earthquakes, we purchased property catastrophe reinsurance with a limit up to $1.500 billion. This treaty and our property and casualty treaties contain exclusions for communicable disease and cyber losses. Aggregation of losses into one event, sometimes referred to as an hours clause, varies by peril. For example, the general provision in this treaty is 168 hours, but it is 120 hours for a wind event and 96 hours for a riot or civil commotion event. Losses from the same occurrence can be aggregated into one limit over the hour period applicable to the peril causing the loss and applied to the treaty towards recovery. The treaty contains one reinstatement provision. The 2025 ceded premium estimate was $98 million, compared with $76 million for the 2024 estimate when the limit of coverage was $1.200 billion and we retained more risk for some of the layers described below. We retain the first $200 million of any loss, and a share of losses up to $1.500 billion. The percentage share we retain for each layer of coverage is indicated below:
◦56.3% of losses between $200 million and $300 million
◦25.0% of losses between $300 million and $400 million
◦12.5% of losses between $400 million and $600 million
◦12.5% of losses between $600 million and $800 million
◦12.5% of losses between $800 million and $1.000 billion
◦15.0% of losses between $1.000 billion and $1.300 billion
◦15.0% of losses between $1.300 billion and $1.450 billion
◦15.0% of losses between $1.450 billion and $1.500 billion
After reinsurance our maximum exposure to a catastrophic event that causes $1.500 billion in covered losses in 2025 would be $431 million, compared with retention of $748 million in 2024 for an event causing $1.500 billion in covered losses. The largest catastrophe loss event in our history prior to 2025 occurred during 2022 from a December 21-31 winter storm system that affected many states in the U.S. Our losses from that storm were estimated to be $247 million, before reinsurance, as of December 31, 2024. The second largest catastrophe loss event in our history occurred during 2011 from a May 20-27 storm system that included a tornado in Joplin, Missouri, and that also included significant losses from hail in the Dayton, Ohio, area. Our losses from that storm were estimated to be $226 million, before reinsurance, based on updated estimates as of December 31, 2017.

Individual risks with insured values in excess of $125 million, as identified in the policy, are handled through a different reinsurance mechanism. We typically reinsure commercial property coverage for individual risks with insured values between $125 million and $360 million under an automatic facultative agreement. For commercial property risks with property values exceeding $360 million, we negotiate the purchase of facultative coverage on an individual certificate basis. For casualty coverage on individual risks with limits exceeding $25 million, facultative reinsurance coverage is placed on an individual certificate basis. For risks with casualty limits that are between $25 million and $27 million, we sometimes forego facultative reinsurance and retain an additional $2 million of loss exposure.

Terrorism coverage at various levels has been secured in most of our reinsurance agreements. The broadest coverage for this peril is found in the property and casualty working treaties, the property per risk treaty and the casualty per occurrence treaty, which provide coverage for commercial and personal risks. Our property catastrophe treaty provides terrorism coverage for personal risks and commercial risks. For insured values between $15 million and $125 million, there also may be coverage in the property working treaty.

A form of reinsurance is also provided through The Terrorism Risk Insurance Act of 2002 (TRIA). TRIA was originally signed into law on November 26, 2002, and extended on several occasions. The most recent extension was signed into law on December 20, 2019, and is scheduled to expire on December 31, 2027. TRIA provides a temporary federal backstop for losses related to the writing of the terrorism peril in property casualty insurance policies. Under regulations promulgated under this statute, insurers are required to offer terrorism coverage for certain lines of property casualty insurance, including property, commercial multi-peril, fire, ocean marine, inland marine, liability, aircraft and workers’ compensation. In the event of a terrorism event defined by TRIA, the federal government would reimburse terrorism claim payments subject to the insurer’s deductible. The deductible is calculated as
Cincinnati Financial Corporation - 2024 10-K - Page 106

a percentage of subject written premiums for the preceding calendar year. Our deductible in 2024 was $763 million (20% of 2023 subject premiums), and we estimate it is $815 million (20% of 2024 subject premiums) for 2025.

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

Effective in March 2024, we added a quota share reinsurance arrangement for personal lines earthquake risks in California that we insure through excess and surplus lines policies. We cede all of the related premiums to a reinsurer, therefore transferring substantially all of that risk. Ceded premiums for this treaty in 2024 totaled $1 million.

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

The Cincinnati Specialty Underwriters Insurance Company has separate property and casualty reinsurance treaties for 2025 through its parent, The Cincinnati Insurance Company. Primary components of the treaties include:
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

We did not renew the catastrophe reinsurance coverage on our life insurance operations that reimbursed us for covered net losses in excess of $14 million. No similar treaty replaced this expiring coverage.

Cincinnati Financial Corporation - 2024 10-K - Page 107

The following table shows our five largest life reinsurance receivable amounts by reinsurer at year-end 2024 and 2023. Insurer financial strength ratings are also shown.

(Dollars in millions)	2024			2023
Name of reinsurer	Total receivable	Rating agency	Rating	Total receivable	Rating Agency	Rating
Swiss Re Life & Health America, Inc.	$58	A.M. Best	A+	$61	A.M. Best	A+
General Re Life Corporation	49	A.M. Best	A++	50	A.M. Best	A++
Lincoln National Life Insurance Company	25	A.M. Best	A	28	A.M. Best	A
Employers Reassurance Corporation	13	S&P	BBB+	15	S&P	BBB+
Hannover Life Reassurance Co. of America	12	A.M. Best	A	11	A.M. Best	A+

Cincinnati Financial Corporation - 2024 10-K - Page 108

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
Factors that could cause or contribute to such differences include, but are not limited to:
•Effects of any future pandemic that could affect results for reasons such as:
•Securities market disruption or volatility and related effects such as decreased economic activity and continued supply chain disruptions that affect our investment portfolio and book value
•An unusually high level of claims in our insurance or reinsurance operations that increase litigation-related expenses
•An unusually high level of insurance losses, including risk of court decisions extending business interruption insurance in commercial property coverage forms to cover claims for pure economic loss related to such pandemic
•Decreased premium revenue and cash flow from disruption to our distribution channel of independent agents, consumer self-isolation, travel limitations, business restrictions and decreased economic activity
•Inability of our workforce, agencies or vendors to perform necessary business functions
•Unusually high levels of catastrophe losses due to risk concentrations, changes in weather patterns (whether as a result of climate change or otherwise), environmental events, war or political unrest, terrorism incidents, cyberattacks, civil unrest or other causes and our ability to manage catastrophe risk due to inaccurate catastrophe models or incomplete data
•Increased frequency and/or severity of claims or development of claims that are unforeseen at the time of policy issuance, due to inflationary trends or other causes
•Inadequate estimates or assumptions, or reliance on third-party data used for critical accounting estimates
•Declines in overall stock market values negatively affecting our equity portfolio and book value
•Interest rate fluctuations or other factors that could significantly affect:
•Our ability to generate growth in investment income
•Values of our fixed-maturity investments, including accounts in which we hold bank-owned life insurance contract assets
•Our traditional life policy reserves
•Domestic and global events, such as the wars in Ukraine and in the Middle East and disruptions in the banking and financial services industry, resulting in insurance losses, capital market or credit market uncertainty, followed by prolonged periods of economic instability or recession, that lead to:
•Significant or prolonged decline in the fair value of a particular security or group of securities and impairment of the asset(s)
•Significant decline in investment income due to reduced or eliminated dividend payouts from a particular security or group of securities
•Significant rise in losses from surety or director and officer policies written for financial institutions or other insured entities or in losses from policies written by Cincinnati Re or Cincinnati Global
•Our inability to manage business opportunities, growth prospects, and expenses for our ongoing operations
•Recession, prolonged elevated inflation or other economic conditions resulting in lower demand for insurance products or increased payment delinquencies
•Ineffective information technology systems or discontinuing to develop and implement improvements in technology may impact our success and profitability
•Difficulties with technology or data security breaches, including cyberattacks, that could negatively affect our or our agents’ ability to conduct business; disrupt our relationships with agents, policyholders and others; cause reputational damage, mitigation expenses and data loss and expose us to liability
•Difficulties with our operations and technology that may negatively impact our ability to conduct business, including cloud-based data information storage, data security, cyberattacks, remote working capabilities, and/or outsourcing relationships and third-party operations and data security
Cincinnati Financial Corporation - 2024 10-K - Page 109

•Disruption of the insurance market caused by technology innovations such as driverless cars that could decrease consumer demand for insurance products
•Delays, inadequate data developed internally or from third parties, or performance inadequacies from ongoing development and implementation of underwriting and pricing methods, including telematics and other usage-based insurance methods, or technology projects and enhancements expected to increase our pricing accuracy, underwriting profit and competitiveness
•Intense competition, and the impact of innovation, artificial intelligence and changing customer preferences on the insurance industry and the markets in which we operate, could harm our ability to maintain or increase our business volumes and profitability
•Changing consumer insurance-buying habits
•Mergers, acquisitions and other consolidations of agencies that result in a concentration of a significant amount of premium in one agency or agency group and/or alter our competitive advantages
•Inability to obtain adequate ceded reinsurance on acceptable terms, amount of reinsurance coverage purchased, financial strength of reinsurers and the potential for nonpayment or delay in payment by reinsurers
•Inability to defer policy acquisition costs for any business segment if pricing and loss trends would lead management to conclude that segment could not achieve sustainable profitability
•Inability of our subsidiaries to pay dividends consistent with current or past levels
•Events or conditions that could weaken or harm our relationships with our independent agencies and hamper opportunities to add new agencies, resulting in limitations on our opportunities for growth, such as:
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
•Limit our ability to set fair, adequate and reasonable rates
•Place us at a disadvantage in the marketplace
•Restrict our ability to execute our business model, including the way we compensate agents
•Adverse outcomes from litigation or administrative proceedings, including effects of social inflation and third-party litigation funding on the size of litigation awards
•Events or actions, including unauthorized intentional circumvention of controls, that reduce our future ability to maintain effective internal control over financial reporting under the Sarbanes-Oxley Act of 2002
•Unforeseen departure of certain executive officers or other key employees due to retirement, health or other causes that could interrupt progress toward important strategic goals or diminish the effectiveness of certain longstanding relationships with insurance agents and others
•Our inability, or the inability of our independent agents, to attract and retain personnel in a competitive labor market
Cincinnati Financial Corporation - 2024 10-K - Page 110

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

Cincinnati Financial Corporation - 2024 10-K - Page 111

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

Cincinnati Financial Corporation - 2024 10-K - Page 112

Risks associated with the asset classes described in Item 1, Our Segments, Investments Segment, can be summarized as follows (H – high, A – average, L – low):

	Taxable fixed maturities	Tax-exempt fixed maturities	Common equities	Nonredeemable preferred equities	Short-term investments
Political	A	H	A	A	L
Regulatory	A	A	A	A	L
Economic	A	A	H	A	L
Revaluation	H	H	H	H	L
Interest rate	A	A	A	A	L
Fraud	A	L	A	A	L
Credit	A	L	A	A	L
Default	A	L	A	A	L

Fixed-Maturity Securities Investments
For fixed-maturity securities, the inverse relationship between interest rates and bond prices leads to falling bond values during periods of increasing interest rates. We address this risk by attempting to construct a generally laddered maturity schedule that allows us to reinvest cash flows at prevailing rates. Although the potential for a worsening financial condition, and ultimately default, does exist with investment-grade corporate bonds, we address this risk by performing credit analysis and monitoring as well as maintaining a diverse portfolio of holdings.

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

Cincinnati Financial Corporation - 2024 10-K - Page 113

Our dynamic financial planning model uses analytical tools to assess market risks. As part of this model, the effective duration of the fixed-maturity portfolio is continually monitored by our investment department to evaluate the theoretical impact of interest rate movements.

The table below summarizes the effect of an instantaneous hypothetical change in interest rates on the fair value of our fixed-maturity portfolio.

(Dollars in millions)	Effect from interest rate change in basis points
	-200	-100	—	100	200
At December 31, 2024	$17,750	$16,967	$16,182	$15,317	$14,433
At December 31, 2023	$14,962	$14,375	$13,791	$13,179	$12,543

The effective duration of the fixed-maturity portfolio was 5.0 years at year-end 2024, up from 4.3 years at year-end 2023. A 100-basis-point movement in interest rates would result in an approximately 5.1% change in the fair value of the fixed-maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value are to changes in the general level of interest rates, exclusive of call features. The fair values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.

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

Short-Term Investments
Our short-term investments consist of commercial paper purchased within one year of maturity. We make short-term investments primarily with funds to be used to make upcoming cash payments, such as dividends, taxes or other corporate purposes. At year-end 2024, we had $298 million of short-term investments compared with none at year-end 2023.
Cincinnati Financial Corporation - 2024 10-K - Page 114

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

The table below summarizes the effect of hypothetical changes in market prices on the fair value of our equity portfolio.

(Dollars in millions)	Effect from market price change in percent
	-30%	-20%	-10%	—	10%	20%	30%
At December 31, 2024	$7,830	$8,948	$10,067	$11,185	$12,304	$13,422	$14,541
At December 31, 2023	$7,692	$8,791	$9,890	$10,989	$12,088	$13,187	$14,286

Our equity holdings represented $11.185 billion in fair value at year-end 2024. No holding had a fair value greater than 8.3% of our $10.836 billion common stock portfolio. We had 38 holdings (among nine different sectors) each with a fair value greater than $100 million. See Item 1, Our Segments, Investments Segment and Item 8, Note 2 of the Consolidated Financial Statements, for additional details on our holdings.

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

Cincinnati Financial Corporation - 2024 10-K - Page 115

Application of Asset Impairment Policy
As discussed in Item 7, Critical Accounting Estimates, Asset Impairment, our fixed-maturity investment portfolio is evaluated for credit-related impairments. The company’s asset impairment committee monitors a number of significant factors for indications of investments with a fair value below the carrying amount that may not be recoverable. The application of our impairment policy resulted in write-downs of impaired securities intended to be sold that reduced our income before income taxes by less than $1 million in 2024, $4 million in 2023 and $5 million in 2022. Impairments are discussed in Item 7, Investments Results.

We expect the number of fixed-maturity and short-term securities with a fair value below 100% of amortized cost to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, amortized cost for some securities have been revised due to impairment charges recognized in prior periods. At year-end 2024, 3,723 of the 5,090 fixed-maturity and short-term securities we owned had a fair value below 100% of amortized cost compared with 2,840 of the 4,738 at year-end 2023 and 3,272 of the 4,521 at year-end 2022.

The 3,723 holdings fair valued below amortized cost at year-end 2024 represented 75.9% of our fixed-maturity and short-term investments portfolio and $631 million in unrealized losses.
•2,874 of these holdings were fair valued between 90% and 100% of amortized cost. The value of these securities fluctuates primarily because of changes in interest rates. The fair value of these 2,874 securities was $10.993 billion at year-end 2024, and they accounted for $272 million in unrealized losses.
•830 of these holdings were fair valued between 70% and 90% of amortized cost. The fair value of these holdings was $1.485 billion, and they accounted for $344 million in unrealized losses.
•19 of these holdings had a fair value below 70% of amortized cost. The fair value of these holdings was $28 million, and they accounted for $15 million in unrealized losses.

Cincinnati Financial Corporation - 2024 10-K - Page 116

The following table summarizes the length of time securities in the investment portfolio have been in a continuous unrealized loss position.

(Dollars in millions)	Less than 12 months		12 months or more		Total
At December 31, 2024	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed-maturity:
Corporate	$2,815	$78	$3,634	$255	$6,449	$333
States, municipalities and political subdivisions	1,513	25	1,898	245	3,411	270
Government-sponsored enterprises	1,876	8	92	1	1,968	9
Asset-backed	331	10	96	7	427	17
United States government	48	—	100	2	148	2
Foreign government	—	—	3	—	3	—
Total fixed-maturity	6,583	121	5,823	510	12,406	631
Short-term	100	—	—	—	100	—
Total fixed-maturity and short-term investments	$6,683	$121	$5,823	$510	$12,506	$631
At December 31, 2023
Fixed-maturity:
Corporate	$379	$13	$5,560	$441	$5,939	$454
States, municipalities and political subdivisions	313	2	1,932	206	2,245	208
Government-sponsored enterprises	652	3	113	3	765	6
Asset-backed	5	—	172	16	177	16
United States government	32	—	129	3	161	3
Foreign government	3	—	6	—	9	—
Total fixed-maturity	1,384	18	7,912	669	9,296	687
Short-term	—	—	—	—	—	—
Total fixed-maturity and short-term investments	$1,384	$18	$7,912	$669	$9,296	$687

Cincinnati Financial Corporation - 2024 10-K - Page 117

The following table summarizes and classifies securities based on fair values relative to amortized cost:

(Dollars in millions)	Number of issues	Amortized cost	Fair value	Gross unrealized gain (loss)	Gross investment income
At December 31, 2024
Taxable fixed maturities:
Fair valued below 70% of amortized cost	8	$23	$15	$(8)	$1
Fair valued at 70% to less than 100% of amortized cost	2,028	10,174	9,692	(482)	378
Fair valued at 100% and above of amortized cost	574	2,471	2,536	65	136
Investment income on securities sold in current year	—	—	—	—	75
Total	2,610	12,668	12,243	(425)	590

Tax-exempt fixed maturities:
Fair valued below 70% of amortized cost	11	20	13	(7)	1
Fair valued at 70% to less than 100% of amortized cost	1,675	2,820	2,686	(134)	82
Fair valued at 100% and above of amortized cost	791	1,227	1,240	13	46
Investment income on securities sold in current year	—	—	—	—	6
Total	2,477	4,067	3,939	(128)	135

Fixed-maturities summary:
Fair valued below 70% of amortized cost	19	43	28	(15)	2
Fair valued at 70% to less than 100% of amortized cost	3,703	12,994	12,378	(616)	460
Fair valued at 100% and above of amortized cost	1,365	3,698	3,776	78	182
Investment income on securities sold in current year	—	—	—	—	81
Total	5,087	16,735	16,182	(553)	725

Short-term investments:
Fair valued below 70% of cost	—	—	—	—	—
Fair valued at 70% to less than 100% of cost	1	100	100	—	1
Fair valued at 100% and above of cost	2	198	198	—	2
Investment income on securities sold in current year	—	—	—	—	5
Total	3	298	298	—	8

Fixed maturities and short-term investments summary:
Fair valued below 70% of cost	19	43	28	(15)	2
Fair valued at 70% to less than 100% of cost	3,704	13,094	12,478	(616)	461
Fair valued at 100% and above of cost	1,367	3,896	3,974	78	184
Investment income on securities sold in current year	—	—	—	—	86
Total	5,090	$17,033	$16,480	$(553)	$733

At December 31, 2023
Fixed maturities and short-term investments summary:
Fair valued below 70% of amortized cost	20	$67	$44	$(23)	$3
Fair valued at 70% to less than 100% of amortized cost	2,820	9,916	9,252	(664)	409
Fair valued at 100% and above of amortized cost	1,898	4,378	4,495	117	162
Investment income on securities sold in current year	—	—	—	—	26
Total	4,738	$14,361	$13,791	$(570)	$600

Cincinnati Financial Corporation - 2024 10-K - Page 118

ITEM 8.       Financial Statements and Supplementary Data

Responsibility for Financial Statements
We have prepared the consolidated financial statements of Cincinnati Financial Corporation and our subsidiaries for the year ended December 31, 2024, in accordance with accounting principles generally accepted in the United States of America (GAAP).

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

Deloitte & Touche LLP, our independent registered public accounting firm, audited the consolidated financial statements of Cincinnati Financial Corporation and subsidiaries for the year ended December 31, 2024. Deloitte & Touche LLP met with our audit committee to discuss the results of its audit. They have the opportunity to discuss the adequacy of internal controls and the quality of financial reporting without management present.

Cincinnati Financial Corporation - 2024 10-K - Page 119

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2024, as required by Section 404 of the Sarbanes Oxley Act of 2002. Management’s assessment was based on the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the company maintained effective internal control over financial reporting as of December 31, 2024. The assessment led management to conclude that, as of December 31, 2024, the company’s internal control over financial reporting was effective based on those criteria.

The company’s independent registered public accounting firm has issued an audit report on our internal control over financial reporting as of December 31, 2024.

/S/ Stephen M. Spray
Stephen M. Spray
President and Chief Executive Officer

/S/ Michael J. Sewell
Michael J. Sewell, CPA
Chief Financial Officer, Executive Vice President and Treasurer
(Principal Accounting Officer)

February 24, 2025

Cincinnati Financial Corporation - 2024 10-K - Page 120

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Cincinnati Financial Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Cincinnati Financial Corporation and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and the schedules listed in the Index at Item 15(b) (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Cincinnati Financial Corporation - 2024 10-K - Page 121

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

Property and Casualty Insurance Loss and Loss Expense Reserves — Refer to Note 4 to the financial statements.
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
February 24, 2025

We have served as the Company’s auditor since 1980.
Cincinnati Financial Corporation - 2024 10-K - Page 122

Cincinnati Financial Corporation and Subsidiaries
Consolidated Balance Sheets

(Dollars in millions, except per share data)	December 31,	December 31,
	2024	2023
Assets
Investments
Fixed maturities, at fair value (amortized cost: 2024—$16,735; 2023—$14,361)	$16,182	$13,791
Equity securities, at fair value (cost: 2024—$3,953; 2023—$4,282)	11,185	10,989
Short-term investments, at fair value (amortized cost: 2024—$298)	298	—
Other invested assets	713	577
Total investments	28,378	25,357
Cash and cash equivalents	983	907
Investment income receivable	222	192
Finance receivable	120	108
Premiums receivable	2,969	2,592
Reinsurance recoverable	523	651
Prepaid reinsurance premiums	70	55
Deferred policy acquisition costs	1,242	1,093
Land, building and equipment, net, for company use (accumulated depreciation: 2024—$347; 2023—$337)	214	208
Other assets	828	681
Separate accounts	952	925
Total assets	$36,501	$32,769

Liabilities
Insurance reserves
Loss and loss expense reserves	$10,003	$9,050
Life policy and investment contract reserves	2,960	3,068
Unearned premiums	4,813	4,119
Other liabilities	1,487	1,311
Deferred income tax	1,476	1,324
Note payable	25	25
Long-term debt and lease obligations	850	849
Separate accounts	952	925
Total liabilities	22,566	20,671

Commitments and contingent liabilities (Note 16)

Shareholders' Equity
Common stock, par value—$2 per share; (authorized: 2024 and 2023—500 million shares; issued: 2024 and 2023—198.3 million shares)	397	397
Paid-in capital	1,502	1,437
Retained earnings	14,869	13,084
Accumulated other comprehensive loss	(309)	(435)
Treasury stock, at cost (2024—41.9 million shares and 2023—41.3 million shares)	(2,524)	(2,385)
Total shareholders' equity	13,935	12,098
Total liabilities and shareholders' equity	$36,501	$32,769

Accompanying Notes are an integral part of these Consolidated Financial Statements.
Cincinnati Financial Corporation - 2024 10-K - Page 123

Cincinnati Financial Corporation and Subsidiaries
Consolidated Statements of Income

(Dollars in millions, except per share data)	Years ended December 31,
	2024	2023	2022
Revenues
Earned premiums	$8,889	$7,958	$7,225
Investment income, net of expenses	1,025	894	781
Investment gains and losses, net	1,391	1,127	(1,467)
Fee revenues	17	21	14
Other revenues	15	13	10
Total revenues	11,337	10,013	6,563
Benefits and Expenses
Insurance losses and contract holders' benefits	5,737	5,274	5,019
Underwriting, acquisition and insurance expenses	2,657	2,384	2,162
Interest expense	53	54	53
Other operating expenses	32	25	23
Total benefits and expenses	8,479	7,737	7,257
Income (Loss) Before Income Taxes	2,858	2,276	(694)
Provision (Benefit) for Income Taxes
Current	449	210	148
Deferred	117	223	(355)
Total provision (benefit) for income taxes	566	433	(207)
Net Income (Loss)	$2,292	$1,843	$(487)
Per Common Share
Net income (loss)—basic	$14.65	$11.74	$(3.06)
Net income (loss)—diluted	14.53	11.66	(3.06)

Accompanying Notes are an integral part of these Consolidated Financial Statements.

Cincinnati Financial Corporation - 2024 10-K - Page 124

Cincinnati Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

(Dollars in millions)	Years ended December 31,
	2024	2023	2022
Net Income (Loss)	$2,292	$1,843	$(487)
Other Comprehensive Income (Loss)
Change in unrealized gains and losses on investments, net of tax (benefit) of $4, $59 and $(347), respectively	13	218	(1,292)
Amortization of pension actuarial gains and losses and prior service cost, net of tax (benefit) of $9, $(1) and $2, respectively	36	(5)	7
Change in life policy reserves, reinsurance recoverable and other, net of tax (benefit) of $21, $(8) and $99, respectively	77	(34)	374
Other comprehensive income (loss)	126	179	(911)
Comprehensive Income (Loss)	$2,418	$2,022	$(1,398)

Accompanying Notes are an integral part of these Consolidated Financial Statements.
Cincinnati Financial Corporation - 2024 10-K - Page 125

Cincinnati Financial Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity

(Dollars in millions)	Years ended December 31,
	2024	2023	2022
Common Stock
Beginning of year	$397	$397	$397
Share-based awards	—	—	—
End of year	397	397	397

Paid-In Capital
Beginning of year	1,437	1,392	1,356
Share-based awards	8	(3)	(10)
Share-based compensation	46	40	37
Other	11	8	9
End of year	1,502	1,437	1,392

Retained Earnings
Beginning of year	13,084	11,711	12,635
Net income (loss)	2,292	1,843	(487)
Dividends declared	(507)	(470)	(437)
End of year	14,869	13,084	11,711

Accumulated Other Comprehensive Income (Loss)
Beginning of year	(435)	(614)	297
Other comprehensive income (loss)	126	179	(911)
End of year	(309)	(435)	(614)

Treasury Stock
Beginning of year	(2,385)	(2,324)	(1,921)
Share-based awards	18	11	14
Shares acquired - share repurchase authorization	(126)	(67)	(410)
Shares acquired - share-based compensation plans	(33)	(8)	(10)
Other	2	3	3
End of year	(2,524)	(2,385)	(2,324)

Total Shareholders' Equity	$13,935	$12,098	$10,562

(In millions)
Common Stock - Shares Outstanding
Beginning of year	157.0	157.1	160.3
Share-based awards	0.7	0.4	0.5
Shares acquired - share repurchase authorization	(1.1)	(0.6)	(3.8)
Shares acquired - share-based compensation plans	(0.3)	—	—
Other	0.1	0.1	0.1
End of year	156.4	157.0	157.1

Accompanying Notes are an integral part of these Consolidated Financial Statements.

Cincinnati Financial Corporation - 2024 10-K - Page 126

Cincinnati Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

(Dollars in millions)	Years ended December 31,
	2024	2023	2022
Cash Flows From Operating Activities
Net income (loss)	$2,292	$1,843	$(487)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	130	112	127
Investment gains and losses, net	(1,367)	(1,108)	1,493
Interest credited to contract holders	44	45	43
Deferred income tax expense	117	223	(355)
Changes in:
Premiums and reinsurance receivable	(266)	(264)	(340)
Deferred policy acquisition costs	(149)	(80)	(96)
Other assets	(14)	(30)	28
Loss and loss expense reserves	953	650	1,095
Life policy and investment contract reserves	69	99	78
Unearned premiums	694	430	418
Other liabilities	134	90	88
Current income tax receivable/payable	12	42	(40)
Net cash provided by operating activities	2,649	2,052	2,052
Cash Flows From Investing Activities
Sale, call or maturity of fixed maturities	3,202	1,136	1,113
Sale of equity securities	1,599	206	430
Purchase of fixed maturities	(5,732)	(2,554)	(1,901)
Purchase of equity securities	(321)	(220)	(466)
Change in short-term investments, net	(295)	—	—
Changes in finance receivables	(15)	(15)	7
Investment in buildings and equipment	(22)	(18)	(15)
Change in other invested assets, net	(112)	(143)	(101)
Net cash used in investing activities	(1,696)	(1,608)	(933)
Cash Flows From Financing Activities
Payment of cash dividends to shareholders	(490)	(454)	(423)
Shares acquired - share repurchase authorization	(126)	(67)	(410)
Changes in note payable	—	(25)	(4)
Proceeds from stock options exercised	10	9	10
Contract holders' funds deposited	73	83	70
Contract holders' funds withdrawn	(190)	(218)	(144)
Other	(154)	(129)	(93)
Net cash used in financing activities	(877)	(801)	(994)
Net change in cash and cash equivalents	76	(357)	125
Cash and cash equivalents at beginning of year	907	1,264	1,139
Cash and cash equivalents at end of year	$983	$907	$1,264
Supplemental Disclosures of Cash Flow Information
Interest paid	$53	$54	$53
Income taxes paid	395	136	165
Noncash Activities
Equipment acquired under finance lease obligations	$19	$20	$17
Share-based compensation	51	19	27
Other assets and other liabilities	103	77	115

Accompanying Notes are an integral part of these Consolidated Financial Statements.
Cincinnati Financial Corporation - 2024 10-K - Page 127

Notes to Consolidated Financial Statements

NOTE 1 – Summary of Significant Accounting Policies

Nature of Operations
Cincinnati Financial Corporation (CFC) operates through The Cincinnati Insurance Company and Cincinnati Global Underwriting Ltd.SM (Cincinnati Global) insurance subsidiaries and two complementary subsidiary companies.

The Cincinnati Insurance Company leads our insurance group that also includes two subsidiaries: The Cincinnati Casualty Company and The Cincinnati Indemnity Company. This group markets a broad range of standard market commercial and personal policies. The group focuses on delivery of quality customer service to our select group of 2,175 independent insurance agencies with 3,355 reporting locations across 46 states. Other subsidiaries of The Cincinnati Insurance Company include: The Cincinnati Life Insurance Company, which markets life insurance and fixed annuities; and The Cincinnati Specialty Underwriters Insurance Company, which offers excess and surplus lines property casualty insurance products. The Cincinnati Insurance Company also conducts the business of our reinsurance assumed operations, Cincinnati Re®.

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

Investments
Our portfolio investments are primarily in publicly traded fixed-maturity, equity security and short-term investments. Fixed-maturity (taxable bonds, including redeemable preferred equities, tax-exempt bonds and asset-backed securities) and short-term (commercial paper purchased within one year of maturity) investments classified as available for sale and equity security investments (common and nonredeemable preferred equities) are recorded at fair value in the consolidated financial statements. Changes in fair value of fixed-maturity and short-term investments are reported in other comprehensive income while changes in fair value of equity securities are reported in net income. The number of fixed-maturity securities with fair values below 100% of amortized cost can be expected to fluctuate as interest rates rise or fall. Because of our strong capital and long-term investment horizon, our general intent is to hold fixed-maturity investments until maturity, regardless of short-term fluctuations in fair values.

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

Cincinnati Financial Corporation - 2024 10-K - Page 128

Included within our other invested assets were $567 million and $434 million of private equity investments, $94 million and $66 million of real estate through direct property ownership and development projects in the United States, $36 million and $33 million of life policy loans and $16 million and $44 million held on deposit at Lloyd's at December 31, 2024 and 2023, respectively. The private equity investments provide their financial statements to us and generally report investments on their balance sheets at fair value. We use the equity method of accounting for private equity and real estate development investments. Lloyd's deposits primarily consist of highly liquid short-term investment instruments. Life policy loans are carried at the receivable value.

Investment income, net of expenses, consists mainly of interest and dividends. We record interest on an accrual basis and record dividends at the ex-dividend date. We amortize premiums and discounts on fixed-maturity securities using the effective interest method over the expected life of the security.

Fair Value Disclosures
Fair value is defined as the exit price or the amount that would be (1) received to sell an asset or (2) paid to transfer a liability in an orderly transaction between marketplace participants at the measurement date. When determining an exit price, we rely upon observable market data whenever possible. We primarily base fair value for investments in equity, fixed-maturity and short-term securities (including assets held in separate accounts) on quoted market prices or on prices from the company’s nationally recognized pricing vendors, outside resources that supply global securities pricing, dividend, corporate action and descriptive information to support fund pricing, securities operations, research and portfolio management. The company obtains and reviews the pricing services' valuation methodologies and related inputs and validates these prices by replicating a sample across each asset class using a discounted cash flow model. When a price is not available from these sources, as in the case of securities that are not publicly traded, we determine the fair value using various inputs including quotes from independent brokers. The fair value of investments not priced by the company’s nationally recognized pricing vendors is immaterial.

For the purpose of Accounting Standards Codification (ASC) 825, Financial Instruments disclosure, we estimate the fair value of our long-term senior notes on market pricing of similar debt instruments that are actively trading. We estimate the fair value of our note payable on the year-end outstanding balance because it is short term and tied to a variable interest rate. We estimate the fair value of liabilities for investment contracts and annuities using discounted cash flow calculations across a wide range of economic interest rate scenarios with a provision for our nonperformance risk. We estimate the fair value for policyholder loans on insurance contracts using a discounted cash flow model. Determination of fair value for structured settlements assumes the discount rates used to calculate the present value of expected payments are the risk-free spot rates plus an A3 rated bond spread for financial issuers at December 31, 2024, to account for nonperformance risk. See Note 3, Fair Value Measurements, for further details.

Cash and Cash Equivalents
Cash and cash equivalents are highly liquid instruments that include liquid debt instruments with original maturities of less than three months. These are carried at cost, which approximates fair value.

Property Casualty Insurance
The consolidated property casualty companies actively write property casualty insurance through independent agencies in 46 states. Our 10 largest states generated 50.1% of total earned premiums in 2024 and 2023. Ohio, our largest state, accounted for 13.1% and 13.4% of total earned premiums in 2024 and 2023, respectively. Illinois, New York, North Carolina and Pennsylvania each accounted for between 4% and 6% of total earned premiums in 2024. Our largest single agency relationship accounted for approximately 0.5% of our total property casualty earned premiums in 2024. No aggregate agency relationship locations under a single ownership structure accounted for more than 8% of our total property casualty earned premiums in 2024. We record revenues for installment charges as fee revenues in the consolidated statements of income.

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

Cincinnati Financial Corporation - 2024 10-K - Page 129

Certain property casualty policies are not entered into policy underwriting systems as of the effective date of coverage. An estimate is recorded for these unprocessed written premiums. A large majority of the estimate is unearned and has no material impact on earned premiums.

An allowance for credit losses on uncollectible property casualty premiums is updated and reviewed on a quarterly basis. The allowance for credit losses was $18 million, $16 million and $13 million at December 31, 2024, 2023 and 2022, respectively. Changes in the amount for each period were immaterial.

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

We establish reserves for traditional long-duration contracts, including term, whole life and other products, based on the present value of future benefits and claim expenses less the present value of future net premiums. Net premium is the portion of gross premium required to provide for all benefits and claim expenses. We estimate future benefits and claim expenses and net premium using certain cash flow assumptions including mortality, morbidity and lapse rates as well as a discount rate assumption. The cash flow assumptions are established based on our current expectations and are reviewed annually to determine any necessary updates. These assumptions are also updated on an interim basis if evidence suggests that they should be revised. We use both our own experience and industry experience, adjusted for historical trends, in arriving at our cash flow assumptions. The discount rate assumption is based on upper-medium grade fixed-income instrument yields (market value discount rates) and is updated quarterly. Certain assumptions, including the mortality, lapse and long-term interest rate reversion targets, were updated in 2024 as part of our annual assumption unlocking. See Note 5, Life Policy and Investment Contract Reserves, for further detail regarding the measurement impact on traditional long-duration contract reserves due to changes in the inputs, judgments and assumptions during the period.

We also offer universal life, deferred annuity and other investment contracts. Universal life contracts are long-duration contracts for which contractual provisions are not fixed, unlike whole life insurance. Universal life contracts allow policyholders to vary the amount of premium, within limits, without our consent. However, we may vary the mortality, expense charges and the interest crediting rate, within limits, used to accumulate policy values. We do not record universal life premiums as revenue. Instead we recognize as revenue the mortality charges, administration charges and surrender charges when assessed. Some of our universal life contracts assess administration charges in the early years of the contract that are compensation for services we will provide in the later years of the contract. These administration charges are deferred and are recognized over the period when we provide those future
Cincinnati Financial Corporation - 2024 10-K - Page 130

services. Deferred annuities provide regular income payments to annuitants once certain criteria are met. During the deferral period, payments made by the annuitants under the contract accumulate at the crediting rate declared by the company but not less than a contract-specified guaranteed minimum interest rate. We also do not record deferred annuity premiums as revenue.

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

An allowance for credit losses on uncollectible life insurance premiums is updated and reviewed on a quarterly basis. At December 31, 2024, 2023 and 2022, the allowance, including changes in the amount for each period, was immaterial.

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

We carry the assets of separate account BOLIs at fair value. The liabilities on separate account BOLIs primarily are carried at an amount equal to the contract holders’ account value, plus any cumulative unrealized gains on the related assets impacting separate account liabilities. The contract holders’ account value exceeded the current fair value of the BOLI invested assets and cash by approximately $42 million and $43 million at December 31, 2024 and 2023, respectively.

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
Cincinnati Financial Corporation - 2024 10-K - Page 131

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

An allowance for credit losses on uncollectible reinsurance premiums and recoverable assets is updated and reviewed on a quarterly basis. At December 31, 2024, 2023 and 2022, the allowances, including changes in the amount for each period, were immaterial.

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

Land, Building and Equipment
We record land at cost, and record building and equipment at cost less accumulated depreciation. Equipment held under finance leases also is classified as property and equipment with the related lease obligations recorded as liabilities. We capitalize and amortize costs for internally developed computer software during the application development stage. These costs generally consist of external consulting fees and internal payroll-related costs. Our depreciation is based on estimated useful lives (ranging from three to 39.5 years) using straight-line and accelerated methods. Depreciation expense was $34 million for 2024, $30 million for 2023 and $33 million for 2022. We review our accumulated depreciation for our building, equipment and software assets and write off fully depreciated assets for obsolescence and nonuse. We monitor land, building and equipment and software assets for potential impairments. Indicators of potential impairments may include a significant decrease in the fair values of the assets, considerable cost overruns on projects, a change in legal factors or business climate or other factors that indicate that the carrying amount may not be recoverable or useful. There were no recorded land, building and equipment impairments for 2024, 2023 or 2022.

Finance Receivables
Our leasing subsidiary provides auto and equipment direct financing (leases and loans) to commercial and individual clients. We generally transfer ownership of the property to the client as the terms of the leases expire. Our lease contracts contain bargain purchase options. We account for these leases and loans as sales-type leases. We capitalize and amortize lease or loan origination costs over the life of the financing, using the effective interest method. These costs may include, but are not limited to finder fees, broker fees, filing fees and the cost of credit reports. We record income as other revenues over the financing term using the effective interest method in the consolidated statements of income. An allowance for credit losses on finance receivables is updated and reviewed on a quarterly basis. At December 31, 2024, 2023 and 2022, the allowance, including changes in the amount for each period, was immaterial.

Cincinnati Financial Corporation - 2024 10-K - Page 132

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

Share-Based Compensation
We grant qualified and nonqualified share-based compensation under authorized plans. The stock options generally vest on a graded scale over three years following the date of grant and are exercisable over 10-year periods. We grant service-based restricted stock units that cliff vest three years after the date of grant as well as service-based restricted stock units that vest ratably over the three-year vesting term. We also grant performance-based restricted stock units that vest if certain market conditions are attained. In 2024, the CFC compensation committee approved share-based awards including incentive stock options, nonqualified stock options, service-based restricted and performance-based restricted stock units. See Note 17, Share-Based Associate Compensation Plans, for further details.

Goodwill and Intangible Assets
We recognize goodwill and intangible assets generated through acquisitions within other assets in the consolidated balance sheets. Goodwill arises when the fair value of consideration transferred exceeds the fair value of the net identifiable assets acquired at the acquisition date. Goodwill and intangible assets with an indefinite life are not amortized. Intangible assets with a definite life are amortized on a straight-line basis over the estimated useful lives as follows: broker relationships, over 15 years; internally developed technology, over five years, and which became fully amortized during 2024. We test for impairments on an annual basis or more frequently if events or circumstances indicate that the asset might be impaired. The company performed its annual impairment test on goodwill and intangibles at September 30, which did not result in the recognition of an impairment loss. Within Cincinnati Global, and included in Other, the company held goodwill of $30 million and intangible assets with an indefinite life of $31 million at December 31, 2024 and 2023, respectively.

Subsequent Events
In January 2025, a series of wildfires began to spread in southern California, particularly in areas surrounding Los Angeles.

Related to these wildfires, we currently estimate first quarter 2025 pretax catastrophe losses of approximately $450 million to $525 million, net of reinsurance recoveries, with approximately 73% of the impact to our personal lines insurance segment, 24% to Cincinnati Re and 3% to our Cincinnati Global operations. On a gross basis, these first quarter 2025 pretax catastrophe losses are estimated to be approximately $950 million to $1.15 billion. This estimate includes assessments from the California Fair Access to Insurance Requirements (FAIR) plan.

We reinstated the applicable layers of our primary property catastrophe reinsurance treaty coverage and our reinsurance program for Cincinnati Re only. As a result, we will cede additional premiums to our reinsurers. The payments for additional ceded premiums will be partially offset by additional premiums received by Cincinnati Re from treaties reinstated for its reinsurance assumed operations. The estimated net effect on first quarter earned premiums is a decrease of $50 million to $60 million.

After reinstating coverage for reinsurance to provide coverage for catastrophic events, our primary property catastrophe reinsurance treaty provides the same coverage that was effective on January 1, 2025. The remaining coverage from our reinsurance program for Cincinnati Re provides a total available aggregate limit up to $38 million in excess of $80 million per occurrence.

There were no subsequent events requiring adjustment to the 2024 consolidated financial statements and, with the exception of the above disclosure, no additional disclosures required in the notes to our consolidated financial statements.
Cincinnati Financial Corporation - 2024 10-K - Page 133

Adopted Accounting Updates

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 enhances reportable segment disclosures by requiring entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within the reported measure of profit or loss. This ASU also requires disclosure of the title and position of the CODM as well as a description of how the reported measure of profit or loss is used to assess segment performance and allocate resources. The effective date of ASU 2023-07 is for annual reporting periods beginning after December 15, 2023, and interim reporting periods within annual periods beginning after December 15, 2024, and should be applied retrospectively to all prior periods presented. We retrospectively adopted this ASU effective December 31, 2024. The adoption did not have a material impact on our company’s consolidated financial position, results of operations or cash flows, but the ASU required additional disclosure in Note 18, Segment Information, to these consolidated financial statements and will require additional disclosure in our interim financial statements in 2025.

Pending Accounting Updates

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

ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires increased quantitative disclosure of certain categories of expenses contained within relevant expense captions. A relevant expense caption is an expense caption presented on the face of the income statement that contains employee compensation, depreciation, intangible asset amortization and other captions. The ASU also requires a qualitative description of the remaining amount of relevant expense captions as well as total selling expenses on an interim basis and how selling expenses are defined on an annual basis. The effective date of ASU 2024-03 is for annual periods beginning after December 15, 2026, and interim reporting periods within annual periods beginning after December 15, 2027. The ASU should be applied prospectively with retrospective application and early adoption permitted. The ASU has not yet been adopted and will not have a material impact on our company’s consolidated financial position, results of operations or cash flows, but the ASU will require additional disclosures in our annual and interim financial statements.

Cincinnati Financial Corporation - 2024 10-K - Page 134

NOTE 2 – Investments
The following table provides amortized cost, gross unrealized gains, gross unrealized losses and fair value for our fixed-maturity and short-term investments:

(Dollars in millions)	Amortized cost	Gross unrealized		Fair value
At December 31, 2024		gains	losses
Fixed-maturity:
Corporate	$8,652	$61	$333	$8,380
States, municipalities and political subdivisions	4,976	15	270	4,721
Government-sponsored enterprises	2,282	1	9	2,274
Asset-backed	567	1	17	551
United States government	228	—	2	226
Foreign government	30	—	—	30
Total fixed-maturity	16,735	78	631	16,182
Short-term	298	—	—	298
Total fixed-maturity and short-term investments	$17,033	$78	$631	$16,480
At December 31, 2023
Fixed-maturity:
Corporate	$7,836	$70	$454	$7,452
States, municipalities and political subdivisions	4,867	44	208	4,703
Government-sponsored enterprises	1,227	3	6	1,224
Asset-backed	203	—	16	187
United States government	203	—	3	200
Foreign government	25	—	—	25
Total fixed-maturity	14,361	117	687	13,791
Short-term	—	—	—	—
Total fixed-maturity and short-term investments	$14,361	$117	$687	$13,791

The decrease in net unrealized investment losses in our fixed-maturity portfolio at December 31, 2024, is primarily due to a tightening of corporate credit spreads as well as realized losses on sales of some lower-yielding fixed maturities. Our asset-backed securities had an average rating of Aa1/AA and Aa3/AA- at December 31, 2024 and 2023, respectively.
Cincinnati Financial Corporation - 2024 10-K - Page 135

The table below provides fair values and unrealized losses by investment category and by the duration of the continuous unrealized loss positions:

(Dollars in millions)	Less than 12 months		12 months or more		Total
At December 31, 2024	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed-maturity:
Corporate	$2,815	$78	$3,634	$255	$6,449	$333
States, municipalities and political subdivisions	1,513	25	1,898	245	3,411	270
Government-sponsored enterprises	1,876	8	92	1	1,968	9
Asset-backed	331	10	96	7	427	17
United States government	48	—	100	2	148	2
Foreign government	—	—	3	—	3	—
Total fixed-maturity	6,583	121	5,823	510	12,406	631
Short-term	100	—	—	—	100	—
Total fixed-maturity and short-term investments	$6,683	$121	$5,823	$510	$12,506	$631
At December 31, 2023
Fixed-maturity:
Corporate	$379	$13	$5,560	$441	$5,939	$454
States, municipalities and political subdivisions	313	2	1,932	206	2,245	208
Government-sponsored enterprises	652	3	113	3	765	6
Asset-backed	5	—	172	16	177	16
United States government	32	—	129	3	161	3
Foreign government	3	—	6	—	9	—
Total fixed-maturity	1,384	18	7,912	669	9,296	687
Short-term	—	—	—	—	—	—
Total fixed-maturity and short-term investments	$1,384	$18	$7,912	$669	$9,296	$687

Contractual maturity dates for our fixed-maturity and short-term investments were:

(Dollars in millions)	Amortized cost	Fair value	% of fair value
At December 31, 2024
Maturity dates:
Due in one year or less	$1,363	$1,358	8.2%
Due after one year through five years	3,933	3,886	23.6
Due after five years through ten years	3,701	3,608	21.9
Due after ten years	8,036	7,628	46.3
Total	$17,033	$16,480	100.0%

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

The company had fixed-maturity securities with a fair value of $107 million and $108 million, on deposit with various states in compliance with regulatory requirements at December 31, 2024 and 2023, respectively. In addition, cash and fixed-maturity securities deposited with third parties used as collateral to secure liabilities on behalf of insureds, cedants and other creditors had a fair value of $91 million and $125 million at December 31, 2024 and 2023, respectively. The company had common equities with a fair value of $216 million and $107 million, at December 31, 2024 and 2023, respectively, held in Lloyd's trust accounts to provide a portion of the capital needed to support Cincinnati Global's operations.

In the normal course of investing activities, the company enters into investments in limited partnerships, including private equity, real estate investments and asset-backed securities issued by third-parties. The company’s
Cincinnati Financial Corporation - 2024 10-K - Page 136

maximum exposure to loss with respect to these investments is limited to the investment carrying values included in the company’s consolidated balance sheets and any unfunded commitments.

The following table provides investment income and investment gains and losses:

(Dollars in millions)	Years ended December 31,
	2024	2023	2022
Investment income:
Interest	$733	$600	$510
Dividends	283	282	275
Other	25	25	11
Total	1,041	907	796
Less investment expenses	16	13	15
Total	$1,025	$894	$781

Investment gains and losses, net:
Equity securities:
Investment gains and losses on securities sold, net	$181	$(17)	$16
Unrealized gains and losses on securities still held, net	1,275	1,168	(1,526)
Subtotal	1,456	1,151	(1,510)
Fixed-maturity securities:
Gross realized gains	5	4	6
Gross realized losses	(95)	(5)	(4)
Change in allowance for credit losses, net	(26)	(17)	—
Write-down of impaired securities with intent to sell	—	(4)	(5)
Subtotal	(116)	(22)	(3)

Other	51	(2)	46
Total	$1,391	$1,127	$(1,467)

The fair value of our equity portfolio was $11.185 billion and $10.989 billion at December 31, 2024 and 2023, respectively. Apple, Inc. (Nasdaq:AAPL) and Microsoft Corporation (Nasdaq:MSFT), equity holdings, were our largest single investment holdings with a fair value of $891 million and $842 million, which was 8.2% and 7.9% of our publicly traded common equities portfolio and 3.2% and 3.4% of the total investment portfolio at December 31, 2024 and 2023, respectively.

The allowance for credit losses on fixed-maturity securities was $33 million, $18 million and $1 million at December 31, 2024, 2023 and 2022, respectively. Reductions in the allowance for credit losses for securities sold were $11 million for the year ended December 31, 2024, and none for the years ended December 31, 2023 and 2022.

There were 3,723, 2,840 and 3,272 fixed-maturity and short-term investments in a total unrealized loss position of $631 million, $687 million and $908 million at December 31, 2024, 2023 and 2022, respectively. Of those totals, 19, 20 and 49 fixed-maturity securities had fair values below 70% of amortized cost at December 31, 2024, 2023 and 2022, respectively.

Cincinnati Financial Corporation - 2024 10-K - Page 137

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
The technique used for the Level 2 fixed-maturity securities is the application of market-based modeling. The inputs used for all classes of fixed-maturity securities listed in the table below include relevant market information by asset class, trade activity of like securities, marketplace quotes, benchmark yields, spreads off benchmark yields, interest rates, U.S. Treasury or swap curves, yield to maturity and economic events. Specific to asset-backed securities, key inputs also include prepayment and default projections based on performance of the underlying collateral and current market data. Level 2 fixed-maturity securities are priced by a nationally recognized pricing vendor.
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

Cincinnati Financial Corporation - 2024 10-K - Page 138

The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis at December 31, 2024 and 2023. We do not have any liabilities carried at fair value.

(Dollars in millions)	Level 1		Level 3
At December 31, 2024		Level 2		Total
Fixed maturities, available for sale:
Corporate	$—	$8,380	$—	$8,380
States, municipalities and political subdivisions	—	4,721	—	4,721
Government-sponsored enterprises	—	2,274	—	2,274
Asset-backed	—	551	—	551
United States government	226	—	—	226
Foreign government	—	30	—	30
Subtotal	226	15,956	—	16,182
Common equities	10,836	—	—	10,836
Nonredeemable preferred equities	—	349	—	349
Separate accounts taxable fixed maturities	—	876	—	876
Short-term investments	298	—	—	298
Top Hat savings plan mutual funds and common equity (included in Other assets)	87	—	—	87
Total	$11,447	$17,181	$—	$28,628

At December 31, 2023
Fixed maturities, available for sale:
Corporate	$—	$7,452	$—	$7,452
States, municipalities and political subdivisions	—	4,703	—	4,703
Government-sponsored enterprises	—	1,224	—	1,224
Asset-backed	—	187	—	187
United States government	200	—	—	200
Foreign government	—	25	—	25
Subtotal	200	13,591	—	13,791
Common equities	10,641	—	—	10,641
Nonredeemable preferred equities	—	348	—	348
Separate accounts taxable fixed maturities	—	854	—	854
Short-term investments	—	—	—	—
Top Hat savings plan mutual funds and common equity (included in Other assets)	67	—	—	67
Total	$10,908	$14,793	$—	$25,701

We also held Level 1 cash and cash equivalents of $983 million and $907 million at December 31, 2024 and 2023, respectively. Level 3 assets reported at fair value in our consolidated financial statements are not material, and therefore no further disclosures are provided.
Cincinnati Financial Corporation - 2024 10-K - Page 139

Fair Value Disclosure for Assets and Liabilities Not Carried at Fair Value
The disclosures below are presented to provide information about the effects of current market conditions on financial instruments that are not reported at fair value in our consolidated financial statements.

The following table shows fair values of our note payable and long-term debt:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
At December 31, 2024
Note payable	$—	$25	$—	$25
6.900% senior debentures, due 2028	—	29	—	29
6.920% senior debentures, due 2028	—	416	—	416
6.125% senior notes, due 2034	—	390	—	390
Total	$—	$860	$—	$860

At December 31, 2023
Note payable	$—	$25	$—	$25
6.900% senior debentures, due 2028	—	29	—	29
6.920% senior debentures, due 2028	—	420	—	420
6.125% senior notes, due 2034	—	394	—	394
Total	$—	$868	$—	$868

Fair value of the note payable was determined based upon the outstanding balance at December 31, 2024 and 2023, because it is short term and tied to a variable interest rate. Fair value of the long-term debt was determined under the fair value measurements and disclosure accounting rules based on market pricing of similar debt instruments that are actively traded. We determine fair value for our debt the same way that we value corporate fixed maturities in our investment portfolio. Fair value can vary with macroeconomic conditions. Regardless of the fluctuations in fair value, the outstanding principal amount of our long-term debt was $793 million at December 31, 2024 and 2023. None of the long-term debt is encumbered by rating triggers. The note payable and long-term debt were classified as Level 2 as an active market does not exist, but fair value is determined based on observable inputs.

The following table shows the fair value of our life policy loans, included in other invested assets:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
At December 31, 2024
Life policy loans	$—	$—	$41	$41

At December 31, 2023
Life policy loans	$—	$—	$39	$39

Outstanding principal and interest for these life policy loans totaled $36 million and $33 million at December 31, 2024 and 2023, respectively. To determine the fair value, we make the following significant assumptions: (1) the discount rates used to calculate the present value of expected payments are the risk-free spot rates, as nonperformance risk is minimal; and (2) the loan repayment rate by which policyholders pay off their loan balances is in line with past experience.

Cincinnati Financial Corporation - 2024 10-K - Page 140

The following table shows fair value of our deferred annuities and structured settlements included in life policy and investment contract reserves:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
At December 31, 2024
Deferred annuities	$—	$—	$561	$561
Structured settlements	—	127	—	127
Total	$—	$127	$561	$688

At December 31, 2023
Deferred annuities	$—	$—	$603	$603
Structured settlements	—	141	—	141
Total	$—	$141	$603	$744

Recorded reserves for the deferred annuities were $595 million and $656 million at December 31, 2024 and 2023, respectively. Recorded reserves for the structured settlements were $116 million and $123 million at December 31, 2024 and 2023, respectively.

Fair values for deferred annuities were calculated based upon internally developed models because active markets and observable inputs do not exist. To determine the fair value, we made the following significant assumptions: (1) the discount rates used to calculate the present value of expected payments are the risk-free spot rates plus an A3 rated bond spread for financial issuers at December 31, 2024 and 2023, to account for nonperformance risk; (2) the rate of interest credited to policyholders is the portfolio net earned interest rate less a spread for expenses and profit; and (3) additional lapses occur when the credited interest rate is exceeded by an assumed competitor credited rate, which is a function of the risk-free rate of the economic scenario being modeled.

Fair values for structured settlements were calculated based on internally developed models which assume the discount rates used to calculate the present value of expected payments are the risk-free spot rates plus an A3 rated bond spread for financial issuers at December 31, 2024 and 2023, to account for nonperformance risk. The structured settlements were classified as Level 2, as an active market does not exist, but fair value is based on observable inputs.

Cincinnati Financial Corporation - 2024 10-K - Page 141

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

This table summarizes activity for our consolidated property casualty loss and loss expense reserves:

(Dollars in millions)	Years ended December 31,
	2024	2023	2022
Gross loss and loss expense reserves, January 1	$8,975	$8,336	$7,229
Less reinsurance recoverable	362	405	327
Net loss and loss expense reserves, January 1	8,613	7,931	6,902

Net incurred loss and loss expenses related to:
Current accident year	5,672	5,173	4,875
Prior accident years	(236)	(215)	(159)
Total incurred	5,436	4,958	4,716
Net paid loss and loss expenses related to:
Current accident year	1,951	1,875	1,592
Prior accident years	2,430	2,401	2,095
Total paid	4,381	4,276	3,687

Net loss and loss expense reserves, December 31	9,668	8,613	7,931
Plus reinsurance recoverable	269	362	405
Gross loss and loss expense reserves, December 31	$9,937	$8,975	$8,336

Cincinnati Financial Corporation - 2024 10-K - Page 142

The reserve for loss and loss expense in the consolidated balance sheets also included $66 million, $75 million and $64 million, at December 31, 2024, 2023 and 2022, respectively, for certain life and health loss and loss expense reserves. Additional disclosures for reserves related to these health claims are not material and therefore not provided.

We experienced $236 million of favorable development on prior accident years including $138 million of favorable development in commercial lines, $26 million of favorable development in personal lines and $8 million of unfavorable development in excess and surplus lines during 2024. Within commercial lines, we recognized favorable development of $83 million for the workers' compensation line and $74 million for the commercial property line due to reduced uncertainty of prior accident year loss and loss expense for these lines. This was partially offset by unfavorable development of $26 million for the commercial casualty line. Within personal lines, we recognized favorable reserve development of $54 million for the homeowner line of business and unfavorable reserve development of $20 million in personal auto.

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

Included in our lines of business are asbestos and environmental claims. We carried $119 million and $98 million of net loss and loss expense reserves for asbestos and environmental claims at December 31, 2024 and 2023, respectively. The asbestos and environmental claims amounts for each respective year constituted less than 2.0% of total net loss and loss expense reserves at these year-end dates. We believe our exposure to asbestos and environmental claims is limited, largely because our reinsurance retention was $500,000 or below prior to 1987. We also were predominantly a personal lines company in the 1960s and 1970s. During the 1980s and early 1990s, commercial lines grew as a percentage of our overall business and our exposure to asbestos and environmental claims grew accordingly. Over that period, we included an asbestos and environmental exclusion in almost all policies or endorsed the exclusion to the policies. We have no exposure to asbestos and environmental claims related to our acquisition of Cincinnati Global. We continue to monitor our claims for evidence of material exposure to other mass tort classes but have found no such credible evidence to date.

Cincinnati Financial Corporation - 2024 10-K - Page 143

The following table provides a reconciliation of the property casualty incurred losses and allocated loss adjustment expenses (ALAE) development and paid losses and ALAE development information at December 31, 2024.

(Dollars in millions)	Cumulative incurred losses and ALAE as reported within the triangles, net of reinsurance	Cumulative paid losses and ALAE as reported within the triangles, net of reinsurance	Liabilities for loss and ALAE for accident years not presented in the triangles, net of reinsurance	Total liabilities for loss and ALAE, net of reinsurance	Reinsurance recoverable on unpaid losses	Total liabilities for gross loss and loss expense reserves

Commercial casualty	$7,025	$3,921	$124	$3,228	$20	$3,248
Workers' compensation	1,746	1,105	326	967	53	1,020
Commercial auto	2,514	1,683	40	871	3	874
Commercial property	3,589	3,134	14	469	24	493
Personal auto	2,115	1,739	13	389	21	410
Homeowner	2,946	2,540	8	414	9	423
Excess and surplus	1,862	855	6	1,013	30	1,043
Other lines						1,905
Total liabilities for loss and ALAE reserves						9,416
Unallocated loss adjustment expense reserves						521
Gross loss and loss expense reserves						$9,937

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
Cincinnati Financial Corporation - 2024 10-K - Page 144

Commercial Casualty
The following table shows the commercial casualty incurred and paid losses and ALAE development by accident year. The table also shows the IBNR reserves plus expected development on reported losses and claim frequency:

(Dollars in millions, reported claims in thousands)											As of December 31, 2024
Incurred losses and ALAE, net of reinsurance for the years ended December 31,											Total of incurred but not reported liabilities plus expected development on reported losses	Cumulative number of reported claims

Accident	Unaudited
Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$533	$526	$529	$516	$508	$502	$504	$496	$513	$520	$14	22
2016		563	574	557	555	554	538	531	525	538	24	22
2017			610	597	577	571	555	554	553	575	37	22
2018				650	641	622	588	612	618	638	63	23
2019					672	643	607	669	682	718	89	21
2020						674	629	606	593	619	79	15
2021							714	697	697	694	184	15
2022								924	902	876	297	14
2023									950	843	469	11
2024										1,004	792	8
Total										$7,025

Cumulative paid losses and ALAE, net of reinsurance
2015	$38	$108	$200	$287	$362	$404	$424	$453	$471	$487
2016		46	126	228	331	395	434	466	485	498
2017			48	122	234	320	392	437	486	512
2018				44	148	253	345	441	505	542
2019					39	134	259	394	503	576
2020						33	102	242	345	437
2021							31	123	251	370
2022								37	141	311
2023									46	146
2024										42
Total										3,921
All outstanding liabilities before 2015, net of reinsurance										124
Liabilities for loss and ALAE, net of reinsurance										$3,228

The following table shows the average annual percentage payout of incurred losses for the commercial casualty line of business:

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Average annual percentage payout	6.0%	13.2%	18.8%	16.8%	14.0%	8.7%	6.0%	4.6%	3.0%	2.9%

Cincinnati Financial Corporation - 2024 10-K - Page 145

Workers’ Compensation
The following table shows the workers’ compensation incurred and paid losses and ALAE development by accident year. The table also shows the IBNR reserves plus expected development on reported losses and claim frequency:

(Dollars in millions, reported claims in thousands)											As of December 31, 2024
Incurred losses and ALAE, net of reinsurance for the years ended December 31,											Total of incurred but not reported liabilities plus expected development on reported losses	Cumulative number of reported claims

Accident	Unaudited
Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$246	$220	$208	$195	$179	$173	$173	$171	$167	$168	$22	17
2016		230	218	206	188	183	183	183	181	182	24	16
2017			218	208	190	183	172	167	160	159	22	15
2018				222	207	199	186	179	175	174	28	15
2019					224	215	202	188	178	174	31	14
2020						204	190	172	153	148	37	11
2021							202	190	183	174	39	11
2022								209	205	182	53	11
2023									221	188	68	9
2024										197	84	7
Total										$1,746

Cumulative paid losses and ALAE, net of reinsurance
2015	$47	$93	$115	$129	$134	$137	$139	$139	$140	$141
2016		46	97	119	131	141	146	148	150	152
2017			45	88	106	114	119	122	126	127
2018				48	95	115	127	133	135	138
2019					49	94	115	122	129	132
2020						37	68	82	96	101
2021							37	82	100	113
2022								37	76	94
2023									36	71
2024										36
Total										1,105
All outstanding liabilities before 2015, net of reinsurance										326
Liabilities for loss and ALAE, net of reinsurance										$967

The following table shows the average annual percentage payout of incurred losses for the workers’ compensation line of business:

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Average annual percentage payout	24.1%	24.8%	11.2%	6.7%	3.8%	2.0%	1.5%	0.7%	0.8%	0.3%

Cincinnati Financial Corporation - 2024 10-K - Page 146

Commercial Auto
The following table shows the commercial auto incurred and paid losses and ALAE development by accident year. The table also shows the IBNR reserves plus expected development on reported losses and claim frequency:

(Dollars in millions, reported claims in thousands)						As of December 31, 2024
Incurred losses and ALAE, net of reinsurance for the years ended December 31,						Total of incurred but not reported liabilities plus expected development on reported losses	Cumulative number of reported claims

Accident	Unaudited
Year	2020	2021	2022	2023	2024
2020	$424	$391	$384	$377	$382	$7	36
2021		470	477	465	463	23	39
2022			558	569	560	60	41
2023				550	544	98	37
2024					565	252	31
Total					$2,514

Cumulative paid losses and ALAE, net of reinsurance
2020	$154	$214	$280	$328	$357
2021		179	278	346	398
2022			217	332	410
2023				216	322
2024					196
Total					1,683
All outstanding liabilities before 2020, net of reinsurance					40
Liabilities for loss and ALAE, net of reinsurance					$871

The following table shows the average annual percentage payout of incurred losses for the commercial auto line of business. Commercial auto includes both physical damage and liability losses. A majority of the incurred losses paid after year 2 are the result of liability losses.

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)
Years	1	2	3	4	5
Average annual percentage payout	38.5%	19.3%	15.2%	11.8%	7.6%

Cincinnati Financial Corporation - 2024 10-K - Page 147

Commercial Property
The following table shows the commercial property incurred and paid losses and ALAE development by accident year. The table also shows the IBNR reserves plus expected development on reported losses and claim frequency:

(Dollars in millions, reported claims in thousands)						As of December 31, 2024
Incurred losses and ALAE, net of reinsurance for the years ended December 31,						Total of incurred but not reported liabilities plus expected development on reported losses	Cumulative number of reported claims

Accident	Unaudited
Year	2020	2021	2022	2023	2024
2020	$855	$742	$719	$716	$713	$18	24
2021		607	586	576	575	6	14
2022			813	779	752	9	16
2023				833	786	14	14
2024					763	182	11
Total					$3,589

Cumulative paid losses and ALAE, net of reinsurance
2020	$489	$637	$672	$687	$695
2021		326	527	558	564
2022			393	691	727
2023				506	719
2024					429
Total					3,134
All outstanding liabilities before 2020, net of reinsurance					14
Liabilities for loss and ALAE, net of reinsurance					$469

The following table shows the average annual percentage payout of incurred losses for the commercial property line of business:

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)
Years	1	2	3	4	5
Average annual percentage payout	59.6%	30.6%	5.1%	1.6%	1.1%

Cincinnati Financial Corporation - 2024 10-K - Page 148

Personal Auto
The following table shows the personal auto incurred and paid losses and ALAE development by accident year. The table also shows the IBNR reserves plus expected development on reported losses and claim frequency:

(Dollars in millions, reported claims in thousands)						As of December 31, 2024
Incurred losses and ALAE, net of reinsurance for the years ended December 31,						Total of incurred but not reported liabilities plus expected development on reported losses	Cumulative number of reported claims

Accident	Unaudited
Year	2020	2021	2022	2023	2024
2020	$305	$281	$277	$277	$276	$1	71
2021		350	343	342	344	3	80
2022			427	418	429	10	86
2023				466	474	25	92
2024					592	106	100
Total					$2,115

Cumulative paid losses and ALAE, net of reinsurance
2020	$186	$225	$248	$264	$271
2021		219	278	304	325
2022			277	349	382
2023				304	389
2024					372
Total					1,739
All outstanding liabilities before 2020, net of reinsurance					13
Liabilities for loss and ALAE, net of reinsurance					$389

The following table shows the average annual percentage payout of incurred losses for the personal auto line of business. Personal auto includes both physical damage and liability losses. A majority of the incurred losses paid after year 2 are the result of liability losses.

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)
Years	1	2	3	4	5
Average annual percentage payout	64.5%	16.6%	8.0%	5.8%	2.6%

Cincinnati Financial Corporation - 2024 10-K - Page 149

Homeowner
The following table shows the homeowner incurred and paid losses and ALAE development by accident year. The table also shows the IBNR reserves plus expected development on reported losses and claim frequency:

(Dollars in millions, reported claims in thousands)						As of December 31, 2024
Incurred losses and ALAE, net of reinsurance for the years ended December 31,						Total of incurred but not reported liabilities plus expected development on reported losses	Cumulative number of reported claims

Accident	Unaudited
Year	2020	2021	2022	2023	2024
2020	$497	$475	$470	$471	$471	$2	23
2021		495	449	440	440	3	19
2022			552	505	500	7	20
2023				742	693	20	24
2024					842	144	22
Total					$2,946

Cumulative paid losses and ALAE, net of reinsurance
2020	$326	$434	$453	$464	$468
2021		285	405	424	431
2022			299	461	481
2023				468	637
2024					523
Total					2,540
All outstanding liabilities before 2020, net of reinsurance					8
Liabilities for loss and ALAE, net of reinsurance					$414

The following table shows the average annual percentage payout of incurred losses for the homeowner line of business:

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)
Years	1	2	3	4	5
Average annual percentage payout	64.7%	26.7%	4.2%	1.9%	0.8%

Cincinnati Financial Corporation - 2024 10-K - Page 150

Excess and Surplus Lines
The following table shows the excess and surplus lines incurred and paid losses and ALAE development by accident year. The table also shows the IBNR reserves plus expected development on reported losses and claim frequency:

(Dollars in millions, reported claims in thousands)										As of December 31, 2024
Incurred losses and ALAE, net of reinsurance for the years ended December 31,											Total of incurred but not reported liabilities plus expected development on reported losses	Cumulative number of reported claims

Accident	Unaudited
Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$96	$81	$73	$67	$65	$66	$65	$61	$65	$66	$2	2
2016		93	87	84	82	90	91	88	89	91	4	3
2017			104	95	95	94	94	91	94	98	6	3
2018				116	109	110	108	107	105	111	7	3
2019					137	135	141	139	142	149	15	3
2020						172	172	160	152	165	24	4
2021							217	235	233	253	60	4
2022								294	280	285	103	4
2023									328	276	146	3
2024										368	267	2
Total										$1,862

Cumulative paid losses and ALAE, net of reinsurance
2015	$8	$19	$29	$41	$51	$54	$56	$58	$62	$63
2016		10	21	39	51	62	75	81	83	84
2017			11	23	41	57	68	77	88	90
2018				11	26	50	62	75	88	95
2019					13	34	55	79	102	116
2020						16	37	56	86	118
2021							17	45	82	132
2022								21	46	85
2023									15	43
2024										29
Total										855
All outstanding liabilities before 2015, net of reinsurance										6
Liabilities for loss and ALAE, net of reinsurance										$1,013

The following table shows the average annual percentage payout of incurred losses for the excess and surplus lines insurance segment. Excess and surplus lines consist mostly of commercial casualty and commercial property coverages. A majority of the incurred losses paid after year 2 are the result of commercial casualty losses.

Average annual percentage payout of incurred losses by age, net of reinsurance (unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Average annual percentage payout	9.0%	12.3%	16.2%	15.7%	14.3%	10.3%	6.3%	2.7%	3.8%	2.0%

Cincinnati Financial Corporation - 2024 10-K - Page 151

NOTE 5 – Life Policy and Investment Contract Reserves
The following table summarizes our life policy and investment contract reserves and provides a reconciliation of the balances described in the below tables to those in the consolidated balance sheets:

(Dollars in millions)	At December 31,
	2024	2023
Life policy reserves:
Term	$1,051	$1,066
Whole life	405	434
Other	98	97
Subtotal	1,554	1,597
Investment contract reserves:
Deferred annuities	595	656
Universal life	586	585
Structured settlements	116	123
Other	109	107
Subtotal	1,406	1,471
Total life policy and investment contract reserves	$2,960	$3,068

Cincinnati Financial Corporation - 2024 10-K - Page 152

The balances and changes in the term and whole life policy reserves included in life policy and investment contract reserves is as follows:

(Dollars in millions)	Years ended December 31,
	2024		2023		2022
	Term	Whole life	Term	Whole life	Term	Whole life
Present value of expected net premiums:
Balance, beginning of period	$1,700	$223	$1,643	$208	$1,801	$241
Beginning balance at original discount rate	1,712	225	1,708	217	1,503	201
Effect of changes in cash flow assumptions	(12)	1	(7)	(7)	123	(5)
Effect of actual variances from expected experience	(20)	(4)	(20)	3	(1)	—
Adjusted beginning of period balance	1,680	222	1,681	213	1,625	196
Issuances	149	25	143	31	194	40
Interest accrual	74	10	72	9	65	8
Net premiums collected	(184)	(29)	(184)	(28)	(176)	(27)
Ending balance at original discount rate	1,719	228	1,712	225	1,708	217
Effect of changes in discount rate assumptions	(81)	(10)	(12)	(2)	(65)	(9)
Balance, end of period	1,638	218	1,700	223	1,643	208

Present value of expected future policy benefits:
Balance, beginning of period	2,751	657	2,584	614	2,993	826
Beginning balance at original discount rate	2,765	628	2,692	607	2,425	577
Effect of changes in cash flow assumptions	(29)	—	2	(10)	140	(7)
Effect of actual variances from expected experience	(32)	(4)	(24)	3	8	(1)
Adjusted beginning of period balance	2,704	624	2,670	600	2,573	569
Issuances	149	25	143	30	194	40
Interest accrual	125	32	121	31	112	29
Benefits paid	(166)	(35)	(169)	(33)	(187)	(31)
Ending balance at original discount rate	2,812	646	2,765	628	2,692	607
Effect of changes in discount rate assumptions	(144)	(23)	(14)	29	(108)	7
Balance, end of period	2,668	623	2,751	657	2,584	614

Net liability for future policy benefits:
Present value of expected future policy benefits less expected net premiums	1,030	405	1,051	434	941	406
Impact of flooring at cohort level	21	—	15	—	20	2
Net life policy reserves	1,051	405	1,066	434	961	408
Less reinsurance recoverable at original discount rate	(94)	(25)	(97)	(23)	(99)	(25)
Less effect of discount rate assumption changes on reinsurance recoverable	(8)	(3)	(10)	(5)	(9)	(5)
Net life policy reserves, after reinsurance recoverable	$949	$377	$959	$406	$853	$378

Weighted-average duration of the net life policy reserves	11	15	11	16	11	16

The total impact of flooring at cohort level in the above table includes the effect of discount rate assumption changes of $3 million, $2 million and $9 million at December 31, 2024, 2023 and 2022, respectively.

Cincinnati Financial Corporation - 2024 10-K - Page 153

The following table shows the amount of undiscounted and discounted expected future benefit payments and expected gross premiums for our term and whole life policies:

(Dollars in millions)	At December 31,
	2024		2023
	Undiscounted	Discounted	Undiscounted	Discounted
Term
Expected future benefit payments	$4,883	$2,668	$4,791	$2,751
Expected future gross premiums	4,556	2,625	4,374	2,652
Whole life
Expected future benefit payments	$1,718	$623	$1,648	$657
Expected future gross premiums	694	412	659	409

The following table shows the amount of revenue and interest recognized in the consolidated statements of income related to our term and whole life policies:

(Dollars in millions)	Years ended December 31,
	2024	2023	2022
Gross premiums
Term	$297	$289	$280
Whole life	54	52	47
Total	$351	$341	$327
Interest accretion
Term	$51	$49	$47
Whole life	22	22	21
Total	$73	$71	$68

Adverse development that resulted in an immediate charge to income due to net premiums exceeding gross premiums was immaterial for the years ended December 31, 2024, 2023 and 2022, respectively.

The following table shows the weighted-average interest rate for our term and whole life products:

	At December 31,
	2024	2023
Term
Interest accretion rate	5.22%	5.28%
Current discount rate	5.17	4.81
Whole life
Interest accretion rate	5.88%	5.90%
Current discount rate	5.75	5.10

The discount rate assumption was developed by calculating forward rates from market yield curves of upper-medium grade fixed-income instruments.

Cincinnati Financial Corporation - 2024 10-K - Page 154

The following table shows the balances and changes in policyholders' account balances included in investment contract reserves:

(Dollars in millions)	Years ended December 31,
	2024		2023		2022
	Deferred annuity	Universal life	Deferred annuity	Universal life	Deferred annuity	Universal life
Balance, beginning of period	$656	$457	$734	$457	$763	$454
Premiums received	35	37	44	39	29	39
Policy charges	—	(40)	—	(39)	—	(39)
Surrenders and withdrawals	(105)	(12)	(130)	(13)	(62)	(11)
Benefit payments	(13)	(5)	(14)	(6)	(18)	(5)
Interest credited	22	19	22	19	22	19
Balance, end of period	$595	$456	$656	$457	$734	$457

Weighted average crediting rate	3.68%	4.39%	3.51%	4.30%	3.36%	4.27%
Net amount at risk	$—	$3,833	$—	$3,949	$—	$4,082
Cash surrender value	589	427	651	426	729	424

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

The following table shows the balance of account values by range of guaranteed minimum crediting rates, in basis points, and the related range of the difference between rates being credited to policyholders and the respective guaranteed minimums for our deferred annuity and universal life contracts:

(Dollars in millions)	At guaranteed minimum	1 to 50 basis points above	51-150 basis points above	Greater than 150 basis points	Total
At December 31, 2024
Deferred annuity
1.00-3.00%	$4	$297	$13	$234	$548
3.01-4.00%	47	—	—	—	47
Total	$51	$297	$13	$234	$595
Universal life
1.00-3.00%	$—	$55	$64	$5	$124
3.01-4.00%	50	—	5	—	55
Greater than 4.00%	277	—	—	—	277
Total	$327	$55	$69	$5	$456

At December 31, 2023
Deferred annuity
1.00-3.00%	$5	$361	$16	$226	$608
3.01-4.00%	48	—	—	—	48
Total	$53	$361	$16	$226	$656
Universal life
1.00-3.00%	$55	$4	$57	$4	$120
3.01-4.00%	49	5	—	—	54
Greater than 4.00%	283	—	—	—	283
Total	$387	$9	$57	$4	$457

Cincinnati Financial Corporation - 2024 10-K - Page 155

The following table shows the balances and changes in the other additional liability related to the no-lapse guarantees contained within our universal life contracts:

(Dollars in millions)	Years ended December 31,
	2024	2023	2022
Balance, beginning of period	$128	$121	$133
Balance, beginning of period before shadow reserve adjustments	129	123	131
Effect of changes in cash flow assumptions	(2)	(6)	(1)
Effect of actual variances from expected experience	3	—	6
Adjusted beginning of period balance	130	117	136
Interest accrual	4	4	4
Excess death benefits	(13)	(6)	(18)
Attributed assessments	12	12	12
Effect of changes in interest rate assumptions	(2)	2	(11)
Balance, end of period before shadow reserve adjustments	131	129	123
Shadow reserve adjustments	(1)	(1)	(2)
Balance, end of period	130	128	121
Less reinsurance recoverable, end of period	7	6	5
Net other additional liability, after reinsurance recoverable	$137	$134	$126

Weighted-average duration of the other additional liability	29	32	34

The following table shows balances and changes in separate account balances during the period:

(Dollars in millions)	Years ended December 31,
	2024	2023	2022
Balance, beginning of period	$925	$892	$959
Interest credited before policy charges	42	42	38
Change in unrealized gains and losses impacting separate account liabilities	—	—	(85)
Benefit payments	(6)	(10)	(15)
Other	(9)	1	(5)
Balance, end of period	$952	$925	$892

Cash surrender value	$948	$917	$890

Cincinnati Financial Corporation - 2024 10-K - Page 156

NOTE 6 – Deferred Policy Acquisition Costs
Expenses directly related to successfully acquired insurance policies – primarily commissions, premium taxes and underwriting costs – are deferred and amortized over the terms of the policies. We update our acquisition cost assumptions periodically to reflect actual experience. For property casualty, we evaluate the costs for recoverability. No premium deficiencies were recorded in the consolidated statements of income in 2024, 2023 and 2022, as the sum of the anticipated loss and loss expenses, policyholder dividends and unamortized deferred acquisition expenses did not exceed the related unearned premiums and anticipated investment income.

The table below shows the deferred policy acquisition costs and asset reconciliation:

(Dollars in millions)	Years ended December 31,
	2024	2023	2022
Property casualty:
Deferred policy acquisition costs asset, January 1	$749	$682	$602
Capitalized deferred policy acquisition costs	1,748	1,488	1,383
Amortized deferred policy acquisition costs	(1,611)	(1,421)	(1,303)
Deferred policy acquisition costs asset, December 31	$886	$749	$682

Life:
Deferred policy acquisition costs asset, January 1	$344	$331	$314
Capitalized deferred policy acquisition costs	42	42	44
Amortized deferred policy acquisition costs	(30)	(29)	(27)
Deferred policy acquisition costs asset, December 31	$356	$344	$331

Consolidated:
Deferred policy acquisition costs asset, January 1	$1,093	$1,013	$916
Capitalized deferred policy acquisition costs	1,790	1,530	1,427
Amortized deferred policy acquisition costs	(1,641)	(1,450)	(1,330)
Deferred policy acquisition costs asset, December 31	$1,242	$1,093	$1,013

The table below shows the life deferred policy acquisition costs asset by product:

(Dollars in millions)
Year ended December 31, 2024	Term	Whole life	Deferred annuity	Universal life	Total
Balance, beginning of period	$236	$48	$8	$52	$344
Capitalized deferred policy acquisition costs	32	7	1	2	42
Amortized deferred policy acquisition costs	(23)	(3)	(1)	(3)	(30)
Balance, end of period	$245	$52	$8	$51	$356

Year ended December 31, 2023
Balance, beginning of period	$228	$43	$7	$53	$331
Capitalized deferred policy acquisition costs	30	8	2	2	42
Amortized deferred policy acquisition costs	(22)	(3)	(1)	(3)	(29)
Balance, end of period	$236	$48	$8	$52	$344

Year ended December 31, 2022
Balance, beginning of period	$215	$38	$7	$54	$314
Capitalized deferred policy acquisition costs	34	7	1	2	44
Amortized deferred policy acquisition costs	(21)	(2)	(1)	(3)	(27)
Balance, end of period	$228	$43	$7	$53	$331

Cincinnati Financial Corporation - 2024 10-K - Page 157

NOTE 7 – Note Payable
We have one unsecured revolving credit facility through multiple commercial banks that expires on February 4, 2026. The borrowing capacity is $300 million with an additional $300 million accordion feature. Terms and conditions of the agreement include a debt-to-total capital maximum of 35%. We had no compensating balance requirements on short-term debt for either 2024 or 2023. The line of credit had $25 million drawn at both December 31, 2024 and 2023. The interest rate charged on our borrowings on this credit agreement ranged from 5.56% to 6.34% during 2024 and ranged from 5.27% to 6.33% during 2023. In addition, we have letters of credit related to our Cincinnati Re operations with no amounts drawn at December 31, 2024 and 2023. On September 12, 2024, we terminated our $94 million unsecured letter of credit agreement, which provided a portion of the capital needed to support Cincinnati Global's obligations at Lloyd's, and replaced the letter of credit agreement with common equities held in Lloyd's trust accounts. No amount was drawn on the unsecured letter of credit agreement at December 31, 2023.
Cincinnati Financial Corporation - 2024 10-K - Page 158

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

The finance lease term for equipment and autos is three to six years while the operating lease term for real estate properties is typically five years. Lease obligations totaled $60 million and $59 million in 2024 and 2023, respectively. Below are the lease obligations we expect to pay through 2030 and thereafter including $7 million of interest for finance and operating leases:

(Dollars in millions)	Years ended December 31,
	2025	2026	2027	2028	2029	2030 and thereafter
Finance lease obligations	$16	$13	$10	$9	$6	$3
Operating lease obligations	3	3	2	1	1	—
Total lease obligations	$19	$16	$12	$10	$7	$3

The following table provides lease cost and other information:

(Dollars in millions)	Years ended December 31,
	2024	2023	2022
Lease cost:
Finance lease cost	$16	$14	$14
Operating lease cost	3	3	5
Total lease cost	$19	$17	$19

Other information finance leases:
Finance cash outflows	$17	$16	$15
Weighted average discount rate	4.88%	4.35%	3.20%
Weighted average remaining lease term in years	3.96	3.89	3.49

Other information operating leases:
Operating cash outflows	$3	$3	$4
Weighted average discount rate	4.44%	4.66%	3.44%
Weighted average remaining lease term in years	3.47	4.30	4.53

Cincinnati Financial Corporation - 2024 10-K - Page 159

NOTE 9 – Shareholders’ Equity and Dividend Restrictions
Declared cash dividends per share were $3.24, $3.00 and $2.76 for the years ended December 31, 2024, 2023 and 2022, respectively.

Our lead insurance subsidiary, The Cincinnati Insurance Company, paid dividends to the parent company of $290 million, $526 million and $729 million in 2024, 2023 and 2022, respectively. State regulatory requirements restrict the dividends insurance subsidiaries can pay. Generally, the most our lead insurance subsidiary can pay without prior regulatory approval is the greater of 10% of statutory capital and surplus or 100% of statutory net income for the prior calendar year. Dividends exceeding these limitations may be paid only with approval of the insurance department of the domiciliary state. During 2025, the total that our lead insurance subsidiary may pay in dividends is approximately $1.245 billion.

Dividend payments from Cincinnati Global to the parent company are subject to regulation by U.K. law. Cincinnati Global paid no dividends to the parent company in 2024, 2023 or 2022.

Cincinnati Financial Corporation - 2024 10-K - Page 160

Accumulated Other Comprehensive Income
The table below shows beginning and end of year accumulated other comprehensive income (AOCI) for investments, pension obligations, life policy reserves, reinsurance recoverable and other. The changes from the beginning of year to the end of year are the result of changes to other comprehensive income or loss (OCI).

(Dollars in millions)	2024			2023			2022
	Before tax	Income tax	Net	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, January 1	$(570)	$(123)	$(447)	$(847)	$(182)	$(665)	$792	$165	$627
OCI before investment gains and losses, net, recognized in net income	(99)	(20)	(79)	255	55	200	(1,642)	(347)	(1,295)
Investment gains and losses, net, recognized in net income	116	24	92	22	4	18	3	—	3
OCI	17	4	13	277	59	218	(1,639)	(347)	(1,292)
AOCI, December 31	$(553)	$(119)	$(434)	$(570)	$(123)	$(447)	$(847)	$(182)	$(665)

Pension obligations:
AOCI, January 1	$30	$8	$22	$36	$9	$27	$27	$7	$20
OCI excluding amortization recognized in net income	44	9	35	2	1	1	12	2	10
Amortization recognized in net income	1	—	1	(8)	(2)	(6)	(3)	—	(3)
OCI	45	9	36	(6)	(1)	(5)	9	2	7
AOCI, December 31	$75	$17	$58	$30	$8	$22	$36	$9	$27

Life policy reserves, reinsurance recoverable and other:
AOCI, January 1	$(13)	$(3)	$(10)	$29	$5	$24	$(444)	$(94)	$(350)
OCI before investment gains and losses, net, recognized in net income	98	21	77	(42)	(8)	(34)	473	99	374
Investment gains and losses, net, recognized in net income	—	—	—	—	—	—	—	—	—
OCI	98	21	77	(42)	(8)	(34)	473	99	374
AOCI, December 31	$85	$18	$67	$(13)	$(3)	$(10)	$29	$5	$24

Summary of AOCI:
AOCI, January 1	$(553)	$(118)	$(435)	$(782)	$(168)	$(614)	$375	$78	$297
Investments OCI	17	4	13	277	59	218	(1,639)	(347)	(1,292)
Pension obligations OCI	45	9	36	(6)	(1)	(5)	9	2	7
Life policy reserves, reinsurance recoverable and other OCI	98	21	77	(42)	(8)	(34)	473	99	374
Total OCI	160	34	126	229	50	179	(1,157)	(246)	(911)
AOCI, December 31	$(393)	$(84)	$(309)	$(553)	$(118)	$(435)	$(782)	$(168)	$(614)

Investment gains and losses, net, and other investment gains and losses, net, are recorded in the investment gains and losses, net, line item in the consolidated statements of income. Amortization on pension obligations is recorded in the insurance losses and contract holders' benefits and underwriting, acquisition and insurance expenses line items in the consolidated statements of income.
Cincinnati Financial Corporation - 2024 10-K - Page 161

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

The table below summarizes our consolidated property casualty insurance net written premiums, earned premiums and incurred loss and loss expenses:

(Dollars in millions)	Years ended December 31,
	2024	2023	2022
Direct written premiums	$8,994	$7,784	$7,002
Assumed written premiums	676	597	619
Ceded written premiums	(427)	(335)	(314)
Net written premiums	$9,243	$8,046	$7,307

Direct earned premiums	$8,338	$7,407	$6,677
Assumed earned premiums	642	569	561
Ceded earned premiums	(412)	(331)	(314)
Earned premiums	$8,568	$7,645	$6,924

Direct incurred loss and loss expenses	$5,106	$4,843	$4,495
Assumed incurred loss and loss expenses	355	280	396
Ceded incurred loss and loss expenses	(25)	(165)	(175)
Incurred loss and loss expenses	$5,436	$4,958	$4,716

Our life insurance company purchases reinsurance for protection of a portion of risks that are written. Primary components of our life reinsurance program include individual mortality coverage, aggregate catastrophe and accidental death coverage in excess of certain deductibles.

The table below summarizes our consolidated life insurance earned premiums and contract holders' benefits incurred:

(Dollars in millions)	Years ended December 31,
	2024	2023	2022
Direct earned premiums	$404	$394	$379
Ceded earned premiums	(83)	(81)	(78)
Earned premiums	$321	$313	$301

Direct contract holders' benefits incurred	$358	$391	$394
Ceded contract holders' benefits incurred	(57)	(75)	(91)
Contract holders' benefits incurred	$301	$316	$303

The ceded benefits incurred can vary depending on the type of life insurance policy held and the year the policy was issued.

Cincinnati Financial Corporation - 2024 10-K - Page 162

NOTE 11 – Income Taxes
The significant components of deferred tax assets and liabilities included in the consolidated balance sheets at December 31 were as follows:

(Dollars in millions)	At December 31,
	2024	2023
Deferred tax assets:
Unearned premiums	$193	$165
Loss and loss expense reserves	141	120
Net operating loss on international earnings	19	26
Foreign tax credits	23	—
Other	80	70
Total gross deferred tax assets	456	381
Deferred tax liabilities:
Investment gains and other, net	1,434	1,290
Deferred acquisition costs	212	184
Life policy reserves	96	104
Deferred international earnings	56	21
Investments	55	35
Other	79	71
Total gross deferred tax liabilities	1,932	1,705
Net deferred income tax liability	$1,476	$1,324

Deferred tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount recognized for tax purposes.

Deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized. After considering all positive and negative evidence of taxable income in the carryback and carryforward periods as permitted by law, we believe it is more likely than not that all of the deferred tax assets on our U.S. domestic operations will be realized. As a result, we have no valuation allowance at December 31, 2024 and 2023, for our U.S. domestic operations.

For financial reporting purposes, income (loss) before income taxes includes the following components:

(Dollars in millions)	For the years ended December 31,
	2024	2023	2022
United States	$2,766	$2,195	$(719)
International	92	81	25
Total income (loss) before income taxes	$2,858	$2,276	$(694)

Cincinnati Financial Corporation - 2024 10-K - Page 163

The provision (benefit) for income taxes consists of:

(Dollars in millions)	For the years ended December 31,
	2024	2023	2022
Provision (benefit) for income taxes:
Current – United States federal	$445	$209	$148
International	4	1	—
Total current	449	210	148
Deferred – United States federal	101	216	(355)
International	16	7	—
Total deferred	117	223	(355)
Total provision (benefit) for income taxes	$566	$433	$(207)

The differences between the 21% statutory federal income tax rate and our effective income tax rate were as follows:

(Dollars in millions)	Years ended December 31,
	2024		2023		2022
Tax at statutory rate:	$600	21.0%	$478	21.0%	$(146)	21.0%
Increase (decrease) resulting from:
Tax-exempt income from municipal bonds	(21)	(0.7)	(21)	(0.9)	(20)	2.9
Dividend received exclusion	(22)	(0.8)	(22)	(1.0)	(21)	3.0
Release of unrecognized tax benefit	—	—	—	—	(34)	4.9
Other	9	0.3	(2)	(0.1)	14	(2.0)
Provision (benefit) for income taxes	$566	19.8%	$433	19.0%	$(207)	29.8%

The provision (benefit) for federal income taxes is based upon the filing of a consolidated income tax return for the company and its domestic subsidiaries within the United States. We had no operating or capital loss carryforwards in the United States at December 31, 2024 and 2023. As more fully discussed below, Cincinnati Global, has operating loss carryforwards in the United Kingdom.

Unrecognized Tax Benefits
During 2022, we received favorable guidance from the Internal Revenue Service (IRS) supporting our tax position related to our unrecognized tax benefit set up in 2018. As a result of this guidance, we released our $34 million gross unrecognized tax benefit liability at December 31, 2022. The $34 million release was recognized as an additional income tax benefit and is shown separately in our effective income tax rate reconciliation. We had no unrecognized tax benefit at December 31, 2024 or 2023.

During the third quarter of 2024, we were notified by the IRS that the audit of tax years ended December 31, 2021 and 2020, has concluded. Despite the closure, the statute of limitations remains open through September 2025 for these two tax years. The statute of limitations is closed for tax years ended December 31, 2019 and earlier and is open for tax years ended December 31, 2022 and later.

In addition to our IRS filings, we file income tax returns with immaterial amounts in various state jurisdictions and record these amounts in our provision for income taxes for both current and deferred taxes. The statute of limitations for state income tax purposes has closed for tax years ended December 31, 2020 and earlier.

Cincinnati Global operates in the United Kingdom and as such, is subject to tax in that jurisdiction. The statute of limitations for tax return review by His Majesty’s Revenue and Customs (HMRC) has closed for tax returns with a submission deadline ended December 31, 2022, and earlier. There are currently no tax returns under review by HMRC.

Income taxes paid in our consolidated statements of cash flows are shown net of refunds received. We received no refund in 2024, a $2 million refund in 2023 and no refund in 2022.
Cincinnati Financial Corporation - 2024 10-K - Page 164

Cincinnati Global
Deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized. After considering all positive and negative evidence of taxable income in the carryback and carryforward periods as permitted by law, we believe it is more likely than not that all of the deferred tax assets of Cincinnati Global will be realized. As a result, we had no valuation allowance at December 31, 2024 or 2023. We had a valuation allowance of $31 million at December 31, 2022.

The following is a tabular reconciliation of the total amounts of our Cincinnati Global valuation allowance:

(Dollars in millions)	Years ended December 31,
	2024	2023	2022
Valuation allowance, January 1	$—	$31	$53
Current year operations	—	(31)	(22)
Valuation allowance, December 31	$—	$—	$31

Cincinnati Global had no operating loss carryforwards in the United States and $78 million in the United Kingdom at December 31, 2024, and none in the United States and $100 million in the United Kingdom at December 31, 2023. These Cincinnati Global losses can only be utilized within the Cincinnati Global group in both the United States and in the United Kingdom and cannot offset the income of our domestic operations in the United States.
Cincinnati Financial Corporation - 2024 10-K - Page 165

NOTE 12 – Net Income (Loss) Per Common Share
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are computed based on the weighted average number of common and dilutive potential common shares outstanding using the treasury stock method. The table shows calculations for basic and diluted earnings per share:

(In millions, except per share data)	Years ended December 31,
	2024	2023	2022
Numerator:
Net income (loss)—basic and diluted	$2,292	$1,843	$(487)
Denominator:
Basic weighted-average common shares outstanding	156.4	157.0	158.8
Effect of share-based awards:
Stock options	0.8	0.7	—
Nonvested shares	0.6	0.4	—
Diluted weighted-average shares	157.8	158.1	158.8
Earnings (loss) per share:
Basic	$14.65	$11.74	$(3.06)
Diluted	14.53	11.66	(3.06)
Number of anti-dilutive share-based awards	1.1	1.3	2.2

The sources of dilution of our common shares are certain equity-based awards as discussed in Note 17, Share-Based Associate Compensation Plans. The above table includes the number of anti-dilutive share-based awards at year-end 2024, 2023 and 2022. In accordance with Accounting Standards Codification 260, Earnings per Share, the assumed exercise of share-based awards were excluded from the computation of diluted loss per share for the year-ended 2022, because their exercise would have anti-dilutive effects.
Cincinnati Financial Corporation - 2024 10-K - Page 166

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

We sponsor a defined contribution plan (401(k) plan) for eligible associates with matching company contributions totaling $29 million, $26 million and $24 million during the years 2024, 2023 and 2022, respectively. Associates who are not accruing benefits under the pension plan are eligible to receive the company match of up to 6% of cash compensation. Participants vest in the company match for the 401(k) plan after three years of eligible service.

We maintain a supplemental executive retirement plan (SERP) with a benefit obligation of $13 million at year-end 2024 and $11 million at year-end 2023, which is included in the projected benefit obligation. The company also makes available to a select group of associates the CFC Top Hat Savings Plan, a nonqualified deferred compensation plan, which had a fair value of $87 million and $67 million at December 31, 2024 and 2023, respectively. Company matching contributions to the CFC Top Hat Savings Plan totaled approximately $1 million for the years 2024, 2023 and 2022, respectively.

Defined Benefit Pension Plan Assumptions
We evaluate our pension plan assumptions annually and update them as necessary. This is a summary of the weighted-average assumptions used to determine our benefit obligations at December 31 for the plans:

	Qualified Pension Plan		SERP
	2024	2023	2024	2023
Discount rate	5.68%	5.04%	5.66%	5.11%
Rate of compensation increase	4.00	4.00	4.00	4.00

To determine the discount rate for each plan, a theoretical settlement portfolio of high-quality rated corporate bonds was chosen to provide payments approximately matching the plan’s projected benefit payments. A single interest rate for each plan was determined resulting in a discounted value of the plan's benefit payments that equates to the market value of the selected bonds. The discount rate is reflective of current market interest rate conditions and our plan's liability characteristics. Based on this analysis, we increased the rate from the prior year by 0.64 percentage points for the qualified pension plan and by 0.55 percentage points for the SERP. Compensation increase assumptions reflect anticipated rates of inflation, real return on wage growth and merit and promotional increases. The mortality assumption is updated annually to reflect the updated mortality scales. The Pri-2012 tables with Scale MP-2021 was used for the years 2024, 2023 and 2022.

This is a summary of the weighted-average assumptions used to determine our net periodic benefit cost for the plans:

	Qualified Pension Plan			SERP
	2024	2023	2022	2024	2023	2022
Discount rate	5.04%	5.34%	2.97%	5.11%	5.42%	2.90%
Expected return on plan assets	7.00	7.00	7.00	n/a	n/a	n/a
Rate of compensation increase	4.00	4.50	2.25-3.25	4.00	4.50	2.25-3.25

The discount rate was decreased by 0.30 percentage points for the qualified pension plan and 0.31 percentage points for the SERP due to market interest rate conditions at the beginning of 2024. The discount rate assumptions for our benefit obligation generally track with high-quality rated corporate bond yields chosen in our theoretical settlement portfolio, and yearly adjustments reflect any changes to those bond yields. We believe the expected
Cincinnati Financial Corporation - 2024 10-K - Page 167

return on plan assets is representative of the expected long-term rate of return on these assets, which is consistent with 2024 expectations of interest rates and based partially on the fact that the plan’s common stock holdings pay dividends. We review historical actual return on plan assets when determining our expected long-term rate of return. Total portfolio return for 2024 was 18.7% and for 2023 was 11.8%. Our compensation increase assumptions in 2024 reflect anticipated rates of inflation, real return on wage growth and merit and promotional increases.

Benefit obligation activity using an actuarial measurement date for our qualified pension plan and SERP at December 31 follows:

(Dollars in millions)	At December 31,
	2024	2023
Change in projected benefit obligation:
Benefit obligation, January 1	$263	$282
Service cost	6	6
Interest cost	13	13
Actuarial loss (gain)	(9)	10
Benefits paid	(15)	(48)
Projected benefit obligation, December 31	$258	$263

Change in plan assets:
Fair value of plan assets, January 1	$317	$332
Actual return on plan assets	56	33
Benefits paid	(15)	(48)
Fair value of plan assets, December 31	$358	$317

Funded status, December 31	$100	$54

Accumulated benefit obligation	$243	$247

Our funded status for 2024 compared to 2023 improved primarily due to higher year over year return on plan assets and increases in the actuarial gain resulting from increases in discount rates.
Cincinnati Financial Corporation - 2024 10-K - Page 168

A reconciliation follows of the funded status for our qualified plan and SERP at the end of the measurement period to the amounts recognized in the consolidated balance sheets at December 31:

(Dollars in millions)	At December 31,
	2024	2023
Pension amounts recognized in the consolidated balance sheets:
Other assets	$100	$54
Total	$100	$54

Pension amounts recognized in accumulated other comprehensive income:
Net actuarial gain	$(76)	$(31)
Prior service cost	1	1
Total	$(75)	$(30)

Below are the components of our net periodic benefit cost, as well as other changes in plan assets and benefit obligations recognized in other comprehensive income for our qualified plan and SERP at December 31:

(Dollars in millions)	Years ended December 31,
	2024	2023	2022
Net periodic benefit cost:
Service cost	$6	$6	$9
Non-service costs (benefit):
Interest cost	13	13	10
Expected return on plan assets	(21)	(21)	(22)
Amortization of actuarial (gain) loss and prior service cost	1	(2)	—
Other	—	(6)	(3)
Net periodic benefit	$(1)	$(10)	$(6)

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial gain	$(44)	$(2)	$(12)
Amortization and recognition of actuarial gain (loss)	(1)	8	3
Total recognized in other comprehensive (income) loss	$(45)	$6	$(9)
Total recognized in net periodic benefit and other comprehensive income	$(46)	$(4)	$(15)

The 2024 change in the amount recognized in other comprehensive income from 2023 is largely due to higher year over year return on plan assets and increases in actuarial gain resulting from increases in discount rates.

Service costs and non-service costs (benefit) are allocated in the same proportion primarily to underwriting, acquisition and insurance expenses line item with the remainder allocated to the insurance losses and contract holders' benefits line item on the consolidated statements of income for 2024, 2023 and 2022.

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

Including cash, during 2024 we held approximately 83% of our pension portfolio in domestic common equity investments. The remainder of the portfolio consisted of 10% percent in cash, 4% in United States
Cincinnati Financial Corporation - 2024 10-K - Page 169

government fixed-maturity investments, 2% in domestic corporate fixed-maturity investments, and 1% in states, municipalities and taxable political subdivisions fixed-maturity investments. Our common equity portfolio consisted of 31% in the information technology sector, 20% in the financial sector, 17% in the industrials sector, and 12% in the healthcare sector, at year-end 2024. No additional sectors accounted for 10% or more of our common equity portfolio balance at year-end 2024.

Investments in securities are valued based on the fair value hierarchy outlined in Note 3, Fair Value Measurements. The pension plan did not have any liabilities carried at fair value during the years ended December 31, 2024 and 2023. The following table shows the fair value hierarchy for those assets measured at fair value on a recurring basis at December 31, 2024 and 2023. Excluded from the table below is cash on hand of $36 million and $16 million at December 31, 2024 and 2023, respectively.

(Dollars in millions)	Level 1	Level 2	Level 3	Total
At December 31, 2024
Fixed maturities, available for sale:
United States government	$13	$—	$—	$13
Corporate	—	7	—	7
States, municipalities and political subdivisions	—	5	—	5
Total fixed maturities, available for sale	13	12	—	25
Common equities	297	—	—	297
Total	$310	$12	$—	$322

At December 31, 2023
Fixed maturities, available for sale:
United States government	$22	$—	$—	$22
Corporate	—	4	—	4
States, municipalities and political subdivisions	—	6	—	6
Total fixed maturities, available for sale	22	10	—	32
Common equities	269	—	—	269
Total	$291	$10	$—	$301

Our pension plan assets included 100,610 shares of the company’s common stock, which had a fair value of $14 million and $10 million at December 31, 2024 and 2023, respectively. The defined benefit pension plan did not purchase or sell any of our common stock during 2024 or 2023. The company paid less than $1 million in both 2024 and 2023 in cash dividends on our common stock to the pension plan.

We estimate $8 million of benefit payments from the SERP during 2025. We expect to make the following benefit payments for our qualified plan and SERP, reflecting expected future service:

(Dollars in millions)	Years ended December 31,
	2025	2026	2027	2028	2029	2030 - 2034
Expected future benefit payments	$40	$29	$30	$31	$30	$120

Cincinnati Financial Corporation - 2024 10-K - Page 170

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

(Dollars in millions)	Net income			Capital and surplus
	Years ended December 31,			At December 31,
	2024	2023	2022	2024	2023
The Cincinnati Insurance Company	$1,245	$607	$520	$8,603	$7,294
The Cincinnati Casualty Company	28	13	14	555	517
The Cincinnati Indemnity Company	6	3	4	138	130
The Cincinnati Specialty Underwriters Insurance Company	86	76	61	699	611
The Cincinnati Life Insurance Company	96	90	64	508	414

NOTE 15 – Transactions With Affiliated Parties
We paid certain officers and directors, or insurance agencies of which they are shareholders, commissions of $10 million, $9 million and $9 million on premium volume of $55 million, $51 million and $47 million for 2024, 2023 and 2022, respectively.

Cincinnati Financial Corporation - 2024 10-K - Page 171

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

Cincinnati Financial Corporation - 2024 10-K - Page 172

NOTE 17 – Share-Based Associate Compensation Plans
Four equity compensation plans currently permit us to grant various types of equity awards. We currently grant incentive stock options, nonqualified stock options, service-based restricted stock units and performance-based restricted stock units to associates, including some with market-based performance objectives under our shareholder-approved plans. We also have a Holiday Stock Plan that permits annual awards of one share of common stock to each full-time associate for each full calendar year of service up to a maximum of 10 shares. One of our equity compensation plans permits us to grant stock to our outside directors as a component of their annual compensation. We used treasury shares for share-based compensation award issues or exercises during 2024 and 2023.

Share-based compensation cost after tax was $37 million, $32 million and $29 million for the years ended
December 31, 2024, 2023 and 2022, respectively. The related income tax benefit recognized was $9 million,$8 million and $7 million for the years ended December 31, 2024, 2023 and 2022, respectively. Options exercised during the years ended December 31, 2024, 2023 and 2022, had intrinsic value of $32 million, $14 million and $21 million, respectively. Intrinsic value is the market price less the exercise price. Options vested during the years ended December 31, 2024 and 2022 had total intrinsic value of $12 million and $2 million, respectively. Options vested during the year ended December 31, 2023 had no intrinsic value because the weighted average exercise price was greater than the market price on the reporting date.

As of December 31, 2024, we had $44 million of unrecognized total compensation cost related to nonvested stock options and restricted stock unit awards. That cost will be recognized over a weighted-average period of 1.7 years.

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
•Dividend yield is determined by dividing the annualized per share dividend by the stock price on the date of grant.
•Risk-free rates are the implied yield currently available on zero-coupon U.S. Treasury issues with a remaining term approximating the expected term.
The following weighted average assumptions were used in determining fair value for option grants issued:

	2024	2023	2022
Weighted-average expected term	8-9 years	8-9 years	7-9 years
Expected volatility	28.94-29.98%	28.25-29.61%	26.34-28.87%
Dividend yield	2.88%	2.39%	2.23%
Risk-free rates	4.38-4.41%	3.98-3.99%	1.90-1.92%
Weighted-average fair value of options granted during the period	$33.05	$38.22	$30.34

Cincinnati Financial Corporation - 2024 10-K - Page 173

Below is a summary of option information for the year 2024:

(Dollars in millions, except exercise price. Shares in thousands)	Shares	Weighted- average exercise price	Aggregate intrinsic value	Weighted-average remaining contractual life
Outstanding option shares at January 1, 2024	3,647	$92.36
Granted	490	112.36
Exercised	(587)	72.60
Forfeited or expired	(46)	86.10
Outstanding option shares at December 31, 2024	3,504	98.54	$158	5.46 years

Options exercisable at end of period	2,672	$92.51	$137	4.50 years

Cash received from the exercise of options was $10 million, $9 million and $10 million for the years ended December 31, 2024, 2023 and 2022, respectively. We acquired 259,224, 72,549 and 80,538 shares totaling
$33 million, $8 million and $10 million, respectively, from associates in consideration for option exercises during 2024, 2023 and 2022. The weighted-average remaining contractual life for options expected to vest as of December 31, 2024, was 8.54 years.

Under all active shareholder approved plans, a total of 19.3 million shares were authorized to be granted. At December 31, 2024, 11.4 million shares remained available for future issuance under the plans. During 2024, we granted 9,779 shares of common stock to our directors for 2023 board service fees.

Restricted Stock Units
Service-based restricted stock units granted to associates are valued at fair value of the shares on the date of grant less the present value of the dividends that holders of restricted stock units do not receive on the shares underlying the restricted stock units during the vesting period. Service-based restricted stock units generally cliff vest three years after the date of grant. We also grant restricted stock units which vest on a three year ratable vesting schedule. Service-based restricted stock units vested during the year had an intrinsic value of $23 million, $22 million and $32 million for the years ended December 31, 2024, 2023 and 2022, respectively.

We have performance-based awards that vest on the first day of March after a three-calendar-year performance period. These awards vest according to the level of three-year total shareholder return achieved compared with a peer group over a three-year performance period with payouts ranging from 0% to 200% for awards granted in 2024, 2023 and 2022. Three-year total shareholder return is calculated by using annualized total return of a stock to an investor due to capital gain appreciation plus reinvestment of all dividends.

For the three-year performance period ended December 31, 2024, our total shareholder return exceeded three of our nine peers. We expect 30% payout of these shares to occur in March 2025. During 2024 and 2023, no shares of performance-based restricted stock units were issued for the three-year performance period ended December 31, 2023 and 2022, as our total shareholder return exceeded two of eight peers in our 2021 peer group and one of eight peers in our 2020 peer group. Performance-based awards vested during the year end December 31, 2022 had an intrinsic value of $6 million.

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
Cincinnati Financial Corporation - 2024 10-K - Page 174

•Dividend yield assumption is based on our current expected annual cash dividend and the valuation date stock price.
•Risk-free rates are equal to the yield, as of the measurement date, of the zero-coupon U.S. Treasury bill that is commensurate with the performance measurement period.
The following assumptions were used in determining fair value for performance-based grants issued:

	2024	2023	2022
Expected term	2.86 years	2.86 years	2.86 years
Expected volatility	21.33-42.97%	25.98-47.73%	30.09-49.28%
Dividend yield	2.88%	2.37%	2.19%
Risk-free rates	4.41%	4.32%	1.64%

Below is a summary of service-based and performance-based share information, assuming a target payout for performance-based shares, for the year 2024:

(Shares in thousands)	Service-based shares	Weighted- average grant date fair value	Performance-based shares	Weighted- average grant date fair value
Nonvested at January 1, 2024	496	$106.52	187	$144.05
Granted	219	103.40	92	101.29
Vested	(204)	91.91	—	—
Forfeited or canceled	(13)	110.58	(49)	112.68
Nonvested at December 31, 2024	498	111.03	230	133.60

Cincinnati Financial Corporation - 2024 10-K - Page 175

NOTE 18 – Segment Information
We operate primarily in two industries, property casualty insurance and life insurance. Our CODM is the chief executive officer who regularly reviews our reporting segments to make decisions about allocating resources and assessing performance. Our reporting segments are:
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

Income or loss before income taxes for each segment are reported based on the nature of that business area’s operations:
•Income or loss before income taxes for the insurance segments is defined as underwriting profit or loss.
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
•Income or loss before income taxes for the investments segment is net investment income plus investment gains and losses for investments of the entire company, minus investment interest credited to contract holders of the life insurance segment.
•Income or loss before income taxes for the Other category is primarily due to Cincinnati Re and Cincinnati Global premiums earned minus loss and loss expenses and underwriting expenses incurred. It also includes interest expense from debt of the parent company as well as operating expenses of our headquarters.

For all segments, the CODM uses income or loss before income taxes, and its components, to allocate resources (including associate, financial and capital resources) primarily during the annual budgeting and forecasting process and throughout the year as necessary. For the commercial lines, personal lines, excess and surplus and life segments, the CODM uses this metric to assess performance by analyzing the relationship between premium revenue and loss and loss expenses and underwriting expenses. As part of this analysis, the drivers and components of those revenue and expense items, such as pricing, exposure growth and inflation, are also considered as necessary. For the investments segment, the CODM considers overall investment performance as well as current conditions to invest available cash flow in both fixed-maturity and equity securities in a manner that balances current income needs with longer-term investment growth goals.

We do not separately report the identifiable assets of property casualty insurance for the commercial, personal and excess and surplus lines segments or for Cincinnati Re because we do not use that measure to analyze performance. We include all investment portfolio assets, regardless of ownership, in the investments segment.

Cincinnati Financial Corporation - 2024 10-K - Page 176

Segment information is summarized in the following table:

(Dollars in millions)	Years ended December 31,
	2024	2023	2022
Commercial lines insurance
Commercial lines insurance premiums	$4,486	$4,264	$4,024
Fee revenues	4	4	4
Total commercial lines insurance revenues	4,490	4,268	4,028
Loss and loss expenses	2,795	2,787	2,761
Underwriting expenses	1,384	1,313	1,229
Total commercial lines income before income taxes	311	168	38

Personal lines insurance
Personal lines insurance premiums	2,623	2,044	1,689
Fee revenues	5	4	4
Total personal lines insurance revenues	2,628	2,048	1,693
Loss and loss expenses	1,795	1,442	1,166
Underwriting expenses	762	610	509
Total personal lines income (loss) before income taxes	71	(4)	18

Excess and surplus lines insurance
Excess and surplus lines insurance premiums	615	542	485
Fee revenues	3	3	2
Total excess and surplus lines insurance revenues	618	545	487
Loss and loss expenses	411	350	315
Underwriting expenses	167	141	124
Total excess and surplus lines income before income taxes	40	54	48

Life insurance
Life insurance premiums	321	313	301
Fee revenues	5	10	4
Total life insurance revenues	326	323	305
Contract holders' benefits incurred	301	316	303
Investment interest credited to contract holders	(125)	(121)	(109)
Underwriting expenses incurred	93	87	84
Total life insurance income before income taxes	57	41	27

Investments
Investment income, net of expenses	1,025	894	781
Investment gains and losses, net	1,391	1,127	(1,467)
Total investment revenue	2,416	2,021	(686)
Investment interest credited to contract holders	125	121	109
Total investment income (loss) before income taxes	2,291	1,900	(795)

Reconciliation to consolidated income (loss) before income taxes
Total segment revenues	10,478	9,205	5,827
Other earned premiums	844	795	726
Other revenues	15	13	10
Total revenues	11,337	10,013	6,563
Total segment benefits and expenses	7,708	7,046	6,491
Other loss and loss expenses	435	379	474
Other underwriting expenses	251	233	216
Other benefits and expenses	85	79	76
Total benefits and expenses	8,479	7,737	7,257
Total income (loss) before income taxes	$2,858	$2,276	$(694)

Cincinnati Financial Corporation - 2024 10-K - Page 177

Identifiable assets by segment are summarized in the following table:

(Dollars in millions)	December 31,	December 31,
	2024	2023
Identifiable assets:
Property casualty insurance	$5,927	$5,294
Life insurance	1,658	1,562
Investments	27,887	24,999
Other	1,029	914
Total	$36,501	$32,769

Cincinnati Financial Corporation - 2024 10-K - Page 178

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company’s management, with the participation of the company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of December 31, 2024. Based upon that evaluation, the company’s chief executive officer and chief financial officer concluded that the design and operation of the company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure that:
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

Changes in Internal Control over Financial Reporting – During the three months ended December 31, 2024, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring and assessing any potential impact on the design and operating effectiveness of our internal controls over financial reporting related to the alternating of associate schedules between working at our headquarters and working from remote locations. Management’s Annual Report on Internal Control Over Financial Reporting and the Report of the Independent Registered Public Accounting Firm are set forth in Item 8.

ITEM 9B. Other Information
Neither the company nor any of our officers or directors adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement as defined by Item 408(a) and Item 408(d) of Regulation S-K during the last fiscal quarter.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
This item is not applicable to the company.
Cincinnati Financial Corporation - 2024 10-K - Page 179

Part III
Our Proxy Statement will be filed with the SEC no later than April 30, 2025, in preparation for the 2025 Annual Meeting of Shareholders scheduled for May 3, 2025. As permitted in Paragraph G(3) of the General Instructions for Form 10-K, we are incorporating by reference, to that statement, portions of the information required by Part III as noted in Item 10 through Item 14 below.

ITEM 10.    Directors, Executive Officers and Corporate Governance
a) The following sections of our Proxy Statement for our 2025 Annual Meeting of Shareholders to be held May 3, 2025, are incorporated herein by reference: “Delinquent Section 16(a) Reports,” under the principal heading "Security Ownership of Principal Shareholders and Management", “Information about the Board of Directors,” and “Governance of Your Company.”
b) Information about the “Code of Ethics for Senior Financial Officers” appeared in the 2004 Proxy Statement as an appendix and is available at investors.cinfin.com. Our Code of Ethics applies to those who are responsible for preparing and disclosing our financial information. This includes our chief executive officer, chief financial officer and others performing similar functions.
c) Set forth below is information concerning the company’s executive officers who are not also directors of the company, as of February 24, 2025.

Name and Age as of	Primary Title(s) and Business Responsibilities	Executive
February 24, 2025	Since February 2020	Officer Since
Roger A. Brown, FSA, MAAA, CLU (53)	Senior vice president and chief operating officer of The Cincinnati Life Insurance Company. Responsible for life insurance underwriting and operations.	2016
Dawn Chapel, CPCU, RPLU+, AIM, AIS, CRIS, APA, ARe, ASLI, AU (51)	Senior vice president of The Cincinnati Insurance Company. Responsible for excess and surplus lines underwriting and operations of The Cincinnati Specialty Underwriters Insurance Company and CSU Producer Resources Inc. From 2020 to 2025, responsible for brokerage operations of CSU Producer Resources. Vice president until 2025.	2025
Teresa C. Cracas, Esq. (59)	Chief risk officer and executive vice president of The Cincinnati Insurance Company. Responsible for strategic planning and risk management, including executive oversight of modeling for financial analysis, property casualty reserving and pricing, strategic innovation, ceded reinsurance programs, corporate marketing and communications, human resources and policyholder experience. Senior vice president until 2022.	2011
Angela O. Delaney (56)	Senior vice president of The Cincinnati Insurance Company. Responsible for property casualty insurance sales and marketing operations, including management of field underwriters and independent agency relationships.	2020
Donald J. Doyle, Jr., CPCU, AIM (58)	Senior vice president of The Cincinnati Insurance Company. Currently a director of the property casualty subsidiaries along with the insurance brokerage subsidiary. Until 2025, responsible for excess and surplus lines underwriting and operations of The Cincinnati Specialty Underwriters Insurance Company and CSU Producer Resources Inc.	2008
Sean M. Givler, CIC, CRM (49)	Executive vice president of The Cincinnati Insurance Company. Responsible for commercial insurance and life insurance, including executive oversight of Commercial Lines, Management Liability & Surety, Sales & Marketing and The Cincinnati Life Insurance Company. Senior vice president of commercial lines until 2025.	2017
Theresa A. Hoffer (63)	Senior vice president and treasurer of The Cincinnati Insurance Company. Responsible for corporate accounting and SEC reporting operations.	2017
Cincinnati Financial Corporation - 2024 10-K - Page 180

Name and Age as of	Primary Title(s) and Business Responsibilities	Executive
February 24, 2025	Since February 2020	Officer Since
Thomas C. Hogan, Esq. (54)	Chief legal officer, executive vice president and corporate secretary of Cincinnati Financial Corporation. Responsible for corporate legal, governance and compliance activities, including executive oversight of regulatory and compliance, government relations, litigation and contract administration. Senior vice president and associate general counsel until 2024.	2024
John S. Kellington (63)	Chief information officer and executive vice president of The Cincinnati Insurance Company. Responsible for enterprise technology platforms and related activities. Senior vice president until 2022.	2010
Marc J. Schambow, CPCU, AIM, ASLI (59)	Chief claims officer and senior vice president of The Cincinnati Insurance Company. Responsible for all headquarters and field claims operations, including special investigations and claims administration. Vice president of field claims until 2020.	2022
Scott Schuler (41)	Senior vice president of The Cincinnati Insurance Company. Responsible for all personal lines operations, including underwriting, insurance regulatory filings and product and risk management. Vice president of personal lines underwriting until 2025.	2025
Michael J. Sewell, CPA (61)	Chief financial officer, principal accounting officer, executive vice president and treasurer of Cincinnati Financial Corporation. Chief operating officer of CFC Investment Company, a commercial lease and finance subsidiary. Responsible for accounting, finance and financial reporting, including executive oversight of purchasing, investor relations, shareholder services, administrative services and facilities maintenance and security. Senior vice president until 2022.	2011
Steven A. Soloria, CFA, CPCU (58)	Chief investment officer and executive vice president of Cincinnati Financial Corporation. Responsible for all investment operations. Senior vice president of The Cincinnati Insurance Company until 2023. Vice president of investments until 2022.	2023
Chet Swisher (47)	Senior vice president of The Cincinnati Insurance Company. Responsible for standard commercial lines underwriting and operations, including management liability insurance, machinery and equipment insurance, surety bonds, loss control services and premium audit. Vice president of commercial key accounts until 2025.	2025
William H. Van Den Heuvel (58)	Executive vice president of The Cincinnati Insurance Company. Responsible for specialty insurance and personal lines insurance operations, including executive oversight of Personal Lines, Excess & Surplus Lines, Cincinnati Re – the company’s reinsurance assumed operations – and the activities of Cincinnati Global Underwriting Ltd., a London-based, global specialty underwriter for Lloyd's Syndicate 318. Senior vice president of personal lines until 2025.	2014

Cincinnati Financial Corporation - 2024 10-K - Page 181

ITEM 11.    Executive Compensation
The “Compensation of Named Executive Officers and Directors,” section of our Proxy Statement for our Annual Meeting of Shareholders to be held May 3, 2025, is incorporated herein by reference. It includes the “Report of the Compensation Committee,” “Compensation Committee Interlocks and Insider Participation” and the “Compensation Discussion and Analysis.”

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters
a) The “Security Ownership of Principal Shareholders and Management” section of our Proxy Statement for our Annual Meeting of Shareholders to be held May 3, 2025, is incorporated herein by reference.
b) Information on securities authorized for issuance under equity compensation plans appears in Part II, Item 5, Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Additional information on share-based compensation under our equity compensation plans is available in Item 8, Note 17 of the Consolidated Financial Statements.

Cincinnati Financial Corporation - 2024 10-K - Page 182

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
The following sections of our Proxy Statement for our Annual Meeting of Shareholders to be held May 3, 2025, are incorporated herein by reference: “Governance of Your Company – Insider Trading,” “Governance of Your Company – Director Independence” and “Governance of Your Company – Certain Relationships and Transactions.”

ITEM 14.    Principal Accounting Fees and Services
The “Audit-Related Matters,” section of our Proxy Statement for our Annual Meeting of Shareholders to be held May 3, 2025, is incorporated herein by reference. It includes the “Proposal 5 – Ratification of Selection of Independent Registered Public Accounting Firm,” “Report of the Audit Committee,” “Fees Billed by the Independent Registered Public Accounting Firm” and “Services Provided by the Independent Registered Public Accounting Firm.”

Cincinnati Financial Corporation - 2024 10-K - Page 183

Part IV

ITEM 15.    Exhibit and Financial Statement Schedules
a) Financial Statements – information contained in Part II, Item 8, of this report, Page 119 to Page 177
b) Exhibits – see Index of Exhibits, Page 196
Schedule I – Summary of Investments – Other Than Investments in Related Parties, Page 185
Schedule II – Condensed Financial Statements of Parent Company, Page 187
Schedule III – Supplementary Insurance Information, Page 190
Schedule IV – Reinsurance, Page 192
Schedule V – Valuation and Qualifying Accounts, Page 193
Schedule VI – Supplementary Information Concerning Property Casualty Insurance Operations, Page 194

ITEM 16. Form 10-K Summary
This item is not applicable to the company.

Cincinnati Financial Corporation - 2024 10-K - Page 184

Schedule I

Cincinnati Financial Corporation and Subsidiaries
Summary of Investments - Other Than Investments in Related Parties
(Dollars in millions)	At December 31, 2024
Type of investment	Cost or amortized cost	Fair value	Balance sheet
Fixed maturities:
States, municipalities and political subdivisions:
The Cincinnati Insurance Company	$3,462	$3,335	$3,335
The Cincinnati Casualty Company	225	213	213
The Cincinnati Indemnity Company	50	48	48
The Cincinnati Life Insurance Company	439	374	374
The Cincinnati Specialty Underwriters Insurance Company	756	712	712
Cincinnati Financial Corporation	44	39	39
Total	4,976	4,721	4,721
United States government:
The Cincinnati Insurance Company	99	97	97
The Cincinnati Casualty Company	2	2	2
The Cincinnati Indemnity Company	3	3	3
Cincinnati Global Underwriting Ltd.	124	124	124
Total	228	226	226
Government-sponsored enterprises:
The Cincinnati Insurance Company	1,433	1,427	1,427
The Cincinnati Casualty Company	56	56	56
The Cincinnati Indemnity Company	13	13	13
The Cincinnati Life Insurance Company	410	408	408
The Cincinnati Specialty Underwriters Insurance Company	253	253	253
Cincinnati Global Underwriting Ltd.	7	7	7
Cincinnati Financial Corporation	110	110	110
Total	2,282	2,274	2,274
Foreign government:
Cincinnati Global Underwriting Ltd.	30	30	30
Total	30	30	30
All other corporate bonds:
The Cincinnati Insurance Company	5,297	5,198	5,198
The Cincinnati Casualty Company	110	101	101
The Cincinnati Indemnity Company	35	33	33
The Cincinnati Life Insurance Company	3,088	2,938	2,938
The Cincinnati Specialty Underwriters Insurance Company	475	448	448
Cincinnati Global Underwriting Ltd.	189	189	189
Cincinnati Financial Corporation	25	24	24
Total	9,219	8,931	8,931
Total fixed maturities	$16,735	$16,182	$16,182

Cincinnati Financial Corporation - 2024 10-K - Page 185

Schedule I (continued)

Cincinnati Financial Corporation and Subsidiaries
Summary of Investments - Other Than Investments in Related Parties
(Dollars in millions)	At December 31, 2024
Type of investment	Cost or amortized cost	Fair value	Balance sheet
Equity securities:
Common equities:
The Cincinnati Insurance Company	$2,006	$5,660	$5,660
The Cincinnati Casualty Company	53	179	179
The Cincinnati Indemnity Company	14	40	40
The Cincinnati Specialty Underwriters Insurance Company	94	364	364
CSU Producer Resources Inc.	15	30	30
Cincinnati Financial Corporation	1,386	4,563	4,563
Total	3,568	10,836	10,836
Nonredeemable preferred equities:
The Cincinnati Insurance Company	369	334	334
The Cincinnati Life Insurance Company	13	13	13
Cincinnati Financial Corporation	3	2	2
Total	385	349	349
Total equity securities	$3,953	$11,185	$11,185
Short-term investments:
Cincinnati Financial Corporation	298	298	298
Total short-term investments	$298	$298	$298
Other invested assets:
Policy loans:
The Cincinnati Life Insurance Company	$36	—	$36
Deposits at Lloyd's:
Cincinnati Global Underwriting Ltd.	16	—	16
Private equity:
The Cincinnati Insurance Company (1)	524	—	524
The Cincinnati Life Insurance Company (1)	6	—	6
Cincinnati Financial Corporation (1)	37	—	37
Real estate:
The Cincinnati Insurance Company (1)	55	—	55
The Cincinnati Life Insurance Company (1)	36	—	36
Cincinnati Financial Corporation (1)	3	—	3
Total other invested assets	$713	—	$713
Total investments	$21,699	—	$28,378

Notes to Schedule I:
 (1) These other invested assets are accounted for under the equity method.
Cincinnati Financial Corporation - 2024 10-K - Page 186

Schedule II

Cincinnati Financial Corporation (parent company only)
Condensed Balance Sheets
(Dollars in millions)	At December 31,
	2024	2023
Assets
Investments
Fixed maturities, at fair value (amortized cost: 2024—$179; 2023—$184)	$173	$176
Equity securities, at fair value (cost: 2024—$1,389; 2023—$1,645)	4,565	4,544
Short-term investments, at fair value (amortized cost: 2024—$298)	298	—
Other invested assets	40	49
Total investments	5,076	4,769
Cash and cash equivalents	167	138
Equity in net assets of subsidiaries	10,015	8,481
Investment income receivable	14	13
Land, building and equipment, net, for company use (accumulated depreciation: 2024—$174; 2023—$164)	142	138
Income tax receivable	9	4
Other assets	201	150
Due from subsidiaries	53	40
Total assets	$15,677	$13,733
Liabilities
Dividends declared but unpaid	$127	$118
Deferred federal income tax	697	624
Long-term debt	790	789
Other liabilities	128	104
Total liabilities	1,742	1,635
Shareholders' Equity
Common stock	397	397
Paid-in capital	1,502	1,437
Retained earnings	14,869	13,084
Accumulated other comprehensive income	(309)	(435)
Treasury stock, at cost	(2,524)	(2,385)
Total shareholders' equity	13,935	12,098
Total liabilities and shareholders' equity	$15,677	$13,733

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8.

Cincinnati Financial Corporation - 2024 10-K - Page 187

Schedule II (continued)

Cincinnati Financial Corporation (parent company only)
Condensed Statements of Income and Comprehensive Income
(Dollars in millions)	Years ended December 31,
	2024	2023	2022
Revenues
Investment income, net of expenses	$122	$109	$101
Investment gains and losses, net	644	644	(790)
Other revenue	15	15	15
Total revenues	781	768	(674)
Expenses
Interest expense	52	52	53
Other expenses	42	38	33
Total expenses	94	90	86
Income (Loss) Before Income Taxes and Earnings of Subsidiaries	687	678	(760)
Provision (Benefit) for Income Taxes	140	134	(161)
Net Income (Loss) Before Earnings of Subsidiaries	547	544	(599)
Increase in equity of subsidiaries	1,745	1,299	112
Net Income (Loss)	$2,292	$1,843	$(487)
Other Comprehensive Income (Loss), Net of Taxes
Change in unrealized gain on securities	2	4	(10)
Amortization of pension actuarial gains (losses) and prior service costs	36	(5)	7
Other Comprehensive Income (Loss), Net of Taxes Before Other Comprehensive Income (Loss) of Subsidiaries	38	(1)	(3)
Other comprehensive income (loss) of subsidiaries	88	180	(908)
Other comprehensive income (loss)	126	179	(911)
Comprehensive Income (Loss)	$2,418	$2,022	$(1,398)

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8.

Cincinnati Financial Corporation - 2024 10-K - Page 188

Schedule II (continued)

Cincinnati Financial Corporation (parent company only)
Condensed Statements of Cash Flows
(Dollars in millions)	Years ended December 31,
	2024	2023	2022
Cash Flows From Operating Activities
Net income	$2,292	$1,843	$(487)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization and other	4	10	9
Investment gains and losses, net	(641)	(644)	792
Dividends from subsidiaries	300	426	729
Changes in:
Increase in equity of subsidiaries	(1,745)	(1,299)	(112)
Current federal income taxes	(6)	1	(6)
Deferred income tax	64	144	(183)
Other assets	(4)	(12)	(7)
Other liabilities	3	3	1
Intercompany receivable for operations	21	95	28
Net cash provided by operating activities	288	567	764

Cash Flows From Investing Activities
Sale, call or maturity of fixed maturities	124	17	1
Sale of equity securities	665	138	192
Purchase of fixed maturities	(124)	(119)	(30)
Purchase of equity securities	(19)	(65)	(187)
Change in short-term investments, net	(295)	—	—
Investment in buildings and equipment	(14)	(10)	(4)
Change in other invested assets, net	9	—	(4)
Net cash (used in) received from investing activities	346	(39)	(32)

Cash Flows From Financing Activities
Payment of cash dividends to shareholders	(490)	(454)	(423)
Shares acquired - share repurchase authorization	(126)	(67)	(410)
Proceeds from stock options exercised	10	9	10
Other	1	1	1
Net cash used in financing activities	(605)	(511)	(822)
Net change in cash and cash equivalents	29	17	(90)
Cash and cash equivalents at beginning of year	138	121	211
Cash and cash equivalents at end of year	$167	$138	$121

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8.

Cincinnati Financial Corporation - 2024 10-K - Page 189

Schedule III

Cincinnati Financial Corporation and Subsidiaries
Supplementary Insurance Information
(Dollars in millions)	Years ended December 31,
	2024	2023	2022
Deferred policy acquisition costs:
Commercial lines insurance	$431	$387	$372
Personal lines insurance	276	210	168
Excess and surplus lines insurance	50	43	37
Other	129	109	105
Total property casualty insurance	886	749	682
Life insurance	356	344	331
Total	$1,242	$1,093	$1,013

Gross future policy benefits, losses, claims and expense losses:
Commercial lines insurance	$6,303	$5,887	$5,568
Personal lines insurance	1,209	990	916
Excess and surplus lines insurance	1,109	932	753
Other	1,316	1,166	1,099
Total property casualty insurance	9,937	8,975	8,336
Life insurance	2,983	3,094	3,038
Total (1)	$12,920	$12,069	$11,374

Gross unearned premiums:
Commercial lines insurance	$2,311	$2,111	$2,021
Personal lines insurance	1,633	1,253	994
Excess and surplus lines insurance	321	273	236
Other	547	481	437
Total property casualty insurance	4,812	4,118	3,688
Life insurance	1	1	1
Total (1)	$4,813	$4,119	$3,689

Other policy claims and benefits payable:
Commercial lines insurance	$—	$—	$—
Personal lines insurance	—	—	—
Excess and surplus lines insurance	—	—	—
Other	—	—	—
Total property casualty insurance	—	—	—
Life insurance	43	49	41
Total (1)	$43	$49	$41

Earned premiums:
Commercial lines insurance	$4,486	$4,264	$4,024
Personal lines insurance	2,623	2,044	1,689
Excess and surplus lines insurance	615	542	485
Other	844	795	726
Total property casualty insurance	8,568	7,645	6,924
Life insurance	321	313	301
Total	$8,889	$7,958	$7,225

Cincinnati Financial Corporation - 2024 10-K - Page 190

 Schedule III (continued)

Cincinnati Financial Corporation and Subsidiaries
Supplementary Insurance Information
(Dollars in millions)	Years ended December 31,
	2024	2023	2022
Investment income, net of expenses:
Commercial lines insurance	$—	$—	$—
Personal lines insurance	—	—	—
Excess and surplus lines insurance	—	—	—
Other	—	—	—
Total property casualty insurance (2)	715	602	509
Life insurance	190	184	171
Total	$905	$786	$680

Benefits, claims losses and settlement expenses:
Commercial lines insurance	$2,795	$2,787	$2,761
Personal lines insurance	1,795	1,442	1,166
Excess and surplus lines insurance	411	350	315
Other	435	379	474
Total property casualty insurance	5,436	4,958	4,716
Life insurance	301	316	303
Total	$5,737	$5,274	$5,019

Amortization of deferred policy acquisition costs:
Commercial lines insurance	$853	$808	$769
Personal lines insurance	457	367	311
Excess and surplus lines insurance	102	89	79
Other	199	157	144
Total property casualty insurance	1,611	1,421	1,303
Life insurance	30	29	27
Total (3)	$1,641	$1,450	$1,330

Underwriting, acquisition and insurance expenses:
Commercial lines insurance	$531	$505	$460
Personal lines insurance	305	243	198
Excess and surplus lines insurance	65	52	45
Other	52	76	72
Total property casualty insurance	953	876	775
Life insurance	63	58	57
Total (3)	$1,016	$934	$832

Net written premiums:
Commercial lines insurance	$4,690	$4,336	$4,159
Personal lines insurance	2,999	2,302	1,831
Excess and surplus lines insurance	654	570	502
Other	900	838	815
Total property casualty insurance	9,243	8,046	7,307
Accident and health insurance	2	2	2
Total	$9,245	$8,048	$7,309

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

Cincinnati Financial Corporation - 2024 10-K - Page 191

Schedule IV

Cincinnati Financial Corporation and Subsidiaries
Reinsurance
(Dollars in millions)	Years ended December 31,
	2024	2023	2022
Gross amounts:
Life insurance in force	$124,145	$122,053	$120,147
Earned premiums
Commercial lines insurance	$4,638	$4,399	$4,150
Personal lines insurance	2,724	2,117	1,755
Excess and surplus lines insurance	652	572	510
Other	324	319	262
Total property casualty insurance	8,338	7,407	6,677
Life insurance	404	394	379
Total	$8,742	$7,801	$7,056

Ceded amounts to other companies:
Life insurance in force	$39,900	$39,692	$39,665
Earned premiums
Commercial lines insurance	$162	$147	$137
Personal lines insurance	102	74	67
Excess and surplus lines insurance	37	30	25
Other	111	80	85
Total property casualty insurance	412	331	314
Life insurance	83	81	78
Total	$495	$412	$392

Assumed amounts from other companies:
Life insurance in force	$—	$—	$—
Earned premiums
Commercial lines insurance	$10	$12	$11
Personal lines insurance	1	1	1
Excess and surplus lines insurance	—	—	—
Other	631	556	549
Total property casualty insurance	642	569	561
Life insurance	—	—	—
Total	$642	$569	$561

Net amounts:
Life insurance in force	$84,245	$82,361	$80,482
Earned premiums
Commercial lines insurance	$4,486	$4,264	$4,024
Personal lines insurance	2,623	2,044	1,689
Excess and surplus lines insurance	615	542	485
Other	844	795	726
Total property casualty insurance	8,568	7,645	6,924
Life insurance	321	313	301
Total	$8,889	$7,958	$7,225

Percentage of amounts assumed to net:
Life insurance in force	—%	—%	—%
Earned premiums
Commercial lines insurance	0.2%	0.3%	0.3%
Personal lines insurance	—	—	0.1
Excess and surplus lines insurance	—	—	—
Other	74.8	69.9	75.6
Total property casualty insurance	7.5	7.4	8.1
Life insurance	—	—	—
Total	7.2	7.2	7.8

Cincinnati Financial Corporation - 2024 10-K - Page 192

Schedule V

Cincinnati Financial Corporation and Subsidiaries
Valuation and Qualifying Accounts
(Dollars in millions)	At December 31,
	2024	2023	2022
Allowance for credit losses (1):
Beginning balance, January 1	$36	$17	$16
Additions charged to costs and expenses	43	33	15
Deductions	(26)	(14)	(14)
Ending balance, December 31	$53	$36	$17
Deferred tax valuation allowance:
Beginning balance, January 1	$—	$31	$53
Additions charged to costs and expenses	—	—	—
Deductions	—	(31)	(22)
Ending balance, December 31	—	—	31
Total valuation and qualifying accounts	$53	$36	$48

 Notes to Schedule V:
(1) Includes allowances for credit losses related to premiums receivable, reinsurance recoverable, finance receivables and fixed-maturity securities.
Cincinnati Financial Corporation - 2024 10-K - Page 193

Schedule VI

Cincinnati Financial Corporation and Subsidiaries
Supplementary Information Concerning Property Casualty Insurance Operations
(Dollars in millions)	Years ended December 31,
	2024	2023	2022
Deferred policy acquisition costs:
Commercial lines insurance	$431	$387	$372
Personal lines insurance	276	210	168
Excess and surplus lines insurance	50	43	37
Other	129	109	105
Total	$886	$749	$682

Reserves for unpaid claims and claim adjustment expenses:
Commercial lines insurance	$6,303	$5,887	$5,568
Personal lines insurance	1,209	990	916
Excess and surplus lines insurance	1,109	932	753
Other	1,316	1,166	1,099
Total	$9,937	$8,975	$8,336

Reserve discount deducted	$—	$—	$—

Gross unearned premiums:
Commercial lines insurance	$2,311	$2,111	$2,021
Personal lines insurance	1,633	1,253	994
Excess and surplus lines insurance	321	273	236
Other	547	481	437
Total	$4,812	$4,118	$3,688

Earned premiums:
Commercial lines insurance	$4,486	$4,264	$4,024
Personal lines insurance	2,623	2,044	1,689
Excess and surplus lines insurance	615	542	485
Other	844	795	726
Total	$8,568	$7,645	$6,924

Investment income, net of expenses:
Commercial lines insurance	$—	$—	$—
Personal lines insurance	—	—	—
Excess and surplus lines insurance	—	—	—
Other	—	—	—
Total (1)	$715	$602	$509

Note to Schedule VI:
(1) This segment information is not regularly allocated to segments and not reviewed by company management in making decisions about resources to be allocated to the segments or to assess their performance.

Cincinnati Financial Corporation - 2024 10-K - Page 194

 Schedule VI (continued)

Cincinnati Financial Corporation and Subsidiaries
Supplementary Information Concerning Property Casualty Insurance Operations
(Dollars in millions)	Years ended December 31,
	2024	2023	2022
Loss and loss expenses incurred related to current accident year:
Commercial lines insurance	$2,933	$2,910	$2,837
Personal lines insurance	1,821	1,506	1,227
Excess and surplus lines insurance	403	361	324
Other	515	396	487
Total	$5,672	$5,173	$4,875

Loss and loss expenses incurred related to prior accident years:
Commercial lines insurance	$(138)	$(123)	$(76)
Personal lines insurance	(26)	(64)	(61)
Excess and surplus lines insurance	8	(11)	(9)
Other	(80)	(17)	(13)
Total	$(236)	$(215)	$(159)

Amortization of deferred policy acquisition costs:
Commercial lines insurance	$853	$808	$769
Personal lines insurance	457	367	311
Excess and surplus lines insurance	102	89	79
Other	199	157	144
Total	$1,611	$1,421	$1,303

Paid loss and loss expenses:
Commercial lines insurance	$2,335	$2,480	$2,211
Personal lines insurance	1,565	1,353	1,071
Excess and surplus lines insurance	229	183	145
Other	252	260	260
Total	$4,381	$4,276	$3,687

Net written premiums:
Commercial lines insurance	$4,690	$4,336	$4,159
Personal lines insurance	2,999	2,302	1,831
Excess and surplus lines insurance	654	570	502
Other	900	838	815
Total	$9,243	$8,046	$7,307

Cincinnati Financial Corporation - 2024 10-K - Page 195

Index of Exhibits

Exhibit No.	Exhibit Description
3.1
Amended and Restated Articles of Incorporation of Cincinnati Financial Corporation (incorporated by reference to Exhibit 3.1 filed with the company’s Quarterly Report on Form 10-Q filed on October 26, 2017)

3.2
Amended and Restated Code of Regulations of Cincinnati Financial Corporation, as of May 6, 2023 (incorporated by reference to Exhibit 3.1 filed with the company’s Current Report on Form 8-K filed on May 9, 2023)

4.1
Indenture with The Bank of New York Trust Company (incorporated by reference to the company’s Current Report on Form 8-K filed on November 2, 2004, filed with respect to the issuance of the company’s 6.125% Senior Notes due November 1, 2034)

4.2
Supplemental Indenture with The Bank of New York Trust Company (incorporated by reference to Exhibit 4.1 filed with the company’s Current Report on Form 8-K filed on November 2, 2004, filed with respect to the issuance of the company’s 6.125% Senior Notes due November 1, 2034)

4.3
Second Supplemental Indenture with The Bank of New York Trust Company (incorporated by reference to Exhibit 4.2 filed with the company’s Current Report on Form 8-K filed on May 9, 2005, filed with respect to the completion of the company’s exchange offer and rescission offer for its 6.90% senior debentures due 2028)

4.4	Form of 6.125% Exchange Note Due 2034 (included in Exhibit 4.2)
4.5	Form of 6.92% Debentures Due 2028 (included in Exhibit 4.3)
4.6
Indenture with the First National Bank of Chicago (subsequently assigned to The Bank of New York Trust Company) (incorporated by reference to the company’s registration statement on Form S-3 filed on May 20, 1998 (File No. 333-51677))

4.7	Form of 6.90% Debentures Due 2028 (included in Exhibit 4.6)
4.8	Description of Registered Securities (incorporated by reference to Exhibit 4.8 filed with the company's Annual Report on Form 10-K filed on February 26, 2024)
10.1	Cincinnati Financial Corporation Nonemployee Director Stock Plan of 2018 (incorporated by reference to the company’s definitive Proxy Statement dated March 21, 2018)
10.2
First Amendment to Cincinnati Financial Corporation Nonemployee Director Stock Plan of 2018 (incorporated by reference to Exhibit 10.2 filed with the company’s Annual Report on Form 10-K filed on February 25, 2021)

10.3
Cincinnati Financial Corporation Nonemployee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 filed with the company’s Annual Report on Form 10-K filed on February 25, 2021)

10.4
Cincinnati Financial Corporation Annual Incentive Compensation Plan of 2009, Amended and Restated on January 29, 2021 (incorporated by reference to Exhibit 10.6 filed with the company's Annual Report on Form 10-K filed on February 25, 2021)

10.5
Cincinnati Financial Corporation Annual Incentive Compensation Plan of 2009, Amended and Restated on January 28, 2022 (incorporated by reference to the company’s Exhibit 10.6 filed with the company’s Annual Report on Form 10-K filed on February 24, 2022)

10.6	Cincinnati Financial Corporation 2006 Stock Compensation Plan (incorporated by reference to the company’s definitive Proxy Statement dated March 30, 2006, Appendix B)
10.7	Cincinnati Financial Corporation 2012 Stock Compensation Plan (incorporated by reference to the company’s definitive Proxy Statement dated March 16, 2012, Appendix A)
10.8	Cincinnati Financial Corporation 2016 Stock Compensation Plan (incorporated by reference to the company’s Definitive Proxy Statement dated March 16, 2016, Appendix B)
10.9	First Amendment of Cincinnati Financial Corporation 2016 Stock Compensation Plan (incorporated by reference to Exhibit 99.1 filed with the Company’s current report on Form 8-K filed on April 11, 2016)
10.10	Cincinnati Financial Corporation 2024 Stock Compensation Plan (incorporated by reference to the company's definitive Proxy Statement dated March 20, 2024, Appendix B)
10.11
Amended and Restated Cincinnati Financial Corporation Supplemental Retirement Plan dated January 1, 2009 (incorporated by reference to Exhibit 10.7 filed with the company’s Annual Report on Form 10-K dated February 27, 2013)

10.12	Form of Incentive Stock Option Agreement for the 2006 Stock Compensation Plan (incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K filed on October 26, 2006)
Cincinnati Financial Corporation - 2024 10-K - Page 196

Exhibit No.	Exhibit Description
10.13
Form of Nonqualified Stock Option Agreement for the 2006 Stock Compensation Plan (incorporated by reference to Exhibit 10.4 filed with the company’s Current Report on Form 8-K filed on October 26, 2006)

10.14
Form of Incentive Stock Option Agreement for the Cincinnati Financial Corporation 2012 Stock Compensation Plan (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K filed on February 21, 2013)

10.15
Form of Nonqualified Stock Option Agreement for the Cincinnati Financial Corporation 2012 Stock Compensation Plan (incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K filed on February 21, 2013)

10.16
Form of Incentive Compensation Agreement for the Cincinnati Financial Corporation Annual Incentive Compensation Plan of 2009 (as amended January 31, 2014) (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K filed on January 30, 2017)

10.17
Form of Incentive Compensation Agreement for the Cincinnati Financial Corporation Annual Incentive Compensation Plan of 2009, Amended and Restated on January 29, 2022 (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K filed on January 29, 2024)

10.18
Form of Incentive Stock Option Agreement for the Cincinnati Financial Corporation 2012 Stock Compensation Plan (incorporated by reference to Exhibit 10.2 filed with the company’s Current Report on Form 8-K filed on January 30, 2017)

10.19
Form of Nonqualified Stock Option Agreement for the Cincinnati Financial Corporation 2012 Stock Compensation Plan (incorporated by reference to Exhibit 10.3 filed with the company’s Current Report on Form 8-K filed on January 30, 2017)

10.20
Form of Incentive Stock Option Agreement for the Cincinnati Financial Corporation 2016 Stock Compensation Plan (incorporated by reference to Exhibit 10.7 filed with the company’s Current Report on Form 8-K filed on January 30, 2017)

10.21
Form of Nonqualified Stock Option Agreement for the Cincinnati Financial Corporation 2016 Stock Compensation Plan (incorporated by reference to Exhibit 10.8 filed with the company’s Current Report on Form 8-K filed on January 30, 2017)

10.22
Form of Restricted Stock Unit Agreement (service based/cliff) for the Cincinnati Financial Corporation 2016 Stock Compensation Plan (incorporated by reference to Exhibit 10.9 filed with the company’s Current Report on Form 8-K filed on January 30, 2017)

10.23
Form of Restricted Stock Unit Agreement (service based/cliff) for the Cincinnati Financial Corporation 2016 Stock Compensation Plan (incorporated by referenced to Exhibit 10.2 filed with the company’s Current Report on Form 8-K filed on January 29, 2024)

10.24
Form of Restricted Stock Unit Agreement (service based/ratable) for the Cincinnati Financial Corporation 2016 Stock Compensation Plan (incorporated by reference to Exhibit 10.10 filed with the company’s Current Report on Form 8-K filed on January 30, 2017)

10.25
Form of Restricted Stock Unit Agreement (service based/ratable) for the Cincinnati Financial Corporation 2016 Stock Compensation Plan (incorporated by referenced to Exhibit 10.3 filed with the company’s Current Report on Form 8-K filed on January 29, 2024)

10.26
Form of Restricted Stock Unit Agreement (performance based) for the Cincinnati Financial Corporation 2016 Stock Compensation Plan (incorporated by reference to Exhibit 10.11 filed with the company’s Current Report on Form 8-K filed on January 30, 2017)

10.27
Form of Restricted Stock Unit Agreement (performance based) for the Cincinnati Financial Corporation 2016 Stock Compensation Plan (incorporated by referenced to Exhibit 10.4 filed with the company’s Current Report on Form 8-K filed on January 29, 2024)

10.28
Form of Incentive Stock Option Agreement for the Cincinnati Financial Corporation 2024 Stock Compensation Plan (incorporated by reference to Exhibit 10.1 filed with the company's Current Report on Form 8-K filed on January 31, 2025)

10.29
Form of Nonqualified Stock Option Agreement for the Cincinnati Financial Corporation 2024 Stock Compensation Plan (incorporated by reference to Exhibit 10.2 filed with the company's Current Report on Form 8-K filed on January 31, 2025)

10.30
Form of Restricted Stock Option Agreement (service based/cliff) for the Cincinnati Financial Corporation 2024 Stock Compensation Plan (incorporated by reference to Exhibit 10.3 filed with the company's Current Report on Form 8-K filed on January 31, 2025)

10.31
Form of Restricted Stock Unit Agreement (service based/ratable) for the Cincinnati Financial Corporation 2024 Stock Compensation Plan (incorporated by reference to Exhibit 10.4 filed with the company's Current Report on Form 8-K filed on January 31, 2025)

Cincinnati Financial Corporation - 2024 10-K - Page 197

Exhibit No.	Exhibit Description
10.32
Form of Restricted Stock Unit Agreement (performance based) for the Cincinnati Financial Corporation 2024 Stock Compensation Plan (incorporated by reference to Exhibit 10.5 filed with the company's Current Report on Form 8-K filed on January 31, 2025)

10.33
Amended and Restated Cincinnati Financial Corporation Top Hat Savings Plan dated January 1, 2018 (incorporated by reference to Exhibit 10.31 filed with the company's Annual Report on Form 10-K filed on February 23, 2018)

10.34
First Amendment to the Amended and Restated Cincinnati Financial Corporation Top Hat Savings Plan dated January 1, 2018 (incorporated by reference to Exhibit 10.1 filed with the company's Quarterly Report on Form 10-Q filed on July 25, 2024)

10.35
Cincinnati Financial Corporation Executive Deferred Compensation Agreement by and between the Cincinnati Financial Corporation and Michael J. Sewell, dated as of October 25, 2011 (incorporated by reference to Exhibit 10.2 filed with the company’s Quarterly Report on Form 10-Q filed on October 27, 2011)

10.36
Amended and Restated Credit Agreement by and among Cincinnati Financial Corporation, CFC Investment Company, PNC Bank, N.A. as Administrative Agent, PNC Capital Markets LLC, as Sole Bookrunner and Joint Lead Arranger, Fifth Third Bank, N.A., as Joint Lead Arranger and Syndication Agent, The Huntington National Bank and U.S. Bank, N.A., as Documentation Agents, dated May 13, 2014 (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K filed on May 14, 2014)

10.37
First Amendment of the Amended and Restated Credit Agreement by and among Cincinnati Financial Corporation, CFC Investment Company, PNC Bank, N.A. as Administrative Agent, PNC Capital Markets LLC, as Sole Bookrunner and Joint Lead Arranger, Fifth Third Bank, N.A., as Joint Lead Arranger and Syndication Agent, The Huntington National Bank and U.S. Bank, N.A., as Documentation Agents, dated February 8, 2016 (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K filed on February 11, 2016)

10.38
Second Amendment of the Amended and Restated Credit Agreement by and among Cincinnati Financial Corporation, CFC Investment Company, PNC Bank, N.A., as Administrative Agent, PNC Capital Markets, LLC, as Sole Bookrunner and Joint Lead Arranger, Fifth Third Bank, N.A. as Joint Lead Arranger and Syndication Agent, The Huntington National Bank and U.S. Bank, N.A. as Documentation Agents, dated March 31, 2016 (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K filed on April 4, 2016)

10.39
Third Amendment of the Amended and Restated Credit Agreement by and among Cincinnati Financial Corporation, CFC Investment Company, PNC Bank, N.A., as Administrative Agent, PNC Capital Markets, LLC, as Sole Bookrunner and Joint Lead Arranger, Fifth Third Bank, N.A. as Joint Lead Arranger and Syndication Agent, The Huntington National Bank and U.S. Bank, N.A. as Documentation Agents, dated February 4, 2019 (incorporated by reference to Exhibit 10.1 filed with the company's Current Report on Form 8-K filed on February 6, 2019)

10.40
Fourth Amendment of the Amended and Restated Credit Agreement by and among Cincinnati Financial Corporation, CFC Investment Company, PNC Bank, N.A., as Administrative Agent, PNC Capital Markets, LLC, as Sole Bookrunner and Joint Lead Arranger, Fifth Third Bank, N.A. as Joint Lead Arranger and Syndication Agent, The Huntington National Bank and U.S. Bank, N.A. as Documentation Agents, dated February 26, 2019 (incorporated by reference to Exhibit 10.6 filed with the company’s Current Report on Form 8-K filed on February 28, 2019)

10.41
Fifth Amendment of the Amended and Restated Credit Agreement by and among Cincinnati Financial Corporation, CFC Investment Company, PNC Bank, N.A., as Administrative Agent, PNC Capital Markets, LLC, as Sole Bookrunner and Joint Lead Arranger, Fifth Third Bank, N.A. as Joint Lead Arranger and Syndication Agent, The Huntington National Bank and U.S. Bank, N.A. as Documentation Agents, dated March 23, 2023 (incorporated by reference to Exhibit 10.1 filed with the company’s Current Report on Form 8-K filed on March 24, 2023)

10.42
Limited Consent to Credit Agreement, dated December 6, 2019, among Cincinnati Financial Corporation, CFC Investment Company, PNC Bank, N.A., Fifth Third Bank, N.A., The Huntington National Bank, U.S. Bank, N.A., and Branch Banking and Trust Company (incorporated by reference to Exhibit 10.6 filed with the company’s Current Report on Form 8-K, filed on December 6, 2019)

10.43
Limited Consent to Credit Agreement, dated December 11, 2020, among Cincinnati Financial Corporation, CFC Investment Company, PNC Bank, N.A., Fifth Third Bank, N.A., The Huntington National Bank, U.S. Bank, N.A., and Branch Banking and Trust Company (incorporated by reference to Exhibit 10.7 filed with the company’s Current Report on Form 8-K, filed on December 11, 2020)

11	Statement re: Computation of per share earnings for the years ended December 31, 2024, 2023, and 2022, contained in Part II, Item 8, Note 12, to the Consolidated Financial Statements
14	Cincinnati Financial Corporation Code of Ethics for Senior Financial Officers (incorporated by reference to the company’s definitive Proxy Statement dated March 18, 2004 (File No. 000-04604))
Cincinnati Financial Corporation - 2024 10-K - Page 198

Exhibit No.	Exhibit Description
19
Cincinnati Financial Corporation Securities Trading Policy And Addendum to Securities Trading Policy For Pre-Clearance And Blackout Procedures (incorporated by reference to Exhibit 19 filed with the company's Annual Report on Form 10-K filed on February 26, 2024)

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
97
Cincinnati Financial Corporation Policy For The Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 filed with the company's Annual Report on Form 10-K filed on February 26, 2024)

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

Cincinnati Financial Corporation - 2024 10-K - Page 199

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
Date:         February 24, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ Steven J. Johnston	Chairman of the Board	February 24, 2025
Steven J. Johnston
/S/ Stephen M. Spray	President, Chief Executive Officer and Director	February 24, 2025
Stephen M. Spray
/S/ Michael J. Sewell	Chief Financial Officer, Executive Vice President and Treasurer	February 24, 2025
Michael J. Sewell
/S/ Nancy C. Benacci	Director	February 24, 2025
Nancy C. Benacci
/S/ Linda W. Clement-Holmes	Director	February 24, 2025
Linda W. Clement-Holmes
/S/ Dirk J. Debbink	Director	February 24, 2025
Dirk J. Debbink
/S/ Jill P. Meyer	Director	February 24, 2025
Jill P. Meyer
/S/ David P. Osborn	Director	February 24, 2025
David P. Osborn
/S/ Gretchen W. Schar	Director	February 24, 2025
Gretchen W. Schar
/S/ Charles O. Schiff	Director	February 24, 2025
Charles O. Schiff
/S/ Douglas S. Skidmore	Director	February 24, 2025
Douglas S. Skidmore
/S/ John F. Steele, Jr.	Director	February 24, 2025
John F. Steele, Jr.
/S/ Larry R. Webb	Director	February 24, 2025
Larry R. Webb
/S/ Chengsheng Peter Wu	Director	February 24, 2025
Chengsheng Peter Wu

Cincinnati Financial Corporation - 2024 10-K - Page 200