Form 10-Q
period 2025-03-31
CINCINNATI FINANCIAL CORP
filed 2025-04-28
CIK 20286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
 (Mark one)
☑       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2025.
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
☐Yes ☑ No
As of April 23, 2025, there were 156,303,610 shares of common stock outstanding.

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED March 31, 2025

Cincinnati Financial Corporation First-Quarter 2025 10-Q

Part I – Financial Information
Item 1.    Financial Statements (unaudited)

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

(Dollars in millions, except per share data)	March 31,	December 31,
	2025	2024
Assets
Investments
Fixed maturities, at fair value (amortized cost: 2025—$17,009; 2024—$16,735)	$16,523	$16,182
Equity securities, at fair value (cost: 2025—$3,964; 2024—$3,953)	11,118	11,185
Short-term investments, at fair value (amortized cost: 2025—$100; 2024—$298)	100	298
Other invested assets	740	713
Total investments	28,481	28,378
Cash and cash equivalents	1,010	983
Investment income receivable	224	222
Finance receivable	122	120
Premiums receivable	3,163	2,969
Reinsurance recoverable	808	523
Prepaid reinsurance premiums	93	70
Deferred policy acquisition costs	1,297	1,242
Land, building and equipment, net, for company use (accumulated depreciation: 2025—$354; 2024—$347)	216	214
Other assets	903	828
Separate accounts	959	952
Total assets	$37,276	$36,501

Liabilities
Insurance reserves
Loss and loss expense reserves	$10,780	$10,003
Life policy and investment contract reserves	2,968	2,960
Unearned premiums	5,068	4,813
Other liabilities	1,416	1,487
Deferred income tax	1,489	1,476
Note payable	25	25
Long-term debt and lease obligations	853	850
Separate accounts	959	952
Total liabilities	23,558	22,566

Commitments and contingent liabilities (Note 12)

Shareholders' Equity
Common stock, par value—$2 per share; (authorized: 2025 and 2024—500 million shares; issued: 2025 and 2024—198.3 million shares)	397	397
Paid-in capital	1,511	1,502
Retained earnings	14,644	14,869
Accumulated other comprehensive loss	(271)	(309)
Treasury stock at cost (2025—42.0 million shares and 2024—41.9 million shares)	(2,563)	(2,524)
Total shareholders' equity	13,718	13,935
Total liabilities and shareholders' equity	$37,276	$36,501

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation First-Quarter 2025 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Income

(Dollars in millions, except per share data)	Three months ended March 31,
	2025	2024
Revenues
Earned premiums	$2,344	$2,071
Investment income, net of expenses	280	245
Investment gains and losses, net	(67)	612
Fee revenues	5	4
Other revenues	4	3
Total revenues	2,566	2,935
Benefits and Expenses
Insurance losses and contract holders' benefits	1,968	1,349
Underwriting, acquisition and insurance expenses	702	616
Interest expense	13	13
Other operating expenses	11	4
Total benefits and expenses	2,694	1,982
Income (Loss) Before Income Taxes	(128)	953
Provision (Benefit) for Income Taxes
Current	(42)	61
Deferred	4	137
Total provision (benefit) for income taxes	(38)	198
Net Income (Loss)	$(90)	$755
Per Common Share
Net income (loss) — basic	$(0.57)	$4.82
Net income (loss) — diluted	(0.57)	4.78

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation First-Quarter 2025 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

(Dollars in millions)	Three months ended March 31,
	2025	2024
Net Income (Loss)	$(90)	$755
Other Comprehensive Income (Loss)
Change in unrealized gains and losses on investments, net of tax (benefit) of $14 and $(11), respectively	53	(44)
Amortization of pension actuarial loss (gain) and prior service cost, net of tax (benefit) of $0 and $0, respectively	(1)	—
Change in life policy reserves, reinsurance recoverable and other, net of tax (benefit) of $(3) and $10, respectively	(14)	37
Other comprehensive income (loss)	38	(7)
Comprehensive Income (Loss)	$(52)	$748

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation First-Quarter 2025 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity

(Dollars in millions)	Three months ended March 31,
	2025	2024
Common Stock
Beginning of period	$397	$397
Share-based awards	—	—
End of period	397	397

Paid-In Capital
Beginning of period	1,502	1,437
Share-based awards	(7)	(6)
Share-based compensation	15	14
Other	1	1
End of period	1,511	1,446

Retained Earnings
Beginning of period	14,869	13,084
Net income (loss)	(90)	755
Dividends declared	(135)	(127)
End of period	14,644	13,712

Accumulated Other Comprehensive Loss
Beginning of period	(309)	(435)
Other comprehensive income (loss)	38	(7)
End of period	(271)	(442)

Treasury Stock
Beginning of period	(2,524)	(2,385)
Share-based awards	6	8
Shares acquired - share repurchase authorization	(42)	(75)
Shares acquired - share-based compensation plans	(3)	(7)
End of period	(2,563)	(2,459)

Total Shareholders' Equity	$13,718	$12,654

(In millions, except per common share)
Common Stock - Shares Outstanding
Beginning of period	156.4	157.0
Share-based awards	0.2	0.3
Shares acquired - share repurchase authorization	(0.3)	(0.7)
Shares acquired - share-based compensation plans	—	(0.1)
End of period	156.3	156.5

Dividends declared per common share	$0.87	$0.81

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation First-Quarter 2025 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

(Dollars in millions)	Three months ended March 31,
	2025	2024
Cash Flows From Operating Activities
Net income (loss)	$(90)	$755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	47	34
Investment gains and losses, net	74	(608)
Interest credited to contract holders	11	11
Deferred income tax expense	4	137
Changes in:
Premiums and reinsurance receivable	(502)	(203)
Deferred policy acquisition costs	(55)	(50)
Other assets	(22)	(8)
Loss and loss expense reserves	777	196
Life policy and investment contract reserves	5	26
Unearned premiums	255	279
Other liabilities	(135)	(161)
Current income tax receivable/payable	(59)	(55)
Net cash provided by operating activities	310	353
Cash Flows From Investing Activities
Sale, call or maturity of fixed maturities	497	464
Sale of equity securities	17	266
Purchase of fixed maturities	(717)	(838)
Purchase of equity securities	(22)	(226)
Change in short-term investments, net	200	—
Changes in finance receivables	(3)	2
Investment in building and equipment	(3)	(7)
Change in other invested assets, net	(27)	(16)
Net cash used in investing activities	(58)	(355)
Cash Flows From Financing Activities
Payment of cash dividends to shareholders	(125)	(116)
Shares acquired - share repurchase authorization	(42)	(75)
Proceeds from stock options exercised	4	3
Contract holders' funds deposited	14	19
Contract holders' funds withdrawn	(40)	(60)
Other	(36)	(57)
Net cash used in financing activities	(225)	(286)
Net change in cash and cash equivalents	27	(288)
Cash and cash equivalents at beginning of year	983	907
Cash and cash equivalents at end of period	$1,010	$619
Supplemental Disclosures of Cash Flow Information:
Income taxes paid	2	106
Noncash Activities
Equipment acquired under finance lease obligations	$8	$4
Share-based compensation	13	17
Other assets and other liabilities	100	97

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation First-Quarter 2025 10-Q

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

Our March 31, 2025, condensed consolidated financial statements are unaudited. We believe that we have made all adjustments, consisting only of normal recurring accruals, that are necessary for fair presentation. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our 2024 Annual Report on Form 10-K. The results of operations for interim periods do not necessarily indicate results to be expected for the full year.

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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires increased quantitative and qualitative disclosure of certain categories of expenses. The effective date of ASU 2024-03 is for annual periods beginning after December 15, 2026, and interim reporting periods within annual periods beginning after December 15, 2027, with early adoption permitted. The ASU has not yet been adopted and will not have a material impact on our company’s consolidated financial position, results of operations or cash flows, but the ASU will require additional disclosures in our annual and interim financial statements.

Cincinnati Financial Corporation First-Quarter 2025 10-Q

NOTE 2 – Investments
The following table provides amortized cost, gross unrealized gains, gross unrealized losses and fair value for our fixed-maturity and short-term investments:

(Dollars in millions)	Amortized cost	Gross unrealized		Fair value
At March 31, 2025		gains	losses
Fixed-maturity:
Corporate	$8,833	$78	$278	$8,633
States, municipalities and political subdivisions	4,973	10	291	4,692
Government-sponsored enterprises	2,310	3	3	2,310
Asset-backed	649	5	9	645
United States government	217	—	1	216
Foreign government	27	—	—	27
Total fixed-maturity	17,009	96	582	16,523
Short-term	100	—	—	100
Total fixed-maturity and short-term investments	$17,109	$96	$582	$16,623
At December 31, 2024
Fixed-maturity:
Corporate	$8,652	$61	$333	$8,380
States, municipalities and political subdivisions	4,976	15	270	4,721
Government-sponsored enterprises	2,282	1	9	2,274
Asset-backed	567	1	17	551
United States government	228	—	2	226
Foreign government	30	—	—	30
Total fixed-maturity	16,735	78	631	16,182
Short-term	298	—	—	298
Total fixed-maturity and short-term investments	$17,033	$78	$631	$16,480

The decrease in net unrealized investment losses in our fixed-maturity portfolio at March 31, 2025, is primarily due to a decrease in U.S. Treasury yields partially offset by a widening of corporate credit spreads. Our asset-backed securities had an average rating of Aa1/AA at both March 31, 2025, and December 31, 2024.

Cincinnati Financial Corporation First-Quarter 2025 10-Q

The table below provides fair values and gross unrealized losses by investment category and by the duration of the continuous unrealized loss positions:

(Dollars in millions)	Less than 12 months		12 months or more		Total
At March 31, 2025	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed-maturity:
Corporate	$2,184	$53	$3,487	$225	$5,671	$278
States, municipalities and political subdivisions	1,565	36	2,075	255	3,640	291
Government-sponsored enterprises	1,002	2	102	1	1,104	3
Asset-backed	222	4	88	5	310	9
United States government	—	—	95	1	95	1
Foreign government	—	—	—	—	—	—
Total fixed-maturity	4,973	95	5,847	487	10,820	582
Short-term	100	—	—	—	100	—
Total fixed-maturity and short-term investments	$5,073	$95	$5,847	$487	$10,920	$582
At December 31, 2024
Fixed-maturity:
Corporate	$2,815	$78	$3,634	$255	$6,449	$333
States, municipalities and political subdivisions	1,513	25	1,898	245	3,411	270
Government-sponsored enterprises	1,876	8	92	1	1,968	9
Asset-backed	331	10	96	7	427	17
United States government	48	—	100	2	148	2
Foreign government	—	—	3	—	3	—
Total fixed-maturity	6,583	121	5,823	510	12,406	631
Short-term	100	—	—	—	100	—
Total fixed-maturity and short-term investments	$6,683	$121	$5,823	$510	$12,506	$631

Contractual maturity dates for our fixed-maturity and short-term investments were:

(Dollars in millions)	Amortized cost	Fair value	% of fair value
At March 31, 2025
Maturity dates:
Due in one year or less	$1,225	$1,222	7.4%
Due after one year through five years	3,802	3,774	22.7
Due after five years through ten years	3,832	3,759	22.6
Due after ten years	8,250	7,868	47.3
Total	$17,109	$16,623	100.0%

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Cincinnati Financial Corporation First-Quarter 2025 10-Q

The following table provides investment income and investment gains and losses, net:

(Dollars in millions)	Three months ended March 31,
	2025	2024
Investment income:
Interest	$210	$169
Dividends	67	72
Other	7	7
Total	284	248
Less investment expenses	4	3
Total	$280	$245

Investment gains and losses, net:
Equity securities:
Investment gains and losses on securities sold, net	$(1)	$(11)
Unrealized gains and losses on securities still held, net	(71)	613
Subtotal	(72)	602
Fixed-maturity securities:
Gross realized losses	—	(1)
Change in allowance for credit losses, net	(2)	(9)
Subtotal	(2)	(10)

Other	7	20
Total	$(67)	$612

The fair value of our equity portfolio was $11.118 billion and $11.185 billion at March 31, 2025, and December 31, 2024, respectively. Apple, Inc. (Nasdaq:AAPL), an equity holding, was our largest single investment holding with a fair value of $786 million and $891 million, which was 7.3% and 8.2% of our publicly traded common equities portfolio and 2.8% and 3.2% of the total investment portfolio at March 31, 2025, and December 31, 2024, respectively.

The allowance for credit losses on fixed-maturity securities was $35 million and $33 million at March 31, 2025, and December 31, 2024, respectively. There were no reductions in the allowance for credit losses for securities sold during the three months ended March 31, 2025, and 2024.

There were 3,679 and 3,723 fixed-maturity and short-term investments in a total unrealized loss position of $582 million and $631 million at March 31, 2025, and December 31, 2024, respectively. Of those totals, 34 and 19 fixed-maturity securities had fair values below 70% of amortized cost at March 31, 2025, and December 31, 2024, respectively.
Cincinnati Financial Corporation First-Quarter 2025 10-Q

NOTE 3 – Fair Value Measurements
In accordance with accounting guidance for fair value measurements and disclosures, we categorized our financial instruments, based on the priority of the observable and market-based data for the valuation technique used, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices with readily available independent data in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable market inputs (Level 3). When various inputs for measurement fall within different levels of the fair value hierarchy, the lowest observable input that has a significant impact on fair value measurement is used. Our valuation techniques have not changed from those used at December 31, 2024, and ultimately management determines fair value. See our 2024 Annual Report on Form 10-K, Item 8, Note 3, Fair Value Measurements, Page 138, for information on characteristics and valuation techniques used in determining fair value.

Fair Value Disclosures for Assets
The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis at March 31, 2025, and December 31, 2024. We do not have any liabilities carried at fair value.

(Dollars in millions)	Level 1	Level 2	Level 3	Total
At March 31, 2025
Fixed maturities, available for sale:
Corporate	$—	$8,633	$—	$8,633
States, municipalities and political subdivisions	—	4,692	—	4,692
Government-sponsored enterprises	—	2,310	—	2,310
Asset-backed	—	645	—	645
United States government	216	—	—	216
Foreign government	—	27	—	27
Subtotal	216	16,307	—	16,523
Common equities	10,782	—	—	10,782
Nonredeemable preferred equities	—	336	—	336
Separate accounts taxable fixed maturities	—	895	—	895
Short-term investments	100	—	—	100
Top Hat savings plan mutual funds and common equity (included in Other assets)	89	—	—	89
Total	$11,187	$17,538	$—	$28,725

At December 31, 2024
Fixed maturities, available for sale:
Corporate	$—	$8,380	$—	$8,380
States, municipalities and political subdivisions	—	4,721	—	4,721
Government-sponsored enterprises	—	2,274	—	2,274
Asset-backed	—	551	—	551
United States government	226	—	—	226
Foreign government	—	30	—	30
Subtotal	226	15,956	—	16,182
Common equities	10,836	—	—	10,836
Nonredeemable preferred equities	—	349	—	349
Separate accounts taxable fixed maturities	—	876	—	876
Short-term investments	298	—	—	298
Top Hat savings plan mutual funds and common equity (included in Other assets)	87	—	—	87
Total	$11,447	$17,181	$—	$28,628

Cincinnati Financial Corporation First-Quarter 2025 10-Q

We also held Level 1 cash and cash equivalents of $1.010 billion and $983 million at March 31, 2025, and December 31, 2024, respectively.

Fair Value Disclosures for Assets and Liabilities Not Carried at Fair Value
The disclosures below are presented to provide information about the effects of current market conditions on financial instruments that are not reported at fair value in our condensed consolidated financial statements.

This table summarizes the book value and principal amounts of our long-term debt:

(Dollars in millions)			Book value		Principal amount
Interest rate	Year of issue		March 31,	December 31,	March 31,	December 31,
			2025	2024	2025	2024
6.900%	1998	Senior debentures, due 2028	$27	$27	$28	$28
6.920%	2005	Senior debentures, due 2028	391	391	391	391
6.125%	2004	Senior notes, due 2034	372	372	374	374
Total			$790	$790	$793	$793

The following table shows fair values of our note payable and long-term debt:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
At March 31, 2025
Note payable	$—	$25	$—	$25
6.900% senior debentures, due 2028	—	29	—	29
6.920% senior debentures, due 2028	—	419	—	419
6.125% senior notes, due 2034	—	394	—	394
Total	$—	$867	$—	$867

At December 31, 2024
Note payable	$—	$25	$—	$25
6.900% senior debentures, due 2028	—	29	—	29
6.920% senior debentures, due 2028	—	416	—	416
6.125% senior notes, due 2034	—	390	—	390
Total	$—	$860	$—	$860

Cincinnati Financial Corporation First-Quarter 2025 10-Q

The following table shows the fair value of our life policy loans included in other invested assets and the fair values of our deferred annuities and structured settlements included in life policy and investment contract reserves:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
At March 31, 2025
Life policy loans	$—	$—	$42	$42

Deferred annuities	$—	$—	$551	$551
Structured settlements	—	127	—	127
Total	$—	$127	$551	$678

At December 31, 2024
Life policy loans	$—	$—	$41	$41

Deferred annuities	$—	$—	$561	$561
Structured settlements	—	127	—	127
Total	$—	$127	$561	$688

Outstanding principal and interest for these life policy loans totaled $36 million at both March 31, 2025, and December 31, 2024.

Recorded reserves for the deferred annuities were $582 million and $595 million at March 31, 2025, and December 31, 2024, respectively. Recorded reserves for the structured settlements were $116 million at both March 31, 2025, and December 31, 2024.

Cincinnati Financial Corporation First-Quarter 2025 10-Q

NOTE 4 – Property Casualty Loss and Loss Expenses
This table summarizes activity for our consolidated property casualty loss and loss expense reserves:

(Dollars in millions)	Three months ended March 31,
	2025	2024
Gross loss and loss expense reserves, beginning of period	$9,937	$8,975
Less reinsurance recoverable	269	362
Net loss and loss expense reserves, beginning of period	9,668	8,613
Net incurred loss and loss expenses related to:
Current accident year	1,978	1,370
Prior accident years	(91)	(100)
Total incurred	1,887	1,270
Net paid loss and loss expenses related to:
Current accident year	593	205
Prior accident years	806	832
Total paid	1,399	1,037
Net loss and loss expense reserves, end of period	10,156	8,846
Plus reinsurance recoverable	551	332
Gross loss and loss expense reserves, end of period	$10,707	$9,178

We use actuarial methods, models and judgment to estimate, as of a financial statement date, the property casualty loss and loss expense reserves required to pay for and settle all outstanding insured claims, including incurred but not reported (IBNR) claims, as of that date. The actuarial estimate is subject to review and adjustment by an inter-departmental committee that includes actuarial, claims, underwriting, loss prevention and accounting management. This committee is familiar with relevant company and industry business, claims and underwriting trends, as well as general economic and legal trends that could affect future loss and loss expense payments. The amount we will actually have to pay for claims can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate. The reserve for loss and loss expenses in the condensed consolidated balance sheets also included $73 million and $68 million at March 31, 2025, and 2024, respectively, for certain life and health loss and loss expense reserves.

We experienced $91 million of favorable development on prior accident years, including $43 million of favorable development in commercial lines, $19 million of favorable development in personal lines and $9 million of favorable development in excess and surplus lines for the three months ended March 31, 2025. Within commercial lines, we recognized favorable reserve development of $35 million for the commercial property line and $11 million for the workers' compensation line due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. Within personal lines, we recognized favorable reserve development of $19 million for the homeowner line.

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
Cincinnati Financial Corporation First-Quarter 2025 10-Q

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

The following table summarizes our life policy and investment contract reserves and provides a reconciliation of the balances described in the below tables to those in the condensed consolidated balance sheets:

(Dollars in millions)	March 31, 2025	December 31, 2024
Life policy reserves:
Term	$1,064	$1,051
Whole life	412	405
Other	99	98
Subtotal	1,575	1,554
Investment contract reserves:
Deferred annuities	582	595
Universal life	587	586
Structured settlements	116	116
Other	108	109
Subtotal	1,393	1,406
Total life policy and investment contract reserves	$2,968	$2,960

Cincinnati Financial Corporation First-Quarter 2025 10-Q

The balances and changes in the term and whole life policy reserves included in life policy and investment contract reserves are as follows:

(Dollars in millions)	Three months ended March 31,
	2025		2024
	Term	Whole life	Term	Whole life
Present value of expected net premiums:
Balance, beginning of period	$1,638	$218	$1,700	$223
Beginning balance at original discount rate	1,719	228	1,712	225
Effect of changes in cash flow assumptions	—	—	—	—
Effect of actual variances from expected experience	(8)	—	(9)	—
Adjusted beginning of period balance	1,711	228	1,703	225
Issuances	35	3	35	5
Interest accrual	19	3	18	2
Net premiums collected	(46)	(7)	(46)	(7)
Ending balance at original discount rate	1,719	227	1,710	225
Effect of changes in discount rate assumptions	(60)	(7)	(50)	(6)
Balance, end of period	1,659	220	1,660	219

Present value of expected future policy benefits:
Balance, beginning of period	2,668	623	2,751	657
Beginning balance at original discount rate	2,812	646	2,765	628
Effect of changes in cash flow assumptions	—	—	—	—
Effect of actual variances from expected experience	(14)	—	(14)	—
Adjusted beginning of period balance	2,798	646	2,751	628
Issuances	36	3	35	5
Interest accrual	32	9	31	8
Benefits paid	(54)	(10)	(37)	(8)
Ending balance at original discount rate	2,812	648	2,780	633
Effect of changes in discount rate assumptions	(109)	(17)	(82)	4
Balance, end of period	2,703	631	2,698	637

Net liability for future policy benefits:
Present value of expected future policy benefits less expected net premiums	1,044	411	1,038	418
Impact of flooring at cohort level	20	1	16	—
Net life policy reserves	1,064	412	1,054	418
Less reinsurance recoverable at original discount rate	(82)	(25)	(100)	(24)
Less effect of discount rate assumption changes on reinsurance recoverable	(8)	(3)	(8)	(4)
Net life policy reserves, after reinsurance recoverable	$974	$384	$946	$390

Weighted-average duration of the net life policy reserves in years	11	15	11	16

The total impact of flooring at cohort level in the above tables includes the effect of discount rate assumption changes of $3 million and $2 million at March 31, 2025 and 2024, respectively.

Cincinnati Financial Corporation First-Quarter 2025 10-Q

The following table shows the amount of undiscounted and discounted expected future benefit payments and expected gross premiums for our term and whole life policies:

(Dollars in millions)	At March 31,
	2025		2024
	Undiscounted	Discounted	Undiscounted	Discounted
Term
Expected future benefit payments	$4,894	$2,703	$4,816	$2,698
Expected future gross premiums	4,561	2,658	4,386	2,601
Whole life
Expected future benefit payments	$1,719	$631	$1,660	$637
Expected future gross premiums	692	415	663	402

The following table shows the amount of revenue and interest recognized in the condensed consolidated statements of income related to our term and whole life policies:

(Dollars in millions)	Three months ended March 31,
	2025	2024
Gross premiums
Term	$74	$74
Whole life	13	13
Total	$87	$87
Interest accretion
Term	$13	$13
Whole life	6	6
Total	$19	$19

Adverse development that resulted in an immediate charge to income due to net premiums exceeding gross premiums was immaterial for the three months ended March 31, 2025, and 2024.

The following table shows the weighted-average interest rate for our term and whole life products:

	At March 31,
	2025	2024
Term
Interest accretion rate	5.20%	5.26%
Current discount rate	4.96	5.09
Whole life
Interest accretion rate	5.87%	5.90%
Current discount rate	5.67	5.40

The discount rate assumption was developed by calculating forward rates from market yield curves of upper-medium grade fixed-income instruments.

Cincinnati Financial Corporation First-Quarter 2025 10-Q

The following table shows the balances and changes in policyholders' account balances included in investment contract reserves:

(Dollars in millions)	Three months ended March 31,
	2025		2024
	Deferred annuity	Universal life	Deferred annuity	Universal life
Balance, beginning of period	$595	$456	$656	$457
Premiums received	4	10	9	10
Policy charges	—	(10)	—	(10)
Surrenders and withdrawals	(17)	(3)	(37)	(4)
Benefit payments	(5)	(1)	(3)	(2)
Interest credited	5	5	6	5
Balance, end of period	$582	$457	$631	$456

Weighted average crediting rate	3.68%	4.40%	3.55%	4.33%
Net amount at risk	$—	$3,801	$—	$3,908
Cash surrender value	575	428	625	425

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

The following table shows the balance of account values by range of guaranteed minimum crediting rates, in basis points, and the related range of the difference between rates being credited to policyholders and the respective guaranteed minimums for our deferred annuity and universal life contracts:

(Dollars in millions)	At guaranteed minimum	1 to 50 basis points above	51-150 basis points above	Greater than 150 basis points	Total
At March 31, 2025
Deferred annuity
1.00-3.00%	$2	$286	$15	$233	$536
3.01-4.00%	46	—	—	—	46
Total	$48	$286	$15	$233	$582
Universal life
1.00-3.00%	$—	$55	$65	$6	$126
3.01-4.00%	50	—	5	—	55
Greater than 4.00%	276	—	—	—	276
Total	$326	$55	$70	$6	$457

At March 31, 2024
Deferred annuity
1.00-3.00%	$4	$337	$15	$226	$582
3.01-4.00%	49	—	—	—	49
Total	$53	$337	$15	$226	$631
Universal life
1.00-3.00%	$—	$60	$58	$4	$122
3.01-4.00%	49	5	—	—	54
Greater than 4.00%	280	—	—	—	280
Total	$329	$65	$58	$4	$456

Cincinnati Financial Corporation First-Quarter 2025 10-Q

The following table shows the balances and changes in the other additional liability related to the no-lapse guarantees contained within our universal life contracts:

(Dollars in millions)	Three months ended March 31,
	2025	2024
Balance, beginning of period	$130	$128
Balance, beginning of period before shadow reserve adjustments	131	129
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	2	—
Adjusted beginning of period balance	133	129
Interest accrual	1	1
Excess death benefits	(7)	(2)
Attributed assessments	3	3
Effect of changes in interest rate assumptions	1	(1)
Balance, end of period before shadow reserve adjustments	131	130
Shadow reserve adjustments	(1)	(1)
Balance, end of period	130	129
Less reinsurance recoverable, end of period	8	6
Net other additional liability, after reinsurance recoverable	$138	$135

Weighted-average duration of the other additional liability in years	29	31

The following table shows balances and changes in separate accounts balances during the period:

(Dollars in millions)	Three months ended March 31,
	2025	2024
Balance, beginning of period	$952	$925
Interest credited before policy charges	11	10
Benefit payments	(8)	—
Other	4	(8)
Balance, end of period	$959	$927

Cash surrender value	$949	$925

Cincinnati Financial Corporation First-Quarter 2025 10-Q

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

The table below shows the deferred policy acquisition costs and asset reconciliation.

(Dollars in millions)	Three months ended March 31,
	2025	2024
Property casualty:
Deferred policy acquisition costs asset, beginning of period	$886	$749
Capitalized deferred policy acquisition costs	485	407
Amortized deferred policy acquisition costs	(434)	(360)
Deferred policy acquisition costs asset, end of period	$937	$796

Life:
Deferred policy acquisition costs asset, beginning of period	$356	$344
Capitalized deferred policy acquisition costs	12	10
Amortized deferred policy acquisition costs	(8)	(7)
Deferred policy acquisition costs asset, end of period	$360	$347

Consolidated:
Deferred policy acquisition costs asset, beginning of period	$1,242	$1,093
Capitalized deferred policy acquisition costs	497	417
Amortized deferred policy acquisition costs	(442)	(367)
Deferred policy acquisition costs asset, end of period	$1,297	$1,143

The table below shows the life deferred policy acquisition costs asset by product:

(Dollars in millions)
Three months ended March 31, 2025	Term	Whole life	Deferred annuity	Universal life	Total
Balance, beginning of period	$245	$52	$8	$51	$356
Capitalized deferred policy acquisition costs	9	2	—	1	12
Amortized deferred policy acquisition costs	(6)	(1)	—	(1)	(8)
Balance, end of period	$248	$53	$8	$51	$360

Three months ended March 31, 2024
Balance, beginning of period	$236	$48	$8	$52	$344
Capitalized deferred policy acquisition costs	8	2	—	—	10
Amortized deferred policy acquisition costs	(6)	(1)	—	—	(7)
Balance, end of period	$238	$49	$8	$52	$347

Cincinnati Financial Corporation First-Quarter 2025 10-Q

NOTE 7 – Accumulated Other Comprehensive Income
Accumulated other comprehensive income (AOCI) includes changes in unrealized gains and losses on investments, changes in pension obligations and changes in life policy reserves, reinsurance recoverable and other as follows:

(Dollars in millions)	Three months ended March 31,
	2025			2024
	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, beginning of period	$(553)	$(119)	$(434)	$(570)	$(123)	$(447)
OCI before investment gains and losses, net, recognized in net income	65	14	51	(65)	(13)	(52)
Investment gains and losses, net, recognized in net income	2	—	2	10	2	8
OCI	67	14	53	(55)	(11)	(44)
AOCI, end of period	$(486)	$(105)	$(381)	$(625)	$(134)	$(491)

Pension obligations:
AOCI, beginning of period	$75	$17	$58	$30	$8	$22
OCI excluding amortization recognized in net income	—	—	—	—	—	—
Amortization recognized in net income	(1)	—	(1)	—	—	—
OCI	(1)	—	(1)	—	—	—
AOCI, end of period	$74	$17	$57	$30	$8	$22

Life policy reserves, reinsurance recoverable and other:
AOCI, beginning of period	$85	$18	$67	$(13)	$(3)	$(10)
OCI before investment gains and losses, net, recognized in net income	(17)	(3)	(14)	47	10	37
Investment gains and losses, net, recognized in net income	—	—	—	—	—	—
OCI	(17)	(3)	(14)	47	10	37
AOCI, end of period	$68	$15	$53	$34	$7	$27

Summary of AOCI:
AOCI, beginning of period	$(393)	$(84)	$(309)	$(553)	$(118)	$(435)
Investments OCI	67	14	53	(55)	(11)	(44)
Pension obligations OCI	(1)	—	(1)	—	—	—
Life policy reserves, reinsurance recoverable and other OCI	(17)	(3)	(14)	47	10	37
Total OCI	49	11	38	(8)	(1)	(7)
AOCI, end of period	$(344)	$(73)	$(271)	$(561)	$(119)	$(442)

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
Cincinnati Financial Corporation First-Quarter 2025 10-Q

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

The table below summarizes our consolidated property casualty insurance net written premiums, earned premiums and incurred loss and loss expenses:

(Dollars in millions)	Three months ended March 31,
	2025	2024
Direct written premiums	$2,388	$2,125
Assumed written premiums	303	239
Ceded written premiums	(196)	(116)
Net written premiums	$2,495	$2,248

Direct earned premiums	$2,247	$1,934
Assumed earned premiums	190	152
Ceded earned premiums	(173)	(94)
Earned premiums	$2,264	$1,992

Direct incurred loss and loss expenses	$2,149	$1,193
Assumed incurred loss and loss expenses	236	76
Ceded incurred loss and loss expenses	(498)	1
Incurred loss and loss expenses	$1,887	$1,270

Cincinnati Financial Corporation First-Quarter 2025 10-Q

Our life insurance company purchases reinsurance for protection of a portion of the risks that are written. Primary components of our life reinsurance program include individual mortality coverage, aggregate catastrophe and accidental death coverage in excess of certain deductibles.

The table below summarizes our consolidated life insurance earned premiums and contract holders' benefits incurred:

(Dollars in millions)	Three months ended March 31,
	2025	2024
Direct earned premiums	$99	$99
Ceded earned premiums	(19)	(20)
Earned premiums	$80	$79

Direct contract holders' benefits incurred	$94	$94
Ceded contract holders' benefits incurred	(13)	(15)
Contract holders' benefits incurred	$81	$79

The ceded benefits incurred can vary depending on the type of life insurance policy held and the year the policy was issued.

The allowance for uncollectible property casualty premiums was $17 million and $18 million at March 31, 2025, and December 31, 2024, respectively. The allowances for credit losses on other premiums receivable and reinsurance recoverable assets were immaterial at March 31, 2025, and December 31, 2024.
Cincinnati Financial Corporation First-Quarter 2025 10-Q

NOTE 9 – Income Taxes
The differences between the 21% statutory federal income tax rate and our effective income tax rate were as follows:

(Dollars in millions)	Three months ended March 31,
	2025		2024
Tax at statutory rate:	$(27)	21.0%	$200	21.0%
Increase (decrease) resulting from:
Tax-exempt income from municipal bonds	(5)	3.9	(5)	(0.5)
Dividend received exclusion	(5)	3.9	(5)	(0.5)
Other	(1)	0.9	8	0.8
Provision (benefit) for income taxes	$(38)	29.7%	$198	20.8%

The provision (benefit) for federal income taxes is based upon filing a consolidated income tax return for the company and its domestic subsidiaries.

We continue to believe that after considering all positive and negative evidence of taxable income in the carryback and carryforward periods as permitted by law, it is more likely than not that all of the deferred tax assets on our U.S. domestic operations and those related to Cincinnati Global Underwriting Ltd.SM (Cincinnati Global) will be realized. As a result, we have no valuation allowance for our U.S. domestic operations or Cincinnati Global at both March 31, 2025, and December 31, 2024.

Cincinnati Global
Cincinnati Global had no operating loss carryforwards in the United States and $67 million and $78 million in the United Kingdom at March 31, 2025, and December 31, 2024, respectively. These Cincinnati Global losses can only be utilized within the Cincinnati Global group.

Cincinnati Financial Corporation First-Quarter 2025 10-Q

NOTE 10 – Net Income (Loss) Per Common Share
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are computed based on the weighted average number of common and dilutive potential common shares outstanding using the treasury stock method. The table shows calculations for basic and diluted earnings per share:

(In millions, except per share data)	Three months ended March 31,
	2025	2024
Numerator:
Net income (loss)—basic and diluted	$(90)	$755
Denominator:
Basic weighted-average common shares outstanding	156.4	156.8
Effect of share-based awards:
Stock options	—	0.7
Nonvested shares	—	0.4
Diluted weighted-average shares	156.4	157.9
Earnings (loss) per share:
Basic	$(0.57)	$4.82
Diluted	$(0.57)	$4.78
Number of anti-dilutive share-based awards	1.7	1.3

The source of dilution of our common shares are certain equity-based awards. See our 2024 Annual Report on Form 10-K, Item 8, Note 17, Share-Based Associate Compensation Plans, Page 173, for information about share-based awards. The above table shows the number of anti-dilutive share-based awards for the three months ended March 31, 2025 and 2024. In accordance with Accounting Standards Codification 260, Earnings per Share, the assumed exercise of share-based awards was excluded from the computation of diluted loss per share for the three months ended March 31, 2025, because their exercise would have anti-dilutive effects.

NOTE 11 – Employee Retirement Benefits
The following summarizes the components of net periodic benefit for our qualified and supplemental pension plans:

(Dollars in millions)	Three months ended March 31,
	2025	2024
Service cost	$1	$1
Non-service (benefit) costs:
Interest cost	4	3
Expected return on plan assets	(6)	(5)
Amortization of actuarial gain and prior service cost	(1)	—
Total non-service benefit	(3)	(2)
Net periodic benefit	$(2)	$(1)

See our 2024 Annual Report on Form 10-K, Item 8, Note 13, Employee Retirement Benefits, Page 167, for information on our retirement benefits. The net periodic benefit is allocated in the same proportion primarily to the underwriting, acquisition and insurance expenses line item with the remainder allocated to the insurance losses and contract holders' benefits line item on the condensed consolidated statements of income for both 2025 and 2024.

We made matching contributions totaling $11 million and $9 million to our 401(k) and Top Hat savings plans during the first quarter of 2025 and 2024, respectively.

We made no contributions to our qualified pension plan during the first three months of 2025.
Cincinnati Financial Corporation First-Quarter 2025 10-Q

NOTE 12 – Commitments and Contingent Liabilities
The company, through its insurance subsidiaries, is involved in claims litigation arising in the ordinary course of conducting its business, both as a liability insurer defending third-party claims brought against insureds and as an insurer defending against coverage claims. The company accounts for such activity through the establishment of unpaid loss and loss expense reserves. Subject to the uncertainties discussed in Note 4, Property Casualty Loss and Loss Expenses, and in the discussion in the balance of this Note, we believe that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses, costs of defense, and reinsurance recoveries, is immaterial to our consolidated financial position, results of operations and cash flows.

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

NOTE 13 – Segment Information
We operate primarily in two industries, property casualty insurance and life insurance. Our chief operating decision maker (CODM) is the chief executive officer who regularly reviews our reporting segments to make decisions about allocating resources and assessing performance. Our reporting segments are:
•Commercial lines insurance
•Personal lines insurance
•Excess and surplus lines insurance
•Life insurance
•Investments

We report as Other the noninvestment operations of the parent company and its noninsurer subsidiary, CFC Investment Company. We also report as Other the underwriting results of Cincinnati Re and Cincinnati Global. See our 2024 Annual Report on Form 10-K, Item 8, Note 18, Segment Information, Page 176, for a description of revenue, income or loss before income taxes, including its components, and identifiable assets for each of the five segments.

Cincinnati Financial Corporation First-Quarter 2025 10-Q

Segment information is summarized in the following table:

(Dollars in millions)	Three months ended March 31,
	2025	2024
Commercial lines insurance
Commercial lines insurance premiums	$1,179	$1,082
Fee revenues	2	1
Total commercial lines insurance revenues	1,181	1,083
Loss and loss expenses	735	719
Underwriting expenses	349	325
Total commercial lines income before income taxes	97	39

Personal lines insurance
Personal lines insurance premiums	698	588
Fee revenues	1	1
Total personal lines insurance revenues	699	589
Loss and loss expenses	846	379
Underwriting expenses	210	173
Total personal lines income (loss) before income taxes	(357)	37

Excess and surplus lines insurance
Excess and surplus lines insurance premiums	162	139
Fee revenues	1	1
Total excess and surplus lines insurance revenues	163	140
Loss and loss expenses	99	90
Underwriting expenses	44	38
Total excess and surplus lines income before income taxes	20	12

Life insurance
Life insurance premiums	80	79
Fee revenues	1	1
Total life insurance revenues	81	80
Contract holders' benefits incurred	81	79
Investment interest credited to contract holders	(32)	(31)
Underwriting expenses incurred	23	22
Total life insurance income before income taxes	9	10

Investments
Investment income, net of expenses	280	245
Investment gains and losses, net	(67)	612
Total investment revenue	213	857
Investment interest credited to contract holders	32	31
Total investment income before income taxes	181	826

Reconciliation to condensed consolidated income (loss) before income taxes
Total segment revenues	2,337	2,749
Other earned premiums	225	183
Other revenues	4	3
Total revenues	2,566	2,935
Total segment benefits and expenses	2,387	1,825
Other loss and loss expenses	207	82
Other underwriting expenses	76	58
Other benefits and expenses	24	17
Total benefits and expenses	2,694	1,982
Total income (loss) before income taxes	$(128)	$953

Cincinnati Financial Corporation First-Quarter 2025 10-Q

Identifiable assets by segment are summarized in the following table:

(Dollars in millions)	March 31,	December 31,
	2025	2024
Identifiable assets:
Property casualty insurance	$6,481	$5,927
Life insurance	1,684	1,658
Investments	27,967	27,887
Other	1,144	1,029
Total	$37,276	$36,501

Item 2.    Management’s Discussion and Analysis of Financial Condition and
        Results of Operations
The following discussion highlights significant factors influencing the condensed consolidated results of operations and financial position of Cincinnati Financial Corporation. It should be read in conjunction with the consolidated financial statements and related notes included in our 2024 Annual Report on Form 10-K. Unless otherwise noted, the industry data is prepared by A.M. Best Co., a leading insurance industry statistical, analytical and financial strength rating organization. Information from A.M. Best is presented on a statutory basis for insurance company regulation in the United States of America. When we provide our results on a comparable statutory basis, we label it as such; all other company data is presented in accordance with accounting principles generally accepted in the United States of America (GAAP).

We present per share data on a diluted basis unless otherwise noted, adjusting those amounts for all stock splits and dividends. Dollar amounts are rounded to millions; calculations of percent changes are based on dollar amounts rounded to the nearest million. Certain percentage changes are identified as not meaningful (nm).

SAFE HARBOR STATEMENT
This is our “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995. Our business is subject to certain risks and uncertainties that may cause actual results to differ materially from those suggested by the forward-looking statements in this report. Some of those risks and uncertainties are discussed in our 2024 Annual Report on Form 10-K, Item 1A, Risk Factors, Page 30.
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
Cincinnati Financial Corporation First-Quarter 2025 10-Q

•Our ability to generate growth in investment income
•Values of our fixed-maturity investments, including accounts in which we hold bank-owned life insurance contract assets
•Our traditional life policy reserves
•Domestic and global events, such as the wars in Ukraine and in the Middle East, recent tariff and trade policy announcements, and disruptions in the banking and financial services industry, resulting in insurance losses, capital market or credit market uncertainty, followed by prolonged periods of economic instability or recession, that lead to:
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
Cincinnati Financial Corporation First-Quarter 2025 10-Q

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

Cincinnati Financial Corporation First-Quarter 2025 10-Q

CORPORATE FINANCIAL HIGHLIGHTS
Net Income and Comprehensive Income Data

(Dollars in millions, except per share data)	Three months ended March 31,
	2025	2024	% Change
Earned premiums	$2,344	$2,071	13
Investment income, net of expenses (pretax)	280	245	14
Investment gains and losses, net (pretax)	(67)	612	nm
Total revenues	2,566	2,935	(13)
Net income (loss)	(90)	755	nm
Comprehensive income (loss)	(52)	748	nm
Net income (loss) per share—diluted	(0.57)	4.78	nm
Cash dividends declared per share	0.87	0.81	7
Diluted weighted average shares outstanding	156.4	157.9	(1)

Total revenues decreased $369 million for the first quarter of 2025, compared with the first quarter of 2024, as a reduction in net investment gains offset higher earned premiums and investment income. Premium and investment revenue trends are discussed further in the respective sections of Financial Results.

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

The net loss for the first quarter of 2025, compared with first-quarter 2024 net income, was a change of $845 million, including decreases of $536 million in after-tax net investment gains and losses and $339 million in after-tax property casualty underwriting profit, partially offset by a $28 million increase in after-tax investment income. Catastrophe losses for the first quarter of 2025, primarily from January 2025 wildfires in southern California, were $356 million higher after taxes and unfavorably affected both net income and property casualty underwriting profit. Life insurance segment results decreased by $1 million on a pretax basis.

Performance by segment is discussed below in Financial Results. As discussed in our 2024 Annual Report on Form 10-K, Item 7, Executive Summary, Page 46, there are several reasons why our performance during 2025 may ultimately be below our long-term targets.

The board of directors is committed to rewarding shareholders directly through cash dividends and through share repurchase authorizations. Through 2024, the company had increased the annual cash dividend rate for 64 consecutive years, a record we believe is matched by only seven other U.S. publicly traded companies. In January 2025, the board of directors increased the regular quarterly dividend to 87 cents per share, setting the stage for our 65th consecutive year of increasing cash dividends. During the first three months of 2025, cash dividends declared by the company increased 7% compared with the same period of 2024. Our board regularly evaluates relevant factors in decisions related to dividends and share repurchases. The 2025 dividend increase reflected our strong operating performance and signaled management's and the board's positive outlook and confidence in our outstanding capital, liquidity and financial flexibility.

Cincinnati Financial Corporation First-Quarter 2025 10-Q

Balance Sheet Data and Performance Measures

(Dollars in millions, except share data)	At March 31,	At December 31,
	2025	2024
Total investments	$28,481	$28,378
Total assets	37,276	36,501
Short-term debt	25	25
Long-term debt	790	790
Shareholders' equity	13,718	13,935
Book value per share	87.78	89.11
Debt-to-total-capital ratio	5.6%	5.5%

Total assets at March 31, 2025, increased 2% compared with year-end 2024, and included an increase of less than 1% in total investments that reflected net purchases that were partially offset by lower fair values for many securities in our equity portfolio. Shareholders' equity decreased 2% and book value per share decreased 1% during the first three months of 2025. Our debt-to-total-capital ratio (capital is the sum of debt plus shareholders' equity) increased slightly compared with year-end 2024.

Our value creation ratio is our primary performance metric. As shown in the tables below, that ratio was negative 0.5% for the first three months of 2025, compared with positive 5.9% for the same period in 2024. The decrease was primarily due to a reduction in overall net gains from our investment portfolio and an underwriting loss from our insurance operations. Book value per share decreased $1.33 during the first three months of 2025 and contributed negative 1.5 percentage points to the value creation ratio, while dividends declared at $0.87 per share contributed positive 1.0 point. Value creation ratio major contributors and in total, along with calculations from per-share amounts, are shown in the tables below.

	Three months ended March 31,
	2025	2024
Value creation ratio major contributors:
Net income before investment gains	(0.3)%	2.3%
Change in fixed-maturity securities, realized and unrealized gains	0.4	(0.4)
Change in equity securities, investment gains	(0.4)	3.9
Other	(0.2)	0.1
Value creation ratio	(0.5)%	5.9%

Cincinnati Financial Corporation First-Quarter 2025 10-Q

(Dollars are per share)	Three months ended March 31,
	2025	2024
Value creation ratio:
End of period book value*	$87.78	$80.83
Less beginning of period book value	89.11	77.06
Change in book value	(1.33)	3.77
Dividend declared to shareholders	0.87	0.81
Total value creation	$(0.46)	$4.58

Value creation ratio from change in book value**	(1.5)%	4.9%
Value creation ratio from dividends declared to shareholders***	1.0	1.0
Value creation ratio	(0.5)%	5.9%

* Book value per share is calculated by dividing end of period total shareholders' equity by end of period shares outstanding
** Change in book value divided by the beginning of period book value
*** Dividend declared to shareholders divided by beginning of period book value

DRIVERS OF LONG-TERM VALUE CREATION
Operating through The Cincinnati Insurance Company, Cincinnati Financial Corporation is one of the 25 largest property casualty insurers in the nation, based on 2024 net written premiums for approximately 2,000 U.S. stock and mutual insurer groups. We market our insurance products through a select group of independent insurance agencies as discussed in our 2024 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 6. At March 31, 2025, we actively marketed through 2,199 agencies located in 46 states. We maintain a long-term perspective that guides us in addressing immediate challenges or opportunities while focusing on the major decisions that best position our company for success through all market cycles.

To measure our long-term progress in creating shareholder value, our value creation ratio is our primary financial performance target. As discussed in our 2024 Annual Report on Form 10-K, Item 7, Executive Summary, Page 46, management believes this measure is a meaningful indicator of our long-term progress in creating shareholder value and has three primary performance drivers:

•Premium growth – We believe our agency relationships and initiatives can lead to a property casualty written premium growth rate over any five-year period that exceeds the industry average. For the first three months of 2025, our consolidated property casualty net written premium year-over-year growth was 11%. As of February 2025, A.M. Best projected the industry's full-year 2025 written premium growth at approximately 7%. For the five-year period 2020 through 2024, our growth rate exceeded that of the industry. The industry's growth rate excludes its mortgage and financial guaranty lines of business.
•Combined ratio – We believe our underwriting philosophy and initiatives can generate an average GAAP combined ratio over any five-year period that is consistently within the range of 92% to 98%. For the first three months of 2025, our GAAP combined ratio was 113.3%, including 26.8 percentage points of current accident year catastrophe losses partially offset by 4.0 percentage points of favorable loss reserve development on prior accident years. Our statutory combined ratio was 112.3% for the first three months of 2025. As of February 2025, A.M. Best projected the industry's full-year 2025 statutory combined ratio at approximately 99%, including approximately 9 percentage points of catastrophe losses and a favorable effect of less than 1 percentage point of loss reserve development on prior accident years. The industry's ratio again excludes its mortgage and financial guaranty lines of business.
•Investment contribution – We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year return of the Standard & Poor's 500 Index. For the first three months of 2025, pretax investment income was $280 million, up 14% compared with the same period in 2024. We believe our investment portfolio mix provides an appropriate balance of income stability and growth with capital appreciation potential.

Cincinnati Financial Corporation First-Quarter 2025 10-Q

Financial Strength
An important part of our long-term strategy is financial strength, which is described in our 2024 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Financial Strength, Page 8. One aspect of our financial strength is prudent use of reinsurance ceded to help manage financial performance variability due to catastrophe loss experience. A description of how we use reinsurance ceded is included in our 2024 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, 2025 Reinsurance Ceded Programs, Page 105. Another aspect of our financial strength is our investment portfolio, which remains well-diversified as discussed in this quarterly report in Item 3, Quantitative and Qualitative Disclosures About Market Risk. Our strong parent-company liquidity and financial strength increase our flexibility to maintain a cash dividend through all periods and to continue to invest in and expand our insurance operations.

At March 31, 2025, we held $5.028 billion of our cash and cash equivalents and invested assets at the parent-company level, of which $4.479 billion, or 89.1%, was invested in common stocks, and $241 million, or 4.8%, was cash or cash equivalents. Our debt-to-total-capital ratio was 5.6% at March 31, 2025. Another important indicator of financial strength is our ratio of property casualty net written premiums to statutory surplus, which was 1.1-to-1 for the 12 months ended March 31, 2025, compared with 1.0-to-1 at year-end 2024.

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

At April 25, 2025, our insurance subsidiaries continued to be highly rated.

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
Cincinnati Financial Corporation First-Quarter 2025 10-Q

CONSOLIDATED PROPERTY CASUALTY INSURANCE HIGHLIGHTS
Consolidated property casualty insurance results include premiums and expenses for our standard market insurance segments (commercial lines and personal lines), our excess and surplus lines segment, Cincinnati Re® and our London-based global specialty underwriter Cincinnati Global Underwriting Ltd.SM (Cincinnati Global).

(Dollars in millions)	Three months ended March 31,
	2025	2024	% Change
Earned premiums	$2,264	$1,992	14
Fee revenues	4	3	33
Total revenues	2,268	1,995	14
Loss and loss expenses from:
Current accident year before catastrophe losses	1,370	1,221	12
Current accident year catastrophe losses	608	149	308
Prior accident years before catastrophe losses	(50)	(68)	26
Prior accident years catastrophe losses	(41)	(32)	(28)
Loss and loss expenses	1,887	1,270	49
Underwriting expenses	679	594	14
Underwriting profit (loss)	$(298)	$131	nm

Ratios as a percent of earned premiums:			Pt. Change
Current accident year before catastrophe losses	60.5%	61.3%	(0.8)
Current accident year catastrophe losses	26.8	7.5	19.3
Prior accident years before catastrophe losses	(2.2)	(3.4)	1.2
Prior accident years catastrophe losses	(1.8)	(1.6)	(0.2)
Loss and loss expenses	83.3	63.8	19.5
Underwriting expenses	30.0	29.8	0.2
Combined ratio	113.3%	93.6%	19.7

Combined ratio	113.3%	93.6%	19.7
Contribution from catastrophe losses and prior years reserve development	22.8	2.5	20.3
Combined ratio before catastrophe losses and prior years reserve development	90.5%	91.1%	(0.6)

Our consolidated property casualty insurance operations generated an underwriting loss of $298 million for the first quarter of 2025. Compared with an underwriting profit of $131 million for the first quarter of 2024, the first-quarter 2025 decrease of $429 million included an unfavorable increase of $450 million in losses from catastrophes, mostly caused by January 2025 wildfires in southern California, and a slightly lower amount of total favorable reserve development on prior accident years. The change in underwriting profitability for the first quarter of 2025 also included a favorable effect from higher current accident year loss and loss expenses before catastrophe losses that grew slower than earned premiums.

Underwriting results for the first quarter of 2025 included improved current accident year loss experience before catastrophe losses, as price increases have helped to offset recent-year elevated paid losses reflecting economic or other forms of inflation. Elevated inflation was a driver of higher losses and loss expenses in recent years as costs have increased significantly to repair damaged autos or other property that we insure. We also experienced higher losses for liability coverages for some of our lines of business. Due to increased uncertainty regarding ultimate losses, we intend to remain prudent in reserving for estimated ultimate losses until longer-term loss cost trends become more clear. The higher loss experience is discussed in Financial Results by property casualty insurance segment. We believe future property casualty underwriting results will continue to benefit from price increases and our ongoing initiatives to improve pricing precision and loss experience related to claims and loss control practices.
For all property casualty lines of business in aggregate, net loss and loss expense reserves at March 31, 2025, were $488 million, or 5%, higher than at year-end 2024, including an increase of $454 million for the incurred but not reported (IBNR) portion.

Cincinnati Financial Corporation First-Quarter 2025 10-Q

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

Our consolidated property casualty combined ratio for the first quarter of 2025 increased by 19.7 percentage points, compared with the same period of 2024, including an increase of 19.1 points from catastrophe losses and loss expenses. Other combined ratio components that changed are discussed below and in further detail in Financial Results by property casualty insurance segment.
The combined ratio can be affected significantly by natural catastrophe losses and other large losses as discussed in detail below. The combined ratio can also be affected by updated estimates of loss and loss expense reserves established for claims that occurred in prior periods, referred to as prior accident years. Net favorable development on prior accident year reserves, including reserves for catastrophe losses, benefited the combined ratio by 4.0 percentage points in the first three months of 2025, compared with 5.0 percentage points in the same period of 2024. Net favorable development is discussed in further detail in Financial Results by property casualty insurance segment.

The ratio for current accident year loss and loss expenses before catastrophe losses improved in the first three months of 2025. That 60.5% ratio was 0.8 percentage points lower, compared with the 61.3% accident year 2024 ratio measured as of March 31, 2024, including an increase of 1.0 points in the ratio for large losses of $2 million or more per claim, discussed below. The ratio improvement of 0.8 percentage points included a decrease of 0.2 points for the IBNR portion and a decrease of 0.6 points for the case incurred portion. It also included an unfavorable 1.4 points for the net effect of $52 million for reinsurance treaty reinstatement premiums related to the January 2025 wildfires in southern California.

The underwriting expense ratio increased for the first three months of 2025, compared with the same period a year ago. The increase included an unfavorable 0.7 points for the effect of reinstatement premiums. The ratio for both periods also included ongoing expense management efforts and higher earned premiums.

Consolidated Property Casualty Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2025	2024	% Change
Agency renewal written premiums	$1,912	$1,683	14
Agency new business written premiums	383	346	11
Other written premiums	200	219	(9)
Net written premiums	2,495	2,248	11
Unearned premium change	(231)	(256)	10
Earned premiums	$2,264	$1,992	14

The trends in net written premiums and earned premiums summarized in the table above include the effects of price increases. Price change trends that heavily influence renewal written premium increases or decreases, along with other premium growth drivers for 2025, are discussed in more detail by segment below in Financial Results.

Consolidated property casualty net written premiums for the three months ended March 31, 2025, grew $247 million compared with the same period of 2024. Our premium growth initiatives from prior years have provided an ongoing favorable effect on growth during the current year, particularly as newer agency relationships mature over time.

Consolidated property casualty agency new business written premiums increased by $37 million for the first three months of 2025, compared with the same period of 2024. New agency appointments during 2025 and 2024 produced a $24 million increase in standard lines new business for the first three months of 2025 compared with the same period of 2024. As we appoint new agencies that choose to move accounts to us, we report these accounts as new business. While this business is new to us, in many cases it is not new to the agent. We believe these
Cincinnati Financial Corporation First-Quarter 2025 10-Q

seasoned accounts tend to be priced more accurately than business that may be less familiar to our agent upon obtaining it from a competing agent.

Net written premiums for Cincinnati Re, included in other written premiums, increased by $53 million to $255 million for the three months ended March 31, 2025, compared with the same period of 2024. Cincinnati Re assumes risks through reinsurance treaties and in some cases cedes part of the risk and related premiums to one or more unaffiliated reinsurance companies through transactions known as retrocessions. The increase included a $12 million net favorable effect from estimated premiums to reinstate treaties affected by the California wildfires.

Cincinnati Global is also included in other written premiums. Net written premiums for Cincinnati Global decreased by $7 million to $75 million for the three months ended March 31, 2025, compared with the same period of 2024.

Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. An increase in ceded premiums reduced net written premiums by $65 million for the first three months of 2025, compared with the same period of 2024. Other written premiums for the first quarter of 2025 included a net unfavorable amount of $52 million for reinsurance treaty reinstatement premiums related to the California wildfires, including a favorable $12 million for Cincinnati Re and an unfavorable $64 million for our personal lines insurance segment.

Catastrophe losses and loss expenses typically have a material effect on property casualty results and can vary significantly from period to period. Losses from catastrophes contributed 25.0 percentage points to the combined ratio in the first three months of 2025, compared with 5.9 percentage points in the same period of 2024.

Net losses from catastrophes for the first quarter of 2025 included recoveries from reinsurers that participate in our primary property catastrophe reinsurance treaty. The recovery related to the California wildfires based on loss estimates at the end of the quarter was $429 million. During the first quarter of 2025, we reinstated the applicable layers of our primary property catastrophe reinsurance treaty to provide coverage for catastrophic events. As a result of the reinstatement, the treaty provides the same coverage that was effective on January 1, 2025.

The reinsurance program for Cincinnati Re only effective June 1, 2024, provides retrocession coverages with various triggers, exclusions and unique features. The program includes property catastrophe excess of loss coverage in excess of $80 million per occurrence. During 2024, the program had a total available limit of $60 million per occurrence and there was no recovery from reinsurers pertaining to these treaties. During the first three months of 2025, recoveries of $38 million were estimated related to the California wildfires. As of March 31, 2025, the remaining coverage provides a total available limit of $41 million per occurrence in excess of $80 million.

Cincinnati Financial Corporation First-Quarter 2025 10-Q

The following table shows consolidated property casualty insurance catastrophe losses and loss expenses incurred, net of reinsurance, as well as the effect of loss development on prior period catastrophe events. We individually list declared catastrophe events for which our incurred losses reached or exceeded $25 million.

Consolidated Property Casualty Insurance Catastrophe Losses and Loss Expenses Incurred

(Dollars in millions, net of reinsurance)		Three months ended March 31,
		Comm.	Pers.	E&S
Dates	Region	lines	lines	lines	Other	Total
2025
Jan. 7-28	West	$—	$325	$—	$124	$449
Mar. 14-17	Midwest, Northeast, South	42	75	1	—	118
All other 2025 catastrophes		14	23	1	3	41
Development on 2024 and prior catastrophes		(14)	(13)	(1)	(13)	(41)
Calendar year incurred total		$42	$410	$1	$114	$567

2024
Jan. 8-10	Midwest, Northeast, South	$18	$9	$—	$—	$27
Mar. 12-17	Midwest, South	32	22	—	—	54
All other 2024 catastrophes		25	42	1	—	68
Development on 2023 and prior catastrophes		(8)	(21)	(1)	(2)	(32)
Calendar year incurred total		$67	$52	$—	$(2)	$117

The following table includes data for losses incurred of $2 million or more per claim, net of reinsurance.

Consolidated Property Casualty Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended March 31,
	2025	2024	% Change
Current accident year losses greater than $5 million	$26	$—	nm
Current accident year losses $2 million - $5 million	20	22	(9)
Large loss prior accident year reserve development	56	22	155
Total large losses incurred	102	44	132
Losses incurred but not reported	279	251	11
Other losses excluding catastrophe losses	688	677	2
Catastrophe losses	558	111	403
Total losses incurred	$1,627	$1,083	50

Ratios as a percent of earned premiums:			Pt. Change
Current accident year losses greater than $5 million	1.2%	—%	1.2
Current accident year losses $2 million - $5 million	0.9	1.1	(0.2)
Large loss prior accident year reserve development	2.4	1.1	1.3
Total large loss ratio	4.5	2.2	2.3
Losses incurred but not reported	12.3	12.6	(0.3)
Other losses excluding catastrophe losses	30.4	34.0	(3.6)
Catastrophe losses	24.6	5.6	19.0
Total loss ratio	71.8%	54.4%	17.4

We believe the inherent variability of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the variability in addition to general
Cincinnati Financial Corporation First-Quarter 2025 10-Q

inflationary trends in loss costs. Our analysis continues to indicate no unexpected concentration of large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The first-quarter 2025 property casualty total large losses incurred of $102 million, net of reinsurance, was higher than the $70 million quarterly average during full-year 2024 and the $44 million experienced for the first quarter of 2024. The ratio for these large losses was 2.3 percentage points higher compared with last year's first quarter. We believe results for the three-month period largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $2 million. Losses by size are discussed in further detail in results of operations by property casualty insurance segment.
FINANCIAL RESULTS
Consolidated results reflect the operating results of each of our five segments along with the parent company, Cincinnati Re, Cincinnati Global and other activities reported as "Other." The five segments are:
•Commercial lines insurance
•Personal lines insurance
•Excess and surplus lines insurance
•Life insurance
•Investments

Cincinnati Financial Corporation First-Quarter 2025 10-Q

COMMERCIAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended March 31,
	2025	2024	% Change
Earned premiums	$1,179	$1,082	9
Fee revenues	2	1	100
Total revenues	1,181	1,083	9
Loss and loss expenses from:
Current accident year before catastrophe losses	722	682	6
Current accident year catastrophe losses	56	75	(25)
Prior accident years before catastrophe losses	(29)	(30)	3
Prior accident years catastrophe losses	(14)	(8)	(75)
Loss and loss expenses	735	719	2
Underwriting expenses	349	325	7
Underwriting profit	$97	$39	149

Ratios as a percent of earned premiums:			Pt. Change
Current accident year before catastrophe losses	61.1%	63.0%	(1.9)
Current accident year catastrophe losses	4.8	7.0	(2.2)
Prior accident years before catastrophe losses	(2.4)	(2.8)	0.4
Prior accident years catastrophe losses	(1.2)	(0.8)	(0.4)
Loss and loss expenses	62.3	66.4	(4.1)
Underwriting expenses	29.6	30.1	(0.5)
Combined ratio	91.9%	96.5%	(4.6)

Combined ratio	91.9%	96.5%	(4.6)
Contribution from catastrophe losses and prior years reserve development	1.2	3.4	(2.2)
Combined ratio before catastrophe losses and prior years reserve development	90.7%	93.1%	(2.4)

Overview
Performance highlights for the commercial lines segment include:
•Premiums – Earned premiums and net written premiums for the commercial lines segment grew during the first three months of 2025, compared with the same period a year ago, primarily due to agency renewal written premium growth that continued to include higher average pricing as well as growth in agency new business written premiums. The table below analyzes the primary components of premiums. We continue to use predictive analytics tools to improve pricing precision and segmentation while leveraging our local relationships with agents through the efforts of our teams that work closely with them. We seek to maintain appropriate pricing discipline for both new and renewal business as our agents and underwriters assess account quality to make careful decisions on a policy-by-policy basis whether to write or renew a policy.
Agency renewal written premiums increased 7% for the first three months of 2025, compared with the same period of 2024, including price increases. During the first quarter of 2025, our overall standard commercial lines policies averaged estimated renewal price increases at percentages near the low end of the high-single-digit range. We continue to segment commercial lines policies, emphasizing identification and retention of those we believe have relatively stronger pricing. Conversely, we have been seeking stricter renewal terms and conditions on policies we believe have relatively weaker pricing, thus retaining fewer of those policies. We measure average changes in commercial lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for the respective policies.
Our average overall commercial lines renewal pricing change includes the impact of flat pricing for certain coverages within package policies written for a three-year term that were in force but did not expire during
Cincinnati Financial Corporation First-Quarter 2025 10-Q

the period being measured. Therefore, our reported change in average commercial lines renewal pricing reflects a blend of three-year policies that did not expire and other policies that did expire during the measurement period. For commercial lines policies that did expire and were then renewed during the first quarter of 2025, we estimate that our average percentage price increases were in the high-single-digit range for our commercial casualty and commercial property lines of business and in the mid-single-digit range for our commercial auto line of business. The estimated average percentage price change for workers' compensation was a decrease in the mid-single-digit range.
Our commercial lines segment's increase in agency renewal written premiums for the first three months of 2025 also included changes in the level of insured exposures. Part of the insured exposure increase reflects our response to inflation effects that increase the cost of building materials to repair damaged commercial structures. We use building valuation software to automate much of that underwriting process and may also manually adjust premiums to reflect property costs.
Renewal premiums for certain policies, primarily our commercial casualty and workers' compensation lines of business, include the results of policy audits that adjust initial premium amounts based on differences between estimated and actual sales or payroll related to a specific policy. Audits completed during the first three months of 2025 contributed $23 million to net written premiums, compared with $29 million for the same period of 2024.
New business written premiums for commercial lines increased $21 million during the first three months of 2025, compared with the same period of 2024, as we continued to carefully underwrite each policy in a highly competitive market. Trend analysis for year-over-year comparisons of individual quarters is more difficult to assess for commercial lines new business written premiums, due to inherent variability. That variability is often driven by larger policies with annual premiums greater than $100,000.
Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. For our commercial lines insurance segment, a decrease in ceded premiums increased net written premiums by approximately $4 million for the first three months of 2025, compared with the same period of 2024.

Commercial Lines Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2025	2024	% Change
Agency renewal written premiums	$1,152	$1,076	7
Agency new business written premiums	203	182	12
Other written premiums	(30)	(35)	14
Net written premiums	1,325	1,223	8
Unearned premium change	(146)	(141)	(4)
Earned premiums	$1,179	$1,082	9

•Combined ratio – The first-quarter 2025 commercial lines combined ratio improved by 4.6 percentage points, compared with the first quarter of 2024, including a decrease of 2.6 points in losses from catastrophes. The first-quarter combined ratio decreased by 1.9 points from current accident year loss and loss expenses before catastrophe losses, including an increase of 0.7 points for the IBNR portion and a decrease of 2.6 points for the case incurred portion. Underwriting results also included favorable reserve development on prior accident years, as discussed below. The current accident year ratios were measured as of March 31 of the respective years and included an increase of 0.8 percentage points for the first three months of 2025 in the ratio for large losses of $2 million or more per claim, discussed below.
When estimating the ultimate cost of total loss and loss expenses, we consider many factors, including trends for inflation, historical paid and reported losses, large loss activity and other data or information for the industry or our company. Elevated inflation in recent years has been a driver of higher losses and loss expenses as costs have increased significantly to repair damaged business properties or autos that we insure, in addition to higher losses for liability coverages for some of our lines of business. Due to increased uncertainty regarding ultimate losses, we intend to remain prudent in reserving for estimated ultimate losses until longer-term loss cost trends become more clear.
Catastrophe losses and loss expenses accounted for 3.6 percentage points of the combined ratio for the first three months of 2025, compared with 6.2 percentage points for the same period a year ago. Through 2024, the 10-year annual average for that catastrophe measure for the commercial lines segment was 6.0 percentage points, and the five-year annual average was 6.6 percentage points.
Cincinnati Financial Corporation First-Quarter 2025 10-Q

The net effect of reserve development on prior accident years during the first three months of 2025 was favorable for commercial lines overall by $43 million, compared with $38 million for the same period in 2024. For the first three months of 2025, our commercial property and workers' compensation lines of business were the main contributors to the commercial lines net favorable reserve development. The net favorable reserve development recognized during the first three months of 2025 for our commercial lines insurance segment was mainly for accident years 2024 and 2023 and was primarily due to lower-than-anticipated loss emergence on known claims. Our commercial casualty line of business included $1 million of favorable reserve development on prior accident years for the first three months of 2025. Reserve estimates are inherently uncertain as described in our 2024 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 51.
The commercial lines underwriting expense ratio decreased for the first three months of 2025, compared with the same period a year ago. The decrease was primarily due to premium growth outpacing growth in various expenses. The ratio for both periods also included ongoing expense management efforts and higher earned premiums.

Commercial Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended March 31,
	2025	2024	% Change
Current accident year losses greater than $5 million	$7	$—	nm
Current accident year losses $2 million - $5 million	15	11	36
Large loss prior accident year reserve development	44	12	267
Total large losses incurred	66	23	187
Losses incurred but not reported	163	156	4
Other losses excluding catastrophe losses	318	368	(14)
Catastrophe losses	40	64	(38)
Total losses incurred	$587	$611	(4)

Ratios as a percent of earned premiums:			Pt. Change
Current accident year losses greater than $5 million	0.6%	—%	0.6
Current accident year losses $2 million - $5 million	1.2	1.0	0.2
Large loss prior accident year reserve development	3.8	1.1	2.7
Total large loss ratio	5.6	2.1	3.5
Losses incurred but not reported	13.9	14.4	(0.5)
Other losses excluding catastrophe losses	26.8	34.0	(7.2)
Catastrophe losses	3.4	6.0	(2.6)
Total loss ratio	49.7%	56.5%	(6.8)

We continue to monitor new losses and case reserve increases greater than $2 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The first-quarter 2025 commercial lines total large losses incurred of $66 million, net of reinsurance, was higher than the quarterly average of $49 million during full-year 2024 and the $23 million of total large losses incurred for the first quarter of 2024. The increase in commercial lines large losses for the first three months of 2025 was primarily due to our commercial property line of business. The first-quarter 2025 ratio for commercial lines total large losses was 3.5 percentage points higher than last year's first-quarter ratio. We believe results for the three-month period largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $2 million.

Cincinnati Financial Corporation First-Quarter 2025 10-Q

PERSONAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended March 31,
	2025	2024	% Change
Earned premiums	$698	$588	19
Fee revenues	1	1	0
Total revenues	699	589	19
Loss and loss expenses from:
Current accident year before catastrophe losses	442	339	30
Current accident year catastrophe losses	423	73	479
Prior accident years before catastrophe losses	(6)	(12)	50
Prior accident years catastrophe losses	(13)	(21)	38
Loss and loss expenses	846	379	123
Underwriting expenses	210	173	21
Underwriting profit (loss)	$(357)	$37	nm

Ratios as a percent of earned premiums:			Pt. Change
Current accident year before catastrophe losses	63.3%	57.7%	5.6
Current accident year catastrophe losses	60.6	12.4	48.2
Prior accident years before catastrophe losses	(0.8)	(2.0)	1.2
Prior accident years catastrophe losses	(1.9)	(3.6)	1.7
Loss and loss expenses	121.2	64.5	56.7
Underwriting expenses	30.1	29.4	0.7
Combined ratio	151.3%	93.9%	57.4

Combined ratio	151.3%	93.9%	57.4
Contribution from catastrophe losses and prior years reserve development	57.9	6.8	51.1
Combined ratio before catastrophe losses and prior years reserve development	93.4%	87.1%	6.3

Overview
Performance highlights for the personal lines segment include:
•Premiums – Personal lines earned premiums and net written premiums continued to grow during the first three months of 2025, including increased agency new business and renewal written premiums that included higher average pricing. Cincinnati Private ClientSM net written premiums included in the personal lines insurance segment results totaled approximately $363 million for the first three months of 2025, compared with $330 million for the same period of 2024. Cincinnati Private Client direct written premiums for the respective periods included excess and surplus lines homeowner policies with premiums totaling $39 million in the first three months of 2025, compared with $37 million in the same period of 2024. The table below analyzes the primary components of premiums.
Agency renewal written premiums increased 28% for the first three months of 2025, reflecting rate increases in selected states, a higher level of insured exposures and other factors such as changes in policy deductibles or mix of business. Part of the insured exposure increase reflects our response to inflation effects that increase the cost of building materials used to repair damaged homes.
We estimate that premium rates for our personal auto line of business increased at average percentages in the low-double-digit range during the first three months of 2025. For our homeowner line of business, we estimate that premium rates for the first three months of 2025 also increased at average percentages in the low-double-digit range. For both our personal auto and homeowner lines of business, some individual policies experienced lower or higher rate changes based on each risk's specific characteristics and enhanced pricing precision enabled by predictive models.
Personal lines new business written premiums increased $5 million or 4% for the first three months of 2025, compared with the same period of 2024, including an increase of approximately $8 million from Cincinnati Private Client policies and a decrease of $3 million from middle-market policies. We believe we maintained
Cincinnati Financial Corporation First-Quarter 2025 10-Q

underwriting and pricing discipline across all personal lines markets as we expanded use of enhanced pricing precision tools.
Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. For our personal lines insurance segment, an increase in 2025 ceded premiums reduced net written premiums by approximately $67 million for the first three months of 2025, compared with the same period of 2024. Ceded premiums for the first quarter of 2025 included a net amount of $64 million for reinsurance reinstatement premiums related to the January 2025 wildfires in southern California.
Personal Lines Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2025	2024	% Change
Agency renewal written premiums	$634	$494	28
Agency new business written premiums	127	122	4
Other written premiums	(89)	(21)	(324)
Net written premiums	672	595	13
Unearned premium change	26	(7)	nm
Earned premiums	$698	$588	19

•Combined ratio – Our personal lines combined ratio for the first quarter of 2025 increased by 57.4 percentage points, compared with first-quarter 2024, primarily due to an increase of 49.9 points in losses from catastrophes. The first-quarter 2025 combined ratio increase also included an increase of 5.6 percentage points from current accident year loss and loss expenses before catastrophe losses, including an increase of 4.7 points for the IBNR portion and an increase of 0.9 points for the case incurred portion. The first-quarter 2025 current accident year ratio before catastrophe losses included an unfavorable 5.3 points for the effect of reinstatement premiums. The total current accident year ratios before catastrophe losses were measured as of March 31 of the respective years and included an increase of 1.7 percentage points for the first three months of 2025 in the ratio for large losses of $2 million or more per claim, discussed below.
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
Catastrophe losses and loss expenses accounted for 58.7 percentage points of the combined ratio for the first three months of 2025, compared with 8.8 points for the same period a year ago. The 10-year annual average catastrophe loss ratio for the personal lines segment through 2024 was 12.1 percentage points, and the five-year annual average was 13.9 percentage points.
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
The net effect of reserve development on prior accident years during the first quarter of 2025 was favorable for personal lines overall by $19 million, compared with $33 million for the same period of 2024. Our homeowner line of business was the main contributor to the personal lines net favorable reserve development for the first three months of 2025. The net favorable reserve development was primarily due to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2024 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 51.
The personal lines underwriting expense ratio increased for the first three months of 2025, compared with the same period a year ago. The increase included an unfavorable 2.5 points for the effect of reinstatement premiums. The ratio for both periods also included ongoing expense management efforts.

Cincinnati Financial Corporation First-Quarter 2025 10-Q

.
Personal Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended March 31,
	2025	2024	% Change
Current accident year losses greater than $5 million	$19	$—	nm
Current accident year losses $2 million - $5 million	5	11	(55)
Large loss prior accident year reserve development	12	10	20
Total large losses incurred	36	21	71
Losses incurred but not reported	74	22	236
Other losses excluding catastrophe losses	254	231	10
Catastrophe losses	405	50	710
Total losses incurred	$769	$324	137

Ratios as a percent of earned premiums:			Pt. Change
Current accident year losses greater than $5 million	2.8%	—%	2.8
Current accident year losses $2 million - $5 million	0.7	1.8	(1.1)
Large loss prior accident year reserve development	1.8	1.8	0.0
Total large loss ratio	5.3	3.6	1.7
Losses incurred but not reported	10.5	3.8	6.7
Other losses excluding catastrophe losses	36.4	39.4	(3.0)
Catastrophe losses	57.9	8.4	49.5
Total loss ratio	110.1%	55.2%	54.9

We continue to monitor new losses and case reserve increases greater than $2 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the first quarter of 2025, the personal lines total large loss ratio, net of reinsurance, was 1.7 percentage points higher than last year's first quarter. The increase in personal lines total large losses incurred for the first three months of 2025 occurred primarily for inland marine coverages in our other personal line of business. We believe results for the three-month period largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $2 million.

Cincinnati Financial Corporation First-Quarter 2025 10-Q

EXCESS AND SURPLUS LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended March 31,
	2025	2024	% Change
Earned premiums	$162	$139	17
Fee revenues	1	1	0
Total revenues	163	140	16

Loss and loss expenses from:
Current accident year before catastrophe losses	106	92	15
Current accident year catastrophe losses	2	1	100
Prior accident years before catastrophe losses	(8)	(2)	(300)
Prior accident years catastrophe losses	(1)	(1)	0
Loss and loss expenses	99	90	10
Underwriting expenses	44	38	16
Underwriting profit	$20	$12	67

Ratios as a percent of earned premiums:			Pt. Change
Current accident year before catastrophe losses	65.6%	65.7%	(0.1)
Current accident year catastrophe losses	0.8	0.9	(0.1)
Prior accident years before catastrophe losses	(5.0)	(1.7)	(3.3)
Prior accident years catastrophe losses	(0.5)	(0.4)	(0.1)
Loss and loss expenses	60.9	64.5	(3.6)
Underwriting expenses	27.4	27.4	0.0
Combined ratio	88.3%	91.9%	(3.6)

Combined ratio	88.3%	91.9%	(3.6)
Contribution from catastrophe losses and prior years reserve development	(4.7)	(1.2)	(3.5)
Combined ratio before catastrophe losses and prior years reserve development	93.0%	93.1%	(0.1)

Overview
Performance highlights for the excess and surplus lines segment include:
•Premiums – Excess and surplus lines earned premiums and net written premiums continued to grow during the first three months of 2025, compared with the same period a year ago, including increases in both agency renewal and new business written premiums. Renewal written premiums rose 12% for the three months ended March 31, 2025, compared with the same period of 2024, largely due to higher renewal pricing. For the first three months of 2025, excess and surplus lines policy renewals experienced estimated average price increases at percentages in the high-single-digit range. We measure average changes in excess and surplus lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies.
New business written premiums produced by agencies increased by 26% for the first three months of 2025 compared with the same period of 2024, as we continued to carefully underwrite each policy in a highly competitive market. Some of what we report as new business came from accounts that were not new to our agents. We believe our agents' seasoned accounts tend to be priced more accurately than business that may be less familiar to them.
Cincinnati Financial Corporation First-Quarter 2025 10-Q

Excess and Surplus Lines Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2025	2024	% Change
Agency renewal written premiums	$126	$113	12
Agency new business written premiums	53	42	26
Other written premiums	(11)	(9)	(22)
Net written premiums	168	146	15
Unearned premium change	(6)	(7)	14
Earned premiums	$162	$139	17

•Combined ratio – The excess and surplus lines combined ratio improved by 3.6 percentage points for the first three months of 2025, compared with the same period of 2024. The improvement was primarily due to a higher level of favorable reserve development on prior accident year loss and loss expenses for the three months ended March 31, 2025, compared with the first three months of 2024.
The 65.6% first-quarter 2025 ratio for current accident year loss and loss expenses before catastrophe losses was 0.1 percentage point lower, compared with the 65.7% accident year 2024 ratio measured as of March 31, 2024, including an increase of 2.8 points for the IBNR portion and a decrease of 2.9 points for the case incurred portion.
Excess and surplus lines net reserve development on prior accident years, as a ratio to earned premiums, was favorable by 5.5% for the first three months of 2025, compared with 2.1% for the same period of 2024. Reserve estimates are inherently uncertain as described in our 2024 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 51.
The excess and surplus lines underwriting expense ratio for the first three months of 2025 matched the same period a year ago. The ratio for both periods benefited from ongoing expense management efforts and premium growth.

Cincinnati Financial Corporation First-Quarter 2025 10-Q

Excess and Surplus Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended March 31,
	2025	2024	% Change
Current accident year losses greater than $5 million	$—	$—	nm
Current accident year losses $2 million - $5 million	—	—	nm
Large loss prior accident year reserve development	—	—	nm
Total large losses incurred	—	—	nm
Losses incurred but not reported	46	30	53
Other losses excluding catastrophe losses	24	37	(35)
Catastrophe losses	—	1	(100)
Total losses incurred	$70	$68	3

Ratios as a percent of earned premiums:			Pt. Change
Current accident year losses greater than $5 million	—%	—%	0.0
Current accident year losses $2 million - $5 million	—	—	0.0
Large loss prior accident year reserve development	—	—	0.0
Total large loss ratio	—	—	0.0
Losses incurred but not reported	28.1	21.6	6.5
Other losses excluding catastrophe losses	14.8	26.8	(12.0)
Catastrophe losses	0.2	0.5	(0.3)
Total loss ratio	43.1%	48.9%	(5.8)

We continue to monitor new losses and case reserve increases greater than $2 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. In the first quarter of both 2025 and 2024, our excess and surplus lines insurance segment had no large losses of $2 million or more per claim.

Cincinnati Financial Corporation First-Quarter 2025 10-Q

LIFE INSURANCE RESULTS

(Dollars in millions)	Three months ended March 31,
	2025	2024	% Change
Earned premiums	$80	$79	1
Fee revenues	1	1	0
Total revenues	81	80	1
Contract holders' benefits incurred	81	79	3
Investment interest credited to contract holders	(32)	(31)	(3)
Underwriting expenses incurred	23	22	5
Total benefits and expenses	72	70	3
Life insurance segment profit	$9	$10	(10)

Overview
Performance highlights for the life insurance segment include:
•Revenues – Revenues increased for the three months ended March 31, 2025, compared with the same period a year ago.
Net in-force life insurance policy face amounts increased 1% to $84.712 billion at March 31, 2025, from $84.245 billion at year-end 2024.
Fixed annuity deposits received for the three months ended March 31, 2025, were $4 million, compared with $9 million for the same period of 2024. Fixed annuity deposits have a minimal impact on earned premiums because deposits received are initially recorded as liabilities. Profit is earned over time by way of interest rate spreads. We do not write variable or equity-indexed annuities.
Life Insurance Premiums

(Dollars in millions)	Three months ended March 31,
	2025	2024	% Change
Term life insurance	$57	$57	0
Whole life insurance	13	13	0
Universal life and other	10	9	11
Net earned premiums	$80	$79	1

•Profitability – Our life insurance segment typically reports a smaller profit compared with the life insurance subsidiary because profits from investment income spreads are included in our investments segment results. We include only investment income credited to contract holders (including interest assumed in life insurance policy reserve calculations) in our life insurance segment results. A profit of $9 million for our life insurance segment in the first three months of 2025, compared with a profit of $10 million for the same period of 2024, was primarily due to less favorable impacts from the unlocking of interest rate actuarial assumptions.

Life insurance segment benefits and expenses consist principally of contract holders' (policyholders') benefits incurred related to traditional life and interest-sensitive products and operating expenses incurred, net of deferred acquisition costs. Total benefits increased in the first three months of 2025 primarily due to less favorable impacts from the unlocking of interest rate actuarial assumptions.

Underwriting expenses for the first three months of 2025 increased compared with the same period a year ago, largely due to higher general insurance expense levels compared to the same period of 2024.

We recognize that assets under management, capital appreciation and investment income are integral to evaluating the success of the life insurance segment because of the long duration of life products. On a basis that includes investment income and investment gains or losses from life-insurance-related
Cincinnati Financial Corporation First-Quarter 2025 10-Q

invested assets, the life insurance subsidiary reported net income of $21 million for the three months ended March 31, 2025, compared with $19 million for the three months ended March 31, 2024. The life insurance subsidiary portfolio had net after-tax investment losses of $1 million for the three months ended March 31, 2025, compared with $2 million for the three months ended March 31, 2024.

INVESTMENTS RESULTS
Overview
The investments segment contributes investment income and investment gains and losses to results of operations. Investments traditionally are our primary source of pretax and after-tax profits.
Investment Income
Pretax investment income grew 14% for the first three months of 2025, compared with the same period of 2024. Interest income increased by $41 million for the first quarter, as net purchases of fixed-maturity securities in recent quarters and higher bond yields are working to generally offset effects of the low interest rate environment of the past several years. Dividend income decreased by $5 million for the three months ended March 31, 2025. The decrease was primarily due to the unfavorable effect on dividend income from net sales of equity securities during the second half of 2024. That effect was partially offset by dividend rates that have generally been increasing, although more slowly in recent quarters. Minor asset allocation adjustments in our equity portfolio in recent quarters partially offset other factors that unfavorably affected dividend income.

Investments Results

(Dollars in millions)	Three months ended March 31,
	2025	2024	% Change
Total investment income, net of expenses	$280	$245	14
Investment interest credited to contract holders	(32)	(31)	(3)
Investment gains and losses, net	(67)	612	nm
Investments profit, pretax	$181	$826	(78)

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

(Dollars in millions)	% Yield	Principal redemptions
At March 31, 2025
Fixed-maturity pretax yield profile:
Expected to mature during the remainder of 2025	4.35%	$970
Expected to mature during 2026	4.47	1,195
Expected to mature during 2027	4.87	967
Average yield and total expected maturities from the remainder of 2025 through 2027	4.56	$3,132

Cincinnati Financial Corporation First-Quarter 2025 10-Q

The table below shows the average pretax yield-to-amortized cost for fixed-maturity securities acquired during the periods indicated. The average yield for total fixed-maturity securities acquired during the first three months of 2025 was higher than the 5.06% average yield-to-amortized cost of the fixed-maturity securities portfolio at the end of 2024. Our fixed-maturity portfolio's average yield of 4.92% for the first three months of 2025, from the investment income table below, was lower than the 5.06% yield for the year-end 2024 fixed-maturities portfolio.

	Three months ended March 31,
	2025	2024
Average pretax yield-to-amortized cost on new fixed-maturities:
Acquired taxable fixed-maturities	5.91%	5.94%
Acquired tax-exempt fixed-maturities	4.40	4.10
Average total fixed-maturities acquired	5.80	5.79

While our bond portfolio more than covers our insurance reserve liabilities, we believe our diversified common stock portfolio of mainly blue chip, dividend-paying companies represents one of our best investment opportunities for the long term. We discussed our portfolio strategies in our 2024 Annual Report on Form 10-K, Item 1, Investments Segment, Page 21, and Item 7, Investments Outlook, Page 89. We discuss risks related to our investment income and our fixed-maturity and equity investment portfolios in this quarterly report Item 3, Quantitative and Qualitative Disclosures About Market Risk.

The table below provides details about investment income. Average yields in this table are based on the average invested asset and cash amounts indicated in the table, using fixed-maturity securities valued at amortized cost and all other securities at fair value.

(Dollars in millions)	Three months ended March 31,
	2025	2024	% Change
Investment income:
Interest	$210	$169	24
Dividends	67	72	(7)
Other	7	7	0
Less investment expenses	4	3	33
Investment income, pretax	280	245	14
Less income taxes	48	41	17
Total investment income, after-tax	$232	$204	14

Investment returns:
Average invested assets plus cash and cash equivalents	$29,946	$27,164
Average yield pretax	3.74%	3.61%
Average yield after-tax	3.10	3.00
Effective tax rate	17.2	16.7

Fixed-maturity returns:
Average amortized cost	$17,071	$14,535
Average yield pretax	4.92%	4.65%
Average yield after-tax	4.02	3.82
Effective tax rate	18.3	17.9

Cincinnati Financial Corporation First-Quarter 2025 10-Q

Total Investment Gains and Losses
Investment gains and losses are recognized on the sale of investments, for certain changes in fair values of securities even though we continue to hold the securities or as otherwise required by GAAP. The change in fair value for equity securities still held is included in investment gains and losses and also in net income. The change in unrealized gains or losses for fixed-maturity securities is included as a component of other comprehensive income (OCI). Accounting requirements for the allowance for credit losses for the fixed-maturity portfolio are disclosed in our 2024 Annual Report on Form 10-K, Item 8, Note 1, Summary of Significant Accounting Policies, Page 128.

The table below summarizes total investment gains and losses, before taxes.

(Dollars in millions)	Three months ended March 31,
	2025	2024
Investment gains and losses:
Equity securities:
Investment gains and losses on securities sold, net	$(1)	$(11)
Unrealized gains and losses on securities still held, net	(71)	613
Subtotal	(72)	602
Fixed maturities:
Gross realized losses	—	(1)
Change in allowance for credit losses, net	(2)	(9)
Subtotal	(2)	(10)
Other	7	20
Total investment gains and losses reported in net income	(67)	612
Change in unrealized investment gains and losses:
Fixed maturities	67	(55)
Total unrealized investment gains and losses reported in OCI	67	(55)
Total	$—	$557

Of the 5,140 fixed-maturity and short-term securities in the portfolio, 34 securities were trading below 70% of amortized cost at March 31, 2025. Our asset impairment committee regularly monitors the portfolio, including a quarterly review of the entire portfolio for potential credit losses. We believe that if liquidity in the markets were to significantly deteriorate or economic conditions were to significantly weaken, we could experience declines in portfolio values and possibly increases in the allowance for credit losses or write-downs to fair value.

Cincinnati Financial Corporation First-Quarter 2025 10-Q

OTHER
We report as Other the noninvestment operations of the parent company and a noninsurance subsidiary, CFC Investment Company. We also report as Other the underwriting results of Cincinnati Re and Cincinnati Global, including earned premiums, loss and loss expenses and underwriting expenses in the table below.

Total revenues for the first three months of 2025 for our Other operations increased, compared with the same period of 2024, primarily due to earned premiums from Cincinnati Re and Cincinnati Global, with increases of $26 million and $16 million, respectively. Cincinnati Re had $161 million of earned premiums for the first three months of 2025 and generated an underwriting loss of $61 million due to $104 million of net catastrophe losses from January 2025 wildfires in southern California. Cincinnati Global had $64 million of earned premiums for the first three months of 2025 and generated an underwriting profit of $3 million. Total expenses for Other increased for the first three months of 2025, primarily due to higher loss and loss expenses from Cincinnati Re and Cincinnati Global.

Other income in the table below represents profit before income taxes. For the first three months of 2025, total other loss resulted from an underwriting loss from Cincinnati Re and interest expense from debt of the parent company. For the first three months of 2024, total other income was driven by underwriting profit from Cincinnati Re and Cincinnati Global.

(Dollars in millions)	Three months ended March 31,
	2025	2024	% Change
Interest and fees on loans and leases	$3	$2	50
Earned premiums	225	183	23
Other revenues	1	1	0
Total revenues	229	186	23
Interest expense	13	13	0
Loss and loss expenses	207	82	152
Underwriting expenses	76	58	31
Operating expenses	11	4	175
Total expenses	307	157	96
Total other income (loss)	$(78)	$29	nm

TAXES
We had $38 million of income tax benefit for the three months ended March 31, 2025, compared with $198 million of income tax expense for the same period of 2024. The effective tax rate for the three months ended March 31, 2025, was 29.7% compared with 20.8% for the same period last year. The change in our effective tax rate between periods was primarily due to large changes in our net investment gains and losses included in income for the periods and changes in underwriting income and investment income.

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

Cincinnati Financial Corporation First-Quarter 2025 10-Q

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2025, shareholders' equity was $13.718 billion, compared with $13.935 billion at December 31, 2024. Total debt was $815 million at March 31, 2025, unchanged from December 31, 2024. At March 31, 2025, cash and cash equivalents totaled $1.010 billion, compared with $983 million at December 31, 2024.

In addition to our historically positive operating cash flow to meet the needs of operations, we have the ability to slow investing activities or sell a portion of our high-quality, liquid investment portfolio if such need arises. We also have additional capacity to borrow on our revolving short-term line of credit, as described further below.

SOURCES OF LIQUIDITY

Subsidiary Dividends
Our lead insurance subsidiary did not declare dividends to the parent company in the first three months of 2025, compared with $145 million for the same period of 2024. For full-year 2024, our lead insurance subsidiary paid dividends totaling $290 million to the parent company. State of Ohio regulatory requirements restrict the dividends our insurance subsidiary can pay. For full-year 2025, total dividends that our insurance subsidiary can pay to our parent company without regulatory approval are approximately $1.245 billion.

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

For a discussion of our historic investment strategy, portfolio allocation and quality, see our 2024 Annual Report on Form 10-K, Item 1, Investments Segment, Page 21.

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

The table below shows a summary of the operating cash flow for property casualty insurance (direct method):

(Dollars in millions)	Three months ended March 31,
	2025	2024	% Change
Premiums collected	$2,277	$2,044	11
Loss and loss expenses paid	(1,399)	(1,037)	(35)
Commissions and other underwriting expenses paid	(924)	(808)	(14)
Cash flow from underwriting	(46)	199	nm
Investment income received	206	165	25
Cash flow from operations	$160	$364	(56)

Collected premiums for property casualty insurance rose $233 million during the first three months of 2025, compared with the same period in 2024. Loss and loss expenses paid for the 2025 period increased $362 million. Commissions and other underwriting expenses paid increased $116 million.

We discuss our future obligations for claims payments and for underwriting expenses in our 2024 Annual Report on Form 10-K, Item 7, Obligations, Page 95.
Cincinnati Financial Corporation First-Quarter 2025 10-Q

Capital Resources
At March 31, 2025, our debt-to-total-capital ratio was 5.6%, considerably below our 35% covenant threshold, with $790 million in long-term debt and $25 million in borrowing on our revolving short-term line of credit. At March 31, 2025, $275 million was available for future cash management needs as part of the general provisions of the line of credit agreement, with another $300 million available as part of an accordion feature. Based on our capital requirements at March 31, 2025, we do not anticipate a material increase in debt levels exceeding the available line of credit amount during the year. As a result, we expect changes in our debt-to-total-capital ratio to continue to be largely a function of the contribution of unrealized investment gains or losses to shareholders' equity. During 2024, we terminated our unsecured letter of credit agreement, which provided a portion of the capital needed to support Cincinnati Global's obligations at Lloyd's. We replaced the letter of credit agreement with common equities, bringing total common equities held in Lloyd's trust accounts to $215 million.

We provide details of our three long-term notes in this quarterly report Item 1, Note 3, Fair Value Measurements. None of the notes are encumbered by rating triggers.

Four independent ratings firms award insurer financial strength ratings to our property casualty insurance companies and three firms rate our life insurance company. Those firms made no changes to our parent company debt ratings during the three months of 2025. Our debt ratings are discussed in our 2024 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, Long-Term Debt, Page 94.

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

Contractual Obligations
We estimated our future contractual obligations as of December 31, 2024, in our 2024 Annual Report on Form 10-K, Item 7, Contractual Obligations, Page 95. There have been no material changes to our estimates of future contractual obligations since our 2024 Annual Report on Form 10-K.

Other Commitments
In addition to our contractual obligations, we have other property casualty operational commitments:
•Commissions – Commissions paid were $635 million in the first three months of 2025. Commission payments generally track with written premiums, except for annual profit-sharing commissions typically paid during the first quarter of the year.
•Other underwriting expenses – Many of our underwriting expenses are not contractual obligations, but reflect the ongoing expenses of our business. Noncommission underwriting expenses paid were $289 million in the first three months of 2025.
There were no contributions to our qualified pension plan during the first three months of 2025.

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

Uses of Capital
Uses of cash to enhance shareholder return include dividends to shareholders and shares acquired under our repurchase program. In January 2025, the board of directors declared regular quarterly cash dividends of 87 cents
Cincinnati Financial Corporation First-Quarter 2025 10-Q

per share for an indicated annual rate of $3.48 per share. During the first three months of 2025, we used $125 million to pay cash dividends to shareholders.

PROPERTY CASUALTY INSURANCE LOSS AND LOSS EXPENSE RESERVES
For the business lines in the commercial and personal lines insurance segments, and in total for the excess and surplus lines insurance segment and other property casualty insurance operations, the following table details gross reserves among case, IBNR (incurred but not reported) and loss expense reserves, net of salvage and subrogation reserves. Reserving practices are discussed in our 2024 Annual Report on Form 10-K, Item 7, Property Casualty Loss and Loss Expense Obligations and Reserves, Page 96.

Total gross reserves at March 31, 2025, increased $770 million compared with December 31, 2024. Case loss reserves increased by $129 million, IBNR loss reserves increased by $577 million and loss expense reserves increased by $64 million. The total gross increase was primarily due to our homeowner and commercial casualty and lines of business and also Cincinnati Re.

Cincinnati Financial Corporation First-Quarter 2025 10-Q

Property Casualty Gross Reserves

(Dollars in millions)	Loss reserves		Loss expense reserves	Total gross reserves
	Case reserves	IBNR reserves			Percent of total
At March 31, 2025
Commercial lines insurance:
Commercial casualty	$1,138	$1,577	$838	$3,553	33.2%
Commercial property	217	266	93	576	5.4
Commercial auto	418	391	166	975	9.1
Workers' compensation	382	572	98	1,052	9.8
Other commercial	159	56	144	359	3.4
Subtotal	2,314	2,862	1,339	6,515	60.9
Personal lines insurance:
Personal auto	264	127	105	496	4.6
Homeowner	370	341	95	806	7.5
Other personal	114	190	9	313	2.9
Subtotal	748	658	209	1,615	15.0
Excess and surplus lines	382	471	300	1,153	10.8
Cincinnati Re	218	964	8	1,190	11.1
Cincinnati Global	121	109	4	234	2.2
Total	$3,783	$5,064	$1,860	$10,707	100.0%
At December 31, 2024
Commercial lines insurance:
Commercial casualty	$1,121	$1,498	$824	$3,443	34.7%
Commercial property	251	199	90	540	5.4
Commercial auto	423	355	159	937	9.4
Workers' compensation	389	564	89	1,042	10.5
Other commercial	159	45	137	341	3.4
Subtotal	2,343	2,661	1,299	6,303	63.4
Personal lines insurance:
Personal auto	260	106	100	466	4.7
Homeowner	244	134	88	466	4.7
Other personal	102	166	9	277	2.8
Subtotal	606	406	197	1,209	12.2
Excess and surplus lines	395	425	289	1,109	11.2
Cincinnati Re	191	880	8	1,079	10.8
Cincinnati Global	119	115	3	237	2.4
Total	$3,654	$4,487	$1,796	$9,937	100.0%

LIFE POLICY AND INVESTMENT CONTRACT RESERVES
Gross life policy and investment contract reserves were $2.968 billion at March 31, 2025, compared with $2.960 billion at year-end 2024. Details about these reserves are in this quarterly report Item 1, Note 5, Life Policy and Investment Contract Reserves. We discussed our life insurance reserving practices in our 2024 Annual Report on Form 10-K, Item 7, Life Insurance Policyholder Obligations and Reserves, Page 102, and updated that disclosure in this quarterly report Item 1, Note 1, Accounting Policies.
Cincinnati Financial Corporation First-Quarter 2025 10-Q

OTHER MATTERS

SIGNIFICANT ACCOUNTING POLICIES
Our significant accounting policies are discussed in our 2024 Annual Report on Form 10-K, Item 8, Note 1, Summary of Significant Accounting Policies, Page 128, and updated in this quarterly report Item 1, Note 1, Accounting Policies.

In conjunction with those discussions, in the Management's Discussion and Analysis in the 2024 Annual Report on Form 10-K, management reviewed the estimates and assumptions used to develop reported amounts related to the most significant policies. Management discussed the development and selection of those accounting estimates with the audit committee of the board of directors.

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

Our view of potential risks and our sensitivity to such risks is discussed in our 2024 Annual Report on Form 10-K, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, Page 112.

The fair value of our investment portfolio was $27.741 billion at March 31, 2025, up $76 million from year-end 2024, including a $341 million increase in the fixed-maturity portfolio, a $67 million decrease in the equity portfolio and a $198 million decrease in short-term investments.

(Dollars in millions)	At March 31, 2025				At December 31, 2024
	Cost or amortized cost	Percent of total	Fair value	Percent of total	Cost or amortized cost	Percent of total	Fair value	Percent of total
Taxable fixed maturities	$12,949	61.4%	$12,636	45.5%	$12,668	60.4%	$12,243	44.2%
Tax-exempt fixed maturities	4,060	19.3	3,887	14.0	4,067	19.4	3,939	14.2
Common equities	3,587	17.0	10,782	38.9	3,568	17.0	10,836	39.2
Nonredeemable preferred equities	377	1.8	336	1.2	385	1.8	349	1.3
Short-term investments	100	0.5	100	0.4	298	1.4	298	1.1
Total	$21,073	100.0%	$27,741	100.0%	$20,986	100.0%	$27,665	100.0%

At March 31, 2025, substantially all of our consolidated investment portfolio, measured at fair value, is classified as Level 1 or Level 2. See Item 1, Note 3, Fair Value Measurements, for additional discussion of our valuation techniques.

In addition to our investment portfolio, the total investments amount reported in our condensed consolidated balance sheets includes Other invested assets. Other invested assets included $592 million of private equity investments, $97 million of real estate through direct property ownership and development projects in the United States, $36 million of life policy loans and $15 million in Lloyd's deposit at March 31, 2025.
Cincinnati Financial Corporation First-Quarter 2025 10-Q

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

In the first three months of 2025, the increase in fair value of our fixed-maturity portfolio was due to net purchases of securities, plus a decrease in our net unrealized loss position that reflected a decrease in U.S. Treasury yields partially offset by a widening of corporate credit spreads. At March 31, 2025, our fixed-maturity portfolio with an average rating of A2/A+ was valued at 97.1% of its amortized cost, compared with 96.7% at December 31, 2024.

At March 31, 2025, our investment-grade fixed-maturity securities represented 97.7% of the portfolio based on ratings provided by nationally recognized statistical rating organizations or the Securities Valuation Office of the National Association of Insurance Commissioners.

Attributes of the fixed-maturity portfolio include:

	At March 31, 2025		At December 31, 2024
Weighted average yield-to-amortized cost	5.15%		5.06%
Weighted average maturity	10.3	yrs	10.2	yrs
Effective duration	5.0	yrs	5.0	yrs

We discuss maturities of our fixed-maturity portfolio in our 2024 Annual Report on Form 10-K, Item 8, Note 2, Investments, Page 135, and in this quarterly report Item 2, Investments Results.
Cincinnati Financial Corporation First-Quarter 2025 10-Q

TAXABLE FIXED MATURITIES
Our taxable fixed-maturity portfolio, with a fair value of $12.636 billion at March 31, 2025, included:

(Dollars in millions)	At March 31, 2025	At December 31, 2024
Investment-grade corporate	$8,350	$8,070
Government-sponsored enterprises	2,310	2,274
States, municipalities and political subdivisions	805	782
Asset-backed	645	551
Noninvestment-grade corporate	283	310
United States government	216	226
Foreign government	27	30
Total	$12,636	$12,243

Our strategy is to buy, and typically hold, fixed-maturity investments to maturity, but we monitor credit profiles and fair value movements when determining holding periods for individual securities. With the exception of United States agency issues that include government-sponsored enterprises, no individual issuer's securities accounted for more than 0.8% of the taxable fixed-maturity portfolio at March 31, 2025. Our investment-grade corporate bonds had an average rating of Baa1 by Moody's or BBB+ by S&P Global Ratings and represented 66.1% of the taxable fixed-maturity portfolio's fair value at March 31, 2025, compared with 65.9% at year-end 2024.

The heaviest concentration in our investment-grade corporate bond portfolio, based on fair value at
March 31, 2025, was the financial sector. It represented 32.1% of our investment-grade corporate bond portfolio, compared with 33.8% at year-end 2024. The utility and energy sectors represented 13.0% and 11.2%, compared with 13.0% and 10.6%, respectively, at year-end 2024. No other sector exceeded 10% of our investment-grade corporate bond portfolio.

As discussed in our 2024 Annual Report on Form 10-K, Item 1A, Risk Factors, Page 30, investments in the financial sector include various risks. See risk factors entitled “Financial disruption or a prolonged economic downturn could affect our investment performance” and “Our ability to achieve our performance objectives could be affected by changes in the financial, credit and capital markets or the general economy.”

Our taxable fixed-maturity portfolio at March 31, 2025, included $645 million of asset-backed securities at fair value with an average rating of Aa1/AA.
TAX-EXEMPT FIXED MATURITIES
At March 31, 2025, we had $3.887 billion of tax-exempt fixed-maturity securities at fair value with an average rating of Aa2/AA by Moody's and S&P Global Ratings. We traditionally have purchased municipal bonds focusing on general obligation and essential services issues, such as water, waste disposal or others. The portfolio is well diversified among approximately 1,900 municipal bond issuers. No single municipal issuer accounted for more than 0.6% of the tax-exempt fixed-maturity portfolio at March 31, 2025.

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

Cincinnati Financial Corporation First-Quarter 2025 10-Q

The table below summarizes the effect of hypothetical changes in interest rates on the fair value of the fixed-maturity portfolio:

(Dollars in millions)	Effect from interest rate change in basis points
	-200	-100	—	100	200
At March 31, 2025	$18,178	$17,347	$16,523	$15,635	$14,724
At December 31, 2024	$17,750	$16,967	$16,182	$15,317	$14,433

The effective duration of the fixed-maturity portfolio as of March 31, 2025, was 5.0 years, matching year-end 2024. The above table is a theoretical presentation showing that an instantaneous, parallel shift in the yield curve of 100 basis points could produce an approximately 5.0% change in the fair value of the fixed-maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value are to changes in the general level of interest rates, exclusive of call features. The fair values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.

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

SHORT-TERM INVESTMENTS
Our short-term investments consist of commercial paper purchased within one year of maturity. We make short-term investments primarily with funds to be used to make upcoming cash payments, such as dividends, taxes or other corporate purposes. At March 31, 2025, we had $100 million of short-term investments.

EQUITY INVESTMENTS
Our equity investments, with a fair value totaling $11.118 billion at March 31, 2025, included $10.782 billion of common stock securities of companies generally with strong indications of paying and growing their dividends. Other criteria we evaluate include increasing sales and earnings, proven management and a favorable outlook. We believe our equity investment style is an appropriate long-term strategy. While our long-term financial position would be affected by prolonged changes in the market valuation of our investments, we believe our strong surplus position and cash flow provide a cushion against short-term fluctuations in valuation. Continued payment of cash dividends by the issuers of our common equity holdings can provide a floor to their valuation.

The table below summarizes the effect of hypothetical changes in market prices on fair value of our equity portfolio.

(Dollars in millions)	Effect from market price change in percent
	-30%	-20%	-10%	—	10%	20%	30%
At March 31, 2025	$7,783	$8,894	$10,006	$11,118	$12,230	$13,342	$14,453
At December 31, 2024	$7,830	$8,948	$10,067	$11,185	$12,304	$13,422	$14,541

At March 31, 2025, Apple Inc.(Nasdaq:AAPL) was our largest single common stock holding with a fair value of $786 million, or 7.3% of our publicly traded common stock portfolio and 2.8% of the total investment portfolio. Forty-two holdings (among nine different sectors) each had a fair value greater than $100 million.

Cincinnati Financial Corporation First-Quarter 2025 10-Q

Common Stock Portfolio Industry Sector Distribution

	Percent of common stock portfolio
	At March 31, 2025		At December 31, 2024
	Cincinnati Financial	S&P 500 Industry Weightings	Cincinnati Financial	S&P 500 Industry Weightings
Sector:
Information technology	29.1%	29.6%	32.6%	32.5%
Industrials	14.3	8.5	14.3	8.2
Financial	12.7	14.7	12.4	13.6
Healthcare	12.0	11.2	10.8	10.1
Consumer discretionary	7.8	10.3	7.6	11.2
Consumer staples	7.7	6.0	6.9	5.5
Materials	4.6	2.0	4.7	1.9
Energy	4.6	3.7	4.2	3.2
Utilities	3.5	2.5	3.1	2.3
Real estate	2.3	2.3	2.1	2.1
Communication services	1.4	9.2	1.3	9.4
Total	100.0%	100.0%	100.0%	100.0%

UNREALIZED INVESTMENT GAINS AND LOSSES
At March 31, 2025, unrealized investment gains before taxes for the fixed-maturity portfolio totaled $96 million and unrealized investment losses amounted to $582 million before taxes.

The $486 million net unrealized loss position in our fixed-maturity portfolio at March 31, 2025, decreased in the first three months of 2025, primarily due to a decrease in U.S. Treasury yields partially offset by a widening of corporate credit spreads. The net loss position for our current fixed-maturity holdings will naturally decline over time as individual securities approach maturity. In addition, changes in interest rates can cause rapid, significant changes in fair values of fixed-maturity securities and the net loss position, as discussed in Quantitative and Qualitative Disclosures About Market Risk.

For federal income tax purposes, taxes on gains from appreciated investments generally are not due until securities are sold. We believe that the appreciated value of equity securities, compared with the cost of securities that is generally used as a tax basis, is a useful measure to help evaluate how fair value can change over time. On this basis, the net unrealized investment gains at March 31, 2025, consisted of a net gain position in our equity portfolio of $7.154 billion. Events or factors such as economic growth or recession can affect the fair value and unrealized investment gains of our equity securities. The five largest holdings in our common stock portfolio were Apple, Microsoft (Nasdaq:MSFT), Abbvie Inc. (NYSE:ABBV), JPMorgan Chase & Co (NYSE:JPM) and Broadcom Inc. (Nasdaq:AVGO), which had a combined fair value of $2.716 billion.

Unrealized Investment Losses
We expect the number of fixed-maturity securities trading below amortized cost to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, amortized costs for some securities are revised through write-downs recognized in prior periods. At March 31, 2025, 3,679 of the 5,140 fixed-maturity and short-term securities we owned had fair values below amortized cost, compared with 3,723 of the 5,090 securities we owned at year-end 2024. The 3,679 holdings with fair values below amortized cost at March 31, 2025, represented 65.7% of the fair value of our fixed-maturity and short-term investments portfolio and $582 million in unrealized losses.
•2,807 of the 3,679 holdings had fair value between 90% and 100% of amortized cost at March 31, 2025. These primarily consist of securities whose current valuation is largely the result of interest rate factors. The fair value of these 2,807 securities was $9.407 billion, and they accounted for $237 million in unrealized losses.
•838 of the 3,679 holdings had fair value between 70% and 90% of amortized cost at
March 31, 2025. We believe the 838 securities will continue to pay interest and ultimately pay principal upon
Cincinnati Financial Corporation First-Quarter 2025 10-Q

maturity. The issuers of these 838 securities have strong cash flow to service their debt and meet their contractual obligation to make principal payments. The fair value of these securities was $1.469 billion, and they accounted for $321 million in unrealized losses.
•34 of the 3,679 holdings had fair value below 70% of amortized cost at March 31, 2025. We believe these securities will continue to pay interest and ultimately pay principal upon maturity. The fair value of these securities was $44 million, and they accounted for $24 million in unrealized losses.

The table below reviews fair values and unrealized losses by investment category and by the overall duration of the securities' continuous unrealized loss position.

(Dollars in millions)	Less than 12 months		12 months or more		Total
At March 31, 2025	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed-maturity:
Corporate	$2,184	$53	$3,487	$225	$5,671	$278
States, municipalities and political subdivisions	1,565	36	2,075	255	3,640	291
Government-sponsored enterprises	1,002	2	102	1	1,104	3
Asset-backed	222	4	88	5	310	9
United States government	—	—	95	1	95	1
Foreign government	—	—	—	—	—	—
Total fixed-maturity	4,973	95	5,847	487	10,820	582
Short-term	100	—	—	—	100	—
Total fixed-maturity and short-term investments	$5,073	$95	$5,847	$487	$10,920	$582
At December 31, 2024
Fixed-maturity:
Corporate	$2,815	$78	$3,634	$255	$6,449	$333
States, municipalities and political subdivisions	1,513	25	1,898	245	3,411	270
Government-sponsored enterprises	1,876	8	92	1	1,968	9
Asset-backed	331	10	96	7	427	17
United States government	48	—	100	2	148	2
Foreign government	—	—	3	—	3	—
Total fixed-maturity	6,583	121	5,823	510	12,406	631
Short-term	100	—	—	—	100	—
Total fixed-maturity and short-term investments	$6,683	$121	$5,823	$510	$12,506	$631

At March 31, 2025, applying our invested asset impairment policy, we determined that the total of $582 million, for securities in an unrealized loss position in the table above, was not the result of a credit loss.

During the first three months of 2025, no fixed maturity securities were written down to fair value, due to an intention to be sold. The allowance for credit losses increased $2 million during the first three months of 2025. During the first three months of 2024, no fixed maturity securities were written down to fair value, due to an intention to be sold. The increase in the allowance for credit losses was $9 million during the first three months of 2024.

During the full year of 2024, no securities were written down to fair value. At December 31, 2024, 3,723 fixed-maturity and short-term securities with a total unrealized loss of $631 million were in an unrealized loss position. Of that total, 19 securities had fair values below 70% of amortized cost.

Cincinnati Financial Corporation First-Quarter 2025 10-Q

The following table summarizes the investment portfolio by severity of decline:

(Dollars in millions)	Number of issues	Amortized cost	Fair value	Gross unrealized gain (loss)	Gross investment income
At March 31, 2025
Taxable fixed maturities:
Fair valued below 70% of amortized cost	8	$26	$16	$(10)	$—
Fair valued at 70% to less than 100% of amortized cost	1,788	8,258	7,866	(392)	102
Fair valued at 100% and above of amortized cost	868	4,665	4,754	89	68
Investment income on securities sold in current year	—	—	—	—	3
Total	2,664	12,949	12,636	(313)	173
Tax-exempt fixed maturities:
Fair valued below 70% of amortized cost	26	42	28	(14)	—
Fair valued at 70% to less than 100% of amortized cost	1,856	3,076	2,910	(166)	26
Fair valued at 100% and above of amortized cost	593	942	949	7	9
Investment income on securities sold in current year	—	—	—	—	—
Total	2,475	4,060	3,887	(173)	35
Fixed-maturities summary:
Fair valued below 70% of amortized cost	34	68	44	(24)	—
Fair valued at 70% to less than 100% of amortized cost	3,644	11,334	10,776	(558)	128
Fair valued at 100% and above of amortized cost	1,461	5,607	5,703	96	77
Investment income on securities sold in current year	—	—	—	—	3
Total	5,139	17,009	16,523	(486)	208
Short-term investments:
Fair valued below 70% of cost	—	—	—	—	—
Fair valued at 70% to less than 100% of cost	1	100	100	—	1
Fair valued at 100% and above of cost	—	—	—	—	—
Investment income on securities sold in current year	—	—	—	—	1
Total	1	100	100	—	2
Fixed maturities and short-term investments summary:
Fair valued below 70% of cost	34	68	44	(24)	—
Fair valued at 70% to less than 100% of cost	3,645	11,434	10,876	(558)	129
Fair valued at 100% and above of cost	1,461	5,607	5,703	96	77
Investment income on securities sold in current year	—	—	—	—	4
Total	5,140	$17,109	$16,623	$(486)	$210

At December 31, 2024
Fixed maturities and short-term investments summary:
Fair valued below 70% of amortized cost	19	$43	$28	$(15)	$2
Fair valued at 70% to less than 100% of amortized cost	3,704	13,094	12,478	(616)	461
Fair valued at 100% and above of amortized cost	1,367	3,896	3,974	78	184
Investment income on securities sold in current year	—	—	—	—	86
Total	5,090	$17,033	$16,480	$(553)	$733

See our 2024 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Asset Impairment, Page 56.

Cincinnati Financial Corporation First-Quarter 2025 10-Q

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures – The company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)).

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company's management, with the participation of the company's chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of March 31, 2025. Based upon that evaluation, the company's chief executive officer and chief financial officer concluded that the design and operation of the company's disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure:
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
Changes in Internal Control over Financial Reporting – During the three months ended March 31, 2025, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Cincinnati Financial Corporation First-Quarter 2025 10-Q

Part II – Other Information
Item 1.    Legal Proceedings
Neither the company nor any of our subsidiaries are involved in any litigation believed to be material other than ordinary, routine litigation incidental to the nature of our business.
Item 1A.    Risk Factors
Our risk factors have not changed materially since they were described in our 2024 Annual Report on Form 10-K filed February 24, 2025. Investors should not interpret the disclosure of a risk to imply that the risk has not already materialized.

More recently, changes in international trade regulation or foreign trade policy, including tariffs, could lead to higher than anticipated inflation and supply chain disruption, which impacts personal and commercial insurance loss costs and premiums.
Cincinnati Financial Corporation First-Quarter 2025 10-Q

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any of our shares that were not registered under the Securities Act during the first three months of 2025. Our repurchase program does not have an expiration date. On January 26, 2018, an additional 15 million shares were authorized, which expanded our current repurchase program. We have 5,314,506 shares available for purchase under our programs at March 31, 2025.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1-31, 2025	—	—	—	5,614,506
February 1-28, 2025	—	—	—	5,614,506
March 1-31, 2025	300,000	$139.96	300,000	5,314,506
Totals	300,000	139.96	300,000

Cincinnati Financial Corporation First-Quarter 2025 10-Q

Item 5.    Other Information
Neither the company nor any of our officers or directors adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement as defined by Item 408(a) and Item 408(d) of Regulation S-K during the last fiscal quarter.

Cincinnati Financial Corporation First-Quarter 2025 10-Q

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

Cincinnati Financial Corporation First-Quarter 2025 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINCINNATI FINANCIAL CORPORATION
Date: April 28, 2025

/S/ Michael J. Sewell
Michael J. Sewell, CPA
Chief Financial Officer, Executive Vice President and Treasurer
(Principal Accounting Officer)
Cincinnati Financial Corporation First-Quarter 2025 10-Q