Form 10-Q
period 2025-06-30
CINCINNATI FINANCIAL CORP
filed 2025-07-28
CIK 20286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
 (Mark one)
☑       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2025.
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
☐Yes ☑ No
As of July 23, 2025, there were 156,376,422 shares of common stock outstanding.

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED June 30, 2025

Cincinnati Financial Corporation Second-Quarter 2025 10-Q

Part I – Financial Information
Item 1.    Financial Statements (unaudited)

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

(Dollars in millions, except per share data)	June 30,	December 31,
	2025	2024
Assets
Investments
Fixed maturities, at fair value (amortized cost: 2025—$17,535; 2024—$16,735)	$17,077	$16,182
Equity securities, at fair value (cost: 2025—$4,012; 2024—$3,953)	11,649	11,185
Short-term investments, at fair value (amortized cost: 2025—$100; 2024—$298)	100	298
Other invested assets	743	713
Total investments	29,569	28,378
Cash and cash equivalents	995	983
Investment income receivable	223	222
Finance receivable	121	120
Premiums receivable	3,420	2,969
Reinsurance recoverable	749	523
Prepaid reinsurance premiums	130	70
Deferred policy acquisition costs	1,367	1,242
Land, building and equipment, net, for company use (accumulated depreciation: 2025—$355; 2024—$347)	214	214
Other assets	1,063	828
Separate accounts	991	952
Total assets	$38,842	$36,501

Liabilities
Insurance reserves
Loss and loss expense reserves	$11,072	$10,003
Life policy and investment contract reserves	2,959	2,960
Unearned premiums	5,444	4,813
Other liabilities	1,607	1,487
Deferred income tax	1,584	1,476
Note payable	25	25
Long-term debt and lease obligations	859	850
Separate accounts	991	952
Total liabilities	24,541	22,566

Commitments and contingent liabilities (Note 12)

Shareholders' Equity
Common stock, par value—$2 per share; (authorized: 2025 and 2024—500 million shares; issued: 2025 and 2024—198.3 million shares)	397	397
Paid-in capital	1,528	1,502
Retained earnings	15,193	14,869
Accumulated other comprehensive loss	(249)	(309)
Treasury stock at cost (2025—42.0 million shares and 2024—41.9 million shares)	(2,568)	(2,524)
Total shareholders' equity	14,301	13,935
Total liabilities and shareholders' equity	$38,842	$36,501

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation Second-Quarter 2025 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Income

(Dollars in millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenues
Earned premiums	$2,480	$2,156	$4,824	$4,227
Investment income, net of expenses	285	242	565	487
Investment gains and losses, net	473	137	406	749
Fee revenues	5	5	10	9
Other revenues	5	4	9	7
Total revenues	3,248	2,544	5,814	5,479
Benefits and Expenses
Insurance losses and contract holders' benefits	1,660	1,480	3,628	2,829
Underwriting, acquisition and insurance expenses	709	655	1,411	1,271
Interest expense	14	14	27	27
Other operating expenses	10	9	21	13
Total benefits and expenses	2,393	2,158	5,087	4,140
Income Before Income Taxes	855	386	727	1,339
Provision for Income Taxes
Current	81	61	39	122
Deferred	89	13	93	150
Total provision for income taxes	170	74	132	272
Net Income	$685	$312	$595	$1,067
Per Common Share
Net income — basic	$4.38	$1.99	$3.81	$6.82
Net income — diluted	4.34	1.98	3.77	6.77

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation Second-Quarter 2025 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net Income	$685	$312	$595	$1,067
Other Comprehensive Income (Loss)
Change in unrealized gains and losses on investments, net of tax (benefit) of $6, $(17) $20 and $(28), respectively	22	(58)	75	(102)
Amortization of pension actuarial loss (gain) and prior service cost, net of tax (benefit) of $0, $0, $0 and $0, respectively	(1)	1	(2)	1
Change in life policy reserves, reinsurance recoverable and other, net of tax (benefit) of $0, $8, $(3) and $18, respectively	1	29	(13)	66
Other comprehensive income (loss)	22	(28)	60	(35)
Comprehensive Income	$707	$284	$655	$1,032

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Second-Quarter 2025 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Common Stock
Beginning of period	$397	$397	$397	$397
Share-based awards	—	—	—	—
End of period	397	397	397	397

Paid-In Capital
Beginning of period	1,511	1,446	1,502	1,437
Share-based awards	4	6	(3)	—
Share-based compensation	10	12	25	26
Other	3	2	4	3
End of period	1,528	1,466	1,528	1,466

Retained Earnings
Beginning of period	14,644	13,712	14,869	13,084
Net income	685	312	595	1,067
Dividends declared	(136)	(127)	(271)	(254)
End of period	15,193	13,897	15,193	13,897

Accumulated Other Comprehensive Loss
Beginning of period	(271)	(442)	(309)	(435)
Other comprehensive income (loss)	22	(28)	60	(35)
End of period	(249)	(470)	(249)	(470)

Treasury Stock
Beginning of period	(2,563)	(2,459)	(2,524)	(2,385)
Share-based awards	4	4	10	12
Shares acquired - share repurchase authorization	—	(46)	(42)	(121)
Shares acquired - share-based compensation plans	(10)	(12)	(13)	(19)
Other	1	—	1	—
End of period	(2,568)	(2,513)	(2,568)	(2,513)

Total Shareholders' Equity	$14,301	$12,777	$14,301	$12,777

(In millions, except per common share)
Common Stock - Shares Outstanding
Beginning of period	156.3	156.5	156.4	157.0
Share-based awards	0.1	0.1	0.3	0.4
Shares acquired - share repurchase authorization	—	(0.4)	(0.3)	(1.1)
Shares acquired - share-based compensation plans	(0.1)	—	(0.1)	(0.1)
End of period	156.3	156.2	156.3	156.2

Dividends declared per common share	$0.87	$0.81	$1.74	$1.62

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation Second-Quarter 2025 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

(Dollars in millions)	Six months ended June 30,
	2025	2024
Cash Flows From Operating Activities
Net income	$595	$1,067
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	93	76
Investment gains and losses, net	(392)	(744)
Interest credited to contract holders	22	22
Deferred income tax expense	93	150
Changes in:
Premiums and reinsurance receivable	(737)	(464)
Deferred policy acquisition costs	(125)	(136)
Other assets	(65)	(16)
Loss and loss expense reserves	1,069	505
Life policy and investment contract reserves	8	34
Unearned premiums	631	707
Other liabilities	(54)	(34)
Current income tax receivable/payable	(87)	(72)
Net cash provided by operating activities	1,051	1,095
Cash Flows From Investing Activities
Sale, call or maturity of fixed maturities	1,348	852
Sale of equity securities	34	347
Purchase of fixed maturities	(2,060)	(1,623)
Purchase of equity securities	(95)	(256)
Change in short-term investments, net	201	—
Changes in finance receivables	(3)	(4)
Investment in building and equipment	(7)	(12)
Change in other invested assets, net	(32)	(44)
Net cash used in investing activities	(614)	(740)
Cash Flows From Financing Activities
Payment of cash dividends to shareholders	(258)	(241)
Shares acquired - share repurchase authorization	(42)	(121)
Proceeds from stock options exercised	6	4
Contract holders' funds deposited	31	39
Contract holders' funds withdrawn	(80)	(105)
Other	(82)	(67)
Net cash used in financing activities	(425)	(491)
Net change in cash and cash equivalents	12	(136)
Cash and cash equivalents at beginning of year	983	907
Cash and cash equivalents at end of period	$995	$771
Supplemental Disclosures of Cash Flow Information:
Interest paid	$27	$27
Income taxes paid	97	174
Noncash Activities
Equipment acquired under finance lease obligations	$12	$9
Share-based compensation	26	33
Other assets and other liabilities	254	217

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation Second-Quarter 2025 10-Q

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

Our June 30, 2025, condensed consolidated financial statements are unaudited. We believe that we have made all adjustments, consisting only of normal recurring accruals, that are necessary for fair presentation. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our 2024 Annual Report on Form 10-K. The results of operations for interim periods do not necessarily indicate results to be expected for the full year.

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

Cincinnati Financial Corporation Second-Quarter 2025 10-Q

NOTE 2 – Investments
The following table provides amortized cost, gross unrealized gains, gross unrealized losses and fair value for our fixed-maturity and short-term investments:

(Dollars in millions)	Amortized cost	Gross unrealized		Fair value
At June 30, 2025		gains	losses
Fixed-maturity:
Corporate	$9,136	$107	$256	$8,987
States, municipalities and political subdivisions	5,004	8	304	4,708
Government-sponsored enterprises	2,455	1	9	2,447
Asset-backed	736	8	12	732
United States government	184	—	1	183
Foreign government	20	—	—	20
Total fixed-maturity	17,535	124	582	17,077
Short-term	100	—	—	100
Total fixed-maturity and short-term investments	$17,635	$124	$582	$17,177
At December 31, 2024
Fixed-maturity:
Corporate	$8,652	$61	$333	$8,380
States, municipalities and political subdivisions	4,976	15	270	4,721
Government-sponsored enterprises	2,282	1	9	2,274
Asset-backed	567	1	17	551
United States government	228	—	2	226
Foreign government	30	—	—	30
Total fixed-maturity	16,735	78	631	16,182
Short-term	298	—	—	298
Total fixed-maturity and short-term investments	$17,033	$78	$631	$16,480

The decrease in net unrealized investment losses in our fixed-maturity portfolio at June 30, 2025, is primarily due to a decrease in U.S. Treasury yields partially offset by a slight widening of corporate credit spreads. Our asset-backed securities had an average rating of Aa2/AA and Aa1/AA at June 30, 2025 and December 31, 2024, respectively.

Cincinnati Financial Corporation Second-Quarter 2025 10-Q

The table below provides fair values and gross unrealized losses by investment category and by the duration of the continuous unrealized loss positions:

(Dollars in millions)	Less than 12 months		12 months or more		Total
At June 30, 2025	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed-maturity:
Corporate	$1,738	$51	$3,037	$205	$4,775	$256
States, municipalities and political subdivisions	1,505	49	2,062	255	3,567	304
Government-sponsored enterprises	1,427	9	124	—	1,551	9
Asset-backed	237	7	78	5	315	12
United States government	—	—	62	1	62	1
Foreign government	—	—	—	—	—	—
Total fixed-maturity	4,907	116	5,363	466	10,270	582
Short-term	100	—	—	—	100	—
Total fixed-maturity and short-term investments	$5,007	$116	$5,363	$466	$10,370	$582
At December 31, 2024
Fixed-maturity:
Corporate	$2,815	$78	$3,634	$255	$6,449	$333
States, municipalities and political subdivisions	1,513	25	1,898	245	3,411	270
Government-sponsored enterprises	1,876	8	92	1	1,968	9
Asset-backed	331	10	96	7	427	17
United States government	48	—	100	2	148	2
Foreign government	—	—	3	—	3	—
Total fixed-maturity	6,583	121	5,823	510	12,406	631
Short-term	100	—	—	—	100	—
Total fixed-maturity and short-term investments	$6,683	$121	$5,823	$510	$12,506	$631

Contractual maturity dates for our fixed-maturity and short-term investments were:

(Dollars in millions)	Amortized cost	Fair value	% of fair value
At June 30, 2025
Maturity dates:
Due in one year or less	$1,087	$1,082	6.3%
Due after one year through five years	3,766	3,760	21.9
Due after five years through ten years	3,955	3,916	22.8
Due after ten years	8,827	8,419	49.0
Total	$17,635	$17,177	100.0%

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Cincinnati Financial Corporation Second-Quarter 2025 10-Q

The following table provides investment income and investment gains and losses, net:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Investment income:
Interest	$214	$173	$424	$342
Dividends	70	69	137	141
Other	5	4	12	11
Total	289	246	573	494
Less investment expenses	4	4	8	7
Total	$285	$242	$565	$487

Investment gains and losses, net:
Equity securities:
Investment gains and losses on securities sold, net	$(1)	$7	$(3)	$4
Unrealized gains and losses on securities still held, net	481	142	411	747
Subtotal	480	149	408	751
Fixed-maturity securities:
Gross realized gains	1	4	1	4
Gross realized losses	—	(6)	—	(7)
Change in allowance for credit losses, net	(13)	(16)	(15)	(25)
Subtotal	(12)	(18)	(14)	(28)

Other	5	6	12	26
Total	$473	$137	$406	$749

The fair value of our equity portfolio was $11.649 billion and $11.185 billion at June 30, 2025, and December 31, 2024, respectively. Microsoft Corporation (Nasdaq:MSFT) and Apple Inc. (Nasdaq:AAPL), equity holdings, were our largest single investment holdings with fair values of $903 million and $891 million, which were 8.0% and 8.2% of our publicly traded common equities portfolio and 3.1% and 3.2% of the total investment portfolio at June 30, 2025, and December 31, 2024, respectively.

The allowance for credit losses on fixed-maturity securities was $47 million and $33 million at June 30, 2025, and December 31, 2024, respectively. Reductions in the allowance for credit losses for securities sold were $1 million for both the three and six months ended June 30, 2025.

There were 3,537 and 3,723 fixed-maturity and short-term investments in a total unrealized loss position of $582 million and $631 million at June 30, 2025, and December 31, 2024, respectively. Of those totals, 48 and 19 fixed-maturity securities had fair values below 70% of amortized cost at June 30, 2025, and December 31, 2024, respectively.
Cincinnati Financial Corporation Second-Quarter 2025 10-Q

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

Fair Value Disclosures for Assets
The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis at June 30, 2025, and December 31, 2024. We do not have any liabilities carried at fair value.

(Dollars in millions)	Level 1	Level 2	Level 3	Total
At June 30, 2025
Fixed maturities, available for sale:
Corporate	$—	$8,987	$—	$8,987
States, municipalities and political subdivisions	—	4,708	—	4,708
Government-sponsored enterprises	—	2,447	—	2,447
Asset-backed	—	732	—	732
United States government	183	—	—	183
Foreign government	—	20	—	20
Subtotal	183	16,894	—	17,077
Common equities	11,309	—	—	11,309
Nonredeemable preferred equities	—	340	—	340
Separate accounts taxable fixed maturities	19	902	—	921
Short-term investments	100	—	—	100
Top Hat savings plan mutual funds and common equity (included in Other assets)	94	—	—	94
Total	$11,705	$18,136	$—	$29,841

At December 31, 2024
Fixed maturities, available for sale:
Corporate	$—	$8,380	$—	$8,380
States, municipalities and political subdivisions	—	4,721	—	4,721
Government-sponsored enterprises	—	2,274	—	2,274
Asset-backed	—	551	—	551
United States government	226	—	—	226
Foreign government	—	30	—	30
Subtotal	226	15,956	—	16,182
Common equities	10,836	—	—	10,836
Nonredeemable preferred equities	—	349	—	349
Separate accounts taxable fixed maturities	—	876	—	876
Short-term investments	298	—	—	298
Top Hat savings plan mutual funds and common equity (included in Other assets)	87	—	—	87
Total	$11,447	$17,181	$—	$28,628

Cincinnati Financial Corporation Second-Quarter 2025 10-Q

We also held Level 1 cash and cash equivalents of $995 million and $983 million at June 30, 2025, and December 31, 2024, respectively.

Fair Value Disclosures for Assets and Liabilities Not Carried at Fair Value
The disclosures below are presented to provide information about the effects of current market conditions on financial instruments that are not reported at fair value in our condensed consolidated financial statements.

This table summarizes the book value and principal amounts of our long-term debt:

(Dollars in millions)			Book value		Principal amount
Interest rate	Year of issue		June 30,	December 31,	June 30,	December 31,
			2025	2024	2025	2024
6.900%	1998	Senior debentures, due 2028	$27	$27	$28	$28
6.920%	2005	Senior debentures, due 2028	391	391	391	391
6.125%	2004	Senior notes, due 2034	372	372	374	374
Total			$790	$790	$793	$793

The following table shows fair values of our note payable and long-term debt:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
At June 30, 2025
Note payable	$—	$25	$—	$25
6.900% senior debentures, due 2028	—	29	—	29
6.920% senior debentures, due 2028	—	421	—	421
6.125% senior notes, due 2034	—	399	—	399
Total	$—	$874	$—	$874

At December 31, 2024
Note payable	$—	$25	$—	$25
6.900% senior debentures, due 2028	—	29	—	29
6.920% senior debentures, due 2028	—	416	—	416
6.125% senior notes, due 2034	—	390	—	390
Total	$—	$860	$—	$860

Cincinnati Financial Corporation Second-Quarter 2025 10-Q

The following table shows the fair value of our life policy loans included in other invested assets and the fair values of our deferred annuities and structured settlements included in life policy and investment contract reserves:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
At June 30, 2025
Life policy loans	$—	$—	$42	$42

Deferred annuities	$—	$—	$549	$549
Structured settlements	—	125	—	125
Total	$—	$125	$549	$674

At December 31, 2024
Life policy loans	$—	$—	$41	$41

Deferred annuities	$—	$—	$561	$561
Structured settlements	—	127	—	127
Total	$—	$127	$561	$688

Outstanding principal and interest for these life policy loans totaled $36 million at both June 30, 2025, and December 31, 2024.

Recorded reserves for the deferred annuities were $575 million and $595 million at June 30, 2025, and December 31, 2024, respectively. Recorded reserves for the structured settlements were $114 million and $116 million at June 30, 2025, and December 31, 2024, respectively.

Cincinnati Financial Corporation Second-Quarter 2025 10-Q

NOTE 4 – Property Casualty Loss and Loss Expenses
This table summarizes activity for our consolidated property casualty loss and loss expense reserves:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Gross loss and loss expense reserves, beginning of period	$10,707	$9,178	$9,937	$8,975
Less reinsurance recoverable	551	332	269	362
Net loss and loss expense reserves, beginning of period	10,156	8,846	9,668	8,613
Net incurred loss and loss expenses related to:
Current accident year	1,650	1,452	3,628	2,822
Prior accident years	(63)	(40)	(154)	(140)
Total incurred	1,587	1,412	3,474	2,682
Net paid loss and loss expenses related to:
Current accident year	591	483	1,184	688
Prior accident years	655	584	1,461	1,416
Total paid	1,246	1,067	2,645	2,104
Net loss and loss expense reserves, end of period	10,497	9,191	10,497	9,191
Plus reinsurance recoverable	504	303	504	303
Gross loss and loss expense reserves, end of period	$11,001	$9,494	$11,001	$9,494

We use actuarial methods, models and judgment to estimate, as of a financial statement date, the property casualty loss and loss expense reserves required to pay for and settle all outstanding insured claims, including incurred but not reported (IBNR) claims, as of that date. The actuarial estimate is subject to review and adjustment by an inter-departmental committee that includes actuarial, claims, underwriting, loss prevention and accounting management. This committee is familiar with relevant company and industry business, claims and underwriting trends, as well as general economic and legal trends that could affect future loss and loss expense payments. The amount we will actually have to pay for claims can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate. The reserve for loss and loss expenses in the condensed consolidated balance sheets also included $71 million and $61 million at June 30, 2025, and 2024, respectively, for certain life and health loss and loss expense reserves.

We experienced $63 million of favorable development on prior accident years, including $42 million of favorable development in commercial lines, $19 million of favorable development in personal lines and $5 million of favorable development in excess and surplus lines for the three months ended June 30, 2025. Within commercial lines, we recognized favorable reserve development of $40 million for the commercial property line and $17 million for the workers' compensation line due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. This was partially offset by unfavorable reserve development of $18 million for the commercial auto line. Within personal lines, we recognized favorable reserve development of $25 million for the homeowner line.

We experienced $154 million of favorable development on prior accident years, including $85 million of favorable development in commercial lines, $38 million of favorable development in personal lines and $14 million of favorable development in excess and surplus lines for the six months ended June 30, 2025. Within commercial lines, we recognized favorable reserve development of $75 million for the commercial property line and $28 million for the workers' compensation line due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. This was partially offset by unfavorable reserve development of $24 million for the commercial auto line. Within personal lines, we recognized favorable reserve development of $44 million for the homeowner line.

Cincinnati Financial Corporation Second-Quarter 2025 10-Q

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
Cincinnati Financial Corporation Second-Quarter 2025 10-Q

NOTE 5 – Life Policy and Investment Contract Reserves
We establish the reserves for traditional life policies including term, whole life and other products based on the present value of future benefits and claim expenses less the present value of future net premiums. Net premium is the portion of gross premium required to provide for all benefits and claim expenses. We estimate future benefits and claim expenses and net premium using certain cash flow assumptions including mortality, morbidity and lapse rates as well as a discount rate assumption. The cash flow assumptions are established based on our current expectations and are reviewed annually, typically in the second quarter, to determine any necessary updates. These assumptions are also updated on an interim basis if evidence suggests that they should be revised. We use both our own experience and industry experience, adjusted for historical trends, in arriving at our cash flow assumptions. The discount rate assumption is based on upper-medium grade fixed-income instrument yields (market value discount rates) and is updated quarterly. Changes in the inputs, judgments and assumptions during the period and the related measurement impact on the liability are reflected in the below tables.

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

The following table summarizes our life policy and investment contract reserves and provides a reconciliation of the balances described in the below tables to those in the condensed consolidated balance sheets:

(Dollars in millions)	June 30, 2025	December 31, 2024
Life policy reserves:
Term	$1,061	$1,051
Whole life	414	405
Other	100	98
Subtotal	1,575	1,554
Investment contract reserves:
Deferred annuities	575	595
Universal life	586	586
Structured settlements	114	116
Other	109	109
Subtotal	1,384	1,406
Total life policy and investment contract reserves	$2,959	$2,960

The balances and changes in the term and whole life policy reserves included in life policy and investment contract reserves are as follows:

Cincinnati Financial Corporation Second-Quarter 2025 10-Q

(Dollars in millions)	Three months ended June 30,
	2025		2024
	Term	Whole life	Term	Whole life
Present value of expected net premiums:
Balance, beginning of period	$1,659	$220	$1,660	$219
Beginning balance at original discount rate	1,719	227	1,710	225
Effect of changes in cash flow assumptions	(4)	—	(12)	1
Effect of actual variances from expected experience	5	(1)	(10)	(3)
Adjusted beginning of period balance	1,720	226	1,688	223
Issuances	41	4	41	6
Interest accrual	19	2	18	3
Net premiums collected	(49)	(6)	(46)	(7)
Ending balance at original discount rate	1,731	226	1,701	225
Effect of changes in discount rate assumptions	(53)	(6)	(81)	(10)
Balance, end of period	1,678	220	1,620	215

Present value of expected future policy benefits:
Balance, beginning of period	2,703	631	2,698	637
Beginning balance at original discount rate	2,812	648	2,780	633
Effect of changes in cash flow assumptions	(12)	—	(29)	2
Effect of actual variances from expected experience	8	(1)	(14)	(4)
Adjusted beginning of period balance	2,808	647	2,737	631
Issuances	40	4	41	7
Interest accrual	32	8	31	8
Benefits paid	(59)	(8)	(37)	(10)
Ending balance at original discount rate	2,821	651	2,772	636
Effect of changes in discount rate assumptions	(101)	(17)	(138)	(17)
Balance, end of period	2,720	634	2,634	619

Net liability for future policy benefits:
Present value of expected future policy benefits less expected net premiums	1,042	414	1,014	404
Impact of flooring at cohort level	19	—	21	—
Net life policy reserves	1,061	414	1,035	404
Less reinsurance recoverable at original discount rate	(68)	(25)	(95)	(24)
Less effect of discount rate assumption changes on reinsurance recoverable	(7)	(3)	(7)	(4)
Net life policy reserves, after reinsurance recoverable	$986	$386	$933	$376

Weighted-average duration of the net life policy reserves in years	11	15	11	15

Cincinnati Financial Corporation Second-Quarter 2025 10-Q

(Dollars in millions)	Six months ended June 30,
	2025		2024
	Term	Whole life	Term	Whole life
Present value of expected net premiums:
Balance, beginning of period	$1,638	$218	$1,700	$223
Beginning balance at original discount rate	1,719	228	1,712	225
Effect of changes in cash flow assumptions	(4)	—	(12)	1
Effect of actual variances from expected experience	(3)	(1)	(19)	(3)
Adjusted beginning of period balance	1,712	227	1,681	223
Issuances	76	7	76	11
Interest accrual	38	5	36	5
Net premiums collected	(95)	(13)	(92)	(14)
Ending balance at original discount rate	1,731	226	1,701	225
Effect of changes in discount rate assumptions	(53)	(6)	(81)	(10)
Balance, end of period	1,678	220	1,620	215

Present value of expected future policy benefits:
Balance, beginning of period	2,668	623	2,751	657
Beginning balance at original discount rate	2,812	646	2,765	628
Effect of changes in cash flow assumptions	(12)	—	(29)	2
Effect of actual variances from expected experience	(6)	(1)	(28)	(4)
Adjusted beginning of period balance	2,794	645	2,708	626
Issuances	76	7	76	12
Interest accrual	64	17	62	16
Benefits paid	(113)	(18)	(74)	(18)
Ending balance at original discount rate	2,821	651	2,772	636
Effect of changes in discount rate assumptions	(101)	(17)	(138)	(17)
Balance, end of period	2,720	634	2,634	619

Net liability for future policy benefits:
Present value of expected future policy benefits less expected net premiums	1,042	414	1,014	404
Impact of flooring at cohort level	19	—	21	—
Net life policy reserves	1,061	414	1,035	404
Less reinsurance recoverable at original discount rate	(68)	(25)	(95)	(24)
Less effect of discount rate assumption changes on reinsurance recoverable	(7)	(3)	(7)	(4)
Net life policy reserves, after reinsurance recoverable	$986	$386	$933	$376

Weighted-average duration of the net life policy reserves in years	11	15	11	15

The total impact of flooring at cohort level in the above tables includes the effect of discount rate assumption changes of $2 million and $3 million at June 30, 2025 and 2024, respectively.

Cincinnati Financial Corporation Second-Quarter 2025 10-Q

The following table shows the amount of undiscounted and discounted expected future benefit payments and expected gross premiums for our term and whole life policies:

(Dollars in millions)	At June 30,
	2025		2024
	Undiscounted	Discounted	Undiscounted	Discounted
Term
Expected future benefit payments	$4,947	$2,720	$4,819	$2,634
Expected future gross premiums	4,632	2,697	4,513	2,597
Whole life
Expected future benefit payments	$1,709	$634	$1,680	$619
Expected future gross premiums	688	415	675	401

The following table shows the amount of revenue and interest recognized in the condensed consolidated statements of income related to our term and whole life policies:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Gross premiums
Term	$77	$75	$151	$149
Whole life	14	13	27	26
Total	$91	$88	$178	$175
Interest accretion
Term	$13	$13	$26	$26
Whole life	6	5	12	11
Total	$19	$18	$38	$37

Adverse development that resulted in an immediate charge to income due to net premiums exceeding gross premiums was immaterial for the six months ended June 30, 2025, and 2024.

The following table shows the weighted-average interest rate for our term and whole life products:

	At June 30,
	2025	2024
Term
Interest accretion rate	5.22%	5.22%
Current discount rate	4.93	5.24
Whole life
Interest accretion rate	5.86%	5.90%
Current discount rate	5.68	5.67

The discount rate assumption was developed by calculating forward rates from market yield curves of upper-medium grade fixed-income instruments.

Cincinnati Financial Corporation Second-Quarter 2025 10-Q

The following table shows the balances and changes in policyholders' account balances included in investment contract reserves:

(Dollars in millions)	Three months ended June 30,				Six months ended June 30,
	2025		2024		2025		2024
	Deferred annuity	Universal life	Deferred annuity	Universal life	Deferred annuity	Universal life	Deferred annuity	Universal life
Balance, beginning of period	$582	$457	$631	$456	$595	$456	$656	$457
Premiums received	8	9	10	9	12	19	19	19
Policy charges	—	(10)	—	(10)	—	(20)	—	(20)
Surrenders and withdrawals	(18)	(3)	(26)	(3)	(35)	(6)	(63)	(7)
Benefit payments	(3)	(4)	(2)	(1)	(8)	(5)	(5)	(3)
Interest credited	6	5	5	5	11	10	11	10
Balance, end of period	$575	$454	$618	$456	$575	$454	$618	$456

Weighted average crediting rate	3.71%	4.43%	3.59%	4.33%	3.71%	4.43%	3.59%	4.33%
Net amount at risk	$—	$3,746	$—	$3,892	$—	$3,746	$—	$3,892
Cash surrender value	568	426	612	425	568	426	612	425

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

The following table shows the balance of account values by range of guaranteed minimum crediting rates, in basis points, and the related range of the difference between rates being credited to policyholders and the respective guaranteed minimums for our deferred annuity and universal life contracts:

(Dollars in millions)	At guaranteed minimum	1 to 50 basis points above	51-150 basis points above	Greater than 150 basis points	Total
At June 30, 2025
Deferred annuity
1.00-3.00%	$9	$269	$14	$237	$529
3.01-4.00%	46	—	—	—	46
Total	$55	$269	$14	$237	$575
Universal life
1.00-3.00%	$—	$55	$56	$15	$126
3.01-4.00%	51	—	4	—	55
Greater than 4.00%	273	—	—	—	273
Total	$324	$55	$60	$15	$454

At June 30, 2024
Deferred annuity
1.00-3.00%	$4	$324	$14	$228	$570
3.01-4.00%	48	—	—	—	48
Total	$52	$324	$14	$228	$618
Universal life
1.00-3.00%	$—	$60	$59	$4	$123
3.01-4.00%	49	5	—	—	54
Greater than 4.00%	279	—	—	—	279
Total	$328	$65	$59	$4	$456

Cincinnati Financial Corporation Second-Quarter 2025 10-Q

The following table shows the balances and changes in the other additional liability related to the no-lapse guarantees contained within our universal life contracts:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Balance, beginning of period	$130	$129	$130	$128
Balance, beginning of period before shadow reserve adjustments	131	130	131	129
Effect of changes in cash flow assumptions	—	(2)	—	(2)
Effect of actual variances from expected experience	—	—	2	—
Adjusted beginning of period balance	131	128	133	127
Interest accrual	1	1	2	2
Excess death benefits	(2)	(1)	(9)	(3)
Attributed assessments	3	3	6	6
Effect of changes in interest rate assumptions	—	(1)	1	(2)
Balance, end of period before shadow reserve adjustments	133	130	133	130
Shadow reserve adjustments	(1)	(2)	(1)	(2)
Balance, end of period	132	128	132	128
Less reinsurance recoverable, end of period	6	6	6	6
Net other additional liability, after reinsurance recoverable	$138	$134	$138	$134

Weighted-average duration of the other additional liability in years	26	29	26	29

The following table shows balances and changes in separate accounts balances during the period:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Balance, beginning of period	$959	$927	$952	$925
Interest credited before policy charges	11	11	22	21
Benefit payments	—	(3)	(8)	(3)
Other	21	13	25	5
Balance, end of period	$991	$948	$991	$948

Cash surrender value	$959	$932	$959	$932

Cincinnati Financial Corporation Second-Quarter 2025 10-Q

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

The table below shows the deferred policy acquisition costs and asset reconciliation.

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Property casualty:
Deferred policy acquisition costs asset, beginning of period	$937	$796	$886	$749
Capitalized deferred policy acquisition costs	513	475	998	882
Amortized deferred policy acquisition costs	(445)	(393)	(879)	(753)
Deferred policy acquisition costs asset, end of period	$1,005	$878	$1,005	$878

Life:
Deferred policy acquisition costs asset, beginning of period	$360	$347	$356	$344
Capitalized deferred policy acquisition costs	10	12	22	22
Amortized deferred policy acquisition costs	(8)	(8)	(16)	(15)
Deferred policy acquisition costs asset, end of period	$362	$351	$362	$351

Consolidated:
Deferred policy acquisition costs asset, beginning of period	$1,297	$1,143	$1,242	$1,093
Capitalized deferred policy acquisition costs	523	487	1,020	904
Amortized deferred policy acquisition costs	(453)	(401)	(895)	(768)
Deferred policy acquisition costs asset, end of period	$1,367	$1,229	$1,367	$1,229

Cincinnati Financial Corporation Second-Quarter 2025 10-Q

The table below shows the life deferred policy acquisition costs asset by product:

(Dollars in millions)
Three months ended June 30, 2025	Term	Whole life	Deferred annuity	Universal life	Total
Balance, beginning of period	$248	$53	$8	$51	$360
Capitalized deferred policy acquisition costs	9	1	—	—	10
Amortized deferred policy acquisition costs	(6)	(1)	(1)	—	(8)
Balance, end of period	$251	$53	$7	$51	$362

Three months ended June 30, 2024
Balance, beginning of period	$238	$49	$8	$52	$347
Capitalized deferred policy acquisition costs	8	2	1	1	12
Amortized deferred policy acquisition costs	(5)	(1)	(1)	(1)	(8)
Balance, end of period	$241	$50	$8	$52	$351

(Dollars in millions)
Six months ended June 30, 2025	Term	Whole life	Deferred annuity	Universal life	Total
Balance, beginning of period	$245	$52	$8	$51	$356
Capitalized deferred policy acquisition costs	18	3	—	1	22
Amortized deferred policy acquisition costs	(12)	(2)	(1)	(1)	(16)
Balance, end of period	$251	$53	$7	$51	$362

Six months ended June 30, 2024
Balance, beginning of period	$236	$48	$8	$52	$344
Capitalized deferred policy acquisition costs	16	4	1	1	22
Amortized deferred policy acquisition costs	(11)	(2)	(1)	(1)	(15)
Balance, end of period	$241	$50	$8	$52	$351

Cincinnati Financial Corporation Second-Quarter 2025 10-Q

NOTE 7 – Accumulated Other Comprehensive Income
Accumulated other comprehensive income (AOCI) includes changes in unrealized gains and losses on investments, changes in pension obligations and changes in life policy reserves, reinsurance recoverable and other as follows:

(Dollars in millions)	Three months ended June 30,
	2025			2024
	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, beginning of period	$(486)	$(105)	$(381)	$(625)	$(134)	$(491)
OCI before investment gains and losses, net, recognized in net income	16	3	13	(93)	(21)	(72)
Investment gains and losses, net, recognized in net income	12	3	9	18	4	14
OCI	28	6	22	(75)	(17)	(58)
AOCI, end of period	$(458)	$(99)	$(359)	$(700)	$(151)	$(549)

Pension obligations:
AOCI, beginning of period	$74	$17	$57	$30	$8	$22
OCI excluding amortization recognized in net income	—	—	—	—	—	—
Amortization recognized in net income	(1)	—	(1)	1	—	1
OCI	(1)	—	(1)	1	—	1
AOCI, end of period	$73	$17	$56	$31	$8	$23

Life policy reserves, reinsurance recoverable and other:
AOCI, beginning of period	$68	$15	$53	$34	$7	$27
OCI before investment gains and losses, net, recognized in net income	1	—	1	37	8	29
Investment gains and losses, net, recognized in net income	—	—	—	—	—	—
OCI	1	—	1	37	8	29
AOCI, end of period	$69	$15	$54	$71	$15	$56

Summary of AOCI:
AOCI, beginning of period	$(344)	$(73)	$(271)	$(561)	$(119)	$(442)
Investments OCI	28	6	22	(75)	(17)	(58)
Pension obligations OCI	(1)	—	(1)	1	—	1
Life policy reserves, reinsurance recoverable and other OCI	1	—	1	37	8	29
Total OCI	28	6	22	(37)	(9)	(28)
AOCI, end of period	$(316)	$(67)	$(249)	$(598)	$(128)	$(470)

Cincinnati Financial Corporation Second-Quarter 2025 10-Q

(Dollars in millions)	Six months ended June 30,
	2025			2024
	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, beginning of period	$(553)	$(119)	$(434)	$(570)	$(123)	$(447)
OCI before investment gains and losses, net, recognized in net income	81	17	64	(158)	(34)	(124)
Investment gains and losses, net, recognized in net income	14	3	11	28	6	22
OCI	95	20	75	(130)	(28)	(102)
AOCI, end of period	$(458)	$(99)	$(359)	$(700)	$(151)	$(549)

Pension obligations:
AOCI, beginning of period	$75	$17	$58	$30	$8	$22
OCI excluding amortization recognized in net income	—	—	—	—	—	—
Amortization recognized in net income	(2)	—	(2)	1	—	1
OCI	(2)	—	(2)	1	—	1
AOCI, end of period	$73	$17	$56	$31	$8	$23

Life policy reserves, reinsurance recoverable and other:
AOCI, beginning of period	$85	$18	$67	$(13)	$(3)	$(10)
OCI before investment gains and losses, net, recognized in net income	(16)	(3)	(13)	84	18	66
Investment gains and losses, net, recognized in net income	—	—	—	—	—	—
OCI	(16)	(3)	(13)	84	18	66
AOCI, end of period	$69	$15	$54	$71	$15	$56

Summary of AOCI:
AOCI, beginning of period	$(393)	$(84)	$(309)	$(553)	$(118)	$(435)
Investments OCI	95	20	75	(130)	(28)	(102)
Pension obligations OCI	(2)	—	(2)	1	—	1
Life policy reserves, reinsurance recoverable and other OCI	(16)	(3)	(13)	84	18	66
Total OCI	77	17	60	(45)	(10)	(35)
AOCI, end of period	$(316)	$(67)	$(249)	$(598)	$(128)	$(470)

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
Cincinnati Financial Corporation Second-Quarter 2025 10-Q

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

The table below summarizes our consolidated property casualty insurance net written premiums, earned premiums and incurred loss and loss expenses:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Direct written premiums	$2,672	$2,362	$5,060	$4,487
Assumed written premiums	196	236	499	475
Ceded written premiums	(135)	(139)	(331)	(255)
Net written premiums	$2,733	$2,459	$5,228	$4,707

Direct earned premiums	$2,333	$2,015	$4,580	$3,949
Assumed earned premiums	162	155	352	307
Ceded earned premiums	(98)	(95)	(271)	(189)
Earned premiums	$2,397	$2,075	$4,661	$4,067

Direct incurred loss and loss expenses	$1,508	$1,352	$3,657	$2,545
Assumed incurred loss and loss expenses	91	63	327	139
Ceded incurred loss and loss expenses	(12)	(3)	(510)	(2)
Incurred loss and loss expenses	$1,587	$1,412	$3,474	$2,682

Cincinnati Financial Corporation Second-Quarter 2025 10-Q

Our life insurance company purchases reinsurance for protection of a portion of the risks that are written. Primary components of our life reinsurance program include individual mortality coverage, aggregate catastrophe and accidental death coverage in excess of certain deductibles.

The table below summarizes our consolidated life insurance earned premiums and contract holders' benefits incurred:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Direct earned premiums	$104	$101	$203	$200
Ceded earned premiums	(21)	(20)	(40)	(40)
Earned premiums	$83	$81	$163	$160

Direct contract holders' benefits incurred	$104	$76	$198	$170
Ceded contract holders' benefits incurred	(31)	(8)	(44)	(23)
Contract holders' benefits incurred	$73	$68	$154	$147

The ceded benefits incurred can vary depending on the type of life insurance policy held and the year the policy was issued.

The allowance for uncollectible property casualty premiums was $17 million and $18 million at June 30, 2025, and December 31, 2024, respectively. The allowances for credit losses on other premiums receivable and reinsurance recoverable assets were immaterial at June 30, 2025, and December 31, 2024.
Cincinnati Financial Corporation Second-Quarter 2025 10-Q

NOTE 9 – Income Taxes
The differences between the 21% statutory federal income tax rate and our effective income tax rate were as follows:

(Dollars in millions)	Three months ended June 30,				Six months ended June 30,
	2025		2024		2025		2024
Tax at statutory rate:	$180	21.0%	$81	21.0%	$153	21.0%	$281	21.0%
Increase (decrease) resulting from:
Tax-exempt income from municipal bonds	(6)	(0.7)	(6)	(1.6)	(11)	(1.5)	(11)	(0.8)
Dividend received exclusion	(6)	(0.7)	(5)	(1.3)	(11)	(1.5)	(10)	(0.7)
Other	2	0.3	4	1.1	1	0.2	12	0.8
Provision for income taxes	$170	19.9%	$74	19.2%	$132	18.2%	$272	20.3%

The provision for federal income taxes is based upon filing a consolidated income tax return for the company and its domestic subsidiaries.

The One Big Beautiful Bill Act (the "Tax Act") was enacted on July 4, 2025, and makes permanent several provisions from the 2017 Tax Cuts and Jobs Act. We do not expect the enactment of the Tax Act to have a material impact on our financial statements.

We continue to believe that after considering all positive and negative evidence of taxable income in the carryback and carryforward periods as permitted by law, it is more likely than not that all of the deferred tax assets on our U.S. domestic operations and those related to Cincinnati Global Underwriting Ltd.SM (Cincinnati Global) will be realized. As a result, we have no valuation allowance for our U.S. domestic operations or Cincinnati Global at both June 30, 2025, and December 31, 2024.

Cincinnati Global
Cincinnati Global had no operating loss carryforwards in the United States and $59 million and $78 million in the United Kingdom at June 30, 2025, and December 31, 2024, respectively. These Cincinnati Global losses can only be utilized within the Cincinnati Global group.

Cincinnati Financial Corporation Second-Quarter 2025 10-Q

NOTE 10 – Net Income Per Common Share
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are computed based on the weighted average number of common and dilutive potential common shares outstanding using the treasury stock method. The table shows calculations for basic and diluted earnings per share:

(In millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Numerator:
Net income—basic and diluted	$685	$312	$595	$1,067
Denominator:
Basic weighted-average common shares outstanding	156.3	156.3	156.4	156.6
Effect of share-based awards:
Stock options	0.9	0.7	1.0	0.7
Nonvested shares	0.6	0.5	0.4	0.4
Diluted weighted-average shares	157.8	157.5	157.8	157.7
Earnings per share:
Basic	$4.38	$1.99	$3.81	$6.82
Diluted	$4.34	$1.98	$3.77	$6.77
Number of anti-dilutive share-based awards	0.3	1.2	0.4	1.3

The source of dilution of our common shares are certain equity-based awards. See our 2024 Annual Report on Form 10-K, Item 8, Note 17, Share-Based Associate Compensation Plans, Page 173, for information about share-based awards. The above table shows the number of anti-dilutive share-based awards for the three and six months ended June 30, 2025 and 2024.

NOTE 11 – Employee Retirement Benefits
The following summarizes the components of net periodic benefit for our qualified and supplemental pension plans:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Service cost	$1	$2	$2	$3
Non-service (benefit) costs:
Interest cost	3	3	7	6
Expected return on plan assets	(5)	(6)	(11)	(11)
Amortization of actuarial (gain) loss and prior service cost	(1)	1	(2)	1
Total non-service benefit	(3)	(2)	(6)	(4)
Net periodic benefit	$(2)	$—	$(4)	$(1)

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

We made matching contributions totaling $8 million and $7 million to our 401(k) and Top Hat savings plans during the second quarter of 2025 and 2024, respectively, and contributions of $19 million and $16 million for the first half of 2025 and 2024, respectively.

We made no contributions to our qualified pension plan during the first six months of 2025.

Cincinnati Financial Corporation Second-Quarter 2025 10-Q

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

Cincinnati Financial Corporation Second-Quarter 2025 10-Q

Segment information is summarized in the following table:

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Commercial lines insurance
Commercial lines insurance premiums	$1,212	$1,107	$2,391	$2,189
Fee revenues	—	1	2	2
Total commercial lines insurance revenues	1,212	1,108	2,393	2,191
Loss and loss expenses	767	746	1,502	1,465
Underwriting expenses	358	352	707	677
Total commercial lines income before income taxes	87	10	184	49

Personal lines insurance
Personal lines insurance premiums	804	631	1,502	1,219
Fee revenues	2	1	3	2
Total personal lines insurance revenues	806	632	1,505	1,221
Loss and loss expenses	598	489	1,444	868
Underwriting expenses	222	185	432	358
Total personal lines loss before income taxes	(14)	(42)	(371)	(5)

Excess and surplus lines insurance
Excess and surplus lines insurance premiums	174	151	336	290
Fee revenues	1	1	2	2
Total excess and surplus lines insurance revenues	175	152	338	292
Loss and loss expenses	110	102	209	192
Underwriting expenses	49	42	93	80
Total excess and surplus lines income before income taxes	16	8	36	20

Life insurance
Life insurance premiums	83	81	163	160
Fee revenues	2	2	3	3
Total life insurance revenues	85	83	166	163
Contract holders' benefits incurred	73	68	154	147
Investment interest credited to contract holders	(31)	(31)	(63)	(62)
Underwriting expenses incurred	24	24	47	46
Total life insurance income before income taxes	19	22	28	32

Investments
Investment income, net of expenses	285	242	565	487
Investment gains and losses, net	473	137	406	749
Total investment revenue	758	379	971	1,236
Investment interest credited to contract holders	31	31	63	62
Total investment income before income taxes	727	348	908	1,174

Reconciliation to condensed consolidated income before income taxes
Total segment revenues	3,036	2,354	5,373	5,103
Other earned premiums	207	186	432	369
Other revenues	5	4	9	7
Total revenues	3,248	2,544	5,814	5,479
Total segment benefits and expenses	2,201	2,008	4,588	3,833
Other loss and loss expenses	112	75	319	157
Other underwriting expenses	56	52	132	110
Other benefits and expenses	24	23	48	40
Total benefits and expenses	2,393	2,158	5,087	4,140
Total income before income taxes	$855	$386	$727	$1,339

Cincinnati Financial Corporation Second-Quarter 2025 10-Q

Identifiable assets by segment are summarized in the following table:

(Dollars in millions)	June 30,	December 31,
	2025	2024
Identifiable assets:
Property casualty insurance	$6,999	$5,927
Life insurance	1,716	1,658
Investments	29,057	27,887
Other	1,070	1,029
Total	$38,842	$36,501

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

SAFE HARBOR STATEMENT
Our business is subject to certain risks and uncertainties that may cause actual results to differ materially from those suggested by forward-looking statements. Any forward-looking statements contained herein, are based upon our current estimates, assumptions and plans that are subject to uncertainty. These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words like “seek,” “expect,” “will,” “should,” “could,” “might,” “anticipate,” “believe,” “estimate,” “intend,” “likely,” “future,” or other similar expressions. Forward-looking statements speak only as of the date they were made; we assume no obligation to update such statements. Factors that could cause actual results to differ materially from those expressed in, or implied by, the forward-looking statements include, but are not limited to:

Insurance-Related Risks
•Risks and uncertainties associated with our loss reserves or actual claim costs exceeding reserves
•Increased frequency and/or severity of claims or development of claims that are unforeseen at the time of policy issuance
•Unusually high levels of catastrophe losses due to risk concentrations or changes in weather patterns, environmental events, war or political unrest, terrorism incidents, cyberattacks, civil unrest or other causes; and our ability to manage catastrophe risk
•Risks associated with analytical models in key areas such as underwriting, pricing, capital management, reserving, investments, reinsurance, and catastrophe risk management
•Inadequate estimates or assumptions, or reliance on third-party data used for critical accounting estimates
•Events or conditions that could weaken or harm our relationships with our independent agencies and hamper opportunities to add new agencies, resulting in limitations on our opportunities for growth
•Mergers, acquisitions, and other consolidations of agencies that result in a concentration of a significant amount of premium in one agency or agency group and/or alter our competitive advantages
•Our inability to manage business opportunities, growth prospects, and expenses for our ongoing operations
•Changing consumer insurance-buying habits
•The inability to obtain adequate ceded reinsurance on acceptable terms, for acceptable amounts, and from financially strong reinsurers; and the potential for nonpayment or delay in payment by reinsurers
Cincinnati Financial Corporation Second-Quarter 2025 10-Q

•Domestic and global events, such as the wars in Ukraine and in the Middle East, future pandemics, inflationary trends, changes in U.S. trade and tariff policy, and disruptions in the banking and financial services industry, resulting in insurance losses, capital market or credit market uncertainty, followed by prolonged periods of economic instability or recession, that lead to:
◦Securities market disruption or volatility and related effects such as decreased economic activity and continued supply chain disruptions that affect our investment portfolio and book value
◦Significant or prolonged decline in the fair value of securities and impairment of the assets
◦Significant decline in investment income due to reduced or eliminated dividend payouts from securities
◦Significant rise in losses from surety or director and officer policies written for financial institutions or other insured entities or in losses from policies written by Cincinnati Re or Cincinnati Global
◦An unusually high level of claims in our insurance or reinsurance operations that increase litigation-related expenses
◦Decreased premium revenue and cash flow from disruption to our distribution channel of independent agents, consumer self-isolation, travel limitations, business restrictions and decreased economic activity
◦The inability of our workforce, agencies, or vendors to perform necessary business functions

Financial, Economic, and Investment Risks
•Declines in overall stock market values negatively affecting our equity portfolio and book value
•Downgrades in our financial strength ratings
•Interest rate fluctuations or other factors that could significantly affect:
◦Our ability to generate growth in investment income
◦Values of our fixed-maturity investments and accounts in which we hold bank-owned life insurance contract assets
◦Our traditional life policy reserves
•Economic volatility and illiquidity associated with our alternative investments in private equity, private credit, real property, and limited partnerships
•Failure to comply with covenants and other requirements under our credit facilities, senior debt, and other debt obligations
•Recession, prolonged elevated inflation, or other economic conditions resulting in lower demand for insurance products or increased payment delinquencies
•The inability of our subsidiaries to pay dividends consistent with current or past levels impacting our ability to pay shareholder dividends or repurchase shares

General Business, Technology, and Operational Risks
•Ineffective information technology systems or failing to develop and implement improvements in technology
•Difficulties with technology or data security breaches, including cyberattacks, could negatively affect our, or our agents’, ability to conduct business; disrupt our relationships with agents, policyholders, and others; cause reputational damage, mitigation expenses, data loss, and expose us to liability
•Difficulties with our operations and technology that may negatively impact our ability to conduct business, including cloud-based data information storage, data security, remote working capabilities, and/or outsourcing relationships and third-party operations and data security
•Disruption of the insurance market caused by technology innovations - such as driverless cars - that could decrease consumer demand for insurance products
•Delays, inadequate data developed internally or from third parties, or performance inadequacies from ongoing development and implementation of underwriting and pricing models and methods, including usage-based insurance methods, automation, artificial intelligence, or technology projects and enhancements expected to increase our efficiency, pricing accuracy, underwriting profit, and competitiveness
Cincinnati Financial Corporation Second-Quarter 2025 10-Q

•Intense competition, and the impact of innovation, emerging technologies, artificial intelligence and changing customer preferences on the insurance industry and the markets in which we operate, could harm our ability to maintain or increase our business volumes and profitability
•Inability to defer policy acquisition costs for any business segment if pricing and loss trends would lead management to conclude that the segment could not achieve sustainable profitability
•Unforeseen departure of certain executive officers or other key employees that could interrupt progress toward important strategic goals or diminish the effectiveness of certain longstanding relationships with insurance agents and others
•Our inability, or the inability of our independent agents, to attract and retain personnel
•Events, such as a pandemic, an epidemic, natural catastrophe, or terrorism, which could hamper our ability to assemble our workforce, work effectively in a remote environment, or other failures of business continuity or disaster recovery programs

Regulatory, Compliance, and Legal Risks
•Actions of insurance departments, state attorneys general or other regulatory agencies, including a change to a federal system of regulation from a state-based system, that:
◦Impose new obligations on us that increase our expenses or change the assumptions underlying our critical accounting estimates
◦Place the insurance industry under greater regulatory scrutiny or result in new statutes, rules, and regulations
◦Restrict our ability to exit or reduce writings of unprofitable coverages or lines of business
◦Increase assessments for guaranty funds, other insurance‑related assessments, or mandatory reinsurance arrangements; or that impair our ability to recover such assessments through future surcharges or other rate changes
◦Increase our provision for federal income taxes due to changes in tax laws, regulations, or interpretations
◦Increase other expenses
◦Limit our ability to set fair, adequate, and reasonable rates
◦Restrict our ability to cancel policies
◦Impose new underwriting standards
◦Place us at a disadvantage in the marketplace
◦Restrict our ability to execute our business model, including the way we compensate agents
•Adverse outcomes from litigation, environmental claims, mass torts or administrative proceedings, including effects of social inflation and third-party litigation funding on the size and frequency of litigation awards
•Events or actions, including unauthorized intentional circumvention of controls, which reduce our future ability to maintain effective internal control over financial reporting under the Sarbanes-Oxley Act of 2002
•Effects of changing social, global, economic, and regulatory environments
•Additional measures affecting corporate financial reporting and governance that can affect the market value of our common stock

Risks and uncertainties are further discussed in other filings with the Securities and Exchange Commission, including our 2024 Annual Report on Form 10-K, Item 1A, Risk Factors, Page 30.
Cincinnati Financial Corporation Second-Quarter 2025 10-Q

CORPORATE FINANCIAL HIGHLIGHTS
Net Income and Comprehensive Income Data

(Dollars in millions, except per share data)	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
Earned premiums	$2,480	$2,156	15	$4,824	$4,227	14
Investment income, net of expenses (pretax)	285	242	18	565	487	16
Investment gains and losses, net (pretax)	473	137	245	406	749	(46)
Total revenues	3,248	2,544	28	5,814	5,479	6
Net income	685	312	120	595	1,067	(44)
Comprehensive income	707	284	149	655	1,032	(37)
Net income per share—diluted	4.34	1.98	119	3.77	6.77	(44)
Cash dividends declared per share	0.87	0.81	7	1.74	1.62	7
Diluted weighted average shares outstanding	157.8	157.5	0	157.8	157.7	0

Total revenues increased $704 million for the second quarter of 2025, compared with the second quarter of 2024, including higher net investment gains, earned premiums and investment income. For the first six months of 2025, compared with the same period of 2024, total revenues increased $335 million, primarily due to higher earned premiums and investment income offset by a decrease in net investment gains. Premium and investment revenue trends are discussed further in the respective sections of Financial Results.

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

Net income for the second quarter of 2025, compared with the second quarter of 2024, increased $373 million, including increases of $266 million in after-tax net investment gains and losses, $73 million in after-tax property casualty underwriting profit and $34 million in after-tax investment income. Catastrophe losses for the second quarter of 2025, mostly weather related, were $45 million higher after taxes and unfavorably affected both net income and property casualty underwriting profit. Life insurance segment results decreased by $3 million on a pretax basis.

For the first six months of 2025, net income decreased $472 million, compared with the first six months of 2024, including decreases of $270 million in after-tax investment gains and losses and $265 million in after-tax property casualty underwriting income, partially offset by an increase of $62 million in after-tax investment income. The property casualty underwriting income decrease included an unfavorable $401 million after-tax effect from higher catastrophe losses. Life insurance segment results decreased by $4 million on a pretax basis.

Performance by segment is discussed below in Financial Results. As discussed in our 2024 Annual Report on Form 10-K, Item 7, Executive Summary, Page 46, there are several reasons why our performance during 2025 may ultimately be below our long-term targets.

The board of directors is committed to rewarding shareholders directly through cash dividends and through share repurchase authorizations. Through 2024, the company had increased the annual cash dividend rate for 64 consecutive years, a record we believe is matched by only seven other U.S. publicly traded companies. In January 2025, the board of directors increased the regular quarterly dividend to 87 cents per share, setting the stage for our 65th consecutive year of increasing cash dividends. During the first six months of 2025, cash dividends declared by the company increased 7% compared with the same period of 2024. Our board regularly evaluates relevant factors in decisions related to dividends and share repurchases. The 2025 dividend increase reflected our strong operating performance and signaled management's and the board's positive outlook and confidence in our outstanding capital, liquidity and financial flexibility.

Cincinnati Financial Corporation Second-Quarter 2025 10-Q

Balance Sheet Data and Performance Measures

(Dollars in millions, except share data)	At June 30,	At December 31,
	2025	2024
Total investments	$29,569	$28,378
Total assets	38,842	36,501
Short-term debt	25	25
Long-term debt	790	790
Shareholders' equity	14,301	13,935
Book value per share	91.46	89.11
Debt-to-total-capital ratio	5.4%	5.5%

Total assets at June 30, 2025, increased 6% compared with year-end 2024, and included an increase of 4% in total investments that reflected net purchases and higher fair values for many securities in our equity portfolio. Shareholders' equity increased 3% and book value per share also increased 3% during the first six months of 2025. Our debt-to-total-capital ratio (capital is the sum of debt plus shareholders' equity) decreased slightly compared with year-end 2024.

Our value creation ratio is our primary performance metric. As shown in the tables below, that ratio was 4.6% for the first six months of 2025, compared with 8.2% for the same period in 2024. The decrease was primarily due to a reduction in overall net gains from our investment portfolio and an underwriting loss from our insurance operations. Book value per share increased $2.35 during the first six months of 2025 and contributed 2.6 percentage points to the value creation ratio, while dividends declared at $1.74 per share contributed 2.0 points. Value creation ratio major contributors and in total, along with calculations from per-share amounts, are shown in the tables below.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Value creation ratio major contributors:
Net income before investment gains	2.3%	1.6%	2.0%	4.0%
Change in fixed-maturity securities, realized and unrealized gains	0.1	(0.6)	0.5	(1.0)
Change in equity securities, investment gains	2.7	0.9	2.3	4.9
Other	0.1	0.3	(0.2)	0.3
Value creation ratio	5.2%	2.2%	4.6%	8.2%

Cincinnati Financial Corporation Second-Quarter 2025 10-Q

(Dollars are per share)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Value creation ratio:
End of period book value*	$91.46	$81.79	$91.46	$81.79
Less beginning of period book value	87.78	80.83	89.11	77.06
Change in book value	3.68	0.96	2.35	4.73
Dividend declared to shareholders	0.87	0.81	1.74	1.62
Total value creation	$4.55	$1.77	$4.09	$6.35

Value creation ratio from change in book value**	4.2%	1.2%	2.6%	6.1%
Value creation ratio from dividends declared to shareholders***	1.0	1.0	2.0	2.1
Value creation ratio	5.2%	2.2%	4.6%	8.2%

* Book value per share is calculated by dividing end of period total shareholders' equity by end of period shares outstanding
** Change in book value divided by the beginning of period book value
*** Dividend declared to shareholders divided by beginning of period book value

DRIVERS OF LONG-TERM VALUE CREATION
Operating through The Cincinnati Insurance Company, Cincinnati Financial Corporation is one of the 25 largest property casualty insurers in the nation, based on 2024 net written premiums for approximately 2,000 U.S. stock and mutual insurer groups. We market our insurance products through a select group of independent insurance agencies as discussed in our 2024 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 6. At June 30, 2025, we actively marketed through 2,258 agencies located in 46 states. We maintain a long-term perspective that guides us in addressing immediate challenges or opportunities while focusing on the major decisions that best position our company for success through all market cycles.

To measure our long-term progress in creating shareholder value, our value creation ratio is our primary financial performance target. As discussed in our 2024 Annual Report on Form 10-K, Item 7, Executive Summary, Page 46, management believes this measure is a meaningful indicator of our long-term progress in creating shareholder value and has three primary performance drivers:

•Premium growth – We believe our agency relationships and initiatives can lead to a property casualty written premium growth rate over any five-year period that exceeds the industry average. For the first six months of 2025, our consolidated property casualty net written premium year-over-year growth was 11%. As of February 2025, A.M. Best projected the industry's full-year 2025 written premium growth at approximately 7%. For the five-year period 2020 through 2024, our growth rate exceeded that of the industry. The industry's growth rate excludes its mortgage and financial guaranty lines of business.
•Combined ratio – We believe our underwriting philosophy and initiatives can generate an average GAAP combined ratio over any five-year period that is consistently within the range of 92% to 98%. For the first six months of 2025, our GAAP combined ratio was 103.8%, including 19.4 percentage points of current accident year catastrophe losses partially offset by 3.3 percentage points of favorable loss reserve development on prior accident years. Our statutory combined ratio was 102.6% for the first six months of 2025. As of February 2025, A.M. Best projected the industry's full-year 2025 statutory combined ratio at approximately 99%, including approximately 9 percentage points of catastrophe losses and a favorable effect of less than 1 percentage point of loss reserve development on prior accident years. The industry's ratio again excludes its mortgage and financial guaranty lines of business.
•Investment contribution – We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year return of the Standard & Poor's 500 Index. For the first six months of 2025, pretax investment income was $565 million, up 16% compared with the same period in 2024. We believe our investment portfolio mix provides an appropriate balance of income stability and growth with capital appreciation potential.

Cincinnati Financial Corporation Second-Quarter 2025 10-Q

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

At June 30, 2025, we held $5.094 billion of our cash and cash equivalents and invested assets at the parent-company level, of which $4.719 billion, or 92.6%, was invested in common stocks, and $70 million, or 1.4%, was cash or cash equivalents. Our debt-to-total-capital ratio was 5.4% at June 30, 2025. Another important indicator of financial strength is our ratio of property casualty net written premiums to statutory surplus, which was 1.1-to-1 for the 12 months ended June 30, 2025, compared with 1.0-to-1 at year-end 2024.

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

At July 25, 2025, our insurance subsidiaries continued to be highly rated.

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
Cincinnati Financial Corporation Second-Quarter 2025 10-Q

CONSOLIDATED PROPERTY CASUALTY INSURANCE HIGHLIGHTS
Consolidated property casualty insurance results include premiums and expenses for our standard market insurance segments (commercial lines and personal lines), our excess and surplus lines segment, Cincinnati Re® and our London-based global specialty underwriter Cincinnati Global Underwriting Ltd.SM (Cincinnati Global).

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
Earned premiums	$2,397	$2,075	16	$4,661	$4,067	15
Fee revenues	3	3	0	7	6	17
Total revenues	2,400	2,078	15	4,668	4,073	15
Loss and loss expenses from:
Current accident year before catastrophe losses	1,354	1,198	13	2,724	2,419	13
Current accident year catastrophe losses	296	254	17	904	403	124
Prior accident years before catastrophe losses	(57)	(19)	(200)	(107)	(87)	(23)
Prior accident years catastrophe losses	(6)	(21)	71	(47)	(53)	11
Loss and loss expenses	1,587	1,412	12	3,474	2,682	30
Underwriting expenses	685	631	9	1,364	1,225	11
Underwriting profit (loss)	$128	$35	266	$(170)	$166	nm

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	56.5%	57.8%	(1.3)	58.4%	59.5%	(1.1)
Current accident year catastrophe losses	12.4	12.2	0.2	19.4	9.9	9.5
Prior accident years before catastrophe losses	(2.4)	(0.9)	(1.5)	(2.3)	(2.1)	(0.2)
Prior accident years catastrophe losses	(0.2)	(1.0)	0.8	(1.0)	(1.3)	0.3
Loss and loss expenses	66.3	68.1	(1.8)	74.5	66.0	8.5
Underwriting expenses	28.6	30.4	(1.8)	29.3	30.1	(0.8)
Combined ratio	94.9%	98.5%	(3.6)	103.8%	96.1%	7.7

Combined ratio	94.9%	98.5%	(3.6)	103.8%	96.1%	7.7
Contribution from catastrophe losses and prior years reserve development	9.8	10.3	(0.5)	16.1	6.5	9.6
Combined ratio before catastrophe losses and prior years reserve development	85.1%	88.2%	(3.1)	87.7%	89.6%	(1.9)

Our consolidated property casualty insurance operations generated an underwriting profit of $128 million for the second quarter of 2025 and an underwriting loss of $170 million for the first six months of 2025. The second-quarter 2025 underwriting profit increase of $93 million, compared with second-quarter 2024, included an unfavorable increase of $57 million in losses from catastrophes, mostly caused by severe weather, and a higher amount of total favorable reserve development on prior accident years. The change in underwriting profitability for the second quarter of 2025 also included a favorable effect from higher current accident year loss and loss expenses before catastrophe losses that grew slower than earned premiums. The six-month underwriting loss of $170 million, compared with an underwriting profit of $166 million for the first six months of 2024, included an unfavorable increase of $501 million in current accident year catastrophe losses, mostly caused by the January 2025 wildfires in southern California, partially offset by a higher amount of total favorable reserve development on prior accident years. For the first six months of 2025, the combined ratio before catastrophe losses and prior years reserve development improved by 1.9 percentage points compared with the same period of 2024.

Cincinnati Financial Corporation Second-Quarter 2025 10-Q

Underwriting results for the second quarter and first six months of 2025 included improved current accident year loss experience before catastrophe losses, as price increases have helped to offset recent-year elevated paid losses reflecting economic or other forms of inflation. Elevated inflation was a driver of higher losses and loss expenses in recent years as costs have increased significantly to repair damaged autos or other property that we insure. We also experienced higher losses for liability coverages for some of our lines of business. Due to increased uncertainty regarding ultimate losses, we intend to remain prudent in reserving for estimated ultimate losses until longer-term loss cost trends become more clear. The higher loss experience is discussed in Financial Results by property casualty insurance segment. We believe future property casualty underwriting results will continue to benefit from price increases and our ongoing initiatives to improve pricing precision and loss experience related to claims and loss control practices.
For all property casualty lines of business in aggregate, net loss and loss expense reserves at June 30, 2025, were $829 million, or 9%, higher than at year-end 2024, including an increase of $711 million for the incurred but not reported (IBNR) portion.

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

Our consolidated property casualty combined ratio for the second quarter of 2025 decreased by 3.6 percentage points, compared with the same period of 2024, including an increase of 1.0 points from catastrophe losses and loss expenses. For the first six months of 2025, compared with the 2024 six-month period, our combined ratio increased by 7.7 percentage points, including an increase of 9.8 points from catastrophe losses and loss expenses. Other combined ratio components that changed are discussed below and in further detail in Financial Results by property casualty insurance segment.
The combined ratio can be affected significantly by natural catastrophe losses and other large losses as discussed in detail below. The combined ratio can also be affected by updated estimates of loss and loss expense reserves established for claims that occurred in prior periods, referred to as prior accident years. Net favorable development on prior accident year reserves, including reserves for catastrophe losses, benefited the combined ratio by 3.3 percentage points in the first six months of 2025, compared with 3.4 percentage points in the same period of 2024. Net favorable development is discussed in further detail in Financial Results by property casualty insurance segment.

The ratio for current accident year loss and loss expenses before catastrophe losses improved in the first six months of 2025. That 58.4% ratio was 1.1 percentage points lower, compared with the 59.5% accident year 2024 ratio measured as of June 30, 2024, including an increase of 0.2 points in the ratio for large losses of $2 million or more per claim, discussed below. The ratio improvement of 1.1 percentage points included an increase of 1.9 points for the IBNR portion and a decrease of 3.0 points for the case incurred portion. It also included an unfavorable 0.6 points for the net effect of $52 million for reinsurance treaty reinstatement premiums related to the January 2025 wildfires in southern California.

The underwriting expense ratio decreased for the second quarter and first six months of 2025, compared with the same periods a year ago. The decreases were primarily due to premium growth outpacing growth in various expenses. The six-month 2025 ratio also included an unfavorable 0.3 points for the effect of reinstatement premiums. The ratio for both periods also included ongoing expense management efforts.
Cincinnati Financial Corporation Second-Quarter 2025 10-Q

Consolidated Property Casualty Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
Agency renewal written premiums	$2,135	$1,843	16	$4,047	$3,526	15
Agency new business written premiums	404	407	(1)	787	753	5
Other written premiums	194	209	(7)	394	428	(8)
Net written premiums	2,733	2,459	11	5,228	4,707	11
Unearned premium change	(336)	(384)	13	(567)	(640)	11
Earned premiums	$2,397	$2,075	16	$4,661	$4,067	15

The trends in net written premiums and earned premiums summarized in the table above include the effects of price increases. Price change trends that heavily influence renewal written premium increases or decreases, along with other premium growth drivers for 2025, are discussed in more detail by segment below in Financial Results.

Consolidated property casualty net written premiums for the second quarter and six months ended June 30, 2025, grew $274 million and $521 million compared with the same periods of 2024. Our premium growth initiatives from prior years have provided an ongoing favorable effect on growth during the current year, particularly as newer agency relationships mature over time.

Consolidated property casualty agency new business written premiums decreased by $3 million for the second quarter and increased by $34 million for the first six months of 2025, compared with the same periods of 2024. The second quarter decrease was driven by the personal lines segment. Personal lines new business written premiums for second-quarter 2025 decreased 13% compared with a 54% increase in the second quarter of 2024. New agency appointments during 2025 and 2024 produced a $55 million increase in standard lines new business for the first six months of 2025 compared with the same period of 2024. As we appoint new agencies that choose to move accounts to us, we report these accounts as new business. While this business is new to us, in many cases it is not new to the agent. We believe these seasoned accounts tend to be priced more accurately than business that may be less familiar to our agent upon obtaining it from a competing agent.

Net written premiums for Cincinnati Re, included in other written premiums, decreased by $43 million in the second quarter and increased $10 million for the six months ended June 30, 2025, compared with the same periods of 2024, to $164 million and $418 million, respectively. Cincinnati Re assumes risks through reinsurance treaties and in some cases cedes part of the risk and related premiums to one or more unaffiliated reinsurance companies through transactions known as retrocessions.

Cincinnati Global is also included in other written premiums. Net written premiums for Cincinnati Global increased by $30 million in the second quarter and $24 million for the six months ended June 30, 2025, to $97 million and $173 million, respectively, compared with the same periods of 2024.

Cincinnati Financial Corporation Second-Quarter 2025 10-Q

Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. A decrease in ceded premiums increased net written premiums by $4 million for the second quarter and an increase in ceded premiums decreased net written premiums by $76 million for the first six months of 2025, compared with the same periods of 2024. Other written premiums for the first six months of 2025 included a net unfavorable amount of $52 million for reinsurance treaty reinstatement premiums related to the California wildfires, including a favorable $12 million for Cincinnati Re and an unfavorable $64 million for our personal lines insurance segment.

Catastrophe losses and loss expenses typically have a material effect on property casualty results and can vary significantly from period to period. Losses from catastrophes contributed 12.2 and 18.4 percentage points to the combined ratio in the second quarter and first six months of 2025, compared with 11.2 and 8.6 percentage points in the same periods of 2024. During the second quarter of 2025, there were no material changes to our estimates of ultimate losses related to the California wildfires.

Net losses from catastrophes for the first six months of 2025 included recoveries from reinsurers that participate in our primary property catastrophe reinsurance treaty. There were no material changes during the second quarter to the estimated recovery of $429 million as of March 31, 2025, related to the California wildfires.

Effective July 1, 2025, we purchased an additional layer on our property catastrophe reinsurance treaty with a limit of $300 million, increasing the total limit from $1.500 billion to $1.800 billion. We retain 57.2% of losses between $1.500 billion and $1.800 billion. The provisions of this additional layer are similar to those included in the other layers. The annual ceded premiums for this additional coverage are estimated to be less than $5 million.

Effective June 1, 2025, we renewed the reinsurance program for Cincinnati Re only, which provides retrocession coverages with various triggers, exclusions and unique features. The program includes property catastrophe excess of loss coverage in excess of $90 million per occurrence with a total available limit of $73 million per occurrence. Ceded premiums for the one-year renewal period of coverage from the program are estimated to be approximately $16 million. There were no material changes during the second quarter to the estimated recovery of $38 million as of March 31, 2025, related to the California wildfires for the Cincinnati Re only program effective June 1, 2024, which expired during the second quarter.

Cincinnati Financial Corporation Second-Quarter 2025 10-Q

The following table shows consolidated property casualty insurance catastrophe losses and loss expenses incurred, net of reinsurance, as well as the effect of loss development on prior period catastrophe events. We individually list declared catastrophe events for which our incurred losses reached or exceeded $25 million.

Consolidated Property Casualty Insurance Catastrophe Losses and Loss Expenses Incurred

(Dollars in millions, net of reinsurance)		Three months ended June 30,					Six months ended June 30,
		Comm.	Pers.	E&S			Comm.	Pers.	E&S
Dates	Region	lines	lines	lines	Other	Total	lines	lines	lines	Other	Total
2025
Jan. 7-28	West	$—	$(1)	$—	$—	$(1)	$—	$324	$—	$124	$448
Mar. 14-17	Midwest, Northeast, South	5	13	—	2	20	47	88	1	2	138
Apr. 1-7	Midwest, South	20	40	—	—	60	20	40	—	—	60
May 15-16	Midwest, Northeast	23	65	—	—	88	23	65	—	—	88
All other 2025 catastrophes		40	87	2	—	129	54	110	3	3	170
Development on 2024 and prior catastrophes		(3)	(13)	—	10	(6)	(17)	(26)	(1)	(3)	(47)
Calendar year incurred total		$85	$191	$2	$12	$290	$127	$601	$3	$126	$857

2024
Jan. 8-10	Midwest, Northeast, South	$(2)	$1	$—	$—	$(1)	$16	$9	$—	$—	$25
Mar. 12-17	Midwest, South	2	5	—	—	7	35	27	—	—	62
Mar. 31 - Apr. 4	Midwest, Northeast, South	13	23	—	—	36	13	23	—	—	36
May 6-10	Midwest, South	19	28	—	—	47	19	28	—	—	47
May 25-26	Midwest, South	37	28	1	—	66	37	28	1	—	66
All other 2024 catastrophes		42	52	2	3	99	66	95	3	3	167
Development on 2023 and prior catastrophes		(7)	(6)	1	(9)	(21)	(15)	(27)	—	(11)	(53)
Calendar year incurred total		$104	$131	$4	$(6)	$233	$171	$183	$4	$(8)	$350

Cincinnati Financial Corporation Second-Quarter 2025 10-Q

The following table includes data for losses incurred of $2 million or more per claim, net of reinsurance.

Consolidated Property Casualty Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
Current accident year losses greater than $5 million	$15	$31	(52)	$41	$31	32
Current accident year losses $2 million - $5 million	40	28	43	60	50	20
Large loss prior accident year reserve development	27	15	80	83	37	124
Total large losses incurred	82	74	11	184	118	56
Losses incurred but not reported	213	165	29	492	416	18
Other losses excluding catastrophe losses	741	741	0	1,429	1,418	1
Catastrophe losses	280	228	23	838	339	147
Total losses incurred	$1,316	$1,208	9	$2,943	$2,291	28

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	0.6%	1.5%	(0.9)	0.9%	0.8%	0.1
Current accident year losses $2 million - $5 million	1.7	1.4	0.3	1.3	1.2	0.1
Large loss prior accident year reserve development	1.1	0.7	0.4	1.8	0.9	0.9
Total large loss ratio	3.4	3.6	(0.2)	4.0	2.9	1.1
Losses incurred but not reported	8.9	8.0	0.9	10.5	10.2	0.3
Other losses excluding catastrophe losses	30.9	35.6	(4.7)	30.6	34.9	(4.3)
Catastrophe losses	11.7	11.0	0.7	18.0	8.3	9.7
Total loss ratio	54.9%	58.2%	(3.3)	63.1%	56.3%	6.8

We believe the inherent variability of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the variability in addition to general inflationary trends in loss costs. Our analysis continues to indicate no unexpected concentration of large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The second-quarter 2025 property casualty total large losses incurred of $82 million, net of reinsurance, was higher than the $70 million quarterly average during full-year 2024 and the $74 million experienced for the second quarter of 2024. The ratio for these large losses was 0.2 percentage points lower compared with last year's second quarter. The second-quarter 2025 amount of total large losses incurred unfavorably contributed to the increase in the six-month 2025 total large loss ratio, compared with 2024, in addition to a first-quarter 2025 ratio that was 2.3 points higher than the first quarter of 2024. We believe results for the three- and six-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $2 million. Losses by size are discussed in further detail in results of operations by property casualty insurance segment.
FINANCIAL RESULTS
Consolidated results reflect the operating results of each of our five segments along with the parent company, Cincinnati Re, Cincinnati Global and other activities reported as "Other." The five segments are:
•Commercial lines insurance
•Personal lines insurance
•Excess and surplus lines insurance
•Life insurance
•Investments

Cincinnati Financial Corporation Second-Quarter 2025 10-Q

COMMERCIAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
Earned premiums	$1,212	$1,107	9	$2,391	$2,189	9
Fee revenues	—	1	(100)	2	2	0
Total revenues	1,212	1,108	9	2,393	2,191	9
Loss and loss expenses from:
Current accident year before catastrophe losses	721	664	9	1,443	1,346	7
Current accident year catastrophe losses	88	111	(21)	144	186	(23)
Prior accident years before catastrophe losses	(39)	(22)	(77)	(68)	(52)	(31)
Prior accident years catastrophe losses	(3)	(7)	57	(17)	(15)	(13)
Loss and loss expenses	767	746	3	1,502	1,465	3
Underwriting expenses	358	352	2	707	677	4
Underwriting profit	$87	$10	770	$184	$49	276

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	59.6%	60.0%	(0.4)	60.3%	61.5%	(1.2)
Current accident year catastrophe losses	7.2	10.0	(2.8)	6.1	8.5	(2.4)
Prior accident years before catastrophe losses	(3.3)	(1.9)	(1.4)	(2.9)	(2.3)	(0.6)
Prior accident years catastrophe losses	(0.2)	(0.7)	0.5	(0.7)	(0.7)	0.0
Loss and loss expenses	63.3	67.4	(4.1)	62.8	67.0	(4.2)
Underwriting expenses	29.6	31.7	(2.1)	29.6	30.9	(1.3)
Combined ratio	92.9%	99.1%	(6.2)	92.4%	97.9%	(5.5)

Combined ratio	92.9%	99.1%	(6.2)	92.4%	97.9%	(5.5)
Contribution from catastrophe losses and prior years reserve development	3.7	7.4	(3.7)	2.5	5.5	(3.0)
Combined ratio before catastrophe losses and prior years reserve development	89.2%	91.7%	(2.5)	89.9%	92.4%	(2.5)

Overview
Performance highlights for the commercial lines segment include:
•Premiums – Earned premiums and net written premiums for the commercial lines segment grew during the second quarter and first six months of 2025, compared with the same periods a year ago, primarily due to agency renewal written premium growth that continued to include higher average pricing as well as growth in agency new business written premiums. The table below analyzes the primary components of premiums. We continue to use predictive analytics tools to improve pricing precision and segmentation while leveraging our local relationships with agents through the efforts of our teams that work closely with them. We seek to maintain appropriate pricing discipline for both new and renewal business as our agents and underwriters assess account quality to make careful decisions on a policy-by-policy basis whether to write or renew a policy.
Agency renewal written premiums increased 9% for the second quarter and 8% for the first six months of 2025, compared with the same periods of 2024, including price increases. During the second quarter of 2025, our overall standard commercial lines policies averaged estimated renewal price increases at percentages near the high end of the mid-single-digit range. We continue to segment commercial lines policies, emphasizing identification and retention of those we believe have relatively stronger pricing. Conversely, we have been seeking stricter renewal terms and conditions on policies we believe have relatively weaker pricing, thus retaining fewer of those policies. We measure average changes in commercial lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for the respective policies.
Cincinnati Financial Corporation Second-Quarter 2025 10-Q

Our average overall commercial lines renewal pricing change includes the impact of flat pricing for certain coverages within package policies written for a three-year term that were in force but did not expire during the period being measured. Therefore, our reported change in average commercial lines renewal pricing reflects a blend of three-year policies that did not expire and other policies that did expire during the measurement period. For commercial lines policies that did expire and were then renewed during the second quarter of 2025, we estimate that our average percentage price increases were in the high-single-digit range for our commercial casualty and commercial property lines of business and in the mid-single-digit range for our commercial auto line of business. The estimated average percentage price change for workers' compensation was a decrease in the mid-single-digit range.
Our commercial lines segment's increase in agency renewal written premiums for the first six months of 2025 also included changes in the level of insured exposures. Part of the insured exposure increase reflects our response to inflation effects that increase the cost of building materials to repair damaged commercial structures. We use building valuation software to automate much of that underwriting process and may also manually adjust premiums to reflect property costs.
Renewal premiums for certain policies, primarily our commercial casualty and workers' compensation lines of business, include the results of policy audits that adjust initial premium amounts based on differences between estimated and actual sales or payroll related to a specific policy. Audits completed during the first six months of 2025 contributed $48 million to net written premiums, compared with $54 million for the same period of 2024.
New business written premiums for commercial lines increased $7 million and $28 million during the second quarter and first six months of 2025, compared with the same periods of 2024, as we continued to carefully underwrite each policy in a highly competitive market. Trend analysis for year-over-year comparisons of individual quarters is more difficult to assess for commercial lines new business written premiums, due to inherent variability. That variability is often driven by larger policies with annual premiums greater than $100,000.
Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. For our commercial lines insurance segment, a decrease in ceded premiums increased net written premiums by approximately $3 million and $6 million for the second quarter and first six months of 2025, compared with the same periods of 2024.

Commercial Lines Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
Agency renewal written premiums	$1,116	$1,023	9	$2,268	$2,099	8
Agency new business written premiums	200	193	4	403	375	7
Other written premiums	(26)	(30)	13	(56)	(65)	14
Net written premiums	1,290	1,186	9	2,615	2,409	9
Unearned premium change	(78)	(79)	1	(224)	(220)	(2)
Earned premiums	$1,212	$1,107	9	$2,391	$2,189	9

•Combined ratio – The second-quarter 2025 commercial lines combined ratio improved by 6.2 percentage points, compared with the second quarter of 2024, including a decrease of 2.3 points in losses from catastrophes. The second-quarter combined ratio decreased by 0.4 points from current accident year loss and loss expenses before catastrophe losses, including an increase of 4.9 points for the IBNR portion and a decrease of 5.3 points for the case incurred portion. For the first six months of 2025, the combined ratio improved by 5.5 percentage points, compared with the same period a year ago, including a decrease of 2.4 points in losses from catastrophes. The six-month 2025 combined ratio also included a decrease of 1.2 points from current accident year loss and loss expenses before catastrophe losses, including an increase of 2.8 points for the IBNR portion and a decrease of 4.0 points for the case incurred portion. Underwriting results also included favorable reserve development on prior accident years, as discussed below. The current accident year ratios were measured as of June 30 of the respective years and included a decrease of 0.4 percentage points for the first six months of 2025 in the ratio for large losses of $2 million or more per claim, discussed below.
When estimating the ultimate cost of total loss and loss expenses, we consider many factors, including trends for inflation, historical paid and reported losses, large loss activity and other data or information for the industry
Cincinnati Financial Corporation Second-Quarter 2025 10-Q

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
Catastrophe losses and loss expenses accounted for 7.0 and 5.4 percentage points of the combined ratio for the second quarter and first six months of 2025, compared with 9.3 and 7.8 percentage points for the same periods a year ago. Through 2024, the 10-year annual average for that catastrophe measure for the commercial lines segment was 6.0 percentage points, and the five-year annual average was 6.6 percentage points.
The net effect of reserve development on prior accident years during the second quarter and first six months of 2025 was favorable for commercial lines overall by $42 million and $85 million, compared with $29 million and $67 million for the same periods in 2024. For the first six months of 2025, our commercial property and workers' compensation lines of business were the main contributors to the commercial lines net favorable reserve development, while our commercial auto line of business included net unfavorable development. The net favorable reserve development recognized during the first six months of 2025 for our commercial lines insurance segment was mainly for accident years 2024 and 2023 and was primarily due to lower-than-anticipated loss emergence on known claims. Our commercial casualty line of business included $3 million of favorable reserve development on prior accident years for the first six months of 2025. Reserve estimates are inherently uncertain as described in our 2024 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 51.
The commercial lines underwriting expense ratio decreased for the second quarter and first six months of 2025, compared with the same periods a year ago. The decreases were primarily due to premium growth outpacing growth in various expenses. The ratio for both periods also included ongoing expense management efforts.

Commercial Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
Current accident year losses greater than $5 million	$5	$31	(84)	$12	$31	(61)
Current accident year losses $2 million - $5 million	22	11	100	37	22	68
Large loss prior accident year reserve development	14	22	(36)	58	34	71
Total large losses incurred	41	64	(36)	107	87	23
Losses incurred but not reported	106	92	15	269	248	8
Other losses excluding catastrophe losses	383	384	0	701	752	(7)
Catastrophe losses	83	101	(18)	123	165	(25)
Total losses incurred	$613	$641	(4)	$1,200	$1,252	(4)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	0.5%	2.8%	(2.3)	0.5%	1.4%	(0.9)
Current accident year losses $2 million - $5 million	1.8	1.0	0.8	1.5	1.0	0.5
Large loss prior accident year reserve development	1.2	2.0	(0.8)	2.5	1.6	0.9
Total large loss ratio	3.5	5.8	(2.3)	4.5	4.0	0.5
Losses incurred but not reported	8.7	8.3	0.4	11.3	11.3	0.0
Other losses excluding catastrophe losses	31.6	34.6	(3.0)	29.3	34.3	(5.0)
Catastrophe losses	6.8	9.1	(2.3)	5.1	7.6	(2.5)
Total loss ratio	50.6%	57.8%	(7.2)	50.2%	57.2%	(7.0)

Cincinnati Financial Corporation Second-Quarter 2025 10-Q

We continue to monitor new losses and case reserve increases greater than $2 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The second-quarter 2025 commercial lines total large losses incurred of $41 million, net of reinsurance, was lower than the quarterly average of $49 million during full-year 2024 and the $64 million of total large losses incurred for the second quarter of 2024. The increase in commercial lines large losses for the first six months of 2025 was primarily due to our commercial property line of business. The second-quarter 2025 ratio for commercial lines total large losses was 2.3 percentage points lower than last year's second-quarter ratio. The second-quarter 2025 amount of total large losses incurred contributed to the increase in the six-month 2025 total large loss ratio, compared with 2024, partially offsetting a first-quarter 2025 ratio that was 3.5 points higher than the first quarter of 2024. We believe results for the three-month period largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $2 million.

PERSONAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
Earned premiums	$804	$631	27	$1,502	$1,219	23
Fee revenues	2	1	100	3	2	50
Total revenues	806	632	28	1,505	1,221	23
Loss and loss expenses from:
Current accident year before catastrophe losses	413	346	19	855	685	25
Current accident year catastrophe losses	204	137	49	627	210	199
Prior accident years before catastrophe losses	(6)	12	nm	(12)	—	nm
Prior accident years catastrophe losses	(13)	(6)	(117)	(26)	(27)	4
Loss and loss expenses	598	489	22	1,444	868	66
Underwriting expenses	222	185	20	432	358	21
Underwriting loss	$(14)	$(42)	67	$(371)	$(5)	nm

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	51.3%	54.9%	(3.6)	56.9%	56.2%	0.7
Current accident year catastrophe losses	25.4	21.8	3.6	41.7	17.2	24.5
Prior accident years before catastrophe losses	(0.7)	1.8	(2.5)	(0.8)	0.0	(0.8)
Prior accident years catastrophe losses	(1.6)	(0.9)	(0.7)	(1.7)	(2.2)	0.5
Loss and loss expenses	74.4	77.6	(3.2)	96.1	71.2	24.9
Underwriting expenses	27.6	29.3	(1.7)	28.8	29.4	(0.6)
Combined ratio	102.0%	106.9%	(4.9)	124.9%	100.6%	24.3

Combined ratio	102.0%	106.9%	(4.9)	124.9%	100.6%	24.3
Contribution from catastrophe losses and prior years reserve development	23.1	22.7	0.4	39.2	15.0	24.2
Combined ratio before catastrophe losses and prior years reserve development	78.9%	84.2%	(5.3)	85.7%	85.6%	0.1

Overview
Performance highlights for the personal lines segment include:
•Premiums – Personal lines earned premiums and net written premiums continued to grow during the second quarter and first six months of 2025, primarily due to agency renewal written premium growth that included higher average pricing. Cincinnati Private ClientSM net written premiums included in the personal lines insurance segment results totaled approximately $592 million and $954 million for the second quarter and first six months of 2025, compared with $472 million and $802 million for the same periods of 2024. Direct written premiums for Cincinnati Private Client policies grew 26% for the first six months of 2025 compared with the same period of
Cincinnati Financial Corporation Second-Quarter 2025 10-Q

2024. Cincinnati Private Client net written premiums for the respective periods included excess and surplus lines homeowner policies with premiums totaling $48 million in the second quarter and $47 million in the first six months of 2025, compared with $51 million in the second quarter and $85 million in the first six months of 2024. The table below analyzes the primary components of premiums.
Agency renewal written premiums increased 27% and 28% for the second quarter and first six months of 2025, reflecting rate increases in selected states, a higher level of insured exposures and other factors such as changes in policy deductibles or mix of business. Part of the insured exposure increase reflects our response to inflation effects that increase the cost of building materials used to repair damaged homes.
We estimate that premium rates for our personal auto line of business increased at average percentages in the high-single-digit range during the first six months of 2025. For our homeowner line of business, we estimate that premium rates for the first six months of 2025 also increased at average percentages in the low-double-digit range. For both our personal auto and homeowner lines of business, some individual policies experienced lower or higher rate changes based on each risk's specific characteristics and enhanced pricing precision enabled by predictive models.
Personal lines new business written premiums decreased $22 million or 13% for the second quarter of 2025, compared with the same period of 2024, including approximately $11 million from Cincinnati Private Client policies and $11 million from middle-market policies. Cincinnati Private Client new business premiums from California decreased approximately $13 million for the second quarter of 2025 compared with the prior year. For the first six months of 2025, compared with the same period of 2024, personal lines new business written premiums decreased $17 million, or 6%, including approximately $3 million from Cincinnati Private Client policies and $14 million from middle-market policies. We believe we maintained underwriting and pricing discipline across all personal lines markets as we expanded use of enhanced pricing precision tools.
Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. For our personal lines insurance segment, an increase in 2025 ceded premiums reduced net written premiums by approximately $2 million and $70 million for the second quarter and first six months of 2025, compared with the same periods of 2024. Ceded premiums for the first six months of 2025 included a net amount of $64 million for reinsurance reinstatement premiums related to the January 2025 wildfires in southern California. The $64 million of reinstatement premiums included $61 million for our homeowner line of business.
Personal Lines Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
Agency renewal written premiums	$866	$681	27	$1,500	$1,175	28
Agency new business written premiums	141	163	(13)	268	285	(6)
Other written premiums	(27)	(25)	(8)	(116)	(46)	(152)
Net written premiums	980	819	20	1,652	1,414	17
Unearned premium change	(176)	(188)	6	(150)	(195)	23
Earned premiums	$804	$631	27	$1,502	$1,219	23

•Combined ratio – Our personal lines combined ratio for the second quarter of 2025 improved by 4.9 percentage points, compared with second-quarter 2024, despite an increase of 2.9 points in losses from catastrophes. The second-quarter 2025 combined ratio improvement also included a decrease of 3.6 percentage points from current accident year loss and loss expenses before catastrophe losses, including an increase of 4.2 points for the IBNR portion and a decrease of 7.8 points for the case incurred portion. For the first six months of 2025, the combined ratio increased by 24.3 percentage points, compared with the same period a year ago, including an increase of 25.0 points in losses from catastrophes. The six-month 2025 combined ratio also included an increase of 0.7 points from current accident year loss and loss expenses before catastrophe losses, including an increase of 4.2 points in the IBNR portion and a decrease of 3.5 points for the case incurred portion. The six-month 2025 current accident year ratio before catastrophe losses included an unfavorable 2.3 points for the effect of reinstatement premiums. The total current accident year ratios before catastrophe losses were measured as of June 30 of the respective years and included an increase of 1.4 percentage points for the first six months of 2025 in the ratio for large losses of $2 million or more per claim, discussed below.
When estimating the ultimate cost of total loss and loss expenses, we consider many factors, including trends for inflation, historical paid and reported losses, large loss activity and other data or information for the industry
Cincinnati Financial Corporation Second-Quarter 2025 10-Q

or our company. Elevated inflation in recent years has been a driver of higher losses and loss expenses as costs have increased significantly to repair damaged autos or homes that we insure. Due to increased uncertainty regarding ultimate losses, we intend to remain prudent in reserving for estimated ultimate losses until longer-term loss cost trends become more clear.
Catastrophe losses and loss expenses accounted for 23.8 and 40.0 percentage points of the combined ratio for the second quarter and first six months of 2025, compared with 20.9 and 15.0 points for the same periods a year ago. The 10-year annual average catastrophe loss ratio for the personal lines segment through 2024 was 12.1 percentage points, and the five-year annual average was 13.9 percentage points.
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
The net effect of reserve development on prior accident years during the second quarter and first six months of 2025 was favorable for personal lines overall by $19 million and $38 million, compared with $6 million unfavorable and $27 million favorable for the same periods of 2024. Our homeowner line of business was the main contributor to the personal lines net favorable reserve development for the first six months of 2025. The net favorable reserve development was primarily due to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2024 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 51.
The personal lines underwriting expense ratio decreased for the second quarter and first six months of 2025, compared with the same periods a year ago. The second-quarter and six-month decreases were primarily due to growth in premiums outpacing growth in various expenses. The six-month 2025 ratio also included an unfavorable 1.2 points for the effect of reinstatement premiums. The ratios for both periods also included ongoing expense management efforts.
Personal Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
Current accident year losses greater than $5 million	$10	$—	nm	$29	$—	nm
Current accident year losses $2 million - $5 million	18	15	20	23	26	(12)
Large loss prior accident year reserve development	13	(7)	nm	25	3	733
Total large losses incurred	41	8	413	77	29	166
Losses incurred but not reported	37	31	19	111	53	109
Other losses excluding catastrophe losses	257	256	0	511	487	5
Catastrophe losses	186	129	44	591	179	230
Total losses incurred	$521	$424	23	$1,290	$748	72

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	1.3%	—%	1.3	2.0%	—%	2.0
Current accident year losses $2 million - $5 million	2.2	2.4	(0.2)	1.5	2.1	(0.6)
Large loss prior accident year reserve development	1.5	(1.1)	2.6	1.6	0.3	1.3
Total large loss ratio	5.0	1.3	3.7	5.1	2.4	2.7
Losses incurred but not reported	4.7	4.8	(0.1)	7.4	4.3	3.1
Other losses excluding catastrophe losses	32.0	40.5	(8.5)	34.1	39.9	(5.8)
Catastrophe losses	23.1	20.5	2.6	39.3	14.7	24.6
Total loss ratio	64.8%	67.1%	(2.3)	85.9%	61.3%	24.6

We continue to monitor new losses and case reserve increases greater than $2 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the second quarter of 2025, the personal lines total
Cincinnati Financial Corporation Second-Quarter 2025 10-Q

large loss ratio, net of reinsurance, was 3.7 percentage points higher than last year's second quarter. The increase in personal lines total large losses incurred for the first six months of 2025 occurred primarily for our homeowner line of business and inland marine coverages in our other personal line of business. The second-quarter 2025 amount of total large losses incurred unfavorably contributed to the increase in the six-month 2025 total large loss ratio, compared with 2024, in addition to a first-quarter 2025 ratio that was 1.7 points higher than the first quarter of 2024. We believe results for the three- and six-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $2 million.

EXCESS AND SURPLUS LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
Earned premiums	$174	$151	15	$336	$290	16
Fee revenues	1	1	0	2	2	0
Total revenues	175	152	15	338	292	16

Loss and loss expenses from:
Current accident year before catastrophe losses	113	96	18	219	188	16
Current accident year catastrophe losses	2	3	(33)	4	4	0
Prior accident years before catastrophe losses	(5)	2	nm	(13)	—	nm
Prior accident years catastrophe losses	—	1	(100)	(1)	—	nm
Loss and loss expenses	110	102	8	209	192	9
Underwriting expenses	49	42	17	93	80	16
Underwriting profit	$16	$8	100	$36	$20	80

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	64.9%	64.0%	0.9	65.2%	64.8%	0.4
Current accident year catastrophe losses	1.6	1.4	0.2	1.2	1.2	0.0
Prior accident years before catastrophe losses	(2.7)	1.6	(4.3)	(3.8)	0.0	(3.8)
Prior accident years catastrophe losses	(0.3)	0.5	(0.8)	(0.3)	0.0	(0.3)
Loss and loss expenses	63.5	67.5	(4.0)	62.3	66.0	(3.7)
Underwriting expenses	27.6	27.9	(0.3)	27.5	27.7	(0.2)
Combined ratio	91.1%	95.4%	(4.3)	89.8%	93.7%	(3.9)

Combined ratio	91.1%	95.4%	(4.3)	89.8%	93.7%	(3.9)
Contribution from catastrophe losses and prior years reserve development	(1.4)	3.5	(4.9)	(2.9)	1.2	(4.1)
Combined ratio before catastrophe losses and prior years reserve development	92.5%	91.9%	0.6	92.7%	92.5%	0.2

Overview
Performance highlights for the excess and surplus lines segment include:
•Premiums – Excess and surplus lines earned premiums and net written premiums continued to grow during the second quarter and first six months of 2025, compared with the same period a year ago, including increases in both agency renewal and new business written premiums. Renewal written premiums rose 10% for the second quarter and 11% for the six months ended June 30, 2025, compared with the same periods of 2024, largely due to higher renewal pricing. For both 2025 periods, excess and surplus lines policy renewals experienced estimated average price increases at percentages in the high-single-digit range. We measure average changes in excess and surplus lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies.
New business written premiums produced by agencies increased by 24% for the second quarter and 25% for the first six months of 2025 compared with the same periods of 2024, as we continued to carefully underwrite
Cincinnati Financial Corporation Second-Quarter 2025 10-Q

each policy in a highly competitive market. Some of what we report as new business came from accounts that were not new to our agents. We believe our agents' seasoned accounts tend to be priced more accurately than business that may be less familiar to them.
Excess and Surplus Lines Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
Agency renewal written premiums	$153	$139	10	$279	$252	11
Agency new business written premiums	63	51	24	116	93	25
Other written premiums	(14)	(10)	(40)	(25)	(19)	(32)
Net written premiums	202	180	12	370	326	13
Unearned premium change	(28)	(29)	3	(34)	(36)	6
Earned premiums	$174	$151	15	$336	$290	16

•Combined ratio – The excess and surplus lines combined ratio improved by 4.3 percentage points for the second quarter and 3.9 points for the first six months of 2025, compared with the same periods of 2024. The improvements were primarily due to favorable reserve development on prior accident year loss and loss expenses for the three and six months ended June 30, 2025, compared with unfavorable development for the same periods of 2024.
The 64.9% second-quarter 2025 ratio for current accident year loss and loss expenses before catastrophe losses was 0.9 percentage points higher, compared with the 64.0% accident year 2024 ratio measured as of June 30, 2024, including an increase of 7.8 points for the IBNR portion and a decrease of 6.9 points for the case incurred portion. The six-month 2025 ratio for current accident year loss and loss expenses before catastrophe losses was 0.4 percentage points higher, compared with the 64.8% accident year 2024 ratio measured as of June 30, 2024, including an increase of 5.4 points for the IBNR portion and a decrease of 5.0 points for the case incurred portion.
Excess and surplus lines net reserve development on prior accident years, as a ratio to earned premiums, was favorable by 3.0% for the second quarter and 4.1% for the first six months of 2025, compared with unfavorable 2.1% and less than 0.1% for the same periods of 2024. Reserve estimates are inherently uncertain as described in our 2024 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 51.
The excess and surplus lines underwriting expense ratio decreased for the second quarter and first six months of 2025 compared with the same periods a year ago. The ratio for both periods largely benefited from ongoing expense management efforts and premium growth.

Cincinnati Financial Corporation Second-Quarter 2025 10-Q

Excess and Surplus Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
Current accident year losses greater than $5 million	$—	$—	nm	$—	$—	nm
Current accident year losses $2 million - $5 million	—	2	(100)	—	2	(100)
Large loss prior accident year reserve development	—	—	nm	—	—	nm
Total large losses incurred	—	2	(100)	—	2	(100)
Losses incurred but not reported	31	17	82	77	47	64
Other losses excluding catastrophe losses	42	51	(18)	66	88	(25)
Catastrophe losses	3	3	0	3	4	(25)
Total losses incurred	$76	$73	4	$146	$141	4

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	—%	—%	0.0	—%	—%	0.0
Current accident year losses $2 million - $5 million	—	1.3	(1.3)	—	0.7	(0.7)
Large loss prior accident year reserve development	—	—	0.0	—	—	0.0
Total large loss ratio	—	1.3	(1.3)	—	0.7	(0.7)
Losses incurred but not reported	18.1	11.6	6.5	23.0	16.4	6.6
Other losses excluding catastrophe losses	24.4	33.8	(9.4)	19.7	30.4	(10.7)
Catastrophe losses	1.3	1.9	(0.6)	0.8	1.2	(0.4)
Total loss ratio	43.8%	48.6%	(4.8)	43.5%	48.7%	(5.2)

We continue to monitor new losses and case reserve increases greater than $2 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the second quarter of 2025, the excess and surplus lines total ratio for large losses, net of reinsurance, was 1.3 percentage points lower than last year's second quarter. The second-quarter 2025 amount of total large losses incurred contributed favorably to the decrease in the six-month 2025 total large loss ratio, compared with 2024, in addition to a first-quarter 2025 ratio that matched the first quarter of 2024. We believe results for the three- and six month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $2 million.
Cincinnati Financial Corporation Second-Quarter 2025 10-Q

LIFE INSURANCE RESULTS

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
Earned premiums	$83	$81	2	$163	$160	2
Fee revenues	2	2	0	3	3	0
Total revenues	85	83	2	166	163	2
Contract holders' benefits incurred	73	68	7	154	147	5
Investment interest credited to contract holders	(31)	(31)	0	(63)	(62)	(2)
Underwriting expenses incurred	24	24	0	47	46	2
Total benefits and expenses	66	61	8	138	131	5
Life insurance segment profit	$19	$22	(14)	$28	$32	(13)

Overview
Performance highlights for the life insurance segment include:
•Revenues – Revenues increased for the six months ended June 30, 2025, compared with the same period a year ago, driven by higher earned premiums from term life insurance, our largest life insurance product line.
Net in-force life insurance policy face amounts increased 1% to $85.472 billion at June 30, 2025, from $84.245 billion at year-end 2024.
Fixed annuity deposits received for the three and six months ended June 30, 2025, were $8 million and $12 million, compared with $10 million and $19 million for the same periods of 2024. Fixed annuity deposits have a minimal impact on earned premiums because deposits received are initially recorded as liabilities. Profit is earned over time by way of interest rate spreads. We do not write variable or equity-indexed annuities.
Life Insurance Premiums

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
Term life insurance	$61	$59	3	$118	$116	2
Whole life insurance	13	13	0	26	26	0
Universal life and other	9	9	0	19	18	6
Net earned premiums	$83	$81	2	$163	$160	2

•Profitability – Our life insurance segment typically reports a smaller profit compared with the life insurance subsidiary because profits from investment income spreads are included in our investments segment results. We include only investment income credited to contract holders (including interest assumed in life insurance policy reserve calculations) in our life insurance segment results. A profit of $28 million for our life insurance segment in the first six months of 2025, compared with a profit of $32 million for the same period of 2024, was primarily due to less favorable impacts from the unlocking of interest rate and other actuarial assumptions.

Life insurance segment benefits and expenses consist principally of contract holders' (policyholders') benefits incurred related to traditional life and interest-sensitive products and operating expenses incurred, net of deferred acquisition costs. Total benefits increased in the first six months of 2025 primarily due to less favorable impacts from the unlocking of interest rate and other actuarial assumptions.

Underwriting expenses for the first six months of 2025 increased compared with the same period a year ago, largely due to higher general insurance expense levels compared to the same period of 2024.

We recognize that assets under management, capital appreciation and investment income are integral to evaluating the success of the life insurance segment because of the long duration of life products. On a basis that includes investment income and investment gains or losses from life-insurance-related
Cincinnati Financial Corporation Second-Quarter 2025 10-Q

invested assets, the life insurance subsidiary reported net income of $26 million and $47 million for the three and six months ended June 30, 2025, compared with $24 million and $43 million for the three and six months ended June 30, 2024. The life insurance subsidiary portfolio had net after-tax investment losses of $3 million and $4 million for the three and six months ended June 30, 2025, compared with $5 million and $7 million for the three and six months ended June 30, 2024.

INVESTMENTS RESULTS
Overview
The investments segment contributes investment income and investment gains and losses to results of operations. Investments traditionally are our primary source of pretax and after-tax profits.
Investment Income
Pretax investment income grew 18% for the second quarter and 16% for the first six months of 2025, compared with the same periods of 2024. Interest income increased by $41 million and $82 million for the three and six months ended June 30, 204, as net purchases of fixed-maturity securities in recent quarters and higher bond yields are working to generally offset effects of the low interest rate environment for several years prior to 2022. Dividend income increased by $1 million for the second quarter and decreased by $4 million for the first six months of 2025. The decrease for the first six months of 2025 was primarily due to the unfavorable effect on dividend income from net sales of equity securities during the second half of 2024. That effect was partially offset by net purchases of equity securities during the first six months of 2025 and dividend rates that have generally been increasing, although more slowly in recent quarters.

Investments Results

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
Total investment income, net of expenses	$285	$242	18	$565	$487	16
Investment interest credited to contract holders	(31)	(31)	0	(63)	(62)	(2)
Investment gains and losses, net	473	137	245	406	749	(46)
Investments profit, pretax	$727	$348	109	$908	$1,174	(23)

We continue to consider the low interest rate environment that prevailed for several years prior to 2022 as well as the potential for a continuation of both elevated inflation and higher bond yields as we position our portfolio. As bonds in our generally laddered portfolio mature or are called over the near term, we will reinvest with a balanced approach, keeping in mind our long-term strategy and pursuing attractive risk-adjusted after-tax yields. The table below shows the average pretax yield-to-amortized cost associated with expected principal redemptions for our fixed-maturity portfolio. The expected principal redemptions are based on par amounts and include dated maturities, calls and prefunded municipal bonds that we expect will be called during each respective time period.

(Dollars in millions)	% Yield	Principal redemptions
At June 30, 2025
Fixed-maturity pretax yield profile:
Expected to mature during the remainder of 2025	4.95%	$556
Expected to mature during 2026	4.87	1,108
Expected to mature during 2027	5.12	980
Average yield and total expected maturities from the remainder of 2025 through 2027	4.98	$2,644

Cincinnati Financial Corporation Second-Quarter 2025 10-Q

The table below shows the average pretax yield-to-amortized cost for fixed-maturity securities acquired during the periods indicated. The average yield for total fixed-maturity securities acquired during the first six months of 2025 was higher than the 5.06% average yield-to-amortized cost of the fixed-maturity securities portfolio at the end of 2024. Our fixed-maturity portfolio's average yield of 4.89% for the first six months of 2025, from the investment income table below, was lower than the 5.06% yield for the year-end 2024 fixed-maturities portfolio.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Average pretax yield-to-amortized cost on new fixed-maturities:
Acquired taxable fixed-maturities	5.94%	6.25%	5.93%	6.09%
Acquired tax-exempt fixed-maturities	4.77	4.22	4.66	4.16
Average total fixed-maturities acquired	5.82	6.06	5.82	5.92

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

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
Investment income:
Interest	$214	$173	24	$424	$342	24
Dividends	70	69	1	137	141	(3)
Other	5	4	25	12	11	9
Less investment expenses	4	4	0	8	7	14
Investment income, pretax	285	242	18	565	487	16
Less income taxes	49	40	23	97	81	20
Total investment income, after-tax	$236	$202	17	$468	$406	15

Investment returns:
Average invested assets plus cash and cash equivalents	$30,500	$27,824		$30,468	$27,495
Average yield pretax	3.74%	3.48%		3.71%	3.54%
Average yield after-tax	3.10	2.90		3.07	2.95
Effective tax rate	17.2	16.7		17.2	16.7

Fixed-maturity returns:
Average amortized cost	$17,372	$14,909		$17,334	$14,735
Average yield pretax	4.93%	4.64%		4.89%	4.64%
Average yield after-tax	4.02	3.81		4.00	3.81
Effective tax rate	18.4	17.9		18.3	17.9

Cincinnati Financial Corporation Second-Quarter 2025 10-Q

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

The table below summarizes total investment gains and losses, before taxes.

(Dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Investment gains and losses:
Equity securities:
Investment gains and losses on securities sold, net	$(1)	$7	$(3)	$4
Unrealized gains and losses on securities still held, net	481	142	411	747
Subtotal	480	149	408	751
Fixed maturities:
Gross realized gains	1	4	1	4
Gross realized losses	—	(6)	—	(7)
Change in allowance for credit losses, net	(13)	(16)	(15)	(25)
Subtotal	(12)	(18)	(14)	(28)
Other	5	6	12	26
Total investment gains and losses reported in net income	473	137	406	749
Change in unrealized investment gains and losses:
Fixed maturities	28	(75)	95	(130)
Total	$501	$62	$501	$619

Of the 5,278 fixed-maturity and short-term securities in the portfolio, 48 securities were trading below 70% of amortized cost at June 30, 2025. Our asset impairment committee regularly monitors the portfolio, including a quarterly review of the entire portfolio for potential credit losses. We believe that if liquidity in the markets were to significantly deteriorate or economic conditions were to significantly weaken, we could experience declines in portfolio values and possibly increases in the allowance for credit losses or write-downs to fair value.

Cincinnati Financial Corporation Second-Quarter 2025 10-Q

OTHER
We report as Other the noninvestment operations of the parent company and a noninsurance subsidiary, CFC Investment Company. We also report as Other the underwriting results of Cincinnati Re and Cincinnati Global, including earned premiums, loss and loss expenses and underwriting expenses in the table below.

Total revenues for the first six months of 2025 for our Other operations increased, compared with the same period of 2024, primarily due to earned premiums from Cincinnati Re and Cincinnati Global, with increases of $30 million and $33 million, respectively. Cincinnati Re had $303 million of earned premiums for the first six months of 2025 and generated an underwriting loss of $36 million due to $104 million of net catastrophe losses from the January 2025 wildfires in southern California. Cincinnati Global had $129 million of earned premiums for the first six months of 2025 and generated an underwriting profit of $17 million. Total expenses for Other increased for the first six months of 2025, primarily due to higher loss and loss expenses from Cincinnati Re and Cincinnati Global.

Other income (loss) in the table below represents profit before income taxes. For the first six months of 2025, total other loss resulted from an underwriting loss from Cincinnati Re and interest expense from debt of the parent company. For the first six months of 2024, total other income was driven by underwriting profit from Cincinnati Re and Cincinnati Global.

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
Interest and fees on loans and leases	$2	$2	0	$5	$4	25
Earned premiums	207	186	11	432	369	17
Other revenues	3	2	50	4	3	33
Total revenues	212	190	12	441	376	17
Interest expense	14	14	0	27	27	0
Loss and loss expenses	112	75	49	319	157	103
Underwriting expenses	56	52	8	132	110	20
Operating expenses	10	9	11	21	13	62
Total expenses	192	150	28	499	307	63
Total other income (loss)	$20	$40	(50)	$(58)	$69	nm

TAXES
We had $170 million and $132 million of income tax expense for the three and six months ended June 30, 2025, compared with $74 million and $272 million of income tax expense for the same periods of 2024. The effective tax rate for the three and six months ended June 30, 2025, was 19.9% and 18.2% compared with 19.2% and 20.3% for the same periods last year. The change in our effective tax rate between periods was primarily due to large changes in our net investment gains and losses included in income for the periods and changes in underwriting income and investment income.

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

Cincinnati Financial Corporation Second-Quarter 2025 10-Q

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2025, shareholders' equity was $14.301 billion, compared with $13.935 billion at December 31, 2024. Total debt was $815 million at June 30, 2025, unchanged from December 31, 2024. At June 30, 2025, cash and cash equivalents totaled $995 million, compared with $983 million at December 31, 2024.

In addition to our historically positive operating cash flow to meet the needs of operations, we have the ability to slow investing activities or sell a portion of our high-quality, liquid investment portfolio if such need arises. We also have additional capacity to borrow on our revolving short-term line of credit, as described further below.

SOURCES OF LIQUIDITY

Subsidiary Dividends
Our lead insurance subsidiary declared dividends of $175 million to the parent company in the first half of 2025, compared with $290 million for the same period of 2024. For full-year 2024, our lead insurance subsidiary paid dividends totaling $290 million to the parent company. State of Ohio regulatory requirements restrict the dividends our insurance subsidiary can pay. For full-year 2025, total dividends that our insurance subsidiary can pay to our parent company without regulatory approval are approximately $1.245 billion.

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

The table below shows a summary of the operating cash flow for property casualty insurance (direct method):

(Dollars in millions)	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
Premiums collected	$2,466	$2,206	12	$4,743	$4,250	12
Loss and loss expenses paid	(1,246)	(1,067)	(17)	(2,645)	(2,104)	(26)
Commissions and other underwriting expenses paid	(668)	(615)	(9)	(1,592)	(1,423)	(12)
Cash flow from underwriting	552	524	5	506	723	(30)
Investment income received	207	176	18	413	341	21
Cash flow from operations	$759	$700	8	$919	$1,064	(14)

Collected premiums for property casualty insurance rose $493 million during the first six months of 2025, compared with the same period in 2024. Loss and loss expenses paid for the 2025 period increased $541 million. Commissions and other underwriting expenses paid increased $169 million.

We discuss our future obligations for claims payments and for underwriting expenses in our 2024 Annual Report on Form 10-K, Item 7, Obligations, Page 95.
Cincinnati Financial Corporation Second-Quarter 2025 10-Q

Capital Resources
At June 30, 2025, our debt-to-total-capital ratio was 5.4%, considerably below our 35% covenant threshold, with $790 million in long-term debt and $25 million in borrowing on our revolving short-term line of credit. At June 30, 2025, $275 million was available for future cash management needs as part of the general provisions of the line of credit agreement, with another $300 million available as part of an accordion feature. Based on our capital requirements at June 30, 2025, we do not anticipate a material increase in debt levels exceeding the available line of credit amount during the year. As a result, we expect changes in our debt-to-total-capital ratio to continue to be largely a function of the contribution of unrealized investment gains or losses to shareholders' equity. During 2024, we terminated our unsecured letter of credit agreement, which provided a portion of the capital needed to support Cincinnati Global's obligations at Lloyd's. We replaced the letter of credit agreement with common equities, bringing total common equities held in Lloyd's trust accounts to $223 million.

We provide details of our three long-term notes in this quarterly report Item 1, Note 3, Fair Value Measurements. None of the notes are encumbered by rating triggers.

Four independent ratings firms award insurer financial strength ratings to our property casualty insurance companies and three firms rate our life insurance company. Those firms made no changes to our parent company debt ratings during the first half of 2025. Our debt ratings are discussed in our 2024 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, Long-Term Debt, Page 94.

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

Other Commitments
In addition to our contractual obligations, we have other property casualty operational commitments:
•Commissions – Commissions paid were $1.063 billion in the first half of 2025. Commission payments generally track with written premiums, except for annual profit-sharing commissions typically paid during the first quarter of the year.
•Other underwriting expenses – Many of our underwriting expenses are not contractual obligations, but reflect the ongoing expenses of our business. Noncommission underwriting expenses paid were $529 million in the first half of 2025.
There were no contributions to our qualified pension plan during the first half of 2025.

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

Uses of Capital
Uses of cash to enhance shareholder return include dividends to shareholders and shares acquired under our repurchase program. In January and May 2025, the board of directors declared regular quarterly cash dividends of
Cincinnati Financial Corporation Second-Quarter 2025 10-Q

87 cents per share for an indicated annual rate of $3.48 per share. During the first six months of 2025, we used $258 million to pay cash dividends to shareholders.

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

Total gross reserves at June 30, 2025, increased $1.064 billion compared with December 31, 2024. Case loss reserves increased by $191 million, IBNR loss reserves increased by $734 million and loss expense reserves increased by $139 million. The total gross increase was primarily due to our homeowner and commercial casualty lines of business and Cincinnati Re.

Cincinnati Financial Corporation Second-Quarter 2025 10-Q

Property Casualty Gross Reserves

(Dollars in millions)	Loss reserves		Loss expense reserves	Total gross reserves
	Case reserves	IBNR reserves			Percent of total
At June 30, 2025
Commercial lines insurance:
Commercial casualty	$1,157	$1,628	$856	$3,641	33.1%
Commercial property	224	268	97	589	5.3
Commercial auto	424	419	170	1,013	9.2
Workers' compensation	374	581	100	1,055	9.6
Other commercial	160	61	160	381	3.5
Subtotal	2,339	2,957	1,383	6,679	60.7
Personal lines insurance:
Personal auto	269	147	112	528	4.8
Homeowner	384	321	102	807	7.3
Other personal	116	205	10	331	3.0
Subtotal	769	673	224	1,666	15.1
Excess and surplus lines	383	504	318	1,205	11.0
Cincinnati Re	236	978	7	1,221	11.1
Cincinnati Global	118	109	3	230	2.1
Total	$3,845	$5,221	$1,935	$11,001	100.0%
At December 31, 2024
Commercial lines insurance:
Commercial casualty	$1,121	$1,498	$824	$3,443	34.7%
Commercial property	251	199	90	540	5.4
Commercial auto	423	355	159	937	9.4
Workers' compensation	389	564	89	1,042	10.5
Other commercial	159	45	137	341	3.4
Subtotal	2,343	2,661	1,299	6,303	63.4
Personal lines insurance:
Personal auto	260	106	100	466	4.7
Homeowner	244	134	88	466	4.7
Other personal	102	166	9	277	2.8
Subtotal	606	406	197	1,209	12.2
Excess and surplus lines	395	425	289	1,109	11.2
Cincinnati Re	191	880	8	1,079	10.8
Cincinnati Global	119	115	3	237	2.4
Total	$3,654	$4,487	$1,796	$9,937	100.0%

LIFE POLICY AND INVESTMENT CONTRACT RESERVES
Gross life policy and investment contract reserves were $2.959 billion at June 30, 2025, compared with $2.960 billion at year-end 2024. Details about these reserves are in this quarterly report Item 1, Note 5, Life Policy and Investment Contract Reserves. We discussed our life insurance reserving practices in our 2024 Annual Report on Form 10-K, Item 7, Life Insurance Policyholder Obligations and Reserves, Page 102.
Cincinnati Financial Corporation Second-Quarter 2025 10-Q

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

The fair value of our investment portfolio was $28.826 billion at June 30, 2025, up $1.161 billion from year-end 2024, including a $895 million increase in the fixed-maturity portfolio, a $464 million increase in the equity portfolio and a $198 million decrease in short-term investments.

(Dollars in millions)	At June 30, 2025				At December 31, 2024
	Cost or amortized cost	Percent of total	Fair value	Percent of total	Cost or amortized cost	Percent of total	Fair value	Percent of total
Taxable fixed maturities	$13,437	62.0%	$13,166	45.7%	$12,668	60.4%	$12,243	44.2%
Tax-exempt fixed maturities	4,098	18.9	3,911	13.6	4,067	19.4	3,939	14.2
Common equities	3,626	16.8	11,309	39.2	3,568	17.0	10,836	39.2
Nonredeemable preferred equities	386	1.8	340	1.2	385	1.8	349	1.3
Short-term investments	100	0.5	100	0.3	298	1.4	298	1.1
Total	$21,647	100.0%	$28,826	100.0%	$20,986	100.0%	$27,665	100.0%

At June 30, 2025, substantially all of our consolidated investment portfolio, measured at fair value, is classified as Level 1 or Level 2. See Item 1, Note 3, Fair Value Measurements, for additional discussion of our valuation techniques.

In addition to our investment portfolio, the total investments amount reported in our condensed consolidated balance sheets includes Other invested assets. Other invested assets included $594 million of private equity investments, $99 million of real estate through direct property ownership and development projects in the United States, $36 million of life policy loans and $14 million in Lloyd's deposit at June 30, 2025.
Cincinnati Financial Corporation Second-Quarter 2025 10-Q

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

In the first six months of 2025, the increase in fair value of our fixed-maturity portfolio was due to net purchases of securities, plus a decrease in our net unrealized loss position that reflected a decrease in U.S. Treasury yields partially offset by a slight widening of corporate credit spreads. At June 30, 2025, our fixed-maturity portfolio with an average rating of A2/A+ was valued at 97.4% of its amortized cost, compared with 96.7% at December 31, 2024.

At June 30, 2025, our investment-grade fixed-maturity securities represented 97.9% of the portfolio based on ratings provided by nationally recognized statistical rating organizations or the Securities Valuation Office of the National Association of Insurance Commissioners.

Attributes of the fixed-maturity portfolio include:

	At June 30, 2025		At December 31, 2024
Weighted average yield-to-amortized cost	5.16%		5.06%
Weighted average maturity	10.7	yrs	10.2	yrs
Effective duration	5.3	yrs	5.0	yrs

We discuss maturities of our fixed-maturity portfolio in our 2024 Annual Report on Form 10-K, Item 8, Note 2, Investments, Page 135, and in this quarterly report Item 2, Investments Results.
Cincinnati Financial Corporation Second-Quarter 2025 10-Q

TAXABLE FIXED MATURITIES
Our taxable fixed-maturity portfolio, with a fair value of $13.166 billion at June 30, 2025, included:

(Dollars in millions)	At June 30, 2025	At December 31, 2024
Investment-grade corporate	$8,716	$8,070
Government-sponsored enterprises	2,447	2,274
States, municipalities and political subdivisions	797	782
Asset-backed	732	551
Noninvestment-grade corporate	271	310
United States government	183	226
Foreign government	20	30
Total	$13,166	$12,243

Our strategy is to buy, and typically hold, fixed-maturity investments to maturity, but we monitor credit profiles and fair value movements when determining holding periods for individual securities. With the exception of United States agency issues that include government-sponsored enterprises, no individual issuer's securities accounted for more than 0.8% of the taxable fixed-maturity portfolio at June 30, 2025. Our investment-grade corporate bonds had an average rating of Baa1 by Moody's or BBB+ by S&P Global Ratings and represented 66.2% of the taxable fixed-maturity portfolio's fair value at June 30, 2025, compared with 65.9% at year-end 2024.

The heaviest concentration in our investment-grade corporate bond portfolio, based on fair value at
June 30, 2025, was the financial sector. It represented 31.4% of our investment-grade corporate bond portfolio, compared with 33.8% at year-end 2024. The utility and energy sectors represented 13.0% and 11.0%, compared with 13.0% and 10.6%, respectively, at year-end 2024. No other sector exceeded 10% of our investment-grade corporate bond portfolio.

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

Our taxable fixed-maturity portfolio at June 30, 2025, included $732 million of asset-backed securities at fair value with an average rating of Aa2/AA.
TAX-EXEMPT FIXED MATURITIES
At June 30, 2025, we had $3.911 billion of tax-exempt fixed-maturity securities at fair value with an average rating of Aa2/AA by Moody's and S&P Global Ratings. We traditionally have purchased municipal bonds focusing on general obligation and essential services issues, such as water, waste disposal or others. The portfolio is well diversified among approximately 1,900 municipal bond issuers. No single municipal issuer accounted for more than 0.6% of the tax-exempt fixed-maturity portfolio at June 30, 2025.

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

Cincinnati Financial Corporation Second-Quarter 2025 10-Q

The table below summarizes the effect of hypothetical changes in interest rates on the fair value of the fixed-maturity portfolio:

(Dollars in millions)	Effect from interest rate change in basis points
	-200	-100	—	100	200
At June 30, 2025	$18,906	$17,985	$17,077	$16,093	$15,100
At December 31, 2024	$17,750	$16,967	$16,182	$15,317	$14,433

The effective duration of the fixed-maturity portfolio as of June 30, 2025, was 5.3 years, up from 5.0 years at year-end 2024. The above table is a theoretical presentation showing that an instantaneous, parallel shift in the yield curve of 100 basis points could produce an approximately 5.5% change in the fair value of the fixed-maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value are to changes in the general level of interest rates, exclusive of call features. The fair values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.

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

SHORT-TERM INVESTMENTS
Our short-term investments consist of commercial paper purchased within one year of maturity. We make short-term investments primarily with funds to be used to make upcoming cash payments, such as dividends, taxes or other corporate purposes. At June 30, 2025, we had $100 million of short-term investments.

EQUITY INVESTMENTS
Our equity investments, with a fair value totaling $11.649 billion at June 30, 2025, included $11.309 billion of common stock securities of companies generally with strong indications of paying and growing their dividends. Other criteria we evaluate include increasing sales and earnings, proven management and a favorable outlook. We believe our equity investment style is an appropriate long-term strategy. While our long-term financial position would be affected by prolonged changes in the market valuation of our investments, we believe our strong surplus position and cash flow provide a cushion against short-term fluctuations in valuation. Continued payment of cash dividends by the issuers of our common equity holdings can provide a floor to their valuation.

The table below summarizes the effect of hypothetical changes in market prices on fair value of our equity portfolio.

(Dollars in millions)	Effect from market price change in percent
	-30%	-20%	-10%	—	10%	20%	30%
At June 30, 2025	$8,154	$9,319	$10,484	$11,649	$12,814	$13,979	$15,144
At December 31, 2024	$7,830	$8,948	$10,067	$11,185	$12,304	$13,422	$14,541

At June 30, 2025, Microsoft (Nasdaq:MSFT) was our largest single common stock holding with a fair value of $903 million, or 8.0% of our publicly traded common stock portfolio and 3.1% of the total investment portfolio. Forty-two holdings (among nine different sectors) each had a fair value greater than $100 million.
Cincinnati Financial Corporation Second-Quarter 2025 10-Q

Common Stock Portfolio Industry Sector Distribution

	Percent of common stock portfolio
	At June 30, 2025		At December 31, 2024
	Cincinnati Financial	S&P 500 Industry Weightings	Cincinnati Financial	S&P 500 Industry Weightings
Sector:
Information technology	33.0%	33.1%	32.6%	32.5%
Industrials	14.4	8.6	14.3	8.2
Financial	13.3	14.0	12.4	13.6
Healthcare	9.6	9.3	10.8	10.1
Consumer staples	7.5	5.5	6.9	5.5
Consumer discretionary	7.4	10.4	7.6	11.2
Materials	4.1	1.9	4.7	1.9
Energy	4.1	3.0	4.2	3.2
Utilities	3.2	2.4	3.1	2.3
Real estate	2.1	2.0	2.1	2.1
Communication services	1.3	9.8	1.3	9.4
Total	100.0%	100.0%	100.0%	100.0%

UNREALIZED INVESTMENT GAINS AND LOSSES
At June 30, 2025, unrealized investment gains before taxes for the fixed-maturity portfolio totaled $124 million and unrealized investment losses amounted to $582 million before taxes.

The $458 million net unrealized loss position in our fixed-maturity portfolio at June 30, 2025, decreased in the first six months of 2025, primarily due to a decrease in U.S. Treasury yields partially offset by a slight widening of corporate credit spreads. The net loss position for our current fixed-maturity holdings will naturally decline over time as individual securities approach maturity. In addition, changes in interest rates can cause rapid, significant changes in fair values of fixed-maturity securities and the net loss position, as discussed in Quantitative and Qualitative Disclosures About Market Risk.

For federal income tax purposes, taxes on gains from appreciated investments generally are not due until securities are sold. We believe that the appreciated value of equity securities, compared with the cost of securities that is generally used as a tax basis, is a useful measure to help evaluate how fair value can change over time. On this basis, the net unrealized investment gains at June 30, 2025, consisted of a net gain position in our equity portfolio of $7.637 billion. Events or factors such as economic growth or recession can affect the fair value and unrealized investment gains of our equity securities. The five largest holdings in our common stock portfolio at June 30, 2025, were Microsoft, Apple (Nasdaq:AAPL), Broadcom Inc. (Nasdaq:AVGO), JPMorgan Chase & Co (NYSE:JPM), and Abbvie Inc. (NYSE:ABBV), which had a combined fair value of $3.171 billion.

Unrealized Investment Losses
We expect the number of fixed-maturity securities trading below amortized cost to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, amortized costs for some securities are revised through write-downs recognized in prior periods. At June 30, 2025, 3,537 of the 5,278 fixed-maturity and short-term securities we owned had fair values below amortized cost, compared with 3,723 of the 5,090 securities we owned at year-end 2024. The 3,537 holdings with fair values below amortized cost at June 30, 2025, represented 60.4% of the fair value of our fixed-maturity and short-term investments portfolio and $582 million in unrealized losses.
•2,658 of the 3,537 holdings had fair value between 90% and 100% of amortized cost at June 30, 2025. These primarily consist of securities whose current valuation is largely the result of interest rate factors. The fair value of these 2,658 securities was $8.867 billion, and they accounted for $236 million in unrealized losses.
•831 of the 3,537 holdings had fair value between 70% and 90% of amortized cost at
June 30, 2025. We believe the 831 securities will continue to pay interest and ultimately pay principal upon
Cincinnati Financial Corporation Second-Quarter 2025 10-Q

maturity. The issuers of these 831 securities have strong cash flow to service their debt and meet their contractual obligation to make principal payments. The fair value of these securities was $1.452 billion, and they accounted for $320 million in unrealized losses.
•48 of the 3,537 holdings had fair value below 70% of amortized cost at June 30, 2025. We believe these securities will continue to pay interest and ultimately pay principal upon maturity. The fair value of these securities was $51 million, and they accounted for $26 million in unrealized losses.

The table below reviews fair values and unrealized losses by investment category and by the overall duration of the securities' continuous unrealized loss position.

(Dollars in millions)	Less than 12 months		12 months or more		Total
At June 30, 2025	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed-maturity:
Corporate	$1,738	$51	$3,037	$205	$4,775	$256
States, municipalities and political subdivisions	1,505	49	2,062	255	3,567	304
Government-sponsored enterprises	1,427	9	124	—	1,551	9
Asset-backed	237	7	78	5	315	12
United States government	—	—	62	1	62	1
Foreign government	—	—	—	—	—	—
Total fixed-maturity	4,907	116	5,363	466	10,270	582
Short-term	100	—	—	—	100	—
Total fixed-maturity and short-term investments	$5,007	$116	$5,363	$466	$10,370	$582
At December 31, 2024
Fixed-maturity:
Corporate	$2,815	$78	$3,634	$255	$6,449	$333
States, municipalities and political subdivisions	1,513	25	1,898	245	3,411	270
Government-sponsored enterprises	1,876	8	92	1	1,968	9
Asset-backed	331	10	96	7	427	17
United States government	48	—	100	2	148	2
Foreign government	—	—	3	—	3	—
Total fixed-maturity	6,583	121	5,823	510	12,406	631
Short-term	100	—	—	—	100	—
Total fixed-maturity and short-term investments	$6,683	$121	$5,823	$510	$12,506	$631

At June 30, 2025, applying our invested asset impairment policy, we determined that the total of $582 million, for securities in an unrealized loss position in the table above, was not the result of a credit loss.

During the first six months of 2025, no fixed maturity securities were written down to fair value, due to an intention to be sold. The allowance for credit losses increased $14 million during the first six months of 2025. During the first six months of 2024, no fixed maturity securities were written down to fair value, due to an intention to be sold. The increase in the allowance for credit losses was $25 million during the first six months of 2024.

During the full year of 2024, no securities were written down to fair value. At December 31, 2024, 3,723 fixed-maturity and short-term securities with a total unrealized loss of $631 million were in an unrealized loss position. Of that total, 19 securities had fair values below 70% of amortized cost.

Cincinnati Financial Corporation Second-Quarter 2025 10-Q

The following table summarizes the investment portfolio by severity of decline:

(Dollars in millions)	Number of issues	Amortized cost	Fair value	Gross unrealized gain (loss)	Gross investment income
At June 30, 2025
Taxable fixed maturities:
Fair valued below 70% of amortized cost	8	$18	$11	$(7)	$—
Fair valued at 70% to less than 100% of amortized cost	1,647	7,771	7,389	(382)	193
Fair valued at 100% and above of amortized cost	1,082	5,648	5,766	118	140
Investment income on securities sold in current year	—	—	—	—	18
Total	2,737	13,437	13,166	(271)	351
Tax-exempt fixed maturities:
Fair valued below 70% of amortized cost	40	59	40	(19)	1
Fair valued at 70% to less than 100% of amortized cost	1,841	3,004	2,830	(174)	50
Fair valued at 100% and above of amortized cost	659	1,035	1,041	6	18
Investment income on securities sold in current year	—	—	—	—	2
Total	2,540	4,098	3,911	(187)	71
Fixed-maturities summary:
Fair valued below 70% of amortized cost	48	77	51	(26)	1
Fair valued at 70% to less than 100% of amortized cost	3,488	10,775	10,219	(556)	243
Fair valued at 100% and above of amortized cost	1,741	6,683	6,807	124	158
Investment income on securities sold in current year	—	—	—	—	20
Total	5,277	17,535	17,077	(458)	422
Short-term investments:
Fair valued below 70% of cost	—	—	—	—	—
Fair valued at 70% to less than 100% of cost	1	100	100	—	1
Fair valued at 100% and above of cost	—	—	—	—	—
Investment income on securities sold in current year	—	—	—	—	2
Total	1	100	100	—	3
Fixed maturities and short-term investments summary:
Fair valued below 70% of cost	48	77	51	(26)	1
Fair valued at 70% to less than 100% of cost	3,489	10,875	10,319	(556)	244
Fair valued at 100% and above of cost	1,741	6,683	6,807	124	158
Investment income on securities sold in current year	—	—	—	—	22
Total	5,278	$17,635	$17,177	$(458)	$425

At December 31, 2024
Fixed maturities and short-term investments summary:
Fair valued below 70% of amortized cost	19	$43	$28	$(15)	$2
Fair valued at 70% to less than 100% of amortized cost	3,704	13,094	12,478	(616)	461
Fair valued at 100% and above of amortized cost	1,367	3,896	3,974	78	184
Investment income on securities sold in current year	—	—	—	—	86
Total	5,090	$17,033	$16,480	$(553)	$733

See our 2024 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Asset Impairment, Page 56.

Cincinnati Financial Corporation Second-Quarter 2025 10-Q

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures – The company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)).

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company's management, with the participation of the company's chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of June 30, 2025. Based upon that evaluation, the company's chief executive officer and chief financial officer concluded that the design and operation of the company's disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure:
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
Changes in Internal Control over Financial Reporting – During the three months ended June 30, 2025, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Cincinnati Financial Corporation Second-Quarter 2025 10-Q

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
Cincinnati Financial Corporation Second-Quarter 2025 10-Q

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any of our shares that were not registered under the Securities Act during the first six months of 2025. Our repurchase program does not have an expiration date. On January 26, 2018, an additional 15 million shares were authorized, which expanded our current repurchase program. We have 5,314,506 shares available for purchase under our programs at June 30, 2025.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1-30, 2025	—	$—	—	5,314,506
May 1-31, 2025	—	—	—	5,314,506
June 1-30, 2025	—	—	—	5,314,506
Totals	—	—	—

Cincinnati Financial Corporation Second-Quarter 2025 10-Q

Item 5.    Other Information
Neither the company nor any of our officers or directors adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement as defined by Item 408(a) and Item 408(d) of Regulation S-K during the last fiscal quarter.

Cincinnati Financial Corporation Second-Quarter 2025 10-Q

Item 6.    Exhibits

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of Cincinnati Financial Corporation (as of May 29, 2025)
3.2
Amended and Restated Code of Regulations of Cincinnati Financial Corporation, as of May 6, 2023 (incorporated by reference to Exhibit 3.1 filed with the company's Current Report on Form 8-K filed on May 9, 2023)

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

Cincinnati Financial Corporation Second-Quarter 2025 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINCINNATI FINANCIAL CORPORATION
Date: July 28, 2025

/S/ Michael J. Sewell
Michael J. Sewell, CPA
Chief Financial Officer, Executive Vice President and Treasurer
(Principal Accounting Officer)
Cincinnati Financial Corporation Second-Quarter 2025 10-Q