Form 10-Q
period 2025-09-30
CINCINNATI FINANCIAL CORP
filed 2025-10-27
CIK 20286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
 (Mark one)
☑       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2025.
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
☐Yes ☑ No
As of October 22, 2025, there were 156,018,513 shares of common stock outstanding.

CINCINNATI FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED September 30, 2025

Cincinnati Financial Corporation Third-Quarter 2025 10-Q

Part I – Financial Information
Item 1.    Financial Statements (unaudited)

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

(Dollars in millions, except per share data)	September 30,	December 31,
	2025	2024
Assets
Investments
Fixed maturities, at fair value (amortized cost: 2025—$17,847; 2024—$16,735)	$17,630	$16,182
Equity securities, at fair value (cost: 2025—$4,154; 2024—$3,953)	12,547	11,185
Short-term investments, at fair value (amortized cost: 2025—$149; 2024—$298)	149	298
Other invested assets	773	713
Total investments	31,099	28,378
Cash and cash equivalents	1,460	983
Investment income receivable	233	222
Finance receivable	147	120
Premiums receivable	3,307	2,969
Reinsurance recoverable	679	523
Prepaid reinsurance premiums	100	70
Deferred policy acquisition costs	1,360	1,242
Land, building and equipment, net, for company use (accumulated depreciation: 2025—$361; 2024—$347)	213	214
Other assets	998	828
Separate accounts	971	952
Total assets	$40,567	$36,501

Liabilities
Insurance reserves
Loss and loss expense reserves	$11,260	$10,003
Life policy and investment contract reserves	3,003	2,960
Unearned premiums	5,423	4,813
Other liabilities	1,829	1,487
Deferred income tax	1,792	1,476
Note payable	25	25
Long-term debt and lease obligations	858	850
Separate accounts	971	952
Total liabilities	25,161	22,566

Commitments and contingent liabilities (Note 12)

Shareholders' Equity
Common stock, par value—$2 per share; (authorized: 2025 and 2024—500 million shares; issued: 2025 and 2024—198.3 million shares)	397	397
Paid-in capital	1,543	1,502
Retained earnings	16,179	14,869
Accumulated other comprehensive loss	(84)	(309)
Treasury stock at cost (2025—42.3 million shares and 2024—41.9 million shares)	(2,629)	(2,524)
Total shareholders' equity	15,406	13,935
Total liabilities and shareholders' equity	$40,567	$36,501

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation Third-Quarter 2025 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Income

(Dollars in millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenues
Earned premiums	$2,567	$2,297	$7,391	$6,524
Investment income, net of expenses	295	258	860	745
Investment gains and losses, net	853	758	1,259	1,507
Fee revenues	5	4	15	13
Other revenues	6	3	15	10
Total revenues	3,726	3,320	9,540	8,799
Benefits and Expenses
Insurance losses and contract holders' benefits	1,540	1,578	5,168	4,407
Underwriting, acquisition and insurance expenses	754	683	2,165	1,954
Interest expense	13	13	40	40
Other operating expenses	6	6	27	19
Total benefits and expenses	2,313	2,280	7,400	6,420
Income Before Income Taxes	1,413	1,040	2,140	2,379
Provision for Income Taxes
Current	128	171	167	293
Deferred	163	49	256	199
Total provision for income taxes	291	220	423	492
Net Income	$1,122	$820	$1,717	$1,887
Per Common Share
Net income — basic	$7.19	$5.25	$10.99	$12.06
Net income — diluted	7.11	5.20	10.88	11.97

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation Third-Quarter 2025 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net Income	$1,122	$820	$1,717	$1,887
Other Comprehensive Income (Loss)
Change in unrealized gains and losses on investments, net of tax of $51, $106, $71 and $78, respectively	190	391	265	289
Amortization of pension actuarial loss (gain) and prior service cost, net of tax (benefit) of $0, $0, $0 and $0, respectively	—	—	(2)	1
Change in life policy reserves, reinsurance recoverable and other, net of tax (benefit) of $(7), $(20), $(10) and $(2), respectively	(25)	(71)	(38)	(5)
Other comprehensive income	165	320	225	285
Comprehensive Income	$1,287	$1,140	$1,942	$2,172

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Cincinnati Financial Corporation Third-Quarter 2025 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Common Stock
Beginning of period	$397	$397	$397	$397
Share-based awards	—	—	—	—
End of period	397	397	397	397

Paid-In Capital
Beginning of period	1,528	1,466	1,502	1,437
Share-based awards	2	4	(1)	4
Share-based compensation	11	10	36	36
Other	2	2	6	5
End of period	1,543	1,482	1,543	1,482

Retained Earnings
Beginning of period	15,193	13,897	14,869	13,084
Net income	1,122	820	1,717	1,887
Dividends declared	(136)	(126)	(407)	(380)
End of period	16,179	14,591	16,179	14,591

Accumulated Other Comprehensive Loss
Beginning of period	(249)	(470)	(309)	(435)
Other comprehensive income	165	320	225	285
End of period	(84)	(150)	(84)	(150)

Treasury Stock
Beginning of period	(2,568)	(2,513)	(2,524)	(2,385)
Share-based awards	—	3	10	15
Shares acquired - share repurchase authorization	(60)	—	(102)	(121)
Shares acquired - share-based compensation plans	(1)	(7)	(14)	(26)
Other	—	1	1	1
End of period	(2,629)	(2,516)	(2,629)	(2,516)

Total Shareholders' Equity	$15,406	$13,804	$15,406	$13,804

(In millions, except per common share)
Common Stock - Shares Outstanding
Beginning of period	156.3	156.2	156.4	157.0
Share-based awards	0.1	0.1	0.4	0.5
Shares acquired - share repurchase authorization	(0.4)	—	(0.7)	(1.1)
Shares acquired - share-based compensation plans	—	(0.1)	(0.1)	(0.2)
Other	—	0.1	—	0.1
End of period	156.0	156.3	156.0	156.3

Dividends declared per common share	$0.87	$0.81	$2.61	$2.43

Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation Third-Quarter 2025 10-Q

Cincinnati Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

(Dollars in millions)	Nine months ended September 30,
	2025	2024
Cash Flows From Operating Activities
Net income	$1,717	$1,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	126	115
Investment gains and losses, net	(1,235)	(1,499)
Interest credited to contract holders	33	34
Deferred income tax expense	256	199
Changes in:
Premiums and reinsurance receivable	(524)	(356)
Deferred policy acquisition costs	(118)	(148)
Other assets	(57)	(8)
Loss and loss expense reserves	1,257	878
Life policy and investment contract reserves	34	54
Unearned premiums	610	755
Other liabilities	43	55
Current income tax receivable/payable	23	41
Net cash provided by operating activities	2,165	2,007
Cash Flows From Investing Activities
Sale, call or maturity of fixed maturities	2,602	2,354
Sale of equity securities	201	1,332
Purchase of fixed maturities	(3,546)	(3,797)
Purchase of equity securities	(319)	(282)
Change in short-term investments, net	154	—
Changes in finance receivables	(30)	(10)
Investment in building and equipment	(12)	(18)
Change in other invested assets, net	(67)	(68)
Net cash used in investing activities	(1,017)	(489)
Cash Flows From Financing Activities
Payment of cash dividends to shareholders	(392)	(365)
Shares acquired - share repurchase authorization	(102)	(121)
Proceeds from stock options exercised	8	7
Contract holders' funds deposited	47	58
Contract holders' funds withdrawn	(121)	(152)
Other	(111)	(100)
Net cash used in financing activities	(671)	(673)
Net change in cash and cash equivalents	477	845
Cash and cash equivalents at beginning of year	983	907
Cash and cash equivalents at end of period	$1,460	$1,752
Supplemental Disclosures of Cash Flow Information:
Interest paid	$27	$27
Income taxes paid	99	221
Noncash Activities
Equipment acquired under finance lease obligations	$16	$13
Share-based compensation	29	41
Other assets and other liabilities	344	562

 Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.
Cincinnati Financial Corporation Third-Quarter 2025 10-Q

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

Our September 30, 2025, condensed consolidated financial statements are unaudited. We believe that we have made all adjustments, consisting only of normal recurring accruals, that are necessary for fair presentation. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our 2024 Annual Report on Form 10-K. The results of operations for interim periods do not necessarily indicate results to be expected for the full year.

Pending Accounting Updates

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures by requiring entities to disclose specific categories within their rate reconciliation as well as additional items within those categories above a prescribed threshold. This ASU also requires disclosure of the amount of income taxes paid (net of refunds received) disaggregated by federal, state and foreign taxes as well as additional items within those categories above a prescribed threshold. The effective date of ASU 2023-09 is for annual reporting periods beginning after December 15, 2024, and should be applied prospectively with retrospective application permitted. The ASU has not yet been adopted and will not have a material impact on our company’s consolidated financial position, results of operations, cash flows or disclosures in our annual financial statements.

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

ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software
In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 modernizes the accounting for internal-use software costs by eliminating references to prescriptive and sequential software development stages and updating the cost capitalization criteria. The effective date of ASU 2025-06 is for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The ASU has not yet been adopted and will not have a material impact on our company’s consolidated financial position, results of operations or cash flows.

Cincinnati Financial Corporation Third-Quarter 2025 10-Q

NOTE 2 – Investments
The following table provides amortized cost, gross unrealized gains, gross unrealized losses and fair value for our fixed-maturity and short-term investments:

(Dollars in millions)	Amortized cost	Gross unrealized		Fair value
At September 30, 2025		gains	losses
Fixed-maturity:
Corporate	$9,385	$171	$193	$9,363
States, municipalities and political subdivisions	5,043	24	221	4,846
Government-sponsored enterprises	2,348	3	5	2,346
Asset-backed	776	11	9	778
United States government	272	3	1	274
Foreign government	23	—	—	23
Total fixed-maturity	17,847	212	429	17,630
Short-term	149	—	—	149
Total fixed-maturity and short-term investments	$17,996	$212	$429	$17,779
At December 31, 2024
Fixed-maturity:
Corporate	$8,652	$61	$333	$8,380
States, municipalities and political subdivisions	4,976	15	270	4,721
Government-sponsored enterprises	2,282	1	9	2,274
Asset-backed	567	1	17	551
United States government	228	—	2	226
Foreign government	30	—	—	30
Total fixed-maturity	16,735	78	631	16,182
Short-term	298	—	—	298
Total fixed-maturity and short-term investments	$17,033	$78	$631	$16,480

The decrease in net unrealized investment losses in our fixed-maturity portfolio at September 30, 2025, is primarily due to a decrease in U.S. Treasury yields and a slight tightening of corporate credit spreads. Our asset-backed securities had an average rating of Aa2/AA and Aa1/AA at September 30, 2025 and December 31, 2024, respectively.

Cincinnati Financial Corporation Third-Quarter 2025 10-Q

The table below provides fair values and gross unrealized losses by investment category and by the duration of the continuous unrealized loss positions:

(Dollars in millions)	Less than 12 months		12 months or more		Total
At September 30, 2025	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed-maturity:
Corporate	$793	$14	$2,887	$179	$3,680	$193
States, municipalities and political subdivisions	873	20	2,019	201	2,892	221
Government-sponsored enterprises	922	3	488	2	1,410	5
Asset-backed	173	4	91	5	264	9
United States government	—	—	27	1	27	1
Foreign government	1	—	—	—	1	—
Total fixed-maturity	$2,762	$41	$5,512	$388	$8,274	$429
At December 31, 2024
Fixed-maturity:
Corporate	$2,815	$78	$3,634	$255	$6,449	$333
States, municipalities and political subdivisions	1,513	25	1,898	245	3,411	270
Government-sponsored enterprises	1,876	8	92	1	1,968	9
Asset-backed	331	10	96	7	427	17
United States government	48	—	100	2	148	2
Foreign government	—	—	3	—	3	—
Total fixed-maturity	6,583	121	5,823	510	12,406	631
Short-term	100	—	—	—	100	—
Total fixed-maturity and short-term investments	$6,683	$121	$5,823	$510	$12,506	$631

Contractual maturity dates for our fixed-maturity and short-term investments were:

(Dollars in millions)	Amortized cost	Fair value	% of fair value
At September 30, 2025
Maturity dates:
Due in one year or less	$1,008	$1,001	5.6%
Due after one year through five years	3,667	3,679	20.7
Due after five years through ten years	4,084	4,109	23.1
Due after ten years	9,237	8,990	50.6
Total	$17,996	$17,779	100.0%

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Cincinnati Financial Corporation Third-Quarter 2025 10-Q

The following table provides investment income and investment gains and losses, net:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Investment income:
Interest	$227	$187	$651	$529
Dividends	69	68	206	209
Other	4	7	16	18
Total	300	262	873	756
Less investment expenses	5	4	13	11
Total	$295	$258	$860	$745

Investment gains and losses, net:
Equity securities:
Investment gains and losses on securities sold, net	$(9)	$24	$(5)	$146
Unrealized gains and losses on securities still held, net	855	817	1,259	1,446
Subtotal	846	841	1,254	1,592
Fixed-maturity securities:
Gross realized gains	2	1	3	5
Gross realized losses	(1)	(87)	(1)	(94)
Change in allowance for credit losses, net	—	—	(15)	(25)
Subtotal	1	(86)	(13)	(114)

Other	6	3	18	29
Total	$853	$758	$1,259	$1,507

The fair value of our equity portfolio was $12.547 billion and $11.185 billion at September 30, 2025, and December 31, 2024, respectively. Microsoft Corporation (Nasdaq:MSFT) and Apple Inc. (Nasdaq:AAPL), equity holdings, were our largest single investment holdings with fair values of $940 million and $891 million, which were 7.7% and 8.2% of our publicly traded common equities portfolio and 3.1% and 3.2% of the total investment portfolio at September 30, 2025, and December 31, 2024, respectively.

The allowance for credit losses on fixed-maturity securities was $41 million and $33 million at September 30, 2025, and December 31, 2024, respectively. Reductions in the allowance for credit losses for securities sold were $6 million and $7 million for the three and nine months ended September 30, 2025.

There were 2,831 and 3,723 fixed-maturity and short-term investments in a total unrealized loss position of $429 million and $631 million at September 30, 2025, and December 31, 2024, respectively. Of those totals, 17 and 19 fixed-maturity securities had fair values below 70% of amortized cost at September 30, 2025, and December 31, 2024, respectively.
Cincinnati Financial Corporation Third-Quarter 2025 10-Q

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

Fair Value Disclosures for Assets
The following tables illustrate the fair value hierarchy for those assets measured at fair value on a recurring basis at September 30, 2025, and December 31, 2024. We do not have any liabilities carried at fair value.

(Dollars in millions)	Level 1	Level 2	Level 3	Total
At September 30, 2025
Fixed maturities, available for sale:
Corporate	$—	$9,363	$—	$9,363
States, municipalities and political subdivisions	—	4,846	—	4,846
Government-sponsored enterprises	—	2,346	—	2,346
Asset-backed	—	778	—	778
United States government	274	—	—	274
Foreign government	—	23	—	23
Subtotal	274	17,356	—	17,630
Common equities	12,209	—	—	12,209
Nonredeemable preferred equities	—	338	—	338
Separate accounts taxable fixed maturities	35	877	—	912
Short-term investments	149	—	—	149
Top Hat savings plan mutual funds and common equity (included in Other assets)	100	—	—	100
Total	$12,767	$18,571	$—	$31,338

At December 31, 2024
Fixed maturities, available for sale:
Corporate	$—	$8,380	$—	$8,380
States, municipalities and political subdivisions	—	4,721	—	4,721
Government-sponsored enterprises	—	2,274	—	2,274
Asset-backed	—	551	—	551
United States government	226	—	—	226
Foreign government	—	30	—	30
Subtotal	226	15,956	—	16,182
Common equities	10,836	—	—	10,836
Nonredeemable preferred equities	—	349	—	349
Separate accounts taxable fixed maturities	—	876	—	876
Short-term investments	298	—	—	298
Top Hat savings plan mutual funds and common equity (included in Other assets)	87	—	—	87
Total	$11,447	$17,181	$—	$28,628

Cincinnati Financial Corporation Third-Quarter 2025 10-Q

We also held Level 1 cash and cash equivalents of $1.460 billion and $983 million at September 30, 2025, and December 31, 2024, respectively.

Fair Value Disclosures for Assets and Liabilities Not Carried at Fair Value
The disclosures below are presented to provide information about the effects of current market conditions on financial instruments that are not reported at fair value in our condensed consolidated financial statements.

This table summarizes the book value and principal amounts of our long-term debt:

(Dollars in millions)			Book value		Principal amount
Interest rate	Year of issue		September 30,	December 31,	September 30,	December 31,
			2025	2024	2025	2024
6.900%	1998	Senior debentures, due 2028	$27	$27	$28	$28
6.920%	2005	Senior debentures, due 2028	391	391	391	391
6.125%	2004	Senior notes, due 2034	372	372	374	374
Total			$790	$790	$793	$793

The following table shows fair values of our note payable and long-term debt:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
At September 30, 2025
Note payable	$—	$25	$—	$25
6.900% senior debentures, due 2028	—	29	—	29
6.920% senior debentures, due 2028	—	419	—	419
6.125% senior notes, due 2034	—	404	—	404
Total	$—	$877	$—	$877

At December 31, 2024
Note payable	$—	$25	$—	$25
6.900% senior debentures, due 2028	—	29	—	29
6.920% senior debentures, due 2028	—	416	—	416
6.125% senior notes, due 2034	—	390	—	390
Total	$—	$860	$—	$860

Cincinnati Financial Corporation Third-Quarter 2025 10-Q

The following table shows the fair value of our life policy loans included in other invested assets and the fair values of our deferred annuities and structured settlements included in life policy and investment contract reserves:

(Dollars in millions)	Level 1	Level 2	Level 3	Total
At September 30, 2025
Life policy loans	$—	$—	$42	$42

Deferred annuities	$—	$—	$541	$541
Structured settlements	—	125	—	125
Total	$—	$125	$541	$666

At December 31, 2024
Life policy loans	$—	$—	$41	$41

Deferred annuities	$—	$—	$561	$561
Structured settlements	—	127	—	127
Total	$—	$127	$561	$688

Outstanding principal and interest for these life policy loans totaled $37 million and $36 million at September 30, 2025, and December 31, 2024, respectively.

Recorded reserves for the deferred annuities were $565 million and $595 million at September 30, 2025, and December 31, 2024, respectively. Recorded reserves for the structured settlements were $112 million and $116 million at September 30, 2025, and December 31, 2024, respectively.

Cincinnati Financial Corporation Third-Quarter 2025 10-Q

NOTE 4 – Property Casualty Loss and Loss Expenses
This table summarizes activity for our consolidated property casualty loss and loss expense reserves:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Gross loss and loss expense reserves, beginning of period	$11,001	$9,494	$9,937	$8,975
Less reinsurance recoverable	504	303	269	362
Net loss and loss expense reserves, beginning of period	10,497	9,191	9,668	8,613
Net incurred loss and loss expenses related to:
Current accident year	1,486	1,570	5,114	4,392
Prior accident years	(22)	(71)	(176)	(211)
Total incurred	1,464	1,499	4,938	4,181
Net paid loss and loss expenses related to:
Current accident year	616	574	1,800	1,262
Prior accident years	601	540	2,062	1,956
Total paid	1,217	1,114	3,862	3,218
Net loss and loss expense reserves, end of period	10,744	9,576	10,744	9,576
Plus reinsurance recoverable	451	290	451	290
Gross loss and loss expense reserves, end of period	$11,195	$9,866	$11,195	$9,866

We use actuarial methods, models and judgment to estimate, as of a financial statement date, the property casualty loss and loss expense reserves required to pay for and settle all outstanding insured claims, including incurred but not reported (IBNR) claims, as of that date. The actuarial estimate is subject to review and adjustment by an inter-departmental committee that includes actuarial, claims, underwriting, loss prevention and accounting management. This committee is familiar with relevant company and industry business, claims and underwriting trends, as well as general economic and legal trends that could affect future loss and loss expense payments. The amount we will actually have to pay for claims can be highly uncertain. This uncertainty, together with the size of our reserves, makes the loss and loss expense reserves our most significant estimate. The reserve for loss and loss expenses in the condensed consolidated balance sheets also included $65 million and $62 million at September 30, 2025, and 2024, respectively, for certain life and health loss and loss expense reserves.

We experienced $22 million of favorable development on prior accident years, including $18 million of favorable development in commercial lines, $14 million of unfavorable development in personal lines and $4 million of favorable development in excess and surplus lines for the three months ended September 30, 2025. Within commercial lines, we recognized favorable reserve development of $38 million for the commercial property line and $17 million for the workers' compensation line due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. This was partially offset by unfavorable reserve development of $24 million for the commercial casualty line and $10 million for the commercial auto line.

We experienced $176 million of favorable development on prior accident years, including $103 million of favorable development in commercial lines, $24 million of favorable development in personal lines and $18 million of favorable development in excess and surplus lines for the nine months ended September 30, 2025. Within commercial lines, we recognized favorable reserve development of $113 million for the commercial property line and $45 million for the workers' compensation line due to reduced uncertainty of prior accident year loss and loss adjustment expense for these lines. This was partially offset by unfavorable reserve development of $35 million for the commercial auto line and $21 million for the commercial casualty line. Within personal lines, we recognized favorable reserve development of $47 million for the homeowner line.

Cincinnati Financial Corporation Third-Quarter 2025 10-Q

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
Cincinnati Financial Corporation Third-Quarter 2025 10-Q

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

The following table summarizes our life policy and investment contract reserves and provides a reconciliation of the balances described in the below tables to those in the condensed consolidated balance sheets:

(Dollars in millions)	September 30, 2025	December 31, 2024
Life policy reserves:
Term	$1,099	$1,051
Whole life	430	405
Other	99	98
Subtotal	1,628	1,554
Investment contract reserves:
Deferred annuities	565	595
Universal life	588	586
Structured settlements	112	116
Other	110	109
Subtotal	1,375	1,406
Total life policy and investment contract reserves	$3,003	$2,960

The balances and changes in the term and whole life policy reserves included in life policy and investment contract reserves are as follows:

Cincinnati Financial Corporation Third-Quarter 2025 10-Q

(Dollars in millions)	Three months ended September 30,
	2025		2024
	Term	Whole life	Term	Whole life
Present value of expected net premiums:
Balance, beginning of period	$1,678	$220	$1,620	$215
Beginning balance at original discount rate	1,731	226	1,701	225
Effect of changes in cash flow assumptions	—	—	(1)	(1)
Effect of actual variances from expected experience	(11)	1	(4)	—
Adjusted beginning of period balance	1,720	227	1,696	224
Issuances	44	7	34	9
Interest accrual	19	2	20	2
Net premiums collected	(45)	(8)	(45)	(8)
Ending balance at original discount rate	1,738	228	1,705	227
Effect of changes in discount rate assumptions	(27)	(3)	3	—
Balance, end of period	1,711	225	1,708	227

Present value of expected future policy benefits:
Balance, beginning of period	2,720	634	2,634	619
Beginning balance at original discount rate	2,821	651	2,772	636
Effect of changes in cash flow assumptions	—	(1)	(1)	(2)
Effect of actual variances from expected experience	(16)	1	(7)	(1)
Adjusted beginning of period balance	2,805	651	2,764	633
Issuances	44	7	34	8
Interest accrual	32	8	32	8
Benefits paid	(37)	(9)	(48)	(8)
Ending balance at original discount rate	2,844	657	2,782	641
Effect of changes in discount rate assumptions	(52)	(3)	12	27
Balance, end of period	2,792	654	2,794	668

Net liability for future policy benefits:
Present value of expected future policy benefits less expected net premiums	1,081	429	1,086	441
Impact of flooring at cohort level	18	1	22	—
Net life policy reserves	1,099	430	1,108	441
Less reinsurance recoverable at original discount rate	(67)	(25)	(92)	(25)
Less effect of discount rate assumption changes on reinsurance recoverable	(8)	(4)	(10)	(5)
Net life policy reserves, after reinsurance recoverable	$1,024	$401	$1,006	$411

Weighted-average duration of the net life policy reserves in years	11	15	11	16

Cincinnati Financial Corporation Third-Quarter 2025 10-Q

(Dollars in millions)	Nine months ended September 30,
	2025		2024
	Term	Whole life	Term	Whole life
Present value of expected net premiums:
Balance, beginning of period	$1,638	$218	$1,700	$223
Beginning balance at original discount rate	1,719	228	1,712	225
Effect of changes in cash flow assumptions	(4)	—	(13)	—
Effect of actual variances from expected experience	(14)	—	(23)	(3)
Adjusted beginning of period balance	1,701	228	1,676	222
Issuances	120	14	110	20
Interest accrual	57	7	56	7
Net premiums collected	(140)	(21)	(137)	(22)
Ending balance at original discount rate	1,738	228	1,705	227
Effect of changes in discount rate assumptions	(27)	(3)	3	—
Balance, end of period	1,711	225	1,708	227

Present value of expected future policy benefits:
Balance, beginning of period	2,668	623	2,751	657
Beginning balance at original discount rate	2,812	646	2,765	628
Effect of changes in cash flow assumptions	(12)	(1)	(30)	—
Effect of actual variances from expected experience	(22)	—	(35)	(5)
Adjusted beginning of period balance	2,778	645	2,700	623
Issuances	120	14	110	20
Interest accrual	96	25	94	24
Benefits paid	(150)	(27)	(122)	(26)
Ending balance at original discount rate	2,844	657	2,782	641
Effect of changes in discount rate assumptions	(52)	(3)	12	27
Balance, end of period	2,792	654	2,794	668

Net liability for future policy benefits:
Present value of expected future policy benefits less expected net premiums	1,081	429	1,086	441
Impact of flooring at cohort level	18	1	22	—
Net life policy reserves	1,099	430	1,108	441
Less reinsurance recoverable at original discount rate	(67)	(25)	(92)	(25)
Less effect of discount rate assumption changes on reinsurance recoverable	(8)	(4)	(10)	(5)
Net life policy reserves, after reinsurance recoverable	$1,024	$401	$1,006	$411

Weighted-average duration of the net life policy reserves in years	11	15	11	16

The total impact of flooring at cohort level in the above tables includes the effect of discount rate assumption changes of $2 million and $3 million at September 30, 2025 and 2024, respectively.

Cincinnati Financial Corporation Third-Quarter 2025 10-Q

The following table shows the amount of undiscounted and discounted expected future benefit payments and expected gross premiums for our term and whole life policies:

(Dollars in millions)	At September 30,
	2025		2024
	Undiscounted	Discounted	Undiscounted	Discounted
Term
Expected future benefit payments	$4,996	$2,792	$4,840	$2,794
Expected future gross premiums	4,675	2,764	4,524	2,736
Whole life
Expected future benefit payments	$1,729	$654	$1,702	$668
Expected future gross premiums	698	427	687	428

The following table shows the amount of revenue and interest recognized in the condensed consolidated statements of income related to our term and whole life policies:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Gross premiums
Term	$76	$72	$227	$221
Whole life	14	15	41	41
Total	$90	$87	$268	$262
Interest accretion
Term	$13	$12	$39	$38
Whole life	6	6	18	17
Total	$19	$18	$57	$55

Adverse development that resulted in an immediate charge to income due to net premiums exceeding gross premiums was immaterial for the nine months ended September 30, 2025, and 2024.

The following table shows the weighted-average interest rate for our term and whole life products:

	At September 30,
	2025	2024
Term
Interest accretion rate	5.22%	5.21%
Current discount rate	4.78	4.53
Whole life
Interest accretion rate	5.85%	5.89%
Current discount rate	5.51	5.14

The discount rate assumption was developed by calculating forward rates from market yield curves of upper-medium grade fixed-income instruments.

Cincinnati Financial Corporation Third-Quarter 2025 10-Q

The following table shows the balances and changes in policyholders' account balances included in investment contract reserves:

(Dollars in millions)	Three months ended September 30,				Nine months ended September 30,
	2025		2024		2025		2024
	Deferred annuity	Universal life	Deferred annuity	Universal life	Deferred annuity	Universal life	Deferred annuity	Universal life
Balance, beginning of period	$575	$454	$618	$456	$595	$456	$656	$457
Premiums received	7	8	10	9	19	27	29	28
Policy charges	—	(10)	—	(10)	—	(30)	—	(30)
Surrenders and withdrawals	(15)	(3)	(25)	(2)	(50)	(9)	(88)	(9)
Benefit payments	(7)	(1)	(4)	(1)	(15)	(6)	(9)	(4)
Interest credited	5	5	6	4	16	15	17	14
Balance, end of period	$565	$453	$605	$456	$565	$453	$605	$456

Weighted average crediting rate	3.71%	4.43%	3.64%	4.36%	3.71%	4.43%	3.64%	4.36%
Net amount at risk	$—	$3,719	$—	$3,865	$—	$3,719	$—	$3,865
Cash surrender value	559	426	599	426	559	426	599	426

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

The following table shows the balance of account values by range of guaranteed minimum crediting rates, in basis points, and the related range of the difference between rates being credited to policyholders and the respective guaranteed minimums for our deferred annuity and universal life contracts:

(Dollars in millions)	At guaranteed minimum	1 to 50 basis points above	51-150 basis points above	Greater than 150 basis points	Total
At September 30, 2025
Deferred annuity
1.00-3.00%	$63	$205	$14	$237	$519
3.01-4.00%	46	—	—	—	46
Total	$109	$205	$14	$237	$565
Universal life
1.00-3.00%	$—	$54	$57	$15	$126
3.01-4.00%	51	—	4	—	55
Greater than 4.00%	272	—	—	—	272
Total	$323	$54	$61	$15	$453

At September 30, 2024
Deferred annuity
1.00-3.00%	$4	$309	$14	$231	$558
3.01-4.00%	47	—	—	—	47
Total	$51	$309	$14	$231	$605
Universal life
1.00-3.00%	$—	$55	$64	$5	$124
3.01-4.00%	50	—	4	—	54
Greater than 4.00%	278	—	—	—	278
Total	$328	$55	$68	$5	$456

Cincinnati Financial Corporation Third-Quarter 2025 10-Q

The following table shows the balances and changes in the other additional liability related to the no-lapse guarantees contained within our universal life contracts:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Balance, beginning of period	$132	$128	$130	$128
Balance, beginning of period before shadow reserve adjustments	133	130	131	129
Effect of changes in cash flow assumptions	(1)	—	(1)	(2)
Effect of actual variances from expected experience	1	—	3	—
Adjusted beginning of period balance	133	130	133	127
Interest accrual	1	1	3	3
Excess death benefits	(2)	(2)	(11)	(5)
Attributed assessments	3	3	9	9
Effect of changes in interest rate assumptions	1	3	2	1
Balance, end of period before shadow reserve adjustments	136	135	136	135
Shadow reserve adjustments	(1)	(1)	(1)	(1)
Balance, end of period	135	134	135	134
Less reinsurance recoverable, end of period	6	6	6	6
Net other additional liability, after reinsurance recoverable	$141	$140	$141	$140

Weighted-average duration of the other additional liability in years	26	29	26	29

The following table shows balances and changes in separate accounts liability balances during the period:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Balance, beginning of period	$991	$948	$952	$925
Interest credited before policy charges	12	10	34	31
Benefit payments	(1)	—	(9)	(3)
Other	(31)	(15)	(6)	(10)
Balance, end of period	$971	$943	$971	$943

Cash surrender value	$969	$941	$969	$941

Cincinnati Financial Corporation Third-Quarter 2025 10-Q

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

The table below shows the deferred policy acquisition costs and asset reconciliation.

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Property casualty:
Deferred policy acquisition costs asset, beginning of period	$1,005	$878	$886	$749
Capitalized deferred policy acquisition costs	458	436	1,456	1,318
Amortized deferred policy acquisition costs	(469)	(427)	(1,348)	(1,180)
Deferred policy acquisition costs asset, end of period	$994	$887	$994	$887

Life:
Deferred policy acquisition costs asset, beginning of period	$362	$351	$356	$344
Capitalized deferred policy acquisition costs	11	11	33	33
Amortized deferred policy acquisition costs	(7)	(8)	(23)	(23)
Deferred policy acquisition costs asset, end of period	$366	$354	$366	$354

Consolidated:
Deferred policy acquisition costs asset, beginning of period	$1,367	$1,229	$1,242	$1,093
Capitalized deferred policy acquisition costs	469	447	1,489	1,351
Amortized deferred policy acquisition costs	(476)	(435)	(1,371)	(1,203)
Deferred policy acquisition costs asset, end of period	$1,360	$1,241	$1,360	$1,241

Cincinnati Financial Corporation Third-Quarter 2025 10-Q

The table below shows the life deferred policy acquisition costs asset by product:

(Dollars in millions)
Three months ended September 30, 2025	Term	Whole life	Deferred annuity	Universal life	Total
Balance, beginning of period	$251	$53	$7	$51	$362
Capitalized deferred policy acquisition costs	9	1	1	—	11
Amortized deferred policy acquisition costs	(6)	—	—	(1)	(7)
Balance, end of period	$254	$54	$8	$50	$366

Three months ended September 30, 2024
Balance, beginning of period	$241	$50	$8	$52	$351
Capitalized deferred policy acquisition costs	9	1	—	1	11
Amortized deferred policy acquisition costs	(7)	—	—	(1)	(8)
Balance, end of period	$243	$51	$8	$52	$354

(Dollars in millions)
Nine months ended September 30, 2025	Term	Whole life	Deferred annuity	Universal life	Total
Balance, beginning of period	$245	$52	$8	$51	$356
Capitalized deferred policy acquisition costs	27	4	1	1	33
Amortized deferred policy acquisition costs	(18)	(2)	(1)	(2)	(23)
Balance, end of period	$254	$54	$8	$50	$366

Nine months ended September 30, 2024
Balance, beginning of period	$236	$48	$8	$52	$344
Capitalized deferred policy acquisition costs	25	5	1	2	33
Amortized deferred policy acquisition costs	(18)	(2)	(1)	(2)	(23)
Balance, end of period	$243	$51	$8	$52	$354

Cincinnati Financial Corporation Third-Quarter 2025 10-Q

NOTE 7 – Accumulated Other Comprehensive Income
Accumulated other comprehensive income (AOCI) includes changes in unrealized gains and losses on investments, changes in pension obligations and changes in life policy reserves, reinsurance recoverable and other as follows:

(Dollars in millions)	Three months ended September 30,
	2025			2024
	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, beginning of period	$(458)	$(99)	$(359)	$(700)	$(151)	$(549)
OCI before investment gains and losses, net, recognized in net income	242	51	191	411	88	323
Investment gains and losses, net, recognized in net income	(1)	—	(1)	86	18	68
OCI	241	51	190	497	106	391
AOCI, end of period	$(217)	$(48)	$(169)	$(203)	$(45)	$(158)

Pension obligations:
AOCI, beginning of period	$73	$17	$56	$31	$8	$23
OCI excluding amortization recognized in net income	—	—	—	—	—	—
Amortization recognized in net income	—	—	—	—	—	—
OCI	—	—	—	—	—	—
AOCI, end of period	$73	$17	$56	$31	$8	$23

Life policy reserves, reinsurance recoverable and other:
AOCI, beginning of period	$69	$15	$54	$71	$15	$56
OCI before investment gains and losses, net, recognized in net income	(32)	(7)	(25)	(91)	(20)	(71)
Investment gains and losses, net, recognized in net income	—	—	—	—	—	—
OCI	(32)	(7)	(25)	(91)	(20)	(71)
AOCI, end of period	$37	$8	$29	$(20)	$(5)	$(15)

Summary of AOCI:
AOCI, beginning of period	$(316)	$(67)	$(249)	$(598)	$(128)	$(470)
Investments OCI	241	51	190	497	106	391
Pension obligations OCI	—	—	—	—	—	—
Life policy reserves, reinsurance recoverable and other OCI	(32)	(7)	(25)	(91)	(20)	(71)
Total OCI	209	44	165	406	86	320
AOCI, end of period	$(107)	$(23)	$(84)	$(192)	$(42)	$(150)

Cincinnati Financial Corporation Third-Quarter 2025 10-Q

(Dollars in millions)	Nine months ended September 30,
	2025			2024
	Before tax	Income tax	Net	Before tax	Income tax	Net
Investments:
AOCI, beginning of period	$(553)	$(119)	$(434)	$(570)	$(123)	$(447)
OCI before investment gains and losses, net, recognized in net income	323	68	255	253	54	199
Investment gains and losses, net, recognized in net income	13	3	10	114	24	90
OCI	336	71	265	367	78	289
AOCI, end of period	$(217)	$(48)	$(169)	$(203)	$(45)	$(158)

Pension obligations:
AOCI, beginning of period	$75	$17	$58	$30	$8	$22
OCI excluding amortization recognized in net income	—	—	—	—	—	—
Amortization recognized in net income	(2)	—	(2)	1	—	1
OCI	(2)	—	(2)	1	—	1
AOCI, end of period	$73	$17	$56	$31	$8	$23

Life policy reserves, reinsurance recoverable and other:
AOCI, beginning of period	$85	$18	$67	$(13)	$(3)	$(10)
OCI before investment gains and losses, net, recognized in net income	(48)	(10)	(38)	(7)	(2)	(5)
Investment gains and losses, net, recognized in net income	—	—	—	—	—	—
OCI	(48)	(10)	(38)	(7)	(2)	(5)
AOCI, end of period	$37	$8	$29	$(20)	$(5)	$(15)

Summary of AOCI:
AOCI, beginning of period	$(393)	$(84)	$(309)	$(553)	$(118)	$(435)
Investments OCI	336	71	265	367	78	289
Pension obligations OCI	(2)	—	(2)	1	—	1
Life policy reserves, reinsurance recoverable and other OCI	(48)	(10)	(38)	(7)	(2)	(5)
Total OCI	286	61	225	361	76	285
AOCI, end of period	$(107)	$(23)	$(84)	$(192)	$(42)	$(150)

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
Cincinnati Financial Corporation Third-Quarter 2025 10-Q

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

The table below summarizes our consolidated property casualty insurance net written premiums, earned premiums and incurred loss and loss expenses:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Direct written premiums	$2,482	$2,285	$7,542	$6,772
Assumed written premiums	98	102	597	577
Ceded written premiums	(87)	(94)	(418)	(349)
Net written premiums	$2,493	$2,293	$7,721	$7,000

Direct earned premiums	$2,440	$2,179	$7,020	$6,128
Assumed earned premiums	162	159	514	466
Ceded earned premiums	(118)	(121)	(389)	(310)
Earned premiums	$2,484	$2,217	$7,145	$6,284

Direct incurred loss and loss expenses	$1,408	$1,415	$5,065	$3,960
Assumed incurred loss and loss expenses	78	103	405	242
Ceded incurred loss and loss expenses	(22)	(19)	(532)	(21)
Incurred loss and loss expenses	$1,464	$1,499	$4,938	$4,181

Cincinnati Financial Corporation Third-Quarter 2025 10-Q

Our life insurance company purchases reinsurance for protection of a portion of the risks that are written. Primary components of our life reinsurance program include individual mortality coverage, aggregate catastrophe and accidental death coverage in excess of certain deductibles.

The table below summarizes our consolidated life insurance earned premiums and contract holders' benefits incurred:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Direct earned premiums	$104	$101	$307	$301
Ceded earned premiums	(21)	(21)	(61)	(61)
Earned premiums	$83	$80	$246	$240

Direct contract holders' benefits incurred	$91	$92	$289	$262
Ceded contract holders' benefits incurred	(15)	(13)	(59)	(36)
Contract holders' benefits incurred	$76	$79	$230	$226

The ceded benefits incurred can vary depending on the type of life insurance policy held and the year the policy was issued.

The allowance for uncollectible property casualty premiums receivable was $18 million at both September 30, 2025, and December 31, 2024. The allowances for credit losses on other premiums receivable and reinsurance recoverable assets were immaterial at September 30, 2025, and December 31, 2024.
Cincinnati Financial Corporation Third-Quarter 2025 10-Q

NOTE 9 – Income Taxes
The differences between the 21% statutory federal income tax rate and our effective income tax rate were as follows:

(Dollars in millions)	Three months ended September 30,				Nine months ended September 30,
	2025		2024		2025		2024
Tax at statutory rate:	$296	21.0%	$219	21.0%	$449	21.0%	$500	21.0%
Increase (decrease) resulting from:
Tax-exempt income from municipal bonds	(6)	(0.4)	(5)	(0.5)	(17)	(0.8)	(16)	(0.7)
Dividend received exclusion	(5)	(0.4)	(6)	(0.6)	(16)	(0.7)	(16)	(0.7)
Other	6	0.4	12	1.3	7	0.3	24	1.1
Provision for income taxes	$291	20.6%	$220	21.2%	$423	19.8%	$492	20.7%

The provision for federal income taxes is based upon filing a consolidated income tax return for the company and its domestic subsidiaries.

The One Big Beautiful Bill Act (the “Tax Act”) was enacted on July 4, 2025, and makes permanent several provisions from the 2017 Tax Cuts and Jobs Act. Applicable impacts of the Tax Act have been reflected in the tax provision at September 30, 2025, and do not have a material impact on our consolidated financial statements.

We continue to believe that after considering all positive and negative evidence of taxable income in the carryback and carryforward periods as permitted by law, it is more likely than not that all of the deferred tax assets on our U.S. domestic operations and those related to Cincinnati Global Underwriting Ltd.SM (Cincinnati Global) will be realized. As a result, we have no valuation allowance for our U.S. domestic operations or Cincinnati Global at both September 30, 2025, and December 31, 2024.

Cincinnati Global
Cincinnati Global had no operating loss carryforwards in the United States and $50 million and $78 million in the United Kingdom at September 30, 2025, and December 31, 2024, respectively. These Cincinnati Global losses can only be utilized within the Cincinnati Global group.

Cincinnati Financial Corporation Third-Quarter 2025 10-Q

NOTE 10 – Net Income Per Common Share
Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are computed based on the weighted average number of common and dilutive potential common shares outstanding using the treasury stock method. The table shows calculations for basic and diluted earnings per share:

(In millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Numerator:
Net income—basic and diluted	$1,122	$820	$1,717	$1,887
Denominator:
Basic weighted-average common shares outstanding	156.1	156.2	156.3	156.5
Effect of share-based awards:
Stock options	1.1	0.9	1.0	0.7
Nonvested shares	0.6	0.6	0.5	0.5
Diluted weighted-average shares	157.8	157.7	157.8	157.7
Earnings per share:
Basic	$7.19	$5.25	$10.99	$12.06
Diluted	$7.11	$5.20	$10.88	$11.97
Number of anti-dilutive share-based awards	0.3	0.6	0.4	1.3

The source of dilution of our common shares are certain equity-based awards. See our 2024 Annual Report on Form 10-K, Item 8, Note 17, Share-Based Associate Compensation Plans, Page 173, for information about share-based awards. The above table shows the number of anti-dilutive share-based awards for the three and nine months ended September 30, 2025 and 2024.

NOTE 11 – Employee Retirement Benefits
The following summarizes the components of net periodic benefit for our qualified and supplemental pension plans:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Service cost	$2	$1	$4	$4
Non-service (benefit) costs:
Interest cost	3	4	10	10
Expected return on plan assets	(6)	(5)	(17)	(16)
Amortization of actuarial (gain) loss and prior service cost	—	—	(2)	1
Total non-service benefit	(3)	(1)	(9)	(5)
Net periodic benefit	$(1)	$—	$(5)	$(1)

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

We made matching contributions totaling $7 million to our 401(k) and Top Hat savings plans during both the third quarter of 2025 and 2024 and contributions of $26 million and $23 million for the first nine months of 2025 and 2024, respectively.

We made no contributions to our qualified pension plan during the first nine months of 2025.

Cincinnati Financial Corporation Third-Quarter 2025 10-Q

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

Cincinnati Financial Corporation Third-Quarter 2025 10-Q

Segment information is summarized in the following table:

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Commercial lines insurance
Commercial lines insurance premiums	$1,229	$1,137	$3,620	$3,326
Fee revenues	2	1	4	3
Total commercial lines insurance revenues	1,231	1,138	3,624	3,329
Loss and loss expenses	747	706	2,249	2,171
Underwriting expenses	373	351	1,080	1,028
Total commercial lines income before income taxes	111	81	295	130

Personal lines insurance
Personal lines insurance premiums	838	678	2,340	1,897
Fee revenues	1	2	4	4
Total personal lines insurance revenues	839	680	2,344	1,901
Loss and loss expenses	507	553	1,951	1,421
Underwriting expenses	233	196	665	554
Total personal lines income (loss) before income taxes	99	(69)	(272)	(74)

Excess and surplus lines insurance
Excess and surplus lines insurance premiums	174	157	510	447
Fee revenues	1	—	3	2
Total excess and surplus lines insurance revenues	175	157	513	449
Loss and loss expenses	108	107	317	299
Underwriting expenses	48	42	141	122
Total excess and surplus lines income before income taxes	19	8	55	28

Life insurance
Life insurance premiums	83	80	246	240
Fee revenues	1	1	4	4
Total life insurance revenues	84	81	250	244
Contract holders' benefits incurred	76	79	230	226
Investment interest credited to contract holders	(32)	(32)	(95)	(94)
Underwriting expenses incurred	23	24	70	70
Total life insurance income before income taxes	17	10	45	42

Investments
Investment income, net of expenses	295	258	860	745
Investment gains and losses, net	853	758	1,259	1,507
Total investment revenue	1,148	1,016	2,119	2,252
Investment interest credited to contract holders	32	32	95	94
Total investment income before income taxes	1,116	984	2,024	2,158

Reconciliation to condensed consolidated income before income taxes
Total segment revenues	3,477	3,072	8,850	8,175
Other earned premiums	243	245	675	614
Other revenues	6	3	15	10
Total revenues	3,726	3,320	9,540	8,799
Total segment benefits and expenses	2,115	2,058	6,703	5,891
Other loss and loss expenses	102	133	421	290
Other underwriting expenses	77	70	209	180
Other benefits and expenses	19	19	67	59
Total benefits and expenses	2,313	2,280	7,400	6,420
Total income before income taxes	$1,413	$1,040	$2,140	$2,379

Cincinnati Financial Corporation Third-Quarter 2025 10-Q

Identifiable assets by segment are summarized in the following table:

(Dollars in millions)	September 30,	December 31,
	2025	2024
Identifiable assets:
Property casualty insurance	$7,078	$5,927
Life insurance	1,689	1,658
Investments	30,575	27,887
Other	1,225	1,029
Total	$40,567	$36,501

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
Cincinnati Financial Corporation Third-Quarter 2025 10-Q

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
Cincinnati Financial Corporation Third-Quarter 2025 10-Q

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
Cincinnati Financial Corporation Third-Quarter 2025 10-Q

CORPORATE FINANCIAL HIGHLIGHTS
Net Income and Comprehensive Income Data

(Dollars in millions, except per share data)	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
Earned premiums	$2,567	$2,297	12	$7,391	$6,524	13
Investment income, net of expenses (pretax)	295	258	14	860	745	15
Investment gains and losses, net (pretax)	853	758	13	1,259	1,507	(16)
Total revenues	3,726	3,320	12	9,540	8,799	8
Net income	1,122	820	37	1,717	1,887	(9)
Comprehensive income	1,287	1,140	13	1,942	2,172	(11)
Net income per share—diluted	7.11	5.20	37	10.88	11.97	(9)
Cash dividends declared per share	0.87	0.81	7	2.61	2.43	7
Diluted weighted average shares outstanding	157.8	157.7	0	157.8	157.7	0

Total revenues increased $406 million for the third quarter of 2025, compared with the third quarter of 2024, including higher earned premiums, net investment gains and investment income. For the first nine months of 2025, compared with the same period of 2024, total revenues increased $741 million, primarily due to higher earned premiums and investment income offset by a decrease in net investment gains. Premium and investment revenue trends are discussed further in the respective sections of Financial Results.

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

Net income for the third quarter of 2025, compared with the third quarter of 2024, increased $302 million, including increases of $77 million in after-tax net investment gains and losses, $182 million in after-tax property casualty underwriting profit and $30 million in after-tax investment income. Catastrophe losses for the third quarter of 2025, mostly weather related, were $152 million lower after taxes and contributed favorably to both net income and property casualty underwriting profit. Life insurance segment results increased by $7 million on a pretax basis.

For the first nine months of 2025, net income decreased $170 million, compared with the first nine months of 2024, including decreases of $193 million in after-tax investment gains and losses and $83 million in after-tax property casualty underwriting income, partially offset by an increase of $92 million in after-tax investment income. The property casualty underwriting income decrease included an unfavorable $248 million after-tax effect from higher catastrophe losses. Life insurance segment results increased by $3 million on a pretax basis.

Performance by segment is discussed below in Financial Results. As discussed in our 2024 Annual Report on Form 10-K, Item 7, Executive Summary, Page 46, there are several reasons why our performance during 2025 may ultimately be below our long-term targets.

The board of directors is committed to rewarding shareholders directly through cash dividends and through share repurchase authorizations. Through 2024, the company had increased the annual cash dividend rate for 64 consecutive years, a record we believe is matched by only seven other U.S. publicly traded companies. In January 2025, the board of directors increased the regular quarterly dividend to 87 cents per share, setting the stage for our 65th consecutive year of increasing cash dividends. During the first nine months of 2025, cash dividends declared by the company increased 7% compared with the same period of 2024. Our board regularly evaluates relevant factors in decisions related to dividends and share repurchases. The 2025 dividend increase reflected our strong operating performance and signaled management's and the board's positive outlook and confidence in our outstanding capital, liquidity and financial flexibility.

Cincinnati Financial Corporation Third-Quarter 2025 10-Q

Balance Sheet Data and Performance Measures

(Dollars in millions, except share data)	At September 30,	At December 31,
	2025	2024
Total investments	$31,099	$28,378
Total assets	40,567	36,501
Short-term debt	25	25
Long-term debt	790	790
Shareholders' equity	15,406	13,935
Book value per share	98.76	89.11
Debt-to-total-capital ratio	5.0%	5.5%

Total assets at September 30, 2025, increased 11% compared with year-end 2024, and included an increase of 10% in total investments that reflected net purchases and higher fair values for many securities in our equity portfolio. Shareholders' equity increased 11% and book value per share also increased 11% during the first nine months of 2025. Our debt-to-total-capital ratio (capital is the sum of debt plus shareholders' equity) decreased slightly compared with year-end 2024.

Our value creation ratio is our primary performance metric. As shown in the tables below, that ratio was 13.8% for the first nine months of 2025, compared with 17.8% for the same period in 2024. The decrease was primarily due to a reduction in overall net gains from our investment portfolio. Book value per share increased $9.65 during the first nine months of 2025 and contributed 10.9 percentage points to the value creation ratio, while dividends declared at $2.61 per share contributed 2.9 points. Value creation ratio major contributors and in total, along with calculations from per-share amounts, are shown in the tables below.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Value creation ratio major contributors:
Net income before investment gains	3.1%	1.7%	5.2%	5.8%
Change in fixed-maturity securities, realized and unrealized gains	1.3	2.5	1.8	1.6
Change in equity securities, investment gains	4.7	5.2	7.1	10.4
Other	(0.2)	(0.4)	(0.3)	0.0
Value creation ratio	8.9%	9.0%	13.8%	17.8%

Cincinnati Financial Corporation Third-Quarter 2025 10-Q

(Dollars are per share)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Value creation ratio:
End of period book value*	$98.76	$88.32	$98.76	$88.32
Less beginning of period book value	91.46	81.79	89.11	77.06
Change in book value	7.30	6.53	9.65	11.26
Dividend declared to shareholders	0.87	0.81	2.61	2.43
Total value creation	$8.17	$7.34	$12.26	$13.69

Value creation ratio from change in book value**	8.0%	8.0%	10.9%	14.6%
Value creation ratio from dividends declared to shareholders***	0.9	1.0	2.9	3.2
Value creation ratio	8.9%	9.0%	13.8%	17.8%

* Book value per share is calculated by dividing end of period total shareholders' equity by end of period shares outstanding
** Change in book value divided by the beginning of period book value
*** Dividend declared to shareholders divided by beginning of period book value

DRIVERS OF LONG-TERM VALUE CREATION
Operating through The Cincinnati Insurance Company, Cincinnati Financial Corporation is one of the 25 largest property casualty insurers in the nation, based on 2024 net written premiums for approximately 2,000 U.S. stock and mutual insurer groups. We market our insurance products through a select group of independent insurance agencies as discussed in our 2024 Annual Report on Form 10-K, Item 1, Our Business and Our Strategy, Page 6. At September 30, 2025, we actively marketed through 2,275 agencies located in 46 states. We maintain a long-term perspective that guides us in addressing immediate challenges or opportunities while focusing on the major decisions that best position our company for success through all market cycles.

To measure our long-term progress in creating shareholder value, our value creation ratio is our primary financial performance target. As discussed in our 2024 Annual Report on Form 10-K, Item 7, Executive Summary, Page 46, management believes this measure is a meaningful indicator of our long-term progress in creating shareholder value and has three primary performance drivers:

•Premium growth – We believe our agency relationships and initiatives can lead to a property casualty written premium growth rate over any five-year period that exceeds the industry average. For the first nine months of 2025, our consolidated property casualty net written premium year-over-year growth was 10%, comparing favorably with the industry's 6% growth rate reported by A.M. Best for the first six months of 2025. For the five-year period 2020 through 2024, our growth rate exceeded that of the industry. The industry's growth rate excludes its mortgage and financial guaranty lines of business.
•Combined ratio – We believe our underwriting philosophy and initiatives can generate an average GAAP combined ratio over any five-year period that is consistently within the range of 92% to 98%. For the first nine months of 2025, our GAAP combined ratio was 98.4%, including 14.2 percentage points of current accident year catastrophe losses partially offset by 2.5 percentage points of favorable loss reserve development on prior accident years. Our statutory combined ratio was 97.7% for the first nine months of 2025, comparing unfavorably with the industry's 96.4% reported by A.M. Best for the first six months of 2025. The industry's ratio again excludes its mortgage and financial guaranty lines of business.
•Investment contribution – We believe our investment philosophy and initiatives can drive investment income growth and lead to a total return on our equity investment portfolio over a five-year period that exceeds the five-year return of the Standard & Poor's 500 Index. For the first nine months of 2025, pretax investment income was $860 million, up 15% compared with the same period in 2024. We believe our investment portfolio mix provides an appropriate balance of income stability and growth with capital appreciation potential.

Cincinnati Financial Corporation Third-Quarter 2025 10-Q

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

At September 30, 2025, we held $5.579 billion of our cash and cash equivalents and invested assets at the parent-company level, of which $5.052 billion, or 90.6%, was invested in common stocks, and $249 million, or 4.5%, was cash or cash equivalents. Our debt-to-total-capital ratio was 5.0% at September 30, 2025. Another important indicator of financial strength is our ratio of property casualty net written premiums to statutory surplus, which was 1.0-to-1 for the 12 months ended September 30, 2025, matching year-end 2024.

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

At October 24, 2025, our insurance subsidiaries continued to be highly rated.

Insurer Financial Strength Ratings
Rating agency	Standard market property casualty insurance subsidiaries			Life insurance subsidiary			Excess and surplus lines insurance subsidiary			Outlook
			Rating tier			Rating tier			Rating tier
A.M. Best Co. ambest.com	A+	Superior	2 of 16	A+	Superior	2 of 16	A+	Superior	2 of 16	Stable
Fitch Ratings fitchratings.com	AA-	Very Strong	4 of 21	AA-	Very Strong	4 of 21	-	-	-	Stable
Moody's Investors Service moodys.com	A1	Good	5 of 21	-	-	-	-	-	-	Stable
S&P Global Ratings spratings.com	A+	Strong	5 of 21	A+	Strong	5 of 21	-	-	-	Stable
Cincinnati Financial Corporation Third-Quarter 2025 10-Q

CONSOLIDATED PROPERTY CASUALTY INSURANCE HIGHLIGHTS
Consolidated property casualty insurance results include premiums and expenses for our standard market insurance segments (commercial lines and personal lines), our excess and surplus lines segment, Cincinnati Re® and our London-based global specialty underwriter Cincinnati Global Underwriting Ltd.SM (Cincinnati Global).

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
Earned premiums	$2,484	$2,217	12	$7,145	$6,284	14
Fee revenues	4	3	33	11	9	22
Total revenues	2,488	2,220	12	7,156	6,293	14
Loss and loss expenses from:
Current accident year before catastrophe losses	1,375	1,264	9	4,099	3,683	11
Current accident year catastrophe losses	111	306	(64)	1,015	709	43
Prior accident years before catastrophe losses	(6)	(53)	89	(113)	(140)	19
Prior accident years catastrophe losses	(16)	(18)	11	(63)	(71)	11
Loss and loss expenses	1,464	1,499	(2)	4,938	4,181	18
Underwriting expenses	731	659	11	2,095	1,884	11
Underwriting profit	$293	$62	373	$123	$228	(46)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	55.4%	57.0%	(1.6)	57.4%	58.6%	(1.2)
Current accident year catastrophe losses	4.4	13.8	(9.4)	14.2	11.2	3.0
Prior accident years before catastrophe losses	(0.2)	(2.4)	2.2	(1.6)	(2.2)	0.6
Prior accident years catastrophe losses	(0.7)	(0.8)	0.1	(0.9)	(1.1)	0.2
Loss and loss expenses	58.9	67.6	(8.7)	69.1	66.5	2.6
Underwriting expenses	29.3	29.8	(0.5)	29.3	30.0	(0.7)
Combined ratio	88.2%	97.4%	(9.2)	98.4%	96.5%	1.9

Combined ratio	88.2%	97.4%	(9.2)	98.4%	96.5%	1.9
Contribution from catastrophe losses and prior years reserve development	3.5	10.6	(7.1)	11.7	7.9	3.8
Combined ratio before catastrophe losses and prior years reserve development	84.7%	86.8%	(2.1)	86.7%	88.6%	(1.9)

Our consolidated property casualty insurance operations generated an underwriting profit of $293 million for the third quarter and $123 million for the first nine months of 2025. The third-quarter 2025 underwriting profit increase of $231 million, compared with third-quarter 2024, included a favorable decrease of $193 million in losses from catastrophes, mostly caused by severe weather, partially offset by a lower amount of total favorable reserve development on prior accident years. The change in underwriting profitability for the third quarter of 2025 also included a favorable effect from higher current accident year loss and loss expenses before catastrophe losses that grew slower than earned premiums. The nine-month underwriting profit of $123 million, compared with an underwriting profit of $228 million for the first nine months of 2024, included an unfavorable increase of $306 million in current accident year catastrophe losses, mostly caused by the January 2025 wildfires in southern California, and a lower amount of total favorable reserve development on prior accident years. For the first nine months of 2025, the combined ratio before catastrophe losses and prior years reserve development improved by 1.9 percentage points compared with the same period of 2024.

Cincinnati Financial Corporation Third-Quarter 2025 10-Q

Underwriting results for the third quarter and first nine months of 2025 included improved current accident year loss experience before catastrophe losses, as price increases have helped to offset recent-year elevated paid losses reflecting economic or other forms of inflation. Elevated inflation was a driver of higher losses and loss expenses in recent years as costs have increased significantly to repair damaged autos or other property that we insure. We also experienced higher losses for liability coverages for some of our lines of business. Due to increased uncertainty regarding ultimate losses, we intend to remain prudent in reserving for estimated ultimate losses until longer-term loss cost trends become more clear. The higher loss experience is discussed in Financial Results by property casualty insurance segment. We believe future property casualty underwriting results will continue to benefit from price increases and our ongoing initiatives to improve pricing precision and loss experience related to claims and loss control practices.
For all property casualty lines of business in aggregate, net loss and loss expense reserves at September 30, 2025, were $1.076 billion, or 11%, higher than at year-end 2024, including an increase of $900 million for the incurred but not reported (IBNR) portion.

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

Our consolidated property casualty combined ratio for the third quarter of 2025 decreased by 9.2 percentage points, compared with the same period of 2024, including a decrease of 9.3 points from catastrophe losses and loss expenses. For the first nine months of 2025, compared with the 2024 nine-month period, our combined ratio increased by 1.9 percentage points, including an increase of 3.2 points from catastrophe losses and loss expenses. Other combined ratio components that changed are discussed below and in further detail in Financial Results by property casualty insurance segment.
The combined ratio can be affected significantly by natural catastrophe losses and other large losses as discussed in detail below. The combined ratio can also be affected by updated estimates of loss and loss expense reserves established for claims that occurred in prior periods, referred to as prior accident years. Net favorable development on prior accident year reserves, including reserves for catastrophe losses, benefited the combined ratio by 2.5 percentage points in the first nine months of 2025, compared with 3.3 percentage points in the same period of 2024. Net favorable development is discussed in further detail in Financial Results by property casualty insurance segment.

The ratio for current accident year loss and loss expenses before catastrophe losses improved in the first nine months of 2025. That 57.4% ratio was 1.2 percentage points lower, compared with the 58.6% accident year 2024 ratio measured as of September 30, 2024, including an increase of 0.2 points in the ratio for large losses of $2 million or more per claim, discussed below. The ratio improvement of 1.2 percentage points included an increase of 1.0 points for the IBNR portion and a decrease of 2.2 points for the case incurred portion. It also included an unfavorable 0.4 points for the net effect of $49 million for reinsurance treaty reinstatement premiums related to the January 2025 wildfires in southern California.

The underwriting expense ratio decreased for the third quarter and first nine months of 2025, compared with the same periods a year ago. The decreases were primarily due to premium growth outpacing growth in various expenses. The nine-month 2025 ratio also included an unfavorable 0.2 points for the effect of reinstatement premiums. The ratio for both periods also included ongoing expense management efforts.
Cincinnati Financial Corporation Third-Quarter 2025 10-Q

Consolidated Property Casualty Insurance Premiums

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
Agency renewal written premiums	$2,037	$1,795	13	$6,084	$5,321	14
Agency new business written premiums	356	406	(12)	1,143	1,159	(1)
Other written premiums	100	92	9	494	520	(5)
Net written premiums	2,493	2,293	9	7,721	7,000	10
Unearned premium change	(9)	(76)	88	(576)	(716)	20
Earned premiums	$2,484	$2,217	12	$7,145	$6,284	14

The trends in net written premiums and earned premiums summarized in the table above include the effects of price increases. Price change trends that heavily influence renewal written premium increases or decreases, along with other premium growth drivers for 2025, are discussed in more detail by segment below in Financial Results.

Consolidated property casualty net written premiums for the third quarter and nine months ended September 30, 2025, grew $200 million and $721 million compared with the same periods of 2024. Our premium growth initiatives from prior years have provided an ongoing favorable effect on growth during the current year, particularly as newer agency relationships mature over time.

Consolidated property casualty agency new business written premiums decreased by $50 million for the third quarter and $16 million for the first nine months of 2025, compared with the same periods of 2024, largely driven by the personal lines segment. Consolidated property casualty new business written premiums for third-quarter 2025 decreased 12% compared with a 30% increase in the third quarter of 2024. New agency appointments during 2025 and 2024 produced a $72 million increase in standard lines new business for the first nine months of 2025 compared with the same period of 2024. As we appoint new agencies that choose to move accounts to us, we report these accounts as new business. While this business is new to us, in many cases it is not new to the agent. We believe these seasoned accounts tend to be priced more accurately than business that may be less familiar to our agent upon obtaining it from a competing agent.

Net written premiums for Cincinnati Re, included in other written premiums, decreased by $2 million in the third quarter and increased $7 million for the nine months ended September 30, 2025, compared with the same periods of 2024, to $87 million and $505 million, respectively. Cincinnati Re assumes risks through reinsurance treaties and in some cases cedes part of the risk and related premiums to one or more unaffiliated reinsurance companies through transactions known as retrocessions.

Cincinnati Global is also included in other written premiums. Net written premiums for Cincinnati Global increased by $5 million in the third quarter and $29 million for the nine months ended September 30, 2025, to $82 million and $255 million, respectively, compared with the same periods of 2024.

Cincinnati Financial Corporation Third-Quarter 2025 10-Q

Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. A decrease in ceded premiums increased net written premiums by $6 million for the third quarter and an increase in ceded premiums decreased net written premiums by $69 million for the first nine months of 2025, compared with the same periods of 2024. Other written premiums for the first nine months of 2025 included a net unfavorable amount of $49 million for reinsurance treaty reinstatement premiums related to the California wildfires, including a favorable $14 million for Cincinnati Re and an unfavorable $63 million for our personal lines insurance segment.

Catastrophe losses and loss expenses typically have a material effect on property casualty results and can vary significantly from period to period. Losses from catastrophes contributed 3.7 and 13.3 percentage points to the combined ratio in the third quarter and first nine months of 2025, compared with 13.0 and 10.1 percentage points in the same periods of 2024. During the third quarter of 2025, there were no material changes to our estimates of ultimate losses related to the California wildfires.

Net losses from catastrophes for the first nine months of 2025 included recoveries from reinsurers that participate in our primary property catastrophe reinsurance treaty. There were no material changes during the third quarter to the estimated recovery of $429 million as of March 31, 2025, related to the California wildfires.

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

Effective June 1, 2025, we renewed the reinsurance program for Cincinnati Re only, which provides retrocession coverages with various triggers, exclusions and unique features. The program includes property catastrophe excess of loss coverage in excess of $90 million per occurrence with a total available limit of $73 million per occurrence. Ceded premiums for the one-year renewal period of coverage from the program are estimated to be approximately $16 million. There were no material changes during the third quarter to the estimated recovery of $38 million as of March 31, 2025, related to the California wildfires for the Cincinnati Re only program effective June 1, 2024, which expired during the second quarter.

Cincinnati Financial Corporation Third-Quarter 2025 10-Q

The following table shows consolidated property casualty insurance catastrophe losses and loss expenses incurred, net of reinsurance, as well as the effect of loss development on prior period catastrophe events. We individually list declared catastrophe events for which our incurred losses reached or exceeded $25 million.

Consolidated Property Casualty Insurance Catastrophe Losses and Loss Expenses Incurred

(Dollars in millions, net of reinsurance)		Three months ended September 30,					Nine months ended September 30,
		Comm.	Pers.	E&S			Comm.	Pers.	E&S
Dates	Region	lines	lines	lines	Other	Total	lines	lines	lines	Other	Total
2025
Jan. 7-28	West	$—	$1	$—	$—	$1	$—	$325	$—	$123	$448
Mar. 14-17	Midwest, Northeast, South	4	7	—	—	11	52	96	1	2	151
Apr. 1-7	Midwest, South	(2)	(7)	—	—	(9)	17	34	—	—	51
May 15-16	Midwest, Northeast	7	19	—	2	28	29	83	1	2	115
All other 2025 catastrophes		28	48	—	4	80	83	157	2	8	250
Development on 2024 and prior catastrophes		(5)	(8)	—	(3)	(16)	(22)	(34)	(1)	(6)	(63)
Calendar year incurred total		$32	$60	$—	$3	$95	$159	$661	$3	$129	$952

2024
Mar. 12-17	Midwest, South	$(4)	$4	$—	$—	$—	$30	$32	$—	$—	$62
Mar. 31 - Apr. 4	Midwest, Northeast, South	(4)	2	—	—	(2)	10	24	—	—	34
May 6-10	Midwest, South	—	2	1	—	3	19	30	1	—	50
May 25-26	Midwest, South	2	1	1	—	4	38	29	2	—	69
Jul. 13 - 18	Midwest, Northeast	18	11	—	—	29	18	11	—	—	29
Sep. 25 - 28	Midwest, South (Helene)	35	117	—	26	178	35	117	—	26	178
All other 2024 catastrophes		18	49	—	27	94	101	153	3	30	287
Development on 2023 and prior catastrophes		(5)	(5)	—	(8)	(18)	(20)	(32)	—	(19)	(71)
Calendar year incurred total		$60	$181	$2	$45	$288	$231	$364	$6	$37	$638

Cincinnati Financial Corporation Third-Quarter 2025 10-Q

The following table includes data for losses incurred of $2 million or more per claim, net of reinsurance.

Consolidated Property Casualty Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
Current accident year losses greater than $5 million	$48	$18	167	$89	$49	82
Current accident year losses $2 million - $5 million	35	51	(31)	95	101	(6)
Large loss prior accident year reserve development	49	19	158	132	56	136
Total large losses incurred	132	88	50	316	206	53
Losses incurred but not reported	158	185	(15)	650	601	8
Other losses excluding catastrophe losses	831	711	17	2,260	2,129	6
Catastrophe losses	83	282	(71)	921	621	48
Total losses incurred	$1,204	$1,266	(5)	$4,147	$3,557	17

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	1.9%	0.9%	1.0	1.3%	0.8%	0.5
Current accident year losses $2 million - $5 million	1.4	2.3	(0.9)	1.3	1.6	(0.3)
Large loss prior accident year reserve development	2.0	0.8	1.2	1.8	0.9	0.9
Total large loss ratio	5.3	4.0	1.3	4.4	3.3	1.1
Losses incurred but not reported	6.4	8.4	(2.0)	9.1	9.6	(0.5)
Other losses excluding catastrophe losses	33.4	32.0	1.4	31.6	33.8	(2.2)
Catastrophe losses	3.4	12.7	(9.3)	12.9	9.9	3.0
Total loss ratio	48.5%	57.1%	(8.6)	58.0%	56.6%	1.4

We believe the inherent variability of aggregate loss experience for our portfolio of larger policies is greater than that of our portfolio of smaller policies, and we continue to monitor the variability in addition to general inflationary trends in loss costs. Our analysis continues to indicate no unexpected concentration of large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The third-quarter 2025 property casualty total large losses incurred of $132 million, net of reinsurance, was higher than the $70 million quarterly average during full-year 2024 and the $88 million experienced for the third quarter of 2024. The ratio for these large losses was 1.3 percentage points higher compared with last year's third quarter. The third-quarter 2025 amount of total large losses incurred unfavorably contributed to the increase in the nine-month 2025 total large loss ratio, compared with 2024, in addition to a first-half 2025 ratio that was 1.1 points higher than the first half of 2024. We believe results for the three- and nine-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $2 million. Losses by size are discussed in further detail in results of operations by property casualty insurance segment.
FINANCIAL RESULTS
Consolidated results reflect the operating results of each of our five segments along with the parent company, Cincinnati Re, Cincinnati Global and other activities reported as "Other." The five segments are:
•Commercial lines insurance
•Personal lines insurance
•Excess and surplus lines insurance
•Life insurance
•Investments

Cincinnati Financial Corporation Third-Quarter 2025 10-Q

COMMERCIAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
Earned premiums	$1,229	$1,137	8	$3,620	$3,326	9
Fee revenues	2	1	100	4	3	33
Total revenues	1,231	1,138	8	3,624	3,329	9
Loss and loss expenses from:
Current accident year before catastrophe losses	728	691	5	2,171	2,037	7
Current accident year catastrophe losses	37	65	(43)	181	251	(28)
Prior accident years before catastrophe losses	(13)	(45)	71	(81)	(97)	16
Prior accident years catastrophe losses	(5)	(5)	0	(22)	(20)	(10)
Loss and loss expenses	747	706	6	2,249	2,171	4
Underwriting expenses	373	351	6	1,080	1,028	5
Underwriting profit	$111	$81	37	$295	$130	127

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	59.2%	60.7%	(1.5)	60.0%	61.3%	(1.3)
Current accident year catastrophe losses	3.0	5.8	(2.8)	5.0	7.5	(2.5)
Prior accident years before catastrophe losses	(1.0)	(4.0)	3.0	(2.2)	(2.9)	0.7
Prior accident years catastrophe losses	(0.4)	(0.4)	0.0	(0.6)	(0.6)	0.0
Loss and loss expenses	60.8	62.1	(1.3)	62.2	65.3	(3.1)
Underwriting expenses	30.3	30.9	(0.6)	29.8	30.9	(1.1)
Combined ratio	91.1%	93.0%	(1.9)	92.0%	96.2%	(4.2)

Combined ratio	91.1%	93.0%	(1.9)	92.0%	96.2%	(4.2)
Contribution from catastrophe losses and prior years reserve development	1.6	1.4	0.2	2.2	4.0	(1.8)
Combined ratio before catastrophe losses and prior years reserve development	89.5%	91.6%	(2.1)	89.8%	92.2%	(2.4)

Overview
Performance highlights for the commercial lines segment include:
•Premiums – Earned premiums and net written premiums for the commercial lines segment grew during the third quarter and first nine months of 2025, compared with the same periods a year ago, primarily due to agency renewal written premium growth that continued to include higher average pricing. The table below analyzes the primary components of premiums. We continue to use predictive analytics tools to improve pricing precision and segmentation while leveraging our local relationships with agents through the efforts of our teams that work closely with them. We seek to maintain appropriate pricing discipline for both new and renewal business as our agents and underwriters assess account quality to make careful decisions on a policy-by-policy basis whether to write or renew a policy.
Agency renewal written premiums increased 6% for the third quarter and 7% for the first nine months of 2025, compared with the same periods of 2024, including price increases. During the third quarter of 2025, our overall standard commercial lines policies averaged estimated renewal price increases at percentages in the mid-single-digit range. We continue to segment commercial lines policies, emphasizing identification and retention of those we believe have relatively stronger pricing. Conversely, we have been seeking stricter renewal terms and conditions on policies we believe have relatively weaker pricing, thus retaining fewer of those policies. We measure average changes in commercial lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for the respective policies.
Cincinnati Financial Corporation Third-Quarter 2025 10-Q

Our average overall commercial lines renewal pricing change includes the impact of flat pricing for certain coverages within package policies written for a three-year term that were in force but did not expire during the period being measured. Therefore, our reported change in average commercial lines renewal pricing reflects a blend of three-year policies that did not expire and other policies that did expire during the measurement period. For commercial lines policies that did expire and were then renewed during the third quarter of 2025, we estimate that our average percentage price increases were in the mid-single-digit range for our commercial casualty, commercial property and commercial auto lines of business. The estimated average percentage price change for workers' compensation was a decrease in the mid-single-digit range.
Our commercial lines segment's increase in agency renewal written premiums for the first nine months of 2025 also included changes in the level of insured exposures. Part of the insured exposure increase reflects our response to inflation effects that increase the cost of building materials to repair damaged commercial structures. We use building valuation software to automate much of that underwriting process and may also manually adjust premiums to reflect property costs.
Renewal premiums for certain policies, primarily our commercial casualty and workers' compensation lines of business, include the results of policy audits that adjust initial premium amounts based on differences between estimated and actual sales or payroll related to a specific policy. Audits completed during the first nine months of 2025 contributed $70 million to net written premiums, compared with $81 million for the same period of 2024.
New business written premiums for commercial lines decreased $2 million for the third quarter, but increased $26 million during the first nine months of 2025, compared with the same periods of 2024, as we continued to carefully underwrite each policy in a highly competitive market. Trend analysis for year-over-year comparisons of individual quarters is more difficult to assess for commercial lines new business written premiums, due to inherent variability. That variability is often driven by larger policies with annual premiums greater than $100,000.
Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. For our commercial lines insurance segment, a decrease in ceded premiums increased net written premiums by approximately $5 million and $11 million for the third quarter and first nine months of 2025, compared with the same periods of 2024.

Commercial Lines Insurance Premiums

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
Agency renewal written premiums	$1,043	$987	6	$3,311	$3,086	7
Agency new business written premiums	185	187	(1)	588	562	5
Other written premiums	(30)	(36)	17	(86)	(101)	15
Net written premiums	1,198	1,138	5	3,813	3,547	7
Unearned premium change	31	(1)	nm	(193)	(221)	13
Earned premiums	$1,229	$1,137	8	$3,620	$3,326	9

•Combined ratio – The third-quarter 2025 commercial lines combined ratio improved by 1.9 percentage points, compared with the third quarter of 2024, including a decrease of 2.8 points in losses from catastrophes. The third-quarter combined ratio decreased by 1.5 points from current accident year loss and loss expenses before catastrophe losses, including a decrease of 0.9 points for the IBNR portion and a decrease of 0.6 points for the case incurred portion. For the first nine months of 2025, the combined ratio improved by 4.2 percentage points, compared with the same period a year ago, including a decrease of 2.5 points in losses from catastrophes. The nine-month 2025 combined ratio also included a decrease of 1.3 points from current accident year loss and loss expenses before catastrophe losses, including an increase of 1.5 points for the IBNR portion and a decrease of 2.8 points for the case incurred portion. Underwriting results also included favorable reserve development on prior accident years, as discussed below. The current accident year ratios were measured as of September 30 of the respective years and included a ratio for large losses of $2 million or more per claim, discussed below, for the first nine months of 2025 that matched the same period of 2024.
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
Cincinnati Financial Corporation Third-Quarter 2025 10-Q

higher losses for liability coverages for some of our lines of business. Due to increased uncertainty regarding ultimate losses, we intend to remain prudent in reserving for estimated ultimate losses until longer-term loss cost trends become more clear.
Catastrophe losses and loss expenses accounted for 2.6 and 4.4 percentage points of the combined ratio for the third quarter and first nine months of 2025, compared with 5.4 and 6.9 percentage points for the same periods a year ago. Through 2024, the 10-year annual average for that catastrophe measure for the commercial lines segment was 6.0 percentage points, and the five-year annual average was 6.6 percentage points.
The net effect of reserve development on prior accident years during the third quarter and first nine months of 2025 was favorable for commercial lines overall by $18 million and $103 million, compared with $50 million and $117 million for the same periods in 2024. For the first nine months of 2025, our commercial property and workers' compensation lines of business were the main contributors to the commercial lines net favorable reserve development, while our commercial casualty and commercial auto lines of business included net unfavorable development. The net favorable reserve development recognized during the first nine months of 2025 for our commercial lines insurance segment was mainly for accident years 2024 and 2023 and was primarily due to lower-than-anticipated loss emergence on known claims. Our commercial casualty line of business included $21 million of unfavorable reserve development on prior accident years for the first nine months of 2025 while commercial auto included $35 million. Reserve estimates are inherently uncertain as described in our 2024 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 51.
The commercial lines underwriting expense ratio decreased for the third quarter and first nine months of 2025, compared with the same periods a year ago. The decreases were primarily due to premium growth outpacing growth in various expenses. The ratio for both periods also included ongoing expense management efforts.

Commercial Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
Current accident year losses greater than $5 million	$48	$11	336	$60	$42	43
Current accident year losses $2 million - $5 million	12	36	(67)	49	58	(16)
Large loss prior accident year reserve development	47	20	135	105	54	94
Total large losses incurred	107	67	60	214	154	39
Losses incurred but not reported	67	117	(43)	336	365	(8)
Other losses excluding catastrophe losses	405	337	20	1,106	1,089	2
Catastrophe losses	29	58	(50)	152	223	(32)
Total losses incurred	$608	$579	5	$1,808	$1,831	(1)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	3.9%	1.0%	2.9	1.7%	1.3%	0.4
Current accident year losses $2 million - $5 million	1.0	3.2	(2.2)	1.3	1.7	(0.4)
Large loss prior accident year reserve development	3.8	1.7	2.1	2.9	1.6	1.3
Total large loss ratio	8.7	5.9	2.8	5.9	4.6	1.3
Losses incurred but not reported	5.4	10.3	(4.9)	9.3	11.0	(1.7)
Other losses excluding catastrophe losses	33.0	29.7	3.3	30.5	32.8	(2.3)
Catastrophe losses	2.4	5.1	(2.7)	4.2	6.7	(2.5)
Total loss ratio	49.5%	51.0%	(1.5)	49.9%	55.1%	(5.2)

Cincinnati Financial Corporation Third-Quarter 2025 10-Q

We continue to monitor new losses and case reserve increases greater than $2 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. The third-quarter 2025 commercial lines total large losses incurred of $107 million, net of reinsurance, was higher than the quarterly average of $49 million during full-year 2024 and the $67 million of total large losses incurred for the third quarter of 2024. The increase in commercial lines large losses for the first nine months of 2025 was primarily due to our commercial property line of business. The third-quarter 2025 ratio for commercial lines total large losses was 2.8 percentage points higher than last year's third-quarter ratio. The third-quarter 2025 amount of total large losses incurred unfavorably contributed to the increase in the nine-month 2025 total large loss ratio, compared with 2024, in addition to a first-half 2025 ratio that was 0.5 points higher than the first half of 2024. We believe results for the three- and nine-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $2 million.

PERSONAL LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
Earned premiums	$838	$678	24	$2,340	$1,897	23
Fee revenues	1	2	(50)	4	4	0
Total revenues	839	680	23	2,344	1,901	23
Loss and loss expenses from:
Current accident year before catastrophe losses	425	367	16	1,280	1,052	22
Current accident year catastrophe losses	68	186	(63)	695	396	76
Prior accident years before catastrophe losses	22	5	340	10	5	100
Prior accident years catastrophe losses	(8)	(5)	(60)	(34)	(32)	(6)
Loss and loss expenses	507	553	(8)	1,951	1,421	37
Underwriting expenses	233	196	19	665	554	20
Underwriting profit (loss)	$99	$(69)	nm	$(272)	$(74)	(268)

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	50.7%	54.0%	(3.3)	54.7%	55.4%	(0.7)
Current accident year catastrophe losses	8.0	27.4	(19.4)	29.7	20.9	8.8
Prior accident years before catastrophe losses	2.6	0.9	1.7	0.4	0.3	0.1
Prior accident years catastrophe losses	(0.9)	(0.8)	(0.1)	(1.4)	(1.7)	0.3
Loss and loss expenses	60.4	81.5	(21.1)	83.4	74.9	8.5
Underwriting expenses	27.8	28.8	(1.0)	28.4	29.2	(0.8)
Combined ratio	88.2%	110.3%	(22.1)	111.8%	104.1%	7.7

Combined ratio	88.2%	110.3%	(22.1)	111.8%	104.1%	7.7
Contribution from catastrophe losses and prior years reserve development	9.7	27.5	(17.8)	28.7	19.5	9.2
Combined ratio before catastrophe losses and prior years reserve development	78.5%	82.8%	(4.3)	83.1%	84.6%	(1.5)

Overview
Performance highlights for the personal lines segment include:
•Premiums – Personal lines earned premiums and net written premiums continued to grow during the third quarter and first nine months of 2025, primarily due to agency renewal written premium growth that included higher average pricing. Cincinnati Private ClientSM net written premiums included in the personal lines insurance segment results totaled approximately $572 million and $1.526 billion for the third quarter and first nine months of 2025, compared with $479 million and $1.281 billion for the same periods of 2024. Direct written premiums for Cincinnati Private Client policies grew 23% for the first nine months of 2025 compared with the same period
Cincinnati Financial Corporation Third-Quarter 2025 10-Q

of 2024. Cincinnati Private Client net written premiums for the respective periods included excess and surplus lines homeowner policies with premiums totaling $47 million in the third quarter and $94 million in the first nine months of 2025, compared with $46 million in the third quarter and $131 million in the first nine months of 2024. The table below analyzes the primary components of premiums.
Agency renewal written premiums increased 24% and 26% for the third quarter and first nine months of 2025, reflecting rate increases in selected states, a higher level of insured exposures and other factors such as changes in policy deductibles or mix of business. Part of the insured exposure increase reflects our response to inflation effects that increase the cost of building materials used to repair damaged homes.
We estimate that premium rates for our personal auto line of business increased at average percentages in the high-single-digit range during the first nine months of 2025. For our homeowner line of business, we estimate that premium rates for the first nine months of 2025 increased at average percentages in the low-double-digit range. For both our personal auto and homeowner lines of business, some individual policies experienced lower or higher rate changes based on each risk's specific characteristics and enhanced pricing precision enabled by predictive models.
Personal lines new business written premiums decreased $49 million or 30% for the third quarter of 2025, compared with the same period of 2024, including approximately $28 million from Cincinnati Private Client policies and $21 million from middle-market policies. Cincinnati Private Client new business premiums from California decreased approximately $9 million for the third quarter of 2025 compared with the prior year. For the first nine months of 2025, compared with the same period of 2024, personal lines new business written premiums decreased $66 million, or 15%, including approximately $31 million from Cincinnati Private Client policies and $35 million from middle-market policies. We believe we maintained underwriting and pricing discipline across all personal lines markets as we expanded use of enhanced pricing precision tools.
Other written premiums include premiums ceded to reinsurers as part of our reinsurance ceded program. For our personal lines insurance segment, an increase in 2025 ceded premiums reduced net written premiums by approximately $1 million and $71 million for the third quarter and first nine months of 2025, compared with the same periods of 2024. Ceded premiums for the first nine months of 2025 included a net amount of $63 million for reinsurance reinstatement premiums related to the January 2025 wildfires in southern California. The $63 million of reinstatement premiums included $61 million for our homeowner line of business.
Personal Lines Insurance Premiums

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
Agency renewal written premiums	$864	$695	24	$2,364	$1,870	26
Agency new business written premiums	116	165	(30)	384	450	(15)
Other written premiums	(29)	(28)	(4)	(145)	(74)	(96)
Net written premiums	951	832	14	2,603	2,246	16
Unearned premium change	(113)	(154)	27	(263)	(349)	25
Earned premiums	$838	$678	24	$2,340	$1,897	23

•Combined ratio – Our personal lines combined ratio for the third quarter of 2025 improved by 22.1 percentage points, compared with third-quarter 2024, including a decrease of 19.5 points in losses from catastrophes. The third-quarter 2025 combined ratio improvement also included a decrease of 3.3 percentage points from current accident year loss and loss expenses before catastrophe losses, including a decrease of 1.0 points for the IBNR portion and a decrease of 2.3 points for the case incurred portion. For the first nine months of 2025, the combined ratio increased by 7.7 percentage points, compared with the same period a year ago, including an increase of 9.1 points in losses from catastrophes. The nine-month 2025 combined ratio also included a decrease of 0.7 points from current accident year loss and loss expenses before catastrophe losses, including an increase of 2.3 points for the IBNR portion and a decrease of 3.0 points for the case incurred portion. The nine-month 2025 current accident year ratio before catastrophe losses included an unfavorable 1.4 points for the effect of reinstatement premiums. The total current accident year ratios before catastrophe losses were measured as of September 30 of the respective years and included an increase of 0.8 percentage points for the first nine months of 2025 in the ratio for large losses of $2 million or more per claim, discussed below.
When estimating the ultimate cost of total loss and loss expenses, we consider many factors, including trends for inflation, historical paid and reported losses, large loss activity and other data or information for the industry
Cincinnati Financial Corporation Third-Quarter 2025 10-Q

or our company. Elevated inflation in recent years has been a driver of higher losses and loss expenses as costs have increased significantly to repair damaged autos or homes that we insure. Due to increased uncertainty regarding ultimate losses, we intend to remain prudent in reserving for estimated ultimate losses until longer-term loss cost trends become more clear.
Catastrophe losses and loss expenses accounted for 7.1 and 28.3 percentage points of the combined ratio for the third quarter and first nine months of 2025, compared with 26.6 and 19.2 points for the same periods a year ago. The 10-year annual average catastrophe loss ratio for the personal lines segment through 2024 was 12.1 percentage points, and the five-year annual average was 13.9 percentage points.
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
The net effect of reserve development on prior accident years during the third quarter of 2025 was unfavorable by $14 million and favorable by $24 million for the first nine months of 2025 for personal lines overall, compared with less than $1 million unfavorable and $27 million favorable for the same periods of 2024. Our homeowner line of business was the main contributor to the personal lines net favorable reserve development for the first nine months of 2025. The net favorable reserve development was primarily due to lower-than-anticipated loss emergence on known claims. Reserve estimates are inherently uncertain as described in our 2024 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 51.
The personal lines underwriting expense ratio decreased for the third quarter and first nine months of 2025, compared with the same periods a year ago. The third-quarter and nine-month decreases were primarily due to growth in premiums outpacing growth in various expenses. The nine-month 2025 ratio also included an unfavorable 0.7 points for the effect of reinstatement premiums. The ratios for both periods also included ongoing expense management efforts.
Personal Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
Current accident year losses greater than $5 million	$—	$7	(100)	$29	$7	314
Current accident year losses $2 million - $5 million	23	13	77	46	39	18
Large loss prior accident year reserve development	2	(1)	nm	27	2	nm
Total large losses incurred	25	19	32	102	48	113
Losses incurred but not reported	32	33	(3)	143	86	66
Other losses excluding catastrophe losses	316	256	23	827	743	11
Catastrophe losses	54	178	(70)	645	357	81
Total losses incurred	$427	$486	(12)	$1,717	$1,234	39

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	0.0%	1.1%	(1.1)	1.3%	0.4%	0.9
Current accident year losses $2 million - $5 million	2.9	2.0	0.9	2.0	2.1	(0.1)
Large loss prior accident year reserve development	0.2	(0.2)	0.4	1.1	0.1	1.0
Total large loss ratio	3.1	2.9	0.2	4.4	2.6	1.8
Losses incurred but not reported	3.8	5.0	(1.2)	6.1	4.6	1.5
Other losses excluding catastrophe losses	37.5	37.6	(0.1)	35.4	39.0	(3.6)
Catastrophe losses	6.5	26.2	(19.7)	27.5	18.8	8.7
Total loss ratio	50.9%	71.7%	(20.8)	73.4%	65.0%	8.4

We continue to monitor new losses and case reserve increases greater than $2 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic
Cincinnati Financial Corporation Third-Quarter 2025 10-Q

region, policy inception, agency or field marketing territory. In the third quarter of 2025, the personal lines total large loss ratio, net of reinsurance, was 0.2 percentage points higher than last year's third quarter. The increase in personal lines total large losses incurred for the first nine months of 2025 occurred primarily for our homeowner line of business and inland marine coverages in our other personal line of business. The third-quarter 2025 amount of total large losses incurred unfavorably contributed to the increase in the nine-month 2025 total large loss ratio, compared with 2024, in addition to a first-half 2025 ratio that was 2.7 points higher than the first half of 2024. We believe results for the three- and nine-month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $2 million.

EXCESS AND SURPLUS LINES INSURANCE RESULTS

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
Earned premiums	$174	$157	11	$510	$447	14
Fee revenues	1	—	nm	3	2	50
Total revenues	175	157	11	513	449	14

Loss and loss expenses from:
Current accident year before catastrophe losses	112	100	12	331	288	15
Current accident year catastrophe losses	—	2	(100)	4	6	(33)
Prior accident years before catastrophe losses	(4)	5	nm	(17)	5	nm
Prior accident years catastrophe losses	—	—	0	(1)	—	nm
Loss and loss expenses	108	107	1	317	299	6
Underwriting expenses	48	42	14	141	122	16
Underwriting profit	$19	$8	138	$55	$28	96

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year before catastrophe losses	64.1%	64.2%	(0.1)	64.8%	64.6%	0.2
Current accident year catastrophe losses	0.2	1.7	(1.5)	0.9	1.4	(0.5)
Prior accident years before catastrophe losses	(2.1)	2.9	(5.0)	(3.2)	1.0	(4.2)
Prior accident years catastrophe losses	(0.1)	(0.2)	0.1	(0.3)	0.0	(0.3)
Loss and loss expenses	62.1	68.6	(6.5)	62.2	67.0	(4.8)
Underwriting expenses	27.7	26.7	1.0	27.6	27.3	0.3
Combined ratio	89.8%	95.3%	(5.5)	89.8%	94.3%	(4.5)

Combined ratio	89.8%	95.3%	(5.5)	89.8%	94.3%	(4.5)
Contribution from catastrophe losses and prior years reserve development	(2.0)	4.4	(6.4)	(2.6)	2.4	(5.0)
Combined ratio before catastrophe losses and prior years reserve development	91.8%	90.9%	0.9	92.4%	91.9%	0.5

Overview
Performance highlights for the excess and surplus lines segment include:
•Premiums – Excess and surplus lines earned premiums and net written premiums continued to grow during the third quarter and first nine months of 2025, compared with the same period a year ago, including increases in both agency renewal and new business written premiums. Renewal written premiums rose 15% for the third quarter and 12% for the nine months ended September 30, 2025, compared with the same periods of 2024, largely due to higher renewal pricing. For both 2025 periods, excess and surplus lines policy renewals experienced estimated average price increases at percentages in the high-single-digit range. We measure average changes in excess and surplus lines renewal pricing as the percentage rate of change in renewal premium for the new policy period compared with the premium for the expiring policy period, assuming no change in the level of insured exposures or policy coverage between those periods for respective policies.
Cincinnati Financial Corporation Third-Quarter 2025 10-Q

New business written premiums produced by agencies increased by 2% for the third quarter and 16% for the first nine months of 2025 compared with the same periods of 2024, as we continued to carefully underwrite each policy in a highly competitive market. Some of what we report as new business came from accounts that were not new to our agents. We believe our agents' seasoned accounts tend to be priced more accurately than business that may be less familiar to them.
Excess and Surplus Lines Insurance Premiums

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
Agency renewal written premiums	$130	$113	15	$409	$365	12
Agency new business written premiums	55	54	2	171	147	16
Other written premiums	(10)	(10)	0	(35)	(29)	(21)
Net written premiums	175	157	11	545	483	13
Unearned premium change	(1)	—	nm	(35)	(36)	3
Earned premiums	$174	$157	11	$510	$447	14

•Combined ratio – The excess and surplus lines combined ratio improved by 5.5 percentage points for the third quarter and 4.5 points for the first nine months of 2025, compared with the same periods of 2024. The improvements were primarily due to favorable reserve development on prior accident year loss and loss expenses for the three and nine months ended September 30, 2025, compared with unfavorable development for the same periods of 2024.
The 64.1% third-quarter 2025 ratio for current accident year loss and loss expenses before catastrophe losses was 0.1 percentage points lower, compared with the 64.2% accident year 2024 ratio measured as of September 30, 2024, including a decrease of 2.4 points for the IBNR portion and an increase of 2.3 points for the case incurred portion. The nine-month 2025 ratio for current accident year loss and loss expenses before catastrophe losses was 0.2 percentage points higher, compared with the 64.6% accident year 2024 ratio measured as of September 30, 2024, including an increase of 2.7 points for the IBNR portion and a decrease of 2.5 points for the case incurred portion.
Excess and surplus lines net reserve development on prior accident years, as a ratio to earned premiums, was favorable by 2.2% for the third quarter and 3.5% for the first nine months of 2025, compared with unfavorable 2.7% and 1.0% for the same periods of 2024. Reserve estimates are inherently uncertain as described in our 2024 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Property Casualty Insurance Loss and Loss Expense Reserves, Page 51.
The excess and surplus lines underwriting expense ratio increased for the third quarter and first nine months of 2025 compared with the same periods a year ago, largely due to an increase in commission expenses. The ratios also included ongoing expense management efforts and premium growth.
Cincinnati Financial Corporation Third-Quarter 2025 10-Q

Excess and Surplus Lines Insurance Losses Incurred by Size

(Dollars in millions, net of reinsurance)	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
Current accident year losses greater than $5 million	$—	$—	nm	$—	$—	nm
Current accident year losses $2 million - $5 million	—	2	(100)	—	4	(100)
Large loss prior accident year reserve development	—	—	nm	—	—	nm
Total large losses incurred	—	2	(100)	—	4	(100)
Losses incurred but not reported	16	12	33	93	59	58
Other losses excluding catastrophe losses	59	55	7	125	143	(13)
Catastrophe losses	—	2	(100)	3	6	(50)
Total losses incurred	$75	$71	6	$221	$212	4

Ratios as a percent of earned premiums:			Pt. Change			Pt. Change
Current accident year losses greater than $5 million	0.0%	0.0%	0.0	0.0%	0.0%	0.0
Current accident year losses $2 million - $5 million	0.0	1.3	(1.3)	0.0	0.9	(0.9)
Large loss prior accident year reserve development	0.0	0.0	0.0	0.0	0.0	0.0
Total large loss ratio	0.0	1.3	(1.3)	0.0	0.9	(0.9)
Losses incurred but not reported	9.2	7.1	2.1	18.3	13.2	5.1
Other losses excluding catastrophe losses	33.6	35.4	(1.8)	24.4	32.1	(7.7)
Catastrophe losses	0.0	1.5	(1.5)	0.5	1.3	(0.8)
Total loss ratio	42.8%	45.3%	(2.5)	43.2%	47.5%	(4.3)

We continue to monitor new losses and case reserve increases greater than $2 million for trends in factors such as initial reserve levels, loss cost inflation and claim settlement expenses. Our analysis continues to indicate no unexpected concentration of these large losses and case reserve increases by risk category, geographic region, policy inception, agency or field marketing territory. In the third quarter of 2025, the excess and surplus lines total ratio for large losses, net of reinsurance, was 1.3 percentage points lower than last year's third quarter. The third-quarter 2025 amount of total large losses incurred contributed favorably to the decrease in the nine-month 2025 total large loss ratio, compared with 2024, in addition to a first-half 2025 ratio that was 0.7 points lower than the first half of 2024. We believe results for the three- and nine month periods largely reflected normal fluctuations in loss patterns and normal variability in large case reserves for claims above $2 million.
Cincinnati Financial Corporation Third-Quarter 2025 10-Q

LIFE INSURANCE RESULTS

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
Earned premiums	$83	$80	4	$246	$240	3
Fee revenues	1	1	0	4	4	0
Total revenues	84	81	4	250	244	2
Contract holders' benefits incurred	76	79	(4)	230	226	2
Investment interest credited to contract holders	(32)	(32)	0	(95)	(94)	(1)
Underwriting expenses incurred	23	24	(4)	70	70	0
Total benefits and expenses	67	71	(6)	205	202	1
Life insurance segment profit	$17	$10	70	$45	$42	7

Overview
Performance highlights for the life insurance segment include:
•Revenues – Revenues increased for the nine months ended September 30, 2025, compared with the same period a year ago, driven by higher earned premiums from term life insurance, our largest life insurance product line.
Net in-force life insurance policy face amounts increased 3% to $86.438 billion at September 30, 2025, from $84.245 billion at year-end 2024.
Fixed annuity deposits received for the three and nine months ended September 30, 2025, were $8 million and $20 million, compared with $10 million and $29 million for the same periods of 2024. Fixed annuity deposits have a minimal impact on earned premiums because deposits received are initially recorded as liabilities. Profit is earned over time by way of interest rate spreads. We do not write variable or equity-indexed annuities.
Life Insurance Premiums

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
Term life insurance	$61	$58	5	$179	$174	3
Whole life insurance	14	13	8	40	39	3
Universal life and other	8	9	(11)	27	27	0
Net earned premiums	$83	$80	4	$246	$240	3

•Profitability – Our life insurance segment typically reports a smaller profit compared with the life insurance subsidiary because profits from investment income spreads are included in our investments segment results. We include only investment income credited to contract holders (including interest assumed in life insurance policy reserve calculations) in our life insurance segment results. A profit of $45 million for our life insurance segment in the first nine months of 2025, compared with a profit of $42 million for the same period of 2024, was primarily due to increased earned premiums.

Life insurance segment benefits and expenses consist principally of contract holders' (policyholders') benefits incurred related to traditional life and interest-sensitive products and operating expenses incurred, net of deferred acquisition costs. Total benefits increased in the first nine months of 2025 primarily due to less favorable impacts from the unlocking of interest rate and other actuarial assumptions.

Underwriting expenses for the first nine months of 2025 matched the same period a year ago.

We recognize that assets under management, capital appreciation and investment income are integral to evaluating the success of the life insurance segment because of the long duration of life products. On a basis that includes investment income and investment gains or losses from life-insurance-related
Cincinnati Financial Corporation Third-Quarter 2025 10-Q

invested assets, the life insurance subsidiary reported net income of $28 million and $75 million for the three and nine months ended September 30, 2025, compared with $20 million and $63 million for the three and nine months ended September 30, 2024. The life insurance subsidiary portfolio had net after-tax investment losses of $1 million and $5 million for the three and nine months ended September 30, 2025, compared with less than $1 million and $7 million for the three and nine months ended September 30, 2024.

INVESTMENTS RESULTS
Overview
The investments segment contributes investment income and investment gains and losses to results of operations. Investments traditionally are our primary source of pretax and after-tax profits.
Investment Income
Pretax investment income grew 14% for the third quarter and 15% for the first nine months of 2025, compared with the same periods of 2024. Interest income increased by $40 million and $122 million for the three and nine months ended September 30, 2025, as net purchases of fixed-maturity securities in recent quarters and higher bond yields are working to generally offset effects of the low interest rate environment for several years prior to 2022. Dividend income increased by $1 million for the third quarter and decreased by $3 million for the first nine months of 2025. The decrease for the first nine months of 2025 was primarily due to the unfavorable effect on dividend income from net sales of equity securities during the second half of 2024. That effect was partially offset by net purchases of equity securities during the first nine months of 2025 and dividend rates that have generally been increasing, although more slowly in recent quarters.

Investments Results

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
Total investment income, net of expenses	$295	$258	14	$860	$745	15
Investment interest credited to contract holders	(32)	(32)	0	(95)	(94)	(1)
Investment gains and losses, net	853	758	13	1,259	1,507	(16)
Investments profit, pretax	$1,116	$984	13	$2,024	$2,158	(6)

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

(Dollars in millions)	% Yield	Principal redemptions
At September 30, 2025
Fixed-maturity pretax yield profile:
Expected to mature during the remainder of 2025	4.85%	$269
Expected to mature during 2026	4.82	997
Expected to mature during 2027	5.20	1,027
Average yield and total expected maturities from the remainder of 2025 through 2027	5.00	$2,293

Cincinnati Financial Corporation Third-Quarter 2025 10-Q

The table below shows the average pretax yield-to-amortized cost for fixed-maturity securities acquired during the periods indicated. The average yield for total fixed-maturity securities acquired during the first nine months of 2025 was higher than the 5.06% average yield-to-amortized cost of the fixed-maturity securities portfolio at the end of 2024. Our fixed-maturity portfolio's average yield of 4.96% for the first nine months of 2025, from the investment income table below, was lower than the 5.06% yield for the year-end 2024 fixed-maturities portfolio.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Average pretax yield-to-amortized cost on new fixed-maturities:
Acquired taxable fixed-maturities	5.63%	5.63%	5.81%	5.81%
Acquired tax-exempt fixed-maturities	4.83	4.09	4.75	4.12
Average total fixed-maturities acquired	5.52	5.53	5.69	5.68

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

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
Investment income:
Interest	$227	$187	21	$651	$529	23
Dividends	69	68	1	206	209	(1)
Other	4	7	(43)	16	18	(11)
Less investment expenses	5	4	25	13	11	18
Investment income, pretax	295	258	14	860	745	15
Less income taxes	51	44	16	148	125	18
Total investment income, after-tax	$244	$214	14	$712	$620	15

Investment returns:
Average invested assets plus cash and cash equivalents	$31,899	$29,107		$31,345	$28,447
Average yield pretax	3.70%	3.55%		3.66%	3.49%
Average yield after-tax	3.06	2.94		3.03	2.91
Effective tax rate	17.3	16.9		17.2	16.8

Fixed-maturity returns:
Average amortized cost	$17,816	$15,592		$17,515	$15,218
Average yield pretax	5.10%	4.80%		4.96%	4.63%
Average yield after-tax	4.16	3.93		4.04	3.80
Effective tax rate	18.4	18.1		18.4	18.0

Cincinnati Financial Corporation Third-Quarter 2025 10-Q

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

The table below summarizes total investment gains and losses, before taxes.

(Dollars in millions)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Investment gains and losses:
Equity securities:
Investment gains and losses on securities sold, net	$(9)	$24	$(5)	$146
Unrealized gains and losses on securities still held, net	855	817	1,259	1,446
Subtotal	846	841	1,254	1,592
Fixed maturities:
Gross realized gains	2	1	3	5
Gross realized losses	(1)	(87)	(1)	(94)
Change in allowance for credit losses, net	—	—	(15)	(25)
Subtotal	1	(86)	(13)	(114)
Other	6	3	18	29
Total investment gains and losses reported in net income	853	758	1,259	1,507
Change in unrealized investment gains and losses:
Fixed maturities	241	497	336	367
Total	$1,094	$1,255	$1,595	$1,874

Of the 5,331 fixed-maturity and short-term securities in the portfolio, 17 securities were trading below 70% of amortized cost at September 30, 2025. Our asset impairment committee regularly monitors the portfolio, including a quarterly review of the entire portfolio for potential credit losses. We believe that if liquidity in the markets were to significantly deteriorate or economic conditions were to significantly weaken, we could experience declines in portfolio values and possibly increases in the allowance for credit losses or write-downs to fair value.

Cincinnati Financial Corporation Third-Quarter 2025 10-Q

OTHER
We report as Other the noninvestment operations of the parent company and a noninsurance subsidiary, CFC Investment Company. We also report as Other the underwriting results of Cincinnati Re and Cincinnati Global, including earned premiums, loss and loss expenses and underwriting expenses in the table below.

Total revenues for the first nine months of 2025 for our Other operations increased, compared with the same period of 2024, primarily due to earned premiums from Cincinnati Re and Cincinnati Global, with increases of $33 million and $28 million, respectively. Cincinnati Re had $444 million of earned premiums for the first nine months of 2025 and generated an underwriting loss of $10 million, including an unfavorable impact of $103 million of net catastrophe losses from the January 2025 wildfires in southern California. Cincinnati Global had $231 million of earned premiums for the first nine months of 2025 and generated an underwriting profit of $55 million. Total expenses for Other increased for the first nine months of 2025, primarily due to higher loss and loss expenses from Cincinnati Re and Cincinnati Global.

Other income (loss) in the table below represents profit before income taxes. For the first nine months of 2025, total other loss resulted from an underwriting loss from Cincinnati Re and interest expense from debt of the parent company. For the first nine months of 2024, total other income was driven by underwriting profit from Cincinnati Re and Cincinnati Global.

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
Interest and fees on loans and leases	$3	$3	0	$8	$7	14
Earned premiums	243	245	(1)	675	614	10
Other revenues	3	—	nm	7	3	133
Total revenues	249	248	0	690	624	11
Interest expense	13	13	0	40	40	0
Loss and loss expenses	102	133	(23)	421	290	45
Underwriting expenses	77	70	10	209	180	16
Operating expenses	6	6	0	27	19	42
Total expenses	198	222	(11)	697	529	32
Total other income (loss)	$51	$26	96	$(7)	$95	nm

TAXES
We had $291 million and $423 million of income tax expense for the three and nine months ended September 30, 2025, compared with $220 million and $492 million of income tax expense for the same periods of 2024. The effective tax rate for the three and nine months ended September 30, 2025, was 20.6% and 19.8% compared with 21.2% and 20.7% for the same periods last year. The change in our effective tax rate between periods was primarily due to large changes in our net investment gains and losses included in income for the periods and changes in underwriting income and investment income.

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

Cincinnati Financial Corporation Third-Quarter 2025 10-Q

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2025, shareholders' equity was $15.406 billion, compared with $13.935 billion at December 31, 2024. Total debt was $815 million at September 30, 2025, unchanged from December 31, 2024. At September 30, 2025, cash and cash equivalents totaled $1.460 billion, compared with $983 million at December 31, 2024.

In addition to our historically positive operating cash flow to meet the needs of operations, we have the ability to slow investing activities or sell a portion of our high-quality, liquid investment portfolio if such need arises. We also have additional capacity to borrow on our revolving short-term line of credit, as described further below.

SOURCES OF LIQUIDITY

Subsidiary Dividends
Our lead insurance subsidiary declared dividends of $350 million to the parent company in the first nine months of 2025, compared with $290 million for the same period of 2024. For full-year 2024, our lead insurance subsidiary paid dividends totaling $290 million to the parent company. State of Ohio regulatory requirements restrict the dividends our insurance subsidiary can pay. For full-year 2025, total dividends that our insurance subsidiary can pay to our parent company without regulatory approval are approximately $1.245 billion.

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

The table below shows a summary of the operating cash flow for property casualty insurance (direct method):

(Dollars in millions)	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
Premiums collected	$2,626	$2,343	12	$7,369	$6,593	12
Loss and loss expenses paid	(1,217)	(1,114)	(9)	(3,862)	(3,218)	(20)
Commissions and other underwriting expenses paid	(634)	(585)	(8)	(2,226)	(2,008)	(11)
Cash flow from underwriting	775	644	20	1,281	1,367	(6)
Investment income received	217	192	13	630	533	18
Cash flow from operations	$992	$836	19	$1,911	$1,900	1

Collected premiums for property casualty insurance rose $776 million during the first nine months of 2025, compared with the same period in 2024. Loss and loss expenses paid for the 2025 period increased $644 million. Commissions and other underwriting expenses paid increased $218 million.

Cincinnati Financial Corporation Third-Quarter 2025 10-Q

We discuss our future obligations for claims payments and for underwriting expenses in our 2024 Annual Report on Form 10-K, Item 7, Obligations, Page 95.

Capital Resources
At September 30, 2025, our debt-to-total-capital ratio was 5.0%, considerably below our 35% covenant threshold, with $790 million in long-term debt and $25 million in borrowing on our revolving short-term line of credit. At September 30, 2025, $275 million was available for future cash management needs as part of the general provisions of the line of credit agreement, with another $300 million available as part of an accordion feature. Based on our capital requirements at September 30, 2025, we do not anticipate a material increase in debt levels exceeding the available line of credit amount during the year. As a result, we expect changes in our debt-to-total-capital ratio to continue to be largely a function of the contribution of unrealized investment gains or losses to shareholders' equity. During 2024, we terminated our unsecured letter of credit agreement, which provided a portion of the capital needed to support Cincinnati Global's obligations at Lloyd's. We replaced the letter of credit agreement with common equities, bringing total common equities held in Lloyd's trust accounts to $235 million.

On October 10, 2025, we terminated our $300 million credit agreement and simultaneously entered into a new $400 million unsecured revolving credit agreement expiring on October 10, 2030, with two optional one-year extensions. The credit facility is fully subscribed among four lenders and includes a $400 million accordion feature, a $400 million sublimit for letters of credit, and a $75 million sublimit for swing line loans. The debt-to-total-capital ratio covenant threshold remains at 35%. Current borrowings under the credit agreement were $25 million on October 10, 2025.

We provide details of our three long-term notes in this quarterly report Item 1, Note 3, Fair Value Measurements. None of the notes are encumbered by rating triggers.

Four independent ratings firms award insurer financial strength ratings to our property casualty insurance companies and three firms rate our life insurance company. On September 3, 2025, Fitch Ratings changed our parent company debt rating to A from A-. No additional changes to our parent company debt ratings occurred during the first nine months of 2025. Our debt ratings are discussed in our 2024 Annual Report on Form 10-K, Item 7, Liquidity and Capital Resources, Long-Term Debt, Page 94.

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

Other Commitments
In addition to our contractual obligations, we have other property casualty operational commitments:
•Commissions – Commissions paid were $1.469 billion in the first nine months of 2025. Commission payments generally track with written premiums, except for annual profit-sharing commissions typically paid during the first quarter of the year.
•Other underwriting expenses – Many of our underwriting expenses are not contractual obligations, but reflect the ongoing expenses of our business. Noncommission underwriting expenses paid were $757 million in the first nine months of 2025.
There were no contributions to our qualified pension plan during the first nine months of 2025.

Cincinnati Financial Corporation Third-Quarter 2025 10-Q

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

Uses of Capital
Uses of cash to enhance shareholder return include dividends to shareholders and shares acquired under our repurchase program. In January, May and August 2025, the board of directors declared regular quarterly cash dividends of 87 cents per share for an indicated annual rate of $3.48 per share. During the first nine months of 2025, we used $392 million to pay cash dividends to shareholders.

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

Total gross reserves at September 30, 2025, increased $1.258 billion compared with December 31, 2024. Case loss reserves increased by $237 million, IBNR loss reserves increased by $801 million and loss expense reserves increased by $220 million. The total gross increase was primarily due to our commercial casualty and homeowner lines of business, excess and surplus lines insurance segment and Cincinnati Re.

Cincinnati Financial Corporation Third-Quarter 2025 10-Q

Property Casualty Gross Reserves

(Dollars in millions)	Loss reserves		Loss expense reserves	Total gross reserves
	Case reserves	IBNR reserves			Percent of total
At September 30, 2025
Commercial lines insurance:
Commercial casualty	$1,206	$1,682	$869	$3,757	33.6%
Commercial property	224	235	104	563	5.0
Commercial auto	433	441	178	1,052	9.4
Workers' compensation	378	579	101	1,058	9.5
Other commercial	168	71	168	407	3.6
Subtotal	2,409	3,008	1,420	6,837	61.1
Personal lines insurance:
Personal auto	283	154	125	562	5.0
Homeowner	353	263	117	733	6.5
Other personal	107	236	10	353	3.2
Subtotal	743	653	252	1,648	14.7
Excess and surplus lines	401	520	332	1,253	11.2
Cincinnati Re	225	992	8	1,225	10.9
Cincinnati Global	113	115	4	232	2.1
Total	$3,891	$5,288	$2,016	$11,195	100.0%
At December 31, 2024
Commercial lines insurance:
Commercial casualty	$1,121	$1,498	$824	$3,443	34.7%
Commercial property	251	199	90	540	5.4
Commercial auto	423	355	159	937	9.4
Workers' compensation	389	564	89	1,042	10.5
Other commercial	159	45	137	341	3.4
Subtotal	2,343	2,661	1,299	6,303	63.4
Personal lines insurance:
Personal auto	260	106	100	466	4.7
Homeowner	244	134	88	466	4.7
Other personal	102	166	9	277	2.8
Subtotal	606	406	197	1,209	12.2
Excess and surplus lines	395	425	289	1,109	11.2
Cincinnati Re	191	880	8	1,079	10.8
Cincinnati Global	119	115	3	237	2.4
Total	$3,654	$4,487	$1,796	$9,937	100.0%

LIFE POLICY AND INVESTMENT CONTRACT RESERVES
Gross life policy and investment contract reserves were $3.003 billion at September 30, 2025, compared with $2.960 billion at year-end 2024. Details about these reserves are in this quarterly report Item 1, Note 5, Life Policy and Investment Contract Reserves. We discussed our life insurance reserving practices in our 2024 Annual Report on Form 10-K, Item 7, Life Insurance Policyholder Obligations and Reserves, Page 102.
Cincinnati Financial Corporation Third-Quarter 2025 10-Q

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

The fair value of our investment portfolio was $30.326 billion at September 30, 2025, up $2.661 billion from year-end 2024, including a $1.448 billion increase in the fixed-maturity portfolio, a $1.362 billion increase in the equity portfolio and a $149 million decrease in short-term investments.

(Dollars in millions)	At September 30, 2025				At December 31, 2024
	Cost or amortized cost	Percent of total	Fair value	Percent of total	Cost or amortized cost	Percent of total	Fair value	Percent of total
Taxable fixed maturities	$13,708	61.8%	$13,593	44.8%	$12,668	60.4%	$12,243	44.2%
Tax-exempt fixed maturities	4,139	18.7	4,037	13.3	4,067	19.4	3,939	14.2
Common equities	3,779	17.1	12,209	40.3	3,568	17.0	10,836	39.2
Nonredeemable preferred equities	375	1.7	338	1.1	385	1.8	349	1.3
Short-term investments	149	0.7	149	0.5	298	1.4	298	1.1
Total	$22,150	100.0%	$30,326	100.0%	$20,986	100.0%	$27,665	100.0%

At September 30, 2025, substantially all of our consolidated investment portfolio, measured at fair value, is classified as Level 1 or Level 2. See Item 1, Note 3, Fair Value Measurements, for additional discussion of our valuation techniques.

In addition to our investment portfolio, the total investments amount reported in our condensed consolidated balance sheets includes Other invested assets. Other invested assets included $623 million of private equity investments, $99 million of real estate through direct property ownership and development projects in the United States, $37 million of life policy loans and $14 million in Lloyd's deposit at September 30, 2025.
Cincinnati Financial Corporation Third-Quarter 2025 10-Q

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

In the first nine months of 2025, the increase in fair value of our fixed-maturity portfolio was due to net purchases of securities, plus a decrease in our net unrealized loss position that reflected a decrease in U.S. Treasury yields and a slight tightening of corporate credit spreads. At September 30, 2025, our fixed-maturity portfolio with an average rating of A2/A+ was valued at 98.8% of its amortized cost, compared with 96.7% at December 31, 2024.

At September 30, 2025, our investment-grade fixed-maturity securities represented 97.4% of the portfolio based on ratings provided by nationally recognized statistical rating organizations or the Securities Valuation Office of the National Association of Insurance Commissioners.

Attributes of the fixed-maturity portfolio include:

	At September 30, 2025		At December 31, 2024
Weighted average yield-to-amortized cost	5.10%		5.06%
Weighted average maturity	10.9	yrs	10.2	yrs
Effective duration	5.6	yrs	5.0	yrs

We discuss maturities of our fixed-maturity portfolio in our 2024 Annual Report on Form 10-K, Item 8, Note 2, Investments, Page 135, and in this quarterly report Item 2, Investments Results.
Cincinnati Financial Corporation Third-Quarter 2025 10-Q

TAXABLE FIXED MATURITIES
Our taxable fixed-maturity portfolio, with a fair value of $13.593 billion at September 30, 2025, included:

(Dollars in millions)	At September 30, 2025	At December 31, 2024
Investment-grade corporate	$9,140	$8,070
Government-sponsored enterprises	2,346	2,274
States, municipalities and political subdivisions	809	782
Asset-backed	778	551
United States government	274	226
Noninvestment-grade corporate	223	310
Foreign government	23	30
Total	$13,593	$12,243

Our strategy is to buy, and typically hold, fixed-maturity investments to maturity, but we monitor credit profiles and fair value movements when determining holding periods for individual securities. With the exception of United States agency issues that include government-sponsored enterprises, no individual issuer's securities accounted for more than 0.8% of the taxable fixed-maturity portfolio at September 30, 2025. Our investment-grade corporate bonds had an average rating of Baa1 by Moody's or BBB+ by S&P Global Ratings and represented 67.2% of the taxable fixed-maturity portfolio's fair value at September 30, 2025, compared with 65.9% at year-end 2024.

The heaviest concentration in our investment-grade corporate bond portfolio, based on fair value at
September 30, 2025, was the financial sector. It represented 30.3% of our investment-grade corporate bond portfolio, compared with 33.8% at year-end 2024. The utility and energy sectors represented 13.4% and 11.0%, compared with 13.0% and 10.6%, respectively, at year-end 2024. No other sector exceeded 10% of our investment-grade corporate bond portfolio.

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

Our taxable fixed-maturity portfolio at September 30, 2025, included $778 million of asset-backed securities at fair value with an average rating of Aa2/AA.
TAX-EXEMPT FIXED MATURITIES
At September 30, 2025, we had $4.037 billion of tax-exempt fixed-maturity securities at fair value with an average rating of Aa2/AA by Moody's and S&P Global Ratings. We traditionally have purchased municipal bonds focusing on general obligation and essential services issues, such as water, waste disposal or others. The portfolio is well diversified among approximately 1,900 municipal bond issuers. No single municipal issuer accounted for more than 0.6% of the tax-exempt fixed-maturity portfolio at September 30, 2025.

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
Cincinnati Financial Corporation Third-Quarter 2025 10-Q

The table below summarizes the effect of hypothetical changes in interest rates on the fair value of the fixed-maturity portfolio:

(Dollars in millions)	Effect from interest rate change in basis points
	-200	-100	—	100	200
At September 30, 2025	$19,606	$18,610	$17,630	$16,563	$15,495
At December 31, 2024	$17,750	$16,967	$16,182	$15,317	$14,433

The effective duration of the fixed-maturity portfolio as of September 30, 2025, was 5.6 years, up from 5.0 years at year-end 2024. The above table is a theoretical presentation showing that an instantaneous, parallel shift in the yield curve of 100 basis points could produce an approximately 5.8% change in the fair value of the fixed-maturity portfolio. Generally speaking, the higher a bond is rated, the more directly correlated movements in its fair value are to changes in the general level of interest rates, exclusive of call features. The fair values of average- to lower-rated corporate bonds are additionally influenced by the expansion or contraction of credit spreads.

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

SHORT-TERM INVESTMENTS
Our short-term investments consist of commercial paper purchased within one year of maturity. We make short-term investments primarily with funds to be used to make upcoming cash payments, such as dividends, taxes or other corporate purposes. At September 30, 2025, we had $149 million of short-term investments.

EQUITY INVESTMENTS
Our equity investments, with a fair value totaling $12.547 billion at September 30, 2025, included $12.209 billion of common stock securities of companies generally with strong indications of paying and growing their dividends. Other criteria we evaluate include increasing sales and earnings, proven management and a favorable outlook. We believe our equity investment style is an appropriate long-term strategy. While our long-term financial position would be affected by prolonged changes in the market valuation of our investments, we believe our strong surplus position and cash flow provide a cushion against short-term fluctuations in valuation. Continued payment of cash dividends by the issuers of our common equity holdings can provide a floor to their valuation.

The table below summarizes the effect of hypothetical changes in market prices on fair value of our equity portfolio.

(Dollars in millions)	Effect from market price change in percent
	-30%	-20%	-10%	—	10%	20%	30%
At September 30, 2025	$8,783	$10,038	$11,292	$12,547	$13,802	$15,056	$16,311
At December 31, 2024	$7,830	$8,948	$10,067	$11,185	$12,304	$13,422	$14,541

At September 30, 2025, Microsoft (Nasdaq:MSFT) was our largest single common stock holding with a fair value of $940 million, or 7.7% of our publicly traded common stock portfolio and 3.1% of the total investment portfolio. Forty-two holdings (among nine different sectors) each had a fair value greater than $100 million.
Cincinnati Financial Corporation Third-Quarter 2025 10-Q

Common Stock Portfolio Industry Sector Distribution

	Percent of common stock portfolio
	At September 30, 2025		At December 31, 2024
	Cincinnati Financial	S&P 500 Industry Weightings	Cincinnati Financial	S&P 500 Industry Weightings
Sector:
Information technology	33.9%	34.8%	32.6%	32.5%
Industrials	14.1	8.3	14.3	8.2
Financial	13.4	13.6	12.4	13.6
Healthcare	10.2	8.9	10.8	10.1
Consumer discretionary	7.5	10.5	7.6	11.2
Consumer staples	6.6	4.9	6.9	5.5
Energy	4.3	2.9	4.2	3.2
Materials	3.8	1.8	4.7	1.9
Utilities	3.1	2.3	3.1	2.3
Real estate	1.9	1.9	2.1	2.1
Communication services	1.2	10.1	1.3	9.4
Total	100.0%	100.0%	100.0%	100.0%

UNREALIZED INVESTMENT GAINS AND LOSSES
At September 30, 2025, unrealized investment gains before taxes for the fixed-maturity portfolio totaled $212 million and unrealized investment losses amounted to $429 million before taxes.

The $217 million net unrealized loss position in our fixed-maturity portfolio at September 30, 2025, decreased in the first nine months of 2025, primarily due to a decrease in U.S. Treasury yields and a slight tightening of corporate credit spreads. The net loss position for our current fixed-maturity holdings will naturally decline over time as individual securities approach maturity. In addition, changes in interest rates can cause rapid, significant changes in fair values of fixed-maturity securities and the net loss position, as discussed in Quantitative and Qualitative Disclosures About Market Risk.

For federal income tax purposes, taxes on gains from appreciated investments generally are not due until securities are sold. We believe that the appreciated value of equity securities, compared with the cost of securities that is generally used as a tax basis, is a useful measure to help evaluate how fair value can change over time. On this basis, the net unrealized investment gains at September 30, 2025, consisted of a net gain position in our equity portfolio of $8.393 billion. Events or factors such as economic growth or recession can affect the fair value and unrealized investment gains of our equity securities. The five largest holdings in our common stock portfolio at September 30, 2025, were Microsoft, Apple (Nasdaq:AAPL), Broadcom Inc. (Nasdaq:AVGO), JPMorgan Chase & Co (NYSE:JPM), and Abbvie Inc. (NYSE:ABBV), which had a combined fair value of $3.652 billion.

Unrealized Investment Losses
We expect the number of fixed-maturity securities trading below amortized cost to fluctuate as interest rates rise or fall and credit spreads expand or contract due to prevailing economic conditions. Further, amortized costs for some securities are revised through write-downs recognized in prior periods. At September 30, 2025, 2,831 of the 5,331 fixed-maturity and short-term securities we owned had fair values below amortized cost, compared with 3,723 of the 5,090 securities we owned at year-end 2024. The 2,831 holdings with fair values below amortized cost at September 30, 2025, represented 46.5% of the fair value of our fixed-maturity and short-term investments portfolio and $429 million in unrealized losses.
•2,137 of the 2,831 holdings had fair value between 90% and 100% of amortized cost at September 30, 2025. These primarily consist of securities whose current valuation is largely the result of interest rate factors. The fair value of these 2,137 securities was $7.055 billion, and they accounted for $156 million in unrealized losses.
•677 of the 2,831 holdings had fair value between 70% and 90% of amortized cost at September 30, 2025. We believe the 677 securities will continue to pay interest and ultimately pay principal upon maturity.
Cincinnati Financial Corporation Third-Quarter 2025 10-Q

The issuers of these 677 securities have strong cash flow to service their debt and meet their contractual obligation to make principal payments. The fair value of these securities was $1.192 billion, and they accounted for $257 million in unrealized losses.
•17 of the 2,831 holdings had fair value below 70% of amortized cost at September 30, 2025. We believe these securities will continue to pay interest and ultimately pay principal upon maturity. The fair value of these securities was $27 million, and they accounted for $16 million in unrealized losses.

The table below reviews fair values and unrealized losses by investment category and by the overall duration of the securities' continuous unrealized loss position.

(Dollars in millions)	Less than 12 months		12 months or more		Total
At September 30, 2025	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed-maturity:
Corporate	$793	$14	$2,887	$179	$3,680	$193
States, municipalities and political subdivisions	873	20	2,019	201	2,892	221
Government-sponsored enterprises	922	3	488	2	1,410	5
Asset-backed	173	4	91	5	264	9
United States government	—	—	27	1	27	1
Foreign government	1	—	—	—	1	—
Total fixed-maturity	2,762	41	5,512	388	8,274	429
At December 31, 2024
Fixed-maturity:
Corporate	$2,815	$78	$3,634	$255	$6,449	$333
States, municipalities and political subdivisions	1,513	25	1,898	245	3,411	270
Government-sponsored enterprises	1,876	8	92	1	1,968	9
Asset-backed	331	10	96	7	427	17
United States government	48	—	100	2	148	2
Foreign government	—	—	3	—	3	—
Total fixed-maturity	6,583	121	5,823	510	12,406	631
Short-term	100	—	—	—	100	—
Total fixed-maturity and short-term investments	$6,683	$121	$5,823	$510	$12,506	$631

At September 30, 2025, applying our invested asset impairment policy, we determined that the total of $429 million, for securities in an unrealized loss position in the table above, was not the result of a credit loss.

During the first nine months of 2025, no fixed maturity securities were written down to fair value, due to an intention to be sold. The allowance for credit losses increased $15 million during the first nine months of 2025. During the first nine months of 2024, no fixed maturity securities were written down to fair value, due to an intention to be sold. The increase in the allowance for credit losses was $25 million during the first nine months of 2024.

During the full year of 2024, no securities were written down to fair value. At December 31, 2024, 3,723 fixed-maturity and short-term securities with a total unrealized loss of $631 million were in an unrealized loss position. Of that total, 19 securities had fair values below 70% of amortized cost.

Cincinnati Financial Corporation Third-Quarter 2025 10-Q

The following table summarizes the investment portfolio by severity of decline:

(Dollars in millions)	Number of issues	Amortized cost	Fair value	Gross unrealized gain (loss)	Gross investment income
At September 30, 2025
Taxable fixed maturities:
Fair valued below 70% of amortized cost	6	$27	$17	$(10)	$1
Fair valued at 70% to less than 100% of amortized cost	1,373	6,331	6,035	(296)	215
Fair valued at 100% and above of amortized cost	1,365	7,350	7,541	191	266
Investment income on securities sold in current year	—	—	—	—	58
Total	2,744	13,708	13,593	(115)	540
Tax-exempt fixed maturities:
Fair valued below 70% of amortized cost	11	16	10	(6)	—
Fair valued at 70% to less than 100% of amortized cost	1,441	2,329	2,212	(117)	58
Fair valued at 100% and above of amortized cost	1,134	1,794	1,815	21	44
Investment income on securities sold in current year	—	—	—	—	5
Total	2,586	4,139	4,037	(102)	107
Fixed-maturities summary:
Fair valued below 70% of amortized cost	17	43	27	(16)	1
Fair valued at 70% to less than 100% of amortized cost	2,814	8,660	8,247	(413)	273
Fair valued at 100% and above of amortized cost	2,499	9,144	9,356	212	310
Investment income on securities sold in current year	—	—	—	—	63
Total	5,330	17,847	17,630	(217)	647
Short-term investments:
Fair valued below 70% of cost	—	—	—	—	—
Fair valued at 70% to less than 100% of cost	—	—	—	—	—
Fair valued at 100% and above of cost	1	149	149	—	2
Investment income on securities sold in current year	—	—	—	—	3
Total	1	149	149	—	5
Fixed maturities and short-term investments summary:
Fair valued below 70% of cost	17	43	27	(16)	1
Fair valued at 70% to less than 100% of cost	2,814	8,660	8,247	(413)	273
Fair valued at 100% and above of cost	2,500	9,293	9,505	212	312
Investment income on securities sold in current year	—	—	—	—	66
Total	5,331	$17,996	$17,779	$(217)	$652

At December 31, 2024
Fixed maturities and short-term investments summary:
Fair valued below 70% of amortized cost	19	$43	$28	$(15)	$2
Fair valued at 70% to less than 100% of amortized cost	3,704	13,094	12,478	(616)	461
Fair valued at 100% and above of amortized cost	1,367	3,896	3,974	78	184
Investment income on securities sold in current year	—	—	—	—	86
Total	5,090	$17,033	$16,480	$(553)	$733

See our 2024 Annual Report on Form 10-K, Item 7, Critical Accounting Estimates, Asset Impairment, Page 56.

Cincinnati Financial Corporation Third-Quarter 2025 10-Q

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures – The company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)).

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company's management, with the participation of the company's chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of September 30, 2025. Based upon that evaluation, the company's chief executive officer and chief financial officer concluded that the design and operation of the company's disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to ensure:
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
Changes in Internal Control over Financial Reporting – During the three months ended September 30, 2025, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Cincinnati Financial Corporation Third-Quarter 2025 10-Q

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
Cincinnati Financial Corporation Third-Quarter 2025 10-Q

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any of our shares that were not registered under the Securities Act during the first nine months of 2025. Our repurchase program does not have an expiration date. On January 26, 2018, an additional 15 million shares were authorized, which expanded our current repurchase program. We have 4,911,006 shares available for purchase under our programs at September 30, 2025.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1-31, 2025	—	—	—	5,314,506
August 1-31, 2025	403,500	$149.75	403,500	4,911,006
September 1-30, 2025	—	—	—	4,911,006
Totals	403,500	149.75	403,500

Cincinnati Financial Corporation Third-Quarter 2025 10-Q

Item 5.    Other Information
Neither the company nor any of our officers or directors adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement as defined by Item 408(a) and Item 408(d) of Regulation S-K during the last fiscal quarter.

Cincinnati Financial Corporation Third-Quarter 2025 10-Q

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

Cincinnati Financial Corporation Third-Quarter 2025 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINCINNATI FINANCIAL CORPORATION
Date: October 27, 2025

/S/ Michael J. Sewell
Michael J. Sewell, CPA
Chief Financial Officer, Executive Vice President and Treasurer
(Principal Accounting Officer)
Cincinnati Financial Corporation Third-Quarter 2025 10-Q